Form 10-Q
period 1993-12-31
AVNET INC
filed 1994-02-14
CIK 8858

                      SECURITIES AND EXCHANGE COMMISSION

                            WASHINGTON, D.C. 20549

                                   FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934



For Quarter Ended  December 31, 1993                  Commission File  #1-4224


                                    Avnet, Inc.
            (Exact name of registrant as specified in its charter)


             New York                                           11-1890605
(State or other jurisdiction of                       IRS Employer I.D. Number
incorporation or organization)


     80 Cutter Mill Road, Great Neck, N.Y.                           11021
(Address of principal executive offices)                           (Zip Code)


Registrant's telephone number, including area code . . . . . . . .516-466-7000


                                    Not Applicable
(Former name, former address and former fiscal year, if changed since last report)


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days.


                         Yes  x                 No

The number of shares of the registrant's Common Stock (net of treasury shares)
as of the close of the period covered by this report . . . . . 40,562,330 shs.

The number of units then outstanding of other publicly-traded securities of the registrant:

     6% Conv. Sub. Debs. Due 2012  . . . . . . . . . . . . . . . $105,285,000

                       AVNET, INC. AND SUBSIDIARIES

                                     INDEX


Part  I. Financial Information                                    Page No.

         Item 1.  Financial Statements.

              Consolidated Condensed Balance Sheets -
              December 31, 1993 and June 30, 1993                     3


              Consolidated Condensed Statements of Income -
              First Halves Ended December 31, 1993 and
              January 1, 1993                                         4


              Consolidated Condensed Statements of Income -           5
              Second Quarters Ended December 31, 1993 and
              January 1, 1993


              Consolidated Condensed Statements of Cash Flows -
              First Halves Ended December 31, 1993 and
              January 1, 1993                                         6


              Notes to Consolidated Condensed Financial
              Statements                                            7-8


         Item 2.  Management's Discussion and Analysis             9-11


Part II. Other Information

         Item 6.  Exhibits and Reports from Form 8-K

                  a.  The following documents are filed as
                      part of this report:

                      *Exhibit 11.1  Computation of Earnings per
                                     share - Primary                 12 - 13

                      *Exhibit 11.2  Computation of Earnings per
                                     share - Fully Diluted           14 - 15


         Signature Page                                              16


         * Filed herewith

                      PART I - FINANCIAL INFORMATION

                         AVNET, INC. AND SUBSIDIARIES
                     CONSOLIDATED CONDENSED BALANCE SHEETS
                            (dollars in thousands)


Item I.  Financial Statements

                                                December 31,      June 30,
                                                    1993            1993
                                                (unaudited)       (audited)
Assets:
  Current assets:
    Cash and cash equivalents                    $   52,797      $  219,827
    Receivables, less allowances of $19,653
      and $14,736, respectively                     496,837         359,200
    Inventories (Note 3)                            598,578         491,769
    Other                                             8,019           4,797
Total current assets                              1,156,231       1,075,593

  Property, plant & equipment, at cost, net         110,240         102,539
  Intangibles and other assets                      406,192          69,181

      Total assets                               $1,672,663      $1,247,313

Liabilities:
  Current liabilities:
    Borrowings due within one year               $   75,608      $      107
    Accounts payable                                188,113         182,227
    Accrued expenses and other                      106,299          90,196

      Total current liabilities                     370,020         272,530
  Long-term debt, less due within one year          244,075         106,623

  Contingencies (Note 4)

      Total liabilities                             614,095         379,153

Shareholders' equity (Note 5):
  Common stock $1.00 par, authorized
    60,000,000 shares, issued 41,047,000
    shares and 36,131,000 shares,
    respectively                                     41,047          36,131
  Additional paid-in capital                        306,272         138,230
  Retained earnings                                 738,065         719,308
  Cumulative translation adjustments            (    15,554)    (    14,313)
  Common stock held in treasury at cost,
    485,000 shares and 483,000 shares,
    respectively                                (    11,262)    (    11,196)

      Total shareholders' equity                  1,058,568         868,160

      Total liabilities and shareholders'
        equity                                   $1,672,663      $1,247,313


           SEE NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS

                         AVNET, INC. AND SUBSIDIARIES
                  CONSOLIDATED CONDENSED STATEMENTS OF INCOME
                (amounts in thousands except per share amounts)


                                                     First Half Ended
                                                December 31,    January 1,
                                                    1993           1993
                                                         (unaudited)
Revenues:

  Sales                                          $1,728,464     $1,059,997
  Investment and other income, net                      966         13,656

                                                  1,729,430      1,073,653

Costs and expenses:
  Cost of sales                                   1,390,515        826,330
  Selling, shipping, general
    and administrative                              235,902        179,583
  Depreciation and amortization                      12,720          8,145
  Restructuring and integration                      22,702           --
  Interest                                            6,612          5,393

                                                  1,668,451      1,019,451

Income before income taxes and cumulative
  effect of change in accounting for
    income taxes                                     60,979         54,202

Income taxes                                         27,267         21,838

Income before cumulative effect of
  accounting change                                  33,712         32,364

Cumulative effect of change in method of
  accounting for income taxes                        (2,791)         --

Net income                                       $   30,921       $ 32,364

Earnings per share:  (Note 6)
  Income before cumulative effect of
    accounting change                            $    0.83        $   0.90

  Cumulative effect of change in method
    of accounting for income taxes                   (0.07)           --

Net income                                       $    0.76        $   0.90

Shares used to compute earnings per
  share (Note 6)                                    40,814          38,201






           SEE NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS

                         AVNET, INC. AND SUBSIDIARIES
                  CONSOLIDATED CONDENSED STATEMENTS OF INCOME
                (amounts in thousands except per share amounts)





                                                  Second Quarter Ended
                                                December 31,    January 1,
                                                    1993           1993
                                                         (unaudited)
Revenues:

  Sales                                          $  850,462       $526,846
  Investment and other income, net                      388          5,387

                                                    850,850        532,233

Costs and expenses:
  Cost of sales                                     685,465        410,970
  Selling, shipping, general
    and administrative                              114,132         89,936
  Depreciation and amortization                       6,687          3,895
  Interest                                            3,411          1,974

                                                    809,695        506,775

Income before income taxes                           41,155         25,458

Income taxes                                         17,553          9,958

Net income                                       $   23,602       $ 15,500

Earnings per share  (Note 6)                     $     0.58       $   0.43

Shares used to compute earnings per
  share (Note 6)                                     40,836         38,227



















           SEE NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS

                         AVNET, INC. AND SUBSIDIARIES
                CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS
                            (dollars in thousands)

                                                    First Half Ended

                                                December 31,    January 1,
                                                   1993            1993
                                                       (unaudited)

Cash flows from operating activities:
  Net income                                     $ 30,921        $ 32,364
  Add non-cash and other reconciling items:
    Depreciation and amortization                  15,473          12,630
    Deferred taxes                              (   1,089)      (     471)
    Cumulative effect of change in accounting
      for income taxes                              2,791            --
    Other, net (Note 7)                             7,539       (   2,112)

                                                   55,635          42,411

  Receivables                                   (  41,736)      (     121)
  Inventories                                       4,935          14,398
  Payables, accruals and other, net             (  52,456)      (  14,795)

    Net cash flows (used for) provided from
      operations                                (  33,622)         41,893


Cash flows from financing activities:
  Redemption of debentures                           --         (  68,117)
  Issuance (payment) of other debt                211,413       (   3,293)
  Cash dividends                                (  11,426)      (  10,660)
  Other, net                                        1,278             793

    Net cash flows provided from (used for)
      financing                                   201,265       (  81,277)

Cash flows from investing activities:
  Purchases of property, plant and equipment    (   8,362)      (  10,379)
  Acquisition of operations (Note 7)            ( 326,238)      (  15,256)
  Disposition of interest-bearing
    investments, net                                 --           224,675
  Other, net                                    (      73)             49

    Net cash flows (used for) provided from
      investing                                 ( 334,673)        199,089

Cash and cash equivalents:
      - (decrease) increase                     ( 167,030)        159,705
      - at beginning of year                      219,827          56,893
      - at end of period                         $ 52,797        $216,598

Additional cash flow information: (Note 7)


           SEE NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS

                         AVNET, INC. AND SUBSIDIARIES

             NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS



1. In the opinion of the Company, the accompanying unaudited consolidated condensed financial statements contain all adjustments (consisting of normal recurring accruals) necessary to present fairly the financial position as of December 31, 1993; the results of operations for the first halves and second quarters ended December 31, 1993 and January 1, 1993; and the cash flows for the first halves ended December 31, 1993 and January 1, 1993.


2. The results of operations for the first half and second quarter ended December 31, 1993 are not necessarily indicative of the results to be expected for the full year.


3.  Inventories:
    (Thousands)

                                                December 31  June 30,
                                                  1993         1993

    Finished goods                              $513,099     $422,823
    Work in process                                2,881        2,861
    Purchased parts and raw materials             82,598       66,085

                                                $598,578     $491,769


4. From time to time, the Company may become liable with respect to pending and threatened litigation, taxes and environmental and other matters. During the fourth quarter of 1992, the Environmental Protection Agency
    (EPA) issued a remedial investigation and feasibility study in connection with the environmental clean-up at a Company-owned site in Oxford, NC for which the company has been designated a potentially responsible party. The EPA's preliminary estimate of the cost of the clean-up alternative it has recommended is approximately $6.3 million. In addition, past costs of the EPA have amounted to approximately $1.5 million. In May 1993, the Company settled its lawsuit against the prior owners of the site and entered into a Consent Decree and Court Order. Pursuant to that settlement, the former owners have agreed to bear at least 70% of the clean-up cost of the site. The Company will be responsible for not more than 30% of the clean-up costs. In August 1993 the Company and the former owners entered into a Consent Decree with the EPA pursuant to which the clean-up of the site will proceed. The Company believes that it has adequately reserved for its share of the costs of the clean-up and it is not anticipated that any other contingent matters will have a material adverse impact on the Company's financial condition, liquidity or results of operations.


5.  Number of shares of common stock reserved
    for conversion, warrants, options and
    other rights:                                         5,052,295

                          AVNET, INC. AND SUBSIDIARIES

             NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS


6. Solely for the purpose of calculating earnings per share for the second quarter and first half of the prior year ended January 1, 1993, common shares issuable upon conversion of the 6% Convertible Subordinated Debentures were considered common equivalent shares and the net interest expense applicable to such Debentures was eliminated. In the current year's second quarter and first half these adjustments were not made because the impact of including the 6% Debentures would have been immaterial.


7.  Additional cash flow information:

    Other non-cash and reconciling items primarily include the provision for doubtful accounts and gains and losses on dispositions of marketable securities. Non-cash financing costs include the issuance of $166.1 million in Avnet stock in connection with the acquisition of Hall-Mark Electronics Corporation ("Hall-Mark").

    Cash expended for the acquisition of operations include primarily the cash paid for the acquisition of Hall-Mark and Adelsy.

    Interest and income taxes paid were as follows:
    (Thousands)                                           Fiscal
                                                  1994            1993

    Interest                                    $  7,432        $  9,074
    Income taxes                                $ 37,063        $ 20,727


8. On July 1, 1993, the Company completed the acquisition of all of the stock of Hall-Mark, the nation's third largest distributor of electronic components, pursuant to an Agreement and Plan of Merger dated April 20, 1993. Each share of Hall-Mark common stock was exchanged for $20 in cash and 0.45 shares of Avnet common stock, which had a market value of $34.1875 on July 1, 1993. The total cost of the acquisition was approximately $487.6 million consisting of $212.0 million in cash (after consideration of Hall-Mark cash on hand, proceeds from the exercise of Hall-Mark options and warrants, and professional fees incurred in connection with the acquisition) and $166.1 million in Avnet stock for the Hall-Mark common stock, and $109.5 million for the refinancing of Hall-Mark bank debt. The $321.5 million of funding required to complete the transaction was financed through cash on hand and borrowings under a credit facility with NationsBank of North Carolina, N.A. The transaction has been accounted for as a purchase.

                 Item 2. Management Discussion and Analysis

Results of Operations


On July 1, 1993, Avnet completed the acquisition of Hall-Mark Electronics Corporation, including its wholly-owned subsidiary Allied Electronics, Inc. (together referred to as "Hall-Mark"). Prior to the acquisition, Hall-Mark was the nation's third largest distributor of electronic components. Immediately after the acquisition, Hall-Mark was integrated into the Company's Electronic Marketing Group. Accordingly, the results of operations of the Company for the second quarter and first half of fiscal 1994 ended December 31, 1993 includes the results of Hall-Mark.

In the second quarter of this year, consolidated sales were $850.5 million, up 61% as compared with sales of $526.8 million in the prior year's quarter and up more than 20% when the prior year's sales are adjusted proforma to include Hall-Mark sales. Gross profit margins of 19.4% for the quarter were lower by 2.6% as compared with 22.0% during the prior year period as competitive pressures and sales of lower margin microprocessors continued to increase. However, operating expenses as a percentage of sales, excluding depreciation and amortization, decreased by 3.7% to 13.4% in the second quarter of this year as compared with 17.1% in the prior year period reflecting the Company's continued emphasis on operating efficiencies as well as the impact of synergies achieved through the integration of Hall-Mark.
Depreciation and amortization were substantially higher in the current year's second quarter and first half due primarily to the amortization of goodwill associated with the Hall-Mark acquisition.

Sales in the first half of fiscal 1994 were $1.728 billion or 63% higher than the
$1.060 billion in the prior year period. If Hall-Mark sales were included in the prior year first half, sales during fiscal 1994's first half would be 22% higher.
Gross profit margins in the first half of this year were 19.6% as compared with 22.0% in the prior year, a decline of 2.4%. Operating expenses as a percentage of sales, excluding depreciation and amortization, were 13.6% as compared with 16.9% last year.

Investment and other income was down substantially in the second quarter and first half of fiscal 1994 when compared with the comparable periods last year. This was due primarily to the liquidation of the Company's marketable securities portfolio, the proceeds of which were used to partially fund the July 1, 1993 acquisition of Hall-Mark. Interest expense in the second quarter and first half were both higher than in the prior year periods due primarily to the increase in total debt outstanding as a result of the Hall-Mark acquisition. The effective tax rate increased in fiscal 1994 due primarily to the 1% increase in federal income tax rates and the impact of the non-deductible amortization of goodwill which arose in connection with the acquisition of Hall-Mark.

As a result of the above, net income for the second quarter and first half (before one-time special charges recorded in the first quarter) were $23.6 million and $47.7 million, respectively up 52% and 47% when compared with the comparable prior year periods.

During the first quarter of 1994 the Company recorded one time special charges which negatively impacted net income by $16.8 million or $0.41 per share. After such charges, net income for the first half was $30.9 million or $0.76 per share.
The one-time charges included $22.7 million ($13.5 million after tax) of restructuring and integration costs associated with the July 1, 1993 acquisition of Hall-Mark and the restructuring of the Electrical and Industrial Group.
These costs included accruals for severance, anticipated real and personal property lease terminations, relocation of employees, inventory adjustments related to anticipated supplier terminations and other items. Other non-recurring charges in the first quarter were the $0.5 million impact of the retroactive increase in federal income tax rates as it relates to fiscal 1993 income and the $2.8 million cumulative effect of the change in the method of accounting for income taxes as a result of the Company's adopting Statement of Financial Accounting Standard (SFAS) No. 109.

Sales per day during January, the first month of the third quarter, were higher than in the comparable period last year when adjusted to include the sales of Hall-Mark on a proforma basis, and were about the same as in October, the first month of the immediately preceding quarter.

The Electronic Marketing Group's fiscal 1994 second quarter and first half sales accounted for 88% of consolidated sales as compared with 85% in the prior year periods. Group sales were up by 68% and 69% respectively in the second quarter and first half as compared with the comparable periods last year, due principally to the Hall-Mark acquisition, a strong sales performance at Hamilton Hallmark and the Avnet Computer Group and a significant increase in the Group's European volume. Gross profit margins in both the second quarter and first half of this year were lower than in the prior year periods, but lower operating expenses as a percentage of sales more than offset the decrease in gross profit margins. Although the decrease in investment and other income and the increase in the effective tax rate resulted in a slightly lower net income margin this year as compared with last year, net income (before special charges) increased more than 40% in both the second quarter and first half.

The Video Communications Group's second quarter sales of $58.4 million, which represented 7% of consolidated sales, were up 51% as compared with the prior year's quarter, while first half sales of $116.3 million were up almost 75% over the prior year period. This sales increase was due primarily to the sales volume of replacement satellite TV signal decoding mechanisms. Net income was up substantially compared with the prior year's first half (which included the losses incurred by the Far East operations that have since been closed).

The Electrical and Industrial Group, with 5% of consolidated sales, posted slightly lower revenues and a small loss for the second quarter and first half due principally to continued sluggishness in the Group's factory maintenance and repair parts businesses.

Liquidity and Capital Resources

During the first half of fiscal 1994, the Company used $326.2 million for the acquisition of Hall-Mark and Adelsy. Additionally, the Company used $33.6 million for operations and $18.6 million, net for the purchases of property, plant and equipment, cash dividends and other items. Of the $378.4 million use of funds, $211.4 million was obtained by the Company from short-term bank borrowings and $167.0 million came from the Company's available cash.
The Company's quick assets at December 31, 1993 totaled $549.6 million compared with $579.0 million at June 30, 1993, and exceeded the Company's current liabilities by $179.6 million compared with a $306.5 million excess at June 30, 1993. Working capital at December 31, 1993 was $786.2 million compared with $803.1 million at June 30, 1993. At the end of the second quarter, to support each dollar of current liabilities, the Company had $1.48 of quick assets and $1.64 of other current assets for a total of $3.12 of current assets compared with $3.95 at June 30, 1993.

In order to fund the acquisition of Hall-Mark, the Company established a credit arrangement with NationsBank of North Carolina, N.A. ("NationsBank").
That credit arrangement has been restructured and currently consists of a $75 million revolving bridge loan facility with NationsBank and a three-year revolving credit facility with a syndication of banks which provides a line of credit up to $150.0 million. The Company may select from various interest rate options and maturities under both facilities. In January 1994 the Company filed a "shelf" registration statement with the Securities and Exchange Commission which provides for borrowings of up to $200 million in public debt over the next two years. The Company anticipates that it will complete a public debt offering in the near future, and use the proceeds to pay down a portion of its outstanding bank debt. At this time the Company anticipates an initial borrowing under the registration statement in the range of $100 to $125 million.

During the first half of fiscal 1994, shareholders' equity increased by $190.4 million, principally as a result of the issuance of common stock in connection with the acquisition of Hall-Mark. Long-term debt increased by $137.5 million due primarily to borrowings under the newly established three-year revolving credit facility described above. Short-term borrowings consist mainly of the balance due under the NationsBank revolving bridge loan facility. At December 31, 1993 the Company's long-term debt amounted to $244.1 million or 18.7% of capital. If the NationsBank loan was included as long-term debt, the ratio of debt to capital would be 23.2%. The Company's favorable balance sheet ratios would facilitate additional financing if, in the opinion of management, such financing would enhance the future operations of the Company.

Currently, the Company does not have any commitments for material capital expenditures. The Company is not aware of any commitments, contingencies, trends, events or uncertainties which are anticipated to have a material adverse impact on the Company's financial condition or which may significantly alter its ability to generate sufficient cash from internal or external sources to meet its needs. However, reference is made to Note 4 of the financial statements, which
Note is incorporated as if fully set forth herein, and which describes an environmental clean-up of a Company-owned site in Oxford, North Carolina. In addition, in October 1993, the Company received a notice of claim from the New York State Department of Environmental Protection in connection with a proposed remedial investigation at a site formerly owned by the Company's Video Communications Group in Huguenot, New York. The Company is currently investigating the nature and extent of its potential liability in connection with the remedial investigation, which has not yet been determined.