Form 10-Q
period 1994-04-01
AVNET INC
filed 1994-05-16
CIK 8858

SECURITIES AND EXCHANGE COMMISSION

                            WASHINGTON, D.C. 20549

                                   FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934



For Quarter Ended  April 1, 1994                  Commission File  #1-4224


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


                         Yes  x                 No

The number of shares of the registrant's Common Stock (net of treasury shares)
as of the close of the period covered by this report . . . . . 40,650,465 shs.

The number of units then outstanding of other publicly-traded securities of the registrant:

    6% Conv. Sub. Debs. Due April 15, 2012  . . . . . . . . . . $105,285,000
    6 7/8% Notes Due March 15, 2004 . . . . . . . . . . . . . . $100,000,000

                           AVNET, INC. AND SUBSIDIARIES

                                     INDEX


Part  I. Financial Information                                    Page No.

         Item 1.  Financial Statements.

              Consolidated Condensed Balance Sheets -
              April 1, 1994 and June 30, 1993                         3


              Consolidated Condensed Statements of Income -
              Nine Months Ended April 1, 1994 and
              April 2, 1993                                           4


              Consolidated Condensed Statements of Income -
              Third Quarter Ended April 1, 1994 and
              April 2, 1993                                           5


              Consolidated Condensed Statements of Cash Flows -
              Nine Months Ended April 1, 1994 and
              April 2, 1993                                           6


              Notes to Consolidated Condensed Financial
              Statements                                              7 - 8


         Item 2.  Management's Discussion and Analysis                9 - 11


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


         * Filed herewith

                        PART I - FINANCIAL INFORMATION

                         AVNET, INC. AND SUBSIDIARIES
                     CONSOLIDATED CONDENSED BALANCE SHEETS
                            (dollars in thousands)


Item I.  Financial Statements
                                                  April 1,        June 30,
                                                    1994            1993
                                                (unaudited)      (audited)
Assets:
  Current assets:
    Cash and cash equivalents                    $   46,022      $  219,827
    Receivables, less allowances of $21,058
      and $14,736, respectively                     537,577         359,200
    Inventories (Note 3)                            590,234         491,769
    Other                                            11,651           4,797
      Total current assets                        1,185,484       1,075,593

  Property, plant & equipment, at cost, net         111,931         102,539
  Intangibles and other assets                      408,067          69,181
      Total assets                               $1,705,482      $1,247,313

Liabilities:
  Current liabilities:
    Borrowings due within one year               $       46      $      107
    Accounts payable                                223,375         182,227
    Accrued expenses and other                      103,619          90,196
      Total current liabilities                     327,040         272,530

  Long-term debt, less due within one year          302,552         106,623

  Contingencies (Note 4)

      Total liabilities                             629,592         379,153

Shareholders' equity (Note 5):
  Common stock $1.00 par, authorized
    60,000,000 shares, issued 41,096,000
    shares and 36,131,000 shares,
    respectively                                     41,096          36,131
  Additional paid-in capital                        307,078         138,230
  Retained earnings                                 757,322         719,308
  Cumulative translation adjustments            (    19,293)    (    14,313)
  Common stock held in treasury at cost,
  445,000 shares and 483,000 shares,
    respectively                                (    10,313)    (    11,196)
      Total shareholders' equity                  1,075,890         868,160

      Total liabilities and shareholders'
        equity                                   $1,705,482      $1,247,313





           SEE NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS

                         AVNET, INC. AND SUBSIDIARIES
                  CONSOLIDATED CONDENSED STATEMENTS OF INCOME
                (amounts in thousands except per share amounts)


                                                     Nine Months Ended
                                                  April 1,       April 2,
                                                    1994           1993
                                                        (unaudited)
Revenues:

  Sales                                          $2,628,512      $1,642,495
  Investment and other income, net                    2,120          16,737

                                                  2,630,632       1,659,232

Costs and expenses:
  Cost of sales                                   2,118,164       1,281,738
  Selling, shipping, general
    and administrative                              355,234         273,689
  Depreciation and amortization                      19,311          12,199
  Restructuring and integration                      22,702          --
  Interest                                           10,294           7,294

                                                  2,525,705       1,574,920

Income before income taxes and cumulative
  effect of change in accounting for
    income taxes                                    104,927          84,312

Income taxes                                         45,871          33,762

Income before cumulative effect of
  accounting change                                  59,056          50,550

Cumulative effect of change in method of
  accounting for income taxes                        (2,791)         --


Net income                                       $   56,265      $   50,550

Earnings per share:  (Note 6)
  Income before cumulative effect of
    accounting change                            $     1.45      $     1.40

  Cumulative effect of change in method
    of accounting for income taxes                    (0.07)         --

  Net income                                     $     1.38       $    1.40

  Shares used to compute earnings per
    share (Note 6)                                   40,846          38,236





           SEE NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS

                         AVNET, INC. AND SUBSIDIARIES
                  CONSOLIDATED CONDENSED STATEMENTS OF INCOME
                (amounts in thousands except per share amounts)





                                                    Third Quarter Ended
                                                  April 1,       April 2,
                                                    1994           1993
                                                        (unaudited)
Revenues:

  Sales                                          $ 900,048       $ 582,498

  Investment and other income, net                   1,154           3,081

                                                   901,202         585,579

Costs and expenses:
  Cost of sales                                    727,649         455,408
  Selling, shipping, general
    and administrative                             119,332          94,106
  Depreciation and amortization                      6,591           4,054
  Interest                                           3,682           1,901

                                                   857,254         555,469

Income before income taxes                          43,948          30,110

Income taxes                                        18,604          11,924

Net income                                       $  25,344       $  18,186

Earnings per share  (Note 6)                     $    0.62       $    0.50

Shares used to compute earnings per
  share (Note 6)                                    40,909          38,305



           SEE NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS

                         AVNET, INC. AND SUBSIDIARIES
                CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS
                            (dollars in thousands)

                                                     Nine Months Ended
                                                  April 1,       April 2,
                                                    1994           1993
                                                        (unaudited)

Cash flows from operating activities:
  Net income                                     $ 56,265        $ 50,550
  Add non-cash and other reconciling items:
    Depreciation and amortization                  23,506          17,421
    Deferred taxes                              (     566)      (     164)
    Cumulative effect of change in accounting       2,791           --
      for income taxes
    Other, net (Note 7)                            11,334       (     236)
                                                   93,330          67,571

  Receivables                                   (  84,905)      (  18,306)
  Inventories                                      16,661       (   1,744)
  Payables, accruals and other, net             (  30,064)      (  19,109)

    Net cash flows (used for) provided from
      operations                                (   4,978)         28,412


Cash flows from financing activities:
  Issuance of notes in public offering             98,877           --
  Issuance of bank debt                            94,500           --
  Redemption of debentures                           --         (  68,117)
  (Payment) of other debt                       (     173)      (   1,478)
  Cash dividends                                (  23,607)      (  21,342)
  Other, net                                        2,402             921

    Net cash flows provided from (used for)
      financing                                   171,999       (  90,016)

Cash flows from investing activities:
  Purchases of property, plant and equipment    (  12,617)      (  13,855)
  Acquisition of operations (Note 7)            ( 328,237)      (  30,562)
  Disposition of interest-bearing
    investments, net                                --            131,991
  Other, net                                           28       (     332)

    Net cash flows (used for) provided from
      investing                                 ( 340,826)         87,242

Cash and cash equivalents:
      - (decrease) increase                     ( 173,805)         25,638
      - at beginning of year                      219,827          56,893
      - at end of period                         $ 46,022        $ 82,531

Additional cash flow information: (Note 7)



           SEE NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS

                         AVNET, INC. AND SUBSIDIARIES

             NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS



1. In the opinion of the Company, the accompanying unaudited consolidated condensed financial statements contain all adjustments (consisting of normal recurring accruals) necessary to present fairly the financial position as of April 1, 1994; the results of operations for the first nine months and third quarters ended April 1, 1994 and April 2, 1993; and the cash flows for the first nine months ended April 1, 1994 and April 2, 1993.


2. The results of operations for the first nine months and third quarter ended April 1, 1994 are not necessarily indicative of the results to be expected for the full year.


3.  Inventories:
    (Thousands)

                                                 April 1,    June 30,
                                                  1994         1993

    Finished goods                              $508,353     $422,823
    Work in process                                2,804        2,861
    Purchased parts and raw materials             79,077       66,085

                                                $590,234     $491,769


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


5.  Number of shares of common stock reserved
    for conversion, warrants, options and
    other rights:                                        4,966,160

                         AVNET, INC. AND SUBSIDIARIES

             NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS



6. Solely for the purpose of calculating earnings per share for the third quarter and first nine months of the prior year ended April 2, 1993, common shares issuable upon conversion of the 6% Convertible Subordinated Debentures were considered common equivalent shares and the net interest expense applicable to such Debentures was eliminated. In the current year's third quarter and first nine months these adjustments were not made because the impact of including the 6% Debentures would have been immaterial.


7.  Additional cash flow information:

    Other non-cash and reconciling items primarily include the provision for doubtful accounts and gains and losses on dispositions of marketable securities. Non-cash financing costs include the issuance of $166.1 million in Avnet stock in connection with the acquisition of Hall-Mark Electronics Corporation ("Hall-Mark").

    Cash expended for the acquisition of operations include primarily the cash paid for the acquisition of Hall-Mark and Adelsy.

    Interest and income taxes paid were as follows:
    (Thousands)                                         Fiscal
                                                  1994           1993

    Interest                                    $ 9,100         $ 9,968
    Income taxes                                $52,637         $30,484


8. On July 1, 1993, the Company completed the acquisition of all of the stock of Hall-Mark, the nation's third largest distributor of electronic components, pursuant to an Agreement and Plan of Merger dated April 20, 1993. Each share of Hall-Mark common stock was exchanged for $20 in cash and 0.45 shares of Avnet common stock, which had a market value of $34.1875 on July 1, 1993. The total cost of the acquisition was approximately $487.6 million consisting of $212.0 million in cash (after consideration of Hall-Mark cash on hand, proceeds from the exercise of Hall-Mark options and warrants, and professional fees incurred in connection with the acquisition) and $166.1 million in Avnet stock for the Hall-Mark common stock, and $109.5 million for the refinancing of Hall-Mark bank debt. The $321.5 million of funding required to complete the transaction was financed through cash on hand and borrowings under a credit facility with NationsBank of North Carolina, N.A. The transaction has been accounted for as a purchase.


Item 2.Management Discussion and Analysis


Results of Operations


On July 1, 1993, Avnet completed the acquisition of Hall-Mark Electronics Corporation, including its wholly-owned subsidiary Allied Electronics, Inc. (together referred to as "Hall-Mark"). Prior to the acquisition, Hall-Mark was the nation's third largest distributor of electronic components. Immediately after the acquisition, Hall-Mark was integrated into the Company's Electronic Marketing Group. Accordingly, the results of operations of the Company for the third quarter and nine months of fiscal 1994 ended April 1, 1994 include the results of Hall-Mark.

In the third quarter of this year, consolidated sales were $900.0 million, up 55% as compared with sales of $582.5 million in the prior year's quarter and up more than 15% when the prior year's sales are adjusted pro forma to include Hall-Mark sales. Gross profit margins of 19.2% for the quarter were lower by 2.6% as compared with 21.8% during the prior year period as competitive pressures and sales of lower margin microprocessors continued to negatively impact margins. However, operating expenses as a percentage of sales, excluding depreciation and amortization, decreased by 2.9% to 13.3% in the third quarter of this year as compared with 16.2% in the prior year period reflecting the Company's continued emphasis on operating efficiencies as well as the impact of synergies achieved through the integration of Hall-Mark. Depreciation and amortization were substantially higher in the current year's third quarter and nine months ended April 1, 1994 due primarily to the amortization of goodwill associated with the Hall-Mark acquisition.

Sales in the nine months of fiscal 1994 were $2.629 billion or 60% higher than the $1.642 billion in the prior year period. If Hall-Mark sales were included in the prior year's nine months, sales during fiscal 1994's nine months would be 20% higher. Gross profit margins in the nine months of this year were 19.4% as compared with 22.0% in the prior year, a decline of 2.6%. Operating expenses as a percentage of sales, excluding depreciation and amortization, were 13.5% as compared with 16.7% last year.

Investment and other income was down substantially in the third quarter and nine months of fiscal 1994 when compared with the comparable periods last year. This was due primarily to the liquidation of the Company's marketable securities portfolio, the proceeds of which were used to partially fund the July 1, 1993 acquisition of Hall-Mark. Interest expense in the third quarter and nine months were both higher than in the prior year periods due primarily to the increase in total debt outstanding as a result of the Hall-Mark acquisition. Interest expense in the third quarter of fiscal 1994 was higher than in the immediately preceding second quarter due to an increase in debt outstanding and a slightly higher effective interest rate. Interest expense is expected to be higher in the fourth quarter as the effective interest rate on Avnet's borrowings increases. The effective tax rate increased in fiscal 1994 due primarily to the 1% increase in federal income tax rates and the impact of the non-deductible amortization of goodwill which arose in connection with the acquisition of Hall-Mark.

As a result of the above, net income for the third quarter and nine months (before one-time special charges recorded in the first quarter) was $25.3 million and $73.1 million, respectively, up 39% and 45% when compared with $18.2 million and $50.6 million, respectively, in the comparable prior year periods.

During the first quarter of 1994 the Company recorded one time special charges which negatively impacted net income by $16.8 million or $0.41 per share. After such charges, net income for the nine months was $56.3 million or $1.38 per share. The one-time charges included $22.7 million ($13.5 million after tax) of restructuring and integration costs associated with the July 1, 1993 acquisition of Hall-Mark and the restructuring of the Electrical and Industrial Group.
These costs included accruals for severance, anticipated real and personal property lease terminations, relocation of employees, inventory adjustments related to anticipated supplier terminations and other items. Other non-recurring charges in the first quarter were the $0.5 million impact of the retroactive increase in federal income tax rates as it relates to fiscal 1993 income and the $2.8 million cumulative effect of the change in the method of accounting for income taxes as a result of the Company's adopting Statement of Financial Accounting Standards(SFAS) No. 109.

Sales per day during April, the first month of the fourth quarter, were higher than in the comparable period last year when adjusted to include the sales of Hall-Mark on a pro forma basis, and were also higher than in January, the first month of the immediately preceding quarter.

The Electronic Marketing Group's fiscal 1994 third quarter and nine months sales accounted for 91% and 89%, respectively, of consolidated sales as compared with 86% in the prior year periods. Group sales were up by 62% and 66%, respectively, in the third quarter and nine months as compared with the comparable periods last year, due principally to the Hall-Mark acquisition, and strong sales performances at Hamilton Hallmark and the Avnet Computer
Group and a significant increase in the Group's European volume. Gross profit margins in both the third quarter and nine months of this year were lower than in the prior year periods, but lower operating expenses as a percentage of sales more than offset the decrease in gross profit margins. Although the decrease in investment and other income and the increase in the effective tax rate resulted in a lower net income margin year as compared with last year, net income (before special charges) increased approximately 40% in both the third quarter and nine months.

The Video Communications Group's third quarter sales of $38.3 million, which represented 4% of consolidated sales, were up 19% as compared with the prior year's quarter, while nine months sales of $154.6 million were up almost 57% over the prior year period. This sales increase for the nine months ended April 1, 1994 was due primarily to the sales volume of replacement satellite TV signal decoding mechanisms. Sales of decoding mechanisms slowed in the third quarter; however, the Video Communications Group began shipping Direct Broadcast Satellite (DBS) antennas in the current quarter. Net income for this year's nine month period was up substantially compared with the prior year's nine months which included the losses incurred by the Far East operations that have since been closed.

The Electrical and Industrial Group, with 5% of consolidated sales, posted slightly lower revenues and a small profit for the third quarter and nine months.

Liquidity and Capital Resources


During the first nine months of fiscal 1994, the Company used $328.2 million for the acquisition of Hall-Mark and for Adelsy and De Mico S.p.A., two Italian electronics distributors. Additionally, the Company used $5.0 million for operations and $33.8 million, net for the purchases of property, plant and equipment, cash dividends and other items. Of that $367.0 million use of funds, $193.2 million was obtained from additional borrowings and $173.8 million came from the Company's available cash.

The Company's quick assets at April 1, 1994 totaled $583.6 million compared with $579.0 million at June 30, 1993, and exceeded the Company's current liabilities by $256.6 million compared with a $306.5 million excess at June 30, 1993. Working capital at April 1, 1994 was $858.4 million compared with $803.1 million at June 30, 1993. At the end of the third quarter, to support each dollar of current liabilities, the Company had $1.78 of quick assets and $1.84 of other current assets for a total of $3.62 of current assets compared with $3.95 at June 30, 1993.

In order to fund the acquisition of Hall-Mark, the Company established a credit arrangement with NationsBank of North Carolina, N.A. ("NationsBank"). That credit arrangement has since been restructured and currently consists of a three-year revolving credit facility with a syndication of banks which provides a line of credit of up to $150.0 million. The Company may select from various interest rate options and maturities under this facility. In January 1994 the Company filed a registration statement with the Securities and Exchange Commission which provides for borrowings of up to $200 million in public debt over the next two years. On March 15, 1994 the Company completed a $100 million public offering of its 6 7/8% Notes Due March 15, 2004 (the "6 7/8% Notes"), the net proceeds from which, amounting to $98.9 million, were used to pay down a portion of its outstanding bank debt.

During the nine months of fiscal 1994, shareholders' equity increased by $207.7 million, principally as a result of the issuance of common stock in connection with the acquisition of Hall-Mark. Long-term debt increased by $195.9 million due primarily to borrowings under the newly established three-year revolving credit facility and the 6 7/8% Notes. At April 1, 1994 the Company's long-term debt amounted to $302.6 million or 21.9% of capital. The Company's favorable balance sheet ratios would facilitate additional financing if, in the opinion of management, such financing would enhance the future operations of the Company.

Currently, the Company does not have any commitments for material capital expenditures. The Company is not aware of any commitments, contingencies, trends, events or uncertainties which are anticipated to have a material adverse impact on the Company's financial condition or which may significantly alter its ability to generate sufficient cash from internal or external sources to meet its needs. However, reference is made to Note 4 of the consolidated condensed financial statements, which Note is incorporated as if fully set forth herein, and which describes an environmental clean-up of a Company-owned site in Oxford, North Carolina. In addition, in October 1993, the Company received a notice of claim from the New York State Department of Environmental Protection in connection with a proposed remedial investigation at a site formerly owned by the Company's Video Communications Group in Huguenot, New York. The Company is currently investigating the nature and extent of its potential liability in connection with the remedial investigation, which liability, if any, has not yet been qualified.