Form 10-K
period 1994-07-01
AVNET INC
filed 1994-09-27
CIK 8858

SECURITIES AND EXCHANGE COMMISSION
                  Washington, D.C.  20549

                            FORM 10-K

[X]  Annual Report Pursuant to Section 13 or 15(d) of the
     Securities Exchange Act of 1934 (Fee required)

For the fiscal year ended July 1, 1994  or

[ ]  Transition Report pursuant to Section 13 or 15(d) of the
     Securities Exchange Act of 1934 (No fee required)

For the transition period from              to

Commission file number  1-4224

                             AVNET, INC.
     (Exact name of registrant as specified in its charter)

        New York                                   11-1890605
(State or other jurisdiction of              (I.R.S. Employer
incorporation or organization)               Identification No.)

80 Cutter Mill Road, Great Neck, New York                 11021
(Address of principal executive offices)                (Zip Code)

Registrant's telephone number, including area code (516) 466-7000

Securities registered pursuant to Section 12(b) of the Act:

Title of each class      Name of each exchange on which registered
Common Stock                    New York Stock Exchange and
                                Pacific Stock Exchange
6% Convertible Subordinated
Debentures Due 2012             New York Stock Exchange

Securities registered pursuant to Section 12(g) of the Act:
                                None
                        (Title of Class)

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
                          Yes /  x  /  No /____/

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein and will not be contained, to the best of the registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

The aggregate market value (approximate) at September 16, 1994 of the registrant's voting stock held by non-
affiliates........$1,515,251,365.

The number of shares of the registrant's Common Stock (net of treasury shares) outstanding at September 16, 1994....40,677,889 shares.




               DOCUMENTS INCORPORATED BY REFERENCE
               ___________________________________

Certain portions of the Registrant's definitive proxy statement (to be filed pursuant to Reg. 14A) relating to the Annual Meeting of Shareholders anticipated to be held November 16, 1994 are incorporated herein by reference in Part III of this Report.

                             PART I

ITEM 1.  Business

     Avnet, Inc., incorporated in New York in 1955, together with its subsidiaries (the "Company" or "Avnet"), is the nation's largest distributor of electronic components and computer products for industrial and military customers. Electronic component distributors are a vital link in the chain that connects suppliers of semiconductors, interconnect products, passives and electromechanical devices to original equipment manufacturers
(OEMs) who design and build the complete spectrum of electronic equipment that utilizes the components. Avnet's primary customers are original equipment manufacturers (OEMs), including military contractors and the military. Components are shipped either as received from its suppliers or with assembly or other value added. Avnet adds value to the components which it sells by customizing them prior to shipment to meet individual OEM customer specifications. Avnet also produces or distributes other electronic, electrical and video communications products.

     On July 1, 1993 Avnet acquired Hall-Mark Electronics Corporation ("Hall-Mark") which, together with its subsidiary Allied Electronics, Inc., was the third largest electronic components distributor in North America. In Avnet's fiscal 1993 period Hall-Mark posted $744 million in sales. The acquisition added about 25,000 customers and additional distribution franchises to Avnet's Electronic Marketing Group. Except where noted, Hall-Mark's results are not included in any disclosures related to fiscal years prior to 1994.

The industry segments in which Avnet operates are as follows:

     1. The Electronic Marketing Group is engaged in the marketing, assembly, and/or processing principally for industrial, commercial and military use, of electronic and electromechanical components and computer products.

     2. The Video Communications Group is engaged in the manufacture, assembly and/or marketing of TV signal processing equipment. The Group's Channel Master division is a leading manufacturer of TV roof antenna and satellite receive-only antennas.

     3. The Electrical and Industrial Group is engaged in the distribution of electrical motors and parts, industrial supplies, maintenance and repair parts and measuring and control devices, and the production of trophy component parts.

     The sales, operating profit and identifiable assets of each of the three industry segments shown above, prepared in accordance with Financial Accounting Standards Board Statement No. 14, are shown in Note 13 to the Company's consolidated financial statements, which appears in Item 14 of this Report.

     The following tables set forth, for each of Avnet's three fiscal years ended July 1, 1994, June 30, 1993 and June 30, 1992, the approximate amount of sales and net income of Avnet which is attributable to each industry segment (after allocation of Corporate results) shown above:


                              SALES
                    (in millions of dollars)

                                        FISCAL YEARS ENDED

                                  July 1,    June 30,    June 30,
                                   1994        1993        1992

Electronic Marketing             $3,161.5    $1,917.3    $1,473.5
Video Communications                199.4       134.0       104.9
Electrical and Industrial           186.8       186.7       180.6

                                 $3,547.7    $2,238.0    $1,759.0


                           NET INCOME
                    (in millions of dollars)

                                        FISCAL YEARS ENDED

                                 *July 1,    June 30,    June 30,
                                   1994        1993        1992

Electronic Marketing                 94.6       $67.0       $47.3
Video Communications                  6.1         1.8         1.8
Electrical and Industrial             1.4          .3         1.4

                                   $102.1       $69.1       $50.5


* The 1994 net income shown above for the Electronic Marketing and the Electrical and Industrial Groups are before special charges of $12.3 million and $1.7 million after tax, respectively, for restructuring and integration costs and the impact of the retroactive change in U.S. federal income tax rates. The consolidated net income shown above for 1994 also does not include the $2.8 million after-tax charge for the cumulative effect of the change in method of accounting for income taxes.

          In fiscal 1994, Avnet recorded a special charge of $22.7 million ($13.5 million after-tax) primarily for restructuring and integration costs associated with the acquisition of Hall-Mark. As is typical in an acquisition of this type there were many duplicate costs present at the acquisition date. The duplicate costs included in Avnet's special 1994 charge relate to excess personnel performing essentially the same functions, multiple sales offices in close proximity to one another that have been or will be vacated, excess warehouse and administrative office capacity, excess furniture, fixtures, machinery and equipment, redundant computer hardware and software and other items. In addition, there were many Avnet and Hall-Mark vendors which supplied substantially the same products resulting in additional costs of inventorying duplicate parts. As a result, the Company found it necessary to terminate a number of supplier relationships even though this caused the value of certain inventory to be non-realizable in the ordinary course of business. In eliminating some of these duplicate costs, and in order to most effectively adopt and assimilate the two companies' best operating and administrative practices, a number of employee terminations and relocations were also required. Accordingly, the special charge recorded by the Company included accruals for severance, real and personal property lease terminations, relocation of employees, inventory adjustments related to supplier terminations and other items.

Electronic Marketing Group

          The Electronic Marketing Group continues to be the dominant group in Avnet, accounting for 89% of Avnet's sales and 93% of its earnings, before the impact of special charges described above, in fiscal 1994.

          Hamilton Hallmark, Avnet Computer Marketing Group and Time Electronics are the dominant operations in the Group, accounting for 83% of the Group's 1994 sales. The remaining 17% of sales was accounted for by Allied Electronics and by Avnet Europe consisting of Avnet Access, Avnet Time UK, Avnet Composants,
Avnet Time France, Avnet Nortec, Avnet E2000, Avnet Time Germany, Avnet Adelsy and Avnet DeMico. Avnet Adelsy and Avnet DeMico, two Italian electronic components distributors with estimated aggregate annual sales of about $50 million, were acquired in 1994.

          As of July 1, 1994 the Group had about 189 locations in the United States, Canada and Europe, many of which contain sales, warehousing and administrative functions for multiple business units. In addition, the Group has a small number of stores in customers' facilities.

          Hamilton Hallmark is a distributor of semiconductors, computer products, connectors, passives and electromechanical products for industrial, commercial and military use. It is franchised by the top five United States semiconductor manufacturers: Advanced Micro Devices, Intel, Motorola, National Semiconductor and Texas Instruments. Hamilton Hallmark's customers are principally computer, telecommunications and aerospace original equipment manufacturers (OEMs). The percentage of total revenue contributed by each product line appears on page 19 of this Report. Hamilton Hallmark's sales for fiscal 1994 totaled $1.822 billion, accounting for 58% of Electronic Marketing Group sales. The following are its principal suppliers.

     1. Semiconductors: Advanced Micro Devices, Analog Devices, Harris, Hewlett-Packard, Integrated Device Technology,
          Intel, LSI Logic, Motorola, Micron Semiconductor,
          National Semiconductor, Philips/Signetics, Texas
          Instruments and Xilinx.

     2.   Computer Products:  Adaptec, Connor Peripherals, Intel,
          Maxtor, Seagate and SyQuest.

     3.   Connectors:  AMP, Amphenol/Bendix, Augat, Bendix,
          Dale/Vishay, Matrix, Molex, Spectra Strip, and 3M.

     4.   Passives and Electromechanical Devices:  Bourns,
          Dale/Vishay, Globe, Kyocera/AVX, Hewlett-Packard,
          Philips and Vishay/Sprague.

          Avnet Computer Marketing is an international distributor of computer products. As a result of the acquisition of Hall-Mark Electronics, two independent business units, Avnet Computer and Hall-Mark Computer Products, now operate together as the Avnet Computer Marketing Group. Avnet Computer sells computer systems and products primarily to end users. Hall-Mark Computer Products concentrates on sales of peripherals and components to the reseller channel. Avnet Computer Marketing Group's sales for fiscal 1994 totaled $498 million, accounting for 16% of Electronic Marketing Group sales. The following are Avnet Computer Marketing Group's principal suppliers:

           Apple, AT&T(NCR), Data General, Diamond Flower, Digital Equipment, Exabyte, Hewlett-Packard, IBM(OBI), Intel, Kodak, Maxtor, Micropolis, Motorola UDS, Multitech, Okidata, Seagate Technology, Standard Microsystems, Tecmar, Texas Instruments, 3COM, UNISYS and Wyse Technology.

          Time Electronics is the world's leading distributor of interconnect products including value-added connectors, electro-mechanical and passive components and cable assembly services. Time also distributes semiconductors. Time's customers are principally industrial and military/aerospace original equipment manufacturers (OEMs). It accounted for 9% of the Electronic Marketing Group's sales in fiscal 1994. The following are Time's principal suppliers:

     1.   Connectors:  AMP, Augat, ELCO, G&H Technology, ITT
          Cannon, Kings, Matrix Science, Molex, Pyle-National,
          Robinson Nugent, 3M and T&B Ansley.

     2.   Passives and Electromechanical Devices: AVX, Bourns,
          Cherry, Communications Instruments, CTS, Cutler-Hammer,
          Globe, Grayhill, Leach, Murata-Erie, NDK America,
          Nichicon, Philips, Teledyne, Valor and Vishay.

     3.   Semiconductors:  Atmel, Mitel, Mosel-Vitelic, Motorola,
          National Semiconductor, Powerex and Wafer-Scale, WSI or wafer.

          Allied Electronics, Inc. is a broad line industrial distributor of active and passive electronic components, test equipment and electronic equipment which it sells by means of its catalog and telesales operations. Allied's principal customers are maintenance and repair organizations (MRO) as well as research and development and engineering departments of original equipment manufacturers (OEMs). Allied's fiscal 1994 sales represented 2% of Electronic Marketing Group sales.

          The Electronic Marketing Group's activities in Europe are conducted by Avnet EMG Europe, with operations in all five major European geographic markets. Avnet created its European operations through a series of acquisitions beginning in June 1991 with Avnet Access (formerly known as The Access Group), a United Kingdom electronics distributor based in Letchworth, England. In April 1992, the Company acquired Avnet Composants (formerly known as FHTec Composants), a French electronics distributor based in Chatillon, France. In July 1992, the Company acquired Avnet Nortec (formerly known as The Nortec Group), the leading Scandinavian electronics distributor with operations in Sweden, Norway, Denmark, Finland and Estonia. In January 1993, the Company acquired Avnet E2000 (formerly known as Electronic 2000 AG) a leading German electronics distributor with operations in Germany, Austria and Switzerland. In September 1993, the Company acquired Avnet Adelsy (formerly known as The Adelsy division of General Music S.p.A.) an Italian electronics distributor based in Milan, Italy and in March 1994, the Company acquired Avnet DeMico (formerly known as DeMico S.p.A.) another Italian electronics distributor based in Milan, Italy. In addition to the acquisitions described above, the Company has created Avnet Time operations in certain locations which specialize in interconnect products including value-added connectors, electromechanical and passive components and cable assembly services. There are currently Avnet Time locations in the U.K., France and Germany. Avnet Europe's sales for 1994 accounted for 15% of Electronic Marketing Group sales.

          Avnet Access concentrates on the sale of semiconductors, and its principal suppliers are as follows:

     Advanced Micro Devices, Analog Devices, Harris, Hewlett-
     Packard, Integrated Device Technology, Intel, Motorola,
     National Semiconductor, Philips, SGS Thompson, Texas
     Instruments, Toshiba and Xilinx.

          In September 1992, Avnet Time commenced operations in the United Kingdom as a distributor of connectors and passives and electromechanical devices with the following principal suppliers:

     1.   Connectors:  AMP, Amphenol, Augat, ITT Cannon, Molex,
          Thomas & Betts and 3M.

     2.   Passives and Electromechanical Devices: AVX, Bourns,
          Murata, Philips, Schaffner and Vishay.

          The following are the principal product lines and principal suppliers of Avnet Composants and its Avnet Time unit:


     1. Semiconductors: Advanced Micro Devices, Analog Devices, Dallas, Harris, Hewlett-Packard, Integrated Device Technology, Intel, Motorola, National Semiconductor, Philips, Texas Instruments, Toshiba, SGS Thompson and Xilinx.

     2. Connectors: AMP, Amphenol, Augat, Berg, Molex, Panduit, Spectrum Control and 3M.

     3.   Passives and Electromechanical Devices:  AVX, Bourns,
          Grayhill, Hewlett-Packard, IEE, Kinseki, Optek, Optrex,
          Philips, Quality Technology, Thermalloy and Toshiba.

          Avnet Nortec's principal product lines and principal suppliers are:

     1.   Semiconductors:  Advanced Micro Devices, Fujitsu,
          Hewlett-Packard, Integrated Device Technology, Intel,
          Motorola, National Semiconductor , Texas Instruments and Quality Technology.

     2.   Computer Products:  Intel and Motorola.

     3.   Passives and Electromechanical Devices:  Optrex and
          Schaffner.

          The following are the principal product lines and principal suppliers of Avnet E2000 and its Avnet Time unit:

     1.   Semiconductors: Altera, Advanced Micro Devices,
          Integrated Device Technology, Intel, Lattice, Motorola,
          National Semiconductor, Philips, Siemens, Texas
          Instruments and Xilinx.

     2.   Connectors:  Augat, ITT Cannon and Molex.

     3.   Passives and Electromechanical devices:  AVX, Bourns and
          Philips.

          Avnet Adelsy and Avnet DeMico's principal product lines and principal suppliers are:

     1. Semiconductors: Advanced Micro Devices, Analog Devices, Hewlett-Packard, Integrated Device Technology, Intel,
          Lattice, Motorola, National Semiconductor, Philips,
          Texas Instruments, Toshiba and Xicor.

     2.   Computer Products:  Analog Devices, Digital, Standard
          Microsystems.

          Subsequent to the end of fiscal 1994, Avnet acquired Pen-Stock, Inc. ("Penstock"), a California-based communications products specialist which distributes and adds value to radio frequency/microwave components and devices. For its latest fiscal year ended March 31, 1994, Penstock had sales of $45 million, up from $34 million in the prior year.

          Most of the Electronic Marketing Group's product lines are covered by nonexclusive distributor agreements with suppliers, cancelable upon 30 to 180 days notice. Most of these agreements provide for the periodic return to the supplier of obsolete inventory and the return of all standard inventory upon termination of the contract.

          All the items sold by the Group are in highly competitive fields. With regard to many of its product lines, the Group may be in competition not only with other distributors but also with its own sources of supply. Central to the business of Avnet and the distribution industry as a whole is the carrying of a significant amount of inventory to meet rapid delivery requirements of customers. Avnet enhances its competitive situation by offering a variety of value added services in which it performs services and/or processes tailored to individual customer specifications and business needs such as point of use replenishment, testing, assembly and material management.

Video Communications Group

          The Video Communications Group, which consists of the Channel Master companies located in the U.S. and the United
Kingdom, principally designs, develops and manufactures TV signal processing equipment. Its sales in 1994 were $199.4 million or approximately 6% of Avnet's consolidated revenues.

          Channel Master is primarily a manufacturer/distributor of TV antennas, TV rotators and home satellite TV signal receiving and descrambling systems. Its products are used by home TV viewers and the SMATV (Satellite Master Antenna TV) and CATV (Community Antenna TV -- also known as cable TV) industries. Channel Master produces antennas for DBS (Direct Broadcast Satellite) projects worldwide. Channel Master also operates a small cable TV system in and around Johnston County, North Carolina. Channel Master has two principal manufacturing facilities, one each in the U.S. and England. Channel Master's Canadian operation was closed in fiscal 1993.

          Over the 1990 through 1993 fiscal-year period, Avnet closed down its audio equipment and satellite receiver manufacturing businesses in the Far East. However, Channel Master continues to manufacture certain proprietary TV signal amplifying and electronic equipment in Taiwan.

          The required materials used in manufacturing Channel
Masters' products are purchased from many suppliers (except for TV rotators, which are purchased from a single supply source).
Channel Master has no long-term supply contracts.

     All the items sold by Channel Master are in highly competitive fields.

Electrical and Industrial Group

     Avnet's Electrical and Industrial Group operates primarily in the electrical and electronic industrial equipment distribution industry and in the industrial maintenance and repair fields. The Group currently consists of three units, Brownell Electro, Avnet Industrial and Freeman Products. The Group's 1994 sales of $186.8 million represented 5% of Avnet's total sales.

     The Electrical and Industrial Group underwent a major restructuring and re-engineering of its operations during 1994. Brownell Electro was substantially reorganized to focus on the motor repair and original equipment manufacturers (OEMs) markets. Its Instrument and Controls Division (ICD) and its Lincoln Controls unit were combined with Mechanics Choice to form a new business unit named Avnet Industrial which is focused on the Maintenance and Repair Organization (MRO) market. Except for certain products which are impractical to centralize, all warehousing for the Brownell and Avnet Industrial units is being consolidated into two regional distribution centers, one in Louisville, KY and one in Phoenix, AZ.

     Brownell Electro and Avnet Industrial together with their various divisions operate under the Brownell Electro, Inc.
subsidiary of Avnet (hereinafter referred to as Brownell).

     Brownell distributes electric motors, electrical insulation and magnet wire and supplies parts, such as bearings, switches and electrical tapes for the rebuilding and replacement of industrial air conditioning, refrigeration, heating, ventilation and appliance motors through a network of 28 facilities throughout the U.S. Most of these facilities have been retained to service local customers, but Brownell has centralized certain administrative, technical, sales support and service functions into 6 regional centers or "hubs". Its electric motors are sold principally under its Leland-Faraday trademark. In addition, electric motors and parts made by the major electric motor and control manufacturers are stocked, delivered and serviced from Brownell's distribution and service centers. It also distributes limit switches, interval timers, photoelectronics, industrial display and control instruments, oscilloscopes and analog and digital meters and it maintains laboratories and service stations for their repair and recalibration. In addition, Brownell, through its Avnet Industrial division, supplies the industrial, commercial, institutional, agricultural, governmental, mining and utility markets with a broad line of industrial maintenance and factory supplies, many under its Mechanics Choice trademark.

     Freeman Products, a trophy manufacturing business, has five sales facilities across the United States. Freeman Products manufactures trophy parts, supplying about 5,000 assembler/dealers in the U.S. and abroad. Freeman pioneered the concept of marketing interchangeable trophy parts to local assemblers to eliminate the cost of inventorying assembled trophies.

     In August 1993, the business of I.W. Rice & Co., Inc., an importer of giftware, was sold.

     The products which are distributed by this Group compete with the products of other companies which sell parts to the industrial and repair markets and with the product lines of many local and national distributors and jobbers.

Number of Employees

     At July 1, 1994, Avnet had approximately 8,000 employees.

ITEM 2.   Properties

         As of July 1, 1994, Avnet owned or leased approximately 3,890,000 square feet of space for its principal offices, warehouse, distribution, assembly, manufacturing, engineering and research facilities. Some of this space, as a result of the Hall-Mark acquisition, is excess and certain costs associated therewith have been provided for in the financial statements. Approximately 55% of the space was used by the Electronic Marketing Group. The Video Communications Group used approximately 18% of the space, the Electrical and Industrial Group used approximately 26% of the space and the Corporate Office used about 1% of the space. Avnet also owned or leased approximately 54,000 square feet of space which was subleased to others. Of this total space owned or leased, approximately 90% was located in the United States.


ITEM 3.   Legal Proceedings

     In the opinion of management, based on all known facts, there are no legal proceedings which the Company is required to report. However, as previously reported, the Company is a potentially responsible party ("PRP") or has received claims for indemnity in several environmental cleanups under the Comprehensive Environmental Response, Compensation and Liability Act ("CERCLA"). In particular, Avnet is one of approximately 14 PRPs subject to an administrative order issued by the Environmental Protection Agency ("EPA") pursuant to section 106 of CERCLA in connection with the cleanup of a National Priorities List site in North Smithfield, Rhode Island. Avnet's connection with the Rhode Island site arises from the alleged disposal of hazardous material at the site by its former Miller Electric and Carol Cable Company divisions which were sold in 1981. Also, real estate owned by the Video Communications Group in Oxford, North Carolina is listed on the EPA's National Priorities List, and the Company and the prior owner of the site have entered into a Consent Decree with the EPA pursuant to which the parties have agreed to clean up the site. Additional information about this site and other sites is set forth on pages 22 - 23 of this report.

ITEM 4.   Submission of Matters to a Vote of Security Holders

     None to be reported.

ITEM 4A. Executive Officers of the Company

     The current executive officers of the Company are:


Name                 Age  Office

Leon Machiz          70  Chairman of the Board, Chief Executive
                         Officer and Director
Roy Vallee*          42  President, Chief Operating Officer, Vice
                         Chairman of the Board and Director
Sylvester D. Herlihy 67  Senior Vice President, Secretary and
                         Director
Stanley Benerofe     61  Senior Vice President
David R. Birk        47  Senior Vice President and General
                         Counsel
Anthony T. DeLuca    44  Senior Vice President and Chief
                         Information Officer
Burton Katz          52  Senior Vice President
Raymond Sadowski     40  Senior Vice President, Chief Financial
                         Officer and Assistant Secretary
Joseph W. Semmer     57  Senior Vice President
Keith Williams       46  Senior Vice President
John A. Carfora      48  Vice President
Steven C. Church     45  Vice President
John T. Clark        40  Vice President
Patrick Jewett       49  Vice President
Donald E. Sweet      57  Vice President
Morton M. Vogel      64  Vice President
Richard Ward         54  Vice President
John F. Cole         52  Controller
Stephanie A. Wagoner 35  Treasurer
Bruce Evashevski     51  Electronic Marketing Group Senior Vice
                         President of Finance

     Mr. Machiz has been Chairman of the Board and Chief Executive Officer since December 1988.

     Mr. Vallee became a Vice President of Avnet in November 1989, Senior Vice President and director of its worldwide electronics operations in July 1990, a member of Avnet's Board of Directors in November 1991, President and Chief Operating Officer in March 1992 and Vice Chairman of the Board in November 1992.

      For more than the past five years, (1) Mr. Herlihy has been principally engaged as an executive of the business operations presently conducted by Avnet's Video Communications Group, (2) Messrs. Church, Clark, Jewett, Katz, Sweet and Ward have been principally engaged as executives of certain of the business operations presently conducted by Avnet's Electronic Marketing Group and (3) Mr. Benerofe has been principally engaged as an executive of certain of the business operations presently conducted by Avnet's Electrical and Industrial Group.

     For more than the past five years, (1) Mr. DeLuca has been Vice President and, since November 1990, Senior Vice President and Chief Information Officer and (2) Mr. Vogel has been Vice
President, Risk Management.

     During the past five years, Mr. Birk has been Vice President and General Counsel, and since November 1992, Senior Vice
President.

     Mr. Carfora has been Vice President, Taxes since November
1991.  Prior to November 1991, he was Avnet's Director of Taxes.

     Mr. Sadowski became Senior Vice President in November 1992 and Chief Financial Officer in February 1993. He was previously
Avnet's Vice President and Controller.

     Before becoming Avnet's Controller in February 1993, Mr. Cole served for more than five years as Controller of Avnet's Brownell
Electro, Inc. subsidiary.

     Mr. Williams was the Managing Director of The Access Group, Ltd. for more than five years before Avnet acquired this U.K. corporation in June 1991. He became President of Avnet EMG Europe and Vice President of Avnet in November 1992, Director of Avnet's International Operations in October 1993, and he became a Senior Vice President of Avnet in November 1993.

      Before becoming Avnet's Treasurer in February 1993, Ms.
Wagoner served as the Assistant Treasurer.

     During the past five years before joining Avnet's Electronic Marketing Group on July 1, 1993,(1) Mr. Semmer, was President, Director and (from 1989) Chief Executive Officer of Hall-Mark Electronics Corp., and (2) Mr. Evashevski was Vice President, Treasurer and Chief Financial Officer and Director, of Hall-Mark Electronics Corp. Mr. Semmer became a Vice President of Avnet on September 22, 1993 and a Senior Vice President of Avnet in March 1994.

     Officers of the Company are generally elected each year at the meeting of the Board of Directors following the annual meeting of shareholders and hold office until the next such annual meeting or until their earlier death, resignation or removal.

                             PART II


ITEM 5.   Market for Registrant's Common Equity
          and Related Stockholder Matters

Market price per share.

     The Company's common stock is listed on the New York Stock Exchange and the Pacific Stock Exchange. Quarterly market prices (as reported in the consolidated reporting system for issues listed on the New York Stock Exchange) for the last two fiscal years were:


 Fiscal                 1994                     1993
Quarters           High      Low            High       Low

  1st              42 1/4   31 1/4          29 1/2    26 3/4

  2nd              41 5/8   34 1/2          36        27 7/8

  3rd              45       36 3/4          37        29 3/4

  4th              40       30 3/4          34 7/8    29


Record Holders.

          As of September 16, 1994, there were approximately 6,068 record holders of Avnet's common stock.

Dividends declared per share.

         The declared cash dividend on the common stock was 15 cents per share during each quarter in fiscal 1994 and 1993.

ITEM 6.  Selected Financial Data*

(In $ millions except for per share and ratio data)

                                      Fiscal Year Ended
                      July 1,  June 30,   June 30,   June 30,  June 30,
                       1994      1993       1992       1991      1990

Income:
  Sales             $3,547.7    $2,238.0  $1,759.0   $1,740.8  $1,751.3
  Gross profit         696.1       486.8     408.3      422.5     438.9
  Income taxes          66.7        45.1      32.9       38.4      42.2
  Earnings              85.3(b)     69.1      50.5       61.6      56.5(a)

Financial Position:
  Working capital      888.0       803.1     848.9      858.9     843.8
  Total assets       1,787.7     1,247.3   1,242.7    1,181.5   1,157.5
  Long-term debt       303.1       106.6     175.3      201.1     201.9
  Shareholders'
    equity           1,108.5       868.2     837.2      801.4     769.7

Per Share:
  Earnings              2.09(b)     1.91      1.42       1.72      1.57(a)
  Dividends              .60         .60       .60        .60       .60
  Book value           27.26       24.35     23.56      22.60     21.46

Ratios:
  Profit margin
    on sales            2.4%(b)     3.1%      2.9%       3.5%      3.2%(a)
  Return on equity      8.0%(b)     8.1%      6.2%       7.9%      7.5%(a)
  Return on capital     7.0%(b)     7.6%      5.8%       7.1%      6.8%(a)
  Quick                1.7:1       2.1:1     2.7:1      3.3:1     3.2:1
  Working capital      3.4:1       3.9:1     4.7:1      5.8:1     5.5:1
  Long-term debt to
    capital            21.5%       10.9%     17.3%      20.1%     20.8%



(a) After $9.8 ($.27 per share) net loss on the disposition of one and restructuring of two operations.

(b) After special charges of $16.8 ($.41 per share) for (i) restructuring and integration charges ($13.5 or $.33 per share), (ii) the retroactive impact of the change in U.S. tax rates ($0.5 or $.01 per share) and
     (iii) the cumulative effect of a change in the method of accounting for income taxes ($2.8 or $.07 per share).


* The selected financial data shown above for fiscal years prior to 1994 does not include data for Hall-Mark.

ITEM 7.   Management's Discussion and Analysis

     For an understanding of the significant factors that influenced the Company's performance during the past three years, the following discussion should be read in conjunction with the consolidated financial statements, including the related notes, and other information appearing elsewhere in this report.

     On July 1, 1993, Avnet completed its acquisition of all of the stock of Hall-Mark Electronics Corporation, including its wholly-owned subsidiary Allied Electronics, Inc. (together referred to as "Hall-Mark"), pursuant to an Agreement and Plan of Merger dated April 20, 1993. Prior to the acquisition, Hall-Mark was the nation's third largest distributor of electronic components.
Except where noted, Hall-Mark is not included in the discussion and analysis relating to fiscal years 1993 and 1992.

Results of Operations

     Results of operations during the last three years are shown on page four of this report. An analysis of the results for those years follows.

Consolidated

     Consolidated sales were $3.548 billion in 1994 or 59% higher than the $2.238 billion in 1993 and 19% higher if Hall-Mark's comparable period sales of $744 million were included in Avnet's fiscal 1993 results. This increase in consolidated sales was due primarily to sales growth at Hamilton Hallmark, Computer Marketing, the Electronic Marketing Group's European operations and Channel Master. Sales were higher during each quarter of 1994 as compared with the corresponding quarter of 1993, as adjusted to include the sales of Hall-Mark on a proforma basis. Except for the third quarter of 1994, when average daily sales were slightly below those for the second quarter, average daily sales, including Hall-Mark on a proforma basis in 1993 and 1992, have increased in each quarter since the second quarter of 1992.

     Consolidated sales of $2.238 billion in 1993 were 27% higher than the $1.759 billion in 1992. Of the $479 million sales increase, $150 million was contributed by Avnet Nortec and Avnet E2000, the Scandinavian and German operations which were acquired during 1993. Although the sales in 1992 benefitted from the acquisitions of Avnet Access and Avnet France, they were negatively affected by the economic slowdown in the U.S.

     Gross profit margins were 19.6%, 21.8% and 23.2% in 1994, 1993 and 1992, respectively. This downward trend is due primarily to increased sales of microprocessors, which have lower gross margins, and the competitive environment in the electronic distribution marketplace.

     During the first quarter of 1994, the Company recorded a special charge of $22.7 million ($13.5 million after-tax) for restructuring and integration costs associated with the July 1, 1993 acquisition of Hall-Mark and the restructuring of the Electrical and Industrial Group. These costs included accruals for severance, real and personal property lease terminations, relocation of employees, inventory adjustments related to supplier terminations and other items. Although operating expenses in absolute dollars were sequentially higher during the last three years, they decreased significantly as a percentage of sales. Excluding the 1994 special charge referred to above, the Company reduced operating expenses as a percentage of sales to 14.3% in 1994 as compared with 17.2% and 19.3% in 1993 and 1992, respectively. This improvement was due to the Company's continued efforts toward improving operating efficiencies and the economies of scale and synergies resulting from the acquisition of Hall-Mark.

     Investment and other income declined to $4.8 million in 1994 compared with $20.4 million and $27.2 million in 1993 and 1992, respectively. The substantial decrease in 1994 was due primarily to a reduction in investment income as the Company liquidated its marketable securities portfolio to fund a portion of the acquisition cost of Hall-Mark. The decrease in 1993 as compared with 1992 was due primarily to a reduction in investment income, losses on foreign currency fluctuations and expenses incurred in connection with the retirement of the Company's 8% Convertible Subordinated Debentures including the premium paid and the write-off of deferred loan costs. Investment income in 1993 was lower than in 1992 as a result of lower interest rates and a decrease in average funds available for investment as funds were used for the redemption of debentures and acquisition of European operations, partially offset by gains on the sales of marketable securities.

     The Company's effective tax rate before taking into account the cumulative effect of the change in method of accounting for income taxes was 43.1% in 1994 as compared with 39.5% and 39.4% in 1993 and 1992, respectively. This increase was due primarily to the impact of the non-deductible amortization of goodwill, which amount rose significantly as a result of the Hall-Mark acquisition, the 1% increase, from 34% to 35%, in the U.S. federal statutory tax rate and the $0.5 million recorded for the impact of the retroactive increase in federal income tax rates enacted in fiscal 1994 as it relates to fiscal 1993 income.

     Net income in 1994 before special charges was a record $102.1 million as compared with the $69.1 million and $50.5 million in 1993 and 1992, respectively. During the first quarter of 1994, the Company recorded special charges of $16.8 million after tax. These charges (after-tax) included $13.5 million for restructuring and integration costs associated with the acquisition of Hall-Mark and the restructuring of the Electrical and Industrial Group described above and $0.5 million for the impact of the retroactive increase in federal income tax rates enacted in fiscal 1994 as it relates to fiscal 1993 income. Additionally, in the first quarter of 1994, the Company adopted the provisions of Statement of Financial Accounting Standards (SFAS) No. 109 "Accounting for Income Taxes" and recognized a charge for the cumulative effect of the change in accounting principle in the amount of $2.8 million. After those special charges, net income in 1994 was $85.3 million.

     Although sales during the summer months generally tend to be lower than in the spring quarter, sales during the first two months of fiscal 1995 were comparable to the first two months of the immediately preceding quarter and higher than in the comparable period in fiscal 1994. Average sales per day during the first two months of fiscal 1995 were also higher than the average daily sales in the first two months of the immediately preceding quarter and in the comparable period last year.

     As the Company has continued to increase its investment in foreign operations, the impact associated with the volatility of foreign currency exchange rates has become more apparent. In 1994, the translation into U.S. dollars of the financial statements of the Company's foreign subsidiaries resulted in a $4.6 million credit and in 1993 a $20.1 million charge which, in accordance with generally accepted accounting principles, were recorded directly to shareholders' equity. The credit in 1994 was due primarily to strengthening of the French and Swedish currencies against the U.S. dollar and the charge in 1993 was due primarily to the weakening of the U.K., French and Swedish currencies against the U.S. dollar.

Electronic Marketing

     The Electronic Marketing Group's sales in 1994 were $3.162 billion, up 65% as compared with sales of $1.917 billion in 1993 and up almost 19% when 1993 sales are adjusted proforma to include Hall-Mark's comparable period sales. The increase in sales in 1994 was due to growth at Hamilton Hallmark, primarily as a result of the acquisition of Hall-Mark, and growth in the Computer Marketing and European operations. Sales of Hamilton Hallmark, the largest unit in the Group, and Computer Marketing were up 13% and 15%, respectively, as compared with 1993 sales adjusted to include Hall-Mark on a proforma basis. The Group's European operations had sales of almost $500 million, up over 60% as compared with 1993. Excluding the 1994 sales of Avnet Adelsy and Avnet DeMico, which were acquired in 1994, and the 1994 and 1993 sales of Avnet E2000, which was acquired in mid-1993, sales for the Group's European operations in 1994 were up over 40% as compared with 1993. Allied Electronics, which was acquired as part of the Hall-Mark acquisition, experienced a 25% increase in sales in 1994 as compared with 1993. Sales of Time Electronics were up almost 7% during the same period.

     The Group's 1993 sales were up 30% compared with 1992 sales of $1.474 billion. The $443 million sales increase in 1993 included $150 million from Avnet Nortec and Avnet E2000 which were acquired during that year. Sales of Hamilton/Avnet Electronics were up 23% and sales of the European units, excluding Avnet Nortec and Avnet E2000, were up over 150% in 1993 as compared with 1992, while sales of Avnet Computer and Time Electronics were slightly higher.


     The Electronic Marketing Group increased its share of consolidated sales to 89% in 1994 as compared with 86% and 84% in 1993 and 1992, respectively.

     In 1994, sales of semiconductors, connectors and computer products were higher and sales of passives and electromechanical devices were lower than in 1993, adjusted to include Hall-Mark on a proforma basis. In 1994, semiconductor, computer products, connector, and passive and electromechanical sales represented 64%, 18%, 10% and 8%, respectively, of Group sales as compared with 59%, 18%, 11% and 12%, respectively, in 1993 including Hall-Mark's sales on a proforma basis.

     The Electronic Marketing Group's gross profit margins were lower by 2% in 1994 as compared with 1993, which in turn were lower by about 1.1% than in 1992. This reduction was due primarily to competitive pressures and sales of lower margin microprocessors which continued to increase. However, increased operating efficiencies due to the economies of scale and synergies resulting from the Hall-Mark acquisition and the Company's continued emphasis on cost reduction resulted in a decrease in operating expenses (before special charges) as a percentage of sales. These sequential decreases in operating expenses as a percentage of sales more than offset the decrease in gross margins in 1994 as compared with 1993 and in 1993 as compared with 1992. The Group's effective tax rate increased due primarily to the impact of the increase in the non-deductible amortization of goodwill from the Hall-Mark acquisition and to the 1% increase in the U.S. federal statutory tax rate. Net income of the Group in 1994 was $94.6 million before special charges as compared with $67.0 million and $47.3 million in 1993 and 1992, respectively. The Group's net profit margins before special charges were 3.0%, 3.5% and 3.2% in 1994, 1993 and 1992, respectively.

     In the first quarter of 1994, the Group's results were negatively impacted by special charges of $11.8 million after-tax for restructuring and integration costs associated with the acquisition of Hall-Mark and $0.5 million for the impact of the retroactive increase in federal income tax rates enacted in 1994 as it relates to 1993 income. Net income in 1994 after the $12.3 million after-tax special charges was $82.3 million.

Video Communications

     Group sales in 1994 were $199.4 million compared with $134.0 million and $104.9 million in 1993 and 1992, respectively, and represented about 6% of consolidated sales in each of those three years. The $65.4 million or 49% increase in 1994 sales and the $29.1 million or 28% increase in 1993 sales were primarily the result of a significant increase in the sales of modular descrambler equipment by the Group's Channel Master operation, offset in 1993 by a decrease in sales by the Group's Far East operations as a result of the Company's decision in the second quarter of 1993 to shut down those operations. Gross profit margins in 1994 were lower than in 1993 and 1992 due to the increase in sales of lower margin descrambler equipment in each year. Operating expenses as a percentage of sales also trended downward in the last three years as a result of the significant increase in sales.

     Net income of the Group in 1994 was $6.1 million compared with $1.8 million in 1993 (after a net after-tax charge of $1.15 million related to the shutdown of the Group's Far East operations)
and $1.8 million in 1992.   The Group's net profit margins were
3.0%, 1.3% and 1.7% in 1994, 1993 and 1992, respectively.

Electrical and Industrial

     Group sales in 1994 were $186.8 million compared with $186.7 million and $180.6 million in 1993 and 1992, respectively. Group sales represented about 5% of consolidated sales in 1994 as compared with 8% and 10% in the prior two years, respectively. The sales of each of the Group's operations were basically flat in 1994 as compared with 1993.

     Net income of the Group was $1.4 million in 1994 before a $1.7 million after-tax restructuring charge as compared with $0.3 million and $1.4 million in 1993 and 1992, respectively. The Group's gross profit margin in 1994 was about 0.7% lower than in 1993 which was about 1.8% lower than in 1992. The Group's net profit margins before restructuring charges were 0.7%, 0.2% and 0.8% in 1994, 1993 and 1992, respectively.

     In the first quarter of 1994, the Group's results included the $1.7 million after-tax charge referred to above for the restructuring of the Brownell Electro and Mechanics Choice operations. Brownell Electro was substantially reorganized to focus on the motor repair and original equipment manufacturer (OEM) markets. Brownell Electro's Instruments and Controls Division and its Lincoln Controls unit were combined with Mechanics Choice to form a new business unit named Avnet Industrial which is focused on the maintenance and repair organization (MRO) market. After the $1.7 million after-tax restructuring charge, the Group had a net loss of $0.3 million in 1994.

Liquidity and Capital Resources

     Over the last three years, cash generated from income before depreciation and other non-cash items amounted to $299 million. During that period, $150 million was used for working capital needs resulting in $149 million of net cash flows from operations. Of that $149 million, $131 million, net, was needed for other normal business operations including purchases of property, plant and equipment, dividends and other immaterial items. The $18 million balance of cash generated, together with $194 million raised from additional borrowings, $250 million generated from the liquidation of interest-bearing investments and a portion of the available cash at the beginning of the three-year period, was used for acquisitions, the redemption and repurchase of debentures and the repayment of other debt totalling $504 million.

     In 1994, the Company generated $124 million from income before depreciation and other non-cash items, and used $102 million for working capital needs resulting in $22 million of net cash flows from operations. The use of funds for working capital was significantly higher than in prior years due primarily to a large increase in receivables as a result of a 59% increase in sales in 1994 as compared with 1993. In addition, the Company used $49 million for other normal business operations including purchases of property, plant and equipment, dividends and other immaterial items. This $27 million of cash needed for normal business operations and the $333 million of cash used for the acquisitions of Hall-Mark, Avnet Adelsy and Avnet DeMico were funded by $194 million of additional borrowings and $166 million of available cash.

     In 1993, the Company generated $14 million of cash, $50 million provided from operations reduced by $36 million used for other normal business operations including purchases of property, plant and equipment, dividends and other immaterial items. In addition, the Company used $70 million to redeem its 8% Convertible Subordinated Debentures and repay other debt, and used $36 million for acquisitions, primarily Avnet Nortec and Avnet E2000. The resulting $92 million net use of cash together with the $255 million of proceeds from the liquidation of the Company's interest-bearing investments resulted in a $163 million increase in cash. The Company liquidated its marketable securities portfolio late in 1993 in contemplation of the need for funds for the acquisition of Hall-Mark. In 1992, the Company generated $29 million of cash before considering the $41 million used for the acquisition of Avnet Composants and $25 million used for the repurchase of a portion of its debentures and repayment of other debt.

     The Company's quick assets at July 1, 1994 totaled $627 million compared with $579 million at June 30, 1993. At July 1, 1994, quick assets exceeded the Company's current liabilities by $251 million compared with a $306 million excess at the end of 1993. Working capital at July 1, 1994 was $888 million compared with $803 million in 1993. At July 1, 1994, to support each dollar of current liabilities, the Company had $1.67 of quick assets and $1.69 of other current assets, for a total of $3.36 compared with $3.95 at the end of the prior fiscal year.

     On July 1, 1993, the Company completed its acquisition of Hall-Mark (See Note 15 to the consolidated financial statements). In order to fund a portion of the costs of the acquisition of Hall-Mark, the Company established a credit arrangement with NationsBank of North Carolina, N.A. ("NationsBank"). That credit arrangement has since been restructured and currently consists of a three-year revolving credit facility with a syndication of banks led by NationsBank, which facility provides a line of credit of up to $150.0 million (the "Credit Facility"). The Company may select from various interest rate options and maturities under this facility. In January 1994, the Company filed a registration statement with the Securities and Exchange Commission which provides for borrowings of up to $200 million in public debt over the next two years. On March 15, 1994 the Company completed a $100 million public offering of its 6 7/8% Notes Due March 15, 2004 (the "6 7/8% Notes"), the net proceeds of which, totalling $98.8 million, were used to pay down a portion of the Company's outstanding bank debt.

     At July 1, 1994, the Company had $95 million outstanding under the Credit Facility together with the $100 million of the 6 7/8% Notes, $105 million of 6% Convertible Debentures and $3 million of other debt. This $303 million of long-term debt at July 1, 1994 represents an increase of $196 million over the $107 million outstanding at June 30, 1993. As a result, the Company's debt to capital (shareholders' equity plus long-term debt) ratio was 21% at July 1, 1994 compared with 11% at June 30, 1993. In 1994, income was almost eight times greater than fixed charges. Internally generated cash flow during 1994, represented by net income before depreciation and other non-cash items, was $124 million or 41% of total debt at July 1, 1994.

     During the last three years, the Company's capital rose $409 million to a total of $1.412 billion at July 1, 1994.
Shareholders' equity increased by $307 million, $171 million due to the issuance of Avnet stock and stock options in connection with the acquisition of Hall-Mark and $138 million from earnings, net of dividends, reinvested in the business, offset by $2 million, net, of other items. Long-term debt increased by $102 million as a result of the $196 million increase in 1994 as described above offset by a $94 million decrease in prior periods due to the redemption and repurchase of a portion of the Company's debentures and repayment of other long-term debt.

     At July 1, 1994, the Company did not have any material commitments for capital expenditures. The Company and the former owners of a Company-owned site in Oxford, North Carolina have entered into a Consent Decree and Court Order with the Environmental Protection Agency (EPA) for the environmental clean-up of the site, the cost of which, according to the EPA's remedial investigation and feasibility study, is estimated to be approximately $6.3 million, exclusive of the $1.5 million in EPA past costs paid by the potentially responsible parties (PRP's). Pursuant to a Consent Decree and Court Order entered into between the Company and the former owners, the former owners have agreed to bear at least 70% of the clean-up costs of the site, and the Company will be responsible for not more than 30% of those costs. As noted in Item 3 of this Report, the Company is also a PRP in an environmental clean-up at a site in North Smithfield, Rhode Island. In addition, the Company has received notice from a third party of its intention to seek indemnification for costs it may incur in connection with an environmental clean-up at a site in Rush, Pennsylvania resulting from the alleged disposal of wire insulation
material at the site by a former unit of the Company.   Based upon
the information known to date, the Company believes that it has appropriately accrued in the financial statements for its share of the costs of the clean-up at these sites. The Company is also a PRP or has been notified of claims made against it at environmental clean-up sites in Huguenot, New York and in Hempstead, New York. At this time, the Company cannot estimate the amount of its potential liability, if any, for clean-up costs in connection with these sites, but does not anticipate that these matters or any other contingent matters will have a material adverse impact on the Company's financial condition, liquidity or results of operations.

     The Company is not now aware of any commitments, contingencies or events within its control which may significantly change its ability to generate sufficient cash from internal or external sources to meet its needs.

ITEM 8.  Financial Statements and Supplementary Data

         The Financial Statements and Supplementary Data are listed under Item 14 in this annual report.

ITEM 9.  Changes in and Disagreements with Accountants on
         Accounting and Financial Disclosure

         None to report.







                            PART III


ITEM 10.  Directors and Executive
          Officers of the Registrant

ITEM 11.  Executive Compensation

ITEM 12.  Security Ownership of Certain
          Beneficial Owners and Management

ITEM 13.  Certain Relationships and Related Transactions

         The information called for by Items 10, 11, 12 and 13
(except to the extent set forth in Item 4A above) is incorporated in this Report by reference to the Company's definitive proxy statement relating to the Annual Meeting of Shareholders anticipated to be held November 16, 1994.

                             PART IV

ITEM 14.  Exhibits, Financial Statement
          Schedules and Reports on Form 8-K

a.  The following documents are filed as part of this report:

                                                             Page
  1.  Financial Statements and Supplementary Data

        Report of Independent Public Accountants             30

        Avnet, Inc. and Subsidiaries Consolidated
        Financial Statements:

          Statements of Income for the years ended
          July 1, 1994, June 30, 1993 and June 30, 1992      31

          Balance Sheets at July 1, 1994 and June 30, 1993   32

          Statements of Shareholders' Equity for the years
          ended July 1, 1994, June 30, 1993 and
          June 30, 1992.                                     33

          Statements of Cash Flows for the years ended
          July 1, 1994, June 30, 1993 and June 30, 1992.     34

        Notes to consolidated financial statements        35-46

  2.  Financial statement schedules

        (i) Schedule VIII for the years ended
        July 1, 1994, June 30, 1993 and June 30, 1992.       47



      Schedules other than those above have been omitted because they are not applicable or the required information is shown in the financial statements or notes thereto.

   3.  Exhibits:

    Exhibit
      No.                      Description

      3A. Certificate of Incorporation of the Registrant as currently in effect.

      3B.      By-laws of the Registrant as currently in effect
               (incorporated herein by reference to Commission
               File No. 1-4224, Current Report on Form 8-K dated
               September 23, 1994).

      4. Note: The total amount of securities outstanding at the end of the period covered by this Report under any instrument which defines the rights of holders of Registrant's long-term debt does not exceed 10% of the total assets of the Registrant and its subsidiaries on a consolidated basis. Therefore, none of the instruments defining the rights of the holders of such long-term debt are required to be filed as exhibits to this Report. The Registrant agrees to furnish copies of such instruments to the Commission upon request.

      10A. Agreement and Plan of Merger dated April 20, 1993 between the Registrant and Hall-Mark Electronics Corporation (incorporated herein by reference to Registration Statement on Form S-4, Reg. No. 33-62462, Appendix A to Joint Proxy Statement/ Prospectus).

               Executive Compensation Plans and Arrangements

      10B. Employment agreement, dated July 1, 1990, between the Registrant and Mr. Sylvester D. Herlihy
               (incorporated herein by reference to Commission file No. 1-4224, Annual Report on Form 10-K for the fiscal year ended June 30, 1990).

      10C. Employment Extension Agreement dated November 29, 1993 between the Registrant and Mr. Leon Machiz (incorporated herein by reference to Commission File No. 1-4224, Current Report on Form 8-K dated September 23, 1994).

      10D. Employment agreement, dated February 28, 1990 between the Registrant and Mr. Leon Machiz
               (incorporated by reference to Commission File No.
               1-4224, Annual Report on Form 10-K for the fiscal year ended June 30, 1990).

      10E. Employment Agreement and amendment to Employment Agreement dated July 1, 1992 between the Registrant and Roy Vallee (incorporated by reference to Commission file No. 1-4224, Quarterly Report on Form 10-Q for the quarter ended April 2, 1993). 10F.
  Second Amendment, dated July 1, 1993, to Employment Agreement dated July 1, 1992 between Registrant and Roy Vallee (incorporated by reference to Commission File No. 1-4224, Annual Report on Form 10-K for the fiscal year ended June 30, 1993).

      10G. Employment Agreement, dated July 22, 1992 between the Registrant and Mr. Keith Williams (incorporated by reference to Commission File No. 1-4224, Annual Report on Form 10-K for the fiscal year ended June 30, 1992).


               Executive Compensation Plans and Arrangements

      10H. Consulting Agreement dated July 1, 1993 between the Registrant and Mr. David Shaw (incorporated by reference to Commission File No. 1-4224, Annual Report on Form 10-K for the fiscal year ended June 30, 1993).

      10I. Employment Agreement dated December 31, 1992 between Hall-Mark Electronics Corp. and Mr. Joseph
               W. Semmer (incorporated herein by reference to Commission File No. 1-4224, Current Report on Form 8-K dated September 23, 1994).

      10J. Employment Agreement dated December 31, 1992 between Hall-Mark Electronics Corp. and Mr. George Privett (incorporated herein by reference to Commission File No. 1-4224, Current Report on Form 8-K dated September 23, 1994).

      10K.     Employment Agreement dated April 20, 1993 between
               Hall-Mark Electronics Corp. and Mr. Bruce
               Evashevski (incorporated herein by reference to Commission File No. 1-4224, Current Report on Form
               8-K dated September 23, 1994).

      10L. Letter dated April 20, 1993 from the Registrant confirming Registrant's intent to assume employment agreements of certain Hall-Mark Electronics Corp. executives, including the Employment Agreements of Messrs. Semmer, Privett and Evashevski (incorporated herein by reference to Commission File No. 1-4224, Current Report on Form 8-K dated September 23, 1994).

      10M. Consulting Agreement dated July 1, 1994 between the Registrant and Mr. George Privett (incorporated herein by reference to Commission File No. 1-4224, Current Report on Form 8-K dated September 23,
               1994).

      10N. Avnet 1984 Stock Option Plan (incorporated herein by reference to Registration Statement on Form S-8, Registration No. 2-96800: Exhibit 4-B).

      10O. Avnet 1988 Stock Option Plan (incorporated herein by reference to Registration Statement on Form S-8, Registration No. 33-29475: Exhibit 4-B).

      10P. Avnet 1990 Stock Option Plan (incorporated herein by reference to Commission File No. 1-4224, Annual
               Report on Form 10-K for the fiscal year ended June
               30, 1992).

      10Q. Avnet Second Incentive Stock Program (incorporated herein by reference to Registration Statement on Form S-8, Registration No. 2-94916; Exhibit 4-B).

      10R. Outside Director Stock Bonus Plan as extended and amended, effective July 1, 1992 (incorporated herein by reference to Commission File No. 1-4224, Annual Report on Form 10-K for the fiscal year ended June 30, 1992).

      10S. Retirement Plan for Outside Directors of Avnet, Inc., effective July 1, 1993 (incorporated herein by reference to Commission File No. 1-4224, Annual Report on Form 10-K for the fiscal year ended June 30, 1992).

      11.* Statement regarding computation of per share earnings.

      21.*     List of subsidiaries of the Registrant.
      23.*     Consent of Arthur Andersen LLP.

      24. Powers of Attorney (incorporated herein by reference to Commission File No. 1-4224, Current
               Report on Form 8-K dated September 23, 1994).


b. A Report on Form 8-K dated May 25, 1994 was filed during the last quarter of the Registrant's fiscal year reporting a change in Registrant's fiscal year end from June 30 to that Friday in each year closest to June 30. The change in fiscal year reported commenced with the 1994 fiscal year.


*Filed herewith





                             S I G N A T U R E S

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.
                                        AVNET, INC.
                                        (Registrant)


Date: September 27, 1994      By:  s/Leon Machiz
                                        Leon Machiz, Chairman of
                                        the Board, Chief
                                        Executive Officer and
                                        Director


     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities indicated on September 27, 1994.

          Signature                                Title


s/ Leon Machiz                          Chairman of the Board,
(Leon Machiz)                           Chief Executive Officer and
                                        Director

              *                         President, Chief Operating
(Roy Vallee)                            Officer, Vice Chairman of
                                        the Board and Director

              *                                    Director
(Gerald J. Berkman)

              *                                    Director
(Joseph F. Caligiuri)

              *                                    Director
(Alvin E. Friedman)

              *                                    Director
(Sylvester D. Herlihy)

              *                                    Director
(Ehud Houminer)

              *                                    Director
(Salvatore J. Nuzzo)

              *                                    Director
(Frederic Salerno)

              *                                    Director
(David Shaw)

                                                   Director
(Howard Stein)


          Signature                                Title

              *                                    Director
(J. S. Webb)

              *                                    Director
(George Weissman)

              *                                    Director
(Frederick S. Wood)

s/Raymond Sadowski                      Senior Vice President,
(Raymond Sadowski)                      Chief Financial Officer
                                        and Assistant Secretary

s/John F. Cole                          Controller and Principal
(John F. Cole)                          Accounting Officer

* By: s/Raymond Sadowski
      (Raymond Sadowski)
       Attorney-in-Fact

REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS

The Board of Directors and Shareholders
Avnet, Inc.
Great Neck, New York

     We have audited the accompanying consolidated balance sheets of Avnet, Inc. (a New York corporation) and Subsidiaries as of July 1, 1994 and June 30, 1993, and the related consolidated statements of income, shareholders' equity and cash flows for each of the three years in the period ended July 1, 1994. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

      We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

      In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Avnet, Inc. and Subsidiaries as of July 1, 1994 and June 30, 1993, and the results of their operations and their cash flows for each of the three years in the period ended July 1, 1994 in conformity with generally accepted accounting principles.

      Our audits were made for the purpose of forming an opinion on the basic financial statements taken as a whole. The schedule listed in the index of financial statements is presented for purposes of complying with the Securities and Exchange Commission's rules and is not part of the basic financial statements. This schedule has been subjected to the auditing procedures applied in the audit of the basic financial statements and, in our opinion, fairly states in all material respects the financial data required to be set forth therein in relation to the basic financial statements taken as a whole.



                                    s/ARTHUR ANDERSEN LLP


New York, New York
August 10, 1994

                         AVNET, INC. AND SUBSIDIARIES

                       CONSOLIDATED STATEMENTS OF INCOME
                      (Thousands except per share data)


                                                    Years Ended
                                         July 1,      June 30,      June 30,
                                          1994          1993          1992

Revenues:
  Sales                                $3,547,743    $2,237,954    $1,759,008
  Investment income and other, net          4,786        20,393        27,226

                                        3,552,529     2,258,347     1,786,234
Cost and expenses:
  Cost of sales                         2,851,681     1,751,195     1,350,679
  Selling, shipping, general and
   administrative                         481,448       367,837       320,378
  Depreciation and amortization            27,127        16,160        18,347
  Restructuring and integration
   (Note 14)                               22,702        --            --
  Interest                                 14,733         8,972        13,404

                                        3,397,691     2,144,164     1,702,808

Income before income taxes and
  cumulative effect of a change
  in accounting principle                 154,838       114,183        83,426

Income taxes (Note 7)                      66,730        45,123        32,904

Income before cumulative effect of
  a change in accounting principle         88,108        69,060        50,522

Cumulative effect of a change in the
  method of accounting for income
  taxes (Note 7)                           (2,791)       --            --

Net income                             $   85,317    $   69,060    $   50,522

Earnings per share:
  Income before cumulative effect of
    a change in accounting principle   $     2.16    $     1.91    $     1.42

  Cumulative effect of a change in
    the method of accounting for
    income taxes                             (.07)       --            --

  Net income                           $     2.09    $     1.91    $     1.42

Shares used to compute earnings
 per share (Note 1)                        40,847        38,253        35,666


                See notes to consolidated financial statements


                         AVNET, INC. AND SUBSIDIARIES

                          CONSOLIDATED BALANCE SHEETS
                            (Dollars in Thousands)

                                                        July 1,     June 30,
                                                         1994          1993
Assets:
  Current assets:
    Cash and cash equivalents                         $   53,876  $  219,827
    Receivables, less allowances of $21,975 and
      $14,736, respectively                              573,569     359,200
    Inventories (Note 2)                                 627,022     491,769
    Other                                                  9,614       4,797

      Total current assets                             1,264,081   1,075,593

  Property, plant and equipment, at cost,
    net (Note 3)                                         115,146     102,539
  Intangibles and other assets (Note 4)                  408,460      69,181

      Total assets                                    $1,787,687  $1,247,313

Liabilities:
  Current liabilities:
    Borrowings due within one year (Note 5)           $       47  $      107
    Accounts payable                                     252,915     182,227
    Accrued expenses and other (Note 6)                  123,135      90,196

      Total current liabilities                          376,097     272,530

  Long-term debt, less due within one year
   (Note 5)                                              303,075     106,623

  Commitments and contingencies (Notes 9 and 11)

      Total liabilities                                  679,172     379,153

Shareholders' equity (Note 10):
  Common stock $1.00 par, authorized 60,000,000
    shares, issued 41,104,000 shares and
    36,131,000 shares, respectively                       41,104      36,131
  Additional paid-in capital                             307,149     138,230
  Retained earnings                                      780,266     719,308
  Cumulative translation adjustments                  (    9,692) (   14,313)
  Common stock held in treasury at cost, 445,000
    shares and 483,000 shares, respectively           (   10,312) (   11,196)


      Total shareholders' equity                       1,108,515     868,160

      Total liabilities and shareholders' equity      $1,787,687  $1,247,313





                See notes to consolidated financial statements



                                    AVNET, INC. AND SUBSIDIARIES

                          CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY

                     YEARS ENDED JULY 1, 1994, JUNE 30, 1993 AND JUNE 30, 1992
                                              (Dollars in Thousands)

                                              Additional              Cumulative                 Total
                                  Common       Paid-in     Retained   Translation  Treasury   Shareholders'
                                   Stock        Capital     Earnings   Adjustments    Stock       Equity

Balance, June 30, 1991             $36,006     $134,432     $642,384    $ 1,129    ($12,527)   $   801,424

Net income                                                    50,522                                50,522
Dividends, $.60 per share                                  (  21,298)                          (    21,298)
Cumulative translation adjustments                                        4,627                      4,627
Other, net, principally stock option
  and incentive programs                37        1,198                                 711          1,946

Balance, June 30, 1992              36,043      135,630      671,608      5,756    ( 11,816)       837,221

Net income                                                    69,060                                69,060
Dividends, $.60 per share                                  (  21,360)                          (    21,360)
Cumulative translation adjustments                                     ( 20,069)               (    20,069)
Other, net, principally stock option
  and incentive programs                88        2,600                                 620          3,308

Balance, June 30, 1993              36,131      138,230      719,308   ( 14,313)   ( 11,196)       868,160

Net income                                                    85,317                                85,317

Dividends, $.60 per share                                   ( 24,359)                              (24,359)

Cumulative translation adjustments                                        4,621                      4,621
Acquisition of Hall-Mark Electronics
  (Note 15)                          4,858      165,717                                            170,575
Other, net, principally stock option
 and incentive programs               115        3,202                                 884          4,201

Balance, July 1, 1994              $41,104     $307,149     $780,266   ( $9,692)   ($10,312)    $1,108,515






                        See notes to consolidated financial statements

                          AVNET, INC. AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                             (Dollars in Thousands)

                                                          Years Ended
                                              July 1,     June 30,   June 30,
                                               1994         1993       1992
Cash flows from operating activities:
  Net income                                 $ 85,317    $ 69,060    $50,522
  Add non-cash and other reconciling items:
    Depreciation and amortization              31,822      22,845     24,041
    Deferred taxes                            (10,250)      1,719   (  1,283)
    Cumulative effect of change in
      accounting for income taxes               2,791        --         --
    Other, net (Note 12)                       14,343       2,922      5,023
                                              124,023      96,546     78,303
  Receivables                               ( 127,979)  (  38,434)  ( 40,511)
  Inventories                               (  27,853)  (  13,210)  (  1,691)
  Payables, accruals and other, net            54,054       4,970     40,896

    Net cash flows provided from
     operations                                22,245      49,872     76,997

Cash flows from financing activities:
  Issuance of notes in public offering, net
    of issuance costs                          98,772        --         --
  Issuance of bank debt, net of issuance
    costs                                      94,964        --         --
  Repurchase of debentures                       --     (  68,117)  ( 25,083)
  Payment of other debt                     (     149)  (   1,432)  (    168)
  Cash dividends (Note 12)                  (  29,706)  (  21,342)  ( 21,287)
  Other, net                                    2,549       1,346        539

    Net cash flows provided from (used for)
     financing                                166,430   (  89,545)  ( 45,999)

Cash flows from investing activities:
  Purchases of property, plant and
   equipment                                (  21,441)  (  15,094)  ( 25,064)
  Acquisition of operations, net (Note 12) ( 333,206) ( 36,183) ( 39,672) Disposition (acquisition) of interest-
   bearing investments, net                      --       255,075   (  5,367)
  Other, net                                       21   (   1,191)        50

    Net cash flows (used for) provided
     from investing                         ( 354,626)    202,607   ( 70,053)

Cash and cash equivalents:
       - (decrease) increase                ( 165,951)    162,934   ( 39,055)
       - at beginning of year                 219,827      56,893     95,948
       - at end of year                      $ 53,876    $219,827    $56,893

Additional cash flow information (Note 12)

Net (decrease) in cash and total
  interest-bearing investments              ($165,951)  ($ 84,847)  ($36,688)

                 See notes to consolidated financial statements

                         AVNET, INC. AND SUBSIDIARIES

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.    Summary of significant accounting policies:

      Principles of consolidation - The statements include the accounts of the Company and all of its subsidiaries. All intercompany accounts and transactions have been eliminated.

      Inventories - Stated at cost (first-in, first-out) or market, whichever is lower.

      Depreciation - Depreciation is generally provided for by the straight-line method over the estimated useful lives of the assets.

      Income taxes - No provision for U.S. income taxes has been made for $52,018,000 of cumulative unremitted earnings of foreign subsidiaries because those earnings are expected to be permanently reinvested outside the U.S. If such earnings were remitted to the U.S., any net U.S. income taxes would not have a material impact on the results of operations of the Company.

      Statement of cash flows - The Company considers all highly liquid debt instruments purchased with a maturity of three months or less to be cash equivalents.

      Earnings per share - In computing earnings per share for fiscal 1994 and 1992, the 6% Convertible Subordinated Debentures were not considered common equivalent shares because they would have been anti-dilutive. The 8% Convertible Subordinated Debentures, which were fully redeemed during fiscal 1993 (see Note 5), were not considered common equivalent shares in fiscal 1993 and 1992 as they would have been anti-dilutive.

      Fiscal Year - Effective in fiscal 1994, the Company changed its fiscal year to end on the Friday closest to June 30th. The impact on the current year of one additional day of operations was not material.

2.    Inventories:
                                                       July 1,       June 30,
      (Thousands)                                       1994           1993

      Finished goods                                  $554,813       $422,823
      Work-in-process                                    2,730          2,861
      Raw materials                                     69,479         66,085

                                                      $627,022       $491,769

3.    Property, plant and equipment:
                                                       July 1,       June 30,
      (Thousands)                                       1994           1993

      Land                                            $  8,275       $  6,525
      Buildings                                         77,628         73,547
      Machinery, fixtures and equipment                193,617        174,732
      Leasehold improvements                             3,886          7,562

                                                       283,406        262,366
      Less accumulated depreciation                    168,260        159,827

                                                      $115,146       $102,539



                         AVNET, INC. AND SUBSIDIARIES

            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)



4.    Intangibles:

      Intangibles (net of amortization) at July 1, 1994, totaling $382,548,000, including $351,505,000 arising from fiscal year 1994 acquisitions of Hall-Mark Electronics Corporation, Avnet Adelsy and Avnet DeMico (see Notes 12 and 15), consist primarily of goodwill. At July 1, 1994, goodwill applicable to purchases made after October 31, 1970 of $375,173,000, net of amortization, is being amortized over 40 years on the straight-line method.


5.    External financing:

                                                       July 1,       June 30,
      (Thousands)                                       1994           1993


      6% Convertible Subordinated Debentures
        due April 15, 2012, convertible
        at $43 per share                              $105,285       $105,285

      6 7/8% Notes due March 15, 2004                  100,000          --

      Bank Syndicated Credit Facility                   95,000          --

      Other                                              2,837          1,445

                                                       303,122        106,730
      Less borrowings due within one year                   47            107

      Long-term debt                                  $303,075       $106,623


      During fiscal 1994, the Company established a three-year, floating rate (4.6% at July 1, 1994), revolving credit agreement with a syndicate of banks led by NationsBank of North Carolina, N.A. which provides a line of credit of up to $150,000,000. Also, during fiscal 1994 the Company raised $100,000,000 (before deducting underwriting fees and other costs) in the public market by issuing the 6 7/8% Notes due March 15, 2004.

      On October 1, 1992, the Company redeemed all of the $67,576,000 outstanding 8% Convertible Subordinated Debentures at the redemption price of 100.8% of their principal amount together with accrued interest to the redemption date. The loss on extinguishment of these debentures was not material.

      Annual payments on external financing in 1995, 1996, 1997, 1998 and 1999 will be $47,000, $105,000, $95,113,000, $120,000 and $129,000,
      respectively.







                         AVNET, INC. AND SUBSIDIARIES

            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)


6.    Accrued expenses and other:

                                                       July 1,       June 30,
      (Thousands)                                       1994           1993

      Payroll and related                             $36,921        $26,725
      Insurance                                        15,197         14,353
      Interest                                          4,871          2,760
      Income taxes                                      4,615          8,154
      Dividend payable (Note 12)                         --            5,347
      Other                                            61,531         32,857

                                                     $123,135        $90,196

7.    Income taxes:

      Effective July 1, 1993, the Company adopted the provisions of Statement of Financial Accounting Standards (SFAS) No. 109 "Accounting for Income Taxes" and recognized a charge for the cumulative effect of the change in accounting principle in the amount of $2,791,000 ($.07 per share). SFAS No. 109 requires the use of the asset and liability method for recording deferred income taxes wherein deferred tax assets and liabilities are recognized for the estimated future tax consequences attributable to differences between the financial statement and tax bases of assets and liabilities. It also requires the Company to adjust deferred income tax balances to reflect changes in current income tax rates and to record the impact of a change in tax rates in the income statement in the period that the change is enacted.

      A reconciliation between the federal statutory tax rate and the effective tax rate is:

                                                         Years Ended
                                              July 1,     June 30,    June 30,
                                               1994         1993        1992

      Federal statutory rate                  35.0%         34.0%      34.0%
      State and local income taxes,
        net of federal benefit                 4.9           5.0        4.2
      Amortization of goodwill                 2.2           --         --
      Other, net                               1.0            .5        1.2

      Effective tax rate                      43.1%         39.5%      39.4%


      The components of the provision for income taxes are indicated in the next table. The provision (future tax benefit) for deferred income taxes results from timing differences arising principally from inventory valuation, accounts receivable valuation and depreciation.







                         AVNET, INC. AND SUBSIDIARIES

            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)


7.    Income taxes (Continued):

      (Thousands)                                       Years Ended
                                              July 1,     June 30,    June 30,
      Current:                                 1994         1993        1992
        Federal                               $53,212     $31,342     $26,346
        State and local                        13,749       7,927       5,419
        Foreign                                10,019       4,135       2,422
        Total current taxes                    76,980      43,404      34,187

      Deferred:
        Federal                                (8,609)        777        (571)
        State and local                        (2,103)        211        (498)
        Foreign                                   462         731        (214)
        Total deferred taxes                  (10,250)      1,719      (1,283)
        Provision for income taxes            $66,730     $45,123     $32,904


      The current year tax provision includes an additional $500,000 federal tax provision for the impact of the retroactive increase in federal income tax rates enacted in fiscal 1994 as it relates to fiscal 1993 income. In addition, $10,786,000 of income tax benefit, net, was recorded as an adjustment to goodwill for the tax impact of adjustments to the value of assets and liabilities acquired in connection with the acquisition of Hall-Mark Electronics.


      The significant components of deferred tax assets and liabilities included on the balance sheet as of the beginning and end of fiscal 1994 were as follows:

                                                          July 1,     July 1,
                                                           1994        1993

      Deferred tax assets:
        Inventory valuation                               $13,593     $ 6,345
        Accounts receivable valuation                       6,084       5,309
        Various accrued liabilities and other               7,562       7,492
                                                           27,239      19,146

      Deferred tax liabilities:
        Depreciation and amortization
          of fixed assets                                   4,987       8,530
        Other                                               6,057       6,828
                                                           11,044      15,358

      Net deferred asset                                  $16,195     $ 3,788






                         AVNET, INC. AND SUBSIDIARIES

            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)


8.    Pension and profit sharing plans:

      During the three years ended July 1, 1994, the following amounts were charged (credited) to income under the Company's pension plan, 401(k) plan and a discretionary profit sharing plan:

                                                         Years Ended
                                                July 1,    June 30,   June 30,
      (Thousands)                                1994        1993      1992
      Pension                                   ($ 796)    ($1,008)   ($977)
      401(k)                                       851         447      438
      Profit sharing                               913         695      638

      The Company's noncontributory defined benefit pension plan and its 401(k) plan cover substantially all domestic employees, except for those at one unit covered by a profit sharing plan. The noncontributory pension plan was amended as of January 1, 1994 to provide defined benefits pursuant to a cash balance feature whereby a participant accumulates a benefit based upon a percentage of current salary, which varies with age, and interest credits. At July 1, 1994, the market value of the pension plan assets was $110,333,000 and these assets were comprised of U.S. Government securities (58%), common stocks (25%), money market funds (14%) and corporate debt obligations (3%).

      In each of the last three years, the assumed interest rate and the expected return on plan assets were 8% while assumed salary increases were approximately 6% in 1993 and 1992. Under the cash balance plan adopted during fiscal 1994 service costs are based solely on current year salary levels; therefore, projected salary increases are not taken into account. The pertinent calculations covering the pension credits, obligations and prepaid pension cost are summarized below:

      Credits to income:
                                                           Years Ended
      (Thousands)                                   July 1,   June 30,  June 30,

                                                   1994       1993       1992
      Earned:
        Return on Plan assets - actual          $ 2,221    $12,032    $11,254
        Lower (higher) than expected
          return - deferred                       6,224   (  4,264)  (  3,939)
        Expected return                           8,445      7,768      7,315
        Amortization of 7/1/85 excess assets      2,830      2,830      2,830
        Amortization of prior service
         credits (costs)                            110       (101)      (101)

                                                 11,385     10,497     10,044
      Less benefits:
        Present value of benefits
         earned during year                       4,854      4,239      4,179
        Interest on projected benefit obligation   5,735     5,250      4,888

                                                 10,589      9,489      9,067

      Net credit to income                       $  796    $ 1,008   $    977


                         AVNET, INC. AND SUBSIDIARIES

            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)


8.    Pension and profit sharing plans (continued):


      Funded status of the Plan:

      (Thousands)                            July 1,     June 30,    June 30,
                                              1994         1993        1992
      Projected benefit obligation:
        Vested benefits                    $ 73,343     $ 65,803   $ 61,130
        Non-vested benefits                   2,894        2,402      2,229

          Accumulated benefit obligation     76,237       68,205     63,359

      Future salary assumption                --           5,253      5,395

          Projected benefit obligation       76,237       73,458     68,754

      Unamortized 7/1/85 excess assets       18,958       21,788     24,618
      Cumulative higher than expected:
        Return on Plan assets                 4,223       10,447      7,344
        Projected benefit obligation         (1,666)        (895)    (3,783)
      Unamortized prior service credits
        (costs)                               3,898         (915)    (1,016)
                                            101,650      103,883     95,917

      Less market value of Plan assets      110,333      111,769    102,795

      Prepaid pension cost                 $  8,683     $  7,886   $  6,878



      The absence of a future salary assumption amount and the large unamortized prior service credit for the year ended July 1, 1994 are due to the adoption of the cash balance plan. Not included in the above tabulations are pension plans of certain non-U.S. subsidiaries which are not material.

                         AVNET, INC. AND SUBSIDIARIES

 9.   Long-term leases:

      The Company leases many of its operating facilities and is also committed under lease agreements for transportation and operating equipment. Rent expense charged to operations for the three years ended July 1, 1994 is as follows:
                                              Years Ended
                                  July 1,         June 30,       June 30,
      (Thousands)                   1994            1993           1992

         Buildings                $17,487         $14,779        $12,681
         Equipment                  5,307           2,811          2,399
                                  $22,794         $17,590        $15,080

      At July 1, 1994, aggregate future minimum lease commitments, principally for buildings, in 1995, 1996, 1997, 1998, 1999 and thereafter (through
      2003) are $13,448,000, $9,145,000, $5,893,000, $4,015,000, $2,673,000 and
      $5,356,000, respectively.


10.   Stock option and incentive programs:

      The Company has three stock option plans with shares still available for grant:


                                       1990                  1984 AND 1988
                                  QUALIFIED PLAN          NON-QUALIFIED PLANS

      Minimum exercise price as
      a percentage of fair market
      value at date of grant            100%                       50%

      Life of options                 10 years                  10 years

      Exercisable                  In whole or            25% annually after
                                   installments           one year

      Plan termination date          11/28/00             1984 plan - 12/31/94
                                                          1988 plan - 12/31/98

      Shares available for
      grant at July 1, 1994           684,500                    325,796

      Under the non-qualified plans, the excess of the fair market value at the date of grant over the exercise price is considered deferred compensation which is amortized and charged against income as it is earned.






                         AVNET, INC. AND SUBSIDIARIES

            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)


10.  Stock option and incentive programs (continued):

    Pertinent information covering options is:

    Option and market prices are
    per share                          1994           1993            1992

    Outstanding at end of year:
      Shares - Total                 1,193,334        577,563          627,013
               Exercisable             489,637        343,563          354,888

      Option prices               $13.50-38.50   $11.75-34.50     $11.75-42.13
      Market prices at
        date granted              $19.75-38.50   $19.75-38.19     $19.75-42.13

    Granted:
      Shares                           821,590         69,000           93,000
      Option prices               $17.63-38.50   $28.00-34.50     $18.50-26.50

    Exercised:
      Shares                           114,445         87,950           37,700
      Option prices               $11.75-34.00   $14.00-31.25     $11.75-24.25

    Cancelled and expired:
      Shares                            91,374         30,500           41,700
      Option prices               $17.63-38.50   $19.75-42.13     $14.00-42.13


    Under the incentive stock program, a total of 254,312 shares are still available for award based on operating achievements. Delivery of incentive shares is spread equally over a four-year period and is subject to the employee's continuance in the Company's employ. As of July 1, 1994, 48,547 shares previously awarded have not yet been delivered. The program will terminate on October 31, 1995.

    At July 1, 1994, common shares reserved for stock option and stock incentive programs and conversion of debentures were 4,954,977 shares.


11. Contingent liabilities:

    From time to time, the Company may become liable with respect to pending and threatened litigation, taxes, and environmental and other matters. The Company has been designated a potentially responsible party or has had other claims made against it in connection with environmental clean-ups at several sites. Based upon the information known to date, the Company believes that it has appropriately reserved for its share of the costs of the clean-ups and it is not anticipated that any contingent matters will have a material adverse impact on the Company's financial condition, liquidity or results of operations.





                         AVNET, INC. AND SUBSIDIARIES

            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)



12. Additional cash flow information:

    Other non-cash and reconciling items primarily include provisions for doubtful accounts and gains and losses on dispositions of marketable securities.

    Due to the change in the Company's fiscal year (see Note 1) and its historical dividend payment dates, 1994 includes the cash payment of the July 1, 1994 dividend. This results in five quarterly dividend payments being included in 1994 and the absence of an unpaid dividend at year end.

    In 1994 the Company acquired Hall-Mark Electronics Corporation, the nation's third largest distributor of electronic components, and Avnet Adelsy and Avnet DeMico, two Italian based electronic component distributors, for a total investment of $501,831,000 (net of $8,719,000 of cash on the books of the companies acquired) of which $333,206,000 was paid in cash, $166,093,000 in Avnet stock and $2,532,000 in Avnet stock options, net of related tax benefits of $1,950,000.

    In 1993 the Company acquired Avnet Nortec, a Scandinavian electronics distributor, and Avnet E2000, a German electronics distributor for a total investment of $36,491,000 paid in cash. In April 1992, the Company acquired Avnet Composants, a French electronics distributor, for a total investment of approximately $41,240,000 paid in cash. The net cash disbursed in each of the three years in connection with these transactions, as well as the net cash collected in those years from prior dispositions, are reflected as cash flows arising from disposition or acquisition of operations.

    Interest and income taxes paid were as follows:

                                                        Years Ended
                                               July 1,     June 30,   June 30,
    (Thousands)                                 1994         1993       1992

    Interest                                   $12,622     $12,819    $13,810
    Income taxes                               $58,128     $40,513    $33,636

                       AVNET, INC. AND SUBSIDIARIES
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

13. Industry segment data:

    Operating profit of the three business segments excludes general corporate expenses, interest expense, income taxes and certain other transactions.

                                                           Property, plant
    (Millions)                Operating   Identifiable      and equipment
    Segments         Sales      Profit       Assets    Depreciation Additions

    Electronic
    Marketing
    1994            $3,161.5      $174.4     $1,578.1      $15.8       $18.1
    1993             1,917.3       113.5        866.3       12.7        11.1
    1992             1,473.5        81.7        765.6       13.7        10.8

    Video
    Communications
    1994               199.4        11.1         69.4        3.2         3.0
    1993               134.0         4.7         68.0        4.1         2.5
    1992               104.9         4.6         63.1        3.7         3.8

    Electrical &
    Industrial
    1994               186.8         2.5        101.8        2.2         2.0
    1993               186.7         2.7         99.2        2.1         3.4
    1992               180.6         4.1        103.0        1.8         8.8

    Corporate
    Office
    1994                --         (33.2)        38.4         .4          .1
    1993                --         ( 6.7)       213.8         .5          .2
    1992                --         ( 7.0)       311.0         .5          .5

    Consolidated
    1994            $3,547.7      $154.8     $1,787.7      $21.6       $23.2
    1993             2,238.0       114.2      1,247.3       19.4        17.2
    1992             1,759.0        83.4      1,242.7       19.7        23.9

    Foreign operations, included above in the applicable operating group figures.

    1994              $609.0       $30.2       $323.6       $2.9        $5.4
    1993               403.4        16.0        224.8        2.7          .9
    1992               174.5         4.4        153.9        2.0         4.7

   The segments are described on pages 3 to 11.  The identifiable assets   in
   the Corporate Office are primarily cash and cash equivalents. The significant increase in sales, operating profit and identifiable assets for both the Electronic Marketing Group and Consolidated were due primarily to the impact of the July 1, 1993 acquisition of Hall-Mark. The increase in the operating loss for the Corporate Office was due primarily to a decrease in investment income and an increase in interest expenses as a result of the Company's liquidation of its marketable securities portfolio and the increase in debt in order to fund a portion of the costs of the acquisitions of Hall-Mark, Avnet Adelsy and Avnet De Mico.

                         AVNET, INC. AND SUBSIDIARIES

            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)


14. Restructuring and integration charges:

    During the first quarter of 1994, the Company recorded a special charge of $22,702,000 ($13,498,000 after tax or $0.33 per share) for restructuring and integration costs associated with the July 1, 1993 acquisition of Hall-Mark and the restructuring of the Electrical and Industrial Group. These costs included accruals for severance, real and personal property lease terminations, relocation of employees, inventory adjustments related to supplier terminations and other items. As of the end of fiscal 1994, approximately $6,000,000 of the charge has not yet been utilized. It is currently anticipated that the remaining balance will be expended by the end of calendar 1994, except for amounts related to longer term real and personal property lease and severance commitments.


15. Acquisition of Hall-Mark Electronics Corporation:

    On July 1, 1993, the Company completed the acquisition of all of the stock of Hall-Mark Electronics Corporation, the nation's third largest distributor of electronic components, pursuant to an Agreement and Plan of Merger dated April 20, 1993. Each share of Hall-Mark common stock was exchanged for $20 in cash and 0.45 shares of Avnet common stock, which had a market value of $34.1875 per share on July 1, 1993. The total cost of the acquisition including expenses was approximately $496,559,000, consisting of the cost for the Hall-Mark common stock of $218,409,000 in cash, $166,093,000 in Avnet stock and $2,532,000 in Avnet stock options (net of related tax benefits of $1,950,000), and the cost for the refinancing of Hall-Mark bank debt of $109,525,000. The $327,934,000 of funding required to complete the transaction was financed through cash on hand, proceeds from the exercise of Hall-Mark options and warrants, and borrowings under a credit facility with NationsBank of North Carolina, N.A. The transaction was accounted for as a purchase. Had the acquisition been completed as of July 1, 1992, fiscal 1993 sales, net income and earnings per share for the Company on a proforma basis would have been $2,982,000,000, $79,000,000 and $1.93 per share, respectively (unaudited).

                    AVNET, INC. AND SUBSIDIARIES

16. Summary of quarterly results (unaudited)
    (Millions except per share data):

                               Gross              Income            Earnings
      Quarter       Sales     profit      Pre-tax     After tax     per share

    1st -  94      $878.0     $173.0      $19.8(a)    $10.1(a)(b)   $.25(a)(b)
        -  93       533.2      117.8        28.7       16.9          .47


    2nd -  94       850.5      165.0       41.2        23.6          .58
        -  93       526.8      115.9       25.5        15.5          .43


    3rd -  94       900.0      172.4       43.9        25.3          .62
        -  93       582.5      127.1       30.1        18.2          .50


    4th -  94       919.2      185.7       49.9        29.1          .71
        -  93       595.5      126.0       29.9        18.5          .51


    Year - 94    $3,547.7     $696.1     $154.8(a)    $88.1(a)(b)  $2.16(a)(b)
         - 93     2,238.0      486.8      114.2        69.1         1.91


(a) Includes the pre-tax, after tax and earnings per share effects of $22.7 million, $14.0 million and $0.34 per share, respectively, of the Company's restructuring and integration charges, and the retroactive impact of the change in U.S. tax rates.

(b) Excludes the $2.8 million and $0.07 per share charge related to the cumulative effect of the change in the method of accounting for income taxes.


                                           SCHEDULE VIII



                                     AVNET, INC. AND SUBSIDIARIES

                                   VALUATION AND QUALIFYING ACCOUNTS

                     YEARS ENDED JULY 1, 1994, JUNE 30, 1993 AND JUNE 30, 1992
                                                  (Thousands)



 Column A               Column B                Column C               COLUMN D       COLUMN E

                                                        Additions



                                           (1)              (2)

                         Balance at     Charged to    Charged to                       Balance
  Description            beginning      costs and     other accounts - Deductions -    end
                         of period      expenses      describe         describe        of period

            1994
 Allowance for doubtful
 accounts               $14,736         $12,233       $853 (a)          $9,453(b)       $21,975
                                                    $3,606 (c)







        1993
  Allowance for doubtful
  accounts               12,519           9,678        549 (a)           8,010 (b)        14,736





          1992

  Allowance for doubtful
  accounts               11,212           6,347        467 (a)           5,507 (b)         12,519



 (a) Recovery of amounts
     previously written off

 (b) Uncollectible accounts
     written off

 (c) Acquisition of Hall-Mark










                               INDEX TO EXHIBITS




                                                                Sequentially
Exhibit                                                           Numbered
Number                          Exhibit                             Page


11.      Statement regarding computation of per share earnings       49

21.      List of subsidiaries of the Registrant.                     50

23.      Consent of Arthur Anderson LLP.                             51