Form 10-Q
period 1994-09-30
AVNET INC
filed 1994-11-14
CIK 8858

SECURITIES AND EXCHANGE COMMISSION

                            WASHINGTON, D.C. 20549

                                   FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934



For Quarter Ended  September 30, 1994               Commission File  #1-4224


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
     6 7/8% Notes Due March 15, 2004 . . . . . . . . . . . . . . $100,000,000

                         AVNET, INC. AND SUBSIDIARIES

                                     INDEX


Part  I. Financial Information                                    Page No.

         Item 1.  Financial Statements.

              Consolidated Condensed Balance Sheets -
              September 30, 1994 and July 1, 1994                     3


              Consolidated Condensed Statements of Income -
              First Quarters Ended September 30, 1994 and
              October 1, 1993                                         4


              Consolidated Condensed Statements of Cash Flows -
              First Quarters Ended September 30, 1994 and
              October 1, 1993                                         5


              Notes to Consolidated Condensed Financial
              Statements                                              6 - 7


         Item 2.  Management's Discussion and Analysis                8 - 10


Part II. Other Information

         Item 6.  Exhibits and Reports from Form 8-K

                  a.  The following documents are filed as
                      part of this report:

                      *Exhibit 11.1  Computation of Earnings per
                                     share - Primary                 11

                      *Exhibit 11.2  Computation of Earnings per
                                     share - Fully Diluted           12


         Signature Page                                              13


         * Filed herewith

                        PART I - FINANCIAL INFORMATION

                         AVNET, INC. AND SUBSIDIARIES
                     CONSOLIDATED CONDENSED BALANCE SHEETS
                            (dollars in thousands)


Item I.  Financial Statements
                                                September 30,      July 1,
                                                    1994            1994
                                                (unaudited)      (audited)
Assets:
  Current assets:
    Cash and cash equivalents                    $   64,163      $   53,876
    Receivables, less allowances of $21,244
      and $21,975, respectively                     601,762         573,569
    Inventories (Note 3)                            672,116         627,022
    Other                                            10,494           9,614

      Total current assets                        1,348,535       1,264,081

  Property, plant & equipment, at cost, net         118,330         115,146
  Intangibles and other assets                      431,554         408,460

      Total assets                               $1,898,419      $1,787,687

Liabilities:
  Current liabilities:
    Borrowings due within one year               $      101      $       47
    Accounts payable                                263,889         252,915
    Accrued expenses and other                      157,162         123,135

      Total current liabilities                     421,152         376,097

  Long-term debt, less due within one year          341,278         303,075

  Commitments and Contingencies (Note 4)

      Total liabilities                             762,430         679,172

Shareholders' equity (Note 5):
  Common stock $1.00 par, authorized
    60,000,000 shares, issued 41,130,000
    shares and 41,104,000 shares, respectively       41,130          41,104
  Additional paid-in capital                        308,187         307,149
  Retained earnings                                 803,094         780,266
  Cumulative translation adjustments            (     6,110)    (     9,692)
  Common stock held in treasury at cost,
    445,000 shares and 445,000 shares,
    respectively                                (    10,312)    (    10,312)

      Total shareholders' equity                  1,135,989       1,108,515

      Total liabilities and shareholders'
        equity                                   $1,898,419      $1,787,687



           SEE NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS

                         AVNET, INC. AND SUBSIDIARIES
                  CONSOLIDATED CONDENSED STATEMENTS OF INCOME
                       (thousands except per share data)


                                                   First Quarter Ended

                                                September 30,   October 1,
                                                    1994           1993
                                                        (unaudited)
Revenues:

  Sales                                         $ 953,115        $ 878,002
  Investment and other income, net                    700              578

                                                  953,815          878,580

Costs and expenses:
  Cost of sales                                   767,110          705,050
  Selling, shipping, general
    and administrative                            124,567          121,770
  Depreciation and amortization                     6,530            6,033
  Restructuring and integration                     --              22,702
  Interest                                          5,122            3,201

                                                  903,329          858,756
Income before income taxes and cumulative
  effect of a change in accounting
  principle                                        50,486           19,824

Income taxes                                       21,559            9,714

Income before cumulative effect of a
  change in accounting principle                   28,927           10,110

Cumulative effect of a change in the
  method of accounting for income taxes             --          (    2,791)

Net income                                      $  28,927        $   7,319

Earnings per share:  (Note 6)
  Income before cumulative effect of a
    change in accounting principle                  $0.69            $0.25

  Cumulative effect of a change in the
    method of accounting for income taxes            --              (0.07)

  Net income                                        $0.69            $0.18

Shares used to compute earnings per
  share (Note 6)                                   43,332           40,793






           SEE NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS

                         AVNET, INC. AND SUBSIDIARIES
                CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS
                            (dollars in thousands)


                                                   First Quarter Ended

                                                September 30,   October 1,
                                                    1994           1993
                                                        (unaudited)

Cash flows from operating activities:
  Net income                                     $ 28,927        $  7,319
  Add non-cash and other reconciling items:
    Depreciation and amortization                   8,168           7,473
    Deferred taxes                              (     365)      (     498)
    Cumulative effect of change in accounting
      for income taxes                               --             2,791
    Other, net (Note 7)                             4,061           3,970
                                                   40,791          21,055

  Receivables                                   (  25,747)      (  49,395)
  Inventories                                   (  36,063)         10,882
  Payables, accruals and other, net                35,569          29,172

    Net cash flows provided from operations        14,550          11,714


Cash flows from financing activities:
  Issuance of bank debt                            38,500         166,900
  Payment of other debt                         (   2,600)      (     126)
  Cash dividends (Note 7)                            --         (  11,426)
  Other, net                                          620           5,800

    Net cash flows provided from financing         36,520         161,148

Cash flows from investing activities:
  Purchases of property, plant and equipment    (   8,311)      (   4,808)
  Acquisition of operations (Note 7)            (  32,472)      ( 330,959)
  Other, net                                         --         (      51)

    Net cash flows used for investing           (  40,783)      ( 335,818)

Cash and cash equivalents:
      - increase (decrease)                        10,287       ( 162,956)
      - at beginning of year                       53,876         219,827
      - at end of period                         $ 64,163        $ 56,871

Additional cash flow information (Note 7)









           SEE NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS


                     AVNET, INC. AND SUBSIDIARIES

             NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS



1. In the opinion of the Company, the accompanying unaudited consolidated condensed financial statements contain all adjustments (consisting of normal recurring accruals) necessary to present fairly the financial position as of September 30, 1994 and July 1, 1994; the results of operations for the first quarters ended September 30, 1994 and October 1, 1993; and the cash flows for the first quarters ended September 30, 1994 and October 1, 1993.


2. The results of operations for the first quarter ended September 30, 1994 are not necessarily indicative of the results to be expected for the full year.


3.  Inventories:
    (Thousands)

                                              September 30,     July 1,
                                                  1994           1994

    Finished goods                              $569,155       $554,813
    Work in process                                3,996          2,730
    Purchased parts and raw materials             98,965         69,479

                                                $672,116       $627,022


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


5.  Number of shares of common stock reserved
    for conversion, warrants, options and
    other rights:                                         4,928,638


6. Solely for the purpose of calculating earnings per share for the first quarter ended September 30, 1994, common shares issuable upon conversion of the 6% Convertible Subordinated Debentures were considered common equivalent shares and the net interest expense applicable to such Debentures was eliminated. The dilutive effect on the current quarter's earnings per share was approximately $.02. In the prior year's first quarter an adjustment was not made because the impact of including the 6% Debentures would have been anti-dilutive.


                     AVNET, INC. AND SUBSIDIARIES

             NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS



7.  Additional cash flow information:

    Other non-cash and reconciling items primarily include the provision for doubtful accounts.

    Due to the change in the Company's fiscal year and its historical dividend payment dates, the July 1, 1994 dividend payment was paid in fiscal 1994 and accordingly, no cash was used for dividends in the first quarter of fiscal 1995.

    Cash expended for the acquisition of operations in the first quarters of fiscal 1995 and 1994 include primarily the cash paid for the acquisitions of Penstock, Inc. and Hall-Mark Electronics (See Note No.
    8), respectively.

    Interest and income taxes paid in the first quarters were as follows:
    (Thousands)                                        Fiscal
                                                1995            1994

    Interest                                  $5,101           $2,284
    Income taxes                              $6,625           $5,863


8. On July 1, 1993, the Company completed the acquisition of all of the stock of Hall-Mark Electronics Corporation, the nation's third largest distributor of electronic components, pursuant to an Agreement and Plan of Merger dated April 20, 1993. Each share of Hall-Mark common stock was exchanged for $20 in cash and 0.45 shares of Avnet common stock, which had a market value of $34.1875 per share on July 1, 1993. The total cost of the acquisition including expenses was approximately $496,559,000, consisting of the cost for the Hall-Mark common stock of $218,409,000 in cash, $166,093,000 in Avnet stock and $2,532,000 in
    Avnet stock options (net of related tax benefits of $1,950,000), and the cost for the refinancing of Hall-Mark bank debt of $109,525,000. The $327,934,000 of funding required to complete the transaction was financed through cash on hand, proceeds from the exercise of Hall-Mark options and warrants, and borrowings under a credit facility with NationsBank of North Carolina, N.A. The transaction was accounted for as a purchase.


Item 2. Management's Discussion and Analysis


Results of Operations


For the first quarter of 1995 ended September 30, 1994, consolidated sales were a record $953.1 million, up 9% when compared with last year's first quarter sales of $878.0 million. The increase in sales came entirely from the Company's Electronic Marketing Group, as sales of the Video Communications Group were slightly down and sales of the Electrical and Industrial Group were flat. The current year's sales include the sales of Penstock, DeMico and Adelsy, which were acquired subsequent to the first quarter of 1994. Penstock, the nation's leading technical specialist distributor of microwave and radio frequency products and related value-added services, was acquired in July 1994. Adelsy and DeMico, electronics component distributors based in Italy, were acquired at the end of September 1993 and in March 1994, respectively.

Gross profit margins of 19.5% on a consolidated basis in the first quarter of 1995 were lower by 2/10 of 1% as compared with 19.7% in the first quarter of last year. However, operating expenses as a percentage of sales were 13.7%, down 9/10 of 1% as compared with 14.6% in the first quarter of 1994 (before restructuring and integration costs described below). This resulted in an increase in operating income as a percentage of sales to 5.8% in the first quarter of 1995 as compared with 5.1% in the first quarter of 1994. Operating income (income before interest, other income and taxes) as a percentage of sales has increased sequentially over the last six quarters.

Investment and other income increased slightly as compared with the first quarter of 1994; however, investment and other income, have had no material effect on earnings since the Company liquidated its marketable securities portfolio to partially fund the July 1, 1993 acquisition of Hall-Mark Electronics. Interest expense was substantially higher in the first quarter of 1995 as compared with the same quarter last year due to the combination of increased interest rates and increased borrowings to finance the growth in business. The Company's effective tax rate decreased slightly in the first quarter of 1995 as compared with the first quarter of 1994 due primarily to the mix of earnings between the domestic and foreign operations to which different tax rates apply.

As a result of the above, net income for the first quarter of 1995 was $28.9 million, a record for any first quarter in the Company's history, up 20% when compared with $24.1 million (before one-time special charges) in the first quarter of last year. Earnings as a percentage of sales were up 3/10 of 1% to 3.0% as compared with 2.7% in the first quarter of last year. Earnings per share were $0.69 as compared with $0.59 (before one-time special charges) in the first quarter of last year. Earnings per share for the current year's first quarter were reduced to $0.69 by the approximately $0.02 dilutive effect of the required inclusion as common stock equivalents of the Company's 6% Convertible Subordinated Debentures due April 15, 2012. In the first quarter of 1994, the conversion of such debentures was not taken into account in calculating earnings per share due to their anti-dilutive effect.

During the first quarter of 1994, the Company recorded one-time special charges which negatively impacted net income by $16.8 million or $0.41 per share. After such charges, net income was $7.3 million or $0.18 per share. The one-time charges included $22.7 million ($13.5 million after tax) of restructuring and integration costs associated with the July 1, 1993 acquisition of Hall-Mark Electronics and the restructuring of the Electrical and Industrial Group and $0.5
million for the impact of the retroactive increase in federal income tax rates enacted in fiscal 1994 as it related to fiscal 1993 income. Additionally, in the first quarter of 1994, the Company adopted the provisions of Statement of Financial Accounting Standards (SFAS) No. 109 "Accounting for Income Taxes" and recognized a charge for the cumulative effect of the change in accounting principle in the amount of $2.8 million.

Subsequent to the end of the first quarter of 1995, incoming orders and actual shipments (both in the aggregate and average per day) for the fiscal month of October were higher than in the comparable period last year and were also higher than in July 1995, the first month of the immediately preceding quarter.

The Company's Electronic Marketing Group's sales in the first quarter of 1995 were $849.8 million, accounting for 89% of consolidated sales, compared with $773.0 million, or 88% of consolidated sales, in the first quarter of last year.
Of this $76.8 million or 10% increase in sales, approximately $30 million was attributable to Penstock, DeMico and Adelsy, which were acquired subsequent to last year's first quarter. The Group's gross profit margins were lower than in the prior year, but lower operating expenses as a percentage of sales more than offset the decrease in gross profit margins. As a result, Group earnings were up 18% and its profit margin on sales increased by 2/10 of 1% compared with last year's first quarter. The Group's Hamilton Hallmark, Time Electronics, Allied Electronics and European operations posted improved performance. The three acquisitions noted above also contributed to the Group's improved profitability.

The Video Communication Group's first quarter sales, which represented 6% of consolidated sales compared with 7% in last year's first quarter, were $56.2 million as compared with $57.9 million in the comparable period last year, due to product transitioning from satellite TV decoders to more profitable DBS (direct broadcast satellite) business. Group earnings increased by 60% compared with the prior year period due to this product mix transition.

The Electrical and Industrial Group's first quarter of 1995 sales, which represented 5% of Avnet's consolidated sales in both the current and prior year's first quarters, were flat compared with 1994's first quarter. The Group's profitability for the first quarter was somewhat improved over the prior year period.


Liquidity and Capital Resources

During the first quarter of 1995, the Company generated $40.8 million from income before depreciation and other non-cash items, and used $26.2 million for working capital needs resulting in $14.6 million of net cash flows from operations. In addition, the Company used $7.7 million for other normal business operations including purchases of property, plant and equipment and other items. This resulted in $6.9 million being generated from normal business operations. The Company also used $35.1 million in connection with acquisitions, primarily Penstock, including the payoff of almost $2.6 million of Penstock's outstanding debt. This overall net use of cash of $28.2 million was financed by a $38.5 million increase in bank debt offset by a $10.3 million increase in cash.

The Company's quick assets at September 30, 1994, totaled $665.9 million compared with $627.4 million at July 1, 1994, and exceeded the Company's current liabilities by $244.8 million compared with a $251.3 million excess at July 1, 1994. Working capital at September 30, 1994 was $927.4 million compared with $888.0 million at July 1, 1994. At the end of the first quarter, to support each dollar of current liabilities, the Company had $1.58 of quick assets and $1.62 of other current assets for a total of $3.20 of current assets compared with $3.36 at July 1, 1994.

During the first quarter of 1995, shareholders' equity increased by $27.5 million to $1,136.0 million at September 30, 1994, while long-term debt increased by $38.2 million to $341.3 million. As a result, the long-term debt to capital (shareholder's equity plus long-term debt) ratio was 23.1% at September 30, 1994 compared with 21.5% at July 1, 1994.

At September 30, 1994, the Company did not have any material commitments for capital expenditures. The Company and the former owners of a Company-owned site in Oxford, North Carolina have entered into a Consent Decree and Court Order with the Environmental Protection Agency (EPA) for the environmental clean-up of the site, the cost of which, according to the EPA's remedial investigation and feasibility study, is estimated to be approximately $6.3 million, exclusive of the $1.5 million in EPA past costs paid by the potentially responsible parties (PRP's). Pursuant to a Consent Decree and Court Order entered into between the Company and the former owners, the former owners have agreed to bear at least 70%
of the clean-up costs of the site, and the Company will be responsible for not more than 30% of those costs. The Company is also a PRP in an environmental clean-up at a site in North Smithfield, Rhode Island and has had a claim made against it by a third party with respect to a clean-up site in Hempstead, New York. In addition, the Company has received notice from a third party of its intention to seek indemnification for costs it may incur in connection with an environmental clean-up at a site in Rush, Pennsylvania resulting from the alleged disposal of wire insulation material at the site by a former unit of the Company.
Based upon the information known to date, the Company believes that it has appropriately accrued in the financial statements for its share of the costs of the clean-up at these sites. The Company is also a PRP with respect to an environmental clean-up site in Huguenot, New York. At this time, the Company cannot estimate the amount of its potential liability, if any, for clean-up costs in connection with this site, but does not anticipate that these matters or any other contingent matters will have a material adverse impact on the Company's financial condition, liquidity or results of operations,

The Company is not now aware of any commitments, contingencies or events within its control which may significantly change its ability to generate sufficient cash from internal or external sources to meet its needs.