Form 10-Q
period 1994-12-30
AVNET INC
filed 1995-02-10
CIK 8858

SECURITIES AND EXCHANGE COMMISSION

                            WASHINGTON, D.C. 20549

                                   FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934



For Quarter Ended  December 30, 1994               Commission File  #1-4224


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



                       AVNET, INC. AND SUBSIDIARIES

                                     INDEX


Part  I. Financial Information                                    Page No.

         Item 1.  Financial Statements:

              Consolidated Condensed Balance Sheets -
              December 30, 1994 and July 1, 1994                      3


              Consolidated Condensed Statements of Income -
              First Halves Ended December 30, 1994 and
              December 31, 1993                                       4


              Consolidated Condensed Statements of Income -
              Second Quarters Ended December 30, 1994 and
              December 31, 1993                                       5

              Consolidated Condensed Statements of Cash Flows -
              First Halves Ended December 30, 1994 and
              December 31, 1993                                       6

              Notes to Consolidated Condensed Financial
              Statements                                              7 - 8


         Item 2.  Management's Discussion and Analysis                9 - 12


Part II. Other Information

         Item 6.  Exhibits and Reports from Form 8-K:

                  a.  The following documents are filed as
                      part of this report:

                      *Exhibit 11.1  Computation of Earnings per
                                     share - Primary                 13 - 14

                      *Exhibit 11.2  Computation of Earnings per
                                     share - Fully Diluted           15 - 16


         Signature Page                                              17


         * Filed herewith

                        PART I - FINANCIAL INFORMATION

                         AVNET, INC. AND SUBSIDIARIES
                     CONSOLIDATED CONDENSED BALANCE SHEETS
                            (dollars in thousands)


Item I.  Financial Statements
                                                December 30,       July 1,
                                                    1994            1994
                                                (unaudited)      (audited)
Assets:
  Current assets:
    Cash and cash equivalents                    $   61,207      $   53,876
Receivables, less allowances of $21,288
      and $21,975, respectively                     628,684         573,569
    Inventories (Note 3)                            693,786         627,022
Other      12,986                                     9,614

      Total current assets                        1,396,663       1,264,081

  Property, plant & equipment, at cost, net         126,190         115,146
  Intangibles and other assets                      438,754         408,460

      Total assets                               $1,961,607      $1,787,687

Liabilities:
  Current liabilities:
    Borrowings due within one year               $      102      $       47
    Accounts payable                                338,996         252,915
    Accrued expenses and other                      134,589         123,135

      Total current liabilities                     473,687         376,097

  Long-term debt, less due within one year          329,758         303,075

Commitments and Contingencies (Note 4)

      Total liabilities                             803,445         679,172

Shareholders' equity (Note 5):
  Common stock $1.00 par, authorized
    60,000,000 shares, issued 41,136,000
    shares and 41,104,000 shares, respectively       41,136          41,104
  Additional paid-in capital                        308,756         307,149
  Retained earnings                                 828,048         780,266
  Cumulative translation adjustments            (     9,464)    (     9,692)
  Common stock held in treasury at cost,
    445,000 shares and 445,000 shares,
    respectively                                (    10,314)    (    10,312)

      Total shareholders' equity                  1,158,162       1,108,515

      Total liabilities and shareholders'
        equity                                   $1,961,607      $1,787,687



           SEE NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS

                         AVNET, INC. AND SUBSIDIARIES
                  CONSOLIDATED CONDENSED STATEMENTS OF INCOME
                       (thousands except per share data)


                                                     First Half Ended

                                                December 30,    December 31,
                                                    1994           1993
                                                        (unaudited)
Revenues:

  Sales                                         $1,993,152       $1,728,464
  Investment and other income, net                   2,311              966

                                                 1,995,463        1,729,430

Costs and expenses:
  Cost of sales                                  1,613,291        1,390,515
  Selling, shipping, general
    and administrative                             253,329          235,902
  Depreciation and amortization                     13,775           12,720
  Restructuring and integration                      --              22,702
  Interest                                          10,383            6,612

                                                 1,890,778        1,668,451
Income before income taxes and cumulative
  effect of a change in accounting
  principle                                        104,685           60,979

Income taxes                                        44,699           27,267

Income before cumulative effect of a
  change in accounting principle                    59,986           33,712

Cumulative effect of a change in the
  method of accounting for income taxes              --              (2,791)

Net income                                      $   59,986       $   30,921

Earnings per share:  (Note 6)
  Income before cumulative effect of a
    change in accounting principle                   $1.43            $0.83

  Cumulative effect of a change in the
    method of accounting for income taxes            --               (0.07)

  Net income                                         $1.43            $0.76

Shares used to compute earnings per
  share (Note 6)                                    43,352           40,814






           SEE NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS

                         AVNET, INC. AND SUBSIDIARIES
                  CONSOLIDATED CONDENSED STATEMENTS OF INCOME
                       (thousands except per share data)


                                                   Second Quarter Ended

                                                December 30,    December 31,
                                                    1994           1993
                                                        (unaudited)
Revenues:

  Sales                                          $1,040,037      $ 850,462
  Investment and other income, net                    1,611            388

                                                  1,041,648        850,850

Costs and expenses:
  Cost of sales                                     846,181        685,465
  Selling, shipping, general
    and administrative                              128,762        114,132
  Depreciation and amortization                       7,245          6,687
  Interest                                            5,261          3,411

                                                    987,449        809,695
Income before income taxes                           54,199         41,155

Income taxes                                         23,140         17,553

Net income                                       $   31,059      $  23,602

Earnings per share:  (Note 6)                         $0.74          $0.58

Shares used to compute earnings per
  share (Note 6)                                     43,371         40,836






















           SEE NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS

                         AVNET, INC. AND SUBSIDIARIES
                CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS
                            (dollars in thousands)


                                                     First Half Ended

                                                December 30,   December 31,
                                                    1994           1993
                                                        (unaudited)

Cash flows from operating activities:
  Net income                                     $59,986         $ 30,921
  Add non-cash and other reconciling items:
    Depreciation and amortization                 16,972           15,473
    Deferred taxes                              (    723)       (   1,089)
    Cumulative effect of change in accounting
      for income taxes                              --              2,791
    Other, net (Note 7)                            8,387            7,539
                                                  84,622           55,635

  Receivables                                   ( 53,246)       (  41,736)
  Inventories                                   ( 53,594)           4,935
  Payables, accruals and other, net               76,016        (  52,456)

    Net cash flows provided from (used for)
      operations                                  53,798        (  33,622)


Cash flows from financing activities:
  Issuance of bank debt                           27,000          211,000
  (Payment) issuance of other debt              (  2,625)             413
  Cash dividends (Note 7)                       (  6,102)       (  11,426)
  Other, net                                         751            1,278

    Net cash flows provided from financing        19,024          201,265

Cash flows from investing activities:
  Purchases of property, plant and equipment    ( 19,423)       (   8,362)
  Acquisition of operations (Note 7)            ( 43,293)       ( 326,238)
  Other, net                                    (  2,775)       (      73)

    Net cash flows used for investing           ( 65,491)       ( 334,673)

Cash and cash equivalents:
      - increase (decrease)                        7,331        ( 167,030)
      - at beginning of year                      53,876          219,827
      - at end of period                         $61,207         $ 52,797

Additional cash flow information (Note 7)







           SEE NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS

                         AVNET, INC. AND SUBSIDIARIES

             NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS



1. In the opinion of the Company, the accompanying unaudited consolidated condensed financial statements contain all adjustments (consisting of normal recurring accruals) necessary to present fairly the financial position as of December 30, 1994 and July 1, 1994; the results of operations for the first halves and second quarters ended December 30, 1994 and December 31, 1993; and the cash flows for the first halves ended December 30, 1994 and December 31, 1993.


2. The results of operations for the first half and second quarter ended December 30, 1994 are not necessarily indicative of the results to be expected for the full year.


3.  Inventories:
    (Thousands)

                                               December 30,      July 1,
                                                   1994           1994

    Finished goods                              $584,045        $554,813
    Work in process                                3,918           2,730
    Purchased parts and raw materials            105,823          69,479

                                                $693,786        $627,022


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


5.  Number of shares of common stock reserved
    for conversion, warrants, options and
    other rights:                                              4,923,243


6. Solely for the purpose of calculating earnings per share for the second quarter and first half of the period ended December 30, 1994, common shares issuable upon conversion of the 6% Convertible Subordinated Debentures were considered common equivalent shares and the net interest expense applicable to such Debentures was eliminated. The dilutive effect on the second quarter and first half earnings per share was approximately $0.02 and $0.04, respectively. In the prior year's comparable periods these adjustments were not made because the impact of including the 6% Debentures would have been anti-dilutive.

                         AVNET, INC. AND SUBSIDIARIES

             NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS



7.  Additional cash flow information:

    Other non-cash and reconciling items primarily include the provision for doubtful accounts.

    Due to the change in the Company's fiscal year and its historical dividend payment dates, the July 1, 1994 dividend payment was paid in fiscal 1994 and accordingly, no cash was used for dividends in the first quarter of fiscal 1995.

    Cash expended for the acquisition of operations in the first quarters of fiscal 1995 and 1994 include primarily the cash paid for the acquisitions of Penstock, Inc., Avnet Cable Technologies (formerly the Flippin, Arkansas cable assembly operation of LaBarge, Inc. and Hall-Mark Electronics (See Note No. 8), respectively.

    Interest and income taxes paid in the first halves were as follows:
    (Thousands)                                        Fiscal
                                                1995            1994

    Interest                                  $10,112          $ 7,432
    Income taxes                              $43,465          $37,063


8. On July 1, 1993, the Company completed the acquisition of all of the stock of Hall-Mark Electronics Corporation, the nation's third largest distributor of electronic components, pursuant to an Agreement and Plan of Merger dated April 20, 1993. Each share of Hall-Mark common stock was exchanged for $20 in cash and 0.45 shares of Avnet common stock, which had a market value of $34.1875 per share on July 1, 1993. The total cost of the acquisition including expenses was approximately $496,559,000, consisting of the cost for the Hall-Mark common stock of $218,409,000 in cash, $166,093,000 in Avnet stock and $2,532,000 in
    Avnet stock options (net of related tax benefits of $1,950,000), and the cost for the refinancing of Hall-Mark bank debt of $109,525,000. The $327,934,000 of funding required to complete the transaction was financed through cash on hand, proceeds from the exercise of Hall-Mark options and warrants, and borrowings under a credit facility with NationsBank of North Carolina, N.A. The transaction was accounted for as a purchase.

Item 2 Management Discussion and Analysis


Results of Operations

In the second quarter of fiscal 1995 ended December 30, 1994, consolidated sales were a record $1.040 billion, up 22% as compared with sales of $850.5 million in the prior year's like quarter. Both the Electronic Marketing Group and the Video Communications Group had record sales in the second quarter of 1995. The current year's sales include the sales of Penstock, Avnet Cable Technologies, DeMico and Adelsy, which were acquired subsequent to the first quarter of 1994.

Penstock, the nation's leading technical specialist distributor of microwave and radio frequency products and related value-added services, was acquired in July 1994. Avnet Cable Technologies, formerly the Flippin, Arkansas cable assembly operation of LaBarge, Inc., was acquired in December 1994. Adelsy and DeMico, electronic component distributors based in Italy, were acquired at the end of September 1993 and in March 1994, respectively.

Consolidated gross profit margins of 18.6% for the quarter were lower by 8/10 of 1% as compared with 19.4% in the second quarter of last year. However, the Company's operating efficiency improved as operating expenses as a percentage of sales fell to 13.1%, down 1.1% as compared with 14.2% in the second quarter of last year. This resulted in an increase in operating income as a percentage of sales to 5.5% in the second quarter of 1995, up 3/10 of 1% as compared with 5.2% in the prior year's like quarter.

Investment and other income in the second quarter of 1995 was higher than in the comparable period last year; however investment and other income has had no material impact on earnings since the Company liquidated its marketable securities portfolio to partially fund the July 1, 1993 acquisition of Hall-Mark Electronics.
Interest expense was substantially higher in the second quarter of 1995 as compared with the second quarter of last year due to the combination of increased interest rates and the increased borrowings needed to finance acquisitions and the growth in business. There was virtually no change in the Company's effective tax rate when comparing the second quarter of 1995 with the comparable period last year.

As a result of the above, net income for the second quarter of 1995 reached a record $31.1 million, up 32% when compared with $23.6 million in the second quarter of last year. Net income as a percentage of sales was up 2/10 of 1% to 3.0% as compared with 2.8% last year. Earnings per share for the second quarter of 1995 was also a record, reaching $0.74 per share as compared with $0.58 in last year's second quarter. The current quarter's earnings per share of $0.74 includes an approximately $0.02 reduction due to the dilutive effect of the required inclusion as common stock equivalents of the Company's 6% Convertible Subordinated Debentures due April 15, 2012. In the second quarter of last year, the conversion of such debentures was not taken into account in calculating earnings per share due to the anti-dilutive effect.

Consolidated sales in the first half of 1995 were a record $1.993 billion, up 15% as compared with $1.728 billion in the first half of last year. This increase was due primarily to increased sales at the Company's Electronic Marketing Group; its first half 1995 sales were up 17% compared with the prior year. Consolidated gross profit margins in the first half of this year were 19.1% as compared with 19.6% in the prior year, a decline of 5/10 of 1%. However, the decrease of 1% in operating expenses as a percentage of sales, to 13.4% in the current year's first half as compared with 14.4% in the first half of last year (before restructuring and integration costs described below), more than offset the decrease in the gross profit margin. As a result, operating income as a percentage of sales increased 5/10 of 1% to 5.7% in this year's first half as compared with 5.2% in the like period last year, before restructuring and integration costs described below.

Investment and other income in the first half of 1995 was higher than in the prior year, although, as indicated above, it does not have a material impact on earnings. Interest expense for the first half of 1995 was up substantially as compared with the like period last year due to the increase in interest rates and the Company's increased borrowings. There was no significant change in the Company's effective tax rate in the first half of 1995 as compared with the first half of 1994.

As a result of the above, net income for the first half of 1995 was a record $60.0 million, up 26% as compared with $47.7 million in the first half of last year (before special charges recorded in the first quarter of last year). Net income as a percentage of sales was 3.0% as compared with 2.8% last year. Earnings per share for the first half of 1995 was a record $1.43, up 22% when compared with $1.17 in the first half last year (before special charges). The first half's earnings per share of $1.43 included an approximately $0.04 reduction due to the dilutive effect of the required inclusion as common stock equivalents of the Company's 6% Convertible Debentures which, as noted above, was not taken into account in the first half of last year due to the anti-dilutive effect.

The results for the first half of 1994 included the impact of special charges recorded during last year's first quarter. During the first quarter of 1994, the Company recorded special charges which negatively impacted net income by $16.8 million or $0.41 per share. After such charges, net income for the first half of 1994 was $30.9 million or $0.76 per share. The special charges included $22.7 million ($13.5 million after tax) of restructuring and integration costs associated with the July 1, 1993 acquisition of Hall-Mark Electronics and the restructuring of the Electrical and Industrial Group. These costs included accruals for severance, anticipated real and personal property lease terminations, relocation of employees, inventory adjustments related to anticipated supplier terminations and other items. Other non-recurring charges in the first quarter of 1994 were the $0.5 million impact of the retroactive increase in federal income tax rates as it related to fiscal 1993 income and the $2.8 million cumulative effect of the change in the method of accounting for income taxes as a result of the Company's adopting Statement of Financial Accounting Standards (SFAS) No. 109, "Accounting for Income Taxes".

Sales in the aggregate and on a per day basis during January 1995, the first month of the third quarter, were both higher than in the comparable period last year and in October 1994, the first month of the immediately preceding quarter.

The Electronic Marketing Group's sales in the second quarter and first half of 1995 were $927.9 million and $1.778 billion, respectively, accounting for 89% of consolidated sales. This represented a 24% and 17% increase, respectively, over the prior year's second quarter sales of $750.9 million and first half sales of $1.524 billion. Of the $177.0 million increase in second quarter sales and the $254.0 million increase in first half sales, approximately $30.4 million and $60.2 million, respectively, were attributable to Penstock, Avnet Cable Technologies, DeMico and Adelsy, which were acquired subsequent to last year's first quarter. The balance of the increases in both periods was due to strong sales performances by each of the other units in the Group. Gross profit margins in both the second quarter and first half of this year were lower than in the prior year periods, but lower operating expenses as a percentage of sales more than offset the decrease in gross
profit margins.    Net income increased more



than 20% in both the second quarter and first half of 1995 as compared with the like periods last year (before the special charges noted above).

The Video Communications Group's second quarter sales of $67.0 million, which represented 6% of consolidated sales, were up 15% as compared with the prior year's quarter, while first half sales of $123.2 million were up 6% over the prior year. Net income was up 131% and 93%, respectively, for the second quarter and first half of 1995 as compared with the prior year's comparable periods due to Channel Master's increased sales of DBS (Direct Broadcast Satellite) TV equipment.

The Electrical and Industrial Group, with 5% of consolidated sales, posted slightly higher sales for the second quarter and first half of 1995 as compared with last year's like periods. The Group recorded a profit for both the second quarter and first half of 1995 as compared with small losses in the comparable prior year periods.

Liquidity and Capital Resources
During the first half of 1995, cash generated from income before depreciation and other non-cash items amounted to $84.6 million. During that period, $30.8 million was used for working capital needs, resulting in $53.8 million of net cash flows from operations. Of that $53.8 million, $27.6 million, net, was needed for other normal business operations including purchases of property, plant and equipment ($19.4 million), dividends ($6.1 million) and other immaterial items ($2.1 million). This resulted in $26.2 million being generated from normal business operations. The Company also used $45.9 million for acquisitions, primarily Penstock and Avnet Cable Technologies, including the payoff of $2.6 million of Penstock's outstanding debt. This overall use of cash of $19.7 million was financed by a $27.0 increase in bank debt offset by a $7.3 million increase in cash.

The Company's quick assets at December 30, 1994 totaled $689.9 million compared with $627.4 million at July 1, 1994, and exceeded the Company's current liabilities by $216.2 million compared with a $251.3 million excess at July 1, 1994. Working capital at December 30, 1994 was $923.0 million compared with $888.0 million at July 1, 1994. At the end of the second quarter, to support each dollar of current liabilities, the Company had $1.46 of quick assets and $1.49 of other current assets for a total of $2.95 compared with $3.36 at July 1, 1994.

During the first half of 1995, shareholders' equity increased by $49.6 million while long-term debt increased by $26.7 million. At December 30, 1994 the Company's long-term debt amounted to $329.8 million or 22.2% of capital compared with 21.5% at July 1, 1994. The Company's favorable balance sheet ratios would facilitate additional financing if, in the opinion of management, such financing would enhance the future operations of the Company.

At December 30, 1994, the Company did not have any material commitments for capital expenditures. The Company and the former owners of a Company-owned site in Oxford, North Carolina have entered into a Consent Decree and Court Order with the Environmental Protection Agency (EPA) for the environmental clean-up of the site, the cost of which, according to the EPA's remedial investigation and feasibility study, is estimated to be approximately $6.3 million, exclusive of the $1.5 million in EPA past costs paid by the potentially responsible parties (PRP's). Pursuant to a Consent Decree and Court Order entered into between the Company and the former owners, the former owners have agreed to bear at least 70% of the clean-up costs of the site, and the Company will be responsible for not more than 30% of those costs. The Company is also a PRP in an environmental clean-up at a site in North Smithfield, Rhode Island and has had a claim made against it by a third party with respect to a clean-up site in Hempstead, New York. In addition, the Company has received notice from a third party of its intention to seek indemnification for costs it may incur in connection with an environmental clean-up at a site in Rush, Pennsylvania resulting from the alleged disposal of wire insulation material at the site by a former unit of the Company. Based upon the information known to date, the Company believes that it has appropriately accrued in the financial statements for its share of the costs of the clean-up at these sites. The Company is also a PRP with respect to an environmental clean-up site in Huguenot, New York. At this time, the Company cannot estimate the amount of its potential liability, if any, for clean-up costs in connection with this site, but does not anticipate that these matters or any other contingent matters will have a material adverse impact on the Company's financial condition, liquidity or results of operations.

The Company is not now aware of any commitments, contingencies or events within its control which may significantly change its ability to generate sufficient cash from internal or external sources to meet its needs.