Form 10-Q
period 1995-03-31
AVNET INC
filed 1995-05-12
CIK 8858

SECURITIES AND EXCHANGE COMMISSION

                            WASHINGTON, D.C. 20549

                                   FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934



For Quarter Ended March 31, 1995                    Commission File  #1-4224


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


                         Yes  x                 No

The number of shares of the registrant's Common Stock (net of treasury shares)
as of the close of the period covered by this report . . . . . 40,763,776 shs.

The number of units then outstanding of other publicly-traded securities of the registrant:

    6% Conv. Sub. Debs. Due April 15, 2012  . . . . . . . . . . $105,285,000
    6 7/8% Notes Due March 15, 2004 . . . . . . . . . . . . . . $100,000,000



                         AVNET, INC. AND SUBSIDIARIES

                                     INDEX


Part  I. Financial Information                                    Page No.

         Item 1.  Financial Statements:

              Consolidated Condensed Balance Sheets -
              March 31, 1995 and July 1, 1994                         3


              Consolidated Condensed Statements of Income -
              Nine Months Ended March 31, 1995 and
              April 1, 1994                                           4


              Consolidated Condensed Statements of Income -
              Third Quarter Ended March 31, 1995 and
              April 1, 1994                                           5

              Consolidated Condensed Statements of Cash Flows -
              Nine Months Ended March 31, 1995 and
              April 1, 1994                                           6

              Notes to Consolidated Condensed Financial
              Statements                                              7 - 8


         Item 2.  Management's Discussion and Analysis                9 - 12


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


         * Filed herewith

                        PART I - FINANCIAL INFORMATION

                         AVNET, INC. AND SUBSIDIARIES
                     CONSOLIDATED CONDENSED BALANCE SHEETS
                            (dollars in thousands)


Item I.  Financial Statements
                                                  March 31,        July 1,
                                                    1995            1994
                                                (unaudited)      (audited)
Assets:
  Current assets:
    Cash and cash equivalents                    $   61,678      $   53,876
Receivables, less allowances of $21,266
      and $21,975, respectively                     701,580         573,569
    Inventories (Note 3)                            694,809         627,022
Other      10,941                                     9,614

      Total current assets                        1,469,008       1,264,081

  Property, plant & equipment, at cost, net         132,837         115,146
  Intangibles and other assets                      445,882         408,460

      Total assets                               $2,047,727      $1,787,687

Liabilities:
  Current liabilities:
    Borrowings due within one year               $      104      $       47
    Accounts payable                                325,730         252,915
    Accrued expenses and other                      141,146         123,135

      Total current liabilities                     466,980         376,097

  Long-term debt, less due within one year          380,337         303,075

Commitments and Contingencies (Note 4)

      Total liabilities                             847,317         679,172

Shareholders' equity (Note 5):
  Common stock $1.00 par, authorized
    60,000,000 shares, issued 41,174,000
    shares and 41,104,000 shares, respectively       41,174          41,104
  Additional paid-in capital                        309,185         307,149
  Retained earnings                                 858,353         780,266
  Cumulative translation adjustments                  1,234     (     9,692)
  Common stock held in treasury at cost,
    410,000 shares and 445,000 shares,
    respectively                                (     9,536)    (    10,312)

      Total shareholders' equity                  1,200,410       1,108,515

      Total liabilities and shareholders'
        equity                                   $2,047,727      $1,787,687



           SEE NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS

                         AVNET, INC. AND SUBSIDIARIES
                  CONSOLIDATED CONDENSED STATEMENTS OF INCOME
                       (thousands except per share data)


                                                     Nine Months Ended

                                                 March 31,         April 1,
                                                   1995              1994
                                                        (unaudited)
Revenues:

  Sales                                         $3,122,328       $2,628,512
  Investment and other income, net                   3,428            2,120

                                                 3,125,756        2,630,632

Costs and expenses:
  Cost of sales                                  2,534,619        2,118,164
  Selling, shipping, general
    and administrative                             385,109          355,234
  Depreciation and amortization                     21,486           19,311
  Restructuring and integration                      --              22,702
  Interest                                          16,490           10,294

                                                 2,957,704        2,525,705
Income before income taxes and cumulative
  effect of a change in accounting
  principle                                        168,052          104,927

Income taxes                                        71,656           45,871

Income before cumulative effect of a
  change in accounting principle                    96,396           59,056

Cumulative effect of a change in the
  method of accounting for income taxes              --              (2,791)

Net income                                      $   96,396       $   56,265

Earnings per share:  (Note 6)
  Income before cumulative effect of a
    change in accounting principle                   $2.29            $1.45

  Cumulative effect of a change in the
    method of accounting for income taxes            --               (0.07)

  Net income                                         $2.29            $1.38

Shares used to compute earnings per
  share (Note 6)                                    43,380           40,846






           SEE NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS

                         AVNET, INC. AND SUBSIDIARIES
                  CONSOLIDATED CONDENSED STATEMENTS OF INCOME
                       (thousands except per share data)


                                                   Third Quarter Ended

                                                  March 31,       April 1,
                                                    1995            1994
                                                        (unaudited)
Revenues:

  Sales                                          $1,129,176      $ 900,048
  Investment and other income, net                    1,117          1,154

                                                  1,130,293        901,202

Costs and expenses:
  Cost of sales                                     921,328        727,649
  Selling, shipping, general
    and administrative                              131,780        119,332
  Depreciation and amortization                       7,711          6,591
  Interest                                            6,107          3,682

                                                  1,066,926        857,254
Income before income taxes                           63,367         43,948

Income taxes                                         26,957         18,604

Net income                                       $   36,410      $  25,344

Earnings per share:  (Note 6)                         $0.86          $0.62

Shares used to compute earnings per
  share (Note 6)                                     43,435         40,909






















           SEE NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS

                         AVNET, INC. AND SUBSIDIARIES
                CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS
                            (dollars in thousands)


                                                     Nine Months Ended

                                                March 31,        April 1,
                                                  1995             1994
                                                        (unaudited)

Cash flows from operating activities:
  Net income                                     $96,396         $ 56,265
  Add non-cash and other reconciling items:
    Depreciation and amortization                 26,212           23,506
    Deferred taxes                              (    534)       (     566)
    Cumulative effect of change in accounting
      for income taxes                              --              2,791
    Other, net (Note 7)                           14,415           11,334
                                                 136,489           93,330

  Receivables                                   (122,635)       (  84,905)
  Inventories                                   ( 58,968)          16,661
  Payables, accruals and other, net               66,769        (  30,064)

    Net cash flows provided from (used for)
      operations                                  21,655        (   4,978)


Cash flows from financing activities:
  Issuance of notes in public offering              --             98,877
  Issuance of bank debt                           77,600           94,500
  Payment of other debt                         (  2,650)       (     173)
  Cash dividends (Note 7)                       ( 12,205)       (  23,607)
  Other, net                                       1,458            2,402

    Net cash flows provided from financing        64,203          171,999

Cash flows from investing activities:
  Purchases of property, plant and equipment    ( 39,796)       (  12,617)
  (Acquisition) disposition of operations,
    net (Note 7)                                ( 38,260)       ( 328,237)
  Other, net                                        --                 28

    Net cash flows used for investing           ( 78,056)       ( 340,826)

Cash and cash equivalents:
      - increase (decrease)                        7,802        ( 173,805)
      - at beginning of year                      53,876          219,827
      - at end of period                         $61,678         $ 46,022

Additional cash flow information (Note 7)





           SEE NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS

                         AVNET, INC. AND SUBSIDIARIES

             NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS



1. In the opinion of the Company, the accompanying unaudited consolidated condensed financial statements contain all adjustments (consisting of normal recurring accruals) necessary to present fairly the financial position as of March 31, 1995; the results of operations for the first nine months and third quarters ended March 31, 1995 and April 1, 1994; and the cash flows for the nine months ended March 31, 1995 and April 1, 1994.


2. The results of operations for the first nine months and third quarter ended March 31, 1995 are not necessarily indicative of the results to be expected for the full year.


3.  Inventories:
    (Thousands)

                                              March 31,          July 1,
                                                1995              1994

    Finished goods                            $579,572          $554,813
    Work in process                              3,706             2,730
    Purchased parts and raw materials          111,531            69,479

                                              $694,809          $627,022


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


5.  Number of shares of common stock reserved
    for conversion of debt, warrants, options and
    other rights:                                              4,851,141


6. Solely for the purpose of calculating earnings per share for the first nine months and third quarter of the period ended March 31, 1995, common shares issuable upon conversion of the 6% Convertible Subordinated Debentures were considered common equivalent shares and the net interest expense applicable to such Debentures was eliminated. The dilutive effect on the first nine months and third quarter earnings per share was approximately $0.07 and $0.03, respectively. In the prior year's comparable periods these adjustments were not made because the impact of including the 6% Debentures would have been anti-dilutive.

                         AVNET, INC. AND SUBSIDIARIES

             NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS



7.  Additional cash flow information:

    Other non-cash and reconciling items primarily include the provision for doubtful accounts.

    Due to the change in the Company's fiscal year and its actual dividend payment dates, the nine month period ended March 31, 1995 contained two less quarterly dividend payments as compared with the prior year's nine month period ended April 1, 1994.

    Cash expended for the acquisition of operations in the first nine months of fiscal 1995 includes primarily the cash paid for the acquisitions of Penstock, Inc., Avnet Cable Technologies (formerly the Flippin, Arkansas assembly operations of LaBarge, Inc.), Lyco, Ltd., CK Electronique and the Company's 70% interest in WKK Semiconductors, Ltd., offset by cash received in connection with the sale of Freeman Products. In the first nine months of fiscal 1994, cash expended for operations includes primarily the cash paid in connection with the acquisitions of Hall-Mark Electronics (See Note No. 8), Avnet Adelsey and Avnet DeMico.

    Interest and income taxes paid in the first nine months were as follows:

    (Thousands)                                        Fiscal
                                                1995            1994

    Interest                                  $15,776          $ 9,100
    Income taxes                              $61,169          $52,637


8. On July 1, 1993, the Company completed the acquisition of all of the stock of Hall-Mark Electronics Corporation, the nation's third largest distributor of electronic components, pursuant to an Agreement and Plan of Merger dated April 20, 1993. Each share of Hall-Mark common stock was exchanged for $20 in cash and 0.45 shares of Avnet common stock, which had a market value of $34.1875 per share on July 1, 1993. The total cost of the acquisition including expenses was approximately $496,559,000, consisting of the cost for the Hall-Mark common stock of $218,409,000 in cash, $166,093,000 in Avnet stock and $2,532,000 in
    Avnet stock options (net of related tax benefits of $1,950,000). and the cost for the refinancing of Hall-Mark bank debt of $109,525,000. The $327,934,000 of funding required to complete the transaction was financed through cash on hand, proceeds from the exercise of Hall-Mark options and warrants, and borrowings under a credit facility with NationsBank of North Carolina, N.A. The transaction was accounted for as a purchase.

Item 2.  Management's Discussion and Analysis


Results of Operations

In the third quarter of fiscal 1995 ended March 31, 1995, consolidated sales were a record $1.129 billion, up 25% as compared with sales of $900.0 million in the prior year's third quarter.
This was due to record third quarter 1995 sales in both the Electronic Marketing Group and the Video Communications Group. Of the 25% increase in third quarter sales, approximately 2% was derived from sales by companies which were acquired during the first nine months of 1995.

Since the beginning of the fiscal year, the Company has completed the acquisitions of six companies. Pen-Stock, Inc., the nation's leading technical specialist distributor of microwave and radio frequency products and related value-added services, was acquired in July 1994. Avnet Cable Technologies, formerly the Flippin, Arkansas cable assembly operation of LaBarge, Inc., was acquired in December 1994. In January 1995, the Company acquired Lyco Limited, an Ireland-based electronic components distributor and provider of programming services and also acquired a 70% interest in WKK Semiconductors, Ltd., a Hong Kong-based electronics distributor with
operations in Hong Kong and the Peoples Republic of China.   CK
Electronique, the largest independent programming company in France, was acquired at the end of March 1995, and in April 1995, the Company acquired the stock of BFI-IBEXSA International, Inc., the leading technical pan-European specialist distributor of RF/microwave components and other specialty components.

Consolidated gross profit margins of 18.4% for the quarter were lower by 0.8% as compared with 19.2% in the third quarter of last year. However, the Company's operating efficiency improved as operating expenses as a percentage of sales fell to 12.3%, down 1.7% as compared with 14.0% in the third quarter of last year. This resulted in an increase in operating income as a percentage of sales to 6.1% in the third quarter of 1995, up 0.9% as compared with 5.2% in the prior year's like quarter.

Investment and other income in the third quarter of 1995 was consistent with that of the comparable period last year; however investment and other income has had no material impact on earnings since the Company liquidated its marketable securities portfolio to partially fund the July 1, 1993 acquisition of Hall-Mark Electronics. Interest expense was substantially higher in the third quarter of 1995 as compared with the third quarter of last year due to the combination of increased interest rates and the increased borrowings needed to finance acquisitions and the growth in business. There was virtually no change in the Company's effective tax rate when comparing the third quarter of 1995 with the comparable period last year.

As a result of the above, net income for the third quarter of 1995 reached a record $36.4 million, up 44% when compared with $25.3 million in the third quarter of last year. Net income as a percentage of sales was up 0.4% to 3.2% as compared with 2.8% last year. Earnings per share for the third quarter of 1995 was also a record, reaching $0.86 per share as compared with $0.62 in last year's third quarter. The current quarter's earnings per share of $0.86 includes an approximate $0.03 reduction due to the dilutive effect of the required inclusion as common stock equivalents of the Company's 6% Convertible Subordinated Debentures due April 15, 2012. In the third quarter of last year, the potential conversion of such debentures was not taken into account in calculating earnings per share due to the anti-dilutive effect.

Consolidated sales in the first nine months of 1995 were a record $3.122 billion, up 19% as compared with $2.629 billion in the first nine months of last year. This increase was due primarily to increased sales in the Company's Electronic Marketing Group and its Video Communications Group. For the first nine months of 1995, sales at these two groups were up 19% and 26%, respectively, compared with the prior year. Consolidated gross profit margins in the first nine months of this year were 18.8% as compared with 19.4% in the prior year, a decline of 0.6%. However, the decrease in operating expenses as a percentage of sales of 1.2% to 13.0% in the current year's first nine months as compared with 14.2% in the first nine months of last year (before restructuring and integration costs described below), more than offset the decrease in the gross profit margin. As a result, operating income as a percentage of sales increased 0.6% to 5.8% in this year's first nine months as compared with 5.2% in the like period last year, before restructuring and integration costs described below.

Investment and other income in the first nine months of 1995 was higher than in the prior year, although, as indicated above, it did not have a material impact on earnings. Interest expense for the first nine months of 1995 increased substantially as compared with the like period last year due to the increase in interest rates and the Company's increased borrowings. There was no significant change in the Company's effective tax rate in the first nine months of 1995 as compared with the first nine months of 1994.

As a result of the above, net income for the first nine months of 1995 was a record $96.4 million, up 32% as compared with $73.1 million in the first nine months of last year (before special charges recorded in the first quarter of last year). Net income as a percentage of sales was 3.1% as compared with 2.8% last year (before special charges recorded in the first quarter of last year). Earnings per share for the first nine months of 1995 was a record $2.29, up 28% when compared with $1.79 in the first nine months last year (before special charges). The first nine month's of 1995 earnings per share of $2.29 included an approximately $0.07 reduction due to the dilutive effect of the required inclusion as common stock equivalents of the Company's 6% Convertible Debentures which, as noted above, was not taken into account in the first nine months of last year due to the anti-dilutive effect.

The results for the first nine months of 1994 included the impact of special charges recorded during last year's first quarter. During the first quarter of 1994, the Company recorded special charges which negatively impacted net income by $16.8 million or $0.41 per share. After such charges, net income for the first nine months of 1994 was $56.3 million or $1.38 per share. The special charges included $22.7 million ($13.5 million after tax) of restructuring and integration costs associated with the July 1, 1993 acquisition of Hall-Mark Electronics and the restructuring of the Electrical and Industrial Group. These costs included accruals for severance, anticipated real and personal property lease terminations, relocation of employees, inventory adjustments related to anticipated supplier terminations and other items. Other non-recurring charges in the first quarter of 1994 were the $0.5 million impact of the retroactive increase in federal income tax rates as it related to fiscal 1993 income and the $2.8 million cumulative effect of the change in the method of accounting for income taxes as a result of the Company's adopting Statement of Financial Accounting Standards (SFAS) No. 109, "Accounting for Income Taxes".

Sales in the aggregate and on a per day basis during April 1995, the first month of the fourth quarter, were both higher than in the comparable period last year and in January 1995, the first month of the immediately preceding quarter.

The Electronic Marketing Group's sales in the third quarter and first nine months of 1995 were $1.011 billion and $2.789 billion, respectively, accounting for 90% of consolidated sales. This represented a 24% and 19% increase, respectively, over the prior year's third quarter sales of $815.4 million and first nine months sales of $2.339 billion. Of the $195.6 million increase in third quarter sales and the $450.0 million increase in the first nine months sales, approximately $23.7 million and $53.6 million, respectively, were attributable to companies which were acquired in fiscal 1995. The balance of the increases in both periods was due to strong sales performances by each of the other units in the Group. Gross profit margins in both the third quarter and first nine months of this year were lower than in the prior year periods, but lower operating expenses as a percentage of sales more than offset the decrease in gross profit margins. Net income increased 44% in the third quarter and 29% in the first nine months of 1995 as compared with the like periods last year (before the special charges noted above).

The Video Communications Group's third quarter sales of $71.5 million, which represented 6% of consolidated sales, were up 86% as compared with the prior year's quarter, while first nine months sales of $194.6 million were up 26% over the prior year. Net income was up 180% and 118%, respectively, for the third quarter and first nine months of 1995 as compared with the prior year's comparable periods primarily due to Channel Master's increased sales of DBS (Direct Broadcast Satellite) TV equipment.

The Electrical and Industrial Group, with 4% of consolidated sales, posted slightly higher sales for the third quarter and first nine months of 1995 as compared with last year's like periods. The Group's net income from continuing operations for the third quarter and first nine months of 1995 were not significant to the Company's consolidated results and were about the same as compared with the comparable prior year periods. During the third quarter of 1995, the Company disposed of its Freeman Products operation without any material impact on net income.

Liquidity and Capital Resources

During the first nine months of 1995, cash generated from income before depreciation and other non-cash items amounted to $136.5 million. During that period, $114.8 million was used for working capital needs, resulting in $21.7 million of net cash flows from operations. Of that $21.7 million, $50.6 million, net, was needed for other normal business operations including purchases of property, plant and equipment ($39.8 million) and dividends ($12.2 million), offset by cash generated from other immaterial items ($1.4 million). This resulted in $28.9 million being used for normal business operations. The Company also used $40.9 million, net, for acquisitions, primarily Penstock (including the payoff of $2.6 million of Penstock's outstanding debt), Avnet Cable Technologies, Lyco, Ltd., CK Electronique and the Company's 70% interest in WKK Semiconductors, Ltd., less the cash received in connection with the sale of Freeman Products. This overall use of cash of $69.8 million was financed by a $77.6 million increase in bank debt offset by a $7.8 million increase in cash.

The Company's quick assets at March 31, 1995 totaled $763.3 million compared with $627.4 million at July 1, 1994, and exceeded the Company's current liabilities by $296.3 million compared with a $251.3 million excess at July 1, 1994. Working capital at March 31, 1995 was $1.002 billion compared with $888.0 million at July 1, 1994. At the end of the third quarter, to support each dollar of current liabilities, the Company had $1.64 of quick assets and $1.51 of other current assets for a total of $3.15 compared with $3.36 at July 1, 1994.

During the first nine months of 1995, shareholders' equity increased by $91.9 million while long-term debt increased by $77.3 million.
At March 31, 1995 the Company's long-term debt amounted to $380.3 million or 24.1% of capital compared with 21.5% at July 1, 1994.
The Company's favorable balance sheet ratios would facilitate additional financing if, in the opinion of management, such financing would enhance the future operations of the Company.

At March 31, 1995, the Company did not have any material commitments for capital expenditures. The Company and the former owners of a Company-owned site in Oxford, North Carolina have entered into a Consent Decree and Court Order with the Environmental Protection Agency (EPA) for the environmental clean-up of the site, the cost of which, according to the EPA's remedial investigation and feasibility study, is estimated to be approximately $6.3 million, exclusive of the $1.5 million in EPA past costs paid by the potentially responsible parties (PRP's). Pursuant to a Consent Decree and Court Order entered into between the Company and the former owners, the former owners have agreed to bear at least 70% of the clean-up costs of the site, and the Company will be responsible for not more than 30% of those costs. The Company is also a PRP in an environmental clean-up at a site in North Smithfield, Rhode Island and has had a claim made against it by a third party with respect to a clean-up site in Hempstead, New York. In addition, the Company has received notice from a third party of its intention to seek indemnification for costs it may incur in connection with an environmental clean-up at a site in Rush, Pennsylvania resulting from the alleged disposal of wire insulation material at the site by a former unit of the Company. Based upon the information known to date, the Company believes that it has appropriately accrued in the financial statements for its share of the costs of the clean-up at these sites. The Company is also a PRP with respect to an environmental clean-up site in Huguenot, New York. At this time, the Company cannot estimate the amount of its potential liability, if any, for clean-up costs in connection with this site, but does not anticipate that these matters or any other contingent matters will have a material adverse impact on the Company's financial condition, liquidity or results of operations.

The Company is not now aware of any commitments, contingencies or events within its control which may significantly change its ability to generate sufficient cash from internal or external sources to meet its needs.