Form 10-K
period 1995-06-30
AVNET INC
filed 1995-09-27
CIK 8858

SECURITIES AND EXCHANGE COMMISSION
                         Washington, D.C.  20549

                                   FORM 10-K

[X] Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 (Fee required)

For the fiscal year ended June 30, 1995  or

[ ] Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 (No fee required)

For the transition period from              to
Commission file number  1-4224

                              AVNET, INC.
          Exact name of registrant as specified in its charter.


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

      Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein and will not be contained, to the best of the registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

The aggregate market value (approximate) at September 21, 1995  of the registrant's voting stock held by non-affiliates........$2,313,155,689.


The number of shares of the registrant's Common Stock (net of treasury shares)
outstanding at September 21, 1995....43,287,124 shares.




                      DOCUMENTS INCORPORATED BY REFERENCE
               ___________________________________

Certain portions of the Registrant's definitive proxy statement (to be filed pursuant to Reg. 14A) relating to the Annual Meeting of Shareholders anticipated to be held November 15, 1995 are incorporated herein by reference in Part III of this Report.

                                   PART I

ITEM 1.  Business

      Avnet, Inc., incorporated in New York in 1955, together with its subsidiaries (the "Company" or "Avnet"), is a leading distributor of electronic components and computer products sold principally to industrial customers. Electronic component distributors are a vital link in the chain that connects suppliers of semiconductors, interconnect products, passives and electromechanical devices and computer products to original equipment manufacturers (OEMs) who design and build the complete spectrum of electronic equipment that utilizes the components. Avnet's primary customers are OEMs, including military contractors and the military. Components are shipped either as received from its suppliers or with assembly or other value added. Avnet adds value to the components which it sells by customizing them prior to shipment to meet individual customer specifications. Avnet also produces or distributes other electronic, electrical and video communications products.

      On July 1, 1993 Avnet acquired Hall-Mark Electronics Corporation ("Hall-Mark") which, together with its subsidiary Allied Electronics, Inc., was the third largest electronic components distributor in North America. The acquisition added about 25,000 customers and additional distribution franchises to Avnet's Electronic Marketing Group.

      The industry segments in which Avnet operates are as follows:

      1. The Company operates primarily through its Electronic Marketing Group. The Electronic Marketing Group is engaged in the marketing, assembly, and/or processing of electronic and electromechanical components and computer products, principally for industrial as well as for commercial and military use. It also offers an array of value-added services to its customers, such as inventory replenishment systems, kitting, connector and cable assembly and semiconductor programming.

      2. The Video Communications Group, consisting of the Company's Channel Master division, is engaged in the manufacture, assembly and/or marketing of TV signal processing equipment. Channel Master is a leading manufacturer of DBS (Direct Broadcast Satellite) TV receiving antennas, conventional TV roof antennas and commercial satellite antenna systems (CATS).

      3. The Electrical and Industrial Group is engaged in the distribution of electrical motors and motor parts, electronic production line supplies, industrial supplies, maintenance and repair parts and measuring and control devices.

      The sales, operating income and identifiable assets of the Company's Electronic Marketing Group (its primary industry segment) and its domestic and foreign operations, prepared in accordance with Statement of Financial Accounting
Standards No. 14, are shown in Note 14 to the Company's Consolidated Financial Statements which appear in Item 14 of this Report.
The following tables set
forth, for each of Avnet's three fiscal years ended June 30, 1995, July 1, 1994, and June 30, 1993, the approximate amount of sales and net income of Avnet which is attributable to each industry segment (after allocation of Corporate results) shown above:


                                     SALES
                           (in millions of dollars)

                                                      Years Ended

                                         June 30,       July 1,       June 30,
                                           1995          1994           1993

Electronic Marketing                     $3,873.0      $3,161.5       $1,917.3
Video Communications                        246.0         199.4          134.0
Electrical and Industrial                   181.0         186.8          186.7

                                         $4,300.0      $3,547.7       $2,238.0


                                  NET INCOME
                           (in millions of dollars)

                                                      Years Ended

                                         June 30,      *July 1,       June 30,
                                           1995          1994           1993

Electronic Marketing                      $130.6           94.6          $67.0
Video Communications                        10.1            6.1            1.8
Electrical and Industrial                    (.4)           1.4             .3

                                          $140.3         $102.1          $69.1


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

      In 1994, Avnet recorded a special charge of $22.7 million ($13.5 million after-tax) primarily for restructuring and integration costs associated with the acquisition of Hall-Mark. As is typical in an acquisition of this type, there were many duplicate costs at the acquisition date related to excess personnel performing essentially the same functions, multiple sales offices in close proximity to one another, excess warehouse and administrative office capacity, excess furniture, fixtures, machinery and equipment, redundant computer hardware and software and other items. In addition, many Avnet and Hall-Mark vendors supplied substantially the same products, resulting in additional costs of inventorying redundant parts. Consequently, the Company terminated a number of supplier relationships even though this caused the value of some inventory to be non-realizable in the ordinary course of business. In eliminating some of these duplicate costs, and in order to most effectively adopt and assimilate the two companies' best operating and administrative practices, a number of employee terminations and relocations were also required. Accordingly, the special charge recorded by the Company in 1994 included accruals for severance, real and personal property lease terminations, relocation of employees, inventory adjustments related to supplier terminations and other items.

Electronic Marketing Group

      The Electronic Marketing Group continues to be the dominant group and principal industry segment in Avnet, accounting for 90% of Avnet's sales and 93% of its earnings in 1995.

      Hamilton Hallmark, Avnet's Computer Marketing Group and Time Electronics are the largest operations in the Group, accounting for approximately 76% of the Group's 1995 sales. The remaining 24% of sales was accounted for by Allied Electronics, Penstock, Avnet Cable Technologies and by Avnet EMG International consisting of Avnet EMG UK, Avnet EMG France, Avnet Nortec, Avnet E2000, Avnet Italy, Avnet Lyco, BFI-IBEXSA and Avnet WKK Components.

      As of June 30, 1995, the Group had about 247 locations in the United States, Canada, Europe and the Far East, many of which contain sales, warehousing and administrative functions for multiple business units. In addition, the Group has a small number of stores in customers' facilities.

      Hamilton Hallmark is a distributor of semiconductors, computer products, connectors, passives and electromechanical products for industrial, commercial and military use. It is franchised by the top five United States semiconductor manufacturers: Advanced Micro Devices, Intel, Motorola, National Semiconductor and Texas Instruments. Hamilton Hallmark's customers are principally computer, telecommunications and aerospace OEMs. Hamilton Hallmark's sales for 1995 totaled
$2.030 billion, accounting for approximately 52% of Electronic Marketing Group sales. The following are its principal suppliers:

      1. Semiconductors: Advanced Micro Devices, Analog Devices, Harris, Hewlett-Packard, Integrated Device Technology, Intel, LSI Logic, Motorola, Micron Semiconductor, National Semiconductor, Philips/Signetics, Texas Instruments and Xilinx.

      2. Computer Products: Adaptec, Connor Peripherals, Hewlett-Packard, IBM, Intel, Maxtor, Seagate and SyQuest.

      3.    Connectors:  AMP, Augat, Bendix, Dale/Vishay, Matrix, Molex, and
            3M.

     4. Passives and Electromechanical Devices: Bourns, Dale/Vishay, Globe, AVX/Kyocera, Philips and Vishay/Sprague.

      Avnet's Computer Marketing Group is an international distributor of computer products to value-added resellers and end users. As a result of the acquisition of Hall-Mark Electronics, two independent business units, Avnet Computer and Hall-Mark Computer Products, now operate together as Avnet's Computer Marketing Group. Avnet Computer sells computer systems and products primarily to end users. Hall-Mark Computer Products concentrates on sales of peripherals and components to the reseller channel. The Computer Marketing Group's sales for 1995 totaled $630 million, accounting for approximately 16% of Electronic Marketing Group sales. The following are the Computer Marketing Group's principal suppliers:

             Apple, AT&T, Data General, Diamond Flower, Digital Equipment, Exabyte, Hewlett-Packard, IBM, Intel, Maxtor, Micropolis, Motorola UDS, Multitech, Okidata, Seagate Technology, Standard Microsystems, Tecmar, Texas Instruments, UNISYS and Wyse Technology.

      Time Electronics is the world's leading distributor of interconnect products including value-added connectors, electro- mechanical and passive components and cable assembly services. Time also distributes semiconductors. Time's customers are principally industrial and military/aerospace OEMs. Time's sales for 1995 totaled $304 million, accounting for approximately 8% of Electronic Marketing Group sales in 1995. The following are Time's principal suppliers:

      1. Connectors: AMP, Augat, ELCO, G&H Technology, ITT Cannon, Kings, Matrix Science, Molex, Pyle-National, Robinson Nugent, 3M and T&B Ansley.

      2. Passives and Electromechanical Devices: AVX/Kyocera, Bourns, Cherry, Comair Rotron, Communications Instruments, CTS, Cutler-Hammer, Globe, Grayhill, Leach, Murata-Erie, NDK America, Nichicon, Philips, Teledyne, Valor and Vishay.

      3. Semiconductors: Mosel-Vitelic, Motorola, National Semiconductor, Powerex and WSI.

      Allied Electronics, Inc. is a broad line industrial distributor of active and passive electronic components, test equipment and electronic equipment which it sells by means of its catalog and telesales operations. Allied's principal customers are maintenance and repair organizations (MRO) as well as research and development and engineering departments of OEMs. Allied's 1995 sales represented approximately 3% of Electronic Marketing Group sales.

      In July 1994, the Company acquired Pen-Stock, Inc.(Penstock), the leading technical specialist distributor of microwave and radio frequency products and value-added services in the United States. In May
1995, the Company acquired
Sertek, Inc., a leading technical specialist
distributor of microwave and radio frequency products in the southwest United States. Sertek was combined with Penstock after its acquisition. Penstock's 1995 sales represented approximately 2% of Electronic Marketing Group Sales.

      Penstock's principal product lines and principal suppliers are:

      1.    Semiconductors: Comlinear, FDK, Hewlett-Packard, H/P
            /Avantek, M/A-COM, Motorola, Raltron, Sawtek and SGS-
Thomson.

      2. Computers: APG Cash Drawer, Cherry, Cognitive Solutions, DH Print, Hewlett-Packard, Metrologic, Percon, Star Micronics and Welch Allyn.

      3.    Connectors: Amphenol, Anitsu/Wiltron, E.F. Johnson and M/A-COM.

      4. Passives and Electromechanical Devices: FDK, Johanson, M/A-COM, Precision Tube, RF Prime, Toko and Tusonix.

      In December 1994, the Company completed its acquisition of the Flippin, Arkansas cable assembly operation of LaBarge Inc. This operation, now known as Avnet Cable Technologies, provides cable assemblies to major computer and medical equipment manufacturers as well as to other users of complex cable assemblies.

      The Electronic Marketing Group's international activities outside of North America are conducted by Avnet EMG International, with operations in Europe and the Asia/Pacific region. Avnet EMG International's sales for 1995 accounted for approximately 19% of Electronic Marketing Group sales. Avnet created its international operations through a series of acquisitions beginning in June 1991 with Avnet Access (formerly known as The Access Group), a United Kingdom electronics distributor based in Letchworth, England. In April 1992, the Company acquired Avnet Composants (formerly known as FHTec Composants), a French electronics distributor based in Chatillon, France. In July 1992, the Company acquired Avnet Nortec (formerly known as The Nortec Group), the leading Scandinavian electronics distributor with operations in Sweden, Norway, Denmark, Finland and Estonia. In January 1993, the Company acquired Avnet E2000 (formerly known as Electronic 2000 AG), a leading German electronics distributor with operations in Germany, Austria and Switzerland. In September 1993, the Company acquired Avnet Adelsy (formerly known as The Adelsy division of General Music S.p.A.), an Italian electronics distributor based in Milan, Italy and in March 1994, the Company acquired Avnet DeMico (formerly known as DeMico S.p.A.), another Italian electronics distributor based in Milan, Italy. In addition to the acquisitions described above, the Company has created Avnet Time operations in certain locations, which specialize in interconnect products including value-added connectors, electromechanical and passive components and cable assembly services. There are currently Avnet Time locations in the U.K., France and Germany.

Since July 1, 1994, the Company has added five new operations to Avnet EMG International - three in Europe and two in the Asia/Pacific region. In January 1995, the Company acquired Lyco Limited, an Ireland-based electronic components distributor and provider of programming services, and also acquired a 70% interest in WKK Semiconductors, Ltd. (now known as Avnet WKK Components), a Hong Kong-based electronic components distributor with operations in Hong Kong and the
People's Republic of China. In April 1995, the Company acquired CK Electronique, the largest independent programming company in France, which provides various services including component programming, testing and taping. In April 1995, the
Company completed the acquisition of BFI-IBEXSA International, Inc., the leading pan-European technical specialist distributor of microwave and radio frequency components, magnetic sensors, connecting devices and other specialty components.


      Subsequent to the end of the fiscal year, in July 1995, the Company completed the acquisition of VSI Electronics consisting of VSI Electronics (Australia) PTY Ltd., an Australian electronic components distributor, and VSI Electronics (NZ) Ltd., a New Zealand based electronic components distributor.

      Avnet Access concentrates on the sale of semiconductors, and its principal suppliers are as follows:

            Advanced Micro Devices, Analog Devices, Harris, Hewlett-Packard, Integrated Device Technology, Intel, Motorola, National Semiconductor, Philips, SGS Thomson, Texas Instruments, Toshiba and Xilinx.

      In September 1992, Avnet Time commenced operations in the United Kingdom as a distributor of connectors and passives and electromechanical devices with the following principal suppliers:

      1. Connectors: AMP, Amphenol, Augat, ITT Cannon, Molex, Thomas & Betts and 3M.

      2. Passives and Electromechanical Devices: AVX/Kyocera, Bourns, Murata, Philips, and Vishay.

      The following are the principal product lines and principal suppliers of Avnet EMG France, including Avnet Composants, Avnet Time and CK Electronique:

      1. Semiconductors: Advanced Micro Devices, Analog Devices, Dallas, Harris, Hewlett-Packard, Integrated Device Technology, Intel, Lattice, Motorola, National Semiconductor, Philips, Texas Instruments, Toshiba, SGS Thomson and Xilinx.

      2. Connectors: AMP, Amphenol, Augat, Berg, ITT Cannon, Molex, Panduit, Spectrum Control and 3M.

      3. Passives and Electromechanical Devices: AVX/Kyocera, Bourns, Grayhill, Hewlett-Packard, IEE, Kinseki, Murata, Optek, Optrex, Philips, Quality Technology, Redpoint and Toshiba.

The following are the principal product lines and principal suppliers of
            Avnet Nortec:

      1. Semiconductors: Advanced Micro Devices, Harris, Hewlett-Packard, Integrated Device Technology, Intel, Motorola, National Semiconductor, Texas Instruments and Quality Technology.

      2.    Connectors: Augat, Molex and Thomas & Betts.

      3.    Computer Products:  Intel and Motorola.

      4. Passives and Electromechanical Devices: Bourns, Grayhill, MMCC, Optrex and Schaffner.

      The following are the principal product lines and principal suppliers of Avnet E2000 and its Avnet Time unit:

      1. Semiconductors: Advanced Micro Devices, Hewlett-Packard, Integrated Device Technology, Intel, Lattice, Motorola, National
            Semiconductor, Philips, Siemens, Texas Instruments, Toshiba, Xicor, and Xilinx.

      2.    Connectors: AMP, Augat, ITT Cannon and Molex.

      3. Passives and Electromechanical Devices: AVX/Kyocera, Bourns, Murata and Philips.

      The following are the principal product lines and principal suppliers of Avnet Italy including Avnet Adelsy and Avnet DeMico:

      1. Semiconductors: Advanced Micro Devices, Analog Devices, Hewlett-Packard, Integrated Device Technology, Intel, Lattice, Mitsubishi, Motorola, National Semiconductor, Philips, Texas Instruments, Toshiba and Xicor.

      2.    Connectors: Augat, ELCO, ITT Cannon, Molex, Robinson Nugent and 3M.

      3.    Computer Products:  Analog Devices, Digital, Standard Microsystems.

      4. Passives and Electromechanical Devices: AVX/Kyocera, Kemet, Philips, Rubycon and Schurter.

      The following are the principal product lines and principal suppliers of Avnet Lyco (formerly known as Lyco Limited):

      1. Semiconductors: Advanced Micro Devices, Hewlett-Packard, Intel, Motorola, National Semiconductor and Texas Instruments.

      2.    Connectors: AMP, Augat, Molex and 3M.

      3. Passives and Electromechanical Devices: AVX/Kyocera, Bourns, Murata, and Philips.
Avnet WKK Components' (formerly known as WKK
            Semiconductor, Ltd.)
            principal product lines and principal suppliers are:

      1. Semiconductors: Advanced Micro Devices, Chips & Technologies, Daewoo, Motorola, Motorola-China and National Semiconductor.

      2.    Connectors: HIROSE

      BFI-IBEXSA's principal product lines and principal suppliers are:

      1. Semiconductors: Hewlett-Packard, M/A-COM, NTT Electronics and Standard Telecom.

      2.    Connectors: HIROSE, M/A-COM and Phoenix.

      3. Passives and Electromechanical Devices: Brush Wellman, Fenwall, Lucas Weinshel, M/A-COM, Magnetics, Micrometals, Sawtek and Shibaura.

      Avnet VSI's principal product lines and principal suppliers are:

      1. Semiconductors: Allegro, Advanced Micro Devices, CML, Harris, Hewlett-Packard, Hyundai, Motorola, NEC, Seiko, Sipex and Texas Instruments.

      2.    Connectors:  HIROSE, M/A-COM and Phoenix.

      3. Passives and Electromechanical Devices: AVX/Kyocera, Bourns, NEC, Nichicon, Panasonic, Samhwa, Sanyo Denki, Schrack, Swann, Teledyne and UCC.

      Most of the Electronic Marketing Group's product lines are covered by nonexclusive distributor agreements with suppliers, cancelable upon 30 to 180 days notice. Most of these agreements provide for the periodic return to the supplier of obsolete inventory and the return of all standard inventory upon termination of the contract.

      The Electronic Marketing Group accounted for 90%, 89% and 86% of Avnet's consolidated sales in 1995, 1994 and 1993, respectively. The Electronic Marketing Group's sales by major product class for the last three years is as follows:

                                                   Years Ended
                                     June 30,        July 1,         June 30,
  ($ in Millions)                      1995           1994             1993

  Semiconductors                    $2,417.2        $2,017.8         $1,103.2
  Computer products                    733.0           561.6            355.4
  Connectors                           372.3           317.9            249.6
  Passives and electro-
    mechanical devices                 350.5           264.2            209.1
$3,873.0                            $3,161.5        $1,917.3
      All the items sold by the Group are in highly competitive fields. With regard to many of its product lines, the Group may be in competition not only with other distributors but also with its own sources of supply. Central to the business of Avnet and the distribution industry as a whole is the carrying of a significant amount of inventory to meet rapid delivery requirements of customers.
Avnet enhances its competitive situation by offering a variety of value-added services which entails the performance of services and/or processes tailored to individual customer specifications and business needs such as point of use replenishment, testing, assembly and material management.

Video Communications Group

      The Video Communications Group, which consists of the Channel Master companies located in the U.S. and the United Kingdom, principally designs, develops and manufactures TV signal processing equipment. Its sales in 1995 were $246.0 million or approximately 6% of Avnet's consolidated revenues.

      Channel Master is primarily a manufacturer/distributor of TV antennas, TV rotators and home satellite TV signal receiving and descrambling systems. Its products are used by home TV viewers and the SMATV (Satellite Master Antenna TV) and CATV (Community Antenna TV -- also known as cable TV) industries. Channel Master produces antennas for DBS (Direct Broadcast Satellite) projects worldwide. Channel Master has two principal manufacturing facilities, one each in the U.S.and England.

      Over the 1990 through 1993 fiscal-year periods, Avnet closed down its audio equipment and satellite receiver manufacturing businesses in the Far East. However, Channel Master continues to manufacture certain proprietary TV signal amplifying and electronic equipment in Taiwan.

      The required materials used in manufacturing Channel Master's products are purchased from many suppliers (except for TV rotators, which are purchased from a single supply source). Channel Master has no long-term supply contracts.

      All the items sold by Channel Master are in highly competitive fields.

Electrical and Industrial Group

      Avnet's Electrical and Industrial Group operates primarily in the electrical and electronic industrial equipment distribution industry and in the industrial maintenance and repair fields. The Group currently consists of three units, Brownell Electro, Avnet Industrial and Avnet Supply which together with their various divisions operate under the Brownell Electro, Inc. subsidiary of Avnet (hereinafter referred to as Brownell, Avnet Industrial and Avnet Supply, respectively). The Group's 1995 sales of $181.0 million represented 4% of Avnet's total sales.

     In July 1995, the Company entered into a contract to sell its Brownell business and expects to complete the divestiture in the first quarter of 1996. Brownell distributes electric motors, electrical insulation and magnet wire and supplies parts, such as bearings, switches and electrical tapes for the rebuilding and replacement of industrial air conditioning, refrigeration, heating, ventilation and appliance motors through a network of 28 facilities throughout the U.S. Its electric motors are sold principally under its Leland-Faraday trademark. In addition, electric motors and motor parts made by the major electric motor and control manufacturers are stocked, delivered and serviced from Brownell's distribution and service centers.

      Avnet Industrial supplies the industrial, commercial, institutional, agricultural, governmental, mining and utility markets with a broad line of industrial maintenance and factory supplies, many under its Mechanics Choice trademark. It also distributes limit switches, interval timers, photoelectronics, industrial display and control instruments, oscilloscopes and analog and digital meters and it maintains laboratories and service stations for their repair and recalibration.

      Avnet Supply, a startup business launched in August 1995, provides electronic production line supplies to the OEM/Electronics Production Line markets. Production line consumable and accessories available through Avnet Supply include adhesives and sealants, silicones, solders and chemicals, static control, tapes, tools and equipment and tubing and sleeving.

      In March 1995, the Company sold its Freeman Products operating unit. Freeman Products, a trophy manufacturing business, had five sales facilities across the United States.

      The products which are distributed by this Group compete with the products of other companies which sell parts to the industrial and repair markets and with the product lines of many local and national distributors and jobbers.

Number of Employees

      At June 30, 1995, Avnet had approximately 9,000 employees.

ITEM 2.     Properties

      As of June 30, 1995, Avnet owned or leased approximately 4,280,000 square feet of space for its principal office, warehouse, distribution, assembly, manufacturing, engineering and research facilities. Approximately 60% of the space was used by the Electronic Marketing Group. The Video Communications Group used approximately 25% of the space, the Electrical and Industrial
Group used approximately 14% of the space and the Corporate office used approximately 1% of the space. Avnet also owned or leased approximately 227,083 square feet of space which was subleased to others. Of the total space owned or leased, approximately 87% was located in the United States.

ITEM 3.Legal Proceedings

      In the opinion of management, based on all known facts, there are no legal proceedings which the Company is required to report. However, as previously reported, the Company is a potentially responsible party ("PRP") or has received claims for indemnity in several environmental cleanups under the Comprehensive Environmental Response, Compensation and Liability Act ("CERCLA"). In particular, Avnet is one of approximately 14 PRPs subject to an administrative order issued by the Environmental Protection Agency ("EPA") pursuant to section 106 of CERCLA in connection with the cleanup of a National Priorities List site in North Smithfield, Rhode Island. Avnet's connection with the Rhode Island site arises from the alleged disposal of hazardous material at the site by its former Miller Electric and Carol Cable Company divisions which were sold in 1981. Also, real estate owned by the Video Communications Group in Oxford, North Carolina is listed on the EPA's National Priorities List, and the Company and the prior ownerof the site have entered into a Consent Decree with the EPA pursuant to which the parties have agreed to clean up the site. Additional information about this site and other sites is set forth on pages
24 and 25 of this Report.

ITEM 4.     Submission of Matters to a Vote of Security Holders

      None to be reported.

ITEM 4A. Executive Officers of the Company

      The current executive officers of the Company are:


Name                    Age    Office

Leon Machiz              71   Chairman of the Board, Chief Executive Officer and
Director
Roy Vallee               43   President, Chief Operating Officer, Vice Chairman
                              of the Board and Director
Sylvester D. Herlihy     68   Senior Vice President, Secretary and Director
David R. Birk            48   Senior Vice President and General Counsel
Anthony T. DeLuca        45   Senior Vice President and Chief Information
                              Officer
Burton Katz              53   Senior Vice President
Raymond Sadowski         41   Senior Vice President, Chief Financial Officer
                              and Assistant Secretary
Joseph W. Semmer         58   Senior Vice President
Keith Williams           47   Senior Vice President and Director
John A. Carfora          49   Vice President
Steven C. Church         46   Vice President
John T. Clark            41   Vice President
Patrick Jewett           50   Vice President
Donald E. Sweet          58   Vice President
Morton M. Vogel          65   Vice President
Richard Ward             55   Vice President
John F. Cole             53   Controller
Stephanie A. Wagoner     36   Treasurer
Bruce Evashevski         52   Electronic Marketing Group Senior Vice President
of Finance

      Mr. Machiz has been Chairman of the Board and Chief Executive Officer since December 1988.

      Mr. Vallee has been Vice Chairman of the Board since November 1992, President and Chief Operating Officer since March 1992, and a member of Avnet's Board of Directors since November 1991. Prior thereto, he was a senior executive of Avnet's Electronic Marketing Group.

      For more than five years, (1) Mr. Herlihy has been principally engaged as an executive of the business operations presently conducted by Avnet's Video Communications Group, (2) Messrs. Church, Clark, Jewett, Katz, Sweet and Ward have been principally engaged as executives of certain of the business operations presently conducted by Avnet's Electronic Marketing Group and
(3) Mr. Vogel has been Vice President, Risk Management.

For the past five years, Mr. DeLuca has been Vice President and, since November 1990, Senior Vice President and Chief Information Officer.

      For more than five years, Mr. Birk has been Vice President and General Counsel, and since November 1992, Senior Vice President.

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

      Mr. Williams was the Managing Director of The Access Group, Ltd. for more than five years before Avnet acquired this U.K. corporation in June 1991. He became President of Avnet EMG Europe and Vice President of Avnet in November 1992, Director of Avnet's International Operations in October 1993, Senior Vice President of Avnet in November 1993, and a member of Avnet's Board of Directors in November 1994.

      Before becoming Avnet's Treasurer in February 1993, Ms. Wagoner served as the Assistant Treasurer.

      Before joining Avnet's Electronic Marketing Group on July 1, 1993,(1) Mr. Semmer, was President, Director and Chief Executive Officer of Hall-Mark Electronics Corp. and (2) Mr. Evashevski was Vice President, Treasurer and Chief Financial Officer and a Director of Hall-Mark Electronics Corp. Mr. Semmer became a Vice President of Avnet on September 22, 1993 and a Senior Vice President of Avnet in March 1994.

      Officers of the Company are generally elected each year at the meeting of the Board of Directors following the annual meeting of shareholders and hold office until the next such annual meeting or until their earlier death, resignation or removal.

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

     The Company's common stock is listed on the New York Stock Exchange and the Pacific Stock Exchange. Quarterly market prices (as reported in the consolidated reporting system for issues listed on the New York Stock Exchange) for the last two fiscal years were:


 Fiscal                     1995                          1994
Quarters                High        Low               High        Low

  1st                   38 3/8     31 1/2             42 1/4      31 1/4

  2nd                   39         33 3/4             41 5/8      34 1/2

  3rd                   42 3/4     35 3/4             45          36 3/4

  4th                   49 3/4     39 7/8             40          30 3/4


Record Holders.

      As of September 21, 1995, there were approximately 5,893 record holders of Avnet's common stock.

Dividends declared per share.

      The declared cash dividend on the common stock was 15 cents per share during each quarter in fiscal 1995 and 1994.

ITEM 6.  Selected Financial Data*

(In $ millions except for per share and ratio data)
                                             Years Ended
                        June 30,       July 1,     June 30,    June 30,     June 30,
                          1995          1994         1993        1992         1991
Income:
  Sales                 $4,300.0     $3,547.7      $2,238.0    $1,759.0     $1,740.8
  Gross profit             816.4        696.1         486.8       408.3        422.5
  Operating income         261.5        164.8(a)      102.8        69.6         86.7
  Income taxes             103.1         66.7          45.1        32.9         38.4
  Earnings                 140.3         85.3(a)       69.1        50.5         61.6

Financial Position:
  Working capital        1,057.1        888.0         803.1       848.9        858.9
  Total assets           2,125.6      1,787.7       1,247.3     1,242.7      1,181.5
  Total debt               419.5        303.1         106.7       175.7        202.4
  Shareholders'
    equity               1,239.4      1,108.5         868.2       837.2        801.4

Per Share:
  Earnings                  3.32         2.09(a)       1.91        1.42         1.72
  Dividends                  .60          .60           .60         .60          .60
  Book value               30.38        27.26         24.35       23.56        22.60

Ratios:
  Operating income
    margin on sales         6.1%         4.6%(a)       4.6%        4.0%         5.0%
  Profit margin on
    sales                   3.3%         2.4%(a)       3.1%        2.9%         3.5%
  Return on equity         12.0%         8.0%(a)       8.1%        6.2%         7.9%
  Return on capital        10.1%         7.0%(a)       7.6%        5.8%         7.1%
  Quick     1.6:1          1.7:1        2.1:1         2.7:1       3.3:1
  Working capital          3.3:1        3.4:1         3.9:1       4.7:1        5.8:1
  Total debt to
    capital                25.3%        21.5%         10.9%       17.3%        20.2%


(a After special charges of $16.8 ($.41 per share) for (i) restructuring and integration charges ($13.5 or $.33 per share), (ii) the retroactive impact of the change in U.S. tax rates ($0.5 or $.01 per share) and
   (iii) the cumulative effect
   of a change in the method of accounting for income taxes
   ($2.8 or $.07 per share).


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

      On July 1, 1993, Avnet completed its acquisition of all of the stock of Hall-Mark Electronics Corporation, including its wholly-owned subsidiary Allied Electronics, Inc. (together referred to as "Hall-Mark"), pursuant to an Agreement and Plan of Merger dated April 20, 1993. Prior to the acquisition, Hall-Mark was the nation's third largest distributor of electronic components. Except where noted, Hall-Mark is not included in the discussion and analysis relating to fiscal year 1993.

      Since July 1, 1994, the Company has completed eight acquisitions for the Electronic Marketing Group--three each in the United States and Europe and two in the Asia/Pacific region. These acquisitions, seven of which were completed during 1995 and one of which was completed subsequent to June 30, 1995, are discussed earlier in this report and in Note 2 of the Notes to Consolidated Financial Statements.

Results of Operations

      Results of operations during the last three years are shown on page four of this report. An analysis of the results for those years follows.

Consolidated

      Consolidated sales were a record $4.300 billion in 1995 or 21% higher than the $3.548 billion in 1994. This increase in consolidated sales was due primarily to sales growth at the Electronic Marketing Group's Hamilton
Hallmark, Computer Marketing Group and Avnet Europe operations and at the Channel Master division. Of the $752 million sales increase, approximately
$119 million was contributed by operations acquired during 1995. Without such sales, consolidated sales would have been approximately 18% higher than in 1994. During each quarter of 1995,sales were higher than in the corresponding quarter of 1994. Average daily sales,including Hall-Mark on a proforma basis in 1993 and 1992, have increased in each quarter since the second quarter of 1992 with the exception of the third quarter of 1994 when average daily sales were slightly below those for the second quarter of 1994.

      Consolidated sales of $3.548 billion in 1994 were 59% higher than the $2.238 billion in 1993 and 19% higher if Hall-Mark's comparable periods sales of $744 million were included in Avnet's 1993 results.

      Gross profit margins were 19.0%, 19.6% and 21.8% in 1995, 1994 and 1993, respectively. This downward trend is due primarily to increased sales of microprocessors, which have lower gross margins than other products sold in the Company's product line, and the competitive environment in the electronic distribution marketplace. However, as described below, decreases in operating expenses as a percentage of sales more than offset the impact of declining gross profit margins, resulting in sequentially higher operating income as a percentage of sales during the last three years.

      Although operating expenses in absolute dollars were sequentially higher during the last three years, they decreased significantly as a percentage of sales and as a percentage of gross profit on a sequential basis. Excluding the 1994 special charge referred to below, the Company reduced operating expenses as a percentage of sales to 12.9% in 1995 as compared with 14.3% and 17.2% in 1994 and 1993, respectively. Operating expenses as a percentage of gross profit were 68.0% in 1995 as compared with 73.1% and 78.9% in 1994 and 1993, respectively. This improvement was due to the Company's continuing efforts toward improving operating efficiencies and the economies of scale and synergies resulting from the acquisition of Hall-Mark. As a result, operating income in 1995 was a record $261.5 million as compared with $187.5 million (before special charges) and $102.8 million in 1994 and 1993, respectively. Operating income as a percentage of sales increased to 6.1% in 1995 as compared with 5.3% and 4.6% in 1994 and 1993, respectively.

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

      Investment and other income was $5.1 million in 1995 as compared with $4.8 million and $20.4 million in 1994 and 1993, respectively. The substantial decrease in 1995 and 1994 as compared with 1993 was due primarily to a reduction in investment income as the Company liquidated its marketable securities portfolio to fund a portion of the acquisition cost of Hall-Mark.
      Interest expense was $23.2 million in 1995, as compared with $14.7 million and $9.0 million in 1994 and 1993, respectively. The increase in interest expense over the last two years is primarily attributable to an increase in borrowings to fund the additional working capital requirements needed to support the growth in business and to fund the Company's acquisition program, as well as to an increase in interest rates.

      The Company's effective tax rate was 42.4% in 1995 as compared with 43.1% (before taking into account the cumulative effect of the change in the method of accounting for income taxes) and 39.5% in 1994 and 1993, respectively. The increase in 1995 and 1994 as compared with 1993 was due primarily to the impact of the non-deductible amortization of goodwill (which amount rose significantly as a result of the Hall-Mark acquisition), the 1% increase, from 34% to 35%, in the U.S. federal statutory tax rate and the $0.5 million recorded in 1994 for the impact of the retroactive increase in federal income tax rates enacted in fiscal 1994 as it related to fiscal 1993 income. The 0.7% decrease in 1995 as compared with 1994 was due primarily to the significant increase in pre-tax income as compared with the relatively small increase in the amount of non-deductible goodwill amortization.

      As a result of the above, net income in 1995 was a record $140.3 million as compared with the $102.1 million (before special charges) and $69.1 million in 1994 and 1993, respectively. Net income as a percentage of sales was 3.3% in 1995 as compared with 2.9% (before special charges) and 3.1% in 1994 and 1993, respectively. During the first quarter of 1994, the Company recorded special charges of $16.8 million after-tax. These charges included $13.5 million-after-tax for restructuring and integration costs associated with the acquisition of Hall-Mark and the restructuring of the Electrical and Industrial Group and $0.5 million for the impact of the retroactive increase in federal income tax rates enacted in fiscal 1994 as it related to fiscal 1993 income. Additionally, in the first quarter of 1994, the Company adopted the provisions of Statement of Financial Accounting Standards (SFAS) No. 109 "Accounting for Income Taxes" and recognized a charge for the cumulative effect of the change in accounting principle in the amount of $2.8 million. After those special charges, net income in 1994 was $85.3 million.

      As the Company has continued to increase its investment in foreign operations, the impact associated with the volatility of foreign currency exchange rates has become more apparent. The translation into U.S. dollars of the financial statements of the Company's foreign subsidiaries resulted in a $10.5 million and $4.6 million credit in 1995 and 1994, respectively, and a $20.1 million charge in 1993 which, in accordance with generally accepted accounting principles, were recorded directly to shareholders' equity.
The credits in 1995 and 1994 were due primarily to the strengthening of the French, German, Swedish and U.K. currencies against the U.S. dollar and the charge in 1993 was due primarily to the weakening of the U.K., French and Swedish currencies against the U.S. dollar.

Electronic Marketing

      The Electronic Marketing Group's sales in 1995 were $3.873 billion, or 90% of consolidated sales, up 23% as compared with sales of $3.162 billion, or 89% of consolidated sales, in 1994. Each of the Group's operating units posted double digit percentage sales increases in 1995 as compared with 1994. Of the $711 million sales increase, $119 million was contributed by operations acquired during 1995. Without such sales, the Group's sales would have been approximately 19% higher than in 1994. Sales of Hamilton Hallmark, the largest unit in the Group, the Computer Marketing Group, Time Electronics and Allied were up 11%,27%, 10% and 29%, respectively, as compared with 1994 sales. The Group's International operations outside of North America had sales of $734 million, up almost 50% as compared with 1994.

      The Group's 1994 sales were $3.162 billion up 65% as compared with sales of $1.917 billion, or 86% of consolidated, in 1993 and up almost 19% when 1993 sales are adjusted proforma to include Hall-Mark's comparable period sales. The increase in sales in 1994 was due to growth at Hamilton Hallmark, primarily as a result of the acquisition of Hall-Mark, and growth in the Computer Marketing Group and European operations. Sales of Hamilton
Hallmark, the largest unit in the Group, and the Computer Marketing Group were up 13% and 15% respectively, as compared with 1993 sales adjusted to include Hall-Mark on a proforma basis. The Group's European operations had sales of almost $500 million, up over 60% as compared with 1993.
Excluding the 1994 sales of Avnet Adelsy and Avnet DeMico, which were acquired in 1994, and the 1994 and 1993 sales of Avnet E2000, which was acquired in mid-1993, sales for the Group's European operations in 1994 were up over 40% as compared with 1993. Allied Electronics, which was acquired as part of the Hall-Mark acquisition, experienced a 25% increase in sales in 1994 as compared with 1993. Sales of Time Electronics were up almost 7% during the same period.

      In 1995, sales of semiconductors, computer products, connectors, and passives and electromechanical devices were higher than in 1994, representing 62%, 19%, 10% and 9%, respectively, of Group sales as compared with 64%, 18%, 10% and 8%, respectively, in 1994.

      The Electronic Marketing Group's gross profit margins were lower by 0.5% of sales in 1995 as compared with 1994, which in turn were lower by about 2.0% of sales as compared with 1993. These sequential reductions were due primarily to competitive pressures and increasing sales of lower margin microprocessors. However, increased operating efficiencies due to the economies of scale and synergies resulting from the Hall-Mark acquisition and the Company's continued emphasis on cost reduction resulted in decreases in operating expenses (before special charges) as a percentage of sales. These sequential decreases in operating expenses as a percentage of sales more than offset the decrease in gross margins in 1995 as compared with 1994 and in 1994 as compared with 1993. The Group's effective tax rate increased from 1993 due primarily to the impact of the increase in the non-deductible amortization of goodwill from the Hall-Mark acquisition and the 1% increase in the U.S. federal statutory tax rate. Net income of the Group in 1995 was $130.6 million as compared with $94.6 million (before special charges) and $67.0 million in 1994 and 1993, respectively. The Group's net profit margins were 3.4%, 3.0% (before special charges) and 3.5% in 1995, 1994 and 1993, respectively.

      In the first quarter of 1994, the Group's results were negatively impacted by special charges of $11.8 million after-tax for restructuring and integration costs associated with the acquisition of Hall-Mark and $0.5 million for the impact of the retroactive increase in federal income tax rates enacted in 1994 as it related to 1993 income. Net income of the Group in 1994 after the $12.3 million after-tax special charges was $82.3 million.

 Video Communications

      Group sales in 1995 were $246.0 million compared with $199.4 million and $134.0 million in 1994 and 1993, respectively, and represented about 6% of consolidated sales in each of those three years. The $46.6 million, or 23%, increase in 1995 sales as compared with 1994 was primarily the result of a significant increase in the sales of DBS (Direct Broadcast Satellite) antennas, whereas the $65.4 million, or 49%, increase in 1994 sales as compared with 1993 was primarily the result of a significant increase in the sales of modular descrambler equipment. Gross profit margins in 1995 were higher than in 1994 and 1993 due to the increase in sales of higher margin DBS antennas. Operating expenses as a percentage of sales also trended downward in the last three years as a result of the significant increase in sales.

      Net income of the Group in 1995 was $10.1 million as compared with $6.1 million and $1.8 million in 1994 and 1993, respectively. The Group's net profit margins were 4.1%, 3.0% and 1.3% in 1995, 1994 and 1993, respectively.

Electrical and Industrial

      Group sales in 1995 were $181.0 million as compared with $186.8 million and $186.7 million in 1994 and 1993, respectively. Group sales represented about 4% of consolidated sales in 1995 as compared with 5% and 8% in the prior two years, respectively. During the third quarter of 1995, the Company disposed of its Freeman Products operation without any material impact on net income. In July 1995, the Company entered into an agreement to sell the motor, motor repair shop and OEM distribution business of Brownell Electro, Inc.
The Company will retain the Avnet Industrial and Avnet Supply businesses.
The disposition, which is expected to close in the first quarter of 1996, is not expected to have a material impact on the Company's financial condition or results of operations. The Group posted a net loss of $0.4 million in 1995 as compared with net income of $1.4 million
(before a $1.7 million after-tax restructuring charge) and $0.3 million in 1994 and 1993, respectively. The Group's net profit (loss) margin was (0.3%) in 1995 as compared with 0.7% (before restructuring charges) and 0.2% in 1994 and 1993, respectively.

Liquidity and Capital Resources

      Over the last three years, cash generated from income before depreciation, amortization and other non-cash items amounted to $420.7 million. During that period, $333.7 million was used for working capital needs resulting in $87.0 million of net cash flows from operations. In addition, $150.9 million, net, was needed for other normal business operations including purchases of property, plant and equipment ($87.1 million) and dividends ($69.4 million), offset by cash generated from other immaterial items ($5.6 million). This resulted in $63.9 million being used for normal business operations. During that three-year period, the Company also used $498.6 million, net, for acquisitions, the redemption and repurchase of debentures and the repayment of other debt.  This overall use of cash of $562.5 million was financed by
$299.8
million raised from additional borrowings, $255.1 million generated from the liquidation of interest-bearing investments and the use of $7.6 million of available cash.

      In 1995, the Company generated $200.2 million from income before depreciation, amortization and other non-cash items, and used $185.8 million for working capital needs resulting in $14.4 million of net cash flows from operations. In addition, the Company used $65.5 million for other normal business operations including purchases of property, plant and equipment ($50.5 million) and dividends ($18.3 million), offset by cash generated from other immaterial items ($3.3 million). This $51.1 million of cash needed for normal business operations and the $59.5 million of cash used for acquisitions and the payment of other debt were funded by $106.1 million of additional borrowings and $4.5 million of available cash.

      In 1994, the Company generated $124.0 million from income before depreciation, amortization and other non-cash items, and used $102.0 million for working capital needs resulting in $22.0 million of net cash flows from operations. The use of funds for working capital was significantly higher than in prior years due primarily to a large increase in receivables as a result of a 59% increase in sales in 1994 as compared with 1993. In addition, the Company used $48.3 million for other normal business operations including purchases of property, plant and equipment ($21.4 million)and dividends ($29.7 million), offset by cash generated from other immaterial items ($2.8 million). This $26.3 million of cash needed for normal business operations and the $333.4 million of cash used for the acquisitions of Hall-Mark, Avnet Adelsy and Avnet DeMico and the repayment of other debt were funded by $193.7 million of additional borrowings and $166.0 million of available cash.

      The Company's quick assets at June 30, 1995 totaled $763.0 million as compared with $627.4 million at July 1, 1994. At June 30, 1995, quick assets exceeded the Company's current liabilities by $295.8 million as compared with a $251.4 million excess at the end of 1994. Working capital at June 30, 1995 was $1.057 billion compared with $888.0 million at July 1, 1994. At June 30, 1995, to support each dollar of current liabilities, the Company had $1.63 of quick assets and $1.63 of other current assets, for a total of $3.26 as compared with $3.36 at the end of the prior fiscal year.

      In 1995, the Company renegotiated its revolving credit agreement with a syndicate of banks led by NationsBank of North Carolina, N.A. The previous agreement had been established during 1994 and provided a three-year facility with a $150.0 million line of credit. The new agreement provides a five-year facility with a line of credit of up to $300.0 million (the "Credit Facility"). The Company may select from various interest rate options and maturities under this facility. The facility will serve as a primary funding vehicle as well as a backup for the Company's recently established commercial paper program. Subsequent to the end of the fiscal year, the Company amended the Credit Facility to increase the line of credit to $400.0 million.

In January 1994, the Company filed a registration statement with the Securities and Exchange Commission which provides for borrowings of up to $200 million in public debt. On March 15, 1994, the Company completed a $100 million public offering of its 6 7/8% Notes Due March 15, 2004 (the "6 7/8% Notes"), the net proceeds of which, totaling $98.8 million, were used to pay down a portion of the Company's outstanding bank debt.

      At June 30, 1995, the Company had $201.1 million outstanding under the Credit Facility together with the $100.0 million of the 6 7/8% Notes, $105.3 million of 6% Convertible Debentures and $13.1 million of other debt. This $419.5 million of total debt at June 30, 1995 represents an increase of $116.4 million over the $303.1 million outstanding at July 1, 1994. As a result, the Company's debt to capital (shareholders' equity plus total debt) ratio was 25% at June 30, 1995 as compared with 21% at July 1, 1994. In 1995, income was more than eight times greater than fixed charges. Internally generated cash flow during 1995, represented by net income before depreciation, amortization and other non-cash items, was $200.2 million or 48% of total debt at June 30, 1995.

      During the last three years, the Company's capital rose $646.0 million to a total of $1.659 billion at June 30, 1995. Shareholders' equity increased by $402.2 million to $1.239 billion; $170.6 million due to the issuance of Avnet stock and stock options in connection with the acquisition of Hall-Mark, $224.5 million from earnings, net of dividends, reinvested in the business, and by $7.1 million, net, of other items. Total debt increased by $243.8 million.

      Subsequent to the end of the fiscal year, in August 1995, the Company notified its Debentureholders of its decision to call for redemption on September 15, 1995 the entire amount of outstanding 6% Convertible Subordinated Debentures Due 2012 (the "Debentures"). Holders of $105.2 million of the Debentures exercised their rights to convert the Debentures into shares of Avnet common stock at a conversion price of $43.00 principal amount per share, thereby increasing shareholders' equity by $105.2 million. The remaining outstanding Debentures, amounting to $0.1 million, were redeemed on September 15, 1995, at a premium of 1.2% plus accrued interest, although some outstanding debentures have not yet been physically surrendered. As a result, outstanding shares have increased by approximately 2.4 million shares to 43.3 million as of September 15, 1995. Had this occurred on June 30, 1995, the Company's debt to capital ratio would have declined to approximately 19% from 25%.

      At June 30, 1995 the Company did not have any material commitments for capital expenditures. The Company and the former owners of a Company-owned site in Oxford, North Carolina have entered into a Consent Decree and Court Order with the Environmental Protection Agency (EPA) for the environmental clean-up of the site, the cost of which, according to the EPA's remedial investigation and feasibility study, is estimated to be approximately $6.3 million, exclusive of the $1.5 million in EPA past costs paid by the potentially responsible parties (PRP's). Pursuant to a Consent Decree and Court Order entered into between the Company and the former owners, the former owners have agreed to
bear at least
70% of the clean-up costs of the site, and the Company will be responsible for not more than 30% of those costs. As noted in Item 3 of this Report, the Company is also a PRP in an environmental clean-up at a site in North
Smithfield, Rhode Island. In addition, the Company has received notice from a third party of its intention to seek indemnification for costs it may incur in connection with an environmental clean-up at a site in Rush, Pennsylvania resulting from the alleged disposal of wire insulation material at the site by
a former unit of the Company.   Based upon the information known to date, the
Company believes that it has appropriately accrued in the financial statements for its share of the costs of the clean-up at these sites. The Company is also a PRP or has been notified of claims made against it at environmental clean-up sites in Huguenot, New York and in Hempstead, New York. At this time, the Company cannot estimate the amount of its potential liability, if any, for-clean-up costs in connection with these sites, but does not anticipate that these matters or any other contingent matters will have a material adverse impact on the Company's financial condition, liquidity or results of operations.

      The Company is not now aware of any commitments, contingencies or events within its control which may significantly change its ability to generate sufficient cash from internal or external sources to meet its needs.

Note: Just prior to the filing of this report, on September 15, 1995, the Company acquired setron Schiffer-Electronik GmbH & CO. KG, an electronic distribution company headquartered in Germany.

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

ITEM 10.  Directors and Executive
          Officers of the Registrant

ITEM 11.  Executive Compensation

ITEM 12.  Security Ownership of Certain
          Beneficial Owners and Management

ITEM 13.  Certain Relationships and Related Transactions

      The information called for by Items 10, 11, 12 and 13 (except to the extent set forth in Item 4A above) is incorporated in this Report by reference to the Company's definitive proxy statement relating to the Annual Meeting of Shareholders anticipated to be held on November 15, 1995.

PART IV

ITEM 14.  Exhibits, Financial Statement
          Schedules and Reports on Form 8-K

a.  The following documents are filed as part of this report:

                                                             Page
  1.  Financial Statements and Supplementary Data

        Report of Independent Public Accountants              32

        Avnet, Inc. and Subsidiaries Consolidated
        Financial Statements:

          Statements of Income for the years ended
          June 30, 1995, July 1, 1994  and June 30, 1993      33

            Balance Sheets at June 30, 1995 and July 1, 1994   34

            Statements of Shareholders' Equity for the years
            ended June 30, 1995, July 1, 1994 and June 30,
            1993.                                             35

          Statements of Cash Flows for the years ended
          June 30, 1995, July 1, 1994 and June 30, 1993.      36

        Notes to consolidated financial statements         37-48


  2.  Financial statement schedule

         (i) Schedule II for the years ended June 30,
         1995, July 1, 1994 and June 30, 1993.                49


         Schedules other than the one above have been omitted because they are not applicable or the required information is shown in the financial statements or notes thereto.

  3.  Exhibits:

    Exhibit
       No.                  Description

       3A. Certificate of Incorporation of the Registrant as currently in effect.

       3B. By-laws of the Registrant as currently in effect (incorporated herein by reference to Commission File No. 1-4224, Current Report on Form 8-K dated September 23, 1994).

       4. Specimen form of the Registrant's Common Stock Certificate (incorporated by reference to the Registrant's Registration Statement on Form S-2 (Registration No. 33-80932).

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

                  Executive Compensation Plans and Arrangements

   10A. Second Employment Extension Agreement dated June 1, 1995 between the Registrant and Leon Machiz (incorporated by reference to the Registrant's Current Report on Form 8-K dated September 26, 1995 Commission File No. 1-4224).

   10B. Employment Extension Agreement dated November 29, 1993 between the Registrant and Mr. Leon Machiz (incorporated herein by reference to Commission File No. 1-4224, Current Report on Form 8-K dated September 23, 1994).

   10C. Employment Agreement dated February 28, 1990 between the Registrant and Mr. Leon Machiz (incorporated by reference to Commission File No. 1-4224, Annual Report on Form 10-K for the fiscal year ended June 30, 1990).

   10D. Third Amendment dated June 1, 1995, toEmployment Agreement dated June 1, 1992 between the Registrant and
            Roy Vallee (incorporated by reference to the Registrant's Current Report on Form 8-K dated September 26, 1995 Commission File No. 1-
            4224).

   10E. Second Amendment, dated July 1, 1993, to Employment Agreement dated July 1, 1992 between Registrant and Roy Vallee (incorporated by reference to Commission File No. 1-4224, Annual Report on Form 10-K for the fiscal year ended June 30, 1993).
   10F. Employment Agreement and amendment to Employment Agreement dated July 1, 1992 between the Registrant and Roy Vallee
            (incorporated by reference to Commission File No. 1-4224,
            Quarterly Report on Form 10-Q for the quarter ended April 2, 1993).


   10G. Employment Agreement, dated July 22, 1992 between the Registrant and Mr. Keith Williams (incorporated by reference to Commission File No. 1-4224, Annual Report on Form 10-K for the fiscal year ended June 30, 1992).

   10H. Consulting Agreement dated July 1, 1993 between the Registrant and Mr. David Shaw (incorporated by reference to Commission File No.- 1-
            4224, Annual Report on Form 10-K for the fiscal year ended June 30,
            1993).

   10I. Employment Agreement dated December 31, 1992 between Hall-Mark Electronics Corp. and Mr. Joseph W. Semmer (incorporated herein by reference to Commission File No. 1-4224, Current Report on Form 8-K dated September 23, 1994).

   10J. Letter dated April 20, 1993 from the Registrant confirming Registrant's intent to assume employment agreements of certain-Hall-Mark Electronics Corp. executives, including the Employment Agreement of Mr. Semmer incorporated herein by reference to Commission File No. 1-4224, Current Report on Form 8-K dated September 23, 1994).

   10K. Avnet 1984 Stock Option Plan (incorporated herein by reference to Registration Statement on Form S-8, Registration No. 2-96800:
            Exhibit 4-B).

   10L. Avnet 1988 Stock Option Plan (incorporated herein by reference to Registration Statement on Form S-8, Registration No. 33-29475:
            Exhibit 4-B).

   10M. Avnet 1990 Stock Option Plan (incorporated herein by reference to Commission File No. 1-4224, Annual Report on Form 10-K for the fiscal year ended June 30, 1992).

   10N. Avnet Second Incentive Stock Program (incorporated herein by reference to Registration Statement on Form S-8, Registration No.- 2-
            94916; Exhibit 4-B).

   100. Outside Director Stock Bonus Plan as extended and amended, effective July 1, 1992 (incorporated herein by reference to Commission File No. 1-4224, Annual Report on Form 10-K for the fiscal year ended June 30, 1992).

   10P. Retirement Plan for Outside Directors of Avnet, Inc., effective July 1, 1993 (incorporated herein by reference to Commission File No.- 1-4224, Annual Report on Form 10-K for the fiscal year ended
            June 30, 1992).

   11.*     Statement regarding computation of per share earnings.

   21.*     List of subsidiaries of the Registrant.
   23.*     Consent of Arthur Andersen LLP.

   24. Powers of Attorney (incorporated herein by reference to Commission File No. 1-4224, Current Report on Form 8-K dated September 26,
            1995).





*Filed herewith

                         S I G N A T U R E S

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                                AVNET, INC.
                                                (Registrant)

Date: September 27, 1995            By:        s/Leon Machiz
                                                Leon Machiz, Chairman of the
Board,      Chief Executive
                                                Officer and Director

      Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities indicated on September 27, 1995.

            Signature                                        Title

   s/Leon Machiz                          Chairman of the Board, (Leon
Machiz)                                         Chief Executive Officer
                                          and Director
                                          (Principal Executive
                                          Officer)

              *                           President, Chief Operating
(Roy Vallee)                              Officer, Vice Chairman of
                                          the Board and Director

              *                                 Director
(Eleanor Baum)

              *                                 Director
(Gerald J. Berkman)

              *                                 Director
(Joseph F. Caligiuri)

                                               Director
(Sylvester D. Herlihy)

                                               Director
(Ehud Houminer)

              *                                 Director
(Salvatore J. Nuzzo)

              *                                 Director
(Frederic Salerno)

              *                                 Director
(David Shaw)

Signature                                Title


              *                                       Director
(Howard Stein)

              *                                       Director
(Keith Williams)

              *                                       Director
(Frederick S. Wood)

   s/Raymond Sadowski                        Senior Vice President,
(Raymond Sadowski)                           Chief Financial
                                             Officer and Assistant
                                             Secretary
                                             (Principal Financial
                                             Officer)

   s/John F. Cole                            Controller
(John F. Cole)                               (Principal Accounting
                                             Officer)

* By:      s/Raymond Sadowski
       (Raymond Sadowski)
       Attorney-in-Fact

REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS

The Board of Directors and Shareholders
Avnet, Inc.
Great Neck, New York

   We have audited the accompanying consolidated balance sheets of Avnet, Inc. (a New
York corporation) and Subsidiaries as of June 30, 1995 and July 1, 1994, and the related consolidated statements of income, shareholders' equity and cash flows for each of the three years in the period ended June 30, 1995. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

   In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Avnet, Inc. and Subsidiaries as of June 30, 1995 and July 1, 1994, and the results of their operations and their cash flows for each of the three years in the period ended June 30, 1995 in conformity with generally accepted accounting principles.

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



                                             s/ARTHUR ANDERSEN LLP


New York, New York
August 4, 1995

                          AVNET, INC. AND SUBSIDIARIES

                          CONSOLIDATED STATEMENTS OF INCOME
                      (Thousands except per share data)


                                                    Years Ended



                                       June 30,        July 1,     June 30,
                                          1995          1994         1993

Sales                                  $4,300,013    $3,547,743    $2,237,954
Cost of sales                           3,483,649     2,851,681     1,751,195

Gross Profit                              816,364       696,062       486,759

Operating expenses:
  Selling, shipping, general and
    administrative                        526,019       481,448       367,837
  Depreciation and amortization            28,862        27,127        16,160
  Restructuring and integration
    (Note 13)                              --            22,702        --

Operating income                          261,483       164,785       102,762

Investment and other income, net            5,066         4,786        20,393

Interest expense                          (23,175)      (14,733)       (8,972)

Income before income taxes and
  cumulative effect of a change in
  accounting principle                    243,374       154,838       114,183

Income taxes (Note 7)                     103,101        66,730        45,123

Income before cumulative effect of
  a change in accounting principle        140,273        88,108        69,060

Cumulative effect of a change in the
  method of accounting for income
  taxes (Note 7)                           --            (2,791)       --

Net income                             $  140,273    $   85,317    $   69,060

Earnings per share:
  Income before cumulative effect of
    a change in accounting principle   $     3.32    $     2.16    $     1.91

  Cumulative effect of a change in
    the method of accounting for
    income taxes                           --             (.07)        --

  Net income                           $     3.32    $     2.09    $     1.91

Shares used to compute earnings
 per share (Note 1)                        43,421        40,847        38,253

                   See notes to consolidated financial statements

                            AVNET, INC. AND SUBSIDIARIES

                             CONSOLIDATED BALANCE SHEETS
                               (Dollars in thousands)

                                                         June 30,     July 1,
                                                           1995        1994
Assets:
  Current assets:
    Cash and cash equivalents                          $   49,332   $   53,876
    Receivables, less allowances of $23,421 and
      $21,975, respectively                               713,644      573,569
    Inventories (Note 3)                                  747,477      627,022
    Other                                                  13,838        9,614

      Total current assets                              1,524,291    1,264,081

  Property, plant and equipment, at cost,
    net (Note 4)                                          145,611      115,146
  Goodwill, net of accumulated amortization of
    $24,481 and $13,767, respectively (Note 1)            419,479      382,548
  Other assets                                             36,214       25,912

      Total assets                                     $2,125,595    $1,787,687

Liabilities:
  Current liabilities:
    Borrowings due within one year (Note 5)            $      493   $       47
   Accounts payable                                      314,887      252,915


Accrued expenses and other (Note 6)                       151,820      123,135

      Total current liabilities                           467,200      376,097

  Long-term debt, less due within one year
   (Note 5)                                               419,016      303,075

  Commitments and contingencies (Notes 9 and 11)

      Total liabilities                                   886,216      679,172


Shareholders' equity (Note 10):
  Common stock $1.00 par, authorized 60,000,000
    shares, issued 41,204,000 shares and
    41,104,000 shares, respectively                        41,204       41,104
  Additional paid-in capital                              310,843      307,149
  Retained earnings                                       896,102      780,266
  Cumulative translation adjustments                          814       (9,692)
  Treasury stock at cost, 412,000 shares and
    445,000 shares, respectively                           (9,584)     (10,312)

      Total shareholders' equity                        1,239,379    1,108,515


      Total liabilities and shareholders' equity       $2,125,595   $1,787,687

                  See notes to consolidated financial statements


                                           AVNET, INC. AND SUBSIDIARIES

                           CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY

                     YEARS ENDED JUNE 30, 1995, JULY 1, 1994 AND JUNE 30, 1993
                                         (Thousands except per share data)

                                                    Additional              Cumulative                 Total
                                         Common      Paid-in     Retained   Translation  Treasury   Shareholders'
                                         Stock       Capital     Earnings   Adjustments    Stock       Equity
Balance, June 30, 1992                  $36,043     $135,630     $671,608    $ 5,756    ($11,816)    $  837,221

Net income                                                         69,060                                69,060
Dividends, $.60 per share                                         (21,360)                              (21,360)
Cumulative translation adjustments                                           (20,069)                   (20,069)
Other, net, principally stock option
  and incentive programs                     88        2,600                                 620          3,308

Balance, June 30, 1993                   36,131      138,230      719,308    (14,313)    (11,196)       868,160

Net income                                                         85,317                                85,317
Dividends, $.60 per share                                         (24,359)                              (24,359)
Cumulative translation adjustments                                             4,621                      4,621
Acquisition of Hall-Mark Electronics
  (Note 2)                                4,858      165,717                                            170,575
Other, net, principally stock option
  and incentive programs                    115        3,202                                 884          4,201

Balance, July 1, 1994                    41,104      307,149      780,266     (9,692)    (10,312)     1,108,515

Net income                                                        140,273                               140,273
Dividends, $.60 per share                                         (24,437)                              (24,437)
Cumulative translation adjustments                                            10,506                     10,506
Other, net, principally stock option
  and incentive programs                    100        3,694                                 728          4,522

Balance, June 30, 1995                  $41,204     $310,843     $896,102    $   814    ($ 9,584)    $1,239,379


                                  See notes to consolidated financial statements

                          AVNET, INC. AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                             (Dollars in thousands)

                                                          Years Ended
                                               June 30,    July 1,    June 30,
                                                 1995       1994        1993
Cash flows from operating activities:
  Net income                                   $140,273    $ 85,317    $ 69,060
  Add non-cash and other reconciling items:
    Depreciation and amortization                36,863      31,822      22,845
    Deferred taxes                                5,484     (10,250)      1,719
    Cumulative effect of change in
      accounting for income taxes                  --         2,791        --
    Other, net (Note 12)                         17,549      14,343       2,922
                                                200,169     124,023      96,546
  Receivables                                  (117,804)   (127,979)    (38,434)
  Inventories                                  (103,550)    (27,853)    (13,210)
  Payables, accruals and other, net              35,549      53,826       5,721

    Net cash flows provided from
     operations                                  14,364      22,017      50,623

Cash flows from financing activities:
  Issuance of notes in public offering, net
    of issuance costs                             --         98,772        --
  Issuance of bank debt, net of issuance
    costs                                       106,100      94,964        --
  Repurchase of debentures                         --          --       (68,117)
  Payment of other debt                          (4,589)       (149)     (1,432)
  Cash dividends (Note 12)                      (18,320)    (29,706)    (21,342)
  Other, net                                      2,282       2,549       1,346

    Net cash flows provided from (used for)
     financing                                   85,473     166,430     (89,545)

Cash flows from investing activities:
  Purchases of property, plant and
   equipment                                    (50,547)    (21,441)    (15,094)
  Acquisition of operations, net (Note 2)       (54,911)   (333,206)    (36,183)
  Disposition of interest-bearing
   investments, net                                --          --       255,075
  Other, net                                       --            21      (1,191)

    Net cash flows (used for) provided
     from investing                            (105,458)   (354,626)    202,607

Effect of exchange rate changes on cash
  and cash equivalents                            1,077         228        (751)

Cash and cash equivalents:
       - (decrease) increase                     (4,544)   (165,951)    162,934
       - at beginning of year                    53,876     219,827      56,893
       - at end of year                        $ 49,332    $ 53,876    $219,827






Additional cash flow information (Note 12)

                 See notes to consolidated financial statements









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

      Income taxes - No provision for U.S. income taxes has been made for $76,514,000 of cumulative unremitted earnings of foreign subsidiaries because those earnings are expected to be permanently reinvested outside the U.S. If such earnings were remitted to the U.S., any net U.S. income taxes would not have a material impact on the results of operations of the Company.

      Statement of cash flows - The Company considers all highly liquid debt instruments purchased with a maturity of three months or less to be cash equivalents. The prior years' statements were restated to conform with the current year presentation in that the effect of exchange rate changes on cash and cash equivalents, previously included in the line "payables, accruals and other, net", is now shown separately.


      Goodwill - Goodwill represents the excess of the purchase price over the fair value of net assets acquired. Except for an immaterial amount of goodwill applicable to purchases made before October 31, 1970, goodwill is being amortized on a straight-line basis over 40 years. The Company continually evaluates the carrying value and the remaining economic useful life of all goodwill, and will adjust the carrying value and the related amortization period if and when appropriate.

      Earnings per share - In computing earnings per share for the years presented, the 6% Convertible Subordinated Debentures were not considered common equivalent shares in 1994 because they would have been anti-dilutive. The 8% Convertible Subordinated Debentures, which were fully redeemed during 1993, were not considered common equivalent shares in 1993 as they would have been anti-dilutive.

      Fiscal Year - Effective in fiscal 1994, the Company changed its fiscal year to end on the Friday closest to June 30th. The impact in fiscal 1994 of one additional day of operations was not material. Unless otherwise noted, all references to the "year 1995" or any other "year" shall mean the Company's fiscal year.


2.    Acquisitions:

      Since July 1, 1994, the Company has completed eight acquisitions for the Electronic Marketing Group - three each in the United States and Europe and two in the Asia/Pacific region. Seven of these acquisitions were completed during 1995 and one was completed subsequent to June 30, 1995. All acquisitions have been accounted for as purchases.


                         AVNET, INC. AND SUBSIDIARIES

2.    Acquisitions (Continued):

      In July 1994, the Company acquired Penstock, Inc., the leading technical specialist distributor of microwave and radio frequency products and value-added services in the United States. In December 1994, the Company completed its acquisition of the Flippin, Arkansas cable assembly operation of LaBarge, Inc. This operation, now known as Avnet Cable Technologies, provides cable assemblies to major computer and medical equipment manufacturers as well as to other users of complex cable assemblies.

      In January 1995, the Company acquired Lyco Limited, an Ireland-based electronics components distributor and provider of programming services, and also acquired a 70% interest in WKK Semiconductors, Ltd., a Hong-Kong-based electronic components distributor with operations in Hong Kong and the People's Republic of China. In April 1995, the Company acquired CK Electronique, the largest independent programming company in France, which provides various services including component programming, testing and taping. In April 1995, the Company completed the acquisition of-BFI-IBEXSA International, Inc., the leading pan-European technical specialist distributor of microwave and radio frequency components, magnetic sensors, connecting devices and other specialty components. In May 1995, the Company completed the acquisition of Sertek, Inc., a leading technical specialist distributor of microwave and radio frequency products in the southwest United States.

      Cash expended (net of cash on the books of the companies acquired) in 1995 relating to these acquisitions totaled approximately $70,000,000. In the aggregate, the operations acquired during 1995 had sales totaling approximately $170,000,000 during the fiscal year of each such operation immediately preceding its acquisition. The historical results of operations of the companies acquired would not have had a material effect on the Company's results of operations in 1994 and 1995, on a proforma basis.

      Subsequent to the end of the fiscal year, in July 1995, the Company completed the acquisition of VSI Electronics consisting of VSI Electronics (Australia) PTY Ltd., an Australian electronic components distributor and VSI Electronics (NZ) Ltd., a New Zealand based electronic components distributor.

      On July 1, 1993, the Company completed the acquisition of all of the stock of Hall-Mark Electronics Corporation, the nation's third largest distributor of electronic components, pursuant to an Agreement and Plan of Merger dated April 20, 1993. Each share of Hall-Mark common stock was exchanged for $20 in cash and 0.45 shares of Avnet common stock, which had a market value of $34.1875 per share on July 1, 1993. The total cost of the acquisition including expenses was approximately $496,559,000, consisting of the cost for the Hall-Mark common stock of $218,409,000 in cash, $166,093,000 in Avnet stock and $2,532,000 in Avnet stock options (net of related tax benefits of $1,950,000), and the cost for the refinancing of Hall-Mark bank debt of $109,525,000. The $327,934,000 of funding required to complete the transaction was financed through cash on hand, proceeds from the exercise of Hall-Mark options and warrants, and


                         AVNET, INC. AND SUBSIDIARIES

            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)


2.    Acquisitions (Continued):

      borrowings under a credit facility with NationsBank of North Carolina, N.A. The transaction was accounted for as a purchase. Had the acquisition been completed as of July 1, 1992, 1993 sales, net income and earnings per share for the Company on a proforma basis would have been $2,982,000,000, $79,000,000 and $1.93 per share, respectively (unaudited).

      During 1994, the Company also acquired Avnet Adelsey and Avnet DeMico, two Italy based electronic component distributors. The total investment for acquisitions in 1994 was $501,831,000 (net of $8,719,000 of cash on the books of the companies acquired), of which $333,206,000 was paid in cash, $166,093,000 in Avnet stock and $2,532,000 in Avnet stock options (net of related tax benefits of $1,950,000).

      In 1993 the Company acquired Avnet Nortec, a Scandinavian electronics distributor, and Avnet E2000, a German electronics distributor, for a total cash investment of $36,491,000.



3.    Inventories:
                                                      June 30,         July 1,
      (Thousands)                                       1995            1994

      Finished goods                                  $651,939        $554,813
      Work-in-process                                    3,242           2,730
      Raw materials                                     92,296           69,479

                                                      $747,477        $627,022



4.    Property, plant and equipment:
                                                      June 30,         July 1,
      (Thousands)                                       1995            1994

      Land                                            $  7,465       $  8,275
      Buildings                                         71,908         77,628
      Machinery, fixtures and equipment                236,099        193,617
      Leasehold improvements                             6,887          3,886
                                                       322,359        283,406
      Less accumulated depreciation                    176,748        168,260

                                                      $145,611       $115,146

                         AVNET, INC. AND SUBSIDIARIES

5.    External financing:
                                                      June 30,        July 1,
      (Thousands)                                       1995           1994

      6% Convertible Subordinated Debentures
        due April 15, 2012, convertible
        at $43 per share                              $105,263       $105,285
      6 7/8% Notes due March 15, 2004                  100,000        100,000
      Bank Syndicated Credit Facility                  201,100         95,000
      Other                                             13,146          2,837
                                                       419,509        303,122
      Less borrowings due within one year                  493             47

      Long-term debt                                  $419,016       $303,075


      In June 1995, the Company renegotiated its revolving credit agreement with a syndicate of banks led by NationsBank of North Carolina, N.A. The previous agreement had been established during 1994 and provided a-three-year facility with a $150,000,000 line of credit. The new agreement provides a five-year facility with a line of credit of up to $300,000,000 at floating rates of interest (6.4% at June 30, 1995). Similarly, the prior facility also provided for floating rates of interest (4.6% at July 1, 1994).

      During 1994, the Company also raised $100,000,000 (before deducting underwriting fees and other costs) in the public market by issuing the 6 7/8% Notes due March 15, 2004.

      Annual payments on external financing in 1996, 1997, 1998, 1999 and 2000 will be $493,000, $390,000, $389,000, $222,000 and $210,268,000,
      respectively.


6.    Accrued expenses and other:
                                                      June 30,        July 1,
      (Thousands)                                       1995            1994

      Payroll, commissions and related                $ 51,407        $ 45,570
      Insurance                                         16,973          15,197
      Income taxes                                      25,606           4,615
      Dividend payable (Note 12)                         6,117           --
      Other                                             51,717          57,753

                                                      $151,820        $123,135

                         AVNET, INC. AND SUBSIDIARIES

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

      A reconciliation between the federal statutory tax rate and the effective tax rate is:

                                                        Years Ended
                                             June 30,     July 1,     June 30,
                                               1995        1994         1993

      Federal statutory rate                  35.0%        35.0%        34.0%
      State and local income taxes,
        net of federal benefit                 4.7          4.9          5.0
      Amortization of goodwill                 1.5          2.2           --
      Other, net                               1.2          1.0          0.5

      Effective tax rate                      42.4%        43.1%        39.5%


      The components of the provision for income taxes are indicated in the next table. The provision (future tax benefit) for deferred income taxes results from timing differences arising principally from inventory valuation, accounts receivable valuation and depreciation.


      (Thousands)                                      Years Ended
                                            June 30,      July 1,     June 30,
                                              1995         1994        1993
      Current:
        Federal                            $ 64,279       $53,212     $31,342
        State and local                      16,849        13,749       7,927
        Foreign                              16,489        10,019       4,135
        Total current taxes                  97,617        76,980      43,404

      Deferred:
        Federal                               3,290        (8,609)        777
        State and local                         861        (2,103)        211
        Foreign                               1,333           462         731
        Total deferred taxes                  5,484       (10,250)      1,719

      Provision for income taxes           $103,101       $66,730     $45,123




                         AVNET, INC. AND SUBSIDIARIES

            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)


7.    Income taxes (Continued):

      The 1994 tax provision includes an additional $500,000 federal tax provision for the impact of the retroactive increase in federal income tax rates enacted in 1994 as it related to 1993 income. In addition, $10,786,000 of income tax benefit, net, was recorded as an adjustment to goodwill for the tax impact of adjustments to the value of assets and liabilities acquired in connection with the acquisition of Hall-Mark Electronics.

      The significant components of deferred tax assets and liabilities included on the balance sheet as of the beginning and end of 1995 were as follows:

                                                          June 30,    July 1,
      (Thousands)                                           1995       1994

      Deferred tax assets:
        Inventory valuation                               $ 9,945     $13,593
        Accounts receivable valuation                       5,943       6,084
        Various accrued liabilities and other               7,040       7,562
                                                           22,928      27,239
      Deferred tax liabilities:
        Depreciation and amortization
          of fixed assets                                   5,546       4,987
        Other                                               5,948       6,057
                                                           11,494      11,044

      Net deferred assets                                 $11,434     $16,195


8.    Pension and profit sharing plans:

      During the three years ended June 30, 1995, the following amounts were charged (credited) to income under the Company's pension plan, 401(k) plan and a discretionary profit sharing plan:

                                                         Years Ended
                                                June 30,    July 1,   June 30,
      (Thousands)                                 1995       1994       1993

      Pension                                   ($  289)   ($ 796)    ($1,008)
      401(k)                                        486       851         447
      Profit sharing                              1,396       913         695

      The Company's noncontributory defined benefit pension plan and its 401(k) plan cover substantially all domestic employees, except for those at one unit covered by a profit sharing plan. The noncontributory pension plan was amended as of January 1, 1994 to provide defined benefits pursuant to a cash balance feature whereby a participant accumulates a benefit based upon a percentage of current salary, which varies with age, and interest credits. At June 30, 1995, the market value of the pension plan assets was $118,024,000 and these assets were comprised of U.S. Government securities (47%), common stocks (27%), money market funds (21%) and corporate debt obligations (5%).

                   AVNET, INC. AND SUBSIDIARIES

8.    Pension and profit sharing plans (Continued):

      In each of the last three years, the assumed interest rate and the expected return on plan assets were 8% while assumed salary increases were approximately 6% in 1993. Under the cash balance plan adopted during 1994, service costs are based solely on current year salary levels; therefore, projected salary increases are not taken into account. The pertinent calculations covering the pension credits, obligations and prepaid pension cost are summarized below:

      Credits to income:
                                                          Years Ended
      (Thousands)                                June 30,   July 1,   June 30,
                                                   1995      1994       1993
      Earned:
        Return on Plan assets - actual           $13,285   $ 2,221    $12,032
        Lower (higher) than expected
          return - deferred                      (4,570)     6,224    (4,264)
        Expected return                            8,715     8,445      7,768
        Amortization of 7/1/85 excess assets       2,829     2,830      2,830
        Amortization of prior service
          credits (costs)                            321       110       (101)
                                                  11,865    11,385     10,497

      Less benefits:
        Present value of benefits
          earned during year                       5,762     4,854      4,239
        Interest on projected benefit obligation   5,814     5,735      5,250
                                                  11,576    10,589      9,489

      Net credit to income                       $   289   $   796    $ 1,008


      Funded status of the Plan:
                                            June 30,     July 1,     June 30,
      (Thousands)                            1995         1994         1993

      Projected benefit obligation:
        Vested benefits                    $ 77,161     $ 73,343     $ 65,803
        Non-vested benefits                   3,120        2,894        2,402
          Accumulated benefit obligation     80,281       76,237       68,205
        Future salary assumption              --           --           5,253
          Projected benefit obligation       80,281       76,237       73,458
      Unamortized 7/1/85 excess assets       16,129       18,958       21,788
      Cumulative differences in:
        Return on Plan assets                 8,793        4,223       10,447
        Projected benefit obligation            273       (1,666)        (895)
      Unamortized prior service credits
        (costs)                               3,577        3,898         (915)
                                            109,053      101,650      103,883

      Less market value of Plan assets      118,024      110,332      111,769

      Prepaid pension cost                 $  8,971     $  8,682     $  7,886


                         AVNET, INC. AND SUBSIDIARIES

            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)


8.    Pension and profit sharing plans (Continued):

      The absence of a future salary assumption amount and the large unamortized prior service credit for the years ended June 30, 1995 and July 1, 1994 are due to the adoption of the cash balance plan. Not included in the above tabulations are pension plans of certain non-U.S. subsidiaries which are not material.


 9.   Long-term leases:

      The Company leases many of its operating facilities and is also committed under lease agreements for transportation and operating equipment. Rent expense charged to operations for the three years ended June 30, 1995 is as follows:

                                                   Years Ended
                                       June 30,        July 1,        June 30,
      (Thousands)                        1995            1994           1993

         Buildings                     $19,065        $17,487           $14,779
         Equipment                       4,857          5,307             2,811

                                       $23,922        $22,794           $17,590


      At June 30, 1995, aggregate future minimum lease commitments, principally for buildings, in 1996, 1997, 1998, 1999, 2000 and thereafter (through
      2003) are $14,730,000, $10,021,000, $7,005,000, $4,917,000, $2,529,000 and
      $4,577,000, respectively.


10.   Stock option and incentive programs:

      The Company has two stock option plans with shares still available for grant:


                                           1990                  1988
                                      Qualified Plan      Non-Qualified Plan

      Minimum exercise price as
      a percentage of fair market
      value at date of grant                    100%                     50%

      Life of options                       10 years                10 years

      Exercisable                       In whole or       25% annually after
                                        installments      one year

      Plan termination date                 11/28/00                12/31/98

      Shares available for
      grant at June 30, 1995                 415,500                  70,857

                         AVNET, INC. AND SUBSIDIARIES

10.   Stock Option and incentive programs (Continued):

      Under the non-qualified plan, the excess of the fair market value at the date of grant over the exercise price is considered deferred compensation which is amortized and charged against income as it is earned.


      Pertinent information covering options is:

      Option and market prices are
      per share                          1995           1994            1993

     Outstanding at end of year:
       Shares - Total                1,615,122        1,193,334        577,563
                Exercisable            683,372          489,637        343,563

       Option prices              $13.50-44.50     $13.50-38.50   $11.75-34.50
       Market prices at
        date granted              $19.75-44.50     $19.75-38.50   $19.75-38.19

     Granted:
       Shares                          527,500          821,590         69,000
       Option prices              $28.00-44.50     $17.63-38.50   $28.00-34.50

     Exercised:
       Shares                          100,139          114,445         87,950
       Option prices              $14.00-38.50     $11.75-34.00   $14.00-31.25

     Cancelled and expired:
       Shares                            5,573           91,374         30,500
       Option prices              $17.63-29.00     $17.63-38.50   $19.75-42.13


    In November 1994, the shareholders of the Company approved the 1994 Avnet Incentive Stock Program (the "1994 Program"). The 1994 Program supplements, will eventually replace, and is substantially similar to the already existing Avnet Incentive Stock Program (the "Existing Program"), which expires by its terms on October 31, 1995. Under the 1994 Program, a maximum of 350,000 shares of Avnet common stock may be awarded. As of June 30, 1995, no shares have been awarded under the 1994 Program and 211,478 shares are still available for award under the Existing Program based on operating achievements. Delivery of incentive shares under both programs is spread equally over a four-year period and is subject to the employee's continuance in the Company's employ. As of June 30, 1995, 56,685 shares previously awarded under the Existing Program have not yet been delivered.

    At June 30, 1995, 5,167,618 common shares were reserved for stock option and stock incentive programs and conversion of debentures.

                         AVNET, INC. AND SUBSIDIARIES

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

    Due to the change in the Company's fiscal year (see Note 1) and its historical dividend payment dates, the fiscal year ended July 1, 1994 includes the cash payment of the July 1, 1994 dividend. This results in the inclusion of three quarterly dividend payments in 1995, the inclusion of five quarterly dividend payments in 1994 and the absence of an unpaid dividend at the end of 1994.

    The net cash disbursed in each of the three years in connection with acquisitions (See Note 2), as well as the net cash collected in those years from dispositions, are reflected as "cash flows from acquisition of operations, net".

    Interest and income taxes paid were as follows:


                                                        Years Ended
                                               June 30,     July 1,   June 30,
    (Thousands)                                  1995        1994       1993

    Interest                                   $23,279     $12,622    $12,819
    Income taxes                                94,167      58,128     40,513

13. Restructuring and integration charges:

    During the first quarter of 1994, the Company recorded a special charge of $22,702,000 ($13,498,000 after tax or $0.33 per share) for restructuring and integration costs associated with the July 1, 1993 acquisition of-Hall-Mark and the restructuring of the Electrical and Industrial Group. These costs included accruals for severance, real and personal property lease terminations, relocation of employees, inventory adjustments related to supplier terminations and other items. As of the end of fiscal 1995, approximately $3,100,000 of the charge has not yet been utilized. The remaining balance is due primarily to long-term real estate lease and severance commitments.

                         AVNET, INC. AND SUBSIDIARIES

14. Segment and geographic information:

    The Company operates primarily in one industry segment through its Electronic Marketing Group, which distributes electronic components and computer products. For each of the last two years, the Electronic Marketing Group's sales, operating income and identifiable assets were greater than 85% of the comparable consolidated totals. For the years presented, the Company's other two industry segments, the Video Communications Group and the Electrical and Industrial Group, individually accounted for less than 10% of the Company's consolidated sales, operating income and identifiable assets. Geographic information is as follows:

                                                      Years Ended
    (Millions)                            June 30,       July 1,       June 30,
                                           1995          1994          1993
      Sales:
      Domestic operations               $3,411.8      $2,938.7       $1,834.6
      Foreign operations                   888.2         609.0          403.4

                                        $4,300.0      $3,547.7       $2,238.0

    Operating income:
      Domestic operations                 $228.3        $157.6         $105.6
      Foreign operations                    53.5          27.3           13.0
      Corporate                            (20.3)        (20.1)         (15.8)

                                          $261.5        $164.8         $102.8

    Identifiable assets:
      Domestic operations               $1,602.9      $1,432.5         $824.6
      Foreign operations                   466.6         316.8          208.9
      Corporate                             56.1          38.4          213.8

                                        $2,125.6      $1,787.7       $1,247.3


    Information for the Company's primary industry segment, the Electronic Marketing Group (domestic and foreign), is as follows:

                                                      Years Ended
                                         June 30,       July 1,       June 30,
    (Millions)                             1995          1994           1993

      Sales                             $3,873.0      $3,161.5       $1,917.3
      Operating income                     261.9         172.5          111.7
      Identifiable assets                1,888.8       1,578.1          866.3
      Property, plant and equipment:
        Additions                           43.2          18.1           11.1
        Depreciation                        18.7          15.8           12.7


    The segments are described on pages 3 to 12.

                         AVNET, INC. AND SUBSIDIARIES

15. Summary of quarterly results (unaudited)
    (Millions except per share data):

                              Gross             Income             Earnings
      Quarter      Sales      profit     Pre-tax      After tax    per share

    1st -  95    $  953.1     $186.0     $ 50.5      $ 28.9         $ .69
        -  94       878.0      173.0       19.8(a)     10.1(a)(b)     .25(a)(b)


    2nd -  95     1,040.0      193.8       54.2        31.1           .74
        -  94       850.5      165.0       41.2        23.6           .58


    3rd -  95     1,129.2      207.9       63.4        36.4           .86
        -  94       900.0      172.4       43.9        25.3           .62


    4th -  95     1,177.7      228.7       75.3        43.9          1.03
        -  94       919.2      185.7       49.9        29.1           .71


    Year - 95    $4,300.0     $816.4     $243.4      $140.3         $3.32
         - 94     3,547.7      696.1      154.8(a)     88.1(a)(b)    2.16(a)(b)



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

                                             SCHEDULE II
                                      AVNET, INC. AND SUBSIDIARIES

                                    VALUATION AND QUALIFYING ACCOUNTS
                     YEARS ENDED JUNE 30, 1995, JULY 1, 1994 AND JUNE 30, 1993
                                               (Thousands)



           Column A                    Column B                 Column C                  Column D        Column E

                                                                Additions

                                                          (1)              (2)
                                      Balance at      Charged to       Charged to                        Balance at
         Description                  beginning        costs and     other accounts -   Deductions -        end
                                      of period        expenses         describe         describe        of period
             1995
  Allowance for doubtful accounts       $21,975         $14,007          $456 (a)        $13,990 (b)        $23,421
                                                                          973 (c)

             1994
  Allowance for doubtful accounts        14,736          12,233           853 (a)          9,453 (b)         21,975
                                                                        3,606 (c)

             1993
  Allowance for doubtful accounts        12,519           9,678           549 (a)          8,010 (b)         14,736


 (a) Recovery of amounts
     previously written off

 (b) Uncollectible accounts
     written off

 (c) Acquisitions



                               INDEX TO EXHIBITS





                                                                Sequentially
Exhibit                                                           Numbered
Number                          Exhibit                             Page


11.      Statement regarding computation of per share earnings       51

21.      List of subsidiaries of the Registrant.                     52

23.      Consent of Arthur Andersen LLP                              53
