Form 10-Q
period 1995-09-29
AVNET INC
filed 1995-11-13
CIK 8858

SECURITIES AND EXCHANGE COMMISSION

                      WASHINGTON, D.C. 20549

                             FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934



For Quarter Ended September 29, 1995                Commission File  #1-4224


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


                   Yes  x                 No

The number of shares of the registrant's Common Stock (net of treasury shares)
as of the close of the period covered by this report . . . . . 43,287,624 shs.

The number of units then outstanding of other publicly-traded securities of the registrant:

6 7/8% Notes Due March 15, 2004 . . . . . . . . . . . . . . $100,000,000

                  AVNET, INC. AND SUBSIDIARIES

                               INDEX


Part  I.Financial Information                               Page No.

   Item 1.  Financial Statements:

        Consolidated Condensed Balance Sheets -
        September 29, 1995 and June 30, 1995                    3


        Consolidated Condensed Statements of Income -
        First Quarters Ended September 29, 1995 and
        September 30, 1994                                      4


        Consolidated Condensed Statements of Cash Flows -
        First Quarters Ended September 29, 1995 and
        September 30, 1994                                      5

        Notes to Consolidated Condensed Financial
        Statements                                              6 - 7


   Item 2.  Management's Discussion and Analysis                8 - 10


Part II.Other Information

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


   * Filed herewith

                  PART I - FINANCIAL INFORMATION

Item I.  Financial Statements

                   AVNET, INC. AND SUBSIDIARIES
               CONSOLIDATED CONDENSED BALANCE SHEETS
                      (dollars in thousands)


                                          September 29,     June 30,
                                              1995            1995
                                          (unaudited)      (audited)
Assets:
Current assets:
Cash and cash equivalents                  $   58,898      $   49,332
Receivables, less allowances of $24,901
  and $23,421, respectively                   783,427         713,644
Inventories (Note 3)                          827,045         747,477
Other     17,324                               13,838

Total current assets                        1,686,694       1,524,291

Property, plant & equipment, at cost, net     147,784         145,611
Goodwill, net of accumulated amortization of
  $27,276 and $24,481, respectively           481,527         419,479
Other assets                                   36,213          36,214

Total assets                               $2,352,218      $2,125,595

Liabilities:
Current liabilities:
Borrowings due within one year             $      224      $      493
Accounts payable                              348,065         314,887
Accrued expenses and other                    181,848         151,820

Total current liabilities                     530,137         467,200

  Long-term debt, less due within one year    437,929         419,016

Commitments and contingencies (Note 4)

Total liabilities                             968,066         886,216

Shareholders' equity (Note 5):
Common stock $1.00 par, authorized
60,000,000 shares, issued 43,708,000
shares and 41,204,000 shares, respectively     43,708          41,204
Additional paid-in capital                    414,925         310,843
Retained earnings                             934,526         896,102
Cumulative translation adjustments              1,012             814
Common stock held in treasury at cost,
420,000 shares and 412,000 shares,
respectively                                  (10,019)         (9,584)

Total shareholders' equity                  1,384,152       1,239,379

Total liabilities and shareholders'
  equity                                   $2,352,218      $2,125,595

     SEE NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS

                   AVNET, INC. AND SUBSIDIARIES
            CONSOLIDATED CONDENSED STATEMENTS OF INCOME
                 (thousands except per share data)


                                              First Quarter Ended

                                          September 29,   September 30,
                                              1995            1994
                                                    (unaudited)

Sales                                     $1,189,102       $  953,115

Cost of sales                                960,401          767,110

Gross Profit                                 228,701          186,005

Operating expenses:
Selling, shipping, general and
administrative                               139,856          124,567
Depreciation and amortization                  8,386            6,530

Operating income                              80,459           54,908

Investment and other income, net                 871              700

Interest expense                              (4,602)          (5,122)

Income before income taxes                    76,728           50,486

Income taxes                                  32,184           21,559

Net income                                $   44,544       $   28,927

Earnings per share                             $1.02            $0.69
Shares used to compute earnings per share     43,720           43,332




















     SEE NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS

                   AVNET, INC. AND SUBSIDIARIES
          CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS
                      (dollars in thousands)

                                             First Quarter Ended

                                         September 29,    September 30,
                                             1995             1994
                                                  (unaudited)

Cash flows from operating activities:
Net income                                $ 44,544         $ 28,927
Add non-cash and other reconciling items:
Depreciation and amortization                9,800            8,168
Deferred taxes                                (425)            (365)
Other, net (Note 6)                          4,478            4,061
                                            58,397           40,791

Receivables                                (52,343)         (25,747)
Inventories                                (77,648)         (36,063)
Payables, accruals and other, net           35,717           35,002

Net cash flows (used for) provided from
operations                                 (35,877)          13,983

Cash flows from financing activities:
Issuance of bank debt and commercial paper,
net of issuance costs                      123,653           38,500
Payment of other debt                       (7,001)          (2,600)
Cash dividends (Note 6)                     (6,121)            --
Other, net                                   1,000              620

Net cash flows provided from financing     111,531           36,520

Cash flows from investing activities:
Purchases of property, plant and equipment  (6,431)          (8,311)
Acquisition of operations, net (Note 6)    (59,730)         (32,472)

Net cash flows used for investing          (66,161)         (40,783)

Effect of exchange rates on cash and cash
equivalents                                     73              567

Cash and cash equivalents:
- increase                                   9,566           10,287
- at beginning of year                      49,332           53,876
- at end of period                        $ 58,898         $ 64,163

Additional cash flow information (Note 6)








     SEE NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS

                   AVNET, INC. AND SUBSIDIARIES

       NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS


1.In the opinion of the Company, the accompanying unaudited consolidated condensed financial statements contain all adjustments (consisting of normal recurring accruals) necessary to present fairly the financial position as of September 29, 1995 and June 30, 1995; the results of operations for the first quarters ended September 29, 1995 and September 30, 1994; and the cash flows for the first quarters ended September 29, 1995 and September 30, 1994.


2.The results of operations for the first quarter ended September 29, 1995 are not necessarily indicative of the results to be expected for the full year.


3.Inventories:
(Thousands)

                                       September 29,      June 30,
                                           1995             1995

Finished goods                          $700,601          $651,939
Work in process                           16,463             3,242
Purchased parts and raw materials        109,981            92,296

                                        $827,045          $747,477


4.From time to time, the Company may become liable with respect to pending and threatened litigation, taxes, and environmental and other matters.
The Company has been designated a potentially responsible party or has had other claims made against it in connection with environmental clean-ups at several sites. Based upon the information known to date, the Company believes that it has appropriately reserved for its share of the costs of the clean-ups and it is not anticipated that any contingent matters will have a material adverse impact on the Company's financial condition, liquidity or results of operations.


5.Number of shares of common stock reserved for stock
option and stock incentive programs including shares
to be reserved in connection with stock programs to be
voted on at the November 15, 1995 Annual Meeting of
Shareholders:                                            4,161,113


6.Additional cash flow information:

Other non-cash and reconciling items primarily include the provision for doubtful accounts.

    Due to the change in the Company's fiscal year in fiscal 1994 and its historical dividend payment dates, the July 1, 1994 dividend payment was paid in fiscal 1994 and accordingly, no cash was used for dividends in the first quarter of fiscal 1995.



                       AVNET, INC. AND SUBSIDIARIES

           NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS



6.  Additional cash flow information (Continued)

    Cash expended for the acquisition of operations in the first quarter of fiscal 1996 includes the cash paid for the acquisitions of VSI Electronics and Setron Schiffer Electronik GmbH & Co., KG, offset by cash received in connection with the sale of the motor, motor repair shop and OEM business of Brownell Electro. In the first quarter of fiscal 1995, cash expended for operations was primarily the cash paid in connection with the acquisition of Penstock, Inc.

    Interest and income taxes paid in the first quarter were as follows:

    (Thousands)
                                               1996              1995

    Interest                                  $7,105            $5,101
    Income taxes                              $2,492            $6,625




Item 2 Management Discussion and Analysis


Results of Operations

For the first quarter of 1996 ended September 29, 1995, consolidated sales were a record $1,189.1 million, up 25% when compared with last year's first quarter sales of $953.1 million. Net income for the quarter of $44.5 million was also a record, up 54% as compared with $28.9 million in the comparable period last year. Earnings as a percentage of sales were up 0.7% of sales to 3.7% as compared with 3.0% in the first quarter of last year. Earnings per share of $1.02, a record for any first quarter in Avnet's history, were 48% higher than last year's $.69 per share. The increase in sales came entirely from the Company's Electronic Marketing Group, which posted record sales for the quarter, as sales of the Video Communications Group were down when compared with the same prior year quarter.
Both the Electronic Marketing and Video Communications Groups had significant increases in net income as compared with the prior year period. During the first quarter of 1996, the Company completed the sale of the motor, motor repair shop and OEM business of Brownell Electro. Avnet Industrial, the remaining business of Brownell which serves the industrial marketplace primarily in MRO, together with the newly created Avnet Supply, a catalog business that serves the OEM/electronic production marketplace, and Allied Electronics now make up a new subgroup of the Electronic Marketing Group known as the Industrial Marketing Group. The results (which were not material) for Brownell, including the business that was sold, are included in the Electronic Marketing Group as of the first quarter of 1996, meaning that the Company's Electrical and Industrial Group has been eliminated as of the beginning of the 1996 fiscal year.

At the beginning of the current fiscal year, in July 1995, the Company completed the acquisition of VSI Electronics consisting of VSI Electronics (Australia) PTY Ltd., an Australian electronic components distributor, and VSI Electronics (NZ) Ltd., a New Zealand based electronic components distributor. In September 1995, the Company completed the acquisition of Setron Schiffer - Electronik GmbH & Co., KG, a limited partnership engaged in electronic distribution primarily through a catalogue and which operates in Germany and 20 other countries in Europe. These two acquisitions follow the seven acquisitions that the Company completed during fiscal 1995. The 1995 acquisitions were Penstock, Inc., acquired in the first quarter, Avnet Cable Technologies, acquired in the second quarter, Lyco Limited and a 70% interest in WKK Semiconductors, Ltd., acquired in the third quarter, and CK Electronique, BFI-IBEXSA International, Inc. and Sertek, Inc., acquired in the fourth quarter. Approximately 7% of the 25% increase in first quarter sales was derived from units which were acquired subsequent to the end of last year's first quarter.

Consolidated gross profit margins of 19.2% in the first quarter of 1996 were lower by 0.3% of sales as compared with 19.5% in the first quarter of last year. However, the Company's operating efficiency continued to improve as operating expenses as a percentage of sales fell to approximately 12.4%, down 1.3% of sales as compared with 13.7% in the first quarter of 1995. As a result, operating income as a percentage of sales increased to 6.8% in the first quarter of 1996 as compared with 5.8% in the first quarter of 1995.

Interest expense was lower in the first quarter of 1996 as compared with the comparable quarter last year due to the combination of a number of factors. The increase in interest rates and the increase in borrowings to fund the additional working capital requirements needed to support the growth in business and to fund the Company's acquisition program had the effect of increasing interest expense.




However, this increase was more than offset by the reversal of interest expense which was accrued at June 30, 1995 on the 6% Convertible Subordinated Debentures Due 2012 (the "Debentures") as well as the absence of interest expense associated with the Debentures in the first quarter of 1996. Following the Company's call for redemption of the Debentures, almost 100% of the outstanding Debentures were converted into common stock of the Company during the first quarter of 1996, thereby eliminating the requirement to pay interest on the Debentures subsequent to the most recent interest payment of April 15, 1995 and necessitating the reversal of interest accrued at June 30, 1995. The Company's effective tax rate decreased slightly in the first quarter of 1996 as compared with the first quarter of 1995 due primarily to a significant increase in pre-tax income as compared with the relatively small increase in the amount of non-deductible goodwill amortization, and, to a lesser extent, to the mix of earnings between the domestic and foreign operations to which different tax rates apply.

The Company's Electronic Marketing Group's sales in the first quarter of 1996 were $1,144.3 million, accounting for 96% of consolidated sales, compared with $849.8 million, or 89% of consolidated sales, in the first quarter of last year. Of this $294.5 million or 35% increase in sales, approximately $106.0 million was attributable to sales by companies which were acquired subsequent to last year's first quarter and to Brownell which was part of the Electrical and Industrial Group last year. The Group's gross profit margins were slightly lower than in the prior year's comparable quarter, but lower operating expenses as a percentage of sales more than offset the decrease in gross profit margins. As a result, Group earnings were up 54% and its net profit margin on sales increased by 0.4% of sales as compared with last year's first quarter. Each of the Group's operating units posted improved sales and, except for one small unit, posted improved income from operations as compared with last year's first quarter. All of the acquisitions noted above also contributed to the Group's improved profitability.

The Video Communication Group's first quarter sales of $44.8 million, which represented 4% of consolidated sales as compared with 6% in last year's first quarter, were down 20% as compared with $56.2 million in the first quarter of last year, due to product transitioning from satellite TV decoders to more profitable DBS (direct broadcast satellite) business. Group earnings increased by 64% compared with the prior year period.

As mentioned above, the Electrical and Industrial Group was eliminated as of the beginning of fiscal 1996 due to the sale of the motor, motor repair shop and OEM business of Brownell and the transfer of the Avnet Industrial business to the Electronic Marketing Group. Accordingly, its sales and net loss for the current quarter were included in the Electronic Marketing Group, while the prior period's results were included in the Electrical and Industrial Group. There was no restatement of prior period Group results due to the immaterial impact of the operations to both the Electronic Marketing Group and the Company as a whole.

Liquidity and Capital Resources

During the first quarter of 1996, the Company generated $58.4 million from income before depreciation and other non-cash items, and used $94.3 million for working capital needs resulting in $35.9 million of net cash flows being used for operations. In addition, the Company used $11.5 million for other normal business operations including purchases of property, plant and equipment ($6.4 million) and dividends ($6.1 million), offset by cash generated from other immaterial items ($1.0 million). This resulted in $47.4 million being used for normal business operations. The Company also used $66.7 million in connection with acquisitions, primarily VSI Electronics and Setron Schiffer-Electronik GmbH, KG., offset by cash received in connection with the sale of the motor, motor repair shop and OEM business of Brownell Electro, and for the repayment of other debt. This overall net use of cash of $114.1 million was financed by a $123.7 million increase in bank debt and commercial paper offset by a $9.6 million increase in cash and cash equivalents.

The Company's quick assets at September 29, 1995, totaled $842.3 million as compared with $763.0 million at June 30, 1995 and exceeded the Company's current liabilities by $312.2 million as compared with a $295.8 million excess at June 30, 1995. Working capital at September 29, 1995 was $1,156.6 million as compared with $1,057.1 million at June 30, 1995. At the end of the first quarter, to support each dollar of current liabilities, the Company had $1.59 of quick assets and $1.59 of other current assets for a total of $3.18 of current assets as compared with $3.26 at June 30, 1995.

In August 1995, the Company notified its Debentureholders of its decision to call for redemption on September 15, 1995 the entire amount of outstanding Debentures. Holders of $105.2 million of the Debentures exercised their right to convert the Debentures into approximately $2.4 million shares of Avnet common stock at a conversion price of $43.00 principal amount per share, thereby increasing shareholders' equity by $105.2 million. The remaining outstanding Debentures, amounting to $0.1 million, were redeemed on September 15, 1995, at a premium of 1.2% plus accrued interest.

During the first quarter of 1996, taking into account the conversion of the Debentures, shareholders' equity increased by $144.8 million to $1,384.2 million at September 29, 1995, while total debt increased by $18.6 million to $438.2 million. As a result, the total debt to capital (shareholders' equity plus total debt) ratio was 24.0% at September 29, 1995 as compared with 25.0% at June 30, 1995.

At September 29, 1995, the Company did not have any material commitments for capital expenditures. The Company and the former owners of a Company-owned site in Oxford, North Carolina have entered into a Consent Decree and Court Order with the Environmental Protection Agency (EPA) for the environmental clean-up of the site, the cost of which, according to the EPA's remedial investigation and feasibility study, is estimated to be approximately $6.3 million, exclusive of the $1.5 million in EPA past costs paid by the potentially responsible parties (PRP's). Pursuant to a Consent Decree and Court Order entered into between the Company and the former owners, the former owners have agreed to bear at least 70% of the clean-up costs of the site, and the Company will be responsible
for not more than 30% of those costs.   The Company is also a PRP in
an environmental clean-up at a site in North Smithfield, Rhode Island. In addition, the Company has received notice from a third party of its intention to seek indemnification for costs it may incur in connection with an environmental clean-up at a site in Rush, Pennsylvania resulting from the alleged disposal of wire insulation material at the site by a former unit of the Company. Based upon the information known to date, the Company believes that it has appropriately accrued in the financial statements for its share of the costs of the clean-up at these sites. The Company is also a PRP or has been notified of claims made against it at environmental clean-up sites in Huguenot, New York and in Hempstead, New York. At this time, the Company cannot estimate the amount of its potential liability, if any, for clean-up costs in connection with these sites, but does not anticipate that these matters or any other contingent matters will have a material adverse impact on the Company's financial condition, liquidity or results of operations.

The Company is not now aware of any commitments, contingencies or events within its control which may significantly change its ability to generate sufficient cash from internal or external sources to meet its needs.