Form 10-Q
period 1995-12-29
AVNET INC
filed 1996-02-12
CIK 8858

SECURITIES AND EXCHANGE COMMISSION

                            WASHINGTON, D.C. 20549

                                   FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934



For Quarter Ended December 29, 1995                Commission File  #1-4224


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


                         Yes  x                 No

The number of shares of the registrant's Common Stock (net of treasury shares)
as of the close of the period covered by this report . . . . . 43,305,757 shs.

The number of units then outstanding of other publicly-traded securities of the registrant:

      6 7/8% Notes Due March 15, 2004 . . . . . . . . . . . . . . $100,000,000

                         AVNET, INC. AND SUBSIDIARIES

                                     INDEX


Part  I. Financial Information                                    Page No.

         Item 1.  Financial Statements:

              Consolidated Condensed Balance Sheets -
              December 29, 1995 and June 30, 1995                     3


              Consolidated Condensed Statements of Income -
              First Halves Ended December 29, 1995 and
              December 30, 1994                                       4


               Consolidated Condensed Statements of Income -
              Second Quarters Ended December 29, 1995 and
              December 30, 1994                                       5


              Consolidated Condensed Statements of Cash Flows -
              First Halves Ended December 29, 1995 and
              December 30, 1994                                      6

              Notes to Consolidated Condensed Financial
              Statements                                              7 - 8


         Item 2.  Management's Discussion and Analysis                9 - 12


Part II. Other Information

         Item 6.  Exhibits and Reports from Form 8-K:

                  a.  The following documents are filed as
                      part of this report:

                      *Exhibit 11.1 - Computation of Earnings per
                                     share - Primary                 13 - 14

                      *Exhibit 11.2 - Computation of Earnings per
                                     share - Fully Diluted           15 - 16

                       Exhibit 3(ii) - By-laws of the Registrant
                        as currently in effect (incorporated herein by reference to Commission file NO.1-4224, current report on Form 8-K dated February 12, 1996.)

                       Exhibit 10 -   Avnet 1995 Stock Option Plan
                        (incorporated herein by reference to Commission file No. 1-4224, current report on Form
                        8-K dated February 12, 1996.)

         Signature Page                                              17


         * Filed herewith

                        PART I - FINANCIAL INFORMATION

Item I.  Financial Statements

                         AVNET, INC. AND SUBSIDIARIES
                     CONSOLIDATED CONDENSED BALANCE SHEETS
                            (dollars in thousands)


                                                December 29,      June 30,
                                                    1995            1995
                                                (unaudited)      (audited)
Assets:
  Current assets:
    Cash and cash equivalents                    $   63,296      $   49,332
Receivables, less allowances of $27,493
      and $23,421, respectively                     791,790         713,644
    Inventories (Note 3)                            908,047         747,477
Other      15,885                                    13,838

      Total current assets                        1,779,018       1,524,291

  Property, plant & equipment, at cost, net         155,624         145,611
  Goodwill, net of accumulated amortization of
    $30,426 and $24,481, respectively               490,667         419,479
  Other assets                                       37,115          36,214

      Total assets                               $2,462,424      $2,125,595

Liabilities:
  Current liabilities:
    Borrowings due within one year               $      289      $      493
    Accounts payable                                388,592         314,887
    Accrued expenses and other                      155,616         151,820

      Total current liabilities                     544,497         467,200

  Long-term debt, less due within one year          493,922         419,016

Commitments and contingencies (Note 4)

      Total liabilities                           1,038,419         886,216

Shareholders' equity (Note 5):
  Common stock $1.00 par, authorized
    60,000,000 shares, issued 43,729,000
    shares and 41,204,000 shares, respectively       43,729          41,204
  Additional paid-in capital                        416,010         310,843
  Retained earnings                                 974,350         896,102
  Cumulative translation adjustments                     56             814
  Common stock held in treasury at cost,
    423,000 shares and 412,000 shares,
    respectively                                    (10,140)         (9,584)

      Total shareholders' equity                  1,424,005       1,239,379

      Total liabilities and shareholders'
        equity                                   $2,462,424      $2,125,595

           SEE NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS

                         AVNET, INC. AND SUBSIDIARIES
                  CONSOLIDATED CONDENSED STATEMENTS OF INCOME
                       (thousands except per share data)


                                                    First Half Ended

                                                December 29,    December 30,
                                                    1995            1994
                                                        (unaudited)

Sales                                           $2,490,666       $1,993,152

Cost of sales                                    2,022,174        1,613,291

Gross Profit                                       468,492          379,861

Operating expenses:
  Selling, shipping, general and
    administrative                                 283,046          253,329
  Depreciation and amortization                     17,623           13,775

Operating income                                   167,823          112,757

Investment and other income, net                     1,095            2,311

Interest expense                                   (11,574)         (10,383)

Income before income taxes                         157,344          104,685

Income taxes                                        66,109           44,699

Net income                                      $   91,235       $   59,986

Earnings per share                                   $2.09            $1.43
Shares used to compute earnings per share           43,705           43,352





















           SEE NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS

                         AVNET, INC. AND SUBSIDIARIES
                  CONSOLIDATED CONDENSED STATEMENTS OF INCOME
                       (thousands except per share data)


                                                    Second Quarter Ended

                                                December 29,    December 30,
                                                    1995            1994
                                                        (unaudited)

Sales                                           $1,301,564       $1,040,037

Cost of sales                                    1,061,773          846,181

Gross Profit                                       239,791          193,856

Operating expenses:
  Selling, shipping, general and
    administrative                                 143,190          128,762
  Depreciation and amortization                      9,237            7,245

Operating income                                    87,364           57,849

Investment and other income, net                       224            1,611


Interest expense                                    (6,972)          (5,261)

Income before income taxes                          80,616           54,199

Income taxes                                        33,925           23,140

Net income                                      $   46,691       $   31,059

Earnings per share                                   $1.07            $0.74
Shares used to compute earnings per share           43,689           43,371




















           SEE NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS




                         AVNET, INC. AND SUBSIDIARIES
                CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS
                            (dollars in thousands)

                                                   First Half Ended

                                               December 29,     December 30,
                                                   1995             1994
                                                        (unaudited)

Cash flows from operating activities:
  Net income                                    $ 91,235         $ 59,986
  Add non-cash and other reconciling items:
    Depreciation and amortization                 20,791           16,972
    Deferred taxes                                (1,234)            (723)
    Other, net (Note 6)                            9,403            8,387
                                                 120,195           84,622

  Receivables                                    (64,974)         (53,246)
  Inventories                                   (147,175)         (53,594)
  Payables, accruals and other, net               30,681           75,713

    Net cash flows (used for) provided from
      operations                                 (61,273)          53,495

Cash flows from financing activities:
  Issuance of bank debt and commercial paper,
    net of issuance costs                        182,228           27,000
  Payment of other debt                           (9,524)          (2,625)
  Cash dividends (Note 6)                        (12,610)          (6,102)
  Other, net                                         745              751

    Net cash flows provided from financing       160,839           19,024

Cash flows from investing activities:
  Purchases of property, plant and equipment     (19,175)         (19,423)
  Acquisition of operations, net (Note 6)        (66,459)         (43,293)
  Other, net                                          -            (2,775)

    Net cash flows used for investing            (85,634)         (65,491)

Effect of exchange rates on cash and cash
  equivalents                                         32              303

Cash and cash equivalents:
      - increase                                  13,964            7,331
      - at beginning of year                      49,332           53,876
      - at end of period                        $ 63,296         $ 61,207

Additional cash flow information (Note 6)








           SEE NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS



                         AVNET, INC. AND SUBSIDIARIES

             NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS


1. In the opinion of the Company, the accompanying unaudited consolidated condensed financial statements contain all adjustments (consisting of normal recurring accruals) necessary to present fairly the financial position as of December 29, 1995 and June 30, 1995; the results of operations for the first halves and second quarters ended December 29, 1995 and December 30, 1994; and the cash flows for the first halves ended December 29, 1995 and December 30, 1994.


2. The results of operations for the first half and second quarter ended December 29, 1995 are not necessarily indicative of the results to be expected for the full year.


3.  Inventories:
    (Thousands)

                                             December 29,       June 30,
                                                 1995             1995

    Finished goods                            $837,694          $651,939
    Work in process                              5,326             3,242
    Purchased parts and raw materials           65,027            92,296

                                              $908,047          $747,477


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


5.  Number of shares of common stock reserved for stock
    option and stock incentive programs:                       4,140,438



6.  Additional cash flow information:

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





                       AVNET, INC. AND SUBSIDIARIES

           NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS



6.  Additional cash flow information (Continued)

    Cash expended for the acquisition of operations in the first half of fiscal 1996 includes the cash paid for the acquisitions of VSI Electronics, Setron Schiffer Electronik GmbH & Co., KG, and the Science and Technology Division of Mercuries and Associates, Ltd., offset by cash received in connection with the sale of the motor, motor repair shop and OEM business of Brownell Electro. In the first half of fiscal 1995, cash expended for operations was primarily the cash paid in connection with the acquisitions of Penstock, Inc. and Avnet Cable Technologies.

    Interest and income taxes paid in the first halves were as follows:

    (Thousands)
                                                1996             1995

    Interest                                  $12,811          $10,112
    Income taxes                              $57,085          $43,465


Item 2 Management Discussion and Analysis


Results of Operations


In the second quarter of fiscal 1996 ended December 29, 1995, consolidated sales were a record $1.302 billion, up 25% as compared with last year's second quarter sales of $1.040 billion. The increase in sales came entirely from the Electronic Marketing Group, which had record sales for the quarter; its second quarter sales were up 34% as compared with the same period last year. Sales of the Video Communications Group were
down when compared with last year's second quarter.   During the first
quarter of 1996, the Company completed the sale of the motor, motor repair shop and OEM business of Brownell Electro. Avnet Industrial, the remaining business of Brownell which serves the industrial marketplace primarily in MRO, together with the newly created Avnet Supply, a catalog business that serves the OEM/electronic production marketplace, and Allied Electronics now make up a new subgroup of the Electronic Marketing Group known as the Industrial Marketing Group. The results for Brownell (which were not material), including the business that was sold, were included in the Electronic Marketing Group as of the first quarter of 1996. The Company's Electrical and Industrial Group was, therefore, eliminated as of the beginning of the 1996 fiscal year.

At the beginning of the current fiscal year, in July 1995, the Company completed the acquisition of VSI Electronics consisting of VSI Electronics (Australia) PTY Ltd., an Australian electronic components distributor , and VSI Electronics (NZ) Ltd., a New Zealand based electronic components distributor. In September 1995, the Company completed the acquisition of Setron Schiffer - Electronik GmbH & Co., KG, a limited partnership engaged in electronic distribution primarily through a catalog and which operates in Germany and 20 other countries in Europe. In December 1995, the Company completed the acquisition of a 70% interest in the business formerly known as the Science and Technology Division of Mercuries and Associates, Ltd., a Taiwan-based electronic components distributor. After the end of the second quarter, in January 1996, the Company completed the acquisition of an 80% interest in Kopp Electronics, a South African-based electronics components distributor.

These four acquisitions follow the seven acquisitions that the Company completed during fiscal 1995. The 1995 acquisitions were Penstock, Inc., acquired in the first quarter, Avnet Cable Technologies, acquired in the second quarter, Lyco Limited and a 70% interest in WKK Semiconductors, Ltd., acquired in the third quarter, and CK Electronique, BFI-IBEXSA International, Inc. and Sertek Inc., acquired in the fourth quarter. Excluding the impact of sales attributable to companies acquired or disposed of during the comparable periods, consolidated second quarter sales would have been approximately 21% higher than in the prior year corresponding period.

Consolidated gross profit margins of 18.4% for the second quarter were lower by 2/10ths of 1% of sales as compared with 18.6% in the second quarter of last year. However, the Company's operating efficiency continued to improve as operating expenses as a percentage of sales fell to 11.7%, down 1.4% of sales as compared with 13.1% in the second quarter of last year. As a result, operating income as a percentage of sales increased to 6.7% in the second quarter of 1996, up 1.2% of sales as compared with 5.5% in the prior year's corresponding quarter.

Investment and other income in the second quarter of 1996 was lower than in the comparable period last year; however, investment and other income has had no material impact on earnings since the Company liquidated its marketable securities portfolio to partially fund the July 1, 1993 acquisition of Hall-Mark Electronics. Interest expense was higher in the second quarter of 1996 as compared with the second quarter of last year due to increased borrowings to fund additional working capital requirements to support the growth in business and to fund the Company's acquisition program. The Company's effective tax rate decreased slightly in the second quarter of 1996 as compared with the second quarter of 1995 due primarily to a significant increase in pre-tax income as compared with the relatively small increase in the amount of non-deductible goodwill amortization, and, to a lesser extent, to the mix of earnings between the domestic and foreign operations to which different tax rates apply.

As a result of the above, net income for the second quarter of 1996 reached a record $46.7 million, up 50% when compared with $31.1 million in the second quarter of last year. Net income as a percentage of sales increased 6/10ths of 1% of sales to 3.6% as compared with 3.0% last year. Earnings per share for the second quarter of 1996 was also a record, reaching $1.07 per share as compared with $0.74 in last year's second quarter.

Consolidated sales in the first half of 1996 were a record $2.491 billion, up 25% as compared with $1.993 billion in the first half of last year. Excluding the impact of sales attributable to companies acquired or disposed of during the comparable periods, consolidated first half sales would have been 20% higher than in the prior year. This increase was due entirely to increased sales at the Company's Electronic Marketing Group. Consolidated gross profit margins in the first half of this year were 18.8% as compared with 19.1% in the prior year, a decline of 3/10ths of 1% of sales. However, the decrease in operating expenses as a percentage of sales to 12.1% in the current year's first half, as compared with 13.4% in the first half of last year, more than offset the decrease in the gross profit margin. As a result, operating income as a percentage of sales increased to 6.7% in this year's first half as compared with 5.7% in the same period last year.

Investment and other income in the first half of 1996 was lower than in the prior year, although, as indicated above, it did not have a material impact on earnings. Interest expense for the first half of 1996 was up as compared with the same period last year due to the increase in borrowings to fund the additional working capital requirements to support the growth in business and to fund the Company's acquisition program, somewhat offset by the reversal of interest expense which was accrued at June 30, 1995 on the 6% Convertible Subordinated Debentures Due 2012 (the "Debentures"). Following the Company's call for redemption of the Debentures, almost 100% of the outstanding Debentures were converted into common stock of the Company in September 1995, thereby eliminating the requirement to pay interest on the Debentures subsequent to the most recent interest payment of April 15, 1995 and necessitating the reversal of interest accrued at June 30, 1995. The Company's effective tax rate decreased slightly in the first half of 1996 as compared with the first half of 1995 due primarily to a significant increase in pre-tax income as compared with the relatively small increase in the amount of non-deductible goodwill amortization, and, to a lesser extent, to the mix of earnings between the domestic and foreign operations to which different tax rates apply.

As a result of the above, net income for the first half of 1996 was a record $91.2 million, or 3.7% of sales, up 52% as compared with $60.0 million, or 3.0% of sales, in the first half of last year. Earnings per share for the first half of 1996 was a record $2.09, up 46% when compared with $1.43 in the first half last year.

The Electronic Marketing Group's sales in the second quarter and first half of 1996 were $1.245 billion and $2.390 billion, respectively, accounting for 96% of consolidated sales. This represented a 34% increase over the prior year's second quarter sales of $928 million and first half
sales of $1,778 billion.  Of the   $317 million increase in second quarter
sales and the $612 million increase in first half sales, approximately $99.9 million and $205.8 million, respectively, were attributable to companies which were not part of the Group during the entire prior year period. The balance of the increases in both periods were due to strong sales performances by each of the other units in the Group. Gross profit margins in both the second quarter and first half of this year were lower than in the prior year periods, but lower operating expenses as a percentage of sales more than offset the decrease in gross profit margins, resulting in higher operating income as a percentage of sales in both periods. Net income increased more than 50% in both the second quarter and first half of 1996 as compared with the like periods last year.

The Video Communications Group's second quarter sales of $56.4 million, which represented 4% of consolidated sales, were down 16% as compared with the prior year's quarter, while first half sales of $101.1 million were down 18% when compared with the prior year. Net income was up 48% and 55%, respectively, for the second quarter and first half of 1996 as compared with the prior year's comparable periods. The decrease in sales and increase in profits were due to sales transitioning from lower margin satellite TV decoders to more profitable DBS (direct broadcast satellite) business.

As mentioned above, the Electrical and Industrial Group was eliminated as of the beginning of fiscal 1996 due to the sale of the motor, motor repair shop and OEM business of Brownell and the transfer of the Avnet Industrial business to the Electronic Marketing Group. Accordingly, its results for the current year, including the results of the motor, motor repair shop and OEM business prior to its disposition, were included in the Electronic Marketing Group, while the prior period's results were included in the Electrical and Industrial Group. There was no restatement of prior period Group results due to the immaterial impact of the operations to both the Electronic Marketing Group and the Company as a whole.


Liquidity and Capital Resources

During the first half of 1996, cash generated from income before depreciation and other non-cash items amounted to $120.2 million. During that period, $181.5 million was used for working capital needs, resulting in $61.3 million of cash flows being used for operations. In addition, $31.0 million, net, was used for other normal business operations including purchases of property, plant and equipment ($19.2 million) and dividends ($12.6 million), offset by cash generated from other immaterial items ($.8 million). This resulted in $92.3 million being used for normal business operations. The Company also used $76.0 million in connection with acquisitions, offset by cash received in connection with the sale of the motor, motor repair shop and OEM business of Brownell Electro, and for the repayment of other debt. This overall use of cash of $168.3 million was financed by a $182.2 million increase in bank debt and commercial paper, offset by a $13.9 million increase in cash.

The Company's quick assets at December 29, 1995 totaled $855.1 million compared with $763.0 million at June 30, 1995, and exceeded the Company's current liabilities by $310.6 million as compared with a $295.8 million excess at June 30, 1995. Working capital at December 29, 1995 was $1,234.5 million compared with $1,057.1 million at June 30, 1995. At the end of the second quarter, to support each dollar of current liabilities, the Company had $1.57 of quick assets and $1.70 of other current assets for a total of $3.27 of current assets as compared with $3.26 at June 30, 1995.

In August 1995, the Company notified its Debentureholders of its decision to call for redemption on September 15, 1995 the entire amount of outstanding Debentures. Holders of $105.2 million of the Debentures exercised their right to convert the Debentures into approximately 2.4 million shares of Avnet common stock at a conversion price of $43.00 principal amount per share, thereby increasing shareholders' equity by $105.2 million. The remaining outstanding Debentures, amounting to $0.1 million, were redeemed on September 15, 1995, at a premium of 1.2% plus accrued interest.

During the first half of 1996, taking into account the conversion of the Debentures, shareholders' equity increased by $184.6 million to $1,424.0 million while total debt increased by $74.7 million to $494.2 million. As a result, the total debt to capital (shareholders' equity plus total debt) ratio was 25.8% at December 29, 1995 as compared with 25.3% at June 30, 1995. The Company's favorable balance sheet ratios would facilitate additional financing if, in the opinion of management, such financing would enhance the future operations of the Company.

At December 29, 1995, the Company did not have any material commitments for capital expenditures. The Company and the former owners of a Company-owned site in Oxford, North Carolina have entered into a Consent Decree and Court Order with the Environmental Protection Agency (EPA) for the environmental clean-up of the site, the cost of which, according to the EPA's remedial investigation and feasibility study, is estimated to be approximately $6.3 million, exclusive of the $1.5 million in EPA past costs paid by the potentially responsible parties (PRP's). Pursuant to a Consent Decree and Court Order entered into between the Company and the former owners, the former owners have agreed to bear at least 70% of the clean-up costs of the site, and the Company will be responsible for not more than 30% of those costs. The Company is also a PRP in an environmental clean-up at a site in North Smithfield, Rhode Island. In addition, the Company has received notice from a third party of its intention to seek indemnification for costs it may incur in connection with an environmental clean-up at a site in Rush, Pennsylvania resulting from the alleged disposal of wire insulation material at the site by a former unit of the Company. Based upon the information known to date, the Company believes that it has appropriately accrued in the financial statements for its share of the costs of the clean-up at these sites. The Company is also a PRP or has been notified of claims made against it at environmental clean-up sites in Huguenot, New York and in Hempstead, New York. At this time, the Company cannot estimate the amount of its potential liability, if any, for clean-up costs in connection with these sites, but does not anticipate that these matters or any other contingent matters will have a material adverse impact on the Company's financial condition, liquidity or results of operations.

The Company is not now aware of any commitments, contingencies or events within its control which may significantly change its ability to generate sufficient cash from internal or external sources to meet its needs.