Form 10-Q
period 1996-03-29
AVNET INC
filed 1996-05-13
CIK 8858

SECURITIES AND EXCHANGE COMMISSION

                            WASHINGTON, D.C. 20549

                                   FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934



For Quarter Ended March 29, 1996                Commission File  #1-4224


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


                         Yes  x                 No

The number of shares of the registrant's Common Stock (net of treasury shares)
as of the close of the period covered by this report . . . . . 43,352,996 shs.

The number of units then outstanding of other publicly-traded securities of the registrant:

     6 7/8% Notes Due March 15, 2004 . . . . . . . . . . . . . . $100,000,000

                       AVNET, INC. AND SUBSIDIARIES

                                     INDEX


Part  I. Financial Information                                    Page No.

         Item 1.  Financial Statements:

              Consolidated Condensed Balance Sheets -
              March 29, 1996 and June 30, 1995                        3

              Consolidated Condensed Statements of Income -
              Nine Months Ended March 29, 1996 and
              March 31, 1995                                          4

               Consolidated Condensed Statements of Income -
              Third Quarters Ended March 29, 1996 and
              March 31, 1995                                          5

              Consolidated Condensed Statements of Cash Flows -
              Nine Months Ended March 29, 1996 and
              March 31, 1995                                         6
              Notes to Consolidated Condensed Financial
              Statements                                              7 - 8

         Item 2.  Management's Discussion and Analysis                9 - 12


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


         * Filed herewith











                        PART I - FINANCIAL INFORMATION

Item I.  Financial Statements

                         AVNET, INC. AND SUBSIDIARIES
                     CONSOLIDATED CONDENSED BALANCE SHEETS
                            (dollars in thousands)


                                                  March 29,       June 30,
                                                    1996            1995
                                                (unaudited)      (audited)
Assets:
  Current assets:
    Cash and cash equivalents                    $   65,896      $   49,332
Receivables, less allowances of $30,082
      and $23,421, respectively                     836,307         713,644
    Inventories (Note 3)                            915,578         747,477
Other      17,469                                    13,838

      Total current assets                        1,835,250       1,524,291

  Property, plant & equipment, at cost, net         165,878         145,611
  Goodwill, net of accumulated amortization of
    $33,680 and $24,481, respectively               500,396         419,479
  Other assets                                       36,573          36,214

      Total assets                               $2,538,097      $2,125,595

Liabilities:
  Current liabilities:
    Borrowings due within one year               $      323      $      493
    Accounts payable                                391,708         314,887
    Accrued expenses and other                      156,838         151,820

      Total current liabilities                     548,869         467,200

  Long-term debt, less due within one year          524,634         419,016

Commitments and contingencies (Note 4)

      Total liabilities                           1,073,503         886,216

Shareholders' equity (Note 5):
  Common stock $1.00 par, authorized
    60,000,000 shares, issued 43,745,000
    shares and 41,204,000 shares, respectively       43,745          41,204
  Additional paid-in capital                        416,149         310,843
  Retained earnings                               1,016,834         896,102
  Cumulative translation adjustments                 (2,520)            814
  Common stock held in treasury at cost,
    392,000 shares and 412,000 shares,
    respectively                                     (9,614)         (9,584)

      Total shareholders' equity                  1,464,594       1,239,379

      Total liabilities and shareholders'
        equity                                   $2,538,097      $2,125,595

           SEE NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS

                         AVNET, INC. AND SUBSIDIARIES
                  CONSOLIDATED CONDENSED STATEMENTS OF INCOME
                       (thousands except per share data)


                                                    Nine Months Ended

                                                  March 29,       March 31,
1996                                                1995
                                                        (unaudited)

Sales                                           $3,878,150       $3,122,328

Cost of sales                                    3,158,291        2,534,619

Gross Profit                                       719,859          587,709

Operating expenses:
  Selling, shipping, general and
    administrative                                 433,027          385,109
  Depreciation and amortization                     26,994           21,486

Operating income                                   259,838          181,114

Investment and other income, net                     1,553            3,428

Interest expense                                   (19,111)         (16,490)

Income before income taxes                         242,280          168,052

Income taxes                                       102,124           71,656

Net income                                      $  140,156       $   96,396

Earnings per share                                   $3.21            $2.29
Shares used to compute earnings per share           43,687           43,380





















           SEE NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS

                         AVNET, INC. AND SUBSIDIARIES
                  CONSOLIDATED CONDENSED STATEMENTS OF INCOME
                       (thousands except per share data)


                                                    Third Quarter Ended

                                                  March 29,       March 31,
                                                    1996            1995
                                                        (unaudited)

Sales                                           $1,387,484       $1,129,176

Cost of sales                                    1,136,117          921,328

Gross Profit                                       251,367          207,848

Operating expenses:
  Selling, shipping, general and
    administrative                                 149,981          131,780
Depreciation and amortization                        9,371            7,711

Operating income                                    92,015           68,357

Investment and other income, net                       458            1,117


Interest expense                                    (7,537)          (6,107)

Income before income taxes                          84,936           63,367

Income taxes                                        36,015           26,957

Net income                                      $   48,921       $   36,410

Earnings per share                                   $1.12            $0.86
Shares used to compute earnings per share           43,653           43,435




















           SEE NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS





                         AVNET, INC. AND SUBSIDIARIES
                CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS
                            (dollars in thousands)

                                                   Nine Months Ended

                                                 March 29,        March 31,
                                                   1996             1995
                                                        (unaudited)

Cash flows from operating activities:
  Net income                                    $140,156         $ 96,396
  Add non-cash and other reconciling items:
    Depreciation and amortization                 32,557           26,212
    Deferred taxes                                (1,431)            (534)
    Other, net (Note 6)                           14,881           14,415
                                                 186,163          136,489

  Receivables                                   (111,238)        (122,635)
  Inventories                                   (151,852)         (58,968)
  Payables, accruals and other, net               41,697           65,785

    Net cash flows (used for) provided from
      operations                                 (35,230)          20,671

Cash flows from financing activities:
  Issuance of bank debt and commercial paper,
    net of issuance costs                        212,683           77,600
  Payment of other debt                           (9,238)          (2,650)
  Cash dividends (Note 6)                        (19,109)         (12,205)
  Other, net                                      (1,196)           1,458

    Net cash flows provided from financing       183,140           64,203

Cash flows from investing activities:
  Purchases of property, plant and equipment     (35,389)         (39,796)
  Acquisition of operations, net (Note 6)        (95,807)         (38,260)


    Net cash flows used for investing           (131,196)         (78,056)

Effect of exchange rates on cash and cash
  equivalents                                       (150)             984

Cash and cash equivalents:
      - increase                                  16,564            7,802
      - at beginning of year                      49,332           53,876
      - at end of period                        $ 65,896         $ 61,678

Additional cash flow information (Note 6)







           SEE NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS



                         AVNET, INC. AND SUBSIDIARIES

             NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS


1. In the opinion of the Company, the accompanying unaudited consolidated condensed financial statements contain all adjustments (consisting of normal recurring accruals) necessary to present fairly the financial position as of March 29, 1996 and June 30, 1995; the results of operations for the first nine months and third quarters ended March 29, 1996 and March 31, 1995; and the cash flows for the first nine months ended March 29, 1996 and March 31,1995.


2. The results of operations for the first nine months and third quarter ended March 29, 1996 are not necessarily indicative of the results to be expected for the full year.


3.  Inventories:
    (Thousands)

                                               March 29,        June 30,
                                                 1996             1995

    Finished goods                            $847,012          $651,939
    Work in process                              7,043             3,242
    Purchased parts and raw materials           61,523            92,296

                                              $915,578          $747,477


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


5.  Number of shares of common stock reserved for stock
    option and stock incentive programs:                       4,088,168



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





                       AVNET, INC. AND SUBSIDIARIES

           NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS



6.  Additional cash flow information (Continued)

    Cash expended for the acquisition of operations in the first nine months of fiscal 1996 includes the cash paid for the acquisitions of VSI Electronics, Setron Schiffer Electronik GmbH & Co., KG, the Science and Technology Division of Mercuries and Associates, Ltd. and Kopp Electronics, offset by cash received in connection with the sale of the motor, motor repair shop and OEM business of Brownell Electro. In the first nine months of fiscal 1995, cash expended for operations was primarily the cash paid in connection with the acquisitions of Penstock, Inc., Avnet Cable Technologies, Lyco Limited and WKK Semiconductors, Ltd.

    Interest and income taxes paid in the first nine months were as follows:

    (Thousands)
                                                1996             1995

    Interest                                  $22,504          $15,776
    Income taxes                              $92,436          $61,169


Item 2 Management Discussion and Analysis


Results of Operations


In the third quarter of fiscal 1996 ended March 29, 1996, consolidated sales were a record $1.387 billion, up 23% as compared with last year's third quarter sales of $1.129 billion. The increase in sales came entirely from the Electronic Marketing Group, which had record sales for the quarter; its third quarter sales were up 32% as compared with the same period last year. Sales of the Video Communications Group were down
when compared with last year's third quarter.   During the first quarter
of 1996, the Company completed the sale of the motor, motor repair shop and OEM business of Brownell Electro. Avnet Industrial, the remaining business of Brownell which serves the industrial marketplace primarily in MRO, together with the newly created Avnet Supply, a catalog business that serves the OEM/electronic production marketplace, and Allied Electronics now make up a new subgroup of the Electronic Marketing Group known as the Industrial Marketing Group. The results for Brownell (which were not material), including the business that was sold, were included in the Electronic Marketing Group as of the first quarter of 1996. The Company's Electrical and Industrial Group was, therefore, eliminated as of the beginning of the 1996 fiscal year.

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

These four acquisitions follow the seven acquisitions that the Company completed during fiscal 1995. The 1995 acquisitions were Penstock, Inc., acquired in the first quarter, Avnet Cable Technologies, acquired in the second quarter, Lyco Limited and a 70% interest in WKK Semiconductors, Ltd., acquired in the third quarter, and CK Electronique, BFI-IBEXSA International, Inc. and Sertek Inc., acquired in the fourth quarter. Excluding the impact of sales attributable to companies acquired or disposed of during the comparable periods, consolidated third quarter sales would have been approximately 18% higher than in the prior year corresponding period.

Consolidated gross profit margins of 18.1% for the third quarter were lower by 3/10ths of 1% of sales as compared with 18.4% in the third quarter of last year. However, the Company's operating efficiency continued to improve as operating expenses as a percentage of sales fell to 11.5%, down 8/10ths of 1% of sales as compared with 12.3% in the third quarter of last year. As a result, operating income as a percentage of sales increased to 6.6% in the third quarter of 1996, up 5/10ths of 1% of sales as compared with 6.1% in the prior year's corresponding quarter. Investment and other income in the third quarter of 1996 was lower than in the comparable period last year; however, investment and other income has had no material impact on earnings since the Company liquidated its marketable securities portfolio to partially fund the July 1, 1993 acquisition of Hall-Mark Electronics. Interest expense was higher in the third quarter of 1996 as compared with the third quarter of last year due to increased borrowings to fund additional working capital requirements to support the growth in business and to fund the Company's acquisition program. The Company's effective tax rate decreased slightly in the third quarter of 1996 as compared with the third quarter of 1995 due primarily to a significant increase in pre-tax income as compared with the relatively small increase in the amount of non-deductible goodwill amortization, and, to a lesser extent, to the mix of earnings between the domestic and foreign operations to which different tax rates apply.

As a result of the above, net income for the third quarter of 1996 reached a record $48.9 million, up 34% when compared with $36.4 million in the third quarter of last year. Net income as a percentage of sales increased 3/10ths of 1% of sales to 3.5% as compared with 3.2% last year. Earnings per share for the third quarter of 1996 was also a record, reaching $1.12 per share as compared with $0.86 in last year's third quarter.

Consolidated sales in the first nine months of 1996 were a record $3.878 billion, up 24% as compared with $3.122 billion in the first nine months of last year. Excluding the impact of sales attributable to companies acquired or disposed of during the comparable periods, consolidated first nine months sales of 1996 would have been 19% higher than in the prior year. This increase was due entirely to increased sales at the Company's Electronic Marketing Group. Consolidated gross profit margins in the first nine months of this year were 18.6% as compared with 18.8% in the prior year, a decline of 2/10ths of 1% of sales. However, the decrease in operating expenses as a percentage of sales to 11.9% in the current year's first nine months, as compared with 13.0% in the first nine months of last year, more than offset the decrease in the gross profit margin. As a result, operating income as a percentage of sales increased to 6.7% in this year's first nine months as compared with 5.8% in the same period last year.

Investment and other income in the first nine months of 1996 was lower than in the prior year, although, as indicated above, it did not have a material impact on earnings. Interest expense for the first nine months of 1996 was up as compared with the same period last year due to the increase in borrowings to fund the additional working capital requirements to support the growth in business and to fund the Company's acquisition program, somewhat offset by the reversal of interest expense which was accrued at June 30, 1995 on the 6% Convertible Subordinated Debentures Due 2012 (the "Debentures"). Following the Company's call for redemption of the Debentures, almost 100% of the outstanding Debentures were converted into common stock of the Company in September 1995, thereby eliminating the requirement to pay interest on the Debentures subsequent to the most recent interest payment of April 15, 1995 and necessitating the reversal of interest accrued at June 30, 1995. The Company's effective tax rate decreased slightly in the first nine months of 1996 as compared with the first nine months of 1995 due primarily to a significant increase in pre-tax income as compared with the relatively small increase in the amount of non-deductible goodwill amortization, and, to a lesser extent, to the mix of earnings between the domestic and foreign operations to which different tax rates apply.

As a result of the above, net income for the first nine months of 1996 was a record $140.2 million, or 3.6% of sales, up 45% as compared with $96.4 million, or 3.1% of sales, in the first nine months of last year.
Earnings per share for the first nine months of 1996 was a record $3.21, up 40% when compared with $2.29 in the first nine months of last year.

The Electronic Marketing Group's sales in the third quarter and first nine months of 1996 were $1.331 billion and $3.721 billion, respectively, accounting for 96% of consolidated sales. This represented a 32% increase over the prior year's third quarter sales of $1.011 billion and a 33% increase over the prior year's first nine months sales of $2.789 billion. Of the $320 million increase in third quarter sales and the $932 million increase in the first nine months sales, approximately $115 million and $320 million, respectively, were attributable to companies which were not part of the Group during the entire prior year period. The balance of the increases in both periods were due to strong sales performances by each of the other units in the Group. Gross profit margins in both the third quarter and first nine months of this year were lower than in the prior year periods, but lower operating expenses as a percentage of sales more than offset the decrease in gross profit margins, resulting in higher operating income as a percentage of sales in both periods. Net income increased by 33% and 45% in the third quarter and first nine months of 1996, respectively, as compared with the like periods last year.

The Video Communications Group's third quarter sales of $56.0 million, which represented 4% of consolidated sales, were down 22% as compared with the prior year's quarter, while the first nine months sales of $157.1 million were down 19% when compared with the prior year. Net income was up 17% and 41%, respectively, for the third quarter and first nine months of 1996 as compared with the prior year's comparable periods. The decrease in sales and increase in profits were due to sales transitioning from lower margin satellite TV decoders to more profitable DBS (direct broadcast satellite) business.

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

Liquidity and Capital Resources

During the first nine months of 1996, cash generated from income before depreciation and other non-cash items amounted to $186.2 million. During that period, $221.4 million was used for working capital needs, resulting in $35.2 million of cash flows being used for operations. In addition, $55.9 million, net, was used for other normal business operations including purchases of property, plant and equipment ($35.4 million), dividends ($19.1 million) and other immaterial items ($1.4 million). This resulted in $91.1 million being used for normal business operations. The Company also used $105.0 million in connection with acquisitions, offset by cash received in connection with the sale of the motor, motor repair shop and OEM business of Brownell Electro, and for the repayment of other debt. This overall use of cash of $196.1 million was financed by a $212.7 million increase in bank debt and commercial paper, offset by a $16.6 million increase in cash and cash equivalents.

The Company's quick assets at March 29, 1996 totaled $902.2 million compared with $763.0 million at June 30, 1995, and exceeded the Company's current liabilities by $353.3 million as compared with a $295.8 million excess at June 30, 1995. Working capital at March 29, 1996 was $1,286.4 million compared with $1,057.1 million at June 30, 1995. At the end of the third quarter, to support each dollar of current liabilities, the Company had $1.64 of quick assets and $1.70 of other current assets for a total of $3.34 of current assets as compared with $3.26 at June 30, 1995.

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

During the first nine months of 1996, taking into account the conversion of the Debentures, shareholders' equity increased by $225.2 million to $1,464.6 million while total debt increased by $105.5 million to $525.0 million. As a result, the total debt to capital (shareholders' equity plus total debt) ratio was 26.4% at March 29, 1996 as compared with 25.3% at June 30, 1995. The Company's favorable balance sheet ratios would facilitate additional financing if, in the opinion of management, such financing would enhance the future operations of the Company.

At March 29, 1996, the Company did not have any material commitments for capital expenditures. The Company and the former owners of a Company-owned site in Oxford, North Carolina have entered into a Consent Decree and Court Order with the Environmental Protection Agency (EPA) for the environmental clean-up of the site, the cost of which, according to the EPA's remedial investigation and feasibility study, is estimated to be approximately $6.3 million, exclusive of the $1.5 million in EPA past costs paid by the potentially responsible parties (PRP's). Pursuant to a Consent Decree and Court Order entered into between the Company and the former owners, the former owners have agreed to bear at least 70% of the clean-up costs of the site, and the Company will be responsible for not more than 30% of those costs. The Company is also a PRP in an environmental clean-up at a site in North Smithfield, Rhode Island. In addition, the Company has received notice from a third party of its intention to seek indemnification for costs it may incur in connection with an environmental clean-up at a site in Rush, Pennsylvania resulting from the alleged disposal of wire insulation material at the site by a former unit of the Company. Based upon the information known to date, the Company believes that it has appropriately accrued in the financial statements for its share of the costs of the clean-up at these sites. The Company is also a PRP or has been notified of claims made against it at environmental clean-up sites in Huguenot, New York and in Hempstead, New York. At this time, the Company cannot estimate the amount of its potential liability, if any, for clean-up costs in connection with these sites, but does not anticipate that these matters or any other contingent matters will have a material adverse impact on the Company's financial condition, liquidity or results of operations.

The Company is not now aware of any commitments, contingencies or events within its control which may significantly change its ability to generate sufficient cash from internal or external sources to meet its needs.