Form 10-K
period 1996-06-28
AVNET INC
filed 1996-09-19
CIK 8858

SECURITIES AND EXCHANGE COMMISSION
                         Washington, D.C.  20549

                                   FORM 10-K

[X] Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 (Fee required)

For the fiscal year ended June 28, 1996  or

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

                          Yes /  x  /  No /____/

      Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein and will not be contained, to the best of the registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

The aggregate market value (approximate) at September 13, 1996 of the registrant's voting stock held by non-affiliates................$2,029,996,031.


The number of shares of the registrant's Common Stock (net of treasury shares)
outstanding at September 13, 1996...............43,422,375 shares.




                      DOCUMENTS INCORPORATED BY REFERENCE
               ___________________________________

Certain portions of the Registrant's definitive proxy statement (to be filed pursuant to Reg. 14A) relating to the Annual Meeting of Shareholders anticipated to be held November 20, 1996 are incorporated herein by reference in Part III of this Report.

                                PART I

ITEM 1.  Business

      Avnet, Inc., incorporated in New York in 1955, together with its subsidiaries (the "Company" or "Avnet"), is a leading distributor of electronic components and computer products sold principally to industrial customers. Electronic component distributors are a vital link in the chain that connects suppliers of semiconductors, interconnect products, passives and electromechanical devices and computer products to original equipment manufacturers (OEMs) who design and build the complete spectrum of electronic equipment that utilizes the components. Avnet's primary customers are OEMs, including military contractors and the military. Components are shipped either as received from its suppliers or with assembly or other value added. Avnet adds value to the components which it sells by customizing them prior to shipment to meet individual customer specifications. It also provides inventory management services with respect to the electronic components it sells. Avnet also produces or distributes other electronic, electrical and video communications products.


      In order to better focus on its core business and to take advantage of the growing world markets for electronic components and computer products, the Company has been undergoing a period of growth by acquisitions since 1991. At the same time, the Company divested those operations deemed outside of its core business. These acquisitions and dispositions are described below.

      The industry segments in which Avnet operates are as follows:

      1. The Electronic Marketing Group is engaged in the marketing, assembly, and/or processing of electronic and electromechanical components and computer products, principally for industrial and some commercial and military use. It also offers an array of value-added services to its customers, such as inventory replenishment systems, kitting, connector and cable assembly and semiconductor programming.

      2. The Video Communications Group, consisting of the Company's Channel Master companies, is engaged in the manufacture, assembly and/or marketing of TV signal processing equipment. Channel Master is a leading manufacturer of DBS (Direct Broadcast Satellite) TV receiving antennas, conventional TV roof antennas and commercial satellite antenna systems (CATS).

      The Electrical and Industrial Group, which was eliminated as of the beginning of the *1996 fiscal year as described below, was engaged in the distribution of electrical motors and motor parts, electronic production line supplies, industrial supplies, maintenance and repair parts and measuring and control devices. During the first quarter of 1996, the Company completed the sale of the motor, motor repair shop and OEM business of Brownell Electro. Avnet Industrial, the remaining business of Brownell which serves the industrial marketplace primarily in maintenance and repair organizations ("MROs"), together with Allied Electronics, now make up a new subgroup of the Electronic Marketing Group known as the Industrial Marketing Group. The results for Brownell (which were not material), including the business that was sold, were included in the




* References herein to any particular year or quarter generally refer to the Company's fiscal calendar.

     Electronic Marketing Group as of the first quarter of 1996. The Company's Electrical and Industrial Group was, therefore, eliminated at the beginning of the 1996 fiscal year. There was no restatement of prior period Group results due to the immaterial impact of the operations to both the Electronic Marketing Group and the Company as a whole.

      The sales, operating income and indentifiable assets of the Company's Electronic Marketing Group (its primary segment) and its U.S. domestic and foreign operations, prepared in accordance with Statement of Financial Accounting Standards No. 14, are shown in Note 14 to the Company's consolidated financial statements appearing in Item 14 of this report.

      The following tables set forth, for each of Avnet's three fiscal years ended June 28, 1996, June 30, 1995 and July 1, 1994, the approximate amount of sales and net income of Avnet which is attributable to each industry segment shown above (after allocation of Corporate results):

                                     SALES


(Millions)                                       FISCAL YEARS ENDED

                                         June 28,      June 30,        July 1,
                                           1996          1995           1994
Electronic Marketing                     $5,004.9      $3,873.0       $3,161.5
Video Communications                        202.9         246.0          199.4
Electrical and Industrial                    -            181.0          186.8
                                         $5,207.8      $4,300.0       $3,547.7


                                  NET INCOME


(Millions)                                       FISCAL YEARS ENDED

                                         June 28,      June 30,       *July 1,
                                           1996          1995           1994
Electronic Marketing                       $177.3       $130.6          $ 94.6
Video Communications                         11.0         10.1             6.1
Electrical and Industrial                     -            (.4)            1.4
                                           $188.3       $140.3          $102.1


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

      In 1994, Avnet recorded a special charge of $22.7 million ($13.5 million after-tax) primarily for restructuring and integration costs associated with the acquisition of Hall-Mark Electronics Corporation ("Hall-Mark"). See Note 13 to the Company's consolidated financial statements in Item 14 of this report. As is typical in an acquisition of this type, there were many duplicate costs at the acquisition date related to excess personnel performing essentially the same functions, multiple sales offices in close proximity to one another, excess


warehouse and administrative office capacity, excess furniture, fixtures, machinery and equipment, redundant computer hardware and software and other items. In addition, many Avnet and Hall-Mark vendors supplied substantially the same products, resulting in additional costs of inventorying redundant parts. Consequently, the Company terminated a number of supplier relationships even though this caused the value of some inventory to be non-realizable in the ordinary course of business. In eliminating some of these duplicate costs, and in order to most effectively adopt and assimilate the two companies' best operating and administrative practices, a number of employee terminations and relocations were also required. Accordingly, the special charge recorded by the Company in 1994 included accruals for severance, real and personal property lease terminations, relocation of employees, inventory adjustments related to supplier terminations and other items.

Electronic Marketing Group

      The Electronic Marketing Group continues to be the dominant group in Avnet, accounting for 96% of Avnet's sales and 94% of its earnings in 1996. The Electronic Marketing Group is comprised of four subgroups known as the Original Equipment Manufacturer Marketing Group ("OMG"), the Computer Marketing Group, ("CMG") the Industrial Marketing Group ("IMG") and Avnet EMG International.

      On July 1, 1993 Avnet acquired Hall-Mark Electronics Corporation which, together with its subsidiary Allied Electronics, Inc., was the third largest electronic components distributor in North America. The acquisition added about 25,000 customers and additional distribution franchises to Avnet's Electronic Marketing Group.

      The OMG, which was formed at the end of 1996, consists of Hamilton Hallmark (including Hamilton Hallmark Technologies), Time Electronics (including Avnet Cable Technologies) and Penstock (including Sertek). The Hamilton Hallmark and Time Electronics (including Avnet Cable Technologies) units of the OMG and Avnet's Computer Marketing Group are the dominant North American operations in the Electronic Marketing Group, accounting for approximately
70% of the Group's 1996 worldwide sales. The remaining 30% of sales was accounted for by Allied Electronics, Penstock, Avnet Industrial and Avnet
EMG International.

Hamilton Hallmark is a distributor of semiconductors, computer products, connectors, passives and electromechanical products for industrial, commercial and military use. It also offers an array of value-added services to its customers, such as inventory replenishment systems, kitting and semiconductor programming. It is franchised by the top five United States semiconductor manufacturers: Advanced Micro Devices, Intel, Motorola, National Semiconductor and Texas Instruments. Hamilton Hallmark's customers are principally computer, telecommunications and aerospace OEMs. The percentage of total revenue contributed by each product line appears on page eight of this Report. Hamilton Hallmark's sales for 1996 totaled $2.357 billion, accounting for approximately 47% of Electronic Marketing Group sales.

      Time Electronics is the world's leading distributor of interconnect products including value-added connectors, electromechanical and passive components and cable assembly services. Time Electronics also distributes semiconductors. Its customers are principally industrial and military/aerospace OEMs. Time's Avnet Cable Technologies unit provides cable assemblies to major computer and medical equipment manufacturers as well as to other users of complex cable assemblies. Time's consolidated sales for 1996 totaled $348 million,accounting for approximately 7% of Electronic Marketing Group sales in 1996.

    Penstock, which includes Sertek, is the leading technical specialist distributor of microwave and radio frequency products and value-added services in the United States. Penstock's fiscal 1996 sales of $92 million represented approximately 2% of Electronic Marketing Group Sales.

      Avnet's CMG is an international distributor of computer products to value-added resellers and end users. As a result of the acquisition of Hall-Mark, two independent business units, Avnet Computer and Hall-Mark Computer Products, now operate together as Avnet's CMG. Avnet Computer sells computer systems and products primarily to end users. Hall-Mark Computer Products concentrates on sales of computer systems, peripherals and components to the reseller channel. The CMG's sales for 1996 totaled $832 million, accounting for approximately 17% of Electronic Marketing Group sales.

      The IMG is comprised of Allied Electronics, Inc. ("Allied") and Avnet Industrial. Allied is a broad line industrial distributor of active and passive electronic components, test equipment and electronic equipment which it sells by means of its catalog and telesales operations. Allied's principal customers are MROs as well as research and development and engineering departments of OEMs. Allied's 1996 sales of $117 million represented approximately 2% of Electronic Marketing Group sales. Avnet Industrial supplies the industrial, commercial, institutional, agricultural, governmental, mining and utility markets with a broad line of industrial maintenance and factory supplies.
It also distributes industrial display and control instruments and measuring devices and it maintains laboratories and service stations for their repair and recalibration. During 1996, inventory comprising the Mechanics Choice product line was sold to a third party.

      The Electronic Marketing Group's international activities outside of North America are conducted by Avnet EMG International, with operations in Europe, South Africa and the Asia/Pacific region. Avnet EMG International's sales for 1996 of $1.183 billion accounted for approximately 24% of Electronic Marketing Group sales. Avnet created its international operations through a series of acquisitions beginning in June 1991 with Avnet Access (formerly known as The Access Group), a United Kingdom electronics distributor based in Letchworth, England. Since the acquisition of Avnet Access, the Company has completed 13 additional acquisitions for its Avnet EMG International group including those completed in fiscal 1996 as described below. Avnet EMG International has locations throughout Western Europe and Eastern Europe, and has begun to penetrate the Asia/Pacific and South African markets. In addition to the various acquisitions, the Company has created Avnet Time operations in certain locations which specialize in interconnect products including value-added connectors, electromechanical and passive components and cable assembly services. There are currently Avnet Time locations in the U.K., France and Germany.

      During 1996 and 1995, the Company added eight new operations to Avnet EMG International - four in Europe, three in the Asia/Pacific region and one in South Africa.

      In July 1995, the Company completed the acquisition of VSI Electronics consisting of VSI Electronics (Australia) PTY Ltd., an Australian electronics components distributor and VSI Electronics (NZ) Ltd., a New Zealand-based electronic components distributor. In September 1995, the Company completed the acquisition of Setron Schiffer-Electronik GmbH & Co., KG, a limited partnership engaged in electronic distribution (primarily marketing its products through a catalog) which operates in Germany and 20 other countries in Europe including Eastern Europe. In December 1995, the Company completed the acquisition of a 70% interest in the Science and Technology Division of Mercuries and Associates, Ltd., a Tawian-based electronic components distributor, and in February 1996, the Company completed the acquisition of an 80% interest in Kopp Electronics Limited, a South African electronic components distributor.

      In January 1995, the Company acquired Lyco Limited, an Ireland-based electronics components distributor and provider of programming services, and also acquired a 70% interest in WKK Semiconductors, Ltd., a Hong Kong-based electronic components distributor with operations in Hong Kong and the Peoples Republic of China. In March 1995, the Company acquired CK Electronique, the largest independent programming company in France, which provides various services including component programming, testing and taping. In April 1995, the Company completed the acquisition of BFI-IBEXSA International, Inc., the leading pan-European technical specialist distributor of microwave and radio frequency components, magnetic sensors, connecting devices and other specialty components.

      Avnet EMG International currently consists of the operations listed below. Unless otherwise noted, each of the operations is primarily a distributor of semiconductors, computer products, connectors and passives and electromechanical devices for industrial and commercial use. Each operation also provides a variety of value-added services to its customers.

      - Avnet EMG Limited, located in the United Kingdom, does business through its Avnet Access and Avnet Time operations.

      - Avnet EMG France does business through its Avnet Composants, Avnet Time and CK Electronique operations.

      - Avnet Nortec, the leading Scandinavian electronics distributor, has operations in Sweden, Norway, Denmark, Finland and Estonia.

      - Avnet E2000 and its Avnet Time unit have operations in Germany, Austria and Switzerland.

      - Avnet EMG SrL, located in Italy, does business through its Avnet Adelsy and Avnet DeMico operations.

      -     Avnet Lyco is located in Ireland.

      - Avnet WKK Components, a joint venture, has operations in Hong Kong and the Peoples' Republic of China.

      - BFI-IBEXSA, the leading European technical distributor of microwave and radio frequency components, magnetic sensors, connecting devices and other specialty components, has operations in eight European countries.

      -     VSI Electronics has operations in Australia and New Zealand.

      - Avnet Setron is engaged in electronic distribution, primarily marketing its products through a catalog, with operations in Germany and 20 other countries in Europe.

      -     Avnet Mercuries is a joint venture located in Taiwan.

      -     Avnet Kopp is a joint venture located in South Africa.

  As of June 28, 1996, the Electronic Marketing Group had about 258 locations in the United States, Canada, Europe, South Africa and the Asia/Pacific region, many of which contain sales, warehousing and administrative functions for multiple business units. In addition, the Group has a small number of stores in customers' facilities.

      Most of the Electronic Marketing Group's product lines are covered by nonexclusive distributor agreements with suppliers, cancelable upon 30 to 180 days notice. Most of these agreements provide for the periodic return to the supplier of obsolete inventory and the return of all standard inventory upon termination of the contract.

      The Electronic Marketing Group accounted for 96%, 90% and 89% of Avnet's consolidated sales in 1996, 1995 and 1994, respectively. The Electronic Marketing Group's sales by major product class for the last three years is as follows:

                                                Fiscal Years Ended

                                     June 28,        June 30,         July 1,
  ($ in Millions)                      1996            1995            1994

  Semiconductors                    $3,037.6        $2,417.2         $2,017.8
  Computer products                  1,021.1           733.0            561.6
  Connectors                           386.8           372.3            317.9
  Other (primarily
    passives and electro-
    mechanical devices)                559.4           350.5            264.2
                                    $5,004.9        $3,873.0         $3,161.5


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

Video Communications Group

      The Video Communications Group, which consists of the Channel Master companies located in the U.S., the United Kingdom and Taiwan, principally designs, develops and manufactures TV signal processing equipment. Its sales in 1996 were $202.9 million or approximately 4% of Avnet's consolidated revenues.

      Channel Master is primarily a manufacturer/distributor of TV antennas, TV rotators and home satellite TV signal receiving and descrambling systems. Its products are used by home TV viewers and the SMATV (Satellite Master Antenna TV) and CATV (Community Antenna TV - also known as cable TV) industries. Channel Master produces antennas for DBS (Direct Broadcast Satellite) projects worldwide. Channel Master has two principal manufacturing facilities, one each in the U.S. and England.

      During the 1990 through 1993 fiscal-year period, Avnet closed down its audio equipment and satellite receiver manufacturing businesses in the Far East. However, Channel Master continues to manufacture certain proprietary TV signal amplifying and electronic equipment in Taiwan.

      The required materials used in manufacturing Channel Masters' products are purchased from many suppliers (except for TV rotators, which are purchased from a single supply source). Channel Master has no long-term supply contracts.

      All the items sold by Channel Master are in highly competitive fields.

Electrical and Industrial Group

      As described earlier in this report, Avnet's Electrical and Industrial Group was eliminated as of the beginning of 1996 due to the sale of the motor, motor repair shop and OEM business of Brownell and the transfer of the Avnet Industrial business to the Electronic Marketing Group. It had operated primarily in the electrical and electronic industrial equipment distribution industry and in the industrial maintenance and repair fields.

Number of Employees

      At June 28, 1996, Avnet had approximately 9,500 employees.

ITEM 2.     Properties

      As of June 28, 1996, Avnet owned or leased approximately 3,786,873 square feet of space for its principal office, warehouse, distribution, assembly, manufacturing, engineering and research facilities. Approximately 71% of the space was used by the Electronic Marketing Group. The Video Communications Group used approximately 28% of the space, and the Corporate office used about 1% of the space. Avnet also owned or leased approximately 595,746 square feet of space which was subleased to others. Of the total space owned or leased, approximately 82% was located in the United States.

ITEM 3.     Legal Proceedings

      In the opinion of management, based on all known facts, there are no material pending or threatened legal proceedings which the Company is required to report. However, as previously reported, the Company is a potentially responsible party ("PRP") or has received claims for indemnity in several environmental cleanups under the Comprehensive Environmental Response, Compensation and Liability Act ("CERCLA"). In particular, Avnet is one of approximately 14 PRPs subject to an administrative order issued by the Environmental Protection Agency ("EPA") pursuant to section 106 of CERCLA in connection with the cleanup of a National Priorities List site in North Smithfield, Rhode Island. Avnet's connection with the Rhode Island site arises from the alleged disposal of hazardous material at the site by its former Miller Electric and Carol Cable Company divisions which were sold in 1981. Also, real estate owned by the Video Communications Group in Oxford, North Carolina is listed on the EPA's National Priorities List, and the Company and the prior owner of the site have entered into a Consent Decree with the EPA pursuant to which the parties have agreed to clean up the site. Additional information about this site and other sites is set forth on pages 18 and 19 of this report.

ITEM 4.     Submission of Matters to a Vote of Security Holders

      None to be reported.


ITEM 4A. Executive Officers of the Company

      The current executive officers of the Company are:


Name                    Age    Office

Leon Machiz              72   Chairman of the Board, Chief Executive Officer and
Director
Roy Vallee               44   President, Chief Operating Officer, Vice Chairman
                              of the Board and Director
Sylvester D. Herlihy     69   Senior Vice President, Secretary and Director
David R. Birk            49   Senior Vice President and General Counsel
Steven C. Church         47   Senior Vice President
Anthony T. DeLuca        46   Senior Vice President and Chief Information
                              Officer
Burton Katz              54   Senior Vice President
Raymond Sadowski         42   Senior Vice President, Chief Financial Officer
                              and Assistant Secretary
Keith Williams           48   Senior Vice President and Director
John A. Carfora          50   Vice President
John T. Clark            42   Vice President
Bruce Evashevski         53   Vice President
Patrick Jewett           51   Vice President
Donald E. Sweet          59   Vice President
Morton M. Vogel          66   Vice President
Richard Ward             56   Vice President
John F. Cole             54   Controller
Stephanie A. Wagoner     37   Treasurer


      Mr. Machiz has been Chairman of the Board and Chief Executive Officer since December 1988.

      Mr. Vallee has been Vice Chairman of the Board since November 1992, President and Chief Operating Officer since March 1992, and a member of Avnet's Board of Directors since November 1991. Prior to March 1992, he was Senior Vice President and Director of Avnet's worldwide electronic operations.

      For more than five years, (1) Mr. Herlihy has been principally engaged as an executive of the business operations presently conducted by Avnet's Video Communications Group, (2) Messrs. Church, Clark, Jewett, Katz, Sweet and Ward have been principally engaged as executives of certain of the business operations presently conducted by Avnet's Electronic Marketing Group,
(3) Mr. DeLuca hasbeen Senior Vice President and Chief Information Officer,
(4) Mr. Carfora has been Vice President, Taxes and (5) Mr. Vogel has been
Vice President, Risk Management.

      Mr. Birk has been Senior Vice President and General Counsel since November 1992; prior thereto he was Vice President and General Counsel.

      Mr. Sadowski became Senior Vice President in November 1992 and Chief Financial Officer in February 1993. He was previously Avnet's Vice President and Controller.

      Before becoming Avnet's Controller in February 1993, Mr. Cole served as Controller of Avnet's Brownell Electro, Inc. subsidiary.

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

      Before becoming Avnet's Treasurer in February 1993, Ms. Wagoner served as the Assistant Treasurer.

      Mr. Evashevski became a Vice President of Avnet in September 1993. Before joining Avnet's Electronic Marketing Group on July 1, 1993, Mr. Evashevski was Vice President, Treasurer and Chief Financial Officer of Hall-Mark Electronics Corporation and served on its board of directors.

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

     The Company's common stock is listed on the New York Stock Exchange and the Pacific Stock Exchange. Quarterly market prices (as reported in the consolidated reporting system for issues listed on the New York Stock
Exchange) for the last two fiscal years were:


 Fiscal                       1996                          1995
Quarters                High        Low               High        Low

  1st                   55 5/8     47 1/2             38 3/8      31 1/2

  2nd                   53 1/2     41 1/4             39          33 3/4

  3rd                   50 7/8     38                 42 3/4      35 3/4

  4th                   54 3/8     41 5/8             49 3/4      39 7/8


Record Holders.

      As of September 13, 1996 there were approximately 5,537 record holders of Avnet's common stock.

Dividends declared per share.

      The declared cash dividend on the common stock was 15 cents per share during each quarter in fiscal 1996 and 1995.

ITEM 6.  Selected Financial Data*

(In $ millions except for per share and ratio data)
                                               Fiscal Year Ended
                        June 28,      June 30,      July 1,    June 30,     June 30,
                          1996          1995         1994        1993         1992
Income:
  Sales                 $5,207.8     $4,300.0      $3,547.7    $2,238.0     $1,759.0
  Gross profit             969.1        816.4         696.1       486.8        408.3
  Operating income         349.0        261.5         164.8(a)    102.8         69.6
  Income taxes             136.8        103.1          66.7        45.1         32.9
  Earnings                 188.3        140.3          85.3(a)     69.1         50.5

Financial Position:
  Working capital        1,293.9      1,057.1         888.0       803.1        848.9
  Total assets           2,521.7      2,125.6       1,787.7     1,247.3      1,242.7
  Total debt               497.5        419.5         303.1       106.7        175.7
  Shareholders'
    equity               1,505.2      1,239.4       1,108.5       868.2        837.2

Per Share:
  Earnings                  4.31         3.32          2.09(a)     1.91         1.42
  Dividends                  .60          .60           .60         .60          .60
  Book value               34.67        30.38         27.26       24.35        23.56

Ratios:
  Operating income
    margin on sales         6.7%         6.1%          4.6%(a)     4.6%         4.0%
  Profit margin
    on sales                3.6%         3.3%          2.4%(a)     3.1%         2.9%
  Return on equity         13.3%        12.0%          8.0%(a)     8.1%         6.2%
  Return on capital        11.0%        10.1%          7.0%(a)     7.6%         5.8%
  Quick                    1.6:1        1.6:1         1.7:1       2.1:1        2.7:1
  Working capital          3.5:1        3.3:1         3.4:1       3.9:1        4.7:1
  Total debt to
    capital                24.8%        25.3%         21.5%       10.9%        17.3%


(a) After special charges of $16.8 ($.41 per share) for (i) restructuring and integration charges ($13.5 or $.33 per share), (ii) the retroactive impact of the change in U.S. tax rates ($0.5 or $.01 per share) and
      (iii) the cumulative effect of a change in the method of accounting for income taxes ($2.8 or $.07 per share).


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

      The Company operates primarily in one industry segment through its Electronic Marketing Group, which distributes electronic components and computer products. The Electronic Marketing Group accounted for 96%, 90% and 89% of Avnet's consolidated sales in 1996, 1995 and 1994, respectively, and it accounted for 94%, 93% and 93% of consolidated net income during those respective periods. Therefore, due to the dominance of the Electronic Marketing Group and the non-material size of the Video Communications Group and the Electrical and Industrial Group (which was eliminated at the beginning of 1996 as described below), this discussion and analysis section will focus primarily on consolidated information.

      During the first quarter of 1996, the Company completed the sale of the motor, motor repair shop and OEM business of Brownell Electro. Avnet Industrial, the remaining business of Brownell which serves the industrial marketplace primarily in MRO, together with Allied Electronics, now make up a new subgroup of the Electronic Marketing Group known as the Industrial Marketing Group. The results for Brownell prior to the sale described above (which were not material), including the business that was sold, were included in the Electronic Marketing Group's results in the first quarter of 1996. The Company's Electrical andIndustrial Group was, therefore, eliminated as of the beginning of the 1996 fiscal year.

      Since July 1, 1994, the Company has completed eleven acquisitions for the Electronic Marketing Group - three in the United States, four in Europe, three in the Asia/Pacific region and one in South Africa. These acquisitions, four of which were completed during 1996 and seven of which were completed during 1995, are discussed earlier in this report and in Note 2 of the Notes to Consolidated Financial Statements.

      On July 1, 1993, Avnet completed its acquisition of Hall-Mark Electronics Corporation, including its wholly-owned subsidiary Allied Electronics, Inc. (together referred to as "Hall-Mark"). Prior to the acquisition, Hall-Mark was the nation's third largest distributor of electronic components.

Results of Operations

      Consolidated sales were a record $5.208 billion in 1996, or 21% higher than the $4.300 billion in 1995. This increase was due to strong sales growth at each operating unit in the Electronic Marketing Group, offset somewhat by lower sales in the Video Communications Group. The Electronic Marketing Group's sales in 1996 were $5.005 billion, up 29% as compared with $3.873 billion in 1995, and the Video Communications Group's sales in 1996 were $203 million, or 18% lower than the prior year's sales of $246 million. Of the $908 million increase in consolidated sales, approximately $212 million was contributed by operations acquired during 1996. Without such sales, consolidated sales would have been approximately 16% higher than in 1995. Each of the operating units in the Electronic Marketing Group posted double digit sales increases in 1996 as compared with 1995. Sales of Hamilton Hallmark, Penstock, the Computer Marketing Group, Time Electronics and Allied were up 16%, 41%, 32%, 10% and 19%,
respectively, in 1996 as compared with 1995. Sales of Avnet EMG International, which includes all of the Electronic Marketing Group's operations outside of North America, were up 61% in 1996 as compared with 1995 and were in excess of $1.183 billion. Excluding the sales contributed by operations acquired during 1996, Avnet EMG International's sales would have been approximately 32% higher than in 1995.

      Consolidated sales of $4.300 billion in 1995 were 21% higher than the $3.548 billion in 1994. This increase in consolidated sales was due primarily to strong sales growth at each operating unit in the Electronic Marketing Group and in the Video Communications Group. The Electronic Marketing Group's sales in 1995 were $3.873 billion, up 23% as compared with $3.162 billion in 1994, and the Video Communications Group's sales in 1995 were $246 million, up 23% as compared with $199 million in 1994. Of the $752 million increase in consolidated sales, approximately $119 million was contributed by operations acquired during 1995. Without such sales, consolidated sales would have been approximately 18% higher than in 1994. Each of the operating units in the Electronic Marketing Group posted double digit sales increases in 1995 as compared with 1994. Sales of Hamilton Hallmark, the Computer Marketing Group, Time Electronics and Allied Electronics were up 11%, 27%, 10% and 29%, respectively, as compared with 1994 sales. Avnet EMG International had sales of $734 million, up approximately 50% as compared with 1994.

      In 1996, sales of semiconductors, computer products, connectors and other products (principally passives and electromechanical devices) were higher than in 1995, representing 61%, 20%, 8%, and 11%, respectively, of the Electronic Marketing Group's sales as compared with 62%, 19%, 10% and 9%, respectively, in 1995.

      Gross profit margins were 18.6%, 19.0% and 19.6% in 1996, 1995 and 1994, respectively. This downward trend is due primarily to increased sales of microprocessors, which have lower gross margins than other products sold in the Company's product line and the competitive environment in the electronic distribution marketplace. However, as described below, decreases in operating expenses as a percentage of sales more than offset the impact of declining gross profit margins, resulting in sequentially higher operating income as a percentage of sales during the last three years.

      Although operating expenses in absolute dollars were sequentially higher during the last three years, they decreased significantly as a percentage of sales and as a percentage of gross profit. Excluding the 1994 special charge referred to below, the Company reduced operating expenses as a percentage of sales to 11.9% in 1996 as compared with 12.9% and 14.3% in 1995 and 1994, respectively. Operating expenses as a percentage of gross profit were 64.0% in 1996 as compared with 68.0% and 73.1% in 1995 and 1994, respectively. This improvement was due to the Company's continuing efforts toward improving operating efficiencies and the economies of scale and synergies resulting from the acquisition of Hall-Mark. As a result, operating income in 1996 was a record $349.0 million, up 33% as compared with $261.5 million in 1995 which had represented a 39% increase over 1994's operating income (before special charges) of $187.5 million. Operating income as a percentage of sales increased to 6.7% in 1996 as compared with 6.1% and 5.3% (before special charges) in 1995 and 1994, respectively.

      Investment and other income, which has had no material impact on earnings since the Company liquidated its marketable securities portfolio to partially fund the July 1, 1993 acquisition of Hall-Mark, was $2.0 million in 1996 as compared with $5.1 million and $4.8 million in 1995 and 1994, respectively.

      Interest expense was $25.9 million in 1996, as compared with $23.2 million and $14.7 million in 1995 and 1994, respectively. The increase in interest expense over the last two years is primarily attributable to an increase in borrowings to fund the additional working capital requirements needed to support the growth in business and to fund the Company's acquisition program. In 1996, average debt outstanding was approximately 30% higher than in 1995; however, interest expense was only 12% higher due to a combination of a lower effective interest rate and the impact of the reversal in 1996 of interest expense which was accrued at June 30, 1995 with respect to the Company's 6% Convertible Subordinated Debentures Due 2012 (the "Debentures"). Following the Company's call for redemption of the Debentures (see below), almost 100% of the outstanding Debentures were converted into common stock of the Company in September 1995, thereby eliminating the requirement to pay interest on the Debentures subsequent to the interest payment made on April 15, 1995 and necessitating the reversal of interest accrued at June 30, 1995.

      The Company's effective tax rate was 42.1% in 1996 as compared with 42.4% in 1995 and 43.1% (before taking into account the cumulative effect of the change in the method of accounting for income taxes) in 1994. The decrease in the effective tax rate during the three years presented is due primarily to the significant increase in pre-tax income as compared with the relatively small increase in the amount of non-deductible goodwill amortization, and, to a lesser extent, the mix of earnings between the domestic and foreign operations which are subject to different tax rates.

      As a result of the above, net income in 1996 was a record $188.3 million as compared with the $140.3 million and $102.1 million (before special charges) in 1995 and 1994, respectively. Net income as a percentage of sales was 3.6% in 1996 as compared with 3.3% and 2.9% (before special charges) in 1995 and 1994, respectively. The Electronic Marketing Group's net income in 1996 was a record $177.3 million as compared with $130.6 million and $94.6 million (before special charges) in 1995 and 1994, respectively, and its net profit margins were 3.5%, 3.4% and 3.0% (before special charges) during those respective periods. The Video Communications Group's net income in 1996 was almost $11.0 million as compared with $10.1 million and $6.1 million in 1995 and 1994, respectively, and its net profit margins were 5.4%, 4.1% and 3.0% during those respective periods.

      During the first quarter of 1994, the Company recorded special charges of $16.8 million after-tax. These charges included $13.5 million after-tax for restructuring and integration costs associated with the acquisition of Hall-Mark and the restructuring of the Electrical and Industrial Group, and $0.5 million for the impact of the retroactive increase in federal income tax rates enacted in fiscal 1994 as it related to fiscal 1993 income. Additionally, in the first quarter of 1994, the Company adopted the provisions of Statement of Financial Accounting Standards No. 109 "Accounting for Income Taxes" and recognized a charge for the cumulative effect of the change in accounting principle in the amount of $2.8 million. After those special charges, net income in 1994 was $85.3 million.

      As the Company has continued to increase its investment in foreign operations, the impact associated with the volatility of foreign currency exchange rates has become more apparent. The translation into U.S. dollars of the financial statements of the Company's foreign subsidiaries resulted in a $5.1 million charge in 1996, a $10.5 million credit in 1995 and a $4.6 million credit in 1994 which were recorded directly to shareholders' equity. The charge in 1996 was due primarily to the weakening of the U.K., French and German currencies against the U.S. dollar, and the credits in 1995 and 1994 were due primarily to the strengthening of the French, German, Swedish and U.K. currencies against the U.S. dollar. The effect of foreign currency exchange rate fluctuations on the 1996 statement of income was not material. Had the various average foreign currency exchange rates remained the same during 1996 as compared with 1995, theincrease in Avnet EMG International's 1996 sales would have been approximately 2% lower and the increase in its net income would have been approximately 1% higher as compared with 1995.

Liquidity and Capital Resources

      Over the last three years, cash generated from income before depreciation, amortization and other non-cash items amounted to $561.2 million. During that period, $522.3 million was used for working capital needs resulting in $38.9 million of net cash flows provided from operations. In addition, $197.3 million, net, was needed for other normal business operations including purchases ofproperty, plant and equipment ($127.8 million) and dividends
($73.6 million), offset by cash generated from other immaterial items
($4.1 million). This resulted in $158.4 million being used for normal business operations. During that three-year period, the Company also used $501.5 million, net, for acquisitions and the repayment of other debt. This overall use of cash of $659.9 million was financed by $487.9 million raised from additional borrowings and the use of $172.0 million of available cash.

      In 1996, the Company generated $237.1 million from income before depreciation, amortization and other non-cash items, and used $234.6 million for working capital needs resulting in $2.5 million of net cash flows provided from operations. In addition, the Company used $83.4 million for other normal business operations including purchases of property, plant and equipment ($55.8 million), dividends ($25.6 million) and other immaterial items ($2.0 million). This resulted in $80.9 million being used for normal business operations. The Company also used $108.6 million in connection with acquisitions, offset by cash received in connection with the sale of the motor, motor repair shop and OEM business of Brownell Electro, and for the payment of other debt. This overall use of cash of $ 189.5 million was financed by a $188.0 million increase in bank debt and commercial paper and by the use of $1.5 million of available cash.

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

      The Company's quick assets at June 28, 1996 totaled $850.3 million as compared with $763.0 million at June 30, 1995. At June 28, 1996, quick assets exceeded the Company's current liabilities by $331.0 million as compared with a $295.8 million excess at the end of 1995. Working capital at June 28, 1996 was $1.294 billion compared with $1.057 billion at June 30, 1995. At June 28, 1996 to support each dollar of current liabilities, the Company had $1.64 of quick assets and $1.85 of other current assets, for a total of $3.49 as compared with $3.26 at the end of the prior fiscal year.

      In 1995, the Company renegotiated its revolving credit agreement with a syndicate of banks led by NationsBank of North Carolina, N.A. ("NationsBank"). The previous agreement had been established during 1994 and provided a three-year facility with a $150.0 million line of credit. The renegotiated agreement provided a five-year facility with a line of credit of up to $300.0 million (the"Credit Facility"). In 1996, the Company amended the Credit Facility to increase the line of credit to $400.0 million. The Company may select from various interest rate options and maturities under this facility. The facility serves as a primary funding vehicle as well as a backup for the Company's commercial paper program pursuant to which the Company is authorized to issue short-term notes for current operational business requirements. During 1996, the Company also put in place an additional credit facility with NationsBank which provides a line of credit up to $50.0 million.

      In August 1995, the Company called for redemption the entire amount of outstanding Debentures. As a result, holders of $105.2 million of the Debentures exercised their rights to convert the Debentures into approximately
2.4 million shares of Avnet common stock at a conversion price of $43.00 principal amount per share, thereby increasing shareholders' equity by $105.2 million. The remaining outstanding Debentures, amounting to $0.1 million, were redeemed on September 15, 1995, at a premium of 1.2% plus accrued interest.
In addition, shareholders'equity was reduced by approximately $0.9 million due to the write-off of unamortized deferred loan expenses associated with the Debentures.

      At June 28, 1996, the Company had $295.7 million outstanding under its commercial paper program, $93.6 million (denominated in various foreign currencies) outstanding under the Credit Facility, $100.0 million of the 6 7/8% Notes due March 15, 2004, and $8.2 million of other debt. This $497.5 million of total debt at June 28, 1996 represents an increase of $78.0 million over the $419.5 million outstanding at June 30, 1995. The Company's debt to capital (shareholders' equity plus total debt) ratio was 25% at June 28, 1996 and June 30, 1995. In 1996, income was more than ten times greater than fixed charges. Internally generated cash flow during 1996, represented by net income before depreciation, amortization and other non-cash items, was $237.1 million or 48% of total debt at June 28, 1996.

      During the last three years, the Company's capital rose $1.028 billion to a total of $2.003 billion at June 28, 1996. Shareholders' equity increased by $637.0 million to $1.505 billion, $170.6 million due to the issuance of Avnet common stock and stock options in connection with the acquisition of Hall-Mark, $339.0 million from earnings, net of dividends, reinvested in the business, $104.3 million as a result of the conversion of the Debentures and by $23.1 million, net, of other items. Total debt increased by $390.8 million to $497.5 million at June 28, 1996. The Company's favorable balance sheet ratios would facilitate additional financing if, in the opinion of management, such financing would enhance the future operations of the Company.

      At June 28, 1996 the Company did not have any material commitments for capital expenditures. The Company and the former owners of a Company-owned site in Oxford, North Carolina have entered into a Consent Decree and Court Order with the Environmental Protection Agency (EPA) for the environmental clean-up of the site, the cost of which, according to the EPA's remedial investigation and feasibility study, is estimated to be approximately $6.3 million, exclusive of the $1.5 million in EPA past costs paid by the potentially responsible parties (PRP's). Pursuant to a Consent Decree and Court Order entered into between the Company and the former owners of the site, the former owners have agreed to bear at least 70% of the clean-up costs of the site, and the
Company will be responsible for not more than 30% of those costs.  As noted
in Item 3 of this Report, the Company is also a PRP in an environmental clean-up at a site in North Smithfield, Rhode Island.  In addition, the
Company has received notice from a third party of its intention to seek indemnification for costs it may incur in connection with an environmental clean-up at a site in Rush, Pennsylvania resulting from the alleged disposal of
wire insulation material at the site by a former unit of the Company.   Based
upon the information known to date, the Company believes that it has appropriately accrued in its financial statements for its share of the costs of the clean-up at all the above mentioned sites. The Company is also a PRP, or has been notified of claims made against it, at environmental clean-up sites in Huguenot, New York and in Hempstead, New York. At this time, the Company cannot estimate the amount of its potential liability, if any, for clean-up costs in connection with these sites, but does not anticipate that these matters or any other contingent matters will have a material adverse impact on the Company's financial condition, liquidity or results of operations.

      The Company is not now aware of any commitments, contingencies or events within its control which may significantly change its ability to generate sufficient cash from internal or external sources to meet its needs.

New Accounting Standard

      In October 1995, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 123 ("SFAS 123"), "Accounting for Stock - Based Compensation" which establishes a fair value based method of accounting and reporting for stock-based compensation. Under SFAS 123, companies may elect to follow the new fair value based method or to continue to report under Accounting Principles Board Opinion No. 25 ("APB 25"), "Accounting for Stock Issued to Employees". The Company is required to adopt SFAS 123 in its fiscal year 1997 and anticipates continuing to follow the accounting guidance of APB 25 with pro forma disclosure of the fair value method specified in SFAS 123.

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


ITEM 10.  Directors and Executive
          Officers of the Registrant

ITEM 11.  Executive Compensation

ITEM 12.  Security Ownership of Certain
          Beneficial Owners and Management

ITEM 13.  Certain Relationships and Related Transactions

      The information called for by Items 10, 11, 12 and 13 (except to the extent set forth in Item 4A above) is incorporated in this Report by reference to the Company's definitive proxy statement relating to the Annual Meeting of Shareholders anticipated to be held November 20, 1996.


                                    PART IV

ITEM 14.  Exhibits, Financial Statement
          Schedules and Reports on Form 8-K

a.  The following documents are filed as part of this report:

                                                                 Page
  1.  Financial Statements and Supplementary Data

        Report of Independent Public Accountants                  25

        Avnet, Inc. and Subsidiaries Consolidated
        Financial Statements:

          Statements of Income for the years ended
          June 28, 1996, June 30, 1995 and July 1, 1994           26

          Balance Sheets at June 28, 1996 and June 30, 1995       27

          Statements of Shareholders' Equity for the
          years ended June 28, 1996, June 30, 1995 and
          July 1, 1994.                                           28

          Statements of Cash Flows for the years ended
          June 28, 1996, June 30, 1995 and July 1, 1994.          29

        Notes to Consolidated Financial Statement                 30 - 42

  2.  Financial Statement Schedules

        (i) Schedule II for the years ended June 28,
        1996, June 30, 1995 and July 1, 1994.                     43

        Schedules other than those above have been omitted because they are not applicable or the required information is shown in the financial statements or notes thereto.

   3.  Exhibits:

    Exhibit
       No.                  Description

       3A. Certificate of Incorporation of the Company as currently in effect (incorporated by reference).

       3B. By-laws of the Company as currently in effect (incorporated herein by reference to the Company's Current Report on Form 8-K dated February 12, 1996, Exhibit 3(ii)).

       4. Specimen form of the Company's Common Stock Certificate (incorporated by reference to the Company's Registration Statement on Form S-2 (Registration No. 33-80932).

                  Note: The total amount of securities outstanding at the end of the period covered by this Report under any instrument which defines the rights of holders of Company's long-term debt does not exceed 10% of the total assets of the Company and its subsidiaries on a consolidated basis. Therefore, none of the instruments defining the rights of the holders of such long-term debt are required to be filed as exhibits to this Report. The Company agrees to furnish copies of such instruments to the Commission upon request.

                  Executive Compensation Plans and Arrangements

       10A. Restated Employment Agreement dated June 29, 1996 between the Company and Leon Machiz incorporated by reference to the Company's Current Report on Form 8-K dated September 18, 1996
                  Exhibit 10.1.

       10B.       Third Amendment dated June 1, 1995, to
                  Employment Agreement dated June 1, 1992 between the Company and Roy Vallee (incorporated by reference to the the Company's Current Report on Form 8-K dated September 26, 1995 Commission File No. 1-4224, Exhibit No. 10.2).

       10C. Second Amendment, dated July 1, 1993, to Employment Agreement dated July 1, 1992 between the Company and Roy Vallee (incorporated by reference to the Company's Annual Report on Form 10-K for the fiscal year ended June 30, 1993, Exhibit No.
                  10E).

       10D. Employment Agreement and amendment to Employment Agreement dated July 1, 1992 between the Company and Roy Vallee (incorporated by reference to the Company's Quarterly Report on Form 10-Q for the quarter ended April 2, 1993, Exhibit No.
                  10).
       10E. Employment Agreement, dated July 22, 1992 between the Company and Mr. Keith Williams (incorporated by reference to the Company's Annual Report on Form 10-K for the fiscal year ended June 30, 1992, Exhibit No. 10F).

       10F. Amendment dated July 1, 1996 to Consulting Agreement dated July 1, 1993 between the Company and Mr. David Shaw (incorporated by reference to the Company's Current Report on Form 8-K dated September 18, 1996 Exhibit 10.2

       10G. Consulting Agreement dated July 1, 1993 between the Comlpany and Mr. David Shaw (incorporated by reference to the Company's Annual Report or Form 10-K for the fiscal year ended June 30, 1993, Exhibit 10G.

       10H. Avnet 1984 Stock Option Plan (incorporated herein by reference to Registration Statement on Form S-8, Registration No. 2-96800: Exhibit 4-B).

       10I. Avnet 1988 Stock Option Plan (incorporated herein by reference to Registration Statement on Form S-8, Registration No. 33-29475: Exhibit 4-B).

       10J. Avnet 1990 Stock Option Plan (incorporated herein by reference to Commission File No. 1-4224, Annual Report on Form 10-K for the fiscal year ended June 30, 1992 Exhibit 10E).

       10K. Avnet 1995 Stock Option Plan (incorporated herein by reference to the Company's Current Report on Form 8-K dated February 12, 1996 Exhibit 10).

       10L. Avnet Second Incentive Stock Program (incorporated herein by reference to Registration Statement on Form S-8, Registration No. 2-94916; Exhibit 4-B).

       10M. 1994 Avnet Incentive Stock Program (incorporated herein by reference to Registration Statement on Form S-8, Registration No. 333-00129, Exhibit 99).

       10N. Avnet Employee Stock Puchase Plan (incorporated herein by reference to Registration Statement on Form S-8, Registration No. 33-62583, Exhibit 99).

       100. Outside Director Stock Bonus Plan as extended and amended, effective July 1, 1992 (incorporated herein by reference to the Company's Annual Report on Form 10-K for the fiscal year ended June 30, 1992 Exhibit 10H).

       10P. Retirement Plan for Outside Directors of Avnet, Inc., effective July 1, 1993 (incorporated herein by reference to Commission File No. 1-4224, Annual Report on Form 10-K for the fiscal year ended June 30, 1992 Exhibit 10I).

       11.*       Statement regarding computation of per share earnings.

       21.*       List of subsidiaries of the Company.
       23.*       Consent of Arthur Andersen LLP.

       24. Powers of Attorney (incorporated herein by reference to the Company's Current Report on Form 8-K dated September 18,
                  1996).

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


Date: September 19, 1996            By:   s/Leon Machiz
                                                Leon Machiz, Chairman of
                                                the Board, Chief Executive
                                                Officer and Director


      Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities indicated on September 19, 1996.

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

              *                                       Director
(Ehud Houminer)

              *                                       Director
(Salvatore J. Nuzzo)

              *                                       Director
(Frederic Salerno)

              *                                       Director
(David Shaw)

              *                                       Director
(Howard Stein)



            Signature                                        Title

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

* By: s/Raymond Sadowski
       (Raymond Sadowski)
        Attorney-in-Fact

REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS

The Board of Directors and Shareholders
Avnet, Inc.
Great Neck, New York

      We have audited the accompanying consolidated balance sheets of Avnet, Inc. (a New York corporation) and Subsidiaries as of June 28, 1996 and
June 30, 1995, and the related consolidated statements of income, shareholders' equity and cash flows for each of the three years in the period ended June
28, 1996. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

      In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Avnet, Inc. and Subsidiaries as of June 28, 1996 and June 30, 1995, and the results of their operations and their cash flows for each of the three years in the period ended June 28, 1996 in conformity with generally accepted accounting principles.

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



                                                s/ARTHUR ANDERSEN LLP


New York, New York
July 31, 1996

                         AVNET, INC. AND SUBSIDIARIES

                       CONSOLIDATED STATEMENTS OF INCOME
                      (Thousands, except per share data)

                                                    Years Ended

                                        June 28,      June 30,       July 1,
                                          1996          1995          1994

Sales                                  $5,207,797    $4,300,013    $3,547,743
Cost of sales                           4,238,743     3,483,649     2,851,681

Gross Profit                              969,054       816,364       696,062
Operating expenses:
  Selling, shipping, general and
    administrative                        584,319       526,019        481,448
 Depreciation and amortization             35,768        28,862         27,127
 Restructuring and integration
   (Note 13)                               --            --             22,702

Operating income                          348,967       261,483        164,785

Investment and other income, net            1,988         5,066          4,786

Interest expense                          (25,916)      (23,175)       (14,733)

Income before income taxes and
  cumulative effect of a change in
  accounting principle                    325,039       243,374        154,838

Income taxes (Note 7)                     136,783       103,101         66,730

Income before cumulative effect of
  a change in accounting principle        188,256       140,273         88,108

Cumulative effect of a change in the
  method of accounting for income
  taxes (Note 7)                           --            --             (2,791)

Net income                             $  188,256    $  140,273        $85,317

Earnings per share:
  Income before cumulative effect of
    a change in accounting principle   $     4.31    $     3.32    $      2.16

  Cumulative effect of a change in
    the method of accounting for
    income taxes                           --            --               (.07)

  Net income                           $     4.31    $     3.32    $      2.09

Shares used to compute earnings
 per share (Note 1)                        43,710        43,421         40,847

                See notes to consolidated financial statements



                         AVNET, INC. AND SUBSIDIARIES

                          CONSOLIDATED BALANCE SHEETS
                            (Dollars in thousands)

                                                         June 28,    June 30,
                                                           1996        1995
Assets:
  Current assets:
    Cash and cash equivalents                          $   47,808   $   49,332
    Receivables, less allowances of $34,615 and
      $23,421, respectively                               802,442      713,644
    Inventories (Note 3)                                  935,612      747,477
    Other                                                  27,280       13,838

      Total current assets                              1,813,142    1,524,291

  Property, plant and equipment, net (Note 4)             176,929      145,611
  Goodwill, net of accumulated amortization of
    $36,998 and $24,481, respectively (Note 1)            494,666      419,479
  Other assets                                             36,919       36,214

      Total assets                                     $2,521,656    $2,125,595

Liabilities:
  Current liabilities:
    Borrowings due within one year (Note 5)            $      282   $      493
    Accounts payable                                      353,918      314,887
    Accrued expenses and other (Note 6)                   165,022      151,820


      Total current liabilities                           519,222      467,200

  Long-term debt, less due within one year
   (Note 5)                                               497,223      419,016

  Commitments and contingencies (Notes 9 and 11)

      Total liabilities                                 1,016,445      886,216


Shareholders' equity (Note 10):
  Common stock $1.00 par, authorized 60,000,000
    shares, issued 43,842,000 shares and
    41,204,000 shares, respectively                        43,842       41,204
  Additional paid-in capital                              418,441      310,843
  Retained earnings                                     1,058,350      896,102
  Cumulative translation adjustments                       (4,243)          814
  Treasury stock at cost, 421,000 shares and
    412,000 shares, respectively                           (11,179)     (9,584)

      Total shareholders' equity                        1,505,211    1,239,379


      Total liabilities and shareholders' equity       $2,521,656   $2,125,595



                See notes to consolidated financial statements

                                           AVNET, INC. AND SUBSIDIARIES

                                  CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY

                             Years Ended June 28, 1996, June 30, 1995 and July 1, 1994
                                        (Thousands, except per share data)

                                                   Additional              Cumulative                   Total
                                         Common     Paid-in     Retained   Translation   Treasury   Shareholders'
                                         Stock      Capital     Earnings   Adjustments    Stock        Equity
Balance, June 30, 1993                  $36,131     $138,230   $  719,308   ($14,313)   ($11,196)   $  868,160

Net income                                                         85,317                               85,317
Dividends, $.60 per share                                         (24,359)                             (24,359)
Cumulative translation adjustments                                             4,621                     4,621
Acquisition of Hall-Mark Electronics
  (Note 2)                                4,858      165,717                                           170,575
Other, net, principally stock option
  and incentive programs                    115        3,202                                 884         4,201

Balance, July 1, 1994                    41,104      307,149      780,266     (9,692)    (10,312)    1,108,515

Net income                                                        140,273                              140,273
Dividends, $.60 per share                                         (24,437)                             (24,437)
Cumulative translation adjustments                                            10,506                    10,506
Other, net, principally stock option
  and incentive programs                    100        3,694                                 728         4,522

Balance, June 30, 1995                   41,204      310,843      896,102        814      (9,584)    1,239,379

Net income                                                        188,256                              188,256
Dividends, $.60 per share                                         (26,008)                             (26,008)
Cumulative translation adjustments                                            (5,057)                   (5,057)
Conversion of 6% Subordinated
  Debentures (Note 5)                     2,445      101,838                                           104,283
Other, net, principally stock option
  and incentive programs                    193        5,760                              (1,595)        4,358

Balance, June 28, 1996                  $43,842     $418,441   $1,058,350   ($ 4,243)   ($11,179)   $1,505,211

                                  See notes to consolidated financial statements

                         AVNET, INC. AND SUBSIDIARIES

                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                            (Dollars in thousands)

                                                          Years Ended
                                                June 28,    June 30,    July 1,
                                                 1996         1995        1994

Cash flows from operating activities:
  Net income                                   $188,256    $140,273    $ 85,317
  Add non-cash and other reconciling items:
    Depreciation and amortization                43,547      36,863      31,822
    Deferred taxes                              (14,490)      5,484     (10,250)
    Cumulative effect of change in
      accounting for income taxes                  --          --         2,791
    Other, net (Note 12)                         19,744      17,549      14,343
                                                237,057     200,169     124,023
  Receivables                                   (81,665)   (117,804)   (127,979)
  Inventories                                  (171,594)   (103,550)    (27,853)
  Payables, accruals and other, net              18,721      35,549      53,826

    Net cash flows provided
     from operating activities                    2,519      14,364      22,017

Cash flows from financing activities:
  Issuance of notes in public offering,
    net of issuance costs                          --          --        98,772
  Issuance of commercial paper and bank
    debt, net of issuance costs                 188,022     106,100      94,964
  Payment of other debt                         (12,274)     (4,589)       (149)
  Cash dividends (Note 12)                      (25,612)    (18,320)    (29,706)
  Other, net                                     (1,870)      2,282       2,549

    Net cash flows provided from financing
     activities                                 148,266      85,473     166,430

Cash flows from investing activities:
  Purchases of property, plant and
   equipment                                    (55,811)    (50,547)    (21,441)
  Acquisition of operations, net (Note 2)       (96,325)    (54,911)   (333,206)
  Other, net                                       --          --            21
   Net cash flows (used for) investing
    activities                                 (152,136)   (105,458)   (354,626)


Effect of exchange rate changes on cash
  and cash equivalents                             (173)      1,077         228

Cash and cash equivalents:
      - (decrease)                               (1,524)     (4,544)   (165,951)
      - at beginning of year                     49,332      53,876     219,827
      - at end of year                         $ 47,808    $ 49,332    $ 53,876

Additional cash flow information (Note 12)



                 See notes to consolidated financial statements

                         AVNET, INC. AND SUBSIDIARIES

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


1.  Summary of significant accounting policies:

    Principles of consolidation - The accompanying financial statements include the accounts of the Company and all of its subsidiaries. All intercompany accounts and transactions have been eliminated. The amount of minority interests at the end of 1996 and 1995, which amounts are not material, are included in the caption "accrued expenses and other, net".

    Inventories - Stated at cost (first-in, first-out) or market, whichever is lower.

    Depreciation and amortization - Depreciation and amortization is generally provided for by the straight-line method over the estimated useful lives of the assets.

    Income taxes - No provision for U.S. income taxes has been made for $113,638,000 of cumulative unremitted earnings of foreign subsidiaries at June 28, 1996 because those earnings are expected to be permanently reinvested outside the U.S. If such earnings were remitted to the U.S., any net U.S. income taxes would not have a material impact on the results of operations of the Company.

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

    Earnings per share - In computing earnings per share for 1995 and 1994, the 6% Convertible Subordinated Debentures (which were converted into common stock in the first quarter of 1996) were not considered common equivalent shares in 1994 because their effect would have been anti-dilutive.

    Management estimates - The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect certain reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements, and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

    Concentration of credit risk - Financial instruments which potentially subject the Company to a concentration of credit risk principally consist of cash and cash equivalents and trade accounts receivable. The Company invests its excess cash primarily in overnight Eurodollar time deposits with quality financial institutions. The Company sells electronic components and computer products primarily to original equipment manufacturers, including military contractors and the military, throughout

                        AVNET, INC. AND SUBSIDIARIES

           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

1.  Summary of significant accounting policies (Continued):

    North America, Europe and the Asia/Pacific region. To reduce credit risk, management performs ongoing credit evaluations of its customers' financial condition. The Company maintains reserves for potential credit losses, but has not experienced any material losses related to individual customers or groups of customers in any particular industry or geographic area.

    Fiscal year - Effective in fiscal 1994, the Company changed its fiscal year to end on the Friday closest to June 30th. The impact in fiscal 1994 of one additional day of operations was not material. Unless otherwise noted, all references to the "year 1996" or any other "year" shall mean the Company's fiscal year.

2.  Acquisitions:

    Since July 1, 1994, the Company has completed eleven acquisitions for the Electronic Marketing Group - three in the United States, four in Europe, three in the Asia/Pacific region and one in South Africa. Four of these acquisitions were completed during 1996 and seven were completed during 1995. All acquisitions have been accounted for as purchases.

    In July 1995, the Company completed the acquisition of VSI Electronics consisting of VSI Electronics (Australia) PTY Ltd., an Australian electronic components distributor and VSI Electronics (NZ) Ltd., a New Zealand-based electronic components distributor. In September 1995, the Company completed the acquisition of Setron Schiffer-Electronik GmbH & Co, KG, a limited partnership engaged in electronic distribution, (primarily marketing its products through a catalog) which operates in Germany and 20 other countries in Europe including Eastern Europe. In December 1995, the Company completed the acquisition of a 70% interest in the Science and Technology Division of Mercuries and Associates, Ltd., a Taiwan-based electronic components distributor, and in February 1996, the Company completed the acquisition of an 80% interest in Kopp Electronics Limited, a South African electronic components distributor.

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

    In January 1995, the Company acquired Lyco Limited, an Ireland-based electronic components distributor and provider of programming services, and also acquired a 70% interest in WKK Semiconductors, Ltd., a Hong Kong-based electronic components distributor with operations in Hong Kong and the People's Republic of China. In April 1995, the Company acquired CK Electronique, the largest independent programming company in France, which provides various services including component programming, testing and taping. In April 1995, the Company also completed the acquisition of BFI-IBEXSA International, Inc., the leading pan-European technical specialist distributor of microwave and radio frequency components, magnetic sensors,




                        AVNET, INC. AND SUBSIDIARIES

           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)


2.  Acquisitions (Continued):

    connecting devices and other specialty components. In May 1995, the Company completed the acquisition of Sertek, Inc., a leading technical specialist distributor of microwave and radio frequency products in the southwest United States.

    Cash expended (net of cash on the books of the companies acquired) in 1996 and 1995 relating to these acquisitions totaled approximately $119,000,000 and $70,000,000, respectively. In the aggregate, the operations acquired during 1996 and 1995 had sales totaling approximately $240,000,000 and $170,000,000, respectively, during the fiscal year of each such operation immediately preceding its acquisition. The historical results of operations of the companies acquired would not have had a material effect on the Company's results of operations in 1996 and 1995, on a pro forma basis.

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

    During 1994, the Company also acquired Avnet Adelsey and Avnet DeMico, two Italy-based electronic component distributors. The total investment for acquisitions in 1994 was $501,831,000 (net of $8,719,000 of cash on the books of the companies acquired), of which $333,206,000 was paid in cash, $166,093,000 in Avnet stock and $2,532,000 in Avnet stock options (net of related tax benefits of $1,950,000).


3.  Inventories:
                                                      June 28,       June 30,
      (Thousands)                                       1996           1995

      Finished goods                                  $844,510       $651,939
      Work-in-process                                   13,306          3,242
      Raw materials                                     77,796         92,296

                                                      $935,612       $747,477







                        AVNET, INC. AND SUBSIDIARIES

           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)


4.    Property, plant and equipment, net:
                                                      June 28,       June 30,
      (Thousands)                                       1996           1995

      Land                                            $  7,552       $  7,465
      Buildings                                         78,195         71,908
      Machinery, fixtures and equipment                275,911        236,099
      Leasehold improvements                             7,412          6,887
                                                       369,070        322,359
      Less accumulated depreciation and amortization   192,141        176,748

                                                      $176,929       $145,611


5.    External financing:
                                                      June 28,       June 30,
      (Thousands)                                       1996           1995

      6% Convertible Subordinated Debentures
        due April 15, 2012, convertible
        at $43 per share                                --           $105,263
      6 7/8% Notes due March 15, 2004                 $100,000        100,000
      Commercial Paper                                 295,700           --
      Bank Syndicated Credit Facility                   93,596        201,100
      Other                                              8,209         13,146
                                                       497,505        419,509
      Less borrowings due within one year                  282            493

      Long-term debt                                  $497,223       $419,016


      In August 1995, the Company notified the holders of its 6% Convertible Subordinated Debentures due 2012 (the "Debentures") of its decision to call for redemption on September 15, 1995 the entire amount of outstanding Debentures. Holders of $105,157,000 of the Debentures exercised their right to convert the Debentures into approximately 2,445,000 shares of Avnet common stock at a conversion price of $43.00 principal amount per share, thereby increasing shareholders' equity by $105,157,000. The remaining outstanding Debentures, amounting to $106,000, were redeemed on September 15, 1995, at a premium of 1.2% plus accrued interest. In addition, shareholders' equity was reduced by approximately $874,000 due to the write-off of unamortized deferred loan costs associated with the Debentures.

      In June 1995, the Company renegotiated its revolving credit agreement with a syndicate of banks led by NationsBank of North Carolina, N.A. ("NationsBank"). The previous agreement had been established during 1994 and provided a three-year facility with a $150,000,000 line of credit.
      The new agreement provides a five-year facility with a line of credit of up to $300,000,000 (increased to $400,000,000 in September 1995). This credit facility is currently being used primarily as a backup facility to the Company's commercial paper program and for foreign currency denominated borrowings at floating rates of interest. At June 28, 1996, the approximate interest rates on outstanding commercial paper and foreign




                        AVNET, INC. AND SUBSIDIARIES

           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)



5.    External financing (Continued):


      currency denominated borrowings were 5.5% and 4.2%, respectively. The Company also has in place an additional credit facility with NationsBank which provides a line of credit of up to $50,000,000. During 1994, the Company also raised $100,000,000 (before deducting underwriting fees and other costs) in the public market by issuing the 6 7/8% Notes due March 15, 2004.

      Annual payments on external financing in 1997, 1998, 1999, 2000 and 2001 will be $282,000, $308,000, $258,000, $394,266,000 and $308,000,
      respectively.


6.    Accrued expenses and other:
                                                      June 28,       June 30,
      (Thousands)                                       1996           1995

      Payroll, commissions and related                $ 54,324      $ 51,407
      Insurance                                         16,211        16,973
      Income taxes                                      35,993        25,606
      Dividends payable (Note 12)                        6,513         6,117
      Other                                             51,981        51,717

                                                      $165,022      $151,820


7.    Income taxes:

      Effective July 1, 1993, the Company adopted the provisions of Statement of Financial Accounting Standards (SFAS) No. 109 "Accounting for Income Taxes" and recognized a charge for the cumulative effect of the change in accounting principle in the amount of $2,791,000 ($.07 per share).

      A reconciliation between the federal statutory tax rate and the effective tax rate is as follows:

                                                        Years Ended
                                             June 28,     June 30,     July 1,
                                               1996         1995        1994

      Federal statutory rate                  35.0%        35.0%        35.0%
      State and local income taxes,
        net of federal benefit                 4.7          4.7          4.9
      Amortization of goodwill                 1.3          1.5          2.2
      Other, net                               1.1          1.2          1.0
      Effective tax rate                      42.1%        42.4%        43.1%

                        AVNET, INC. AND SUBSIDIARIES

7.    Income taxes (Continued):

      The components of the provision for income taxes are indicated in the next table. The provision (future tax benefit) for deferred income taxes results from timing differences arising principally from inventory valuation, accounts receivable valuation, certain accruals and depreciation.


      (Thousands)                                      Years Ended
                                            June 28,      June 30,      July 1,
                                              1996         1995       1994
      Current:
        Federal                            $101,408      $ 64,279     $53,212
        State and local                      25,065        16,849      13,749
        Foreign                              24,800        16,489      10,019
        Total current taxes                 151,273        97,617      76,980

      Deferred:
        Federal                             (12,857)        3,290      (8,609)
        State and local                      (1,773)          861      (2,103)
        Foreign                                 140         1,333         462
        Total deferred taxes                (14,490)        5,484     (10,250)

      Provision for income taxes           $136,783      $103,101     $66,730


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

      The significant components of deferred tax assets and liabilities included on the balance sheet as of the beginning and end of 1996 were as follows:

                                                         June 28,     June 30,
      (Thousands)                                          1996         1995

      Deferred tax assets:
        Inventory valuation                              $ 9,607       $ 9,945
        Accounts receivable valuation                      9,689         5,943
        Various accrued liabilities and other             16,725         7,040
                                                          36,021        22,928
      Deferred tax liabilities:
        Depreciation and amortization of
          property, plant and equipment                    3,877         5,546
        Other                                              6,645         5,948
                                                          10,522        11,494

      Net deferred tax assets                            $25,499       $11,434





                         AVNET, INC. AND SUBSIDIARIES

            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)


 8.   Pension and profit sharing plans:

      During the three years ended June 28, 1996, the following amounts were charged (credited) to income under the Company's pension plan, 401(k) plan and a discretionary profit sharing plan:

                                                          Years Ended
                                                  June 28,   June 30,    July 1,
      (Thousands)                                  1996       1995      1994

      Pension                                   ($  416)   ($  289)   ($  796)
      401(k)                                        475        486        851
      Profit sharing                              1,407      1,396        913

      The Company's noncontributory defined benefit pension plan and its 401(k) plan cover substantially all domestic employees, except for those at one unit covered by a profit sharing plan. The noncontributory pension plan was amended as of January 1, 1994 to provide defined benefits pursuant to a cash balance feature whereby a participant accumulates a benefit based upon a percentage of current salary, which varies with age, and interest credits. At June 28, 1996, the market value of the pension plan assets was $125,277,000 and these assets were comprised of common stocks (51%), U.S. Government securities (38%), money market funds (4%) and corporate debt obligations (7%).

      The assumed interest rate was 8% in each of the last three years and the expected return on plan assets was 9% in 1996 and 8% in 1995 and 1994. Under the cash balance plan adopted during 1994, service costs are based solely on current year salary levels; therefore, projected salary increases are not taken into account. The pertinent calculations covering the pension credits, obligations and prepaid pension cost are summarized below:

      Credits to income:
                                                           Years Ended
      (Thousands)                                June 28,   June 30,   July 1,
                                                   1996       1995      1994
      Earned:
        Return on Plan assets - actual           $13,274    $13,285    $ 2,221
        Lower (higher) than expected
          return - deferred                       (3,057)    (4,570)     6,224
        Expected return                           10,217      8,715      8,445
        Amortization of 7/1/85 excess assets       2,830      2,829      2,830
        Amortization of prior service
          credits (costs)                            321        321        110
                                                  13,368     11,865     11,385
      Less benefits:
        Present value of benefits
          earned during year                       6,047      5,762      4,854
        Interest on projected benefit obligation   6,905      5,814      5,735
                                                  12,952     11,576     10,589

      Net credit to income                       $   416    $   289    $   796




                         AVNET, INC. AND SUBSIDIARIES

            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)


8.    Pension and profit sharing plans (Continued):

      Funded status of the Plan:
                                            June 28,     June 30,     July 1,
      (Thousands)                            1996         1995         1994

      Projected benefit obligation:
        Vested benefits                    $ 95,420     $ 77,161     $ 73,343
        Non-vested benefits                   3,956        3,120        2,894
          Accumulated and projected
            benefit obligation               99,376       80,281       76,237

      Unamortized 7/1/85 excess assets       13,299       16,129       18,958
      Cumulative differences in:
        Return on Plan assets                11,850        8,793        4,223
        Projected benefit obligation       ( 11,891)         273       (1,666)
      Unamortized prior service credits       3,256        3,577        3,898
                                            115,890      109,053      101,650

      Less market value of Plan assets      125,277      118,024      110,332

      Prepaid pension cost                 $  9,387     $  8,971     $  8,682


      The absence of a future salary assumption amount and the large unamortized prior service credit are due to the adoption of the cash balance plan.
      Not included in the above tabulations are pension plans of certain non-U.S. subsidiaries which are not material.


 9.   Long-term leases:

      The Company leases many of its operating facilities and is also committed under lease agreements for transportation and operating equipment. Rent expense charged to operations for the three years ended June 28, 1996 is as follows:

                                                       Years
Ended                                                 June 28,    June 30,
July 1,
      (Thousands)                              1996        1995        1994

      Buildings                              $17,899     $19,065      $17,487
      Equipment                                4,228       4,857        5,307

                                             $22,127     $23,922      $22,794


      At June 28, 1996, aggregate future minimum lease commitments, principally for buildings, in 1997, 1998, 1999, 2000, 2001 and thereafter (through
      2006) are $16,213,000, $13,202,000, $9,807,000, $6,744,000, $4,758,000 and
      $8,867,000, respectively.






                         AVNET, INC. AND SUBSIDIARIES

            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)


 10.  Stock option and incentive programs:

      The Company has three stock option plans with shares still available for grant:

                                           1990             1988 and 1995
                                      Qualified Plan      Non-Qualified Plans

      Minimum exercise price as
      a percentage of fair market                          1988 Plan  -  50%
      value at date of grant                    100%       1995 Plan  -  85%


      Life of options                       10 years                10 years

      Exercisable                       In whole or       25% annually after
                                        installments      one year

      Plan termination date                 11/28/00      1988 Plan 12/31/98
                                                          1995 Plan  8/31/05

      Shares available for                                1988 Plan    2,930
      grant at June 28, 1996                 271,150      1995 Plan  856,500


      Under the non-qualified plans, the excess of the fair market value at the date of grant over the exercise price is considered deferred compensation which is amortized and charged against income as it is earned.

      Pertinent information covering options is as follows:

      Option and market prices
      are per share                    1996            1995            1994

     Outstanding at end of year:
       Shares - Total                1,777,061        1,615,122      1,193,334
                Exercisable            766,936          683,372        489,637

       Option prices              $13.50-47.00     $13.50-44.50        $13.50-
38.50                                         Market prices at
        date granted              $19.75-51.81     $19.75-44.50   $19.75-38.50

     Granted:
       Shares                          389,500          527,500        821,590
       Option prices              $28.00-47.00     $28.00-44.50   $17.63-38.50

     Exercised:
       Shares                          192,838          100,139        114,445
       Option prices              $14.00-38.50     $14.00-38.50   $11.75-34.00

     Canceled and expired:
       Shares                           34,723            5,573         91,374
     Option prices                $17.63-47.00     $17.63-29.00   $17.63-38.50


                         AVNET, INC. AND SUBSIDIARIES

            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)


10. Stock option and incentive programs (Continued):

    In November 1994, the shareholders of the Company approved the 1994 Avnet Incentive Stock Program (the "1994 Program"). The 1994 Program supplements, will replace, and is substantially similar to the already existing Avnet Incentive Stock Program (the "Existing Program"), which expired by its terms on October 31, 1995. Under the 1994 Program, a maximum of 350,000 shares of Avnet common stock may be awarded. As of June 28, 1996, no shares have been awarded under the 1994 Program. Delivery of incentive shares under both programs is spread equally over a four-year period and is subject to the employee's continuance in the Company's employ. As of June 28, 1996, 61,115 shares previously awarded under the Existing Program have not yet been delivered.

    In October 1995, the Company implemented the Avnet Employee Stock Purchase Plan (the "Stock Purchase Plan"). The Stock Purchase Plan was implemented subject to shareholder approval, which approval was received in November 1995. Under the terms of the Stock Purchase Plan, eligible employees of the Company are offered options to purchase shares of Avnet Common Stock at a price equal to 85% of the fair market value on the first or last day, whichever is lower, of each monthly offering period. A total of 500,000 shares of Avnet common stock were initially reserved for sale under the Stock Purchase Plan. At June 28, 1996, employees had purchased 97,373 shares and 402,627 shares were still available for purchase under the Stock Purchase Plan.

    At June 28, 1996, 3,721,383 common shares were reserved for stock option (including the Stock Purchase Plan) and stock incentive programs.


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

12. Additional cash flow information:

    Other non-cash and reconciling items primarily include provisions for doubtful accounts.

    Due to the change in the Company's fiscal year (see Note 1) and its historical dividend payment dates, the fiscal year ended July 1, 1994 includes the cash payment of the July 1, 1994 dividend. This results in the inclusion of three quarterly dividend payments in 1995 and five quarterly dividend payments in 1994.





                         AVNET, INC. AND SUBSIDIARIES

            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)


12. Additional cash flow information (Continued):

    In the first quarter of 1996, the entire amount of outstanding 6% Convertible Subordinated Debentures due 2012 ($105,263,000 at June 30,
    1995) was converted into common stock or redeemed for cash (See Note 5).

    The net cash disbursed in each of the three years in connection with acquisitions (See Note 2), as well as the net cash collected in those years from dispositions, are reflected as "cash flows from acquisition of operations, net".

    Interest and income taxes paid were as follows:

                                                         Years Ended
                                               June 28,     June 30,   July 1,
    (Thousands)                                  1996        1995       1994

    Interest                                   $28,019     $23,279    $12,622
    Income taxes                               139,600      94,167     58,128


13. Restructuring and integration charges:

    During the first quarter of 1994, the Company recorded a special charge of $22,702,000 ($13,498,000 after tax or $0.33 per share) for restructuring and integration costs associated with the July 1, 1993 acquisition of Hall-Mark and the restructuring of the former Electrical and Industrial Group. These costs included accruals for severance, real and personal property lease terminations, relocation of employees, inventory adjustments related to supplier terminations and other items. As of the end of 1996, approximately $1,500,000 of the charge has not yet been utilized. The remaining balance is primarily comprised of long-term real estate lease and severance commitments.


14. Segment and geographic information:

    The Company operates primarily in one industry segment through its Electronic Marketing Group, which distributes electronic components and computer products. For each of the last three years, the Electronic Marketing Group's sales, operating income and identifiable assets were greater than 88% of the comparable consolidated totals. For the years presented, the Company's other two industry segments, the Video Communications Group and the former Electrical and Industrial Group, individually accounted for less than 10% of the Company's consolidated sales, operating income and identifiable assets. Geographic information is as follows:

                         AVNET, INC. AND SUBSIDIARIES

14. Segment and geographic information (Continued):


                                                    Years Ended
  (Millions)                            June 28,      June 30,        July 1,
                                          1996          1995           1994
    Sales:
      Domestic operations               $3,839.9      $3,411.8       $2,938.7
      Foreign operations                 1,367.9         888.2          609.0

                                        $5,207.8      $4,300.0       $3,547.7

    Operating income:
      Domestic operations                 $293.9        $228.3         $157.6
      Foreign operations                    77.2          53.5           27.3
      Corporate                            (22.1)        (20.3)         (20.1)

                                          $349.0        $261.5         $164.8

    Identifiable assets:
      Domestic operations               $1,722.1      $1,602.9       $1,432.5
      Foreign operations                   718.4         466.6          316.8
      Corporate                             81.2          56.1           38.4

                                        $2,521.7      $2,125.6       $1,787.7


    Information for the Company's primary industry segment, the Electronic Marketing Group (domestic and foreign), is as follows:

                                                    Years Ended
                                         June 28,      June 30,       July 1,
    (Millions)                            1996          1995           1994

    Sales                               $5,004.9      $3,873.0       $3,161.5
    Operating income                       353.3         261.9          172.5
    Identifiable assets                  2,346.3       1,888.8        1,578.1
    Property, plant and equipment:
      Additions                             50.1          43.2           18.1
      Depreciation                          24.1          18.7           15.8

    The segments are described on pages 3 to 9.

                         AVNET, INC. AND SUBSIDIARIES

15. Summary of quarterly results (unaudited)
    (Millions, except per share data):

                              Gross             Income             Earnings
      Quarter      Sales      profit     Pre-tax      After-tax    per share

    1st   - 96   $1,189.1     $228.7     $ 76.7      $ 44.6         $1.02
          - 95      953.1      186.0       50.5        28.9           .69


    2nd   - 96    1,301.6      239.8       80.6        46.7          1.07
          - 95    1,040.0      193.8       54.2        31.1           .74


    3rd   - 96    1,387.5      251.4       84.9        48.9          1.12
          - 95    1,129.2      207.9       63.4        36.4           .86


    4th   - 96    1,329.6      249.2       82.8        48.1          1.10
          - 95    1,177.7      228.7       75.3        43.9          1.03


    Year  - 96   $5,207.8     $969.1     $325.0      $188.3         $4.31
          - 95    4,300.0      816.4      243.4       140.3          3.32

                                                      SCHEDULE II
                                              AVNET, INC. AND SUBSIDIARIES

                                            VALUATION AND QUALIFYING ACCOUNTS

                                Years Ended June 28, 1996, June 30, 1995 and July 1, 1994
                                                       (Thousands)
      Column A                    Column B                 Column C                  Column D        Column E

                                                           Additions

                                                   (1)              (2)
                                Balance at      Charged to       Charged to                       Balance at
     Description                beginning        costs and     other accounts -   Deductions -        end
                                of period        expenses         describe        describe        of period


        1996

Allowance for doubtful accounts     $23,421         $19,073           $420(a)     $ 8,904 (b)    $34,615
                                                                       605(c)

             1995
Allowance for doubtful accounts      21,975          14,007           456 (a)      13,990 (b)     23,421
                                                                      973 (c)

             1994
Allowance for doubtful accounts      14,736          12,233           853 (a)       9,453 (b)     21,975
                                                                    3,606 (c)

 (a) Recovery of amounts
     previously written off

 (b) Uncollectible accounts
     written off

 (c) Acquisitions


                                     INDEX TO EXHIBITS





Exhibit                                                           Numbered
Number                          Exhibit                             Page


11.      Statement regarding computation of per share earnings       45

21.      List of subsidiaries of the Registrant                      46

23.      Consent of Arthur Andersen LLP                              47