Form 10-Q
period 1996-09-27
AVNET INC
filed 1996-11-08
CIK 8858

SECURITIES AND EXCHANGE COMMISSION

                            WASHINGTON, D.C. 20549

                                   FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934



For Quarter Ended September 27, 1996                Commission File  #1-4224


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


                         Yes  x                 No

The number of shares of the registrant's Common Stock (net of treasury shares)
as of the close of the period covered by this report . . . . . 43,423,625 shs.

The number of units then outstanding of other publicly-traded securities of the registrant:

     6 7/8% Notes Due March 15, 2004 . . . . . . . . . . . . . . $100,000,000

                        AVNET, INC. AND SUBSIDIARIES

                                     INDEX


Part  I. Financial Information                                     Page No.

         Item 1.  Financial Statements:

              Consolidated Balance Sheets -
              September 27, 1996 and June 28, 1996                    3

              Consolidated Statements of Income -
              First Quarters Ended September 27, 1996 and
              September 29, 1995                                      4

               Consolidated Statements of Cash Flows -
              First Quarters Ended September 27, 1996 and
              September 29, 1995                                      5
              Notes to Consolidated Financial Statements              6 - 7


         Item 2.  Management's Discussion and Analysis                8 - 10


Part II. Other Information                                            11 - 12



Signature Page                                                        13

                             PART I - FINANCIAL INFORMATION

Item I.  Financial Statements

                         AVNET, INC. AND SUBSIDIARIES
                          CONSOLIDATED BALANCE SHEETS
                            (dollars in thousands)


                                                September 27,     June 28,
                                                    1996            1996
                                                (unaudited)      (audited)
Assets:
  Current assets:
    Cash and cash equivalents                    $   56,868      $   47,808
Receivables, less allowances of $37,309
      and $34,615, respectively                     801,612         802,442
    Inventories (Note 3)                            892,555         935,612
Other                                                30,091          27,280

      Total current assets                        1,781,126       1,813,142

  Property, plant & equipment, at cost, net         178,804         176,929
  Goodwill, net of accumulated amortization of
    $40,257 and $36,998, respectively               491,674         494,666
  Other assets                                       38,939          36,919

      Total assets                               $2,490,543      $2,521,656

Liabilities:
  Current liabilities:
    Borrowings due within one year               $      279      $      282
    Accounts payable                                338,911         353,918
    Accrued expenses and other                      190,708         165,022

      Total current liabilities                     529,898         519,222

  Long-term debt, less due within one year          419,536         497,223

  Commitments and contingencies (Note 4)

      Total liabilities                             949,434       1,016,445

Shareholders' equity (Note 5):
  Common stock $1.00 par, authorized
    60,000,000 shares, issued 43,845,000
    shares and 43,842,000 shares, respectively       43,845          43,842
  Additional paid-in capital                        418,983         418,441
  Retained earnings                               1,094,209       1,058,350
  Cumulative translation adjustments                 (4,767)         (4,243)
  Common stock held in treasury at cost,
    421,000 shares and 421,000 shares,
    respectively                                    (11,161)        (11,179)

      Total shareholders' equity                  1,541,109       1,505,211

      Total liabilities and shareholders'
        equity                                   $2,490,543      $2,521,656

                SEE NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                         AVNET, INC. AND SUBSIDIARIES
                       CONSOLIDATED STATEMENTS OF INCOME
                      (thousands, except per share data)


                                                  First Quarter Ended

                                             September 27,      September 29,
                                                 1996               1995
                                                       (unaudited)

Sales                                         $1,281,812         $1,189,102

Cost of sales                                  1,049,322            960,401

Gross Profit                                     232,490            228,701

Operating expenses:
  Selling, shipping, general and
    administrative                               143,617            139,856
  Depreciation and amortization                    9,153              8,386

Operating income                                  79,720             80,459

Investment and other income, net                     770                871

Interest expense                                  (6,900)            (4,602)

Income before income taxes                        73,590             76,728

Income taxes                                      31,217             32,184

Net income                                    $   42,373         $   44,544

Earnings per share                                 $0.97              $1.02
Shares used to compute earnings per share         43,709             43,720



















                SEE NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                         AVNET, INC. AND SUBSIDIARIES
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                            (dollars in thousands)

                                                    First Quarter Ended

                                               September 27,    September 29,
                                                   1996             1995
                                                        (unaudited)

Cash flows from operating activities:
  Net income                                     $ 42,373        $ 44,544
  Add non-cash and other reconciling items:
    Depreciation and amortization                  10,960           9,800
    Deferred taxes                                   (706)           (425)
    Other, net (Note 6)                             4,974           4,478
                                                   57,601          58,397

  Receivables                                      (3,243)        (52,343)
  Inventories                                      43,057         (77,648)
  Payables, accruals and other, net                11,373          35,717

    Net cash flows provided from (used for)
      operating activities                        108,788         (35,877)

Cash flows from financing activities:
  Issuance (repayment) of bank debt and
   commercial paper, net of issuance costs        (73,760)        123,653
  Payment of other debt                            (3,936)         (7,001)
  Cash dividends                                   (6,513)         (6,121)
  Other, net                                       (1,744)          1,000

    Net cash flows (used for) provided from
      financing                                   (85,953)        111,531

Cash flows from investing activities:
  Purchases of property, plant and equipment      (13,521)         (6,431)
  Acquisition of operations, net (Note 6)            (269)        (59,730)

    Net cash flows used for investing
     activities                                   (13,790)        (66,161)

Effect of exchange rates on cash and cash
  equivalents                                          15              73

Cash and cash equivalents:
      - increase                                    9,060           9,566
      - at beginning of year                       47,808          49,332
      - at end of period                         $ 56,868        $ 58,898

Additional cash flow information (Note 6)





                SEE NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                         AVNET, INC. AND SUBSIDIARIES

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


1. In the opinion of the Company, the accompanying unaudited consolidated financial statements contain all adjustments (consisting of normal recurring accruals) necessary to present fairly the financial position as of September 27, 1996 and June 28, 1996; the results of operations for the first quarters ended September 27, 1996 and September 29, 1995; and the cash flows for the first quarters ended September 27, 1996 and September 29, 1995.


2. The results of operations for the first quarter ended September 27, 1996 are not necessarily indicative of the results to be expected for the full year.


3.  Inventories:
    (Thousands)

                                             September 27,      June 28,
                                                 1996             1996

    Finished goods                            $799,179          $844,510
    Work in process                             14,077            13,306
    Purchased parts and raw materials           79,299            77,796

                                              $892,555          $935,612


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


5.  Number of shares of common stock reserved for stock
    option and stock incentive programs:                        3,683,439



6.  Additional cash flow information:

    Other non-cash and reconciling items primarily include the provision for doubtful accounts.





                       AVNET, INC. AND SUBSIDIARIES

                NOTES TO CONSOLIDATED FINANCIAL STATEMENTS



6.  Additional cash flow information (Continued)

    Cash expended for the acquisition of operations in the first quarter of fiscal 1997 includes only the cash paid for professional and other fees associated with various acquisitions completed during fiscal 1996. In the first quarter of fiscal 1996, cash expended for the acquisition of operations includes the cash paid in connection with the acquisitions of VSI Electronics and Setron Schiffer Electronik GmbH & Co., KG offset by cash received in connection with the sale of the motor, motor repair shop and OEM business of Brownell Electro.

    Interest and income taxes paid in the first quarters were as follows:

    (Thousands)
                                                1997             1996

    Interest                                  $6,081           $ 7,105
    Income taxes                              $4,892           $ 2,492



Item 2 Management's Discussion and Analysis


Results of Operations

For the first quarter of fiscal 1997 ended September 27, 1996, consolidated sales were a record $1.282 billion, up 8% when compared with last year's first quarter sales of $1.189 billion. This increase was due primarily to stronger sales at the Electronic Marketing Group's Computer Marketing Group. The Electronic Marketing Group's sales in the first quarter of 1997 were $1.234 billion, up 8% as compared with $1.144 billion in 1996, and the Video Communications Group's sales in the first quarter of 1997 were almost $48 million, or 6% higher than the prior year's sales of $45 million. Although comparative sales were also positively impacted by fiscal 1996 acquisitions -
 Avnet Setron, Avnet Mercuries and Avnet Kopp which were acquired in September 1995, December 1995 and February 1996, respectively--this favorable effect was largely offset by decreased sales due to the divestiture in the first quarter of 1996 of the motor, motor repair shop and OEM business of Brownell Electro.

The first quarter's sales were characterized by mixed results in the various Electronic Marketing Group operations. First quarter 1997 sales were higher than the prior year's first quarter at each of the Electronic Marketing Group's North American operations, most significantly at the Computer Marketing Group and Allied Electronics. Sales at EMG International, which includes all of the Electronic Marketing Group's international operations outside of North America, were higher than the prior year comparative period due to the impact of acquisitions, and were slightly lower if the impact of acquisitions were excluded.

Consolidated gross profit margins of 18.1% in the first quarter of 1997 were lower by 1.1% of sales as compared with 19.2% in the first quarter of last year. Even though operating expenses as a percentage of sales of 11.9% were also lower, by 0.5% of sales, as compared with 12.4% in the prior year, the decrease was not enough to offset totally the decline in the consolidated gross profit margins. As a result, operating income as a percentage of sales was 6.2% in the first quarter of 1997 as compared with 6.8% in the first quarter of last year.

Interest expense was substantially higher in the first quarter of 1997 as compared with the prior year like period due to a combination of factors. Last year's first quarter interest expense was positively affected by the reversal of $1.3 million of interest expense which was accrued at June 30, 1995 with respect to the Company's 6% Convertible Subordinated Debentures Due 2012 (the "Debentures"). Following the Company's call for redemption of the Debentures, almost 100% of the outstanding Debentures were converted into common stock of the Company in September 1995, thereby eliminating the requirement to pay interest on the Debentures subsequent to the interest payment made on April 15, 1995 and necessitating the reversal of interest accrued at June 30, 1995. The balance of the increase in interest expense was due to the net effect of an increase in the average amount of borrowings outstanding offset by a decrease in the Company's effective interest rate.

Net income in the first quarter of 1997 was $42.4 million, down almost 5% when compared with $44.5 million in the prior year's first quarter. Net income as a percentage of sales was 3.3% in the first quarter of 1997 as compared with 3.7% in the prior year period. The Electronic Marketing Group's earnings decreased 2% compared with its last year's first quarter earnings. The Electronic Marketing Group's North American operations posted improved income from operations, primarily due to sharply improved results at the Computer Marketing Group, while income from operations at EMG International was down as compared with last year's first quarter. The Video Communications Group's first quarter 1997 net income was down as compared with the prior year period.


Liquidity and Capital Resources

During the first quarter of 1997, the Company generated $57.6 million from income before depreciation and other non-cash items, and generated another $51.2 million from a reduction in working capital needs resulting in $108.8 million of net cash flows being provided from operations. In addition, the Company used $21.8 million for other normal business operations including purchases of property, plant and equipment ($13.5 million), dividends ($6.5 million) and other items ($1.8 million). This resulted in $87.0 million being generated from normal business operations. The Company also used $4.2 million for acquisition related expenditures ($0.3 million) and for the repayment of other debt ($3.9 million). This overall net generation of cash of $82.8 million was used to pay down $73.7 million of outstanding bank debt and commercial paper with the remaining $9.1 million being used to increase cash and cash equivalents.

The Company's quick assets at September 27, 1996, totaled $858.5 million as compared with $850.3 million at June 28, 1996 and exceeded the Company's current liabilities by $328.6 million as compared with a $331.0 million excess at June 28, 1996. Working capital at September 27, 1996 was $1,251.2 million as compared with $1,293.9 million at June 28, 1996. At the end of the first quarter, to support each dollar of current liabilities, the Company had $1.62 of quick assets and $1.74 of other current assets for a total of $3.36 of current assets as compared with $3.49 at June 28, 1996.

In August 1995, the Company notified its Debentureholders of its decision to call for redemption on September 15, 1995 the entire amount of outstanding Debentures. Holders of $105.2 million of the Debentures exercised their right to convert the Debentures into approximately 2.4 million shares of Avnet common stock at a conversion price of $43.00 principal amount per share, thereby increasing shareholders' equity by $105.2 million. The remaining outstanding Debentures, amounting to $0.1 million, were redeemed on September 15, 1995, at a premium of 1.2% plus accrued interest. In addition, shareholders' equity was reduced by approximately $0.9 million due to the write-off of unamortized deferred loan expenses associated with the Debentures.

During the first quarter of 1997, shareholders' equity increased by $35.9 million to $1,541.1 million at September 27, 1996, while total debt decreased by $77.7 million to $419.8 million. As a result, the total debt to capital (shareholders' equity plus total debt) ratio was 21.4% at September 27, 1996 as compared with 24.8% at June 28, 1996. The Company's favorable balance sheet ratios would facilitate additional financing if, in the opinion of management, such financing would enhance the future operations of the Company.

On August 1, 1996, the Company's Board of Directors authorized the purchase of up to $200 million of Avnet common stock. The stock is to be purchased in the open market from time to time or in directly negotiated purchases. However, no shares were purchased until after the end of the first quarter.

At September 27, 1996, the Company did not have any material commitments for capital expenditures. The Company and the former owners of a Company-owned site in Oxford, North Carolina have entered into a Consent Decree and Court Order with the Environmental Protection Agency (EPA) for the environmental clean-up of the site, the cost of which, according to the EPA's remedial investigation and feasibility study, is estimated to be approximately $6.3 million, exclusive of the $1.5 million in EPA past costs paid by the potentially responsible parties (PRPs). Pursuant to a Consent Decree and Court Order entered into between the Company and the former owners of the site, the former owners have agreed to bear at least 70% of the clean-up costs of the site, and the Company will be responsible for not more than 30% of those costs. The Company is also a PRP in an environmental clean-up at a site in North Smithfield, Rhode Island. In addition, the Company has received notice from a third party of its intention to seek indemnification for costs it may incur in connection with an environmental clean-up at a site in Rush, Pennsylvania resulting from the alleged disposal of wire insulation material at the site by a former unit of the Company. Based upon the information known to date, the Company believes that it has appropriately accrued in its financial statements for its share of the costs of the clean-up at all of the above mentioned sites. The Company is also a PRP, or has been notified of claims made against it, at environmental clean-up sites in Huguenot, New York and in Hempstead, New York. At this time, the Company cannot estimate the amount of its potential liability, if any, for clean-up costs in connection with these sites, but does not anticipate that these matters or any other contingent matters will have a material adverse impact on the Company's financial condition, liquidity or results of operations. The Company is not now aware of any commitments, contingencies or events within its control which may significantly change its ability to generate sufficient cash from internal or external sources to meet its needs.

                        PART II - OTHER INFORMATION



Item 6.  Exhibits and Reports on Form 8-K:

A.  The following documents are filed as part of this report:

    1.  Exhibits:

        Exhibit No.

        3A Certificate of Incorporation of the Company as currently in effect (incorporated by reference).

        3B   By-Laws of the Registrant as currently in effect
             (incorporated herein by reference to Commission file No. 1-4224, Current Report on Form 8-K dated
             February 12, 1996 Exhibit 3 (ii)).

        *11 - Computation of earnings per share



*Filed herewith

                                                            EXHIBIT 11

                       AVNET, INC. AND SUBSIDIARIES


                     COMPUTATION OF EARNINGS PER SHARE
                    (Thousands, except per share data)


                                                     First Quarter Ended


                                               September 27,     September 29,
                                                   1996              1995
                                                          (unaudited)
A.  Primary earnings per share:

      Common shares outstanding
      (weighted average)                           43,425               43,280

      Common equivalent shares:

        Contingent shares issuable                    138                  112

        Exercise of warrants and options
          using the treasury method                   146                  328

      Total common and common equivalent
        shares                                     43,709               43,720


      Income used for computing earnings
        per share                                 $42,373              $44,544

      Earnings per share                            $0.97                $1.02






















                SEE NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                               S I G N A T U R E



      Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

















                                    Avnet, Inc.
                                    (Registrant)



                                    By: s/Raymond Sadowski
                                        Raymond Sadowski
                                        Senior Vice President,
                                        Chief Financial Officer
                                        and Assistant Secretary





                                    By: s/John F. Cole
                                        John F. Cole
                                        Controller and Principal
                                        Accounting Officer


November 8, 1996
     Date