Form 10-Q
period 1996-12-27
AVNET INC
filed 1997-02-10
CIK 8858

SECURITIES AND EXCHANGE COMMISSION

                            WASHINGTON, D.C. 20549

                                   FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934



For Quarter Ended December 27, 1996                Commission File  #1-4224


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


                         Yes  x                 No

The number of shares of the registrant's Common Stock (net of treasury shares)
as of the close of the period covered by this report . . . . . 42,902,186 shs.

The number of units then outstanding of other publicly-traded securities of the registrant:

      6 7/8% Notes Due March 15, 2004 . . . . . . . . . . . . . . $100,000,000

                         AVNET, INC. AND SUBSIDIARIES

                                     INDEX


Part  I. Financial Information                                     Page No.

         Item 1.  Financial Statements:

              Consolidated Balance Sheets -
              December 27, 1996 and June 28, 1996                     3

              Consolidated Statements of Income -
              First Halves Ended December 27, 1996 and
              December 29, 1995                                       4

               Consolidated Statements of Income -
              Second Quarters Ended December 27, 1996 and
              December 29, 1995                                       5

               Consolidated Statements of Cash Flows -
              First Halves Ended December 27, 1996 and
              December 29, 1995                                      6
              Notes to Consolidated Financial Statements              7 - 8


         Item 2.  Management's Discussion and Analysis                9  - 11


Part II. Other Information                                            12 - 14



Signature Page                                                        15























                        PART I - FINANCIAL INFORMATION

Item 1.  Financial Statements

                         AVNET, INC. AND SUBSIDIARIES
                          CONSOLIDATED BALANCE SHEETS
                            (dollars in thousands)

                                                December 27,      June 28,
                                                    1996            1996
                                                (unaudited)      (audited)
Assets:
  Current assets:
    Cash and cash equivalents                    $   65,123      $   47,808
Receivables, less allowances of $33,224
      and $34,615, respectively                     790,485         802,442
    Inventories (Note 3)                            928,137         935,612
Other                                                25,363          27,280

      Total current assets                        1,809,108       1,813,142

  Property, plant & equipment, at cost, net         181,758         176,929
  Goodwill, net of accumulated amortization of
    $43,540 and $36,998, respectively               487,639         494,666
  Other assets                                       41,665          36,919

      Total assets                               $2,520,170      $2,521,656

Liabilities:
  Current liabilities:
    Borrowings due within one year               $      278      $      282
    Accounts payable                                433,958         353,918
    Accrued expenses and other                      156,046         165,022

      Total current liabilities                     590,282         519,222

  Long-term debt, less due within one year          374,906         497,223

  Commitments and contingencies (Note 4)

      Total liabilities                             965,188       1,016,445

Shareholders' equity (Note 5):
  Common stock $1.00 par, authorized
    60,000,000 shares, issued 43,913,000
    shares and 43,842,000 shares, respectively       43,913          43,842
  Additional paid-in capital                        421,450         418,441
  Retained earnings                               1,133,379       1,058,350
  Cumulative translation adjustments                 (1,548)         (4,243)
  Common stock held in treasury at cost,
    1,011,000 shares and 421,000 shares,
    respectively                                    (42,212)        (11,179)

      Total shareholders' equity                  1,554,982       1,505,211

      Total liabilities and shareholders'
        equity                                   $2,520,170      $2,521,656

                SEE NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                         AVNET, INC. AND SUBSIDIARIES
                       CONSOLIDATED STATEMENTS OF INCOME
                      (thousands, except per share data)


                                                  First Half Ended

                                             December 27,      December 29,
                                                 1996               1995
                                                       (unaudited)

Sales                                         $2,613,560         $2,490,666

Cost of sales                                  2,141,019          2,022,174

Gross Profit                                     472,541            468,492

Operating expenses:
  Selling, shipping, general and
    administrative                               288,548            283,046
  Depreciation and amortization                   20,305             17,623

Operating income                                 163,688            167,823

Investment and other income, net                   1,049              1,095

Interest expense                                 (12,671)           (11,574)

Income before income taxes                       152,066            157,344

Income taxes                                      64,079             66,109

Net income                                    $   87,987         $   91,235

Earnings per share                                 $2.02              $2.09
Shares used to compute earnings per share         43,587             43,705



















                SEE NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                         AVNET, INC. AND SUBSIDIARIES
                       CONSOLIDATED STATEMENTS OF INCOME
                      (thousands, except per share data)


                                                  Second Quarter Ended

                                             December 27,       December 29,
                                                 1996               1995
                                                       (unaudited)

Sales                                         $1,331,748         $1,301,564

Cost of sales                                  1,091,697          1,061,773

Gross Profit                                     240,051            239,791

Operating expenses:
  Selling, shipping, general and
    administrative                               144,931            143,190
  Depreciation and amortization                   11,152              9,237

Operating income                                  83,968             87,364

Investment and other income, net                     279                224

Interest expense                                  (5,771)            (6,972)

Income before income taxes                        78,476             80,616

Income taxes                                      32,862             33,925

Net income                                    $   45,614         $   46,691

Earnings per share                                 $1.05              $1.07
Shares used to compute earnings per share         43,466             43,689



















                SEE NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                         AVNET, INC. AND SUBSIDIARIES
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                            (dollars in thousands)

                                                    First Half Ended

                                               December 27,    December 29,
                                                   1996             1995
                                                        (unaudited)

Cash flows from operating activities:
  Net income                                     $ 87,987        $ 91,235
  Add non-cash and other reconciling items:
    Depreciation and amortization                  24,071          20,791
    Deferred taxes                                 (1,205)         (1,234)
    Other, net (Note 6)                            10,213           9,403
                                                  121,066         120,195

  Receivables                                       3,604         (64,974)
  Inventories                                       7,475        (147,175)
  Payables, accruals and other, net                74,425          30,681

    Net cash flows provided from (used for)
      operating activities                        206,570         (61,273)

Cash flows from financing activities:
  Issuance (repayment) of bank debt and
   commercial paper, net of issuance costs       (119,159)        182,228
  Payment of other debt                            (3,173)         (9,524)
  Cash dividends                                  (13,027)        (12,610)
  Repurchase of common stock                      (31,470)              -
  Other, net                                        2,183             745

    Net cash flows (used for) provided from
      financing                                  (164,646)        160,839

Cash flows from investing activities:
  Purchases of property, plant and equipment      (24,009)        (19,175)
  Acquisition of operations, net (Note 6)            (374)        (66,459)

    Net cash flows used for investing
     activities                                   (24,383)        (85,634)

Effect of exchange rates on cash and cash
  equivalents                                        (226)             32

Cash and cash equivalents:
      - increase                                   17,315          13,964
      - at beginning of year                       47,808          49,332
      - at end of period                         $ 65,123        $ 63,296

Additional cash flow information (Note 6)




                SEE NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                         AVNET, INC. AND SUBSIDIARIES

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


1. In the opinion of the Company, the accompanying unaudited consolidated financial statements contain all adjustments (consisting of normal recurring accruals) necessary to present fairly the financial position as of December 27, 1996 and June 28, 1996; the results of operations for the first halves and second quarters ended December 27, 1996 and December 29, 1995; and the cash flows for the first halves ended December 27, 1996 and December 29, 1995.


2. The results of operations for the first half and second quarter ended December 27, 1996 are not necessarily indicative of the results to be expected for the full year.


3.  Inventories:
    (Thousands)

                                             December 27,       June 28,
                                                 1996             1996

    Finished goods                            $823,025          $844,510
    Work in process                             21,459            13,306
    Purchased parts and raw materials           83,653            77,796

                                              $928,137          $935,612


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


5.  Number of shares of common stock reserved for stock
    option and stock incentive programs:                         3,594,250



6.  Additional cash flow information:

    Other non-cash and reconciling items primarily include the provision for doubtful accounts.





                       AVNET, INC. AND SUBSIDIARIES

                NOTES TO CONSOLIDATED FINANCIAL STATEMENTS



6.  Additional cash flow information (Continued)

    Cash expended for the acquisition of operations in the first half of fiscal 1997 includes only the cash paid for professional and other fees associated with various acquisitions completed during fiscal 1996. In the first half of fiscal 1996, cash expended for the acquisition of operations includes the cash paid in connection with the acquisitions of VSI Electronics, Setron Schiffer Electronik GmbH & Co., KG, and the Science and Technology Division of Mercuries and Associates, Ltd., offset by cash received in connection with the sale of the motor, motor repair shop and OEM business of Brownell Electro.

    Interest and income taxes paid in the first halves were as follows:

    (Thousands)
                                                1997             1996

    Interest                                  $10,350          $12,811
    Income taxes                              $61,747          $57,085
































Item 2. Management's Discussion and Analysis


Results of Operations

For the second quarter of fiscal 1997 ended December 27, 1996, consolidated sales were $1.332 billion, up 2% when compared with last year's second quarter sales of $1.302 billion. This increase was due primarily to stronger sales at the Electronic Marketing Group's North American operations, offset by a decrease in sales at EMG International (which consists of the Electronic Marketing Group's international operations outside of North America) and at the Video Communications Group. The Electronic Marketing Group's sales in the second quarter of 1997 were $1.282 billion, up 3% as compared with $1.245 billion in the same quarter of 1996, and the Video Communications Group's sales in the second quarter of 1997 were $50 million, or 11% lower than the prior year quarter's sales of $56 million. Although comparative sales were also positively impacted by the fiscal 1996 acquisitions of Avnet Mercuries and Avnet Kopp, which were acquired in December 1995 and February 1996, respectively, this favorable effect was largely offset by a decrease in sales due to the divestiture of Mechanics Choice.

The sales increase in the Electronic Marketing Group's North American operations was primarily due to all-time record sales at the Computer Marketing Group and Penstock, as well as to near record sales at Time Electronics and Allied. Hamilton Hallmark's sales were slightly below last year's second quarter.

Consolidated gross profit margins of 18.0% in the second quarter of 1997 were lower by 4/10ths of one percent of sales as compared with 18.4% in the second quarter of last year, while operating expenses as a percentage of sales of 11.7% were the same as in the second quarter of the prior year. As a result, operating income as a percentage of sales was 6.3% in the second quarter of 1997 as compared with 6.7% in the second quarter of last year.

Interest expense was substantially lower in the second quarter of 1997 as compared with the prior year like period due to a combination of a decrease in the average amount of borrowings outstanding and a decrease in the Company's effective interest rate.

Net income in the second quarter of 1997 was $45.6 million, down 2% when compared with $46.7 million in the prior year's second quarter. Net income as a percentage of sales was 3.4% in the second quarter of 1997 as compared with 3.6% in the prior year period. The Electronic Marketing Group's earnings increased 1% as compared with last year's second quarter earnings. The Electronic Marketing Group's North American operations posted improved income from operations, primarily due to sharply improved results at the Computer Marketing Group, while income from operations at EMG International was down as compared with last year's second quarter. The Video Communications Group's second quarter 1997 net income was down as compared with the prior year period.

Consolidated sales in the first half of 1997 were $2.614 billion, up 5% as compared with $2.491 billion in the first half of last year. This increase was due entirely to increased sales at the Company's Electronic Marketing Group, primarily due to record sales at the Computer Marketing Group. The Electronic Marketing Group's sales in the first half of 1997 were $2.516 billion, up 5% as compared with $2.390 billion in last year's first half, and the Video Communication Group's sales in the first half of 1997 were $98 million, down 3% as compared with $101 million in the first half of last year.

Consolidated gross profit margins in the first half of 1997 were 18.1% as compared with 18.8% in the prior year period, a decline of 7/10ths of 1% of sales. Even though operating expenses as a percentage of sales decreased to 11.8% in the first half of 1997 from 12.1% in the first half of last year, the decrease was not enough to offset the decline in gross profit margins. As a result, operating income as a percentage of sales decreased to 6.3% in this year's first half as compared with 6.7% in the same period last year.

Interest expense in the first half of 1997 of $12.7 million was $1.1 million higher as compared with $11.6 million in the prior year like period due to a combination of factors. Last year's first half interest expense was positively affected by the reversal of $1.3 million of interest expense which was accrued at June 30, 1995 with respect to the Company's 6% Convertible Subordinated Debentures Due 2012. The balance of the change in interest expense, a decrease of $0.2 million, was due to the net effect of an increase in the average amount of borrowings outstanding offset by a decrease in the Company's effective interest rate.

Net income for the first half of 1997 was $88.0 million, or 3.4% of sales, down 4% as compared with $91.2 million, or 3.7% of sales, in the first half of last year. The Electronic Marketing Group's earnings for the first half of this year were comparable to the prior year period. The Electronic Marketing Group's North American operating units experienced higher income from operations, primarily due to much improved results at the Computer Marketing Group; however, this was offset by lower income from operations at EMG International. The Video Communication Group's first half of 1997 net income was down as compared with the prior year period.

Liquidity and Capital Resources

During the first half of 1997, the Company generated $121.1 million from income before depreciation and other non-cash items, and generated another $85.5 million from a reduction in working capital components (partially reflecting the temporary increase in accounts payable due to the timing of certain normal cash payments made later than usual because of the Christmas holiday) resulting in $206.6 million of net cash flows being provided from operations. In addition, the Company used $35.1 million for other normal business operations including purchases of property, plant and equipment ($24.0 million) and the payment of dividends ($13.0 million), offset by other items ($1.9 million). This resulted in $171.5 million being generated from normal business operations. The Company also used $35.0 million for other items including the repurchase of common stock ($31.5 million), the payment of acquisition related expenditures ($0.4 million) and for the repayment of other debt ($3.1 million). This overall net generation of cash of $136.5 million was used to pay down $119.2 million of outstanding bank debt and commercial paper with the remaining $17.3 million being used to increase cash and cash equivalents.

The Company's quick assets at December 27, 1996, totaled $855.6 million as compared with $850.3 million at June 28, 1996 and exceeded the Company's current liabilities by $265.3 million as compared with a $331.0 million excess at June 28, 1996. Working capital at December 27, 1996 was $1,218.8 million as compared with $1,293.9 million at June 28, 1996. At the end of the first half of 1997, to support each dollar of current liabilities, the Company had $1.45 of quick assets and $1.61 of other current assets for a total of $3.06 of current assets as compared with $3.49 at June 28,1996.

During the first half of 1997, shareholders' equity increased by $49.8 million to $1,555.0 million at December 27, 1996 while total debt decreased by $122.3 million to $375.2 million. As a result, the total debt to capital(shareholders' equity plus total debt) ratio was 19.4% at December 27, 1996 as compared with 24.8% at June 28, 1996. The Company's favorable balance sheet ratios would facilitate additional financing if, in the opinion of management, such financing would enhance the future operations of the Company.

On August 1, 1996, the Company's Board of Directors authorized the purchase of up to $200 million of Avnet common stock. The stock is to be purchased in the open market from time to time or in directly negotiated purchases. Through the end of the first half of fiscal 1997 ended December 27, 1996, the Company had repurchased 600,000 shares of its common stock for an aggregate purchase price of $31.5 million.

At December 27, 1996, the Company did not have any material commitments for capital expenditures. The Company and the former owners of a Company-owned site in Oxford, North Carolina have entered into a Consent Decree and Court Order with the Environmental Protection Agency (EPA) for the environmental clean-up of the site, the cost of which, according to the EPA's remedial investigation and feasibility study, is estimated to be approximately $6.3 million, exclusive of the $1.5 million in the EPA past costs paid by the potentially responsible parties (PRPs). Pursuant to a Consent Decree and Court Order entered into between the Company and the former owners of the site, the former owners have agreed to bear at least 70% of the clean-up costs of the site, and the Company will be responsible for not more than 30% of those costs. The Company is also a PRP in an environmental clean-up at a site in North Smithfield, Rhode Island. In addition, the Company has received notice from a third party of its intention to seek indemnification for costs it may incur in connection with an environmental clean-up at a site in Rush, Pennsylvania resulting from the alleged disposal of wire insulation material at the site by a former unit of the Company. Based upon the information known to date, the Company believes that it has appropriately accrued in its financial statements for its share of the costs of the clean-up at all of the above mentioned sites. The Company is also a PRP, or has been notified of claims made against it, at environmental clean-up sites in Huguenot, New York and in Hempstead, New York. At this time, the Company cannot estimate the amount of its potential liability, if any, for clean-up costs in connection with these sites, but does not anticipate that these matters or any other contingent matters will have a material adverse impact on the Company's financial condition, liquidity or results of operations. The Company is not now aware of any commitments, contingencies or events within its control which may significantly change its ability to generate sufficient cash from internal or external sources to meet its needs.


"Safe Harbor" Statement under the Private Securities Litigation Reform Act of 1995: Any statements made in this document which are not historical facts are forward looking statements that involve risks and uncertainties. Among the factors which could cause actual results to differ materially are (i) major changes in business conditions and the economy in general, (ii) risks associated with foreign operations, such as currency fluctuations, (iii) allocations of products by suppliers, and (iv) changes in market demand and pricing pressure.
                        PART II - OTHER INFORMATION


Item 4. Submission of Matters to a Vote of Security-Holders

(a) The 1996 Annual Meeting of Shareholders of the Registrant was held on November 20, 1996.

(b) Not required. Proxies were solicited by the Company pursuant to Regulation 14 under the Securities Exchange Act of 1934, and no solicitation in opposition to management's nominees for board of directors was made. All of the nominees were elected.

(c) The shareholders of the Registrant were asked to vote upon (I) adoption of the Avnet 1996 Incentive Stock Option Plan (the "Option Plan"), pursuant to which tax-qualified options may be granted to employees of the Registrant,
(ii) the Deferred Compensation Plan for Outside Directors (the "Deferred Compensation Plan"), pursuant to which non-employee directors of the Registrant may defer some or all of their annual retainer fees in Common Stock equivalent units or cash, and (ii) ratification of the appointment of Arthur Andersen LLP as independent auditors for the next fiscal year(the "Appointment of Auditors"). All proposals were adopted by the shareholders by the following vote:

Matter                          For                Against         Abstain

Adoption of the Stock
Option Plan                  34,951,827          1,405,420          137,625

Adoption of the Deferred
Compensation Plan            35,759,396            372,807          362,669

Ratification of
Appointment of Auditors      36,424,516             22,009           48,347

(d) Not applicable.


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

        *11 - Computation of earnings per share

*Filed herewith

                                                                EXHIBIT 11

                       AVNET, INC. AND SUBSIDIARIES


                     COMPUTATION OF EARNINGS PER SHARE
                    (Thousands, except per share data)


                                                     First Half Ended

                                                December 27,       December 29,
                                                    1996               1995
                                                          (unaudited)
A.  Primary earnings per share:

      Common shares outstanding
      (weighted average)                           43,222               43,291

      Common equivalent shares:

        Contingent shares issuable                    143                  118

        Exercise of warrants and options
          using the treasury method                   222                  296

      Total common and common equivalent
        shares                                     43,587               43,705


      Income used for computing earnings
        per share                                 $87,987              $91,235

      Earnings per share                            $2.02                $2.09





















                 SEE NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                                                                    EXHIBIT 11

                          AVNET, INC. AND SUBSIDIARIES


                        COMPUTATION OF EARNINGS PER SHARE
                       (Thousands, except per share data)


                                                     Second Quarter Ended

                                                December 27,       December 29,
                                                    1996              1995
                                                           (unaudited)
A.  Primary earnings per share:

      Common shares outstanding
      (weighted average)                           43,018               43,302

      Common equivalent shares:

        Contingent shares issuable                    149                  123

        Exercise of warrants and options
          using the treasury method                   299                  264

      Total common and common equivalent
        shares                                     43,466               43,689


      Income used for computing earnings
        per share                                 $45,614              $46,691

      Earnings per share                            $1.05                $1.07





















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


February 10, 1997
     Date