Form 10-Q
period 1997-03-28
AVNET INC
filed 1997-05-12
CIK 8858

SECURITIES AND EXCHANGE COMMISSION

                            WASHINGTON, D.C. 20549

                                   FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934



For Quarter Ended March 28, 1997                Commission File  #1-4224


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


                         Yes  x                 No

The number of shares of the registrant's Common Stock (net of treasury shares)
as of the close of the period covered by this report . . . . . 42,148,297 shs.

The number of units then outstanding of other publicly-traded securities of the registrant:

      6 7/8% Notes Due March 15, 2004 . . . . . . . . . . . . . . $100,000,000

                       AVNET, INC. AND SUBSIDIARIES

                                     INDEX


Part  I. Financial Information                                     Page No.

         Item 1.  Financial Statements:

              Consolidated Balance Sheets -
              March 28, 1997 and June 28, 1996                        3

              Consolidated Statements of Income -
              Nine Months Ended March 28, 1997 and
              March 29, 1996                                          4

               Consolidated Statements of Income -
              Third Quarters Ended March 28, 1997 and
              March 29, 1996                                          5

               Consolidated Statements of Cash Flows -
              Nine Months Ended March 28, 1997 and
              March 29, 1996                                         6
              Notes to Consolidated Financial Statements              7 - 8


         Item 2.  Management's Discussion and Analysis                9  - 12


Part II. Other Information                                            13 - 15



Signature Page                                                        16























                        PART I - FINANCIAL INFORMATION

Item 1.  Financial Statements

                         AVNET, INC. AND SUBSIDIARIES
                          CONSOLIDATED BALANCE SHEETS
                            (dollars in thousands)

                                                  March 28,        June 28,
                                                    1997            1996
                                                (unaudited)      (audited)
Assets:
  Current assets:
    Cash and cash equivalents                    $   62,722      $   47,808
Receivables, less allowances of $31,727
      and $34,615, respectively                     811,815         802,442
    Inventories (Note 3)                            924,994         935,612
Other                                                28,865          27,280

      Total current assets                        1,828,396       1,813,142

  Property, plant & equipment, at cost, net         179,511         176,929
  Goodwill, net of accumulated amortization of
    $46,682 and $36,998, respectively               482,207         494,666
  Other assets                                       43,440          36,919

      Total assets                               $2,533,554      $2,521,656

Liabilities:
  Current liabilities:
    Borrowings due within one year               $      191      $      282
    Accounts payable                                399,432         353,918
    Accrued expenses and other                      161,068         165,022

      Total current liabilities                     560,691         519,222

  Long-term debt, less due within one year          445,296         497,223

  Commitments and contingencies (Note 4)

      Total liabilities                           1,005,987       1,016,445

Shareholders' equity (Note 5):
  Common stock $1.00 par, authorized
    60,000,000 shares, issued 44,000,000
    shares and 43,842,000 shares, respectively       44,000          43,842
  Additional paid-in capital                        423,681         418,441
  Retained earnings                               1,174,345       1,058,350
  Cumulative translation adjustments                (20,679)         (4,243)
  Common stock held in treasury at cost,
    1,852,000 shares and 421,000 shares,
    respectively                                    (93,780)        (11,179)

      Total shareholders' equity                  1,527,567       1,505,211

      Total liabilities and shareholders'
        equity                                   $2,533,554      $2,521,656

                SEE NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                         AVNET, INC. AND SUBSIDIARIES
                       CONSOLIDATED STATEMENTS OF INCOME
                      (thousands, except per share data)


                                                  Nine Months Ended

                                               March 28,          March 29,
                                                 1997               1996
                                                       (unaudited)

Sales                                         $3,991,991         $3,878,150

Cost of sales                                  3,275,835          3,158,291

Gross Profit                                     716,156            719,859

Operating expenses:
  Selling, shipping, general and
    administrative (Note 6)                      443,034            433,027
  Depreciation and amortization                   31,125             26,994

Operating income                                 241,997            259,838

Investment and other income, net (Note 6)          9,931              1,553

Interest expense                                 (18,903)           (19,111)

Income before income taxes                       233,025            242,280

Income taxes                                      97,635            102,124

Net income                                    $  135,390         $  140,156

Earnings per share                                 $3.12              $3.21
Shares used to compute earnings per share         43,438             43,687



















                SEE NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                         AVNET, INC. AND SUBSIDIARIES
                       CONSOLIDATED STATEMENTS OF INCOME
                      (thousands, except per share data)


                                                  Third Quarter Ended

                                               March 28,          March 29,
                                                 1997               1996
                                                       (unaudited)

Sales                                         $1,378,431         $1,387,484

Cost of sales                                  1,134,816          1,136,117

Gross Profit                                     243,615            251,367

Operating expenses:
  Selling, shipping, general and
    administrative (Note 6)                      154,486            149,981
  Depreciation and amortization                   10,820              9,371

Operating income                                  78,309             92,015

Investment and other income, net (Note 6)          8,882                458

Interest expense                                  (6,232)            (7,537)

Income before income taxes                        80,959             84,936

Income taxes                                      33,556             36,015

Net income                                    $   47,403         $   48,921

Earnings per share                                 $1.10              $1.12
Shares used to compute earnings per share         43,141             43,653



















                SEE NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                         AVNET, INC. AND SUBSIDIARIES
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                            (dollars in thousands)

                                                    Nine Months Ended

                                                 March 28,        March 29,
                                                   1997             1996
                                                        (unaudited)

Cash flows from operating activities:
  Net income                                     $135,390       $ 140,156
  Add non-cash and other reconciling items:
    Depreciation and amortization                  36,856          32,557
    Deferred taxes                                 (1,603)         (1,431)
    Other, net (Note 7)                             7,006          14,881
                                                  177,649         186,163

  Receivables                                     (33,219)       (111,238)
  Inventories                                      (1,452)       (151,852)
  Payables, accruals and other, net                34,668          41,697

    Net cash flows provided from (used for)
      operating activities                        177,646         (35,230)

Cash flows from financing activities:
  Issuance (repayment) of bank debt and
   commercial paper, net of issuance costs        (41,683)        212,683
  Payment of other debt                            (3,909)         (9,238)
  Cash dividends                                  (19,474)        (19,109)
  Repurchase of common stock                      (73,537)              -
  Other, net                                        3,547         ( 1,196)

    Net cash flows (used for) provided from
      financing                                  (135,056)        183,140

Cash flows from investing activities:
  Purchases of property, plant and
    equipment (Note 7)                            (24,976)        (35,389)
  Acquisition of operations, net (Note 7)          (1,374)        (95,807)

    Net cash flows used for investing
      activities                                  (26,350)       (131,196)

Effect of exchange rates on cash and cash
  equivalents                                      (1,326)           (150)

Cash and cash equivalents:
      - increase                                   14,914          16,564
      - at beginning of year                       47,808          49,332
      - at end of period                         $ 62,722        $ 65,896

Additional cash flow information (Note 7)



                SEE NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                         AVNET, INC. AND SUBSIDIARIES

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


1. In the opinion of the Company, the accompanying unaudited consolidated financial statements contain all adjustments (consisting of normal recurring accruals) necessary to present fairly the financial position as of March 28, 1997 and June 28, 1996; the results of operations for the nine months and third quarters ended March 28, 1997 and March 29, 1996; and the cash flows for the nine months ended March 28, 1997 and March 29, 1996.


2. The results of operations for the nine months and third quarter ended March 28, 1997 are not necessarily indicative of the results to be expected for the full year.


3.  Inventories:
    (Thousands)

                                               March 28,         June 28,
                                                 1997             1996

    Finished goods                            $839,240          $844,510
    Work in process                             11,645            13,306
    Purchased parts and raw materials           74,109            77,796

                                              $924,994          $935,612


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


5.  Number of shares of common stock reserved for stock
    option and stock incentive programs:                         4,432,221


6. Included in the Company's current year third quarter other income is the gain on the sale of the Company's former Culver City, CA facility amounting to approximately $7,578,000. Also included in the current quarter's results as operating expenses are non-recurring costs amounting to approximately $6,164,000 associated with the relocation and consolidation of the Company's Culver City, CA and Phoenix, AZ based operations, and the reorganization of its German, Australian, and New Zealand operations. The net effect of these items is to increase pre-tax income, net income and earnings per share for the current year quarter by approximately $1,414,000, $985,000 and $.02 per share, respectively.

                         AVNET, INC. AND SUBSIDIARIES

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS



7.  Additional cash flow information :

    Other non-cash and reconciling items primarily include the provision for doubtful accounts and gain on sale of fixed assets.

    Cash expended for purchases of property, plant and equipment is net of approximately $10,900,000 received in connection with the sale of the Company's former Culver City, CA facility.

    Cash expended for the acquisition of operations in the first nine months of fiscal 1997 includes a deferred payment relating to the acquisition of BFI-IBEXSA International, Inc. and cash paid for professional and other fees associated with various acquisitions completed during fiscal 1996. In the first nine months of fiscal 1996, cash expended for the acquisition of operations includes the cash paid in connection with the acquisitions of VSI Electronics, Setron Schiffer Electronik GmbH & Co., KG, the Science and Technology Division of Mercuries and Associates, Ltd. and Kopp Electronics, offset by cash received in connection with the sale of the motor, motor repair shop and OEM business of Brownell Electro.

    Interest and income taxes paid in the first nine months were as follows:

    (Thousands)
                                                1997             1996

    Interest                                  $18,343          $22,504
    Income taxes                              $92,403          $92,436

Item 2.  Management's Discussion and Analysis


Results of Operations

For the third quarter of fiscal 1997 ended March 28, 1997, consolidated sales were $1.378 billion, down less than 1% when compared with last year's third quarter sales of $1.387 billion. This decrease was due primarily to weaker sales at EMG International (which consists of the Electronic Marketing Group's international operations outside of North America) and at the Video Communications Group offset by stronger sales at the Electronic Marketing Group's North American operations. The Electronic Marketing Group's sales in the third quarter of 1997 were $1.341 billion, up 1% as compared with $1.331 billion in the same quarter of 1996, and the Video Communications Group's sales in the third quarter of 1997 were $37 million or 34% lower than the prior year quarter's sales of $56 million.

The Electronic Marketing Group's North American operations recorded record sales during the third quarter of 1997 with sales in excess of $1.0 billion for the first time ever. The sales increase was due primarily to record sales at the Computer Marketing Group, Allied, Penstock and Time Electronics. Hamilton Hallmark's sales were only slightly below the record sales posted in the third quarter of last year.

Included in the Company's current year third quarter other income is the non-recurring gain on the sale of the Company's former Culver City, CA facility amounting to approximately $7.6 million. Also included in the current quarter's results as operating expenses are non-recurring costs amounting to approximately $6.2 million associated with the relocation and consolidation of the Company's Culver City, CA and Phoenix, AZ based operations, and the reorganization of its German, Australian and New Zealand operations. The net effect of these items is to increase pre-tax income, net income, and earnings per share by approximately $1.4 million, $1.0 million, and $.02 per share, respectively.

Consolidated gross profit margins of 17.7% in the third quarter of 1997 were lower by 4/10ths of one percent of sales as compared with 18.1% in the third quarter of last year, while operating expenses (excluding the non-recurring costs discussed above) as a percentage of sales of 11.6% were slightly higher than in the third quarter of the prior year. As a result, operating income (excluding non-recurring costs) as a percentage of sales was 6.1% in the third quarter of 1997 as compared with 6.6% in the third quarter of last year.

Interest expense was lower in the third quarter of 1997 as compared with the prior year like period due to a combination of a decrease in the average amount of borrowings outstanding and a decrease in the Company's effective interest rate.

Net income in the third quarter of 1997 was $47.4 million, down 3% when compared with the $48.9 million in the prior year's third quarter. Net income as a percentage of sales was 3.4% in the third quarter of 1997 as compared with 3.5% in the prior year period. Excluding the non-recurring items discussed earlier, third quarter net income would have been $46.4 million, or 3.4% of sales, down 5% as compared with last year's third quarter. The Electronic Marketing Group's net income before non-recurring items decreased by less than 1% as compared with last year's third quarter net income. The Electronic Marketing Group's North American operations posted improved income from operations, primarily due to stronger results at the Computer Marketing Group, while income from operations at EMG International was down as compared with last year's third quarter. The Video Communications Group's third quarter 1997 net income was down substantially as compared with the prior year period.

Consolidated sales in the first nine months of 1997 were $3.992 billion, up
3% as compared with $3.878 billion in the first nine months of last year.
This increase was due entirely to increased sales at the Company's Electronic Marketing Group, primarily due to record sales at the Computer Marketing Group. The Electronic Marketing Group's sales in the first nine months of 1997 were $3.857 billion, up 4% as compared with $3.721 billion in last year's first nine months. The Video Communication Group's sales in the first nine months of 1997 were $135 million, down 14% as compared with $157 million in the first nine months of last year.

Consolidated gross profit margins in the first nine months of 1997 were 17.9% as compared with 18.6% in the prior year period, a decline of 7/10ths of 1% of sales. Even though operating expenses (before non-recurring costs) as a percentage of sales decreased to 11.7% in the first nine months of 1997 from 11.9% in the first nine months of last year, the decrease was not enough to offset the decline in gross profit margins. As a result, operating income (before non-recurring costs) as a percentage of sales decreased to 6.2% in this year's first nine months as compared with 6.7% in the same period last year.

Interest expense in the first nine months of 1997 of $18.9 million was $0.2 million lower as compared with $19.1 million in the prior year like period due to a combination of factors. Last year's first nine months interest expense was positively affected by the reversal of $1.3 million of interest expense which was accrued at June 30, 1995 with respect to the Company's 6% Convertible subordinated Debentures Due 2012. The balance of the change in interest expense, a decrease of $1.5 million, was due primarily to the decrease in the Company's effective interest rate.

Net income for the first nine months of 1997 was $135.4 million (3.4% of sales) down 3% as compared with $140.2 million (3.6% of sales) in the first nine months of last year. Excluding the non-recurring items discussed earlier, net income for the first nine months of 1997 would have been $134.4 million (3.4% of sales) down 4% as compared with the prior year. The Elecronic Marketing Group's net income before non-recurring items for the first nine months of this year was about the same as in the prior year period. The Electronic Marketing Group's North American operating units experienced higher income from operations, primarily due to much improved results at the Computer Marketing Group; however, this was offset by lower income from operations at EMG International. The Video Communication Group's first nine months of 1997 net income was down substantially as compared with the prior year's period.

Liquidity and Capital Resources

During the first nine months of 1997, the Company generated $177.6 million from income before depreciation and other non-cash items, and had no net cash movement related to the components of working capital resulting in $177.6 million of net cash flows being provided from operations. In addition, the Company used $42.2 million for other normal business operations including purchases of property, plant and equipment ($35.9 million, which was offset by the $10.9 million received in connection with the sale of the Culver City, CA property referred to above) and the payment of dividends ($19.5 million), offset by other items ($2.3 million). This resulted in $135.4 million being generated from normal business operations. The Company also used $78.8 million for other items including the repurchase of common stock ($73.5 million), the payment of acquisition related expenditures ($1.4 million) and the repayment of other debt ($3.9 million). This overall net generation of cash of $56.6 million was used to pay down $41.7 million of outstanding bank debt and commercial paper with the remaining $14.9 million being used to increase cash and cash equivalents.

The Company's quick assets at March 28, 1997 totaled $874.5 million as compared with $850.3 million at June 28, 1996 and exceeded the Company's current liabilities by $313.8 million as compared with a $331.0 million excess at June 28, 1996. Working capital at March 28, 1997 was $1,267.7 million as compared with $1,293.9 million at June 28, 1996. At the end of the first nine months of 1997, to support each dollar of current liabilities, the Company had $1.56 of quick assets and $1.70 of other current assets for a total of $3.26 of current assets as compared with $3.49 at June 28, 1996.

During the first nine months of 1997, shareholders' equity increased by $22.4 million (which is net of $83.2 million associated with the Company's repurchase of its common stock) to $1,528 million at March 28, 1997 while total debt decreased by $52.0 million to $445.5 million. As a result, the total debt to capital (shareholders' equity plus total debt) ratio was 22.6% at March 28, 1997 as compared with 24.8% at June 28, 1996. The Company's favorable balance sheet ratios would facilitate additional financing if, in the opinion of management, such financing would enhance the future operations of the Company.

On August 1, 1996, the Company's Board of Directors authorized the purchase of up to $200 million of Avnet common stock. The stock is to be purchased in the open market from time to time or in directly negotiated purchases. Through March 28, 1997, the Company had repurchased almost 1.5 million shares of its common stock for an aggregate purchase price of $83.2 million (a portion of which had not yet been paid at the end of the quarter due to unsettled transactions.

At March 28, 1997, the Company did not have any material commitments for capital expenditures. The Company and the former owners of a Company-owned site in Oxford, North Carolina have entered into a Consent Decree and Court Order with the Environmental Protection Agency (EPA) for the environmental clean-up of the site, the cost of which, according to the EPA's remedial investigation and feasibility study, is estimated to be approximately $6.3 million, exclusive of the $1.5 million in the EPA past costs paid by the potentially responsible parties (PRP's). Pursuant to a Consent Decree and Court Order entered into between the Company and the former owners of the site, the former owners have agreed to bear at least 70% of the clean-up costs of the site, and the Company will be responsible for not more than 30% of those costs. The Company is also a PRP in an environmental clean-up at a site in North Smithfield, Rhode Island. In addition, the Company has received notice from a third party of its intention to seek indemnification for costs it may incur in connection with an environmental clean-up at a site in Rush, Pennsylvania resulting from the alleged disposal of wire insulation material at the site by a former unit of the Company. Based upon the information known to date, the Company believes that it has appropriately accrued in its financial statements for its share of the costs of the clean-up at all of the above mentioned sites. The Company is also a PRP, or has been notified of claims made against it at environmental clean-up sites in Hugeunot, New York and Hempstead, New York. At this time, the Company cannot estimate the amount of its potential liability, if any, for clean-up costs in conection with these sites, but does not anticipate that these matters or any other contingent matters will have a material adverse impact on the Company's financial condition, liquidity or results of operations. The Company is not now aware of any commitments, contingencies or events within its control which may significantly change its ability to generate sufficient cash from internal or external sources to meet its needs.


"Safe Harbor" statement under the Private Securities Litigation Reform Act of 1995: Any statements made in this document which are not historical facts are forward-looking statements that involve risks and uncertainties. Among the factors which could cause actual results to differ materially are (i) major changes in business conditions and the economy in general, (ii) risks associated with foreign operations, such as currency fluctuations, (iii) allocations of products by suppliers, and (iv) changes in market demand and pricing pressure.

New Accounting Standard

In March 1997, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards ("SFAS") No. 128, "Earnings Per Share" which establishes new standards for computing and presenting earnings per share ("EPS") by replacing the presentation of currently required Primary EPS with a presentation of Basic EPS. For entities with complex capital structures, the statement requires the dual presentation of both Basic EPS and Diluted EPS on the face of the statement of earnings. SFAS 128 is effective for financial statements issued for periods ending after December 15, 1997, including interim periods, and earlier application is not permitted. When adopted, the Company will be required to restate its EPS data for all prior periods presented. The Company does not expect the impact of the adoption of this statement to have a material effect on previously reported EPS amounts.

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

        10 No reports on Form 8-K were filed during the quarter for which this report is filed.

        10 Avnet 1996 Incentive Stock Option Plan (incorporated herein by reference to Registration Statement on Form S-8, Registration No. 333-17271, Exhibit 99).

        *11 - Computation of earnings per share

B. No reports on Form 8-K were filed during the quarter for which this report is filed.

*Filed herewith

                                                                EXHIBIT 11

                       AVNET, INC. AND SUBSIDIARIES


                     COMPUTATION OF EARNINGS PER SHARE
                    (Thousands, except per share data)


                                                      Nine Months Ended


                                                  March 28,          March 29,
                                                    1997                1996
                                                          (unaudited)
A.  Primary earnings per share:

      Common shares outstanding
      (weighted average)                           43,016               43,309

      Common equivalent shares:

        Contingent shares issuable                    134                  111

        Exercise of warrants and options
          using the treasury method                   288                  267

      Total common and common equivalent
        shares                                     43,438               43,687


      Income used for computing earnings
        per share                                $135,390             $140,156

      Earnings per share                            $3.12                $3.21





















                 SEE NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                                                                    EXHIBIT 11

                          AVNET, INC. AND SUBSIDIARIES


                        COMPUTATION OF EARNINGS PER SHARE
                       (Thousands, except per share data)


                                                     Third Quarter Ended

                                                  March 28,        March 29,
                                                    1997             1996
                                                         (unaudited)
A.  Primary earnings per share:

      Common shares outstanding
      (weighted average)                           42,605               43,346

      Common equivalent shares:

        Contingent shares issuable                    116                   97

        Exercise of warrants and options
          using the treasury method                   420                  210

      Total common and common equivalent
        shares                                     43,141               43,653


      Income used for computing earnings
        per share                                 $47,403              $48,921

      Earnings per share                            $1.10                $1.12





















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


 May 12, 1997
     Date