Form 10-K
period 1997-06-30
AVNET INC
filed 1997-09-24
CIK 8858

SECURITIES AND EXCHANGE COMMISSION
                       Washington, D.C. 20549
                             FORM 10-K


[X] Annual report pursuant to Section 13 or 15 (d) of the Securities Exchange Act of 1934

For the fiscal year ended June 27, 1997 or

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

                        Yes  / X /   No /  /

  Indicate by check mark if disclosure of delinquent filers pursuant to
Item 405 of Regulation S-K is not contained herein and will not be contained, to the best of the registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form
10-K or any amendment to this Form 10-K.   [ ]
The aggregate market value
(approximate) at September 15, 1997 of the
registrant's voting stock held by non-affiliates . . . . . . .$2,625,901,376

The number of shares of the registrant's Common Stock (net of treasury shares) outstanding at September 15, 1997. . . . . . . . .41,029,709 shares.


                DOCUMENTS INCORPORATED BY REFERENCE


Certain portions of the Registrant's definitive proxy statement (to be filed pursuant to Reg. 14A) relating to the Annual Meeting of Shareholders anticipated to be held November 19, 1997 are incorporated herein by reference in Part III of this Report.

                               PART I

ITEM 1.   Business

     Avnet, Inc., incorporated in New York in 1955, together with its subsidiaries (the "Company" or "Avnet"), is one of the world's largest distributors of electronic components and computer products sold principally to industrial customers. Electronic component distributors are a vital link in the chain that connects suppliers of semiconductors, interconnect products, passives and electromechanical devices and computer products to original equipment manufacturers (OEMs) who design and build the complete spectrum of electronic equipment that utilizes the components. Avnet's primary customers are OEMs, including military contractors and the military. Components are shipped either as received from Avnet's suppliers or with assembly or other value added. Avnet adds value to the components which it sells by customizing them prior to shipment to meet individual customer specifications. It also provides inventory management services with respect to the electronic components it sells. Avnet is the electronic distribution industry leader in the use of integrated materials management solutions, value-added services, and logistics and information technologies. Avnet also produces or distributes other electronic, electrical and video communications products.

     "Safe Harbor" statement under the Private Securities Litigation Reform Act of 1995: Any statements made in this Report which are not historical facts are forward-looking statements that involve risks and uncertainties. Among the factors which could cause actual results to differ materially are
(i) major changes in business conditions and the economy in general, (ii) risks associated with foreign operations, such as currency fluctuations,
(iii) allocations of products by suppliers, and (iv) changes in market demand and pricing pressure.

     In order to better focus on its core business and to take advantage of the growing world markets for electronic components and computer products, the Company has been undergoing a period of growth by acquisitions since 1991. At the same time, the Company divested those operations deemed outside of its core business. The Company operates primarily in one industry segment through its Electronic Marketing Group, which distributes electronic components and computer products. The Electronic Marketing Group accounted for 97%, 96% and 90% of Avnet's consolidated sales in *1997, 1996 and 1995, respectively, and it accounted for 96%, 94% and 93% of consolidated net income during those respective periods.

     The Company has indicated its desire to dispose of its Channel Master business, the sole remaining operation in the Video Communications Group. As a result of the immaterial size of the Company's Video Communications


*Reference herein to any particular year or quarter generally refers to the Company's fiscal calendar.


Group, in the event the Company does eventually dispose of its Channel Master business, the impact on the Company's financial condition, liquidity and results of operations will not be material.

     The industry segments in which Avnet currently operates are as follows:

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

     2. The Video Communications Group, consisting of the Company's Channel Master companies, is engaged in the manufacture, assembly and/or marketing of TV signal processing equipment. Channel Master is a leading manufacturer of DBS (Direct Broadcast Satellite) TV receiving antennas, conventional TV roof antennas and commercial satellite antenna systems ("CATS").

     The Electrical and Industrial Group, which was eliminated as of the beginning of the 1996 fiscal year as described below, was engaged in the distribution of electrical motors and motor parts, electronic production line supplies, industrial supplies, maintenance and repair parts and measuring and control devices. During the first quarter of 1996, the Company completed the sale of the motor, motor repair shop and OEM business of Brownell Electro. Avnet Industrial, the remaining business of Brownell which serves the industrial marketplace primarily in maintenance and repair organizations ("MROs"), together with Allied Electronics, now make up a new subgroup of the Electronic Marketing Group known as the Industrial Marketing Group. The results for Brownell (which were not material), including the business that was sold, were included in the Electronic Marketing Group's results as of the first quarter of 1996. The Company's Electrical and Industrial Group was, therefore, eliminated as a business segment at the beginning of the 1996 fiscal year. There was no restatement of prior period Group results due to the immaterial impact of the operations to both the Electronic Marketing Group and the Company as a whole.

     The sales, operating income and identifiable assets of the Company's Electronic Marketing Group (its primary segment) and its U.S. domestic and foreign operations, prepared in accordance with Statement of Financial Accounting Standards No. 14, are shown in Note 13 to the Company's consolidated financial statements appearing in Item 14 of this Report.

     The following tables set forth, for each of Avnet's three fiscal years ended June 27, 1997, June 28, 1996 and June 30, 1995, the approximate amount of sales and net income of Avnet which is attributable to each industry segment described above (after allocation of corporate results):

                               SALES

(Millions)                                     FISCAL YEARS ENDED

                                           June 27,    June 28,   June 30,
                                             1997        1996       1995
Electronic Marketing                       $5,224.4    $5,004.9   $3,873.0
Video Communications                          166.2       202.9      246.0
Electrical and Industrial                      -           -         181.0
                                           $5,390.6    $5,207.8   $4,300.0



                             NET INCOME

(Millions)                                        FISCAL YEARS ENDED

                                           June 27,    June 28,    June 30,
                                             1997        1996        1995
Electronic Marketing                         $175.5      $177.3     $130.6
Video Communications                            7.3        11.0       10.1
Electrical and Industrial                      -           -           (.4)
                                             $182.8      $188.3     $140.3



Electronic Marketing Group

  The Electronic Marketing Group continues to be the dominant group in Avnet, accounting for 97% of Avnet's sales and 96% of its earnings in 1997. The Electronic Marketing Group can be segmented into two major types of businesses, the distribution of electronic components and the distribution of computer products. The electronic components business, which is comprised of three subgroups and a number of operating units in North America, Europe, Asia-Pacific and Africa, sells or provides other value-added services related to electronic component products including, but not limited to, semiconductors, microprocessors, connectors and passive and electromechanical devices. The computer products business is comprised of one subgroup consisting of two operating units with operations in North America and Europe. The four subgroups of the Electronic Marketing Group are known as the Original Equipment Manufacturer Marketing Group ("OMG"), the Computer Marketing Group ("CMG"), the Industrial Marketing Group ("IMG") and Avnet EMG International. The OMG, IMG and Avnet EMG International business units make up the electronic components part of the business, and CMG represents the computer products business.

  The table below sets forth the approximate amount of sales of Avnet which is attributable to each of the four subgroups of the Electronic Marketing Group:




                                                          FISCAL YEARS ENDED

(Millions)                                                June 27,  June 28,
                                                            1997      1996
Original Equipment Manufacturer
   Marketing Group ("OMG")                                $2,849.8  $2,796.9
Computer Marketing Group ("CMG")                           1,084.7     831.8
Industrial Marketing Group ("IMG")                           163.1     193.2
   EMG North America                                       4,097.6   3,821.9
Avnet EMG International                                    1,126.8   1,183.0
                                                          $5,224.4  $5,004.9


     The OMG, which was formed at the end of 1996, consists of Hamilton Hallmark (including Hamilton Hallmark Technologies), Time Electronics (including Avnet Cable Technologies) and Penstock (including Sertek).

     Hamilton Hallmark is Avnet's largest and most profitable division. It is a distributor of semiconductors, computer products, connectors, passives and electromechanical products for industrial, commercial and military use. It also offers an array of value-added services to its customers, such as inventory replenishment systems, kitting and semiconductor programming. It is franchised by the top five United States semiconductor manufacturers:
Advanced Micro Devices, Intel, Motorola, National Semiconductor and Texas Instruments. Hamilton Hallmark's customers are principally computer, telecommunications and aerospace OEMs. Hamilton Hallmark's sales for 1997, which accounted for approximately 45% of the Electronic Marketing Group's sales, were up 1% over the prior year.

     Time Electronics is the world's leading distributor of interconnect products including value-added connectors, electromechanical and passive components and cable assembly services. Time Electronics also distributes some complementary semiconductor lines. Its customers are principally industrial and military/aerospace OEMs. Time's Avnet Cable Technologies unit provides cable assemblies to major computer and medical equipment manufacturers as well as to other users of complex cable assemblies. Time's consolidated sales for 1997 were up 7% as compared with 1996 and represented approximately 7% of the Electronic Marketing Group's sales.

     Penstock, which includes Sertek, is the leading U.S. technical communications specialist distributor. It distributes, designs, engineers and adds value to microwave/radio frequency wireless, fiber optics and hybrid components which it sells principally to telecommunication OEMs. Penstock's fiscal 1997 sales, which represented approximately 2% of the Electronic Marketing Group's sales, were up approximately 12% as compared with last year.

     Also part of the OMG is Avnet Integrated Material Services ("IMS").
It is the OMG's materials management and logistic services organization which acts as a single coordinating point responsible for providing all the materials and services needed by customers who outsource materials from multiple Avnet divisions. IMS develops and implements innovative materials management solutions for the OMG's major domestic customers and their contract manufacturers. IMS is considered a coordinator for other Avnet business units, and therefore, does not record any sales of its own.

     Avnet's CMG is an international distributor of computer products to value-added resellers and end users. As a result of the acquisition of Hall-Mark in July 1993, two independent business units, Avnet Computer and Hall-Mark Computer Products, now operate together as Avnet's CMG. Avnet Computer sells industry leading mainframe, mid-range and workstation PC systems, software and peripherals primarily to end users. Hall-Mark Computer Products concentrates on sales of computer systems, peripherals and components to the reseller channel. CMG's 1997 sales of $1.085 billion, which accounted for approximately 21% of the Electronic Marketing Group's sales, were up 30% as compared with 1996.

     The IMG is comprised of Allied Electronics, Inc. ("Allied") and Avnet Industrial. Allied is a broad line industrial distributor of active and passive electronic components, test equipment and electronic equipment which it sells by means of its catalog and telesales operations. Allied's principal customers are MROs as well as research and development and engineering departments of OEMs. Allied's 1997 sales of $134 million, which represented approximately 3% of the Electronic Marketing Group's sales, were up approximately 15% as compared with 1996. Avnet Industrial supplies the industrial, commercial, institutional, agricultural, governmental, mining and utility markets with a broad line of industrial maintenance and factory supplies. It also distributes industrial display and control instruments and measuring devices and it maintains laboratories and service stations for their repair and recalibration. Avnet Industrial's 1997 sales accounted for less than 1% of the Electronic Marketing Group's sales.

     The Electronic Marketing Group's international activities outside of North America are conducted by Avnet EMG International, with operations in Europe, South Africa and the Asia/Pacific region. Avnet EMG International's sales for 1997 of $1.127 billion accounted for approximately 22% of Electronic Marketing Group sales. Avnet created its international operations through a series of acquisitions beginning in June 1991 with Avnet Access (formerly known as The Access Group), a United Kingdom electronics distributor based in Letchworth, England. Since the acquisition of Avnet Access, the Company has completed 13 additional acquisitions for its Avnet EMG International group. Avnet EMG International has locations throughout Western Europe and Eastern Europe, and has begun to penetrate the Asia/Pacific and South African markets. In addition to the various acquisitions, the Company has created Avnet Time operations in certain locations which specialize in interconnect products including value- added connectors, electromechanical and passive components and cable assembly services. There are currently Avnet Time locations in the U.K., France and Germany.

     During 1996 and 1995, the Company added eight new operations to Avnet EMG International - four in Europe, three in the Asia/Pacific region and one in South Africa.

     In July 1995, the Company completed the acquisition of VSI Electronics consisting of VSI Electronics (Australia) PTY Ltd., an Australian electronics components distributor and VSI Electronics (NZ) Ltd., a New Zealand-based electronic components distributor. In September 1995, the Company completed the acquisition of Setron Schiffer-Eletronik GmbH & Co., KG, a limited partnership engaged in electronic distribution (primarily marketing its products through a catalog) which operates in Germany and 20 other countries in Europe including Eastern Europe. In December 1995, the Company completed the acquisition of a 70% interest in the Science and Technology Division of Mercuries and Associates, Ltd., a Tawian-based electronic components distributor, and in February 1996, the Company completed the acquisition of an 80% interest in Kopp Electronics Limited, a South African electronic components distributor.

     In January 1995, the Company acquired Lyco Limited, an Ireland-based electronics components distributor and provider of programming services and also acquired a 70% interest in WKK Semiconductors, Ltd., a Hong Kong-based electronic components distributor with operations in Hong Kong and the People's Republic of China. In March 1995, the Company acquired CK Electronique, the largest independent programming company in France, which provides various services including component programming, testing and taping. In April 1995, the Company completed the acquisition of BFI-IBEXSA International, Inc., the leading Pan-European technical specialist distributor of microwave and radio frequency components, magnetic sensors, connecting devices and other specialty components.

     Avnet EMG International currently consists of the operations listed below. Unless otherwise noted, each of the operations is primarily a distributor of semiconductors, computer products, connectors and passives and electromechanical devices for industrial and commercial use. Each operation also provides a variety of value-added services to its customers.

       Avnet EMG Ltd., located in the United Kingdom, does business through its Avnet Access and Avnet Time operations.

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

       Avnet Lyco is located in Ireland.

       Avnet WKK Components, a joint venture, has operations in Hong Kong and the People's Republic of China.

       BFI-IBEXSA, the leading European technical distributor of microwave and radio frequency components, magnetic sensors, connecting devices and other specialty components, has operations in eight European countries.

       Avnet Pacific, formerly VSI Electronics, has operations in Australia and New Zealand.

       Avnet Mercuries is a joint venture located in Taiwan.

       Avnet Kopp is a joint venture located in South Africa.

  As of June 27, 1997, the Electronic Marketing Group had about 241 locations in the United States, Canada, Europe, South Africa and the Asia/Pacific region, many of which contain sales, warehousing and administrative functions for multiple business units. In addition, the Group has a small number of stores in customers' facilities.

  Most of the Electronic Marketing Group's product lines are covered by nonexclusive distributor agreements with suppliers, cancelable upon 30 to 180 days notice. Most of these agreements provide for the periodic return to the supplier of obsolete inventory and the return of all standard inventory upon termination of the contract.

  The Electronic Marketing Group's sales by major product class for the last three years is as follows:

                                                     FISCAL YEARS ENDED

(Millions)                                      June 27,  June 28,  June 30,
                                                  1997      1996      1995
Semiconductors                                  $2,938.2  $3,037.6  $2,417.2
Computer products                                1,302.0   1,021.1     733.0
Connectors                                         445.9     404.5     372.3
Other (primarily passives and
   electromechanical devices)                      538.3     541.7     350.5
                                                $5,224.4  $5,004.9  $3,873.0


     All the items sold by the Group are in highly competitive fields. With regard to many of its product lines, the Group may be in competition not only with other distributors but also with its own sources of supply. Central to the business of Avnet and the distribution industry as a whole is the carrying of a significant amount of inventory to meet rapid delivery requirements of customers. Avnet enhances its competitive position by offering a variety of value-added services which entails the performance of services and/or processes tailored to individual customer specifications and business needs such as point of use replenishment, testing, assembly and material management.

Video Communications Group

  The Video Communications Group, which consists of the Channel Master companies located in the U.S., the United Kingdom and Taiwan, principally designs, develops and manufacturers TV signal processing equipment. Its sales in 1997 were $166.2 million or approximately 3% of Avnet's consolidated revenues.

  Channel Master is primarily a manufacturer/distributor of TV antennas, TV rotators and home satellite TV signal receiving and descrambling systems. Its products are used by home TV viewers and the SMATV (Satellite Master Antenna TV) and CATV (Community Antenna TV - also known as cable TV) industries. Channel Master produces DBS (Direct Broadcast Satellite)TV receiving antennas, VSAT (Very Small Aperture Terminal) commercial satellite antenna equipment, microwave transmitters and receivers, telcom patch antennas, signal distribution equipment, and TV/FM audio/video accessories. Channel Master has two principal manufacturing facilities, one each in the U.S. and England.

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

Number of Employees

  At June 27, 1997, Avnet had approximately 9,400 employees.

ITEM 2.   Properties

  As of June 27, 1997, Avnet owned or leased approximately 4,166,851 square feet of space for its principal office, warehouse, distribution, assembly, manufacturing, engineering and research facilities. Approximately 72% of the space was used by the Electronic Marketing Group. The Video Communications Group used approximately 22% of the space, and the Corporate office used about 1% of the space. Avnet also owned or leased approximately 246,617 square feet of space which was subleased to others. Of the total space owned or leased, approximately 78% was located in the United States.


ITEM 3.   Legal Proceedings

  In the opinion of management, based on all known facts, there are no material pending or threatened legal proceedings which the Company is required to report. However, as previously reported, the Company is a potentially responsible party ("PRP") or has received claims for indemnity in several environmental cleanups under the Comprehensive Environmental Response, Compensation and Liability Act ("CERCLA"). In particular, real estate owned by the Video Communications Group in Oxford, North Carolina is listed on the EPA's National Priorities List, and the Company and the prior owner of the site have entered into a Consent Decree with the EPA pursuant to which the parties have agreed to clean up the site. Additional information about this site and other sites is set forth on page 22 of this Report.

ITEM 4.   Submission of Matters to a Vote of Security Holders

  None.

ITEM 4A.  Executive Officers of the Company

  The current executive officers of the Company are:

Name                  Age   Office

Leon Machiz            73   Chairman of the Board, Chief Executive
                            Officer and Director
Roy Vallee             45   President, Chief Operating Officer, Vice
                            Chairman of the Board and Director
David R. Birk          50   Senior Vice President, General Counsel and
                            Secretary
Steven C. Church       48   Senior Vice President
Anthony T. DeLuca      47   Senior Vice President and Chief Information
                            Officer
Burton Katz            55   Senior Vice President
Raymond Sadowski       43   Senior Vice President, Chief Financial
                            Officer and Assistant Secretary
Richard Ward           57   Senior Vice President
Keith Williams         49   Senior Vice President and Director
John T. Clark          43   Vice President
Charles Smith          50   Vice President
Stephanie Wagoner      38   Vice President and Treasurer
John F. Cole           55   Controller

  Mr. Machiz has been Chairman of the Board and Chief Executive Officer since December 1988.

  Mr. Vallee has been Vice Chairman of the Board since November 1992, President and Chief Operating Officer since March 1992. Prior to March 1992, he was Senior Vice President and Director of Avnet's worldwide electronic operations.

  Mr. Birk became Avnet's Secretary in July 1997 and has been Senior Vice President and General Counsel since November 1992; prior thereto he was Vice President and General Counsel.

  Mr. Church has been Senior Vice President since November 1995, and also holds the position of President of the Avnet OMG. Prior thereto, he was Vice President, Southwest Area Director for Hamilton Hallmark, Vice President of Corporate Marketing for Hamilton Hallmark, and President of Hamilton Hallmark.

  Mr. DeLuca has been Senior Vice President and Chief Information Officer for the past five years.

  Mr. Katz has been Senior Vice President of Avnet since November 1990, and President of Avnet's Time Electronics Division for the past five years.

  Mr. Sadowski became Senior Vice President in November 1992 and Chief Financial Officer in February 1993. He was previously Avnet's Vice President and Controller.

  Mr. Ward has been Senior Vice President since November 1996, and President of the Avnet Computer Marketing Group since 1994. Prior thereto, he was Vice President of Avnet and held various executive positions within the Avnet Computer business operations.

  Mr. Williams has been Senior Vice President of Avnet since November
1993 and President of Avnet's International Electronic Marketing Group since February 1994. Prior thereto, he was Director of Avnet's International Operations from October 1993 until February 1994, Vice President of Avnet from November 1992 until November 1993, President and Managing Director of Avnet EMG Europe from November 1992 until October 1993, and Manager of Avnet's European Operations from July 1991 until November 1992.

  Mr. Clark has been Vice President of Avnet since 1992.

  Mr. Smith has been Vice President since November 1995 and President of Avnet's Hamilton Hallmark Division since 1993. Previously he was an executive with Hall-Mark Electronics Corporation.

  Ms. Wagoner became Vice President in November 1996 and has served as Treasurer since February 1993. Prior thereto, Ms. Wagoner served as the Assistant Treasurer.

  Mr. Cole, before becoming Avnet's Controller in February 1993, served as Controller of Avnet's Brownell Electro, Inc. subsidiary.

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

  The Company's common stock is listed on the New York Stock Exchange and the Pacific Stock Exchange. Quarterly market prices (as reported in the consolidated reporting system for issues listed on the New York Stock Exchange) for the last two fiscal years were:

 Fiscal                          1997                       1996
Quarters                   High          Low          High           Low

  1st                   $50 1/4       $39 1/8      $55 5/8       $47 1/2

  2nd                    61 1/8        47 7/8       53 1/2        41 1/4

  3rd                    64 7/8        55 1/4       50 7/8            38

  4th                    64 1/4        55 1/8       54 3/8        41 5/8

Record Holders

  As of September 15, 1997 there were approximately 5,253 record holders of Avnet's common stock.

Dividends

  The cash dividend paid on the common stock was 15 cents per share during each quarter in fiscal 1997 and 1996.

ITEM 6.  Selected Financial Data

(In $ millions, except for per share and ratio data)



                                             Fiscal Years Ended
                           June 27,  June 28, June 30,  July 1,   June 30,
                             1997      1996     1995     1994       1993*
Income:
   Sales                   $5,390.6  $5,207.8 $4,300.0  $3,547.7     $2,238.0
   Gross profit               961.8     969.1    816.4     696.1        486.8
   Operating income           327.7     349.0    261.5     164.8(a)     102.8
   Income taxes               130.7     136.8    103.1      66.7         45.1
   Earnings                   182.8     188.3    140.3      85.3(a)      69.1

Financial Position:
   Working capital          1,319.0   1,293.9  1,057.1     888.0        803.1
   Total assets             2,594.1   2,521.7  2,125.6   1,787.7      1,247.3
   Total debt                 514.6     497.5    419.5     303.1        106.7
   Shareholders'
     equity                 1,502.2   1,505.2  1,239.4   1,108.5        868.2

Per Share:
   Earnings                    4.25      4.31     3.32      2.09(a)      1.91
   Dividends                    .60       .60      .60       .60          .60
   Book value                 36.55     34.67    30.38     27.26        24.35

Ratios:
   Operating income
     margin on sales           6.1%      6.7%     6.1%      4.6%(a)      4.6%
   Profit margin
     on sales                  3.4%      3.6%     3.3%      2.4%(a)      3.1%
   Return on equity           12.0%     13.3%    12.0%      8.0%(a)      8.1%
   Return on capital          10.1%     11.0%    10.1%      7.0%(a)      7.6%
   Quick                      1.5:1     1.6:1    1.6:1      1.7:1        2.1:1
   Working capital            3.3:1     3.5:1    3.3:1      3.4:1        3.9:1
   Total debt to
     capital                  25.5%     24.8%    25.3%      21.5%        10.9%



(a) After special charges of $16.8 ($.41 per share) for (i) restructuring and integration charges ($13.5 or $.33 per share), (ii) the retroactive impact of the change in U.S. tax rates ($0.5 or $.01 per share) and (iii) the cumulative effect of a change in the method of accounting for income taxes ($2.8 or $.07 per share).

* The selected financial data shown above for fiscal year 1993 does not include data for Hall-Mark which was acquired by the Company on
    July 1, 1993.

ITEM 7. Management's Discussion and Analysis of Financial Condition and Results of Operations


  For an understanding of the significant factors that influenced the Company's performance during the past three fiscal years, the following discussion should be read in conjunction with the consolidated financial statements, including the related notes, and other information appearing elsewhere in this Report. Reference herein to any particular year or quarter generally refers to the Company's fiscal calendar.

  The Company operates primarily in one industry segment through its Electronic Marketing Group, which distributes electronic components and computer products. The Electronic Marketing Group accounted for 97%, 96% and 90% of Avnet's consolidated sales in 1997, 1996, and 1995, respectively, and 96%, 94% and 93% of consolidated net income during those respective periods. Therefore, due to the dominance of the Electronic Marketing Group and the immaterial size of the Video Communications Group and the Electrical and Industrial Group (which was eliminated at the beginning of the 1996 fiscal year as described below), this discussion and analysis section will focus primarily on consolidated information.

  The Company has indicated its desire to dispose of its Channel Master business, the sole remaining operation in the Video Communications Group. As a result of the immaterial size of the Video Communications Group as noted above, in the event the Company does dispose of its Channel Master business, the impact on the Company's financial condition, liquidity and results of operations will not be material.

  The Electronic Marketing Group can be segmented into two major types of businesses, the distribution of electronic components and the distribution of computer products. The electronic components business, which is comprised of three subgroups and a number of operating units in North America, Europe, Asia-Pacific and Africa, sells or provides other value-added services related to electronic component products including, but not limited to, semiconductors, microprocessors, connectors and passive and electromechanical devices. The computer products business is comprised of one subgroup which consists of two operating units with locations in North America and Europe. The four subgroups of the Electronic Marketing Group are known as the Original Equipment Manufacturer Marketing Group ("OMG"), the Computer Marketing Group ("CMG"), the Industrial Marketing Group ("IMG") and Avnet EMG International. The OMG, IMG and Avnet EMG International business units make up the electronic components part of the business, and CMG represents the computer products business. The OMG consists of Hamilton Hallmark (including Hamilton Hallmark Technologies), Time Electronics (including Avnet Cable Technologies) and Penstock (including Sertek). The IMG is comprised of Allied Electronics and Avnet Industrial, and Avnet EMG International includes all of the Electronic Marketing Group's electronic components operations outside of North America. The CMG consists of Avnet Computer and Hall-Mark Computer Products. The business of each of these operations is discussed elsewhere in this Report.

  During the first quarter of 1996, the Company completed the sale of the motor, motor repair shop and OEM business of Brownell Electro. Avnet Industrial, the remaining business of Brownell which serves the industrial marketplace primarily in MRO, together with Allied Electronics, now make up the IMG. The results for Brownell prior to the sale described above (which were not material), including the business that was sold, were included in the Electronic Marketing Group's results in the first quarter of 1996. The Company's Electrical and Industrial Group was, therefore, eliminated as a business segment as of the beginning of the 1996 fiscal year.

Results of Operations

  Consolidated sales were a record $5.391 billion in 1997, or 4% higher than the $5.208 billion in 1996. This increase was due to increased sales at each operating unit in the Electronic Marketing Group's North American operations, including significantly higher sales at the CMG, offset somewhat by lower sales at Avnet EMG International. The Electronic Marketing Group's sales in 1997 were $5.224 billion, up 4% as compared with $5.005 billion in 1996, and the Video Communications Group's sales in 1997 were $166 million, or 18% lower than the prior year's sales of $203 million. All of the companies within EMG North America (the OMG, the CMG and the IMG) posted record fiscal year sales in 1997, except for Avnet Industrial as described below. Sales of the OMG and the CMG were up 2% and 30%, respectively, as compared with 1996, while sales at EMG International were down 5%. Although sales of the IMG were down, this was due to the disposition in 1996 of the group's Brownell business, whose sales were included in the IMG's results in 1996. Sales at the IMG's Allied Electronics operation were up 15% over the prior year.

  Consolidated sales were $5.208 billion in 1996, or 21% higher than the $4.300 billion in 1995. This increase was due to strong sales growth at each operating unit in the Electronic Marketing Group, offset somewhat by lower sales in the Video Communications Group. The Electronic Marketing Group's sales in 1996 were $5.005 billion, up 29% as compared with $3.873 billion in 1995, and the Video Communications Group's sales in 1996 were $203 million, or 18% lower than the prior year's sales of $246 million. Of the $908 million increase in consolidated sales, approximately $212 million was contributed by operations acquired during 1996. Without such sales, consolidated sales would have been approximately 16% higher than in 1995. Each of the operating units in the Electronic Marketing Group posted double digit sales increases in 1996 as compared with 1995. Sales of Hamilton Hallmark, Penstock, the Computer Marketing Group, Time Electronics and Allied were up 16%, 41%, 32%, 10% and 19%, respectively, in 1996 as compared with 1995. Sales of Avnet EMG International were up 61% in 1996 as compared with 1995 and were in excess of $1.183 billion. Excluding the sales contributed by operations acquired during 1996, Avnet EMG International's sales would have been approximately 32% higher than in 1995.

  In 1997, sales of semiconductors, computer products, connectors and other products (principally passives and electromechanical devices), represented 56%, 25%, 9% and 10%, respectively, of the Electronic Marketing Group's sales as compared with 61%, 20%, 8% and 11%, respectively, in 1996.

  Consolidated gross profit margins were 17.8% in 1997 as compared with 18.6% and 19.0% in 1996 and 1995, respectively. This downward trend is due primarily to the competitive environment in the electronic distribution marketplace and to increased sales of computer products, which have lower gross margins than other products in the Company's product line. Although operating expenses in absolute dollars were sequentially higher during the last three years, they decreased as a percentage of sales over that time span. The Company reduced operating expenses as a percentage of sales to 11.7% in 1997 as compared with 11.9% and 12.9% in 1996 and 1995, respectively. As a result, operating income of $327.7 million in 1997 represented 6.1% of sales, as compared with $349.0 million or 6.7% of sales in 1996 and $261.5 million or 6.1% of sales in 1995.

  Other income, which has had no material impact on earnings since the Company liquidated its marketable securities portfolio to partially fund the July 1, 1993 acquisition of Hall-Mark Electronics, was $11.7 million in 1997 as compared with $2.0 million and $5.1 million in 1996 and 1995, respectively. Other income in 1997 included the third quarter $7.6 million gain on the sale of the Company's former Culver City, California facility.

  Interest expense was $26.1 million in 1997, as compared with $25.9 million and $23.2 million in 1996 and 1995, respectively. The $0.2 million increase in interest expense in 1997 as compared with 1996 was due to a combination of factors. Interest expense in 1996 was positively affected by the reversal of $1.3 million of interest expense which was accrued at June 30, 1995 with respect to the Company's 6% Convertible Subordinated Debentures due 2012 (the "Debentures") as discussed more fully below. The balance of the change in interest expense, a decrease of $1.1 million, was due primarily to a lower effective interest rate as average debt outstanding was about the same in both years. In 1996, average debt outstanding was approximately 30% higher than in 1995; however, interest expense was only 12% higher due to a combination of a lower effective interest rate and the impact of the reversal in 1996 of interest expense which was accrued at June 30, 1995 with respect to the Debentures. Following the Company's call for redemption of the Debentures (see below), almost 100% of the outstanding Debentures were converted into common stock of the Company in September 1995, thereby eliminating the requirement to pay interest on the Debentures subsequent to the interest payment made on April 15, 1995 and necessitating the reversal of interest accrued at June 30, 1995.

  As a result of factors described above, net income in 1997 was $182.8 million, about 3% lower than the record earnings of $188.3 million achieved in 1996, but substantially higher than the $140.3 million of net income in 1995. Net income as a percentage of sales was 3.4% in 1997 as compared with 3.6% and 3.3% in 1996 and 1995, respectively. Although net income in dollars was down 3% in 1997 as compared with 1996, as described above, earnings per share of $4.25 was down only 1% as compared with $4.31 in 1996, due to the impact of the Company's stock buyback program (see discussion in "Liquidity and Capital Resources" section below). The Electronic Marketing Group's net income in 1997 was $175.5 million, slightly less than the record net income of $177.3 million achieved in 1996, and significantly higher than the Group's net income in 1995 of $130.6 million. The Electronic Marketing Group's net profit margins were 3.4%, 3.5% and 3.4% in 1997, 1996 and 1995, respectively. Due to the impact of the Company's stock buyback program, the Electronic Marketing Group's contribution to earnings per share was a record $4.08 in 1997 as compared with $4.06 and $3.09 in 1996 and 1995, respectively. The Video Communications Group's net income in 1997 was $7.3 million as compared with $11.0 million and $10.1 in 1996 and 1995, respectively, and its net profit margins were 4.4%, 5.4% and 4.1% during those respective years. Income from operations of the OMG, CMG and IMG in 1997 were higher than in 1996 and 1995, while income from operations at Avnet EMG International in 1997 was below the record amount achieved in 1996.

  As the Company has increased its investment in foreign operations, the impact associated with the volatility of foreign currency exchange rates has become more apparent. The translation into U.S. dollars of the financial statements of the Company's foreign subsidiaries resulted in a $20.5 million charge in 1997, a $5.1 million charge in 1996 and a $10.5 million credit in 1995 which were recorded directly to shareholders' equity. The charge in 1997 was due primarily to the weakening of the French, German, Italian and Swedish currencies against the U.S. dollar, and the charge in 1996 was due primarily to the weakening of the U.K., French and German currencies against the U.S. dollar. The credit in 1995 was due primarily to the strengthening of the French, German, Swedish and U.K. currencies against the U.S. dollar. The effect of foreign currency exchange rate fluctuations on the 1997 statement of income was not material. Had the various average foreign currency exchange rates remained the same during 1997 as compared with 1996, Avnet EMG International's 1997 sales and net income would have been approximately 4% higher than the actual reported results for 1997.

Liquidity and Capital Resources

  Over the last three years, cash generated from income before depreciation, amortization and other non-cash items amounted to $670.2 million. During that period, $463.8 million was used for working capital needs (excluding cash) resulting in $206.4 million of net cash flows provided from operations. In addition, $209.5 million, net, was needed for other normal business operations including purchases of property, plant and equipment ($143.7 million) and dividends ($69.8 million), offset by cash generated from other immaterial items ($4.0 million). This resulted in $3.1 million being used for normal business operations. During that three-year period, the Company also used $314.5 million, net, for acquisitions($152.6 million), the repurchase of its common stock ($141.8 million) and the repayment of other debt ($20.1 million). This overall use of cash of $317.6 million was financed by $323.0 million raised from the issuance of commercial paper and an increase in bank debt, offset by a $5.4 million increase in cash.

  In 1997, the Company generated $233.0 million from income before depreciation, amortization and other non-cash items, and used $43.5 million for working capital needs resulting in $189.5 million of net cash flows provided from operations. In addition, the Company used $60.5 million for other normal operations including purchases of property, plant and equipment ($37.3 million, net of $ 10.9 million received in connection with the sale of the Company's former Culver City, California facility) and dividends ($25.9 million), offset by cash generated from other immaterial items ($2.7 million). This resulted in $129.0 million being generated from normal business operations. The Company also used $141.8 million to repurchase its common stock, and $4.6 million for acquisition-related items and the payment of other debt. This overall net use of cash of $17.4 million was financed by a $28.9 million increase in bank debt and commercial paper, offset by a $11.5 million increase in cash.

  In 1996, the Company generated $237.1 million from income before depreciation, amortization and other non-cash items, and used $234.6 million for working capital needs resulting in $2.5 million of net cash flows provided from operations. In addition, the Company used $83.4 million for other normal business operations including purchases of property, plant and equipment ($55.8 million), dividends ($25.6 million) and other immaterial items ($2.0 million). This resulted in $80.9 million being used for normal business operations. The Company also used $108.6 million in connection with acquisitions, offset by cash received in connection with the sale of the motor, motor repair shop and OEM business of Brownell Electro, and for the payment of other debt. This overall use of cash of $189.5 million was financed by a $188.0 million increase in bank debt and commercial paper and by the use of $1.5 million of available cash.

  The Company's quick assets at June 27, 1997 totaled $859.3 million as compared with $850.3 million at June 28, 1996. At June 27, 1997, quick assets exceeded the Company's current liabilities by $281.9 million as compared with a $331.0 million excess at the end of 1996. Working capital at June 27, 1997 was $1.319 billion as compared with $1.294 billion at June 28, 1996. At June 27, 1997 to support each dollar of current liabilities, the Company had $1.49 of quick assets and $1.79 of other current assets, for a total of $3.28 as compared with $3.49 at the end of the prior fiscal year.

  In 1995, the Company entered into a revolving credit agreement with a syndicate of banks led by NationsBank of North Carolina, N.A. ("NationsBank"). The agreement currently provides a five-year facility with a line of credit of up to $400.0 million, increased from the original amount of $300.0 million. The Company may select from various interest rate options and maturities under this facility. The facility serves as a primary funding vehicle as well as a backup for the Company's commercial paper program pursuant to which the Company is authorized to issue short-term notes for current operational business requirements. The Company also has an additional credit facility with NationsBank which provides a line of credit up to $100.0 million.

  On August 1, 1996, the Company's Board of Directors authorized the repurchase of up to $200.0 million of Avnet common stock. The stock will be purchased in the open market from time to time or in directly negotiated purchases. Through the end of 1997, the Company had repurchased approximately 2.55 million shares of its common stock for an aggregate purchase price of $147.4 million ($5.6 million of which had not been paid at the end of the year due to transactions which had not yet settled).

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

  At June 27, 1997, the Company had $319.4 million outstanding under its commercial paper program, $80.6 million (denominated in various foreign currencies) outstanding under its bank syndicated revolving credit facility, $100.0 million of the 6 7/8% Notes due March 15, 2004, and $14.6 million of other debt. This $514.6 million of total debt at June 27, 1997 represents an increase of $17.1 million over the $497.5 million outstanding at June 28, 1996. The Company's debt to capital (shareholders' equity plus total debt) ratio was approximately 25% at June 27, 1997 and June 28, 1996. In 1997, income was more than 10 times greater than fixed charges. Internally generated cash flow during 1997, represented by net income before depreciation, amortization and other non-cash items, was $233.0 million or 45% of total debt at June 27, 1997.

  During the last three years, the Company's capital rose $605.2 million to a total of $2.017 billion at June 27, 1997. Shareholders' equity increased by $393.7 million to $1.502 billion--$435.3 million from earnings, net of dividends, reinvested in the business, $104.3 million as a result of the conversion of the Debentures and by $1.5 million, net, from other sources--offset by a $147.4 million reduction as a result of the Company's repurchase of its common stock. Total debt increased by $211.5 million over the last three years to $514.6 million at June 27, 1997. The Company's favorable balance sheet ratios would facilitate additional financing if, in the opinion of management, such financing would enhance the future operations of the Company.

  Currently, the Company does not have any material commitments for capital expenditures. The Company and the former owners of a Company-owned site in Oxford, North Carolina have entered into a Consent Decree and Court Order with the Environmental Protection Agency (EPA) for the environmental clean-up of the site, the cost of which, according to the EPA's remedial investigation and feasibility study, is estimated to be approximately $6.3 million, exclusive of the $1.5 million in EPA past costs paid by the potentially responsible parties (PRP's). Pursuant to a Consent Decree and Court Order entered into between the Company and the former owners of the site, the former owners have agreed to bear at least 70% of the clean-up costs of the site, and the Company will be responsible for not more than 30% of those costs. In addition, the Company has received notice from a third party of its intention to seek indemnification for costs it may incur in connection with an environmental clean-up at a site in Rush, Pennsylvania resulting from the alleged disposal of wire insulation material at the site by a former unit of the Company. Based upon the information known to date, the Company believes that it has appropriately accrued in its financial statements for its share of the costs of the clean-ups at all the above mentioned sites. The Company is also a PRP, or has been notified of claims made against it, at environmental clean-up sites in Huguenot, New York and in Hempstead, New York. At this time, the Company cannot estimate the amount of its potential liability, if any, for clean-up costs in connection with these sites, but does not anticipate that these matters or any other contingent matters will have a material adverse impact on the Company's financial condition, liquidity or results of operations.

  The Company is not now aware of any commitments, contingencies or events within its control which may significantly change its ability to generate sufficient cash from internal or external sources to meet its needs.

  New Accounting Standard

  In March 1997, the Financial Accounting Standards Board issued
Statement of Financial Accounting Standards No. 128 ("SFAS 128"), "Earnings Per Share." This statement establishes standards for computing and presenting earnings per share ("EPS"), replacing the presentation of currently required primary EPS with a presentation of Basic EPS. For entities with complex capital structures, the statement requires the dual presentation of both Basic EPS and Diluted EPS on the face of the statement of income. Under this new standard, Basic EPS is computed based on weighted average shares outstanding and excludes any potential dilution; Diluted EPS reflects potential dilution from the exercise or conversion of securities into common stock or from other contracts to issue common stock and is similar to the currently required fully diluted EPS. SFAS 128 is effective for financial statements issued for periods ending after December 15, 1997, including interim periods, and earlier application is not permitted. When adopted, the Company will be required to restate its EPS data for all prior periods presented. The Company does not expect the impact of the adoption of this statement to be material to previously reported EPS amounts.


ITEM 7A. Quantative and Qualative Disclosures About Market Risk

  See Note 1 to the consolidated financial statements on page 36 of this Report.

ITEM 8.  Financial Statements and Supplementary Data

  The Financial Statements and Supplementary Data are listed under Item 14 of this Report.

ITEM 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

  None.

                              PART III

ITEM 10.   Directors and Executive Officers of the Registrant

ITEM 11.   Executive Compensation

ITEM 12.   Security Ownership of Certain Beneficial Owners and Management

ITEM 13.   Certain Relationships and Related Transactions

  The information called for by Items 10, 11, 12 and 13 (except to the extent set forth in Item 4A above) is incorporated in this Report by reference to the Company's definitive proxy statement relating to the Annual Meeting of Shareholders anticipated to be held November 19, 1997.

                              PART IV

ITEM 14.  Exhibits, Financial Statement Schedules and Reports on Form 8-K

a.  The following documents are filed as part of this report:


                                                                    Page
    1.  Financial Statements and Supplementary Data

          Report of Independent Public Accountants                   30

          Avnet, Inc. and Subsidiaries Consolidated
          Financial Statements:

             Statements of Income for the years ended
             June 27, 1997, June 28, 1996 and June 30, 1995          31

             Balance Sheets at June 27, 1997 and June 28, 1996       32

             Statements of Shareholders' Equity for the
             years ended June 27, 1997, June 28, 1996 and
             June 30, 1995                                           33

             Statements of Cash Flows for the years ended
             June 27, 1997, June 28, 1996 and June 30, 1995          34

          Notes to Consolidated Financial Statement             35 - 48

    2.  Financial Statement Schedules

          (I) Schedule II for the years ended June 27, 1997,
          June 28, 1996 and June 30, 1995                            49

        Schedules other than those above have been omitted because they are not applicable or the required information is shown in the financial statements or notes thereto.

    3.  Exhibits:

             Exhibit
               No.    Description

               3A. Certificate of Incorporation of the Company as currently in effect (incorporated by reference).

               3B. By-laws of the Company (incorporated herein by reference to the Company's Current Report on Form 8-K dated February 12, 1996, Exhibit 3(ii)).

               4. Note: The total amount of securities authorized under any instrument which defines the rights of holders of Company's long-term debt does not exceed 10% of the total assets of the Company and its subsidiaries on a consolidated basis. Therefore, none of such instruments are required to be filed as exhibits to this Report. The Company agrees to furnish copies of such instruments to the Commission upon request.

                      Executive Compensation Plans and Arrangements

              10A. Restated Employment Agreement dated June 29, 1996 between the Company and Leon Machiz (incorporated herein by reference to the Company's Current Report on Form 8-K dated September 18, 1996, Exhibit 10.1).

              10B. Third Amendment dated June 1, 1995 to Employment Agreement dated July 1, 1992 between the Company and Roy Vallee (incorporated herein by reference to the Company's Current Report on Form 8-K dated September 26, 1995, Exhibit No. 10.2).

              10C. Second Amendment dated July 1, 1993 to Employment Agreement dated July 1, 1992 between the Company and Roy Vallee (incorporated herein by reference to the Company's Annual Report on Form 10-K for the fiscal year ended June 30, 1993, Exhibit No. 10E).

             Exhibit
               No.    Description

             10D. Employment Agreement and Amendment to Employment Agreement dated July 1, 1992 between the Company and Roy Vallee (incorporated herein by reference to the Company's Quarterly Report on Form 10-Q for the quarter ended
                      April 2, 1993, Exhibit No. 10).

             10E. Employment Agreement dated July 22, 1992 between the Company and Keith Williams (incorporated herein by reference to the Company's Annual Report on Form 10-K for the fiscal year ended June 30, 1992, Exhibit No. 10F).

             10F. Amendment dated July 1, 1996 to Consulting Agreement dated July 1, 1993 between the Company and David Shaw (incorporated herein by reference to the Company's Current Report on Form 8-K dated September 18, 1996,
                      Exhibit 10.2).

             10G. Consulting Agreement dated July 1, 1993 between the Company and David Shaw (incorporated herein by reference to the Company's Annual Report or Form 10-K for the fiscal year ended June 30, 1993, Exhibit 10G).

             10H. Avnet 1984 Stock Option Plan (incorporated herein by reference to the Company's Registration Statement on Form S-8, Registration No. 2-96800, Exhibit 4-B).

             10I. Avnet 1988 Stock Option Plan (incorporated herein by reference to the Company's Registration Statement on Form S-8, Registration No. 33-29475, Exhibit 4-B).

             10J. Avnet 1990 Stock Option Plan (incorporated herein by reference to the Company's Commission File No. 1-4224, Annual Report on Form 10-K for the fiscal year ended June 30, 1992, Exhibit 10E).

             10K. Avnet 1995 Stock Option Plan (incorporated herein by reference to the Company's Current Report on Form 8-K dated February 12, 1996, Exhibit 10).

             10L. Avnet 1996 Incentive Stock Option Plan (incorporated herein by reference to the Company's Registration Statement on Form S-8, Registration No. 333-17271,
                      Exhibit 99).

             Exhibit
               No.    Description

             10M. Avnet Second Incentive Stock Program (incorporated herein by reference to the Company's Registration Statement on Form S-8, Registration No. 2-94916, Exhibit 4-B).

             10N. 1994 Avnet Incentive Stock Program (incorporated herein by reference to the Company's Registration Statement on Form S-8, Registration No. 333-00129, Exhibit 99).


             100. Stock Bonus Plan for outside directors (incorporated herein by reference to the Company's Current Report on Form 8-K dated September 23, 1997, Exhibit 99.2).

             10P. Retirement Plan for Outside Directors of Avnet, Inc., effective July 1, 1993 (incorporated herein by reference to the Company's Annual Report on Form 10-K for the fiscal year ended June 30, 1992, Exhibit 10I).

             10Q. Avnet, Inc. Deferred Compensation Plan for Outside Directors (incorporated herein by reference to the Company's Current Report on Form 8-K dated September 23, 1997, Exhibit 99.1).

             11.*     Statement regarding computation of per share earnings.

             21.*     List of subsidiaries of the Company.

             23.*     Consent of Arthur Andersen LLP.

             24. Powers of Attorney (incorporated herein by reference to the Company's Current Report on Form 8-K dated September 23, 1997, Exhibit 24).

             27.      Financial Data Schedule (electronic filing only).


b.  Reports on Form 8-K

    None.






*Filed herewith


                     S I G N A T U R E S

  Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                  AVNET, INC.
                                  (Registrant)

Date:   September 24, 1997      By:  s/Leon Machiz
                                        Leon Machiz, Chairman of
                                        the Board, Chief Executive
                                            Officer and Director

  Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the Registrant and in the capacities indicated on September 24, 1997.

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

                   *                      Director
(J. Veronica Biggins)

                   *                      Director
(Joseph F. Caligiuri)

                   *                      Director
(Sylvester D. Herlihy)

                   *                      Director
(Ehud Houminer)

                   *                      Director
(Salvatore J. Nuzzo)

                   *                      Director
(Frederic Salerno)


               Signature                    Title

                   *                      Director
(David Shaw)

                   *                      Director
(Keith Williams)

                   *                      Director
(Frederick S. Wood)

s/Raymond Sadowski                        Senior Vice President,
(Raymond Sadowski)                        Chief Financial Officer
  and Assistant Secretary

s/John F. Cole                            Controller and Principal
(John F. Cole                             Accounting Officer

*By:   s/Raymond Sadowski
       (Raymond Sadowski)
        Attorney-in-Fact

REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS

The Board of Directors and Shareholders
Avnet, Inc.
Great Neck, New York

  We have audited the accompanying consolidated balance sheets of Avnet, Inc. (a New York corporation) and Subsidiaries as of June 27, 1997 and June 28, 1996 and the related consolidated statements of income, shareholders' equity and cash flows for each of the three years in the period ended June 27, 1997. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

  In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Avnet, Inc. and Subsidiaries as of June 27, 1997 and June 28, 1996, and the results of their operations and their cash flows for each of the three years in the period ended June 27, 1997 in conformity with generally accepted accounting principles.

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

                                      s/ARTHUR ANDERSEN LLP
New York, New York
July 30, 1997


                 AVNET, INC. AND SUBSIDIARIES
                 CONSOLIDATED STATEMENTS OF INCOME
                 (Thousands, except per share data)



                                                     Years Ended

                                           June 27,   June 28,     June 30,
                                             1997       1996        1995

Sales                                    $5,390,626 $5,207,797  $4,300,013

Cost of sales                             4,428,779  4,238,743   3,483,649

Gross profit                                961,847    969,054     816,364

Selling, shipping, general
  and administrative expenses               634,101    620,087     554,881

Operating income                            327,746    348,967     261,483

Other income, net                            11,749      1,988       5,066

Interest expense                            (26,076)   (25,916)    (23,175)

Income before income taxes                  313,419    325,039     243,374

Income taxes (Note 7)                       130,656    136,783     103,101

Net income                               $  182,763 $  188,256  $  140,273

Earnings per share                       $     4.25 $     4.31  $     3.32

Shares used to compute earnings
   per share (Note 1)                        43,049     43,710      43,421



           See notes to consolidated financial statements


                   AVNET, INC. AND SUBSIDIARIES
                    CONSOLIDATED BALANCE SHEETS
                       (Dollars in thousands)

                                                      June 27,    June 28,
                                                        1997        1996
Assets:
  Current assets:
   Cash and cash equivalents                        $   59,312  $   47,808
   Receivables, less allowances of $27,915
    and $34,615, respectively                          800,015     802,442
   Inventories (Note 3)                              1,007,074     935,612
   Other                                                30,035      27,280

    Total current assets                             1,896,436   1,813,142

  Property, plant and equipment, net (Note 4)          181,509     176,929
   Goodwill, net of accumulated amortization of
      $49,846 and $36,998, respectively (Note 1)       476,935     494,666
   Other assets                                         39,191      36,919

    Total assets                                    $2,594,071  $2,521,656

Liabilities:
  Current liabilities:
   Borrowings due within one year (Note 5)          $      178  $      282
   Accounts payable                                    433,762     353,918
   Accrued expenses and other (Note 6)                 143,513     165,022

    Total current liabilities                          577,453     519,222

  Long-term debt, less due within one year
   (Note 5)                                            514,426     497,223

    Total liabilities                                1,091,879   1,016,445

  Commitments & contingencies (Notes 9 & 11)

Shareholders' equity (Note 10):
  Common stock $1.00 par, authorized 60,000,000
   shares, issued 44,032,000 shares and
   43,842,000 shares, respectively                      44,032      43,842
  Additional paid-in capital                           425,180     418,441
  Retained earnings                                  1,215,550   1,058,350
  Cumulative translation adjustments                   (24,767)     (4,243)
  Treasury stock at cost, 2,927,000 shares
   and 421,000 shares, respectively                   (157,803)    (11,179)

    Total shareholders' equity                       1,502,192   1,505,211

    Total liabilities & shareholders' equity        $2,594,071  $2,521,656

           See notes to consolidated financial statements

                                  AVNET, INC. AND SUBSIDIARIES
                         CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY
                    Years ended June 27, 1997, June 28, 1996 and June 30, 1995
                                (Thousands, except per share data)
                                            Additional             Cumulative                 Total
                                    Common   Paid-in     Retained  Translation  Treasury  Shareholders'
                                    Stock    Capital     Earnings  Adjustments    Stock      Equity
Balance, July 1, 1994               $41,104  $307,149 $  780,266    $ (9,692)  $ (10,312)   $1,108,515

Net income                                               140,273                               140,273
Dividends, $.60 per share                                (24,437)                              (24,437)
Cumulative translation adjustments                                    10,506                    10,506
Other, net, principally stock
  option and incentive programs         100     3,694                                728         4,522

Balance, June 30, 1995               41,204   310,843    896,102         814      (9,584)    1,239,379

Net income                                               188,256                               188,256
Dividends, $.60 per share                                (26,008)                              (26,008)
Cumulative translation adjustments                                    (5,057)                   (5,057)
Conversion of 6% Subordinated
  Debentures                          2,445   101,838                                          104,283
Other, net, principally stock
  option and incentive programs         193     5,760                             (1,595)        4,358

Balance, June 28, 1996               43,842   418,441  1,058,350      (4,243)    (11,179)    1,505,211

Net income                                               182,763                               182,763
Dividends, $.60 per share                                (25,563)                              (25,563)
Cumulative translation adjustments                                   (20,524)                  (20,524)
Repurchase of common stock                                                      (147,396)     (147,396)
Other, net, principally stock
  option and incentive programs         190     6,739                                772         7,701

Balance, June 27, 1997              $44,032  $425,180 $1,215,550    $(24,767)  $(157,803)   $1,502,192


                    AVNET, INC. AND SUBSIDIARIES
                CONSOLIDATED STATEMENTS OF CASH FLOWS
                       (Dollars in thousands)

                                                        Years Ended
                                               June 27,  June 28,   June 30,
                                                 1997      1996       1995
Cash flows from operating activities:
   Net income                                  $182,763  $188,256  $140,273
   Add non-cash and other reconciling items:
     Depreciation and amortization               49,398    43,547    36,863
     Deferred taxes                              (5,137)  (14,490)    5,484
     Other, net (Note 12)                         5,941    19,744    17,549
                                                232,965   237,057   200,169
   Receivables                                  (23,492)  (81,665) (117,804)
   Inventories                                  (86,863) (171,594) (103,550)
   Payables, accruals and other, net             66,929    18,721    35,549

     Net cash flows provided from
       operating activities                     189,539     2,519    14,364

Cash flows from financing activities:
   Repurchase of common stock                  (141,784)      --        --
   Issuance of commercial paper and bank
     debt, net                                   28,893   188,022   106,100
   Payment of other debt                         (3,250)  (12,274)   (4,589)
   Cash dividends (Note 12)                     (25,867)  (25,612)  (18,320)
   Other, net                                     4,541    (1,870)    2,282

     Net cash flows (used for) provided
       from financing activities               (137,467)  148,266    85,473

Cash flows from investing activities:
   Purchases of property, plant and
     equipment                                  (37,346)  (55,811)  (50,547)
   Acquisition of operations, net (Note 2)       (1,359)  (96,325)  (54,911)

     Net cash flows used for investing
       activities                               (38,705) (152,136) (105,458)

Effect of exchange rate changes on cash
   and cash equivalents                          (1,863)     (173)    1,077

Cash and cash equivalents:
     - increase (decrease)                       11,504    (1,524)   (4,544)
     - at beginning of year                      47,808    49,332    53,876
     - at end of year                          $ 59,312  $ 47,808  $ 49,332

Additional cash flow information (Note 12)

           See notes to consolidated financial statements
                    AVNET, INC. AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1. Summary of significant accounting policies:

   Principles of consolidation - The accompanying financial statements include the accounts of the Company and all of its subsidiaries. All intercompany accounts and transactions have been eliminated. The amount of minority interests at the end of 1997 and 1996, which amounts are not material, are included in the caption "accrued expenses and other".

   Inventories - Stated at cost (first-in, first-out) or market, whichever is lower.

   Depreciation and amortization - Depreciation and amortization is generally provided for by the straight-line method over the estimated useful lives of the assets.

   Income taxes - No provision for U.S. income taxes has been made for $134,178,000 of cumulative unremitted earnings of foreign subsidiaries at June 27, 1997 because those earnings are expected to be permanently reinvested outside the U.S. If such earnings were remitted to the U.S., any net U.S. income taxes would not have a material impact on the results of operations of the Company.

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

   Earnings per share - In computing earnings per share for 1995, the 6% Convertible Subordinated Debentures (which were converted into common stock in the first quarter of 1996) were considered common equivalent shares.

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

   Concentration of credit risk - Financial instruments which potentially subject the Company to a concentration of credit risk principally consist of cash and cash equivalents and trade accounts receivable. The Company invests its excess cash primarily in overnight Eurodollar time deposits with quality financial institutions. The Company sells electronic components and computer products primarily to original equipment manufacturers, including military contractors and the military, throughout North America, Europe and the Asia/Pacific region. To reduce credit risk, management performs ongoing credit evaluations of its customers' financial condition. The Company maintains reserves for potential credit losses, but has not experienced any material losses related to individual customers or groups of customers in any particular industry or geographic area.

   Derivative financial instruments - Many of the Company's operations, primarily its international subsidiaries, occasionally purchase and sell product in currencies other than their functional currencies. This subjects the Company to the risks associated with the fluctuations of foreign currency exchange rates. The Company reduces this risk by utilizing natural hedging as well as by creating offsetting positions through the use of derivative financial instruments, primarily forward foreign exchange contracts with maturities of less than sixty days. The market risk related to the foreign exchange contracts is offset by the changes in valuation of the underlying items being hedged. The amount of risk and the use of derivative financial instruments described above is not material to the Company's financial position or results of operations. The Company does not hedge its investment in its foreign operations nor its floating interest rate exposures.

   Fiscal year - The Company's fiscal year ends on the Friday closest to June 30th. Unless otherwise noted, all references to the "year 1997" or any other "year" shall mean the Company's fiscal year.

                    AVNET, INC. AND SUBSIDIARIES
       NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)


2. Acquisitions

   Since July 1, 1994, the Company has completed eleven acquisitions for the Electronic Marketing Group - three in the United States, four in Europe, three in the Asia/Pacific region and one in South Africa. Four of these acquisitions were completed during 1996 and seven were completed during 1995. All acquisitions have been accounted for as purchases.

   The acquisitions completed in 1996 consisted of VSI Electronics, Setron Schiffer-Electronik GmbH & Co., KG, a 70% interest in the Science and Technology Division of Mercuries and Associates, Ltd. and an 80% interest in Kopp Electronics Limited.

   The 1995 acquisitions consisted of Penstock, Inc., the Flippin, Arkansas cable assembly operation of LaBarge, Inc. (now known as Avnet Cable Technologies), Lyco Limited, a 70% interest in WKK Semiconductors, Ltd., CK Electronique, BFI-IBEXSA International, Inc. and Sertek, Inc.

   Cash expended (net of cash on the books of the companies acquired) in 1996 and 1995 relating to these acquisitions totaled approximately $119,000,000 and $70,000,000, respectively. Cash expended for the acquisition of operations in 1997 includes a deferred payment and cash paid for professional and other fees associated with various acquisitions completed during 1996. In the aggregate, the operations acquired during 1996 and 1995 had sales totaling approximately $240,000,000 and $170,000,000, respectively, during the fiscal year of each such operation immediately preceding its acquisition. The historical results of operations of the companies acquired would not have had a material effect on the Company's results of operations in 1996 and 1995, on a pro forma basis.


3.  Inventories:
                                                        June 27,    June 28,
     (Thousands)                                          1997        1996

     Finished goods                                    $  917,751   $844,510
     Work-in-process                                       13,714     13,306
     Raw materials                                         75,609     77,796

                                                       $1,007,074   $935,612

                    AVNET, INC. AND SUBSIDIARIES
       NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)


4. Property, plant and equipment, net:
                                                        June 27,    June 28,
     (Thousands)                                          1997        1996

     Land                                                $  6,740   $  7,552
     Buildings                                             72,846     78,195
     Machinery, fixtures and equipment                    286,582    275,911
     Leasehold improvements                                 7,333      7,412
                                                          373,501    369,070
     Less accumulated depreciation
       and amortization                                   191,992    192,141

                                                         $181,509   $176,929

5. External financing:
                                                        June 27,    June 28,
     (Thousands)                                          1997        1996

     6 7/8% Notes due March 15, 2004                     $100,000   $100,000
     Commercial Paper                                     319,400    295,700
     Bank Syndicated Credit Facility                       80,600     93,596
     Other                                                 14,604      8,209
                                                          514,604    497,505
     Less borrowings due within one year                      178        282

     Long-term debt                                      $514,426   $497,223


     In June 1995, the Company entered into a revolving credit agreement with a syndicate of banks led by NationsBank of North Carolina, N.A. ("NationsBank"). The agreement currently provides a five-year facility with a line of credit of up to $400,000,000 (increased from the original amount of $300,000,000). This credit facility is currently being used primarily as a backup facility to the Company's commercial paper program and for foreign currency denominated borrowings at floating rates of interest. At June 27, 1997, the approximate interest rates on outstanding commercial paper and foreign currency denominated borrowings were 5.7% and 3.6%, respectively, and at June 28, 1996 were 5.5% and 4.2%, respectively. The Company also has in place an additional credit facility with NationsBank which provides a line of credit of up to $100,000,000.

     Annual payments on external financing in 1998, 1999, 2000, 2001 and 2002 will be $178,000, $278,000, $411,437,000, $295,000 and $527,000,
     respectively.

                    AVNET, INC. AND SUBSIDIARIES
       NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)


6. Accrued expenses and other:

                                                        June 27,    June 28,
     (Thousands)                                          1997        1996

     Payroll, commissions and related                    $ 56,400   $ 54,324
     Insurance                                             16,290     16,211
     Income taxes                                          24,163     35,993
     Dividends payable (Note 12)                            6,209      6,513
     Other                                                 40,451     51,981

                                                         $143,513   $165,022


7. Income taxes:

     The Company follows the liability method of accounting for income taxes. Deferred income taxes are recorded for temporary differences between the amount of income and expense reported for financial and tax purposes.

     A reconciliation between the federal statutory tax rate and the effective tax rate is as follows:


                                                     Years Ended
                                            June 27,     June 28,   June 30,
                                              1997         1996       1995

     Federal statutory rate                     35.0%       35.0%      35.0%
     State and local income taxes,
       net of federal benefit                    5.1         4.7        4.7
     Amortization of goodwill                    1.4         1.3        1.5
     Other, net                                   .2         1.1        1.2
     Effective tax rate                         41.7%       42.1%      42.4%


     The components of the provision for income taxes are indicated in the next table. The provision (future tax benefit) for deferred income taxes results from temporary differences arising principally from inventory valuation, accounts receivable valuation, certain accruals and depreciation.

                    AVNET, INC. AND SUBSIDIARIES
       NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)


7. Income taxes (Continued):


                                                     Years Ended
     (Thousands)                            June 27,     June 28,   June 30,
                                              1997         1996       1995

     Current:
       Federal                              $ 97,433    $101,408    $ 64,279
       State and local                        26,018      25,065      16,849
       Foreign                                12,342      24,800      16,489
       Total current taxes                   135,793     151,273      97,617


     Deferred:
       Federal                                (4,101)    (12,857)      3,290
       State and local                        (1,228)     (1,773)        861
       Foreign                                   192         140       1,333
       Total deferred taxes                   (5,137)    (14,490)      5,484

     Provision for income taxes             $130,656    $136,783    $103,101


     The significant components of deferred tax assets and liabilities included on the balance sheet as of the beginning and end of 1997 were as follows:


     (Thousands)                                        June 27,    June 28,
                                                          1997        1996
     Deferred tax assets:
        Inventory valuation                             $ 10,139     $ 9,607
        Accounts receivable valuation                      7,727       9,689
        Various accrued liabilities and other              18,195     16,725
                                                          36,061      36,021
     Deferred tax liabilities:
        Depreciation and amortization of
         property, plant and equipment                     1,657       3,877
       Other                                               3,268       6,645
                                                           4,925      10,522

     Net deferred tax assets                             $31,136     $25,499

                    AVNET, INC. AND SUBSIDIARIES
       NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)


8. Pension and profit sharing plans:

     During the three years ended June 27, 1997, the following amounts were charged (credited) to income under the Company's pension plan, 401(k) plan and a discretionary profit sharing plan:


                                                    Years Ended
     (Thousands)                            June 27,    June 28,    June 30,
                                              1997        1996        1995

     Pension                                   $  953    $ (416)     $ (289)
     401(k)                                       606       475         486
     Profit sharing                             1,413     1,407       1,396

     The Company's noncontributory defined benefit pension plan and its 401(k) plan cover substantially all domestic employees, except for those at one unit covered by a profit sharing plan. The noncontributory pension plan was amended as of January 1, 1994 to provide defined benefits pursuant to a cash balance feature whereby a participant accumulates a benefit based upon a percentage of current salary, which varies with age, and interest credits. At June 27, 1997, the market value of the pension plan assets was $146,826,000 and these assets were comprised of common stocks (59%), U.S. Government securities (36%), corporate debt obligations (4%) and money market funds (1%).

     The assumed interest rate was 8% in each of the last three years and the expected return on plan assets was 9% in 1997 and 1996, and 8% in 1995. Under the cash balance plan, service costs are based solely on current year salary levels; therefore, projected salary increases are not taken into account. The pertinent calculations covering the pension (charge)/credits, obligations and prepaid pension cost are summarized below:

                                                    Years Ended
     (Thousands)                             June 27,   June 28,    June 30,
                                               1997       1996        1995
     Earned:
       Return on Plan assets - actual        $27,810    $13,274     $13,285
       Higher than expected
         return - deferred                   (17,024)    (3,057)     (4,570)
       Expected return                        10,786     10,217       8,715
       Amortization of 7/1/85 excess
         assets                                2,830      2,830       2,829
       Amortization of prior service
         credits                                 321        321         321
                                              13,937     13,368      11,865

                    AVNET, INC. AND SUBSIDIARIES
       NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)


8. Pension and profit sharing plans (Continued):

                                                    Years Ended
     (Thousands)                             June 27,   June 28,    June 30,
                                               1997       1996        1995
     Less benefits:
     Present value of benefits
         earned during year                    6,302      6,047        5,762
     Interest on projected benefit
         obligation                            8,588      6,905        5,814
                                              14,890     12,952       11,576

     Net (charge)/credit to income           $  (953)   $   416      $   289

     Funded status of the Plan:
                                                    Years Ended
     (Thousands)                             June 27,   June 28,    June 30,
                                               1997       1996        1995

     Projected benefit obligation:
       Vested benefits                      $114,679   $ 95,420     $ 77,161
       Non-vested benefits                     3,632      3,956        3,120
         Accumulated and projected
           benefit obligation                118,311     99,376       80,281
     Unamortized 7/1/85 excess assets         10,469     13,299       16,129
     Cumulative differences in:
       Return on Plan assets                  28,874     11,850        8,793
       Projected benefit obligation          (22,197)   (11,891)         273
     Unamortized prior service credits         2,935      3,256        3,577
                                             138,392    115,890      109,053

     Less market value of Plan assets        146,826    125,277      118,024

     Prepaid pension cost                   $  8,434   $  9,387     $  8,971


     The absence of a future salary assumption amount and the large unamortized prior service credit are due to the adoption of the cash balance plan. Not included in the above tabulations are pension plans of certain non-U.S. subsidiaries which are not material.

9. Long-term leases:

     The Company leases many of its operating facilities and is also committed under lease agreements for transportation and operating equipment. Rent expense charged to operations for the three years ended June 27, 1997 is as follows:

                   AVNET, INC. AND SUBSIDIARIES
       NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)


9. Long-term leases (Continued):

                                                    Years Ended
     (Thousands)                             June 27,   June 28,    June 30,
                                               1997       1996        1995

     Buildings                                $18,297    $17,899     $19,065
     Equipment                                  4,278      4,228       4,857

                                              $22,575    $22,127     $23,922


     At June 27, 1997, aggregate future minimum lease commitments, principally for buildings, in 1998, 1999, 2000, 2001, 2002 and thereafter (through 2011) are $19,982,000, $15,404,000, $11,042,000,
     $7,815,000, $6,359,000 and $20,429,000, respectively.


10.  Stock-based compensation plans:

     Stock option plans:

     The Company has four stock option plans with shares still available for grant:

                                   1990 and 1996                1988 and 1995
                                   Qualified Plans           Non-Qualified Plans
     Minimum exercise price
     as a percentage of fair
     market value at date     1990 Plan     - 100%            1988 Plan    - 50%
     of grant                 1996 Plan     - 100%            1995 Plan    - 85%

     Life of options                     10 years                     10 years

     Exercisable                      In whole or                 25% annually
                                     installments               after one year

     Plan termination date    1990 Plan  11/28/00         1988 Plan   12/31/98
                              1996 Plan  12/31/06         1995 Plan    8/31/05

     Shares available for     1990 Plan   180,525         1988 Plan      2,930
     grant at June 27, 1997   1996 Plan 1,000,000         1995 Plan    320,625

               AVNET, INC. AND SUBSIDIARIES
       NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)


10.  Stock-based compensation plans (Continued):

     Under the non-qualified plans, the excess of the fair market value at the date of grant over the exercise price is considered deferred compensation which is amortized and charged against income as it is earned.

     Pertinent information covering options is as follows:


      Option and market prices
      are per share                        1997        1996         1995

      Outstanding at end of year:
        Shares - Total                    2,212,088   1,777,061    1,615,122
                 Exerciseable               923,963     766,936      683,372

        Option prices                  $13.50-62.50$13.50-47.00 $13.50-44.50
        Market prices at
          date granted                 $19.75-62.50$19.75-51.81 $19.75-44.50

      Granted:
        Shares                              661,000     389,500      527,500
        Option prices                  $48.75-62.50$28.00-47.00 $28.00-44.50

      Exercised:
        Shares                              189,473     192,838      100,139
        Option prices                  $14.00-47.00$14.00-38.50 $14.00-38.50

      Canceled and expired:
        Shares                               36,500      34,723        5,573
        Option prices                  $24.25-48.75$17.63-47.00 $17.63-29.00

      Employee stock purchase plan:

      In October 1995, the Company implemented the Avnet Employee Stock Purchase Plan (ESPP). Under the terms of the ESPP, eligible employees of the Company are offered options to purchase shares of Avnet Common Stock at a price equal to 85% of the fair market value on the first or last day, whichever is lower, of each monthly offering period. A total of 500,000 shares of Avnet common stock were initially reserved for sale under the ESPP. At June 27, 1997, employees had purchased 216,723 shares and 283,277 shares were still available for purchase under the ESPP.

                   AVNET, INC. AND SUBSIDIARIES
       NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

10.  Stock-based compensation plans (Continued):

     Incentive stock:

     The Company has an Incentive Stock Program wherein a total of 289,864 shares were still available for award at June 27, 1997 based upon operating achievements. Delivery of incentive shares is spread equally over a four-year period and is subject to the employee's continuance in the Company's employ. As of June 27, 1997, 74,618 shares previously awarded have not yet been delivered. The program will terminate on December 31, 1999.

     At June 27, 1997, 4,363,927 common shares were reserved for stock options (including the ESPP) and stock incentive programs.

     Pro forma information:

     The Company follows Accounting Principles Board Opinion No. 25
     (APB No.25), "Accounting for Stock Issued to Employees" in accounting for its stock-based compensation plans. In applying APB No. 25, no expense was recognized for options granted under the various stock option plans (except in the rare circumstances where the exercise price was less than the fair market value on the date of the grant) nor was expense recognized in connection with shares purchased by employees under the ESPP. Statement of Financial Accounting Standards No. 123 (SFAS No. 123), "Accounting for Stock-Based Compensation" requires disclosure of pro forma net income as if a fair value-based method of measuring stock-based compensation had been applied. Because the SFAS No. 123 method of accounting has not been applied to options granted prior to January 1, 1995, the resulting pro forma compensation cost may not be representative of that to be expected in future years. Reported and pro forma net income are as follows:

                                                             Years Ended
                                                          June 27,  June 28,
      (Thousands, except earnings per share)                1997      1996

      Net income: As reported                             $182,763  $188,256
                  Pro forma                                179,835   187,059

      Earnings per share: As reported                        $4.25     $4.31
                          Pro forma                           4.20      4.29

      The fair value of the stock options granted is estimated on the date of grant using the Black-Scholes option pricing model. The weighted average assumptions used, and the weighted average estimated fair value of an option granted are as follows:

                    AVNET, INC. AND SUBSIDIARIES
       NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)


10.   Stock-based compensation plans (Continued):

                                                             Years Ended
                                                          June 27,  June 28,
                                                            1997      1996
      Expected life (years)                                   5.7       5.0
      Risk-free interest rates                                6.7%      5.5%
      Volatility                                             24.0%     23.0%
      Dividend yield                                          1.2%        1.3%

   Weighted average fair value                              $16.75    $12.76


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


12.   Additional cash flow information:

      Other non-cash and reconciling items primarily include provisions for doubtful accounts and, in 1997, is net of the gain on the sale of the Company's former Culver City, California facility of $7,578,000.

      Due to the change in the Company's fiscal year (see Note 1) and its historical dividend payment dates, the fiscal year ended July 1, 1994 includes the cash payment of the July 1, 1994 dividend. This results in the inclusion of three quarterly dividend payments in 1995 as compared with four quarterly payments in 1996 and 1997.

      In the first quarter of 1996, the entire amount of outstanding 6% Convertible Subordinated Debentures due 2012 ($105,263,000 at June 30,
      1995) was converted into common stock or redeemed for cash.

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

                    AVNET, INC. AND SUBSIDIARIES
       NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

12.   Additional cash flow information (Continued):

      Interest and income taxes paid were as follows:

                                                        Years Ended
                                                 June 27, June 28,  June 30,
      (Thousands)                                  1997     1996      1995

      Interest                                   $ 26,123  $28,019   $23,279
      Income taxes                                145,387  139,600    94,167

13.   Segment and geographic information:

      The Company operates primarily in one industry segment through its Electronic Marketing Group, which distributes electronic components and computer products. For each of the last three years, the Electronic Marketing Group's sales, operating income and identifiable assets were greater than 89% of the comparable consolidated totals. For the years presented, the Company's other two industry segments, the Video Communications Group and the former Electrical and Industrial Group, individually accounted for less than 10% of the Company's consolidated sales, operating income and identifiable assets. Geographic information is as follows:


                                                        Years Ended
                                                 June 27, June 28,  June 30,
      (Millions)                                   1997     1996      1995

      Sales:
        Domestic operations                     $4,044.5 $3,839.9  $3,411.8
        Foreign operations                       1,346.1  1,367.9     888.2

                                                $5,390.6 $5,207.8  $4,300.0

      Operating income:
        Domestic operations                      $ 299.5 $  293.9  $  228.3
        Foreign operations                          52.0     77.2      53.5
        Corporate                                  (23.8)   (22.1)    (20.3)

                                                $  327.7 $  349.0  $  261.5
      Identifiable assets:
        Domestic operations                     $1,831.0 $1,722.1  $1,602.9
        Foreign operations                         663.3    718.4     466.6
        Corporate                                   99.8     81.2      56.1

                                                $2,594.1 $2,521.7  $2,125.6

                    AVNET, INC. AND SUBSIDIARIES
       NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)


13.   Segment and geographic information (Continued):

      Information for the Company's primary industry segment, the Electronic Marketing Group (domestic and foreign), is as follows: (See pages 3 to 10 of this Report for a description of the segments.)


                                                        Years Ended
                                                 June 27, June 28,  June 30,
      (Millions)                                   1997     1996      1995

      Sales                                     $5,224.4  $5,004.9  $3,873.0
      Operating income                             339.4     353.3     261.9
      Identifiable assets                        2,381.3   2,346.3   1,888.8
      Property, plant and equipment:
        Additions                                   31.2      50.1      43.2
        Depreciation                                27.4      24.1      18.7





14.   Summary of quarterly results (unaudited)
      (Millions, except per share data):


                                       Gross         Income       Earnings
     Quarter                Sales     profit   Pre-tax  After-tax per share

    1st  - 97             $1,281.8    $232.5   $ 73.6    $ 42.4     $ .97
         - 96              1,189.1     228.7     76.7      44.6      1.02

    2nd  - 97              1,331.8     240.0     78.5      45.6      1.05
         - 96              1,301.6     239.8     80.6      46.7      1.07

    3rd  - 97              1,378.4     243.6     80.9      47.4      1.10
         - 96              1,387.5     251.4     84.9      48.9      1.12

    4th  - 97              1,398.6     245.7     80.4      47.4      1.13
         - 96              1,329.6     249.2     82.8      48.1      1.10

    Year - 97             $5,390.6    $961.8   $313.4    $182.8     $4.25
         - 96              5,207.8     969.1    325.0     188.3      4.31

                                        SCHEDULE II
                                AVNET, INC. AND SUBSIDIARIES
                              VALUATION AND QUALIFYING ACCOUNTS
                 Years Ended June 27, 1997, June 28, 1996, and June 30, 1995

                                         (Thousands)
Column A                 Column B               Column C           Column D     Column E
                                                Additions
                                        (1)        (2)
                       Balance at     Charged to   Charged to
Description           beginning of    costs and      other       Deductions -   Balance at
                         period         expenses    accounts-      describe      end of
                                                     describe                   period

          1997

Allowance for doubtful
accounts                 $34,615        $10,107        $588 (a)   $17,395 (b)   $27,915

          1996

Allowance for doubtful
accounts                  23,421         19,073         420 (a)     8,904 (b)    34,615
                                                        605 (c)
          1995
Allowance for doubtful
accounts                  21,975         14,007         456 (a)    13,990 (b)    23,421
                                                        973 (c)

(a) Recovery of
    amounts previously
    written off

(b) Uncollectible
    accounts written off

(c) Acquisitions

                         INDEX TO EXHIBITS

Exhibit                                                            Numbered
Number                       Exhibit                                 Page

  11.    Statement regarding computation of earnings per share        51
  21.    List of subsidiaries of the Registrant                       52

  23.    Consent of Arthur Andersen LLP                               53


See pages 25 to 27 for a list of exhibits which are incorporated by reference and not filed herewith.



                             EXHIBIT 11
                    AVNET, INC. AND SUBSIDIARIES
                  COMPUTATION OF EARNINGS PER SHARE
                 (Thousands, except per share data)

(A) In computing earnings per share, common shares issuable upon the exercise of outstanding stock options have been considered as common equivalent shares. In computing earnings per share in fiscal 1995, the 6%
     Convertible Subordinated Debentures which were converted into common stock in the first quarter of 1996, were considered common equivalent shares.

                                                         Years Ended
                                                  June 27, June 28, June 30,
                                                    1997     1996     1995

     Weighted average number of common shares       42,598   43,333   40,723

     Common equivalent shares:
       Conversion of 6% Convertible
         Subordinated Debentures                      --       --      2,448
       Issuance of incentive shares and
         exercise of employees' stock options,
         using treasury stock method                   451      377      250

     Common and common equivalent shares used
       to compute earnings per share                43,049   43,710   43,421


     Net income                                   $182,763 $188,256 $140,273
     Interest expense on convertible
       debentures - net of tax                       --       --       3,778

     Income used for computing earnings
       per share                                  $182,763 $188,256 $144,051

     Earnings per share based upon
       the weighted average number of shares
       outstanding during the year                $   4.25 $   4.31 $   3.32



                             EXHIBIT 21

                    AVNET, INC. AND SUBSIDIARIES
                     SUBSIDIARIES OF AVNET, INC.
                                                             JURISDICTION
NAME                                                       OF INCORPORATION

AB Avnet EMG which includes seven subsidiaries            Sweden
Allied Electronics, Inc.                                  Delaware
Avnet, Inc.                                               Delaware
Avnet Computer Technologies, Inc.                         Delaware
Avnet Computer Technologies Leasing, Inc.                 Delaware
Avnet Direct, Inc.                                        Delaware
Avnet EMG GmbH does business as Avnet E2000               Germany
Avnet Setron Elektronik Vertrieb GmbH which includes
   two subsidiaries and affiliates                        Germany
Avnet EMG S.r.l. does business as:                        Italy
   Avnet Adelsy
   Avnet DeMico
Avnet EMG Ltd. does business as:                          England
   Avnet Access
   Avnet Time
Avnet France, S.A. which includes three subsidiaries      France
Avnet Holding Corporation II                              Delaware
Avnet Holding Germany GmbH                                Germany
Avnet International (Canada) Ltd. does business as:       Ontario
   Allied Electronics
   Avnet Computer
   Avnet Leasing Center
   Hall-Mark Computer Products
   Hamilton Hallmark
   Penstock
   Time Electronics
Avnet International (Taiwan) Limited                      Taiwan
Avnet Kopp (Pty.) Limited which includes two subsidiaries South Africa
Avnet Lyco Limited which includes one subsidiary          Ireland
Avnet Marketing Services                                  California
Avnet - Mercuries Company Limited                         Taiwan
Avnet de Mexico, S.A. de C.V.                             Mexico
Avnet Pacific Pty. Ltd.                                   Australia
Avnet Pacific (NZ) Limited                                New Zealand
Avnet WKK Components Limited                              Hong Kong
BFI-IBEXSA International S.A which includes eight
   subsidiaries                                           France
Channel Master Communications, Inc.                       Delaware
Channel Master (Holdings) Limited                         England
Channel Master Satellite Systems, Inc.                    New York
Channel Master (UK) Limited                               England
Disti Export Trading Corp.                                Barbados
Optional Systems Resources, Inc.                          Delaware
                           EXHIBIT 23

CONSENT OF INDEPENDENT PUBLIC ACCOUNTANTS

As independent public accountants, we hereby consent to the incorporation of our report included in this Form 10-K, into the Company's Registration
Statement on Form S-3 No. 33-51835 relating to debt securities of Avnet, Inc. and Registration Statements on Form S-8 No. 2-84883, No. 2-96800,
No. 332-9475, No. 33-43855, No. 33-64765, No. 333-17271, No. 2-94916, No.
333-00129, and No. 33-62583, relating to common stock of Avnet, Inc.
issuable under the 1981, 1984, 1988, 1990, 1995, and 1996 Stock Option
Plans, the Avnet Second Incentive Stock Program, the 1994 Avnet Incentive
Stock Program and the Avnet Employee Stock Purchase Plan, respectively.


                                              s/ARTHUR ANDERSEN LLP




New York, New York
September 24, 1997
