Form 10-Q
period 1997-09-26
AVNET INC
filed 1997-11-07
CIK 8858

SECURITIES AND EXCHANGE COMMISSION

                      WASHINGTON, D.C. 20549

                            FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934



For the Quarterly Period Ended September 26, 1997     Commission File  #1-4224


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


Registrant's telephone number, including area code. . 516-466-7000


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


                  Yes  x                 No

The number of shares outstanding of the registrant's Common Stock (net of treasury shares) as of the close of the period covered by this report - 40,637,346 shs.

                  AVNET, INC. AND SUBSIDIARIES

                              INDEX


Part  I.   Financial Information    Page No.

           Item 1.  Financial Statements:

                Consolidated Balance Sheets -
                September 26, 1997 and June 27, 1997               3

                Consolidated Statements of Income -
                First Quarters Ended September 26, 1997 and
                September 27, 1996                                  4

                Consolidated Statements of Cash Flows -
                First Quarters Ended September 26, 1997 and
                September 27, 1996                                  5

                Notes to Consolidated Financial Statements          6 - 7


           Item 2.  Management's Discussion and Analysis            8 - 10

           Item 3.  Quantitative and Qualitative Disclosures       11
                    About Market Risk


Part II.   Other Information                                       11 - 12



Signature Page                                                     13
























                  PART I - FINANCIAL INFORMATION

Item 1.  Financial Statements

                        AVNET, INC. AND SUBSIDIARIES
                        CONSOLIDATED BALANCE SHEETS
                           (dollars in thousands)

                                          September 26,     June 27,
                                              1997           1997
                                          (unaudited)     (audited)
Assets:
  Current assets:
    Cash and cash equivalents              $   44,392   $   59,312
    Receivables, less allowances of $30,671
      and $27,915, respectively               849,793      800,015
    Inventories (Note 3)                    1,074,756    1,007,074
    Other                                      31,135       30,035

      Total current assets                  2,000,076    1,896,436

  Property, plant & equipment, net            181,112      181,509
  Goodwill, net of accumulated amortization of
   $53,017 and $49,846, respectively          474,849      476,935
  Other assets                                 41,484       39,191

      Total assets                         $2,697,521   $2,594,071

Liabilities:
  Current liabilities:
    Borrowings due within one year         $      248   $      178
    Accounts payable                          464,118      433,762
    Accrued expenses and other                171,823      143,513

      Total current liabilities               636,189      577,453

  Long-term debt, less due within one year    545,569      514,426

  Commitments and contingencies (Note 4)

     Total liabilities                      1,181,758    1,091,879

Shareholders' equity (Note 5):
  Common stock $1.00 par, authorized
    60,000,000 shares, issued 44,202,00
    shares and 44,032,000 shares, respectively 44,202       44,032
    Additional paid-in capital                429,547      425,180
    Retained earnings                       1,251,519    1,215,550
    Cumulative translation adjustments        (26,292)     (24,767)
    Common stock held in treasury at cost,
      3,565,000 shares and 2,927,000 shares,
      respectively                           (183,213)    (157,803)

        Total shareholders' equity          1,515,763     1,502,192

        Total liabilities and shareholders'
          equity                           $2,697,521    $2,594,071

          SEE NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                         AVNET, INC. AND SUBSIDIARIES
                       CONSOLIDATED STATEMENTS OF INCOME
                       (thousands, except per share data)



                                                   First Quarters Ended

                                              September 26,      September 27,
                                                  1997               1996
                                               (unaudited)        (unaudited)

Sales                                          $1,398,832         $1,281,812

Cost of sales                                   1,156,874          1,049,322

Gross profit                                      241,958            232,490

Operating expenses:
  Selling, shipping, general and
    administrative expenses                       161,039            152,770

Operating income                                   80,919             79,720

Other income, net                                     236                770

Interest expense                                   (8,636)            (6,900)

Income before income taxes                         72,519             73,590

Income taxes                                       30,407             31,217

Net income                                     $   42,112         $   42,373

Earnings per share                                  $1.02              $0.97
Shares used to compute earnings
  per share                                        41,372             43,709

















          SEE NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                     AVNET, INC. AND SUBSIDIARIES
                 CONSOLIDATED STATEMENTS OF CASH FLOWS
                         (dollars in thousands)

                                                 First Quarters Ended

                                            September 26,    September 27,
                                                1997             1996
                                            (unaudited)      (unaudited)

Cash flows from operating activities:
  Net income                                  $ 42,112       $  42,373
  Add non-cash and other reconciling items:
    Depreciation and amortization               13,232          10,960
    Deferred taxes                                (623)           (706)
    Other, net (Note 6)                          5,376           4,974
                                                60,097          57,601

  Receivables                                  (57,281)         (3,243)
  Inventories                                  (70,814)         43,057
  Payables, accruals and other, net             64,937          11,373

    Net cash flows (used for) provided from
      operating activities                      (3,061)        108,788

Cash flows from financing activities:
  Issuance of commercial paper
    and bank debt, net                          30,778         (73,760)
  Issuance (payment) of other debt               1,076          (3,936)
  Cash dividends                                (6,209)         (6,513)
  Repurchase of common stock                   (27,420)              -
  Other, net                                     2,426         ( 1,744)

    Net cash flows provided from (used for)
      financing activities                         651         (85,953)

Cash flows from investing activities:
  Purchases of property, plant and
    equipment                                  (10,151)        (13,521)
  Acquisition of operations, net (Note 6)       (2,041)           (269)

    Net cash flows used for investing
      activities                               (12,192)       ( 13,790)

Effect of exchange rate changes on cash
  and cash equivalents                            (318)             15

Cash and cash equivalents:
      - increase (decrease)                    (14,920)          9,060
      - at beginning of year                    59,312          47,808
      - at end of period                      $ 44,392        $ 56,868

Additional cash flow information (Note 6)



          SEE NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                   AVNET, INC. AND SUBSIDIARIES

            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


1. In the opinion of the Company, the accompanying unaudited consolidated financial statements contain all adjustments (consisting of normal recurring accruals) necessary to present fairly the financial position as of September 26, 1997 and June 27, 1997; the results of operations for the first quarters ended September 26, 1997 and September 27, 1996; and the cash flows for the first quarters ended September 26, 1997 and September 27, 1996. For further information, refer to the consolidated financial statements and accompanying footnotes included in the Company's annual report on Form 10-K for the year ended June 27, 1997.


2. The results of operations for the first quarter ended September 26, 1997 are not necessarily indicative of the results to be expected for the full year.


3.  Inventories:
    (Thousands)
                                             September 26,      June 27,
                                                  1997            1997

    Finished good                               $  962,282    $  917,751
    Work in process                                 13,654        13,714
    Purchased parts and raw materials               98,820        75,609

                                                $1,074,756    $1,007,074


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


5.  Number of shares of common stock reserved for stock
    option and stock incentive programs:                   4,161,247

                 AVNET, INC. AND SUBSIDIARIES

            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS



6.  Additional cash flow information :

    Other non-cash and reconciling items primarily include the provision for doubtful accounts.

    Cash expended for the acquisition of operations in the first quarter of fiscal 1998 includes primarily the cash paid in connection with the acquisition of ECR Sales Management, Inc., a Northwest U.S. based distributor of point-of-sale equipment and bar code devices which will be part of the Company's Penstock business. In the first quarter of fiscal 1997, cash expended for the acquisition of operations includes only the cash paid for professional and other fees associated with various acquisitions completed during fiscal 1996.

    Interest and income taxes paid in the first quarters were as follows:

    (Thousands)
                                                      1998      1997

    Interest                                        $10,183    $6,081
    Income taxes                                    $ 3,078    $4,892

Item 2.  Management's Discussion and Analysis


Results of Operations

For the first quarter of fiscal 1998 ended September 26, 1997, consolidated sales were a record $1.399 billion, up 9% as compared with last year's first quarter sales of $1.282 billion. This increase was due primarily to stronger sales at the Company's North American electronic components and computer operations. The Electronic Marketing Group's sales in the first quarter of 1998, which represented 98% of consolidated sales, were $1.365 billion, up almost 11% as compared with $1.234 billion in 1997's first quarter, and the Video Communications Group's sales in the first quarter of 1998 were $34 million, or 28% lower than the prior year's sales of almost $48 million. Each of the subgroups within EMG North America - the OEM Marketing Group, the Computer Marketing Group and the Industrial Marketing Group - recorded double digit sales growth as compared with the same quarter last year. In addition, all of the individual units within those subgroups, except Avnet Industrial, recorded double digit or near double digit sales growth as well. Sales at EMG International were slightly below last year's level due entirely to foreign currency translation. Had foreign currency exchange rates remained the same as in the first quarter of last year, EMG International's first quarter of 1998 sales would have been 10% higher than the prior year period.

Consolidated gross profit margins of 17.3% in the first quarter of 1998 were lower by 0.8% of sales as compared with 18.1% in the first quarter of last year. Even though operating expenses as a percentage of sales of 11.5% were also lower as compared with 11.9% in the prior year period, the decrease was not enough to offset totally the decline in the consolidated gross profit margins. As a result, operating income as a percentage of sales was 5.8% in the first quarter of 1998 as compared with 6.2% in the first quarter of last year. Interest expense was substantially higher in the first quarter of 1998 as compared with the prior year s quarter due primarily to increased borrowings to fund the Company's stock repurchase program and to fund the additional working capital requirements to support the growth in business.

Operating income of $80.9 million in the first quarter of 1998 was up 2% as compared with $79.7 million in the first quarter of last year. This was due to higher earnings at the Company's North American components businesses, offset somewhat by lower earnings at Computer Marketing, EMG International, and the recently divested Channel Master.

Net income in the first quarter of 1998 was $42.1 million, or $1.02 per share, as compared with $42.4 million, or $0.97 per share in the prior year's first quarter. This apparant anomaly of essentially flat net income dollars but higher earnings per share is a result of the impact of the Company's stock repurchase program.

Subsequent to the end of the first quarter of 1998, the Company completed the sale of its Channel Master business to an affiliate of Questor Management Company. The sale of Channel Master will result in a gain, which is expected to be in excess of $25 million pre-tax, to be reflected in Avnet's second fiscal quarter ending December 26, 1997. Channel Master's net income represented 3% of Avnet's consolidated net income for the first quarter of 1998 and its net assets represented about 4% of Avnet's consolidated net assets at September 26, 1997. Accordingly, the impact of the disposition on the Company's financial condition, liquidity and future earnings after taking into account the use of the proceeds received from the sale will not be material.

Liquidity and Capital Resources

During the first quarter of 1998, the Company generated $60.1 million from income before depreciation and other non-cash items, and used $63.2 million for working capital needs resulting in $3.1 million of net cash flows being used for operations. In addition, the Company used $14.2 million for other normal business operations including purchases of property, plant and equipment ($10.1 million ) and dividends ($6.2 million), offset by other items ($2.1 million). This resulted in $17.3 million being used for normal business operations. The Company also used $28.4 million for other items including the repurchase of its common stock ($27.4 million including $5.6 million related to purchases in 1997 which settled during the first quarter of 1998) and the payment of acquisition related expenditures ($2.0 million), offset by an increase in other debt ($1.0 million). This overall net use of cash of $45.7 million was funded by an increase in outstanding bank debt and commercial paper ($30.8 million) and the use of of available cash ($14.9 million).

The Company's quick assets at September 26, 1997 totaled $ 894.2 million as compared with $859.3 million at June 27, 1997 and exceeded the Company's current liabilities by $258.0 million as compared with a $281.9 million excess at June 27, 1997. Working capital at September 26, 1997 was $ 1,363.9 million as compared with $1,319.0 million at June 27, 1997. At the end of the first quarter, to support each dollar of current liabilities, the Company had $1.40 of quick assets and $1.74 of other current assets for a total of $3.14 of current assets as compared with $3.28 at June 27, 1997.

In the first quarter of 1998, the Company renegotiated its revolving credit agreement with a syndicate of banks led by NationsBank of North Carolina, N.A. ("NationsBank"). The new agreement provides a five-year facility with a line of credit of up to $700.0 million. The Company may select from various interest rate options and maturities under this facility. The facility will serve as a primary funding vehicle as well as a backup for the Company's commercial paper program. At the same time, the Company cancelled its additional credit facility with NationsBank which was established in 1997 and which provided a line of credit of up to $100.0 million.

During the first quarter of 1998, shareholders' equity increased by $13.6 million to $1,515.8 million at September 26, 1997, while total debt increased by $31.2 million to $545.8 million. As a result, the total debt to capital (shareholders' equity plus total debt) ratio was 26.5% at September 26, 1997 as compared with 25.5% at June 27, 1997. The Company's favorable balance sheet ratios would facilitate additional financing if, in the opinion of management, such financing would enhance the future operations of the Company.

On August 1, 1996, the Company's Board of Directors authorized the purchase of up to $200 million of Avnet common stock. The stock is to be purchased in the open market from time to time or in directly negotiated purchases.
Through September 26, 1997, the Company had repurchased 2.9 million shares for an aggregate purchase price of $169.2 million, including approximately 350 thousand shares repurchased during the first quarter of 1998.

Currently, the Company does not have any material commitments for capital expenditures. The Company and the former owners of a Company-owned site in Oxford, North Carolina have entered into a Consent Decree and Court Order with the Environmental Protection Agency (EPA) for the environmental clean-up of the site, the cost of which, according to the EPA's remedial investigation and feasibility study, is estimated to be approximately $6.3 million, exclusive of the $1.5 million in EPA past costs paid by the potentially responsible parties (PRPs). Pursuant to a Consent Decree and Court Order entered into between the Company and the former owners of the site, the former owners have agreed to bear at least 70% of the clean-up costs of the site, and the Company will be responsible for not more than 30% of those costs. In addition, the Company has received notice from a third party of its intention to seek indemnification for costs it may incur in connection with an environmental clean-up at a site in Rush, Pennsylvania resulting from the alleged disposal of wire insulation material at the site by a former unit of the Company.
Based upon the information known to date, the Company believes that it has appropriately accrued in its financial statements for its share of the costs of the clean-up at all of the above mentioned sites. The Company is also a PRP, or has been notified of claims made against it, at an environmental clean-up site in Huguenot, New York. At this time, the Company cannot estimate the amount of its potential liability, if any, for clean-up costs in connection with this site, but does not anticipate that this matter or any other contingent matters will have a material adverse impact on the Company's financial condition, liquidity or results of operations.

The Company is not now aware of any commitments, contingencies or events within its control which may significantly change its ability to generate sufficient cash from internal or external soures to meet its needs.

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

New Accounting Standard

In March 1997, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 128 ("SFAS 128"), "Earnings Per Share". This statement establishes standards for computing and presenting earnings per share ("EPS"), replacing the presentation of currently required primary EPS with a presentation of Basic EPS. For entities with complex capital structures, the statement requires the dual presentation of both Basic EPS and Diluted EPS on the face of the statement of income. Under this new standard, Basic EPS is computed based on weighted average shares outstanding and excludes any potential dilution; Diluted EPS reflects potential dilution from the exercise or conversion of securities into common stock or from other contracts to issue common stock and is similar to the currently required fully diluted EPS. SFAS 128 is effective for financial statements issued for periods ending after December 15, 1997, including interim periods, and earlier application is not permitted. When adopted, the Company will be required to restate its EPS data for all prior periods presented. The Company does not expect the impact of the adoption of this statement to be material to previously reported EPS amounts.


Item 3. Quantative and Qualitative Disclosures About Market Risk

        See Note 1 to the consolidated financial statements included in the Company's annual report on Form 10-K for the year ended June 27, 1997.



                 PART II - OTHER INFORMATION


Item 6. Exhibits and Reports on Form 8-K:

A.  The following documents are filed as part of this report:

    1. Exhibits:
       Exhibit No.

       3A. Certificate of Incorporation of the Company as currently in effect (incorporated by reference).

       3B.   By-Laws of the Registrant as currently in effect
             (incorporated herein by reference to the Company's Current Report on Form 8-K dated February 12, 1996, Exhibit 3 (ii)).

       4. Note: The total amount of securities authorized under any instrument which defines the rights of holders of the Company's long-term debt does not exceed 10% of the total assets of the Company and its subsidiaries on a consolidated basis. Therefore, none of such instruments are required to be filed as exhibits to this Report. The Company agrees to furnish copies of such instruments to the Commission upon request.

       10. Employment Agreement dated September 25, 1997 between the Company and Roy Vallee (incorporated herein by reference to the Company's Current report on Form 8-K dated November 5, 1997,
             Exhibit 99).

       *11.  Computation of earnings per share

        27.  Financial Data Schedule (electronic filing only)

B.  Reports on Form 8-K

    The Registrant filed a Current Report on Form 8-K on September 23, 1997 whereby it filed Powers of Attorney, the Avnet, Inc. Deferred Compensation Plan for Outside Directors and the Avnet, Inc. Stock Bonus Plan for Outside Directors.



*Filed herewith

                                                          EXHIBIT 11

                  AVNET, INC. AND SUBSIDIARIES


               COMPUTATION OF EARNINGS PER SHARE
               (Thousands, except per share data)


                                                    First Quarters Ended


                                                 September 26,   September 27,
                                                    1997              1996
                                                  (unaudited)     (unaudited)
A.  Primary earnings per share:

      Common shares outstanding
      (weighted average)                           40,834            43,425

      Common equivalent shares:

       Contingent shares issuable                     124               138

       Exercise of warrants and options
         using the treasury method                    414               146

      Total common and common equivalent
       shares                                      41,372            43,709


      Income used for computing earnings
       per share                                  $42,112           $42,373

      Earnings per share                            $1.02             $0.97





















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


November 7, 1997
     Date