Form 10-Q
period 1997-12-26
AVNET INC
filed 1998-02-09
CIK 8858

SECURITIES AND EXCHANGE COMMISSION

                     WASHINGTON, D.C. 20549

                            FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934.

For the Quarterly Period Ended  December 26, 1997Commission File #1-4224


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

                    Yes  x              No

The number of shares outstanding of the registrant's Common Stock (net of treasury shares) as of the close of the period covered by this report - 40,000,632 shares.

                  AVNET, INC. AND SUBSIDIARIES

                              INDEX


Part I. Financial Information                          Page No.

        Item 1.Financial Statements:

           Consolidated Balance Sheets -
           December 26, 1997 and June 27, 1997          3

           Consolidated Statements of Income -
           First Halves Ended December 26, 1997
           and December 27, 1996                        4

           Consolidated Statements of Income -
           Second Quarters Ended December 26, 1997
           and December 27, 1996                        5

           Consolidated Statements of Cash Flows -
           First Halves Ended December 26, 1997
           and December 27, 1996                        6

           Notes to Consolidated Financial Statements   7 - 8

        Item 2.Management's Discussion and Analysis of
               Financial Condition and Results of Operations 9 - 12

        Item 3.Quantitative and Qualitative Disclosures
               About Market Risk                       12

Part II. Other Information                             13 - 16



Signature Page                                         17

                 PART I - FINANCIAL INFORMATION

Item 1.Financial Statements

                  AVNET, INC. AND SUBSIDIARIES
                   CONSOLIDATED BALANCE SHEETS
                     (dollars in thousands)

                                      December 26,   June 27,
                                          1997         1997
                                       (unaudited)    (audited)
Assets:
  Current assets:
     Cash and cash equivalents         $   54,820   $   59,312
     Receivables, less allowances of $30,399
       and $27,915, respectively          848,372      800,015
     Inventories (Note 3)               1,082,027    1,007,074
     Other                                 32,002       30,035

       Total current assets             2,017,221    1,896,436

  Property, plant & equipment, net        149,656      181,509
  Goodwill, net of accumulated amortization of
    $56,427 and $49,846, respectively     469,511      476,935
  Other assets                             44,061       39,191

       Total assets                    $2,680,449   $2,594,071

Liabilities:
  Current liabilities:
     Borrowings due within one year    $      234   $      178
     Accounts payable                     446,844      433,762
     Accrued expenses and other           158,304      143,513

       Total current liabilities          605,382      577,453

  Long-term debt, less due within one year577,124      514,426

  Commitments and contingencies (Note 4)

       Total liabilities                1,182,506    1,091,879

Shareholders' equity (Note 5):
  Common stock $1.00 par, authorized
     120,000,000 shares, issued 44,271,000
     shares and 44,032,000 shares,
     respectively                          44,271       44,032
  Additional paid-in capital              431,848      425,180
  Retained earnings                     1,297,419    1,215,550
  Cumulative translation adjustments      (30,581)     (24,767)
  Common stock held in treasury at cost,
     4,270,000 shares and 2,927,000 shares,
     respectively                        (245,014)    (157,803)

       Total shareholders' equity       1,497,943    1,502,192

       Total liabilities and shareholders'
       equity                          $2,680,449   $2,594,071




         SEE NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                  AVNET, INC. AND SUBSIDIARIES
                CONSOLIDATED STATEMENTS OF INCOME
               (thousands, except per share data)




                                                    First Halves Ended

                                      December 26, December 27,
                                          1997         1996
                                       (unaudited)  (unaudited)

Sales                                  $2,859,570   $2,613,560

Cost of sales                           2,371,700    2,141,019

Gross profit                              487,870      472,541

Selling, shipping, general and
  administrative expenses (Note 6)        339,058      308,853

Operating income                          148,812      163,688

Other income, net                             682        1,049

Interest expense                          (16,562)     (12,671)

Gain on sale of Channel Master (Note 6)    33,795          -

Income before income taxes                166,727      152,066

Income taxes                               72,542       64,079

Net income                             $   94,185   $   87,987

Earnings per share:

  Basic                                     $2.32        $2.04

  Diluted                                   $2.29        $2.02

Shares used to compute earnings per share:

  Basic                                    40,608       43,222

  Diluted                                  41,130       43,587









         SEE NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                  AVNET, INC. AND SUBSIDIARIES
                CONSOLIDATED STATEMENTS OF INCOME
               (thousands, except per share data)




                                        Second Quarters Ended

                                      December 26, December 27,
                                          1997         1996
                                       (unaudited)  (unaudited)

Sales                                  $1,460,738   $1,331,748

Cost of sales                           1,214,826    1,091,697

Gross profit                              245,912      240,051

Selling, shipping, general and
  administrative expenses (Note 6)        178,019      156,083

Operating income                           67,893       83,968

Other income, net                             446          279

Interest expense                           (7,926)      (5,771)

Gain on sale of Channel Master (Note 6)    33,795          -

Income before income taxes                 94,208       78,476

Income taxes                               42,135       32,862

Net income                             $   52,073   $   45,614

Earnings per share:

  Basic                                     $1.29        $1.06

  Diluted                                   $1.27        $1.05

Shares used to compute earnings per share:

  Basic                                    40,382       43,018

  Diluted                                  40,887       43,466










         SEE NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                      AVNET, INC. AND SUBSIDIARIES
                  CONSOLIDATED STATEMENTS OF CASH FLOWS
                         (dollars in thousands)


                                         First Halves Ended

                                      December 26, December 27,
                                          1997         1996
                                       (unaudited)  (unaudited)

Cash flows from operating activities:
  Net income                            $  94,185    $  87,987
  Add non-cash and other reconciling items:
     Depreciation and amortization         25,362       24,071
Deferred taxes                             (1,413)      (1,205)
     Other, net (Note 7)                   10,800       10,213
     Gain on Channel Master sale          (33,795)         -

                                           95,139      121,066

  Receivables                             (76,506)       3,604
  Inventories                            (105,553)       7,475
  Payables, accruals and other, net        46,388       74,425

     Net cash flows (used for) provided from
       operating activities               (40,532)     206,570

Cash flows from financing activities:
  Issuance of commercial paper
    and bank debt, net                     61,061     (119,159)
  Issuance (payment) of other debt          3,033       (3,173)
  Cash dividends                          (12,436)     (13,027)
  Repurchase of common stock              (87,685)     (31,470)
  Other, net                                2,783        2,183

     Net cash flows (used for)
       financing activities               (33,244)    (164,646)

Cash flows from investing activities:
  Purchase of property, plant and
    equipment                             (19,303)     (24,009)
  Disposition/(acquisition) of
    operations, net (Note 7)               89,561         (374)

     Net cash flows provided from (used
       for) investing activities           70,258      (24,383)

Effect of exchange rate changes on cash
 and cash equivalents                      (974)          (226)

Cash and cash equivalents:
     - increase (decrease)                 (4,492)      17,315
     - at beginning of year                59,312       47,808
     - at end of period                 $  54,820    $  65,123

Additional cash flow information (Note 7)


SEE NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                         AVNET, INC. AND SUBSIDIARIES

                NOTES TO CONSOLIDATED FINANCIAL STATEMENTS




1.In the opinion of the Company, the accompanying consolidated financial statements contain all adjustments (consisting of normal recurring accruals) necessary to present fairly the financial position as of December 26, 1997 and June 27, 1997; the results of operations for the first halves and second quarters ended December 26, 1997 and December 27, 1996; and the cash flows for the first halves ended December 26, 1997 and December 27, 1996. For further information, refer to the consolidated financial statements and accompanying footnotes included in the Company's Annual Report on Form 10-K for the year ended June 27, 1997.


2.The results of operations for the first half and second quarter ended
  December 26, 1997 are not necessarily indicative of the results to be expected for the full year.


3.Inventories:
  (Thousands)
                                       December 26     June 27,
                                          1997           1997

     Finished goods                     $  982,472   $  917,751
     Work in process                        11,815       13,714
     Purchased parts and raw materials      87,740       75,609

                                        $1,082,027   $1,007,074


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


5.Number of shares of common stock reserved for stock
  option and stock incentive programs:                5,062,135


6.Included in the Company's current year second quarter results is the gain on the sale of the Company's former Channel Master business amounting to approximately $33.8 million before income taxes. Also included in the current quarter results as operating expenses are $13.3 million of costs relating to the anticipated divestiture of Avnet Industrial, the closure of the Company's Corporate Headquarters in Great Neck, NY, and the anticipated loss on the sale of Company-owned real estate. The net effect of these items is to increase pre-tax income, net income, and diluted earnings per share by approximately $20.5 million, $8.7 million, and $0.21 per share, respectively.

                       AVNET, INC. AND SUBSIDIARIES

                 NOTES TO CONSOLIDATED FINANCIAL STATEMENTS





7.Additional cash flow information:

  Other non-cash and reconciling items primarily include the provision for doubtful accounts.

  Disposition/(acquisition) of operations, net, in the first half of 1998 includes primarily the cash received in connection with the sale of Channel Master, offset somewhat by cash paid in connection with the acquisition of ECR Sales Management, Inc., a Northwest US based distributor of point-of-sale equipment and bar code devices which has been made part of the Company's Penstock business. In the first half of 1997, cash expended for the acquisition of operations includes only the cash paid for professional and other fees associated with various acquisitions completed during 1996.


  Interest and income taxes paid in the first halves were as follows:

  (Thousands)


                                            1998         1997

  Interest                                $ 8,265      $10,350
  Income taxes                            $66,788      $61,747

Item 2.Management's Discussion and Analysis of Financial Condition and Results of Operations


Results of Operations

For the second quarter of fiscal 1998 ended December 26, 1997, consolidated sales were a record $1.461 billion, up 10% as compared with last year's second quarter sales of $1.332 billion. However, that sales comparison includes the sales of Channel Master for the entire second quarter of 1997, but only minimal sales for the second quarter of 1998 due to the disposition of Channel Master during the early part of the second quarter - on October 10, 1997. The Electronic Marketing Group's sales, which accounted for essentially 100% of the Company's second quarter 1998 consolidated sales, were $1.456 billion, up 14% as compared with last year's $1.281 billion. This was due in part to stronger sales at the Company's Computer Marketing Group, whose sales in the second quarter of 1998 were up 42% as compared with last year's second quarter. Sales of the Electronic Marketing Group's components businesses, consisting of the Company's OEM Marketing Group, the Industrial Marketing Group, and EMG International, were up 6% in this year's second quarter as compared with the prior year period. As compared with last year's second quarter, the OEM Marketing Group's sales were up 7%, the Industrial Marketing Group's sales were up 13%, and EMG International's sales were up 4%. Consolidated sales were negatively impacted in the range of approximately $30 - $35 million for the second quarter of 1998 as compared with 1997 as a result of foreign currency translation. Had foreign currency exchange rates remained the same as in the second quarter of last year, EMG International's second quarter 1998 sales would have been approximately 15% higher than the prior year period.

Included in the Company's current year second quarter results is the gain on the sale of the Company's former Channel Master business amounting to approximately $33.8 million before income taxes. Also included in the current quarter results as operating expenses are $13.3 million of costs relating to the anticipated divestiture of Avnet Industrial, the closure of the Company's Corporate Headquarters in Great Neck, NY, and the anticipated loss on the sale of Company-owned real estate. The net effect of these items is to increase pre-tax income, net income, and diluted earnings per share by approximately $20.5 million, $8.7 million, and $0.21 per share, respectively.

Consolidated gross profit margins of 16.8% in the second quarter of 1998 were lower by 1.2% of sales as compared with 18.0% in the second quarter of last year. Even though operating expenses (before non-recurring costs) as a percentage of sales of 11.3% were also lower as compared with 11.7% in the prior year period, the decrease was not enough to offset totally the decline in the consolidated gross profit margins. As a result, operating income (before non-recurring costs) as a percentage of sales was 5.6% in the second quarter of 1998 as compared with 6.3% in the second quarter of last year. Interest expense was substantially higher in the second quarter of 1998 as compared with the prior year's quarter due primarily to increased borrowings to fund the Company's stock repurchase program and to fund the additional working capital requirements to support the growth in business.











Net income in the second quarter of 1998 was $52.1 million, or $1.27 per share on a diluted basis, as compared with $45.6 million, or $1.05 per share on a diluted basis, in the prior year's second quarter. Excluding the non-recurring items referred to above, net income in the second quarter of 1998 was $43.4 million, or $1.06 per share on a diluted basis. This apparent anomaly of slightly lower net income dollars (second quarter 1998 net income before non-recurring items as compared with the second quarter 1997 net income) and slightly higher earnings per share is a result of the Company's stock repurchase program as 1998 net income was negatively impacted by the increase in interest expense resulting from the utilization of cash to repurchase shares while earnings per share was positively impacted by the stock repurchase program.


Consolidated sales in the first half of 1998 were $2.860 billion, up 9% as compared with $2.614 billion in the first half of last year. The
Electronic Marketing Group's sales in the first half of 1998 were $2.821 billion, up 12% as compared with $2.516 billion in last year's first half.

Consolidated gross profit margins in the first half of 1998 were 17.1% as compared with 18.1% in the prior year period. Even though operating expenses (before non-recurring costs) as a percentage of sales decreased to 11.4% in the first half of 1998 from 11.8% in the first half of last year, the decrease was not enough to fully offset the decline in gross profit margins. As a result, operating income (before non-recurring costs) as a percentage of sales decreased to 5.7% in this year's first half as compared with 6.3% in the same period last year. Interest expense was substantially higher in the first half of 1998 as compared with the first half of 1997 due primarily to increased borrowings to fund the Company's stock repurchase program and to fund the additional working capital requirements to support the growth in business.

Net income for the first half of 1998 was $94.2 million, or $2.29 per share on a diluted basis, as compared with $88.0 million, or $2.02 per share on a diluted basis, in the first half of last year. Excluding the non-recurring items referred to above, net income in the first half of 1998 was $85.5 million, or $2.08 per share on a diluted basis.


Liquidity and Capital Resources

During the first half of 1998, the Company generated $95.1 million from income before depreciation, the gain on the sale of Channel Master and other non-cash items, and used $135.6 million for working capital needs resulting in $40.5 million of net cash flows being used for operations.
In addition, the Company used $30.0 million for other normal business operations including purchases of property, plant and equipment ($19.3 million) and dividends ($12.5 million), offset by positive cash flow from other items ($1.8 million). This resulted in $70.5 million being used for normal business operations. The Company also generated $4.9 million from other items, including cash proceeds from the sale of Channel Master, offset by cash used for acquisitions and acquisition related expenses ($89.6 million) and an increase in other debt ($3.0 million), offset by cash used to repurchase common stock ($87.7 million including $5.6 million related to purchases in 1997 which settled during the first quarter of
1998). This overall net use of cash of $65.6 million was funded by an increase in outstanding bank debt and commercial paper ($61.1 million) and the use of available cash ($4.5 million).





The Company's quick assets at December 26, 1997 totaled $903.2 million as compared with $859.3 million at June 27, 1997 and exceeded the Company's current liabilities by $297.8 million as compared with a $281.9 million excess at June 27, 1997. Working capital at December 26, 1997 was $1,411.8 million as compared with $1,319.0 million at June 27, 1997. At the end of the first half, to support each dollar of current liabilities, the Company had $1.49 of quick assets and $1.84 of other current assets for a total of $3.33 of current assets as compared with $3.28 at June 27, 1997.

In the first quarter of 1998, the Company renegotiated its revolving credit agreement with a syndicate of banks led by NationsBank, N.A. ("NationsBank"). The new agreement provides a five-year facility with a line of credit of up to $700.0 million. The Company may select from various interest rate options and maturities under this facility. The facility will serve as a primary funding vehicle as well as a backup for the Company's commercial paper program. At the same time, the Company cancelled its additional credit facility with NationsBank which was established in 1997 and which provided a line of credit up to $100.0 million.

During the first half of 1998, shareholders' equity decreased by $4.2 million to $1,497.9 million at December 26, 1997, while total debt increased by $62.8 million to $577.4 million. As a result, the total debt to capital ratio (shareholders' equity plus total debt) was 27.8% at December 26, 1997 as compared with 25.5% at June 27, 1997. The Company's favorable balance sheet ratios would facilitate additional financing if, in the opinion of management, such financing would enhance the future operations of the Company.

During the second quarter of 1998, the Company completed the original $200 million stock repurchase program that was authorized on August 1, 1996 by its Board of Directors and to date, as contemplated, the Company has used almost all of the net cash proceeds received on the sale of Channel Master to repurchase additional shares. These additional shares that were purchased with the proceeds from the Channel Master sale are part of the new $250 million stock purchase program authorized by Avnet's Board of Directors on November 19, 1997. The stock is to be purchased in the open market from time-to-time or in directly negotiated purchases. During the first half of 1998, the Company repurchased approximately 1.3 million shares, bringing the cumulative total through December 27, 1997 up to approximately 3.8 million shares. Through the end of the first half of 1998, the Company has used approximately $230 million to purchase its shares since the initial repurchase program was authorized in August, 1996.

Certain of the Company's operations, primarily its international subsidiaries, occasionally purchase and sell product in currencies other than their functional currencies. This subjects the Company to the risks associated with the fluctuations of foreign currency exchange rates. The Company reduces this risk by utilizing natural hedging as well as by creating offsetting positions through the use of derivative financial instruments, primarily forward foreign exchange contracts with maturities of less than sixty days. The market risk related to the foreign exchange contracts is offset by the changes in valuation of the underlying items being hedged. The amount of risk and the use of derivative financial instruments described above is not material to the Company's financial position or results of operations. The Company does not hedge either its investment in its foreign operations or its floating interest rate exposures.

With the year 2000 less than two years away, many companies, including
Avnet, will need to modify their computer systems and applications which currently use two-digit fields to designate a year ("Year 2000 Issue").
The Company has assessed and continues to assess the impact of the Year
2000 Issue on its reporting systems and operations. The costs to modify the existing computer systems and applications are significant; however, they will not be material to the Company's results of operations. Although the Company cannot control the efforts of the many third parties with which it interfaces, it does not currently anticipate that there will be any significant disruption of the Company's ability to transact business.



The Company has recently undertaken a study to restructure its businesses so as to streamline its business processes and create a more competitive cost structure. The anticipated restructuring is expected to result in substantial savings and operating benefits for the Company, both domestically and abroad. Since work on this effort has only recently begun, the Company is not yet in a position to estimate the costs or benefits to be recognized as a result of the anticipated restructuring.

Currently, the Company does not have any material commitments for capital expenditures. The Company and the former owners of a Company-owned site in Oxford, North Carolina have entered into a Consent Decree and Court Order with the Environmental Protection Agency (EPA) for the environmental clean-up of the site, the cost of which, according to the EPA's remedial investigation and feasibility study, is estimated to be approximately $6.3 million, exclusive of the $1.5 million in EPA past costs paid by the potentially responsible parties (PRPs). Pursuant to a Consent Decree and Court Order entered into between the Company and the former owners of the site, the former owners have agreed to bear at least 70% of the clean-up costs of the site, and the Company will be responsible for not more than 30% of those costs. In addition, the Company has received notice from a third party of its intention to seek indemnification for costs it may incur in connection with an environmental clean-up at a site in Rush, Pennsylvania resulting from the alleged disposal of wire insulation material at the site by a former unit of the Company. Based upon the information known to date, the Company believes that it has appropriately accrued in its financial statements for its share of the costs of the clean-up at all of the above mentioned sites. The Company has been notified of claims made against it at an environmental clean-up site in Huguenot, New York. At this time, the Company cannot estimate the amount of its potential liability, if any, for clean-up costs in connection with this site, but does not anticipate that this matter or any other contingent matters will have a material adverse impact on the Company's financial condition, liquidity or results of operations. The Company is not now aware of any commitments, contingencies or events within its control which may significantly change its ability to generate sufficient cash from internal or external sources to meet its needs.

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


Item 3.Quantative and Qualitative Disclosures About Market Risk

See Note 1 to the consolidated financial statements included in the Company's Annual Report on Form 10-K for the year ended June 27, 1997 and the Liquidity and Capital Resources section of Management's Discussion and Analysis of Financial Condition and Results of Operations in this Form 10-Q.

PART II - OTHER INFORMATION



Item 4.Submission of Matters to a Vote of Security-Holders

(a) The 1997 Annual Meeting of Shareholders of the Registrant was held on November 19, 1997.

(b) Not required. Proxies were solicited by the Company pursuant to Regulation 14 under the Securities Exchange Act of 1934, and no solicitation in opposition to management's nominees for board of directors was made. All of the nominees were elected.

(c) The shareholders of the Registrant were asked to vote upon (i) adoption of the Avnet 1997 Stock Option Plan, pursuant to which non-qualified options may be granted to employees of the Registrant,
     (ii) an amendment to the Certificate of Incorporation of Avnet increasing the number of authorized shares of Common Stock from 60,000,000 to 120,000,000, (iii) incentive compensation terms for a key executive, (iv) ratification of the appointment of Arthur Andersen LLP as independent auditors for the next fiscal year, and
     (v) election of Directors. All proposals were adopted by the shareholders by the following votes:

           Matter                  For      Against     Abstain

     Adoption of the Stock
     Option Plan               29,368,241  5,368,737    234,427
     Increase in Common Stock
     Authorized                32,000,793  2,858,526    112,086

     Incentive Compensation
     Terms for a Key Executive 33,747,399    896,205    327,801

     Ratification of
     Appointment of Auditors   34,899,257     19,567     52,581

     Election of Directors:
                                  For       Withheld

       Eleanor Baum            34,859,411    111,994
       Gerald Berkman          34,768,479    202,926
       J. Veronica Biggins     34,830,727    140,678
       Joseph Caligiuri        34,849,931    121,474
       Ehud Houminer           34,857,383    114,022
       Leon Machiz             34,841,310    130,095
       Salvatore Nuzzo         34,852,111    119,294
       Frederic Salerno        34,851,693    119,712
       David Shaw              34,111,605    859,800
       Roy Vallee              34,855,771    115,634
       Keith Williams          34,123,168    848,237
       Frederick Wood          34,852,875    118,530

(d)  Not applicable.









Item 6.Exhibits and Reports on Form 8-K:

A.The following documents are filed as part of this report:

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

  10. Employment Agreement effective as of June 28, 1997 between the Company and Mr. Steven Church (incorporated herein by reference to the Company's Current Report on Form 8-K dated February 6, 1998, Exhibit 99.1).

  10A. Employment Agreement effective as of October 13, 1997 between the
       Company and Mr. Brian Hilton (incorporated herein by reference to the Company's Current Report on Form 8-K dated February 6, 1998,
       Exhibit 99.2).

  11.  Computation of earnings per share (filed herewith)

  27.  Financial Data Schedule (electronic filing only)


B.Reports on Form 8-K

  The Company filed a Current Report on Form 8-K bearing a cover date of September 25, 1997 and dated November 5, 1997, whereby it filed an Employment Agreement dated September 25, 1997 between the Company and Mr. Roy Vallee.

                                                       EXHIBIT 11


                  AVNET, INC. AND SUBSIDIARIES


                COMPUTATION OF EARNINGS PER SHARE
               (Thousands, except per share data)



                                       First Halves Ended


                                      December 26, December 27,
                                          1997         1996

A.Basic earnings per share:

     Net income                        $  94,185    $  87,987

     Common shares outstanding
     (weighted average)                   40,608       43,222

     Basic earnings per share          $    2.32    $    2.04


B.Diluted earnings per share:

     Net income                        $  94,185    $  87,987

     Common shares outstanding
     (weighted average)                   40,608       43,222

     Common equivalent shares:

       Contingent shares issuable            130          143

       Exercise of warrants and options
         using the treasury method           392          222

     Total common and common equivalent
       shares                             41,130       43,587


     Diluted earnings per share        $    2.29    $    2.02



For the periods ended December 26, 1997, the Company adopted Statement of Financial Accounting Standards No. 128 ("SFAS 128"), "Earnings Per Share". Under the new standard, Basic earnings per share is computed based on the weighted average number of common shares outstanding and excludes any potential dilution; Diluted earnings per share reflects potential dilution from the exercise or conversion of securities into common stock. Earnings per share data for all prior periods presented have been restated to conform with the provisions of SFAS 128.

                                                       EXHIBIT 11


                  AVNET, INC. AND SUBSIDIARIES


                COMPUTATION OF EARNINGS PER SHARE
               (Thousands, except per share data)




                                      Second Quarters Ended


                                      December 26, December 27,
                                          1997         1996

A.Basic earnings per share:

     Net income                        $  52,073    $  45,614

     Common shares outstanding
     (weighted average)                   40,382       43,018

     Basic earnings per share          $    1.29    $    1.06


B.Diluted earnings per share:

     Net income                        $  52,073    $  45,614

     Common shares outstanding
     (weighted average)                   40,382       43,018

     Common equivalent shares:

       Contingent shares issuable            135          149

       Exercise of warrants and options
         using the treasury method           370          299

     Total common and common equivalent
       shares                             40,887       43,466


     Diluted earnings per share        $    1.27    $    1.05



For the periods ended December 26, 1997, the Company adopted Statement of Financial Accounting Standards No. 128 ("SFAS 128"), "Earnings Per Share". Under the new standard, Basic earnings per share is computed based on the weighted average number of common shares outstanding and excludes any potential dilution; Diluted earnings per share reflects potential dilution from the exercise or conversion of securities into common stock. Earnings per share data for all prior periods presented have been restated to conform with the provisions of SFAS 128.

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


February 9, 1998
     Date