Form 10-Q
period 1998-03-27
AVNET INC
filed 1998-05-11
CIK 8858

SECURITIES AND EXCHANGE COMMISSION

                     WASHINGTON, D.C. 20549

                            FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934.

For the Quarterly Period Ended    March 27, 1998Commission File #1-4224


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

                    Yes  x              No

The number of shares outstanding of the registrant's Common Stock (net of treasury shares) as of the close of the period covered by this report - 38,672,446 shares.

                  AVNET, INC. AND SUBSIDIARIES

                              INDEX


Part I. Financial Information                          Page No.

        Item 1.Financial Statements:

           Consolidated Balance Sheets -
           March 27, 1998 and June 27, 1997             3

           Consolidated Statements of Income -
           Nine Months Ended March 27, 1998
           and March 28, 1997                           4

           Consolidated Statements of Income -
           Third Quarters Ended March 27, 1998
           and March 28, 1997                           5

           Consolidated Statements of Cash Flows -
           Nine Months Ended March 27, 1998
           and March 28, 1997                           6

           Notes to Consolidated Financial Statements   7 - 8

        Item 2.Management's Discussion and Analysis of
               Financial Condition and Results of Operations 9 - 12

        Item 3.Quantitative and Qualitative Disclosures
               About Market Risk                       12

Part II. Other Information                             13 - 15



Signature Page                                         16

                 PART I - FINANCIAL INFORMATION

Item 1.Financial Statements

                  AVNET, INC. AND SUBSIDIARIES
                   CONSOLIDATED BALANCE SHEETS
                     (dollars in thousands)

                                        March 27,    June 27,
                                          1998         1997
                                       (unaudited)   (audited)
Assets:
  Current assets:
     Cash and cash equivalents         $   57,397   $   59,312
     Receivables, less allowances of $32,428
       and $27,915, respectively          887,782      800,015
     Inventories (Note 3)               1,104,504    1,007,074
     Other                                 37,665       30,035

       Total current assets             2,087,348    1,896,436

  Property, plant & equipment, net        155,270      181,509
  Goodwill, net of accumulated amortization of
    $59,284 and $49,846, respectively     470,436      476,935
  Other assets                             52,488       39,191

       Total assets                    $2,765,542   $2,594,071

Liabilities:
  Current liabilities:
     Borrowings due within one year    $      242   $      178
     Accounts payable                     383,804      433,762
     Accrued expenses and other           167,296      143,513

       Total current liabilities          551,342      577,453

  Long-term debt, less due within one year768,419      514,426

  Commitments and contingencies (Note 4)

       Total liabilities                1,319,761    1,091,879

Shareholders' equity (Note 5):
  Common stock $1.00 par, authorized
    120,000,000 shares, issued 44,328,000
    shares and 44,032,000 shares, respectively44,328    44,032
  Additional paid-in capital              432,778      425,180
  Retained earnings                     1,332,145    1,215,550
  Cumulative translation adjustments      (30,684)     (24,767)
  Common stock held in treasury at cost,
     5,656,000 shares and 2,927,000 shares,
     respectively                        (332,786)    (157,803)

       Total shareholders' equity       1,445,781    1,502,192

       Total liabilities and shareholders'
       equity                          $2,765,542   $2,594,071



         SEE NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                  AVNET, INC. AND SUBSIDIARIES
                CONSOLIDATED STATEMENTS OF INCOME
               (thousands, except per share data)




                                         Nine Months Ended

                                        March 27,    March 28,
                                          1998         1997
                                       (unaudited)  (unaudited)

Sales                                  $4,371,691   $3,991,991

Cost of sales                           3,631,578    3,275,835

Gross profit                              740,113      716,156

Selling, shipping, general and
  administrative expenses (Note 6)        510,631      474,159

Operating income                          229,482      241,997

Other income, net (Note 6)                  1,439        9,931

Interest expense                          (27,182)     (18,903)

Gain on sale of Channel Master (Note 6)    33,795          -
Income before income taxes                237,534      233,025

Income taxes                              102,674       97,635

Net income                             $  134,860   $  135,390

Earnings per share:

  Basic                                     $3.36        $3.15

  Diluted                                   $3.32        $3.12

Shares used to compute earnings per share:

  Basic                                    40,119       43,016

  Diluted                                  40,619       43,438









         SEE NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                  AVNET, INC. AND SUBSIDIARIES
                CONSOLIDATED STATEMENTS OF INCOME
               (thousands, except per share data)




                                       Third Quarters Ended

                                        March 27,    March 28,
                                          1998         1997
                                       (unaudited)  (unaudited)

Sales                                  $1,512,121   $1,378,431

Cost of sales                           1,259,878    1,134,816

Gross profit                              252,243      243,615

Selling, shipping, general and
  administrative expenses (Note 6)        171,573      165,306

Operating income                           80,670       78,309

Other income, net (Note 6)                    757        8,882

Interest expense                          (10,620)      (6,232)

Income before income taxes                 70,807       80,959

Income taxes                               30,132       33,556

Net income                             $   40,675   $   47,403

Earnings per share:

  Basic                                     $1.04        $1.11

  Diluted                                   $1.03        $1.10

Shares used to compute earnings per share:

  Basic                                    39,141       42,604

  Diluted                                  39,598       43,141










         SEE NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

AVNET, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(dollars in thousands)


                                        Nine Months Ended

                                        March 27,    March 28,
                                          1998         1997
                                       (unaudited)  (unaudited)

Cash flows from operating activities:
  Net income                            $ 134,860    $ 135,390
  Add non-cash and other reconciling items:
     Depreciation and amortization         37,449       36,856
Deferred taxes                             (2,032)      (1,603)
     Other, net (Note 7)                   15,833        7,006
     Gain on Channel Master sale          (33,795)        -

                                          152,315      177,649

  Receivables                            (124,980)     (33,219)
  Inventories                            (130,597)      (1,452)
  Payables, accruals and other, net       (35,108)      34,668

     Net cash flows (used for) provided from
       operating activities              (138,370)     177,646

Cash flows from financing activities:
  Issuance(repayment) of commercial paper
    and bank debt, net                    254,535      (41,683)
  Issuance (payment) of other debt          2,937       (3,909)
  Cash dividends                          (18,526)     (19,474)
  Repurchase of common stock             (167,419)     (73,537)
  Other, net                                4,119        3,547

     Net cash flows provided from (used for)
       financing activities                75,646     (135,056)

Cash flows from investing activities:
  Purchase of property, plant and
    equipment                             (29,967)     (24,976)
  Disposition(acquisition) of
    operations, net (Note 7)               92,034       (1,374)

     Net cash flows provided from (used
       for) investing activities           62,067      (26,350)

Effect of exchange rate changes on cash
 and cash equivalents                    (1,258)        (1,326)

Cash and cash equivalents:
     - increase (decrease)                 (1,915)      14,914
     - at beginning of year                59,312       47,808
     - at end of period                 $  57,397    $  62,722

Additional cash flow information (Note 7)


SEE NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

AVNET, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS




1.In the opinion of the Company, the accompanying consolidated financial statements contain all adjustments (consisting of normal recurring accruals) necessary to present fairly the financial position as of March 27, 1998 and June 27, 1997; the results of operations for the nine months and third quarters ended March 27, 1998 and March 28, 1997; and the cash flows for the nine months ended March 27, 1998 and March 28, 1997. For further information, refer to the consolidated financial statements and accompanying footnotes included in the Company's Annual Report on Form 10-K for the year ended June 27, 1997.


2.The results of operations for the nine months and third quarter ended
  March 27, 1998 are not necessarily indicative of the results to be expected for the full year.


3.Inventories:
  (Thousands)
                                         March 27,     June 27,
                                           1998          1997

     Finished goods                     $1,006,407   $  917,751
     Work in process                         8,273       13,714
     Purchased parts and raw materials      89,824       75,609

                                        $1,104,504   $1,007,074


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


5.Number of shares of common stock reserved for stock
  option and stock incentive programs:                4,732,715


6.Included in the Company's results for the nine months ended March 27, 1998 is the gain on the sale of the Company's former Channel Master business amounting to approximately $33,795,000 before income taxes. Also included in the results for the nine months ended March 27, 1998 as operating expenses are $13,333,000 of costs relating to the anticipated divestiture of Avnet Industrial, the closure of the Company's Corporate Headquarters in Great Neck, NY, and the anticipated loss on the sale of Company-owned real estate. The net effect of these items is to increase pre-tax income, net income, and diluted earnings per share by approximately $20,462,000, $8,723,000, and $0.21 per share, respectively.

AVNET, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS




6.(Continued)

  Included in the Company's prior year third quarter as other income is the gain on the sale of the Company's former Culver City, CA facility amounting to approximately $7,578,000. Also included in the fiscal 1997 third quarter results as operating expenses are non-recurring costs amounting to approximately $6,164,000 associated with the relocation and consolidation of the Company's Culver City, CA and Phoenix, AZ based operations, and the reorganization of its German, Australian, and New Zealand operations. The net effect of these items was to increase pre-tax income, net income and diluted earnings per share for the prior year's third quarter by approximately $1,414,000, $985,000 and $0.02 per share, respectively.


7.Additional cash flow information:

  Other non-cash and reconciling items primarily include the provision for doubtful accounts.

  Disposition(acquisition) of operations, net, in the first nine months of fiscal 1998 includes primarily the cash received in connection with the sale of Channel Master. These proceeds were offset somewhat by cash paid in connection with the acquisition of ECR Sales Management, Inc., a Northwest US-based distributor of point-of-sale equipment and bar code devices which has been made part of the Company's Penstock business, the acquisition of the business of EXCEL-MAX Pte Ltd (now known as Avnet GTDG Singapore), a Singapore-based distributor of RF/Microwave, fiber optic, and other specialty electronic components, and the acquisition of CiNERGi Technology and Devices Pte Ltd (now known as Avnet CiNERGi Pte Ltd), a Singapore-based electronics components distributor. In the first nine months of fiscal 1997, cash expended for the acquisition of operations includes a deferred payment relating to the acquisition of BFI-IBEXSA International, Inc. and cash paid for professional and other fees associated with various acquisitions completed during fiscal 1996.


  Interest and income taxes paid in the first nine months were as follows:

  (Thousands)

                                            1998         1997

  Interest                                $28,264      $18,343
  Income taxes                            $94,098      $92,403

Item 2.Management's Discussion and Analysis of Financial Condition and Results of Operations


Results of Operations

Consolidated sales were a record $1.512 billion for the third quarter of fiscal 1998 ended March 27, 1998, up 10% as compared with last year's third quarter sales of $1.378 billion. However, that sales comparison includes the sales of Channel Master for the entire third quarter of 1997, but no sales for the third quarter of the current fiscal year as Channel Master was divested during the early part of the second quarter of fiscal 1998. The Electronic Marketing Group's sales of $1.512 billion were up 13% as compared with last year's $1.342 billion. This growth was led by the Computer Marketing Group's 36% increase in sales over last year's third quarter. As compared with last year's third quarter, sales of the Electronic Marketing Group's components businesses, consisting of the Company's OEM Marketing Group, the Industrial Marketing Group, and EMG International, were up 7% while the OEM Marketing Group's sales were up 10%, the Industrial Marketing Group's sales were up 6%, and EMG International's sales were down by almost 3%. Consolidated sales were negatively impacted in the range of approximately $25 - $30 million for the third quarter of 1998 as compared with 1997 as a result of foreign currency translation. Had foreign currency exchange rates remained the same as in the third quarter of last year, EMG International's third quarter 1998 sales would have been approximately 6% higher than the prior year period.

Included in the Company's prior year third quarter results as other income was the gain on the sale of the Company's former Culver City, CA facility amounting to approximately $7.6 million. Also included in the fiscal 1997 third quarter results as operating expenses were non-recurring costs amounting to approximately $6.2 million associated with the relocation and consolidation of the Company's Culver City, CA and Phoenix, AZ based operations, and the reorganization of its German, Australian and New Zealand operations. The net effect of these items was to increase fiscal 1997 third quarter pre-tax income, net income, and diluted earning per share by approximately $1.4 million, $1.0 million, and $.02 per share, respectively.

Consolidated gross profit margins of 16.7% in the third quarter of 1998 were lower by 1.0% of sales as compared with 17.7% in the third quarter of last year. Even though operating expenses (before non-recurring costs in fiscal year 1997) as a percentage of sales of 11.3% were also lower as compared with 11.5% in the prior year period, the decrease was not enough to offset totally the decline in the consolidated gross profit margins.
As a result, operating income (before non-recurring costs) as a percentage of sales was 5.3% in the third quarter of 1998 as compared with 6.1% in the third quarter of last year. Interest expense was substantially higher in the third quarter of 1998 as compared with the prior year's quarter due primarily to increased borrowings to fund the Company's stock repurchase program and to fund the additional working capital requirements to support the growth in business.

Net income in the third quarter of 1998 was $40.7 million, or $1.03 per share on a diluted basis, as compared with $47.4 million, or $1.10 per share on a diluted basis, in the prior year's third quarter. However, as noted above, included in the results for last year's third quarter were non-recurring items which had the net effect of increasing net income and diluted earnings per share by approximately $1.0 million and $0.02 per share, respectively. Before taking into account the net gain associated with those non-recurring items, Avnet's consolidated net income in last year's third quarter would have been $46.4 million, or $1.08 per share on a diluted basis. Although net income excluding special items was down approximately 12% as compared with last year's third quarter, which included the operating results for Channel Master, diluted earnings per share excluding special items was only 5% lower due to the impact of the Company's stock buyback program. The sale of Channel Master did not have a material impact on the comparative results as Channel Master's income in last year's quarter was largely offset by the interest benefit received in this year's quarter associated with the proceeds received on the sale.
Net income dollars in the current quarter were negatively impacted by the increase in interest expense resulting from the utilization of cash to buy back shares.

Consolidated sales for the first nine months of 1998 were $4.372 billion, up 10% as compared with $3.992 billion in the first nine months of last year. The Electronic Marketing Group's sales in the first nine months of 1998 were $4.333 billion, up 12% as compared with $3.857 billion in last year's first nine months. Sales for the Computer Marketing Group and the Electronic Marketing Group's components business were up 33% and 7%, respectively, during the first nine months of the current year as compared with the same period a year ago.

Included in the Company's fiscal 1998 year-to-date results (recorded in the second quarter) is the gain on the sale of the Company's former Channel Master business amounting to approximately $33.8 million before income taxes. Also included in the current year's results (recorded in the second quarter) as operating expenses are $13.3 million of costs relating to the anticipated divestiture of Avnet Industrial, the closure of the Company's Corporate Headquarters in Great Neck, NY, and the anticipated loss on the sale of Company-owned real estate. The net effect of these items is to increase pre-tax income, net income, and diluted earnings per share by approximately $20.5 million, $8.7 million, and $0.21 per share, respectively.

Consolidated gross profit margins in the first nine months of 1998 were 16.9% as compared with 17.9% in the prior year period. Even though operating expenses (before non-recurring costs) as a percentage of sales decreased to 11.4% in the first nine months of 1998 from 11.7% in the first nine months of last year, the decrease was not enough to fully offset the decline in gross profit margins. As a result, operating income (before non-recurring costs) as a percentage of sales decreased to 5.6% in this year's first nine months as compared with 6.2% in the same period last year. Interest expense was substantially higher in the first nine months of 1998 as compared with the first nine months of 1997 due primarily to increased borrowings to fund the Company's stock repurchase program and to fund the additional working capital requirements to support the growth in business.

Net income for the first nine months of 1998 was $134.9 million, or $3.32 per share on a diluted basis, as compared with $135.4 million, or $3.12 per share on a diluted basis, in the first nine months of last year. Excluding the non-recurring items referred to above, net income in the first nine months of 1998 was $126.1 million, or $3.11 per share on a diluted basis, as compared with net income of $134.4 million, or $3.10 per share on a diluted basis, in the prior year.

Liquidity and Capital Resources

During the first nine months of 1998, the Company generated $152.3 million from income before depreciation, the gain on the sale of Channel Master and other non-cash items, and used $290.7 million for working capital needs resulting in $138.4 million of net cash flows being used for operations. In addition, the Company used $45.6 million for other normal business operations including purchases of property, plant and equipment ($30.0 million) and dividends ($18.5 million), offset by positive cash flow from other items ($2.9 million). This resulted in $184.0 million being used for normal business operations. The Company also used $72.5 million for other items, including cash used to repurchase common stock ($167.4 million including $5.6 million related to purchases in 1997 which settled during the first quarter of 1998), offset by cash proceeds from the sale of Channel Master, less cash used for acquisitions and acquisition related expenses ($92.0 million) and an increase in other debt ($2.9 million). This overall net use of cash of $256.5 million was funded by an increase in outstanding bank debt and commercial paper (almost $254.6 million) and the use of available cash ($1.9 million).

The Company's quick assets at March 27, 1998 totaled $945.2 million as compared with $859.3 million at June 27, 1997 and exceeded the Company's current liabilities by $393.8 million as compared with a $281.9 million excess at June 27, 1997. Working capital at March 27, 1998 was $1,536.0 million as compared with $1,319.0 million at June 27, 1997. At the end of the first nine months, to support each dollar of current liabilities, the Company had $1.72 of quick assets and $2.07 of other current assets for a total of $3.79 of current assets as compared with $3.28 at June 27, 1997.

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

During the first nine months of 1998, shareholders' equity decreased by $56.4 million to $1,445.8 million at March 27, 1998, while total debt increased by $254.1 million to $768.7 million. The net decrease in shareholders' equity was comprised of net income ($134.9 million), offset by dividends ($18.3 million), the impact of the stock repurchase program ($170.4 million) and other items ($2.6 million). As a result, the total debt to capital ratio (shareholders' equity plus total debt) was 34.7% at March 27, 1998 as compared with 25.5% at June 27, 1997. The Company's favorable balance sheet ratios would facilitate additional financing if, in the opinion of management, such financing would enhance the future operations of the Company.

During the second quarter of 1998, the Company completed the original $200 million stock repurchase program that was authorized on August 1, 1996 by its Board of Directors and on November 19, 1997, the Company's Board of Directors authorized a new $250 million stock repurchase program. The stock is to be purchased in the open market from time-to-time or in directly negotiated purchases. During the third quarter and first nine months of fiscal 1998, the Company repurchased approximately 1.4 million and 2.7 million shares, respectively, bringing the cumulative total through March 27, 1998 under both programs up to approximately 5.2 million shares. During the current fiscal year through the end of the third quarter, the Company has used approximately $167.4 million to purchase its shares, and since the initial repurchase program was authorized in August, 1996, has used approximately $309.2 million. So far during the fourth quarter of fiscal 1998 (through April 30, 1998), the Company has repurchased almost 1.0 million additional shares.

Certain of the Company's operations, primarily its international subsidiaries, occasionally purchase and sell product in currencies other than their functional currencies. This subjects the Company to the risks associated with the fluctuations of foreign currency exchange rates. The Company reduces this risk by utilizing natural hedging (offsetting receivables and payables) as well as by creating offsetting positions through the use of derivative financial instruments, primarily forward foreign exchange contracts with maturities of less than sixty days. The market risk related to the foreign exchange contracts is offset by the changes in valuation of the underlying items being hedged. The amount of risk and the use of derivative financial instruments described above is not material to the Company's financial position or results of operations. The Company does not hedge either its investment in its foreign operations or its floating interest rate exposures.

With the year 2000 less than two years away, many companies, including Avnet, will need to modify their computer systems and applications which currently use two-digit fields to designate a year ("Year 2000 Issue"). The Company has assessed and continues to assess the impact of the Year 2000 Issue on its reporting systems and operations. The costs to modify the existing computer systems and applications are significant; however, they will not be material to the Company's financial position or results of operations. Although the Company cannot control the efforts of the many third parties with which it interfaces, it does not currently anticipate that there will be any significant disruption of the Company's ability to transact business.

The Company has recently undertaken a study to restructure its businesses so as to streamline its business processes and create a more competitive cost structure. The anticipated fourth quarter fiscal 1998 restructuring is expected to result in substantial savings and operating benefits for the Company, both domestically and abroad. Since work on this effort has not yet been completed, the Company is not yet in a position to estimate the costs or benefits to be recognized as a result of the anticipated restructuring.

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

None to be reported.


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

                                                       EXHIBIT 11


                  AVNET, INC. AND SUBSIDIARIES


                COMPUTATION OF EARNINGS PER SHARE
               (Thousands, except per share data)



                                        Nine Months Ended


                                       March 27,    March 28,
                                          1998         1997

A.Basic earnings per share:

     Net income                        $ 134,860    $ 135,390

     Common shares outstanding
     (weighted average)                   40,119       43,016

     Basic earnings per share          $    3.36    $    3.15


B.Diluted earnings per share:

     Net income                        $ 134,860    $ 135,390

     Common shares outstanding
     (weighted average)                   40,119       43,016

     Common equivalent shares:

       Contingent shares issuable            121          134

       Exercise of warrants and options
         using the treasury method           379          288

     Total common and common equivalent
       shares                             40,619       43,438


     Diluted earnings per share        $    3.32    $    3.12



As of the periods ended December 26, 1997, the Company adopted Statement of Financial Accounting Standards No. 128 ("SFAS 128"), "Earnings Per Share". Under the new standard, Basic earnings per share is computed based on the weighted average number of common shares outstanding and excludes any potential dilution; Diluted earnings per share reflects potential dilution from the exercise or conversion of securities into common stock. Earnings per share data for all prior periods presented have been restated to conform with the provisions of SFAS 128.

                                                      EXHIBIT 11


                  AVNET, INC. AND SUBSIDIARIES


                COMPUTATION OF EARNINGS PER SHARE
               (Thousands, except per share data)




                                       Third Quarters Ended


                                       March 27,    March 28,
                                         1998         1997

A.Basic earnings per share:

     Net income                        $  40,675    $  47,403

     Common shares outstanding
     (weighted average)                   39,141       42,604

     Basic earnings per share          $    1.04    $    1.11


B.Diluted earnings per share:

     Net income                        $  40,675    $  47,403

     Common shares outstanding
     (weighted average)                   39,141       42,604

     Common equivalent shares:

       Contingent shares issuable            103          116

       Exercise of warrants and options
         using the treasury method           354          421

     Total common and common equivalent
       shares                             39,598       43,141


     Diluted earnings per share        $    1.03    $    1.10



As of the periods ended December 26, 1997, the Company adopted Statement of Financial Accounting Standards No. 128 ("SFAS 128"), "Earnings Per Share". Under the new standard, Basic earnings per share is computed based on the weighted average number of common shares outstanding and excludes any potential dilution; Diluted earnings per share reflects potential dilution from the exercise or conversion of securities into common stock. Earnings per share data for all prior periods presented have been restated to conform with the provisions of SFAS 128.

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


    May 8, 1998
        Date