Form 10-K
period 1998-06-26
AVNET INC
filed 1998-09-23
CIK 8858

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-K


[X]  Annual Report pursuant to Section 13 or 15 (d) of the
     Securities Exchange Act of 1934

For the fiscal year ended June 26, 1998 or

[ ]  Transition Report pursuant to Section 13 or 15(d) of the
     Securities Exchange Act of 1934

For the transition period from                 to
Commission file number 1-4224

                                 AVNET, INC.

(Exact name of registrant as specified in its charter)

           New York                                      11-1890605

(State or other jurisdiction of                     (I.R.S.
Employer
incorporation or organization)                       Identification
No.)

2211 South 47th Street, Phoenix, Arizona                    85034
     (Address of principal executive offices)                  (Zip
Code)

Registrant's telephone number, including area code     (602) 643-
2000

Securities registered pursuant to Section 12(b) of the Act:

Title of each class            Name of each exchange on which
registered
Common Stock                           New York Stock Exchange and
                                             Pacific Exchange

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

Yes  / X /   No /  /

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]
The aggregate market value (approximate) at September 15, 1998 of the registrant's common equity held by non-affiliates . . . . .
$1,476,498,618

The number of shares of the registrant's Common Stock (net of treasury shares) outstanding at September 15, 1998. . . . .36,456,756 shares.


DOCUMENTS INCORPORATED BY REFERENCE


Certain portions of the Registrant's definitive proxy statement (to be filed pursuant to Reg. 14A) relating to the Annual Meeting of Shareholders anticipated to be held November 23, 1998 are incorporated herein by reference in Part III of this Report.


Forward-Looking Statements

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

PART I


ITEM 1.   Business

     Avnet, Inc., incorporated in New York in 1955, together with its subsidiaries (the "Company" or "Avnet"), is one of the world's largest industrial distributors of electronic components and computer products, with sales in 1998* of $5.92 billion. The Company is a vital link in the chain that connects suppliers of semiconductors, interconnect products, passive and electromechanical devices to original equipment manufacturers ("OEMs") that design and build the electronics equipment for end-market use, and to other industrial customers. In addition, the Company distributes a variety of computer products to both the end user and the reseller channels. Through its electronic components distribution activities, Avnet acts as an extension of a supplier's sales force by marketing products to a larger base of customers than individual suppliers could do economically. While many suppliers can only serve a few hundred of the larger OEMs, Avnet is franchised to sell products of more than 100 of the world's leading component manufacturers to a global customer base of approximately 100,000 OEMs. Electronic components are shipped as received from Avnet's suppliers or with assembly or other value added. As part of its distribution activities, Avnet adds various processes that customize products to meet individual OEM customer specifications, and it provides material management and logistic services. From 1993 through 1998, sales of the Company's electronic components and computer distribution businesses have increased from approximately $1.92 billion to approximately $5.88 billion, a compound annual growth rate ("CAGR") of 25.1%.

     In order to better focus on its core business and to capitalize on growing world markets for electronic components and computer products, Avnet has pursued and continues to pursue strategic acquisitions with a focus on international expansion. Beginning with its acquisition in June 1991 of The Access Group Ltd., a United Kingdom-based electronic components distributor, the Company has completed twenty-three acquisitions. During its last three fiscal years, the Company completed nine acquisitions: three in Europe; four in Asia/Pacific; one in North America; and one in South Africa. Avnet has approximately 8,700 employees globally and maintains locations throughout the United States, Canada, Mexico, Europe, Asia, Australia, New Zealand, and South Africa. In 1998, Avnet derived approximately 20% of its sales from operations outside of North America as compared with 21% in 1997. At the same time, the Company divested those operations deemed outside of its core business. During 1998, the Company disposed of its Channel Master business, the sole remaining operation in the Video Communications Group.

     One of Avnet's critical strengths is the breadth and quality of the suppliers whose products it carries. Listed below are the major product categories and the approximate sales in fiscal 1998, the percentage of the Company's consolidated sales and the major suppliers in each category:




o Semiconductors: Sales of semiconductors in 1998 were approximately $3.22 billion, or 54% of consolidated sales. The Company's major suppliers of semiconductors are Advanced Micro Devices, Analog Devices, Harris, Hewlett-Packard, Hitachi,
     Integrated Device Technology, Intel, LSI Logic, Micron
     Semiconductors, Motorola, National Semiconductor,
     Philips/Signetics, Texas Instruments and Xilinx.

o Computer Products: Sales of computer products in 1998 from all of the Company's business units were approximately $1.59 billion, or 27% of consolidated sales. The Company's major suppliers of computer products are Cabletron, Compaq Computer Corporation, Computer Associates, Hewlett-Packard, IBM, Intel, Oracle, Seagate Technology and Wyse Technology.

o Connectors: Sales of connector products in 1998 were approximately $0.51 billion, or 9% of consolidated sales. The Company's major suppliers of connectors are AMP, Amphenol/Bendix, ELCO, ITT Cannon, Molex, Pyle-National, T&B
     Ansley/Augat and 3M.

o Passives, Electromechanical and Other: Sales of passives, electromechanical and other products in 1998 were approximately $0.60 billion, or 10% of consolidated sales. The Company's major suppliers of these products are AVX, Bourns, Cherry, Leach, Murata-Erie, Philips, Teledyne, Valor and Vishay.

     During the last three years, the Company has operated primarily in one industry segment through its Electronic Marketing Group, which distributes electronic components and computer products. The Electronic Marketing Group accounted for almost 100%, 97% and 96% of Avnet's consolidated sales in 1998, 1997 and 1996, respectively, and it accounted for 99% (before special items including the gain on the sale of Channel Master), 96% and 94% of consolidated net income during those respective periods. The organizational structure of the Electronic Marketing Group was changed at the beginning of 1999. This new organizational structure is discussed beginning on page 5 below.)

     The industry segments in which Avnet operated during the last three years are as follows:

     1. The Electronic Marketing Group was engaged in the marketing, assembly, and/or processing of electronic and electromechanical components and computer products, principally for industrial and some commercial and military use. It also offered an array of value-added services to its customers, such as inventory replenishment systems, kitting, connector and cable assembly and semiconductor programming.

     2. The Video Communications Group, which was eliminated in October, 1997 with the sale of Channel Master, was engaged in the manufacture, assembly and/or marketing of TV signal processing equipment. Channel Master is a leading manufacturer of DBS (Direct Broadcast Satellite) TV receiving antennas, conventional TV roof antennas and commercial satellite antenna systems.

     The sales, operating income and identifiable assets of the Company's Electronic Marketing Group (its primary segment) and its U.S. domestic and foreign operations, prepared in accordance with Statement of Financial Accounting Standards No. 14, are shown in Note 13 to the Company's consolidated financial statements appearing in
Item 14 of this Report.

     The following tables set forth, for each of Avnet's three fiscal years ended June 26, 1998, June 27, 1997 and June 28, 1996, the approximate amount of sales and net income of Avnet which is attributable to each industry segment described above (after allocation of corporate results):


SALES

(Millions)                               FISCAL YEARS ENDED

                                   June 26,    June 27,    June 28,
1998                                 1997        1996
Electronic Marketing               $5,877.8    $5,224.4    $5,004.9
Video Communications                   38.5       166.2       202.9
                                   $5,916.3    $5,390.6    $5,207.8


NET INCOME

(Millions)                              FISCAL YEARS ENDED

                                   June 26,    June 27,    June 28,
1998                                 1997        1996
Electronic Marketing                 $132.2 (a)  $175.5      $177.3
Video Communications                   19.2 (b)     7.3        11.0
                                     $151.4 (a)(b)$182.8     $188.3

___________________

(a) Includes special charges of $29.7 million after-tax for costs relating to the divestiture of Avnet Industrial, the closure of the Company's corporate headquarters in Great Neck, New York, the anticipated loss on the sale of Company-owned real estate and incremental special charges associated with the reorganization of the Electronic Marketing Group.

(b) Includes the gain on the sale of Channel Master amounting to $17.2 million after-tax.

New Organizational Structure

      Effective as of the beginning of 1999, the Company changed its organizational structure to better focus on its core businesses in order to better meet the needs of both its customers and suppliers. The Company currently consists of two major operating groups, the Electronics Marketing Group ("EMG") and the Computer Marketing Group ("CMG") (through the end of 1998 these two units comprised the former Electronic Marketing Group). EMG focuses on the global distribution of and value-added services associated with electronic components.
CMG focuses on middle- to high-end, value-added computer products distribution in North America, Europe and Australia. In addition, the Company sold its Channel Master business in October 1997 which had minimal sales in 1998.

      The table below sets forth the approximate amount of sales of Avnet which is attributable to each of the four subgroups of the former Electronic Marketing Group including CMG:


                                                FISCAL YEARS ENDED
(Millions)                                     June 26,    June 27,
                                                 1998        1997
EMG:
  EMG Americas                                 $3,308.5    $3,012.8
  EMG EMEA                                      1,018.8       979.9
  EMG Asia                                        146.8       146.9
                                                4,474.1     4,139.6
CMG                                             1,403.7     1,084.8
                                               $5,877.8    $5,224.4

Electronics Marketing Group ("EMG")

      EMG is the Company's largest operating group, with 1998 sales of $4.47 billion, representing approximately 76% of Avnet's consolidated sales. EMG is comprised of three regional operations:
EMG Americas, which had sales of $3.31 billion in 1998, or approximately 56% of Avnet's consolidated sales; EMG EMEA (Europe, Middle East and Africa), which had sales of $1.02 billion in 1998, or approximately 17% of Avnet's consolidated sales; and EMG Asia, which had sales of $0.14 billion in 1998, or approximately 3% of Avnet's consolidated sales.

EMG Americas

      EMG Americas was reorganized effective as of the beginning of fiscal 1999 in order to provide more value to its customers and suppliers through increased product specialization and to provide focused services to its customers through a single account manager. Immediately prior to the reorganization, EMG Americas consisted primarily of four business units as described below -- Hamilton Hallmark, Time Electronics, Penstock and Allied Electronics.

      Hamilton Hallmark has primarily distributed semiconductors and offered an array of value-added services to its customers, such as inventory replenishment systems, kitting and semiconductor programming. It has been franchised by the top five United States semiconductor manufacturers: Advanced Micro Devices, Intel, Motorola, National Semiconductor and Texas Instruments. Hamilton Hallmark's customers have been principally computer, telecommunications and aerospace OEMs. In 1998, the Electronic Buyers' News survey ranked Hamilton Hallmark as the most preferred distributor overall for the eleventh successive year. Hamilton Hallmark has also distributed computer products, connectors, passives and electromechanical products for industrial, commercial and military use. Hamilton Hallmark's sales for 1998, which accounted for approximately 77% of EMG Americas' sales, were up approximately 7% over the prior year.






      Time Electronics has been the world's leading distributor of interconnect products, including value-added connectors, electromechanical and passive components and cable assembly services, and has also distributed some complementary semiconductor lines. Its customers have been principally industrial and military/aerospace OEMs. Time Electronics' sales for 1998, which accounted for approximately 13% of EMG Americas' sales, were up approximately 16% over the prior year.

      Penstock, which includes Serteck, has been the leading technical communications specialist distributor in the United States. It has distributed, designed, engineered and added value to microwave/radio frequency wireless, fiber optics and hybrid components, which it has sold principally to telecommunication OEMs. In July 1997, the Company acquired ECR Sales Management, Inc., a Portland, Oregon-based distributor of point-of-sale and bar code peripheral products, which has been merged into the Penstock operation. Penstock's sales for 1998, which accounted for approximately 5% of EMG Americas' sales, were up approximately 48% over the prior year.

      Allied Electronics has been a broad line industrial distributor of active and passive electronic components, test equipment and electronic equipment, which it has sold by means of its catalog and telesales operations. Allied's principal customers are maintenance and repair organizations ("MROs") as well as research and development and engineering departments of OEMs. Allied's sales, which accounted for approximately 5% of EMG Americas' sales, were up approximately 10% over the prior year.

      Through the end of 1998, EMG Americas also included Avnet
Industrial, which was sold effective as of June 26, 1998.  Avnet
Industrial's 1998 sales accounted for approximately 1% of EMG
Americas' sales.

      Also part of EMG Americas is Avnet Integrated Material Services ("IMS"). It has been the materials management and logistic services organization which has acted as a single coordinating point responsible for providing all the materials and services needed by customers who purchase products from multiple Avnet divisions. IMS has developed and implemented innovative materials management solutions for EMG Americas' major customers and their contract manufacturers. IMS has acted as a coordinator for other Avnet business units, and therefore, its sales are included in the EMG Americas' operations described above.

      As part of the Company's overall reorganization effective at the beginning of 1999, the Company reorganized its EMG Americas business unit. In the EMG Americas reorganization, the sales forces of Hamilton Hallmark, Time Electronics and Penstock were combined, and the telesales operations of those units were aligned with Allied Electronics. Through a single account manager, customers now have complete access to the products and services of the Company's core distribution business, including those of the former Hamilton Hallmark, Time Electronics and Penstock divisions, as well as complete access to the following Avnet global brands (services):

      o Avnet Design Services - A suite of engineering and technical services for customers, including turnkey logic designs, reference designs and product designs, and demand creation services for suppliers.




      o Avnet Integrated Material Services - Customer specific materials management, including leading-edge, information technology-based services, and pin-point logistics. IMS develops and implements innovative materials management solutions for EMG's major customers and their contract manufacturers.

      o Allied - Catalog, CD ROM and Internet sales to research and development departments of OEMs, MROs and small OEM customers.

      o Avnet Personal Computer Components - Specializing in sales of microprocessors, motherboards, memory, networking products and mass storage to personal computer OEMs and system integrators.

      These Avnet global brands offer focused services and unique financial models in the other two EMG geographic regions (EMG EMEA and EMG Asia) as well as in EMG Americas.

      In addition, the EMG Americas organization has created product business groups ("PBGs") which specialize in the various product categories that the Company sells as opposed to being organized along individual supplier lines. There are currently four PBGs which are responsible for purchasing, inventory management, supplier relationships and product marketing. The PBGs are as follows:
Semiconductor; Interconnect, Passive and Electromechanical; Radio Frequency and Microwave; and OEM Systems. (Note that the Defense and Aerospace PBG has recently been consolidated into the other PBGs.)

EMG EMEA

      EMG EMEA principally distributes semiconductors throughout Europe and in Africa. Avnet created its EMG EMEA operations through a series of acquisitions beginning in June 1991 with the acquisition of The Access Group Ltd., a United Kingdom-based electronic components distributor. Since the acquisition of The Access Group, the Company has completed eleven additional acquisitions for its EMG EMEA operation. The Company has created Avnet Time operations in certain locations which specialize in interconnect products, including value-added connectors, electromechanical and passive components and cable assembly services. Similar to EMG Americas, the EMEA operations have complete access to the Avnet global brands - Avnet Design Services, Avnet IMS, Allied and Avnet Personal Computer Components, discussed above under "EMG Americas". Although management is planning to reorganize the Company's EMG EMEA operations along lines similar to that of EMG Americas, a final detailed plan had not been firmly established at the end of 1998, nor were the plans then at a stage where the aggregate reorganization costs associated therewith could have been accurately quantified. However, some initial reorganization steps had been taken, and the relevant costs were included in the Company's fourth quarter 1998 special charges. It is currently anticipated that the balance of the associated special charges of EMG EMEA will be reflected in the first quarter 1999 financial statements.

      During the last three years, the Company added three new operations to Avnet EMG EMEA - two in Europe and one in South Africa.





      In September 1995, the Company completed the acquisition of Setron Schiffer-Eletronik GmbH & Co., KG, a limited partnership engaged in electronic components distribution (primarily marketing its products through a catalog) which operates in Germany and 20 other countries in Europe including Eastern Europe. In February 1996, the Company completed the acquisition of an 80% interest in Kopp Electronics Limited, a South African electronic components distributor.

      In May 1998, the Company acquired Optilas International SA, a France-based business which specializes in technical distribution of laser (industrial and scientific), electronic and fiber optic components, and test and measurement equipment.

      EMG EMEA currently consists of the operations listed below. Unless otherwise noted, each of the operations is primarily a distributor of semiconductors, computer products, connectors and passives and electromechanical devices for industrial and commercial use. Each operation also provides a variety of value-added services to its customers.

     o Avnet EMG Ltd., located in the United Kingdom, does business through its Avnet Access and Avnet Time operations.

     o Avnet EMG France does business through its Avnet Composants, Avnet Time and CK Electronique operations.

     o Avnet Nortec, the leading Scandinavian electronics distributor, has operations in Sweden, Norway, Denmark, Finland and Estonia.

     o Avnet Central Europe consists of Avnet E2000 and its Avnet Time unit which have operations in Germany, Austria and Switzerland, and of Avnet Setron which is engaged in electronic components distribution, primarily marketing its products through a catalog, with operations in Germany and 20 other countries in Europe.

     o Avnet EMG S.r.L., located in Italy, does business through its Avnet Adelsy and Avnet DeMico operations.

     o  Avnet Lyco is located in Ireland.

     o BFI-IBEXSA, the leading European technical distributor of microwave and radio frequency components, magnetic sensors, connecting devices and other specialty components, has operations in eight European countries. Optilas International SA, which the Company acquired in May 1998, will be combined with BFI-IBEXSA during 1999 to form BFI/OPTILAS.

     o  Avnet Kopp is a joint venture located in South Africa.

EMG Asia

     EMG Asia principally distributes semiconductors throughout the Asia/ Pacific region. It currently has a sales presence in ten countries in the region including Australia, New Zealand, Singapore, Taiwan, Hong Kong, mainland China, Thailand, the Philippines, Indonesia and Malaysia. All of the EMG Asia operations have complete access to the products and services provided by the Avnet global brands.

     The Company acquired its first EMG Asia operation in December 1995 with the acquisition of a 70% interest in the Science and Technology Division of Mercuries and Associates, Ltd., a Taiwan-based electronic components distributor. That has been followed by four additional acquisitions in the region. In January 1995, the Company acquired a 70% interest in WKK Semiconductors, Ltd., a Hong Kong-based electronics components distributor with operations in Hong Kong and the People's Republic of China. In July 1995, the Company completed the acquisition of VSI Electronics consisting of VSI Electronics (Australia) PTY Ltd., an Australian-based electronic components distributor and VSI Electronics (NZ) Ltd., a New Zealand-based electronic components distributor. In December 1997, the Company acquired the business of EXCEL-MAX Communications Pte. Ltd., a Singapore-based distributor of RF/microwave, fiber optic and other speciality electronic components. In March 1998, the Company acquired the business of CiNERGi Technology and Devices Pte. Ltd., a Singapore-based distributor of electronic components.

Computer Marketing Group ("CMG")

     CMG is an international distributor of computer products to value-added resellers and end users focusing primarily on middle- to high-end, value-added computer products and services. CMG's 1998 sales were $1.40 billion, representing approximately 24% of Avnet's consolidated sales. As a result of the acquisition of Hall-Mark Electronics Corporation in July, 1993, two independent business units, Avnet Computer and Hall-Mark Computer Products, now operate together as Avnet's CMG.

     Avnet Computer sells industry leading high-end systems, mid-range servers, workstations, PCs, software, storage, networking, peripherals and services to end user customers. Avnet Computer is one of North Americas's leading technology solutions integrators, providing hardware, software, and services for corporate-wide applications. Avnet Computer leverages its array of financial, acquisition and technical services to bring value to businesses intent on managing their total cost of technology infrastructure - from the data center, through the network, to the desktop.

     Hall-Mark Computer Products concentrates on sales of computer systems, peripherals and components to the reseller channel. Management believes that Hall-Mark Computer Products is the industry's leading technical distributor of open systems in support of a limited line card of the foremost computer and peripherals manufacturers, which include Compaq, Hewlett-Packard, IBM and Intel. Hall-Mark Computer provides those manufacturers' products to Value-Added Resellers, along with complementary value-added solutions and in-house engineering support, complex systems integration and configuration services.

     CMG has also created Avnet Direct, an Internet commerce company which sells computer systems to businesses and individuals on the World Wide Web. These computer systems are configured from thousands of name-brand computer and peripheral equipment products and software carried in CMG's inventories. During 1998, CMG expanded its operations into Europe by starting an operation in Germany and by acquiring the business of Bytech Systems Ltd. in the United Kingdom in May 1998.



Locations and Major Products

     As of June 26, 1998, the Company had about 225 locations in the United States, Canada, Europe, South Africa and the Asia/Pacific region, many of which contain sales, warehousing and administrative functions for multiple business units. In addition, the Company has a small number of stores in customers' facilities.

     Most of the Company's product lines are covered by nonexclusive distributor agreements with suppliers, cancelable upon 30 to 180 days notice. Most of these agreements provide for the periodic return to the supplier of obsolete inventory and the return of all standard inventory upon termination of the contract.

     The combined sales for EMG and CMG (formerly called the Electronic Marketing Group) by major product class for the last three years are as follows:

                                         FISCAL YEARS ENDED

(Millions)                         June 26,    June 27,    June 28,
                                     1998        1997        1996
Semiconductors                     $3,223.0    $2,938.2    $3,037.6
Computer products                   1,589.1     1,302.0     1,021.1
Connectors                            506.2       445.9       404.5
Other (primarily passives and
   electromechanical devices)         559.5       538.3       541.7
                                   $5,877.8    $5,224.4    $5,004.9

Competition

      All of the Company's operations are in highly competitive fields. With regard to many of its product lines, the Company may be in competition not only with other distributors but also with its suppliers. A key competitive factor in the distribution industry as a whole is the carrying of a significant amount of inventory to meet rapid delivery requirements of customers. In addition, the Company enhances its competitive position by offering a variety of value-added services which entails the performance of services and/or processes tailored to individual customer specifications and business needs such as point of use replenishment, testing, assembly and materials management. The Company is the world's second largest industrial distributor (based on sales) of electronic components and computer products according to Electronic News ("EN"), a prominent industry publication, which ranks the top distributors. The Company's major competitors are Arrow Electronics, Veba Electronics, Pioneer-Standard, Future Electronic and Marshall Industries, whose sales when combined with the Company's sales comprised approximately 75% of the total estimated calendar 1997 sales of the top twenty-five distributors ranked by EN.

Video Communications Group

     The Video Communications Group, was eliminated in October 1997 with the sale of Channel Master, which had operations in the U.S., the United Kingdom and Taiwan. Channel Master principally designs, develops and manufactures TV signal processing equipment. Its sales in 1998 were $38.5 million which represented less than 1% of Avnet's consolidated revenues.



Number of Employees

     At August 28, 1998, Avnet had approximately 8,700 employees.

ITEM 2.   Properties

     As of June 26, 1998, Avnet owned and leased approximately 880,000 and 2,513,000 square feet of space, respectively, of which approximately 76% was located in the United States. EMG's principal facilities for warehousing and value-added operations are located in Chandler, AZ; Peabody, MA; Oxford, NC; and Ft. Worth, TX, where it has approximately 205,000, 226,000, 201,000, and 231,000 square feet of space, respectively. CMG's principal facilities for warehousing and value-added operations are located in Chandler, AZ, and Peabody, MA, where it has approximately 196,000 and 97,000 square feet of space, respectively. The Company leases a 176,000 square foot building consisting of principal office space in Phoenix, AZ which is used by both EMG and CMG as well as for the Company's corporate headquarters.


ITEM 3.  Legal Proceedings

     In the opinion of management, there are no material pending or threatened legal proceedings to which the Company or any of its subsidiaries is a party. However, as previously reported, the Company is a potentially responsible party ("PRP") or has received claims for indemnity in several environmental cleanups under the Comprehensive Environmental Response, Compensation and Liability Act ("CERCLA").
In particular, real estate owned by a subsidiary of the Company in Oxford, NC is listed on the EPA's National Priorities List, and the Company and the prior owner of the site have entered into a Consent Decree with the EPA pursuant to which the parties have agreed to clean up the site. Additional information about this site and other sites is set forth on page 23 and 24 of this Report. The Company does not anticipate that the reported matters or its compliance with Federal, state and local environmental laws will have a material adverse impact on its financial condition, liquidity, capital expenditures, results of operations or competitive position.

ITEM 4.  Submission of Matters to a Vote of Security Holders

     None during the fourth quarter of 1998.

ITEM 4A.  Executive Officers of the Company

     The current executive officers of the Company are:

Name                 Age   Office


Roy Vallee            46   Chairman of the Board, Chief Executive
Officer
                           and Director
David R. Birk         51   Senior Vice President, General Counsel and
                           Secretary
Steven C. Church      49   Senior Vice President
Anthony T. DeLuca     48   Senior Vice President
Raymond Sadowski      44   Senior Vice President, Chief Financial
Officer
                           and Assistant Secretary
Richard Ward          58   Senior Vice President
Keith Williams        50   Senior Vice President and Director
Brian Hilton          56   Vice President
Charles Smith         51   Vice President
John F. Cole          56   Controller

     Mr. Vallee joined the Company in February 1977 and has been Chairman of the Board and Chief Executive Officer since June 1998. Prior thereto, he was Vice Chairman of the Board since November 1992, and also President and Chief Operating Officer from March 1992.

     Mr. Birk became Avnet's Secretary in July 1997 and has been
Senior Vice President and General Counsel since November 1992.

     Mr. Church has been Senior Vice President since November 1995 and also has been co-President of the EMG since August 1998. Prior to August 1998, he was President of Avnet's OEM Marketing Group and Vice President, Southwest Area Director for Hamilton Hallmark, Vice President of Corporate Marketing for Hamilton Hallmark, and President of Hamilton Hallmark.

     Mr. DeLuca has been Senior Vice President since November 1990 and Director of Global Operations since June 1996.

     Mr. Sadowski has been Senior Vice President since November 1992 and Chief Financial Officer since February 1993.

     Mr. Ward has been Senior Vice President since November 1996, and President of the Avnet Computer Marketing Group since 1994. Prior thereto, he was Vice President of Avnet and held various executive positions within the Avnet Computer business operations.

     Mr. Williams joined Avnet in July 1991 and has been Senior Vice President of Avnet since November 1993 and President of EMG EMEA (on leave of absence) since June 1998. Prior thereto, he was Director of Avnet's International Operations from October 1993 until February 1994 and Vice President of Avnet from November 1992 until November 1993.


     Mr. Hilton has been Vice President since November 1997 and also has been co-President of the EMG since August 1998. Prior thereto, he was President of EMG Asia from October 1997. Prior to joining the Company in October 1997, Mr. Hilton was a senior executive with Motorola.

     Mr. Smith has been Vice President since November 1995 and
President of the Semiconductor Product Business Group for Avnet's EMG Americas since June 1998. Prior to June 1998, he was President of Avnet's Hamilton Hallmark Division since 1993.

     Mr. Cole has been Avnet's Controller since February 1993.

     Officers of the Company are generally elected each year at the meeting of the Board of Directors following the annual meeting of shareholders and hold office until the next such annual meeting or until their earlier death, resignation or removal.

PART II

ITEM 5.   Market for Registrant's Common Equity
          and Related Stockholder Matters

Market price per share.

     The Company's common stock is listed on the New York Stock
Exchange and the Pacific Exchange. Quarterly market prices (as reported in the consolidated reporting system for issues listed on the New York Stock Exchange) for the last two fiscal years were:

 Fiscal                  1998                       1997
Quarters           High          Low          High          Low
  1st           $72 1/2       $57 1/2      $50 1/4       $39 1/8

  2nd            74 1/2        59 1/2       61 1/8        47 7/8

  3rd                68            57       64 7/8        55 1/4

  4th           64 5/16      53 11/16       64 1/4        55 1/8

Record Holders

     As of September 15, 1998 there were approximately 5,452 record holders of Avnet's common stock.

Dividends

     The cash dividend paid on the common stock was 15 cents per share during each quarter in 1998 and 1997.

ITEM 6.  Selected Financial Data

(In millions, except for per share and ratio data)

                                 Fiscal Years Ended
                  June 26,    June 27, June 28,June 30,  July 1,
                    1998        1997      1996      1995      1994
Income:
   Sales          $5,916.3    $5,390.6 $5,207.8$4,300.0 $3,547.7
   Gross profit      980.4 (b)   961.8    969.1   816.4    696.1
   Operating income  271.2 (b)   327.7    349.0   261.5    164.8 (a)
   Income taxes      115.9 (b)   130.7    136.8   103.1     66.7 (a)
   Earnings          151.4 (b)   182.8    188.3   140.3     85.3 (a)

Financial Position:
   Working capital 1,461.3     1,319.0  1,293.9 1,057.1    888.0
   Total assets    2,733.7     2,594.1  2,521.7 2,125.6  1,787.7
   Total debt        810.9       514.6    497.5   419.5    303.1
   Shareholders'
     equity        1,315.9     1,502.2  1,505.2 1,239.4  1,108.5

Per Share:
   Earnings: (c)
      Basic           3.85 (b)    4.29     4.34    3.44     2.10 (a)
      Diluted         3.80 (b)    4.25     4.31    3.32     2.09 (a)
   Dividends           .60         .60      .60     .60      .60
   Book value        36.09       36.55    34.67   30.38    27.26

Ratios:
   Operating income
     margin on sales  4.6% (b)    6.1%     6.7%    6.1%     4.6% (a)
   Profit margin
     on sales         2.6% (b)    3.4%     3.6%    3.3%     2.4% (a)
   Return on equity  10.4% (b)   12.0%    13.3%   12.0%     8.0% (a)
   Return on capital  8.3% (b)   10.1%    11.0%   10.1%     7.0% (a)
   Quick             1.6:1       1.5:1    1.6:1   1.6:1    1.7:1
   Working capital   3.4:1       3.3:1    3.5:1   3.3:1    3.4:1
   Total debt to
     capital         38.1%       25.5%    24.8%   25.3%    21.5%

(a) After special charges of $16.8 ($.41 per share) for (i) restructuring and integration charges ($13.5 or $.33 per share), (ii) the retroactive impact of the change in U.S. tax rates ($0.5 or $.01 per share) and (iii) the cumulative effect of a change in the method of accounting for income taxes ($2.8 or $.07 per share).

(b) Includes the net negative impact of $14.9 pre-tax and $12.5 after-tax ($0.32 per share on a diluted basis) for (i) the gain on the sale of Channel Master of $33.8 pre-tax and $17.2 after-tax, (ii) costs relating to the divestiture of Avnet Industrial, the closure of the Company's corporate headquarters in Great Neck, New York, and the anticipated loss on the sale of Company-owned real estate, amounting to $13.3 pre-tax and $8.5 after-tax, and (iii) incremental special charges associated with the reorganization of the Company's Electronic Marketing Group, amounting to $35.4 pre-tax and $21.2 after-tax.

(c) Earnings per share have been restated to conform with the provisions of SFAS No. 128, "Earnings Per Share."

ITEM 7. Management's Discussion and Analysis of Financial Condition and Results of Operations

     For an understanding of the significant factors that influenced the Company's performance during the past three fiscal years, the following discussion should be read in conjunction with the consolidated financial statements, including the related notes, and other information appearing elsewhere in this Report. Reference herein to any particular year or quarter generally refers to the Company's fiscal year periods.

     During the last three years, the Company operated primarily in one industry segment through its Electronic Marketing Group, which distributed electronic components and computer products. The Electronic Marketing Group accounted for almost 100%, 97% and 96% of Avnet's consolidated sales in 1998, 1997 and 1996, respectively, and it accounted for 99% (before special items as discussed below), 96% and 94% of consolidated net income during those respective periods. Therefore, due to the dominance of the Electronic Marketing Group and the immaterial size of the Video Communications Group, this discussion and analysis section will focus primarily on consolidated information.

     In October 1997, the Company completed the disposition of its Channel Master business, the sole remaining operation in the Video Communications Group. As a result of the immaterial size of the Video Communications Group as noted above, the disposition of the Channel Master business did not have a material impact on the Company's financial condition and liquidity, and will not have a material impact on future results of operations.

     Effective as of the beginning of 1999, the Company changed its organizational structure to better focus on its core businesses in order to better meet the needs of both its customers and suppliers. This change to the Company's organizational structure involved dividing the Electronic Marketing Group into its two major lines of businesses: the distribution of electronic components and the distribution of computer products. Accordingly, the Company currently consists of two major operating groups, the Electronics Marketing Group ("EMG") and the Computer Marketing Group ("CMG"). (Through the end of 1998, these two units comprised the former Electronic Marketing Group.) EMG, which focuses on the global distribution of and value-added services associated with electronic components, is comprised of three regional operations - EMG Americas, EMG EMEA (Europe, Middle East and Africa) and EMG Asia. CMG, which focuses on middle- to high-end, value-added computer products distribution, consists of Avnet Computer, Hall-Mark Computer and a number of other speciality businesses. The business of each of these operations is discussed elsewhere in this report. See Item 1 of this Report. References below under Results of Operations to "EMG" and "CMG" are to the new group structure.

Results of Operations

     Consolidated sales were a record $5.916 billion in 1998, up 10% as compared with sales of $5.391 billion in 1997. EMG's record sales of $4.474 billion in 1998 were up approximately 8% as compared with $4.140 billion in 1997, and CMG's sales of $1.404 billion in 1998 were up over 29% as compared with $1.085 billion in 1997. Channel Master's sales in 1998 prior to its disposition were $38 million as compared with $166 million in 1997. EMG Americas' sales in 1998 of $3.308 billion were up almost 10% as compared with the prior year, while EMG EMEA's 1998 sales were up approximately 4% and EMG Asia's sales were essentially unchanged. Each of the operations within EMG Americas posted higher sales in 1998 as compared with 1997, except for Avnet Industrial, which was sold as of the end of 1998.

     Consolidated sales were $5.391 billion in 1997, or 4% higher than the $5.208 billion in 1996. This increase was due to increased sales at each of the operations in EMG Americas and to significantly higher sales at CMG, offset somewhat by lower sales in EMG EMEA. Sales of CMG, EMG Americas, and EMG Asia in 1997 were up approximately 30%,
8% and 2%, respectively, while sales of EMG EMEA and the Video Communications Group were down 6% and 18%, respectively, as compared with 1996.

     In connection with the change in organizational structure referred to above, the Company reorganized its EMG Americas operation in order to provide more value to its customers and suppliers. During the fourth quarter of 1998, the Company recorded $35.4 million pre-tax and $21.2 million after-tax ($0.57 per share on a diluted basis for the fourth quarter) of incremental special charges associated principally with the reorganization. Approximately $25.7 million of the pre-tax charge is included in operating expenses, and $9.7 million is included in cost of sales. These charges include severance, real property lease termination costs, inventory reserves required related to supplier terminations, the writedown of goodwill and other items. The writedown of goodwill relates to a small underperforming operating unit, the ultimate disposition of which will not have a material impact on the Company's future results of operations. Of the special charges of $35.4 million pre-tax, approximately $17.1 million will not require an outflow of cash and $18.3 million will require the use of cash ($9.5 million of the $18.3 million had been expended as of the end of 1998). The balance of cash is expected to be paid by the end of 1999, except for amounts associated with long-term real property lease terminations and contractual commitments, the amounts of which are not material. Management expects that the Company's future results of operations will benefit from the expected cost savings resulting from the reorganization, and that the impact on liquidity and sources and uses of capital resources will not be material.

     Although management is planning to reorganize the Company's EMG EMEA operations along lines similar to that of EMG Americas, a final detailed plan had not yet been firmly established at the end of 1998, nor were the plans then at a stage where the aggregate reorganization costs associated therewith could have been accurately quantified. However, some initial reorganization steps had been taken, and the relevant costs were included in the Company's fourth quarter 1998 special charges. It is currently anticipated that the balance of the associated special charges of EMG EMEA will be reflected in the first quarter 1999 financial statements. In addition, there will be additional special costs incurred in the first quarter of 1999 relating to the EMG Americas reorganization. These costs will include primarily employee relocation and special incentive payments.

     In addition to the fourth quarter special charges referred to above, the 1998 results include the second quarter gain on the sale of the Company's Channel Master business amounting to $33.8 million pre-tax, offset somewhat in operating expenses by costs relating to the divestiture of Avnet Industrial, the closure of the Company's corporate headquarters in Great Neck, New York, and the anticipated loss on the sale of Company-owned real estate, amounting to $13.3 million in the aggregate. At the time the special charges were recorded, they represented primarily a non-cash writedown to reflect the expected value to be received upon the disposition of Avnet Industrial and the Company-owned real estate. The Company has subsequently disposed of Avnet Industrial for an amount approximating the written down value, and is still in the process of disposing of the Company-owned real estate, the written down value of which is still believed to approximate its market value, based upon real estate appraisals. The disposition of Avnet Industrial and of the Company-owned real estate will not have a material impact on the Company's future results of operations, liquidity and sources and uses of capital resources. The net effect of these items is to increase 1998 income before income taxes by $20.5 million and net income by $8.7 million ($0.21 per share on a diluted basis for the second quarter).

     In total, the special items recorded in 1998 as discussed above negatively impacted income before income taxes, net income and diluted earnings per share by $14.9 million, $12.5 million, and $0.32 per share, respectively. (The effective tax rate related to the special items reflects the impact of certain amounts which are not subject to income taxes.) The impact of the special items on diluted earnings per share for 1998 ($0.32) was $0.04 less than the sum of the applicable amounts for the second quarter and fourth quarter ($0.21 per share less $0.57 per share) due to the effect of the Company's stock repurchase program on the weighted average number of shares outstanding (see "Liquidity and Capital Resources" below) and the amount of the special items.

     In 1998, sales of semiconductors, computer products, connectors and other products (principally passives and electromechanical devices), represented 54%, 27%, 9% and 10%, respectively, of consolidated sales (including Channel Master's sales which are reflected in "other" products) as compared with 55%, 24%, 8% and 13%, respectively, in 1997.

     Consolidated gross profit margins (before special charges) were 16.7% in 1998 as compared with 17.8% and 18.6% in 1997 and 1996, respectively. This downward trend is due primarily to the competitive environment in the electronic distribution marketplace as a result of the global industry correction cycle as well as the effect of increased sales of computer products, which have lower gross margins than other products in the Company's product line. Although operating expenses (before special charges) in absolute dollars were sequentially higher during the last three years, they decreased as a percentage of sales over that time span. The Company reduced operating expenses as a percentage of sales to 11.3% in 1998 as compared with 11.7% and 11.9% in 1997 and 1996, respectively. As a result, operating income (before special charges) of $319.9 million in 1998 represented 5.4% of sales, as compared with $327.7 million or 6.1% of sales in 1997 and $349.0 million or 6.7% of sales in 1996.

     Other income was $2.3 million in 1998 as compared with $11.7 million and $2.0 million in 1997 and 1996, respectively. Other income in 1997 included the third quarter $7.6 million gain on the sale of the Company's Culver City, California facility.

     Interest expense was $40.0 million in 1998, as compared with $26.1 million and $25.9 million in 1997 and 1996, respectively. The significant increase in interest expense in 1998 as compared with the prior two years was due primarily to increased borrowings to fund the Company's stock repurchase program and to fund the additional working capital requirements to support the growth in business.

     As a result of the factors described above, net income in 1998 was $151.4 million, or $3.80 per share on a diluted basis, as compared with $182.8 million, or $4.25 per share on a diluted basis, in 1997 and $188.3 million, or $4.31 per share on a diluted basis, in 1996. Excluding the special items referred to above, net income in 1998 was $163.9 million, or $4.12 per share on a diluted basis. Net income before special items as a percentage of sales was 2.8% in 1998 as compared with 3.4% and 3.6% in 1997 and 1996, respectively. Although net income before special items in dollars was down 10% in 1998 as compared with 1997, as described above, diluted earnings per share before special items of $4.12 was down only 3% as compared with $4.25 in 1997, due to the impact of the Company's stock repurchase program (see "Liquidity and Capital Resources" below). EMG's operating net income, which is defined as income before the allocation of corporate headquarters' expenses and interest associated with the stock repurchase program, for 1998 was about 5% below the 1997 level due primarily to global industry conditions, while CMG's operating net income in 1998 was about 17% higher than in the prior year.

     As the Company has increased its investment in foreign operations, the financial statement impact associated with the volatility of foreign currency exchange rates has become more apparent. The translation into U.S. dollars of the financial statements of the Company's foreign subsidiaries resulted in a charge recorded directly to shareholders' equity amounting to $17.0 million, $20.5 million and a $5.1 million in 1998, 1997 and 1996, respectively. The charge in 1998 was due primarily to the weakening of the French, Canadian and Far East currencies against the U.S. dollar, and the charge in 1997 was due primarily to the weakening of the French, German, Italian and Swedish currencies against the U.S. dollar. The effect of foreign currency exchange rate fluctuations on the 1998 statement of income was not material due to the fact that Avnet's international operations represent only 25% of sales and a smaller percentage of income. Had the various average foreign currency exchange rates remained the same during 1998 as compared with 1997, Avnet's 1998 sales and net income would have been approximately 2% higher than the actual reported results for 1998. Although the foreign currency turmoil in the Far East has negatively affected the Company's business, the impact has been relatively minor since the Company's Far East operations accounted for less than 3% of 1998 consolidated sales and approximately 1% of 1998 consolidated net income. In addition, management does not believe the current financial situation in Russia will have a material effect on the Company since it only does an insignificant amount of business in the Russian market. The Company may, of course, be negatively impacted should the economic problems surrounding the Asian and Russian markets expand to North America and throughout Europe.

Liquidity and Capital Resources

     Over the last three years, cash generated from income before depreciation, amortization, the pre-tax gain on the sale of Channel Master and other non-cash items amounted to $679.4 million. During that period, $481.3 million was used for working capital needs (excluding cash) resulting in $198.1 million of net cash flows provided from operations. In addition, $204.7 million, net, was needed for other normal business operations including purchases of property, plant and equipment ($131.6 million) and dividends ($76.0 million), offset by cash generated from other immaterial items ($2.9 million). This resulted in $6.6 million being used for normal business operations. During that three-year period, the Company also used $475.8 million, net, for the repurchase of its common stock ($450.0 million), acquisitions net of dispositions ($10.9 million), and the repayment of other debt ($14.9 million). This overall use of cash of $482.4 million was financed by $515.7 million raised from the issuance of commercial paper and an increase in bank debt, offset by a $33.3 million increase in cash.

     In 1998, the Company generated $209.4 million from income before depreciation, amortization, the pre-tax gain on the sale of Channel Master and other non-cash items, and used $203.3 million for working capital needs, resulting in $6.1 million of net cash flows provided from operations. In addition, the Company used $60.8 million for other normal business operations including purchases of property, plant and equipment ($38.5 million) and dividends ($24.5 million), offset by cash generated from other immaterial items ($2.2 million). This resulted in $54.7 million being used for normal business operations. The Company also used $308.2 million to repurchase its common stock and generated $87.4 million from its disposition of Channel Master, net of cash used for acquisitions, and the issuance of other debt. This overall use of cash of $275.5 million was financed by a $298.8 million increase in bank debt and commercial paper, offset by a $23.3 million increase in cash.

     In 1997, the Company generated $233.0 million from income before depreciation, amortization and other non-cash items, and used $43.5 million for working capital needs, resulting in $189.5 million of net cash flows provided from operations. In addition, the Company used $60.5 million for other normal operations including purchases of property, plant and equipment ($37.3 million, net of $ 10.9 million received in connection with the sale of the Company's former Culver City, California facility) and dividends ($25.9 million), offset by cash generated from other immaterial items ($2.7 million). This resulted in $129.0 million being generated from normal business operations. The Company also used $141.8 million to repurchase its common stock, and $4.6 million for acquisition-related items and the payment of other debt. This overall net use of cash of $17.4 million was financed by a $28.9 million increase in bank debt and commercial paper, offset by an $11.5 million increase in cash.

    The Company's quick assets at June 26, 1998 totaled $976.9 million as compared with $859.3 million at June 27, 1997. At June 26, 1998, quick assets exceeded the Company's current liabilities by $369.8 million as compared with a $281.9 million excess at the end of 1997. Working capital at June 26, 1998 was $1.461 billion as compared with $1.319 billion at June 27, 1997. At June 26, 1998 to support each dollar of current liabilities, the Company had $1.61 of quick assets and $1.80 of other current assets, for a total of $3.41 as compared with $3.28 at the end of the prior fiscal year.

     In the first quarter of 1998, the Company renegotiated its revolving credit agreement with a syndicate of banks led by NationsBank of North Carolina, N.A. ("NationsBank"). The amended credit agreement provides a five-year facility with a line of credit of up to $700.0 million, increased from the previous amount of $400.0 million. The Company may select from various interest rate options and maturities under this facility. The facility serves as a primary funding vehicle as well as a backup for the Company's commercial paper program pursuant to which the Company is authorized to issue short-term notes for current operational business requirements. The credit agreement contains various covenants, none of which management believes materially limit the Company's financial flexibility to pursue its intended financial strategy. The Company also has an additional credit facility with NationsBank which provides a line of credit up to $100.0 million.

     Subsequent to the end of 1998, the Company issued $200.0 million of 6.45% Notes due August 15, 2003 (the "Notes"). The net proceeds received by the Company from the sale of the Notes were approximately $198.2 million after deduction of the underwriting discounts and other estimated expenses associated with the sale. The net proceeds from the Notes have been used to repay indebtedness which the Company may re-borrow for general corporate purposes, including capital expenditures, possible acquisitions, repurchase of the Company's common stock and working capital needs.

     During 1998, the Company completed the $200 million and $250 million stock repurchase programs that were authorized by its Board of Directors on August 1, 1996 and November 19, 1997, respectively. During 1998 and 1997, the Company used approximately $308.2 million and $141.8 million, respectively, to repurchase a total of 7.5 million shares (4.9 million shares in 1998 and 2.6 million shares in 1997).

     At June 26, 1998, the Company had $394.9 million outstanding under its commercial paper program, $302.8 million outstanding under its bank syndicated revolving credit facility, $100.0 million of the 6 7/8% Notes due March 15, 2004, and $13.2 million of other debt.
This $810.9 million of total debt at June 26, 1998 represents an increase of $296.3 million over the $514.6 million outstanding at June 27, 1997. The Company's debt to capital (shareholders' equity plus total debt) ratio was approximately 38% at June 26, 1998 and 26% at June 27, 1997. In 1998, income, before special items referred to above, was about seven times greater than fixed charges. Internally generated cash flow during 1998, represented by net income before depreciation, amortization and other non-cash items, was $184.2 million or 23% of total debt at June 26, 1998.

     During the last three years, the Company's capital rose $467.9 million to a total of $2.127 billion at June 26, 1998. Shareholders' equity increased by $76.5 million to $1.316 billion -- $446.9 million from earnings, net of dividends, reinvested in the business and $104.3 million as a result of the conversion of the Company's 6% Convertible Subordinated Debentures -- offset by a $450.0 million reduction as a result of the Company's repurchase of its common stock and $24.7 million, net, for other items. Total debt increased by $391.4 million over the last three years to $810.9 million at June 26, 1998. The Company's favorable balance sheet ratios would facilitate additional financing if, in the opinion of management, such financing would enhance the future operations of the Company.

     Certain of the Company's operations, primarily its international subsidiaries, occasionally purchase and sell products in currencies other than their functional currencies. This subjects the Company to the risks associated with fluctuations of foreign currency exchange rates. The Company reduces this risk by utilizing natural hedging (offsetting receivables and payables) as well as by creating offsetting positions through the use of derivative financial instruments, primarily forward foreign exchange contracts with maturities of less than sixty days. The market risk related to the foreign exchange contracts is offset by the changes in valuation of the underlying items being hedged. The amount of risk and the use of derivative financial instruments described above is not material to the Company's financial position or results of operations. Including the recently issued Notes, approximately 37% of the Company's outstanding debt is in fixed rate instruments and 63% is subject to variable short-term interest rates. Accordingly, the Company will be impacted by any change in short-term interest rates. The Company does not hedge either its investment in its foreign operations or its floating interest rate exposures.

     With the year 2000 less than two years away, many companies, including Avnet, will need to modify their computer systems and applications which currently use two-digit fields to designate a year ("Year 2000 Issue"). The Company has assessed and continues to assess the impact of the Year 2000 Issue on its reporting systems and operations. The Company has both engaged several outside consulting firms and is using internal resources to perform a comprehensive remediation of the Company's computer systems before the year 2000. The costs to modify the existing computer systems and applications are significant; however, they will not be material to the Company's financial position or results of operations. The current estimate (including potential capital expenditures) is in the range of $12.0 million to $15.0 million. At present, the remediation program is on schedule and is expected to be successfully completed. Although the Company cannot control the efforts of the many third parties with which it interfaces, it does not currently anticipate that there will be any significant disruption of the Company's ability to transact business. The Company is in contact with all its major suppliers to ascertain their progress in implementing Year 2000 remediation.

     To capitalize on growing world markets for electronic components and computer products, the Company has pursued and expects to continue to pursue strategic acquisitions to expand its business. Management believes that the Company has the ability to generate sufficient capital resources from internal or external sources in order to continue its expansion program. In addition, as with past acquisitions, management does not expect that future acquisitions will materially impact the Company's liquidity.

     Currently, the Company does not have any material commitments for capital expenditures. The Company and the former owners of a Company-owned site in Oxford, North Carolina have entered into a Consent Decree and Court Order with the Environmental Protection Agency (EPA) for the environmental clean-up of the site, the cost of which, according to the EPA's remedial investigation and feasibility study, is estimated to be approximately $6.3 million, exclusive of the $1.5 million in EPA past costs paid by the potentially responsible parties (PRP's). Pursuant to a Consent Decree and Court Order entered into between the Company and the former owners of the site, the former owners have agreed to bear at least 70% of the clean-up costs of the site, and the Company will be responsible for not more than 30% of those costs. In addition, the Company has received notice from a third party of its intention to seek indemnification for costs it may incur in connection with an environmental clean-up at a site in Rush, Pennsylvania resulting from the alleged disposal of wire insulation material at the site by a former unit of the Company. Based upon the information known to date, management believes that the Company has appropriately accrued in its financial statements for its share of the costs of the clean-ups at all the above mentioned sites. The Company is also a PRP, or has been notified of claims made against it, at an environmental clean-up site in Huguenot, New York. At this time, management cannot estimate the amount of the Company's potential liability, if any, for clean-up costs in connection with this site, but does not anticipate that this matter or any other contingent matters will have a material adverse impact on the Company's financial condition, liquidity or results of operations.

     Management is not now aware of any commitments, contingencies or events within the Company's control which may significantly change its ability to generate sufficient cash from internal or external sources to meet its needs.


ITEM 7A. Quantitative and Qualitative Disclosures About Market Risk

     See Note 1 to the consolidated financial statements appearing at the end of this Report, and "Liquidity and Capital Resources" in Item 7 of this Report.

ITEM 8.  Financial Statements and Supplementary Data

     The Financial Statements and Supplementary Data are listed under
Item 14 of this Report.

ITEM 9.  Changes in and Disagreements with Accountants on Accounting
and       Financial Disclosure

     Not applicable.

PART III

ITEM 10.   Directors and Executive Officers of the Registrant

ITEM 11.   Executive Compensation

ITEM 12.   Security Ownership of Certain Beneficial Owners and
Management

ITEM 13.   Certain Relationships and Related Transactions

     The information called for by Items 10, 11, 12 and 13 (except to the extent set forth in Item 4A above) is incorporated in this Report by reference to the Company's definitive proxy statement relating to the Annual Meeting of Shareholders anticipated to be held November 23, 1998.

PART IV

ITEM 14.  Exhibits, Financial Statement Schedules and Reports on Form
8-K

a.  The following documents are filed as part of this report:

                                                                  Page
    1.  Financial Statements and Supplementary Data

          Report of Independent Public Accountants           28

          Avnet, Inc. and Subsidiaries Consolidated
          Financial Statements:

             Statements of Income for the years ended
             June 26, 1998, June 27, 1997 and June 28, 1996  29

             Balance Sheets at June 26, 1998 and June 27, 199730

             Statements of Shareholders' Equity for the
             years ended June 26, 1998, June 27, 1997 and
             June 28, 1996                                   31

             Statements of Cash Flows for the years ended
             June 26, 1998, June 27, 1997 and June 28, 1996  32

          Notes to Consolidated Financial Statement     33 - 47

    2.  Financial Statement Schedules

          (I) Schedule II for the years ended June 26, 1998,
          June 27, 1997 and June 28, 1996                    48

        Schedules other than those above have been omitted because they are not applicable or the required information is shown in the financial statements or notes thereto.

    3. Exhibits - The exhibit index for this Report can be found on pages 49 to 51.

b.  Reports on Form 8-K

    None in the fourth quarter of 1998.

                          S I G N A T U R E S

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                  AVNET, INC.
                                  (Registrant)

Date:   September 23, 1998     By:  s/Roy Vallee
                                           Roy Vallee, Chairman of
                                           the Board, Chief Executive
                                            Officer and Director

     Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the Registrant and in the capacities indicated on September 23, 1998.

               Signature                Title

s/Roy Vallee                            Chairman of the Board, Chief
(Roy Vallee)                            Executive Officer and Director

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

*By:   s/Raymond Sadowski
       (Raymond Sadowski)
        Attorney-in-Fact

REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS


To Avnet, Inc.:

     We have audited the accompanying consolidated balance sheets of Avnet, Inc. (a New York corporation) and Subsidiaries as of June 26, 1998 and June 27, 1997 and the related consolidated statements of income, shareholders' equity and cash flows for each of the three years in the period ended June 26, 1998. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

     In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Avnet, Inc. and Subsidiaries as of June 26, 1998 and June 27, 1997, and the results of their operations and their cash flows for each of the three years in the period ended June 26, 1998 in conformity with generally accepted accounting principles.

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

                                         s/ARTHUR ANDERSEN LLP
New York, New York
July 29, 1998

AVNET, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF INCOME
(In thousands, except per share data)



                                            Years Ended

                                   June 26,   June 27,     June 28,
                                     1998       1997        1996

Sales                            $5,916,267 $5,390,626  $5,207,797
Cost of sales (Note 14)           4,935,848  4,428,779   4,238,743

Gross profit                        980,419    961,847     969,054

Selling, shipping, general and
   administrative expenses (Note 14)   709,243   634,101   620,087

Operating income                    271,176    327,746     348,967

Other income, net                     2,363     11,749       1,988

Interest expense                    (39,988)   (26,076)    (25,916)

Gain on the sale of
   Channel Master (Note 14)          33,795      -           -

Income before income taxes          267,346    313,419     325,039

Income taxes (Note 7)               115,922    130,656     136,783

Net income                       $  151,424 $  182,763  $  188,256

Earnings per share:

       Basic                     $     3.85 $     4.29  $     4.34

       Diluted                   $     3.80 $     4.25  $     4.31

Shares used to compute earnings
   per share (Note 1):

       Basic                          39,375    42,598      43,333

       Diluted                        39,823    43,049      43,710



See notes to consolidated financial statements

AVNET, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(Dollars in thousands, except per share amounts)

                                              June 26,    June 27,
                                                1998        1997
Assets:
  Current assets:
   Cash and cash equivalents                $   82,607  $   59,312
   Receivables, less allowances of $31,807
    and $27,915, respectively                  894,289     800,015
   Inventories (Note 3)                      1,061,739   1,007,074
   Other                                        29,722      30,035

    Total current assets                     2,068,357   1,896,436

   Property, plant and equipment, net (Note 4) 155,491 181,509 Goodwill, net of accumulated amortization of
      $62,461 and $49,846, respectively (Note 1)460,882    476,935
   Other assets                                 48,967      39,191

    Total assets                            $2,733,697  $2,594,071

Liabilities:
  Current liabilities:
   Borrowings due within one year (Note 5)  $      243  $      178
   Accounts payable                            451,441     433,762
   Accrued expenses and other (Note 6)         155,423     143,513

    Total current liabilities                  607,107     577,453

  Long-term debt, less due within one year
   (Note 5)                                    810,695     514,426

    Total liabilities                        1,417,802   1,091,879

  Commitments & contingencies (Notes 9 & 11)

Shareholders' equity (Note 10):
  Common stock $1.00 par, authorized 120,000,000
   shares, issued 44,335,000 shares and
   44,032,000 shares, respectively              44,335      44,032
  Additional paid-in capital                   434,695     425,180
  Retained earnings                          1,342,988   1,215,550
  Cumulative translation adjustments           (41,804)    (24,767)
  Treasury stock at cost, 7,872,000 shares
   and 2,927,000 shares, respectively         (464,319)   (157,803)

    Total shareholders' equity               1,315,895   1,502,192

    Total liabilities & shareholders' equity$2,733,697  $2,594,071

See notes to consolidated financial statements

AVNET, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY
Years ended June 26, 1998, June 27, 1997 and June 28, 1996
(Dollars in thousands, except per share data)

                                      Additional             Cumulative                 Total
                              Common   Paid-in     Retained  Translation  Treasury  Shareholders'
                              Stock    Capital     Earnings  Adjustments    Stock      Equity
Balance, June 30, 1995        $41,204  $310,843 $  896,102    $    814   $  (9,584)   $1,239,379

Net income                                         188,256                               188,256
Dividends, $.60 per share                          (26,008)                              (26,008)
Cumulative translation adjustments                              (5,057)                   (5,057)
Conversion of 6% Subordinated
  Debentures                    2,445   101,838                                          104,283
Other, net, principally stock
  option and incentive programs    193    5,760                             (1,595)        4,358

Balance, June 28, 1996         43,842   418,441  1,058,350      (4,243)    (11,179)    1,505,211

Net income                                         182,763                               182,763
Dividends, $.60 per share                          (25,563)                              (25,563)
Cumulative translation adjustments                             (20,524)                  (20,524)
Repurchase of common stock                                                (147,396)     (147,396)
Other, net, principally stock
  option and incentive programs    190    6,739                                772         7,701

Balance, June 27, 1997         44,032   425,180  1,215,550     (24,767)   (157,803)    1,502,192

Net income                                         151,424                               151,424
Dividends, $.60 per share                          (23,986)                              (23,986)
Cumulative translation adjustments                             (17,037)                  (17,037)
Repurchase of common stock                                                (302,606)     (302,606)
Other, net, principally stock
  option and incentive programs    303    9,515                             (3,910)        5,908

Balance, June 26, 1998        $44,335  $434,695 $1,342,988    $(41,804)  $(464,319)   $1,315,895

See notes to consolidated financial statements

AVNET, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Dollars in thousands)

                                                Years Ended
                                        June 26,  June 27,   June 28,
                                          1998      1997       1996
Cash flows from operating activities:
   Net income                           $151,424  $182,763  $188,256
Non-cash and other reconciling items:
     Depreciation and amortization        50,542    49,398    43,547
     Deferred taxes (Note 7)              (1,721)   (5,137)  (14,490)
     Other, net (Note 12)                 42,936     5,941    19,744
     Gain on sale of Channel Master      (33,795)     -         -
                                         209,386   232,965   237,057

   Receivables                          (113,745)  (23,492)  (81,665)
Inventories                              (94,300)  (86,863) (171,594)
Payables, accruals and other, net          4,717    66,929    18,721

     Net cash flows provided from
       operating activities                6,058   189,539     2,519

Cash flows from financing activities:
   Repurchase of common stock           (308,218) (141,784)      -
   Issuance of commercial paper and bank
     debt, net                           298,749    28,893   188,022
   Proceeds from (payment of) other debt     604    (3,250)  (12,274)
Cash dividends                           (24,548)  (25,867)  (25,612)
Other, net                                 3,973     4,541    (1,870)

     Net cash flows (used for) provided
       from financing activities         (29,440) (137,467)  148,266

Cash flows from investing activities:
   Purchases of property, plant and
     equipment                           (38,437)  (37,346)  (55,811)
   Disposition/(acquisition) of
      operations, net (Note 2)            86,853    (1,359)  (96,325)

     Net cash flows provided from (used
       for)investing activities           48,416   (38,705) (152,136)

Effect of exchange rate changes on cash
   and cash equivalents                   (1,739)   (1,863)     (173)

Cash and cash equivalents:
     - increase (decrease)                23,295    11,504    (1,524)
     - at beginning of year               59,312    47,808    49,332
     - at end of year                   $ 82,607  $ 59,312  $ 47,808

Additional cash flow information (Note 12)

See notes to consolidated financial statements
AVNET, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS



1.   Summary of significant accounting policies:

     Principles of consolidation - The accompanying financial statements include the accounts of the Company and all of its subsidiaries. All intercompany accounts and transactions have been eliminated. The amount of minority interests at the end of 1998 and 1997, which amounts are not material, are included in the caption "accrued expenses and other".

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

     Long-lived assets - Statement of Financial Accounting Standards No. 121 ("SFAS 121"), "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of", requires that long-lived assets be reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of the assets in question may not be recoverable. The Company continually evaluates the carrying value and the remaining economic useful life of all long-lived assets, and will adjust the carrying value and the related depreciation and amortization period if and when appropriate.

     Income taxes - No provision for U.S. income taxes has been made for $135,008,000 of cumulative unremitted earnings of foreign subsidiaries at June 26, 1998 because those earnings are expected to be permanently reinvested outside the U.S. If such earnings were remitted to the U.S., any net U.S. income taxes would not have a material impact on the results of operations of the Company.

     Earnings per share - The Company adopted Statement of Financial Accounting Standards No. 128 ("SFAS 128"), "Earnings Per Share" during 1998. Under the new standard, basic earnings per share is computed based on the weighted average number of common shares outstanding and excludes any potential dilution; diluted earnings per share reflects potential dilution from the exercise or conversion of securities into common stock. Earnings per share data for all prior periods presented have been restated to conform with the provisions of SFAS 128. The number of dilutive securities for 1998, 1997 and 1996 amounting to 448,000 shares, 451,000 shares and 377,000 shares, respectively, relate to stock options and restricted stock awards.

     AVNET, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)



1.   Summary of significant accounting policies (Continued):

     Cash equivalents - The Company considers all highly liquid debt instruments purchased with a maturity of three months or less to be cash equivalents.

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

     Fiscal year - The Company's fiscal year ends on the Friday closest to June 30th. Unless otherwise noted, all references to the "year 1998" or any other "year" shall mean the Company's fiscal year.

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

AVNET, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)



1.   Summary of significant accounting policies (Continued):

     New accounting standard - In June 1998, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 133 ("SFAS 133"), "Accounting for Derivative Instruments and Hedging Activities". SFAS 133 establishes accounting and reporting standards requiring that every derivative instrument, including certain derivative instruments embedded in other contracts, be recorded in the balance sheet as either an asset or liability measured at its fair value. SFAS 133 requires that changes in the derivative's fair value be recognized currently in earnings unless specific hedge accounting criteria are met. Special accounting for qualifying hedges allows a derivative's gains and losses to offset related results on the hedged item in the income statement, and requires that a company must formally document, designate and assess the effectiveness of transactions that receive hedge accounting. SFAS 133 is effective for fiscal years beginning after June 15, 1999 and will not require retroactive restatement of prior period financial statements. The Company has not yet quantified the impact of adopting SFAS 133 on its financial statements, but does not expect the impact to be material.

2.   Acquisitions and dispositions:

     Since July 1, 1995, the Company has completed nine acquisitions
     - one in the United States, three in Europe, four in the Asia/Pacific region and one in South Africa. Five of the acquisitions were completed in 1998 and four were completed during 1996. All acquisitions have been accounted for as purchases.

     The acquisitions completed in 1998 consisted of ECR Sales
     Management, Inc., EXCEL-MAX Pte Ltd., CiNERGi Pte Ltd., Bytech Systems Ltd. and Optilas International SA.

     The acquisitions completed in 1996 consisted of VSI Electronics, Setron Schiffer-Electronik GmbH & Co., KG, a 70% interest in the Science and Technology Division of Mercuries and Associates,
     Ltd. and an 80% interest in Kopp Electronics Limited.

     Cash expended (net of cash on the books of the companies acquired) in 1998 and 1996 relating to these acquisitions totaled approximately $9,378,000 and $119,000,000, respectively. Cash expended for the acquisition of operations in 1997 includes a deferred payment and cash paid for professional and other fees associated with various acquisitions completed during 1996. In the aggregate, the operations acquired during 1998 and 1996 had sales totaling approximately $119,000,000 and $240,000,000, respectively, during the fiscal year of each such operation immediately preceding its acquisition. The historical results of operations of the companies acquired would not have had a material effect on the Company's results of operations in 1998 and 1996, on a pro forma basis.

AVNET, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)



2.   Acquisitions and dispositions: (continued)

     In October 1997, the Company completed the disposition of its Channel Master business, and as of June 26, 1998, disposed of its Avnet Industrial business (see Note 14).

3.   Inventories:
                                                 June 26,  June 27,
     (Thousands)                                   1998      1997

     Finished goods                            $  967,472 $  917,751
     Work-in-process                                8,244     13,714
     Raw materials                                 86,023     75,609

                                               $1,061,739 $1,007,074

4.   Property, plant and equipment, net:
                                                 June 26,  June 27,
     (Thousands)                                   1998      1997

     Land                                        $  5,231   $  6,740
     Buildings                                     54,948     72,846
     Machinery, fixtures and equipment            262,401    286,582
     Leasehold improvements                        13,603      7,333
                                                  336,183    373,501
     Less accumulated depreciation
       and amortization                           180,692    191,992

                                                 $155,491   $181,509


     Depreciation and amortization expense related to property, plant and equipment was $37,156,000, $35,815,000 and $30,546,000 in
     1998, 1997 and 1996, respectively.


5.   External financing:
                                                 June 26,  June 27,
     (Thousands)                                   1998      1997

     6 7/8% Notes due March 15, 2004             $100,000   $100,000
     Commercial Paper                             394,950    319,400
     Bank Syndicated Credit Facility              302,759     80,600
     Other                                         13,229     14,604
                                                  810,938    514,604
     Less borrowings due within one year              243        178

     Long-term debt                              $810,695   $514,426

AVNET, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)



5.   External financing: (continued)

     In the first quarter of 1998, the Company renegotiated its revolving credit agreement with a syndicate of banks led by NationsBank of North Carolina, N.A. ("NationsBank"). The agreement provides a five-year facility with a line of credit of up to $700,000,000 (increased from the previous amount of $400,000,000). This credit facility is currently being used primarily as a backup facility to the Company's commercial paper program and as a primary funding vehicle for U.S. and foreign currency denominated borrowings at floating rates of interest. At June 26, 1998, the approximate weighted average interest rates on outstanding commercial paper, U.S. dollar denominated borrowings, and foreign currency denominated borrowings were 5.6%, 5.8% and 4.2%, respectively, and at June 27, 1997 were 5.7% and 3.6%, respectively, on commercial paper and foreign currency denominated borrowings. (There were no U.S. dollar denominated borrowings outstanding under the syndicated credit facility at June 27, 1997.) The Company was in compliance with the various covenants contained in the agreement. The Company also has in place an additional credit facility with NationsBank which provides a line of credit of up to $100,000,000, of which no amounts were outstanding at June 26, 1998.

     At June 26, 1998, the fair value of the 6 7/8% Notes due March 15, 2004 was approximately $101,990,000.

     Subsequent to the end of 1998, the Company issued $200,000,000 of 6.45% Notes due August 15, 2003.

     Annual payments on external financing in 1999, 2000, 2001, 2002 and 2003 will be $243,000, $2,319,000, $279,000, $220,000 and
     $706,204,000, respectively.

6.   Accrued expenses and other:

                                                June 26,    June 27,
     (Thousands)                                  1998        1997

     Payroll, commissions and related            $ 56,282   $ 56,400
     Insurance                                     16,757     16,290
     Income taxes                                  14,590     24,163
     Dividends payable                              5,647      6,209
     Other                                         62,147     40,451

                                                 $155,423   $143,513

7.   Income taxes:

     The Company follows the liability method of accounting for income taxes. Deferred income taxes are recorded for temporary differences between the amount of income and expense reported for financial reporting and tax purposes.


AVNET, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)



7.   Income taxes: (continued)

     A reconciliation between the federal statutory tax rate and the effective tax rate is as follows:


                                            Years Ended
                                    June 26,     June 27,   June 28,
                                      1998         1997       1996

     Federal statutory rate             35.0%       35.0%      35.0%
     State and local income taxes,
       net of federal benefit            5.3         5.1        4.7
     Amortization of goodwill            1.9         1.4        1.3
     Other, net                          1.2          .2        1.1
     Effective tax rate                 43.4%       41.7%      42.1%


     The components of the provision for income taxes are indicated in the next table. The provision (future tax benefit) for deferred income taxes results from temporary differences arising principally from inventory valuation, accounts receivable valuation, certain accruals and depreciation.

                                             Years Ended
     (Thousands)                    June 26,     June 27,   June 28,
                                      1998         1997       1996

     Current:
       Federal                      $ 89,456    $ 97,433   $101,408
       State and local                22,371      26,018     25,065
       Foreign                         5,816      12,342     24,800
       Total current taxes           117,643     135,793    151,273


     Deferred:
       Federal                        (1,163)     (4,101)   (12,857)
       State and local                  (538)     (1,228)    (1,773)
       Foreign                           (20)        192        140
       Total deferred taxes           (1,721)     (5,137)   (14,490)

     Provision for income taxes     $115,922    $130,656   $136,783


     The significant components of deferred tax assets and liabilities included on the balance sheet as of the beginning and end of 1998 were as follows:

AVNET, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)


7.   Income taxes (Continued):


     (Thousands)                                June 26,    June 27,
                                                  1998        1997
     Deferred tax assets:
        Inventory valuation                      $13,799    $ 10,139
        Accounts receivable valuation              3,242       7,727
        Various accrued liabilities and other                 21,321
    18,195
                                                  38,362      36,061
     Deferred tax liabilities:
       Depreciation and amortization of
         property, plant and equipment             2,834       1,657
       Other                                         923       3,268
                                                   3,757       4,925

     Net deferred tax assets                     $34,605     $31,136


8.   Pension and profit sharing plans:

     During the three years ended June 26, 1998, the following amounts were charged (credited) to income under the Company's pension plan, 401(k) plan and a profit sharing plan:

                                             Years Ended
     (Thousands)                    June 26,    June 27,    June 28,
                                      1998        1997        1996

     Pension                           $1,454     $  953     $ (416)
     401(k)                               553        606        475
     Profit sharing                       427      1,413      1,407

     The Company's noncontributory defined benefit pension plan and its 401(k) plan cover substantially all domestic employees, except for those employed at Channel Master, which was sold during 1998, and who were covered by a profit sharing plan. The noncontributory pension plan was amended as of January 1, 1994 to provide defined benefits pursuant to a cash balance feature whereby a participant accumulates a benefit based upon a percentage of current salary, which varies with age, and interest credits. At June 26, 1998, the market value of the pension plan assets was $167,451,000 and these assets were comprised of common stocks (62%), U.S. Government securities (15%), corporate debt obligations (21%) and money market funds (2%).

     In each of the last three years, the assumed interest rate and the expected return on plan assets were 8% and 9%, respectively. Under the cash balance plan, service costs are based solely on current year salary levels; therefore, projected salary increases are not taken into account. The pertinent calculations covering the pension (charge)/credit, obligations and prepaid pension cost are summarized below:
AVNET, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)


8.   Pension and profit sharing plans: (continued)


                                              Years Ended
     (Thousands)                     June 26,   June 27,    June 28,
                                       1998       1997        1996
     Earned:
       Return on Plan assets - actual$27,222    $27,810     $13,274
       Higher than expected
         return - deferred           (15,911)   (17,024)     (3,057)
       Expected return                11,311     10,786      10,217
       Amortization of 7/1/85 excess
         assets                        2,830      2,830       2,830
       Amortization of prior service
         credits                         321        321         321
                                      14,462     13,937      13,368
     Less benefits:
       Present value of benefits
         earned during year            6,860      6,302       6,047
       Interest on projected benefit
         obligation                    9,056      8,588       6,905
                                      15,916     14,890      12,952

       Net (charge)/credit to income$ (1,454)   $  (953)    $   416

     Funded status of the Plan:

     (Thousands)                     June 26,   June 27,    June 28,
                                       1998       1997        1996

     Projected benefit obligation:
       Vested benefits              $136,213   $114,679    $ 95,420
       Non-vested benefits             4,770      3,632       3,956
         Accumulated and projected
           benefit obligation        140,983    118,311      99,376
     Unamortized 7/1/85 excess assets  7,639     10,469      13,299
     Cumulative differences in:
       Return on Plan assets          44,785     28,874      11,850
       Projected benefit obligation  (35,551)   (22,197)    (11,891)
     Unamortized prior service credits   2,614    2,935       3,256
                                     160,470    138,392     115,890

     Less market value of Plan assets167,451    146,826     125,277

     Prepaid pension cost           $  6,981   $  8,434    $  9,387


     The unamortized prior service credit is due to the adoption of the cash balance plan. Not included in the above tabulations are pension plans of certain non-U.S. subsidiaries which are not material.






AVNET, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)



9.   Long-term leases:

     The Company leases many of its operating facilities and is also committed under lease agreements for transportation and operating equipment. Rent expense charged to operations for the three years ended June 26, 1998 is as follows:

                                              Years Ended
     (Thousands)                     June 26,   June 27,    June 28,
                                       1998       1997        1996

     Buildings                        $21,288    $18,297     $17,899
     Equipment                          4,938      4,278       4,228

                                      $26,226    $22,575     $22,127


     At June 26, 1998, aggregate future minimum lease commitments, principally for buildings, in 1999, 2000, 2001, 2002, 2003 and thereafter (through 2014) are $23,427,000, $18,842,000,
     $14,582,000, $12,195,000, $9,047,000 and $20,021,000,
     respectively.

10.  Stock-based compensation plans:

     Stock option plans:

     The Company has five stock option plans with shares still available for grant:

                                  1990 and 1996  1988, 1995 and 1997
                                 Qualified Plans Non-Qualified Plans

     Minimum exercise price   1990 Plan   - 100%   1988 Plan   - 50%
     as a percentage of fair  1996 Plan   - 100%   1995 Plan   - 85%
     market value at date                          1997 Plan   - 85%
     of grant

     Life of options                    10 years            10 years

     Exercisable                     In whole or        25% annually
                                    installments      after one year

     Plan termination date    1990 Plan 11/28/00   1988 Plan12/31/98
                              1996 Plan 12/31/06   1995 Plan 8/31/05
                                                   1997 Plan 11/19/07

     Shares available for     1990 Plan   51,925   1988 Plan   5,180
     grant at June 26, 1998   1996 Plan  956,500   1995 Plan  16,875
                                                   1997 Plan1,000,000


AVNET, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)



10.  Stock-based compensation plans (Continued):

     Under the non-qualified plans, the excess of the fair market value at the date of grant over the exercise price is considered deferred compensation which is amortized and charged against income as it is earned.

     Pertinent information covering options is as follows:

      Option and market prices
      are per share                1998        1997         1996

      Outstanding at end of year:
        Shares - Total            2,382,905   2,212,088    1,777,061
                 Exercisable      1,079,155     923,963      766,936

        Option prices          $13.50-65.25$13.50-62.50 $13.50-47.00
        Market prices at
          date granted         $22.50-65.25$19.75-62.50 $19.75-51.81

      Granted:
        Shares                      557,500     661,000      389,500
        Option prices          $53.00-65.25$48.75-62.50 $28.00-47.00

      Exercised:
        Shares                      302,783     189,473      192,838
        Option prices          $14.00-48.75$14.00-47.00 $14.00-38.50

      Canceled and expired:
        Shares                       83,900      36,500       34,723
        Option prices          $36.75-63.25$24.25-48.75 $17.63-47.00


      Employee stock purchase plan:

      In October 1995, the Company implemented the Avnet Employee Stock Purchase Plan (ESPP). Under the terms of the ESPP, eligible employees of the Company are offered options to purchase shares of Avnet Common Stock at a price equal to 85% of the fair market value on the first or last day, whichever is lower, of each monthly offering period. A total of 500,000 shares of Avnet common stock were initially reserved for sale under the ESPP. At June 26, 1998, employees had purchased 353,614 shares and 146,386 shares were still available for purchase under the ESPP.
AVNET, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)


10.   Stock-based compensation plans (Continued):

      Incentive stock:

      The Company has an Incentive Stock Program wherein a total of 250,630 shares were still available for award at June 26, 1998 based upon operating achievements. Delivery of incentive shares is spread equally over a four-year period and is subject to the employee's continuance in the Company's employ. As of June 26, 1998, 68,794 shares previously awarded have not yet been delivered. The program will terminate on December 31, 1999.

     At June 26, 1998, 4,879,195 common shares were reserved for stock options (including the ESPP) and stock incentive programs.


     Pro forma information:

     The Company follows Accounting Principles Board Opinion 25
     ("APB 25"), "Accounting for Stock Issued to Employees" in accounting for its stock-based compensation plans. In applying APB 25, no expense was recognized for options granted under the various stock option plans (except in the rare circumstances where the exercise price was less than the fair market value on the date of the grant) nor was expense recognized in connection with shares purchased by employees under the ESPP. Statement of Financial Accounting Standards No. 123 ("SFAS 123"), "Accounting for Stock-Based Compensation" requires disclosure of pro forma net income as if a fair value-based method of measuring stock-based compensation had been applied. Because the SFAS 123 method of accounting has not been applied to options granted prior to January 1, 1995, the resulting pro forma compensation cost may not be representative of that to be expected in future years. Reported and pro forma net income are as follows:

      (Thousands, except earnings per share)

                                            Years Ended
                                   June 26,    June 27,   June 28,
                                     1998        1997       1996

      Net income:
        As reported                $151,424    $182,763   $188,256
        Pro forma                   146,599     179,835    187,059
      Diluted earnings per share:
        As reported                   $3.80       $4.25      $4.31
        Pro forma                      3.70        4.20       4.29

      The fair value of the stock options granted is estimated on the date of grant using the Black-Scholes option pricing model. The weighted average assumptions used, and the weighted average estimated fair value of an option granted are as follows:

AVNET, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)


10.   Stock-based compensation plans (Continued):


                                            Years Ended
                                   June 26,    June 27,   June 28,
                                     1998        1997       1996

      Expected life (years)            6.0         5.7        5.0
      Risk-free interest rate          6.1%        6.7%       5.5%
      Volatility                      23.0%       24.0%      23.0%
      Dividend yield                   1.0%        1.2%       1.3%

      Weighted average fair value    $20.87      $16.75     $12.76

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

12.   Additional cash flow information:

      Other non-cash and reconciling items primarily includes provisions for doubtful accounts and in 1998 also included certain non-recurring items (see Note 14), and in 1997 is net of the gain on the sale of the Company's former Culver City, California facility of $7,578,000.

      In the first quarter of 1996, the entire amount of outstanding 6% Convertible Subordinated Debentures due 2012 ($105,263,000 at June 30, 1995) was converted into common stock or redeemed for cash.

      The net cash disbursed in each of the three years in connection with acquisitions (See Note 2), as well as the net cash collected in those years from dispositions, are reflected as "cash flows from disposition/acquisition of operations, net".

      Interest and income taxes paid were as follows:

      Years Ended
                                   June 26,    June 27,   June 28,
      (Thousands)                    1998        1997       1996

      Interest                     $ 38,906    $ 26,123    $28,019
      Income taxes                  126,851     145,387    139,600





AVNET, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)



13.   Segment and geographic information:

      The Company has operated primarily in one industry segment through its Electronic Marketing Group, which has distributed electronic components and computer products. For each of the last three years, the Electronic Marketing Group's sales, operating income and identifiable assets were greater than 91% of the comparable consolidated totals. For the years presented, the Company's other industry segment, the Video Communications Group, individually accounted for less than 5% of the Company's consolidated sales, operating income and identifiable assets. Geographic information is as follows:

      Years Ended
                                   June 26,    June 27,   June 28,
      (Millions)                     1998        1997       1996

      Sales:
        Domestic operations       $4,450.4    $4,044.5   $3,839.9
        Foreign operations         1,465.9     1,346.1    1,367.9

                                  $5,916.3    $5,390.6   $5,207.8

      Operating income:
        Domestic operations        $ 264.4     $ 299.5   $  293.9
Foreign operations                    34.1        52.0       77.2
        Corporate                    (27.3)      (23.8)     (22.1)

                                  $  271.2    $  327.7   $  349.0
      Identifiable assets:
        Domestic operations       $1,845.6    $1,831.0   $1,722.1
Foreign operations                   815.3       663.3      718.4
        Corporate                     72.8        99.8       81.2

                                  $2,733.7    $2,594.1   $2,521.7


      Information for the Company's primary industry segment, the Electronic Marketing Group (domestic and foreign), is as follows:

                                             Years Ended
                                   June 26,    June 27,   June 28,
      (Millions)                     1998        1997       1996

      Sales                       $5,877.8    $5,224.4    $5,004.9
      Operating income               295.5       339.4       353.3
      Identifiable assets          2,576.7     2,381.3     2,346.3
      Property, plant and equipment:
        Additions                     42.0        31.2        50.1
        Depreciation                  30.0        27.4        24.1

AVNET, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)



14.   Non-recurring items:

      Reorganization charges:

      During the fourth quarter of 1998, the Company recorded $35,400,000 pre-tax and $21,200,000 after-tax ($0.57 per share on a diluted basis for the fourth quarter) of incremental special charges associated principally with the reorganization of its EMG Americas operation. Approximately $25,700,000 of the pre-tax charge is included in operating expenses and $9,700,000 is included in cost of sales. These charges include severance, real property lease termination costs, inventory reserves required related to supplier terminations, the writedown of goodwill and other items. The writedown of goodwill relates to a small underperforming operating unit. Of the special charges of $35,400,000 pre-tax, approximately $17,100,000 will not require an outflow of cash and $18,300,000 will require the use of cash ($9,500,000 of the $18,300,000 has been expended as of the end of 1998).

      The Company is planning to reorganize its EMG EMEA operations along lines similar to that of EMG Americas and expects to record a charge associated therewith during the first quarter of 1999. However, some initial reorganization steps have been taken, and the relevant costs were included in the Company's fourth quarter 1998 special charges referred to above. In addition, there will be additional special costs incurred in the first quarter of 1999 relating to the EMG Americas reorganization. These costs will include primarily employee relocation and special incentives.

      Dispositions and other:

      In the second quarter of 1998, the Company recorded a gain on the sale of Channel Master amounting to $33,795,000 pre-tax, offset somewhat in operating expenses by costs relating to the divestiture of Avnet Industrial, the closure of the Company's corporate headquarters in Great Neck, New York, and the anticipated loss on the sale of Company-owned real estate, amounting to $13,300,000 in the aggregate. The effect of these items is to increase income before income taxes, net income and diluted earnings per share by approximately $20,500,000, $8,700,000 and $0.21 per share for the second quarter, respectively.

      In total, the non-recurring items recorded in 1998 as discussed above negatively impacted income before income taxes, net income and diluted earnings per share by $14,905,000, $12,500,000 and $0.32 per share, respectively. The impact of the non-recurring items on diluted earnings per share for 1998 ($0.32) was $0.04 less than the sum of the applicable amounts for the second quarter and fourth quarter ($0.21 per share less $0.57 per share) due to the effect of the Company's stock repurchase program on the weighted average number of shares outstanding and the amount of the non-recurring items.


AVNET, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)



15.   Summary of quarterly results (unaudited)
      (Millions, except per share data):
                                                       Diluted
                        Gross           Income        Earnings
    Quarter     Sales  profit     Pre-tax   After-tax per share

   1st  - 98  $1,398.8 $242.0      $ 72.5      $ 42.1     $1.02
        - 97   1,281.8  232.5        73.6        42.4       .97

   2nd  - 98   1,460.8  245.9        94.2 (a)    52.1 (a)  1.27 (a)
        - 97   1,331.8  240.0        78.5        45.6      1.05

   3rd  - 98   1,512.1  252.2        70.8        40.7      1.03
        - 97   1,378.4  243.6        80.9        47.4      1.10

   4th  - 98   1,544.6  240.3 (b)    29.8 (b)    16.5 (b)   .44 (b)
        - 97   1,398.6  245.7        80.4        47.4      1.13

   Year - 98  $5,916.3 $980.4 (a)(b)$267.3(a)(b)$151.4(a)(b)$3.80
(a)(b)(c)
        - 97   5,390.6  961.8       313.4       182.8      4.25


(a) Includes the net positive impact of $20.5 million pre-tax, $8.7 million after-tax and $0.21 per share on a diluted basis of the gain on the sale of Channel Master, offset by costs related to the divestiture of Avnet Industrial, the closure of the Company's corporate headquarters in Great Neck, NY and the anticipated loss on the sale of Company-owned real estate.

(b) Includes incremental special charges associated with the reorganization of the Company's Electronic Marketing Group, amounting to $35.4 million pre-tax ($9.7 million in gross profit and $25.7 million in operating expenses), $21.2 million after-tax and $0.57 per share on a diluted basis.

(c) Diluted earnings per share for 1998 in total exceeds by $0.04 the sum of the applicable amount for each of the quarters of 1998 due to the effect of the stock repurchase program on the weighted average number of shares outstanding and the amount of the special items.

SCHEDULE II

AVNET, INC. AND SUBSIDIARIES
VALUATION AND QUALIFYING ACCOUNTS
Years Ended June 26, 1998, June 27, 1997 and June 28, 1996
                                    (Thousands)
Column A                           Column B               Column C                  Column D       Column E
                                                        Additions
                                                      (1)        (2)
Description                       Balance at        Charged to   Charged to
                                  beginning of      costs and    other accounts     Deductions-     Balance at
                                      period         expenses     -describe           describe       end of period

            1998
Allowance for doubtful accounts      $27,915          $12,482              147 (a)    $ 8,680 (b)      $31,807
                                                                           748 (c)        805 (d)

Reorganization charges (Note 14)        --             35,400                --        17,100 (e)        8,800
                                                                                        9,500 (f)
            1997

Allowance for doubtful accounts        34,615          10,107              588 (a)     17,395 (b)       27,915

            1996

Allowance for doubtful accounts        23,421          19,073              420 (a)       8,904 (b)       34,615
                                                                           605 (c)

(a)Recovery of amounts
   previously written off

(b)Uncollectible accounts
   written off

(c)Acquisitions

(d)Dispositions

(e)Non-cash write downs

(f)Cash payments


INDEX TO EXHIBITS


Exhibit
Number                       Exhibit


3A(i). Certificate of Incorporation of the Company as currently in effect (incorporated by reference).

3A(ii). Certificate of Amendment of the Certificate of Incorporation of Avnet, Inc., filed with the New York Department of State on August 13, 1998 (incorporated herein by reference to the Company's Current Report on Form 8-K dated September 18,
         1998, Exhibit 3).
  3B. By-laws of the Company (incorporated herein by reference to the Company's Current Report on Form 8-K dated February 12,
         1996, Exhibit 3(ii)).

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


         Executive Compensation Plans and Arrangements

   10A.  Employment Agreement dated September 25, 1997 between the
         Company and Roy Vallee (incorporated herein by reference to the Company's Current Report on Form 8-K dated September 25,
         1997, Exhibit 99).
   10B.  Amendment dated March 31, 1998 to Restated Employment
         Agreement between the Company and Leon Machiz dated June 29,
         1996 (incorporated herein by reference to the Company's
         Current Report on Form 8-K dated September 18, 1998, Exhibit
         99.1).

   10C.  Restated Employment Agreement dated June 29, 1996 between the
         Company and Leon Machiz (incorporated herein by reference to the Company's Current Report on Form 8-K dated September 18,
         1996, Exhibit 10.1).

   10D. Employment Agreement dated June 28, 1997 between the Company and Steven C. Church (incorporated herein by reference to the Company's Current Report on Form 8-K dated February 6, 1998,
         Exhibit 99.1).

   10E.  Employment Agreement dated October 13, 1997 between the
         Company and Brian Hilton (incorporated herein by reference to the Company's Current Report on Form 8-K dated February 6,
         1998, Exhibit 99.2).





Exhibit
Number                      Exhibit


   10F.  Amendment dated May 28, 1998 to Employment Agreement dated
         July 22, 1992 between the Company and Keith Williams
         (incorporated herein by reference to the Company's Current
         Report on Form 8-K dated September 18, 1998, Exhibit 99.2).


   10G. Employment Agreement dated July 22, 1992 between the Company and Keith Williams (incorporated herein by reference to the Company's Annual Report on Form 10-K for the fiscal year ended June 30, 1992, Exhibit No. 10F).

   10H. Employment Agreement dated June 29, 1998 between the Company and David R. Birk (incorporated herein by reference to the Company's Current Report on Form 8-K dated September 18,
         1998, Exhibit 99.3).

   10I. Employment Agreement dated June 29, 1998 between the Company and Raymond Sadowski (incorporated herein by reference to the Company's Current Report on Form 8-K dated September 18,
         1998, Exhibit 99.4).

   10J. Avnet 1984 Stock Option Plan (incorporated herein by reference to the Company's Registration Statement on Form S-
         8, Registration No. 2-96800, Exhibit 4-B).

   10K. Avnet 1988 Stock Option Plan (incorporated herein by reference to the Company's Registration Statement on Form S-
         8, Registration No. 33-29475, Exhibit 4-B).

   10L. Avnet 1990 Stock Option Plan (incorporated herein by reference to the Company's Annual Report on Form 10-K for the fiscal year ended June 30, 1992, Exhibit 10E).

   10M. Avnet 1995 Stock Option Plan (incorporated herein by reference to the Company's Current Report on Form 8-K dated
         February 12, 1996, Exhibit 10).

   10N. Avnet 1996 Incentive Stock Option Plan (incorporated herein by reference to the Company's Registration Statement on Form
         S-8, Registration No. 333-17271, Exhibit 99).

   10O. Avnet 1997 Stock Option Plan (incorporated herein by reference to the Company's Registration Statement on Form
         S-8, Registration No. 333-45735, Exhibit 99.2).

   10P. Avnet Second Incentive Stock Program (incorporated herein by reference to the Company's Registration Statement on Form S-
         8, Registration No. 2-94916, Exhibit 4-B).

   10Q 1994 Avnet Incentive Stock Program (incorporated herein by reference to the Company's Registration Statement on Form S-
         8, Registration No. 333-00129, Exhibit 99).



Exhibit
Number                 Exhibit


   10R. Stock Bonus Plan for Outside Directors (incorporated herein by reference to the Company's Current Report on Form 8-K dated September 23, 1997, Exhibit 99.2).

   10S. Retirement Plan for Outside Directors of Avnet, Inc., effective July 1, 1993 (incorporated herein by reference to the Company's Annual Report on Form 10-K for the fiscal year ended June 30, 1992, Exhibit 10I).

   10T.  Avnet, Inc. Deferred Compensation Plan for Outside Directors
         (incorporated herein by reference to the Company's Current
         Report on Form 8-K dated September 23, 1997, Exhibit 99.1).

 21.*    List of subsidiaries of the Company - page 52

 23.*    Consent of Arthur Andersen LLP - page 53

 24. Powers of Attorney (incorporated herein by reference to the Company's Current Report on Form 8-K dated
         September 18, 1998).

 27.*    Financial Data Schedule (electronic filing only).









*Filed herewith

EXHIBIT 21

AVNET, INC. AND SUBSIDIARIES
SUBSIDIARIES OF AVNET, INC.
                                                      JURISDICTION
NAME                                                OF INCORPORATION

Avnet Nortec AB which includes seven subsidiaries         Sweden
Allied Electronics, Inc.                                  Delaware
Avnet, Inc.                                               Delaware
Avnet Bytech Ltd.                                         England
Avnet CiNERGi Pte Ltd.                                    Singapore
Avnet Computer Technologies, Inc.                         Delaware
Avnet Computer Technologies Leasing, Inc.                 Delaware
Avnet Direct, Inc.                                        Delaware
Avnet EMG GmbH does business as Avnet E2000               Germany
Avnet Setron Elektronik Vertrieb GmbH which includes
   two subsidiaries and affiliates                        Germany
Avnet EMG S.r.l. does business as:                        Italy
   Avnet Adelsy
   Avnet DeMico
Avnet EMG Ltd. does business as:                          England
   Avnet Access
   Avnet Time
Avnet France, S.A. which includes three subsidiaries      France
Avnet GTDG Singapore Pte Limited                          Singapore
Avnet Holding Corporation II                              Delaware
Avnet Holding Germany GmbH                                Germany
Avnet Holdings Limited                                    England
Avnet International (Canada) Ltd.                         Ontario
Avnet Kopp (Pty.) Limited which includes two subsidiaries South Africa
Avnet Lyco Limited which includes one subsidiary          Ireland
Avnet Marketing Services                                  California
Avnet - Mercuries Company Limited                         Taiwan
Avnet de Mexico, S.A. de C.V.                             Mexico
Avnet de Puerto Rico, Inc.                                Puerto Rico
Avnet Pacific Pty. Ltd.                                   Australia
Avnet Pacific (NZ) Limited                                New Zealand
Avnet WKK Components Limited                              Hong Kong
BFI-IBEXSA International S.A which includes eight
   subsidiaries                                           France
Channel Master Satellite Systems, Inc.                    New York
Disti Export Trading Corp.                                Barbados
Optional Systems Resource, Inc.                           Delaware
Optilas International SA which includes five subsidiaries France
EXHIBIT 23

CONSENT OF INDEPENDENT PUBLIC ACCOUNTANTS

As independent public accountants, we hereby consent to the incorporation by reference of our report included in this Form 10-
K, into the Company's Registration Statement on Form S-3 No. 333-
53691 relating to debt securities of Avnet, Inc. and Registration
Statements on Form S-8 No. 2-84883, No. 2-96800, No. 33-29475, No.
33-43855, No. 033-64765, No. 333-17271, No. 333-45735,  No. 2-
94916, No. 333-00129, No. 033-62583 and No. 333-45267 relating to common stock of Avnet, Inc. issuable under the 1981, 1984, 1988, 1990, 1995, 1996 and 1997 Stock Option Plans, the Avnet Second
Incentive Stock Program, the 1994 Avnet Incentive Stock Program, the Avnet Employee Stock Purchase Plan and the Avnet Deferred
Compensation Plan, respectively.


                                              s/ARTHUR ANDERSEN LLP




New York, New York
September 23, 1998
