Form 10-Q
period 1998-10-02
AVNET INC
filed 1998-11-16
CIK 8858

SECURITIES AND EXCHANGE COMMISSION

                     WASHINGTON, D.C. 20549

                            FORM 10-Q


QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934.


For the Quarterly Period Ended  October 2, 1998   Commission File
#1-4224


                         Avnet, Inc.
          (Exact name of registrant as specified in its charter)


          New York                           11-1890605
(State or other jurisdiction of                   IRS Employer I.D.
Number
incorporation or organization)

     2211 South 47th Street, Phoenix, AZ               85034
(Address of principal executive offices)                    (Zip
Code)


Registrant's telephone number, including area code  ..... 602-643-
2000

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

                    Yes  x              No

The number of shares outstanding of the registrant's Common Stock
(net of treasury shares) as of October 30, 1998 - 35,869,575 shares.

                  AVNET, INC. AND SUBSIDIARIES

                              INDEX


Part I.  Financial Information
Page No.

         Item 1.         Financial Statements:

             Consolidated Balance Sheets -
             October 2, 1998 and June 26, 1998                  3

             Consolidated Statements of Income -
             First Quarters Ended October 2, 1998
             and September 26, 1997                             4

             Consolidated Statements of Cash Flows -
             First Quarters Ended October 2, 1998
             and September 26, 1997                             5

             Notes to Consolidated Financial Statements6 - 7

         Item 2.         Management's Discussion and Analysis
                of Financial Condition and Results
                of Operations                                   8 -
 13

         Item 3.         Quantitative and Qualitative
                Disclosures About Market Risk
13

Part II. Other Information                           14 - 15



Signature Page                                            16






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

                 PART I - FINANCIAL INFORMATION

Item 1.                       Financial Statements

                  AVNET, INC. AND SUBSIDIARIES
                   CONSOLIDATED BALANCE SHEETS
          (Dollars in thousands, except share amounts)

                                       October 2,    June 26,
                                          1998         1998
                                       (unaudited)    (audited)
Assets:
  Current assets:
     Cash and cash equivalents         $   95,753   $   82,607
     Receivables, less allowances of
       $31,978 and $31,807, respectively  888,497      894,289
     Inventories (Note 3)               1,122,361    1,061,739
     Other                                 34,405       29,722

       Total current assets             2,141,016    2,068,357

  Property, plant & equipment, net        157,981      155,491
  Goodwill, net of accumulated amortization
    of $66,051 and $62,461, respectively  463,218      460,882
  Other assets                             53,241       48,967

       Total assets                    $2,815,456   $2,733,697

Liabilities:
  Current liabilities:
     Borrowings due within one year    $      163   $      243
     Accounts payable                     459,115      451,441
     Accrued expenses and other           173,141      155,423

       Total current liabilities          632,419      607,107

  Long-term debt, less due within one year         846,255   810,695

       Total liabilities                1,478,674    1,417,802

  Commitments and contingencies (Note 4)


Shareholders' equity (Notes 5 and 6):
  Common stock $1.00 par, authorized
    120,000,000 shares, issued,
    44,338,000 shares and 44,335,000
     shares, respectively                  44,338       44,335
  Additional paid-in capital              435,239      434,695
  Retained earnings                     1,353,177    1,342,988
  Cumulative translation adjustments      (28,429)     (41,804)
  Treasury stock at cost, 7,967,000
     shares and 7,872,000 shares,
     respectively                        (467,543)    (464,319)

       Total shareholders' equity       1,336,782    1,315,895

       Total liabilities and
       shareholders' equity            $2,815,456   $2,733,697



         SEE NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                 AVNET, INC. AND SUBSIDIARIES
                CONSOLIDATED STATEMENTS OF INCOME
              (In thousands, except per share data)




                                        First Quarters Ended

                                       October 2, September 26,
                                          1998         1997
                                       (unaudited)  (unaudited)

Sales                                  $1,581,603   $1,398,832

Cost of sales (Note 7)                  1,349,693    1,156,874

Gross profit                              231,910      241,958

Selling, shipping, general and
  administrative expenses (Note 7)        190,784      161,039

Operating income                           41,126       80,919

Other income, net                             693          236

Interest expense                          (13,148)            (8,636)

Income before income taxes                 28,671       72,519

Income taxes                               13,013       30,407

Net income                             $   15,658   $   42,112

Earnings per share:

  Basic                                     $0.43        $1.03

  Diluted                                   $0.42        $1.02

Shares used to compute earnings
   per share: (Note 8)

  Basic                                    36,428       40,834

  Diluted                                  36,956       41,372













         SEE NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

AVNET, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Dollars in thousands)


                                        First Quarters Ended

                                       October 2, September 26,
                                          1998         1997
                                       (unaudited)  (unaudited)

Cash flows from operating activities:
  Net income                             $ 15,658     $ 42,112
  Non-cash and other reconciling items:
     Depreciation and amortization         12,679       13,232
Deferred taxes                               (891)        (623)
     Other, net (Note 9)                   12,676        5,376
                                           40,122       60,097

  Receivables                              15,847      (57,281)
  Inventories                             (54,985)     (70,814)
  Payables, accruals and other, net        14,831       64,937

     Net cash flows provided from (used
       for) operating activities           15,815       (3,061)

Cash flows from financing activities:
  Repurchase of common stock                 (915)     (27,420)
  Issuance of notes in public offering,
      net of issuance costs               198,603          -
  (Payment of) proceeds from commercial
     paper and bank debt, net            (178,435)      30,778
  (Payment of) proceeds from other debt       (31)       1,076
  Cash dividends (Note 9)                 (11,117)      (6,209)
  Other, net                                  -          2,426

     Net cash flows provided from
       financing activities                 8,105          651

Cash flows from investing activities:
  Purchases of property, plant and
    equipment                             (11,256)     (10,151)
  Acquisition of operations, net (Note 9)    (447)      (2,041)

     Net cash flows used for investing
        activities                        (11,703)     (12,192)

Effect of exchange rate changes on cash
 and cash equivalents                         929         (318)

Cash and cash equivalents:
     - increase (decrease)                 13,146      (14,920)
     - at beginning of year                82,607       59,312
     - at end of period                  $ 95,753     $ 44,392

Additional cash flow information (Note 9)




SEE NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

AVNET, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


1. In the opinion of management, the accompanying consolidated financial statements contain all adjustments necessary to present fairly the financial position as of October 2, 1998 and June 26, 1998; the results of operations for the first quarters ended October 2, 1998 and September 26, 1997; and the cash flows for the first quarters ended October 2, 1998 and September 26, 1997. For further information, refer to the consolidated financial statements and accompanying footnotes included in the Company's Annual Report on Form 10-K for the year ended June 26, 1998.

2.   The results of operations for the first quarter ended
     October 2, 1998 are not necessarily indicative of the results to be expected for the full year.

3.   Inventories:
     (Thousands)                        October 2,     June 26,
                                           1998          1998

     Finished goods                     $1,057,893   $  967,472
     Work in process                         5,470        8,244
     Purchased parts and raw materials      58,998       86,023

                                        $1,122,361   $1,061,739

4. From time to time, the Company may become liable with respect to pending and threatened litigation, taxes, and environmental and other matters. The Company has been designated a potentially responsible party or has had other claims made against it in connection with environmental clean-ups at several sites. Based upon the information known to date, management believes that the Company has appropriately reserved for its share of the costs of the clean-ups and it is not anticipated that any contingent matters will have a material adverse impact on the Company's financial condition, liquidity or results of operations.

5.   Number of shares of common stock reserved for stock
     option and stock incentive programs:             4,831,783

6. Comprehensive income - Effective as of the beginning of fiscal 1999, the Company adopted Statement of Financial Accounting Standards No. 130, "Reporting Comprehensive Income" ("SFAS 130"). SFAS 130 establishes reporting standards designed to measure all of the changes in shareholders' equity that result from transactions and other economic events of the period excluding transactions with owners ("Comprehensive Income"). Comprehensive Income for the Company consists only of net income and equity foreign currency translation adjustments. Comprehensive Income (loss) relating to equity foreign currency translation adjustments for the first quarters of fiscal 1999 and 1998 were $13,375,000 and ($1,525,000), respectively.

AVNET, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


7. During the first quarter of fiscal 1999, the Company recorded $26,519,000 pre-tax and $15,740,000 after-tax ($0.43 per share on a diluted basis) of incremental special charges associated principally with the reorganization of its Electronics Marketing Group's European operations. Approximately $18,613,000 of the pre-tax charge is included in operating expenses, most of which has or will require an outflow of cash, and $7,906,000 is included in cost of sales, which represents a non-cash writedown. These charges include severance, inventory reserves required related to supplier terminations, and other items.

8. Earnings per share - The Company adopted Statement of Financial Accounting Standards No. 128, "Earnings Per Share" ("SFAS 128") during fiscal 1998. Under the new standard, basic earnings per share is computed based on the weighted average number of common shares outstanding and excludes any potential dilution; diluted earnings per share reflects potential dilution from the exercise or conversion of securities into common stock. Earnings per share data for all prior periods presented have been restated to conform with the provisions of SFAS 128. The number of dilutive securities for fiscal 1999 and 1998 amounting to 528,000 shares and 538,000 shares, respectively, relate to stock options and restricted stock awards.

9.   Additional cash flow information:

     Other non-cash and reconciling items primarily includes the provision for doubtful accounts and in fiscal 1999 also included certain non-recurring items (see Note 6).

     Due to the Company's fiscal calendar, the current year's first quarter includes two dividend payment dates, as compared with one dividend payment date in the first quarter of last year.

     Cash expended for the acquisition of operations in the first quarter of fiscal 1999 includes primarily a payment due in connection with a business acquired in fiscal 1998. In the first quarter of fiscal 1998, cash expended for acquisition of operations primarily included the cash paid in connection with the acquisition of ECR Sales Management, Inc., a Northwest U.S.-based distributor of point-of-sale equipment and bar code devices which has been made part of the Electronics Marketing Group's Americas operations.

     Interest and income taxes paid in the first quarters were as follows:

     (Thousands)                            1999         1998

     Interest                             $14,051      $10,183
     Income taxes                         $ 1,261      $ 3,078

Item 2.        Management's Discussion and Analysis of Financial
               Condition and Results of Operations


Effective as of the beginning of fiscal 1999, the Company changed its organizational structure to better focus on its core businesses in order to better meet the needs of both its customers and suppliers. This change to the Company's organizational structure involved dividing the former Electronic Marketing Group into its two major lines of businesses: the distribution of electronic components and the distribution of computer products. Accordingly, the Company currently consists of two major operating groups, the Electronics Marketing Group ("EMG") and the Computer Marketing Group ("CMG"). (Through the end of fiscal 1998, these two units comprised the former Electronic Marketing Group.) EMG, which focuses on the global distribution of and value-added services associated with electronic components, is comprised of three regional operations - EMG Americas, EMG EMEA (Europe, Middle East and Africa) and EMG Asia. CMG, which focuses on middle- to high-end computer products and value-added services, consists of Avnet Computer, Hall-Mark Computer and a number of other speciality businesses.

Results of Operations

For the first quarter of fiscal 1999 ended October 2, 1998, consolidated sales were a record $1.582 billion, up 13% as compared with last year's first quarter sales of $1.399 billion, and up 16% if last year's first quarter sales of Channel Master ($34 million), which was divested in October 1997, were excluded. The current year's first quarter sales were benefitted by the fact that the Company's first quarter contained fourteen weeks as compared with thirteen weeks in each of the quarters of fiscal 1998. Sales for EMG for the first quarter of fiscal 1999 were $1.229 billion, up 14% as compared with sales of $1.076 billion in the prior year period. Excluding the first quarter fiscal 1999 sales of businesses acquired subsequent to the end of the first quarter of last year - Avnet GTDG, Avnet CiNERGi and Optilas (now part of BFI Optilas)- EMG's sales would have been approximately 13% higher than a year ago. On a sequential quarterly basis, EMG's sales were approximately 5% higher than in the fourth quarter of fiscal 1998. As far as sales by region are concerned, EMG Americas' sales were $898.5 million in the first quarter of this year, up 12% as compared with prior year sales of $799.8 million, and up 4% as compared with the immediately preceding fourth quarter of fiscal 1998. Sales for EMG EMEA and EMG Asia in the current year's first quarter were $286.7 million and $43.9 million, respectively, representing a 21% increase for EMG EMEA (16% excluding the impact of acquisitions) and a 13% increase for EMG Asia (a less than 1% decrease excluding the impact of acquisitions) as compared with last year's first quarter. On a sequential basis, EMG EMEA's quarterly sales were up 7% (5% excluding the impact of acquisitions) while EMG Asia's sales were up 22% (20% excluding the impact of acquisitions). CMG's sales for the first quarter of fiscal 1999 were $352.4 million, up 22% (17% excluding the impact of acquisitions) as compared with sales of $288.9 million in the first quarter of last year, and down 7% (9% excluding the impact of acquisitions) as compared with the immediately preceding fourth quarter of fiscal 1998. The first fiscal quarter is typically the slow seasonal period for CMG.
Along with the changes in the organizational structure referred to above, the Company reorganized its EMG Americas operation effective at the beginning of fiscal 1999 to better meet the needs of both customers and suppliers, and is in the process of reorganizing its EMG European operations along similar lines. During the first quarter of fiscal 1999, the Company recorded $26.5 million pre-tax and $15.7 million after-tax ($0.43 per share on a diluted basis) of incremental special charges associated primarily with the reorganization of its EMG European operations. Approximately $18.6 million of the pre-tax charge is included in operating expenses, most of which has or will require an outflow of cash, and $7.9 million is included in cost of sales, which represents a non-cash writedown. These charges include severance, inventory reserves required related to supplier terminations and other items. The first quarter charges also include some incremental costs associated with the completion of the reorganization of EMG Americas. These costs include primarily employee relocation and special incentive payments as well as some additional severance costs. The balance of cash to be expended in connection with the first quarter special charges amounting to approximately $13.0 million is expected to be paid by the end of fiscal 1999, except for amounts associated with long-term real property lease terminations and contractual commitments, the amounts of which are not material. Management expects that the Company's future results of operations will benefit from the expected cost savings resulting from the reorganization, and that the impact on liquidity and sources and uses of capital resources will not be material. The reorganization of EMG's European operations will have one more phase which has not yet been finalized. That phase relates to the consolidation of warehousing operations in the European region. Management has selected a location in Belgium for the central warehouse and is currently working toward the construction and occupancy of the site. It is currently anticipated that the warehouse will be in operation by the first quarter of fiscal year 2000. The implementation of this final phase will result in some incremental special charges which management is not yet in a position to estimate.

Consolidated gross profit margins (before special charges) of 15.2% in the first quarter of fiscal 1999 were lower by 2.1% of sales as compared with 17.3% in the first quarter of last year. This downward trend is due primarily to the competitive environment in the electronics distribution marketplace as a result of the global industry correction cycle as well as the increased sales of computer products, including microprocessors, which have lower gross margins than other products in the Company's product line. Although operating expenses (before special charges) in absolute dollars were higher in the first quarter of fiscal 1999 as compared with the prior year first quarter, they decreased as a percentage of sales from 11.5% in fiscal 1998 to 10.9% in the current year. As a result, operating income (before special charges)of $67.6 million in the first quarter of fiscal 1999 represented 4.3% of sales as compared with $80.9 million or 5.8% of sales in the first quarter of 1998. EMG's operating income (before special charges and after allocation of Corporate expenses) was $56.1 million, down 19% as compared with $69.7 million in the prior year period. CMG's operating income (after allocation of Corporate expenses) was $11.5 million in the first quarter of fiscal 1999, up 21% as compared with $9.5 million in the first quarter of last year. Channel Master, which was sold in October 1997, had operating income (after allocation of Corporate expenses) of $1.7 million in the first quarter of fiscal 1998.
Interest expense for the first quarter of fiscal 1999 was significantly higher than in last year's comparable period primarily due to the impact of cash used to fund the Company's stock repurchase program and to fund the additional working capital requirements to support the growth in business. The Company's effective tax rate in the first quarter of fiscal 1999 was higher than the prior year primarily due to the impact of the non-deductible amortization of goodwill on significantly lower pre-tax income and the mix of income in foreign operations to which different tax rates apply.

As a result of the factors described above, net income in the first quarter of fiscal 1999 (before special charges) was $31.4 million, or $0.85 per share on a diluted basis, as compared with $42.1 million, or $1.02 per share on a diluted basis, in the first quarter of last year. Including the special charges referred to above, net income in the first quarter of fiscal 1999 was $15.7 million, or $0.42 per share on a diluted basis. Although net income excluding special charges was down approximately 25% as compared with last year's first quarter, which included the results of Channel Master, diluted earnings per share was down only 17% due primarily to the impact of the Company's stock repurchase program. The disposition of Channel Master did not have a material impact on the comparative results as Channel Master's income in last year's quarter was largely offset by the interest benefit received in this year's quarter associated with the proceeds received on the sale.

Liquidity and Capital Resources

During the first quarter of fiscal 1999, the Company generated $40.1 million from income before depreciation and other non-cash items, and used $24.3 million for working capital needs resulting in $15.8 million of net cash flows being generated from operations. In addition, the Company used $21.4 million for other normal business operations including purchases of property, plant and equipment ($11.2 million) and dividends ($11.1 million), offset by positive cash flow from other items ($0.9 million). This resulted in $5.6 million being used for normal business operations. The Company also used $1.4 million for other items including the repurchase of common stock ($0.9 million) and the payment of acquisition related expenditures ($0.5 million). This overall net use of cash of $7.0 million was funded by the proceeds from the issuance of certain Notes (as hereinafter defined) ($198.6 million),offset by a decrease in outstanding bank debt and commercial paper ($178.4 million) and by an increase in available cash ($13.2 million).

The Company's quick assets at October 2, 1998 totaled $984.3 million as compared with $976.9 million at June 26, 1998 and exceeded the Company's current liabilities by $351.8 million as compared with a $369.8 million excess at June 26, 1998. Working capital at October 2, 1998 was $1.509 billion as compared with $1.461 billion at June 26, 1998. At the end of the first quarter to support each dollar of current liabilities, the Company had $1.56 of quick assets and $1.83 of other current assets for a total of $3.39 of current assets as compared with $3.41 at June 26, 1998.





In the first quarter of fiscal 1999, the Company issued $200.0 million of 6.45% Notes due August 15, 2003 (the "Notes").
The net proceeds received by the Company from the sale of the Notes were $198.6 million after deduction of the underwriting discounts. As of October 2, 1998, other expenses associated with the sale of the Notes amounting to approximately $400 thousand had not yet been paid and, accordingly, have not yet been deducted from the net proceeds indicated above. The net proceeds from the Notes have been used to repay indebtedness which the Company may re-borrow for general corporate purposes, including capital expenditures, possible acquisitions, repurchase of the Company's common stock and working capital needs.

During the first quarter of fiscal 1999, shareholders' equity increased by $20.9 million to $1,336.8 million at October 2, 1998, while total debt increased by $35.5 million to $846.4 million. As a result, the total debt to capital (shareholders' equity plus total debt) ratio was 38.8% at October 2, 1998 as compared with 38.1% at June 26, 1998. The Company's favorable balance sheet ratios would facilitate additional financing if, in the opinion of management, such financing would enhance the future operations of the Company.

On September 25, 1998, the Company's Board of Directors authorized a new $100 million stock repurchase program. The stock is to be purchased in the open market from time-to-time or in directly negotiated purchases. This program is in addition to the $200 million and $250 million programs authorized by the Board of Directors in August 1996 and November 1997, respectively, and which were completed during fiscal year 1998. During the first quarter of fiscal 1999, the Company repurchased 100,000 shares of its common stock for an aggregate purchase price of approximately $3.7 million ($2.8 million of which had not been paid at the end of the quarter due to transactions which had not yet settled).

Certain of the Company's operations, primarily its international subsidiaries, occasionally purchase and sell products in currencies other than their functional currencies. This subjects the Company to the risks associated with fluctuations of foreign currency exchange rates. The Company reduces this risk by utilizing natural hedging (offsetting receivables and payables) as well as by creating offsetting positions through the use of derivative financial instruments, primarily forward foreign exchange contracts with maturities of less than sixty days. The market risk related to the foreign exchange contracts is offset by the changes in valuation of the underlying items being hedged. The amount of risk and the use of derivative financial instruments described above is not material to the Company's financial position or results of operations. Including the recently issued Notes, approximately 36% of the Company's outstanding debt is in fixed rate instruments and 64% is subject to variable short-term interest rates. Accordingly, the Company will be impacted by any change in short-term interest rates. The Company does not hedge either its investment in its foreign operations or its floating interest rate exposures.

With the year 2000 less than two years away, many companies, including Avnet, are having to modify their computer systems and applications which currently use two-digit fields to designate a year ("Year 200 Issue"). Management has assessed and continues to assess the impact of the Year 2000 Issue on the Company's reporting systems and operations. The Company has engaged several outside consulting firms and is using internal resources to perform a comprehensive remediation of the Company's computer systems before the year 2000. The Company's remediation plan with respect to its critical internal systems consists of four phases: (i) high level assessment of systems, (ii) detailed assessment, remediation and unit testing, (iii) deployment and (iv) integration testing. The Company has already completed the high level assessment of systems phase and is in the midst of the remaining phases of the plan, all of which are expected to be completed by June 30, 1999. The costs to modify the existing computer systems and applications are significant; however, they will not be material to the Company's financial position or results of operations. The current estimate (including potential capital expenditures) is in the range of $12.0 million to $15.0 million, of which approximately $5.0 million of costs have already been incurred.

Management believes that the Company's most reasonably likely worst case year 2000 scenario would involve the failure by third parties to provide products or services to the Company as a result of problems experienced by such third parties with respect to the Year 2000 Issue. Third party system failures could cause the Company to experience disruption of receipt of products from suppliers, interruption of telecommunication and transportation services or interruption of other critical services. While it is unpredictable at this point in time whether such a scenario is likely to occur, it is possible that any such disruptions of sufficient magnitude could have a material adverse effect on the Company's operations, liquidity and financial condition. The Company is in contact with all its major suppliers to ascertain their progress in implementing year 2000 remediation. Although the Company cannot control the efforts of the many third parties with which it interfaces, management does not currently anticipate that there will be any significant disruption of the Company's ability to transact business. If, however, the Company determines that critical supplies or services from third parties are in jeopardy as a result of the Year 2000 Issue, the Company will immediately adopt or develop contingency plans which are responsive to the circumstances. The Company has already developed and is continuing to implement systems which will identify interchangeable products for many of the products the Company sells. These systems would be an important part of the Company's overall contingency plan in the event a particular supplier becomes unable to meet the Company's requirements for delivering products to it.

Effective on January 1, 1999, a single European currency (the "Euro") will be introduced whereby certain member countries of the European Union are schedule to establish fixed conversion rates between their existing national currencies and the Euro. The participating countries will adopt the Euro as their common legal currency on that date, and during the transition period through January 1, 2002 either the Euro or the participating country's national currency will be accepted as legal currency. The Company is addressing the issues raised by the introduction of the Euro including, among other things, the potential impact on its internal systems, tax and accounting considerations, business issues and foreign exchange rate risks. Although the Company is still evaluating the impact of the Euro, management does not anticipate, based upon information currently available, that the introduction of the Euro will have a material adverse impact on the Company's financial condition or results of operations.

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

Currently, the Company does not have any material commitments for capital expenditures except for the costs associated with its future Belgium warehouse referred to above, the cost of which is currently estimated to be in the range of $25 to $30 million. The Company and the former owners of a Company-owned site in Oxford, North Carolina have entered into a Consent Decree and Court Order with the Environmental Protection Agency (EPA) for the environmental clean-up of the site, the cost of which, according to the EPA's remedial investigation and feasibility study, is estimated to be approximately $6.3 million, exclusive of the $1.5 million in EPA past costs paid by the potentially responsible parties (PRPs). Pursuant to a Consent Decree and Court Order entered into between the Company and the former owners of the site, the former owners have agreed to bear at least 70% of the clean-up costs of the site, and the Company will be responsible for not more than 30% of those costs. In addition, the Company has received notice from a third party of its intention to seek indemnification for costs it may incur in connection with an environmental clean-up at a site in Rush, Pennsylvania resulting from the alleged disposal of wire insulation material at the site by a former unit of the Company. Based upon the information known to date, management believes that it has appropriately accrued in its financial statements for its share of the costs of the clean-up at all of the above mentioned sites. The Company is also a PRP, or has been notified of claims made against it, at an environmental clean-up site in Huguenot, New York. At this time, management cannot estimate the amount of its potential liability, if any, for clean-up costs in connection with this site, but does not currently anticipate that this matter or any other contingent matters will have a material adverse impact on the Company's financial condition, liquidity or results of operations.

Management is not now aware of any commitments, contingencies or events within its control which may significantly change its ability to generate sufficient cash from internal or external sources to meet its needs.

Item 3.   Quantative and Qualitative Disclosures About Market
Risk

See Note 1 to the consolidated financial statements included in the Company's Annual Report on Form 10-K for the year ended June 26, 1998 and the Liquidity and Capital Resources section of Management's Discussion and Analysis of Financial Condition and Results of Operations in Item 2 of this Form 10-Q.

PART II - OTHER INFORMATION



Item 6.   Exhibits and Reports on Form 8-K:

A.   Exhibits

     Exhibit No.


    3A(i). Certificate of Incorporation of the Company as currently in effect (incorporated by reference).

    3A(ii). Certificate of Amendment of the Certificate of Incorporation of Avnet, Inc., filed with the New York Department of State on August 13, 1998 (incorporated herein by reference to the Company's Current Report on Form 8-K bearing cover date of September 18, 1998, Exhibit 3).

    3B. By-laws of the Company (incorporated herein by reference to the Company's Current Report on Form 8-K bearing cover date of February 12, 1996, Exhibit 3(ii)).

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

    10A. Employment Agreement dated June 29, 1998 between the Company and David R. Birk (incorporated herein by reference to the Company's Current Report on Form 8-K bearing cover date of September 18, 1998, Exhibit 99.3).
    10B. Employment Agreement dated June 29, 1998 between the Company and Raymond Sadowski (incorporated herein by reference to the Company's Current Report on Form 8-K bearing cover date of September 18, 1998, Exhibit 99.4).

    27. Financial Data Schedule (electronic filings only).












B.   Reports on Form 8-K

     The Registrant filed the following Current Reports on Form 8-K during the quarter for which this Report is filed: 1) Current Report on Form 8-K bearing cover date of July 30, 1998, whereby the Company reported under items 5 and 7 the Company's financial results for its fourth quarter and fiscal year ended June 26, 1998; 2) Current Report on Form 8-K bearing cover date of August 20, 1998 whereby the Company reported under items 5 and 7 that it sold $200,000,000 of 6.45% Notes due August 15, 2003 in an underwritten public offering; and 3) Current Report on Form 8-K bearing cover date of September 18, 1998 whereby the Company reported under items 5 and 7 that it filed a Certificate of Amendment of the Certificate of Incorporation of the Company, Powers of Attorney, an Amendment to the Restated Employment Agreement between the Company and Leon Machiz, an Amendment to the Employment Agreement between the Company and Keith Williams, the Employment Agreement between the Company and David Birk, and the Employment Agreement between the Company and Raymond Sadowski.

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


November 16, 1998
     Date