Form 10-Q
period 1999-01-01
AVNET INC
filed 1999-02-16
CIK 8858

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                           .........................................

                                    FORM 10-Q

                          .........................................

                [ X ] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                 For the quarterly period ended January 1, 1999


                           ........................................

                             Commission File #1-4224

                                   AVNET, INC.
                             A New York Corporation

                           ........................................

                   IRS Employer Identification No. 11-1890605

                 2211 South 47th Street, Phoenix, Arizona 85034
                                 (602) 643-2000

                           .......................................

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceeding 12 months (or for such shorter period that the registrant was required to file such report(s) and (2) has been subject to such filing requirements for the past 90 days. Yes [ X ] No [ ]

The total number of shares outstanding of the registrant's Common Stock (net of treasury shares) as of January 29, 1999 - 35,139,581 shares.

                          AVNET, INC. AND SUBSIDIARIES

                                      INDEX

                                                                       Page No.
Part I. Financial Information

        Item 1.  Financial Statements

                 Consolidated Balance Sheets
                 January 1, 1999 and June 26, 1998........... .................3

                 Consolidated Statements of Income - First Halves
                 Ended January 1, 1999 and December 26, 1997...................4

                 Consolidated Statements of Income - Second Quarters
                 Ended January 1, 1999 and December 26, 1997...................5

                 Consolidated Statements of Cash Flows - First Halves
                 Ended January 1, 1999 and December 26, 1997...................6

                 Notes to Consolidated Financial Statements................7 - 8

        Item 2.  Management's Discussion and Analysis of Financial
                 Condition and Results of Operations......................9 - 14

        Item 3.  Quantitative and Qualitative Disclosues About
                 Market Risk .................................................14

Part II.  Other Information..............................................15 - 16


Signature Page     ...........................................................17


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

                         PART I - FINANCIAL INFORMATION

Item I.  Financial Statements


                         AVNET, INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                  (Dollars in thousands, except share amounts)

                                                                       January 1,     June 26,
                                                                        1999           1998
                                                                    (unaudited)    (audited)
Assets:
  Current assets:
     Cash and cash equivalents.......................................$    52,614 $     82,607
     Receivables, less allowances of $28,189 and $31,807,
       respectively..................................................    901,069      894,289
     Inventories (Note 3)............................................  1,106,144    1,061,739
     Other...........................................................     35,252       29,722
                                                                     -----------   ----------

        Total current assets.........................................  2,095,079    2,068,357

  Property, plant & equipment, net...................................    161,148      155,491
  Goodwill, net of accumulated amoritzation of $69,524 and $62,461,
    respectively.....................................................    465,230      460,882
  Other assets.......................................................     68,626       48,967
                                                                     -----------   ----------

        Total assets................................................. $2,790,083   $2,733,697
                                                                      ==========   ==========

Liabilities:
  Current liabilities:
     Borrowings due within one year................................. .$      271   $      243
     Accounts payable................................................    445,430      451,441
     Accrued expenses and other......................................    167,349      155,423
                                                                     -----------  -----------

        Total current liabilities....................................    613,050      607,107

  Long-term debt, less due within one year...........................    883,772      810,695
                                                                     -----------  -----------

        Total liabilities............................................  1,496,822    1,417,802
                                                                      ----------  -----------

  Commitments and contingencies (Note 4)

Shareholders' equity (Notes 5 and 6):
  Common Stock $1.00 par, authorized 120,000,000 shares, issued
     44,358,000 shares and 44,335,000 shares, respectively...........     44,358       44,335
  Additional paid-in capital.........................................    435,833      434,695
  Retained earnings..................................................  1,374,347    1,342,988
  Cumulative translation adjustments.................................    (30,258)     (41,804)
  Treasury stock at cost, 9,217,000 shares and 7,872,000 shares,
    respectively.....................................................   (531,019)    (464,319)
                                                                      -----------  -----------

        Total shareholders' equity...................................  1,293,261    1,315,895
                                                                      ----------   ----------

        Total liabilities and shareholders' equity................... $2,790,083   $2,733,697
                                                                      ==========   ==========


                 SEE NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                          AVNET, INC. AND SUBSIDIARIES
                        CONSOLIDATED STATEMENTS OF INCOME
                      (In thousands, except per share data)



                                                                        First Halves Ended

                                                                    January 1,     December 26
                                                                       1999           1997
                                                                   (unaudited)    (unaudited)

Sales   ...........................................................$3,108,505      $2,859,570

Cost of sales  (Note 7) ........................................... 2,647,805       2,371,700
                                                                   ----------      ----------

Gross profit.......................................................   460,700         487,870

Selling, shipping, general and administrative
 expenses (Notes 7 and 8)                                             361,398         339,058
                                                                   ----------      ----------

Operating income...................................................    99,302         148,812

Other income, net..................................................     1,446             682

Interest expense...................................................   (26,169)        (16,562)

Gain on the sale of Channel Master (Note 8)........................         -          33,795
                                                                   -----------     ----------

Income before income taxes.........................................    74,579         166,727

Income taxes.......................................................    32,387          72,542
                                                                   ----------      ----------

Net income......................................................... $  42,192      $   94,185
                                                                    =========      ==========

Earnings per share:

  Basic............................................................     $1.17           $2.32
                                                                        =====           =====

  Diluted..........................................................     $1.16           $2.29
                                                                        =====           =====

Shares used to compute earnings per share (Note 9):

  Basic............................................................    36,029          40,608
                                                                       ======          ======

  Diluted..........................................................    36,480          41,130
                                                                       ======          ======


                 SEE NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                          AVNET, INC. AND SUBSIDIARIES
                        CONSOLIDATED STATEMENTS OF INCOME
                      (In thousands, except per share data)



                                                                      Second Quarters Ended

                                                                    January 1,     December 26
                                                                      1999          1997
                                                                   (unaudited)    (unaudited)

Sales   ...........................................................$1,526,902      $1,460,738

Cost of sales  .................................................... 1,298,112       1,214,826
                                                                   ----------      ----------

Gross profit.......................................................   228,790         245,912

Selling, shipping, general and administrative expenses (Note 8)....   170,614         178,019
                                                                   ----------      ----------

Operating income...................................................    58,176          67,893

Other income, net..................................................       753             446

Interest expense...................................................   (13,021)         (7,926)

Gain on the sale of Channel Master (Note 8) .......................         -          33,795
                                                                   -----------     ----------

Income before income taxes.........................................    45,908          94,208

Income taxes.......................................................    19,374          42,135
                                                                   ----------      ----------

Net income.........................................................$   26,534       $  52,073
                                                                   ==========       =========

Earnings per share:

  Basic............................................................     $0.74           $1.29
                                                                        =====           =====

  Diluted..........................................................     $0.74           $1.27
                                                                        =====           =====

Shares used to compute earnings per share (Note 9):

  Basic............................................................    35,629          40,382
                                                                       ======          ======

  Diluted..........................................................    36,004          40,887
                                                                       ======          ======


                 SEE NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                          AVNET, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                             (Dollars in thousands)

                                                                       First Halves Ended

                                                                    January 1,     December 26
                                                                      1999          1997
                                                                   (unaudited)    (unaudited)

Cash flows from operating activities:
  Net income.......................................................  $ 42,192        $ 94,185
  Non-cash and other reconciling items:
     Depreciation and amortization.................................    25,392          25,362
     Deferred taxes................................................    (1,756)         (1,413)
     Gain on the sale of Channel Master ...........................        -          (33,795)
     Other, net (Note 10)..........................................    17,226          10,800
                                                                     --------        --------

                                                                       83,054          95,139

  Receivables......................................................    (2,779)        (76,506)
  Inventories......................................................   (41,632)       (105,553)
  Payables, accruals and other, net................................   (17,164)         46,388
                                                                     ---------       --------

     Net cash flows provided from (used for) operating activities..    21,479         (40,532)
                                                                     --------        ---------

Cash flows from financing activities:
  Repurchase of common stock.......................................   (63,640)        (87,685)
  Issuance of notes in public offering, net of issuance costs......   198,242           -
  (Payment of) proceeds from commercial paper and bank debt, net...  (137,684)         61,061
  (Payment of) proceeds from other debt............................       (63)          3,033
  Cash dividends ..................................................   (11,117)        (12,436)
  Other, net.......................................................    (3,671)          2,783
                                                                     ---------       --------

     Net cash flows used for financing activities..................   (17,933)        (33,244)
                                                                     ---------       ---------

Cash flows from investing activities:
  Purchases of property, plant and equipment.......................   (17,986)        (19,303)
  (Acquisition) disposition of operations, net (Note 10)...........   (16,542)         89,561
                                                                     ---------       --------

     Net cash flows (used for) provided from investing activities..   (34,528)         70,258
                                                                     ---------       --------

Effect of exchange rate changes on cash and cash equivalents.......        989           (974)
                                                                     ---------       ---------

Cash and cash equivalents:
     -  decrease...................................................   (29,993)         (4,492)
     -  at beginning of year.......................................    82,607          59,312
                                                                     --------        --------
     -  at end of period...........................................  $ 52,614        $ 54,820
                                                                     ========        ========

Additional cash flow information (Note 10)

                 SEE NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                          AVNET, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


1. In the opinion of management, the accompanying consolidated financial statements contain all adjustments necessary to present fairly the financial position as of January 1, 1999 and June 26, 1998; the results of operations for the first halves and second quarters ended January 1, 1999 and December 26, 1997; and the cash flows for the first halves ended January 1, 1999 and December 26, 1997. For further information, refer to the consolidated financial statements and accompanying footnotes included in the Company's Annual Report on Form 10-K for the year ended June 26, 1998.

2.   The  results of  operations  for the first half and  second  quarter  ended
     January 1, 1999 are not necessarily indicative of the results to be expected for the full year.

3.   Inventories:                                         January 1,   June 26,
     (Thousands)                                            1999          1998
                                                         ----------  ---------

        Finished goods.................................  $1,037,526  $  967,472
        Work in process................................       5,236        8,244
        Purchased parts and raw materials..............      63,382       86,023
                                                         ----------  -----------

                                                         $1,106,144  $1,061,739
                                                         ==========  ===========

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

5.   Number of shares of common stock reserved for stock
     option and stock incentive programs as of January 1, 1999:        5,206,218
                                                                       =========

6. Comprehensive income - Effective as of the beginning of fiscal 1999, the Company adopted Statement of Financial Accounting Standards No. 130, "Reporting Comprehensive Income" ("SFAS 130"). SFAS 130 establishes reporting standards designed to measure all of the changes in shareholders' equity that result from transactions and other economic events of the period excluding transactions with owners ("Comprehensive Income"). Comprehensive Income for the Company consists only of net income and equity foreign currency translation adjustments. Comprehensive Income for the first halves of fiscal years 1999 and 1998 was $53,738,000 and $88,371,000, respectively, and for the second quarters of fiscal years 1999 and 1998 was $24,705,000 and $47,784,000, respectively.

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

8. Included in the Company's prior year second quarter and first half results is the gain on the sale of the Company's former Channel Master business amounting to approximately $33,795,000 before income taxes. Also included in the prior year second quarter and first half results as operating expenses are $13,300,000 of costs relating to the anticipated divestiture of Avnet Industrial, the closure of the Company's Corporate Headquarters in Great Neck, NY, and the anticipated loss on the sale of Company-owned real estate. The net effect of these items was to increase pre-tax income, net income, and diluted earnings per share by approximately $20,500,000, $8,700,000, and $0.21 per share, respectively.

9 Earnings per share - The Company adopted Statement of Financial Accounting Standards No. 128, "Earnings Per Share" ("SFAS 128") during fiscal 1998. Under the new standard, basic earnings per share is computed based on the weighted average number of common shares outstanding and excludes any potential dilution; diluted earnings per share reflects potential dilution from the exercise or conversion of securities into common stock. The number of dilutive securities for the first halves of fiscal years 1999 and 1998 amounting to 451,000 shares and 522,000 shares, respectively, and for the second quarters of fiscal years 1999 and 1998 amounting to 375,000 shares and 505,000 shares, respectively, relate to stock options and restricted stock awards. 10. Additional cash flow information:

     Other non-cash and reconciling items primarily includes the provision for doubtful accounts and certain non-recurring items (see Notes 7 and 8).

     (Acquisition)/disposition of operations, net, in the first half of fiscal 1999 includes primarily the cash expended in connection with the acquisition of joint venture interests in Avnet Max, Ltd, the largest electronics distributor in India, and in Avnet-Gallium, a leading distributor of specialty electronic components in Israel. In the first half of fiscal 1998, (acquisition)/disposition of operations, net, includes primarily the cash received in connection with the sale of Channel Master, offset somewhat by cash paid in connection with the acquisition of ECR Sales Management, Inc.

     Interest and income taxes paid in the first halves were as follows:

     (Thousands)
                                                         1999         1998
                                                       -------     ---------

     Interest.......................................   $22,133      $ 8,265
     Income taxes...................................   $27,787      $66,788

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

RESULTS OF OPERATIONS

For the second quarter of fiscal 1999 ended January 1, 1999, consolidated sales were $1.527 billion, up 5% as compared with last year's second quarter sales of $1.461 billion and down 3% as compared with sales of $1.582 billion in the immediately preceding first quarter of fiscal 1999. It should be noted that due to the Company's fiscal calendar, the first quarter of fiscal 1999 had 68 shipping days as compared with 61 days in the second quarter of both this year and last year. Sales for EMG for the second quarter of fiscal 1999 were $1.152 billion, up almost 6% as compared with sales of $1.091 billion in the prior year period. Excluding the sales for businesses acquired during or subsequent to the end of the second quarter of last year, EMG's sales for the second quarter of fiscal year 1999 were approximately 3% higher than a year ago. On a sequential quarterly basis, EMG's sales were approximately 6% lower than in the first quarter of fiscal 1999 which, as noted above, had 7 more shipping days than in the second quarter. As far as sales by region are concerned, EMG Americas' sales were $801.3 million in the second quarter of this year, up 2% as compared with prior year sales of $788.1 million, and down 11% as compared with the immediately preceding first quarter of fiscal 1999. Sales for EMG EMEA and EMG Asia in the current year's second quarter were $297.6 million and $53.0 million, respectively, representing a 12% increase for EMG EMEA (6% excluding the impact of acquisitions) and a 41% increase for EMG Asia (a less than 1% increase excluding the impact of acquisitions) as compared with last year's second quarter. On a sequential basis, EMG EMEA's quarterly sales were up 4% (3% excluding the impact of acquisitions) while EMG Asia's sales were up 21% (3% excluding the impact of acquisitions). CMG's sales for the second quarter of fiscal 1999 were $375.0 million, up 3% (down almost 4% excluding the impact of acquisitions) as compared with sales of $365.0 million in the second quarter of last year, and up 6% as compared with the immediately preceding first quarter of fiscal 1999. Channel Master, which was sold in October 1997, had minimal sales in the second quarter of last year.

Included in the Company's prior year second quarter results is the gain on the sale of the Company's former Channel Master business amounting to approximately $33.8 million before income taxes. Also included in the prior year second quarter results as operating expenses are $13.3 million of costs relating to the anticipated divestiture of Avnet Industrial, the closure of the Company's Corporate Headquarters in Great Neck, NY, and the anticipated loss on the sale of Company-owned real estate. The net effect of these items was to increase pre-tax income, net income, and diluted earnings per share by approximately $20.5 million, $8.7 million, and $0.21 per share, respectively.

Consolidated gross profit margins of 15.0% in the second quarter of fiscal 1999 were lower by 1.8% of sales as compared with 16.8% in the second quarter of last year. This downward trend is due primarily to the competitive environment in the electronics distribution marketplace as a result of the global industry correction cycle as well as the increased sales of computer products, including microprocessors, which have lower gross margins than other products in the Company's product line. However, even though gross profit margins in the secnd quarter of fiscal year 1999 were significantly lower than last year's second quarter margins, EMG's gross profit margins held relatively stable as compared with the immediately preceding first quarter of fiscal 1999 while CMG's gross profit margins came under pressure during the second quarter. Although operating expenses (before special charges) in absolute dollars were higher in the second quarter of fiscal 1999 as compared with the prior year second quarter, they decreased as a percentage of sales from 11.3% in fiscal 1998 to 11.2% in the current year. As a result of the above, operating income (before special charges) of $58.2 million in the second quarter of fiscal 1999 represented 3.8% of sales as compared with $81.2 million or 5.6% of sales in the second quarter of 1998. EMG's operating income (before special charges and after allocation of corporate expenses) in the second quarter of fiscal year 1999 was $50.7 million, down 23.0% as compared with $65.9 million in the prior year period. CMG's operating income (after allocation of corporate expenses) was $7.5 million in the second quarter of fiscal 1999, down 48% as compared with $14.3 million in the second quarter of last year. Channel Master, which was sold in October 1997, had operating income (after allocation of corporate expenses) of $1.0 million in the second quarter of fiscal 1998.

Interest expense for the second quarter of fiscal 1999 was significantly higher than in last year's comparable period primarily due to the impact of cash used to fund the Company's stock repurchase program and to fund the additional working capital requirements to support the growth in business. The Company's effective tax rate in the second quarter of last year was higher than the current year primarily due to the impact of certain amounts of the special items which were not subject to income taxes and, to a lesser extent, the mix of income in foreign operations to which different tax rates apply.

As a result of the factors described above, net income in the second quarter of fiscal 1999 was $26.5 million, or $0.74 per share on a diluted basis, as compared with last year's second quarter net income, excluding special items, of $43.4 million, or $1.06 per share on a diluted basis. Including the special items referred to above, net income in last year's second quarter was $52.1 million, or $1.27 per share on a diluted basis. Although net income excluding special charges was down approximately 39% as compared with last year's second quarter, diluted earnings per share was down only 30% due primarily to the impact of the Company's stock repurchase program.

Consolidated sales for the first half of fiscal 1999 were $3.109 billion, up 9% as compared with $2.860 billion in the first half of last year. EMG's sales of $2.381 billion and CMG's sales of $728 million in the first half of fiscal 1999 were up 10% and 11%, respectively, as compared with the prior year first half sales of $2.167 billion for EMG and $654 million for CMG. Channel Master's sales in the first half of last year were almost $39 million.

Consolidated gross profit margins (before special charges) in the first half of 1999 were 15.1% as compared with 17.1% in the prior year period. Even though operating expenses (before special charges) as a percentage of sales decreased to 11.0% in the first half of 1999 from 11.4% in the first half of last year, the decrease was not enough to fully offset the decline in gross profit margins. As a result, operating income (before special charges) as a percentage of sales decreased to 4.0% in this year's first half as compared with 5.7% in the same period last year. Interest expense was substantially higher in the first half of 1999 as compared with the first half of 1998 due primarily to increased borrowings to fund the Company's stock repurchase program and to fund the additional working capital requirements to support the growth in business.

The first half of fiscal 1999 results mentioned above do not include $26.5 million pre-tax, $15.7 million after-tax and $0.43 per share on a diluted basis of incremental special charges (recorded in the first quarter) associated principally with the reorganization of the Company's EMG European operations. Approximately $18.6 million of the pre-tax charge is included in operating expenses, most of which has or will require an outflow of cash, and $7.9 million is included in cost of sales, which represents a non-cash writedown. These charges include severance, inventory reserves required related to supplier terminations and other items. The first quarter charges also include some incremental costs associated with the completion of the reorganization of EMG Americas. These costs include primarily employee relocation and special incentive payments as well as some additional severance costs. The balance of cash to be expended in connection with the first quarter special charges amounting to approximately $11.0 million at January 1, 1999 is expected to be paid by the end of fiscal 1999, except for amounts associated with long-term real property lease terminations and contractual commitments, the amounts of which are not material. Management expects that the Company's future results of operations will benefit from the expected cost savings resulting from the reorganizations, and that the impact on liquidity and sources and uses of capital resources will not be material. The reorganization of EMG's European operations will have one more phase which has not yet been finalized. That phase relates to the consolidation of warehousing operations in Europe. Management has selected a location in Belgium for the central warehouse and is currently working toward the construction and occupancy of the site. It is currently anticipated that the warehouse will be in operation by the first quarter of fiscal year 2000. The implementation of this final phase will result in some incremental special charges which management is not yet in a position to estimate. In addition, the Company is in the process of rolling out a structural change in its EMG Asian operation, which will have a structure similar to that of EMG Americas. This change in structure will result in some incremental special charges which management cannot estimate at this time.

Net income (before special items) for the first half of 1999 was $57.9 million, or $1.59 per share on a diluted basis, as compared with $85.5 million, or $2.08 per share on a diluted basis, in the first half of last year. Including the special items referred to above, net income in the first half of 1999 was $42.2 million, or $1.16 per share on a diluted basis, as compared with net income of $94.2 million, or $2.29 per share on a diluted basis.

LIQUIDITY AND CAPITAL RESOURCES

During the first half of fiscal 1999, the Company generated $83.1 million from income before depreciation and other non-cash items, and used $61.6 million for working capital needs resulting in $21.5 million of net cash flows being generated from operations. In addition, the Company used $31.8 million for other normal business operations including purchases of property, plant and equipment ($18.0 million), dividends ($11.1 million) and other items ($2.7 million). This resulted in $10.3 million being used for normal business operations. The Company also used $80.2 million for other items including the repurchase of common stock ($63.6 million) and the payment of acquisition related expenditures ($16.6 million). This overall net use of cash of $90.5 million was funded by the proceeds from the issuance of certain Notes (as hereinafter defined) ($198.2 million) and the use of available cash ($30.0 million), offset by a decrease in outstanding bank debt and commercial paper ($137.7 million).

The Company's quick assets at January 1, 1999 totaled $953.7 million as compared with $976.9 million at June 26, 1998 and exceeded the Company's current liabilities by $340.6 million as compared with a

$369.8 million excess at June 26, 1998. Working capital at January 1, 1999 was $1.482 billion as compared with $1.461 billion at June 26, 1998. At the end of the second quarter to support each dollar of current liabilities, the Company had $1.56 of quick assets and $1.86 of other current assets for a total of $3.42 of current assets as compared with $3.41 at June 26, 1998.

In the first quarter of fiscal 1999, the Company issued $200.0 million of 6.45% Notes due August 15, 2003 (the "Notes"). The net proceeds received by the Company from the sale of the Notes were $198.2 million after deduction of the underwriting discounts and other expenses associated with the sale of the Notes. The net proceeds from the Notes have been used to repay indebtedness which the Company may re-borrow for general corporate purposes, including capital expenditures, possible acquisitions, repurchase of the Company's common stock and working capital needs.

During the first half of fiscal 1999, shareholders' equity decreased by $22.6 million to $1,293.3 million at January 1, 1999, while total debt increased by $73.1 million to $884.0 million. The decrease in shareholders' equity was the net result of the positive impact of net income ($42.2 million), cumulative translation adjustments ($11.5 million) and other items, net, principally related to stock options and incentive programs ($1.4 million), offset by dividends ($10.8 million) and the repurchase of common stock ($66.9 million). As a result, the total debt to capital (shareholders' equity plus total debt) ratio was 40.6% at January 1, 1999 as compared with 38.1% at June 26, 1998. The Company's favorable balance sheet ratios would facilitate additional financing if, in the opinion of management, such financing would enhance the future operations of the Company.

On September 25, 1998, the Company's Board of Directors authorized a new $100 million stock repurchase program. The stock is to be purchased in the open market from time-to-time or in directly negotiated purchases. This program is in addition to the $200 million and $250 million programs authorized by the Board of Directors in August 1996 and November 1997, respectively, and which were completed during fiscal year 1998. During the first half of fiscal 1999, the Company repurchased 1.3 million shares of its common stock for an aggregate purchase price of approximately $66.9 million ($3.3 million of which had not been paid at the end of the quarter due to transactions which had not yet settled). Taking into account the Board of Directors' authorization since August 1996, the Company has purchased almost 8.8 million shares using approximately $517 million in the process.

Certain of the Company's operations, primarily its international subsidiaries, occasionally purchase and sell products in currencies other than their functional currencies. This subjects the Company to the risks associated with fluctuations of foreign currency exchange rates. The Company reduces this risk by utilizing natural hedging (offsetting receivables and payables) as well as by creating offsetting positions through the use of derivative financial instruments, primarily forward foreign exchange contracts with maturities of less than sixty days. The market risk related to the foreign exchange contracts is offset by the changes in valuation of the underlying items being hedged. The amount of risk and the use of derivative financial instruments described above is not material to the Company's financial position or results of operations. Including the recently issued Notes, approximately 34% of the Company's outstanding debt is in fixed rate instruments and 66% is subject to variable short-term interest rates. Accordingly, the Company will be impacted by any change in short-term interest rates. The Company does not hedge either its investment in its foreign operations or its floating interest rate exposures.

With the year 2000 less than one year away, many companies, including Avnet, are having to modify their computer systems and applications which currently use two-digit fields to designate a year ("Year 2000 Issue"). Management has assessed and continues to assess the impact of the Year 2000 Issue on the

Company's reporting systems and operations. The Company has engaged several outside consulting firms and is using internal resources to perform a comprehensive remediation of the Company's computer systems before the year 2000. The Company's remediation plan with respect to its critical internal systems consists of four phases: (i) high level assessment of systems, (ii) detailed assessment, remediation and unit testing, (iii) deployment and (iv) integration testing. The Company has already completed the high level assessment of systems phase and is in the midst of the remaining phases of the plan, all of which are expected to be completed by the end of fiscal year 1999. The costs to modify the existing computer systems and applications are significant; however, they will not be material to the Company's financial position or results of operations. The current estimate (including potential capital expenditures) is in the range of $12.0 million to $15.0 million, of which the Company has currently incurred or has committed to incur approximately $8.0 million.

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

Effective on January 1, 1999, a single European currency (the "Euro") was introduced and certain member countries of the European Union established fixed conversion rates between their existing national currencies and the Euro. The participating countries adopted the Euro as their common legal currency on that date, and during the transition period through January 1, 2002 either the Euro or the participating country's national currency will be accepted as legal currency. The Company is addressing the issues raised by the introduction of the Euro including, among other things, the potential impact on its internal systems, tax and accounting considerations, business issues and foreign exchange rate risks. Although the Company is still evaluating the impact of the Euro, management does not anticipate, based upon information currently available, that the introduction of the Euro will have a material adverse impact on the Company's financial condition or results of operations.

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

Currently, the Company does not have any material commitments for capital expenditures except for the costs associated with its future Belgium warehouse referred to above, the cost of which is currently estimated to be in the range of $25 to $30 million. The Company and the former owners of a Company- owned site in Oxford, North Carolina have entered into a Consent Decree and Court Order with the Environmental Protection Agency (EPA) for the environmental clean-up of the site, the cost of which, according to the EPA's remedial investigation and feasibility study, is estimated to be approximately $6.3 million, exclusive of the $1.5 million in EPA past costs paid by the potentially responsible parties (PRPs). Pursuant to a Consent Decree and Court Order entered into between the Company and the former owners of the site, the former owners have agreed to bear at least 70% of the clean-up costs of the site, and the Company will be responsible for not more than 30% of those costs. In addition, the Company has received notice from a third party of its intention to seek indemnification for costs it may incur in connection with an environmental clean-up at a site in Rush, Pennsylvania resulting from the alleged disposal of wire insulation material at the site by a former unit of the Company. Based upon the information known to date, management believes that it has appropriately accrued in its financial statements for its share of the costs of the clean-up at all of the above mentioned sites. The Company is also a PRP, or has been notified of claims made against it, at an environmental clean-up site in Huguenot, New York. At this time, management cannot estimate the amount of its potential liability, if any, for clean-up costs in connection with this site, but does not currently anticipate that this matter or any other contingent matters will have a material adverse impact on the Company's financial condition, liquidity or results of operations.

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

                           PART II - OTHER INFORMATION


ITEM 4.    SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS:

        (a)The 1998 Annual Meeting of Shareholders of the Company was held on November 23, 1998.

        (b)Not required. Proxies were solicited by the Company pursuant to Regulation 14 under the Securities Exchange Act of 1934, and no solicitation in opposition to management's nominees for the board of directors was made. All of the nominees were elected.

        (c)The shareholders of the Company were asked to vote upon (i) an amendment to the Avnet Employee Stock Purchase Plan, increasing the number of shares of Common Stock reserved for sale under the Plan from 500,000 to 1,000,000, (ii) ratification of the appointment of Arthur Anderson LLP as independent auditors for fiscal year 1999, and
           (iii) election of Directors. All proposals were adopted by the shareholders by the following votes:

           Matter                              For         Against      Abstain

           Amendment of the Employee
           Stock Purchase Plan              32,139,411     214,003      109,784

           Ratification of Appointment
           of Auditors                      32,410,965     22,515        29,718


           Election of Directors:                      For             Withheld

               Eleanor Baum                       32,400,886           62,312
               J. Veronica Biggins                32,392,306           70,892
               Joseph F. Caligiuri                32,395,278           67,920
               Lawrence W. Clarkson               32,379,675           83,523
               Ehud Houminer                      32,401,801           61,397
               Salvatore J. Nuzzo                 32,399,188           64,010
               Frederic Salerno                   32,378,292           84,906
               Roy Vallee                         32,398,209           64,989
               Frederick S. Wood                  32,394,005           69,193


           (d)   Not applicable

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

      27.      Financial Data Schedule (electronic filings only).


B.  Reports on Form 8-K

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


February 12, 1999
      Date