Form 10-Q
period 1999-04-02
AVNET INC
filed 1999-05-17
CIK 8858

SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549

                   .........................................

                           FORM 10-Q

           .........................................

    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                SECURITIES EXCHANGE ACT OF 1934

          For the quarterly period ended April 2, 1999


            ........................................

                    Commission File #1-4224

                          AVNET, INC.

                    Incorporated in New York

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

The  total  number  of shares  outstanding  of the  registrant's
Common  Stock (net of  treasury  shares) as of April 30,  1999 -
35,157,189 shares.



                         AVNET, INC. AND SUBSIDIARIES

                                     INDEX

                                                                   Page
No.
Part I.         Financial Information

         Item 1.Financial Statements

                Consolidated Balance Sheets
                April 2, 1999 and June 26, 1998...........................3

                Consolidated Statements of Income - Nine Months
                Ended April 2, 1999 and March 27, 1998....................4

                Consolidated   Statements   of  Income  -  Third
                Quarters Ended April 2, 1999 and March 27, 1998...........5

                Consolidated Statements of Cash Flows - Nine Months
                Ended April 2, 1999 and March 27, 1998....................6

                Notes to Consolidated Financial Statements............7 - 8

         Item 2.Management's Discussion and Analysis of Financial
                Condition and Results of Operations..................9 - 14

         Item 3.Quantitative and Qualitative Disclosures About
                Market Risk .............................................14

Part II. Other Information:

         Item 6.Exhibits and Reports on Form 8-K.........................15


Signature Page  .........................................................16


Forward-Looking Statements

Any statements made in this Report which are not historical facts may be forward-looking statements that involve risks and uncertainties. Among the factors which could cause actual results to differ materially are (i) major changes in business conditions and the economy in general, (ii) risks associated with foreign operations, such as currency fluctuations, (iii) allocations of products by suppliers, and (iv) changes in market demand and pricing pressure.

                        PART I - FINANCIAL INFORMATION

Item I.  Financial Statements

                  AVNET, INC. AND SUBSIDIARIES
                  CONSOLIDATED BALANCE SHEETS
          (Dollars in thousands, except share amounts)

                                                         April 2,     June 26,
                                                           1999        1998
                                                         (unaudited) (audited)
Assets:
  Current assets:
    Cash and cash equivalents............................$  73,110  $  82,607
    Receivables, less allowances of $29,186 and $31,807,
      respectively.......................................  909,320    894,289
    Inventories (Note 3).................................1,044,841  1,061,739
    Other................................................   43,815     29,722

      Total current assets...............................2,071,086  2,068,357

  Property, plant & equipment, net.......................  175,727    155,491
  Goodwill, net of accumulated amortization of $72,709
    and $62,461, respectively............................  484,488    460,882
  Other assets...........................................   64,009     48,967

      Total assets......................................$2,795,310  $2,733,697

Liabilities:
  Current liabilities:
    Borrowings due within one year.......................$      270  $     243
    Accounts payable.....................................   438,245    451,441
    Accrued expenses and other...........................   136,232    155,423

      Total current liabilities..........................   574,747    607,107

  Long-term debt, less due within one year...............   920,048    810,695

      Total liabilities.................................. 1,494,795  1,417,802

  Commitments and contingencies (Note 4)

Shareholders' equity (Notes 5 and 6):
  Common Stock $1.00 par, authorized 120,000,000 shares,
  issued 44,382,000 shares and 44,335,000 shares,
  respectively...........................................    44,382     44,335
  Additional paid-in capital.............................   435,016    434,695
  Retained earnings...................................... 1,394,866  1,342,988
  Cumulative translation adjustments.....................   (40,585)   (41,804)
  Treasury stock at cost, 9,233,000 shares and 7,872,000
shares,
    respectively.........................................  (533,164)  (464,319)

      Total shareholders' equity......................... 1,300,515  1,315,895

      Total liabilities and shareholders' equity.........$2,795,310  $2,733,697

         SEE NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                 AVNET, INC. AND SUBSIDIARIES
               CONSOLIDATED STATEMENTS OF INCOME
             (In thousands, except per share data)


                                                          Nine Months Ended

                                                     April 2,        March 27,
                                                       1999             1998
                                                      (unaudited) (unaudited)

Sales...................................................$4,707,731 $4,371,691

Cost of sales  (Note 7) ................................ 4,003,243  3,631,578

Gross profit............................................   704,488    740,113

Selling, shipping, general and administrative expenses
   (Notes 7 and 8)......................................   547,008    510,631

Operating income........................................   157,480    229,482

Other income, net.......................................     1,658      1,439

Interest expense........................................   (39,468)   (27,182)

Gain on the sale of Channel Master (Note 8).............        -      33,795

Income before income taxes..............................   119,670    237,534

Income taxes............................................    51,742    102,674

Net income..............................................$   67,928 $  134,860

Earnings per share:

  Basic.................................................     $1.90      $3.36

  Diluted...............................................     $1.88      $3.32

Shares used to compute earnings per share (Note 9):

  Basic.................................................    35,736     40,119

  Diluted...............................................    36,093     40,619


                SEE NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                 AVNET, INC. AND SUBSIDIARIES
               CONSOLIDATED STATEMENTS OF INCOME
             (In thousands, except per share data)


                                                       Third Quarters Ended

                                                     April 2,       March 27,
                                                       1999           1998
                                                      (unaudited) (unaudited)

Sales...................................................$1,599,226  $1,512,121

Cost of sales........................................... 1,355,438   1,259,878

Gross profit............................................  243,788      252,243

Selling, shipping, general and administrative expenses..  185,610      171,573

Operating income........................................   58,178       80,670

Other income, net.......................................      212          757

Interest expense........................................  (13,299)     (10,620)

Income before income taxes..............................   45,091       70,807

Income taxes............................................   19,355       30,132

Net income                                            $    25,736 $     40,675

Earnings per share:

  Basic.................................................    $0.73        $1.04

  Diluted...............................................    $0.73        $1.03

Shares used to compute earnings per share (Note 9):

  Basic.................................................   35,149        39,141

  Diluted...............................................   35,320        39,598


                SEE NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


                  AVNET, INC. AND SUBSIDIARIES
               CONSOLIDATED STATEMENTS OF CASH FLOWS
                      (Dollars in thousands)

                                                         Nine Months Ended

                                                     April 2,        March 27,
                                                       1999            1998
                                                      (unaudited) (unaudited)
Cash flows from operating activities:
  Net income............................................$  67,928    $ 134,860
  Non-cash and other reconciling items:
    Depreciation and amortization.......................   38,381       37,449
    Deferred taxes......................................   (2,021)      (2,032)
    Other, net (Note 7).................................   20,254      15,833
    Gain on the sale of Channel Master .................       -       (33,795)
                                                          124,542      152,315

  Receivables...........................................   11,979     (124,980)
  Inventories...........................................   10,816     (130,597)
  Payables, accruals and other, net..................... (103,634)     (35,108)

    Net cash flows provided from (used for)
     operating activities                                  43,703     (138,370)

Cash flows from financing activities:
  Repurchase of common stock............................  (70,147)    (167,419)
  Issuance of notes in public offering, net of
   issuance costs                                          198,242          -
  (Payment of) proceeds from commercial paper and
     bank debt, net                                        (88,792)    254,535
  (Payment of) proceeds from other debt, net............      (102)      2,937
  Cash dividends .......................................   (21,719)    (18,526)
  Other, net                                                   106       4,119

    Net cash flows provided from financing activities...    17,588      75,646

Cash flows from investing activities:
  Purchases of property, plant and equipment............  (39,612)     (29,967)
  (Acquisition) disposition of operations, net (Note 10)  (31,152)      92,034

    Net cash flows (used for) provided from
     investing activities                                 (70,764)      62,067

Effect of exchange rate changes on cash and
  cash equivalents                                            (24)      (1,258)

Cash and cash equivalents:
    - decrease..........................................   (9,497)      (1,915)
    - at beginning of year..............................   82,607       59,312
    - at end of period.................................. $ 73,110   $   57,397

Additional cash flow information (Note 10)

         SEE NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                 AVNET, INC. AND SUBSIDIARIES

           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


1.  In   the   opinion   of   management,   the   accompanying
    consolidated financial statements contain all adjustments necessary to present fairly the Company's financial position as of April 2, 1999 and June 26, 1998; the results of operations for the nine months and third quarters ended April 2, 1999 and March 27, 1998; and the cash flows for the nine months ended April 2, 1999 and March 27, 1998. For further information, refer to the consolidated financial statements and accompanying footnotes included in the Company=s Annual Report on Form 10-K for the fiscal year ended June 26, 1998.

2. The results of operations for the nine months and third quarter ended April 2, 1999 are not necessarily indicative of the results to be expected for the full year.

3.   Inventories:                                        April 2,     June 26,
     (Thousands)                                           1999         1998

      Finished goods....................................$ 982,677    $ 967,472
      Work in process...................................    4,406        8,244
      Purchased parts and raw materials................    57,758       86,023

                                                       $1,044,841   $1,061,739

4. From time to time, the Company may become liable with respect to pending and threatened litigation, taxes, and environmental and other matters. The Company has been designated a potentially responsible party or has had other claims made against it in connection with environmental clean-ups at several sites. Based upon the information known to date, management believes that the Company has appropriately reserved for its share of the costs of the clean-ups and it is not anticipated that any contingent matters will have a material adverse impact on the Company=s financial condition, liquidity or results of operations.

5.  Number of shares of common stock reserved for stock option and
    stock incentive programs as of April  2, 1999:                   5,139,778

6.    Comprehensive  income - Effective  as of the  beginning of fiscal 1999, the Company adopted Statement of Financial Accounting Standards No. 130, "Reporting Comprehensive Income" ("SFAS 130"). SFAS 130 establishes reporting standards designed to measure all of the changes in shareholders' equity that result from transactions and other economic events of the period excluding transactions with owners ("Comprehensive Income"). Comprehensive Income for the Company consists only of net income and equity foreign currency translation adjustments. Comprehensive Income for the first nine months of fiscal years 1999 and 1998 was $69,147,000 and $128,943,000, respectively, and for the third quarters of fiscal years 1999 and 1998 was $15,409,000 and $40,572,000, respectively.


                  AVNET, INC. AND SUBSIDIARIES
           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

7. During the first quarter of fiscal 1999, the Company recorded $26,519,000 pre-tax and $15,740,000 after-tax ($0.43 per share on a diluted basis) of incremental special charges associated principally with the reorganization of its Electronics Marketing Group's European operations. Approximately $18,613,000 of the pre-tax charge is included in operating expenses, most of which has required or will require an outflow of cash, and $7,906,000 is included in cost of sales, which represents a non-cash write-down. These charges include severance, inventory reserves required related to supplier terminations, and other items.

8. Included in the Company's prior year nine month results is the gain on the sale of the Company's former Channel Master business amounting to approximately $33,795,000 before income taxes. Also included in the prior year nine month results as operating expenses are $13,300,000 of costs relating to the anticipated divestiture of Avnet Industrial, the closure of the Company's Corporate Headquarters in Great Neck, NY, and the anticipated loss on the sale of Company-owned real estate. The net effect of these items was to increase pre-tax income, net income, and diluted earnings per share by approximately $20,500,000, $8,700,000, and $0.21 per share, respectively.

9 Earnings per share - The Company adopted Statement of Financial Accounting Standards No. 128, "Earnings Per Share" ("SFAS 128") during fiscal 1998. Under SFAS 128, basic earnings per share is computed based on the weighted average number of common shares outstanding and excludes any potential dilution; diluted earnings per share reflects potential dilution from the exercise or conversion of securities into common stock. The number of dilutive securities for the first nine months of fiscal years 1999 and 1998 amounting to 357,000 shares and 500,000 shares, respectively, and for the third quarters of fiscal years 1999 and 1998 amounting to 171,000 shares and 457,000 shares, respectively, relate to stock options and restricted stock awards.

10. Additional cash flow information:

    Other  non-cash  and  other   reconciling   items  primarily
    includes the provision for doubtful accounts and certain non-recurring items (see Notes 7 and 8).

    (Acquisition)/disposition of operations, net, in the first nine months of fiscal 1999 includes primarily the cash expended in connection with the acquisitions of (1) a controlling interest in Avnet Max, Ltd., the largest electronics distributor in India; (2) a controlling interest in Avnet-Gallium, a leading distributor of specialty electronic components in Israel; and (3) the acquisition of the Computer Solutions Division of JBA International, Inc., a distributorship of IBM mid-range computer systems (now known as Hall-Mark Global
    Solutions). In the first nine months of fiscal 1998, (acquisition)/disposition of operations, net, includes primarily the cash received in connection with the sale of Channel Master, offset somewhat by cash paid in connection with the acquisitions of ECR Sales Management, Inc., Excel-Max Pte Ltd., and CiNERGi Technology and Devices Pte Ltd.

    Interest and income taxes paid in the first nine months were as follows:


    (Thousands)
                                                           1999           1998

    Interest...........................................   $39,822      $28,264
    Income taxes........................................  $64,136      $94,098



Item  2.  Management's  Discussion  and  Analysis  of  Financial
Condition and Results of Operations


Effective as of the beginning of fiscal 1999, the Company changed its organizational structure to better focus on its core businesses in order to better meet the needs of both its customers and its suppliers. This change to the Company's organizational structure involved dividing the former Electronic Marketing Group into its two major lines of businesses: the distribution of electronic components and the distribution of computer products. Accordingly, the Company currently consists of two major operating groups, the Electronics Marketing Group ("EMG") and the Computer Marketing Group ("CMG"). (Through the end of fiscal 1998, these two units comprised the former Electronic Marketing Group.) EMG, which focuses on the global distribution of and value-added services associated with electronic components, is comprised of three regional operations - EMG Americas, EMG EMEA (Europe, Middle East and Africa) and EMG Asia. CMG, which focuses on middle- to high-end computer products and value-added services, consists of Avnet Computer, Hall-Mark Computer and a number of other specialty businesses.

Results of Operations

For the third quarter of fiscal 1999 ended April 2, 1999, consolidated sales were $1.599 billion, up 6% as compared with last year's third quarter sales of $1.512 billion and up 5% as compared with sales of $1.527 billion in the immediately preceding second quarter of fiscal 1999. It should be noted that due to the Company's fiscal calendar, the third quarter of fiscal 1999 had 65 shipping days as compared with 63 days in the third quarter of fiscal 1998 and 61 shipping days in the second quarter of fiscal 1999. Therefore, sales per day in the third quarter of fiscal 1999 were about 3% higher than a year ago and 2% lower on a sequential quarterly basis. Excluding the sales of businesses acquired during or subsequent to the end of the third quarter of last year, sales per day were down about 2% as compared with a year ago and down almost 3% on a sequential quarterly basis.

Sales for EMG for the third quarter of fiscal 1999 were $1.196 billion, up almost 5% and 4%, respectively, as compared with sales of $1.141 billion in the prior year third quarter and $1.152 billion in the immediately preceding second quarter of fiscal 1999. The increase in quarterly sales on both a year-on-year and sequential basis was benefitted by the increase in shipping days. Excluding the impact of acquisitions, EMG's sales for the third quarter of fiscal 1999 were approximately 2% higher than they were in the third quarter of fiscal 1998, but on a per day basis were slightly lower. EMG' third quarter fiscal 1999 core sales per day were sequentially higher for the second consecutive quarter. As far as sales by region are concerned, EMG Americas' sales were $857.6 million in the third quarter of this year, slightly less than the prior year sales of $859.3 million, and up 7% as compared with the immediately preceding second quarter of fiscal 1999. EMG America's sales per day were down approximately 3% as compared with a year ago and flat on a sequential basis. Sales for EMG EMEA and EMG Asia in the current year's third quarter were $282.1 million and $56.3 million, respectively, representing a 14% increase for EMG EMEA (8% excluding the impact of acquisitions) and a 64% increase for EMG Asia (an 18% increase excluding the impact of acquisitions) as compared with last year's third quarter. On a sequential basis, EMG EMEA's quarterly sales were down 5% (6% excluding the impact of acquisitions) while EMG Asia's sales were up 6% (the same excluding the impact of acquisitions).

CMG's sales for the third quarter of fiscal 1999 were $403.2 million, up almost 9% (down 1% excluding the impact of acquisitions) as compared with sales of $370.9 million in the third quarter of last year, and up almost 8% as compared with the immediately preceding second quarter of fiscal 1999 (up 3% excluding the impact of acquisitions).

Consolidated gross profit margins of 15.2% in the third quarter of fiscal 1999 were lower by 1.5% of sales as compared with 16.7% in the third quarter of last year. This downward trend is due primarily to the competitive environment in the electronics distribution marketplace as a result of the global industry correction cycle as well as increased margin pressure in the computer distribution business. However, even though gross profit margins in the third quarter of fiscal year 1999 were significantly lower than last year's third quarter margins, both EMG's and CMG's gross profit margins held relatively stable as compared with the immediately preceding second quarter of fiscal 1999. The result was that consolidated gross profit dollars were about 3% lower than last year's third quarter and about 7% higher than in the prior sequential quarter. Operating expenses in absolute dollars were higher in the third quarter of fiscal 1999 as compared with the prior year third quarter, as they were impacted by the increase in business days on a comparative quarterly basis. Operating expenses were also impacted by costs associated with the Company's Year 2000 remediation program and by normal operating expenses incurred by newly acquired businesses. Operating expenses as a percentage of sales were 11.6% in the third quarter of fiscal 1999 as compared with 11.4% a year ago. As a result of the above, operating income of $58.2 million in the third quarter of fiscal 1999 represented 3.6% of sales as compared with $80.7 million, or 5.3% of sales, in the third quarter of fiscal 1998. EMG's operating income (after allocation of corporate expenses) in the third quarter of fiscal 1999 was $50.9 million, down 23.0% as compared with $66.1 million in the prior year period. CMG's operating income (after allocation of corporate expenses) was $7.3 million in the third quarter of fiscal 1999, down 50% as compared with $14.6 million in the third quarter of last year.

Interest expense in the third quarter of fiscal 1999 was significantly higher than in last year's comparable period primarily due to the impact of cash used to fund the Company's stock repurchase program and to fund the additional working capital requirements to support the growth in business. The Company's effective tax rate in the third quarter of the current year was slightly higher than in last year's third quarter due primarily to the impact of the non-deductible amortization of goodwill on significantly lower pre-tax income and to the mix of income in foreign operations to which different tax rates apply.

As a result of the factors described above, net income in the third quarter of fiscal 1999 was $25.7 million, or $0.73 per share on a diluted basis, as compared with last year's third quarter net income of $40.7 million, or $1.03 per share on a diluted basis. Although net income was down approximately 37% as compared with last year's third quarter, diluted earnings per share was down only 29% due primarily to the impact of the Company's stock repurchase program.

Consolidated  sales for the  first  nine  months of fiscal  1999 were $4.708 billion, up almost 8% as compared with $4.372 billion in the first nine months of last year. EMG's sales of $3.577 billion and CMG's sales of $1.131 billion in the first nine months of fiscal 1999 were up 8% and 10%, respectively, as compared with the prior year first nine months sales of $3.309 billion for EMG and $1.025 billion for CMG. Channel Master's sales in the first nine months of last year were approximately $38 million.


Consolidated gross profit margins (before special charges) in the first nine months of fiscal 1999 were 15.1% as compared with 16.9% in the prior year period. Even though operating expenses (before special charges) as a percentage of sales decreased to 11.2% in the first nine months of fiscal 1999 from 11.4% in the first nine months of last year, the decrease was not enough to fully offset the decline in gross profit margins. As a result, operating income (before special charges) as a percentage of sales decreased to 3.9% in this year's first nine months as compared with 5.6% in the same period last year. Interest expense was substantially higher in the first nine months of fiscal 1999 as compared with the first nine months of fiscal 1998 due primarily to increased borrowings to fund the Company's stock repurchase program and to fund the additional working capital requirements to support the growth in business.
The first nine months of fiscal 1999 results mentioned above do not include $26.5 million pre-tax, $15.7 million after-tax and $0.43 per share on a diluted basis of incremental special charges (recorded in the first quarter) associated principally with the reorganization of the Company's EMG European operations. Approximately $18.6 million of the pre-tax charge is included in operating expenses, most of which has required or will require an outflow of cash, and $7.9 million is included in cost of sales, which represents a non-cash write-down. These charges include severance, inventory reserves required related to supplier terminations and other items. The first quarter charges also include some incremental costs associated with the completion of the reorganization of EMG Americas. These costs include primarily employee relocation and special incentive payments as well as some additional severance costs. The balance of cash to be expended in connection with the first quarter special charges amounting to approximately $9.4 million at April 2, 1999 is expected to be paid by the end of fiscal 1999, except for amounts associated with long-term real property lease terminations and contractual commitments, the amounts of which are not material. Management expects that the Company's future results of operations will benefit from the expected cost savings resulting from the reorganizations, and that the impact on liquidity and sources and uses of capital resources will not be material. The reorganization of EMG's European operations will have one more phase which has not yet been finalized. That phase relates to the consolidation of warehousing operations in Europe. Management has selected a location in Belgium for the central warehouse and is currently working toward the construction and occupancy of the site. It is currently anticipated that the warehouse will be in operation by the first quarter of fiscal year 2000. The implementation of this final phase will result in some incremental special charges which management is not yet in a position to estimate. Management expects to be able to estimate this charge during the fourth quarter of this fiscal year or the first quarter of next fiscal year at the latest. In addition, the Company is in the process of rolling out a structural change in its EMG Asian operation, which will have a structure similar to that of EMG Americas. This change in structure will result in some incremental special charges which management cannot estimate at this time. Management expects to be able to estimate these charges within the next one or two quarters.

Included in the Company's results for the nine months ended March 27, 1998 was the second quarter gain on the sale of the Company's former Channel Master business amounting to approximately $33.8 million before income taxes. Also included in the prior year nine months results as operating expenses were $13.3 million of costs relating to the anticipated divestiture of Avnet Industrial (which was sold during fiscal 1998), the closure of the Company's Corporate
Headquarters in Great Neck, NY, and the anticipated loss on the sale of Company-owned real estate. The net effect of these items was to increase pre-tax income, net income, and diluted earnings per share for the first nine months of fiscal 1998 by approximately $20.5 million, $8.7 million, and $0.21 per share, respectively.

Net income (before special items) for the first nine months of fiscal 1999 was $83.7 million, or $2.32 per share on a diluted basis, as compared with $126.1 million, or $3.11 per share on a diluted basis, in the first nine months of last year. Including the special items referred to above, net income in the first nine months of 1999 was $67.9 million, or $1.88 per share on a diluted basis, as compared with net income of $134.9 million, or $3.32 per share on a diluted basis, in the first nine months of fiscal 1998.

Liquidity and Capital Resources

During the first nine months of fiscal 1999, the Company generated $124.5 million from income before depreciation and other non-cash items, and used $80.8 million for working capital needs resulting in $43.7 million of net cash flows being generated from operations. In addition, the Company used $61.2 million for other normal business operations including purchases of property, plant and equipment ($39.6 million) and dividends ($21.7 million), offset by cash generated from other items ($0.1 million). This resulted in $17.5 million being used for normal business operations. The Company also used $101.4 million for other items including the repurchase of common stock ($70.1 million), the payment of acquisition related expenditures ($31.2 million), and other items ($0.1 million). This overall net use of cash of $118.9 million was funded by the proceeds from the issuance of the
Notes as described below ($198.2 million) and the use of available cash ($9.5 million), offset by a decrease in outstanding bank debt and commercial paper ($88.8 million).


The Company's quick assets at April 2, 1999 totaled $982.4 million as compared with $976.9 million at June 26, 1998 and exceeded the Company's current liabilities by $407.7 million as compared with a $369.8 million excess at June 26, 1998. Working capital at April 2, 1999 was $1.496 billion as compared with $1.461 billion at June 26, 1998. At April 2, 1999, to support each dollar of current liabilities, the Company had $1.71 of quick assets and $1.89 of other current assets for a total of $3.60 of current assets as compared with $3.41 at June 26, 1998.

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

During the first nine months of fiscal 1999, shareholders' equity decreased by $15.4 million to $1,300.5 million at April 2, 1999, while total debt increased by $109.4 million to $920.3 million. The decrease in shareholders' equity was the net result of the positive impact of net income ($67.9 million), cumulative translation adjustments ($1.2 million)
and other items, net, principally related to stock options and incentive programs ($1.7 million), offset by dividends ($16.1 million) and the repurchase of common stock ($70.1 million). As a result, the total debt to capital (shareholders' equity plus total debt) ratio was 41.4% at April 2, 1999 as compared with 38.1% at June 26, 1998. The Company's favorable balance sheet ratios would facilitate additional financing if, in the opinion of management, such financing would enhance the future operations of the Company.

On  September  25,  1998,  the  Company's   Board  of  Directors
authorized a new $100 million stock repurchase program. The stock is to be purchased in the open market from time-to-time or in directly negotiated purchases. This program is in addition to the $200 million and $250 million programs authorized by the Board of Directors in August 1996 and
November 1997, respectively, and which were completed during fiscal year 1998. During the first nine months of fiscal 1999, the Company repurchased 1.4 million shares of its common stock for an aggregate purchase price of approximately $70.1 million. Taking into account the Board of Directors' authorization since August 1996, the Company has purchased almost 8.9 million shares using approximately $520 million in the process. The Company suspended its stock repurchase process early in its third quarter of fiscal 1999 as softer operating earnings caused its interest coverage ratio to fall below the Company's self-imposed limit.

Certain of the Company's operations, primarily its international subsidiaries, occasionally purchase and sell products in currencies other than their functional currencies. This subjects the Company to the risks associated with fluctuations of foreign currency exchange rates. The Company reduces this risk by utilizing natural hedging (offsetting receivables and payables) as well as by creating offsetting positions through the use of derivative financial instruments, primarily forward foreign exchange contracts with maturities of less than sixty days. The market risk related to the foreign exchange contracts is offset by the changes in valuation of the underlying items being hedged. The amount of risk and the use of derivative financial instruments described above is not material to the Company's financial position or results of operations. Including the recently issued Notes, approximately 33% of the Company's outstanding debt is in fixed rate instruments and 67% is subject to variable short-term interest rates. Accordingly, the Company will be impacted by any change in short-term interest rates. The Company does not hedge either its investment in its foreign operations or its floating interest rate exposures.


With the year 2000 less than one year away, many companies, including Avnet, are having to modify their computer systems and applications which currently use two-digit fields to designate a year ("Year 2000 Issue"). Management has assessed and continues to assess the impact of the Year 2000 Issue on the Company's reporting systems and operations. The Company has engaged several outside consulting firms and is using internal resources to perform a comprehensive remediation of the Company's computer systems before the year 2000. The Company's remediation plan with respect to its critical internal systems consists of four phases: (i) high level assessment of systems, (ii) detailed assessment, remediation and unit testing, (iii) deployment and (iv) integration testing. The Company has already completed the high level assessment of the systems phase and is in the midst of the remaining phases of the plan, all of which are expected to be completed by the end of fiscal year 1999. The costs to modify the existing computer systems and applications are significant; however, they will not be material to the
Company's financial position or results of operations. The current estimate (including potential capital expenditures) is in the range of $15.0 million to $17.0 million, of which the Company has currently incurred or has committed to incur approximately $11.0 million.

Management believes that the Company's most reasonably likely worst case year 2000 scenario would involve the failure by third parties to provide products or services to the Company as a result of problems experienced by such third parties with respect to the Year 2000 Issue. Third party system failures could cause the Company to experience disruption of receipt of products from suppliers, interruption of telecommunication and transportation services, or interruption of other critical services. While it is unpredictable at this point in time whether such a worst case scenario is likely to occur, it is possible that any such disruptions of sufficient magnitude could have a material adverse effect on the Company's operations, liquidity and financial condition. The Company is in contact with all its major suppliers to ascertain their progress in implementing year 2000 remediation. Although the Company cannot control the efforts of the many third parties with which it interfaces, management does not currently anticipate that there will be any significant disruption of the Company's ability to transact business. If, however, the Company determines that critical supplies or services from third parties are in jeopardy as a result of the Year 2000 Issue, the Company will immediately adopt or develop contingency plans which are responsive to the circumstances. The Company has already developed and is continuing to implement systems which will identify interchangeable products for many of the products the Company sells. These systems would be an important part of the Company's overall contingency plan in the event a particular supplier becomes unable to meet the Company's requirements for delivering products to it.

Effective on January 1, 1999, a single European currency (the "Euro") was introduced and certain member countries of the European Union established fixed conversion rates between their existing national currencies and the Euro. The participating countries adopted the Euro as their common legal currency on that date, and during the transition period through January 1, 2002 either the Euro or the participating country's national currency will be accepted as legal currency. The Company is addressing the issues raised by the introduction of the Euro including, among other things, the potential impact on its internal systems, tax and accounting considerations, business issues and foreign exchange rate risks. Although management is still evaluating the impact of the Euro, management does not anticipate, based upon information currently available, that the introduction of the Euro will have a material adverse impact on the Company's financial condition or results of operations.

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


Currently, the Company does not have any material commitments for capital expenditures except for the costs associated with its future Belgium warehouse referred to above, the cost of which is currently estimated to be in the range of $25 to $30 million. The Company and the former owners of a Company-owned site in Oxford, North Carolina have entered into a Consent Decree and Court Order with the Environmental Protection
Agency (EPA) for the environmental clean-up of the site, the cost of which, according to the EPA's remedial investigation and feasibility study, is estimated to be approximately $6.3 million, exclusive of the $1.5 million in EPA past costs paid by the potentially responsible parties (PRPs). Pursuant to a Consent Decree and Court Order entered into between the Company and the former owners of the site, the former owners have agreed to bear at least 70% of the clean-up costs of the site, and the Company will be responsible for not more than 30% of those costs. In addition, the Company has received notice from a third party of its intention to seek indemnification for costs it may incur in connection with an environmental clean-up at a site in Rush, Pennsylvania resulting from the alleged disposal of wire insulation material at the site by a former unit of the Company. Based upon the information known to date, management believes that it has appropriately accrued in its financial statements for its share of the costs of the clean-up at both of the above mentioned  sites.  The  Company  is  also  a PRP,  or  has  been notified of claims made against it, at an environmental clean-up site in Huguenot, New York. At this time, management cannot estimate the amount of its potential liability, if any, for clean-up costs in connection with this site, but does not currently anticipate that this matter or any other contingent matters will have a material adverse impact on the Company's financial condition, liquidity or results of operations.

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



                  PART II - OTHER INFORMATION


Item 6.  Exhibits and Reports on Form 8-K:

A. Exhibits:

   Exhibit No.


     3A(i). Certificate of Incorporation of the Company as currently in effect (incorporated herein by reference to the Company's Current Report on Form 8-K bearing cover date of May 6, 1999, Exhibit 3(i)(b)).

     3A(ii).Certificate of Amendment of the Certificate of Incorporation of Avnet, Inc., filed with the New York Department of
            State on February 11, 1999 (incorporated herein by reference to the Company=s Current Report on Form
            8-K  bearing  cover  date  of May 6,  1999,  Exhibit
            3(i)(a)).

     3B. By-laws of the Company (incorporated herein by reference to the Company=s Current Report on Form 8-K bearing cover date of February 12, 1996, Exhibit 3(ii)).

     4.
            Note: The total amount of securities authorized under any instrument which defines the rights of holders of the Company=s long-term debt does not exceed 10% of the total assets of the Company and its subsidiaries on a consolidated basis. Therefore, none of such instruments are required to be filed as exhibits to this Report. The Company agrees to furnish copies of such instruments to the Commission upon request.

    10. Avnet 1997 Stock Option Plan (incorporated herein by reference to the Company's current report on Form 8-K bearing a cover date of May 6, 1999, Exhibit 10).

     27.    Financial Data Schedule (electronic filings only).


B. Reports on Form 8-K

   The Company filed a Current Report on Form 8-K bearing a cover date of May 6, 1999, in which it reported, pursuant
   to  Item  5  of  Form  8-K,   and  whereby  it  filed  (1)  a
   Certificate of Amendment of the Company's Certificate of Incorporation filed with the New York Department of State on February 11, 1999; (2) a Restated Certificate of Incorporation of the Company filed with the New York Department of State on February 22, 1999; and (3) the Avnet 1997 Stock Option Plan as amended and restated on January 29, 1999.


                             S I G N A T U R E S




       Pursuant  to the  requirements  of the  Securities
       Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.










                                             Avnet,Inc.
                                             (Registrant)


                                      By:  s/Raymond Sadowski
                                           Raymond sadowski
                                           Senior Vice President,
                                           Chief Financial Officer
                                           and Assistant Secretary



                                      By:  s/John F. Cole
                                           John F.Cole
                                           Controller and Principal
                                           Accounting Officer


       May 17, 1999
            Date