Form 10-K
period 1999-07-02
AVNET INC
filed 1999-09-29
CIK 8858

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

[X]	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended July 2, 1999

or

[ ]	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                to

Commission file number 1-4224

AVNET, INC.

(Exact name of registrant as specified in its charter)

New York (State or other jurisdiction of incorporation or organization)	11-1890605 (I.R.S. Employer Identification No.)

2211 South 47th Street, Phoenix, Arizona (Address of principal executive offices)	85034 (Zip Code)
Registrant’s telephone number, including area code (480) 643-2000

Securities registered pursuant to Section 12(b) of the Act:

Title of each class Common Stock	Name of each exchange on which registered New York Stock Exchange and Pacific Exchange

Securities registered pursuant to Section 12(g) of the Act:
None (Title of Class)

      Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  YES  [X]  NO  [   ]

      Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  [   ]

      The aggregate market value (approximate) at September 15, 1999 of the registrant’s common equity held by non-affiliates . . . . . $1,584,011,790

      The number of shares of the registrant’s Common Stock (net of treasury shares) outstanding at September 15, 1999 . . . . . 35,200,262 shares.

DOCUMENTS INCORPORATED BY REFERENCE

      Certain portions of the Registrant’s definitive proxy statement (to be filed pursuant to Reg. 14A) relating to the Annual Meeting of Shareholders anticipated to be held November 22, 1999 are incorporated herein by reference in Part III of this Report.

Forward-Looking Statements

      This Report contains forward-looking statements with respect to the financial condition, results of operations and business of Avnet. You can find many of these statements by looking for words like “believes,” “expects,” “anticipates,” “estimates” or similar expressions in this document or in documents incorporated by reference.

      These forward-looking statements are subject to numerous assumptions, risks and uncertainties. Factors that may cause actual results to differ materially from those contemplated by the forward-looking statements include, among others, the following:

•	Competitive pressures in the industry may increase significantly through industry consolidation, entry of new competitors or otherwise.

•	General economic or business conditions, domestic and foreign, may be less favorable than expected, resulting in lower sales than expected.

•	Costs or difficulties related to the integration of newly-acquired businesses may be greater than expected.

•	Possible loss of customers or suppliers as a result of the merger of Avnet with newly-acquired businesses.

•	Legislative or regulatory changes may adversely affect the businesses in which Avnet is engaged.

•	Adverse changes may occur in the securities markets.

•	Changes in interest rates and currency fluctuations may reduce profit margins.

•	Possible allocation of products by suppliers.

      Because forward-looking statements are subject to risks and uncertainties, actual results may differ materially from those expressed or implied by them. You are cautioned not to place undue reliance on these statements, which speak only as of the date of this Report.

      Avnet does not undertake any obligation to release publicly any revisions to any forward-looking statements to reflect events or circumstances after the date of this Report to reflect the occurrence of unanticipated events.

PART I

Item 1.  Business

      Avnet, Inc., incorporated in New York in 1955, together with its subsidiaries (the “Company” or “Avnet”), is one of the world’s largest industrial distributors of electronic components and computer products, with sales in 1999* of $6.35 billion. The Company is a vital link in the chain that connects suppliers of semiconductors, interconnect products, passive and electromechanical devices to original equipment manufacturers (“OEMs”) and contract manufacturers (“CMs”) that design and build the electronic equipment for end-market use, and to other industrial customers. In addition, the Company distributes a variety of computer products and services to both the end user and the reseller channels. Through its electronic components distribution activities, Avnet acts as an extension of a supplier’s sales force by marketing products to a larger base of customers than individual suppliers could do economically. While many suppliers can only serve a few hundred of the larger OEMs and CMs, Avnet is authorized to sell products of more than 100 of the world’s leading component manufacturers to a global customer base of approximately 100,000 OEMs and CMs. Electronic components are shipped as received from Avnet’s suppliers or with assembly or other value added. As part of its distribution activities, Avnet adds various processes that customize products to meet individual OEM customer specifications, and it provides material management and logistic services. From 1994 through 1999, sales of the Company’s electronic components and computer distribution businesses have increased from approximately $3.16 billion to approximately $6.35 billion, a compound annual growth rate of 15.0%.

      In order to better focus on its core business and to capitalize on growing world markets for electronic components and computer products, Avnet has pursued and continues to pursue strategic acquisitions with a focus on international expansion. Beginning with its acquisition in June 1991 of The Access Group Ltd., a United Kingdom-based electronic components distributor, the Company has completed twenty-eight acquisitions, including a transaction completed in July 1999, subsequent to the end of the fiscal year. During its last three fiscal years, the Company completed nine acquisitions: two in Europe; three in the Asia/ Pacific region; two in North America; one in the Middle East, and one in South America (See note 2 of the Notes To Consolidated Financial Statements appearing elsewhere in this Report). Currently, Avnet has approximately 8,200 employees globally and maintains locations in the United States, Canada, Mexico, Europe, Asia, Australia, New Zealand, South Africa and South America. In 1999, Avnet derived approximately 23% of its sales from operations outside of North America as compared with 20% in 1998. At the same time, the Company divested those operations deemed outside of its core business including the July 2, 1999 disposition of Allied Electronics, a non-core business specializing in sales by way of a printed catalog, and the 1998 disposition of Avnet’s Channel Master business, the sole remaining operation in the former Video Communications Group.

      In addition, the Company has recently announced agreements to acquire three businesses, which are expected to have a substantial positive impact on the Company. In June 1999, the Company entered into a merger agreement to acquire Marshall Industries (“Marshall”) and its wholly-owned subsidiary, Sterling Electronics, one of the world’s largest distributors of electronic components and computer products. The merger is subject to the approval of both the Avnet and Marshall shareholders at meetings to be held on October 19, 1999. Marshall had sales of $1.72 billion in its latest fiscal year which ended on May 31, 1999. The Company also entered into separate agreements to acquire 84% of Eurotronics, B.V. (which does business under the name SEI), a pan-European electronic components distributor headquartered in the Netherlands, and 94% of the SEI Macro Group, an electronic components distributor headquartered in the United Kingdom. Both transactions are subject to antitrust review. The Company will acquire the remaining 16% of Eurotronics in connection with the acquisition of Marshall and the remaining 6% of the SEI Macro Group when it completes the acquisition of Eurotronics. The combined annual sales of Eurotronics and the SEI Macro Group are approximately $750 million.

- ---------------

*	References herein to any particular year or quarter generally are to the Company’s fiscal calendar unless otherwise specifically indicated.

New Organizational Structure

      Effective as of the beginning of 1999, the Company changed its organizational structure to strengthen its focus on its core businesses in order to better meet the needs of both its customers and suppliers. The Company currently consists of two major operating groups, Electronics Marketing (“EM”) and the Computer Marketing Group (“CMG”) (through the end of 1998 these two units comprised the former Electronic Marketing Group). EM focuses on the global distribution of and value-added services associated with electronic components. CMG focuses on middle-to high-end, value-added computer products distribution in North America, Europe and Australia. Subsequent to the end of 1999, the Company announced the creation of a third operating group — Avnet Applied Computing (“AAC”). AAC, which is being created by carving out certain business segments of EM and CMG, is still in the formative stages and, therefore, is not discussed in this Report. The former Video Communications Group no longer exists as a result of the sale by the Company of its Channel Master business in October 1997. (Channel Master had minimal sales in 1998.)

      The industry segments in which Avnet operated during the last three years are as follows:

1. EM is engaged in the marketing, assembly, and/or processing of electronic and electromechanical components and certain computer products, principally for industrial and some commercial and military use. It also offers an array of value-added services to its customers, such as inventory replenishment systems, kitting, connector and cable assembly, materials management and semiconductor programming.

2. CMG is an international distributor of computer products to value-added resellers and end users focusing primarily on middle-to high-end, value-added computer products and services.

3. The Video Communications Group, which was eliminated in October 1997 with the sale of Channel Master, was engaged in the manufacture, assembly and/or marketing of TV signal processing equipment.

      The sales, operating income and assets of EM, CMG and the Video Communications Group, as well as Avnet’s sales and assets by geographic area, prepared in accordance with Statement of Financial Accounting Standards No. 131, are shown in Note 13 to the Company’s consolidated financial statements appearing in Item 14 of this Report.

      The following tables set forth, for each of Avnet’s three fiscal years ended July 2, 1999, June 26, 1998 and June 27, 1997 the approximate amount of sales and operating income of Avnet which are attributable to each industry segment described above.

SALES

	Fiscal Years Ended

	July 2,	June 26,	June 27,
	1999	1998	1997

	(Millions)

Electronics Marketing	$4,795.1	$4,474.2	$4,139.7

Computer Marketing	1,554.9	1,403.7	1,084.7

Video Communications	—	38.4	166.2

	$6,350.0	$5,916.3	$5,390.6

OPERATING INCOME

	Fiscal Years Ended

	July 2,	June 26,	June 27,
	1999	1998	1997

	(Millions)

Electronics Marketing	$256.1	$297.3	$307.0

Computer Marketing	43.0	61.7	51.6

Video Communications	—	3.0	12.3

Corporate	(56.6)	(55.4)	(43.2)

Operating income before special items	242.5	306.6	327.7

Special items	(69.3)	(35.4)	—

Operating income	$173.2	$271.2	$327.7

Electronics Marketing (“EM”)

      EM is the Company’s largest operating group, with 1999 sales of $4.80 billion, representing approximately 76% of Avnet’s consolidated sales. EM is comprised of three regional operations: EM Americas, which had sales of $3.45 billion in 1999, or approximately 54% of Avnet’s consolidated sales; EM EMEA (Europe, Middle East and Africa), which had sales of $1.13 billion in 1999, or approximately 18% of Avnet’s consolidated sales; and EM Asia, which had sales of $0.22 billion in 1999, or approximately 4% of Avnet’s consolidated sales.

      As part of the Company’s overall reorganization effective at the beginning of 1999, the Company reorganized its EM Americas business unit. EM Americas was reorganized in order to provide more value to its customers and suppliers through increased product specialization and to provide focused services to its customers through a single account manager. Immediately prior to the reorganization, EM Americas consisted primarily of four business units — Hamilton Hallmark, Time Electronics, Penstock and Allied Electronics.

      In the EM Americas reorganization, the sales forces of Hamilton Hallmark, Time Electronics and Penstock were combined. Through a single account manager, customers now have complete access to the products and services of the Company’s core distribution business, including those of the former Hamilton Hallmark, Time Electronics and Penstock divisions, as well as complete access to the following Avnet global brands (services):

•	Core Value Services — Addresses the transactional needs of the traditional electronic components distribution market, offering one of the industry’s broadest line cards and convenient one-stop shopping with an emphasis on on-time delivery, responsiveness and quality.

•	Avnet Design Services — A suite of engineering and technical services for customers, including turnkey logic designs, reference designs and product designs, and demand creation services for suppliers.

•	Avnet Integrated Material Services — Customer-specific materials management, including leading-edge, information technology-based services, and pin-point logistics. IMS develops and implements innovative materials management solutions for EM’s major customers and their contract manufacturers.

•	Avnet Personal Computer Components — Specializing in sales of microprocessors, motherboards, memory, networking products and mass storage to personal computer OEMs and system integrators. (During fiscal year 2000 this business will become part of Avnet Applied Computing.)

      These Avnet global brands offer focused services and unique financial models in the other two EM geographic regions (EM EMEA and EM Asia) as well as in EM Americas.

      In addition, the EM Americas organization has created product business groups (“PBGs”) which specialize in the various product categories that the Company sells as opposed to being organized along individual supplier lines. There are currently four PBGs which are responsible for purchasing, inventory management, supplier relationships and product marketing. The PBGs are as follows: (1) Semiconductor; (2) Interconnect, Passive and Electromechanical; (3) Radio Frequency and Microwave; and (4) OEM Systems. Electronics Marketing is in the process of reorganizing its EMEA and Asia/ Pacific operation along similar lines to more effectively position itself as a true global distributor.

      EM EMEA distributes semiconductors, interconnect, passive and electromechanical devices, and technical communication products in 18 Western and Eastern European countries, South Africa and Israel. It also provides the full range of value-added services associated with the products it sells through Avnet Integrated Material Services and Avnet Design Services.

      EM EMEA has almost completed its reorganization as it prepares to open its new central European warehouse located in Tongeran, Belgium. The facility, which is scheduled to begin operations during the second quarter of fiscal 2000, will be the primary source for inventory shipments throughout Europe. In addition, small proximity warehouses will continue to operate in certain locations to satisfy customer requirements. The new operating structure for EM EMEA is made possible by the functionality provided by the Company’s multi-lingual multi-currency client/server based SAP computer system which operates on a wide area network throughout Europe. Major enhancements to this system are scheduled to go on-line at around the same time as the new central warehouse begins operating.

      EM Asia is a value-added distributor of electronic components and services in 10 Asian countries and Australia and New Zealand. All the EM Asia operations have complete access to the products and services provided by the Avnet global brands. In July 1999, following the successful implementation of its SAP computer system, Avnet EM’s Asian corporations began operating as an integrated business unit headed by Avnet Asia Pte Ltd., with its regional headquarters in Singapore.

Computer Marketing Group (“CMG”)

      CMG is an international distributor of computer products to value-added resellers and end users focusing primarily on middle-to high-end, value-added computer products and services. CMG’s 1999 sales were $1.55 billion, representing approximately 24% of Avnet’s consolidated sales. CMG consists of two major business units — Avnet Computer and Hall-Mark Global Solutions.

      Avnet Computer sells industry leading high-end systems, mid-range servers, workstations, PCs, software, storage, networking, peripherals and services to end user customers. Avnet Computer is one of North Americas’s leading technology solutions integrators, providing hardware, software and services for corporate-wide applications. Avnet Computer leverages its array of financial, acquisition and technical services to bring value to businesses intent on managing their total cost of technology infrastructure — from the data center, through the network, to the desktop.

      Hall-Mark Global Solutions concentrates on sales of computer systems, peripherals and components to the reseller channel. Management believes that Hall-Mark Global Solutions is the industry’s leading technical distributor of open systems in support of a limited line card of the foremost computer and peripherals manufacturers, which include Compaq, Hewlett-Packard, IBM and Intel. Hall-Mark Global Solutions provides those manufacturers’ products to value-added resellers, along with complementary value-added solutions and in-house engineering support, complex systems integration and configuration services.

      CMG has also created Avnet Direct, an Internet commerce company which sells computer systems to businesses and individuals on the World Wide Web. These computer systems are configured from thousands of name-brand computer and peripheral equipment products and software carried in CMG’s inventories. During 1998, CMG expanded its operations into Europe by starting an operation in Germany and by acquiring the business of Bytech Systems Ltd. in the United Kingdom in May 1998. During 1999, CMG expanded its focus on the IBM product line with the acquisition of the JBA Computer Solutions Division of JBA International.

Locations and Major Products

      One of Avnet’s critical strengths is the breadth and quality of the suppliers whose products it distributes. Listed below are the major product categories and the approximate sales in fiscal 1999, the percentage of the Company’s consolidated sales and the major suppliers in each category:

•	Semiconductors: Sales of semiconductors in 1999 were approximately $3.57 billion, or 56% of consolidated sales. The Company’s major suppliers of semiconductors are Advanced Micro Devices, Agilent Technologies, Analog Devices, Conexant, Dallas Semiconductor, Fairchild, Hitachi, Integrated Device Technology, Intel, Lattice, LSI Logic, Micron Semiconductors, Motorola, National Semiconductor, ON Semiconductor, Philips Semiconductors, ST Microelectronics, Texas Instruments and Xilinx.

•	Computer Products: Sales of computer products in 1999 from all of the Company’s business units were approximately $1.73 billion, or 27% of consolidated sales. The Company’s major suppliers of computer products are Cabletron, Compaq Computer Corporation, Computer Associates, Hewlett-Packard, IBM, Intel and Oracle.

•	Connectors: Sales of connector products in 1999 were approximately $0.44 billion, or 7% of consolidated sales. The Company’s major suppliers of connectors are AMP, Amphenol, ITT Cannon, Molex, Thomas and Betts Components and 3M.

•	Passives, Electromechanical and Other: Sales of passives, electromechanical and other products in 1999 were approximately $0.61 billion, or 10% of consolidated sales. The Company’s major suppliers of these products are Aromat, AVX, Bourns, Lambda, Leach, Murata, Nichicon, Pulse, Teledyne and Vishay.

      Most of the Company’s product lines are covered by nonexclusive distributor agreements with suppliers, cancelable upon 30 to 180 days notice. Most of these agreements provide for the periodic return to the supplier of obsolete inventory and the return of all standard inventory upon termination of the contract.

      The combined sales for EM and CMG (formerly called the Electronic Marketing Group) by major product class for the last three years are as follows:

	Fiscal Years Ended

	July 2,	June 26,	June 27,
	1999	1998	1997

	(Millions)

Semiconductors	$3,573.1	$3,223.0	$2,938.2

Computer products	1,731.0	1,589.1	1,302.0

Connectors	437.9	506.2	445.9

Other (primarily passives and electromechanical devices)	608.0	559.5	538.3

	$6,350.0	$5,877.8	$5,224.4

      As of July 2, 1999, the Company had about 172 locations in the United States, Canada, Europe, the Middle East, South Africa, South America, and the Asia/ Pacific region, many of which contain sales, warehousing and administrative functions for multiple business units. In addition, the Company has a small number of stores in customers’ facilities.

Competition

      All of the Company’s operations are in highly competitive fields. With regard to many of its product lines, the Company may be in competition not only with other distributors but also with its suppliers. A key competitive factor in the distribution industry as a whole is the carrying of a significant amount of inventory to meet rapid delivery requirements of customers. In addition, the Company enhances its competitive position by offering a variety of value-added services which entails the performance of services and/or processes tailored to individual customer specifications and business needs such as point of use replenishment, testing, assembly and materials management. The Company is the world’s second largest industrial distributor (based on sales) of electronic components and computer products according to Electronic News (‘EN’), a prominent industry publication, which ranks the top distributors. The Company’s major competitors are Arrow Electronics, Veba Electronics, Pioneer-Standard, Future Electronic and Marshall Industries, whose sales when combined with the Company’s sales comprised approximately 79% of the total estimated calendar 1998 sales of the top twenty-five distributors ranked by EN.

Number of Employees

      At August 27, 1999, Avnet had approximately 8,200 employees.

Item 2.  Properties

      As of July 2, 1999, Avnet owned and leased approximately 1,069,000 and 2,373,000 square feet of space, respectively, of which approximately 70% was located in the United States. EM’s principal facilities for warehousing and value-added operations are located in Chandler, AZ; Peabody, MA; and Oxford, NC, where it has approximately 395,000, 226,000 and 201,000 square feet of space, respectively. CMG’s principal facilities for warehousing and value-added operations are located in Chandler, AZ and Peabody, MA where it has approximately 196,000 and 97,000 square feet of space, respectively. The Company leases a 176,000 square foot building consisting of principal office space in Phoenix, AZ, which is used by both EM and CMG, as well as for the Company’s corporate headquarters.

Item 3.  Legal Proceedings

      In the opinion of management, there are no material pending or threatened legal proceedings to which the Company or any of its subsidiaries is a party. However, as previously reported, the Company is a potentially responsible party (“PRP”) or has received claims for indemnity in several environmental cleanups under the Comprehensive Environmental Response, Compensation and Liability Act (“CERCLA”). In particular, real estate owned by a subsidiary of the Company in Oxford, NC is listed on the EPA’s National Priorities List, and the Company and the prior owner of the site have entered into a Consent Decree with the EPA pursuant to which the parties have agreed to clean up the site. Additional information about this site and other sites is set forth on page 16 of this Report. The Company does not anticipate that the reported matters or its compliance with Federal, state and local environmental laws will have a material adverse impact on its financial condition, liquidity, capital expenditures, results of operations or competitive position.

Item 4.  Submission of Matters to a Vote of Security Holders

      None during the fourth quarter of 1999.

Item 4A.  Executive Officers of the Company

      The current executive officers of the Company are:

Name	Age	Office

Roy Vallee	47	Chairman of the Board, Chief Executive Officer and Director

David R. Birk	52	Senior Vice President, General Counsel and Secretary

Steven C. Church	50	Senior Vice President

Anthony T. DeLuca	49	Senior Vice President

Brian Hilton	57	Senior Vice President

Raymond Sadowski	45	Senior Vice President, Chief Financial Officer and Assistant Secretary

Richard Ward	59	Senior Vice President

Andrew S. Bryant	44	Vice President

Charles Smith	52	Vice President

George Smith	53	Vice President

John F. Cole	57	Controller

      Mr. Vallee joined the Company in February 1977 and has been Chairman of the Board and Chief Executive Officer since June 1998. Prior thereto, he was Vice Chairman of the Board since November 1992, and also President and Chief Operating Officer from March 1992.

      Mr. Birk became Avnet’s Secretary in July 1997 and has been Senior Vice President and General Counsel since November 1992.

      Mr. Church has been Senior Vice President since November 1995 and also has been co-President of EM since August 1998. Prior to August 1998, he was President of Avnet’s OEM Marketing Group and Vice President, Southwest Area Director for Hamilton Hallmark, Vice President of Corporate Marketing for Hamilton Hallmark, and President of Hamilton Hallmark.

      Mr. DeLuca has been Senior Vice President since November 1990 and Director of Global Operations since June 1996.

      Mr. Hilton has been Senior Vice President since November 1998 and Vice President since November 1997. He also has been co-President of EM since August 1998. Prior thereto, he was President of EM Asia from October 1997. Prior to joining the Company in October 1997, Mr. Hilton was a senior executive with Motorola.

      Mr. Sadowski has been Senior Vice President since November 1992 and Chief Financial Officer since February 1993.

      Mr. Ward has been Senior Vice President since November 1996, and President of the Computer Marketing Group from 1994 to June 1999. Prior thereto, he was Vice President of Avnet and held various executive positions within the Computer Marketing Group’s business operations.

      Mr. Bryant has been President of the Computer Marketing Group since June 1999 and prior thereto was President of Hall-Mark Computer Division since 1998. Mr. Bryant was President of the Avnet Computer Division from 1996 to 1998, Executive Vice President of Avnet Computer from 1995 to 1996 and Vice President of Volume End User Sales & Marketing from 1992 to 1995. He has been a Vice President of Avnet since 1996.

      Mr. Charles Smith has been a Vice President since November 1995 and a Senior Vice President, Director of Global Supplier Business Management for EM since July 1999. From June 1998 to July 1999 he was President of Avnet Electronics Marketing Commercial Semiconductor Product Business Group. Prior thereto he was President of Avnet’s Hamilton Hall-Mark Division since 1993.

      Mr. George Smith has been President of Electronics Marketing EMEA since August 1998. From September 1996 to January 1998, Mr. Smith served as the President of the Computer Marketing Group Europe. Prior thereto, he was President of Hall-Mark Computer Products from 1994 to 1996 and Executive Vice President for Avnet Computer from 1993 to 1994. He has been a Vice President of Avnet since 1996.

      Mr. Cole has been Avnet’s Controller since February 1993.

      Officers of the Company are generally elected each year at the meeting of the Board of Directors following the annual meeting of shareholders and hold office until the next such annual meeting or until their earlier death, resignation or removal.

PART II

Item 5.	Market for Registrant’s Common Equity and Related Stockholder Matters

Market price per share

      The Company’s common stock is listed on the New York Stock Exchange and the Pacific Exchange. Quarterly market prices (as reported in the consolidated reporting system for issues listed on the New York Stock Exchange) for the last two fiscal years were:

	1999				1998

Fiscal Quarters	High		Low		High		Low

1st	$58	1/2	$35	1/4	$72	1/2	$57	1/2

2nd	60	5/8	34	15/16	74	1/2	59	1/2

3rd	60	15/16	35	5/8	68		57

4th	51		34		64	5/16	53	11/16

Record Holders

      As of September 15, 1999 there were approximately 5,345 record holders of Avnet’s common stock.

Dividends

      The cash dividend paid on the common stock was 15 cents per share during each quarter in 1999 and 1998.

Item 6.  Selected Financial Data

	Fiscal Years Ended

	July 2,		June 26,		June 27,	June 28,	June 30,
	1999		1998		1997	1996	1995

	(In millions, except for per share and ratio data)

Income:

Sales	$6,350.0		$5,916.3		$5,390.6	$5,207.8	$4,300.0

Gross profit	948.6	(c)	980.4	(b)	961.8	969.1	816.4

Operating income	173.2	(c)	271.2	(b)	327.7	349.0	261.5	(a)

Income taxes	200.8	(c)	115.9	(b)	130.7	136.8	103.1	(a)

Net income	174.5	(c)	151.4	(b)	182.8	188.3	140.3	(a)

Financial Position:

Working capital	1,517.5		1,461.3		1,319.0	1,293.9	1,057.1

Total assets	2,984.7		2,733.7		2,594.1	2,521.7	2,125.6

Total debt	791.5		810.9		514.6	497.5	419.5

Shareholders’ equity	1,397.6		1,315.9		1,502.2	1,505.2	1,239.4

Per Share:
Earnings:(d)

Basic	4.90	(c)	3.85	(b)	4.29	4.34	3.44	(a)

Diluted	4.86	(c)	3.80	(b)	4.25	4.31	3.32	(a)

Dividends	.60		.60		.60	.60	.60

Book value	39.70		36.09		36.55	34.67	30.38

Ratios:

Operating income margin on sales	2.7%	(c)	4.6%	(b)	6.1%	6.7%	6.1%	(a)

Profit margin on sales	2.7%	(c)	2.6%	(b)	3.4%	3.6%	3.3%	(a)

Return on equity	13.2%	(c)	10.4%	(b)	12.0%	13.3%	12.0%	(a)

Return on capital	9.4%	(c)	8.3%	(b)	10.1%	11.0%	10.1%	(a)

Quick	1.6:1		1.6:1		1.5:1	1.6:1	1.6:1

Working capital	2.9:1		3.4:1		3.3:1	3.5:1	3.3:1

Total debt to capital	36.2%		38.1%		25.5%	24.8%	25.3%

(a)	After special charges of $16.8 ($0.41 per share on a diluted basis) for (i) restructuring and integration charges ($13.5 or $0.33 per share), (ii) the retroactive impact of the change in U.S. tax rates ($0.5 or $0.01 per share) and (iii) the cumulative effect of a change in the method of accounting for income taxes ($2.8 or $0.07 per share).

(b)	Includes the net negative impact of $14.9 pre-tax and $12.5 after-tax ($0.32 per share on a diluted basis) for (i) the gain on the sale of Channel Master of $33.8 pre-tax and $17.2 after-tax, (ii) costs relating to the divestiture of Avnet Industrial, the closure of the Company’s corporate headquarters in Great Neck, New York, and the anticipated loss on the sale of Company-owned real estate, amounting to $13.3 pre-tax and $8.5 after-tax, and (iii) incremental special charges associated with the reorganization of the Company’s Electronics Marketing Group, amounting to $35.4 pre-tax and $21.2 after-tax.

(c)	Includes the net gain on exiting the printed catalog business recorded in the fourth quarter of fiscal year 1999 offset by special charges recorded in the first quarter associated with the reorganization of Electronics Marketing. The net positive effect on pre-tax income, net income and diluted earnings per share were $183.0, $64.0, and $1.78, respectively.

(d)	Earnings per share have been restated to conform with the provisions of SFAS No. 128, “Earnings Per Share”.

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

      For an understanding of the significant factors that influenced the Company’s performance during the past three fiscal years, the following discussion should be read in conjunction with the consolidated financial statements, including the related notes, and other information appearing elsewhere in this Report. Reference herein to any particular year or quarter generally refers to the Company’s fiscal year periods.

      Effective as of the beginning of 1999, the Company changed its organizational structure to strengthen its focus on its core businesses and thereby better meet the needs of both its customers and suppliers. This change involved dividing the former Electronic Marketing Group into its two major lines of business: the distribution of electronic components and the distribution of computer products. Accordingly, the Company currently consists of two major operating groups, Electronics Marketing (“EM”) and the Computer Marketing Group (“CMG”). (Through the end of 1998, these two units comprised the former Electronic Marketing Group.) EM, which focuses on the global distribution of and value-added services associated with electronic components, is comprised of three regional operations — EM Americas, EM EMEA (Europe, Middle East and Africa) and EM Asia. CMG, which focuses on middle-to high-end value-added computer products distribution and related services, consists of Avnet Computer, Hall-Mark Global Solutions and a number of other specialty businesses. The business of each of these operations is described in Item 1 of this Report. References below under Results of Operations to “EM” and “CMG” are to the new group structure. Subsequent to the end of 1999, the Company announced the creation of a third operating group — Avnet Applied Computing (“AAC”). AAC, which is being created by carving out certain business segments from EM and CMG, is still in the formative stages. Accordingly, this discussion and analysis will not include any additional reference to AAC.

      In October 1997, the Company completed the disposition of its Channel Master business, the sole remaining operation in the former Video Communications Group. The disposition of the Channel Master business did not and will not have a material impact on the Company’s financial condition and liquidity.

Results of Operations

      Consolidated sales were a record $6.350 billion in 1999, up 7% as compared with sales of $5.916 billion in 1998. EM’s record sales of $4.795 billion in 1999 were up over 7% as compared with $4.474 billion in 1998, and CMG’s sales of $1.555 billion in 1999 were up almost 11% as compared with $1.404 billion in 1998. Excluding the impact of acquisitions, EM’s sales for 1999 were approximately 5% higher than in 1998 and CMG’s sales were up approximately 2% during that comparative period. EM Americas’ sales in 1999 of $3.451 billion were up over 4% as compared with the prior year, while EM EMEA’s 1999 sales were up over 10% and EM Asia’s sales were up 49% due in part to sales of newly-acquired businesses. Excluding the impact of acquisitions, EM EMEA’s and EM Asia’s 1999 sales were up approximately 5% and 14%, respectively, as compared with the prior year. Consolidated sales also benefitted from the extra week of operations in 1999 as compared with 1998 and 1997 due to the Company’s “52/53 week” fiscal calendar. (See note 1 to the consolidated financial statements appearing elsewhere in this Report.)

      Consolidated sales were $5.916 billion in 1998, up 10% as compared with sales of $5.391 billion in 1997. EM’s sales of $4.474 billion in 1998 were up approximately 8% as compared with $4.140 billion in 1997, and CMG’s sales of $1.404 billion in 1998 were up over 29% as compared with $1.085 billion in 1997. Channel Master’s sales in 1998 for the portion of the year prior to its disposition were $38 million as compared with $166 million in 1997. EM Americas’ sales in 1998 of $3.308 billion were up almost 10% as compared with the prior year, while EM EMEA’s 1998 sales were up approximately 4% and EM Asia’s sales were essentially unchanged.

      In connection with the change in organizational structure referred to above, the Company reorganized both its EM Americas and EM EMEA operations. During the first quarter of 1999, the Company recorded $26.5 million pre-tax and $15.7 million after-tax ($0.43 per share on a diluted basis) of incremental special charges associated primarily with the European portion of its EM EMEA operations. Approximately $18.6 million of the pre-tax charge is included in operating expenses, most of which required an outflow of cash, and $7.9 million is included in cost of sales, which represented a non-cash write-down. These charges included severance, inventory reserves required related to supplier terminations and other items. The first quarter charges in 1999 also included some incremental costs associated with the completion of the reorganization of EM Americas, most of the costs for which were recorded in the fourth quarter of 1998 as discussed below. These costs included primarily employee relocation and special incentive payments as well as some additional severance costs. At July 2, 1999, the last day of fiscal 1999, the only cash remaining to be expended in connection with the first quarter special charges were amounts associated with long-term real property lease terminations and contractual commitments, the amounts of which were not material.

      The initial special charge related to the reorganization of EM Americas was recorded during the fourth quarter of 1998. At that time, the Company recorded $35.4 million pre-tax and $21.2 million after-tax ($0.57 per share on a diluted basis) of incremental special charges associated principally with this reorganization. Approximately $25.7 million of the pre-tax charge was included in operating expenses and $9.7 million was included in cost of sales. These charges included severance, real property lease termination costs, inventory reserves required related to supplier terminations, the write-down of goodwill and other items. The write-down of goodwill related to a small underperforming operating unit, the ultimate disposition of which will not have a material impact on the Company’s future results of operations. Of the special charges of $35.4 million pre-tax, approximately $17.1 million did not require an outflow of cash and $18.3 million required the use of cash, substantially all of which had been expended at July 2, 1999.

      Management expects that the Company’s future results of operations will benefit from the expected cost savings resulting from these reorganizations, and that the impact on liquidity and sources and uses of capital resources will not be material. The reorganization of EM’s European operations will have one more phase which has not yet been finalized. That phase relates to the consolidation of warehousing operations in Europe. Construction of the central warehouse facility located in Tongeren, Belgium has been completed and it is currently anticipated that the warehouse will begin operations in the second quarter of fiscal year 2000. The implementation of this final phase will result in some incremental special charges related primarily to severance and various other relocation related costs.

      In addition to the first quarter 1999 special charges referred to above, the 1999 results include the fourth quarter net gain associated with management’s decision to exit the printed catalog business. The net gain consisted of the $252.3 million pre-tax gain on the sale of the Company’s former Allied Electronics subsidiary on July 2, 1999, the last day of fiscal 1999, offset somewhat by charges of $42.8 million recorded in connection with the intended disposition of the Avnet Setron catalog operation in Germany. Most of the charge related to the intended disposition of Avnet Setron involved the non-cash write-off of goodwill and a reserve for inventory on product lines not typically sold by EM’s core businesses. The net positive effect on fourth quarter 1999 pre-tax income, net income and diluted earnings per share was $209.5 million, $79.7 million and $2.25, respectively. The unusually large impact on taxes was as a result of the elimination of goodwill attributable to the Allied and Setron businesses for which no tax benefit is available.

      In total, the special items recorded in 1999 as discussed above positively impacted income before income taxes, net income and diluted earnings per share by $183.0 million, $64.0 million and $1.78, respectively. Of the $183.0 million pre-tax gain related to special items, charges of $56.1 million are included in operating expenses and $13.1 million are included in cost of sales, and the $252.3 million net pre-tax gain on the sale of Allied Electronics is shown separately in the Consolidated Statement of Income. The net positive impact of the special items on diluted earnings per share for 1999 ($1.78) was $0.04 less than the sum of the applicable amounts for the fourth quarter and first quarter ($2.25 per share less $0.43 per share) due to the effect of the Company’s stock repurchase program on the weighted average number of shares outstanding (see “Liquidity and Capital Resources” below) and the amount of the special items.

      In addition to the fourth quarter 1998 special charges referred to above, the 1998 results included the second quarter gain on the sale of the Company’s former Channel Master business amounting to $33.8 million pre-tax, offset somewhat in operating expenses by $13.3 million of costs relating to the divestiture of Avnet Industrial, the closure of the Company’s corporate headquarters in Great Neck, New York, and the anticipated loss on the sale of Company-owned real estate. At the time the special charges were recorded, they represented primarily a non-cash write-down to reflect the expected value to be received upon the disposition of Avnet Industrial and the Company-owned real estate. The Company has subsequently disposed of Avnet Industrial for an amount approximating the written down value and is still in the process of disposing of the Company-owned real estate, the written down value of which is still believed to approximate its market value based upon real estate appraisals. The disposition of the Company-owned real estate will not have a material impact on the Company’s future results of operations, liquidity and sources and uses of capital resources. The net effect of these items was to increase 1998 income before income taxes by $20.5 million and net income by $8.7 million ($0.21 per share on a diluted basis for the second quarter).

      In total, the special items recorded in 1998, as discussed above, negatively impacted income before income taxes, net income and diluted earnings per share by $14.9 million, $12.5 million, and $0.32 per share, respectively. (The effective tax rate related to the special items reflects the impact of certain amounts which are not subject to income taxes.) The net positive impact of the special items on diluted earnings per share for 1998 ($0.32) was $0.04 less than the sum of the applicable amounts for the second quarter and fourth quarter ($0.21 per share less $0.57 per share) due to the effect of the Company’s stock repurchase program on the weighted average number of shares outstanding and the amount of the special items.

      In 1999, sales of semiconductors, computer products, connectors and other products (principally passives and electromechanical devices) represented 56%, 27%, 7% and 10%, respectively, of consolidated sales, as compared with 54%, 27%, 9% and 10%, respectively, in 1998 (including in 1998 Channel Master’s sales which are reflected in ‘other’ products).

      Consolidated gross profit margins (before special charges) were 15.1% in 1999 as compared with 16.7% and 17.8% in 1998 and 1997, respectively. This downward trend is due primarily to the competitive environment in the electronic distribution marketplace as a result of the global industry cyclical downtrend as well as the effect of increased sales of computer products (including microprocessors, DRAMS, disk drives, etc.), which have lower gross profit margins than other products in the Company’s product lines. EM’s gross profit margins were relatively stable over the four quarters in 1999, possibly an indication that the electronics distribution industry may be beginning to rebound from the longest cyclical downtrend in its history. Although operating expenses (before special charges) in absolute dollars were sequentially higher during the last three years, they remained unchanged at 11.3% as a percentage of sales during 1999 as compared with 1998 even during this difficult business cycle within the industry. Comparative operating expenses were negatively impacted by approximately $10.5 million of incremental costs associated with the Company’s year 2000 remediation program (see below), the extra week of expenses due to the Company’s “52/53 week” fiscal calendar and by normal operating expenses incurred by newly acquired businesses. The Company reduced operating expenses (before special charges) as a percentage of sales to 11.3% in 1998 as compared with 11.7% in 1997. As a result, operating income (before special charges) of $242.5 million in 1999 represented 3.8% of sales, as compared with $319.9 million or 5.4% of sales in 1998 and $327.7 million or 6.1% of sales in 1997.

      Other income was $1.9 million in 1999 as compared with $2.4 million and $11.7 million in 1998 and 1997, respectively. Other income in 1997 included the third quarter $7.6 million gain on the sale of the Company’s former Culver City, California facility. Interest expense was $52.1 million in 1999, as compared with $40.0 million and $26.1 million in 1998 and 1997, respectively. The significant increase in interest expense during the last few years was due primarily to increased borrowings to fund the Company’s stock repurchase program, its acquisition program and the additional working capital requirements to support the growth in business.

      As a result of the factors described above, consolidated net income including all special items in 1999 was $174.5 million, or $4.86 per share on a diluted basis, as compared with $151.4 million, or $3.80 per share on a diluted basis, in 1998 and $182.8 million, or $4.25 per share on a diluted basis, in 1997. Excluding the special items referred to above, net income in 1999 was $110.5 million, or $3.08 per share on a diluted basis, as compared with net income of $163.9 million, or $4.12 per share on a diluted basis in 1998. Net income before special items as a percentage of sales was 1.7% in 1999 as compared with 2.8% and 3.4% in 1998 and 1997, respectively.

      As the Company has increased its investment in foreign operations, the financial statement impact associated with the volatility of foreign currency exchange rates has become more apparent. The translation into U.S. dollars of the financial statements of the Company’s foreign subsidiaries resulted in a charge recorded directly to shareholders’ equity amounting to $4.2 million, $17.0 million and $20.5 million in 1999, 1998 and 1997, respectively. The charge in 1999 was due primarily to the weakening of British and French currencies against the dollar. The charge in 1998 was due primarily to the weakening of the French, Canadian and Far East currencies against the U.S. dollar, and the charge in 1997 was due primarily to the weakening of the French, German, Italian and Swedish currencies against the U.S. dollar. The effect of foreign currency exchange rate fluctuations on the 1999 statement of income was not material due to the fact that Avnet’s international operations represent only 28% of sales and a smaller percentage of income. Had the various average foreign currency exchange rates remained the same during 1999 as compared with 1998, Avnet’s consolidated 1999 sales and net income would have been less than 1% higher than the actual reported results for 1999.

Liquidity and Capital Resources

      Over the last three years, cash generated from income before depreciation, amortization, the pre-tax gain on the dispositions of Allied Electronics and Channel Master, and other non-cash items amounted to $452.2 million. During that period, $184.6 million was used for working capital needs (excluding cash) resulting in $267.6 million of net cash flows provided from operations. In addition, $220.8 million, net, was needed for other normal business operations including purchases of property, plant and equipment ($148.8 million) and dividends ($77.3 million), offset by cash generated from other immaterial items ($5.3 million). This resulted in $46.8 million being generated from normal business operations. During that three-year period, the Company also used $98.8 million, net, for the repurchase of its common stock ($520.1 million) and the repayment of other debt ($2.8 million), offset somewhat by the net cash generated from dispositions of operations in excess of the cash used for acquisitions ($424.1 million). This overall use of cash of $52.0 million was financed by $316.2 million raised from the issuance of commercial paper, the issuance of the 6.45% Notes due August 15, 2003 (see below) and an increase in bank debt, offset by a $264.2 million increase in cash and cash equivalents.

      In 1999, the Company generated $9.8 million from income before depreciation, amortization, the pre-tax gain on the sale of Allied Electronics and other non-cash items, and generated $62.2 million by reducing working capital, resulting in $72.0 million of net cash flows provided from operations. In addition, the Company used $99.5 million for other normal business operations including purchases of property, plant and equipment ($73.0 million) and dividends ($26.8 million), offset by cash generated from other immaterial items ($0.3 million). This resulted in $27.5 million being used for normal business operations. The Company also used $70.1 million to repurchase its common stock and generated $338.4 million from its disposition of Allied Electronics, net of cash used for acquisitions, and the issuance of other debt. Of this overall generation of cash of $240.8 million, $11.4 million was used to reduce debt and $229.4 million was added to cash and equivalents.

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

      The Company’s quick assets at July 2, 1999 totaled $1.273 billion as compared with $976.9 million at June 26, 1998. At July 2, 1999, quick assets exceeded the Company’s current liabilities by $476.8 million as compared with $369.8 million excess at the end of 1998. Working capital at July 2, 1999 was $1.517 billion as compared with $1.461 billion at June 26, 1998. At July 2, 1999 to support each dollar of current liabilities, the Company had $1.60 of quick assets and $1.31 of other current assets, for a total of $2.91 as compared with

$3.41 at the end of the prior fiscal year. However, the above balance sheet amounts at July 2, 1999 were significantly impacted by the $377.0 million of cash received on that day in connection with the sale of Allied Electronics. On July 2, 1999, cash and cash equivalents included $240.1 million of before-tax proceeds from the sale of Allied Electronics with the balance of the cash received at closing having been used to reduce commercial paper outstanding. In addition, current liabilities at July 2, 1999 included approximately $134.7 million of accrued income taxes payable as a result of the gain on the sale of Allied Electronics.

      In the first quarter of 1999, the Company issued $200.0 million of 6.45% Notes due August 15, 2003 (the “Notes”). The net proceeds received by the Company from the sale of the Notes were approximately $198.3 million after deduction of the underwriting discounts and other expenses associated with the sale of the Notes. The net proceeds from the Notes have been used to repay indebtedness which the Company may re-borrow for general corporate purposes, including capital expenditures, acquisitions, repurchase of the Company’s common stock and working capital needs.

      In June 1999, the Company entered into separate credit agreements with Banca Commerciale Italiana and UniCredito Italiano. The agreements provide eighteen-month facilities with lines of credit totaling 83 billion Italian Lira (USD equivalent of approximately $43.8 million). The facilities are currently being used primarily as a source of working capital financing for the Company’s Italian subsidiary. In addition, in September 1998, the Company entered into an agreement with KBC, a Belgian bank, to finance the construction of the new Avnet Europe, NV/ SA distribution center in Tongeren, Belgium. The agreement provides for multiple term loans totaling 665 million Belgian Francs (USD equivalent of approximately $16.9 million) which may be converted into term loans with maturities between three and fifteen years. The facilities are currently being used to finance real estate, computer equipment, infrastructure and project consultancy costs related to the new European distribution center.

      In the first quarter of 1998, the Company renegotiated its revolving credit agreement with a syndicate of banks led by NationsBank of North Carolina, N.A., which has now merged with Bank of America. The agreement provides a five-year facility with a line of credit of up to $700.0 million. The Company may select from various interest rate options and maturities under this facility. This credit facility serves as a primary funding vehicle as well as a backup for the Company’s commercial paper program pursuant to which the Company is authorized to issue short-term notes for current operational business requirements. The credit agreement contains various covenants, none of which management believes materially limit the Company’s financial flexibility to pursue its intended financial strategy.

      On September 25, 1998, the Company’s Board of Directors authorized a new $100 million stock repurchase program. The stock is to be purchased in the open market from time-to-time or in directly negotiated purchases. This program is in addition to the $200 million and $250 million programs authorized by the Board of Directors in August 1996 and November 1997, respectively, and which were completed during 1998. During 1999, the Company repurchased approximately 1.4 million shares of its common stock for an aggregate purchase price of approximately $70.1 million. During 1998 and 1997, the Company used approximately $308.2 million and $141.8 million, respectively, to purchase a total of 7.5 million shares (4.9 million shares in 1998 and 2.6 million shares in 1997). Taking into account the Board of Directors’ authorizations since August 1996, the Company has purchased almost 8.9 million shares using approximately $520 million in the process. The Company suspended its stock repurchase program in January 1999 as softer operating earnings caused its interest coverage ratio to fall below the Company’s self-imposed limit.

      At July 2, 1999, the Company had $202.2 million outstanding under its commercial paper program, $272.2 million outstanding under its various bank syndicated revolving credit facilities, $200.0 million of the 6.45% Notes due August 15, 2003, $100.0 million of the 6 7/8% Notes due March 15, 2004, and $17.1 million of other debt. This $791.5 million of total debt outstanding at July 2, 1999 represents a decrease of $19.4 million from the $810.9 million outstanding at June 26, 1998. The Company’s debt to capital (shareholders’ equity plus total debt) ratio was approximately 36% at July 2, 1999 and 38% at June 26, 1998.

      During the last three years, the Company’s shareholders’ equity decreased by $107.6 million to $1,397.6 million at July 2, 1999, while total debt increased by $294.0 million to $791.5 million. The decrease in shareholders’ equity during that three-year period was the net result of the positive impact of net income

($508.6 million) and other items, net, principally related to stock option and incentive programs ($16.3 million), offset by the repurchase of common stock ($520.1 million), dividends ($70.6 million) and cumulative translation adjustments ($41.8 million). The Company’s favorable balance sheet ratios would facilitate additional financing, if, in the opinion of management, such financing would enhance the future operations of the Company.

      Currently, the Company does not have any material commitments for capital expenditures. The Company and the former owners of a Company-owned site in Oxford, North Carolina have entered into a Consent Decree and Court Order with the Environmental Protection Agency (EPA) for the environmental clean-up of the site, the cost of which, according to the EPA’s remedial investigation and feasibility study, is estimated to be approximately $6.3 million, exclusive of the $1.5 million in EPA past costs paid by the potentially responsible parties (PRP’s). Pursuant to a Consent Decree and Court Order entered into between the Company and the former owners of the site, the former owners have agreed to bear at least 70% of the clean-up costs of the site, and the Company will be responsible for not more than 30% of those costs. In addition, the Company has received notice from a third party of its intention to seek indemnification for costs it may incur in connection with an environmental clean-up at a site in Rush, Pennsylvania resulting from the alleged disposal of wire insulation material at the site by a former unit of the Company. Based upon the information known to date, management believes that the Company has appropriately accrued in its financial statements for its share of the costs of the clean-ups at all the above mentioned sites. The Company is also a PRP, or has been notified of claims made against it, at an environmental clean-up site in Huguenot, New York. At this time, management cannot estimate the amount of the Company’s potential liability, if any, for clean-up costs in connection with this site, but does not anticipate that this matter or any other contingent matters will have a material adverse impact on the Company’s financial condition, liquidity or results of operations.

      Management is not now aware of any commitments, contingencies or events within the Company’s control which may significantly change its ability to generate sufficient cash from internal or external sources to meet its needs.

Pending Acquisitions

      During the last few months, the Company has announced agreements to acquire three businesses which are expected to have a substantial positive impact on the Company. In June 1999, the Company entered into a merger agreement to acquire Marshall Industries and its wholly-owned subsidiary, Sterling Electronics, one of the world’s largest distributors of electronic components and computer products, for a combination of cash and Avnet stock. The merger is subject to the approval of both the Avnet and Marshall shareholders at meetings to be held on October 19, 1999. In the merger, holders of Marshall common stock will receive, in exchange for each share they hold, either $39.00 in cash or 0.81569 of a share of Avnet common stock (subject to variation between 0.74772 and 0.91765 of a share depending upon a 20-day average of the closing prices of Avnet common stock ending five trading days before the date of the special meeting of Marshall shareholders being held to vote on the transaction), or a combination of cash and Avnet common stock. Details of the transaction are delineated in the Joint Proxy Statement/ Prospectus of Avnet and Marshall dated September 8, 1999, which shareholders of Avnet are encouraged to read. The transaction has a total value of approximately $840.9 million. This includes a purchase price for the equity of Marshall of approximately $684.1 million, consisting of $360.1 million in cash and $324.0 million in Avnet stock, as well as direct transaction expenses of $12.6 million and the assumption of Marshall debt of $161.5 million, less potential stock option proceeds of $17.3 million if all holders of Marshall stock options exercise such options. The above amounts assume the issuance of 6.777 million shares of Avnet stock at a price of $47.8125, both amounts being subject to change as specified in the merger agreement. Marshall’s annual sales are approximately $1.7 billion.

      The Company has also entered into separate agreements to acquire 84% of Eurotronics, B.V. (which does business under the name SEI), a pan-European electronics components distributor headquartered in the Netherlands, and 94% of the SEI Macro Group, an electronics components distributor headquartered in the United Kingdom. The combined transaction value of these two acquisitions, including the assumption of debt, is in the range of $200.0 – $250.0 million to be paid for with a combination of cash and Avnet stock. Both transactions are subject to antitrust approvals, and the acquisition of the SEI Macro Group is subject to the approval of the selling company’s shareholders. The Company will acquire the remaining 16% of Eurotronics along with the acquisition of Marshall (which holds the 16%) and the remaining 6% of the SEI Macro Group when it completes the acquisition of Eurotronics. The combined annual sales of Eurotronics and the SEI Macro Group are approximately $750 million.

      In order to finance the cash component of these transactions and to provide additional working capital capacity, the Company is in the process of entering into a $500 million 364-day credit facility with a syndicate of banks. This credit facility is in addition to the currently outstanding $700 million 5-year bank syndicated credit facility entered into in September 1997 referred to above.

      To capitalize on growing world markets for electronic components and computer products, the Company has pursued and expects to continue to pursue strategic acquisitions to expand its business. Management believes that the Company has the ability to generate sufficient capital resources from internal or external sources in order to continue its expansion program. In addition, as with past acquisitions, management does not expect that future acquisitions will materially impact the Company’s liquidity.

Market Risks

      Certain of the Company’s operations, primarily its international subsidiaries, occasionally purchase and sell products in currencies other than their functional currencies. This subjects the Company to the risks associated with fluctuations of foreign currency exchange rates. The Company reduces this risk by utilizing natural hedging (offsetting receivables and payables) as well as by creating offsetting positions through the use of derivative financial instruments, primarily forward foreign exchange contracts with maturities of less than sixty days. The market risk related to the foreign exchange contracts is offset by the changes in valuation of the underlying items being hedged. The amount of risk and the use of derivative financial instruments described above is not material to the Company’s financial position or results of operations. Including the recently issued Notes, approximately 38% of the Company’s outstanding debt is in fixed rate instruments and 62% is subject to variable short-term interest rates. Accordingly, the Company will be impacted by any change in short-term interest rates. The Company does not hedge either its investment in its foreign operations or its floating interest rate exposures.

The Year 2000 Issue

      With the calendar year 2000 only a few months away, many companies, including Avnet, are having to modify their computer systems and applications which currently use two-digit fields to designate a year (“Year 2000 Issue”). Management has assessed and continues to assess the impact of the Year 2000 Issue on the Company’s reporting systems and operations. The Company has engaged several outside consulting firms and is using internal resources to perform a comprehensive remediation of the Company’s computer systems before the year 2000. The Company’s remediation plan with respect to its critical internal systems has consisted of four phases: (i) high level assessment of systems, (ii) detailed assessment, remediation and unit testing, (iii) deployment and (iv) integration testing. The Company has already completed all four phases on most of its critical internal systems, and is in the deployment and integration testing phases for the remaining critical systems. All phases for all critical systems are expected to be completed during the second quarter of fiscal 2000. The costs to modify the existing computer systems and applications are significant; however, they have not been and will not be material to the Company’s financial position or results of operations. The current estimate (including potential capital expenditures) is in the range of $15.0 million to $17.0 million, of which the Company has already incurred or has committed to incur approximately $13.0 million.

      Management believes that the Company’s most reasonably likely worst case year 2000 scenario would involve the failure by third parties to provide products or services to the Company as a result of problems experienced by such third parties with respect to the Year 2000 Issue. Third party system failures could cause the Company to experience disruption of receipt of products from suppliers, interruption of telecommunication and transportation services, or interruption of other critical services. While it is unpredictable at this point in time whether such a worst case scenario is likely to occur, it is possible that any such disruptions of sufficient magnitude could have a material adverse effect on the Company’s operations, liquidity and financial condition. The Company is in contact with all its major suppliers to ascertain their progress in implementing year 2000 remediation. Although the Company cannot control the efforts of the many third parties with which it interfaces, management does not currently anticipate that there will be any significant disruption of the Company’s ability to transact business. If, however, the Company determines that critical supplies or services from third parties are in jeopardy as a result of the Year 2000 Issue, the Company will immediately adopt or develop contingency plans which are responsive to the circumstances. The Company has already developed and is continuing to implement systems which will identify interchangeable products for many of the products the Company sells. These systems would be an important part of the Company’s overall contingency plan in the event a particular supplier becomes unable to meet the Company’s requirements for delivering products to it.

The Euro

      Effective on January 1, 1999, a single European currency (the “Euro”) was introduced and certain member countries of the European Union established fixed conversion rates between their existing national currencies and the Euro. The participating countries adopted the Euro as their common legal currency on that date, and during the transition period through January 1, 2002 either the Euro or the participating country’s national currency will be accepted as legal currency. The Company is addressing the issues raised by the introduction of the Euro including, among other things, the potential impact on its internal systems, tax and accounting considerations, business issues and foreign exchange rate risks. Although management is still evaluating the impact of the Euro, management does not anticipate, based upon information currently available, that the introduction of the Euro will have a material adverse impact on the Company’s financial condition or results of operations.

Item 7A.  Quantitative and Qualitative Disclosures About Market Risk

      See Note 1 to the consolidated financial statements appearing at the end of this Report, and “Liquidity and Capital Resources” in Item 7 of this Report.

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

Item 10.  Directors and Executive Officers of the Registrant

Item 11.  Executive Compensation

Item 12.  Security Ownership of Certain Beneficial Owners and Management

Item 13.  Certain Relationships and Related Transactions

      The information called for by Items 10, 11, 12 and 13 (except to the extent set forth in Item 4A above) is incorporated in this Report by reference to the Company’s definitive proxy statement relating to the Annual Meeting of Shareholders anticipated to be held November 22, 1999.

PART IV

Item 14.  Exhibits, Financial Statement Schedules and Reports on Form 8-K

   a.  The following documents are filed as part of this Report:

		Page

1.	Financial Statements and Supplementary Data

	Report of Independent Public Accountants	21
	Avnet, Inc. and Subsidiaries Consolidated Financial Statements:

	Statements of Income for the years ended July 2, 1999, June 26, 1998 and June 27, 1997	22

	Balance Sheets at July 2, 1999 and June 26, 1998	23

	Statements of Shareholders’ Equity for the years ended July 2, 1999, June 26, 1998 and June 27, 1997	24

	Statements of Cash Flows for the years ended July 2, 1999, June 26, 1998 and June 27, 1997	25

	Notes to Consolidated Financial Statement	26-39
2.	Financial Statement Schedules

	Schedule II for the years ended July 2, 1999, June 26, 1998 and June 27, 1997	40
	Schedules other than those above have been omitted because they are not applicable or the required information is shown in the financial statements or notes thereto.
3.	Exhibits — The exhibit index for this Report can be found on pages 41 to 42.

   b.  Reports on Form 8-K

      During the fourth quarter of fiscal 1999, the Company filed a Current Report on Form 8-K bearing a cover date of May 6, 1999, in which it reported, pursuant to Item 5 of Form 8-K, and whereby it filed (1) a Certificate of Amendment of the Company’s Certificate of Incorporation filed with the New York Department of State on February 11, 1999; (2) a Restated Certificate of Incorporation of the Company filed with the New York Department of State on February 22, 1999; and (3) the Avnet 1997 Stock Option Plan as amended and restated on January 29, 1999.

SIGNATURES

      Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

AVNET, INC.
(Registrant)

By:	/s/ ROY VALLEE

Roy Vallee, Chairman of the Board, Chief Executive Officer and Director

Date:  September 29, 1999

      Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the Registrant and in the capacities indicated on September 29, 1999.

Signature	Title

/s/ ROY VALLEE (Roy Vallee)	Chairman of the Board, Chief Executive Officer and Director
* (Eleanor Baum)	Director
* (J. Veronica Biggins)	Director
* (Joseph F. Caligiuri)	Director
* (Lawrence W. Clarkson)	Director
* (Ehud Houminer)	Director
* (James A. Lawrence)	Director
* (Salvatore J. Nuzzo)	Director
* (Frederic Salerno)	Director
* (Frederick S. Wood)	Director
/s/ RAYMOND SADOWSKI (Raymond Sadowski)	Senior Vice President, Chief Financial Officer and Assistant Secretary
/s/ JOHN F. COLE (John F. Cole)	Controller and Principal Accounting Officer
*By: /s/ RAYMOND SADOWSKI (Raymond Sadowski) Attorney-in-Fact

REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS

To Avnet, Inc.:

      We have audited the accompanying consolidated balance sheets of Avnet, Inc. (a New York corporation) and Subsidiaries as of July 2, 1999 and June 26, 1998 and the related consolidated statements of income, shareholders’ equity and cash flows for each of the three years in the period ended July 2, 1999. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

      In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Avnet, Inc. and Subsidiaries as of July 2, 1999 and June 26, 1998, and the results of their operations and their cash flows for each of the three years in the period ended July 2, 1999 in conformity with generally accepted accounting principles.

      Our audits were made for the purpose of forming an opinion on the basic financial statements taken as a whole. The schedule listed in the index of financial statements is presented for purposes of complying with the Securities and Exchange Commission’s rules and is not part of the basic financial statements. This schedule has been subjected to the auditing procedures applied in the audit of the basic financial statements and, in our opinion, fairly states in all material respects the financial data required to be set forth therein in relation to the basic financial statements taken as a whole.

/s/ ARTHUR ANDERSEN LLP

Phoenix, Arizona

August 4, 1999

AVNET, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF INCOME

(In thousands, except per share amounts)

	Years Ended

	July 2,	June 26,	June 27,
	1999	1998	1997

Sales	$6,350,042	$5,916,267	$5,390,626

Cost of sales (Note 14)	5,401,472	4,935,848	4,428,779

Gross profit	948,570	980,419	961,847

Selling, shipping, general and administrative expenses (Note 14)	775,337	709,243	634,101

Operating income	173,233	271,176	327,746

Other income, net	1,875	2,363	11,749

Interest expense	(52,096)	(39,988)	(26,076)

Gain on dispositions of businesses (Note 14)	252,279	33,795	—

Income before income taxes	375,291	267,346	313,419

Income taxes (Note 7)	200,834	115,922	130,656

Net income	$174,457	$151,424	$182,763

Earnings per share:

Basic	$4.90	$3.85	$4.29

Diluted	$4.86	$3.80	$4.25

Shares used to compute earnings per share (Note 1):

Basic	35,595	39,375	42,598

Diluted	35,917	39,823	43,049

See notes to consolidated financial statements

AVNET, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(In thousands, except share amounts)

	July 2,	June 26,
	1999	1998

Assets:

Current assets:

Cash and cash equivalents	$311,982	$82,607

Receivables, less allowances of $27,626 and $31,807, respectively	960,639	894,289

Inventories (Note 3)	997,247	1,061,739

Other	43,455	29,722

Total current assets	2,313,323	2,068,357

Property, plant and equipment, net (Note 4)	194,012	155,491

Goodwill, net of accumulated amortization of $60,404 and $62,461, respectively (Note 1)	385,648	460,882

Other assets	91,714	48,967

Total assets	$2,984,697	$2,733,697

Liabilities:

Current liabilities:

Borrowings due within one year (Note 5)	$288	$243

Accounts payable	480,377	451,441

Accrued expenses and other (Note 6)	315,198	155,423

Total current liabilities	795,863	607,107

Long-term debt, less due within one year (Note 5)	791,226	810,695

Total liabilities	1,587,089	1,417,802

Commitments & contingencies (Notes 9 & 11)

Shareholders’ equity (Note 10):

Common stock $1.00 par, authorized 120,000,000 shares, issued 44,416,000 shares and 44,335,000 shares, respectively	44,416	44,335

Additional paid-in capital	435,930	434,695

Retained earnings	1,496,357	1,342,988

Cumulative translation adjustments	(46,041)	(41,804)

Treasury stock at cost, 9,224,599 shares and 7,872,000 shares, respectively	(533,054)	(464,319)

Total shareholders’ equity	1,397,608	1,315,895

Total liabilities & shareholders’ equity	$2,984,697	$2,733,697

See notes to consolidated financial statements

AVNET, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY

Years ended July 2, 1999, June 26, 1998 and June 27, 1997
(In thousands, except per share amounts)

		Additional		Cumulative		Total
	Common	Paid-in	Retained	Translation	Treasury	Shareholders’
	Stock	Capital	Earnings	Adjustments	Stock	Equity

Balance, June 28, 1996	$43,842	$418,441	$1,058,350	$(4,243)	$(11,179)	$1,505,211

Net income			182,763			182,763

Translation adjustments				(20,524)		(20,524)

Comprehensive income						162,239

Dividends, $.60 per share			(25,563)			(25,563)

Repurchase of stock					(147,396)	(147,396)

Other, net, principally stock option and incentive programs	190	6,739			772	7,701

Balance, June 27, 1997	44,032	425,180	1,215,550	(24,767)	(157,803)	1,502,192

Net income			151,424			151,424

Translation adjustments				(17,037)		(17,037)

Comprehensive income						134,387

Dividends, $.60 per share			(23,986)			(23,986)

Repurchase of stock					(302,606)	(302,606)

Other, net, principally stock option and incentive programs	303	9,515			(3,910)	5,908

Balance, June 26, 1998	44,335	434,695	1,342,988	(41,804)	(464,319)	1,315,895

Net income			174,457			174,457

Translation adjustments				(4,237)		(4,237)

Comprehensive income						170,220

Dividends, $.60 per share			(21,088)			(21,088)

Repurchase of stock					(70,147)	(70,147)

Other, net, principally stock option and incentive programs	81	1,235			1,412	2,728

Balance, July 2, 1999	$44,416	$435,930	$1,496,357	$(46,041)	$(533,054)	$1,397,608

See notes to consolidated financial statements

AVNET, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

	Years Ended

	July 2,	June 26,	June 27,
	1999	1998	1997

Cash flows from operating activities:

Net income	$174,457	$151,424	$182,763

Non-cash and other reconciling items:

Depreciation and amortization	52,275	50,542	49,398

Deferred taxes (Note 7)	(32,294)	(1,721)	(5,137)

Other, net (Note 12)	24,922	42,936	5,941

Pre-tax gain on dispositions of businesses (Notes 2 and 14)	(209,547)	(33,795)	—

	9,813	209,386	232,965

Changes in (net of effects from businesses acquired):

Receivables	(64,447)	(113,745)	(23,492)

Inventories	19,393	(94,300)	(86,863)

Payables, accruals and other, net	107,195	4,717	66,929

Net cash flows provided from operating activities	71,954	6,058	189,539

Cash flows from financing activities:

Repurchase of common stock	(70,147)	(308,218)	(141,784)

Issuance of notes in public offering, net	198,305	—	—

(Repayment)/issuance of commercial paper and bank debt, net	(209,773)	298,749	28,893

(Payment of) proceeds from other debt	(128)	604	(3,250)

Cash dividends (Note 12)	(26,735)	(24,548)	(25,867)

Other, net	603	3,973	4,541

Net cash flows used for financing activities	(107,875)	(29,440)	(137,467)

Cash flows from investing activities:

Purchases of property, plant and equipment	(73,016)	(38,437)	(37,346)

Disposition/(acquisition) of operations, net (Notes 2 and 14)	338,584	86,853	(1,359)

Net cash flows provided from (used for) investing activities	265,568	48,416	(38,705)

Effect of exchange rate changes on cash and cash equivalents	(272)	(1,739)	(1,863)

Cash and cash equivalents:

— increase	229,375	23,295	11,504

— at beginning of year	82,607	59,312	47,808

— at end of year	$311,982	$82,607	$59,312

Additional cash flow information (Note 12)

See notes to consolidated financial statements

AVNET, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.  Summary of significant accounting policies:

      Principles of consolidation — The accompanying financial statements include the accounts of the Company and all of its subsidiaries. All intercompany accounts and transactions have been eliminated. Minority interests at the end of 1999 and 1998, which amounts are not material, are included in the caption “Accrued expenses and other”.

      Inventories — Stated at cost (first-in, first-out) or market, whichever is lower.

      Depreciation and amortization — Depreciation and amortization is generally provided for by the straight-line method over the estimated useful lives of the assets.

      Goodwill — Goodwill represents the excess of the purchase price over the fair value of net assets acquired. Except for an immaterial amount of goodwill applicable to purchases made before October 31, 1970, goodwill is being amortized on a straight-line basis over 40 years.

      Long-lived assets — Statement of Financial Accounting Standards No. 121 (“SFAS 121”), “Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of”, requires that long-lived assets be reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of the assets in question may not be recoverable. The Company continually evaluates the carrying value and the remaining economic useful life of all long-lived assets, and will adjust the carrying value and the related depreciation and amortization period if and when appropriate.

      Foreign currency translation — The assets and liabilities of foreign operations are translated into U.S. dollars at the exchange rate in effect at the balance sheet date with the related translation gains and losses reported as a separate component of shareholders’ equity and comprehensive income. Results of operations are translated using the average exchange rate prevailing throughout the period.

      Income taxes — No provision for U.S. income taxes has been made for $70,258,000 of cumulative unremitted earnings of foreign subsidiaries at July 2, 1999 because those earnings are expected to be permanently reinvested outside the U.S. If such earnings were remitted to the U.S., any net U.S. income taxes would not have a material impact on the results of operations of the Company.

      Earnings per share — Basic earnings per share is computed based on the weighted average number of common shares outstanding and excludes any potential dilution. Diluted earnings per share reflects potential dilution from the exercise or conversion of securities into common stock. The number of dilutive securities for 1999, 1998 and 1997 amounting to 322,000 shares, 448,000 shares and 451,000 shares, respectively, relate to stock options and restricted stock awards.

      Comprehensive income — Effective as of the beginning of fiscal 1999, the Company adopted Statement of Financial Accounting Standards No. 130 (“SFAS 130”), “Reporting Comprehensive Income”. SFAS 130 establishes reporting standards designed to measure all of the changes in shareholders’ equity that result from transactions and other economic events of the period excluding transactions with owners (“Comprehensive Income”). Comprehensive Income for the Company consists only of net income and equity foreign currency translation adjustments.

      Cash equivalents — The Company considers all highly liquid debt instruments purchased with a maturity of three months or less to be cash equivalents.

      Concentration of credit risk — Financial instruments which potentially subject the Company to a concentration of credit risk principally consist of cash and cash equivalents and trade accounts receivable. The Company invests its excess cash primarily in overnight Eurodollar time deposits with quality financial institutions. The Company sells electronic components and computer products primarily to original equipment manufacturers including military contractors and the military, throughout North and South America, Europe and the Asia/ Pacific region. To reduce credit risk, management performs ongoing credit evaluations of its

AVNET, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

customers’ financial condition. The Company maintains reserves for potential credit losses, but has not experienced any material losses related to individual customers or groups of customers in any particular industry or geographic area.

      Derivative financial instruments — Many of the Company’s operations, primarily its international subsidiaries, occasionally purchase and sell products in currencies other than their functional currencies. This subjects the Company to the risks associated with the fluctuations of foreign currency exchange rates. The Company reduces this risk by utilizing natural hedging (offsetting receivables and payables) as well as by creating offsetting positions through the use of derivative financial instruments, primarily forward foreign exchange contracts with maturities of less than sixty days. The market risk related to the foreign exchange contracts is offset by the changes in valuation of the underlying items being hedged. The amount of risk and the use of derivative financial instruments described above is not material to the Company’s financial position or results of operations. The Company does not hedge its investment in its foreign operations nor its floating interest rate exposures.

      Fiscal year — The Company operates on a “52/53 week” fiscal year which ends on the Friday closest to June 30th. Fiscal year 1999 contained 53 weeks as compared with 52 weeks in fiscal 1998 and 1997. Unless otherwise noted, all references to the “year 1999” or any other “year” shall mean the Company’s fiscal year.

      Management estimates — The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect certain reported amounts of assets and liabilities, disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

      New accounting standard — In June 1998, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 133 (“SFAS 133”), “Accounting for Derivative Instruments and Hedging Activities”. SFAS 133 establishes accounting and reporting standards requiring that every derivative instrument, including certain derivative instruments embedded in other contracts, be recorded in the balance sheet as either an asset or liability measured at its fair value. SFAS 133 requires that changes in the derivative’s fair value be recognized currently in earnings unless specific hedge accounting criteria are met. Special accounting for qualifying hedges allows a derivative’s gains and losses to offset related results on the hedged item in the income statement, and requires that a company must formally document, designate and assess the effectiveness of transactions that receive hedge accounting. SFAS 133 is effective for fiscal years beginning after June 15, 2000 and will not require retroactive restatement of prior period financial statements. The Company has not yet quantified the impact of adopting SFAS 133 on its financial statements, but does not expect the impact to be material.

2.  Acquisitions and dispositions:

      Since July 1, 1996, the Company has completed nine acquisitions — two in North America, two in Europe, three in the Asia/ Pacific region, one in the Middle East and one in South America. Four of the acquisitions were completed in 1999 and five were completed during 1998. All acquisitions have been accounted for as purchases. The acquisitions completed in 1999 consisted of a 60% interest in Max India, Ltd., including 100% of Max India’s Hong Kong-based subsidiary, a 70% interest in Gallium Electronics, Ltd., the JBA Computer Solutions Division (CSD) of JBA International, Inc. and a 70% interest in Bridge International. The acquisitions completed in 1998 consisted of ECR Sales Management, Inc., EXCEL-MAX Pte Ltd., CiNERGi Pte Ltd., Bytech Systems Ltd. and Optilas International SA.

      Cash expended (net of cash on the books of the companies acquired) in 1999 and 1998 relating to these acquisitions totaled approximately $38,416,000 and $9,378,000, respectively. Cash expended for the acquisi-

AVNET, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

tion of operations in 1997 includes a deferred payment and cash paid for professional and other fees associated with various acquisitions completed during 1996. In the aggregate, the operations acquired during 1999 and 1998 had sales totaling approximately $184,000,000 and $119,000,000, respectively, during the fiscal year of each such operation immediately preceding its acquisition. The historical results of operations of the companies acquired would not have had a material effect on the Company’s results of operations in 1999 and 1998, on a pro forma basis. On July 2, 1999, the last day of fiscal 1999, the Company completed the disposition of its Allied Electronics business and during 1998 the company disposed of its Channel Master and Avnet Industrial businesses (See note 14).

      The Company has announced its intent to acquire three businesses which are expected to have a substantial impact on the Company. In June 1999, the Company announced that it had entered into a merger agreement to acquire Marshall Industries, one of the world’s largest distributors of electronic components and computer products, for a combination of cash and Avnet stock. The merger is subject to the approval of both the Avnet and Marshall shareholders. In the merger, holders of Marshall common stock will receive, in exchange for each share they hold, $39.00 in either cash or Avnet common stock, or a combination thereof, as defined in the merger agreement. The transaction has a total value of approximately $840,900,000. This includes a purchase price for the equity of Marshall of approximately $684,100,000, consisting of $360,100,000 in cash and $324,000,000 in Avnet stock, as well as direct transaction expenses of $12,600,000 and the assumption of Marshall debt of $161,500,000, less potential stock option proceeds of $17,300,000 if all holders of Marshall stock options exercise such options. The above amounts assume the issuance of 6,777,000 shares of Avnet stock at a price of $47.8125, both amounts which are subject to change as specified in the merger agreement. Marshall’s annual sales are approximately $1,700,000,000.

      The Company has also entered into separate agreements to acquire 84% of Eurotronics, B.V. and 94% of the SEI Macro Group, two European electronic components distributors. The combined transaction value, including the assumption of debt, is in the range of $200,000,000 – $250,000,000 to be paid for with a combination of cash and Avnet stock. All amounts are subject to change based upon the financial situation at the time each transaction is effective.

      Both transactions are subject to regulatory approvals, and the acquisition of the SEI Macro Group is subject to the approval of the selling company’s shareholders. The Company will acquire the remaining 16% of Eurotronics in connection with the acquisition of Marshall and the remaining 6% of the SEI Macro Group when it completes the acquisition of Eurotronics. The combined annual sales of Eurotronics and the SEI Macro Group are approximately $750,000,000.

3.  Inventories:

	July 2,	June 26,
	1999	1998

	(Thousands)

Finished goods	$909,609	$967,472

Work-in-process	5,625	8,244

Raw materials	82,013	86,023

	$997,247	$1,061,739

AVNET, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

4.  Property, plant and equipment, net:

	July 2,	June 26,
	1999	1998

	(Thousands)

Land	$5,200	$5,231

Buildings	77,523	54,948

Machinery, fixtures and equipment	306,028	262,401

Leasehold improvements	12,611	13,603

	401,362	336,183

Less accumulated depreciation and amortization	207,350	180,692

	$194,012	$155,491

      Depreciation and amortization expense related to property, plant and equipment was $37,825,000, $37,156,000 and $35,815,000 in 1999, 1998 and 1997, respectively.

5.  External financing:

	July 2,	June 26,
	1999	1998

	(Thousands)

6 7/8% Notes due March 15, 2004	$100,000	$100,000

6.45% Notes due August 15, 2003	200,000	—

Commercial paper	202,200	394,950

Bank credit facilities	272,160	302,759

Other	17,154	13,229

	791,514	810,938

Less borrowings due within one year	288	243

Long-term debt	$791,226	$810,695

      In June 1999, the Company entered into separate credit agreements with Banca Commerciale Italiana and UniCredito Italiano. The agreements provide eighteen month facilities with lines of credit totaling 83 billion Italian Lira (USD equivalent of approximately $43,770,000). The facilities are currently being used primarily as a source of working capital financing for the Company’s Italian subsidiary. At July 2, 1999, the entire 83 billion Lira had been borrowed under the facilities at an effective annual interest rate of 3.2%.

      In September 1998, the Company entered into an agreement with KBC, a Belgian bank, to finance the construction of the new Avnet Europe, NV/ SA distribution center in Tongeren, Belgium. The agreement provides for multiple term loans totaling 665,000,000 Belgian Francs (USD equivalent of approximately $16,900,000) which may be converted into term loans with maturities between three and fifteen years. The facilities are currently being used to finance real estate, computer equipment, infrastructure and project consultancy costs related to the new European distribution center. At July 2, 1999 the Company had borrowed 328,730,082 Belgian Francs (USD equivalent of approximately $8,340,000) under the facility at an effective annual rate of 4.3%.

      In the first quarter of 1998, the Company renegotiated its revolving credit agreement with a syndicate of banks led by NationsBank of North Carolina, N.A., which has now merged with Bank of America. The agreement provides a five-year facility with a line of credit of up to $700,000,000. This credit facility is currently being used primarily as a backup facility to the Company’s commercial paper program and as a primary funding vehicle for foreign currency denominated borrowings at floating rates of interest. At July 2,

AVNET, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

1999, the approximate weighted average interest rates on outstanding commercial paper and foreign currency denominated borrowings under this facility were 5.4% and 4.4%, respectively, and at June 26, 1998 were 5.6%, 5.8%, and 4.2%, respectively, on outstanding commercial paper, U.S. dollar denominated borrowings and foreign currency denominated borrowings under this facility. (There were no U.S. dollar denominated borrowings outstanding under the syndicated credit facility at July 2, 1999.) The Company was in compliance with the various covenants contained in the agreement.

      At July 2, 1999, the fair value of the 6 7/8% Notes due March 15, 2004 and the 6.45% Notes due August 15, 2003 were approximately $99,810,000 and $196,920,000, respectively. Annual payments on external financing in 2000, 2001, 2002, 2003 and 2004 will be $288,000, $44,727,000, $921,000, $435,250,000 and $300,440,000, respectively.

6.  Accrued expenses and other:

	July 2,	June 26,
	1999	1998

	(Thousands)

Payroll, commissions and related	$56,447	$56,282

Insurance	14,159	16,757

Income taxes	153,245	14,590

Dividends payable (Note 12)	—	5,647

Other	91,347	62,147

	$315,198	$155,423

The significantly higher amount of accrued income taxes at July 2, 1999 as compared with the prior year end relates primarily to the income taxes due on the gain on the sale of Allied Electronics.

7.  Income taxes:

      The Company follows the liability method of accounting for income taxes. Deferred income taxes are recorded for temporary differences between the amount of income and expense reported for financial reporting and tax purposes.

      A reconciliation between the federal statutory tax rate and the effective tax rate is as follows:

	Years Ended

	July 2,	June 26,	June 27,
	1999	1998	1997

Federal statutory rate	35.0%	35.0%	35.0%

State and local income taxes, net of federal benefit	7.6	5.3	5.1

Amortization and disposition of goodwill	11.8	1.9	1.4

Other, net	(.9)	1.2	.2

Effective tax rate	53.5%	43.4%	41.7%

The significant impact of the amortization and disposition of goodwill on the 1999 effective tax rate was due to the elimination of goodwill related to Allied Electronics and Avnet Setron which was not tax benefited (See note 14.)

      The components of the provision for income taxes are indicated in the next table. The provision (future tax benefit) for deferred income taxes results from temporary differences arising principally from inventory

AVNET, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

valuation, accounts receivable valuation, net operating losses related to foreign operations, certain accruals and depreciation.

	Years Ended

	July 2,	June 26,	June 27,
	1999	1998	1997

	(Thousands)

Current:

Federal	$177,271	$89,456	$97,433

State and local	44,759	22,371	26,018

Foreign	11,098	5,816	12,342

Total current taxes	233,128	117,643	135,793

Deferred:

Federal	(5,924)	(1,163)	(4,101)

State and local	(747)	(538)	(1,228)

Foreign	(25,623)	(20)	192

Total deferred taxes	(32,294)	(1,721)	(5,137)

Provision for income taxes	$200,834	$115,922	$130,656

The significant components of deferred tax assets and liabilities included on the balance sheet as of the beginning and end of 1999 were as follows:

	July 2,	June 26,
	1999	1998

	(Thousands)

Deferred tax assets:

Inventory valuation	$16,388	$13,799

Accounts receivable valuation	6,434	3,242

Foreign tax loss carry-forwards	29,084	—

Various accrued liabilities and other	23,328	21,321

	75,234	38,362

Deferred tax liabilities:

Depreciation and amortization of property, plant and equipment	2,845	2,834

Other	1,287	923

	4,132	3,757

Net deferred tax assets	$71,102	$34,605

8.  Pension and profit sharing plans:

      The Company’s noncontributory defined benefit pension plan and its 401(k) plan cover substantially all domestic employees, except for those who were employed at Channel Master, which was sold during 1998, and who were covered by a profit sharing plan. The expense recorded in 1998 and 1997 related to the profit sharing plan was $427,000 and $1,413,000, respectively. The expense relating to the Avnet 401(k) Plan for 1999, 1998 and 1997 amounted to $711,000, $553,000 and $606,000, respectively. The noncontributory pension plan was amended as of January 1, 1994 to provide defined benefits pursuant to a cash balance feature whereby a participant accumulates a benefit based upon a percentage of current salary, which varies with age, and interest credits. At July 2, 1999, the market value of the pension plan assets was $189,778,000 and these

AVNET, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

assets were comprised of common stocks (70%), U.S. Government securities (8%), corporate debt obligations (21%), and money market funds (1%).

      The following tables outline changes in benefit obligations, plan assets, and the funded status of the plan as of the end of 1999 and 1998:

	July 2,	June 26,
	1999	1998

	(Thousands)

Changes in benefit obligations:

Benefit obligations at beginning of year	$140,983	$118,311

Service cost	8,525	6,860

Interest cost	9,510	9,056

Actuarial (gain) loss	(11,436)	13,353

Benefits paid	(7,379)	(6,597)

Benefit obligations at end of year	$140,203	$140,983

Change in plan assets:

Fair value of plan assets at beginning of year	$167,451	$146,826

Actual return on plan assets	29,706	27,222

Benefits paid	(7,379)	(6,597)

Fair value of plan assets at end of year	$189,778	$167,451

Information on funded status of plan and the amount recognized:

Funded status	$49,575	$26,468

Unrecognized transition asset	(4,810)	(7,639)

Unrecognized net actuarial gain	(38,151)	(9,234)

Unamortized prior service credit	(2,293)	(2,614)

Prepaid pension cost recognized in the balance sheet	$4,321	$6,981

      Weighted average assumptions used to calculate actuarial present values of benefit obligations were as follows:

	1999	1998

Discount rate	7.0%	8.0%

Expected return on plan assets	9.0%	9.0%

      Under the cash balance plan, service costs are based solely on current year salary levels; therefore, projected salary increases are not taken into account.

AVNET, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

      Components of net periodic benefit costs during the last three years are as follows:

	Years Ended

	July 2,	June 26,	June 27,
	1999	1998	1997

	(Thousands)

Service Cost	$8,525	$6,860	$6,302

Interest cost	9,510	9,056	8,588

Expected return on plan assets	(12,352)	(11,311)	(10,786)

Amortization of transition asset	(2,829)	(2,830)	(2,830)

Recognized net actuarial gain	127	—	—

Amortization of prior service credit	(321)	(321)	(321)

Net periodic benefit cost	$2,660	$1,454	$953

      Not included in the above tabulations are pension plans of certain non-U.S. subsidiaries which are not material.

9.  Long-term leases:

      The Company leases many of its operating facilities and is also committed under lease agreements for transportation and operating equipment. Rent expense charged to operations for the three years ended July 2, 1999 is as follows:

	Years Ended

	July 2,	June 26,	June 27,
	1999	1998	1997

	(Thousands)

Buildings	$22,744	$21,288	$18,297

Equipment	4,926	4,938	4,278

	$27,670	$26,226	$22,575

      At July 2, 1999, aggregate future minimum lease commitments, principally for buildings, in 2000, 2001, 2002, 2003, 2004 and thereafter (through 2015) are $21,533,000, $17,493,000, $15,164,000, $11,178,000, $8,021,000 and $17,454,000, respectively.

AVNET, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

10.  Stock-based compensation plans:

  Stock option plans:

      The Company has four stock option plans with shares still available for grant:

	1990 and 1996	1995 and 1997
	Qualified Plans	Non-Qualified Plans

Minimum exercise price as a percentage of fair market value at date of grant	1990 Plan -100%	1995 Plan -85%
	1996 Plan -100%	1997 Plan -85%

Life of options	10 years	10 years

Exercisable	In whole or installments	25% annually after one year

Plan termination date	1990 Plan 11/28/00	1995 Plan 8/31/05
	1996 Plan 12/31/06	1997 Plan 11/19/07

Shares available for grant at July 2, 1999	1990 Plan 54,075	1995 Plan 49,000
	1996 Plan 644,500	1997 Plan 326,000

      Under the non-qualified plans, the excess of the fair market value at the date of grant over the exercise price is considered deferred compensation which is amortized and charged against income as it is earned.

      The following is a summary of the changes in outstanding options for the three years ended July 2, 1999:

	1999		1998		1997

		Weighted		Weighted		Weighted
		Average		Average		Average
		Exercise		Exercise		Exercise
	Shares	Price	Shares	Price	Shares	Price

Outstanding at beginning of year	2,382,905	$46.58	2,212,088	$39.67	1,777,061	$34.60

Granted	1,093,000	36.36	557,500	62.69	661,000	50.83

Exercised	(81,103)	31.89	(302,783)	26.39	(189,473)	30.63

Canceled or expired	(138,275)	49.32	(83,900)	44.01	(36,500)	41.94

Outstanding at end of year	3,256,527	$43.40	2,382,905	$46.58	2,212,088	$39.67

      The following information relates to options outstanding at July 2, 1999:

Options Outstanding
				Options Exercisable
			Weighted
		Weighted	Average		Weighted
Range of	Number	Average	Remaining		Average
Exercise	of Options	Exercise	Contractual	Number	Exercise
Prices	Outstanding	Price	Life	Of Options	Price

Under $20	66,977	$17.72	43 Months	66,977	$17.72
$20.00 – 30.00	173,125	27.07	45 Months	166,875	27.03
30.00 – 40.00	1,446,175	35.77	94 Months	439,175	35.78
40.00 – 50.00	959,750	47.39	83 Months	589,250	46.93
50.00 – 60.00	30,000	53.00	99 Months	7,500	53.00
60.00 – 70.00	580,500	63.14	98 Months	170,125	63.04

AVNET, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

  Employee stock purchase plan:

      In October 1995, the Company implemented the Avnet Employee Stock Purchase Plan (ESPP). Under the terms of the ESPP, eligible employees of the Company are offered options to purchase shares of Avnet common stock at a price equal to 85% of the fair market value on the first or last day, whichever is lower, of each monthly offering period. A total of 500,000 shares of Avnet common stock were initially reserved for sale under the ESPP and in November 1998 an additional 500,000 shares were reserved. At July 2, 1999, employees had purchased 493,105 shares and 506,895 shares were still available for purchase under the ESPP.

  Incentive stock:

      The Company has an Incentive Stock Program wherein a total of 210,886 shares were still available for award at July 2, 1999 based upon operating achievements. Delivery of incentive shares is spread equally over a four-year period and is subject to the employee’s continuance in the Company’s employ. As of July 2, 1999, 56,148 shares previously awarded have not yet been delivered. The program will terminate on December 31, 1999.

      At July 2, 1999, 5,104,031 common shares were reserved for stock options (including the ESPP) and stock incentive programs.

  Pro forma information:

      The Company follows Accounting Principles Board Opinion 25 (“APB 25”), “Accounting for Stock Issued to Employees”, in accounting for its stock-based compensation plans. In applying APB 25, no expense was recognized for options granted under the various stock option plans (except in the rare circumstances where the exercise price was less than the fair market value on the date of the grant) nor was expense recognized in connection with shares purchased by employees under the ESPP. Statement of Financial Accounting Standards No. 123 (“SFAS 123”), “Accounting for Stock-Based Compensation”, requires disclosure of pro forma net income as if a fair value-based method of measuring stock-based compensation had been applied. Because the SFAS 123 method of accounting has not been applied to options granted prior to January 1, 1995, the resulting pro forma compensation cost may not be representative of that to be expected in future years. Reported and pro forma net income and diluted earnings per share are as follows:

	Years Ended

	July 2,	June 26,	June 27,
	1999	1998	1997

	(Thousands, except earnings per share)

Net income:

As reported	$174,457	$151,424	$182,763

Pro forma	168,046	146,599	179,835

Diluted earnings per share:

As reported	$4.86	$3.80	$4.25

Pro forma	4.72	3.70	4.20

AVNET, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

      The fair value of the stock options granted is estimated on the date of grant using the Black-Scholes option pricing model. The weighted average assumptions used, and the weighted average estimated fair value of an option granted are as follows:

	Years Ended

	July 2,	June 26,	June 27,
	1999	1998	1997

Expected life (years)	5.9	6.0	5.7

Risk-free interest rate	4.6%	6.1%	6.7%

Volatility	24.0%	23.0%	24.0%

Dividend yield	1.7%	1.0%	1.2%

Weighted average fair value	$9.03	$20.87	$16.75

11.  Contingent liabilities:

      From time to time, the Company may become liable with respect to pending and threatened litigation, taxes and environmental and other matters. The Company has been designated a potentially responsible party or has had other claims made against it in connection with environmental clean-ups at several sites. Based upon the information known to date, the Company believes that it has appropriately reserved for its share of the costs of the clean-ups and it is not anticipated that any contingent matters will have a material adverse impact on the Company’s financial condition, liquidity or results of operations.

12.  Additional cash flow information:

      Other non-cash and reconciling items primarily includes provisions for doubtful accounts and certain non-recurring items (See note 14), and in 1997 is net of the gain on the sale of the Company’s former Culver City, California facility of $7,578,000.

      Due to the Company’s fiscal year end (See note 1) and its historical dividend payment dates, the fiscal year ended July 2, 1999 includes the cash payment of the July 1, 1999 dividend. This results in the inclusion of five quarterly dividend payments in 1999 as compared with four quarterly payments in 1998 and 1997.

      The net cash disbursed in each of the three years in connection with acquisitions (See note 2), as well as the net cash collected in those years from dispositions, are reflected as “cash flows from disposition/acquisition of operations, net”.

      Interest and income taxes paid were as follows:

	Years Ended

	July 2,	June 26,	June 27,
	1999	1998	1997

	(Thousands)

Interest	$47,764	$38,906	$26,123

Income taxes	91,913	126,851	145,387

13.  Segment and geographic information:

      The Company currently consists of two major operating groups, Electronics Marketing (“EM”) and the Computer Marketing Group (“CMG”). EM focuses on the global distribution of and value-added services associated with electronic components, and CMG focuses on middle-to high-end, value-added computer products distribution and related services.

AVNET, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

	Years Ended

	July 2,	June 26,	June 27,
	1999	1998	1997

	(Millions)

Sales:

Electronics Marketing	$4,795.1	$4,474.2	$4,139.7

Computer Marketing	1,554.9	1,403.7	1,084.7

Video Communications	—	38.4	166.2

	$6,350.0	$5,916.3	$5,390.6

Operating income:

Electronics Marketing	$256.1	$297.3	$307.0

Computer Marketing	43.0	61.7	51.6

Video Communications	—	3.0	12.3

Corporate and special charges	(125.9)	(90.8)	(43.2)

	$173.2	$271.2	$327.7

Assets:

Electronics Marketing	$1,662.6	$1,695.9	$1,560.5

Computer Marketing	489.1	423.3	363.0

Video Communications	—	—	81.4

Corporate	833.0	614.5	589.2

	$2,984.7	$2,733.7	$2,594.1

Capital expenditures:

Electronics Marketing	$50.3	$19.8	$15.4

Computer Marketing	7.7	7.1	10.7

Video Communications	—	—	4.6

Corporate	15.0	11.5	6.6

	$73.0	$38.4	$37.3

Depreciation & amortization expense:

Electronics Marketing	$17.5	$17.8	$18.0

Computer Marketing	6.7	5.6	4.2

Video Communications	—	—	4.9

Corporate	28.1	27.1	22.3

	$52.3	$50.5	$49.4

Sales, by geographic area, are as follows:

Americas	$4,888.5	$4,748.0	$4,253.8

EMEA (Europe, Middle East and Africa)	1,241.2	1,021.5	989.9

Asia/ Pacific	220.3	146.8	146.9

	$6,350.0	$5,916.3	$5,390.6

AVNET, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

	Years Ended

	July 2,	June 26,	June 27,
	1999	1998	1997

	(Millions)

Assets, by geographic area, are as follows:

Americas	$2,316.3	$2,121.8	$2,068.9

EMEA (Europe, Middle East and Africa)	535.5	525.0	438.5

Asia/ Pacific	132.9	86.9	86.7

	$2,984.7	$2,733.7	$2,594.1

14.  Non-recurring items:

  Reorganization charges:

      During the first quarter of 1999, the Company recorded $26,519,000 pre-tax and $15,740,000 after-tax ($0.43 per share on a diluted basis) of incremental special charges associated principally with the reorganization of its Electronics Marketing EMEA (Europe, Middle East and Africa) operations. These charges include severance, real property lease termination costs, inventory reserves required related to supplier terminations and other items. Approximately $18,613,000 of the pre-tax charge, which required an outflow of cash, is included in operating expenses and $7,906,000, which represented a non-cash write-down, is included in cost of sales. Substantially all of the cash associated with this item has been expended at July 2, 1999.

      During the fourth quarter of 1998, the Company recorded $35,400,000 pre-tax and $21,200,000 after-tax ($0.57 per share on a diluted basis), of incremental special charges associated principally with the reorganization of its EM Americas operation. Approximately $25,700,000 of the pre-tax charge is included in operating expenses and $9,700,000 is included in cost of sales. These charges include severance, real property lease termination costs, inventory reserves required related to supplier terminations, the write-down of goodwill and other items. The write-down of goodwill relates to a small underperforming operating unit. Of the special charges of $35,400,000 pre-tax, approximately $17,100,000 did not require an outflow of cash and $18,300,000 required the use of cash, all of which has been expended at July 2, 1999.

  Dispositions and other:

      In the fourth quarter of 1999, the Company recorded a gain on the sale of its Allied Electronics business in the amount of $252,279,000 pre-tax, offset somewhat by charges taken in connection with the intended disposition of the Avnet Setron catalog operation in Germany amounting to $42,732,000. Approximately $37,492,000 of the pre-tax charge, consisting principally of the write-off of goodwill, is included in operating expenses and $5,240,000 is included in cost of sales, while the pre-tax gain on Allied Electronics is shown separately on the income statement. The net effect of these items is to increase income before taxes, net income and diluted earnings per share by approximately $209,547,000, $79,709,000 and $2.25 per share for the fourth quarter, respectively.

      In the second quarter of 1998, the Company recorded a gain on the sale of Channel Master amounting to $33,795,000 pre-tax, offset somewhat in operating expenses by costs relating to the divestiture of Avnet Industrial, the closure of the Company’s corporate headquarters in Great Neck, New York, and the anticipated loss on the sale of Company-owned real estate, amounting to $13,300,000 in the aggregate. The effect of these items is to increase income before income taxes, net income and diluted earnings per share by approximately $20,500,000, $8,700,000 and $0.21 per share for the second quarter, respectively.

      In total, the non-recurring items recorded in 1999 as discussed above positively impacted income before taxes, net income and diluted earnings per share by $183,028,000, $63,969,000 and $1.78 per share, respectively. The net positive impact of the non-recurring items on diluted earnings per share for 1999 ($1.78)

AVNET, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

was $0.04 less than the sum of the applicable amounts for the fourth quarter and first quarter ($2.25 per share less $0.43 per share) due to the effect of the Company’s stock repurchase program on the weighted average number of shares outstanding and the amount of the non-recurring items.

      In total, the non-recurring items recorded in 1998 as discussed above negatively impacted income before income taxes, net income and diluted earnings per share by $14,905,000, $12,500,000 and $0.32 per share, respectively. The impact of the non-recurring items on diluted earnings per share for 1998 ($0.32) was $0.04 less than the sum of the applicable amounts for the second quarter and fourth quarter ($0.21 per share less $0.57 per share) due to the effect of the Company’s stock repurchase program on the weighted average number of shares outstanding and the amount of the non-recurring items.

15.  Summary of quarterly results (unaudited):

	First		Second		Third	Fourth
	Quarter		Quarter		Quarter	Quarter		Year

	(Millions, except per share data)

1999

Sales	$1,581.6		$1,526.9		$1,599.2	$1,642.3		$6,350.0

Gross Profit	231.9	(a)	228.8		243.8	244.1	(b)	948.6	(a)(b)

Pre-tax income	28.7	(a)	45.9		45.1	255.6	(b)	375.3	(a)(b)

Net income	15.7	(a)	26.5		25.7	106.6	(b)	174.5	(a)(b)

Diluted earnings per share	0.42	(a)	0.74		0.73	3.01	(b)	4.86	(a)(b)(e)

1998

Sales	$1,398.8		$1,460.8		$1,512.1	$1,544.6		$5,916.3

Gross Profit	242.0		245.9		252.2	240.3	(d)	980.4	(d)

Pre-tax income	72.5		94.2	(c)	70.8	29.8	(d)	267.3	(c)(d)

Net income	42.1		52.1	(c)	40.7	16.5	(d)	151.4	(c)(d)

Diluted earnings per share	1.02		1.27	(c)	1.03	0.44	(d)	3.80	(c)(d)(e)

(a)	Includes the impact of incremental special charges associated with the reorganization of the Company’s Electronics Marketing Group amounting to $26.5 million pre-tax, $15.7 million after-tax and $0.43 per share on a diluted basis.

(b)	Includes the net gain on exiting the printed catalog business consisting of the July 2, 1999 sale of Allied Electronics, offset somewhat by charges recorded in connection with the intended disposition of the Avnet Setron catalog operations in Germany. The net positive effect on fourth quarter fiscal year 1999 pre-tax income, net income and diluted earnings per share was $209.5 million, $79.7 million and $2.25, respectively.

(c)	Includes the net positive impact of $20.5 million pre-tax, $8.7 million after-tax and $0.21 per share on a diluted basis of the gain on the sale of Channel Master, offset by costs related to the divestiture of Avnet Industrial, the closure of the Company’s headquarters in Great Neck, NY and the anticipated loss on the sale of Company-owned real estate.

(d)	Includes incremental special charges associated with the reorganization of the Company’s Electronics Marketing Group, amounting to $35.4 million pre-tax ($9.7 million in gross profit and $25.7 million in operating expenses), $21.2 million after-tax and $0.57 per share on a diluted basis.

(e)	Diluted earnings per share for fiscal 1999 is less by $0.04 and in fiscal 1998 is greater by $0.04 than the sum of the applicable amounts for each of the quarters due to the effect of the stock repurchase program on the weighted average number of shares outstanding and the amount of the special items.

SCHEDULE II

AVNET, INC. AND SUBSIDIARIES

VALUATION AND QUALIFYING ACCOUNTS
Years Ended July 2, 1999, June 26, 1998 and June 27, 1997
(Thousands)

		Column C

Column A	Column B	Additions			Column D		Column E

		(1)	(2)
	Balance at	Charged to	Charged to other
	beginning of	costs and	accounts —		Deductions —		Balance at end
Description	period	expenses	describe		describe		of period

1999

Allowance for doubtful accounts	$31,807	$10,672	$1,634	(a)	$16,429	(b)	$27,626
			731	(c)	789	(d)

Reorganization charges (Note 14)	8,800	26,519	—		7,906	(e)	3,321
					24,092	(f)
1998

Allowance for doubtful accounts	27,915	12,482	147	(a)	8,680	(b)	31,807
			748	(c)	805	(d)

Reorganization charges (Note 14)	—	35,400	—		17,100	(e)	8,800
					9,500	(f)
1997

Allowance for doubtful accounts	34,615	10,107	588	(a)	17,395	(b)	27,915

(a)	Recovery of amounts previously written off

(b)	Uncollectible accounts written off

(c)   Acquisitions

(d)  Dispositions

(e)   Non-cash write-downs

(f)   Cash payments

INDEX TO EXHIBITS

Exhibit
Number	Exhibit

2A.	Stock Purchase Agreement dated as of June 7, 1999, between the Company and Electrocomponents Plc. (incorporated herein by reference to the Company’s Current Report on Form 8-K dated July 2, 1999, Exhibit 2).
2B.	Amended and Restated Agreement and Plan of Merger dated as of June 25, 1999, between the Company and Marshall Industries (incorporated herein by reference to Appendix A to Joint Proxy Statement/ Prospectus included in the Company’s Registration Statement on Form S-4, Registration Number 333-86721).
3A.	Restated Certificate of Incorporation of the Company (incorporated herein by reference to the Company’s Current Report on Form 8-K dated May 6, 1999, Exhibit 3(i)(b)).
3B.	By-laws of the Company (incorporated herein by reference to the Company’s Current Report on Form 8-K dated February 12, 1996, Exhibit 3(ii)).
4.	Note: The total amount of securities authorized under any instrument which defines the rights of holders of Company’s long-term debt does not exceed 10% of the total assets of the Company and its subsidiaries on a consolidated basis. Therefore, none of such instruments are required to be filed as exhibits to this Report. The Company agrees to furnish copies of such instruments to the Commission upon request.

Executive Compensation Plans and Arrangements

10A.	Employment Agreement dated September 25, 1997 between the Company and Roy Vallee (incorporated herein by reference to the Company’s Current Report on Form 8-K dated September 25, 1997, Exhibit 99).
10B.	Employment Agreement dated June 28, 1997 between the Company and Steven C. Church (incorporated herein by reference to the Company’s Current Report on Form 8-K dated February 6, 1998, Exhibit 99.1).
10C.	Employment Agreement dated October 13, 1997 between the Company and Brian Hilton (incorporated herein by reference to the Company’s Current Report on Form 8-K dated February 6, 1998, Exhibit 99.2).
10D.	Employment Agreement dated June 29, 1998 between the Company and David R. Birk (incorporated herein by reference to the Company’s Current Report on Form 8-K dated September 18, 1998, Exhibit 99.3).
10E.	Employment Agreement dated June 29, 1998 between the Company and Raymond Sadowski (incorporated herein by reference to the Company’s Current Report on Form 8-K dated September 18, 1998, Exhibit 99.4).
10F.	Employment Agreement dated July 6, 1998 between the Company and George Smith (incorporated herein by reference to the Company’s Current Report on Form 8-K dated September 28, 1999, Exhibit 99.)
10G.	Avnet 1984 Stock Option Plan (incorporated herein by reference to the Company’s Registration Statement on Form S-8, Registration No. 2-96800, Exhibit 4-B).
10H.	Avnet 1988 Stock Option Plan (incorporated herein by reference to the Company’s Registration Statement on Form S-8, Registration No. 33-29475, Exhibit 4-B).
10I.	Avnet 1990 Stock Option Plan (incorporated herein by reference to the Company’s Annual Report on Form 10-K for the fiscal year ended June 30, 1992, Exhibit 10E).
10J.	Avnet 1995 Stock Option Plan (incorporated herein by reference to the Company’s Current Report on Form 8-K dated February 12, 1996, Exhibit 10).
10K.	Avnet 1996 Incentive Stock Option Plan (incorporated herein by reference to the Company’s Registration Statement on Form S-8, Registration No. 333-17271, Exhibit 99).

Exhibit
Number	Exhibit

10L.	Amended and Restated Avnet 1997 Stock Option Plan (incorporated herein by reference to the Company’s Current Report on Form 8-K dated May 6, 1999, Exhibit 10).
10M.	1994 Avnet Incentive Stock Program (incorporated herein by reference to the Company’s Registration Statement on Form S-8, Registration No. 333-00129, Exhibit 99).
10N.	Stock Bonus Plan for Outside Directors (incorporated herein by reference to the Company’s Current Report on Form 8-K dated September 23, 1997, Exhibit 99.2).
10O.	Retirement Plan for Outside Directors of Avnet, Inc., effective July 1, 1993 (incorporated herein by reference to the Company’s Annual Report on Form 10-K for the fiscal year ended June 30, 1992, Exhibit 10I).
10P.	Avnet, Inc. Deferred Compensation Plan for Outside Directors (incorporated herein by reference to the Company’s Current Report on Form 8-K dated September 23, 1997, Exhibit 99.1).
21.*	List of subsidiaries of the Company - page 43.
23.*	Consent of Arthur Andersen LLP - page 44.
24.	Powers of Attorney (incorporated herein by reference to the Company’s Current Report on Form 8-K dated September 28, 1999).
27.*	Financial Data Schedule (electronic filing only).

*	Filed herewith