Form 10-Q
period 1999-10-01
AVNET INC
filed 1999-11-12
CIK 8858

SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549

                   .........................................

                                  FORM 10-Q

                  .........................................

           QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                       SECURITIES EXCHANGE ACT OF 1934

                For the quarterly period ended October 1, 1999


                   ........................................

                           Commission File #1-4224

                                 AVNET, INC.

                           Incorporated in New York

                   ........................................

                  IRS Employer Identification No. 11-1890605

                2211 South 47th Street, Phoenix, Arizona 85034
                                (480) 643-2000

                   .......................................

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days. Yes [ X ] No [ ]

The total number of shares outstanding of the registrant's Common Stock (net of treasury shares) as of October 29, 1999 - 41,944,647 shares.

                         AVNET, INC. AND SUBSIDIARIES

                                     INDEX

                                                                           Page
No.

Forward-Looking Statements................................................3

Part I.         Financial Information

         Item 1.Financial Statements

                Consolidated Balance Sheets
                October 1, 1999 and July 2, 1999..........................4

                Consolidated Statements of Income - First Quarters
                Ended October 1, 1999 and October 2, 1998.................5

                Consolidated Statements of Cash Flows - First Quarters
                Ended October 1, 1999 and October 2, 1998.................6

                Notes to Consolidated Financial Statements............7 - 9

         Item 2.Management's Discussion and Analysis of Financial
                Condition and Results of Operations ................10 - 16

         Item 3.Quantitative and Qualitative Disclosures About
                Market Risk .............................................17

Part II. Other Information:

         Item 6.Exhibits and Reports on Form 8-K.........................17


Signature Page  .........................................................18

Forward-Looking Statements

   This report contains forward-looking statements with respect to the financial condition, results of operations and business of Avnet, Inc. ("Avnet" or the "Company"). You can find many of these statements by looking for words like "believes," "expects," "anticipates," "estimates" or similar expressions in this report or in documents incorporated by reference in this report.

   These forward-looking statements are subject to numerous assumptions, risks and uncertainties. Factors that may cause actual results to differ materially from those contemplated by the forward-looking statements include, among others, the following:

   o Competitive pressures in the industry may increase significantly through industry consolidation, entry of new competitors or otherwise.

   o General economic or business conditions, domestic and foreign, may be less favorable than expected, resulting in lower sales than expected.

   o Costs or difficulties related to the integration of newly-acquired businesses may be greater than expected.

   o Possible loss of customers or suppliers as a result of the merger of Avnet with newly-acquired businesses.

   o Legislative or regulatory changes may adversely affect the businesses in which Avnet is engaged.

   o  Adverse changes may occur in the securities markets.

   o Changes in interest rates and currency fluctuations may reduce profit margins.

   o  Possible allocation of products by suppliers.

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

                        PART I - FINANCIAL INFORMATION

Item I.  Financial Statements

                         AVNET, INC. AND SUBSIDIARIES
                         CONSOLIDATED BALANCE SHEETS
                 (Dollars in thousands, except share amounts)

                                                         October 1,    July 2,
                                                           1999        1999
                                                         (unaudited) (audited)
Assets:
  Current assets:
    Cash and cash equivalents............................$   92,850 $   311,982
    Receivables, less allowances of $25,727 and
      $27,626, respectively.............................. 1,048,937     960,639
    Inventories (Note 3)................................. 1,144,668     997,247
    Other................................................    55,493      43,455
                                                         ---------- ------------
      Total current assets............................... 2,341,948   2,313,323

  Property, plant & equipment, net.......................   209,705     194,012
  Goodwill, net of accumulated amortization of $63,208
    and $60,404, respectively............................   391,308     385,648
  Other assets...........................................   100,738      91,714
                                                         ----------  ----------
      Total assets.......................................$3,043,699  $2,984,697
                                                         ==========  ==========
Liabilities:
  Current liabilities:
    Borrowings due within one year......................$       825  $      288
    Accounts payable.....................................   596,904     480,377
    Accrued expenses and other...........................   206,964     315,198
                                                          ---------  ----------

      Total current liabilities..........................   804,693     795,863

  Long-term debt, less due within one year...............   818,791     791,226
                                                        -----------  ----------

      Total liabilities.................................. 1,623,484   1,587,089
                                                        -----------  ----------

  Commitments and contingencies (Note 4)

Shareholders' equity (Notes 5 and 6):
  Common Stock $1.00 par, authorized 120,000,000
     shares, issued 44,439,000 shares and 44,416,000
     shares, respectively                                    44,439      44,416
  Additional paid-in capital.............................   436,789     435,930
  Retained earnings...................................... 1,513,224   1,496,357
  Cumulative translation adjustments.....................   (41,165)    (46,041)
  Treasury stock at cost, 9,225,207 shares and 9,224,599
    shares, respectively.................................. (533,072)   (533,054)
                                                          ---------- -----------

      Total shareholders' equity......................... 1,420,215   1,397,608
                                                         ----------  ----------

      Total liabilities and shareholders' equity.........$3,043,699  $2,984,697
                                                         ==========  ==========

                SEE NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                         AVNET, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF INCOME
                    (In thousands, except per share data)


                                                       First Quarters Ended

                                                         October 1,   October 2,
                                                            1999        1998
                                                        (unaudited)  (unaudited)

Sales................................................... $1,654,323  $1,581,603

Cost of sales  (Note 7) ................................  1,423,520   1,349,693
                                                         ----------  ----------

Gross profit............................................    230,803     231,910

Selling, shipping, general and administrative
   expenses (Note 7)                                        182,360     190,784
                                                         ----------  ----------
Operating income........................................     48,443      41,126

Other income, net.......................................        813         693

Interest expense.......................................      (9,866)    (13,148)
                                                         ----------- -----------

Income before income taxes..............................     39,390      28,671

Income taxes............................................     17,244      13,013
                                                        ------------ -----------

Net income..............................................$    22,146  $   15,658
                                                        ===========  ===========

Earnings per share (Note 8):

  Basic.................................................   $0.63          $0.43
                                                           =====          =====

  Diluted...............................................   $0.63          $0.42
                                                           =====          =====

Shares used to compute earnings per share (Note 8):

  Basic.................................................  35,200         36,428
                                                          ======         ======

  Diluted...............................................  35,405         36,956
                                                          ======         ======


                SEE NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                         AVNET, INC. AND SUBSIDIARIES
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                            (Dollars in thousands)
                                                          First Quarters Ended

                                                        October 1,    October 2,
                                                           1999          1998
                                                       (unaudited)   (unaudited)
Cash flows from operating activities:
  Net income............................................$  22,146      $ 15,658
  Non-cash and other reconciling items:
    Depreciation and amortization.......................   13,406        12,679
    Deferred taxes......................................        3          (891)
    Other, net (Note 7).................................    2,115        12,676
                                                        ---------    ----------
                                                           37,670        40,122
  Changes in (net of effects of businesses acquired):
      Receivables.......................................  (81,592)       15,847
      Inventories....................................... (139,053)      (54,985)
      Payables, accruals and other, net.................   (2,825)       14,831
                                                        ----------    ----------

    Net cash flows (used for) provided from operating
      activities                                         (185,800)       15,815

Cash flows from financing activities:
  Repurchase of common stock............................      -            (915)
  Issuance of notes in public offering, net of
      issuance costs                                          -         198,603
  Proceeds from (payment of) commercial paper and bank
     debt, net                                             17,686      (178,435)
  Payment of other debt, net............................      (42)          (31)
  Cash dividends (Note 9)...............................   (5,279)      (11,117)
  Other, net............................................      523           -
                                                        ----------   -----------

    Net cash flows provided from financing activities...   12,888         8,105
                                                        ----------   -----------

Cash flows from investing activities:
  Purchases of property, plant and equipment............  (24,744)      (11,256)
  Acquisition of operations (Note 9)....................  (21,890)         (447)
                                                        ----------   -----------

    Net cash flows used for investing activities........  (46,634)      (11,703)
                                                        ----------   -----------

Effect of exchange rate changes on cash and cash
    equivalents                                               414           929
                                                        ----------   -----------

Cash and cash equivalents:
    - (decrease)/increase............................... (219,132)       13,146
    - at beginning of year..............................  311,982        82,607
                                                        ----------   -----------
    - at end of period..................................$  92,850    $   95,753
                                                        ==========   ===========

Additional cash flow information (Note 9)

                SEE NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                         AVNET, INC. AND SUBSIDIARIES

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


1. In the opinion of management, the accompanying consolidated financial statements contain all adjustments necessary to present fairly the Company's financial position as of October 1, 1999 and July 2, 1999; the results of operations for the first quarters ended October 1, 1999 and October 2, 1998; and the cash flows for the first quarters ended October 1, 1999 and October 2, 1998. For further information, refer to the consolidated financial statements and accompanying footnotes included in the Company's Annual Report on Form 10-K for the fiscal year ended July 2, 1999.

2. The results of operations for the first quarter ended October 1, 1999 are not necessarily indicative of the results to be expected for the full year.

3.    Inventories:                                      October 1,     July 2,
    (Thousands)                                           1999          1999

      Finished goods....................................$1,077,732  $  909,609
      Work in process...................................     4,458       5,625
      Purchased parts and raw materials................     62,478      82,013
                                                        ----------- ------------
                                                        $1,144,668  $  997,247
                                                        ==========  ==========


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

5.  Number of shares of common stock reserved for stock option and stock incentive programs as of October 1, 1999: ...........$4,977,394
                                                                   ==========

6.  Comprehensive  income - Effective as of the beginning of fiscal 1999, the Company adopted Statement of Financial Accounting Standards No. 130, "Reporting Comprehensive Income" ("SFAS 130"). SFAS 130 establishes reporting standards designed to measure all of the changes in shareholders' equity that result from transactions and other economic events of the period excluding transactions with owners ("Comprehensive Income"). Comprehensive Income for the Company consists only of net income and equity foreign currency translation adjustments. Comprehensive Income for the first quarters of fiscal years 2000 and 1999 was $27,022,000 and $29,033,000, respectively.

                        AVNET, INC. AND SUBSIDIARIES
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

7. During the first quarter of fiscal 2000, the Company recorded $6,112,000 pre-tax and $3,976,000 after-tax ($0.11 per share on a diluted basis) of incremental special charges associated with the reorganization of its Electronics Marketing European operations consisting primarily of costs related to the consolidation of warehousing operations. The entire $6,112,000 is included in operating expenses most of which has required or will require an outflow of cash. These charges include severance, adjustments of the carrying value of fixed assets, real property lease terminations and other items.

    During the first quarter of fiscal 1999, the Company recorded $26,519,000 pre-tax and $15,740,000 after-tax ($0.43 per share on a diluted basis) of incremental special charges associated principally with the reorganization of its Electronics Marketing European sales and marketing activities. Approximately $18,613,000 of the pre-tax charge was included in operating expenses, most of which required an outflow of cash, and $7,906,000 was included in cost of sales, which represented a non-cash write-down. These charges included severance, inventory reserves required related to supplier terminations and other items.

8. Earnings per share - The Company adopted Statement of Financial Accounting Standards No. 128, "Earnings Per Share" ("SFAS 128") during fiscal 1998. Under SFAS 128, basic earnings per share is computed based on the weighted average number of common shares outstanding and excludes any potential dilution; diluted earnings per share reflects potential dilution from the exercise or conversion of securities into common stock. The number of dilutive securities for the first quarters of fiscal years 2000 and 1999 amounting to 205,000 shares and 528,000 shares, respectively, relate to stock options and restricted stock awards.

9. Additional cash flow information:

    Other non-cash and other reconciling items primarily includes the provision for doubtful accounts and certain non-recurring items (see Note 7).

    Due to the Company's fiscal calendar and its historical dividend payment dates, the first quarter of fiscal 1999 contained two quarterly dividend payments as compared with one payment in the current year's first quarter.

    Acquisition of operations in the first quarter of fiscal 2000 includes primarily the cash expended in connection with (1) an investment in Questlink Technology Inc., which provides an internet-based resource of technical information for electronics engineering, (2) the acquisition of Integrand Solutions, the largest Compaq Computer solutions integrator in Australia and (3) businesses acquired in prior years. Acquisition of operations, in the first quarter of fiscal 1999 included primarily a payment due in connection with a business acquired in fiscal 1998.

    Interest and income taxes paid in the first quarters were as follows:

                                                         Fiscal      Fiscal
    (Thousands) .......................................   2000        1999
                                                        --------    --------

    Interest........................................... $ 14,826     $14,051
    Income taxes........................................$125,531     $ 1,261

10.Segment information: The company currently consists of two major operating groups, Electronics Marketing ("EM") and the Computer Marketing Group ("CMG"). EM focuses on the global distribution of value-added services associated with electronics components and CMG focuses on middle-to-high-end, value-added computer products distribution and related services.

                                                      Quarters Ended
                                                October 1,     October 2,
                                                   1999           1998
                                                ----------     ----------
      (Thousands)
      Sales:
      Electronics Marketing                     $1,226,053     $1,229,176
      Computer Marketing                           428,270        352,427
                                               -----------    -----------
                                                $1,654,323     $1,581,603

      Operating Income:
      Electronics Marketing                     $   59,280     $   67,374
      Computer Marketing                             8,555         13,530
      Corporate & Special Charges                  (19,392)       (39,778)
                                                -----------    -----------
                                                $   48,443     $   41,126
                                                ===========    ===========

      Assets:
      Electronics Marketing                     $1,864,551     $1,766,156
      Computer Marketing                           556,863        400,592
      Corporate                                    622,285        648,708
                                                ----------     ----------
                                                $3,043,699     $2,815,456
                                                ==========     ==========
      Sales, by geographic area:
      Americas                                  $1,253,918     $1,229,214
      EMEA                                         305,250        308,050
      Asia/Pacific                                  95,155         44,339
                                                ----------     ----------
                                                $1,654,323     $1,581,603
                                                ==========     ==========
      Assets, by geographic area:
      Americas                                  $2,230,160     $2,155,707
      EMEA                                         641,879        568,556
      Asia/Pacific                                 171,660         91,193
                                                ----------     ----------
                                                $3,043,699     $2,815,456
                                                ==========     ==========

11. Subsequent to the end of the first quarter of fiscal year 2000 on October 20, 1999 the Company completed its acquisition of Marshall Industries.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

Effective as of the beginning of fiscal 1999, the Company changed its organizational structure to strengthen its focus on its core businesses and thereby better meet the needs of both its customers and its suppliers. This change involved dividing the former Electronic Marketing Group into its two major lines of business: the distribution of electronic components and the distribution of computer products. Accordingly, the Company currently consists of two major operating groups, Electronics Marketing ("EM") and the Computer Marketing Group ("CMG"). (Through the end of fiscal 1998, these two units comprised the former Electronic Marketing Group.) EM, which focuses on the global distribution of and value-added services associated with electronic components, is comprised of three regional operations -- EM Americas, EM EMEA (Europe, Middle East and Africa) and EM Asia. CMG, which focuses on middle-to high-end value-added computer products distribution and related services, consists of Avnet Computer, Hall-Mark Global Solutions and a number of other specialty businesses. References below under Results of Operations to "EM" and "CMG" are to the new group structure. In the first quarter of fiscal 2000, the Company announced the creation of a third operating group -- Avnet Applied Computing ("AAC"). AAC, which is being created by carving out certain business segments from EM and CMG, will begin recording sales and operational activity in the second quarter of fiscal 2000. Accordingly, this discussion and analysis will not include any additional reference to AAC.

Results of Operations

Consolidated sales were a record $1.65 billion in the first quarter of fiscal 2000 ended October 1, 1999, up 5% as compared with $1.58 billion in the prior year period. Due to the Company's fiscal calendar - a "52/53 week" fiscal year which ends on the Friday closest to June 30th - last year's first quarter included fourteen weeks of sales as compared with thirteen weeks in the current year quarter. Taking that into account, consolidated sales per day in the first quarter of fiscal 2000 were 13% higher than a year ago. The impact on consolidated sales from companies acquired during or subsequent to the first quarter of fiscal 1999 was substantially offset by the impact on sales of the disposition of Allied Electronics which was sold on the last day of fiscal 1999.

Sales for EM in the first quarter of fiscal 2000 of $1.23 billion were virtually the same as in last year's first quarter. However, excluding the impact of acquisitions and dispositions, sales were up almost 2% in the aggregate, and on a per day basis were up almost 10% as compared with the prior year's first quarter. On a sequential quarterly basis, EM's sales excluding the impact of acquisitions and the disposition of Allied were up 4% as compared with the fourth quarter of fiscal 1999. As far as sales by region are concerned, EM Americas' sales were $871.8 million in the first quarter of this year, up slightly more than 1% in the aggregate and 9% on a per day basis excluding the impact of the disposition of Allied. Sales for EM EMEA and EM Asia in the current year's first quarter were $272.5 million and $81.8 million, respectively, representing a 5% decrease for EM EMEA and an 86% increase for EM Asia as compared with last year's first quarter. Excluding the impact of acquisitions, EM EMEA's sales were down 6% in the aggregate but up 2% on a per day basis, and EM Asia's sales were up 56% in the aggregate and up 68% on a per day basis. On a sequential quarterly basis, EM EMEA's first quarter fiscal 2000 sales were up 6% while EM Asia's sales were up 24%, neither being impacted by acquisitions. CMG's sales for the first quarter of fiscal 2000 were $428.3 million, up 22% (13% excluding the impact of acquisitions) as compared with $352.4 million in the first quarter of last year and up 1% as compared with the immediately preceding fourth quarter of fiscal 1999. CMG's sales on a per day basis excluding acquisitions were almost 22% higher than last year's first quarter.

In connection with the change in organizational structure referred to above, the Company reorganized both its EM Americas and EM EMEA operations. Both the current year and prior year first quarter results were negatively impacted by incremental special charges associated primarily with the reorganization of the European portion of EM EMEA's operations. Management expects that the Company's future results of operations will benefit from the expected cost savings resulting from these reorganizations, and that the impact on liquidity and sources and uses of capital resources will not be material. Included in the Company's current year first quarter results are $6.1 million pre-tax (included in operating expenses), $4.0 million after-tax and $0.11 per share on a diluted basis of incremental special charges related to the final phase of the European reorganization consisting primarily of costs related to the centralization of European warehouse operations in the Company's new facility located in Tongeren, Belgium. These charges, most of which have required or will require an outflow of cash, include severance, adjustments of the carrying value of fixed assets, real property lease termination and other items. The balance of cash to be expended in connection with the first quarter of fiscal 2000 special charges, amounting to approximately $5.4 million, is expected to be paid by the end of the third quarter of fiscal 2000, except for amounts associated with long-term real property lease terminations, the amounts of which are not material. The Company expects to incur additional incremental costs in the second quarter of fiscal 2000 related to the actual movement of inventory from the various local country warehouses to the central warehouse in Belgium.

The fiscal 1999 first quarter results included $26.5 million pre-tax, $15.7 million after-tax and $0.43 per share on a diluted basis of incremental special charges associated principally with the reorganization of the Company's Electronics Marketing sales and marketing activities. Approximately $18.6 million of the pre-tax charge was included in operating expenses, most of which required an outflow of cash, and $7.9 million was included in cost of sales, which represented a non-cash write-down. These charges included severance, inventory reserves required related to supplier terminations and other items. The first quarter charges in fiscal 1999 also included some incremental costs associated with the completion of the reorganization of EM Americas, most of the costs for which were recorded in the fourth quarter of fiscal 1998. These costs included primarily employee relocations and special incentive payments as well as some additional severance costs. At October 1, 1999, the only cash remaining to be expended in connection with the first quarter fiscal 1999 special charges were amounts associated with long-term real property lease terminations and contractual commitments, the amounts of which are not material.

Consolidated gross profit margins (before special charges) of 14.0% in the first quarter of fiscal 2000 were lower by 1.2% of sales as compared with 15.2% in the first quarter of last year. This downward trend is due primarily to the competitive environment in the electronics distribution marketplace as a result of the global industry cyclical downtrend as well as to the increased sales of computer products, including microprocessors, DRAM's, disk drives, etc., which have lower gross profit margins than other products in the Company's product line. In addition, the disposition of Allied Electronics, which had higher gross margins than the remaining Avnet businesses, also somewhat negatively impacted consolidated gross profit margins. Although operating expenses (before special charges) in absolute dollars were higher in the first quarter of fiscal 2000 as compared with the fiscal 1999 first quarter, they decreased as a percentage of sales from 10.9% in fiscal 1999 to 10.7% in the current year. As a result, operating income (before special charges) of $54.6 million in the first quarter of fiscal 2000 represented 3.3% of sales as compared with $67.6 million or 4.3% of sales in the first quarter of 1999. EM's operating income before special charges and before the allocation of corporate expenses was $59.3 million in first quarter of fiscal 2000 as compared with $67.4 million in the prior year. Excluding the impact of Allied Electronics, EM's operating income was down less than 2% as compared with last year's first quarter. CMG's operating income before the allocation of corporate expenses was $8.6 million in the first quarter of fiscal 2000 as compared with $13.5 million in the first quarter of last year. Operating expenses recorded at corporate headquarters and for the recently created AAC were $13.3 million in both the first quarter of fiscal 2000 and the first quarter of fiscal 1999.

Interest expense for the first quarter of fiscal 2000 was significantly lower than for last year's first quarter due primarily to the impact of cash received in connection with the disposition of Allied Electronics.

As a result of the factors described above, net income, excluding special charges, in the first quarter of fiscal 2000 was $26.1 million, or $0.74 per share on a diluted basis, as compared with $31.4 million, or $0.85 per share on a diluted basis, in the prior year's first quarter. Including the special charge referred to above, the current year's first quarter net income was $22.1 million, or $0.63 per share on a diluted basis, as compared with $15.7 million, or $0.42 per share on a diluted basis, in the prior year's first quarter. The current year's first quarter earnings per share were negatively impacted by approximately $0.04 due to the disposition of Allied Electronics. This negative impact is the result of the interest benefit on the cash proceeds from the disposition being less than the earnings of Allied, with such condition continuing until the cash proceeds were more effectively used in connection with the recently completed acquisition of Marshall Industries (see below).


Liquidity and Capital Resources

During the first quarter of fiscal 2000, the Company generated $37.7 million from income before depreciation, amortization and other non-cash items, and used $223.5 million to increase working capital, resulting in $185.8 million of net cash flows being used for operations. Approximately $120.0 million of the cash used for operations related to the income taxes paid during the first quarter in connection with the gain on the sale of Allied. In addition, the Company used $29.1 million for other normal business operations including purchases of property, plant and equipment ($24.7 million) and dividends ($5.3 million), offset by cash generated from other immaterial items ($0.9 million). This resulted in $214.9 million being used for normal business operations. The Company also used $21.9 million for acquisitions and the payment of other debt. Of this overall use of cash of $236.8 million, $17.7 million was provided from an increase in debt and $219.1 million was provided from available cash and cash equivalents.

The Company's quick assets at October 1, 1999 totaled $1.142 billion as compared with $1.273 billion at July 2, 1999. At October 1, 1999, quick assets exceeded the Company's current liabilities by $337.1 million as compared with a $476.8 million excess at the end of fiscal 1999. Working capital at October 1, 1999 was $1.537 billion as compared with $1.517 billion at July 2, 1999. At October 1, 1999 to support each dollar of current liabilities, the Company had $1.42 of quick assets and $1.49 of other current assets, for a total of $2.91 as compared with the same amount at the end of the prior fiscal year. The above balance sheet amounts at July 2, 1999 were significantly impacted by the $377.0 million of cash received on that day in connection with the sale of Allied Electronics. On July 2, 1999, cash and cash equivalents included $240.1 million of before-tax proceeds from the sale of Allied Electronics with the balance of the cash received at closing having been used to reduce commercial paper outstanding. In addition, current liabilities at July 2, 1999 included approximately $134.7 million of accrued income taxes payable as a result of the gain on the sale of Allied Electronics, payment of which was made in the current year's first quarter.

In order to partially finance the cash component of the acquisition of Marshall Industries as described below and to provide additional working capital capacity, the Company entered into a $500 million 364-day credit facility in October 1999 with a syndicate of banks led by Banc America. The Company may select from various interest rate options and maturities under this facility, although the Company intends to utilize the facility primarily as a back-up of its commercial paper program pursuant to which the Company is authorized to issue short-term notes for current operational business requirements. The credit agreement contains various covenants, none of which management believes limit the Company's financial flexibility to pursue its intended financial strategy.

In the first quarter of fiscal 1999, the Company issued $200.0 million of 6.45% Notes due August 15, 2003 (the "Notes"). The net proceeds received by the Company from the sale of the Notes were approximately $198.6 million after deduction of the underwriting discounts and other expenses associated with the sale of the Notes. The net proceeds from the Notes have been used to repay indebtedness which the Company may re-borrow for general corporate purposes, including capital expenditures, acquisitions, repurchase of the Company's common stock and working capital needs.

The Company has separate credit agreements with Banca Commerciale Italiana and UniCredito Italiano which agreements provide eighteen-month facilities with lines of credit totaling 83 billion Italian Lira (USD equivalent of approximately $43.8 million). The facilities are currently being used primarily as a source of working capital financing for the Company's Italian subsidiary. In addition, the Company has an agreement with KBC, a Belgian bank, to finance the construction of the new Avnet Europe, NV/SA distribution center in Tongeren, Belgium. The agreement provides for multiple term loans totaling 665 million Belgian Francs (USD equivalent of approximately $16.9 million) which may be converted into term loans with maturities between three and fifteen years. The facilities are currently being used to finance real estate, computer equipment, infrastructure and project consultancy costs related to the new European distribution center.

On September 25, 1998, the Company's Board of Directors authorized a new $100 million stock repurchase program. The stock is to be purchased in the open market from time-to-time or in directly negotiated purchases. This program is in addition to the $200 million and $250 million programs authorized by the Board of Directors in August 1996 and November 1997, respectively, and which were completed during fiscal 1998. During fiscal 1999, the Company repurchased approximately 1.4 million shares of its common stock for an aggregate purchase price of approximately $70.1 million. Taking into account the Board of Directors' authorizations since August 1996, the Company has purchased almost
8.9 million shares using approximately $520 million in the process. The Company suspended its stock repurchase program in January 1999 as softer operating earnings caused its interest coverage ratio to fall below the Company's self-imposed limit.

During the first quarter of fiscal 2000, the Company's shareholders' equity increased by $22.6 million to $1,420.2 million at October 1, 1999, while total debt increased by $28.1 million to $819.6 million. As a result, the total debt to capital (shareholders' equity plus total debt) ratio was 36.6% at October 1, 1999 as compared with 36.2% at July 2, 1999. The Company's favorable balance sheet ratios would facilitate additional financing, if, in the opinion of management, such financing would enhance the future operations of the Company.

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

Acquisitions

During the last few months, the Company has acquired or agreed to acquire three businesses which are expected to have a substantial positive impact on the Company. In June 1999, the Company entered into a merger agreement to acquire Marshall Industries and its wholly-owned subsidiary, Sterling Electronics, one of the world's largest distributors of electronic components and computer products, for a combination of cash and Avnet stock. Following the approval of the shareholders of both Avnet and Marshall, the transaction was completed on October 20, 1999. Holders of Marshall common stock who elected to receive all Avnet common stock in the transaction received 0.82063 of a share of Avnet common stock for each share of Marshall common stock and cash in lieu of any fractional shares. The other holders of Marshall common stock who did not elect to receive Avnet common stock received the following in exchange for each share of Marshall common stock: (1) $22.91835 in cash, (2) 0.33839 of a share of Avnet common stock and (3) cash in lieu of any fractional share interest. The exchange ratio as well as the price paid for fractional shares was based on the $42.7719 average closing price of Avnet common stock on the New York Stock Exchange for the twenty (20) consecutive trading days ending on October 12, 1999. The total cost of the acquisition of Marshall including estimated expenses was approximately $741.8 million, consisting of the cost for the Marshall shares of $326.8 million in cash, $269.3 million in Avnet stock and $7.0 million in Avnet stock options (net of related tax benefits of $4.8 million) as well as $11.5 million for direct transaction expenses and $127.2 million for the refinancing of Marshall net debt. The above dollar value of Avnet stock assumes the issuance of 6,817,943 shares of Avnet stock valued at a price of $39.50 based on the average closing price of Avnet common stock for a period commencing two trading days before and ending two trading days after the October 12, 1999 measurement date, the day on which the exchange ratio for the Avnet stock component of the purchase price was determined pursuant to the merger agreement.

The Company has also entered into separate agreements to acquire 84% of Eurotronics, B.V. (which does business under the name SEI), a pan-European electronics components distributor headquartered in the Netherlands, and 94% of the SEI Macro Group, an electronics components distributor headquartered in the United Kingdom. The combined transaction value of these two acquisitions, including the assumption of debt, is in the range of $200.0 -- $250.0 million to be paid for with a combination of cash and Avnet common stock. The acquisition of the SEI Macro Group was completed on October 14, 1999, while the acquisition of Eurotronics is awaiting antitrust approval. The Company acquired the remaining 16% of Eurotronics from Marshall (which held the 16%) and will acquire the remaining 6% of the SEI Macro Group when it completes the acquisition of Eurotronics. The combined annual sales of Eurotronics and the SEI Macro Group are approximately $750 million.

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

Market Risks

Certain of the Company's operations, primarily its international subsidiaries, occasionally purchase and sell products in currencies other than their functional currencies. This subjects the Company to the risks associated with fluctuations of foreign currency exchange rates. The Company reduces this risk by utilizing natural hedging (offsetting receivables and payables) as well as by creating offsetting positions through the use of derivative financial instruments, primarily forward foreign exchange contracts with maturities of less than sixty days. The market risk related to the foreign exchange contracts is offset by the changes in valuation of the underlying items being hedged. The amount of risk and the use of derivative financial instruments described above is not material to the Company's financial position or results of operations. As of October 1, 1999, approximately 37% of the Company's outstanding debt was in fixed rate instruments and 63% was subject to variable short-term interest rates. Accordingly, the Company will be impacted by any change in short-term interest rates. The Company does not hedge either its investment in its foreign operations or its floating interest rate exposures.

The Year 2000 Issue

With the calendar year 2000 less than two months away, many companies, including Avnet, are engaged in modifying their computer systems and applications which currently use two-digit fields to designate a year ("Year 2000 Issue"). Management has assessed and continues to assess the impact of the Year 2000 Issue on the Company's reporting systems and operations. The Company has engaged several outside consulting firms and is using internal resources to perform a comprehensive remediation of the Company's computer systems before the year 2000. The Company's remediation plan with respect to its critical internal systems has consisted of four phases: (i) high level assessment of systems, (ii) detailed assessment, remediation and unit testing, (iii) deployment and (iv) integration testing. The Company has already completed all four phases on most of its critical internal systems, and is in the deployment and integration testing phases for the remaining critical systems. All phases for all critical systems are expected to be completed during the second quarter of fiscal 2000. The costs to modify the existing computer systems and applications are significant; however, they have not been and will not be material to the Company's financial position or results of operations. The current estimate (including potential capital expenditures) is in the range of $16.0 million to $18.0 million, of which the Company has already incurred or has committed to incur approximately $15.0 million.

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

Item 3.     Quantitative and Qualitative Disclosures About Market Risk

See Note 1 to the Consolidated Financial Statements included in the Company's Annual Report on Form 10-K for the year ended July 2, 1999 and the "Liquidity and Capital Resources" section of Management's Discussion and Analysis of Financial Condition and Results of Operations in Item 2 of this Form 10-Q.


                         PART II - OTHER INFORMATION


Item 6.  Exhibits and Reports on Form 8-K:

A. Exhibits:

   Exhibit No.


       2. Amended and Restated Agreement and Plan of Merger dated as of June 25, 1999, between the Company and Marshall Industries (incorporated herein by reference to Appendix A to the Joint Proxy Statement/Prospectus included in the Company's Registration Statement on Form S-4, Registration Number 333-86721).

     3A. Restated Certificate of Incorporation of the Company (incorporated herein by reference to the Company's Current Report on Form 8-K bearing cover date of May 6, 1999, Exhibit 3(i)(b)).

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

   27.      Financial Data Schedule (electronic filings only).


B. Reports on Form 8-K

   The  Company  filed the  following  Current  Reports  on Form 8-K  during the quarter for which this report is filed: (1) Current Report on Form 8-K bearing cover date of July 2, 1999 whereby it reported under Items 2 and 7 that it had agreed to sell all of the outstanding shares of Allied Electronics, Inc., a wholly-owned subsidiary, and that the sale was consummated as of the close of business on July 2, 1999; and (2) Current Report on Form 8-K bearing cover date of September 28, 1999 whereby it reported under Items 5 and 7 that it filed Powers of Attorney for its form 10K and an Employment Agreement between the Company and George Smith.

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

          November 12, 1999
       ------------------------
                 Date