Form 10-Q
period 1999-12-31
AVNET INC
filed 2000-02-14
CIK 8858

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                            ------------------------

                                   FORM 10-Q

                            ------------------------

            QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                        SECURITIES EXCHANGE ACT OF 1934

                FOR THE QUARTERLY PERIOD ENDED DECEMBER 31, 1999

                            ------------------------

                            COMMISSION FILE #1-4224

                                  AVNET, INC.
                            INCORPORATED IN NEW YORK

                            ------------------------

                   IRS EMPLOYER IDENTIFICATION NO. 11-1890605

                 2211 SOUTH 47TH STREET, PHOENIX, ARIZONA 85034
                                 (480) 643-2000

                            ------------------------

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

     The total number of shares outstanding of the registrant's Common Stock (net of treasury shares) as of January 31, 2000 -- 43,878,441 shares.

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                          AVNET, INC. AND SUBSIDIARIES

                                     INDEX

                                                                                 PAGE NO.
                                                                                 --------
Forward-Looking Statements.....................................................       2

PART I.   FINANCIAL INFORMATION:
          Item 1. Financial Statements:
                   Consolidated Balance Sheets December 31, 1999 and July 2,          3
                   1999........................................................
                   Consolidated Statements of Income -- First Halves Ended            4
                   December 31, 1999 and January 1, 1999.......................
                   Consolidated Statements of Income -- Second Quarters Ended         5
                   December 31, 1999 and January 1, 1999.......................
                   Consolidated Statements of Cash Flows -- First Halves Ended        6
                   December 31, 1999 and January 1, 1999.......................
                   Notes to Consolidated Financial Statements..................    7-10
          Item 2. Management's Discussion and Analysis of Financial Condition     11-16
          and Results of Operations............................................
          Item 3. Quantitative and Qualitative Disclosures About Market Risk...      16

PART II.  OTHER INFORMATION:
          Item 4. Submission of Matters to a Vote of Security Holders..........      17
          Item 6. Exhibits and Reports on Form 8-K.............................   17-18

Signature Page.................................................................      19

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

     These forward-looking statements are subject to numerous assumptions, risks and uncertainties. Factors that may cause actual results to differ materially from those contemplated by the forward-looking statements include the following:

     - Competitive pressures among distributors of electronic components and computer products may increase significantly through industry consolidation, entry of new competitors or otherwise.

     - General economic or business conditions, domestic and foreign, may be less favorable than we expected, resulting in lower sales than we expected.

     - Costs or difficulties related to the integration into Avnet of newly-acquired businesses, or businesses we expect to acquire, may be greater than we expected.

     - Avnet may lose customers or suppliers as a result of the integration into Avnet of newly-acquired businesses.

     - Legislative or regulatory changes may adversely affect the businesses in which Avnet is engaged.

     - Adverse changes may occur in the securities markets.

     - Changes in interest rates and currency fluctuations may reduce Avnet's profit margins.

     - Avnet may be adversely affected by the allocation of products by suppliers.

     Because forward-looking statements are subject to risks and uncertainties, actual results may differ materially from those expressed or implied by them. We caution you not to place undue reliance on these statements, which speak only as of the date of this report.

     We do not undertake any obligation to update publicly or revise any forward-looking statements, whether as a result of new information, future events or otherwise.

                                     PART I

                             FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

                          AVNET, INC. AND SUBSIDIARIES

                          CONSOLIDATED BALANCE SHEETS
                  (DOLLARS IN THOUSANDS, EXCEPT SHARE AMOUNTS)

                                                              DECEMBER 31,     JULY 2,
                                                                  1999           1999
                                                              ------------    ----------
                                                              (UNAUDITED)     (AUDITED)
Assets:
  Current assets:
     Cash and cash equivalents..............................   $   71,529     $  311,982
     Receivables, less allowances of $35,814 and $27,626,
      respectively..........................................    1,398,341        960,639
     Inventories (Note 3)...................................    1,624,726        997,247
     Other..................................................       84,355         43,455
                                                               ----------     ----------
          Total current assets..............................    3,178,951      2,313,323
  Property, plant & equipment, net..........................      264,168        194,012
  Goodwill, net of accumulated amortization of $67,481 and
     $60,404, respectively..................................      762,542        385,648
  Other assets..............................................      186,777         91,714
                                                               ----------     ----------
          Total assets......................................   $4,392,438     $2,984,697
                                                               ==========     ==========
Liabilities:
  Current liabilities:
     Borrowings due within one year.........................   $  617,103     $      288
     Accounts payable.......................................      742,994        480,377
     Accrued expenses and other.............................      232,033        315,198
                                                               ----------     ----------
          Total current liabilities.........................    1,592,130        795,863
  Long-term debt, less due within one year..................    1,069,202        791,226
                                                               ----------     ----------
          Total liabilities.................................    2,661,332      1,587,089
                                                               ----------     ----------
  Commitments and contingencies (Note 4)
Shareholders' equity (Notes 5 and 6):
  Common stock $1.00 par, authorized 120,000,000 shares,
     issued 45,048,000 shares and 44,416,000 shares,
     respectively...........................................       45,048         44,416
  Additional paid-in capital................................      327,726        435,930
  Retained earnings.........................................    1,521,945      1,496,357
  Cumulative translation adjustments........................      (46,816)       (46,041)
  Valuation adjustment......................................       12,910             --
  Treasury stock at cost, 2,408,082 shares and 9,224,599
     shares, respectively...................................     (129,707)      (533,054)
                                                               ----------     ----------
          Total shareholders' equity........................    1,731,106      1,397,608
                                                               ----------     ----------
          Total liabilities and shareholders' equity........   $4,392,438     $2,984,697
                                                               ==========     ==========

                 See Notes to Consolidated Financial Statements

                          AVNET, INC. AND SUBSIDIARIES

                       CONSOLIDATED STATEMENTS OF INCOME
                     (IN THOUSANDS, EXCEPT PER SHARE DATA)

                                                                  FIRST HALVES ENDED
                                                              ---------------------------
                                                              DECEMBER 31,    JANUARY 1,
                                                                  1999           1999
                                                              ------------    -----------
                                                              (UNAUDITED)     (UNAUDITED)
Sales.......................................................   $3,757,094     $3,108,505
Cost of sales (Note 7)......................................    3,243,622      2,647,805
                                                               ----------     ----------
Gross profit................................................      513,472        460,700
Selling, shipping, general and administrative expenses (Note
  7)........................................................      420,869        361,398
                                                               ----------     ----------
Operating income............................................       92,603         99,302
Other income, net...........................................        2,820          1,446
Interest expense............................................      (27,600)       (26,169)
                                                               ----------     ----------
Income before income taxes..................................       67,823         74,579
Income taxes................................................       30,545         32,387
                                                               ----------     ----------
Net income..................................................   $   37,278     $   42,192
                                                               ==========     ==========
Earnings per share (Note 8):
  Basic.....................................................   $     0.98     $     1.17
                                                               ==========     ==========
  Diluted...................................................   $     0.97     $     1.16
                                                               ==========     ==========
Shares used to compute earnings per share (Note 8):
  Basic.....................................................       38,158         36,029
                                                               ==========     ==========
  Diluted...................................................       38,410         36,480
                                                               ==========     ==========

                 See Notes to Consolidated Financial Statements

                          AVNET, INC. AND SUBSIDIARIES

                       CONSOLIDATED STATEMENTS OF INCOME
                     (IN THOUSANDS, EXCEPT PER SHARE DATA)

                                                                 SECOND QUARTERS ENDED
                                                              ---------------------------
                                                              DECEMBER 31,    JANUARY 1,
                                                                  1999           1999
                                                              ------------    -----------
                                                              (UNAUDITED)     (UNAUDITED)
Sales.......................................................   $2,102,771     $1,526,902
Cost of sales (Note 7)......................................    1,820,102      1,298,112
                                                               ----------     ----------
Gross profit................................................      282,669        228,790
Selling, shipping, general and administrative expenses (Note
  7)........................................................      238,509        170,614
                                                               ----------     ----------
Operating income............................................       44,160         58,176
Other income, net...........................................        2,007            753
Interest expense............................................      (17,734)       (13,021)
                                                               ----------     ----------
Income before income taxes..................................       28,433         45,908
Income taxes................................................       13,301         19,374
                                                               ----------     ----------
Net income..................................................   $   15,132     $   26,534
                                                               ==========     ==========
Earnings per share (Note 8):
  Basic.....................................................   $     0.37     $     0.74
                                                               ==========     ==========
  Diluted...................................................   $     0.37     $     0.74
                                                               ==========     ==========
Shares used to compute earnings per share (Note 8):
  Basic.....................................................       41,117         35,629
                                                               ==========     ==========
  Diluted...................................................       41,415         36,004
                                                               ==========     ==========

                 See Notes to Consolidated Financial Statements

                          AVNET, INC. AND SUBSIDIARIES

                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                             (DOLLARS IN THOUSANDS)

                                                                  FIRST HALVES ENDED
                                                              ---------------------------
                                                              DECEMBER 31,    JANUARY 1,
                                                                  1999           1999
                                                              ------------    -----------
                                                              (UNAUDITED)     (UNAUDITED)
Cash flows from operating activities:
  Net income................................................   $  37,278       $  42,192
  Non-cash and other reconciling items:
     Depreciation and amortization..........................      30,172          25,392
     Deferred taxes.........................................           3          (1,756)
     Other, net (Notes 7 and 9).............................      17,422          17,226
                                                               ---------       ---------
                                                                  84,875          83,054
  Changes in (net of effects of businesses acquired):
     Receivables............................................     (91,236)         (2,779)
     Inventories............................................    (317,124)        (41,632)
     Payables, accruals and other, net......................    (165,552)        (17,164)
                                                               ---------       ---------
     Net cash flows (used for) provided from operating
      activities............................................    (489,037)         21,479
                                                               ---------       ---------
Cash flows from financing activities:
  Repurchase of common stock................................          --         (63,640)
  Issuance of notes in public offering, net of issuance
     costs..................................................          --         198,242
  Proceeds from (payment of) commercial paper and bank debt,
     net....................................................     882,637        (137,684)
  Payment of other debt, net................................         (70)            (63)
  Cash dividends (Note 9)...................................      (5,279)        (11,117)
  Other, net................................................       6,972          (3,671)
                                                               ---------       ---------
     Net cash flows provided from (used for) financing
      activities............................................     884,260         (17,933)
                                                               ---------       ---------
Cash flows from investing activities:
  Purchases of property, plant and equipment................     (43,516)        (17,986)
  Acquisitions of operations (Note 9).......................    (592,042)        (16,542)
                                                               ---------       ---------
     Net cash flows used for investing activities...........    (635,558)        (34,528)
                                                               ---------       ---------
Effect of exchange rate changes on cash and cash
  equivalents...............................................        (118)            989
                                                               ---------       ---------
Cash and cash equivalents:
  -- decrease...............................................    (240,453)        (29,993)
  -- at beginning of year...................................     311,982          82,607
                                                               ---------       ---------
  -- at end of period.......................................   $  71,529       $  52,614
                                                               =========       =========
Additional cash flow information (Note 9)

                 See Notes to Consolidated Financial Statements

                          AVNET, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

 1. In the opinion of management, the accompanying consolidated financial statements contain all adjustments necessary to present fairly the Company's financial position as of December 31, 1999 and July 2, 1999; the results of operations for the first halves and second quarters ended December 31, 1999 and January 1, 1999; and the cash flows for the first halves ended December 31, 1999 and January 1, 1999. For further information, refer to the consolidated financial statements and accompanying footnotes included in the Company's Annual Report on Form 10-K for the fiscal year ended July 2, 1999.

 2. The results of operations for the first half and second quarter ended December 31, 1999 are not necessarily indicative of the results to be expected for the full year. The results of operation for the second half of fiscal 2000 will be significantly impacted by the acquisition of Marshall Industries, which was completed on October 20, 1999 (See Note 10), and the acquisition of Eurotronics B.V., which was completed on January 3, 2000.

 3. Inventories:

                                                              DECEMBER 31,    JULY 2,
                                                                  1999          1999
                                                              ------------    --------
                                                                    (THOUSANDS)
          Finished goods....................................   $1,537,379     $909,609
          Work in process...................................        4,991        5,625
          Purchased parts and raw materials.................       82,356       82,013
                                                               ----------     --------
                                                               $1,624,726     $997,247
                                                               ==========     ========

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

 5. Number of shares of common stock reserved for stock
    option and stock incentive programs as of December 31,
    1999.....................................................  5,015,616
                                                               =========

 6. Comprehensive income -- Effective as of the beginning of fiscal 1999, the Company adopted Statement of Financial Accounting Standards No. 130, "Reporting Comprehensive Income" ("SFAS 130"). SFAS 130 establishes reporting standards designed to measure all of the changes in shareholders' equity that result from transactions and other economic events of the period excluding transactions with shareholders ("Comprehensive Income"). Comprehensive Income for the Company consists of net income, equity foreign currency translation adjustments, and at December 31, 1999 an unrealized gain on investments in marketable securities. Comprehensive Income for the first halves of fiscal years 2000 and 1999 was $49,413,000 and $53,730,000, respectively, and for the second quarters of fiscal years 2000 and 1999 was $22,391,000 and $24,705,000, respectively.

 7. During the second quarter of fiscal 2000, the Company recorded $28,030,000 pre-tax and $17,573,000 after-tax ($0.42 per share on a diluted basis) of incremental special charges associated with the integration of Marshall Industries into the Company ($18,413,000 pre-tax), the reorganization of the Company's Electronics Marketing Asian operations ($5,409,000 pre-tax) and costs related to the consolidation of the Company's Electronics Marketing European warehousing operations and costs incurred in connection with its lawsuit against Wyle Laboratories, Inc. ($4,208,000 pre-tax). The charges related to the integration of Marshall Industries and the reorganization of the Asian operations are comprised of severance, inventory reserves required related to supplier terminations, real property lease terminations, employee and facility relocation costs, special incentive payments and other items.

                          AVNET, INC. AND SUBSIDIARIES

    Approximately $17,739,000 of the pre-tax charge was included in operating expenses, most of which have required or will require an outflow of cash, and $10,291,000 was included in cost of sales, which represented a non-cash write-down.

    In addition to the second quarter special charge described in the previous paragraph, the results for the first half of fiscal 2000 include $6,112,000 pre-tax and $3,976,000 after-tax ($0.11 per share on a diluted basis) of incremental special charges recorded in the first quarter of fiscal 2000 associated with the reorganization of the Electronics Marketing European operations consisting primarily of costs related to the consolidation of warehousing operations. The entire $6,112,000 is included in operating expenses, most of which have required or will require an outflow of cash. These charges include severance, adjustments of the carrying value of fixed assets, real property lease terminations and other items. The total amount of special charges recorded in the first half of fiscal 2000 amounted to $34,142,000 pre-tax, $21,549,000 after-tax, and $0.53 per share on a diluted basis.

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

 8. Earnings per share -- The Company adopted Statement of Financial Accounting Standards No. 128, "Earnings Per Share" ("SFAS 128") during fiscal 1998. Under SFAS 128, basic earnings per share is computed based on the weighted average number of common shares outstanding and excludes any potential dilution; diluted earnings per share reflects potential dilution from the exercise or conversion of securities into common stock. The number of dilutive securities for the first halves of fiscal years 2000 and 1999 amounting to 252,000 shares and 451,000 shares, respectively, and for the second quarters of fiscal years 2000 and 1999 amounting to 298,000 shares and 375,000 shares, respectively, relate to stock options and restricted stock awards.

 9. Additional cash flow information:

    Other non-cash and other reconciling items primarily includes the provision for doubtful accounts and certain non-recurring items (see Note 7).

    Due to the Company's fiscal calendar and its historical dividend payment dates, the first half of fiscal 2000 contained one quarterly dividend payment as compared with two payments in the first half of fiscal 1999.

    Acquisitions of operations in the first half of fiscal 2000 include primarily the cash expended in connection with (1) the acquisitions of Marshall Industries, SEI Macro Group, Cosco Electronics/Jung Kwang (Avnet Korea), Integrand Solutions, PCD Italia S.r.l. and Matica S.p.A., (2) investments made in Questlink Technology, Inc., ChipCenter, and Eurotronics B.V (the initial 16% investment), and (3) businesses acquired in prior years. Acquisitions of operations in the first half of fiscal 1999 include primarily the cash expended in connection with the acquisition of joint venture interests in Avnet Max, Ltd. and in Avnet Gallium. The purchase prices for the acquisitions accounted for as purchases have been allocated, on a preliminary basis, to the assets acquired and liabilities assumed based upon estimated fair values as of the acquisition date and are subject to adjustment when additional information concerning asset and liability valuations is finalized.

    Interest and income taxes paid in the first halves were as follows:

                                                               FISCAL     FISCAL
                                                                2000       1999
                                                              --------    -------
                                                                  (THOUSANDS)
Interest....................................................  $ 27,393    $22,133
Income taxes................................................   170,890     27,787

                          AVNET, INC. AND SUBSIDIARIES

10. Unaudited pro forma results: The following unaudited pro forma results reflect the acquisition of Marshall Industries as if it occurred on June 27, 1998, the first day of the Company's 1999 fiscal year, and does not purport to present what actual results would have been had the acquisition, in fact, occurred at June 27, 1998, or to project results for any future period:

                                                                  FIRST HALVES ENDED
                                                             ----------------------------
                                                             DECEMBER 31,     JANUARY 1,
                                                                 1999            1999
                                                             -------------    -----------
                                                             (THOUSANDS, EXCEPT PER SHARE
                                                                        DATA)
Sales......................................................   $4,319,800      $4,005,000
Income before income taxes.................................       77,200          86,800
Net income.................................................       41,900          47,000
Diluted earnings per share.................................   $     0.99      $     1.08

    The unaudited pro forma results shown above include the special charges referred to in Note 7 to the consolidated financial statements contained in this report. In addition, the unaudited pro forma results shown above exclude any potential benefits that might result from the acquisition due to synergies that may be derived and from the elimination of any duplicate costs.

11. Segment information: The Company currently consists of three major operating groups, Electronics Marketing ("EM"), the Computer Marketing Group ("CMG") and Avnet Applied Computing ("AAC"), which started operating as a separate group effective as of the beginning of the second quarter of fiscal 2000. EM focuses on the global distribution of, and value-added services associated with, electronic components and CMG focuses on middle-to-high-end, value-added computer products distribution and related services. AAC serves the needs of personal computer OEMs and system integrators by providing leading-edge technologies such as microprocessors, and serves the needs of embedded systems OEMs that require technical services such as product prototyping, configurations and other value-added services.

                                                                 FIRST HALVES ENDED
                                                             --------------------------
                                                             DECEMBER 31,    JANUARY 1,
                                                                 1999           1999
                                                             ------------    ----------
                                                                    (THOUSANDS)
Sales:
  Electronics Marketing....................................   $2,732,974     $2,381,029
  Computer Marketing.......................................      887,721        727,476
  Avnet Applied Computing..................................      136,399             --
                                                              ----------     ----------
                                                              $3,757,094     $3,108,505
                                                              ==========     ==========
Operating Income:
  Electronics Marketing....................................   $  133,880     $  128,865
  Computer Marketing.......................................       17,035         22,994
  Avnet Applied Computing..................................        3,763             --
  Corporate & Special Charges..............................      (62,075)       (52,557)
                                                              ----------     ----------
                                                              $   92,603     $   99,302
                                                              ==========     ==========

                          AVNET, INC. AND SUBSIDIARIES

                                                                 FIRST HALVES ENDED
                                                             --------------------------
                                                             DECEMBER 31,    JANUARY 1,
                                                                 1999           1999
                                                             ------------    ----------
                                                                    (THOUSANDS)
Assets:
  Electronics Marketing....................................   $2,557,392     $1,705,520
  Computer Marketing.......................................      626,238        460,460
  Avnet Applied Computing..................................      103,655             --
  Corporate................................................    1,105,153        624,103
                                                              ----------     ----------
                                                              $4,392,438     $2,790,083
                                                              ==========     ==========
Sales, by geographic area:
  Americas.................................................   $2,813,200     $2,373,692
  EMEA.....................................................      741,975        637,418
  Asia/Pacific.............................................      201,919         97,395
                                                              ----------     ----------
                                                              $3,757,094     $3,108,505
                                                              ==========     ==========
Assets, by geographic area:
  Americas.................................................   $3,270,490     $2,128,263
  EMEA.....................................................      908,059        573,491
  Asia/Pacific.............................................      213,889         88,329
                                                              ----------     ----------
                                                              $4,392,438     $2,790,083
                                                              ==========     ==========

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     Effective as of the beginning of fiscal 1999, Avnet, Inc. (the "Company") changed its organizational structure to strengthen its focus on its core businesses and thereby better meet the needs of both its customers and its suppliers. This change involved dividing the former Electronic Marketing Group into its two major lines of business: the distribution of electronic components and the distribution of computer products. This change resulted in the creation of two operating groups, Electronics Marketing ("EM") and the Computer Marketing Group ("CMG"). EM, which focuses on the global distribution of and value-added services associated with electronic components, is comprised of three regional operations -- EM Americas, EM EMEA (Europe, Middle East and Africa) and EM Asia. CMG, which focuses on middle-to high-end value-added computer products distribution and related services, consists of Avnet Computer, Hall-Mark Global Solutions and a number of other specialty businesses. In addition, the Company has a third operating group -- Avnet Applied Computing ("AAC") which began operating in the Americas effective as of the beginning of the second quarter of fiscal 2000. AAC, which was created by combining certain segments from EM's and CMG's operations, consists of two major business units -- Applied Computing Components, which serves the needs of manufacturers of general purpose computers, and Applied Computing Solutions, which provides design, integration, marketing and financial services to developers of application-specific computer solutions. Applied Computing Components focuses on personal computer OEMs and system integrators by providing leading-edge technologies such as microprocessors. Applied Computing Solutions focuses on embedded systems OEMs that require technical services such as product prototyping, configurations and other value-added services. AAC type activities in Europe and Asia are still included as part of EM. It is expected that these operations will be included as part of AAC no later than the beginning of fiscal 2001. References below under Results of Operations to "EM", "CMG" and "AAC" are to the new group structure. The results for AAC in the Americas prior to the beginning of the second quarter of fiscal 2000 are included in EM and CMG as the results of the operating groups have not been restated. Therefore, the group information supplied below for fiscal 2000 is not comparable to the information for prior periods. The results for the second quarter of fiscal 2000 included the impact of the Company's October 20, 1999 acquisition of Marshall Industries, the largest acquisition in the history of the electronics components distribution industry, which is more fully described in the "Acquisitions" section to follow in this Management's Discussion and Analysis of Financial Condition and Results of Operations ("MD&A"). Marshall Industries has been merged primarily into the Company's EM group with a relatively small portion having been merged into AAC.

RESULTS OF OPERATIONS

     Consolidated sales were a record $2.10 billion in the second quarter of fiscal 2000 ended December 31, 1999, up 38% as compared with $1.53 billion in the prior year second quarter. Excluding the impact of acquisitions and divestitures, Avnet's consolidated second quarter fiscal 2000 sales were approximately 9% higher than the second quarter of last year, and were up roughly 2% as compared with the first quarter of fiscal 2000. Sales for EM in the second quarter of fiscal 2000 were $1.51 billion, up 31% as compared with last year's second quarter sales of $1.15 billion and up 23% when compared with sales of $1.23 billion in the immediately preceding first quarter of fiscal 2000. On a proforma basis, EM's sales (excluding the impact of acquisitions, dispositions and AAC which was separated into its own group as described above) were up approximately 16% and 1%, respectively, as compared with the second quarter of last year and the first quarter of the current year. As far as sales by region are concerned, EM Americas' sales were $1,045.6 million in the second quarter of this year, up 30% as compared with the prior year second quarter sales of $801.3 million and up 20% as compared with sales of $871.8 million in the immediately preceding first quarter of fiscal 2000. Sales for EM EMEA and EM Asia in the current year's second quarter were $363.8 million and $97.5 million, respectively, representing a 22% increase for EM EMEA and an 84% increase for EM Asia as compared with last year's second quarter. As compared with the first quarter of fiscal 2000, EM EMEA's second quarter fiscal 2000 sales were up 34% and EM Asia's sales were up 19%. CMG's sales for the second quarter of fiscal 2000 were $459.5 million, up 23% as compared with $375.0 million in the second quarter of last year and up 7% as compared with the immediately preceding first quarter of fiscal 2000. Avnet's newly formed group, AAC, recorded sales of $136.4 million in the second quarter of fiscal 2000. AAC's sales for Europe and Asia in the second quarter of fiscal 2000, which were included in EM's sales indicated above, were approximately $132.3 million and $9.2 million, respectively, making AAC's global sales approximately $277.9 million.

     Included in the Company's current year second quarter results are $28.0 million pre-tax ($17.7 million included in operating expenses and $10.3 million included in cost of sales), $17.6 million after-tax and $0.42 per share on a diluted basis of incremental special charges associated with the integration of Marshall Industries into the Company, the reorganization of EM Asia, costs related to the consolidation of the Company's Electronics Marketing European warehousing operations and costs incurred in the second quarter in connection with its lawsuit against Wyle Laboratories, Inc. and certain individuals. Of the $28.0 million special charge, $16.9 million requires the use of cash ($9.5 million of which has been expended at December 31, 1999) and $11.1 million represented a non-cash charge. The charges related to the integration of Marshall Industries ($18.4 million) and the reorganization of the Asian operations ($5.4 million) are comprised of severance, inventory reserves required related to supplier terminations, real property lease terminations, employee and facility relocation costs, special incentive payments and other items. The costs associated with the consolidation of the European warehousing operations ($1.5 million) were due to the longer-than-expected startup of operations of the European distribution center located in Tongeren, Belgium and consist primarily of duplicative employee and property related costs. The costs incurred pertaining to the Wyle lawsuit ($2.7 million) in which the Company is the plaintiff related to legal and professional fees associated with the trial of the case, which commenced in September 1999. On February 4, 2000, a jury in Tampa, Florida returned a verdict in the case absolving the defendants of any liability. The Company is in the process of reviewing its alternatives with respect to post-trial motions and appeals. In addition, the defendants may file an application to the trial court for attorneys' fees and costs. According to comments of defendants' counsel, those fees and costs "may be in the range of seven figures." The Company, if necessary, will report the appropriate charge in the third quarter of fiscal 2000.

     The results for the first half of fiscal 2000 also include $6.1 million pre-tax (included in operating expenses), $4.0 million after-tax and $0.11 per share on a diluted basis of incremental special charges recorded in the first quarter associated with the reorganization of the Company's Electronics Marketing European operations consisting primarily of costs related to the centralization of warehousing operations in the Company's new facility located in Tongeren, Belgium. These charges, most of which have required or will require an outflow of cash, were for severance, adjustment of the carrying value of fixed assets, real property lease terminations and other items. The balance of cash to be expended in connection with the first quarter of fiscal 2000 special charges, amounting to approximately $5.4 million, is expected to be paid by the end of fiscal 2000, except for amounts associated with long-term real property lease terminations, the amounts of which are not material. As noted above, the startup of operations of the new European distribution center in Belgium has taken longer than expected resulting in a delay of some of the anticipated cash payments that were accrued for in the first quarter of fiscal 2000.

     The first half of fiscal 1999 results mentioned below do not include $26.5 million pre-tax, $15.7 million after-tax and $0.43 per share on a diluted basis of incremental special charges recorded in the first quarter associated principally with the reorganization of the Company's Electronics Marketing European operations. Approximately $18.6 million of the pre-tax charge was included in operating expenses, most of which required an outflow of cash, and $7.9 million was included in cost of sales which represented a non-cash write-down. These charges included severance, inventory reserves required related to supplier terminations and other items. The first quarter charges in fiscal 1999 also included some incremental costs associated with the completion of the reorganization of EM Americas, most of the costs for which were recorded in the fourth quarter of fiscal 1998. These costs included primarily employee relocations and special incentive payments as well as some additional severance costs. At December 31, 1999, the only cash remaining to be expended in connection with the first quarter fiscal 1999 special charges were amounts associated with long-term real property lease terminations and contractual commitments, the amounts of which are not material.

     As described above, the second quarter of fiscal 2000 results were negatively impacted by incremental special charges associated with the reorganization of EM Asia, and both the current year and prior year first half results were negatively impacted by costs associated primarily with the reorganization of the European portion of EM EMEA's operations. Management expects that the Company's future results of operations will benefit from the expected cost savings resulting from these reorganizations, and that the impact on liquidity and sources and uses of capital will not be material. In addition, management expects some special charges to be recorded in the second half of fiscal 2000 associated with the integration of Eurotronics B.V., which the Company recently acquired as described below in the "Acquisitions" section of this MD&A.

     Consolidated gross profit margins (before special charges) of 13.9% in the second quarter of fiscal 2000 were lower by 1.1% of sales as compared with 15.0% in the second quarter of last year. This downward trend is due primarily to the competitive environment in the electronics distribution industry as a result of the global industry cyclical downtrend in recent years as well as to the increased sales of computer products, including microprocessors, DRAMs and disk drives, which have lower gross profit margins than other products in the Company's product line. In addition, the disposition of Allied Electronics, which had higher gross margins than the remaining Avnet businesses, and the acquisition of Marshall Industries, which had lower gross margins than the Company's EM Americas' operations into which it was primarily merged, also somewhat negatively impacted consolidated gross profit margins. Although operating expenses (before special charges) in absolute dollars were higher in the second quarter of fiscal 2000 as compared with the fiscal 1999 second quarter, they decreased as a percentage of sales from 11.2% in fiscal 1999 to 10.5% in the current year. As a result, operating income (before special charges) of $72.2 million in the second quarter of fiscal 2000 represented 3.4% of sales as compared with $58.2 million or 3.8% of sales in the second quarter of fiscal 1999. EM's second quarter of fiscal 2000 operating income before special charges and before the allocation of corporate expenses, which included the impact of Marshall since its acquisition on October 20, 1999, and excluded the results of AAC which was separated into its own group at the beginning of the quarter, was $74.6 million in the second quarter of fiscal 2000, up 21% as compared with $61.5 million in the prior year quarter. CMG's operating income before the allocation of corporate expenses was $8.5 million in the second quarter of fiscal 2000 as compared with $9.5 million in the second quarter of last year, which included the results for the portion of CMG's operations which were subsequently transferred to AAC. AAC, Avnet's new operating group, recorded operating income of $4.2 million in the second quarter of fiscal 2000 before allocation of corporate expenses. Operating expenses recorded at the corporate level were $15.1 million in the second quarter of fiscal 2000 and $12.8 million in the second quarter of fiscal 1999.

     Interest expense for the second quarter of fiscal 2000 was higher than last year's second quarter due primarily to the increased borrowings required to fund the acquisitions that were completed during the fiscal 2000 quarter and to fund the additional working capital requirements to support the growth in business.

     As a result of the factors described above, net income, excluding special charges, in the second quarter of fiscal 2000 was $32.7 million, or $0.79 per share on a diluted basis, as compared with $26.5 million, or $0.74 per share on a diluted basis, in the prior year's second quarter. Including the special charges referred to above, the current year's second quarter net income was $15.1 million, or $0.37 per share on a diluted basis, as compared with $26.5 million, or $0.74 per share on a diluted basis, in the prior year's second quarter.

     Consolidated sales for the first half of fiscal 2000 were $3.757 billion, up 21% as compared with $3.109 billion in the first half of last year. EMG's sales of $2.733 billion and CMG's sales of $888 million in the first half of fiscal 2000 were up 15% and 22%, respectively, as compared with the prior year first half sales of $2.381 billion for EMG and $728 million for CMG. AAC which began operations in the second quarter of fiscal 2000 had sales of $136 million in the first half of fiscal 2000.

     Consolidated gross profit margins (before special charges) in the first half of fiscal 2000 were 13.9% as compared with 15.1% in the prior year period. Even though operating expenses (before special charges) as a percentage of sales decreased to 10.6% in the first half of fiscal 2000 from 11.0% in the first half of last year, the decrease was not enough to fully offset the decline in gross profit margins. As a result, operating income (before special charges) as a percentage of sales decreased to 3.4% in this year's first half as compared with 4.0% in the same period last year. Interest expense was only slightly higher in the first half of fiscal 2000 as compared with the first half of fiscal 1999 due primarily to the impact of increased borrowing to fund acquisitions and to fund the additional working capital requirements to support the growth in business, offset by the reduced interest expense due to cash received from the sale of Allied Electronics on July 2, 1999.

     Net income (before special items) for the first half of fiscal 2000 was $58.8 million, or $1.53 per share on a diluted basis, as compared with $57.9 million, or $1.59 per share on a diluted basis, in the first half of last year. Including the special items referred to above, net income in the first half of fiscal 2000 was $37.3 million, or $0.97 per share on a diluted basis, as compared with net income of $42.2 million, or $1.16 per share on a diluted basis in the first half of fiscal 1999. Diluted earnings per share for the first half of fiscal 2000 was less by $0.03 than the sum of the applicable amounts for the first and second quarters due to the effect of the issuance of shares in connection with the acquisition of Marshall Industries and the amount of the special charges.

LIQUIDITY AND CAPITAL RESOURCES

     During the first half of fiscal 2000, the Company generated $84.9 million from income before depreciation, amortization and other non-cash items, and used $573.9 million to increase working capital, resulting in $489.0 million of net cash flows being used for operations. Approximately $134.7 million of the cash used for operations related to the income taxes paid during the first quarter in connection with the gain on the sale of Allied. In addition, the Company used $42.1 million for other normal business operations including purchases of property, plant and equipment ($43.5 million) and dividends ($5.3 million), offset by cash generated from other items ($6.8 million). This resulted in $531.1 million being used for normal business operations. The Company also used $592.1 million for acquisitions and the payment of other debt. Of this overall use of cash of $1,123.1 million, $882.6 million was provided from an increase in debt and $240.5 million was provided from available cash and cash equivalents.

     The Company's quick assets at December 31, 1999 totaled $1.470 billion as compared with $1.273 billion at July 2, 1999. At December 31, 1999, quick assets were less than the Company's current liabilities by $122.3 million as compared with a $476.8 million excess at the end of fiscal 1999. Working capital at December 31, 1999 was $1.587 billion as compared with $1.517 billion at July 2, 1999. At December 31, 1999 to support each dollar of current liabilities, the Company had $0.92 of quick assets and $1.08 of other current assets, for a total of $2.00 as compared with $2.91 at the end of the prior fiscal year. The above balance sheet amount at December 31, 1999 was significantly impacted by the acquisition of Marshall Industries, and the balance sheet amount at July 2, 1999 was significantly impacted by the $377.0 million of cash received on July 2, 1999 in connection with the sale of Allied Electronics. On July 2, 1999, cash and cash equivalents included $240.1 million of before-tax proceeds from the sale of Allied Electronics with the balance of the cash received at closing having been used to reduce commercial paper outstanding. In addition, current liabilities at July 2, 1999 included approximately $134.7 million of accrued income taxes payable as a result of the gain on the sale of Allied Electronics, payment of most of which was made in the current year's first quarter.

     In order to partially finance the cash component of the acquisition of Marshall Industries as described below and to provide additional working capital capacity, the Company entered into a $500 million 364-day credit facility in October 1999 with a syndicate of banks led by Bank of America. The Company may select from various interest rate options and maturities under this facility, although the Company intends to utilize the facility primarily as a back-up of its commercial paper program pursuant to which the Company is authorized to issue short-term notes for current operational business requirements. The credit agreement contains various covenants, none of which management believes limit the Company's financial flexibility to pursue its intended business strategy.

     Subsequent to the end of the second quarter, on February 8, 2000, the Company issued $360.0 million of 7 7/8% Notes due February 15, 2005 (the "Notes"). The net proceeds received by the Company from the sale of the Notes were approximately $356.2 million after deduction of the underwriting discounts and other expenses associated with the sale of the Notes. The net proceeds from the Notes have been used to repay commercial paper indebtedness which the Company may re-borrow for general corporate purposes, including capital expenditures, acquisitions, repurchase of the Company's common stock and working capital needs.

     During the first half of fiscal 2000, the Company's shareholders' equity increased by $333.5 million to $1,731.1 million at December 31, 1999, while total debt increased by $894.8 million to $1,686.3 million. As a result, the total debt to capital (shareholders' equity plus total debt) ratio was 49.3% at December 31, 1999 as compared with 36.2% at July 2, 1999. The increase in shareholders' equity includes the impact of the issuance of common stock to fund the acquisition of Marshall Industries amounting to $269.3 million. The Company's favorable balance sheet ratios would facilitate additional financing, if, in the opinion of management, such financing would enhance the future operations of the Company. Currently, the Company does not have any material commitments for capital expenditures.

     The Company and the former owners of a Company-owned site in Oxford, North Carolina have entered into a Consent Decree and Court Order with the Environmental Protection Agency (EPA) for the environmental clean-up of the site, the cost of which, according to the EPA's remedial investigation and feasibility study, is estimated to be approximately $6.3 million, exclusive of the $1.5 million in EPA past costs paid by the potentially responsible parties (PRP's). Pursuant to a Consent Decree and Court Order entered into between the Company and the former owners of the site, the former owners have agreed to bear at least 70% of the clean-up costs of the site, and the Company will be responsible for not more than 30% of those costs. In addition, the Company has received notice from a third party of its intention to seek indemnification for costs it may incur in connection with an environmental clean-up at a site in Rush, Pennsylvania resulting from the alleged disposal of wire insulation material at the site by a former unit of the Company. Based upon the information known to date, management believes that the Company has appropriately accrued in its financial statements for its share of the costs of the clean-ups at all the above mentioned sites. The Company is also a PRP, or has been notified of claims made against it, at an environmental clean-up site in Huguenot, New York. At this time, management cannot estimate the amount of the Company's potential liability, if any, for clean-up costs in connection with this site but does not anticipate that this matter or any other contingent matters will have a material adverse impact on the Company's financial condition, liquidity or results of operations.

     Management is not now aware of any commitments, contingencies or events within the Company's control which may significantly change its ability to generate sufficient cash from internal or external sources to meet its needs.

ACQUISITIONS

     During the last few months, the Company has acquired three businesses which are expected to have a substantial positive impact on the Company. On October 20, 1999, the Company acquired Marshall Industries, one of the world's largest distributors of electronic components and computer products, for a combination of cash and Avnet stock. Holders of Marshall common stock who elected to receive all Avnet common stock in the transaction received 0.82063 of a share of Avnet common stock for each share of Marshall common stock and cash in lieu of any fractional shares. The other holders of Marshall common stock received the following in exchange for each share of Marshall common stock: (1) $22.91835 in cash, (2) 0.33839 of a share of Avnet common stock and (3) cash in lieu of any fractional share interest. The exchange ratio as well as the price paid for fractional shares was based on the $42.7719 average closing price of Avnet common stock on the New York Stock Exchange for the twenty (20) consecutive trading days ending on October 12, 1999. The total cost of the acquisition of Marshall including estimated expenses was approximately $741.8 million, consisting of the cost for the Marshall shares of $326.8 million in cash, $269.3 million in Avnet stock and $7.0 million in Avnet stock options (net of related tax benefits of $4.8 million) as well as $11.5 million for direct transaction expenses and $127.2 million for the refinancing of Marshall net debt. The above dollar value of Avnet stock reflects the issuance of 6,817,943 shares of Avnet stock valued at an assumed price of $39.50 based on the average closing price of Avnet common stock for a period commencing two trading days before and ending two trading days after October 12, 1999, the day on which the exchange ratio for the Avnet stock component of the purchase price was determined pursuant to the merger agreement.

     On October 14, 1999, the Company acquired 94% of the SEI Macro Group, an electronics components distributor headquartered in the United Kingdom, and during the second quarter of fiscal 2000 acquired 16% of Eurotronics B.V. (which does business under the name SEI), a pan-European electronics components distributor headquartered in the Netherlands. On January 3, 2000, the Company completed its acquisition of the SEI Macro Group and Eurotronics B.V. The combined annual sales of Eurotronics and the SEI Macro Group are approximately $750 million.

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

MARKET RISKS

     Certain of the Company's operations, primarily its international subsidiaries, occasionally purchase and sell products in currencies other than their functional currencies. This subjects the Company to the risks associated with fluctuations of foreign currency exchange rates. The Company reduces this risk by utilizing natural hedging (offsetting receivables and payables) as well as by creating offsetting positions through the use of derivative financial instruments, primarily forward foreign exchange contracts with maturities of less than sixty days. The market risk related to the foreign exchange contracts is offset by the changes in valuation of the underlying items being hedged. The amount of risk and the use of derivative financial instruments described above is not material to the Company's financial position or results of operations. As of February 11, 2000, approximately 36% of the Company's outstanding debt was in fixed rate instruments and 64% was subject to variable short-term interest rates. Accordingly, the Company will be impacted by any change in short-term interest rates. The Company does not hedge either its investment in its foreign operations or its floating interest rate exposures.

THE YEAR 2000 ISSUE

     As reported in the Company's prior filings, the Company was engaged in modifying its computer systems and applications which use two-digit fields to designate a year ("Year 2000 Issue"). The Company engaged outside consulting firms and utilized its internal resources to perform a comprehensive remediation of the Company's computer systems before the Year 2000. The Company has incurred costs of approximately $17 million in these remediation efforts. As of the date of this report, neither the Company, nor to its knowledge, any of its major customers or suppliers, have experienced any significant disruption of business due to Year 2000 issues.

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

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

     See Note 1 to the Consolidated Financial Statements included in the Company's Annual Report on Form 10-K for the year ended July 2, 1999 and the "Liquidity and Capital Resources" section of the MD&A in Item 2 of this Form 10-Q.

                                    PART II

                               OTHER INFORMATION

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS:

  I. (a) A Special Meeting of Shareholders was held on October 19, 1999.

     (b) Not applicable. The Special Meeting did not involve the election of directors.

     (c) The shareholders of the Company were asked to vote upon a proposal to adopt the Amended and Restated Agreement and Plan of Merger dated as of June 25, 1999 between the Company and Marshall Industries pursuant to which Marshall Industries would merge into the Company and the Company would be the surviving corporation. The proposal was adopted by the shareholders as follows:

                                        FOR      AGAINST   ABSTAIN
                                     ----------  -------   -------
                                     24,903,846  119,113   47,989

     (d) Not applicable.

 II. (a) The 1999 Annual Meeting of Shareholders of the Company was held on November 22, 1999.

     (b) Not required. Proxies were solicited by the Company pursuant to Regulation 14A under the Securities Exchange Act of 1934, and no solicitation in opposition to management's nominees for the board of directors was made. All of the nominees were elected.

     (c) The shareholders of the Company were asked to vote upon (i) a proposal to approve and adopt an amendment to the 1994 Avnet Incentive Stock Program, (ii) a proposal to approve and adopt the Avnet 1999 Stock Option Plan, (iii) ratification of the appointment of Arthur Andersen LLP as independent auditors for fiscal year 2000, and (iv) election of directors. All proposals were adopted by the shareholders by the following votes:

        MATTER                                                FOR         AGAINST      ABSTAIN
        ------                                             ----------    ---------    ---------
        Approve and adopt an amendment to the 1994 Avnet
          Incentive Stock Program........................  23,241,814    1,080,675      550,893
        Approve and adopt the Avnet 1999 Stock Option
          Plan...........................................  18,387,801    5,937,686      547,895
        Ratification of the appointment of Arthur
          Andersen LLP as independent auditors...........  28,553,783      131,509       47,741

        ELECTION OF DIRECTORS:                                FOR                     WITHHELD
        ----------------------                             ----------                 ---------
        Eleanor Baum.....................................  28,612,254                   120,779
        J. Veronica Biggins..............................  28,607,099                   125,934
        Joseph F. Caligiuri..............................  20,993,795                 7,739,238
        Lawrence W. Clarkson.............................  28,610,175                   122,858
        Ehud Houminer....................................  28,616,811                   116,222
        James A. Lawrence................................  28,614,892                   118,141
        Salvatore J. Nuzzo...............................  28,611,741                   121,292
        Frederic Salerno.................................  28,619,129                   113,904
        Roy Vallee.......................................  28,620,951                   112,082
        Frederick S. Wood................................  28,609,816                   123,217

     (d) Not applicable.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K:

     A. Exhibits

EXHIBIT
  NO.
-------
     2.   Amended and Restated Agreement and Plan of Merger dated as of June 25, 1999, between the Company and Marshall
          Industries (incorporated herein by reference to Appendix A to the Joint Proxy Statement/Prospectus included in the
          Company's Registration Statement on Form S-4, Registration
          Number 333-86721).
    3A.   Restated Certificate of Incorporation of the Company
          (incorporated herein by reference to the Company's Current
          Report on Form 8-K bearing cover date of May 6, 1999,
          Exhibit 3(i)(b)).
    3B.   By-Laws of the Company (incorporated herein by reference to the Company's Current Report on Form 8-K bearing cover date of February 12, 1996, Exhibit 3(ii)).
     4.   Note: The total amount of securities authorized under any
          instrument which defines the rights of holders of the
          Company's long-term debt does not exceed 10% of the total
          assets of the Company and its subsidiaries on a consolidated basis. Therefore, none of such instruments are required to be filed as exhibits to this Report. The Company agrees to furnish copies of such instruments to the Commission upon
          request.
    27.   Financial Data Schedule (electronic filing only).

     B. Reports on Form 8-K

     The Company filed the following Current Reports on Form 8-K during the quarter for which this report is filed: (i) Current Report on Form 8-K bearing cover date of October 20, 1999 whereby the Company reported under Items 2 and 7 that it had completed its acquisition of Marshall Industries; and (ii) Current Report on Form 8-K bearing cover date of December 22, 1999 whereby the Company filed under Item 5 certain pro forma financial information relating to the acquisition of Marshall Industries by the Company.

                                   SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                          AVNET, INC.
                                          (Registrant)

                                          By: /s/ RAYMOND SADOWSKI
                                            ------------------------------------
                                            Raymond Sadowski
                                            Senior Vice President, Chief
                                              Financial Officer and
                                              Assistant Secretary

                                          By: /s/ JOHN F. COLE
                                            ------------------------------------
                                            John F. Cole
                                            Controller and Principal Accounting
                                              Officer

February 14, 2000
-------------------
Date

                                 EXHIBIT INDEX

                                  DESCRIPTION

EXHIBIT
  NO.
-------
     2.   Amended and Restated Agreement and Plan of Merger dated as of June 25, 1999, between the Company and Marshall
          Industries (incorporated herein by reference to Appendix A to the Joint Proxy Statement/Prospectus included in the
          Company's Registration Statement on Form S-4, Registration
          Number 333-86721).
    3A.   Restated Certificate of Incorporation of the Company
          (incorporated herein by reference to the Company's Current
          Report on Form 8-K bearing cover date of May 6, 1999,
          Exhibit 3(i)(b)).
    3B.   By-Laws of the Company (incorporated herein by reference to the Company's Current Report on Form 8-K bearing cover date of February 12, 1996, Exhibit 3(ii)).
     4.   Note: The total amount of securities authorized under any
          instrument which defines the rights of holders of the
          Company's long-term debt does not exceed 10% of the total
          assets of the Company and its subsidiaries on a consolidated basis. Therefore, none of such instruments are required to be filed as exhibits to this Report. The Company agrees to furnish copies of such instruments to the Commission upon
          request.
    27.   Financial Data Schedule (electronic filing only).