Form 10-Q
period 2000-03-31
AVNET INC
filed 2000-05-15
CIK 8858

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE

SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2000

Commission File #1-4224

AVNET, INC.
Incorporated in New York

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

Yes  [X]  No  [   ]

      The total number of shares outstanding of the registrant’s Common Stock (net of treasury shares) as of April 28, 2000 — 44,102,835 shares.

AVNET, INC. AND SUBSIDIARIES

INDEX

			Page No.

Forward-Looking Statements			2
Part I.	Financial Information
	Item 1.	Financial Statements

		Consolidated Balance Sheets March 31, 2000 and July 2, 1999	3

		Consolidated Statements of Income — Nine Months Ended March 31, 2000 and April 2, 1999	4

		Consolidated Statements of Income — Third Quarters Ended March 31, 2000 and April 2, 1999	5

		Consolidated Statements of Cash Flows — Nine Months Ended March 31, 2000 and April 2, 1999	6

		Notes to Consolidated Financial Statements	7 – 10

	Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	11 – 17

	Item 3.	Quantitative and Qualitative Disclosures About Market Risk	17
Part II.	Other Information:

	Item 6.	Exhibits and Reports on Form 8-K	17

Signature Page			19

FORWARD-LOOKING STATEMENTS

      This report contains forward-looking statements with respect to the financial condition, results of operations and business of Avnet, Inc. (“Avnet” or the “Company”). You can find many of these statements by looking for words like “believes,” “expects,” “anticipates,” “estimates” or similar expressions in this report.

      These forward-looking statements are subject to numerous assumptions, risks and uncertainties. Factors that may cause actual results to differ materially from those contemplated by the forward-looking statements include the following:

•	Competitive pressures among distributors of electronic components and computer products may increase significantly through industry consolidation, entry of new competitors or otherwise.

•	General economic or business conditions, domestic and foreign, may be less favorable than we expected, resulting in lower sales than we expected.

•	Costs or difficulties related to the integration into Avnet of newly-acquired businesses, or businesses we expect to acquire, may be greater than we expected.

•	Avnet may lose customers or suppliers as a result of the integration into Avnet of newly-acquired businesses.

•	Legislative or regulatory changes may adversely affect the businesses in which Avnet is engaged.

•	Adverse changes may occur in the securities markets.

•	Changes in interest rates and currency fluctuations may reduce Avnet’s profit margins.

•	Avnet may be adversely affected by the allocation of products by suppliers.

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

PART I

FINANCIAL INFORMATION

Item 1.  Financial Statements

AVNET, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(Dollars in thousands, except share amounts)

	March 31,	July 2,
	2000	1999

	(unaudited)	(audited)

Assets:

Current assets:

Cash and cash equivalents	$168,720	$311,982

Receivables, less allowances of $39,453 and $27,626, respectively	1,726,289	960,639

Inventories (Note 3)	1,660,203	997,247

Other	110,633	43,455

Total current assets	3,665,845	2,313,323

Property, plant & equipment, net	272,607	194,012

Goodwill, net of accumulated amortization of $73,134 and $60,404, respectively	841,239	385,648

Other assets	154,987	91,714

Total assets	$4,934,678	$2,984,697

Liabilities:

Current liabilities:

Borrowings due within one year	$432,681	$288

Accounts payable	979,095	480,377

Accrued expenses and other	261,662	315,198

Total current liabilities	1,673,438	795,863

Long-term debt, less due within one year	1,425,016	791,226

Total liabilities	3,098,454	1,587,089

Commitments and contingencies (Note 4)

Shareholders’ equity (Notes 5 and 6):

Common Stock $1.00 par, authorized 120,000,000 shares, issued 45,239,000 shares and 44,416,000 shares, respectively	45,239	44,416

Additional paid-in capital	348,938	435,930

Retained earnings	1,556,724	1,496,357

Cumulative translation adjustments	(53,582)	(46,041)

Valuation adjustment	2,885	—

Treasury stock at cost, 1,235,517 shares and 9,224,599 shares, respectively	(63,980)	(533,054)

Total shareholders’ equity	1,836,224	1,397,608

Total liabilities and shareholders’ equity	$4,934,678	$2,984,697

See Notes to Consolidated Financial Statements

AVNET, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF INCOME

(In thousands, except per share data)

	Nine Months Ended

	March 31,	April 2,
	2000	1999

	(unaudited)	(unaudited)

Sales	$6,443,264	$4,707,731

Cost of sales (Note 7)	5,548,890	4,003,243

Gross profit	894,374	704,488

Selling, shipping, general and administrative expenses (Note 7)	703,394	547,008

Operating income	190,980	157,480

Other income, net	2,973	1,658

Interest expense	(54,229)	(39,468)

Income before income taxes	139,724	119,670

Income taxes	61,140	51,742

Net income	$78,584	$67,928

Earnings per share (Note 8):

Basic	$1.96	$1.90

Diluted	$1.94	$1.88

Shares used to compute earnings per share (Note 8):

Basic	40,096	35,736

Diluted	40,434	36,093

See Notes to Consolidated Financial Statements

AVNET, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF INCOME

(In thousands, except per share data)

	Third Quarters Ended

	March 31,	April 2,
	2000	1999

	(unaudited)	(unaudited)

Sales	$2,686,170	$1,599,226

Cost of sales (Note 7)	2,305,268	1,355,438

Gross profit	380,902	243,788

Selling, shipping, general and administrative expenses (Note 7)	282,525	185,610

Operating income	98,377	58,178

Other income, net	153	212

Interest expense	(26,629)	(13,299)

Income before income taxes	71,901	45,091

Income taxes	30,595	19,355

Net income	$41,306	$25,736

Earnings per share (Note 8):

Basic	$0.94	$0.73

Diluted	$0.93	$0.73

Shares used to compute earnings per share (Note 8):

Basic	43,971	35,149

Diluted	44,481	35,320

See Notes to Consolidated Financial Statements

AVNET, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Dollars in thousands)

	Nine Months Ended

	March 31,	April 2,
	2000	1999

	(unaudited)	(unaudited)

Cash flows from operating activities:

Net income	$78,584	$67,928

Non-cash and other reconciling items:

Depreciation and amortization	50,787	38,381

Deferred taxes	4	(2,021)

Other, net (Note 7)	33,989	20,254

	163,364	124,542

Changes in (net of effects of businesses acquired):

Receivables	(308,780)	11,979

Inventories	(304,029)	10,816

Payables, accruals and other, net	(45,163)	(103,634)

Net cash flows (used for) provided from operating activities	(494,608)	43,703

Cash flows from financing activities:

Repurchase of common stock	—	(70,147)

Issuance of notes in public offering, net of issuance costs	356,049	198,242

Proceeds from (payment of) commercial paper and bank debt, net	692,467	(88,792)

Payment of other debt, net	(105)	(102)

Cash dividends (Note 9)	(11,578)	(21,719)

Other, net	19,775	106

Net cash flows provided from financing activities	1,056,608	17,588

Cash flows from investing activities:

Purchases of property, plant and equipment	(86,653)	(39,612)

Acquisitions of operations (Note 9)	(618,123)	(31,152)

Net cash flows used for investing activities	(704,776)	(70,764)

Effect of exchange rate changes on cash and cash equivalents	(486)	(24)

Cash and cash equivalents:

— decrease	(143,262)	(9,497)

— at beginning of year	311,982	82,607

— at end of period	$168,720	$73,110

Additional cash flow information (Note 9)

See Notes to Consolidated Financial Statements

AVNET, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

      1.  In the opinion of management, the accompanying consolidated financial statements contain all adjustments necessary to present fairly the Company’s financial position as of March 31, 2000 and July 2, 1999; the results of operations for the nine months and third quarters ended March 31, 2000 and April 2, 1999; and the cash flows for the nine months ended March 31, 2000 and April 2, 1999. For further information, refer to the consolidated financial statements and accompanying footnotes included in the Company’s Annual Report on Form 10-K for the fiscal year ended July 2, 1999.

      2.  The results of operations for the nine months and third quarter ended March 31, 2000 are not necessarily indicative of the results to be expected for the full year.

      3.  Inventories:

	March 31,	July 2,
	2000	1999

	(Thousands)

Finished goods	$1,559,962	$909,609

Work in process	8,168	5,625

Purchased parts and raw materials	92,073	82,013

	$1,660,203	$997,247

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

5. Number of shares of common stock reserved for stock option and stock incentive programs as of March 31, 2000:	6,749,849

      6.  Comprehensive income — Effective as of the beginning of fiscal 1999, the Company adopted Statement of Financial Accounting Standards No. 130, “Reporting Comprehensive Income” (“SFAS 130”). SFAS 130 establishes reporting standards designed to measure all of the changes in shareholders’ equity that result from transactions and other economic events of the period excluding transactions with shareholders (“Comprehensive Income”). Comprehensive Income for the Company consists of net income and equity foreign currency translation adjustments and in the periods ended March 31, 2000 an unrealized gain (loss) on investments in marketable securities. Comprehensive Income for the first nine months of fiscal years 2000 and 1999 was $73,928,000 and $69,147,000, respectively and for the third quarters of fiscal years 2000 and 1999 was $24,514,000 and $15,409,000, respectively.

      7.  During the third quarter of fiscal 2000, the Company recorded $14,823,000 pre-tax and $8,877,000 after-tax ($0.20 per share on a diluted basis) of incremental special charges associated with the integration of Eurotronics B.V. and SEI Macro Group into Electronics Marketing (“EM”) EMEA ($10,120,000 pre-tax), the integration of JBA Computer Solutions into Computer Marketing, North America ($3,146,000 pre-tax), and costs related to the consolidation of EM’s European warehousing operations ($1,557,000 pre-tax). Approximately $13,327,000 of the pre-tax charge was included in operating expenses and $1,496,000 was included in cost of sales, which represented a non-cash write-down. These charges include severance, inventory reserves related to termination of product lines, write-downs associated with the disposal of fixed assets and other items.

      During the second quarter of fiscal 2000, the Company recorded $28,030,000 pre-tax and $17,573,000 after-tax ($0.42 per share on a diluted basis) of incremental special charges associated with the integration of Marshall Industries into the Company ($18,413,000 pre-tax), the reorganization of the Company’s

AVNET, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Electronics Marketing Asian operations ($5,409,000 pre-tax), costs related to the consolidation of the Company’s Electronics Marketing European warehousing operations ($1,509,000 pre-tax) and costs incurred in connection with its lawsuit against Wyle Laboratories, Inc. ($2,699,000 pre-tax). Approximately $17,739,000 of the pre-tax charge was included in operating expenses and $10,291,000 was included in the cost of sales. The charges related to the integration of Marshall Industries and the reorganization of the Asian operations are comprised of severance, inventory reserves required related to supplier terminations, real property lease termination, employee and facility relocation costs, special incentive payments and other items.

      During the first quarter of fiscal 2000, the Company recorded $6,111,000 pre-tax and $3,976,000 after-tax ($0.11 per share on a diluted basis) of incremental special charges associated with the reorganization of the Electronics Marketing European operations consisting primarily of costs related to the consolidation of warehousing operations. The entire $6,111,000 is included in operating expenses, most of which required an outflow of cash. These charges included severance, adjustments of the carrying value of fixed assets, real property lease terminations and other items.

      The total amount of special charges recorded in the first nine months of fiscal 2000 amounted to $48,964,000 pre-tax, $30,426,000 after-tax and $0.76 per share on a diluted basis. The impact on diluted earnings per share for the first nine months of fiscal 2000 related to the special charges described above is different than the sum of the applicable amounts for each of the first three quarters ($0.76 as compared with $0.73) due to the effect of the issuance of shares in connection with the acquisition of Marshall Industries and Eurotronics B.V. on average shares outstanding.

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

      8.  Earnings per share — The Company adopted Statement of Financial Accounting Standards No. 128, “Earnings Per Share” (“SFAS 128”) during fiscal 1998. Under SFAS 128, basic earnings per share is computed based on the weighted average number of common shares outstanding and excludes any potential dilution; diluted earnings per share reflects potential dilution from the exercise or conversion of securities into common stock. The number of dilutive securities for the first nine months of fiscal years 2000 and 1999 amounting to 338,000 shares and 357,000 shares, respectively, and for the third quarters of fiscal years 2000 and 1999 amounting to 510,000 shares and 171,000 shares, respectively, relate to stock options and restricted stock awards.

      9.  Additional cash flow information:

      Other non-cash and other reconciling items primarily includes the provision for doubtful accounts and certain non-recurring items (see Note 7).

      Due to the Company’s fiscal calendar and its historical dividend payment dates, the first nine months of fiscal 1999 contained four quarterly dividend payments as compared with two payments in the current year’s first nine months.

      Acquisitions of operations in the first nine months of fiscal 2000 includes primarily the cash expended in connection with (1) the acquisitions of Marshall Industries, SEI Macro Group, Cosco Electronics/ Jung Kwang (Avnet Korea), Integrand Solutions, PCD Italia S.r.l. and Matica S.p.A., (2) investments made in Questlink Technology, Inc., ChipCenter, Viacore, GT Mart and E-Connections and (3) certain payments due with respect to businesses acquired in prior years. Acquisitions of operations in the first nine months of fiscal 1999 include primarily the cash expended in connection with the acquisition of joint venture interests in Avnet

AVNET, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Max, Ltd. and in Avnet Gallium. The purchase prices for the acquisitions accounted for as purchases have been allocated, on a preliminary basis, to the assets acquired and liabilities assumed based upon estimated fair values as of the acquisition date and are subject to adjustment when additional information concerning asset and liability valuations is finalized.

      Interest and income taxes paid in the first nine months were as follows:

	Fiscal	Fiscal
	2000	1999

	(Thousands)

Interest	$54,597	$39,822

Income taxes	$209,438	$64,136

      10.  Unaudited pro forma results: The following unaudited pro forma results reflect the acquisition of Marshall Industries as if it occurred on July 3, 1999 and June 27, 1998, the first day of the Company’s 2000 and 1999 fiscal years, respectively, and does not purport to present what actual results would have been had the acquisition, in fact, occurred at those dates or to project results for any future period.

	Nine Months Ended

	March 31,	April 2,
	2000	1999

	(Thousands, except
	per share data)

Sales	$7,005,974	$5,997,244

Income before income taxes	153,418	132,541

Net Income	86,007	71,940

Diluted earnings per share	1.99	1.68

      The unaudited pro forma results shown above include the special charges referred to in Note 7. In addition, the unaudited pro forma results shown above exclude any potential benefits that might result from the acquisition due to synergies that may be derived and from the elimination of any duplicated costs.

AVNET, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

      11.  Segment information: The Company currently consists of three major operating groups, Electronics Marketing (“EM”), the Computer Marketing Group (“CMG”) and Avnet Applied Computing (“AAC”), which started operating as a separate group effective as of the beginning of the second quarter of fiscal 2000. EM focuses on the global distribution of and value-added services associated with electronics components; CMG focuses on middle-to-high-end, value-added computer products distribution and related services; and AAC serves the needs of personal computer OEMs and system integrators by providing leading-edge technologies such as microprocessors, and serves the needs of embedded systems OEMs that require technical services such as product prototyping, configurations and other value-added services.

	Nine Months Ended

	March 31,	April 2,
	2000	1999

	(Thousands)

Sales:

Electronics Marketing	$4,658,391	$3,577,070

Computer Marketing	1,344,474	1,130,661

Avnet Applied Computing	440,399	—

	$6,443,264	$4,707,731

Operating Income:

Electronics Marketing	$253,767	$192,279

Computer Marketing	24,573	32,930

Avnet Applied Computing	12,109	—

Corporate & Special Charges	(99,469)	(67,729)

	$190,980	$157,480

Assets:

Electronics Marketing	$2,964,369	$1,658,447

Computer Marketing	645,949	474,769

Avnet Applied Computing	183,405	—

Corporate	1,140,955	662,094

	$4,934,678	$2,795,310

Sales, by geographic area:

Americas	$4,696,219	$3,602,425

EMEA	1,423,709	951,293

Asia/ Pacific	323,336	154,013

	$6,443,264	$4,707,731

Assets, by geographic area:

Americas	$3,494,445	$2,154,697

EMEA	1,194,706	547,218

Asia/ Pacific	245,527	93,395

	$4,934,678	$2,795,310

AVNET, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Item 2.                    Management’s Discussion and Analysis of Financial Condition and Results of Operations

      Effective as of the beginning of fiscal 1999, Avnet, Inc. (the “Company”) changed its organizational structure to strengthen its focus on its core businesses and thereby better meet the needs of both its customers and its suppliers. This change involved dividing the former Electronic Marketing Group into its two major lines of business: the distribution of electronic components and the distribution of computer products. This change resulted in the creation of two operating groups, Electronics Marketing (“EM”) and the Computer Marketing Group (“CMG”). EM, which focuses on the global distribution of and value-added services associated with electronic components, is comprised of three regional operations — EM Americas, EM EMEA (Europe, Middle East and Africa) and EM Asia. CMG, which focuses on middle- to high-end value-added computer products distribution and related services, consists of Avnet Computer, Hall-Mark Global Solutions and a number of other specialty businesses. In addition, the Company has a third operating group — Avnet Applied Computing (“AAC”) — which began operating in the Americas effective as of the beginning of the second quarter of fiscal 2000 and in Europe effective as of the beginning of the third quarter of fiscal 2000. AAC, which was created by combining certain segments from EM’s and CMG’s operations, consists of two major business units — Applied Computing Components, which serves the needs of manufacturers of general purpose computers, and Applied Computing Solutions, which provides design, integration, marketing and financial services to developers of application-specific computer solutions. Applied Computing Components focuses on personal computer OEMs and system integrators by providing leading-edge technologies such as microprocessors. Applied Computing Solutions focuses on embedded systems OEMs that require technical services such as product prototyping, configurations and other value-added services. AAC product lines in Asia are still included as part of EM. It is expected that AAC will begin to handle these product lines in Asia no later than the beginning of fiscal 2001. References below under Results of Operations to “EM”, “CMG” and “AAC” are to the new group structure. The results for AAC in the Americas and Europe prior to the beginning of the second and third quarters of fiscal 2000, respectively, are included in EM and CMG as the results of the operating groups have not been restated. Therefore, the group information supplied below for fiscal 2000 is not comparable to the information for prior periods. The results for the nine months ended March 31, 2000 included the impact of the Company’s October 20, 1999 acquisition of Marshall Industries, the largest acquisition in the history of the electronics components distribution industry, which is more fully described in the “Acquisitions” section to follow in this Management’s Discussion and Analysis of Financial Condition and Results of Operations (“MD&A”). Marshall Industries has been merged primarily into the Company’s EM group with a relatively small portion having been merged into AAC.

Results of Operations

      Consolidated sales were a record $2.69 billion in the third quarter of fiscal 2000 ended March 31, 2000, up 68% as compared with $1.60 billion in the prior year third quarter. Excluding the impact of acquisitions and divestitures, Avnet’s consolidated third quarter fiscal 2000 sales were approximately 23% higher than the third quarter of last year, and were up roughly 14% as compared with the second quarter of fiscal 2000. Sales for EM in the third quarter of fiscal 2000 were $1.93 billion, up 61% as compared with last year’s third quarter sales of $1.20 billion and up 28% when compared with sales of $1.51 billion in the immediately preceding second quarter of fiscal 2000. On a proforma basis, EM’s sales (excluding the impact of acquisitions, dispositions and AAC which was separated into its own group as described above) were up approximately 25% and 18%, respectively, as compared with the third quarter of last year and the second quarter of the current year. As far as sales by region are concerned, EM Americas’ sales were $1,357.9 million in the third quarter of this year, up 58% as compared with the prior year third quarter sales of $857.6 million and up 30% as compared with sales of $1,045.6 million in the immediately preceding second quarter of fiscal 2000. Sales for EM EMEA and EM Asia in the current year’s third quarter were $453.6 million and $113.9 million, respectively, representing a 61% increase for EM EMEA and a 102% increase for EM Asia as compared with last year’s third quarter. As compared with the second quarter of fiscal 2000, EM EMEA’s third quarter fiscal 2000 sales were up 25% and EM Asia’s sales were up 17%. CMG’s sales for the third quarter of fiscal 2000 were $456.8 million, up 13% as compared with $403.2 million in the third quarter of last year and down 1% as compared with the immediately preceding second quarter of fiscal 2000. Avnet’s newly formed group, AAC, recorded sales of $304.0 million in the third quarter of fiscal 2000. AAC’s sales for Asia in the third quarter of fiscal 2000, which were included in EM’s sales indicated above, were approximately $13.7 million, making AAC’s global sales approximately $317.7 million.

      As described below, the Company has recorded a number of special charges during fiscal 2000 and fiscal 1999. These charges relate primarily to the reorganization of EM’s operations in each of the three major regions of the world in which it operates and to the integration of newly acquired businesses. Management expects that the Company’s future results of operations will benefit from the expected cost savings resulting from these reorganizations and integration of new businesses, and that the impact on liquidity and sources and uses of capital will not be material.

      Included in the Company’s current year third quarter results are $14.8 million pre-tax ($13.3 million included in operating expenses and $1.5 million included in cost of sales), $8.9 million after-tax and $0.20 per share on a diluted basis of incremental special charges associated with the integration of Eurotronics B.V. and SEI Macro Group into EM EMEA ($10.1 million pre-tax), the integration of JBA Computer Solutions into CMG North America ($3.1 million pre-tax), and costs related to the consolidation of EM’s European warehousing operations ($1.6 million pre-tax). Of the $14.8 million special charge, $7.5 million requires the use of cash ($2.5 million of which had been expended at March 31, 2000) and $7.3 million represented a non-cash charge. These charges are comprised of severance, inventory reserves required related to supplier terminations, write-downs associated with the disposals of fixed assets and other items. The costs associated with the consolidation of the European warehousing operations were due to the longer-than-expected startup of operations of the European distribution center located in Tongeren, Belgium and consist primarily of duplicative employee and property related costs.

      During the second quarter of fiscal 2000, the Company recorded $28.0 million pre-tax ($17.7 million included in operating expenses and $10.3 million included in cost of sales), $17.6 million after-tax and $0.42 per share on a diluted basis of incremental special charges associated with the integration of Marshall Industries into the Company, the reorganization of EM Asia, costs related to the consolidation of the Company’s Electronics Marketing European warehousing operations and costs incurred in the second quarter in connection with its lawsuit against Wyle Laboratories, Inc. and certain individuals. Of the $28.0 million special charge, $16.9 million requires the use of cash ($12.6 million of which had been expended at March 31, 2000) and $11.1 million represented a non-cash charge. The charges related to the integration of Marshall Industries ($18.4 million pre-tax) and the reorganization of the Asian operations ($5.4 million pre-tax) are comprised of severance, inventory reserves required related to supplier terminations, real property lease terminations, employee and facility relocation costs, special incentive payments and other items. The costs associated with the consolidation of the European warehousing operations ($1.5 million pre-tax) were due to the longer-than-expected startup of operations of the European distribution center located in Tongeren, Belgium and consist primarily of duplicative employee and property related costs. The costs incurred pertaining to the Wyle lawsuit ($2.7 million pre-tax) in which the Company is the plaintiff related to legal and professional fees associated with the trial of the case, which commenced in September 1999. On February 4, 2000, a jury in Tampa, Florida returned a verdict in the case absolving the defendants of any liability. The Company is in the process of reviewing its alternatives with respect to post-trial motions and appeals. In addition, the defendants have filed an application to the trial court for attorneys’ fees and costs. According to comments of defendants’ counsel, those fees and costs may approach $6 million; however, the court has not yet heard argument on the application. The Company, if necessary, will report the appropriate charge when the Court makes its determination.

      During the first quarter of fiscal 2000, the Company recorded $6.1 million pre-tax (included in operating expenses) $4.0 million after-tax and $0.11 per share on a diluted basis of incremental special charges associated with the reorganization of the Company’s Electronics Marketing European operations consisting primarily of costs related to the centralization of warehousing operations in the Company’s new facility located in Tongeren, Belgium. These charges, most of which have required or will require an outflow of cash, were for severance, adjustment of the carrying value of fixed assets, real property lease terminations and other items. At March 31, 2000, the only cash remaining to be expended in connection with the first quarter of fiscal 2000 special charges is for amounts associated with long-term real property lease terminations, the amounts of which are not material.

      The total amount of special charges recorded in the first nine months of fiscal 2000 amounted to $49.0 million pre-tax, $30.4 million after-tax, and $0.76 per share on a diluted basis. The impact on diluted earnings per share for the first nine months of fiscal 2000 related to the special charges described above is different from the sum of the applicable amounts for each of the first three quarters ($0.76 as compared with $0.73) due to the effect of the issuance of shares in connection with the acquisition of Marshall Industries and Eurotronics B.V. on average shares outstanding.

      The first nine months of fiscal 1999 results mentioned below do not include $26.5 million pre-tax, $15.7 million after-tax and $0.43 per share on a diluted basis of incremental special charges recorded in the first quarter associated principally with the reorganization of the Company’s Electronics Marketing European operations. Approximately $18.6 million of the pre-tax charge was included in operating expenses, most of which required an outflow of cash, and $7.9 million was included in cost of sales which represented a non-cash write-down. These charges included severance, inventory reserves required related to supplier terminations and other items. The first quarter charges in fiscal 1999 also included some incremental costs associated with the completion of the reorganization of EM Americas, most of the costs for which were recorded in the fourth quarter of fiscal 1998. These costs included primarily employee relocations and special incentive payments as well as some additional severance costs. At March 31, 2000, the only cash remaining to be expended in connection with the first quarter fiscal 1999 special charges were amounts associated with long-term real property lease terminations and contractual commitments, the amounts of which are not material.

      Consolidated gross profit margins (before special charges) of 14.2% in the third quarter of fiscal 2000 were lower by 1.0% of sales as compared with 15.2% in the third quarter of last year, but higher by 0.3% of sales as compared with 13.9% in the second quarter of fiscal 2000. This downward trend year over year is due primarily to the competitive environment in the electronics distribution industry as well as to the increased sales of computer products, including microprocessors, DRAMs and disk drives, which have lower gross profit margins than other products in the Company’s product line. In addition, the disposition of Allied Electronics, which had higher gross margins than the remaining Avnet businesses, and the acquisition of Marshall Industries, which had lower gross margins than the Company’s EM Americas’ operations into which it was primarily merged, also somewhat negatively impacted consolidated gross profit margins. Although operating expenses (before special charges) in absolute dollars were higher in the third quarter of fiscal 2000 as compared with the fiscal 1999 third quarter, they decreased as a percentage of sales from 11.6% in fiscal 1999 to 10.0% in the current year as the Company benefitted from the cost synergies associated with the integration of Marshall, as well as from the efficiencies associated with the reorganization of its EM operations. As a result, operating income (before special charges) of $113.2 million in the third quarter of fiscal 2000 represented 4.2% of sales as compared with $58.2 million or 3.6% of sales in the third quarter of fiscal 1999. EM’s third quarter of fiscal 2000 operating income before special charges and before the allocation of corporate expenses was $119.9 million in the third quarter of fiscal 2000, up 89% as compared with $63.4 million in the prior year quarter. CMG’s operating income before the allocation of corporate expenses was $7.5 million in the third quarter of fiscal 2000 as compared with $9.9 million in the third quarter of last year. AAC, Avnet’s new operating group, recorded operating income of $8.3 million in the third quarter of fiscal 2000 before allocation of corporate expenses. Operating expenses recorded at the corporate level were $22.5 million in the third quarter of fiscal 2000 and $15.1 million in the third quarter of fiscal 1999.

      Interest expense for the third quarter of fiscal 2000 was significantly higher than last year’s third quarter due primarily to the increased borrowings required to fund the acquisitions that were completed during fiscal 2000 and to fund the additional working capital requirements to support the growth in business, as well as to an increase in interest rates.

      As a result of the factors described above, net income, excluding special charges, in the third quarter of fiscal 2000 was $50.2 million, or $1.13 per share on a diluted basis, as compared with $25.7 million, or $0.73 per share on a diluted basis, in the prior year’s third quarter. Including the special charges referred to above, the current year’s third quarter net income was $41.3 million, or $0.93 per share on a diluted basis, as compared with $25.7 million, or $0.73 per share on a diluted basis, in the prior year’s third quarter.

      Consolidated sales for the first nine months of fiscal 2000 were $6.443 billion, up 37% as compared with $4.708 billion in the first nine months of last year. EM’s sales of $4.658 billion and CMG’s sales of $1.344 billion in the first nine months of fiscal 2000 were up 30% and 19%, respectively, as compared with the prior year first nine months sales of $3.577 billion for EMG and $1.131 billion for CMG. AAC which began operations in the second quarter of fiscal 2000 had sales of $440 million in the first nine months of fiscal 2000.

      Consolidated gross profit margins (before special charges) in the first nine months of fiscal 2000 were 14.1% as compared with 15.1% in the prior year period. Even though operating expenses (before special charges) as a percentage of sales decreased to 10.3% in the first nine months of fiscal 2000 from 11.2% in the first nine months of last year, the decrease was not enough to fully offset the decline in gross profit margins. As a result, operating income (before special charges) as a percentage of sales decreased to 3.7% in this year’s first nine months as compared with 3.9% in the same period last year. Interest expense was higher in the first nine months of fiscal 2000 as compared with the first nine months of fiscal 1999 due primarily to the impact of increased borrowing to fund acquisitions and the additional working capital requirements to support the growth in business.

      Net income (before special items) for the first nine months of fiscal 2000 was $109.0 million, or $2.70 per share on a diluted basis, as compared with $83.7 million, or $2.32 per share on a diluted basis, in the first nine months of last year. Including the special items referred to above, net income in the first nine months of fiscal 2000 was $78.6 million, or $1.94 per share on a diluted basis, as compared with net income of $67.9 million, or $1.88 per share on a diluted basis in the first nine months of fiscal 1999. Diluted earnings per share for the first nine months of fiscal 2000 was greater by $0.01 and diluted earnings per share excluding special items for the first nine months of fiscal 2000 was greater by $0.04 than the sum of the applicable amounts for the first three quarters due to the effect of the issuance of shares in connection with the acquisition of Marshall Industries and Eurotronics B.V. and the amount of the special items.

Liquidity and Capital Resources

      During the first nine months of fiscal 2000, the Company generated $163.4 million from income before depreciation, amortization and other non-cash items, and used $658.0 million to increase working capital, resulting in $494.6 million of net cash flows being used for operations. Approximately $134.7 million of the cash used for operations related to the income taxes paid during the first quarter in connection with the gain on the sale of Allied Electronics. In addition, the Company used $79.0 million for other normal business operations including purchases of property, plant and equipment ($86.7 million) and dividends ($11.6 million), offset by cash generated from other items ($19.3 million). This resulted in $573.6 million being used for normal business operations. The Company also used $618.2 million for acquisitions and the payment of other debt. Of this overall use of cash of $1,191.8 million, $1,048.5 million was provided from an increase in debt and $143.3 million was provided from available cash and cash equivalents.

      The Company’s quick assets at March 31, 2000 totaled $1.895 billion as compared with $1.273 billion at July 2, 1999. At March 31, 2000, quick assets were greater than the Company’s current liabilities by $221.6 million as compared with a $476.8 million excess at the end of fiscal 1999. Working capital at March 31, 2000 was $1.992 billion as compared with $1.517 billion at July 2, 1999. At March 31, 2000, to support each dollar of current liabilities, the Company had $1.13 of quick assets and $1.06 of other current assets, for a total of $2.19 as compared with $2.91 at the end of the prior fiscal year. The above balance sheet at March 31, 2000 was significantly impacted by the acquisition of Marshall Industries, and the balance sheet at July 2, 1999 was significantly impacted by the $377.0 million of cash received on July 2, 1999 in connection with the sale of Allied Electronics. On July 2, 1999, cash and cash equivalents included $240.1 million of before-tax proceeds from the sale of Allied Electronics with the balance of the cash received at closing having been used to reduce commercial paper outstanding. In addition, current liabilities at July 2, 1999 included approximately $134.7 million of accrued income taxes payable as a result of the gain on the sale of Allied Electronics, payment of most of which was made in the current year’s first quarter.

      In order to partially finance the cash component of the acquisition of Marshall Industries as described below and to provide additional working capital capacity, the Company entered into a $500 million 364-day credit facility in October 1999 with a syndicate of banks led by Bank of America. The Company may select from various interest rate options and maturities under this facility, although the Company intends to utilize the facility primarily as a back-up for its commercial paper program pursuant to which the Company is authorized to issue short-term notes for current operational business requirements. The credit agreement contains various covenants, none of which management believes limit the Company’s financial flexibility to pursue its intended business strategy.

      In addition, on February 8, 2000, the Company issued $360.0 million of 7  7/8% Notes due February 15, 2005 (the “Notes”). The net proceeds received by the Company from the sale of the Notes were approximately $356.0 million after deduction of the underwriting discounts and other expenses associated with the sale of the Notes. The net proceeds from the Notes have been used to repay commercial paper indebtedness which the Company may re-borrow for general corporate purposes, including capital expenditures, acquisitions, repurchase of the Company’s common stock and working capital needs.

      During the first nine months of fiscal 2000, the Company’s shareholders’ equity increased by $438.6 million to $1,836.2 million at March 31, 2000, while total debt increased by $1,066.2 million to $1,857.7 million. As a result, the total debt to capital (shareholders’ equity plus total debt) ratio was 50.3% at March 31, 2000 as compared with 36.2% at July 2, 1999. The increase in shareholders’ equity includes the impact of the issuance of common stock to fund the acquisitions of Marshall Industries and Eurotronics B.V. amounting to $336.9 million. The Company’s favorable balance sheet ratios would facilitate additional financing, if, in the opinion of management, such financing would enhance the future operations of the Company. Currently, the Company does not have any material commitments for capital expenditures.

      The Company and the former owners of a Company-owned site in Oxford, North Carolina have entered into a Consent Decree and Court Order with the Environmental Protection Agency (EPA) for the environmental clean-up of the site, the cost of which, according to the EPA’s remedial investigation and feasibility study, is estimated to be approximately $6.3 million, exclusive of the $1.5 million in EPA past costs paid by the potentially responsible parties (PRP’s). Pursuant to a Consent Decree and Court Order entered into between the Company and the former owners of the site, the former owners have agreed to bear at least 70% of the clean-up costs of the site, and the Company will be responsible for not more than 30% of those costs. In addition, the Company has received notice from a third party of its intention to seek indemnification for costs it may incur in connection with an environmental clean-up at a site in Rush, Pennsylvania resulting from the alleged disposal of wire insulation material at the site by a former unit of the Company. Based upon the information known to date, management believes that the Company has appropriately accrued in its financial statements for its share of the costs of the clean-ups at all the above mentioned sites. The Company is also a defendant in a lawsuit brought against it with respect to an environmental clean-up site in Huguenot, New York. At this time, management cannot estimate the amount of the Company’s potential liability, if any, for clean-up costs in connection with this site but does not anticipate that this matter or any other contingent matters will have a material adverse impact on the Company’s financial condition, liquidity or results of operations.

      Management is not now aware of any commitments, contingencies or events within the Company’s control which may significantly change its ability to generate sufficient cash from internal or external sources to meet its needs.

Acquisitions

      During the first nine months of fiscal 2000, the Company has acquired a number of businesses which are expected to have a substantial positive impact on the Company. On October 20, 1999, the Company acquired Marshall Industries, one of the world’s largest distributors of electronic components and computer products, for a combination of cash and Avnet stock. Holders of Marshall common stock who elected to receive all Avnet common stock in the transaction received 0.82063 of a share of Avnet common stock for each share of Marshall common stock and cash in lieu of any fractional shares. The other holders of Marshall common stock received the following in exchange for each share of Marshall common stock: (1) $22.91835 in cash, (2) 0.33839 of a share of Avnet common stock and (3) cash in lieu of any fractional share interest. The exchange ratio as well as the price paid for fractional shares was based on the $42.7719 average closing price of Avnet common stock on the New York Stock Exchange for the twenty (20) consecutive trading days ending on October 12, 1999. The total cost of the acquisition of Marshall including estimated expenses was approximately $741.8 million, consisting of the cost for the Marshall shares of $326.8 million in cash, $269.3 million in Avnet stock and $7.0 million in Avnet stock options (net of related tax benefits of $4.8 million) as well as $11.5 million for direct transaction expenses and $127.2 million for the refinancing of Marshall net debt. The above dollar value of Avnet stock reflects the issuance of 6,817,943 shares of Avnet stock valued at an assumed price of $39.50 based on the average closing price of Avnet common stock for a period commencing two trading days before and ending two trading days after October 12, 1999, the day on which the exchange ratio for the Avnet stock component of the purchase price was determined pursuant to the merger agreement.

      On October 14, 1999, the Company acquired 94% of the SEI Macro Group, an electronics components distributor headquartered in the United Kingdom, and during the second quarter of fiscal 2000 acquired 16% of Eurotronics B.V. (which does business under the name SEI), a pan-European electronics components distributor headquartered in the Netherlands. On January 3, 2000, the Company completed its acquisition of the SEI Macro Group and Eurotronics B.V. The combined annual sales of Eurotronics and the SEI Macro Group were approximately $750 million in 1999.

      The Company also continues to expand its CMG operations through acquisitions of businesses. In November 1999, the Company completed the acquisition of PCD Italia S.r.l. and Matica S.p.A., both value-added technical distributors of enterprise computing systems based in Milan, Italy, and in July, 1999, completed the acquisition of Integrand Solutions, the largest computer solutions integrator in Australia. In addition, in March, 2000 the Company entered into a merger agreement to acquire Savoir Technology Group, Inc., the leading distributor of IBM mid-range server products in the Americas. In the merger, holders of Savoir common stock will receive, in exchange for each share they hold, between 0.15494 and 0.11452 of a share of Avnet common stock, depending upon the average closing price of Avnet common stock during the fifteen trading days ending five trading days before the date of the special meeting of Savoir stockholders being held to vote on the proposed merger. Holders of Savoir series A preferred stock will receive, in exchange for each share they hold, a portion of a share of Avnet common stock equal to $9.6581 divided by the average closing price of Avnet common stock during the five trading days before the merger. The transaction, which will be accounted for as a purchase, has an indicated market value of approximately $160 million including the assumption of debt.

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

Market Risks

      Certain of the Company’s operations, primarily its international subsidiaries, occasionally purchase and sell products in currencies other than their functional currencies. This subjects the Company to the risks associated with fluctuations of foreign currency exchange rates. The Company reduces this risk by utilizing natural hedging (offsetting receivables and payables) as well as by creating offsetting positions through the use of derivative financial instruments, primarily forward foreign exchange contracts with maturities of less than sixty days. The market risk related to the foreign exchange contracts is offset by the changes in valuation of the underlying items being hedged. The amount of risk and the use of derivative financial instruments described above is not material to the Company’s financial position or results of operations. As of May 10, 2000, approximately 37% of the Company’s outstanding debt was in fixed rate instruments and 63% was subject to variable short-term interest rates. Accordingly, the Company will be impacted by any change in short-term interest rates. The Company does not hedge either its investment in its foreign operations or its floating interest rate exposures.

The Year 2000 Issue

      As reported in the Company’s prior filings, the Company was engaged in modifying its computer systems and applications which use two-digit fields to designate a year (“Year 2000 Issue”). The Company engaged outside consulting firms and utilized its internal resources to perform a comprehensive remediation of the Company’s computer systems before the Year 2000. The Company has incurred costs of approximately $17 million in these remediation efforts. As of the date of this report, neither the Company, nor to its knowledge, any of its major customers or suppliers, have experienced any significant disruption of business due to Year 2000 issues.

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

Item 3.  Quantitative and Qualitative Disclosures About Market Risk

      See Note 1 to the Consolidated Financial Statements included in the Company’s Annual Report on Form 10-K for the year ended July 2, 1999 and the “Liquidity and Capital Resources” and “Market Risks” sections of Management’s Discussion and Analysis of Financial Condition and Results of Operations in Item 2 of this Form 10-Q.

PART II — OTHER INFORMATION

Item 6.  Exhibits and Reports on Form 8-K:

A.  Exhibits:

Exhibit
No.

2A.	Amended and Restated Agreement and Plan of Merger dated as of June 25, 1999, between the Company and Marshall Industries (incorporated herein by reference to Appendix A to the Joint Proxy Statement/ Prospectus included in the Company’s Registration Statement on Form S-4, Registration Number 333-86721).
2B.	Amended and Restated Agreement and Plan of Merger dated as of March 2, 2000, among the Company, Tactful Acquisition Corp. and Savoir Technology Group, Inc. (incorporated herein by reference to Appendix A to the Proxy Statement/ Prospectus included in the Company’s Registration Statement on Form S-4, Registration No. 333-86970.
3A.	Restated Certificate of Incorporation of the Company (incorporated herein by reference to the Company’s Current Report on Form 8-K bearing cover date of May 6, 1999, Exhibit 3(i)(b)).
3B.	By-laws of the Company (incorporated herein by reference to the Company’s Current Report on Form 8-K bearing cover date of February 12, 1996, Exhibit 3(ii)).
4.	Note: The total amount of securities authorized under any instrument which defines the rights of holders of the Company’s long-term debt does not exceed 10% of the total assets of the Company and its subsidiaries on a consolidated basis. Therefore, none of such instruments are required to be filed as exhibits to this Report. The Company agrees to furnish copies of such instruments to the Commission upon request.
27.	Financial Data Schedule (electronic filings only).

B.  Reports on Form 8-K

      The Company filed the following Current Reports on Form 8-K during the quarter for which this report is filed: (1) Current Report on Form 8-K bearing cover date of January 26, 2000, in which the Company filed under Item 5 its press release dated January 26, 2000, containing its second fiscal quarter results; and (2) Current Report on Form 8-K bearing cover date of February 8, 2000, in which the Company reported under Item 5 the sale on February 8, 2000, of $360,000,000 aggregate principal amount of 7  7/8% Notes due February 15, 2005.

SIGNATURES

      Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

AVNET, INC.
(Registrant)

By:	/s/RAYMOND SADOWSKI

Raymond Sadowski
Senior Vice President,
Chief Financial Officer
and Assistant Secretary

By:	/s/JOHN F. COLE

John F. Cole
Controller and Principal
Accounting Officer

May 15, 2000

Date

EXHIBIT INDEX

Exhibit
Number	Description

27	Financial Data Schedule