Form 10-K
period 2000-06-30
AVNET INC
filed 2000-09-27
CIK 8858

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

[X]	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended June 30, 2000

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

      Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes  [X]  No  [   ]

      Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  [   ]

The aggregate market value (approximate) of the registrant’s common equity held by non-affiliates based on the closing price of a share of the registrant’s common stock for New York Stock Exchange composite transactions on September 15, 2000 . . . . . $2,927,671,564

The number of shares of the registrant’s Common Stock (net of treasury shares) outstanding at September 15, 2000 . . . . . 46,105,064 shares (or 92,210,128 shares as adjusted to reflect a two-for-one stock split to be distributed on September 28, 2000 — See Note 1 to Consolidated Financial Statements).

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

      These forward-looking statements are subject to numerous assumptions, risks and uncertainties. Factors that may cause actual results to differ materially from those contemplated by the forward-looking statements include the following:

•	Competitive pressures among distributors of electronic components and computer products may increase significantly through industry consolidation, entry of new competitors or otherwise.

•	General economic or business conditions, domestic and foreign, may be less favorable than we expected, resulting in lower sales than we expected.

•	Costs or difficulties related to the integration into Avnet of newly-acquired businesses, or businesses we expect to acquire, may be greater than we expected.

•	Avnet may lose customers or suppliers as a result of the integration into Avnet of newly acquired businesses.

•	Legislative or regulatory changes may adversely affect the business in which Avnet is engaged.

•	Adverse changes may occur in the securities markets.

•	Changes in interest rates and currency fluctuations may reduce Avnet’s profit margins.

•	Avnet may be adversely affected by the allocation of products by suppliers.

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

PART I

Item 1.  Business*

      Avnet, Inc., incorporated in New York in 1955, together with its subsidiaries (the “Company” or “Avnet”), is one of the world’s largest industrial distributors of electronic components and computer products, with sales in 2000 of $9.17 billion. The Company is a vital link in the chain that connects suppliers of semiconductors, interconnect products, passive and electromechanical devices to original equipment manufacturers (“OEMs”) and contract manufacturers (“CMs”) that design and build the electronic equipment for end-market use, and to other industrial customers. In addition, the Company distributes a variety of computer products and services to both the end user and the reseller channels. Through its electronic components distribution activities, Avnet acts as an extension of a supplier’s sales force by marketing products to a larger base of customers than individual suppliers could do economically. While many suppliers can only serve a few hundred of the larger OEMs and CMs, Avnet is authorized to sell products of more than 100 of the world’s leading component manufacturers to a global customer base of approximately 100,000 OEMs and CMs. Electronic components are shipped as received from Avnet’s suppliers or with assembly or other value added. As part of its distribution activities, Avnet adds various processes that customize products to meet individual OEM customer specifications, and it provides material management and logistic services.

      In order to better focus on its core business and to capitalize on growing world markets for electronic components and computer products, Avnet has pursued and continues to pursue strategic acquisitions with a focus on international expansion. Since June 1991, the Company has completed thirty-five acquisitions, including the acquisition of Savoir Technology Group, Inc. completed in July 2000 subsequent to the end of fiscal year 2000. During its last three fiscal years, the Company completed sixteen acquisitions: six in Europe; five in the Asia/ Pacific region; three in North America; one in the Middle East, and one in South America. The acquisitions completed in 2000 included the acquisition of Marshall Industries, the largest acquisition in the history of electronics distribution (See Note 2 to the Consolidated Financial Statements appearing elsewhere in this Report). Currently, Avnet has approximately 11,500 employees globally and maintains locations throughout the United States, Canada, Mexico, Europe, Asia, Australia, New Zealand, South Africa and South America. In 2000, Avnet derived approximately 27% of its sales from operations outside of North America as compared with 23% in 1999. At the same time, the Company divested those operations deemed outside of its core business including the July 2, 1999 disposition of Allied Electronics, a non-core business specializing in sales by way of a printed catalog, and the 1998 disposition of its Channel Master business, the sole remaining operation in the Company’s former Video Communications Group.

      On August 7, 2000, subsequent to the end of 2000, the Company entered into an agreement to purchase part of the VEBA Electronics Group from Germany-based E.On AG (formerly VEBA AG) for a cash purchase price of approximately $740,000,000, including the assumption of debt. Under the terms of the agreement, Avnet, Inc. will acquire (a) the Munich, Germany-headquartered EBV Group, comprised of EBV Elektronik and WBC, both pan-European semiconductor distributors, and Atlas Services Europe, logistics provider for the EBV Group; and (b) the Nettetal, Germany-based RKE Systems, a computer products and services distributor. The combined companies being acquired from E.On AG reported calendar 1999 sales of approximately $1.8 billion using average exchange rates for calender 1999. (See Note 2 of the Notes To Consolidated Financial Statements appearing elsewhere in this Report). We currently expect to complete this acquisition during the quarter ended December 29, 2000, subject to receipt of necessary governmental approvals.

      On October 20, 1999, Avnet acquired Marshall Industries and its wholly-owned subsidiary, Sterling Electronics. Marshall Industries was one of the world’s largest distributors of electronic components and computer products. Marshall Industries had sales of $1.72 billion in its last full fiscal year ended May 31, 1999. This acquisition was, at the time it was completed the largest in the history of the electronics distribution

---------------
*References in this Report to any particular year or quarter generally are to the Company’s fiscal calendar unless otherwise specifically indicated.

industry and made Avnet’s Electronics Marketing Group the largest electronic components distribution business in the Americas. The acquisition of Marshall Industries strengthened Avnet’s line card and provides Avnet with a significant opportunity to enhance its operational efficiency with significant cost savings.

      On January 3, 2000, Avnet completed its acquisition of the SEI Macro Group, an electronic components distributor headquartered in the United Kingdom, and Eurotronics B.V. (which does business under the name SEI), a pan-European electronic components distributor headquartered in the Netherlands. The combined annual sales of Eurotronics B.V. (SEI) and the SEI Macro Group were approximately $750 million in their fiscal years prior to acquisition.

Organizational Structure

      Effective as of the beginning of 1999, the Company changed its organizational structure to strengthen its focus on its core businesses in order to better meet the needs of both its customers and suppliers. The Company currently consists of three major operating groups, Electronics Marketing (“EM”), Computer Marketing (“CM”) (through the end of 1998 these two units comprised the former Electronic Marketing Group) and Avnet Applied Computing (“AAC”).

      The industry segments in which Avnet operated during the last three years are as follows:

1. EM is engaged in the global marketing, assembly, and/or processing of electronic and electromechanical components and certain computer products, principally for industrial and some commercial and military use. It also offers an array of value-added services to its customers, such as inventory replenishment systems, kitting, connector and cable assembly and semiconductor programming.
2. CM is an international distributor of computer products to value-added resellers and end users focusing primarily on middle- to high-end, value-added computer products and services.
3. AAC, which was created in October 1999 by carving out certain business segments of EM and CM, serves the needs of personal computer OEM’s and system integrators worldwide by providing leading-edge technologies such as microprocessors, and serves the needs of embedded systems OEM’s that require technical services such as product prototyping, configurations and other value-added services.
4. The Video Communications Group, which was eliminated in October 1997 with the sale of Channel Master, was engaged in the manufacture, assembly and/or marketing of TV signal processing equipment.

      The sales, operating income and assets of EM, CM, AAC and the former Video Communications Group prepared in accordance with Statement of Financial Accounting Standards No. 131, as well as Avnet’s sales and assets by geographic area, are shown in Note 13 to the Company’s consolidated financial statements appearing in Item 14 of this Report.

      The following tables set forth, for each of Avnet’s three fiscal years ended June 30, 2000, July 2, 1999 and June 26, 1998, the approximate amount of sales and operating income of Avnet which is attributable to each operating group described above.

SALES

	Fiscal Years Ended

	June 30,	July 2,	June 26,
	2000	1999	1998

	(Millions)

Electronics Marketing	$6,638.2	$4,795.1	$4,474.2

Computer Marketing	1,863.5	1,554.9	1,403.7

Avnet Applied Computing	670.5	—	—

Video Communications	—	—	38.4

	$9,172.2	$6,350.0	$5,916.3

OPERATING INCOME

	Fiscal Years Ended

	June 30,	July 2,	June 26,
	2000	1999	1998

	(Millions)

Electronics Marketing	$391.0	$256.1	$297.3

Computer Marketing	38.1	43.0	61.7

Avnet Applied Computing	20.5	—	—

Video Communications	—	—	3.0

Corporate	(66.6)	(56.6)	(55.4)

Operating income before special items	383.0	242.5	306.6

Special Items	(49.0)	(69.3)	(35.4)

Operating income	$334.0	$173.2	$271.2

Electronics Marketing (“EM”)

      EM is the Company’s largest operating group, with 2000 sales of $6.64 billion, representing approximately 72.4% of Avnet’s consolidated sales. EM is comprised of three regional operations: EM Americas, which had sales of $4.69 billion in 2000, or approximately 51.1% of Avnet’s consolidated sales; EM EMEA (Europe, Middle East and Africa), which had sales of $1.55 billion in 2000, or approximately 16.9% of Avnet’s consolidated sales; and EM Asia, which had sales of $0.40 billion in 2000, or approximately 4.4% of Avnet’s consolidated sales.

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

      In the EM Americas reorganization, the sales forces of Hamilton Hallmark, Time Electronics and Penstock were combined. Through a single account manager, customers now have complete access to the products and services of the Company’s core distribution business, including those of the former Hamilton Hallmark, Time Electronics and Penstock divisions, as well as complete access to the following Avnet global brands (services):

•	Core Value Services — Focuses on the transactional needs of the traditional electronic components distribution market, offering one of the industry’s broadest line cards and convenient one-stop shopping with an emphasis on on-time delivery, responsiveness and quality.

•	Avnet Design Services — Provides an array of engineering and technical services for customers, including turnkey logic designs, reference designs and product designs, and demand creation services for suppliers.

•	Avnet Integrated Material Services — Provides customer specific materials management, including leading-edge, information technology-based services, and pin-point logistics. IMS develops and implements innovative materials management solutions for EM’s major customers and their contract manufacturers.

      These Avnet global brands offer focused services and unique financial models in the other two EM geographic regions (EM EMEA and EM Asia) as well as in EM Americas.

      In addition, the EM Americas organization has created product business groups (“PBGs”) which specialize in the various product categories that the Company sells as opposed to being organized along individual supplier lines. There are currently four PBGs which are responsible for purchasing, inventory management, supplier relationships and product marketing. The PBGs are as follows: (1) Semiconductor; (2) Interconnect, Passive and Electromechanical; and (3) Radio Frequency and Microwave. EM has reorganized its EMEA and Asia/ Pacific operation along similar lines to more effectively position itself as a true global distributor.

      EM EMEA, the second largest distributor of electronic components in Europe as measured by sales, distributes semiconductors, interconnect, passive and electromechanical devices, and technical communication products in 40 western and eastern European countries, South Africa and Israel. It also provides the full range of value-added services associated with the product it sells through Avnet Integrated Material Services and Avnet Design Services.

      EM EMEA has completed its reorganization and has opened its new central European warehouse located in Tongeren, Belgium. The facility will be the primary source for inventory shipments throughout Europe. In addition, small proximity warehouses will continue to operate in certain locations to satisfy customer requirements. The new operating structure for EM EMEA is made possible by the functionality provided by the Company’s multi-lingual multi-currency client/server based SAP computer system which operates on a wide area network throughout Europe.

      EM Asia is a value-added distributor of electronic components and services in 10 Asian countries and Australia and New Zealand. All the EM Asia operations have complete access to the products and services provided by the Avnet global brands. In July 1999, following the successful implementation of its SAP computer system, the companies comprising EM Asia began operating as an integrated business unit headed by Avnet Asia Pte Ltd., with its regional headquarters and centralized warehouse in Singapore. In December 1999, Avnet acquired the businesses of the Korean-based Cosco Electronics/ Jung Kwang electronics companies.

Computer Marketing (“CM”)

      CM is an international distributor of computer products to value-added resellers and end users focusing primarily on middle- to high-end, value-added computer products and services. CM’s 2000 sales were $1.86 billion, representing approximately 20.3% of Avnet’s consolidated sales. CM consists of three major business units — Hall-Mark Global Solutions (re-branded Avnet Computer Marketing, Hall-Mark Division on July 3, 2000), Avnet Computer (re-branded Avnet Computer Marketing, Enterprise Solutions Division) and Avnet Computer Marketing, Convergent Technologies Division.

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

      Avnet Computer sells industry leading high-end systems, mid-range servers, workstations, PCs, software, storage, networking, peripherals and services to end user customers. Avnet Computer is a technology solutions integrator providing hardware, software, and services for corporate-wide infrastructure needs. Avnet Computer leverages its array of financial, acquisition and technical services to bring value to businesses intent on managing their total cost of technology infrastructure — from the data center, through the network, to the desktop.

      Convergent Technologies is a leading distributor of point-of-sale systems including bar-code scanning, automatic identification systems and wireless computing technologies integrated with local area networks. It markets to North American value added resellers.

      During 1998, CM expanded its operations into Europe by starting an operation in Germany and then expanding its European operations into Austria, Switzerland, Poland, The Czech Republic, Belgium and Hungary. It further expanded its international operations by completing a number of acquisitions — Bytech Systems Ltd. in the United Kingdom in May 1998, Integrand Solutions in Australia in July 1999 and PCD

Italia S.r.l. and Matica S.p.A. in Italy in November 1999. CM strengthened its focus on the IBM product line with the January, 1999 acquisition of the JBA Computer Solutions Division of JBA International and the July 2000 acquisition of the Savoir Technology Group, Inc. (“Savoir”). Savoir was one of the leading distributors of IBM mid-range sever products in the Americas with calendar 1999 sales of $767 million.

Avnet Applied Computing (“AAC”)

      In October 1999, with portions of EM (OEM Systems Product Business Group and Personal Computer Components) and CM (Hall-Mark Computer Components), AAC began operating in the Americas as a separate group. AAC focuses on the unique requirements of the OEM market for computing technology. AAC’s 2000 sales were $670.5 million, representing approximately 7.3% of Avnet’s consolidated sales. AAC consists of three major business segments — Applied Computing Components, which serves the needs of manufacturers of general purpose computers, Applied Computing Solutions, which provides design, integration, marketing and financial services to developers of application specific computer solutions, and Applied Computing Enabling Technologies, which serves systems integrators. Applied Computing Components focuses on personal computer OEMs and system integrators by providing leading-edge technology such as microprocessors. Applied Computing Solutions focuses on embedded systems OEMs that require technical services such as product prototyping, configurations and other value-added services.

Locations and Major Products

      One of Avnet’s critical strengths is the breadth and quality of the suppliers whose products it distributes. Listed below are the major product categories and the approximate sales in fiscal 2000, the percentage of the Company’s consolidated sales and the major suppliers in each category:

•	Semiconductors: Sales of semiconductors in 2000 were approximately $5.83 billion, or 64% of consolidated sales. The Company’s major suppliers of semiconductors are Advanced Micro Devices, Analog Devices, Harris, Hewlett-Packard, Hitachi, Integrated Device Technology, Intel, LSI Logic, Micron Semiconductors, Motorola, National Semiconductor, Philips, Texas Instruments and Xilinx.

•	Computer Products: Sales of computer products in 2000 from all of the Company’s business units were approximately $2.10 billion, or 23% of consolidated sales. The Company’s major suppliers of computer products are Cabletron, Compaq Computer Corporation, Computer Associates, Hewlett-Packard, IBM, Intel, Oracle, and Wyse Technology.

•	Connectors: Sales of connector products in 2000 were approximately $0.63 billion, or 7% of consolidated sales. The Company’s major suppliers of connectors are AMP, Amphenol, AVX, ITT Cannon, Molex, T&B and 3M.

•	Passives, Electromechanical and Other: Sales of passives, electromechanical and other products in 2000 were approximately $0.61 billion, or 6% of consolidated sales. The Company’s major suppliers of these products are AVX, Bourns, Cherry, Leach, Murata, Philips, Teledyne, Pulse and Vishay.

      Most of the Company’s product lines are covered by nonexclusive distributor agreements with suppliers, cancelable upon 30 to 180 days notice. Most of these agreements provide for the periodic return to the supplier of obsolete inventory and the return of all standard inventory upon termination of the contract.

      The combined sales for EM, CM and AAC by major product class for the last three years are as follows:

	Fiscal Years Ended

	June 30,	July 2,	June 26,
	2000	1999	1998

	(Millions)

Semiconductors	$5,827.8	$3,573.1	$3,223.0

Computer products	2,102.9	1,731.0	1,589.1

Connectors	632.3	437.9	506.2

Other (primarily passives and electromechanical devices)	609.2	608.0	559.6

	$9,172.2	$6,350.0	$5,877.9

      As of June 30, 2000, the Company had about 184 locations in the United States, Canada, Mexico, Europe, the Middle East, South Africa, South America, and the Asia/ Pacific region, many of which contain sales, warehousing and administrative functions for multiple business units. In addition, the Company has a small number of stores in customers’ facilities. Avnet sells to customers in 60 countries.

Competition

      All of the Company’s operations are in highly competitive fields. With regard to many of its product lines, the Company may be in competition not only with other distributors but also with its suppliers. A key competitive factor in the distribution industry as a whole is the carrying of a significant amount of inventory to meet rapid delivery requirements of customers. In addition, the Company enhances its competitive position by offering a variety of value-added services which entails the performance of services and/ or processes tailored to individual customer specifications and business needs such as point of use replenishment, testing, assembly and materials management. The Company is the world’s second largest industrial distributor (based on sales) of electronic components and computer products according to Electronic News (‘EN’), a prominent industry publication, which ranks the top distributors. The Company’s major competitors are Arrow Electronics, Veba Electronics*, Pioneer-Standard, Future Electronic and Premier Farnell, whose sales, when combined with the Company’s sales, comprised approximately 84% of the total estimated calendar 1999 sales of the top twenty-five distributors ranked by EN. Avnet’s calendar 1999 sales alone were 24% of the total.

Number of Employees

      At August 25, 2000, Avnet had approximately 11,500 employees.

Item 2.  Properties

      Currently, Avnet owns and leases approximately 1,723,000 and 3,358,000 square feet of space, respectively, of which approximately 66% was located in the United States. EM’s principal facilities for warehousing and value-added operations are located in Chandler, AZ; Peabody, MA; Tongeren, Belgium; Oxford, NC; and Grapevine, TX, where it has approximately 395,000, 226,000, 217,000, 201,000 and 181,000 square feet of space, respectively. CM’s principal facilities for warehousing and value-added operations are located in Chandler, AZ, Peabody, MA and Wauthier-Braine, Belgium where it has approximately 196,000, 97,000 and 47,000 square feet of space, respectively and CM has leased 132,000 square feet in Tempe, AZ for use as the CM headquarters. The Company leases a 176,000 square foot building consisting of principal office space in Phoenix, AZ, which is used by EM, as well as for the Company’s corporate headquarters.

Item 3.  Legal Proceedings

      In the opinion of management, there are no material pending or threatened legal proceedings to which the Company or any of its subsidiaries is a party or of which any of their property is subject. However, as

---------------
*Subsequent to the end of 2000, the Company entered into an agreement to purchase part of the business of VEBA Electronics — See Note 2 to Consolidated Financial Statements appearing elsewhere in this Report.

previously reported, the Company is a potentially responsible party (“PRP”) or has received claims for indemnity in several environmental cleanups under the Comprehensive Environmental Response, Compensation and Liability Act (“CERCLA”). In particular, real estate owned by a subsidiary of the Company in Oxford, NC is listed on the EPA’s National Priorities List, and the Company and the prior owner of the site have entered into a Consent Decree with the EPA pursuant to which the parties have agreed to clean up the site. Additional information about this site and other sites is set forth on page 16 of this Report. Management of the Company does not anticipate that the reported matters or its compliance with Federal, state and local environmental laws will have a material adverse impact on its financial condition, liquidity, capital expenditures, results of operations or competitive position.

Item 4.  Submission of Matters to a Vote of Security Holders

      None during the fourth quarter of 2000.

PART II

Item 5.  Market for Registrant’s Common Equity and Related Stockholder Matters

Market price per share.*

      The Company’s common stock is listed on the New York Stock Exchange and the Pacific Exchange. Quarterly market prices (as reported for the New York Stock Exchange composite transactions) for the last two fiscal years were:

	2000		1999
Fiscal
Quarters	High	Low	High	Low

1st	$26.22	$20.53	$29.25	$17.63

2nd	30.25	18.66	30.31	17.47

3rd	36.75	25.00	30.47	17.81

4th	40.56	28.00	25.50	17.00

Record Holders

      As of September 15, 2000 there were approximately 5,500 record holders of Avnet’s common stock.

Dividends*

      The cash dividend paid on the common stock was 7.5 cents per share during each quarter in 2000 and 1999.

---------------
*The market price and dividends per share indicated above have been adjusted to reflect a two-for-one stock split to be distributed on September 28, 2000 to shareholders of record on September 18, 2000. (See Note 1 to Consolidated Financial Statements appearing elsewhere in this Report).

Item 6.  Selected Financial Data

	Fiscal Years Ended

	June 30,		July 2,		June 26,		June 27,	June 28,
	2000		1999		1998		1997	1996

	(In millions, except for per share and ratio data)

Income:

Sales	$9,172.2		$6,350.0		$5,916.3		$5,390.6	$5,207.8

Gross profit	1,288.5	(c)	948.6	(b)	980.4	(a)	961.8	969.1

Operating income	334.0	(c)	173.2	(b)	271.2	(a)	327.7	349.0

Income taxes	109.4	(c)	200.8	(b)	115.9	(a)	130.7	136.8

Earnings	145.1	(c)	174.5	(b)	151.4	(a)	182.8	188.3

Financial Position:

Working capital	1,969.5		1,517.5		1,461.3		1,319.0	1,293.9

Total assets	5,244.4		2,984.7		2,733.7		2,594.1	2,521.7

Total debt	1,937.9		791.5		810.9		514.6	497.5

Shareholders’ equity	1,902.0		1,397.6		1,315.9		1,502.2	1,505.2
Per Share:(d)
Earnings:(e)

Basic	1.77	(c)	2.45	(b)	1.92	(a)	2.15	2.17

Diluted	1.75	(c)	2.43	(b)	1.90	(a)	2.12	2.15

Dividends	.30		.30		.30		.30	.30

Book value	21.53		19.85		18.05		18.28	17.34

Ratios:

Operating income margin on sales	3.6	%(c)	2.7	%(b)	4.6	%(a)	6.1%	6.7%

Profit margin on sales	1.6	%(c)	2.7	%(b)	2.6	%(a)	3.4%	3.6%

Return on equity	8.7	%(c)	13.2	%(b)	10.4	%(a)	12.0%	13.3%

Return on capital	6.4	%(c)	9.4	%(b)	8.3	%(a)	10.1%	11.0%

Quick	1.0:1		1.6:1		1.6:1		1.5:1	1.6:1

Working capital	2.0:1		2.9:1		3.4:1		3.3:1	3.5:1

Total debt to capital	50.5%		36.2%		38.1%		25.5%	24.8%

(a)	Includes the net negative impact of $14.9 pre-tax and $12.5 after-tax ($0.16 per share on a diluted basis) for (i) the gain on the sale of Channel Master of $33.8 pre-tax and $17.2 after-tax, (ii) costs relating to the divestiture of Avnet Industrial, the closure of the Company’s corporate headquarters in Great Neck, New York, and the anticipated loss on the sale of Company-owned real estate, amounting to $13.3 pre-tax and $8.5 after-tax, and (iii) incremental special charges associated with the reorganization of EM, amounting to $35.4 pre-tax and $21.2 after-tax.

(b)	Includes the net gain on exiting the printed catalog business recorded in the fourth quarter of 1999 offset by special charges recorded in the first quarter associated with the reorganization of EM. The net positive effect on 1999 pre-tax income, net income and diluted earnings per share were $183.0, $64.0, and $0.89, respectively.

(c)	Includes special charges associated with: (a) the integration of Marshall Industries, Eurotronics B.V. (SEI) and the SEI Macro Group into EM, (b) the integration of JBA Computer Solutions into Computer Marketing North America, (c) the reorganization of EM Asia, (d) the reorganization of EM’s European operations including costs related to the consolidation of EM’s European Warehousing operations and (e) costs incurred in connection with certain litigation brought by the Company. The total special charges for 2000 amounted to $49.0 pre-tax, $30.4 after-tax and $0.37 per share on a diluted basis.

(d)	All per share data have been restated to reflect a two-for-one split of the Company’s common stock approved by the Board of Directors on August 31, 2000. These shares are to be distributed on September 28, 2000 to shareholders of record on September 18, 2000.

(e)	Earnings per share have been restated to conform with the provisions of SFAS No. 128, “Earnings Per Share”.

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

      Effective as of the beginning of 1999, Avnet changed its organizational structure to strengthen its focus on its core businesses and thereby better meet the needs of both its customers and its suppliers. This change involved dividing the former Electronic Marketing Group into its two major lines of business: the distribution of electronic components and the distribution of computer products. This change resulted in the creation of two operating groups, Electronics Marketing (“EM”) and Computer Marketing (“CM”). EM focuses on the global distribution of and value-added services associated with electronic components. CM focuses on middle-to high-end value-added computer products distribution and related services. In addition, the Company has a third operating group — Avnet Applied Computing (“AAC”) — which began operating in the Americas effective as of the beginning of the second quarter of 2000 and in Europe effective as of the beginning of the third quarter of 2000. AAC, which was created by combining certain segments from EM’s and CM’s operations, provides leading-edge technologies such as microprocessors to system integrators and manufacturers of general purpose computers, and provides design, integration, marketing and financial services to developers of application-specific computer solutions. AAC type activities in Asia are still included as part of EM. It is expected that these operations will be included as part of AAC as of the beginning of 2001. References below under “Results of Operations” to “EM”, “CM” and “AAC” are to the new group structure. The results for AAC in the Americas and Europe prior to the beginning of the second and third quarters of 2000, respectively, are included in EM and CM as the results of the operating groups have not been restated. Therefore, the group information supplied below for 2000 is not comparable to the information for prior periods.

      The results for 2000 included the impact of the Company’s October 20, 1999 acquisition of Marshall Industries, the largest acquisition in the history of the electronics components distribution industry, which is more fully described in the “Acquisitions” section to follow in this Management’s Discussion and Analysis of Financial Condition and Results of Operations (“MD&A”). Marshall Industries has been merged primarily into EM with a relatively small portion having been merged into AAC.

      On August 31, 2000, the Company’s Board of Directors declared a two-for-one stock split to be effected in the form of a dividend (the “Stock Split”). The additional common stock will be distributed on September 28, 2000 to shareholders of record on September 18, 2000. All references in this MD&A, and elsewhere in this Report, to the number of shares, per share amounts and market prices of the Company’s common stock have been restated to reflect the stock split and the resulting increased number of shares outstanding.

Results of Operations

  Sales

      Consolidated sales were a record $9.172 billion in 2000, up 44% as compared with sales of $6.350 billion in 1999. A significant portion of the increase in sales was due to the acquisitions in 2000 of Marshall Industries, Eurotronics B.V. (SEI) and the SEI Macro Group. EM’s sales, which represent 72.4% of consolidated sales, were a record $6.638 billion in 2000, up 38% as compared with sales of $4.795 billion in 1999. This increase in sales was due primarily to the impact of acquisitions and the strengthening of business conditions in the electronics component distribution market. As far as EM’s sales by region are concerned,

EM Americas sales in 2000 of $4.694 billion were up 36% as compared with the prior year, while EM EMEA’s 2000 sales were up over 37% and EM Asia’s sales were up approximately 82% as compared with 1999. CM’s sales, which represented 20.3% of consolidated sales, were $1.864 billion in 2000, up almost 20% as compared with 1999 sales of $1.555 billion. Avnet’s newly formed group, AAC, recorded sales of $670 million in 2000, or 7.3% of consolidated sales. In addition, EM’s and CM’s sales for 2000 as indicated above include $368 million of AAC sales recorded prior to the period when AAC was separated into a separate group, making AAC’s global sales approximately $1.038 billion on a pro forma basis for fiscal 2000.

      Consolidated sales were $6.350 billion in 1999, up 7% as compared with sales of $5.916 billion in 1998. EM’s sales of $4.795 billion in 1999 were up over 7% as compared with $4.474 billion in 1998, and CM’s sales of $1.555 billion in 1999 were up almost 11% as compared with $1.404 billion in 1998. EM Americas’ sales in 1999 of $3.451 billion were up over 4% as compared with the prior year, while EM EMEA’s 1999 sales were up over 10% and EM Asia’s sales were up 49% due in part to sales of newly-acquired businesses. Consolidated sales benefited from the extra week of operations in 1999 as compared with 1998 due to the Company’s “52/53 week” fiscal calendar. (See Note 1 to the Consolidated Financial Statements appearing elsewhere in this Report.)

  Unusual Items

      As described below, the Company has recorded a number of special charges during the last three fiscal years. These charges relate primarily to the reorganization of EM’s operations in each of the three major regions of the world in which it operates and to the integration of newly acquired businesses. Management expects that the Company’s future results of operations will benefit from the expected cost savings resulting from these reorganizations and integration of new businesses, and that the impact on liquidity and sources and uses of capital will not be material.

      During 2000, the Company recorded $49.0 million pre-tax ($37.2 million included in operating expenses and $11.8 million included in cost of sales), $30.4 million after-tax and $0.37 per share on a diluted basis of incremental special charges associated with (1) the integration of acquired businesses into the Company as described below ($31.7 million), (2) the reorganization of EM’s European operating ($9.2 million), consisting primarily of costs related to the centralization of warehousing operations, (3) the reorganization of EM Asian operating ($5.4 million) and (4) costs incurred in the second quarter in connection with its lawsuit against Wyle Laboratories, Inc. and certain individuals ($2.7 million). Of the $49.0 million pre-tax charge, $29.9 million requires the use of cash ($21.6 million of which had been expended at June 30, 2000) and $19.1 million represent a non-cash charge. The balance of cash to be expended is expected to be paid by the end of 2001 except for amounts related to long-term real property lease obligations.

      The charges in 2000 associated with the integration of acquired businesses included the integration of Marshall Industries into the Company’s North American EM and AAC operations ($18.4 million), the integration of JBA Computer Solutions into CM North America ($3.2 million) and the integration of Eurotronics B.V. (SEI) and the SEI Macro Group into EM EMEA ($10.1 million). The charges related to the integration of acquired business and the reorganization of EM Asia are comprised of severance, inventory reserves required related to supplier termination, real property lease terminations, employee and facility relocation costs, write-downs associated with the disposal of fixed assets, special incentive payments and other items.

      The charges related to the reorganization of EM’s European operations consisted primarily of costs related to the centralization of warehousing operations into the Company’s new facility in Tongeren, Belgium. These charges were for severance, adjustment of the carrying value of fixed assets, real property lease terminations, duplicate employee and property related costs, and other items.

      The costs incurred pertaining to the Wyle lawsuit in which the Company was the plaintiff related to legal and professional fees associated with the trial of the case, which commenced in September 1999. On February 4, 2000, a jury in Tampa, Florida returned a verdict in the case absolving the defendants of any liability. Subsequently, the parties agreed to settle the case by dismissing all claims and appeals with prejudice and with each side bearing its own costs and expenses.

      During 1999, the Company recorded special items which positively impacted income before income taxes, net income and diluted earnings per share by $183.0 million, $64.0 million and $0.89, respectively. These special items consisted of the gain on the sale of the Company’s former Allied Electronics subsidiary ($252.3 million) on July 2, 1999, the last day of fiscal 1999, offset somewhat by charges recorded in connection with the disposition of the Avnet Setron catalog operation in Germany, ($42.8 million) and the reorganization of EM ($26.5 million). Most of the charges related to the disposition of Avnet Setron involved the non-cash write-off of goodwill and the write-down of inventory on product lines not typically sold by EM’s core businesses. The Company sold Avnet Setron in February 2000 for an amount approximately equal to its written down value.

      The 1999 charges related to the reorganization of EM are associated principally with EM’s European operations and included severance, inventory reserve required related to supplier terminations and other items. The charge related to the reorganization of EM also included some incremental costs associated with the completion of the reorganization of EM Americas, most of the cost for which were recorded in the fourth quarter of 1998. These costs included primarily employee relocation and special incentive payments as well as some additional severance costs.

      Of the $183.0 million pre-tax gain related to the special items recorded in 1999, charges of $56.1 million are included in operating expenses ($21.8 million requires the use of cash) and $13.1 million are included in the cost of sales (all of which represented a non-cash charge), and the $252.3 million pre-tax gain on the sale of Allied Electronics is shown separately in the Company’s Consolidated Statement of Income. The unusually large impact on taxes was a result of the elimination of goodwill attributable to the Allied and Setron businesses for which no tax benefit is available. At June 30, 2000, the only cash remaining to be expended in connection with the 1999 special charge were amounts associated with long-term real property lease terminations and contractual commitments, the amounts of which are not material.

      During 1998, the Company recorded special items which negatively impacted income before income tax, net income and diluted earnings per share by $14.9 million, $12.5 million and $0.16, respectively. The special items consisted of incremental charges associated with the reorganization of EM Americas ($35.4 million) and the costs related to the divestiture of Avnet Industrial, the closure of the Company’s former corporate headquarters in Great Neck, New York and the write-down of Company-owned real estate ($13.3 million). These charges were offset somewhat by the $33.8 million pre-tax gain on the sale of the Company’s former Channel Master business. The charges recorded in connection with the reorganization of EM Americas included severance, real property lease termination costs, inventory reserves required related to supplier termination, the write-down of goodwill and other items. The write-down of goodwill related to a small underperforming operating unit, the ultimate disposition of which will not have a material impact on the Company’s future results of operations.

      Of the special $14.9 million net pre-tax charge related to the special items in 1998, $39.0 million was included in operating expenses ($21.9 million requires the use of cash) and $9.7 million was included in cost of sales (all of which represented a non-cash charge), and the $33.8 million pre-tax gain on the sale of Channel Master is shown separately in the Consolidated Statement of Income. At June 30, 2000, the only cash remaining to be expended in connection with the 1998 special charge were amounts associated with long-term real property lease termination and contractual commitments, the amounts of which are not material.

  Operating Income

      Consolidated gross profit margins (before special charges) were 14.2% in 2000 as compared with 15.1% and 16.7% in 1999 and 1998, respectively. This downward trend is due primarily to the competitive environment in the electronic distribution marketplace as a result of the global industry cyclical downtrend as well as the effect of increased sales of computer products (including microprocessors, DRAMS, disk drives, etc.), which have lower gross profit margins than other products in the Company’s product lines. After reaching a low point of approximately 13.9% in the first and second quarter of 2000, consolidated gross profit margin began increasing and reached 14.4% in the fourth quarter of 2000 evidencing that the electronics distribution industry has begun to rebound from the longest cyclical downtrend in its history. Although operating expenses (before special charges) in absolute dollars were sequentially higher during the last three years, they fell to a record low of 10.0% as a percentage of sales during 2000 as compared with 11.3% in both 1999 and 1998. Comparative operating expenses in 1999 versus 1998 were negatively impacted by approximately $10.5 million of incremental costs associated with the Company’s year 2000 remediation program (see below), the extra week of expenses due to the Company’s “52/53 week” fiscal calendar and by normal operating expenses incurred by newly acquired businesses. As noted above, the Company’s operating expenses as a percentage of sales for the entire 2000 year reached a record low of 10.0% in 2000 due in part to the Company’s highly successful integration of Marshall Industries into its EM Americas’ operations. The impact of the synergy benefits was more evident in the fourth quarter of 2000 as operating expenses as a percentage of sales fell to record low of 9.2% in that quarter. The combination of improving industry conditions and the synergy benefits derived from recent acquisitions resulted in a fourth quarter 2000 operating income margin of 5.2%, the first time operating income margins have exceeded 5.0% since the third quarter of 1998. Operating income (before special charges) of $383.0 million in 2000 represented 4.2% of sales, as compared with $242.5 million or 3.8% of sales in 1999 and $319.9 million or 5.4% of sales in 1998.

  Interest Expense and Net Income

      Interest expense was $84.3 million in 2000 as compared with $52.1 million and $40.0 million in 1999 and 1998, respectively. The significant increase in interest expense during the last few years was due primarily to increased borrowings to fund the Company’s acquisition program, its stock repurchase program and the additional working capital requirements to support the growth in business. Interest expense in 2000 was also impacted by increased interest rates as a result of the Federal Reserve’s actions to increase short-term rates and the Company’s decision to issue in February 2000 $360 million of 7 7/8% Notes due 2005.

      As a result of the factors described above, consolidated net income excluding all special items in 2000 was $175.5 million, or $2.11 per share on a diluted basis, as compared with $110.5 million, or $1.54 per share on a diluted basis, in 1999 and $163.9 million, or $2.06 per share on a diluted basis, in 1998. Including the special items referred to above, net income in 2000 was $145.1 million, or $1.75 per share on a diluted basis, as compared with net income of $174.5 million, or $2.43 per share on a diluted basis, in 1999 and $151.4 million, or $1.90 per share on a diluted basis in 1998. Net income before special items as a percentage of sales was 1.9% in 2000 as compared with 1.7% and 2.8% in 1999 and 1998, respectively.

      As the Company has increased its investment in foreign operations, the financial statement impact associated with the volatility of foreign currency exchange rates has become more apparent. The translation into U.S. dollars of the financial statements of the Company’s foreign subsidiaries resulted in a charge recorded directly to shareholders’ equity amounting to $8.5 million, $4.2 million and $17.0 million in 2000, 1999 and 1998, respectively. The charge in 2000 was due primarily to the weakening of the Euro and its associated currencies against the U.S. dollar. The charge in 1999 was due primarily to the weakening of British and French currencies against the dollar, and the charge in 1998 was due primarily to the weakening of the French, Canadian and Far East currencies against the U.S. dollar. The effect of foreign currency exchange rate fluctuations on the 2000 statement of income was not material due to the fact that Avnet’s international operations represent only 32% of sales and a smaller percentage of income. Had the various average foreign currency exchange rates remained the same during 2000 as compared with 1999, Avnet’s consolidated 2000 sales and net income would have been less than 4% and 1%, respectively, higher than the actual reported results for 2000.

Liquidity and Capital Resources

      Over the last three years, cash generated from income before depreciation, amortization, the pre-tax gain on the dispositions of Allied Electronics and Channel Master, and other non-cash items amounted to $482.5 million. During that period, $900.4 million was used for working capital needs (excluding cash) resulting in $417.9 million of net cash flows used for operations. In addition, $241.9 million, net, was needed for other normal business operations including purchases of property, plant and equipment ($198.4 million) and dividends ($69.5 million), offset by cash generated from other items ($26.0 million). This resulted in $659.8 million being used for normal business operations. During that three-year period, the Company also used

$598.8 million, net, for the repurchase of its common stock ($378.4 million) and the net cash used for acquisitions of operations in excess of the cash provided from dispositions ($220.7 million), offset somewhat by cash generated from other debt ($0.3 million). This overall use of cash of $1.258 billion was financed by the $1.366 billion raised from the issuance of commercial paper, the issuance in February 2000 of the 7 7/8% Notes due 2005, the issuance in August 1999 of the 6.45% Notes due 2003 and an increase in bank debt, offset by a $107.9 million addition to cash and cash equivalents.

      In 2000, the Company generated $263.3 million from income before depreciation, amortization and other non-cash items, and used $759.2 million for working capital needs, resulting in $495.9 million of net cash flows being used for operating activities. In addition, the Company used $81.7 million for other normal business operations including purchases of property, plant and equipment ($86.9 million) and dividends ($18.2 million), offset by cash generated from other items ($23.4 million). This resulted in $577.6 million being used for normal business operations. The Company also used $646.3 million for acquisitions and the payment of other debt. This overall use of cash of $1.224 billion was financed by a $1.079 billion increase in bank debt, commercial paper and the issuance of the 7 7/8% Notes due February 15, 2005, and a $145 million decrease in cash and cash equivalents.

      In 1999, the Company generated $9.8 million from income before depreciation, amortization, the pre-tax gain on the sale of Allied Electronics and other non-cash items, and generated $62.2 million by reducing working capital, resulting in $72.0 million of net cash flows provided from operations. In addition, the Company used $99.5 million for other normal business operations including purchases of property, plant and equipment ($73.0 million) and dividends ($26.8 million), offset by cash generated from other immaterial items ($0.3 million). This resulted in $27.5 million being used for normal business operations. The Company also used $70.1 million to repurchase its common stock and generated $338.4 million from its disposition of Allied Electronics, net of cash used for acquisitions, and the issuance of other debt. Of this overall generation of cash of $240.8 million, $11.4 million was used to reduce debt and $229.4 million was added to cash and cash equivalents.

      The Company’s quick assets at June 30, 2000 totaled $1.918 billion as compared with $1.273 billion at July 2 1999. At June 30, 2000, quick assets exceeded the Company’s current liabilities by $14.2 million as compared with $476.8 million excess at the end of 1999. Working capital at June 30, 2000 was $1.969 billion as compared with $1.517 billion at July 2, 1999. At June 30, 2000 to support each dollar of current liabilities, the Company had $1.01 of quick assets and $1.03 of other current assets, for a total of $2.04 as compared with $2.91 at the end of the prior fiscal year. However, the above balance sheet amounts at July 2, 1999 were significantly impacted by the $377.0 million of cash received on that day in connection with the sale of Allied Electronics. On July 2, 1999, cash and cash equivalents included $240.1 million of before-tax proceeds from the sale of Allied Electronics with the balance of the cash received at closing having been used to reduce commercial paper outstanding. In addition, current liabilities at July 2, 1999 included approximately $134.7 million of accrued income taxes payable as a result of the gain on the sale of Allied Electronics. As indicated below, during 2000 the Company entered into a $500 million syndicated credit facility, which at June 30, 2000 was used to back-up a portion of its outstanding commercial paper. This short-term borrowing was the principal reason for the decline in the working capital ratio and the decrease in the quick ratio indicated above. These borrowings also contributed to an increase in the Company’s debt to capital ratio at June 30, 2000. The Company is evaluating its capital structure and may, if deemed appropriate, issue equity or equity-linked securities.

      In order to partially finance the cash component of the acquisition of Marshall Industries as described below and to provide additional working capital capacity, the Company entered into a $500 million 364-day credit facility in October 1999 with a syndicate of banks led by Bank of America. The Company may select from various interest rate options and maturities under this facility, although the Company intends to utilize the facility primarily as a back-up for its commercial paper program pursuant to which the Company is authorized to issue short-term notes for current operational business requirements. The credit agreement contains various covenants, none of which management believes materially limit the Company’s financial flexibility to pursue its intended business strategy.

      On February 8, 2000, the Company issued $360.0 million of 7 7/8% Notes due February 15, 2005 (the “7 7/8% Notes”). The proceeds from the sale of the 7 7/8% Notes were approximately $358.3 million after deduction of the underwriting discounts and other expenses associated with the sale of the 7 7/8% Notes. In August 1998, the Company issued $200.0 million of 6.45% Notes due August 15, 2003 (the “6.45% Notes”). The net proceeds received by the Company from the sale of the 6.45% Notes were approximately $198.3 million after deduction of the underwriting discounts and other expenses associated with the sale of the 6.45% Notes. The net proceeds from the 7 7/8% Notes and the 6.45% Notes have been used to repay indebtedness which the Company may re-borrow for general corporate purposes, including capital expenditures, acquisitions, repurchase of the Company’s common stock and working capital needs.

      In June 1999, the Company entered into separate credit agreements with Banca Commerciale Italiana and UniCredito Italiano. The agreements provide eighteen-month facilities with lines of credit totaling 83 billion Italian Lira (US dollar equivalent of approximately $40.4 million). The facilities are currently being used primarily as a source of working capital financing for one of the Company’s Italian subsidiaries. In addition, in September 1998, the Company entered into an agreement with KBC, a Belgian bank, to finance the construction of the new Avnet Europe, NV/SA distribution center in Tongeren, Belgium. The agreement provides for multiple term loans totaling 665 million Belgian Francs (US dollar equivalent of approximately $15.6 million) which may be converted into term loans with maturities between three and fifteen years. The facilities are currently being used to finance real estate, computer equipment, infrastructure and project consultancy costs related to the new European distribution center.

      The Company also has a five-year facility with a syndicate of banks led by Bank of America which expires in September 2002 and which provides a line of credit of up to $700.0 million. The Company may select from various interest rate options and maturities under this facility. This credit facility serves as a primary funding vehicle as well as a backup for the Company’s commercial paper program. The credit agreement contains various covenants, none of which management believes materially limit the Company’s financial flexibility to pursue its intended financial strategy.

      During the last three years, the Company’s shareholders’ equity increased by $399.8 million to $1.902 billion at June 30, 2000, while total debt increased by $1.423 billion to $1.938 billion. The increase in shareholders’ equity during that three-year period was the net result of the positive impact of net income ($471.0 million), shares issued in connection with the acquisitions of Marshall Industries and SEI Eurotronics ($351.9 million) and other items, net, principally related to stock option and incentive programs ($49.4 million), offset by the repurchase of common stock ($372.8 million), dividends ($69.9 million) and cumulative translation adjustments ($29.8 million). The Company’s debt to capital (shareholders’ equity plus total debt) ratio was approximately 51% at June 30, 2000 and 36% at July 2,1999. The Company’s favorable balance sheet ratios would facilitate additional financing, if, in the opinion of management, such financing would enhance the future operations of the Company.

      Currently, the Company does not have any material commitments for capital expenditures.

      The Company and the former owners of a Company-owned site in Oxford, North Carolina have entered into a Consent Decree and Court Order with the Environmental Protection Agency (EPA) for the environmental clean-up of the site, the cost of which, according to the EPA’s remedial investigation and feasibility study, is estimated to be approximately $6.3 million, exclusive of the $1.5 million in EPA past costs paid by the potentially responsible parties (PRP’s). Pursuant to a Consent Decree and Court Order entered into between the Company and the former owners of the site, the former owners have agreed to bear at least 70% of the clean-up costs of the site, and the Company will be responsible for not more than 30% of those costs. In addition, the Company has become aware of claims that may be made against it and/ or its Sterling Electronics Corp. subsidiary, which was acquired as part of the acquisition of Marshall Industries. Sterling once owned 92.46% of the capital stock of Phaostron, Inc. In August 1995, Sterling sold the interest in Phaostron to Westbase, Inc. At the time of the sale, Sterling and Westbase entered into an agreement related to environmental costs resulting from alleged contamination at a facility leased by Phaostron that is a part of the San Gabriel Valley Superfund Site. The agreement provided that Sterling would pay up to $800,000 for environmental costs associated with the site. The Company does not believe that Sterling or the Company will be responsible for environmental costs in excess of $800,000 and has established what it believes to be adequate reserves for any share of such costs that may be borne by Sterling or the Company. In addition, the Company has received notice from a third party of its intention to seek indemnification for costs it may incur in connection with an environmental clean-up at a site in Rush, Pennsylvania resulting from the alleged disposal of wire insulation material at the site by a former unit of the Company. Based upon the information known to date, management believes that the Company has appropriately accrued in its financial statements for its share of the costs of the clean-ups with respect to the above mentioned sites. The Company is also a defendant in a lawsuit brought against it at an environmental clean-up site in Huguenot, New York. At this time, management cannot estimate the amount of the Company’s potential liability, if any, for clean-up costs in connection with this site, but does not anticipate that this matter or any other contingent matters will have a material adverse impact on the Company’s financial condition, liquidity or results of operations.

      Management is not now aware of any commitments, contingencies or events within the Company’s control which may significantly change its ability to generate sufficient cash from internal or external sources to meet its needs.

Acquisitions

      During 2000, the Company has acquired a number of businesses which are already having a substantial positive impact on the Company. On October 20, 1999, the Company acquired Marshall Industries, one of the world’s largest distributors of electronic components and computer products, for a combination of cash and Avnet stock. The total cost of the acquisition of Marshall including estimated expenses was approximately $764.6 million, consisting of the cost for the Marshall shares of $326.8 million in cash, $269.3 million in Avnet stock and $7.0 million in Avnet stock options (net of related tax benefits of $4.8 million) as well as $17.5 million for direct transaction costs and estimated expenses and $144.0 million for the refinancing of Marshall net debt. The above dollar value of Avnet stock reflects the issuance of 6,817,943 shares of Avnet stock valued at an assumed price of $39.50 based on the average closing price of Avnet common stock for a period commencing two trading days before and ending two trading days after October 12, 1999, the day on which the exchange ratio for the Avnet stock component of the purchase price was determined pursuant to the merger agreement.

      On October 14, 1999, the Company acquired 94% of the SEI Macro Group, an electronics components distributor headquartered in the United Kingdom, and during the second quarter of fiscal 2000 acquired 16% of Eurotronics B.V. (which did business under the name SEI), a pan-European electronics components distributor headquartered in the Netherlands. On January 3, 2000, the Company completed its acquisition of the SEI Macro Group and Eurotronics B.V. The combined annual sales of Eurotronics and the SEI Macro Group are approximately $750 million.

      The Company also continues to expand its CM operations through acquisitions of businesses. In November 1999, the Company completed the acquisition of PCD Italia S.r.l. and Matica S.p.A. Milan, both value-added technical distributors of enterprise computing systems based in Milan, Italy, and in July, 1999, completed the acquisition of Integrand Solutions, the largest computer solutions integrator in Australia. In addition, on July 3, 2000 the Company acquired the Savoir Technology Group, Inc., the leading distributor of IBM mid-range server products in the Americas. In the merger, holders of Savoir common stock received 0.11452 of a share of Avnet common stock for each share of Savoir common stock, and cash in lieu of fractional Avnet shares. The exchange ratio, as well as the price paid for fractional shares, was based upon an Avnet stock price capped at $68.5472. Holders of Savoir series A preferred received 0.16098 of a share of Avnet common stock for each share they held and cash in lieu of fractional Avnet shares. The total cost of the acquisition of Savoir including estimated expenses was approximately $144.6 million, consisting of the cost for the Savoir shares of $110.8 million in Avnet stock and $0.8 million in Avnet stock options (net of related tax benefits of $0.5 million) as well as $0.8 million for direct transaction expenses and $32.2 million for the refinancing of Savoir net debt. The above dollar value of Avnet stock reflects the issuance of 1,868,477 shares (or 3,736,954 as adjusted to reflect the two for one stock split to be distributed on September 28, 2000) of Avnet stock (not adjusted for the Company’s two for one stock split — see Note 1) valued at an assumed price of $59.32 based on the average closing price of Avnet common stock for a period commencing two trading days before and ending one trading day after June 30, 2000. The acquisition will be accounted for as a purchase.

      On August 7, 2000, a consortium consisting of the Company, Schroder Ventures and another distributor entered into a share purchase agreement to purchase the VEBA Electronics Group from Germany-based E.On AG for approximately $2.35 billion in cash, including the assumption of debt. Under the terms of the agreement, the Company will acquire (a) the Germany-headquarted EBV Group, consisting of EBV Electronik and WBC, both pan-European semiconductor distributors, and Atlas Services Europe, a logistics provider for EBV and WBC; and (b) the Germany-based RKE Systems, a computer products and services distributor, for approximately $740 million, including the assumption of debt and subject to closing adjustments. As part of the agreement among the consortium members, Avnet will loan $50.0 million to Schroder Ventures, or one of its affiliated companies, to enable Schroder Ventures to close the transaction. The Company intends to finance the transaction through the issuance of a combination of short-term and long-term debt; however as stated above, the Company is evaluating its capital structure and may, if deemed appropriate, issue equity or equity-linked securities. The Company expects to complete this acquisition during the quarter ended December 29, 2000, provided the necessary regulatory approvals are obtained.

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

Market Risks

      Many of the Company’s operations, primarily its international subsidiaries, occasionally purchase and sell products in currencies other than their functional currencies. This subjects the Company to the risks associated with fluctuations of foreign currency exchange rates. The Company reduces this risk by utilizing natural hedging (offsetting receivables and payables) as well as by creating offsetting positions through the use of derivative financial instruments, primarily forward foreign exchange contracts with maturities of less than sixty days. The market risk related to the foreign exchange contracts is offset by the changes in valuation of the underlying items being hedged. The amount of risk and the use of derivative financial instruments described above is not material to the Company’s financial position or results of operations. As of September 15, 2000, approximately 29% of the Company’s outstanding debt was in fixed rate instruments and 71% was subject to variable short-term interest rates. Accordingly, the Company will be impacted by any change in short-term interest rates. The Company does not hedge either its investment in its foreign operations or its floating interest rate exposures.

The Year 2000 Issue

      As reported in the Company’s prior filings, the Company was engaged in modifying its computer systems and applications which used two-digit fields to designate a year (“Year 2000 Issue”). The Company engaged outside consulting firms and utilized its internal resources to perform a comprehensive remediation of the Company’s computer systems before the Year 2000. The Company incurred costs of approximately $17 million in these remediation efforts. As of the date of this Report, neither the Company, nor to its knowledge, any of its major customers or suppliers, have experienced any significant disruption of business due to Year 2000 issues.

The Euro

      Effective on January 1, 1999, a single European currency (the “Euro”) was introduced and certain member countries of the European Union established fixed conversion rates between their existing national currencies and the Euro. The participating countries adopted the Euro as their common legal currency on that date, and during the transition period through January 1, 2002 either the Euro or a participating country’s national currency will be accepted as legal currency. The Company is addressing the issues raised by the introduction of the Euro including, among other things, the potential impact on its internal systems, tax and accounting considerations, business issues and foreign exchange rate risks. Although management is still evaluating the impact of the Euro, management does not anticipate, based upon information currently available, that the introduction of the Euro will have a material adverse impact on the Company’s financial condition or results of operations.

Item 7A.  Quantitative and Qualitative Disclosures About Market Risk

      See Note 1 to the consolidated financial statements appearing at the end of this Report, and “Market Risks” in Item 7 of this Report.

Item 8.  Financial Statements and Supplementary Data

      The Financial Statements and Supplementary Data are listed under Item 14 of this Report.

Item 9.  Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

      Not applicable

PART III

Item 10.  Directors and Executive Officers of the Registrant

      The current executive officers of the Company are:

Name	Age	Office

Roy Vallee	48	Chairman of the Board and Chief Executive Officer

David R. Birk	53	Senior Vice President, General Counsel and Secretary

Andrew S. Bryant	45	Senior Vice President

Steven C. Church	51	Senior Vice President

Anthony T. DeLuca	50	Senior Vice President

Brian Hilton	58	Senior Vice President

Patrick Jewett	55	Senior Vice President

Raymond Sadowski	46	Senior Vice President, Chief Financial Officer and Assistant Secretary

Edward Kamins	51	Vice President

George Smith	54	Vice President

John F. Cole	58	Controller

      Mr. Vallee joined the Company in February 1977 and has been Chairman of the Board and Chief Executive Officer since June 1998. Prior thereto, he was Vice Chairman of the Board since November 1992, and also President and Chief Operating Officer from March 1992.

      Mr. Birk became Avnet’s Secretary in July 1997 and has been Senior Vice President and General Counsel since November 1992.

      Mr. Bryant has been Senior Vice President of Avnet since November 1999 and prior thereto a Vice President of Avnet since November, 1996. He has also been President of the Computer Marketing Group since June, 1999 and prior thereto was President of Hall-Mark Computer Division since July, 1998. Mr. Bryant was President of the Avnet Computer Division from September, 1996 to June, 1998, Executive Vice President of Avnet Computer from March, 1995 to September, 1996 and Vice President of Volume End Users Sales & Marketing from July, 1992 to March, 1995.

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

      Mr. Jewett has been Senior Vice President since November 1999 and also has been an Executive Vice President of EM since 1999. Prior thereto, he was Senior Vice President of Operations and Finance of EM from 1998 to 1999 and was also Senior Vice President, Warehouse/ VA Operations of EM from 1993 to 1998.

      Mr. Sadowski has been Senior Vice President since November 1992 and Chief Financial Officer since February 1993.

      Mr. Kamins has been Vice President of Avnet since November 1999 and President of Avnet Applied Computing since October 1999. Prior thereto, Mr. Kamins was Senior Vice President for Avnet’s Computer Marketing Group from July, 1996 to July, 1999. Mr. Kamins was formerly a senior executive with Digital Equipment Corporation prior to joining the Company in 1996.

      Mr. Smith has been Vice President of Avnet since October, 1996. He has been President of Electronics Marketing EMEA since August 1998. From September 1996 to January 1998, Mr. Smith served as the President of the Computer Marketing Group Europe. Prior thereto, he was President of Hall-Mark Computer Products from March, 1994 to September, 1996 and Executive Vice President for Avnet Computer from July, 1993 to March, 1994.

      Mr. Cole has been Avnet’s Controller since February 1993.

      Officers of the Company are generally elected each year at the meeting of the Board of Directors following the annual meeting of shareholders and hold office until the next such annual meeting or until their earlier death, resignation or removal.

      The information set forth below as to the age, principal occupations and other directorships of each director has been furnished to Avnet by such director:

		Year First
		Elected a	Principal Occupations During Last Five Years; Other
Name	Age	Director	Current Public Company Directorships and Activities

Eleanor Baum	60	1994	Dean of the School of Engineering of The Cooper Union, New York, NY; Director of Allegheny Energy, Inc. and U.S. Trust Corporation; Former Chair (1998-1999), New York Academy of Sciences and Chair of the Engineering Workforce Commission (1999-2000); past President (1995-1997) of American Society for Engineering Education and Accreditation Board for Engineering and Technology (1997-1998); also serves on Advisory Boards for NASA, Electric Power Research Institute, and National Research Council.

J. Veronica Biggins	53	1997	Senior Partner at Heidrick & Struggles International, an executive search firm; also a Director of National Data Corporation, Chairman of the Czech and Slovak American Enterprise Development Fund, which is funded by the U.S. Government SEED Act.

Joseph F. Caligiuri	72	1992	Executive Vice President (retired April 1993) of Litton Industries, Inc. a technology-based company providing resource exploration services, industrial automation systems and advanced electronic and defense systems to the United States and world markets; also a Director of The Titan Corporation and Intracel Corporation.

		Year First
		Elected a	Principal Occupations During Last Five Years; Other
Name	Age	Director	Current Public Company Directorships and Activities

Lawrence W. Clarkson	62	1998	Retired Senior Vice President of The Boeing Company (April 1994 – February 1999) and President, Boeing Enterprises (January 1997 – February 1999), a manufacturer of aerospace, aviation and defense products. Director of Atlas Air, Inc., NV Interturbine and the National Association of Manufacturers. Chairman of the U.S. Pacific Basin Economic Council and Vice Chairman of The National Bureau of Asian Research.

Ehud Houminer	60	1993	Professor and Executive-in-Residence at Columbia Business School, Columbia University, New York, NY and (since January 1996) a principal of Lear, Yavitz and Associates, a management consulting firm; also a Director of various Dreyfus mutual funds, Tescom (USA) Testing Services, Inc. and Supersol Ltd.

James A. Lawrence	47	1999	Executive Vice President and Chief Financial Officer of General Mills since October 1998, a consumer foods company; prior thereto, Executive Vice President and Chief Financial Officer of Northwest Airlines (1996-1998); Chief Executive Officer of Pepsi-Cola Asia Middle East Africa Group (1992-1996); Director of Trans Technology Corporation, Intuitive Surgical, Inc. and Fair Air.com, Inc.

Salvatore J. Nuzzo	69	1982	Chairman and CEO (since May 1996) of Datron Inc., a manufacturer of aerospace and defense products; also Chairman of the Board (since March 1994) of Marine Mechanical Corp., a manufacturer of defense products. Chairman of the Board of SL Industries, Inc., a manufacturer of industrial/communications products (March 1988 to May 1998).

Ray M. Robinson	52	2000	President of AT&T Southern Region of the Consumer Long Distance Division; Former President and Chief Executive Officer of AT&T Tridom (1993-1995), a leading manufacturer of very small aperture terminals used in satellite data transmission; and Director of National Services Industries and Citizens Trust Bank.

		Year First
		Elected a	Principal Occupations During Last Five Years; Other
Name	Age	Director	Current Public Company Directorships and Activities

Frederic Salerno	57	1993	Vice Chairman and CFO, Verizon Communications (formerly Bell Atlantic prior to merger with GTE) since July 2000 and from August 1997 – July 2000, Senior Executive Vice President & CFO/ Strategy & Business Development and a Director of Verizon; previously Director and Vice Chairman of the Board of NYNEX Corporation, a telecommunications company (from March 1991 to July 1997); also a Director of Bear Stearns & Co., Inc., Viacom, Inc., The Hartford, Cable & Wireless Communications, and Keyspan Energy.

Gary L. Tooker	61	2000	Senior Advisor, Morgan Stanley Dean Witter Private Equity since June 1999; prior thereto, Chairman of Motorola, Inc. (1997-1999); Former Vice Chairman and Chief Executive Officer of Motorola, Inc. (1994-1996); and Director of Axcelis Technology and Eaton Corporation.

Frederick S. Wood	72	1992	Consultant to General Dynamics Corporation, a supplier to the United States Defense Department and the aerospace industry.

Roy Vallee	48	1991	Chairman of the Board and Chief Executive Officer of Avnet since June 1998; prior thereto, Vice Chairman of the Board (November 1992 to June 1998) and President and Chief Operating Officer of Avnet (March 1992 to June 1998); and Director of Teradyne, Inc.

Section 16(a) Beneficial Ownership Reporting Compliance

      Pursuant to Section 16(a) of the Securities Exchange Act of 1934, Avnet’s directors, executive officers and beneficial owners of more than 10% of the outstanding Common Stock are required to file reports with the Securities and Exchange Commission, the New York Stock Exchange and the Pacific Exchange concerning their ownership of and transactions in Avnet Common Stock; such persons are also required to furnish Avnet with copies of such reports. Based on such reports and related information furnished to Avnet, Avnet believes that in fiscal 2000 all such filing requirements were complied with in a timely manner by all directors and executive officers, except Mr. Andrew Bryant, a Senior Vice President, did not timely file one report for the sale of 193 shares of Common Stock. Such transaction has since been duly reported.

Item 11.  Executive Compensation

Compensation of Directors

      Directors of Avnet who are also officers or employees of Avnet, currently only Mr. Vallee, do not receive any special or additional remuneration for service on the Board of Directors or any of its committees. Each non-employee director elected for the first time prior to January 1997 receives an annual retainer fee of $15,000 for serving on the Board and each non-employee director who was elected for the first time in or after January 1997 (currently Ms. Biggins and Messrs. Clarkson, Lawrence, Robinson and Tooker) receives an annual retainer fee of $20,000 for serving on the Board. In addition, each non-employee director receives an annual retainer fee of $3,000 for each committee on which he or she serves, and an additional $3,000 for each committee on which he or she serves as chairman. The maximum aggregate annual fee for a non-employee director elected for the first time prior to January 1997 is $24,000, and the maximum aggregate annual fee for a non-employee director elected for the first time in or after January 1997 is $29,000. Each non-employee director is also paid $1,000 per meeting for each meeting of the Board attended by such director. In addition, under the Outside Directors’ Stock Bonus Plan, non-employee directors are awarded 600 shares (as adjusted for the Stock Split) of Avnet Common Stock upon their re-election each year, or such lesser number having a value at the time of delivery not exceeding $24,000. Non-employee directors also receive stock options covering 2,000 shares (as adjusted for the Stock Split) of Avnet Common Stock on the date of his or her election or re-election to the Board of Directors. The options are exercisable at a price per share equal to the mean between the high and low sale prices per share on the date of grant and the option is exercisable with respect to 25% of the shares covered thereby after the expiration of one year and an additional 25% of the shares on each of the next three succeeding anniversary dates.

      Under the Avnet Deferred Compensation Plan for Outside Directors, all fees payable in cash, other than meeting fees, to a non-employee director of Avnet during a plan year for service as a member of the Board of Directors or any committees thereof, may be deferred in the form of cash or in Common Stock equivalent “phantom share units” or “PSUs”. Fees deferred in the form of PSUs are translated monthly into PSUs by dividing the amount of fees deferred by the average market value of a share of Common Stock on the New York Stock Exchange for the five trading days ending on the date when the fees would otherwise have been paid. Compensation deferred as cash is credited at the end of each calendar month with interest at a rate corresponding to the rate of interest on U.S. Treasury 10-year notes on the first day of that calendar month. Compensation deferred under the Plan, and additional PSUs or interest credited thereon, will be payable to a director (i) upon cessation of membership on Avnet’s Board of Directors in ten annual installments or, at the director’s election (which must be made not less than twenty-four (24) months prior to the date on which the director ceases to be a member of the Board), in annual installments not exceeding ten or in a single lump sum or (ii) upon a change in control of Avnet, in a single lump sum. PSUs are payable in Common Stock with cash payment made for fractional shares. In the event of the death of a director before receipt of all required payments, all remaining payments shall be made to the director’s designated beneficiary.

      In May 1996, the Board of Directors terminated the Retirement Plan for Outside Directors of Avnet, Inc. (the “Retirement Plan”) with respect to non-employee directors elected for the first time after May 21, 1996. Therefore, while members of the Board of Directors as of May 21, 1996 still accrue benefits under the Retirement Plan, Board members elected for the first time thereafter (currently Ms. Biggins and Messrs. Clarkson, Lawrence, Robinson and Tooker) are not eligible to participate in the Retirement Plan. The Retirement Plan provides retirement income for eligible directors who are not officers, employees or affiliates (except by reason of being a director) of Avnet (the “Outside Directors”). The Retirement Plan entitles any eligible Outside Director who has completed six years or more of active service to an annual cash retirement benefit equal to the annual retainer fee (including committee fees) during the Outside Director’s last year of active service, payable in equal monthly installments for a period of from two to ten years depending on length of service, with payments beginning on the date which is the later of such director’s 65th birthday or his or her retirement date. The Retirement Plan also provides for automatic retirement of Outside Directors at age 72 or, in the case of Outside Directors serving on the Board on the Retirement Plan’s effective date (July 1, 1992), age 75. The surviving spouse of any deceased Outside Director is entitled to 50% of any remaining unpaid retirement benefit.

Compensation of Avnet Management

      The following table sets forth information concerning the total compensation during Avnet’s last three fiscal years of its Chief Executive Officer and its four other executive officers who had the highest individual aggregates of salary and bonus during Avnet’s fiscal year ended June 30, 2000 (the “Named Executive Officers”) :

SUMMARY COMPENSATION TABLE

				Long-Term
				Compensation Awards

		Annual Compensation		Restricted	Securities
	Fiscal			Stock	Underlying	All Other
Name and Principal Position	Year	Salary	Bonus	Awards(1)	Options (#)(2)	Compensation(3)

Roy Vallee	2000	$750,000	$492,000	$128,250	300,000	$2,051
Chairman of the Board and	1999	750,000	182,000	99,325	500,000	1,429
Chief Executive Officer	1998	600,000	648,000	166,044	200,000	1,256

David Birk	2000	375,000	141,463	25,650	27,000	1,185
Senior Vice President	1999	350,000	28,157	21,750	60,000	820
	1998	350,000	—	36,314	30,000	723

Steven Church	2000	500,000	568,987	47,025	45,000	2,184
Senior Vice President	1999	440,000	259,503	43,500	100,000	1,200
	1998	400,000	291,129	82,647	40,000	1,104

Anthony DeLuca	2000	400,000	260,460	35,397	27,000	1,326
Senior Vice President	1999	360,000	125,077	30,015	60,000	918
	1998	335,000	143,162	50,089	30,000	837

Brian Hilton	2000	400,000	346,801	34,200	45,000	2,475
Senior Vice President	1999	350,000	190,000	14,500	100,000	1,659
	1998	237,500	106,731	—	60,000	747

(1)	The dollar values of the restricted stock awards shown in this table are based on the closing price of a share of Common Stock on the date on which the restricted stock awards were made. The number of shares of restricted stock awarded to each Named Executive Officer during fiscal year 2000 was as follows: Mr. Vallee — 6,000 shares; Mr. Birk — 1,200 shares; Mr. Church — 2,200 shares; Mr. DeLuca — 1,656 shares; and Mr. Hilton — 1,600 shares. These restricted shares vested and will vest in four equal installments in January 2000, 2001, 2002 and 2003. A holder of undelivered restricted stock awards is not entitled to receive dividends paid on, or to any other rights of a shareholder with respect to, the Common Stock underlying such awards. The aggregate number of shares of allocated but undelivered restricted stock at Avnet’s 2000 fiscal year-end (June 30, 2000) and the value of such shares (based on the closing price of a share of Common Stock on that date) are as follows: Mr. Vallee — 8,566 shares ($253,768); Mr. Birk — 1,790 shares ($53,029); Mr. Church — 3,510 shares ($103,984); Mr. DeLuca — 2,470 shares ($73,174); and Mr. Hilton — 1,600 shares ($47,400).

(2)	The number of securities underlying options and the number of restricted shares reported in the table and footnote (1) above take into consideration the Stock Split.

(3)	Consists of imputed income related to life insurance benefits provided by Avnet to the Named Executive Officers under the executive life insurance program described on page 26.

Options

      The following table sets forth information concerning grants of stock options during Avnet’s fiscal year ended June 30, 2000 to each of the Named Executive Officers.

OPTION GRANTS IN LAST FISCAL YEAR(1)

	Individual Grants
						Potential Realizable
	Number of	% of Total				Value at Assumed
	Securities	Options				Annual Rates of Stock
	Underlying	Granted to				Appreciation for
	Options	Employees	Exercise	Market Price		Option Term
	Granted	in Fiscal	Price per	on Date	Expiration
Name	(#)(2)	Year	Share	of Grant	Date	5%	10%

Roy Vallee	300,000	27.1%	$21.50	$21.50	9/23/2009	$4,057,050	$10,281,300

David Birk	27,000	2.4%	21.50	21.50	9/23/2009	365,135	925,317

Steven Church	45,000	4.1%	21.50	21.50	9/23/2009	608,558	1,542,195

Anthony DeLuca	27,000	2.4%	21.50	21.50	9/23/2009	365,135	925,317

Brian Hilton	45,000	4.1%	21.50	21.50	9/23/2009	608,558	1,542,195

(1)	This table reflects the Stock Split.

(2)	All of the options granted become exercisable in four equal cumulative installments on each of the first through fourth anniversary dates of the date of grant.

      The following table sets forth information concerning exercises of stock options during fiscal 2000 by each of the Named Executive Officers, and the number and value of options held by them at fiscal year end (June 30, 2000):

AGGREGATED OPTION EXERCISES IN LAST FISCAL

YEAR AND FISCAL YEAR-END OPTION VALUES(1)

			Number of Securities		Value of Unexercised
	Shares		Underlying Unexercised		In-the-Money Options
	Acquired on		Options at Fiscal Year End		at Fiscal Year-End(3)
	Exercise	Value
Name	(#)(1)	Realized(2)	Exercisable	Unexercisable	Exercisable	Unexercisable

Roy Vallee	20,000	$221,550	825,000	825,000	$7,833,597	$6,902,344

David Birk	—	—	81,250	90,750	556,680	746,508

Steven Church	48,000	867,720	105,000	150,000	611,095	1,262,813

Anthony DeLuca	22,500	478,825	60,000	92,000	249,844	752,719

Brian Hilton	—	—	55,000	150,000	372,032	1,298,438

(1)	This table reflects the Stock Split.

(2)	Value realized is the aggregate market value on the date of exercise of the shares acquired less the aggregate exercise price paid for such shares.

(3)	Value of unexercised options is the difference between the aggregate market value of the underlying shares (based on the average of the high and low prices on June 30, 2000, of $29.35 per share adjusted for the Stock Split) and the aggregate exercise price for such shares.

Retirement Benefits and Insurance

      The Avnet Pension Plan (the “Pension Plan”) is a defined benefit plan which covers most United States employees of Avnet, including each of the Named Executive Officers. The Pension Plan is a type of defined benefit plan commonly referred to as a cash balance plan. A participant’s benefit under the Pension Plan is based, in general, on the value of the participant’s cash balance account, which is used for record keeping purposes and does not represent any assets of the Pension Plan segregated on behalf of a participant. A participant’s cash balance account equals the actuarial present value of his or her accrued benefit under the Pension Plan. The accumulated benefit in a participant’s cash balance account is approximately equal to the actuarial present value (using certain actuarial assumptions under the Pension Plan) of a deferred annuity benefit payable at age 65 determined by aggregating 2% of a participant’s annual earnings for each year of employment during which an employee was a participant in the Pension Plan. In general, the Pension Plan defines annual earnings as a participant’s base salary, commissions, royalties, annual cash incentive compensation and amounts deferred pursuant to plans described in section 125 or 401(k) of the Internal Revenue Code of 1986, as amended. No benefit is accrued under the Pension Plan for annual earnings exceeding $100,000 in any plan year. There is no offset under the Pension Plan for Social Security or other benefits. The Pension Plan offers participants distributions in the form of various monthly annuity payments. However, in lieu of an annuity form of distribution, a participant who has attained age 65 may elect to receive a cash lump sum distribution equal to the actuarial present value of the participant’s accrued benefit under the Pension Plan at age 65. In certain situations, the lump sum distribution option is also available to a participant who has terminated employment with Avnet and has not yet attained age 65.

      The following table sets forth estimated annual retirement benefits payable under the Pension Plan for each of the executive officers of Avnet named in the Summary Compensation Table, assuming that (i) each such executive officer retires at age 65, (ii) current pensionable remuneration for each such executive officer remains unchanged until retirement, (iii) benefits under the Pension Plan are not altered prior to retirement and (iv) all actuarial costs and expenses of the Pension Plan are paid by the Pension Plan:

Estimated Annual
Retirement Benefit

Roy Vallee	$77,338

David Birk	58,654

Steven Church	46,030

Anthony DeLuca	66,128

Brian Hilton	18,019

      In addition, Avnet pays the premiums in respect of an executive life insurance program which provides for: (1) payment of a death benefit to the designated beneficiary of each participating officer in an amount equal to twice the yearly earnings (including salary and cash incentive compensation) of such officer; (2) payment to Avnet, upon the death of a participating officer, of the amount by which the benefit payable by the insurer under the particular policy exceeds the death benefit payable to such officer’s beneficiary; (3) a right to receive from Avnet a supplemental retirement benefit (if the officer has satisfied certain age and service requirements) payable annually (or in a lump sum under certain circumstances) to such officer or his or her beneficiary for ten years in an amount not to exceed 36% of the officer’s eligible compensation; and (4) payment to Avnet upon the death of an officer who is receiving or has received supplemental retirement benefits of the full amount payable by the insurer under the particular policy. For purposes of clause (3) in the preceding sentence, the eligible compensation of the executive officers named in the Summary Compensation Table is currently as follows: Mr. Vallee — $1,312,000; Mr. Birk — $447,310; Mr. Church — $884,245; Mr. DeLuca — $572,769; and Mr. Hilton — $643,401.

      As permitted by Section 726 of the Business Corporation Law of New York, Avnet has in force directors’ and officers’ liability insurance and corporate reimbursement insurance, written by National Union Insurance Company, CNA, Federal Insurance Company (a Chubb Company), and Gulf Insurance Company, for the three year period which commenced on August 1, 2000 at a total cost of $1,174,775. The policy insures Avnet against losses from claims against its directors and officers when they are entitled to indemnification by Avnet, and insures Avnet’s directors and officers against certain losses from claims against them in their official capacities. All duly elected directors and officers of Avnet are covered under this insurance.

Employment Contracts

      In September 1997, Roy Vallee, Chairman of the Board and Chief Executive Officer, and Avnet entered into an employment agreement, the term of which became effective on June 27, 1998 and which terminates on

June 29, 2001. Mr. Vallee and Avnet entered into an Amendment to Employment Agreement on September 20, 2000 (the employment agreement and Amendment to Employment Agreement collectively referred to as the “Amended Employment Agreement”), which extends the term of the employment agreement through June 27, 2003 on substantially the same terms and conditions, except that (i) the incentive portion of Mr. Vallee’s compensation has been restated to account for the 2-for-1 stock which was payable to shareholders of record as of September 18, 2000, and (ii) a change of control provision has been added which would provide for a lump sum payment equal to 2.99 times Mr. Vallee’s base and incentive compensation, acceleration of unvested stock options and undelivered stock incentive shares and continuation of benefits if Mr. Vallee’s employment is terminated without cause or by constructive termination within twenty-four months following a change of control. For this purpose, a constructive termination includes a material diminution in Mr. Vallee’s responsibilities, relocation of his office more than fifty miles without his consent, a material reduction in his compensation and benefits or his ceasing to serve on the Board of Directors of Avnet. A change of control is defined as including the acquisition of voting or dispositive power with respect to 50% or more of the then outstanding shares of common stock other than an acquisition approved by the Board of Directors prior to its effective date, a change in the individuals serving on the Board of Directors so that those serving on the effective date of the Amended Employment Agreement no longer constitute a majority of the Board, or the approval by shareholders of a liquidation, dissolution or sale of substantially all the assets of Avnet. Pursuant to the Amended Employment Agreement, Mr. Vallee is receiving an annual base salary of $750,000. He is also receiving a first incentive bonus equal to: (i) $4,000 for each one-half cent by which Avnet’s net earnings per share (before unusual and/or infrequent items) on a diluted basis for that year exceed $1.50 and are less than or equal to $2.00; (ii) $5,000 for each one-half cent by which Avnet’s net earnings per share (before unusual and/or infrequent items) on a diluted basis for that year exceed $2.00 and are less than or equal to $2.50; and (iii) $7,000 for each one-half cent by which Avnet’s net earnings per share (before unusual and/or infrequent items) on a diluted basis for that year exceed $2.50. Under the Amended Employment Agreement, Mr. Vallee is also receiving a second incentive bonus of $10,000 for each one-tenth of a percent by which Avnet’s return on capital exceeds 8%. The foregoing incentive compensation for fiscal years 1999 through 2001 (as restated to account for the 2-for-1 stock split) was approved by Avnet’s shareholders at the Annual Meeting of Shareholders held on November 19, 1997. The payment of the incentive compensation for Fiscal Years 2002 and 2003 (June 30, 2001 through June 27, 2003) is subject to and contingent upon approval by Avnet’s shareholders at the Annual Meeting of Shareholders to be held on November 20, 2000. In addition, if Mr. Vallee becomes permanently and totally disabled on or prior to June 27, 2003, he will be paid by Avnet through the earlier of the date of cessation of such disability or his death an annual disability benefit of $300,000. The Amended Employment Agreement also provides that, except in the event of a change of control, Avnet has the option to retain Mr. Vallee as a consultant for up to twenty-four consecutive months immediately following termination of Mr. Vallee’s Amended Employment Agreement or his employment with Avnet, during which time he will be compensated at an annual rate equal to the highest base salary and incentive bonus compensation earned by him in any one fiscal year during the three year period prior to the commencement of the consultancy. Mr. Vallee has the right to terminate his full-time employment if a majority of the Board of Directors of Avnet shall be elected by any single person or entity which owns or controls voting rights to a majority of Avnet’s then outstanding stock. Additionally, if Avnet notifies Mr. Vallee that it does not intend to renew Mr. Vallee’s Amended Employment Agreement, and if Avnet fails to engage Mr. Vallee for at least twelve months as a consultant, then Mr. Vallee may elect to be engaged as a consultant for such twelve month period at the rate of compensation described above.

      David Birk, Senior Vice President, Secretary and General Counsel, and Steven Church and Brian Hilton, both Senior Vice Presidents of Avnet and Co-Presidents of Avnet EM, and Avnet entered into employment agreements effective June 29, 1998, June 28, 1997 and October 13, 1997, respectively. The employment agreements are terminable by either Messrs. Birk, Church or Hilton or Avnet upon one year’s prior written notice to the other. The amount of compensation to be paid to Messrs. Birk, Church or Hilton is not fixed and is to be agreed upon by Messrs. Birk, Church or Hilton and Avnet from time to time. In the event Mr. Birk’s, Mr. Church’s or Mr. Hilton’s employment is terminated with one year’s notice and they and Avnet shall have failed to agree upon the compensation to be paid during all or any portion of the one year notice period prior to termination, their compensation formula during the notice period will remain the same as was most recently agreed upon.

Item 12.  Security Ownership of Certain Beneficial Owners and Management

Beneficial Ownership of Common Stock by Management and Others

      The following table sets forth information with respect to the Common Stock beneficially owned at September 30, 2000 by (a) the only persons which, to Avnet’s knowledge, are the beneficial owners of more than 5% of the outstanding Common Stock, (b) each current director of Avnet, (c) each of the Named Executive Officers, and (d) all current directors and executive officers as a group. Except where specifically noted in the table, all the shares listed for a person or the group are directly held by such person or group members, with sole voting and dispositive power. The table does not reflect undelivered awards of restricted stock under the Avnet Incentive Stock Program, which stock cannot be voted prior to delivery. Also, the table does not include PSUs held for the account of non-employee directors under the Deferred Compensation Plan for Outside Directors (see “Compensation of Directors” above). Additionally, the table and data in the footnote there to have been adjusted to reflect the Stock Split.

	Amount and
	Nature of Beneficial		Percent of
Name	Ownership		Class*

Sanford C. Bernstein & Co. Inc.(1)	11,101,414		12.04%

Eleanor Baum	3,700
	1,000	(O)

	4,700

J. Veronica Biggins	1,800
	1,000	(O)

	2,800

David R. Birk	5,935
	114,250	(O)

	120,185

Joseph F. Caligiuri	5,900	(T,S)
	1,000	(O)

	6,900

Steven Church	22,404
	2,080	(I)
	161,250	(O)

	185,734

Lawrence W. Clarkson	4,990
	1,000	(O)

	5,990

Anthony DeLuca	14,842
	94,250	(O)

	109,092

Brian Hilton	800
	106,250	(O)

	107,050

Ehud Houminer	7,400
	1,000	(O)

	8,400

James A. Lawrence	2,600
	1,000	(O)

	3,600

Amount and
	Nature of Beneficial		Percent of
Name	Ownership		Class*

Salvatore J. Nuzzo	13,400
	1,000	(O)

14,400

Ray M. Robinson	–0–

Frederic Salerno	9,400
	1,000	(O)

10,400

Gary L. Tooker	2,000	(T,S)

Roy Vallee	6,287		1.30%
	1,125,000	(O)
	64,248	(T,S)

1,195,535

Frederick S. Wood	1,800
	2,600	(T)
	1,000	(O)

5,400

All directors and executive officers as a group (22 persons)	141,412		2.31%
	4,600	(T)
	70,148	(T,S)
	2,080	(I)
	1,911,000	(O)

2,129,240

*	Less than 1% for each person except as otherwise indicated.

(T)	Shares owned by trusts, custodianships and other entities as to which the person has the power to direct voting and dispositions.

(S)	Shares as to which the person shares voting and/or dispositive power with others.

(O)	Shares issuable upon exercise of stock options currently exercisable or first becoming exercisable on or prior to December 31, 2000.

(I)	Shares held by spouse as to which the reporting person disclaims beneficial ownership.

(1)	Sanford C. Bernstein & Co., Inc. (“Bernstein”) is a registered investment adviser and broker/ dealer, with offices at 767 Fifth Avenue, New York, New York 10153. Information as to the beneficial ownership of Avnet Common Stock by Bernstein was obtained from a Schedule 13G filed on February 8, 2000 with the Securities and Exchange Commission (as adjusted for the Stock Split) which disclosed that Bernstein was the beneficial owner of 11,101,414 shares, including 6,358,616 shares as to which it had sole voting power, 1,233,400 shares as to which it had shared voting power, and 11,101,414 shares as to which it had sole dispositive power. Such filing further states that the shares were acquired in the ordinary course of business and were not acquired for the purpose of, and do not have the effect of, changing or influencing the control of Avnet, and were not acquired in connection with or as a participant in any transaction having such purpose or effect.

Item 13.  Certain Relationships and Related Transactions

      None

PART IV

Item 14.  Exhibits, Financial Statement Schedules and Reports on Form 8-K

a.  The following documents are filed as part of this Report:

		Page

1.	Financial Statements and Supplementary Data:

	Report of Independent Public Accountants	33
	Avnet, Inc. and Subsidiaries Consolidated Financial Statements:

	Statements of Income for the years ended June 30, 2000, July 2, 1999 and June 26, 1998	34

	Balance Sheets at June 30, 2000 and July 2, 1999	35

	Statements of Shareholders’ Equity for the years ended June 30, 2000, July 2, 1999 and June 26, 1998	36

	Statements of Cash Flows for the years ended June 30, 2000, July 2, 1999 and June 26, 1998	37

	Notes to Consolidated Financial Statements	38

2.	Financial Statement Schedules:

	(I) Schedule II (Valuation and Qualifying Accounts) for the years ended June 30, 2000, July 2, 1999 and June 26, 1998	54
	Schedules other than that above have been omitted because they are not applicable or the required information is shown in the financial statements or notes thereto.

3.	Exhibits — The exhibit index for this Report can be found on pages 55 to 56.

b.  Reports on Form 8-K

      During the fourth quarter of fiscal 2000, the Company filed a current report on Form 8-K bearing a cover date of April 25, 2000, in which it reported, pursuant to Item 5 of Form 8-K, and whereby it filed certain pro forma financial information relating to the acquisition by Avnet of Marshall Industries.

SIGNATURES

      Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

AVNET, INC.
(Registrant)

Date: September 27, 2000	By: /s/ ROY VALLEE Roy Vallee, Chairman of the Board, Chief Executive Officer and Director

      Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the Registrant and in the capacities indicated on September 27, 2000.

Signature	Title

/s/ ROY VALLEE (Roy Vallee)	Chairman of the Board, Chief Executive Officer and Director
* (Eleanor Baum)	Director
* (J. Veronica Biggins)	Director
* (Joseph F. Caligiuri)	Director
* (Lawrence W. Clarkson)	Director
* (Ehud Houminer)	Director
* (James A. Lawrence)	Director
* (Salvatore J. Nuzzo)	Director
* (Gary Tooker)	Director
* (Frederic Salerno)	Director
* (Raymond Robinson)	Director
* (Frederick S. Wood)	Director

Signature	Title

/s/ RAYMOND SADOWSKI (Raymond Sadowski)	Senior Vice President, Chief Financial Officer and Assistant Secretary
/s/ JOHN F. COLE (John F. Cole)	Controller and Principal Accounting Officer
*By: /s/ RAYMOND SADOWSKI (Raymond Sadowski) Attorney-in-Fact

REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS

To Avnet, Inc.:

      We have audited the accompanying consolidated balance sheets of Avnet, Inc. (a New York corporation) and Subsidiaries as of June 30, 2000 and July 2, 1999 and the related consolidated statements of income, shareholders’ equity and cash flows for each of the three years in the period ended June 30, 2000. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

      We conducted our audits in accordance with auditing standards generally accepted in the United States. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

      In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Avnet, Inc. and Subsidiaries as of June 30, 2000 and July 2, 1999, and the results of their operations and their cash flows for each of the three years in the period ended June 30, 2000 in conformity with accounting principles generally accepted in the United States.

      Our audits were made for the purpose of forming an opinion on the basic financial statements taken as a whole. The schedule listed in the index of financial statements is presented for purposes of complying with the Securities and Exchange Commission’s rules and is not part of the basic financial statements. This schedule has been subjected to the auditing procedures applied in the audits of the basic financial statements and, in our opinion, fairly states in all material respects the financial data required to be set forth therein in relation to the basic financial statements taken as a whole.

/s/ ARTHUR ANDERSEN LLP

Phoenix, Arizona

August 7, 2000 (Except with respect to the
stock split discussed in Note 1, as to which
the date is September 18, 2000)

AVNET, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF INCOME

	Years Ended

	June 30,	July 2,	June 26,
	2000	1999	1998

	(In thousands, except per share amounts)

Sales	$9,172,205	$6,350,042	$5,916,267

Cost of sales (Note 14)	7,883,719	5,401,472	4,935,848

Gross profit	1,288,486	948,570	980,419

Selling, shipping, general and administrative expenses (Note 14)	954,500	775,337	709,243

Operating income	333,986	173,233	271,176

Other income, net	4,873	1,875	2,363

Interest expense	(84,328)	(52,096)	(39,988)

Gain on dispositions of businesses (Note 14)	—	252,279	33,795

Income before income taxes	254,531	375,291	267,346

Income taxes (Note 7)	109,390	200,834	115,922

Net income	$145,141	$174,457	$151,424

Earnings per share:

Basic	$1.77	$2.45	$1.92

Diluted	$1.75	$2.43	$1.90

Shares used to compute earnings per share (Note 1):

Basic	82,213	71,190	78,750

Diluted	83,124	71,834	79,646

See notes to consolidated financial statements

All share and per share data indicated above have been restated to reflect a two-for-one split of the Company’s common stock, approved by the Board of Directors on August 31, 2000. These shares are to be distributed on September 28, 2000 to shareholders of record on September 18, 2000 (See Note 1).

AVNET, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

	June 30,	July 2,
	2000	1999

	(In thousands, except share
	amounts)

Assets:

Current assets:

Cash and cash equivalents	$167,192	$311,982

Receivables, less allowances of $43,623 and $27,626, respectively	1,750,827	960,639

Inventories (Note 3)	1,887,280	997,247

Other	67,956	43,455

Total current assets	3,873,255	2,313,323

Property, plant and equipment, net (Note 4)	289,902	194,012

Goodwill, net of accumulated amortization of $79,648 and $60,404, respectively (Note 1)	856,831	385,648

Other assets	224,367	91,714

Total assets	$5,244,355	$2,984,697

Liabilities:

Current liabilities:

Borrowings due within one year (Note 5)	$499,287	$288

Accounts payable	1,102,510	480,377

Accrued expenses and other (Note 6)	301,977	315,198

Total current liabilities	1,903,774	795,863

Long-term debt, less due within one year (Note 5)	1,438,610	791,226

Total liabilities	3,342,384	1,587,089

Commitments and contingencies (Notes 9 and 11)

Shareholders’ equity (Notes 1 and 10):

Common stock $1.00 par, authorized 120,000,000 shares, issued 90,757,000 shares and 44,416,000 shares, respectively	90,757	44,416

Additional paid-in capital	309,604	435,930

Retained earnings	1,616,692	1,496,357

Cumulative translation adjustments	(54,582)	(46,041)

Valuation adjustments	2,293	—

Treasury stock at cost, 2,396,000 shares and 9,225,000 shares, respectively	(62,793)	(533,054)

Total shareholders’ equity	1,901,971	1,397,608

Total liabilities and shareholders’ equity	$5,244,355	$2,984,697

See notes to consolidated financial statements

      The share information indicated above for June 30, 2000 only has been adjusted to take into account a two for one split of the Company’s common stock, approved by the Board of Directors on August 31, 2000. These shares are to be distributed on September 28, 2000 to shareholders of record on September 18, 2000 (See Note 1).

AVNET, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY

Years ended June 30, 2000, July 2, 1999 and June 26, 1998

		Additional		Cumulative			Total
	Common	Paid-in	Retained	Translation	Valuation	Treasury	Shareholders’
	Stock	Capital	Earnings	Adjustments	Adjustments	Stock	Equity

	(In thousands, except per share amounts)

Balance, June 27, 1997	$44,032	$425,180	$1,215,550	$(24,767)	$—	$(157,803)	$1,502,192

Net income			151,424				151,424

Translation adjustments				(17,037)			(17,037)

Comprehensive income							134,387

Dividends, $0.30 per share			(23,986)				(23,986)

Repurchase of stock						(302,606)	(302,606)

Other, net, principally stock option and incentive programs	303	9,515				(3,910)	5,908

Balance, June 26, 1998	44,335	434,695	1,342,988	(41,804)	—	(464,319)	1,315,895

Net income			174,457				174,457

Translation adjustments				(4,237)			(4,237)

Comprehensive income							170,220

Dividends, $0.30 per share			(21,088)				(21,088)

Repurchase of stock						(70,147)	(70,147)

Other, net, principally stock option and incentive programs	81	1,235				1,412	2,728

Balance, July 2, 1999	44,416	435,930	1,496,357	(46,041)	—	(533,054)	1,397,608

Net income			145,141				145,141

Translation adjustments				(8,541)			(8,541)

Valuation adjustments (net of tax of $1,562)					2,293		2,293

Comprehensive income							138,893

Dividends, $0.30 per share			(24,806)				(24,806)

Acquisitions of operations		(117,256)				469,133	351,877

Two-for-one stock split (Note 1)	45,378	(45,378)

Other, net, principally stock option and incentive programs	963	36,308				1,128	38,399

Balance, June 30, 2000	$90,757	$309,604	$1,616,692	$(54,582)	$2,293	$(62,793)	$1,901,971

See notes to consolidated financial statements

AVNET, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Years Ended

	June 30,	July 2,	June 26,
	2000	1999	1998

	(In thousands)

Cash flows from operating activities:

Net income	$145,141	$174,457	$151,424

Non-cash and other reconciling items:

Depreciation and amortization	75,561	52,275	50,542

Deferred taxes (Note 7)	422	(32,294)	(1,721)

Other, net (Note 12)	42,140	24,922	42,936

Pre-tax gain on dispositions of businesses (Notes 2 and 14)	—	(209,547)	(33,795)

	263,264	9,813	209,386

Changes in (net of effects from businesses acquired):

Receivables	(403,189)	(64,447)	(113,745)

Inventories	(514,400)	19,383	(94,300)

Payables, accruals and other, net	158,416	107,195	4,717

Net cash flows (used for) provided from operating activities	(495,909)	71,954	6,058

Cash flows from financing activities:

Repurchase of common stock	—	(70,147)	(308,218)

Issuance of notes in public offering, net	358,326	198,305	—

Issuance (repayment) of commercial paper and bank debt, net	720,709	(209,773)	298,749

(Payment of) proceeds from other debt	(138)	(128)	604

Cash dividends (Note 12)	(18,180)	(26,735)	(24,548)

Other, net	24,439	603	3,973

Net cash flows provided from (used for) financing activities	1,085,156	(107,875)	(29,440)

Cash flows from investing activities:

Purchases of property, plant and equipment	(86,927)	(73,016)	(38,437)

(Acquisition) disposition of operations, net (Notes 2 and 14)	(603,143)	338,584	86,853

Investments in non-consolidated entities	(42,972)	—	—

Net cash flows (used for) provided from investing activities	(733,042)	265,568	48,416

Effect of exchange rate changes on cash and cash equivalents	(995)	(272)	(1,739)

Cash and cash equivalents:

— (decrease) increase	(144,790)	229,375	23,295

— at beginning of year	311,982	82,607	59,312

— at end of year	$167,192	$311,982	$82,607

Additional cash flow information (Note 12)

See notes to consolidated financial statements

AVNET, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.  Summary of significant accounting policies:

      Principles of consolidation — The accompanying financial statements include the accounts of the Company and all of its subsidiaries. All intercompany accounts and transactions have been eliminated. Minority interests at the end of 2000 and 1999, which amounts are not material, are included in the caption “Accrued expenses and other”.

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

      Long-lived assets — Long-lived assets are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of the assets in question may not be recoverable. The Company continually evaluates the carrying value and the remaining economic useful life of all long-lived assets, and will adjust the carrying value and the related depreciation and amortization period if and when appropriate.

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

      Income taxes — No provision for U.S. income taxes has been made for $138,216,000 of cumulative unremitted earnings of foreign subsidiaries at June 30, 2000 because those earnings are expected to be permanently reinvested outside the U.S. If such earnings were remitted to the U.S., any net U.S. income taxes would not have a material impact on the results of operations of the Company.

      Stock split — On August 31, 2000, the Board of Directors declared a two-for-one stock split to be effected in the form of a stock dividend. The additional common stock will be distributed on September 28, 2000 to shareholders of record on September 18, 2000. All references in this report to the number of shares, per share amounts, and market prices of the Company’s common stock have been restated to reflect the stock split and the resulting increased number of shares outstanding.

      Earnings per share — Basic earnings per share is computed based on the weighted average number of common shares outstanding and excludes any potential dilution. Diluted earnings per share reflects potential dilution from the exercise or conversion of securities into common stock. The number of dilutive securities for 2000, 1999 and 1998 amounting to 911,000 shares, 644,000 shares and 896,000 shares, respectively, relate to stock options and restricted stock awards. All earnings per share have been retroactively restated to reflect the two-for-one stock split approved by the Board of Directors on August 31, 2000.

      Comprehensive income — Effective as of the beginning of fiscal 1999, the Company adopted Statement of Financial Accounting Standards No. 130 (“SFAS 130”), “Reporting Comprehensive Income”. SFAS 130 establishes reporting standards designed to measure all of the changes in shareholders’ equity that result from transactions and other economic events of the period excluding transactions with owners (“Comprehensive Income”). Comprehensive Income for the Company consists of net income, equity foreign currency translation adjustments and, in fiscal 2000, a net unrealized gain on investments in marketable securities.

      Cash equivalents — The Company considers all highly liquid debt instruments purchased with a maturity of three months or less to be cash equivalents.

AVNET, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

      Revenue Recognition — Revenue from product sales is recognized upon shipment to customers.

      Concentration of credit risk — Financial instruments which potentially subject the Company to a concentration of credit risk principally consist of cash and cash equivalents and trade accounts receivable. The Company invests its excess cash primarily in overnight Eurodollar time deposits with quality financial institutions. The Company sells electronic components and computer products primarily to original equipment manufacturers including military contractors and the military, throughout North and South America, Europe and the Asia/ Pacific region. To reduce credit risk, management performs ongoing credit evaluations of its customers’ financial condition. The Company maintains reserves for potential credit losses, but has not experienced any material losses related to individual customers or groups of customers in any particular industry or geographic area.

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

      Fiscal year — The Company operates on a “52/53 week” fiscal year which ends on the Friday closest to June 30th. Fiscal year 1999 contained 53 weeks as compared with 52 weeks in fiscal 2000 and 1998. Unless otherwise noted, all references to the “year 2000” or any other “year” shall mean the Company’s fiscal year.

      Management estimates — The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect certain reported amounts of assets and liabilities, disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

      New accounting standards — Effective July 1, 2000, the Company adopted the Financial Accounting Standards Board’s Statement of Financial Accounting Standards No. 133 (“SFAS 133”), “Accounting for Derivative Instruments and Hedging Activities.” SFAS 133 establishes accounting and reporting standards requiring that every derivative instrument, including certain derivative instruments embedded in other contracts, be recorded in the balance sheet as either an asset or liability measured at its fair value. SFAS 133 requires that changes in the derivative’s fair value be recognized currently in earnings unless specific hedge accounting criteria are met. Special accounting for qualifying hedges allows a derivative’s gains and losses to offset related results on the hedged item in the income statement to the extent effective, and requires that the Company must formally document, designate and assess the effectiveness of transactions that receive hedge accounting. The adoption of SFAS 133 did not have a material effect on the Company’s financial statements.

      In December 1999, the Securities and Exchange Commission (SEC) issued Staff Accounting Bulletin No. 101 (SAB 101), “Revenue Recognition,” which provides guidance on the recognition, presentation and disclosure of revenue in financial statements filed with the SEC. In June 2000, the SEC issued Staff Accounting Bulletin 101B (SAB 101B), which extends the effective date of SAB 101 to the Company’s fourth quarter of fiscal 2001. Although the Company has not fully assessed the implications of SAB 101, management does not believe the adoption of the statement will have a significant impact on the Company’s consolidated financial position, results of operations or cash flows.

AVNET, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

2.  Acquisitions and dispositions:

      Since June 28, 1997, the Company has completed sixteen acquisitions — three in North America, six in Europe, five in the Asia/ Pacific region, one in the Middle East and one in South America. Seven of the acquisitions were completed in 2000, four were completed during 1999 and five were completed in 1998. All acquisitions have been accounted for as purchases.

      The acquisitions completed in 2000 consisted of Marshall Industries, Integrand Solutions, Eurotronics B.V., the SEI Macro Group, PCD Italia S.r.l. and Matica S.p.A. (counted as a single acquisition), Cosco Electronics/ Jung Kwang and the remaining 60% of SEI Nordstar S.p.A. The acquisitions completed in 1999 consisted of a 60% interest in Max India, Ltd., including 100% of Max India’s Hong Kong-based subsidiary, a 70% interest in Gallium Electronics, Ltd., the Computer Solutions Division (CSD) of JBA International, Inc. and a 70% interest in Bridge International. The acquisitions completed in 1998 consisted of ECR Sales Management, Inc., EXCEL-MAX Pte Ltd., CiNERGi Pte Ltd., Bytech Systems Ltd. and Optilas International SA.

      The acquisitions completed during 2000 required a total investment of $961,243,000 (net of $762,000 of cash on the books of the companies acquired) of which $603,143,000 was paid in cash, $351,877,000 in Avnet stock and $6,985,000 in Avnet stock options, net of related tax benefits of $4,760,000. In the aggregate, the operations acquired during 2000, had sales totaling approximately $2,684,000,000 during the fiscal year of each such operation immediately proceeding its acquisition.

      The following unaudited pro forma results reflect the acquisition of Marshall Industries as if it occurred on July 3, 1999 and June 27, 1998, the first day of the Company’s 2000 and 1999 fiscal years, respectively, and does not purport to present what actual results would have been had the acquisition, in fact, occurred at those dates or to project results for any future period:

	Years Ended

	June 30,	July 2,
	2000	1999

	(Thousands, except
	per share amounts)

Sales	$9,734,915	$8,065,147

Income before income taxes	267,573	371,585

Net Income	152,187	159,527

Diluted earnings per share	1.74	1.86

      The unaudited pro forma results shown above include the special charges referred to in Note 14. In addition, the unaudited pro forma results shown above exclude any potential benefits that might result from the acquisition due to synergies that may be derived and from the elimination of any duplicated costs. The historical results of operations of other companies acquired during 2000 would not have had a material effect on the Company’s results of operations in that year, on a pro forma basis.

      Cash expended (net of cash on the books of the companies acquired) in 1999 and 1998 relating to acquisitions totaled approximately $38,416,000 and $9,378,000, respectively. In the aggregate, the operations acquired during 1999 and 1998 had sales totaling approximately $184,000,000 and $119,000,000, respectively, during the fiscal year of each such operation immediately preceding its acquisition. The historical results of operations of the companies acquired in 1999 and 1998 would not have had a material effect on the Company’s results of operations in those years, on a pro forma basis. On July 2, 1999, the last day of fiscal 1999, the Company completed the disposition of its Allied Electronics business and during 1998 the Company disposed of its Channel Master and Avnet Industrial businesses (See Note 14).

AVNET, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

      Subsequent to the end of 2000, on July 3, 2000, the Company completed the acquisition of the Savoir Technology Group, Inc., the leading distributor of IBM mid-range server products in the Americas, by issuing approximately 1,868,000 shares (or 3,736,000 as adjusted to reflect the two for one stock split to be distributed on September 28, 2000) of Avnet common stock. Savoir Technology Group, Inc. reported 1999 revenues of $767,000,000. The Company has also entered into an agreement to purchase part of the VEBA Electronics Group from Germany-based E.On AG (formerly VEBA AG) for a cash purchase price of approximately $740,000,000, including the assumption of debt. Under the terms of the agreement, the Company will acquire (a) the Munich, Germany-headquartered EBV Group, comprised of EBV Elektronik and WBC, both pan-European semiconductor distributors, and Atlas Services Europe, logistics provider for EBV and WBC; and (b) the Nettetal, Germany-based RKE Systems, a computer products and services distributor. The combined companies being acquired from E.On AG reported calendar 1999 sales of approximately $1,800,000,000, (using average exchange rates for calendar 1999).

3.  Inventories:

	June 30,	July 2,
	2000	1999

	(Thousands)

Finished goods	$1,811,699	$909,609

Work-in-process	6,742	5,625

Raw materials	68,839	82,013

	$1,887,280	$997,247

4.  Property, plant and equipment, net:

      Property, plant and equipment are recorded at cost and consist of the following:

	June 30,	July 2,
	2000	1999

	(Thousands)

Land	$10,398	$5,200

Buildings	101,032	77,523

Machinery, fixtures and equipment	483,987	306,028

Leasehold improvements	17,302	12,611

	612,719	401,362

Less accumulated depreciation and amortization	322,817	207,350

	$289,902	$194,012

      Depreciation and amortization expense related to property, plant and equipment was $53,900,000, $37,825,000 and $37,156,000 in 2000, 1999 and 1998, respectively.

AVNET, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

5.  External financing:

	June 30,	July 2,
	2000	1999

	(Thousands)

7 7/8% Notes due February 15, 2005	$360,000	$—

6 7/8% Notes due March 15, 2004	100,000	100,000

6.45% Notes due August 15, 2003	200,000	200,000

Commercial paper	559,395	202,200

Bank credit facilities	689,704	272,160

Other	28,798	17,154

	1,937,897	791,514

Less borrowings due within one year	499,287	288

Long-term debt	$1,438,610	$791,226

      In October 1999, the Company entered into a $500,000,000 364-day credit facility with a syndicate of banks led by Bank of America in order to partially finance the cash component of the acquisition of Marshall Industries and to provide additional working capital capacity. The Company may select from various interest rate options and maturities under the facility, although the Company intends to utilize the facility primarily as a back-up for its commercial paper program pursuant to which the Company is authorized to issue short-term notes for current operational business requirements. The credit facility contains various covenants, none of which management believes materially limit the Company’s financial flexibility to pursue its intended business strategy. The Company intends to renew and possibly increase the amount of the 364-day facility for another 364-day period. There are no outstanding borrowings under the facility. The Company also has an additional credit facility with Bank of America which provides a line of credit up to $100,000,000 and which expires in October 2000.

      In February 2000, the Company raised $360,000,000 (before deducting underwriting expenses and other costs) in the public market by issuing 7 7/8% Notes due February 2005.

      In the first quarter of 1998, the Company renegotiated its revolving credit agreement with a syndicate of banks led by NationsBank of North Carolina, N.A., which has now merged with Bank of America. The agreement provides a five-year facility with a line of credit of up to $700,000,000 of which approximately $619,000,000 was outstanding at June 30, 2000 with the remainder serving as a back-up for outstanding commercial paper. This credit facility is currently being used primarily as a backup facility to the Company’s commercial paper program and as a primary funding vehicle for foreign currency denominated borrowings at floating rates of interest. The approximate weighted average interest rates on outstanding commercial paper and foreign currency denominated borrowings under this facility at June 30, 2000 were 7.0% and 4.5%, respectively, and at July 2, 1999 were 5.4% and 4.4%, respectively. As of June 30, 2000, the Company was in compliance with the various covenants contained in the agreement.

      The Company also has bank credit facilities in certain European and Asian countries with various maturities and interest rates.

      At June 30, 2000, the fair value of the 7 7/8% Notes due February 15, 2005, the 6 7/8% Notes due March 15, 2004 and the 6.45% Notes due August 15, 2003 were approximately $359,200,000, $95,800,000 and $191,500,000, respectively. Annual payments on external financing in 2001, 2002, 2003, 2004 and 2005 will be $499,287,000, $2,218,000, $701,491,000, $301,274,000 and $360,803,000, respectively.

AVNET, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

6.  Accrued expenses and other:

	June 30,	July 2,
	2000	1999

	(Thousands)

Payroll, commissions and related	$91,853	$56,447

Insurance	14,478	14,159

Income taxes	40,964	153,245

Dividends payable (Note 12)	6,626	—

Other	148,056	91,347

	$301,977	$315,198

      The significantly higher amount of accrued income taxes at July 2, 1999 as compared with the current year end relates primarily to the income taxes due on the gain on the sale of Allied Electronics.

7.  Income taxes:

      The Company follows the liability method of accounting for income taxes. Deferred income taxes are recorded for temporary differences between the amount of income and expense reported for financial reporting and tax purposes.

      A reconciliation between the federal statutory tax rate and the effective tax rate is as follows:

	Years Ended

	June 30,	July 2,	June 26,
	2000	1999	1998

Federal statutory rate	35.0%	35.0%	35.0%

State and local income taxes, net of federal benefit	5.2	7.6	5.3

Amortization and disposition of goodwill	2.6	11.8	1.9

Other, net	.2	(.9)	1.2

Effective tax rate	43.0%	53.5%	43.4%

      The significant impact of the amortization and disposition of goodwill on the 1999 effective tax rate was due to the elimination of goodwill related to Allied Electronics and Avnet Setron which was not tax benefited (See Note 14.)

      The components of the provision for income taxes are indicated in the next table. The provision (future tax benefit) for deferred income taxes results from temporary differences arising principally from inventory valuation, accounts receivable valuation, net operating losses related to foreign operations, certain accruals and depreciation.

AVNET, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

	Years Ended

	June 30,	July 2,	June 26,
	2000	1999	1998

	(Thousands)

Current:

Federal	$100,305	$177,271	$89,456

State and local	22,958	44,759	22,371

Foreign	26,567	11,098	5,816

Total current taxes	149,830	233,128	117,643

Deferred:

Federal	(11,864)	(5,924)	(1,163)

State and local	(2,672)	(747)	(538)

Foreign	(25,904)	(25,623)	(20)

Total deferred taxes	(40,440)	(32,294)	(1,721)

Provision for income taxes	$109,390	$200,834	$115,922

      The significant components of deferred tax assets and liabilities included on the balance sheet were as follows:

	June 30,	July 2,
	2000	1999

	(Thousands)

Deferred tax assets:

Inventory valuation	$25,610	$16,388

Accounts receivable valuation	12,215	6,434

Foreign tax loss carry-forwards	52,436	29,084

Various accrued liabilities and other	40,269	23,328

	130,530	75,234

Deferred tax liabilities:

Depreciation and amortization of property, plant and equipment	3,069	2,845

Other	4,679	1,287

	7,748	4,132

Net deferred tax assets	$122,782	$71,102

8.  Pension and profit sharing plans:

      The Company’s noncontributory defined benefit pension plan (the “Plan”) and its 401(k) plan cover substantially all domestic employees, except for those who were employed at Channel Master, which was sold during 1998, and who were covered by a profit sharing plan. The expense recorded in 1998 related to the profit sharing plan was $427,000. The expense relating to the Avnet 401(k) Plan for 2000, 1999 and 1998 amounted to $1,332,000, $711,000 and $553,000, respectively. The noncontributory pension plan was amended as of January 1, 1994 to provide defined benefits pursuant to a cash balance feature whereby a participant accumulates a benefit based upon a percentage of current salary, which varies with age, and interest credits. At June 30, 2000, the market value of the pension plan assets was $201,721,000. These assets were comprised of common stocks (72%), U.S. Government securities (5%), corporate debt obligations (21%), and money market funds (2%).

AVNET, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

      The following tables outline changes in benefit obligations, plan assets, and the funded status of the Plan as of the end of 2000 and 1999:

	June 30,	July 2,
	2000	1999

	(Thousands)

Changes in benefit obligations:

Benefit obligations at beginning of year	$140,203	$140,983

Service cost	8,588	8,525

Interest cost	10,515	9,510

Actuarial (gain) loss	(1,861)	(11,436)

Benefits paid	(10,621)	(7,379)

Benefit obligations at end of year	$146,824	$140,203

Change in plan assets:

Fair value of plan assets at beginning of year	$189,778	$167,451

Actual return on plan assets	22,464	29,706

Benefits paid	(10,621)	(7,379)

Contributions	100	—

Fair value of plan assets at end of year	$201,721	$189,778

Information on funded status of plan and the amount recognized:

Funded status of the plan	$54,897	$49,575

Unrecognized transition asset	(1,980)	(4,810)

Unrecognized net actuarial gain	(47,808)	(38,151)

Unamortized prior service credit	(1,972)	(2,293)

Prepaid pension cost recognized in the balance sheet	$3,137	$4,321

      Weighted average assumptions used to calculate actuarial present values of benefit obligations were as follows:

	2000	1999

Discount rate	7.75%	7.0%

Expected return on plan assets	9.50%	9.0%

      Under the cash balance plan, service costs are based solely on current year salary levels; therefore, projected salary increases are not taken into account.

AVNET, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

      Components of net periodic benefit costs during the last three years are as follows:

	Years Ended

	June 30,	July 2,	June 26,
	2000	1999	1998

	(Thousands)

Service Cost	$8,588	$8,525	$6,860

Interest cost	10,515	9,510	9,056

Expected return on plan assets	(14,668)	(12,352)	(11,311)

Amortization of transition asset	(2,830)	(2,829)	(2,830)

Recognized net actuarial gain	—	127	—

Amortization of prior service credit	(321)	(321)	(321)

Net periodic benefit cost	$1,284	$2,660	$1,454

      Not included in the above tabulations are pension plans of certain non-U.S. subsidiaries which are not material.

9.  Long-term leases:

      The Company leases many of its operating facilities and is also committed under lease agreements for transportation and operating equipment. Rent expense charged to operations for the three years ended June 30, 2000 is as follows:

	Years Ended

	June 30,	July 2,	June 26,
	2000	1999	1998

	(Thousands)

Buildings	$28,695	$22,744	$21,288

Equipment	5,692	4,926	4,938

	$34,387	$27,670	$26,226

      At June 30, 2000, aggregate future minimum lease commitments, principally for buildings, in 2001, 2002, 2003, 2004, 2005 and thereafter (through 2015) are $31,649,000, $25,827,000, $21,878,000, $18,491,000, $13,985,000 and $44,436,000, respectively.

10.  Stock-based compensation plans:

  Stock option plans:

      The Company has five stock option plans with shares still available for grant:

	Plan

	1990	1995	1996	1997	1999

Minimum exercise price as a percentage of fair market value at date of grant	100%	85%	100%	85%	85%

Plan termination date	11/28/00	8/31/05	12/31/06	11/19/07	11/21/09

Shares available for grant at June 30, 2000	74,400	47,750	1,043,600	105,900	4,000,000

      If applicable, the excess of the fair market value at the date of grant over the exercise price is considered deferred compensation which is amortized and charged against income as it is earned. The maximum term of options granted under any of the plans is 10 years from the date of grant.

AVNET, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

      The following is a summary of the changes in outstanding options for the three years ended June 30, 2000:

	2000		1999		1998

		Weighted		Weighted		Weighted
		Average		Average		Average
		Exercise		Exercise		Exercise
	Shares	Price	Shares	Price	Shares	Price

Outstanding at beginning of year	6,513,054	$21.70	4,765,810	$23.29	4,424,176	$19.84

Granted	2,493,674	16.05	2,186,000	18.18	1,115,000	31.34

Exercised	(1,926,224)	13.82	(162,206)	15.95	(605,566)	13.20

Canceled or expired	(247,568)	21.93	(276,550)	24.66	(167,800)	22.00

Outstanding at end of year	6,832,936	21.85	6,513,054	21.70	4,765,810	23.29

Exercisable at the end of year	3,445,436	21.77	2,879,804	20.90	2,158,310	18.70

      The shares granted in 2000 shown above include 1,388,474 options granted to former employees of Marshall Industries as substitute options for Marshall options outstanding on the date of acquisition. These options are subject to the terms of the various Marshall plans assumed by Avnet as part of the acquisition. Of these options, 73,390 had not yet been exercised at June 30, 2000.

      The following information relates to options outstanding at June 30, 2000:

Options Outstanding				Options Exercisable

			Weighted
		Weighted	Average		Weighted
Range of	Number	Average	Remaining		Average
Exercise	of Options	Exercise	Contractual	Number	Exercise
Prices	Outstanding	Price	Life	Of Options	Price

Under $10	87,796	$8.81	36 Months	87,796	$8.81
$10.00 – 15.0	0 369,228	13.20	47 Months	369,228	13.20
15.00 – 20.00	2,417,500	17.87	86 Months	983,500	17.85
20.00 – 25.00	2,746,912	22.87	86 Months	1,408,412	23.54
25.00 – 30.00	122,000	26.61	100 Months	30,000	26.50
30.00 – 35.00	1,089,500	31.56	87 Months	566,500	31.53

  Employee stock purchase plan:

      In October 1995, the Company implemented the Avnet Employee Stock Purchase Plan (ESPP). Under the terms of the ESPP, eligible employees of the Company are offered options to purchase shares of Avnet common stock at a price equal to 85% of the fair market value on the first or last day, whichever is lower, of each monthly offering period. A total of 1,000,000 shares of Avnet common stock were initially reserved for sale under the ESPP and in November 1998 an additional 1,000,000 shares were reserved. At June 30, 2000, employees had purchased 1,428,150 shares and 571,850 shares were still available for purchase under the ESPP.

  Incentive stock:

      The Company has an Incentive Stock Program wherein a total of 360,790 shares were still available for award at June 30, 2000 based upon operating achievements. Delivery of incentive shares is spread equally over a four-year period and is subject to the employee’s continuance in the Company’s employ. As of June 30, 2000, 98,606 shares previously awarded have not yet been delivered. The program will terminate on December 31, 2004.

AVNET, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

      At June 30, 2000, 13,135,832 common shares were reserved for stock options (including the ESPP) and incentive stock programs.

  Pro forma information:

      The Company follows Accounting Principles Board Opinion 25 (“APB 25”), “Accounting for Stock Issued to Employees”, in accounting for its stock-based compensation plans. In applying APB 25, no expense was recognized for options granted under the various stock option plans (except in the rare circumstances where the exercise price was less than the fair market value on the date of the grant) nor was expense recognized in connection with shares purchased by employees under the ESPP. Statement of Financial Accounting Standards No. 123 (“SFAS 123”), “Accounting for Stock-Based Compensation”, requires disclosure of pro forma net income as if a fair value-based method of measuring stock-based compensation had been applied. Reported and pro-forma net income and diluted earnings per share are as follows:

	Years Ended

	June 30,	July 2,	June 26,
	2000	1999	1998

	(Thousands, except per share amounts)

Net income:

As reported	$145,141	$174,457	$151,424

Pro forma	137,849	168,046	146,599

Diluted earnings per share:

As reported	$1.75	$2.43	$1.90

Pro forma	1.67	2.36	1.85

      The fair value of the stock options granted is estimated on the date of grant using the Black-Scholes option pricing model. The weighted average assumptions used, and the weighted average estimated fair value of an option granted are as follows:

	Years Ended

	June 30,	July 2,	June 26,
	2000	1999	1998

Expected life (years)	5.9	5.9	6.0

Risk-free interest rate	5.8%	4.6%	6.1%

Volatility	31.0%	24.0%	23.0%

Dividend yield	1.4%	1.7%	1.0%

Weighted average fair value	$7.91	$4.52	$10.44

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

AVNET, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

12.  Additional cash flow information:

      Other non-cash and reconciling items primarily includes provisions for doubtful accounts and certain non-recurring items (See Note 14).

      Due to the Company’s fiscal year end (See Note 1) and its historical dividend payment dates, the fiscal year ended July 2, 1999 includes the cash payment of the July 1, 1999 dividend. This results in the inclusion of five quarterly dividend payments in 1999 as compared with three quarterly payments in 2000 and four in 1998.

      The net cash disbursed in each of the three years in connection with acquisitions (See Note 2), as well as the net cash collected in those years from dispositions, are reflected as “cash flows from (acquisition) disposition of operations, net”.

      Interest and income taxes paid were as follows:

	Years Ended

	June 30,	July 2,	June 26,
	2000	1999	1998

	(Thousands)

Interest	$73,545	$47,764	$38,906

Income taxes	229,724	91,913	126,851

13.  Segment information:

      The Company currently consists of three major operating groups, Electronics Marketing (“EM”), Computer Marketing (“CM”) and Avnet Applied Computing (“AAC”) which began operating in the Americas and in Europe effective as of the beginning of the second and third quarters of 2000, respectfully. The results for AAC in the Americas and Europe prior to those dates are included in EM and CM as the results of the operating groups have not been restated. EM focuses on the global distribution of and value-added services associated with electronics components; CM focuses on middle-to-high-end, value-added computer products distribution and related services; and AAC serves the needs of personal computer OEMs and system integrators by providing leading-edge technologies such as microprocessors, and serves the needs of embedded systems OEMs that require technical services such as product prototyping, configurations and other value-added services.

	Years Ended

	June 30,	July 2,	June 26,
	2000	1999	1998

	(Millions)

Sales:

Electronics Marketing	$6,638.2	$4,795.1	$4,474.2

Computer Marketing	1,863.5	1,554.9	1,403.7

Avnet Applied Computing	670.5	—	—

Video Communications	—	—	38.4

	$9,172.2	$6,350.0	$5,916.3

AVNET, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

	Years Ended

	June 30,	July 2,	June 26,
	2000	1999	1998

	(Millions)

Operating income:

Electronics Marketing	$391.0	$256.1	$297.3

Computer Marketing	38.1	43.0	61.7

Avnet Applied Computing	20.5	—	—

Video Communications	—	—	3.0

Corporate and special charges	(115.6)	(125.9)	(90.8)

	$334.0	$173.2	$271.2

Assets:

Electronics Marketing	$3,108.0	$1,662.6	$1,695.9

Computer Marketing	655.2	489.1	423.3

Avnet Applied Computing	226.8	—	—

Corporate	1,254.4	833.0	614.5

	$5,244.4	$2,984.7	$2,733.7

Capital expenditures:

Electronics Marketing	$40.3	$50.3	$19.8

Computer Marketing	12.2	7.7	7.1

Avnet Applied Computing	1.7	—	—

Corporate	32.7	15.0	11.5

	$86.9	$73.0	$38.4

Depreciation & amortization expense:

Electronics Marketing	$27.1	$17.5	$17.8

Computer Marketing	7.2	6.7	5.6

Avnet Applied Computing	.1	—	—

Corporate	41.2	28.1	27.1

	$75.6	$52.3	$50.5

Sales, by geographic area, are as follows:

Americas	$6,678.1	$4,888.5	$4,748.0

EMEA (Europe, Middle East and Africa)	2,055.9	1,241.2	1,021.5

Asia/ Pacific	438.2	220.3	146.8

	$9,172.2	$6,350.0	$5,916.3

Assets, by geographic area, are as follows:

Americas	$3,796.9	$2,316.3	$2,121.8

EMEA (Europe, Middle East and Africa)	1,165.8	535.5	525.0

Asia/ Pacific	281.7	132.9	86.9

	$5,244.4	$2,984.7	$2,733.7

AVNET, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

14.  Non-recurring items:

  Reorganization charges:

      During the third quarter of fiscal 2000, the Company recorded $14,823,000 pre-tax and $8,877,000 after-tax ($0.10 per share on a diluted basis) of incremental special charges associated with: (a) the integration of Electronics B.V. and SEI Macro Group into Electronics Marketing (“EM”) EMEA ($10,120,000 pre-tax); (b) the integration of JBA Computer Solutions into Computer Marketing, North America ($3,146,000 pre-tax); and (c) costs related to the consolidation of EM’s European warehousing operations ($1,557,000 pre-tax). Approximately $13,327,000 of the pre-tax charge was included in operating expenses and $1,496,000 was included in cost of sales, which represented a non-cash write-down. These charges include severance, inventory reserves related to termination of product lines, write-downs associated with the disposal of fixed assets and other items. Of the special charges of $14,823,000 pre-tax, approximately $7,237,000 did not require an outflow of cash and $7,586,000 required the use of cash, $2,544,000 of which had been expended at June 30, 2000.

      During the second quarter of fiscal 2000, the Company recorded $28,030,000 pre-tax and $17,573,000 after-tax ($0.21 per share on a diluted basis) of incremental special charges associated with: (a) the integration of Marshall Industries into the Company ($18,413,000 pre-tax); (b) the reorganization of the Company’s Electronics Marketing Asian operations ($5,409,000 pre-tax); (c) costs related to the consolidation of the Company’s Electronics Marketing European warehousing operations ($1,509,000 pre-tax); and (d) costs incurred in connection with certain litigation brought by the Company ($2,699,000 pre-tax). Approximately $17,739,000 of the pre-tax charge was included in operating expenses and $10,291,000 was included in the cost of sales. The charges related to the integration of Marshall Industries and the reorganization of the Asian operations are comprised of severance, inventory reserves required related to supplier terminations, real property lease termination, employee and facility relocation costs, special incentive payments and other items. Of the special charges of $28,030,000 pre-tax, approximately $11,143,000 did not require an outflow of cash and $16,887,000 required the use of cash, $13,656,000 of which had been expended at June 30, 2000.

      During the first quarter of fiscal 2000, the Company recorded $6,111,000 pre-tax and $3,976,000 after-tax ($0.06 per share on a diluted basis) of incremental special charges associated with the reorganization of the Electronics Marketing European operations consisting primarily of costs related to the consolidation of warehousing operations. The entire $6,111,000 is included in operating expenses, most of which required an outflow of cash. These charges included severance, adjustments of the carrying value of fixed assets, real property lease terminations and other items. Substantially all of the cash associated with this item had been expended at June 30, 2000.

      The total amount of special charges recorded in fiscal 2000 amounted to $48,964,000 pre-tax ($37,177,000 included in operating expenses and $11,787,000 included in cost of sales), $30,426,000 after-tax and $0.37 per share on a diluted basis. Diluted earnings per share for 2000, both including and excluding special items, is greater by $0.06 than the sum of the applicable amounts for each of the four quarters due primarily to the effect on the weighted average number of shares outstanding of the issuance of shares in connection with the acquisitions of Marshall Industries and Eurotronics B.V. (SEI).

      During the first quarter of 1999, the Company recorded $26,519,000 pre-tax and $15,740,000 after-tax ($0.21 per share on a diluted basis) of incremental special charges associated principally with the reorganization of its EM EMEA (Europe, Middle East and Africa) operations. These charges include severance, real property lease termination costs, inventory reserves required related to supplier terminations and other items. Approximately $18,613,000 of the pre-tax charge, which required an outflow of cash, is included in operating expenses and $7,906,000, which represented a non-cash write-down, is included in cost of sales. Substantially all of the cash associated with this item had been expended at July 2, 1999.

AVNET, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

      During the fourth quarter of 1998, the Company recorded $35,400,000 pre-tax and $21,200,000 after-tax ($0.27 per share on a diluted basis), of incremental special charges associated principally with the reorganization of its EM Americas operation. Approximately $25,700,000 of the pre-tax charge is included in operating expenses and $9,700,000 is included in cost of sales. These charges include severance, real property lease termination costs, inventory reserves required related to supplier terminations, the write-down of goodwill and other items. The write-down of goodwill relates to a small underperforming operating unit. Of the special charges of $35,400,000 pre-tax, approximately $17,100,000 did not require an outflow of cash and $18,300,000 required the use of cash, all of which had been expended at July 2, 1999.

  Dispositions and other:

      In the fourth quarter of 1999, the Company recorded a gain on the sale of its Allied Electronics business in the amount of $252,279,000 pre-tax, offset somewhat by charges taken in connection with the intended disposition of the Avnet Setron catalog operation in Germany amounting to $42,732,000. Approximately $37,492,000 of the pre-tax charge, consisting principally of the write-off of goodwill, is included in operating expenses and $5,240,000 is included in cost of sales, while the pre-tax gain on Allied Electronics is shown separately on the income statement. The net effect of these items is to increase income before taxes, net income and diluted earnings per share by approximately $209,547,000, $79,709,000 and $1.13 per share for the fourth quarter, respectively.

      In the second quarter of 1998, the Company recorded a gain on the sale of Channel Master amounting to $33,795,000 pre-tax, offset somewhat in operating expenses by costs relating to the divestiture of Avnet Industrial, the closure of the Company’s corporate headquarters in Great Neck, New York, and the anticipated loss on the sale of Company-owned real estate, amounting to $13,300,000 in the aggregate. The effect of these items is to increase income before income taxes, net income and diluted earnings per share by approximately $20,500,000, $8,700,000 and $0.11 per share for the second quarter, respectively.

      In total, the non-recurring items recorded in 1999 as discussed above positively impacted income before taxes, net income and diluted earnings per share by $183,028,000, $63,969,000 and $0.89 per share, respectively. The net positive impact of the non-recurring items on diluted earnings per share for 1999 ($0.89) was $0.03 less than the sum of the applicable amounts for the fourth quarter and first quarter ($1.13 per share less $0.21 per share) due to the effect of the Company’s stock repurchase program on the weighted average number of shares outstanding and the amount of the non-recurring items.

      In total, the non-recurring items recorded in 1998 as discussed above negatively impacted income before income taxes, net income and diluted earnings per share by $14,905,000, $12,500,000 and $0.16 per share, respectively. The impact of the non-recurring items on diluted earnings per share for 1998 ($0.16) was $0.01 less than the sum of the applicable amounts for the second quarter and fourth quarter ($0.11 per share less $0.28 per share) due to the effect of the Company’s stock repurchase program on the weighted average number of shares outstanding and the amount of the non-recurring items.

AVNET, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

15.  Summary of quarterly results (unaudited):

	First		Second		Third		Fourth
	Quarter		Quarter		Quarter		Quarter		Year

	(Millions, except per share amounts)

2000

Sales	$1,654.3		$2,102.8		$2,686.2		$2,728.9		$9,172.2

Gross Profit	230.8	(a)	282.7	(b)	380.9	(c)	394.1		1,288.5	(a)(b)(c)

Pre-tax income	39.4	(a)	28.4	(b)	71.9	(c)	114.8		254.5	(a)(b)(c)

Net income	22.1	(a)	15.1	(b)	41.3	(c)	66.6		145.1	(a)(b)(c)

Diluted earnings per share	0.31	(a)	0.18	(b)	0.46	(c)	0.74		1.75	(a)(b)(c)(f)

1999

Sales	$1,581.6		$1,526.9		$1,599.2		$1,642.3		$6,350.0

Gross Profit	231.9	(d)	228.8		243.8		244.1	(e)	948.6	(d)(e)

Pre-tax income	28.7	(d)	45.9		45.1		255.6	(e)	375.3	(d)(e)

Net income	15.7	(d)	26.5		25.7		106.6	(e)	174.5	(d)(e)

Diluted earnings per share	0.21	(d)	0.37		0.36		1.51	(e)	2.43	(d)(e)(f)

(a)	Includes the impact of incremental special charges associated with the reorganization of the Electronics Marketing European operations amounting to $6.1 million pre-tax, $4.0 million after-tax and $0.06 per share on a diluted basis.

(b)	Includes the impact of incremental special charges associated with the integration of Marshall Industries, the reorganization of the Company’s Asian operations, costs related to the consolidation of the Company’s Electronics Marketing European Warehousing operations and costs incurred in connection with its lawsuit against Wyle Laboratories, Inc. amounting to $28.0 million pre-tax, $17.6 million after-tax and $0.21 per share on a diluted basis.

(c)	Includes the impact of incremental special charges associated with the integration of Eurotronics B.V. (SEI), the integration of the SEI Macro Group, the integration of JBA Computer Solutions and costs related to the consolidation of EM’s European Warehousing operations amounting to $14.8 million pre-tax, $8.9 million after-tax and $0.10 per share on a diluted basis.

(d)	Includes the impact of incremental special charges associated with the reorganization of the Company’s Electronics Marketing Group amounting to $26.5 million pre-tax, $15.7 million after-tax and $0.21 per share on a diluted basis.

(e)	Includes the net gain on exiting the printed catalog business consisting of the July 2, 1999 sale of Allied Electronics, offset somewhat by charges recorded in connection with the disposition of the Avnet Setron catalog operations in Germany. The net positive effect on fourth quarter 1999 pre-tax income, net income and diluted earnings per share was $209.5 million, $79.7 million and $1.13, respectively.

(f)	Diluted earnings per share for fiscal 2000 is greater by $0.06 and in fiscal 1999 is less by $0.02 than the sum of the applicable amounts for each of the quarters due to the impact on the weighted average number of shares outstanding of the issuance of shares in connection with the acquisitions of Marshall Industries and Eurotronics B.V. (SEI) in 2000 and the effect of the stock repurchase program in 1999.

AVNET, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

SCHEDULE II

AVNET, INC. AND SUBSIDIARIES

VALUATION AND QUALIFYING ACCOUNTS
Years Ended June 30, 2000, July 2, 1999 and June 26, 1998

Column A	Column B	Column C			Column D		Column E

		Additions

		(1)	(2)
	Balance at	Charged to	Charged to other
	beginning of	costs and	accounts-		Deductions-		Balance at end
Description	period	expenses	describe		describe		of period

	(Thousands)

2000

Allowance for doubtful accounts	$27,626	$17,854	$76	(a)	$11,219	(b)	$43,623
			9,286	(c)

Reorganization charges (Note 14)	3,321	48,964	—		19,124	(e)	8,273
					24,888	(f)

1999

Allowance for doubtful accounts	31,807	10,672	1,634	(a)	16,429	(b)	27,626
			731	(c)	789	(d)

Reorganization charges (Note 14)	8,800	26,519	—		7,906	(e)	3,321
					24,092	(f)

1998

Allowance for doubtful accounts	27,915	12,482	147	(a)	8,680	(b)	31,807
			748	(c)	805	(d)

Reorganization charges (Note 14)	—	35,400	—		17,100	(e)	8,800
					9,500	(f)

(a)	Recovery of amounts previously written off

(b)	Uncollectible accounts written off

(c)	Acquisitions

(d)	Dispositions

(e)	Non-cash write-downs

(f)	Cash payments

INDEX TO EXHIBITS

Exhibit
Number	Exhibit

2A.	Amended and Restated Agreement and Plan of Merger dated as of June 25, 1999, between the Company and Marshall Industries (incorporated herein by reference to Appendix A to Joint Proxy Statement/ Prospectus constituting Part I of the Company’s Registration Statement on Form S-4, Registration Number 333-86721).
2B.	Amended and Restated Agreement and Plan of Merger dated as of March 2, 2000, among the Company, Tactful Acquisition Corp and Savoir Technology Group, Inc. (incorporated herein by reference to Appendix A to the Proxy Statement/ Prospectus included in Amendment No. 1 to the Company’s Registration Statement on Form S-4, Registration Number 333-36970).
2C.	Share Purchase Agreement dated August 7, 2000 by and among VEBA Electronics GmbH, EBV Verwaltungs GmbH i.L., Viterra Grundstucke Verwaltungs GmbH, VEBA Electronics LLC, VEBA Electronics Beteiligungs GmbH, VEBA Electronics (UK) Plc, Raab Karcher Electronics Systems Plc, and E.ON Aktiengesellschaft and Arrow Electronics, Inc., Avnet, Inc. and Cherrybright Limited (incorporated herein by reference to the Company’s Current Report on Form 8-K dated September 22, 2000, Exhibit 2).*
3A.	Restated Certificate of Incorporation of the Company (incorporated herein by reference to the Company’s Current Report on Form 8-K dated May 6, 1999, Exhibit 3(i)(b)).
3B.	By-laws of the Company (incorporated herein by reference to the Company’s Current Report on Form 8-K dated February 12, 1996, Exhibit 3(ii)).
4.	Note: The total amount of securities authorized under any instrument which defines the rights of holders of Company’s long-term debt does not exceed 10% of the total assets of the Company and its subsidiaries on a consolidated basis. Therefore, none of such instruments are required to be filed as exhibits to this Report. The Company agrees to furnish copies of such instruments to the Commission upon request.
Executive Compensation Plans and Arrangements
10A.	Amendment dated September 20, 2000 to Employment Agreement dated September 25, 1997 between the Company and Roy Vallee (incorporated herein by reference to the Company’s Current Report on Form 8-K dated September 26, 2000, Exhibit 99).
10B.	Employment Agreement dated September 25, 1997 between the Company and Roy Vallee (incorporated herein by reference to the Company’s Current Report on Form 8-K dated September 25, 1997, Exhibit 99).
10C.	Employment Agreement dated June 28, 1997 between the Company and Steven C. Church (incorporated herein by reference to the Company’s Current Report on Form 8-K dated February 6, 1998, Exhibit 99.1).
10D.	Employment Agreement dated October 13, 1997 between the Company and Brian Hilton (incorporated herein by reference to the Company’s Current Report on Form 8-K dated February 6, 1998, Exhibit 99.2).
10E.	Employment Agreement dated June 29, 1998 between the Company and David R. Birk (incorporated herein by reference to the Company’s Current Report on Form 8-K dated September 18, 1998, Exhibit 99.3).
10F.	Employment Agreement dated June 29, 1998 between the Company and Raymond Sadowski (incorporated herein by reference to the Company’s Current Report on Form 8-K dated September 18, 1998, Exhibit 99.4).
---------------

* This Exhibit does not include the Exhibits and Schedules thereto as listed in its table of contents. The Company undertakes to furnish any such Exhibits and Schedules to the Securities and Exchange Commission upon its request.

Exhibit
Number	Exhibit

10G.	Employment Agreement dated July 6, 1998 between the Company and George Smith (incorporated herein by reference to the Company’s Current Report on Form 8-K dated September 28, 1999, Exhibit 99.)
10H.	Employment Agreement dated May 22, 2000 between the Company and Patrick Jewett (incorporated herein by reference to the Company’s current Report on Form 8-K dated July 11, 2000, Exhibit 99).
10I.	Avnet 1984 Stock Option Plan (incorporated herein by reference to the Company’s Registration Statement on Form S-8, Registration No. 2-96800, Exhibit 4-B).
10J.	Avnet 1988 Stock Option Plan (incorporated herein by reference to the Company’s Registration Statement on Form S-8, Registration No. 33-29475, Exhibit 4-B).
10K.	Avnet 1990 Stock Option Plan (incorporated herein by reference to the Company’s Annual Report on Form 10-K for the fiscal year ended June 30, 1992, Exhibit 10E).
10L.	Avnet 1995 Stock Option Plan (incorporated herein by reference to the Company’s Current Report on Form 8-K dated February 12, 1996, Exhibit 10).
10M.	Avnet 1996 Incentive Stock Option Plan (incorporated herein by reference to the Company’s Registration Statement on Form S-8, Registration No. 333-17271, Exhibit 99).
10N.	Amended and Restated Avnet 1997 Stock Option Plan (incorporated herein by reference to the Company’s Current Report on Form 8-K dated May 6, 1999, Exhibit 10).
10O.	Avnet 1999 Stock Option Plan (incorporated herein by reference to the Company’s Current Report on Form 8-K dated September 26, 2000, Exhibit 10).
10P.	1994 Avnet Incentive Stock Program (incorporated herein by reference to the Company’s Registration Statement on Form S-8, Registration No. 333-00129, Exhibit 99).
10Q.	Stock Bonus Plan for Outside Directors (incorporated herein by reference to the Company’s Current Report on Form 8-K dated September 23, 1997, Exhibit 99.2).
10R.	Retirement Plan for Outside Directors of Avnet, Inc., effective July 1, 1993 (incorporated herein by reference to the Company’s Annual Report on Form 10-K for the fiscal year ended June 30, 1992, Exhibit 10I).
10S.	Avnet, Inc. Deferred Compensation Plan for Outside Directors (incorporated herein by reference to the Company’s Current Report on Form 8-K dated September 23, 1997, Exhibit 99.1).
21.*	List of subsidiaries of the Company.
23.*	Consent of Arthur Andersen LLP.
24.	Powers of Attorney (incorporated herein by reference to the Company’s Current Report on Form 8-K dated September 26, 2000).
27.*	Financial Data Schedule (electronic filing only).
---------------

*	Filed herewith