Form 10-K/A
period 2000-06-30
AVNET INC
filed 2000-10-13
CIK 8858

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K/A

Amendment No. 1

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

      This annual report on Form 10-K is being amended and restated to make typographical corrections and other immaterial changes.

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

      On January 3, 2000, Avnet completed its acquisition of the SEI Macro Group, an electronic components distributor headquartered in the United Kingdom, and Eurotronics B.V. (which did business under the name SEI), a pan-European electronic components distributor headquartered in the Netherlands. The combined annual sales of Eurotronics B.V. (SEI) and the SEI Macro Group were approximately $750 million in their fiscal years prior to acquisition.

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

      As part of the Company’s overall reorganization effective at the beginning of 1999, the Company reorganized its EM Americas business unit. EM Americas was reorganized in order to provide more value to its customers and suppliers through increased product specialization and to provide focused services to its customers through a single account manager. Immediately prior to the reorganization, EM Americas consisted primarily of four business units — Hamilton Hallmark, Time Electronics, Penstock and Allied Electronics (as stated above, Allied was sold in July 1999).

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

      In addition, the EM Americas organization has created product business groups (“PBGs”) which specialize in the various product categories that the Company sells as opposed to being organized along individual supplier lines. There are currently three PBGs which are responsible for purchasing, inventory management, supplier relationships and product marketing. The PBGs are as follows: (1) Semiconductor; (2) Interconnect, Passive and Electromechanical; and (3) Radio Frequency and Microwave. EM has reorganized its EMEA and Asia/ Pacific operations along similar lines to more effectively position itself as a true global distributor.

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

      EM Asia is a value-added distributor of electronic components and services in 10 Asian countries and Australia and New Zealand. All the EM Asia operations have complete access to the products and services provided by the Avnet global brands. In July 1999, following the successful implementation of its SAP computer system, the companies comprising EM Asia began operating as an integrated business unit headed by Avnet Asia Pte Ltd., with its regional headquarters and centralized warehouse in Singapore. In December 1999, Avnet acquired the businesses of the Korean-based Cosco Electronics/ Jung Kwang electronics component distribution companies.

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

      Avnet Computer sells industry leading high-end systems, mid-range servers, workstations, PCs, software, storage, networking, peripherals and services to end user customers. Avnet Computer is a technology solutions integrator, providing hardware, software, and services for corporate-wide infrastructure needs. Avnet Computer leverages its array of financial, acquisition and technical services to bring value to businesses intent on managing their total cost of technology infrastructure — from the data center, through the network, to the desktop.

      Convergent Technologies is a distributor of point-of-sale systems including bar-code scanning, automatic identification systems and wireless computing technologies integrated with local area networks. It markets to North American value added resellers.

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

Locations and Major Products

      One of Avnet’s critical strengths is the breadth and quality of the suppliers whose products it distributes. Listed below are the major product categories and the approximate sales in fiscal 2000, the percentage of the Company’s consolidated sales and the major suppliers in each category:

•	Semiconductors: Sales of semiconductors in 2000 were approximately $5.83 billion, or 64% of consolidated sales. The Company’s major suppliers of semiconductors are Advanced Micro Devices, Agilent Technologies, Analog Devices, Hitachi, Integrated Device Technology, Intel, Intersil, LSI Logic, Micron Semiconductors, Motorola, National Semiconductor, ON Semiconductor, Philips, Texas Instruments and Xilinx.

•	Computer Products: Sales of computer products in 2000 from all of the Company’s business units were approximately $2.10 billion, or 23% of consolidated sales. The Company’s major suppliers of computer products are Cabletron, Compaq Computer Corporation, Computer Associates, Hewlett-Packard, IBM, Intel, Oracle, and Wyse Technology.

•	Connectors: Sales of connector products in 2000 were approximately $0.63 billion, or 7% of consolidated sales. The Company’s major suppliers of connectors are AMP, Amphenol, AVX, ITT Cannon, Molex, T&B and 3M.

•	Passives, Electromechanical and Other: Sales of passives, electromechanical and other products in 2000 were approximately $0.61 billion, or 6% of consolidated sales. The Company’s major suppliers of these products are Aromat, Artesyn Technologies, AVX, Bourns, ITT/C&K, Kemet, Murata, Pulse and Vishay.

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

      Effective as of the beginning of 1999, Avnet changed its organizational structure to strengthen its focus on its core businesses and thereby better meet the needs of both its customers and its suppliers. This change involved dividing the former Electronic Marketing Group into its two major lines of business: the distribution of electronic components and the distribution of computer products. This change resulted in the creation of two operating groups, Electronics Marketing (“EM”) and Computer Marketing (“CM”). EM focuses on the global distribution of and value-added services associated with electronic components. CM focuses on middle-to high-end value-added computer products distribution and related services. In addition, the Company has a third operating group — Avnet Applied Computing (“AAC”) — which began operating in the Americas effective as of the beginning of the second quarter of 2000 and in Europe effective as of the beginning of the third quarter of 2000. AAC, which was created by combining certain segments from EM’s and CM’s operations, provides leading-edge technologies such as microprocessors to system integrators and manufacturers of general purpose computers, and provides design, integration, marketing and financial services to developers of application-specific computer solutions. AAC-type activities in Asia are still included as part of EM. It is expected that these operations will be included as part of AAC as of the beginning of 2001. References below under “Results of Operations” to “EM”, “CM” and “AAC” are to the new group structure. The results for AAC in the Americas and Europe prior to the beginning of the second and third quarters of 2000, respectively, are included in EM and CM as the results of the operating groups have not been restated. Therefore, the group information supplied below for 2000 is not comparable to the information for prior periods.

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

      On August 31, 2000, the Company’s Board of Directors declared a two-for-one stock split to be effected in the form of a stock dividend (the “Stock Split”). The additional common stock will be distributed on September 28, 2000 to shareholders of record on September 18, 2000. All references in this MD&A, and elsewhere in this Report, to the number of shares, per share amounts and market prices of the Company’s common stock have been restated to reflect the stock split and the resulting increased number of shares outstanding.

Results of Operations

  Sales

      Consolidated sales were a record $9.172 billion in 2000, up 44% as compared with sales of $6.350 billion in 1999. A significant portion of the increase in sales was due to the acquisitions in 2000 of Marshall Industries, Eurotronics B.V. (SEI) and the SEI Macro Group. EM’s sales, which represent 72.4% of consolidated sales, were a record $6.638 billion in 2000, up 38% as compared with sales of $4.795 billion in 1999. This increase in sales was due primarily to the impact of acquisitions and the strengthening of business conditions in the electronics component distribution market. As far as EM’s sales by region are concerned,

EM Americas sales in 2000 of $4.694 billion were up 36% as compared with the prior year, while EM EMEA’s 2000 sales were up over 37% and EM Asia’s sales were up approximately 82% as compared with 1999. CM’s sales, which represented 20.3% of consolidated sales, were $1.864 billion in 2000, up almost 20% as compared with 1999 sales of $1.555 billion. Avnet’s newly formed group, AAC, recorded sales of $670 million in 2000, or 7.3% of consolidated sales. In addition, EM’s and CM’s sales for 2000 as indicated above include $368 million of AAC sales recorded prior to the period when AAC was separated into a separate group, making AAC’s global sales approximately $1.038 billion on a pro forma basis for 2000.

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

      During 2000, the Company recorded $49.0 million pre-tax ($37.2 million included in operating expenses and $11.8 million included in cost of sales), $30.4 million after-tax and $0.37 per share on a diluted basis of incremental special charges associated with (1) the integration of acquired businesses into the Company as described below ($31.7 million), (2) the reorganization of EM’s European operations ($9.2 million), consisting primarily of costs related to the centralization of warehousing operations, (3) the reorganization of EM Asian operations ($5.4 million) and (4) costs incurred in the second quarter in connection with its lawsuit against Wyle Laboratories, Inc. and certain individuals ($2.7 million). Of the $49.0 million pre-tax charge, $29.9 million requires the use of cash ($21.6 million of which had been expended at June 30, 2000) and $19.1 million represents a non-cash charge. The balance of cash to be expended is expected to be paid by the end of 2001 except for amounts related to long-term real property lease obligations.

      The charges in 2000 associated with the integration of acquired businesses included the integration of Marshall Industries into the Company’s North American EM and AAC operations ($18.4 million), the integration of JBA Computer Solutions into CM North America ($3.2 million) and the integration of Eurotronics B.V. (SEI) and the SEI Macro Group into EM EMEA ($10.1 million). The charges related to the integration of acquired businesses and the reorganization of EM Asia are comprised of severance, inventory reserves required related to supplier terminations, real property lease terminations, employee and facility relocation costs, write-downs associated with the disposal of fixed assets, special incentive payments and other items.

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

      During 1999, the Company recorded special items which positively impacted income before income taxes, net income and diluted earnings per share by $183.0 million, $64.0 million and $0.89, respectively. These special items consisted of the gain on the sale of the Company’s former Allied Electronics subsidiary ($252.3 million) on July 2, 1999, the last day of fiscal 1999, offset somewhat by charges recorded in connection with the disposition of the Avnet Setron catalog operation in Germany ($42.8 million) and the reorganization of EM ($26.5 million). Most of the charges related to the disposition of Avnet Setron involved the non-cash write-off of goodwill and the write-down of inventory on product lines not typically sold by EM’s core businesses. The Company sold Avnet Setron in February 2000 for an amount approximately equal to its written down value.

      The 1999 charges related to the reorganization of EM are associated principally with EM’s European operations and included severance, inventory reserves required related to supplier terminations and other items. The charge related to the reorganization of EM also included some incremental costs associated with the completion of the reorganization of EM Americas, most of the cost for which were recorded in the fourth quarter of 1998. These costs included primarily employee relocation and special incentive payments as well as some additional severance costs.

      Of the $183.0 million pre-tax gain related to the special items recorded in 1999, charges of $56.1 million are included in operating expenses ($21.8 million requires the use of cash) and $13.1 million are included in the cost of sales (all of which represented a non-cash charge), and the $252.3 million pre-tax gain on the sale of Allied Electronics is shown separately in the Company’s Consolidated Statement of Income. The unusually large impact on taxes was a result of the elimination of goodwill attributable to the Allied and Setron businesses for which no tax benefit is available. At June 30, 2000, the only cash remaining to be expended in connection with the 1999 special charges were amounts associated with long-term real property lease terminations and contractual commitments, the amounts of which are not material.

      During 1998, the Company recorded special items which negatively impacted income before income taxes, net income and diluted earnings per share by $14.9 million, $12.5 million and $0.16, respectively. The special items consisted of incremental charges associated with the reorganization of EM Americas ($35.4 million) and the costs related to the divestiture of Avnet Industrial, the closure of the Company’s former corporate headquarters in Great Neck, New York and the write-down of Company-owned real estate ($13.3 million). These charges were offset somewhat by the $33.8 million pre-tax gain on the sale of the Company’s former Channel Master business. The charges recorded in connection with the reorganization of EM Americas included severance, real property lease termination costs, inventory reserves required related to supplier terminations, the write-down of goodwill and other items. The write-down of goodwill related to a small underperforming operating unit, the ultimate disposition of which will not have a material impact on the Company’s future results of operations.

      Of the $14.9 million net pre-tax charge related to the special items in 1998, $39.0 million was included in operating expenses ($21.9 million requires the use of cash) and $9.7 million was included in cost of sales (all of which represented a non-cash charge), and the $33.8 million pre-tax gain on the sale of Channel Master is shown separately in the Consolidated Statement of Income. At June 30, 2000, the only cash remaining to be expended in connection with the 1998 special charges were amounts associated with long-term real property lease terminations and contractual commitments, the amounts of which are not material.

  Operating Income

      Consolidated gross profit margins (before special charges) were 14.2% in 2000 as compared with 15.1% and 16.7% in 1999 and 1998, respectively. This downward trend is due primarily to the competitive environment in the electronic distribution marketplace as a result of the global industry cyclical downtrend as well as the effect of increased sales of computer products (including microprocessors, DRAMS, disk drives, etc.), which have lower gross profit margins than other products in the Company’s product lines. After reaching a low point of approximately 13.9% in the first and second quarters of 2000, consolidated gross profit margins began increasing and reached 14.4% in the fourth quarter of 2000 evidencing that the electronics distribution industry has begun to rebound from the longest cyclical downtrend in its history. Although operating expenses (before special charges) in absolute dollars were sequentially higher during the last three years, they fell to a record low of 10.0% as a percentage of sales during 2000 as compared with 11.3% in both 1999 and 1998. Comparative operating expenses in 1999 versus 1998 were negatively impacted by approximately $10.5 million of incremental costs associated with the Company’s year 2000 remediation program (see below), the extra week of expenses due to the Company’s “52/53 week” fiscal calendar and by normal operating expenses incurred by newly acquired businesses. As noted above, the Company’s operating expenses as a percentage of sales for the entire 2000 year reached a record low of 10.0% in 2000 due in part to the Company’s highly successful integration of Marshall Industries into its EM Americas’ operations. The impact of the synergy benefits was more evident in the fourth quarter of 2000 as operating expenses as a percentage of sales fell to record low of 9.2% in that quarter. The combination of improving industry conditions and the synergy benefits derived from recent acquisitions resulted in a fourth quarter 2000 operating income margin of 5.2%, the first time operating income margins have exceeded 5.0% since the third quarter of 1998. Operating income (before special charges) of $383.0 million in 2000 represented 4.2% of sales, as compared with $242.5 million, or 3.8% of sales, in 1999 and $319.9 million, or 5.4% of sales, in 1998.

  Interest Expense and Net Income

      Interest expense was $84.3 million in 2000 as compared with $52.1 million and $40.0 million in 1999 and 1998, respectively. The significant increase in interest expense during the last few years was due primarily to increased borrowings to fund the Company’s acquisition program, its stock repurchase program and the additional working capital requirements to support the growth in business. Interest expense in 2000 was also impacted by increased interest rates as a result of the Federal Reserve’s actions to increase short-term rates and the Company’s decision to issue in February 2000 $360.0 million of 7 7/8% Notes due 2005.

      As a result of the factors described above, consolidated net income excluding all special items in 2000 was $175.5 million, or $2.11 per share on a diluted basis, as compared with $110.5 million, or $1.54 per share on a diluted basis, in 1999 and $163.9 million, or $2.06 per share on a diluted basis, in 1998. Including the special items referred to above, net income in 2000 was $145.1 million, or $1.75 per share on a diluted basis, as compared with net income of $174.5 million, or $2.43 per share on a diluted basis, in 1999 and $151.4 million, or $1.90 per share on a diluted basis, in 1998. Net income before special items as a percentage of sales was 1.9% in 2000 as compared with 1.7% and 2.8% in 1999 and 1998, respectively.

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

Liquidity and Capital Resources

      Over the last three years, cash generated from income before depreciation, amortization, the pre-tax gain on the dispositions of Allied Electronics and Channel Master, and other non-cash items amounted to $482.5 million. During that period, $900.4 million was used for working capital (excluding cash) needs resulting in $417.9 million of net cash flows used for operations. In addition, $241.9 million, net, was needed for other normal business operations including purchases of property, plant and equipment ($198.4 million) and dividends ($69.5 million), offset by cash generated from other items ($26.0 million). This resulted in $659.8 million being used for normal business operations. During that three-year period, the Company also used

$598.8 million, net, for the repurchase of its common stock ($378.4 million) and the net cash used for acquisitions of operations in excess of the cash provided from dispositions ($220.7 million), offset somewhat by cash generated from other debt ($0.3 million). This overall use of cash of $1.258 billion was financed by the $1.366 billion raised from the issuance of commercial paper, the issuance in February 2000 of the 7 7/8% Notes due 2005, the issuance in August 1999 of the 6.45% Notes due 2003 and an increase in bank debt, offset by a $107.9 million addition to cash and cash equivalents.

      In 2000, the Company generated $263.3 million from income before depreciation, amortization and other non-cash items, and used $759.2 million for working capital (excluding cash) needs, resulting in $495.9 million of net cash flows being used for operating activities. In addition, the Company used $81.7 million for other normal business operations including purchases of property, plant and equipment ($86.9 million) and dividends ($18.2 million), offset by cash generated from other items ($23.4 million). This resulted in $577.6 million being used for normal business operations. The Company also used $646.3 million for acquisitions and the payment of other debt. This overall use of cash of $1.224 billion was financed by a $1.079 billion increase in bank debt, commercial paper and the issuance of the 7 7/8% Notes due February 15, 2005, and a $145.0 million decrease in cash and cash equivalents.

      In 1999, the Company generated $9.8 million from income before depreciation, amortization, the pre-tax gain on the sale of Allied Electronics and other non-cash items, and generated $62.2 million by reducing working capital (excluding cash), resulting in $72.0 million of net cash flows provided from operations. In addition, the Company used $99.5 million for other normal business operations including purchases of property, plant and equipment ($73.0 million) and dividends ($26.8 million), offset by cash generated from other immaterial items ($0.3 million). This resulted in $27.5 million being used for normal business operations. The Company also used $70.1 million to repurchase its common stock and generated $338.4 million from its disposition of Allied Electronics, net of cash used for acquisitions, and the issuance of other debt. Of this overall generation of cash of $240.8 million, $11.4 million was used to reduce debt and $229.4 million was added to cash and cash equivalents.

      The Company’s quick assets at June 30, 2000 totaled $1.918 billion as compared with $1.273 billion at July 2 1999. At June 30, 2000, quick assets exceeded the Company’s current liabilities by $14.2 million as compared with $476.8 million excess at the end of 1999. Working capital at June 30, 2000 was $1.969 billion as compared with $1.517 billion at July 2, 1999. At June 30, 2000 to support each dollar of current liabilities, the Company had $1.01 of quick assets and $1.03 of other current assets, for a total of $2.04 as compared with $2.91 at the end of the prior fiscal year. However, the above balance sheet amounts at July 2, 1999 were significantly impacted by the $377.0 million of cash received on that day in connection with the sale of Allied Electronics. On July 2, 1999, cash and cash equivalents included $240.1 million of before-tax proceeds from the sale of Allied Electronics with the balance of the cash received at closing having been used to reduce commercial paper outstanding. In addition, current liabilities at July 2, 1999 included approximately $134.7 million of accrued income taxes payable as a result of the gain on the sale of Allied Electronics. As indicated below, during 2000 the Company entered into a $500.0 million syndicated credit facility, which at June 30, 2000 was used to back-up a portion of its outstanding commercial paper. This short-term borrowing was the principal reason for the decline in the working capital ratio and the decrease in the quick ratio indicated above. These borrowings also contributed to an increase in the Company’s debt to capital ratio at June 30, 2000. The Company is evaluating its capital structure and may, if deemed appropriate, issue equity or equity-linked securities.

      In order to partially finance the cash component of the acquisition of Marshall Industries as described below and to provide additional working capital capacity, the Company entered into a $500.0 million 364-day credit facility in October 1999 with a syndicate of banks led by Bank of America. The Company may select from various interest rate options and maturities under this facility, although the Company intends to utilize the facility primarily as a back-up for its commercial paper program pursuant to which the Company is authorized to issue short-term notes for current operational business requirements. The credit agreement contains various covenants, none of which management believes materially limit the Company’s financial flexibility to pursue its intended business strategy.

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

      On October 14, 1999, the Company acquired 94% of the SEI Macro Group, an electronics components distributor headquartered in the United Kingdom, and during the second quarter of fiscal 2000 acquired 16% of Eurotronics B.V. (which did business under the name SEI), a pan-European electronics components distributor headquartered in the Netherlands. On January 3, 2000, the Company completed its acquisition of the SEI Macro Group and Eurotronics B.V. (SEI). The combined annual sales of Eurotronics and the SEI Macro Group were approximately $750 million.

      The Company also continues to expand its CM operations through acquisitions of businesses. In November 1999, the Company completed the acquisition of PCD Italia S.r.l. and Matica S.p.A. Milan, both value-added technical distributors of enterprise computing systems based in Milan, Italy, and in July, 1999, completed the acquisition of Integrand Solutions, the largest computer solutions integrator in Australia. In addition, on July 3, 2000 the Company acquired the Savoir Technology Group, Inc., the leading distributor of IBM mid-range server products in the Americas. In the merger, holders of Savoir common stock received 0.11452 of a share of Avnet common stock for each share of Savoir common stock, and cash in lieu of fractional Avnet shares. The exchange ratio, as well as the price paid for fractional shares, was based upon an Avnet stock price capped at $68.5472. Holders of Savoir series A preferred received 0.16098 of a share of Avnet common stock for each share they held and cash in lieu of fractional Avnet shares. The total cost of the acquisition of Savoir including estimated expenses was approximately $144.6 million, consisting of the cost for the Savoir shares of $110.8 million in Avnet stock and $0.8 million in Avnet stock options (net of related tax benefits of $0.5 million) as well as $0.8 million for direct transaction expenses and $32.2 million for the refinancing of Savoir net debt. The above dollar value of Avnet stock reflects the issuance of 1,868,477 shares (or 3,736,954 shares as adjusted to reflect the two-for-one stock split to be distributed on September 28, 2000) of Avnet stock valued at an assumed price of $59.32 based on the average closing price of Avnet common stock for a period commencing two trading days before and ending one trading day after June 30, 2000. The acquisition will be accounted for as a purchase.

      On August 7, 2000, a consortium consisting of the Company, Schroder Ventures and another distributor entered into a share purchase agreement to purchase the VEBA Electronics Group from Germany-based E.On AG for approximately $2.35 billion in cash, including the assumption of debt. Under the terms of the agreement, the Company will acquire (a) the Germany-headquarted EBV Group, consisting of EBV Electronik and WBC, both pan-European semiconductor distributors, and Atlas Services Europe, a logistics provider for EBV and WBC; and (b) the Germany-based RKE Systems, a computer products and services distributor, for approximately $740.0 million, including the assumption of debt and subject to closing adjustments. As part of the agreement among the consortium members, Avnet will loan $50.0 million to Schroder Ventures, or one of its affiliated companies, to enable Schroder Ventures to close the transaction. The Company intends to finance the transaction through the issuance of a combination of short-term and long-term debt; however as stated above, the Company is evaluating its capital structure and may, if deemed appropriate, issue equity or equity-linked securities. The Company expects to complete this acquisition during the quarter ended December 29, 2000, provided the necessary regulatory approvals are obtained.

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

Compensation of Avnet Management

      The following table sets forth information concerning the total compensation during Avnet’s last three fiscal years of its Chief Executive Officer and its four other executive officers who had the highest individual aggregates of salary and bonus during Avnet’s fiscal year ended June 30, 2000 (the “Named Executive Officers”) :

SUMMARY COMPENSATION TABLE

				Long-Term
				Compensation Awards

		Annual Compensation		Restricted	Securities
	Fiscal			Stock	Underlying	All Other
Name and Principal Position	Year	Salary	Bonus	Awards(1)	Options (#)(2)	Compensation(3)

Roy Vallee	2000	$750,000	$515,000	$128,250	300,000	$2,087
Chairman of the Board and	1999	750,000	182,000	99,325	500,000	1,429
Chief Executive Officer	1998	600,000	648,000	166,044	200,000	1,256

David Birk	2000	375,000	141,463	25,650	27,000	1,185
Senior Vice President	1999	350,000	28,157	21,750	60,000	820
	1998	350,000	—	36,314	30,000	723

Steven Church	2000	500,000	568,987	47,025	45,000	2,184
Senior Vice President	1999	440,000	259,503	43,500	100,000	1,200
	1998	400,000	291,129	82,647	40,000	1,104

Anthony DeLuca	2000	400,000	260,460	35,397	27,000	1,326
Senior Vice President	1999	360,000	125,077	30,015	60,000	918
	1998	335,000	143,162	50,089	30,000	837

Brian Hilton	2000	400,000	346,801	34,200	45,000	2,475
Senior Vice President	1999	350,000	190,000	14,500	100,000	1,659
	1998	237,500	106,731	—	60,000	747

(1)	The dollar values of the restricted stock awards shown in this table are based on the closing price of a share of Common Stock on the date on which the restricted stock awards were made. The number of shares of restricted stock awarded to each Named Executive Officer during fiscal year 2000 was as follows: Mr. Vallee — 6,000 shares; Mr. Birk — 1,200 shares; Mr. Church — 2,200 shares; Mr. DeLuca — 1,656 shares; and Mr. Hilton — 1,600 shares. These restricted shares vested and will vest in four equal installments in January 2000, 2001, 2002 and 2003. A holder of undelivered restricted stock awards is not entitled to receive dividends paid on, or to any other rights of a shareholder with respect to, the Common Stock underlying such awards. The aggregate number of shares of allocated but undelivered restricted stock at Avnet’s 2000 fiscal year-end (June 30, 2000) and the value of such shares (based on the closing price of a share of Common Stock on that date) are as follows: Mr. Vallee — 8,566 shares ($253,768); Mr. Birk — 1,790 shares ($53,029); Mr. Church — 3,510 shares ($103,984); Mr. DeLuca — 2,470 shares ($73,174); and Mr. Hilton — 1,600 shares ($47,400).

(2)	The number of securities underlying options and the number of restricted shares reported in the table and footnote (1) above take into consideration the Stock Split.

(3)	Consists of imputed income related to life insurance benefits provided by Avnet to the Named Executive Officers under the executive life insurance program described on page 26.

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

See notes to consolidated financial statements

      The share information indicated above for June 30, 2000 only has been adjusted to take into account a two-for-one split of the Company’s common stock approved by the Board of Directors on August 31, 2000. These shares are to be distributed on September 28, 2000 to shareholders of record on September 18, 2000 (See Note 1).

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

      In December 1999, the Securities and Exchange Commission (“SEC”) issued Staff Accounting Bulletin No. 101 (“SAB 101”), “Revenue Recognition,” which provides guidance on the recognition, presentation and disclosure of revenue in financial statements filed with the SEC. In June 2000, the SEC issued Staff Accounting Bulletin 101B (“SAB 101B”), which extends the effective date of SAB 101 to the Company’s fourth quarter of fiscal 2001. Although the Company has not fully assessed the implications of SAB 101, management does not believe the adoption of the statement will have a significant impact on the Company’s consolidated financial position, results of operations or cash flows.

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

AVNET, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

      Subsequent to the end of 2000, on July 3, 2000, the Company completed the acquisition of the Savoir Technology Group, Inc., the leading distributor of IBM mid-range server products in the Americas, by issuing approximately 1,868,000 shares (or 3,736,000 shares as adjusted to reflect the two-for-one stock split to be distributed on September 28, 2000) of Avnet common stock. Savoir Technology Group, Inc. reported 1999 revenues of $767,000,000. The Company has also entered into an agreement to purchase part of the VEBA Electronics Group from Germany-based E.On AG (formerly VEBA AG) for a cash purchase price of approximately $740,000,000, including the assumption of debt. Under the terms of the agreement, the Company will acquire (a) the Munich, Germany-headquartered EBV Group, comprised of EBV Elektronik and WBC, both pan-European semiconductor distributors, and Atlas Services Europe, logistics provider for EBV and WBC; and (b) the Nettetal, Germany-based RKE Systems, a computer products and services distributor. The combined companies being acquired from E.On AG reported calendar 1999 sales of approximately $1,800,000,000, (using average exchange rates for calendar 1999).

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

      In February 2000, the Company raised $360,000,000 (before deducting underwriting expenses and other costs) in the public market by issuing the 7 7/8% Notes due February 2005.

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

      The net cash disbursed in each of the three years in connection with acquisitions (See Note 2), as well as the net cash collected in those years from dispositions, are reflected as cash flows from “(acquisition) disposition of operations, net”.

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

14.  Non-recurring items:

  Reorganization and integration charges:

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

AVNET, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

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

      During the fourth quarter of 1998, the Company recorded $35,400,000 pre-tax and $21,200,000 after-tax ($0.27 per share on a diluted basis) of incremental special charges associated principally with the reorganization of its EM Americas operation. Approximately $25,700,000 of the pre-tax charge is included in operating expenses and $9,700,000 is included in cost of sales. These charges include severance, real property lease termination costs, inventory reserves required related to supplier terminations, the write-down of goodwill and other items. The write-down of goodwill relates to a small underperforming operating unit. Of the special charges of $35,400,000 pre-tax, approximately $17,100,000 did not require an outflow of cash and $18,300,000 required the use of cash, all of which had been expended at July 2, 1999.

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

AVNET, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

expenses and $5,240,000 is included in cost of sales, while the pre-tax gain on Allied Electronics is shown separately on the income statement. The net effect of these items is to increase income before taxes, net income and diluted earnings per share by approximately $209,547,000, $79,709,000 and $1.13 per share for the fourth quarter, respectively.

      In the second quarter of 1998, the Company recorded a gain on the sale of Channel Master amounting to $33,795,000 pre-tax, offset somewhat in operating expenses by costs relating to the divestiture of Avnet Industrial, the closure of the Company’s corporate headquarters in Great Neck, New York, and the anticipated loss on the sale of Company-owned real estate, amounting to $13,300,000 in the aggregate. The effect of these items is to increase income before income taxes, net income and diluted earnings per share by approximately $20,495,000, $8,700,000 and $0.11 per share for the second quarter, respectively.

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

AVNET, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

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

Exhibit
Number	Exhibit

10G.	Employment Agreement dated July 6, 1998 between the Company and George Smith (incorporated herein by reference to the Company’s Current Report on Form 8-K dated September 28, 1999, Exhibit 99.)
10H.	Employment Agreement dated May 22, 2000 between the Company and Patrick Jewett (incorporated herein by reference to the Company’s current Report on Form 8-K dated July 11, 2000, Exhibit 99).
10I.	Avnet 1984 Stock Option Plan (incorporated herein by reference to the Company’s Registration Statement on Form S-8, Registration No. 2-96800, Exhibit 4-B).
10J.	Avnet 1988 Stock Option Plan (incorporated herein by reference to the Company’s Registration Statement on Form S-8, Registration No. 33-29475, Exhibit 4-B).
10K.	Avnet 1990 Stock Option Plan (incorporated herein by reference to the Company’s Annual Report on Form 10-K for the fiscal year ended June 30, 1992, Exhibit 10E).
10L.	Avnet 1995 Stock Option Plan (incorporated herein by reference to the Company’s Current Report on Form 8-K dated February 12, 1996, Exhibit 10).
10M.	Avnet 1996 Incentive Stock Option Plan (incorporated herein by reference to the Company’s Registration Statement on Form S-8, Registration No. 333-17271, Exhibit 99).
10N.	Amended and Restated Avnet 1997 Stock Option Plan (incorporated herein by reference to the Company’s Current Report on Form 8-K dated May 6, 1999, Exhibit 10).
10O.	Avnet 1999 Stock Option Plan (incorporated herein by reference to the Company’s Current Report on Form 8-K dated September 26, 2000, Exhibit 10).
10P.	1994 Avnet Incentive Stock Program (incorporated herein by reference to the Company’s Registration Statement on Form S-8, Registration No. 333-00129, Exhibit 99).
10Q.	Stock Bonus Plan for Outside Directors (incorporated herein by reference to the Company’s Current Report on Form 8-K dated September 23, 1997, Exhibit 99.2).
10R.	Retirement Plan for Outside Directors of Avnet, Inc., effective July 1, 1993 (incorporated herein by reference to the Company’s Annual Report on Form 10-K for the fiscal year ended June 30, 1992, Exhibit 10I).
10S.	Avnet, Inc. Deferred Compensation Plan for Outside Directors (incorporated herein by reference to the Company’s Current Report on Form 8-K dated September 23, 1997, Exhibit 99.1).
21.*	List of subsidiaries of the Company.
23.*	Consent of Arthur Andersen LLP.
24.	Powers of Attorney (incorporated herein by reference to the Company’s Current Report on Form 8-K dated September 26, 2000).
27.*	Financial Data Schedule (electronic filing only).

*	Filed herewith