Form 10-Q
period 2000-09-29
AVNET INC
filed 2000-11-13
CIK 8858

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE

SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 29, 2000

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

Yes  [X]  No  [   ]

      The total number of shares outstanding of the registrant’s Common Stock (net of treasury shares) as of October 27, 2000 — 92,242,436 shares.

AVNET, INC. AND SUBSIDIARIES

INDEX

			Page No.

Forward-Looking Statements			3
Part I.	Financial Information
	Item 1.	Financial Statements

		Consolidated Balance Sheets September 29, 2000 and June 30, 2000	4

		Consolidated Statements of Income — First Quarters Ended September 29, 2000 and October 1, 1999	5

		Consolidated Statements of Cash Flows — First Quarters Ended September 29, 2000 and October 1, 1999	6

		Notes to Consolidated Financial Statements	7-9

	Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	10-14

	Item 3.	Quantitative and Qualitative Disclosures About Market Risk	14
Part II.	Other Information:

	Item 6.	Exhibits and Reports on Form 8-K	15-16

Signature Page			17

FORWARD-LOOKING STATEMENTS

      This report contains forward-looking statements with respect to the financial condition, results of operations and business of Avnet, Inc. (“Avnet” or the “Company”). You can find many of these statements by looking for words like “believes,” “expects,” “anticipates,” “estimates” or similar expressions in this report or in documents incorporated by reference in this report.

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

PART I

FINANCIAL INFORMATION

Item 1.  Financial Statements

AVNET, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS
(Dollars in thousands, except share amounts)

	September 29,	June 30,
	2000	2000

	(unaudited)	(audited)

Assets:

Current assets:

Cash and cash equivalents	$63,542	$167,192

Receivables, less allowances of $46,524 and $43,623, respectively	2,024,892	1,750,827

Inventories (Note 3)	2,062,628	1,887,280

Other	75,500	67,956

Total current assets	4,226,562	3,873,255

Property, plant & equipment, net	302,011	289,902

Goodwill, net of accumulated amortization of $86,136 and $79,648, respectively	953,882	856,831

Other assets	266,277	224,367

Total assets	$5,748,732	$5,244,355

Liabilities:

Current liabilities:

Borrowings due within one year	$804,687	$499,287

Accounts payable	1,125,230	1,102,510

Accrued expenses and other	364,823	301,977

Total current liabilities	2,294,740	1,903,774

Long-term debt, less due within one year	1,378,094	1,438,610

Total liabilities	3,672,834	3,342,384

Commitments and contingencies (Note 4)

Shareholders’ equity (Notes 5 and 6):

Common Stock $1.00 par, authorized 120,000,000 shares, issued 92,228,000 shares and 90,757,000 shares, respectively	92,228	90,757

Additional paid-in capital	359,465	309,604

Retained earnings	1,685,347	1,616,692

Cumulative translation adjustments	(64,736)	(54,582)

Cumulative valuation adjustments	4,079	2,293

Treasury stock at cost, 13,602 shares and 2,396,000 shares, respectively	(485)	(62,793)

Total shareholders’ equity	2,075,898	1,901,971

Total liabilities and shareholders’ equity	$5,748,732	$5,244,355

See Notes to Consolidated Financial Statements

AVNET, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF INCOME
(In thousands, except per share data)

	First Quarters Ended

	September 29,	October 1,
	2000	1999

	(unaudited)	(unaudited)

Sales	$2,957,227	$1,654,323

Cost of sales	2,517,614	1,423,520

Gross profit	439,613	230,803

Selling, shipping, general and administrative expenses (Note 7)	273,369	182,360

Operating income	166,244	48,443

Other income (expense), net	(979)	813

Interest expense	(35,126)	(9,866)

Income before income taxes	130,139	39,390

Income taxes	54,568	17,244

Net income	$75,571	$22,146

Earnings per share (Note 8):

Basic	$0.82	$0.31

Diluted	$0.81	$0.31

Shares used to compute earnings per share (Note 8):

Basic	92,174	70,400

Diluted	93,556	70,809

See Notes to Consolidated Financial Statements

AVNET, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS
(Dollars in thousands)

	First Quarters Ended

	September 29,	October 1,
	2000	1999

	(unaudited)	(unaudited)

Cash flows from operating activities:

Net income	$75,571	$22,146

Non-cash and other reconciling items:

Depreciation and amortization	24,228	13,406

Deferred taxes	2	3

Other, net (Note 9)	6,154	2,115

	105,955	37,670

Changes in (net of effects of businesses acquired):

Receivables	(148,430)	(81,592)

Inventories	(153,494)	(139,053)

Payables, accruals and other, net	(77,599)	(2,825)

Net cash flows used for operating activities	(273,568)	(185,800)

Cash flows from financing activities:

Proceeds from commercial paper and bank debt, net	292,763	17,686

Proceeds from (payment of) other debt, net	(7,648)	(42)

Cash dividends	(6,626)	(5,279)

Other, net	1,423	523

Net cash flows provided from financing activities	279,912	12,888

Cash flows from investing activities:

Purchases of property, plant and equipment	(50,926)	(24,744)

Acquisition of operations (Note 9)	(26,045)	(11,866)

Investments in non-consolidated entities (Note 9)	(27,640)	(10,024)

Net cash flows used for investing activities	(104,611)	(46,634)

Effect of exchange rate changes on cash and cash equivalents	(5,383)	414

Cash and cash equivalents:

— decrease	(103,650)	(219,132)

— at beginning of year	167,192	311,982

— at end of period	$63,542	$92,850

Additional cash flow information (Note 9)

See Notes to Consolidated Financial Statements

AVNET, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

      1.  In the opinion of management, the accompanying consolidated financial statements contain all adjustments necessary, all of which are of a normal recurring nature except for the incremental special charges discussed in Note 7, to present fairly the Company’s financial position as of September 29, 2000 and June 30, 2000; the results of operations for the first quarters ended September 29, 2000 and October 1, 1999; and the cash flows for the first quarters ended September 29, 2000 and October 1, 1999. For further information, refer to the consolidated financial statements and accompanying footnotes included in the Company’s Annual Report on Form 10-K for the fiscal year ended June 30, 2000.

      2.  The results of operations for the first quarter ended September 29, 2000 are not necessarily indicative of the results to be expected for the full year.

      3.  Inventories:

	September 29,	June 30,
	2000	2000

	(Thousands)

Finished goods	$1,984,961	$1,811,699

Work in process	6,731	6,742

Purchased parts and raw materials	70,936	68,839

	$2,062,628	$1,887,280

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

5. Number of shares of common stock reserved for stock option and stock incentive programs as of September 29, 2000:	13,416,334

      6.  Comprehensive income:

	Quarters Ended

	September 29,	October 1,
	2000	1999

	(Thousands)

Net income	$75,571	$22,146

Equity foreign currency translation adjustments	(10,154)	4,876

Valuation adjustment—unrealized gain on investments in marketable securities	1,786	—

Total comprehensive income	$67,203	$27,022

      Cumulative other comprehensive income (loss) items, consisting of translation and valuation adjustments, totaled ($60,657,000) and ($52,289,000) at September 29, 2000 and October 1, 1999, respectively.

      7.  During the first quarter of fiscal 2000 ended October 1, 1999, the Company recorded $6,111,000 pre-tax and $3,976,000 after-tax ($0.06 per share on a diluted basis) of incremental special charges associated with the reorganization of the Electronics Marketing European operations consisting primarily of costs related to the consolidation of warehousing operations. The entire $6,111,000 is included in operating expenses, most of which required an outflow of cash. These charges included severance, adjustments of the carrying value of fixed assets, real property lease terminations and other items.

AVNET, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

      8.  Earnings per share:

	September 29,	October 1,
	2000	1999

	(Thousands, except per share data)

Net income	$75,571	$22,146

Weighted average common shares for basic earnings per share	92,174	70,400

Net effect of dilutive stock options and restricted stock awards	1,382	409

Weighted average common shares for diluted earnings per share	93,556	70,809

Basic earnings per share	$0.82	$0.31

Diluted earnings per share	$0.81	$0.31

      All share and per share data for fiscal 2000 has been restated to reflect a two-for-one split of the Company’s common stock approved by the Board of Directors on August 31, 2000 and distributed on September 28, 2000 to shareholders of record on September 18, 2000.

      9.  Additional cash flow information:

      Other non-cash and other reconciling items primarily includes the provision for doubtful accounts and certain non-recurring items (see Note 7).

      Acquisitions of operations in the first quarter of fiscal 2001 includes primarily contingent purchase price payouts associated with businesses acquired in prior fiscal years and the paydown of debt existing at the date of acquisition of Savoir Technology Group, Inc., net of cash acquired. Investments in non-consolidated entities during the first quarter of fiscal 2001 include primarily cash expended in connection with Spin Circuit, Inc., which provides an on line design environment for engineers, and additional investments in Chip Center LLC and Global Techmart, Inc. The purchase prices for the acquisitions accounted for as purchases have been allocated, on a preliminary basis, to the assets acquired and liabilities assumed based upon estimated fair values as of the acquisition date and are subject to adjustment when additional information concerning asset and liability valuations is finalized.

      Interest and income taxes paid in the first quarters were as follows:

	Quarters Ended

	September 29,	October 1,
	2000	1999

	(Thousands)

Interest	$47,222	$14,826

Income taxes	$327	$125,531

AVNET, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

      10.  Segment information: The Company’s newest segment, Avnet Applied Computing (“AAC”), began operating in the Americas effective as of the beginning of the second quarter of fiscal 2000, in Europe effective as of the beginning of the third quarter of fiscal 2000 and in Asia effective as of the beginning of the first quarter of fiscal 2001. The results for AAC in the Americas, Europe and Asia prior to the beginning of the second and third quarters of fiscal 2000 and the first quarter of fiscal 2001, respectively, are included in EM and CM as the results of the operating groups have not been restated.

	Quarters Ended

	September 29,	October 1,
	2000	1999

	(Thousands)

Sales:

Electronics Marketing	$2,093,091	$1,226,053

Computer Marketing	590,624	428,270

Avnet Applied Computing	273,512	—

	$2,957,227	$1,654,323

Operating Income:

Electronics Marketing	$158,737	$59,280

Computer Marketing	15,915	8,555

Avnet Applied Computing	11,071	—

Corporate and special charges	(19,479)	(19,392)

	$166,244	$48,443

Assets:

Electronics Marketing	$3,243,423	$1,864,551

Computer Marketing	835,828	556,863

Avnet Applied Computing	313,472	—

Corporate	1,356,009	622,285

	$5,748,732	$3,043,699

Sales, by geographic area:

Americas	$2,254,322	$1,253,918

EMEA	555,086	305,250

Asia/ Pacific	147,819	95,155

	$2,957,227	$1,654,323

Assets, by geographic area:

Americas	$4,285,617	$2,230,160

EMEA	1,161,002	641,879

Asia/ Pacific	302,113	171,660

	$5,748,732	$3,043,699

      11.  On October 31, 2000, subsequent to the end of the first quarter of fiscal year 2001, the Company completed its acquisition of a portion of the VEBA Electronics Group as described in the “Acquisitions” section of Management’s Discussion and Analysis of Financial Conditions and Results of Operations.

Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations

      Effective as of the beginning of the second quarter of fiscal 2000, the Company created a new operating group — Avnet Applied Computing (“AAC”) — by combining certain segments from the Company’s Electronics Marketing (“EM”) and Computer Marketing (“CM”) operations. AAC provides leading-edge technologies such as microprocessors to system integrators and manufacturers of general purpose computers, and provides design, integration, marketing and financial services to developers of application-specific computer solutions. AAC began operating in the Americas effective as of the beginning of the second quarter of fiscal 2000, in Europe effective as of the beginning of the third quarter of fiscal 2000 and in Asia effective as of the beginning of the first quarter of fiscal 2001. The results for AAC prior to when it began operating separately as described in the preceding sentence are included in EM and CM as the results of the operating groups have not been restated. Therefore, the group information supplied below for fiscal 2001 is not comparable to the information for prior periods.

      The results for the current year include a number of acquisitions completed by the Company subsequent to the end of last year’s first quarter which, therefore, affect the comparative financial results discussed below. In October 1999, the Company acquired Marshall Industries and 94% of the SEI Macro Group; in November 1999, it acquired PCD Italia S.r.l. and Matica S.p.A; in January 2000, it completed the acquisition of Eurotronics B.V. (including the remaining 6% of the SEI Macro Group); and in July 2000 it acquired the Savoir Technology Group, Inc. Also during fiscal 2000, the Company completed the acquisitions of Cosco Electronics/ Jung Kwang and SEI Nordstar S.p.A. Marshall Industries and the Savoir Technology Group, Inc. have been merged primarily into EM and CM, respectively, with a relatively small portion having been merged into AAC. PCD Italia S.r.l. and Matica S.p.A. are part of CM, while all of the remaining acquisitions mentioned above are part of EM.

      On August 31, 2000, the Company’s Board of Directors declared a two-for-one stock split to be effected in the form of a stock dividend (the “Stock Split”). The additional common stock was distributed on September 28, 2000 to shareholders of record on September 18, 2000. All references in this Management’s Discussion and Analysis of Financial Condition and Results of Operations, and elsewhere in this Report, to the number of shares, per share amounts and market prices of the Company’s common stock have been restated to reflect the stock split and the resulting increased number of shares outstanding.

Results of Operations

      Consolidated sales were a record $2.96 billion in the first quarter of fiscal 2001 ended September 29, 2000, up 79% as compared with $1.65 billion in the prior year period. A significant portion of the increase in sales was due to the acquisitions mentioned above. Sales for EM in the first quarter of fiscal 2001 of $2.09 billion were up 71% as compared with last year’s first quarter. As far as sales by region are concerned, EM Americas’ sales were $1,551.7 million in the first quarter of this year, up almost 78% as compared with the first quarter of the prior year. Sales for EM EMEA and EM Asia in the current year’s first quarter were $417.1 million and $124.3 million, respectively, representing a 53% increase for EM EMEA and a 52% increase for EM Asia as compared with last year’s first quarter. CM’s sales for the first quarter of fiscal 2001 were $590.6 million, up 38% as compared with $428.3 million in the first quarter of last year. AAC, which began operations in the second quarter of fiscal 2000 as described above, had sales of $273.5 million in this year’s first quarter.

      The prior year first quarter results were negatively impacted by incremental special charges amounting to $6.1 million pre-tax (included in operating expenses), $4.0 million after-tax and $0.06 per share on a diluted basis associated primarily with the reorganization of the European portion of EM’s operations, consisting primarily of costs related to the centralization of warehouse operations in the Company’s new facility located in Tongeren, Belgium. These charges included severance, adjustments of the carrying value of fixed assets, real property lease terminations and other items.

      Consolidated gross profit margins of 14.9% in the first quarter of fiscal 2001 were higher by 0.9% of sales as compared with 14.0% in the first quarter of last year. This improvement in gross profit margins is due primarily to the continued healthy environment in the electronics components industry. Although operating expenses in absolute dollars were higher in the first quarter of fiscal 2001 as compared with the fiscal 2000 first quarter (before special charges), they decreased as a percentage of sales from 10.7% in fiscal 2000 to 9.2% in the current year. As a result, operating income of $166.2 million in the first quarter of fiscal 2001 represented 5.6% of sales as compared with $54.6 million (before special charges), or 3.3% of sales, in the first quarter of fiscal 2000. EM’s operating income before the allocation of corporate expenses was $158.7 million in the first quarter of fiscal 2001 as compared with $59.3 million (before special charges) in the prior year, up 168% as compared with last year’s first quarter. CM’s operating income before the allocation of corporate expenses was $15.9 million in the first quarter of fiscal 2001 as compared with $8.6 million in the first quarter of last year. AAC, which began operations in the second quarter of fiscal 2000, produced operating income of $11.1 million or 4.0% of AAC’s sales in the first quarter of fiscal 2001.

      Interest expense for the first quarter of fiscal 2001 was significantly higher as compared with last year’s first quarter due primarily to the impact of increased borrowings to fund acquisitions and support working capital requirements as well as an increase in interest rates.

      As a result of the factors described above, net income in the first quarter of fiscal 2001 was $75.6 million, or $0.81 per share on a diluted basis, as compared with $26.1 million, or $0.37 per share on a diluted basis (before special charges), in the prior year’s first quarter. Including the special charge recorded in last year’s first quarter referred to above, the prior year’s first quarter net income was $22.1 million, or $0.31 per share on a diluted basis.

Liquidity and Capital Resources

      During the first quarter of fiscal 2001, the Company generated $106.0 million from income before depreciation, amortization and other non-cash items, and used $379.6 million to increase working capital, resulting in $273.6 million of net cash flows being used for operations. In addition, the Company used $56.1 million for other normal business operations including purchases of property, plant and equipment ($50.9 million) and dividends ($6.6 million), offset somewhat by cash generated from other immaterial items ($1.4 million). This resulted in $329.7 million being used for normal business operations. The Company also used $59.1 million, including $26.1 million for acquisitions, $27.6 million for investments in non-consolidated entities and an additional use of cash of $5.4 million resulting from the effect of exchange rates on cash and cash equivalents. Of this overall use of cash of $388.8 million, $285.1 million was provided from an increase in debt and $103.7 million was provided from available cash and cash equivalents.

      The Company’s quick assets at September 29, 2000 totaled $2.088 billion as compared with $1.918 billion at June 30, 2000. At September 29, 2000, quick assets were less than the Company’s current liabilities by $206.3 million as compared with a $14.2 million excess at the end of fiscal 2000. Working capital at September 29, 2000 was $1.932 billion as compared with $1.969 billion at June 30, 2000. At September 29, 2000 to support each dollar of current liabilities, the Company had $0.91 of quick assets and $0.93 of other current assets, for a total of $1.84 as compared with $2.03 at the end of the prior fiscal year. The principal reason for the decline in the working capital and quick ratios indicated above was the increase in short-term borrowings as a result of a change in the Company’s debt structure. The Company is evaluating its capital structure and may, if deemed appropriate, issue equity or equity-linked securities.

      In October 2000, the Company issued $250.0 million of 8.20% Notes due October 17, 2003 (the “8.20% Notes”) and $325.0 million of Floating Rate Notes due October 17, 2001 (the “Floating Rate Notes”). The proceeds from the sale of the 8.20% Notes and the Floating Rate Notes were approximately $572.0 million after deduction of underwriting discounts and other expenses associated with the sale. The Floating Rate Notes will bear interest at an annual rate equal to three-month LIBOR, reset quarterly, plus 87.5 basis points (.875%). The initial rate on the Floating Rate Notes is 7.65% per annum. After temporarily using the net proceeds from the 8.20% Notes and the Floating Rate Notes to pay down commercial paper and make investments in short-term securities, the net proceeds were used to fund the acquisition of certain European operations of the VEBA Electronics Group as described in the “Acquisitions” section below.

      On October 27, 2000, the Company entered into a $1.25 billion 364-day credit facility with a syndicate of banks led by Bank of America and Chase Manhattan Bank in order to replace the existing $500.0 million 364-day syndicated bank credit facility described below. This facility will provide additional working capital capacity and partially finance the acquisition of certain European operations of the VEBA Electronics Group. The Company may select from various interest rate options and maturities under this facility, although the Company intends to utilize the facility primarily as back-up for its commercial paper program pursuant to which the Company is authorized to issue short-term notes for current operational business requirements. The credit agreement contains various covenants, none of which management believes materially limits the Company’s financial flexibility to pursue its intended business strategy.

      In order to partially finance the cash component of the acquisition of Marshall Industries and to provide additional working capital capacity, the Company entered into a $500.0 million 364-day credit facility in October 1999 with a syndicate of banks led by Bank of America. The Company was able to select from various interest rate options and maturities under this facility, although the Company utilized the facility primarily as a back-up for its commercial paper program. This facility was replaced by the new $1.25 billion 364-day facility described above.

      The Company also has a $100.0 million credit facility with Bank of America which expired in October 2000 and a $150.0 million credit facility with Chase Manhattan Bank which expires in November 2000. The Company may borrow money under these facilities or use them as a back-up for its commercial paper program.

      In June 1999, the Company entered into separate credit agreements with Banca Commerciale Italiana and UniCredito Italiano. The agreements provide eighteen-month facilities with lines of credit totaling 83 billion Italian Lira (US dollar equivalent of approximately $37.9 million at September 29, 2000). The facilities are currently being used primarily as a source of working capital financing for one of the Company’s Italian subsidiaries. In addition, in September 1998, the Company entered into an agreement with KBC, a Belgian bank, to finance the construction of the new Avnet Europe, NV/ SA distribution center in Tongeren, Belgium. The agreement provides for multiple term loans totaling 665 million Belgian Francs (US dollar equivalent of approximately $14.6 million at September 29, 2000) which may be converted into term loans with maturities between three and fifteen years. The facilities are currently being used to finance real estate, computer equipment, infrastructure and project consultancy costs related to the new European distribution center.

      The Company also has a five-year facility with a syndicate of banks led by Bank of America which expires in September 2002 and which provides a line of credit of up to $700.0 million. The Company may select from various interest rate options and maturities under this facility. This credit facility serves as a primary funding vehicle as well as a back-up for the Company’s commercial paper program. The credit agreement contains various covenants, none of which management believes materially limits the Company’s financial flexibility to pursue its intended financial strategy.

      During the first quarter of fiscal 2001, the Company’s shareholders’ equity increased by $173.9 million to $2,075.9 million at September 29, 2000, while total debt increased by $244.9 million to $2,182.8 million. As a result, the total debt to capital (shareholders’ equity plus total debt) ratio was 51.3% at September 29, 2000 as compared with 50.5% at June 30, 2000. The Company’s favorable balance sheet ratios would facilitate additional financing, if, in the opinion of management, such financing would enhance the future operations of the Company.

      Currently, the Company does not have any material commitments for capital expenditures.

      The Company and the former owners of a Company-owned site in Oxford, North Carolina have entered into a Consent Decree and Court Order with the Environmental Protection Agency (EPA) for the environmental clean-up of the site, the cost of which, according to the EPA’s remedial investigation and feasibility study, is estimated to be approximately $6.3 million, exclusive of the $1.5 million in EPA past costs paid by the potentially responsible parties (PRP’s). Pursuant to a Consent Decree and Court Order entered into between the Company and the former owners of the site, the former owners have agreed to bear at least 70% of the clean-up costs of the site, and the Company will be responsible for not more than 30% of those costs. In addition, the Company has become aware of claims that may be made against it and/or its Sterling Electronics Corp. subsidiary, which was acquired as part of the acquisition of Marshall Industries. Sterling once owned 92.46% of the capital stock of Phaostron, Inc. In August 1995, Sterling sold the interest in Phaostron to Westbase, Inc. At the time of the sale, Sterling and Westbase entered into an agreement related to environmental costs resulting from alleged contamination at a facility leased by Phaostron that is a part of the San Gabriel Valley Superfund Site. The agreement provided that Sterling would pay up to $800,000 for environmental costs associated with the site. The Company does not believe that Sterling or the Company will be responsible for environmental costs in excess of $800,000 and has established what it believes to be adequate reserves for any share of such costs that may be borne by Sterling or the Company. In addition, the Company has received notice from a third party of its intention to seek indemnification for costs it may incur in connection with an environmental clean-up at a site in Rush, Pennsylvania resulting from the alleged disposal of wire insulation material at the site by a former unit of the Company. Based upon the information known to date, management believes that the Company has appropriately accrued in its financial statements for its share of the costs of the clean-ups with respect to the above mentioned sites. The Company is also a defendant in a lawsuit brought against it at an environmental clean-up site in Huguenot, New York. At this time, management cannot estimate the amount of the Company’s potential liability, if any, for clean-up costs in connection with this site, but does not anticipate that this matter or any other contingent matters will have a material adverse impact on the Company’s financial condition, liquidity or results of operations.

      Management is not now aware of any commitments, contingencies or events within the Company’s control which may significantly change its ability to generate sufficient cash from internal or external sources to meet its needs.

Acquisitions

      On July 3, 2000, the Company acquired the Savoir Technology Group, Inc., the leading distributor of IBM mid-range server products in the Americas. In the merger, holders of Savoir common stock received 0.11452 of a share of Avnet common stock for each share of Savoir common stock, and cash in lieu of fractional Avnet shares. The exchange ratio, as well as the price paid for fractional shares, was based upon an Avnet stock price capped at $34.2736 as adjusted to reflect the stock split. Holders of Savoir series A preferred received 0.16098 of a share of Avnet common stock for each share they held and cash in lieu of fractional Avnet shares. The total cost of the acquisition of Savoir including estimated expenses was approximately $144.6 million, consisting of the cost for the Savoir shares of $110.8 million in Avnet stock and $0.8 million in Avnet stock options (net of related tax benefits of $0.5 million) as well as $0.8 million for direct transaction expenses and $32.2 million for the payoff of pre-existing Savoir debt. The above dollar value of Avnet stock reflects the issuance of 3,736,954 shares, as adjusted to reflect the Stock Split, of Avnet stock valued at an assumed price of $29.66, as adjusted to reflect the Stock Split, based on the average closing price of Avnet common stock for a period commencing two trading days before and ending one trading day after June 30, 2000. The acquisition has been accounted for as a purchase.

      On August 7, 2000, a consortium consisting of the Company, Schroder Ventures and another distributor entered into a share purchase agreement to purchase the VEBA Electronics Group from Germany-based E.On AG for approximately $2.35 billion in cash, including the assumption of debt. On October 31, 2000, the Company completed its acquisition of certain European operations of the VEBA Electronics Group consisting of (a) the Germany-headquartered EBV Group, consisting of EBV Electronik and WBC, both pan-European semiconductor distributors, and Atlas Services Europe, a logistics provider for EBV and WBC; and (b) the Germany-based RKE Systems, a computer products and services distributor. The amount paid at closing of $740.7 million includes the payoff of substantially all of the debt on the books of the companies acquired and is subject to closing adjustments. As part of the agreement among the consortium members, Avnet loaned $50.0 million to Schroder Ventures to enable Schroder Ventures to close the transaction.

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

Market Risks

      Many of the Company’s operations, primarily its international subsidiaries, occasionally purchase and sell products in currencies other than their functional currencies. This subjects the Company to the risks associated with fluctuations of foreign currency exchange rates. The Company reduces this risk by utilizing natural hedging (offsetting receivables and payables) as well as by creating offsetting positions through the use of derivative financial instruments, primarily forward foreign exchange contracts with maturities of less than sixty days. The market risk related to the foreign exchange contracts is offset by the changes in valuation of the underlying items being hedged. The amount of risk and the use of derivative financial instruments described above is not material to the Company’s financial position or results of operations. As of October 27, 2000, approximately 37% of the Company’s outstanding debt was in fixed rate instruments and 63% was subject to variable short-term interest rates. Accordingly, the Company will be impacted by any change in short-term interest rates. The Company does not hedge either its investment in its foreign operations or its floating interest rate exposures. The Company adopted the Financial Accounting Standards Board’s Statement of Financial Accounting Standards No. 133 (“SFAS 133”), “Accounting for Derivative Instruments and Hedging Activities” on July 1, 2000. The adoption of SFAS 133 did not have a material impact on the Company’s financial statements.

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

Item 3.  Quantitative and Qualitative Disclosures About Market Risk

      See Note 1 to the Consolidated Financial Statements included in the Company’s Annual Report on Form 10-K for the year ended June 30, 2000 and the “Liquidity and Capital Resources” and “Market Risks” sections of Management’s Discussion and Analysis of Financial Condition and Results of Operations in Item 2 of this Form 10-Q.

PART II — OTHER INFORMATION

Item 6.  Exhibits and Reports on Form 8-K:

A.  Exhibits:

Exhibit
No.

2A.	Amended and Restated Agreement and Plan of Merger dated as of June 25, 1999, between the Registrant and Marshall Industries (incorporated herein by reference to Appendix A to the Joint Proxy Statement/Prospectus, dated September 8, 1999 included in the Registrant’s Registration Statement on Form S-4, Registration Number 333-86721).
2B.	Amended and Restated Agreement and Plan of Merger dated as of March 2, 2000 among the Registrant, Tactful Acquisition Corp. and Savoir Technology Group, Inc. (incorporated herein by reference to Appendix A to the Proxy Statement/Prospectus included in Amendment No. 1 to the Registrant’s Registration Statement on Form S-4, Registration No. 333-86970).*
2C.	Share Purchase Agreement dated August 7, 2000 by and among VEBA Electronics GmbH, EBV Verwaltungs GmbH i.L., Viterra Grundstucke Verwaltungs GmbH, VEBA Electronics LLC, VEBA Electronics Beteiligungs GmbH, VEBA Electronics (UK) Plc, Raab Karcher Electronics Systems Plc, and E.ON AG and Arrow Electronics, Inc., the Registrant and Cherrybright Limited (incorporated herein by reference to the Registrant’s Current Report on Form 8-K bearing cover date of August 7, 2000, Exhibit 2).*
3A.	Restated Certificate of Incorporation of the Registrant (incorporated herein by reference to the Registrant’s Current Report on Form 8-K bearing cover date of May 6, 1999, Exhibit 3(i)(b)).
3B.	By-laws of the Registrant (incorporated herein by reference to the Registrant’s Current Report on Form 8-K, bearing cover date of February 12, 1996, Exhibit 3(ii)).
4.	Note: The total amount of securities authorized under any instrument which defines the rights of holders of the Registrant’s long-term debt does not exceed 10% of the total assets of the Registrant and its subsidiaries on a consolidated basis. Therefore, none of such instruments are required to be filed as exhibits to this Report. The Registrant agrees to furnish copies of such instruments to the Commission upon request.
10A.	Amendment dated September 20, 2000 to Employment Agreement dated September 25, 1997 between the Registrant and Roy Vallee (incorporated herein by reference to the Registrant’s Current Report on Form 8-K bearing cover date of September 25, 2000, Exhibit 99).
10B.	Employment Agreement dated May 22, 2000 between the Registrant and Patrick Jewett (incorporated herein by reference to the Registrant’s Current Report on Form 8-K bearing cover date of July 11, 2000, Exhibit 99).
27.	Financial Data Schedule (electronic filings only).

*	This Exhibit does not include the Exhibits and Schedules thereto as listed in its table of contents. The Registrant undertakes to furnish any such Exhibits and Schedules to the Securities and Exchange Commission upon its request.

B. Reports on Form 8-K

      The Registrant filed the following Current Reports on Form 8-K during the quarter for which this Report is filed: (1) Current Report on Form 8-K bearing cover date of July 11, 2000 in which the Registrant filed, under Items 5 and 7, an Employment Agreement dated May 22, 2000 between the Registrant and Patrick Jewett; (2) Current Report on Form 8-K bearing cover date of August 7, 2000 in which the Registrant reported and filed, under Items 5 and 7, the Share Purchase Agreement dated August 7, 2000 among VEBA Electronics GmbH, EBV Verwaltungs GmbH i.L., Viterra Grundstucke Verwaltungs GmbH, VEBA Electronics LLC, VEBA Electronics Beteiligungs GmbH, VEBA Electronics (UK) Plc, Raab Karcher

Electronics Systems Plc, and E.ON AG and Arrow Electronics, Inc., Cherrybright Limited and the Registrant; (3) Current Report on Form 8-K bearing cover date of September 25, 2000 in which the Registrant filed, under Items 5 and 7, (a) the Avnet 1999 Stock Option Plan, (b) powers of attorney with respect to the Registrant’s Annual Report on Form 10-K for the fiscal year ended June 30, 2000, and (c) an Amendment to Employment Agreement dated September 20, 2000 between the Registrant and Roy Vallee; and (4) Current Report on Form 8-K bearing cover date of September 27, 2000 in which the Registrant reported and filed, under Item 5, certain pro forma financial information relating to the acquisition by the Registrant of Marshall Industries.

SIGNATURES

      Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

AVNET, INC.
(Registrant)

By:	/s/ Raymond Sadowski

Raymond Sadowski
Senior Vice President,
Chief Financial Officer
and Assistant Secretary

By:	/s/ John F. Cole

John F. Cole
Controller and Principal
Accounting Officer

November 13, 2000

Date

EXHIBIT INDEX

Exhibit
No.	Description

2A.	Amended and Restated Agreement and Plan of Merger dated as of June 25, 1999, between the Registrant and Marshall Industries (incorporated herein by reference to Appendix A to the Joint Proxy Statement/Prospectus included in the Registration Statement on Form S-4, Registration Number 333-86721, filed by Registrant).
2B.	Amended and Restated Agreement and Plan of Merger dated as of March 2, 2000 among the Registrant, Tactful Acquisition Corp. and Savoir Technology Group, Inc. (incorporated herein by reference to Appendix A to the Proxy Statement/Prospectus included in Amendment No. 1 to the Registration Statement on Form S-4, Registration No. 333-86970, filed by Registrant).
2C.	Share Purchase Agreement dated August 7, 2000 by and among VEBA Electronics GmbH, EBV Verwaltungs GmbH i.L., Viterra Grundstucke Verwaltungs GmbH, VEBA Electronics LLC, VEBA Electronics Beteiligungs GmbH, VEBA Electronics (UK) Plc, Raab Karcher Electronics Systems Plc, and E.ON AG and Arrow Electronics, Inc., Avnet, Inc. and Cherrybright Limited (incorporated herein by reference to the Registrant’s Current Report on Form 8-K dated September 22, 2000, Exhibit 2).*
3A.	Restated Certificate of Incorporation of the Registrant (incorporated herein by reference to the Registrant’s Current Report on Form 8-K bearing cover date of May 6, 1999, Exhibit 3(i)(b)).
3B.	By-laws of the Registrant (incorporated herein by reference to the Registrant’s Current Report on Form 8-K, bearing cover date of February 12, 1996, Exhibit 3(ii)).
4.	Note: The total amount of securities authorized under any instrument which defines the rights of holders of the Registrant’s long-term debt does not exceed 10% of the total assets of the Registrant and its subsidiaries on a consolidated basis. Therefore, none of such instruments are required to be filed as exhibits to this Report. The Registrant agrees to furnish copies of such instruments to the Commission upon request.
10A.	Amendment dated September 20, 2000 to Employment Agreement dated September 25, 1997 between the Registrant and Roy Vallee (incorporated herein by reference to the Registrant’s Current Report on Form 8-K dated September 26, 2000, Exhibit 99).
10B.	Employment Agreement dated May 22, 2000 between the Registrant and Patrick Jewett (incorporated herein by reference to the Registrant’s Current Report on Form 8-K dated July 11, 2000, Exhibit 99).
27	Financial Data Schedule

*	This Exhibit does not include the Exhibits and Schedules thereto as listed in its table of contents. The Registrant undertakes to furnish any such Exhibits and Schedules to the Securities and Exchange Commission upon its request.