Form 10-Q
period 2000-12-29
AVNET INC
filed 2001-02-12
CIK 8858

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF

THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended December 29, 2000

Commission File #1-4224

AVNET, INC.

Incorporated in New York

IRS Employer Identification No. 11-1890605

2211 South 47th Street, Phoenix, Arizona 85034

(480) 643-2000

      Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days. Yes  No

      The total number of shares outstanding of the registrant’s Common Stock (net of treasury shares) as of January 25, 2001 — 92,345,520 shares.

AVNET, INC. AND SUBSIDIARIES

INDEX

			Page No.

Forward-Looking Statements			2

Part I.	Financial Information
	Item 1.	Financial Statements
		Consolidated Balance Sheets

		December 29, 2000 and June 30, 2000	3
		Consolidated Statements of Income — First Halves

		Ended December 29, 2000 and December 31, 1999	4
		Consolidated Statements of Income — Second Quarters

		Ended December 29, 2000 and December 31, 1999	5
		Consolidated Statements of Cash Flows — First Halves

		Ended December 29, 2000 and December 31, 1999	6

		Notes to Consolidated Financial Statements	7 – 10
	Item 2.	Management’s Discussion and Analysis of Financial

		Condition and Results of Operations	11 – 16

	Item 3.	Quantitative and Qualitative Disclosures About Market Risk	16

Part II.	Other Information:

	Item 4.	Submission of Matters to a Vote of Security Holders	17

	Item 6.	Exhibits and Reports on Form 8-K	18

Signature Page			19

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

PART I

FINANCIAL INFORMATION

Item 1.  Financial Statements

AVNET, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(Dollars in thousands, except share amounts)

	December 29,	June 30,
	2000	2000

	(unaudited)	(audited)

Assets:

Current assets:

Cash and cash equivalents	$211,819	$167,192

Receivables, less allowances of $59,829 and $43,623, respectively	2,483,707	1,750,827

Inventories (Note 3)	2,418,253	1,887,280

Other	88,361	67,956

Total current assets	5,202,140	3,873,255

Property, plant & equipment, net	383,858	289,902

Goodwill, net of accumulated amortization of $94,210 and $79,648, respectively	1,211,863	856,831

Other assets	255,198	224,367

Total assets	$7,053,059	$5,244,355

Liabilities:

Current liabilities:

Borrowings due within one year	$1,479,421	$499,287

Accounts payable	1,273,813	1,102,510

Accrued expenses and other	463,514	301,977

Total current liabilities	3,216,748	1,903,774

Long-term debt, less due within one year	1,627,866	1,438,610

Total liabilities	4,844,614	3,342,384

Commitments and contingencies (Note 4)

Shareholders’ equity (Notes 5 and 6):

Common stock $1.00 par, authorized 300,000,000 shares and 120,000,000 shares, respectively; issued 92,273,000 shares and 90,757,000 shares, respectively	92,273	90,757

Additional paid-in capital	360,893	309,604

Retained earnings	1,750,666	1,616,692

Cumulative translation adjustments	4,964	(54,582)

Cumulative valuation adjustments	—	2,293

Treasury stock at cost, 11,515 shares and 2,396,000 shares, respectively	(351)	(62,793)

Total shareholders’ equity	2,208,445	1,901,971

Total liabilities and shareholders’ equity	$7,053,059	$5,244,355

See Notes to Consolidated Financial Statements

AVNET, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF INCOME
(In thousands, except per share data)

	First Halves Ended

	December 29,	December 31,
	2000	1999

	(unaudited)	(unaudited)

Sales	$6,348,630	$3,757,094

Cost of sales (Note 7)	5,416,235	3,243,622

Gross profit	932,395	513,472

Selling, shipping, general and administrative expenses (Note 7)	589,050	420,869

Operating income	343,345	92,603

Other income, net	1,993	2,820

Interest expense	(86,063)	(27,600)

Income before income taxes	259,275	67,823

Income taxes	111,467	30,545

Net income	$147,808	$37,278

Earnings per share (Note 8):

Basic	$1.60	$0.49

Diluted	$1.59	$0.49

Shares used to compute earnings per share (Note 8):

Basic	92,213	76,316

Diluted	93,034	76,820

See Notes to Consolidated Financial Statements

AVNET, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF INCOME
(In thousands, except per share data)

	Second Quarters Ended

	December 29,	December 31,
	2000	1999

	(unaudited)	(unaudited)

Sales	$3,391,403	$2,102,771

Cost of sales (Note 7)	2,898,621	1,820,102

Gross profit	492,782	282,669

Selling, shipping, general and administrative expenses (Note 7)	315,681	238,509

Operating income	177,101	44,160

Other income, net	2,972	2,007

Interest expense	(50,937)	(17,734)

Income before income taxes	129,136	28,433

Income taxes	56,899	13,301

Net income	$72,237	$15,132

Earnings per share (Note 8):

Basic	$0.78	$0.18

Diluted	$0.78	$0.18

Shares used to compute earnings per share (Note 8):

Basic	92,252	82,234

Diluted	92,512	82,829

See Notes to Consolidated Financial Statements

AVNET, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS
(Dollars in thousands)

	First Halves Ended

	December 29,	December 31,
	2000	1999

	(unaudited)	(unaudited)

Cash flows from operating activities:

Net income	$147,808	$37,278

Non-cash and other reconciling items:

Depreciation and amortization	51,642	30,172

Deferred taxes	4	3

Other, net (Note 9)	11,595	17,422

	211,049	84,875

Changes in (net of effects of businesses acquired):

Receivables	(213,245)	(91,236)

Inventories	(246,541)	(317,124)

Payables, accruals and other, net	(66,117)	(165,552)

Net cash flows used for operating activities	(314,854)	(489,037)

Cash flows from financing activities:

Issuance of notes in public offering, net of issuance costs	572,682	—

Proceeds from commercial paper and bank debt, net	600,424	882,637

Payment of other debt, net	(98)	(70)

Cash dividends (Note 9)	(13,542)	(5,279)

Other, net	1,796	6,972

Net cash flows provided from financing activities	1,161,262	884,260

Cash flows from investing activities:

Purchases of property, plant and equipment	(64,454)	(43,516)

Acquisition of operations, net (Note 9)	(701,909)	(574,315)

Investments in non-consolidated entities (Note 9)	(34,232)	(17,727)

Net cash flows used for investing activities	(800,595)	(635,558)

Effect of exchange rate changes on cash and cash equivalents	(1,186)	(118)

Cash and cash equivalents:

— increase/(decrease)	44,627	(240,453)

— at beginning of year	167,192	311,982

— at end of period	$211,819	$71,529

Additional cash flow information (Note 9)

See Notes to Consolidated Financial Statements

AVNET, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

      1.  In the opinion of management, the accompanying consolidated financial statements contain all adjustments necessary, all of which are of a normal recurring nature except for the incremental special charges discussed in Note 7, to present fairly the Company’s financial position as of December 29, 2000 and June 30, 2000; the results of operations for the first halves and second quarters ended December 29, 2000 and December 31, 1999; and the cash flows for the first halves ended December 29, 2000 and December 31, 1999. For further information, refer to the consolidated financial statements and accompanying notes included in the Company’s Annual Report on Form 10-K for the fiscal year ended June 30, 2000.

      2.  The results of operations for the first half and second quarter ended December 29, 2000 are not necessarily indicative of the results to be expected for the full year. The results of operations for the second half of fiscal 2001 will be significantly impacted by the acquisition of the EBV Group and RKE Systems, which was completed on October 31, 2000.

      3.  Inventories:

	December 29,	June 30,
	2000	2000

	(Thousands)

Finished goods	$2,342,634	$1,811,699

Work in process	5,615	6,742

Purchased parts and raw materials	70,004	68,839

	$2,418,253	$1,887,280

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

      5.  Number of shares of common stock reserved for stock option and stock incentive programs as of December 29, 2000:  13,192,908

      6.  Comprehensive income:

	First Halves Ended

	December 29,	December 31,
	2000	1999

	(Thousands)

Net income	$147,808	$37,278

Foreign currency translation adjustments	59,546	(775)

Valuation adjustment — unrealized gain (loss) on investments in marketable securities	(2,293)	12,910

Total comprehensive income	$205,061	$49,413

AVNET, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

	Quarters Ended

	December 29,	December 31,
	2000	1999

	(Thousands)

Net income	$72,237	$15,132

Foreign currency translation adjustments	69,700	(5,651)

Valuation adjustment — unrealized gain (loss) on investments in marketable securities	(4,079)	12,910

Total comprehensive income	$137,858	$22,391

      Cumulative other comprehensive income (loss) items, consisting of translation and valuation adjustments, totaled $4,964,000 and ($52,289,000) at December 29, 2000 and June 30, 2000, respectively.

      7.  During the second quarter of fiscal 2000, the Company recorded $28,030,000 pre-tax and $17,573,000 after-tax ($0.21 per share on a diluted basis) of incremental special charges associated with the integration of Marshall Industries into the Company ($18,413,000 pre-tax), the reorganization of the Company’s Electronics Marketing Asian operations ($5,409,000 pre-tax) and costs related to the consolidation of the Company’s Electronics Marketing European warehousing operations and costs incurred in connection with its lawsuit against Wyle Laboratories, Inc. ($4,208,000 pre-tax). The charges related to the integration of Marshall Industries and the reorganization of the Asian operations were comprised of severance, inventory reserves required related to supplier terminations, real property lease terminations, employee and facility relocation costs, special incentive payments and other items. Approximately $17,739,000 of the pre-tax charge was included in operating expenses and $10,291,000 was included in cost of sales.

      In addition to the second quarter special charge described in the previous paragraph, the results for the first half of fiscal 2000 include $6,111,000 pre-tax (included in operating expenses) and $3,976,000 after-tax ($0.07 per share on a diluted basis) of incremental special charges recorded in the first quarter of fiscal 2000 associated with the reorganization of the Electronics Marketing European operations consisting primarily of costs related to the consolidation of warehousing operations. These charges include severance, adjustments of the carrying value of fixed assets, real property lease terminations and other items. The total amount of special charges recorded in the first half of fiscal 2000 amounted to $34,141,000 pre-tax, $21,549,000 after-tax, and $0.28 per share on a diluted basis.

      8.  Earnings per share:

	First Halves Ended

	December 29,	December 31,
	2000	1999

	(Thousands, except
	per share data)

Net income	$147,808	$37,278

Weighted average common shares for basic earnings per share	92,213	76,316

Net effect of dilutive stock options and restricted stock awards	821	504

Weighted average common shares for diluted earnings per share	93,034	76,820

Basic earnings per share	$1.60	$0.49

Diluted earnings per share	$1.59	$0.49

AVNET, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

      Earnings per share:

	Quarters Ended

	December 29,	December 31,
	2000	1999

	(Thousands, except
	per share data)

Net income	$72,237	$15,132

Weighted average common shares for basic earnings per share	92,252	82,234

Net effect of dilutive stock options and restricted stock awards	260	595

Weighted average common shares for diluted earnings per share	92,512	82,829

Basic earnings per share	$0.78	$0.18

Diluted earnings per share	$0.78	$0.18

      All share and per share data for fiscal 2000 has been restated to reflect a two-for-one split of the Company’s common stock approved by the Board of Directors on August 31, 2000 and distributed on September 28, 2000 to shareholders of record on September 18, 2000.

      9.  Additional cash flow information:

      Other non-cash and other reconciling items primarily includes the provision for doubtful accounts, gains/losses on the sale of businesses and disposition of fixed assets, and certain non-recurring items (see Note 7).

      Due to the Company’s fiscal calendar and its historical dividend payment dates, the first half of fiscal 2000 contained one quarterly dividend payment as compared with two payments in the first half of fiscal 2001.

      Acquisitions of operations in the first half of fiscal 2001 includes primarily the October 31, 2000 acquisition of the EBV Group and RKE Systems, (including a $50,000,000 loan to Schroder Ventures — see “Acquisition” section of Management’s Discussion and Analysis of Financial Conditions and Results of Operations (“MD&A”)), contingent purchase price payouts associated with businesses acquired in prior fiscal years and the paydown of debt existing at the date of acquisition of Savoir Technology Group, Inc., net of cash acquired. Investments in non-consolidated entities during the first half of fiscal 2001 include primarily cash expended in connection with Spin Circuit, Inc., which provides an online design environment for engineers. The purchase prices for the acquisitions accounted for as purchases have been allocated, on a preliminary basis, to the assets acquired and liabilities assumed based upon estimated fair values as of the acquisition date and are subject to adjustment when additional information concerning asset and liability valuations is finalized. These acquisitions were financed by a variety of debt facilities which are described in the “Liquidity and Capital Resources” section of the MD&A.

      Interest and income taxes paid in the first halves were as follows:

	First Halves Ended

	December 29,	December 31,
	2000	1999

	(Thousands)

Interest	$76,098	$27,393

Income taxes	94,085	170,890

AVNET, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

      10.  Segment information: The Company’s newest segment, Avnet Applied Computing (“AAC”), began operating in the Americas effective as of the beginning of the second quarter of fiscal 2000, in Europe effective as of the beginning of the third quarter of fiscal 2000 and in Asia effective as of the beginning of the first quarter of fiscal 2001. The results for AAC in the Americas, Europe and Asia prior to the beginning of the second and third quarters of fiscal 2000 and the first quarter of fiscal 2001, respectively, are included in EM and CM as the results of the operating groups have not been restated. The comparative information indicated below has been significantly impacted by the Company’s recent acquisitions. See the “Acquisitions” section contained in MD&A.

	First Halves Ended		Quarters Ended

	December 29,	December 31,	December 29,	December 31,
	2000	1999	2000	1999

	(Thousands)

Sales:

Electronics Marketing	$4,276,587	$2,732,974	$2,183,496	$1,506,921

Computer Marketing	1,310,798	887,721	720,174	459,451

Avnet Applied Computing	761,245	136,399	487,733	136,399

	$6,348,630	$3,757,094	$3,391,403	$2,102,771

Operating Income:

Electronics Marketing	$316,417	$133,880	$157,680	$74,599

Computer Marketing	39,921	17,035	24,006	8,480

Avnet Applied Computing	27,075	3,763	16,004	3,763

Corporate and special charges	(40,068)	(62,075)	(20,589)	(42,682)

	$343,345	$92,603	$177,101	$44,160

Sales, by geographic area:

Americas	$4,541,164	$2,813,200	$2,286,841	$1,559,282

EMEA	1,521,825	741,975	966,740	436,725

Asia/Pacific	285,641	201,919	137,822	106,764

	$6,348,630	$3,757,094	$3,391,403	$2,102,771

	December 29,	June 30,
	2000	2000

Assets:

Electronics Marketing	$3,751,801	$3,107,973

Computer Marketing	988,421	655,183

Avnet Applied Computing	667,941	226,762

Corporate	1,644,896	1,254,437

	$7,053,059	$5,244,355

Assets, by geographic area:

Americas	$4,648,434	$3,796,908

EMEA	2,103,393	1,165,809

Asia/ Pacific	301,232	281,638

	$7,053,059	$5,244,355

AVNET, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations

      Effective as of the beginning of the second quarter of fiscal 2000, the Company created a new operating group – Avnet Applied Computing (“AAC”) — by combining certain segments from the Company’s Electronics Marketing (“EM”) and Computer Marketing (“CM”) operations. AAC provides leading-edge technologies such as microprocessors to system integrators and manufacturers of general purpose computers, and provides design, integration and marketing services to developers of application-specific computer solutions. AAC began operating in the Americas effective as of the beginning of the second quarter of fiscal 2000, in Europe effective as of the beginning of the third quarter of fiscal 2000 and in Asia effective as of the beginning of the first quarter of fiscal 2001. The results for AAC prior to when it began operating separately as described in the preceding sentence are included in EM and CM as the results of the operating groups have not been restated. Therefore, the group information supplied below for fiscal 2001 is not comparable to the information for prior periods.

      The results for the current year include a number of acquisitions completed by the Company during fiscal years 2000 and 2001 which affect the comparative financial results discussed below. In October 1999, the Company acquired Marshall Industries and 94% of the SEI Macro Group; in November 1999, it acquired PCD Italia S.r.l. and Matica S.p.A.; in January 2000, the Company completed the acquisition of Eurotronics B.V. (including the remaining 6% of the SEI Macro Group); and in July 2000 it acquired the Savoir Technology Group, Inc. Also during fiscal 2000, the Company completed the acquisitions of Cosco Electronics/ Jung Kwang and SEI Nordstar S.p.A. In addition, on October 31, 2000 the Company completed the acquisition of the EBV Group and RKE Systems as more fully described below. Marshall Industries and the Savoir Technology Group, Inc. have been merged primarily into EM and CM, respectively, with a relatively small portion having been merged into AAC. The EBV Group and RKE Systems have been merged primarily into EM and AAC, respectively, with a relatively small portion having been merged into CM. PCD Italia S.r.l. and Matica S.p.A are part of CM, while all of the remaining acquisitions mentioned above are part of EM.

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

Results of Operations

      Consolidated sales were a record $3.39 billion in the second quarter of fiscal 2001 ended December 29, 2000, up 61% as compared with $2.10 billion in the prior year second quarter. A significant portion of the increase in consolidated sales, as well as the increase in sales for each of the operating groups, was due to the acquisitions mentioned above. Sales for EM in the second quarter of fiscal 2001 were $2.18 billion, up 45% as compared with last year’s second quarter sales of $1.51 billion. EM Americas’ sales were $1,492.1 million in the second quarter of this year, up 43% as compared with the prior year second quarter sales of $1,045.6 million. Sales for EM EMEA and EM Asia in the current year’s second quarter were $573.1 million and $118.4 million, respectively, representing a 58% increase for EM EMEA and a 21% increase for EM Asia as compared with last year’s second quarter. CM’s sales for the second quarter of fiscal 2001 were $720.2 million, up 57% as compared with $459.5 million in the second quarter of last year. AAC, which began operations in the second quarter of fiscal 2000 as described above, recorded sales of $487.7 million in the second quarter of fiscal 2001 as compared with $136.4 million in last year’s second quarter.

      The prior year second quarter results were negatively impacted by incremental special charges amounting to $28.0 million pre-tax ($17.7 million included in operating expenses and $10.3 million included in cost of sales), $17.6 million after-tax and $0.21 per share on a diluted basis. These charges were primarily associated with the integration of Marshall Industries into the Company, the reorganization of EM Asia, costs related to the consolidation of the Company’s Electronics Marketing European warehousing operations and costs incurred in the second quarter in connection with its lawsuit against Wyle Laboratories, Inc. and certain individuals. The charges related to the integration of Marshall Industries ($18.4 million) and the reorganization of the Asian operations ($5.4 million) were comprised of severance, inventory reserves required related to supplier terminations, real property lease terminations, employee and facility relocation costs, special incentive payments and other items. The costs associated with the consolidation of the European warehousing operations ($1.5 million) were due to the longer-than-expected startup of operations of the European distribution center located in Tongeren, Belgium and consisted primarily of duplicative employee and property related costs. The costs incurred pertaining to the Wyle lawsuit ($2.7 million) in which the Company was the plaintiff related to legal and professional fees associated with the trial of the case, which commenced in September 1999. In August 2000 the parties agreed to settle the case by dismissing all claims and appeals with prejudice and with each side bearing its own cost and expenses.

      The results for the first half of fiscal 2000 also include $6.1 million pre-tax (included in operating expenses), $4.0 million after-tax and $0.07 per share on a diluted basis of incremental special charges recorded in the first quarter associated primarily with the reorganization of the Company’s Electronics Marketing European operations, consisting primarily of costs related to the centralization of warehousing operations in the Company’s new facility located in Tongeren, Belgium. These charges included severance, adjustment of the carrying value of fixed assets, real property lease terminations and other items.

      Consolidated gross profit margins of 14.5% in the second quarter of fiscal 2001 were higher by 0.6% of sales as compared with 13.9% (excluding special charges) in the second quarter of last year. This improvement in gross profit margins was due primarily to the positive environment in the electronics industry. Although operating expenses in absolute dollars were higher in the second quarter of fiscal 2001 as compared with the fiscal 2000 second quarter, they decreased as a percentage of sales from 10.5% (excluding special charges) in fiscal 2000 to 9.3% in the current year as the Company benefited from economies of scale and the synergies associated with its recent acquisitions. As a result, operating income of $177.1 million in the second quarter of fiscal 2001 represented 5.2% of sales as compared with $72.2 million (excluding special charges) or 3.4% of sales in the second quarter of fiscal 2000. EM’s operating income before the allocation of corporate expenses, which included the impact of the EBV Group since its acquisition on October 31, 2000, was $157.7 million in the second quarter of fiscal 2001, up 111% as compared with $74.6 million in the prior year quarter. CM’s operating income before the allocation of corporate expenses, which included the impact of Savior since its acquisition in July 2000, was $24.0 million in the second quarter of fiscal 2001 as compared with $8.5 million in the second quarter of last year. AAC, which began operations in the second quarter of fiscal 2000, recorded operating income of $16.0 million in the second quarter of fiscal 2001 before allocation of corporate expenses. AAC’s fiscal 2001 results included the results of RKE Systems which was acquired on October 31, 2000. Operating expenses recorded at the corporate level were $20.6 million in the second quarter of fiscal 2001 and $14.7 million (excluding special charges) in the second quarter of fiscal 2000.

      Interest expense for the second quarter of fiscal 2001 was significantly higher than last year’s second quarter due to the combination of higher debt levels as a result of the Company’s recent acquisition activity and an increase in working capital to support the growth in business, and also due to higher interest rates. Higher interest rates were a result of the increase in short-term rates due to the rate hikes initiated by the Federal Reserve and, to a lesser extent, the increase in Avnet’s effective rate caused by the increase in the amount of long-term debt outstanding.

      As a result of the factors described above, net income in the second quarter of fiscal 2001 was $72.2 million, or $0.78 per share on a diluted basis, as compared with $32.7 million, or $0.39 per share on a diluted basis (excluding special charges), in the prior year’s second quarter. Including the special charges referred to above, the prior year’s second quarter net income was $15.1 million, or $0.18 per share on a diluted basis.

      Consolidated sales for the first half of fiscal 2001 were $6.349 billion, up 69% as compared with $3.757 billion in the first half of last year. A significant portion of the increase in consolidated sales, as well as the increase in sales for each of the operating groups, was due to the acquisitions mentioned above. EM’s sales of $4.277 billion and CM’s sales of $1.311 billion in the first half of fiscal 2001 were up 56% and 48%, respectively, as compared with the prior year first half sales of $2.733 billion for EM and $888 million for CM.

AAC, which began operations in the second quarter of fiscal 2000, had sales of $761 million in the first half of fiscal 2001 as compared with sales of $136 million in the first half of fiscal 2000.

      Consolidated gross profit margins in the first half of fiscal 2001 were 14.7% as compared with 13.9% (excluding special charges) in the prior year period. The improvement in gross profit margins was due primarily to the positive environment in the electronics industry. Operating expenses as a percentage of sales decreased to 9.3% in the first half of fiscal 2001 from 10.6% (excluding special charges) in the first half of last year as the Company benefited from economies of scale and the synergies associated with its recent acquisitions. As a result, operating income as a percentage of sales increased to 5.4% in this year’s first half as compared with 3.4% (excluding special charges) in the same period last year.

      Interest expense was significantly higher in the first half of fiscal 2001 as compared with the first half of fiscal 2000 due to the combination of higher debt levels as a result of the Company’s recent acquisition activity and an increase in working capital to support the growth in business, and also due to higher interest rates.

      Net income for the first half of fiscal 2001 was $147.8 million, or $1.59 per share on a diluted basis, as compared with $58.8 million, or $0.77 per share on a diluted basis (excluding special charges), in the first half of last year. Including the special charges recorded during the first half of fiscal 2000, net income in the first half of fiscal 2000 was $37.3 million, or $0.49 per share on a diluted basis.

Liquidity and Capital Resources

      During the first half of fiscal 2001, the Company generated $211.0 million from income before depreciation, amortization and other non-cash items, and used $525.9 million to increase working capital, resulting in $314.9 million of net cash flows being used for operations. In addition, the Company used $77.3 million for other normal business operations including purchases of property, plant and equipment ($64.4 million) and dividends ($13.5 million), offset by other items ($0.6 million). This resulted in $392.2 million being used for normal business operations. The Company also used $736.2 million for acquisitions, investments in non-consolidated entities and the payment of other debt. This overall use of cash of $1.128 billion was financed by the $1.173 billion raised from the issuance of commercial paper, the issuance of notes in public offerings as described below and an increase in bank debt, offset by a $44.6 million increase in cash and cash equivalents.

      The Company’s quick assets at December 29, 2000 totaled $2.696 billion as compared with $1.918 billion at June 30, 2000. At December 29, 2000, quick assets were less than the Company’s current liabilities by $521.2 million as compared with a $14.2 million excess at the end of fiscal 2000. Working capital at December 29, 2000 was $1.985 billion as compared with $1.969 billion at June 30, 2000. At December 29, 2000, to support each dollar of current liabilities, the Company had $0.84 of quick assets and $0.78 of other current assets, for a total of $1.62 as compared with $2.03 at the end of the prior fiscal year. The above balance sheet amounts at December 29, 2000 were significantly impacted by the acquisition of the EBV Group and RKE Systems. The principal reason for the decline in the working capital and quick ratios indicated above was the increase in short-term borrowings as a result of a change in the Company’s debt structure. The Company is evaluating its capital structure and may, if deemed appropriate, issue equity or equity linked securities.

      In October 2000, the Company issued $250.0 million of 8.20% Notes due October 17, 2003 (the “8.20% Notes”) and $325.0 million of Floating Rate Notes due October 17, 2001 (the “Floating Rate Notes”). The proceeds from the sale of the 8.20% Notes and the Floating Rate Notes were approximately $572.7 million after deduction of underwriting discounts and other expenses associated with the sale. The Floating Rate Notes will bear interest at an annual rate equal to three-month LIBOR, reset quarterly, plus 87.5 basis points (.875%). The initial rate on the Floating Rate Notes was 7.65% per annum and the current rate is 6.62% per annum. After temporarily using the net proceeds from the 8.20% Notes and the Floating Rate Notes to pay down commercial paper and make investments in short-term securities, the net proceeds were used to fund the acquisition of certain European operations of the VEBA Electronics Group as described in the “Acquisitions” section below.

      On October 27, 2000, the Company entered into a $1.25 billion 364-day credit facility with a syndicate of banks led by Bank of America and Chase Manhattan Bank in order to replace the existing $500.0 million 364-day syndicated bank credit facility described below. This facility partially financed the acquisition of certain European operations of the VEBA Electronics Group and provided additional working capital capacity. The Company may select from various interest rate options and maturities under this facility, although the Company intends to utilize the facility primarily as back-up for its commercial paper program pursuant to which the Company is authorized to issue short-term notes for current operational business requirements. The credit agreement contains various covenants, none of which management believes materially limits the Company’s financial flexibility to pursue its intended business strategy.

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

      The Company also had a $100.0 million credit facility with Bank of America which expired in October 2000 and a $150.0 million credit facility with Chase Manhattan Bank which expired in November 2000.

      In June 1999, the Company entered into separate credit agreements with Banca Commerciale Italiana (BCI) and UniCredito Italiano (UCI). The agreements provided eighteen-month facilities with lines of credit totaling 83 billion Italian Lira. These facilities matured on December 18, 2000. At that time, the agreement with BCI was terminated, and the agreement with UCI was extended through February 28, 2001. The extended agreement with UCI provides a line of credit totaling 53 billion Italian Lira (US dollar equivalent of approximately $26.5 million at December 29, 2000). The facility is currently being used primarily as a source of working capital financing for the Company’s Italian subsidiaries. In addition, in September 1998, the Company entered into an agreement with KBC, a Belgian bank, to finance the construction of the new Avnet Europe, NV/ SA distribution center in Tongeren, Belgium. The agreement provides for multiple term loans totaling 665 million Belgian Francs (US dollar equivalent of approximately $15.4 million at December 29, 2000) which may be converted into term loans with maturities between three and fifteen years. The facilities are currently being used to finance real estate, computer equipment, infrastructure and project consultancy costs related to the new European distribution center.

      The Company also has a five-year facility with a syndicate of banks led by Bank of America which expires in September 2002 and which provides a line of credit of up to $700.0 million. The Company may select from various interest rate options and maturities under this facility. This credit facility currently serves as a primary funding vehicle for the Company’s European operations. The credit agreement contains various covenants, none of which management believes materially limits the Company’s financial flexibility to pursue its intended financial strategy.

      During the first half of fiscal 2001, the Company’s shareholders’ equity increased by $306.5 million to $2,208.4 million at December 29, 2000, while total debt increased by $1,169.4 million to $3,107.3 million. As a result, the total debt to capital (shareholders’ equity plus total debt) ratio was 58.5% at December 29, 2000 as compared with 50.5% at June 30, 2000. The Company’s favorable balance sheet ratios would facilitate additional financing, if, in the opinion of management, such financing would enhance the future operations of the Company.

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

Acquisitions

      On July 3, 2000, the Company acquired Savoir Technology Group, Inc., a leading distributor of IBM mid-range server products in the Americas. In the merger, holders of Savoir common stock received 0.11452 of a share of Avnet common stock for each share of Savoir common stock, and cash in lieu of fractional Avnet shares. The exchange ratio, as well as the price paid for fractional shares, was based upon an Avnet stock price capped at $34.2736 as adjusted to reflect the stock split. Holders of Savoir series A preferred received 0.16098 of a share of Avnet common stock for each share they held and cash in lieu of fractional Avnet shares. The total cost of the acquisition of Savoir including estimated expenses was approximately $144.6 million, consisting of the cost for the Savoir shares of $110.8 million in Avnet stock and $0.8 million in Avnet stock options (net of related tax benefits of $0.5 million) as well as $0.8 million for direct transaction expenses and $32.2 million for the payoff of pre-existing Savoir debt. The above dollar value of Avnet stock reflects the issuance of 3,736,954 shares, as adjusted to reflect the Stock Split, of Avnet stock valued at an assumed price of $29.66, as adjusted to reflect the Stock Split, based on the average closing price of Avnet common stock for a period commencing two trading days before and ending one trading day after June 30, 2000. The acquisition has been accounted for as a purchase.

      On October 31, 2000, the Company completed its acquisition of certain European operations of the VEBA Electronics Group consisting of (a) the Germany-headquarted EBV Group, consisting of EBV Electronik and WBC, both pan-European semiconductor distributors, and Atlas Services Europe, a logistics provider for EBV and WBC; and (b) the Germany-based RKE Systems, a computer products and services distributor. The amount paid at closing of $740.7 million includes the payoff of substantially all of the debt on the books of the companies acquired and is subject to closing adjustments. As part of the agreement among the consortium members, Avnet loaned $50.0 million to Schroder Ventures to enable Schroder Ventures to close the transaction.

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

Market Risks

      Many of the Company’s operations, primarily its international subsidiaries, occasionally purchase and sell products in currencies other than their functional currencies. This subjects the Company to the risks associated with fluctuations of foreign currency exchange rates. The Company reduces this risk by utilizing natural hedging (offsetting receivables and payables) as well as by creating offsetting positions through the use of derivative financial instruments, primarily forward foreign exchange contracts with maturities of less than sixty days. The market risk related to the foreign exchange contracts is offset by the changes in valuation of the underlying items being hedged. The amount of risk and the use of derivative financial instruments described above is not material to the Company’s financial position or results of operations. As of January 25, 2001, approximately 29% of the Company’s outstanding debt was in fixed rate instruments and 71% was subject to variable short-term interest rates. Accordingly, the Company will be impacted by any change in short-term interest rates. The Company does not hedge either its investment in its foreign operations or its floating interest rate exposures. The Company adopted the Financial Accounting Standards Board’s Statement of Financial Accounting Standards No. 133 (“SFAS 133”) “Accounting for Derivative Instruments and Hedging Activities” on July 1, 2000. The adoption of SFAS 133 did not have a material impact on the Company’s financial statements.

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

PART II

OTHER INFORMATION

Item 4.  Submission of Matters to a Vote of Security Holders:

      (a)  The 2000 Annual Meeting of Shareholders of the Company was held on November 20, 2000. The continuation of the 2000 Annual Meeting of Shareholders was held on December 1, 2000.

      (b)  Not required. Proxies were solicited by the Company pursuant to Regulation 14A under the Securities Exchange Act of 1934, and no solicitation in opposition to management’s nominees for the board of directors was made. All of the nominees were elected.

      (c)  The shareholders of the Company were asked to vote upon (i) election of directors, (ii) a proposal to approve and adopt annual incentive compensation terms for the Chairman of the Board and Chief Executive Officer, (iii) a proposal to approve and adopt an amendment to the Company’s Certificate of Incorporation to increase the number of authorized shares of common stock, (iv) a proposal to approve and adopt an amendment to the Company’s Certificate of Incorporation to reduce the shareholder vote required to approve certain transactions (v) a proposal to approve and adopt other amendments to the Company’s Certificate of Incorporation, and (vi) ratification of the appointment of Arthur Andersen LLP as independent auditors for fiscal year 2001. The shareholders voted on items (i), (ii), (iii), (v) and (vi) at the meeting held on November 20, 2000 and voted on item (iv) at the continuation of the meeting held on December 1, 2000. All proposals were adopted by the shareholders by the following votes:

Election of Directors:	For	Withheld

Eleanor Baum	73,489,465	357,527

J. Veronica Biggins	73,489,262	357,730

Lawrence W. Clarkson	73,497,344	349,648

Ehud Houminer	73,498,361	348,631

James A. Lawrence	73,494,722	352,270

Salvatore J. Nuzzo	73,492,414	354,578

Ray M. Robinson	72,887,331	959,661

Frederic Salerno	73,493,840	353,152

Gary L. Tooker	73,499,930	347,062

Roy Vallee	64,811,984	9,035,008

Matter	For	Against	Abstain

Approve and adopt annual incentive compensation terms for the Chairman of the Board and Chief Executive Officer	70,707,352	2,924,991	214,649

Approve and adopt an amendment to the Company’s Certificate of Incorporation to increase the number of authorized shares of common stock	62,548,094	8,795,038	2,503,860

Approve and adopt an amendment to the Company’s Certificate of Incorporation to reduce the shareholder vote required to approve certain transactions	63,164,644	934,225	2,580,009

Approve and adopt other amendments to the Company’s Certificate of Incorporation	73,280,143	326,734	240,115

Ratification of the appointment of Arthur Andersen LLP as independent auditors	73,684,774	54,192	108,026

      (d)  Not applicable.

Item 6.  Exhibits and Reports on Form 8-K:

A.  Exhibits

Exhibit
No.

2.	Share Purchase Agreement dated August 7, 2000 by and among VEBA Electronics GmbH, EBV Verwaltungs GmbH i. L., Viterra Grundstucke Verwaltungs GmbH, VEBA Electronics LLC, VEBA Electronics Beteiligungs GmbH, VEBA Electronics (UK) Plc, Raab Karcher Electronics Systems Plc, and E.ON Aktiengesellshcaft and Arrow Electronics, Inc., the Company and Cherrybright Limited (incorporated by reference to the Company’s Current Report on Form 8-K bearing cover date of August 7, 2000, Exhibit 2).*
3A.	Restated Certificate of Incorporation of the Company (incorporated herein by reference to the Company’s Current Report on Form 8-K bearing cover date of February 12, 2001 Exhibit 3(i)).
3B.	By-Laws of the Company (incorporated herein by reference to the Company’s Current Report on Form 8-K bearing cover date of February 12, 1996, Exhibit 3(ii)).
4.	Note: The total amount of securities authorized under any instrument which defines the rights of holders of the Company’s long-term debt does not exceed 10% of the total assets of the Company and its subsidiaries on a consolidated basis. Therefore, none of such instruments are required to be filed as exhibits to this Report. The Company agrees to furnish copies of such instruments to the Commission upon request.
10.	Managing Director Contract dated January 22, 2001 between the Company’s Avnet Alfapower GmbH subsidiary and Axel Hartstang (incorporated by reference to the Company’s Current Report on Form 8-K bearing cover date of February 12, 2001(Exhibit 99)).

*	This exhibit does not include the exhibits and schedules thereto as listed in its table of contents. The Company undertakes to furnish any such exhibits and schedules to the Commission upon request.

B.  Reports on Form 8-K

      The Company filed the following Current Reports on Form 8-K during the quarter for which this report is filed: (i) Current Report on Form 8-K bearing cover date of October 12, 2000 whereby the Company reported under Items 5 and 7 that it had sold $325,000,000 aggregate principal amount of Floating Rate Notes due 2001 and $200,000,000 aggregate principal amount of 8.20% Notes due 2003; (ii) Current Report on Form 8-K bearing cover date of October 20, 2000 whereby the Company reported under Items 7 and 9 that it had issued a press release concerning the fiscal year 2001 first quarter earnings conference call; (iii) Current Report on Form 8-K bearing cover date of October 20, 2000 whereby the Company reported under Items 7 and 9 concerning its Annual Meeting of Shareholders and Annual Investor Relations Day; (iv) Current Report on Form 8-K bearing cover date of October 26, 2000 whereby the Company reported under Items 5 and 7 that it had issued a press release concerning the Company’s results for the first quarter of fiscal year 2001; (v) Current Report on Form 8-K bearing cover date of October 26, 2000 whereby the Company reported under Items 5 and 7 that it had sold an additional $50,000,000 aggregate principal amount of its 8.20% Notes due 2003; and (vi) Current Report on Form 8-K bearing cover date of October 31, 2000 whereby the Company reported under Items 2 and 7 that it had completed its acquisition of certain European operations of the VEBA Electronics Group.

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

John F. Cole
Controller and Principal Accounting Officer

February 12, 2001

Date

EXHIBIT INDEX

Exhibit
No.	Description

2.	Share Purchase Agreement dated August 7, 2000 by and among VEBA Electronics GmbH, EBV Verwaltungs GmbH i. L., Viterra Grundstucke Verwaltungs GmbH, VEBA Electronics LLC, VEBA Electronics Beteiligungs GmbH, VEBA Electronics (UK) Plc, Raab Karcher Electronics Systems Plc, and E.ON Aktiengesellshcaft and Arrow Electronics, Inc., the Company and Cherrybright Limited (incorporated by reference to the Company’s Current Report on Form 8-K bearing cover date of August 7, 2000, Exhibit 2).*
3A.	Restated Certificate of Incorporation of the Company (incorporated herein by reference to the Company’s Current Report on Form 8-K bearing cover date of February 12, 2001 Exhibit 3(i)).
3B.	By-Laws of the Company (incorporated herein by reference to the Company’s Current Report on Form 8-K bearing cover date of February 12, 1996, Exhibit 3(ii)).
4.	Note: The total amount of securities authorized under any instrument which defines the rights of holders of the Company’s long-term debt does not exceed 10% of the total assets of the Company and its subsidiaries on a consolidated basis. Therefore, none of such instruments are required to be filed as exhibits to this Report. The Company agrees to furnish copies of such instruments to the Commission upon request.
10.	Managing Director Contract dated January 22, 2001 between the Company’s Avnet Alfapower GmbH subsidiary and Axel Hartstang (incorporated by reference to the Company’s Current Report on Form 8-K bearing cover date of February 12, 2001(Exhibit 99)).

*	This exhibit does not include the exhibits and schedules thereto as listed in its table of contents. The Company undertakes to furnish any such exhibits and schedules to the Commission upon request.