Form 10-Q
period 2001-03-30
AVNET INC
filed 2001-05-14
CIK 8858

________________________________________________________________________________

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE

SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 30, 2001

Commission File #1-4224

AVNET, INC.

Incorporated in New York

IRS Employer Identification No. 11-1890605

2211 South 47th Street, Phoenix, Arizona 85034

(480) 643-2000

      Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days. Yes    No

      The total number of shares outstanding of the registrant’s Common Stock (net of treasury shares) as of April 27, 2001 — 92,454,734 shares.

FORWARD-LOOKING STATEMENTS
PART I FINANCIAL INFORMATION
Item 1. Financial Statements
AVNET, INC. AND SUBSIDIARIES CONSOLIDATED BALANCE SHEETS
AVNET, INC. AND SUBSIDIARIES CONSOLIDATED STATEMENTS OF INCOME
AVNET, INC. AND SUBSIDIARIES CONSOLIDATED STATEMENTS OF INCOME
AVNET, INC. AND SUBSIDIARIES CONSOLIDATED STATEMENTS OF CASH FLOWS
AVNET, INC. AND SUBSIDIARIES NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
Item 3. Quantitative and Qualitative Disclosures About Market Risk
PART II -- OTHER INFORMATION
Item 6. Exhibits and Reports on Form 8-K
SIGNATURES

AVNET, INC. AND SUBSIDIARIES

INDEX

			Page
			No.

Forward-Looking Statements			2
Part I.	Financial Information:
	Item 1.	Financial Statements:

		Consolidated Balance Sheets March 30, 2001 and June 30, 2000	3

		Consolidated Statements of Income — Nine Months Ended March 30, 2001 and March 31, 2000	4

		Consolidated Statements of Income — Third Quarters Ended March 30, 2001 and March 31, 2000	5

		Consolidated Statements of Cash Flows — Nine Months Ended March 30, 2001 and March 31, 2000	6

		Notes to Consolidated Financial Statements	7–11

	Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	12–18

	Item 3.	Quantitative and Qualitative Disclosures About Market Risk	18
Part II.	Other Information:

	Item 6.	Exhibits and Reports on Form 8-K	19

Signature Page			21

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

PART I

FINANCIAL INFORMATION

Item 1.  Financial Statements

AVNET, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(Dollars in thousands, except share amounts)

	March 30,	June 30,
	2001	2000

	(unaudited)	(audited)

Assets:

Current assets:

Cash and cash equivalents	$100,653	$167,192

Receivables, less allowances of $59,771 and $43,623, respectively	2,233,669	1,750,827

Inventories (Note 3)	2,140,264	1,887,280

Other	88,825	67,956

Total current assets	4,563,411	3,873,255

Property, plant & equipment, net	404,378	289,902

Goodwill, net of accumulated amortization of $101,866 and $79,648, respectively	1,236,711	856,831

Other assets	232,917	224,367

Total assets	$6,437,417	$5,244,355

Liabilities:

Current liabilities:

Borrowings due within one year	$1,131,123	$499,287

Accounts payable	1,006,055	1,102,510

Accrued expenses and other	434,434	301,977

Total current liabilities	2,571,612	1,903,774

Long-term debt, less due within one year	1,632,925	1,438,610

Total liabilities	4,204,537	3,342,384

Commitments and contingencies (Note 4)

Shareholders’ equity (Notes 5 and 6):

Common stock $1.00 par, authorized 300,000,000 shares and 120,000,000 shares, respectively; issued 92,458,000 shares and 90,757,000 shares, respectively	92,458	90,757

Additional paid-in capital	362,703	309,604

Retained earnings	1,801,526	1,616,692

Cumulative translation adjustments	(23,499)	(54,582)

Cumulative valuation adjustments	—	2,293

Treasury stock at cost, 11,543 shares and 2,396,000 shares, respectively	(308)	(62,793)

Total shareholders’ equity	2,232,880	1,901,971

Total liabilities and shareholders’ equity	$6,437,417	$5,244,355

See Notes to Consolidated Financial Statements

AVNET, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF INCOME

(In thousands, except per share data)

	Nine Months Ended

	March 30,	March 31,
	2001	2000

	(unaudited)	(unaudited)

Sales	$9,557,204	$6,443,264

Cost of sales (Note 7)	8,149,617	5,548,890

Gross profit	1,407,587	894,374

Selling, shipping, general and administrative expenses (Note 7)	915,998	703,394

Operating income	491,589	190,980

Other income, net	6,588	2,973

Interest expense	(137,583)	(54,229)

Income before income taxes	360,594	139,724

Income taxes	154,998	61,140

Net income	$205,596	$78,584

Earnings per share (Note 8):

Basic	$2.23	$0.98

Diluted	$2.21	$0.97

Shares used to compute earnings per share (Note 8):

Basic	92,258	80,192

Diluted	93,099	80,867

See Notes to Consolidated Financial Statements

AVNET, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF INCOME

(In thousands, except per share data)

	?Third Quarters Ended?

	March 30,	March 31,
	2001	2000

	(unaudited)	(unaudited)

Sales	$3,208,574	$2,686,170

Cost of sales (Note 7)	2,733,382	2,305,268

Gross profit	475,192	380,902

Selling, shipping, general and administrative expenses (Note 7)	326,948	282,525

Operating income	148,244	98,377

Other income, net	4,596	153

Interest expense	(51,521)	(26,629)

Income before income taxes	101,319	71,901

Income taxes	43,530	30,595

Net income	$57,789	$41,306

Earnings per share (Note 8):

Basic	$0.63	$0.47

Diluted	$0.62	$0.46

Shares used to compute earnings per share (Note 8):

Basic	92,348	87,941

Diluted	93,230	88,963

See Notes to Consolidated Financial Statements

AVNET, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Dollars in thousands)

	Nine Months Ended

	March 30,	March 31,
	2001	2000

	(unaudited)	(unaudited)

Cash flows from operating activities:

Net income	$205,596	$78,584

Non-cash and other reconciling items:

Depreciation and amortization	79,112	50,787

Deferred taxes	55	4

Other, net (Note 9)	17,801	33,989

	302,564	163,364

Changes in (net of effects of businesses acquired):

Receivables	(21,400)	(308,780)

Inventories	(8,675)	(304,029)

Payables, accruals and other, net	(342,778)	(45,163)

Net cash flows used for operating activities	(70,289)	(494,608)

Cash flows from financing activities:

Issuance of notes in public offering, net of issuance costs	572,387	356,049

Proceeds from commercial paper and bank debt, net	279,864	692,467

Borrowings (payment) of other debt, net	7,766	(105)

Cash dividends (Note 9)	(20,458)	(11,578)

Other, net	2,674	19,775

Net cash flows provided from financing activities	842,233	1,056,608

Cash flows from investing activities:

Purchases of property, plant and equipment	(102,445)	(86,653)

Acquisition of operations, net (Note 9)	(699,689)	(595,382)

Investments in non-consolidated entities (Note 9)	(30,973)	(22,741)

Net cash flows used for investing activities	(833,107)	(704,776)

Effect of exchange rate changes on cash and cash equivalents	(5,376)	(486)

Cash and cash equivalents:

• decrease	(66,539)	(143,262)

• at beginning of year	167,192	311,982

• at end of period	$100,653	$168,720

Additional cash flow information (Note 9)

See Notes to Consolidated Financial Statements

AVNET, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.	In the opinion of management, the accompanying consolidated financial statements contain all adjustments necessary, all of which are of a normal recurring nature except for the incremental special charges discussed in Note 7, to present fairly the Company’s financial position as of March 30, 2001 and June 30, 2000; the results of operations for the nine months and third quarters ended March 30, 2001 and March 31, 2000; and the cash flows for the nine months ended March 30, 2001 and March 31, 2000. For further information, refer to the consolidated financial statements and accompanying notes included in the Company’s Annual Report on Form 10-K for the fiscal year ended June 30, 2000.

2.	The results of operations for the nine months and third quarter ended March 30, 2001 are not necessarily indicative of the results to be expected for the full year.

3.	Inventories:

	March 30,	June 30,
	2001	2000

	(Thousands)

Finished goods	$2,058,188	$1,811,699

Work in process	5,460	6,742

Purchased parts and raw materials	76,616	68,839

	$2,140,264	$1,887,280

4.	From time to time, the Company may become liable with respect to pending and threatened litigation, taxes, and environmental and other matters. The Company has been designated a potentially responsible party or has had other claims made against it in connection with environmental clean-ups at several sites. Based upon the information known to date, management believes that the Company has appropriately reserved for its share of the costs of the clean-ups and it is not anticipated that any contingent matters will have a material adverse impact on the Company’s financial condition, liquidity or results of operations.

5.	Number of shares of common stock reserved for stock option and stock incentive programs as of

March 30, 2001	12,962,756

6.	Comprehensive income:

	Nine Months Ended

	March 30,	March 31,
	2001	2000

	(Thousands)

Net income	$205,596	$78,584

Foreign currency translation adjustments	31,083	(7,541)

Valuation adjustment — unrealized gain (loss) on investments in marketable securities	(2,293)	2,885

Total comprehensive income	$234,386	$73,928

	Quarters Ended

	March 30,	March 31,
	2001	2000

Net income	$57,789	$41,306

Foreign currency translation adjustments	(28,463)	(6,767)

Valuation adjustment — unrealized gain (loss) on investments in marketable securities	—	(10,025)

Total comprehensive income	$29,326	$24,514

AVNET, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Cumulative other comprehensive income (loss) items, consisting of translation and valuation adjustments, totaled ($23,499,000) and ($52,289,000) at March 30, 2001 and June 30, 2000, respectively.

7.	During the third quarter of fiscal 2000, the Company recorded $14,823,000 pre-tax and $8,877,000 after-tax ($0.10 per share on a diluted basis) of incremental special charges associated with the integration of Eurotronics B.V. and SEI Macro Group into Electronics Marketing (“EM”) EMEA ($10,120,000 pre-tax), the integration of JBA Computer Solutions into Computer Marketing (“CM”) North America ($3,146,000 pre-tax), and costs related to the consolidation of EM’s European warehousing operations ($1,557,000 pre-tax). Approximately $13,327,000 of the pre-tax charge was included in operating expenses and $1,496,000 was included in cost of sales, which represented a non-cash write-down. These charges include severance, inventory reserves related to termination of product lines, write-downs associated with the disposal of fixed assets and other items.

During the second quarter of fiscal 2000, the Company recorded $28,030,000 pre-tax and $17,573,000 after-tax ($0.21 per share on a diluted basis) of incremental special charges associated with the integration of Marshall Industries into the Company ($18,413,000 pre-tax), the reorganization of the Company’s EM Asian operations ($5,409,000 pre-tax), costs related to the consolidation of the Company’s EM European warehousing operations ($1,509,000 pre-tax) and costs incurred in connection with its lawsuit against Wyle Laboratories, Inc. ($2,699,000 pre-tax). Approximately $17,739,000 of the pre-tax charge was included in operating expenses and $10,291,000 was included in the cost of sales. The charges related to the integration of Marshall Industries, the reorganization of the Asian operations and the consolidation of the European warehousing operations are comprised of severance, inventory reserves related to termination of product lines, real property lease terminations, employee and facility relocation costs, special incentive payments and other items.

During the first quarter of fiscal 2000, the Company recorded $6,111,000 pre-tax (all included in operating expenses) and $3,976,000 after-tax ($0.06 per share on a diluted basis) of incremental special charges associated with the reorganization of the EM European operations consisting primarily of costs related to the consolidation of warehousing operations. These charges included severance, adjustments of the carrying value of fixed assets, real property lease terminations and other items.

The total amount of special charges recorded in the first nine months of fiscal 2000 amounted to $48,964,000 pre-tax, $30,426,000 after-tax and $0.38 per share on a diluted basis. The impact on diluted earnings per share for the first nine months of fiscal 2000 related to the special charges described above is different than the sum of the applicable amounts for each of the first three quarters ($0.38 as compared with $0.37) due to the effect of the issuance of shares in connection with the acquisition of Marshall Industries and Eurotronics B.V. on average shares outstanding.

AVNET, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

8.	Earnings per share:

	Nine Months Ended

	March 30,	March 31,
	2001	2000

	(Thousands, except per
	share data)

Net income	$205,596	$78,584

Weighted average common shares for basic earnings per share	92,258	80,192

Net effect of dilutive stock options and restricted stock awards	841	675

Weighted average common shares for diluted earnings per share	93,099	80,867

Basic earnings per share	$2.23	$0.98

Diluted earnings per share	$2.21	$0.97

	Quarters Ended

	March 30,	March 31,
	2001	2000

Net income	$57,789	$41,306

Weighted average common shares for basic earnings per share	92,348	87,941

Net effect of dilutive stock options and restricted stock awards	882	1,022

Weighted average common shares for diluted earnings per share	93,230	88,963

Basic earnings per share	$0.63	$0.47

Diluted earnings per share	$0.62	$0.46

All share and per share data for fiscal 2000 has been restated to reflect a two-for-one split of the Company’s common stock distributed on September 28, 2000 to shareholders of record on September 18, 2000.

9.	Additional cash flow information:

Other non-cash and other reconciling items primarily includes the provision for doubtful accounts, gains/losses on the sale of businesses and disposition of fixed assets, and certain non-recurring items (see Note 7).

Due to the Company’s fiscal calendar and its historical dividend payment dates, the first nine months of fiscal 2000 contained two quarterly dividend payments as compared with three payments in the first nine months of fiscal 2001.

Acquisitions of operations in the first nine months of fiscal 2001 includes primarily the October 31, 2000 acquisition of the EBV Group and RKE Systems (including a $50 million loan to Schroder Ventures — see “Acquisition” section of Management’s Discussion and Analysis of Financial Conditions and Results of Operations (“MD&A”)), contingent purchase price payouts associated with businesses acquired in prior fiscal years and the paydown of debt existing at the date of acquisition of Savoir Technology Group, Inc., net of cash acquired. Investments in non-consolidated entities during the first nine months of fiscal 2001 include primarily cash expended in connection with Spin Circuit, Inc., which provides an online design environment for engineers. The purchase prices for the acquisitions accounted for as purchases have been allocated, on a preliminary basis, to the assets acquired and liabilities assumed based upon

AVNET, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

estimated fair values as of the acquisition date and are subject to adjustment when additional information concerning asset and liability valuations is finalized. These acquisitions were financed by a variety of debt facilities and through issuance of equity which are described in the “Liquidity and Capital Resources” section of the MD&A.

Interest and income taxes paid in the first nine months were as follows:

	Nine Months Ended

	March 30,	March 31,
	2001	2000

	(Thousands)

Interest	$134,169	$54,597

Income taxes	116,326	209,438

10.	Segment information:

The Company’s newest segment, Avnet Applied Computing (“AAC”), began operating in the Americas effective as of the beginning of the second quarter of fiscal 2000, in Europe effective as of the beginning of the third quarter of fiscal 2000 and in Asia effective as of the beginning of the first quarter of fiscal 2001. The results for AAC in the Americas, Europe and Asia prior to the beginning of the second and third quarters of fiscal 2000 and the first quarter of fiscal 2001, respectively, are included in EM and CM as the results of the operating groups have not been restated. The comparative information indicated below has been significantly impacted by the Company’s recent acquisitions. See the “Acquisition” section contained in MD&A.

	Nine Months Ended		Quarters Ended

	March 30,	March 31,	March 30,	March 31,
	2001	2000	2001	2000

	(Thousands)

Sales:

Electronics Marketing	$6,361,141	$4,658,391	$2,084,555	$1,925,417

Computer Marketing	1,888,384	1,344,474	577,585	456,753

Avnet Applied Computing	1,307,679	440,399	546,434	304,000

	$9,557,204	$6,443,264	$3,208,574	$2,686,170

Operating Income:

Electronics Marketing	$449,612	$251,916	$133,195	$118,036

Computer Marketing	56,996	24,573	17,075	7,538

Applied Computing	46,992	12,109	19,916	8,346

Corporate and special charges	(62,011)	(97,618)	(21,942)	(35,543)

	$491,589	$190,980	$148,244	$98,377

Sales, by geographic area:

Americas	$6,457,370	$4,696,219	$1,916,207	$1,883,019

EMEA	2,688,702	1,423,709	1,166,877	681,734

Asia/ Pacific	411,132	323,336	125,490	121,417

	$9,557,204	$6,443,264	$3,208,574	$2,686,170

AVNET, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

	March 30,	June 30,
	2001	2000

	(Thousands)

Assets:

Electronics Marketing	$3,433,069	$3,107,973

Computer Marketing	751,640	655,183

Avnet Applied Computing	607,488	226,762

Corporate	1,645,220	1,254,437

	$6,437,417	$5,244,355

Assets, by geographic area:

Americas	$4,278,314	$3,796,908

EMEA	1,885,888	1,165,809

Asia/ Pacific	273,215	281,638

	$6,437,417	$5,244,355

11.	On March 21, 2001, the Company entered into a definitive agreement to acquire Kent Electronics Corporation in a stock-for-stock merger transaction. The merger transaction is expected to close in June 2001. For further information see “acquisitions” section of the MD&A.

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

      The results for the current year include a number of acquisitions completed by the Company during fiscal years 2000 and 2001 which affect the comparative financial results discussed below. These acquisitions include the October 1999 acquisition of Marshall Industries (which included the acquisition of 16% of Eurotronics B.V.) and 94% of the SEI Macro Group; the November 1999, acquisition of PCD Italia S.r.l. and Matica S.p.A.; the January 2000 acquisition of Eurotronics B.V. (including the remaining 6% of the SEI Macro Group); and the July 2000 acquisition of the Savoir Technology Group, Inc. Also during fiscal 2000, the Company completed the acquisitions of Cosco Electronics/ Jung Kwang and SEI Nordstar S.p.A. In addition, on October 31, 2000 the Company completed the acquisition of the EBV Group and RKE Systems as more fully described below. Marshall Industries and the Savoir Technology Group, Inc. have been merged primarily into EM and CM, respectively, with a relatively small portion having been merged into AAC. The EBV Group and RKE Systems have been merged primarily into EM and AAC, respectively, with a relatively small portion having been merged into CM. PCD Italia S.r.l. and Matica S.p.A are part of CM, while all of the remaining acquisitions mentioned above are part of EM.

      On August 31, 2000, the Company’s Board of Directors declared a two-for-one stock split to be effected in the form of a stock dividend (the “Stock Split”). The additional common stock was distributed on September 28, 2000 to shareholders of record on September 18, 2000. All references in this MD&A and elsewhere in this Report, to the number of shares, per share amounts and market prices of the Company’s common stock have been restated to reflect the Stock Split and the resulting increase in the number of shares outstanding.

Results of Operations

      Consolidated sales were $3.21 billion in the third quarter of fiscal 2001 ended March 30, 2001, up 19% as compared with $2.69 billion in the prior year third quarter. A significant portion of the increase in consolidated sales, as well as the sales for each operating group, was due to the acquisitions mentioned above. On a sequential quarterly basis, consolidated sales were down 5% and, excluding the impact of acquisitions, consolidated sales were down approximately 12% as compared with the second quarter of the current fiscal year as the Company was severely impacted by the well-documented downturn in the electronics industry as well as by economic conditions in the United States. The electronic components industry is experiencing a significant inventory correction, the result of excess inventories that were built up over the last several quarters as growth in the end markets slowed due to economic conditions in the United States. This is most evident in the communications equipment market where finished goods inventory has grown dramatically and has created a demand/ supply imbalance, which has triggered the down cycle in the components business. The result was a sharp decline in demand for electronic components in North America and Asia, and somewhat weaker computer sales causing negative sequential revenue growth for Avnet. Sales for EM in the third quarter of fiscal 2001 were $2.08 billion, up 8% as compared with last year’s third quarter sales of $1.93 billion and down 5% when compared with sales of $2.18 billion in the immediately preceding second quarter of fiscal 2001. EM Americas’ sales were $1.23 billion in the third quarter of this year, down 9% as compared with the prior year third quarter sales of $1.36 billion. Sales for EM EMEA and EM Asia in the current year’s third quarter were $753.4 million and $99.9 million, respectively, representing a 66% increase for EM EMEA and a 12% decrease for EM Asia as compared with last year’s third quarter. CM’s sales for the third quarter of fiscal 2001 were $577.6 million, up 26% as compared with $456.8 million in the third quarter of last year. AAC, which began operations in the second quarter of fiscal 2000 as described above, recorded sales of $546.4 million in the third quarter of fiscal 2001 up 80% as compared with sales of $304.0 million in the third quarter of last year.

      Included in the Company’s prior year third quarter results are $14.8 million pre-tax ($13.3 million included in operating expenses and $1.5 million included in cost of sales), $8.9 million after-tax and $0.10 per share on a diluted basis of incremental special charges associated with the integration of Eurotronics B.V. and the SEI Macro Group into EM EMEA ($10.1 million pre-tax), the integration of JBA Computer Solutions into CM North America ($3.1 million pre-tax), and costs related to the consolidation of EM’s European warehousing operations ($1.6 million pre-tax). These charges are comprised of severance, inventory reserves related to terminations of product lines, write-downs associated with the disposals of fixed assets and other items. The costs associated with the consolidation of the European warehousing operations were due to the longer-than-expected startup of operations of the European distribution center located in Tongeren, Belgium and consist primarily of duplicative employee and property related costs.

      The results for the first nine months of fiscal 2000 were negatively impacted by $28.0 million pre-tax ($17.7 million included in operating expenses and $10.3 million included in cost of sales), $17.6 million after-tax and $0.21 per share on a diluted basis of incremental special charges recorded in the second quarter primarily associated with the integration of Marshall Industries into the Company, the reorganization of EM Asia, costs related to the consolidation of the Company’s EM European warehousing operations and costs incurred in connection with the Company’s lawsuit against Wyle Laboratories, Inc. and certain individuals. The charges related to the integration of Marshall Industries ($18.4 million) and the reorganization of the Asian operations ($5.4 million) were comprised of severance, inventory reserves related to termination of product lines, real property lease terminations, employee and facility relocation costs, special incentive payments and other items. The costs associated with the consolidation of the European warehousing operations ($1.5 million) were due to the longer-than-expected startup of operations of the European distribution center located in Tongeren, Belgium and consisted primarily of duplicative employee and property related costs. The costs incurred pertaining to the Wyle lawsuit ($2.7 million) in which the Company was the plaintiff related to legal and professional fees associated with the trial of the case, which commenced in September 1999. In August 2000 the parties agreed to settle the case by dismissing all claims and appeals with prejudice and with each side bearing its own costs and expenses.

      The results for the first nine months of fiscal 2000 also include $6.1 million pre-tax (included in operating expenses), $4.0 million after-tax and $0.06 per share on a diluted basis of incremental special charges recorded in the first quarter associated primarily with the reorganization of the Company’s EM European operations, consisting primarily of costs related to the centralization of warehousing operations in the Company’s new facility located in Tongeren, Belgium. These charges included severance, adjustment of the carrying value of fixed assets, real property lease terminations and other items.

      The total amount of special charges recorded in the first nine months of fiscal 2000 amounted to $48.9 million pre-tax ($37.1 million included in operating expenses and $11.8 million included in costs of sales), $30.4 million after-tax and $0.38 per share on a diluted basis. The impact on diluted earnings per share for the first nine months of fiscal 2000 related to the special charges described above is different than the sum of the applicable amounts for each of the first three quarters ($0.38 as compared with $0.37) due to the effect of the issuance of shares in connection with the acquisition of Marshall Industries and Eurotronics B.V. on average shares outstanding.

      Consolidated gross profit margins of 14.8% in the third quarter of fiscal 2001 were higher by 0.6% of sales as compared with 14.2% (excluding special charges) in the third quarter of last year. Operating expenses in absolute dollars were higher in the third quarter of fiscal 2001 as compared with the fiscal 2000 third quarter due primarily to the impact of acquisitions and have increased as a percentage of sales from 10.0% (excluding special charges) in fiscal 2000 to 10.2% in the current year. The increase in operating expenses as a percentage of sales, a sign of weakening productivity, was caused by the suddenness and severity of the downturn in the electronics component industry and the economy in general. In response to business conditions, the Company has already completed an initial round of expense reductions in the United States, and is currently planning further reductions. In addition, the Company is in the process of restructuring its EM European business, which will result in significant cost savings beginning in the early part of fiscal year 2002. This restructuring involves completing the integration of SEI Eurotronics, whose computer systems were successfully converted into the Company’s European SAP system at the end of March 2001, and EBV into EM EMEA. In Europe, the number of warehouses servicing EM EMEA is being reduced as the integration of SEI Eurotronics and EBV is completed. In fiscal 2000, the Company consolidated its EM regional warehouses in Europe into a new Tongeren, Belgium facility, but that was prior to integrating the acquisitions of SEI, the Macro Group and EBV. The next round of warehouse consolidation will integrate the warehousing operations of those acquisitions resulting in additional cost savings. In connection with this restructuring activity, it may be necessary for the Company to incur one-time costs, which are currently expected to be recorded in the fourth quarter of fiscal year 2001, relating to the expense reductions. At this time, such one time costs cannot be accurately estimated.

      As a result, operating income of $148.2 million in the third quarter of fiscal 2001 represented 4.6% of sales as compared with $113.2 million (excluding special charges) or 4.2% of sales in the third quarter of fiscal 2000. EM’s operating income before the allocation of corporate expenses, which included the impact of the EBV Group since its acquisition on October 31, 2000, was $133.2 million in the third quarter of fiscal 2001, up 12.8% as compared with $118.0 million in the prior year quarter. CM’s operating income before the allocation of corporate expenses, which included the impact of Savior since its acquisition in July 2000, was $17.1 million in the third quarter of fiscal 2001 as compared with $7.5 million in the third quarter of last year. AAC, which began operations in the second quarter of fiscal 2000, recorded operating income before allocation of corporate expenses of $19.9 million in the third quarter of fiscal 2001 as compared with $8.3 million in the third quarter of last year. AAC’s fiscal 2001 results included the results of RKE Systems which was acquired on October 31, 2000. Operating expenses recorded at the corporate level were $21.9 million in the third quarter of fiscal 2001 and $20.7 million (excluding special charges) in the third quarter of fiscal 2000.

      Interest expense for the third quarter of fiscal 2001 was significantly higher than last year’s third quarter due to the combination of higher debt levels as a result of the Company’s recent acquisition activity and an increase in working capital to support the growth in business, and also due to slightly higher interest rates. Higher interest rates were a result of the increase in short-term rates due to the rate hikes initiated by the Federal Reserve and, to a lesser extent, the increase in Avnet’s effective rate caused by the increase in the amount of long-term debt outstanding. On a sequential quarterly basis, interest expense was only $600,000 higher as the additional month of interest on the cash used to pay for the EBV and RKE acquisitions (the Company acquired those businesses on October 31, 2000, and therefore, only two months of interest were included in the second quarter results) was offset by the impact of the decrease in the amount of debt outstanding and slightly lower interest rates.

      As a result of the factors described above, net income in the third quarter of fiscal 2001 was $57.8 million, or $0.62 per share on a diluted basis, as compared with $50.2 million, or $0.56 per share on a diluted basis (excluding special charges) in the prior year’s third quarter. Including the special charges referred to above, the prior year’s third quarter net income was $41.3 million, or $0.46 per share on a diluted basis.

      Consolidated sales for the first nine months of fiscal 2001 were $9.56 billion, up 48% as compared with $6.44 billion in the first nine months of last year. A significant portion of the increase in consolidated sales, as well as the increase in sales for each of the operating groups, was due to the acquisitions mentioned above. EM’s sales of $6.36 billion and CM’s sales of $1.89 billion in the first nine months of fiscal 2001 were up 37% and 40%, respectively, as compared with the prior year’s, first nine months sales of $4.66 billion for EM and $1.34 billion for CM. AAC had sales of $1.31 billion in the first nine months of fiscal 2001 as compared with sales of $440 million in the first nine months of fiscal 2000.

      Consolidated gross profit margins in the first nine months of fiscal 2001 were 14.7% as compared with 14.1% (excluding special charges) in the prior year period. Operating expenses (excluding special charges) as a percentage of sales decreased to 9.6% in the first nine months of fiscal 2001 from 10.3% in the first nine months of last year. As a result, operating income as a percentage of sales increased to 5.1% in this year’s first nine months as compared with 3.7% (excluding special charges) in the same period last year.

      Interest expense was significantly higher in the first nine months of fiscal 2001 as compared with the first nine months of fiscal 2000 due to the combination of higher debt levels as a result of the Company’s recent acquisition activity, the additional working capital requirements to support the growth in business and higher interest rates during fiscal 2001.

      Net income for the first nine months of fiscal 2001 was $205.6 million, or $2.21 per share on a diluted basis, as compared with $109.0 million, or $1.35 per share on a diluted basis, in the first nine months of last year (excluding special charges). Including the special charges described above, net income in the first nine months of fiscal 2000 was $78.6 million, or $0.97 per share on a diluted basis.

Liquidity and Capital Resources

      During the first nine months of fiscal 2001, the Company generated $302.6 million from income before depreciation, amortization and other non-cash items, and used $372.9 million to increase working capital, resulting in $70.3 million of net cash flows being used for operations. In addition, the Company used $125.6 million for other normal business operations including purchases of property, plant and equipment ($102.4 million), dividends ($20.5 million) and other items ($2.7 million). This resulted in $195.9 million being used for normal business operations. The Company also used $730.7 million for acquisitions and investments in non-consolidated entities. This overall use of cash of $926.6 million was financed by the $860.0 million raised from the issuance of commercial paper, the issuance of notes in public offerings as described below and an increase in bank and other debt, and $66.6 million was provided from available cash and cash equivalents.

      The Company’s quick assets at March 30, 2001 totaled $2.33 billion as compared with $1.92 billion at June 30, 2000. At March 30, 2001, quick assets were less than the Company’s current liabilities by $237.3 million as compared with a $14.2 million excess at the end of fiscal 2000. Working capital at March 30, 2001 was $1.99 billion as compared with $1.97 billion at June 30, 2000. At March 30, 2001, to support each dollar of current liabilities, the Company had $0.91 of quick assets and $0.86 of other current assets, for a total of $1.77 as compared with $2.03 at the end of the prior fiscal year. The above balance sheet amounts at March 30, 2001 were significantly impacted by the acquisition of the EBV Group, RKE Systems and Savoir Technologies. The principal reason for the decline in the working capital and quick ratios indicated above was the increase in short-term borrowings as a result of a change in the Company’s debt structure. In addition, since the end of the December 2000 quarter, working capital has been reduced significantly as the Company continues to drive asset productivity in order to enhance return on capital. The Company is evaluating its capital structure and may, if deemed appropriate, issue equity or equity linked securities.

      In October 2000, the Company issued $250.0 million of 8.20% Notes due October 17, 2003 (the “8.20% Notes”) and $325.0 million of Floating Rate Notes due October 17, 2001 (the “Floating Rate Notes”). The proceeds from the sale of the 8.20% Notes and the Floating Rate Notes were approximately $572.4 million after deduction of underwriting discounts and other expenses associated with the sale. The Floating Rate Notes will bear interest at an annual rate equal to three-month LIBOR, reset quarterly, plus 87.5 basis points (.875%). The initial rate on the Floating Rate Notes was 7.65% per annum and the current rate is 5.65% per annum. After temporarily using the net proceeds from the 8.20% Notes and the Floating Rate Notes to pay down commercial paper and make investments in short-term securities, the net proceeds were used to fund the acquisition of the EBV Group and RKE Systems as described in the “Acquisitions” section below.

      On October 27, 2000, the Company entered into a $1.25 billion 364-day credit facility with a syndicate of banks led by Bank of America and Chase Manhattan Bank in order to replace the existing $500.0 million 364-day syndicated bank credit facility described below. This facility partially financed the acquisition of the EBV Group and RKE Systems and provided additional working capital capacity. The Company may select from various interest rate options and maturities under this facility, although the Company intends to utilize the facility primarily as back-up for its commercial paper program pursuant to which the Company is authorized to issue short-term notes for current operational business requirements. The credit agreement contains various covenants, none of which management believes materially limits the Company’s financial flexibility to pursue its intended business strategy.

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

      In June 1999, the Company entered into separate credit agreements with Banca Commerciale Italiana (BCI) and UniCredito Italiano (UCI). The agreements provided eighteen-month facilities with lines of credit totaling 83 billion Italian Lira. These facilities matured on December 18, 2000. At that time, the agreement with BCI was terminated, and the agreement with UCI was extended through February 28, 2001. The extended agreement with UCI provided a line of credit totaling 53 billion Italian Lira. This facility was replaced with facilities providing lines of credit of approximately 90 billion Italian Lira (US dollar equivalent of approximately $41.2 million at March 30, 2001), which expire in January 2002. These facilities are currently being used primarily as a source of working capital financing for the Company’s Italian subsidiaries. In addition, in September 1998, the Company entered into an agreement with KBC, a Belgian bank, to finance the construction of the new Avnet Europe, NV/ SA distribution center in Tongeren, Belgium. The agreement provides for multiple term loans totaling 665 million Belgian Francs (US dollar equivalent of approximately $14.6 million at March 30, 2001) which may be converted into term loans with maturities between three and fifteen years. The facilities are currently being used to finance real estate, computer equipment, infrastructure and project consultancy costs related to the new European distribution center.

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

      During the first nine months of fiscal 2001, the Company’s shareholders’ equity increased by $330.9 million to $2,232.9 million at March 30, 2001, while total debt increased by $826.2 million to $2,764.0 million. As a result, the total debt to capital (shareholders’ equity plus total debt) ratio was 55.3% at March 30, 2001 as compared with 50.5% at June 30, 2000. The Company’s favorable balance sheet ratios would facilitate additional financing if, in the opinion of management, such financing would enhance the future operations of the Company.

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

      On March 21, 2001, the Company entered into a definitive agreement to acquire Kent Electronics Corporation in a stock-for-stock merger transaction whereby Kent shareholders will receive 0.87 of a share of Avnet stock for each share of Kent on a tax-free basis. The acquisition of Kent is expected to be accounted for as a pooling of interests. The merger has received all required regulatory approvals and is currently only subject to the approval of shareholders of both companies. The date of the special meetings of shareholders has been set for June 6, 2001 with closing to occur a day or two thereafter assuming the transaction is approved by the shareholders of both companies. The acquisition of Kent is part of the Company’s strategic plan to accelerate earnings growth. The 100% stock-for-stock transaction strengthens Avnet’s financial position by contributing strong earnings and operating cash flow which, when coupled with Kent’s strong balance sheet, will result in a favorable improvement in Avnet’s debt to capital ratio and other credit statistics. Additional information concerning this transaction can be found in the Form S-4 Registration Statement on file with the Securities and Exchange Commission.

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

Market Risks

      Many of the Company’s operations, primarily its international subsidiaries, occasionally purchase and sell products in currencies other than their functional currencies. This subjects the Company to the risks associated with fluctuations of foreign currency exchange rates. The Company reduces this risk by utilizing natural hedging (offsetting receivables and payables) as well as by creating offsetting positions through the use of derivative financial instruments, primarily forward foreign exchange contracts with maturities of less than sixty days. The market risk related to the foreign exchange contracts is offset by the changes in valuation of the underlying items being hedged. The amount of risk and the use of derivative financial instruments described above is not material to the Company’s financial position or results of operations. As of April 27, 2001, approximately 32% of the Company’s outstanding debt was in fixed rate instruments and 68% was subject to variable short-term interest rates. Accordingly, the Company will be impacted by any change in short-term interest rates. The Company does not hedge either its investment in its foreign operations or its floating interest rate exposures. The Company adopted the Financial Accounting Standards Board’s Statement of Financial Accounting Standards No. 133 (“SFAS 133”) “Accounting for Derivative Instruments and Hedging Activities” on July 1, 2000. The adoption of SFAS 133 did not have a material impact on the Company’s financial statements.

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

Item 3.  Quantitative and Qualitative Disclosures About Market Risk

      See Note 1 to the Consolidated Financial Statements included in the Company’s Annual Report on Form 10-K for the year ended June 30, 2000 and the “Liquidity and Capital Resources” and “Market Risks” sections of the MD&A in Item 2 of this Form 10-Q.

PART II — OTHER INFORMATION

Item 6.  Exhibits and Reports on Form 8-K

      A.  Exhibits:

Exhibit
Number

2		Amended and Restated Agreement and Plan of Merger dated as of March 21, 2001 by and between Avnet, Inc. and Kent Electronics Corporation (incorporated herein by reference to Appendix A to the Joint Proxy Statement/ Prospectus, dated April 26, 2001 included in the Registrant’s Registration Statement on Form S-4, Registration Number 333-58852).*
3	A	Restated Certificate of Incorporation of the Registrant (incorporated herein by reference to the Registrant’s Current Report on Form 8-K bearing cover date of February 12, 2001 Exhibit 3(i)).
3	B	By-Laws of the Company (incorporated herein by reference to the Company’s Current Report on Form 8-K bearing cover date of February 12, 1996, Exhibit 3(ii)).
4		Note: the total amount of securities authorized under any instrument which defines the rights of holders of the Registrant’s long-term debt does not exceed 10% of the total assets of the Registrant and its subsidiaries on a consolidated basis. Therefore, none of such instruments are required to be filed as exhibits to this Report. The Registrant agrees to furnish copies of such instruments to the Commission upon request.
10	A	Employment Agreement dated as of January 1, 2001 between the Registrant and Brian Hilton (incorporated by reference to the Registrant’s Current Report on Form 8-K bearing cover date of May 14, 2001, Exhibit 99A).
10	B	Employment Agreement dated as of January 1, 2001 between the Registrant and Steven C. Church (incorporated by reference to the Registrant’s Current Report on Form 8-K bearing cover date of May 14, 2001, Exhibit 99B).
10	C	Employment Agreement dated as of April 1, 2000 between the Registrant and Andrew Bryant (incorporated herein by reference to the Registrant’s Current Report on Form 8-K bearing cover date of May 14, 2001, Exhibit 99C).
10	D	Change of Control Agreement dated as of March 1, 2001 between the Registrant and David Birk (incorporated herein by reference to the Registrant’s Current Report on Form 8-K bearing cover date of May 14, 2001, Exhibit 99D).
10	E	Change of Control Agreement dated as of March 1, 2001 between the Registrant and Axel Hartstang (incorporated herein by reference to the Registrant’s Current Report on Form 8-K bearing cover date of May 14, 2001, Exhibit 99E).
10	F	Change of Control Agreement dated as of March 1, 2001 between the Registrant and Pat Jewett (incorporated herein by reference to the Registrant’s Current Report on Form 8-K bearing cover date of May 14, 2001, Exhibit 99F).
10	G	Change of Control Agreement dated as of March 1, 2001 between the Registrant and Edward B. Kamins (incorporated herein by reference to the Registrant’s Current Report on Form 8-K bearing cover date of May 14, 2001, Exhibit 99G).
10	H	Change of Control Agreement dated as of March 1, 2001 between the Registrant and Ray Sadowski (incorporated herein by reference to the Registrant’s Current Report on Form 8-K bearing cover date of May 14, 2001, Exhibit 99H).
10	I	Change of Control Agreement dated as of March 1, 2001 between the Registrant and George Smith (incorporated herein by reference to the Registrant’s Current Report on Form 8-K bearing cover date of May 14, 2001, Exhibit 99I).

*	This Exhibit does not include the exhibits and schedules thereto as listed in its table of contents. The Registrant undertakes to furnish any such exhibits and schedules to the Securities and Exchange commission upon its request.

      B.  Reports on Form 8-K:

      The Registrant filed the following Current Reports on Form 8-K during the quarter for which this Report is filed: (1) Current Report on Form 8-K bearing cover date of January 17, 2001 whereby the Registrant reported under Items 7 and 9 that it had issued a press release concerning the fiscal year 2001 second quarter earnings conference call; and (2) Current Report on Form 8-K bearing cover date of February 12, 2001 in which the Registrant filed, under Items 5 and 7, (a) the Registrant’s Restated Certificate of Incorporation dated December 11, 2000, and (b) a Managing Director Contract dated January 22, 2001 between the Company’s Avnet Alfapower GmbH subsidiary and Axel Hartstang.

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

John F. Cole
Controller and Principal Accounting Officer

Date: May 14, 2001

EXHIBIT INDEX

Exhibit
Number

2		Amended and Restated Agreement and Plan of Merger dated as of March 21, 2001 by and between Avnet, Inc. and Kent Electronics Corporation (incorporated herein by reference to Appendix A to the Joint Proxy Statement/ Prospectus, dated April 26, 2001 included in the Registrant’s Registration Statement on Form S-4, Registration Number 333-58852).*
3	A	Restated Certificate of Incorporation of the Registrant (incorporated herein by reference to the Registrant’s Current Report on Form 8-K bearing cover date of February 12, 2001 Exhibit 3(i)).
3	B	By-Laws of the Company (incorporated herein by reference to the Company’s Current Report on Form 8-K bearing cover date of February 12, 1996, Exhibit 3(ii)).
4		Note: the total amount of securities authorized under any instrument which defines the rights of holders of the Registrant’s long-term debt does not exceed 10% of the total assets of the Registrant and its subsidiaries on a consolidated basis. Therefore, none of such instruments are required to be filed as exhibits to this Report. The Registrant agrees to furnish copies of such instruments to the Commission upon request.
10	A	Employment Agreement dated as of January 1, 2001 between the Registrant and Brian Hilton (incorporated by reference to the Registrant’s Current Report on Form 8-K bearing cover date of May 14, 2001, Exhibit 99A).
10	B	Employment Agreement dated as of January 1, 2001 between the Registrant and Steven C. Church (incorporated by reference to the Registrant’s Current Report on Form 8-K bearing cover date of May 14, 2001, Exhibit 99B).
10	C	Employment Agreement dated as of April 1, 2000 between the Registrant and Andrew Bryant (incorporated herein by reference to the Registrant’s Current Report on Form 8-K bearing cover date of May 14, 2001, Exhibit 99C).
10	D	Change of Control Agreement dated as of March 1, 2001 between the Registrant and David Birk (incorporated herein by reference to the Registrant’s Current Report on Form 8-K bearing cover date of May 14, 2001, Exhibit 99D).
10	E	Change of Control Agreement dated as of March 1, 2001 between the Registrant and Axel Hartstang (incorporated herein by reference to the Registrant’s Current Report on Form 8-K bearing cover date of May 14, 2001, Exhibit 99E).
10	F	Change of Control Agreement dated as of March 1, 2001 between the Registrant and Pat Jewett (incorporated herein by reference to the Registrant’s Current Report on Form 8-K bearing cover date of May 14, 2001, Exhibit 99F).
10	G	Change of Control Agreement dated as of March 1, 2001 between the Registrant and Edward B. Kamins (incorporated herein by reference to the Registrant’s Current Report on Form 8-K bearing cover date of May 14, 2001, Exhibit 99G).
10	H	Change of Control Agreement dated as of March 1, 2001 between the Registrant and Ray Sadowski (incorporated herein by reference to the Registrant’s Current Report on Form 8-K bearing cover date of May 14, 2001, Exhibit 99H).
10	I	Change of Control Agreement dated as of March 1, 2001 between the Registrant and George Smith (incorporated herein by reference to the Registrant’s Current Report on Form 8-K bearing cover date of May 14, 2001, Exhibit 99I).