Form 10-K405
period 2001-06-29
AVNET INC
filed 2001-09-26
CIK 8858

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended June 29, 2001

or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

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

      Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.   Yes  ☒  No  ☐

      Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☒

The aggregate market value (approximate) of the registrant’s common equity held by non-affiliates based on the closing price of a share of the registrant’s common stock for New York Stock Exchange composite transactions on September 17, 2001 . . . . . $2,352,549,672

The number of shares of the registrant’s Common Stock (net of treasury shares) outstanding at August 31, 2001 . . . . 117,863,210

DOCUMENTS INCORPORATED BY REFERENCE

Certain portions of the registrant’s definitive proxy statement (to be filed pursuant to Reg. 14A) relating to the Annual Meeting of Shareholders anticipated to be held November 29, 2001 are incorporated herein by reference in Part III of this Report.

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

PART I

Item 1.  Business*

      Avnet, Inc., incorporated in New York in 1955, together with its subsidiaries (the “Company” or “Avnet”), is one of the world’s largest industrial distributors of electronic components, enterprise network and computer equipment, and embedded subsystems, with sales in 2001 of $12.81 billion.

      Avnet is a vital link in the chain that connects suppliers of semiconductors, interconnect products, passive and electromechanical devices, radio frequency and microwave devices, and specialty products to original equipment manufacturers (“OEMs”) and contract manufacturers (“CMs”) that design and build the electronic equipment for end-market use, and to other industrial customers. In addition, Avnet distributes a variety of enterprise network and computer equipment and embedded subsystems and provides services to both the end user and the reseller channels. Through its electronic components distribution activities, Avnet acts as an extension of a supplier’s sales force by marketing products to a larger base of customers than individual suppliers could do economically. While many suppliers can only serve a few hundred of the larger OEMs and CMs, Avnet is authorized to sell products of more than 100 of the world’s leading component manufacturers to a global customer base of approximately 100,000 OEMs and CMs. Avnet ships electronic components as received from its suppliers or with assembly or other value added. As part of its distribution activities, Avnet adds various processes that customize products to meet individual OEM customer specifications. Avnet also provides supply-chain management, engineering design, material management and logistic services.

      To better focus on its core business and to capitalize on growing world markets for electronic components and computer products, Avnet has pursued a strategic acquisition program. During the last three fiscal years, the Company has completed nineteen acquisitions, seven in North America, five in Europe, four in the Asia/ Pacific region, two in the Middle East and one in South America. The acquisitions completed in 2001 included the acquisition of Kent Electronics Corporation, Sunrise Technology Ltd., RDT Technologies Ltd., certain European operations of the VEBA Electronics Group consisting of EBV, WBC, Atlas Logistics and RKE Systems, and Savoir Technology Group, Inc. These acquisitions completed during 2001 are discussed in more detail below and in Note 2 to the Consolidated Financial Statements appearing elsewhere in this Report.

      On June 8, 2001, Avnet completed its merger with Kent Electronics Corporation, a North American-based distributor of electronic components (through its Kent Components division) and enterprise network integration equipment and services (through its Kent Datacomm division). Avnet issued approximately 25.3 million shares of its common stock to Kent shareholders, and reserved an additional 1.7 million shares for issuance upon the exercise of outstanding warrants and stock options assumed in the transaction. The transaction was accounted for as a “pooling-of-interests.” Kent Electronics reported sales of approximately $942 million for its fiscal year ended March 31, 2001.

      On May 10, 2001, Avnet acquired Sunrise Technology Ltd., a privately-held, electronic components distribution company serving indigenous and multinational OEMs and CMs in China. Sunrise reported revenues of approximately $230 million for its fiscal year ending March 31, 2001.

      On February 15, 2001, Avnet completed the acquisition of RDT Technologies Ltd. and combined its operations with Avnet Gallium to form Avnet Components Israel Ltd. RDT Technologies reported sales for the year ending December 31, 2000 of approximately $90 million.

      On October 31, 2000, Avnet completed its acquisition of certain European operations of the VEBA Electronics Group from Germany-based E.On AG (formerly VEBA AG) for an initial cash purchase price (subject to closing adjustments) of approximately $740.0 million, which included the pay-off of substantially all of the debt on the books of the companies acquired. Under the terms of the agreement, Avnet acquired

*Unless otherwise specifically indicated, references in this Report to any particular year or quarter generally are to the Company’s fiscal year period, which ends on the Friday closest to June 30th.

(a) the Munich, Germany-headquartered EBV Group, consisting of EBV Elektronik and WBC, both pan-European semiconductor distributors, and Atlas Services Europe, logistics provider for EBV and WBC; and (b) the Nettetal, Germany-based RKE Systems, a computer products and services distributor. The combined companies acquired from E.On AG reported calendar 1999 sales of approximately $1.8 billion.

      On July 3, 2000, Avnet acquired Savoir Technology Group, Inc., a leading distributor of IBM mid-range server products in the Americas. The total cost of the acquisition of Savoir, including estimated expenses, was approximately $145.8 million, consisting of the cost of the Savoir shares of $111.1 million in Avnet stock and $0.7 million in Avnet stock options (net of related tax benefits of $0.5 million) as well as $1.8 million for transaction expenses and $32.2 million for the refinancing of Savoir net debt. Savoir had sales of approximately $767 million in its fiscal year ended December 31, 1999.

      The Company also completed a number of acquisitions in 2000, the most important being the October 20, 1999 acquisition of Marshall Industries and its wholly-owned subsidiary, Sterling Electronics. Prior to the acquisition by Avnet, Marshall Industries was one of the world’s largest distributors of electronic components and computer products with sales of $1.72 billion in its last full fiscal year ended May 31, 1999. This acquisition was, at the time it was completed, the largest in the history of the electronics distribution industry, and made Avnet’s Electronics Marketing Group the largest electronic components distribution business in the Americas. The acquisition of Marshall Industries strengthened Avnet’s line card and significantly enhanced its operational efficiency.

Organizational Structure

      The Company currently consists of three major operating groups, Electronics Marketing (“EM”), Computer Marketing (“CM”) and Avnet Applied Computing (“AAC”). A brief summary of each group followed by a more detailed description is provided below.

1. EM is engaged in the global marketing, assembly, and/or processing of electronic and electromechanical components and certain computer products, principally for industrial and some commercial and military use. EM also offers an array of value-added services to its customers, such as supply-chain management, engineering design, inventory replenishment systems, kitting, connector and cable assembly and semiconductor programming.

2. CM is an international distributor of enterprise networking and computer equipment to value-added resellers and end users focusing primarily on middle- to high-end, value-added computer products and services. CM also provides a variety of networking solutions to its customer base.

3. AAC, created in October 1999 by carving out certain business segments of EM and CM, serves the needs of personal computer OEMs and system integrators worldwide by providing the latest technologies and also serves the needs of embedded systems OEMs that require technical services such as product prototyping, configurations and other value-added services.

      The sales, operating income and assets of EM, CM and AAC, prepared in accordance with Statement of Financial Accounting Standards No. 131, as well as Avnet’s sales and assets by geographic area, are shown in Note 16 to the Company’s consolidated financial statements appearing in Item 14 of this Report.

      The following tables set forth for each of Avnet’s three fiscal years ended June 29, 2001, June 30, 2000 and July 2, 1999 the approximate amount of sales and operating income of Avnet which is attributable to each operating group described above. The operations of Kent are included primarily in the EM and CM data below for all periods presented.

SALES

	Years Ended

	June 29,	June 30,	July 2,
	2001	2000	1999

	(Millions)
Electronics Marketing	$8,286.6	$7,105.2	$5,113.3
Computer Marketing	2,855.6	2,139.4	1,692.4
Avnet Applied Computing	1,671.8	670.4	—

	$12,814.0	$9,915.0	$6,805.7

OPERATING INCOME

	Years Ended

	June 29,	June 30,	July 2,
	2001	2000	1999

	(Millions)
Electronics Marketing	$532.3	$421.7	$275.1
Computer Marketing	86.4	57.9	51.0
Avnet Applied Computing	63.9	20.5	—
Corporate	(101.4)	(83.1)	(74.4)

Operating income before special charges	581.2	417.0	251.7
Special charges	(327.5)	(49.0)	(69.2)

Operating income	$253.7	$368.0	$182.5

Electronics Marketing (“EM”)

      EM is Avnet’s largest operating group, with sales in 2001 of $8.29 billion, representing approximately 64.7% of Avnet’s consolidated sales. EM is comprised of three regional operations: EM Americas, which had sales of $5.53 billion in 2001, or approximately 43.1% of Avnet’s consolidated sales; EM EMEA (Europe, Middle East and Africa), which had sales of $2.29 billion in 2001, or approximately 17.9% of Avnet’s consolidated sales; and EM Asia, which had sales of $0.47 billion in 2001, or approximately 3.7% of Avnet’s consolidated sales.

      EM continues to be the overall segment for the Company’s electronic and electromechanical components business on which management evaluates the overall operations and on which it bases its operational decisions. However, effective July 1, 2001, EM began to implement plans to further manage the EM business through the creation of new, focused business units, each serving separate sectors, based on product, services or geography of the electronic components industry. The reorganization is designed to redefine and streamline operations to create more focused business units, so that EM can act locally, regionally and globally to meet customer and supplier needs while turning over entrepreneurial-type control and profit and loss responsibility to these separate businesses. EM has grown dramatically over the last couple of years necessitating a change in structure to operate with the agility required to serve all of its constituents. The new structure will facilitate local sales offices’ efforts to provide a value proposition tailored to the unique opportunities in their respective locations.

      The new business units provide core value services within EM, which focus on the transactional needs of the traditional electronic components distribution market, offering one of the industry’s broadest line cards and convenient one-stop shopping with an emphasis on responsiveness, on-time delivery and quality. Certain specialty services will be provided by new support services business units. The business units located in Europe, Asia and the Americas market semiconductors; interconnect, passive and electromechanical devices (“IP&E”); radio frequency (“RF”)/microwave (wireless) components; and supply chain services.

      EM’s new business unit structure is as follows:

•	Avnet’s new semiconductor division in the Americas will focus on the semiconductor requirements of both customers and suppliers. To achieve this focus, the new semiconductor division will have channels focused on different customers’ needs, including dedicated channels to service small to medium customers, large customer engagements, defense and aerospace customers, emerging customers and CMs.

•	Avnet Kent is the new Americas IP&E division, a focused business unit created from the merger on June 8, 2001 of Avnet EM’s and Kent’s IP&E businesses. Avnet Kent distributes electronic connectors, electronic wire and cable, and other passive and electromechanical products and interconnect assemblies used in assembling and manufacturing electronic products. Avnet Kent also provides value-added services such as cable assembly, fan assembly, taping and reeling, and component modification.

•	Avnet RF & Microwave in the Americas will serve the distinct needs of both customers and suppliers by providing RF and microwave semiconductors and components from the industry’s leading suppliers. Avnet RF & Microwave provides a wide array of value-added services including hi-rel processing, parametric assembly and RF cable assembly.

•	In EMEA, Avnet EM plans to go to market with seven new business units: EBV and WBC, based in Germany, which specialize in demand creation for select semiconductor suppliers; Silica, based in the United Kingdom, a semiconductor marketer; Avnet Time, based in the United Kingdom, marketing IP&E components; BFI-Optilas, based in France, marketing specialty components and devices across Europe; Avnet Israel, based in Tel Aviv, the largest value-added electronic components distributor in Israel; and Avnet Kopp, one of South Africa’s largest distributors of electronic and electrical components. Avnet EM EMEA does business in 23 western and eastern European countries, South Africa, Turkey and Israel.

•	EM Asia is a value-added distributor of electronic components and services in 10 Asian countries and Australia and New Zealand. All the EM Asia operations have complete access to the products and services provided by EM globally.

•	Sunrise, with 22 locations in Hong Kong and China, specializes in demand creation for select semiconductor suppliers. Its focus is on demand creation with a limited line card, and goes to market with three new, focused business units — Sunrise, ChinaTronic and Avnet Technology.

      Supporting the new, focused EM business units described above will be a number of new support services business units:

•	Avnet Design Services — Provides an array of engineering and technical services for customers, including turnkey logic designs, reference designs and product designs, and demand creation services for suppliers. Avnet Design Services has four design centers in the United States and locations in Canada, England, Germany, India, Israel, New Zealand and Singapore.

•	Avnet Integrated Material Services — Performs industry-leading material forecasting, supply chain synchronization and warehouse services. IMS develops and implements innovative materials management solutions for EM’s major customers and their contract manufacturers. Regional IMS business units will service the requirements of regional customers, while a separate business unit known as Pivvot will serve the needs of global EM customers.

•	Pivvot, a new global services division providing supply-chain and logistics services on a minimal working capital, fee-for-services basis. This business serves both suppliers and large, multinational EM customers.

Computer Marketing (“CM”)

      CM is an international distributor of computer products to value-added resellers and end users focusing primarily on middle- to high-end, value-added computer products and services. CM’s 2001 sales were $2.85 billion, representing approximately 22.3% of Avnet’s consolidated sales. CM consists of three primary operating divisions — Avnet Hall-Mark, Avnet Enterprise Solutions and Avnet Convergent Technologies.

      Avnet Hall-Mark concentrates on sales of computer systems, peripherals and components to the reseller channel. Avnet Hall-Mark is the industry’s leading value-added distributor in the mid-range computing space in support of a limited line card of the foremost computer and peripherals manufacturers, which include Compaq, Hewlett-Packard, IBM, Intel and Oracle. Avnet Hall-Mark provides those manufacturers’ products to value-added resellers, along with complementary value-added solutions and in-house engineering support, complex systems integration and configuration services.

      Avnet Enterprise Solutions sells industry leading high-end systems, mid-range servers, workstations, PCs, software, storage, networking, peripherals and services to end user customers. Avnet Enterprise Solutions is a technology solutions integrator, providing hardware, software and services for corporate-wide infrastructure needs. Leveraging its array of financial, acquisition and technical services, Avnet Enterprise Solutions brings value to businesses intent on managing their total cost of technology infrastructure — from the data center, through the network, to the desktop. With the integration of Kent’s networking solutions division, Kent Datacomm, Avnet Enterprise Solutions added a new relationship with Cisco Systems, substantially strengthening the division’s networking solutions and adding value to its overall IT solution.

      Avnet Convergent Technologies is a value-added distributor of networking, wireless, data collection, point of sale peripherals and auto ID equipment. Avnet Convergent Technologies provides a variety of services including technical support, systems integration, lead generation and custom financing. Avnet Convergent Technologies delivers fully integrated solutions from leading manufacturers such as Compaq, Hewlett-Packard, IBM, Intel, Enterasys and Symbol Technologies. It markets its products and services to North American value-added resellers.

Avnet Applied Computing (“AAC”)

      In October 1999, AAC began operations in the Americas as Avnet’s third operating group. AAC was created from portions of EM (OEM Systems Product Business Group and Personal Computing Components) and CM (Hall-Mark Computer Components). AAC focuses on the unique requirements of the OEM market for computing technology. AAC’s 2001 sales were approximately $1.67 billion, representing 13.0% of Avnet’s consolidated sales.

      AAC consists of three major business units focusing on key market segments. The first unit is Applied Computing Components, which serves the needs of manufacturers of general-purpose computers by providing them with the latest technologies such as microprocessors, DRAM modules and motherboards. The second business unit, Applied Computing Solutions, provides technical design, integration, marketing and financing to developers of application specific computer solutions in the non-PC market place. Examples of these types of customers are OEMs in the medical, telecommunications, industrial control and digital creation market segments. The third business unit, Applied Computer Enabling Technologies, serves systems integrators focusing on the mass storage marketplace that produce applications such as NAS, SAN and Fiber storage products.

      During 2001, AAC expanded its operations in Europe with the addition of RKE Systems and the EBV Microsystems group. These businesses have been integrated into AAC and the operating group now has all three business units represented in Europe. AAC’s coverage of Europe includes: the United Kingdom, Germany, Spain, Italy, Austria (also services eastern Europe), the Nordic region, the Benelux region, France and Switzerland. AAC’s European operations account for approximately half of the operating group’s revenue.

Locations and Major Products

      One of Avnet’s competitive strengths is the breadth and quality of the suppliers whose products it distributes. Listed below are the major product categories and the approximate sales in 2001, the percentage of the Company’s consolidated sales and the major suppliers in each category:

•	Semiconductors: Sales of semiconductors in 2001 were approximately $7.10 billion, or 55% of consolidated sales. The Company’s major suppliers of semiconductors are Advanced Micro Devices, Agilent Technologies, Analog Devices, Hitachi, Integrated Device Technology, Intel, Intersil, LSI Logic, Micron Semiconductors, Motorola, National Semiconductor, ON Semiconductor, Philips, Texas Instruments and Xilinx.

•	Computer Products: Sales of computer products in 2001 from all of the Company’s business units were approximately $3.95 billion, or 31% of consolidated sales. The Company’s major suppliers of computer products are Cabletron, Compaq, Computer Associates, Hewlett-Packard, IBM, Intel, Oracle and Wyse Technology.

•	Connectors: Sales of connector products in 2001 were approximately $0.74 billion, or 6% of consolidated sales. The Company’s major suppliers of connectors are AMP, Amphenol, AVX, ITT Cannon, Molex, T&B and 3M.

•	Passives, Electromechanical and Other: Sales of passives, electromechanical and other products in 2001 were approximately $1.02 billion, or 8% of consolidated sales. The Company’s major suppliers of these products are Aromat, Artesyn Technologies, AVX, Bourns, ITT/ C&K, Kemet, Murata, Pulse and Vishay.

      Most of the Company’s product lines are covered by non-exclusive distributor agreements with suppliers, cancelable upon 30 to 180 days notice. Most of these agreements provide for the periodic return to the supplier of obsolete inventory and the return of all standard inventory upon termination of the contract.

      The combined sales for the Company by major product class for the last three years are as follows:

	Years Ended

	June 29,	June 30,	July 2,
	2001	2000	1999

	(Millions)
Semiconductors	$7,105.6	$5,834.4	$3,577.5
Computer products	3,950.8	2,336.3	1,828.4
Connectors	735.6	880.7	649.9
Other (primarily passives and electromechanical devices)	1,022.0	863.6	749.9

	$12,814.0	$9,915.0	$6,805.7

      As of June 29, 2001, the Company had approximately 387 locations in the United States, Canada, Mexico, Europe, the Middle East, South Africa, South America and the Asia/ Pacific region, many of which contain sales, warehousing and administrative functions for multiple business units. In addition, the Company has a small number of stores in customers’ facilities. Avnet sells to customers in over 60 countries.

Competition

      All of the Company’s operations are in highly competitive markets. With regard to many of its product lines, the Company is in competition not only with other distributors but also with its suppliers. A key competitive factor in the distribution industry as a whole is the carrying of a significant amount of inventory to meet rapid delivery requirements of customers. In addition, the Company enhances its competitive position by offering a variety of value-added services which entail the performance of services and/or processes tailored to individual customer specifications and business needs such as point of use replenishment, testing, assembly, supply chain management and materials management. The Company is the world’s second largest industrial distributor (based on sales) of electronic components and computer products according to Electronic News, a prominent industry publication, which ranks the top distributors. The Company’s major competitors are Arrow Electronics, Inc., Future Electronics, Memec PLC, Pioneer-Standard Electronics, Inc. and Premier Farnell.

Number of Employees

      At August 24, 2001, Avnet had approximately 13,600 employees.

Item 2.  Properties

      Currently, the Company owns and leases approximately 1,502,476 and 4,644,148 square feet of space, respectively, of which approximately 75% is located in the United States. EM’s principal facilities for warehousing and value-added operations are located in Chandler, AZ; Poing, Germany; Tongeren, Belgium; Oxford, NC; and Grapevine, TX, where EM has approximately 395,000, 230,000, 217,000, 201,000 and 181,000 square feet of space, respectively. CM’s principal facilities for warehousing and value-added operations are located in Chandler, AZ and Wauthier-Braine, Belgium where CM has approximately 196,000 and 47,000 square feet of space, respectively. CM leases a 132,000 square foot building in Tempe, AZ for use as the CM headquarters. AAC’s principal facilities for integration and warehousing are located in Phoenix, AZ and Nettetal, Germany, where AAC has approximately 87,000 and 146,000 square feet of space, respectively. AAC leases approximately 35,000 square feet of space in Phoenix, AZ for use as the AAC headquarters. The Company leases a 176,000 square foot building in Phoenix, AZ, for use as the EM headquarters, as well as the Company’s corporate headquarters.

Item 3.  Legal Proceedings

      In the opinion of management, there are no material pending or threatened legal proceedings to which the Company or any of its subsidiaries is a party or of which any of their property is subject. However, as previously reported, the Company is a potentially responsible party (“PRP”) or has received claims for indemnity in several environmental cleanups under the Comprehensive Environmental Response, Compensation and Liability Act. In particular, real estate owned by a subsidiary of the Company in Oxford, NC is listed on the EPA’s National Priorities List, and the Company and the prior owner of the site have entered into a Consent Decree with the EPA pursuant to which the parties have agreed to clean up the site. Additional information about this site and other sites is set forth on page 20 of this Report. Management of the Company does not anticipate that the reported matters or its compliance with federal, state and local environmental laws will have a material adverse impact on its financial condition, liquidity, capital expenditures, results of operations or competitive position.

Item 4.  Submission of Matters to a Vote of Security Holders:

      A Special Meeting of Shareholders of the Company was held on June 6, 2001. The shareholders of the Company were asked to vote upon a proposal to approve and adopt the Amended and Restated Agreement and Plan of Merger, dated as of March 21, 2001, between Avnet, Inc. and Kent Electronics Corporation.

	Votes Cast

				Broker
Matter	For	Against	Abstain	Non-Votes

Approve and adopt the Amended and Restated Agreement and Plan of Merger, dated as of March 21, 2001, between Avnet, Inc. and Kent Electronics Corporation.	74,496,908	157,995	341,312	–0–

Item 4A.  Executive Officers of the Company

      The current executive officers of the Company are:

Name	Age	Office

Roy Vallee	49	Chairman of the Board and Chief Executive Officer
David R. Birk	54	Senior Vice President, General Counsel and Secretary
Andrew S. Bryant	46	Senior Vice President
Steven C. Church	52	Senior Vice President
Brian Hilton	58	Senior Vice President
Patrick Jewett	56	Senior Vice President
Edward Kamins	52	Senior Vice President
Raymond Sadowski	47	Senior Vice President, Chief Financial Officer and Assistant Secretary
Philip Gallagher	40	Vice President
Axel Hartstang	49	Vice President
George Smith	55	Vice President
John F. Cole	59	Controller

      Mr. Vallee joined the Company in February 1977 and has been Chairman of the Board and Chief Executive Officer since June 1998. Prior thereto, he was Vice Chairman of the Board since November 1992, and also President and Chief Operating Officer from March 1992.

      Mr. Birk became Avnet’s Secretary in July 1997 and has been Senior Vice President since November 1992. Mr. Birk was elected Vice President and General Counsel in September 1989.

      Mr. Bryant has been Senior Vice President of Avnet since November 1999 and prior thereto a Vice President of Avnet since November 1996. He has also been President of the Computer Marketing Group since June 1999 and prior thereto was President of Hall-Mark Computer Division since July 1998. Mr. Bryant was President of the Avnet Computer Division from September 1996 to June 1998 and Executive Vice President of Avnet Computer from March 1995 to September 1996.

      Mr. Church has been Senior Vice President since November 1995 and currently serves as Senior Vice President, Services Business Development. He previously served as co-President of EM from August 1998 to April 2001. Prior to August 1998, Mr. Church held various positions with Avnet including President of Hamilton Hallmark, Vice President of Corporate Marketing for Hamilton Hallmark and President of Avnet’s OEM Marketing Group.

      Mr. Hilton has been Senior Vice President since November 1998 and Vice President since November 1997. He has been the President of EM since April 2001. Prior thereto, Mr. Hilton served as co-President of EM from August 1998 and President of EM Asia from October 1997. Prior to joining the Company in October 1997, Mr. Hilton was a senior executive with Motorola.

      Mr. Jewett has been Senior Vice President since November 1999 and a Vice President of Avnet since 1996. He has served as Executive Vice President of EM since 1999. Prior thereto, he was Senior Vice President of Operations and Finance of EM from 1998 to 1999 and was also Senior Vice President, EM Warehouse/ Value Added Operations of EM from 1993 to 1998.

      Mr. Kamins has been Senior Vice President of Avnet since November 2000. Prior thereto, he served as Vice President of Avnet from November 1999. Mr. Kamins has also served as President of AAC since October 1999. Prior thereto, Mr. Kamins served as Senior Vice President for Avnet’s Computer Marketing Group since July 1996. Mr. Kamins was formerly a senior executive with Digital Equipment Corporation prior to joining the Company in 1996.

      Mr. Sadowski has been Senior Vice President since November 1992 and Chief Financial Officer since February 1993.

      Mr. Gallagher joined Avnet in 1983. He has been a Vice President of Avnet since November 1997 and has served as President EM Americas Semiconductor and RF Microwave Division since April 2001. Mr. Gallagher has held prior positions of Executive Vice President of sales and operations for North America (including Canada and Latin America) for EM from July 1998 to April 2001 and for Hamilton Hallmark from July 1995 to July 1998.

      Mr. Hartstang joined Avnet in October 2000 when Avnet acquired the Munich-based EBV Group. He was named president of Avnet EM EMEA in January 2001. Mr. Hartstang was elected Vice President of Avnet in November 2000. Mr. Hartstang was previously the president and chief executive officer of EBV Elektronik from April 1998 to October 2000. Prior to joining EBV, he held various management positions at Motorola from 1982 to 1998.

      Mr. Smith has been Vice President of Avnet since October 1996. In January 2001, Mr. Smith returned to the position of President of CM Europe, which he held previously from September 1997 to August 1998. He served as President of EM EMEA from August 1998 until January 2001. Prior thereto, he was President of Hall-Mark Computer Products from March 1994 to September 1996.

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

PART II

Item 5.  Market for Registrant’s Common Equity and Related Stockholder Matters

Market price per share.*

      The Company’s common stock is listed on the New York Stock Exchange and the Pacific Exchange. Quarterly market prices (as reported for the New York Stock Exchange composite transactions) for the last two fiscal years were:

	2001		2000
Fiscal
Quarters	High	Low	High	Low

1st	$35.41	$25.53	$26.22	$20.53
2nd	30.28	17.19	30.25	18.66
3rd	28.45	19.35	36.75	25.00
4th	28.09	18.96	40.56	28.00

Record Holders

      As of September 17, 2001 there were approximately 6,530 record holders of Avnet’s common stock.

Dividends*

      The cash dividend paid on the common stock was 7.5 cents per share during each quarter in 2001 and 2000. Avnet announced on August 15, 2001 that it would look to more effectively deploy its cash to fuel future earnings growth and deliver increased shareholder value by discontinuing the payment of its cash dividend effective after its anticipated dividend payment on January 2, 2002.

*The market price and dividends per share indicated above have been adjusted to reflect a two-for-one stock split distributed on September 28, 2000 to shareholders of record on September 18, 2000. (See Note 1 to Consolidated Financial Statements appearing elsewhere in this Report).

Item 6.  Selected Financial Data*

	Years Ended

	June 29,		June 30,		July 2,		June 26,		June 27,
	2001		2000		1999		1998		1997

	(In millions, except for per share and ratio data)
Income:
Sales	$12,814.0		$9,915.0		$6,805.7		$6,334.6		$5,729.7
Gross profit	1,865.5	(d)	1,444.8	(c)	1,048.0	(b)	1,081.1	(a)	1,042.1
Operating income	253.7	(d)	368.0	(c)	182.5	(b)	293.5	(a)	338.6
Income taxes	87.2	(d)	121.1	(c)	204.8	(b)	125.6	(a)	136.6
Earnings	0.1	(d)	162.6	(c)	180.3	(b)	165.9	(a)	191.3
Financial Position:
Working capital	1,177.4		2,368.7		1,977.0		1,899.1		1,521.4
Total assets	5,864.1		5,934.4		3,563.4		3,308.6		2,898.3
Total debt	2,221.6		2,153.9		998.5		1,017.9		514.6
Shareholders’ equity	2,374.6		2,246.7		1,718.8		1,628.5		1,764.6
Per Share(e):
Basic earnings	—	(d)	1.52	(c)	1.89	(b)	1.63	(a)	1.78
Diluted earnings	—	(d)	1.50	(c)	1.86	(b)	1.59	(a)	1.74
Dividends	.30		.30		.30		.30		.30
Book value	20.15		19.88		18.15		16.86		16.80
Ratios:
Operating income margin on sales	2.0	%(d)	3.7	%(c)	2.7	%(b)	4.6	%(a)	5.9%
Profit margin on sales	—	(d)	1.6	%(c)	2.6	%(b)	2.6	%(a)	3.3%
Return on equity	—	(d)	8.1	%(c)	11.0	%(b)	9.5	%(a)	10.8%
Return on capital	2.2	%(d)	6.1	%(c)	8.1	%(b)	7.7	%(a)	9.4%
Quick	.7:1		1.1:1		1.8:1		1.9:1		1.5:1
Working capital	1.5:1		2.2:1		3.3:1		3.9:1		3.5:1
Total debt to capital	48.3%		48.9%		36.8%		38.5%		22.6%

*	Income amounts are from continuing operations and net assets from discontinued operations have been classified as current assets. All amounts have been restated for the acquisition of Kent which has been accounted for using the “pooling-of-interests” method.

(a)	Includes the net negative impact of $14.9 pre-tax and $12.5 after-tax ($0.12 per share on a diluted basis) for (i) the gain on the sale of Channel Master of $33.8 pre-tax and $17.2 after-tax, (ii) costs relating to the divestiture of Avnet Industrial, the closure of the Company’s corporate headquarters in Great Neck, New York, and the anticipated loss on the sale of Company-owned real estate, amounting to $13.3 pre-tax and $8.5 after-tax, and (iii) incremental special charges associated with the reorganization of EM, amounting to $35.4 pre-tax and $21.2 after-tax.

(b)	Includes the net gain on exiting the printed catalog business recorded in the fourth quarter of 1999 offset by special charges recorded in the first quarter associated with the reorganization of EM. The net positive effect on 1999 pre-tax income, net income and diluted earnings per share were $183.0, $64.0, and $0.64, respectively.

(c)	Includes special charges associated with: (i) the integration of Marshall Industries, Eurotronics B.V. (SEI) and the SEI Macro Group into EM, (ii) the integration of JBA Computer Solutions into CM North America, (iii) the reorganization of EM Asia, (iv) the reorganization of EM’s European operations including costs related to the consolidation of EM’s European warehousing operations and (v) costs incurred in connection with certain litigation brought by the Company. The total special charges for 2000 amounted to $49.0 pre-tax, $30.4 after-tax and $0.28 per share on a diluted basis.

(d)	Includes the impact of incremental special charges related to the acquisition and integration of Kent Electronics, which was accounted for as a “pooling-of-interests,” and other integration, restructuring and cost cutting initiatives taken in response to current business conditions. The special charges amounted to $327.5 pre-tax ($80.6 included in cost of sales and $246.9 included in operating expenses) and $236.7 after-tax, or $1.99 per share on a diluted basis for the year ($2.01 per share for the fourth quarter).

(e)	All per share data have been restated to reflect a two-for-one split of the Company’s common stock approved by the Board of Directors on August 31, 2000. These shares were distributed on September 28, 2000 to shareholders of record on September 18, 2000.

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

      On June 8, 2001, Avnet completed its acquisition of Kent Electronics Corporation (“Kent”) following approval of the Amended and Restated Merger Agreement and Plan of Merger dated as of March 21, 2001 (the “Merger Agreement”) by Avnet and Kent shareholders on June 6, 2001. Pursuant to the Merger Agreement, Kent was merged into Avnet and its separate existence ceased. Kent shareholders received 0.87 of a share of Avnet common stock for each share of Kent common stock held, with cash paid in lieu of any fractional shares based on $25.84 per Avnet share. Avnet issued approximately 25.3 million shares of its common stock to Kent shareholders and an additional 1.7 million shares have been reserved for issuance upon the exercise of outstanding warrants and stock options assumed in the transaction.

      The accompanying consolidated financial statements and notes related to years prior to fiscal year 2001 have been restated to reflect the acquisition of Kent, which has been accounted for as a “pooling-of-interests.” The periods combined are more fully discussed in Note 2 to the Consolidated Financial Statements. The combination does not give effect to the potentially significant synergies that the Company expects to realize from the combined operations beginning in 2002. As discussed later in this “Management’s Discussion and Analysis of Financial Condition and Results of Operations” (“MD&A”) and in the notes to the Consolidated Financial Statements, the Company recorded a one-time charge in the fourth quarter of 2001, a significant portion of which resulted from the Kent acquisition being accounted for as a “pooling-of-interests.”

      The Company currently consists of three major operating groups, Electronics Marketing (“EM”), Computer Marketing (“CM”) and Avnet Applied Computing (“AAC”). EM focuses on the global distribution of and value-added services associated with electronic components. CM focuses on the distribution of middle- to high-end value-added computer products and related services. AAC, which was created by combining certain segments from EM’s and CM’s operations, provides the latest technologies such as microprocessors to system integrators and manufacturers of general purpose computers, and provides design, integration, marketing and financing to developers of application-specific computer solutions. AAC began operating in the Americas effective as of the beginning of the second quarter of 2000, in Europe effective as of the beginning of the third quarter of 2000 and in Asia effective as of the beginning of 2001. The results for AAC before it began operating separately are included in EM and CM as the results of the operating groups have not been restated. In addition, the results for the current and prior years include acquisitions completed by the Company during the last few years, which significantly affect the comparative financial results discussed below. These acquisitions, which affected each of the Company’s operating groups, are discussed below in the “Acquisitions” section of this MD&A.

      On August 31, 2000, the Company’s Board of Directors declared a two-for-one stock split to be effected in the form of a stock dividend (the “Stock Split”). The additional common stock was distributed on September 28, 2000 to shareholders of record on September 18, 2000. All references in this MD&A, and elsewhere in this Report, to the number of shares, per share amounts and market prices of the Company’s common stock prior to September 28, 2000 have been restated to reflect the Stock Split and the resulting increased number of shares outstanding.

Results of Operations

      The results of operations for 2001 discussed below reflect dramatically different results during the first half of the year as compared with the second half. The results for the first half of 2001 reflected the strong rebound in the electronic component distribution industry, which began to positively impact the Company’s results during the later part of the second quarter of 2000 following the longest cyclical downtrend in the industry’s history. The results for the second half of 2001 were negatively affected by the quickest and sharpest downturn ever experienced in the electronic components industry as well as by the general slowdown in the global economic environment. Consequently, although many of the metrics for the year compare somewhat favorably to prior years, the results are disappointing as the Company’s consolidated fourth quarter 2001 sales and net income from continuing operations before special charges were down 14% and 92%, respectively, as compared with the fourth quarter of 2000 and down 27% and 92%, respectively, as compared with the third quarter of 2001.

      In addition, management believes the current economic downturn will continue to negatively affect the Company’s sales and earnings.

  Sales

      Consolidated sales in 2001 were a record $12.814 billion, up 29% as compared with $9.915 billion in 2000. A significant portion of the increase in consolidated sales, as well as the increase in sales for each of the operating groups, was due to the acquisitions described in this MD&A. EM’s sales, which represented 64.7% of consolidated sales, were a record $8.287 billion, up 17% as compared with sales of $7.105 billion in 2000. EM’s sales by region were as follows: EM Americas’ sales in 2001 were $5.529 billion, up 7% as compared with $5.161 billion in 2000; EM EMEA’s sales in 2001 were $2.289 billion, up 48% as compared with $1.545 billion in 2000; and EM Asia’s sales in 2001 were $469 million, up 18% as compared with $399 million in 2000. CM’s sales, which represented 22.3% of consolidated sales, were $2.856 billion in 2001, up 33% as compared with sales of $2.139 billion in 2000. AAC’s sales, which represented 13.0% of consolidated sales, were $1.672 billion in 2001, up 149% as compared with $670 million in 2000.

      Consolidated sales were $9.915 billion in 2000, up 46% as compared with sales of $6.806 billion in 1999. A significant portion of the increase in sales was due to growth within the Kent business and the acquisitions completed in 2000. EM’s sales, which represent 71.6% of consolidated sales, were a then record $7.105 billion in 2000, up 39% as compared with sales of $5.113 billion in 1999. This increase in sales was due primarily to the impact of acquisitions and the strengthening of business conditions in the electronics component distribution market. By region, EM Americas’ sales in 2000 of $5.161 billion were up 37% as compared with the prior year, while EM EMEA’s 2000 sales were up over 37% and EM Asia’s sales were up approximately 82% as compared with 1999. CM’s sales, which represented 21.6% of consolidated sales, were $2.139 billion in 2000, up more than 26% as compared with 1999 sales of $1.692 billion. Avnet’s newly formed group, AAC, recorded sales of $670 million in 2000, or 6.8% of consolidated sales. In addition, EM’s and CM’s sales for 2000 as indicated above include $368 million of AAC sales recorded prior to the period when AAC was separated into a separate group, making AAC’s global sales approximately $1.038 billion on a pro forma basis for 2000. Consolidated sales benefited from the extra week of operations in 1999 as compared with 2000 and 2001 due to the Company’s “52/53 week” fiscal calendar. See Note 1 to the Consolidated Financial Statements appearing elsewhere in this Report.

   Unusual Items

      As described below, the Company has recorded a number of special charges during the last three fiscal years. These charges relate primarily to the reorganization of EM’s operations in each of the three major regions of the world in which it operates, the integration of newly acquired businesses and other non-recurring items. Management expects that the Company’s future results of operations will benefit from the expected cost savings resulting from these reorganizations and integrations of new businesses, and that the impact on liquidity and sources and uses of capital will not be material.

      In the fourth quarter of 2001, the Company recorded a special charge in connection with the acquisition and integration of Kent and for costs related to actions taken in response to current business conditions and other restructuring activity. The charge amounted to $327.5 million pre-tax ($80.6 million included in cost of sales and $246.9 million included in operating expenses) and $236.7 million after-tax, or $2.01 per share on a diluted basis for the fourth quarter ($1.99 per share for the year). Of the total charge of $327.5 million, approximately $145.2 million requires an outflow of cash, of which approximately $85.2 million had been expended at June 29, 2001, and the balance represents non-cash adjustments. The unusually large impact on income taxes related to the special charge is due primarily to the non-deductibility of certain acquisition-related costs and the impact of tax rates in foreign jurisdictions.

      Approximately $157.3 million of the pre-tax charge resulted from the acquisition of Kent having been accounted for using the “pooling-of-interests” method. Under this method, items that normally would have been reflected as goodwill if the “purchase” method of accounting had been used were reported in Avnet’s income statement as part of the special charge. These items consist of costs incurred in completing the acquisition, including significant change-in-control and other executive benefit-related payments made as a result of the acquisition ($68.3 million), professional fees for investment banking, legal and accounting services rendered to both Avnet and Kent ($10.7 million), as well as adjustments to the assets acquired and liabilities assumed ($78.3 million). The adjustments to the assets acquired and liabilities assumed include accruals for severance, inventory reserves related to termination of non-strategic product lines, write-downs associated with the disposal of fixed assets, lease terminations and other items.

      The balance of the charge recorded in the fourth quarter of 2001, amounting to approximately $170.2 million, relates to a number of actions taken to cope with current market conditions and to strengthen Avnet’s operations. These actions include cost reductions associated with the restructuring of the Company’s businesses, the integration of the recent acquisitions, as well as important cost-cutting actions taken in response to current business conditions. These special charges fall into a number of categories including severance, inventory reserves related to terminations of non-strategic product lines, inventory valuation adjustments for special inventory purchases to meet customer requirements which are in excess of what is anticipated to be sold or returned, write-downs associated with the disposal of fixed assets, lease terminations, adjustments to the book value of investments in unconsolidated entities and other items.

      During 2000, the Company recorded $49.0 million pre-tax ($37.2 million included in operating expenses and $11.8 million included in cost of sales), $30.4 million after-tax and $0.28 per share on a diluted basis of incremental special charges associated with (1) the integration of acquired businesses into the Company as described below ($31.7 million), (2) the reorganization of EM’s European operations ($9.2 million), consisting primarily of costs related to the centralization of warehousing operations, (3) the reorganization of EM Asian operations ($5.4 million) and (4) costs incurred in the second quarter in connection with its lawsuit against Wyle Laboratories, Inc. and certain individuals ($2.7 million). Of the $49.0 million pre-tax charge, $29.9 million required the use of cash, substantially all of which had been utilized at June 29, 2001.

      The charges in 2000 associated with the integration of acquired businesses included the integration of Marshall Industries into the Company’s North American EM and AAC operations ($18.4 million), the integration of JBA Computer Solutions into CM North America ($3.2 million) and the integration of Eurotronics B.V. (SEI) and the SEI Macro Group into EM EMEA ($10.1 million). The charges related to the reorganization of EM Asia are comprised of severance, inventory reserves required related to supplier terminations, real property lease terminations, employee and facility relocation costs, write-downs associated with the disposal of fixed assets, special incentive payments and other items.

      The charges related to the reorganization of EM’s European operations consisted primarily of costs related to the centralization of warehousing operations into the Company’s new facility in Tongeren, Belgium. These charges were for severance, adjustment of the carrying value of fixed assets, real property lease terminations, duplicate employee and property related costs and other items.

      The costs incurred pertaining to the Wyle lawsuit, in which the Company was the plaintiff, related to legal and professional fees associated with the trial of the case, which commenced in September 1999. On February 4, 2000, a jury in Tampa, Florida returned a verdict in the case absolving the defendants of any liability. Subsequently, the parties agreed to settle the case by dismissing all claims and appeals with prejudice and with each side bearing its own costs and expenses.

      During 1999, the Company recorded special items which positively impacted income from continuing operations before income taxes, net income from continuing operations and diluted earnings per share by $183.0 million, $64.0 million and $0.64, respectively. These special items consisted of the gain on the sale of the Company’s former Allied Electronics subsidiary ($252.3 million) on July 2, 1999, the last day of fiscal 1999, offset somewhat by charges recorded in connection with the disposition of the Avnet Setron catalog operation in Germany ($42.8 million) and the reorganization of EM EMEA ($26.5 million). Most of the charges related to the disposition of Avnet Setron involved the non-cash write-off of goodwill and the write-

down of inventory on product lines not typically sold by EM’s core businesses. The Company sold Avnet Setron in February 2000 for an amount approximately equal to its written down value.

      The 1999 charges related to the reorganization of EM are associated principally with EM’s European operations and included severance, inventory reserves required related to supplier terminations and other items. The charge related to the reorganization of EM also included some incremental costs associated with the completion of the reorganization of EM Americas, most of the costs for which were recorded in the fourth quarter of 1998. These costs included primarily employee relocation and special incentive payments as well as some additional severance costs.

      Of the $183.0 million pre-tax gain related to the special items recorded in 1999, charges of $56.1 million are included in operating expenses ($21.8 million required the use of cash) and $13.1 million are included in cost of sales (all of which represented a non-cash charge), and the $252.3 million pre-tax gain on the sale of Allied Electronics is shown separately in the Company’s Consolidated Statement of Income. The unusually large impact on taxes was a result of the elimination of goodwill attributable to the Allied and Setron businesses for which no tax benefit was available.

  Operating Income

      Consolidated gross profit margins, before special charges, were 15.2% in 2001 as compared with 14.7% and 15.6% in 2000 and 1999, respectively. The gross profit margin in 2001 reversed a downward trend in the prior few years which was due primarily to the competitive environment in the electronic distribution marketplace as a result of the global industry cyclical downtrend as well as the effect of increased sales of computer products (including microprocessors, DRAMS, disk drives, etc.) which have lower gross profit margins than other products in the Company’s product lines. After reaching a low point of approximately 14.4% in the second quarter of 2000, consolidated gross profit margins, before special charges, began increasing and reached 15.5% in the fourth quarter of 2001. This increase through roughly the second quarter of 2001 was primarily a result of the rebound in the electronics distribution industry from the longest cyclical downtrend in its history. However, the increase in gross profit margins during the second half of 2001 was due primarily to a decline in sales to large customers who had previously been afforded better pricing due to their significant sales volume.

      Although operating expenses, before special charges, in absolute dollars were sequentially higher during the last three years, they fell to 10.7% and 10.5% as a percentage of sales during 2001 and 2000, respectively, as compared with 11.9% in 1999. The Company’s operating expenses, before special charges, as a percentage of sales for the entire 2000 year reached a record low of 10.5% due in part to the Company’s highly successful integration of Marshall Industries into its EM Americas’ operations. The impact of the synergy benefits was more evident in the first and second quarters of 2001 and the fourth quarter of 2000 as operating expenses as a percentage of sales fell to a record low of 9.7% in those quarters.

      The combination of improving industry conditions and the synergy benefits derived from recent acquisitions resulted in a fourth quarter 2000 operating income margin before special charges of 5.2%, the first time operating income margins had exceeded 5.0% since the third quarter of 1998. This was followed by two subsequent quarters of operating income margins above 5.0% (5.6% and 5.3% in the first and second quarters of 2001, respectively). Thereafter, the negative business environment began to impact operating income margins which fell to 4.7% and 2.0% (before special charges), respectively, in the third and fourth quarters of 2001. Operating income, before special charges, of $581.2 million in 2001 represented 4.5% of sales, as compared with $417.0 million, or 4.2% of sales, in 2000 and $251.7 million, or 3.7% of sales, in 1999.

   Interest Expense, Income Taxes and Net Income

      Interest expense was $191.9 million in 2001 as compared with $94.8 million in 2000 and $62.6 million in 1999. The significant increase in interest expense during the last few years was due primarily to increased borrowings to fund the Company’s acquisition program and the additional working capital requirements to support the growth in business. This included approximately $893.7 million and $1.35 billion, respectively, for working capital and acquisitions, net of cash received from dispositions of businesses during 2000 and 2001. Interest expense in 2000 was also impacted by increased interest rates as a result of the Federal Reserve’s actions to increase short-term rates and the Company’s decision to issue, in February 2000, $360.0 million of 7 7/8% Notes due 2005.

      The Company’s effective income tax rate for 2001, including special charges, was 99.9% as compared with 42.7% in 2000. This increase was due primarily to the impact of non-deductible costs related to the acquisition of Kent and the impact of tax rates in foreign jurisdictions.

      As a result of the factors described above, consolidated income from continuing operations before special charges in 2001 was $236.8 million, or $1.99 per share on a diluted basis, as compared with $193.0 million, or $1.78 per share on a diluted basis, in 2000 and $116.4 million, or $1.22 per share on a diluted basis, in 1999. Including the special charges referred to above, income from continuing operations in 2001 was $97 thousand as compared with income from continuing operations of $162.6 million, or $1.50 per share on a diluted basis, in 2000 and $180.3 million, or $1.86 per share on a diluted basis, in 1999. Income from continuing operations before special charges as a percentage of sales was 1.8% in 2001 as compared with 1.9% and 1.7% in 2000 and 1999, respectively.

Liquidity and Capital Resources

      Over the last three years, cash generated from income from continuing operations before depreciation, amortization, deferred taxes, cash payments related to the acquisition of Kent (included in cash used for acquisitions in the Statement of Cash Flows), the pre-tax gain on the disposition of Allied Electronics and other non-cash items (including the non-cash portion of special charges) amounted to $638.0 million. During that period, $848.3 million was used for working capital (excluding cash), resulting in $210.3 million of net cash flows used for operations. In addition, $333.3 million, net, was needed for other normal business operations including purchases of property, plant and equipment ($297.0 million) and dividends ($72.3 million), offset by cash generated from other items ($36.0 million). This resulted in $543.6 million being used for normal business operations. During that three-year period, the Company also used $1.117 billion, net, for the repurchase of its common stock ($70.1 million), the net cash used for acquisitions of operations in excess of the cash provided from dispositions ($1.012 billion) and net cash used for discontinued operations ($35.2 million). This overall use of cash of $1.661 billion was financed by a net increase in debt ($1.162 billion), the proceeds from the asset securitization program ($350.0 million)and the utilization of available cash ($148.8 million).

      In 2001, the Company generated $336.3 million from income before depreciation, amortization, deferred taxes, cash payments related to the acquisition of Kent (included in cash used for acquisitions in the Statement of Cash Flows) and other non-cash items (including the non-cash portion of special charges). This was offset by $150.1 million of cash used for working capital (excluding cash), resulting in $186.2 million of net cash flows provided from operations. In addition, the Company used $149.4 million for other normal business operations including purchases of property, plant and equipment ($125.4 million) and dividends ($27.4 million), offset by cash generated from other items ($3.4 million). This resulted in $36.8 million being generated from normal business operations. The Company also used $660.5 million for acquisitions, net of cash received from dispositions and the net cash used for discontinued operations. This overall use of cash of $623.7 million was financed by a $119.2 million net increase in debt, $350.0 million of proceeds from the asset securitization program and the utilization of $154.5 million of available cash.

      In 2000, the Company generated $249.3 million from income before depreciation, amortization, deferred taxes and other non-cash items, and used $743.7 million for working capital (excluding cash), resulting in $494.4 million of net cash flows being used for operating activities. In addition, the Company used $82.5 million for other normal business operations including purchases of property, plant and equipment ($92.5 million) and dividends ($18.2 million), offset by cash generated from other items ($28.2 million). This resulted in $576.9 million being used for normal business operations. The Company also used $729.1 million for acquisitions and the net cash used for discontinued operations. This overall use of cash of $1.306 billion was financed by a $1.054 billion net increase in debt and the utilization of $251.7 million of available cash.

      The Company’s quick assets at June 29, 2001 totaled $1.727 billion as compared with $2.168 billion at June 30, 2000. This decrease in quick assets was due to the utilization of cash available at June 30, 2000 to partially paydown outstanding debt and to the reduction of receivables outstanding due to the decrease of sales during the fourth quarter of 2001 as compared with the fourth quarter of 2000 and the impact of the Company’s accounts receivable securitization program as described below. At June 29, 2001, quick assets were less than the Company’s current liabilities by $843.2 million as compared with an excess of $131.1 million at the end of 2000. Working capital at June 29, 2001 was $1.177 billion as compared with $2.369 billion at June 30, 2000. At June 29, 2001, to support each dollar of current liabilities, the Company had $0.67 of quick assets and $0.79 of other current assets, for a total of $1.46 as compared with $2.16 at the end of the prior year. However, the above balance sheet amounts at June 29, 2001 were significantly impacted by the reclassification from long-term of a total $796.8 million of debt related to both the Kent 4.5% Convertible Notes due 2004, which were “put” back to the Company subsequent to year-end, and amounts outstanding under a long-term bank facility, which facility the Company is in the process of renegotiating. As indicated below, during 2001 the Company entered into a $1.25 billion syndicated credit facility, which at June 29, 2001 was used to back-up a portion of its outstanding commercial paper. These short-term borrowings were the principal reason for the decline in the working capital ratio and the decrease in the quick ratio indicated above.

      In June 2001, the Company entered into a five-year $350 million accounts receivable securitization program whereby it sells, on a revolving basis, an undivided interest in a pool of its trade accounts receivable. Under the program, the Company sells receivables in securitization transactions and retains a subordinated interest and servicing rights to those receivables. At June 29, 2001, the Company had sold $350 million of receivables under the program which is reflected as a reduction of receivables in the accompanying balance sheet. The cash received from the sale of receivables was used primarily to pay down outstanding short-term borrowings.

      In October 2000, the Company issued $250.0 million of 8.20% Notes due October 17, 2003 (the “8.20% Notes”) and $325.0 million of Floating Rate Notes due October 17, 2001 (the “Floating Rate Notes”). The proceeds from the sale of the 8.20% Notes and the Floating Rate Notes were approximately $572.4 million after deduction of underwriting discounts and other expenses associated with the sale. The Floating Rate Notes bear interest at an annual rate equal to three-month LIBOR, reset quarterly, plus 87.5 basis points (0.875%). The initial rate on the Floating Rate Notes was 7.65% per annum and the current rate is 4.63% per annum. After temporarily using the net proceeds from the 8.20% Notes and the Floating Rate Notes to pay down commercial paper and make investments in short-term securities, the net proceeds were used to fund the acquisition of the EBV Group and RKE Systems as described in the “Acquisitions” section below.

      On October 27, 2000, the Company entered into a $1.25 billion 364-day credit facility with a syndicate of banks led by Bank of America and Chase Manhattan Bank in order to replace the existing $500.0 million 364-day syndicated bank credit facility described below. This facility partially financed the acquisition of the EBV Group and RKE Systems and provided additional working capital capacity. The Company may select from various interest rate options and maturities under this facility, although the Company has used the facility primarily as back-up for its commercial paper program pursuant to which the Company is authorized to issue short-term notes for current operational business requirements.

      On February 8, 2000, the Company issued $360.0 million of 7 7/8% Notes due February 15, 2005 (the “7 7/8% Notes”). The proceeds from the sale of the 7 7/8% Notes were approximately $358.3 million after deduction of the underwriting discounts and other expenses associated with the sale. The net proceeds from the 7 7/8% Notes have been used to repay indebtedness which the Company may re-borrow for general corporate purposes, including capital expenditures, acquisitions, repurchase of the Company’s common stock and working capital needs.

      The Company also has a five-year facility with a syndicate of banks led by Bank of America which expires in September 2002 and which provides a line of credit of up to $700.0 million. The Company may select from various interest rate options and maturities under this facility. This credit facility serves as a primary funding vehicle as well as a backup for the Company’s commercial paper program. Even though this facility does not expire until September 2002, the Company intends to terminate the facility early and negotiate a new syndicated bank facility which provides both a multi-year tranche and 364-day tranche, which will also replace the $1.25 billion 364-day facility expiring in October 2001 as described above. Although the

Company may fall short of certain financial covenants in its 364-day and multi-year syndicated bank credit facility described above, the Company believes, based upon discussions with certain lenders, that it will enter into the new credit agreement without any impact on liquidity or limits on its ability to pursue its business strategy.

      In order to partially finance the cash component of the acquisition of Marshall Industries described below and to provide additional working capital capacity, the Company entered into a $500.0 million 364-day credit facility in October 1999 with a syndicate of banks led by Bank of America. The Company was able to select from various interest rate options and maturities under this facility, although the Company utilized the facility primarily as a back-up for its commercial paper program. This facility was replaced by the new $1.25 billion 364-day facility described above.

      The Company also has several small credit facilities available to fund the short-term working capital, foreign exchange, overdraft and letter of credit needs of its European and Asian operations. In addition, the Company also had a $100.0 million credit facility with Bank of America, which expired in October 2000, and a $150.0 million credit facility with Chase Manhattan Bank, which expired in November 2000.

      During the last three years, the Company’s shareholders’ equity increased by $746.1 million to $2.375 billion at June 29, 2001, while total debt increased by $1.204 billion to $2.222 billion. The increase in shareholders’ equity during that three-year period was the net result of the positive impact of net income ($353.4 million), shares issued in connection with the acquisitions of Marshall Industries, SEI Eurotronics and Savoir Technology ($462.9 million) and other items, net, principally related to stock option and incentive programs ($89.9 million), offset by the repurchase of common stock ($70.1 million), dividends ($75.5 million) and cumulative translation adjustments ($14.5 million). The Company’s debt to capital (shareholders’ equity plus total debt) ratio was approximately 48% at June 29, 2001 and 49% at June 30, 2000.

      On August 15, 2001, the Company announced that it would look to more effectively deploy its cash to fuel future earnings growth and deliver increased shareholder value by discontinuing the payment of its cash dividend effective after its anticipated dividend payment on January 2, 2002.

      Currently, the Company does not have any material commitments for capital expenditures.

      The Company and the former owners of a Company-owned site in Oxford, North Carolina have entered into a Consent Decree and Court Order with the Environmental Protection Agency (“EPA”) for the environmental clean-up of the site, the cost of which, according to the EPA’s remedial investigation and feasibility study, is estimated to be approximately $6.3 million, exclusive of the $1.5 million in EPA past costs paid by the potentially responsible parties. Pursuant to a Consent Decree and Court Order entered into between the Company and the former owners of the site, the former owners have agreed to bear at least 70% of the clean-up costs of the site, and the Company will be responsible for not more than 30% of those costs. In addition, the Company has become aware of claims that may be made against it and/or its Sterling Electronics Corp. subsidiary, which was acquired as part of the acquisition of Marshall Industries. Sterling once owned 92.46% of the capital stock of Phaostron, Inc. In August 1995, Sterling sold the interest in Phaostron to Westbase, Inc. At the time of the sale, Sterling and Westbase entered into an agreement related to environmental costs resulting from alleged contamination at a facility leased by Phaostron that is a part of the San Gabriel Valley Superfund Site. The agreement provided that Sterling would pay up to $800 thousand for environmental costs associated with the site. The Company does not believe that Sterling or the Company will be responsible for environmental costs in excess of $800 thousand and has established what it believes to be adequate reserves for any share of such costs that may be borne by Sterling or the Company. Based upon the information known to date, management believes that the Company has appropriately accrued for its share of the costs of the clean-ups with respect to the above mentioned sites. The Company is also a defendant in a lawsuit brought against it at an environmental clean-up site in Huguenot, New York. At this time, management cannot estimate the amount of the Company’s potential liability, if any, for clean-up costs in connection with this site, but does not anticipate that this matter or any other contingent matters will have a material adverse impact on the Company’s financial condition, liquidity or results of operations.

      Management is not now aware of any commitments, contingencies or events within the Company’s control which may significantly change its ability to generate sufficient cash from internal or external sources to meet its needs.

Acquisitions

      During 2001, the Company has acquired a number of businesses that are already having a substantial positive impact on the Company. All of the acquisitions described below, except for the acquisition of Kent, were accounted for using the “purchase” method of accounting.

      On July 3, 2000, the Company acquired Savoir Technology Group, Inc., a leading distributor of IBM mid-range server products in the Americas. In the merger, holders of Savoir common stock received 0.11452 of a share of Avnet common stock for each share of Savoir common stock, and cash in lieu of fractional Avnet shares. The exchange ratio, as well as the price paid for fractional shares, was based upon an Avnet stock price capped at $34.2736 as adjusted to reflect the Stock Split. Holders of Savoir series A preferred shares received 0.16098 of a share of Avnet common stock for each share they held and cash in lieu of fractional Avnet shares. The total cost of the acquisition of Savoir including estimated expenses was approximately $145.8 million, consisting of the cost for the Savoir shares of $111.1 million in Avnet stock and $0.7 million in Avnet stock options (net of related tax benefits of $0.5 million) as well as $1.8 million for transaction expenses and $32.2 million for the payoff of pre-existing Savoir debt. The above dollar value of Avnet stock reflects the issuance of 3,736,954 shares of Avnet stock valued at an assumed price of $29.66 per share.

      On October 31, 2000, the Company completed its acquisition of certain European operations of the VEBA Electronics Group consisting of (a) the Germany-headquartered EBV Group, consisting of EBV Electronik and WBC, both pan-European semiconductor distributors, and Atlas Services Europe, a logistics provider for EBV and WBC; and (b) the Germany-based RKE Systems, a computer products and services distributor. The amount paid at closing of $740.0 million includes the payoff of substantially all of the debt on the books of the companies acquired and is subject to closing adjustments.

      On February 15, 2001, Avnet completed the acquisition of RDT Technologies Ltd. and combined its operations with Avnet Gallium to form Avnet Components Israel Ltd. RDT Technologies reported sales for the year ending December 31, 2000 of approximately $90 million.

      On May 10, 2001, Avnet acquired Sunrise Technology Ltd., a privately-held, electronic components distribution company serving indigenous and multinational OEMs and contract manufacturers in China. Sunrise reported revenues of approximately $230 million for its fiscal year ending March 31, 2001.

      In addition, as described at the beginning of this MD&A, the Company completed the acquisition of Kent on June 8, 2001 in a stock-for-stock transaction accounted for as a “pooling-of-interests.”

      On October 20, 1999, the Company acquired Marshall Industries, then one of the world’s largest distributors of electronic components and computer products, for a combination of cash and Avnet stock. The total cost of the acquisition of Marshall, including estimated expenses, was approximately $764.6 million, consisting of the cost for the Marshall shares of $326.8 million in cash, $269.3 million in Avnet stock and $7.0 million in Avnet stock options (net of related tax benefits of $4.8 million) as well as $17.5 million for direct transaction costs and estimated expenses and $144.0 million for the refinancing of Marshall net debt. The above dollar value of Avnet stock reflects the issuance of 6,817,943 shares of Avnet stock valued at an assumed price of $39.50 per share.

      In November 1999, Kent acquired all of the outstanding common stock of Orange Coast Datacomm, Inc., Orange Coast Cabling, Inc. and Go Telecomm, Inc., collectively known as Orange Coast. Orange Coast provided comprehensive end-to-end voice and data network solutions to major corporations from offices in Irvine and Santa Clara, California.

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

      To capitalize on growing world markets for electronic components and computer products, the Company has pursued and expects to continue to pursue strategic acquisitions to expand its business. However, the Company does not anticipate further material acquisitions until it has completed the integration of its recent acquisitions and strengthened its balance sheet. Management believes that the Company has the ability to generate sufficient capital resources from internal or external sources in order to continue its expansion program. In addition, as with past acquisitions, management does not expect that any future acquisitions will materially impact the Company’s liquidity.

Market Risks

      Many of the Company’s operations, primarily its international subsidiaries, occasionally purchase and sell products in currencies other than their functional currencies. This subjects the Company to the risks associated with fluctuations of foreign currency exchange rates. The Company reduces this risk by utilizing natural hedging (offsetting receivables and payables) as well as by creating offsetting positions through the use of derivative financial instruments, primarily forward foreign exchange contracts with maturities of less than sixty days. The market risk related to the foreign exchange contracts is offset by the changes in valuation of the underlying items being hedged. The amount of risk and the use of derivative financial instruments described above are not material to the Company’s financial position or results of operations. As of September 14, 2001, approximately 63% of the Company’s outstanding debt (including as debt the $350 million outstanding under the Company’s accounts receivable securitization program) was in variable rate short-term instruments and 37% was in fixed rate instruments. Accordingly, the Company will be impacted by any change in short-term interest rates. The Company does not hedge either its investment in its foreign operations or its floating interest rate exposures. The Company adopted the Financial Accounting Standards Board’s Statement of Financial Accounting Standards No. 133 (“SFAS 133”), “Accounting for Derivative Instruments and Hedging Activities,” as amended by Statement of Financial Accounting Standards No. 138, “Accounting for Certain Derivative Instruments and Certain Hedging Activities,” on July 1, 2000. The adoption of SFAS 133, as amended, did not have a material impact on the Company’s financial statements.

Item 7A.  Quantitative and Qualitative Disclosures About Market Risk

      See Note 1 to the Consolidated Financial Statements appearing at the end of this Report, and the “Market Risks” section discussed above.

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

Item 10.      Directors and Executive Officers of the Registrant

Item 11.  Executive Compensation

Item 12.  Security Ownership of Certain Beneficial Owners and Management

Item 13.  Certain Relationships and Related Transactions

      The information called for by Items 10, 11, 12 and 13 (except to the extent set forth in Item 4A above) is incorporated in this Report by reference to the Company’s definitive proxy statement relating to the Annual Meeting of Stockholders anticipated to be held November 29, 2001.

PART IV

Item 14.  Exhibits, Financial Statement Schedules and Reports on Form 8-K

a.  The following documents are filed as part of this Report:

		Page

1.	Financial Statements:
	Reports of Independent Public Accountants	27
	Avnet, Inc. and Subsidiaries Consolidated Financial Statements:
	Balance Sheets at June 29, 2001 and June 30, 2000	29
	Statements of Income for the years ended June 29, 2001, June 30 2000 and July 2, 1999	30
	Statements of Shareholders’ Equity for the years ended June 29, 2001, June 30, 2000 and July 2, 1999	31
	Statements of Cash Flows for the years ended June 29, 2001, June 30, 2000 and July 2, 1999	32
	Notes to Consolidated Financial Statements	33

2.	Financial Statement Schedules:
	Schedule II (Valuation and Qualifying Accounts) for the years ended June 29, 2001, June 30, 2000 and July 2, 1999	53
	Schedules other than that above have been omitted because they are not applicable or the required information is shown in the financial statements or notes thereto.

3.	Exhibits — The exhibit index for this Report can be found on pages 54 to 56.

b.  Reports on Form 8-K

      During the fourth quarter of fiscal 2001, the Company filed the following Current Reports on Form 8-K: (1) Current Report on Form 8-K bearing cover date of April 19, 2001 in which the Company reported under Item 9 that it issued a press release announcing a third quarter fiscal 2001 earnings conference call; (2) Current Report on Form 8-K bearing cover date of April 26, 2001 in which the Company reported under Item 5 that it issued a press release announcing third quarter fiscal 2001 earnings; (3) Current Report on Form 8-K bearing cover date of May 14, 2001 in which the Company filed certain management contracts and reported under Items 5 and 7 that it was not required to file financial statements and pro forma financial information regarding the Company’s prior acquisition of certain European operations of the VEBA Electronics Group; (4) Current Report on Form 8-K bearing cover date of June 7, 2001 in which the Company reported under Item 9 that it issued a press release announcing that the acquisition of Kent Electronics Corporation (“Kent”) by the Company had been approved by the shareholders of each company; (5) Current Report on Form 8-K bearing cover date of June 8, 2001 in which the Company reported under Items 2 and 7 the completion of the acquisition of Kent and provided the required restated supplemental financial statements; (6) Current Report on Form 8-K bearing cover date of June 15, 2001 in which the Company reported under Item 9 that it issued a press release announcing a conference call in which the Company would discuss, among other things, the acquisition of Kent and the accounting treatment related thereto; (7) Current Report on Form 8-K bearing cover date of June 19, 2001 in which the Company reported under Item 9 that it issued a press release announcing that the conference call to be held on June 20, 2001 to discuss the acquisition of Kent and the accounting treatment thereto would also include comments with respect to the current business environment and the Company’s projected financial results; and (8) Current Report on Form 8-K bearing cover date of June 20, 2001 in which the Company reported under Item 9 that it issued a press release providing information regarding the Kent acquisition, including the accounting treatment and special charges related thereto, and providing guidance relating to fourth quarter revenues and earnings.

SIGNATURES

      Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

AVNET, INC. (Registrant)

Date: September 26, 2001	By: /s/ ROY VALLEE Roy Vallee, Chairman of the Board, Chief Executive Officer and Director

      Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the Registrant and in the capacities indicated on September 26, 2001.

Signature	Title

/s/ ROY VALLEE (Roy Vallee)	Chairman of the Board, Chief Executive Officer and Director
* (Eleanor Baum)	Director
* (J. Veronica Biggins)	Director
* (Lawrence W. Clarkson)	Director
* (Ehud Houminer)	Director
* (James A. Lawrence)	Director
* (Salvatore J. Nuzzo)	Director
* (Ray Robinson)	Director
* (Frederic Salerno)	Director
* (Gary Tooker)	Director
/s/ RAYMOND SADOWSKI (Raymond Sadowski)	Senior Vice President, Chief Financial Officer and Assistant Secretary

Signature	Title

/s/ JOHN F. COLE (John F. Cole)	Controller and Principal Accounting Officer
*By: /s/ RAYMOND SADOWSKI (Raymond Sadowski) Attorney-in-Fact

REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS

To Avnet, Inc.:

      We have audited the accompanying consolidated balance sheets of Avnet, Inc. (a New York corporation) and Subsidiaries as of June 29, 2001 and June 30, 2000, and the related consolidated statements of income, shareholders’ equity and cash flows for each of the three years in the period ended June 29, 2001. These financial statements and the schedule referred to below are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits. We did not audit the financial statements of Kent Electronics Corporation and Subsidiaries, a company acquired during 2001 in a transaction accounted for as a pooling-of-interests, as discussed in Note 1. Such statements are included in the consolidated financial statements of Avnet, Inc. and reflect 12 percent of total consolidated assets as of June 30, 2000 and 6 percent, 7 percent and 7 percent of total consolidated revenues for the years ended June 29, 2001, June 30, 2000 and July 2, 1999, respectively. These statements were audited by other auditors whose report has been furnished to us, and our opinion, insofar as it relates to amounts included for Kent Electronics Corporation and Subsidiaries, is based solely upon the report of the other auditors.

      We conducted our audits in accordance with auditing standards generally accepted in the United States. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits and the report of the other auditors provide a reasonable basis for our opinion.

      In our opinion, based on our audits and the report of the other auditors, the financial statements referred to above present fairly, in all material respects, the financial position of Avnet, Inc. and Subsidiaries as of June 29, 2001 and June 30, 2000, and the results of their operations and their cash flows for each of the three years in the period ended June 29, 2001 in conformity with accounting principles generally accepted in the United States.

      Our audits were made for the purpose of forming an opinion on the basic financial statements taken as a whole. The schedule listed in the index of financial statement schedules is presented for purposes of complying with the Securities and Exchange Commission’s rules and is not part of the basic financial statements. This schedule has been subjected to the auditing procedures applied in the audits of the basic financial statements and, in our opinion, based on our audits and the report of the other auditors, fairly states in all material respects the financial data required to be set forth therein in relation to the basic financial statements taken as a whole.

/s/ ARTHUR ANDERSEN LLP

Phoenix, Arizona

August 14, 2001

REPORT OF INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS

Board of Directors and Stockholders

     Kent Electronics Corporation

      We have audited the consolidated balance sheets of Kent Electronics Corporation and Subsidiaries as of March 31, 2001 and April 1, 2000, and the related consolidated statements of earnings, cash flows and stockholders’ equity for each of the three years in the period ended March 31, 2001. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

      We conducted our audits in accordance with generally accepted auditing standards in the United States of America. Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

      In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Kent Electronics Corporation and Subsidiaries as of March 31, 2001 and April 1, 2000, and the consolidated results of their operations and their cash flows for each of the three years in the period ended March 31, 2001, in conformity with generally accepted accounting principles in the United States of America.

/s/ GRANT THORNTON LLP

Houston, Texas

May 8, 2001

AVNET, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

	June 29,	June 30,
	2001	2000

	(In thousands, except
	share amounts)
Assets:
Current assets:
Cash and cash equivalents	$97,279	$268,244
Receivables, less allowances of $65,204 and $44,523, respectively (Note 3)	1,629,566	1,899,988
Inventories (Note 4)	1,917,044	2,013,221
Net assets of discontinued operations (Note 2)	—	143,795
Other	103,600	80,550

Total current assets	3,747,489	4,405,798
Property, plant and equipment, net (Note 6)	417,159	345,659
Goodwill, net of accumulated amortization of $120,127 and $84,824, respectively (Note 1)	1,404,863	959,995
Other assets	294,637	222,972

Total assets	$5,864,148	$5,934,424

Liabilities:
Current liabilities:
Borrowings due within one year (Note 7)	$1,302,129	$503,287
Accounts payable	853,196	1,185,292
Accrued expenses and other (Note 8)	414,740	348,532

Total current liabilities	2,570,065	2,037,111
Long-term debt, less due within one year (Note 7)	919,493	1,650,610

Total liabilities	3,489,558	3,687,721

Commitments and contingencies (Notes 11 and 13)
Shareholders’ equity (Notes 1 and 12):
Common stock $1.00 par, authorized 300,000,000 shares and 120,000,000 shares, respectively, issued 117,840,000 shares and 115,400,000 shares, respectively	117,840	115,400
Additional paid-in capital	542,733	470,360
Retained earnings	1,770,645	1,776,025
Cumulative translation adjustments (Note 5)	(56,297)	(54,582)
Cumulative valuation adjustments (Note 5)	—	2,293
Treasury stock at cost, 12,711 shares and 2,396,000 shares, respectively	(331)	(62,793)

Total shareholders’ equity	2,374,590	2,246,703

Total liabilities and shareholders’ equity	$5,864,148	$5,934,424

See notes to consolidated financial statements

AVNET, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF INCOME

	Years Ended

	June 29,	June 30,	July 2,
	2001	2000	1999

	(In thousands, except per share amounts)
Sales	$12,814,010	$9,915,042	$6,805,736
Cost of sales (Note 17)	10,948,484	8,470,257	5,757,709

Gross profit	1,865,526	1,444,785	1,048,027
Selling, shipping, general and administrative expenses (Note 17)	1,611,874	1,076,793	865,577

Operating income	253,652	367,992	182,450
Other income, net	25,495	10,452	13,002
Interest expense	(191,895)	(94,798)	(62,591)
Gain on dispositions of businesses (Note 17)	—	—	252,279

Income from continuing operations before income taxes	87,252	283,646	385,140
Income taxes (Note 9)	87,155	121,082	204,818

Net income from continuing operations	97	162,564	180,322
Income (loss) from discontinued operations, net of income taxes of $1,611, $100 and ($3,872), respectively (Note 2)	2,416	828	(5,683)
Gain on disposal of discontinued operations, net of income taxes of $8,611	12,889	—	—

Net income	$15,402	$163,392	$174,639

Earnings per share from continuing operations (Note 14):
Basic	$—	$1.52	$1.89

Diluted	$—	$1.50	$1.86

Net earnings per share (Note 14):
Basic	$.13	$1.53	$1.83

Diluted	$.13	$1.51	$1.80

Shares used to compute earnings per share (Note 14):
Basic	117,263	106,627	95,266

Diluted	118,815	108,257	99,916

See notes to consolidated financial statements

AVNET, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY

Years ended June 29, 2001, June 30, 2000 and July 2, 1999

		Additional		Cumulative	Cumulative		Total
	Common	Paid-in	Retained	Translation	Valuation	Treasury	Shareholders’
	Stock	Capital	Earnings	Adjustments	Adjustments	Stock	Equity

	(In thousands, except per share amounts)
Balance, June 26, 1998	$56,159	$594,540	$1,483,888	$(41,804)	$—	$(464,319)	$1,628,464
Net income			174,639				174,639
Translation adjustments				(4,237)			(4,237)

Comprehensive income							170,402

Dividends, $0.30 per share			(21,088)				(21,088)
Repurchase of stock						(70,147)	(70,147)
Other, net, principally stock option and incentive programs	421	9,313				1,412	11,146

Balance, July 2, 1999	56,580	603,853	1,637,439	(46,041)	—	(533,054)	1,718,777
Net income			163,392				163,392
Translation adjustments				(8,541)			(8,541)
Valuation adjustments (net of tax of $1,562)					2,293		2,293

Comprehensive income							157,144

Dividends, $0.30 per share			(24,806)				(24,806)
Acquisitions of operations		(117,256)				469,133	351,877
Two-for-one stock split (Note 1)	57,542	(57,542)
Other, net, principally stock option and incentive programs	1,278	41,305				1,128	43,711

Balance, June 30, 2000	115,400	470,360	1,776,025	(54,582)	2,293	(62,793)	2,246,703
Net income			15,402				15,402
Translation adjustments				(1,715)			(1,715)
Valuation adjustments (net of tax of $1,562)					(2,293)		(2,293)

Comprehensive income							11,394

Dividends, $0.30 per share			(29,601)				(29,601)
Acquisitions of operations	1,361	47,449				62,255	111,065
Kent’s net income for the quarter ended June 30, 2000 (Note 2)			8,819				8,819
Other, net, principally stock option and incentive programs	1,079	24,924				207	26,210

Balance, June 29, 2001	$117,840	$542,733	$1,770,645	$(56,297)	$—	$(331)	$2,374,590

See notes to consolidated financial statements

AVNET, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Years Ended

	June 29,	June 30,	July 2,
	2001	2000	1999

	(In thousands)
Cash flows from operating activities:
Net income	$15,402	$163,392	$174,639
(Income) loss from discontinued operations, net of income taxes	(2,416)	(828)	5,683
Gain on disposal of discontinued operations	(12,889)	—	—

Net income from continuing operations	97	162,564	180,322
Non-cash and other reconciling items:
Depreciation and amortization	119,398	83,516	57,445
Deferred taxes (Note 9)	(79,659)	(40,159)	(34,532)
Other, net (Note 15)	296,450	43,339	58,787
Pre-tax gain on dispositions of businesses (Note 17)	—	—	(209,547)

	336,286	249,260	52,475
Changes in (net of effects from businesses acquired):
Receivables	315,669	(453,330)	(77,137)
Inventories	248,978	(535,844)	16,288
Payables, accruals and other, net	(714,733)	245,532	106,269

Net cash flows provided from (used for) operating activities	186,200	(494,382)	97,895

Cash flows from financing activities:
Repurchase of common stock	—	—	(70,147)
Sale of accounts receivable under asset securitization program (Note 3)	350,000	—	—
Issuance of notes in public offerings, net	572,389	358,326	198,305
(Repayment) issuance of commercial paper and bank debt, net	(427,227)	696,104	(209,773)
Payment of other debt, net	(25,983)	(138)	(128)
Cash dividends (Note 15)	(27,387)	(18,180)	(26,735)
Other, net	10,834	29,157	4,755

Net cash flows provided from (used for) financing activities	452,626	1,065,269	(103,723)

Cash flows from investing activities:
Purchases of property, plant and equipment	(125,421)	(92,488)	(79,122)
(Acquisitions) dispositions of operations, net (Notes 2 and 17)	(858,851)	(675,030)	341,635
Investments in non-consolidated entities, net	(2,955)	(42,972)	—
Proceeds from sale of discontinued operations	226,390	—	—

Net cash flows (used for) provided from investing activities	(760,837)	(810,490)	262,513

Effect of exchange rate changes on cash and cash equivalents	(7,468)	(995)	(272)
Net (decrease) increase in cash from discontinued operations	(25,073)	(11,082)	997

Cash and cash equivalents:
— (decrease) increase	(154,552)	(251,680)	257,410
— at beginning of year	268,244	519,924	262,514
— net change during Kent’s quarter ending June 30, 2000 (Note 2)	(16,413)	—	—

— at end of year	$97,279	$268,244	$519,924

Additional cash flow information (Note 15)

See notes to consolidated financial statements

AVNET, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.  Summary of significant accounting policies:

      Principles of consolidation — The accompanying consolidated financial statements include the accounts of the Company and all of its subsidiaries. All intercompany accounts and transactions have been eliminated. Minority interests at the end of 2001 and 2000, which amounts are not material, are included in the caption “Accrued expenses and other.”

      Effective June 8, 2001, the Company acquired Kent Electronics Corporation (“Kent”) in a transaction accounted for as a “pooling-of-interests.” Accordingly, the accompanying consolidated financial statements and notes for periods prior to the acquisition have been restated to reflect the acquisition of Kent (see Note 2).

      Cash equivalents — The Company considers all highly liquid investments with an original maturity of three months or less to be cash equivalents.

      Inventories  — Inventories are stated at cost (first-in, first-out) or market, whichever is lower.

      Depreciation and amortization — Depreciation and amortization is generally provided for by the straight-line method over the estimated useful lives of the assets.

      Long-lived assets — Long-lived assets are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of the assets in question may not be recoverable. The Company continually evaluates the carrying value and the remaining economic useful life of all long-lived assets and will adjust the carrying value and the related depreciation and amortization period if and when appropriate.

      Goodwill — Goodwill represents the excess of the purchase price over the fair value of net assets acquired. Except for an immaterial amount of goodwill applicable to purchases made before October 31, 1970, goodwill is being amortized on a straight-line basis over 40 years.

      Foreign currency translation — The assets and liabilities of foreign operations are translated into U.S. dollars at the exchange rates in effect at the balance sheet date with the related translation gains and losses reported as a separate component of shareholders’ equity and comprehensive income. Results of operations are translated using the average exchange rates prevailing throughout the period.

      Income taxes — No provision for U.S. income taxes has been made for approximately $163,000,000 of cumulative unremitted earnings of foreign subsidiaries at June 29, 2001 because those earnings are expected to be permanently reinvested outside the U.S. If such earnings were remitted to the U.S., any net U.S. income taxes would not have a material impact on the financial position or results of operations of the Company.

      Stock split — On August 31, 2000, the Board of Directors of Avnet, Inc. declared a two-for-one stock split to be effected in the form of a stock dividend. The additional common stock was distributed on September 28, 2000 to shareholders of record on September 18, 2000. All references in this report to the number of shares, per share amounts and market prices of the Company’s common stock have been restated to reflect the stock split and the resulting increased number of shares outstanding.

      Revenue Recognition — Revenue from product sales is recognized upon shipment to customers. Revenues and anticipated profits under long-term contracts are recorded on the percentage of completion basis, under which a portion of the total contract price is accrued based on the ratio of costs incurred to estimated costs at completion. Revenues from maintenance contracts are recognized ratably over the life of the contracts, ranging from one to three years.

      Shipping and handling fees and costs — The Company recognizes amounts billed to a customer in a sale transaction related to shipping and handling as revenue. The costs incurred by the Company for shipping and handling are classified as cost of sales.

AVNET, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

      Concentration of credit risk — Financial instruments which potentially subject the Company to a concentration of credit risk principally consist of cash and cash equivalents and trade accounts receivable. The Company invests its excess cash primarily in overnight Eurodollar time deposits and institutional money market funds with quality financial institutions. The Company sells electronic components and computer products primarily to original equipment manufacturers, including military contractors and the military, throughout North and South America, Europe and the Asia/ Pacific region. To reduce credit risk, management performs ongoing credit evaluations of its customers’ financial condition. The Company maintains reserves for potential credit losses, but has not experienced any material losses related to individual customers or groups of customers in any particular industry or geographic area.

      Accounts receivable securitization — The Company has an accounts receivable securitization program whereby the Company sells receivables in securitization transactions and retains a subordinated interest and servicing rights to those receivables. The gain or loss on sales of receivables is determined based upon the relative fair value of the assets sold and the retained interests at the date of transfer. The Company estimates fair value based on the present value of future expected cash flows using management’s best estimates of the key assumptions, including collection period and discount rates.

      Derivative financial instruments — Many of the Company’s operations, primarily its international subsidiaries, occasionally purchase and sell products in currencies other than their functional currencies. This subjects the Company to the risks associated with the fluctuations of foreign currency exchange rates. The Company reduces this risk by utilizing natural hedging (offsetting receivables and payables) as well as by creating offsetting positions through the use of derivative financial instruments, primarily forward foreign exchange contracts with maturities of less than sixty days. The market risk related to the foreign exchange contracts is offset by the changes in valuation of the underlying items being hedged. The amount of risk and the use of derivative financial instruments described above are not material to the Company’s financial position or results of operations. The Company does not hedge its investment in its foreign operations nor its floating interest rate exposures.

      Fiscal year — The Company operates on a “52/53 week” fiscal year which ends on the Friday closest to June 30th. Fiscal year 1999 contained 53 weeks as compared with 52 weeks in fiscal 2001 and 2000. Unless otherwise noted, all references to the “year 2001” or any other “year” shall mean the Company’s fiscal year.

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

      New accounting standards — In June 2001, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 141 (“SFAS 141”), “Business Combinations,” and Statement of Financial Accounting Standards No. 142 (“SFAS 142”), “Goodwill and Other Intangible Assets.” The new rules will apply to goodwill and intangible assets acquired after June 30, 2001 and to existing goodwill and intangible assets upon adoption of SFAS 141 and SFAS 142. The new rules establish one method of accounting for all business combinations and the resulting goodwill and other intangible assets. Under SFAS 142, intangible assets with a finite life will generally continue to be amortized over their lives while intangibles without a finite life, including goodwill, will no longer be amortized. However, tests for impairment will be performed annually or upon the occurrence of a triggering event. The Company has the option of adopting the new rules commencing at the beginning of either fiscal 2002 or fiscal 2003. Management is currently evaluating the potential impact of the new rules and when those rules will be adopted. Preliminary estimates based on existing goodwill indicate that adoption could result in an annual increase in net income of at least $30 million as a result of the elimination of the amortization of goodwill.

AVNET, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

      Effective July 1, 2000, the Company adopted the Financial Accounting Standards Board’s Statement of Financial Accounting Standards No. 133 (“SFAS 133”), “Accounting for Derivative Instruments and Hedging Activities,” as amended by Statement of Financial Accounting Standards No. 138, “Accounting for Certain Derivative Instruments and Hedging Activities.” SFAS 133, as amended, establishes accounting and reporting standards requiring that every derivative instrument, including certain derivative instruments embedded in other contracts, be recorded in the balance sheet as either an asset or liability measured at its fair value. SFAS 133, as amended, requires that changes in the derivative’s fair value be recognized currently in earnings unless specific hedge accounting criteria are met. Special accounting for qualifying hedges allows a derivative’s gains and losses to offset related results on the hedged item in the income statement to the extent effective, and requires that the Company must formally document, designate and assess the effectiveness of transactions that receive hedge accounting. The adoption of SFAS 133, as amended, did not have a material effect on the Company’s consolidated financial statements.

      In December 1999, the Securities and Exchange Commission (“SEC”) issued Staff Accounting Bulletin No. 101 (“SAB 101”), “Revenue Recognition,” which provides guidance on the recognition, presentation and disclosure of revenue in financial statements filed with the SEC. In June 2000, the SEC issued Staff Accounting Bulletin No. 101B (“SAB 101B”), which extended the effective date of SAB 101 to the Company’s fourth quarter of fiscal 2001. The adoption of SAB 101 did not have a significant impact on the Company’s consolidated financial statements.

2.  Acquisitions and dispositions:

      During the last three fiscal years, the Company has completed nineteen acquisitions — seven in North America, five in Europe, four in the Asia/ Pacific region, two in the Middle East and one in South America. Five of the acquisitions were completed in 2001, ten were completed during 2000 and four were completed in 1999. All acquisitions, except for the acquisition of Kent discussed below and in Note 1, have been accounted for as purchases.

      The acquisitions completed in 2001 consisted of Kent, Sunrise Technology Ltd., RDT Technologies Ltd., certain European operations of the VEBA Electronics Group (consisting of EBV, WBC, Atlas Logistics and RKE Systems, collectively, the “VEBA Group”) and Savoir Technology Group, Inc. The acquisitions completed in 2000 consisted of Marshall Industries, Integrand Solutions, Eurotronics B.V., the SEI Macro Group, PCD Italia S.r.l. and Matica S.p.A. (counted as a single acquisition), Cosco Electronics/ Jung Kwang, the remaining 60% of SEI Nordstar S.p.A. and Orange Coast Data Comm, Inc., Orange Coast Cabling, Inc. and Go Telecomm, Inc. (collectively known as the “Orange Coast Companies” and counted as a single acquisition), Advacom, Inc. and Sabre-Data, Inc. (the Orange Coast Companies, Advacom and Sabre-Data were acquired by Kent prior to its acquisition by Avnet). The acquisitions completed in 1999 consisted of a 60% interest in Max India, Ltd., including 100% of Max India’s Hong Kong-based subsidiary, a 70% interest in Gallium Electronics, Ltd., the Computer Solutions Division of JBA International, Inc. and a 70% interest in Bridge International.

      Excluding the acquisition of Kent (which was accounted for as a “pooling-of-interests”), the acquisitions completed during 2001 required a total investment of $866,268,000 (net of $74,423,000 of cash on the books of the companies acquired), of which $779,788,000 was paid in cash (including $32,200,000 to pay off pre-existing debt), $111,065,000 in Avnet stock and $714,000 in Avnet stock options (net of related tax benefits of $454,000), less a receivable of $25,299,000 for income tax credits related in the acquisition of the VEBA Group. In addition, the Company paid $79,063,000 of Kent acquisition-related costs, consisting primarily of change-in-control and other executive benefit-related payments and professional fees for investment banking, legal and accounting services rendered to both Avnet and Kent. In the aggregate, the operations acquired during 2001, excluding Kent, had sales totaling approximately $2,887,000,000 during the fiscal year of each such operation immediately preceding its acquisition. The historical results of operations of the companies other than Kent that were acquired during 2001 would not have had a material effect on the Company’s results

AVNET, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

of operations in that year, on a pro forma basis. The Company also sold certain small non-core operations during 2001, the impact of which was not material.

      The purchase prices for the acquisitions accounted for as purchases have been allocated, on a preliminary basis, to the assets acquired and liabilities assumed based upon estimated fair values as of the acquisition date and are subject to adjustment when additional information concerning asset and liability valuations are finalized.

      As discussed in Note 1, the accompanying consolidated financial statements and notes have been restated to reflect the acquisition of Kent which was accounted for as a “pooling-of-interests.” Each share of Kent common stock was converted into 0.87 shares of Avnet common stock. A total of approximately 25.3 million Avnet common shares were issued for the outstanding stock of Kent and an additional 1.7 million shares have been reserved for issuance upon the exercise of outstanding warrants and stock options assumed in the transaction.

      Kent’s results of operations for the period from July 1, 2000 to June 8, 2001, and for its fiscal years ended April 1, 2000 and April 3, 1999, have been combined with Avnet’s results of operations for the years ended June 29, 2001, June 30, 2000 and July 2, 1999, respectively. In addition, Kent’s balance sheet as of April 1, 2000 has been combined with Avnet’s balance sheet as of June 30, 2000. Accordingly, an adjustment was made to retained earnings to include $8,819,000 of net income for Kent for the three months ended June 30, 2000. For the same three months, Kent’s sales of $223,313,000 and Kent’s cash flows (used for) provided from operating, financing and investing activities of ($26,644,000), $1,443,000 and $8,788,000, respectively, have been excluded from the consolidated statements of income and cash flows, respectively. The restated financial information includes certain reclassifications to conform Kent’s financial statement presentation to that of Avnet. Intercompany transactions between the combined companies are not material in any of the periods presented. The combination of the two entities in this document does not give effect to any synergies that the Company expects to realize from the combined operations going forward.

      The following table is a reconciliation of the results of operations of the previously separate Avnet and Kent companies to reported combined results of operations for the most recent interim period preceding the acquisition, as well as the years ended June 30, 2000 and July 2, 1999.

	Avnet Before	Kent Before	Avnet As
	Pooling	Pooling	Restated

	(Thousands)
Nine months ended March 30, 2001
Sales	$9,557,204	$719,051	$10,276,255
Net income from continuing operations	205,596	25,536	231,132
Net income	205,596	45,952	251,548
Year ended June 30, 2000
Sales	9,172,205	742,837	9,915,042
Net income from continuing operations	145,141	17,423	162,564
Net income	145,141	18,251	163,392
Year ended July 2, 1999
Sales	6,350,042	455,694	6,805,736
Net income from continuing operations	174,457	5,865	180,322
Net income	174,457	182	174,639

      The acquisitions completed during 2000 required a total investment of $1,039,506,000 (net of $1,570,000 of cash on the books of the companies acquired), of which $675,030,000 was paid in cash, $351,877,000 in Avnet stock, $11,745,000 in Avnet stock options ($6,985,000 net of related tax benefits) and amounts payable at June 30, 2000 of $854,000. In the aggregate, the operations acquired during 2000 had sales totaling

AVNET, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

approximately $2,852,000,000 during the fiscal year of each such operation immediately preceding its acquisition.

      The following unaudited pro forma results reflect the acquisition of Marshall Industries (which occurred during 2000) as if it occurred on July 3, 1999 and June 27, 1998, the first day of the Company’s 2000 and 1999 fiscal years, respectively, and does not purport to present what actual results would have been had the acquisition, in fact, occurred at those dates or to project results for any future period:

	Years Ended

	June 30,	July 2,
	2000	1999

	(Thousands, except
	per share amounts)
Sales	$10,477,752	$8,520,841
Income from continuing operations before income taxes	296,688	381,434
Net income from continuing operations	169,610	165,392
Net income	170,438	159,709
Diluted earnings per share from continuing operations	1.51	1.50
Diluted net earnings per share	1.52	1.45

      The unaudited pro forma results shown above include the non-recurring items referred to in Note 17. In addition, the unaudited pro forma results shown above exclude any benefits that resulted from the acquisition due to synergies that were derived from the elimination of any duplicated costs. The historical results of operations of other companies acquired during 2000 would not have had a material effect on the Company’s results of operations in that year, on a pro forma basis.

      Cash expended (net of cash on the books of the companies acquired and including interest bearing obligations assumed) in 1999 relating to acquisitions totaled approximately $35,365,000. In the aggregate, the operations acquired during 1999 had sales totaling approximately $184,000,000 during the fiscal year of each such operation immediately preceding its acquisition. The historical results of operations of the companies acquired in 1999 would not have had a material effect on the Company’s results of operations in that year, on a pro forma basis. On July 2, 1999, the Company completed the disposition of its Allied Electronics business (see Note 17).

   Disposition of discontinued operations:

      On October 10, 2000, the Company sold K*TEC Electronics Corporation (“K*TEC”), its contract manufacturing operation, for $237,200,000, consisting of $175,000,000 in cash, a $50,000,000 senior secured note which was redeemed on January 26, 2001 and a $12,200,000 unsecured note maturing on October 10, 2001. The unsecured note is subject to a post-closing adjustment based upon K*TEC’s net asset value as of October 7, 2000. A gain on the sale of K*TEC of approximately $21,500,000 pre-tax, $12,889,000 after-tax, or $0.11 per diluted share, was recorded in 2001. The purchaser is disputing K*TEC’s net asset value as of October 7, 2000, and the ultimate outcome is not determinable at this time; however, management believes it will not have a material effect on the financial position or results of operations of the Company. The net assets and operations of K*TEC are reflected as discontinued operations in the accompanying consolidated financial statements. Corporate and shared general and administrative costs of the Company were not allocated to discontinued operations. The net assets and results of operations of K*TEC were not material in the years presented.

AVNET, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

3.  Accounts receivable securitization:

      In June 2001, the Company entered into a five-year accounts receivable securitization program (the “Program”) with a financial institution. The Program allows the Company to sell on a revolving basis an undivided interest in up to $350,000,000 in eligible receivables. The eligible receivables are sold to bank conduits through a bankruptcy-remote special purpose entity which is consolidated for financial reporting purposes. The Company retains a subordinated interest and servicing rights to those eligible receivables sold under the Program.

      The transaction has been accounted for as a sale under Statement of Financial Accounting Standards No. 140, “Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities.” As of June 29, 2001, the Company has sold $350,000,000 of receivables under the Program which is reflected as a reduction of receivables in the accompanying consolidated balance sheet. Included in receivables in the accompanying consolidated balance sheet is the Company’s retained interest in eligible receivables of $163,138,000 at June 29, 2001. Key economic assumptions used in measuring the retained interests at the date of the securitization include a weighted average life of 45 days and a discount rate of 6.75% per annum. At June 29, 2001, a 10 and 20 percent adverse change in the assumed discount rate would have an approximate impact on the retained interest of $92,000 and $184,000, respectively.

4.  Inventories:

	June 29,	June 30,
	2001	2000

	(Thousands)
Finished goods	$1,827,486	$1,936,638
Work-in-process	19,104	7,744
Raw materials	70,454	68,839

	$1,917,044	$2,013,221

5.  Comprehensive income:

	Years Ended

	June 29,	June 30,	July 2,
	2001	2000	1999

	(Thousands)
Net income	$15,402	$163,392	$174,639
Foreign currency translation adjustments	(1,715)	(8,541)	(4,237)
Valuation adjustments — unrealized gain (loss) on investments in marketable securities	(2,293)	2,293	—

Total comprehensive income	$11,394	$157,144	$170,402

      Cumulative other comprehensive income (loss) items, consisting of translation and valuation adjustments, totaled ($56,297,000) and ($52,289,000) at June 29, 2001 and June 30, 2000, respectively. During 2001, the Company sold substantially all of its marketable securities. Therefore, the previously recorded valuation adjustment was classified to the consolidated statement of income as part of the realized gains and losses recorded during the year ended June 29, 2001.

AVNET, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

6.  Property, plant and equipment, net:

      Property, plant and equipment are recorded at cost and consist of the following:

	June 29,	June 30,
	2001	2000

	(Thousands)
Land	$11,580	$15,388
Buildings	70,514	120,659
Machinery, fixtures and equipment	633,295	542,795
Leasehold improvements	29,245	18,843

	744,634	697,685
Less accumulated depreciation and amortization	327,475	352,026

	$417,159	$345,659

      Depreciation and amortization expense related to property, plant and equipment was $74,342,000, $59,809,000 and $42,547,000 in 2001, 2000 and 1999, respectively.

7.  External financing:

	June 29,	June 30,
	2001	2000

	(Thousands)
7 7/8% Notes due February 15, 2005	$360,000	$360,000
6 7/8% Notes due March 15, 2004	100,000	100,000
6.45% Notes due August 15, 2003	200,000	200,000
8.20% Notes due October 17, 2003	250,000	—
4.5% Convertible Notes due 2004	207,000	207,000
Commercial paper	122,201	559,395
Bank credit facilities	643,190	689,704
Floating Rate Notes due October 17, 2001	325,000	—
Other	14,231	37,798

	2,221,622	2,153,897
Less borrowings due within one year	1,302,129	503,287

Long-term debt	$919,493	$1,650,610

      In the first quarter of 1998, the Company renegotiated its revolving credit agreement with a syndicate of banks led by NationsBank of North Carolina, N.A., which has now merged with Bank of America. The agreement provides a five-year facility with a line of credit of up to $700,000,000 of which approximately $590,000,000 was outstanding at June 29, 2001. This credit facility is currently being used primarily as a funding vehicle for foreign currency denominated borrowings at floating rates of interest and as a backup facility to the Company’s commercial paper program. The approximate weighted average interest rates on outstanding commercial paper and foreign currency denominated borrowings under this facility at June 29, 2001, were 4.3% and 4.6%, respectively, and at June 30, 2000 were 7.0% and 4.5%, respectively. As of June 29, 2001, the Company was in compliance with the various covenants contained in the agreement.

      As a result of its acquisition of Kent on June 8, 2001, Avnet assumed Kent’s 4.5% Convertible Notes due 2004 (the “Notes”). Subsequent to June 29, 2001, virtually all holders of the Notes exercised their rights to “put” the Notes back to the Company as a result of the change in control of Kent.

AVNET, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

      In October 1999, the Company entered into a $500,000,000 364-day credit facility with a syndicate of banks led by Bank of America in order to partially finance the cash component of the acquisition of Marshall Industries and to provide additional working capital capacity. The facility was replaced by another facility in October 2000 as described below. The Company also had an additional credit facility with Bank of America which provided a line of credit up to $100,000,000 which also expired in October 2000.

      In October 2000, the Company issued $250,000,000 of 8.20% Notes due October 17, 2003 (the “8.20% Notes”) and $325,000,000 of Floating Rate Notes due October 17, 2001 (the “Floating Rate Notes”). The proceeds from the sale of the 8.20% Notes and the Floating Rate Notes were approximately $572,400,000 after deduction of underwriting discounts and other expenses associated with the sale. The Floating Rate Notes bear interest at an annual rate equal to three-month LIBOR, reset quarterly, plus 87.5 basis points (.875%). The initial rate on the Floating Rate Notes was 7.65% per annum and the rate at June 29, 2001 was 5.65% per annum. After temporarily using the net proceeds from the 8.20% Notes and the Floating Rate Notes to pay down commercial paper and make investments in short-term securities, the net proceeds were used to fund the acquisition of the VEBA Group.

      In October 2000, the Company entered into a $1.25 billion 364-day credit facility with a syndicate of banks led by Bank of America and Chase Manhattan Bank in order to replace the $500,000,000 364-day syndicated bank credit facility described previously. This facility partially financed the acquisition of the VEBA Group and provided additional working capital capacity. The Company may select from various interest rate options and maturities under this facility, although the Company intends to utilize the facility primarily as back-up for its commercial paper program pursuant to which the Company is authorized to issue short-term notes for current operational business requirements. The credit agreement contains various covenants. As of June 29, 2001, the Company was in compliance with the various covenants contained in the agreement.

      The Company also has bank credit facilities in certain European and Asian countries with various maturities and interest rates.

      At June 29, 2001, the fair value of the 7 7/8% Notes due February 15, 2005, the 6 7/8% Notes due March 15, 2004, the 6.45% Notes due August 15, 2003, the 8.20% Notes due October 17, 2003 and the 4.5% Convertible Notes due 2004 were approximately $359,928,000, $97,960,000, $198,360,000, $256,925,000 and $205,530,000, respectively. Annual payments on external financing in 2002, 2003, 2004, 2005 and 2006 will be $1,302,129,000, $1,549,000, $551,149,000, $360,803,000 and $556,000, respectively. The Kent 4.5% Convertible Notes due 2004 (the “Notes”) and amounts outstanding under the long-term bank facility described above are being classified as “Borrowings due within one year” because, subsequent to year-end, the holders of the Notes exercised their “put” options by selling the Notes back to the Company and the Company intends to refinance its long-term bank facility during 2002.

8.  Accrued expenses and other:

	June 29,	June 30,
	2001	2000

	(Thousands)
Payroll, commissions and related	$122,979	$115,730
Insurance	18,647	15,457
Income taxes	4,543	41,553
Dividends payable (Note 15)	8,840	6,626
Other	259,731	169,166

	$414,740	$348,532

AVNET, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

9.  Income taxes:

      The Company follows the liability method of accounting for income taxes. Deferred income taxes are recorded for temporary differences between the amount of income and expense reported for financial reporting and tax purposes.

      A reconciliation between the federal statutory tax rate and the effective tax rate is as follows:

	Years Ended

	June 29,	June 30,	July 2,
	2001	2000	1999

Federal statutory rate	35.0%	35.0%	35.0%
State and local income taxes, net of federal benefit	8.9	5.0	7.5
Amortization and disposition of goodwill	11.4	2.3	11.5
Non-deductible costs related to the acquisition of Kent (Note 17)	36.8	—	—
Foreign tax rates	7.9	0.2	(0.6)
Other, net	(0.1)	0.2	(0.2)

Effective tax rate	99.9%	42.7%	53.2%

      The components of the provision for income taxes are indicated in the table below. The future tax benefit for deferred income taxes in each year results from temporary differences arising principally from inventory valuation, accounts receivable valuation, net operating losses related to foreign operations, certain accruals and depreciation.

	Years Ended

	June 29,	June 30,	July 2,
	2001	2000	1999

	(Thousands)
Current:
Federal	$93,646	$110,431	$183,336
State and local	15,271	24,243	44,916
Foreign	57,897	26,567	11,098

Total current taxes	166,814	161,241	239,350

Deferred:
Federal	(31,491)	(11,615)	(8,008)
State and local	(6,047)	(2,640)	(901)
Foreign	(42,121)	(25,904)	(25,623)

Total deferred taxes	(79,659)	(40,159)	(34,532)

Provision for income taxes	$87,155	$121,082	$204,818

AVNET, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

      The significant components of deferred tax assets and liabilities included on the consolidated balance sheets were as follows:

	June 29,	June 30,
	2001	2000

	(Thousands)
Deferred tax assets:
Inventory valuation	$25,053	$29,258
Accounts receivable valuation	54,250	12,904
Foreign tax loss carry-forwards	68,159	52,436
Various accrued liabilities and other	66,920	43,314

	214,382	137,912

Deferred tax liabilities:
Depreciation and amortization of property, plant and equipment	15,579	16,975
Other	—	2,597

	15,579	19,572

Net deferred tax assets	$198,803	$118,340

10.  Pension and profit sharing plans:

      The Company’s noncontributory defined benefit pension plan (the “Plan”) and its 401(k) plan cover substantially all domestic employees. Kent also had a 401(k) plan covering all of its eligible employees which, in September 2001, was merged into the Avnet 401(k) plan. The expense relating to the 401(k) plans for 2001, 2000 and 1999 amounted to $4,281,000, $2,632,000 and $1,611,000, respectively. The noncontributory pension plan provides defined benefits pursuant to a cash balance feature whereby a participant accumulates a benefit based upon a percentage of current salary, which varies with age, and interest credits. At June 29, 2001, the market value of the pension plan assets was $171,187,000. These assets were comprised of common stocks (66%), U.S. Government securities (10%), corporate debt obligations (23%) and money market funds (1%).

      The following tables outline changes in benefit obligations, plan assets and the funded status of the Plan as of the end of 2001 and 2000:

	June 29,	June 30,
	2001	2000

	(Thousands)
Changes in benefit obligations:
Benefit obligations at beginning of year	$146,824	$140,203
Service cost	10,441	8,588
Interest cost	11,731	10,515
Actuarial (gain) loss	9,745	(1,861)
Benefits paid	(11,004)	(10,621)

Benefit obligations at end of year	$167,737	$146,824

AVNET, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

	June 29,	June 30,
	2001	2000

	(Thousands)
Change in plan assets:
Fair value of plan assets at beginning of year	$201,721	$189,778
Actual return on plan assets	(19,530)	22,464
Benefits paid	(11,004)	(10,621)
Contributions	—	100

Fair value of plan assets at end of year	$171,187	$201,721

Information on funded status of plan and the amount recognized:
Funded status of the plan	$3,450	$54,897
Unrecognized transition asset	—	(1,980)
Unrecognized net actuarial gain	(2,040)	(47,808)
Unamortized prior service credit	(1,651)	(1,972)

(Accrued) prepaid pension cost recognized in the balance sheet	$(241)	$3,137

      Weighted average assumptions used to calculate actuarial present values of benefit obligations were as follows:

	2001	2000

Discount rate	8.25%	7.75%
Expected return on plan assets	9.50	9.50

      Under the cash balance plan, service costs are based solely on current year salary levels; therefore, projected salary increases are not taken into account.

      Components of net periodic benefit costs during the last three years are as follows:

	Years Ended

	June 29,	June 30,	July 2,
	2001	2000	1999

	(Thousands)
Service cost	$10,441	$8,588	$8,525
Interest cost	11,731	10,515	9,510
Expected return on plan assets	(16,198)	(14,668)	(12,352)
Amortization of transition asset	(1,980)	(2,830)	(2,829)
Recognized net actuarial (gain) loss	(295)	—	127
Amortization of prior service credit	(321)	(321)	(321)

Net periodic benefit cost	$3,378	$1,284	$2,660

      Not included in the above tabulations are pension plans of certain non-U.S. subsidiaries which are not material.

AVNET, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

11.  Long-term leases:

      The Company leases many of its operating facilities and is also committed under lease agreements for transportation and operating equipment. Rent expense charged to operations during the last three years is as follows:

	Years Ended

	June 29,	June 30,	July 2,
	2001	2000	1999

	(Thousands)
Buildings	$39,319	$33,944	$26,462
Equipment	6,636	5,846	5,082

	$45,955	$39,790	$31,544

      At June 29, 2001, aggregate future minimum lease commitments, principally for buildings, in 2002, 2003, 2004, 2005, 2006 and thereafter (through 2018) are $46,637,000, $40,921,000, $34,472,000, $27,609,000, $20,567,000 and $60,623,000, respectively.

12.  Stock-based compensation plans:

  Stock option plans:

      The Company has four stock option plans with shares still available for grant:

	Plan

	1995	1996	1997	1999

Minimum exercise price as a percentage of fair market value at date of grant	85%	100%	85%	85%
Plan termination date	8/31/05	12/31/06	11/19/07	11/21/09
Shares available for grant at June 29, 2001.	250	499,600	1,400	3,333,400

      If applicable, the excess of the fair market value at the date of grant over the exercise price is considered deferred compensation which is amortized and charged against income as it is earned. The maximum term of options granted under any of the plans is 10 years from the date of grant.

      The following is a summary of the changes in outstanding options for the three years ended June 29, 2001:

	2001		2000		1999

		Weighted		Weighted		Weighted
		Average		Average		Average
		Exercise		Exercise		Exercise
	Shares	Price	Shares	Price	Shares	Price

Outstanding at beginning of year	9,140,373	$20.55	8,473,388	$20.53	7,145,969	$21.34
Granted	2,285,404	29.89	3,327,700	16.07	2,593,871	17.12
Exercised	(996,849)	14.87	(2,240,867)	13.99	(843,186)	7.71
Canceled or expired	(303,550)	22.07	(419,848)	19.51	(423,266)	23.25

Outstanding at end of year	10,125,378	23.20	9,140,373	20.55	8,473,388	20.53

Exercisable at end of year	6,027,938	22.92	4,300,736	21.26	3,757,036	20.55

      The options granted in 2001 and 2000 shown above include 464,516 and 1,388,474 options granted to former employees of Savoir and Marshall, respectively, as substitute options for options outstanding on the date of each acquisition. These options are subject to the terms of the various Savoir and Marshall plans

AVNET, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

assumed by Avnet as part of the acquisitions. Of these options, 404,748 options related to Savoir and 26,772 options related to Marshall had not yet been exercised at June 29, 2001.

      The following information relates to options outstanding at June 29, 2001:

Options Outstanding				Options Exercisable

			Weighted
		Weighted	Average		Weighted
Range of	Number	Average	Remaining		Average
Exercise	Of Options	Exercise	Contractual	Number	Exercise
Prices	Outstanding	Price	Life	Of Options	Price

Under $10	153,818	$8.50	39 Months	153,557	$8.49
$10.00 – 15.0	0 909,437	12.52	69 Months	682,329	12.61
15.00 – 20.00	2,415,296	17.92	76 Months	1,432,065	17.95
20.00 – 25.00	3,450,496	22.76	74 Months	2,377,071	23.19
25.00 – 30.00	1,569,639	28.33	109 Months	98,610	27.55
30.00 – 35.00	1,320,722	31.92	79 Months	1,014,926	31.95
35.00 – 60.00	305,970	45.18	72 Months	269,380	45.47

	10,125,378			6,027,938

  Employee stock purchase plan:

      In October 1995, the Company implemented the Avnet Employee Stock Purchase Plan (“ESPP”). Under the terms of the ESPP, eligible employees of the Company are offered options to purchase shares of Avnet common stock at a price equal to 85% of the fair market value on the first or last day, whichever is lower, of each monthly offering period. A total of 1,000,000 shares of Avnet common stock were initially reserved for sale under the ESPP, and in November 1998 an additional 1,000,000 shares were reserved. At June 29, 2001, employees had purchased 1,862,544 shares and 137,456 shares were still available for purchase under the ESPP.

  Incentive stock:

      The Company has an Incentive Stock Program wherein a total of 273,970 shares were still available for award at June 29, 2001 based upon operating achievements. Delivery of incentive shares is spread equally over a four-year period and is subject to the employee’s continuance in the Company’s employ. As of June 29, 2001, 116,068 shares previously awarded have not yet been delivered. The program will terminate on December 31, 2004.

      At June 29, 2001, there were 14,487,522 common shares reserved for stock options (including the ESPP) and incentive stock programs.

  Pro forma information:

      The Company follows Accounting Principles Board Opinion 25 (“APB 25”), “Accounting for Stock Issued to Employees,” in accounting for its stock-based compensation plans. In applying APB 25, no expense was recognized for options granted under the various stock option plans (except in the rare circumstances where the exercise price was less than the fair market value on the date of the grant) nor was expense recognized in connection with shares purchased by employees under the ESPP. Statement of Financial Accounting Standards No. 123 (“SFAS 123”), “Accounting for Stock-Based Compensation,” requires

AVNET, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

disclosure of pro forma net income as if a fair value-based method of measuring stock-based compensation had been applied. Reported and pro forma net income and diluted earnings per share are as follows:

	Years Ended

	June 29,	June 30,	July 2,
	2001	2000	1999

	(Thousands, except per share amounts)
Net income:
As reported	$15,402	$163,392	$174,639
Pro forma	6,950	153,805	164,909
Diluted earnings per share:
As reported	$0.13	$1.51	$1.80
Pro forma	0.06	1.42	1.71

      The fair value of the stock options granted is estimated on the date of grant using the Black-Scholes option pricing model. The weighted average assumptions used and the weighted average estimated fair value of an option granted are as follows:

	Years Ended

	June 29,	June 30,	July 2,
	2001	2000	1999

Expected life (years)	5.5	4.9	5.6
Risk-free interest rate	6.0%	5.7%	4.6%
Volatility	37.0%	33.0%	24.0%
Dividend yield	1.1%	1.7%	1.8%
Weighted average fair value	$11.33	$8.05	$4.71

      In February 2000, the Company issued five-year warrants at the exercise price of $26.22 for the purchase of 261,000 shares of the Company’s common stock in conjunction with the award from a customer of a three-year manufacturing contract. As of the effective date of the sale of K*TEC, the warrants were immediately vested. The estimated fair value of the warrants was recorded in additional paid-in capital and the related expense was recorded against the gain on the sale of K*TEC.

13.  Contingent liabilities:

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

14.  Earnings per share:

      Basic earnings per share is computed based on the weighted average number of common shares outstanding and excludes any potential dilution. Diluted earnings per share reflects potential dilution from the exercise or conversion of securities into common stock.

AVNET, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

	Year Ended

	June 29,	June 30,	July 2,
	2001	2000	1999

	(Thousands, except per share data)
Earnings per share from continuing operations:
Net income from continuing operations	$97	$162,564	$180,322
Interest on 4.5% convertible notes, net of tax	—	—	5,589

Adjusted net income from continuing operations	$97	$162,564	$185,911

Weighted average common shares for basic earnings per share	117,263	106,627	95,266
Net effect of dilutive stock options and restricted stock awards	1,552	1,630	1,014
Effect of 4.5% convertible notes	—	—	3,636

Weighted average common shares for diluted earnings per share	118,815	108,257	99,916

Basic earnings per share from continuing operations	$—	$1.52	$1.89

Diluted earnings per share from continuing operations	$—	$1.50	$1.86

	Year Ended

	June 29,	June 30,	July 2,
	2001	2000	1999

	(Thousands, except per share data)
Net earnings per share including discontinued operations:
Net income	$15,402	$163,392	$174,639
Interest on 4.5% convertible notes, net of tax	—	—	5,589

Adjusted net income	$15,402	$163,392	$180,228

Weighted average common shares for basic earnings per share	117,263	106,627	95,266
Net effect of dilutive stock options and restricted stock awards	1,552	1,630	1,014
Effect of 4.5% convertible notes	—	—	3,636

Weighted average common shares for diluted earnings per share	118,815	108,257	99,916

Basic earnings per share	$0.13	$1.53	$1.83

Diluted earnings per share	$0.13	$1.51	$1.80

      The 4.5% convertible notes are excluded from the computation of earnings per share from continuing operations and earnings per share in 2001 and 2000 as the effects were antidilutive.

      All share and per share data reflects the two-for-one split of the Company’s common stock distributed on September 28, 2000 to shareholders of record on September 18, 2000.

AVNET, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

15.  Additional cash flow information:

      Other non-cash and reconciling items primarily include provisions for doubtful accounts and certain non-recurring items (see Note 17).

      Due to the Company’s fiscal year end (see Note 1) and its historical dividend payment dates, the fiscal year ended July 2, 1999 includes the cash payment of the July 1, 1999 dividend. This results in the inclusion of five quarterly dividend payments in 1999 as compared with three quarterly payments in 2000 and four in 2001. No dividends were paid on Kent shares prior to the acquisition.

      The net cash disbursed in each of the three years in connection with acquisitions (see Note 2), as well as the net cash collected in those years from dispositions (with the exception of the disposal of K*TEC, which is classified as discontinued operations), are reflected as cash flows from “(acquisitions) dispositions of operations, net.”

      Interest and income taxes paid during the last three years were as follows:

	Years Ended

	June 29,	June 30,	July 2,
	2001	2000	1999

	(Thousands)
Interest	$183,236	$82,860	$57,109
Income taxes	201,578	227,901	92,700

16.  Segment information:

      The Company currently consists of three major operating groups: Electronics Marketing (“EM”), Computer Marketing (“CM”) and Avnet Applied Computing (“AAC”), which began operating in the Americas and in Europe effective as of the beginning of the second and third quarters of 2000, respectively, and in Asia beginning in 2001. The results for AAC in the Americas, Europe and Asia prior to those dates are included in EM and CM as the results of the operating groups have not been restated. EM focuses on the global distribution of, and value-added services associated with, electronics components; CM focuses on middle-to-high-end, value-added computer products distribution and related services; and AAC serves the needs of personal computer OEMs and system integrators by providing the latest technologies such as microprocessors, and serves the needs of embedded systems OEMs that require technical services such as product prototyping, configurations and other value-added services.

	Years Ended

	June 29,	June 30,	July 2,
	2001	2000	1999

	(Millions)
Sales:
Electronics Marketing	$8,286.6	$7,105.2	$5,113.3
Computer Marketing	2,855.6	2,139.4	1,692.4
Avnet Applied Computing	1,671.8	670.4	—

	$12,814.0	$9,915.0	$6,805.7

AVNET, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

	Years Ended

	June 29,	June 30,	July 2,
	2001	2000	1999

	(Millions)
Operating income:
Electronics Marketing	$532.3	$421.7	$275.1
Computer Marketing	86.4	57.9	51.0
Avnet Applied Computing	63.9	20.5	—
Corporate and special charges	(428.9)	(132.1)	(143.6)

	$253.7	$368.0	$182.5

Assets:
Electronics Marketing	$3,211.9	$3,338.5	$1,789.6
Computer Marketing	880.6	839.9	572.6
Avnet Applied Computing	423.8	226.8	—
Corporate	1,347.8	1,529.2	1,201.2

	$5,864.1	$5,934.4	$3,563.4

Capital expenditures:
Electronics Marketing	$83.1	$42.5	$52.7
Computer Marketing	20.3	14.4	10.1
Avnet Applied Computing	4.0	1.7	—
Corporate	18.0	33.9	16.3

	$125.4	$92.5	$79.1

Depreciation & amortization expense:
Electronics Marketing	$45.3	$30.3	$19.6
Computer Marketing	14.6	10.4	8.7
Avnet Applied Computing	1.0	.1	—
Corporate	58.5	42.7	29.1

	$119.4	$83.5	$57.4

Sales, by geographic area, are as follows:
Americas	$8,746.0	$7,420.9	$5,344.2
EMEA (Europe, Middle East and Africa)	3,511.6	2,055.9	1,241.2
Asia/ Pacific	556.4	438.2	220.3

	$12,814.0	$9,915.0	$6,805.7

Assets, by geographic area, are as follows:
Americas	$3,946.0	$4,486.9	$2,895.0
EMEA (Europe, Middle East and Africa)	1,532.8	1,165.8	535.5
Asia/Pacific	385.3	281.7	132.9

	$5,864.1	$5,934.4	$3,563.4

      The above segment data includes the operations of Kent which are included primarily in the EM and CM data in all periods presented.

AVNET, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

17.  Non-recurring items:

   Reorganization and integration charges:

      In the fourth quarter of 2001, the Company recorded a special charge in connection with the acquisition and integration of Kent and for costs related to actions taken in response to current business conditions and other restructuring activity. The charge amounted to $327,485,000 pre-tax ($80,596,000 included in cost of sales and $246,889,000 included in operating expenses) and $236,692,000 after-tax, or $2.01 per share on a diluted basis for the fourth quarter ($1.99 per share for the year). Approximately $157,331,000 of the pre-tax charge resulted from the acquisition of Kent having been accounted for using the “pooling-of-interests” method. Under this method, items that normally would have been reflected as goodwill if the purchase method of accounting had been used were reported in Avnet’s consolidated statement of income as part of the special charge. These items consist of costs incurred in completing the acquisition including significant change-in-control and other executive benefit-related payments made as a result of the acquisition ($68,343,000 pre-tax), professional fees for investment banking, legal and accounting services rendered to both Avnet and Kent ($10,657,000 pre-tax), as well as adjustments to the assets acquired and liabilities assumed and other costs of the transaction ($78,331,000 pre-tax).

      The balance of the pre-tax charge recorded in the fourth quarter of 2001, amounting to $170,154,000, relates to a number of actions taken to cope with market conditions and to strengthen Avnet’s operations. These actions include cost reductions associated with the restructuring of the Company’s business, the integration of recent acquisitions, as well as important cost-cutting actions taken in response to current business conditions. These special charges for the other actions the Company has taken fall into a number of categories including severance, inventory reserves related to terminations of non-strategic product lines, inventory valuation adjustments for special inventory purchases to meet customer requirements which are in excess of what is anticipated to be sold or returned, write-downs associated with the disposal of fixed assets, lease terminations, adjustments to the book value of investments in unconsolidated entities and other items. The unusually large impact on income taxes related to the special charge is due primarily to the non-deductibility of certain acquisition-related costs and the impact of tax rates in foreign jurisdictions. Of the special charge of $327,485,000 pre-tax, $182,268,000 did not require the use of cash and $145,217,000 required the use of cash, $85,164,000 of which had been expended at June 29, 2001.

      During the third quarter of fiscal 2000, the Company recorded $14,823,000 pre-tax and $8,877,000 after-tax ($0.08 per share on a diluted basis) of incremental special charges associated with: (a) the integration of Eurotronics B.V. and SEI Macro Group into EM EMEA ($10,120,000 pre-tax); (b) the integration of JBA Computer Solutions into CM North America ($3,146,000 pre-tax); and (c) costs related to the consolidation of EM’s European warehousing operations ($1,557,000 pre-tax). Approximately $13,327,000 of the pre-tax charge was included in operating expenses and $1,496,000 was included in cost of sales, which represented a non-cash write-down. These charges include severance, inventory reserves related to termination of product lines, write-downs associated with the disposal of fixed assets and other items. Of the special charges of $14,823,000 pre-tax, approximately $7,237,000 did not require an outflow of cash and $7,586,000 required the use of cash, substantially all of which has been utilized at June 29, 2001.

      During the second quarter of fiscal 2000, the Company recorded $28,030,000 pre-tax and $17,573,000 after-tax ($0.16 per share on a diluted basis) of incremental special charges associated with: (a) the integration of Marshall Industries into the Company’s EM and AAC operations ($18,413,000 pre-tax); (b) the reorganization of the Company’s EM Asian operations ($5,409,000 pre-tax); (c) costs related to the consolidation of the Company’s EM European warehousing operations ($1,509,000 pre-tax); and (d) costs incurred in connection with certain litigation brought by the Company ($2,699,000 pre-tax). Approximately $17,739,000 of the pre-tax charge was included in operating expenses and $10,291,000 was included in the cost of sales. The charges related to the integration of Marshall Industries and the reorganization of the Asian operations are comprised of severance, inventory reserves required related to supplier terminations, real

AVNET, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

property lease terminations, employee and facility relocation costs, special incentive payments and other items. Of the special charges of $28,030,000 pre-tax, approximately $11,143,000 did not require an outflow of cash and $16,887,000 required the use of cash, substantially all of which has been utilized at June 29, 2001.

      During the first quarter of fiscal 2000, the Company recorded $6,111,000 pre-tax and $3,976,000 after-tax ($0.04 per share on a diluted basis) of incremental special charges associated with the reorganization of the EM European operations consisting primarily of costs related to the consolidation of warehousing operations. The entire $6,111,000 is included in operating expenses, most of which required an outflow of cash. These charges included severance, adjustments of the carrying value of fixed assets, real property lease terminations and other items. Substantially all of the cash associated with this charge had been utilized at June 30, 2000.

      The total amount of special charges recorded in fiscal 2000 amounted to $48,964,000 pre-tax ($37,177,000 included in operating expenses and $11,787,000 included in cost of sales), $30,426,000 after-tax and $0.28 per share on a diluted basis.

      During the first quarter of 1999, the Company recorded $26,519,000 pre-tax and $15,740,000 after-tax ($0.16 per share on a diluted basis) of incremental special charges associated principally with the reorganization of its EM EMEA operations. These charges include severance, real property lease termination costs, inventory reserves required related to supplier terminations and other items. Approximately $18,613,000 of the pre-tax charge, which required an outflow of cash, is included in operating expenses and $7,906,000, which represented a non-cash write-down, is included in cost of sales. Substantially all of the cash associated with this charge had been expended at June 29, 2001.

     Dispositions and other:

      In the fourth quarter of 1999, the Company recorded a gain on the sale of its Allied Electronics business in the amount of $252,279,000 pre-tax, offset somewhat by charges taken in connection with the intended disposition of the Avnet Setron catalog operation in Germany amounting to $42,732,000. Approximately $37,492,000 of the pre-tax charge, consisting principally of the write-off of goodwill, is included in operating expenses and $5,240,000 is included in cost of sales, while the pre-tax gain on Allied Electronics is shown separately on the consolidated statement of income. The net effect of these items is to increase income from continuing operations before taxes, net income and diluted earnings per share by approximately $209,547,000, $79,709,000 and $0.80 per share for the fourth quarter, respectively.

      In total, the non-recurring items recorded in 1999 as discussed above positively impacted income from continuing operations before taxes, net income and diluted earnings per share by $183,028,000, $63,969,000 and $0.64 per share, respectively.

AVNET, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

18.  Summary of quarterly results (continuing operations only) (unaudited):

	First		Second		Third		Fourth
	Quarter		Quarter		Quarter		Quarter		Year

	(Millions, except per share amounts)
2001
Sales	$3,188.6		$3,630.5		$3,457.2		$2,537.7		$12,814.0
Gross profit	487.6		542.8		522.8		312.3	(a)	1,865.5	(a)
Income before income taxes	141.5		145.3		116.1		(315.6	)(a)	87.3	(a)
Net income	82.4		81.9		66.8		(231.0	)(a)	.1	(a)
Diluted earnings per share	0.68		0.69		0.56		(1.96	)(a)	—	(a)
2000
Sales	$1,804.5		$2,276.2		$2,884.5		$2,949.8		$9,915.0
Gross profit	261.6		317.5	(c)	424.6	(d)	441.1		1,444.8	(c)(d)
Income before income taxes	44.1	(b)	32.5	(c)	82.2	(d)	124.8		283.6	(b)(c)(d)
Net income	25.0	(b)	17.6	(c)	47.5	(d)	72.5		162.6	(b)(c)(d)
Diluted earnings per share	0.26	(b)	0.16	(c)	0.42	(d)	0.62		1.50	(b)(c)(d)

(a)	Includes the impact of incremental special charges associated with the acquisition and integration of Kent and for costs related to actions taken in response to current business conditions and other restructuring activity. The charge amounted to $327.5 million pre-tax ($80.6 million included in cost of sales and $246.9 million included in operating expenses) and $236.7 million after-tax, or $2.01 per share on a diluted basis for the fourth quarter ($1.99 per share for the year).

(b)	Includes the impact of incremental special charges associated with the reorganization of the EM European operations amounting to $6.1 million pre-tax, $4.0 million after-tax and $0.04 per share on a diluted basis.

(c)	Includes the impact of incremental special charges associated with the integration of Marshall Industries, the reorganization of the Company’s Asian operations, costs related to the consolidation of the Company’s EM European warehousing operations and costs incurred in connection with its lawsuit against Wyle Laboratories, Inc. amounting to $28.0 million pre-tax, $17.6 million after-tax and $0.16 per share on a diluted basis.

(d)	Includes the impact of incremental special charges associated with the integration of Eurotronics B.V., the integration of the SEI Macro Group, the integration of JBA Computer Solutions and costs related to the consolidation of EM’s European warehousing operations amounting to $14.8 million pre-tax, $8.9 million after-tax and $0.08 per share on a diluted basis.

SCHEDULE II

AVNET, INC. AND SUBSIDIARIES

VALUATION AND QUALIFYING ACCOUNTS
Years Ended June 29, 2001, June 30, 2000 and July 2, 1999

Column A	Column B	Column C			Column D		Column E

		Additions

		(1)	(2)
	Balance at	Charged to	Charged to other
	beginning of	costs and	accounts-		Deductions-		Balance at end
Description	period	expenses	describe		describe		of period

	(Thousands)
2001
Allowance for doubtful accounts	$44,523	$28,606	$44	(a)	$14,898	(b)	$65,204
			7,976	(c)	1,047	(d)
Reorganization charges (Note 17)	8,273	327,485	—		182,268	(e)	60,053
					93,437	(f)
2000
Allowance for doubtful accounts	28,626	18,454	76	(a)	11,919	(b)	44,523
			9,286	(c)
Reorganization charges (Note 17)	3,321	48,964	—		19,124	(e)	8,273
					24,888	(f)
1999
Allowance for doubtful accounts	33,007	10,772	1,634	(a)	16,729	(b)	28,626
			731	(c)	789	(d)
Reorganization charges (Note 17)	8,800	26,519	—		7,906	(e)	3,321
					24,092	(f)

(a)	Recovery of amounts previously written off

(b)	Uncollectible accounts written off

(c)	Acquisitions

(d)	Dispositions

(e)	Non-cash write-downs

(f)	Cash payments

INDEX TO EXHIBITS

Exhibit
Number	Exhibit

2A.	Amended and Restated Agreement and Plan of Merger dated as of June 25, 1999, between the Company and Marshall Industries (incorporated herein by reference to the Company’s Registration Statement on Form S-4, Registration Number 333-86721, Exhibit 2.1).
2B.	Amended and Restated Agreement and Plan of Merger dated as of March 2, 2000, among the Company, Tactful Acquisition Corp and Savoir Technology Group, Inc. (incorporated herein by reference to Appendix A to the Proxy Statement/Prospectus included in the Company’s Registration Statement on Form S-4, Registration Number 333-86970).
2C.	Share Purchase Agreement dated August 7, 2000 by and among VEBA Electronics GmbH, EBV Verwaltungs GmbH i.L., Viterra Grundstucke Verwaltungs GmbH, VEBA Electronics LLC, VEBA Electronics Beteiligungs GmbH, VEBA Electronics (UK) Plc, Raab Karcher Electronics systems Plc and E.ON Aktiengesellschaft and Arrow Electronics, Inc., Avnet, Inc. and Cherrybright Limited (incorporated herein by reference to the Company’s Current Report on Form 8-K dated September 22, 2000, Exhibit 2).*
2D.	Amended and Restated Agreement and Plan of Merger dated as of March 21, 2001, between the Company and Kent Electronics Corporation (incorporated herein by reference to Appendix A to the Joint Proxy Statement/Prospectus included in the Company’s Registration Statement on Form S-4, Registration Number 333-58852).*
3A.	Restated Certificate of Incorporation of the Company (incorporated herein by reference to the Company’s Current Report on Form 8-K dated February 12, 2001, Exhibit 3(i)).
3B.	By-laws of the Company, effective July 27, 2001 (incorporated herein by reference to the Company’s Current Report on Form 8-K dated September 25, 2001 Exhibit 4).
4.	Note: The total amount of securities authorized under any instrument which defines the rights of holders of Company’s long-term debt does not exceed 10% of the total assets of the Company and its subsidiaries on a consolidated basis. Therefore, none of such instruments are required to be filed as exhibits to this Report. The Company agrees to furnish copies of such instruments to the Commission upon request.
Executive Compensation Plans and Arrangements
10A.	Employment Agreement dated September 25, 1997 between the Company and Roy Vallee (incorporated herein by reference to the Company’s Current Report on Form 8-K dated September 25, 1997, Exhibit 99).
10B.	Amendment dated September 22, 2000 to Employee Agreement dated September 25, 1997 between the Company and Roy Vallee (incorporated herein by reference to the Company’s Current Report on Form 8-K dated September 26, 2000, Exhibit 99).
10C.	Employment Agreement dated June 29, 1998 between the Company and David R. Birk (incorporated herein by reference to the Company’s Current Report on Form 8-K dated September 18, 1998, Exhibit 99.3).
10D.	Employment Agreement dated June 29, 1998 between the Company and Raymond Sadowski (incorporated herein by reference to the Company’s Current Report on Form 8-K dated September 18, 1998, Exhibit 99.4).
10E.	Employment Agreement dated July 6, 1998 between the Company and George Smith (incorporated herein by reference to the Company’s Current Report on Form 8-K dated September 28, 1999, Exhibit 99).

* This Exhibit does not include the Exhibits and Schedules thereto as listed in its table of contents. The Company undertakes to furnish any such Exhibits and Schedules to the Securities and Exchange Commission upon its request.

Exhibit
Number	Exhibit

10F.	Employment Agreement dated May 22, 2000 between the Company and Patrick Jewett (incorporated herein by reference to the Company’s Current Report on Form 8-K dated July 11, 2000, Exhibit 99).
10G.	Employment Agreement dated January 1, 2001 between the Company and Brian Hilton (incorporated herein by reference to the Company’s Current Report on Form 8-K dated May 14, 2001, Exhibit 99A).
10H.	Employment Agreement dated January 1, 2001 between the Company and Steven C. Church (incorporated herein by reference to the Company’s Current Report on Form 8-K dated May 14, 2001, Exhibit 99B).
10I.	Employment Agreement dated April 1, 2000 between the Company and Andrew S. Bryant (incorporated herein by reference to the Company’s Current Report on Form 8-K dated May 14, 2001, Exhibit 99C).
10J.	Change of Control Agreement dated as of March 1, 2001 between the Company and David R. Birk (incorporated by reference to the Company’s Current Report on Form 8-K dated May 14, 2001, Exhibit 99D).
10K.	Change of Control Agreement dated as of March 1, 2001 between the Company and Axel Hartstang (incorporated by reference to the Company’s Current Report on Form 8-K dated May 14, 2001, Exhibit 99E).
10L.	Change of Control Agreement dated as of March 1, 2001 between the Company and Pat Jewett (incorporated by reference to the Company’s Current Report on Form 8-K dated May 14, 2001, Exhibit 99F).
10M.	Change of Control Agreement dated as of March 1, 2001 between the Company and Edward B. Kamins (incorporated by reference to the Company’s Current Report on Form 8-K dated May 14, 2001, Exhibit 99G).
10N.	Change of Control Agreement dated as of March 1, 2001 between the Company and Ray Sadowski (incorporated by reference to the Company’s Current Report on Form 8-K dated May 14, 2001, Exhibit 99H).
10O.	Change of Control Agreement dated as of March 1, 2001 between the Company and George Smith (incorporated by reference to the Company’s Current Report on Form 8-K dated May 14, 2001, Exhibit 99I).
10P.	Change of Control Agreement dated as of March 1, 2001 between the Company and Philip Gallagher (incorporated herein by reference to the Company’s Current Report on Form 8-K dated September 25, 2001, Exhibit 10A).
10Q.	Avnet 1984 Stock Option Plan (incorporated herein by reference to the Company’s Registration Statement on Form S-8, Registration No. 2-96800, Exhibit 4-B).
10R.	Avnet 1988 Stock Option Plan (incorporated herein by reference to the Company’s Registration Statement on Form S-8, Registration No. 33-29475, Exhibit 4-B).
10S.	Avnet 1990 Stock Option Plan (incorporated herein by reference to the Company’s Annual Report on Form 10-K for the fiscal year ended June 30, 1992, Exhibit 10E).
10T.	Avnet 1995 Stock Option Plan (incorporated herein by reference to the Company’s Current Report on Form 8-K dated February 12, 1996, Exhibit 10).
10U.	Avnet 1996 Incentive Stock Option Plan (incorporated herein by reference to the Company’s Registration Statement on Form S-8, Registration No. 333-17271, Exhibit 99).
10V.	Amended and Restated Avnet 1997 Stock Option Plan (incorporated herein by reference to the Company’s Current Report on Form 8-K dated May 6, 1999, Exhibit 10).

Exhibit
Number	Exhibit

10W.	1994 Avnet Incentive Stock Program (incorporated herein by reference to the Company’s Registration Statement on Form S-8, Registration No. 333-00129, Exhibit 99).
10X.	Stock Bonus Plan for Outside Directors (incorporated herein by reference to the Company’s Current Report on Form 8-K dated September 23, 1997, Exhibit 99.2).
10Y.	Retirement Plan for Outside Directors of Avnet, Inc., effective July 1, 1993 (incorporated herein by reference to the Company’s Annual Report on Form 10-K for the fiscal year ended June 30, 1992, Exhibit 10i).
10Z.	Avnet, Inc. Deferred Compensation Plan for Outside Directors (incorporated herein by reference to the Company’s Current Report on Form 8-K dated September 23, 1997, Exhibit 99.1).
10AA.	Form of Indemnity Agreement (incorporated herein by reference to the Company’s Current Report on Form 8-K dated September 25, 2001, Exhibit 10B). The Company enters into this form of agreement with each of its directors and officers.
10BB.	Avnet 1999 Stock Option Plan (incorporated by reference to the Company’s Registration Statement on Form S-8, Registration No. 333-55806, Exhibit 99).
21.	List of subsidiaries of the Company (incorporated herein by reference to the Company’s Current Report on Form 8-K dated September 25, 2001, Exhibit 21).
23.1**	Consent of Arthur Andersen LLP.
23.2**	Consent of Grant Thornton LLP.
24.	Powers of Attorney (incorporated herein by reference to the Company’s Current Report on Form 8-K dated September 25, 2001, Exhibit 24).

**	Filed herewith.