Form 10-Q
period 2001-09-28
AVNET INC
filed 2001-11-13
CIK 8858

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE

SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 28, 2001

Commission File #1-4224

AVNET, INC.

Incorporated in New York

IRS Employer Identification No. 11-1890605

2211 South 47th Street, Phoenix, Arizona 85034

(480) 643-2000

       Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days.     Yes  ☑           No  ☐

      The total number of shares outstanding of the registrant’s Common Stock (net of treasury shares) as of October 26, 2001 — 117,914,976 shares.

FORWARD-LOOKING STATEMENTS
PART I FINANCIAL INFORMATION
Item 1. Financial Statements
AVNET, INC. AND SUBSIDIARIES CONSOLIDATED BALANCE SHEETS (Thousands, except share amounts)
AVNET, INC. AND SUBSIDIARIES CONSOLIDATED STATEMENTS OF OPERATIONS (Thousands, except per share data)
AVNET, INC. AND SUBSIDIARIES CONSOLIDATED STATEMENTS OF CASH FLOWS (Thousands)
AVNET, INC. AND SUBSIDIARIES NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
PART II -- OTHER INFORMATION
Item 6. Exhibits and Reports on Form 8-K
SIGNATURES
Exhibit 23

AVNET, INC. AND SUBSIDIARIES

INDEX

			Page No.

Forward-Looking Statements			2

Part I.	Financial Information:
	Item 1.	Financial Statements:
		Consolidated Balance Sheets September 28, 2001 and June 29, 2001	3
		Consolidated Statements of Operations — First Quarters Ended September 28, 2001 and September 29, 2000	4
		Consolidated Statements of Cash Flows — First Quarters Ended September 28, 2001 and September 29, 2000	5
		Notes to Consolidated Financial Statements	6-10
	Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	11-16
	Item 3.	Quantitative and Qualitative Disclosures About Market Risk	16

Part II.	Other Information:
	Item 6.	Exhibits and Reports on Form 8-K	17
Signature Page			18

FORWARD-LOOKING STATEMENTS

      This report contains forward-looking statements with respect to the financial condition, results of operations and business of Avnet, Inc. and subsidiaries (“Avnet” or the “Company”). You can find many of these statements by looking for words like “believes,” “expects,” “anticipates,” “estimates” or similar expressions in this report or in documents incorporated by reference in this report.

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

PART I

FINANCIAL INFORMATION

Item 1.      Financial Statements

AVNET, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(Thousands, except share amounts)

	September 28,	June 29,
	2001	2001

	(unaudited)	(audited)
Assets:
Current assets:
Cash and cash equivalents	$103,115	$97,279
Receivables, less allowances of $69,455 and $65,204, respectively	1,413,883	1,629,566
Inventories (Note 5)	1,782,248	1,917,044
Other	101,817	103,600

Total current assets	3,401,063	3,747,489
Property, plant and equipment, net	416,716	417,159
Goodwill, net of accumulated amortization of $120,600 and $120,127, respectively (Note 4)	1,426,888	1,404,863
Other assets	301,310	294,637

Total assets	$5,545,977	$5,864,148

Liabilities:
Current liabilities:
Borrowings due within one year	$1,024,673	$1,302,129
Accounts payable	828,999	853,196
Accrued expenses and other	370,845	414,740

Total current liabilities	2,224,517	2,570,065
Long-term debt, less due within one year	919,142	919,493

Total liabilities	3,143,659	3,489,558

Commitments and contingencies (Note 6)
Shareholders’ equity (Notes 7 and 8):
Common stock $1.00 par, authorized 300,000,000 shares, issued 117,915,000 shares and 117,840,000 shares, respectively	117,915	117,840
Additional paid-in capital	543,584	542,733
Retained earnings	1,742,601	1,770,645
Cumulative translation adjustments	(1,470)	(56,297)
Treasury stock at cost, 12,165 shares and 12,711 shares, respectively	(312)	(331)

Total shareholders’ equity	2,402,318	2,374,590

Total liabilities and shareholders’ equity	$5,545,977	$5,864,148

See Notes to Consolidated Financial Statements

AVNET, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

(Thousands, except per share data)

	First Quarters Ended

	September 28,	September 29,
	2001	2000

	(unaudited)	(unaudited)
Sales	$2,201,195	$3,188,591
Cost of sales	1,890,633	2,701,018

Gross profit	310,562	487,573
Selling, shipping, general and administrative expenses	306,937	308,562

Operating income	3,625	179,011
Other income, net	594	251
Interest expense	(38,071)	(37,802)

Income (loss) from continuing operations before income taxes	(33,852)	141,460
Income tax provision (benefit)	(14,645)	59,095

Net income (loss) from continuing operations	(19,207)	82,365
Income from discontinued operations, net of income taxes of $0 and $1,849, respectively	—	2,771

Net income (loss)	$(19,207)	$85,136

Earnings (loss) per share from continuing operations (Note 9):
Basic	$(0.16)	$0.70

Diluted	$(0.16)	$0.68

Net earnings (loss) per share (Note 9):
Basic	$(0.16)	$0.73

Diluted	$(0.16)	$0.70

Shares used to compute earnings (loss) per share (Note 9):
Basic	117,851	116,976

Diluted	117,851	123,010

See Notes to Consolidated Financial Statements

AVNET, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Thousands)

	First Quarters Ended

	September 28,	September 29,
	2001	2000

	(unaudited)	(unaudited)
Cash flows from operating activities:
Net income (loss)	$(19,207)	$85,136
Income from discontinued operations, net of income taxes	—	(2,771)

Net income (loss) from continuing operations	(19,207)	82,365
Non-cash and other reconciling items:
Depreciation and amortization	22,488	26,416
Deferred taxes	(1,302)	2
Other, net	7,234	6,877

	9,213	115,660
Changes in (net of effects of businesses acquired):
Receivables	252,627	(171,807)
Inventories	178,456	(179,989)
Payables, accruals and other, net	(58,521)	(42,120)

Net cash flows provided from (used for) operating activities	381,775	(278,256)

Cash flows from financing activities:
(Repayment) issuance of commercial paper and bank debt, net	(322,316)	292,763
Payment of other debt, net	(1,268)	(7,648)
Cash dividends	(8,835)	(6,626)
Other, net	476	2,874

Net cash flows (used for) provided from financing activities	(331,943)	281,363

Cash flows from investing activities:
Purchases of property, plant and equipment	(22,739)	(52,358)
Acquisition of operations (Note 10)	(24,981)	(19,199)
Investments in non-consolidated entities	—	(27,640)

Net cash flows used for investing activities	(47,720)	(99,197)

Effect of exchange rate changes on cash and cash equivalents	3,724	(5,382)
Net decrease in cash from discontinued operations	—	(12,655)

Cash and cash equivalents:
• increase (decrease)	5,836	(114,127)
• at beginning of period	97,279	251,831

• at end of period	$103,115	$137,704

Additional cash flow information (Note 10)

See Notes to Consolidated Financial Statements

AVNET, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.	In the opinion of management, the accompanying consolidated financial statements contain all adjustments necessary, all of which are of a normal recurring nature, to present fairly the Company’s financial position as of September 28, 2001 and June 29, 2001; the results of operations for the first quarters ended September 28, 2001 and September 29, 2000; and the cash flows for the first quarters ended September 28, 2001 and September 29, 2000. For further information, refer to the consolidated financial statements and accompanying footnotes included in the Company’s Annual Report on Form 10-K for the fiscal year ended June 29, 2001.

2.	Effective June 8, 2001, the Company acquired Kent Electronics Corporation (“Kent”) in a transaction accounted for as a “pooling-of-interests”. Accordingly, the accompanying consolidated financial statements and notes for periods prior to the acquisition have been restated to reflect the acquisition of Kent.

3.	The results of operations for the first quarter ended September 28, 2001 are not necessarily indicative of the results to be expected for the full year.

4.	In June 2001, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 141 (“SFAS 141”), “Business Combinations” and Statement of Financial Accounting Standards No. 142 (“SFAS 142”), “Goodwill and Other Intangible Assets.”

SFAS 141 requires that all business combinations be accounted for under the purchase method only and that certain identifiable intangible assets be recognized as assets apart from goodwill. SFAS 141 is effective for all business combinations initiated after June 30, 2001. SFAS 142 requires that ratable amortization of goodwill be replaced with periodic tests for goodwill impairment and that intangible assets with finite lives be amortized over their useful lives. The Company has elected to early adopt the provisions of SFAS 142 effective June 30, 2001. Therefore, the amortization of goodwill was suspended effective on that date. The following table presents the pro forma financial results for the quarter ended September 29, 2000 on a basis consistent with the new accounting principle:

	Quarters Ended

	September 28,	September 29,
	2001	2000

	(Thousands, except
	per share data)
Net income (loss) from continuing operations as reported	$(19,207)	$82,365
Add back goodwill amortization	—	7,306

Net income (loss) from continuing operations as adjusted	$(19,207)	$89,671

Basic earnings (loss) per share from continuing operations as reported	$(0.16)	$0.70
Add back goodwill amortization	—	0.06

Basic earnings (loss) per share from continuing operations as adjusted	$(0.16)	$0.76

Diluted earnings (loss) per share from continuing operations as reported	$(0.16)	$0.68
Add back goodwill amortization	—	0.06

Diluted earnings (loss) per share from continuing operations as adjusted	$(0.16)	$0.74

The Company has no goodwill or intangibles deemed to have a finite life. The carrying amount of goodwill upon adoption of SFAS 142 was $1,404,863,000. There have been no changes in this carrying amount during the quarter ended September 28, 2001 except for the impact of changes in foreign currency exchange rates on goodwill denominated in currencies other than U.S. dollars.

AVNET, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

As required by SFAS 142, the Company is currently evaluating the book value of its goodwill and the associated one-time charge related to the change in accounting principle, the amount of which could be material, but cannot yet be estimated. The Company expects to complete its evaluation of goodwill by the end of its second quarter of fiscal 2002 and will restate its first quarter of fiscal 2002 results to include this one-time charge related to the change in accounting principle. The impact of this restatement will be to reduce the book value of goodwill with the offset being recorded as a charge to the income statement in a special category entitled “cumulative effect of change in accounting principle.”

  5.  Inventories:

	September 28,	June 29,
	2001	2001

	(Thousands)
Finished goods	$1,676,640	$1,827,486
Work in process	5,603	19,104
Purchased parts and raw materials	100,005	70,454

	$1,782,248	$1,917,044

6.	From time to time, the Company may become liable with respect to pending and threatened litigation, taxes, and environmental and other matters. The Company has been designated a potentially responsible party or has had other claims made against it in connection with environmental clean-ups at several sites. Based upon the information known to date, management believes that the Company has appropriately reserved for its share of the costs of the clean-ups and it is not anticipated that any contingent matters will have a material adverse impact on the Company’s financial condition, liquidity or results of operations.

  7.  Number of shares of common stock reserved for stock option and stock incentive programs as of

September 28, 2001:	15,328,870

  8.  Comprehensive income:

	Quarters Ended

	September 28,	September 29,
	2001	2000

	(Thousands)
Net income (loss)	$(19,207)	$85,136
Foreign currency translation adjustments	54,827	(10,154)
Valuation adjustments — unrealized gain on investments in marketable securities	—	1,786

Total comprehensive income	$35,620	$76,768

AVNET, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

  9.  Earnings (loss) per share:

From continuing operations:

	Quarter Ended

	September 28,	September 29,
	2001	2000

	(Thousands, except
	per share data)
Net income (loss) from continuing operations	$(19,207)	$82,365
Interest on 4.5% convertible notes, net of tax	—	1,397

Adjusted net income (loss) from continuing operations	$(19,207)	$83,762

Weighted average common shares for basic earnings (loss) per share	117,851	116,976
Net effect of dilutive stock options and restricted stock awards	—	2,398
Effect of 4.5% convertible notes	—	3,636

Weighted average common shares for diluted earnings (loss) per share	117,851	123,010

Basic earnings (loss) per share from continuing operations	$(0.16)	$0.70

Diluted earnings (loss) per share from continuing operations	$(0.16)	$0.68

      Net earnings (loss) per share including discontinued operations:

	Quarter Ended

	September 28,	September 29,
	2001	2000

	(Thousands, except
	per share data)
Net income (loss)	$(19,207)	$85,136
Interest on 4.5% convertible notes, net of tax	—	1,397

Adjusted net income (loss)	$(19,207)	$86,533

Weighted average common shares for basic earnings (loss) per share	117,851	116,976
Net effect of dilutive stock options and restricted stock awards	—	2,398
Effect of 4.5% convertible notes	—	3,636

Weighted average common shares for diluted earnings (loss) per share	117,851	123,010

Basic earnings (loss) per share	$(0.16)	$0.73

Diluted earnings (loss) per share	$(0.16)	$0.70

The 4.5% convertible notes are excluded from the computation of diluted earnings (loss) per share from continuing operations and diluted earnings (loss) per share in the quarter ended September 28, 2001 as the effects were antidilutive. Substantially all of the notes were repaid during the quarter ended September 28, 2001.

Other potentially dilutive securities, consisting of stock options and restricted stock awards (979,000 shares computed using the treasury stock method), were also not included in the computation of diluted earnings (loss) per share for the quarter ended September 28, 2001 because to do so would have been antidilutive.

AVNET, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

All share and per share data reflects the two-for-one split of the Company’s common stock distributed on September 28, 2000 to shareholders of record on September 18, 2000.

10.  Additional cash flow information:

Other non-cash and other reconciling items primarily includes the provision for doubtful accounts and certain non-recurring items.

Acquisitions of operations in the first quarter of fiscal 2002 includes primarily contingent purchase price payouts associated with businesses acquired in the prior fiscal year, principally for Sunrise Technology Ltd. and the Savoir Technology Group, Inc., and the purchase of the remaining 20% of Kopp Electronics Limited. The purchase prices for the acquisitions accounted for as purchases have been allocated, on a preliminary basis, to the assets acquired and liabilities assumed based upon estimated fair values as of the acquisition date and are subject to adjustment when additional information concerning asset and liability valuations is finalized.

Interest and income taxes paid in the first quarters were as follows:

	Quarters Ended

	September 28,	September 29,
	2001	2000

	(Thousands)
Interest	$45,871	$51,880
Income taxes	4,000	6,236

11.  Segment information:

	Quarters Ended

	September 28,	September 29,
	2001	2000

	(Thousands)
Sales:
Electronics Marketing	$1,237,606	$2,226,922
Computer Marketing	571,955	688,157
Applied Computing	391,634	273,512

	$2,201,195	$3,188,591

Operating income (loss):
Electronics Marketing	$(4,969)	$173,499
Computer Marketing	10,838	19,721
Applied Computing	14,500	11,071
Corporate	(16,744)	(25,280)

	$3,625	$179,011

Sales, by geographic area:
Americas	$1,330,316	$2,485,686
EMEA	706,614	555,086
Asia/ Pacific	164,265	147,819

	$2,201,195	$3,188,591

AVNET, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

	September 28,	June 29,
	2001	2001

	(Thousands)
Assets:
Electronics Marketing	$2,816,486	$3,211,946
Computer Marketing	765,449	880,645
Applied Computing	477,711	423,821
Corporate	1,486,331	1,347,736

	$5,545,977	$5,864,148

Assets, by geographic area:
Americas	$3,662,755	$3,946,044
EMEA	1,507,094	1,532,810
Asia/ Pacific	376,128	385,294

	$5,545,977	$5,864,148

      12.  Accounts receivable securitization:

In June 2001, the Company entered into a five-year $350 million accounts receivable securitization program whereby it sells, on a revolving basis, an undivided interest in a pool of its trade accounts receivable. Under the program, the Company sells receivables in securitization transactions and retains a subordinated interest and servicing rights to those receivables. At September 28, 2001, the Company had sold $350 million of receivables under the program which is reflected as a reduction of receivables in the accompanying balance sheet. The cash received from the sale of receivables was used primarily to pay down outstanding short-term borrowings.

AVNET, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations

OVERVIEW

Organization

      The Company currently consists of three major operating groups: Electronics Marketing (“EM”), Computer Marketing (“CM”) and Applied Computing (“AC”), which began operating in the Americas and in Europe effective as of the beginning of the second and third quarters of fiscal 2000, respectively, and in Asia beginning in fiscal 2001. EM focuses on the global distribution of, and value-added services associated with, electronics components; CM focuses on middle-to-high-end, value-added computer products distribution and related services; and AC serves the needs of personal computer original equipment manufacturers (“OEMs”) and system integrators by providing the latest technologies such as microprocessors, DRAM modules and motherboards and serves the needs of embedded systems OEMs that require technical services such as product prototyping, configurations and other value-added services.

Acquisitions

      The results for the current year include a number of acquisitions completed by the Company subsequent to the end of last year’s first fiscal quarter that affect the comparative financial results discussed below. In October 2000, the Company acquired certain European operations of VEBA Electronics Group (consisting of EBV, WBC, Atlas Logistics and RKE Systems), in February 2001, the Company acquired RDT Technologies Ltd. and, in May 2001, the Company completed the acquisition of Sunrise Technology Ltd. Also, effective June 8, 2001, the Company acquired Kent Electronics Corporation (“Kent”) in a transaction accounted for as a “pooling-of-interests.” Accordingly, the accompanying consolidated financial statements and notes as well as the information in this Management’s Discussion and Analysis of Financial Condition and Results of Operations (“MD&A”) for periods prior to the acquisition have been restated to reflect the acquisition of Kent.

      The Company has pursued and expects to continue to pursue strategic acquisitions to expand its business. However, the Company currently does not anticipate further material acquisitions until it has completed the integration of its recent acquisitions and strengthened its balance sheet. Management believes that the Company has the ability to generate sufficient capital resources from internal or external sources in order to continue its expansion program. In addition, as with past acquisitions, management does not expect that future acquisitions will materially impact the Company’s liquidity.

Stock Split

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

RESULTS OF OPERATIONS

Sales

      Consolidated sales were $2.20 billion in the first quarter of fiscal 2002 ended September 28, 2001, down 31% as compared with $3.19 billion in the prior year period. Sales for EM in the first quarter of fiscal 2002 of $1.24 billion were down 44% as compared with last year’s first quarter. As far as EM’s sales by region are concerned, EM Americas’ sales were $676.2 million in the first quarter of this fiscal year, down approximately 60% as compared with the first quarter of the prior year. Sales for EM EMEA and EM Asia in the current year’s first fiscal quarter were $421.3 million and $140.1 million, respectively, representing a 1% decrease for EM EMEA and a 13% increase for EM Asia as compared with last year’s first quarter. CM’s sales for the first fiscal quarter of 2002 were $572.0 million, down 17% as compared with $688.2 million in the first quarter of last year. AC had sales of $391.6 million in this year’s first fiscal quarter, up 43% as compared with $273.5 million in the first quarter of last year. The results for the quarter ended September 28, 2001 reflect an extremely difficult environment across all of the Company’s operating groups, although the EM business has been most severely affected, offset only to a limited extent by acquisitions completed since the first fiscal quarter of 2001.

Gross Margins

      Consolidated gross margins of 14.1% in the first quarter of fiscal 2002 were lower by 1.2% of sales as compared with 15.3% in the first quarter of last year. Consolidated gross margins decreased by 138 basis points from last year’s fourth fiscal quarter (excluding special charges recorded in that quarter) primarily due to the changing mix of business occurring across all operating groups.

      The changing mix of product sales with generally lower gross margins from the AC and CM businesses was the principal catalyst in lower gross margins for the Company. AC and CM revenues combined represented approximately 44% of total Avnet revenues for the September 2002 quarter as compared with 30% in last year’s first fiscal quarter. Specifically, the AC group experienced growth in disk drive and microprocessor sales during the quarter, both low gross margin products, contributing to its overall sequential revenue growth of 8%. AC, on its own, represented nearly 18% of Avnet’s total revenues this quarter.

      The two computing technology businesses (AC and CM), which service distinct sectors of the technology supply chain, are becoming a significant counterbalance to the heavily cyclical components business. As a result, the mix of business factor is an ever-important one in determining Avnet’s consolidated gross margins.

Special Charges

      As required by the recent changes in accounting principles generally accepted in the United States (“GAAP”) related to accounting for goodwill, the Company is currently evaluating the book value of its goodwill and the associated one-time charge related to the change in accounting principle, the amount of which could be material, but cannot yet be estimated. The Company expects to complete its evaluation of goodwill by the end of its second quarter of fiscal 2002 and will restate its first quarter of fiscal 2002 results to include this one-time charge related to the change in accounting principle. The impact of this restatement will be to reduce the book value of goodwill with the offset being recorded as a charge to the income statement in a special category entitled “cumulative effect of change in accounting principle.”

      The current quarter results take into account the positive impact related to the discontinuance of amortization of goodwill pursuant to recent changes in GAAP amounting to approximately $0.08 per share on a diluted basis.

Operating Expenses

      Operating expenses were lower in the first quarter of fiscal 2002 as compared with the fiscal 2001 first quarter, however, they increased as a percentage of sales from 9.7% in fiscal 2001 to 13.9% in the current fiscal year. In response to the current market downturn, all operating units have aggressively reduced operating expenses. The downturn has impacted all three operating groups, but EM has experienced the brunt of the market correction. All three groups have put expense reduction plans in place, reducing the run-rate of Avnet’s consolidated expenses on an annualized basis by over $190 million calendar year-to-date. EM is responsible for the vast majority of that effort. Additional actions have been taken across all groups through the end of the first quarter of fiscal 2002 to remove another $40 million in annualized expenses, bringing the total annualized run-rate of expense reductions to approximately $230 million since the end of December 2000.

Operating Income

      Operating income of $3.6 million in the first quarter of fiscal 2002 represented 0.2% of sales as compared with $179.0 million, or 5.6% of sales, in the first quarter of 2001. EM’s operating loss before the allocation of corporate expenses was $5.0 million in the first quarter of fiscal 2002 as compared with income of $173.5 million in the prior year first quarter. CM’s operating income before the allocation of corporate expenses was $10.8 million in the first quarter of fiscal 2002 as compared with $19.7 million in the first quarter of the prior year. AC produced operating income before the allocation of corporate expenses of $14.5 million in the first quarter of 2002 as compared with $11.1 million in the first quarter of last year. Operating expenses recorded at the corporate level were $16.7 million in the first quarter of fiscal 2002 as compared to $25.3 million in the prior year first quarter.

Interest Expense and Net Income (Loss)

      Interest expense for the first quarter of fiscal 2002 amounting to $38.1 million was slightly higher as compared with last year’s first quarter but was substantially below interest expense of $46.3 million in the immediately preceding fourth quarter of fiscal 2001. This decrease was due primarily to lower debt levels as a result of the decline in working capital as described below.

      As a result of the factors described above, the net loss from continuing operations in the first quarter of fiscal 2002 was $19.2 million, or $0.16 per share on a diluted basis, as compared with income from continuing operations of $82.4 million, or $0.68 per share on a diluted basis, in the prior year first quarter. Including income from discontinued operations, net income in last year’s first quarter was $85.1 million, or $0.70 per share on a diluted basis. The Company expects the second quarter of fiscal 2002 to be beneficially impacted by the typical seasonality which should drive sales growth at CM and AC, offset somewhat by slightly lower top line expectations for EM. Coupled with the significant cost reductions described above, and based upon current trends, the Company anticipates sequential earnings growth in its second fiscal quarter.

LIQUIDITY AND CAPITAL RESOURCES

Cash Flow

      During the first quarter of fiscal 2002, the Company generated $9.2 million from income before depreciation, amortization, deferred taxes and other non-cash items, and generated $372.6 million from a reduction in working capital, resulting in $381.8 million of net cash flows being generated from operations. In addition, the Company used $27.3 million for other normal business operations including purchases of property, plant and equipment ($22.7 million) and dividends ($8.8 million), offset somewhat by cash generated from other items ($4.2 million). This resulted in $354.5 million being generated from normal business operations. The Company also used $25.0 million for acquisitions. Of this net generation of cash of $329.5 million, $323.7 million was used for net repayments of debt and $5.8 million increased the Company’s available cash and cash equivalents.

      Currently, the Company does not have any material commitments for capital expenditures.

Capital Structure

      Debt Analysis

      On October 25, 2001, the Company entered into agreements providing $1 billion in financing with a syndicate of banks led by Bank of America in order to replace the existing $1.25 billion 364-day credit facility and $700 million five-year credit facility. This new bank financing is divided into three separate credit facilities: a multi-year facility, a 364-day facility and a term loan facility.

      The multi-year facility is a three-year revolving multi-currency facility that matures on October 23, 2004 and provides up to $428.75 million in financing. The 364-day facility is a revolving, multi-currency facility that matures on October 23, 2002 and provides up to $488.75 million in financing. The term loan facility is a U.S. dollar facility that provides up to $82.5 million in financing and matures on January 31, 2002. The Company may select from various interest rate options and maturities under these facilities, although the Company intends to use a significant amount as a back-up for its commercial paper program pursuant to which the Company is authorized to issue short-term notes for current operational business requirements. The credit agreements contain various covenants, none of which management believes materially limit the Company’s financial flexibility to pursue its intended business strategy.

      In June 2001, the Company entered into a five-year $350 million accounts receivable securitization program whereby it sells, on a revolving basis, an undivided interest in a pool of its trade accounts receivable. Under the program, the Company sells receivables in securitization transactions and retains a subordinated interest and servicing rights to those receivables. At September 28, 2001, the Company had sold $350 million of receivables under the program, which is reflected as a reduction of receivables in the accompanying balance sheet. The cash received from the sale of receivables was used primarily to pay down outstanding short-term borrowings.

      In October 2000, the Company issued $250.0 million of 8.20% Notes due October 17, 2003 (the “8.20% Notes”) and issued $325.0 million of Floating Rate Notes due October 17, 2001 (the “Floating Rate Notes”). The proceeds from the sale of the 8.20% Notes and the Floating Rate Notes were approximately $572.0 million after deduction of underwriting discounts and other expenses associated with the sale. The Floating Rate Notes were repaid upon their maturity in October 2001. The Floating Rate Notes bore interest at an annual rate equal to three-month LIBOR, reset quarterly, plus 87.5 basis points (.875%). After temporarily using the net proceeds from the 8.20% Notes and the Floating Rate Notes to pay down commercial paper and make investments in short-term securities, the net proceeds were used to fund the acquisition of certain European operations of the VEBA Electronics Group as described in the “Acquisitions” section above.

      On October 27, 2000, the Company entered into a $1.25 billion 364-day credit facility with a syndicate of banks. This facility provided additional working capital capacity. The Company was able to select from various interest rate options and maturities under this facility, although the Company utilized the facility primarily as back-up for its commercial paper program. This facility expired upon maturity and was replaced by the $1.0 billion of credit facilities described above.

      The Company also has several small credit facilities available to fund the short term working capital, foreign exchange, overdraft and letter of credit needs of its European and Asian operations.

      Equity Analysis

      During the first quarter of fiscal 2002, the Company’s shareholders’ equity increased by $27.7 million to $2,402.3 million at September 28, 2001 (principally as a result of cumulative translation adjustments of $54.8 million offset in part by a net loss of $19.2 million), while total debt decreased by $277.8 million, net of exchange rate impact, to $1,943.8 million. As a result, the total debt to capital (shareholders’ equity plus total debt) ratio was 44.7% at September 28, 2001 as compared with 48.3% at June 29, 2001.

      Liquidity Analysis

      The Company’s quick assets at September 28, 2001 totaled $1.517 billion as compared with $1.727 billion at June 29, 2001. At September 28, 2001, quick assets were less than the Company’s current liabilities by $707.5 million as compared with $843.2 million at the end of fiscal 2001. Working capital was $1.177 billion at both September 28, 2001 and at June 29, 2001. At September 28, 2001, to support each dollar of current liabilities, the Company had $0.68 of quick assets and $0.85 of other current assets, for a total of $1.53 as compared with $1.46 at June 29, 2001.

      Management is not now aware of any commitments, contingencies or events within the Company’s control which may significantly change its ability to generate sufficient cash from internal or external sources to meet its needs.

MARKET RISK

Legal/Regulatory Risk Analysis

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

Impact of Foreign Currency and Exchange Rate Fluctuations

      Many of the Company’s operations, primarily its international subsidiaries, occasionally purchase and sell products in currencies other than their functional currencies. This subjects the Company to the risks associated with fluctuations of foreign currency exchange rates. The Company reduces this risk by utilizing natural hedging (offsetting receivables and payables) as well as by creating offsetting positions through the use of derivative financial instruments, primarily forward foreign exchange contracts with maturities of less than sixty days. The market risk related to the foreign exchange contracts is offset by the changes in valuation of the underlying items being hedged. The amount of risk and the use of derivative financial instruments described above is not material to the Company’s financial position or results of operations. As of October 26, 2001, approximately 59% of the Company’s outstanding debt (including as debt the $350 million outstanding under the Company’s accounts receivable securitization program) was in variable rate short-term instruments and 41% was in fixed rate instruments. Accordingly, the Company will be impacted by any change in short-term interest rates. The Company does not hedge either its investment in its foreign operations or its floating interest rate exposures. The Company adopted the Financial Accounting Standards Board’s Statement of Financial Accounting Standards No. 133 (“SFAS 133”) “Accounting for Derivative Instruments and hedging Activities” on July 1, 2000.

Other Market Risks

      The tragic events of September 11th did not have a significant impact on the Company’s first quarter results and, based upon what the Company has experienced so far, there has also been no meaningful impact on the Company’s second quarter results to date.

Item 3.      Quantitative and Qualitative Disclosures About Market Risk

      See Note 1 to the Consolidated Financial Statements included in the Company’s Annual Report on Form 10-K for the year ended June 29, 2001 and the “Liquidity and Capital Resources” and “Market Risks” sections of the MD&A in Item 2 of this Form 10-Q.

PART II — OTHER INFORMATION

Item 6.      Exhibits and Reports on Form 8-K

A.     Exhibits:

2A.	Share Purchase Agreement dated August 7, 2000 by and among VEBA Electronics GmbH, EBV Verwaltungs GmbH i.L., Viterra Grundstucke Verwaltungs GmbH, VEBA Electronics LLC, VEBA Electronics Beteiligungs GmbH, VEBA Electronics (UK) Plc, Raab Karcher Electronics Systems Plc and E.ON Aktiengesellschaft and Arrow Electronics, Inc., Avnet, Inc. and Cherrybright Limited (incorporated herein by reference to the Company’s Current Report on Form 8-K dated September 22, 2000, Exhibit 2).*
2B.	Amended and Restated Agreement and Plan of Merger dated as of March 21, 2001, between the Company and Kent Electronics Corporation (incorporated herein by reference to Appendix A to the Joint Proxy Statement/ Prospectus included in the Company’s Registration Statement on Form S-4, Registration Number 333-58852).*
3A.	Restated Certificate of Incorporation of the Company (incorporated herein by reference to the Company’s Current Report on Form 8-K dated February 12, 2001, Exhibit 3(i)).
3B.	By-laws of the Company, effective July 27, 2001 (incorporated herein by reference to the Company’s Current Report on Form 8-K dated September 25, 2001 Exhibit 4).
4.	Note: The total amount of securities authorized under any instrument which defines the rights of holders of Company’s long-term debt does not exceed 10% of the total assets of the Company and its subsidiaries on a consolidated basis. Therefore, none of such instruments are required to be filed as exhibits to this Report. The Company agrees to furnish copies of such instruments to the Commission upon request.
23**	Consent of Grant Thornton LLP.

*	This Exhibit does not include the Exhibits and Schedules thereto as listed in its table of contents. The Company undertakes to furnish any such Exhibits and Schedules to the Securities and Exchange Commission upon its request.

**	Filed herewith.

B.     Reports on Form 8-K:

      During the first quarter of fiscal 2002, the Company filed the following Current Reports on Form 8-K: (1) Current Report on Form 8-K bearing cover date of August 9, 2001 in which the Company reported under Item 9 that it issued a press release announcing a fiscal 2001 and fourth quarter fiscal 2001 earnings conference call to be held on August 15, 2001; (2) Current Report on Form 8-K bearing cover date of August 15, 2001 in which the Company reported under Item 9 that it issued a press release announcing its operating results for fiscal 2001 and fourth quarter fiscal 2001; (3) Current Report on Form 8-K bearing cover date of August 23, 2001 in which the Company reported under Item 9 that it issued a press release announcing that Roy Vallee would be speaking at the Wit Soundview “Semiconductor Bus Tour Conference” in Santa Clara, California on August 29, 2001; and (4) Current Report on Form 8-K bearing cover date of September 25, 2001 in which the Company filed certain exhibits under Item 5.

SIGNATURES

      Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

AVNET, INC.
(Registrant)

By:	/s/ RAYMOND SADOWSKI

Raymond Sadowski

Senior Vice President,
Chief Financial Officer and
Assistant Secretary

By:	/s/ JOHN F. COLE

John F. Cole

Controller and
Principal Accounting Officer

Date: November 13, 2001

INDEX TO EXHIBITS

Exhibit
Number	Exhibit

2A.	Share Purchase Agreement dated August 7, 2000 by and among VEBA Electronics GmbH, EBV Verwaltungs GmbH i.L., Viterra Grundstucke Verwaltungs GmbH, VEBA Electronics LLC, VEBA Electronics Beteiligungs GmbH, VEBA Electronics (UK) Plc, Raab Karcher Electronics Systems Plc and E.ON Aktiengesellschaft and Arrow Electronics, Inc., Avnet, Inc. and Cherrybright Limited (incorporated herein by reference to the Company’s Current Report on Form 8-K dated September 22, 2000, Exhibit 2).*
2B.	Amended and Restated Agreement and Plan of Merger dated as of March 21, 2001, between the Company and Kent Electronics Corporation (incorporated herein by reference to Appendix A to the Joint Proxy Statement/ Prospectus included in the Company’s Registration Statement on Form S-4, Registration Number 333-58852).*
3A.	Restated Certificate of Incorporation of the Company (incorporated herein by reference to the Company’s Current Report on Form 8-K dated February 12, 2001, Exhibit 3(i).
3B.	By-laws of the Company, effective July 27, 2001 (incorporated herein by reference to the Company’s Current Report on Form 8-K dated September 25, 2001 Exhibit 4).
4.	Note: The total amount of securities authorized under any instrument which defines the rights of holders of Company’s long-term debt does not exceed 10% of the total assets of the Company and its subsidiaries on a consolidated basis. Therefore, none of such instruments are required to be filed as exhibits to this Report. The Company agrees to furnish copies of such instruments to the Commission upon request.
23**	Consent of Grant Thornton LLP.

*	This Exhibit does not include the Exhibits and Schedules thereto as listed in its table of contents. The Company undertakes to furnish any such Exhibits and Schedules to the Securities and Exchange Commission upon its request.

**	Filed herewith.