Form 10-Q
period 2001-12-28
AVNET INC
filed 2002-02-11
CIK 8858

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE

SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended December 28, 2001

Commission File #1-4224

AVNET, INC.
Incorporated in New York

IRS Employer Identification No. 11-1890605

2211 South 47th Street, Phoenix, Arizona 85034

(480) 643-2000

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days.     Yes ☑  No ☐

The total number of shares outstanding of the registrant’s Common Stock (net of treasury shares) as of January 25, 2002 ............ 118,633,799 shares

AVNET, INC. AND SUBSIDIARIES

INDEX

			Page No.

Forward-Looking Statements			3
Part I.	Financial Information:
	Item 1.	Financial Statements:

		Consolidated Balance Sheets December 28, 2001 and June 29, 2001	4

		Consolidated Statements of Operations — First Halves Ended December 28, 2001 and December 29, 2000	5

		Consolidated Statements of Operations — Second Quarters Ended December 28, 2001 and December 29, 2000	6

		Consolidated Statements of Cash Flows — First Halves Ended December 28, 2001 and December 29, 2000	7

		Notes to Consolidated Financial Statements	8-14

	Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	15-22

	Item 3.	Quantitative and Qualitative Disclosures About Market Risk	22
Part II.	Other Information:

	Item 4.	Submission of Matters to a Vote of Security Holders	23

	Item 6.	Exhibits and Reports on Form 8-K	24-25

Signature Page			26

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

PART I

FINANCIAL INFORMATION

Item 1.     Financial Statements

AVNET, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS
(Thousands, except share amounts)

	December 28,	June 29,
	2001	2001

	(unaudited)	(audited)

Assets:

Current assets:

Cash and cash equivalents	$124,131	$97,279

Receivables, less allowances of $75,020 and $65,204, respectively (Note 12)	1,360,869	1,629,566

Inventories (Note 5)	1,612,796	1,917,044

Other	102,607	103,600

Total current assets	3,200,403	3,747,489

Property, plant & equipment, net	405,700	417,159

Goodwill, net of accumulated amortization of $89,361 and $120,127, respectively (Note 4)	836,486	1,404,863

Other assets	306,420	294,637

Total assets	$4,749,009	$5,864,148

Liabilities:

Current liabilities:

Borrowings due within one year	$67,543	$1,302,129

Accounts payable	868,216	853,196

Accrued expenses and other	367,415	414,740

Total current liabilities	1,303,174	2,570,065

Long-term debt and other long-term liabilities, less due within one year (Note 13)	1,673,636	919,493

Total liabilities	2,976,810	3,489,558

Commitments and contingencies (Note 6)

Shareholders’ equity (Notes 7 and 8):

Common stock $1.00 par, authorized 300,000,000 shares, issued 118,508,000 shares and 117,840,000 shares, respectively	118,508	117,840

Additional paid-in capital	550,150	542,733

Retained earnings	1,150,658	1,770,645

Cumulative translation adjustments	(46,954)	(56,297)

Treasury stock at cost, 5,926 shares and 12,711 shares, respectively	(163)	(331)

Total shareholders’ equity	1,772,199	2,374,590

Total liabilities and shareholders’ equity	$4,749,009	$5,864,148

See Notes to Consolidated Financial Statements

AVNET, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS
(Thousands, except per share data)

	First Halves Ended

	December 28,	December 29,
	2001	2000

	(unaudited)	(unaudited)

Sales	$4,561,045	$6,819,085

Cost of sales	3,931,867	5,788,751

Gross profit	629,178	1,030,334

Selling, shipping, general and administrative expenses	601,747	660,194

Operating income	27,431	370,140

Other income, net	3,789	8,014

Interest expense	(71,172)	(91,414)

Income (loss) from continuing operations before income taxes	(39,952)	286,740

Income tax provision (benefit)	(18,169)	122,452

Income (loss) from continuing operations	(21,783)	164,288

Income from discontinued operations, net of income taxes of $13,611 in 2000	—	20,416

Income (loss) before cumulative effect of change in accounting principle	(21,783)	184,704

Cumulative effect of change in accounting principle (Note 4)	(580,495)	—

Net income (loss)	$(602,278)	$184,704

Earnings (loss) per share from continuing operations (Note 9):

Basic	$(0.18)	$1.40

Diluted	$(0.18)	$1.37

Earnings (loss) per share before cumulative effect of change in accounting principle (Notes 4 and 9):

Basic	$(0.18)	$1.58

Diluted	$(0.18)	$1.53

Net earnings (loss) per share (Note 9):

Basic	$(5.10)	$1.58

Diluted	$(5.10)	$1.53

Shares used to compute earnings (loss) per share (Note 9):

Basic	117,993	117,048

Diluted	117,993	122,242

See Notes to Consolidated Financial Statements

AVNET, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS
(Thousands, except per share data)

	Second Quarters Ended

	December 28,	December 29,
	2001	2000

	(unaudited)	(unaudited)

Sales	$2,359,850	$3,630,494

Cost of sales	2,041,234	3,087,733

Gross profit	318,616	542,761

Selling, shipping, general and administrative expenses	294,810	351,632

Operating income	23,806	191,129

Other income, net	3,195	7,763

Interest expense	(33,101)	(53,612)

Income (loss) from continuing operations before income taxes	(6,100)	145,280

Income tax provision (benefit)	(3,524)	63,357

Income (loss) from continuing operations	(2,576)	81,923

Income from discontinued operations, net of income taxes of $12,238 in 2000	—	17,645

Net income (loss)	$(2,576)	$99,568

Earnings (loss) per share from continuing operations (Note 9):

Basic	$(0.02)	$0.70

Diluted	$(0.02)	$0.69

Net earnings (loss) per share (Note 9):

Basic	$(0.02)	$0.85

Diluted	$(0.02)	$0.83

Shares used to compute earnings (loss) per share (Note 9):

Basic	118,135	117,120

Diluted	118,135	121,475

See Notes to Consolidated Financial Statements

AVNET, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS
(Thousands)

	First Halves Ended

	December 28,	December 29,
	2001	2000

	(unaudited)	(unaudited)

Cash flows from operating activities:

Net income (loss)	$(602,278)	$184,704

Income from discontinued operations, net	—	(20,416)

Cumulative effect of change in accounting principle (Note 4)	580,495	—

Net income (loss) from continuing operations	(21,783)	164,288

Non-cash and other reconciling items:

Depreciation and amortization	46,664	56,406

Deferred taxes	(1,654)	4

Other, net	17,807	12,295

	41,034	232,993

Changes in (net of effects of businesses acquired):

Receivables	266,086	(252,466)

Inventories	316,332	(276,519)

Payables, accruals and other, net	(19,129)	(62,175)

Net cash flows provided from (used for) operating activities	604,323	(358,167)

Cash flows from financing activities:

Issuance of notes in public offering, net of issuance costs	394,328	572,682

Repayment of notes	(528,969)	—

(Repayment) issuance of commercial paper and bank debt, net	(360,592)	600,424

Repayment of other debt, net	(2,315)	(98)

Cash dividends	(17,673)	(13,542)

Other, net	7,469	3,705

Net cash flows (used for) provided from financing activities	(507,752)	1,163,171

Cash flows from investing activities:

Purchases of property, plant and equipment	(45,628)	(69,735)

Acquisition of operations, net (Note 10)	(25,336)	(695,063)

Investments in non-consolidated entities	(20)	(34,232)

Proceeds from sale of discontinued operations	—	175,000

Net cash flows used for investing activities	(70,984)	(624,030)

Effect of exchange rate changes on cash and cash equivalents	1,265	(1,186)

Net decrease in cash from discontinued operations	—	(7,047)

Cash and cash equivalents:

— increase	26,852	172,741

— at beginning of period	97,279	251,831

— at end of period	$124,131	$424,572

Additional cash flow information (Note 10)

See Notes to Consolidated Financial Statements

AVNET, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.	In the opinion of management, the accompanying consolidated financial statements contain all adjustments necessary, all of which are of a normal recurring nature, except for the cumulative effect of change in accounting principle discussed in Note 4, to present fairly the Company’s financial position as of December 28, 2001 and June 29, 2001; the results of operations for the first halves and second quarters ended December 28, 2001 and December 29, 2000; and the cash flows for the first halves ended December 28, 2001 and December 29, 2000. For further information, refer to the consolidated financial statements and accompanying notes included in the Company’s Annual Report on Form 10-K for the fiscal year ended June 29, 2001.

2.	Effective June 8, 2001, the Company acquired Kent Electronics Corporation (“Kent”) in a transaction accounted for as a “pooling-of-interests.” Accordingly, the accompanying consolidated financial statements and notes for periods prior to the acquisition have been restated to reflect the acquisition of Kent.

3.	The results of operations for the first half and second quarter ended December 28, 2001 are not necessarily indicative of the results to be expected for the full year.

4.	In June 2001, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 141 (“SFAS 141”), “Business Combinations,” and Statement of Financial Accounting Standards No. 142 (“SFAS 142”), “Goodwill and Other Intangible Assets.” SFAS 141 requires that all business combinations be accounted for under the purchase method only and that certain identifiable intangible assets be recognized as assets apart from goodwill. SFAS 141 is effective for all business combinations initiated after June 30, 2001. SFAS 142 requires that ratable amortization of goodwill be replaced with periodic tests for goodwill impairment and that intangible assets with finite lives be amortized over their useful lives. The Company has elected to early adopt the provisions of SFAS 142 effective June 30, 2001, the first day of the Company’s fiscal year 2002. Therefore, the amortization of goodwill was suspended effective on that date. The following table presents the pro forma financial results for the quarters and first halves ended December 28, 2001 and December 29, 2000, respectively, on a basis consistent with the new accounting principle:

	Quarters Ended		First Halves Ended

	December 28,	December 29,	December 28,	December 29,
	2001	2000	2001	2000

	(Thousands, except per share data)

Income (loss) from continuing operations	$(2,576)	$81,923	$(21,783)	$164,288

Add back goodwill amortization	—	8,890	—	16,243

Income (loss) from continuing operations, as adjusted	(2,576)	90,813	(21,783)	180,531

Income from discontinued operations, net	—	17,645	—	20,416

Income (loss) before cumulative effect of change in accounting principle, as adjusted	(2,576)	108,458	(21,783)	200,947

Cumulative effect of change in accounting principle	—	—	(580,495)	—

Net income (loss), as adjusted	$(2,576)	$108,458	$(602,278)	$200,947

AVNET, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

	Quarters Ended		First Halves Ended

	December 28,	December 29,	December 28,	December 29,
	2001	2000	2001	2000

	(Thousands, except per share data)

Basic earnings (loss) per share:

Earnings (loss) per share from continuing operations, as adjusted	$(0.02)	$0.78	$(0.18)	$1.54

Earnings (loss) per share before cumulative effect of change in accounting principle, as adjusted	$(0.02)	$0.93	$(0.18)	$1.72

Net earnings (loss) per share, as adjusted	$(0.02)	$0.93	$(5.10)	$1.72

Diluted earnings (loss) per share:

Earnings (loss) per share from continuing operations, as adjusted	$(0.02)	$0.76	$(0.18)	$1.50

Earnings (loss) per share before cumulative effect of change in accounting principle, as adjusted	$(0.02)	$0.90	$(0.18)	$1.67

Net earnings (loss) per share, as adjusted	$(0.02)	$0.90	$(5.10)	$1.67

The Company has no goodwill or intangibles deemed to have a finite life. The carrying amount of goodwill upon adoption of SFAS 142 was $1.4 billion. There have been no changes in this carrying amount during the quarter and first half ended December 28, 2001 except for the impact of changes in foreign currency exchange rates on goodwill denominated in currencies other than U.S. dollars, the transition impairment charge discussed below and additional amounts discussed in Note 10.

Under the transitional provisions of SFAS 142, the Company identified and evaluated its reporting units for impairment of goodwill as of June 30, 2001, the first day of the Company’s fiscal year 2002. The carrying amount of certain reporting units exceeded their fair values at the date of adoption. As a result, the Company recorded an impairment charge of $580.5 million, which was recorded as a cumulative effect of a change in accounting principle in the first quarter of fiscal 2002 and is reflected in the accompanying consolidated statement of operations for the first half ended December 28, 2001. The following table presents the carrying amount of goodwill, by reportable segment, for the periods presented.

	Electronics	Computer	Applied
	Marketing	Marketing	Computing	Total

	(In thousands)

Carrying value at June 29, 2001	$1,139,430	$265,433	$—	$1,404,863

Cumulative effect of change in accounting principle	(563,492)	(17,003)	—	(580,495)

Other	11,179	939	—	12,118

Carrying value at December 28, 2001	$587,117	$249,369	$—	$836,486

AVNET, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The following table reflects the impact of the cumulative effect of change in accounting principle on the reported results for the Company’s first quarter ended September 28, 2001:

Net loss, as reported	$(19,207)

Cumulative effect of change in accounting principle	(580,495)

Net loss, as adjusted	$(599,702)

Net loss per share, as reported:

Basic	$(0.16)

Diluted	$(0.16)

Net loss per share, as adjusted to include cumulative effect of change in accounting principle:

Basic	$(5.09)

Diluted	$(5.09)

5.     Inventories:

	December 28,	June 29,
	2001	2001

	(Thousands)

Finished goods	$1,514,832	$1,827,486

Work in process	5,414	19,104

Purchased parts and raw materials	92,550	70,454

	$1,612,796	$1,917,044

6.	From time to time, the Company may become liable with respect to pending and threatened litigation, taxes, and environmental and other matters. The Company has been designated a potentially responsible party or has had other claims made against it in connection with environmental clean-ups at several sites. Based upon the information known to date, management believes that the Company has appropriately reserved for its share of the costs of the clean-ups and it is not anticipated that any contingent matters will have a material adverse impact on the Company’s financial condition, liquidity or results of operations.

7.	Number of shares of common stock reserved for stock options and stock incentive programs as of December 28, 2001	14,646,170

8.     Comprehensive income (loss):

	Quarters Ended		First Halves Ended

	December 28,	December 29,	December 28,	December 29,
	2001	2000	2001	2000

	(Thousands)

Net income (loss)	$(2,576)	$99,568	$(602,278)	$184,704

Foreign currency translation adjustments	(27,834)	69,700	9,343	59,546

Valuation adjustments — unrealized loss on investments in marketable securities	—	(4,079)	—	(2,293)

Total comprehensive income (loss)	$(30,410)	$165,189	$(592,935)	$241,957

AVNET, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

9. Earnings (loss) per share:

	Quarters Ended		First Halves Ended

	December 28,	December 29,	December 28,	December 29,
	2001	2000	2001	2000

	(Thousands, except per share data)

Numerator:

Income (loss) from continuing operations	$(2,576)	$81,923	$(21,783)	$164,288

Interest on 4.5% convertible notes, net of tax	—	1,397	—	2,795

Adjusted income (loss) from continuing operations	(2,576)	83,320	(21,783)	167,083

Income from discontinued operations, net	—	17,645	—	20,416

Adjusted income (loss) before cumulative effect of change in accounting principle	(2,576)	100,965	(21,783)	187,499

Cumulative effect of change in accounting principle	—	—	(580,495)	—

Adjusted net income (loss)	$(2,576)	$100,965	$(602,278)	$187,499

Denominator:

Weighted average common shares for basic earnings (loss) per share	118,135	117,120	117,993	117,048

Net effect of dilutive stock options and restricted stock awards	—	719	—	1,558

Net effect of 4.5% convertible notes	—	3,636	—	3,636

Weighted average common shares for diluted earnings (loss) per share	118,135	121,475	117,993	122,242

Basic earnings (loss) per share:

Income (loss) from continuing operations	$(0.02)	$0.70	$(0.18)	$1.40

Discontinued operations, net	—	0.15	—	0.18

Cumulative effect of change in accounting principle	—	—	(4.92)	—

Net earnings (loss) per basic share	$(0.02)	$0.85	$(5.10)	$1.58

Diluted earnings (loss) per share:

Income (loss) from continuing operations	$(0.02)	$0.69	$(0.18)	$1.37

Discontinued operations, net	—	0.14	—	0.16

Cumulative effect of change in accounting principle	—	—	(4.92)	—

Net earnings (loss) per diluted share	$(0.02)	$0.83	$(5.10)	$1.53

AVNET, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The 4.5% convertible notes are excluded from the computation of diluted earnings (loss) per share from continuing operations and diluted earnings (loss) per share in the quarter and first half ended December 28, 2001 as the effects were antidilutive. Substantially all of the convertible notes were repaid during the quarter ended September 28, 2001. Other potentially dilutive securities, consisting of stock options and restricted stock awards (538,182 shares and 758,434 shares, respectively, computed using the treasury stock method), were also not included in the computation of diluted earnings (loss) per share for the quarter and first half ended December 28, 2001 because to do so would have been antidilutive.

10. Additional cash flow information:

Other non-cash and other reconciling items primarily includes the provision for doubtful accounts and certain non-recurring items.

Acquisitions of operations in the first half of fiscal 2002 includes primarily contingent purchase price payouts associated with businesses acquired in the prior fiscal year, principally for Sunrise Technology Ltd. and the Savoir Technology Group, Inc., and the purchase of the remaining 20% of Kopp Electronics Limited. The purchase prices for the acquisitions accounted for as purchases have been allocated, on a preliminary basis, to the assets acquired and liabilities assumed based upon estimated fair values as of the acquisition date and are subject to adjustment when additional information concerning asset and liability valuations is finalized.

Interest and income taxes paid in the first halves were as follows:

	First Halves Ended

	December 28,	December 29,
	2001	2000

	(Thousands)

Interest	$71,030	$80,756

Income taxes	11,701	111,389

AVNET, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

      11. Segment information:

	Quarters Ended		First Halves Ended

	December 28,	December 29,	December 28,	December 29,
	2001	2000	2001	2000

	(Thousands)

Sales:

Electronics Marketing	$1,171,915	$2,312,219	$2,409,521	$4,539,141

Computer Marketing	704,797	830,542	1,276,752	1,518,699

Applied Computing	483,138	487,733	874,772	761,245

	$2,359,850	$3,630,494	$4,561,045	$6,819,085

Operating income (loss):

Electronics Marketing	$(1,800)	$172,474	$(6,769)	$345,972

Computer Marketing	23,036	29,771	33,874	49,492

Applied Computing	16,975	16,004	31,475	27,075

Corporate	(14,405)	(27,120)	(31,149)	(52,399)

	$23,806	$191,129	$27,431	$370,140

Sales, by geographic area:

Americas	$1,427,777	$2,525,932	$2,758,093	$5,011,618

EMEA	759,429	966,740	1,466,043	1,521,825

Asia/ Pacific	172,644	137,822	336,909	285,642

	$2,359,850	$3,630,494	$4,561,045	$6,819,085

	December 28,	June 29,
	2001	2001

	(Thousands)

Assets:

Electronics Marketing	$1,887,268	$3,211,946

Computer Marketing	826,113	880,645

Applied Computing	560,202	423,821

Corporate	1,475,426	1,347,736

	$4,749,009	$5,864,148

Assets, by geographic area:

Americas	$3,546,764	$3,946,044

EMEA	914,622	1,532,810

Asia/ Pacific	287,623	385,294

	$4,749,009	$5,864,148

12. Accounts receivable securitization:

In June 2001, the Company entered into a five-year $350 million accounts receivable securitization program whereby it sells, on a revolving basis, an undivided interest in a pool of its trade accounts receivable. The purpose of the program is to provide the Company with an additional source of liquidity at interest rates more favorable than it could receive through other forms of financing. Under the program, the Company sells receivables in securitization transactions and retains a subordinated interest

AVNET, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

and servicing rights to those receivables. As of December 28, 2001, the Company had sold $350 million of receivables under the program which is reflected as a reduction of receivables in the accompanying balance sheet. Included in receivables in the accompanying consolidated balance sheet is the Company’s retained interest in eligible receivables of $163.1 million at both December 28, 2001 and June 29, 2001. The cash received from the sale of receivables was used primarily to pay down outstanding borrowings. Accordingly, the amount of debt reflected on the balance sheets included in this report has been reduced by the $350 million of proceeds from receivables sold under the program.

13. Financial Instruments:

During the quarter ended December 28, 2001, the Company entered into two interest rate swaps (the Swaps) with a total notional amount of $400 million in order to hedge the change in fair value of certain fixed rate debt related to fluctuations in interest rates. These contracts are classified as fair value hedges and mature in fiscal 2007. The Swaps modify the Company’s interest rate exposure by effectively converting the fixed 8.0% Notes issued in November 2001 to a floating rate based on the three-month U.S. dollar LIBOR plus a spread through their maturities. The hedged fixed rate debt and the Swaps are adjusted to current market values through interest expense. During the quarter, the market value adjustments for the debt hedged and Swaps directly offset one another. The fair value of the Swaps at December 28, 2001 was $6.1 million and is included in other long-term liabilities in the accompanying consolidated balance sheet.

Item 2.     Management’s Discussion and Analysis of Financial Condition and Results of Operations

OVERVIEW

Organization

      The Company currently consists of three major operating groups: Electronics Marketing (“EM”), Computer Marketing (“CM”) and Applied Computing (“AC”). EM focuses on the global distribution of, and value-added services associated with, electronics components; CM focuses on middle-to-high-end, value-added computer products distribution and related services; and AC serves the needs of personal computer original equipment manufacturers (“OEMs”) and system integrators by providing the latest technologies such as microprocessors, DRAM modules and motherboards, and serves the needs of embedded systems OEMs that require technical services such as product prototyping, configurations and other value-added services.

      With the retirement of Brian Hilton, president of EM, to be effective with the close of fiscal 2002, Roy Vallee, Chairman and CEO of the Company, announced in January 2002 that 22-year Avnet employee Andy Bryant, president of CM, would become the new president of EM. In addition, Rick Hamada, a 20-year Avnet employee, has been promoted to president of CM worldwide replacing Mr. Bryant. Mr. Hamada was the president of CM’s largest division before assuming his new responsibilities.

Acquisitions

      The results for the current year include a number of acquisitions completed by the Company subsequent to the end of last year’s first fiscal quarter that affect the comparative financial results discussed below. In October 2000, the Company acquired certain European operations of VEBA Electronics Group (consisting of EBV, WBC, Atlas Logistics and RKE Systems, collectively, the “VEBA Group”). In February 2001, the Company acquired RDT Technologies Ltd., and in May 2001, the Company completed the acquisition of Sunrise Technology Ltd. Also, effective June 8, 2001, the Company acquired Kent Electronics Corporation (“Kent”) in a transaction accounted for as a “pooling-of-interests.” Accordingly, the accompanying consolidated financial statements and notes, as well as the information in this Management’s Discussion and Analysis of Financial Condition and Results of Operations (“MD&A”) for periods prior to the acquisition, have been restated to reflect the acquisition of Kent.

      The Company has pursued and expects to continue to pursue strategic acquisitions to expand its business. However, the Company currently does not anticipate further material acquisitions until it has completed the full integration of its recent acquisitions and strengthened its balance sheet. Management believes that the Company has the ability to generate sufficient capital resources from internal or external sources in order to continue its expansion program. In addition, as with past acquisitions, management does not expect that future acquisitions will materially impact the Company’s liquidity.

Stock Split

      On August 31, 2000, the Company’s Board of Directors declared a two-for-one stock split to be effected in the form of a stock dividend (the “Stock Split”). The additional common stock was distributed on September 28, 2000 to shareholders of record on September 18, 2000. All references in this MD & A and elsewhere in this Report, to the number of shares, per share amounts and market prices of the Company’s common stock have been restated to reflect the stock split and the resulting increased number of shares outstanding.

RESULTS OF OPERATIONS

Overview

      The results for fiscal 2002 to date reflect an extremely difficult environment across all of the Company’s operating groups, although the EM business has been most severely affected, offset only to a limited extent by acquisitions completed since the first fiscal quarter of 2001. However, enterprise revenues for the second quarter were somewhat better than expected. As noted below, both CM and AC posted strong sequential sales gains in the second quarter of the current fiscal year as compared with the first quarter which, when combined with a significantly slower rate of sequential quarterly sales decline at EM, appears to provide evidence that the decline in business conditions has hit its low-point and that the business environment should begin to improve.

Sales

      The Company closed the second quarter of fiscal 2002 with consolidated sales of $2.36 billion, down 35% year-over-year, but up sequentially by 7% as compared with the first quarter of fiscal 2002. Sales for EM in the second quarter of fiscal 2002 of $1.17 billion were down 49% as compared with last year’s second quarter and down by 5% sequentially from the first quarter of fiscal 2002. Sales for CM of $704.8 million and AC of $483.1 million were down 15% and 1%, respectively, as compared with last year’s second quarter. However, CM and AC each grew sales by over 23% sequentially from the first quarter of fiscal 2002, benefiting from a strong seasonal gain. As a result, CM and AC combined accounted for approximately 50% of enterprise sales for the second quarter of fiscal 2002.

      Consolidated sales for the first half of fiscal 2002 were $4.56 billion, down 33% as compared with $6.82 billion in the first half of last year. EM sales of $2.41 billion and CM sales of $1.28 billion in the first half of fiscal 2002 were down 47% and 16%, respectively, as compared with the prior year first half sales of $4.54 billion for EM and $1.52 billion for CM. AC had sales of $874.8 million in the first half of fiscal 2002 as compared with sales of $761.2 million in the first half of fiscal 2001, an increase of 15%.

      The table below provides fiscal period revenues and analysis for the Company and its operating units.

FISCAL PERIOD REVENUES AND ANALYSIS

(Dollars in thousands)

	Q2-FY02	Q1-FY02	Sequential	Q2-FY01	Year – Year
	(Dec-01)	(Sept-01)	% Change	(Dec-00)	% Change

Avnet, Inc.	$2,359,850	$2,201,195	7.2%	$3,630,494	(35.0)%

EM	1,171,915	1,237,606	(5.3)	2,312,219	(49.3)

CM	704,797	571,955	23.2	830,542	(15.1)

AC	483,138	391,634	23.4	487,733	(0.9)

EM

Americas	655,841	676,223	(3.0)	1,620,778	(59.5)

EMEA	372,318	421,286	(11.6)	573,062	(35.0)

Asia	143,756	140,097	2.6	118,379	21.4

CM

Americas	559,669	475,311	17.8	692,452	(19.2)

EMEA	135,435	86,818	56.0	128,103	5.7

Asia	9,693	9,826	(1.4)	9,987	(2.9)

AC

Americas	212,267	178,782	18.7	212,702	(0.2)

EMEA	251,676	198,510	26.8	265,575	(5.2)

Asia	19,195	14,342	33.8	9,456	103.0

Gross Margins

      Consolidated gross profit margins of 13.50% in the second quarter of fiscal 2002 were lower by 145 basis points as compared with 14.95% in the second quarter of fiscal 2001, while consolidated gross margins decreased by 61 basis points from the first quarter of fiscal 2002. These decreases were caused primarily by a change in the mix of business within the Company as CM and AC, which have lower gross margins than EM, provided a higher proportion of consolidated sales as compared with prior periods. In addition, the product mix within these operating groups also affected gross profit margins, as disk drive and microprocessor sales, two product groups with historically low margins, increased as a percentage of sales within the groups. The overall gross profit margins of the Company will continue to be affected by the changing product mix as it adjusts to economic and market factors. The two computing technology businesses (AC and CM), which service distinct sectors of the technology supply chain, are becoming a significant counterbalance to the heavily cyclical components business of EM. As a result, the mix of business factor is an ever-important one in determining Avnet’s consolidated gross margins.

      Consolidated gross profit margins in the first half of fiscal 2002 were 13.8% as compared with 15.1% in the first half of last year. This decrease in gross profit margins was due primarily to the mix of business as described above.

Operating Expenses

      For the second consecutive quarter, operating expenses in absolute dollars were lower on both a year- over-year and on a sequential quarterly basis. Operating expenses totaled $294.8 million for the second quarter of fiscal 2002, as compared with $351.6 million in the second quarter a year ago and $306.9 million in the first quarter of fiscal 2002. In response to the economic and market conditions of the last twelve months, all three operating groups have executed expense reduction plans. The second quarter fiscal 2002 results reflect a reduction in annualized operating expenses in excess of $240 million as compared with the run rate of expenses at the end of the second quarter of fiscal 2001. This reduction is based on a pro forma adjustment to the actual reported expenses in the second quarter of fiscal 2001 to account for the impact of the operations of the VEBA Group, which were acquired partway through that quarter. Although operating expenses decreased in absolute dollars, operating expenses for the second quarter of fiscal 2002 increased as a percentage of sales from a year ago, to 12.5% in fiscal 2002 from 9.7% in fiscal 2001. This increase was caused primarily by the significant and rapid decrease in consolidated sales at a higher rate than the reduction in variable operating expenses.

      Operating expenses for the first half of fiscal 2002 were $601.7 million down significantly as compared with $660.2 million in the first half of last year. However, the decrease in operating expenses did not keep pace with the drop in sales during that period resulting in an increase in expenses as a percentage of sales to 13.2% in the first half of fiscal 2002 as compared with 9.7% in the first half of last year.

Operating Income (Loss)

      Operating income of $23.8 million in the second quarter of fiscal 2002 represented 1.01% of sales as compared with $191.1 million, or 5.26% of sales, in the second quarter of fiscal 2001. However, operating income for the second quarter was $20.2 million higher than the $3.6 million earned in the first quarter of the current fiscal year. Operating income as a percentage of sales for the second quarter of fiscal 2002 was up 85 basis points sequentially from the first quarter of fiscal 2002.

      EM’s operating loss before the allocation of corporate expenses was $1.8 million in the second quarter of fiscal 2002 as compared with income of $172.5 million in the prior year’s second quarter. CM’s operating income before the allocation of corporate expenses was $23.0 million in the second quarter of fiscal 2002 as compared with $29.8 million in the second quarter of last year. AC produced operating income of $17.0 million in the second quarter of fiscal 2002 as compared with $16.0 million in the second quarter of last year. The high rate of decline in operating income at EM is a result of the more severe impact of the economic downturn on EM’s business as discussed previously.

      Operating income for the first half fiscal 2002 was $27.4 million as compared with $370.1 million in the first half of last year. Operating income as a percentage of sales was 0.6% in the first half of the current year as compared with 5.4% last year.

Interest Expense

      Interest expense for the second quarter of fiscal 2002 was down on both a sequential quarter and year-over-year basis. Interest expense was $33.1 million for the second quarter of fiscal 2002 as compared with last year’s second quarter expense of $53.6 million, a decrease of over 38%. Sequentially, interest expense was down by 13% as compared with the first quarter of fiscal 2002. Interest expense in the first half of fiscal 2002 of $71.2 million was down 22% as compared with $91.4 million in last year’s first half. The reduction of interest expense was primarily driven by a significant reduction in debt as each of the operating groups generated cash during the first half of fiscal 2002 fueled by reductions in working capital. Working capital reduction is one of the ways the Company lowers its cost of doing business in response to difficult business conditions. Driven primarily by reductions in working capital, enterprise debt was reduced by $203 million during the quarter, and since the end of December 2000, excluding the impact of the Company’s asset securitization program as described later in this MD&A, debt was reduced by over $1.2 billion.

Change in Accounting Principle — Goodwill

      In June 2001, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 142 (“SFAS 142”), “Goodwill and Other Intangible Assets,” which establishes financial accounting and reporting for acquired goodwill and other intangible assets. SFAS 142 requires that ratable amortization of goodwill be replaced with periodic tests for goodwill impairment and that intangible assets with finite lives be amortized over their useful lives. The Company has elected to early adopt the provisions of SFAS 142 effective June 30, 2001, the first day of the Company’s fiscal year 2002. Therefore, the amortization of goodwill was suspended effective on that date. Under the required transitional provisions of SFAS 142, the Company identified and evaluated its reporting units for impairment as of June 30, 2001 using a two-step process. The Company engaged an outside valuation consultant to assist in this process. The first step was to ascertain whether there was an indication that any of the Company’s goodwill was impaired. This was accomplished by identifying the Company’s reporting units pursuant to the guidelines set out in SFAS 142 and then determining the carrying value of each of those reporting units by assigning the Company’s assets and liabilities, including existing goodwill, to each of those reporting units as of June 30, 2001. For the purpose of this process, the reporting unit structure was defined as each of the three regional (Americas, EMEA and Asia/Pacific) businesses for each of the Company’s operating groups. The fair value of each reporting unit was determined by using a combination of present value and multiple of earnings valuation techniques. Such fair value was then compared to the carrying value of each reporting unit. As a result of completing the first step of the process, it was determined that there was an impairment of goodwill related to the Company’s EM and CM operations in both EMEA and Asia. There was no impairment of goodwill in the Americas region. In the second step of the process, the implied fair value of the affected reporting unit’s goodwill was compared to its carrying value in order to determine the amount of impairment, that is the amount by which the carrying amount exceeded the fair value. As a result of the valuation process, the Company recorded an impairment charge of $580.5 million, which was recorded as a cumulative effect of a change in accounting principle in the first quarter of fiscal 2002 and is reflected in the accompanying consolidated statement of operations for the first half ended December 28, 2001. As reflected in the accompanying consolidated statement of cash flows for the first half of fiscal 2002, the charge resulting from the cumulative effect of change in accounting principle did not impact cash flow. This cumulative effect of change in accounting principle may be adjusted slightly by the end of fiscal 2002 based upon the resolution of acquisition cost contingencies.

      The magnitude of the impairment charge was significantly impacted by the timing of the effective date of when the fair value analysis was performed and the designation of the reporting unit structure. Since the Company adopted SFAS 142 on June 30, 2001, the fair value analysis was required to be completed as of that date. Due to the difficult business and economic conditions which severely impacted the market sectors in which the Company operates at that date and the uncertainty as to when such conditions would materially improve, the fair value of the Company’s businesses was significantly less than it would have been at other times. The technology industry has been experiencing the worst down cycle in its history, which significantly contributed to the low valuation of the Company’s goodwill. In other words, in a cyclical business the timing of a valuation such as this may be an important factor in the outcome of the valuation exercise. The reporting units with the most significant impairment of goodwill are in Europe where the Company has not yet generated an acceptable level of profits and cash flows. In addition, the defined reporting unit structure has resulted in an impairment of goodwill which includes goodwill related to certain recent acquisitions that otherwise might not have been impaired.

Net Income (Loss)

      As a result of the factors described above, the Company recorded a net loss of $2.6 million from continuing operations in the second quarter of fiscal 2002, or $0.02 per share on a diluted basis, a significant sequential improvement as compared with a net loss of $19.2 million, or $0.16 per share on a diluted basis, in the first quarter of the current fiscal year. This compares with income from continuing operations in the second quarter of last year of $81.9 million, or $0.69 per share on a diluted basis. Including income from discontinued operations, net income in last year’s second quarter was $99.6 million, or $0.83 per share on a diluted basis.

      Net income (loss) from continuing operations in the first half of fiscal 2002 was a loss of $21.8 million as compared with income of $164.3 million in the first half of last year. Including the cumulative effect of change in accounting principle related to goodwill discussed above, the Company had a net loss of $602.3 million for the first half of fiscal 2002. Fiscal 2001 first half net income, including $20.4 million of income from discontinued operations, was $184.7 million.

LIQUIDITY AND CAPITAL RESOURCES

Cash Flow

      During the first half of fiscal 2002, the Company generated $41.0 million from income before the cumulative effect of the change in accounting principle, depreciation, amortization and other non-cash items, and generated $563.3 million from reductions in working capital, resulting in $604.3 million of net cash flows generated from operations. In addition, the Company used $54.6 million for other normal business operations including purchases of property, plant and equipment ($45.6 million) and dividends ($17.7 million), offset somewhat by cash generated from other items ($8.7 million). This resulted in $549.7 million in cash flow generation from normal business operations. The Company also used $25.4 million for acquisitions and investments in non-consolidated entities. As a result, the Company generated $524.3 million during the first half of fiscal year 2002 of which $497.5 million was used for the net repayment of debt and $26.8 million was added to the Company’s available cash and cash equivalents. As previously announced, the Company will look to more effectively deploy its cash to fuel future earnings growth and deliver increased shareholder value by discontinuing the payment of its cash dividend effective after the dividend payment on January 2, 2002.

      Currently, the Company does not have any material commitments for capital expenditures.

Capital Structure

      On November 16, 2001, the Company issued $400.0 million of 8.0% Notes due November 16, 2006 (the “Notes”). The net proceeds received by the Company from the sale of the Notes were approximately $394.3 million after deduction of the underwriting discounts and other expenses associated with the sale. The net proceeds from the Notes have been used to repay commercial paper and other short-term indebtedness. The Notes were hedged with two interest rate swaps as discussed in Note 13 to the accompanying consolidated financial statements.

      On October 25, 2001, the Company entered into agreements providing $1 billion in financing with a syndicate of banks led by Bank of America in order to replace the then existing $1.25 billion 364-day credit facility and the $700 million five-year credit facility. This new bank financing is divided into three separate credit facilities: a multi-year facility, a 364-day facility and a term loan facility. The multi-year facility is a three-year revolving, multi-currency facility that matures on October 23, 2004 and provides up to $428.75 million in financing. The 364-day facility is a revolving, multi-currency facility that matures on October 23, 2002 and provides up to $488.75 million in financing. The term loan facility, which matured on November 16, 2001, was a U.S. dollar facility that provided up to $82.5 million in financing. The Company may select from various interest rate options and maturities under these facilities, although the Company intends to use a significant amount as a back-up for its commercial paper program pursuant to which the Company is authorized to issue short-term notes for current operational business requirements. The credit agreements contain various covenants, none of which management believes materially limit the Company’s financial flexibility to pursue its intended business strategy.

      On October 12, 2001, Avnet Financial Services CVA, a wholly-owned subsidiary incorporated in Belgium, entered into an agreement with a Belgian bank which provides for the issuance of up to Euro 100 million in Treasury Notes. The Treasury Note program is a multi-currency program pursuant to which short term notes may be issued with maturities from seven days to one year with either fixed or floating rates of interest. This program is intended to partially finance the working capital requirements of the Company’s European operations.

      In June 2001, the Company entered into a five-year $350 million accounts receivable securitization program whereby it sells, on a revolving basis, an undivided interest in a pool of its trade accounts receivable. Under the program, the Company sells receivables in securitization transactions and retains a subordinated interest and servicing rights to those receivables. At December 28, 2001, the Company had sold $350 million of receivables under the program, which is reflected as a reduction of receivables in the accompanying balance sheet. The cash received from the sale of receivables was used primarily to pay down outstanding borrowings. Accordingly, the amount of debt reflected on the balance sheets included in this report has been reduced by the $350 million of receivables sold under the program. The purpose of this program is to provide the Company with an additional source of liquidity at interest rates more favorable than it could receive through other forms of financing. On February 6, 2002, the Company amended its accounts receivable securitization agreements to provide an additional $100 million, bringing the aggregate funding available under the program up to $450 million.

      In October 2000, the Company issued $250.0 million of 8.20% Notes due October 17, 2003 (the “8.20% Notes”) and issued $325.0 million of Floating Rate Notes due October 17, 2001 (the “Floating Rate Notes”). The proceeds from the sale of the 8.20% Notes and the Floating Rate Notes were approximately $572.7 million after deduction of underwriting discounts and other expenses associated with the sale. The Floating Rate Notes were repaid upon their maturity in October 2001. The Floating Rate Notes bore interest at an annual rate equal to three-month LIBOR, reset quarterly, plus 87.5 basis points (0.875%). After temporarily using the net proceeds from the 8.20% Notes and the Floating Rate Notes to pay down commercial paper and make investments in short-term securities, the net proceeds were used to fund the acquisition of certain European operations of the VEBA Group as described in the “Acquisitions” section above.

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

Liquidity

      The Company’s quick assets at December 28, 2001 totaled $1.485 billion as compared with $1.727 billion at June 29, 2001. At December 28, 2001, quick assets were greater than the Company’s current liabilities by $181.8 million as compared with a $843.2 million deficit at the end of fiscal 2001. Working capital at December 28, 2001 was $1.897 billion as compared with $1.177 billion at June 29, 2001. At December 28,

2001, to support each dollar of current liabilities, the Company had $1.14 of quick assets and $1.32 of other current assets, for a total of $2.46 as compared with $1.46 at June 29, 2001. The principal reason for the increase in the working capital and quick ratios indicated above was the decrease in short-term borrowings as a result of a change in the Company’s debt structure discussed in “Capital Structure” above. The Company routinely evaluates its capital structure and may, if deemed appropriate, issue equity or equity-linked securities in the future. Management is not now aware of any commitments, contingencies or events within the Company’s control that may significantly change its ability to generate sufficient cash from internal or external sources to meet its needs.

MARKET RISK

Legal/Regulatory Risk Analysis

      The Company and the former owners of a Company-owned site in Oxford, North Carolina have entered into a Consent Decree and Court Order with the Environmental Protection Agency (EPA) for the environmental clean-up of the site, the cost of which, according to the EPA’s remedial investigation and feasibility study, is estimated to be approximately $6.3 million, exclusive of the $1.5 million in EPA past costs paid by the potentially responsible parties (PRP’s). Pursuant to a Consent Decree and Court Order entered into between the Company and the former owners of the site, the former owners have agreed to bear at least 70% of the clean-up costs of the site, and the Company will be responsible for not more than 30% of those costs. In addition, the Company has become aware of claims that may be made against it and/or its Sterling Electronics Corp. subsidiary, which was acquired as part of the acquisition of Marshall Industries. Sterling once owned 92.46% of the capital stock of Phaostron, Inc. In August 1995, Sterling sold the interest in Phaostron to Westbase, Inc. At the time of the sale, Sterling and Westbase entered into an agreement related to environmental costs resulting from alleged contamination at a facility leased by Phaostron that is a part of the San Gabriel Valley Superfund Site. The agreement provided that Sterling would pay up to $800,000 for environmental costs associated with the site. The Company does not believe that Sterling or the Company will be responsible for environmental costs in excess of $800,000 and has established what it believes to be adequate reserves for any share of such costs that may be borne by Sterling or the Company. In addition, the Company has received notice from a third party of its intention to seek indemnification for costs it may incur in connection with an environmental clean-up at a site in Rush, Pennsylvania resulting from the alleged disposal of wire insulation material at the site by a former unit of the Company. Based upon the information known to date, management believes that the Company has appropriately accrued in its financial statements for its share of the costs of the clean-ups with respect to the above mentioned sites. The Company is also a defendant in a lawsuit brought against it at an environmental clean-up site in Huguenot, New York. At this time, management cannot estimate the amount of the Company’s potential liability, if any, for clean-up costs in connection with this site, but does not anticipate that this matter, or any other contingent matters, will have a material adverse impact on the Company’s financial condition, liquidity or results of operations.

Impact of Foreign Currency and Interest Rate Fluctuations

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

      The Company is also exposed to the impact of changes in short-term interest rates. The Company utilizes a mix of debt maturities along with both fixed rate and variable rate debt to manage changes in interest rates. In addition, the Company enters into interest rate swaps to further manage its exposure to interest rate changes related to its borrowings and to lower its overall borrowing costs. As of January 30, 2002, approximately 43% of the Company’s outstanding debt was in fixed rate instruments and 57% (including as debt the $350 million outstanding under the Company’s accounts receivable securitization program) was subject to variable short-term interest rates, after giving effect to the interest rate swaps.

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

Item 3.     Quantitative and Qualitative Disclosures About Market Risk

      See Note 1 to the Consolidated Financial Statements included in the Company’s Annual Report on Form 10-K for the year ended June 29, 2001 and the “Liquidity and Capital Resources” and “Market Risk” sections of Management’s Discussion and Analysis of Financial Condition and Results of Operations in Item 2 of this
Form 10-Q.

PART II — OTHER INFORMATION

Item 4.     Submission of Matters to a Vote of Security Holders:

      (a) The 2001 Annual Meeting of Shareholders of the Company was held on November 29, 2001.

      (b) Not required. Proxies were solicited by the Company pursuant to Regulation 14A under the Securities Exchange Act of 1934, and no solicitation in opposition to management’s nominees for the board of directors was made. All of the nominees were elected.

      (c) The shareholders of the Company were asked to vote upon (i) election of directors, (ii) a proposal to approve an amendment to the Avnet Employee Stock Purchase Plan to authorize an additional 1,000,000 shares reserved for sale under the Plan, and (iii) ratification of the appointment of Arthur Andersen LLP as independent public accountants for the fiscal year ending June 28, 2002. All proposals were adopted by the shareholders by the following votes:

Election of Directors:	For	Withheld

Eleanor Baum	105,468,792	178,126

J. Veronica Biggins	105,455,870	191,048

Lawrence W. Clarkson	105,485,261	161,657

Ehud Houminer	105,474,705	172,213

James A. Lawrence	105,484,196	162,722

Salvatore J. Nuzzo	105,463,604	183,314

Ray M. Robinson	105,465,588	181,330

Frederic Salerno	105,484,730	162,188

Gary L. Tooker	105,483,060	163,858

Roy Vallee	105,472,015	174,903

				Broker
Matter	For	Against	Abstain	Non-Votes

Approve an amendment to the Avnet Employee Stock Purchase Plan to authorize an additional 1,000,000 shares reserved for sale under the Plan	104,404,465	1,046,006	196,447	-0-

Ratification of the appointment of Arthur Andersen LLP as independent auditors	104,845,587	693,622	107,709	-0-

      (d) Not applicable.

Item 6.     Exhibits and Reports on Form 8-K

A.     Exhibits:

2A.	Amended and Restated Agreement and Plan of Merger dated as of March 2, 2000, among the Company, Tactful Acquisition Corp and Savoir Technology Group, Inc. (incorporated herein by reference to Appendix A to the Proxy Statement/ Prospectus included in the Company’s Registration Statement on Form S-4, Registration Number 333-86970).*
2B.	Share Purchase Agreement dated August 7, 2000 by and among VEBA Electronics GmbH, EBV Verwaltungs GmbH i.L., Viterra Grundstucke Verwaltungs GmbH, VEBA Electronics LLC, VEBA Electronics Beteiligungs GmbH, VEBA Electronics (UK) Plc, Raab Karcher Electronics Systems Plc and E.ON Aktiengesellschaft and Arrow Electronics, Inc., Avnet, Inc. and Cherrybright Limited (incorporated herein by reference to the Company’s Current Report on Form 8-K dated September 22, 2000, Exhibit 2).*
2C.	Amended and Restated Agreement and Plan of Merger dated as of March 21, 2001, between the Company and Kent Electronics Corporation (incorporated herein by reference to Appendix A to the Joint Proxy Statement/ Prospectus included in the Company’s Registration Statement on Form S-4, Registration Number 333-58852).*
3A.	Restated Certificate of Incorporation of the Company (incorporated herein by reference to the Company’s Current Report on Form 8-K dated February 12, 2001, Exhibit 3(i)).
3B.	By-laws of the Company, effective July 27, 2001 (incorporated herein by reference to the Company’s Current Report on Form 8-K dated September 25, 2001 Exhibit 4).
4.	Note: The total amount of securities authorized under any instrument which defines the rights of holders of Company’s long-term debt does not exceed 10% of the total assets of the Company and its subsidiaries on a consolidated basis. Therefore, none of such instruments are required to be filed as exhibits to this Report. The Company agrees to furnish copies of such instruments to the Commission upon request.
10.	Amended and Restated Employee Stock Purchase Plan**

*	This Exhibit does not include the Exhibits and Schedules thereto as listed in its table of contents. The Company undertakes to furnish any such Exhibits and Schedules to the Securities and Exchange Commission upon its request.

**	Filed herewith.

B.     Reports on Form 8-K:

      During the second quarter of fiscal 2002, the Company filed the following Current Reports on Form 8-K: (1) Current Report on Form 8-K bearing cover date of October 3, 2001 in which the Company reported under Item 9 that it issued a press release announcing preliminary earnings and an investors teleconference to be held on October 4, 2001; (2) Current Report on Form 8-K bearing cover date of October 22, 2001 in which the Company reported under Item 9 that it issued a press release announcing its first quarter fiscal 2002 earnings conference call would be held on October 25, 2001; (3) Current Report on Form 8-K bearing cover date of October 25, 2001 in which the Company reported under Item 9 that it issued a press release announcing its first quarter fiscal year 2002 results; (4) Current Report on Form 8-K bearing cover date of November 13, 2001 in which the Company reported under Item 9 that it issued a press release announcing that Roy Vallee would be speaking at the Merrill Lynch “US TechTrends Conference” at the Landmark London Hotel in the UK on November 16, 2001; (5) Current Report on Form 8-K bearing cover date of November 13, 2001 in which the Company reported under Item 5 the sale of $400,000,000 aggregate principal amount of its 8% Notes due 2006 in an underwritten public offering and filed related exhibits under Item 7; (6) Current Report on Form 8-K bearing cover date of November 20, 2001 in which the Company reported under Item 9 that it issued a press release announcing that Roy Vallee would be speaking at the Credit Suisse First Boston “Annual Technology Conference” at the Phoenician Resort in Scottsdale, Arizona on November 27, 2001; (7) Current Report on Form 8-K bearing cover date of November 21, 2001 in which the Company reported under Item 9 that it issued a press release announcing the Company’s Annual Meeting of Shareholders to be held on November 29, 2001 at 2:00 p.m. at the Wyndham Buttes Resort, in Tempe, Arizona; and (8) Current Report on Form 8-K bearing cover date of December 10, 2001 in which the Company reported under Item 9 that it issued a press release announcing that Roy Vallee would be speaking at the Raymond James “Annual IT Supply Chain Investor Conference” at the Intercontinental Barclay, in New York City on December 12, 2001.

SIGNATURES

      Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

AVNET, INC.
(Registrant)

By:	/s/ RAYMOND SADOWSKI

Raymond Sadowski
Senior Vice President,
Chief Financial Officer and
Assistant Secretary

By:	/s/ JOHN F. COLE

John F. Cole
Controller and
Principal Accounting Officer

Date: February 11, 2002

INDEX TO EXHIBITS

Exhibit
Number	Exhibit

2A.	Amended and Restated Agreement and Plan of Merger dated as of March 2, 2000, among the Company, Tactful Acquisition Corp and Savoir Technology Group, Inc. (incorporated herein by reference to Appendix A to the Proxy Statement/ Prospectus included in the Company’s Registration Statement on Form S-4, Registration Number 333-86970).*
2B.	Share Purchase Agreement dated August 7, 2000 by and among VEBA Electronics GmbH, EBV Verwaltungs GmbH i.L., Viterra Grundstucke Verwaltungs GmbH, VEBA Electronics LLC, VEBA Electronics Beteiligungs GmbH, VEBA Electronics (UK) Plc, Raab Karcher Electronics Systems Plc and E.ON Aktiengesellschaft and Arrow Electronics, Inc., Avnet, Inc. and Cherrybright Limited (incorporated herein by reference to the Company’s Current Report on Form 8-K dated September 22, 2000, Exhibit 2).*
2C.	Amended and Restated Agreement and Plan of Merger dated as of March 21, 2001, between the Company and Kent Electronics Corporation (incorporated herein by reference to Appendix A to the Joint Proxy Statement/ Prospectus included in the Company’s Registration Statement on Form S-4, Registration Number 333-58852).*
3A.	Restated Certificate of Incorporation of the Company (incorporated herein by reference to the Company’s Current Report on Form 8-K dated February 12, 2001, Exhibit 3(i)).
3B.	By-laws of the Company, effective July 27, 2001 (incorporated herein by reference to the Company’s Current Report on Form 8-K dated September 25, 2001 Exhibit 4).
4.	Note: The total amount of securities authorized under any instrument which defines the rights of holders of Company’s long-term debt does not exceed 10% of the total assets of the Company and its subsidiaries on a consolidated basis. Therefore, none of such instruments are required to be filed as exhibits to this Report. The Company agrees to furnish copies of such instruments to the Commission upon request.
10.	Amended and Restated Employee Stock Purchase Plan**

*	This Exhibit does not include the Exhibits and Schedules thereto as listed in its table of contents. The Company undertakes to furnish any such Exhibits and Schedules to the Securities and Exchange Commission upon its request.

**	Filed herewith.