Form 10-Q
period 2002-03-29
AVNET INC
filed 2002-05-13
CIK 8858

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE

SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 29, 2002

Commission File #1-4224

AVNET, INC.
Incorporated in New York

IRS Employer Identification No. 11-1890605

2211 South 47th Street, Phoenix, Arizona 85034

(480) 643-2000

      Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days.     Yes ☑     No ☐

The total number of shares outstanding of the registrant’s Common Stock (net of treasury shares) as of April 26, 2002 ................ 119,682,218 shares

AVNET, INC. AND SUBSIDIARIES

INDEX

			Page No.

Forward-Looking Statements			3
Part I.	Financial Information:
	Item 1.	Financial Statements:
		Consolidated Balance Sheets March 29, 2002 and June 29, 2001	4
		Consolidated Statements of Operations — Nine Months Ended March 29, 2002 and March 30, 2001	5
		Consolidated Statements of Operations — Third Quarters Ended March 29, 2002 and March 30, 2001	6
		Consolidated Statements of Cash Flows — Nine Months Ended March 29, 2002 and March 30, 2001	7
		Notes to Consolidated Financial Statements	8–14
	Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	15–23
	Item 3.	Quantitative and Qualitative Disclosures About Market Risk	23
Part II.	Other Information:
	Item 1.	Legal Proceedings	24
	Item 6.	Exhibits and Reports on Form 8-K	25
Signature Page			26

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

PART I

FINANCIAL INFORMATION

Item 1.	Financial Statements

AVNET, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

	March 29,	June 29,
	2002	2001

	(Unaudited)	(Audited)

	(Thousands, except
	share amounts)
Assets:
Current assets:
Cash and cash equivalents	$134,525	$97,279
Receivables, less allowances of $65,439 and $65,204, respectively (Note 13)	1,332,836	1,629,566
Inventories (Note 5)	1,485,375	1,917,044
Other	104,311	103,600

Total current assets	3,057,047	3,747,489
Property, plant & equipment, net	408,270	417,159
Goodwill, net of accumulated amortization of $89,422 and $120,127, respectively (Note 4)	832,930	1,404,863
Other assets	310,860	294,637

Total assets	$4,609,107	$5,864,148

Liabilities:
Current liabilities:
Borrowings due within one year (Notes 6 and 14)	$66,398	$1,302,129
Accounts payable	885,134	853,196
Accrued expenses and other	295,601	414,740

Total current liabilities	1,247,133	2,570,065
Long-term debt and other long-term liabilities, less due within one year (Notes 6, 13 and 14)	1,590,745	919,493

Total liabilities	2,837,878	3,489,558

Commitments and contingencies (Note 7)
Shareholders’ equity (Notes 8 and 9):
Common stock $1.00 par, authorized 300,000,000 shares, issued 119,184,000 shares and 117,840,000 shares, respectively	119,184	117,840
Additional paid-in capital	563,710	542,733
Retained earnings	1,149,409	1,770,645
Cumulative translation adjustments	(60,721)	(56,297)
Treasury stock at cost, 5,872 shares and 12,711 shares, respectively	(353)	(331)

Total shareholders’ equity	1,771,229	2,374,590

Total liabilities and shareholders’ equity	$4,609,107	$5,864,148

See Notes to Consolidated Financial Statements

AVNET, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

	Nine Months Ended

	March 29,	March 30,
	2002	2001

	(Unaudited)	(Unaudited)

	(Thousands, except
	per share data)
Sales	$6,775,496	$10,276,255
Cost of sales	5,835,329	8,723,161

Gross profit	940,167	1,553,094
Selling, shipping, general and administrative expenses	889,725	1,021,815

Operating income	50,442	531,279
Other income, net	4,750	17,097
Interest expense	(98,131)	(145,567)

Income (loss) from continuing operations before income taxes	(42,939)	402,809
Income tax provision (benefit)	(19,905)	171,677

Income (loss) from continuing operations	(23,034)	231,132
Income from discontinued operations, net of income taxes of $13,611 in 2001	—	20,416

Income (loss) before cumulative effect of change in accounting principle	(23,034)	251,548
Cumulative effect of change in accounting principle (Note 4)	(580,495)	—

Net income (loss)	$(603,529)	$251,548

Earnings (loss) per share from continuing operations (Notes 4 and 10):
Basic	$(0.19)	$1.97

Diluted	$(0.19)	$1.93

Earnings (loss) per share before cumulative effect of change in accounting principle (Notes 4 and 10):
Basic	$(0.19)	$2.15

Diluted	$(0.19)	$2.09

Net earnings (loss) per share (Notes 4 and 10):
Basic	$(5.10)	$2.15

Diluted	$(5.10)	$2.09

Shares used to compute earnings (loss) per share (Note 10):
Basic	118,282	117,118

Diluted	118,282	122,243

See Notes to Consolidated Financial Statements

AVNET, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

	Third Quarters Ended

	March 29,	March 30,
	2002	2001

	(Unaudited)	(Unaudited)

	(Thousands, except
	per share data)
Sales	$2,214,451	$3,457,170
Cost of sales	1,903,462	2,934,410

Gross profit	310,989	522,760
Selling, shipping, general and administrative expenses	287,978	361,621

Operating income	23,011	161,139
Other income, net	961	9,083
Interest expense	(26,959)	(54,153)

Income (loss) before income taxes	(2,987)	116,069
Income tax provision (benefit)	(1,736)	49,225

Net income (loss)	$(1,251)	$66,844

Earnings (loss) per share (Note 10):
Basic	$(0.01)	$0.57

Diluted	$(0.01)	$0.56

Shares used to compute earnings (loss) per share (Note 10):
Basic	118,859	117,259

Diluted	118,859	118,609

See Notes to Consolidated Financial Statements

AVNET, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Nine Months Ended

	March 29,	March 30,
	2002	2001

	(Unaudited)	(Unaudited)

	(Thousands)
Cash flows from operating activities:
Net income (loss)	$(603,529)	$251,548
Income from discontinued operations, net	—	(20,416)
Cumulative effect of change in accounting principle (Note 4)	580,495	—

Net income (loss) from continuing operations	(23,034)	231,132
Non-cash and other reconciling items:
Depreciation and amortization	70,529	86,276
Deferred taxes	(1,932)	55
Other, net	26,362	20,184

	71,925	337,647
Changes in (net of effects of businesses acquired):
Receivables	316,892	(85,249)
Inventories	438,360	(41,264)
Payables, accruals and other, net	(74,709)	(328,613)

Net cash flows provided from (used for) operating activities	752,468	(117,479)

Cash flows from financing activities:
Reduction of accounts receivable sold under asset securitization program (Note 13)	(35,704)	—
Issuance of notes in public offering, net of issuance costs (Note 6)	394,328	572,387
Repayment of notes (Note 6)	(528,969)	—
(Repayment) issuance of commercial paper and bank debt, net (Note 6)	(440,463)	275,864
(Repayment of) proceeds from other debt, net (Note 6)	(1,259)	7,766
Cash dividends	(26,543)	(20,458)
Other, net	21,484	4,947

Net cash flows (used for) provided from financing activities	(617,126)	840,506

Cash flows from investing activities:
Purchases of property, plant and equipment	(69,928)	(112,340)
Acquisition of operations, net (Note 11)	(28,465)	(692,837)
Investments in non-consolidated entities	(544)	(30,973)
Proceeds from sale of discontinued operations	—	226,390

Net cash flows used for investing activities	(98,937)	(609,760)

Effect of exchange rate changes on cash and cash equivalents	841	(5,376)
Net decrease in cash from discontinued operations	—	(7,047)

Cash and cash equivalents:
— increase	37,246	100,844
— at beginning of period	97,279	251,831

— at end of period	$134,525	$352,675

Additional cash flow information (Note 11)

See Notes to Consolidated Financial Statements

AVNET, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

      1.     In the opinion of management, the accompanying consolidated financial statements contain all adjustments necessary, all of which are of a normal recurring nature, except for the cumulative effect of change in accounting principle discussed in Note 4, to present fairly the Company’s financial position as of March 29, 2002 and June 29, 2001; the results of operations for the nine months and third quarters ended March 29, 2002 and March 30, 2001; and the cash flows for the nine months ended March 29, 2002 and March 30, 2001. For further information, refer to the consolidated financial statements and accompanying notes included in the Company’s Annual Report on Form 10-K for the fiscal year ended June 29, 2001.

      2.     Effective June 8, 2001, the Company acquired Kent Electronics Corporation (“Kent”) in a transaction accounted for as a “pooling-of-interests.” Accordingly, the accompanying consolidated financial statements and notes for periods prior to the acquisition have been restated to reflect the acquisition of Kent.

      3.     The results of operations for the nine months and third quarter ended March 29, 2002 are not necessarily indicative of the results to be expected for the full year.

      4.     In June 2001, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 141 (“SFAS 141”), “Business Combinations,” and Statement of Financial Accounting Standards No. 142 (“SFAS 142”), “Goodwill and Other Intangible Assets.” SFAS 141 requires that all business combinations be accounted for under the purchase method only and that certain identifiable intangible assets be recognized as assets apart from goodwill. SFAS 141 is effective for all business combinations initiated after June 30, 2001. SFAS 142 requires that ratable amortization of goodwill be replaced with periodic tests for goodwill impairment and that intangible assets with finite lives be amortized over their useful lives. The Company has elected to early adopt the provisions of SFAS 142 effective June 30, 2001, the first day of the Company’s fiscal year 2002. Therefore, the amortization of goodwill was suspended effective on that date. The following table presents the pro forma financial results for the quarters and nine months ended March 29, 2002 and March 30, 2001, respectively, on a basis consistent with the new accounting principle:

	Quarters Ended		Nine Months Ended

	March 29,	March 30,	March 29,	March 30,
	2002	2001	2002	2001

	(Thousands, except per share data)
Income (loss) from continuing operations	$(1,251)	$66,844	$(23,034)	$231,132
Add back goodwill amortization	—	8,150	—	24,393

Income (loss) from continuing operations, as adjusted	(1,251)	74,994	(23,034)	255,525
Income from discontinued operations, net	—	—	—	20,416

Income (loss) before cumulative effect of change in accounting principle, as adjusted	(1,251)	74,994	(23,034)	275,941
Cumulative effect of change in accounting principle	—	—	(580,495)	—

Net income (loss), as adjusted	$(1,251)	$74,994	$(603,529)	$275,941

Basic earnings (loss) per share:
Earnings (loss) per share from continuing operations, as adjusted	$(0.01)	$0.64	$(0.19)	$2.18

Earnings (loss) per share before cumulative effect of change in accounting principle, as adjusted	$(0.01)	$0.64	$(0.19)	$2.36

Net earnings (loss) per share, as adjusted	$(0.01)	$0.64	$(5.10)	$2.36

AVNET, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

	Quarters Ended		Nine Months Ended

	March 29,	March 30,	March 29,	March 30,
	2002	2001	2002	2001

	(Thousands, except per share data)
Diluted earnings (loss) per share:
Earnings (loss) per share from continuing operations, as adjusted	$(0.01)	$0.63	$(0.19)	$2.12

Earnings (loss) per share before cumulative effect of change in accounting principle, as adjusted	$(0.01)	$0.63	$(0.19)	$2.29

Net earnings (loss) per share, as adjusted	$(0.01)	$0.63	$(5.10)	$2.29

      The carrying amount of goodwill upon adoption of SFAS 142 was $1.4 billion. There have been no changes in this carrying amount during the quarter and nine months ended March 29, 2002 except for the impact of changes in foreign currency exchange rates on goodwill denominated in currencies other than U.S. dollars, the transition impairment charge discussed below and additional amounts discussed in Note 11.

      Under the transitional provisions of SFAS 142, the Company identified and evaluated its reporting units for impairment of goodwill as of June 30, 2001, the first day of the Company’s fiscal year 2002. The carrying amount of certain reporting units exceeded their fair values at the date of adoption. As a result, the Company recorded an impairment charge of $580.5 million, which was recorded as a cumulative effect of a change in accounting principle in the first quarter of fiscal 2002 and is reflected in the accompanying consolidated statement of operations for the nine months ended March 29, 2002. The following table presents the carrying amount of goodwill, by reportable segment, for the periods presented.

	Electronics	Computer	Applied
	Marketing	Marketing	Computing	Total

	(Thousands)
Carrying value at June 29, 2001	$1,139,430	$265,433	$—	$1,404,863
Cumulative effect of change in accounting principle	(563,492)	(17,003)	—	(580,495)
Other	7,010	1,552	—	8,562

Carrying value at March 29, 2002	$582,948	$249,982	$—	$832,930

      The following table reflects the impact of the cumulative effect of change in accounting principle on the reported results for the Company’s first quarter ended September 28, 2001:

Net loss, as reported	$(19,207)
Cumulative effect of change in accounting principle	(580,495)

Net loss, as adjusted	$(599,702)

Net loss per share, as reported:
Basic	$(0.16)

Diluted	$(0.16)

Net loss per share, as adjusted to include cumulative effect of change in accounting principle:
Basic	$(5.09)

Diluted	$(5.09)

AVNET, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

      5.     Inventories:

	March 29,	June 29,
	2002	2001

	(Thousands)
Finished goods	$1,424,734	$1,827,486
Work in process	7,150	19,104
Purchased parts and raw materials	53,491	70,454

	$1,485,375	$1,917,044

      6.     Debt financing:

      Short-term debt consists of the following:

	March 29,	June 29,
	2002	2001

	(Thousands)
Bank credit facilities	$59,300	$643,200
U.S. commercial paper	—	122,201
4.5% Convertible Notes due 2004	3,031	207,000
Floating Rate Notes due October 17, 2001	—	325,000
Other debt due within one year	4,067	4,728

Short-term debt	$66,398	$1,302,129

      Bank credit facilities consist of various committed and uncommitted lines of credit with financial institutions utilized primarily to support the working capital requirements of foreign operations. The interest rates on the bank credit facilities at March 29, 2002, and June 29, 2001 were 3.2% and 4.6%, respectively.

      As of its acquisition of Kent on June 8, 2001, Avnet assumed Kent’s 4.5% Convertible Notes due 2004 (the “Notes”). Subsequent to June 29, 2001, virtually all holders of the Notes exercised their “put” options by selling the Notes back to the Company. As of March 29, 2002, $3.0 million in Notes remain outstanding. The Company has the right to redeem all remaining Notes outstanding upon 30-day prior notice.

      Long-term debt and other long-term liabilities consist of the following:

	March 29,	June 29,
	2002	2001

	(Thousands)
6.45% Notes due August 15, 2003.	$200,000	$200,000
8.20% Notes due October 17, 2003.	250,000	250,000
6 7/8% Notes due March 15, 2004.	100,000	100,000
7 7/8% Notes due February 15, 2005.	360,000	360,000
8.00% Notes due November 15, 2006 and related swaps, at fair value (Note 14)	400,000	—
Bank credit facilities	209,004	—
Belgian commercial paper	65,556	—
Other long-term debt	6,185	9,493

Long-term debt	$1,590,745	$919,493

AVNET, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

      On November 16, 2001, the Company issued $400.0 million of 8.0% Notes due November 16, 2006 (the “Notes”). The net proceeds received by the Company from the sale of the Notes were approximately $394.3 million after deduction of the underwriting discounts and other expenses associated with the sale. The net proceeds from the Notes have been used to repay commercial paper and other short-term indebtedness. The Notes were hedged with two interest rate swaps as discussed in Note 14.

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

      The bank credit facilities consist primarily of foreign currency borrowings under the three-year revolving credit facility described above with a weighted average interest rate of 4.1% at March 29, 2002.

      The weighted average interest rate on the Belgian commercial paper program at March 29, 2002 was 3.6%. The Company classifies borrowings under its bank credit facilities and Belgian commercial paper as long-term debt as it has the intent and ability to refinance such borrowings under its long-term borrowing facilities.

      7.     From time to time, the Company may become liable with respect to pending and threatened litigation, taxes, and environmental and other matters. The Company has been designated a potentially responsible party or has become aware of other potential claims against it in connection with environmental clean-ups at several sites. Based upon the information known to date, management believes that the Company has appropriately reserved for its share of the costs of the clean-ups and it is not anticipated that any contingent matters will have a material adverse impact on the Company’s financial condition, liquidity or results of operations.

      8.     Number of shares of common stock reserved for stock options and stock incentive programs as of March 29, 2002  13,810,252

      9.     Comprehensive income (loss):

	Quarters Ended		Nine Months Ended

	March 29,	March 30,	March 29,	March 30,
	2002	2001	2002	2001

	(Thousands)
Net income (loss)	$(1,251)	$66,844	$(603,529)	$251,548
Foreign currency translation adjustments	(13,767)	(28,463)	(4,424)	31,083
Valuation adjustments — unrealized loss on investments in marketable securities	—	—	—	(2,293)

Total comprehensive income (loss)	$(15,018)	$38,381	$(607,953)	$280,338

AVNET, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

      10.     Earnings (loss) per share:

	Quarters Ended		Nine Months Ended

	March 29,	March 30,	March 29,	March 30,
	2002	2001	2002	2001

	(Thousands, except per share data)
Numerator:
Income (loss) from continuing operations	$(1,251)	$66,844	$(23,034)	$231,132
Interest on 4.5% convertible notes, net of tax	—	—	—	4,192

Adjusted income (loss) from continuing operations	(1,251)	66,844	(23,034)	235,324
Income from discontinued operations, net	—	—	—	20,416

Adjusted income (loss) before cumulative effect of change in accounting principle	(1,251)	66,844	(23,034)	255,740
Cumulative effect of change in accounting principle	—	—	(580,495)	—

Adjusted net income (loss)	$(1,251)	$66,844	$(603,529)	$255,740

Denominator:
Weighted average common shares for basic earnings (loss) per share	118,859	117,259	118,282	117,118
Net effect of dilutive stock options and restricted stock Awards	—	1,350	—	1,489
Net effect of 4.5% convertible notes	—	—	—	3,636

Weighted average common shares for diluted earnings (loss) per share	118,859	118,609	118,282	122,243

Basic earnings (loss) per share:
Income (loss) from continuing operations	$(0.01)	$0.57	$(0.19)	$1.97
Discontinued operations, net	—	—	—	0.18
Cumulative effect of change in accounting principle	—	—	(4.91)	—

Net earnings (loss) per basic share	$(0.01)	$0.57	$(5.10)	$2.15

Diluted earnings (loss) per share:
Income (loss) from continuing operations	$(0.01)	$0.56	$(0.19)	$1.93
Discontinued operations, net	—	—	—	0.16
Cumulative effect of change in accounting principle	—	—	(4.91)	—

Net earnings (loss) per diluted share	$(0.01)	$0.56	$(5.10)	$2.09

      The 4.5% convertible notes are excluded from the computation of diluted earnings (loss) per share from continuing operations and diluted earnings (loss) per share in the quarter and nine months ended March 29, 2002 and the quarter ended March 30, 2001 as the effects were antidilutive. Substantially all of the convertible notes were repaid during the quarter ended September 28, 2001. Other potentially dilutive securities, consisting of stock options and restricted stock awards (1,144,368 shares and 887,079 shares, respectively, computed using the treasury stock method), were also not included in the computation of diluted earnings (loss) per share for the quarter and nine months ended March 29, 2002 because to do so would have been antidilutive.

AVNET, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

      11.     Additional cash flow information:

      Other non-cash and other reconciling items primarily includes the provision for doubtful accounts.

      Acquisitions of operations in the nine months of fiscal 2002 includes primarily contingent purchase price payouts associated with businesses acquired in the prior fiscal year, principally for Sunrise Technology Ltd. and the Savoir Technology Group, Inc., and the purchase of the remaining 20% of Kopp Electronics Limited. The purchase prices for the acquisitions accounted for as purchases have been allocated, on a preliminary basis, to the assets acquired and liabilities assumed based upon estimated fair values as of the acquisition date and are subject to adjustment when additional information concerning asset and liability valuations is finalized.

      Interest and income taxes paid in the nine months were as follows:

	Nine Months Ended

	March 29,	March 30,
	2002	2001

	(Thousands)
Interest	$100,871	$143,962
Income taxes	18,174	137,553

      12.     Segment information:

	Quarters Ended		Nine Months Ended

	March 29,	March 30,	March 29,	March 30,
	2002	2001	2002	2001

	(Thousands)
Sales:
Electronics Marketing	$1,215,763	$2,193,598	$3,625,283	$6,732,738
Computer Marketing	551,648	717,138	1,828,400	2,235,838
Applied Computing	447,040	546,434	1,321,813	1,307,679

	$2,214,451	$3,457,170	$6,775,496	$10,276,255

Operating income (loss):
Electronics Marketing	$11,396	$144,899	$4,627	$490,871
Computer Marketing	10,095	22,173	43,969	71,665
Applied Computing	13,563	19,916	45,037	46,991
Corporate	(12,043)	(25,849)	(43,191)	(78,248)

	$23,011	$161,139	$50,442	$531,279

Sales, by geographic area:
Americas	$1,271,848	$2,164,803	$4,029,941	$7,176,421
EMEA	749,310	1,166,877	2,215,353	2,688,702
Asia	193,293	125,490	530,202	411,132

	$2,214,451	$3,457,170	$6,775,496	$10,276,255

AVNET, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

	March 29,	June 29,
	2002	2001

	(Thousands)
Assets:
Electronics Marketing	$2,365,664	$3,211,946
Computer Marketing	685,166	880,645
Applied Computing	648,744	423,821
Corporate	909,533	1,347,736

	$4,609,107	$5,864,148

Assets, by geographic area:
Americas	$3,372,949	$3,946,044
EMEA	924,720	1,532,810
Asia	311,438	385,294

	$4,609,107	$5,864,148

      13.     Accounts receivable securitization:

      In June 2001, the Company entered into a five-year $350 million accounts receivable securitization program whereby it sells, on a revolving basis, an undivided interest in a pool of its trade accounts receivable. The purpose of the program is to provide the Company with an additional source of liquidity at interest rates more favorable than it could receive through other forms of financing. Under the program, the Company sells receivables in securitization transactions and retains a subordinated interest and servicing rights to those receivables. As of March 29, 2002 and June 29, 2001, the Company had sold $314 million and $350 million, respectively, of receivables under the program which is reflected as a reduction of receivables in the accompanying balance sheets. Included in receivables in the accompanying consolidated balance sheets is the Company’s retained interest in eligible receivables of $194 million at March 29, 2002 and $163 million at June 29, 2001. The cash received from the sale of receivables was used primarily to pay down outstanding borrowings. Accordingly, the amount of debt reflected on the balance sheets has been reduced by $314 million and $350 million, respectively, at March 29, 2002 and June 29, 2001 due to the use of proceeds from receivables sold under the program.

      14.     Financial Instruments:

      During the quarter ended December 28, 2001, the Company entered into two interest rate swaps (the “Swaps”) with a total notional amount of $400 million in order to hedge the change in fair value of certain fixed rate debt related to fluctuations in interest rates. These contracts are classified as fair value hedges and mature in November 2006. The Swaps modify the Company’s interest rate exposure by effectively converting the fixed 8.0% Notes issued in November 2001 to a floating rate based on the three-month U.S. dollar LIBOR plus a spread through their maturities. The hedged fixed rate debt and the Swaps are adjusted to current market values through interest expense. During the quarter, the market value adjustments for the debt hedged and Swaps directly offset one another. The fair value of the Swaps at March 29, 2002 was $5.4 million and is included in other long-term liabilities in the accompanying consolidated balance sheet.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

OVERVIEW

Enterprise Description

      The Company markets and distributes electronic components and computing technologies, and provides both bundled and standalone fee-based value-added services to customers around the world. The Company currently consists of three major operating groups: Electronics Marketing (“EM”), Computer Marketing (“CM”) and Applied Computing (“AC”). Each operating group has multiple strategic business units located in all three major geographic regions: the Americas, EMEA (Europe, Middle East and Africa) and Asia.

•	EM markets electronic component technologies to original equipment manufacturers (“OEMs”), contract manufacturers, and other users of electronic components in all regions of the globe. EM sells semiconductors, RF (radio frequency) and microwave, interconnect, passive and electro-mechanical component products. Also included in EM is a new strategic business unit, Avnet Global Services (AGS). AGS was created to develop and market fee-based service value propositions built around Avnet’s established core competencies in supply network integration and supply chain management.

•	CM markets and services middle-to-high-end IT computing equipment, primarily servers, to the global corporate sector and provides complex value-added computer system configuration and integration services, as well as ERP networking infrastructure build-out.

•	AC serves the needs of original equipment manufacturers and system integrators by providing the latest technologies such as microprocessors, DRAM modules and motherboards and serves the needs of embedded systems OEMs that require technical services such as product prototyping, configurations and other value-added services.

Organizational Developments

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

Change in Independent Auditor

      On April 23, 2002, the Company announced that it had changed its independent auditor to KPMG LLP. KPMG replaced Arthur Andersen LLP and the change was effective immediately.

Critical Accounting Policies

      The Company’s consolidated financial statements have been prepared in accordance with generally accepted accounting principles (GAAP) in the United States. The preparation of these consolidated financial statements requires the Company to make estimates and assumptions that effect the reported amounts of assets, liabilities and expenses during the reporting period. The Company continuously evaluates a combination of historical results and anticipated future events to make assumptions and estimates related to its consolidated financial statements. Actual results may differ from these estimates under different assumptions or conditions.

      The Securities and Exchange Commission defines critical accounting polices as those that are, in management’s view, most important to the portrayal of the Company’s financial condition and results of operations and those that require significant judgements and estimates. Management believes the Company’s most critical accounting policies relate to:

•	Valuation of Receivables: The Company maintains an allowance for doubtful accounts for estimated losses resulting from customer defaults. Bad debt reserves are recorded based upon historic default averages as well as through the creation of reserves established for specific customer accounts deemed marginal in their ability to pay based upon contemporaneous factors. In general, if the financial condition of the Company’s customers were to deteriorate, resulting in an impairment of their ability to make payments, additional reserves may be required.

•	Valuation of Inventories: Inventories are recorded at the lower of cost (first in—first out) or estimated market value. The Company’s inventories include high-technology components and computing technologies sold into rapidly changing, cyclical, and competitive markets whereby such inventories may be subject to early technological obsolescence.

The Company evaluates inventories for excess, obsolescence, or other factors rendering inventories as unmarketable at normal margins. Write-downs are recorded so that inventories reflect the approximate market value and take into account the Company’s contractual provisions with its suppliers governing price protection, stock rotation, and return privileges relating to obsolescence. Because of the large number of transactions and the complexity of managing the process around price protections and stock rotations, estimates are made regarding adjustments to the cost of inventories.

Additionally, assumptions about future demand, market conditions, and decisions to discontinue certain product lines can impact the decision to write-down inventories. If assumptions about future demand change and/or actual market conditions are less favorable than those projected by management, additional write-downs of inventories may be required. In any case, actual amounts could be different from those estimated.

•	Accounting for Income Taxes: Management judgment is required in determining the provision for income taxes, deferred tax assets and liabilities, and the valuation allowance recorded against net deferred tax assets. The carrying value of the Company’s deferred tax assets is dependent upon its ability to generate sufficient future taxable income in certain tax jurisdictions. In addition, the Company considers historic levels of income, expectations and risk associated with estimates of future taxable income and ongoing prudent and feasible tax planning strategies in assessing a tax valuation allowance. Should the Company determine that it would not be able to realize all or part of its deferred tax assets in the future, a valuation allowance would be placed against the deferred tax assets with a corresponding charge to income in the period such determination was made.

•	Special and Acquisition-related Charges: The Company has been subject to the financial impact of integrating acquired businesses and charges related to business reorganizations. In connection with such events, management is required to make estimates about the financial impact of such matters that are inherently uncertain. Reserves are established to cover the cost of severance, facility consolidation and closure, lease termination fees, inventory adjustments based upon acquisition-related termination of supplier agreements and/or the re-evaluation of the acquired working capital assets (inventory and accounts receivable), change-in-control expenses, and write-down of other acquired assets including goodwill. Actual amounts could be different from those estimated.

•	Contingencies and Litigation: The Company is involved in various legal proceedings and other claims related to environmental, labor, product and other matters which arise in the normal course of business. The Company is required to assess the likelihood of any adverse judgment or outcomes to these matters, as well as the range of potential losses. A determination of the reserves required, if any, is made after careful analysis by management and internal and, if necessary, external counsel. The required reserves may change in the future due to related developments or a change in circumstances. Changes to reserves could increase or decrease earnings in the period the changes become known.

Acquisitions and Investments

      On March 14, 2002, the Company announced the acquisition of Sweden-based Gamma Optronik AB, a specialty distributor covering the Nordic territory and serving the industrial and scientific optronics market. Gamma had sales of approximately $7 million for the year ended June 2001.

      The results for the current year include a number of acquisitions completed by the Company subsequent to the end of last year’s first fiscal quarter that affect the comparative financial results discussed below. In October 2000, the Company acquired certain European operations of VEBA Electronics Group (consisting of EBV, WBC, Atlas Logistics and RKE Systems), in February 2001, the Company acquired RDT Technologies Ltd. and, in May 2001, the Company completed the acquisition of Sunrise Technology, Ltd. Also, effective June 8, 2001, the Company acquired Kent Electronics Corporation (“Kent”) in a transaction accounted for as a “pooling-of-interests.” Accordingly, the accompanying consolidated financial statements and notes as well as the information in this Management’s Discussion and Analysis of Financial Condition and Results of Operations (“MD&A”) for periods prior to the acquisition have been restated to reflect the acquisition of Kent.

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

MOST RECENT ACQUISITIONS

Date	Acquisition	Group	Geographic Region

March 2002	Gamma Optronik AB	EM	EMEA
June 2001	Kent Electronics Corporation	EM/ CM	Americas
May 2001	Sunrise Technology, Ltd.	EM	Asia
February 2001	RDT Technologies, Ltd.	EM	EMEA
October 2001	VEBA Electronics Group	EM/ CM/ AC	EMEA

      As the Company proceeds through its strategic planning process and completes its annual budgets for the upcoming fiscal year 2003, it is reviewing many of the strategies it has in place for its businesses. This includes evaluating the various investments it has in internet related companies to determine the long-term strategic benefits in light of the ongoing commitments that may be required. Depending upon the outcome of this evaluation, the Company may decide to modify its investment approach in some or all of these investments. This may result in a negative adjustment to the carrying value of some of these investments. In addition, the Company periodically assesses whether any of its cost method investments are permanently impaired. Based upon the Company’s strategic review and impairment analysis, the carrying amount of such investments may require a write-down to a new cost basis. No such impairment charges were recorded related to the Company’s investments in the quarter ended March 29, 2002. At March 29, 2002, the Company had aggregate investments, net of prior write-downs, of $35.1 million in six internet related companies.

RESULTS FROM OPERATIONS

Sales

      Difficult economic conditions continued to impact the industry throughout the third quarter of fiscal 2002. The Company closed the third quarter of fiscal 2002 with consolidated sales of $2.21 billion, down 36% year-over-year, and down sequentially by 6% as compared with the second quarter of fiscal 2002. Sales for EM in the third quarter of fiscal 2002 were $1.22 billion, down 45% as compared with last year’s third quarter. Sequentially, EM sales were up 4% from the prior fiscal quarter on stronger sales in Asia and resumption of sales growth in EMEA. Conversely, both computer businesses, CM and AC, experienced sequential sales declines greater than the expected historic seasonal slowness for the March quarter. CM sales declined by 22% sequentially, and AC sales decreased by 7% sequentially. Year over year, CM and AC sales were down by 23% and 18%, respectively. EM accounted for 55% of enterprise revenues in the third quarter of fiscal 2002 and the combined computer businesses of CM and AC accounted for 45% of enterprise revenue mix.

      Consolidated sales for the first nine months of fiscal 2002 were $6.78 billion, down 34% as compared with $10.28 billion in the first nine months of fiscal 2001. Sales for the first nine months by operating group EM, CM, and AC are respectively: $3.63 billion, $1.83 billion and $1.32 billion. Year over year, sales for the first nine months were down for both EM and CM by 46% and 18%, respectively. First nine month sales for AC were up year over year by slightly over 1%.

      The table below provides period revenues for the Company and its operating groups.

PERIOD REVENUES BY OPERATING GROUP AND GEOGRAPHY

(Dollars in thousands)

	Q3-02	Q2-02	Sequential	Q3-01	Year - Year
	(Mar-02)	(Dec-01)	% Change	(Mar-01)	% Change

Avnet, Inc.	$2,214,451	$2,359,850	(6.2)%	$3,457,170	(36.0)%
EM	1,215,763	1,171,915	3.7	2,193,598	(44.6)
CM	551,648	704,797	(21.7)	717,138	(23.1)
AC	447,040	483,138	(7.5)	546,434	(18.2)
EM
Americas	649,723	655,841	(0.9)	1,340,283	(51.5)
EMEA	404,917	372,318	8.8	753,420	(46.3)
Asia	161,123	143,756	12.1	99,895	61.3
CM
Americas	440,637	559,669	(21.3)	600,521	(26.6)
EMEA	104,788	135,435	(22.6)	110,257	(5.0)
Asia	6,223	9,693	(35.8)	6,360	(2.2)
AC
Americas	181,488	212,267	(14.5)	223,999	(19.0)
EMEA	239,605	251,676	(4.8)	303,200	(21.0)
Asia	25,947	19,195	35.2	19,235	34.9

Gross Profit Margins

      Consolidated gross profit margins rose sequentially by 54 basis points to a level of 14.04% in the third quarter of fiscal 2002. Compared to the third quarter of fiscal 2001, enterprise gross profit margins were lower by 108 basis points, down from 15.12%. The favorable sequential increase in enterprise gross profit margins resulted largely from a shift in business mix towards higher margins component (EM) revenues. Lower levels of disk drive and microprocessor sales at AC, which generate lower gross profit margins, also contributed to improved gross profit margins for the group and the enterprise. Additionally, efforts to manage gross profit margins during the current difficult business environment are yielding positive results as gross profit margins increased in all three operating groups in the third quarter of fiscal 2002. The two computing technology businesses (AC and CM), which service distinct sectors of the technology supply chain, continue to be a significant counterbalance to the heavily cyclical components business. As a result, the “mix-of-business” factor is an ever-important one in determining enterprise gross profit margins.

      Consolidated gross profit margins in the nine months of fiscal 2002 were 13.88% as compared with 15.11% in the first nine months of last year. This decrease in gross profit margins was due primarily to the mix of business as described above.

Operating Expenses

      For the fourth consecutive quarter, operating expenses in absolute dollars declined. Operating expense totaled $288.0 million for the third quarter of fiscal 2002, as compared with $294.8 million in the prior sequential quarter and $361.6 million in the third quarter of fiscal 2001. Operating expense as a percent of sales rose sequentially from 12.5% in the second quarter of fiscal 2002 to 13.0% in the current quarter. In response to the economic and market conditions of the last eighteen months, all three operating groups have executed expense reduction plans. Consequently, the third quarter fiscal 2002 results reflect a reduction in annualized operating expenses in excess of $270 million as compared with the run-rate of expenses at the end of the second quarter of fiscal 2001. This reduction is based on a pro forma adjustment to the actual reported expenses in the second quarter of fiscal 2001 to account for the impact of the operations of the VEBA Electronics Group, which were acquired partway through that quarter.

      From the prior year third quarter, operating expenses were down $73.6 million, and down sequentially by $6.8 million. Year over year, enterprise operating expense as a percentage of sales increased by 254 basis points (13.00% vs. 10.46% prior year) as the significant reduction in operating expense dollars was not sufficient to offset the rapid and more significant decline in sales. Operating expense as a percentage of sales for the third quarter of 2002 did increase sequentially at both CM and AC, due to the greater than expected decline in operating revenues, and this contributed to the 51 basis point deterioration in this efficiency ratio at the enterprise level.

      For the first nine months of the fiscal year, operating expenses for the enterprise totaled $889.7 million as compared to $1.022 billion for the same time period in fiscal 2001. However, the decrease in operating expenses did not keep pace with the drop in sales during that period resulting in an increase in expenses as a percentage of sales to 13.13%, up from 9.94% for the same time period in fiscal 2001.

Operating Income

      Operating income of $23.0 million in the third quarter of fiscal 2002 represented 1.04% of sales as compared with $161.1 million, or 4.66% of sales, in the third quarter of fiscal 2001. On a sequential quarterly basis, operating income was essentially flat, with operating income margin up slightly by 3 basis points.

      EM’s operating income before the allocation of corporate expenses was $11.4 million in the third quarter of fiscal 2002 as compared with an operating loss of $1.8 million in the prior sequential quarter and operating income of $144.9 million in the prior year third quarter. This translates into an operating income margin of 0.94% for the third quarter of fiscal 2002 and 6.61% in the prior year. Sequentially, EM returned to positive territory at the operating income line for the first time in two quarters, giving credence to management’s belief that the first quarter of fiscal 2002 was the trough for the components business. The comparatively high rate of decline in operating income at EM has been the result of the more severe impact of the economic downturn on EM’s business. CM’s operating income and operating income margin, before the allocation of corporate expenses, was $10.1 million and 1.83%, respectively, in the third quarter of fiscal 2002, as compared with $22.2 million and 3.09% in the third quarter of last year. For the same periods and before the allocation of corporate expenses, AC produced operating income of $13.6 million and operating income margin of 3.03%, as compared with $19.9 million and 3.64%, respectively, last year. The year to date enterprise operating income is $50.4 million as compared with $531.3 million for the first nine months of fiscal 2001. This dramatic reduction in operating income reflects the difficult business environment impacting the technology marketplace.

Interest Expense

      Interest expense for the third quarter of fiscal 2002 was down on both a quarter-to-quarter and year-over-year basis. The decrease in interest expense reflected the fourth consecutive quarterly reduction in interest expense due to the significant reductions of corporate debt levels and lower interest rates. For the nine months ended March 29, 2002, interest expense has been reduced by over $47 million as compared to the prior year period. Interest expense was $27.0 million for the third quarter of fiscal 2002 as compared with last year’s third quarter amount of $54.2 million, down over 50%.

Change in Accounting Principle — Goodwill

      In June 2001, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 142 (“SFAS 142”), “Goodwill and Other Intangible Assets,” which establishes financial accounting and reporting for acquired goodwill and other intangible assets. SFAS 142 requires that ratable amortization of goodwill be replaced with periodic tests for goodwill impairment and that intangible assets with finite lives be amortized over their useful lives. The Company has elected to early adopt the provisions of SFAS 142 effective June 30, 2001, the first day of the Company’s fiscal year 2002. Therefore, the amortization of goodwill was suspended effective on that date. Under the required transitional provisions of SFAS 142, the Company identified and evaluated its reporting units for impairment as of June 30, 2001 using a two-step process. The Company engaged an outside valuation consultant to assist in this process. The first step was to ascertain whether there was an indication that any of the Company’s goodwill was impaired. This was accomplished by identifying the Company’s reporting units pursuant to the guidelines set out in SFAS 142 and then determining the carrying value of each of those reporting units by assigning the Company’s assets and liabilities, including existing goodwill, to each of those reporting units as of June 30, 2001. For the purpose of this process, the reporting unit structure was defined as each of the three regional (Americas, EMEA and Asia) businesses for each of the Company’s operating groups. The fair value of each reporting unit was determined by using a combination of present value and multiple of earnings valuation techniques. Such fair value was then compared to the carrying value of each reporting unit. As a result of completing the first step of the process, it was determined that there was an impairment of goodwill related to the Company’s EM and CM operations in both EMEA and Asia. The Company identified no impairment of goodwill in the Americas region. In the second step of the process, the implied fair value of the affected reporting unit’s goodwill was compared to its carrying value in order to determine the amount of impairment, that is, the amount by which the carrying amount exceeded the fair value. As a result of the valuation process, the Company recorded an impairment charge of $580.5 million, which was recorded as a cumulative effect of a change in accounting principle in the first quarter of fiscal 2002 and is reflected in the accompanying consolidated statement of operations for the first nine months ended March 29, 2002. As reflected in the accompanying consolidated statement of cash flows for the first nine months of fiscal 2002, the charge resulting from the cumulative effect of change in accounting principle did not impact cash flow. This cumulative effect of change in accounting principle may be adjusted by the end of fiscal 2002 based upon the resolution of acquisition cost contingencies.

      The magnitude of the impairment charge was significantly impacted by the timing of the effective date of when the fair value analysis was performed and the designation of the reporting unit structure. Since the Company adopted SFAS 142 on June 30, 2001, the fair value analysis was required to be completed as of that date. Due to the difficult business and economic conditions at that date which severely impacted the market sectors in which the Company operates and the uncertainty as to when such conditions would materially improve, the fair value of the Company’s businesses was significantly less than it would have been at other times. The technology industry has been experiencing the worst down cycle in its history, which significantly contributed to the low valuation of the Company’s goodwill. In other words, in a cyclical business the timing of a valuation such as this may be an important factor in the outcome of the valuation exercise. The reporting units with the most significant impairment of goodwill are in Europe where the Company has not yet generated an acceptable level of profits and cash flows. In addition, the defined reporting unit structure has resulted in an impairment of goodwill which includes goodwill related to certain recent acquisitions that otherwise might not have been impaired.

Net Income (Loss)

      As a result of the operational performance and other factors described above, the Company recorded a net loss of $1.3 million in the third quarter of fiscal 2002, or $0.01 per share on a diluted basis. This performance compares to a fiscal 2001 third quarter profit of $66.8 million, or $0.56 per share on a diluted basis. Net income (loss) as a percent of sales improved sequentially, up by five basis points from the second quarter of 2002. This was the second consecutive improvement in net income (loss) margins.

      For the nine months of fiscal 2002, net income (loss) before the cumulative effect of change in accounting principle was a loss of $23.0 million, or $0.19 per share on a diluted basis, as compared with income of $251.5 million, or $2.09 per share on a diluted basis, for the same period last year. Including the cumulative effect of change in accounting principle, net income (loss) for the first nine months of the fiscal year 2002 was a loss of $603.5 million.

LIQUIDITY AND CAPITAL RESOURCES

Cashflow

      During the first nine months of fiscal 2002, the Company generated $71.9 million from income before the cumulative effect of the change in accounting principle, depreciation, amortization and other non-cash items, and generated $680.6 million from reductions in working capital, resulting in $752.5 million of net cash flows generated from operations. In addition, the Company used $74.1 million for other normal business operations including purchases of property, plant and equipment ($69.9 million) and dividends ($26.5 million), offset somewhat by cash generated from other items ($22.3 million). This resulted in $678.4 million in cash flow generation from normal business operations. The Company also used $29.0 million for acquisitions and investments in non-consolidated entities. As a result, the Company generated $649.4 million during the first nine months of fiscal year 2002 of which $612.2 million was used for the net repayment of debt and reduction of amounts outstanding under the asset securitization program, and $37.2 million was added to the Company’s available cash and cash equivalents. As previously announced, the Company has decided to more effectively deploy its cash to fuel future earnings growth and deliver increased shareholder value by discontinuing the payment of its cash dividend effective after the dividend payment on January 2, 2002.

      Currently, the Company does not have any material commitments for capital expenditures.

Capital Structure

      On November 16, 2001, the Company issued $400.0 million of 8.0% Notes due November 16, 2006 (the “Notes”). The net proceeds received by the Company from the sale of the Notes were approximately $394.3 million after deduction of the underwriting discounts and other expenses associated with the sale. The net proceeds from the Notes have been used to repay commercial paper and other short-term indebtedness. The Notes were hedged with two interest rate swaps as discussed in Note 14 to the accompanying consolidated financial statements.

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

      On October 12, 2001, Avnet Financial Services CVA, a wholly-owned subsidiary incorporated in Belgium, entered into an agreement with a Belgian bank which provides for the issuance of up to Euro 100 million in Treasury Notes. The Treasury Note program is a multi-currency program pursuant to which short-term notes may be issued with maturities from seven days to one year with either fixed or floating rates of interest. This program is intended to partially finance the working capital requirements of the Company’s European operations.

      In June 2001, the Company entered into a five-year $350 million accounts receivable securitization program whereby it sells, on a revolving basis, an undivided interest in a pool of its trade accounts receivable. Under the program, the Company sells receivables in securitization transactions and retains a subordinated interest and servicing rights to those receivables. At March 29, 2002 and June 29, 2001, the Company had sold $314 million and $350 million, respectively, of receivables under the program, which is reflected as a reduction of receivables in the accompanying balance sheets. The cash received from the sale of receivables was used primarily to pay down outstanding borrowings. Accordingly, the amount of debt reflected on the balance sheets included in this report has been reduced by the $314 million and $350 million, respectively, at March 29, 2002 and June 29, 2001 due to the use of proceeds from receivables sold under the program. The purpose of this program is to provide the Company with an additional source of liquidity at interest rates more favorable than it could receive through other forms of financing. On February 6, 2002, the Company amended its accounts receivable securitization agreements to increase the size of the program by $100 million, bringing the aggregate funding available under the program up to $450 million.

      The multi-year and 364-day credit agreements described above contain certain covenants limiting the incurrence of additional debt and require that net worth, interest coverage and other ratios be maintained at specific levels. Similarly, the receivable securitization program contains certain covenants relating to the quality of the receivables sold under the program. Circumstances that could affect the Company’s ability to meet the required financial covenants and conditions in its various financing arrangements include the duration and depth of the current economic downturn and the impact on profitability, perceived financial strength or weakness by credit rating agencies and various other economic, market and industry factors. Management does not believe that these covenants materially limit the Company’s financial flexibility to pursue its intended business strategy. In addition, in the event that the Company’s senior unsecured credit ratings fall below both Baa2 (Moody’s Investors Services rating) and BBB (Standard and Poor’s rating), the Company might not be able to utilize the accounts receivable securitization program in its present form in which case the Company could be in default under the multi-year and 364-day credit agreements.

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

      Under its current financing arrangements the Company has an aggregate of over $700 million in additional borrowing capacity at March 29, 2002. Management believes this additional borrowing capacity and its ability to generate cash from normal operations is sufficient to meet its projected short-term working capital requirements.

      For a detailed description of short-term and long-term debt outstanding at March 29, 2002, please refer to Note 6 in the accompanying consolidated financial statements.

Liquidity

      The Company’s quick assets at March 29, 2002 totaled $1.467 billion as compared with $1.727 billion at June 29, 2001. At March 29, 2002, quick assets were greater than the Company’s current liabilities by $220.2 million as compared with a $843.2 million deficit at the end of fiscal 2001. Working capital at March 29,

2002 was $1.810 billion as compared with $1.177 billion at June 29, 2001. At March 29, 2002, to support each dollar of current liabilities, the Company had $1.18 of quick assets and $1.27 of other current assets, for a total of $2.45 as compared with $1.46 at June 29, 2001. The principal reason for the increase in the working capital and quick ratios indicated above was the decrease in short-term borrowings as a result of a change in the Company’s debt structure discussed in “Capital Structure” above. The Company routinely evaluates its capital structure and may, if deemed appropriate, issue equity or equity-linked securities in the future. Management is not aware of any commitments, contingencies or events within the Company’s control that may significantly change its ability to generate sufficient cash from internal or external sources to meet its needs.

Recently Issued Accounting Pronouncements

      In August 2001, the FASB issued SFAS No. 143 (“SFAS 143”), “Accounting for Asset Retirement Obligations.” SFAS No. 143 is effective for fiscal years beginning after June 15, 2002 and provides new criteria for the measurement of a liability for an asset retirement obligation and the associated asset retirement cost. In October 2001, the FASB issued SFAS No. 144 (“SFAS 144”), “Accounting for the Impairment or Disposal of Long-Lived Assets.” SFAS No. 144 is effective for fiscal years beginning after December 15, 2001. SFAS No. 144 supersedes SFAS No. 121 (“SFAS 121”), “Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of.” However, SFAS 144 retains the fundamental provisions of SFAS No. 121 for (a) recognition and measurement of the impairment of long-lived assets to be held and used and (b) measurement of long-lived assets to be disposed of by sale. The Company does not expect these standards to have a material effect on its results of operations or financial position.

MARKET RISK

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

      The Company is exposed to the impact of changes in short-term interest rates. The Company utilizes a mix of debt maturities along with both fixed rate and variable rate debt to manage its changes in interest rates. In addition, the company enters into interest rate swaps to further manage its exposure to interest rate changes related to its borrowings and to lower its overall borrowing costs. As of May 2, 2002, approximately 47% of the Company’s outstanding debt was in fixed rate instruments and 53% was subject to variable short-term interest rates.

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

Item 3.     Quantitative and Qualitative Disclosures About Market Risk

      See Note 1 to the Consolidated Financial Statements included in the Company’s Annual Report on Form 10-K for the year ended June 29, 2001 and the “Liquidity and Capital Resources” and “Market Risks” sections of Management’s Discussion and Analysis of Financial Condition and Results of Operations in Item 2 of this Form 10-Q.

PART II — OTHER INFORMATION

Item 1.	Legal Proceedings

      The Company and/or its subsidiaries are parties to various legal proceedings arising in the normal course of business. While litigation is subject to inherent uncertainties, management currently believes that the ultimate outcome of these proceedings, individually and in the aggregate, will not have a material adverse effect on the Company’s financial position, cash flow or overall results of operations.

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

      The Company has become aware of claims that may be made against it and/or its Sterling Electronics Corp. subsidiary, which was acquired as part of the Marshall Industries acquisition. Sterling once owned 92.46% of the capital stock of Phaostron, Inc. In August 1995, Sterling sold the interest in Phaostron to Westbase, Inc. At the time of the sale, Sterling and Westbase entered into an agreement related to environmental costs resulting from alleged contamination at a facility leased by Phaostron that is a part of the San Gabriel Valley Superfund Site. The agreement provided that Sterling would pay up to $800,000 for environmental costs associated with the site. The Company does not believe that Sterling or the Company will be responsible for environmental costs in excess of $800,000 and has established what it believes to be adequate reserves for any shares of such costs that may be borne by Sterling or the Company.

      In early May 2002, the Company and the current owner of property in Huguenot, New York were named as PRPs by the New York State Department of Environmental Conservation (“NYSDEC”) regarding an environmental clean-up site. The estimated cost of the environmental clean-up of the site, based on NYSDEC’s remedial investigation and feasibility study, is approximately $2.4 million. In its Record of Decision, NYSDEC declined to apportion liability among the Company and the current owner of the property, leaving such determination to be made in a lawsuit brought against the Company by the current owner of the property seeking contribution for the costs of the clean-up and reimbursement of certain other costs. The Company has also filed a third-party complaint against the former owners of the property seeking contribution for the costs of the environmental clean-up. At this stage of the proceedings, management is unable to determine how liability for the clean-up costs will be allocated among the parties to the litigation.

      Based on the information known to date, management believes that the Company has appropriately accrued in its financial statements for its share of the costs with respect to these environmental clean-up sites.

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

B.     Reports on Form 8-K:

      During the third quarter of fiscal 2002, the Company filed the following Current Reports on Form 8-K: (1) Current Report on Form 8-K bearing cover date of January 16, 2002 in which the Company reported under Item 9 that it issued a press release announcing its second quarter fiscal 2002 earnings conference call would be held on January 24, 2002; (2) Current Report on Form 8-K bearing cover date of January 24, 2002 in which the Company reported under Item 9 that it issued a press release announcing its second quarter fiscal year 2002 results; and (3) Current Report on Form 8-K bearing cover date of January 31, 2002 in which the Company reported under Item 9 that it issued a press release announcing that Roy Vallee would be speaking at the Goldman Sachs “Technology Investment Symposium” in Palm Springs on February 4, 2002.

SIGNATURES

      Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

AVNET, INC.
(Registrant)

By:	/s/ RAYMOND SADOWSKI

Raymond Sadowski
Senior Vice President,
Chief Financial Officer and
Assistant Secretary

By:	/s/ JOHN F. COLE

John F. Cole
Controller and
Principal Accounting Officer

Date: May 13, 2002

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