Form 10-K
period 2002-06-28
AVNET INC
filed 2002-09-26
CIK 8858

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-K

☑ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended June 28, 2002

or

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from to

Commission file number 1-4224

Avnet, Inc.

(Exact name of registrant as specified in its charter)

New York	11-1890605
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

2211 South 47th Street, Phoenix, Arizona (Address of principal executive offices)	85034 (Zip Code)

Registrant’s telephone number, including area code (480) 643-2000

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Name of each exchange on which registered

Common Stock	New York Stock Exchange and Pacific Exchange
Securities registered pursuant to Section 12(g) of the Act:
None

      Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.     Yes ☑          No ☐

      Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.     ☑

      The aggregate market value (approximate) of the registrant’s common equity held by non-affiliates based on the closing price of a share of the registrant’s common stock for New York Stock Exchange composite transactions on September 9, 2002 .............................  $1,705,299,279

      The number of shares of the registrant’s Common Stock (net of treasury shares) outstanding at September 9, 2002 ........................  119,418,717

DOCUMENTS INCORPORATED BY REFERENCE

      Certain portions of the registrant’s definitive proxy statement (to be filed pursuant to Reg. 14A) relating to the Annual Meeting of Shareholders anticipated to be held on November 7, 2002 are incorporated herein by reference in Part III of this Report.

FORWARD-LOOKING STATEMENTS
PART I
Item 1. Business Unless otherwise specifically indicated, references in this Report to any particular year or quarter generally are to the Company’s fiscal year period. The Company’s fiscal year ends on the Friday closest to June 30th.
Item 2. Properties
Item 3. Legal Proceedings
Item 4. Submission of Matters to a Vote of Security Holders
Item 5. Market for Registrant’s Common Equity and Related Stockholder Matters
Item 6. Selected Financial Data*
Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations
Item 7A. Quantitative and Qualitative Disclosures About Market Risk
Item 8. Financial Statements and Supplementary Data
Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosures
PART III
Item 10. Directors and Executive Officers
Item 11. Executive Compensation
Item 12. Security Ownership of Certain Beneficial Owners and Management
Item 13. Certain Relationships and Related Transactions
PART IV
Item 14. Exhibits, Financial Statement Schedules and Reports on Form 8-K
EX-23.1
EX-23.2
EX-23.3
EX-99.1
EX-99.2

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

      These forward-looking statements are subject to numerous assumptions, risks and uncertainties. Factors that may cause actual results to differ materially from those contemplated by the forward-looking statements include the following:

•	Competitive pressures among distributors of electronic components and computer products may increase significantly through industry consolidation, entry of new competitors or otherwise.

•	General economic, industry or business conditions, domestic and foreign, may be less favorable than we expected, resulting in lower sales and declining operating results which can, in turn, impact our credit ratings and debt covenant compliance.

•	Costs or difficulties related to the integration into Avnet of newly-acquired businesses, or businesses we expect to acquire, may be greater than we expected.

•	Avnet may lose customers or suppliers as a result of the integration into Avnet of newly acquired businesses.

•	Legislative or regulatory changes may adversely affect the business in which Avnet is engaged.

•	Adverse changes may occur in the securities markets.

•	Changes in interest rates and currency fluctuations may reduce Avnet’s profit margins.

•	Avnet may be adversely affected by the allocation of products by suppliers.

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

PART I

Item 1.     Business*

      Avnet, Inc., incorporated in New York in 1955, together with its subsidiaries (the “Company” or “Avnet”), is one of the world’s largest industrial distributors of electronic components, enterprise network and computer equipment and embedded subsystems, with sales in 2002 of $8.92 billion.

      Avnet is a vital link in the chain that connects suppliers of semiconductors, interconnect products, passive and electromechanical devices, radio frequency (“RF”) and microwave devices, and specialty products to original equipment manufacturers (“OEMs”) and contract manufacturers that design and build the electronic equipment for end-market use, and to other industrial customers. In addition, Avnet distributes a variety of enterprise network and computer equipment and embedded subsystems and provides services to both the end user and the reseller channels. Through its electronic components distribution activities, Avnet acts as an extension of a supplier’s sales force by marketing products to a larger base of customers than individual suppliers could do economically. While many suppliers can only economically serve a few hundred of the larger OEMs and contract manufacturers, Avnet is authorized to sell products of more than 250 of the world’s leading component manufacturers to a global customer base of over 100,000. Avnet ships electronic components as received from its suppliers or with assembly or other value added. As part of its distribution activities, Avnet adds various processes that customize products to meet individual OEM customer specifications. Avnet also provides supply-chain management, engineering design, material management and logistic services.

Organizational Structure

      The Company currently consists of three operating groups, Electronics Marketing (“EM”), Computer Marketing (“CM”) and Applied Computing (“AC”). A brief summary of each group followed by a more detailed description is provided below.

1. EM is engaged in the global marketing, assembly and/or distribution of electronic and electromechanical components and certain computer products, principally for industrial and some commercial and military use. EM also offers an array of value-added services to its customers, such as supply-chain management, engineering design, inventory replenishment systems, kitting, connector and cable assembly and semiconductor programming.

2. CM is an international distributor/reseller of enterprise networking and computer equipment to value-added resellers (“VARs”) and end users focusing primarily on middle- to high-end, value-added computer products and services. CM also provides a variety of networking solutions to its customer base.

3. AC serves the needs of personal computer OEMs and system integrators worldwide by providing the latest computer component technologies, and also serves the needs of non-PC OEMs that require embedded systems and technical services such as product prototyping, configurations and other value-added services.

      Throughout 2002, each of the three operating groups implemented plans to further manage their businesses through the creation of new, focused business units that generally serve separate sectors, based upon product, service or geography. These business units are specifically discussed in the operating group descriptions that follow. Even as the business unit structures continue to be put in place, EM, CM and AC remain the overall segments upon which management primarily evaluates the operations of the Company and upon which it bases its operating decisions.

*	Unless otherwise specifically indicated, references in this Report to any particular year or quarter generally are to the Company’s fiscal year period. The Company’s fiscal year ends on the Friday closest to June 30th.

      The sales, operating income (loss) and assets of EM, CM and AC, as well as Avnet’s sales and assets by geographic area, are shown in Note 16 to the consolidated financial statements appearing in Item 14 of this Report.

Electronics Marketing (“EM”)

      EM is Avnet’s largest operating group, with sales in 2002 of $4.84 billion, representing 54.3% of Avnet’s consolidated sales. EM is comprised of three regional operations: EM Americas, which had sales of $2.62 billion in 2002, or 29.4% of Avnet’s consolidated sales; EM EMEA (Europe, Middle East and Africa), which had sales of $1.60 billion in 2002, or 17.9% of Avnet’s consolidated sales; and EM Asia, which had sales of $620.6 million in 2002, or 7.0% of Avnet’s consolidated sales.

      EM’s business units provide core value services, which focus on the transactional needs of the traditional electronic components distribution market, offering one of the industry’s broadest line cards and convenient one-stop shopping with an emphasis on responsiveness, on-time delivery and quality. Certain specialty services are also provided by the support services business units. The business units located in the Americas, Europe and Asia market semiconductors; interconnect, passive and electromechanical devices (“IP&E”); RF/microwave (wireless) components; and value-added services.

      EM’s business unit structure is as follows:

•	Avnet Cilicon, Avnet’s semiconductor division in the Americas, focuses on the semiconductor requirements of both customers and suppliers. To achieve this focus, the semiconductor division has channels focused on different customers’ needs, including dedicated channels to service small to medium customers, large customer engagements, defense and aerospace customers, emerging customers and contract manufacturers.

•	Avnet Kent is the Americas’ IP&E division, a focused business unit created from the merger in June 2001 of Avnet EM’s and Kent’s IP&E businesses. Avnet Kent distributes electronic connectors, electronic wire and cable, and other passive and electromechanical products and interconnect assemblies used in assembling and manufacturing electronic products. Avnet Kent also provides value-added services such as cable assembly, fan assembly, taping and reeling and component modification.

•	Avnet RF & Microwave in the Americas serves the distinct needs of both customers and suppliers by providing RF and microwave semiconductors and components from the industry’s leading suppliers. Avnet RF & Microwave provides a wide array of value-added services including hi-rel processing, parametric assembly and RF cable assembly.

•	In EMEA, EM goes to market with seven business units: EBV and WBC, based in Germany, which specialize in demand creation for select semiconductor suppliers; Silica, based in the United Kingdom, a semiconductor marketer; Avnet Time, based in the United Kingdom, a marketer of IP&E components; BFI-Optilas, based in France, a marketer of specialty components and devices across Europe; Avnet Israel, based in Tel Aviv, one of the largest value-added electronic components distributors in Israel; and Avnet Kopp, one of South Africa’s largest distributors of electronic and electrical components. EM EMEA does business in 30 western and eastern European countries, South Africa, Turkey, Egypt and Israel.

•	EM Asia is a value-added distributor of electronic components and services in 10 Asian countries and Australia and New Zealand. All of EM Asia’s operations have access to the products and services provided by EM globally. The 2001 acquisition of Sunrise Technology Ltd. (“Sunrise”) significantly enhanced EM’s presence in Asia, especially the Peoples’ Republic of China (“PRC”). Sunrise, with locations in Hong Kong and China, specializes in demand creation from select semiconductor suppliers. Its focus is on demand creation with a limited line card. Avnet goes to market in China with three focused business units — Sunrise, ChinaTronic and Avnet Technology.

      Supporting the focused EM business units described above are the following support services business units:

•	Avnet Design Services — Provides an array of engineering and technical services for customers, including turnkey logic designs, reference and product designs, and demand creation services for suppliers. Avnet Design Services has four design centers in the United States and locations in Canada, England, Germany, India, Israel, New Zealand and Singapore.

•	Avnet Integrated Material Services — Performs industry-leading material forecasting, supply chain synchronization and warehouse services. Avnet Integrated Material Services develops and implements innovative materials management solutions for EM’s major customers and their contract manufacturers. Regional Avnet Integrated Material Services business units service the requirements of regional customers.

Also a part of EM is Avnet’s global services business unit, Avnet Supply Chain Services, which provides end-to-end sales of supply-chain services to OEMs, contract manufacturers and electronic component manufacturers.

Computer Marketing (“CM”)

      CM is an international distributor/reseller of computer products to VARs and end users focusing primarily on middle- to high-end, value-added computer products and services. CM’s 2002 sales were $2.40 billion, representing 26.9% of Avnet’s consolidated sales. CM’s 2002 global sales consisted of the following regional results: CM North America sales of $1.94 billion, or 21.7% of Avnet’s consolidated sales; CM EMEA sales of $425.9 million, or 4.8% of Avnet’s consolidated sales; and CM Asia/ Pacific sales of $32.6 million, or 0.4% of Avnet’s consolidated sales.

      CM consists of three primary operating divisions as follows:

•	Avnet Hall-Mark concentrates on sales of mid-range enterprise computer systems and software, including servers, storage and networking solutions, exclusively to the reseller channel in North America. Avnet Hall-Mark is one of the industry’s leading value-added distributors in the mid-range computing space in support of a limited line card of the foremost mid-range manufacturers, which include BMC, EMC[2], HP/ Compaq, IBM, Intel, Oracle, StorageTek and VERITAS. Avnet Hall-Mark provides those manufacturers’ products to value-added resellers, along with complementary value-added solutions. Avnet Hall-Mark also provides logistics, financial, marketing, sales and technical services, including in-house engineering support, complex systems integration and configuration services.

•	Avnet Enterprise Solutions is an IT infrastructure architect specializing in enterprise server, storage and network solutions that power leading business applications in North America. Avnet Enterprise Solutions leverages its unique suite of technical and financial strategies and services to minimize risk, maximize flexibility and optimize the use of capital on IT infrastructures. Avnet Enterprise Solutions sells industry leading networking and storage systems, mid-range servers, and professional services to end user enterprise customers. Avnet Enterprise Solutions is a technology solutions integrator, providing hardware, software and services for corporate-wide infrastructure needs. Leveraging its array of financial, acquisition and technical services, Avnet Enterprise Solutions brings value to businesses intent on managing their total cost of technology infrastructure — from the data center, through the network, to the desktop. Avnet Enterprise Solutions has significant relationships with Cisco Systems, Computer Associates, HP/ Compaq, IBM, Oracle, Tivoli and VERITAS.

•	Avnet Partner Solutions is an industry leading, value-added distributor of enterprise computing systems, software, storage, networking solutions and services, marketing exclusively to the value-added reseller channel. Avnet Partner Solutions has European offices in Austria, Czech Republic, Germany, Hungary, Italy, Poland, Switzerland and the United Kingdom. Avnet Partner Solutions also operates a division in Australia, serving resellers and end-users. Product lines of Avnet Partner Solutions include EMC[2], HP/ Compaq, IBM, Lotus, StorageTek, SUN and VERITAS.

Applied Computing (“AC”)

      AC was created from portions of EM (OEM Systems Product Business Group and Personal Computing Components) and CM (Hall-Mark Computer Components) in 2000. AC focuses on the unique requirements of the OEM market for computing technology. AC’s 2002 sales were approximately $1.68 billion, representing 18.8% of Avnet’s consolidated sales. AC’s 2002 global sales consisted of the following regional results: AC North America sales of $728.9 million, or 8.2% of Avnet’s consolidated sales; AC EMEA sales of $878.6 million, or 9.8% of Avnet’s consolidated sales; and AC Asia/ Pacific sales of $71.6 million, or 0.8% of Avnet’s consolidated sales.

      AC consists of seven business units focusing on key market segments:

•	Applied Computing Components serves the needs of manufacturers of general-purpose computers by providing them with the latest technologies such as microprocessors, DRAM modules and motherboards.

•	Applied Computing Solutions provides technical design, integration, marketing and financing to developers of application specific computer solutions in the non-PC market place. Examples of these types of customers are OEMs in the medical, telecommunications, industrial control and digital creation market segments.

•	Applied Computer Enabling Technologies serves systems integrators focusing on the mass storage marketplace that produce applications such as NAS, SAN and Fiber storage products.

•	Avnet FasTrac Services in the Americas offers technical service and support through a nationwide service infrastructure.

•	Applied Computing Market Development in Europe offers a specialized range of products, including EIZO monitors, Wyse thin client PCs and network storage solutions for end users.

•	Applied Computing System Builder provides services for networking products and server building blocks for system builders.

•	Avnet Convergent Technologies provides mobile computing, wireless and point-of-sales ID products and services.

      AC’s coverage of Europe includes the United Kingdom, Germany, Spain, Italy, Austria (also services eastern Europe), the Nordic region, the Benelux region, France and Switzerland. During 2001, AC expanded its operations in Europe with the acquisition of RKE Systems and the EBV Microsystems Group, both acquired as part of the VEBA Group of companies. AC’s European operations accounted for over half of the operating group’s sales in 2002.

Significant Acquisitions

      To better focus on its core business and to grow Avnet’s presence in world markets for electronic components and computer products, Avnet has pursued a strategic acquisition program. During the last three years, the Company has completed sixteen acquisitions, six in North America, six in Europe, three in the Asia/ Pacific region and one in the Middle East.

      Avnet’s sole acquisition during 2002 was Gamma Optronik AB (“Gamma”) of Sweden. Gamma was a privately owned, specialty distributor covering the Nordic territory and serving the industrial and scientific optronics market. Since its acquisition, Gamma has been operated as a part of Avnet’s BFI-Optilas business unit within EM in Europe. Gamma reported approximately $7.5 million in sales for its year ended June 2001 and employed 12 people.

      The Company completed the following fifteen acquisitions in 2001 and 2000.

			Reported Sales
Acquisition Date	Acquired Company	Base of Operations	(Millions)(A)

June 2001	Kent Electronics Corporation	North America	$942
May 2001	Sunrise Technology Ltd.	China	230
February 2001	RDT Technologies Ltd.	Israel	90
October 2000	VEBA Electronics Group	Germany	1,800
July 2000	Savoir Technology Group, Inc.	North America	767
June 2000	SEI Nordstar	Netherlands	35
January 2000	Eurotronics/ SEI	Netherlands	550
January 2000	Cosco Electronics/ Jung Kwang	Korea	30
November 1999	PCD Italia S.r.l. and Matica S.p.A.	Italy	120
November 1999	Orange Coast Companies(B)	North America	19
October 1999	Marshall Industries	North America	1,700
October 1999	SEI Macro Group	United Kingdom	200
August 1999	Integrand Solutions	Australia	49
June 1999	Advacom, Inc.(B)	North America	112
April 1999	Sabre-Data, Inc.(B)	North America	37

(A)	Represents the acquired company’s approximate reported sales in its most recent fiscal year prior to its acquisition by Avnet.

(B)	The acquisitions of the Orange Coast Companies, Advacom, Inc. and Sabre-Data, Inc. were completed by Kent Electronics prior to its acquisition by Avnet. As the Kent Electronics acquisition was accounted for as a “pooling-of-interests” and based upon the nature of the financial statements combined for reporting purposes (see Note 2 to the Consolidated Financial Statements appearing in Item 14 of this Report), all three of these acquisitions are considered to have been completed during Avnet’s fiscal 2000.

      During 2001 and 2000, the Company acquired a number of businesses that had a substantial positive impact on the Company. Below is a discussion of the Company’s more significant acquisitions (those acquisitions wherein the acquired company had sales in excess of $150 million in its most recent fiscal year prior to acquisition) consummated in the past three years. With the exception of the acquisition of Kent Electronics Corporation (“Kent”), all of the acquisitions discussed below were accounted for using the purchase method of accounting.

      On June 8, 2001, Avnet completed its acquisition of Kent, a specialty distributor and network integrator, following approval of the Amended and Restated Merger Agreement and Plan of Merger dated as of March 21, 2001 (the “Merger Agreement”) by Avnet and Kent shareholders on June 6, 2001. Pursuant to the Merger Agreement, Kent was merged into Avnet and its separate existence ceased. Kent shareholders received 0.87 of a share of Avnet common stock for each share of Kent common stock held, with cash paid in lieu of any fractional shares based on $25.84 per Avnet share. Avnet issued approximately 25.3 million shares of its common stock to Kent shareholders and an additional 1.7 million shares were reserved for issuance upon the exercise of outstanding warrants and stock options assumed in the transaction.

      The accompanying consolidated financial statements and notes for years prior to 2002 have been restated to reflect the acquisition of Kent, which has been accounted for as a “pooling-of-interests.” The periods combined are more fully discussed in Note 2 to the consolidated financial statements appearing in Item 14 of this Report. The combination of prior periods does not give effect to the synergies that the Company has realized and expects to continue to realize from the combined operations subsequent to the acquisition. As discussed in Item 7 of this Report and in the notes to the consolidated financial statements, the Company recorded certain special charges in the fourth quarters of 2002 and 2001, a significant portion of which resulted from the Kent acquisition being accounted for as a “pooling-of-interests.” Thus, these charges were recorded to the Company’s consolidated statements of operations as opposed to being reflected as opening balance sheet adjustments recorded as part of purchase accounting.

      In May 2001, Avnet acquired Sunrise, a privately held, electronic components distribution company serving indigenous and multinational OEMs and contract manufacturers in the PRC and Hong Kong. The acquisition has substantially improved the Company’s operations in the PRC and Asia overall and provides an important strategic foothold for continued expansion into this important region of the world.

      In October 2000, the Company completed the acquisition of certain European operations of the VEBA Electronics Group consisting of (a) the Germany-headquartered EBV Group, including EBV Electronik and WBC, both pan-European semiconductor distributors, and Atlas Services Europe, a logistics provider for EBV and WBC; and (b) the Germany-based RKE Systems, a computer products and services distributor. The amount paid at closing of $740.0 million, subject to the resolution of certain purchase price contingencies, included the payoff of substantially all of the debt on the books of the companies acquired. Subsequent to the end of 2002, the Company and the seller of the VEBA Electronics Group resolved all remaining purchase price contingencies related to this acquisition, resulting in a refund to Avnet of a portion of the amount paid at closing totaling approximately $6.5 million. This refunded purchase price will be recorded in the Company’s 2003 consolidated statement of operations.

      In July 2000, the Company acquired Savoir Technology Group, Inc. (“Savoir”), a leading distributor of IBM mid-range server products in the Americas. This acquisition has had a material benefit to the Company, especially CM, by contributing substantially to making Avnet one of the largest distributors of IBM Enterprise products globally. In the Savoir merger, holders of Savoir common stock received 0.11452 of a share of Avnet common stock for each share of Savoir common stock, and cash in lieu of fractional Avnet shares. The exchange ratio and the price paid for fractional shares were based upon an Avnet stock price capped at $34.2736 per share. Holders of Savoir series A preferred shares received 0.16098 of a share of Avnet common stock for each share they held and cash in lieu of fractional Avnet shares. The total cost of the acquisition of Savoir including estimated expenses was approximately $145.8 million, consisting of the cost for the Savoir shares of $111.1 million in Avnet stock and $0.7 million in Avnet stock options (net of related tax benefits of $0.5 million) as well as $1.8 million for transaction expenses and $32.2 million for the payoff of pre-existing Savoir debt. The above dollar value of Avnet stock includes the issuance of 3,736,954 shares of Avnet stock valued at the assumed price of $29.66 per share.

      In October 1999, the Company acquired Marshall Industries (“Marshall”), then one of the world’s largest distributors of electronic components and computer products, for a combination of cash and Avnet stock. The total cost of the acquisition of Marshall, including estimated expenses, was approximately $764.6 million, consisting of the cost for the Marshall shares of $326.8 million in cash, $269.3 million in Avnet stock and $7.0 million in Avnet stock options (net of related tax benefits of $4.8 million) as well as $17.5 million for direct transaction costs and estimated expenses and $144.0 million for the refinancing of Marshall net debt. The above dollar value of Avnet stock reflects the issuance of 6,817,943 shares of Avnet stock valued at an assumed price of $39.50 per share.

      In October 1999, the Company acquired 94% of the SEI Macro Group, an electronics components distributor headquartered in the United Kingdom, and 16% of Eurotronics B.V., a pan-European electronics components distributor headquartered in the Netherlands. In January 2000, the Company completed its acquisition of the SEI Macro Group and Eurotronics B.V.

Major Products

      One of Avnet’s competitive strengths is the breadth and quality of the suppliers whose products it distributes. IBM represents the only supplier from which product sales exceed 10% of the Company’s consolidated sales. During 2002, IBM products accounted for approximately 16% of the Company’s sales. Listed below are the major product categories and the approximate sales in 2002, the percentage of the

Company’s consolidated sales and the major suppliers, of the Company’s consolidated business in each category:

•	Semiconductors: Sales of semiconductors in 2002 were approximately $4.430 billion, or 49.7%, of consolidated sales (including microprocessor sales of approximately $2.655 billion, or 29.8%, of consolidated sales). The Company’s major suppliers of semiconductors are Advanced Micro Devices, Agilent Technologies, Analog Devices, Hitachi, Integrated Device Technology, Intel, Intersil, LSI Logic, Micron Semiconductors, Motorola, National Semiconductor, ON Semiconductor, Philips, Texas Instruments and Xilinx.

•	Computer Products: Sales of computer products in 2002 from all of the Company’s business units were approximately $3.475 billion, or 39.0%, of consolidated sales (including disk drive sales of approximately $766.3 million, or 8.6%, of consolidated sales). The Company’s major suppliers of computer products are IBM, Computer Associates, Hewlett-Packard/ Compaq, Intel, Oracle and Wyse Technology.

•	Connectors: Sales of connector products in 2002 were approximately $385.0 million, or 4.3%, of consolidated sales. The Company’s major suppliers of connectors are AMP, Amphenol, AVX, ITT Cannon, Molex, T&B and 3M.

•	Passives, Electromechanical and Other: Sales of passives, electromechanical and other products in 2002 were approximately $629.6 million, or 7.0%, of consolidated sales. The Company’s major suppliers of these products are Aromat, Artesyn Technologies, AVX, Bourns, ITT/C&K, Kemet, Murata, Pulse and Vishay.

      Most of the Company’s product lines are covered by non-exclusive distributor agreements with suppliers, cancelable upon 30 to 180 days notice. Most of these agreements provide for the periodic return to the supplier of obsolete inventory and the return of standard inventory upon termination of the contract.

      The combined sales for the Company by major product class for the last three years are as follows:

	Years Ended

	June 28,	June 29,	June 30,
	2002	2001	2000

	(Millions)
Semiconductors	$4,430.3	$7,105.6	$5,834.4
Computer products	3,475.3	3,950.8	2,336.3
Connectors	385.0	735.6	880.7
Passives, electromechanical and other	629.6	1,022.0	863.6

	$8,920.2	$12,814.0	$9,915.0

      As of June 28, 2002, the Company had over 300 locations worldwide, many of which contain sales, warehousing and administrative functions for multiple business units and including a small number of stores in customers’ facilities. Avnet sells to customers in over 60 countries.

Competition & Markets

      The Company is currently the world’s largest industrial distributor (based on sales) of electronic components and computer products according to Electronic News, a prominent industry publication, which ranks the top distributors. The Company’s major competitors are Arrow Electronics, Inc., Future Electronics, Memec PLC and Pioneer-Standard Electronics, Inc.

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

Number of Employees

      At August 23, 2002, Avnet had approximately 11,000 employees.

Item 2.     Properties

      Currently, the Company owns and leases approximately 1,265,236 and 4,344,963 square feet of space, respectively, of which approximately 56% is located in the United States. EM’s principal facilities for warehousing and value-added operations are located in Chandler, AZ, Poing, Germany, Tongeren, Belgium, Oxford, NC, and Grapevine, TX, where EM has approximately 395,000, 230,000, 217,000, 201,000 and 181,000 square feet of space, respectively. CM’s principal facilities for warehousing and value-added operations are located in Chandler, AZ where CM has approximately 196,000 square feet of space. CM also utilizes a portion of the Tongeren, Belgium facility discussed above for warehousing and value added operations. CM leases a 132,000 square foot building in Tempe, AZ for use as the CM headquarters and EM and CM share leased office facilities of approximately 48,000 square feet in Diegem, Belgium as the administrative headquarters for their respective European operations. AC’s principal facilities for integration and warehousing are located in Phoenix, AZ and Nettetal, Germany, where AC has approximately 87,000 and 146,000 square feet of space, respectively. AC leases approximately 35,000 square feet of space in Phoenix, AZ for use as the AC headquarters. The Company leases a 176,000 square foot building in Phoenix, AZ for use as the EM headquarters as well as the Company’s corporate headquarters.

Item 3.     Legal Proceedings

      The Company and/or its subsidiaries are parties to various legal proceedings arising in the normal course of business. While litigation is subject to inherent uncertainties, management currently believes that the ultimate outcome of these proceedings, individually and in the aggregate, will not have a material adverse effect on the Company’s financial position, cash flow or overall results of operations. The following is a description of certain proceedings:

      The Company and the former owners of a Company-owned site in Oxford, North Carolina have entered into a Consent Decree and Court Order with the Environmental Protection Agency (the “EPA”) for the environmental clean-up of the site, the cost of which, according to the EPA’s remedial investigation and feasibility study, was estimated to be approximately $6.3 million, exclusive of the $1.5 million in past costs paid to the EPA by the potentially responsible parties (“PRPs”). Pursuant to a Consent Decree and Court order entered into between the Company and the former owners of the site, the former owners have agreed to bear at least 70% of the clean-up costs of the site, and the Company will be responsible for not more than 30% of those costs.

      Sterling Electronics Corp., (“Sterling”) a subsidiary of the Company acquired as a part of the Marshall Industries acquisition, has entered into a Settlement Agreement and Release with Westbase, Inc. Sterling once owned 92.46% of the capital stock of Phaostron, Inc. (“Phaostron”). In August 1995, Sterling sold the interest in Phaostron to Westbase, Inc. At the time of the sale, Sterling and Westbase entered into several agreements, including a promissory note, and an agreement related to environmental costs resulting from alleged contamination at a facility leased by Phaostron that is a part of the San Gabriel Valley Superfund Site. The environmental agreement provided that Sterling may be required to pay up to $800,000 for environmental costs associated with the site. A dispute arose, however, between Westbase and Sterling regarding the amount Westbase owed to Sterling pursuant to the promissory note, as well as the amount of any reimbursements Sterling owed to Westbase pursuant to the environmental agreement. Sterling commenced arbitration proceedings to resolve the dispute. As of June 30, 2002, the parties entered into the Settlement Agreement and Release resolving the dispute. Pursuant to the Settlement Agreement and Release, each party released the other from current and future claims regarding the arbitrated matters and Westbase paid a settlement amount to Sterling.

      In early May 2002, the Company and the current owner of property in Huguenot, New York were named as PRPs by the New York State Department of Environmental Conservation (“NYSDEC”) regarding an environmental clean-up site. The estimated cost of the environmental clean-up of the site, based on NYSDEC’s remedial investigation and feasibility study, is approximately $2.4 million. In its Record of Decision, NYSDEC declined to apportion liability among the Company and the current owner of the property, leaving such determination to be made in a lawsuit brought against the Company in the United States District Court for the Southern District of New York by the current owner of the property seeking contribution for the costs of the clean-up and reimbursement of certain other costs. The Company has also filed a third-party complaint against the former owners of the property seeking contribution for the costs of the environmental clean up. The apportionment of the costs to clean up this site amongst the PRPs and the former owner are not determined at this time. However, the Company does not anticipate its ultimate liability in the matter will be material to its financial position, cash flow or results of operations.

      Based on the information known to date, management believes that the Company has appropriately accrued in its financial statements for its share of the costs with respect to these environmental clean-up sites.

Item 4.     Submission of Matters to a Vote of Security Holders

      Not applicable.

Item 4A.     Directors and Executive Officers of the Company

	Year First
Name	Elected	Principal Occupation

Eleanor Baum	1994	Dean, School of Engineering, The Cooper Union, New York
J. Veronica Biggins	1997	Senior Partner, Heidrick & Struggles International, Inc.
Lawrence W. Clarkson	1998	Retired Senior Vice President, The Boeing Company
Ehud Houminer	1993	Professor and Executive-in-Residence, Columbia Business School, Columbia University
James A. Lawrence	1999	Executive Vice President and Chief Financial Officer, General Mills, Inc.
Salvatore J. Nuzzo	1982	Chairman and Chief Executive Officer, Datron, Inc.
Ray M. Robinson	2000	President, AT&T Southern Region Business Services Division
Frederic Salerno	1993	Vice Chairman and Chief Financial Officer, Verizon Communications
Gary L. Tooker	2000	Retired Chairman of the Board, Motorola, Inc.
Roy Vallee	1991	Chairman and Chief Executive Officer, Avnet, Inc.

      The current executive officers of the Company are:

Name	Age	Office

Roy Vallee	50	Chairman of the Board and Chief Executive Officer
David R. Birk	55	Senior Vice President, General Counsel and Secretary
Andrew S. Bryant	47	Senior Vice President
Edward Kamins	53	Senior Vice President
Raymond Sadowski	48	Senior Vice President, Chief Financial Officer and Assistant Secretary
Richard Hamada	44	Vice President
John F. Cole	60	Controller

      Mr. Vallee joined the Company in February 1977 and has been Chairman of the Board and Chief Executive Officer since June 1998. Prior thereto, he was Vice Chairman of the Board since November 1992, and also President and Chief Operating Officer since March 1992.

      Mr. Birk became Avnet’s Secretary in July 1997 and has been Senior Vice President of Avnet since November 1992. Mr. Birk was elected Vice President and General Counsel in September 1989.

      Mr. Bryant has been Senior Vice President of Avnet since November 1999 and has served as President of EM since January 2002. Mr. Bryant served as a Vice President of Avnet since November 1996. He previously served as President of CM since June 1999, and prior thereto served as President of Hall-Mark Computer Division since July 1998. Mr. Bryant was President of the Avnet Computer Division from September 1996 to June 1998.

      Mr. Kamins has been Senior Vice President of Avnet since November 2000 and has served as President of AC since October 1999. Mr. Kamins served as a Vice President of Avnet since November 1999. He previously served as Senior Vice President for Avnet CM since July 1996.

      Mr. Sadowski has been Senior Vice President of Avnet since November 1992 and Chief Financial Officer since February 1993.

      Mr. Hamada has been Vice President of Avnet since December 1999 and has served as President of CM since January 2002. He previously served as President of Avnet Hall-Mark, North America since May 1999. Prior thereto, Mr. Hamada served as Executive Vice President of Avnet Computer (now Avnet Enterprise Solutions) from July 1998 to May 1999 and was Senior Vice President of Sales and Marketing from July 1997 to July 1998.

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

PART II

Item 5.     Market for Registrant’s Common Equity and Related Stockholder Matters

Market price per share.*

      The Company’s common stock is listed on the New York Stock Exchange and the Pacific Exchange. Quarterly market prices (as reported for the New York Stock Exchange composite transactions) for the last two fiscal years were:

	2002		2001
Fiscal
Quarters	High	Low	High	Low

1st	$25.72	$17.55	$35.41	$25.53
2nd	26.38	17.54	30.28	17.19
3rd	29.06	22.98	28.45	19.35
4th	28.42	18.95	28.09	18.96

Record Holders

      As of September 9, 2002 there were approximately 5,650 holders of record of Avnet’s common stock.

Dividends*

      The cash dividend paid on the common stock was 7.5 cents per share during the first two quarters in fiscal 2002 and each quarter in fiscal 2001. Avnet announced on August 15, 2001 that it would look to more effectively deploy its cash to fuel future earnings growth and deliver increased shareholder value by discontinuing the payment of its cash dividend effective after its dividend payment for the second quarter of 2002, made on January 2, 2002.

*	The market price and dividends per share indicated above have been adjusted to reflect a two-for-one stock split distributed on September 28, 2000 to shareholders of record on September 18, 2000. (See Note 1 to consolidated financial statements appearing in Item 14 of this Report).

Item 6.     Selected Financial Data*

	Years Ended

	June 28,		June 29,		June 30,		July 2,		June 26,
	2002		2001		2000		1999		1998

	(Millions, except for per share and ratio data)
Income:
Sales	$8,920.2		$12,814.0		$9,915.0		$6,805.7		$6,334.6
Gross profit	1,222.8	(e)	1,865.5	(d)	1,444.8	(c)	1,048.0	(b)	1,081.1	(a)
Operating income (loss)	(3.0	)(e)	253.7	(d)	368.0	(c)	182.5	(b)	293.5	(a)
Income tax provision (benefit)	(36.4	)(e)	87.2	(d)	121.1	(c)	204.8	(b)	125.6	(a)
Earnings (loss)	(84.4	)(e)(f)	0.1	(d)	162.6	(c)	180.3	(b)	165.9	(a)
Financial Position:
Working capital	1,928.7		1,177.4		2,368.7		1,977.0		1,899.1
Total assets	4,682.0		5,864.1		5,934.4		3,563.4		3,308.6
Total debt	1,625.1		2,221.6		2,153.9		998.5		1,017.9
Shareholders’ equity	1,804.5		2,374.6		2,246.7		1,718.8		1,628.5
Per Share(g):
Basic earnings (loss)	(0.71	)(e)(f)	—	(d)	1.52	(c)	1.89	(b)	1.63	(a)
Diluted earnings (loss)	(0.71	)(e)(f)	—	(d)	1.50	(c)	1.86	(b)	1.59	(a)
Dividends	0.15		0.30		0.30		0.30		0.30
Book value	15.11		20.15		19.88		18.15		16.86
Ratios:
Operating income (loss) margin on sales	—	% (e)	2.0	%(d)	3.7	%(c)	2.7	%(b)	4.6	%(a)
Profit (loss) margin on sales	(0.9	)%(e)(f)	—	%(d)	1.6	%(c)	2.6	%(b)	2.6	%(a)
Return on equity	(4.1	)%(e)(f)	—	%(d)	8.1	%(c)	11.0	%(b)	9.5	%(a)
Return on capital	(0.2	)%(e)(f)	2.2	%(d)	6.1	%(c)	8.1	%(b)	7.7	%(a)
Quick	1.2:1		0.7:1		1.1:1		1.8:1		1.9:1
Working capital	2.5:1		1.5:1		2.2:1		3.3:1		3.9:1
Total debt to capital	47.4%		48.3%		48.9%		36.8%		38.5%

*	Income amounts are from continuing operations and net assets from discontinued operations have been classified as current assets. All amounts prior to 2002 have been restated for the acquisition of Kent, which has been accounted for using the “pooling-of-interests” method.

(a)	Includes the net negative impact of $14.9 pre-tax and $12.5 after-tax ($0.12 per share on a diluted basis) for (i) the gain on the sale of Channel Master of $33.8 pre-tax and $17.2 after-tax, (ii) costs relating to the divestiture of Avnet Industrial, the closure of the Company’s corporate headquarters in Great Neck, New York, and the anticipated loss on the sale of Company-owned real estate, amounting to $13.3 pre-tax and $8.5 after-tax, and (iii) incremental special charges associated with the reorganization of EM, amounting to $35.4 pre-tax and $21.2 after-tax.

(b)	Includes the net gain on exiting the printed catalog business recorded in the fourth quarter of 1999 offset by special charges recorded in the first quarter associated with the reorganization of EM. The net positive effect on 1999 operating income, net income and diluted earnings per share were $183.0, $64.0 and $0.64, respectively.

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

(d)	Includes the impact of incremental special charges related to the acquisition and integration of Kent, which was accounted for as a “pooling-of-interests,” and other integration, reorganization and cost cutting initiatives taken in response to business conditions. The special charges amounted to $327.5 pre-tax ($80.6 included in cost of sales and $246.9 included in operating expenses) and $236.7 after-tax, or $1.99 per share on a diluted basis for the year ($2.01 per share for the fourth quarter).

(e)	Includes the impact of incremental special charges related to the write-down of certain assets acquired in the 2001 acquisition of Kent, net of certain recoveries of previous write-downs and reserves, and other charges taken in response to business conditions, including an impairment charge to write-down certain investments in unconsolidated Internet-related businesses to their fair value and severance charges for workforce reductions announced during the fourth quarter of 2002. The net special charges amounted to $79.6 pre-tax ($21.6 included in cost of sales and $58.0 included in operating expenses) and $62.1 after-tax, or $0.52 per share on a diluted basis.

(f)	The 2002 summary financial data excludes the impact of the Company’s adoption of the Financial Accounting Standards Board’s Statement of Financial Accounting Standards No. 142 (“SFAS 142”), “Goodwill and Other Intangible Assets,” on June 30, 2001, the first day of the Company’s fiscal year 2002. SFAS 142, which requires that ratable amortization of goodwill be replaced with periodic tests for goodwill impairment, resulted in a transition impairment charge recorded by the Company of $580.5, or $4.90 per share on a diluted basis for the first quarter and the fiscal year. This charge is reflected as cumulative change in accounting principle in the consolidated statements of operations.

(g)	All per share data have been restated to reflect a two-for-one split of the Company’s common stock approved by the Board of Directors on August 31, 2000. These shares were distributed on September 28, 2000 to shareholders of record on September 18, 2000.

Item 7.     Management’s Discussion and Analysis of Financial Condition and Results of Operations

      For an understanding of the significant factors that influenced the Company’s performance during the past three fiscal years, the following discussion should be read in conjunction with the consolidated financial statements, including the related notes, and other information appearing elsewhere in this Report. The fiscal 2001 acquisition of Kent, which has been accounted for as a “pooling-of-interests” and is more fully described in Item 1 of this Report, materially impacts the nature of the reported results for the years prior to 2002 presented herein. In addition, the severe economic downturn in the technology markets in which the Company competes is also a material contributor to the financial results discussed in this “Management’s Discussion and Analysis of Financial Condition and Results of Operations” (“MD&A”).

      Since the Company’s second quarter of fiscal 2001, technology markets have been severely impacted by a global economic and industry downturn. This downturn in the technology markets is primarily a consequence of several economic and geopolitical forces: weakened financial markets following the collapse within the dot com industry and other recent significant business failures; weak global demand for IT capital equipment following on the heels of the Y2K and dot com infrastructure buildup; a severe oversupply of electronic components (specifically semiconductors — the worldwide semiconductor industry experienced its worst performance in annual revenue trends in calendar 2001, registering a 32% decline in revenues according to the Semiconductor Industry Association); and an uncertain geopolitical climate precipitated by the events of September 11, 2001. These events have impacted, to varying degrees, all facets of the technology markets in which the Company competes.

      Please note that unless otherwise specifically indicated, references herein to any particular year or quarter generally are to the Company’s fiscal year periods. The Company’s fiscal year ends on the Friday closest to June 30.

Fiscal Year Organizational Developments

      Brian Hilton, president of EM, retired from the Company effective June 28, 2002 in conjunction with the close of the fiscal year. Andrew Bryant, a 22-year Avnet employee and prior president of CM, was appointed the new global president of EM. Richard Hamada, a 20-year Avnet employee, was promoted to president of CM worldwide. Mr. Hamada was the president of CM’s largest division prior to assuming his new responsibilities. The change in responsibilities for Messrs. Bryant and Hamada took place in January 2002 in order to ensure a smooth transition prior to Mr. Hilton’s retirement.

Critical Accounting Policies

      The Company’s consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States. The preparation of these consolidated financial statements requires the Company to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenues and expenses during the reporting period. These estimates and assumptions are based upon the Company’s continuous evaluation of historical results and anticipated future events. Actual results may differ from these estimates under different assumptions or conditions.

      The Securities and Exchange Commission defines critical accounting polices as those that are, in management’s view, most important to the portrayal of the Company’s financial condition and results of operations and those that require significant judgments and estimates. The Company does not consider revenue recognition to be a critical accounting policy due to the nature of its business in which revenues are generally recognized upon the actual shipment of product. Accordingly, other than for estimates related to possible returns of products from customers, discounts or rebates, the recording of revenue does not require significant judgments or estimates. Furthermore, revenues and anticipated profits from long-term contracts, which are recorded on a percentage of completion basis, are not material to the consolidated results of operations of the Company.

      Management believes the Company’s most critical accounting policies relate to:

      Valuation of Receivables: The Company maintains an allowance for doubtful accounts for estimated losses resulting from customer defaults. Bad debt reserves are recorded based upon historic default averages as well as through the creation of reserves established for specific customers deemed marginal in their ability to pay based upon contemporaneous factors. In general, if the financial condition of a customer were to deteriorate, resulting in an impairment of that customer’s ability to make payments to the Company, additional reserves may be required.

      Valuation of Inventories: Inventories are recorded at the lower of cost (first in — first out) or estimated market value. The Company’s inventories include high-technology components, embedded systems and computing technologies sold into rapidly changing, cyclical and competitive markets whereby such inventories may be subject to early technological obsolescence.

      The Company evaluates inventories for excess, obsolescence or other factors that may render inventories unmarketable at normal margins. Write-downs are recorded so that inventories reflect the approximate net realizable value and take into account the Company’s contractual provisions with its suppliers governing price protection, stock rotation and return privileges relating to obsolescence. Because of the large number of transactions and the complexity of managing the process around price protections and stock rotations, estimates are made regarding adjustments to the carrying amount of inventories. Additionally, assumptions about future demand, market conditions and decisions to discontinue certain product lines can impact the decision to write down inventories. If assumptions about future demand change or actual market conditions are less favorable than those projected by management, additional write-downs of inventories may be required. In any case, actual amounts could be different from those estimated.

      Accounting for Income Taxes: Management judgment is required in determining the provision for income taxes, deferred tax assets and liabilities and the valuation allowance recorded against net deferred tax assets. The carrying value of the Company’s net foreign operating loss carry-forwards is dependent upon its ability to generate sufficient future taxable income in certain tax jurisdictions. In addition, the Company considers historic levels of income, expectations and risk associated with estimates of future taxable income and ongoing prudent and feasible tax planning strategies in assessing a tax valuation allowance. Should the Company determine that it is not able to realize all or part of its deferred tax assets in the future, a valuation allowance is recorded against the deferred tax assets with a corresponding charge to income in the period such determination is made.

      Special and Acquisition-Related Charges: The Company has been subject to the financial impact of integrating acquired businesses and charges related to business reorganizations. In connection with such events, management is required to make estimates about the financial impact of such matters that are inherently uncertain. Accrued liabilities and reserves are established to cover the cost of severance, facility consolidation and closure, lease termination fees, inventory adjustments based upon acquisition-related termination of supplier agreements and/or the re-evaluation of the acquired working capital assets (inventory and accounts receivable), change-in-control expenses, and write-down of other acquired assets including goodwill. Actual amounts incurred could be different from those estimated.

      Additionally, in assessing the Company’s goodwill for impairment in accordance with the Financial Accounting Standards Board’s (“FASB”) Statement of Financial Accounting Standards No. 142 (“SFAS 142”), “Goodwill and Other Intangible Assets,” the Company is required to make significant assumptions about the future cash flows and overall performance of its reporting units. Should these assumptions or the structure of the reporting units change in the future based upon market conditions or changes in business strategy, the Company may be required to record additional impairment charges to its remaining goodwill. See Note 6 to the consolidated financial statements located at Item 14 of this Report for further discussion of SFAS 142 and the Company’s transitional and annual impairment tests.

      Contingencies and Litigation: The Company is involved in various legal proceedings and other claims related to environmental, labor, product and other matters, all of which arise in the normal course of business. The Company is required to assess the likelihood of any adverse judgment or outcome to these matters, as well as the range of potential losses. A determination of the reserves required, if any, is made after careful analysis by management and internal and, if necessary, external counsel. The required reserves may change in the future due to related developments or a change in circumstances. Changes to reserves could increase or decrease earnings in the period the changes are effective.

Recently Issued Accounting Pronouncements

      In June 2001, the FASB issued Statement of Financial Accounting Standards No. 143 (“SFAS 143”), “Accounting for Asset Retirement Obligations.” SFAS No. 143 became effective for the Company beginning on June 29, 2002 (the first day of fiscal 2003) and provides new criteria for the measurement of a liability for an asset retirement obligation and the associated asset retirement cost. The adoption of SFAS 143 will not have a material effect on the Company’s consolidated financial statements.

      In August 2001, the FASB issued Statement of Financial Accounting Standards No. 144 (“SFAS 144”), “Accounting for the Impairment or Disposal of Long-Lived Assets.” SFAS No. 144 became effective for the Company beginning on June 29, 2002. SFAS No. 144 amends and supersedes SFAS No. 121 (“SFAS 121”), “Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of.” However, SFAS 144 retains the fundamental provisions of SFAS No. 121 for (a) recognition and measurement of the impairment of long-lived assets to be held and used and (b) measurement of long-lived assets to be disposed of by sale. SFAS 144 also amends and supercedes previous guidance on reporting for discontinued operations. The adoption of SFAS 144 will not have a material effect on the Company’s consolidated financial statements.

      In June 2002, the FASB issued Statement of Financial Accounting Standards No. 146 (“SFAS 146”), “Accounting for Costs Associated with Exit or Disposal Activities.” SFAS 146 supercedes former guidance addressing the financial accounting and reporting for costs associated with exit or disposal activities. SFAS 146 requires that a liability for a cost associated with an exit or disposal activity be recognized and measured when the liability is incurred (as opposed to upon the date of an entity’s commitment to a plan as provided for under previous guidance). The provisions of SFAS 146 will be effective for any exit or disposal activities that are initiated by the Company after December 31, 2002.

Acquisitions and Investments

      For an overview of the Company’s acquisitions over the past three years, see Item 1, “Business,” and see Note 2 to the consolidated financial statements appearing in Item 14 of this Report. Management currently does not anticipate making any material acquisitions in the near term.

      The acquisitions accounted for as purchases, certain of which are material to the Company, have an impact on the comparability of the Company’s period-to-period results discussed in “Results of Operations” in this MD&A. See Note 2 to the consolidated financial statements for further discussion of the impact of certain material acquisitions on the financial results of the Company.

Results from Operations

      The tables below provide a year-over-year summary of the results from operations for the Company and its operating units.

THREE-YEAR OPERATING UNIT ANALYSIS: SALES AND OPERATING INCOME (LOSS)

	Years Ended						Percent Change

	June 28,	% of	June 29,	% of	June 30,	% of	2002 to	2001 to
	2002	Total	2001	Total	2000	Total	2001	2000

	(Dollars in millions)
Sales by Operating Unit:
EM	$4,841.9	54.3%	$8,286.6	64.7%	$7,105.2	71.7%	(41.6)%	16.6%
CM	2,399.2	26.9%	2,855.6	22.3%	2,139.4	21.6%	(16.0)%	33.5%
AC	1,679.1	18.8%	1,671.8	13.0%	670.4	6.7%	0.4%	149.4%

	$8,920.2		$12,814.0		$9,915.0		(30.4)%	29.2%

Sales by Geographic Area:
Americas	$5,295.2	59.4%	$8,746.0	68.3%	$7,420.9	74.9%	(39.5)%	17.9%
EMEA	2,900.3	32.5%	3,511.6	27.4%	2,055.9	20.7%	(17.4)%	70.8%
Asia	724.7	8.1%	556.4	4.3%	438.2	4.4%	30.2%	27.0%

	$8,920.2		$12,814.0		$9,915.0		(30.4)%	29.2%

Operating Income (Loss) by Operating Unit:
EM	$22.7		$532.3		$421.7		(95.7)%	26.2%
CM	63.0		86.4		57.9		(27.1)%	49.2%
AC	42.8		63.9		20.5		(33.0)%	211.7%
Corporate	(51.9)		(101.4)		(83.1)		48.8%	(22.0)%

Operating income before special charges	76.6		581.2		417.0		(86.8)%	39.4%
Special charges	(79.6)		(327.5)		(49.0)		75.7%	(568.4)%

	$(3.0)		$253.7		$368.0		(101.2)%	(31.1)%

      The results of operations for 2002 reflected dramatically different results from the prior year across nearly every category of operational performance. Similarly, the first half of 2001 was substantially different than the second half as the significant decline in market conditions referenced previously began in the December 2000 quarter (the second quarter of fiscal 2001). The results for the first half of 2001 reflected a strong electronic component distribution industry where the Company posted both record revenues and earnings. The results for the second half of 2001 and all of 2002 were then negatively affected by an abrupt and severe downturn in the electronic components industry, compounded by a general slowdown in the global economic environment. Company results reflect these factors as, despite revenue growth and operating income growth before special items over the course of both 2000 and 2001, the Company experienced declines in revenues, gross profit margins, operating income margins, net income margins, and for the first time in over four decades, recorded a net loss from continuing operations in 2002.

      Most significantly impacted was EM, which showed significant deterioration in both sales and operating income (before special charges) in 2002 as compared with 2001 and 2000. The dramatic drop in sales in 2002 is directly related to the sharp decline in semiconductor sales on a global level. This may also be indicative of a technology industry shift in revenue mix away from the Americas, which declined year-over-year, partly toward the Asia region where Avnet’s 2002 operations were also bolstered by the acquisition of Sunrise late in 2001.

      Enterprise-wide operations were impacted by the economic downturn in a number of areas. Revenues continued to be depressed compared with prior year levels due primarily to excess inventory in the supply chain combined with widespread weak demand across the technology segments served by the Company. This impact has been compounded by pricing pressures within the supply chain, common to the industry in a down cycle, which have also kept profits at suppressed levels. The combination of these factors led to substantially reduced gross profit dollars in 2002. The rapid decline in gross profit dollars occurred at a rate greater than operating expenses could be removed from the business and, as a result, each operating group experienced significant declines in operating income in 2002 as compared with 2001. In addition, operating losses occurred within EM in the first and second quarters of 2002 and within AC during the fourth quarter of 2002.

Sales

      On a year-over-year basis, the Company completed 2002 with sales of $8.92 billion, down 30.4%, or $3.89 billion, from the record sales of $12.81 billion recorded in 2001. As discussed above, the decrease in consolidated sales was due primarily to the confluence of global and domestic economic forces that caused the severe downturn in the technology markets the Company serves. EM sales of $4.84 billion and CM sales of $2.40 billion which, combined, represented over 80% of the Company’s consolidated revenues in 2002, were down from 2001 levels by 41.6% and 16.0%, respectively. AC sales of $1.68 billion in 2002 increased marginally by 0.4% from 2001 due primarily to growth in its European operations (affected, in part, by a full year of operations of RKE Systems in 2002, acquired as part of the VEBA Group acquisition discussed in Item 1 of this Report) as well as marginally positive growth in Asia.

      Consolidated sales for 2001 of $12.81 billion were up $2.90 billion, or 29.2%, as compared with 2000. A significant portion of the increase in sales was primarily due to the robust market conditions that existed through the December 2000 timeframe, especially in the telecommunications sectors being fueled by the dot com infrastructure buildup, and the impact of acquisitions. EM sales represented 64.7% of Avnet’s consolidated sales in 2001, down from 71.7% in 2000. However, revenue dollars at EM year-over-year grew to record levels of $8.29 billion in 2001, an increase of $1.18 billion, or 16.6%, over sales of $7.11 billion in 2000. This continued increase in sales was due primarily to the impact of acquisitions (the VEBA Group of companies and the first full year of operations of Marshall and SEI) and the strengthening of business conditions in the electronics component distribution market. CM achieved a $716.2 million, or 33.5%, increase in sales from $2.14 billion in 2000 to $2.86 billion in 2001. The continued growth rate was primarily impacted by the acquisition of Savoir and by growth in sales of enterprise IT equipment and services that accompanied the dot com infrastructure buildup in larger companies in the industry that comprise a significant portion of the CM customer base. EM and CM sales for 2000 include $368 million of AC sales recorded prior to the period when AC was separated into its own operating group, making AC global sales approximately $1.038 billion on a pro forma basis for 2000.

Special Charges

      The Company recorded a number of special charges during the last three fiscal years. These charges relate primarily to three items: (1) the change in accounting principle further discussed in “Change in Accounting Principle — Goodwill” in this MD&A and in Note 6 to the consolidated financial statements appearing in Item 14 of this Report; (2) charges stemming from acquisition and integration of newly acquired businesses; and (3) the reorganization of operations in each of the three major regions of the world in which the Company operates and other non-recurring items, generally taken in response to business conditions at the time of the charge. Management believes that the Company’s future results of operations will continue to benefit from the cost savings resulting from its acquisitions and integrations of new businesses and reorganizations, and that the impact of these activities on liquidity and sources and uses of capital will not be material.

SUMMARY OF SPECIAL CHARGES

(Thousands, except per share amounts)

					After-Tax
			Pre-Tax	After-Tax	Per Diluted
Year	Quarter	Category	Charge	Charge	Share Impact

2002	Q4	Write-down of certain acquired Kent assets	$29,734	$17,974	$(0.15)
		Reorganization charges	13,712	8,289	(0.07)
		Impairment of Internet investments	36,177	35,821	(0.30)

		Total for Year	$79,623	$62,084	$(0.52)

2001	Q4	Kent acquisition and integration costs	$157,331	$130,609	$(1.10)
		Reorganization charges	127,274	80,302	(0.67)
		Impairment of Internet investments	42,880	25,781	(0.22)

		Total for Year	$327,485	$236,692	$(1.99)

2000	Q3	EBV and SEI Macro integration costs	$10,120	$6,073	$(0.05)
		JBA Computer Solutions integration costs	3,146	1,870	(0.02)
		Reorganization charges	1,557	934	(0.01)
	Q2	Marshall integration costs	18,413	10,951	(0.10)
		Reorganization charges	6,918	5,016	(0.05)
		Litigation Charges	2,699	1,606	(0.01)
	Q1	Reorganization charges	6,111	3,976	(0.04)

		Total for Year	$48,964	$30,426	$(0.28)

      See also Note 17 to the consolidated financial statements appearing in Item 14 of this Report for a detail of activity within the special charge accounts during the past three years.

      In the fourth quarter of 2002, the Company recorded a special charge representing a write-down in value of certain assets acquired in the 2001 acquisition of Kent and certain other charges taken in response to business conditions. The special charge totaled $79.6 million pre-tax ($21.6 million included in cost of sales and $58.0 million included in operating expenses) and $62.1 million after tax, or $0.52 per share on a diluted basis for the fourth quarter and the year.

      The Kent-related items resulted from the acquisition of Kent being accounted for using the “pooling-of-interests” method of accounting. Under this method, items that normally would have been reflected as adjustments to goodwill as opening balance sheet adjustments if the purchase method of accounting could have been used were instead recorded to the Company’s consolidated statement of operations. These items amounted to $29.7 million pre-tax and relate primarily to write-downs to the value of receivables considered uncollectible ($8.2 million), excess and obsolete inventory ($21.6 million) and property, plant and equipment and non-cancelable lease obligations ($15.9 million) acquired in the Kent acquisition, net of approximately $16.0 million pre-tax in cash recoveries of certain charges recorded as part of the special charges taken in the fourth quarter of 2001. The write-downs of Kent-related assets were recorded at the earliest date that management had sufficient information to evaluate the recoverability of the assets in order to conclude that a write-down was necessary to record the assets at their net realizable value.

      The remaining pre-tax special charge recorded in the fourth quarter of 2002, amounting to $49.9 million, includes an impairment charge of $36.2 million pre-tax to write-down certain of the Company’s investments in unconsolidated Internet-related businesses to their fair market value and $13.7 million pre-tax for severance charges taken for workforce reductions of approximately 850 personnel announced during the fourth quarter.

The impairments recorded to the Company’s investments are considered capital losses for tax purposes and are therefore only deductible to the extent the Company has available capital gains. As there are no capital gains to offset these losses currently or forecasted in the foreseeable future, the Company generally has not recorded a tax benefit for these losses. The timing of the impairment charge to the investments is a function of the timing with which financial and other information regarding these ventures typically becomes available to the Company. Although management evaluates these investments for potential impairment throughout the year, a charge to record any impairment is not recorded until management possesses sufficient information to reach a definitive conclusion as to the realizable value of the investments.

      Of the special charge of $79.6 million pre-tax recorded in the fourth quarter of 2002, $77.9 million did not require the use of cash and $1.7 million required the use of cash (net of the $16.0 million in recoveries discussed above), of which $8.6 million remains unexpended at June 28, 2002 related primarily to remaining payments for severance, substantially all of which is scheduled to be utilized during 2003, and for contractual lease commitments, substantially all of which are expected to be utilized by the end of 2007.

      In the fourth quarter of 2001, the Company recorded a special charge in connection with the acquisition and integration of Kent and for costs related to actions taken in response to business conditions and other restructuring activity. The charge amounted to $327.5 million pre-tax ($80.6 million included in cost of sales and $246.9 million included in operating expenses) and $236.7 million after-tax, or $2.01 per share on a diluted basis for the fourth quarter ($1.99 per share for the year). Of the total charge of $327.5 million, approximately $143.5 million required an outflow of cash, of which approximately $122.7 million had been utilized at June 28, 2002. The unutilized portion relates primarily to remaining contractual lease commitments, substantially all of which are expected to be utilized by the end of 2006. The unusually large impact on income taxes related to the special charge is due primarily to the non-deductibility of certain acquisition-related costs and the impact of tax rates in foreign jurisdictions.

      Approximately $157.3 million of the pre-tax charge resulted from the acquisition of Kent having been accounted for using the “pooling-of-interests” method as described above. These items consist of costs incurred in completing the acquisition, including significant change-in-control and other executive benefit-related payments made as a result of the acquisition ($68.3 million), professional fees for investment banking, legal and accounting services rendered to both Avnet and Kent ($12.7 million), as well as adjustments to the assets acquired and liabilities assumed ($76.3 million). The adjustments to the assets acquired and liabilities assumed include accruals for severance ($4.6 million), write-downs of receivables considered uncollectible ($8.0 million), inventory reserves related to termination of non-strategic product lines ($20.5 million), write-downs associated with the disposal of fixed assets ($25.1 million), lease terminations ($8.5 million) and other items ($9.6 million).

      The balance of the charge recorded in the fourth quarter of 2001, amounting to approximately $170.2 million, related to a number of actions taken to cope with market conditions and to strengthen Avnet’s operations. These actions included cost reductions associated with the reorganization of the Company’s businesses, the integration of the recent acquisitions, as well as important cost-cutting actions taken in response to business conditions. These special charges fall into a number of categories including severance ($28.5 million), inventory reserves related to terminations of non-strategic product lines ($9.4 million), inventory valuation adjustments for special inventory purchases to meet customer requirements which were in excess of what was anticipated to be sold or returned ($50.7 million), write-downs associated with the disposal of fixed assets ($15.2 million), lease terminations ($21.1 million), adjustments to the book value of investments in unconsolidated entities ($42.9 million) and other items ($2.4 million).

      During 2000, the Company recorded $49.0 million pre-tax ($37.2 million included in operating expenses and $11.8 million included in cost of sales), $30.4 million after-tax and $0.28 per share on a diluted basis of incremental special charges associated with (1) the integration of acquired businesses into the Company as described below ($31.7 million), (2) the reorganization of EM’s European operations ($9.2 million), consisting primarily of costs related to the centralization of warehousing operations, (3) the reorganization of EM Asian operations ($5.4 million) and (4) costs incurred in the second quarter in connection with its lawsuit against Wyle Laboratories, Inc. and certain individuals ($2.7 million). Of the $49.0 million pre-tax charge, $29.9 million required the use of cash, substantially all of which had been utilized at June 28, 2002.

      The charges in 2000 associated with the integration of acquired businesses included the integration of Marshall Industries into the Company’s North American EM and AC operations ($18.4 million), the integration of JBA Computer Solutions into CM North America ($3.2 million) and the integration of Eurotronics B.V. and the SEI Macro Group into EM EMEA ($10.1 million). The charges related to the reorganization of EM Asia are comprised of severance, inventory reserves required related to supplier terminations, real property lease terminations, employee and facility relocation costs, write-downs associated with the disposal of fixed assets, special incentive payments and other items.

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

      The Company continues to explore potential cost cutting measures including potential reorganizations of certain lines of business. Efforts in this regard may result in future special charges. Such charges will be recorded if and when management makes the necessary decisions and approvals regarding any reorganization plans and liabilities are incurred.

Operating Income (Loss)

      The following table compares consolidated gross profit margins, operating expenses as a percent of sales and operating profit margins for the three years ending June 28, 2002:

AVNET CONSOLIDATED MARGIN ANALYSIS

	Years Ended

	June 28,	June 29,	June 30,
	2002	2001	2000

Gross profit margins
— Before special charges	14.0%	15.2%	14.7%
— After special charges	13.7	14.6	14.6
Operating expense as a percent of sales
— Before special charges	13.1%	10.7%	10.5%
— After special charges	13.7	12.6	10.9
Operating profit margins
— Before special charges	0.9%	4.5%	4.2%
— After special charges	—	2.0	3.7

      Consolidated gross profit margins, before special charges, were 14.0% in 2002 as compared with 15.2% and 14.7% in 2001 and 2000, respectively. The decline in gross profit margin in 2002 from the prior year illustrated the difficult market environment and pressure on average selling prices across the operating groups. The downward trend also included the effect of business mix: increased sales of computer products (including microprocessors, DRAMS, disk drives, etc.) that generally have lower gross profit margins than other products in the Company’s product lines. The strong gross profit margin performance during 2001 was due in part to a mix of business that included a lower percentage of sales during that year to large customers who are typically granted better pricing due to their significant sales volume. This effect partially offset the impact of pricing pressures on gross profit margins during 2002 as the Company made the strategic decision to reduce its exposure to larger tier-one OEM customers whose return on working capital fails to meet Company performance requirements.

      Operating expenses, before special charges, as a percentage of sales increased substantially to 13.1% during 2002 due to the dramatic decline in revenues discussed earlier. Operating expenses in the fourth quarter of 2002 reflected an annualized reduction of over $300 million as compared with operating expenses in the December 2000 quarter. This annualized reduction includes a pro forma adjustment to the actual reported expenses in the second quarter of 2001 to account for the impact of the operations of the VEBA Group of companies which were acquired partway through that quarter. However, the revenue declines during that period occurred at an unprecedented rate and faster than management could reasonably remove expense from the business. Operating expenses before special charges, as a percentage of sales, were fairly consistent at 10.7% and 10.5% during 2001 and 2000, respectively. The Company’s operating expenses before special charges, as a percentage of sales, for the entire 2000 year reached a record low of 10.5% due in part to the Company’s highly successful integration of Marshall Industries into its EM Americas operations. The impact of the synergy benefits was more evident in the first and second quarters of 2001 and the fourth quarter of 2000 as operating expenses as a percentage of sales fell to a record low of 9.7% in those quarters.

      Operating income, before special charges, declined to $76.6 million in 2002, or 0.9% of sales, from 2001 levels of $581.2 million, or 4.5% of sales. This represented a percentage decline of 86.8% year over year. Operating profit margins before special charges in 2002 deteriorated substantially from 2001 and 2000 levels. However, management believes that the combination of cost savings derived from synergies realized from the Company’s recent acquisitions as well as restructured operations and additional operating expense reductions over the past year, have situated the Company with considerable operating leverage when market conditions improve. Management believes that its current operations are well poised for a market upturn, and any material improvement in revenues brought about by more favorable economic and industry conditions should generate operating income growth at a faster rate than both revenue and gross profit dollar growth.

      Each of the Company’s operating groups experienced deep year-over-year declines in operating income. EM’s 2002 operating income, excluding special charges, was $22.7 million, down 95.7% from 2001 levels of $532.3 million. CM and AC also experienced declines in operating income, excluding special charges, from $86.4 million and $63.9 million in 2001, respectively, to 2002 levels of $63.0 million and $42.8 million, respectively. Including special charges and the results of operations of corporate, the Company recorded an operating loss of $3.0 million. This compares to consolidated operating income, including special charges, of $253.7 million and $368.0 million in 2001 and 2000, respectively.

      Management’s actions to improve gross profit margins as well as implement careful expense reductions through the year have created increased operating leverage in the business model. As a result, excluding special items, the Company experienced three consecutive quarterly improvements in operating profit margins through the end of 2002. From a low of 0.16% in the first quarter, operating profit margins improved by 106 basis points to finish at 1.22% in the fourth quarter. The table below outlines quarterly operating profit (loss) margin performance for the Company and its operating groups:

QUARTERLY OPERATING PROFIT (LOSS) MARGIN ANALYSIS

BY OPERATING UNIT

	Q4-02	Q3-02	Q2-02	Q1-02	Q4-01
	(Jun-02)	(Mar-02)	(Dec-01)	(Sep-01)	(Jun-01)	Total 2002

BEFORE SPECIAL CHARGES
Avnet, Inc.	1.22%	1.04%	1.01%	0.16%	1.96%	0.86%
EM	1.49	0.94	(0.15)	(0.40)	2.67	0.47
CM	3.32	1.83	3.27	1.89	2.37	2.62
AC	(0.61)	3.03	3.51	3.70	4.65	2.55
AFTER SPECIAL CHARGES
Avnet, Inc.	(2.49)%	1.04%	1.01%	0.16%	(10.94)%	(0.03)%
EM	0.43	0.94	(0.15)	(0.40)	(3.57)	0.20
CM	(2.17)	1.83	3.27	1.89	(0.38)	1.32
AC	(0.94)	3.03	3.51	3.70	3.28	2.48

Interest Expense

      Interest expense was $124.6 million in 2002 as compared with $191.9 million in 2001, declining by 35.1%. The decrease was due primarily to the reduction of debt as a result of cash generated by reductions in working capital and, to a lesser extent, as a result of lower interest rates on the Company’s variable rate debt. The Company has reduced its total debt by approximately $1.5 billion since the end of December 2000.

      Interest expense for the fourth quarter of 2002 of $26.5 million was down 42.9% in comparison to the $46.3 million of interest expense in the fourth quarter of 2001. The decrease in interest expense in the fourth quarter reflected the fifth consecutive quarterly reduction, due principally to the significant reductions of debt discussed above.

      Interest expense was $94.8 million in 2000. The significant increase in interest expense from 2000 to 2001 was due primarily to increased borrowings to fund the Company’s acquisitions and the additional working capital requirements to support the growth in business the Company was experiencing in the first half of 2001. This included approximately $893.7 million and $1.35 billion, respectively, for working capital and acquisitions, net of cash received from dispositions of businesses, during 2000 and 2001. Interest expense in 2001 compared to 2000 was also impacted by increased interest rates as a result of the Federal Reserve’s actions to increase short-term rates and the Company’s decision to issue, in February 2000, $360.0 million of 7 7/8% Notes due 2005.

See “Liquidity and Capital Resources” for further discussion of the Company’s capital structure.

Net Income (Loss) from Continuing Operations

      As a result of the factors described in the preceding sections of this MD&A related to the current year results, the consolidated loss from continuing operations before special charges in 2002 was $22.4 million, or $0.19 per diluted share. Including special items and the cumulative effect of change in accounting principle discussed previously, the Company reported a loss of $664.9 million, or $5.61 per share on a diluted basis. In 2001, the Company reported net income from continuing operations, before special charges, of $236.8 million, or $1.99 per diluted share. Including special items and income from discontinued operations, the Company reported net income of $15.4 million, or $0.13 per diluted share in 2001.

      In 2000, the Company reported income from continuing operations before special charges of $193.0 million, or $1.78 per diluted share, as compared with income from continuing operations of $236.8 million, or $1.99 per diluted share, in 2001. Including the special charges referred to previously and income from discontinued operations, the Company reported net income of $163.4 million, or $1.51 per diluted share, in 2000 as compared to net income of $15.4 million, or $0.13 per diluted share, in 2001.

Change in Accounting Principle — Goodwill

      In June 2001, the FASB issued Statement of Financial Accounting Standards No. 142 (“SFAS 142”), “Goodwill and Other Intangible Assets,” which establishes financial accounting and reporting for acquired goodwill and other intangible assets. SFAS 142 requires that ratable amortization of goodwill be replaced with periodic tests for goodwill impairment and that intangible assets with finite lives be amortized over their useful lives. The Company elected early adoption of the provisions of SFAS 142 effective June 30, 2001, the first day of the Company’s fiscal year 2002.

      Therefore, the amortization of goodwill was suspended effective on that date. Under the required transitional provisions of SFAS 142, the Company identified and evaluated its reporting units for impairment as of June 30, 2001 using a two-step process. The Company engaged an outside valuation consultant to assist in this process. The first step was to ascertain whether there was an indication that any of the Company’s goodwill was impaired. This was accomplished by identifying the Company’s reporting units pursuant to the guidelines set out in SFAS 142 and then determining the carrying value of each of those reporting units by assigning the Company’s assets and liabilities, including existing goodwill, to each of those reporting units as of June 30, 2001. For the purpose of this process, the reporting unit structure was defined as each of the three regional businesses (Americas, EMEA and Asia) for each of the Company’s operating groups. The fair value of each reporting unit was determined by using a combination of present value and multiple of earnings valuation techniques. Such fair value was then compared to the carrying value of each reporting unit. As a result of completing the first step of the process, it was determined that there was an impairment of goodwill related to the Company’s EM and CM operations in both EMEA and Asia. The Company identified no impairment of goodwill in the Americas region. In the second step of the process, the implied fair value of the affected reporting unit’s goodwill was compared to its carrying value. This was done in order to determine the amount of impairment; that is, the amount by which the carrying amount exceeded the fair value. As a result of the valuation process, the Company recorded an impairment charge of $580.5 million, which was recorded as a cumulative effect of a change in accounting principle in the first quarter of 2002. As reflected in the accompanying consolidated statement of cash flows for 2002, the charge resulting from the cumulative effect of change in accounting principle did not impact cash flow.

      The magnitude of the impairment charge was significantly impacted by the timing of the effective date of when the fair value analysis was performed and the designation of the reporting unit structure. Since the Company adopted SFAS 142 on June 30, 2001, the fair value analysis was required to be completed as of that date. Due to the difficult business and economic conditions at that date, which severely impacted the market sectors in which the Company operates, and the uncertainty as to when such conditions would materially improve, the fair value of the Company’s businesses was significantly less than it might have been at other times. In other words, in a cyclical business, the timing of a valuation such as this may be an important factor in the outcome of the valuation exercise. The reporting units with the most significant impairment of goodwill are in Europe where the Company has not yet generated an acceptable level of profits and cash flows. In addition, the defined reporting unit structure has resulted in an impairment of goodwill which includes goodwill related to certain recent acquisitions that otherwise might not have been impaired.

LIQUIDITY AND CAPITAL RESOURCES

Cash Flow

      The table below highlights cash flow activity in 2002 and provides comparisons with the prior two years. Cash flow generated from operating activities in 2002 increased substantially over 2001, generated primarily by working capital reductions that are common in Avnet’s business during down cycles. Changes in working capital balances generated $824.8 million in cash inflows in 2002. Consequently, cash flows from operations totaled $976.3 million during the most recent year.

      Cash flow from financing activities has declined over the past three years, decreasing by $1.26 billion from 2001 to 2002 alone, as the cash proceeds from operations were used primarily to pay down debt. Included in this decline was the repayment of $150 million under the accounts receivable securitization program (see Note 3 to the consolidated financial statements in Item 14 of this Report). Cash outflows for investing activities have declined over the past two years, most significantly during 2002, indicative of the fact that no material capital expenditures or acquisitions of operations have been undertaken during the current market downturn. This lower level of investing activity is expected to continue in 2003.

COMPARISON OF

CONSOLIDATED STATEMENTS OF CASHFLOWS

	Years Ended

	June 28,	June 29,	June 30,
	2002	2001	2000

	(Thousands)
Cash Flow Provided from (Used for):
Operating Activities	$976,305	$186,200	$(494,382)
Net Change in Working Capital	824,794	(150,086)	(743,642)
Financing Activities	(809,368)	452,626	1,065,269
Investing Activities	(117,841)	(760,837)	(810,490)
Net Effects on Cash from:
Exchange Rates	12,859	(7,468)	(995)
Discontinued Operations	—	(25,073)	(11,082)

      Over the past three years, cash generated from continuing operations before depreciation, amortization, deferred taxes and other non-cash items (including provisions for doubtful accounts and non-cash portions of special charges recorded during those years) totaled $737.0 million. During that period, $68.9 million was used for working capital (excluding cash and cash equivalents), resulting in net cash flow from operations of $668.1 million. In addition, $305.2 million, net, was needed for other normal business operations including purchases of property, plant and equipment ($301.7 million) and payment of dividends ($72.1 million), offset in part by net cash generated from other items ($68.6 million). This resulted in $362.9 million, net, being generated by normal business operations. During the same three year period, the Company also used $1.424 billion, net, for acquisitions of operations in excess of cash acquired and cash received from dispositions ($1.388 billion) and net cash used for discontinued operations ($36.2 million). This overall use of cash of $1.061 billion was financed by a net increase in debt ($516.4 million), net proceeds from the asset securitization program ($200.0 million) and utilization of available cash ($344.3 million).

      In 2002, cash flow from operating activities totaled $976.3 million. During this period, $151.5 million was generated from continuing operations before depreciation, amortization, deferred taxes and other non-cash items (principally provisions for doubtful accounts and the non-cash portion of special charges) and $824.8 million was generated by reductions in working capital (excluding cash and cash equivalents). In addition, the Company used $73.2 million for normal business operations including dividend payments ($26.5 million), purchases of property plant and equipment ($83.8 million), offset in part by net cash generated from other items ($37.1 million). Combined, the Company generated $903.1 million in net cash and cash equivalents from normal business operations. The Company also used $34.1 million for acquisitions of operations and investments during 2002. The combined net cash proceeds discussed above of $869.0 million along with $394.3 million of cash generated from new long-term debt financing were used to repay $150.0 million under the accounts receivable securitization program and to, net, repay debt balances of $1.051 billion. Finally, cash and cash equivalents increased by $62.0 million for the year.

      In 2001, the Company generated $336.3 million from income from continuing operations before depreciation, amortization, deferred taxes, cash payments related to the acquisition of Kent (included in cash used for acquisitions in the consolidated statement of cash flows) and other non-cash items (including the non-cash portion of special charges). This was offset by $150.1 million of cash used for working capital

(excluding cash and cash equivalents), resulting in $186.2 million of net cash flows provided from operations. In addition, the Company used $149.4 million for other normal business operations including purchases of property, plant and equipment ($125.4 million) and dividends ($27.4 million), offset by cash generated from other items ($3.4 million). This resulted in $36.8 million being generated from normal business operations. The Company also used $660.5 million for acquisitions, net of cash received from dispositions and the net cash used for discontinued operations. This overall use of cash of $623.7 million was financed by a $119.2 million net increase in debt, $350.0 million of proceeds from the asset securitization program and the utilization of $154.5 million of available cash.

      In 2000, the Company generated $249.3 million from income from continuing operations before depreciation, amortization, deferred taxes and other non-cash items (including the non-cash portion of special charges), and used $743.7 million for working capital (excluding cash and cash equivalents), resulting in $494.4 million of net cash flows being used for operating activities. In addition, the Company used $82.5 million for other normal business operations including purchases of property, plant and equipment ($92.5 million) and dividends ($18.2 million), offset by cash generated from other items ($28.2 million). This resulted in $576.9 million being used for normal business operations. The Company also used $729.1 million for acquisitions and the net cash used for discontinued operations. This overall use of cash of $1.306 billion was financed by a $1.054 billion net increase in debt and the utilization of $251.7 million of available cash.

Capital Structure

      The Company uses a variety of financing arrangements, both short-term and long-term, to fund its operations. The Company uses diversified sources of funding so that it does not become overly dependent on one source and in efforts to achieve lower cost of funding through these different alternatives. These financing arrangements include public bonds, short-term and long-term bank loans, commercial paper and an accounts receivable securitization program. For a detailed description of the Company’s external financing arrangements outstanding at June 28, 2002, please refer to Note 7 in the notes to the consolidated financial statements appearing in Item 14 of this Report.

      The table below highlights the capital structure for the past two years:

CAPITAL STRUCTURE

(Dollars in thousands)

	2002	2001	% Change

Short-Term Debt	$59,309	$1,302,129	(95.45)%
Long-Term Debt	1,565,836	919,493	70.29%
Shareholders’ Equity	1,804,510	2,374,590	(24.01)%

Total Capital	$3,429,655	$4,596,212	(25.38)%

     Financing Transactions

      In November 2001, the Company issued $400.0 million of 8.0% Notes due November 15, 2006 (the “8% Notes”). The net proceeds received by the Company from the sale of the 8% Notes were approximately $394.3 million after deduction of the underwriting discounts and other expenses associated with the sale. The net proceeds from the 8% Notes have been used to repay commercial paper and other short-term indebtedness. The 8% Notes are hedged with two interest rate swaps as discussed in Note 7 to the consolidated financial statements appearing in Item 14 of this Report and in Item 7A. The hedges effectively convert the 8% Notes from a fixed rate to a floating rate based upon U.S. LIBOR plus a spread. The Company accounts for the hedges using the shortcut method as defined under the FASB’s Statement of Financial Accounting Standards No. 133 (“SFAS 133”), “Accounting for Derivative Instruments and Hedging Activities,” as amended by Statement of Financial Accounting Standards No. 138, “Accounting for Certain Derivative and Hedging Activities.” Under this method, the hedges were perfectly effective during the year and at year-end.

Therefore, the market value adjustments for the hedged 8% Notes and for the hedges directly offset one another in interest expense.

      In October 2001, the Company entered into agreements providing $1.0 billion in financing with a syndicate of banks led by Bank of America in order to replace the then existing $1.25 billion 364-day credit facility and the $700 million five-year credit facility. This new bank financing is divided into three separate credit facilities: a multi-year facility, a 364-day facility and a term loan facility. The multi-year facility is a three-year revolving, multi-currency facility that matures on October 25, 2004 and provides up to $428.75 million in financing. The 364-day facility is a revolving, multi-currency facility that matures on October 23, 2002 and provides up to $488.75 million in financing. The term loan facility, which matured on November 16, 2001, was a U.S. dollar facility that provided up to $82.5 million in financing. The Company may select from various interest rate options and maturities under these facilities, although the Company intends to use a significant amount as a back-up for its commercial paper program pursuant to which the Company is authorized to issue short-term notes for current operational business requirements.

      In October 2001, Avnet Financial Services CVA, a wholly owned subsidiary incorporated in Belgium, entered into an agreement with a Belgian bank which provides for the issuance of up to Euro 100 million in Treasury Notes. The Treasury Note program is a multi-currency program pursuant to which short-term notes may be issued with maturities from seven days to one year with either fixed or floating rates of interest. This program is intended to partially finance the working capital requirements of the Company’s European operations.

      In June 2001, the Company entered into a five-year $350 million accounts receivable securitization program with a financial institution whereby it sells, on a revolving basis, an undivided interest in a pool of its trade accounts receivable. Under the program, the Company sells receivables in securitization transactions and retains a subordinated interest and servicing rights to those receivables. The availability for financing under the securitization program is dependent on the level of the Company’s trade receivables from month to month. At June 28, 2002 and June 29, 2001, the Company had sold $200 million and $350 million, respectively, of receivables under the program, which is reflected as a reduction of receivables in the accompanying consolidated balance sheets. The cash received from the sale of receivables was used primarily to pay down outstanding borrowings. Accordingly, the amount of debt reflected on the accompanying consolidated balance sheets has been reduced by the $200 million and $350 million, respectively, at June 28, 2002 and June 29, 2001. The purpose of this program is to provide the Company with an additional source of liquidity at interest rates more favorable than it could receive through other forms of financing. The program agreement was amended in February 2002 to include participation by a second financial institution.

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

      In addition to its primary financing arrangements, the Company has several small lines of credit in various locations to fund the short-term working capital, foreign exchange, overdraft and letter of credit needs of its wholly owned subsidiaries in Europe and Asia. These facilities are generally guaranteed by Avnet. The

Company also has available to it certain vendor financing programs for its payables, creating additional flexibility for short-term financing needs.

     Covenants and Conditions

      The multi-year and 364-day credit agreements described above contain certain covenants with various limitations on total debt, capital expenditures and investments and require that net worth, interest coverage and other ratios be maintained at specific levels. Similarly, the receivable securitization program contains certain covenants relating to the quality of the receivables sold under the program. If these conditions are not met, the Company may not be able to borrow any additional funds under these facilities and the lenders generally have the right to accelerate any amounts outstanding. Circumstances that could affect the Company’s ability to meet the required financial covenants and conditions in its various financing arrangements include the duration and depth of the current economic downturn and the impact on profitability, perceived financial strength or weakness by credit rating agencies and various other economic, market and industry factors. The Company was in compliance with all covenants for these facilities at June 28, 2002.

      The Company is also required to maintain minimum senior unsecured credit ratings in order to continue using the receivable securitization program in its present form. If the Company’s credit rating is reduced below Baa3 and BBB- by Moody’s Investors Services, Inc. and Standard and Poor’s, respectively, the Company may be in default under the securitization program. The Company is in compliance with these minimum unsecured credit ratings currently and as of June 28, 2002. However, in the event of a continued economic downturn or a weaker than expected recovery, the Company’s prospects of a lowered credit rating on its senior unsecured debt would become more likely. Both the syndicated bank facility and the securitization program contain certain standard cross-default provisions, meaning that if there is a default under one facility, such as a covenant breach or a credit ratings trigger, that default can also trigger a default under the other facility. In the case of any default, the Company would either have to negotiate with the lenders to modify the facility or pay off all amounts outstanding, terminate the facility and, if necessary, seek alternative financing.

      Under its current financing arrangements the Company has an aggregate of approximately $907.8 million in additional borrowing capacity at June 28, 2002. Approximately $488.7 million of that capacity expires in October 2002 under its current 364-day facility and it is management’s intention to terminate this facility by its expiration date. Management believes its current borrowing capacity, even after termination of the 364-day facility, and its ability to generate cash from normal operations are sufficient to meet its projected working capital requirements.

     Shareholders’ Equity

      Shareholders’ equity at June 28, 2002 was $1.805 billion as compared to $2.375 billion the prior year, down 24.0%. This decline was in large part due to the impact on retained earnings of the Company’s net loss, including all special charges and the cumulative effect of change in accounting principle related to goodwill impairment discussed previously.

Liquidity

      The following table highlights the Company’s liquidity and related ratios for the past two years:

COMPARATIVE ANALYSIS — LIQUIDITY

(Dollars in millions)

			Percentage
	Years Ended		Change

	June 28, 2002	June 29, 2001	2002 to 2001

Current Assets	$3,205.5	$3,747.5	(14.5%)
Quick Assets	1,533.2	1,726.8	(11.2%)
Current Liabilities	1,276.8	2,570.0	(50.3%)
Working Capital	1,928.7	1,177.4	63.8%
Total Debt	1,625.1	2,221.6	(26.8%)
Total Capital	3,429.7	4,596.2	(25.4%)
Quick Ratio	1.2:1	0.7:1
Working Capital Ratio	2.5:1	1.5:1
Debt to Total Capital	47.4%	48.3%

      The Company’s quick assets at June 28, 2002 totaled $1.533 billion as compared with $1.727 billion at June 29, 2001. This decrease in quick assets of 11.2% was due primarily to the utilization of cash available throughout the year to partially pay down outstanding debt and due to the reduction of receivables outstanding resulting from the decrease in sales, the impact of the Company’s accounts receivable securitization program as described previously and the Company’s efforts to manage working capital. Quick assets exceeded the Company’s current liabilities by $256.4 million as compared with a deficit of $843.2 million at the end of 2001. Working capital at June 28, 2002 was $1.929 billion as compared with $1.177 billion at the end of 2001. At June 28, 2002, to support each dollar of current liabilities, the Company had $1.20 of quick assets and $1.31 of other current assets as compared with $0.67 of quick assets and $0.79 of other current assets at the end of 2001. The improvement in these ratios year-over-year is directly related to the liquidation of debt by the Company throughout 2002. Additionally, at the end of 2001, the Company had classified as current a total of $796.8 million of debt related to both the Kent 4.5% Convertible Notes due 2004, substantially all of which were “put” back to the Company in 2002, and amounts outstanding under a long-term bank facility the Company was in the process of renegotiating at the end of 2001.

      On August 15, 2001, the Company announced that it would look to more effectively deploy its cash to fuel future earnings growth and deliver increased shareholder value by discontinuing the payment of its cash dividend effective after its dividend payment made on January 2, 2002.

      Currently, the Company does not have any material commitments for capital expenditures.

Long-Term Contractual Obligations

      The Company has the following contractual obligations outstanding as of June 28, 2002 (in millions):

		Due in Less	Due in	Due in	Due After
	Total	than 1 Year	1-3 Years	4-5 Years	5 Years

Long-term debt, including amounts due within one year	$1,618.1	$59.3	$1,154.0	$400.8	$4.0
Operating leases	220.7	51.0	75.5	43.2	51.0

	$1,838.8	$110.3	$1,229.5	$444.0	$55.0

      As discussed in “Capital Structure,” the Company has two interest rate swaps outstanding on one of its fixed rate debt instruments which have yielded, in accordance with SFAS 133, as amended, a fair value adjustment of $7.0 million to the Company’s long-term debt included in the consolidated balance sheet at June 28, 2002.

Item 7A.	Quantitative and Qualitative Disclosures About Market Risk

      The Company seeks to reduce earnings and cash flow volatility associated with changes in interest rates and foreign currency exchange rates by entering into financial arrangements intended to provide a hedge against a portion of the risks associated with such volatility. The Company continues to have exposure to such risks to the extent they are not hedged.

      The Company has used interest rate swaps that convert certain fixed rate debt to variable rate debt, effectively hedging the change in fair value of the fixed rate debt resulting from fluctuations in interest rates. At June 28, 2002, the Company has two interest rate swaps outstanding under which the Company pays a variable interest rate and receives a fixed interest rate. The following table sets forth the scheduled maturities and the total fair value of the Company’s debt outstanding at June 28, 2002 (dollars in millions):

							Total at
						There-	June 28,	Fair Value at
	2003	2004	2005	2006	2007	after	2002	June 28, 2002

Liabilities:
Fixed rate debt	$5	$551	$361	$1	$400	$4	$1,322	$1,344
Average interest rate							7.7%
Floating rate debt	$54	$—	$242	$—	$—	$—	$296	$296
Average interest rate							4.1%
Interest Rate Swaps:
Fixed to variable	$—	$—	$—	$—	$400	$—	$400
Average pay rate							LIBOR+2.9%
Average receive rate							8.0%

      Many of the Company’s subsidiaries, on occasion, purchase and sell products in currencies other than their functional currencies. This subjects the Company to the risks associated with the fluctuations of foreign currency exchange rates. The Company reduces this risk by utilizing natural hedging (offsetting receivables and payables) as well as by creating offsetting positions through the use of derivative financial instruments, primarily forward foreign exchange contracts with maturities of less than sixty days. The Company adjusts all foreign denominated balances and any outstanding foreign exchange contracts to fair market value through the consolidated statements of operations. Therefore, the market risk related to foreign exchange contracts is offset by changes in valuation of the underlying items being hedged. The asset or liability representing the fair value of foreign exchange contracts is classified in the captions “other current assets” or “accrued expenses and other,” as applicable, in the accompanying consolidated balance sheets. A hypothetical 10% change in currency exchange rates under the remaining contracts would result in an increase or decrease of approximately $16.2 million to the fair value of the forward foreign exchange contracts at June 28, 2002, which would generally be offset by an opposite effect on the related hedged positions.

Item 8.	Financial Statements and Supplementary Data

      The financial statements and supplementary data are listed under Item 14 of this Report.

Item 9.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosures

      As previously reported in the Company’s Current Report on Form 8-K filed on April 23, 2002, on April 17, 2002 the Company dismissed its independent auditor, Arthur Andersen LLP (“Arthur Andersen”) and appointed KPMG LLP (“KPMG”) as its new independent auditor, effective immediately. These actions were approved by the Company’s Board of Directors upon the recommendation of its Audit Committee. KPMG audited the consolidated financial statements of the Company for the fiscal year ending June 28, 2002.

      During the two most recent fiscal years ended June 29, 2001 and June 30, 2000, and the subsequent interim periods through the date of Arthur Andersen’s dismissal, there was no disagreement between the Company and Arthur Andersen, as defined in Item 304 of Regulation S-K, on any matter of accounting principles or practices, financial statement disclosure, or auditing scope or procedure, which disagreement, if not resolved to Arthur Andersen’s satisfaction, would have caused Arthur Andersen to make reference to the subject matter of such disagreement in connection with its reports, and there occurred no reportable events as defined in Item 304(a)(1)(v) of Regulation S-K.

      The audit reports of Arthur Andersen on the consolidated financial statements of Avnet for the fiscal years ended June 29, 2001 and June 30, 2000 did not contain an adverse opinion or disclaimer of opinion, nor were they qualified or modified as to uncertainty, audit scope or accounting principles. During the two most recent fiscal years of Avnet ended June 28, 2002 and June 29, 2001, through the date of Arthur Andersen’s dismissal, neither the Company nor anyone on its behalf consulted with KPMG regarding any of the matters or events set forth in Item 304(a)(2)(i) and (ii) of Regulation S-K.

      Avnet provided Arthur Andersen with a copy of the foregoing statements. Attached as Exhibit 16 to this Form 10-K is a copy of Andersen’s letter stating its agreement with such statements.

PART III

Item 10.	Directors and Executive Officers

      The information called for by Item 10 (except to the extent set forth in Item 4A) is incorporated in this Report by reference to the Company’s definitive proxy statement relating to the Annual Meeting of Stockholders anticipated to be held on November 7, 2002.

Item 11.	Executive Compensation

      The information called for by Item 11 is incorporated in this Report by reference to the Company’s definitive proxy statement relating to the Annual Meeting of Stockholders anticipated to be held on November 7, 2002.

Item 12.	Security Ownership of Certain Beneficial Owners and Management

      The information called for by Item 12 (except for the Equity Compensation Plan Information set forth below) is incorporated in this Report by reference to the Company’s definitive proxy statement relating to the Annual Meeting of Stockholders anticipated to be held on November 7, 2002.

Equity Compensation Plan Information

Number of securities
remaining available for
future issuance under
	Number of securities to	Weighted-average	equity compensation
	be issued upon exercise	exercise price of	plans (excluding
	of outstanding options,	outstanding options,	securities reflected in
Plan category	warrants and rights	warrants and rights	column(a))

	(a)	(b)	(c)
Equity compensation plans approved by security holders(3)	9,336,218 (1)	$22.53	3,432,709 (2)
Equity compensation plans not approved by security holders	—	—	—
Total	9,336,218	$22.53	3,432,709

(1)	Includes 9,186,916 outstanding options and 149,302 incentive shares awarded but not yet delivered.

(2)	Includes 2,501,575 options available for grant, 157,890 incentive shares not yet awarded and 773,244 shares authorized for the Employee Stock Purchase Plan but not yet allocated.

(3)	Options assumed through acquisitions accounted for as purchases are excluded from (1) above. The outstanding balance of acquired options was 368,782 (column (a)) with a related weighted average exercise price of $38.05 (column (b)).

      The Company has one equity compensation plan that has not been approved by shareholders — the Outside Director Stock Bonus Plan. Under this Plan, non-employee directors are awarded shares equal to $20,000 of Avnet Common Stock upon their re-election each year, as part of their director compensation package. Shares are issued in January of each year and the number of shares is calculated by dividing $20,000 by the closing price of Avnet Common Stock on the first business day of January. There is no established reserve of shares for issuance under the Plan and therefore no shares are reflected in column (c) in the table above. Aggregate shares issued under the Plan totaled 7,092, 9,840, and 5,400 for fiscal 2002, 2001 and 2000, respectively.

Item 13.	Certain Relationships and Related Transactions

      The information called for by Item 13 is incorporated in this Report by reference to the Company’s definitive proxy statement relating to the Annual Meeting of Stockholders anticipated to be held on November 7, 2002.

PART IV

Item 14.	Exhibits, Financial Statement Schedules and Reports on Form 8-K

      a.     The following documents are filed as part of this Report:

		Page

1.	Consolidated Financial Statements:
	Independent Auditors’ Reports	41
	Avnet, Inc. and Subsidiaries Consolidated Financial Statements:
	Consolidated Balance Sheets at June 28, 2002 and June 29, 2001	44
	Consolidated Statements of Operations for the years ended June 28, 2002, June 29, 2001 and June 30, 2000	45
	Consolidated Statements of Shareholders’ Equity for the years ended June 28, 2002, June 29, 2001 and June 30, 2000	46
	Consolidated Statements of Cash Flows for the years ended June 28, 2002, June 29, 2001 and June 30, 2000	47
	Notes to Consolidated Financial Statements	48
2.	Financial Statement Schedules:
	Schedule II (Valuation and Qualifying Accounts) for the years ended June 28, 2002, June 29, 2001 and June 30, 2000	74
	Schedules other than that above have been omitted because they are not applicable or the required information is shown in the financial statements or notes thereto.
3.	Exhibits — The exhibit index for this Report can be found on pages 75 to 78.

      b.     Reports on Form 8-K

      During the fourth quarter of 2002, the Company filed the following Current Reports on Form 8-K: (1) Current Report on Form 8-K bearing cover date of April 18, 2002 in which the Company reported under Item 9 that it issued a press release announcing its third quarter 2002 earnings conference call; (2) Current Report on Form 8-K bearing cover date of April 23, 2002 in which the Company reported under Item 4 that it had dismissed Arthur Andersen LLP and appointed KPMG LLP as its auditor; (3) Current Report on Form 8-K bearing cover date of April 24, 2002 in which the Company reported under Item 5 that it issued a press release announcing third quarter 2002 earnings; (4) Current Report on Form 8-K bearing cover date of May 8, 2002 in which the Company reported under Item 5 that it issued a press release announcing the speech of Roy Vallee, Avnet’s Chairman and CEO, at the JP Morgan 30th Annual H&Q Technology Conference; (5) Current Report on Form 8-K bearing cover date of May 13, 2002 in which the Company reported under Item 5 that it issued a press release announcing the speech of Roy Vallee at the Merrill Lynch 23rd Annual EMS, Connector & Passsive Components Conference; and (6) Current Report on Form 8-K bearing cover date of June 14, 2002 in which the Company reported under Item 5 that it issued a press release announcing the speech of Roy Vallee at the Thomas Weisel “Growth Forum 4.0.”

SIGNATURES

      Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

AVNET, INC.
(Registrant)

By:	/s/ ROY VALLEE

Roy Vallee,
Chairman of the Board, Chief Executive
Officer and Director

Date: September 26, 2002

      Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the Registrant and in the capacities indicated on September 26, 2002.

Signature	Title

/s/ ROY VALLEE Roy Vallee	Chairman of the Board, Chief Executive Officer and Director
/s/ ELEANOR BAUM Eleanor Baum	Director
/s/ J. VERONICA BIGGINS J. Veronica Biggins	Director
/s/ LAWRENCE W. CLARKSON Lawrence W. Clarkson	Director
/s/ EHUD HOUMINER Ehud Houminer	Director
/s/ JAMES A. LAWRENCE James A. Lawrence	Director
/s/ SALVATORE J. NUZZO Salvatore J. Nuzzo	Director
/s/ RAY M. ROBINSON Ray M. Robinson	Director
/s/ FREDERIC SALERNO Frederic Salerno	Director

Signature	Title

/s/ GARY L. TOOKER Gary L. Tooker	Director

/s/ RAYMOND SADOWSKI Raymond Sadowski	Senior Vice President, Chief Financial Officer and Assistant Secretary
/s/ JOHN F. COLE John F. Cole	Controller and Principal Accounting Officer

CERTIFICATION OF CHIEF EXECUTIVE OFFICER

I, Roy Vallee, Chief Executive Officer of Avnet, Inc., certify that:

1.	I have reviewed this annual report on Form 10-K of Avnet, Inc.;

2.	Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary in order to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report; and

3.	Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report.

Date: September 26, 2002

/s/ ROY VALLEE

Roy Vallee
Chief Executive Officer

CERTIFICATION OF CHIEF FINANCIAL OFFICER

I, Raymond Sadowski, Chief Financial Officer of Avnet, Inc., certify that:

1.	I have reviewed this annual report on Form 10-K of Avnet, Inc.;

2.	Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary in order to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report; and

3.	Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report.

Date: September 26, 2002

/s/ RAYMOND SADOWSKI

Raymond Sadowski
Chief Financial Officer

INDEPENDENT AUDITORS’ REPORT

The Board of Directors

Avnet, Inc.

      We have audited the accompanying consolidated balance sheet of Avnet, Inc. and subsidiaries as of June 28, 2002, and the related consolidated statements of operations, shareholders’ equity and cash flows for the year then ended. In connection with our audit of the consolidated financial statements, we have also audited the financial statement schedule for the year ended June 28, 2002 listed in the accompanying index. These consolidated financial statements and financial statement schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements and financial statement schedule based on our audit. The consolidated financial statements and financial statement schedule of Avnet, Inc. and subsidiaries as of June 29, 2001 and June 30, 2000 and for each of the years in the two-year period then ended were audited by other auditors who have ceased operations. Those auditors expressed an unqualified opinion on those consolidated financial statements and financial statement schedule in their report dated August 14, 2001 based upon their audits and upon the report of other auditors.

      We conducted our audit in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

      In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Avnet, Inc. and subsidiaries as of June 28, 2002, and the results of their operations and their cash flows for the year then ended in conformity with accounting principles generally accepted in the United States of America. Also, in our opinion, the related financial statement schedule for the year ended June 28, 2002, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

      As discussed in Note 6 to the consolidated financial statements, the Company changed its method of accounting for goodwill and other intangible assets during its fiscal year ended June 28, 2002.

/s/ KPMG LLP

Phoenix, Arizona

August 7, 2002

THE REPORT PRESENTED BELOW IS A COPY OF THE INDEPENDENT AUDITORS’ REPORT OF ARTHUR ANDERSEN LLP, THE FORMER AUDITOR FOR AVNET, INC., ISSUED ON AUGUST 14, 2001. ARTHUR ANDERSEN LLP HAS BEEN UNABLE TO ISSUE AN UPDATED REPORT. ADDITIONALLY, THE OPINION PRESENTED BELOW COVERS THE BALANCE SHEET AS OF JUNE 30, 2000 AND THE STATEMENTS OF OPERATIONS, SHAREHOLDERS’ EQUITY AND CASH FLOWS FOR THE YEAR ENDED JULY 2, 1999, WHICH STATEMENTS ARE NOT INCLUDED IN THIS REPORT ON FORM 10-K.

REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS

To Avnet, Inc.

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

/s/ ARTHUR ANDERSEN LLP

Phoenix, Arizona

August 14, 2001

REPORT OF INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS

Board of Directors and Stockholders

Kent Electronics Corporation

      We have audited the consolidated balance sheet of Kent Electronics Corporation and Subsidiaries as of March 31, 2001, and the related consolidated statements of earnings, cash flows and stockholders’ equity for each of the two years in the period ended March 31, 2001. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

      We conducted our audits in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

      In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Kent Electronics Corporation and Subsidiaries as of March 31, 2001 and the consolidated results of their operations and their cash flows for each of the two years in the period ended March 31, 2001, in conformity with accounting principles generally accepted in the United States of America.

/s/ GRANT THORNTON LLP

Houston, Texas

May 8, 2001

AVNET, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

	June 28,	June 29,
	2002	2001

	(Thousands, except
	share amounts)
Assets:
Current assets:
Cash and cash equivalents	$159,234	$97,279
Receivables, less allowances of $99,073 and $65,204, respectively (Note 3)	1,374,017	1,629,566
Inventories	1,417,305	1,917,044
Other	254,976	103,600

Total current assets	3,205,532	3,747,489
Property, plant and equipment, net (Note 5)	349,924	417,159
Goodwill (Note 6)	844,597	1,404,863
Other assets	281,901	294,637

Total assets	$4,681,954	$5,864,148

Liabilities:
Current liabilities:
Borrowings due within one year (Note 7)	$59,309	$1,302,129
Accounts payable	891,234	853,196
Accrued expenses and other (Note 8)	326,293	414,740

Total current liabilities	1,276,836	2,570,065
Long-term debt, less due within one year (Note 7)	1,565,836	919,493
Other long-term liabilities (Note 10)	34,772	—

Total liabilities	2,877,444	3,489,558

Commitments and contingencies (Notes 11 and 13)
Shareholders’ equity (Notes 1 and 12):
Common stock $1.00 par; authorized 300,000,000 shares; issued 119,431,000 shares and 117,840,000 shares, respectively	119,431	117,840
Additional paid-in capital	569,437	542,733
Retained earnings	1,088,008	1,770,645
Cumulative other comprehensive income (loss) (Note 4)	27,812	(56,297)
Treasury stock at cost, 7,422 shares and 12,711 shares, respectively	(178)	(331)

Total shareholders’ equity	1,804,510	2,374,590

Total liabilities and shareholders’ equity	$4,681,954	$5,864,148

See notes to consolidated financial statements

AVNET, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

	Years Ended

	June 28,	June 29,	June 30,
	2002	2001	2000

	(Thousands, except per share amounts)
Sales	$8,920,248	$12,814,010	$9,915,042
Cost of sales (Note 17)	7,697,434	10,948,484	8,470,257

Gross profit	1,222,814	1,865,526	1,444,785
Selling, general and administrative expenses (Note 17)	1,225,799	1,611,874	1,076,793

Operating income (loss)	(2,985)	253,652	367,992
Other income, net	6,755	25,495	10,452
Interest expense	(124,583)	(191,895)	(94,798)

Income (loss) from continuing operations before income taxes	(120,813)	87,252	283,646
Income tax provision (benefit) (Note 9)	(36,377)	87,155	121,082

Income (loss) from continuing operations	(84,436)	97	162,564
Income from discontinued operations, net of income taxes of $0, $1,611 and $100, respectively (Note 2)	—	2,416	828
Gain on disposal of discontinued operations, net of income taxes of $0, $8,611 and $0, respectively (Note 2)	—	12,889	—

Income (loss) before cumulative effect of change in accounting principle	(84,436)	15,402	163,392
Cumulative effect of change in accounting principle (Note 6)	(580,495)	—	—

Net income (loss)	$(664,931)	$15,402	$163,392

Earnings (loss) per share from continuing operations (Note 14):
Basic	$(0.71)	$—	$1.52

Diluted	$(0.71)	$—	$1.50

Earnings (loss) per share before cumulative effect of change in accounting principle (Notes 6 and 14):
Basic	$(0.71)	$0.13	$1.53

Diluted	$(0.71)	$0.13	$1.51

Net earnings (loss) per share (Notes 6 and 14):
Basic	$(5.61)	$0.13	$1.53

Diluted	$(5.61)	$0.13	$1.51

Shares used to compute earnings (loss) per share (Note 14):
Basic	118,561	117,263	106,627

Diluted	118,561	118,815	108,257

See notes to consolidated financial statements

AVNET, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY

Years Ended June 28, 2002, June 29, 2001 and June 30, 2000

		Additional		Cumulative Other		Total
		Paid-in	Retained	Comprehensive	Treasury	Shareholders’
	Common Stock	Capital	Earnings	Income (Loss)	Stock	Equity

			(Thousands, except per share amounts)
Balance, July 2, 1999	$56,580	$603,853	$1,637,439	$(46,041)	$(533,054)	$1,718,777
Net income	—	—	163,392	—	—	163,392
Translation adjustments (Note 4)	—	—	—	(8,541)	—	(8,541)
Valuation adjustments, net of tax of $1,562 (Note 4)	—	—	—	2,293	—	2,293

Comprehensive income (Note 4)						157,144

Dividends, $0.30 per share	—	—	(24,806)	—	—	(24,806)
Acquisitions of operations	—	(117,256)	—	—	469,133	351,877
Two-for-one stock split (Note 1)	57,542	(57,542)	—	—	—	—
Other, net, principally stock option and incentive programs	1,278	41,305	—	—	1,128	43,711

Balance, June 30, 2000	115,400	470,360	1,776,025	(52,289)	(62,793)	2,246,703
Net income	—	—	15,402	—	—	15,402
Translation adjustments (Note 4)	—	—	—	(1,715)	—	(1,715)
Valuation adjustments, net of tax of $1,562 (Note 4)	—	—	—	(2,293)	—	(2,293)

Comprehensive income (Note 4)						11,394

Dividends, $0.30 per share	—	—	(29,601)	—	—	(29,601)
Acquisitions of operations	1,361	47,449	—	—	62,255	111,065
Kent’s net income for the quarter ended June 30, 2000 (Note 2)	—	—	8,819	—	—	8,819
Other, net, principally stock option and incentive programs	1,079	24,924	—	—	207	26,210

Balance, June 29, 2001	117,840	542,733	1,770,645	(56,297)	(331)	2,374,590
Net loss	—	—	(664,931)	—	—	(664,931)
Translation adjustments (Note 4)	—	—	—	101,159	—	101,159
Minimum pension liability adjustment, net of tax of $11,155 (Note 4)	—	—	—	(17,050)	—	(17,050)

Comprehensive loss (Note 4)						(580,822)

Dividends, $0.15 per share (Note 8)	—	—	(17,706)	—	—	(17,706)
Other, net, principally stock option and incentive programs	1,591	26,704	—	—	153	28,448

Balance, June 28, 2002	$119,431	$569,437	$1,088,008	$27,812	$(178)	$1,804,510

See notes to consolidated financial statements

AVNET, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Years Ended

	June 28,	June 29,	June 30,
	2002	2001	2000

	(Thousands)
Cash flows from operating activities:
Net income (loss)	$(664,931)	$15,402	$163,392
Income from discontinued operations, net of income taxes	—	(2,416)	(828)
Gain on disposal of discontinued operations, net of income taxes	—	(12,889)	—
Cumulative effect of change in accounting principle (Note 6)	580,495	—	—

Net income (loss) from continuing operations	(84,436)	97	162,564
Non-cash and other reconciling items:
Depreciation and amortization	103,879	119,398	83,516
Deferred taxes (Note 9)	10,828	(79,659)	(40,159)
Other, net (Note 15)	121,240	296,450	43,339

	151,511	336,286	249,260
Changes in (net of effects from businesses acquisitions and dispositions):
Receivables	433,863	315,669	(453,330)
Inventories	552,621	248,978	(535,844)
Payables, accruals and other, net	(161,690)	(714,733)	245,532

Net cash flows provided from (used for) operating activities	976,305	186,200	(494,382)

Cash flows from financing activities:
Sales (repayments) under accounts receivable securitization program (Note 3)	(150,000)	350,000	—
Issuance of notes in public offerings, net	394,328	572,389	358,326
(Repayment) issuance of commercial paper and bank debt, net	(1,046,893)	(427,227)	696,104
Payment of other debt, net	(4,482)	(25,983)	(138)
Cash dividends	(26,546)	(27,387)	(18,180)
Other, net	24,225	10,834	29,157

Net cash flows (used for) provided from financing activities	(809,368)	452,626	1,065,269

Cash flows from investing activities:
Purchases of property, plant and equipment	(83,750)	(125,421)	(92,488)
Acquisitions of operations, net (Notes 2 and 17)	(31,547)	(858,851)	(675,030)
Investments in non-consolidated entities, net	(2,544)	(2,955)	(42,972)
Proceeds from sale of discontinued operations	—	226,390	—

Net cash flows used for investing activities	(117,841)	(760,837)	(810,490)

Effect of exchange rate changes on cash and cash equivalents	12,859	(7,468)	(995)
Net decrease in cash from discontinued operations	—	(25,073)	(11,082)

Cash and cash equivalents:
—(decrease) increase	61,955	(154,552)	(251,680)
—at beginning of year	97,279	268,244	519,924
—net change during Kent’s quarter ending June 30, 2000 (Note 2)	—	(16,413)	—

—at end of year	$159,234	$97,279	$268,244

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

      Inventories — Inventories, comprised principally of finished goods, are stated at cost (first-in, first-out) or market, whichever is lower.

      Investments — Investments in joint ventures and entities in which the Company has an ownership interest greater than 50% and exercises control over the venture are consolidated in the accompanying consolidated financial statements. Minority interests in the years presented, which amounts are not material, are included in the caption “accrued expenses and other” on the accompanying consolidated balance sheets. The Company invests from time to time in ventures in which the Company’s ownership interest is less than 20% and over which the Company does not exercise significant influence. Such investments are accounted for under the cost method. The fair values for investments not traded on a quoted exchange are estimated based upon the performance of the ventures historically, the ventures’ forecasted financial performance and management’s evaluation of the ventures’ viability and business models. To the extent the book value of an investment exceeds its assessed fair value, the Company will record an appropriate impairment charge (see Note 17). Thus, the carrying value of the Company’s investments approximates fair value.

      Depreciation and amortization — Depreciation and amortization is generally provided for by the straight-line method over the estimated useful lives of the assets. The estimated useful lives for depreciation and amortization are typically as follows: buildings — 30 years; machinery, fixtures and equipment — 2-10 years; and leasehold improvements — over the applicable remaining lease term or useful life if shorter. Internal use software costs are expensed or capitalized depending upon the stage of the project, in accordance with the AICPA’s Statement of Position 98-1, “Accounting for the Costs of Computer Software Developed or Obtained for Internal Use.” Amortization of internal use software costs commences upon the project’s completion and extends over the estimated useful life, typically ranging from 5-7 years.

      Long-lived assets — Long-lived assets are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of the assets may not be recoverable. The Company continually evaluates the carrying value and the remaining economic useful life of all long-lived assets and will adjust the carrying value and the related depreciation and amortization period if and when appropriate.

      Goodwill — Goodwill represents the excess of the purchase price over the fair value of net assets acquired. Except for an immaterial amount of goodwill applicable to purchases made before October 31, 1970, goodwill was amortized on a straight-line basis over 40 years through June 29, 2001. The Company has adopted the Financial Accounting Standards Board’s (“FASB”) Statement of Financial Accounting Standards No. 141 (“SFAS 141”), “Business Combinations,” which requires that all business combinations initiated after June 30, 2001 be accounted for under the purchase method and that certain identifiable intangible assets be recognized as assets apart from goodwill. The Company has no other material identifiable intangible assets besides goodwill. The Company also elected to early adopt the provisions of the FASB’s Statement of Financial Accounting Standards No. 142 (“SFAS 142”), “Goodwill and Other Intangible Assets,” effective June 30, 2001, the first day of the Company’s fiscal year 2002. SFAS 142 requires that ratable amortization of goodwill be replaced with periodic tests for goodwill impairment (see Note 6).

AVNET, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

      Foreign currency translation — The assets and liabilities of foreign operations are translated into U.S. dollars at the exchange rates in effect at the balance sheet date, with the related translation gains and losses reported as a separate component of shareholders’ equity and comprehensive income. Results of operations are translated using the average exchange rates prevailing throughout the period.

      Income taxes — The Company follows the asset and liability method of accounting for income taxes. Deferred tax assets and liabilities are recognized for the estimated future tax impact of differences between the financial statement carrying amounts of assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are measured using enacted tax rates in effect for the year in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in earnings in the period in which the new rate is enacted.

      No provision for U.S. income taxes has been made for approximately $206,900,000 of cumulative unremitted earnings of foreign subsidiaries at June 28, 2002 because those earnings are expected to be permanently reinvested outside the U.S.

      Self-insurance — The Company is primarily self-insured for workers’ compensation, and general, product and automobile liability costs; however, the Company also has a stop-loss insurance policy in place to limit the Company’s exposure to individual and aggregate claims made. Liabilities for these programs are estimated based upon outstanding claims and claims estimated to have been incurred but not yet reported based upon historical loss experience. These estimates are subject to variability due to changes in trends of losses for outstanding claims and incurred but not recorded claims, including external factors such as future inflation rates, benefit level changes and claim settlement patterns.

      Stock split — On August 31, 2000, the Board of Directors of the Company declared a two-for-one stock split to be effected in the form of a stock dividend. The additional common stock was distributed on September 28, 2000 to shareholders of record on September 18, 2000. All references in this report to the number of shares, per share amounts and market prices of the Company’s common stock have been restated to reflect the stock split and the resulting increased number of shares outstanding.

      Revenue recognition — Revenue from product sales is generally recognized upon shipment to customers. Revenues and anticipated profits under long-term contracts are recorded on the percentage of completion basis, under which a portion of the total contract price is accrued based on the ratio of costs incurred to estimated costs at completion. Revenues from maintenance contracts are recognized ratably over the life of the contracts, ranging from one to three years. Revenues are recorded net of discounts, rebates and estimated returns.

      Shipping and handling fees and costs — The Company recognizes amounts billed to a customer in a sale transaction related to shipping and handling as revenue. The costs incurred by the Company for shipping and handling are classified as cost of sales.

      Comprehensive income (loss) — Comprehensive income (loss) represents net income (loss) for the year adjusted for changes in shareholders’ equity from non-shareholder sources. Cumulative comprehensive income (loss) items consist of currency translation, valuation adjustments for marketable securities, net of tax, and the impact of the Company’s additional minimum pension liability, net of tax.

      Concentration of credit risk — Financial instruments that potentially subject the Company to a concentration of credit risk principally consist of cash and cash equivalents and trade accounts receivable. The Company invests its excess cash primarily in overnight Eurodollar time deposits and institutional money market funds with quality financial institutions. The Company sells electronic components and computer products primarily to original equipment manufacturers, including military contractors and the military, throughout the world. To reduce credit risk, management performs ongoing credit evaluations of its customers’ financial condition and, in some instances, has obtained insurance coverage to reduce such risk. The Company

AVNET, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

maintains reserves for potential credit losses, but has not experienced any material losses related to individual customers or groups of customers in any particular industry or geographic area.

      Fair value of financial instruments — The carrying amounts of the Company’s financial instruments, including cash and cash equivalents, receivables and accounts payable approximate their fair values at June 28, 2002 due to the short-term nature of these instruments. See Note 7 for further discussion of the fair value of the Company’s fixed rate long-term debt instruments and see Investments for further discussion of the fair value of the Company’s investments in unconsolidated entities.

      Accounts receivable securitization — The Company has an accounts receivable securitization program whereby the Company sells receivables in securitization transactions and retains a subordinated interest and servicing rights to those receivables. The Company accounts for the program under the FASB’s Statement of Financial Accounting Standards No. 140 (“SFAS 140”), “Accounting for Transfers and Servicing of Financial Assets and Extinguishment of Liabilities.” The gain or loss on sales of receivables is determined at the date of transfer based upon the relative fair value of the assets sold and the interests retained. The Company estimates fair value based on the present value of future expected cash flows using management’s best estimates of the key assumptions, including collection period and discount rates. See Note 3 for further discussion.

      Derivative financial instruments — Effective July 1, 2000, the Company adopted the FASB’s Statement of Financial Accounting Standards No. 133 (“SFAS 133”), “Accounting for Derivative Instruments and Hedging Activities,” as amended by Statement of Financial Accounting Standards No. 138, “Accounting for Certain Derivative Instruments and Hedging Activities.” SFAS 133, as amended, establishes accounting and reporting standards requiring that every derivative instrument, including certain derivative instruments embedded in other contracts, be recorded in the balance sheet as either an asset or liability measured at its fair value. SFAS 133, as amended, requires that changes in the derivative’s fair value be recognized currently in earnings unless specific hedge accounting criteria are met. Special accounting for qualifying hedges allows a derivative’s gains and losses to offset related results on the hedged item in the statement of operations to the extent effective, thus resulting in no net effect in the statement of operations. To achieve such accounting treatment, the Company must formally document, designate and assess the effectiveness of transactions that receive hedge accounting. The adoption of SFAS 133, as amended, did not have a material effect on the Company’s consolidated financial statements.

      Many of the Company’s subsidiaries, on occasion, purchase and sell products in currencies other than their functional currencies. This subjects the Company to the risks associated with the fluctuations of foreign currency exchange rates. The Company reduces this risk by utilizing natural hedging (offsetting receivables and payables) as well as by creating offsetting positions through the use of derivative financial instruments, primarily forward foreign exchange contracts with maturities of less than sixty days. The Company adjusts all foreign denominated balances and any outstanding foreign exchange contracts to fair market value through the consolidated statements of operations. Therefore, the market risk related to the foreign exchange contracts is offset by the changes in valuation of the underlying items being hedged. The asset or liability representing the fair value of foreign exchange contracts is classified in the captions “other current assets” or “accrued expenses and other,” as applicable, in the accompanying consolidated balance sheets.

      The Company has also entered into hedge transactions that convert certain fixed rate debt to variable rate debt, effectively hedging the change in fair value of the fixed rate debt resulting from fluctuations in interest rates. Those fair value hedges and the hedged debt are adjusted to current market values through interest expense (see Note 7).

      The Company does not hedge its investment in its foreign operations nor its floating interest rate exposures. The Company does not enter into derivative financial instruments for trading or speculative purposes and monitors the financial stability and credit standing of its counter parties.

AVNET, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

      Fiscal year — The Company operates on a “52/53 week” fiscal year, which ends on the Friday closest to June 30th. Fiscal years 2002, 2001 and 2000 all contained 52 weeks. Unless otherwise noted, all references to the “year 2002” or any other “year” shall mean the Company’s fiscal year.

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

      Reclassifications — Certain reclassifications have been made to the prior years’ notes to consolidated financial statements to conform to the current year presentation.

      New accounting standards — In June 2001, the FASB issued Statement of Financial Accounting Standards No. 143 (“SFAS 143”), “Accounting for Asset Retirement Obligations.” SFAS 143 addresses the financial accounting and reporting for obligations associated with the retirement of tangible long-lived assets and the associated asset retirement costs. The Company adopted the provisions of SFAS 143 on June 29, 2002, the first day of the Company’s fiscal 2003, as required. The adoption of SFAS 143 will not have a material effect on the Company’s consolidated financial statements.

      In August 2001, the FASB issued Statement of Financial Accounting Standards No. 144 (“SFAS 144”), “Accounting for the Impairment or Disposal of Long-Lived Assets.” SFAS 144 addresses the financial accounting and reporting for the impairment of long-lived assets and for long-lived assets to be disposed of. SFAS 144 also amends and supercedes previous guidance on reporting for discontinued operations. The Company adopted SFAS 144 on June 29, 2002 as required. The adoption of SFAS 144 will not have a material effect on the Company’s consolidated financial statements.

      In June 2002, the FASB issued Statement of Financial Accounting Standards No. 146 (“SFAS 146”), “Accounting for Costs Associated with Exit or Disposal Activities.” SFAS 146 addresses financial accounting and reporting for costs associated with exit or disposal activities and supercedes the former guidance of Emerging Issues Task Force Issue No. 94-3 (“EITF 94-3”), “Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring).” SFAS 146 requires that a liability for a cost associated with an exit or disposal activity be recognized and measured when the liability is incurred (as opposed to upon the date of an entity’s commitment to a plan as provided for under EITF 94-3). The provisions of SFAS 146 will be effective for any exit or disposal activities that are initiated by the Company after December 31, 2002.

2.	Acquisitions and dispositions:

      During the last three fiscal years, the Company has completed sixteen acquisitions — six in North America, six in Europe, three in the Asia/ Pacific region and one in the Middle East. One of the acquisitions was completed in 2002, five of the acquisitions were completed in 2001 and ten were completed during 2000. All acquisitions, except for the acquisition of Kent discussed below and in Note 1, have been accounted for as purchases.

      The Company completed the acquisition of Gamma Optronik AB in March 2002. In addition, during 2002 the Company acquired the remaining 20% interest in Kopp Electronics Limited. The acquisitions completed in 2001 consisted of Kent, Sunrise Technology Ltd., RDT Technologies Ltd., certain European operations of the VEBA Electronics Group (consisting of EBV, WBC, Atlas Logistics and RKE Systems, collectively, the “VEBA Group”) and Savoir Technology Group, Inc. The acquisitions completed in 2000 consisted of Marshall Industries, Integrand Solutions, Eurotronics B.V., the SEI Macro Group, PCD Italia S.r.l. and Matica S.p.A. (counted as a single acquisition), Cosco Electronics/ Jung Kwang, the remaining 60% of SEI Nordstar S.p.A and Orange Coast Data Comm, Inc., Orange Coast Cabling, Inc. and Go Telecomm,

AVNET, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Inc. (collectively known as the “Orange Coast Companies” and counted as a single acquisition), Advacom, Inc. and Sabre-Data, Inc. (the Orange Coast Companies, Advacom and Sabre-Data were acquired by Kent prior to its acquisition by Avnet).

      The acquisition of Gamma Optronik AB, as well as certain contingent purchase price payments associated with businesses acquired in prior fiscal years (principally, Sunrise Technology Ltd., RDT Technologies Ltd., PCD Italia S.r.l. and Matica S.p.A. and Savoir Technology Group, Inc.) and the acquisition of the remaining 20% interest in Kopp Electronics Limited, required a total investment of $31,547,000 (net of $1,462,000 of cash on the books of the acquired company), all of which was paid in cash. Gamma Optronik AB had sales totaling approximately $7,534,000 during its fiscal year immediately preceding its acquisition. The historical results of operations of the acquired company would not have had a material effect on the Company’s consolidated results of operations and therefore no unaudited pro forma results are presented herein.

      The purchase price for the acquisition of Gamma Optronik AB, accounted for as a purchase, has been allocated, on a preliminary basis, to the assets acquired and liabilities assumed based upon estimated fair values as of the acquisition date and are subject to adjustment when additional information concerning asset and liability valuations are finalized.

      Excluding the acquisition of Kent (which was accounted for as a “pooling-of-interests”), the acquisitions completed during 2001 required a total investment of $866,268,000 (net of $74,423,000 of cash on the books of the companies acquired), of which $779,788,000 was paid in cash (excluding $32,200,000 to pay off pre-existing debt), $111,065,000 was paid in Avnet stock and $714,000 was paid in Avnet stock options (net of related tax benefits of $454,000), less a receivable of $25,299,000 for income tax credits related to the acquisition of the VEBA Group. In addition, the Company paid $79,063,000 of Kent acquisition-related costs, consisting primarily of change-in-control and other executive benefit-related payments and professional fees for investment banking, legal and accounting services rendered to both Avnet and Kent. In the aggregate, the operations acquired during 2001, excluding Kent, had sales totaling approximately $2,887,000,000 during the fiscal year of each such operation immediately preceding its acquisition. The historical results of operations of the companies other than Kent that were acquired during 2001 would not have had a material effect on the Company’s results of operations and therefore no unaudited pro forma results are presented herein. The Company also sold certain small non-core operations during 2001, the impact of which was not material.

      Subsequent to 2002, the Company and the seller of the VEBA Group resolved certain remaining purchase price contingencies related to this acquisition, resulting in a refund to Avnet of a portion of the amount paid at closing totaling approximately $6,486,000. This refunded purchase price will be recorded in the Company’s 2003 consolidated statement of operations.

      As discussed in Note 1, the accompanying consolidated financial statements and notes have been restated to reflect the acquisition of Kent, which was accounted for as a “pooling-of-interests.” Each share of Kent common stock was converted into 0.87 shares of Avnet common stock. A total of approximately 25.3 million Avnet common shares were issued for the outstanding stock of Kent and an additional 1.7 million shares have been reserved for issuance upon the exercise of outstanding warrants and stock options assumed in the transaction.

      Kent’s results of operations for the period from July 1, 2000 to June 8, 2001 and for its fiscal year ended April 1, 2000 have been combined with Avnet’s results of operations for the years ended June 29, 2001 and June 30, 2000, respectively. In addition, Kent’s balance sheet as of April 1, 2000 has been combined with Avnet’s balance sheet as of June 30, 2000. Therefore, an adjustment was made to retained earnings to include $8,819,000 of net income for Kent for the three months ended June 30, 2000 as these earnings were not included in any of the statements of operations otherwise presented. For the same three months, Kent’s sales of $223,313,000 and Kent’s cash flows (used for) provided from operating, financing and investing activities of

AVNET, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

($26,644,000), $1,443,000 and $8,788,000, respectively, have been excluded from the consolidated statements of operations and cash flows, respectively. The restated financial information includes certain reclassifications to conform Kent’s financial statement presentation to that of Avnet. Intercompany transactions between the combined companies are not material in any of the periods presented. The combination of the two entities in this document for periods prior to the acquisition did not give effect to any synergies that the Company has realized from the combined operations since completing the acquisition.

      The following table is a reconciliation of the results of operations of the previously separate Avnet and Kent companies to reported combined results of operations for the most recent interim period preceding the acquisition, as well as the year ended June 30, 2000:

	Avnet Before	Kent Before	Avnet As
	Pooling	Pooling	Restated

	(Thousands)
Nine months ended March 30, 2001
Sales	$9,557,204	$719,051	$10,276,255
Income from continuing operations	205,596	25,536	231,132
Net income	205,596	45,952	251,548
Year ended June 30, 2000
Sales	9,172,205	742,837	9,915,042
Income from continuing operations	145,141	17,423	162,564
Net income	145,141	18,251	163,392

      The acquisitions completed during 2000 required a total investment of $1,039,506,000 (net of $1,570,000 of cash on the books of the companies acquired), of which $675,030,000 was paid in cash, $351,877,000 in Avnet stock, $11,745,000 in Avnet stock options ($6,985,000 net of related tax benefits) and amounts payable at June 30, 2000 of $854,000. In the aggregate, the operations acquired during 2000 had sales totaling approximately $2,852,000,000 during the fiscal year of each such operation immediately preceding its acquisition.

      The following unaudited pro forma results reflect the acquisition of Marshall Industries (which occurred during 2000) as if it occurred on July 3, 1999, the first day of the Company’s 2000 fiscal year and does not purport to present what actual results would have been had the acquisition, in fact, occurred at that date or to project results for any future period:

Year Ended
June 30, 2000

(Thousands, except
per share amounts)
Sales	$10,477,752
Income from continuing operations before income taxes	296,688
Income from continuing operations	169,610
Net income	170,438
Diluted earnings per share from continuing operations	1.51
Diluted net earnings per share	1.52

      The unaudited pro forma results shown above include the special charges referred to in Note 17. In addition, the unaudited pro forma results shown above exclude any benefits that resulted from the acquisition due to synergies that were derived from the elimination of any duplicated costs. The historical results of operations of other companies acquired during 2000 would not have had a material effect on the Company’s results of operations in that year and therefore no unaudited pro forma results are presented herein.

AVNET, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

     Disposition of discontinued operations:

      On October 10, 2000, the Company sold K*TEC Electronics Corporation (“K*TEC”), its contract manufacturing operation, for $237,200,000, consisting of $175,000,000 in cash, a $50,000,000 senior secured note which was redeemed on January 26, 2001 and a $12,200,000 unsecured note which was settled during 2002. A gain on the sale of K*TEC of approximately $21,500,000 pre-tax, $12,889,000 after-tax, or $0.11 per diluted share, was recorded in 2001. The net assets and operations of K*TEC are reflected as discontinued operations in the accompanying consolidated financial statements. Corporate and shared general and administrative costs of the Company were not allocated to discontinued operations. The net assets and results of operations of K*TEC were not material in the years presented and therefore the condensed financial information of the discontinued operations has not been presented herein.

3.     Accounts receivable securitization:

      In June 2001, the Company entered into a five-year accounts receivable securitization program (the “Program”) with a financial institution. The Program agreement was amended in February 2002 to include participation by a second financial institution. The Program allows the Company to sell, on a revolving basis, an undivided interest in up to $350,000,000 in eligible U.S. receivables while retaining a subordinated interest in a portion of the receivables. The eligible receivables are sold without legal recourse to third party conduits through a wholly owned bankruptcy-remote special purpose entity that is consolidated for financial reporting purposes. The Company continues servicing the sold receivables and charges the third party conduits a monthly servicing fee at market rates; accordingly, no servicing asset or liability has been recorded. Cash received from the Program has been used primarily to pay down outstanding external financing.

      The Program qualifies for sale treatment under SFAS 140. As of June 28, 2002 and June 29, 2001, the outstanding balance of securitized accounts receivable held by the third party conduits totaled $324,570,000 and $513,138,000, respectively, of which the Company’s subordinated retained interest was $124,570,000 and $163,138,000, respectively. Accordingly, $200,000,000 and $350,000,000 of accounts receivable balances, net of applicable allowances, were removed from the consolidated balance sheets at June 28, 2002 and June 29, 2001, respectively, with those funds being used to reduce outstanding debt. Expenses associated with the Program totaled $10,130,000 and $3,896,000 in the years ended June 28, 2002 and June 29, 2001, respectively. In 2002, $8,511,000 of these expenses related primarily to the loss on sale of receivables and discount on retained interests, net of the related servicing revenues, are recorded in interest expense in the accompanying consolidated statement of operations with the remainder, representing program and facility fees and professional fees associated with the Program, recorded to selling, general and administrative expenses. The entire 2001 charge is included in selling, general and administrative expenses.

      The Company measures the fair value of its retained interests at the time of a securitization and throughout the term of the Program using a present value model incorporating two key assumptions: (1) a weighted average life of 45 days and (2) a discount rate of 6.75% per annum. At June 28, 2002, a 10 and 20 percent adverse change in the assumed weighted average life or the assumed discount rate would not have a material impact on the Company’s financial position or results of operations.

AVNET, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

4.     Comprehensive income (loss):

      The following table illustrates the cumulative balances of comprehensive income (loss) items at June 28, 2002, June 29, 2001 and June 30, 2000:

	June 28,	June 29,	June 30,
	2002	2001	2000

	(Thousands)
Cumulative translation adjustments	$44,862	$(56,297)	$(54,582)
Cumulative valuation adjustments, net	—	—	2,293
Cumulative minimum pension liability adjustments, net	(17,050)	—	—

Total	$27,812	$(56,297)	$(52,289)

      During 2001, the Company sold substantially all of its marketable securities. Therefore, the previously recorded valuation adjustment was classified to the consolidated statement of operations as part of the realized gains and losses recorded during the year ended June 29, 2001.

5.     Property, plant and equipment, net:

      Property, plant and equipment are recorded at cost and consist of the following:

	June 28,	June 29,
	2002	2001

	(Thousands)
Land	$8,882	$11,580
Buildings	75,481	70,514
Machinery, fixtures and equipment	592,526	633,295
Leasehold improvements	35,328	29,245

	712,217	744,634
Less — accumulated depreciation and amortization	362,293	327,475

	$349,924	$417,159

      Depreciation and amortization expense related to property, plant and equipment was $93,121,000, $74,342,000 and $59,809,000 in 2002, 2001 and 2000, respectively.

AVNET, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

6.     Goodwill and impairment:

      The amortization of goodwill was suspended effective on June 30, 2001, the date the Company early adopted the provisions of SFAS 142. The following table presents the pro forma financial results for 2001 and 2000, respectively, on a basis consistent with the new accounting principle applied in 2002:

	Years Ended

	June 28,	June 29,	June 30,
	2002	2001	2000

	(Thousands, except per share data)
Income (loss) from continuing operations	$(84,436)	$97	$162,564
Add back goodwill amortization	—	33,117	21,858

Income (loss) from continuing operations, as adjusted	(84,436)	33,214	184,422
Income from discontinued operations, net	—	15,305	828

Income (loss) before cumulative effect of change in accounting principle, as adjusted	(84,436)	48,519	185,250
Cumulative effect of change in accounting principle	(580,495)	—	—

Net income (loss), as adjusted	$(664,931)	$48,519	$185,250

Basic earnings (loss) per share:
Earnings (loss) from continuing operations, as adjusted	$(0.71)	$0.28	$1.73
Earnings from discontinued operations, net	—	0.13	0.01

Earnings (loss) before cumulative effect of change in accounting principle, as adjusted	(0.71)	0.41	1.74
Cumulative effect of change in accounting principle	(4.90)	—	—

Net earnings (loss), as adjusted	$(5.61)	$0.41	$1.74

Diluted earnings (loss) per share:
Earnings (loss) from continuing operations, as adjusted	$(0.71)	$0.28	$1.70
Earnings from discontinued operations, net	—	0.13	0.01

Earnings (loss) before cumulative effect of change in accounting principle, as adjusted	(0.71)	0.41	1.71
Cumulative effect of change in accounting principle	(4.90)	—	—

Net earnings (loss), as adjusted	$(5.61)	$0.41	$1.71

      The carrying amount of goodwill upon adoption of SFAS 142 was $1,404,863,000, net of accumulated amortization through that date of $120,127,000. There have been no changes in this carrying amount during the year ended June 28, 2002 except for the impact of changes in foreign currency exchange rates on goodwill denominated in currencies other than U.S. dollars and additional expenditures as discussed in Note 15 (included in “other” in the table below), as well as the transition impairment charge from the adoption of SFAS 142.

      Prior to the adoption of SFAS 142, the Company evaluated the carrying value of its goodwill for impairment using a future undiscounted cash flow model. Under the transitional provisions of SFAS 142, the Company identified and evaluated its reporting units for impairment of goodwill as of June 30, 2001 using a combination of present value and multiple of earnings valuation techniques. The carrying amounts of certain reporting units exceeded their fair values at the date of adoption. As a result, the Company recorded an impairment charge of $580,495,000, which was recorded as a cumulative effect of a change in accounting

AVNET, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

principle in the first quarter of 2002 and is reflected in the accompanying consolidated statement of operations for the year ended June 28, 2002.

      The magnitude of the impairment charge was significantly impacted by the timing of the effective date of when the fair value analysis was performed and the designation of the reporting unit structure. Since the Company adopted SFAS 142 on June 30, 2001, the fair value analysis was required to be completed as of that date. Due to the difficult business and economic conditions at that date, which severely impacted the market sectors in which the Company operates, and the uncertainty as to when such conditions would materially improve, the fair value of the Company’s businesses was significantly less than it might have been at other times. In other words, in a cyclical business, the timing of a valuation such as this may be an important factor in the outcome of the valuation exercise. The reporting units with the most significant impairment of goodwill are in Europe where the Company has not yet generated an acceptable level of profits and cash flows. In addition, the defined reporting unit structure has resulted in an impairment of goodwill which includes goodwill related to certain recent acquisitions that otherwise might not have been impaired.

      The following table presents the carrying amount of goodwill, by reportable segment, for the periods presented:

	Electronics	Computer	Applied
	Marketing	Marketing	Computing	Total

	(Thousands)
Carrying value at June 29, 2001	$1,139,430	$265,433	$—	$1,404,863
Cumulative effect of change in accounting principle	(563,492)	(17,003)	—	(580,495)
Other	15,460	4,769	—	20,229

Carrying value at June 28, 2002	$591,398	$253,199	$—	$844,597

7.     External financing:

      Short-term debt consists of the following:

	June 28,	June 29,
	2002	2001

	(Thousands)
Bank credit facilities	$54,158	$643,200
U.S. commercial paper	—	122,201
4.5% Convertible Notes due 2004	3,031	207,000
Floating Rate Notes due October 17, 2001	—	325,000
Other debt due within one year	2,120	4,728

Short-term debt	$59,309	$1,302,129

      Bank credit facilities consist of various committed and uncommitted lines of credit with financial institutions utilized primarily to support the working capital requirements of foreign operations. The weighted average interest rates on the bank credit facilities at June 28, 2002 and June 29, 2001 were 3.4% and 4.6%, respectively. The weighted average interest rate on U.S. commercial paper was 4.3% at June 29, 2001.

      As of its acquisition of Kent on June 8, 2001, Avnet assumed Kent’s 4.5% Convertible Notes due 2004 (the “Notes”). During the first quarter of 2002, virtually all holders of the Notes exercised their “put” options by selling the Notes back to the Company. As of June 28, 2002, $3,031,000 in Notes remain outstanding. The Company has the right to redeem all remaining Notes outstanding upon 30-day prior notice.

AVNET, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

      The Floating Rate Notes were paid down upon their maturity in October 2001. The Floating Rate Notes bore interest at an annual rate equal to three-month LIBOR, reset quarterly, plus 87.5 basis points (0.875%).

      Long-term debt consists of the following:

	June 28,	June 29,
	2002	2001

	(Thousands)
6.45% Notes due August 15, 2003	$200,000	$200,000
8.20% Notes due October 17, 2003	250,000	250,000
6 7/8% Notes due March 15, 2004	100,000	100,000
7 7/8% Notes due February 15, 2005	360,000	360,000
8.00% Notes due November 15, 2006	400,000	—
Bank credit facilities	178,410	—
Belgian commercial paper	63,964	—
Other long-term debt	6,419	9,493

Subtotal	1,558,793	919,493
Fair value adjustment for hedged 8.00% Notes	7,043	—

Long-term debt	$1,565,836	$919,493

      On November 16, 2001, the Company issued $400,000,000 of 8.00% Notes due November 15, 2006 (the “8% Notes”). The net proceeds received by the Company from the sale of the 8% Notes, approximately $394,328,000 after deduction of the underwriting discounts and other expenses associated with the sale, were used to repay commercial paper and other short-term indebtedness.

      The Company entered into two interest rate swaps (the “Swaps”) with a total notional amount of $400,000,000 in order to hedge the change in fair value of the 8% Notes related to fluctuations in interest rates. These contracts are classified as fair value hedges and mature in November 2006. The Swaps modify the Company’s interest rate exposure by effectively converting the 8.0% fixed rate on the 8% Notes to a floating rate based on three-month U.S. LIBOR plus a spread through their maturities (4.8% at June 28, 2002). The hedged fixed rate debt and the Swaps are adjusted to current market values through interest expense in the accompanying consolidated statements of operations. The Company accounts for the hedges using the shortcut method as defined under SFAS 133 and the hedges were perfectly effective during the year and at year-end. Therefore, the market value adjustments for the hedged debt and the Swaps directly offset one another. The fair value of the Swaps at June 28, 2002 was $7,043,000 and is included in other long-term assets in the accompanying consolidated balance sheet. Additionally, included in long-term debt is a comparable fair value adjustment increasing the total liability by $7,043,000.

      On October 25, 2001, the Company entered into agreements providing $1.0 billion in financing with a syndicate of banks led by Bank of America in order to replace the then existing $1.25 billion 364-day credit facility and the $700,000,000 five-year credit facility. This new bank financing is divided into three separate credit facilities: a multi-year facility, a 364-day facility and a term loan facility. The multi-year facility is a three-year revolving, multi-currency facility that matures on October 25, 2004 and provides up to $428,750,000 in financing. The 364-day facility is a revolving, multi-currency facility that matures on October 23, 2002 and provides up to $488,750,000 in financing. Management does not intend to renew this facility upon its expiration. The term loan facility, which matured on November 16, 2001, was a U.S. dollar facility that provided up to $82,500,000 in financing. The Company may select from various interest rate options and maturities under these facilities, although the Company intends to use a significant amount as a back up for its commercial paper program pursuant to which the Company is authorized to issue short-term notes for current operational business requirements. The bank financing contains certain financial and non-

AVNET, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

financial covenants. The Company was in compliance with all of the covenant requirements as of June 28, 2002.

      The bank credit facilities consist primarily of foreign currency borrowings under the three-year revolving credit facility described above with a weighted average interest rate of 4.4% at June 28, 2002. The weighted average interest rate on the Belgian commercial paper program at June 28, 2002 was 3.7%. The Company classifies borrowings under its Belgian commercial paper program as long-term as it has the intent and ability to refinance such borrowings under its long-term borrowing facilities.

      The Company had borrowing capacity of approximately $907,750,000 at June 28, 2002 under its bank financing and credit facilities, the asset securitization program (see Note 3) and the Belgian commercial paper program. This borrowing capacity includes the $488,750,000 in financing under the 364-day facility which will terminate by October 23, 2002. The Company also has $16,141,000 in letters of credit issued at June 28, 2002, substantially all of which are issued under the multi-year facility. Although these issued letters of credit are not actually drawn upon at June 28, 2002, they utilize borrowing capacity under the Company’s credit facility and are considered in the overall borrowing capacity noted above.

      Aggregate debt maturities for 2003 through 2007 and thereafter are as follows (in thousands):

2003	$59,309
2004	551,161
2005	602,801
2006	789
2007	400,000
Thereafter	4,042

Total debt	$1,618,102

      At June 28, 2002, the fair value of the 4.5% Convertible Notes due 2004, the 6.45% Notes due August 15, 2003, the 8.20% Notes due October 17, 2003, the 6 7/8% Notes due March 15, 2004 and the 7 7/8% Notes due February 15, 2005 are $3,176,000, $199,208,000, $254,163,000, $100,081,000 and $367,809,000, respectively.

8.	Accrued expenses and other:

      Accrued expenses and other consist of the following:

	June 28,	June 29,
	2002	2001

	(Thousands)
Payroll, commissions and related	$117,221	$122,979
Insurance	14,654	18,647
Income taxes	14,983	4,543
Dividends payable	—	8,840
Other	179,435	259,731

	$326,293	$414,740

      The Company had decided to more effectively deploy its cash to fuel future earnings growth and deliver increased shareholder value by discontinuing the payment of its cash dividend effective after the dividend payment that was made on January 2, 2002.

AVNET, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

9.	Income taxes:

      The components of the provision for (benefit from) income taxes are indicated in the table below. The future tax provision (benefit) for deferred income taxes results from temporary differences arising principally from inventory valuation, accounts receivable valuation, net operating losses related to foreign operations, certain accruals and depreciation, net of any changes to the valuation allowance.

	Years Ended

	June 28,	June 29,	June 30,
	2002	2001	2000

	(Thousands)
Current:
Federal	$(77,608)	$93,646	$110,431
State and local	(10,396)	15,271	24,243
Foreign	40,799	57,897	26,567

Total current taxes	(47,205)	166,814	161,241

Deferred:
Federal	25,595	(31,491)	(11,615)
State and local	6,193	(6,047)	(2,640)
Foreign	(20,960)	(42,121)	(25,904)

Total deferred taxes	10,828	(79,659)	(40,159)

Provision for (benefit from) income taxes	$(36,377)	$87,155	$121,082

      A reconciliation between the federal statutory tax rate and the effective tax rate is as follows:

	Years Ended

	June 28,	June 29,	June 30,
	2002	2001	2000

Federal statutory rate	(35.0)%	35.0%	35.0%
State and local income taxes, net of federal benefit	(2.8)	8.9	5.0
Amortization and disposition of goodwill	—	11.4	2.3
Non-deductible costs related to the acquisition of Kent (Note 17)	—	36.8	—
Impairment of investments in unconsolidated entities (Note 17)	10.2	—	—
Foreign tax rates, including impact of valuation allowances	(3.3)	7.9	0.2
Other, net	0.8	(0.1)	0.2

Effective tax rate	(30.1)%	99.9%	42.7%

      Foreign tax rates generally consist of the impact of the difference between foreign and federal tax rates applied to foreign income (losses) and also include the impact of valuation allowances placed against the Company’s otherwise realizable foreign loss carry-forwards. The additional valuation allowance recorded during 2002 is substantially offset by a tax benefit related to certain foreign losses that are deductible in the United States. The Company determines its valuation allowance through an evaluation of relevant factors used to assess the likelihood of recoverability of the Company’s deferred tax assets.

AVNET, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

      The significant components of deferred tax assets and liabilities, included primarily in other long-term assets on the consolidated balance sheets, are as follows:

	June 28,	June 29,
	2002	2001

	(Thousands)
Deferred tax assets:
Inventory valuation	$25,900	$25,053
Accounts receivable valuation	28,299	54,250
Foreign tax loss carry-forwards	188,808	117,942
Various accrued liabilities and other	80,346	66,920

	323,353	264,165
Less — valuation allowance	(120,671)	(49,783)

	202,682	214,382

Deferred tax liabilities:
Depreciation and amortization of property, plant and equipment	12,474	15,579

Net deferred tax assets	$190,208	$198,803

      As of June 28, 2002, the Company has foreign net operating loss carryforwards of approximately $476,540,000, certain of which begin to expire in 2003.

10.	Pension and profit sharing plans:

      The Company’s noncontributory defined benefit pension plan (the “Plan”) and its 401(k) plan cover substantially all domestic employees. Kent also had a 401(k) plan covering all of its eligible employees which, in September 2001, was merged into the Avnet 401(k) plan. The expense relating to the 401(k) plans for 2002, 2001 and 2000 amounted to $23,000 (due to the lack of profitability during 2002, the Company did not make any matching contributions during the year), $4,281,000 and $2,632,000, respectively. The noncontributory pension plan provides defined benefits pursuant to a cash balance feature whereby a participant accumulates a benefit based upon a percentage of current salary, which varies with age, and interest credits. At June 28, 2002, the market value of the pension plan assets was $141,130,000. These assets were comprised of common stocks (58%), corporate debt obligations (27%), U.S. Government securities (13%) and money market funds (2%).

      The following tables outline changes in benefit obligations, plan assets and the funded status of the Plan as of the end of 2002 and 2001:

	June 28,	June 29,
	2002	2001

	(Thousands)
Changes in benefit obligations:
Benefit obligations at beginning of year	$167,737	$146,824
Service cost	11,647	10,441
Interest cost	12,043	11,731
Actuarial (gain) loss	(212)	9,745
Benefits paid	(15,313)	(11,004)

Benefit obligations at end of year	$175,902	$167,737

AVNET, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

	June 28,	June 29,
	2002	2001

	(Thousands)
Change in plan assets:
Fair value of plan assets at beginning of year	$171,187	$201,721
Actual return on plan assets	(14,744)	(19,530)
Benefits paid	(15,313)	(11,004)
Contributions	—	—

Fair value of plan assets at end of year	$141,130	$171,187

Information on funded status of plan and the amount recognized:
Funded status of the plan	$(34,772)	$3,450
Unrecognized net actuarial (gain) loss	29,535	(2,040)
Unamortized prior service credit	(1,330)	(1,651)

Accrued pension cost recognized in the consolidated balance sheets	$(6,567)	$(241)

Pre-tax additional minimum pension liability recognized in the consolidated balance sheets	$(28,205)	$—

      Weighted average assumptions used to calculate actuarial present values of benefit obligations are as follows:

	2002	2001

Discount rate	7.50%	8.25%
Expected return on plan assets	9.50	9.50

      Under the cash balance plan, service costs are based solely on current year salary levels; therefore, projected salary increases are not taken into account.

      Components of net periodic pension costs during the last three years are as follows:

	Years Ended

	June 28,	June 29,	June 30,
	2002	2001	2000

	(Thousands)
Service cost	$11,647	$10,441	$8,588
Interest cost	12,043	11,731	10,515
Expected return on plan assets	(17,043)	(16,198)	(14,668)
Amortization of transition asset	—	(1,980)	(2,830)
Recognized net actuarial (gain) loss	—	(295)	—
Amortization of prior service credit	(321)	(321)	(321)

Net periodic pension cost	$6,326	$3,378	$1,284

      Not included in the above tabulations are pension plans of certain non-U.S. subsidiaries, which are not material.

AVNET, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

11.	Long-term leases:

      The Company leases many of its operating facilities and is also committed under lease agreements for transportation and operating equipment. Rent expense charged to operations during the last three years is as follows:

	Years Ended

	June 28,	June 29,	June 30,
	2002	2001	2000

	(Thousands)
Buildings	$43,506	$39,319	$33,944
Equipment	5,864	6,636	5,846

	$49,370	$45,955	$39,790

      The aggregate future minimum operating lease commitments, principally for buildings, in 2003 through 2007 and thereafter (through 2019), are as follows (in thousands):

2003	$50,977
2004	43,331
2005	32,198
2006	24,261
2007	18,916
Thereafter	51,019

Total	$220,702

12.	Stock-based compensation plans:

Stock option plans:

      The Company has four stock option plans with shares still available for grant:

	Plan

	1995	1996	1997	1999

Minimum exercise price as a percentage of fair market value at date of grant	85%	100%	85%	85%
Plan termination date	August 31, 2005	December 31, 2006	November 19, 2007	November 21, 2009
Shares available for grant at June 28, 2002	98,500	159,250	95,150	2,148,675

      As applicable, the excess of the fair market value at the date of grant over the exercise price is considered deferred compensation, which is amortized and charged against income as it is earned. The maximum term of options granted under any of the plans is 10 years from the date of grant.

AVNET, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

      The following is a summary of the changes in outstanding options for the three years ended June 28, 2002:

	2002		2001		2000

		Weighted		Weighted		Weighted
		Average		Average		Average
		Exercise		Exercise		Exercise
	Shares	Price	Shares	Price	Shares	Price

Outstanding at beginning of year	10,125,378	$23.20	9,140,373	$20.55	8,473,388	$20.53
Granted	1,739,675	18.72	2,285,404	29.89	3,327,700	16.07
Exercised	(1,478,805)	17.56	(996,849)	14.87	(2,240,867)	13.99
Canceled or expired	(830,550)	24.78	(303,550)	22.07	(419,848)	19.51

Outstanding at end of year	9,555,698	23.13	10,125,378	23.20	9,140,373	20.55

Exercisable at end of year	5,784,988	24.03	6,027,938	22.92	4,300,736	21.26

      The options granted in 2001 and 2000 shown above include 464,516 and 1,388,474 options granted to former employees of Savoir and Marshall, respectively, as substitutes for their Savoir and Marshall options outstanding on the date of the respective acquisition (see Note 2). These options are subject to the terms of the various Savoir and Marshall plans assumed by Avnet as part of the acquisitions. Of these options, 354,422 options related to Savoir and 14,360 options related to Marshall had not yet been exercised at June 28, 2002.

      The following information relates to options outstanding at June 28, 2002:

Options Outstanding				Options Exercisable

			Weighted
		Weighted	Average		Weighted
Range of	Number	Average	Remaining		Average
Exercise	of Options	Exercise	Contractual	Number	Exercise
Prices	Outstanding	Price	Life	of Options	Price

Under $15	344,313	$12.32	41 Months	294,636	$12.41
$15.00 - 20.00	3,449,021	17.72	83 Months	1,632,309	17.87
20.00 - 25.00	2,757,216	22.79	66 Months	2,112,847	23.07
25.00 - 30.00	1,633,418	27.99	99 Months	439,342	28.08
30.00 - 35.00	1,088,908	31.68	64 Months	1,032,381	31.66
35.00 - 60.00	282,822	45.22	59 Months	273,473	45.43

	9,555,698			5,784,988

Employee stock purchase plan:

      In October 1995, the Company implemented the Avnet Employee Stock Purchase Plan (“ESPP”). Under the terms of the ESPP, eligible employees of the Company are offered options to purchase shares of Avnet common stock at a price equal to 85% of the fair market value on the first or last day, whichever is lower, of each monthly offering period. A total of 3,000,000 shares of Avnet common stock have been reserved for sale under the ESPP, including an additional 1,000,000 shares reserved for the ESPP in September 2001. At June 28, 2002, employees had purchased 2,226,756 shares and 773,244 shares were still available for purchase under the ESPP.

AVNET, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Incentive stock:

      The Company has an Incentive Stock Program wherein a total of 157,890 shares were still available for award at June 28, 2002 based upon operating achievements. Delivery of incentive shares is spread equally over a four-year period and is subject to the employee’s continuance in the Company’s employ. As of June 28, 2002, 149,302 shares previously awarded have not yet been delivered. The program will terminate on December 31, 2004.

Other stock-based compensation information:

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

      At June 28, 2002, there were 13,137,709 common shares reserved for stock options (including the ESPP) and incentive stock programs.

Pro forma information:

      The Company follows Accounting Principles Board Opinion No. 25 (“APB 25”), “Accounting for Stock Issued to Employees,” in accounting for its stock-based compensation plans. In applying APB 25, no expense was recognized for options granted under the various stock option plans (except in the rare circumstances where the exercise price was less than the fair market value on the date of the grant) nor was expense recognized in connection with shares purchased by employees under the ESPP. Statement of Financial Accounting Standards No. 123, “Accounting for Stock-Based Compensation,” requires disclosure of pro forma net income as if a fair value-based method of measuring stock-based compensation had been applied. Reported and pro forma net income (loss) and diluted earnings (loss) per share are as follows:

	Years Ended

	June 28,	June 29,	June 30,
	2002	2001	2000

	(Thousands, except per share amounts)
Net income (loss):
As reported	$(664,931)	$15,402	$163,392
Pro forma	(675,390)	6,950	153,805
Diluted earnings (loss) per share:
As reported	$(5.61)	$0.13	$1.51
Pro forma	(5.70)	0.06	1.42

AVNET, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

      The fair value of the stock options granted is estimated on the date of grant using the Black-Scholes option-pricing model. The weighted average assumptions used and the weighted average estimated fair values of an option granted are as follows:

	Years Ended

	June 28,	June 29,	June 30,
	2002	2001	2000

Expected life (years)	6.0	5.5	4.9
Risk-free interest rate	4.3%	6.0%	5.7%
Volatility	40.7%	37.0%	33.0%
Dividend yield	0.4%	1.1%	1.7%
Weighted average fair value	$8.34	$11.33	$8.05

13.	Contingent liabilities:

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

14.     Earnings (loss) per share:

      Basic earnings (loss) per share is computed based on the weighted average number of common shares outstanding and excludes any potential dilution. Diluted earnings (loss) per share reflects potential dilution from the exercise or conversion of securities into common stock.

	Years Ended

	June 28,	June 29,	June 30,
	2002	2001	2000

	(Thousands, except per share data)
Numerator:
Income (loss) from continuing operations	$(84,436)	$97	$162,564
Income from discontinued operations, net	—	15,305	828

Income (loss) before cumulative effect of change in accounting principle	(84,436)	15,402	163,392
Cumulative effect of change in accounting principle	(580,495)	—	—

Net income (loss)	$(664,931)	$15,402	$163,392

Denominator:
Weighted average common shares for basic earnings (loss) per share	118,561	117,263	106,627
Net effect of dilutive stock options and restricted stock awards	—	1,552	1,630

Weighted average common shares for diluted earnings (loss) per share	118,561	118,815	108,257

AVNET, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

	Years Ended

	June 28,	June 29,	June 30,
	2002	2001	2000

	(Thousands, except per share data)
Basic earnings (loss) per share:
Income (loss) from continuing operations	$(0.71)	$—	$1.52
Discontinued operations, net	—	0.13	0.01
Cumulative effect of change in accounting principle	(4.90)	—	—

Net earnings (loss) per basic share	$(5.61)	$0.13	$1.53

Diluted earnings (loss) per share:
Income (loss) from continuing operations	$(0.71)	$—	$1.50
Discontinued operations, net	—	0.13	0.01
Cumulative effect of change in accounting principle	(4.90)	—	—

Net earnings (loss) per diluted share	$(5.61)	$0.13	$1.51

      The 4.5% convertible notes are excluded from the computation of earnings (loss) per share in all years presented, as the effects were antidilutive. Additionally, in 2002 and 2001, respectively, the effect of approximately 9,556,000 and 4,164,000 shares related to stock options and restricted stock awards is excluded from the computation of the net effect of dilutive stock options and restricted stock awards shown above as the effects were antidilutive. All options and awards were dilutive in 2000.

      All share and per share data reflects the two-for-one split of the Company’s common stock distributed on September 28, 2000 to shareholders of record on September 18, 2000.

15.     Additional cash flow information:

      Other non-cash and reconciling items primarily include provisions for doubtful accounts and certain non-cash special charges (see Note 17).

      In 2002, the Company recognized an additional minimum pension liability of $28,205,000 (see Note 10) and the related deferred tax benefit of $11,155,000, which are non-cash reconciling items.

      The net cash disbursed in all years in connection with acquisitions (see Note 2), as well as the net cash collected in those years from dispositions (with the exception of the disposal of K*TEC, which is classified as discontinued operations), are reflected as cash flows from “(acquisitions) dispositions of operations, net.” During 2002, the Company also made contingent purchase price payments associated with businesses acquired in prior fiscal years, principally Sunrise Technology Ltd., RDT Technologies Ltd., PCD Italia S.r.l. and Matica S.p.A. and Savoir Technology Group, Inc.

      Interest and income taxes paid during the last three years were as follows:

	Years Ended

	June 28,	June 29,	June 30,
	2002	2001	2000

	(Thousands)
Interest	$126,945	$183,236	$82,860
Income taxes	40,109	201,578	227,901

16.     Segment information:

      The Company currently consists of three major operating units: Electronics Marketing (“EM”), Computer Marketing (“CM”) and Applied Computing (“AC”), which began operating in the Americas and in Europe effective as of the beginning of the second and third quarters of 2000, respectively, and in Asia

AVNET, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

beginning in 2001. The results for AC in the Americas, Europe and Asia prior to those dates are included in EM and CM as the results of the operating groups have not been restated. EM focuses on the global distribution of, and value-added services associated with, electronics components; CM focuses on middle-to-high-end, value-added computer products distribution and related services; and AC serves the needs of personal computer OEMs and system integrators by providing the latest technologies such as microprocessors, and serves the needs of embedded systems OEMs that require technical services such as product prototyping, configurations and other value-added services.

	Years Ended

	June 28,	June 29,	June 30,
	2002	2001	2000

	(Millions)
Sales:
Electronics Marketing	$4,841.9	$8,286.6	$7,105.2
Computer Marketing	2,399.2	2,855.6	2,139.4
Applied Computing	1,679.1	1,671.8	670.4

	$8,920.2	$12,814.0	$9,915.0

Operating income (loss):
Electronics Marketing	$22.7	$532.3	$421.7
Computer Marketing	63.0	86.4	57.9
Applied Computing	42.8	63.9	20.5
Corporate and special charges	(131.5)	(428.9)	(132.1)

	$(3.0)	$253.7	$368.0

Assets:
Electronics Marketing	$2,452.8	$3,211.9	$3,338.5
Computer Marketing	637.1	880.6	839.9
Applied Computing	513.8	423.8	226.8
Corporate	1,078.2	1,347.8	1,529.2

	$4,681.9	$5,864.1	$5,934.4

Capital expenditures:
Electronics Marketing	$59.2	$83.1	$42.5
Computer Marketing	10.0	20.3	14.4
Applied Computing	12.1	4.0	1.7
Corporate	2.5	18.0	33.9

	$83.8	$125.4	$92.5

Depreciation & amortization expense:
Electronics Marketing	$53.6	$45.3	$30.3
Computer Marketing	13.6	14.6	10.4
Applied Computing	5.6	1.0	0.1
Corporate	31.1	58.5	42.7

	$103.9	$119.4	$83.5

AVNET, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

	Years Ended

	June 28,	June 29,	June 30,
	2002	2001	2000

	(Millions)
Sales, by geographic area, are as follows:
Americas	$5,295.2	$8,746.0	$7,420.9
EMEA (Europe, Middle East and Africa)	2,900.3	3,511.6	2,055.9
Asia/ Pacific	724.7	556.4	438.2

	$8,920.2	$12,814.0	$9,915.0

Assets, by geographic area, are as follows:
Americas	$2,771.5	$3,946.0	$4,486.9
EMEA (Europe, Middle East and Africa)	1,460.4	1,532.8	1,165.8
Asia/ Pacific	450.0	385.3	281.7

	$4,681.9	$5,864.1	$5,934.4

      The Company manages its business based upon the operating results of its three operating units before special charges (see Note 17). In each of the three years presented above, approximate unallocated special charges related to EM, CM and AC, respectively, were $12,811,000, $31,336,000 and $1,191,000 in 2002, $96,912,000, $17,062,000 and $5,000,000 in 2001 and $43,119,000, $3,146,000 and $0 in 2000. The remaining special charges in each year relate to corporate activities.

      As a result of the goodwill impairment charge recorded as a cumulative effect of change in accounting principle and the suspension of amortization of goodwill in accordance with SFAS 142 (see Note 6), there is a significant decrease in the amount of assets and depreciation and amortization expense recorded at Corporate in 2002 as compared with 2001. Beginning in 2003, the Company has allocated its remaining goodwill to the applicable unit level in order to better evaluate and measure performance of its unit and segment operations. Had this reclassification been recorded in 2002, the total assets by segment at June 28, 2002 would have been $2,940,800,000, $888,200,000, $513,800,000 and $339,100,000 for EM, CM, AC and Corporate, respectively. Similarly, the June 28, 2002 assets by geographic area would have been $2,846,700,000, $1,444,000,000 and $391,200,000 for the Americas, EMEA and Asia/ Pacific, respectively.

17.     Special charges:

     Reorganization and integration charges:

      Over the course of the past three years, the Company has recorded a number of special charges which generally related either to charges stemming from acquisition and integration of newly acquired businesses or the reorganization of operations in each of the three major regions of the world in which the Company operates. During that period, the Company has also recorded other non-recurring items, generally taken in response to business conditions at the time of the charge, including impairments recorded to certain of its Internet-related investments.

AVNET, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

      The following table summarizes the special charges for the past three years, including activity in the related accrued liability and reserve accounts subsequent to initially recording the charge:

	Reorganization	Acquisition	Impairment of
	Charges	Integration Costs	Investments	Other	Total

	(Thousands)
Balance at July 2, 1999	$3,321	$—	$—	$—	$3,321
2000 activity	14,586	31,679	—	2,699	48,964
Amounts utilized	17,907	23,406	—	2,699	44,012

Balance at June 30, 2000	—	8,273	—	—	8,273
2001 activity	127,274	157,331	42,880	—	327,485
Amounts utilized	108,957	123,868	42,880	—	275,705

Balance at June 29, 2001	18,317	41,736	—	—	60,053
2002 activity	13,712	29,734	36,177	—	79,623
Amounts utilized	23,954	50,148	36,177	—	110,279

Balance at June 28, 2002	$8,075	$21,322	$—	$—	$29,397

      Total amounts utilized in 2002, 2001 and 2000 consist of cash payments of $48,355,000, $91,681,000 and $24,888,000, respectively and non-cash write-downs of $77,961,000, $184,024,000, and $19,124,000, respectively. Additionally, 2002 amounts utilized include $16,037,000 in cash recoveries of prior year special charges discussed more fully below.

      In the fourth quarter of 2002, the Company recorded a special charge representing a write-down in value of certain assets acquired in the 2001 acquisition of Kent and certain other charges taken in response to current business conditions. The special charge totaled $79,623,000 pre-tax ($21,600,000 included in cost of sales and $58,023,000 included in operating expenses) and $62,084,000 after tax, or $0.52 per share on a diluted basis for the fourth quarter and the year.

      The Kent-related items resulted from the acquisition of Kent being accounted for using the “pooling-of-interests” method of accounting for the acquisition. Under this method, items that normally would have been reflected as adjustments to goodwill if the purchase method of accounting could have been used were instead recorded to the Company’s consolidated statement of operations. These items amounted to $29,734,000 pre-tax and relate primarily to write-downs to the value of receivables considered uncollectible ($8,200,000), excess and obsolete inventory ($21,600,000) and property, plant and equipment and non-cancelable lease obligations ($15,971,000) acquired in the Kent acquisition, net of approximately $16,037,000 pre-tax in cash recoveries of certain charges recorded as part of the special charges taken in the fourth quarter of 2001. The write-downs of Kent-related assets were recorded at the earliest date that management had sufficient information to evaluate the recoverability of the assets in order to conclude that a write-down was necessary to record the assets at their net realizable value.

      The remaining pre-tax special charge recorded in the fourth quarter of 2002, amounting to $49,889,000, includes an impairment charge of $36,177,000 pre-tax to write-down certain of the Company’s investments in unconsolidated Internet-related businesses to their fair market value and $13,712,000 pre-tax for severance charges taken for workforce reductions of approximately 850 individuals announced during the fourth quarter. The impairments recorded to the Company’s investments are considered capital losses for tax purposes and are therefore only deductible to the extent the Company has available capital gains. As there are no capital gains to offset these losses currently or forecasted in the foreseeable future, the Company has generally not recorded a tax benefit for these losses. The timing of the impairment charge to the investments is a function of the timing with which financial and other information regarding these ventures typically becomes available to the

AVNET, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Company. Although management evaluates these investments for potential impairment throughout the year, a charge to record any impairment is not recorded until management possesses sufficient information to reach a definitive conclusion as to the realizable value of the investments.

      Of the special charges requiring the use of cash, $8,620,000 remains unexpended at June 28, 2002 related primarily to remaining payments for severance, substantially all of which is scheduled to be utilized during 2003, and for contractual lease commitments, substantially all of which is expected to be utilized by the end of 2007.

      In the fourth quarter of 2001, the Company recorded a special charge in connection with the acquisition and integration of Kent and for costs related to actions taken in response to business conditions and other restructuring activity. The charge amounted to $327,485,000 pre-tax ($80,596,000 included in cost of sales and $246,889,000 included in operating expenses) and $236,692,000 after-tax, or $2.01 per share on a diluted basis for the fourth quarter ($1.99 per share for the year). Approximately $157,331,000 of the pre-tax charge resulted from the acquisition of Kent, having been accounted for using the “pooling-of-interests” method as discussed above. These items consisted of costs incurred in completing the acquisition including significant change-in-control and other executive benefit-related payments made as a result of the acquisition ($68,343,000 pre-tax), professional fees for investment banking, legal and accounting services rendered to both Avnet and Kent ($12,683,000 pre-tax), as well as adjustments to the assets acquired and liabilities assumed ($76,305,000 pre-tax). The adjustments to the assets acquired and liabilities assumed include accruals for severance ($4,650,000), write-downs of receivables considered uncollectible ($7,988,000), inventory reserves related to termination of non-strategic product lines ($20,488,000), write-downs associated with the disposal of fixed assets ($25,081,000), lease terminations ($8,462,000) and other items ($9,636,000).

      The balance of the pre-tax charge recorded in the fourth quarter of 2001, amounting to $170,154,000, related to a number of actions taken to cope with market conditions and to strengthen Avnet’s operations. These actions included cost reductions associated with the reorganization of the Company’s business, the integration of recent acquisitions, as well as important cost-cutting actions taken in response to business conditions. These special charges for the other actions the Company has taken fall into a number of categories including severance ($28,531,000), inventory reserves related to terminations of non-strategic product lines ($9,440,000), inventory valuation adjustments for special inventory purchases to meet customer requirements which are in excess of what is anticipated to be sold or returned ($50,668,000), write-downs associated with the disposal of fixed assets ($15,167,000), lease terminations ($21,065,000), adjustments to the book value of investments in unconsolidated entities ($42,880,000) and other items ($2,403,000). The unusually large impact on after-tax income related to the special charge is due primarily to the non-deductibility of certain acquisition-related costs and the impact of tax rates in foreign jurisdictions. Of the special charge of $327,485,000 pre-tax, $184,024,000 did not require the use of cash and $143,461,000 required the use of cash, approximately $122,684,000 of which had been utilized at June 28, 2002. The unutilized portion at June 28, 2002 relates primarily to remaining contractual lease commitments, substantially all of which is expected to be utilized by the end of 2006.

      During the third quarter of 2000, the Company recorded $14,823,000 pre-tax and $8,877,000 after-tax ($0.08 per share on a diluted basis) of incremental special charges associated with: (a) the integration of Eurotronics B.V. and SEI Macro Group into EM EMEA ($10,120,000 pre-tax); (b) the integration of JBA Computer Solutions into CM North America ($3,146,000 pre-tax); and (c) costs related to the consolidation of EM’s European warehousing operations ($1,557,000 pre-tax). Approximately $13,327,000 of the pre-tax charge was included in operating expenses and $1,496,000 was included in cost of sales, which represented a non-cash write-down. These charges include severance, inventory reserves related to termination of product lines, write-downs associated with the disposal of fixed assets and other items. Of the special charges of $14,823,000 pre-tax, approximately $7,237,000 did not require an outflow of cash and $7,586,000 required the use of cash, substantially all of which has been utilized at June 28, 2002.

AVNET, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

      During the second quarter of 2000, the Company recorded $28,030,000 pre-tax and $17,573,000 after-tax ($0.16 per share on a diluted basis) of incremental special charges associated with: (a) the integration of Marshall Industries into the Company’s EM and AC operations ($18,413,000 pre-tax); (b) the reorganization of the Company’s EM Asian operations ($5,409,000 pre-tax); (c) costs related to the consolidation of the Company’s EM European warehousing operations ($1,509,000 pre-tax); and (d) costs incurred in connection with certain litigation initiated by the Company ($2,699,000 pre-tax). Approximately $17,739,000 of the pre-tax charge was included in operating expenses and $10,291,000 was included in the cost of sales. The charges related to the integration of Marshall Industries and the reorganization of the Asian operations are comprised of severance, inventory reserves required related to supplier terminations, real property lease terminations, employee and facility relocation costs, special incentive payments and other items. Of the special charges of $28,030,000 pre-tax, approximately $11,143,000 did not require an outflow of cash and $16,887,000 required the use of cash, substantially all of which has been utilized at June 28, 2002.

      During the first quarter of 2000, the Company recorded $6,111,000 pre-tax and $3,976,000 after-tax ($0.04 per share on a diluted basis) of incremental special charges associated with the reorganization of the EM European operations consisting primarily of costs related to the consolidation of warehousing operations. The entire $6,111,000 pre-tax is included in operating expenses, most of which required an outflow of cash, substantially all of which had been utilized at June 28, 2002. These charges included severance, adjustments of the carrying value of fixed assets, real property lease terminations and other items.

      The total amount of special charges recorded in 2000 amounted to $48,964,000 pre-tax ($37,177,000 included in operating expenses and $11,787,000 included in cost of sales), $30,426,000 after-tax and $0.28 per share on a diluted basis.

18.	Summary of quarterly results (unaudited):

	First		Second	Third	Fourth
	Quarter		Quarter	Quarter	Quarter		Year

	(Millions, except per share amounts)
2002
Sales	$2,201.2		$2,359.8	$2,214.4	$2,144.8		$8,920.2
Gross profit	310.6		318.6	311.0	282.6	(b)	1,222.8	(b)
Income (loss) from continuing operations	(19.2)		(2.6)	(1.2)	(61.4	)(b)	(84.4	)(b)
Income (loss) before cumulative effect of change in accounting principle	(19.2)		(2.6)	(1.2)	(61.4	)(b)	(84.4	)(b)
Net income (loss)	(599.7	)(a)	(2.6)	(1.2)	(61.4	)(b)	(664.9	)(b)
Diluted earnings (loss) per share:
From continuing operations	(0.16)		(0.02)	(0.01)	(0.51	)(b)	(0.71	)(b)
Before cumulative effect of change in accounting principle	(0.16)		(0.02)	(0.01)	(0.51	)(b)	(0.71	)(b)
Net earnings (loss) per share	(5.09	)(a)	(0.02)	(0.01)	(0.51	)(b)	(5.61	)(b)

AVNET, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

	First	Second	Third	Fourth
	Quarter	Quarter	Quarter	Quarter		Year

	(Millions, except per share amounts)
2001
Sales	$3,188.6	$3,630.5	$3,457.2	$2,537.7		$12,814.0
Gross profit	487.6	542.8	522.8	312.3	(c)	1,865.5	(c)
Income (loss) from continuing operations	82.4	81.9	66.8	(231.0	)(c)	0.1	(c)
Net income (loss)	85.1	99.6	66.8	(236.1	)(c)	15.4	(c)
Diluted earnings (loss) per share:
From continuing operations	0.68	0.69	0.56	(1.96	)(c)	—	(c)
Net earnings (loss) per share	0.70	0.83	0.56	(2.01	)(c)	0.13	(c)

(a)	As discussed in Note 6, the Company adopted SFAS 142 on the first day of 2002 and recorded a $580.5 million transition impairment charge as a cumulative effect of change in accounting principle as of that date. The transition impairment charge was first reported by the Company in the second quarter of 2002. However, in accordance with the provisions of SFAS 142, the charge has been properly reflected in the first quarter in the table above.

(b)	Includes the impact of incremental special charges associated with the write-down in value of certain assets acquired in the Kent acquisition and certain other charges taken in response to current business conditions. The charge amounted to $79.6 million pre-tax ($21.6 million included in cost of sales and $58.0 million included in operating expenses) and $62.1 million after-tax, or $0.52 per share on a diluted basis for the fourth quarter and year ended June 28, 2002.

(c)	Includes the impact of incremental special charges associated with the acquisition and integration of Kent and for costs related to actions taken in response to business conditions and other restructuring activity. The charge amounted to $327.5 million pre-tax ($80.6 million included in cost of sales and $246.9 million included in operating expenses) and $236.7 million after-tax, or $2.01 per share on a diluted basis for the fourth quarter ($1.99 per share for the year).

SCHEDULE II

AVNET, INC. AND SUBSIDIARIES

VALUATION AND QUALIFYING ACCOUNTS

Years Ended June 28, 2002, June 29, 2001 and June 30, 2000

	Column B	Column C			Column D		Column E

		Additions

	Balance at	Charged to	Charged to				Balance at
	beginning of	costs and	other accounts-		Deductions-		end of
Description	period	expenses	describe		describe		period

	(Thousands)
2002
Allowance for doubtful accounts	$65,204	$32,276	$977	(a)	$13,278	(c)	$99,073
			13,894	(b)
Valuation allowance on foreign loss carryforwards (Note 9)	49,783	70,888	—		—		120,671
2001
Allowance for doubtful accounts	44,523	28,606	44	(a)	14,898	(c)	65,204
			7,976	(d)	1,047	(e)
Valuation allowance on foreign loss carryforwards (Note 9)	—	49,783	—		—		49,783
2000
Allowance for doubtful accounts	28,626	18,454	76	(a)	11,919	(c)	44,523
			9,286	(d)

(a)	Recovery of amounts previously written off or reserved.

(b)	Reserves recorded primarily through 2002 and 2001 reorganization charges (see Note 17) and subsequently classified as reserves for doubtful accounts in 2002.

(c)	Uncollectible accounts written off.

(d)	Acquisitions.

(e)	Dispositions.

INDEX TO EXHIBITS

Exhibit
Number	Exhibit

2A.	Amended and Restated Agreement and Plan of Merger dated as of June 25, 1999, between the Company and Marshall Industries (incorporated herein by reference to the Company’s Registration Statement on Form S-4, Registration Number 333-86721, Exhibit 2.1).*
2B.	Amended and Restated Agreement and Plan of Merger dated as of March 2, 2000, among the Company, Tactful Acquisition Corp and Savoir Technology Group, Inc. (incorporated herein by reference to Appendix A to the Proxy Statement/ Prospectus included in the Company’s Registration Statement on Form S-4, Registration Number 333-86970).*
2C.	Share Purchase Agreement dated August 7, 2000 by and among VEBA Electronics GmbH, EBV Verwaltungs GmbH i.L., Viterra Grundstucke Verwaltungs GmbH, VEBA Electronics LLC, VEBA Electronics Beteiligungs GmbH, VEBA Electronics (UK) Plc, Raab Karcher Electronics systems Plc and E.ON Aktiengesellschaft and Arrow Electronics, Inc., Avnet, Inc. and Cherrybright Limited (incorporated herein by reference to the Company’s Current Report on Form 8-K dated September 22, 2000, Exhibit 2).*
2D.	Amended and Restated Agreement and Plan of Merger dated as of March 21, 2001, between the Company and Kent Electronics Corporation (incorporated herein by reference to Appendix A to the Joint Proxy Statement/ Prospectus included in the Company’s Registration Statement on Form S-4, Registration Number 333-58852).*
3A.	Restated Certificate of Incorporation of the Company (incorporated herein by reference to the Company’s Current Report on Form 8-K dated February 12, 2001, Exhibit 3(i).
3B.	By-laws of the Company, effective July 27, 2001 (incorporated herein by reference to the Company’s Current Report on Form 8-K dated September 25, 2001 Exhibit 4).
4.	Note: The total amount of securities authorized under any instrument which defines the rights of holders of Company’s long-term debt does not exceed 10% of the total assets of the Company and its subsidiaries on a consolidated basis. Therefore, none of such instruments are required to be filed as exhibits to this Report. The Company agrees to furnish copies of such instruments to the Commission upon request.
Executive Compensation Plans and Arrangements
10A.	Employment Agreement dated June 29, 1998 between the Company and David R. Birk (incorporated herein by reference to the Company’s Current Report on Form 8-K dated September 18, 1998, Exhibit 99.3).
10B.	Employment Agreement dated June 29, 1998 between the Company and Raymond Sadowski (incorporated herein by reference to the Company’s Current Report on Form 8-K dated September 18, 1998, Exhibit 99.4).
10C.	Employment Agreement dated July 6, 1998 between the Company and George Smith (incorporated herein by reference to the Company’s Current Report on Form 8-K dated September 28, 1999, Exhibit 99).
10D.	Employment Agreement dated May 22, 2000 between the Company and Patrick Jewett (incorporated herein by reference to the Company’s Current Report on Form 8-K dated July 11, 2000, Exhibit 99).
10E.	Employment Agreement dated January 1, 2001 between the Company and Brian Hilton (incorporated herein by reference to the Company’s Current Report on Form 8-K dated May 14, 2001, Exhibit 99A).
10F.	Employment Agreement dated July 1, 2002 between the Company and Steven C. Church (incorporated herein by reference to the Company’s Current Report on Form 8-K dated September 26, 2002, Exhibit 10A).
10G.	Employment Agreement dated April 1, 2000 between the Company and Andrew S. Bryant (incorporated herein by reference to the Company’s Current Report on Form 8-K dated May 14, 2001, Exhibit 99C).

Exhibit
Number	Exhibit

10H.	Managing Director Contract dated January 22, 2001 between the Company’s Avnet Alfapower GmbH subsidiary and Axel Hartstang (incorporated by reference to the Company’s Current Report on Form 8-K dated as of February 12, 2000, Exhibit 99).
10I.	Employment Agreement dated May 1, 2000 between the Company and Richard Hamada (incorporated herein by reference to the Company’s Current Report on Form 8-K dated September 26, 2002, Exhibit 10B).
10J.	Employment Agreement dated July 1, 2002 between the Company and Edward B. Kamins (incorporated herein by reference to the Company’s Current Report on Form 8-K dated September 26, 2002, Exhibit 10C).
10K.	Employment Agreement dated September 20, 2002 between the Company and Roy Vallee (incorporated herein by reference to the Company’s Current Report on Form 8-K dated September 26, 2002, Exhibit 10D).
10L.	Change of Control Agreement dated as of March 1, 2001 between the Company and David R. Birk (incorporated herein by reference to the Company’s Current Report on Form 8-K dated May 14, 2001, Exhibit 99D).
10M.	Change of Control Agreement dated as of March 1, 2001 between the Company and Axel Hartstang (incorporated herein by reference to the Company’s Current Report on Form 8-K dated May 14, 2001, Exhibit 99E).
10N.	Change of Control Agreement dated as of March 1, 2001 between the Company and Pat Jewett (incorporated herein by reference to the Company’s Current Report on Form 8-K dated May 14, 2001, Exhibit 99F).
10O.	Change of Control Agreement dated as of March 1, 2001 between the Company and Ray Sadowski (incorporated herein by reference to the Company’s Current Report on Form 8-K dated May 14, 2001, Exhibit 99H).
10P.	Change of Control Agreement dated as of March 1, 2001 between the Company and George Smith (incorporated herein by reference to the Company’s Current Report on Form 8-K dated May 14, 2001, Exhibit 99I).
10Q.	Change of Control Agreement dated as of March 1, 2001 between the Company and Philip Gallagher (incorporated herein by reference to the Company’s Current Report on Form 8-K dated September 25, 2001, Exhibit 10A).
10R.	Change of Control Agreement dated November 1, 2000 between the Company and Richard Hamada (incorporated herein by reference to the Company’s Current Report on Form 8-K dated September 26, 2002, Exhibit 10E).
10S.	Avnet 1984 Stock Option Plan (incorporated herein by reference to the Company’s Registration Statement on Form S-8, Registration No. 2-96800, Exhibit 4-B).
10T.	Avnet 1988 Stock Option Plan (incorporated herein by reference to the Company’s Registration Statement on Form S-8, Registration No. 33-29475, Exhibit 4-B).
10U.	Avnet 1990 Stock Option Plan (incorporated herein by reference to the Company’s Annual Report on Form 10-K for the fiscal year ended June 30, 1992, Exhibit 10E).
10V.	Avnet 1995 Stock Option Plan (incorporated herein by reference to the Company’s Current Report on Form 8-K dated February 12, 1996, Exhibit 10).
10W.	Avnet 1996 Incentive Stock Option Plan (incorporated herein by reference to the Company’s Registration Statement on Form S-8, Registration No. 333-17271, Exhibit 99).
10X.	Amended and Restated Avnet 1997 Stock Option Plan (incorporated herein by reference to the Company’s Current Report on Form 8-K dated May 6, 1999, Exhibit 10).
10Y.	1994 Avnet Incentive Stock Program (incorporated herein by reference to the Company’s Registration Statement on Form S-8, Registration No. 333-00129, Exhibit 99).
10Z.	Stock Bonus Plan for Outside Directors (incorporated herein by reference to the Company’s Current Report on Form 8-K dated September 23, 1997, Exhibit 99.2).

Exhibit
Number	Exhibit

10AA.	Retirement Plan for Outside Directors of Avnet, Inc., effective July 1, 1993 (incorporated herein by reference to the Company’s Annual Report on Form 10-K for the fiscal year ended June 30, 1992, Exhibit 10i).
10BB.	Avnet, Inc. Deferred Compensation Plan for Outside Directors (incorporated herein by reference to the Company’s Current Report on Form 8-K dated September 23, 1997, Exhibit 99.1).
10CC.	Form of Indemnity Agreement (incorporated herein by reference to the Company’s Current Report on Form 8-K dated September 25, 2001, Exhibit 10B). The Company enters into this form of agreement with each of its directors and officers.
10DD.	Avnet 1999 Stock Option Plan (incorporated by reference to the Company’s Registration Statement on Form S-8, Registration No. 333-55806, Exhibit 99).
10EE.	Amended and Restated Employee Stock Purchase Plan (incorporated herein by reference to the Company’s Quarterly Report on Form 10-Q dated December 28, 2001).
Bank Agreements
10FF.	Credit Agreement (364-day) dated as of October 25, 2001 among the Company and certain other Borrowers as the Borrowers, Bank of America, N.A., as Administrative Agent and Documentation Agent, Credit Suisse First Boston, First Union National Bank, The Bank of Nova Scotia, and ABN AMRO Bank, N.V., as Joint Syndication Agents, the Other Lenders and Banc of America Securities LLC, and Credit Suisse First Boston as Joint Lead Arrangers and Joint Book Managers (incorporated herein by reference to the Company’s Current Report on Form 8-K dated September 26, 2002, Exhibit 10F).
10GG.	First Amendment, dated as of March 29, 2002, to the Credit Agreement (364-Day) in 10FF above (incorporated herein by reference to the Company’s Current Report on Form 8-K dated September 26, 2002, Exhibit 10G).
10HH.	Credit Agreement (Multi-Year) dated as of October 25, 2001 among Avnet, Inc. and Certain Other Borrowers as the Borrowers, Bank of America, N.A., as Administrative Agent, Documentation Agent, Letter of Credit Issuer and Swing Line Lender, Credit Suisse First Boston, First Union National Bank, The Bank of Nova Scotia, and ABN AMRO Bank N.V., as Joint Syndication Agents, the other Lenders party thereto and Banc of America Securities LLC, and Credit Suisse First Boston as Joint Lead Arrangers and Joint Book Managers (incorporated herein by reference to the Company’s Current Report on Form 8-K dated September 26, 2002, Exhibit 10H).
10II.	First Amendment, dated as of March 29, 2002, to the Credit Agreement (Multi-Year) in 10HH above (incorporated herein by reference to the Company’s Current Report on Form 8-K dated September 26, 2002, Exhibit 10I).
10JJ.	Securitization Program
i. Receivables Sale Agreement, dated as of June 28, 2001 between Avnet, Inc., as Originator and Avnet Receivables Corporation as Buyer (incorporated herein by reference to the Company’s Current Report on Form 8-K dated September 26, 2002, Exhibit 10J).
ii. Amendment No. 1, dated as of February 6, 2002, to Receivables Sale Agreement in 10JJ.i above (incorporated herein by reference to the Company’s Current Report on Form 8-K dated September 26, 2002, Exhibit 10K).
iii. Amendment No. 2, dated as of June 26, 2002, to Receivables Sale Agreement in 10JJ.i above (incorporated herein by reference to the Company’s Current Report on Form 8-K dated September 26, 2002, Exhibit 10L).
iv. Amended and Restated Receivables Purchase Agreement dated as of February 6, 2002 among Avnet Receivables Corporation, as Seller, Avnet, Inc., as Servicer, the Companies, as defined therein, the Financial Institutions, as defined therein, and Bank One, NA (Main Office Chicago) as Agent (incorporated herein by reference to the Company’s Current Report on Form 8-K dated September 26, 2002, Exhibit 10M).*
v. Amendment No. 1, dated as of June 26, 2002, to the Amended and Restated Receivables Purchase Agreement in 10JJ.iv above (incorporated herein by reference to the Company’s Current Report on Form 8-K dated September 26, 2002, Exhibit 10N).

Exhibit
Number	Exhibit

16.	Arthur Andersen’s letter to the Securities and Exchange Commission dated April 23, 2002 (incorporated herein by reference to the Company’s Current Report on Form 8-K dated April 23, 2002).
21.	List of subsidiaries of the Company (incorporated herein by reference to the Company’s Current Report on Form 8-K dated September 26, 2002, Exhibit 21).
23.1**	Consent of KPMG LLP.
23.2**	Notice regarding consent of Arthur Andersen LLP.
23.3**	Consent of Grant Thornton LLP.
99.1**	Certification by Roy Vallee, Chief Executive Officer, under Section 906 of the Sarbanes-Oxley Act of 2002.
99.2**	Certification by Raymond Sadowski, Chief Financial Officer, under Section 906 of the Sarbanes-Oxley Act of 2002.

*	This Exhibit does not include the Exhibits and Schedules thereto as listed in its table of contents. The Company undertakes to furnish any such Exhibits and Schedules to the Securities and Exchange Commission upon its request.

**	Filed herewith.