Form 10-Q
period 2002-09-27
AVNET INC
filed 2002-11-12
CIK 8858

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)

OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 27, 2002

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

      The total number of shares outstanding of the registrant’s Common Stock (net of treasury shares) as of

October 25, 2002	119,416,949 shares

AVNET, INC. AND SUBSIDIARIES

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

•	Competitive pressures among distributors of electronic components and computer products may increase significantly through industry consolidation, entry of new competitors or otherwise.

•	General economic or business conditions, domestic and foreign, may be less favorable than Avnet expected, resulting in lower sales and declining operating results which can, in turn, impact the Company’s credit ratings, debt covenant compliance and liquidity as well as the Company’s ability to obtain financing.

•	Avnet may lose customers or suppliers as a result of the integration into the Company of newly-acquired businesses.

•	Legislative or regulatory changes may adversely affect the businesses in which Avnet is engaged.

•	Adverse changes may occur in the securities markets.

•	Changes in interest rates and currency fluctuations may reduce Avnet’s profit margins.

•	Avnet may be adversely affected by the allocation of products by suppliers.

      Because forward-looking statements are subject to risks and uncertainties, actual results may differ materially from those expressed or implied by them. Avnet cautions you not to place undue reliance on these statements, which speak only as of the date of this Report.

      Avnet does not undertake any obligation to update publicly or revise any forward-looking statements, whether as a result of new information, future events or otherwise.

PART I

FINANCIAL INFORMATION

Item 1.     Financial Statements

AVNET, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

	September 27,	June 28,
	2002	2002

	(Unaudited)	(Audited)

	(Thousands, except
	share amounts)
ASSETS:
Current assets:
Cash and cash equivalents	$173,209	$159,234
Receivables, less allowances of $89,210 and $99,073, respectively (Note 3)	1,391,359	1,374,017
Inventories	1,271,870	1,417,305
Other	264,506	254,976

Total current assets	3,100,944	3,205,532
Property, plant and equipment, net	332,581	349,924
Goodwill (Note 4)	845,617	844,597
Other assets	268,153	281,901

Total assets	$4,547,295	$4,681,954

LIABILITIES AND SHAREHOLDERS’ EQUITY:
Current liabilities:
Borrowings due within one year (Note 5)	$282,679	$59,309
Accounts payable	804,477	891,234
Accrued expenses and other	281,541	326,293

Total current liabilities	1,368,697	1,276,836
Long-term debt, less due within one year (Note 5)	1,351,078	1,565,836
Other long-term liabilities	35,156	34,772

Total liabilities	2,754,931	2,877,444

Commitments and contingencies (Note 6)
Shareholders’ equity (Notes 7 and 8):
Common stock $1.00 par; authorized 300,000,000 shares; issued 119,441,000 shares and 119,431,000 shares, respectively	119,441	119,431
Additional paid-in capital	569,264	569,437
Retained earnings	1,087,520	1,088,008
Cumulative other comprehensive income (Note 8)	16,294	27,812
Treasury stock at cost, 4,761 shares and 7,422 shares, respectively	(155)	(178)

Total shareholders’ equity	1,792,364	1,804,510

Total liabilities and shareholders’ equity	$4,547,295	$4,681,954

See Notes to Consolidated Financial Statements

AVNET, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

	First Quarters Ended

	September 27,	September 28,
	2002	2001

	(Unaudited)	(Unaudited)

	(Thousands, except
	per share data)
Sales	$2,173,890	$2,201,195
Cost of sales	1,876,271	1,890,633

Gross profit	297,619	310,562
Selling, general and administrative expenses	277,666	306,937

Operating income	19,953	3,625
Other income, net	5,938	594
Interest expense	(27,031)	(38,071)

Loss before income taxes	(1,140)	(33,852)
Income tax benefit	(652)	(14,645)

Loss before cumulative effect of change in accounting principle	(488)	(19,207)
Cumulative effect of change in accounting principle (Note 4)	—	(580,495)

Net loss	$(488)	$(599,702)

Loss per share before cumulative effect of change in accounting principle (Notes 4 and 9):
Basic	$—	$(0.16)

Diluted	$—	$(0.16)

Net loss per share (Notes 4 and 9):
Basic	$—	$(5.09)

Diluted	$—	$(5.09)

Shares used to compute loss per share (Note 9):
Basic	119,420	117,851

Diluted	119,420	117,851

See Notes to Consolidated Financial Statements

AVNET, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

	First Quarters Ended

	September 27,	September 28,
	2002	2001

	(Unaudited)	(Unaudited)

	(Thousands)
Cash flows from operating activities:
Net loss	$(488)	$(599,702)
Cumulative effect of change in accounting principle (Note 4)	—	580,495

Net loss before cumulative effect of change in accounting principle	(488)	(19,207)
Non-cash and other reconciling items:
Depreciation and amortization	24,837	22,488
Deferred taxes	(3,421)	(1,302)
Other, net	6,534	7,234

	27,462	9,213
Changes in (net of effects from businesses acquired):
Receivables	69,656	252,627
Inventories	139,338	178,456
Payables, accruals and other, net	(92,456)	(58,521)

Net cash flows provided from operating activities	144,000	381,775

Cash flows from financing activities:
Repayment under accounts receivable securitization program (Note 3)	(100,000)	—
Repayment of commercial paper and bank debt, net (Note 5)	(15,897)	(322,316)
Proceeds from (repayment of) other debt, net (Note 5)	656	(1,268)
Cash dividends	—	(8,835)
Other, net	(5)	476

Net cash flows used for financing activities	(115,246)	(331,943)

Cash flows from investing activities:
Purchases of property, plant and equipment	(11,767)	(22,739)
Acquisitions of operations	(1,042)	(24,981)

Net cash flows used for investing activities	(12,809)	(47,720)

Effect of exchange rate changes on cash and cash equivalents	(1,970)	3,724

Cash and cash equivalents
— increase	13,975	5,836
— at beginning of period	159,234	97,279

— at end of period	$173,209	$103,115

Additional cash flow information (Note 10)

See Notes to Consolidated Financial Statements

AVNET, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.	In the opinion of management, the accompanying unaudited interim consolidated financial statements contain all adjustments necessary, all of which are of a normal recurring nature, except for the cumulative effect of change in accounting principle discussed in note 4, to present fairly the Company’s financial position, results of operations and cash flows. For further information, refer to the consolidated financial statements and accompanying notes included in the Company’s Annual Report on Form 10-K for the fiscal year ended June 28, 2002.

2.	The results of operations for the first quarter ended September 27, 2002 are not necessarily indicative of the results to be expected for the full year.

3.	Accounts receivable securitization:

In June 2001, the Company entered into a five-year accounts receivable securitization program (the “Program”) with a financial institution. The Program allows the Company to sell, on a revolving basis, an undivided interest of up to $350,000,000 in eligible U.S. receivables while retaining a subordinated interest in a portion of the receivables. The eligible receivables are sold without legal recourse to third party conduits through a wholly owned bankruptcy-remote special purpose entity that is consolidated for financial reporting purposes. The Company continues servicing the sold receivables and charges the third party conduits a monthly servicing fee at market rates; accordingly, no servicing asset or liability has been recorded. Cash received from the Program has been used primarily to pay down outstanding external financing.

The Program qualifies for sale treatment under Statement of Financial Accounting Standards No. 140, “Accounting for Transfers and Servicing of Financial Assets and Extinguishment of Liabilities.” As of September 27, 2002 and June 28, 2002, the outstanding balance of securitized accounts receivable held by the third party conduits, net of applicable allowances, totaled $163,720,000 and $324,570,000, respectively, of which the Company’s subordinated retained interest was $63,720,000 and $124,570,000, respectively. Accordingly, $100,000,000 and $200,000,000 of accounts receivable balances were removed from the consolidated balance sheets at September 27, 2002 and June 28, 2002, respectively, with those funds being used to reduce outstanding debt.

4.	Goodwill and impairment:

The Company has adopted Statement of Financial Accounting Standards No. 141 (“SFAS 141”), “Business Combinations” and Statement of Financial Accounting Standards No. 142 (“SFAS 142”), “Goodwill and Other Intangible Assets.” SFAS 141 requires that all business combinations initiated after June 30, 2001 be accounted for under the purchase method and that certain identifiable intangible assets be recognized as assets apart from goodwill. The Company has no other material identifiable intangible assets besides goodwill. SFAS 142 requires that ratable amortization of goodwill be replaced with periodic tests for goodwill impairment. Therefore, the amortization of goodwill was suspended effective from the adoption date forward and in all periods presented herein.

The carrying amount of goodwill upon adoption of SFAS 142 on June 30, 2001 was $1,404,863,000, net of accumulated amortization through that date. Under the transitional impairment provisions of SFAS 142, the Company identified and evaluated its reporting units for impairment of goodwill as of June 30, 2001 using a combination of present value and multiple of earnings valuation techniques. The carrying amounts of certain reporting units exceeded their fair values at the date of adoption. As a result, the Company recorded an impairment charge of $580,495,000, which was recorded in the consolidated statement of operations as a cumulative effect of change in accounting principle in the quarter ending September 28, 2001.

AVNET, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The following table presents the carrying amount of goodwill, by reportable segment, for the quarter ending September 27, 2002:

	Electronics	Computer	Applied
	Marketing	Marketing	Computing	Total

	(Thousands)
Carrying value at June 28, 2002	$591,398	$253,199	$—	$844,597
Additions	1,042	—	—	1,042
Other	47	(69)	—	(22)

Carrying value at September 27, 2002	$592,487	$253,130	$—	$845,617

The “Other” caption above primarily represents the impact of changes in foreign currency exchange rates on goodwill denominated in currencies other than U.S. dollars.

During the quarter ending September 27, 2002, the Company and the seller of certain European operations of the VEBA Electronics Group (consisting of EBV, WBC, Atlas Logistics and RKE Systems) resolved certain remaining purchase price contingencies related to this acquisition which was completed during fiscal 2001. This resolution resulted in a refund to Avnet, totaling approximately $6,486,000, of a portion of the amount paid at the closing of the acquisition. This refunded purchase price was recorded as a reduction in operating expenses in the consolidated statement of operations for the quarter ended September 27, 2002 as the related goodwill had been written off as a result of the transition impairment test performed upon the adoption of SFAS 142.

5.	External financing:

                 Short-term debt consists of the following:

	September 27,	June 28,
	2002	2002

	(Thousands)
Bank credit facilities	$78,059	$54,158
4.5% Convertible Notes due 2004	3,031	3,031
6.45% Notes due August 15, 2003	200,000	—
Other debt due within one year	1,589	2,120

Short-term debt	$282,679	$59,309

Bank credit facilities consist of various committed and uncommitted lines of credit with financial institutions utilized primarily to support the working capital requirements of foreign operations. The weighted average interest rates on the bank credit facilities at September 27, 2002 and June 28, 2002 were 3.2% and 3.4%, respectively.

As of its acquisition of Kent Electronics Corporation (“Kent”) on June 8, 2001, Avnet assumed Kent’s 4.5% Convertible Notes due 2004 (the “Notes”). During the first quarter of fiscal 2002, virtually all holders of the Notes exercised their “put” options by selling the Notes back to the Company. As of September 27, 2002 and June 28, 2002, $3,031,000 in Notes remain outstanding. The Company has the right to redeem all remaining Notes upon 30-day prior notice.

AVNET, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Long-term debt consists of the following:

	September 27,	June 28,
	2002	2002

	(Thousands)
6.45% Notes due August 15, 2003	$—	$200,000
8.20% Notes due October 17, 2003	250,000	250,000
6 7/8% Notes due March 15, 2004	100,000	100,000
7 7/8% Notes due February 15, 2005	360,000	360,000
8.00% Notes due November 15, 2006	400,000	400,000
Bank credit facilities	128,944	178,410
Commercial paper	71,953	63,964
Other long-term debt	6,521	6,419

Subtotal	1,317,418	1,558,793
Fair value adjustment for hedged 8.00% Notes	33,660	7,043

Long-term debt	$1,351,078	$1,565,836

At September 27, 2002, the Company had a multi-year credit facility with a syndicate of banks led by Bank of America that provided up to $428,750,000 in financing (this borrowing capacity was limited to $300,000,000 subsequent to the quarter-end, as described below). The bank financing also originally contained a 364-day facility providing up to $488,750,000 in financing, which was terminated on October 10, 2002 as described below, and a $82,500,000 term loan facility that matured in November 2001. The multi-year facility is a three-year revolving, multi-currency facility that matures on October 25, 2004. The Company may select from various interest rate options and maturities under the facility.

Outstanding balances under the bank credit facilities consist primarily of foreign currency borrowings under the multi-year revolving credit facility described above with a weighted average interest rate of 4.3% at September 27, 2002 and 4.4% at June 28, 2002. The weighted average interest rate on the commercial paper program was 3.7% at September 27, 2002 and June 28, 2002. The Company classifies borrowings under its commercial paper program as long-term as it has the intent and ability to refinance such borrowings under its multi-year borrowing facility.

On October 10, 2002, the Company amended its multi-year facility. The amended terms reduce the available borrowings under the facility to $300,000,000. Availability under the facility will increase back to the original $428,750,000 if the Company completes a qualified debt or equity offering of $325,000,000 or more by April 15, 2003. Additionally, the 364-day facility was terminated as part of this amendment on October 10, 2002.

The amended agreement also modifies the interest coverage ratio, as defined therein, that the Company must maintain through the remaining term of the agreement. The amended agreement did not modify the other financial covenants of the bank credit facilities. The Company was in compliance with all of the covenants at September 27, 2002.

The amended agreement also contains a “springing lien” whereby borrowings under the amended multi-year facility will become collateralized by certain assets of the Company and its subsidiaries in the event of the occurrence of certain triggering events. These triggering events include: (a) the establishment of a debt rating of Ba1 or lower by Moody’s Investor Services or BB+ or lower by Standard and Poor’s; (b) the failure by the Company to consummate a qualified debt or equity offering of $325,000,000 or more by December 15, 2002; and (c) the termination of Avnet’s current

AVNET, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

accounts receivable securitization program (see Note 3) without simultaneously entering into another securitization with similar attributes.

The amended multi-year facility combined with the accounts receivable securitization program provide the Company with total available drawings currently of $650,000,000 against which the Company had drawn $228,944,153 at September 27, 2002.

In November 2001, the Company entered into two interest rate swaps (the “Swaps”) with a total notional amount of $400,000,000 in order to hedge the change in fair value of the 8.00% Notes due November 2006 (the “8% Notes”) related to fluctuations in interest rates. These contracts are classified as fair value hedges and mature in November 2006. The Swaps modify the Company’s interest rate exposure by effectively converting the 8.0% fixed rate on the 8% Notes to a floating rate based on three-month U.S. LIBOR plus a spread through their maturities (4.7% at September 27, 2002). The hedged fixed rate debt and the Swaps are adjusted to current market values through interest expense in the accompanying consolidated statement of operations. The Company accounts for the hedges using the shortcut method as defined under Statement of Financial Accounting Standards No. 133 “Accounting for Derivative Instruments and Hedging Activities,” as amended by Statement of Financial Accounting Standards No. 138, “Accounting for Certain Derivative Instruments and Hedging Activities.” Due to the effectiveness of the hedges since inception, the market value adjustments for the hedged debt and the Swaps directly offset one another. The fair value of the Swaps at September 27, 2002 and June 28, 2002 was $33,660,000 and $7,043,000, respectively, and is included in other long-term assets in the accompanying consolidated balance sheets. Additionally, included in long-term debt is a comparable fair value adjustment increasing the total liability by these same amounts.

6.	From time to time, the Company may become liable with respect to pending and threatened litigation, taxes and environmental and other matters. The Company has been designated a potentially responsible party or has become aware of other potential claims against it in connection with environmental clean-ups at several sites. Based upon the information known to date, the Company believes that it has appropriately reserved for its share of the costs of the clean-ups and it is not anticipated that any contingent matters will have a material adverse impact on the Company’s financial condition, liquidity or results of operations.

7.	Number of shares of common stock reserved for stock option and stock incentive programs as of September 27, 2002: 12,996,157

8.	Comprehensive income (loss):

	Quarters Ended

	September 27,	September 28,
	2002	2001

	(Thousands)
Net loss	$(488)	$(599,702)
Foreign currency translation adjustments	(11,518)	54,827

Total comprehensive loss	$(12,006)	$(544,875)

AVNET, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

9.	Loss per share:

	Quarters Ended

	September 27,	September 28,
	2002	2001

	(Thousands, except
	per share data)
Numerator:
Loss before cumulative effect of change in accounting principle	$(488)	$(19,207)
Cumulative effect of change in accounting principle	—	(580,495)

Net loss	$(488)	$(599,702)

Denominator:
Weighted average common shares for basic and diluted loss per share	119,420	117,851

Basic and diluted loss per share:
Loss before cumulative effect of change in accounting principle	$—	$(0.16)
Cumulative effect of change in accounting principle	—	(4.93)

Net loss per basic and diluted share	$—	$(5.09)

The 4.5% convertible notes are excluded from the computation of loss per share in each quarter presented as the effects were antidilutive. Additionally, in the quarters ended September 27, 2002 and September 28, 2001, respectively, the effects of approximately 11,326,000 and 11,470,000 shares related to stock options and restricted stock awards are excluded from the determination of the weighted average common shares for diluted loss per share shown above as the effects were antidilutive.

      10.     Additional cash flow information:

Other non-cash and other reconciling items primarily include the provision for doubtful accounts.

Interest and income taxes paid (refunded) in the first quarters were as follows:

	Quarters Ended

	September 27,	September 28,
	2002	2001

	(Thousands)
Interest	$29,667	$45,871
Income taxes	(315)	4,000

AVNET, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

11.	Segment information:

	Quarters Ended

	September 27,	September 28,
	2002	2001

	(Thousands)
Sales:
Electronics Marketing	$1,241,766	$1,237,606
Computer Marketing	532,210	571,955
Applied Computing	399,914	391,634

	$2,173,890	$2,201,195

Operating income (loss):
Electronics Marketing	$14,681	$(4,969)
Computer Marketing	7,156	10,838
Applied Computing	3,269	14,500
Corporate	(5,153)	(16,744)

	$19,953	$3,625

Sales, by geographic area:
Americas	$1,273,109	$1,345,418
EMEA	689,217	694,253
Asia/ Pacific	211,564	161,524

	$2,173,890	$2,201,195

	September 27,	June 28,
	2002	2002

	(Thousands)
Assets:
Electronics Marketing	$2,834,240	$2,940,788
Computer Marketing	843,858	888,190
Applied Computing	438,193	513,840
Corporate	431,004	339,136

	$4,547,295	$4,681,954

Assets, by geographic area:
Americas	$2,897,862	$2,892,410
EMEA	1,309,823	1,443,996
Asia/ Pacific	339,610	345,548

	$4,547,295	$4,681,954

Beginning in fiscal 2003, the Company allocated its remaining goodwill, previously included in the total assets for “Corporate,” to the applicable segment level in order to better evaluate and measure performance of its segment operations. The asset information as of June 28, 2002 in the table above has been reclassified to disclose this information on a basis consistent with the current quarter presentation.

AVNET, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

12.	Special charge activity:

The following table summarizes the activity during the quarter ended September 27, 2002 in the accrued liability and reserve accounts recorded through special charge activity in prior fiscal years. There were no special charges recorded in either of the quarters presented herein.

	Reorganization	Acquisition
	Charges	Integration Costs	Total

	(Thousands)
Balance at June 28, 2002	$8,075	$21,322	$29,397
Amounts utilized	5,239	3,644	8,883

Balance at September 27, 2002	$2,836	$17,678	$20,514

Amounts utilized during the quarter ending September 27, 2002 consist primarily of cash payments. The accrued liability and reserve balances at September 27, 2002 relate primarily to severance, substantially all of which is scheduled to be utilized during fiscal 2003, and contractual lease commitments, substantially all of which is expected to be utilized by the end of fiscal 2007.

Item 2.     Management’s Discussion and Analysis of Financial Condition and Results of Operations

      For a description of the Company’s critical accounting policies and an understanding of the significant factors that influenced the Company’s performance during the quarters ended September 27, 2002 and September 28, 2001, this “Management’s Discussion and Analysis of Financial Condition and Results of Operations” (“MD&A”) should be read in conjunction with the consolidated financial statements, including the related notes, appearing in Item 1 of this Report as well as the Company’s Annual Report on Form 10-K for the year ended June 28, 2002.

OVERVIEW

Organization

      Avnet, Inc. and subsidiaries (the “Company” or “Avnet”) is one of the world’s largest industrial distributors of electronic components, enterprise network and computer equipment and embedded subsystems. Additionally, Avnet provides services to both the end user and the reseller channels. The Company currently consists of three operating groups, Electronics Marketing (“EM”), Computer Marketing (“CM”) and Applied Computing (“AC”). A brief summary of each group is provided below:

•	EM is engaged in the global marketing, assembly and/or distribution of electronic and electromechanical components and certain computer products, principally for industrial and some commercial and military use. EM also offers an array of value-added services to its customers, such as supply-chain management, engineering design, inventory replenishment systems, connector and cable assembly and semiconductor programming.

•	CM is an international distributor/reseller of enterprise networking and computer equipment to value-added resellers (“VARs”) and end users focusing primarily on middle- to high-end, value-added computer products and services. CM also provides a variety of networking solutions to its customer base.

•	AC serves the needs of personal computer original equipment manufacturers (“OEMs”) and system integrators worldwide by providing the latest computer component technologies, and also serves the needs of non-PC OEMs that require embedded systems and technical services such as product prototyping, configurations and other value-added services.

RESULTS OF OPERATIONS

Sales

      The table below provides period sales for the Company and its operating groups:

Period Sales by Operating Group and Geography

(Dollars in thousands)

	Q1-03	Q4-02	Sequential	Q1-02	Year — Year
	(Sep-02)	(Jun-02)	% Chg	(Sep-01)	% Chg

Avnet, Inc.	$2,173,890	$2,144,752	1.4%	$2,201,195	(1.2%)
EM	1,241,766	1,216,640	2.1%	1,237,606	0.3%
CM	532,210	570,846	(6.8%)	571,955	(6.9%)
AC	399,914	357,266	11.9%	391,634	2.1%
EM
Americas	$661,800	$647,601	2.2%	$691,325	(4.3%)
EMEA	394,001	397,287	(0.8%)	408,925	(3.6%)
Asia	185,965	171,752	8.3%	137,356	35.4%
CM
Americas	$440,303	$465,124	(5.3%)	$475,311	(7.4%)
EMEA	81,706	98,878	(17.4%)	86,818	(5.9%)
Asia	10,201	6,844	49.1%	9,826	3.8%
AC
Americas	$171,006	$156,395	9.3%	$178,782	(4.3%)
EMEA	213,510	188,841	13.1%	198,510	7.6%
Asia	15,398	12,030	28.0%	14,342	7.4%
Totals by Region
Americas	$1,273,109	$1,269,120	0.3%	$1,345,418	(5.4%)
EMEA	689,217	685,006	0.6%	694,253	(0.7%)
Asia	211,564	190,626	11.0%	161,524	31.0%

      Challenging economic conditions continued to impact the electronic component and computer industries through the first quarter of fiscal 2003 causing consolidated sales to be essentially flat in comparison with the prior year first and fourth quarters. The Company closed the first quarter of fiscal 2003 with consolidated sales of $2.17 billion, down $27.3 million, or 1.2%, in comparison to the prior year first quarter and up $29.1 million, or 1.4%, sequentially from the fourth quarter of fiscal 2002. The slight year-over-year decline is primarily a result of weaker CM sales of $532.2 million in the current quarter, down $39.7 million, or 6.9%, from the prior year first quarter. EM sales of $1.24 billion in the first quarter of fiscal 2003 increased by $4.2 million, or 0.3%, from the prior year first quarter. This increase encompassed stronger sales in Asia substantially offset by slightly weaker sales in the Americas and EMEA. AC sales of $399.9 million were up $8.3 million, or 2.1%, from the prior year first quarter.

      The modest sequential improvement in sales noted above is due primarily to increased sales in both the EM and AC businesses. EM’s sequential sales growth of $25.1 million, or 2.1%, is indicative of a stronger Euro during the fiscal 2003 first quarter; meaning, at a constant exchange rate, EM’s sales would have been essentially flat in comparison to the prior year fourth quarter. AC’s sequential sales growth of $42.6 million, or 11.9%, was offset to a substantial degree by normal seasonal weakness in CM, where sales declined sequentially by $38.6 million, or 6.8%.

      EM accounted for 57.1% of consolidated sales in the first quarter of fiscal 2003 and the combined computer businesses of CM and AC accounted for the remaining 42.9%. During the first quarter of fiscal 2003, revenue by region depicts the relative growing importance of the Asia region, which reached 9.7% of consolidated sales, up from 7.3% of consolidated sales as recently as the first quarter of fiscal 2002. The Company expects the Asia region to continue to be a primary growth driver as this region becomes more of a vital link in the technology supply chain. As a result, the trend of growth of the Asia region as a percentage of consolidated sales will likely continue as the Company continues to invest in that region, specifically in the Peoples’ Republic of China, where the Company continues to enhance its already established position. The Company’s EMEA region remained essentially unchanged in its relative proportion at approximately 32% of consolidated sales. The Americas region decreased in its percentage from 61.1% to 58.6% of total sales on a year-over-year basis.

Gross Profit Margins

      Enterprise gross profit margins were down in the first quarter of fiscal 2003 by 42 basis points, to 13.69%, from the prior year first quarter and down 50 basis points sequentially, excluding the impact of special charges recorded in the fourth quarter of fiscal 2002. Including these special charges, the current quarter gross profit margin improved by 51 basis points sequentially. First quarter enterprise gross profit margins were also down slightly from the average 13.9% margin over the past five quarters, excluding special charges, which management believes represents the trough of the current industry down-cycle. By contrast, the Company recorded an average gross profit margin, excluding special charges, of 15.1% over the six quarters ending in June 2001, which was the most recent industry up-cycle.

      The year-over-year and sequential decline in consolidated gross profit margins excluding the impact of special charges was due primarily to shifts in the business mix between the Company’s computing businesses as well as continued pricing pressures in the technology markets served by the Company. Higher levels of sales in the lower gross profit margin PC-builder segment of AC, coupled with the reduced CM revenues of higher gross profit margin business, was the major contributor to enterprise gross profit margin decline.

      This mix-of-business trend is indicative of the cyclical nature of the electronic component and computer industries as, during the time period covering the up-cycle discussed above, EM accounted for approximately 67% of consolidated revenues, as compared with the down-cycle time period where EM accounted for approximately 55% of consolidated revenues. Management expects that margins previously enjoyed during the last up-cycle are achievable again once the current industry down-cycle comes to an end.

Operating Expenses

      Operating expense totaled $277.7 million for the first quarter of fiscal 2003, as compared with $306.9 million in the first quarter of fiscal 2002 and $278.1 million, excluding special charges, in the prior sequential quarter. Including special charges recorded in the fourth quarter of fiscal 2002, operating expenses were $336.1 million. Operating expenses as a percentage of sales in the first quarter of fiscal 2003 were 12.8%, down from 13.9% in the prior year first quarter and 13.0%, excluding special charges, from the prior sequential quarter.

      The declines in operating expenses as a percentage of sales are a result of all three operating groups executing expense reduction plans in prior quarters. Beginning with the second quarter of fiscal 2001, total quarterly operating expenses were reduced from a pro forma $358.5 million to $277.7 million as of the first quarter of fiscal 2003. This reduction takes into account a pro forma adjustment to increase the actual reported expenses in the second quarter of fiscal 2001 to account for the impact of the operations of the VEBA Electronics Group (consisting of EBV, WBC, Atlas Logistics and RKE Systems, collectively the “VEBA Group”), which were acquired partway through that quarter. Additionally, the pro forma adjustments to operating expenses remove the goodwill amortization expense for periods prior to the beginning of fiscal 2002, the Company’s adoption date for Statement of Financial Accounting Standards No. 142 (“SFAS 142”), “Goodwill and Other Intangible Assets” (see Note 4 to the accompanying consolidated financial statements appearing in Item 1 of this Report), in order to be consistent with the current method of accounting under

SFAS 142 whereby goodwill is no longer amortized. The Company’s efforts to further reduce expenses in the first quarter of fiscal 2003 were substantially offset by several mitigating factors. These mitigating factors included the change in the value of the Euro, annual merit wage increases and some severance costs, offset partially by the favorable impact from the resolution of certain purchase price contingencies associated with the acquisition of the VEBA Group. This resolution resulted in a refund of approximately $6.5 million to Avnet from the seller of the VEBA Group representing a portion of the amount paid at closing. This refund was recorded as a reduction of operating expenses as the goodwill related to the VEBA Group had been written off as a result of the transition impairment test performed upon the adoption of SFAS 142.

      Operating leverage created over the past several quarters has come through cost reduction initiatives which have steadily reduced expenses over the past seven consecutive quarters. Reducing expenses has been an important factor in returning the Company to essentially breakeven results. However, in concert with a commitment to grow earnings and create shareholder value, and in reaction to the continued difficult market environment, the Company anticipates further cost reduction efforts during the second quarter of fiscal 2003 aimed at taking approximately $80 million, on an annualized basis, of additional expense out of the business in order to return the Company to reasonable profitability.

      These efforts will likely result in special charges during the second quarter of fiscal 2003. These special charges cannot yet be accurately estimated and have not been recorded to date as the reorganization plan has not yet been finalized by management and the liabilities have not yet been incurred. Cost reductions are anticipated to occur in three main areas: census reductions, mainly focused on non customer-facing personnel; consolidation of selected facilities; and curtailment of certain IT-related initiatives. These cost reduction efforts are expected to have their full impact in the third quarter of fiscal 2003.

Operating Income (Loss)

      The Company’s consolidated operating income was $20.0 million in the first quarter of fiscal 2003 (0.92% of sales) as compared with $3.6 million in the prior year first quarter (0.16% of sales) and $26.2 million, excluding special charges, in the prior sequential quarter (1.22% of sales). Including special charges recorded in the fourth quarter of fiscal 2002, the Company recorded an operating loss of $53.4 million, or 2.49% of sales. The improved operating income before special charges in the two most recent quarters as compared with the first three quarters of fiscal 2002 is primarily a result of the cost reduction efforts discussed previously. The changes in revenue mix and the mitigating factors related to operating expense reduction efforts discussed above resulted in the slight decline in operating income as a percentage of sales between the first quarter of fiscal 2003 and the fourth quarter of fiscal 2002.

      The following table provides consolidated and group operating income (loss) margins, before and after special charges, for the September 2002 quarter and compares these results to prior sequential and year-over-year quarterly results.

Quarterly Operating Income (Loss) Margin Analysis

by Operating Unit

	Q1-03	Q4-02	Sequential	Q1-02	Year - Year
	(Sep-02)	(Jun-02)	Bps Chg	(Sep-01)	Bps Chg

Before Special Charges
Avnet, Inc.	0.92%	1.22%	(30)	0.16%	76
EM	1.18%	1.49%	(31)	(0.40%)	158
CM	1.34%	3.32%	(198)	1.89%	(55)
AC	0.82%	(0.61%)	143	3.70%	(288)
After Special Charges
Avnet, Inc.	0.92%	(2.49%)	341	0.16%	76
EM	1.18%	0.43%	75	(0.40%)	158
CM	1.34%	(2.17%)	351	1.89%	(55)
AC	0.82%	(0.94%)	176	3.70%	(288)

Interest Expense

      Interest expense of $27.0 million for the first quarter of fiscal 2003 was down significantly from $38.1 million in the prior year first quarter but up slightly from $26.5 million in the prior sequential quarter. Interest expense was down by $11.1 million year-over-year and the Company experienced five consecutive quarterly reductions in interest expense prior to the current quarter’s slight increase. These reductions are attributed specifically to the significant reductions of consolidated debt and, to a lesser extent, lower interest rates. Since the end of December 2000, the Company has reduced total debt by approximately $1.6 billion, including amounts outstanding under the accounts receivable securitization program as debt.

Net Income (Loss) Before Cumulative Effect of Change in Accounting Principle

      The table below summarizes the Company’s net income (loss), both before and after special charges and the cumulative effect of change in accounting principle, for the September 2002 quarter in comparison to prior sequential and year-over-year results:

Quarterly Net Income (Loss)

	Q1-03	Q4-02	Q1-02
	(Sep-02)	(Jun-02)	(Sep-02)

	(Thousands, except per share information)
Before special charges and cumulative effect of change in accounting principle
Net income (loss)	$(488)	$683	$(19,207)
Per share basis:
Basic and diluted	$—	$0.01	$(0.16)
After special charges and cumulative effect of change in accounting principle
Net loss	$(488)	$(61,401)	$(599,702)
Per share basis:
Basic and diluted	$—	$(0.51)	$(5.09)

      As a result of the operational performance and other factors described in preceding sections of this MD&A, the consolidated net loss for the first quarter of fiscal 2003 was $0.5 million — essentially breakeven on a per share basis. This compares to a fiscal 2002 first quarter loss before the cumulative effect of change in accounting principle of $19.2 million, or $0.16 per share on a diluted basis. The net loss in the first quarter of fiscal 2002 was $599.7 million, or $5.09 per share on a diluted basis, due to the adoption of SFAS 142 and the resulting charge of $580.5 million to record the Company’s transitional impairment to its goodwill. This charge is recorded as a cumulative effect of change in accounting principle in the consolidated statement of operations for the quarter ended September 28, 2001.

LIQUIDITY AND CAPITAL RESOURCES

Cash Flow

      During the first quarter of fiscal 2003, cash generated from income before depreciation, amortization, deferred taxes and other non-cash items (including provisions for doubtful accounts) totaled $27.5 million. During that period, $116.5 million was generated by reductions in working capital (excluding cash and cash equivalents), resulting in net cash flow from operations of $144.0 million. In addition, the Company used $13.8 million for other normal business operations including purchases of property, plant and equipment ($11.8 million) and net cash used for other items ($2.0 million). This resulted in $130.2 million, net, being generated from normal business operations. Also during the first quarter of fiscal 2003, the Company used $1.0 million for the acquisition of the remaining minority interest in a consolidated subsidiary. This overall net generation of cash of $129.2 million was used to repay $100.0 million under the accounts receivable securitization program and to repay $15.2 million in debt with a resulting net increase in cash and cash equivalents of $14.0 million.

Capital Structure

      The following table summarizes the Company’s capital structure as of the end of the first quarter of fiscal 2003 with a comparison to fiscal 2002 year-end, including the accounts receivable securitization as if it were debt:

Capital Structure

	September 27,	June 28,
	2002	2002

	(Thousands)
Short-term debt	$282,679	$59,309
Long-term debt	1,351,078	1,565,836
Accounts receivable securitization	100,000	200,000

Total Debt	1,733,757	1,825,145
Shareholders’ Equity	1,792,364	1,804,510

Total Capital	$3,526,121	$3,629,655

      For a description of the Company’s long-term debt and lease commitments for the next five years and thereafter, see “Long-Term Contractual Obligations” appearing in Item 7 in the Company’s Annual Report on Form 10-K. With the exception of paydowns of debt obligations discussed herein and regularly scheduled lease payments, there are no material changes to this information.

Financing Transactions

      At September 27, 2002, the Company had a multi-year credit facility with a syndicate of banks led by Bank of America that provided up to $428.75 million in financing (this borrowing capacity was limited to $300.0 million subsequent to the quarter-end, as described below). This bank financing, entered into in

October 2001, also contained a 364-day facility providing up to $488.75 million in financing, which was terminated on October 10, 2002 as described below, and a $82.5 million term loan facility that matured in November 2001. The multi-year facility is a three-year revolving, multi-currency facility that matures on October 25, 2004. The Company may select from various interest rate options and maturities under this facility.

      On October 10, 2002, the Company amended its multi-year facility. The amended terms reduce the available borrowings under the facility to $300.0 million. Availability under the facility will increase back to the original $428.75 million if the Company completes a qualified debt or equity offering of $325.0 million or more by April 15, 2003. Since the Company no longer needed the short-term source of capital provided under the 364-day facility to fund its current operational needs, such facility was terminated on October 10, 2002.

      The amended agreement also modifies the interest coverage ratio, as defined therein, that the Company must maintain through the remaining term of the agreement. The amended agreement did not modify the other financial covenants of the bank credit facilities. The Company was in compliance with all of the covenants at September 27, 2002.

      The amended agreement also contains a “springing lien” whereby borrowings under the amended multi-year facility will become collateralized by certain assets of the Company and its subsidiaries in the event of the occurrence of certain triggering events. These triggering events include: (a) the establishment of a debt rating of Ba1 or lower by Moody’s Investor Services (“Moody’s”) or BB+ or lower by Standard and Poor’s (“S&P”); (b) the failure by the Company to consummate a qualified debt or equity offering of $325.0 million or more by December 15, 2002; and (c) the termination of Avnet’s current accounts receivable securitization program (discussed in Note 3 to the consolidated financial statements appearing in Item 1 of this Report) without simultaneously entering into another securitization with similar attributes.

      This amended multi-year facility does not prohibit the Company from drawing upon its availability, if needed, to pay down outstanding debt obligations as they come due.

      The multi-year, 364-day and term loan facility discussed above replaced, in October 2001, a $1.25 billion 364-day credit facility with a syndicate of banks that expired upon its maturity in that same month. The Company was able to select from various interest rate options and maturities under this facility, although the Company utilized the facility primarily as back-up for its commercial paper program.

      In November 2001, the Company issued $400.0 million of 8.0% Notes due November 15, 2006 (the “8% Notes”). The net proceeds received by the Company from the sale of the 8% Notes were approximately $394.3 million after deduction of the underwriting discounts and other expenses associated with the sale. The net proceeds from the 8% Notes were used to repay commercial paper and other short-term indebtedness. The 8% Notes are hedged with two interest rate swaps as discussed in Note 5 to the consolidated financial statements appearing in Item 1 of this Report. The swaps effectively convert the 8% Notes from a fixed rate to a floating rate based upon U.S. LIBOR plus a spread. The Company accounts for the hedges using the shortcut method as defined under Statement of Financial Accounting Standards No. 133, “Accounting for Derivative Instruments and Hedging Activities,” as amended by Statement of Financial Accounting Standards No. 138, “Accounting for Certain Derivative and Hedging Activities.” Due to the effectiveness of the hedges since inception, the market value adjustments for the hedged 8% Notes and for the swaps directly offset one another in interest expense.

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

Covenants and Conditions

      The multi-year credit agreement described above contains certain covenants with various limitations on total debt, capital expenditures, investments and acquisitions, and require that net worth, interest coverage and other ratios be maintained at specific levels. Similarly, the receivable securitization program contains certain covenants relating to the quality of the receivables sold under the program. If these conditions are not met, the Company may not be able to borrow any additional funds under these facilities and the lenders generally have the right to accelerate any amounts outstanding. Circumstances that could affect the Company’s ability to meet the required financial covenants and conditions in its various financing arrangements include the duration and depth of the current economic downturn and its impact on profitability, perceived financial strength or weakness by credit rating agencies and various other economic, market and industry factors. The Company was in compliance with all covenants for these facilities at September 27, 2002.

      The Company is also required to maintain minimum senior unsecured credit ratings in order to continue using the receivable securitization program in its present form. If the Company’s credit rating is reduced below both Baa3 and BBB-by Moody’s and S&P, respectively, the Company may be in default under the securitization program. The Company is in compliance with these minimum unsecured credit ratings currently and as of September 27, 2002. The Company has also reached an agreement in principle with the applicable banks to lower the rating triggers to Ba2 by Moody’s and BB by Standard & Poor’s. Agreement on these amended terms is pending completion of the formalization of legal documentation. Both the syndicated bank facility and the securitization program contain certain standard cross-default provisions, meaning that if there is a default under one facility, such as a covenant breach or a credit ratings trigger, that default can also trigger a default under the other facility. In the case of any default, the Company would either have to negotiate with the lenders to modify the facilities or pay off all amounts outstanding, terminate the facilities and, if necessary, seek alternative financing.

      See “Liquidity Analysis” for further discussion of the Company’s availability under these various facilities.

Liquidity Analysis

      Under its two primary borrowing facilities (the multi-year credit facility and the accounts receivable securitization program) the Company has total borrowing capacity of $650.0 million against which amounts outstanding at September 27, 2002 total $228.9 million, leaving remaining available capacity of $421.1 million. With an additional $173.2 million of cash and cash equivalents on hand at September 27, 2002, the Company has more than sufficient liquidity to address 2003 debt maturities and operational needs. Furthermore, subsequent to the first quarter of fiscal 2003, the Company received over $150 million in tax refunds which were used to further repay borrowings under these facilities, thus freeing up further capacity under the borrowing facilities. Should markets recover and revenue growth begin to increase, the Company believes cash generation from anticipated profits, as well as the available liquidity discussed above, is more than sufficient to cover any capital required to fund its maturing debt obligations and any other normal operational requirements.

      A summary of important information related to the Company’s liquidity position and capital structure is as follows:

i.	The Company is not restricted in its ability to use the current multi-year bank facility or the accounts receivable securitization program to liquidate debt upon maturity, if needed. The Company is only restricted from using these bank facilities to pay off its public debt prior to maturity.

ii.	Amounts available at September 27, 2002 under the bank credit facilities, amounting to $421.1 million, are more than adequate, when combined with current cash and expected cash generation, to both liquidate maturing 2003 debt and fund the Company’s global operations.

iii.	The Company is considering a capital markets transaction in the short-term to enhance our long-term capital structure with a new, long-term debt offering, with the proceeds used to pre-fund maturing 2003 bonds.

iv.	It is not the Company’s intention to issue equity or use an equity-based capital markets transaction as the means to raise additional capital in the near term.

v.	The Company does not believe it is correct to assume that if the “springing lien” provision contained in the amended multi-year bank credit facility is triggered, further downgrades by credit rating agencies would necessarily follow.

vi.	Additionally, the Company has reached an agreement in principle with the banks participating in its accounts receivable securitization program to lower the rating triggers in that facility. The agreement is pending completion of the formalization of legal documentation and reduces the rating trigger to either Ba2, the Moody’s rating, or BB, the Standard & Poor’s rating — two grades below the Company’s current ratings levels. Therefore, the Company believes that funds will remain available under that facility.

      The Company is considering various financing scenarios related to its future capital structure. Management believes that its current available liquidity is sufficient for its normal business operations and to liquidate debt maturing in 2003. However, the Company is reviewing two alternatives with respect to financing. One alternative is to issue new senior debt in a public bond market transaction and use the proceeds to pre-fund all or part of the senior notes maturing in 2003. Alternatively, the Company may pursue a new, larger securitized borrowing facility, and use the proceeds to liquidate the two primary existing bank facilities and pre-fund all or part of the senior notes maturing in 2003. The Company is considering such a facility as part of its long-term capital structure as it may provide a more efficient way to finance a cyclical business like that of the Company. The Company is actively working, in parallel, on each of these alternatives.

      The following table highlights the Company’s liquidity ratios as of the end of the first quarter of fiscal 2003 with a comparison to the fiscal 2002 year-end:

Comparative Analysis — Liquidity*

	September 27,	June 28,
	2002	2002	% Chg

	(Dollars in thousands)
Current assets	$3,100,944	$3,205,532	(3.3)%
Quick assets	1,564,568	1,533,251	2.0%
Current liabilities	1,368,697	1,276,836	7.2%
Working capital	1,732,247	1,928,696	(10.2)%
Total debt	1,633,757	1,625,145	0.5%
Total capital	3,426,121	3,429,655	(0.1)%
Quick ratio	1.1:1	1.2:1
Working capital ratio	2.3:1	2.5:1
Debt to total capital ratio	47.7%	47.4%

*	Excludes (i) receivables that have been sold from current and quick assets and (ii) amounts outstanding under the Company’s accounts receivable securitization program from debt. These amounts total $100.0 million and $200.0 million at September 27, 2002 and June 28, 2002, respectively. See Note 3 to the Consolidated Financial Statements appearing in Item 1 of this Report.

      The Company’s quick assets at September 27, 2002 totaled $1.56 billion as compared to $1.53 billion at June 28, 2002. At September 27, 2002, quick assets were greater than the Company’s current liabilities by $195.9 million as compared with $256.4 million at the end of fiscal 2002. Working capital at September 27,

2002 was $1.73 billion as compared with $1.93 billion at June 28, 2002. At September 27, 2002, to support each dollar of current liabilities, the Company had $1.14 of quick assets and $1.12 of other current assets for a total of $2.26 as compared with $2.51 at June 28, 2002. The principal reason for the decrease in working capital and quick ratios noted above is the classification of the $200.0 million 6.45% Notes as current in the first quarter of fiscal 2003 based upon the maturity of these notes in August 2003. See “Capital Structure” and “Liquidity Analysis” above for discussion of the Company’s capital and financing alternatives.

      The Company does not currently have any material commitments for capital expenditures.

Recently Issued Accounting Pronouncements

      In June 2001, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards No. 143 (“SFAS 143”), “Accounting for Asset Retirement Obligations.” SFAS No. 143 became effective for the Company beginning on June 29, 2002 (the first day of fiscal 2003) and provides new criteria for the measurement of a liability for an asset retirement obligation and the associated asset retirement cost. The adoption of SFAS 143 did not have a material effect on the Company’s consolidated financial statements.

      In August 2001, the FASB issued Statement of Financial Accounting Standards No. 144 (“SFAS 144”), “Accounting for the Impairment or Disposal of Long-Lived Assets.” SFAS 144 became effective for the Company on June 29, 2002. SFAS 144 amends and supersedes Statement of Financial Accounting Standards No. 121 (“SFAS 121”), “Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of.” However, SFAS 144 retains the fundamental provisions of SFAS 121 for (a) recognition and measurement of the impairment of long-lived assets to be held and used and (b) measurement of long-lived assets to be disposed of by sale. SFAS 144 also amends and supersedes previous guidance on reporting for discontinued operations. The adoption of SFAS 144 did not have a material effect on the Company’s consolidated financial statements.

      In June 2002, the FASB issued Statement of Financial Accounting Standards No. 146 (“SFAS 146”), “Accounting for Costs Associated with Exit or Disposal Activities.” SFAS 146 supersedes former guidance addressing the financial accounting and reporting for costs associated with exit or disposal activities. SFAS 146 requires that a liability for a cost associated with an exit or disposal activity be recognized and measured when the liability is incurred (as opposed to upon the date of an entity’s commitment to a plan as provided for under previous guidance). The provisions of SFAS 146 will be effective for any exit or disposal activities that are initiated by the Company after December 31, 2002.

Item 3.	Quantitative and Qualitative Disclosures About Market Risk

      See Item 7A in the Company’s Annual Report on Form 10-K for the year ended June 28, 2002 and the “Liquidity and Capital Resources” section of the MD&A in Item 2 of this Form 10-Q.

Item 4.	Controls and Procedures

      The Company’s management, including its Chief Executive Officer and Chief Financial Officer, have evaluated the effectiveness of the Company’s disclosure controls and procedures (as such term is defined in Rules 13a-14(c) and 15d-14(c) under the Securities Exchange Act of 1934 (the “Exchange Act”)) as of a date within 90 days prior to the filing of this quarterly report (the “Evaluation Date”). Based on such evaluation, the Company’s management has concluded that, as of the Evaluation Date, the Company’s disclosure controls and procedures are effective for gathering, analyzing and disclosing the information required to be disclosed in the Company’s periodic reports under the Exchange Act. No significant changes were made in the Company’s internal controls or in other factors that could significantly affect these controls subsequent to the Evaluation Date.

PART II

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

      The Company and the former owners of a Company-owned site in Oxford, North Carolina have entered into a Consent Decree and Court Order with the Environmental Protection Agency (the “EPA”) for the environmental clean-up of the site, the cost of which, according to the EPA’s remedial investigation and feasibility study, was estimated to be approximately $6.3 million, exclusive of $1.5 million in EPA past costs paid by the potentially responsible parties (“PRPs”). Pursuant to a Consent Decree and Court Order entered into between the Company and the former owners of the site, the former owners have agreed to bear at least 70% of the clean-up costs of the site, and the Company will be responsible for not more than 30% of those costs.

      On September 26, 2002, the Company’s Sterling Electronics, Inc. subsidiary (“Sterling”) was added as a defendant in an existing lawsuit by property owners and residents in or near the San Gabriel Valley Superfund Site. Sterling once owned 92.46% of the capital stock of Phaostron, Inc., which has been named as a PRP for contamination at the site. The Complaint, which involves claims related to alleged groundwater contamination in the area, does not clearly specify how Sterling is alleged to be responsible for any environmental contamination. Sterling intends to vigorously defend the case and does not anticipate its ultimate liability, if any, in the matter will be material to its financial position, cash flow or results of operations.

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

      Based on the information known to date, management believes that the Company has appropriately accrued in its financial statements for its share of the costs associated with these environmental clean-up sites.

Item 6.	Exhibits and Reports on Form 8-K

      A.     Exhibits

3A.	Restated Certificate of Incorporation of the Company (incorporated herein by reference to the Company’s Current Report on Form 8-K dated February 12, 2001, Exhibit 3(j))
3B.	By-laws of the Company, effective July 27, 2001 (incorporated herein by reference to the Company’s Current Report on Form 8-K dated September 25, 2001, Exhibit 4)
4.	Note: The total amount of securities authorized under any instrument which defines the rights of holders of the Company’s long-term debt does not exceed 10% of the total assets of the Company and its subsidiaries on a consolidated basis. Therefore, none of such instruments are required to be filed as exhibits to this Report. The Company agrees to furnish copies of such instruments to the Commission upon request.
99.1	Certification by Roy Vallee, Chief Executive Officer, under Section 906 of the Sarbanes-Oxley Act of 2002.
99.2	Certification by Raymond Sadowski, Chief Financial Officer, under Section 906 of the Sarbanes-Oxley Act of 2002.

      B.     Reports on Form 8-K:

      During the first quarter of fiscal 2003, the Company filed the following Current Reports on Form 8-K: (1) Current Report on Form 8-K bearing cover date of July 15, 2002 in which the Company reported under Item 9 that it issued a press release commenting on its upcoming fourth quarter fiscal year 2002 results; (2) Current Report on Form 8-K bearing cover date of July 30, 2002 in which the Company reported under Item 9 that it issued a press release announcing that its fourth quarter and fiscal 2002 corporate update conference call would be held on August 7, 2002; (3) Current Report on Form 8-K bearing cover date of August 7, 2002 in which the Company reported under Item 9 that it issued a press release announcing its fourth quarter and fiscal year 2002 results; and (4) Current Report on Form 8-K bearing cover date of September 26, 2002 in which the Company filed certain exhibits under Item 7 and reported under Item 9 that the Company’s CEO and CFO filed the requisite sworn statements with the Securities and Exchange Commission.

SIGNATURES

      Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

AVNET, INC.
(Registrant)

By:	/s/ RAYMOND SADOWSKI

Raymond Sadowski
Senior Vice President,
Chief Financial Officer and
Assistant Secretary

By:	/s/ JOHN F. COLE

John F. Cole
Controller and
Principal Accounting Officer

Date: November 11, 2002

CERTIFICATION OF CHIEF EXECUTIVE OFFICER

I, Roy Vallee, Chief Executive Officer of Avnet, Inc., certify that:

1.	I have reviewed this quarterly report on Form 10-Q of Avnet, Inc.;

2.	Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3.	Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4.	The registrant’s other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

a.	designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

b.	evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the “Evaluation Date”); and

c.	presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5.	The registrant’s other certifying officer and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of registrant’s board of directors (or persons performing the equivalent function):

a.	all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant’s ability to record, process, summarize and report financial data and have identified for the registrant’s auditors any material weaknesses in internal controls; and

b.	any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal controls; and

6.	The registrant’s other certifying officer and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

/s/ ROY VALLEE

Roy Vallee
Chief Executive Officer

Date: November 11, 2002

CERTIFICATION OF CHIEF FINANCIAL OFFICER

I, Raymond Sadowski, Chief Financial Officer of Avnet, Inc., certify that:

1.	I have reviewed this quarterly report on Form 10-Q of Avnet, Inc.;

2.	Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3.	Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4.	The registrant’s other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

a.	designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

b.	evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the “Evaluation Date”); and

c.	presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5.	The registrant’s other certifying officer and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of registrant’s board of directors (or persons performing the equivalent function):

d.	all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant’s ability to record, process, summarize and report financial data and have identified for the registrant’s auditors any material weaknesses in internal controls; and

e.	any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal controls; and

6.	The registrant’s other certifying officer and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

/s/ RAYMOND SADOWSKI

Raymond Sadowski
Chief Financial Officer

Date: November 11, 2002

EXHIBIT INDEX

Exhibit	Description

3A.	Restated Certificate of Incorporation of the Company (incorporated herein by reference to the Company’s Current Report on Form 8-K dated February 12, 2001, Exhibit 3(j))
3B.	By-laws of the Company, effective July 27, 2001 (incorporated herein by reference to the Company’s Current Report on Form 8-K dated September 25, 2001, Exhibit 4)
4.	Note: The total amount of securities authorized under any instrument which defines the rights of holders of the Company’s long-term debt does not exceed 10% of the total assets of the Company and its subsidiaries on a consolidated basis. Therefore, none of such instruments are required to be filed as exhibits to this Report. The Company agrees to furnish copies of such instruments to the Commission upon request.
99.1	Certification by Roy Vallee, Chief Executive Officer, under Section 906 of the Sarbanes-Oxley Act of 2002.
99.2	Certification by Raymond Sadowski, Chief Financial Officer, under Section 906 of the Sarbanes-Oxley Act of 2002.