Form 10-Q
period 2002-12-27
AVNET INC
filed 2003-01-27
CIK 8858

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE

SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended December 27, 2002

Commission File #1-4224

Avnet, Inc.

Incorporated in New York

IRS Employer Identification No. 11-1890605

2211 South 47th Street, Phoenix, Arizona 85034

(480) 643-2000

      Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days.     Yes ☑     No ☐

      The total number of shares outstanding of the registrant’s Common Stock (net of treasury shares) as of
December 27, 2002                                                            119,421,497 shares.

FORWARD-LOOKING STATEMENTS
PART I FINANCIAL INFORMATION
Item 1. Financial Statements
AVNET, INC. AND SUBSIDIARIES CONSOLIDATED BALANCE SHEETS
AVNET, INC. AND SUBSIDIARIES CONSOLIDATED STATEMENTS OF OPERATIONS
AVNET, INC. AND SUBSIDIARIES CONSOLIDATED STATEMENTS OF CASH FLOWS
AVNET, INC. AND SUBSIDIARIES NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
Item 3. Quantitative and Qualitative Disclosures About Market Risk
Item 4. Controls and Procedures
PART II OTHER INFORMATION
Item 1. Legal Proceedings
Item 4. Submission of Matters to a Vote of Security Holders
Item 6. Exhibits and Reports on Form 8-K
SIGNATURES
CERTIFICATION OF CHIEF EXECUTIVE OFFICER
CERTIFICATION OF CHIEF FINANCIAL OFFICER
INDEX TO EXHIBITS
EX-10.A
EX-10.B
EX-10.C
EX-10.D
EX-10.E
EX-99.1
EX-99.2

AVNET, INC. AND SUBSIDIARIES

INDEX

		Page No.

Forward-Looking Statements		2
PART I. FINANCIAL INFORMATION:
Item 1.	Financial Statements:
	Consolidated Balance Sheets
	December 27, 2002 and June 28, 2002	3
	Consolidated Statements of Operations — Second Quarters and First Halves
	Ended December 27, 2002 and December 28, 2001	4
	Consolidated Statements of Cash Flows — First Halves
	Ended December 27, 2002 and December 28, 2001	5
	Notes to Consolidated Financial Statements	6
Item 2.	Management’s Discussion and Analysis of Financial Conditions and Results of Operations	13
Item 3.	Quantitative and Qualitative Disclosures About Market Risk	23
Item 4.	Controls and Procedures	23
PART II. OTHER INFORMATION:
Item 1.	Legal Proceedings	24
Item 4.	Submission of Matters to a Vote of Security Holders	24
Item 6.	Exhibits and Reports on Form 8-K	25
Signature Page		27
Certification of Chief Executive Officer		28
Certification of Chief Financial Officer		29

FORWARD-LOOKING STATEMENTS

      This Report contains forward-looking statements with respect to the financial condition, results of operations and business of Avnet, Inc. and its subsidiaries (“Avnet” or the “Company”). You can find many of these statements by looking for words like “believes,” “expects,” “anticipates,” “estimates” or similar expressions in this Report or in documents incorporated by reference in this Report.

      These forward-looking statements are subject to numerous assumptions, risks and uncertainties. Factors that may cause actual results to differ materially from those contemplated by the forward-looking statements include the following:

•	Continuation or worsening of the current technology industry down-cycle, particularly the semiconductor sector, would adversely affect Avnet’s operating results.

•	Competitive pressures among distributors of electronic components and computer products may increase significantly through entry of new competitors or otherwise.

•	General economic or business conditions, domestic and foreign, may be less favorable than management expected, resulting in lower sales and declining operating results which can, in turn, impact the Company’s credit ratings, debt covenant compliance and liquidity, as well as the Company’s ability to maintain existing unsecured financing or to obtain new financing whether secured or unsecured.

•	Legislative or regulatory changes may adversely affect the businesses in which Avnet is engaged.

•	Adverse changes may occur in the securities markets.

•	Changes in interest rates and currency fluctuations may reduce Avnet’s profit margins.

•	Avnet may be adversely affected by the allocation of products by suppliers.

      Because forward-looking statements are subject to risks and uncertainties, actual results may differ materially from those expressed or implied by them. Management cautions you not to place undue reliance on these statements, which speak only as of the date of this Report.

      Avnet does not undertake any obligation to update publicly or revise any forward-looking statements, whether as a result of new information, future events or otherwise.

PART I

FINANCIAL INFORMATION

Item 1.     Financial Statements

AVNET, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

	December 27,	June 28,
	2002	2002

	(Unaudited)	(Audited)

	(Thousands, except
	share amounts)
ASSETS:
Current assets:
Cash and cash equivalents	$185,738	$159,234
Receivables, less allowances of $87,047 and $99,073, respectively (Note 3)	1,535,460	1,374,017
Inventories	1,239,344	1,417,305
Other	74,230	254,976

Total current assets	3,034,772	3,205,532
Property, plant and equipment, net	275,671	349,924
Goodwill (Note 4)	846,221	844,597
Other assets	262,028	281,901

Total assets	$4,418,692	$4,681,954

LIABILITIES AND SHAREHOLDERS’ EQUITY:
Current liabilities:
Borrowings due within one year (Note 5)	$483,974	$59,309
Accounts payable	924,860	891,234
Accrued expenses and other	295,046	326,293

Total current liabilities	1,703,880	1,276,836
Long-term debt, less due within one year (Note 5)	906,381	1,565,836
Other long-term liabilities	35,781	34,772

Total liabilities	2,646,042	2,877,444

Commitments and contingencies (Notes 6)
Shareholders’ equity (Notes 7 and 8):
Common stock $1.00 par; authorized 300,000,000 shares; issued 119,443,000 shares and 119,431,000 shares, respectively	119,443	119,431
Additional paid-in capital	569,126	569,437
Retained earnings	1,028,863	1,088,008
Cumulative other comprehensive income (Note 8)	55,379	27,812
Treasury stock at cost, 5,524 shares and 7,422 shares, respectively	(161)	(178)

Total shareholders’ equity	1,772,650	1,804,510

Total liabilities and shareholders’ equity	$4,418,692	$4,681,954

See Notes to Consolidated Financial Statements.

AVNET, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

	Second Quarters Ended		First Halves Ended

	December 27,	December 28,	December 27,	December 28,
	2002	2001	2002	2001

	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)

	(Thousands, except per share data)
Sales	$2,346,665	$2,359,850	$4,520,555	$4,561,045
Cost of sales	2,031,099	2,041,234	3,907,370	3,931,867

Gross profit	315,566	318,616	613,185	629,178
Selling, general and administrative expenses	390,758	294,810	668,424	601,747

Operating income (loss)	(75,192)	23,806	(55,239)	27,431
Other income, net	4,658	3,195	10,596	3,789
Interest expense	(24,306)	(33,101)	(51,337)	(71,172)

Loss before income taxes	(94,840)	(6,100)	(95,980)	(39,952)
Income tax benefit	(36,183)	(3,524)	(36,835)	(18,169)

Loss before cumulative effect of change in accounting principle	(58,657)	(2,576)	(59,145)	(21,783)
Cumulative effect of change in accounting principle (Note 4)	—	—	—	(580,495)

Net loss	$(58,657)	$(2,576)	$(59,145)	$(602,278)

Loss per share before cumulative effect of change in accounting principle (Notes 4 and 9):
Basic	$(0.49)	$(0.02)	$(0.49)	$(0.18)

Diluted	$(0.49)	$(0.02)	$(0.49)	$(0.18)

Net loss per share (Notes 4 and 9):
Basic	$(0.49)	$(0.02)	$(0.49)	$(5.10)

Diluted	$(0.49)	$(0.02)	$(0.49)	$(5.10)

Shares used to compute loss per share (Notes 9):
Basic	119,419	118,135	119,419	117,993

Diluted	119,419	118,135	119,419	117,993

See Notes to Consolidated Financial Statements

AVNET, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

	First Halves Ended

	December 27,	December 28,
	2002	2001

	(Unaudited)	(Unaudited)

	(Thousands)
Cash flows from operating activities:
Net loss	$(59,145)	$(602,278)
Cumulative effect of change in accounting principle (Note 4)	—	580,495

Net loss before cumulative effect of change in accounting principle	(59,145)	(21,783)
Non-cash and other reconciling items:
Depreciation and amortization	47,709	46,664
Deferred taxes	(3,495)	(1,654)
Other, net	79,481	17,807

	64,550	41,034
Changes in (net of effects of businesses acquired):
Receivables	(6,922)	266,086
Inventories	199,351	316,332
Payables, accruals and other, net	194,023	(19,129)

Net cash flows provided from operating activities	451,002	604,323

Cash flows from financing activities:
Repayment under accounts receivable securitization program (Note 3)	(150,000)	—
Issuance of notes in public offering, net of issuance costs	—	394,328
Repayment of notes	—	(528,969)
Repayment of commercial paper and bank debt, net (Note 5)	(257,833)	(360,592)
Repayment of other debt, net (Note 5)	(1,539)	(2,315)
Cash dividends	—	(17,673)
Other, net	(67)	7,469

Net cash flows used for financing activities	(409,439)	(507,752)

Cash flows from investing activities:
Purchases of property, plant and equipment	(16,098)	(45,628)
Acquisition of operations and investments, net	(1,899)	(25,356)

Net cash flows used for investing activities	(17,997)	(70,984)

Effect of exchange rate changes on cash and cash equivalents	2,938	1,265

Cash and cash equivalents:
— increase	26,504	26,852
— at beginning of period	159,234	97,279

— at end of period	$185,738	$124,131

Additional cash flow information (Note 10)

See Notes to Consolidated Financial Statements

AVNET, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

      1.     In the opinion of management, the accompanying unaudited interim consolidated financial statements contain all adjustments necessary, all of which are of a normal recurring nature, except for the cumulative effect of change in accounting principle discussed in note 4 and the special charges discussed in Note 12, to present fairly the Company’s financial position, results of operations and cash flows. For further information, refer to the consolidated financial statements and accompanying notes included in the Company’s Annual Report on Form 10-K for the fiscal year ended June 28, 2002.

      2.     The results of operations for the first half and second quarter ended December 27, 2002 are not necessarily indicative of the results to be expected for the full year.

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

      The Program qualifies for sale treatment under Statement of Financial Accounting Standards No. 140, “Accounting for Transfers and Servicing of Financial Assets and Extinguishment of Liabilities.” As of December 27, 2002 and June 28, 2002, the outstanding balance of securitized accounts receivable held by the third party conduits, net of applicable allowances, totaled $77,172,000 and $324,570,000, respectively, of which the Company’s subordinated retained interest was $27,172,000 and $124,570,000, respectively. Accordingly, $50,000,000 and $200,000,000 of accounts receivable balances were removed from the consolidated balance sheets at December 27, 2002 and June 28, 2002, respectively, with those funds being used to reduce outstanding debt.

      The Program agreement requires the Company to maintain minimum senior unsecured credit ratings in order to continue utilizing the Program in its current form. In December 2002, the Company amended the Program agreement to lower the minimum ratings triggers to Ba2 by Moody’s Investor Services (“Moody’s”) or BB by Standard & Poors (“S&P”).

      4.     Goodwill and impairment:

      The Company adopted Statement of Financial Accounting Standards No. 141 (“SFAS 141”), “Business Combinations” and Statement of Financial Accounting Standards No. 142 (“SFAS 142”), “Goodwill and Other Intangible Assets” during the first half of its prior fiscal year. SFAS 141 requires that all business combinations initiated after June 30, 2001 be accounted for under the purchase method and that certain identifiable intangible assets be recognized as assets apart from goodwill. The Company has no other material identifiable intangible assets besides goodwill. SFAS 142 requires that ratable amortization of goodwill be replaced with periodic tests for goodwill impairment. Therefore, the amortization of goodwill was suspended effective from the adoption date forward and in all periods presented herein.

      The carrying amount of goodwill upon adoption of SFAS 142 on June 30, 2001 was $1,404,863,000, net of accumulated amortization through that date. Under the transitional impairment provisions of SFAS 142, the Company identified and evaluated its reporting units for impairment of goodwill as of June 30, 2001 using a combination of present value and multiple of earnings valuation techniques. The carrying amounts of certain reporting units exceeded their fair values at the date of adoption. As a result, the Company recorded an impairment charge of $580,495,000, which was recorded in the consolidated statement of operations as a cumulative effect of change in accounting principle during the first half ended December 28, 2001.

AVNET, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

      The following table presents the carrying amount of goodwill, by reportable segment, for the first half ended December 27, 2002:

	Electronics	Computer	Applied
	Marketing	Marketing	Computing	Total

	(Thousands)
Carrying value at June 28, 2002	$591,398	$253,199	$—	$844,597
Additions	1,532	—	—	1,532
Other	(50)	142	—	92

Carrying value at December 27, 2002	$592,880	$253,341	$—	$846,221

      The “Other” caption above primarily represents the impact of changes in foreign currency exchange rates on goodwill denominated in currencies other than U.S. dollars.

      During the first quarter of fiscal 2003, the Company and the seller of certain European operations of the VEBA Electronics Group (consisting of EBV, WBC, Atlas Logistics and RKE Systems) resolved certain remaining purchase price contingencies related to this acquisition, which was completed during fiscal 2001. This resolution resulted in a refund to Avnet, totaling approximately $6,486,000, of a portion of the amount paid at the closing of the acquisition. This refunded purchase price was recorded as a reduction in operating expenses in the consolidated statement of operations for the first quarter of fiscal 2003 as the related goodwill had been written off as a result of the transition impairment test performed upon the adoption of SFAS 142.

      5.     External financing:

      Short-term debt consists of the following:

	December 27,	June 28,
	2002	2002

	(Thousands)
Bank credit facilities	$29,962	$54,158
4.5% Convertible Notes due 2004	3,031	3,031
6.45% Notes due August 15, 2003	200,000	—
8.20% Notes due October 17, 2003	250,000	—
Other debt due within one year	981	2,120

Short-term debt	$483,974	$59,309

      Bank credit facilities consist of various committed and uncommitted lines of credit with financial institutions utilized primarily to support the working capital requirements of foreign operations. The weighted average interest rates on the bank credit facilities at both December 27, 2002 and June 28, 2002 were 3.4%.

      As of its acquisition of Kent Electronics Corporation (“Kent”) on June 8, 2001, Avnet assumed Kent’s 4.5% Convertible Notes due 2004 (the “Notes”). During the first quarter of fiscal 2002, virtually all holders of the Notes exercised their put options by selling the Notes back to the Company. As of December 27, 2002 and June 28, 2002, $3,031,000 in Notes remain outstanding. The Company has the right to redeem all remaining Notes upon 30-day prior notice.

AVNET, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

      Long-term debt consists of the following:

	December 27,	June 28,
	2002	2002

	(Thousands)
6.45% Notes due August 15, 2003.	$—	$200,000
8.20% Notes due October 17, 2003	—	250,000
6 7/8% Notes due March 15, 2004	100,000	100,000
7 1/8% Notes due February 15, 2005	360,000	360,000
8.00% Notes due November 15, 2006	400,000	400,000
Syndicated bank credit facilities	—	178,410
Commercial paper	8,300	63,964
Other long-term debt	7,455	6,419

Subtotal	875,755	1,558,793
Fair value adjustment for hedged 8.00% Notes	30,626	7,043

Long-term debt	$906,381	$1,565,836

      During the quarter ended December 27, 2002, the Company amended its syndicated bank credit facilities. Prior to the amendment, the bank credit facilities included: a multi-year credit facility with a syndicate of banks that provided up to $428,750,000 in financing; a 364-day credit facility providing up to $488,750,000 in financing; and a $82,500,000 term loan facility that matured in November 2001. The multi-year credit facility is a three-year revolving, multi-currency facility that matures on October 25, 2004. The Company may select from various interest rate options and maturities under this facility.

      The amended terms of the multi-year credit facility reduce the available borrowings under the facility to $300,000,000. Availability under the facility will increase back to the original $428,750,000 if the Company completes a qualified capital markets transaction for net proceeds of $325,000,000 or more by April 15, 2003. Additionally, the 364-day credit facility was terminated as part of this amendment. There were no drawings on the 364-day credit facility at the time of its termination.

      The amended agreement also modifies the interest coverage ratio, as defined therein, that the Company must maintain through the remaining term of the agreement. The amended agreement did not modify the other financial covenants of the bank credit facilities. The Company was in compliance with all of the covenants at December 27, 2002.

      The amended agreement also contains a “springing lien” provision whereby borrowings under the amended multi-year credit facility will become secured by the inventory held by Avnet and certain of its domestic and foreign subsidiaries, substantially all of Avnet’s domestic real property, certain deposit accounts and certain receivables if the following events occur: (a) the establishment of a debt rating of Ba1 or lower by Moody’s Investor Services (“Moody’s”) or BB+ or lower by Standard and Poor’s (“S&P”); (b) the failure by the Company to consummate a qualified capital markets transaction with net proceeds of $325,000,000 or more by February 14, 2003; and (c) the termination of Avnet’s current accounts receivable securitization program (see Note 3) without simultaneously entering into another securitization with similar terms. The amended terms also call for the lien to spring if the Company draws on the facility at any time prior to February 14, 2003 without having completed a qualified capital markets transaction. There were no borrowings outstanding on the facility at December 27, 2002.

      The amended multi-year credit facility combined with the accounts receivable securitization program provide the Company with total available drawings of $650,000,000 against which the Company had drawn $50,000,000 (all under the accounts receivable securitization program) at December 27, 2002.

AVNET, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

      Outstanding balances under the bank credit facilities at June 28, 2002 consisted primarily of foreign currency borrowings under the multi-year credit facility described above with a weighted average interest rate of 4.4%. The weighted average interest rate on the commercial paper program was 3.5% at December 27, 2002 and 3.7% at June 28, 2002. The Company classifies borrowings under its commercial paper program as long-term as it has the intent and ability to refinance such borrowings under its multi-year credit facility.

      In November 2001, the Company entered into two interest rate swaps (the “Swaps”) with a total notional amount of $400,000,000 in order to hedge the change in fair value of the 8.00% Notes due November 2006 (the “8% Notes”) related to fluctuations in interest rates. These contracts are classified as fair value hedges and mature in November 2006. The Swaps modify the Company’s interest rate exposure by effectively converting the 8.0% fixed rate on the 8% Notes to a floating rate based on three-month U.S. LIBOR plus a spread through their maturities (4.3% at December 27, 2002). The hedged fixed rate debt and the Swaps are adjusted to current market values through interest expense in the accompanying consolidated statements of operations. The Company accounts for the hedges using the shortcut method as defined under Statement of Financial Accounting Standards No. 133, “Accounting for Derivative Instruments and Hedging Activities,” as amended by Statement of Financial Accounting Standards No. 138, “Accounting for Certain Derivative Instruments and Hedging Activities.” Due to the effectiveness of the hedges since inception, the market value adjustments for the hedged debt and the Swaps directly offset one another. The fair value of the Swaps at December 27, 2002 and June 28, 2002 was $30,626,000 and $7,043,000, respectively, and is included in other long-term assets in the accompanying consolidated balance sheets. Additionally, included in long-term debt is a comparable fair value adjustment increasing the total liability by these same amounts.

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

      In connection with the Company’s January 2000 acquisition of 84% of the stock of Eurotronics B.V., which went to market as SEI, the Company entered into a share purchase agreement with the sellers that called for an additional payment of cash or common stock of the Company if the Company’s share price does not reach a specified minimum by January 2004. This guarantee would result in an additional payment to the sellers of approximately $80,600,000 based upon the Company’s stock price as of December 27, 2002.

      7.     Number of shares of common stock reserved for stock option and stock incentive programs as of
December 27, 2002:                                                         12,769,748

      8.     Comprehensive income (loss):

	Second Quarters Ended		First Halves Ended

	December 27,	December 28,	December 27,	December 28,
	2002	2001	2002	2001

	(Thousands)
Net loss	$(58,657)	$(2,576)	$(59,145)	$(602,278)
Foreign currency translation adjustments	39,085	(27,834)	27,567	9,343

Total comprehensive loss	$(19,572)	$(30,410)	$(31,578)	$(592,935)

AVNET, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

      9.     Loss per share:

	Second Quarters Ended		First Halves Ended

	December 27,	December 28,	December 27,	December 28,
	2002	2001	2002	2001

	(Thousands, except per share data)
Numerator:
Loss before cumulative effect of change in accounting principle	$(58,657)	$(2,576)	$(59,145)	$(21,783)
Cumulative effect of change in accounting principle	—	—	—	(580,495)

Net loss	$(58,657)	$(2,576)	$(59,145)	$(602,278)

Denominator:
Weighted average common shares for basic and diluted loss per share	119,419	118,135	119,419	117,993

Basic and diluted loss per share:
Loss before cumulative effect of change in accounting principle	$(0.49)	$(0.02)	$(0.49)	$(0.18)
Cumulative effect of change in accounting principle	—	—	—	(4.92)

Net loss per basic and diluted share	$(0.49)	$(0.02)	$(0.49)	$(5.10)

      The 4.5% convertible notes are excluded from the computation of loss per share in each period presented as the effects were antidilutive. Additionally, in the second quarter and first half ended December 27, 2002, the effects of approximately 11,101,000 shares, and in the second quarter and first half ended December 28, 2001, the effects of approximately 11,231,000 shares, related to stock options and restricted stock awards are excluded from the determination of the weighted average common shares for diluted loss per share shown above as the effects were antidilutive.

      10.     Additional cash flow information:

      Other non-cash and other reconciling items primarily include the provision for doubtful accounts and certain non-cash special charges (see Note 12).

      Interest and income taxes paid (refunded) during the first halves of fiscal 2003 and 2002 were as follows:

	First Halves Ended

	December 27,	December 28,
	2002	2001

	(Thousands)
Interest	$51,840	$71,030
Income taxes	(159,985)	11,701

      The refund during the first half ended December 27, 2002 relates to a tax benefit recorded during fiscal 2002 for which cash was received during the current period related to certain foreign losses that were deductible in the United States.

AVNET, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

      11.     Segment information:

	Second Quarters Ended		First Halves Ended

	December 27,	December 28,	December 27,	December 28,
	2002	2001	2002	2001

	(Thousands)
Sales:
Electronics Marketing	$1,204,074	$1,171,915	$2,445,840	$2,409,521
Computer Marketing	682,910	704,797	1,215,120	1,276,752
Applied Computing	459,681	483,138	859,595	874,772

	$2,346,665	$2,359,850	$4,520,555	$4,561,045

Operating income (loss):
Electronics Marketing	$22,511	$(1,800)	$37,192	$(6,769)
Computer Marketing	16,060	23,036	23,216	33,874
Applied Computing	5,602	16,975	8,871	31,475
Corporate	(12,600)	(14,405)	(17,753)	(31,149)

	31,573	23,806	51,526	27,431
Special Charges	(106,765)	—	(106,765)	—

	$(75,192)	$23,806	$(55,239)	$27,431

Sales, by geographic area:
Americas	$1,313,782	$1,447,065	$2,586,891	$2,792,483
EMEA	790,125	746,099	1,479,342	1,440,352
Asia	242,758	166,686	454,322	328,210

	$2,346,665	$2,359,850	$4,520,555	$4,561,045

	December 27,	June 28,
	2002	2002

	(Thousands)
Assets:
Electronics Marketing	$2,738,241	$2,940,788
Computer Marketing	936,809	888,190
Applied Computing	435,820	513,840
Corporate	307,822	339,136

	$4,418,692	$4,681,954

Assets, by geographic area:
Americas	$2,723,458	$2,892,410
EMEA	1,302,666	1,443,996
Asia	392,568	345,548

	$4,418,692	$4,681,954

      The Company manages its business based upon the operating results of its three operating units before special charges (see Note 12). During the quarter ended December 27, 2002, the approximate unallocated special charges related to Electronics Marketing, Computer Marketing and Applied Computing, respectively,

AVNET, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

were $84,096,000, $19,103,000 and $2,209,000. The remaining special charges recorded during the current fiscal year relate to corporate activities.

      Beginning in fiscal 2003, the Company allocated its remaining goodwill, previously included in the total assets for “Corporate,” to the applicable segment level in order to better evaluate and measure performance of its segment operations. The asset information as of June 28, 2002 in the table above has been reclassified to disclose this information on a basis consistent with the current year presentation.

      12.     Special charges:

      During the second quarter ended December 27, 2002, the Company executed certain actions as part of its ongoing cost reduction initiatives and, accordingly, recorded a special charge totaling $106,765,000 pre-tax, $65,749,000 after tax, or $0.55 per diluted share for the second quarter and for the year to date. The entire pre-tax charge is included in selling, general and administrative expenses in the accompanying statements of operations. The charge consisted of severance costs ($21,700,000 pre-tax), charges related to the consolidation of selected facilities ($37,359,000 pre-tax) and charges related to certain IT-related initiatives ($47,706,000 pre-tax).

      Severance costs and charges related to the consolidation of selected facilities were taken during the quarter in response to the current business environment. During the quarter, management identified a number of facilities worldwide to be consolidated into other existing facilities. The charges relate to reserves for remaining non-cancelable lease obligations, write-downs of the carrying value of certain owned facilities and write-downs of owned assets located in these leased and owned facilities that have been or will be vacated. Additionally, workforce reductions at these and other facilities worldwide resulted in terminations of more than 750 personnel and the related severance charges. Also during the second quarter of fiscal 2003, management evaluated and elected to discontinue a number of IT-related initiatives that, in light of recent business restructurings, no longer meet the Company’s return on investment standards for continued use or development. The charges relate to the write-off of capitalized hardware, software and software licenses.

      Of the special charge of $106,765,000, $59,027,000 represented non-cash asset writedowns and $47,738,000 requires the use of cash, of which $6,763,000 had been expended as of December 27, 2002. The unutilized portion of the fiscal 2003 special charge at December 27, 2002 relates to severance accruals, substantially all of which are expected to be utilized by the end of fiscal 2003, and contractual lease commitments, substantially all of which are scheduled to be utilized by the end of fiscal 2006. The unutilized portion of special charges recorded prior to fiscal 2003 relate primarily to contractual lease commitments, substantially all of which are scheduled to be utilized by the end of fiscal 2007.

      The following table summarizes the Company’s special charge activity during the first half ended December 27, 2002:

					Acquisition
	Severance	Facility	IT-Related	Reorganization	Integration
	Costs	Exit Costs	Costs	Costs	Costs	Total

	(Thousands)
Balance at June 28, 2002	$—	$—	$—	$8,075	$21,322	$29,397
Fiscal 2003 activity	21,700	37,359	47,706	—	—	106,765
Amounts utilized	5,274	13,032	47,484	6,161	5,156	77,107

Balance at December 27, 2002	$16,426	$24,327	$222	$1,914	$16,166	$59,055

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

      For a description of the Company’s critical accounting policies and an understanding of the significant factors that influenced the Company’s performance during the second quarters and first halves ended December 27, 2002 and December 28, 2001, this “Management’s Discussion and Analysis of Financial Condition and Results of Operations” (“MD&A”) should be read in conjunction with the consolidated financial statements, including the related notes, appearing in Item 1 of this Report as well as the Company’s Annual Report on Form 10-K for the year ended June 28, 2002.

OVERVIEW

Organization

      Avnet, Inc. and its subsidiaries (the “Company” or “Avnet”) is the world’s largest industrial distributor, based on latest fiscal year sales, of electronic components, enterprise network and computer equipment and embedded subsystems. Avnet creates a vital link in the chain that currently connects over 250 of the world’s leading electronic component and computer product manufacturers to a global customer base of over 100,000 original equipment manufacturers (“OEMs”), contract manufacturers, value-added resellers (“VARs”) and end-users. Additionally, Avnet provides engineering design, material management and logistic services, system integration and configuration, and supply chain advisory services. The Company currently consists of three operating groups, Electronics Marketing (“EM”), Computer Marketing (“CM”) and Applied Computing (“AC”), each with operations in the major economic regions of the world: the Americas; EMEA (Europe, Middle East and Africa); and Asia. A brief summary of each group is provided below:

•	EM markets and sells semiconductors; interconnect, passive and electromechanical devices; and radio frequency (“RF”)/microwave components. EM markets and sells its products and services to all sizes of customers, spread across end-markets including communications, computer hardware and peripheral, industrial and manufacturing, medical equipment, and military and aerospace. EM also offers an array of value-added services to its customers, such as supply-chain management, engineering design, inventory replenishment systems, connector and cable assembly and semiconductor programming.

•	CM markets and sells enterprise computing products and value-added services, including mid- to high-end servers, storage and networking solutions. CM markets and sells its products and services to the VAR channel and corporate enterprise computing customers.

•	AC markets and sells products and solutions including the latest computer component technologies and embedded systems and technical services, such as product prototyping, configuration, integration and other value-added services. AC markets and sells computer components and services to PC builders and manufacturers of application-specific embedded computing solutions in the non-PC marketplace. Primary end-markets include medical equipment, communications, industrial and manufacturing, and digital creation.

RESULTS OF OPERATIONS

Sales

      The table below provides period sales for the Company and its operating groups:

Period Sales by Operating Group and Geography

	Q2-03	Q1-03	Sequential	Q2-02	Year-Year
	(Dec – 02)	(Sep – 02)	% Change	(Dec – 01)	% Change

	(Dollars in thousands)
Avnet, Inc.	$2,346,665	$2,173,890	7.9%	$2,359,850	(0.6)%
EM	1,204,074	1,241,766	(3.0)	1,171,915	2.7
CM	682,910	532,210	28.3	704,797	(3.1)
AC	459,681	399,914	14.9	483,138	(4.9)
EM
Americas	$584,830	$661,800	(11.6)%	$675,129	(13.4)%
EMEA	405,948	394,001	3.0	358,988	13.1
Asia	213,296	185,965	14.7	137,798	54.8
CM
Americas	$567,947	$440,303	29.0%	$559,669	1.5%
EMEA	105,455	81,706	29.1	135,435	(22.1)
Asia	9,508	10,201	(6.8)	9,693	(1.9)
AC
Americas	$161,005	$171,006	(5.8)%	$212,267	(24.1)%
EMEA	278,722	213,510	30.5	251,676	10.7
Asia	19,954	15,398	29.6	19,195	4.0
Totals by Region
Americas	$1,313,782	$1,273,109	3.2%	$1,447,065	(9.2)%
EMEA	790,125	689,217	14.6	746,099	5.9
Asia	242,758	211,564	14.7	166,686	45.6

      The electronic component and computer industries continued operating through a stable, but relatively weak technology marketplace during the second quarter of fiscal 2003. A large portion of Avnet’s revenues come from sales of semiconductors, which are highly cyclical. Avnet’s sales, specifically within EM, closely follow the strength or weakness of the semiconductor market. Consolidated sales of $2.35 billion were down $13.2 million, or 0.6%, in comparison with the prior year second quarter consolidated sales of $2.36 billion.

      EM sales of $1.20 billion in the second quarter of fiscal 2003 were up $32.2 million, or 2.7%, over the prior year second quarter. The largest contributor to this growth in EM sales was significantly stronger sales results in Asia, as more moderate growth in EMEA was offset by weaker sales in the Americas. The $75.5 million, or 54.8%, year-over-year growth in EM sales in Asia is indicative of that region’s continually growing presence in the electronic component and computer products industry, which is further discussed below. Worldwide CM sales of $682.9 million were down $21.9 million, or 3.1%, mostly due to declines in EMEA, and AC sales of $459.7 million were down $23.5 million, or 4.9%, mostly due to declines in the Americas. The year-over-year declines in the two computer groups offset the gains for EM discussed above.

      Avnet’s second fiscal quarter is traditionally the strongest quarter for the two computing businesses (CM and AC). The sequential improvement in these two groups helped to yield a $172.8 million, or 7.9%, increase in consolidated sales as compared to the first quarter of fiscal 2003. CM worldwide sales of $682.9 million were up $150.7 million, or 28.3%, as compared with the first quarter of fiscal 2003. This increase was due primarily to strength in CM’s computer hardware, storage and software product lines. AC worldwide sales of

$459.7 million were up $59.8 million, or 14.9%, as compared with the first quarter of fiscal 2003. These increases were due primarily to strong demand for microprocessors, which was most evident in EMEA and Asia. These regional sequential improvements in AC were offset in part by a decline in the Americas, which is attributable primarily to management’s strategic decision to exit some low-profit, low return-on-capital-employed business relationships. The sequential quarterly increases at CM and AC more than offset the worldwide sequential decline in EM sales of $37.7 million, or 3.0%. EM’s sequential decline is most evident in the Americas due to continued weakness in demand for components, which was compounded by the decision of many OEMs to shut down their manufacturing operations in advance of and through the year-end holidays. Sequential improvement in EMEA and Asia helped to offset a portion of the decline in the Americas, with the strength of Asia due primarily to healthier markets driven by strong demand in the consumer and automotive markets served by OEMs in Asia.

      As a result of the growth of Avnet’s foreign sales as a percentage of consolidated sales, Avnet’s business is increasingly exposed to risks of operating internationally. During the second quarter of fiscal 2003, revenue by region depicts the continued relative importance of the Asia region, which increased to 10.3% of consolidated sales across all three operating groups, up from 7.1% in the same quarter of fiscal 2002. The Company expects the Asia region to continue to be a primary growth driver for Avnet as this region is becoming a more vital link in the technology supply chain. As a result, the trend of growth of the Asia region as a percentage of consolidated sales will likely continue as the Company continues to invest in that region, specifically in the Peoples’ Republic of China, where the Company continues to enhance its already established position. As a result of the 2001 acquisition of Sunrise Technology Ltd. and the organic growth of Avnet’s existing businesses in the Peoples Republic of China and other parts of Asia, management feels Avnet is well positioned to capitalize on the transition of Americas-based OEM customers to Asia.

      Consolidated sales for the first half of fiscal 2003 were $4.52 billion, down slightly by $40.5 million, or 0.9%, as compared with $4.56 billion in the first half of fiscal 2002. EM sales of $2.45 billion for the first half of fiscal 2003 were up $36.3 million, or 1.5%, as compared with the first half of fiscal 2002. CM sales of $1.22 billion and AC sales of $859.6 million in the first half of fiscal 2003 were down 4.8% and 1.7%, respectively, as compared with the prior year first half sales for these operating groups.

Gross Profit Margins

      Consolidated gross profit margins for the second quarter of fiscal 2003 of 13.45% were essentially flat in comparison to the 13.50% gross profit margins in the second quarter of fiscal 2002. Gross profit margins were down sequentially by 24 basis points from 13.69% in the first quarter of fiscal 2003. The sequential decline in consolidated gross profit margin was attributable to the increased volume of lower gross profit margin computer product sales from the CM and AC business units. EM accounted for 51.3% of consolidated sales in the second quarter of fiscal 2003 and the combined computer businesses of CM and AC accounted for the remaining 48.7%. This compares with EM accounting for 57.1% of consolidated sales in the first quarter of fiscal 2003 with the combined computer businesses accounting for the remaining 42.9%.

      The mix-of-business shift in favor of the computer products businesses is indicative of the intensely cyclical nature of the electronic component industry. During the peak of the last semiconductor up-cycle (the third quarter of fiscal 2000 through the fourth quarter of fiscal 2001), EM accounted for approximately 67% of consolidated revenues, as compared with the down-cycle time period (the first quarter of fiscal 2002 through the current quarter) where EM has accounted for approximately 54% of consolidated revenues. During these same periods, average gross profit margins were 15.12% during the cycle peak and 13.82% during the cycle trough — a difference of 130 basis points due to the shift in mix-of-business. Management expects that relatively higher gross profit margins previously enjoyed during the last up-cycle are achievable again once the current industry down-cycle comes to an end and the components business again represents a larger share of consolidated revenues.

      Consolidated gross profit margins in the first half of fiscal 2003 were 13.56% as compared with 13.79% in the first half of fiscal 2002. This 23 basis point decrease in gross profit margins is due to the same mix-of-business issue described above.

Operating Expenses

      Operating expense, before special charges further discussed below, totaled $284.0 million ($390.8 million including special charges) for the second quarter of fiscal 2003 as compared with $294.8 million in the second quarter of fiscal 2002 and $277.7 million in the prior sequential quarter. The decline in operating expenses from the prior year second quarter is primarily a result of the Company’s ongoing cost reduction initiatives further discussed below, much of which resulted from certain reorganizations of the Company’s operations that took place during the fourth quarter of fiscal 2002. These cost reduction initiatives are more fully described in the Company’s Annual Report on Form 10-K for the year ended June 28, 2002. These cost reductions are offset in part by a stronger Euro in the current fiscal year. On a sequential basis, the slightly higher operating expenses in the second quarter of fiscal 2003 are primarily a result of the favorable impact in the first quarter of fiscal 2003 related to the resolution of certain purchase price contingencies associated with the acquisition of the VEBA Electronics Group (consisting of EBV, WBC, Atlas Logistics and RKE Systems, collectively the “VEBA Group”). This resolution resulted in a refund of approximately $6.5 million to Avnet from the seller of the VEBA Group representing a portion of the amount paid at closing. This refund was recorded as a reduction of operating expenses as the goodwill related to the VEBA Group had been written off during fiscal 2002 upon the adoption of Statement of Financial Accounting Standards No. 142 (“SFAS 142”), “Goodwill and Other Intangible Assets.” Excluding the impact of this item, operating expense dollars are essentially flat on a sequential quarterly basis as a portion of the benefit of the cost cutting actions described below were offset by higher expenses to support the significantly higher sales and gross profits during the second quarter of fiscal 2003.

      Operating expenses, before special charges, as a percentage of sales in the second quarter of fiscal 2003 were 12.1%, down from 12.5% in the second quarter of fiscal 2002 and 12.8% in the prior sequential quarter. Including special charges, operating expenses in the second quarter of fiscal 2002 were 16.7% of sales. The decline in operating expenses as a percentage of sales is a result of ongoing expense reduction plans implemented during this and prior quarters. Beginning with the second quarter of fiscal 2001, management has reduced quarterly operating expenses, before special charges, by nearly $75.0 million per quarter. If the impact of the change in foreign currency exchange rates on the translation of foreign currency denominated financial statements into U.S. dollars since the second quarter of fiscal 2001 were excluded, the savings would total approximately $89.0 million per quarter. This reduction takes into account a pro forma adjustment of $15.7 million to increase the actual reported expenses in the second quarter of fiscal 2001 to account for the impact of the operations of the VEBA Group, which were acquired partway through that quarter. Additionally, the pro forma adjustments to operating expenses remove the goodwill amortization expense of $8.8 million for periods prior to the beginning of fiscal 2002, the Company’s adoption date for SFAS 142 (see Note 4 to the accompanying consolidated financial statements appearing in Item 1 of this Report), in order to be consistent with the current method of accounting under SFAS 142 whereby goodwill is no longer amortized.

      During the second quarter of fiscal 2003, the Company executed certain actions as part of its ongoing cost reduction initiatives and, accordingly, recorded a special charge totaling $106.7 million pre-tax, $65.7 million after tax, or $0.55 per diluted share for the second quarter and for the year to date. The entire pre-tax charge is included in selling, general and administrative expenses in the accompanying statements of operations. The charge consisted of severance costs ($21.7 million pre-tax), charges related to the consolidation of selected facilities ($37.3 million pre-tax) and charges related to certain IT-related initiatives ($47.7 million pre-tax).

      Severance costs and charges related to the consolidation of selected facilities were taken during the quarter in response to the current business environment. During the quarter, management identified a number of facilities worldwide to be consolidated into other existing facilities. The charges relate to reserves for remaining non-cancelable lease obligations, write-downs of the carrying value of certain owned facilities and write-downs of owned assets located in the applicable leased and owned facilities. Additionally, workforce reductions at these and other facilities worldwide resulted in terminations of more than 750 personnel and the related severance charges.

      Also during the second quarter of fiscal 2003, management evaluated and elected to discontinue a number of IT-related initiatives that, in light of recent business restructurings, no longer meet the Company’s return on investment standards for continued use or development. The charges relate to the write off of capitalized hardware, software and software licenses.

      Management estimates that future annualized cost reductions from the special charge activity in the second quarter of fiscal 2003 will be in excess of $90 million on an annualized basis. Of that amount, approximately $80 million of annualized expenses were removed from the business during the quarter ended December 27, 2002 and will thus be reflected in the Company’s third fiscal quarter results with the remaining annualized impact taking effect in full during the fourth quarter of fiscal 2003.

      Of the special charge of $106.7 million, $59.0 million represented non-cash writedowns and $47.7 million requires the use of cash, of which $6.8 million had been expended as of December 27, 2002. The unutilized portion of the fiscal 2003 special charge at December 27, 2002 relates to severance accruals, substantially all of which are expected to be utilized by the end of fiscal 2003, and contractual lease commitments, substantially all of which are scheduled to be utilized by the end of fiscal 2006. The unutilized portion of special charges recorded prior to fiscal 2003 relate primarily to contractual lease commitments, substantially all of which are scheduled to be utilized by the end of fiscal 2007.

      Operating expenses, before special charges, for the first half of fiscal 2003 were $561.7 million ($668.4 million including special charges) down significantly as compared with $601.7 million in the first half of fiscal 2002. This 6.7% decrease in operating expenses exceeded the pace of the 0.9% decline in consolidated sales over the same comparative periods. As a result, consolidated operating expenses, before special charges, as a percentage of consolidated sales were 12.4% in the first half of fiscal 2003 as compared with 13.2% in the first half of fiscal 2002.

Operating Income (Loss)

      The following table provides consolidated and group operating income (loss) margins, before and after special charges, for the December 2002 quarter and compares these results to prior sequential and year-over-year quarterly results.

Quarterly Operating Income (Loss) Margin Analysis

By Operating Unit

			Sequential		Year-Year
	Q2-03	Q1-03	Basis Point	Q2-02	Basis Point
	(Dec – 02)	(Sep – 02)	Change	(Dec – 01)	Change

Before Special Charges
Avnet, Inc.	1.35%	0.92%	43	1.01%	34
EM	1.87	1.18	69	(0.15)	202
CM	2.35	1.34	101	3.27	(92)
AC	1.22	0.82	40	3.51	(229)
After Special Charges
Avnet, Inc.	(3.20)%	0.92%	(412)	1.01%	(421)
EM	(5.11)	1.18	(629)	(0.15)	(496)
CM	(0.45)	1.34	(179)	3.27	(372)
AC	0.74	0.82	(8)	3.51	(277)

      Consolidated operating income, before special charges, was $31.6 million (1.35% of consolidated sales) in the second quarter of fiscal 2003 as compared to $23.8 million (1.01% of consolidated sales) in the second quarter of fiscal 2002 and $20.0 million (0.92% of consolidated sales) in the prior sequential quarter. Including special charges incurred in the second quarter of fiscal 2003, the Company recorded an operating loss of $75.2 million, or 3.20% of consolidated sales.

      Consolidated operating income, before special charges, was $51.5 million (1.14% of consolidated sales) in the first half of fiscal 2003 as compared to $27.4 million (0.60% of consolidated sales) in the first half of fiscal

2002. Including special charges incurred in the second quarter of fiscal 2003, the Company recorded an operating loss of $55.2 million (1.2% of consolidated sales) in the first half of fiscal 2003. This improvement in operating income and operating income margin, before special charges, during the comparative first halves is also indicative of the cost reduction efforts discussed previously.

Interest Expense

      Interest expense of $24.3 million for the second quarter of fiscal 2003 was down significantly from $33.1 million in the prior year second quarter and down from $27.0 million in the prior sequential quarter. The Company has experienced interest expense reductions in six of the last seven quarters, with five consecutive quarterly reductions in interest expense prior to the slight increase in the first quarter of fiscal 2003 as compared with the fourth quarter of fiscal 2002. These reductions are attributed specifically to the significant reductions of debt and, to a lesser extent, lower interest rates. Since the end of December 2000, the Company has reduced total debt by approximately $1.88 billion, including amounts outstanding under the accounts receivable securitization program as debt. This debt reduction has had a similar impact on the interest expense for the first half of fiscal 2003, which was $51.3 million, as compared to $71.2 million in the first half of fiscal 2002.

Net Income (Loss) Before Cumulative Effect of Change in Accounting Principle

      The following table summarizes the Company’s net income (loss), both before and after special charges and the cumulative effect of change in accounting principle, for the December 2002 quarter in comparison to prior sequential and year-over-year results:

Quarterly Net Income (Loss)

	Q2-03	Q1-03	Q2-02
	(Dec – 02)	(Sep – 02)	(Dec – 01)

	(Thousands, except per share
	information)
Before special charges
Net income (loss)	$7,092	$(488)	$(2,576)
Per share basis:
Basic and diluted	$0.06	$—	$(0.02)
After special charges
Net loss	$(58,657)	$(488)	$(2,576)
Per share basis:
Basic and diluted	$(0.49)	$—	$(0.02)

      As a result of the operational performance and other factors described in preceding sections of this MD&A, the consolidated net income, excluding special charges, for the second quarter of fiscal 2003 was $7.1 million or $0.06 per share on a diluted basis. This compares with a second quarter fiscal 2002 loss of $2.6 million, or $0.02 per share on a diluted basis and a net loss of $0.5 million, essentially breakeven on a per diluted share basis, in the prior sequential quarter.

      Net income, before special charges, was $6.6 million for the first half of fiscal 2003, or $0.06 per share on a diluted basis. This compares with a loss, excluding the cumulative effect of change in accounting principle associated with the adoption of SFAS 142, of $21.8 million, or $0.18 per share on a diluted basis, in the first half of fiscal 2002. Including the cumulative effect of change in accounting principle, the Company recorded a net loss of $602.3 million, or $5.10 per share on a diluted basis, in the first half of fiscal 2002.

LIQUIDITY AND CAPITAL RESOURCES

Cash Flow

      During the first half of fiscal 2003, cash generated from income before depreciation, amortization, deferred taxes and other non-cash items (including provisions for doubtful accounts and non-cash special charges) totaled $64.6 million. During that period, $386.4 million was generated by reductions in working capital (excluding cash and cash equivalents), resulting in net cash flow from operations of $451.0 million. In addition, the Company used $13.2 million for other normal business operations including purchases of property, plant and equipment ($16.1 million) net of cash generated by other items ($2.9 million). This resulted in $437.8 million, net, being generated from normal business operations. Also during the first half of fiscal 2003, the Company used $1.9 million for acquisitions. This overall net generation of cash of $435.9 million was used to repay $150.0 million under the accounts receivable securitization program and to repay $259.4 million in debt with a resulting net increase in cash and cash equivalents of $26.5 million.

Capital Structure and Contractual Obligations

      The following table summarizes the Company’s capital structure as of the end of the first half of fiscal 2003 with a comparison to fiscal 2002 year-end:

Capital Structure

	December 27,	June 28,
	2002	2002

	(Thousands)
Short-term debt	$483,974	$59,309
Long-term debt	906,381	1,565,836

Total debt	1,390,355	1,625,145
Shareholders’ equity	1,772,650	1,804,510

Total capitalization	$3,163,005	$3,429,655

      The table above excludes amounts outstanding under Avnet’s accounts receivable securitization program. These amounts totaled $50.0 million and $200.0 million at December 27, 2002 and June 28, 2002, respectively. See Note 3 to the Consolidated Financial Statements appearing in Item 1 of this Report.

      For a description of the Company’s long-term debt and lease commitments for the next five years and thereafter, see Long-Term Contractual Obligations appearing in Item 7 in the Company’s Annual Report on Form 10-K. With the exception of paydowns of debt obligations discussed herein and regularly scheduled lease payments, there are no material changes to this information.

      In connection with the Company’s January 2000 acquisition of 84% of the stock of Eurotronics B.V., which went to market as SEI, the Company entered into a share purchase agreement with the sellers that called for an additional payment of cash or common stock of the Company if the Company’s share price does not reach a specified minimum by January 2004. This guarantee would result in an additional payment to the sellers of approximately $80.6 million based upon the Company’s stock price as of December 27, 2002.

Financing

      During the quarter ended December 27, 2002, the Company amended its syndicated bank credit facilities. Prior to the amendment, the bank credit facilities included: a multi-year credit facility with a syndicate of banks that provided up to $428.75 million in financing; a 364-day credit facility providing up to $488.75 million in financing; and a $82.5 million term loan facility that matured in November 2001. The multi-year credit facility is a three-year revolving, multi-currency facility that matures on October 25, 2004. The Company may select from various interest rate options and maturities under this facility.

      The amended terms of the multi-year credit facility reduce the available borrowings under the facility to $300.0 million. Availability under the facility will increase back to the original $428.75 million if the Company completes one or more qualified capital markets transaction with combined net proceeds of $325.0 million or more by April 15, 2003. Additionally, the 364-day credit facility was terminated as part of this amendment. There were no drawings on the 364-day credit facility at the time of its termination.

      The amended agreement also modifies the interest coverage ratio, as defined therein, that the Company must maintain through the remaining term of the agreement. The amended agreement did not modify the other financial covenants of the bank credit facilities. The Company was in compliance with all of the covenants at December 27, 2002.

      The amended agreement also contains a “springing lien” provision whereby borrowings under the amended multi-year credit facility will become collateralized by certain assets of the Company and its subsidiaries if certain events occur. These events include: (a) the establishment of a debt rating of Ba1 or lower by Moody’s Investor Services (“Moody’s”) or BB+ or lower by Standard and Poor’s (“S&P”); (b) the failure by the Company to consummate a qualified capital markets transaction with net proceeds of $325.0 million or more by February 14, 2003; and (c) the termination of Avnet’s current accounts receivable securitization program (see Notes to Consolidated Financial Statements) without simultaneously entering into another securitization with similar terms. The amended terms also call for the lien to spring if the Company draws on the facility at any time prior to February 14, 2003 without having completed a qualified capital markets transaction. There were no borrowings outstanding on the facility at December 27, 2002.

      The amended multi-year facility does not prohibit the Company from drawing upon its availability, if needed, to pay down outstanding debt obligations as they come due.

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

      In November 2001, the Company issued $400.0 million of 8.0% Notes due November 15, 2006 (the 8% Notes). The net proceeds received by the Company from the sale of the 8% Notes were approximately $394.3 million after deduction of the underwriting discounts and other expenses associated with the sale. The net proceeds from the 8% Notes were used to repay commercial paper and other short-term indebtedness. The 8% Notes are hedged with two interest rate swaps as discussed in Note 5 to the consolidated financial statements appearing in Item 1 of this Report. The swaps effectively convert the 8% Notes from a fixed rate to a floating rate based upon U.S. LIBOR plus a spread. The Company accounts for the hedges using the shortcut method as defined under Statement of Financial Accounting Standards No. 133, “Accounting for Derivative Instruments and Hedging Activities,” as amended by Statement of Financial Accounting Standards No. 138, “Accounting for Certain Derivative and Hedging Activities.” Due to the effectiveness of the hedges since inception, the market value adjustments for the hedged 8% Notes and for the swaps directly offset one another in interest expense.

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

Covenants and Conditions

      The amended multi-year credit agreement described above contains certain covenants with various limitations on total debt, capital expenditures, investments and acquisitions, and require that net worth, interest coverage and other ratios be maintained at specific levels. Similarly, the receivable securitization program contains certain covenants relating to the quality of the receivables sold under the program. If these conditions are not met, the Company may not be able to borrow any additional funds under these facilities and the lenders generally have the right to accelerate any amounts outstanding. Circumstances that could affect the Company’s ability to meet the required financial covenants and conditions in its various financing arrangements include the duration and depth of the current economic downturn and its impact on profitability, perceived financial strength or weakness by credit rating agencies and various other economic, market and industry factors. The Company was in compliance with all covenants for these facilities at December 27, 2002.

      The Company is also required to maintain minimum senior unsecured credit ratings in order to continue using the receivable securitization program in its present form. If the Company’s credit rating is reduced to Ba2 or lower by Moody’s or BB or lower by S&P — two grades below the Company’s current rating levels, the Company may be in default under the securitization program. Both the bank credit facility and the securitization program contain certain standard cross-default provisions, meaning that if there is a default under one facility, such as a covenant breach or a credit ratings trigger, that default can also trigger a default under the other facility. If any event of default occurs, the Company would either have to negotiate with the lenders to modify the facilities or pay off all amounts outstanding, terminate the facilities and, if necessary, seek alternative financing.

      There are no other material financial or non-financial covenants associated with Avnet’s bank credit facilities or notes described in “Financing” above.

      See “Liquidity Analysis” for further discussion of the Company’s availability under these various facilities.

Liquidity Analysis

      Under its two primary borrowing facilities (the multi-year credit facility and the accounts receivable securitization program) the Company has total borrowing capacity of $650.0 million against which amounts outstanding at December 27, 2002 total $50.0 million (all under the accounts receivable securitization program), leaving available capacity of $600.0 million. The Company also has an additional $185.7 million of cash and cash equivalents on hand at December 27, 2002. The Company is not restricted in its ability to use the current multi-year bank credit facility or the accounts receivable securitization program to liquidate debt upon maturity, if needed. The Company is only restricted from using these facilities to pay off its public debt prior to maturity. The Company is also considering other financing alternatives, the proceeds from which will be used to pre-fund all or part of the senior notes maturing during calendar 2003. Specifically, the Company is evaluating opportunities to complete a capital markets transaction. The Company may also pursue a new, larger securitized borrowing facility, and use the proceeds to liquidate the two primary existing financing facilities and pre-fund any additional needs related to the notes maturing in calendar 2003. The Company is considering such a facility as part of its long-term capital structure as it may provide a more efficient way to finance a cyclical business like that of Avnet. Should markets recover and revenue growth begin to increase, management believes cash generation from the financing alternative it selects, anticipated profits from the Company’s operations, and the available liquidity discussed above, are more than sufficient to cover any capital required to fund its maturing debt obligations and any other normal operational requirements.

      The following table highlights the Company’s liquidity ratios as of the end of the second quarter of fiscal 2003 with a comparison to the fiscal 2002 year-end:

Comparative Analysis Liquidity*

	December 27,	June 28,
	2002	2002	% Change

	(Dollars in thousands)
Current assets	$3,034,772	$3,205,532	(5.3)%
Quick assets	1,721,198	1,533,251	12.3
Current liabilities	1,703,880	1,276,836	33.4
Working capital	1,330,892	1,928,696	(31.0)
Total debt	1,390,355	1,625,145	(14.4)
Total capitalization	3,163,005	3,429,655	(7.8)
Quick ratio	1.0:1	1.2:1
Working capital	1.8:1	2.5:1
Debt to total capital ratio	44.0%	47.4%

*	Excludes (i) receivables that have been sold from current and quick assets and (ii) amounts outstanding under the Company’s accounts receivable securitization program from debt. These amounts total $50.0 million and $200.0 million at December 27, 2002 and June 28, 2002, respectively. See Note 3 to the Consolidated Financial Statements appearing in Item 1 of this Report.

      The Company’s quick assets at December 27, 2002 totaled $1.72 billion as compared to $1.53 billion at June 28, 2002. At December 27, 2002, quick assets were greater than the Company’s current liabilities by $17.3 million as compared with $256.4 million at the end of fiscal 2002. The increase in quick assets is primarily due to the seasonal increase in receivables resulting from the strong quarterly sales at the Company’s computer businesses as discussed previously. Working capital at December 27, 2002 was $1.33 billion as compared with $1.93 billion at June 28, 2002. At December 27, 2002, to support each dollar of current liabilities, the Company had $1.01 of quick assets and $0.77 of other current assets for a total of $1.78 as compared with $2.51 at June 28, 2002. The principal reason for the decrease in the working capital and quick ratios noted above is the classification of the $200.0 million 6.45% Notes and the $250.0 million 8% Notes as current as of December 27, 2002 based upon the maturity of these notes in August 2003 and October 2003, respectively. See “Capital Structure” and “Liquidity Analysis” above for discussion of the Company’s capital and financing alternatives.

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

      In November 2002, the FASB issued FASB Interpretation No. 45 (“FIN 45”), “Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others.” FIN 45 addresses the disclosure requirements of a guarantor in its interim and annual financial statements about its obligations under certain guarantees that it has issued. FIN 45 also requires a guarantor to recognize, at the inception of a guarantee, a liability for the fair value of the obligation undertaken in issuing the guarantee. The disclosure requirements of FIN 45 are effective for Avnet in its quarter ended December 27, 2002. The liability recognition requirements will be applicable prospectively to all guarantees issued or modified after December 31, 2002.

Item 3.	Quantitative and Qualitative Disclosures About Market Risk

      See Item 7A in the Company’s Annual Report on Form 10-K for the year ended June 28, 2002 and the “Liquidity and Capital Resources” section of the MD&A in Item 2 of this Form 10-Q.

Item 4.	Controls and Procedures

      The Company’s management, including its Chief Executive Officer and Chief Financial Officer, have evaluated the effectiveness of the Company’s disclosure controls and procedures (as such term is defined in Rules 13a-14(c) and 15d-14(c) under the Securities Exchange Act of 1934 (the Exchange Act)) as of a date within 90 days prior to the filing of this quarterly report (the Evaluation Date). Based on such evaluation, the Company’s management has concluded that, as of the Evaluation Date, the Company’s disclosure controls and procedures are effective for gathering, analyzing and disclosing the information required to be disclosed in the Company’s periodic reports under the Exchange Act. No significant changes were made in the Company’s internal controls or in other factors that could significantly affect these controls subsequent to the Evaluation Date.

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

      In October 1993 Avnet and the former owners of an Avnet-owned site in Oxford, North Carolina entered into a Consent Decree and Court Order with the Environmental Protection Agency (the “EPA”) for the environmental clean-up of the site, the cost of which, according to the EPA’s remedial investigation and feasibility study, was estimated to be approximately $6.3 million, exclusive of approximately $1.5 million in EPA past costs paid by the potentially responsible parties (“PRPs”). Pursuant to a Consent Decree and Court Order entered into between Avnet and the former owners of the site in May 1993, the former owners have agreed to bear at least 70% of the clean-up costs of the site, and Avnet will be responsible for not more than 30% of those costs.

      On September 26, 2002, Avnet’s Electronics, Inc. subsidiary (“Sterling”) was added as a defendant in an existing lawsuit by property owners and residents in or near the San Gabriel Valley Superfund Site. Sterling once owned 92.46% of the capital stock of Phaostron, Inc., which has been named as a PRP for contamination at the site. Avnet believes that Sterling has meritorious defenses to liability, and, although the ultimate outcome is uncertain, based on current information, Avnet does not believe that its liability for this matter, if any, will be material to its financial position, cash flow or results of operations.

      Avnet is a PRP at a manufacturing site in Huguenot, New York currently under investigation by the New York State Department of Environmental Conservation (“NYSDEC”), which site Avnet owned from the mid-1960s until the early-1970s. The estimated cost of the first phase of the environmental clean-up (to remediate contaminated soils), is approximately $2.4 million based on an NYSDEC cost estimate. Avnet currently is engaged in litigation to apportion these costs among it and the current and former owners and operators of the site. Based on current information, Avnet does not anticipate its liability in the matter will be material to its financial position, cash flow or results of operations.

      Based on the information known to date, management believes that Avnet has appropriately accrued in its consolidated financial statements for its share of the costs associated with these environmental clean-up sites.

Item 4.     Submission of Matters to a Vote of Security Holders

      (a) The 2002 Annual Meeting of the Shareholders of the Company was held on November 7, 2002.

      (b) Not required. Proxies were solicited by the Company pursuant to Regulation 14A under the Securities Exchange Act of 1934, and no solicitation in opposition to management’s nominees for the board of directors was made. All of the nominees were elected.

      (c) The shareholders of the Company were asked to vote upon (i) election of directors, (ii) a proposal to approve the Avnet Executive Incentive Plan; and (iii) ratification of the appointment of KPMG LLP as independent auditors for the fiscal year ending June 27, 2003. The shareholders adopted all proposals by the following votes:

Election of Directors	For	Withheld

Eleanor Baum	103,037,633	1,387,899
J. Veronica Biggins	102,862,108	1,563,424
Lawrence W. Clarkson	102,755,471	1,670,061
Ehud Houminer	103,639,060	786,472
James A. Lawrence	103,654,355	771,177
Salvatore J. Nuzzo	103,636,349	789,183
Ray M. Robinson	102,143,510	2,282,022
Frederic Salerno	103,420,740	1,004,789
Gary L. Tooker	101,915,650	2,509,882
Roy Vallee	101,209,716	3,215,816

				Broker
Matter	For	Against	Abstain	Non-Votes

Approve the Avnet Executive Incentive Stock Plan	94,435,236	6,992,260	2,998,035	0
Ratification of the appointment of KPMG as independent auditors	102,175,543	2,163,414	86,545	0

(d)	Not applicable.

Item 6.     Exhibits and Reports on Form 8-K

      A.     Exhibits

3A.	Restated Certificate of Incorporation of the Company (incorporated herein by reference to the Company’s Report on Form 8-K dated February 12, 2001, Exhibit 3(j)).
3B.	By-laws of the Company, effective July 27, 2001 (incorporated herein by reference to the Company’s Current Report on Form 8-K dated September 25, 2001, Exhibit 4).
4.	Note: The total amount of securities authorized under any instrument which defines the rights of the holders of the Company’s long-term debt does not exceed 10% of the total assets of the Company and its subsidiaries on a consolidated basis. Therefore, none of such instruments are required to be filed as exhibits to this Report. The Company agrees to furnish copies of such instruments to the Commission upon request.
10A.	Retirement and Separation Agreement dated as of November 1, 2002 by and between the Company and John Cole.
10B.	Third Amendment to Credit Agreement dated as of November 23, 2002 by and among the Company, the lenders party thereto, and Bank of America, N.A., as administrative agent.
10C.	Fourth Amendment to Credit Agreement dated as of December 9, 2002 by and among the Company, the lenders party thereto, and Bank of America, N.A., as administrative agent.
10D.	Fifth Amendment to Credit Agreement dated as of December 12, 2002 by and among the Company, the lenders party thereto, and Bank of America, N.A., as administrative agent.
10E.	Sixth Amendment to Credit Agreement dated as of December 13, 2002 by and among the Company, the lenders party thereto, and Bank of America, N.A., as administrative agent.
99.1	Certification by Roy Vallee, Chief Executive Officer, under Section 906 of the Sarbanes-Oxley Act of 2002.
99.2	Certification by Raymond Sadowski, Chief Financial Officer, under Section 906 of the Sarbanes-Oxley Act of 2002.

      B.     Reports on Form 8-K:

      During the second quarter of fiscal 2003, the Company filed the following Current Reports on Form 8-K: (1) Current Report on Form 8-K bearing cover date of October 10, 2002 in which the Company filed an exhibit under Item 7 containing the second amendment to Avnet’s multi-year credit agreement and reported under Item 9 that Avnet issued a press release commenting on its upcoming first quarter fiscal year 2003 results and on the amendment to the credit agreement; (2) Current Report on Form 8-K bearing cover date of October 16, 2002 in which the Company reported under Item 9 that it had issued press releases announcing (i) a “frequently asked questions” posting on Avnet’s web site regarding its debt and liquidity position and (ii) that its first quarter of fiscal 2003 corporate update conference call would be held on October 24, 2002; (3) Current Report on Form 8-K bearing cover date of October 24, 2002 in which the Company reported under Item 9 that it issued a press release announcing the first quarter of fiscal 2003 results; (4) Current Report on Form 8-K bearing cover date of October 31, 2002 in which the Company reported under Item 9 that it had issued a press release announcing the webcast of Avnet’s Annual Meeting of Shareholders on November 7, 2002; (5) Current Report on Form 8-K bearing cover date of December 5, 2002 in which the Company reported under Item 9 that it issued a press release regarding the Company’s participation in the upcoming Raymond James IT Supply Chain Conference; (6) Current Report on Form 8-K bearing cover date of December 9, 2002 in which the Company reported under Item 9 that it issued a press release announcing Avnet’s Analyst Day at the New York Stock Exchange on December 17, 2002; and (7) Current Report on Form 8-K bearing cover date of December 17, 2002 in which the Company filed multiple exhibits under Item 7 containing amendments to the Receivables Purchase Agreements and Receivables Sales Agreement associated with Avnet’s accounts receivable securitization program and reported under Item 9 that Avnet issued a press release announcing the amendments to Avnet’s accounts receivable securitization program and multi-year bank credit facility and commenting on the outlook for the second quarter of fiscal 2003.

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

Date: January 27, 2003

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

b. evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the Evaluation Date); and

c. presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

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

Date: January 27, 2003

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

b. evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the Evaluation Date); and

c. presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

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

/s/ RAYMOND SADOWSKI

Raymond Sadowski
Chief Financial Officer

Date: January 27, 2003

INDEX TO EXHIBITS

3A.	Restated Certificate of Incorporation of the Company (incorporated herein by reference to the Company’s Report on Form 8-K dated February 12, 2001, Exhibit 3(j)).
3B.	By-laws of the Company, effective July 27, 2001 (incorporated herein by reference to the Company’s Current Report on Form 8-K dated September 25, 2001, Exhibit 4).
4.	Note: The total amount of securities authorized under any instrument which defines the rights of the holders of the Company’s long-term debt does not exceed 10% of the total assets of the Company and its subsidiaries on a consolidated basis. Therefore, none of such instruments are required to be filed as exhibits to this Report. The Company agrees to furnish copies of such instruments to the Commission upon request.
10A.	Retirement and Separation Agreement dated as of November 1, 2002 by and between the Company and John Cole.
10B.	Third Amendment to Credit Agreement dated as of November 23, 2002 by and among the Company, the lenders party thereto, and Bank of America, N.A., as administrative agent.
10C.	Fourth Amendment to Credit Agreement dated as of December 9, 2002 by and among the Company, the lenders party thereto, and Bank of America, N.A., as administrative agent.
10D.	Fifth Amendment to Credit Agreement dated as of December 12, 2002 by and among the Company, the lenders party thereto, and Bank of America, N.A., as administrative agent.
10E.	Sixth Amendment to Credit Agreement dated as of December 13, 2002 by and among the Company, the lenders party thereto, and Bank of America, N.A., as administrative agent.
99.1	Certification by Roy Vallee, Chief Executive Officer, under Section 906 of the Sarbanes-Oxley Act of 2002.
99.2	Certification by Raymond Sadowski, Chief Financial Officer, under Section 906 of the Sarbanes-Oxley Act of 2002.