Form 10-Q
period 2003-03-28
AVNET INC
filed 2003-05-12
CIK 8858

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE

SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 28, 2003

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

      Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act).     Yes ☑          No ☐

The total number of shares outstanding of the registrant’s Common Stock (net of treasury shares) as of April 25, 2003        119,499,738  shares.

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

•	Continuation or worsening of the current technology industry down-cycle, particularly the semiconductor sector, would adversely affect Avnet’s expected operating results.

•	Competitive pressures among distributors of electronic components and computer products may increase significantly through entry of new competitors or otherwise.

•	General economic or business conditions, domestic and foreign, may be less favorable than management expected, resulting in lower sales and declining operating results which can, in turn, impact the Company’s credit ratings, debt covenant compliance and liquidity, as well as the Company’s ability to maintain existing unsecured financing or to obtain new financing.

•	Legislative or regulatory changes may adversely affect the businesses in which Avnet is engaged.

•	Adverse changes may occur in the securities markets.

•	Changes in interest rates and currency fluctuations may reduce Avnet’s profit margins.

•	Avnet may be adversely affected by the allocation of products by suppliers.

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

PART I

FINANCIAL INFORMATION

Item 1.	Financial Statements

AVNET, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS (Unaudited)

	March 28,	June 28,
	2003	2002

	(Thousands, except
	share amounts)

ASSETS:

Current assets:

Cash and cash equivalents (Note 5)	$301,204	$159,234

Receivables, less allowances of $84,041 and $99,073, respectively (Note 3)	1,496,964	1,374,017

Inventories	1,112,073	1,417,305

Other	145,574	254,976

Total current assets	3,055,815	3,205,532

Property, plant and equipment, net	263,206	349,924

Goodwill (Note 4)	853,593	844,597

Other assets	269,528	281,901

Total assets	$4,442,142	$4,681,954

LIABILITIES AND SHAREHOLDERS’ EQUITY:

Current liabilities:

Borrowings due within one year (Note 5)	$196,901	$59,309

Accounts payable	828,581	891,234

Accrued expenses and other	315,863	326,293

Total current liabilities	1,341,345	1,276,836

Long-term debt, less due within one year (Note 5)	1,277,265	1,565,836

Other long-term liabilities	36,292	34,772

Total liabilities	2,654,902	2,877,444

Commitments and contingencies (Notes 6)

Shareholders’ equity (Notes 7 and 8):

Common stock $1.00 par; authorized 300,000,000 shares; issued 119,509,000 shares and 119,431,000 shares, respectively	119,509	119,431

Additional paid-in capital	568,399	569,437

Retained earnings	1,030,355	1,088,008

Cumulative other comprehensive income (Note 8)	69,116	27,812

Treasury stock at cost, 10,533 shares and 7,422 shares, respectively	(139)	(178)

Total shareholders’ equity	1,787,240	1,804,510

Total liabilities and shareholders’ equity	$4,442,142	$4,681,954

See Notes to Consolidated Financial Statements.

AVNET, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS (Unaudited)

	Third Quarters Ended		Nine Months Ended

	March 28,	March 29,	March 28,	March 29,
	2003	2002	2003	2002

	(Thousands, except per share data)

Sales	$2,340,468	$2,214,451	$6,861,023	$6,775,496

Cost of sales	2,033,356	1,903,462	5,940,726	5,835,329

Gross profit	307,112	310,989	920,297	940,167

Selling, general and administrative expenses	270,863	287,978	939,287	889,725

Operating income (loss)	36,249	23,011	(18,990)	50,442

Other income, net	6,390	961	16,987	4,750

Interest expense	(26,650)	(26,959)	(77,988)	(98,131)

Debt extinguishment costs (Note 5)	(13,487)	—	(13,487)	—

Income (loss) before income taxes	2,502	(2,987)	(93,478)	(42,939)

Income tax provision (benefit)	1,010	(1,736)	(35,825)	(19,905)

Income (loss) before cumulative effect of change in accounting principle	1,492	(1,251)	(57,653)	(23,034)

Cumulative effect of change in accounting principle (Note 4)	—	—	—	(580,495)

Net income (loss)	$1,492	$(1,251)	$(57,653)	$(603,529)

Earnings (loss) per share before cumulative effect of change in accounting principle (Notes 4 and 9):

Basic	$0.01	$(0.01)	$(0.48)	$(0.19)

Diluted	$0.01	$(0.01)	$(0.48)	$(0.19)

Net earnings (loss) per share (Note 9):

Basic	$0.01	$(0.01)	$(0.48)	$(5.10)

Diluted	$0.01	$(0.01)	$(0.48)	$(5.10)

Shares used to compute earnings (loss) per share (Note 9):

Basic	119,486	118,859	119,441	118,282

Diluted	119,571	118,859	119,441	118,282

See Notes to Consolidated Financial Statements.

AVNET, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)

	Nine Months Ended

	March 28,	March 29,
	2003	2002

	(Thousands)

Cash flows from operating activities:

Net loss	$(57,653)	$(603,529)

Cumulative effect of change in accounting principle (Note 4)	—	580,495

Net loss before cumulative effect of change in accounting principle	(57,653)	(23,034)

Non-cash and other reconciling items:

Depreciation and amortization	69,191	70,529

Deferred taxes	(35,501)	(1,932)

Other, net (Note 10)	92,471	26,362

	68,508	71,925

Changes in (net of effects of businesses acquired):

Receivables	88,026	316,892

Inventories	341,038	438,360

Accounts payable	(76,085)	69,468

Accrued expenses and other, net	131,750	(144,177)

Net cash flows provided from operating activities	553,237	752,468

Cash flows from financing activities:

Reduced drawings under accounts receivable securitization program (Note 3)	(200,000)	(35,704)

Issuance of notes in public offering, net of issuance costs (Note 5)	465,312	394,328

Repayment of notes (Note 5)	(379,197)	(528,969)

Repayment of commercial paper and bank debt, net (Note 5)	(275,246)	(440,463)

Repayment of other debt, net (Note 5)	(1,274)	(1,259)

Cash dividends	—	(26,543)

Other, net	(461)	21,484

Net cash flows used for financing activities	(390,866)	(617,126)

Cash flows from investing activities:

Purchases of property, plant and equipment	(26,595)	(77,797)

Cash proceeds from sales of property, plant and equipment	9,014	7,869

Acquisition of operations and investments, net	(7,504)	(29,009)

Net cash flows used for investing activities	(25,085)	(98,937)

Effect of exchange rate changes on cash and cash equivalents	4,684	841

Cash and cash equivalents:

— increase	141,970	37,246

— at beginning of period	159,234	97,279

— at end of period	$301,204	$134,525

Additional cash flow information (Note 10)

See Notes to Consolidated Financial Statements.

AVNET, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

      1.     In the opinion of management, the accompanying unaudited interim consolidated financial statements contain all adjustments necessary, all of which are of a normal recurring nature, except for the cumulative effect of change in accounting principle discussed in Note 4, the debt extinguishment costs discussed in Note 5 and the special charges discussed in Note 12, to present fairly the Company’s financial position, results of operations and cash flows. For further information, refer to the consolidated financial statements and accompanying notes included in the Company’s Annual Report on Form 10-K for the fiscal year ended June 28, 2002.

      2.     The results of operations for the nine months and third quarter ended March 28, 2003 are not necessarily indicative of the results to be expected for the full year.

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

      The Program qualifies for sale treatment under Statement of Financial Accounting Standards No. 140, “Accounting for Transfers and Servicing of Financial Assets and Extinguishment of Liabilities.” As of March 28, 2003, the Company had no drawings outstanding under the Program and therefore there are no securitized accounts receivable held by the third party conduits. As of June 28, 2002, the outstanding balance of securitized accounts receivable held by the third party conduits, net of applicable allowances, totaled $324,570,000, of which the Company’s subordinated retained interest was $124,570,000. Accordingly, $200,000,000 of accounts receivable balances were removed from the consolidated balance sheet at June 28, 2002, with those funds used to reduce outstanding debt.

      The Program agreement requires the Company to maintain minimum senior unsecured credit ratings in order to continue utilizing the Program in its current form. In December 2002, the Company amended the Program agreement to lower the minimum ratings triggers to Ba2 by Moody’s Investor Services (“Moody’s”) or BB by Standard & Poors (“S&P”).

      4.     Goodwill and impairment:

      The Company adopted Statement of Financial Accounting Standards No. 141 (“SFAS 141”), “Business Combinations,” and Statement of Financial Accounting Standards No. 142 (“SFAS 142”), “Goodwill and Other Intangible Assets,” on the first day of fiscal 2002. SFAS 141 requires that all business combinations initiated after June 30, 2001 be accounted for under the purchase method and that certain identifiable intangible assets be recognized as assets apart from goodwill. The Company has no other material identifiable intangible assets besides goodwill. SFAS 142 requires that ratable amortization of goodwill be replaced with periodic tests for goodwill impairment. Therefore, the amortization of goodwill was suspended effective from the adoption date forward and in all periods presented herein.

      The carrying amount of goodwill upon adoption of SFAS 142 on June 30, 2001 was $1,404,863,000, net of accumulated amortization through that date. Under the transitional impairment provisions of SFAS 142, the Company identified and evaluated its reporting units for impairment of goodwill as of June 30, 2001 using a combination of present value and multiple of earnings valuation techniques. The carrying amounts of certain reporting units exceeded their fair values at the date of adoption. As a result of the transition to SFAS 142, the Company recorded an impairment charge of $580,495,000, which was recorded in the consolidated statement

AVNET, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

of operations as a cumulative effect of change in accounting principle during the nine months ended March 29, 2002.

      The following table presents the carrying amount of goodwill, by reportable segment, for the nine months ended March 28, 2003:

	Electronics	Computer	Applied
	Marketing	Marketing	Computing	Total

	(Thousands)

Carrying value at June 28, 2002	$591,398	$253,199	$—	$844,597

Additions	8,474	—	—	8,474

Other	(56)	578	—	522

Carrying value at March 28, 2003	$599,816	$253,777	$—	$853,593

      Additions during the nine months ended March 28, 2003 related primarily to the acquisitions of the remaining minority interests in Max India, Ltd. and Avnet Components Israel. The “Other” caption above primarily represents the impact of changes in foreign currency exchange rates on goodwill denominated in currencies other than U.S. dollars.

      During the first quarter of fiscal 2003, the Company and the seller of certain European operations of the VEBA Electronics Group (consisting of EBV, WBC, Atlas Logistics and RKE Systems) resolved certain remaining purchase price contingencies related to this acquisition, which was completed during fiscal 2001. This resolution resulted in a refund to Avnet, totaling approximately $6,486,000, of a portion of the amount paid by Avnet at the closing of the acquisition. This refunded purchase price was recorded as a reduction in operating expenses in the consolidated statement of operations for the first quarter of fiscal 2003 as the related goodwill had been written off as a result of the transition impairment test performed upon the adoption of SFAS 142.

      5.     External financing:

      Short-term debt consists of the following:

	March 28,	June 28,
	2003	2002

	(Thousands)

Bank credit facilities	$21,988	$54,158

4.5% Convertible Notes due 2004	3,031	3,031

6.45% Notes due August 15, 2003	40,859	—

8.20% Notes due October 17, 2003	29,944	—

6 7/8% Notes due March 15, 2004	100,000	—

Other debt due within one year	1,079	2,120

Short-term debt	$196,901	$59,309

      Bank credit facilities consist of various committed and uncommitted lines of credit with financial institutions utilized primarily to support the working capital requirements of foreign operations. The weighted average interest rates on the bank credit facilities at March 28, 2003 and June 28, 2002 were 4.5% and 3.4%, respectively.

      As of its acquisition of Kent Electronics Corporation (“Kent”) on June 8, 2001, Avnet assumed Kent’s 4.5% Convertible Notes due 2004 (the “Notes”). During the first quarter of fiscal 2002, virtually all holders of the Notes exercised their put options by selling the Notes back to the Company. As of March 28, 2003 and

AVNET, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

June 28, 2002, $3,031,000 in Notes remain outstanding. The Company has the right to redeem all remaining Notes upon 30-day prior notice.

      Long-term debt consists of the following:

	March 28,	June 28,
	2003	2002

	(Thousands)

6.45% Notes due August 15, 2003	$—	$200,000

8.20% Notes due October 17, 2003	—	250,000

6 7/8% Notes due March 15, 2004	—	100,000

7 1/8% Notes due February 15, 2005	360,000	360,000

8.00% Notes due November 15, 2006	400,000	400,000

9 3/4% Notes due February 15, 2008	475,000	—

Syndicated bank credit facilities	—	178,410

Commercial paper	—	63,964

Other long-term debt	7,960	6,419

Subtotal	1,242,960	1,558,793

Fair value adjustment for hedged 8.00% Notes	34,305	7,043

Long-term debt	$1,277,265	$1,565,836

      On February 6, 2003, the Company issued $475,000,000 of 9 3/4% Notes due February 15, 2008 (the “9 3/4% Notes”). The net proceeds from this debt issuance were approximately $465,312,000, net of underwriting fees. During the quarter ended March 28, 2003, the Company also redeemed $159,141,000 of its 6.45% Notes due August 15, 2003 and $220,056,000 of its 8.20% Notes due October 17, 2003. Proceeds from the 9 3/4% Notes were used to fund the tender and early redemption of the 6.45% and 8.20% Notes. Proceeds of $79,531,000 from the 9 3/4% Notes are held in an escrow account which will be used to repay the remaining principal on the 6.45% and 8.20% Notes at their respective maturity dates plus interest due through their maturities. The Company incurred debt extinguishment costs of $13,487,000 pre-tax, $8,152,000 after tax and $0.07 per share on a diluted basis during the quarter ended March 28, 2003 related primarily to premiums and other transaction costs associated with the tender and early redemption of a portion of the 6.45% and 8.20% Notes.

      During the nine months ended March 28, 2003, the Company amended its syndicated bank credit facilities. Prior to these most recent amendments, the bank credit facilities included a multi-year credit facility with a syndicate of banks that provided up to $428,750,000 in financing and a 364-day credit facility providing up to $488,750,000 in financing (the original syndicated bank credit facility also included a $82,500,000 term loan facility that matured in November 2001). The multi-year credit facility is a three-year revolving, multi-currency facility that matures on October 25, 2004. The Company may select from various interest rate options and maturities under this facility.

      The amended terms of the multi-year credit facility reduced the available borrowings under the facility to $350,000,000. Additionally, the 364-day credit facility was terminated as part of the fiscal 2003 amendments. There were no drawings on the 364-day credit facility at the time of its termination.

      The amended agreement also modifies the interest coverage ratio, as defined therein, that the Company must maintain through the remaining term of the agreement. The amended agreement did not modify the other financial covenants of the bank credit facilities. The Company was in compliance with all of the covenants at March 28, 2003.

AVNET, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

      The amended agreement also contains a “springing lien” provision whereby borrowings under the amended multi-year credit facility will become secured by the inventory held by Avnet and certain of its domestic and foreign subsidiaries, substantially all of Avnet’s domestic real property, certain deposit accounts, certain receivables and pledges of stock of certain subsidiaries if (a) Avnet receives a debt rating of Ba1 or lower by Moody’s or BB+ or lower by S&P or (b) if Avnet terminates its current accounts receivable securitization program (see Note 3) without simultaneously entering into another securitization with similar terms.

      The amended multi-year credit facility combined with the accounts receivable securitization program provide the Company with total available drawings of $700,000,000. As of March 28, 2003, the Company has no borrowings outstanding under the multi-year credit facility or drawings under the accounts receivable securitization program.

      Outstanding balances under the bank credit facilities at June 28, 2002 consist primarily of foreign currency borrowings under the multi-year credit facility described above with a weighted average interest rate of 4.4%. The weighted average interest rate on the commercial paper program was 3.7% at June 28, 2002. The Company classifies borrowings under its commercial paper program as long-term as it has the intent and ability to refinance such borrowings under its multi-year borrowing facility.

      In November 2001, the Company entered into two interest rate swaps (the “Swaps”) with a total notional amount of $400,000,000 in order to hedge the change in fair value of the 8.00% Notes due November 2006 (the “8% Notes”) related to fluctuations in interest rates. These contracts are classified as fair value hedges and mature in November 2006. The Swaps modify the Company’s interest rate exposure by effectively converting the fixed rate on the 8% Notes to a floating rate based on three-month U.S. LIBOR plus a spread through their maturities (4.2% at March 28, 2003). The hedged fixed rate debt and the Swaps are adjusted to current market values through interest expense in the accompanying consolidated statements of operations. The Company accounts for the hedges using the shortcut method as defined under Statement of Financial Accounting Standards No. 133, “Accounting for Derivative Instruments and Hedging Activities,” as amended by Statement of Financial Accounting Standards No. 138, “Accounting for Certain Derivative Instruments and Hedging Activities.” Due to the effectiveness of the hedges since inception, the market value adjustments for the hedged debt and the Swaps directly offset one another. The fair value of the Swaps at March 28, 2003 and June 28, 2002 was $34,305,000 and $7,043,000, respectively, and is included in other long-term assets in the accompanying consolidated balance sheets. Additionally, included in long-term debt is a comparable fair value adjustment increasing the total liability by these same amounts.

      6.     From time to time, the Company may become liable with respect to pending and threatened litigation, tax, environmental and other matters. The Company has been designated a potentially responsible party or has become aware of other potential claims against it in connection with environmental clean-ups at several sites. Based upon the information known to date, the Company believes that it has appropriately reserved for its share of the costs of the clean-ups and it is not anticipated that any contingent matters will have a material adverse impact on the Company’s financial condition, liquidity or results of operations.

      In connection with the Company’s January 2000 acquisition of 84% of the stock of Eurotronics B.V., which went to market as SEI, the Company entered into a share purchase agreement with the sellers that called for an additional payment of cash or common stock of the Company if the Company’s share price does not reach $45.25 per share by January 2004. This guarantee would result in an additional payment to the sellers of approximately $80,800,000 based upon the Company’s stock price as of March 28, 2003.

AVNET, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

      7.     Number of shares of common stock reserved for stock option and stock incentive programs as of March 28, 2003: ...      12,487,733

      The Company follows Accounting Principles Board Opinion No. 25 (“APB 25”), “Accounting for Stock Issued to Employees,” in accounting for its stock-based compensation plans. In applying APB 25, no expense was recognized for options granted under the various stock option plans as the options granted during the periods presented had exercise prices equal to the market value of the underlying stock on the date of the grants. Statement of Financial Accounting Standards No. 148, “Accounting for Stock-Based Compensation — Transition and Disclosure — An Amendment of FASB Statement No. 123,” requires certain disclosure of the pro forma impact on net income (loss) and earnings (loss) per share as if a fair value-based method of measuring stock-based compensation, as defined by Statement of Financial Accounting Standards No. 123, “Accounting for Stock-Based Compensation,” had been applied.

      Reported and pro forma net income (loss) and earnings (loss) per share are as follows:

	Third Quarters Ended		Nine Months Ended

	March 28,	March 29,	March 28,	March 29,
	2003	2002	2003	2002

	(Thousands, except per share data)

Net income (loss), as reported	$1,492	$(1,251)	$(57,653)	$(603,529)

Less: Fair value impact of employee stock compensation, net of tax	(3,374)	(2,785)	(9,701)	(7,631)

Pro forma net loss	$(1,882)	$(4,036)	$(67,354)	$(611,160)

Earnings (loss) per share

Basic and diluted — as reported	$0.01	$(0.01)	$(0.48)	$(5.10)

Basic and diluted — pro forma	$(0.02)	$(0.03)	$(0.56)	$(5.17)

      8.     Comprehensive income (loss):

	Third Quarters Ended		Nine Months Ended

	March 28,	March 29,	March 28,	March 29,
	2003	2002	2003	2002

	(Thousands)

Net income (loss)	$1,492	$(1,251)	$(57,653)	$(603,529)

Foreign currency translation adjustments	13,737	(13,767)	41,304	(4,424)

Total comprehensive income (loss)	$15,229	$(15,018)	$(16,349)	$(607,953)

AVNET, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

9.	Earnings (loss) per share:

	Quarters Ended		Nine Months Ended

	March 28,	March 29,	March 28,	March 29,
	2003	2002	2003	2002

	(Thousands, except per share data)

Numerator:

Income (loss) before cumulative effect of change in accounting principle	$1,492	$(1,251)	$(57,653)	$(23,034)

Cumulative effect of change in accounting principle	—	—	—	(580,495)

Net income (loss)	$1,492	$(1,251)	$(57,653)	$(603,529)

Denominator:

Weighted average common shares for basic earnings (loss) per share	119,486	118,859	119,441	118,282

Net effect of dilutive stock options and restricted stock awards	85	—	—	—

Weighted average common shares for diluted earnings (loss) per share	119,571	118,859	119,441	118,282

Basic earnings (loss) per share:

Income (loss) before cumulative effect of change in accounting principle	$0.01	$(0.01)	$(0.48)	$(0.19)

Cumulative effect of change in accounting principle	—	—	—	(4.91)

Net earnings (loss) per basic share	$0.01	$(0.01)	$(0.48)	$(5.10)

Diluted earnings (loss) per share:

Income (loss) before cumulative effect of change in accounting principle	$0.01	$(0.01)	$(0.48)	$(0.19)

Cumulative effect of change in accounting principle	—	—	—	(4.91)

Net earnings (loss) per diluted share	$0.01	$(0.01)	$(0.48)	$(5.10)

      The 4.5% convertible notes are excluded from the computation of earnings (loss) per share in each period presented as the effects were antidilutive. The effects of certain stock options and restricted stock awards are also excluded from the determination of the weighted average common shares for diluted earnings (loss) per share in each of the periods presented as the effects were antidilutive. Accordingly, in the third quarter and nine months ended March 28, 2003, the effects of approximately 10,798,000 and 10,883,000 shares, respectively, and in the third quarter and nine months ended March 29, 2002, the effects of approximately 10,659,000 shares in each period, related to stock options and restricted stock awards, are excluded from the computation above.

      10.     Additional cash flow information:

      Other non-cash and other reconciling items primarily include the provision for doubtful accounts and certain non-cash special charges (See Note 12).

      Interest and income taxes paid (refunded) in the first nine months of fiscal 2003 and 2002 were as follows:

	Nine Month Ended

	March 28,	March 29,
	2003	2002

	(Thousands)

Interest	$83,875	$100,871

Income taxes	(172,947)	18,174

AVNET, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

11.	Segment information:

	Third Quarters Ended		Nine Months Ended

	March 28,	March 29,	March 28,	March 29,
	2003	2002	2003	2002

	(Thousands)

Sales:

Electronics Marketing	$1,290,325	$1,215,763	$3,736,164	$3,625,283

Computer Marketing	628,060	551,648	1,843,180	1,828,400

Applied Computing	422,083	447,040	1,281,679	1,321,813

	$2,340,468	$2,214,451	$6,861,023	$6,775,496

Operating income (loss):

Electronics Marketing	$30,535	$11,396	$67,727	$4,627

Computer Marketing	13,120	10,095	36,335	43,969

Applied Computing	5,992	13,563	14,863	45,037

Corporate	(13,398)	(12,043)	(31,150)	(43,191)

	36,249	23,011	87,775	50,442

Special charges	—	—	(106,765)	—

	$36,249	$23,011	$(18,990)	$50,442

Sales, by geographic area:

Americas	$1,257,067	$1,284,676	$3,843,958	$4,077,158

EMEA	815,201	749,024	2,294,543	2,189,377

Asia	268,200	180,751	722,522	508,961

	$2,340,468	$2,214,451	$6,861,023	$6,775,496

	March 28,	June 28,
	2003	2002

	(Thousands)

Assets:

Electronics Marketing	$2,728,343	$2,940,788

Computer Marketing	758,075	888,190

Applied Computing	396,952	513,840

Corporate	558,772	339,136

	$4,442,142	$4,681,954

Assets, by geographic area:

Americas	$2,748,405	$2,892,410

EMEA	1,295,887	1,443,996

Asia	397,850	345,548

	$4,442,142	$4,681,954

      The Company manages its business based upon the operating results of its three operating segments before special charges (see Note 12). During the second quarter of fiscal 2003, the approximate unallocated special charges related to Electronics Marketing, Computer Marketing and Applied Computing, respectively,

AVNET, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

were $84,238,000, $19,103,000 and $2,213,000. The remaining special charges recorded during the current fiscal year relate to corporate activities.

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

      12.     Special charges:

      During the second quarter of fiscal 2003, the Company executed certain actions as part of its ongoing cost reduction initiatives and, accordingly, recorded a special charge totaling $106,765,000 pre-tax, $65,750,000 after tax, or $0.54 per diluted share for the second quarter. The entire pre-tax charge is included in selling, general and administrative expenses in the accompanying statements of operations. The charge consisted of severance costs ($21,700,000 pre-tax), charges related to the consolidation of selected facilities ($37,359,000 pre-tax) and charges related to certain IT-related initiatives ($47,706,000 pre-tax).

      Severance costs and charges related to the consolidation of selected facilities were taken during the second quarter in response to the current business environment. During the second quarter, management identified a number of facilities in each of the Company’s operating segments and geographic regions to be consolidated into other existing facilities. The charges relate to reserves for remaining non-cancelable lease obligations, write-downs of the carrying value of certain owned facilities to fair market value and write-downs to fair market value of owned assets located in these leased and owned facilities that have been vacated. All facilities identified for consolidation had been vacated by the end of the third quarter of fiscal 2003. Additionally, workforce reductions at these and other facilities worldwide resulted in more than 750 personnel to be terminated as part of the second quarter reorganization plan. Also during the second quarter of fiscal 2003, management evaluated and elected to discontinue a number of IT-related initiatives that, in light of recent business restructurings, no longer meet the Company’s return on investment standards for continued use or development. These non-cash charges relate to the write-off of capitalized hardware, software and software licenses.

      Of the special charge of $106,765,000, $59,027,000 represented non-cash asset writedowns and $47,738,000 requires the use of cash, of which $16,976,000 had been expended as of March 28, 2003. The unutilized portion of the fiscal 2003 special charge at March 28, 2003 relates to severance accruals, substantially all of which the Company expects to utilize by the end of fiscal 2003, and contractual lease commitments, substantially all of which are scheduled to be utilized by the end of fiscal 2006. The unutilized portion of special charges recorded prior to fiscal 2003 relate primarily to contractual lease commitments, substantially all of which are scheduled to be utilized by the end of fiscal 2007.

      The following table summarizes the Company’s special charge activity during the nine months ended March 28, 2003. During fiscal 2003, there have been no material adjustments to any reserves established during fiscal 2003 or before fiscal 2003 other than payment activity as detailed in “amounts utilized” in the table below:

			IT-		Acquisition
	Severance	Facility	Related	Reorganization	Integration
	Costs	Exit Costs	Costs	Costs	Costs	Total

	(Thousands)

Balance at June 28, 2002	$—	$—	$—	$8,075	$21,322	$29,397

Fiscal 2003 activity	21,700	37,359	47,706	—	—	106,765

Amounts utilized	13,557	14,962	47,484	6,860	7,327	90,190

Balance at March 28, 2003	$8,143	$22,397	$222	$1,215	$13,995	$45,972

Item 2.     Management’s Discussion and Analysis of Financial Condition and Results of Operations

      For a description of the Company’s critical accounting policies and an understanding of the significant factors that influenced the Company’s performance during the third quarters and first nine months ended March 28, 2003 and March 29, 2002, this “Management’s Discussion and Analysis of Financial Condition and Results of Operations” (“MD&A”) should be read in conjunction with the Consolidated Financial Statements, including the related notes, appearing in Item 1 of this Report as well as the Company’s Annual Report on Form 10-K for the year ended June 28, 2002.

OVERVIEW

Organization

      Avnet, Inc. and its subsidiaries (the “Company” or “Avnet”) is one of the world’s largest industrial distributors, based on latest fiscal year sales, of electronic components, enterprise network and computer equipment and embedded subsystems. Avnet creates a vital link in the technology supply chain that currently connects over 250 of the world’s leading electronic component and computer product manufacturers to a global customer base of over 100,000 original equipment manufacturers (“OEMs”), contract manufacturers, value-added resellers (“VARs”) and end-users. Additionally, Avnet provides engineering design, material management and logistic services, system integration and configuration, and supply chain advisory services. The Company currently consists of three operating groups, Electronics Marketing (“EM”), Computer Marketing (“CM”) and Applied Computing (“AC”), each with operations in the major economic regions of the world: the Americas, EMEA (Europe, Middle East and Africa) and Asia. A brief summary of each operating group is provided below:

•	EM markets and sells semiconductors interconnect, passive and electromechanical devices and radio frequency/microwave components. EM markets and sells its products and services to all sizes of customers, spread across end-markets including communications, computer hardware and peripheral, industrial and manufacturing, medical equipment, and military and aerospace. EM also offers an array of value-added services to its customers, such as supply-chain management, engineering design, inventory replenishment systems, connector and cable assembly and semiconductor programming.

•	CM markets and sells enterprise computing products and value-added services, including mid- to high-end servers, storage and networking solutions. CM markets and sells its products and services to the VAR channel and enterprise computing customers.

•	AC markets and sells products and solutions including the latest computer component technologies and embedded systems and technical services, such as product prototyping, configuration, integration and other value-added services. AC markets and sells computer components and services to PC builders and manufacturers of application-specific embedded computing solutions in the non-PC marketplace. Primary end-markets include medical equipment, communications, industrial and manufacturing, and digital creation.

RESULTS OF OPERATIONS

      In addition to disclosing financial results that are determined in accordance with generally accepted accounting principles (“GAAP”), the Company also discloses pro forma or non-GAAP results of operations that exclude certain items. Management believes that providing this additional information is useful to the reader to better assess and understand operating performance, especially when comparing results with previous periods or forecasting performance for future periods. Management believes the pro forma measures also help indicate underlying trends in the business. Management also uses pro forma measures to establish operational goals and, in some cases, for measuring performance for compensation purposes. However, analysis of results and outlook on a pro forma or non-GAAP basis should be used as a complement to, and in conjunction with, data presented in accordance with GAAP.

      The following tables reconcile the Company’s GAAP results to results excluding certain special items, which consist of special charges recorded during the quarter ended December 27, 2002 (see “Operating Expenses” and Note 12 to the Consolidated Financial Statements appearing in Item 1 of this Report) and debt extinguishment costs (see “Financing” and Note 5 to the Consolidated Financial Statements appearing in Item 1 of this Report), for the quarter and nine months ended March 28, 2003 and for the prior sequential quarter ended December 27, 2002:

	Third Quarter Ended March 28, 2003

	Results as	Special	Adjusted
	Reported	Items	Results

Sales	$2,340,468	$—	$2,340,468

Cost of sales	2,033,356	—	2,033,356

Gross profit	307,112	—	307,112

Selling, general and administrative expenses	270,863	—	270,863

Operating income	36,249	—	36,249

Other income, net	6,390	—	6,390

Interest expense	(26,650)	—	(26,650)

Debt extinguishment costs	(13,487)	13,487	—

Income before income taxes	2,502	13,487	15,989

Income tax provision	1,010	5,335	6,345

Net income	$1,492	$8,152	$9,644

Earnings per share:

Basic	$0.01	$0.07	$0.08

Diluted	$0.01	$0.07	$0.08

Shares used to compute earnings per share:

Basic	119,486	119,486	119,486

Diluted	119,571	119,571	119,571

	Nine Months Ended March 28, 2003

	Results as	Special	Adjusted
	Reported	Items	Results

Sales	$6,861,023	$—	$6,861,023

Cost of sales	5,940,726	—	5,940,726

Gross profit	920,297	—	920,297

Selling, general and administrative expenses	939,287	(106,765)	832,522

Operating income (loss)	(18,990)	106,765	87,775

Other income, net	16,987	—	16,987

Interest expense	(77,988)	—	(77,988)

Debt extinguishment costs	(13,487)	13,487	—

Income (loss) before income taxes	(93,478)	120,252	26,774

Income tax provision (benefit)	(35,825)	46,350	10,525

Net income (loss)	$(57,653)	$73,902	$16,249

Earnings (loss) per share:

Basic	$(0.48)	$0.61	$0.13

Diluted	$(0.48)	$0.61	$0.13

Shares used to compute earnings (loss) per share:

Basic	119,441	119,441	119,441

Diluted	119,441	119,441	119,441

	Second Quarter Ended December 27, 2002

	Results as	Special	Adjusted
	Reported	Items	Results

Sales	$2,346,665	$—	$2,346,665

Cost of sales	2,031,099	—	2,031,099

Gross profit	315,566	—	315,566

Selling, general and administrative expenses	390,758	(106,765)	283,993

Operating income (loss)	(75,192)	106,765	31,573

Other income, net	4,658	—	4,658

Interest expense	(24,306)	—	(24,306)

Income (loss) before income taxes	(94,840)	106,765	11,925

Income tax provision (benefit)	(36,183)	41,015	4,832

Net income (loss)	$(58,657)	$65,750	$7,093

Earnings (loss) per share:

Basic	$(0.49)	$0.54	$0.05

Diluted	$(0.49)	$0.54	$0.05

Shares used to compute earnings (loss) per share:

Basic	119,419	119,419	119,419

Diluted	119,419	119,419	119,419

Sales

      The table below provides period sales for the Company and its operating groups:

PERIOD SALES BY OPERATING GROUP AND GEOGRAPHY

	Q3-03	Q2-03	Sequential	Q3-02	Year - Year
	(Mar-03)	(Dec-02)	% Change	(Mar-02)	% Change

	(Dollars in thousands)

Avnet, Inc.	$2,340,468	$2,346,665	(0.3)%	$2,214,451	5.7%

EM	1,290,325	1,204,074	7.2	1,215,763	6.1

CM	628,060	682,910	(8.0)	551,648	13.9

AC	422,083	459,681	(8.2)	447,040	(5.6)

EM

Americas	$585,175	$584,830	0.1%	$662,550	(11.7)%

EMEA	477,722	405,948	17.7	404,632	18.1

Asia	227,428	213,296	6.6	148,581	53.1

CM

Americas	$520,279	$567,947	(8.4)%	$440,637	18.1%

EMEA	100,786	105,455	(4.4)	104,788	(3.8)

Asia	6,995	9,508	(26.4)	6,223	12.4

AC

Americas	$151,613	$161,005	(5.8)%	$181,489	(16.5)%

EMEA	236,693	278,722	(15.1)	239,604	(1.2)

Asia	33,777	19,954	69.3	25,947	30.2

Totals by Region

Americas	$1,257,067	$1,313,782	(4.3)%	$1,284,676	(2.2)%

EMEA	815,201	790,125	3.2	749,024	8.8

Asia	268,200	242,758	10.5	180,751	48.4

      The electronic component and computer products industry continued operating through another stable, but relatively weak technology marketplace during the third quarter of fiscal 2003. The technology markets in which Avnet competes continued to experience generally weak growth during the quarter with the exception of the Asian electronic components markets where semiconductor growth was especially strong. A large portion of Avnet’s revenues comes from sales of semiconductors, which are highly cyclical. Avnet’s sales, specifically within EM, closely follow the strength or weakness of the worldwide semiconductor market which continues to be stable but in a down-cycle overall.

      Consolidated sales of $2.34 billion were up $126.0 million, or 5.7%, from the prior year third quarter consolidated sales of $2.21 billion. The year-over-year benefit is a result of the strengthened Euro as well as an unusually strong quarter for CM, which benefited from some sales carryover from its typically strong second quarter as discussed further below. Consolidated sales are down slightly by $6.2 million, or 0.3%, in comparison with the prior sequential quarter consolidated sales of $2.35 billion. The sequential decline is largely driven by the expected weaker sales in the Company’s computer businesses (CM and AC) where Avnet’s second fiscal quarter is historically the strongest.

      EM sales of $1.29 billion in the third quarter of fiscal 2003 were up $74.6 million, or 6.1%, over the prior year third quarter sales of $1.22 billion. EM sales were up sequentially from the second quarter of fiscal 2003 by $86.3 million, or 7.2%. The largest contributor to this growth, both year-over-year and sequentially, has been EM’s sales in Asia. EM Asia’s sales of $227.4 million in the third quarter of fiscal 2003 increased by $78.8 million, or 53.1%, year-over-year, indicative of that region’s continually growing presence in the electronic component industry. Sequential growth in EM Asia was more modest at $14.1 million or 6.6%. A second contributor to EM’s growth year-over-year and sequentially was the strength of the Euro, which was the single largest contributor to EM EMEA’s sales increase. EM EMEA’s sales for the third quarter of fiscal 2003 were $477.7 million, increasing by $73.1 million, or 18.1%, from the prior year third quarter and up $71.8 million, or 17.7%, sequentially. EM Americas’ sales of $585.2 million were down by $77.4 million, or 11.7%, from the prior year third quarter, which offset a portion of the gains in EM Asia and EM EMEA discussed above. Management attributes a part of the decline in EM Americas’ sales to the continuing broad technology sector trend of OEMs moving their manufacturing and production facilities to Asia, most notably China. Trends in sales for EM Americas are also a function of the broad general economic challenges faced by technology markets in the US, driven by over-supply and general pricing pressures prevalent throughout the past two years. EM Americas’ sales remained relatively flat with a $0.3 million increase (less than 0.1%) from the second quarter of fiscal 2003.

      CM sales of $628.1 million during the quarter ended March 28, 2003 improved by $76.4 million, or 13.9%, over the third quarter of fiscal 2002. This trend is most evident in the Americas as 80% or more of CM’s sales typically originate from this region. A significant contributor to the year-over-year improvement is the sizable sales carryover, primarily in the Americas, from the December 2002 quarter, which is historically CM’s strongest quarter. The carryover is partially a function of the timing of Avnet’s fiscal periods. The second quarter, which ended on December 27, 2002, allowed for two business days of calendar 2002 to fall into Avnet’s third fiscal quarter which, based upon the typical budgeting cycles of many of CM’s large, calendar year-end customers, resulted in certain of CM’s sizable calendar year-end sales to these customers falling in Avnet’s third fiscal quarter. This carryover partially mitigated what has historically been a 10-20% decline in revenues from the second fiscal quarter to the third. As a result, CM’s revenues declined sequentially by only $54.9 million, or 8.0%, from the second quarter of fiscal 2003.

      AC’s third quarter sales of $422.1 million declined by $25.0 million, or 5.6%, from the prior year third quarter. Similarly, third quarter sales at AC declined sequentially by $37.6 million, or 8.2%, from the second quarter of fiscal 2003. The sequential decline was expected as AC, similar to CM, typically experiences its strongest performance in the December quarter. AC’s fiscal 2003 third quarter results were also impacted by lower sales into the PC builder customer base. AC has experienced ongoing pricing pressure for a number of quarters primarily in its volume microprocessor and disk drive businesses in the Americas and EMEA. Management continues to evaluate its business model with respect to this customer group in an effort to manage the impacts of these pricing trends, which have created profitability levels on certain product that management deems unacceptable. As a result, the Company will likely exit certain low-profit, low return-on-capital-employed business relationships during the fourth quarter of fiscal 2003. While this will impact AC’s revenues, management expects that the annualized expense reductions resulting from these actions, estimated at approximately $10 million, will more than offset any loss of sales. Management expects to record a special charge of approximately a similar amount during the fourth quarter of fiscal 2003 in its efforts to initiate this change.

      During the third quarter of fiscal 2003, sales by region, as indicated in the table above, depicts the continued relative importance of the Asia region, which increased to 11.5% of consolidated sales across all three operating groups, up from 8.2% in the same quarter of fiscal 2002. The Company expects the Asia region to continue to be a primary growth driver for Avnet as this region is becoming a more vital link in the technology supply chain. As a result, the trend of growth of the Asia region as a percentage of consolidated sales will likely continue as the Company continues to develop its business in that region, specifically in the Peoples’ Republic of China, where the Company continues to enhance its already established position. As a result of the 2001 acquisition of Sunrise Technology Ltd. and the organic growth of Avnet’s existing businesses in the Peoples’ Republic of China and other parts of Asia, management believes Avnet is well positioned to capitalize on the transition of Americas-based OEM customers to Asia.

      As a result of the growth of Avnet’s foreign sales as a percentage of consolidated sales, Avnet’s business is increasingly exposed to risks of operating internationally. Such risks include potential restrictions on transfer of funds, foreign currency fluctuations, import and export duties and value added taxes, import and export regulations that could erode profit margins or restrict exports, changing foreign tax laws and regulations, potential military conflicts, inflexible employee contracts in the event of business downturns and the burden and cost of compliance with foreign laws.

      For the first nine months ended March 28, 2003, consolidated sales were $6.86 billion, up $85.5 million, or 1.3%, compared with $6.78 billion for the same period of fiscal 2002. This increase is driven primarily by the improvement in sales in the third quarter of fiscal 2003 as compared with the third quarter of fiscal 2002 which, as discussed above, is a result of the strengthened Euro and an unusually strong third quarter for CM in the current fiscal year. For the same nine-month period, sales for EM were $3.74 billion, up $110.9 million, or 3.1%, over the same period in fiscal 2002 and sales for CM were $1.84 billion, up $14.8 million, or 0.8% from fiscal 2002. These increases were offset in part by AC sales of $1.28 billion during the first nine months of fiscal 2003, which were down $40.1 million, or 3.0%, from the same period in fiscal 2002.

Gross Profit Margins

      Consolidated gross profit margins for the third quarter of fiscal 2003 were 13.12%, down 92 basis points compared with the 14.04% gross profit margins in the third quarter of fiscal 2002. This decline in consolidated gross profit margins was primarily attributable to mix of business issues, including the negative impact of the increased volume of lower gross profit margin computer product sales — specifically increased software sales, which carry lower gross profit margins than most other computer products.

      EM accounted for 55.1% of consolidated sales for the third quarter, up slightly from 54.9% in the prior year third quarter. Management expects that the increased percentage of sales in favor of EM will continue when technology markets gradually improve into an anticipated up-cycle. Management also anticipates that the higher gross profit margins realized in prior up-cycles are achievable, and that levels currently experienced are not the result of any structured change in the industry, or of the markets the Company chooses to serve.

      Gross profit margins for the first nine months of fiscal 2003 were 13.41% as compared with 13.88% during the same period for fiscal 2002. This decrease of 47 basis points is also due to the factors described above.

Operating Expenses

      Operating expenses, which totaled $270.9 million for the third quarter of fiscal 2003, were down $17.1 million, or 5.9%, from $288.0 million in operating expenses reported in the third quarter of fiscal 2002. Operating expenses in the third quarter of fiscal 2003 were down $119.9 million sequentially from $390.8 million reported in the second quarter of fiscal 2003. However, excluding the impact of certain special charges incurred in the second quarter as further described below, third quarter operating expenses are down sequentially by $13.1 million, or 4.6%. The year-over-year reduction in operating expenses is primarily a result of cost reduction efforts and reorganizations initiated in the fourth quarter of fiscal 2002 and in the second quarter of fiscal 2003, each of which resulted in incremental special charges. The cost reductions on a sequential basis, excluding special charges, are offset in part by the strengthening of the Euro in the most recent quarter. In constant dollars, the sequential reduction in operating expenses, excluding special charges, would be approximately $19.7 million. The constant dollar comparison reflects the impact of applying the average foreign currency exchange rates in effect in the second quarter of fiscal 2003 to the third quarter of fiscal 2003 operating expenses of all subsidiaries of Avnet with foreign functional currencies. This comparison is meaningful to note the Company’s progress in achieving the cost reduction efforts of more than $90 million on an annualized basis that the Company initiated during the second quarter of fiscal 2003.

      The special charges impacting the results for the second quarter of fiscal 2003 are explained in detail in Note 12 to the Consolidated Financial Statements appearing in Item 1 of this Report. The special charge of $106.7 million pre-tax and $65.7 million after-tax, was taken as a result of multiple cost reduction initiatives stemming from certain reorganizations of the Company’s operations during the second quarter of fiscal 2003.

      As a percent of sales, operating expenses fell year-over-year from 13.0% in the quarter ended March 29, 2002 to 11.6%. The March 2003 quarter performance of 11.6% is the lowest level of operating expenses as a percent of sales in eight consecutive quarters of operation.

      Operating expenses for the first nine months of fiscal 2003 were $939.3 million compared with $889.7 million for the same period of fiscal 2002. Excluding special charges discussed above, operating expenses for the first nine months of fiscal 2003 were $832.5 million, down $57.2 million from the same period of fiscal 2002.

Operating Income (Loss)

      Consolidated operating income in the third quarter of fiscal 2003 was $36.2 million, an increase of $13.2 million from the third quarter of fiscal 2002 and an increase of $111.4 million from the prior sequential quarter. Excluding the impact of special charges discussed above, consolidated operating income in the third quarter of fiscal 2003 increased by $4.6 million over the $31.6 million reported in the second quarter of fiscal 2003. The significant improvement in consolidated operating profit and operating profit margin is primarily attributable to the cost reduction efforts implemented across each of the Company’s operating groups during the past nine months.

      For the first nine months of fiscal 2003, the consolidated operating loss was $19.0 million compared with income of $50.4 million for the same time period in fiscal 2002. However, excluding the impact of special items recorded during fiscal 2003, the Company’s year-to-date consolidated operating income was $87.8 million. This year-over-year improvement, excluding special charges, represents a 74% increase in operating income.

Interest Expense

      Interest expense of $26.7 million for the third quarter of fiscal 2003 was down slightly from $27.0 million in the prior year third quarter, but up from $24.3 million in the prior sequential quarter. The improvement year-over-year is a function of the Company’s continued efforts to reduce its debt with total reductions of approximately $1.85 billion since December 2000. Interest expense increased sequentially by $2.4 million primarily as a result of the higher interest rates associated with the new bond issuance of $475.0 million during the March quarter (see “Financing” for further discussion). These bonds bear interest at 9 3/4% per annum, a higher rate than the 6.45% Notes due in August 2003 and the 8.20% Notes due in October 2003 that were partially redeemed during the quarter. Additionally, the tender offer to retire the 6.45% and 8.20% Notes was open for approximately a four week period during which the Company also had the new 9 3/4% Notes outstanding. Finally, since $70.8 million of the 6.45% and 8.20% Notes remain outstanding after the redemptions completed in the third quarter, the Company is incurring interest costs on both the outstanding portions of the 6.45% and 8.20% Notes plus the 9 3/4% Notes.

      Through the first nine months of fiscal 2003, interest expense was $78.0 million as compared with $98.1 million for the same period in fiscal 2002. This represents a 20.5% reduction in interest expense attributable to the Company’s debt reduction efforts. This reduction is attributable primarily to the significant reductions of debt since December 2000.

Net Income (Loss)

      As a result of the operational performance and other factors described in preceding sections of this MD&A, the Company’s consolidated net income for the third quarter of fiscal 2003 was $1.5 million, or $0.01 per share on a diluted basis. Excluding the debt extinguishment costs incurred during the third quarter of fiscal 2003, the Company’s consolidated net income was $9.6 million ($0.08 per share on a diluted basis). The Company also benefited in the most recent quarter from an increase in other income to $6.4 million, net, an increase of $5.4 million on a year-over-year basis. This other income consists primarily of interest income and gains on foreign exchange. These results compare with a third quarter fiscal 2002 loss of $1.3 million, or $0.01 per share on a diluted basis.

      The Company recorded a net loss of $57.7 million, or $0.48 per share on a diluted basis, for the first nine months of fiscal 2003. The Company recorded net income of $16.2 million ($0.13 per share on a diluted basis) excluding the impact of special charges incurred during the nine month period as discussed above. This compares with a loss of $23.0 million, or $0.19 per share on a diluted basis, before the cumulative effect of change in accounting principle associated with the adoption of Statement of Financial Accounting Standards No. 142 (see Note 4 to the Consolidated Financial Statements appearing in Item 1 of this Report) in the first nine months of fiscal 2002. Including the cumulative effect of change in accounting principle, the Company recorded a net loss of $603.5 million, or $5.10 per share on a diluted basis, in the first nine months of fiscal 2002.

LIQUIDITY AND CAPITAL RESOURCES

Cash Flow

      During the first nine months of fiscal 2003, cash generated from income before depreciation, amortization, deferred taxes and other non-cash items (primarily provisions for doubtful accounts and non-cash special charges) totaled $68.5 million. During that period, $484.7 million was generated by reductions in working capital (excluding cash and cash equivalents). The working capital reductions are primarily a result of the Company’s efforts to improve its asset utilization and efficiency by reducing its receivables and inventories in what continues to be a relatively stable but weak electronic components and computer products industry. Reductions in receivables and inventories generated cash inflows of $429.1 million during the first nine months of fiscal 2003 ($236.6 million of these inflows were generated during the third quarter). The Company’s efforts in these areas have yielded consistent improvement since the industry down-cycle began in both days’ sales outstanding and in inventory turns with the latter ratio achieving its high point during this current down-cycle of 6.8 turns in the March 2003 quarter.

      The net cash flow from operations discussed above was $553.2 million for the first nine months of fiscal 2003. In addition, the Company used $13.4 million for other normal business operations including purchases of property, plant and equipment ($17.6 million, net of cash proceeds of $9.0 million from property, plant and equipment sold during the period) and cash generated by other items ($4.2 million). This resulted in $539.8 million, net, being generated from normal business operations. Also during the first nine months of fiscal 2003, the Company used $7.5 million for acquisitions primarily of the remaining minority interests in Max India, Ltd. and Avnet Components Israel. This overall net generation of cash of $532.3 million was used to reduce drawings under the accounts receivable securitization program by $200.0 million and to repay debt. As discussed below in “Financing,” the Company also generated net cash proceeds of $465.3 million from the February 2003 offering of the 9 3/4% Notes due February 15, 2008 which was used to redeem a significant portion of the 6.45% Notes and 8.20% Notes, both of which mature in calendar 2003. The net repayment of debt was $655.7 million with a resulting net increase in cash and cash equivalents of $141.9 million during the first nine months of fiscal 2003.

Capital Structure and Contractual Obligations

      The following table summarizes the Company’s capital structure as of the end of the first nine months of fiscal 2003 as compared with fiscal 2002 year-end:

Capital Structure

	March 28,	June 28,
	2003	2002

	(Thousands)

Short-term debt	$196,901	$59,309

Long-term debt	1,277,265	1,565,836

Total debt	1,474,166	1,625,145

Shareholders’ equity	1,787,240	1,804,510

Total capitalization	$3,261,406	$3,429,655

      The table above excludes amounts outstanding under Avnet’s accounts receivable securitization program. The Company had drawn $200.0 million at June 28, 2002 under this program. There were no drawings at

March 28, 2003. See Note 3 to the Consolidated Financial Statements appearing in Item 1 of this Report. Long-term debt in the above table includes the fair value adjustment of $34.3 million and $7.0 million at March 28, 2003 and June 28, 2002, respectively, for the hedged 8.00% Notes discussed in “Financing” below.

      For a description of the Company’s long-term debt and lease commitments for the next five years and thereafter, see Long-Term Contractual Obligations appearing in Item 7 in the Company’s Annual Report on Form 10-K. With the exception of pay downs of debt obligations discussed herein and regularly scheduled lease payments, there are no material changes to this information.

      In connection with the Company’s January 2000 acquisition of 84% of the stock of Eurotronics B.V., which went to market as SEI, the Company entered into a share purchase agreement with the sellers that called for an additional payment of cash or common stock of the Company if the Company’s share price does not reach $45.25 per share by January 2004. This guarantee would result in an additional payment to the sellers of approximately $80.8 million based upon the Company’s stock price as of March 28, 2003.

Financing

      On February 6, 2003, the Company issued $475.0 million of 9 3/4% Notes due February 15, 2008 (the “9 3/4% Notes”). The net proceeds from this debt issuance were approximately $465.3 million, net of underwriting fees. During the quarter ended March 28, 2003, the Company also redeemed $159.1 million of its 6.45% Notes due August 15, 2003 and $220.1 million of its 8.20% Notes due October 17, 2003. Proceeds from the 9 3/4% Notes were used to fund the tender and early redemption of the 6.45% and 8.20% Notes. Proceeds of $79.5 million from the 9 3/4% Notes are held in an escrow account which will be used to repay the remaining principal on the 6.45% and 8.20% Notes at their respective maturity dates plus interest due through their maturities. The Company incurred debt extinguishment costs of $13.5 million pre-tax, $8.2 million after tax and $0.07 per share on a diluted basis during the quarter ended March 28, 2003 related primarily to premiums and other transaction costs associated with the tender and early redemption of a portion of the 6.45% and 8.20% Notes.

      During the nine months ended March 28, 2003, the Company amended its syndicated bank credit facilities. Prior to these amendments, the bank credit facilities included a multi-year credit facility with a syndicate of banks that provided up to $428.8 million in financing and a 364-day credit facility providing up to $488.7 million in financing(the original syndicated bank credit facility also included a $82.5 million term loan facility that matured in November 2001). The multi-year credit facility is a three-year revolving, multi-currency facility that matures on October 25, 2004. The Company may select from various interest rate options and maturities under this facility.

      The amended terms of the multi-year credit facility reduced the available borrowings under the facility to $350.0 million. Additionally, the 364-day credit facility was terminated as part of the fiscal 2003 amendments. There were no drawings on the 364-day credit facility at the time of its termination.

      The amended agreement also modifies the interest coverage ratio, as defined therein, that the Company must maintain through the remaining term of the agreement. The amended agreement did not modify the other financial covenants of the bank credit facilities. The Company was in compliance with all of the covenants at March 28, 2003.

      The amended agreement also contains a “springing lien” provision whereby borrowings under the amended multi-year credit facility will become secured by certain assets of the Company and its subsidiaries if certain events occur. These events include: (a) the establishment of a debt rating of Ba1 or lower by Moody’s Investor Services (“Moody’s”) or BB+ or lower by Standard and Poor’s (“S&P”) or (b) the termination of Avnet’s current accounts receivable securitization program (see Note 3 to the Consolidated Financial Statements appearing in Item 1 of this Report) without simultaneously entering into another securitization with similar terms. There were no borrowings outstanding on the facility at March 28, 2003. See further discussion of the Company’s liquidity at “Liquidity Analysis.”

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

Covenants and Conditions

      The amended multi-year credit agreement described above contains certain covenants with various limitations on total debt, capital expenditures, investments and acquisitions, and require that net worth, interest coverage and other ratios be maintained at specific levels. Similarly, the receivable securitization program contains certain covenants relating to the quality of the receivables sold under the program. If these conditions are not met, the Company may not be able to borrow any additional funds under these facilities and might be required to repay any amounts outstanding. Circumstances that could affect the Company’s ability to meet the required financial covenants and conditions in its various financing arrangements include the duration and depth of the current economic downturn and its impact on profitability, perceived financial strength or weakness by credit rating agencies and various other economic, market and industry factors. The Company was in compliance with all covenants for these facilities at March 28, 2003.

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

Liquidity Analysis

      Under its two primary borrowing facilities (the multi-year credit facility and the accounts receivable securitization program) the Company has total borrowing capacity of $700.0 million against which there are no amounts outstanding at March 28, 2003. The Company also has an additional $301.2 million of cash and cash equivalents on hand at March 28, 2003, although $79.5 million of that cash on hand is in an escrow account and restricted to pay down the remaining principal and interest on the 6.45% and 8.20% Notes as discussed above in “Financing.” This liquidity is more than sufficient for the Company to pay down its $70.8 million of notes maturing in calendar 2003 and its $103.0 million of notes maturing in calendar 2004 with the remainder used, as necessary, to fund the working capital and ongoing operational needs of the Company.

      The following table highlights the Company’s liquidity ratios as of the end of the third quarter of fiscal 2003 with a comparison to the fiscal 2002 year-end:

Comparative Analysis Liquidity(1)

	March 28,	June 28,
	2003(2)	2002	% Change

	(Dollars in thousands)

Current assets	$3,055,815	$3,205,532	(4.7)%

Quick assets	1,798,168	1,533,251	17.3

Current liabilities	1,341,345	1,276,836	5.1

Working capital	1,714,470	1,928,696	(11.1)

Total debt	1,474,166	1,625,145	(9.3)

Total capitalization	3,261,406	3,429,655	(4.9)

Quick ratio	1.3:1	1.2:1

Working capital	2.3:1	2.5:1

Debt to total capital ratio	45.2%	47.4%

(1)	Excludes (i) receivables that have been sold from current and quick assets and (ii) amounts outstanding under the Company’s accounts receivable securitization program from debt which totaled $200.0 million at June 28, 2002. There were no drawings on the accounts receivable securitization program at March 28, 2003. See Note 3 to the Consolidated Financial Statements appearing in Item 1 of this Report.

(2)	Ratios that include cash and cash equivalents include $79.5 million of restricted cash held in escrow at March 28, 2003 to fund remaining principal and interest payments on the 6.45% and 8.20% Notes (see “Financing” for further discussion).

      The Company’s quick assets at March 28, 2003 totaled $1.80 billion as compared to $1.53 billion at June 28, 2002. At March 28, 2003, quick assets were greater than the Company’s current liabilities by $456.8 million as compared with $256.4 million at the end of fiscal 2002. The increase in quick assets is due in part to the increase in cash and cash equivalents resulting from the Company’s positive cash flows and financing transactions completed during fiscal 2003 (see “Cash Flow” and “Financing” above) as well as the increase in receivables in the March 28, 2003 consolidated balance sheet which resulted in large part from the reduced drawings under the Company’s accounts receivable securitization program in the most recent nine month period. Working capital at March 28, 2003 was $1.71 billion as compared with $1.93 billion at June 28, 2002. This decrease is primarily a result of the previously discussed inventory reductions since the end of fiscal 2002 offset in part by the increases in quick assets. At March 28, 2003, to support each dollar of current liabilities, the Company had $1.34 of quick assets and $0.94 of other current assets for a total of $2.28 as compared with $2.51 at June 28, 2002.

      The Company does not currently have any material commitments for capital expenditures.

Recently Issued Accounting Pronouncements

      In June 2002, the FASB issued Statement of Financial Accounting Standards No. 146 (“SFAS 146”), “Accounting for Costs Associated with Exit or Disposal Activities.” SFAS 146 supersedes former guidance addressing the financial accounting and reporting for costs associated with exit or disposal activities. SFAS 146 requires that a liability for a cost associated with an exit or disposal activity be recognized and measured when the liability is incurred (as opposed to upon the date of an entity’s commitment to a plan as provided for under previous guidance). The provisions of SFAS 146 are effective for any exit or disposal activities that are initiated by the Company after December 31, 2002.

      In November 2002, the Emerging Issues Task Force (“EITF”) reached a consensus on EITF Issue No. 02-16, “Accounting by a Customer (Including a Reseller) for Certain Consideration Received from a Vendor.” EITF Issue No. 02-16 provides guidance as to the classification and timing of recognition of supplier rebates in the results of operations of the customer or reseller receiving the rebate. Substantially all of Avnet’s rebates are dependent on the resale of the product to Avnet’s customers and the rebates are typically not awarded until Avnet completes this sale. Avnet has historically accounted for these rebates as a reduction of cost of sales and, therefore, EITF Issue No. 02-16 did not have a material impact on the Company.

      In December 2002, the FASB issued Statement of Financial Accounting Standards No. 148 (“SFAS 148”), “Accounting for Stock-Based Compensation — Transition and Disclosure — An Amendment of FASB Statement No. 123.” SFAS 148 provides alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based employee compensation and amends the disclosure requirements of Statement of Financial Accounting Standards No. 123 (“SFAS 123”), “Accounting for Stock Based Compensation,” to require prominent disclosure in both annual and interim financial statements regarding the method of accounting for stock-based compensation. The Company continues to account for its stock-based employee compensation under Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees” as allowed, but has adopted the disclosure provisions of SFAS 148 as indicated in Note 7 to the Consolidated Financial Statements appearing in Item 1 of this Report.

      In January 2003, the FASB issued FASB Interpretation No. 46 (“FIN 46”), “Consolidation of Variable Interest Entities,” which requires the consolidation of variable interest entities (“VIEs”), as defined, based upon an assessment of a company’s investment interests in the VIE as it relates to the interests of other investors in the VIE. FIN 46 also includes certain disclosure requirements related to any VIEs. The consolidation requirements apply to any VIEs created after January 31, 2003 and, for any VIEs that existed prior to that date, the consolidation requirements are effective with Avnet’s first quarter of fiscal 2004 to the extent Avnet continues to hold an investment interest in any such VIEs as of the first day of that quarter. Avnet is currently completing its evaluation of the effect, if any, of FIN 46 on its consolidated financial statements.

      In April 2003, the FASB issued Statement of Financial Accounting Standards No. 149 (“SFAS 149”), “Amendment of Statement 133 on Derivative Instruments and Hedging Activities,” which amends and clarifies financial accounting and reporting for derivative instruments, including certain derivative instruments embedded in other contracts. SFAS 149 will be effective for contracts entered into or modified after June 30, 2003 and for hedging relationships designated after June 30, 2003. The provisions of SFAS 149 are to be applied prospectively.

Item 3.	Quantitative and Qualitative Disclosures About Market Risk

      The Company seeks to reduce earnings and cash flow volatility associated with changes in interest rates and foreign currency exchange rates by entering into financial arrangements intended to provide a hedge against a portion of the risks associated with such volatility. The Company continues to have exposure to such risks to the extent they are not hedged.

      See Item 7A, “Quantitative and Qualitative Disclosures About Market Risk,” in the Company’s Annual Report on Form 10-K for the year ended June 28, 2002 for discussion of market risks associated with interest rates and foreign currency exchange. Our exposure to foreign exchange risks have not changed materially since

June 28, 2002 as the Company continues to hedge the majority of its foreign exchange exposures. Thus, any increase or decrease in fair value of the Company’s forward foreign exchange contracts is generally offset by an opposite effect on the related hedged positions.

      See “Liquidity and Capital Resources” for further discussion of the Company’s financing facilities and capital structure. As of March 28, 2003, 71% of the Company’s debt bears interest at a fixed rate and 29% of the Company’s debt bears interest at variable rates (including as variable rate debt the $400.0 million 8.00% Notes due November 15, 2006 due to the fair value hedge of this debt (see “Financing” for further discussion)). Therefore, a hypothetical 1.0% (100 basis point) increase in interest rates would result in a $3.1 million impact on income before income taxes in the Company’s consolidated statement of operations for the nine months ended March 28, 2003.

Item 4.	Controls and Procedures

      The Company’s management, including its Chief Executive Officer and Chief Financial Officer, have evaluated the effectiveness of the Company’s disclosure controls and procedures (as such term is defined in Rules 13a-14(c) and 15d-14(c) under the Securities Exchange Act of 1934 (the “Exchange Act”)) as of a date within 90 days prior to the filing of this quarterly report (the “Evaluation Date”). Based on such evaluation, the Company’s management has concluded that, as of the Evaluation Date, the Company’s disclosure controls and procedures are effective such that material information required to be disclosed by the Company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified by the Securities and Exchange Commission’s rules and forms relating to the Company. The Company’s management has also concluded that the Company’s disclosure controls and procedures are designed to accumulate and communicate the information required to be disclosed by Avnet to the Company’s management, including the Chief Executive Officer and the Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure. No significant changes were made in the Company’s internal controls or in other factors that could significantly affect these controls subsequent to the Evaluation Date.

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

      On September 26, 2002, Avnet’s subsidiary, Sterling Electronics Corporation (“Sterling”), was added as a defendant in an existing lawsuit filed in the Superior Court of California, County of Los Angeles, by property owners and residents in or near the San Gabriel Valley Superfund Site. This master case is a consolidation of six different matters filed during the period from July 1997 through November 2001. Sterling once owned 92.46% of the capital stock of Phaostron, Inc., which has been named as a PRP for contamination at the site. In March 2003, the court dismissed all six cases on technical grounds, but allowed the plaintiffs the opportunity to properly serve newly-added industrial defendants, including Sterling, in any case not yet outside the mandatory service period. In four of the six cases, the applicable service period has expired. Sterling, therefore, cannot be re-added to those cases as a defendant. In the remaining two cases, the plaintiffs have until January 1, 2004 and November 30, 2004, respectively, to re-add Sterling as a defendant in the master case and properly perfect service of process on Sterling. Those plaintiffs have not indicated a monetary amount sought in this matter. Avnet believes that Sterling has meritorious defenses to liability, and, although the ultimate outcome is uncertain, based on current information, Avnet does not believe that its liability for this matter, if any, will be material to its financial position, cash flow or results of operations.

      Avnet is a PRP at a manufacturing site in Huguenot, New York currently under investigation by the New York State Department of Environmental Conservation (“NYSDEC”), which site Avnet owned from the mid-1960s until the early-1970s. The estimated cost of the first phase of the environmental clean-up (to remediate contaminated soils) is approximately $2.4 million based on an NYSDEC cost estimate. Avnet currently is engaged in litigation to apportion these costs among it and the current and former owners and operators of the site. Based on current information, Avnet does not anticipate its liability in the matter will be material to its financial position, cash flow or results of operations.

      Based on the information known to date, management believes that Avnet has appropriately accrued in its consolidated financial statements for its share of the costs associated with these environmental clean-up sites.

      The Company and/or its subsidiaries are also parties to various other legal proceedings arising from time to time in the normal course of business. While litigation is subject to inherent uncertainties, management currently believes that the ultimate outcome of these proceedings, individually and in the aggregate, will not have a material adverse effect on the Company’s financial position, cash flow or overall results of operations.

Item 6.	Exhibits and Reports on Form 8-K

A.     Exhibits

3A.	Restated Certificate of Incorporation of the Company (incorporated herein by reference to the Company’s Report on Form 8-K dated February 12, 2001, Exhibit 3(j)).
3B.	By-laws of the Company, effective July 27, 2001 (incorporated herein by reference to the Company’s Current Report on Form 8-K dated September 25, 2001, Exhibit 4).
4.	Note: The total amount of securities authorized under any instrument which defines the rights of the holders of the Company’s long-term debt does not exceed 10% of the total assets of the Company and its subsidiaries on a consolidated basis. Therefore, none of such instruments are required to be filed as exhibits to this Report. The Company agrees to furnish copies of such instruments to the Commission upon request.
10A.	Seventh Amendment to Credit Agreement dated as of January 30, 2003 by and among the Company, the lenders party thereto, and Bank of America, N.A., as Administrative Agent.
10B.	Eighth Amendment to Credit Agreement dated as of March 28, 2003 by and among the Company, the lenders party thereto, and Bank of America, N.A., as administrative agent.
99.1	Certification by Roy Vallee, Chief Executive Officer, under Section 906 of the Sarbanes-Oxley Act of 2002.
99.2	Certification by Raymond Sadowski, Chief Financial Officer, under Section 906 of the Sarbanes-Oxley Act of 2002.

B.     Reports on Form 8-K:

      During the third quarter of fiscal 2003, the Company filed the following Current Reports on Form 8-K: (1) Current Report on Form 8-K bearing cover date of January 9, 2003 in which the Company reported under Item 9 that it had issued a press release announcing that the second quarter of fiscal 2003 corporate update conference call would be held on January 23, 2003; (2) Current Report on Form 8-K bearing cover date of January 23, 2003 in which the Company reported under Item 5 that it had issued a press release announcing the second quarter of fiscal 2003 results; (3) Current Report on Form 8-K bearing cover date of January 27, 2003 in which the Company reported under Item 9 that it had issued a press release announcing the tender offer for its 6.45% Notes due August 2003 and its 8.20% Notes due October 2003; (4) Current Report on Form 8-K bearing cover date of January 31, 2003 in which the Company filed exhibits under Item 7 containing the pricing agreement, indenture, officers’ certificate, opinion of general counsel and computation of earnings to fixed charges related to the Company’s $475 million 9 3/4% Notes due February 2008; (5) Current Report on Form 8-K bearing cover date of February 3, 2003 in which the Company reported under Item 9 that it had issued a press release announcing the pricing of its $475 million 9 3/4% Notes due February 2008; (6) Current Report on Form 8-K bearing cover date of February 6, 2003 in which the Company reported under Item 9 that it had issued a press release announcing the completion of the $475 million 9 3/4% Notes offering and the amendment of the Company’s tender offer for its 6.45% Notes due August 2003 and its 8.20% Notes due October 2003; (7) Current Report on Form 8-K bearing cover date of February 20, 2003 in which the Company reported under Item 9 that it had issued a press release announcing its participation in the upcoming Goldman Sachs Technology Investment Symposium; (8) Current Report on Form 8-K bearing cover date of February 27, 2003 in which the Company reported under Item 9 that it had issued a press release announcing its participation in the upcoming Morgan Stanley Semiconductor and Systems Conference and the Raymond James 24th Annual Institutional Investors Conference; and (9) Current Report on Form 8-K bearing cover date of March 3, 2003 in which the Company reported under Item 9 that it had issued a press release announcing that it had closed its tender offer for its 6.45% Notes due August 2003 and its 8.20% Notes due October 2003.

SIGNATURES

      Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

AVNET, INC.
(Registrant)

By:	/s/ RAYMOND SADOWSKI

______________________________________ Raymond Sadowski
Senior Vice President,
Chief Financial Officer and Assistant Secretary

By:	/s/ JOHN F. COLE

______________________________________ John F. Cole
Controller and Principal Accounting Officer

Date: May 9, 2003

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

/s/ ROY VALLEE
_______________________________________ Roy Vallee
Chief Executive Officer

Date: May 9, 2003

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

/s/ RAYMOND SADOWSKI
_______________________________________ Raymond Sadowski
Chief Financial Officer

Date: May 9, 2003

                  Exhibit Index

3A.	Restated Certificate of Incorporation of the Company (incorporated herein by reference to the Company’s Report on Form 8-K dated February 12, 2001, Exhibit 3(j)).
3B.	By-laws of the Company, effective July 27, 2001 (incorporated herein by reference to the Company’s Current Report on Form 8-K dated September 25, 2001, Exhibit 4).
4.	Note: The total amount of securities authorized under any instrument which defines the rights of the holders of the Company’s long-term debt does not exceed 10% of the total assets of the Company and its subsidiaries on a consolidated basis. Therefore, none of such instruments are required to be filed as exhibits to this Report. The Company agrees to furnish copies of such instruments to the Commission upon request.
10A.	Seventh Amendment to Credit Agreement dated as of January 30, 2003 by and among the Company, the lenders party thereto, and Bank of America, N.A., as Administrative Agent.
10B.	Eighth Amendment to Credit Agreement dated as of March 28, 2003 by and among the Company, the lenders party thereto, and Bank of America, N.A., as administrative agent.
99.1	Certification by Roy Vallee, Chief Executive Officer, under Section 906 of the Sarbanes-Oxley Act of 2002.
99.2	Certification by Raymond Sadowski, Chief Financial Officer, under Section 906 of the Sarbanes-Oxley Act of 2002.