Form 10-K
period 2003-06-27
AVNET INC
filed 2003-09-16
CIK 8858

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-K

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended June 27, 2003

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

          Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act. Yes ☑          No ☐

The aggregate market value (approximate) of the registrant’s common equity held by non-affiliates based on the closing price of a share of the registrant’s common stock for New York Stock Exchange composite transactions on September 8, 2003	$2,235,676,736

The number of shares of the registrant’s Common Stock (net of treasury shares) outstanding at September 8, 2003	119,618,873

DOCUMENTS INCORPORATED BY REFERENCE

          Certain portions of the registrant’s definitive proxy statement (to be filed pursuant to Reg. 14A) relating to the Annual Meeting of Shareholders anticipated to be held on November 6, 2003 are incorporated herein by reference in Part III of this Report.

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

PART I

Item 1.     Business*

      Avnet, Inc., incorporated in New York in 1955, together with its subsidiaries (the “Company” or “Avnet”), is one of the world’s largest industrial distributors, based on sales, of electronic components, enterprise network and computer equipment and embedded subsystems, with sales in 2003 of $9.05 billion. Avnet creates a vital link in the technology supply chain that connects over 250 of the world’s leading electronic component and computer product manufacturers to a global customer base of over 100,000 original equipment manufacturers (“OEMs”), contract manufacturers, value-added resellers (“VARs”) and end-users. Avnet distributes electronic components and computer products as received from its suppliers or with assembly or other value added by Avnet. Additionally, Avnet provides engineering design, materials management and logistics services, system integration and configuration, and supply chain advisory services.

Organizational Structure

      As of the end of 2003, the Company was comprised of three global operating groups: Electronics Marketing (“EM”), Computer Marketing (“CM”) and Applied Computing (“AC”). Under the operating group structure as of the end of 2003 and in the current structure discussed below, each operating group has its own senior management team that is led by a group president and includes other senior executives within the group that manage the group’s accounting and finance, information systems, facilities, warehousing and other administrative tasks for each group as a whole. Each operating group also has distinct financial reporting that is evaluated at the corporate level and on which operating decisions and strategic planning for the Company as a whole are made. EM, CM and AC were the overall segments upon which Avnet’s management primarily evaluated the operations of the Company and upon which it based its operating decisions through the end of fiscal 2003. Divisions exist within each operating group that serve primarily as sales and marketing units to further streamline the sales and marketing efforts within each operating group and to enhance each operating group’s ability to work with its customers and suppliers, generally along more specific product lines or based upon geography. However, each division relies heavily on the support services that are provided centrally within each operating group and by centralized support at the corporate level. These divisions are specifically discussed in the operating group discussions below.

      Subsequent to 2003, management announced plans to combine CM and AC into one computer products and services operating group called Avnet Technology Solutions (“ATS”). This combination will continue to bring to market all value propositions contained within the two former operating groups and is part of Avnet’s continued efforts to strengthen its market leadership position, streamline operations and produce further cost savings. The rationalization of certain operating facilities, equipment and processes is expected to yield significant cost savings while also stimulating new marketing opportunities for the combined group by selling from a broader, shared line card of products and services to customers that will be served by the larger, combined operating group. See “Restructuring and Other Charges” appearing in Item 7 of this Report for further discussion of the restructuring efforts surrounding the combination of these two operating groups as well as the benefits and cost savings that management expects will result.

      A summary of each operating group, based on the three-group structure in place as of June 27, 2003, is included below. Further financial information by segment and geography are also contained in Note 16 to the consolidated financial statements appearing in Item 15 of this Report.

*	Unless otherwise specifically indicated, references in this Report to any particular year or quarter generally are to the Company’s fiscal year period. The Company’s fiscal year ends on the Friday closest to June 30th (Saturday closest to June 30th commencing in 2004).

Electronics Marketing (“EM”)

      EM markets and sells semiconductors, interconnect, passive and electromechanical devices (“IP&E”), and radio frequency (“RF”)/microwave components. EM markets and sells its products and services to customers spread across end-markets including communications, computer hardware and peripheral, industrial and manufacturing, medical equipment, and military and aerospace. EM also offers an array of value-added services to its customers, such as supply-chain management, engineering design, inventory replenishment systems, connector and cable assembly, and semiconductor programming.

      EM markets and sells products on behalf of over 250 of the world’s leading electronic component manufacturers. Suppliers of components to EM include Analog Devices, Infineon Technologies, Intel, Motorola, National Semiconductor, ON Semiconductor, Philips Components, Texas Instruments, Tyco and Xilinx. EM sells to multinational, regional and local OEMs and contract manufacturers including Benchmark, Celestica, Flextronics, General Electric, Plexus, Sanmina-SCI, Siemens and Solectron.

      EM is Avnet’s largest operating group, with sales in 2003 of $4.99 billion, representing 55.1% of Avnet’s consolidated sales. EM is comprised of three regional operations: EM Americas, which had sales of $2.38 billion in 2003, or 26.3% of Avnet’s consolidated sales; EM EMEA (Europe, Middle East and Africa), which had sales of $1.74 billion in 2003, or 19.2% of Avnet’s consolidated sales; and EM Asia, which had sales of $868.3 million in 2003, or 9.6% of Avnet’s consolidated sales.

      Each EM sales division is generally focused on a specific customer segment, particular product lines provided by a limited group of suppliers or on a specific geography. The various divisions collectively focus on the transactional needs of the traditional global electronic components distribution market, and thereby offer one of the industry’s broadest line cards and convenient one-stop shopping with an emphasis on responsiveness, on-time delivery and quality. Certain specialty services are made available to the individual divisions through common support service units.

      EM’s sales division structure is as follows:

          Americas

•	Avnet Cilicon: Avnet’s semiconductor division in the Americas focuses on the semiconductor requirements of both customers and suppliers. To achieve this focus, Avnet Cilicon has channels focused on different customers’ needs, including dedicated channels to service small to medium customers, large customer engagements, defense and aerospace customers, emerging customers and contract manufacturers. Avnet Cilicon also provides an array of engineering design and supply chain management services. Avnet Cilicon contains the former Avnet RF & Microwave sales division which was combined with Avnet Cilicon during 2003.

•	Avnet IP&E: This division was rebranded during 2003 from the sales division formerly named Avnet Kent. Avnet IP&E distributes electronic connectors, electronic wire and cable, and other passive and electromechanical products and interconnect assemblies used in assembling and manufacturing electronic products. Avnet IP&E also provides a wide array of value-added services including hi-reliability processing, parametric assembly, RF cable assembly, fan assembly, taping and reeling and component modification.

          EMEA

•	In EMEA, EM goes to market with seven sales divisions: EBV and WBC, based in Germany, which specialize in demand creation and logistics services for select semiconductor suppliers; Silica, based in the United Kingdom, a semiconductor marketer; Avnet Time, based in the United Kingdom, a marketer of IP&E components; BFI-Optilas, based in France, a marketer of specialty components and devices across Europe; Avnet Israel, based in Tel Aviv, one of the largest value-added electronic components distributors in Israel; and Avnet Kopp, one of South Africa’s largest distributors of electronic and electrical components. EM EMEA does business in 30 western and eastern European countries, South Africa, Turkey, Egypt and Israel.

          Asia

•	EM Asia is a value-added distributor of electronic components and services in 10 Asian countries and Australia and New Zealand. All of EM Asia’s operations have access to the products and services provided by EM globally. The 2001 acquisition of Sunrise Technology Ltd. (“Sunrise”) significantly enhanced EM’s presence in Asia, especially in the Peoples’ Republic of China (“PRC”). Avnet goes to market in China with three focused sales and marketing divisions — Sunrise, ChinaTronic and Avnet Technology.

Computer Marketing (“CM”)

      CM markets and sells enterprise computing systems, system configuration and integration, communications, software and storage. CM provides mid- to high-end servers, data storage, software and networking solutions, and the services required to implement these solutions. CM is a leading partner for system vendors such as IBM and HP. Other key suppliers CM serves include Cisco Systems, EMC, Oracle, StorageTek and VERITAS. CM markets and sells its products and services to the VAR channel and enterprise computing customers, which include AdviseX Technologies, ASAP Software, Key Information Systems, Sirius Computer Systems, Software Spectrum and Venture Systemsource.

      CM’s 2003 sales were $2.43 billion, representing 26.8% of Avnet’s consolidated sales. CM’s 2003 global sales consisted of the following regional results: CM North America sales of $2.01 billion, or 22.2% of Avnet’s consolidated sales; CM EMEA sales of $371.2 million, or 4.1% of Avnet’s consolidated sales; and CM Asia/ Pacific sales of $45.0 million, or 0.5% of Avnet’s consolidated sales.

      CM consists of three primary sales divisions as follows:

•	Avnet Hall-Mark, based in North America, concentrates on sales of enterprise computer systems and software, including servers, storage and software, exclusively to the reseller channel in North America. Avnet Hall-Mark is one of the industry’s leading value-added distributors in the enterprise computing space in support of a limited line card of the foremost systems, storage and software manufacturers. Avnet Hall-Mark provides those manufacturers’ products to value-added resellers, along with complementary value-added services. Avnet Hall-Mark also provides logistics, financial, marketing, sales and technical services, including in-house engineering support, complex systems integration and configuration services.

•	Avnet Enterprise Solutions provides end-user customers with information technology solutions that include hardware, software, maintenance, financial and professional services. Avnet Enterprise Solutions is a solutions integrator specializing in enterprise server storage and network solutions. Avnet Enterprise Solutions leverages its unique suite of technical and financial strategies and services to minimize risk, maximize flexibility and optimize the use of capital on IT infrastructures, and thus brings value to businesses intent on managing their total cost of technology infrastructure — from the data center, through the network, to the desktop.

•	Avnet Partner Solutions, based in Europe, is an industry leading, value-added distributor of enterprise computing systems, software, storage and services, marketing exclusively to the reseller channel. Avnet Partner Solutions has European offices in Austria, Czech Republic, Germany, Hungary, Italy, Poland, Switzerland and the United Kingdom. Avnet Partner Solutions also operates a division in Australia, serving resellers and end-users.

Applied Computing (“AC”)

      AC focuses on the worldwide OEM market for computing technology, system integrators and non-PC OEMs that require embedded systems and solutions including engineering, product prototyping, integration and other value-added services. AC markets and sells subsystem products such as microprocessors, single-board computers, server building blocks, storage products, peripherals, flat panel displays, networking software, embedded software, wireless products and embedded operating systems. AC suppliers include Advanced Micro Devices, EIZO, IBM, Intel, LG.Philips, Maxtor, Micron Technologies, Motorola, Sharp,

Toshiba and Western Digital. AC’s customers include ABS Computer Technologies, Astra Detentechnik, Avatar Technology, Avaya, Boldata, CC Compunet, ECS Trading Co. Ltd., GE Medical Systems, MA Laboratories, Xala Informatica and Western Scientific.

      AC’s 2003 sales were approximately $1.63 billion, representing 18.0% of Avnet’s consolidated sales. AC’s 2003 global sales consisted of the following regional results: AC North America sales of $633.1 million, or 7.0% of Avnet’s consolidated sales; AC EMEA sales of $888.2 million, or 9.8% of Avnet’s consolidated sales; and AC Asia/ Pacific sales of $109.4 million, or 1.2% of Avnet’s consolidated sales.

      AC’s sales divisions include the following:

•	Applied Computing Components serves the needs of manufacturers of general-purpose computers by providing them with the latest technologies such as microprocessors, DRAM modules and motherboards.

•	Applied Computing Solutions provides technical design, integration, marketing and financing to developers of application specific computer solutions in the non-PC market place. Examples of these types of customers are OEMs in the medical, telecommunications, industrial control and digital creation market segments.

•	Applied Computing Market Development concentrates on specialized displays, network products and storage solutions, while targeting mainly VARs and system integrators with its wireless switch and wireless standalone solutions.

      AC’s coverage of Europe as of the end of 2003 includes the United Kingdom, Germany, Spain, Italy, Austria (also services eastern Europe), the Nordic region, the Benelux region, France and Switzerland.

Avnet Technology Solutions (“ATS”)

      As discussed above, ATS was formed subsequent to 2003 through the combination of CM and AC. The sales divisions, product offerings and customer and supplier relationships of CM and AC discussed above are expected to continue under ATS, while overall costs should decrease from the rationalization of various facilities, equipment and processes. ATS would have accounted for sales of $4.06 billion, or 44.9% of Avnet’s consolidated 2003 sales, had the new operating group structure been in place during 2003. Regionally, ATS’s sales were spread across the Americas ($2.65 billion, or 29.3% of consolidated sales), EMEA ($1.26 billion, or 13.9% of consolidated sales) and Asia ($154.4 million, or 1.7% of consolidated sales).

Foreign Operations

      As noted in the operating group discussions, Avnet’s operations are deployed globally with significant operations in the three major regions of the world: the Americas, EMEA, and Asia. Historically, Avnet’s operations in the Americas region (primarily the United States) have contributed the largest percentage of consolidated sales. During 2003, 2002 and 2001, the percentage of the Company’s business based in the Americas has been 56%, 60% and 68%, respectively. The EMEA region’s contribution to Avnet’s consolidated sales has remained relatively flat over the same three-year period. The Asia region has been continuously growing as a percentage of consolidated sales with 11%, 8% and 4%, respectively, of consolidated sales being generated there. This growth in Asia is a result of Avnet’s continued investment in the PRC, which was recently admitted into the World Trade Organization, as well as investment in other countries throughout this rapidly growing region. Management expects the Asia region to continue this growth trend and to contribute a growing percentage of consolidated sales in the future.

      Avnet’s foreign operations are subject to a variety of risks including potential restrictions on transfers of funds, foreign currency fluctuations, import and export duties, import and export regulations that could erode profit margins, changing foreign tax laws and regulations, potential military conflicts, less flexible employee contracts in the event of business downturns, and the burden and cost of compliance with foreign laws. The most significant of these risks is the Company’s exposure to foreign currency fluctuations, which are hedged regularly as part of Avnet’s treasury and cash management operations. These risks are discussed further at “Quantitative and Qualitative Disclosures About Market Risk” appearing in Item 7A of this Report. Additionally, discussion of specific impacts of foreign currency fluctuations, most notably the Euro, on the Company’s consolidated financial statements are further discussed in “Management’s Discussion and Analysis of Financial Condition and Results of Operations” appearing in Item 7 of this Report.

Significant Acquisitions

      Avnet made no significant acquisitions during 2003 or 2002. Avnet has historically pursued a strategic acquisition program to grow its presence in world markets for electronic components and computer products. This growth strategy was a significant factor in Avnet becoming one of the largest industrial distributors of electronic components and computer equipment worldwide. Having achieved this scale, management has focused in the Company’s most recent two fiscal years on its existing lines of business and strategies to help those businesses grow organically. For instance, since the acquisition of Sunrise Technology Ltd. in 2001, Avnet has continued to establish an infrastructure throughout the Asia/ Pacific region to accommodate the significant growth in this part of the world. Largely as a result of these efforts, sales in this region have increased from $556.4 million in 2000 to $1.02 billion in 2003. Further, the limited number of acquisition targets has changed the focus of the Company’s acquisition strategy to a relatively smaller scale, which would likely be directed at geographies where the Company is seeking to increase its scale and scope if any acquisition targets are pursued. Management currently does not anticipate making any material acquisitions in the near term.

      During the last three years, the Company has completed six acquisitions — two in North America, two in Europe, one in the Asia/ Pacific region and one in the Middle East — as highlighted in the table below:

			Sales
Acquisition Date	Acquired Company	Base of Operations	(Millions)(A)

March 2002	Gamma Optronik AB	France	$8
June 2001	Kent Electronics Corporation	North America	942
May 2001	Sunrise Technology Ltd.	China	230
February 2001	RDT Technologies Ltd.	Israel	90
October 2000	VEBA Electronics Group	Germany	1,800
July 2000	Savoir Technology Group, Inc.	North America	767

(A)	Represents the acquired company’s approximate sales in its most recent fiscal year prior to its acquisition by Avnet.

      During 2001, the Company acquired a number of businesses that had a substantial positive impact on the sales and scale of operations of the Company. In addition to enhanced scale, as discussed above, another goal of the Company’s acquisition strategy is to recognize certain cost savings once the acquired company is merged with Avnet. In order to achieve such cost savings, certain reduction efforts often must take place in the form of headcount reductions, facility consolidation and other reorganization efforts. See “Restructuring and Other Charges” appearing in Item 7 of this Report for further discussion of the Company’s restructuring efforts, including those associated with recent acquisitions. Below is a discussion of the Company’s significant acquisitions (those acquisitions where the acquired company had sales in excess of $150 million in its most recent fiscal year prior to acquisition). With the exception of the acquisition of Kent Electronics Corporation (“Kent”), all of the acquisitions discussed below were accounted for using the purchase method of accounting.

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

      The accompanying consolidated financial statements and notes for years prior to 2002 have been restated to reflect the acquisition of Kent, which has been accounted for as a “pooling-of-interests.” The periods combined are more fully discussed in Note 2 to the consolidated financial statements appearing in Item 15 of this Report. As discussed in Item 7 of this Report and in the notes to the consolidated financial statements, the Company recorded certain charges in the fourth quarters of 2002 and 2001, a significant portion of which resulted from the Kent acquisition being accounted for as a “pooling-of-interests.” Thus, these charges were recorded to the Company’s consolidated statements of operations as opposed to being reflected as opening balance sheet adjustments recorded as part of purchase accounting.

      In May 2001, Avnet acquired Sunrise, a privately held electronic components distribution company serving indigenous and multinational OEMs and contract manufacturers in the PRC and Hong Kong. The Sunrise acquisition has substantially strengthened the Company’s operations in the PRC and Asia overall and provides an important strategic foothold for continued expansion in this important region of the world.

      In October 2000, the Company completed the acquisition of certain European operations of the VEBA Electronics Group consisting of (a) the Germany-headquartered EBV Group, including EBV Electronik and WBC, both pan-European semiconductor distributors, and Atlas Services Europe, a logistics provider for EBV and WBC; and (b) the Germany-based RKE Systems, a computer products and services distributor. The amount paid at closing of $740.0 million, subject to the resolution of certain purchase price contingencies, included the payoff of substantially all of the debt on the books of the companies acquired. During 2003, the Company and the seller of the VEBA Electronics Group resolved all remaining purchase price contingencies related to this acquisition, resulting in a refund to Avnet of a portion of the amount paid at closing totaling approximately $6.5 million.

      In July 2000, the Company acquired Savoir Technology Group, Inc. (“Savoir”), a leading distributor of IBM mid-range server products in the Americas. This acquisition has benefited the Company, particularly CM, by contributing substantially to making Avnet one of the largest distributors of IBM Enterprise products globally. In the Savoir merger, holders of Savoir common stock received 0.11452 of a share of Avnet common stock for each share of Savoir common stock, and cash in lieu of fractional Avnet shares. Holders of Savoir series A preferred shares received 0.16098 of a share of Avnet common stock for each share they held and cash in lieu of fractional Avnet shares. The total cost of the acquisition of Savoir including estimated expenses was approximately $145.8 million, consisting of the cost for the Savoir shares of $111.1 million in Avnet stock and $0.7 million in Avnet stock options (net of related tax benefits of $0.5 million) as well as $1.8 million for transaction expenses and $32.2 million for the payoff of pre-existing Savoir debt. The above dollar value of Avnet stock includes the issuance of 3,736,954 shares of Avnet stock valued at the assumed price of $29.66 per share.

Major Products

      One of Avnet’s competitive strengths is the breadth and quality of the suppliers whose products it distributes. IBM represents the only supplier from which sales exceed 10% of the Company’s consolidated sales. During 2003, IBM products accounted for approximately 17.5% of the Company’s sales. Listed in the table below are the major product categories and the Company’s approximate sales of each in the past three fiscal years.

	Years Ended

	June 27,	June 28,	June 29,
	2003	2002	2001

	(Millions)
Semiconductors	$4,819.1	$4,430.3	$7,105.6
Computer products	3,457.8	3,475.3	3,950.8
Connectors	376.3	385.0	735.6
Passives, electromechanical and other	395.2	629.6	1,022.0

	$9,048.4	$8,920.2	$12,814.0

      The following are the Company’s significant suppliers by major product category discussed above:

•	Semiconductors: The Company’s major suppliers of semiconductors are Analog Devices, Infineon Technologies, Intel, Maxim Integrated Products, Motorola, National Semiconductor, ON Semiconductor, Philips Components, STMicroelectronics, Texas Instruments and Xilinx.

•	Computer Products: The Company’s major suppliers of computer products are Cisco, EIZO, EMC, HP, IBM, Intel, Motorola, Oracle NEC, Sharp and VERITAS.

•	Connectors: The Company’s major suppliers of connectors are AMP, Amphenol, AVX, ITT Cannon, Molex, T&B, Tyco and 3M.

•	Passives, Electromechanical and Other: The Company’s major suppliers of these products are Aromat, Artesyn Technologies, AVX, Bourns, ITT/ C&K, Kemet, Murata, Pulse and Vishay.

      As of June 27, 2003, the Company had over 300 locations worldwide, including a small number in customer facilities. Many of these locations contain sales, warehousing and administrative functions for multiple sales and marketing units. Avnet sells to customers in 68 countries.

Competition & Markets

      Avnet is currently the world’s largest industrial distributor (based on sales) of electronic components and computer products.

      The electronic component and computer product industry continues to be extremely competitive and is subject to rapid technological advances. The Company’s major competitors are Arrow Electronics, Inc., Future Electronics, Memec PLC and Pioneer-Standard Electronics, Inc. There are also certain smaller, specialized competitors who focus upon one market or product or a particular sector. As a result of these factors, Avnet must remain competitive in its pricing of goods and services.

      Another key competitive factor in the electronic component and computer product distribution industry as a whole is the need to carry a sufficient amount of inventory to meet rapid delivery requirements of customers. However, to minimize its exposure related to valuation of inventory on hand, the majority of the Company’s product lines are purchased pursuant to non-exclusive distributor agreements. These agreements typically provide certain protections to the Company for product obsolescence and price erosion in the form of rights of return and price protection. Furthermore, these agreements are generally cancelable upon 30 to 180 days notice and, in most cases, provide for inventory return privileges upon cancellation. In addition, the Company enhances its competitive position by offering a variety of value-added services which entail the performance of services and/or processes tailored to individual customer specifications and business needs such as point of use replenishment, testing, assembly, supply chain management and materials management.

      A key strength of the Company is the breadth and quality of the suppliers whose products it distributes. Because of the number of Avnet’s suppliers, which totals over 250, many customers can make all of their required purchases with Avnet, rather than purchasing from several different vendors.

Seasonality

      With the exception of a relatively minor impact on consolidated results from the growth in revenues in the computer-related businesses (CM and AC) during Avnet’s fiscal quarter ending in December, Avnet’s business is not materially impacted by seasonality.

Number of Employees

      At June 27, 2003, Avnet had approximately 10,100 employees.

Avnet Website

      The Company’s Annual Report on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K and amendments to those Reports, if any, filed or furnished pursuant to Section 13(a) or 15(d) of the Securities Exchange Act of 1934 are available on the Company’s website (avnet.com under the “Investor Relations — SEC Filings” captions) as soon as reasonably practicable after the Company electronically files such material with, or furnishes it to, the Securities and Exchange Commission.

Item 2.     Properties

      At June 27, 2003, the Company owned and leased approximately 748,000 and 3,727,000 square feet of space, respectively, of which approximately 53% is located in the United States. EM’s principal facilities for warehousing and value-added operations are located in Chandler, AZ; Poing, Germany; Tongeren, Belgium; and Grapevine, TX, where EM has approximately 395,000, 230,000, 167,000 and 181,000 square feet of space, respectively. CM’s principal facilities for warehousing and value-added operations are located in Chandler, AZ where CM has approximately 196,000 square feet of space. CM also utilizes a portion of the Tongeren, Belgium facility discussed above for warehousing and value added operations. CM leases a 132,000 square foot building in Tempe, AZ for use as the CM headquarters and EM and CM share leased office facilities of approximately 48,000 square feet in Diegem, Belgium as the administrative headquarters for their respective European operations. AC’s principal facilities for integration and warehousing are located in Phoenix, AZ and Nettetal, Germany, where AC has approximately 87,000 and 177,000 square feet of space, respectively. AC leases approximately 35,000 square feet of space in Phoenix, AZ for use as the AC headquarters. The Company leases a 176,000 square foot building in Phoenix, AZ for use as the EM headquarters as well as the Company’s corporate headquarters.

      As part of the planned restructuring activity in the first and second quarters of 2004, as discussed in Item 7 of this Report, the Company is in the process of combining the CM and AC operations as well as identifying additional properties for consolidation throughout Avnet’s global operations. As a result, the Company’s total leased and owned facilities, including certain of the more significant facilities discussed above, may be impacted by these forthcoming restructuring efforts.

Item 3.     Legal Proceedings

      As a result primarily of certain former manufacturing operations, Avnet may have liability under various federal, state and local environmental laws and regulations, including those governing pollution and exposure to and the handling, storage and disposal of hazardous substances. For example, under the Comprehensive Environmental Response, Compensation and Liability Act of 1980, as amended (“CERCLA”) and similar state laws, Avnet may be liable for the costs of cleaning up environmental contamination on or from its current or former properties, and at off-site locations where the Company disposed of wastes in the past. Such laws may impose joint and several liability. Typically, however, the costs for cleanup at such sites are allocated among potentially responsible parties (“PRPs”) based upon each party’s relative contribution to the contamination, and other factors.

      In May 1993, the Company and the former owners of a Company-owned site in Oxford, North Carolina entered into a Settlement Agreement in which the former owners agreed to bear 100% of all costs associated with investigation and cleanup of soils and sludges remaining on the site and 70% of all costs associated with investigation and cleanup of groundwater. The Company agreed to be responsible for 30% of the groundwater investigation and cleanup costs. In October 1993, the Company and the former owners entered into a Consent Decree and Court Order with the Environmental Protection Agency (the “EPA”) for the environmental clean-up of the site, the cost of which, according to the EPA’s remedial investigation and feasibility study, was estimated to be approximately $6.3 million, exclusive of the approximately $1.5 million in EPA past costs paid by the potentially responsible parties (“PRPs”).

      In September 2002, the Company’s subsidiary, Sterling Electronics, Inc. (“Sterling”), was added as a defendant in an existing lawsuit filed in the Superior Court of California, County of Los Angeles, by property owners and residents in or near the San Gabriel Valley Superfund Site. This master case is a consolidation of six different matters filed during the period from July 1997 through November 2001. Sterling once owned 92.46% of the capital stock of Phaostron, Inc., which has been named as a PRP for contamination at the site. In March 2003, the court dismissed all six cases on technical grounds, but allowed the plaintiffs the opportunity to properly serve newly-added industrial defendants, including Sterling, in any case not yet outside the mandatory service period. In four of the six cases, the applicable service period has expired. Sterling, therefore, cannot be re-added to those cases as a defendant. In the remaining two cases, the plaintiffs have until January 1, 2004 and November 30, 2004, respectively, to re-add Sterling as a defendant in the master case and properly perfect service of process on Sterling. Those plaintiffs have not indicated a monetary amount sought in this matter. The Company believes that Sterling has meritorious defenses to liability, and, although the ultimate outcome is uncertain, based on current information, the Company does not believe that its liability for this matter, if any, will be material to its financial position, cash flow or results of operations.

      The Company is a PRP at a manufacturing site in Huguenot, New York currently under investigation by the New York State Department of Environmental Conservation (“NYSDEC”), which site the Company owned from the mid-1960s until the early-1970s. The estimated cost of the first phase of the environmental clean-up (to remediate contaminated soils), is approximately $2.4 million based on a NYSDEC cost estimate. The Company is currently engaged in litigation to apportion these costs among it and the current and former owners and operators of the site. Based on current information, Avnet does not anticipate its liability in the matter will be material to its financial position, cash flow or results of operations.

      Based on the information known to date, management believes that the Company has appropriately accrued in its consolidated financial statements for its share of the costs associated with these environmental clean-up sites.

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

Market price per share

      The Company’s common stock is listed on the New York Stock Exchange and the Pacific Exchange. Quarterly market prices (as reported for the New York Stock Exchange composite transactions) for the last two fiscal years were:

	2003		2002

Fiscal Quarters	High	Low	High	Low

1st	$21.60	$11.28	$25.72	$17.55
2nd	14.15	5.96	26.38	17.54
3rd	12.55	9.61	29.06	22.98
4th	14.02	10.44	28.42	18.95

Record Holders

      As of September 8, 2003 there were approximately 6,067 holders of record of Avnet’s common stock.

Dividends

      The cash dividend paid on common stock was 7.5 cents per share during the first two quarters in fiscal 2002. Avnet announced on August 15, 2001 that it would look to more effectively deploy its cash to fuel future earnings growth by discontinuing the payment of its cash dividend effective after its dividend payment made on January 2, 2002.

Item 6.	Selected Financial Data*

	Years Ended

	June 27,		June 28,		June 29,		June 30,		July 2,
	2003		2002		2001		2000		1999

	(Millions, except for per share and ratio data)
Income:
Sales	$9,048.4		$8,920.2		$12,814.0		$9,915.0		$6,805.7
Gross profit	1,215.0	(a)	1,222.8	(b)	1,865.5	(d)	1,444.8	(e)	1,048.0	(f)
Operating income (loss)	12.7	(a)	(3.0	) (b)	253.7	(d)	368.0	(e)	182.5	(f)
Income tax provision (benefit)	(33.3	) (a)	(36.4	) (b)	87.2	(d)	121.1	(e)	204.8	(f)
Earnings (loss)	(46.1	) (a)	(84.4	) (b)(c)	0.1	(d)	162.6	(e)	180.3	(f)
Financial Position:
Working capital	1,820.0		1,928.7		1,177.4		2,368.7		1,977.0
Total assets	4,500.0		4,682.0		5,864.1		5,934.4		3,563.4
Long-term debt	1,278.4		1,565.8		919.5		1,650.6		998.2
Shareholders’ equity	1,832.5		1,804.5		2,374.6		2,246.7		1,718.8
Per Share:
Basic earnings (loss)	(0.39	) (a)	(0.71	) (b)(c)	—	(d)	1.52	(e)	1.89	(f)
Diluted earnings (loss)	(0.39	) (a)	(0.71	) (b)(c)	—	(d)	1.50	(e)	1.86	(f)
Dividends	—		0.15		0.30		0.30		0.30
Book value	15.33		15.11		20.15		19.88		18.15
Ratios:
Operating income (loss) margin on sales	0.1	% (a)	—	% (b)	2.0	%(d)	3.7	%(e)	2.7	%(f)
Profit (loss) margin on sales	(0.5	)%(a)	(0.9	)%(b)(c)	—	%(d)	1.6	%(e)	2.6	%(f)
Return on equity	(2.6	)%(a)	(4.1	)%(b)(c)	—	%(d)	8.1	%(e)	11.0	%(f)
Return on capital	0.5	% (a)	(0.2	)%(b)(c)	2.2	%(d)	6.1	%(e)	8.1	%(f)
Quick	1.4:1		1.2:1		0.7:1		1.1:1		1.8:1
Working capital	2.4:1		2.5:1		1.5:1		2.2:1		3.3:1
Total debt to capital	44.4%		47.4%		48.3%		48.9%		36.8%

*	Income amounts are from continuing operations and net assets from discontinued operations have been classified as current assets. All amounts prior to 2002 have been restated for the acquisition of Kent, which has been accounted for using the “pooling-of-interests” method.

(a)	Includes the impact of incremental restructuring and other charges related to certain cost cutting initiatives instituted during the year, including severance costs, charges for consolidation of facilities and write-offs of certain capitalized IT-related initiatives. These charges totaled $106.8 pre-tax (all of which is included in selling, general and administrative expenses), $65.7 after-tax and $0.55 per share on a diluted basis. 2003 results also include the impact of debt extinguishment costs associated with the Company’s cash tender offers and repurchases completed during the third quarter of 2003 for $159.0 million of its 6.45% Notes due August 15, 2003 and $220.1 million of its 8.20% Notes due October 17, 2003. These debt extinguishment costs amounted to $13.5 pre-tax, $8.2 after tax and $0.07 per share on a diluted basis and were included entirely in non-operating expenses. The total impact of the charges recorded in 2003 amounted to $120.3 pre-tax, $73.9 after-tax and $0.62 per share on a diluted basis.

(b)	Includes the impact of incremental integration charges related to the write-down of certain assets acquired in the 2001 acquisition of Kent, net of certain recoveries of previous write-downs and reserves, and other restructuring charges taken in response to business conditions, including an impairment charge to write-down certain investments in unconsolidated Internet-related businesses to their fair value and severance charges for workforce reductions announced during the fourth quarter of 2002. The net restructuring and integration charges amounted to $79.6 pre-tax ($21.6 included in cost of sales and $58.0 included in operating expenses) and $62.1 after-tax, or $0.52 per share on a diluted basis.

(c)	The 2002 selected financial data excludes the impact of the Company’s adoption of the Financial Accounting Standards Board’s Statement of Financial Accounting Standards No. 142 (“SFAS 142”), “Goodwill and Other Intangible Assets,” on June 30, 2001, the first day of the Company’s fiscal year 2002. SFAS 142, which requires that ratable amortization of goodwill be replaced with periodic tests for goodwill impairment, resulted in a transition impairment charge recorded by the Company of $580.5, or $4.90 per share on a diluted basis for the year. This charge is reflected as a cumulative change in accounting principle in the consolidated statements of operations.

(d)	Includes the impact of incremental charges related to the acquisition and integration of Kent, which was accounted for as a “pooling-of-interests,” and other integration, reorganization and cost cutting initiatives taken in response to business conditions. The charges amounted to $327.5 pre-tax ($80.6 included in cost of sales and $246.9 included in operating expenses) and $236.7 after-tax, or $1.99 per share on a diluted basis.

(e)	Includes the impact of incremental charges associated with: (i) the integration of Marshall Industries, Eurotronics B.V. and the SEI Macro Group into EM, (ii) the integration of JBA Computer Solutions into CM North America, (iii) the reorganization of EM Asia, (iv) the reorganization of EM’s European operations including costs related to the consolidation of EM’s European warehousing operations and (v) costs incurred in connection with certain litigation brought by the Company. The total charges for 2000 amounted to $49.0 pre-tax, $30.4 after-tax and $0.28 per share on a diluted basis.

(f)	Includes the impact of the net gain on exiting the printed catalog business recorded in the fourth quarter of 1999 offset by incremental restructuring charges recorded in the first quarter associated with the reorganization of EM. The net positive effect on 1999 operating income, net income and diluted earnings per share was $183.0, $64.0 and $0.64, respectively.

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

      For an understanding of the significant factors that influenced the Company’s performance during the past three fiscal years, the following discussion should be read in conjunction with the consolidated financial statements, including the related notes, and other information appearing elsewhere in this Report. The severe economic downturn in the technology markets in which the Company competes is a material contributor to the financial results discussed in this “Management’s Discussion and Analysis of Financial Condition and Results of Operations” (“MD&A”).

      Due to the severity and length of the downturn in the electronic component and computer product industry and in the global economy as a whole, the Company has recorded numerous charges in recent years that are discussed more fully in “Restructuring and Other Charges” in this MD&A. These charges have had a significant impact on the Company’s results of operations in each of the years presented in this Report as discussed further below.

      In addition to disclosing financial results that are determined in accordance with accounting principles generally accepted in the United States (“GAAP”), the Company also discloses pro forma or non-GAAP measures that may exclude certain items. Management believes that providing this additional information is useful to the reader to better assess and understand operating performance, especially when comparing results with previous periods or forecasting performance for future periods. Management believes the pro forma measures also help indicate underlying trends in the business. Management also uses pro forma information to establish operational goals and, in some cases, for measuring performance for compensation purposes. However, analysis of results and outlook on a pro forma or non-GAAP basis should be used as a complement to, and in conjunction with, data presented in accordance with GAAP.

      Please note that unless otherwise specifically indicated, references herein to any particular year or quarter generally are to the Company’s fiscal year periods. The Company’s fiscal year ends on the Friday closest to June 30 (Saturday closest to June 30 commencing in 2004).

Critical Accounting Policies

      The Company’s consolidated financial statements have been prepared in accordance with GAAP. The preparation of these consolidated financial statements requires the Company to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenues and expenses during the reporting period. These estimates and assumptions are based upon the Company’s continuous evaluation of historical results and anticipated future events. Actual results may differ from these estimates under different assumptions or conditions.

      The Securities and Exchange Commission defines critical accounting polices as those that are, in management’s view, most important to the portrayal of the Company’s financial condition and results of operations and those that require significant judgments and estimates. Management believes the Company’s most critical accounting policies relate to:

      Valuation of Receivables: The Company maintains an allowance for doubtful accounts for estimated losses resulting from customer defaults. Bad debt reserves are recorded based upon historic default averages as well as the Company’s regular assessment of the financial condition of its customers

      Valuation of Inventories: Inventories are recorded at the lower of cost (first in — first out) or estimated market value. The Company’s inventories include high-technology components, embedded systems and computing technologies sold into rapidly changing, cyclical and competitive markets whereby such inventories may be subject to early technological obsolescence.

      The Company regularly evaluates inventories for excess, obsolescence or other factors that may render inventories less marketable. Write-downs are recorded so that inventories reflect the approximate net realizable value and take into account the Company’s contractual provisions with its suppliers, which provide certain protections to the Company for product obsolescence and price erosion in the form of rights of return and price protection. Because of the large number of transactions and the complexity of managing the process around price protections and stock rotations, estimates are made regarding adjustments to the carrying amount of inventories. Additionally, assumptions about future demand, market conditions and decisions to discontinue certain product lines can impact the decision to write down inventories. If assumptions about future demand change or actual market conditions are less favorable than those projected by management, management would evaluate whether additional write-downs of inventories are required. In any case, actual values could be different from those estimated.

      Accounting for Income Taxes: Management judgment is required in determining the provision for income taxes, deferred tax assets and liabilities and the valuation allowance recorded against net deferred tax assets. The carrying value of the Company’s net foreign operating loss carry-forwards is dependent upon its ability to generate sufficient future taxable income in certain tax jurisdictions. In addition, the Company considers historic levels of income, expectations and risk associated with estimates of future taxable income and ongoing prudent and feasible tax planning strategies in assessing a tax valuation allowance. Should the Company determine that it is not able to realize all or part of its deferred tax assets in the future, an additional valuation allowance may be recorded against the deferred tax assets with a corresponding charge to income in the period such determination is made.

      Restructuring and Integration Charges: The Company has been subject to the financial impact of integrating acquired businesses and charges related to business reorganizations. In connection with such events, management is required to make estimates about the financial impact of such matters that are inherently uncertain. Accrued liabilities and reserves are established to cover the cost of severance, facility consolidation and closure, lease termination fees, inventory adjustments based upon acquisition-related termination of supplier agreements and/or the re-evaluation of the acquired working capital assets (inventory and accounts receivable), change-in-control expenses, and write-down of other acquired assets including goodwill. Actual amounts incurred could be different from those estimated.

      Additionally, in assessing the Company’s goodwill for impairment in accordance with the Financial Accounting Standards Board’s (“FASB”) Statement of Financial Accounting Standards No. 142 (“SFAS 142”), “Goodwill and Other Intangible Assets,” the Company is required to make significant assumptions about the future cash flows and overall performance of its reporting units. Should these assumptions or the structure of the reporting units change in the future based upon market conditions or changes in business strategy, the Company may be required to record additional impairment charges to its remaining goodwill. See “Change in Accounting Principle — Goodwill” in this MD&A for further discussion of SFAS 142 and the Company’s transitional and annual impairment tests.

      Contingencies and Litigation: The Company is involved in various legal proceedings and other claims related to environmental, labor, product and other matters, all of which arise in the normal course of business. The Company is required to assess the likelihood of any adverse judgment or outcome to these matters, as well as the range of potential losses. A determination of the reserves required, if any, is made after careful analysis by management and internal and, when necessary, external counsel. The required reserves may change in the future due to developments or a change in circumstances. Changes to reserves could increase or decrease earnings in the period the changes are effective.

      The Company does not consider revenue recognition to be a critical accounting policy due to the nature of its business in which revenues are generally recognized when persuasive evidence of an arrangement exists, delivery has occurred or services have been rendered, the sales price is fixed or determinable and collectibility is reasonably assured. Generally these criteria are met upon the actual shipment of product to the customer. Accordingly, other than for estimates related to possible returns of products from customers, discounts or rebates, the recording of revenue does not require significant judgments or estimates. Furthermore, revenues from maintenance contracts, which are deferred and recognized to income over the life of the agreement, and revenues and anticipated profits from long-term contracts, which are recorded on a percentage of completion basis, are not material to the consolidated results of operations of the Company.

Recently Issued Accounting Pronouncements

      In November 2002, the Emerging Issues Task Force reached a consensus on EITF Issue No. 02-16 (“EITF 02-16”), “Accounting by a Customer (Including a Reseller) for Certain Consideration Received from a Vendor.” EITF 02-16 provides guidance as to the classification and timing of recognition of supplier rebates in the results of operations of the customer or reseller receiving the rebate. Substantially all of Avnet’s rebates are dependent on the resale of the product to Avnet’s customers and the rebates are typically not awarded until Avnet completes this sale. Avnet has historically accounted for these rebates as a reduction of cost of sales and, therefore, EITF 02-16 did not have a material impact on the Company.

      In January 2003, the FASB issued FASB Interpretation No. 46 (“FIN 46”), “Consolidation of Variable Interest Entities,” which requires the consolidation of variable interest entities (“VIEs”), as defined, based upon an assessment of a company’s investment interests in the VIE as it relates to the interests of other investors in the VIE. FIN 46 also includes certain disclosure requirements related to any VIEs. The consolidation requirements apply to any VIEs created after January 31, 2003 and, for any VIEs that existed prior to that date, the consolidation requirements are effective with Avnet’s first quarter of fiscal 2004 to the extent Avnet continues to hold an investment interest in any such VIEs as of the first day of that quarter. The adoption of FIN 46 is not expected to have a material impact on the Company’s consolidated financial statements.

      In April 2003, the FASB issued Statement of Financial Accounting Standards No. 149 (“SFAS 149”), “Amendment of Statement 133 on Derivative Instruments and Hedging Activities,” which amends and clarifies financial accounting and reporting for derivative instruments, including certain derivative instruments embedded in other contracts. SFAS 149 is effective for contracts entered into or modified after June 30, 2003 and for hedging relationships designated after June 30, 2003. The provisions of SFAS 149 are to be applied prospectively and, therefore, will have no impact on pre-existing hedging transactions.

      In May 2003, the FASB issued Statement of Financial Accounting Standards No. 150 (“SFAS 150”), “Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity.” SFAS 150 establishes standards for classification and measurement of certain financial instruments. SFAS 150 is effective for any financial instruments entered into or modified after May 31, 2003 and Avnet adopted SFAS 150, as required, for any previously existing financial instruments as of June 28, 2003. The adoption of SFAS 150 did not have a material effect on the Company’s consolidated financial statements.

Acquisitions and Investments

      For an overview of the Company’s acquisitions over the past three years, see Item 1, “Business,” and see Note 2 to the consolidated financial statements appearing in Item 15 of this Report. Management currently does not anticipate making any material acquisitions in the near term.

      See Note 2 to the consolidated financial statements for further discussion of the impact of certain material acquisitions on the financial results of the Company.

Results from Operations

      The results for 2003 reflect a relatively stable but continuing weak technology market as the electronic components and computer products industry, and the global economy in general, continue to try to recover from the downturn that commenced after the Company’s second quarter of 2001. This downturn has had a significant impact on the Company’s results from operations in all periods presented herein. The downturn is primarily a consequence of several economic and geopolitical forces: weakened financial markets following the collapse of the dot com industry and other recent significant business failures; weak global demand for IT capital equipment following the Y2K and dot com infrastructure buildup; a severe oversupply of electronic components; and an uncertain geopolitical climate. These events have impacted, to varying degrees, all facets of the technology markets in which the Company competes, resulting in suppressed demand which has been compounded by pricing pressures within the supply chain, a common effect to the industry in a downturn such as this. The only exception has been the relatively strong revenue growth of the Asia region, which continues to be the recipient of a global shift in technology manufacturing, much of it away from the Americas region.

      While the impacts of this downturn on Avnet’s business have been consistent across the industry, Avnet has continued to focus on lowering its cost structure and its working capital in an effort to generate profits and to strengthen its balance sheet despite relatively flat revenue performance. As a result, during 2003 the Company has seen positive signs of returning to profitability following the significant deterioration in sales and operating income (loss) during 2002.

Sales

      The tables below provide a year-over-year summary of sales for the Company and its operating groups:

Three-Year Group Analysis of Sales: by Operating Group and Geography

	Years Ended						Percent Change

	June 27,	% of	June 28,	% of	June 29,	% of	2003 to	2002 to
	2003	Total	2002	Total	2001	Total	2002	2001

	(Dollars in millions)
Sales by Operating Group:
EM	$4,988.4	55.1%	$4,841.9	54.3%	$8,286.6	64.7%	3.0%	(41.6)%
CM	2,429.4	26.9%	2,399.2	26.9%	2,855.6	22.3%	1.3	(16.0)
AC	1,630.6	18.0%	1,679.1	18.8%	1,671.8	13.0%	(2.9)	0.4

	$9,048.4		$8,920.2		$12,814.0		1.4	(30.4)

Sales by Geographic Area:
Americas	$5,028.7	55.6%	$5,346.3	59.9%	$8,746.0	68.3%	(5.9)%	(38.9)%
EMEA	2,997.1	33.1%	2,874.4	32.2%	3,511.6	27.4%	4.3	(18.1)
Asia	1,022.6	11.3%	699.5	7.9%	556.4	4.3%	46.2	25.7

	$9,048.4		$8,920.2		$12,814.0		1.4	(30.4)

      Consolidated sales for 2003 of $9.05 billion were up slightly by $128 million, or 1.4%, compared to 2002 consolidated sales of $8.92 billion, primarily due to strengthening of the Euro. As discussed above, this flat revenue performance is largely indicative of an electronic components and computer products industry that has stabilized after the precipitous decline midway through 2001. The relatively small growth in sales year-over-year is largely a result of modest increases in sales within EM and CM offset, in part, by declines in sales within AC.

      EM’s sales of $4.99 billion in 2003 were up $147 million, or 3.0%, over EM’s 2002 sales of $4.84 billion. The largest growth within EM occurred in the Asia region where EM’s 2003 sales were $868 million, up $273 million, or 45.8%, over 2002 EM Asia sales of $595 million. This growth in Asia is indicative of the trend whereby technology manufacturing continues to shift to this region of the world, especially in the electronic component industry in which EM competes. Also impacting EM’s net increase in sales year-over-year was the strength of the Euro in 2003. EM EMEA’s sales increased to $1.74 billion in 2003 from $1.57 billion in 2002 — an increase of $168 million, or 10.7%. Much of the shift to Asia discussed above continues to come from the Americas, where EM’s 2003 sales of $2.38 billion were down $294 million, or 11.0%, from 2002 EM Americas sales. EM Americas has also seen more pricing pressure than the other regions as, despite relatively flat year-over-year unit volume, average selling prices have declined in 2003. Although this decline in average selling prices is not expected to be a permanent trend, the most significant impact during 2003 has been on IP&E and RF/ Microwave products where revenues were down approximately 15% and 12%, respectively.

      CM’s sales of $2.43 billion in 2003 improved by $30 million, or 1.3%, over CM’s sales of $2.40 billion in 2002. Trends in CM’s sales are primarily a function of the group’s performance in the Americas region, which has consistently accounted for more than 80% of CM’s global sales in recent years. CM Americas sales were $2.01 billion in 2003, up $72 million, or 3.7%, over 2002 CM Americas sales of $1.94 billion. CM’s growth in the Americas is driven in large part by growth in the enterprise computing and storage markets offset, in part, by continued reduced activity in the telecommunications and networking sectors. CM’s EMEA and Asia sales of $371 million and $45 million, respectively, were down 12.9% and up 38.1% in comparison to 2002 results.

      AC’s 2003 sales were $1.63 billion, down $48 million, or 2.9%, from 2002 sales of $1.68 billion. This reduction is primarily a result of AC’s continued focus on higher margin OEMs while reducing its customer relationships in the highly competitive, low margin PC Builder market in all regions. AC Americas’ sales of $633 million in 2003 were down $96 million, or 13.2%, from 2002. This decline was somewhat offset by sales within AC EMEA of $888 million, which were up 1.1% over 2002, primarily on the strength of the Euro, and sales within AC Asia of $109 million, which were up 52.9% over 2002 sales, primarily due to the migration of some business to the Asia region, similar to the effect on EM’s business discussed above.

      As discussed further in “Restructuring and Other Charges,” the Company announced subsequent to 2003 that it would combine the CM and AC operations on a global basis, which is expected to result in the elimination of certain duplicative executive and support functions (no material eliminations in sales and marketing positions are anticipated), the closing of certain logistics operations in the Americas and EMEA and the elimination of certain duplicative IT platforms. This combination is not expected to result in any material reduction in sales for the combined enterprises. CM and AC combined generated revenues in 2003 of $4.06 billion, or 45% of consolidated sales as compared to combined revenues of $4.08 billion, or 46% of consolidated sales, in 2002.

      The Company completed 2002 with sales of $8.92 billion, down 30.4%, or $3.89 billion, from the record sales of $12.81 billion recorded in 2001. As discussed above, the decrease in consolidated sales was due primarily to the confluence of global and domestic economic forces that caused the severe downturn in the technology markets the Company serves. EM sales were most significantly impacted as this group reported sales of $4.84 billion in 2002, down $3.44 billion, or 42%, from 2001 sales of $8.29 billion. The drop within EM is directly attributable to the global decline in semiconductor sales in 2002 consistent with the semiconductor industry as a whole, which experienced its worst performance in annual revenue trends in calendar 2001. CM sales of $2.40 billion were down $456 million, or 16%, from 2001 levels primarily due to similar macro-economic factors as discussed above. AC sales of $1.68 billion in 2002 increased marginally by 0.4% from 2001 due primarily to growth in its European operations (affected, in part, by a full year of operations of RKE Systems in 2002, acquired as part of the VEBA Group acquisition discussed in Item 1 of this Report) as well as marginally positive growth in Asia.

Restructuring and Other Charges

      The Company recorded a number of restructuring and other charges during the last three fiscal years. These charges relate primarily to three items: (1) charges stemming from acquisition and integration of newly acquired businesses; (2) charges to record impairment in the Company’s Internet-related investments and (3) the reorganization of operations in each of the three major regions of the world in which the Company operates, generally taken in response to business conditions at the time of the charge. The Company also recorded a charge for the cumulative effect of change in accounting principle, which is further discussed in “Change in Accounting Principle — Goodwill” in this MD&A, and debt extinguishment costs associated with the Company’s redemption of certain outstanding debt obligations, which is further discussed in “Liquidity and Capital Resources.”

      The following table summarizes the charges recorded in 2003, 2002 and 2001:

Summary of Restructuring and Other Charges

					After-Tax
			Pre-Tax	After-Tax	Per Diluted
Year	Quarter	Category	Charge	Charge	Share Impact

			(Thousands, except per share amounts)
2003	Q3	Debt extinguishment costs	$13,487	$8,152	$(0.07)
	Q2	Reorganization charges	106,765	65,750	(0.55)

		Total for Year	$120,252	$73,902	$(0.62)

2002	Q4	Write-down of certain acquired Kent assets	$29,734	$17,974	$(0.15)
		Reorganization charges	13,712	8,289	(0.07)
		Impairment of Internet investments	36,177	35,821	(0.30)

		Total for Year	$79,623	$62,084	$(0.52)

2001	Q4	Kent acquisition and integration costs	$157,331	$130,609	$(1.10)
		Reorganization charges	127,274	80,302	(0.67)
		Impairment of Internet investments	42,880	25,781	(0.22)

		Total for Year	$327,485	$236,692	$(1.99)

      See also Note 17 to the consolidated financial statements appearing in Item 15 of this Report for a detail of activity within the restructuring and other charge accounts during the past three years.

      During the second quarter of 2003, the Company executed certain actions as part of its ongoing cost reduction initiatives and, accordingly, recorded charges totaling $106.8 million pre-tax, $65.8 million after tax, or $0.55 per diluted share. The entire pre-tax charge was included in selling, general and administrative expenses. The charge consisted of severance costs ($21.7 million pre-tax), charges related to the consolidation of selected facilities ($37.4 million pre-tax) and charges related to certain IT-related initiatives ($47.7 million pre-tax).

      Severance costs and charges related to the consolidation of selected facilities were taken in response to the current business environment. During the second quarter, management identified a number of facilities in each of the Company’s operating segments and its corporate functions, which covered each of the Company’s geographic regions, to be consolidated into other facilities. Due primarily to the significant reductions in personnel discussed below, the facilities were identified in an effort to combine certain logistics and administrative operations wherever possible and eliminate what would otherwise be duplicative costs. The charges related to reserves for remaining non-cancelable lease obligations, write-downs of the carrying value of certain owned facilities to market value and write-downs to fair market value of owned assets located in these leased and owned facilities that have been vacated. All facilities identified for consolidation had been vacated by the end of the third quarter of 2003. Workforce reductions at these and other facilities worldwide resulted in the termination of approximately 750 personnel as part of the second quarter reorganization plan. The impacted personnel were primarily in non-customer facing positions. Also during the second quarter of fiscal 2003, management evaluated and elected to discontinue a number of IT-related initiatives that, in light of recent business restructurings, no longer met the Company’s return on investment standards for continued use or development. These charges relate to the write-off of capitalized hardware, software and software licenses (all non-cash charges) and reserves for remaining lease commitments on leased hardware and software which will no longer be utilized by the Company’s operations in light of the decisions made and the reorganizations completed as discussed above.

      During the fourth quarter of 2003, the Company executed certain additional actions that resulted in charges totaling $6.6 million pre-tax. The incremental impact of these actions was substantially offset by certain adjustments that the Company recorded, also in the fourth quarter of 2003, primarily relating to certain of the charges recorded in the second quarter of 2003. The new charge activity, mostly for severance and consolidation of selected facilities, related to each of the Company’s three operating groups and its corporate functions in the Americas and EMEA regions. The additional census reductions totaled approximately 175 and resulted primarily from: (1) EM’s decision to combine its Cilicon and RF and Microwave sales divisions; and (2) AC’s decision to reduce its participation in certain market segments where profitability of the products in question have not yielded acceptable economic returns to the Company. The fourth quarter adjustments to prior restructuring and other charges reflect changes in estimates from the time the charges and applicable reserves were initially recorded, relating to: (1) reserves for severance and for leases and other contractual commitments that were determined to be excessive during the fourth quarter based upon payments made or still to be made and/or based upon more favorable than anticipated sublease or lease buyout arrangements; and (2) an adjustment, based upon estimated sales price net of costs to sell as derived from current market studies and comparable sales, of a portion of a write-down that was recorded in the second quarter of 2003 related to an owned facility that was vacated and classified as held for sale during that quarter.

      Of the 2003 charges, $29.5 million remains unexpended at June 27, 2003 relating primarily to severance costs, substantially all of which is expected to be utilized during the first quarter of 2004, contractual lease commitments, substantially all of which is expected to be utilized by the end of 2007, and remaining payments on the IT-related contracts discussed above, substantially all of which is expected to be utilized during the first quarter of 2004.

      The 2003 restructuring charges discussed above are expected to yield annualized cost reductions of approximately $90 million. Substantially all of these costs have been removed from the business as of the end of 2003 so the full impact of these efforts should be felt in the results of operations for 2004.

      Subsequent to 2003, the Company announced certain additional restructuring and cost cutting initiatives in response to the ongoing downturn in the technology industry. The resulting anticipated charges can be broken into three categories: (1) the combination of CM and AC, which the Company announced in July 2003 (see Note 16 to the consolidated financial statements appearing in Item 15 of this Report), which is expected to result in the elimination of certain duplicative executive and support functions (no material eliminations in sales and marketing positions are anticipated), the closing of certain warehousing and logistics operations in the Americas and EMEA and the elimination of certain duplicative IT platforms; (2) the reorganization of the Company’s global IT resources, which are currently administered generally on a separate basis within each of the Company’s operating groups, which is expected to result in elimination of certain IT-related positions globally in addition to the write-off of certain IT-related assets; and (3) various other reductions within EM and within centralized support functions, which are expected to include certain census reductions, primarily in non-customer facing positions, and the consolidation of certain administrative facilities. These reduction efforts, most of which are expected to be completed during 2004, are expected to result in additional charges of approximately $50 million, roughly half of which are expected to be cash charges. Management anticipates cost savings to the Company from these reduction efforts will be approximately $90 million annually, most of which should be completed by the end of the third quarter of 2004.

      In the fourth quarter of 2002, the Company recorded charges representing a write-down in value of certain assets acquired in the 2001 acquisition of Kent and certain other charges taken in response to business conditions. The charge totaled $79.6 million pre-tax ($21.6 million included in cost of sales and $58.0 million included in operating expenses) and $62.1 million after tax, or $0.52 per share on a diluted basis.

      The Kent-related items resulted from the acquisition of Kent being accounted for using the “pooling-of-interests” method of accounting for the acquisition. These items relate specifically to assets or obligations that were on the books of Kent at the acquisition and, therefore, under the “pooling-of-interests” method, these items that normally would have been reflected as adjustments to goodwill if the purchase method of accounting could have been used were instead recorded to the Company’s consolidated statement of operations. These items amounted to $29.7 million pre-tax and relate primarily to: (1) write-downs to the value of receivables considered uncollectible after the Company had exhausted efforts of collecting these amounts from Kent’s pre-acquisition customers ($8.2 million pre-tax); (2) excess and obsolete inventory, primarily for customer-specific inventory held by Kent at the acquisition date that was subsequently determined, through ongoing negotiations with the customers, to require a write-down to net realizable value ($21.6 million pre-tax); and (3) charges to record additional write-downs to approximate fair market value on held-for-sale properties acquired in the Kent acquisition or to record lease reserves for non-cancelable lease obligations on properties the Company committed to exit ($15.9 million pre-tax); (4) approximately $16.0 million pre-tax in cash recoveries of certain charges recorded as part of the restructuring and integration charges taken in the fourth quarter of 2001.

      The remaining pre-tax charge recorded in the fourth quarter of 2002, which amounted to $49.9 million, included an impairment charge of $36.2 million pre-tax to write-down certain of the Company’s investments in unconsolidated Internet-related businesses to their fair market value and $13.7 million pre-tax for severance charges taken for workforce reductions, primarily in the Americas region, with more limited reductions in EMEA and Asia, totaling approximately 850 individuals. The impairments recorded to the Company’s Internet-related investments are considered capital losses for tax purposes and are therefore only deductible to the extent the Company has available capital gains. At that time, there were no capital gains, available or forecasted in the foreseeable future, to offset these losses. Therefore, the Company generally did not record a tax benefit for these losses.

      In the fourth quarter of 2001, the Company recorded restructuring and integration charges in connection with the acquisition and integration of Kent and for costs related to actions taken in response to business conditions and other restructuring activity. The charge amounted to $327.5 million pre-tax ($80.6 million included in cost of sales and $246.9 million included in operating expenses) and $236.7 million after-tax, or $1.99 per share on a diluted basis. Approximately $157.3 million of the pre-tax charge resulted from the acquisition of Kent having been accounted for using the “pooling-of-interests” method as discussed above. These items consisted of costs incurred in completing the acquisition including significant change-in-control and other executive benefit-related payments made as a result of the acquisition ($68.3 million pre-tax), professional fees for investment banking, legal and accounting services rendered to both Avnet and Kent ($12.7 million pre-tax), as well as adjustments to the assets acquired and liabilities assumed ($76.3 million pre-tax). The adjustments to the assets acquired and liabilities assumed were primarily recorded as a result of the Company’s efforts to realize certain synergies of the combined Kent-Avnet operations. In order to achieve such cost savings in the combined enterprise, elimination of certain duplicative positions, facilities and inventory was required. These charges included accruals for severance for approximately 130 employees terminated ($4.6 million pre-tax), write-downs of receivables considered uncollectible ($8.0 million pre-tax), inventory write-downs related to termination of non-strategic product lines ($20.5 million pre-tax), write-downs associated with the disposal of fixed assets ($25.1 million pre-tax), lease terminations ($8.5 million pre-tax) and other items ($9.6 million pre-tax).

      The balance of the pre-tax charge recorded in the fourth quarter of 2001, amounting to $170.2 million, related to a number of actions taken to cope with market conditions and to strengthen Avnet’s operations. These actions included cost reductions associated with the reorganization of the Company’s business, the integration of recent acquisitions, as well as cost-cutting actions taken in response to business conditions. These charges fall into a number of categories including severance for the elimination of approximately 880 employees, related to the Company’s EM, CM and corporate operations in all three global regions ($28.5 million pre-tax), inventory write-downs related to terminations of non-strategic product lines ($9.4 million pre-tax), inventory valuation adjustments for special inventory purchases to meet customer requirements which are in excess of what is anticipated to be sold or returned ($50.7 million pre-tax), write-downs associated with the disposal of fixed assets ($15.2 million pre-tax), lease terminations ($21.1 million pre-tax), adjustments to the book value of investments in unconsolidated entities ($42.9 million pre-tax) and other items ($2.4 million pre-tax). The unusually large impact on after-tax income related to this charge is due primarily to the non-deductibility of certain acquisition-related costs and the impact of tax rates in foreign jurisdictions.

      Of the 2002 and 2001 charges, which totaled $407.1 million pre-tax, $16.0 million remains unexpended at June 27, 2003 which relates primarily to severance, substantially all of which is scheduled to be utilized by the end of the second quarter of 2004, and contractual lease commitments, substantially all of which is expected to be utilized by the end of 2007.

Gross Profit and Gross Profit Margins

      Consolidated gross profit for 2003 was $1.21 billion, representing a gross profit margin of 13.43%, down from $1.22 billion in 2002, or 13.71%. Gross profit in 2002 includes $21.6 million of restructuring charges discussed above which reduced the reported gross profit margin in that year by 24 basis points (0.24%).

      The decline in consolidated gross profit margins year-over-year was primarily attributable to the mix of business amongst the Company’s operating groups, including the negative impact of lower gross profit margin computer product sales in 2003, as well as the mix of product sales within the operating groups, especially a greater volume of software sales within CM which yield a lower margin (while also bearing a low cost of capital thus making software sales an attractive market to the Company despite the lower margins). EM’s gross profit margins improved in 2003 even with the previously discussed migration of technology manufacturing to the Asia region, where margins have traditionally been lower than in other regions of the world. CM experienced continued changes in product mix and competitive pricing, most notably in the computer hardware and storage markets (markets that also bear a low cost of capital, similar to software discussed above), which exacerbated the decline in gross profit margins within this business. Additionally, as discussed in “Restructuring and Other Charges” above, AC continued to exit customer relationships in the low-margin PC Builder segment which resulted in improved gross profit margins for this operating group in the fourth quarter of 2003. Nevertheless, the group still experienced depressed margins on a year-over-year comparison. AC’s efforts in this area yielded gross profit margin improvement to a high for the year of 8.60% in the fourth quarter of 2003.

      Consolidated gross profit margins were 13.71% in 2002 as compared to 14.56% in 2001. Cost of sales in these years included the impact of restructuring and other charges totaling $21.6 million and $80.6 million, respectively, which negatively impacted gross profit margins by 24 basis points (0.24%) in 2002 and 63 basis points (0.63%) in 2001. The decline in gross profit margin in 2002 from the prior year illustrated the difficult market environment and pressure on average selling prices across the operating groups. The downward trend also included the effect of product mix: increased sales of computer products (including microprocessors, DRAMS, disk drives, etc.) that generally have lower gross profit margins than other products in the Company’s product lines. The impact of these factors on the Company’s gross profit margins was mitigated in part by the Company’s efforts, beginning in late 2001, to expand its presence with customers who utilize more of the Company’s value-added services and in end-market segments that provide generally higher gross profit margins.

Selling, General and Administrative Expenses and Operating Income (Loss)

      Selling, general and administrative expenses were $1.20 billion, or 13.3% of sales, in 2003 as compared to $1.23 billion, or 13.7% of sales, in 2002. Included in 2003 and 2002 operating expenses are restructuring and other charges discussed above totaling $106.8 million (1.2% of sales) in 2003 and $58.0 million (0.7% of sales) in 2002. The $23.6 million improvement in operating expenses year-over-year, despite also recording $48.8 million more of restructuring and other charges in 2003 compared to 2002, is a function of the Company’s extensive cost reduction efforts in all facets of its business. This improvement is offset in part by the value of the Euro, which strengthened compared to the US Dollar throughout the majority of 2003.

      The fourth quarter of 2003 was the first quarter in which the Company benefited from the entire impact of restructuring efforts in both the fourth quarter of 2002 and the second quarter of 2003. Operating expenses in the fourth quarter of 2003 were $262.9 million, which, annualized, represents a run rate of approximately $1.05 billion. By comparison, annualized operating expenses based on results of operations in the second quarter of 2001, which is widely regarded as the final quarter before the industry and economic downturn, would be $1.41 billion. Factoring in pro forma adjustments (as noted in the table below) to remove amortization of goodwill and to add estimated operating expenses for a full quarter of expenses for the VEBA Group which was acquired during the second quarter of 2001, operating expenses annualized would have been approximately $1.43 billion based on results for the second quarter of 2001. This represents an annualized expense reduction of $382.4 million since the second quarter of 2001. Furthermore, the previously discussed weakening of the US Dollar in comparison to most foreign currencies, particularly the Euro (which strengthened against the US Dollar by over 18% in the fourth quarter of 2003 as compared to the second quarter of 2001), has offset a portion of the impact of the significant actions the Company has taken to reduce costs and improve profitability. Assuming a constant exchange rate with that of December 2000 for all foreign functional currency subsidiaries of Avnet would yield total cost reductions of the same ten quarter period of approximately $478.0 million on an annualized basis.

	Q4 Fiscal 2003	Q2 Fiscal 2001

	(Thousands)
Selling, general and administrative expenses, as reported	$262,939	$351,632
Pro forma adjustments:
Remove amortization of goodwill	—	(8,817)
Add estimated operating expenses for the VEBA Group	—	15,716
Adjust Q4 Fiscal 2003 expenses to December 2000 exchange rates	(23,918)	—

Selling, general and administrative expenses, pro forma	$239,021	$358,531

Annualized selling, general and administrative expenses, pro forma	$956,084	$1,434,124

      As a result of the factors discussed above in this MD&A, operating income in 2003 was $12.7 million compared to an operating loss of $3.0 million in 2002. These results were negatively impacted by the restructuring and other charges discussed above which totaled $106.8 million (1.2% of sales) and $79.6 million (0.9% of sales) in 2003 and 2002, respectively. On a segment basis, EM improved its operating profit margin dramatically year-over-year (2.0% in 2003 as compared to 0.5% in 2002). However, operating profit margins in both computer businesses were down due to lower revenues across business lines, lower gross profit margins and business mix issues discussed above.

      Selling, general and administrative expenses in 2002 were $1.23 billion as compared to $1.61 billion in 2001. As a percentage of sales, these operating expenses increased substantially to 13.7% during 2002 as compared to 12.6% in 2001 due to the dramatic decline in revenues discussed in “Sales.” These operating expenses included restructuring and other charges as discussed above totaling $58.0 million (0.7% of sales) in 2002 and $246.9 million (1.9% of sales) in 2001. However, the revenue declines during these comparative periods occurred at an unprecedented rate and faster than management could reasonably remove expense from the business resulting in an increase in expenses as a percentage of sales.

      The Company reported an operating loss of $3.0 million in 2002 as compared to operating income in 2001 of $253.7 million. Each year’s results were negatively impacted by total restructuring and other charges of $79.6 million (0.9% of sales) and $327.5 million (2.6% of sales) in 2002 and 2001, respectively. Each of the Company’s operating groups experienced deep year-over-year declines in operating income when comparing 2002 to 2001. EM’s 2002 operating income was $22.7 million, down 95.7% from 2001 levels of $532.3 million. CM and AC also experienced declines in operating income, from $86.4 million and $63.9 million in 2001, respectively, to 2002 levels of $63.0 million and $42.8 million, respectively.

Interest Expense and Other Income (Expense)

      Interest expense was $104.9 million in 2003 as compared with $124.6 million in 2002, representing a 15.8% decline year-over-year. This decrease is due primarily to the ongoing debt reductions and reduced drawings under the accounts receivable securitization program (hereafter referred to as the “Program” — see “Liquidity and Capital Resources — Financing Transactions”) during 2003. Consolidated debt balances at June 27, 2003 were $1.47 billion as compared to $1.63 billion at June 28, 2002 ($1.83 billion including drawings under the Program), representing a decrease of $159 million, or $359 million including the reduced drawings under the Program. The reductions in debt are a result of the positive operating cash flows and reductions in working capital over the course of 2003. Through similar efforts in 2002 as well, the Company has reduced its total outstanding debt by $1.85 billion, or approximately 56%, since December 2000.

      Other income, net, was $26.2 million in 2003 as compared to $6.8 million in 2002. The increase in other income, net, was primarily a result of favorable foreign currency translation impacts during 2003.

      Also during 2003, the Company incurred $13.5 million of debt extinguishment costs associated with the redemption of a portion of its 6.45% Notes due August 15, 2003 and its 8.20% Notes due October 17, 2003 as is further discussed in “Liquidity and Capital Resources.”

      Interest expense was $124.6 million in 2002 as compared with $191.9 million in 2001, declining by 35.1%. The decrease was due primarily to the reduction of debt and reduced drawings under the Program as a result of cash generated by reductions in working capital and, to a lesser extent, as a result of lower interest rates on the Company’s variable rate debt. The Company reduced its total debt and its drawings under the Program by approximately $740 million from June 2001 to June 2002 and $1.5 billion from the end of December 2000 to June 2002.

Income Tax Provision (Benefit)

      The Company’s effective tax rate on its loss from continuing operations was a benefit of 41.9% in 2003 as compared to a benefit of 30.1% in 2002. The mix of profits globally at varying statutory rates impacts the Company’s consolidated tax rate. The Company also benefited in 2003 from the favorable impact of certain tax planning initiatives put in place over the course of the prior year.

      Avnet’s effective tax rate on its loss from continuing operations was a benefit of 30.1% in 2002 as compared to a provision rate of 99.9% in 2001. The high rate in 2001 is primarily a result of certain non-deductible costs incurred associated with the Kent acquisition as well as the non-deductibility of goodwill amortization, which was ceased in accordance with SFAS 142 at the beginning of 2002 (see “Change in Accounting Principle — Goodwill”).

Net Income (Loss) from Continuing Operations

      As a result of the factors described in the preceding sections of this MD&A, the consolidated loss from continuing operations was $46.1 million ($0.39 per share on a diluted basis) in 2003 as compared to $84.4 million ($0.71 per share on a diluted basis) in 2002. These results include the negative after tax impact of restructuring and other charges (including the debt extinguishment costs in 2003) of $73.9 million ($0.62 per share on a diluted basis) and $62.1 million ($0.52 per share on a diluted basis) in 2003 and 2002, respectively.

      The Company recorded a net loss from continuing operations of $84.4 million in 2002, or $0.71 per share on a diluted basis, as compared to net income from continuing operations of $0.1 million, or breakeven on a per share basis, in 2001. These results included the after tax impact of restructuring and other charges totaling $62.1 million ($0.52 per share on a diluted basis) in 2002 and $236.7 million ($1.99 per share on a diluted basis) in 2001. The decline in profitability is a result of the confluence of the various factors discussed above in this MD&A.

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

      Therefore, the amortization of goodwill was suspended effective on that date. Under the required transitional provisions of SFAS 142, the Company identified and evaluated its reporting units for impairment as of June 30, 2001 using a two-step process. The Company engaged an outside valuation consultant to assist in this process. The first step was to ascertain whether there was an indication that any of the Company’s goodwill was impaired. This was accomplished by identifying the Company’s reporting units pursuant to the guidelines set out in SFAS 142 and then determining the carrying value of each of those reporting units by assigning the Company’s assets and liabilities, including existing goodwill, to each of those reporting units as of June 30, 2001. For the purpose of this process, the reporting unit structure was defined as each of the three regional businesses (Americas, EMEA and Asia) within each of the Company’s three operating groups. The fair value of each reporting unit was determined by using a combination of present value and multiple of earnings valuation techniques. Such fair value was then compared to the carrying value of each reporting unit. As a result of completing the first step of the process, it was determined that there was an impairment of goodwill related to the Company’s EM and CM operations in both EMEA and Asia. The Company identified no impairment of goodwill in the Americas region. In the second step of the process, the implied fair value of the affected reporting unit’s goodwill was compared to its carrying value. This was done in order to determine the amount of impairment; that is, the amount by which the carrying amount exceeded the fair value. As a result of the valuation process, the Company recorded an impairment charge of $580.5 million, which was recorded as a cumulative effect of a change in accounting principle in the first quarter of 2002. As reflected in the accompanying consolidated statement of cash flows for 2002, the charge resulting from the cumulative effect of change in accounting principle did not impact cash flow.

      The magnitude of the transition impairment charge was significantly impacted by the timing of the effective date of when the fair value analysis was performed and the designation of the reporting unit structure. Since the Company adopted SFAS 142 on June 30, 2001, the fair value analysis was required to be completed as of that date. Due to the difficult business and economic conditions at that date, which severely impacted the market sectors in which the Company operates, and the uncertainty as to when such conditions would materially improve, the fair value of the Company’s businesses was significantly less than it might have been at other times. In other words, in a cyclical business, the timing of a valuation such as this may be an important factor in the outcome of the valuation exercise. The reporting units with the most significant impairment of goodwill are in Europe where the Company has not yet generated an acceptable level of profits and cash flows. In addition, the defined reporting unit structure has resulted in an impairment of goodwill which includes goodwill related to certain recent acquisitions that otherwise might not have been impaired.

      The Company conducts its periodic test for goodwill impairment annually, on the first day of the fiscal fourth quarter. The Company’s annual impairment tests in 2003 and 2002 have yielded no additional impairments to the carrying value of the Company’s goodwill.

Liquidity and Capital Resources

Cash Flows

      In 2003, cash flow of $169.5 million was generated from continuing operations before depreciation, amortization, deferred taxes and other non-cash items and $482.4 million was generated by reductions in working capital (excluding cash and cash equivalents), thus generating net cash flow from operations of $651.9 million. The positive cash flow generated from working capital reductions is a result of the Company’s continued efforts to improve its asset utilization and efficiency, primarily through reductions of receivables (cash inflow of $140.7 million) and inventories (cash inflow of $387.1 million), in what continues to be a stable but weak electronic components and computer products distribution industry. Cash flows from working capital reductions were $824.8 million in 2002. The cash flow impact of working capital was more significant in 2002 as this year represented the first full fiscal year of the economic downturn and, thus, a period when more significant cost cutting and balance sheet management initiatives were put in place in order to return the business to profitability despite minimal revenue growth. In addition to cash flow from operating activities in 2003, $5.1 million was needed for other normal business operations including purchases of property, plant and equipment ($34.2 million), net of cash proceeds from sales of property, plant and equipment ($16.4 million) and cash generated from other items ($12.7 million). In light of the ongoing economic environment and the Company’s more stringent return on investment criteria, the Company has significantly curbed its level of capital expenditures in comparison to prior years. Combined, the Company generated $646.8 million in net cash and cash equivalents from normal business operations in 2003. Deducting from this amount the Company’s use of $9.2 million for acquisitions of operations and investments during 2003, the combined net proceeds of $637.6 million along with $465.3 million of cash generated from new long-term debt financing were used to reduce drawings under the accounts receivable securitization program by $200.0 million, to repay other debt balances of $666.7 million and to generate additional cash and cash equivalents of $236.2 million during 2003.

      In 2002, cash flow from operating activities totaled $976.3 million. During this period, $151.5 million was generated from continuing operations before depreciation, amortization, deferred taxes and other non-cash items and $824.8 million was generated by reductions in working capital (excluding cash and cash equivalents). In addition, the Company used $73.2 million for normal business operations including dividend payments ($26.5 million), purchases of property plant and equipment ($87.2 million), offset in part by cash proceeds on sale of property plant and equipment ($3.4 million) and net cash generated from other items ($37.1 million). Combined, the Company generated $903.1 million in net cash and cash equivalents from normal business operations. The Company also used $34.1 million for acquisitions of operations and investments during 2002 (see Item 1 of this Report). The combined net cash generated, as discussed above, of $869.0 million along with $394.3 million of cash proceeds from long-term debt financing were used to reduce drawings under the accounts receivable securitization program by $150.0 million and to, net, repay debt balances of $1.051 billion. Finally, cash and cash equivalents increased by $62.0 million for the year.

      In 2001, the Company generated $336.3 million from income from continuing operations before depreciation, amortization, deferred taxes and other non-cash items (including transaction costs associated with the acquisition of Kent). This was offset by $150.1 million of cash used for working capital (excluding cash and cash equivalents), resulting in $186.2 million of net cash flows provided from operations. In addition, the Company used $142.6 million for other normal business operations including purchases of property, plant and equipment ($147.3 million) and dividends ($27.4 million), offset by cash proceeds on sales of property, plant and equipment ($28.7 million) and cash generated from other items ($3.4 million). This resulted in $43.6 million being generated from normal business operations. The Company also used $667.3 million for acquisitions, net of cash received from dispositions and the net cash used for discontinued operations. This overall use of cash of $623.7 million was financed by a $119.2 million net increase in debt, $350.0 million of proceeds from the sale of receivables under the asset securitization program and the utilization of $154.5 million of available cash.

      Over the past three years, cash generated from continuing operations before depreciation, amortization, deferred taxes, cash payments for the acquisition of Kent and other non-cash items totaled $657.3 million. During the same period, $1.16 billion was generated from reductions in working capital (excluding cash and cash equivalents), reflective of the typical nature of the Company’s industry where cash is generated by normal working capital reductions during a downturn, as well as through specific working capital management initiatives put in place by the Company since the downturn began during 2001. This has resulted in $1.81 billion in net cash flow from operations. Cash of $220.8 million was needed for other normal business operations including purchases of property, plant and equipment ($268.6 million) and payment of dividends ($53.9 million), offset in part by cash proceeds from sales of property, plant and equipment ($48.5 million) and net cash generated by other items ($53.2 million). This resulted in a net generation of cash from normal business operations totaling $1.59 billion during the last three years. During the same three-year period, the

Company also used $710.6 million for acquisitions, net of cash received from dispositions and the net cash used for discontinued operations. This overall cash generation of $883.0 along with $1.43 billion of cash generated from long-term debt financing during the three-year period was used to repay debt balances of $2.17 billion. Cash and cash equivalents increased by $143.6 million during the three-year period.

Capital Structure

      The Company uses a variety of financing arrangements, both short-term and long-term, to fund its operations. The Company uses diversified sources of funding so that it does not become overly dependent on one source and in efforts to achieve lower cost of funding through these different alternatives. These financing arrangements include public bonds, short-term and long-term bank loans, commercial paper and an accounts receivable securitization program. For a detailed description of the Company’s external financing arrangements outstanding at June 27, 2003, please refer to Note 7 in the notes to the consolidated financial statements appearing in Item 15 of this Report.

      The table below highlights the capital structure for the past two years. Because the Company’s accounts receivable securitization program (the “Program”) is an important part of the Company’s financing structure, the table below includes a comparison of total debt, total capital and total capital plus drawings under the Program. See “Financing Transactions” for further discussion of this program.

Capital Structure

	June 27, 2003	June 28, 2002	% Change

	(Dollars in thousands)
Short-term debt	$187,656	$59,309	216.4%
Long-term debt	1,278,399	1,565,836	(18.4)%
Drawings under the Program	—	200,000	(100.0)%

	1,466,055	1,825,145	(19.7)%
Shareholders’ equity	1,832,522	1,804,510	1.6%

Total capital and drawings under the Program	$3,298,577	$3,629,655	(9.1)%

      Long-term debt in the above table includes the fair value adjustment of $36.2 million and $7.0 million at June 27, 2003 and June 28, 2002, respectively, for the hedged 8.00% Notes discussed in “Financing Transactions” below.

Financing Transactions

      In February 2003, the Company issued $475.0 million of 9  3/4% Notes due February 15, 2008 (the “9  3/4% Notes”). The net proceeds from this debt issuance were approximately $465.3 million, net of underwriting fees. During 2003, the Company repurchased $159.1 million of its 6.45% Notes due August 15, 2003 and $220.1 million of its 8.20% Notes due October 17, 2003. Proceeds from the 9  3/4% Notes were used to fund the early repurchase of the 6.45% and 8.20% Notes with the excess proceeds held in an escrow account which will be used to repay the remaining principal on the 6.45% and 8.20% Notes at their respective maturity dates plus interest due through their maturities (see Note 1). The Company incurred debt extinguishment costs of $13.5 million pre-tax, $8.2 million after tax and $0.07 per share on a diluted basis during 2003 related primarily to premiums and other transaction costs associated with the tender and early repurchase of a portion of the 6.45% and 8.20% Notes.

      Subsequent to 2003, the Company entered into three interest rate swaps with a total notional amount of $300,000,000 in order to hedge the change in fair value of the 9  3/4% Notes related to fluctuations in interest rates. These contracts will be classified as fair value hedges and mature in February 2008. These interest rate swaps will modify the Company’s interest rate exposure by effectively converting the fixed rate on the 9  3/4% Notes to a floating rate based on three-month U.S. LIBOR plus an average spread of 619 basis points (6.19%) through their maturities. The hedge contracts were structured to be perfectly effective and therefore the

Company will account for them using the shortcut method as defined by Statement of Financial Accounting Standards No. 133 (“SFAS 133”), “Accounting for Derivative Instruments and Hedging Activities,” as amended by Statement of Financial Accounting Standards No. 138, “Accounting for Certain Derivative and Hedging Activities.”

      During 2003, the Company amended its syndicated bank credit facilities. Prior to the 2003 amendments, the bank credit facilities included a multi-year credit facility with a syndicate of banks that provided up to $428.8 million in financing and a 364-day credit facility providing up to $488.7 in financing (the original syndicated bank credit facility also included a $82.5 million term loan facility that matured in November 2001). The multi-year credit facility was a three-year revolving, multi-currency facility that was to mature on October 25, 2004. The Company was able to select from various interest rate options and maturities under this facility.

      The amended terms of the multi-year credit facility reduced the available borrowings under the facility to $350.0 million. Additionally, the 364-day credit facility was terminated as part of the 2003 amendments. These amendments also modified certain covenants to the agreement. The Company was in compliance with all of the covenants at June 27, 2003.

      The amended agreement also contained a “springing lien” provision whereby borrowings under the amended multi-year credit facility would become secured by various assets of the Company if (a) Avnet received a debt rating of Ba1 or lower by Moody’s or BB+ or lower by S&P or (b) if Avnet terminated its current accounts receivable securitization program (see below) without simultaneously entering into another securitization with similar terms.

      On September 8, 2003, Moody’s adjusted the Company’s debt rating to Ba2. Management believed it was in the Company’s best interests to terminate the facility rather than allow the liens to spring when no amounts were outstanding or expected to be drawn prior to the facility’s October 2004 expiration. See “Liquidity” for further discussion of the Company’s borrowing capacity and expected financing needs.

      In addition to its primary financing arrangements, the Company has several small lines of credit in various locations to fund the short-term working capital, foreign exchange, overdraft and letter of credit needs of its wholly owned subsidiaries in Europe and Asia. Avnet generally guarantees its subsidiaries’ debt under these facilities.

Off-Balance Sheet Arrangements

      The Company has a $350 million accounts receivable securitization program (the “Program”) with two financial institutions whereby it may sell, on a revolving basis, an undivided interest in a pool of its trade accounts receivable. Under the Program, the Company may sell receivables in securitization transactions and retain a subordinated interest and servicing rights to those receivables. Receivables sold under the Program are sold without legal recourse to third party conduits through a wholly-owned bankruptcy-remote special purpose entity that is consolidated for financial reporting purposes. The Program qualifies for sale treatment under Statement of Financial Accounting Standards No. 140, “Accounting for Transfer and Servicing of Financial Assets and Extinguishment of Liabilities.” The availability for financing under the Program is dependent on the level of the Company’s trade receivables from month to month. There were no receivables sold under the Program at June 27, 2003. At June 28, 2002, the Company had sold $200.0 million of receivables under the Program, which is reflected as a reduction of receivables in the consolidated balance sheets. The cash received from the sale of receivables was used primarily to pay down outstanding debt. The purpose of the Program is to provide the Company with an additional source of liquidity at interest rates more favorable than it could receive through other forms of financing. The Program was amended during 2003 to adjust certain minimum senior unsecured credit ratings that the Company must maintain in order to continue using the Program in its current form. These minimum credit ratings were again amended subsequent to 2003. Under the Program, as amended in 2004, the minimum credit rating triggers are Ba3 by Moody’s Investor Services (“Moody’s”) and BB- by Standard & Poors (“S&P”). This most recent amendment effectively extended the term of the Program to August 2005.

Covenants and Conditions

      The Program contains certain covenants relating to the quality of the receivables sold under the Program in addition to the minimum unsecured ratings triggers discussed in “Off-Balance Sheet Arrangements” above. If these conditions are not met, the Company may not be able to borrow any additional funds under the Program and the financial institutions generally have the right to accelerate any amounts outstanding. Circumstances that could affect the Company’s ability to meet the required covenants and conditions of the Program include the duration and depth of the current economic downturn and the impact on profitability, perceived financial strength or weakness by credit rating agencies and various other economic, market and industry factors. The Company was in compliance with all covenants, including the minimum unsecured credit ratings triggers, for the Program at June 27, 2003.

      In the case of any default, the Company would either have to negotiate with the lenders to modify the Program or pay off all amounts outstanding, terminate the Program and, if necessary, seek alternative financing. As of June 27, 2003, there were no drawings under the Program.

      See “Liquidity” for further discussion of the Company’s availability under these various facilities.

Liquidity

      Under its current financing arrangements discussed in “Financing Transactions” above, the Company had an aggregate of approximately $700.0 million in additional borrowing capacity at June 27, 2003 ($350.0 million after the termination of the multi-year facility subsequent to 2003, as discussed in “Financing Transactions”). The Company also had an additional $395.5 million of cash and cash equivalents at June 27, 2003, although $78.5 million of that cash on hand was held in an escrow account that is restricted to repay the remaining principal and interest obligations on the 6.45% and 8.20% Notes. Management believes its borrowing capacity, before and after the termination of the multi-year facility, its current cash availability and its ability to generate cash from normal operations are sufficient to meet its projected working capital requirements and debt obligations maturing in the upcoming year.

      The following table highlights the Company’s liquidity and related ratios for the past two years:

Comparative Analysis — Liquidity

	Years Ended		Percentage
			Change
	June 27, 2003(1)	June 28, 2002(2)	2003 to 2002

	(Dollars in millions)
Current Assets	$3,126.1	$3,205.5	(2.5)%
Quick Assets	1,867.3	1,533.2	21.8
Current Liabilities	1,306.1	1,276.8	2.3
Working Capital	1,820.0	1,928.7	(5.6)
Total Debt	1,466.1	1,625.1	(9.8)
Total Capital	3,298.6	3,429.7	(3.8)
Quick Ratio	1.4:1	1.2:1
Working Capital Ratio	2.4:1	2.5:1
Debt to Total Capital	44.4%	47.4%

(1)	Ratios that include cash and cash equivalents include $78.5 million of restricted cash held in escrow at June 27, 2003 to fund remaining principal and interest payments on the 6.45% and 8.20% Notes (see “Financing Transactions” for further discussion).

(2)	The Company had $200.0 million of accounts receivable sold under the accounts receivable securitization program at June 28, 2002 (there were no drawings under this program at June 27, 2003). The receivables sold are excluded from accounts receivable and drawings under this program are excluded from debt for the purpose of the balances and ratios in the table above.

     The Company’s quick assets at June 27, 2003 totaled $1.87 billion as compared with $1.53 billion at June 28, 2002. At June 27, 2003, quick assets were greater than the Company’s current liabilities by $561.2 million as compared to $256.4 million at June 28, 2002. This increase in quick assets is due in part to the increase in cash and cash equivalents resulting from the Company’s positive cash flows and financing transactions completed during 2003 (see “Cash Flow” and “Financing Transactions” above) as well as the increase in receivables in the June 28, 2003 consolidated balance sheet which resulted in part from the reduced drawings under the Company’s accounts receivable securitization program during 2003. Working capital at June 27, 2003 was $1.82 billion as compared with $1.93 billion at June 28, 2002. This decrease is primarily a result of the previously discussed inventory reductions since 2002, offset in part by the increase in quick assets. At June 28, 2003, to support each dollar of current liabilities, the Company had $1.43 of quick assets and $0.96 of other current assets for a total of $2.39 as compared with $2.51 at June 28, 2002.

      The Company does not currently have any material commitments for capital expenditures.

Long-Term Contractual Obligations

      The Company has the following contractual obligations outstanding as of June 27, 2003 (in millions):

		Due in Less	Due in	Due in	Due After
	Total	than 1 Year	1-3 Years	4-5 Years	5 Years

Long-term debt, including amounts due within one year	$1,429.9	$187.7	$360.6	$876.1	$5.5
Operating leases	186.0	51.8	69.5	35.4	29.3

	$1,615.9	$239.5	$430.1	$911.5	$34.8

      At June 27, 2003, the Company has two interest rate swaps outstanding on one of its fixed rate debt instruments which have yielded, in accordance with SFAS 133, as amended, a fair value adjustment of $36.2 million to the Company’s long-term debt included in the consolidated balance sheet at June 27, 2003.

      In connection with the Company’s January 2000 acquisition of 84% of the stock of Eurotronics B.V., which went to market as SEI, the Company entered into a share purchase agreement with the sellers that called for an additional payment of cash or common stock of the Company if the Company’s share price does not reach $45.25 per share by January 2004. This guarantee would result in an additional payment to the sellers of approximately $77.0 million based on the Company’s stock price as of June 27, 2003.

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

      The Company has used interest rate swaps that convert certain fixed rate debt to variable rate debt, effectively hedging the change in fair value of the fixed rate debt resulting from fluctuations in interest rates. At June 27, 2003, the Company has two interest rate swaps outstanding under which the Company pays a variable interest rate and receives a fixed interest rate. Subsequent to 2003, the Company entered into three additional interest rate swaps on $300.0 million of the Company’s 9  3/4% Notes, in order to hedge the change in fair value of this fixed rate debt resulting from fluctuations in interest rates. The following table sets forth the scheduled maturities and the total fair value (generally based on quoted market prices) of the Company’s debt outstanding at June 27, 2003 (dollars in millions):

						There-	Total at	Fair Value at
	2004	2005	2006	2007	2008	after	June 27, 2003	June 27, 2003

Liabilities:
Fixed rate debt	$176	$360	$—	$400	$476	$6	$1,418	$1,526
Average interest rate							8.4%
Floating rate debt	$12	$—	$—	$—	$—	$—	$12	$12
Average interest rate							4.4%
Interest Rate Swaps:
Fixed to variable	$—	$—	$—	$400	$—	$—	$400
Average pay rate							LIBOR+2.9%
Average receive rate							8.0%

      Many of the Company’s subsidiaries, on occasion, purchase and sell products in currencies other than their functional currencies. This subjects the Company to the risks associated with the fluctuations of foreign currency exchange rates. The Company reduces this risk by utilizing natural hedging (offsetting receivables and payables) as well as by creating offsetting positions through the use of derivative financial instruments, primarily forward foreign exchange contracts with maturities of less than sixty days. The Company adjusts all foreign denominated balances and any outstanding foreign exchange contracts to fair market value through the consolidated statements of operations. Therefore, the market risk related to foreign exchange contracts is offset by changes in valuation of the underlying items being hedged. The asset or liability representing the fair value of foreign exchange contracts is classified in the captions “other current assets” or “accrued expenses and other,” as applicable, in the accompanying consolidated balance sheets. A hypothetical 10% change in currency exchange rates under the contracts outstanding at June 27, 2003 would result in an increase or decrease of approximately $15.7 million to the fair value of the forward foreign exchange contracts, which would generally be offset by an opposite effect on the related hedged positions.

Item 8.	Financial Statements and Supplementary Data

      The financial statements and supplementary data are listed under Item 15 of this Report.

Item 9.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosures

      As previously reported in the Company’s Current Report on Form 8-K filed on April 23, 2002, on April 17, 2002 the Company dismissed its independent auditor, Arthur Andersen LLP (“Arthur Andersen”) and appointed KPMG LLP (“KPMG”) as its new independent auditor, effective immediately. These actions were approved by the Company’s Board of Directors upon the recommendation of its Audit Committee. KPMG audited the consolidated financial statements of the Company for the fiscal years ending June 27, 2003 and June 28, 2002.

      During the fiscal year ended June 29, 2001, and the subsequent interim periods through the date of Arthur Andersen’s dismissal, there was no disagreement between the Company and Arthur Andersen, as defined in Item 304 of Regulation S-K, on any matter of accounting principles or practices, financial statement disclosure, or auditing scope or procedure, which disagreement, if not resolved to Arthur Andersen’s satisfaction, would have caused Arthur Andersen to make reference to the subject matter of such disagreement in connection with its reports, and there occurred no reportable events as defined in Item 304(a)(1)(v) of Regulation S-K.

      The audit report of Arthur Andersen on the consolidated financial statements of Avnet for the fiscal year ended June 29, 2001 did not contain an adverse opinion or disclaimer of opinion, nor was it qualified or modified as to uncertainty, audit scope or accounting principles. During the fiscal years of Avnet ended June 28, 2002 and June 29, 2001, through the date of Arthur Andersen’s dismissal, neither the Company nor anyone on its behalf consulted with KPMG regarding any of the matters or events set forth in Item 304(a)(2)(i) and (ii) of Regulation S-K.

      Avnet provided Arthur Andersen with a copy of the foregoing statements. Attached as Exhibit 16 to this Form 10-K is a copy of Andersen’s letter stating its agreement with such statements.

Item 9A.	Controls and Procedures

      The Company’s management, including its Chief Executive Officer and Chief Financial Officer, have evaluated the effectiveness of the Company’s disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934 (the “Exchange Act”)) as of the end of the reporting period covered by this Annual Report on Form 10-K. Based on such evaluation, the Chief Executive Officer and Chief Financial Officer have concluded that, as of the end of the period covered by this Annual Report on Form 10-K, the Company’s disclosure controls and procedures are effective such that material information required to be disclosed by the Company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified by the Securities and Exchange Commission’s rules and forms relating to the Company.

      During the last quarter of 2003, there have been no changes to the Company’s internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART III

Item 10.	Directors and Executive Officers

      The information called for by Item 10 is incorporated in this Report by reference to the Company’s definitive proxy statement relating to the Annual Meeting of Stockholders anticipated to be held on November 6, 2003.

Item 11.	Executive Compensation

      The information called for by Item 11 is incorporated in this Report by reference to the Company’s definitive proxy statement relating to the Annual Meeting of Stockholders anticipated to be held on November 6, 2003.

Item 12.	Security Ownership of Certain Beneficial Owners and Management

      The information called for by Item 12 is incorporated in this Report by reference to the Company’s definitive proxy statement relating to the Annual Meeting of Stockholders anticipated to be held on November 6, 2003.

Item 13.	Certain Relationships and Related Transactions

      The information called for by Item 13 is incorporated in this Report by reference to the Company’s definitive proxy statement relating to the Annual Meeting of Stockholders anticipated to be held on November 6, 2003.

Item 14.	Principal Accountant Fees and Services

      The information called for by Item 14 is incorporated in this Report by reference to the Company’s definitive proxy statement relating to the Annual Meeting of Stockholders anticipated to be held on November 6, 2003.

PART IV

Item 15.	Exhibits, Financial Statement Schedules and Reports on Form 8-K

      a.     The following documents are filed as part of this Report:

Page

1. Consolidated Financial Statements:
Independent Auditors’ Reports	38
Avnet, Inc. and Subsidiaries Consolidated Financial Statements:
Consolidated Balance Sheets at June 27, 2003 and June 28, 2002	42
Consolidated Statements of Operations for the years ended June 27, 2003, June 28, 2002 and June 29, 2001	43
Consolidated Statements of Shareholders’ Equity for the years ended June 27, 2003, June 28, 2002 and June 29, 2001	44
Consolidated Statements of Cash Flows for the years ended June 27, 2003, June 28, 2002 and June 29, 2001	45
Notes to Consolidated Financial Statements	46
2. Financial Statement Schedules:
Schedule II (Valuation and Qualifying Accounts) for the years ended June 27, 2003, June 28, 2002 and June 29, 2001	75
Schedules other than that above have been omitted because they are not applicable or the required information is shown in the financial statements or notes thereto.
3. Exhibits — The exhibit index for this Report can be found on pages 76 to 80.

      b.     Reports on Form 8-K

      During the fourth quarter of 2003, the Company filed the following Current Reports on Form 8-K: (1) Current Report on Form 8-K bearing cover date of April 3, 2003 in which the Company reported under Item 9 that it had issued a press release announcing that the third quarter of fiscal 2003 corporate update conference call would be held on April 24, 2003; (2) Current Report on Form 8-K bearing cover date of April 24, 2003 in which the Company furnished, pursuant to Items 9 and 12, its press release announcing the third quarter of 2003 financial results; (3) Current Report on Form 8-K bearing cover date of April 30, 2003 in which the Company reported under Item 9 that it had issued a press release announcing its presentation at the upcoming 31st Annual JPMorgan Technology & Telecom Conference; and (4) Current Report on Form 8-K bearing cover date of June 9, 2003 in which the Company reported under Item 9 that it had issued a press release announcing its presentation at the upcoming Thomas Weisel Partners Growth Forum 5.0.

SIGNATURES

      Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

AVNET, INC.
(Registrant)

By:	/s/ ROY VALLEE

Roy Vallee,
Chairman of the Board, Chief Executive
Officer and Director

Date: September 15, 2003

      Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the Registrant and in the capacities indicated on September 15, 2003.

Signature	Title

/s/ ROY VALLEE Roy Vallee	Chairman of the Board, Chief Executive Officer and Director

/s/ ELEANOR BAUM Eleanor Baum	Director

/s/ J. VERONICA BIGGINS J. Veronica Biggins	Director

/s/ LAWRENCE W. CLARKSON Lawrence W. Clarkson	Director

/s/ EHUD HOUMINER Ehud Houminer	Director

/s/ JAMES A. LAWRENCE James A. Lawrence	Director

/s/ SALVATORE J. NUZZO Salvatore J. Nuzzo	Director

/s/ RAY M. ROBINSON Ray M. Robinson	Director

/s/ FREDERIC SALERNO Frederic Salerno	Director

/s/ GARY L. TOOKER Gary L. Tooker	Director

Signature	Title

/s/ RAYMOND SADOWSKI Raymond Sadowski	Senior Vice President, Chief Financial Officer and Assistant Secretary

/s/ JOHN F. COLE John F. Cole	Controller and Principal Accounting Officer

INDEPENDENT AUDITORS’ REPORT

The Board of Directors

Avnet, Inc.

      We have audited the accompanying consolidated balance sheets of Avnet, Inc. and subsidiaries (the Company) as of June 27, 2003 and June 28, 2002, and the related consolidated statements of operations, shareholders’ equity and cash flows for the years then ended. In connection with our audits of the consolidated financial statements, we have also audited the financial statement schedule for the years ended June 27, 2003 and June 28, 2002 listed in the accompanying index. These consolidated financial statements and financial statement schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements and financial statement schedule based on our audits. The consolidated financial statements and financial statement schedule of Avnet, Inc. and subsidiaries for the year ended June 29, 2001 were audited by other auditors who have ceased operations. Those auditors expressed an unqualified opinion on those consolidated financial statements and financial statement schedule, before the revisions described in Notes 6 and 16 to the consolidated financial statements, in their report dated August 14, 2001 based upon their audit and upon the report of other auditors.

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

      In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Avnet, Inc. and subsidiaries as of June 27, 2003 and June 28, 2002, and the results of their operations and their cash flows for the years then ended in conformity with accounting principles generally accepted in the United States of America. Also, in our opinion, the related financial statement schedule for the years ended June 27, 2003 and June 28, 2002, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

      As discussed above, the consolidated financial statements and financial statement schedule of Avnet, Inc. and subsidiaries for the year ended June 29, 2001 were audited by other auditors who have ceased operations. As described in Note 6, these consolidated financial statements have been revised to include the transitional disclosures required by Statement of Financial Accounting Standards (SFAS) No. 142, Goodwill and Other Intangible Assets, which was adopted by the Company as of June 30, 2001. In our opinion, the disclosures for fiscal year 2001 in Note 6 are appropriate. As described in Note 16, the Company allocated goodwill to its reportable segments previously presented as corporate assets during the year ended June 27, 2003, and accordingly, the amounts relating to the fiscal years ending 2002 and 2001 segment financial information have been restated to conform to the fiscal year 2003 presentation. We audited the adjustments that were applied to restate the disclosures for reportable segments reflected in the fiscal year 2001 consolidated financial statements. In our opinion, such adjustments are appropriate and have been properly applied. However, we were not engaged to audit, review, or apply any procedures to the fiscal year 2001 consolidated financial statements of Avnet, Inc. and subsidiaries other than with respect to such disclosures and, accordingly, we do not express an opinion or any other form of assurance on the fiscal year 2001 consolidated financial statements taken as a whole.

/s/ KPMG LLP

Phoenix, Arizona

August 7, 2003

NOTICE REGARDING CONSENT OF ARTHUR ANDERSEN LLP

      Section 11(a) of the Securities Act of 1933 provides that in case any part of a registration statement, when such part became effective, contained an untrue statement of a material fact, or omitted to state a material fact required to be stated therein or necessary to make the statements therein not misleading, any person acquiring a security pursuant to such registration statement (unless it is proved that at the time of such acquisition such person knew of such untruth or omission) may sue, among others, an accountant who has with his consent been named as having certified any part of the registration statement, or as having prepared any report which is used in connection with the registration statement.

      On April 17, 2002, we dismissed Arthur Andersen LLP (“Arthur Andersen”) as our independent auditors. After reasonable efforts, we have been unable to obtain Arthur Andersen’s written consent to the incorporation by reference of Arthur Andersen’s audit report with respect to our financial statements as of June 29, 2001 and for the years ended June 29, 2001 and June 30, 2000 into our registration statements on Forms S-3 No. 333-39530 relating to shelf offerings of securities of Avnet on a delayed or continuous basis under Rule 415, No. 333-94957 relating to the resale of common stock of Avnet issued in connection with the acquisition of Eurotronics B.V., and No. 333-107474 relating to shelf offerings of securities of Avnet on a delayed or continuous basis under Rule 415; Forms S-4 No. 333-58852 relating to common stock of Avnet issuable upon exercise of options and warrants originally granted by Kent Electronics Corporation, 333-36970 relating to common stock of Avnet issuable upon exercise of options and warrants originally granted by Savoir Technology Group, Inc. and No. 333-86721 relating to common stock of Avnet issuable upon exercise of options and warrants originally granted by Marshall Industries, and Forms S-8 No. 2-96800, No. 33-29475, No. 33-43855, No. 033-64765, No. 333-45735, No. 333-55806, No. 333-00129, No. 333-17271, No. 333-45267, No. 333-89297 and No. 333-101039 relating to common stock of Avnet issuable under the 1984, 1988, 1990, 1995, 1997 and 1999 Stock Option Plans, the 1994 and 1996 Avnet Incentive Stock Programs, the Avnet Deferred Compensation Plan, the Marshall Industries Stock Option Plans and the Avnet Employee Stock Purchase Plan, respectively. Such audit report is included in this Form 10-K.

      Under these circumstances, Rule 437a under the Securities Act of 1933 permits Avnet to file this Form 10-K, which is incorporated by reference into the above listed registration statements, without a written consent from Arthur Andersen. However, as a result, Arthur Andersen will not have any liability under Section 11(a) of the Securities Act for any untrue statements of a material fact contained in the financial statements audited by Arthur Andersen or any omissions of a material fact required to be stated therein. Accordingly, you would be unable to assert a claim against Arthur Andersen under Section 11(a) of the Securities Act.

THE REPORT PRESENTED BELOW IS A COPY OF THE INDEPENDENT AUDITORS’ REPORT OF ARTHUR ANDERSEN LLP, THE FORMER AUDITOR FOR AVNET, INC., ISSUED ON AUGUST 14, 2001. ARTHUR ANDERSEN LLP HAS BEEN UNABLE TO ISSUE AN UPDATED REPORT. ADDITIONALLY, THE OPINION PRESENTED BELOW COVERS THE BALANCE SHEET AS OF JUNE 29, 2001 AND JUNE 30, 2000 AND THE STATEMENTS OF OPERATIONS, SHAREHOLDERS’ EQUITY AND CASH FLOWS FOR THE YEARS ENDED JUNE 30, 2000 AND JULY 2, 1999, WHICH STATEMENTS ARE NOT INCLUDED IN THIS REPORT ON FORM 10-K.

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

/s/ ARTHUR ANDERSEN LLP

Phoenix, Arizona

August 14, 2001

REPORT OF INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS

Board of Directors and Stockholders

Kent Electronics Corporation

      We have audited the consolidated statements of earnings, cash flows and stockholders’ equity of Kent Electronics Corporation and Subsidiaries for the year ended March 31, 2001. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audit.

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

      In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated results of operations, cash flows and changes in stockholders’ equity of Kent Electronics Corporation and Subsidiaries for the year ended March 31, 2001, in conformity with accounting principles generally accepted in the United States of America.

/s/ GRANT THORNTON LLP

Houston, Texas

May 8, 2001

AVNET, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

	June 27,	June 28,
	2003	2002

	(Thousands, except
	share amounts)
ASSETS
Current assets:
Cash and cash equivalents (Note 1)	$395,467	$159,234
Receivables, less allowances of $84,042 and $99,073, respectively (Note 3)	1,471,806	1,374,017
Inventories	1,097,580	1,417,305
Other	161,237	254,976

Total current assets	3,126,090	3,205,532
Property, plant and equipment, net (Note 5)	250,412	349,924
Goodwill (Note 6)	857,110	844,597
Other assets	265,939	281,901

Total assets	$4,499,551	$4,681,954

LIABILITIES
Current liabilities:
Borrowings due within one year (Note 7)	$187,656	$59,309
Accounts payable	802,039	891,234
Accrued expenses and other (Note 8)	316,355	326,293

Total current liabilities	1,306,050	1,276,836
Long-term debt, less due within one year (Note 7)	1,278,399	1,565,836
Other long-term liabilities (Note 10)	82,580	34,772

Total liabilities	2,667,029	2,877,444

Commitments and contingencies (Notes 11 and 13)
Shareholders’ equity (Notes 1 and 12):
Common stock $1.00 par; authorized 300,000,000 shares; issued 119,555,000 shares and 119,431,000 shares, respectively	119,555	119,431
Additional paid-in capital	568,010	569,437
Retained earnings	1,041,892	1,088,008
Cumulative other comprehensive income (Note 4)	103,207	27,812
Treasury stock at cost, 11,532 shares and 7,422 shares, respectively	(142)	(178)

Total shareholders’ equity	1,832,522	1,804,510

Total liabilities and shareholders’ equity	$4,499,551	$4,681,954

See notes to consolidated financial statements

AVNET, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

	Years Ended

	June 27,	June 28,	June 29,
	2003	2002	2001

	(Thousands, except per share amounts)
Sales	$9,048,442	$8,920,248	$12,814,010
Cost of sales (Note 17)	7,833,487	7,697,434	10,948,484

Gross profit	1,214,955	1,222,814	1,865,526
Selling, general and administrative expenses (Note 17)	1,202,226	1,225,799	1,611,874

Operating income (loss)	12,729	(2,985)	253,652
Other income, net	26,204	6,755	25,495
Interest expense	(104,851)	(124,583)	(191,895)
Debt extinguishment costs (Note 7)	(13,487)	—	—

Income (loss) from continuing operations before income taxes	(79,405)	(120,813)	87,252
Income tax provision (benefit) (Note 9)	(33,289)	(36,377)	87,155

Income (loss) from continuing operations	(46,116)	(84,436)	97
Income from discontinued operations, net of income taxes of $0, $0 and $1,611, respectively (Note 2)	—	—	2,416
Gain on disposal of discontinued operations, net of income taxes of $0, $0 and $8,611, respectively (Note 2)	—	—	12,889

Income (loss) before cumulative effect of change in accounting principle	(46,116)	(84,436)	15,402
Cumulative effect of change in accounting principle (Note 6)	—	(580,495)	—

Net income (loss)	$(46,116)	$(664,931)	$15,402

Earnings (loss) per share from continuing operations (Note 14):
Basic	$(0.39)	$(0.71)	$—

Diluted	$(0.39)	$(0.71)	$—

Earnings (loss) per share before cumulative effect of change in accounting principle (Notes 6 and 14):
Basic	$(0.39)	$(0.71)	$0.13

Diluted	$(0.39)	$(0.71)	$0.13

Net earnings (loss) per share (Notes 6 and 14):
Basic	$(0.39)	$(5.61)	$0.13

Diluted	$(0.39)	$(5.61)	$0.13

Shares used to compute earnings (loss) per share (Note 14):
Basic	119,456	118,561	117,263

Diluted	119,456	118,561	118,815

See notes to consolidated financial statements

AVNET, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY

Years Ended June 27, 2003, June 28, 2002 and June 29, 2001

		Additional		Cumulative Other		Total
		Paid-in	Retained	Comprehensive	Treasury	Shareholders’
	Common Stock	Capital	Earnings	Income (Loss)	Stock	Equity

	(Thousands, except per share amounts)
Balance, June 30, 2000	$115,400	$470,360	$1,776,025	$(52,289)	$(62,793)	$2,246,703
Net income	—	—	15,402	—	—	15,402
Translation adjustments (Note 4)	—	—	—	(1,715)	—	(1,715)
Valuation adjustments, net of tax of $1,562 (Note 4)	—	—	—	(2,293)	—	(2,293)

Comprehensive income (Note 4)						11,394

Dividends, $0.30 per share	—	—	(29,601)	—	—	(29,601)
Acquisitions of operations	1,361	47,449	—	—	62,255	111,065
Kent’s net income for the quarter ended June 30, 2000 (Note 2)	—	—	8,819	—	—	8,819
Stock option and incentive programs, including related tax benefits of $5,493	1,079	24,924	—	—	207	26,210

Balance, June 29, 2001	117,840	542,733	1,770,645	(56,297)	(331)	2,374,590
Net loss	—	—	(664,931)	—	—	(664,931)
Translation adjustments (Note 4)	—	—	—	101,159	—	101,159
Minimum pension liability adjustment, net of tax of $11,155 (Notes 4 and 15)	—	—	—	(17,050)	—	(17,050)

Comprehensive loss (Note 4)						(580,822)

Dividends, $0.15 per share	—	—	(17,706)	—	—	(17,706)
Stock option and incentive programs, including related tax benefits of $4,217	1,591	26,704	—	—	153	28,448

Balance, June 28, 2002	119,431	569,437	1,088,008	27,812	(178)	1,804,510
Net loss	—	—	(46,116)	—	—	(46,116)
Translation adjustments (Note 4)	—	—	—	98,346	—	98,346
Minimum pension liability adjustment, net of tax of $19,988 (Notes 4 and 15)	—	—	—	(22,951)	—	(22,951)

Comprehensive income (Note 4)						29,279

Stock option and incentive programs, including related tax benefits of $278	124	(1,427)	—	—	36	(1,267)

Balance, June 27, 2003	$119,555	$568,010	$1,041,892	$103,207	$(142)	$1,832,522

See notes to consolidated financial statements

AVNET, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Years Ended

	June 27,	June 28,	June 29,
	2003	2002	2001

	(Thousands)
Cash flows from operating activities:
Net income (loss)	$(46,116)	$(664,931)	$15,402
Income from discontinued operations, net of income taxes	—	—	(2,416)
Gain on disposal of discontinued operations, net of income taxes	—	—	(12,889)
Cumulative effect of change in accounting principle (Note 6)	—	580,495	—

Net income (loss) from continuing operations	(46,116)	(84,436)	97
Non-cash and other reconciling items:
Depreciation and amortization	88,839	103,879	119,398
Deferred taxes (Note 9)	21,606	10,828	(79,659)
Other, net (Note 15)	105,128	121,240	296,450

	169,457	151,511	336,286
Changes in (net of effects from business acquisitions and dispositions):
Receivables	140,656	433,863	315,669
Inventories	387,081	552,621	248,978
Accounts payable	(120,849)	45,168	(682,884)
Accrued expenses and other, net	75,533	(206,858)	(31,849)

Net cash flows provided from operating activities	651,878	976,305	186,200

Cash flows from financing activities:
Sales (reduced drawings) under accounts receivable securitization program (Note 3)	(200,000)	(150,000)	350,000
Issuance of notes in public offerings, net of issuance costs (Note 7)	465,313	394,328	572,389
Repayment of notes (Note 7)	(379,197)	(528,969)	—
Repayment of commercial paper and bank debt, net	(285,795)	(517,924)	(427,227)
Payment of other debt, net	(1,686)	(4,482)	(25,983)
Cash dividends	—	(26,546)	(27,387)
Other, net	(474)	24,225	10,834

Net cash flows (used for) provided from financing activities	(401,839)	(809,368)	452,626

Cash flows from investing activities:
Purchases of property, plant and equipment	(34,169)	(87,173)	(147,284)
Cash proceeds from sales of property, plant and equipment	16,379	3,423	28,719
Acquisitions of operations and investments, net (Notes 2 and 17)	(9,210)	(34,091)	(868,662)
Proceeds from sale of discontinued operations	—	—	226,390

Net cash flows used for investing activities	(27,000)	(117,841)	(760,837)

Effect of exchange rate changes on cash and cash equivalents	13,194	12,859	(7,468)
Net decrease in cash from discontinued operations	—	—	(25,073)

Cash and cash equivalents:
— (decrease) increase	236,233	61,955	(154,552)
— at beginning of year	159,234	97,279	268,244
— net change during Kent’s quarter ending June 30, 2000 (Note 2)	—	—	(16,413)

— at end of year	$395,467	$159,234	$97,279

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

      Cash and cash equivalents — The Company considers all highly liquid investments with an original maturity of three months or less to be cash equivalents. At June 27, 2003, cash and cash equivalents include $78,543,000 of cash restricted and held in an escrow account. This escrow balance consists of a portion of the proceeds from the Company’s issuance in February 2003 of $475,000,000 of 9 3/4% Notes due February 15, 2008, which will be used to repay the remaining principal on the 6.45% Notes due August 15, 2003 and the 8.20% Notes due October 17, 2003 at their respective maturity dates plus interest due through their maturities (see Note 7).

      Inventories — Inventories, comprised principally of finished goods, are stated at cost (first-in, first-out) or market, whichever is lower.

      Investments — Investments in joint ventures and entities in which the Company has an ownership interest greater than 50% and exercises control over the venture are consolidated in the accompanying consolidated financial statements. Minority interests in the years presented, which amounts are not material, are included in the caption “accrued expenses and other” in the accompanying consolidated balance sheets. The Company invests from time to time in ventures in which the Company’s ownership interest is less than 20% and over which the Company does not exercise significant influence. Such investments are accounted for under the cost method. The fair values for investments not traded on a quoted exchange are estimated based upon the performance of the ventures historically, the ventures’ forecasted financial performance and management’s evaluation of the ventures’ viability and business models. To the extent the book value of an investment exceeds its assessed fair value, the Company will record an appropriate impairment charge (see Note 17). Thus, the carrying value of the Company’s investments approximates fair value.

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

      Goodwill — Goodwill represents the excess of the purchase price over the fair value of net assets acquired. Except for an immaterial amount of goodwill applicable to purchases made before October 31, 1970, goodwill was amortized on a straight-line basis over 40 years through June 29, 2001. The Company has adopted the Financial Accounting Standards Board’s (“FASB”) Statement of Financial Accounting Standards No. 141 (“SFAS 141”), “Business Combinations,” which requires that all business combinations initiated after June 30, 2001 be accounted for under the purchase method and that certain identifiable intangible assets be recognized as assets apart from goodwill. The Company has no other material identifiable

AVNET, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — Continued

intangible assets besides goodwill. The Company also elected to early adopt the provisions of the FASB’s Statement of Financial Accounting Standards No. 142 (“SFAS 142”), “Goodwill and Other Intangible Assets,” effective June 30, 2001, the first day of the Company’s fiscal year 2002. SFAS 142 requires that ratable amortization of goodwill be replaced with periodic tests for goodwill impairment (see Note 6). The Company conducts its periodic test for goodwill impairment annually, on the first day of the fiscal fourth quarter.

      Foreign currency translation — The assets and liabilities of foreign operations are translated into U.S. dollars at the exchange rates in effect at the balance sheet date, with the related translation gains and losses reported as a separate component of shareholders’ equity and comprehensive income. Results of operations are translated using the average exchange rates prevailing throughout the period. Transactions denominated in currencies other than the functional currency of the Avnet business unit that is party to the transaction (primarily trade receivables and payables) are translated at exchange rates in effect at the balance sheet date or upon settlement of the transaction. Gains and losses from such translation are recorded to the consolidated statements of operations as a component of “other income, net.”

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

      No provision for U.S. income taxes has been made for approximately $290,740,000 of cumulative unremitted earnings of foreign subsidiaries at June 27, 2003 because those earnings are expected to be permanently reinvested outside the U.S.

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

      Revenue recognition — Revenue from product sales is recognized when persuasive evidence of an arrangement exists, delivery has occurred or services have been rendered, the sales price is fixed or determinable and collectibility is reasonably assured. Generally, these criteria are met upon shipment to customers. Most of the Company’s product sales come from product Avnet purchases from a supplier and holds in inventory. A portion of the Company’s sales are shipments of product directly from its suppliers to its customers. In such circumstances, Avnet negotiates the price with the customer, pays the supplier directly for the product shipped and bears credit risk of collecting payment from its customers. Furthermore, in such drop-shipment arrangements, Avnet bears responsibility for accepting returns of product from the customer even if Avnet, in turn, has a right to return the product to the original supplier if the product is defective. Under these terms, the Company serves as the principal with the customer, as defined under SEC Staff Accounting Bulletin No. 101 and Emerging Issues Task Force Issue No. 99-19 (“EITF 99-19”), Reporting Revenue Gross as a Principal versus Net as an Agent,” and therefore recognizes the sale and cost of sale of the product upon receiving notification from the supplier that the product has shipped.

      In addition, the Company has more limited contractual relationships with certain of its customers and suppliers whereby Avnet assumes an agency relationship in the transaction as defined by EITF 99-19. In such

AVNET, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — Continued

arrangements, the Company recognizes the fee associated with serving as an agent in sales with no associated cost of sales.

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

      Comprehensive income (loss) — Comprehensive income (loss) represents net income (loss) for the year adjusted for changes in shareholders’ equity from non-shareholder sources. Cumulative comprehensive income (loss) items consist of currency translation, valuation adjustments for marketable securities and the impact of the Company’s additional minimum pension liability, net of tax (see Note 4).

      Stock-based compensation — The Company accounts for its stock based compensation plans using the intrinsic value method initially prescribed by Accounting Principles Board Opinion No. 25 (“APB 25”), “Accounting for Stock Issued to Employees.” In applying APB 25, no expense is recognized upon grant of stock under the Company’s various stock option plans, except in the rare circumstances where the exercise price is less than the fair market value on the grant date, nor is expense recognized in connection with shares purchased by employees under the Employee Stock Purchase Plan (see Note 12).

      No expense was recognized for options granted under the various stock option plans as the options granted during the periods presented had exercise prices equal to the market value of the underlying stock on the date of the grants. Statement of Financial Accounting Standards No. 148, “Accounting for Stock-Based Compensation — Transition and Disclosure — An Amendment of FASB Statement No. 123,” requires certain disclosures of the pro forma impact on net income (loss) and earnings (loss) per share as if a fair value-based method of measuring stock-based compensation, as defined by Statement of Financial Accounting Standards No. 123, “Accounting for Stock-Based Compensation,” had been applied.

      Reported and pro forma net income (loss) and earnings (loss) per share are as follows:

	Years Ended

	June 27,	June 28,	June 29,
	2003	2002	2001

	(Thousands, except per share amounts)
Net income (loss), as reported	$(46,116)	$(664,931)	$15,402
Less: Fair value impact of employee stock compensation, net of tax	(8,953)	(10,459)	(8,452)

Pro forma net income (loss)	$(55,069)	$(675,390)	$6,950

Earnings (loss) per share:
Basic — as reported	$(0.39)	$(5.61)	$0.13

Basic — pro forma	$(0.46)	$(5.70)	$0.06

Diluted — as reported	$(0.39)	$(5.61)	$0.13

Diluted — pro forma	$(0.46)	$(5.70)	$0.06

AVNET, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — Continued

      The fair value of the stock options granted is estimated on the date of grant using the Black-Scholes option-pricing model. The weighted average assumptions used and the weighted average estimated fair values of an option granted are as follows:

	Years Ended

	June 27,	June 28,	June 29,
	2003	2002	2001

Expected life (years)	6.0	6.0	5.5
Risk-free interest rate	3.2%	4.3%	6.0%
Volatility	41.8%	40.7%	37.0%
Dividend yield	—	0.4%	1.1%
Weighted average fair value	$5.77	$8.34	$11.33

      Concentration of credit risk — Financial instruments that potentially subject the Company to a concentration of credit risk principally consist of cash and cash equivalents and trade accounts receivable. The Company invests its excess cash primarily in overnight Eurodollar time deposits and institutional money market funds with quality financial institutions. The Company sells electronic components and computer products primarily to original equipment and contract manufacturers, including the military and military contractors, throughout the world. To reduce credit risk, management performs ongoing credit evaluations of its customers’ financial condition and, in some instances, has obtained insurance coverage to reduce such risk. The Company maintains reserves for potential credit losses, but has not experienced any material losses related to individual customers or groups of customers in any particular industry or geographic area.

      Fair value of financial instruments — The carrying amounts of the Company’s financial instruments, including cash and cash equivalents, receivables and accounts payable approximate their fair values at June 27, 2003 due to the short-term nature of these instruments. See Note 7 for further discussion of the fair value of the Company’s fixed rate long-term debt instruments and see Investments in this Note 1 for further discussion of the fair value of the Company’s investments in unconsolidated entities.

      Accounts receivable securitization — The Company has an accounts receivable securitization program whereby the Company may sell receivables in securitization transactions and retain a subordinated interest and servicing rights to those receivables. The Company accounts for the program under the FASB’s Statement of Financial Accounting Standards No. 140 (“SFAS 140”), “Accounting for Transfers and Servicing of Financial Assets and Extinguishment of Liabilities.” The gain or loss on sales of receivables is determined at the date of transfer based upon the relative fair value of the assets sold and the interests retained. The Company estimates fair value based on the present value of future expected cash flows using management’s best estimates of the key assumptions, including collection period and discount rates (see Note 3).

      Derivative financial instruments — The Company accounts for derivative financial instruments in accordance with the FASB’s Statement of Financial Accounting Standards No. 133 (“SFAS 133”), “Accounting for Derivative Instruments and Hedging Activities,” as amended by Statement of Financial Accounting Standards No. 138, “Accounting for Certain Derivative Instruments and Hedging Activities.”

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

AVNET, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — Continued

fair value of foreign exchange contracts is classified in the captions “other current assets” or “accrued expenses and other,” as applicable, in the accompanying consolidated balance sheets.

      The Company has also entered into hedge transactions that convert certain fixed rate debt to variable rate debt, effectively hedging the change in fair value of the fixed rate debt resulting from fluctuations in interest rates. Those fair value hedges and the hedged debt are adjusted to current market values through interest expense in accordance with SFAS 133, as amended (see Note 7).

      The Company does not hedge its investment in its foreign operations nor its floating interest rate exposures. The Company does not enter into derivative financial instruments for trading or speculative purposes and monitors the financial stability and credit standing of its counter parties.

      Fiscal year — The Company operates on a “52/53 week” fiscal year, which ends on the Friday closest to June 30th (Saturday closest to June 30th commencing in 2004). Fiscal years 2003, 2002 and 2001 all contained 52 weeks. Unless otherwise noted, all references to the “year 2003” or any other “year” shall mean the Company’s fiscal year.

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

      Reclassifications — Certain reclassifications have been made to the prior years’ consolidated financial statements and notes thereto to conform to the current year presentation.

      New accounting standards — In November 2002, the Emerging Issues Task Force reached a consensus on EITF Issue No. 02-16 (“EITF 02-16”), “Accounting by a Customer (Including a Reseller) for Certain Consideration Received from a Vendor.” EITF 02-16 provides guidance as to the classification and timing of recognition of supplier rebates in the results of operations of the customer or reseller receiving the rebate. Substantially all of Avnet’s rebates are dependent on the resale of the product to Avnet’s customers and the rebates are typically not awarded until Avnet completes this sale. Avnet has historically accounted for these rebates as a reduction of cost of sales and, therefore, EITF 02-16 did not have a material impact on the Company.

      In January 2003, the FASB issued FASB Interpretation No. 46 (“FIN 46”), “Consolidation of Variable Interest Entities,” which requires the consolidation of variable interest entities (“VIEs”), as defined, based upon an assessment of a company’s investment interests in the VIE as it relates to the interests of other investors in the VIE. FIN 46 also includes certain disclosure requirements related to any VIEs. The consolidation requirements apply to any VIEs created after January 31, 2003 and, for any VIEs that existed prior to that date, the consolidation requirements are effective with Avnet’s first quarter of fiscal 2004 to the extent Avnet continues to hold an investment interest in any such VIEs as of the first day of that quarter. The adoption of FIN 46 is not expected to have a material impact on the Company’s consolidated financial statements.

      In April 2003, the FASB issued Statement of Financial Accounting Standards No. 149 (“SFAS 149”), “Amendment of Statement 133 on Derivative Instruments and Hedging Activities,” which amends and clarifies financial accounting and reporting for derivative instruments, including certain derivative instruments embedded in other contracts. SFAS 149 is effective for contracts entered into or modified after June 30, 2003 and for hedging relationships designated after June 30, 2003. The provisions of SFAS 149 are to be applied prospectively and therefore will have no impact on pre-existing hedging transactions.

      In May 2003, the FASB issued Statement of Financial Accounting Standards No. 150 (“SFAS 150”), “Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity.”

AVNET, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — Continued

SFAS 150 establishes standards for classification and measurement of certain financial instruments. SFAS 150 is effective for any financial instruments entered into or modified after May 31, 2003 and Avnet adopted SFAS 150, as required, for any previously existing financial instruments as of June 28, 2003. The adoption of SFAS 150 did not have a material effect on the Company’s consolidated financial statements.

2.     Acquisitions and dispositions:

      During the last three fiscal years, the Company has completed six acquisitions — two in North America, two in Europe, one in the Asia/ Pacific region and one in the Middle East. One of the acquisitions was completed in 2002 and five of the acquisitions were completed in 2001. All acquisitions, except for the acquisition of Kent discussed below and in Note 1, have been accounted for as purchases.

      During 2003, the Company acquired the remaining 40% interest in Max India Ltd. as well as the remaining interests in various Israeli subsidiaries of Avnet Components Israel Ltd. The Company also completed contingent purchase price payments associated with companies acquired in previous years including Sunrise Technology Ltd. and Avnet Italy. The acquisitions of these remaining minority interests and the contingent purchase price payments required a total investment of $9,210,000, all of which was paid in cash.

      In 2002, the Company completed the acquisition of Gamma Optronik AB, as well as certain contingent purchase price payments associated with businesses acquired in prior fiscal years (principally, Sunrise Technology Ltd., RDT Technologies Ltd., PCD Italia S.r.l. and Matica S.p.A. and Savoir Technology Group, Inc.), the acquisition of the remaining 20% interest in Kopp Electronics Limited and further investment in an unconsolidated business. These transactions required a total investment of $34,091,000 (net of $1,462,000 of cash on the books of Gamma Optronik AB at its acquisition date), all of which was paid in cash. Gamma Optronik AB had sales totaling approximately $7,534,000 during its fiscal year immediately preceding its acquisition. The historical results of operations of the acquired company would not have had a material effect on the Company’s consolidated results of operations and therefore no unaudited pro forma results are presented herein.

      The acquisitions completed during 2001 consisted principally of Kent, Sunrise Technology Ltd., RDT Technologies Ltd., certain European operations of the VEBA Electronics Group (consisting of EBV, WBC, Atlas Logistics and RKE Systems, collectively, the “VEBA Group”) and Savoir Technology Group, Inc. These acquisitions, excluding the Kent acquisition which was accounted for as a “pooling-of-interests,” required a total investment of $876,079,000 (net of $74,423,000 of cash on the books of the companies acquired), of which $789,599,000 was paid in cash (excluding $32,200,000 to pay off pre-existing debt), $111,065,000 was paid in Avnet stock and $714,000 was paid in Avnet stock options (net of related tax benefits of $454,000), less a receivable of $25,299,000 for income tax credits related to the acquisition of the VEBA Group. In addition, the Company paid $79,063,000 of Kent acquisition-related costs, consisting primarily of change-in-control and other executive benefit-related payments and professional fees for investment banking, legal and accounting services rendered to both Avnet and Kent. In the aggregate, the operations acquired during 2001, excluding Kent, had sales totaling approximately $2,887,000,000 during the fiscal year of each such operation immediately preceding its acquisition. The historical results of operations of the companies other than Kent that were acquired during 2001 would not have had a material effect on the Company’s results of operations and therefore no unaudited pro forma results are presented herein. The Company also sold certain small non-core operations during 2001, the impact of which was not material.

      During 2003, the Company and the seller of the VEBA Group resolved certain purchase price contingencies related to this acquisition. This resolution resulted in a refund to Avnet, totaling approximately $6,486,000, of a portion of the amount paid by Avnet at the closing of the acquisition. The refunded purchase price was recorded as a reduction of operating expenses in the 2003 consolidated statement of operations as the goodwill related to the VEBA Group had been written off as a result of the transition impairment test performed upon the adoption of SFAS 142 (see Note 6).

AVNET, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — Continued

      As discussed in Note 1, the accompanying consolidated financial statements and notes have been restated to reflect the acquisition of Kent, which was accounted for as a “pooling-of-interests.” Each share of Kent common stock was converted into 0.87 shares of Avnet common stock. A total of approximately 25.3 million Avnet common shares were issued for the outstanding stock of Kent and an additional 1.7 million shares were reserved for issuance upon the exercise of outstanding warrants and stock options assumed in the transaction.

      Kent’s results of operations for the period from July 1, 2000 to June 8, 2001 and for its fiscal year ended April 1, 2000 were combined with Avnet’s results of operations for the years ended June 29, 2001 and June 30, 2000, respectively. In addition, Kent’s balance sheet as of April 1, 2000 was combined with Avnet’s balance sheet as of June 30, 2000. Therefore, an adjustment was made to retained earnings to include $8,819,000 of net income for Kent for the three months ended June 30, 2000 as these earnings were not included in any of the statements of operations otherwise presented. For the same three months, Kent’s sales of $223,313,000 and Kent’s cash flows (used for) provided from operating, financing and investing activities of ($26,644,000), $1,443,000 and $8,788,000, respectively, have been excluded from the consolidated statements of operations and cash flows, respectively. The restated financial information includes certain reclassifications to conform Kent’s financial statement presentation to that of Avnet. Intercompany transactions between the combined companies were not material.

      The following table is a reconciliation of the results of operations of the previously separate Avnet and Kent companies to reported combined results of operations for the most recent interim period preceding the acquisition:

	Avnet Before	Kent Before	Avnet as
	Pooling	Pooling	Restated

		(Thousands)
Nine months ended March 30, 2001
Sales	$9,557,204	$719,051	$10,276,255
Income from continuing operations	205,596	25,536	231,132
Net income	205,596	45,952	251,548

Disposition of discontinued operations:

      On October 10, 2000, Kent sold K*TEC Electronics Corporation (“K*TEC”), its contract manufacturing operation, for $237,200,000, consisting of $175,000,000 in cash, a $50,000,000 senior secured note which was redeemed on January 26, 2001 and a $12,200,000 unsecured note which was settled during 2002. A gain on the sale of K*TEC of approximately $21,500,000 pre-tax, $12,889,000 after-tax, or $0.11 per diluted share, was recorded in 2001. The net assets and operations of K*TEC are reflected as discontinued operations in the accompanying consolidated financial statements for 2001. Corporate and shared general and administrative costs of the Company were not allocated to discontinued operations. The net assets and results of operations of K*TEC were not material in 2001 and therefore the condensed financial information of the discontinued operations has not been presented herein.

3.     Accounts receivable securitization:

      The Company has an accounts receivable securitization program (the “Program”) with two financial institutions that allows the Company to sell, on a revolving basis, an undivided interest of up to $350,000,000 in eligible U.S. receivables while retaining a subordinated interest in a portion of the receivables. The eligible receivables are sold without legal recourse to third party conduits through a wholly owned bankruptcy-remote special purpose entity that is consolidated for financial reporting purposes. The Company continues servicing the sold receivables and charges the third party conduits a monthly servicing fee at market rates; accordingly, no servicing asset or liability has been recorded. Cash received from the Program has been used primarily to pay down outstanding external financing.

AVNET, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — Continued

      The Program qualifies for sale treatment under SFAS 140. As of June 27, 2003, the Company had no drawings outstanding under the Program and therefore there are no securitized accounts receivable held by the third party conduits. As of June 28, 2002, the outstanding balance of securitized accounts receivable held by the third party conduits, net of applicable allowances, totaled $324,570,000, of which the Company’s subordinated retained interest was $124,570,000. Accordingly, $200,000,000 of accounts receivable balances were removed from the consolidated balance sheet at June 28, 2002, with those funds used to reduce outstanding debt. Cash outflows for reduced drawings under the Program in the consolidated statements of cash flows for 2003 and 2002 reflect the impact of a lower amount of accounts receivable being sold, on a revolving basis, into the third party conduits.

      Expenses associated with the Program are as follows:

	Years Ended

	June 27,	June 28,	June 29,
	2003	2002	2001

	(Thousands)
Losses on sales of receivables and discount on retained interest, net of servicing revenues	$1,244	$8,511	$—
Program, facility and professional fees	1,864	1,619	200
Loss on sale of receivables at inception	—	—	3,696

Total	$3,108	$10,130	$3,896

      Losses on sales of receivables and discount on retained interest, net of related servicing revenues, are recorded in interest expense while the other costs associated with the Program are recorded in selling, general and administrative expenses in the accompanying consolidated statements of operations. To the extent there have been drawings under the Program, the Company has historically measured the fair value of its retained interests at the time of a securitization using a present value model incorporating two key assumptions: (1) a weighted average life of trade accounts receivable of 45 days and (2) a discount rate of 6.75% per annum.

      The Program agreement requires the Company to maintain minimum senior unsecured credit ratings in order to continue utilizing the Program in its current form. In December 2002, the Company amended the Program agreement to lower the minimum ratings triggers to Ba2 by Moody’s Investor Services (“Moody’s”) or BB by Standard & Poors (“S&P”). Subsequent to 2003, the Company amended the Program agreement to lower the minimum ratings triggers to Ba3 by Moody’s or BB- by S&P. This most recent amendment effectively extended the term of the Program to August 2005.

4.     Comprehensive income (loss):

      The following table illustrates the cumulative balances of comprehensive income (loss) items at June 27, 2003, June 28, 2002 and June 29, 2001:

	June 27,	June 28,	June 29,
	2003	2002	2001

	(Thousands)
Cumulative translation adjustments	$143,208	$44,862	$(56,297)
Cumulative minimum pension liability adjustments, net	(40,001)	(17,050)	—

Total	$103,207	$27,812	$(56,297)

AVNET, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — Continued

5.     Property, plant and equipment, net:

      Property, plant and equipment are recorded at cost and consist of the following:

	June 27,	June 28,
	2003	2002

	(Thousands)
Land	$5,648	$9,425
Buildings	78,689	92,032
Machinery, fixtures and equipment	542,030	605,917
Leasehold improvements	34,299	35,461

	660,666	742,835
Less — accumulated depreciation and amortization	410,254	392,911

	$250,412	$349,924

      Depreciation and amortization expense related to property, plant and equipment was $80,338,000, $93,121,000 and $74,342,000 in 2003, 2002 and 2001, respectively.

AVNET, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — Continued

6.     Goodwill and impairment:

      The amortization of goodwill was suspended effective on June 30, 2001, the date the Company early adopted the provisions of SFAS 142. The following table presents the pro forma financial results for 2001 on a basis consistent with the new accounting principle:

	Years Ended

	June 27,	June 28,	June 29,
	2003	2002	2001

	(Thousands, except per share data)
Income (loss) from continuing operations	$(46,116)	$(84,436)	$97
Add back goodwill amortization	—	—	33,117

Income (loss) from continuing operations, as adjusted	(46,116)	(84,436)	33,214
Income from discontinued operations, net	—	—	15,305

Income (loss) before cumulative effect of change in accounting principle, as adjusted	(46,116)	(84,436)	48,519
Cumulative effect of change in accounting principle	—	(580,495)	—

Net income (loss), as adjusted	$(46,116)	$(664,931)	$48,519

Basic earnings (loss) per share:
Earnings (loss) from continuing operations, as adjusted	$(0.39)	$(0.71)	$0.28
Earnings from discontinued operations, net	—	—	0.13

Earnings (loss) before cumulative effect of change in accounting principle, as adjusted	(0.39)	(0.71)	0.41
Cumulative effect of change in accounting principle	—	(4.90)	—

Net earnings (loss), as adjusted	$(0.39)	$(5.61)	$0.41

Diluted earnings (loss) per share:
Earnings (loss) from continuing operations, as adjusted	$(0.39)	$(0.71)	$0.28
Earnings from discontinued operations, net	—	—	0.13

Earnings (loss) before cumulative effect of change in accounting principle, as adjusted	(0.39)	(0.71)	0.41
Cumulative effect of change in accounting principle	—	(4.90)	—

Net earnings (loss), as adjusted	$(0.39)	$(5.61)	$0.41

      Prior to the adoption of SFAS 142, the Company evaluated the carrying value of its goodwill for impairment using a future undiscounted cash flow model. Under the transitional provisions of SFAS 142, the Company identified and evaluated its reporting units for impairment of goodwill as of June 30, 2001 using a two-step process. The Company engaged an outside valuation consultant to assist in this process. The first step was to ascertain whether there was an indication that any of the Company’s goodwill was impaired. This was accomplished by identifying the Company’s reporting units pursuant to the guidelines set out in SFAS 142 and then determining the carrying value of each of those reporting units by assigning the Company’s assets and liabilities, including existing goodwill, to each of those reporting units as of June 30, 2001. For the purpose of this process, the reporting unit structure was defined as each of the three regional businesses (Americas, EMEA and Asia) within each of the Company’s three operating groups. The fair value of each reporting unit was determined by using a combination of present value and multiple of earnings valuation techniques. Such fair value was then compared to the carrying value of each reporting unit. As a result of completing the first

AVNET, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — Continued

step of this process, it was determined that there was an impairment of goodwill related to the Company’s EM and CM operations in both EMEA and Asia. The Company identified no impairment of goodwill in the Americas region. In the second step of the process, the implied fair value of the affected reporting unit’s goodwill was compared to its carrying value. This was done in order to determine the amount of impairment; that is, the amount by which the carrying amount exceeded the fair value. As a result, the Company recorded an impairment charge of $580,495,000, which was recorded as a cumulative effect of a change in accounting principle in 2002.

      The magnitude of the transition impairment charge was significantly impacted by the timing of the effective date of when the fair value analysis was performed and the designation of the reporting unit structure. Since the Company adopted SFAS 142 on June 30, 2001, the fair value analysis was required to be completed as of that date. Due to the difficult business and economic conditions at that date, which severely impacted the market sectors in which the Company operates, and the uncertainty as to when such conditions would materially improve, the fair value of the Company’s businesses was significantly less than it might have been at other times. In other words, in a cyclical business, the timing of a valuation such as this may be an important factor in the outcome of the valuation exercise. The reporting units with the most significant impairment of goodwill are in Europe where the Company has not yet generated an acceptable level of profits and cash flows. In addition, the defined reporting unit structure has resulted in an impairment of goodwill which includes goodwill related to certain recent acquisitions that otherwise might not have been impaired.

      The Company’s annual impairment tests in 2003 and 2002 have yielded no additional impairments to the carrying value of the Company’s goodwill.

      The following table presents the carrying amount of goodwill, by reportable segment, for the periods presented:

	Electronics	Computer	Applied
	Marketing	Marketing	Computing	Total

	(Thousands)
Carrying value at June 28, 2002	$591,398	$253,199	$—	$844,597
Additions	9,540	—	—	9,540
Other	298	2,675	—	2,973

Carrying value at June 27, 2003	$601,236	$255,874	$—	$857,110

      Additions during 2003 related primarily to acquisitions of minority interests and contingent purchase price payments for prior year acquisitions (see Note 2). The “Other” caption primarily represents the impact of changes in foreign currency exchange rates on goodwill denominated in currencies other than the U.S. dollar.

AVNET, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — Continued

7.     External financing:

      Short-term debt consists of the following:

	June 27,	June 28,
	2003	2002

	(Thousands)
Bank credit facilities	$11,834	$54,158
4.5% Convertible Notes due September 1, 2004	3,031	3,031
6.45% Notes due August 15, 2003	40,859	—
8.20% Notes due October 17, 2003	29,944	—
6 7/8% Notes due March 15, 2004	100,000	—
Other debt due within one year	1,988	2,120

Short-term debt	$187,656	$59,309

      The bank credit facilities indicated above consist of various committed and uncommitted lines of credit with financial institutions utilized primarily to support the working capital requirements of foreign operations. The weighted average interest rates on the bank credit facilities at June 27, 2003 and June 28, 2002 were 4.7% and 3.4%, respectively.

      As of its acquisition of Kent on June 8, 2001, Avnet assumed Kent’s 4.5% Convertible Notes due 2004 (the “Notes”). During 2002, virtually all holders of the Notes exercised their “put” options by selling the Notes back to the Company. As of June 27, 2003, $3,031,000 in Notes remain outstanding. The Company has the right to redeem all remaining Notes outstanding upon 30-day prior notice.

      Long-term debt consists of the following:

	June 27,	June 28,
	2003	2002

	(Thousands)
6.45% Notes due August 15, 2003	$—	$200,000
8.20% Notes due October 17, 2003	—	250,000
6 7/8% Notes due March 15, 2004	—	100,000
7 7/8% Notes due February 15, 2005	360,000	360,000
8.00% Notes due November 15, 2006	400,000	400,000
9 3/4% Notes due February 15, 2008	475,000	—
Bank credit facilities	—	178,410
Commercial paper	—	63,964
Other long-term debt	7,237	6,419

Subtotal	1,242,237	1,558,793
Fair value adjustment for hedged 8.00% Notes	36,162	7,043

Long-term debt	$1,278,399	$1,565,836

      On February 6, 2003, the Company issued $475,000,000 of 9 3/4% Notes due February 15, 2008 (the “9 3/4% Notes”). The net proceeds from this debt issuance were approximately $465,313,000, net of underwriting fees. During 2003, the Company redeemed $159,141,000 of its 6.45% Notes due August 15, 2003 and $220,056,000 of its 8.20% Notes due October 17, 2003. Proceeds from the 9 3/4% Notes were used to fund the tender and early redemption of the 6.45% and 8.20% Notes with the excess proceeds held in an escrow account which will be used to repay the remaining principal on the 6.45% and 8.20% Notes at their respective

AVNET, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — Continued

maturity dates plus interest due through their maturities (see Note 1). The Company incurred debt extinguishment costs of $13,487,000 pre-tax, $8,152,000 after tax and $0.07 per share on a diluted basis during 2003 related primarily to premiums and other transaction costs associated with the tender and early redemption of a portion of the 6.45% and 8.20% Notes.

      During 2003, the Company amended its syndicated bank credit facilities. Prior to the 2003 amendments, the bank credit facilities included a multi-year credit facility with a syndicate of banks that provided up to $428,750,000 in financing and a 364-day credit facility providing up to $488,750,000 in financing (the original syndicated bank credit facility also included a $82,500,000 term loan facility that matured in November 2001). The multi-year credit facility was a three-year revolving, multi-currency facility that was to mature on October 25, 2004. The Company was able to select from various interest rate options and maturities under this facility.

      The amended terms of the multi-year credit facility reduced the available borrowings under the facility to $350,000,000. Additionally, the 364-day credit facility was terminated as part of the 2003 amendments. These amendments also modified certain covenants to the agreement. The Company was in compliance with all of the covenants at June 27, 2003.

      The amended agreement also contained a “springing lien” provision whereby borrowings under the amended multi-year credit facility would become secured by various assets of the Company if (a) Avnet received a debt rating of Ba1 or lower by Moody’s or BB+ or lower by S&P or (b) if Avnet terminated its current accounts receivable securitization program (see Note 3) without simultaneously entering into another securitization with similar terms.

      There were no outstanding balances under the amended bank credit facilities at June 27, 2003. Outstanding balances under the bank credit facilities at June 28, 2002, which totaled $178,410,000, consisted primarily of foreign currency borrowings under the multi-year credit facility described above with a weighted average interest rate of 4.4%. The weighted average interest rate on the commercial paper program was 3.7% at June 28, 2002. The Company classified borrowings under its commercial paper program as long-term based on its intention and ability to refinance such borrowings under its multi-year borrowing facility.

      See Note 19 for further discussion of the multi-year credit facility.

      In November 2001, the Company entered into two interest rate swaps (the “Swaps”) with a total notional amount of $400,000,000 in order to hedge the change in fair value of the 8.00% Notes due November 2006 (the “8% Notes”) related to fluctuations in interest rates. These contracts are classified as fair value hedges and mature in November 2006. The Swaps modify the Company’s interest rate exposure by effectively converting the fixed rate on the 8% Notes to a floating rate based on three-month U.S. LIBOR plus a spread through their maturities (4.2% at June 27, 2003). The hedged fixed rate debt and the Swaps are adjusted to current market values through interest expense in the accompanying consolidated statements of operations. The Company accounts for the hedges using the shortcut method as defined under SFAS 133, as amended. Due to the effectiveness of the hedges since inception, the market value adjustments for the hedged debt and the Swaps directly offset one another. The fair value of the Swaps at June 27, 2003 and June 28, 2002 was $36,162,000 and $7,043,000, respectively, and is included in other long-term assets in the accompanying consolidated balance sheets. Additionally, included in long-term debt is a comparable fair value adjustment increasing the total liability by these same amounts.

      Subsequent to 2003, the Company entered into three interest rate swaps with a total notional amount of $300,000,000 in order to hedge the change in fair value of the 9 3/4% Notes related to fluctuations in interest rates. These contracts will be classified as fair value hedges and mature in February 2008. These interest rate swaps will modify the Company’s interest rate exposure by effectively converting the fixed rate on the 9 3/4% Notes to a floating rate based on three-month U.S. LIBOR plus an average spread of 619 basis points (6.19%) through their maturities. Similar to the Swaps discussed above, the hedge contracts were structured to be

AVNET, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — Continued

perfectly effective and therefore the Company will account for them using the shortcut method as defined by SFAS 133, as amended.

      The Company had borrowing capacity of approximately $657,158,000 ($307,158,000 giving effect to the subsequent termination of the multi-year facility discussed in Note 19) at June 27, 2003 under its bank financing and credit facilities and the asset securitization program (see Note 3). This borrowing capacity includes $42,842,000 in letters of credit issued at June 27, 2003, all of which are issued under the multi-year facility. Although these issued letters of credit are not actually drawn upon at June 27, 2003, they utilize borrowing capacity under the Company’s credit facility and are considered in the overall borrowing capacity noted above.

      Aggregate debt maturities for 2004 through 2008 and thereafter are as follows (in thousands):

2004	$187,656
2005	360,166
2006	437
2007	400,186
2008	475,893
Thereafter	5,555

Total debt	$1,429,893

      At June 27, 2003, the fair value, generally based on quoted market prices, of the 4.5% Convertible Notes due 2004, the 6.45% Notes due August 15, 2003, the 8.20% Notes due October 17, 2003, the 6 7/8% Notes due March 15, 2004, the 7 7/8% Notes due February 15, 2005 and the 9 3/4% Notes due February 15, 2008 are $3,131,000, $40,859,000, $30,019,000, $101,000,000, $369,000,000 and $534,375,000, respectively.

8.	Accrued expenses and other:

      Accrued expenses and other consist of the following:

	June 27,	June 28,
	2003	2002

	(Thousands)
Payroll, commissions and related	$126,126	$117,221
Insurance	11,373	14,654
Income taxes	31,640	14,983
Other	147,216	179,435

	$316,355	$326,293

AVNET, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — Continued

9.	Income taxes:

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

	Years Ended

	June 27,	June 28,	June 29,
	2003	2002	2001

	(Thousands)
Current:
Federal	$(60,425)	$(77,608)	$93,646
State and local	(7,855)	(10,396)	15,271
Foreign	13,385	40,799	57,897

Total current taxes	(54,895)	(47,205)	166,814

Deferred:
Federal	18,607	25,595	(31,491)
State and local	2,419	6,193	(6,047)
Foreign	580	(20,960)	(42,121)

Total deferred taxes	21,606	10,828	(79,659)

Provision for (benefit from) income taxes	$(33,289)	$(36,377)	$87,155

      A reconciliation between the federal statutory tax rate and the effective tax rate is as follows:

	Years Ended

	June 27,	June 28,	June 29,
	2003	2002	2001

Federal statutory rate	(35.0)%	(35.0)%	35.0%
State and local income taxes, net of federal benefit	(4.5)	(2.8)	8.9
Amortization and disposition of goodwill	—	—	11.4
Non-deductible costs related to the acquisition of Kent (Note 17)	—	—	36.8
Impairment of investments in unconsolidated entities (Note 17)	0.7	10.2	—
Foreign tax rates, including impact of valuation allowances	(4.1)	(3.3)	7.9
Other, net	1.0	0.8	(0.1)

Effective tax rate	(41.9)%	(30.1)%	99.9%

      Foreign tax rates generally consist of the impact of the difference between foreign and federal statutory rates applied to foreign income (losses) and also include the impact of valuation allowances placed against the Company’s otherwise realizable foreign loss carry-forwards. The additional valuation allowance recorded during 2003 is substantially offset by a tax benefit related to certain foreign losses that are deductible in the United States. The Company determines its valuation allowance through an evaluation of relevant factors used to assess the likelihood of recoverability of the Company’s deferred tax assets.

AVNET, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — Continued

      The significant components of deferred tax assets and liabilities, included primarily in other long-term assets on the consolidated balance sheets, are as follows:

	June 27,	June 28,
	2003	2002

	(Thousands)
Deferred tax assets:
Inventory valuation	$25,370	$25,900
Accounts receivable valuation	18,963	28,299
Foreign tax loss carry-forwards	218,217	188,808
Various accrued liabilities and other	78,682	80,346

	341,232	323,353
Less — valuation allowance	(148,382)	(120,671)

	192,850	202,682
Deferred tax liabilities:
Depreciation and amortization of property, plant and equipment	9,051	12,474

Net deferred tax assets	$183,799	$190,208

      As of June 27, 2003, the Company has foreign net operating loss carryforwards of approximately $735,020,000, approximately $168,318,000 of which have expiration dates ranging from 2004 to 2016 and the remaining $566,702,000 of which have no expiration date.

10.	Pension and profit sharing plans:

      The Company’s noncontributory defined benefit pension plan (the “Plan”) and its 401(k) plan cover substantially all domestic employees. Kent also had a 401(k) plan covering all of its eligible employees which, in September 2001, was merged into the Avnet 401(k) plan. The expense relating to the 401(k) plans for 2003, 2002 and 2001 amounted to $17,900, $23,000 and $4,281,000, respectively. During 2003 and 2002, the Company did not make any material matching contributions. The noncontributory pension plan provides defined benefits pursuant to a cash balance feature whereby a participant accumulates a benefit based upon a percentage of current salary, which varies with age, and interest credits. At June 27, 2003, the market value of the pension plan assets was $132,764,000. These assets were comprised of common stocks (56%), corporate debt obligations (25%), U.S. Government securities (14%) and money market funds (5%). The pension plan assets do not include any material investments in Avnet common stock.

AVNET, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — Continued

      The following tables outline changes in benefit obligations, plan assets and the funded status of the Plan as of the end of 2003 and 2002:

	June 27,	June 28,
	2003	2002

	(Thousands)
Changes in benefit obligations:
Benefit obligations at beginning of year	$175,902	$167,737
Service cost	12,021	11,647
Interest cost	12,151	12,043
Actuarial (gain) loss	30,967	(212)
Benefits paid	(15,697)	(15,313)

Benefit obligations at end of year	$215,344	$175,902

Change in plan assets:
Fair value of plan assets at beginning of year	$141,130	$171,187
Actual return on plan assets	4,872	(14,744)
Benefits paid	(15,697)	(15,313)
Contributions	2,459	—

Fair value of plan assets at end of year	$132,764	$141,130

Information on funded status of plan and the amount recognized:
Funded status of the plan	$(82,580)	$(34,772)
Unrecognized net actuarial loss	72,153	29,535
Unamortized prior service credit	(1,008)	(1,330)

Accrued pension cost recognized in the consolidated balance sheets	$(11,435)	$(6,567)

Pre-tax additional minimum pension liability recognized in the consolidated balance sheets	$(71,145)	$(28,205)

      Weighted average assumptions used to calculate actuarial present values of benefit obligations are as follows:

	2003	2002

Discount rate	6.25%	7.25%
Expected return on plan assets	9.50	9.50

      Under the cash balance plan, service costs are based solely on current year salary levels; therefore, projected salary increases are not taken into account.

AVNET, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — Continued

      Components of net periodic pension costs during the last three years are as follows:

	Years Ended

	June 27,	June 28,	June 29,
	2003	2002	2001

	(Thousands)
Service cost	$12,021	$11,647	$10,441
Interest cost	12,151	12,043	11,731
Expected return on plan assets	(16,524)	(17,043)	(16,198)
Amortization of transition asset	—	—	(1,980)
Recognized net actuarial (gain) loss	—	—	(295)
Amortization of prior service credit	(321)	(321)	(321)

Net periodic pension cost	$7,327	$6,326	$3,378

      Not included in the above tabulations are pension plans of certain non-U.S. subsidiaries, which are not material.

11. Long-term leases:

      The Company leases many of its operating facilities and is also committed under lease agreements for transportation and operating equipment. Rent expense charged to operations during the last three years is as follows:

	Years Ended

	June 27,	June 28,	June 29,
	2003	2002	2001

	(Thousands)
Buildings	$42,775	$43,506	$39,319
Equipment	5,589	5,864	6,636

	$48,364	$49,370	$45,955

      The aggregate future minimum operating lease commitments, principally for buildings, in 2003 through 2008 and thereafter (through 2019), are as follows (in thousands):

2004	$51,826
2005	40,856
2006	28,619
2007	20,824
2008	14,563
Thereafter	29,322

Total	$186,010

AVNET, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — Continued

12.     Stock-based compensation plans:

Stock option plans:

      The Company has four stock option plans with shares still available for grant:

	Plan

	1995	1996	1997	1999

Minimum exercise price as a percentage of fair Market value at date of grant	85%	100%	85%	85%
Plan termination date	August 31, 2005	December 31, 2006	November 19, 2007	November 21, 2009
Shares available for grant at June 27, 2003	78,850	194,250	24,750	765,475

      As applicable, the excess of the fair market value at the date of grant over the exercise price is considered deferred compensation, which is amortized and charged against income as it is earned. The maximum term of options granted under any of the plans is 10 years from the date of grant.

      The following is a summary of the changes in outstanding options for the three years ended June 27, 2003:

	2003		2002		2001

		Weighted		Weighted		Weighted
		Average		Average		Average
		Exercise		Exercise		Exercise
	Shares	Price	Shares	Price	Shares	Price

Outstanding at beginning of year	9,555,698	$23.13	10,125,378	$23.20	9,140,373	$20.55
Granted	1,798,700	12.84	1,739,675	18.72	2,285,404	29.89
Exercised	(58,524)	9.76	(1,478,805)	17.56	(996,849)	14.87
Canceled or expired	(681,152)	24.81	(830,550)	24.78	(303,550)	22.07

Outstanding at end of year	10,614,722	21.37	9,555,698	23.13	10,125,378	23.20

Exercisable at end of year	6,810,029	23.35	5,784,988	24.03	6,027,938	22.92

      The options granted in 2001 shown above include 464,516 options granted to former employees of Savoir as substitutes for their Savoir options outstanding on the date of the acquisition (see Note 2). These options are subject to the terms of the Savoir plans assumed by Avnet as part of the acquisition. Of these options, 322,998 had not yet been exercised at June 27, 2003.

AVNET, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — Continued

      The following information relates to options outstanding at June 27, 2003:

	Options Outstanding			Options Exercisable

			Weighted
		Weighted	Average		Weighted
	Number of	Average	Remaining		Average
	Options	Exercise	Contractual	Number of	Exercise
Range of Exercise Prices	Outstanding	Price	Life	Options	Price

Under $15	1,997,017	$12.84	101 Months	236,029	$12.97
$15.00 – 20.00	3,250,051	17.72	70 Months	2,297,947	17.81
20.00 – 25.00	2,693,049	22.81	47 Months	2,361,748	22.75
25.00 – 30.00	1,484,598	27.95	87 Months	747,044	28.04
30.00 – 35.00	973,951	31.59	42 Months	956,218	31.58
35.00 – 60.00	216,056	45.86	51 Months	211,043	46.05

	10,614,722			6,810,029

Employee stock purchase plan:

      In October 1995, the Company implemented the Avnet Employee Stock Purchase Plan (“ESPP”). Under the terms of the ESPP, eligible employees of the Company are offered options to purchase shares of Avnet common stock at a price equal to 85% of the fair market value on the first or last day, whichever is lower, of each monthly offering period. A total of 3,000,000 shares of Avnet common stock have been reserved for sale under the ESPP, including an additional 1,000,000 shares reserved for the ESPP in September 2001. At June 27, 2003, employees had purchased 2,775,688 shares and 224,312 shares were still available for purchase under the ESPP.

Incentive stock:

      The Company has an Incentive Stock Program wherein a total of 176,874 shares were still available for award at June 27, 2003 based upon operating achievements. Delivery of incentive shares is spread equally over a four-year period and is subject to the employee’s continuance in the Company’s employ. As of June 27, 2003, 67,336 shares previously awarded have not yet been delivered. The program will terminate on December 31, 2004.

Outside Director Stock Bonus Plan:

      The Company has an equity compensation plan whereby non-employee directors are awarded shares equal to $20,000 of Avnet common stock upon their re-election each year, as part of their director compensation package. Shares are issued in January of each year and the number of shares is calculated by dividing $20,000 by the average of the high and low price of Avnet common stock on the first business day of January. As of June 27, 2003, 33,917 shares are reserved for issuance under this plan.

Other stock-based compensation information:

      At June 27, 2003, there were 12,180,486 common shares reserved for stock options (including the ESPP) and incentive stock programs (including the director plan).

13.     Contingent liabilities:

      From time to time, the Company may become liable with respect to pending and threatened litigation, taxes and environmental and other matters. The Company has been designated a potentially responsible party or has become aware of other potential claims against it in connection with environmental clean-ups at several

AVNET, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — Continued

sites. Based upon the information known to date, the Company believes that it has appropriately reserved for its share of the costs of the clean-ups and it is not anticipated that any contingent matters will have a material adverse impact on the Company’s financial condition, liquidity or results of operations.

      In connection with the Company’s January 2000 acquisition of 84% of the stock of Eurotronics B.V., which went to market as SEI, the Company entered into a share purchase agreement with the sellers that called for an additional payment of cash or common stock of the Company if the Company’s share price does not reach $45.25 per share by January 2004. This guarantee would result in an additional payment to the sellers of approximately $76,976,000 based upon the Company’s stock price as of June 27, 2003.

14.     Earnings (loss) per share:

      Basic earnings (loss) per share is computed based on the weighted average number of common shares outstanding and excludes any potential dilution. Diluted earnings (loss) per share reflect potential dilution from the exercise or conversion of securities into common stock.

	Years Ended

	June 27,	June 28,	June 29,
	2003	2002	2001

	(Thousands, except per share data)
Numerator:
Income (loss) from continuing operations	$(46,116)	$(84,436)	$97
Income from discontinued operations, net	—	—	15,305

Income (loss) before cumulative effect of change in accounting principle	(46,116)	(84,436)	15,402
Cumulative effect of change in accounting principle	—	(580,495)	—

Net income (loss)	$(46,116)	$(664,931)	$15,402

Denominator:
Weighted average common shares for basic earnings (loss) per share	119,456	118,561	117,263
Net effect of dilutive stock options and restricted stock awards	—	—	1,552

Weighted average common shares for diluted earnings (loss) per share	119,456	118,561	118,815

Basic earnings (loss) per share:
Income (loss) from continuing operations	$(0.39)	$(0.71)	$—
Discontinued operations, net	—	—	0.13
Cumulative effect of change in accounting principle	—	(4.90)	—

Net earnings (loss) per basic share	$(0.39)	$(5.61)	$0.13

Diluted earnings (loss) per share:
Income (loss) from continuing operations	$(0.39)	$(0.71)	$—
Discontinued operations, net	—	—	0.13
Cumulative effect of change in accounting principle	—	(4.90)	—

Net earnings (loss) per diluted share	$(0.39)	$(5.61)	$0.13

AVNET, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — Continued

      The 4.5% convertible notes are excluded from the computation of earnings (loss) per share in all years presented, as the effects were antidilutive. The effects of certain stock options and restricted stock awards are also excluded from the determination of the weighted average common shares for diluted earnings (loss) per share in each of the periods presented as the effects were antidilutive. Accordingly, in 2003, 2002 and 2001, the effects of approximately 10,682,000, 9,705,000 and 4,164,000 shares, respectively, related to stock options and restricted stock awards, are excluded from the computation above of which approximately 10,467,000, 3,891,000 and 4,164,000, respectively, related to options for which the exercise prices were greater than the average market price of the Company’s common stock (see Note 12 for options outstanding and weighted average exercise prices).

15.     Additional cash flow information:

      Other non-cash and reconciling items consist of the following:

	Years Ended

	June 27,	June 28,	June 29,
	2003	2002	2001

	(Thousands, except per share data)
Non-cash portion of restructuring and other charges (Note 17)	$55,344	$77,961	$184,024
Provisions for doubtful accounts	46,664	32,276	28,606
Kent deal costs (Note 17)	—	—	81,026
Other, net	3,120	11,003	2,794

Total	$105,128	$121,240	$296,450

      In 2003, the Company recognized through other comprehensive income (loss) an additional minimum pension liability of $42,939,000 net of the related deferred tax benefit of $19,988,000. In 2002, the Company recognized through other comprehensive income (loss) an additional minimum pension liability of $28,205,000 net of the related deferred tax benefit of $11,155,000. These are non-cash reconciling items. See Note 10 for discussion of the Company’s pension plan.

      The net cash disbursed in all years in connection with acquisitions (see Note 2), as well as the net cash collected in those years from dispositions (with the exception of the disposal of K*TEC, which is classified as discontinued operations), are reflected as cash flows from “acquisitions of operations and investments, net.” See Note 2 for further discussion of cash paid for acquisitions.

      Interest and income taxes paid (refunded) during the last three years were as follows:

	Years Ended

	June 27,	June 28,	June 29,
	2003	2002	2001

	(Thousands)
Interest	$95,306	$126,945	$183,236
Income taxes	(195,994)	40,109	201,578

16.     Segment information:

      At June 27, 2003, the Company consisted of three major operating units: Electronics Marketing (“EM”), Computer Marketing (“CM”) and Applied Computing (“AC”). This segment organization was primarily based upon the nature of the products and services offered and the customer base served by each of these operating units. EM is engaged in the global marketing, assembly and/or distribution of electronic and electromechanical components and certain computer products, principally for industrial and some commercial and military use. EM also offers various value-added services including supply-chain management, engineer-

AVNET, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — Continued

ing design, inventory replenishment systems, kitting, connector and cable assembly and semiconductor programming. CM is a global distributor/ reseller of enterprise networking and computer equipment to value-added resellers and end users focusing primarily on middle- to high-end, value-added computer products and services. CM also offers a variety of networking solutions to its customer base. AC primarily serves personal computer original equipment manufacturers and system integrators on a worldwide basis by providing computer component technologies. AC also serves the needs of other original equipment manufacturers that require embedded systems and technical services such as product prototyping, configurations and other value-added services.

      Subsequent to 2003, Avnet announced plans to combine CM and AC into one computer products and services business. The combination is part of Avnet’s continued efforts to strengthen its market leadership position, streamline the business and further leverage cost synergies resulting from this combination. In light of the similarities of the logistics operations and related functions of CM and AC, the rationalization of certain of the units’ operating facilities, equipment and processes is expected to yield significant cost savings while also stimulating new market opportunities for the combined group by selling from a broader, shared line card of products and services to the customers that will be jointly served by the one, larger business unit. See Note 17 for further discussion of the restructuring associated with the combination of CM and AC.

      Through the end of 2003, EM, CM and AC remained the overall segments upon which management primarily evaluated the operations of the Company and upon which it based its operating decisions. Therefore, the segment data below reflects the three segments prior to the subsequent combination of CM and AC.

	Years Ended

	June 27,	June 28,	June 29,
	2003	2002	2001

	(Millions)
Sales:
Electronics Marketing	$4,988.4	$4,841.9	$8,286.6
Computer Marketing	2,429.4	2,399.2	2,855.6
Applied Computing	1,630.6	1,679.1	1,671.8

	$9,048.4	$8,920.2	$12,814.0

Operating income (loss):
Electronics Marketing	$101.9	$22.7	$532.3
Computer Marketing	40.6	63.0	86.4
Applied Computing	15.6	42.8	63.9
Corporate	(38.6)	(51.9)	(101.4)

	119.5	76.6	581.2
Restructuring and Other Charges	(106.8)	(79.6)	(327.5)

	$12.7	$(3.0)	$253.7

Assets:
Electronics Marketing	$2,928.8	$2,940.8	$4,216.5
Computer Marketing	839.9	888.2	1,094.1
Applied Computing	334.4	513.8	423.8
Corporate	396.5	339.1	129.7

	$4,499.6	$4,681.9	$5,864.1

AVNET, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — Continued

	Years Ended

	June 27,	June 28,	June 29,
	2003	2002	2001

	(Millions)
Capital expenditures:
Electronics Marketing	$20.2	$56.3	$96.4
Computer Marketing	7.8	10.6	22.9
Applied Computing	1.6	12.1	5.1
Corporate	4.6	8.2	22.9

	$34.2	$87.2	$147.3

Depreciation & amortization expense:
Electronics Marketing	$44.3	$53.6	$45.3
Computer Marketing	11.7	13.6	14.6
Applied Computing	5.2	5.6	1.0
Corporate	27.6	31.1	58.5

	$88.8	$103.9	$119.4

Sales, by geographic area, are as follows:
Americas	$5,028.7	$5,346.3	$8,746.0
EMEA (Europe, Middle East and Africa)	2,997.1	2,874.4	3,511.6
Asia/ Pacific	1,022.6	699.5	556.4

	$9,048.4	$8,920.2	$12,814.0

Assets, by geographic area, are as follows:
Americas	$2,616.6	$2,892.4	$3,442.6
EMEA (Europe, Middle East and Africa)	1,461.3	1,444.0	1,990.2
Asia/ Pacific	421.7	345.5	431.3

	$4,499.6	$4,681.9	$5,864.1

      The Company manages its business based upon the operating results of its three operating units before restructuring and other charges (see Note 17). In each of the three years presented above, approximate unallocated charges related to EM, CM and AC, respectively, were: $84,238,000, $19,103,000 and $2,212,000 in 2003; $12,811,000, $31,336,000 and $1,191,000 in 2002; and $96,912,000, $17,062,000 and $5,000,000 in 2001. The remaining restructuring and other charges in each year relate to corporate activities.

      As a result of the goodwill impairment charge recorded as a cumulative effect of change in accounting principle and the suspension of amortization of goodwill in accordance with SFAS 142 (see Note 6), there is a significant decrease in the amount of assets and depreciation and amortization expense in 2002 as compared with 2001. Beginning in 2003, the Company has allocated its remaining goodwill to the applicable unit level in order to better evaluate and measure performance of its unit and segment operations. Asset balances by group and by geography in 2002 and 2001 have been reclassified to present these prior years on a consistent basis.

17.     Restructuring and other charges:

      Over the course of the past three years, the Company has recorded a number of restructuring and integration charges which generally related either to charges stemming from acquisition and integration of newly acquired businesses or the reorganization of operations in each of the three major regions of the world in which the Company operates. During that period, the Company has also recorded other charges, generally taken in response to business conditions at the time of the charge, including impairments recorded to certain of its Internet-related investments.

AVNET, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — Continued

      The following table summarizes these charges for the past three years, including activity in the related accrued liability and reserve accounts subsequent to initially recording the charge:

	Severance	Facility	IT-Related	Reorganization	Acquisition	Impairment of
	Costs	Exit Costs	Costs	Charges	Integration Costs	Investments	Total

Balance at June 30, 2000	$—	$—	$—	$—	$8,273	$—	$8,273
2001 activity	—	—	—	127,274	157,331	42,880	327,485
Amounts utilized	—	—	—	(108,957)	(123,868)	(42,880)	(275,705)

Balance at June 29, 2001	—	—	—	18,317	41,736	—	60,053
2002 activity	—	—	—	13,712	29,734	36,177	79,623
Amounts utilized	—	—	—	(23,954)	(48,836)	(36,177)	(108,967)

Balance at June 28, 2002	—	—	—	8,075	22,634	—	30,709
2003 activity	27,476	38,132	47,762	—	—	—	113,370
Amounts utilized	(22,814)	(15,153)	(46,199)	(7,183)	(9,943)	—	(101,292)
Adjustments	(462)	(2,761)	(850)	—	(945)	—	(5,018)
Other, principally foreign currency translation	2,332	2,052	29	—	3,349	—	7,762

Balance at June 27, 2003	$6,532	$22,270	$742	$892	$15,095	$—	$45,531

      Total amounts utilized in 2003, 2002 and 2001 consist of cash payments of $45,948,000, $47,043,000 and $91,681,000, respectively and non-cash write-downs of $55,344,000, $77,961,000 and $184,024,000, respectively. Additionally, 2002 amounts utilized include $16,037,000 in cash recoveries of prior year acquisition integration costs charges discussed more fully below.

      During the second quarter of 2003, the Company executed certain actions as part of its ongoing cost reduction initiatives and, accordingly, recorded charges totaling $106,765,000 pre-tax, $65,750,000 after tax, or $0.55 per diluted share. The entire pre-tax charge was included in selling, general and administrative expenses in the accompanying consolidated statement of operations. The charge consisted of severance costs ($21,700,000 pre-tax), charges related to the consolidation of selected facilities ($37,359,000 pre-tax) and charges related to certain IT-related initiatives ($47,706,000 pre-tax).

      Severance costs and charges related to the consolidation of selected facilities were taken in response to the current business environment. During the second quarter, management identified a number of facilities in each of the Company’s operating segments and its corporate functions, which covered each of the Company’s geographic regions, to be consolidated into other facilities. The facilities were identified in an effort to combine certain logistics and administrative operations wherever possible and eliminate what would otherwise be duplicative costs. The charges related to reserves for remaining non-cancelable lease obligations, write-downs of the carrying value of certain owned facilities to market value and write-downs to fair market value of owned assets located in these leased and owned facilities that have been vacated. All facilities identified for consolidation had been vacated by the end of the third quarter of 2003. Workforce reductions at these and other facilities worldwide resulted in termination of approximately 750 personnel as part of the second quarter reorganization plan. The impacted personnel were primarily in non-customer facing positions. Also during the second quarter of fiscal 2003, management evaluated and elected to discontinue a number of IT-related initiatives that, in light of recent business restructurings, no longer met the Company’s return on investment standards for continued use or development. These charges relate to the write-off of capitalized hardware,

AVNET, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — Continued

software and software licenses (all non-cash charges) and reserves for remaining lease commitments on leased hardware and software which will no longer be utilized by the Company’s operations in light of the decisions made and the reorganizations completed as discussed above.

      During the fourth quarter of 2003, the Company executed certain additional actions that resulted in charges totaling $6,605,000 pre-tax. The incremental impact of these actions was substantially offset by certain adjustments that the Company recorded, also in the fourth quarter of 2003, primarily relating to certain of the charges recorded in the second quarter of 2003. The new charge activity, mostly for severance and consolidation of selected facilities, related to each of the Company’s three operating groups and its corporate functions in the Americas and EMEA regions. The additional census reductions totaled approximately 175 and resulted primarily from: (1) EM’s decision to combine its Cilicon and RF and Microwave sales divisions; and (2) AC’s decision to reduce its participation in certain market segments where profitability of the products in question have not yielded acceptable economic returns to the Company. The fourth quarter adjustments to prior restructuring and other charges reflect changes in estimates from the time the charges and applicable reserves were initially recorded, relating to: (1) reserves for severance and for leases and other contractual commitments that were determined to be excessive during the fourth quarter based upon payments made or still to be made and/or based upon more favorable than anticipated sublease or lease buyout arrangements; and (2) an adjustment, based upon estimated sales price net of costs to sell as derived from current market studies and comparable sales, of a portion of a write-down that was recorded in the second quarter of 2003 related to an owned facility that was vacated and classified as held for sale during that quarter.

      Of the 2003 charges, $29,544,000 remains unexpended at June 27, 2003 relating primarily to severance costs, substantially all of which is expected to be utilized during the first quarter of 2004, contractual lease commitments, substantially all of which is expected to be utilized by the end of 2007, and remaining payments on the IT-related contracts discussed above, substantially all of which is expected to be utilized during the first quarter of 2004.

      Subsequent to 2003, the Company announced certain additional restructuring and cost cutting initiatives in response to the ongoing downturn in the technology industry. The resulting anticipated charges can be broken into three categories: (1) the combination of CM and AC, which the Company announced in July 2004 (see Note 16), is expected to result in the elimination of certain duplicative executive and support functions (no material eliminations in sales and marketing positions are anticipated), the closing of certain warehousing and logistics operations in the Americas and EMEA and the elimination of certain duplicative IT platforms; (2) the reorganization of the Company’s global IT resources, which are currently administered generally on a separate basis within each of the Company’s operating groups, is expected to result in elimination of certain IT-related positions globally in addition to write-off of certain IT-related assets; and (3) various other reductions within EM and corporate functions, which are expected to include certain census reductions, primarily in non-customer facing positions, and the consolidation of certain administrative facilities. These reduction efforts, most of which are expected to be completed during 2004, are expected to result in additional charges of approximately $50,000,000, roughly half of which are expected to be cash changes. Management anticipates cost savings to the Company from these reduction efforts will be approximately $90,000,000 annually, most of which should be completed from the business by the end of the third quarter of 2004.

      In the fourth quarter of 2002, the Company recorded charges representing a write-down in value of certain assets acquired in the 2001 acquisition of Kent and certain other charges taken in response to business conditions. The charge totaled $79,623,000 pre-tax ($21,600,000 included in cost of sales and $58,023,000 included in operating expenses) and $62,084,000 after tax, or $0.52 per share on a diluted basis.

      The Kent-related items resulted from the acquisition of Kent being accounted for using the “pooling-of-interests” method of accounting for the acquisition. These items relate specifically to assets or obligations that

AVNET, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — Continued

were on the books of Kent at the acquisition and, therefore, under the “pooling-of-interests” method, these items that normally would have been reflected as adjustments to goodwill if the purchase method of accounting could have been used were instead recorded to the Company’s consolidated statement of operations. These items amounted to $29,734,000 pre-tax and relate primarily to: (1) write-downs to the value of receivables considered uncollectible after the Company had exhausted efforts of collecting these amounts from Kent’s pre-acquisition customers ($8,200,000 pre-tax); (2) excess and obsolete inventory, primarily for customer-specific inventory held by Kent at the acquisition date that was subsequently determined, through ongoing negotiations with the customer, to require a write-down to net realizable value ($21,600,000 pre-tax); and (3) charges to record additional write-downs to approximate fair market value on held-for-sale properties acquired in the Kent acquisition or to record lease reserves for non-cancelable lease obligations on properties the Company committed to exit ($15,971,000 pre-tax); (4) net of approximately $16,037,000 pre-tax in cash recoveries of certain charges recorded as part of the restructuring and integration charges taken in the fourth quarter of 2001.

      The remaining pre-tax charge recorded in the fourth quarter of 2002, which amounted to $49,889,000, included an impairment charge of $36,177,000 pre-tax to write-down certain of the Company’s investments in unconsolidated Internet-related businesses to their fair market value and $13,712,000 pre-tax for severance charges taken for workforce reductions, primarily in the Americas region, with more limited reductions in EMEA and Asia, totaling approximately 850 individuals announced during the fourth quarter. The impairments recorded to the Company’s Internet-related investments are considered capital losses for tax purposes and are therefore only deductible to the extent the Company has available capital gains. At that time, there were no capital gains, available or forecasted in the foreseeable future, to offset these losses. Therefore, the Company generally did not record a tax benefit for these losses.

      In the fourth quarter of 2001, the Company recorded restructuring and integration charges in connection with the acquisition and integration of Kent and for costs related to actions taken in response to business conditions and other restructuring activity. The charge amounted to $327,485,000 pre-tax ($80,596,000 included in cost of sales and $246,889,000 included in selling, general and administrative expenses) and $236,692,000 after-tax, or $1.99 per share on a diluted basis. Approximately $157,331,000 of the pre-tax charge resulted from the acquisition of Kent having been accounted for using the “pooling-of-interests” method as discussed above. These items consisted of costs incurred in completing the acquisition including significant change-in-control and other executive benefit-related payments made as a result of the acquisition ($68,343,000 pre-tax), professional fees for investment banking, legal and accounting services rendered to both Avnet and Kent ($12,683,000 pre-tax), as well as adjustments to the assets acquired and liabilities assumed ($76,305,000 pre-tax). The adjustments to the assets acquired and liabilities assumed were primarily recorded as a result of the Company’s efforts to realize certain synergies of the combined Kent-Avnet operations. In order to achieve such cost savings in the combined enterprise, elimination of certain duplicative positions, facilities and inventory was required. These charges included accruals for severance for approximately 130 employees terminated ($4,650,000 pre-tax), write-downs of receivables considered uncollectible ($7,988,000 pre-tax), inventory write-downs related to termination of non-strategic product lines ($20,488,000 pre-tax), write-downs associated with the disposal of fixed assets ($25,081,000 pre-tax), lease terminations ($8,462,000 pre-tax) and other items ($9,636,000 pre-tax).

      The balance of the pre-tax charge recorded in the fourth quarter of 2001, amounting to $170,154,000, related to a number of actions taken to cope with market conditions and to strengthen Avnet’s operations. These actions included cost reductions associated with the reorganization of the Company’s business, the integration of recent acquisitions, as well as important cost-cutting actions taken in response to business conditions. These charges fall into a number of categories including severance for the elimination of approximately 880 employees, related to the Company’s EM, CM and corporate operations in all three global regions ($28,531,000 pre-tax), inventory write-downs related to terminations of non-strategic product lines ($9,440,000 pre-tax), inventory valuation adjustments for special inventory purchases to meet customer

AVNET, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — Continued

requirements which are in excess of what is anticipated to be sold or returned ($50,668,000 pre-tax), write-downs associated with the disposal of fixed assets ($15,167,000 pre-tax), lease terminations ($21,065,000 pre-tax), adjustments to the book value of investments in unconsolidated entities ($42,880,000 pre-tax) and other items ($2,403,000 pre-tax). The unusually large impact on after-tax income related to this charge is due primarily to the non-deductibility of certain acquisition-related costs and the impact of tax rates in foreign jurisdictions.

      Of the 2002 and 2001 charges, which totaled $407,108,000 pre-tax, $15,987,000 remains unexpended at June 27, 2003 which relates primarily to severance, substantially all of which is scheduled to be utilized by the end of the second quarter of 2004, and contractual lease commitments, substantially all of which is expected to be utilized by the end of 2007.

18.     Summary of quarterly results (unaudited):

	First		Second		Third	Fourth
	Quarter		Quarter		Quarter	Quarter		Year

	(Millions, except per share amounts)
2003
Sales	$2,173.9		$2,346.6		$2,340.5	$2,187.4		$9,048.4
Gross profit	297.6		315.6		307.1	294.7		1,215.0
Net income (loss)	(0.5)		(58.6	)(a)	1.5 (b)	11.5		(46.1	)(a)(b)
Diluted earnings (loss) per share	–		(0.49	)(a)	0.01 (b)	0.10		(0.39	)(a)(b)
2002
Sales	$2,201.2		$2,359.8		$2,214.4	$2,144.8		$8,920.2
Gross profit	310.6		318.6		311.0	282.6	(d)	1,222.8	(d)
Loss before cumulative effect of change in accounting principle	(19.2)		(2.6)		(1.2)	(61.4	)(d)	(84.4	)(d)
Net loss	(599.7	)(c)	(2.6)		(1.2)	(61.4	)(d)	(664.9	)(c)(d)
Diluted loss per share:
Before cumulative effect of change in accounting principle	(0.16)		(0.02)		(0.01)	(0.51	)(d)	(0.71	)(d)
Net loss per share	(5.09	)(c)	(0.02)		(0.01)	(0.51	)(d)	(5.61	)(c)(d)

(a)	Includes the impact of incremental restructuring and other charges associated with the Company’s continuing cost reduction initiatives. The charges related to (a) severance for workforce reductions, (b) reserves for non-cancelable lease obligations, write-downs of the carrying value of owned facilities and write-downs of owned assets located in these leased and owned facilities, and (c) costs related to write-offs of certain IT-related initiatives. The charges amounted to $106.8 million pre-tax (all of which is included in selling, general and administrative expenses), $65.8 million after-tax and $0.55 per share on a diluted basis for the second quarter and year ended June 27, 2003. See Note 17.

(b)	Includes the impact of debt extinguishment costs associated with the Company’s cash tender offers and repurchases completed during the third quarter of 2003 for $159.0 million of its 6.45% Notes due August 15, 2003 and $220.1 million of its 8.20% Notes due October 17, 2003. These charges amounted to $13.5 million pre-tax, $8.2 million after-tax and $0.07 per share on a diluted basis for the third quarter and year ended June 27, 2003. See Note 7.

(c)	As discussed in Note 6, the Company adopted SFAS 142 on the first day of 2002 and recorded a $580.5 million transition impairment charge as a cumulative effect of change in accounting principle as of that date. The transition impairment charge was first reported by the Company in the second quarter of

AVNET, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — Continued

2002. However, in accordance with the provisions of SFAS 142, the charge has been properly reflected in the first quarter in the table above.

(d)	Includes the impact of incremental reorganization and integration charges associated with the write-down in value of certain assets acquired in the Kent acquisition and certain other charges taken in response to current business conditions. The charge amounted to $79.6 million pre-tax ($21.6 million included in cost of sales and $58.0 million included in operating expenses) and $62.1 million after-tax, or $0.52 per share on a diluted basis for the fourth quarter and year ended June 28, 2002. See Note 17.

19.     Subsequent event (unaudited)

      As there were no amounts outstanding under the Company’s multi-year credit facility (see Note 7) and because the Company did not expect to draw on the facility prior to its October 2004 expiration, the Company terminated the facility on September 8, 2003.

SCHEDULE II

AVNET, INC. AND SUBSIDIARIES

VALUATION AND QUALIFYING ACCOUNTS

Years Ended June 27, 2003, June 28, 2002 and June 29, 2001

Column A	Column B	Column C			Column D		Column E

		Additions

	Balance at	Charged to	Charged to				Balance at
	Beginning of	Costs and	Other Accounts-		Deductions-		End of
Description	Period	Expenses	Describe		Describe		Period

	(Thousands)
2003
Allowance for doubtful accounts	$99,073	$46,664	$—		$61,695	(a)	$84,042
Valuation allowance on foreign loss carryforwards (Note 9)	120,671	27,711	—		—		148,382
2002
Allowance for doubtful accounts	65,204	32,276	977	(b)	13,278	(a)	99,073
			13,894	(c)
Valuation allowance on foreign loss carryforwards (Note 9)	49,783	70,888	—		—		120,671
2001
Allowance for doubtful accounts	44,523	28,606	44	(b)	14,898	(a)	65,204
			7,976	(d)	1,047	(e)
Valuation allowance on foreign loss carryforwards (Note 9)	—	49,783	—		—		49,783

(a)	Uncollectible accounts written off.

(b)	Recovery of amounts previously written off or reserved.

(c)	Reserves recorded primarily through 2002 and 2001 reorganization charges (see Note 17) and subsequently classified as reserves for doubtful accounts in 2002.

(d)	Acquisitions.

(e)	Dispositions.

INDEX TO EXHIBITS

Exhibit
Number	Exhibit

2B.	Amended and Restated Agreement and Plan of Merger dated as of March 2, 2000, among the Company, Tactful Acquisition Corp and Savoir Technology Group, Inc. (incorporated herein by reference to Appendix A to the Proxy Statement/ Prospectus included in the Company’s Registration Statement on Form S-4, Registration Number 333-86970).*
2C.	Share Purchase Agreement dated August 7, 2000 by and among VEBA Electronics GmbH, EBV Verwaltungs GmbH i.L., Viterra Grundstucke Verwaltungs GmbH, VEBA Electronics LLC, VEBA Electronics Beteiligungs GmbH, VEBA Electronics (UK) Plc, Raab Karcher Electronics systems Plc and E.ON Aktiengesellschaft and Arrow Electronics, Inc., Avnet, Inc. and Cherrybright Limited (incorporated herein by reference to the Company’s Current Report on Form 8-K dated September 22, 2000, Exhibit 2).*
2D.	Amended and Restated Agreement and Plan of Merger dated as of March 21, 2001, between the Company and Kent Electronics Corporation (incorporated herein by reference to Appendix A to the Joint Proxy Statement/ Prospectus included in the Company’s Registration Statement on Form S-4, Registration Number 333-58852).*
3A.	Restated Certificate of Incorporation of the Company (incorporated herein by reference to the Company’s Current Report on Form 8-K dated February 12, 2001, Exhibit 3(i).
3B.	By-laws of the Company, effective September 15, 2003 (incorporated herein by reference to the Company’s Current Report on Form 8-K dated September 15, 2003 Exhibit 3).
4A.	Indenture dated as of October 1, 2000, between the Registrant and Bank One Trust Company, N.A., as Trustee, providing for the issuance of Debt Securities in one or more series. (incorporated herein by reference to the Company’s Current Report on Form 8-K dated January 31, 2003, Exhibit 4.1).
4B.	Officers’ Certificate dated February 4, 2003, providing for the Notes, including (a) the form of the Notes, and (b) the Pricing Agreement. (incorporated herein by reference to the Company’s Current Report on Form 8-K dated January 31, 2003, Exhibit 4.2).
Note: The total amount of securities authorized under any other instrument that defines the rights of holders of Company’s long-term debt does not exceed 10% of the total assets of the Company and its subsidiaries on a consolidated basis. Therefore, these instruments are not required to be filed as exhibits to this Report. The Company agrees to furnish copies of such instruments to the Commission upon request.
Executive Compensation Plans and Arrangements
10A.	Employment Agreement dated June 29, 1998 between the Company and David R. Birk (incorporated herein by reference to the Company’s Current Report on Form 8-K dated September 18, 1998, Exhibit 99.3).
10B.	Employment Agreement dated June 29, 1998 between the Company and Raymond Sadowski (incorporated herein by reference to the Company’s Current Report on Form 8-K dated September 18, 1998, Exhibit 99.4).
10C.	Employment Agreement dated April 1, 2000 between the Company and Andrew S. Bryant (incorporated herein by reference to the Company’s Current Report on Form 8-K dated May 14, 2001, Exhibit 99C).
10D.	Employment Agreement dated May 1, 2000 between the Company and Richard Hamada (incorporated herein by reference to the Company’s Current Report on Form 8-K dated September 26, 2002, Exhibit 10B).
10E.	Employment Agreement dated July 1, 2002 between the Company and Edward B. Kamins (incorporated herein by reference to the Company’s Current Report on Form 8-K dated September 26, 2002, Exhibit 10C).
10F.	Employment Agreement dated June 29, 2002 between the Company and Roy Vallee (incorporated herein by reference to the Company’s Current Report on Form 8-K dated September 26, 2002, Exhibit 10D).

Exhibit
Number	Exhibit

10G.	Change of Control Agreement dated as of March 1, 2001 between the Company and David R. Birk (incorporated herein by reference to the Company’s Current Report on Form 8-K dated May 14, 2001, Exhibit 99D).
10H.	Change of Control Agreement dated as of March 1, 2001 between the Company and Ray Sadowski (incorporated herein by reference to the Company’s Current Report on Form 8-K dated May 14, 2001, Exhibit 99H).
10I.	Change of Control Agreement dated November 1, 2000 between the Company and Richard Hamada (incorporated herein by reference to the Company’s Current Report on Form 8-K dated September 26, 2002, Exhibit 10E).
10J.	Avnet 1984 Stock Option Plan (incorporated herein by reference to the Company’s Registration Statement on Form S-8, Registration No. 2-96800, Exhibit 4-B).
10K.	Avnet 1988 Stock Option Plan (incorporated herein by reference to the Company’s Registration Statement on Form S-8, Registration No. 33-29475, Exhibit 4-B).
10L.	Avnet 1990 Stock Option Plan (incorporated herein by reference to the Company’s Annual Report on Form 10-K for the fiscal year ended June 30, 1992, Exhibit 10E).
10M.	Avnet 1995 Stock Option Plan (incorporated herein by reference to the Company’s Current Report on Form 8-K dated February 12, 1996, Exhibit 10).
10N.	Avnet 1996 Incentive Stock Option Plan (incorporated herein by reference to the Company’s Registration Statement on Form S-8, Registration No. 333-17271, Exhibit 99).
10O.	Amended and Restated Avnet 1997 Stock Option Plan (incorporated herein by reference to the Company’s Current Report on Form 8-K dated May 6, 1999, Exhibit 10).
10P.	1994 Avnet Incentive Stock Program (incorporated herein by reference to the Company’s Registration Statement on Form S-8, Registration No. 333-00129, Exhibit 99).
10Q.	Outside Directors’ Stock Bonus Plan (incorporated herein by reference to the Company’s Current Report on Form 8-K dated September 23, 1997, Exhibit 99.2).
10AA.	Amendment to Outside Directors’ Stock Bonus Plan dated November 8, 2002. Directors (incorporated herein by reference to the Company’s Current Report on Form 8-K dated September 15, 2003 Exhibit 10G).
10BB.	Retirement Plan for Outside Directors of Avnet, Inc., effective July 1, 1993 (incorporated herein by reference to the Company’s Annual Report on Form 10-K for the fiscal year ended June 30, 1992, Exhibit 10i).
10CC.	Avnet, Inc. Deferred Compensation Plan for Outside Directors (incorporated herein by reference to the Company’s Current Report on Form 8-K dated September 23, 1997, Exhibit 99.1).
10DD.	Form of Indemnity Agreement (incorporated herein by reference to the Company’s Current Report on Form 8-K dated September 25, 2001, Exhibit 10B). The Company enters into this form of agreement with each of its directors and officers.
10EE.	Avnet 1999 Stock Option Plan (incorporated by reference to the Company’s Registration Statement on Form S-8, Registration No. 333-55806, Exhibit 99).
10FF.	Avnet, Inc. Executive Incentive Plan (incorporated herein by reference to the Company’s Proxy Statement dated October 7, 2002).
10GG.	Amended and Restated Employee Stock Purchase Plan (incorporated herein by reference to the Company’s Quarterly Report on Form 10-Q dated December 28, 2001).
10HH.	Amendment to Retirement and Separation Agreement dated August 31, 2003 between the Company and John Cole (incorporated herein by reference to the Company’s Current Report on Form 8-K dated September 15, 2003, Exhibit 10A.
10II.	Retirement and Separation Agreement dated November 1, 2002 between the Company and John Cole (incorporated herein by reference to the Company’s Quarterly Report on Form 10-Q dated December 27, 2002, Exhibit 10A.

Exhibit
Number	Exhibit

Bank Agreements
10JJ.	Credit Agreement (364-day) dated as of October 25, 2001 among the Company and certain other Borrowers as the Borrowers, Bank of America, N.A., as Administrative Agent and Documentation Agent, Credit Suisse First Boston, First Union National Bank, The Bank of Nova Scotia, and ABN AMRO Bank, N.V., as Joint Syndication Agents, the Other Lenders and Banc of America Securities LLC, and Credit Suisse First Boston as Joint Lead Arrangers and Joint Book Managers (incorporated herein by reference to the Company’s Current Report on Form 8-K dated September 26, 2002, Exhibit 10F).
10KK.	First Amendment, dated as of March 29, 2002, to the Credit Agreement (364-Day) in 10FF above (incorporated herein by reference to the Company’s Current Report on Form 8-K dated September 26, 2002, Exhibit 10G).
10LL.	Credit Agreement (Multi-Year) dated as of October 25, 2001 among Avnet, Inc. and Certain Other Borrowers as the Borrowers, Bank of America, N.A., as Administrative Agent, Documentation Agent, Letter of Credit Issuer and Swing Line Lender, Credit Suisse First Boston, First Union National Bank, The Bank of Nova Scotia, and ABN AMRO Bank N.V., as Joint Syndication Agents, the other Lenders party thereto and Banc of America Securities LLC, and Credit Suisse First Boston as Joint Lead Arrangers and Joint Book Managers (incorporated herein by reference to the Company’s Current Report on Form 8-K dated September 26, 2002, Exhibit 10H).
10MM.	First Amendment, dated as of March 29, 2002, to the Credit Agreement (Multi-Year) in 10HH above (incorporated herein by reference to the Company’s Current Report on Form 8-K dated September 26, 2002, Exhibit 10I).
10NN.	Second Amendment, dated as of October 10, 2002, to the Credit Agreement (Multi-Year) in 10HH above (incorporated herein by reference to the Company’s Current Report on Form 8-K dated October 10, 2002, Exhibit 10A).
10OO.	Third Amendment, dated as of November 23, 2002, to the Credit Agreement in 10HH above (incorporated herein by reference to the Company’s Quarterly Report on Form 10-Q dated December 27, 2002, Exhibit 10B).
10PP.	Fourth Amendment, dated as of December 9, 2002, to the Credit Agreement in 10HH above (incorporated herein by reference to the Company’s Quarterly Report on Form 10-Q dated December 27, 2002, Exhibit 10C).
10QQ.	Fifth Amendment, dated as of December 12, 2002, to the Credit Agreement in 10HH above (incorporated herein by reference to the Company’s Quarterly Report on Form 10-Q dated December 27, 2002, Exhibit 10D).
10RR.	Sixth Amendment, dated as of December 13, 2002, to the Credit Agreement in 10HH above (incorporated herein by reference to the Company’s Quarterly Report on Form 10-Q dated December 27, 2002, Exhibit 10E).
10SS.	Seventh Amendment, dated as of January 30, 2003, to the Credit Agreement in 10HH above (incorporated herein by reference to the Company’s Quarterly Report on Form 10-Q dated March 28, 2003, Exhibit 10A).
10TT.	Eighth Amendment, dated as of March 28, 2003, to the Credit Agreement in 10HH above (incorporated herein by reference to the Company’s Quarterly Report on Form 10-Q dated March 28, 2003, Exhibit 10B).
10UU.	Ninth Amendment, dated as of July 2, 2003, to the Credit Agreement in 10HH above (incorporated herein by reference to the Company’s Current Report on Form 8-K dated September 15, 2003, Exhibit 10B).
10VV.	Securitization Program
i. Receivables Sale Agreement, dated as of June 28, 2001 between Avnet, Inc., as Originator and Avnet Receivables Corporation as Buyer (incorporated herein by reference to the Company’s Current Report on Form 8-K dated September 26, 2002, Exhibit 10J).

Exhibit
Number	Exhibit

ii. Amendment No. 1, dated as of February 6, 2002, to Receivables Sale Agreement in 10VV.i above (incorporated herein by reference to the Company’s Current Report on Form 8-K dated September 26, 2002, Exhibit 10K).
iii. Amendment No. 2, dated as of June 26, 2002, to Receivables Sale Agreement in 10VV.i above (incorporated herein by reference to the Company’s Current Report on Form 8-K dated September 26, 2002, Exhibit 10L).
iv. Amendment No. 3, dated as of November 25, 2002, to Receivables Sale Agreement in 10VV.i above (incorporated herein by reference to the Company’s Current Report on Form 8-K dated December 17, 2002, Exhibit 10B).
v. Amendment No. 4, dated as of December 12, 2002, to Receivables Sale Agreement in 10VV.i above (incorporated herein by reference to the Company’s Current Report on Form 8-K dated December 17, 2002, Exhibit 10E).
vi. Amendment No. 5, dated as of August 15, 2003, to Receivables Sale Agreement in 10VV.i above (incorporated herein by reference to the Company’s Current Report on Form 8-K dated September 15, 2003, Exhibit 10C).
vii. Amended and Restated Receivables Purchase Agreement dated as of February 6, 2002 among Avnet Receivables Corporation, as Seller, Avnet, Inc., as Servicer, the Companies, as defined therein, the Financial Institutions, as defined therein, and Bank One, NA (Main Office Chicago) as Agent (incorporated herein by reference to the Company’s Current Report on Form 8-K dated September 26, 2002, Exhibit 10M).*
viii. Amendment No. 1, dated as of June 26, 2002, to the Amended and Restated Receivables Purchase Agreement in 10VV.vii above (incorporated herein by reference to the Company’s Current Report on Form 8-K dated September 26, 2002, Exhibit 10N).
ix. Amendment No. 2, dated as of November 25, 2002, to the Amended and Restated Receivables Purchase Agreement in 10VV.vii above (incorporated herein by reference to the Company’s Current Report on Form 8-K dated December 17, 2002, Exhibit 10A).
x. Amendment No. 3, dated as of December 9, 2002, to the Amended and Restated Receivables Purchase Agreement in 10VV.vii above (incorporated herein by reference to the Company’s Current Report on Form 8-K dated December 17, 2002, Exhibit 10C).
xi. Amendment No. 4, dated as of December 12, 2002, to the Amended and Restated Receivables Purchase Agreement in 10VV.vii above (incorporated herein by reference to the Company’s Current Report on Form 8-K dated December 17, 2002, Exhibit 10D).
xii. Amendment No. 5, dated as of June 23, 2003, to the Amended and Restated Receivables Purchase Agreement in 10VV.vii above (incorporated herein by reference to the Company’s Current Report on Form 8-K dated September 15, 2003, Exhibit 10D).
xiii Amendment No. 6, dated as of August 15, 2003, to the Amended and Restated Receivables Purchase Agreement in 10VV.vii above (incorporated herein by reference to the Company’s Current Report on Form 8-K dated September 15, 2003, Exhibit 10E).
10WW.	Termination and Release Amendment, dated as of September 8, 2003, to the Credit Agreement in 10HH above (incorporated herein by reference to the Company’s Current Report on Form 8-K dated September 15, 2003, Exhibit 10F).
16.	Arthur Andersen’s letter to the Securities and Exchange Commission dated April 23, 2002 (incorporated herein by reference to the Company’s Current Report on Form 8-K dated April 23, 2002).
21.	List of subsidiaries of the Company (incorporated herein by reference to the Company’s Current Report on Form 8-K dated September 15, 2003, Exhibit 21).
23.1**	Consent of KPMG LLP.
23.2**	Consent of Grant Thornton LLP.
24.	Powers of Attorney (incorporated herein by reference to the Company’s Current Report on Form 8-K dated September 15, 2003, Exhibit 24).

Exhibit
Number	Exhibit

31.1**	Certification by Roy Vallee, Chief Executive Officer, under Section 302 of the Sarbanes-Oxley Act of 2002.
31.2**	Certification by Raymond Sadowski, Chief Financial Officer, under Section 302 of the Sarbanes-Oxley Act of 2002.
32.1***	Certification by Roy Vallee, Chief Executive Officer, under Section 906 of the Sarbanes-Oxley Act of 2002.
32.2***	Certification by Raymond Sadowski, Chief Financial Officer, under Section 906 of the Sarbanes-Oxley Act of 2002.

*	This Exhibit does not include the Exhibits and Schedules thereto as listed in its table of contents. The Company undertakes to furnish any such Exhibits and Schedules to the Securities and Exchange Commission upon its request.

**	Filed herewith.

***	Furnished herewith.