Form 10-Q
period 2003-10-04
AVNET INC
filed 2003-11-14
CIK 8858

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE

SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended October 4, 2003

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

      The total number of shares outstanding of the registrant’s Common Stock (net of treasury shares) as of November 1, 2003: ...... 119,827,122 shares.

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

PART I

FINANCIAL INFORMATION

Item 1.     Financial Statements

AVNET, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(Unaudited)

	October 4,	June 27,
	2003	2003

	(Thousands, except
	share amounts)
ASSETS
Current assets:
Cash and cash equivalents (Note 4)	$411,068	$395,467
Receivables, less allowances of $74,337 and $84,042, respectively	1,534,868	1,471,806
Inventories	1,109,168	1,097,580
Other	152,966	161,237

Total current assets	3,208,070	3,126,090
Property, plant and equipment, net	232,913	250,412
Goodwill (Note 3)	859,095	857,110
Other assets	258,303	265,939

Total assets	$4,558,381	$4,499,551

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Borrowings due within one year (Note 4)	$150,829	$187,656
Accounts payable	927,693	802,039
Accrued expenses and other	296,152	316,355

Total current liabilities	1,374,674	1,306,050
Long-term debt, less due within one year (Note 4)	1,274,206	1,278,399
Other long-term liabilities	68,193	82,580

Total liabilities	2,717,073	2,667,029

Commitments and contingencies (Note 5)
Shareholders’ equity (Notes 6 and 7):
Common stock $1.00 par; authorized 300,000,000 shares; issued 119,634,000 shares and 119,555,000 shares, respectively	119,634	119,555
Additional paid-in capital	568,654	568,010
Retained earnings	1,030,533	1,041,892
Cumulative other comprehensive income (Note 7)	122,616	103,207
Treasury stock at cost, 9,776 shares and 11,532 shares, respectively	(129)	(142)

Total shareholders’ equity	1,841,308	1,832,522

Total liabilities and shareholders’ equity	$4,558,381	$4,499,551

See notes to consolidated financial statements

AVNET, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

	First Quarters Ended

	October 4,	September 27,
	2003	2002

	(Thousands, except
	per share data)
Sales	$2,407,650	$2,173,890
Cost of sales	2,098,553	1,876,271

Gross profit	309,097	297,619
Selling, general and administrative expenses	268,552	277,666
Restructuring and other charges (Note 11)	32,153	—

Operating income	8,392	19,953
Other income, net	2,303	5,938
Interest expense	(27,158)	(27,031)

Loss before income taxes	(16,463)	(1,140)
Income tax benefit	(5,104)	(652)

Net loss	$(11,359)	$(488)

Net loss per share (Note 8):
Basic	$(0.09)	$—

Diluted	$(0.09)	$—

Shares used to compute loss per share (Note 8):
Basic	119,597	119,420

Diluted	119,597	119,420

See notes to consolidated financial statements

AVNET, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	First Quarters Ended

	October 4,	September 27,
	2003	2002

	(Thousands)
Cash flows from operating activities:
Net loss	$(11,359)	$(488)
Non-cash and other reconciling items:
Depreciation and amortization	18,406	24,837
Deferred taxes	(1,562)	(3,421)
Non-cash restructuring and other charges (Note 11)	14,830	—
Other, net (Note 9)	10,424	6,534

	30,739	27,462
Changes in (net of effects from businesses acquisitions and dispositions):
Receivables	(58,431)	69,656
Inventories	(1,268)	139,338
Accounts payable	119,028	(76,364)
Accrued expenses and other, net	(33,008)	(16,092)

Net cash flows provided from operating activities	57,060	144,000

Cash flows from financing activities:
Reduced drawings under accounts receivable securitization program (Note 4)	—	(100,000)
Repayment of notes (Note 4)	(40,859)	—
Proceeds from (repayment of) commercial paper and bank debt, net (Note 4)	3,621	(15,897)
Proceeds from other debt, net (Note 4)	32	656
Other, net	753	(5)

Net cash flows used for financing activities	(36,453)	(115,246)

Cash flows from investing activities:
Purchases of property, plant and equipment	(7,757)	(17,309)
Cash proceeds from sales of property, plant and equipment	1,052	5,542
Acquisitions of operations, net	(1,448)	(1,042)

Net cash flows used for investing activities	(8,153)	(12,809)

Effect of exchange rate changes on cash and cash equivalents	3,147	(1,970)

Cash and cash equivalents
— increase	15,601	13,975
— at beginning of period	395,467	159,234

— at end of period	$411,068	$173,209

Additional cash flow information (Note 9)

See notes to consolidated financial statements

AVNET, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

      1.     In the opinion of management, the accompanying unaudited interim consolidated financial statements contain all adjustments necessary, all of which are of a normal recurring nature, except for the restructuring and other charges discussed in note 11, to present fairly the Company’s financial position, results of operations and cash flows. For further information, refer to the consolidated financial statements and accompanying notes included in the Company’s Annual Report on Form 10-K for the fiscal year ended June 27, 2003.

      2.     The results of operations for the first quarter ended October 4, 2003 are not necessarily indicative of the results to be expected for the full year. The Company operates on a “52/53 week” fiscal year and, as a result, the quarter ended October 4, 2003 contained fourteen weeks while the quarter ended September 27, 2002 contained thirteen weeks.

      3.     Goodwill:

      The following table presents the carrying amount of goodwill, by reportable segment, for the quarter ending October 4, 2003:

	Electronics	Technology
	Marketing	Solutions	Total

	(Thousands)
Carrying value at June 27, 2003	$601,236	$255,874	$857,110
Additions	1,448	—	1,448
Other	117	420	537

Carrying value at October 4, 2003	$602,801	$256,294	$859,095

      The “Other” caption above primarily represents the impact of changes in foreign currency exchange rates on goodwill denominated in currencies other than U.S. dollars.

      4.     External financing:

      Short-term debt consists of the following:

	October 4,	June 27,
	2003	2003

	(Thousands)
Bank credit facilities	$16,156	$11,834
4.5% Convertible Notes due September 1, 2004	3,031	3,031
6.45% Notes due August 15, 2003	—	40,859
8.20% Notes due October 17, 2003	29,944	29,944
6 7/8% Notes due March 15, 2004	100,000	100,000
Other debt due within one year	1,698	1,988

Short-term debt	$150,829	$187,656

      Bank credit facilities consist of various committed and uncommitted lines of credit with financial institutions utilized primarily to support the working capital requirements of foreign operations. The weighted average interest rates on the bank credit facilities at October 4, 2003 and June 27, 2003 were 3.6% and 4.7%, respectively.

      The Company also has an accounts receivable securitization program (the “Program”) with two financial institutions that allows the Company to sell, on a revolving basis, an undivided interest in up to $350 million in eligible U.S. receivables to third party conduits, through a wholly owned bankruptcy-remote special purpose entity that is consolidated for financial statement purposes, while retaining a subordinated interest in a portion of the receivables. The Program, as amended in August 2003, extends through August 2005. As of October 4,

AVNET, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

2003 and June 27, 2003, the Company had no drawings outstanding under the Program and therefore there were no securitized accounts receivable held by the third party conduits.

      Long-term debt consists of the following:

	October 4,	June 27,
	2003	2003

	(Thousands)
7 7/8% Notes due February 15, 2005	$360,000	$360,000
8.00% Notes due November 15, 2006	400,000	400,000
9 3/4% Notes due February 15, 2008	475,000	475,000
Other long-term debt	7,382	7,237

Subtotal	1,242,382	1,242,237
Fair value adjustment for hedged 8.00% and 9 3/4% Notes	31,824	36,162

Long-term debt	$1,274,206	$1,278,399

      In February 2003, the Company used the proceeds of $465,313,000, net of underwriting fees, from the issuance in that month of the Company’s $475,000,000 of 9 3/4% Notes due February 15, 2008 (the “9 3/4% Notes”) to redeem $159,141,000 of its 6.45% Notes due August 15, 2003 (the “6.45% Notes”) and $220,056,000 of its 8.20% Notes due October 17, 2003 (the “8.20% Notes”). The excess proceeds after these early redemptions were held in an escrow account to be used to repay the remaining principal on the 6.45% Notes and 8.20% Notes at their respective maturity dates plus interest due through their maturities. During the quarter ended October 4, 2003, the remaining principal plus interest due through maturity on the 6.45% Notes was paid out of this escrow account. At October 4, 2003, cash and cash equivalents include $36,511,000 of cash restricted and held in the escrow account for repayment of the remaining 8.20% Notes outstanding plus accrued interest through their October 17, 2003 maturity date. At June 27, 2003, the balance in this escrow account was $78,543,000.

      As of June 27, 2003, the Company had a multi-year credit facility with a syndicate of banks led by Bank of America that provided up to $350,000,000 in financing that was to mature on October 25, 2004. At June 27, 2003 and during the quarter ended October 4, 2003, there were no outstanding balances under the multi-year credit facility. Because the Company did not expect to draw on the facility prior to its October 2004 expiration, the Company terminated the facility on September 8, 2003. The Company wrote-off the remaining unamortized deferred loan costs associated with this facility, which amounted to $4,514,000 as of the date the facility was terminated (see Note 11).

      The Company has two interest rate swaps with a total notional amount of $400,000,000 in order to hedge the change in fair value of the 8.00% Notes due November 2006 (the “8% Notes”) related to fluctuations in interest rates. These contracts are classified as fair value hedges and mature in November 2006. The interest rate swaps modify the Company’s interest rate exposure by effectively converting the fixed rate on the 8% Notes to a floating rate (4.1% at October 4, 2003) based on three-month U.S. LIBOR plus a spread through their maturities. In July 2003, the Company entered into three additional interest rate swaps with a total notional amount of $300,000,000 in order to hedge the change in fair value of the 9 3/4% Notes related to fluctuations in interest rates. These hedges are also classified as fair value hedges and mature in February 2008. These interest rate swaps modify the Company’s interest rate exposure by effectively converting the fixed rate on the 9 3/4% Notes to a floating rate (7.3% at October 4, 2003) based on three-month U.S. LIBOR plus a spread through their maturities. The hedged fixed rate debt and the interest rate swaps are adjusted to current market values through interest expense in the accompanying consolidated statements of operations. The Company accounts for the hedges using the shortcut method as defined under Statement of Financial Accounting Standards No. 133 “Accounting for Derivative Instruments and Hedging Activities,” as amended

AVNET, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

by Statement of Financial Accounting Standards No. 138, “Accounting for Certain Derivative Instruments and Hedging Activities.” Due to the effectiveness of the hedges since inception, the market value adjustments for the hedged debt and the interest rate swaps directly offset one another. The fair value of the interest rate swaps at October 4, 2003 and June 27, 2003 was $31,824,000 and $36,162,000, respectively, and is included in other long-term assets in the accompanying consolidated balance sheets. Additionally, included in long-term debt is a comparable fair value adjustment increasing the total liability by these same amounts.

      5.     From time to time, the Company may become liable with respect to pending and threatened litigation, tax, environmental and other matters. The Company has been designated a potentially responsible party or has become aware of other potential claims against it in connection with environmental clean-ups at several sites. Based upon the information known to date, the Company believes that it has appropriately reserved for its share of the costs of the clean-ups and it is not anticipated that any contingent matters will have a material adverse impact on the Company’s financial condition, liquidity or results of operations.

      In connection with the Company’s January 2000 acquisition of 84% of the stock of Eurotronics B.V., which went to market as SEI, the Company entered into a share purchase agreement with the sellers that called for an additional payment of cash or common stock of the Company if the Company’s share price does not reach $45.25 per share by January 2004. This guarantee would result in an additional payment to the sellers of approximately $65,200,000 based upon the Company’s stock price as of October 4, 2003.

6. Number of shares of common stock reserved for stock option and stock incentive programs as of October 4, 2003:	11,801,485

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

      Reported and pro forma net loss and loss per share are as follows:

	First Quarters Ended

	October 4,	September 27,
	2003	2002

	(Thousands, except per
	share data)
Net loss, as reported	$(11,359)	$(488)
Less: Fair value impact of employee stock compensation, net of tax	(3,508)	(2,935)

Pro forma net loss	$(14,867)	$(3,423)

Earnings (loss) per share
Basic and diluted — as reported	$(0.09)	$—

Basic and diluted — pro forma	$(0.12)	$(0.03)

AVNET, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

      7.     Comprehensive income (loss):

	First Quarters Ended

	October 4,	September 27,
	2003	2002

	(Thousands)
Net loss	$(11,359)	$(488)
Foreign currency translation adjustments	19,409	(11,518)

Total comprehensive income (loss)	$8,050	$(12,006)

      8.     Loss per share:

	First Quarters Ended

	October 4,	September 27,
	2003	2002

	(Thousands, except
	per share data)
Numerator:
Net loss	$(11,359)	$(488)

Denominator:
Weighted average common shares for basic loss per share	119,597	119,420
Net effect of dilutive stock options and restricted stock awards	—	—

Weighted average common shares for diluted loss per share	119,597	119,420

Basic and diluted loss per share:
Net loss per basic and diluted share	$(0.09)	$—

      The 4.5% convertible notes are excluded from the computation of loss per share in each quarter presented as the effects were antidilutive. The effects of certain stock options and restricted stock awards are also excluded from the determination of the weighted average common shares for diluted loss per share in each of the quarters presented as the effects were antidilutive. Accordingly, in the quarters ended October 4, 2003 and September 27, 2002, respectively, the effects of approximately 11,438,000 and 11,326,000 shares related to stock options and restricted stock awards are excluded from the computation above, of which approximately 9,509,000 and 9,121,000 related to options for which the exercise prices were greater than the average market price of the Company’s common stock.

      9.     Additional cash flow information:

      Other non-cash and other reconciling items primarily include the provision for doubtful accounts.

      Interest and income taxes paid (refunded) in the first quarters were as follows:

	First Quarters Ended

	October 4,	September 27,
	2003	2002

	(Thousands)
Interest	$44,824	$29,667
Income taxes	6,034	(315)

      10.     Segment information:

      During the first quarter of fiscal 2004, the Company combined its Computer Marketing (“CM”) and Applied Computing (“AC”) operating groups into one computer products and services business called

AVNET, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Technology Solutions (“TS”). The combination is part of the Company’s continued efforts to strengthen its market leadership position, streamline the business and further leverage cost synergies resulting from this combination. In light of the similarities of the logistics operations and related functions of CM and AC, the rationalization of certain of the units’ operating facilities, equipment and processes is expected to yield significant cost savings while also stimulating new market opportunities for the combined group by selling from a broader, shared line card of products and services to the customers that are now served by the one, larger business unit.

      As a result of the formation of TS, Electronics Marketing (“EM”) and TS are the overall segments upon which management primarily evaluated the operations of the Company and upon which it based its operating decisions during the first quarter of fiscal 2004. Therefore, the segment data below reflects the two segments subsequent to the formation of TS. Data for the first quarter of fiscal 2003 and as of June 27, 2003 has been restated to present segment data on a consistent basis with the current quarter.

	Quarters Ended

	October 4,	September 27,
	2003	2002

	(Thousands)
Sales:
Electronics Marketing	$1,357,968	$1,241,766
Technology Solutions	1,049,682	932,124

	$2,407,650	$2,173,890

Operating income (loss):
Electronics Marketing	$33,409	$14,681
Technology Solutions	18,275	10,425
Corporate	(11,139)	(5,153)

	40,545	19,953
Restructuring and other charges (Note 11)	(32,153)	—

	$8,392	$19,953

Sales, by geographic area:
Americas	$1,292,180	$1,273,109
EMEA	770,395	689,217
Asia/ Pacific	345,075	211,564

	$2,407,650	$2,173,890

AVNET, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

	October 4,	June 27,
	2003	2003

	(Thousands)
Assets:
Electronics Marketing	$2,942,390	$2,928,794
Technology Solutions	1,202,206	1,174,297
Corporate	413,785	396,460

	$4,558,381	$4,499,551

Assets, by geographic area:
Americas	$2,629,984	$2,616,632
EMEA	1,497,479	1,461,270
Asia/ Pacific	430,918	421,649

	$4,558,381	$4,499,551

      The Company manages its business based upon the operating results of its two operating groups before restructuring and other charges (see Note 11). During the first quarter of fiscal 2004, the approximate unallocated pre-tax restructuring and other charges related to EM and TS were $16,171,000 and $9,936,000, respectively. The remaining restructuring and other charges recorded during the first quarter of fiscal 2004 relate to corporate activities.

      11.     Restructuring and other charges:

      During the first quarter of fiscal 2004, the Company executed certain restructuring and cost-cutting initiatives in order to improve profitability. These efforts represent a part of the Company’s efforts to generate additional cost savings of approximately $90,000,000 annually and can generally be broken into three categories: (1) the combination of CM and AC as discussed in Note 10; (2) the reorganization of the Company’s global IT resources, which had previously been administered generally on a separate basis within each of the Company’s operating groups; and (3) various other reductions within EM and certain centralized support functions. Management expects these efforts to result in additional charges in the range of approximately $25,000,000 to $35,000,000, which are expected to be mostly completed by the end of the third quarter of fiscal 2004.

      As a result of actions completed through the end of the first quarter of fiscal 2004, the Company recorded restructuring and other charges totaling $32,153,000 pre-tax, $22,186,000 after tax, or $0.18 per diluted share. The charge consisted of severance costs ($9,393,000), charges related to consolidation of selected facilities ($10,848,000), write-downs of certain capitalized IT-related initiatives ($6,909,000) and other items, including the write-off of the remaining unamortized deferred loan costs associated with the Company’s multi-year credit facility terminated in September 2003 as discussed in Note 4 ($5,003,000).

      Severance costs resulted from workforce reductions of approximately 400 personnel completed during the quarter, primarily in executive, support and other non-customer facing functions in the Americas and EMEA regions. Management also identified a number of facilities for consolidation primarily in the Americas and EMEA regions. These facilities generally related to certain logistics and warehousing operations as well as certain administrative facilities across both operating groups and at the corporate level. The charges related to reserves for remaining non-cancelable lease obligations and write-downs to fair market value of owned assets located in these facilities that have been vacated. Management also evaluated and elected to discontinue a number of IT-related initiatives that, in light of recent business restructurings, no longer met the Company’s return on investment standards for continued use or development. These charges related to the write-off of capitalized hardware and software.

AVNET, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

      Of these charges, $14,830,000 represented non-cash write-downs and $17,323,000 require the use of cash, of which $4,487,000 had been expended as of October 4, 2003. The unutilized portion of the first quarter charges relates to severance accruals, substantially all of which are scheduled to be utilized by the end of fiscal 2004, and contractual lease commitments, substantially all of which are scheduled to be utilized by the end of fiscal 2007.

      The following table summarizes the Company’s restructuring and other charge activity during the first quarter of fiscal 2004, during which there has been no material activity within the reserves other than payment and non-cash charge activity as detailed in “amounts utilized” in the table below:

	Severance	Facility	IT-Related
	Costs	Exit Costs	Costs	Other(1)	Total

	(Thousands)
Balance at June 27, 2003	$7,234	$36,908	$742	$647	$45,531
Fiscal 2004 activity	9,393	10,848	6,909	5,003	32,153
Amounts utilized	(8,344)	(8,801)	(7,270)	(4,729)	(29,144)
Other, principally foreign currency translation	165	373	6	—	544

Balance at October 4, 2003	$8,448	$39,328	$387	$921	$49,084

(1)	Fiscal 2004 activity in the “other” column represents principally the write-off of the remaining unamortized deferred loan costs associated with the Company’s multi-year credit facility terminated in September 2003 amounting to $4,514,000.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

      For a description of the Company’s critical accounting policies and an understanding of the significant factors that influenced the Company’s performance during the quarters ended October 4, 2003 and September 27, 2002, this “Management’s Discussion and Analysis of Financial Condition and Results of Operations” (“MD&A”) should be read in conjunction with the consolidated financial statements, including the related notes, appearing in Item 1 of this Report as well as the Company’s Annual Report on Form 10-K for the year ended June 27, 2003. The Company operates on a “52/53-week” fiscal year and, as a result, the quarter ended October 4, 2003 contained fourteen weeks while the quarter ended September 27, 2002 contained thirteen weeks. This extra week in the current quarter impacts many of the following discussions in this MD&A.

      During the first quarter of fiscal 2004, the Company combined its Computer Marketing (“CM”) and Applied Computing (“AC”) operating groups into one group called Technology Solutions (“TS”), as described below. As a result of the formation of TS, Electronics Marketing (“EM”) and TS are the overall segments upon which management primarily evaluated the operations of the Company and upon which it based its operating decisions during the first quarter of fiscal 2004. Therefore, the operating group analyses contained in this MD&A reflect the two segments subsequent to the formation of TS. Comparable data for prior periods has been restated to present segment data on a consistent basis with the current quarter.

OVERVIEW

Organization

      Avnet, Inc. and its subsidiaries (the “Company” or “Avnet”) is one of the world’s largest industrial distributors, based on sales, of electronic components, enterprise network and computer equipment and embedded subsystems. Avnet creates a vital link in the technology supply chain that connects over 250 of the world’s leading electronic and computer product manufacturers to a global customer base of over 100,000 original equipment manufacturers (“OEMs”), contract manufacturers, value-added resellers (“VARs”) and end-users. Avnet distributes electronic components and computer products as received from its suppliers or with assembly or other value added by Avnet. Additionally, Avnet provides engineering design, materials management and logistics services, system integration and configuration, and supply chain advisory services.

      The Company currently consists of two operating groups — Electronics Marketing (“EM”) and Technology Solutions (“TS”) — each with operations in the three major economic regions of the world: the Americas, EMEA (Europe, Middle East and Africa) and Asia. A brief summary of each operating group is provided below:

•	EM markets and sells semiconductors, interconnect, passive and electromechanical devices, and radio frequency/microwave components. EM markets and sells its products to customers spread across end-markets including communications, computer hardware and peripheral, industrial and manufacturing, medical equipment, and military and aerospace. EM also offers an array of value-added services to its customers such as supply-chain management, engineering design, inventory replenishment systems, connector and cable assembly, and semiconductor programming.

•	TS markets and sells mid-to high-end servers, data storage, software and networking solutions, and the services required to implement these solutions, to the VAR channel and enterprise computing customers. TS also focuses on the worldwide OEM market for computing technology, system integrators and non-PC OEMs that require embedded systems and solutions including engineering, product prototyping, integration and other value-added services.

      The combination of CM and AC into TS was part of the Company’s continued efforts to strengthen its market leadership position, streamline the business and further leverage cost synergies resulting from this combination. In light of the similarities of the logistics operations and related functions of CM and AC, the consolidation of certain of the units’ operating facilities, equipment and processes is expected to yield significant cost savings while also stimulating new market opportunities for the combined group by selling from a broader, shared line card of products and services to the customers that are now served by the one, larger business unit.

RESULTS OF OPERATIONS

Sales

      The table below provides period sales for the Company and its operating groups:

Period Sales by Operating Group and Geography

			Sequential		Year – Year
	Q1-Fiscal ‘04	Q4-Fiscal ‘03	% Change	Q1-Fiscal ‘03	% Change

	(Dollars in thousands)
Avnet, Inc.	$2,407,650	$2,187,419	10.1%	$2,173,890	10.8%
EM	1,357,968	1,252,243	8.4%	1,241,766	9.4%
TS	1,049,682	935,176	12.2%	932,124	12.6%
EM
Americas	$586,705	$550,574	6.6%	$661,800	(11.3)%
EMEA	465,276	460,072	1.1%	394,001	18.1%
Asia	305,987	241,597	26.7%	185,965	64.5%
TS
Americas	$705,475	$634,146	11.2%	$611,309	15.4%
EMEA	305,119	242,520	25.8%	295,216	3.4%
Asia	39,088	58,510	(33.2)%	25,599	52.7%
Totals by Region
Americas	$1,292,180	$1,184,720	9.1%	$1,273,109	1.5%
EMEA	770,395	702,592	9.7%	689,217	11.8%
Asia	345,075	300,107	15.0%	211,564	63.1%

      The electronic and computer products industry continued to be stable, with some potential signs of improvement in both EM and TS, during the first quarter of fiscal 2004. First quarter fiscal 2004 consolidated sales of $2.41 billion were up $233.8 million, or 10.8%, from the prior year first quarter consolidated sales of $2.17 billion. Consolidated sales were also up sequentially by $220.2 million, or 10.1%, when compared to the fourth quarter of fiscal 2003. First quarter fiscal 2004 represented Avnet’s strongest first quarter sales performance since fiscal 2001. As noted above, the first quarter of fiscal 2004 contained an extra week when compared to the prior sequential and prior year first quarters. However, even allowing for a 4-6% increase in consolidated sales due to this extra week in what is otherwise typically a slow summer quarter, management believes the sequential increase of 10.1% reflects growing strength in Avnet’s business. In addition, changes in foreign currency exchange rates positively impacted the reported results on a year-over-year basis (by approximately $90 million).

      EM sales of $1.36 billion were up $116.2 million, or 9.4%, over the prior year first quarter. EM first quarter sales were similarly up $105.7 million, or 8.4%, over the prior sequential quarter. The largest contributor of this growth in EM has been the rapid growth of the Asia region. EM Asia sales of $306.0 million represent a record sales volume for a quarter in that region for EM. These first quarter sales also represent the tenth consecutive quarter of sales growth for EM Asia. EM Asia’s sales increased by 64.5% and 26.7% over the prior year first quarter and the prior sequential quarter, respectively. This growth in the Asia region is indicative of an ongoing trend that has seen technology manufacturing continue to shift to this region of the world, especially in the electronic component industry in which EM competes. Much of this shift has continued to come from the Americas, where EM’s first quarter fiscal 2004 sales of $586.7 million were down 11.3% from the prior year first quarter but up 6.6% from the prior sequential quarter. EM Americas has also continued to experience more competitive pricing than in the other regions of the world. EM EMEA sales of $465.3 million were also up year-over-year by 18.1% and were relatively flat on a sequential basis, exhibiting a 1.1% increase over the prior sequential quarter.

      Sales for the first quarter of fiscal 2004 in TS, which totaled $1.05 billion, improved by $117.6 million, or 12.6%, over the prior year first quarter and were up $114.5 million, or 12.2%, over the fourth quarter of fiscal 2003. Sales growth in TS was fueled most notably by increased software sales and the Company’s fiscal calendar as noted below. This trend is primarily driven by growth in the Americas, which consistently accounts for 65% or more of TS global sales. TS Americas sales of $705.5 million were up 15.4% year-over-year and 11.2% sequentially. TS EMEA first quarter fiscal 2004 sales of $305.1 million were up 3.4% year-over-year, accompanied by TS Asia first quarter fiscal 2004 sales of $39.1 million increasing by 52.7% over the prior year first quarter. On a sequential basis, TS EMEA sales grew by 25.8% offset in part by a 33.2% sequential decline in TS Asia. The first fiscal quarter, which is typically a slow seasonal quarter for the TS business, also benefited from the timing of Avnet’s fiscal quarter, which ended on October 4, 2003 as opposed to the prior sequential quarter, which ended on June 27, 2003. This allowed TS to effectively capture two quarter-ends for most of its customers, whose fiscal quarters predominantly ended on September 30, 2003 and June 30, 2003, respectively.

      On an overall regional basis, Asia continues to play an increasing role in the sales performance of the Company as a whole accounting for 14.3% of consolidated sales in the first quarter of fiscal 2004 as compared to only 9.7% of consolidated sales in the prior year first quarter. Management believes that Avnet is well positioned to capitalize on the growth in this region, which is expected to continue, based on its already established position in the Asia region, and specifically the Peoples’ Republic of China. As noted above, the growth trend in Asia has been essentially offset by a comparable decrease in the contribution of the Americas region to consolidated sales with the EMEA region remaining relatively flat year-over-year.

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

Gross Profit and Gross Profit Margins

      Consolidated gross profit for the first quarter of fiscal 2004 was $309.1 million, up $11.5 million over the prior year first quarter. However, gross profit margins, which were 12.84% in the first quarter of fiscal 2004, declined by 85 basis points from 13.69% gross profit margins in the first quarter of fiscal 2003. This decline in gross profit margins was primarily attributable to three trends in Avnet’s business: (1) mix of business among Avnet’s operating groups; (2) mix of business within Avnet’s operating groups; and (3) competitive pressures. More specifically, there continues to be a trend of shifting business mix among Avnet’s operating groups with an increasing percentage of consolidated sales in TS, which increased from 42.9% of consolidated sales in the first quarter of fiscal 2003 to 43.6% of sales in the current quarter. The computer products sold by TS typically yield a lower margin than the component products sold by EM. The mix of business trends occurring within the operating groups include EM’s increased contribution from the Asia region, which has historically yielded lower gross profit margins. However, EM Asia also has a lower operating cost structure than the Americas or EMEA which has resulted in operating profit margin improvement in this region over the past several years. The mix of business within Avnet’s operating groups also affected gross profit margins this quarter. Specifically within TS, the recent trend has been an increased volume of software sales, which yield a lower margin than most other computer products (while also bearing a low cost of capital and thus making software sales an attractive market to the Company despite the lower margins). Finally, the Company experienced greater pricing pressure from competitors, particularly in EM Americas.

      Management expects that with the perceived strengthening of the components markets that has begun to materialize in recent quarters, EM’s higher margin revenues will soon start to constitute a larger portion of the Company’s consolidated revenues which will, in turn, start to improve consolidated gross profit margins.

Selling, General and Administrative Expenses

      Selling, general and administrative expenses were $268.6 million, or 11.2% of consolidated sales, in the first quarter of fiscal 2004 as compared with $277.7 million, or 12.8% of consolidated sales in the prior year first quarter. The significant decrease in expenses as a percentage of sales in the current quarter is a result of the Company’s ongoing cost reduction initiatives of recent years. The current quarter is only the second quarter in which the Company benefited fully from the restructuring efforts initiated in both the fourth quarter of fiscal 2002 and the second quarter of fiscal 2003. Furthermore, the Company’s restructuring efforts in the first quarter of fiscal 2004, discussed in “Restructuring and Other Charges” below, also yielded expense reductions in the current quarter that will even more significantly impact the second quarter and thereafter.

      The year-over-year decrease in selling, general and administrative expenses, on an absolute dollar basis and as a percentage of sales, would have been even more significant were it not for three additional factors. First, management estimates that the extra week in the current quarter resulted in approximately $10 million of additional selling, general and administrative expenses. Second, the general weakening of the US Dollar in comparison to most foreign currencies, particularly the Euro (which strengthened against the US Dollar by over 16% in the first quarter of fiscal 2004 compared to the first quarter of fiscal 2003), has offset a portion of the impact of the significant actions the Company has taken to reduce costs and improve profitability. Finally, selling, general and administrative expenses in fiscal 2003 include the favorable impact from the resolution of certain purchase price contingencies associated with the Company’s fiscal 2001 acquisition of the VEBA Group. This resolution resulted in a payment received from the seller of the VEBA Group during the prior year first quarter of approximately $6.5 million, representing a refund of a portion of the amount paid at the closing of the acquisition. This refund was recorded as a reduction of selling, general and administrative expenses as the goodwill related to the VEBA Group had been written off as a result of the transition impairment test performed upon the adoption of Statement of Financial Accounting Standards No. 142, “Goodwill and Other Intangible Assets.” The following table compares selling, general and administrative expenses for the first quarter of fiscal 2004 to the first quarter of fiscal 2003 as adjusted for these items:

	Q1 Fiscal	Q1 Fiscal
	2004	2003

	(Thousands)
Selling, general and administrative expenses, as reported	$268,552	$277,666
Pro forma adjustments:
Impact of extra week in Q1 fiscal 2004	(10,000)	—
Adjust Q1 fiscal 2004 expenses to September 2003 exchange rates	(13,523)	—
Adjust Q1 fiscal 2003 expenses for VEBA purchase price refund	—	6,486

Selling, general and administrative expenses, pro forma	$245,029	$284,152

Restructuring and Other Charges

      During the first quarter of fiscal 2004, the Company executed certain restructuring and cost-cutting initiatives in order to improve profitability. These efforts represent a part of the Company’s efforts to generate additional cost savings of approximately $90 million annually and can generally be broken into three categories: (1) the combination of CM and AC as discussed in “Organization”; (2) the reorganization of the Company’s global IT resources, which had previously been administered generally on a separate basis within each of the Company’s operating groups; and (3) various other reductions within EM and certain centralized support functions. Management expects these efforts to result in additional charges in the range of approximately $25 million to $35 million, which are expected to be mostly completed by the end of the third quarter of fiscal 2004.

      As a result of actions completed through the end of the first quarter of fiscal 2004, the Company recorded restructuring and other charges totaling $32.2 million pre-tax, $22.2 million after tax, or $0.18 per diluted share. The charge consisted of severance costs ($9.4 million), charges related to consolidation of selected facilities ($10.9 million), write-downs of certain capitalized IT-related initiatives ($6.9 million) and other items, including the write-off of the remaining unamortized deferred loan costs associated with the Company’s multi-year credit facility terminated in September 2003 as discussed in “Financing Transactions” ($5.0 million).

      Severance costs resulted from workforce reductions of approximately 400 personnel completed during the quarter, primarily in executive, support and other non-customer facing functions in the Americas and EMEA regions. Management also identified a number of facilities for consolidation primarily in the Americas and EMEA regions. These facilities generally related to certain logistics and warehousing operations as well as certain administrative facilities across both operating groups and at the corporate level. The charges related to reserves for remaining non-cancelable lease obligations and write-downs to fair market value of owned assets located in these facilities that have been vacated. Management also evaluated and elected to discontinue a number of IT-related initiatives that, in light of recent business restructurings, no longer met the Company’s return on investment standards for continued use or development. These charges related to the write-off of capitalized hardware and software.

      Of these charges, $14.8 million represented non-cash write-downs and $17.4 million require the use of cash, of which $4.5 million had been expended as of October 4, 2003. The unutilized portion of the first quarter charges relates to severance accruals, substantially all of which are scheduled to be utilized by the end of fiscal 2004, and contractual lease commitments, substantially all of which are scheduled to be utilized by the end of fiscal 2007.

Operating Income

      As a result of the factors discussed in this MD&A, operating income in the first quarter of fiscal 2004 was $8.4 million (0.3% of sales) as compared with $20.0 million (0.9% of sales) in the prior year first quarter. These results were negatively impacted by certain charges recorded in the first quarter of fiscal 2004 (see “Restructuring and Other Charges”), which totaled $32.2 million, or 1.3% of sales. EM improved its operating profit margin to 2.5% in the first quarter of fiscal 2004 as compared to 1.2% in the prior year first quarter and TS improved its operating profit margin to 1.7% in the current quarter as compared to 1.1% in the first quarter of fiscal 2003.

Interest Expense and Other Income, net

      Interest expense was $27.2 million in the first quarter of fiscal 2004, up slightly from $27.0 million in the first quarter of fiscal 2003. This increase was primarily a result of the increased interest costs associated with the $475 million of 9 3/4% Notes issued in February 2003. These bonds bear interest at a higher rate per annum than the 6.45% and 8.20% Notes that were partially redeemed with the proceeds from the 9 3/4% Notes offering (see “Financing Transactions” for further discussion). The Company entered into hedge contracts on a portion of the 9 3/4% Notes, which effectively converts these notes from a fixed rate to a US LIBOR variable rate plus a spread. The effective rate was significantly lower than 9 3/4% during the first quarter and the expected impact of this was a reduction in first quarter interest expense by approximately $1.4 million. However, this decrease in interest expense was more than offset by the increase in interest expense that resulted from the additional week (fourteen weeks versus the normal thirteen) in the quarter due to the Company’s fiscal calendar discussed above.

      Other income, net, was $2.3 million in the first quarter of fiscal 2004 as compared to $5.9 million in the first quarter of fiscal 2003. The decrease in other income, net, was primarily a result of favorable foreign currency translation impacts during the first quarter of fiscal 2003.

Income Tax Benefit

      The Company’s effective tax rate on its loss before income taxes was 31.0% in the first quarter of 2004 as compared to 57.2% in the first quarter of fiscal 2003. The mix of profits globally at varying statutory rates impacts the Company’s consolidated tax rate. Based on tax planning initiatives put in place over the past year as well as the Company’s projected profit mix through the remainder of fiscal 2004, management anticipates the Company’s effective tax rate will continue to be in the range of 30-35% for the remainder of the year.

Net Loss

      As a result of the operational performance and other factors described in the preceding sections of this MD&A, the Company’s consolidated net loss for the first quarter of fiscal 2004 was $11.4 million ($0.09 per share on a diluted basis) as compared to a net loss in the prior year first quarter of $0.5 million (essentially breakeven on a per share basis). The first quarter of fiscal 2004 results included the negative after-tax impact of restructuring and other charges of $22.2 million ($0.18 per share on a diluted basis).

LIQUIDITY AND CAPITAL RESOURCES

Cash Flow

      During the first quarter of fiscal 2004, the Company generated cash flow of $30.7 million from operations before depreciation, amortization, deferred taxes and other non-cash items (primarily provision for doubtful accounts and non-cash restructuring and other charges discussed in “Restructuring and Other Charges” above). The Company also generated cash flow of $26.4 million from reduction in working capital (excluding cash and cash equivalents), thus generating net cash flow from operating activities of $57.1 million. The positive cash flow from working capital reductions was a result of the Company’s continued efforts to improve its asset utilization and efficiency by reducing the net balance of trade receivables, inventory and accounts payable in a continued flat electronic components and computer products distribution industry. Management’s efforts to reduce working capital were even more significant during prior years when the industry was still in a decline during the economic downturn that began mid-way through fiscal 2001. As a result, positive cash flow from working capital reductions in the first quarter of fiscal 2003 was higher at $116.5 million.

      In addition to net cash flows from operating activities in the first quarter of fiscal 2004, $2.8 million was needed for what management considers other normal business operations, including purchases of property, plant and equipment ($7.8 million), less cash proceeds from sales of property, plant and equipment ($1.1 million) and cash generated from other items ($3.9 million). As a result, the Company generated cash flows of $54.3 million in net cash and cash equivalents from normal business operations during the first quarter of fiscal 2004. The Company also used $1.4 million for acquisitions of operations during the first quarter of 2004 (primarily acquisitions of minority interests in a subsidiary purchased in a prior fiscal year). These combined net proceeds of $52.9 million were used to repay debt balances, net, of $37.3 million and to generate additional cash and cash equivalents of $15.6 million during the first quarter of fiscal 2004.

Capital Structure and Contractual Obligations

      The following table summarizes the Company’s capital structure as of the end of the first quarter of fiscal 2004 with a comparison to fiscal 2003 year-end:

	October 4,	June 27,	%
	2003	2003	Change

	(Dollars in thousands)
Short-term debt	$150,829	$187,656	(19.6)%
Long-term debt	1,274,206	1,278,399	(0.3)

Total debt	1,425,035	1,466,055	(2.8)
Shareholders’ equity	1,841,308	1,832,522	0.5

Total capitalization	$3,266,343	$3,298,577	(1.0)

      Long-term debt in the above table includes the fair value adjustment of $31.8 million and $36.2 million at October 4, 2003 and June 27, 2003, respectively, for the hedged 8.00% and 9 3/4% Notes discussed in “Financing Transactions” below. For a description of the Company’s long-term debt and lease commitments for the next five years and thereafter, see Long-Term Contractual Obligations appearing in Item 7 of the Company’s Annual Report on Form 10-K for the year ended June 27, 2003. With the exception of pay downs of debt obligations discussed herein and regularly scheduled lease payments, there are no material changes to this information.

      The Company also has an accounts receivable securitization program (the “Program”), discussed more fully in “Off-Balance Sheet Arrangements” below. There were no drawings under the Program at October 4, 2003 or June 27, 2003.

      In connection with the Company’s January 2000 acquisition of 84% of the stock of Eurotronics B.V., which went to market as SEI, the Company entered into a share purchase agreement with the sellers that called for an additional payment of cash or common stock of the Company if the Company’s share price does not reach $45.25 per share by January 2004. This guarantee would result in an additional payment to the sellers of approximately $65.2 million based upon the Company’s stock price as of October 4, 2003.

Financing Transactions

      In February 2003, the Company used the proceeds of $465.3 million, net of underwriting fees, from the issuance in that month of the Company’s $475.0 million of 9 3/4% Notes due February 15, 2008 (the “9 3/4% Notes”) to redeem $159.1 million of its 6.45% Notes due August 15, 2003 (the “6.45% Notes”) and $220.1 million of its 8.20% Notes due October 17, 2003 (the “8.20% Notes”). The excess proceeds after these early redemptions were held in an escrow account to be used to repay the remaining principal on the 6.45% Notes and 8.20% Notes at their respective maturity dates plus interest due through their maturities. During the quarter ended October 4, 2003, the remaining principal plus interest due through maturity on the 6.45% Notes was paid out of this escrow account. At October 4, 2003, cash and cash equivalents include $36.5 million of cash restricted and held in the escrow account for repayment of the remaining 8.20% Notes outstanding plus accrued interest through their October 17, 2003 maturity date. At June 27, 2003, the balance in this escrow account was $78.5 million.

      As of June 27, 2003, the Company had a multi-year credit facility with a syndicate of banks led by Bank of America that provided up to $350.0 million in financing that was to mature on October 25, 2004. At June 27, 2003 and during the quarter ended October 4, 2003, there were no outstanding balances under the multi-year credit facility. Because the Company did not expect to draw on the facility prior to its October 2004 expiration and due to the availability under the Program, discussed further in “Off-Balance Sheet Arrangements” and “Liquidity Analysis” below, the Company terminated the facility on September 8, 2003. The Company wrote-off the remaining unamortized deferred loan costs associated with this facility, which amounted to $4.5 million as of the date the facility was terminated.

      The Company has two interest rate swaps with a total notional amount of $400.0 million in order to hedge the change in fair value of the 8.00% Notes due November 2006 (the “8% Notes”) related to fluctuations in interest rates. These contracts are classified as fair value hedges and mature in November 2006. The interest rate swaps modify the Company’s interest rate exposure by effectively converting the fixed rate on the 8% Notes to a floating rate (4.1% at October 4, 2003) based on three-month U.S. LIBOR plus a spread through their maturities. In July 2003, the Company entered into three additional interest rate swaps with a total notional amount of $300.0 million in order to hedge the change in fair value of the 9 3/4% Notes related to fluctuations in interest rates. These hedges are also classified as fair value hedges and mature in February 2008. These interest rate swaps modify the Company’s interest rate exposure by effectively converting the fixed rate on the 9 3/4% Notes to a floating rate (7.3% at October 4, 2003) based on three-month U.S. LIBOR plus a spread through their maturities. The hedged fixed rate debt and the interest rate swaps are adjusted to current market values through interest expense in the accompanying consolidated statements of operations. The Company accounts for the hedges using the shortcut method as defined under Statement of Financial Accounting Standards No. 133 “Accounting for Derivative Instruments and Hedging Activities,” as amended by Statement of Financial Accounting Standards No. 138, “Accounting for Certain Derivative Instruments and Hedging Activities.” Due to the effectiveness of the hedges since inception, the market value adjustments for the hedged debt and the interest rate swaps directly offset one another.

      In addition to its primary financing arrangements, the Company has several small lines of credit in various locations to fund the short-term working capital, foreign exchange, overdraft and letter of credit needs of its wholly owned subsidiaries in Europe and Asia. Avnet generally guarantees its subsidiaries’ debt under these facilities.

Off-Balance Sheet Arrangements

      The Company has an accounts receivable program (the “Program”) with two financial institutions whereby it may sell, on a revolving basis, an undivided interest in a pool of its trade accounts receivable. Under the Program, the Company may sell receivables in securitization transactions and retain a subordinated interest and servicing rights to those receivables. When receivables are sold under the Program, they are sold without legal recourse to third party conduits through a wholly owned bankruptcy-remote special purpose entity that is consolidated for financial reporting purposes. The Program qualifies for sale treatment under Statement of Financial Accounting Standards No. 140, “Accounting for Transfer and Servicing of Financial Assets and Extinguishment of Liabilities.” The availability for financing under the Program is up to $350 million and is dependent on the level of the Company’s trade receivables from month to month. There were no receivables sold under the Program at October 4, 2003 or June 27, 2003.

      The purpose of the Program is to provide the Company with an additional source of liquidity at interest rates more favorable than it could receive through other forms of financing. The Program was amended in August 2003 to adjust certain minimum unsecured credit ratings that the Company must maintain in order to continue using the Program in its current form. These minimum credit rating triggers, as amended, are Ba3 by Moody’s Investor Services (“Moody’s”) and BB- by Standard & Poors (“S&P”). The August 2003 amendment also effectively extended the term of the Program to August 2005.

Covenants and Conditions

      The Program contains certain covenants relating to the quality of the receivables sold under the Program in addition to the minimum unsecured credit rating triggers discussed in “Off-Balance Sheet Arrangements” above. If these conditions are not met, the Company may not be able to borrow any additional funds under the Program and the financial institutions generally have the right to accelerate any amounts outstanding. Circumstances that could affect the Company’s ability to meet the required covenants and conditions of the Program include the duration and depth of the current industry and economic downturn and the impact on profitability, perceived financial strength or weakness by credit rating agencies and various other economic, market and industry factors. The Company was in compliance with all covenants, including the minimum unsecured credit ratings triggers, for the Program at October 4, 2003.

      See “Liquidity Analysis” for further discussion of the Company’s availability under its primary financing facilities.

Liquidity Analysis

      Under its current financing arrangements discussed above, the Company had an aggregate of approximately $350.0 million in additional borrowing capacity at October 4, 2003. The Company also had $411.1 million of cash and cash equivalents at October 4, 2003, although $36.5 million of that cash on hand was held in an escrow account that is restricted to repay the remaining principal and interest obligation on the 8.20% Notes as discussed in “Financing Transactions” above. Management believes its borrowing capacity, its current cash availability and its ability to generate cash from normal operations are sufficient to meet its projected working capital requirements and debt obligations maturing in the upcoming year.

      The following table highlights the Company’s liquidity and related ratios as of the end of the first quarter of fiscal 2004 with a comparison to the fiscal 2003 year-end:

Comparative Analysis — Liquidity

	October 4,	June 27,
	2003(1)	2003(1)	% Chg

	(Dollars in millions)
Current assets	$3,208.1	$3,126.1	2.6%
Quick assets	1,945.9	1,867.3	4.2
Current liabilities	1,374.7	1,306.1	5.3
Working capital	1,833.4	1,820.0	0.7
Total debt	1,425.0	1,466.1	(2.8)
Total capital	3,266.3	3,298.6	(1.0)
Quick ratio	1.4:1	1.4:1
Working capital ratio	2.3:1	2.4:1
Debt to total capital ratio	43.6%	44.4%

(1)	Ratios that include cash and cash equivalents include $36.5 million and $78.5 million of restricted cash held in escrow at October 4, 2003 and June 27, 2003, respectively, to fund remaining principal and interest payments on notes redeemed early (see “Financing Transactions” for further discussion).

      The Company’s quick assets at October 4, 2003 totaled $1.95 billion as compared to $1.87 billion at June 27, 2003. This increase in quick assets is primarily a function of the increase in receivables driven by the sales growth during the current quarter and the timing of the Company’s fiscal quarter-end falling after most customers’ fiscal quarter-end, which predominantly falls on September 30. At October 4, 2003, quick assets were greater than the Company’s current liabilities by $571.2 million as compared with $561.2 million at the end of fiscal 2003. Working capital at October 4, 2003 was $1.83 billion as compared with $1.82 billion at June 27, 2003. These ratios remained fairly consistent due to the increase in accounts payable between the two periods, due primarily to the sales volume trends and quarter-end timing as discussed for receivables above, offset in part by the reduction of current debt relating to the retirement of the remaining obligations under the 6.45% Notes during the first quarter of fiscal 2004. At October 4, 2003, to support each dollar of current liabilities, the Company had $1.41 of quick assets and $0.92 of other current assets for a total of $2.33 as compared with $2.39 at June 27, 2003.

      The Company does not currently have any material commitments for capital expenditures.

Recently Issued Accounting Pronouncements

      In January 2003, the FASB issued FASB Interpretation No. 46 (“FIN 46”), “Consolidation of Variable Interest Entities,” as subsequently amended by FASB Staff Position 46-6, “Effective Date of FASB Interpretation No. 46,” which requires the consolidation of variable interest entities (“VIEs”), as defined, based upon an assessment of a company’s investment interests in the VIE as it relates to the interests of other investors in the VIE. FIN 46 also includes certain disclosure requirements related to any VIEs. The consolidation requirements apply to any VIEs created after January 31, 2003 and, for any VIEs that existed on that date or prior, the consolidation requirements are effective in Avnet’s second quarter of fiscal 2004 to the extent Avnet continues to hold an investment interest in any such VIEs as of the first day of that quarter. The adoption of FIN 46 is not expected to have a material impact on the Company’s consolidated financial statements.

      In April 2003, the FASB issued Statement of Financial Accounting Standards No. 149 (“SFAS 149”), “Amendment of Statement 133 on Derivative Instruments and Hedging Activities,” which amends and clarifies financial accounting and reporting for derivative instruments, including certain derivative instruments embedded in other contracts. SFAS 149 is effective for contracts entered into or modified after June 30, 2003 and for hedging relationships designated after June 30, 2003. The provisions of SFAS 149 are to be applied prospectively and, therefore, had no impact on pre-existing hedging transactions.

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

      The Company seeks to reduce earnings and cash flow volatility associated with changes in interest rates and foreign currency exchange rates by entering into financial arrangements intended to provide a hedge against all or a portion of the risks associated with such volatility. The Company continues to have exposure to such risks to the extent they are not hedged.

      See Item 7A, “Quantitative and Qualitative Disclosures About Market Risk,” in the Company’s Annual Report on Form 10-K for the year ended June 27, 2003 for discussion of market risks associated with interest rates and foreign currency exchange. Avnet’s exposure to foreign exchange risks have not changed materially since June 27, 2003 as the Company continues to hedge the majority of its foreign exchange exposures. Thus, any increase or decrease in fair value of the Company’s foreign exchange contracts is generally offset by an opposite effect on the related hedged position.

      See “Liquidity and Capital Resources” appearing in Item 2 of this Report for further discussion of the Company’s financing facilities and capital structure. As of October 4, 2003, 49% of the Company’s debt bears interest at a fixed rate and 51% of the Company’s debt bears interest at variable rates (including as variable rate debt the $400.0 million 8% Notes and $300.0 million of the 9 3/4% Notes based on the variable rate hedges in place to hedge the Company’s exposure to changes in fair value associated with these Notes due to changes in interest rates — see “Financing Transactions” for further discussion). Therefore, a hypothetical 1.0% (100 basis point) increase in interest rates would result in a $1.8 million impact on loss before income taxes in the Company’s consolidated statement of operations for the quarter ended October 4, 2003.

Item 4.	Controls and Procedures

      The Company’s management, including its Chief Executive Officer and Chief Financial Officer, have evaluated the effectiveness of the Company’s disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934 (the “Exchange Act”)) as of the end of the reporting period covered by this quarterly report on Form 10-Q. Based on such evaluation, the Chief Executive Officer and Chief Financial Officer have concluded that, as of the end of the period covered by this quarterly report on Form 10-Q, the Company’s disclosure controls and procedures are effective such that material information required to be disclosed by the Company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified by the Securities and Exchange Commission’s rules and forms relating to the Company.

      During the first quarter of fiscal 2004, there have been no changes to the Company’s internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II

OTHER INFORMATION

Item 1.     Legal Proceedings

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

      In May 1993, the Company and the former owners of a Company-owned site in Oxford, North Carolina entered into a Settlement Agreement in which the former owners agreed to bear 100% of all costs associated with investigation and cleanup of soils and sludges remaining on the site and 70% of all costs associated with investigation and cleanup of groundwater. The Company agreed to be responsible for 30% of the groundwater investigation and cleanup costs. In October 1993, the Company and the former owners entered into a Consent Decree and Court Order with the Environmental Protection Agency (the “EPA”) for the environmental clean-up of the site, the cost of which, according to the EPA’s remedial investigation and feasibility study, was estimated to be approximately $6.3 million, exclusive of the approximately $1.5 million in EPA past costs paid by the PRPs.

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

Item 6.     Exhibits and Reports on Form 8-K

      A.     Exhibits:

Exhibit
Number	Exhibit

3.*	By-laws of the Company, effective November 6, 2003.
10.*	Change of Control Agreement dated September 22, 2003 between the Company and Richard Hamada.
31.1*	Certification by Roy Vallee, Chief Executive Officer, under Section 302 of the Sarbanes-Oxley Act of 2002.
31.2*	Certification by Raymond Sadowski, Chief Financial Officer, under Section 302 of the Sarbanes-Oxley Act of 2002.
32.1**	Certification by Roy Vallee, Chief Executive Officer, under Section 906 of the Sarbanes-Oxley Act of 2002.
32.2**	Certification by Raymond Sadowski, Chief Financial Officer, under Section 906 of the Sarbanes-Oxley Act of 2002.

*	Filed herewith.

**	Furnished herewith.

      B.     Reports on Form 8-K:

      During the first quarter of fiscal 2004, the Company filed, or furnished, the following Current Reports on Form 8-K: (1) Current Report on Form 8-K bearing cover date of July 14, 2003 in which the Company reported under Item 9 that it had issued a press release announcing certain restructuring and other cost saving initiatives to take place during the Company’s fiscal 2004; (2) Current Report on Form 8-K bearing cover date of July 30, 2003 in which the Company reported under Item 5 certain reconciliations between US Generally Accepted Accounting Principles (GAAP) and certain non-GAAP measures presented in certain prior period filings that would be incorporated by reference in future filings; (3) Current Report on Form 8-K bearing cover date of August 6, 2003 in which the Company furnished, pursuant to Item 12, its press release announcing the fourth quarter and fiscal year 2003 financial results; (4) Current Report on Form 8-K bearing cover date of September 9, 2003 in which the Company furnished, pursuant to Item 9, its press release announcing the early termination of its multi-year credit facility; and (5) Current Report on Form 8-K bearing cover date of September 15, 2003 in which the Company filed certain exhibits under Item 7 and reported under Item 8 that the Company had changed its fiscal year from the Friday closest to June 30 to the Saturday closest to June 30.

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

John F. Cole
Controller and Principal Accounting Officer

Date: November 14, 2003

INDEX TO EXHIBITS

Exhibit
Number		Exhibit

3	.*	By-laws of the Company, effective November 6, 2003.
10	.*	Change of Control Agreement dated September 22, 2003 between the Company and Richard Hamada.
31	.1*	Certification by Roy Vallee, Chief Executive Officer, under Section 302 of the Sarbanes-Oxley Act of 2002.
31	.2*	Certification by Raymond Sadowski, Chief Financial Officer, under Section 302 of the Sarbanes-Oxley Act of 2002.
32	.1**	Certification by Roy Vallee, Chief Executive Officer, under Section 906 of the Sarbanes-Oxley Act of 2002.
32	.2**	Certification by Raymond Sadowski, Chief Financial Officer, under Section 906 of the Sarbanes-Oxley Act of 2002.

*	Filed herewith.

**	Furnished herewith.