Form 10-Q
period 2004-01-03
AVNET INC
filed 2004-02-13
CIK 8858

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE

SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended January 3, 2004

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

      The total number of shares outstanding of the registrant’s Common Stock (net of treasury shares) as of
January 31, 2004                                                                                                                                             120,149,732 shares.

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

•	A technology industry down-cycle, particularly the semiconductor sector, would adversely affect Avnet’s expected operating results.

•	Competitive pressures among distributors of electronic components and computer products may increase significantly through entry of new competitors or otherwise.

•	General economic or business conditions, domestic and foreign, may be less favorable than management expected, resulting in lower sales and declining operating results which can, in turn, impact the Company’s credit ratings, debt covenant compliance and liquidity, as well as the Company’s ability to maintain existing unsecured financing or to obtain new financing.

•	Legislative or regulatory changes may adversely affect the businesses in which Avnet is engaged.

•	Adverse changes may occur in the securities markets.

•	Changes in interest rates and currency fluctuations may reduce Avnet’s profit margins.

•	Avnet may be adversely affected by the allocation of products by suppliers.

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

PART I

FINANCIAL INFORMATION

Item 1.     Financial Statements

AVNET, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(Unaudited)

	January 3,	June 27,
	2004	2003

	(Thousands, except
	share amounts)
ASSETS
Current assets:
Cash and cash equivalents	$479,449	$395,467
Receivables, less allowances of $79,513 and $84,042, respectively	1,769,163	1,471,806
Inventories	1,166,953	1,097,580
Other	80,511	161,237

Total current assets	3,496,076	3,126,090
Property, plant and equipment, net	208,807	250,412
Goodwill (Note 4)	860,998	857,110
Other assets	254,992	265,939

Total assets	$4,820,873	$4,499,551

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Borrowings due within one year (Note 5)	$119,568	$187,656
Accounts payable	1,125,501	802,039
Accrued expenses and other	313,192	316,355

Total current liabilities	1,558,261	1,306,050
Long-term debt, less due within one year (Note 5)	1,267,735	1,278,399
Other long-term liabilities	67,652	82,580

Total liabilities	2,893,648	2,667,029

Commitments and contingencies (Note 6)
Shareholders’ equity (Notes 3 and 7):
Common stock $1.00 par; authorized 300,000,000 shares; issued 120,025,000 shares and 119,555,000 shares, respectively	120,025	119,555
Additional paid-in capital	574,022	568,010
Retained earnings	1,039,468	1,041,892
Cumulative other comprehensive income (Note 7)	193,854	103,207
Treasury stock at cost, 8,337 shares and 11,532 shares, respectively	(144)	(142)

Total shareholders’ equity	1,927,225	1,832,522

Total liabilities and shareholders’ equity	$4,820,873	$4,499,551

See notes to consolidated financial statements.

AVNET, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

	Second Quarters Ended		Six Months Ended

	January 3,	December 27,	January 3,	December 27,
	2004	2002	2004	2002

	(Thousands, except per share data)
Sales	$2,554,460	$2,346,665	$4,962,110	$4,520,555
Cost of sales	2,225,301	2,031,099	4,323,854	3,907,370

Gross profit	329,159	315,566	638,256	613,185
Selling, general and administrative expenses	271,470	283,993	540,021	561,659
Restructuring and other charges (Note 11)	23,465	106,765	55,618	106,765

Operating income (loss)	34,224	(75,192)	42,617	(55,239)
Other income, net	1,935	4,658	4,237	10,596
Interest expense	(23,209)	(24,306)	(50,367)	(51,337)

Income (loss) before income taxes	12,950	(94,840)	(3,513)	(95,980)
Income tax provision (benefit)	4,015	(36,183)	(1,089)	(36,835)

Net income (loss)	$8,935	$(58,657)	$(2,424)	$(59,145)

Net earnings (loss) per share (Note 8):
Basic	$0.07	$(0.49)	$(0.02)	$(0.49)

Diluted	$0.07	$(0.49)	$(0.02)	$(0.49)

Shares used to compute earnings (loss) per share (Note 8):
Basic	119,909	119,419	119,753	119,419

Diluted	120,898	119,419	119,753	119,419

See notes to consolidated financial statements.

AVNET, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Six Months Ended

	January 3,	December 27,
	2004	2002

	(Thousands)
Cash flows from operating activities:
Net loss	$(2,424)	$(59,145)
Non-cash and other reconciling items:
Depreciation and amortization	35,107	47,709
Deferred taxes	37	(3,495)
Non-cash restructuring and other charges (Note 11)	31,409	59,027
Other, net (Note 9)	21,810	20,454

	85,939	64,550
Changes in (net of effects from business acquisitions and dispositions):
Receivables	(254,941)	(6,922)
Inventories	(27,332)	199,351
Accounts payable	299,266	32,121
Accrued expenses and other, net	45,372	161,902

Net cash flows provided from operating activities	148,304	451,002

Cash flows from financing activities:
Reduced drawings under accounts receivable securitization program (Note 5)	—	(150,000)
Repayment of notes (Note 5)	(70,878)	—
Proceeds from (repayments of) commercial paper and bank debt, net (Note 5)	2,067	(257,833)
Proceeds from (repayments of) other debt, net (Note 5)	15	(1,539)
Other, net	6,497	(67)

Net cash flows used for financing activities	(62,299)	(409,439)

Cash flows from investing activities:
Purchases of property, plant and equipment	(14,923)	(24,781)
Cash proceeds from sales of property, plant and equipment	1,306	8,683
Acquisition of operations and investments, net	(1,448)	(1,899)

Net cash flows used for investing activities	(15,065)	(17,997)

Effect of exchange rate changes on cash and cash equivalents	13,042	2,938

Cash and cash equivalents:
— increase	83,982	26,504
— at beginning of period	395,467	159,234

— at end of period	$479,449	$185,738

Additional cash flow information (Note 9)

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

      2.     The results of operations for the second quarter and six months ended January 3, 2004 are not necessarily indicative of the results to be expected for the full year. The Company operates on a “52/53 week” fiscal year and, as a result, the six months ended January 3, 2004 contained 27 weeks while the six months ended December 27, 2002 contained 26 weeks.

      3.     Stock-based compensation:

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

      Reported and pro forma net income (loss) and earnings (loss) per share are as follows:

	Second Quarters Ended		Six Months Ended

	January 3,	December 27,	January 3,	December 27,
	2004	2002	2004	2002

	(Thousands, except per share data)
Net income (loss), as reported	$8,935	$(58,657)	$(2,424)	$(59,145)
Less: Fair value impact of employee stock compensation, net of tax	(2,480)	(2,362)	(4,824)	(4,579)

Pro forma net income (loss)	$6,455	$(61,019)	$(7,248)	$(63,724)

Earnings (loss) per share:
Basic and diluted — as reported	$0.07	$(0.49)	$(0.02)	$(0.49)

Basic and diluted — pro forma	$0.05	$(0.51)	$(0.06)	$(0.53)

Number of shares of common stock reserved for stock option and stock incentive programs as of January 3, 2004:				17,107,387

AVNET, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

      4.     Goodwill:

      The following table presents the carrying amount of goodwill, by reportable segment, for the six months ended January 3, 2004:

	Electronics	Technology
	Marketing	Solutions	Total

	(Thousands)
Carrying value at June 27, 2003	$601,236	$255,874	$857,110
Additions	1,448	—	1,448
Other	287	2,153	2,440

Carrying value at January 3, 2004	$602,971	$258,027	$860,998

      The “Other” caption above primarily represents the impact of changes in foreign currency exchange rates on goodwill denominated in currencies other than U.S. dollars.

      5.     External financing:

      Short-term debt consists of the following:

	January 3,	June 27,
	2004	2003

	(Thousands)
Bank credit facilities	$15,006	$11,834
6.45% Notes due August 15, 2003	—	40,859
8.20% Notes due October 17, 2003	—	29,944
6 7/8% Notes due March 15, 2004	100,000	100,000
4.5% Convertible Notes due September 1, 2004	2,956	3,031
Other debt due within one year	1,606	1,988

Short-term debt	$119,568	$187,656

      Bank credit facilities consist of various committed and uncommitted lines of credit with financial institutions utilized primarily to support the working capital requirements of foreign operations. The weighted average interest rates on the bank credit facilities at January 3, 2004 and June 27, 2003 were 3.5% and 4.7%, respectively.

      Long-term debt consists of the following:

	January 3,	June 27,
	2004	2003

	(Thousands)
7 7/8% Notes due February 15, 2005	$360,000	$360,000
8.00% Notes due November 15, 2006	400,000	400,000
9 3/4% Notes due February 15, 2008	475,000	475,000
Other long-term debt	8,060	7,237

Subtotal	1,243,060	1,242,237
Fair value adjustment for hedged 8.00% and 9 3/4% Notes	24,675	36,162

Long-term debt	$1,267,735	$1,278,399

      In February 2003, the Company used the proceeds of $465,313,000, net of underwriting fees, from the issuance in that month of the Company’s $475,000,000 of 9 3/4% Notes due February 15, 2008 (the “9 3/4%

AVNET, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Notes”) to redeem $159,141,000 of its 6.45% Notes due August 15, 2003 (the “6.45% Notes”) and $220,056,000 of its 8.20% Notes due October 17, 2003 (the “8.20% Notes”). The excess proceeds after these early redemptions were held in an escrow account and used to repay the remaining principal on the 6.45% Notes and 8.20% Notes at their respective maturity dates plus interest due through their maturities. During the six months ended January 3, 2004, the remaining principal plus interest due through maturity on the 6.45% Notes and the 8.20% Notes was paid out of this escrow account. At June 27, 2003, the balance in this escrow account was $78,543,000.

      As of June 27, 2003, the Company had a multi-year credit facility with a syndicate of banks led by Bank of America that provided up to $350,000,000 in financing that was to mature on October 25, 2004. At June 27, 2003 and during the six months ended January 3, 2004, there were no outstanding balances under the multi-year credit facility. Because the Company did not expect to draw on the facility prior to its October 2004 expiration, the Company terminated the facility on September 8, 2003. The Company wrote-off the remaining unamortized deferred loan costs associated with this facility, which amounted to $4,514,000 as of the date the facility was terminated (see Note 11).

      The Company has two interest rate swaps with a total notional amount of $400,000,000 in order to hedge the change in fair value of the 8.00% Notes due November 2006 (the “8% Notes”) related to fluctuations in interest rates. These contracts are classified as fair value hedges and mature in November 2006. The interest rate swaps modify the Company’s interest rate exposure by effectively converting the fixed rate on the 8% Notes to a floating rate (4.1% at January 3, 2004) based on three-month U.S. LIBOR plus a spread through their maturities. In July 2003, the Company entered into three additional interest rate swaps with a total notional amount of $300,000,000 in order to hedge the change in fair value of the 9 3/4% Notes related to fluctuations in interest rates. These hedges are also classified as fair value hedges and mature in February 2008. These interest rate swaps modify the Company’s interest rate exposure by effectively converting the fixed rate on the 9 3/4% Notes to a floating rate (7.3% at January 3, 2004) based on three-month U.S. LIBOR plus a spread through their maturities. The hedged fixed rate debt and the interest rate swaps are adjusted to current market values through interest expense in the accompanying consolidated statements of operations. The Company accounts for the hedges using the shortcut method as defined under Statement of Financial Accounting Standards No. 133 “Accounting for Derivative Instruments and Hedging Activities,” as amended by Statement of Financial Accounting Standards No. 138, “Accounting for Certain Derivative Instruments and Hedging Activities.” Due to the effectiveness of the hedges since inception, the market value adjustments for the hedged debt and the interest rate swaps directly offset one another. The fair value of the interest rate swaps at January 3, 2004 and June 27, 2003 was $24,675,000 and $36,162,000, respectively, and is included in other long-term assets in the accompanying consolidated balance sheets. Additionally, included in long-term debt is a comparable fair value adjustment increasing the total liability by these same amounts.

      6.     Commitments and contingencies:

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

      In connection with the Company’s January 2000 acquisition of 84% of the stock of Eurotronics B.V., which went to market as SEI, the Company entered into a share purchase agreement with the sellers that called for an additional payment of cash or common stock of the Company if the Company’s share price does not reach $45.25 per share by January 2004. The share purchase agreement calls for the final obligation to be determined within a 120-day period following the close of the guarantee period in January 2004. Therefore, the Company expects the final obligation will be settled and paid to the sellers in cash prior to the end of fiscal

AVNET, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

2004. This guarantee would result in an additional payment to the sellers of approximately $56,100,000 based upon the Company’s stock price as of January 3, 2004.

      7.     Comprehensive income (loss):

	Second Quarters Ended		Six Months Ended

	January 3,	December 27,	January 3,	December 27,
	2004	2002	2004	2002

		(Thousands)
Net income (loss)	$8,935	$(58,657)	$(2,424)	$(59,145)
Foreign currency translation adjustments	71,238	39,085	90,647	27,567

Total comprehensive income (loss)	$80,173	$(19,572)	$88,223	$(31,578)

      8.     Earnings (loss) per share:

	Second Quarters Ended		Six Months Ended

	January 3,	December 27,	January 3,	December 27,
	2004	2002	2004	2002

	(Thousands, except per share data)
Numerator:
Net income (loss)	$8,935	$(58,657)	$(2,424)	$(59,145)

Denominator:
Weighted average common shares for basic earnings (loss) per share	119,909	119,419	119,753	119,419
Net effect of dilutive stock options and restricted stock awards	989	—	—	—

Weighted average common shares for diluted earnings (loss) per share	120,898	119,419	119,753	119,419

Basic earnings (loss) per share	$0.07	$(0.49)	$(0.02)	$(0.49)

Diluted earnings (loss) per share	$0.07	$(0.49)	$(0.02)	$(0.49)

      The 4.5% convertible notes are excluded from the computation of earnings (loss) per share in each period presented as the effects were antidilutive. The effects of certain stock options and restricted stock awards are also excluded from the determination of the weighted average common shares for diluted earnings (loss) per share in each of the periods presented as the effects were antidilutive or the exercise price for the outstanding options exceeded the average market price for the Company’s stock. Accordingly, in the second quarter and six months ended January 3, 2004, the effects of approximately 4,389,000 and 10,363,000 shares, respectively, related to stock options and restricted stock awards, are excluded from the computation above, of which approximately 4,389,000 shares in each period related to options for which the exercise prices were greater than the average market price of the Company’s common stock. Additionally, in the second quarter and six months ended December 27, 2002, the effects of approximately 11,101,000 shares in each period related to stock options and restricted stock awards are excluded from the computation above, of which approximately 10,873,000 shares in each period related to options for which the exercise prices were greater than the average market price of the Company’s common stock.

AVNET, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

      9.     Additional cash flow information:

      Other non-cash and other reconciling items primarily include the provision for doubtful accounts.

      Interest and income taxes paid (refunded) in the first six months of fiscal 2004 and 2003 were as follows:

	Six Months Ended

	January 3,	December 27,
	2004	2002

	(Thousands)
Interest	$54,526	$51,840
Income taxes	(68,904)	(159,985)

      10.     Segment information:

      During the first quarter of fiscal 2004, the Company combined its Computer Marketing (“CM”) and Applied Computing (“AC”) operating groups into one computer products and services business called Technology Solutions (“TS”). This combination is part of the Company’s continued efforts to strengthen its market leadership position, streamline the business and further leverage cost synergies resulting from the combination. In light of the similarities of the logistics operations and related functions of CM and AC, the consolidation of certain of the units’ operating facilities, equipment and processes is expected to yield significant cost savings while also stimulating new market opportunities for the combined group by selling from a broader, shared line card of products and services to the customers that are now served by the one, larger operating group.

      As a result of the formation of TS, Electronics Marketing (“EM”) and TS are the overall segments upon which management primarily evaluated the operations of the Company and upon which it based its operating decisions during the first six months of fiscal 2004. Therefore, the segment data below reflects the two segments subsequent to the formation of TS. Data for the second quarter and six months ended December 27, 2002 and as of June 27, 2003 has been restated to present segment data on a consistent basis with the current periods.

AVNET, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

	Second Quarters Ended		Six Months Ended

	January 3,	December 27,	January 3,	December 27,
	2004	2002	2004	2002

		(Thousands)
Sales:
Electronics Marketing	$1,332,229	$1,204,074	$2,690,197	$2,445,840
Technology Solutions	1,222,231	1,142,591	2,271,913	2,074,715

	$2,554,460	$2,346,665	$4,962,110	$4,520,555

Operating income (loss):
Electronics Marketing	$40,198	$22,511	$73,607	$37,192
Technology Solutions	30,373	21,662	48,649	32,087
Corporate	(12,882)	(12,600)	(24,021)	(17,753)

	57,689	31,573	98,235	51,526
Restructuring and other charges (Note 11)	(23,465)	(106,765)	(55,618)	(106,765)

	$34,224	$(75,192)	$42,617	$(55,239)

Sales, by geographic area:
Americas	$1,383,770	$1,313,782	$2,675,950	$2,586,891
EMEA	818,214	790,125	1,588,608	1,479,342
Asia/ Pacific	352,476	242,758	697,552	454,322

	$2,554,460	$2,346,665	$4,962,110	$4,520,555

	January 3,	June 27,
	2004	2003

	(Thousands)
Assets:
Electronics Marketing	$3,035,557	$2,928,794
Technology Solutions	1,405,868	1,174,297
Corporate	379,448	396,460

	$4,820,873	$4,499,551

Assets, by geographic area:
Americas	$2,745,206	$2,616,632
EMEA	1,599,003	1,461,270
Asia	476,664	421,649

	$4,820,873	$4,499,551

      The Company manages its business based upon the operating results of its two operating groups before restructuring and other charges (see Note 11). During the second quarter and six months ended January 3, 2004, the approximate unallocated pre-tax restructuring and other charges related to EM were $3,275,000 and $19,446,000, respectively, and the approximate unallocated pre-tax restructuring and other charges related to TS were $19,984,000 and $29,920,000, respectively. During both the second quarter and six months ended December 27, 2002, the approximate unallocated pre-tax restructuring and other charges related to EM and TS were $84,096,000 and $21,312,000, respectively. The remaining restructuring and other charges recorded during the periods noted above relate to corporate activities.

AVNET, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

      11.     Restructuring and other charges:

      During the first and second quarters of fiscal 2004, the Company executed certain restructuring and cost reduction initiatives in order to improve profitability. These actions are a result of the Company’s efforts to generate additional cost savings of approximately $90,000,000 annually (using the quarter ended March 28, 2003 as a base for annualized expenses) and can generally be broken into three categories: (1) the combination of CM and AC as discussed in Note 10; (2) the reorganization of the Company’s global IT resources, which had previously been administered generally on a separate basis within each of the Company’s operating groups; and (3) various other reductions within EM and certain centralized support functions. Management does not expect to incur any additional charges in connection with this cost reduction initiative in future periods.

      Restructuring charges incurred during the quarter ended January 3, 2004 totaled $23,465,000 pre-tax, $16,351,000 after-tax, or $0.14 per diluted share. The charges consisted of severance costs ($5,298,000), charges related to write-downs of owned assets and consolidation of selected facilities ($4,795,000), write-downs of certain capitalized IT-related initiatives ($12,849,000) and other items ($523,000).

      Severance charges related to workforce reductions of approximately 120 personnel, the majority of whom staffed warehousing, administrative and support functions primarily for facilities within the TS EMEA operations that were identified for consolidation as part of the combination of CM and AC. A smaller portion of these charges also impacted operations in the Americas. The efforts to consolidate operations of CM and AC in EMEA also led to charges related to reserves for remaining non-cancelable lease obligations and write-downs to fair market value of owned assets located in the facilities that were vacated. The facilities primarily served in warehousing and administrative capacities. Management also evaluated and elected to discontinue a number of IT-related initiatives that, in light of recent business restructurings, no longer met the Company’s return on investment standards for continued use or development. These charges related to the write-off of capitalized hardware and software. Lastly, the Company’s efforts to combine CM and AC in EMEA resulted in the decision to merge the former CM EMEA operations onto the computer systems that have historically been used in the AC EMEA business. The change in the use of this significant asset of CM EMEA generated a need to analyze the group of long-lived assets within the former CM EMEA operations for impairment. As a result of this analysis, the Company recorded an impairment charge for certain long-lived assets totaling $9,430,000, of which $4,228,000 relates to the CM EMEA computer system. The charge of $9,430,000 is included in the facilities and IT-related charges discussed above. Property, plant and equipment for which a fair value could be determined without undue cost or effort were written down to their indicated fair market values, typically derived from prices for similar assets, while the remaining assets of the former CM EMEA operations were written-off as a result of this impairment analysis.

      Restructuring charges completed during the quarter ended October 4, 2003 totaled $32,153,000 pre-tax and $22,186,000 after-tax, or $0.18 per diluted share. The pre-tax charge consisted of severance costs ($9,393,000), charges related to consolidation of selected facilities ($10,848,000), write-downs of certain capitalized IT-related initiatives ($6,909,000) and other items, consisting primarily of the write-off of the remaining unamortized deferred loan costs associated with the Company’s multiyear credit facility terminated in September 2003 as discussed in Note 5 ($5,003,000).

      Severance costs resulted from workforce reductions of approximately 400 personnel completed during the quarter, primarily in executive, support and other non-customer facing functions in the Americas and EMEA regions. Management also identified a number of facilities for consolidation primarily in the Americas and EMEA regions. These facilities generally related to certain logistics and warehousing operations as well as certain administrative facilities across both operating groups and at the corporate level. The charges related to reserves for remaining non-cancelable lease obligations and write-downs to fair market value of owned assets located in these facilities that have been vacated. Management also evaluated and elected to discontinue a

AVNET, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

number of IT-related initiatives similar to the decisions also reached in the second quarter of fiscal 2004 discussed above. These charges related to the write-off of capitalized hardware and software.

      The combined charges recorded in the six months ended January 3, 2004 totaled $55,618,000 pre-tax and $38,537,000 after-tax, or $0.32 per diluted share. Of these charges, $31,409,000 represented non-cash write-downs and $24,209,000 require the use of cash, of which $14,676,000 had not yet been expended as of January 3, 2004. The unutilized portion of the charges recorded in the first six months of fiscal 2004 relates primarily to severance accruals, substantially all of which are scheduled to be utilized by the end of the first quarter of fiscal 2005, and contractual lease commitments, substantially all of which are scheduled to be utilized by the end of fiscal 2007.

      During the second quarter ended December 27, 2002, the Company executed certain actions as part of its previous cost reduction initiatives and, accordingly, recorded restructuring charges totaling $106,765,000 pre-tax and $65,749,000 after-tax, or $0.55 per diluted share. The pre-tax charge consisted of severance costs ($21,700,000), charges related to consolidation of selected facilities ($37,359,000) and charges related to certain IT-related initiatives ($47,706,000). Of these charges, $59,027,000 represented non-cash asset write-downs and $47,738,000 required the use of cash, of which $21,985,000 had not yet been expended as of January 3, 2004.

      The charges recorded during the second quarter of fiscal 2003 included severance costs and charges related to the consolidation of selected facilities, taken in response to the business environment. During the second quarter of fiscal 2003, management identified a number of facilities worldwide to be consolidated into other existing facilities. The charges relate to reserves for remaining non-cancelable lease obligations, write-downs of the carrying value of certain owned facilities and write-downs of owned assets located in these leased and owned facilities that were vacated. Additionally, workforce reductions at these and other facilities worldwide resulted in terminations of more than 750 personnel. The IT-related charges resulted from management’s decision during the second quarter of fiscal 2003 to discontinue a number of IT-related initiatives that represented insufficient benefit to the Company if they were kept in service or continued to be developed. This included the write-off of capitalized hardware, software and software licenses.

      The following table summarizes the Company’s restructuring and other charge activity during the first six months of fiscal 2004. Non-cash charges, as described above, are included in amounts utilized.

	Severance	Facility	IT-Related
	Costs	Exit Costs	Costs	Other(1)	Total

	(Thousands)
Balance at June 27, 2003	$7,234	$36,908	$742	$647	$45,531
Fiscal 2004 activity	14,691	15,643	19,759	5,525	55,618
Amounts utilized	(12,000)	(18,364)	(19,176)	(5,026)	(54,566)
Other, principally foreign currency translation	690	1,840	52	10	2,592

Balance at January 3, 2004	$10,615	$36,027	$1,377	$1,156	$49,175

(1)	Fiscal 2004 activity in the “other” column represents principally the write-off of the remaining unamortized deferred loan costs associated with the Company’s multi-year credit facility terminated in September 2003 amounting to $4,514,000.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

      For a description of the Company’s critical accounting policies and an understanding of the significant factors that influenced the Company’s performance during the quarters and six months ended January 3, 2004 and December 27, 2002, this “Management’s Discussion and Analysis of Financial Condition and Results of Operations” (“MD&A”) should be read in conjunction with the consolidated financial statements, including the related notes, appearing in Item 1 of this Report as well as the Company’s Annual Report on Form 10-K for the year ended June 27, 2003 and the Company’s quarterly report on Form 10-Q for the quarterly period ending October 4, 2003. The Company operates on a “52/53-week” fiscal year and, as a result, the six months ended January 3, 2004 contained 27 weeks while the six months ended December 27, 2002 contained 26 weeks. This extra week impacts many of the following discussions in this MD&A.

      During the six months ended January 3, 2004, the Company combined its Computer Marketing (“CM”) and Applied Computing (“AC”) operating groups into one group called Technology Solutions (“TS”), as described below. As a result of the formation of TS, Electronics Marketing (“EM”) and TS are the overall segments upon which management primarily evaluated the operations of the Company and upon which it based its operating decisions during the first six months of fiscal 2004. Therefore, the operating group analyses contained in this MD&A reflect the two segments subsequent to the formation of TS. Comparable data for prior periods has been restated to present segment data on a consistent basis with the current fiscal year.

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

      The Company currently consists of two operating groups — Electronics Marketing (“EM”) and Technology Solutions (“TS”) — each with operations in the three major economic regions of the world: the Americas, EMEA (Europe, Middle East and Africa) and Asia. A brief summary of each operating group is provided below:

•	EM markets and sells semiconductors, interconnect, passive and electromechanical devices, and radio frequency/ microwave components. EM markets and sells its products to customers spread across end-markets including communications, computer hardware and peripheral, industrial and manufacturing, medical equipment, and military and aerospace. EM also offers an array of value-added services to its customers such as supply-chain management, engineering design, inventory replenishment systems, connector and cable assembly, and semiconductor programming.

•	TS markets and sells mid-to high-end servers, data storage, software and networking solutions, and the services required to implement these solutions, to the VAR channel and enterprise computing customers. TS also focuses on the worldwide OEM market for computing technology, system integrators and non-PC OEMs that require embedded systems and solutions including engineering, product prototyping, integration and other value-added services.

      The combination of CM and AC into TS was part of the Company’s continued efforts to strengthen its market leadership position, streamline the business and further leverage cost synergies resulting from this combination. In light of the similarities of the logistics operations and related functions of CM and AC, the consolidation of certain of the units’ operating facilities, equipment and processes is expected to yield significant cost savings while also stimulating new market opportunities for the combined group by selling from a broader, shared line card of products and services to the customers that are now served by the one, larger operating group.

RESULTS OF OPERATIONS

      The results for the quarter and six months ended January 3, 2004 continue to reflect technology markets — specifically, the electronic components and computer products industry — and a global economy in general that have been relatively stable since the industry and economic downturn began in fiscal 2001. However, there are now positive signs of growth and a possible industry upturn in the near future. Although the sales performance of the Company has remained relatively stable for much of the past two years during the downturn, the first half of fiscal 2004 has begun to show the first signs of growth with sequential and year-over-year increases in sales in each of the first two quarters of fiscal 2004. This growth, coupled with the effects of the Company’s extensive cost reduction and working capital management efforts of the past eleven quarters, have led to enhanced profitability for the Company as a whole.

      There are also numerous references to the impact of foreign currency translation in the discussion of the Company’s results of operations that follow. The US Dollar has weakened significantly in comparison to most foreign currencies, especially the Euro (which strengthened against the US Dollar by roughly 20% in the second quarter of fiscal 2004 compared to the second quarter of fiscal 2003). When the weaker US Dollar exchange rates of the current quarter are used to translate the results of operations of Avnet’s subsidiaries denominated in foreign currencies, the resulting impact is an inflation, in US Dollars, of reported results.

Sales

      The table below provides period sales for the Company and its operating groups:

Period Sales by Operating Group and Geography

			Sequential		Year – Year
	Q2-Fiscal ’04	Q1-Fiscal ’04	% Change	Q2-Fiscal ’03	% Change

	(Dollars in thousands)
Avnet, Inc.	$2,554,460	$2,407,650	6.1%	$2,346,665	8.9%
EM	1,332,229	1,357,968	(1.9)	1,204,074	10.6
TS	1,222,231	1,049,682	16.4	1,142,591	7.0
EM
Americas	$561,839	$586,705	(4.2)%	$584,830	(3.9)%
EMEA	456,381	465,276	(1.9)	405,948	12.4
Asia	314,009	305,987	2.6	213,296	47.2
TS
Americas	$821,931	$705,475	16.5%	$728,952	12.8%
EMEA	361,833	305,119	18.6	384,177	(5.8)
Asia	38,467	39,088	(1.6)	29,462	30.6
Totals by Region
Americas	$1,383,770	$1,292,180	7.1%	$1,313,782	5.3%
EMEA	818,214	770,395	6.2	790,125	3.6
Asia	352,476	345,075	2.1	242,758	45.2

      The electronic and computer products industry continued to show signs of potential improvement in the second quarter of fiscal 2004. Consolidated sales for the second quarter of fiscal 2004 were $2.55 billion, up $207.8 million, or 8.9%, from the prior year second quarter consolidated sales of $2.35 billion. Consolidated sales also increased on a sequential basis by $146.8 million, or 6.1%, when compared to the first quarter of fiscal 2004 consolidated sales of $2.41 billion. The Company’s consolidated second quarter sales represented

Avnet’s highest quarterly sales performance since the March quarter of fiscal 2001. Furthermore, the reported sequential growth was diminished slightly by the extra week in the first quarter of fiscal 2004. On a consolidated basis, Avnet estimates that the extra week in the first quarter of fiscal 2004 resulted in approximately a 4-6% increase in consolidated sales in what is typically a slow summer quarter. Therefore, were it not for this extra week, the Company would have shown sequential growth in consolidated sales closer to 10-12% in the second quarter of fiscal 2004. Consolidated sales were impacted in part by the typically strong seasonal performance of the TS business in the December quarter, as discussed further below. However, EM also exhibited strong year-over-year sales growth with only a slight sequential decline in the second quarter with the sequential decline primarily resulting from the extra week in the first quarter of fiscal 2004. Avnet’s consolidated sales in the second quarter of fiscal 2004 were also impacted by changes in foreign currency exchange rates, which positively affected the reported results on a year-over-year basis by an estimated $126 million.

      EM sales of $1.33 billion were up $128.2 million, or 10.6%, over the prior year second quarter. However, EM’s second quarter sales were down $25.7 million, or 1.9%, over the prior sequential quarter. The sequential decline is a result of the extra week in the first quarter of fiscal 2004, as discussed above, as well as a typically slow period in the electronic component industry during the holiday weeks at the end of December. The largest contributor to the year-over-year sales increase in EM has been the continued rapid growth in the Asia region. EM Asia’s sales of $314.0 million in the second quarter of fiscal 2004 represent record sales volume for a quarter in that region for EM. These second quarter sales also represent the eleventh consecutive quarter of sales growth in EM Asia, which recorded sales of only $99.9 million in the third quarter of fiscal 2001 — the beginning of this growth trend. EM Asia’s sales increased by 47.2% and 2.6% over the prior year second quarter and the prior sequential quarter, respectively. This growth in the Asia region is indicative of an ongoing trend that has seen technology manufacturing continue to shift to this region of the world, especially in the electronic component industry in which EM competes. As a result, EM Asia now accounts for over 23% of EM’s global sales. Much of this shift to Asia has continued to come from the Americas, where EM’s second quarter fiscal 2004 sales of $561.8 million were down 3.9% from the prior year second quarter and down 4.2% on a sequential basis. EM EMEA’s second quarter fiscal 2004 sales of $456.4 million were up year-over-year by 12.4% although exhibiting a slight sequential decline of 1.9%. EM Americas and EM EMEA have continued to experience more competitive pricing than in Asia. However, after removing the impact of the extra week in the first quarter of fiscal 2004, EM has exhibited positive signs of growth in all regions and appears poised to continue this trend based upon early booking and shipping activity in Avnet’s third quarter of fiscal 2004.

      Avnet’s second fiscal quarter is traditionally the strongest quarter for its computer product business, driven primarily by the calendar year-end budgeting cycles of many of TS’s customers. Sales for the second quarter of fiscal 2004 in TS, which totaled $1.22 billion, represented the strongest sales performance for TS since the third quarter of fiscal 2001. TS’s second quarter sales improved by $79.6 million, or 7.0%, over the prior year second quarter and increased by $172.5 million, or 16.4%, over the first quarter of fiscal 2004. Although the year-over-year increase in TS’s sales is partially due to the favorable impact of foreign currency exchange rates, the year-over-year increase also includes the impact of TS’s strategic decision in fiscal 2003 to exit certain low-profit, low return-on-capital-employed business. The ongoing sales growth in TS continues to be impacted most significantly by increased software sales. The Americas region, which consistently accounts for more than 65% of TS global sales, recorded sales of $821.9 million in the second quarter of fiscal 2004, up 12.8% year-over-year and 16.5% sequentially. TS EMEA’s second quarter fiscal 2004 sales of $361.8 million were down 5.8% year-over-year but up sequentially by 18.6%. The year-over-year decline is primarily a result of significant microprocessor sales and computer hardware, storage and software sales in the EMEA region in the second quarter of fiscal 2003 in addition to TS’s strategic decision since last year’s second quarter to exit certain low-profit, low return-on-capital-employed business as noted above. TS Asia’s second quarter fiscal 2004 sales of $38.5 million increased by 30.6% over the second quarter of fiscal 2003 and were essentially flat, down only $0.6 million, or 1.6%, sequentially even with the extra week in the first fiscal quarter.

      On an overall regional basis, Asia continues to play an increasing role in the sales performance of the Company as a whole, accounting for 13.8% of consolidated sales in the second quarter of fiscal 2004 as compared to only 10.3% of consolidated sales in the prior year second quarter. Management believes that Avnet is well positioned to capitalize on the growth in this region, which is expected to continue, based on its already established position in the Asia region, and specifically the Peoples’ Republic of China.

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

      Consolidated sales for the six months ended January 3, 2004 were $4.96 billion, up $441.6 million, or 9.8%, as compared with $4.52 billion in the first half of fiscal 2003. While this year-to-date increase in sales is primarily a result of: (1) the extra week, as discussed above; (2) the changes in foreign currency exchange rates since the first half of fiscal 2003, which positively affected the first half results on a year-over-year basis by an estimated $218 million; and (3) the timing of Avnet’s fiscal calendar which, with budgeting cycles of many TS customers based on the calendar year, allowed TS to benefit from three calendar quarter ends during the first half of fiscal 2004 as opposed to two in the first half of fiscal 2003. The year-over-year improvement in sales is also a result of ongoing growth of both of Avnet’s operating groups as the Company begins to show signs of emerging from the industry and economic downturn that began in fiscal 2001. Specifically, EM sales of $2.69 billion for the first six months of fiscal 2004 were up $244.4 million, or 10.0%, over the first six months of fiscal 2003. TS’s sales for the first six months of fiscal 2004 were similarly up $197.2 million, or 9.5%, over the first six months of fiscal 2003.

Gross Profit and Gross Profit Margins

      The consolidated gross profit for the second quarter of fiscal 2004 was $329.2 million, up $13.6 million, or 4.3%, over the prior year second quarter. However, gross profit margins, which were 12.89% in the second quarter of fiscal 2004, declined by 56 basis points from 13.45% in the second quarter of fiscal 2003. The year-over-year decline in gross profit margins continues to be primarily attributable to three trends in Avnet’s business: (1) mix of business among Avnet’s operating groups; (2) mix of business within Avnet’s operating groups; and (3) the impact of competitive pressures on pricing. The mix of business among Avnet’s operating groups is reflected in the increasing percentage of consolidated sales that are derived from TS, which is generally a lower gross profit margin but higher asset velocity business as compared to EM. This is especially true of software sales, which continue to represent a significant portion of TS sales. Although software sales yield a lower margin than most other computer products, this product line also bears a lower working capital investment than most other lines, which makes software sales an attractive ongoing market for TS despite the lower margins. The mix of business within Avnet’s operating groups is also exhibited by the ongoing geographic shift of business to the Asia region as discussed previously. EM’s business in Asia yields historically lower gross profit margins as compared with EM’s business in the Americas and EMEA regions. However, the growth potential of the Asia market coupled with a significantly lower operating cost structure in Asia as compared to the Americas or EMEA will continue to make the Asia region an important strategic region for Avnet’s ongoing growth. This lower cost structure and the more rapid turnover of working capital typically achieved in EM Asia has yielded consistently improving operating profit margins and returns on capital in recent years despite the lower overall gross profit margins. Finally, the Company has continued to experience pricing pressures from its competitors, particularly in EM’s Americas and EMEA operations.

      Management expects that with the perceived strengthening of the components markets that has begun to materialize in recent quarters, EM’s higher margin revenues will soon start to constitute a larger portion of the Company’s consolidated revenues which will, in turn, start to improve consolidated gross profit margins. This improvement is expected to begin to materialize in the third quarter of fiscal 2004 when TS’s sales are expected to decrease sequentially from the strong seasonality of the second quarter while EM’s sales are expected to increase sequentially in the third fiscal quarter.

      Consolidated gross profit margins for the first six months of fiscal 2004 were 12.86%, down 70 basis points from consolidated gross profit margins of 13.56% in the first six months of fiscal 2003. This trend in year-to-date results is a result of the same factors described above for the second quarter results.

Selling, General and Administrative Expenses

      Selling, general and administrative expenses in the second quarter of fiscal 2004, which were $271.5 million, or 10.6% of consolidated sales, were down $12.5 million when compared to $284.0 million, or 12.1% of consolidated sales, in the second quarter of fiscal 2003. The significant decrease in expenses as a percentage of sales in the current quarter is primarily a result of the Company’s ongoing cost reduction initiatives of recent years. The Company’s restructuring efforts initiated in the second quarter of fiscal 2003 had little impact on operating expenses in that quarter. However, the full impact of these cost-cutting initiatives was realized in the results for the second quarter of fiscal 2004. Furthermore, the additional restructuring efforts initiated in the first and second quarters of fiscal 2004 have also favorably impacted the results for the second quarter of fiscal 2004, even though management estimates only approximately two-thirds of the estimated $90 million in annualized expense reductions that will result from the fiscal 2004 restructuring efforts have been removed from the business by January 3, 2004. Management estimates the remaining cost reductions from these efforts will be fully in effect by the end of fiscal 2004. See “Restructuring and Other Charges” below for further discussion of these cost-cutting initiatives.

      The effect of foreign currency translation also significantly offset some of the otherwise positive expense reductions noted above. This effect reduced what would otherwise have been additional year-over-year cost reductions by approximately $17.0 million.

      Selling, general and administrative expenses for the first six months of fiscal 2004 were $540.0 million, or 10.9% of consolidated sales, as compared to $561.7 million, or 12.4% of consolidated sales in the first six months of fiscal 2003. However, the decrease in year-to-date expenses in absolute dollars and as a percentage of consolidated sales would have been even more significant were it not for three additional factors. First, management estimates that the extra week in the first half of fiscal 2004 resulted in approximately $10 million of additional selling, general and administrative expenses. Second, the weakening of the US Dollar has reduced what would have otherwise been a larger positive impact of the Company’s ongoing cost cutting initiatives. Finally, selling, general and administrative expenses in the first six months of fiscal 2003 include the favorable impact from the resolution of certain purchase price contingencies associated with the Company’s fiscal 2001 acquisition of the VEBA Group. This resolution resulted in a payment received from the seller of the VEBA Group during the first quarter of fiscal 2003 amounting to approximately $6.5 million, representing a refund of a portion of the amount paid at the closing of this acquisition. This refund was recorded as a reduction of selling, general and administrative expenses as the goodwill related to the VEBA Group had been written off as a result of the transition impairment test performed upon the adoption of Statement of Financial Accounting Standards No. 142, “Goodwill and Other Intangible Assets.” The following table compares selling, general and administrative expenses for the first six months of fiscal 2004 and fiscal 2003 as adjusted for these items:

	Six Months Ended

	January 3,	December 27,
	2004	2003

	(Thousands)
Selling, general and administrative expenses, as reported	$540,021	$561,659
Pro forma adjustments:
Impact of extra week in Q1 fiscal 2004	(10,000)	—
Adjust first half fiscal 2004 expenses to September 2003 exchange rates	(30,638)	—
Adjust first half fiscal 2003 expenses for VEBA purchase price refund	—	6,486

Selling, general and administrative expenses, pro forma	$499,383	$568,145

Restructuring and Other Charges

      During the first and second quarters of fiscal 2004, the Company executed certain restructuring and cost reduction initiatives in order to improve profitability. These actions are a result of the Company’s efforts to generate additional cost savings of approximately $90 million annually (using the quarter ended March 28, 2003 as a base for annualized expenses) and can generally be broken into three categories: (1) the combination of CM and AC as discussed previously; (2) the reorganization of the Company’s global IT resources, which had previously been administered generally on a separate basis within each of the Company’s operating groups; and (3) various other reductions within EM and certain centralized support functions. Management does not expect to incur any additional charges in connection with this cost reduction initiative in future periods. As noted above, management anticipates that the full $90 million in annualized expense reductions will be in effect by the end of fiscal 2004.

      Restructuring charges incurred during the quarter ended January 3, 2004 totaled $23.5 million pre-tax, $16.4 million after-tax, or $0.14 per diluted share. The charges consisted of severance costs ($5.3 million), charges related to write-downs of owned assets and consolidation of selected facilities ($4.8 million), write-downs of certain capitalized IT-related initiatives ($12.9 million) and other items ($0.5 million).

      Severance charges related to workforce reductions of approximately 120 personnel, the majority of whom staffed warehousing, administrative and support functions primarily for facilities within the TS EMEA operations that were identified for consolidation as part of the combination of CM and AC. A smaller portion of these charges also impacted operations in the Americas. The efforts to consolidate operations of CM and AC in EMEA also led to charges related to reserves for remaining non-cancelable lease obligations and write-downs to fair market value of owned assets located in the facilities that were vacated. The facilities primarily served in warehousing and administrative capacities. Management also evaluated and elected to discontinue a number of IT-related initiatives that, in light of recent business restructurings, no longer met the Company’s return on investment standards for continued use or development. These charges related to the write-off of capitalized hardware and software. Lastly, the Company’s efforts to combine CM and AC in EMEA resulted in the decision to merge the former CM EMEA operations onto the computer systems that have historically been used in the AC EMEA business. The change in the use of this significant asset of CM EMEA generated the need to analyze the group of long-lived assets within the former CM EMEA operations for impairment. As a result of this analysis, the Company recorded an impairment charge for certain long-lived assets totaling $9.4 million, of which $4.2 million relates to the CM EMEA computer system. The charge of $9.4 million is included in the facilities and IT-related charges discussed above. Property, plant and equipment for which a fair value could be determined without undue cost or effort were written down to their indicated fair market values, typically derived from prices for similar assets, while the remaining assets of the former CM EMEA operations were written-off as a result of this impairment analysis.

      Restructuring charges completed during the quarter ended October 4, 2003 totaled $32.1 million pre-tax and $22.1 million after-tax, or $0.18 per diluted share. The pre-tax charge consisted of severance costs ($9.4 million), charges related to consolidation of selected facilities ($10.8 million), write-downs of certain capitalized IT-related initiatives ($6.9 million) and other items, consisting primarily of the write-off of the remaining unamortized deferred loan costs associated with the Company’s multiyear credit facility terminated in September 2003 as discussed in “Financing Transactions” ($5.0 million).

      Severance costs resulted from workforce reductions of approximately 400 personnel completed during the quarter, primarily in executive, support and other non-customer facing functions in the Americas and EMEA regions. Management also identified a number of facilities for consolidation primarily in the Americas and EMEA regions. These facilities generally related to certain logistics and warehousing operations as well as certain administrative facilities across both operating groups and at the corporate level. The charges related to reserves for remaining non-cancelable lease obligations and write-downs to fair market value of owned assets located in these facilities that have been vacated. Management also evaluated and elected to discontinue a number of IT-related initiatives similar to the decisions also reached in the second quarter of fiscal 2004 discussed above. These charges related to the write-off of capitalized hardware and software.

      The combined charges recorded in the six months ended January 3, 2004 totaled $55.6 million pre-tax and $38.5 million after-tax, or $0.32 per diluted share. Of these charges, $31.4 million represented non-cash write-downs and $24.2 million require the use of cash, of which $14.7 million had not yet been expended as of January 3, 2004. The unutilized portion of the charges recorded in the first six months of fiscal 2004 relates primarily to severance accruals, substantially all of which are scheduled to be utilized by the end of the first quarter of fiscal 2005, and contractual lease commitments, substantially all of which are scheduled to be utilized by the end of fiscal 2007.

      During the second quarter ended December 27, 2002, the Company executed certain actions as part of its previous cost reduction initiatives and, accordingly, recorded restructuring charges totaling $106.7 million pre-tax and $65.8 million after-tax, or $0.55 per diluted share. The pre-tax charge consisted of severance costs ($21.7 million), charges related to consolidation of selected facilities ($37.3 million) and charges related to certain IT-related initiatives ($47.7 million). Of these charges, $59.0 million represented non-cash asset write-downs and $47.7 million required the use of cash, of which $22.0 million had not yet been expended as of January 3, 2004.

      The charges recorded during the second quarter of fiscal 2003 included severance costs and charges related to the consolidation of selected facilities, taken in response to the business environment. During the second quarter of fiscal 2003, management identified a number of facilities worldwide to be consolidated into other existing facilities. The charges relate to reserves for remaining non-cancelable lease obligations, write-downs of the carrying value of certain owned facilities and write-downs of owned assets located in these leased and owned facilities that were vacated. Additionally, workforce reductions at these and other facilities worldwide resulted in terminations of more than 750 personnel. The IT-related charges resulted from management’s decision during the second quarter of fiscal 2003 to discontinue a number of IT-related initiatives that represented insufficient benefit to the Company if they were kept in service or continued to be developed. This included the write-off of capitalized hardware, software and software licenses.

Operating Income (Loss)

      As a result of the factors discussed in this MD&A, operating income for the second quarter of fiscal 2004 was $34.2 million (1.3% of consolidated sales) as compared with an operating loss of $75.2 million (3.2% of consolidated sales) in the second quarter of fiscal 2003. These results were negatively impacted by restructuring and other charges recorded during the second quarter of both fiscal years (see “Restructuring and Other Charges”), which totaled $23.5 million, or 0.9% of consolidated sales, in the second quarter of fiscal 2004 and $106.7 million, or 4.6% of consolidated sales, in the second quarter of fiscal 2003. EM’s operating income of $40.2 million (3.0% of EM’s sales) in the second quarter of fiscal 2004 was up $17.7 million, or 79%, from the operating income of $22.5 million (1.9% of EM’s sales) in the second quarter of fiscal 2003. The second quarter of fiscal 2004 was EM’s sixth consecutive quarter of year-over-year improvement in operating income margin. Operating income of TS, which was $30.4 million (2.5% of TS’s sales) in the second quarter of fiscal 2004 increased by $8.7 million, or 40%, from operating income of $21.7 million (1.9% of TS’s sales) in the second quarter of fiscal 2003. The second quarter of fiscal 2004 was TS’s second consecutive quarter of year-over-year improvement in operating income margin. The improvements noted in operating income and operating income margins, on a consolidated basis and within Avnet’s operating groups, in fiscal 2004 are attributable to the growth in sales coupled with the impact of Avnet’s significant cost reduction initiatives in recent years as discussed above.

      Operating income for the six months ended January 3, 2004 was $42.6 million (0.9% of consolidated sales), up from an operating loss of $55.2 million (1.2% of consolidated sales) in the first six months of fiscal 2003. These results include the negative impacts of restructuring and other charges recorded during both periods, which totaled $55.6 million, or 1.1% of consolidated sales, in the first six months of fiscal 2004 and $106.7 million, or 2.4% of consolidated sales, in the first six months of fiscal 2003.

Interest Expense and Other Income, net

      Interest expense of $23.2 million in the second quarter of fiscal 2004 was down by approximately $1.1 million from $24.3 million in the second quarter of fiscal 2003. The year-over-year decline in interest expense is primarily a function of the Company’s continued efforts to reduce its debt. The Company has reduced its outstanding debt by over $1.9 billion since December 2000. The Company also benefited in the current quarter from the changes in composition of its debt balances. As noted in “Financing Transactions,” as of January 3, 2004, the Company has fully repaid its original principal balances of $200.0 million of 6.45% Notes due August 15, 2003 and $250.0 million of 8.20% Notes due October 17, 2003. Although the Company added $475.0 million of 9 3/4% Notes due February 15, 2008 since the prior year second quarter, the Company also entered into hedge contracts on a portion of the 9 3/4% Notes, which effectively converts these notes from a fixed rate to a variable rate (7.3% at January 3, 2004) based upon US LIBOR plus a spread. These interest rate hedges are discussed in greater detail in “Financing Transactions.” The factors described above have had a similar impact on interest expense for the first six months of fiscal 2004, which, at $50.4 million, is down by approximately $0.9 million from $51.3 million of interest expense in the first six months of fiscal 2003.

      Other income, net, which includes interest income, was $1.9 million in the second quarter of fiscal 2004 as compared to $4.7 million in the second quarter of fiscal 2003. The decrease in other income, net, was primarily a result of favorable foreign currency translation impacts during the second quarter of fiscal 2003. Similarly, other income, net, for the first six months of fiscal 2004 was $4.2 million, down from $10.6 million in the first six months of fiscal 2003.

Income Tax Provision (Benefit)

      The Company’s effective tax rate on its income (loss) before income taxes was 31.0% in the second quarter and six months ended January 3, 2004. The Company’s effective tax rate for the quarter and six months ended December 27, 2002 was 38.2% and 38.4%, respectively. The mix of profits globally at varying statutory rates impacts the Company’s consolidated tax rate.

Net Income (Loss)

      As a result of the operational performance and other factors described in the preceding sections of this MD&A, the Company’s consolidated net income for the second quarter of fiscal 2004 was $8.9 million ($0.07 per share on a diluted basis) as compared to a net loss of $58.7 million ($0.49 per share on a diluted basis) in the second quarter of fiscal 2004. These second quarter results include the negative after-tax impact of restructuring and other charges of $16.4 million ($0.14 per share on a diluted basis) in the second quarter of fiscal 2004 and $65.8 million ($0.55 per share on a diluted basis) in the second quarter of fiscal 2003.

      The Company’s consolidated net loss for the first six months of fiscal 2004 was $2.4 million ($0.02 per share on a diluted basis) as compared to a net loss of $59.1 million ($0.49 per share on a diluted basis) in the first half of fiscal 2003. These first half results include the negative after-tax impact of restructuring and other charges of $38.5 million ($0.32 per share on a diluted basis) in the first six months of fiscal 2004 and $65.8 million ($0.55 per share on a diluted basis) in the first six months of fiscal 2003.

LIQUIDITY AND CAPITAL RESOURCES

Cash Flow

      The following table summarizes the Company’s cash flow activity for the quarters and six months ended January 3, 2004 and December 27, 2002, including the Company’s computation of free cash flow. Management believes that free cash flow is a useful measure to help management and investors better assess and understand the Company’s operating performance and cash sources and uses. Management also believes analysis of free cash flow assists in identifying underlying trends in the business.

	Second Quarters Ended		Six Months Ended

	January 3,	December 27,	January 3,	December 27,
	2004	2002	2004	2002

		(Thousands)
Cash flow from operations before non-cash and other reconciling items	$55,200	$37,088	$85,939	$64,550
Cash flow generated from working capital (excluding cash and cash equivalents)	36,044	269,914	62,365	386,452

Net cash flow from operations	91,244	307,002	148,304	451,002

Cash flow generated from (used for):
Purchases of property, plant & equipment	(7,166)	(7,472)	(14,923)	(24,781)
Cash proceeds from sales of property, plant & equipment	254	3,141	1,306	8,683
Acquisition of operations and investments	—	(857)	(1,448)	(1,899)
Effect of exchange rates on cash and cash equivalents	9,895	4,908	13,042	2,938
Other, net financing activities	5,744	(62)	6,497	(67)

Net free cash flow	99,971	306,660	152,778	435,876
Reduced drawings under accounts receivable securitization program	—	(50,000)	—	(150,000)
Proceeds from (repayment of) debt, net	(31,590)	(244,131)	(68,796)	(259,372)

Net increase in cash and cash equivalents	$68,381	$12,529	$83,982	$26,504

      The Company continues to generate positive net cash flows from ongoing reductions in working capital, excluding cash and cash equivalents. The Company’s efforts in working capital management have focused on improvements in asset utilization and efficiency by reducing the net balance of receivables, inventory and accounts payable in a relatively flat electronic components and computer products distribution industry. Management’s efforts to reduce working capital were most significant in prior years when the industry was still in a decline during the economic downturn that began mid-way through fiscal 2001. As a result, the positive cash flow generated from net working capital reductions is higher in the quarter and six months ended December 27, 2002 than in the comparable periods for fiscal 2004. In the second quarter and first six months of fiscal 2004, receivables and accounts payable have increased due primarily to the increased volume of business in this most recent quarter. These balances are typically at a higher level after Avnet’s second quarter based upon the increased level of purchase and sale activity that typically occurs in the latter part of the month of December within the TS operating group, as discussed earlier in this MD&A. Cash generated from accounts payable and accrued expenses more than offset the cash outflows associated with a higher receivables balance and a marginally higher balance of inventories. This net positive cash flow from working capital also included a tax refund of approximately $80 million received during the second quarter of fiscal 2004.

      Driven primarily by positive cash flows from operations, the Company has generated positive free cash flows in all periods presented above. The second quarter of fiscal 2004 represents the twelfth consecutive quarter in which the Company has generated positive free cash flows with totals generated during that period reaching $2.04 billion (calculated consistently with the table above using applicable amounts from the Company’s previously published Consolidated Statements of Cash Flows for the past twelve quarters). As in the periods presented above, these positive free cash flows have been used primarily to reduce the Company’s outstanding debt and drawings under its accounts receivable securitization program (see “Financing Transactions” for further discussion) and to increase the Company’s available cash and cash equivalents.

Capital Structure and Contractual Obligations

      The following table summarizes the Company’s capital structure as of the end of the second quarter of fiscal 2004 with a comparison to fiscal 2003 year-end:

	January 3,	June 27,	Percent
	2004	2003	Change

	(Dollars in thousands)
Short-term debt	$119,568	$187,656	(36.3)%
Long-term debt	1,267,735	1,278,399	(0.8)

Total debt	1,387,303	1,466,055	(5.4)
Shareholders’ equity	1,927,225	1,832,522	5.2

Total capitalization	$3,314,528	$3,298,577	0.5

      Long-term debt in the above table includes the fair value adjustment of $24.7 million and $36.2 million at January 3, 2004 and June 27, 2003, respectively, for the hedged 8.00% and 9 3/4% Notes discussed in “Financing Transactions.” For a description of the Company’s long-term debt and lease commitments for the next five years and thereafter, see Long-Term Contractual Obligations appearing in Item 7 of the Company’s Annual Report on Form 10-K for the year ended June 27, 2003. With the exception of pay downs of debt obligations discussed herein and regularly scheduled lease payments, there are no material changes to this information. See “Liquidity Analysis” for further discussion of upcoming debt maturities and other obligations.

      The Company also has an accounts receivable securitization program (the “Program”), discussed more fully in “Off-Balance Sheet Arrangements” below. There were no drawings under the Program at January 3, 2004 or June 27, 2003.

      In connection with the Company’s January 2000 acquisition of 84% of the stock of Eurotronics B.V., which went to market as SEI, the Company entered into a share purchase agreement with the sellers that called for an additional payment of cash or common stock of the Company if the Company’s share price does not reach $45.25 per share by January 2004. The share purchase agreement calls for the final obligation to be determined within a 120-day period following the close of the guarantee period in January 2004. Therefore, the Company expects the final obligation will be settled and paid to the sellers in cash prior to the end of fiscal 2004. This guarantee would result in an additional payment to the sellers of approximately $56.1 million based upon the Company’s stock price as of January 3, 2004.

      The Company does not currently have any material commitments for capital expenditures.

Financing Transactions

      In February 2003, the Company used the proceeds of $465.3 million, net of underwriting fees, from the issuance in that month of the Company’s $475.0 million of 9 3/4% Notes due February 15, 2008 (the “9 3/4% Notes”) to redeem $159.1 million of its 6.45% Notes due August 15, 2003 (the “6.45% Notes”) and $220.1 million of its 8.20% Notes due October 17, 2003 (the “8.20% Notes”). The excess proceeds after these early redemptions were held in an escrow account and used to repay the remaining principal on the 6.45% Notes and 8.20% Notes at their respective maturity dates plus interest due through their maturities. During the six months ended January 3, 2004, the remaining principal plus interest due through maturity on the 6.45% Notes and the 8.20% Notes was paid out of this escrow account. At June 27, 2003, the balance in this escrow account was $78.5 million.

      As of June 27, 2003, the Company had a multi-year credit facility with a syndicate of banks led by Bank of America that provided up to $350.0 million in financing that was to mature on October 25, 2004. At June 27, 2003 and during the six months ended January 3, 2004, there were no outstanding balances under the multi-year credit facility. Because the Company did not expect to draw on the facility prior to its October 2004 expiration and due to the availability under the Program, discussed further in “Off Balance Sheet Arrangements” and “Liquidity Analysis” below, the Company terminated the facility on September 8, 2003. The

Company wrote-off the remaining unamortized deferred loan costs associated with this facility, which amounted to $4.5 million as of the date the facility was terminated.

      The Company has two interest rate swaps with a total notional amount of $400.0 million in order to hedge the change in fair value of the 8.00% Notes due November 2006 (the “8% Notes”) related to fluctuations in interest rates. These contracts are classified as fair value hedges and mature in November 2006. The interest rate swaps modify the Company’s interest rate exposure by effectively converting the fixed rate on the 8% Notes to a floating rate (4.1% at January 3, 2004) based on three-month U.S. LIBOR plus a spread through their maturities. In July 2003, the Company entered into three additional interest rate swaps with a total notional amount of $300.0 million in order to hedge the change in fair value of the 9 3/4% Notes related to fluctuations in interest rates. These hedges are also classified as fair value hedges and mature in February 2008. These interest rate swaps modify the Company’s interest rate exposure by effectively converting the fixed rate on the 9 3/4% Notes to a floating rate (7.3% at January 3, 2004) based on three-month U.S. LIBOR plus a spread through their maturities. The hedged fixed rate debt and the interest rate swaps are adjusted to current market values through interest expense in the accompanying consolidated statements of operations. The Company accounts for the hedges using the shortcut method as defined under Statement of Financial Accounting Standards No. 133 “Accounting for Derivative Instruments and Hedging Activities,” as amended by Statement of Financial Accounting Standards No. 138, “Accounting for Certain Derivative Instruments and Hedging Activities.” Due to the effectiveness of the hedges since inception, the market value adjustments for the hedged debt and the interest rate swaps directly offset one another.

      In addition to its primary financing arrangements, the Company has several small lines of credit in various locations to fund the short-term working capital, foreign exchange, overdraft and letter of credit needs of its wholly owned subsidiaries in Europe and Asia. Avnet generally guarantees its subsidiaries’ debt under these facilities.

Off Balance Sheet Arrangements

      The Company has an accounts receivable program (the “Program”) with two financial institutions whereby it may sell, on a revolving basis, an undivided interest in a pool of its trade accounts receivable. Under the Program, the Company may sell receivables in securitization transactions and retain a subordinated interest and servicing rights to those receivables. When receivables are sold under the Program, they are sold without legal recourse to third party conduits through a wholly owned bankruptcy-remote special purpose entity that is consolidated for financial reporting purposes. The Program qualifies for sale treatment under Statement of Financial Accounting Standards No. 140, “Accounting for Transfer and Servicing of Financial Assets and Extinguishment of Liabilities.” The availability for financing under the Program is up to $350 million and is dependent on the level of the Company’s trade receivables from month to month. There were no receivables sold under the Program at January 3, 2004 or June 27, 2003.

      The purpose of the Program is to provide the Company with an additional source of liquidity at interest rates more favorable than it could receive through other forms of financing. The Program agreement extends until August 2005.

Covenants and Conditions

      The Program contains certain covenants relating to the quality of the receivables sold under the Program in addition to minimum unsecured credit rating triggers. These minimum credit rating triggers are Ba3 by Moody’s Investor Services (“Moody’s”) and BB- by Standard & Poors (“S&P”). If these covenants are not met, the Company may not be able to borrow any additional funds under the Program and the financial institutions generally have the right to accelerate any amounts outstanding. Circumstances that could affect the Company’s ability to meet the required covenants and conditions of the Program include the duration and depth of the current industry and economic downturn and the impact on profitability, perceived financial strength or weakness by credit rating agencies and various other economic, market and industry factors. The Company was in compliance with all covenants, including the minimum unsecured credit ratings triggers, for the Program at January 3, 2004.

      See “Liquidity Analysis” for further discussion of the Company’s availability under its primary financing facilities.

Liquidity Analysis

      Under its current financing arrangements, the Company had an aggregate of approximately $350.0 million in additional borrowing capacity at January 3, 2004 (all under the Program discussed above). The Company also had $479.4 million of cash and cash equivalents at January 3, 2004.

      As of January 3, 2004, in addition to normal working capital requirements and ongoing lease obligations, the Company had $119.6 million in debt with maturities within one year of the end of the second quarter of fiscal 2004. This included $103.0 million of notes outstanding, which mature in March and September of 2004. Additionally, the Company will settle its obligation to the sellers of Eurotronics B.V. prior to the end of fiscal 2004. This obligation will be settled in cash. This payment would be approximately $56.1 million based on the Company’s stock price as of January 3, 2004.

      Management believes its borrowing capacity under the Program, its current cash availability and its ability to generate cash from normal operations are sufficient to meet its projected cash needs in the upcoming year. Significant cash flow generation from working capital reductions is less likely if the electronic components and computer products industry moves into an up-cycle. However, any additional cash requirements are expected to be more than offset by the operating cash flows generated by the Company’s enhanced profitability model resulting from the significant cost reductions achieved by the Company in recent years.

Comparative Analysis — Liquidity

	January 3,	June 27,	Percent
	2004	2003(1)	Change

	(Dollars in millions)
Current assets	$3,496.1	$3,126.1	11.8%
Quick assets	2,248.6	1,867.3	20.4
Current liabilities	1,558.3	1,306.1	19.3
Working capital	1,937.8	1,820.0	6.5
Total debt	1,387.3	1,466.1	(5.4)
Total capital (total debt plus shareholders’ equity)	3,314.5	3,298.6	0.5
Quick ratio	1.4:1	1.4:1
Working capital ratio	2.2:1	2.4:1
Debt to total capital ratio	41.9%	44.4%

(1)	Ratios that include cash and cash equivalents include $78.5 million of restricted cash held in escrow at June 27, 2003 to fund remaining principal and interest payments on notes redeemed early (see “Financing Transactions” for further discussion).

      The increases in the past six months in the Company’s current assets, quick assets (consisting of cash and cash equivalents and receivables) and current liabilities are primarily a function of the increase in receivables and accounts payable driven by the growth of sales in the first six months of fiscal 2004 and most notably in the latter half of the month of December when TS’s sales volumes are at their highest. The overall increase in current liabilities since the end of fiscal 2003 was offset in part by the reduction of current debt resulting from the retirement of the Company’s remaining obligations under the 6.45% Notes and the 8.20% Notes during the six months ended January 3, 2004. As a result of these trends, at January 3, 2004, quick assets were greater than the Company’s current liabilities by $690.3 million as compared with $561.2 million at the end of fiscal 2003. Similarly, working capital grew to $1.94 billion at January 3, 2004 from $1.82 billion at June 27, 2003. At January 3, 2004, to support each dollar of current liabilities, the Company had $1.44 of quick assets and $0.80 of other current assets for a total of $2.24 as compared with $2.39 at June 27, 2003.

Recently Issued Accounting Pronouncements

      In December 2003, the FASB issued FASB Interpretation No. 46R (“FIN 46R”), “Consolidation of Variable Interest Entities,” which is a revised Interpretation clarifying some of the provisions of the original Interpretation No. 46 issued in January 2003. FIN 46R requires the consolidation of variable interest entities (“VIEs”), as defined, based upon an assessment of a company’s investment interests in the VIE as it relates to the interests of other investors in the VIE. FIN 46R also includes certain disclosure requirements related to any VIEs. The application of FIN 46R is required for any VIEs or potential VIEs commonly referred to as special-purpose entities for periods ending after December 15, 2003. Application for all other types of VIEs is required in financial statements for periods ending after March 15, 2004. The adoption of FIN 46R is not expected to have a material impact on the Company’s consolidated financial statements.

      In December 2003, the FASB revised Statement of Financial Accounting Standards No. 132 (“SFAS 132”), “Employers’ Disclosures about Pensions and Other Postretirement Benefits.” The revised SFAS 132 requires additional disclosures about plan assets, benefit obligations, cash flows, benefit costs and other relevant information related to pensions and other postretirement benefits. The revised SFAS 132 also requires certain disclosures related to pensions and other postretirement benefits to be included in quarterly filings. The provisions of the revised SFAS 132 are effective for fiscal years ending after December 15, 2003 and for quarters beginning after December 15, 2003. The Company will therefore first include additional required disclosures in its Form 10-Q for the quarterly period ending April 3, 2004.

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

      See Item 7A, “Quantitative and Qualitative Disclosures About Market Risk,” in the Company’s Annual Report on Form 10-K for the year ended June 27, 2003 for further discussion of market risks associated with interest rates and foreign currency exchange. Avnet’s exposure to foreign exchange risks have not changed materially since June 27, 2003 as the Company continues to hedge the majority of its foreign exchange exposures. Thus, any increase or decrease in fair value of the Company’s foreign exchange contracts is generally offset by an opposite effect on the related hedged position.

      See “Liquidity and Capital Resources” appearing in Item 2 of this Report for further discussion of the Company’s financing facilities and capital structure. As of January 3, 2004, 48% of the Company’s debt bears interest at a fixed rate and 52% of the Company’s debt bears interest at variable rates (including as variable rate debt the $400.0 million 8% Notes and $300.0 million of the 9 3/4% Notes based on the variable rate hedges in place to hedge the Company’s exposure to changes in fair value associated with these Notes due to changes in interest rates — see “Financing Transactions” for further discussion). Therefore, a hypothetical 1.0% (100 basis point) increase in interest rates would result in a $1.8 million impact on income before income taxes in the Company’s consolidated statement of operations for the quarter ended January 3, 2004.

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

      During the second quarter of fiscal 2004, there have been no changes to the Company’s internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

      In September 2002, the Company’s subsidiary, Sterling Electronics, Inc. (“Sterling”), was added as a defendant in an existing lawsuit filed in the Superior Court of California, County of Los Angeles, by property owners and residents in or near the San Gabriel Valley Superfund Site. This master case is a consolidation of six different matters filed during the period from July 1997 through November 2001. Sterling once owned 92.46% of the capital stock of Phaostron, Inc., which has been named as a PRP for contamination at the site. In March 2003, the court dismissed all six cases on technical grounds, but allowed the plaintiffs the opportunity to properly serve newly added industrial defendants, including Sterling, in any case not yet outside the mandatory service period. In five of the six cases, the applicable service period has expired. Sterling, therefore, cannot be re-added to those cases as a defendant. In the remaining case, the plaintiffs have until November 30, 2004 to re-add Sterling as a defendant in the master case and properly perfect service of process on Sterling. Those plaintiffs have not indicated a monetary amount sought in this matter. The Company believes that Sterling has meritorious defenses to liability, and, although the ultimate outcome is uncertain, based on current information, the Company does not believe that its liability for this matter, if any, will be material to its financial position, cash flow or results of operations.

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

Item 4.     Submission of Matters to a Vote of Security Holders

      (a) The 2003 Annual Meeting of the Shareholders of the Company was held on November 6, 2003.

      (b) Not required. Proxies were solicited by the Company pursuant to Regulation 14A under the Securities Exchange Act of 1934, and no solicitation in opposition to management’s nominees for the board of directors was made. All of the nominees were elected.

      (c) The shareholders of the Company were asked to vote upon (i) election of directors, (ii) a proposal to approve the 2003 Stock Compensation Plan; (iii) a proposal to approve the amendment to the Avnet Employee Stock Purchase Plan; and (iv) ratification of the appointment of KPMG LLP as independent public accountants for the fiscal year ending July 3, 2004. The shareholders adopted all proposals by the following votes:

Election of Directors	For	Withheld

Eleanor Baum	102,058,274	6,664,228
J. Veronica Biggins	102,060,298	6,662,204
Lawrence W. Clarkson	108,161,602	560,900
Ehud Houminer	107,426,363	1,296,139
James A. Lawrence	107,432,541	1,289,961
Ray M. Robinson	101,345,506	7,376,996
Frederic Salerno	107,967,951	754,551
Gary L. Tooker	101,350,466	7,372,036
Roy Vallee	106,813,530	1,908,972

				Broker
Matter	For	Against	Abstain	Non-Votes

Approve the 2003 Stock Compensation Plan	75,132,040	2,753,888	2,772,035	0
Approve the amendment to the Avnet Employee Stock Purchase Plan	94,237,440	1,643,077	2,777,446	0
Ratification of the appointment of KPMG LLP as independent public accountant to audit the books of the Company	107,090,674	1,553,948	77,880	0

(d)	Not applicable.

Item 6.     Exhibits and Reports on Form 8-K

      A.     Exhibits:

Exhibit
Number	Exhibit

10.1*	Second Amendment to Retirement and Separation Agreement dated December 1, 2003 between the Company and John Cole.
10.2	Avnet, Inc. 2003 Stock Compensation Plan (incorporated by reference to the Company’s Registration Statement on Form S-8, Registration No. 333-112057, Exhibit 10.1).
10.3	Amended and Restated Avnet, Inc. Deferred Compensation Plan for Outside Directors (incorporated by reference to the Company’s Registration Statement on Form S-8, Registration No. 333-112062, Exhibit 10.1).
10.4	Amended and Restated Avnet Employee Stock Purchase Plan (incorporated herein by reference to the Company’s Proxy Statement dated October 1, 2003).
31.1*	Certification by Roy Vallee, Chief Executive Officer, under Section 302 of the Sarbanes-Oxley Act of 2002.
31.2*	Certification by Raymond Sadowski, Chief Financial Officer, under Section 302 of the Sarbanes-Oxley Act of 2002.
32.1**	Certification by Roy Vallee, Chief Executive Officer, under Section 906 of the Sarbanes-Oxley Act of 2002.
32.2**	Certification by Raymond Sadowski, Chief Financial Officer, under Section 906 of the Sarbanes-Oxley Act of 2002.

*	Filed herewith.

**	Furnished herewith.

      B.     Reports on Form 8-K:

      During the second quarter of fiscal 2004, the Company filed, or furnished, the following Current Reports on Form 8-K: (1) Current Report on Form 8-K bearing cover date of October 23, 2003 in which the Company furnished, pursuant to Item 9, its press release announcing that its first quarter fiscal year 2004 earnings announcement and webcast would take place on October 30, 2003; and (2) Current Report on Form 8-K bearing cover date of October 30, 2003 in which the Company furnished, pursuant to Item 12, its press release announcing the first quarter fiscal 2004 financial results.

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

John F. Cole
Controller and Principal Accounting Officer

Date: February 13, 2004

INDEX TO EXHIBITS

Exhibit
Number	Exhibit

10.1*	Second Amendment to Retirement and Separation Agreement dated December 1, 2003 between the Company and John Cole
10.2	Avnet, Inc. 2003 Stock Compensation Plan (incorporated by reference to the Company’s Registration Statement on Form S-8, Registration No. 333-112057, Exhibit 10.1).
10.3	Amended and Restated Avnet, Inc. Deferred Compensation Plan for Outside Directors (incorporated by reference to the Company’s Registration Statement on Form S-8, Registration No. 333-112062, Exhibit 10.1).
10.4	Amended and Restated Avnet Employee Stock Purchase Plan (incorporated herein by reference to the Company’s Proxy Statement dated October 1, 2003).
31.1*	Certification by Roy Vallee, Chief Executive Officer, under Section 302 of the Sarbanes-Oxley Act of 2002.
31.2*	Certification by Raymond Sadowski, Chief Financial Officer, under Section 302 of the Sarbanes-Oxley Act of 2002.
32.1**	Certification by Roy Vallee, Chief Executive Officer, under Section 906 of the Sarbanes-Oxley Act of 2002.
32.2**	Certification by Raymond Sadowski, Chief Financial Officer, under Section 906 of the Sarbanes-Oxley Act of 2002.

*	Filed herewith.

**	Furnished herewith.