Form 10-Q
period 2004-04-03
AVNET INC
filed 2004-05-18
CIK 8858

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended April 3, 2004

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

     The total number of shares outstanding of the registrant’s Common Stock (net of treasury shares) as of May 1, 2004 — 120,455,084 shares.

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

•	A technology industry down-cycle, particularly in the semiconductor sector, would adversely affect Avnet’s expected operating results.

•	Competitive pressures among distributors of electronic components and computer products may increase significantly through entry of new competitors or otherwise.

•	General economic or business conditions, domestic and foreign, may be less favorable than management expected, resulting in lower sales and declining operating results which can, in turn, impact the Company’s credit ratings, debt covenant compliance and liquidity, as well as the Company’s ability to maintain existing unsecured financing or to obtain new financing.

•	Legislative or regulatory changes may adversely affect the businesses in which Avnet is engaged.

•	Adverse changes may occur in the securities markets.

•	Changes in interest rates and currency fluctuations may reduce Avnet’s profit margins.

•	Avnet may be adversely affected by the allocation of products by suppliers.

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

PART I

FINANCIAL INFORMATION

Item 1.     Financial Statements

AVNET, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS
(Unaudited)

	April 3,	June 27,
	2004	2003

	(Thousands, except
	share amounts)
ASSETS:
Current assets:
Cash and cash equivalents	$351,400	$395,467
Receivables, less allowances of $79,510 and $84,042, respectively	1,731,436	1,471,806
Inventories	1,292,144	1,097,580
Other	82,139	161,237

Total current assets	3,457,119	3,126,090
Property, plant and equipment, net	198,577	250,412
Goodwill (Note 4)	861,798	857,110
Other assets	271,183	265,939

Total assets	$4,788,677	$4,499,551

LIABILITIES AND SHAREHOLDERS’ EQUITY:
Current liabilities:
Borrowings due within one year (Note 5)	$142,300	$187,656
Accounts payable	1,101,434	802,039
Accrued expenses and other	310,589	316,355

Total current liabilities	1,554,323	1,306,050
Long-term debt, less due within one year (Note 5)	1,214,845	1,278,399
Other long-term liabilities	69,420	82,580

Total liabilities	2,838,588	2,667,029

Commitments and contingencies (Note 6)
Shareholders’ equity (Notes 3 and 7):
Common stock $1.00 par; authorized 300,000,000 shares; issued 120,432,000 shares and 119,555,000 shares, respectively	120,432	119,555
Additional paid-in capital	580,453	568,010
Retained earnings	1,066,118	1,041,892
Cumulative other comprehensive income (Note 7)	183,233	103,207
Treasury stock at cost, 8,582 shares and 11,532 shares, respectively	(147)	(142)

Total shareholders’ equity	1,950,089	1,832,522

Total liabilities and shareholders’ equity	$4,788,677	$4,499,551

See notes to consolidated financial statements.

AVNET, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

	Third Quarters Ended		Nine Months Ended

	April 3,	March 28,	April 3,	March 28,
	2004	2003	2004	2003

	(Thousands, except per share data)
Sales	$2,639,589	$2,340,468	$7,601,699	$6,861,023
Cost of sales	2,281,006	2,033,356	6,604,860	5,940,726

Gross profit	358,583	307,112	996,839	920,297
Selling, general and administrative expenses	284,731	270,863	824,752	832,522
Restructuring and other charges (Note 11)	—	—	55,618	106,765

Operating income (loss)	73,852	36,249	116,469	(18,990)
Other income, net	2,900	6,390	7,137	16,987
Interest expense	(23,817)	(26,650)	(74,184)	(77,988)
Debt extinguishment costs (Note 5)	(16,370)	(13,487)	(16,370)	(13,487)

Income (loss) before income taxes	36,565	2,502	33,052	(93,478)
Income tax provision (benefit)	9,915	1,010	8,826	(35,825)

Net income (loss)	$26,650	$1,492	$24,226	$(57,653)

Net earnings (loss) per share (Note 8):
Basic	$0.22	$0.01	$0.20	$(0.48)

Diluted	$0.22	$0.01	$0.20	$(0.48)

Shares used to compute earnings (loss) per share (Note 8):
Basic	120,332	119,486	119,946	119,441

Diluted	121,909	119,571	120,921	119,441

See notes to consolidated financial statements.

AVNET, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Nine Months Ended

	April 3,	March 28,
	2004	2003

	(Thousands)
Cash flows from operating activities:
Net income (loss)	$24,226	$(57,653)
Non-cash and other reconciling items:
Depreciation and amortization	50,550	69,191
Deferred taxes	(449)	(35,501)
Non-cash restructuring and other charges (Note 11)	31,409	59,027
Other, net (Note 9)	33,805	33,444

	139,541	68,508
Changes in (net of effects from business acquisitions and dispositions):
Receivables	(233,771)	88,026
Inventories	(160,695)	341,038
Accounts payable	276,799	(76,085)
Accrued expenses and other, net	42,463	131,750

Net cash flows provided from operating activities	64,337	553,237

Cash flows from financing activities:
Reduced drawings under accounts receivable securitization program	—	(200,000)
Issuance of notes in public offering, net of issuance costs (Note 5)	292,500	465,312
Repayment of notes (Note 5)	(444,245)	(379,197)
Proceeds from (repayments of) commercial paper and bank debt, net (Note 5)	38,282	(275,246)
Repayments of other debt, net (Note 5)	(2)	(1,274)
Other, net (Note 9)	13,299	(461)

Net cash flows used for financing activities	(100,166)	(390,866)

Cash flows from investing activities:
Purchases of property, plant and equipment	(19,378)	(26,595)
Cash proceeds from sales of property, plant and equipment	1,470	9,014
Acquisition of operations and investments, net	(1,448)	(7,504)

Net cash flows used for investing activities	(19,356)	(25,085)

Effect of exchange rate changes on cash and cash equivalents	11,118	4,684

Cash and cash equivalents:
— increase (decrease)	(44,067)	141,970
— at beginning of period	395,467	159,234

— at end of period	$351,400	$301,204

Additional cash flow information (Note 9)

See notes to consolidated financial statements.

AVNET, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.     In the opinion of management, the accompanying unaudited interim consolidated financial statements contain all adjustments necessary, all of which are of a normal recurring nature, except for the debt extinguishment costs discussed in Note 5 and the restructuring and other charges discussed in Note 11, to present fairly the Company’s financial position, results of operations and cash flows. For further information, refer to the consolidated financial statements and accompanying notes included in the Company’s Annual Report on Form 10-K for the fiscal year ended June 27, 2003.

2.     The results of operations for the third quarter and nine months ended April 3, 2004 are not necessarily indicative of the results to be expected for the full year. The Company operates on a “52/53 week” fiscal year and, as a result, the nine months ended April 3, 2004 contained 40 weeks while the nine months ended March 28, 2003 contained 39 weeks.

3.     Stock-based Compensation

      The Company follows Accounting Principles Board Opinion No. 25 (“APB 25”), Accounting for Stock Issued to Employees, in accounting for its stock-based compensation plans. In applying APB 25, no expense was recognized for options granted under the various stock option plans as the options granted during the periods presented had exercise prices equal to the market value of the underlying stock on the date of the grants. Statement of Financial Accounting Standards No. 148, Accounting for Stock-Based Compensation — Transition and Disclosure — An Amendment of FASB Statement No. 123, requires certain disclosure of the pro forma impact on net income (loss) and earnings (loss) per share as if a fair value-based method of measuring stock-based compensation, as defined by Statement of Financial Accounting Standards No. 123, Accounting for Stock-Based Compensation, had been applied.

      Reported and pro forma net income (loss) and earnings (loss) per share are as follows:

	Third Quarters Ended		Nine Months Ended

	April 3,	March 28,	April 3,	March 28,
	2004	2003	2004	2003

	(Thousands, except per share data)
Net income (loss), as reported	$26,650	$1,492	$24,226	$(57,653)
Less: Fair value impact of employee stock compensation, net of tax	(2,559)	(2,241)	(7,383)	(6,820)

Pro forma net income (loss)	$24,091	$(749)	$16,843	$(64,473)

Earnings (loss) per share:
Basic and diluted — as reported	$0.22	$0.01	$0.20	$(0.48)

Basic and diluted — pro forma	$0.20	$(0.01)	$0.14	$(0.54)

      Number of shares of common stock reserved for stock option and stock incentive programs as of April 3, 2004 — 17,628,395 shares.

AVNET, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

4.     Goodwill

      The following table presents the carrying amount of goodwill, by reportable segment, for the nine months ended April 3, 2004:

	Electronics	Technology
	Marketing	Solutions	Total

	(Thousands)
Carrying value at June 27, 2003	$601,236	$255,874	$857,110
Additions	1,448	—	1,448
Foreign currency translation	296	2,944	3,240

Carrying value at April 3, 2004	$602,980	$258,818	$861,798

5.     External Financing

      Short-term debt consists of the following:

	April 3,	June 27,
	2004	2003

	(Thousands)
Bank credit facilities	$51,632	$11,834
6.45% Notes due August 15, 2003	—	40,859
8.20% Notes due October 17, 2003	—	29,944
6 7/8% Notes due March 15, 2004	—	100,000
4.5% Convertible Notes due September 1, 2004	2,956	3,031
7 7/8% Notes due February 15, 2005	86,633	—
Other debt due within one year	1,079	1,988

Short-term debt	$142,300	$187,656

      Bank credit facilities consist of various committed and uncommitted lines of credit with financial institutions utilized primarily to support the working capital requirements of foreign operations. The weighted average interest rates on the bank credit facilities at April 3, 2004 and June 27, 2003 were 2.3% and 4.7%, respectively.

      Long-term debt consists of the following:

	April 3,	June 27,
	2004	2003

	(Thousands)
7 7/8% Notes due February 15, 2005	$—	$360,000
8.00% Notes due November 15, 2006	400,000	400,000
9 3/4% Notes due February 15, 2008	475,000	475,000
2% Convertible Senior Debentures due March 15, 2034	300,000	—
Other long-term debt	8,152	7,237

Subtotal	1,183,152	1,242,237
Fair value adjustment for hedged 8.00% and 9 3/4% Notes	31,693	36,162

Long-term debt	$1,214,845	$1,278,399

      In March 2004, the Company issued $300,000,000 of 2% Convertible Senior Debentures due March 15, 2034 (the “Debentures”). The Debentures are convertible into Avnet common stock at a rate of 29.5516

AVNET, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

shares of common stock per $1,000 principal amount of Debentures. The Debentures are only convertible under certain circumstances, including if: (i) the closing price of the Company’s common stock reaches $45.68 per share (subject to adjustment in certain circumstances) for a specified period of time; (ii) the average trading price of the Debentures falls below a certain percentage of the conversion value per Debenture for a specified period of time; (iii) the Company calls the Debentures for redemption; or (iv) certain corporate transactions, as defined, occur. Upon conversion, the Company has the right to deliver cash or a combination of cash and common stock, in lieu of solely common stock. The Company may redeem some or all of the Debentures for cash any time on or after March 20, 2009 at the Debentures’ full principal amount plus accrued and unpaid interest, if any. Holders of the Debentures may require the Company to purchase, in cash, all or a portion of the Debentures on March 15, 2009, 2014, 2019, 2024 and 2029, or upon a fundamental change, as defined, at the Debentures’ full principal amount plus accrued and unpaid interest, if any.

      The proceeds from the issuance of the Debentures, net of underwriting fees, were $292,500,000. The Company used these proceeds to fund the tender and purchase of $273,367,000 of its 7 7/8% Notes due February 15, 2005. The Company incurred debt extinguishment costs of $16,370,000 pre-tax, $14,215,000 after-tax and $0.12 per share on a diluted basis during the quarter ended April 3, 2004 related primarily to premiums and other transaction costs associated with this tender.

      During the quarter ended April 3, 2004, the Company also repaid in cash the $100,000,000 of 6 7/8% Notes that matured on March 15, 2004.

      In February 2003, the Company used the proceeds of $465,313,000, net of underwriting fees, from the issuance in that month of the Company’s $475,000,000 of 9 3/4% Notes due February 15, 2008 (the “9 3/4% Notes”) to redeem $159,141,000 of its 6.45% Notes due August 15, 2003 (the “6.45% Notes”) and $220,056,000 of its 8.20% Notes due October 17, 2003 (the “8.20% Notes”). The excess proceeds after these early redemptions were held in an escrow account and used to repay the remaining principal on the 6.45% Notes and 8.20% Notes at their respective maturity dates plus interest due through their maturities. During the nine months ended April 3, 2004, the remaining principal plus interest due through maturity on the 6.45% Notes and the 8.20% Notes was paid out of this escrow account. At June 27, 2003, the balance in this escrow account was $78,543,000. During the quarter ended March 28, 2003, the Company incurred debt extinguishment costs of $13,487,000 pre-tax, $8,152,000 after-tax and $0.07 per share on a diluted basis, related primarily to premiums and other transaction costs associated with the tender and early redemption of the 6.45% Notes and the 8.20% Notes.

      As of June 27, 2003, the Company had a multi-year credit facility with a syndicate of banks led by Bank of America that provided up to $350,000,000 in financing that was to mature on October 25, 2004. At June 27, 2003 and during the nine months ended April 3, 2004, there were no outstanding balances under the multi-year credit facility. Because the Company did not expect to draw on the facility prior to its October 2004 expiration, the Company terminated the facility on September 8, 2003. The Company wrote-off the remaining unamortized deferred loan costs associated with this facility, which amounted to $4,514,000 as of the date the facility was terminated (see Note 11).

      The Company has two interest rate swaps with a total notional amount of $400,000,000 in order to hedge the change in fair value of the 8.00% Notes due November 2006 (the “8% Notes”) related to fluctuations in interest rates. These contracts are classified as fair value hedges and mature in November 2006. The interest rate swaps modify the Company’s interest rate exposure by effectively converting the fixed rate on the 8% Notes to a floating rate (4.0% at April 3, 2004) based on three-month U.S. LIBOR plus a spread through their maturities. In July 2003, the Company entered into three additional interest rate swaps with a total notional amount of $300,000,000 in order to hedge the change in fair value of the 9 3/4% Notes related to fluctuations in interest rates. These hedges are also classified as fair value hedges and mature in February 2008. These interest rate swaps modify the Company’s interest rate exposure by effectively converting the fixed rate on the 9 3/4% Notes to a floating rate (7.3% at April 3, 2004) based on three-month U.S. LIBOR plus

AVNET, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

a spread through their maturities. The hedged fixed rate debt and the interest rate swaps are adjusted to current market values through interest expense in the accompanying consolidated statements of operations. The Company accounts for the hedges using the shortcut method as defined under Statement of Financial Accounting Standards No. 133 Accounting for Derivative Instruments and Hedging Activities, as amended by Statement of Financial Accounting Standards No. 138, Accounting for Certain Derivative Instruments and Hedging Activities. Due to the effectiveness of the hedges since inception, the market value adjustments for the hedged debt and the interest rate swaps directly offset one another. The fair value of the interest rate swaps at April 3, 2004 and June 27, 2003 was $31,693,000 and $36,162,000, respectively, and is included in other long-term assets in the accompanying consolidated balance sheets. Additionally, included in long-term debt is a comparable fair value adjustment increasing the total liability by these same amounts.

6.     Commitments and Contingencies

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

      In connection with the Company’s January 2000 acquisition of 84% of the stock of Eurotronics B.V., which went to market as SEI, the Company entered into a share purchase agreement with the sellers that called for an additional payment of cash or common stock of the Company if the Company’s share price did not reach $45.25 per share by January 2004. Subsequent to the end of the third quarter of fiscal 2004, the Company paid, in cash, the sum of $48,930,000 as settlement of the Company’s final obligation from this acquisition.

7.     Comprehensive Income (Loss)

	Third Quarters Ended		Nine Months Ended

	April 3,	March 28,	April 3,	March 28,
	2004	2003	2004	2003

	(Thousands)
Net income (loss)	$26,650	$1,492	$24,226	$(57,653)
Foreign currency translation adjustments	(11,290)	13,737	79,356	41,304
Valuation adjustments — unrealized gain on investments in marketable securities	670	—	670	—

Total comprehensive income (loss)	$16,030	$15,229	$104,252	$(16,349)

AVNET, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

8.     Earnings (Loss) Per Share

	Third Quarters Ended		Nine Months Ended

	April 3,	March 28,	April 3,	March 28,
	2004	2003	2004	2003

	(Thousands, except per share data)
Numerator:
Net income (loss)	$26,650	$1,492	$24,226	$(57,653)

Denominator:
Weighted average common shares for basic earnings (loss) per share	120,332	119,486	119,946	119,441
Net effect of dilutive stock options and restricted stock awards	1,577	85	975	—

Weighted average common shares for diluted earnings (loss) per share	121,909	119,571	120,921	119,441

Basic earnings (loss) per share	$0.22	$0.01	$0.20	$(0.48)

Diluted earnings (loss) per share	$0.22	$0.01	$0.20	$(0.48)

      The 4.5% convertible notes are excluded from the computation of earnings (loss) per share in each period presented as the effects were antidilutive. Shares issuable upon conversion of the 2% Convertible Debentures are also excluded from the computation of earnings per share for the quarter and nine months ended April 3, 2004 because the contingent conditions for their conversion have not been met (see Note 5).

      The effects of certain stock options and restricted stock awards are also excluded from the determination of the weighted average common shares for diluted earnings (loss) per share in each of the periods presented as the effects were antidilutive or the exercise price for the outstanding options exceeded the average market price for the Company’s stock. Accordingly, in the third quarter and nine months ended April 3, 2004, the effects of approximately 2,849,000 shares in each period related to stock options and restricted stock awards are excluded from the computation above, all of which relate to options for which the exercise prices were greater than the average market price of the Company’s common stock. Additionally, in the third quarter and nine months ended March 28, 2003, the effects of approximately 10,647,000 and 10,883,000 shares, respectively, related to stock options and restricted stock awards are excluded from the computation above, of which approximately 10,647,000 shares in each period related to options for which the exercise prices were greater than the average market price of the Company’s common stock.

9.     Additional Cash Flow Information

      Other non-cash and other reconciling items primarily include the provision for doubtful accounts.

      Other, net, cash flows from financial activities is comprised primarily of proceeds from the exercise of stock options.

      Interest and income taxes paid (refunded) in the nine months ended April 3, 2004 and March 28, 2003, respectively, were as follows:

	Nine Months Ended

	April 3,	March 28,
	2004	2003

	(Thousands)
Interest	$95,969	$83,875
Income taxes	(65,685)	(172,947)

AVNET, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

10.     Segment Information

      During the first quarter of fiscal 2004, the Company combined its Computer Marketing (“CM”) and Applied Computing (“AC”) operating groups into one computer products and services business called Technology Solutions (“TS”). This combination is part of the Company’s continued efforts to strengthen its market leadership position, streamline the business and further leverage cost synergies resulting from the combination. In light of the similarities of the logistics operations and related functions of CM and AC, the consolidation of certain of the units’ operating facilities, equipment and processes has yielded significant cost savings while also stimulating new market opportunities for the combined group by selling from a broader, shared line card of products and services to the customers that are now served by the one, larger operating group.

      As a result of the formation of TS, Electronics Marketing (“EM”) and TS are the overall segments upon which management primarily evaluated the operations of the Company and upon which it based its operating decisions during the third quarter and nine months ended April 3, 2004. Therefore, the segment data below reflects the two segments subsequent to the formation of TS. Data for the third quarter and nine months ended March 28, 2003 and as of June 27, 2003 has been restated to present segment data on a consistent basis with the current periods.

	Third Quarters Ended		Nine Months Ended

	April 3,	March 28,	April 3,	March 28,
	2004	2003	2004	2003

	(Thousands)
Sales:
Electronics Marketing	$1,594,146	$1,290,325	$4,284,344	$3,736,164
Technology Solutions	1,045,443	1,050,143	3,317,355	3,124,859

	$2,639,589	$2,340,468	$7,601,699	$6,861,023

Operating income (loss):
Electronics Marketing	$63,572	$30,535	$137,179	$67,727
Technology Solutions	25,787	19,112	74,436	51,198
Corporate	(15,507)	(13,398)	(39,528)	(31,150)

	73,852	36,249	172,087	87,775
Restructuring and other charges (Note 11)	—	—	(55,618)	(106,765)

	$73,852	$36,249	$116,469	$(18,990)

Sales, by geographic area:
Americas	$1,339,995	$1,257,067	$4,015,946	$3,843,958
Europe, Middle East and Africa (“EMEA”)	931,542	815,201	2,520,150	2,294,543
Asia/ Pacific	368,052	268,200	1,065,603	722,522

	$2,639,589	$2,340,468	$7,601,699	$6,861,023

AVNET, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

	April 3,	June 27,
	2004	2003

	(Thousands)
Assets:
Electronics Marketing	$3,301,375	$2,928,794
Technology Solutions	1,233,215	1,174,297
Corporate	254,087	396,460

	$4,788,677	$4,499,551

Assets, by geographic area:
Americas	$2,599,113	$2,616,632
EMEA	1,692,960	1,461,270
Asia	496,604	421,649

	$4,788,677	$4,499,551

      The Company manages its business based upon the operating results of its two operating groups before restructuring and other charges (see Note 11). During the nine months ended April 3, 2004, the approximate unallocated pre-tax restructuring and other charges related to EM and TS were $19,446,000 and $29,920,000, respectively. During the nine months ended March 28, 2003, the approximate unallocated pre-tax restructuring and other charges related to EM and TS were $84,096,000 and $21,312,000, respectively. The remaining restructuring and other charges recorded during the periods noted above relate to corporate activities.

11.     Restructuring and Other Charges

      During the first and second quarters of fiscal 2004, the Company executed certain restructuring and cost reduction initiatives in order to improve profitability. These actions can generally be broken into three categories: (1) the combination of CM and AC as discussed in Note 10; (2) the reorganization of the Company’s global IT resources, which had previously been administered generally on a separate basis within each of the Company’s operating groups; and (3) various other reductions within EM and certain centralized support functions. Management does not expect to incur any additional charges in connection with these cost reduction initiatives in future periods.

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

      Severance charges related to workforce reductions of approximately 120 personnel, the majority of whom staffed warehousing, administrative and support functions primarily for facilities within the TS EMEA operations that were identified for consolidation as part of the combination of CM and AC. A smaller portion of these charges also impacted operations in the Americas. The efforts to consolidate operations of CM and AC in EMEA also led to charges related to reserves for remaining non-cancelable lease obligations and write-downs to fair market value of owned assets located in the facilities that were vacated. The facilities primarily served in warehousing and administrative capacities. Management also evaluated and elected to discontinue a number of IT-related initiatives that, in light of recent business restructurings, no longer met the Company’s return on investment standards for continued use or development. These charges related to the write-off of capitalized hardware and software. Lastly, the Company’s efforts to combine CM and AC in EMEA resulted in the decision to merge the former CM EMEA operations onto the computer systems that have historically been used in the AC EMEA business. The change in the use of this significant asset of CM EMEA generated a need to analyze the group of long-lived assets within the former CM EMEA operations for impairment. As a

AVNET, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

result of this analysis, the Company recorded an impairment charge to write down certain long-lived assets to their estimated fair market values. This charge totaling $9,430,000, of which $4,228,000 relates to the CM EMEA computer systems, is included in the facilities and IT-related charges discussed above.

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

      The combined charges recorded in the nine months ended April 3, 2004 totaled $55,618,000 pre-tax and $38,537,000 after-tax, or $0.32 per diluted share. Of these charges, $31,409,000 represented non-cash write-downs and $24,209,000 require the use of cash, of which $11,082,000 had not yet been expended as of April 3, 2004. The unutilized portion of the charges recorded in the first nine months of fiscal 2004 relate primarily to severance accruals, substantially all of which are scheduled to be utilized by the end of the first quarter of fiscal 2005, and contractual lease commitments, substantially all of which are scheduled to be utilized by the end of fiscal 2007.

      During the second quarter ended December 27, 2002, the Company executed certain actions as part of its previous cost reduction initiatives and, accordingly, recorded restructuring charges totaling $106,765,000 pre-tax and $65,749,000 after-tax, or $0.55 per diluted share. The pre-tax charge consisted of severance costs ($21,700,000), charges related to consolidation of selected facilities ($37,359,000) and charges related to certain IT-related initiatives ($47,706,000). Of these charges, $59,027,000 represented non-cash asset write-downs and $47,738,000 required the use of cash, of which $18,295,000 had not yet been expended as of April 3, 2004 and substantially all of which is scheduled to be utilized by the end of fiscal 2007.

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

AVNET, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

      The following table summarizes the Company’s restructuring and other charge activity during the first nine months of fiscal 2004. Non-cash charges, as described above, are included in amounts utilized.

	Severance	Facility	IT-Related
	Costs	Exit Costs	Costs	Other(1)	Total

	(Thousands)
Balance at June 27, 2003	$7,234	$36,908	$742	$647	$45,531
Fiscal 2004 activity	14,691	15,643	19,759	5,525	55,618
Amounts utilized	(15,559)	(23,958)	(19,176)	(5,518)	(64,211)
Other, principally foreign currency translation	399	1,559	28	26	2,012

Balance at April 3, 2004	$6,765	$30,152	$1,353	$680	$38,950

(1)	Fiscal 2004 activity in the “other” column represents principally the write-off of the remaining unamortized deferred loan costs associated with the Company’s multi-year credit facility terminated in September 2003 amounting to $4,514,000.

Item 2.     Management’s Discussion and Analysis of Financial Condition and Results of Operations

      For a description of the Company’s critical accounting policies and an understanding of the significant factors that influenced the Company’s performance during the third quarters and nine months ended April 3, 2004 and March 28, 2003, this Management’s Discussion and Analysis of Financial Condition and Results of Operations (“MD&A”) should be read in conjunction with the consolidated financial statements, including the related notes, appearing in Item 1 of this Report as well as the Company’s Annual Report on Form 10-K for the year ended June 27, 2003 and the Company’s quarterly reports on Form 10-Q for the quarterly periods ending January 3, 2004 and October 4, 2003. The Company operates on a “52/53-week” fiscal year and, as a result, the nine months ended April 3, 2004 contained 40 weeks while the nine months ended March 28, 2003 contained 39 weeks.

      During the nine months ended April 3, 2004, the Company combined its Computer Marketing (“CM”) and Applied Computing (“AC”) operating groups into one group called Technology Solutions (“TS”), as described below. As a result of the formation of TS, Electronics Marketing (“EM”) and TS are the overall segments upon which management primarily evaluated the operations of the Company and upon which it based its operating decisions during the first nine months of fiscal 2004. Therefore, the operating group analyses contained in this MD&A reflect the two segments subsequent to the formation of TS. Comparable data for prior periods has been restated to present segment data on a consistent basis with the current fiscal year.

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

      The combination of CM and AC into TS was part of the Company’s continued efforts to strengthen its market leadership position, streamline the business and further leverage cost synergies resulting from this combination. In light of the similarities of the logistics operations and related functions of CM and AC, the consolidation of certain of the units’ operating facilities, equipment and processes has yielded significant cost savings while also stimulating new market opportunities for the combined group by selling from a broader, shared line card of products and services to the customers that are now served by the one, larger operating group.

Results of Operations

      The results for the quarter and nine months ended April 3, 2004 have begun to show improvements in technology markets, especially in the electronic components sector, that have been underway for the past several quarters. Following the economic downturn that began after the Company’s second quarter of fiscal 2001, the Company’s sales performance stabilized and remained relatively flat for much of the past two years. However, beginning in fiscal 2004, the Company’s consolidated sales have increased sequentially in each quarter. In the second quarter of fiscal 2004, much of the consolidated sales growth was driven by TS, which typically has its strongest sales performance of the year during the month of December due to the calendar year-end budgeting cycles of most of TS’s customers. However, in the third quarter of fiscal 2004, EM drove the Company’s sequential sales growth, which is another positive sign that the highly cyclical electronic components distribution industry has finally moved into a growth period. The overall sales growth at the enterprise level, coupled with the effects of the Company’s extensive cost reduction and working capital management efforts of the past three years, have led to enhanced profitability for the Company as a whole.

      There are numerous references to the impact of foreign currency translation in the discussion of the Company’s results of operations that follow. Over the past year, the US Dollar has weakened significantly in the comparison to most foreign currencies, especially the Euro (which strengthened against the US Dollar by roughly 16% from third quarter of fiscal 2003 to the third quarter of fiscal 2004). When the weaker US Dollar exchange rates of the current quarter are used to translate the results of operations of Avnet’s subsidiaries denominated in foreign currencies, the resulting impact is an increase, in US Dollars, of reported results.

Sales

      The table below provides period sales for the Company and its operating groups:

Period Sales by Operating Group and Geography

			Sequential		Year-Year
	Q3-Fiscal ’04	Q2-Fiscal ’04	% Change	Q3-Fiscal ’03	% Change

	(Dollars in thousands)
Avnet, Inc.	$2,639,589	$2,554,460	3.3%	$2,340,468	12.8%
EM	1,594,146	1,332,229	19.7	1,290,325	23.5
TS	1,045,443	1,222,231	(14.5)	1,050,143	(0.4)
EM
Americas	$644,870	$561,839	14.8%	$585,175	10.2%
EMEA	622,646	456,381	36.4	477,722	30.3
Asia	326,630	314,009	4.0	227,428	43.6
TS
Americas	$695,125	$821,931	(15.4)%	$671,892	3.5%
EMEA	308,896	361,833	(14.6)	337,479	(8.5)
Asia	41,422	38,467	7.7	40,772	1.6
Totals by Region
Americas	$1,339,995	$1,383,770	(3.2)%	$1,257,067	6.6%
EMEA	931,542	818,214	13.9	815,201	14.3
Asia	368,052	352,476	4.4	268,200	37.2

      Consolidated sales for the third quarter of fiscal 2004 were $2.64 billion, up $299.1 million, or 12.8%, from the prior year third quarter consolidated sales of $2.34 billion. Consolidated sales also increased on a sequential basis by $85.1 million, or 3.3%, from the second quarter of fiscal 2004 sales of $2.55 billion. The third quarter represents the Company’s third consecutive quarter of sequential improvement in consolidated sales and the Company’s highest quarterly sales performance since the third quarter of fiscal 2001. Historically, TS experiences a seasonal downturn from the Company’s second fiscal quarter to its third fiscal quarter because of the significant sales uplift that TS experiences at the end of the calendar year as discussed above. Therefore, the sequential decline in sales for TS was expected. However, the robust growth exhibited by EM outweighed the decline at TS as the electronic components industry continues to move forward into the current up-cycle. The performance of EM was also the primary driver of the year-over-year sales growth. The Company’s consolidated sales in the third quarter of fiscal 2004 were impacted by changes in foreign currency exchange rates, which positively affected the results on a year-over-year basis by an estimated $130 million.

      EM reported sales of $1.59 billion in the third quarter of fiscal 2004, up $303.8 million, or 23.5%, over the prior year third quarter and up $261.9 million, or 19.7%, from the second quarter of fiscal 2004. Although the March quarter is normally a strong quarter for EM, particularly coming off of the typically slow period in the electronic components industry during the holiday weeks at the end of December, sales for EM were much better than expected with sequential growth in fiscal 2004 far surpassing the 7.2% sequential growth EM experienced in fiscal 2003. Similar to the Company’s consolidated results, the third quarter of fiscal 2004 represents the strongest quarterly sales performance for EM since the third quarter of fiscal 2001. Approximately $88 million, or 6.8%, of the year-over-year sales growth at EM is estimated to result from foreign currency exchange rates.

      Each of the three regions contributed to the strong performance for EM although the performance of the EMEA region, with sales of $622.6 million, was the largest contributor exhibiting increases of 30.3% and 36.4% over the third quarter of fiscal 2003 and the second quarter of fiscal 2004, respectively. EM in the Americas also experienced significant growth with third quarter sales of $644.9 million increasing 10.2% over the prior year third quarter and 14.8% over the second quarter of fiscal 2004. These strong sales performances in both EMEA and the Americas are a result of increasing customer demand coupled with steady improvement in both regions in capital spending throughout Avnet’s customer base. EM Asia sales of $326.6 million represents yet another record sales quarter for that region in EM and is now the twelfth consecutive quarter of sales growth within that region for EM. While EM Asia saw a sequential improvement in sales of only 4.0%, driven mostly by normal seasonal factors including the Chinese New Year during the third quarter, the year-over-year increase in sales was 43.6% for EM’s operations in this region. Over the past several quarters, the growth in the Asia region has been indicative of a global trend that has seen significant technology manufacturing shifting to Asia, especially in the electronic components sector. Book to bill ratios and customer orders continue to increase throughout EM.

      TS reported sales of $1.05 billion in the third quarter of fiscal 2004, essentially flat with the third quarter of fiscal 2003 and down $176.8 million, or 14.5%, from the traditionally strong second fiscal quarter for computer product sales. As discussed previously, the seasonal decline from second quarter to third quarter at TS was expected. However, two important factors contributed to the flat sales performance of TS on a year-over-year basis. First, TS made a strategic decision in the second half of fiscal 2003 to exit certain low-profit, low return-on-capital employed business. These engagements accounted for an estimated $90 million of sales in the third quarter of fiscal 2003 (approximately $100 million based upon foreign exchange rates in the third quarter of fiscal 2004). Second, the third quarter of fiscal 2003 benefited from a sizable sales carryover, especially in the Americas, from the second quarter of fiscal 2003 due to the timing of Avnet’s fiscal period-ends. The second quarter of fiscal 2003 ended on December 27, 2002, which allowed for two business days of calendar 2002 to fall into Avnet’s third fiscal quarter last year. With the typical budgeting cycles of many of TS’s larger customers based on the calendar year, this resulted in certain of TS’s sizable calendar year-end sales to these customers falling into Avnet’s third quarter in fiscal 2003. The second quarter of fiscal 2004 ended on January 3, 2004 so this carryover benefit did not exist in the current fiscal year. The impact of these two factors was partially offset by the impact of foreign currency on a year-over-year basis, which positively impacted TS’ earnings by an estimated $42 million year-over-year. Absent the collective impact of these factors in the upcoming fourth quarter, TS is expected to move back into a mode of sequential revenue growth.

      TS in the Americas region, which typically accounts for more than 65% of TS global sales, recorded sales of $695.1 million in the third quarter of fiscal 2004 – up 3.5% over the third quarter of fiscal 2003 and down 15.4% sequentially, due primarily to seasonal factors discussed above. TS EMEA’s third quarter fiscal 2004 sales of $308.9 million were down both year-over-year and sequentially by 8.5% and 14.6%, respectively. EMEA is the region most impacted by the decision to exit certain low-profit, low return-on-capital-employed engagements as well as by the offsetting positive impact of foreign currency exchange differences which, combined, are the primary contributor to the year-over-year decline in sales for the region. TS Asia’s sales for the third quarter of fiscal 2004 were $41.4 million, up 1.6% over the third quarter of fiscal 2003 and up 7.7% over the current fiscal year’s second quarter.

      On an overall regional basis, Asia continues to play an increasing role in the sales performance of the Company as a whole, accounting for 13.9% of consolidated sales in the third quarter of fiscal 2004 as compared with 11.5% of consolidated sales in the prior year third quarter. The Asia region is expected to continue this growth pattern going forward and management believes that Avnet is well positioned to capitalize on this growth based on its already established position in the Asia region, and specifically the Peoples’ Republic of China.

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

      Consolidated sales for the nine months ended April 3, 2004 were $7.60 billion, up $740.7 million, or 10.8%, as compared with $6.86 billion in the first nine months of fiscal 2003. This year-to-date increase is in large part a result of the improving business environment as discussed previously. However, year-to-date sales were further strengthened by the changes in foreign currency exchange rates since the first nine months of fiscal 2003, which positively affected the current year nine month results by an estimated $350 million. To a lesser extent, the extra week in the current fiscal year has also positively impacted sales results. Within the operating groups, EM sales of $4.28 billion for the first nine months of fiscal 2004 were up $548.2 million, or 14.7%, over the first nine months sales in fiscal 2003 of $3.74 billion. TS sales for the first nine months of fiscal 2004, which totaled $3.32 billion, were also up $192.5 million, or 6.2% over the prior year’s first nine months. The slower year-over-year growth at TS is driven by many of the factors discussed above including the exit of certain low-profit engagements since fiscal 2003.

Gross Profit and Gross Profit Margins

      Consolidated gross profit for the third quarter ended April 3, 2004 was $358.6 million, up $51.5 million, or 16.8%, over the third quarter of fiscal 2003. Gross profit margins, which were 13.6% in the third quarter of fiscal 2004, also improved by 47 basis points from the margins of 13.1% in the third quarter of fiscal 2003. The single largest contributing factor to the improved gross profit margins in the third quarter of fiscal 2004 is the mix of business among Avnet’s operating groups. TS, while typically a higher asset velocity business than EM, is also a lower gross profit margin business compared with EM. In the third quarter of fiscal 2003, EM accounted for 55% of Avnet’s consolidated sales whereas, in the third quarter of fiscal 2004, this percentage has increased to 60%. This shift in share of business to the higher margin EM business has strengthened gross profit margins on a consolidated basis. The exit of certain low-profit, low return-on-capital-employed engagements discussed previously in Sales also contributed to the positive trend in consolidated gross profit margins as, in the third quarter of fiscal 2004, TS enjoyed its strongest gross profit margin performance since the first quarter of fiscal 2003. Management anticipates that the recent strength of the electronic components markets will continue to result in EM’s higher margin revenues constituting a comparable percentage of the Company’s consolidated sales in the upcoming fourth quarter.

      Consolidated gross profit for the first nine months of fiscal 2004 was $996.8 million, representing a gross profit margin of 13.1% for the nine-month period. This compares to consolidated gross profit of $920.3 million, or gross profit margins of 13.4%, for the same nine-month period in fiscal 2003. During these nine-month periods, the mix of business between EM and TS was more comparable — sales at EM constituted 56% of consolidated sales in the first nine months of fiscal 2004 versus 54% for the same period in fiscal 2004. Because the mix of business shift that resulted in the third quarter of fiscal 2004 is not as significant when combined with the results for the first six months of the year, the favorable impact on gross profit margins is not yet evident on a year-to-date basis.

Selling, General and Administrative Expenses

      Selling, general and administrative expenses in the third quarter of fiscal 2004 were $284.7 million, or 10.8% of consolidated sales. Expenses in the current year third quarter are $13.9 million higher than those of the third quarter of fiscal 2003. However, selling, general and administrative expenses as a percentage of consolidated sales in the third quarter of fiscal 2003 were significantly higher at 11.6%. The significant decrease in expenses as a percentage of sales in the most recent quarter is primarily a result of the Company’s ongoing cost reduction initiatives of recent years. Specifically, cost reduction efforts that resulted in certain restructuring and other charges in the first and second quarters of fiscal 2004 have begun to favorably impact the Company’s results in the third quarter of fiscal 2004. Management estimates that most of the estimated $90 million in annualized expense reductions that will result from the fiscal 2004 restructuring efforts have been removed from the business by the end of the third quarter of fiscal 2004. The remaining cost reductions from these efforts are expected to be fully in effect in the first quarter of fiscal 2005. See Restructuring and Other Charges for further discussion of these cost reduction efforts.

      In addition to an increase in expense dollars to support the growth of sales in the third quarter of fiscal 2004, the effect of foreign currency translation also significantly offset what would have otherwise been flat to slightly reduced operating expenses in absolute dollars. Specifically, the impacts of foreign currency exchange rates negated what would otherwise have been additional year-over-year cost reductions of approximately $16.6 million.

      Selling, general and administrative expenses for the first nine months of fiscal 2004 were $824.8 million, or 10.9% of consolidated sales, as compared to $832.5 million, or 12.1% of consolidated sales in the first nine months of fiscal 2003. However, this decrease in expenses both in absolute dollars and as a percentage of consolidated sales would have been larger were it not for three additional factors. First, the extra week in the first nine months of fiscal 2004 is estimated to have resulted in approximately $10 million of additional selling, general and administrative expenses. Second, consistent with the quarterly results discussed above, the weakening of the US Dollar has reduced what would have otherwise been a larger positive impact of the Company’s ongoing cost cutting initiatives. Finally, selling, general and administrative expenses in the first nine months of fiscal 2003 include the favorable impact from the resolution of certain purchase price contingencies associated with the Company’s fiscal 2001 acquisition of the VEBA Group. This resolution resulted in a payment received from the seller of the VEBA Group during the first quarter of fiscal 2003 amounting to approximately $6.5 million, representing a refund of a portion of the amount paid at the closing of this acquisition. This refund was recorded as a reduction of selling, general and administrative expenses as the goodwill related to the VEBA Group had been written off as a result of the transition impairment test performed upon the adoption of Statement of Financial Accounting Standards No. 142, Goodwill and Other

Intangible Assets. The following table compares selling, general and administrative expenses for the first nine months of fiscal 2004 and fiscal 2003 as adjusted for these items:

	Nine Months Ended

	April 3,	March 28,
	2004	2003

	(Thousands)
Selling, general and administrative expenses, as reported	$824,752	$832,522
Pro forma adjustments:
Impact of extra week in Q1 fiscal 2004	(10,000)	—
Adjust first nine months fiscal 2004 expenses to September 2003 exchange rates	(47,740)	—
Adjust first nine months fiscal 2003 expenses for VEBA purchase price refund	—	6,486

Selling, general and administrative expenses, pro forma	$767,012	$839,008

Percentage of consolidated sales	10.1%	12.2%

Restructuring and Other Charges

      During the first and second quarters of fiscal 2004, the Company executed certain restructuring and cost reduction initiatives in order to improve profitability. These actions can generally be broken into three categories: (1) the combination of CM and AC as discussed previously; (2) the reorganization of the Company’s global IT resources, which had previously been administered generally on a separate basis within each of the Company’s operating groups; and (3) various other reductions within EM and certain centralized support functions. Management does not expect to incur any additional charges in connection with these cost reduction initiatives in future periods. As noted above, management anticipates that the full $90 million in annualized expense reductions will be in effect by the end of the first quarter of fiscal 2005.

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

      Severance charges related to workforce reductions of approximately 120 personnel, the majority of whom staffed warehousing, administrative and support functions primarily for facilities within the TS EMEA operations that were identified for consolidation as part of the combination of CM and AC. A smaller portion of these charges also impacted operations in the Americas. The efforts to consolidate operations of CM and AC in EMEA also led to charges related to reserves for remaining non-cancelable lease obligations and write-downs to fair market value of owned assets located in the facilities that were vacated. The facilities primarily served in warehousing and administrative capacities. Management also evaluated and elected to discontinue a number of IT-related initiatives that, in light of recent business restructurings, no longer met the Company’s return on investment standards for continued use or development. These charges related to the write-off of capitalized hardware and software. Lastly, the Company’s efforts to combine CM and AC in EMEA resulted in the decision to merge the former CM EMEA operations onto the computer systems that have historically been used in the AC EMEA business. The change in the use of this significant asset of CM EMEA generated the need to analyze the group of long-lived assets within the former CM EMEA operations for impairment. As a result of this analysis, the Company recorded an impairment charge to write down certain long-lived assets to their estimated fair market values. This charge totaling $9.4 million, of which $4.2 million relates to the CM EMEA computer systems, is included in the facilities and IT-related charges discussed above.

      Restructuring charges completed during the quarter ended October 4, 2003 totaled $32.1 million pre-tax and $22.1 million after-tax, or $0.18 per diluted share. The pre-tax charge consisted of severance costs ($9.4 million), charges related to consolidation of selected facilities ($10.8 million), write-downs of certain capitalized IT-related initiatives ($6.9 million) and other items, consisting primarily of the write-off of the remaining unamortized deferred loan costs associated with the Company’s multiyear credit facility terminated in September 2003 as discussed in Financing Transactions ($5.0 million).

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

      The combined charges recorded in the nine months ended April 3, 2004 totaled $55.6 million pre-tax and $38.5 million after-tax, or $0.32 per diluted share. Of these charges, $31.4 million represented non-cash write-downs and $24.2 million require the use of cash, of which $11.1 million had not yet been expended as of April 3, 2004. The unutilized portion of the charges recorded in the first nine months of fiscal 2004 relate primarily to severance accruals, substantially all of which are scheduled to be utilized by the end of the first quarter of fiscal 2005, and contractual lease commitments, substantially all of which are scheduled to be utilized by the end of fiscal 2007.

      During the second quarter ended December 27, 2002, the Company executed certain actions as part of its previous cost reduction initiatives and, accordingly, recorded restructuring charges totaling $106.7 million pre-tax and $65.8 million after-tax, or $0.55 per diluted share. The pre-tax charge consisted of severance costs ($21.7 million), charges related to consolidation of selected facilities ($37.3 million) and charges related to certain IT-related initiatives ($47.7 million). Of these charges $59.0 million represented non-cash asset write-downs and $47.7 million required the use of cash, of which $18.3 million had not yet been expended as of April 3, 2004 and substantially all of which is scheduled to be utilized by the end of fiscal 2007.

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

Operating Income (Loss)

      Operating income for the third quarter of fiscal 2004 was $73.9 million, or 2.8% of consolidated sales. This is more than double operating income of $36.2 million (1.5% of consolidated sales) in the third quarter of fiscal 2003. This significant improvement in operating income is driven by the growth in sales, improvement in gross profit margins and reduction in operating expenses, all of which are discussed previously in this MD&A. Both operating groups showed similar improvements in their total results of operations. EM reported operating income of $63.6 million (4.0% of EM’s sales) in the third quarter of fiscal 2004. This represents an improvement of $33.0 million, or 108%, from operating income of $30.5 million (2.4% of EM’s sales) in the third quarter of fiscal 2003. Operating income at TS was $25.8 million (2.5% of TS’s sales) in the third quarter of fiscal 2004, up by $6.7 million, or 35%, from operating income of $19.1 million (1.8% of TS’s sales) in the third quarter of fiscal 2003. The third quarter of fiscal 2004 represented EM’s seventh and TS’s third consecutive quarters of year-over-year improvements in quarterly operating profit margins. These consistent improvements are largely a result of the stronger sales performance of recent quarters as discussed previously and the significant cost reduction efforts that have taken place since the economic and industry downturn began during fiscal 2001.

      Operating income for the nine months ended April 3, 2004 was $116.5 million (1.5% of consolidated sales), up from an operating loss of $19.0 million (0.3% of consolidated sales) in the nine months ended March 28, 2003. These results include the negative impacts of restructuring and other charges recorded during both periods, which totaled $55.6 million, or 0.7% of consolidated sales, in the first nine months of fiscal 2004 and $106.7 million, or 1.6% of consolidated sales, in the first nine months of fiscal 2003.

Interest Expense and Other Income, net

      Interest expense in the third quarter of fiscal 2004 was $23.8 million, down $2.8 million, or 10.6%, from interest expense of $26.6 million in the third quarter of fiscal 2003. While a part of this reduction in interest expense is a result of the decrease in total debt outstanding between periods ($1.36 billion at April 3, 2004 versus $1.47 billion at March 28, 2003), the larger factor relates to the change in the Company’s effective interest rates due to the composition of the Company’s debt balances. The Company fully repaid its original principal balances of $200.0 million of 6.45% Notes due August 15, 2003 and $250.0 million of 8.20% Notes due October 17, 2003 prior to the third quarter of fiscal 2004. Although the Company added $475.0 million of 9 3/4% Notes due February 15, 2008 since the prior year second quarter, the Company also entered into hedge contracts on a portion of the 9 3/4% Notes, which effectively converts these notes from a fixed rate to a variable rate (7.3% at April 3, 2004) based upon US LIBOR plus a spread. Interest expense during the third quarter of fiscal 2004 was also inflated slightly due to the timing of the offering of the $300.0 million 2% Convertible Debentures due March 15, 2034 and the tender for a portion of the outstanding 7 7/8% Notes due February 15, 2005. The Convertible Debenture offering closed on March 5, 2004 while the tender for $273.4 million of the 7 7/8% Notes discussed below did not close until March 26. Therefore, there was a three-week period in March where the Company was paying interest on both the old and new debt instruments. See Financing Transactions for further discussion of the debt activity discussed above.

      These factors similarly impacted year-to-date interest expense. For the first nine months of fiscal 2004, interest expense was $74.2 million, down $3.8 million, or 4.9%, from interest expense of $78.0 million for the first nine months of fiscal 2003.

      Other income, net, which includes interest income, was $2.9 million in the third quarter of fiscal 2004 as compared to $6.4 million in the third quarter of fiscal 2003. The higher other income in fiscal 2003 resulted primarily from more favorable foreign currency gains during the prior year. Other income, net, for the first nine months of fiscal 2004 of $7.1 million was down from $17.0 million in the first nine months of fiscal 2003 for similar reasons.

Debt Extinguishment Costs

      The Company used the proceeds from the issuance of the 2% Convertible Debentures due March 15, 2034 (see Financing Transactions for further discussion), net of underwriting fees, of $292.5 million to fund the tender and purchase of $273.4 million of its 7 7/8% Notes due February 15, 2005. As a result, the Company incurred debt extinguishment costs of $16.4 million pre-tax, $14.2 million after-tax and $0.12 per share on a diluted basis during the third quarter of fiscal 2004 related primarily to premiums and other transaction costs associated with this tender.

      During the third quarter of fiscal 2003, the Company used the proceeds from the issuance of the 9 3/4% Notes due February 15, 2008, net of underwriting fees, of $465.3 million to fund the tender and early redemption of $159.1 million of the Company’s 6.45% Notes due August 15, 2003 and $220.1 million of the Company’s 8.20% Notes due October 17, 2003. As a result, the Company incurred debt extinguishment costs of $13.5 million pre-tax, $8.2 million after-tax and $0.07 per share on a diluted basis during the third quarter of fiscal 2003 related primarily to premiums and other transaction costs associated with the tender and early redemption of these notes.

Income Tax Provision (Benefit)

      In the third quarter of fiscal 2004, the Company revised its effective tax rate for fiscal 2004 to 26.7% from the rate of 31.0% applied for the first six months of fiscal 2004. The mix of Avnet’s profits amongst its various international subsidiaries with varying statutory tax rates, including the projected mix of profits for the remainder of the fiscal year, impacts the Company’s tax rate. The continuing improvement in profitability, particularly in Asia and EM EMEA, have led to this third quarter modification to the effective tax rate. As a result, the tax provision for the third quarter of fiscal 2004 was $9.9 million, or 27.1%, as compared with $1.0 million, or 40.4%, in the third quarter of fiscal 2003. The effective tax rate of 26.7% for the nine months ended April 3, 2004, compares to an effective tax rate of 38.3% for the comparable nine-month period in fiscal 2003.

Net Income (Loss)

      As a result of the operational performance and other factors described in the preceding sections of this MD&A, the Company’s consolidated net income for the third quarter of fiscal 2004 was $26.7 million ($0.22 per share on a diluted basis) as compared to $1.5 million ($0.01 per share on a diluted basis) in the third quarter of fiscal 2003. These third quarter results include the negative after-tax impact of debt extinguishment costs discussed previously, which amounted to $14.2 million ($0.12 per share on a diluted basis) in the third quarter of fiscal 2004 and $8.2 million ($0.07 per share on a diluted basis) in the third quarter of fiscal 2003.

      The Company’s net income for the nine months ended April 3, 2004 was $24.2 million ($0.20 per share on a diluted basis) as compared to a net loss of $57.7 million ($0.48 per share on a diluted basis) for the nine months ended March 28, 2003. These results for the first nine months include the negative after-tax impact of restructuring and other charges and debt extinguishment costs, which totaled $52.8 million ($0.44 per share on a diluted basis) for the first nine months of fiscal 2004 and $73.9 million ($0.61 per share on a diluted basis) for the first nine months of fiscal 2003.

Liquidity and Capital Resources

Cash Flow

      The following table summarizes the Company’s cash flow activity for the third quarters and nine months ended April 3, 2004 and March 28, 2003, including the Company’s computation of free cash flow. Management believes that free cash flow is a useful measure to help management and investors better assess and understand the Company’s operating performance and cash sources and uses. Management also believes analysis of free cash flow assists in identifying underlying trends in the business.

	Third Quarters Ended		Nine Months Ended

	April 3,	March 28,	April 3,	March 28,
	2004	2003	2004	2003

	(Thousands)
Cash flow from operations before non-cash and other reconciling items	$53,602	$3,958	$139,541	$68,508
Cash flow generated from (used for) working capital (excluding cash and cash equivalents)	(137,569)	98,277	(75,204)	484,729

Net cash flow from (used for) operations	(83,967)	102,235	64,337	553,237

Cash flow generated from (used for):
Purchases of property, plant and equipment	(4,455)	(10,497)	(19,378)	(26,595)
Cash proceeds from sales of property, plant and equipment	164	9,014	1,470	9,014
Acquisition of operations and investments	—	(5,605)	(1,448)	(7,504)
Effect of exchange rates on cash and cash equivalents	(1,924)	1,746	11,118	4,684
Other, net financing activities	6,802	(394)	13,299	(461)

Net free cash flow	(83,380)	96,499	69,398	532,375
Reduced drawings under accounts receivable securitization program	—	(50,000)	—	(200,000)
Proceeds from (repayment of) debt, net	(44,669)	68,967	(113,465)	(190,405)

Net increase (decrease) in cash and cash equivalents	$(128,049)	$115,466	$(44,067)	$141,970

      During the quarter ended April 3, 2004, the Company utilized approximately $84.0 million of cash and cash equivalents to fund its operating activities. The primary driver of this use of cash was the increase of inventory, which generated a cash outflow during the quarter of $133.4 million, in support of higher customer demand, especially in the electronic components sector served by EM. An up-cycle in the electronic components industry typically results in longer lead times from suppliers and increased demand from customers and, therefore, the natural outcome is for a distributor to carry higher levels of inventory. As a result, management of EM has elected to build inventory in certain products to accommodate the growing levels of demand. Despite this growth in inventory during the quarter, inventory turns continue to track very strongly on a consolidated basis and actually increased from the second quarter to the third quarter of fiscal 2004 within EM, driven primarily by the improved sales performance. Resulting from these growth factors, the outflow of cash associated with inventory was expected in the current quarter and the cash flow from operations before non-cash and other reconciling items only offset a portion of this cash need (the net cash flow associated with other working capital items was nominal for the quarter), resulting in a net usage of cash for operations. In fiscal 2004, the Company has also reduced its capital outlays associated with purchases of property, plant and equipment and with other acquisitions and investments. The negative net free cash flow associated with all these activities, coupled with the net cash outflow resulting from the Company’s retirement, both early and at maturity, of certain of the Company’s debt net of proceeds from new debt issued during the quarter (see Financing Transactions), resulted in a net decrease in cash and cash equivalents during the quarter ended April 3, 2004.

      Conversely, in the third quarter of fiscal 2003, cash flow from operations before non-cash and other reconciling items was significantly lower due to the more or less breakeven operating performance of the Company in that quarter. However, positive cash flows were generated from the Company’s working capital reduction efforts that were still prevalent during that quarter as the Company was still in the midst of a relatively stable but weak technology marketplace. One of management’s primary focuses during the economic and industry downturn was on working capital reductions as a means of improving operating efficiency and reducing the Company’s cost structure. Primarily as a result of these efforts up until the third quarter of fiscal 2004, the Company had generated positive cash from operations and positive net free cash flow, as defined in the table above, in every quarter since the second quarter of fiscal 2001 when the downturn began. In those quarters, the positive net free cash flow was used to reduce the Company’s outstanding debt and drawings under its accounts receivable securitization program and to increase the Company’s available cash and cash equivalents.

Capital Structure and Contractual Obligations

      The following table summarizes the Company’s capital structure as of the end of the third quarter of fiscal 2004 with a comparison to fiscal 2003 year-end:

	April 3,	June 27,	Percent
	2004	2003	Change

	(Dollars in thousands)
Short-term debt	$142,300	$187,656	(24.2)%
Long-term debt	1,214,845	1,278,399	(5.0)

Total debt	1,357,145	1,466,055	(7.4)
Shareholders’ equity	1,950,089	1,832,522	6.4

Total capitalization	$3,307,234	$3,298,577	0.3

      Long-term debt in the above table includes the fair value adjustment of $31.7 million and $36.2 million at April 3, 2004 and June 27, 2003, respectively, for the hedged 8.00% and 9 3/4% Notes discussed in Financing Transactions. For a description of the Company’s long-term debt and lease commitments for the next five years and thereafter, see Long-Term Contractual Obligations appearing in Item 7 of the Company’s Annual Report on Form 10-K for the year ended June 27, 2003. With the exception of pay downs of debt obligations discussed herein and regularly scheduled lease payments, there are no material changes to this information. See Liquidity Analysis for further discussion of upcoming debt maturities and other obligations.

      The Company also has an accounts receivable securitization program (the “Program”), discussed more fully in Off-Balance Sheet Arrangements below. There were no drawings under the Program at April 3, 2004 or June 27, 2003.

      In connection with the Company’s January 2000 acquisition of 84% of the stock of Eurotronics B.V., which went to market as SEI, the Company entered into a share purchase agreement with the sellers that called for an additional payment of cash or common stock of the Company if the Company’s share price does not reach $45.25 per share by January 2004. Subsequent to the end of the third quarter of fiscal 2004, the Company paid, in cash, the sum of $48.9 million as settlement of the Company’s final obligation from this acquisition.

      The Company does not currently have any material commitments for capital expenditures.

Financing Transactions

      In March 2004, the Company issued $300 million of 2% Convertible Senior Debentures due March 15, 2034 (the “Debentures”). The Debentures are convertible into Avnet common stock, at a rate of 29.5516 shares of common stock per $1,000 principal amount of Debentures. The Debentures are only convertible under certain circumstances, including if: (i) the closing price of the Company’s common stock reaches $45.68 per share (subject to adjustment in certain circumstances) for a specified period of time; (ii) the average trading price of the Debentures falls below a certain percentage of the conversion value per Debenture for a specified period of time; (iii) the Company calls the Debentures for redemption; or (iv) certain corporate transactions, as defined, occur. Upon conversion, the Company has the right to deliver cash or a combination of cash and common stock, in lieu of solely common stock. The Company may redeem some or all of the Debentures for cash any time on or after March 20, 2009 at the Debentures’ full principal amount plus accrued and unpaid interest, if any. Holders of the Debentures may require the Company to purchase, in cash, all or a portion of the Debentures on March 15, 2009, 2014, 2019, 2024 and 2029, or upon a fundamental change, as defined, at the Debentures’ full principal amount plus accrued and unpaid interest, if any. The proceeds from the issuance of the Debentures, net of underwriting fees, were $292.5 million which were used to fund the tender and purchase of $273.4 million of the Company’s 7 7/8% Notes due February 15, 2005. The Company incurred certain debt extinguishment costs associated with this tender and early redemption as discussed further at Results of Operations — Debt Extinguishment Costs.

      During the quarter ended April 3, 2004, the Company also repaid in cash the $100.0 million of 6 7/8% Notes that matured on March 15, 2004.

      In February 2003, the Company used the proceeds of $465.3 million, net of underwriting fees, from the issuance in that month of the Company’s $475.0 million of 9 3/4% Notes due February 15, 2008 (the “9 3/4% Notes”) to redeem $159.1 million of its 6.45% Notes due August 15, 2003 (the “6.45% Notes”) and $220.1 million of its 8.20% Notes due October 17, 2003 (the “8.20% Notes”). The excess proceeds after these early redemptions were held in an escrow account and used to repay the remaining principal on the 6.45% Notes and 8.20% Notes at their respective maturity dates plus interest due through their maturities. During the nine months ended April 3, 2004, the remaining principal plus interest due through maturity on the 6.45% Notes and the 8.20% Notes was paid out of this escrow account. At June 27, 2003, the balance in this escrow account was $78.5 million. The Company incurred certain debt extinguishment costs associated with these tenders and early redemptions as discussed further in Results of Operations — Debt Extinguishment Costs.

      As of June 27, 2003, the Company had a multi-year credit facility with a syndicate of banks led by Bank of America that provided up to $350.0 million in financing that was to mature on October 25, 2004. At June 27, 2003 and during the nine months ended April 3, 2004, there were no outstanding balances under the multi-year credit facility. Because the Company did not expect to draw on the facility prior to its October 2004 expiration and due to the availability under the Program, discussed further in Off-Balance Sheet Arrangements and Liquidity Analysis, the Company terminated the facility on September 8, 2003. The Company wrote-off the remaining unamortized deferred loan costs associated with this facility, which amounted to $4.5 million as of the date the facility was terminated.

      The Company has two interest rate swaps with a total notional amount of $400.0 million in order to hedge the change in fair value of the 8.00% Notes due November 2006 (the “8% Notes”) related to fluctuations in interest rates. These contracts are classified as fair value hedges and mature in November 2006. The interest rate swaps modify the Company’s interest rate exposure by effectively converting the fixed rate on the 8% Notes to a floating rate (4.0% at April 3, 2004) based on three-month U.S. LIBOR plus a spread through their maturities. In July 2003, the Company entered into three additional interest rate swaps with a total notional amount of $300.0 million in order to hedge the change in fair value of the 9 3/4% Notes related to fluctuations in interest rates. These hedges are also classified as fair value hedges and mature in February 2008. These interest rate swaps modify the Company’s interest rate exposure by effectively converting the fixed rate on the 9 3/4% Notes to a floating rate (7.3% at April 3, 2004) based on three-month U.S. LIBOR plus a spread through their maturities. The hedged fixed rate debt and the interest rate swaps are adjusted to current market values through interest expense in the accompanying consolidated statements of operations. The Company accounts for the hedges using the shortcut method as defined under Statement of Financial Accounting Standards No. 133 Accounting for Derivative Instruments and Hedging Activities, as amended by Statement of Financial Accounting Standards No. 138, Accounting for Certain Derivative Instruments and Hedging Activities. Due to the effectiveness of the hedges since inception, the market value adjustments for the hedged debt and the interest rate swaps directly offset one another.

      In addition to its primary financing arrangements, the Company has several small lines of credit in various locations to fund the short-term working capital, foreign exchange, overdraft and letter of credit needs of its wholly owned subsidiaries in Europe and Asia. Avnet generally guarantees its subsidiaries’ debt under these facilities.

Off-Balance Sheet Arrangements

      The Company has an accounts receivable program (the “Program”) with two financial institutions whereby it may sell, on a revolving basis, an undivided interest in a pool of its trade accounts receivable. Under the Program, the Company may sell receivables in securitization transactions and retain a subordinated interest and servicing rights to those receivables. When receivables are sold under the Program, they are sold without legal recourse to third party conduits through a wholly owned bankruptcy-remote special purpose entity that is consolidated for financial reporting purposes. The Program qualifies for sale treatment under Statement of Financial Accounting Standards No. 140, Accounting for Transfer and Servicing of Financial Assets and Extinguishment of Liabilities. The availability for financing under the Program is up to $350.0 million and is dependent on the level of the Company’s trade receivables from month to month. There were no receivables sold under the Program at April 3, 2004 or June 27, 2003.

      The purpose of the Program is to provide the Company with an additional source of liquidity at interest rates more favorable than it could receive through other forms of financing. The Program agreement extends until August 2005.

Covenants and Conditions

      The Program contains certain covenants relating to the quality of the receivables sold under the Program in addition to minimum unsecured credit rating triggers. These minimum credit rating triggers are Ba3 by Moody’s Investor Services (“Moody’s”) and BB- by Standard & Poors (“S&P”). If these covenants are not met, the Company may not be able to borrow any additional funds under the Program and the financial institutions generally have the right to accelerate any amounts outstanding. Circumstances that could affect the Company’s ability to meet the required covenants and conditions of the Program include the impact on profitability of business conditions, perceived financial strength or weakness by credit rating agencies and various other economic, market and industry factors. The Company was in compliance with all covenants, including the minimum unsecured credit ratings triggers, for the Program at April 3, 2004.

      See Liquidity Analysis for further discussion of the Company’s availability under its primary financing facilities.

Liquidity Analysis

      Under its current financing arrangements, the Company had an aggregate of approximately $350.0 million in additional borrowing capacity at April 3, 2004 (all under the Program discussed above). The Company also had $351.4 million of cash and cash equivalents at April 3, 2004.

      As of April 3, 2004, in addition to normal working capital requirements and ongoing lease obligations, the Company had $142.3 million in debt with maturities within one year of the end of the third quarter of fiscal 2004. The Company also had its final obligation to the sellers of Eurotronics B.V. which, as discussed further in Capital Structure and Contractual Obligations, was settled subsequent to the end of the third quarter of fiscal 2004 for $48.9 million.

      Management believes its borrowing capacity under the Program, its current cash availability and its ability to generate cash from normal operations are sufficient to meet its projected cash needs in the upcoming year. If the current up-cycle in the electronic components and computer products industry continues, the Company is less likely to generate cash flow from working capital reductions. However, any additional cash requirements are expected to be offset by the operating cash flows generated by the Company’s enhanced profitability model resulting from the significant cost reductions achieved by the Company in recent years.

Comparative Analysis — Liquidity

	April 3,	June 27,	Percent
	2004	2003(1)	Change

	(Dollars in millions)
Current assets	$3,457.1	$3,126.1	10.6%
Quick assets	2,082.8	1,867.3	11.5
Current liabilities	1,554.3	1,306.1	19.0
Working capital	1,902.8	1,820.0	4.5
Total debt	1,357.1	1,466.1	(7.4)
Total capital (total debt plus total shareholders’ equity)	3,307.2	3,298.6	0.3
Quick ratio	1.3:1	1.4:1
Working capital ratio	2.2:1	2.4:1
Debt to total capital ratio	41.0%	44.4%

(1)	Ratios that include cash and cash equivalents include $78.5 million of restricted cash held in escrow at June 27, 2003 to fund remaining principal and interest payments on notes redeemed early (see Financing Transactions for further discussion).

      The Company’s quick assets (consisting of cash and cash equivalents and receivables) have increased during the first nine months of fiscal 2004 primarily due to the increase in receivables as a function of the growth in sales volumes during fiscal 2004 net of a lesser decrease in cash and cash equivalents used to fund the growth of the business and for the pay-down of certain of the Company’s debt balances (see Cash Flow and Financing Transactions for further discussion). The increase in inventories during the third quarter of fiscal 2004, as discussed in Cash Flow, has resulted in additional growth in current assets. The increased volume of purchases to accommodate the growth of the business has resulted in similar growth in accounts payable and, thus, total current liabilities. The overall increase in current liabilities was reduced in part by the reduction in current debt resulting primarily from the tender and purchase of a portion of the 7 7/8% Notes due February 15, 2005. As a result of these trends, quick assets were greater than the Company’s current liabilities by $528.5 million at April 3, 2004 as compared with $561.2 million at the end of fiscal 2003. Working capital grew, however, to $1.90 billion at April 3, 2004 from $1.82 billion at June 27, 2003. At April 3, 2004, to support each dollar of current liabilities, the Company had $1.34 of quick assets and $0.88 of other current assets for a total of $2.22 as compared with $2.39 at June 27, 2003.

Recently Issued Accounting Pronouncements

      In December 2003, the FASB issued FASB Interpretation No. 46R (“FIN 46R”), Consolidation of Variable Interest Entities, which is a revised Interpretation clarifying some of the provisions of the original Interpretation No. 46 issued in January 2003. FIN 46R requires the consolidation of variable interest entities (“VIEs”), as defined, based upon an assessment of a company’s investment interests in the VIE as it relates to the interests of other investors in the VIE. FIN 46R also includes certain disclosure requirements related to any VIEs. The application of FIN 46R is required for any VIEs or potential VIEs commonly referred to as special-purpose entities for periods ending after December 15, 2003. Application for all other types of VIEs is required in financial statements for periods ending after March 15, 2004. The adoption of FIN 46R did not have a material impact on the Company’s consolidated financial statements.

      In December 2003, the FASB revised Statement of Financial Accounting Standards No. 132 (“SFAS 132”), Employers’ Disclosures about Pensions and Other Postretirement Benefits. The revised SFAS 132 requires additional disclosures about plan assets, benefit obligations, cash flows, benefit costs and other relevant information related to pensions and other postretirement benefits. The revised SFAS 132 also requires certain disclosures related to pensions and other postretirement benefits to be included in quarterly filings. For the quarterly period ended April 3, 2004, the Company did not include the interim disclosures required by the revised SFAS 132 as the amounts were deemed immaterial. The Company will first include additional required disclosures in its Form 10-K for the year ending July 3, 2004.

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

      See Item 7A, Quantitative and Qualitative Disclosures About Market Risk, in the Company’s Annual Report on Form 10-K for the year ended June 27, 2003 for further discussion of market risks associated with interest rates and foreign currency exchange. Avnet’s exposure to foreign exchange risks have not changed materially since June 27, 2003 as the Company continues to hedge the majority of its foreign exchange exposures. Thus, any increase or decrease in fair value of the Company’s foreign exchange contracts is generally offset by an opposite effect on the related hedged position.

      See Liquidity and Capital Resources appearing in Item 2 of this Report for further discussion of the Company’s financing facilities and capital structure. As of April 3, 2004, 43% of the Company’s debt bears interest at a fixed rate and 57% of the Company’s debt bears interest at variable rates (including as variable rate debt the $400.0 million 8% Notes and $300.0 million of the 9 3/4% Notes based on the variable rate hedges in place to hedge the Company’s exposure to changes in fair value associated with these Notes due to changes in interest rates — see Financing Transactions for further discussion). Therefore, a hypothetical 1.0% (100 basis point) increase in interest rates would result in a $1.9 million impact on income before income taxes in the Company’s consolidated statement of operations for the quarter ended April 3, 2004.

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

      During the third quarter of fiscal 2004, there have been no changes to the Company’s internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

Item 2.	Changes in Securities, Use of Proceeds and Issuer Purchases of Equity Securities

      The following table includes the Company’s monthly purchases of common stock during the third quarter ended April 3, 2004:

				Maximum
				Number (or
				Approximate
				Dollar Value) of
			Total Number of	Shares That
			Shares Purchased	May Yet Be
	Total Number		as Part of Publicly	Purchased
	of Shares	Average Price	Announced Plans	Under the Plans
Period	Purchased	Paid per Share	or Programs	or Programs

January 4 – January 31, 2004	17,000	$22.88	—	—
February 1 – February 28, 2004	30,000	25.00	—	—
February 29 – April 3, 2004	20,000	23.68	—	—

      The purchases of Avnet common stock noted above were made on the open market to obtain shares for purchase under the Company’s Employee Stock Purchase Plan and for grant under the Company’s Outside Director Stock Bonus Plan. None of these purchases were made pursuant to a publicly announced repurchase plan and the Company does not currently have a stock repurchase plan in place.

Item 6.	Exhibits and Reports on Form 8-K

A.     Exhibits

Exhibit
Number		Exhibit

3.1		Restated Certificate of Incorporation of the Company (incorporated herein by reference to the Company’s Current Report on Form 8-K dated February 12, 2001, Exhibit 3(j))
3.2		By-laws of the Company, effective November 6, 2003 (incorporated herein by reference to the Company’s Quarterly Report on Form 10-Q filed November 14, 2003, Exhibit 3)
4.1		Note: The total amount of securities authorized under any instrument which defines the rights of holders of the Company’s long-term debt does not exceed 10% of the total assets of the Company and its subsidiaries on a consolidated basis. Therefore, none of such instruments are required to be filed as exhibits to this Report. The Company agrees to furnish copies of such instruments to the Commission upon request.
31	.1*	Certification by Roy Vallee, Chief Executive Officer, under Section 302 of the Sarbanes-Oxley Act of 2002.
31	.2*	Certification by Raymond Sadowski, Chief Financial Officer, under Section 302 of the Sarbanes-Oxley Act of 2002.
32	.1**	Certification by Roy Vallee, Chief Executive Officer, under Section 906 of the Sarbanes-Oxley Act of 2002.
32	.2**	Certification by Raymond Sadowski, Chief Financial Officer, under Section 906 of the Sarbanes-Oxley Act of 2002.

*	Filed herewith.

**	Furnished herewith.

B.     Reports on Form 8-K

      During the third quarter of fiscal 2004, the Company filed, or furnished, the following Current Reports on Form 8-K: (1) Current Report on Form 8-K bearing cover date of January 22, 2004 in which the Company furnished, pursuant to Item 9, its press release announcing that its second quarter fiscal year 2004 earnings announcement and web cast would take place on January 29, 2004; (2) Current Report on Form 8-K bearing cover date of January 27, 2004 in which the Company furnished, pursuant to Item 9, its press release announcing its participation at the Thomas Weisel Partners Technology Conference on February 3, 2004;

(3) Current Report on Form 8-K bearing cover date of January 29, 2004 in which the Company furnished, pursuant to Item 12, its press release announcing second quarter fiscal 2004 financial results; (4) Current Report on Form 8-K bearing cover date of March 1, 2004 in which the Company furnished, under Item 5, its press releases announcing its offering of up to $300 million in Convertible Debentures and its tender for any and all outstanding 7 7/8% Notes due February 15, 2005; (5) Current Report on Form 8-K bearing cover date of March 2, 2004 in which the Company furnished, pursuant to Item 5, its press release announcing the pricing on its offering of up to $300 million in 2% Convertible Debentures due 2034; (6) Current Report on Form 8-K bearing cover date of March 5, 2004 in which the Company furnished, pursuant to Item 5, its press release announcing the completion of its offering for $300 million of 2% Convertible Debentures due 2034 and in which the Company filed, pursuant to Item 7, the indenture, officers’ certificate and opinion of general counsel related to the $300 million of 2% Convertible Debentures due 2034; and (7) Current Report on Form 8-K bearing cover date of March 29, 2004 in which the Company furnished, pursuant to Item 9, its press release announcing that it had closed its tender offer for its 7 7/8% Notes due February 15, 2005.

SIGNATURE

      Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

AVNET, INC.
(Registrant)

By:	/s/ RAYMOND SADOWSKI

Raymond Sadowski
Senior Vice President and
Chief Financial Officer

Date: May 18, 2004

INDEX TO EXHIBITS

Exhibit
Number	Exhibit
3.1	Restated Certificate of Incorporation of the Company (incorporated herein by reference to the Company’s Current Report on Form 8-K dated February 12, 2001, Exhibit 3(j))

3.2	By-laws of the Company, effective November 6, 2003 (incorporated herein by reference to the Company’s Quarterly Report on Form 10-Q filed November 14, 2003, Exhibit 3)

4.1	Note: The total amount of securities authorized under any instrument which defines the rights of holders of the Company’s long-term debt does not exceed 10% of the total assets of the Company and its subsidiaries on a consolidated basis. Therefore, none of such instruments are required to be filed as exhibits to this Report. The Company agrees to furnish copies of such instruments to the Commission upon request.

31.1*	Certification by Roy Vallee, Chief Executive Officer, under Section 302 of the Sarbanes-Oxley Act of 2002.

31.2*	Certification by Raymond Sadowski, Chief Financial Officer, under Section 302 of the Sarbanes-Oxley Act of 2002.

32.1**	Certification by Roy Vallee, Chief Executive Officer, under Section 906 of the Sarbanes-Oxley Act of 2002.

32.2**	Certification by Raymond Sadowski, Chief Financial Officer, under Section 906 of the Sarbanes-Oxley Act of 2002.

*	Filed herewith.

**	Furnished herewith.