Form 10-K
period 2004-07-03
AVNET INC
filed 2004-09-08
CIK 8858

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-K

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended July 3, 2004

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

None

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.     Yes ☑          No ☐

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.     ☐

     Indicate by checkmark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act).     Yes ☑          No ☐

The aggregate market value (approximate) of the registrant’s common equity held by non-affiliates based on the closing price of a share of the registrant’s common stock for New York Stock Exchange composite transactions on August 28, 2004	$1,927,680,848
The number of shares of the registrant’s Common Stock (net of treasury shares) outstanding at August 28, 2004	120,480,053

DOCUMENTS INCORPORATED BY REFERENCE

     Certain portions of the registrant’s definitive proxy statement (to be filed pursuant to Reg. 14A) relating to the Annual Meeting of Shareholders anticipated to be held on November 11, 2004 are incorporated herein by reference in Part III of this Report.

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

      These forward-looking statements are subject to numerous assumptions, risks and uncertainties. Factors that may cause actual results to differ materially from those contemplated by the forward-looking statements include the following:

•	A technology industry down-cycle, particularly in the semiconductor sector, would adversely affect Avnet’s expected operating results.

•	Competitive pressures among distributors of electronic components and computer products may increase significantly through entry of new competitors or otherwise.

•	General economic or business conditions, domestic and foreign, may be less favorable than management expected, resulting in lower sales and declining profitability which can, in turn, impact the Company’s credit ratings, debt covenant compliance and liquidity, as well as the Company’s ability to maintain existing unsecured financing or to obtain new financing.

•	Legislative or regulatory changes may adversely affect the businesses in which Avnet is engaged.

•	Adverse changes may occur in the securities markets.

•	Changes in interest rates and currency fluctuations may reduce Avnet’s profit margins.

•	Avnet may be adversely affected by the allocation of products by suppliers.

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

      Avnet, Inc., incorporated in New York in 1955, together with its subsidiaries, (the “Company” or “Avnet”) is one of the world’s largest industrial distributors, based on sales, of electronic components, enterprise network and computer equipment and embedded subsystems with sales in fiscal 2004 of $10.24 billion. Avnet creates a vital link in the technology supply chain that connects over 250 of the world’s leading electronic component and computer product manufacturers and software developers as a single source for multiple products for a global customer base of over 100,000 original equipment manufacturers (“OEMs”), contract manufacturers, original design manufacturers, value-added resellers (“VARs”) and end-users. Avnet distributes electronic components, computer products and software as received from its suppliers or with assembly or other value added by Avnet. Additionally, Avnet provides engineering design, materials management and logistics services, system integration and configuration, and supply chain advisory services.

Organizational Structure

      During the first quarter of fiscal 2004, the Company combined its Avnet Computer Marketing (“CM”) and Avnet Applied Computing (“AC”) operating groups into one computer products and services business called Avnet Technology Solutions (“TS”). This combination was part of the Company’s continued efforts to strengthen its market leadership position, streamline its business and further leverage cost synergies resulting from the combination. In light of the similarities of the logistics operations and related functions of CM and AC, the consolidation of certain of the units’ operating facilities, equipment and processes has yielded cost savings while also stimulating new market opportunities for the combined group.

      As a result of the formation of TS, Avnet Electronics Marketing (“EM”) and TS represented the Company’s two operating groups beginning in fiscal 2004, both having operations in each of the three major economic regions of the world: the Americas; Europe, the Middle East and Africa (“EMEA”); and Asia. Each operating group has its own management team that is led by a group president and includes senior executives within the operating group that manage the accounting and finance, facilities, warehousing and other administrative tasks for each operating group as a whole. Each operating group also has distinct financial reporting that is evaluated at the corporate level and on which operating decisions and strategic planning for the Company as a whole are made. Divisions exist within each operating group that serve primarily as sales and marketing units to further streamline the sales and marketing efforts within each operating group and to enhance each operating group’s ability to work with its customers and suppliers, generally along more specific product lines or based upon geography. However, each division relies heavily on the support services that are provided centrally within each operating group and centralized support at the corporate level.

      A summary of each operating group, and the divisions included in each group, is discussed below. Further financial information by operating group and geography are also contained in Note 16 to the consolidated financial statements appearing in Item 15 of this Report.

Avnet Electronics Marketing (“EM”)

      EM markets and sells semiconductors and interconnect, passive and electromechanical devices (“IP&E”), and also offers an array of value-added services to its customers, such as supply-chain management, engineering design, inventory replenishment systems, connector and cable assembly and semiconductor programming. EM markets and sells its products and services to a diverse customer base spread across end-markets including communications, computer hardware and peripheral, industrial and manufacturing, medical equipment, military and aerospace.

      EM markets and sells products on behalf of over 250 of the world’s leading electronic component manufacturers. Suppliers of components to EM include Analog Devices, Freescale Semiconductor, Infineon Technologies, Intel, Maxim/ Dallas, National Semiconductor, ON Semiconductor, Philips Components, Texas Instruments and Xilinx. EM sells to multinational, regional and local OEMs and contract manufacturers including Alcatel, Benchmark, Celestica, General Electric, Hon Hai Precision, Jabil, Plexus, Sanmina-SCI, Siemens and Solectron.

      EM is Avnet’s largest operating group, with sales in fiscal 2004 of $5.89 billion, representing 57.5% of Avnet’s consolidated sales. EM is comprised of three regional operations: EM Americas, which had sales of $2.46 billion in fiscal 2004, or 24.0% of Avnet’s consolidated sales; EM EMEA, which had sales of $2.13 billion in fiscal 2004, or 20.8% of Avnet’s consolidated sales; and EM Asia, which had sales of $1.30 billion in fiscal 2004, or 12.7% of Avnet’s consolidated sales.

      Each of EM’s sales and marketing divisions is generally focused on a specific customer segment, particular product lines provided by a limited group of suppliers or on a specific geography. The various divisions collectively focus on the transactional needs of the traditional global electronic components distribution market, and thereby offer one of the industry’s broadest line cards and convenient one-stop shopping with an emphasis on responsiveness, engineering support, on-time delivery and quality. Certain specialty services are made available to the individual divisions through common support service units.

      EM’s division structure is as follows:

Americas

•	EM Americas distributes semiconductors, electronic connectors, electronic wire and cable, other passive and electromechanical products and interconnect assemblies used in assembling and manufacturing of electronic products. EM Americas addresses the needs of its customers and suppliers through focused channels to service small to medium customers, global customers, defense and aerospace customers, emerging customers and contract manufacturers. EM Americas also provides an array of value-added services including engineering design, supply chain services, hi-reliability processing, parametric assembly, cable assembly, fan assembly, taping, reeling and component modification.

EMEA

•	In EMEA, EM goes to market with seven sales and marketing divisions: EBV and WBC, based in Germany, which specialize in demand creation and logistics services for select semiconductor suppliers; Silica, based in the United Kingdom, a semiconductor marketer; Avnet Time, based in the United Kingdom, a marketer of IP&E components; Avnet Integrated Material Services, based in the United Kingdom, a provider of supply chain solutions, material management and warehousing services; BFI-Optilas, based in France, a marketer of specialty components and devices; Avnet Israel, based in Tel Aviv, a value-added electronic components distributor in Israel; and Avnet Kopp, a distributor of electronic components. EM EMEA does business in over 35 western and eastern European countries, South Africa, Turkey, Egypt and Israel.

Asia

•	EM Asia is a value-added distributor of electronic components and services in 15 Asian countries, Australia and New Zealand. All of EM Asia’s operations have access to the products and services provided by EM globally. Avnet goes to market in China with three focused sales and marketing divisions — Sunrise, ChinaTronic and Avnet Technology.

Avnet Technology Solutions (“TS”)

      TS markets and sells mid- to high-end servers, data storage, software and networking solutions, and the services required to implement these solutions, to the VAR channel and enterprise computing customers. TS also focuses on the worldwide OEM market for computing technology, system integrators and non-PC OEMs that require embedded systems and solutions including engineering, product prototyping, integration and other value-added services.

      TS is a leading partner for system vendors such as IBM and HP. Other key suppliers TS serves include Advanced Micro Devices, Cisco Systems, EIZO, EMC, Intel, Micron, Oracle and Storage Technologies. TS markets and sells its products and services to the VAR channel and enterprise computing customers, which include ASAP Software, Blue River Systems, GE Medical Systems, Intel, Key Information Systems, MA

Laboratories, McKesson Information Solutions, Sirius Computer Systems, Software Spectrum and Venture Systemsource.

      Sales for TS were $4.35 billion in fiscal 2004, representing 42.5% of Avnet’s consolidated sales. TS’s fiscal 2004 global sales consisted of the following regional results: TS America sales of $2.95 billion, or 28.8% of Avnet’s consolidated sales; TS EMEA sales of $1.25 billion, or 12.2% of Avnet’s consolidated sales; and TS Asia sales of $156.2 million, or 1.5% of Avnet’s consolidated sales.

      As a global technology sales and marketing organization, TS has dedicated sales and marketing divisions focused on specific customer segments including OEMs, independent software vendors, system builders, system integrators, VARs and end-user customers. TS’s select line card strategy enables an exceptional level of attention to the needs of its suppliers.

      TS consists of the following primary divisions:

•	Avnet Partner Solutions (formerly named Avnet Hall-Mark) is a value-added distributor of enterprise computer systems, software, storage, networking solutions and services. Avnet Partner Solutions is one of the industry’s leading value-added distributors in the enterprise computing space in support of a limited line card of the foremost systems, storage and software manufacturers. Avnet Partner Solutions provides those manufacturers’ products to VARs, along with complementary value-added services. Avnet Partner Solutions also provides logistics, financial, marketing, sales and technical services, including in-house engineering support, complex systems integration and configuration services. Avnet Partner Solutions has locations in North America in addition to European offices in Austria, Belgium, the Czech Republic, Germany, Hungary, Italy, Poland, Switzerland and the United Kingdom. Avnet Partner Solutions also operates a division in Australia, serving resellers and end-users.

•	Avnet Enterprise Solutions provides end-user customers with information technology solutions including hardware, software, maintenance, financial and professional services. Avnet Enterprise Solutions is a solutions integrator specializing in network solutions. Avnet Enterprise Solutions leverages its unique suite of technical and financial strategies and services to minimize risk, maximize flexibility and optimize the use of capital on IT infrastructures, and thus bring value to businesses intent on managing their total cost of technology infrastructure — from the data center, through the network, to the desktop. Avnet Enterprise Solutions provides services to customers primarily in North America.

•	Applied Computing Components serves the needs of manufacturers of general-purpose computers by providing them with the latest technologies such as microprocessors, DRAM modules and motherboards. Applied Computing Components does business in all three of the global geographic regions: Americas, EMEA and Asia.

•	Applied Computing Solutions focuses on the unique needs of non-PC OEMs and system builders/integrators. Applied Computing Solutions provides technical design, integration, marketing and financing to developers of application specific computer solutions in the non-PC market place. Examples of these types of customers are OEMs in the medical, telecommunications, industrial control and digital creation market segments. Applied Computing Solutions does business in all three of the global geographic regions: Americas, EMEA and Asia.

•	Applied Visual and Data Solutions concentrates on specialized displays, network products and storage solutions, while targeting primarily VARs and system integrators with its wireless switch and wireless standalone solutions. Applied Visual and Data Solutions does business in eight European countries.

Foreign Operations

      As noted in the operating group discussions, Avnet’s operations are deployed globally with significant operations in the three major regions of the world: the Americas, EMEA, and Asia. Historically, Avnet’s operations in the Americas region (primarily the United States) have contributed the largest percentage of consolidated sales. During fiscal 2004, 2003 and 2002, the percentage of the Company’s sales in the Americas has been 53%, 56% and 60%, respectively. The EMEA region’s contribution to Avnet’s consolidated sales has remained relatively stable in the 32% to 33% range over the same three-year period. The Asia region has been continuously growing as a percentage of consolidated sales with 14%, 11% and 8%, respectively, of consolidated sales being generated in that region during fiscal 2004, 2003 and 2002. This growth in Asia is indicative of a worldwide industrial trend and is a result of Avnet’s continued investment into this rapidly growing region, particularly in the Peoples’ Republic of China. While management expects the Asia region to continue to grow, both in volume of business and as a percentage of the Company’s global business in the future, the rate of growth is not expected to remain at the same robust percentages exhibited in the past three to four years.

      Avnet’s foreign operations are subject to a variety of risks including potential restrictions on transfers of funds due to statutory or tax regulations, foreign currency fluctuations, import and export duties and regulations, changing foreign tax laws and regulations, potential military conflicts, less flexible employee contracts in the event of business downturns, and the burden and cost of compliance with foreign laws. The most common of these risks is the Company’s exposure to foreign currency fluctuations, which are hedged regularly as part of Avnet’s treasury and cash management operations. These risks are discussed further at Quantitative and Qualitative Disclosures About Market Risk appearing in Item 7A of this Report. Additionally, the specific impacts of foreign currency fluctuations, most notably the Euro, on the Company’s consolidated financial statements are further discussed in Management’s Discussion and Analysis of Financial Condition and Results of Operations appearing in Item 7 of this Report.

Acquisitions

      Avnet has made no significant acquisitions in the past three fiscal years. Avnet historically pursued a strategic acquisition program to grow its presence in world markets for electronic components and computer products. This program was a significant factor in Avnet becoming one of the largest industrial distributors of electronic components and computer equipment worldwide. While Avnet will continue to pursue strategic acquisitions as part of its overall growth strategy, the limited number of potential acquisition targets has changed the focus of the Company’s acquisition strategy to a relatively smaller scale, likely directed at geographies where the Company is seeking to increase its scale and scope in certain markets where an acquisition may be beneficial. Furthermore, the achievement of the Company’s current scale of operations has allowed management, in recent years, to focus on its existing lines of business and the strategies necessary to grow those businesses organically. This focus also allowed Avnet to expand its business globally coming out of the recent economic and industry downturn and to capitalize on the current industry up-cycle by even further expanding revenue growth globally. With these strategies in place, management currently does not anticipate making any material acquisitions in the near term.

Major Products

      One of Avnet’s competitive strengths is the breadth and quality of the suppliers whose products it distributes. IBM represents the only supplier from which sales of its products exceed 10% of the Company’s consolidated sales. During fiscal 2004, IBM products accounted for approximately 18.7% of the Company’s sales. Listed in the table below are the major product categories and the Company’s approximate sales of each during the past three fiscal years:

	Years Ended

	July 3,	June 27,	June 28,
	2004	2003	2002

	(Millions)
Semiconductors	$5,077.6	$4,819.1	$4,430.3
Computer products	4,242.5	3,457.8	3,475.3
Connectors	442.8	376.3	385.0
Passives, electromechanical and other	481.8	395.2	629.6

	$10,244.7	$9,048.4	$8,920.2

      As of July 3, 2004, the Company had over 275 locations worldwide, as well as a limited number of instances where Avnet-owned product is stored in customer facilities. Many of these locations contain sales, warehousing and administrative functions for multiple sales and marketing units. Avnet sells to customers in 68 countries.

Competition & Markets

      Avnet is one of the world’s largest industrial distributors (based on sales) of electronic components and computer products.

      The electronic component and computer product industry continues to be extremely competitive and is subject to rapid technological advances. The Company’s major competitors are Arrow Electronics, Inc., Future Electronics, Memec, Inc. and Agilysys, Inc. There are also certain smaller, specialized competitors who focus upon one market or product or a particular sector. As a result of these factors, Avnet must remain competitive in its pricing of goods and services.

      Another key competitive factor in the electronic component and computer product distribution industry as a whole is the need to carry a sufficient amount of inventory to meet rapid delivery requirements of customers. However, to minimize its exposure related to valuation of inventory on hand, the majority of the Company’s products are purchased pursuant to non-exclusive distributor agreements. These agreements typically provide certain protections to the Company for product obsolescence and price erosion in the form of rights of return and price protection. Furthermore, these agreements are generally cancelable upon 30 to 180 days notice and, in most cases, provide for inventory return privileges upon cancellation. In addition, the Company enhances its competitive position by offering a variety of value-added services which entail the performance of services and/or processes tailored to individual customer specifications and business needs such as point of use replenishment, testing, assembly, supply chain management and materials management.

      A key strength of the Company is the breadth and quality of the suppliers whose products it distributes. Because of the number of Avnet’s suppliers, many customers can make all of their required purchases with Avnet, rather than purchasing from several different vendors.

Seasonality

      With the exception of a relatively minor impact on consolidated results from the growth in revenues in the computer-related business (TS) during Avnet’s fiscal quarter ending in December, Avnet’s business is not materially impacted by seasonality.

Number of Employees

      At July 3, 2004, Avnet had approximately 9,900 employees.

Avnet Website

      In addition to the information about Avnet and its subsidiaries contained in this Report, extensive information about the Company can be found through our website located at www.avnet.com, including information about our management team, products and services and our corporate governance practices.

      The corporate governance information on our website includes the Company’s Corporate Governance Guidelines, the Code of Conduct and the charters for each of the committees of our Board of Directors. In addition, amendments to the Code of Conduct, and waivers granted to our directors and executive officers under the Code of Conduct, if any, will be posted in this area of our website. These documents can be accessed at www.avnet.com under the “Investor Relations — Governance” caption. Printed versions of our Corporate Governance Guidelines, our Code of Conduct and the charters for our Board committees can be obtained, free of charge, by writing to the Company at: Avnet, Inc., 2211 South 47th Street, Phoenix, AZ 85034; Attn: Corporate Secretary.

      In addition, the Company’s Annual Report on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K and amendments to those Reports, if any, filed or furnished pursuant to Section 13(a) or 15(d) of the Securities Exchange Act of 1934, as well as Section 16 filings made by any of the Company’s executive officers or directors with respect to Avnet Common Stock, are available on the Company’s website (www.avnet.com under the “Investor Relations — SEC Filings” caption) as soon as reasonably practicable after the report is electronically filed with, or furnished to, the Securities and Exchange Commission.

      This information about Avnet’s website and its content is for information only and the content of the Company’s website is not deemed to be incorporated by reference in this report or filed with the SEC.

Item 2.	Properties

      At July 3, 2004, the Company owned and leased approximately 627,000 and 3,302,000 square feet of space, respectively, of which approximately 52% is located in the United States. The following table summarizes certain of the Company’s key facilities as of July 3, 2004:

	Sq.	Leased or
Location	Footage	Owned	Primary Use

Phoenix, Arizona	176,000	Leased	Corporate and EM headquarters
Tempe, Arizona	132,000	Leased	TS headquarters
Chandler, Arizona	395,000	Owned	EM warehousing and value-added operations
Phoenix, Arizona	122,000	Leased	TS warehousing, integration and value-added operations
Grapevine, Texas	181,000	Leased	EM warehousing and value-added operations
Poing, Germany	190,000	Leased	EM warehousing and value-added operations
Tongeren, Belgium	167,000	Owned	EM and TS warehousing and value-added operations

Item 3.	Legal Proceedings

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

      In May 1993, the Company and the former owners of a Company-owned site in Oxford, North Carolina entered into a Settlement Agreement in which the former owners agreed to bear 100% of all costs associated with investigation and cleanup of soils and sludges remaining on the site and 70% of all costs associated with investigation and cleanup of groundwater. The Company agreed to be responsible for 30% of the groundwater investigation and cleanup costs. In October 1993, the Company and the former owners entered into a Consent Decree and Court Order with the Environmental Protection Agency (the “EPA”) for the environmental clean-up of the site, the cost of which, according to the EPA’s remedial investigation and feasibility study, was estimated to be approximately $6.3 million, exclusive of the approximately $1.5 million in EPA past costs paid by the PRPs. Based on current information, the Company does not anticipate its liability in the matter will be material to its financial position, cash flow or results of operations.

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

      The Company is a PRP at a manufacturing site in Huguenot, New York currently under investigation by the New York State Department of Environmental Conservation (“NYSDEC”), which site the Company owned from the mid-1960s until the early-1970s. The estimated cost of the first phase of the environmental clean-up (to remediate contaminated soils), is approximately $2.4 million based on a NYSDEC cost estimate. The Company is currently engaged in litigation to apportion these costs among it and the current and former owners and operators of the site. Based on current information, the Company does not anticipate its liability in the matter will be material to its financial position, cash flow or results of operations.

      Based on the information known to date, management believes that the Company has appropriately accrued in its consolidated financial statements for its share of the costs associated with these environmental clean-up sites.

      The Company and/or its subsidiaries are also parties to various other legal proceedings arising from time to time in the normal course of business. While litigation is subject to inherent uncertainties, management currently believes that the ultimate outcome of these proceedings, individually and in the aggregate, will not have a material adverse effect on the Company’s financial position, cash flow or results of operations.

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

Market Price Per Share

      The Company’s common stock is listed on the New York Stock Exchange and the Pacific Exchange. Quarterly market prices (as reported for the New York Stock Exchange composite transactions) for the last two fiscal years were:

	2004		2003
Fiscal
Quarters	High	Low	High	Low

1st	$18.82	$12.02	$21.95	$11.25
2nd	22.60	16.85	14.75	5.55
3rd	27.52	21.05	13.00	9.31
4th	26.92	20.78	14.53	10.24

      The Company paid no dividends during fiscal 2004 or 2003 nor are any dividend payments currently contemplated in the future.

Record Holders

      As of August 28, 2004 there were approximately 5,154 holders of record of Avnet’s common stock.

Issuer Purchases of Equity Securities

      The following table includes the Company’s monthly purchases of common stock during the fourth quarter ended July 3, 2004:

				Maximum Number (or
			Total Number of	Approximate Dollar
	Total		Shares Purchased as	Value) of Shares That
	Number of		Part of Publicly	May Yet Be Purchased
	Shares	Average Price	Announced Plans or	Under the Plans or
Period	Purchased	Paid Per Share	Programs	Programs

April	15,000	$25.16	—	—
May	25,000	22.33	—	—
June	20,000	22.75	—	—

      The purchases of Avnet common stock noted above were made on the open market to obtain shares for purchase under the Company’s Employee Stock Purchase Plan. None of these purchases were made pursuant to a publicly announced repurchase plan and the Company does not currently have a stock repurchase plan in place.

Item 6.	Selected Financial Data*

	Years Ended

	July 3,		June 27,		June 28,		June 29,		June 30,
	2004		2003		2002		2001		2000

	(Millions, except for per share and ratio data)
Income:
Sales	$10,244.7		$9,048.4		$8,920.2		$12,814.0		$9,915.0
Gross profit	1,364.9		1,215.0		1,222.8	(c)	1,865.5	(e)	1,444.8
Operating income (loss)	202.2	(a)	12.7	(b)	(3.0	) (c)	253.7	(e)	368.0	(f)
Income tax provision (benefit)	25.5	(a)	(33.3	) (b)	(36.4	) (c)	87.2	(e)	121.1	(f)
Earnings (loss)	72.9	(a)	(46.1	) (b)	(84.4	) (c)(d)	0.1	(e)	162.6	(f)
Financial Position:
Working capital	1,839.0		1,820.0		1,928.7		1,177.4		2,368.7
Total assets	4,863.7		4,500.0		4,682.0		5,864.1		5,934.4
Long-term debt	1,196.2		1,278.4		1,565.8		919.5		1,650.6
Shareholders’ equity	1,953.4		1,832.5		1,804.5		2,374.6		2,246.7
Per Share:
Basic earnings (loss)	0.61	(a)	(0.39	) (b)	(0.71	) (c)(d)	—	(e)	1.52	(f)
Diluted earnings (loss)	0.60	(a)	(0.39	) (b)	(0.71	) (c)(d)	—	(e)	1.50	(f)
Dividends	—		—		0.15		0.30		0.30
Book value	16.21		15.33		15.11		20.15		19.88
Ratios:
Operating income (loss) margin on sales	2.0	%(a)	0.1	%(b)	—	%(c)	2.0	%(e)	3.7	%(f)
Profit (loss) margin on sales	0.7	%(a)	(0.5	)%(b)	(0.9	)%(c)(d)	—	%(e)	1.6	%(f)
Return on equity	4.3	%(a)	(2.6	)%(b)	(4.1	)%(c)(d)	—	%(e)	8.1	%(f)
Return on capital	3.9	%(a)	0.5	%(b)	(0.2	)%(c)(d)	2.2	%(e)	6.1	%(f)
Quick	1.3:1		1.4:1		1.2:1		0.7:1		1.1:1
Working capital	2.1:1		2.4:1		2.5:1		1.5:1		2.2:1
Total debt to capital	41.0%		44.4%		47.4%		48.3%		48.9%

*	Income amounts are from continuing operations and net assets from discontinued operations have been classified as current assets. All amounts prior to fiscal 2002 have been restated for the acquisition of Kent Electronics Corporation, which has been accounted for using the “pooling-of-interests” method.

(a)	Includes the impact of restructuring and other charges recorded in both the first and second quarters of fiscal 2004 in connection with cost cutting initiatives and the previously announced combination of the Avnet Computer Marketing (“CM”) and Avnet Applied Computing (“AC”) operating groups into one operating group now called Avnet Technology Solutions. These charges amounted to $55.6 million (all of which was included in operating expenses), $38.6 million after-tax and $0.32 per share on a diluted basis. Fiscal 2004 results also include the impact of debt extinguishment costs associated with the Company’s cash tender offers completed during the third quarter of fiscal 2004 for $273.4 million of the 7 7/8% Notes due February 15, 2005. These debt extinguishment costs amounted to $16.4 million pre-tax, $14.2 million after-tax and $0.12 per share on a diluted basis. The total impact of these charges recorded in fiscal 2004 amounted to $72.0 million pre-tax, $52.8 million after-tax and $0.44 per share on a diluted basis.

(b)	Includes the impact of restructuring and other charges related to certain cost cutting initiatives instituted during fiscal 2003, including severance costs, charges for consolidation of facilities and write-offs of certain capitalized IT-related initiatives. These charges totaled $106.8 million pre-tax (all of which was included in operating expenses), $65.7 million after-tax and $0.55 per share on a diluted basis. Fiscal 2003 results also include the impact of debt extinguishment costs associated with the Company’s cash tender offers and repurchases completed during the third quarter of 2003 for $159.0 million of its 6.45% Notes due August 15, 2003 and $220.1 million of its 8.20% Notes due October 17, 2003. These debt extinguishment costs amounted to $13.5 million pre-tax, $8.2 million after tax and $0.07 per share on a diluted basis. The total impact of the charges recorded in fiscal 2003 amounted to $120.3 million pre-tax, $73.9 million after-tax and $0.62 per share on a diluted basis.

(c)	Includes the impact of integration charges related to the write-down of certain assets acquired in the fiscal 2001 acquisition of Kent, net of certain recoveries of previous write-downs and reserves, and other restructuring charges taken in response to business conditions, including an impairment charge to write-down certain investments in unconsolidated Internet-related businesses to their fair value and severance charges for workforce reductions announced during the fourth quarter of fiscal 2002. The net restructuring and integration charges amounted to $79.6 million pre-tax ($21.6 million included in cost of sales and $58.0 million included in operating expenses), $62.1 million after- tax and $0.52 per share on a diluted basis.

(d)	The fiscal 2002 selected financial data excludes the impact of the Company’s adoption of the Financial Accounting Standards Board’s Statement of Financial Accounting Standards No. 142 (“SFAS 142”), Goodwill and Other Intangible Assets, on June 30, 2001, the first day of the Company’s fiscal 2002. SFAS 142, which requires that ratable amortization of goodwill be replaced with periodic tests for goodwill impairment, resulted in a transition impairment charge recorded by the Company of $580.5 million, or $4.90 per share on a diluted basis for the year. This charge is reflected as a cumulative change in accounting principle in the consolidated statements of operations.

(e)	Includes the impact of charges related to the acquisition and integration of Kent, which was accounted for as a “pooling-of-interests,” and other integration, reorganization and cost cutting initiatives taken in response to business conditions. The charges amounted to $327.5 million pre-tax ($80.6 million included in cost of sales and $246.9 million included in operating expenses), $236.7 million after-tax and $1.99 per share on a diluted basis.

(f)	Includes the impact of incremental charges associated with: (i) the integration of Marshall Industries, Eurotronics B.V. and the SEI Macro Group into Avnet Electronics Marketing (“EM”), (ii) the integration of JBA Computer Solutions into CM North America, (iii) the reorganization of EM Asia, (iv) the reorganization of EM’s European operations including costs related to the consolidation of EM’s European warehousing operations and (v) costs incurred in connection with certain litigation brought by the Company. The total charges for fiscal 2000 amounted to $49.0 million pre-tax, $30.4 million after-tax and $0.28 per share on a diluted basis.

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

      For an understanding of Avnet and the significant factors that influenced the Company’s performance during the past three fiscal years, the following discussion should be read in conjunction with the description of the business appearing in Item 1 of this Report and the consolidated financial statements, including the related notes, and other information appearing in Item 15 of this Report.

      There are numerous references to the impact of foreign currency translation in this Management’s Discussion and Analysis of Financial Condition and Results of Operations (“MD&A”). Over the past two years, the U.S. Dollar has weakened significantly in comparison to most foreign currencies, especially the Euro (which strengthened against the U.S. Dollar by approximately 14% from fiscal 2003 to fiscal 2004 and by approximately 16% from fiscal 2002 to fiscal 2003). When the weaker U.S. Dollar exchange rates of fiscal 2004 and 2003 are used to translate the results of operations of Avnet’s subsidiaries denominated in foreign currencies, the resulting impact is an increase, in U.S. Dollars, of reported results.

      In addition to disclosing financial results that are determined in accordance with U.S. generally accepted accounting principles (“GAAP”), the Company also discloses pro forma or non-GAAP measures that may exclude certain items. Management believes that providing this additional information is useful to the reader to better assess and understand operating performance, especially when comparing results with previous periods or forecasting performance for future periods. Management believes the pro forma measures also help indicate underlying trends in the business. Management also uses pro forma information to establish operational goals and, in some cases, for measuring performance for compensation purposes. However, analysis of results and outlook on a pro forma or non-GAAP basis should be used as a complement to, and in conjunction with, data presented in accordance with GAAP.

Results from Operations

Executive Summary

      Fiscal 2004 was the year operating efficiencies, which Avnet has derived from its value-based management initiatives and focus on operating costs over the past several years, combined with sales growth to drive a dramatic increase in the Company’s profitability. The Company’s sales growth of 13.2% from fiscal 2003 to fiscal 2004 resulted from increased sales in each of the Company’s operating groups (Avnet Electronics Marketing, or “EM,” and Avnet Technology Solutions, or “TS”) as well as across all three regions in which Avnet does business (Americas; Europe, the Middle East and Africa, hereafter referred to as “EMEA”; and Asia). Approximately one-third of this year-over-year sales growth is a result of the impact of changes in foreign currency exchange rates.

      During fiscal 2004, the electronic component and computer product industry emerged from the economic and industry downturn that commenced after the Company’s second quarter of fiscal 2001. While the downturn caused rapid sales declines in the second half of fiscal 2001 and in fiscal 2002, the Company’s top line performance largely stabilized from that point forward until the beginning of fiscal 2004 in what remained a relatively weak technology industry and economy as a whole. During the down-cycle, Avnet’s focus on managing its operating costs resulted in the Company eliminating significant expense from its ongoing operations. As a result, selling, general and administrative expenses as a percentage of sales were 10.8% in fiscal 2004 as compared with 13.1% as recently as fiscal 2002. Selling, general and administrative expenses as a percentage of gross profit showed a more significant positive trend by dropping to 81.1% in fiscal 2004 as compared with 95.5% in fiscal 2002. The operating expense reductions resulted primarily from the Company’s ongoing cost reduction initiatives and recent restructuring efforts further discussed in this MD&A. The Company similarly managed its working capital during this period with steady improvement in inventory turns, days’ sales outstanding and payable days. This focus on managing working capital allowed the Company to maximize its operating cash flow despite the downturn and to reduce its outstanding debt and related interest expense substantially since fiscal 2001.

      Within Avnet’s operating groups, EM generated increases in sales in fiscal 2004 of 18.1% over fiscal 2003. EM, which markets and sells semiconductors as well as interconnect, passive and electromechanical devices and radio frequency/microwave components, is the more cyclical of the Company’s two operating groups. Therefore, the previous down-cycle, as well as the industry upturn that commenced in fiscal 2004, had a more significant impact on EM’s results of operations than on those of Avnet’s computer products operating group, TS, where revenues increased by 7.2% from fiscal 2003 to fiscal 2004. EM’s revenues grew in fiscal 2004 in all three regions, with the Asia/ Pacific region leading the way with a $430.5 million increase in annual sales, representing nearly 50% growth year-over-year. This growth in the Asia/ Pacific region, especially in the electronic component industry, is indicative of the ongoing trend for the past several years where this region has continued to represent one of the Company’s most significant growth opportunities. Management believes Avnet is well-positioned to capitalize on this growth based on its already established position in the Asia region, and specifically in the Peoples’ Republic of China. As a result of this trend, the Asia/ Pacific region now accounts for 22.0% of EM’s global sales as compared with 17.4% in fiscal 2003. The fiscal 2004 growth in TS’s sales was driven primarily by growth in the Americas region on strength of sales primarily in storage, software and networking products and services. As a result of the more rapid growth in EM as compared with TS, EM’s sales constituted 57.5% of Avnet’s consolidated sales, up from 55.1% in fiscal 2003 and 54.3% in fiscal 2002.

      Independent of future growth rates, operating efficiency and working capital management will remain a key focus of Avnet’s overall value-based management initiatives and its efforts to continue growing profitability and return on capital at a faster rate than growth in revenues.

      As a distributor, it is difficult to forecast the material trends of the electronic component and computer product industry, aside from some of the normal seasonality discussed herein, because Avnet does not typically have material forward-looking information available from its customers and suppliers beyond approximately three to four months of forecast information. As such, management relies on the publicly available information published by certain industry groups and other related analyses in evaluating its business prospects in the longer term.

Sales

      The tables below provide a year-over-year summary of sales for the Company and its operating groups:

Three-Year Analysis of Sales: By Operating Group and Geography

	Years Ended						Percent Change

	July 3,	% of	June 27,	% of	June 28,	% of	2004 to	2003 to
	2004	Total	2003	Total	2002	Total	2003	2002

	(Dollars in millions)
Sales by Operating Group:
EM	$5,892.4	57.5%	$4,988.4	55.1%	$4,841.9	54.3%	18.1%	3.0%
TS	4,352.3	42.5	4,060.0	44.9	4,078.3	45.7	7.2	(0.4)

	$10,244.7		$9,048.4		$8,920.2		13.2	1.4

Sales by Geographic Area:
Americas	$5,409.6	52.8%	$5,028.7	55.6%	$5,346.3	59.9%	7.6%	(5.9)%
EMEA	3,380.2	33.0	2,997.1	33.1	2,874.4	32.2	12.8	4.3
Asia/ Pacific	1,454.9	14.2	1,022.6	11.3	699.5	7.9	42.3	46.2

	$10,244.7		$9,048.4		$8,920.2		13.2	1.4

      Consolidated sales for fiscal 2004 of $10.24 billion increased by $1.19 billion, or 13.2%, over fiscal 2003 sales of $9.05 billion. Avnet finished fiscal 2004 with its strongest annual sales results since fiscal 2001. As discussed above, this significant sales growth is largely a result of an electronic component and computer product industry that has emerged from the roughly three-year industry and economic downturn that commenced midway through the Company’s fiscal 2001. Changes in foreign currency exchange rates from fiscal 2003 to 2004 also contributed to this growth in sales year-over-year by roughly $410 million. As the table above shows, the consolidated sales growth was composed of year-over-year increases in sales in both of the Company’s operating groups as well as across all three global regions in which Avnet does business.

      EM’s sales of $5.89 billion in fiscal 2004 were up $904 million, or 18.1%, over EM’s fiscal 2003 sales of $4.99 billion. The Asia/ Pacific region was the largest driver of EM’s growth with fiscal 2004 sales of $1.30 billion, up $430 million, or 49.6%, from sales of $868 million in fiscal 2003, and representing the sixth consecutive year of record sales for this region of EM’s operations. This growth in the Asia/ Pacific region is indicative of an ongoing trend whereby technology manufacturing continues to shift to this region, especially in the component industry in which EM competes, as well as the growth of the indigenous markets. Avnet continues to invest in this region, in the form of IT initiatives and logistics and service centers, to take advantage of the ongoing growth opportunities of this rapidly expanding technology marketplace. EM also generated sales growth in the other two regions of the world with EM EMEA’s fiscal 2004 sales of $2.13 billion growing 22.7% over fiscal 2003 sales of $1.74 billion and EM Americas’ fiscal 2004 sales of $2.46 billion growing 3.3% over fiscal 2003 sales of $2.38 billion. In addition to the impact of changes in foreign currency exchange rates, the increased sales in fiscal 2004 in all regions is a result of increasing customer demand coupled with steady improvements in technology-related capital spending. These higher demand and spending levels were prevalent throughout the majority of fiscal 2004 with an expected minor summer flattening of demand levels in the Americas and EMEA regions in the final month of fiscal 2004 as well as a leveling off in Asia primarily as a result of the abnormally high incoming business levels in this region throughout the fiscal year up until the end of the fourth quarter. EM’s foreign results were positively impacted by changes in foreign currency exchange rates, which yielded roughly $270 million of EM’s year-over-year consolidated sales growth.

      TS’s sales of $4.35 billion in fiscal 2004 were up $292 million, or 7.2%, over TS’s fiscal 2003 sales of $4.06 billion. The Americas region has traditionally accounted for greater than 65% of TS’s global sales as was the case again in fiscal 2004. As a result, growth in the Americas region drove much of TS’s growth overall with sales of $2.95 billion, up 11.4% over TS Americas’ fiscal 2003 sales of $2.65 billion. The growth in TS’s Americas business was driven primarily by strength of sales in storage, software and networking products and services. TS EMEA’s fiscal 2004 sales of $1.25 billion were down 0.8% from fiscal 2003 sales of $1.26 billion. However, TS EMEA’s sales results in fiscal 2004 were positively impacted by changes in foreign currency exchange rates by an estimated $148 million. The decline in sales on a constant dollar basis in TS EMEA is primarily a function of TS’s strategic decision in the second half of fiscal 2003 to exit certain low-profit, low return-on-capital employed business. The customer engagements exited accounted for estimated annualized sales in excess of $300 million in fiscal 2003. TS Asia’s fiscal 2004 sales of $156 million were up $2 million, or 1.2%, from fiscal 2003 sales of $154 million.

      A combination of the regional and operating group factors discussed above resulted in EM constituting a larger percentage of Avnet’s consolidated sales in fiscal 2004, 58%, as compared with fiscal 2003 and 2002 at 55% and 54%, respectively. This larger contribution from the EM operating group is also typical for an up-cycle in the electronic component and computer product industry. On a consolidated basis, the dispersion of the Company’s sales on a regional basis also continued to shift toward the Asia/ Pacific region with this region now constituting a record 14% of Avnet’s consolidated sales, as compared with less than 8% as recently as fiscal 2002. The EMEA region’s contribution to consolidated sales has remained relatively stable over the past three fiscal years, in the 32-33% range, while the Americas region has declined from nearly 60% in fiscal 2002 to less than 53% in fiscal 2004.

      The Company closed fiscal 2003 with sales of $9.05 billion, up $128 million, or 1.4%, as compared with fiscal 2002 consolidated sales of $8.92 billion. The strengthening of the Euro as compared with the US Dollar drove much of this slight increase in consolidated sales between fiscal 2003 and 2002. The relatively flat sales performance on a constant dollar basis between these two years was indicative of an electronic component and computer product industry that had stabilized but remained relatively weak following the precipitous decline of the industry and the economic downturn that began midway through fiscal 2001. EM’s sales of $4.99 billion in fiscal 2003 were up $147 million, or 3.0%, over fiscal 2002 sales of $4.84 billion, driven by the strength in the Euro and growth in the Asia/ Pacific region. TS’s sales of $4.06 billion in fiscal 2003 were down slightly by $18 million, or 0.4%, from fiscal 2002 sales of $4.08 billion driven primarily by growth in fiscal 2003 in the enterprise computing and storage markets, offset by reduced activity in telecommunications and networking sectors and the early impacts of the strategic decision to exit low-profit, low return-on-capital employed business in fiscal 2003 as discussed above.

Gross Profit and Gross Profit Margins

      Consolidated gross profit for fiscal 2004 was $1.36 billion, representing a gross profit margin of 13.3%, as compared with $1.21 billion, and a comparable gross profit margin of 13.4% in fiscal 2003. The mix of business between the Company’s two operating groups as well as the mix of product sales within the operating groups impacts the gross profit margins of the Company. Specifically, computer product sales from TS typically yield lower gross profit margins than the component sales of EM. In addition, the continuing growth of business in EM Asia impacts consolidated gross profit margins as the business model in this region typically yields a lower gross profit margin although the operating cost structure of EM Asia is also lower than the other regions in which the Company operates. Therefore, when EM constitutes a larger percentage of consolidated sales, gross profit margins will also typically increase. The impact on gross profit margins of EM’s increased share of Avnet’s consolidated sales for the whole of fiscal 2004 was not significant primarily due to the mix between the operating groups over the course of fiscal 2004. The dramatic growth in EM’s business did not fully emerge until the second half of fiscal 2004. As a result, the Company’s consolidated gross profit margin improved by 89 basis points in the second half of fiscal 2004 when compared with the first half of fiscal 2004. Consolidated gross profit margins of 13.9% in the fourth quarter of fiscal 2004 reached their highest level in two years.

      The Company also measures productivity by monitoring its gross profit per average employee and, due in large part to the restructuring efforts in recent years as further discussed in Restructuring and Other Charges, the Company’s gross profit per average employee in fiscal 2004 was approximately $139,000 as compared with approximately $114,000 in fiscal 2003, an increase of 21.9%.

      Consolidated gross profit margins were 13.4% in fiscal 2003, down from 13.7% in fiscal 2002. Additionally, gross profit in fiscal 2002 included $21.6 million of restructuring charges discussed below which reduced the reported gross profit margin in fiscal 2002 by 24 basis points (0.24%). This year-over-year decline was attributable to a larger portion of the Company’s consolidated sales originating from the lower margin computer products operating group, in addition to mix of product sales within the groups, specifically in TS where there was a higher volume of software sales in fiscal 2003, which yield a lower gross profit margin and have a lower capital requirement than most other computer products.

Selling, General and Administrative Expenses

      Selling, general and administrative expenses were $1.11 billion, or 10.8% of sales, in fiscal 2004 as compared with $1.10 billion, or 12.1% of sales in fiscal 2003. In addition to percentage of sales, another important metric that management utilizes to monitor its operating expenses is selling, general and administrative expenses as a percentage of gross profit. This ratio improved to 81.1% in fiscal 2004 as compared with 90.2% in fiscal 2003. This substantial improvement in these key measures of operating leverage resulted from the significant cost reduction efforts that the Company put in place in recent years to manage its overall profitability during the industry downturn and through the up-cycle that has now begun (these efforts are further discussed in Restructuring and Other Charges below). The fiscal 2004 selling, general and administrative expenses were also negatively impacted by foreign exchange rate differences year-over-year which yielded an estimated increase in fiscal 2004 costs of roughly $56 million (0.5% of sales and 4.1% of gross profit). Furthermore, the Company did not realize the majority of the benefit from the restructuring activities of the first and second quarters of fiscal 2004 until the second half of fiscal 2004. As a result of this timing, selling, general and administrative expenses as a percentage of sales and as a percentage of gross profit fell to 10.7% and 76.7%, respectively, in the fourth quarter of fiscal 2004, representing the Company’s best performance in these metrics since fiscal 2001 when the downturn began. The operating leverage ratios discussed above, in addition to return on working capital and return on capital employed, continue to be key metrics that management monitors in its efforts to achieve appropriate levels of profitability.

      Selling, general and administrative expenses of $1.10 billion in fiscal 2003 were 12.1% of sales as compared with $1.17 billion, or 13.1% of sales, in fiscal 2002. The improvement in fiscal 2003 was a function of the Company’s cost reduction efforts in that year and in the previous year to remove expenses from the business in the face of the revenue declines that occurred during the industry and economic downturn. The impacts of these efforts were partially offset by the strengthening of the Euro against the US Dollar in fiscal 2003 as compared with fiscal 2002.

Restructuring and Other Charges

      The Company recorded a number of restructuring and other charges during the last three fiscal years. These charges relate primarily to three items: (1) the reorganization of the Company’s operations in each of the three major regions of the world in which the Company operates, generally taken in response to business conditions at the time of the charge; (2) charges in fiscal 2002 stemming from acquisition and integration of Kent Electronics Corporation (“Kent”), which was accounted for using the “pooling-of-interests” method of accounting; and (3) charges to record impairment in the Company’s Internet-related investments. See Note 17 to the consolidated financial statements appearing in Item 15 of this Report for a detail of activity within the restructuring and other charge accounts during the past three years.

Fiscal 2004

      During the first and second quarters of fiscal 2004, the Company executed certain restructuring and cost reduction initiatives designed to continue improving the profitability of the Company. These actions can generally be broken into three categories: (1) the combination of CM and AC as discussed in Item 1 of this Report and in Note 16 to the consolidated financial statements appearing in Item 15 of this Report; (2) the reorganization of the Company’s global IT resources, which had previously been administered generally on a separate basis within each of the Company’s operating groups; and (3) various other reductions within EM and certain centralized support functions.

      Restructuring and other charges incurred during the first quarter of fiscal 2004 totaled $32.1 million pre-tax and $22.1 million after-tax, or $0.18 per diluted share. The pre-tax charge consisted of severance costs ($9.4 million), charges related to consolidation of selected facilities ($10.8 million), write-downs of certain capitalized IT-related initiatives ($6.9 million) and other items, consisting primarily of the write-off of the remaining unamortized deferred loan costs associated with the Company’s multi-year credit facility terminated in September 2003 as discussed in Liquidity and Capital Resources — Financing Transactions ($5.0 million).

      Severance costs resulted from workforce reductions of approximately 400 personnel completed during the first quarter, primarily in executive, support and other non-customer facing functions in the Americas and EMEA regions. Management also identified a number of facilities for consolidation primarily in the Americas and EMEA regions. These facilities generally related to certain logistics and warehousing operations as well as certain administrative facilities across both operating groups and at the corporate level. The charges related to reserves for remaining non-cancelable lease obligations and write-downs to fair market value of owned assets located in these facilities that have been vacated. Management also evaluated and elected to discontinue a number of IT-related initiatives that, in light of recent business restructurings, no longer met the Company’s return on investment standards for continued use or deployment. These charges related to write-offs of capitalized hardware and software.

      Restructuring charges incurred during the second quarter of fiscal 2004 totaled $23.5 million pre-tax, $16.4 million after-tax, or $0.14 per diluted share. The charges consisted of severance costs ($5.3 million), charges related to write-downs of owned assets and consolidation of selected facilities ($4.8 million), write-downs of certain capitalized IT-related initiatives ($12.9 million) and other items ($0.5 million).

      Severance charges related to workforce reductions of approximately 120 personnel, the majority of whom staffed warehousing, administrative and support functions primarily for facilities within TS EMEA operations that were identified for consolidation as part of the combination of CM and AC. A smaller portion of these charges also impacted operations in the Americas. The combination of CM and AC in EMEA also led to charges related to reserves for remaining non-cancelable lease obligations and write-downs to fair market value of owned assets located in the facilities that were vacated. The facilities primarily served in warehousing and administrative capacities. Management also evaluated and elected to discontinue a number of IT-related initiatives similar to the decisions also reached in the first quarter of fiscal 2004 as discussed above. These charges related to the write-off of capitalized hardware and software. Lastly, the Company’s efforts to combine CM and AC in EMEA resulted in the decision to merge the former CM EMEA operations onto the computer systems that have historically been used in the AC EMEA business. The change in the use of this significant asset of CM EMEA generated a need to analyze the group of long-lived assets within the former CM EMEA operations for impairment. As a result of this analysis, the Company recorded an impairment charge to write-down certain long-lived assets to their estimated fair market values. This charge, totaling $9.4 million, of which $4.2 million relates to the CM EMEA computer systems, is included in the facilities and IT-related charges discussed above.

      During the fourth quarter of fiscal 2004, as part of management’s ongoing analysis of the reserves for various restructuring activities, the Company recorded adjustments to certain of its remaining reserves. The adjustments occurred primarily in the Company’s EM and TS operations in EMEA and related to adjustments to reduce excess severance reserves based upon revised estimates of statutorily required payouts and recording of additional charges related to leased facilities due to modifications to sublease and termination assumptions based upon ongoing market conditions. The Company also negotiated a favorable buyout of a hardware and software maintenance contract, which resulted in the reversal of certain IT-related reserves. The net amount of these adjustments was less than $0.1 million.

      The combined charges recorded during fiscal 2004 totaled $55.6 million pre-tax and $38.5 million after-tax, or $0.32 per diluted share.

Fiscal 2003

      During the second quarter of fiscal 2003, the Company executed certain actions as part of its cost reduction initiatives and, accordingly, recorded charges totaling $106.8 million pre-tax, $65.7 million after tax, or $0.55 per diluted share. The charge consisted of severance costs ($21.7 million pre-tax), charges related to the consolidation of selected facilities ($37.4 million pre-tax) and charges related to certain IT-related initiatives ($47.7 million pre-tax).

      These charges included severance costs and charges related to the consolidation of selected facilities, taken in response to the business environment. During the second quarter of fiscal 2003, management identified a number of facilities in each of the Company’s operating groups and its corporate functions, which covered each of the Company’s geographic regions, to be consolidated into other facilities. The facilities were identified in an effort to combine certain logistics and administrative operations wherever possible and eliminate what would otherwise be duplicative costs. The charges related to reserves for remaining non-cancelable lease obligations, write-downs of the carrying value of certain owned facilities to market value and write-downs to fair market value of owned assets located in these leased and owned facilities that were vacated. Additionally, workforce reductions at these and other facilities worldwide resulted in the termination of approximately 750 personnel. The impacted personnel were primarily in non-customer facing positions. The IT-related charges resulted from management’s decision during the second quarter of fiscal 2003 to discontinue a number of IT-related initiatives that represented insufficient benefit to the Company if they were kept in service or continued to be developed. These charges included the write-off of capitalized hardware, software and software licenses.

      During the fourth quarter of fiscal 2003, the Company executed certain additional actions that resulted in charges totaling $6.6 million pre-tax. The incremental impact of these actions was substantially offset by certain adjustments that the Company recorded, also in the fourth quarter of fiscal 2003, primarily relating to certain of the reserves recorded from the restructuring activity in the second quarter of fiscal 2003. The new charge activity, mostly for severance and consolidation of selected facilities, related to each of the Company’s three operating groups and its corporate functions in the Americas and EMEA regions. The additional census reductions totaled approximately 175 and resulted primarily from: (1) EM’s decision to combine its Cilicon and RF and Microwave sales divisions; and (2) TS’s decision to reduce its participation in certain market segments where profitability of the products in question have not yielded acceptable economic returns to the Company. The fourth quarter adjustments to prior restructuring and other charges reflect changes in estimates from the time the charges and applicable reserves were initially recorded, relating to: (1) reserves for severance and for leases and other contractual commitments that were determined to be excessive during the fourth quarter based upon payments made or still to be made and/or based upon more favorable than anticipated sublease or lease buyout arrangements; and (2) an adjustment, based upon estimated sales price net of costs to sell as derived from current market studies and comparable sales, of a portion of a write-down that was recorded in the second quarter of fiscal 2003 related to an owned facility that was vacated and classified as held for sale during that quarter.

Fiscal 2002

      In the fourth quarter of fiscal 2002, the Company recorded charges representing a write-down in value of certain assets acquired in the fiscal 2001 acquisition of Kent and certain other charges taken in response to business conditions. The charge totaled $79.6 million pre-tax ($21.6 million included in cost of sales and the remaining $58.0 million included as a component of operating expenses) and $62.1 million after tax, or $0.52 per share on a diluted basis.

      The Kent-related items resulted from the acquisition of Kent being accounted for using the “pooling-of-interests” method of accounting for the acquisition. These items related specifically to assets or obligations that were on the books of Kent at the acquisition and, therefore, under the “pooling-of-interests” method, these items that normally would have been reflected as adjustments to goodwill if the purchase method of accounting had been used were instead recorded to the Company’s consolidated statement of operations. These items amounted to $29.7 million pre-tax and relate primarily to: (1) write-downs to the value of receivables considered uncollectible after the Company had exhausted efforts of collecting these amounts from Kent’s pre-acquisition customers ($8.2 million pre-tax); (2) excess and obsolete inventory, primarily for customer-specific inventory held by Kent at the acquisition date that was subsequently determined, through ongoing negotiations with the customer, to require a write-down to net realizable value ($21.6 million pre-tax); and (3) charges to record additional write-downs to approximate fair market value on held-for-sale properties acquired in the Kent acquisition or to record lease reserves for non-cancelable lease obligations on properties the Company committed to exit ($15.9 million pre-tax); (4) net of approximately $16.0 million pre-tax in cash recoveries of certain charges recorded as part of the restructuring and integration charges taken in the fourth quarter of 2001.

      The remaining pre-tax charge recorded in the fourth quarter of fiscal 2002, which amounted to $49.9 million, included an impairment charge of $36.2 million pre-tax to write-down certain of the Company’s investments in unconsolidated Internet-related businesses to their fair market value and $13.7 million pre-tax for severance charges taken for workforce reductions, primarily in the Americas region, with more limited reductions in EMEA and Asia, totaling approximately 850 individuals. The impairments recorded to the Company’s Internet-related investments are considered capital losses for tax purposes and were therefore only deductible to the extent the Company had available capital gains. At that time, there were no capital gains, available or forecasted in the foreseeable future, to offset these losses. Therefore, the Company generally did not record a tax benefit for these losses.

Status of Restructuring Reserves

      As of July 3, 2004, the Company’s total remaining reserves for restructuring and other related activities totaled $26.8 million. Of this balance, $3.0 million relates to remaining severance reserves, the majority of which the Company expects to utilize by the end of the first quarter of fiscal 2006. Reserves for $22.4 million relate to reserves for contractual lease commitments, substantially all of which the Company expects to utilize by the end of fiscal 2007. The IT-related and other reserves, which total $1.4 million, relate primarily to remaining contractual commitments, the majority of which the Company expects to utilize by the end of fiscal 2005.

Operating Income (Loss)

      Operating income for fiscal 2004 was $202.2 million, or 2.0% of consolidated sales as compared with operating income of $12.7 million, or 0.1% of consolidated sales in fiscal 2003. Results for both of these periods include the negative impacts of restructuring and other charges, further discussed above, which totaled $55.6 million, or 0.5% of sales, in fiscal 2004 and $106.8 million, or 1.2% of sales in fiscal 2003. This significant improvement in operating income in absolute dollars and as a percentage of sales is driven by the growth in sales and the reduction in selling, general and administrative expenses, all of which are discussed previously in this MD&A.

      EM reported operating income of $212.5 million, or 3.6% of EM’s sales, in fiscal 2004, which is more than double EM’s operating income in fiscal 2003 of $101.9 million, or 2.0% of EM’s sales. TS’s fiscal 2004 operating income of $98.9 million, or 2.3% of TS’s sales, also improved from $56.2 million, or 1.4% of TS’s sales, in fiscal 2003. These operating income results within Avnet’s operating groups are, similar to the consolidated results, primarily a function of the Company’s ongoing cost reduction efforts across both operating groups and all regions, in addition to the growth in sales year-over-year.

      The Company’s fiscal 2003 consolidated operating income of $12.7 million was up from a loss of $3.0 million in fiscal 2002, both periods including the negative impacts of restructuring and other charges discussed above ($106.8 million in fiscal 2003 and $79.6 million in fiscal 2002). The improvement in operating income in fiscal 2003 is the result of the early impacts of the Company’s efforts to remove ongoing costs from the business through its restructuring efforts since the end of fiscal 2001.

Interest Expense and Other Income (Expense)

      Interest expense was $94.6 million in fiscal 2004, down 9.8% as compared with $104.9 million in fiscal 2003. The decrease in interest expense between periods is a function of two factors. First, the Company has reduced its total debt outstanding. The Company’s average balance of debt and drawings under its accounts receivable securitization program during fiscal 2004 was $1.41 billion as compared with $1.62 billion in fiscal 2003. The second factor in this decrease in expense relates to the change in the Company’s effective interest rates due to the composition of the Company’s debt balances. The Company fully repaid its original principal balances of $200.0 million of 6.45% Notes due August 15, 2003 and $250.0 million of 8.20% Notes due October 17, 2003 through tender and early redemption of these notes during fiscal 2003 and the repayment of the remaining principal and interest upon maturity in the first half of fiscal 2004 (see Liquidity and Capital Resources — Financing Transactions for further discussion of this transaction and other debt activity discussed below). Although the Company added $475.0 million of 9 3/4% Notes due February 15, 2008 in the third quarter of fiscal 2003, the Company also entered into hedge contracts for $300.0 million of these notes which effectively converts these notes from a fixed rate of 9 3/4% to a variable rate (7.8% at July 3, 2004) based upon US LIBOR plus a spread. The Company also benefited significantly in the fourth quarter of fiscal 2004 from the offering of the $300.0 million 2% Convertible Debentures due March 15, 2034 and the tender for a portion of the outstanding 7 7/8% Notes due February 15, 2005, both of which closed before the end of the third quarter of fiscal 2004.

      Interest expense was $104.9 million in fiscal 2003 as compared with $124.6 million in fiscal 2002, representing a 15.8% decline year-over-year. This decrease is due primarily to the ongoing debt reductions and reduced drawings under the accounts receivable securitization program (see Liquidity and Capital Resources — Off-Balance Sheet Arrangements for further discussion) during fiscal 2003. Consolidated debt balances at June 27, 2003 were $1.47 billion as compared with $1.63 billion at June 28, 2002. Additionally, the Company had $200.0 million of outstanding drawings under the accounts receivable securitization program at June 28, 2002.

      Other income, net, which includes interest income, was $7.1 million in fiscal 2004 as compared with $26.2 million in fiscal 2003 and $6.8 million in fiscal 2002. The primary variable impacting other income, net, is the effect of foreign currency gains or losses, which resulted in a gain in fiscal 2003 as compared with the results for fiscal 2004 and 2002.

Debt Extinguishment Costs

      As discussed further under Liquidity and Capital Resources — Financing Transactions, the Company incurred debt extinguishment costs in both fiscal 2004 and fiscal 2003 associated with the tender and early redemption of a portion of its outstanding publicly traded debt. In completing these transactions the Company incurred debt extinguishment costs, related primarily to premiums and other transaction costs associated with these tenders and early redemptions, which totaled $16.4 million pre-tax, $14.2 million after-tax, or $0.12 per share on a diluted basis in fiscal 2004 and $13.5 million pre-tax, $8.2 million after-tax, or $0.07 per share on a diluted basis in fiscal 2003.

Income Tax Provision (Benefit)

      The Company’s effective tax rate in fiscal 2004 was 25.9% as compared with 41.9% in fiscal 2003. The mix of Avnet’s profits amongst its various international subsidiaries with varying statutory tax rates impacts the Company’s effective tax rates. The continuing improvement in profitability, particularly in the EMEA and Asia/ Pacific regions, has led to an effective tax rate substantially lower than the 35% U.S. federal tax rate. Similarly, the mix of profits amongst international subsidiaries in fiscal 2003 yielded an effective tax rate on the Company’s pre-tax loss that was more favorable than the 35% U.S. federal tax rate.

      The otherwise favorable rate impacts from the mix of international profits in fiscal 2002 were offset by the impact of the Company’s charges to impair its investment in certain unconsolidated Internet-related businesses, which charges were not deductible for tax purposes (see Restructuring and Other Charges for further discussion). As a result, the effective tax rate in fiscal 2002 was 30.1% as compared with 41.9% in fiscal 2003.

Net Income (Loss)

      As a result of the factors described in the preceding sections of this MD&A, the Company’s net income was $72.9 million, or $0.60 per share on a diluted basis, in fiscal 2004 as compared with a net loss of $46.1 million, or $0.39 per share on a diluted basis, in fiscal 2003 and a net loss before cumulative effect of change in accounting principle of $84.4 million, or $0.71 per share on a diluted basis, in fiscal 2002. These results include the negative after-tax impact of restructuring and other charges and debt extinguishment costs of $52.8 million, or $0.44 per share on a diluted basis, in fiscal 2004, $73.9 million, or $0.62 per share on a diluted basis, in fiscal 2003 and $62.1 million, or $0.52 per share on a diluted basis, in fiscal 2002.

Change in Accounting Principle — Goodwill

      The Company adopted the Financial Accounting Standards Board (“FASB”) Statement of Financial Accounting Standards No. 142 (“SFAS 142”), Goodwill and Other Intangible Assets, which establishes financial accounting and reporting for acquired goodwill and other intangible assets. The Company’s mechanism for adoption of SFAS No. 142 is further discussed in Note 6 to the consolidated financial statements appearing in Item 15 of this Report. As a result of transition impairment provisions of SFAS 142, the Company recorded an impairment charge of $580.5 million, or $4.90 per share on a diluted basis, in fiscal 2002, which was recorded as a cumulative effect of a change in accounting principle in the first quarter of fiscal 2002.

      The magnitude of the transition impairment charge was significantly impacted by the timing of the effective date of when the fair value analysis was performed and the designation of the reporting unit structure. Since the Company adopted SFAS 142 on June 30, 2001, the fair value analysis was required to be completed as of that date. Due to the difficult business and economic conditions at that date, which severely impacted the market sectors in which the Company operates, and the uncertainty as to when such conditions would materially improve, the fair value of the Company’s businesses was significantly less than it might have been at other times. In other words, in a cyclical business, the timing of a valuation such as this may be an important factor in the outcome of the valuation exercise. The reporting units with the most significant impairment of goodwill are in Europe where the Company had not yet generated an acceptable level of profits and cash flows. In addition, the defined reporting unit structure resulted in an impairment of goodwill which includes goodwill related to certain recent acquisitions that otherwise might not have been impaired.

      The Company conducts its periodic test for goodwill impairment annually, on the first day of the fiscal fourth quarter. The Company’s annual impairment tests in fiscal 2004, 2003 and 2002 have yielded no additional impairments to the carrying value of the Company’s goodwill.

Critical Accounting Policies

      The Company’s consolidated financial statements have been prepared in accordance with U.S. GAAP. The preparation of these consolidated financial statements requires the Company to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenues and expenses during the reporting period. These estimates and assumptions are based upon the Company’s continuous evaluation of historical results and anticipated future events. Actual results may differ from these estimates under different assumptions or conditions.

      The Securities and Exchange Commission defines critical accounting polices as those that are, in management’s view, most important to the portrayal of the Company’s financial condition and results of operations and that require significant judgments and estimates. Management believes the Company’s most critical accounting policies relate to:

      Valuation of Receivables: The Company maintains an allowance for doubtful accounts for estimated losses resulting from customer defaults. Bad debt reserves are recorded based upon historic default averages as well as the Company’s regular assessment of the financial condition of its customers. Therefore, if collection experience or the financial condition of specific customers were to deteriorate, management would evaluate whether additional allowances and corresponding charge to the consolidated statement of operations are required.

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

      Restructuring and Integration Charges: The Company has been subject to the financial impact of integrating acquired businesses and charges related to business reorganizations. In connection with such events, management is required to make estimates about the financial impact of such matters that are inherently uncertain. Accrued liabilities and reserves are established to cover the cost of severance, facility consolidation and closure, lease termination fees, inventory adjustments based upon acquisition-related termination of supplier agreements and/or the re-evaluation of the acquired working capital assets (inventory and accounts receivable), and write-down of other acquired assets including goodwill. Actual amounts incurred could be different from those estimated.

      Additionally, in assessing the Company’s goodwill for impairment in accordance with SFAS 142, the Company is required to make significant assumptions about the future cash flows and overall performance of its reporting units. Should these assumptions or the structure of the reporting units change in the future based upon market conditions or changes in business strategy, the Company may be required to record additional impairment charges to its remaining goodwill. See Change in Accounting Principle — Goodwill in this MD&A for further discussion of SFAS 142 and the Company’s evaluation of its goodwill for any potential impairment.

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

      The Company does not consider revenue recognition to be a critical accounting policy due to the nature of its business in which revenues are generally recognized when persuasive evidence of an arrangement exists, delivery has occurred or services have been rendered, the sales price is fixed or determinable and collectibility is reasonably assured. Generally these criteria are met upon the actual shipment of product to the customer. Accordingly, other than for estimates related to possible returns of products from customers, discounts or rebates, the recording of revenue does not require significant judgments or estimates. Furthermore, revenues from maintenance contracts, which are deferred and recognized to income over the life of the agreement, are not material to the consolidated results of operations of the Company.

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

      In December 2003, the FASB revised Statement of Financial Accounting Standards No. 132 (“SFAS 132”), Employers’ Disclosures about Pensions and Other Postretirement Benefits. The revised SFAS 132 requires additional disclosures about plan assets, benefit obligations, cash flows, benefit costs and other relevant information related to pensions and other postretirement benefits. The disclosure requirements of the revised SFAS 132 are effective for the Company for the fiscal year ended July 3, 2004 and such disclosures are included in Note 10 to the consolidated financial statements included in Item 15 of this Report.

Liquidity and Capital Resources

Cash Flows

      The following table summarizes the Company’s cash flow activities for fiscal 2004, 2003 and 2002, including the Company’s computation of free cash flow. Management believes that the non-GAAP metric of free cash flow is a useful measure to help management and investors better assess and understand the Company’s operating performance and sources and uses of cash. Management also believes analysis of free cash flow assists in identifying underlying trends in the business.

	Years Ended

	July 3,	June 27,	June 28,
	2004	2003	2002

	(Millions)
Net income excluding non-cash and other reconciling items and cumulative effect of change in accounting principle	$213,680	$169,457	$151,511
Cash flow generated from (used for) working capital (excluding cash and cash equivalents)	(149,031)	482,421	824,794

Net cash flow from operations	64,649	651,878	976,305
Cash flow generated from (used for):
Purchases of property, plant and equipment	(28,623)	(34,169)	(87,173)
Cash proceeds from sales of property, plant and equipment	5,229	16,379	3,423
Acquisition of operations and investments	(50,528)	(9,210)	(34,091)
Effect of exchange rates on cash and cash equivalents	8,834	13,194	12,859
Cash dividends	—	—	(26,546)
Other, net financing activities	13,914	(474)	24,225

Net free cash flow	13,475	637,598	869,002
Reduced drawings under accounts receivable securitization program	—	(200,000)	(150,000)
Repayment of debt, net	(96,275)	(201,365)	(657,047)

Net increase (decrease) in cash and cash equivalents	$(82,800)	$236,233	$61,955

      During fiscal 2004, the Company generated $64.7 million of cash and cash equivalents from its operating activities. This is made up of the cash flow generated from net income excluding non-cash and other reconciling items, which includes the add-back of depreciation and amortization, deferred taxes, non-cash restructuring and other charges (see Results of Operations — Restructuring and Other Charges for further discussion) and other non-cash items (primarily the provision for doubtful accounts — see Note 15 to the consolidated financial statements appearing in Item 15 of this Report). The sum of these items yielded cash inflow for the year of $213.7 million. Partially offsetting this amount are cash flows of $149.0 million used for the Company’s working capital needs (excluding cash and cash equivalents) during fiscal 2004. The primary driver of this outflow relate to the growth of receivables ($271.3 million) and inventory ($240.5 million), net of cash flow generation from accounts payable ($285.4 million) and other working capital items ($77.4 million). These trends in working capital are typical of an up-cycle in the electronic components industry as growth in receivables and payables is driven by higher sales and purchasing volumes. Additionally, inventory growth was also expected as the industry moves into an up-cycle, especially in the electronic components sector where longer lead times from suppliers and increased demand from customers typically result in the distributor carrying higher levels of inventory. As a result, EM elected to build inventory in certain products to accommodate the growing levels in demand and in support of customer contractual agreements to purchase certain inventory. Despite this growth in inventory during fiscal 2004, the Company’s inventory turns for the year remained at their highest point since before the last up-cycle ended in fiscal 2001 and actually improved by 18% over inventory turns in fiscal 2003. Within EM on a standalone basis, where the majority of the inventory increases took place, fiscal 2004 inventory turns improved by 16% over fiscal 2003. This improvement in turns is driven by a combination of the increased sales and the selective buildup of inventory primarily in higher volume product lines. Even with some moderate seasonal leveling off of sales in the final month of fiscal 2004, management believes its inventory levels are adequate but not excessive in addressing forecast demand in the upcoming months.

      Since the industry and economic downturn commenced in fiscal 2001, the Company has significantly reduced its capital expenditures as well as its acquisition and investment activity. However, during fiscal 2004, the Company completed a contingent purchase price payment associated with its January 2000 acquisition of 84% of the stock of Eurotronics B.V., which went to market as SEI. The share purchase agreement for this acquisition called for an additional payment of cash or common stock of the Company if the Company’s share price did not reach $45.25 per share by January 2004. As a result, during the fourth quarter of fiscal 2004, the Company paid, in cash, the sum of $48.9 million as settlement of the Company’s final obligation under this acquisition. This coupled with other, less significant contingent purchase price payments and the acquisition of a minority interest in one of the Company’s foreign subsidiaries resulted in total cash outflow for acquisitions and investments of $50.5 million during fiscal 2004. These outflows for investing activities, offset in part by the favorable impact of foreign currency on cash and cash equivalents and other financing activities, yielded a net free cash flow of $13.5 million. This net free cash flow, coupled with the cash usage for the Company’s retirement, both early and at maturity, of certain of the Company’s debt net of proceeds from new debt issued during fiscal 2004 (see Financing Transactions), resulted in a net decrease in cash during fiscal 2004 of $82.8 million.

      In fiscal 2003, cash flow of $169.5 million was generated from net income (loss) excluding non-cash and other reconciling items and $482.4 million was generated by reductions in working capital (excluding cash and cash equivalents), thus generating net cash flow from operations of $651.9 million. The positive cash flow generated from working capital reductions resulted from the Company’s continued efforts to improve its asset utilization and efficiency, primarily through reductions of receivables (cash inflow of $140.7 million) and inventories (cash inflow of $387.1 million), in what continued to be a stable but weak electronic components and computer products distribution industry during fiscal 2003. In addition to cash flow from operating activities in fiscal 2003, $5.1 million was needed for other business operations including purchases of property, plant and equipment, net of cash proceeds from sales of property, plant and equipment, and cash generated from other items, including the impact of foreign currency exchange rates on the Company’s cash and cash equivalents. The Company also used $9.2 million for acquisitions of operations and investments (primarily contingent purchase price payments) during fiscal 2003, to yield net free cash flow in fiscal 2003 of $637.6 million. A total of $401.4 million of this free cash flow was used to reduce the Company’s borrowings under its accounts receivable securitization program in addition to the retirement of certain of the Company’s long-term debt, net of proceeds from new debt issued during fiscal 2003, with the remaining $236.2 million generating additional cash and cash equivalents during fiscal 2003.

      In fiscal 2002, cash flow from operating activities totaled $976.3 million. During this period, $151.5 million was generated from net income (loss) excluding non-cash and other reconciling items and the cumulative effect of change in accounting principle. An additional $824.8 million was generated by reductions in working capital (excluding cash and cash equivalents). The cash flow impact of working capital was more significant in fiscal 2002 than in the years thereafter as this year represented the first full fiscal year of the economic downturn and, thus, a period when more significant balance sheet management initiatives were put in place. In addition, the Company used $73.2 million for other business operations including dividend payments, purchases of property plant and equipment, offset in part by cash proceeds on sale of property plant and equipment and net cash generated from other items. The Company also used $34.1 million for acquisitions of operations and investments during 2002. The resulting net free cash flow of $869.0 million along with $394.3 million of cash proceeds from long-term debt financing were used to reduce drawings under the accounts receivable securitization program by $150.0 million and to, net, repay debt balances of $1.051 billion. Finally, cash and cash equivalents increased by $62.0 million for the year.

Capital Structure

      The Company uses a variety of financing arrangements, both short-term and long-term, to fund its operations. The Company uses diversified sources of funding so that it does not become overly dependent on one source and to achieve lower cost of funding through these different alternatives. These financing arrangements include public bonds, short-term and long-term bank loans, commercial paper and an accounts receivable securitization program. For a detailed description of the Company’s external financing arrangements outstanding at July 3, 2004, please refer to Note 7 in the notes to the consolidated financial statements appearing in Item 15 of this Report.

      The table below highlights the Company’s capital structure:

CAPITAL STRUCTURE

(Dollars in thousands)

	July 3, 2004	June 27, 2003	% Change

Short-term debt	$160,660	$187,656	(14.4)%
Long-term debt	1,196,160	1,278,399	(6.4)

	1,356,820	1,466,055	(7.5)
Shareholders’ equity	1,953,426	1,832,522	6.6

Total capital	$3,310,246	$3,298,577	0.4

      Long-term debt in the above table includes the fair value adjustment of $13.6 million and $36.2 million at July 3, 2004 and June 27, 2003, respectively, for the hedged 8.00% Notes and 9 3/4% Notes discussed in Financing Transactions below.

Financing Transactions

      In June 2004, the Company entered into an unsecured, three-year $350.0 million credit facility with a syndicate of banks led by Banc of America LLC and ABN AMRO Incorporated (the “Credit Facility”). The Company may select from various interest rate options, currencies and maturities under the Credit Facility. There were no borrowings under the Credit Facility as of July 3, 2004.

      In March 2004, the Company issued $300.0 million of 2% Convertible Senior Debentures due March 15, 2034 (the “Debentures”). The Debentures are convertible into Avnet common stock at a rate of 29.5516 shares of common stock per $1,000 principal amount of Debentures. The Debentures are only convertible under certain circumstances, including if: (i) the closing price of the Company’s common stock reaches $45.68 per share (subject to adjustment in certain circumstances) for a specified period of time; (ii) the average trading price of the Debentures falls below a certain percentage of the conversion value per Debenture for a specified period of time; (iii) the Company calls the Debentures for redemption; or (iv) certain corporate transactions, as defined, occur. Upon conversion, the Company has the right to deliver to the holder cash or a combination of cash and common stock, in lieu of solely common stock. The Company may redeem some or all of the Debentures for cash any time on or after March 20, 2009 at the Debentures’ full principal amount plus accrued and unpaid interest, if any. Holders of the Debentures may require the Company to purchase, in cash, all or a portion of the Debentures on March 15, 2009, 2014, 2019, 2024 and 2029, or upon a fundamental change, as defined, at the Debentures’ full principal amount plus accrued and unpaid interest, if any.

      The proceeds from the issuance of the Debentures, net of underwriting fees, were $292.5 million. The Company used these proceeds to fund the tender and purchase of $273.4 million of its 7 7/8% Notes due February 15, 2005. The Company incurred debt extinguishment costs of $16.4 million pre-tax, $14.2 million after-tax and $0.12 per share on a diluted basis during fiscal 2004 related primarily to premiums and other transaction costs associated with this tender.

      In March 2004, the Company also repaid in cash its $100.0 million of 6 7/8% Notes that matured on March 15, 2004.

      In September 2003, the Company terminated its former $350.0 million multi-year credit facility which was scheduled to mature on October 25, 2004. There were no outstanding borrowings under this multi-year credit facility at the end of fiscal 2003 or at the time of the termination and, because the Company did not expect to draw on the facility prior to its expiration date, management elected to terminate the facility.

      In February 2003, the Company used the proceeds of $465.3 million, net of underwriting fees, from the issuance in that month of the Company’s $475.0 million of 9 3/4% Notes due February 14, 2008 (the “9 3/4% Notes) to redeem $159.1 million of its 6.45% Notes due August 15, 2003 (the “6.45% Notes”) and $220.1 million of its 8.20% Notes due October 17, 2003 (the “8.20% Notes”). The excess proceeds after these early redemptions were held in an escrow account and used to repay the remaining principal on the 6.45% and 8.20% Notes at their respective maturity dates plus interest due through their maturities. The Company incurred debt extinguishment costs of $13.5 million pre-tax, $8.2 million after tax and $0.07 per share on a diluted basis during fiscal 2003 related primarily to premiums and other transaction costs associated with the tender and early redemption of the 6.45% and 8.20% Notes.

      The Company has two interest rate swaps with a total notional amount of $400.0 million in order to hedge the change in fair value of the 8.00% Notes due November 15, 2006 (the “8% Notes”) related to fluctuations in interest rates. These contracts are classified as fair value hedges and mature in November 2006. The interest rate swaps modify the Company’s interest rate exposure by effectively converting the fixed rate on the 8% Notes to a floating rate (4.5% at July 3, 2004) based on three-month U.S. LIBOR plus a spread through their maturities. In July 2003, the Company entered into three additional interest rate swaps with a total notional amount of $300.0 million in order to hedge the change in fair value of the 9 3/4% Notes related to fluctuations in interest rates. These hedges are also classified as fair value hedges and mature in February 2008. These interest rate swaps modify the Company’s interest exposure by effectively converting the fixed rate on the 9 3/4% Notes to a floating rate (7.8% at July 3, 2004) based on three-month U.S. LIBOR plus a spread through their maturities. The hedged fixed rate debt and the interest rate swaps are adjusted to current market values through interest expense in the consolidated statements of operations. The fair value of the interest rate swaps at July 3, 2004 and June 27, 2003 was $13.6 million and $36.2 million, respectively, and is included in other long-term assets in the consolidated balance sheet. Additionally, included in long-term debt is a comparable fair value adjustment increasing the total liability by these same amounts.

      In addition to its primary financing arrangements, the Company has several small lines of credit in various locations to fund the short-term working capital, foreign exchange, overdraft and letter of credit needs of its wholly owned subsidiaries in Europe and Asia. Avnet generally guarantees its subsidiaries’ debt under these facilities.

Off-Balance Sheet Arrangements

      The Company has a $350.0 million accounts receivable securitization program (the “Program”) with two financial institutions whereby it may sell, on a revolving basis, an undivided interest in a pool of its trade accounts receivable. Under the Program, the Company may sell receivables in securitization transactions and retain a subordinated interest and servicing rights to those receivables. Receivables sold under the Program are sold without legal recourse to third party conduits through a wholly owned bankruptcy-remote special purpose entity that is consolidated for financial reporting purposes. The Program qualifies for sale treatment under Statement of Financial Accounting Standards No. 140, Accounting for Transfers and Servicing of Financial Assets and Extinguishment of Liabilities. The availability for financing under the Program is dependent on the level of the Company’s trade receivables from month to month. There were no receivables sold under the Program at July 3, 2004 or at June 27, 2003. The purpose of the Program is to provide the Company with an additional source of liquidity at interest rates more favorable than it could receive through other forms of financing. The term of the current Program agreement extends to August 2005.

Covenants and Conditions

      The Program agreement discussed above requires the Company to maintain minimum senior unsecured credit ratings in order to continue utilizing the Program in its current form. These minimum ratings triggers are Ba3 by Moody’s Investor Services (“Moody’s”) or BB- by Standard & Poors (“S&P”). The Program also contains certain covenants relating to the quality of the receivables sold under the Program. If these conditions are not met, the Company may not be able to borrow any additional funds under the Program and the financial institutions may consider this an amortization event, as defined in the Program agreement, which would permit the financial institutions to liquidate the accounts receivable sold under the Program to cover any outstanding borrowings. Circumstances that could affect the Company’s ability to meet the required covenants and conditions of the Program include the Company’s ongoing profitability and perceived financial strength or weakness by credit rating agencies and various other economic, market and industry factors. The Company was in compliance with all covenants of the Program at July 3, 2004.

      The Credit Facility discussed in Financing Transactions contains certain covenants with various limitations on debt incurrence, dividends, investments and capital expenditures and also includes financial covenants requiring the Company to maintain minimum interest coverage and leverage ratios, as defined. Management does not believe that the covenants in the Credit Facility limit the Company’s ability to pursue its intended business strategy or future financing needs. The Company was in compliance with all covenants of the Credit Facility as of July 3, 2004.

      See Liquidity for further discussion of the Company’s availability under these various facilities.

Liquidity

      The Company had total borrowing capacity of $700.0 million at July 3, 2004 under the Credit Facility and the Program, against which $18.9 million in letters of credit were issued under the Credit Facility as of July 3, 2004, resulting in $681.1 million of net availability. The Company also had an additional $312.7 million of cash and cash equivalents at July 3, 2004. There are no significant financial commitments of the Company outside of normal debt and lease maturities as disclosed in Long-Term Contractual Obligations below. Management believes that Avnet’s borrowing capacity, its current cash availability and the Company’s expected ability to generate operating cash flows are sufficient to meet its projected financing needs. If the current up-cycle in the electronic components and computer products industry continues, the Company is less likely to generate positive cash flows from working capital reductions. However, any additional cash requirements are expected to be offset by the operating cash flows generated by the Company’s enhanced profitability model resulting from the significant cost reductions achieved by the Company in recent years. Furthermore, the next significant public debt maturity is not until the $400.0 million 8% Notes mature in November 2006, which provides over two years for the Company to review repayment or refinancing alternatives.

      The following table highlights the Company’s liquidity and related ratios for the past two years:

COMPARATIVE ANALYSIS — LIQUIDITY

(Dollars in millions)

	Years Ended
			Percentage
	July 3, 2004	June 27, 2003(1)	Change

Current Assets	$3,484.0	$3,126.1	11.4%
Quick Assets	2,056.6	1,867.3	10.1
Current Liabilities	1,645.0	1,306.1	26.0
Working Capital	1,839.0	1,820.0	1.0
Total Debt	1,356.8	1,466.1	(7.5)
Total Capital (total debt plus total shareholders’ equity)	3,310.2	3,298.6	0.4
Quick Ratio	1.3:1	1.4:1
Working Capital Ratio	2.1:1	2.4:1
Debt to Total Capital	41.0%	44.4%

(1)	Ratios that include cash and cash equivalents include $78.5 million of restricted cash held in escrow at June 27, 2003 to fund remaining principal and interest payments on the 6.45% and 8.20% Notes (see Financing Transactions for further discussion).

      The Company’s quick assets (consisting of cash and cash equivalents and receivables) at July 3, 2004 have increased primarily due to the increase in receivables as a function of the growth in sales volumes during fiscal 2004 net of a lesser decrease in cash and cash equivalents used to fund the growth of the business and for the pay-down of certain of the Company’s debt balances (see Cash Flow and Financing Transactions for further discussion). The increase in inventories during fiscal 2004, as discussed in Cash Flow, has resulted in additional growth in current assets. Additionally, the increased volume of purchases to accommodate the growth in volume of business has resulted in similar growth in accounts payable and, thus, in total current liabilities. As a result of these trends, quick assets were greater than the Company’s current liabilities by $411.6 million at July 3, 2004 as compared with $561.2 million at June 27, 2003. Working capital grew, however, to $1.84 billion at July 3, 2004 as compared with $1.82 billion at the end of the previous year. At July 3, 2004, to support each dollar of current liabilities, the Company had $1.25 of quick assets and $0.87 of other current assets for a total of $2.12 as compared with $2.39 at June 27, 2003.

Long-Term Contractual Obligations

      The Company has the following contractual obligations outstanding as of July 3, 2004 (in millions):

		Due in Less	Due in	Due in	Due After
	Total	than 1 Year	1-3 Years	4-5 Years	5 Years

Long-term debt, including amounts due within one year	$1,343.3	$160.7	$400.8	$476.8	$305.0
Operating leases	177.6	46.7	63.5	35.1	32.3

	$1,520.9	$207.4	$464.3	$511.9	$337.3

      At July 3, 2004, the Company has five interest rate swaps outstanding on two of its fixed rate debt instruments which have yielded a fair value adjustment of $13.6 million to the Company’s long-term debt included in the consolidated balance sheet at July 3, 2004.

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

      The Company has used interest rate swaps that convert certain fixed rate debt to variable rate debt, effectively hedging the change in fair value of the fixed rate debt resulting from fluctuations in interest rates. At July 3, 2004, the Company had five interest rate swaps outstanding under which the Company pays a variable interest rate and receives a fixed interest rate. The following table sets forth the scheduled maturities and the total fair value (generally based on quoted market prices) of the Company’s debt outstanding at July 3, 2004 (dollars in millions):

						There-	Total at	Fair Value at
	2005	2006	2007	2008	2009	after	July 3, 2004	July 3, 2004

Liabilities:
Fixed rate debt	$90	$1	$400	$476	$1	$305	$1,273	$1,365
Average interest rate							7.2%
Floating rate debt	$70	$—	$—	$—	$—	$—	$70	$70
Average interest rate							2.5%
Interest Rate Swaps:
Fixed to variable	$—	$—	$400	$300	$—	$—	$700
Average pay rate							LIBOR+4.3%
Average receive rate							8.8%

      Many of the Company’s subsidiaries, on occasion, purchase and sell products in currencies other than their functional currencies. This subjects the Company to the risks associated with the fluctuations of foreign currency exchange rates. The Company reduces this risk by utilizing natural hedging (offsetting receivables and payables) as well as by creating offsetting positions through the use of derivative financial instruments, primarily forward foreign exchange contracts with maturities of less than sixty days. The Company adjusts all foreign denominated balances and any outstanding foreign exchange contracts to fair market value through the consolidated statements of operations. Therefore, the market risk related to foreign exchange contracts is offset by changes in valuation of the underlying items being hedged. The asset or liability representing the fair value of foreign exchange contracts is classified in the captions “other current assets” or “accrued expenses and other,” as applicable, in the accompanying consolidated balance sheets. A hypothetical 10% change in currency exchange rates under the contracts outstanding at July 3, 2004 would result in an increase or decrease of approximately $20.0 million to the fair value of the forward foreign exchange contracts, which would generally be offset by an opposite effect on the related hedged positions.

Item 8.	Financial Statements and Supplementary Data

      The financial statements and supplementary data are listed under Item 15 of this Report.

Item 9.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosures

      None.

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

      During the last quarter of fiscal 2004, there have been no changes to the Company’s internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

Item 9B.	Other Information

      Not applicable.

PART III

Item 10.	Directors and Executive Officers of the Registrant

      The information called for by Item 10 is incorporated in this Report by reference to the Company’s definitive proxy statement relating to the Annual Meeting of Stockholders anticipated to be held on November 11, 2004.

Item 11.	Executive Compensation

      The information called for by Item 11 is incorporated in this Report by reference to the Company’s definitive proxy statement relating to the Annual Meeting of Stockholders anticipated to be held on November 11, 2004.

Item 12.	Security Ownership of Certain Beneficial Owners and Management

Equity Compensation Plan Information as of July 3, 2004

			Number of Securities
	Number of Securities		Remaining Available for
	to be Issued Upon	Weighted-Average	Future Issuance Under
	Exercise of	Exercise Price of	Equity Compensation Plans
	Outstanding Options,	Outstanding Options,	(Excluding Securities
Plan Category	Warrants and Rights	Warrants and Rights	Reflected in Column (a))

	(a)	(b)	(c)
Equity compensation plans approved by security holders(3)	9,742,477 (1)	$20.33	7,393,877 (2)
Equity compensation plans not approved by security holders	—	—	30,193
Total	9,742,477	$20.33	7,424,070

(1)	Includes 9,719,173 outstanding options and 23,304 stock incentive shares awarded but not yet delivered.

(2)	Includes 6,292,551 options available for grant, 181,655 incentive shares not yet awarded and 919,671 shares authorized for the Employee Stock Purchase Plan but not yet allocated.

(3)	Options assumed through acquisitions accounted for as purchases are excluded from (1) above. The outstanding balance of acquired options was 294,070 (column (a)) with a related weighted average exercise price of $38.48 (column (b)).

      The Company has one equity compensation plan that has not been approved by shareholders — the Outside Director Stock Bonus Plan. Under this program, non-employee directors are awarded shares equal to $20,000 of Avnet Common Stock upon their re-election each year, as part of their director compensation package. Directors may elect to receive this compensation in the form of common stock under the Outside Director Stock Bonus Plan or they may elect to defer their compensation to be paid in common stock at a later date. Shares are issued in January of each year and the number of shares is calculated by dividing $20,000 by the average of the high and low price of the Common Stock on the first business day of January. The Board of Directors established a reserve of 50,000 shares for this plan in November 2002. Aggregate shares issued under the Plan totaled 3,724, 16,083 and 7,092 for fiscal 2004, 2003 and 2002, respectively.

      The additional information called for by Item 12 is incorporated in this Report by reference to the Company’s definitive proxy statement relating to the Annual Meeting of Stockholders anticipated to be held on November 11, 2004.

Item 13.	Certain Relationships and Related Transactions

      The information called for by Item 13 is incorporated in this Report by reference to the Company’s definitive proxy statement relating to the Annual Meeting of Stockholders anticipated to be held on November 11, 2004.

Item 14.	Principal Accounting Fees and Services

      The information called for by Item 14 is incorporated in this Report by reference to the Company’s definitive proxy statement relating to the Annual Meeting of Stockholders anticipated to be held on November 11, 2004.

PART IV

Item 15.	Exhibits, Financial Statement Schedules and Reports on Form 8-K

      a. The following documents are filed as part of this Report:

		Page

1.	Consolidated Financial Statements:
	Report of Independent Registered Public Accounting Firm	35
	Avnet, Inc. and Subsidiaries Consolidated Financial Statements:
	Consolidated Balance Sheets at July 3, 2004 and June 27, 2003	36
	Consolidated Statements of Operations for the years ended July 3, 2004, June 27, 2003 and June 28, 2002	37
	Consolidated Statements of Shareholders’ Equity for the years ended July 3, 2004, June 27, 2003 and June 28, 2002	38
	Consolidated Statements of Cash Flows for the years ended July 3, 2004, June 27, 2003 and June 28, 2002	39
	Notes to Consolidated Financial Statements	40
2.	Financial Statement Schedules:
	Schedule II (Valuation and Qualifying Accounts) for the years ended July 3, 2004, June 27, 2003 and June 28, 2002	66
	Schedules other than that above have been omitted because they are not applicable or the required information is shown in the financial statements or notes thereto
3.	Exhibits — The exhibit index for this Report can be found on pages 67 to 71.

      b. Reports on Form 8-K

      During the fourth quarter of fiscal 2004, the Company filed, or furnished, the following Current Reports on Form 8-K: (1) Current Report on Form 8-K bearing cover date of April 8, 2004 in which the Company furnished, pursuant to Item 12, its press release providing preliminary guidance on its results for the Company’s fiscal third quarter; (2) Current Report on Form 8-K bearing cover date of April 20, 2004 in which the Company furnished, pursuant to Item 9, its press releases announcing its participation in the upcoming JPMorgan Technology and Telecom Conference and announcing the date of the Company’s fiscal third quarter earnings announcement and webcast; (3) Current Report on Form 8-K bearing cover date of April 29, 2004 in which the Company furnished, pursuant to Item 12, its press release announcing the fiscal third quarter financial results; (4) Current Report on Form 8-K bearing cover date of June 7, 2004 in which the Company (i) filed, pursuant to Item 7, its Credit Agreement dated June 7, 2004 for the Company’s new syndicated bank facility and (ii) furnished, pursuant to Item 9, its press release announcing the new syndicated bank facility.

SIGNATURES

      Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

AVNET, INC.
(Registrant)

By:	/s/ ROY VALLEE

Roy Vallee,
Chairman of the Board, Chief Executive Officer and Director

Date: September 7, 2004

      Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the Registrant and in the capacities indicated on September 7, 2004.

Signature		Title

/s/ ROY VALLEE Roy Vallee		Chairman of the Board, Chief Executive Officer and Director

* Eleanor Baum		Director

* J. Veronica Biggins		Director

* Lawrence W. Clarkson		Director

* Ehud Houminer		Director

* James A. Lawrence		Director

* Frank R. Noonan		Director

* Ray M. Robinson		Director

* Gary L. Tooker		Director

/s/ RAYMOND SADOWSKI Raymond Sadowski		Senior Vice President, Chief Financial Officer and Principal Accounting Officer

*By:	/s/ RAYMOND SADOWSKI Attorney-in-Fact

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Shareholders

Avnet, Inc.:

We have audited the accompanying consolidated balance sheets of Avnet, Inc. and subsidiaries (the Company) as of July 3, 2004 and June 27, 2003, and the related consolidated statements of operations, shareholders’ equity, and cash flows for each of the years in the three-year period ended July 3, 2004. In connection with our audits of the consolidated financial statements, we have also audited the financial statement schedule for each of the years in the three-year period ended July 3, 2004, as listed in the accompanying index. These consolidated financial statements and financial statement schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements and financial statement schedule based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Avnet, Inc. and subsidiaries as of July 3, 2004 and June 27, 2003, and the results of their operations and their cash flows for each of the years in the three-year period ended July 3, 2004, in conformity with U.S. generally accepted accounting principles. Also, in our opinion, the related financial statement schedule for each of the years in the three-year period ended July 3, 2004, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

/s/ KPMG LLP

Phoenix, Arizona

August 6, 2004

AVNET, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

	July 3,	June 27,
	2004	2003

	(Thousands, except
	share amounts)
ASSETS
Current assets:
Cash and cash equivalents (Note 1)	$312,667	$395,467
Receivables, less allowances of $78,410 and $84,042, respectively (Note 3)	1,743,962	1,471,806
Inventories	1,364,037	1,097,580
Other	63,320	161,237

Total current assets	3,483,986	3,126,090
Property, plant and equipment, net (Note 5)	187,339	250,412
Goodwill (Note 6)	894,882	857,110
Other assets	297,444	265,939

Total assets	$4,863,651	$4,499,551

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Borrowings due within one year (Note 7)	$160,660	$187,656
Accounts payable	1,099,703	802,039
Accrued expenses and other (Note 8)	384,630	316,355

Total current liabilities	1,644,993	1,306,050
Long-term debt, less due within one year (Note 7)	1,196,160	1,278,399
Other long-term liabilities (Note 10)	69,072	82,580

Total liabilities	2,910,225	2,667,029

Commitments and contingencies (Notes 11 and 13)
Shareholders’ equity (Notes 1 and 12):
Common stock $1.00 par; authorized 300,000,000 shares; issued 120,483,000 shares and 119,555,000 shares, respectively	120,483	119,555
Additional paid-in capital	567,060	568,010
Retained earnings	1,114,789	1,041,892
Cumulative other comprehensive income (Note 4)	151,195	103,207
Treasury stock at cost, 5,695 shares and 11,532 shares, respectively	(101)	(142)

Total shareholders’ equity	1,953,426	1,832,522

Total liabilities and shareholders’ equity	$4,863,651	$4,499,551

See notes to consolidated financial statements

AVNET, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

	Years Ended

	July 3,	June 27,	June 28,
	2004	2003	2002

	(Thousands, except per share amounts)
Sales	$10,244,741	$9,048,442	$8,920,248
Cost of sales (Note 17)	8,879,888	7,833,487	7,697,434

Gross profit	1,364,853	1,214,955	1,222,814
Selling, general and administrative expenses	1,106,988	1,095,461	1,167,776
Restructuring and other charges (Note 17)	55,618	106,765	58,023

Operating income (loss)	202,247	12,729	(2,985)
Other income, net	7,094	26,204	6,755
Interest expense	(94,573)	(104,851)	(124,583)
Debt extinguishment costs (Note 7)	(16,370)	(13,487)	—

Income (loss) before income taxes	98,398	(79,405)	(120,813)
Income tax provision (benefit) (Note 9)	25,501	(33,289)	(36,377)

Income (loss) before cumulative effect of change in accounting principle	72,897	(46,116)	(84,436)
Cumulative effect of change in accounting principle (Note 6)	—	—	(580,495)

Net income (loss)	$72,897	$(46,116)	$(664,931)

Earnings (loss) per share before cumulative effect of change in accounting principle (Note 14):
Basic	$0.61	$(0.39)	$(0.71)

Diluted	$0.60	$(0.39)	$(0.71)

Net earnings (loss) per share (Note 14):
Basic	$0.61	$(0.39)	$(5.61)

Diluted	$0.60	$(0.39)	$(5.61)

Shares used to compute earnings (loss) per share (Note 14):
Basic	120,086	119,456	118,561

Diluted	121,252	119,456	118,561

See notes to consolidated financial statements

AVNET, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY

Years Ended July 3, 2004, June 27, 2003 and June 28, 2002

		Additional		Cumulative Other		Total
	Common	Paid-In	Retained	Comprehensive	Treasury	Shareholders’
	Stock	Capital	Earnings	Income (Loss)	Stock	Equity

	(Thousands, except per share amounts)
Balance, June 29, 2001	$117,840	$542,733	$1,770,645	$(56,297)	$(331)	$2,374,590
Net loss	—	—	(664,931)	—	—	(664,931)
Translation adjustments (Note 4)	—	—	—	101,159	—	101,159
Minimum pension liability adjustment, net of tax of $11,155 (Notes 4 and 15)	—	—	—	(17,050)	—	(17,050)

Comprehensive loss (Note 4)						(580,822)

Dividends, $0.15 per share	—	—	(17,706)	—	—	(17,706)
Stock option and incentive programs, including related tax benefits of $4,217	1,591	26,704	—	—	153	28,448

Balance, June 28, 2002	119,431	569,437	1,088,008	27,812	(178)	1,804,510
Net loss	—	—	(46,116)	—	—	(46,116)
Translation adjustments (Note 4)	—	—	—	98,346	—	98,346
Minimum pension liability adjustment, net of tax of $19,988 (Notes 4 and 15)	—	—	—	(22,951)	—	(22,951)

Comprehensive income (Note 4)						29,279

Stock option and incentive programs, including related tax benefits of $278	124	(1,427)	—	—	36	(1,267)

Balance, June 27, 2003	119,555	568,010	1,041,892	103,207	(142)	1,832,522
Net income	—	—	72,897	—	—	72,897
Translation adjustments (Note 4)	—	—	—	45,470	—	45,470
Minimum pension liability adjustment, net of tax of $1,651 (Notes 4 and 15)	—	—	—	2,518	—	2,518

Comprehensive income (Note 4)						120,885

Eurotronics contingent purchase price (Note 2)	—	(15,000)	—	—	—	(15,000)
Stock option and incentive programs, including related tax benefits of $756	928	14,050	—	—	41	15,019

Balance, July 3, 2004	$120,483	$567,060	$1,114,789	$151,195	$(101)	$1,953,426

See notes to consolidated financial statements

AVNET, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Years Ended

	July 3,	June 27,	June 28,
	2004	2003	2002

	(Thousands)
Cash flows from operating activities:
Net income (loss)	$72,897	$(46,116)	$(664,931)
Cumulative effect of change in accounting principle (Note 6)	—	—	580,495

Net income (loss) before cumulative effect of change in accounting principle	72,897	(46,116)	(84,436)
Non-cash and other reconciling items:
Depreciation and amortization	64,540	88,839	103,879
Deferred taxes (Note 9)	(2,815)	21,606	10,828
Non-cash restructuring and other charges (Note 17)	31,409	55,344	77,961
Other, net (Note 15)	47,649	49,784	43,279

	213,680	169,457	151,511
Changes in (net of effects from business acquisitions and dispositions):
Receivables	(271,311)	140,656	433,863
Inventories	(240,520)	387,081	552,621
Accounts payable	285,386	(120,849)	45,168
Accrued expenses and other, net	77,414	75,533	(206,858)

Net cash flows provided from operating activities	64,649	651,878	976,305

Cash flows from financing activities:
Reduced drawings under accounts receivable securitization program (Note 3)	—	(200,000)	(150,000)
Issuance of notes in public offerings, net of issuance costs (Note 7)	292,500	465,313	394,328
Repayment of notes (Note 7)	(444,245)	(379,197)	(528,969)
Proceeds from (repayment of) commercial paper and bank debt, net	55,974	(285,795)	(517,924)
Payment of other debt, net	(504)	(1,686)	(4,482)
Cash dividends	—	—	(26,546)
Other, net	13,914	(474)	24,225

Net cash flows used for financing activities	(82,361)	(401,839)	(809,368)

Cash flows from investing activities:
Purchases of property, plant and equipment	(28,623)	(34,169)	(87,173)
Cash proceeds from sales of property, plant and equipment	5,229	16,379	3,423
Acquisitions of operations and investments, net (Note 2)	(50,528)	(9,210)	(34,091)

Net cash flows used for investing activities	(73,922)	(27,000)	(117,841)

Effect of exchange rate changes on cash and cash equivalents	8,834	13,194	12,859

Cash and cash equivalents:
— (decrease) increase	(82,800)	236,233	61,955
— at beginning of year	395,467	159,234	97,279

— at end of year	$312,667	$395,467	$159,234

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

      Cash and cash equivalents — The Company considers all highly liquid investments with an original maturity of three months or less to be cash equivalents. At June 27, 2003, cash and cash equivalents include $78,543,000 of cash restricted and held in an escrow account. This escrow balance consisted of a portion of the proceeds from the Company’s issuance in February 2003 of $475,000,000 of 9 3/4% Notes due February 15, 2008, which was subsequently used to repay the remaining principal on the 6.45% Notes due August 15, 2003 and the 8.20% Notes due October 17, 2003 at their respective maturity dates plus interest due through their maturities (see Note 7). There were no remaining balances held in escrow as of July 3, 2004.

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

      Goodwill — Goodwill represents the excess of the purchase price over the fair value of net assets acquired. The Company has no other material identifiable intangible assets besides goodwill. The Company adopted the provisions of the FASB’s Statement of Financial Accounting Standards No. 142 (“SFAS 142”), Goodwill and Other Intangible Assets, effective June 30, 2001, the first day of the Company’s fiscal year 2002. SFAS 142 requires that ratable amortization of goodwill be replaced with periodic tests for goodwill impairment (see Note 6). The Company conducts its periodic test for goodwill impairment annually, on the first day of the fiscal fourth quarter.

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

AVNET, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

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

      No provision for U.S. income taxes has been made for approximately $480,610,000 of cumulative unremitted earnings of foreign subsidiaries at July 3, 2004 because those earnings are expected to be permanently reinvested outside the U.S.

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

      Revenue recognition — Revenue from product sales is recognized in accordance with Securities and Exchange Commission (“SEC”) Staff Accounting Bulletin No. 104 (“SAB 104”), Revenue Recognition. Under SAB 104, revenue from product sales is recognized when persuasive evidence of an arrangement exists, delivery has occurred or services have been rendered, the sales price is fixed or determinable and collectibility is reasonably assured. Generally, these criteria are met upon shipment to customers. Most of the Company’s product sales come from product Avnet purchases from a supplier and holds in inventory. A portion of the Company’s sales are shipments of product directly from its suppliers to its customers. In such circumstances, Avnet negotiates the price with the customer, pays the supplier directly for the product shipped and bears credit risk of collecting payment from its customers. Furthermore, in such drop-shipment arrangements, Avnet bears responsibility for accepting returns of product from the customer even if Avnet, in turn, has a right to return the product to the original supplier if the product is defective. Under these terms, the Company serves as the principal with the customer, as defined under SEC Staff Accounting Bulletin No. 101 and Emerging Issues Task Force Issue No. 99-19 (“EITF 99-19”), Reporting Revenue Gross as a Principal versus Net as an Agent, and therefore recognizes the sale and cost of sale of the product upon receiving notification from the supplier that the product has shipped.

      In addition, the Company has more limited contractual relationships with certain of its customers and suppliers whereby Avnet assumes an agency relationship in the transaction as defined by EITF 99-19. In such arrangements, the Company recognizes the fee associated with serving as an agent in sales with no associated cost of sales.

      Revenues from maintenance contracts are recognized ratably over the life of the contracts, ranging from one to three years. Revenues are recorded net of discounts, rebates and estimated returns.

      Comprehensive income (loss) — Comprehensive income (loss) represents net income (loss) for the year adjusted for changes in shareholders’ equity from non-shareholder sources. Cumulative comprehensive income (loss) items typically include currency translation, valuation adjustments for marketable securities and the impact of the Company’s additional minimum pension liability, net of tax (see Note 4).

      Stock-based compensation — The Company accounts for its stock based compensation plans using the intrinsic value method initially prescribed by Accounting Principles Board Opinion No. 25 (“APB 25”),

AVNET, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Accounting for Stock Issued to Employees. In applying APB 25, no expense is recognized upon grant of stock under the Company’s various stock option plans, except in the rare circumstances where the exercise price is less than the fair market value on the grant date, nor is expense recognized in connection with shares purchased by employees under the Employee Stock Purchase Plan (see Note 12).

      No expense was recognized for options granted under the Company’s various stock option plans as the options granted during the periods presented had exercise prices equal to the market value of the underlying stock on the date of the grants. FASB Statement of Financial Accounting Standards No. 148, Accounting for Stock-Based Compensation – Transition and Disclosure — An Amendment of FASB Statement No. 123, requires certain disclosures of the pro forma impact on net income (loss) and earnings (loss) per share as if a fair value-based method of measuring stock-based compensation, as defined by the FASB’s Statement of Financial Accounting Standards No. 123, Accounting for Stock-Based Compensation, had been applied.

      Reported and pro forma net income (loss) and earnings (loss) per share are as follows:

	Years Ended

	July 3,	June 27,	June 28,
	2004	2003	2002

	(Thousands, except per share amounts)
Net income (loss), as reported	$72,897	$(46,116)	$(664,931)
Less: Fair value impact of employee stock compensation, net of tax	(9,668)	(8,953)	(10,459)

Pro forma net income (loss)	$63,229	$(55,069)	$(675,390)

Earnings (loss) per share:
Basic — as reported	$0.61	$(0.39)	$(5.61)

Basic — pro forma	$0.53	$(0.46)	$(5.70)

Diluted — as reported	$0.60	$(0.39)	$(5.61)

Diluted — pro forma	$0.52	$(0.46)	$(5.70)

      The fair value of the stock options granted is estimated on the date of grant using the Black-Scholes option-pricing model. The weighted average assumptions used and the weighted average estimated fair values of an option granted are as follows:

	Years Ended

	July 3,	June 27,	June 28,
	2004	2003	2002

Expected life (years)	6.1	6.0	6.0
Risk-free interest rate	3.4%	3.2%	4.3%
Volatility	46.9%	41.8%	40.7%
Dividend yield	—	—	0.4%
Weighted average fair value	$9.07	$5.77	$8.34

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

AVNET, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The Company maintains reserves for potential credit losses, but has not experienced any material losses related to individual customers or groups of customers in any particular industry or geographic area.

      Fair value of financial instruments — The carrying amounts of the Company’s financial instruments, including cash and cash equivalents, receivables and accounts payable approximate their fair values at July 3, 2004 due to the short-term nature of these instruments. See Note 7 for further discussion of the fair value of the Company’s fixed rate long-term debt instruments and see Investments in this Note 1 for further discussion of the fair value of the Company’s investments in unconsolidated entities.

      Accounts receivable securitization — The Company has an accounts receivable securitization program whereby the Company may sell receivables in securitization transactions and retain a subordinated interest and servicing rights to those receivables. The Company accounts for the program under the FASB’s Statement of Financial Accounting Standards No. 140 (“SFAS 140”), Accounting for Transfers and Servicing of Financial Assets and Extinguishment of Liabilities. The gain or loss on sales of receivables is determined at the date of transfer based upon the relative fair value of the assets sold and the interests retained. The Company estimates fair value based on the present value of future expected cash flows using management’s best estimates of the key assumptions, including collection period and discount rates (see Note 3).

      Derivative financial instruments — The Company accounts for derivative financial instruments in accordance with the FASB’s Statement of Financial Accounting Standards No. 133 (“SFAS 133”), Accounting for Derivative Instruments and Hedging Activities, as amended by Statement of Financial Accounting Standards No. 138, Accounting for Certain Derivative Instruments and Hedging Activities and Statement of Financial Accounting Standards No. 149, Amendment of Statement 133 on Derivative Instruments and Hedging Activities.

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

      The Company generally does not hedge its investment in its foreign operations nor its floating interest rate exposures. The Company does not enter into derivative financial instruments for trading or speculative purposes and monitors the financial stability and credit standing of its counter parties.

      Fiscal year — The Company operates on a “52/53 week” fiscal year, which ends on the Saturday closest to June 30th (Friday closest to June 30th in fiscal years 2003 and 2002). Fiscal 2004 contained 53 weeks as compared with 52 weeks in fiscal 2003 and 2002. Unless otherwise noted, all references to “fiscal 2004” or any other “year” shall mean the Company’s fiscal year.

      Management estimates — The preparation of financial statements in conformity with U.S. generally accepted accounting principles requires management to make estimates and assumptions that affect certain reported amounts of assets and liabilities, disclosure of contingent assets and liabilities at the date of the

AVNET, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

      Reclassifications — Certain reclassifications have been made to the prior years’ consolidated financial statements and notes thereto to conform to the current year presentation.

      New accounting standards — In December 2003, the FASB issued FASB Interpretation No. 46R (“FIN 46R”), Consolidation of Variable Interest Entities, which is a revised Interpretation clarifying some of the provisions of the original Interpretation No. 46 issued in January 2003. FIN 46R requires the consolidation of variable interest entities (“VIEs”), as defined, based upon an assessment of a company’s investment interests in the VIE as it relates to the interests of other investors in the VIE. FIN 46R also includes certain disclosure requirements related to any VIEs. The application of FIN 46R is required for any VIEs or potential VIEs commonly referred to as special-purpose entities for periods ending after December 15, 2003. Application for all other types of VIEs is required in financial statements for periods ending after March 15, 2004. The adoption of FIN 46R did not have a material impact on the Company’s consolidated financial statements.

      In December 2003, the FASB revised Statement of Financial Accounting Standards No. 132 (“SFAS 132”), Employers’ Disclosures about Pensions and Other Postretirement Benefits. The revised SFAS 132 requires additional disclosures about plan assets, benefit obligations, cash flows, benefit costs and other relevant information related to pensions and other postretirement benefits. The disclosure requirements of the revised SFAS 132 are effective for the Company for the fiscal year ended July 3, 2004 and such disclosures are included in this filing (see Note 10).

2.	Acquisitions and Dispositions:

      During the last three fiscal years, the Company has completed one acquisition — the Gamma Optronik AB acquisition completed during fiscal 2002. During the last three fiscal years, the Company has also acquired remaining minority interests in certain majority-owned subsidiaries in addition to completing certain contingent purchase price payments associated with businesses acquired in previous years.

      During fiscal 2004, the Company completed a contingent purchase price payment associated with its January 2000 acquisition of 84% of the stock of Eurotronics B.V., which went to market as SEI. The share purchase agreement for this acquisition called for an additional payment of cash or common stock of the Company if the Company’s share price did not reach $45.25 per share by January 2004. As a result, during the fourth quarter of fiscal 2004, the Company paid, in cash, the sum of $48,930,000 as settlement of the Company’s final obligation from this acquisition. This payment resulted in an addition to goodwill of $33,930,000 and a reduction of additional paid-in capital of $15,000,000, based upon an initial estimate of the fair value of the stock guarantee incorporated into the purchase price accounting at the time of the Eurotronics B.V. acquisition. During fiscal 2004, the Company also acquired the interest of a 9% minority shareholder in the Company’s majority-owned Brazilian subsidiary, Avnet do Brasil, LTDA, as well as making contingent purchase price payments associated with certain companies acquired in prior years. The acquisition of minority interests and contingent purchase price payments discussed above required a total investment of $50,528,000, all of which was paid in cash.

      During fiscal 2003, the Company acquired the remaining 40% interest in Max India Ltd. as well as remaining minority interests in various Israeli subsidiaries. The Company also completed contingent purchase price payments associated with companies acquired in previous years including Sunrise Technology Ltd. and Avnet Italy. The acquisitions of these remaining minority interests and the contingent purchase price payments required a total investment of $9,210,000, all of which was paid in cash.

      Also during fiscal 2003, the Company and the seller of the European operations of the VEBA Electronics Group (acquired by the Company in fiscal 2001) resolved certain purchase price contingencies related to this

AVNET, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

acquisition. This resolution resulted in a refund to Avnet, totaling approximately $6,486,000, of a portion of the amount paid by Avnet at the closing of the acquisition. The refunded purchase price was recorded as a reduction of operating expenses in the fiscal 2003 consolidated statement of operations as the goodwill related to the VEBA Electronics Group had been written off as a result of the transition impairment test performed upon the adoption of SFAS 142 (see Note 6).

      In fiscal 2002, the Company completed the acquisition of Gamma Optronik AB, as well as certain contingent purchase price payments associated with businesses acquired in prior fiscal years (principally, Sunrise Technology Ltd., RDT Technologies Ltd., PCD Italia S.r.l. and Matica S.p.A. and Savoir Technology Group, Inc.), the acquisition of the remaining 20% interest in Kopp Electronics Limited and further investment in an unconsolidated business. These transactions required a total investment of $34,091,000 (net of $1,462,000 of cash on the books of Gamma Optronik AB at its acquisition date), all of which was paid in cash. Gamma Optronik AB had sales totaling approximately $7,534,000 during its fiscal year immediately preceding its acquisition. The historical results of operations of the acquired company would not have had a material effect on the Company’s consolidated results of operations and therefore no unaudited pro forma results are presented herein.

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

      The Program qualifies for sale treatment under SFAS 140. As of July 3, 2004 and June 27, 2003, the Company had no drawings outstanding under the Program and therefore there are no securitized accounts receivable held by the third party conduits. Cash outflows for reduced drawings under the Program in the consolidated statements of cash flows for fiscal 2003 and 2002 reflect the impact of a lower amount of accounts receivable being sold, on a revolving basis, into the third party conduits during those fiscal years.

Expenses associated with the Program are as follows:

	Years Ended

	July 3,	June 27,	June 28,
	2004	2003	2002

	(Thousands)
Losses on sales of receivables and discount on retained interest, net of servicing revenues	$52	$1,244	$8,511
Program, facility and professional fees	2,358	1,864	1,619

Total	$2,410	$3,108	$10,130

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

AVNET, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

      The Program agreement requires the Company to maintain minimum senior unsecured credit ratings in order to continue utilizing the Program in its current form. These minimum ratings triggers are Ba3 by Moody’s Investor Services or BB- by Standard & Poors. The term of the current Program agreement extends to August 2005.

4.	Comprehensive Income (Loss):

      The following table illustrates the cumulative balances of comprehensive income (loss) items at July 3, 2004, June 27, 2003 and June 28, 2002:

	July 3,	June 27,	June 28,
	2004	2003	2002

	(Thousands)
Cumulative translation adjustments, net	$188,678	$143,208	$44,862
Cumulative minimum pension liability adjustments, net	(37,483)	(40,001)	(17,050)

Total	$151,195	$103,207	$27,812

5.	Property, Plant and Equipment, Net:

      Property, plant and equipment are recorded at cost and consist of the following:

	July 3,	June 27,
	2004	2003

	(Thousands)
Land	$5,126	$5,648
Buildings	76,098	78,689
Machinery, fixtures and equipment	480,613	542,030
Leasehold improvements	34,073	34,299

	595,910	660,666
Less — accumulated depreciation and amortization	408,571	410,254

	$187,339	$250,412

      Depreciation and amortization expense related to property, plant and equipment was $58,644,000, $80,338,000 and $93,121,000 in fiscal 2004, 2003 and 2002, respectively.

6.	Goodwill and Impairment:

      The amortization of goodwill was suspended effective with the beginning of fiscal 2002, the date the Company adopted the provisions of SFAS 142. Under the transitional provisions of SFAS 142, the Company identified and evaluated its reporting units for impairment of goodwill as of June 30, 2001 using a two-step process. The Company engaged an outside valuation consultant to assist in this process. The first step was to ascertain whether there was an indication that any of the Company’s goodwill was impaired. This was accomplished by identifying the Company’s reporting units pursuant to the guidelines set out in SFAS 142 and then determining the carrying value of each of those reporting units by assigning the Company’s assets and liabilities, including existing goodwill, to each of those reporting units as of June 30, 2001. For the purpose of this process, the reporting unit structure was defined as each of the three regional businesses (Americas, EMEA and Asia) within each of the Company’s operating groups. The fair value of each reporting unit was determined by using a combination of present value and multiple of earnings valuation techniques. Such fair value was then compared with the carrying value of each reporting unit. As a result of completing the first step of this process, it was determined that there was an impairment of goodwill related to the Avnet Electronics

AVNET, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Marketing (“EM”) and Avnet Technology Solutions (“TS”) operations in both EMEA and Asia. The Company identified no impairment of goodwill in the Americas region. In the second step of the process, the implied fair value of the affected reporting unit’s goodwill was compared with its carrying value. This was done in order to determine the amount of impairment; that is, the amount by which the carrying amount exceeded the fair value. As a result, the Company recorded an impairment charge of $580,495,000, which was recorded as a cumulative effect of a change in accounting principle in fiscal 2002.

      The magnitude of the transition impairment charge was significantly impacted by the timing of the effective date of when the fair value analysis was performed and the designation of the reporting unit structure. Since the Company adopted SFAS 142 on June 30, 2001, the Company was required to complete the fair value analysis as of that date. Due to the difficult business and economic conditions at that date, which severely impacted the market sectors in which the Company operates, and the uncertainty as to when such conditions would materially improve, the fair value of the Company’s businesses was significantly less than it might have been at other times. In other words, in a cyclical business, the timing of a valuation such as this may be an important factor in the outcome of the valuation exercise. The reporting units with the most significant impairment of goodwill were in Europe where the Company had not yet generated an acceptable level of profits and cash flows. In addition, the defined reporting unit structure resulted in an impairment of goodwill which included goodwill related to certain recent acquisitions that otherwise might not have been impaired.

      The Company’s annual impairment tests in fiscal 2004, 2003 and 2002 yielded no additional impairments to the carrying value of the Company’s goodwill.

      The following table presents the carrying amount of goodwill, by reportable segment, for the periods presented:

	Avnet	Avnet
	Electronics	Technology
	Marketing	Solutions	Total

	(Thousands)
Carrying value at June 28, 2002	$591,398	$253,199	$844,597
Additions	9,540	—	9,540
Foreign currency translation	298	2,675	2,973

Carrying value at June 27, 2003	601,236	255,874	857,110
Additions	35,652	—	35,652
Foreign currency translation	286	1,834	2,120

Carrying value at July 3, 2004	$637,174	$257,708	$894,882

      Additions during fiscal 2004 related primarily to the contingent purchase price payment for Eurotronics B.V. and other prior year acquisitions as well as acquisitions of minority interests (see Note 2).

AVNET, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

7.	External Financing:

      Short-term debt consists of the following:

	July 3,	June 27,
	2004	2003

	(Thousands)
Bank credit facilities	$70,096	$11,834
6.45% Notes due August 15, 2003	—	40,859
8.20% Notes due October 17, 2003	—	29,944
6 7/8% Notes due March 15, 2004	—	100,000
4.5% Convertible Notes due September 1, 2004	2,956	3,031
7 7/8% Notes due February 15, 2005	86,633	—
Other debt due within one year	975	1,988

Short-term debt	$160,660	$187,656

      The bank credit facilities indicated above consist of various committed and uncommitted lines of credit with financial institutions utilized primarily to support the working capital requirements of foreign operations. The weighted average interest rates on the bank credit facilities at July 3, 2004 and June 27, 2003 were 2.5% and 4.7%, respectively.

      As of its acquisition of Kent Electronics Corporation (“Kent”) on June 8, 2001, Avnet assumed Kent’s 4.5% Convertible Notes due September 1, 2004 (the “Notes”). During fiscal 2002, virtually all holders of the Notes exercised their “put” options by selling the Notes back to the Company. During fiscal 2004, the Company repaid in cash $75,000 of the Notes. As of July 3, 2004, $2,956,000 in Notes remain outstanding. The Company has the right to redeem all remaining Notes outstanding upon 30-day prior notice.

      Long-term debt consists of the following:

	July 3,	June 27,
	2004	2003

	(Thousands)
7 7/8% Notes due February 15, 2005	$—	$360,000
8.00% Notes due November 15, 2006	400,000	400,000
9 3/4% Notes due February 15, 2008	475,000	475,000
2% Convertible Senior Debentures due March 15, 2034	300,000	—
Other long-term debt	7,597	7,237

Subtotal	1,182,597	1,242,237
Fair value adjustment for hedged 8.00% and 9 3/4% Notes	13,563	36,162

Long-term debt	$1,196,160	$1,278,399

      In June 2004, the Company entered into an unsecured, three-year $350 million credit facility with a syndicate of banks led by Banc of America Securities LLC and ABN AMRO Incorporated (the “Credit Facility”). The Company may select from various interest rate options, currencies and maturities under the Credit Facility. There were no borrowings under the Credit Facility as of July 3, 2004.

      The Credit Facility contains certain covenants with various limitations on debt incurrence, dividends, investments and capital expenditures and also includes financial covenants requiring the Company to maintain minimum interest coverage and leverage ratios, as defined. The Company was in compliance with all covenants of the Credit Facility as of July 3, 2004.

AVNET, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

      In March 2004, the Company issued $300,000,000 of 2% Convertible Senior Debentures due March 15, 2034 (the “Debentures”). The Debentures are convertible into Avnet common stock at a rate of 29.5516 shares of common stock per $1,000 principal amount of Debentures. The Debentures are only convertible under certain circumstances, including if: (i) the closing price of the Company’s common stock reaches $45.68 per share (subject to adjustment in certain circumstances) for a specified period of time; (ii) the average trading price of the Debentures falls below a certain percentage of the conversion value per Debenture for a specified period of time; (iii) the Company calls the Debentures for redemption; or (iv) certain corporate transactions, as defined, occur. Upon conversion, the Company has the right to deliver to the holder cash or a combination of cash and common stock, in lieu of solely common stock. The Company may redeem some or all of the Debentures for cash any time on or after March 20, 2009 at the Debentures’ full principal amount plus accrued and unpaid interest, if any. Holders of the Debentures may require the Company to purchase, in cash, all or a portion of the Debentures on March 15, 2009, 2014, 2019, 2024 and 2029, or upon a fundamental change, as defined, at the Debentures’ full principal amount plus accrued and unpaid interest, if any.

      The proceeds from the issuance of the Debentures, net of underwriting fees, were $292,500,000. The Company used these proceeds to fund the tender and purchase of $273,367,000 of its 7 7/8% Notes due February 15, 2005. The Company incurred debt extinguishment costs of $16,370,000 pre-tax, $14,215,000 after-tax and $0.12 per share on a diluted basis during fiscal 2004 related primarily to premiums and other transaction costs associated with this tender.

      During fiscal 2004, the Company also repaid in cash the $100,000,000 of 6 7/8% Notes that matured on March 15, 2004.

      In February 2003, the Company used the proceeds of $465,313,000, net of underwriting fees, from the issuance in that month of the Company’s $475,000,000 of 9 3/4% Notes due February 15, 2008 (the “9 3/4% Notes”) to redeem $159,141,000 of its 6.45% Notes due August 15, 2003 (the “6.45% Notes”) and $220,056,000 of its 8.20% Notes due October 17, 2003 (the “8.20% Notes). The excess proceeds after these early redemptions were held in an escrow account and used to repay the remaining principal on the 6.45% Notes and 8.20% Notes at their respective maturity dates plus interest due through their maturities. At June 27, 2003, the balance in this escrow account was $78,543,000. During the third quarter of fiscal 2003, the Company incurred debt extinguishment costs of $13,487,000 pre-tax, $8,152,000 after-tax and $0.07 per share on a diluted basis, related primarily to premiums and other transaction costs associated with the tender and early redemption of the 6.45% Notes and the 8.20% Notes.

      At June 27, 2003, the Company had a multi-year credit facility with a syndicate of banks led by Bank of America that provided up to $350,000,000 in financing that was to mature on October 25, 2004. At June 27, 2003 and during fiscal 2004, there were no outstanding borrowings under this multi-year credit facility. Because the Company did not expect to draw on the facility prior to its October 2004 expiration, the Company terminated the facility in September 2003. The Company wrote-off the remaining unamortized deferred loan costs associated with this facility, which amounted to $4,514,000 as of the date the facility was terminated (see Note 17).

      The Company has two interest rate swaps with a total notional amount of $400,000,000 in order to hedge the change in fair value of the 8.00% Notes due November 15, 2006 (the “8% Notes”) related to fluctuations in interest rates. These contracts are classified as fair value hedges and mature in November 2006. The interest rate swaps modify the Company’s interest rate exposure by effectively converting the fixed rate on the 8% Notes to a floating rate (4.5% at July 3, 2004) based on three-month U.S. LIBOR plus a spread through their maturities. In July 2003, the Company entered into three additional interest rate swaps with a total notional amount of $300,000,000 in order to hedge the change in fair value of the 9 3/4% Notes related to fluctuations in interest rates. These hedges are also classified as fair value hedges and mature in February 2008. These interest rate swaps modify the Company’s interest exposure by effectively converting the fixed

AVNET, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

rate on the 9 3/4% Notes to a floating rate (7.8% at July 3, 2004) based on three-month U.S. LIBOR plus a spread through their maturities. The hedged fixed rate debt and the interest rate swaps are adjusted to current market values through interest expense in the accompanying consolidated statements of operations. The Company accounts for the hedges using the shortcut method as defined under SFAS 133, as amended. Due to the effectiveness of the hedges since inception, the market value adjustments for the hedged debt and the interest rate swaps directly offset one another. The fair value of the interest rate swaps at July 3, 2004 and June 27, 2003 was $13,563,000 and $36,162,000, respectively, and is included in other long-term assets in the accompanying consolidated balance sheets. Additionally, included in long-term debt is a comparable fair value adjustment increasing the total liability by these same amounts.

      The Company had total borrowing capacity of $700,000,000 at July 3, 2004 under the Credit Facility and the asset securitization program (see Note 3), against which $18,920,000 in letters of credit were issued under the Credit Facility as of July 3, 2004, resulting in $681,080,000 of net availability. Although these issued letters of credit are not actually drawn upon at July 3, 2004, they utilize borrowing capacity under the Credit Facility and are considered in the overall borrowing capacity noted above.

      Aggregate debt maturities for 2005 through 2009 and thereafter are as follows (in thousands):

2005	$160,660
2006	833
2007	400,000
2008	475,853
2009	908
Thereafter	305,003

Total debt	$1,343,257

      At July 3, 2004, the fair value, generally based upon quoted market prices, of the 4.5% Convertible Notes due September 1, 2004, the 7 7/8% Notes due February 15, 2005 and the 2% Convertible Senior Debentures due March 15, 2034 are $3,017,000, $89,665,000 and $292,500,000, respectively. Additionally, the $175,000,000 of the 9 3/4% Notes that are not covered by the fair value hedge discussed above had a fair value of $198,188,000 at July 3, 2004.

8.	Accrued Expenses and Other:

      Accrued expenses and other consist of the following:

	July 3,	June 27,
	2004	2003

	(Thousands)
Payroll, commissions and related accruals	$130,140	$126,126
Insurance	8,518	11,373
Income taxes	88,936	31,640
Other	157,036	147,216

	$384,630	$316,355

AVNET, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

9.	Income Taxes:

      The components of the provision for (benefit from) income taxes are indicated in the table below. The tax provision (benefit) for deferred income taxes results from temporary differences arising principally from inventory valuation, accounts receivable valuation, net operating losses related to foreign operations, certain accruals and depreciation, net of any changes to the valuation allowance.

	Years Ended

	July 3,	June 27,	June 28,
	2004	2003	2002

	(Thousands)
Current:
Federal	$861	$(60,425)	$(77,608)
State and local	572	(7,855)	(10,396)
Foreign	26,883	13,385	40,799

Total current taxes	28,316	(54,895)	(47,205)

Deferred:
Federal	(8,835)	18,607	25,595
State and local	(1,720)	2,419	6,193
Foreign	7,740	580	(20,960)

Total deferred taxes	(2,815)	21,606	10,828

Provision for (benefit from) income taxes	$25,501	$(33,289)	$(36,377)

      The provision for (benefit from) income taxes noted above is computed based upon the split of income (loss) before income taxes from U.S. and foreign operations. U.S. income (loss) before income taxes was $13,682,000, ($78,485,000) and ($100,708,000) and foreign income (loss) before income taxes was $84,716,000, ($920,000), and ($20,105,000), in fiscal 2004, 2003 and 2002, respectively.

      A reconciliation between the federal statutory tax rate and the effective tax rate is as follows:

	Years Ended

	July 3,	June 27,	June 28,
	2004	2003	2002

Federal statutory rate	35.0%	(35.0)%	(35.0)%
State and local income taxes, net of federal benefit	(1.1)	(4.5)	(2.8)
Impairment of investments in unconsolidated entities (Note 17)	—	0.7	10.2
Foreign tax rates, including impact of valuation allowances	(8.9)	(4.1)	(3.3)
Other, net	0.9	1.0	0.8

Effective tax rate	25.9%	(41.9)%	(30.1)%

      Foreign tax rates generally consist of the impact of the difference between foreign and federal statutory rates applied to foreign income (losses) and also include the impact of valuation allowances placed against the Company’s otherwise realizable foreign loss carry-forwards. The additional valuation allowances recorded during fiscal 2004 and 2003 are substantially offset by tax benefits related to certain foreign losses that are deductible in the United States. The Company determines its valuation allowance through an evaluation of relevant factors used to assess the likelihood of recoverability of the Company’s deferred tax assets.

AVNET, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

      The significant components of deferred tax assets and liabilities, included primarily in other long-term assets on the consolidated balance sheets, are as follows:

	July 3,	June 27,
	2004	2003

	(Thousands)
Deferred tax assets:
Inventory valuation	$12,060	$25,370
Accounts receivable valuation	16,845	18,963
Federal, state and foreign tax loss carry-forwards	328,678	218,217
Various accrued liabilities and other	57,102	78,682

	414,685	341,232
Less — valuation allowance	(174,090)	(148,382)

	240,595	192,850
Deferred tax liabilities:
Depreciation and amortization of property, plant and equipment	7,544	9,051

Net deferred tax assets	$233,051	$183,799

      As of July 3, 2004, the Company had foreign net operating loss carryforwards of approximately $781,531,000, approximately $153,535,000 of which have expiration dates ranging from fiscal 2005 to 2019 and the remaining $627,996,000 of which have no expiration date. The Company also had U.S. federal net operating loss carryforwards of approximately $69,470,000 as of July 3, 2004, which expire in fiscal 2024.

10.	Pension and Profit Sharing Plans:

Pension Plan

      The Company’s noncontributory defined benefit pension plan (the “Plan”) covers substantially all domestic employees. Employees are eligible to participate in the Plan following the first year of service with at least 1,000 hours worked. The Plan provides defined benefits pursuant to a cash balance feature whereby a participant accumulates a benefit based upon a percentage of current salary, which varies with age, and interest credits. The Company uses June 30 as the measurement date for determining pension benefits for each fiscal year.

AVNET, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

      The following tables outline changes in benefit obligations, plan assets and the funded status of the Plan as of the end of fiscal 2004 and 2003:

	July 3,	June 27,
	2004	2003

	(Thousands)
Changes in benefit obligations:
Benefit obligations at beginning of year	$215,344	$175,902
Service cost	14,295	12,021
Interest cost	12,990	12,151
Actuarial (gain) loss	(5,542)	30,967
Benefits paid	(14,279)	(15,697)

Benefit obligations at end of year	$222,808	$215,344

Change in plan assets:
Fair value of plan assets at beginning of year	$132,764	$141,130
Actual return on plan assets	14,984	4,872
Benefits paid	(14,279)	(15,697)
Contributions	20,648	2,459

Fair value of plan assets at end of year	$154,117	$132,764

Information on funded status of plan and the amount recognized:
Funded status of the plan	$(68,691)	$(82,580)
Unrecognized net actuarial loss	67,281	72,153
Unamortized prior service credit	(687)	(1,008)

Accrued pension cost recognized in the consolidated balance sheets	$(2,097)	$(11,435)

Pre-tax additional minimum pension liability recognized in comprehensive income	$(66,594)	$(71,145)

      Weighted average assumptions used to calculate actuarial present values of benefit obligations are as follows:

	2004	2003

Discount rate	6.50%	6.25%

      Under the cash balance plan, service costs are based solely on current year salary levels; therefore, projected salary increases are not taken into account.

      Weighted average assumptions used to determine net benefit costs are as follows:

	2004	2003

Discount rate	6.25%	7.25%
Expected return on plan assets	9.00	9.50

AVNET, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

      Components of net periodic pension costs during the last three years are as follows:

	Years Ended

	July 3,	June 27,	June 28,
	2004	2003	2002

	(Thousands)
Service cost	$14,295	$12,021	$11,647
Interest cost	12,990	12,151	12,043
Expected return on plan assets	(16,389)	(16,524)	(17,043)
Recognized net actuarial (gain) loss	734	—	—
Amortization of prior service credit	(321)	(321)	(321)

Net periodic pension cost	$11,309	$7,327	$6,326

      The Company expects to make contributions to the Plan of approximately $13,330,000 during fiscal 2005. The Company may make additional voluntary contributions to the Plan during fiscal 2005. Benefit payments are expected to be paid to participants as follows for the next five fiscal years and the aggregate for the five years thereafter (in thousands):

2005	$13,024
2006	12,881
2007	12,977
2008	14,353
2009	16,338
2010 through 2014	110,690

      The Plan’s assets are held in trust and were allocated as follows as of the June 30 measurement date for fiscal 2004 and 2003:

	2004	2003

Equity securities	59%	56%
Debt securities	34	38
Other investments, primarily money market funds	7	6

      The general investment objectives of the Plan are to maximize returns through a diversified investment portfolio in order to earn annualized returns that meet the long-term cost of funding the Plan’s pension obligations while maintaining reasonable and prudent levels of risk. The target rate of return on Plan assets is currently 9.0%, which represents the average rate of earnings expected on the funds invested or to be invested to provide for the benefits included in the benefit obligation. This assumption has been determined by combining expectations regarding future rates of return for the investment portfolio along with the historical and expected distribution of investments by asset class and the historical rates of return for each of those asset classes. The mix of equity securities is typically diversified to obtain a blend of domestic and international investments covering multiple industries. The Plan assets do not include any material investments in Avnet common stock. The Plan’s investments in debt securities are also diversified across both public and private fixed income portfolios. The Company’s current target allocation for the investment portfolio is for equity securities to represent approximately 70% of the portfolio with a policy for minimum investment in equity securities of 56% of the portfolio and a maximum of 88%. The majority of the remaining portfolio of investments are to be invested in fixed income securities.

      Not included in the above tabulations and discussion are pension plans primarily of certain non-U.S. subsidiaries, which are not material.

AVNET, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

401(k) Plan

      The Company has a 401(k) plan that covers substantially all domestic employees. Employees are eligible to participate in the 401(k) plan on the first month after completing 90 days of service. The expense, including matching contributions, relating to the 401(k) plan for fiscal 2004 and 2003 totaled $1,819,000 and $276,000, respectively. During fiscal 2002, the Company did not make any matching contributions and expenses associated with the 401(k) plan were $23,000.

11.	Long-term Leases:

      The Company leases many of its operating facilities and is also committed under lease agreements for transportation and operating equipment. Rent expense charged to operations during the last three years is as follows:

	Years Ended

	July 3,	June 27,	June 28,
	2004	2003	2002

	(Thousands)
Buildings	$41,043	$42,775	$43,506
Equipment	5,462	5,589	5,864

	$46,505	$48,364	$49,370

      The aggregate future minimum operating lease commitments, principally for buildings, in 2005 through 2009 and thereafter (through 2014), are as follows (in thousands):

2005	$46,689
2006	35,935
2007	27,508
2008	20,119
2009	14,992
Thereafter	32,331

Total	$177,574

12.	Stock-based Compensation Plans:

Stock Option Plans:

      In November 2003, the Company’s shareholders approved the 2003 Stock Compensation Plan (the “2003 Plan”) and in January 2004, the Company registered 6,000,000 shares for grant under the 2003 Plan. The entire 6,000,000 shares can be utilized to satisfy stock option exercises and no more than 2,000,000 of the shares can be utilized for restricted stock awards.

AVNET, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

      The Company has five stock option plans with shares available for grant at July 3, 2004:

	Plan

	1995	1996	1997	1999	2003

Minimum exercise price as a percentage of fair market value at date of grant	85%	100%	85%	85%	85%
Plan termination date	August 31, 2005	December 31, 2006	November 19, 2007	November 21, 2009	September 18, 2013
Shares available for grant at July 3, 2004	417,000	87,963	9,750	102,838	5,675,000

      As applicable, the excess of the fair market value at the date of grant over the exercise price is considered deferred compensation, which is amortized and charged against income as it is earned. The maximum term of options granted under any of the plans is 10 years from the date of grant.

      The following is a summary of the changes in outstanding options for the three years ended July 3, 2004:

	2004		2003		2002

		Weighted		Weighted		Weighted
		Average		Average		Average
		Exercise		Exercise		Exercise
	Shares	Price	Shares	Price	Shares	Price

Outstanding at beginning of year	10,614,722	$21.37	9,555,698	$23.13	10,125,378	$23.20
Granted	1,808,300	18.30	1,798,700	12.84	1,739,675	18.72
Exercised	(888,276)	17.18	(58,524)	9.76	(1,478,805)	17.56
Canceled or expired	(1,521,503)	23.49	(681,152)	24.81	(830,550)	24.78

Outstanding at end of year	10,013,243	20.87	10,614,722	21.37	9,555,698	23.13

Exercisable at end of year	6,031,657	23.12	6,810,029	23.35	5,784,988	24.03

      The following information relates to options outstanding at July 3, 2004:

Options Outstanding				Options Exercisable

			Weighted
		Weighted	Average		Weighted
	Number of	Average	Remaining		Average
	Options	Exercise	Contractual	Number of	Exercise
Range of Exercise Prices	Outstanding	Price	Life	Options	Price

$15.00 and below	1,665,472	$12.82	93 Months	461,023	$12.80
15.00 to 20.00	4,029,038	17.89	85 Months	1,750,981	17.78
20.00 to 25.00	2,304,086	22.91	50 Months	2,080,911	22.86
25.00 to 30.00	1,174,913	28.28	74 Months	907,430	28.25
30.00 to 35.00	631,776	31.66	41 Months	624,746	31.65
35.00 and above	207,958	45.77	39 Months	206,566	45.84

	10,013,243			6,031,657

AVNET, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Employee Stock Purchase Plan:

      In October 1995, the Company implemented the Avnet Employee Stock Purchase Plan (“ESPP”). Under the terms of the ESPP, eligible employees of the Company are offered options to purchase shares of Avnet common stock at a price equal to 85% of the fair market value on the first or last day, whichever is lower, of each monthly offering period. A total of 4,000,000 shares of Avnet common stock have been reserved for sale under the ESPP, including an additional 1,000,000 shares reserved for the ESPP in fiscal 2004. At July 3, 2004, employees had purchased 3,080,329 shares and 919,671 shares were still available for purchase under the ESPP.

Incentive Stock:

      The Company has an Incentive Stock Program wherein a total of 181,655 shares were still available for award at July 3, 2004 based upon operating achievements. Delivery of incentive shares is spread equally over a four-year period and is subject to the employee’s continuance in the Company’s employ. As of July 3, 2004, 23,304 shares previously awarded have not yet been delivered. Compensation expense associated with this program was not material in fiscal 2004, 2003 and 2002. The current program will terminate on December 31, 2004. However, as discussed above, 2,000,000 additional shares registered under the 2003 Plan can be used for restricted stock awards.

Outside Director Stock Bonus Plan:

      The Company has a program whereby non-employee directors are awarded shares equal to $20,000 of Avnet common stock upon their re-election each year, as part of their director compensation package. Directors may elect to receive this compensation in the form of common stock under the Outside Director Stock Bonus Plan or they may elect to defer their compensation to be paid in common stock at a later date. Shares under this plan are issued in January of each year and the number of shares is calculated by dividing $20,000 by the average of the high and low price of Avnet common stock on the first business day of January. As of July 3, 2004, 30,193 shares are reserved for issuance under this plan.

Other Stock-based Compensation Information:

      At July 3, 2004, there were 17,460,617 common shares reserved for stock options (including the ESPP) and incentive stock programs (including the director plan).

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

	Years Ended

	July 3,	June 27,	June 28,
	2004	2003	2002

	(Thousands, except per share data)
Numerator:
Income (loss) before cumulative effect of change in accounting principle	$72,897	$(46,116)	$(84,436)
Cumulative effect of change in accounting principle (Note 6)	—	—	(580,495)

Net income (loss) for basic earnings (loss) per share	72,897	(46,116)	(664,931)
Interest on 4.5% Convertible Notes due September 1, 2004	100	—	—

Net income (loss) for diluted earnings (loss) per share	$72,997	$(46,116)	$(664,931)

Denominator:
Weighted average common shares for basic earnings (loss) per share	120,086	119,456	118,561
Net effect of dilutive stock options and restricted stock awards	1,113	—	—
Net effect of 4.5% Convertible Notes due September 1, 2004	53	—	—

Weighted average common shares for diluted earnings (loss) per share	121,252	119,456	118,561

Basic earnings (loss) per share:
Income (loss) before cumulative effect of change in accounting principle	$0.61	$(0.39)	$(0.71)
Cumulative effect of change in accounting principle	—	—	(4.90)

Net earnings (loss) per basic share	$0.61	$(0.39)	$(5.61)

Diluted earnings (loss) per share:
Income (loss) before cumulative effect of change in accounting principle	$0.60	$(0.39)	$(0.71)
Cumulative effect of change in accounting principle	—	—	(4.90)

Net earnings (loss) per diluted share	$0.60	$(0.39)	$(5.61)

      The 4.5% convertible notes are excluded from the computation of loss per share in fiscal 2003 and 2002 as the effects were antidilutive. Shares issuable upon conversion of the 2% Convertible Debentures are also excluded from the computation of earnings per share for fiscal 2004 because the contingent conditions for their conversion have not been met (see Note 7).

      The effects of certain stock options and restricted stock awards are also excluded from the determination of the weighted average common shares for diluted earnings (loss) per share in each of the periods presented as the effects were antidilutive or the exercise price for the outstanding options exceeded the average market price for the Company’s common stock. Accordingly, in fiscal 2004, the effects of approximately 3,159,000 shares related to stock options are excluded from the computation above, all of which relate to options for which exercise prices were greater than the average market price of the Company’s common stock. In fiscal 2003 and 2002, the effects of approximately 10,682,000 and 9,705,000 shares, respectively, related to

AVNET, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

stock options and restricted stock awards, are excluded from the computation above of which approximately 10,467,000 and 3,891,000, respectively, related to options for which the exercise prices were greater than the average market price of the Company’s common stock (see Note 12 for options outstanding and weighted average exercise prices).

15.	Additional Cash Flow Information:

      Other non-cash and reconciling items consist of the following:

	Years Ended

	July 3,	June 27,	June 28,
	2004	2003	2002

	(Thousands)
Provisions for doubtful accounts	$36,434	$46,664	$32,276
Other, net — primarily net periodic pension cost (Note 10)	11,215	3,120	11,003

Total	$47,649	$49,784	$43,279

      In fiscal 2003 and 2002, the Company recognized through other comprehensive income (loss) additional minimum pension liabilities of $42,939,000 and $28,205,000, respectively, net of the related deferred tax benefit of $19,988,000 and $11,155,000, respectively. In fiscal 2004, the Company reversed through other comprehensive income (loss) a portion of the additional minimum pension liability amounting to $4,169,000 net of the related deferred taxes of $1,651,000. These are non-cash reconciling items. See Note 10 for discussion of the Company’s pension plan.

      Interest and income taxes paid (refunded) during the last three years were as follows:

	Years Ended

	July 3,	June 27,	June 28,
	2004	2003	2002

	(Thousands)
Interest	$105,773	$95,306	$126,945
Income taxes	(59,073)	(195,994)	40,109

16.	Segment Information:

      During the first quarter of fiscal 2004, the Company combined its Avnet Computer Marketing (“CM”) and Avnet Applied Computing (“AC”) operating groups into one computer products and services business called Avnet Technology Solutions (“TS”). This combination was part of the Company’s continued efforts to strengthen its market leadership position, streamline the business and further leverage cost synergies resulting from the combination. In light of the similarities of the logistics operations and related functions of CM and AC, the consolidation of certain of the units’ operating facilities, equipment and processes has yielded cost savings while also stimulating new market opportunities for the combined group.

      As a result of the formation of TS, Avnet Electronics Marketing (“EM”) and TS are the overall segments upon which management primarily evaluates the operations of the Company and upon which it based its operating decisions during fiscal 2004. Therefore, the segment data that follows reflects the two segments subsequent to the formation of TS. Data for fiscal 2003 and 2002 has been restated to present segment data on a consistent basis with fiscal 2004.

      EM markets and sells semiconductors, interconnect, passive and electromechanical devices, and radio frequency/ microwave components. EM markets and sells its products to a diverse customer base spread across end-markets including communications, computer hardware and peripheral, industrial and manufacturing, medical equipment and military and aerospace. EM also offers an array of value-added services to its customers such as supply-chain management, engineering design, inventory replenishment systems, connector and cable assembly and semiconductor programming.

AVNET, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

      TS markets and sells mid- to high-end servers, data storage, software and networking solutions, and the services required to implement these solutions, to the value-added reseller channel and enterprise computing customers. TS also focuses on the worldwide original equipment manufacturers (“OEM”) market for computing technology, system integrators and non-PC OEMs that require embedded systems and solutions including engineering, product prototyping, integration and other value-added services.

	Years Ended

	July 3,	June 27,	June 28,
	2004	2003	2002

	(Millions)
Sales:
Avnet Electronics Marketing	$5,892.4	$4,988.4	$4,841.9
Avnet Technology Solutions	4,352.3	4,060.0	4,078.3

	$10,244.7	$9,048.4	$8,920.2

Operating income (loss):
Avnet Electronics Marketing	$212.5	$101.9	$22.7
Avnet Technology Solutions	98.9	56.2	105.8
Corporate	(53.6)	(38.6)	(51.9)

	257.8	119.5	76.6
Restructuring and Other Charges	(55.6)	(106.8)	(79.6)

	$202.2	$12.7	$(3.0)

Assets:
Avnet Electronics Marketing	$3,489.0	$2,928.8	$2,940.8
Avnet Technology Solutions	1,243.8	1,174.3	1,402.0
Corporate	130.9	396.5	339.1

	$4,863.7	$4,499.6	$4,681.9

Capital expenditures:
Avnet Electronics Marketing	$12.6	$20.2	$56.3
Avnet Technology Solutions	7.2	9.4	22.7
Corporate	8.8	4.6	8.2

	$28.6	$34.2	$87.2

Depreciation & amortization expense:
Avnet Electronics Marketing	$27.8	$44.3	$53.6
Avnet Technology Solutions	11.9	16.9	19.2
Corporate	24.8	27.6	31.1

	$64.5	$88.8	$103.9

Sales, by geographic area, are as follows:
Americas	$5,409.6	$5,028.7	$5,346.3
EMEA (Europe, Middle East and Africa)	3,380.2	2,997.1	2,874.4
Asia/ Pacific	1,454.9	1,022.6	699.5

	$10,244.7	$9,048.4	$8,920.2

Assets, by geographic area, are as follows:
Americas	$2,457.7	$2,616.6	$2,892.4
EMEA (Europe, Middle East and Africa)	1,853.8	1,461.3	1,444.0
Asia/ Pacific	552.2	421.7	345.5

	$4,863.7	$4,499.6	$4,681.9

AVNET, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

      The Company manages its business based upon the operating results of its two operating groups before restructuring and other charges (see Note 17). In each of the three years presented above, approximate unallocated pre-tax restructuring and other charges related to EM and TS, respectively, were: $19,446,000 and $29,920,000 in fiscal 2004; $84,238,000 and $21,315,000 in fiscal 2003; and $12,811,000 and $32,527,000 in fiscal 2002. The remaining restructuring and other charges in each year relate to corporate activities.

      Beginning in fiscal 2003, the Company has allocated its goodwill remaining after the transition impairment charge recorded in accordance with the adoption of SFAS 142 (see Note 6) to the applicable unit level in order to better evaluate and measure performance of its unit and segment operations. Asset balances by group and by geography in fiscal 2002 have been reclassified to present this prior year on a consistent basis.

17.	Restructuring and Other Charges:

      Over the course of the past three years, the Company recorded a number of restructuring and integration charges which generally related either to the reorganization of operations in each of the three major regions of the world in which the Company operates, charges stemming from the acquisition and integration of newly acquired businesses. During that period, the Company has also recorded other charges, generally taken in response to business conditions at the time of the charge, including impairments recorded to certain of its Internet-related investments. The following table summarizes these charges for the past three years, including activity in the related accrued liability and reserve accounts subsequent to initially recording the charge:

	Severance	Facility	IT-Related		Impairment of
	Costs	Exit Costs	Costs	Other	Investments	Total

Balance at June 29, 2001	$20,266	$26,631	$—	$13,156	$—	$60,053
2002 activity	13,712	15,863	—	13,871	36,177	79,623
Amounts utilized	(27,208)	(21,467)	—	(24,115)	(36,177)	(108,967)

Balance at June 28, 2002	6,770	21,027	—	2,912	—	30,709
2003 activity	27,476	38,132	47,762	—	—	113,370
Amounts utilized	(28,882)	(24,891)	(46,199)	(1,320)	—	(101,292)
Adjustments	(462)	(2,761)	(850)	(945)	—	(5,018)
Other, principally foreign currency translation	2,332	5,401	29	—	—	7,762

Balance at June 27, 2003	7,234	36,908	742	647	—	45,531
2004 activity	14,691	15,643	19,759	5,525	—	55,618
Amounts utilized	(18,235)	(32,411)	(19,351)	(5,624)	—	(75,621)
Adjustments	(1,043)	1,164	(210)	—	—	(89)
Other, principally foreign currency translation	381	1,041	(68)	—	—	1,354

Balance at July 3, 2004	$3,028	$22,345	$872	$548	$—	$26,793

      Total amounts utilized in fiscal 2004, 2003 and 2002 consist of cash payments of $44,212,000, $45,948,000 and $47,043,000, respectively and non-cash write-downs of $31,409,000, $55,344,000 and $77,961,000, respectively. Additionally, fiscal 2002 amounts utilized include $16,037,000 in cash recoveries of prior year acquisition integration costs discussed more fully below.

      During the first and second quarters of fiscal 2004, the Company executed certain restructuring and cost reduction initiatives designed to continue improving the profitability of the Company. These actions can generally be broken into three categories: (1) the combination of CM and AC as discussed in Note 16; (2) the reorganization of the Company’s global IT resources, which had previously been administered

AVNET, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

generally on a separate basis within each of the Company’s operating groups; and (3) various other reductions within EM and certain centralized support functions.

      Restructuring and other charges incurred during the first quarter of fiscal 2004 totaled $32,153,000 pre-tax and $22,186,000 after-tax, or $0.18 per diluted share. The pre-tax charge consisted of severance costs ($9,393,000), charges related to consolidation of selected facilities ($10,848,000), write-downs of certain capitalized IT-related initiatives ($6,909,000) and other items, consisting primarily of the write-off of the remaining unamortized deferred loan costs associated with the Company’s multi-year credit facility terminated in September 2003 as discussed in Note 7 ($5,003,000).

      Severance costs resulted from workforce reductions of approximately 400 personnel completed during the first quarter, primarily in executive, support and other non-customer facing functions in the Americas and EMEA regions. Management also identified a number of facilities for consolidation primarily in the Americas and EMEA regions. These facilities generally related to certain logistics and warehousing operations as well as certain administrative facilities across both operating groups and at the corporate level. The charges related to reserves for remaining non-cancelable lease obligations and write-downs to fair market value of owned assets located in these facilities that have been vacated. Management also evaluated and elected to discontinue a number of IT-related initiatives that, in light of recent business restructurings, no longer met the Company’s return on investment standards for continued use or deployment. These charges related to write-offs of capitalized hardware and software.

      Restructuring charges incurred during the second quarter of fiscal 2004 totaled $23,465,000 pre-tax, $16,351,000 after-tax, or $0.14 per diluted share. The charges consisted of severance costs ($5,298,000), charges related to write-downs of owned assets and consolidation of selected facilities ($4,795,000), write-downs of certain capitalized IT-related initiatives ($12,850,000) and other items ($522,000).

      Severance charges related to workforce reductions of approximately 120 personnel, the majority of whom staffed warehousing, administrative and support functions primarily for facilities within TS EMEA operations that were identified for consolidation as part of the combination of CM and AC. A smaller portion of these charges also impacted operations in the Americas. The combination of CM and AC in EMEA also led to charges related to reserves for remaining non-cancelable lease obligations and write-downs to fair market value of owned assets located in the facilities that were vacated. The facilities primarily served in warehousing and administrative capacities. Management also evaluated and elected to discontinue a number of IT-related initiatives similar to the decisions also reached in the first quarter of fiscal 2004 as discussed above. These charges related to the write-off of capitalized hardware and software. Lastly, the Company’s efforts to combine CM and AC in EMEA resulted in the decision to merge the former CM EMEA operations onto the computer systems that have historically been used in the AC EMEA business. The change in the use of this significant asset of CM EMEA generated a need to analyze the group of long-lived assets within the former CM EMEA operations for impairment. As a result of this analysis, the Company recorded an impairment charge to write-down certain long-lived assets to their estimated fair market values. This charge, totaling $9,430,000, of which $4,228,000 relates to the CM EMEA computer systems, is included in the facilities and IT-related charges discussed above.

      During the fourth quarter of fiscal 2004, as part of management’s ongoing analysis of the reserves for various restructuring activities, the Company recorded adjustments to certain of its remaining reserves. The adjustments occurred primarily in the Company’s EM and TS operations in EMEA and related to adjustments to reduce excess severance reserves based upon revised estimates of statutorily required payouts and recording of additional charges related to leased facilities due to modifications to sublease and termination assumptions based upon ongoing market conditions. The Company also negotiated a favorable buyout of a hardware and software maintenance contract, which resulted in the reversal of certain IT-related reserves. These adjustments are reflected on the “Adjustments” line item in the above table for fiscal 2004.

AVNET, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

      The combined charges recorded during fiscal 2004 totaled $55,618,000 pre-tax and $38,537,000 after-tax, or $0.32 per diluted share.

      During the second quarter of fiscal 2003, the Company executed certain actions as part of its cost reduction initiatives and, accordingly, recorded charges totaling $106,765,000 pre-tax, $65,750,000 after tax, or $0.55 per diluted share. The charge consisted of severance costs ($21,700,000 pre-tax), charges related to the consolidation of selected facilities ($37,359,000 pre-tax) and charges related to certain IT-related initiatives ($47,706,000 pre-tax).

      These charges included severance costs and charges related to the consolidation of selected facilities, taken in response to the business environment. During the second quarter of fiscal 2003, management identified a number of facilities in each of the Company’s operating groups and its corporate functions, which covered each of the Company’s geographic regions, to be consolidated into other facilities. The facilities were identified in an effort to combine certain logistics and administrative operations wherever possible and eliminate what would otherwise be duplicative costs. The charges related to reserves for remaining non-cancelable lease obligations, write-downs of the carrying value of certain owned facilities to market value and write-downs to fair market value of owned assets located in these leased and owned facilities that were vacated. Additionally, workforce reductions at these and other facilities worldwide resulted in the termination of approximately 750 personnel. The impacted personnel were primarily in non-customer facing positions. The IT-related charges resulted from management’s decision during the second quarter of fiscal 2003 to discontinue a number of IT-related initiatives that represented insufficient benefit to the Company if they were kept in service or continued to be developed. These charges included the write-off of capitalized hardware, software and software licenses.

      During the fourth quarter of fiscal 2003, the Company executed certain additional actions that resulted in charges totaling $6,605,000 pre-tax. The incremental impact of these actions was substantially offset by certain adjustments that the Company recorded, also in the fourth quarter of fiscal 2003, primarily relating to certain of the reserves recorded from the restructuring activity in the second quarter of fiscal 2003. The new charge activity, mostly for severance and consolidation of selected facilities, related to each of the Company’s three operating groups and its corporate functions in the Americas and EMEA regions. The additional census reductions totaled approximately 175 and resulted primarily from: (1) EM’s decision to combine its Cilicon and RF and Microwave sales divisions; and (2) TS’s decision to reduce its participation in certain market segments where profitability of the products in question have not yielded acceptable economic returns to the Company. The fourth quarter adjustments to prior restructuring and other charges reflect changes in estimates from the time the charges and applicable reserves were initially recorded, relating to: (1) reserves for severance and for leases and other contractual commitments that were determined to be excessive during the fourth quarter based upon payments made or still to be made and/or based upon more favorable than anticipated sublease or lease buyout arrangements; and (2) an adjustment, based upon estimated sales price net of costs to sell as derived from current market studies and comparable sales, of a portion of a write-down that was recorded in the second quarter of fiscal 2003 related to an owned facility that was vacated and classified as held for sale during that quarter.

      In the fourth quarter of fiscal 2002, the Company recorded charges representing a write-down in value of certain assets acquired in the fiscal 2001 acquisition of Kent Electronics Corporation (“Kent”) and certain other charges taken in response to business conditions. The charge totaled $79,623,000 pre-tax ($21,600,000 included in cost of sales and the remaining $58,023,000 included as a component of operating expenses) and $62,084,000 after tax, or $0.52 per share on a diluted basis.

      The Kent-related items resulted from the acquisition of Kent being accounted for using the “pooling-of-interests” method of accounting for the acquisition. These items related specifically to assets or obligations that were on the books of Kent at the acquisition and, therefore, under the “pooling-of-interests” method, these items that normally would have been reflected as adjustments to goodwill if the purchase method of

AVNET, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

accounting had been used were instead recorded to the Company’s consolidated statement of operations. These items amounted to $29,734,000 pre-tax and relate primarily to: (1) write-downs to the value of receivables considered uncollectible after the Company had exhausted efforts of collecting these amounts from Kent’s pre-acquisition customers ($8,200,000 pre-tax); (2) excess and obsolete inventory, primarily for customer-specific inventory held by Kent at the acquisition date that was subsequently determined, through ongoing negotiations with the customer, to require a write-down to net realizable value ($21,600,000 pre-tax); and (3) charges to record additional write-downs to approximate fair market value on held-for-sale properties acquired in the Kent acquisition or to record lease reserves for non-cancelable lease obligations on properties the Company committed to exit ($15,971,000 pre-tax); (4) net of approximately $16,037,000 pre-tax in cash recoveries of certain charges recorded as part of the restructuring and integration charges taken in the fourth quarter of 2001. The majority of these acquisition-related charges are included in “other” in the table summarizing the Company’s restructuring activity for the three years ended July 3, 2004.

      The remaining pre-tax charge recorded in the fourth quarter of fiscal 2002, which amounted to $49,889,000, included an impairment charge of $36,177,000 pre-tax to write-down certain of the Company’s investments in unconsolidated Internet-related businesses to their fair market value and $13,712,000 pre-tax for severance charges taken for workforce reductions, primarily in the Americas region, with more limited reductions in EMEA and Asia, totaling approximately 850 individuals. The impairments recorded to the Company’s Internet-related investments are considered capital losses for tax purposes and were therefore only deductible to the extent the Company had available capital gains. At that time, there were no capital gains, available or forecasted in the foreseeable future, to offset these losses. Therefore, the Company generally did not record a tax benefit for these losses.

      As of July 3, 2004, the Company’s total remaining reserves for restructuring and other related activities totaled $26,793,000. Of this balance, $3,028,000 relates to remaining severance reserves, the majority of which the Company expects to utilize by the end of the first quarter of fiscal 2006. Reserves for $22,345,000 relate to reserves for contractual lease commitments, substantially all of which the Company expects to utilize by the end of fiscal 2007. The IT-related and other reserves, which total $1,420,000, relate primarily to remaining contractual commitments, the majority of which the Company expects to utilize by the end of fiscal 2005.

18.	Summary of Quarterly Results (Unaudited):

	First		Second		Third		Fourth
	Quarter		Quarter		Quarter		Quarter	Year

	(Millions, except per share amounts)
2004
Sales	$2,407.7		$2,554.4		$2,639.6		$2,643.0	$10.244.7
Gross profit	309.1		329.2		358.6		368.0	1,364.9
Net income (loss)	(11.4	)(a)	8.9	(b)	26.7	(c)	48.7	72.9	(a)(b)(c)
Diluted earnings (loss) per share	(0.09	)(a)	0.07	(b)	0.22	(c)	0.40	0.60	(a)(b)(c)
2003
Sales	$2,173.9		$2,346.6		$2,340.5		$2,187.4	$9,048.4
Gross profit	297.6		315.6		307.1		294.7	1,215.0
Net income (loss)	(0.5)		(58.6	)(d)	1.5	(e)	11.5	(46.1	)(d)(e)
Diluted earnings (loss) per share	—		(0.49	)(d)	0.01	(e)	0.10	(0.39	)(d)(e)

(a)	Includes the impact of restructuring and other charges recorded in connection with cost cutting initiatives and the combination of the Avnet Computer Marketing (“CM”) and Avnet Applied Computing

AVNET, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

(“AC”) operating groups into one operating group now called Avnet Technology Solutions (“TS”). The charges amounted to $32.2 million pre-tax (all of which was included as part of operating expenses), $22.2 million after-tax and $0.18 per share on a diluted basis for the first quarter and fiscal year 2004. See Note 17.

(b)	Includes the impact of additional restructuring and other charges recorded in connection with cost cutting initiatives and the combination of CM and AC. The charges amounted to $23.4 million pre-tax (all of which was included as part of operating expenses), $16.4 million after-tax and $0.14 per share on a diluted basis for the second quarter and fiscal year 2004. See Note 17.

(c)	Includes the impact of debt extinguishment costs associated with the Company’s cash tender offer completed during the third quarter for $273.4 million of the 7 7/8% Notes due February 15, 2005. These charges amounted to $16.4 million pre-tax, $14.2 million after-tax and $0.12 per share on a diluted basis for the third quarter and fiscal year 2004. See Note 7.

(d)	Includes the impact of restructuring and other charges associated with the Company’s continuing cost reduction initiatives. The charges related to (a) severance for workforce reductions, (b) reserves for non- cancelable lease obligations, write-downs of the carrying value of owned facilities and write-downs of owned assets located in these leased and owned facilities, and (c) costs related to write-offs of certain IT-related initiatives. The charges amounted to $106.8 million pre-tax (all of which is included as part of operating expenses), $65.8 million after-tax and $0.55 per share on a diluted basis for the second quarter and fiscal year 2003. See Note 17.

(e)	Includes the impact of debt extinguishment costs associated with the Company’s cash tender offers and repurchases completed during the third quarter of fiscal 2003 for $159.0 million of its 6.45% Notes due August 15, 2003 and $220.1 million of its 8.20% Notes due October 17, 2003. These charges amounted to $13.5 million pre-tax, $8.2 million after-tax and $0.07 per share on a diluted basis for the third quarter and fiscal year 2003. See Note 7.

SCHEDULE II

AVNET, INC. AND SUBSIDIARIES

VALUATION AND QUALIFYING ACCOUNTS

Years Ended July 3, 2004, June 27, 2003 and June 28, 2002

Column A	Column B	Column C		Column D		Column E

		Additions

	Balance at	Charged to	Charged to			Balance at
	Beginning of	Costs and	Other Accounts-	Deductions-		End of
Description	Period	Expenses	Describe	Describe		Period

	(Thousands)
Fiscal 2004
Allowance for doubtful accounts	$84,042	$36,434	$—	$42,066	(a)	$78,410
Valuation allowance on foreign loss carryforwards (Note 9)	148,382	25,708	—	—		174,090
Fiscal 2003
Allowance for doubtful accounts	99,073	46,664	—	61,695	(a)	84,042
Valuation allowance on foreign loss carryforwards (Note 9)	120,671	27,711	—	—		148,382
Fiscal 2002
Allowance for doubtful accounts	65,204	32,276	977 (b)	13,278	(a)	99,073
			13,894 (c)
Valuation allowance on foreign loss carryforwards (Note 9)	49,783	70,888	—	—		120,671

(a)	Uncollectible accounts written off.

(b)	Recovery of amounts previously written off or reserved.

(c)	Reserves recorded primarily through fiscal 2002 restructuring charges (see Note 17) and subsequently classified as reserves for doubtful accounts in fiscal 2002.

INDEX TO EXHIBITS

Exhibit
Number	Exhibit

3.1	Restated Certificate of Incorporation of the Company (incorporated herein by reference to the Company’s Current Report on Form 8-K dated February 12, 2001, Exhibit 3(i).

3.2	By-laws of the Company, effective November 6, 2003 (incorporated herein by reference to the Company’s Quarterly Report on Form 10-Q dated November 14, 2003 Exhibit 3).

4.1	Indenture dated as of October 1, 2000, between the Registrant and Bank One Trust Company, N.A., as Trustee, providing for the issuance of Debt Securities in one or more series (incorporated herein by reference to the Company’s Current Report on Form 8-K dated January 31, 2003, Exhibit 4.1).

4.2	Officers’ Certificate dated February 4, 2003, providing for the 9 3/4% Notes, including (a) the form of the Notes, and (b) the Pricing Agreement (incorporated herein by reference to the Company’s Current Report on Form 8-K dated January 31, 2003, Exhibit 4.2).

4.3	Indenture dated as of May 5, 2004, by and between the Company and JP Morgan Trust Company, National Association (incorporated herein by reference to the Company’s Current Report on Form 8-K dated March 8, 2004, Exhibit 4.1).

4.4	Officers’ Certificate dated March 5, 2004, establishing the terms of the Debentures (incorporated herein by reference to the Company’s Current Report on Form 8-K dated March 8, 2004, Exhibit 4.2).

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

Executive Compensation Plans and Arrangements

10.1	Employment Agreement dated June 29, 1998 between the Company and David R. Birk (incorporated herein by reference to the Company’s Current Report on Form 8-K dated September 18, 1998, Exhibit 99.3).

10.2	Employment Agreement dated June 29, 1998 between the Company and Raymond Sadowski (incorporated herein by reference to the Company’s Current Report on Form 8-K dated September 18, 1998, Exhibit 99.4).

10.3	Employment Agreement dated April 1, 2000 and Change of Control Agreement between the Company and Andrew S. Bryant (incorporated herein by reference to the Company’s Current Report on Form 8-K dated May 14, 2001, Exhibit 99C).

10.4	Employment Agreement dated May 1, 2000 between the Company and Richard Hamada (incorporated herein by reference to the Company’s Current Report on Form 8-K dated September 26, 2002, Exhibit 10B).

10.5	Employment Agreement dated July 1, 2002 and Change of Control Agreement between the Company and Edward B. Kamins (incorporated herein by reference to the Company’s Current Report on Form 8-K dated September 26, 2002, Exhibit 10C).

10.6	Employment Agreement dated June 29, 2002 between the Company and Roy Vallee (incorporated herein by reference to the Company’s Current Report on Form 8-K dated September 26, 2002, Exhibit 10D).

10.7	Change of Control Agreement dated as of March 1, 2001 between the Company and David R. Birk (incorporated herein by reference to the Company’s Current Report on Form 8-K dated May 14, 2001, Exhibit 99D).

10.8	Change of Control Agreement dated as of March 1, 2001 between the Company and Ray Sadowski (incorporated herein by reference to the Company’s Current Report on Form 8-K dated May 14, 2001, Exhibit 99H).

10.9	Change of Control Agreement dated September 22, 2003 between the Company and Richard Hamada (incorporated herein by reference to the Company’s Quarterly Report on Form 10-Q dated November 14, 2003, Exhibit 10).

Exhibit
Number	Exhibit

10.10	Avnet 1984 Stock Option Plan (incorporated herein by reference to the Company’s Registration Statement on Form S-8, Registration No. 2-96800, Exhibit 4-B).

10.11	Avnet 1988 Stock Option Plan (incorporated herein by reference to the Company’s Registration Statement on Form S-8, Registration No. 33-29475, Exhibit 4-B).

10.12	Avnet 1990 Stock Option Plan (incorporated herein by reference to the Company’s Annual Report on Form 10-K for the fiscal year ended June 30, 1992, Exhibit 10E).

10.13	Avnet 1995 Stock Option Plan (incorporated herein by reference to the Company’s Current Report on Form 8-K dated February 12, 1996, Exhibit 10).

10.14	Avnet 1996 Incentive Stock Option Plan (incorporated herein by reference to the Company’s Registration Statement on Form S-8, Registration No. 333-17271, Exhibit 99).

10.15	Amended and Restated Avnet 1997 Stock Option Plan (incorporated herein by reference to the Company’s Current Report on Form 8-K dated May 6, 1999, Exhibit 10).

10.16	1994 Avnet Incentive Stock Program (incorporated herein by reference to the Company’s Registration Statement on Form S-8, Registration No. 333-00129, Exhibit 99).

10.17	Stock Bonus Plan for Outside Directors (incorporated herein by reference to the Company’s Current Report on Form 8-K dated September 23, 1997, Exhibit 99.2).

10.18	Amendment to Stock Bonus Plan for Outside Directors dated November 8, 2002. Directors (incorporated herein by reference to the Company’s Current Report on Form 8-K dated September 15, 2003 Exhibit 10G).

10.19	Retirement Plan for Outside Directors of Avnet, Inc., effective July 1, 1993 (incorporated herein by reference to the Company’s Annual Report on Form 10-K for the fiscal year ended June 30, 1992, Exhibit 10i).

10.20	Amended and Restated Avnet, Inc. Deferred Compensation Plan for Outside Directors (incorporated herein by reference to the Company’s Registration Statement on Form S-8, Registration No. 333-112062, Exhibit 10.1).

10.21	Avnet 1999 Stock Option Plan (incorporated by reference to the Company’s Registration Statement on Form S-8, Registration No. 333-55806, Exhibit 99).

10.22	Avnet, Inc. Executive Incentive Plan (incorporated herein by reference to the Company’s Proxy Statement dated October 7, 2002).

10.23	Amended and Restated Employee Stock Purchase Plan (incorporated herein by reference to the Company’s Proxy Statement dated October 1, 2003).

10.24	Avnet, Inc. 2003 Stock Compensation Plan (incorporated by reference to the Company’s Registration Statement on Form S-8, Registration No. 333-112057, Exhibit 10.1).

10.25	Change of Control Agreement dated as of March 1, 2001 between the Company and Harley Feldberg (incorporated herein by reference to the Company’s Current Report on Form 8-K dated September 8, 2004, Exhibit 10.1

10.26	Form of Indemnity Agreement. The Company enters into this form of agreement with each of its directors and officers (incorporated herein by reference to the Company’s Current Report on Form 8-K dated September 8, 2004, Exhibit 10.2).

10.27	Avnet, Inc. 2003 Stock Compensation Plan — form stock option agreements (incorporated by reference to the Company’s Current Report on Form 8-K dated September 8, 2004, Exhibit 10.3).
(a) Nonqualified stock option agreement
(b) Incentive stock option agreement

10.28	Form option agreements for stock option plans (incorporated by reference to the Company’s Current Report on Form 8-K dated September 8, 2004, Exhibit 10.4).
(a) Non-Qualified stock option agreement for 1999 Stock Option Plan
(b) Incentive stock option agreement for 1999 Stock Option Plan
(c) Incentive stock option agreement for 1996 Stock Option Plan
(d) Non-Qualified stock option agreement for 1995 Stock Option Plan

Exhibit
Number	Exhibit

Bank Agreements

10.29	Credit Agreement (364-day) dated as of October 25, 2001 among the Company and certain other Borrowers as the Borrowers, Bank of America, N.A., as Administrative Agent and Documentation Agent, Credit Suisse First Boston, First Union National Bank, The Bank of Nova Scotia, and ABN AMRO Bank, N.V., as Joint Syndication Agents, the Other Lenders and Banc of America Securities LLC, and Credit Suisse First Boston as Joint Lead Arrangers and Joint Book Managers (incorporated herein by reference to the Company’s Current Report on Form 8-K dated September 26, 2002, Exhibit 10F).

10.30	First Amendment, dated as of March 29, 2002, to the Credit Agreement (364-Day) in 10FF above (incorporated herein by reference to the Company’s Current Report on Form 8-K dated September 26, 2002, Exhibit 10G).

10.31	Credit Agreement (Multi-Year) dated as of October 25, 2001 among Avnet, Inc. and Certain Other Borrowers as the Borrowers, Bank of America, N.A., as Administrative Agent, Documentation Agent, Letter of Credit Issuer and Swing Line Lender, Credit Suisse First Boston, First Union National Bank, The Bank of Nova Scotia, and ABN AMRO Bank N.V., as Joint Syndication Agents, the other Lenders party thereto and Banc of America Securities LLC, and Credit Suisse First Boston as Joint Lead Arrangers and Joint Book Managers (incorporated herein by reference to the Company’s Current Report on Form 8-K dated September 26, 2002, Exhibit 10H).

10.32	First Amendment, dated as of March 29, 2002, to the Credit Agreement (Multi-Year) in 10.31 above (incorporated herein by reference to the Company’s Current Report on Form 8-K dated September 26, 2002, Exhibit 10I).

10.33	Second Amendment, dated as of October 10, 2002, to the Credit Agreement (Multi-Year) in 10.31 above (incorporated herein by reference to the Company’s Current Report on Form 8-K dated October 10, 2002, Exhibit 10A).

10.34	Third Amendment, dated as of November 23, 2002, to the Credit Agreement in 10.31 above (incorporated herein by reference to the Company’s Quarterly Report on Form 10-Q dated December 27, 2002, Exhibit 10B).

10.35	Fourth Amendment, dated as of December 9, 2002, to the Credit Agreement in 10.31 above (incorporated herein by reference to the Company’s Quarterly Report on Form 10-Q dated December 27, 2002, Exhibit 10C).

10.36	Fifth Amendment, dated as of December 12, 2002, to the Credit Agreement in 10.31 above (incorporated herein by reference to the Company’s Quarterly Report on Form 10-Q dated December 27, 2002, Exhibit 10D).

10.37	Sixth Amendment, dated as of December 13, 2002, to the Credit Agreement in 10.31 above (incorporated herein by reference to the Company’s Quarterly Report on Form 10-Q dated December 27, 2002, Exhibit 10E).

10.38	Seventh Amendment, dated as of January 30, 2003, to the Credit Agreement in 10.31 above (incorporated herein by reference to the Company’s Quarterly Report on Form 10-Q dated March 28, 2003, Exhibit 10A).

10.39	Eighth Amendment, dated as of March 28, 2003, to the Credit Agreement in 10.31 above (incorporated herein by reference to the Company’s Quarterly Report on Form 10-Q dated March 28, 2003, Exhibit 10B).

10.40	Ninth Amendment, dated as of July 2, 2003, to the Credit Agreement in 10.31 above (incorporated herein by reference to the Company’s Current Report on Form 8-K dated September 15, 2003, Exhibit 10B).

10.41	Termination and Release Amendment, dated as of September 8, 2003, to the Credit Agreement in 10.31 above (incorporated herein by reference to the Company’s Current Report on Form 8-K dated September 15, 2003, Exhibit 10F).

10.42	Securitization Program

(a) Receivables Sale Agreement, dated as of June 28, 2001 between Avnet, Inc., as Originator and Avnet Receivables Corporation as Buyer (incorporated herein by reference to the Company’s Current Report on Form 8-K dated September 26, 2002, Exhibit 10J).

Exhibit
Number		Exhibit

(b) Amendment No. 1, dated as of February 6, 2002, to Receivables Sale Agreement in 10.42(a) above (incorporated herein by reference to the Company’s Current Report on Form 8-K dated September 26, 2002, Exhibit 10K).

(c) Amendment No. 2, dated as of June 26, 2002, to Receivables Sale Agreement in 10.42(a) above (incorporated herein by reference to the Company’s Current Report on Form 8-K dated September 26, 2002, Exhibit 10L).

(d) Amendment No. 3, dated as of November 25, 2002, to Receivables Sale Agreement in 10.42(a) above (incorporated herein by reference to the Company’s Current Report on Form 8-K dated December 17, 2002, Exhibit 10B).

(e) Amendment No. 4, dated as of December 12, 2002, to Receivables Sale Agreement in 10.42(a) above (incorporated herein by reference to the Company’s Current Report on Form 8-K dated December 17, 2002, Exhibit 10E).

(f) Amendment No. 5, dated as of August 15, 2003, to Receivables Sale Agreement in 10.42(a) above (incorporated herein by reference to the Company’s Current Report on Form 8-K dated September 15, 2003, Exhibit 10C).

(g) Amended and Restated Receivables Purchase Agreement dated as of February 6, 2002 among Avnet Receivables Corporation, as Seller, Avnet, Inc., as Servicer, the Companies, as defined therein, the Financial Institutions, as defined therein, and Bank One, NA (Main Office Chicago) as Agent (incorporated herein by reference to the Company’s Current Report on Form 8-K dated September 26, 2002, Exhibit 10M).*

(h) Amendment No. 1, dated as of June 26, 2002, to the Amended and Restated Receivables Purchase Agreement in 10.42(g) above (incorporated herein by reference to the Company’s Current Report on Form 8-K dated September 26, 2002, Exhibit 10N).

(i) Amendment No. 2, dated as of November 25, 2002, to the Amended and Restated Receivables Purchase Agreement in 10.42(g) above (incorporated herein by reference to the Company’s Current Report on Form 8-K dated December 17, 2002, Exhibit 10A).

(j) Amendment No. 3, dated as of December 9, 2002, to the Amended and Restated Receivables Purchase Agreement in 10.42(g) above (incorporated herein by reference to the Company’s Current Report on Form 8-K dated December 17, 2002, Exhibit 10C).

(k) Amendment No. 4, dated as of December 12, 2002, to the Amended and Restated Receivables Purchase Agreement in 10.42(g) above (incorporated herein by reference to the Company’s Current Report on Form 8-K dated December 17, 2002, Exhibit 10D).

(l) Amendment No. 5, dated as of June 23, 2003, to the Amended and Restated Receivables Purchase Agreement in 10.42(g) above (incorporated herein by reference to the Company’s Current Report on Form 8-K dated September 15, 2003, Exhibit 10D).

(m) Amendment No. 6, dated as of August 15, 2003, to the Amended and Restated Receivables Purchase Agreement in 10.42(g) above (incorporated herein by reference to the Company’s Current Report on Form 8-K dated September 15, 2003, Exhibit 10E).

10.43		Credit Agreement, dated June 7, 2004, by and among Avnet, Inc. and Avnet Logistics U.S., L.P., as Borrowers, the Lenders party thereto, and Bank of America, N.A. as Administrative Agent, Swing Line Lender and L/C Issuer. (incorporated herein by reference to the Company’s Current Report on Form 8-K dated June 8, 2004, Exhibit 99.

21	.	List of subsidiaries of the Company (incorporated herein by reference to the Company’s Current Report on Form 8-K dated September 8, 2004, Exhibit 21).

23	.1**	Consent of KPMG LLP.

24	.	Powers of Attorney (incorporated herein by reference to the Company’s Current Report on Form 8-K dated September 8, 2004, Exhibit 24).

31	.1**	Certification by Roy Vallee, Chief Executive Officer, under Section 302 of the Sarbanes-Oxley Act of 2002.

31	.2**	Certification by Raymond Sadowski, Chief Financial Officer, under Section 302 of the Sarbanes-Oxley Act of 2002.

Exhibit
Number		Exhibit

32	.1***	Certification by Roy Vallee, Chief Executive Officer, under Section 906 of the Sarbanes-Oxley Act of 2002.

32	.2***	Certification by Raymond Sadowski, Chief Financial Officer, under Section 906 of the Sarbanes-Oxley Act of 2002.

*	This Exhibit does not include the Exhibits and Schedules thereto as listed in its table of contents. The Company undertakes to furnish any such Exhibits and Schedules to the Securities and Exchange Commission upon its request.

**	Filed herewith.

***	Furnished herewith.