Form 10-Q
period 2004-10-02
AVNET INC
filed 2004-11-10
CIK 8858

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)

OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended October 2, 2004

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

      The total number of shares outstanding of the registrant’s Common Stock (net of treasury shares)

as of October 30, 2004 — 120,501,165 shares.

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

PART I

FINANCIAL INFORMATION

Item 1.	Financial Statements

AVNET, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS
(Unaudited)

	October 2,	July 3,
	2004	2004

	(Thousands, except
	share amounts)
ASSETS
Current assets:
Cash and cash equivalents	$260,466	$312,667
Receivables, less allowances of $80,063 and $78,410, respectively	1,725,661	1,743,962
Inventories	1,447,983	1,364,037
Other	57,532	63,320

Total current assets	3,491,642	3,483,986
Property, plant and equipment, net	183,640	187,339
Goodwill (Note 4)	895,975	894,882
Other assets	293,247	297,444

Total assets	$4,864,504	$4,863,651

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Borrowings due within one year (Note 5)	$119,992	$160,660
Accounts payable	1,093,427	1,099,703
Accrued expenses and other	373,381	384,630

Total current liabilities	1,586,800	1,644,993
Long-term debt, less due within one year (Note 5)	1,202,710	1,196,160
Other long-term liabilities	64,166	69,072

Total liabilities	2,853,676	2,910,225

Commitments and contingencies (Note 6)
Shareholders’ equity (Notes 8 and 9):
Common stock $1.00 par; authorized 300,000,000 shares; issued 120,496,000 shares and 120,483,000 shares, respectively	120,496	120,483
Additional paid-in capital	567,012	567,060
Retained earnings	1,151,120	1,114,789
Cumulative other comprehensive income (Note 8)	172,363	151,195
Treasury stock at cost, 9,406 shares and 5,695 shares, respectively	(163)	(101)

Total shareholders’ equity	2,010,828	1,953,426

Total liabilities and shareholders’ equity	$4,864,504	$4,863,651

See notes to consolidated financial statements

AVNET, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

	First Quarters Ended

	October 2,	October 4,
	2004	2003

	(Thousands, except
	per share data)
Sales	$2,600,001	$2,407,650
Cost of sales	2,250,391	2,098,553

Gross profit	349,610	309,097
Selling, general and administrative expenses	276,539	268,552
Restructuring and other charges (Note 12)	—	32,153

Operating income	73,071	8,392
Other income, net	273	2,303
Interest expense	(20,871)	(27,158)

Income (loss) before income taxes	52,473	(16,463)
Income tax provision (benefit)	16,142	(5,104)

Net income (loss)	$36,331	$(11,359)

Net earnings (loss) per share (Note 9):
Basic	$0.30	$(0.09)

Diluted	$0.30	$(0.09)

Shares used to compute earnings (loss) per share (Note 9):
Basic	120,523	119,597

Diluted	121,280	119,597

See notes to consolidated financial statements

AVNET, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	First Quarters Ended

	October 2,	October 4,
	2004	2003

	(Thousands)
Cash flows from operating activities:
Net income (loss)	$36,331	$(11,359)
Non-cash and other reconciling items:
Depreciation and amortization	15,089	18,406
Deferred taxes	9,383	(1,562)
Non-cash restructuring and other charges (Note 12)	—	14,830
Other, net (Note 10)	9,409	10,424

	70,212	30,739
Changes in (net of effects from businesses acquisitions and dispositions):
Receivables	32,706	(58,431)
Inventories	(71,086)	(1,268)
Accounts payable	(21,425)	119,028
Accrued expenses and other, net	(17,650)	(33,008)

Net cash flows (used for ) provided from operating activities	(7,243)	57,060

Cash flows from financing activities:
Repayment of notes (Note 5)	(2,956)	(40,859)
(Repayment of) proceeds from bank debt, net (Note 5)	(38,095)	3,621
(Repayment of) proceeds from other debt, net (Note 5)	(89)	32
Other, net	(151)	753

Net cash flows used for financing activities	(41,291)	(36,453)

Cash flows from investing activities:
Purchases of property, plant and equipment	(6,246)	(7,757)
Cash proceeds from sales of property, plant and equipment	459	1,052
Acquisitions of operations, net	(1,045)	(1,448)

Net cash flows used for investing activities	(6,832)	(8,153)

Effect of exchange rate changes on cash and cash equivalents	3,165	3,147

Cash and cash equivalents:
— (decrease) increase	(52,201)	15,601
— at beginning of period	312,667	395,467

— at end of period	$260,466	$411,068

Additional cash flow information (Note 10)

See notes to consolidated financial statements

AVNET, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1. In the opinion of management, the accompanying unaudited interim consolidated financial statements contain all adjustments necessary, all of which are of a normal recurring nature, except for the restructuring and other charges discussed in Note 12, to present fairly the Company’s financial position, results of operations and cash flows. For further information, refer to the consolidated financial statements and accompanying notes included in the Company’s Annual Report on Form 10-K for the fiscal year ended July 3, 2004.

2. The results of operations for the first quarter ended October 2, 2004 are not necessarily indicative of the results to be expected for the full year. The Company operates on a “52/53 week” fiscal year and, as a result, the quarter ended October 2, 2004 contained thirteen weeks while the quarter ended October 4, 2003 contained fourteen weeks.

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

      Reported and pro forma net income (loss) and earnings (loss) per share are as follows:

	First Quarters Ended

	October 2,	October 4,
	2004	2003

	(Thousands, except per
	share data)
Net income (loss), as reported	$36,331	$(11,359)
Less: Fair value impact of employee stock compensation, net of tax	(2,490)	(3,508)

Pro forma net income (loss)	$33,841	$(14,867)

Earnings (loss) per share
Basic and diluted — as reported	$0.30	$(0.09)

Basic and diluted — pro forma	$0.28	$(0.12)

Number of shares of common stock reserved for stock option and stock incentive programs as of October 2, 2004:		17,300,594

AVNET, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

4. Goodwill:

      The following table presents the carrying amount of goodwill, by reportable segment, for the quarter ending October 2, 2004:

	Avnet	Avnet
	Electronics	Technology
	Marketing	Solutions	Total

	(Thousands)
Carrying value at July 3, 2004	$637,174	$257,708	$894,882
Additions	—	454	454
Foreign currency translation	5	634	639

Carrying value at October 2, 2004	$637,179	$258,796	$895,975

5. External financing:

      Short-term debt consists of the following:

	October 2,	July 3,
	2004	2004

	(Thousands)
Bank credit facilities	$32,546	$70,096
4.5% Convertible Notes due September 1, 2004	—	2,956
7 7/8% Notes due February 15, 2005	86,633	86,633
Other debt due within one year	813	975

Short-term debt	$119,992	$160,660

      Bank credit facilities consist of various committed and uncommitted lines of credit with financial institutions utilized primarily to support the working capital requirements of foreign operations. The weighted average interest rates on the bank credit facilities at October 2, 2004 and July 3, 2004 were 2.8% and 2.5%, respectively.

      Long-term debt consists of the following:

	October 2,	July 3,
	2004	2004

	(Thousands)
8.00% Notes due November 15, 2006	$400,000	$400,000
9 3/4% Notes due February 15, 2008	475,000	475,000
2% Convertible Senior Debentures due March 15, 2034	300,000	300,000
Other long-term debt	7,624	7,597

Subtotal	1,182,624	1,182,597
Fair value adjustment for hedged 8.00% and 9 3/4% Notes	20,086	13,563

Long-term debt	$1,202,710	$1,196,160

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

AVNET, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

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

      The Company has an unsecured, three-year $350,000,000 credit facility with a syndicate of banks (the “Credit Facility”), which expires in June 2007. The Company may select from various interest rate options, currencies and maturities under the Credit Facility. The Credit Facility contains certain covenants, all of which the Company was in compliance with as of October 2, 2004. There were no borrowings under the Credit Facility at October 2, 2004 or July 3, 2004.

      The Company has two interest rate swaps with a total notional amount of $400,000,000 in order to hedge the change in fair value of the 8.00% Notes due November 2006 (the “8% Notes”) related to fluctuations in interest rates. These contracts are classified as fair value hedges and mature in November 2006. The interest rate swaps modify the Company’s interest rate exposure by effectively converting the fixed rate on the 8% Notes to a floating rate (4.9% at October 2, 2004) based on three-month U.S. LIBOR plus a spread through their maturities. The Company has three additional interest rate swaps with a total notional amount of $300,000,000 in order to hedge the change in fair value of the 9 3/4% Notes due February 15, 2008 (the “9 3/4% Notes”) related to fluctuations in interest rates. These hedges are also classified as fair value hedges and mature in February 2008. These interest rate swaps modify the Company’s interest rate exposure by effectively converting the fixed rate on the 9 3/4% Notes to a floating rate (8.2% at October 2, 2004) based on three-month U.S. LIBOR plus a spread through their maturities. The hedged fixed rate debt and the interest rate swaps are adjusted to current market values through interest expense in the accompanying consolidated statements of operations. The Company accounts for the hedges using the shortcut method as defined under Statement of Financial Accounting Standards No. 133 Accounting for Derivative Instruments and Hedging Activities, as amended by Statement of Financial Accounting Standards No. 138, Accounting for Certain Derivative Instruments and Hedging Activities. Due to the effectiveness of the hedges since inception, the market value adjustments for the hedged debt and the interest rate swaps directly offset one another. The fair value of the interest rate swaps at October 2, 2004 and July 3, 2004 was $20,086,000 and $13,563,000, respectively, and is included in other long-term assets in the accompanying consolidated balance sheets. Additionally, included in long-term debt is a comparable fair value adjustment increasing the total liability by these same amounts.

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

AVNET, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

7. Pension Plan:

      The Company’s noncontributory defined benefit pension plan (the “Plan”) covers substantially all domestic employees. Components of net periodic pension costs during the quarters ended October 2, 2004 and October 4, 2003 were as follows:

	First Quarters Ended

	October 2,	October 4,
	2004	2003

	(Thousands)
Service cost	$3,341	$3,574
Interest cost	3,515	3,247
Expected return on plan assets	(4,132)	(4,097)
Recognized net actuarial loss	336	183
Amortization of prior service credit	(80)	(80)

Net periodic pension costs	$2,980	$2,827

      The Company expects to make contributions to the Plan of approximately $13,330,000 during fiscal 2005, of which contributions of $5,459,000 have been made through October 2, 2004. The Company may make additional voluntary contributions to the Plan during fiscal 2005.

8. Comprehensive income:

	First Quarters Ended

	October 2,	October 4,
	2004	2003

	(Thousands)
Net income (loss)	$36,331	$(11,359)
Foreign currency translation adjustments	21,168	19,409

Total comprehensive income	$57,499	$8,050

9. Earnings (loss) per share:

	First Quarters Ended

	October 2,	October 3,
	2004	2003

	(Thousands, except per
	share data)
Numerator:
Net income (loss)	$36,331	$(11,359)

Denominator:
Weighted average common shares for basic earnings (loss) per share	120,523	119,597
Net effect of dilutive stock options and restricted stock awards	757	—

Weighted average common shares for diluted earnings (loss) per share	121,280	119,597

Basic and diluted earnings (loss) per share:
Earnings (loss) per basic and diluted share	$0.30	$(0.09)

      The 4.5% convertible notes are excluded from the computation of earnings (loss) per share in each quarter presented as the effects were antidilutive. Shares issuable upon conversion of the 2% Convertible

AVNET, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Debentures are also excluded from the computation of earnings per share in the quarter ended October 2, 2004 because the contingent conditions for their conversion have not been met (see Note 5).

      The effects of certain stock options and restricted stock awards are also excluded from the determination of the weighted average common shares for diluted earnings (loss) per share in each of the quarters presented as the effects were antidilutive. Accordingly, in the quarter ended October 2, 2004 the effects of approximately 7,184,000 shares related to stock options are excluded from the computation above, all of which relate to options for which the exercise prices were greater than the average market price of the Company’s common stock. In the quarter ended October 4, 2003 the effects of approximately 11,438,000 shares related to stock options and restricted stock awards are excluded from the computation above, of which approximately 9,509,000 related to options for which the exercise prices were greater than the average market price of the Company’s common stock.

10. Additional cash flow information:

      Other non-cash and other reconciling items primarily include the provision for doubtful accounts and net periodic pension costs (see Note 7).

      Interest and income taxes paid in the first quarters were as follows:

	First Quarters Ended

	October 2,	October 4,
	2004	2003

	(Thousands)
Interest	$29,342	$44,824
Income taxes	10,600	6,034

11. Segment information:

	Quarters Ended

	October 2,	October 4,
	2004	2003

	(Thousands)
Sales:
Avnet Electronics Marketing	$1,564,223	$1,357,968
Avnet Technology Solutions	1,035,778	1,049,682

	$2,600,001	$2,407,650

Operating income (loss):
Avnet Electronics Marketing	$58,887	$33,409
Avnet Technology Solutions	27,321	18,275
Corporate	(13,137)	(11,139)

	73,071	40,545
Restructuring and other charges (Note 12)	—	(32,153)

	$73,071	$8,392

Sales, by geographic area:
Americas	$1,342,343	$1,292,180
EMEA (Europe, Middle East and Africa)	873,218	770,395
Asia/ Pacific	384,440	345,075

	$2,600,001	$2,407,650

AVNET, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

	October 2,	July 3,
	2004	2004

	(Thousands)
Assets:
Avnet Electronics Marketing	$3,519,825	$3,488,993
Avnet Technology Solutions	1,302,350	1,243,811
Corporate	42,329	130,847

	$4,864,504	$4,863,651

Assets, by geographic area:
Americas	$2,391,001	$2,457,688
EMEA	1,914,854	1,853,815
Asia/ Pacific	558,649	552,148

	$4,864,504	$4,863,651

      The Company manages its business based upon the operating results of its two operating groups before restructuring and other charges (see Note 12). During the first quarter of fiscal 2004, the approximate unallocated pre-tax restructuring and other charges related to Avnet Electronics Marketing (“EM”) and Avnet Technology Solutions (“TS”) were $16,171,000 and $9,936,000, respectively. The remaining restructuring and other charges recorded during the first quarter of fiscal 2004 relate to corporate activities.

12. Restructuring and other charges:

      During the first quarter of fiscal 2004, the Company executed certain restructuring and cost-cutting initiatives in order to improve profitability. These actions can generally be broken into three categories: (1) the combination of the Company’s Computer Marketing and Applied Computing operating groups into one computer products and services business called Avnet Technology Solutions; (2) the reorganization of the Company’s global IT resources, which had previously been administered generally on a separate basis within each of the Company’s operating groups; and (3) various other reductions within EM and certain centralized support functions.

      As a result of actions completed through the end of the first quarter of fiscal 2004, the Company recorded restructuring and other charges totaling $32,153,000 pre-tax, $22,186,000 after tax, or $0.18 per diluted share. The pre-tax charge consisted of severance costs ($9,393,000), charges related to consolidation of selected facilities ($10,848,000), write-downs of certain capitalized IT-related initiatives ($6,909,000) and other items, consisting primarily of the write-off of the remaining unamortized deferred loan costs associated with the Company’s former multi-year credit facility which was terminated in September 2003 ($5,003,000).

      Severance costs resulted from workforce reductions of approximately 400 personnel completed during the first quarter of fiscal 2004, primarily in executive, support and other non customer-facing functions in the Americas and EMEA regions. Management also identified a number of facilities for consolidation primarily in the Americas and EMEA regions. These facilities generally related to certain logistics and warehousing operations as well as certain administrative facilities across both operating groups and at the corporate level. The charges related to reserves for remaining non-cancelable lease obligations and write-downs to fair market value of owned assets located in these facilities that have been vacated. Management also evaluated and elected to discontinue a number of IT-related initiatives that, in light of recent business restructurings, no longer met the Company’s return on investment standards for continued use or development. These charges related to the write-off of capitalized hardware and software.

AVNET, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

      The following table summarizes the Company’s restructuring and other charge activity during the first quarter of fiscal 2005, during which there has been no material activity within the reserves other than payment activity as detailed in “amounts utilized” in the table below:

	Severance	Facility	IT-Related
	Costs	Exit Costs	Costs	Other	Total

	(Thousands)
Balance at July 3, 2004	$3,028	$22,345	$872	$548	$26,793
Amounts utilized	(506)	(3,200)	(292)	(2)	(4,000)
Adjustments	179	(247)	—	—	(68)
Other, principally foreign currency translation	59	226	5	4	294

Balance at October 2, 2004	$2,760	$19,124	$585	$550	$23,019

      The Company expects to utilize the majority of the remaining reserves for severance costs by the end of the first quarter of fiscal 2006. The Company expects to utilize substantially all of the remaining reserves for contractual lease commitments by the end of fiscal 2007. The IT-related and other reserves relate primarily to remaining contractual commitments, the majority of which the Company expects to utilize by the end of fiscal 2005.

      As part of management’s ongoing analysis of its restructuring reserves, the Company recorded certain adjustments during the first quarter of fiscal 2005. These adjustments were recorded through selling, general and administrative expenses in the quarter ended October 2, 2004. The adjustments related to recording additional severance costs based upon revised estimates of required payouts and legal costs associated with the payouts as well as reductions to certain lease reserves due to modifications to sublease and termination assumptions based upon ongoing market conditions.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

      For a description of the Company’s critical accounting policies and an understanding of the significant factors that influenced the Company’s performance during the quarters ended October 2, 2004 and October 4, 2003, this Management’s Discussion and Analysis of Financial Condition and Results of Operations (“MD&A”) should be read in conjunction with the consolidated financial statements, including the related notes, appearing in Item 1 of this Report as well as the Company’s Annual Report on Form 10-K for the year ended July 3, 2004. The Company operates on a “52/53-week” fiscal year and, as a result, the quarter ended October 2, 2004 contained thirteen weeks while the quarter ended October 4, 2003 contained fourteen weeks. This extra week in the first quarter of fiscal 2004 impacts many of the following discussions in this MD&A.

      There are numerous references to the impact of foreign currency translation in the discussion of the Company’s results of operations that follow. Over the past several years, the US Dollar has continued to significantly weaken in comparison to most foreign currencies, especially the Euro (which strengthened against the US Dollar by roughly 8% from the first quarter of fiscal 2004 to the first quarter of fiscal 2005). When the weaker US Dollar exchange rates of the current year are used to translate the results of operations of Avnet’s subsidiaries denominated in foreign currencies, the resulting impact is an increase, in US Dollars, of reported results.

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

      The Company consists of two operating groups — Avnet Electronics Marketing (“EM”) and Avnet Technology Solutions (“TS”) — each with operations in the three major economic regions of the world: the Americas, EMEA (Europe, Middle East and Africa) and Asia. A brief summary of each operating group is provided below:

•	EM markets and sells semiconductors and interconnect, passive and electromechanical devices. EM markets and sells its products to customers spread across end-markets including communications, computer hardware and peripheral, industrial and manufacturing, medical equipment, and military and aerospace. EM also offers an array of value-added design chain, supply chain and product enhancement services to its customers.

•	TS markets and sells mid- to high-end servers, data storage, software and networking solutions, and the services required to implement these solutions, to the VAR channel and enterprise computing customers. TS also focuses on the worldwide OEM market for computing technology, system integrators and non-PC OEMs that require embedded systems and solutions including engineering, product prototyping, integration and other value-added services.

Results of Operations

Executive Summary

      Avnet’s consolidated sales in the first quarter of fiscal 2005 were up 8.0% over the first quarter of fiscal 2004, even with the prior year first quarter containing an extra week as discussed above, representing the seventh consecutive quarter of year-over-year consolidated sales growth for Avnet. These results continue to show an electronic components and computer product industry that has emerged from the industry and economic downturn that began in fiscal 2001 and extended into fiscal 2004. The electronic components market is the more cyclical of the two businesses in which Avnet operates. As a result, the emergence from the industry downturn is most evident in EM where sales growth of 15.2% year-over-year drove the Company’s consolidated growth in sales in the same period. The Company recorded year-over-year increases in sales in each of the three regions in which it does business (the Americas; Europe, the Middle East and Africa, hereafter referred to as “EMEA”; and Asia). Approximately one-third of the Company’s consolidated growth in sales is a result of the impact of changes in foreign currency exchange rates.

      Sequentially, Avnet’s consolidated sales declined slightly, as expected, from the fourth quarter of fiscal 2004, driven primarily by a normally slow summer season in both groups and some reductions in inventory at certain EM customers that caused a softening in the electronic components market after several quarters of strong growth. While customer inventory reductions impacted the current quarter, and may continue to impact Avnet’s results slightly in the upcoming quarter or two, management does not view this phenomenon as one that will have a lasting impact on Avnet’s business. Even with the seasonal slowdown, TS maintained revenues essentially flat with the fourth quarter of fiscal 2004. Additionally, the negative impacts of customer inventory reductions in EM are expected to be much more than offset by the typically strong second quarter performance of the computer products business, driven primarily by the calendar year-end budgeting cycle of many of TS’s customers.

      The operating efficiencies that the Company has derived from its value-based management initiatives and focus on operating costs over the past several years allowed the Company to continue to record year-over-year improvements in operating income dollars and operating profit margin. Operating profit margin in the first quarter of fiscal 2005 was 2.8% and represents the Company’s highest operating profit margin for a first fiscal quarter since fiscal 2001. Comparatively, first quarter of fiscal 2004 operating profit margin was 0.3%. However, these prior year results included certain restructuring and other charges discussed further in this MD&A that totaled $32.2 million, or 1.3% of sales. Even without these restructuring and other charges, the increase in profitability year-over-year is significant. Sequentially, operating income and operating profit margin declined slightly driven by the small decline in sales on a consolidated basis and the customer inventory reductions in EM that are discussed above.

Sales

      The table below provides period sales for the Company and its operating groups:

			Sequential		Year-Year
	Q1-Fiscal ’05	Q4-Fiscal ’04	% Change	Q1-Fiscal ’04	% Change

	(Dollars in thousands)
Avnet, Inc.	$2,600,001	$2,643,041	(1.6)%	$2,407,650	8.0%
EM	1,564,223	1,608,099	(2.7)	1,357,968	15.2
TS	1,035,778	1,034,942	0.1	1,049,682	(1.3)
EM
Americas	$639,100	$668,419	(4.4)%	$586,705	8.9%
EMEA	594,370	587,548	1.2	465,276	27.7
Asia	330,753	352,132	(6.1)	305,987	8.1
TS
Americas	$703,243	$725,274	(3.0)%	$705,475	(0.3)%
EMEA	278,848	272,452	2.3	305,119	(8.6)
Asia	53,687	37,216	44.3	39,088	37.3
Totals by Region
Americas	$1,342,343	$1,393,693	(3.7)%	$1,292,180	3.9%
EMEA	873,218	860,000	1.5	770,395	13.3
Asia	384,440	389,348	(1.3)	345,075	11.4

      Consolidated sales for the first quarter of fiscal 2005 were $2.60 billion, up $192.4 million, or 8.0%, from the prior year first quarter consolidated sales of $2.41 billion with approximately $68 million of this year-over-year increase resulting from the impact of foreign currency exchange rates. In light of Avnet’s fiscal calendar, which resulted in an extra week in the first quarter of fiscal 2004, sales on a per week basis are an important metric that management has utilized to analyze its sales results on a year-over-year basis in the first quarter. Sales per week increased by more than 16% in the first quarter of fiscal 2005 compared to the prior year first quarter. After four quarters of sequential sales growth, the Company’s top line declined slightly on a sequential basis, posting a decrease of $43.0 million, or 1.6%, due to the impacts of the slow summer season and some softness in the electronic components market as described further herein.

      EM reported sales of $1.56 billion in the first quarter of fiscal 2005, up $206.3 million, or 15.2%, over the prior year first quarter sales of $1.36 billion but down by $43.9 million, or 2.7%, from sales of $1.61 billion in the fourth quarter of fiscal 2004. The increase in EM represents the fourth consecutive quarter of year-over-year sales increases in excess of 10%. On a per-week basis, EM’s sales increased by approximately 24% over the prior year first quarter. As discussed above, EM’s sequential results were impacted by a normal seasonal slowdown in the summer quarter coupled with the targeted reduction of inventory by certain electronic component customers. However, management believes that the inventory reductions at EM’s customers are the result a short-term trend that will likely recede over the next three to six months.

      EM grew sales in all three regions with EMEA posting the strongest gains of 27.7% year-over-year (nearly 38% on a sales-per-week basis). Slightly more than one-third of this growth in EM EMEA was a result of foreign currency exchange rates. Despite the factors discussed above, EMEA also grew sales on a sequential basis by 1.2% (sales were essentially flat on a sequential basis excluding the impact of changes in foreign currency exchange rates between quarters). The Americas and Asia regions also posted year-over-year sales increases of 8.9% and 8.1%, respectively (17% and 16%, respectively, on a per-week basis) although both showed slight declines sequentially. The year-over-year improvement is a result of increasing customer demand coupled with steady improvement in all regions in capital spending throughout Avnet’s customer base. Furthermore, the year-over-year growth in the Asia/ Pacific region is indicative of a trend for the past several years whereby technology manufacturing, especially electronic components, continues to shift to this region along with continued growth in the markets indigenous to that region. Even with the slight drop sequentially, EM posted its highest sales in a first fiscal quarter since fiscal 2001.

      TS reported sales of $1.04 billion, down $13.9 million, or 1.3%, from sales in the first quarter of fiscal 2004 of $1.05 billion. However, on a per week basis, TS’s sales increased year-over-year by over 6%. Notwithstanding the normally slow summer season discussed above, TS maintained sales in the first quarter relatively flat sequentially when compared to the fourth quarter of fiscal 2004. TS Americas’ sales of $703.2 million stayed essentially flat with the prior year first quarter but were up over 7% on a per week basis. TS Americas’ sales fell $22.0 million, or 3.0%, on a sequential basis due primarily to strong growth in industry standard servers and microprocessors that was offset by a decline in sales of proprietary hardware products. TS EMEA’s sales of $278.8 million were down $26.3 million from the prior year first quarter, representing an 8.6% decline (15.7% decline year-over-year excluding the impact of foreign currency exchange rates) but a drop of less than 2% on a per-week basis. Sequentially, TS EMEA grew sales by 2.3%. TS Asia sales of $53.7 million were up 37.3% year-over-year (48% on a per-week basis) and 44.3% sequentially. Similar to the Americas, the sequential growth in EMEA and Asia is fueled by the strength of worldwide microprocessor demand, which management expects will become even more significant as the Company moves into its typically strong second fiscal quarter for the computer products group.

      On an overall regional basis, the EMEA region has exhibited the largest growth as a percentage of consolidated sales. This region represented 32.0% of consolidated sales in the first quarter of fiscal 2004 versus 33.6% in the current quarter. This increase is a result of the strong performance in the first quarter of fiscal 2005, with both of Avnet’s operating groups exhibiting sales growth in EMEA sequentially despite the normally slow summer season. The growth in reported sales for EMEA in the first quarter of fiscal 2005 was also enhanced by the impact of foreign currency exchange rates as discussed above. Although the year-over-year growth in the Asia region is not as significant as it has been in the past, management expects Asia will continue to be a significant growth opportunity. With its established position throughout the Asia region, most notably in markets in the Peoples’ Republic of China, management believes Avnet is well positioned to continue to capitalize on the region’s growth.

Gross Profit and Gross Profit Margins

      Consolidated gross profit for the first quarter of fiscal 2005 was $349.6 million, up $40.5 million, or 13.1%, over the first quarter of fiscal 2004. Similarly, gross profit margins of 13.4% in the first quarter of fiscal 2005 were up 61 basis points over gross margin of 12.8% in the prior year first quarter. The consolidated improvement in gross profit margins is driven primarily by two factors. First, TS is typically a higher asset velocity but lower gross profit margin business than EM. With the electronic component industry continuing on an up-cycle year-over-year, EM constituted a larger percentage of Avnet’s consolidated sales in the current quarter (60.2% in the first quarter of fiscal 2005 as compared with 56.4% in the prior year first quarter). Second, TS’s continued focus on value-added solutions and more profitable sales continued to enhance the computer products group’s gross margin performance resulting in more substantial basis point increases in gross profit margin within TS than with EM. However, even with the impact of EM customer inventory reductions on sales volume and gross profit margins in the first fiscal quarter, EM also posted modest gross profit margin improvement on a year-over-year basis.

      Although both operating groups continue to focus on enhancing profitability, TS’s strong second quarter driven by the calendar year-end budgeting cycles of many of its customers is likely to result in TS constituting a higher percentage of Avnet’s consolidated sales in the second fiscal quarter. However, management expects the mix of business between operating groups will return to roughly the same ratio as the current quarter mix after the end of the calendar year.

Selling, General and Administrative Expenses

      Selling, general and administrative expenses were $276.5 million in the first quarter of fiscal 2005, up $8.0 million, or 3.0%, over the prior year first quarter. This increase is driven in large part by the substantial increase in sales year-over-year as discussed above. Additionally, the effects of foreign currency translation offset what would otherwise have been a slight year-over-year decrease in selling, general and administrative expenses on a constant dollar basis. Specifically, differences in foreign currency exchange rates inflated selling, general and administrative expenses in the first quarter of fiscal 2005 by approximately $8.6 million.

      Metrics that management monitors with respect to its operating expenses are selling, general and administrative expenses as a percentage of sales and as a percentage of gross profit. In the first quarter of fiscal 2005, selling, general and administrative expenses were 10.6% of sales and 79.1% of gross profit as compared with 11.2% and 86.9%, respectively, in the first quarter of fiscal 2004. This significant year-over-year improvement is primarily a result of the Company’s ongoing cost reduction initiatives of recent years. Specifically, cost reduction efforts that resulted in restructuring and other charges in the first and second quarters of fiscal 2004 had not yet begun to significantly impact the operating results in the prior year first quarter but were completely in effect by the first quarter of fiscal 2005.

Restructuring and Other Charges

      During the first quarter of fiscal 2004, the Company executed certain restructuring and cost-cutting initiatives in order to improve profitability. These actions can generally be broken into three categories: (1) the combination of the Company’s Computer Marketing and Applied Computing operating groups into one computer products and services business called Avnet Technology Solutions; (2) the reorganization of the Company’s global IT resources, which had previously been administered generally on a separate basis within each of the Company’s operating groups; and (3) various other reductions within EM and certain centralized support functions.

      As a result of actions completed through the end of the first quarter of fiscal 2004, the Company recorded restructuring and other charges totaling $32.2 million pre-tax, $22.2 million after tax, or $0.18 per diluted share. The pre-tax charge consisted of severance costs ($9.4 million), charges related to consolidation of selected facilities ($10.9 million), write-downs of certain capitalized IT-related initiatives ($6.9 million) and other items, consisting primarily of the write-off of the remaining unamortized deferred loan costs associated with the Company’s former multi-year credit facility which was terminated in September 2003 ($5.0 million).

      Severance costs resulted from workforce reductions of approximately 400 personnel completed during the first quarter of fiscal 2004, primarily in executive, support and other non customer-facing functions in the Americas and EMEA regions. Management also identified a number of facilities for consolidation primarily in the Americas and EMEA regions. These facilities generally related to certain logistics and warehousing operations as well as certain administrative facilities across both operating groups and at the corporate level. The charges related to reserves for remaining non-cancelable lease obligations and write-downs to fair market value of owned assets located in these facilities that have been vacated. Management also evaluated and elected to discontinue a number of IT-related initiatives that, in light of recent business restructurings, no longer met the Company’s return on investment standards for continued use or development. These charges related to the write-off of capitalized hardware and software.

      As of October 2, 2004, the Company’s remaining reserves for restructuring and other related activities totaled $23.0 million. Of this balance, $2.8 million relates to remaining severance reserves, the majority of which management expects to utilize by the end of the first quarter of fiscal 2006. Reserves for $19.1 million relate to contractual lease commitments, substantially all of which the Company expects to utilize by the end of fiscal 2007. Lastly, the Company’s IT-related and other reserves, which total $1.1 million, relate primarily to remaining contractual commitments, the majority of which the Company expects to utilize by the end of fiscal 2005.

Operating Income

      As a result of the factors discussed in this MD&A, operating income in the first quarter of fiscal 2005 was $73.1 million (2.8% of sales) as compared with $8.4 million (0.3% of sales) in the prior year first quarter. The prior year results were negatively impacted by certain restructuring and other charges recorded in the first quarter of fiscal 2004 (see Restructuring and Other Charges), which totaled $32.2 million, or 1.3% of sales. EM improved its operating profit margin by 130 basis points, to 3.8% of sales in the first quarter of fiscal 2005 as compared with 2.5% in the prior year first quarter. TS also posted a substantial increase in operating profit margin on a year-over-year basis with a margin of 2.6% in the first quarter of fiscal 2005, up 90 basis points from 1.7% in the first quarter of fiscal 2004.

Interest Expense and Other Income, Net

      Interest expense was $20.9 million in the first quarter of fiscal 2005, down $6.3 million, or 23%, from interest expense of $27.2 million in the first quarter of fiscal 2004. While a portion of this decrease is a result of a decrease in total debt outstanding ($1.32 billion at October 2, 2004 as compared with $1.43 billion at October 4, 2003) the primary driver of the lower interest expense is the Company’s effective interest rates on the current composition of its debt balances. Since the first quarter of fiscal 2004, the Company has repaid $29.9 million of 8.20% Notes due October 17, 2003, $100.0 million of 6 7/8% Notes due March 15, 2004 and $273.4 million of 7 7/8% Notes due February 15, 2005. The only significant debt added since the prior year first quarter are the Company’s Convertible Debentures due March 15, 2034, which bear interest at only 2.0% per annum.

      Other income, net, was $0.3 million in the first quarter of fiscal 2005 as compared with $2.3 million in the first quarter of fiscal 2004. The higher other income in the prior year first quarter was driven primarily by higher interest and investment income on the Company’s higher cash balances, including certain funds held in escrow from prior year debt offerings to fund the debt repayments discussed above, during that quarter.

Income Tax Provision (Benefit)

      The Company’s effective tax rate on its income before income taxes was 30.8% in the first quarter of fiscal 2005 as compared with an effective rate of 31.0% applied to the Company’s loss before income taxes in fiscal 2004. The mix of Avnet’s profits amongst its various international subsidiaries with varying statutory tax rates, including the projected mix of profits for the remainder of the fiscal year, impacts the Company’s effective tax rate.

Net Income (Loss)

      As a result of the operational performance and other factors described in the preceding sections of this MD&A, the Company’s consolidated net income for the first quarter of fiscal 2005 was $36.3 million, or $0.30 per share on a diluted basis as compared to a net loss of $11.4 million, or $0.09 per share on a diluted basis, in the first quarter of fiscal 2004. The first quarter of fiscal 2004 results include certain charges discussed in Restructuring and Other Charges which yielded a negative after-tax impact in that quarter of $22.2 million or $0.18 per share on a diluted basis.

LIQUIDITY AND CAPITAL RESOURCES

Cash Flow

      The following table summarizes the Company’s cash flow activity for the first quarters ended October 2, 2004 and October 4, 2003 including the Company’s computation of free cash flow. Management believes that the non-GAAP metric of free cash flow is a useful measure to help management and investors to better assess and understand the Company’s operating performance and sources and uses of cash. Management also believes the analysis of free cash flow assists in identifying underlying trends in the business.

	Quarters Ended

	October 2,	October 4,
	2004	2003

	(Thousands)
Net income excluding non-cash and other reconciling items	$70,212	$30,739
Cash flow (used for) generated from working capital (excluding cash and cash equivalents)	(77,455)	26,321

Net cash flow (used for) provided from operations	(7,243)	57,060
Cash flow generated from (used for):
Purchase of property, plant and equipment	(6,246)	(7,757)
Cash proceeds from sales of property, plant and equipment	459	1,052
Acquisitions of operations, net	(1,045)	(1,448)
Effect of exchange rates on cash and cash equivalents	3,165	3,147
Other, net financing activities	(151)	753

Net free cash flow	(11,061)	52,807
Repayment of debt, net	(41,140)	(37,206)

Net (decrease) increase in cash and cash equivalents	$(52,201)	$15,601

      During the first quarter of fiscal 2005, the Company used $7.2 million of cash and cash equivalents for its operating activities as compared with a generation of cash and cash equivalents of $57.1 million from operating activities in the first quarter of fiscal 2004. These results are comprised of: (1) the cash flow generated from net income excluding non-cash and other reconciling items, which includes the add-back of depreciation and amortization, deferred income taxes and other non-cash items (primarily the provision for doubtful accounts) as well as non-cash restructuring and other charges in the prior year first quarter (see Results of Operations — Restructuring and Other Charges for further discussion) and (2) the cash flows (used for) generated from working capital, excluding cash and cash equivalents. Although the first quarter of fiscal 2005 was significantly more profitable than the first quarter of fiscal 2004, the Company utilized cash and cash equivalents of $77.4 million for working capital as opposed to the generation of $26.3 million in cash and cash equivalents from working capital in fiscal 2004. Such trends in working capital are typical of an up-cycle in the electronic components industry as growth in receivables, inventory and payables is driven by higher sales and purchasing volumes. The cash outflow related to working capital in fiscal 2005 is driven primarily by the increase in inventories to support increased sales volumes. The majority of this increase resides in TS where the Company has made certain quarter-end purchases in support of the upcoming seasonally strong December quarter. While asset velocity metrics such as inventory turns have slowed from their recent record levels due to the slight softness in the electronic components business as discussed elsewhere in this MD&A, management continues to focus on its working capital and overall asset utilization and expects these metrics to again begin to improve in the second quarter of fiscal 2005.

      The Company’s cash flows associated with its investing activities such as purchases of property, plant and equipment and acquisitions remained relatively low in the first quarters of both fiscal 2005 and 2004. The Company completed a small acquisition of a computer product distributor in Slovakia during the first quarter of fiscal 2005 whereas the outflow of cash for acquisitions in the prior year first quarter was associated primarily with various contingent purchase price payments from prior period acquisitions. In both periods, the impact of foreign currency exchange rates on the Company’s cash and cash equivalents generated cash inflows of over $3.1 million. As a result of all of these factors, the Company utilized free cash of $11.1 million in the first quarter of fiscal 2005 as compared with a generation of free cash flow of $52.8 million in the first quarter of fiscal 2004. These results, combined with cash outflows for repayment of debt totaling $41.1 million and $37.2 million in the first quarters of fiscal 2005 and 2004, respectively, yielded a net reduction in cash of $52.2 million in the quarter ended October 2, 2004 as compared with a net increase in cash of $15.6 million in the prior year first quarter.

Capital Structure and Contractual Obligations

      The following table summarizes the Company’s capital structure as of the end of the first quarter of fiscal 2005 with a comparison to fiscal 2004 year-end:

	October 2,	% of Total	July 3,	% of Total
	2004	Capitalization	2004	Capitalization

	(Dollars in
	thousands)
Short-term debt	$119,992	3.6%	$160,660	4.9%
Long-term debt	1,202,710	36.1	1,196,160	36.1

Total debt	1,322,702	39.7	1,356,820	41.0
Shareholders’ equity	2,010,828	60.3	1,953,426	59.0

Total capitalization	$3,333,530	100.0	$3,310,246	100.0

      Long-term debt in the above table includes the fair value adjustment of $20.1 million and $13.6 million at October 2, 2004 and July 3, 2004, respectively, for the Company’s fair value hedges on its 8.00% and 9 3/4% Notes discussed in Financing Transactions below. For a description of the Company’s long-term debt and lease commitments for the next five years and thereafter, see Long-Term Contractual Obligations appearing in Item 7 of the Company’s Annual Report on Form 10-K for the year ended July 3, 2004. With the exception of pay downs of debt obligations discussed herein and regularly scheduled lease payments, there are no material changes to this information.

      The Company also has an accounts receivable securitization program (the “Program”), discussed more fully in Off-Balance Sheet Arrangements below. There were no drawings under the Program at October 2, 2004 or July 3, 2004.

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

      The Company has an unsecured, three-year $350.0 million credit facility with a syndicate of banks (the “Credit Facility”), which expires in June 2007. The Company may select from various interest rate options, currencies and maturities under the Credit Facility. There were no borrowings under the Credit Facility at October 2, 2004 or July 3, 2004.

      The Company has two interest rate swaps with a total notional amount of $400.0 million in order to hedge the change in fair value of the 8.00% Notes due November 2006 (the “8% Notes”) related to fluctuations in interest rates. These contracts are classified as fair value hedges and mature in November 2006. The interest rate swaps modify the Company’s interest rate exposure by effectively converting the fixed rate on the 8% Notes to a floating rate (4.9% at October 2, 2004) based on three-month U.S. LIBOR plus a spread through their maturities. The Company has three additional interest rate swaps with a total notional amount of $300.0 million in order to hedge the change in fair value of the 9 3/4% Notes due February 15, 2008 (the “9 3/4% Notes”) related to fluctuations in interest rates. These hedges are also classified as fair value hedges and mature in February 2008. These interest rate swaps modify the Company’s interest rate exposure by effectively converting the fixed rate on the 9 3/4% Notes to a floating rate (8.2% at October 2, 2004) based on three-month U.S. LIBOR plus a spread through their maturities. The hedged fixed rate debt and the interest rate swaps are adjusted to current market values through interest expense in the accompanying consolidated statements of operations. The Company accounts for the hedges using the shortcut method as defined under Statement of Financial Accounting Standards No. 133 Accounting for Derivative Instruments and Hedging Activities, as amended by Statement of Financial Accounting Standards No. 138, Accounting for Certain Derivative Instruments and Hedging Activities. Due to the effectiveness of the hedges since inception, the market value adjustments for the hedged debt and the interest rate swaps directly offset one another.

      In addition to its primary financing arrangements, the Company has several small lines of credit in various locations to fund the short-term working capital, foreign exchange, overdraft and letter of credit needs of its wholly owned subsidiaries in Europe and Asia. Avnet generally guarantees its subsidiaries’ debt under these facilities.

Off-Balance Sheet Arrangements

      The Company has a $350.0 million accounts receivable securitization program (the “Program”) with two financial institutions whereby it may sell, on a revolving basis, an undivided interest in a pool of its trade accounts receivable. Under the Program, the Company may sell receivables in securitization transactions and retain a subordinated interest and servicing rights to those receivables. Receivables sold under the Program are sold without legal recourse to third party conduits through a wholly owned bankruptcy-remote special purpose entity that is consolidated for financial reporting purposes. The Program qualifies for sale treatment under Statement of Financial Accounting Standards No. 140, Accounting for Transfers and Servicing of Financial Assets and Extinguishment of Liabilities. The availability for financing under the Program is dependent on the level of the Company’s trade receivables from month to month. There were no receivables sold under the Program at October 2, 2004 or July 3, 2004. The purpose of the Program is to provide the Company with an additional source of liquidity at interest rates more favorable than it could receive through other forms of financing. The term of the current Program agreement extends to August 2005.

Covenants and Conditions

      The Program agreement discussed above requires the Company to maintain minimum senior unsecured credit ratings in order to continue utilizing the Program in its current form. These minimum ratings triggers are Ba3 by Moody’s Investor Services (“Moody’s”) or BB- by Standard & Poors (“S&P”). The Program also contains certain covenants relating to the quality of the receivables sold under the Program. If these conditions are not met, the Company may not be able to borrow any additional funds under the Program and the financial institutions may consider this an amortization event, as defined in the Program agreement, which would permit the financial institutions to liquidate the accounts receivable sold under the Program to cover any outstanding borrowings. Circumstances that could affect the Company’s ability to meet the required covenants and conditions of the Program include the Company’s ongoing profitability and perceived financial strength or weakness by credit rating agencies and various other economic, market and industry factors. The Company was in compliance with all covenants of the Program at October 2, 2004.

      The Credit Facility discussed in Financing Transactions contains certain covenants with various limitations on debt incurrence, dividends, investments and capital expenditures and also includes financial covenants requiring the Company to maintain minimum interest coverage and leverage ratios, as defined. Management does not believe that the covenants in the Credit Facility limit the Company’s ability to pursue its intended business strategy or future financing needs. The Company was in compliance with all covenants of the Credit Facility as of October 2, 2004.

      See Liquidity for further discussion of the Company’s availability under these various facilities.

Liquidity

      The Company had total borrowing capacity of $700.0 million at October 2, 2004 under the Credit Facility and the Program, against which $18.9 million in letters of credit were issued under the Credit Facility resulting in $681.1 million of net availability at the end of the first quarter. The Company also had an additional $260.5 million of cash and cash equivalents at October 2, 2004. There are no significant financial commitments of the Company outside of normal debt and lease maturities discussed in Capital Structure and Contractual Obligations. Management believes that Avnet’s borrowing capacity, its current cash availability and the Company’s expected ability to generate operating cash flows are sufficient to meet its projected financing needs. If the current up-cycle in the electronic components and computer products industry continues, the Company is less likely to generate positive cash flows from working capital reductions. However, additional cash requirements for working capital are generally expected to be offset by the operating cash flows generated by the Company’s enhanced profitability model resulting from the Company’s significant cost reductions achieved in recent years. Furthermore, the next significant public debt maturity is not until the $400.0 million 8% Notes mature in November 2006, which provides the Company with two years to review repayment or refinancing alternatives.

      The following table highlights the Company’s liquidity and related ratios as of the end of the first quarter of fiscal 2005 with a comparison to the fiscal 2004 year-end:

Comparative Analysis — Liquidity

			Percentage
	October 2, 2004	July 3, 2004	Change

	(Dollars in millions)
Current Assets	$3,491.6	$3,484.0	0.2%
Quick Assets	1,986.1	2,056.6	(3.4)
Current Liabilities	1,586.8	1,645.0	(3.5)
Working Capital	1,904.8	1,839.0	3.6
Total Debt	1,322.7	1,356.8	(2.5)
Total Capital (total debt plus total shareholders’ equity)	3,333.5	3,310.2	0.7
Quick Ratio	1.3:1	1.3:1
Working Capital Ratio	2.2:1	2.1:1
Debt to Total Capital	39.7%	41.0%

      The Company’s quick assets (consisting of cash and cash equivalents and receivables) decreased during the quarter ended October 2, 2004 primarily due to a decrease in receivables balances based upon the Company’s slightly lower sales levels in the first quarter and the Company’s efforts to timely collect its outstanding receivables balances. The receivables decrease is combined with a net decrease in cash and cash equivalents of $52.2 million as discussed in Cash Flow above. The decrease in quick assets is offset by the increase in inventory balances at October 2, 2004 as compared with July 3, 2004 (see Cash Flow for discussion) resulting in current assets remaining relatively flat between periods. While payables and accrued liabilities remained relatively flat period-to-period, the Company’s pay-down of short-term debt during the first quarter of fiscal 2005 (see Results of Operations — Interest Expense and Other Income, Net and Cash Flow for further discussion) yielded a reduction in current liabilities and, thus, an increase in the Company’s net working capital at October 2, 2004 as compared with July 3, 2004.

      As a result of these trends, quick assets were greater than the Company’s current liabilities by $399.3 million at October 2, 2004 as compared with $411.6 million at July 3, 2004. Working capital grew to $1.90 billion at October 2, 2004 as compared with $1.84 billion at July 3, 2004. At October 2, 2004, to support each dollar of current liabilities, the Company had $1.25 of quick assets and $0.95 of other current assets for a total of $2.20 as compared with $2.12 at July 3, 2004.

Recently Issued Accounting Pronouncements

      In December 2003, the Financial Accounting Standards Board (“FASB”) revised Statement of Financial Accounting Standards No. 132 (“SFAS 132”), Employers’ Disclosures about Pensions and Other Postretirement Benefits. The revised SFAS 132 requires additional interim disclosures related to periodic pension costs and expected contributions to the pension plan. The disclosure requirements of the revised SFAS 132 are included in this filing.

      In September 2004, the Emerging Issues Task Force (“EITF”) of the FASB reached a final consensus on EITF Issue No. 04-08 (“EITF 04-08”), The Effect of Contingently Convertible Instruments on Diluted Earnings Per Share. EITF 04-08 requires instruments with conversion features that are contingent upon an issuer’s stock price to be included in the earnings per share calculation using the “if-converted” method regardless of whether the contingency is met. However, EITF 04-08 allows for treasury stock method treatment for any convertible instruments that have provisions requiring cash-settlement up to the par value. EITF 04-08 is effective for interim and annual periods ending after December 15, 2004. The Company currently intends to make an irrevocable election to satisfy the principal portion of its 2.0% Convertible Debentures, if converted, in cash. Therefore, the Company will be permitted to apply the treasury stock method for the Debentures both prospectively and retroactively.

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

      See Item 7A, Quantitative and Qualitative Disclosures About Market Risk, in the Company’s Annual Report on Form 10-K for the year ended July 3, 2004 for further discussion of market risks associated with interest rates and foreign currency exchange. Avnet’s exposure to foreign exchange risks have not changed materially since July 3, 2004 as the Company continues to hedge the majority of its foreign exchange exposures. Thus, any increase or decrease in fair value of the Company’s foreign exchange contracts is generally offset by an opposite effect on the related hedged position.

      See Liquidity and Capital Resources appearing in Item 2 of this Report for further discussion of the Company’s financing facilities and capital structure. As of October 2, 2004, 44% of the Company’s debt bears interest at a fixed rate and 56% of the Company’s debt bears interest at variable rates (including as variable rate debt the $400.0 million 8% Notes and $300.0 million of the 9 3/4% Notes based on the variable rate hedges in place to hedge the Company’s exposure to changes in fair value associated with these Notes due to changes in interest rates — see Financing Transactions for further discussion). Therefore, a hypothetical 1.0% (100 basis point) increase in interest rates would result in a $1.8 million impact on income before income taxes in the Company’s consolidated statement of operations for the quarter ended October 2, 2004.

Item 4.	Controls and Procedures

      The Company’s management, including its Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of the Company’s disclosure controls and procedures (as such term is defined in

Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934 (the “Exchange Act”)) as of the end of the reporting period covered by this quarterly report on Form 10-Q. Based on such evaluation, the Chief Executive Officer and Chief Financial Officer have concluded that, as of the end of the period covered by this quarterly report on Form 10-Q, the Company’s disclosure controls and procedures are effective such that material information required to be disclosed by the Company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified by the Securities and Exchange Commission’s rules and forms relating to the Company.

      During the first quarter of fiscal 2005, there have been no changes to the Company’s internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

      The following table includes the Company’s monthly purchases of common stock during the first quarter ended October 2, 2004:

				Maximum Number
				(or Approximate
			Total Number of	Dollar Value) of
			Shares Purchased	Shares That May
	Total Number		as Part of Publicly	Yet Be Purchased
	of Shares	Average Price	Announced Plans	Under the Plans or
Period	Purchased	Paid per Share	or Programs	Programs

July	20,000	$20.06	—	—
August	30,000	18.19	—	—
September	30,000	18.11	—	—

      The purchases of Avnet common stock noted above were made on the open market to obtain shares for purchase under the Company’s Employee Stock Purchase Plan. None of these purchases were made pursuant to a publicly announced repurchase plan and the Company does not currently have a stock repurchase plan in place.

Item 6.	Exhibits

Exhibit
Number		Exhibit

10	.1*	Employment Agreement dated July 4, 2004 between the Company and Harley Feldberg.
10	.2*	Change of Control Agreement dated March 1, 2001 between the Company and Edward B. Kamins. (Note: This document replaces the Change of Control Agreement which was incorrectly incorporated by reference to the Company’s Current Report on Form 8-K dated September 26, 2002, Exhibit 10C).
31	.1*	Certification by Roy Vallee, Chief Executive Officer, under Section 302 of the Sarbanes-Oxley Act of 2002.
31	.2*	Certification by Raymond Sadowski, Chief Financial Officer, under Section 302 of the Sarbanes-Oxley Act of 2002.
32	.1**	Certification by Roy Vallee, Chief Executive Officer, under Section 906 of the Sarbanes-Oxley Act of 2002.
32	.2**	Certification by Raymond Sadowski, Chief Financial Officer, under Section 906 of the Sarbanes-Oxley Act of 2002.

*	Filed herewith.

**	Furnished herewith.

SIGNATURES

      Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

AVNET, INC.
(Registrant)

By:	/s/ RAYMOND SADOWSKI

Raymond Sadowski
Senior Vice President and
Chief Financial Officer

Date: November 10, 2004

INDEX TO EXHIBITS

Exhibit
Number		Exhibit

10	.1*	Employment Agreement dated July 4, 2004 between the Company and Harley Feldberg.
10	.2*	Change of Control Agreement dated March 1, 2001 between the Company and Edward B. Kamins. (Note: This document replaces the Change of Control Agreement which was incorrectly incorporated by reference to the Company’s Current Report on Form 8-K dated September 26, 2002, Exhibit 10C).
31	.1*	Certification by Roy Vallee, Chief Executive Officer, under Section 302 of the Sarbanes-Oxley Act of 2002.
31	.2*	Certification by Raymond Sadowski, Chief Financial Officer, under Section 302 of the Sarbanes-Oxley Act of 2002.
32	.1**	Certification by Roy Vallee, Chief Executive Officer, under Section 906 of the Sarbanes-Oxley Act of 2002.
32	.2**	Certification by Raymond Sadowski, Chief Financial Officer, under Section 906 of the Sarbanes-Oxley Act of 2002.

*	Filed herewith.

**	Furnished herewith.