Form 10-Q
period 2005-01-01
AVNET INC
filed 2005-02-09
CIK 8858

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)

OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended January 1, 2005

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

      The total number of shares outstanding of the registrant’s Common Stock (net of treasury shares) as of
January 28, 2005 — 120,623,048 shares

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

PART I

FINANCIAL INFORMATION

Item 1.	Financial Statements

AVNET, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(Unaudited)

	January 1,	July 3,
	2005	2004

	(Thousands, except
	share amounts)
ASSETS
Current assets:
Cash and cash equivalents	$547,023	$312,667
Receivables, less allowances of $83,081 and $78,410, respectively	1,925,081	1,743,962
Inventories	1,406,989	1,364,037
Other	46,990	63,320

Total current assets	3,926,083	3,483,986
Property, plant and equipment, net	175,977	187,339
Goodwill (Note 4)	897,932	894,882
Other assets	272,821	297,444

Total assets	$5,272,813	$4,863,651

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Borrowings due within one year (Note 5)	$152,171	$160,660
Accounts payable	1,313,713	1,099,703
Accrued expenses and other	378,611	384,630

Total current liabilities	1,844,495	1,644,993
Long-term debt, less due within one year (Note 5)	1,192,176	1,196,160
Other long-term liabilities	67,548	69,072

Total liabilities	3,104,219	2,910,225

Commitments and contingencies (Note 6)
Shareholders’ equity (Notes 8 and 9):
Common stock $1.00 par; authorized 300,000,000 shares; issued 120,535,000 shares and 120,483,000 shares, respectively	120,535	120,483
Additional paid-in capital	567,821	567,060
Retained earnings	1,194,630	1,114,789
Cumulative other comprehensive income (Note 8)	285,734	151,195
Treasury stock at cost, 7,159 shares and 5,695 shares, respectively	(126)	(101)

Total shareholders’ equity	2,168,594	1,953,426

Total liabilities and shareholders’ equity	$5,272,813	$4,863,651

See notes to consolidated financial statements

AVNET, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

	Second Quarters Ended		Six Months Ended

	January 1,	January 3,	January 1,	January 3,
	2005	2004	2005	2004

	(Thousands, except per share data)
Sales	$2,883,155	$2,554,460	$5,483,156	$4,962,110
Cost of sales	2,509,275	2,225,301	4,759,666	4,323,854

Gross profit	373,880	329,159	723,490	638,256
Selling, general and administrative expenses	289,902	271,470	566,441	540,021
Restructuring and other charges (Note 12)	—	23,465	—	55,618

Operating income	83,978	34,224	157,049	42,617
Other income, net	113	1,935	386	4,237
Interest expense	(21,254)	(23,209)	(42,125)	(50,367)

Income (loss) before income taxes	62,837	12,950	115,310	(3,513)
Income tax provision (benefit)	19,327	4,015	35,469	(1,089)

Net income (loss)	$43,510	$8,935	$79,841	$(2,424)

Net earnings (loss) per share (Note 9):
Basic	$0.36	$0.07	$0.66	$(0.02)

Diluted	$0.36	$0.07	$0.66	$(0.02)

Shares used to compute earnings (loss) per share (Note 9):
Basic	120,555	119,909	120,539	119,753

Diluted	121,426	120,898	121,353	119,753

See notes to consolidated financial statements

AVNET, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	Six Months Ended

	January 1,	January 3,
	2005	2004

	(Thousands)
Cash flows from operating activities:
Net income (loss)	$79,841	$(2,424)
Non-cash and other reconciling items:
Depreciation and amortization	30,764	35,107
Deferred taxes	37,280	37
Non-cash restructuring and other charges (Note 12)	—	31,409
Other, net (Note 10)	22,125	21,810
Changes in (net of effects from business acquisitions and dispositions):
Receivables	(103,456)	(254,941)
Inventories	21,991	(27,332)
Accounts payable	173,420	299,266
Accrued expenses and other, net	(24,188)	45,372

Net cash flows provided from operating activities	237,777	148,304

Cash flows from financing activities:
Repayment of notes (Note 5)	(2,956)	(70,878)
(Repayment of) proceeds from bank debt, net (Note 5)	(6,223)	2,067
(Repayment of) proceeds from other debt, net (Note 5)	(145)	15
Other, net	184	6,497

Net cash flows used for financing activities	(9,140)	(62,299)

Cash flows from investing activities:
Purchases of property, plant and equipment	(15,740)	(14,923)
Cash proceeds from sales of property, plant and equipment	6,797	1,306
Acquisition of operations and investments, net	(1,105)	(1,448)

Net cash flows used for investing activities	(10,048)	(15,065)

Effect of exchange rate changes on cash and cash equivalents	15,767	13,042

Cash and cash equivalents:
— increase	234,356	83,982
— at beginning of period	312,667	395,467

— at end of period	$547,023	$479,449

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

2. The results of operations for the second quarter and six months ended January 1, 2005 are not necessarily indicative of the results to be expected for the full year. The Company operates on a “52/53 week” fiscal year and, as a result, the six months ended January 1, 2005 contained 26 weeks while the six months ended January 3, 2004 contained 27 weeks.

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

      Reported and pro forma net income (loss) and earnings (loss) per share are as follows:

	Second Quarters Ended		Six Months Ended

	January 1,	January 3,	January 1,	January 3,
	2005	2004	2005	2004

	(Thousands, except per share data)
Net income (loss), as reported	$43,510	$8,935	$79,841	$(2,424)
Less: Fair value impact of employee stock compensation, net of tax	(2,009)	(2,480)	(4,499)	(4,824)

Pro forma net income (loss)	$41,501	$6,455	$75,342	$(7,248)

Earnings (loss) per share:
Basic and diluted — as reported	$0.36	$0.07	$0.66	$(0.02)

Basic — pro forma	$0.35	$0.05	$0.63	$(0.06)

Diluted — pro forma	$0.34	$0.05	$0.62	$(0.06)

Number of shares of common stock issued under the employee stock purchase plan	72,192	67,715	148,416	174,471

      Number of shares of common stock reserved for stock option and stock incentive programs as of January 1, 2005 — 17,226,891

AVNET, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

4.	Goodwill:

      The following table presents the carrying amount of goodwill, by reportable segment, for the six months ending January 1, 2005:

	Avnet	Avnet
	Electronics	Technology
	Marketing	Solutions	Total

	(Thousands)
Carrying value at July 3, 2004	$637,174	$257,708	$894,882
Additions	—	507	507
Foreign currency translation	224	2,319	2,543

Carrying value at January 1, 2005	$637,398	$260,534	$897,932

5.	External financing:

      Short-term debt consists of the following:

	January 1,	July 3,
	2005	2004

	(Thousands)
Bank credit facilities	$64,627	$70,096
4.5% Convertible Notes due September 1, 2004	—	2,956
7 7/8% Notes due February 15, 2005	86,633	86,633
Other debt due within one year	911	975

Short-term debt	$152,171	$160,660

      Bank credit facilities consist of various committed and uncommitted lines of credit with financial institutions utilized primarily to support the working capital requirements of foreign operations. The weighted average interest rates on the bank credit facilities at January 1, 2005 and July 3, 2004 were 3.6% and 2.5%, respectively.

      Long-term debt consists of the following:

	January 1,	July 3,
	2005	2004

	(Thousands)
8.00% Notes due November 15, 2006	$400,000	$400,000
9 3/4% Notes due February 15, 2008	475,000	475,000
2% Convertible Senior Debentures due March 15, 2034	300,000	300,000
Other long-term debt	8,328	7,597

Subtotal	1,183,328	1,182,597
Fair value adjustment for hedged 8.00% and 9 3/4% Notes	8,848	13,563

Long-term debt	$1,192,176	$1,196,160

      In March 2004, the Company issued $300,000,000 of 2% Convertible Senior Debentures due March 15, 2034 (the “Debentures”). The Debentures are convertible into Avnet common stock at a rate of 29.5516 shares of common stock per $1,000 principal amount of Debentures. The Debentures are only convertible under certain circumstances, including if: (i) the closing price of the Company’s common stock reaches $45.68 per share (subject to adjustment in certain circumstances) for a specified period of time; (ii) the average trading price of the Debentures falls below a certain percentage of the conversion value per

AVNET, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Debenture for a specified period of time; (iii) the Company calls the Debentures for redemption; or (iv) certain corporate transactions, as defined, occur. Upon conversion, the Company will deliver cash in lieu of common stock as the Company made an irrevocable election in December 2004 to satisfy the principal portion of the Debentures, if converted, in cash. The Company may redeem some or all of the Debentures for cash any time on or after March 20, 2009 at the Debentures’ full principal amount plus accrued and unpaid interest, if any. Holders of the Debentures may require the Company to purchase, in cash, all or a portion of the Debentures on March 15, 2009, 2014, 2019, 2024 and 2029, or upon a fundamental change, as defined, at the Debentures’ full principal amount plus accrued and unpaid interest, if any.

      The Company has an unsecured, three-year $350,000,000 credit facility with a syndicate of banks (the “Credit Facility”), which expires in June 2007. The Company may select from various interest rate options, currencies and maturities under the Credit Facility. The Credit Facility contains certain covenants, all of which the Company was in compliance with as of January 1, 2005. There were no borrowings under the Credit Facility at January 1, 2005 or July 3, 2004.

      The Company has two interest rate swaps with a total notional amount of $400,000,000 in order to hedge the change in fair value of the 8.00% Notes due November 2006 (the “8% Notes”) related to fluctuations in interest rates. These contracts are classified as fair value hedges and mature in November 2006. The interest rate swaps modify the Company’s interest rate exposure by effectively converting the fixed rate on the 8% Notes to a floating rate (5.5% at January 1, 2005) based on three-month U.S. LIBOR plus a spread through their maturities. The Company has three additional interest rate swaps with a total notional amount of $300,000,000 in order to hedge the change in fair market value of the 9 3/4% Notes due February 15, 2008 (the “9 3/4% Notes”) related to fluctuations in interest rates. These hedges are also classified as fair value hedges and mature in February 2008. These interest rate swaps modify the Company’s interest rate exposure by effectively converting the fixed rate on the 9 3/4% Notes to a floating rate (8.8% at January 1, 2005) based on three-month U.S. LIBOR plus a spread through their maturities. The hedged fixed rate debt and the interest rate swaps are adjusted to current market values through interest expense in the accompanying consolidated statements of operations. The Company accounts for the hedges using the shortcut method as defined under Statement of Financial Accounting Standards No. 133, Accounting for Derivative Instruments and Hedging Activities, as amended by Statement of Financial Accounting Standards No. 138, Accounting for Certain Derivative Instruments and Hedging Activities. Due to the effectiveness of the hedges since inception, the market value adjustments for the hedged debt and the interest rate swaps directly offset one another. The fair value of the interest rate swaps at January 1, 2005 and July 3, 2004 was $8,848,000 and $13,563,000, respectively, and is included in other long-term assets in the accompanying consolidated balance sheets. Additionally, included in long-term debt is a comparable fair value adjustment increasing the total liability by these same amounts.

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

      The Company’s noncontributory defined benefit pension plan (the “Plan”) covers substantially all domestic employees. Components of net periodic pension costs during the quarters and six months ended January 1, 2005 and January 3, 2004 were as follows:

	Second Quarters Ended		Six Months Ended

	January 1,	January 3,	January 1,	January 3,
	2005	2004	2005	2004

	(Thousands)
Service cost	$3,341	$3,574	$6,682	$7,148
Interest cost	3,515	3,247	7,030	6,494
Expected return on plan assets	(4,132)	(4,097)	(8,264)	(8,194)
Recognized net actuarial loss	336	183	672	366
Amortization of prior service credit	(80)	(80)	(160)	(160)

Net periodic pension costs	$2,980	$2,827	$5,960	$5,654

      The Company expects to make contributions to the Plan of approximately $13,330,000 during fiscal 2005, of which contributions of $7,568,000 have been made through January 1, 2005. The Company may make additional voluntary contributions to the Plan during fiscal 2005.

8.	Comprehensive income:

	Second Quarters Ended		Six Months Ended

	January 1,	January 3,	January 1,	January 3,
	2005	2004	2005	2004

	(Thousands)
Net income (loss)	$43,510	$8,935	$79,841	$(2,424)
Foreign currency translation adjustments	113,371	71,238	134,539	90,647

Total comprehensive income	$156,881	$80,173	$214,380	$88,223

9.	Earnings (loss) per share:

	Second Quarters Ended		Six Months Ended

	January 1,	January 3,	January 1,	January 3,
	2005	2004	2005	2004

	(Thousands, except per share data)
Numerator:
Net income (loss)	$43,510	$8,935	$79,841	$(2,424)

Denominator:
Weighted average common shares for basic earnings (loss) per share	120,555	119,909	120,539	119,753
Net effect of dilutive stock options and restricted stock awards	871	989	814	—

Weighted average common shares for diluted earnings (loss) per share	121,426	120,898	121,353	119,753

Basic earnings (loss) per share	$0.36	$0.07	$0.66	$(0.02)

Diluted earnings (loss) per share	$0.36	$0.07	$0.66	$(0.02)

AVNET, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

      The 4.5% Convertible Notes, which matured in September 2004, are excluded from the computation of earnings (loss) per share in each of the periods presented as the effects were antidilutive. The 2% Convertible Debentures due March 2034 are also excluded from the computation of earnings (loss) per share as a result of the Company’s election to satisfy the principal portion of the Convertible Debentures, if converted, in cash.

      The effects of certain stock options and restricted stock awards are also excluded from the determination of the weighted average common shares for diluted earnings (loss) per share in each of the periods presented as the effects were antidilutive or the exercise price for the outstanding options exceeded the average market price for the Company’s stock. Accordingly, in both the second quarter and six months ended January 1, 2005, the effects of approximately 7,218,000 shares related to stock options are excluded from the computation above, which related to options for which the exercise prices were greater than the average market price of the Company’s common stock. Additionally, in the second quarter and six months ended January 3, 2004, the effects of approximately 4,389,000 and 10,363,000 shares, respectively, related to stock options and restricted stock awards are excluded from the computation above, of which approximately 4,389,000 shares in each period related to options for which exercise prices were greater than the average market price of the Company’s common stock.

10.	Additional cash flow information:

      Other non-cash and other reconciling items primarily include the provision for doubtful accounts and net periodic pension costs (see note 7).

      Interest and income taxes paid (refunded) in the first six months of fiscal 2005 and 2004 were as follows:

	Six Months Ended

	January 1,	January 3,
	2005	2004

	(Thousands)
Interest	$40,920	$54,526
Income taxes	15,131	(68,904)

AVNET, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

11.	Segment information:

	Second Quarters Ended		Six Months Ended

	January 1,	January 3,	January 1,	January 3,
	2005	2004	2005	2004

	(Thousands)
Sales:
Avnet Electronics Marketing	$1,478,189	$1,332,229	$3,042,412	$2,690,197
Avnet Technology Solutions	1,404,966	1,222,231	2,440,744	2,271,913

	$2,883,155	$2,554,460	$5,483,156	$4,962,110

Operating income (loss):
Avnet Electronics Marketing	$47,406	$40,198	$106,293	$73,607
Avnet Technology Solutions	51,223	30,373	78,544	48,649
Corporate	(14,651)	(12,882)	(27,788)	(24,021)

	83,978	57,689	157,049	98,235
Restructuring and other charges (Note 12)	—	(23,465)	—	(55,618)

	$83,978	$34,224	$157,049	$42,617

Sales, by geographic area:
Americas(1)	$1,528,978	$1,383,770	$2,871,321	$2,675,950
EMEA (Europe, Middle East and Africa)(2)	974,706	818,214	1,847,924	1,588,608
Asia/ Pacific	379,471	352,476	763,911	697,552

	$2,883,155	$2,554,460	$5,483,156	$4,962,110

(1)	Included in sales for the second quarters ended January 1, 2005 and January 3, 2004 for the Americas region are $1.38 billion and $1.24 billion, respectively, of sales related to the United States. Included in sales for the six months ended January 1, 2005 and January 3, 2004 for the Americas region are $2.60 billion and $2.41 billion, respectively, of sales related to the United States.

(2)	Included in sales for the second quarters ended January 1, 2005 and January 3, 2004 for the EMEA region are $499,466,000 and $550,356,000, respectively, of sales related to Germany. Included in sales for the six months ended January 1, 2005 and January 3, 2004 for the EMEA region are $1.01 billion and $1.10 billion, respectively, of sales related to Germany.

AVNET, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

	January 1,	July 3,
	2005	2004

	(Thousands)
Assets:
Avnet Electronics Marketing	$3,457,175	$3,488,993
Avnet Technology Solutions	1,563,637	1,243,811
Corporate	252,001	130,847

	$5,272,813	$4,863,651

Property, Plant and Equipment, net, by geographic area:
Americas(3)	$104,894	$122,156
EMEA(4)	61,322	56,074
Asia/ Pacific	9,761	9,109

	$175,977	$187,339

(3)	Property, plant and equipment, net, for the Americas region as of January 1, 2005 and July 3, 2004 includes $103,880,000 and $121,129,000, respectively, related to the United States.

(4)	Property, plant and equipment, net, for the EMEA region as of January 1, 2005 and July 3, 2004 includes $33,010,000 and $31,439,000, respectively, related to Germany and $17,019,000 and $15,500,000, respectively, related to Belgium.

      The Company manages its business based upon the operating results of its two operating groups before restructuring and other charges (see Note 12). During the second quarter and six months ended January 3, 2004, the approximate unallocated pre-tax restructuring and other charges related to Avnet Electronics Marketing (“EM”) were $3,275,000 and $19,446,000, respectively and the approximate unallocated pre-tax restructuring and other charges related to Avnet Technology Solutions (“TS”) were $19,984,000 and $29,920,000, respectively. The remaining restructuring and other charges recorded during the periods noted related to corporate activities.

12.	Restructuring and other charges:

      During the first and second quarters of fiscal 2004, the Company executed certain restructuring and cost cutting initiatives in order to improve profitability. These actions can generally be broken into three categories: (1) the combination of the Company’s Computer Marketing (“CM”) and Applied Computing (“AC”) operating groups into one computer products and services business called Technology Solutions; (2) the reorganization of the Company’s global IT resources, which had previously been administered generally on a separate basis within each of the Company’s operating groups; and (3) various other reductions within EM and certain centralized support functions.

      As a result of actions completed during the quarter ended January 3, 2004, the Company recorded restructuring and other charges, which totaled $23,465,000 pre-tax, $16,351,000 after-tax, or $0.14 per diluted share. The pre-tax charges consisted of severance costs ($5,298,000), charges related to write-downs of owned assets and consolidation of selected facilities ($4,795,000), write-downs of certain capitalized IT-related initiatives ($12,849,000) and other items ($523,000).

      Severance charges related to workforce reductions of approximately 120 personnel, the majority of whom staffed warehousing, administrative and support functions, primarily for facilities within the TS operations in EMEA that were identified for consolidation as part of the combination of CM and AC. A smaller portion of these charges also impacted operations in the Americas. The combination of CM and AC in EMEA also led to charges related to reserves for remaining non-cancelable lease obligations and write-downs to fair market

AVNET, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

value of assets located in the facilities that were vacated. The facilities primarily served in warehousing and administrative capacities that became redundant with the combination of the two former operating groups into TS. Management also evaluated and elected to discontinue a number of IT-related initiatives that, in light of recent business restructurings, no longer met the Company’s return on investment standards for continued use or deployment. These charges related to the write-off of capitalized hardware and software. Lastly, the Company’s efforts to combine CM and AC in EMEA resulted in the decision to merge the former CM EMEA operations onto the computer systems that had historically been used in the AC EMEA business. The change in the use of this significant asset in CM EMEA generated a need to analyze the group of long-lived assets within the former CM EMEA operations for impairment. As a result of this analysis, the Company recorded an impairment charge to write-down certain long-lived assets to their estimated fair market values. This charge, totaling $9,430,000, of which $4,228,000 relates to the CM EMEA computer systems, is included in the facilities and IT-related charges quantified above. To the extent owned facilities, equipment or IT-related assets were written down as part of these charges, the write-downs were to estimated fair value based upon management’s estimates of asset value based upon historical experience and/or analyses of comparable facilities or assets. Particularly in the case of IT-related initiatives, many of the assets were written off entirely as there is no potential to sell the related assets or otherwise realize value of the assets in the business.

      The Company also incurred restructuring and other charges in the first quarter of fiscal 2004. These charges totaled $32,153,000 pre-tax and $22,186,000 after-tax, or $0.18 per diluted share. The pre-tax charge consisted of severance costs ($9,393,000), charges related to consolidation of selected facilities ($10,848,000), write-downs of certain capitalized IT-related initiatives ($6,909,000) and other items, consisting primarily of the write-off of the remaining unamortized deferred loan costs associated with the Company’s multi-year credit facility terminated in September 2003 ($5,003,000).

      Severance charges related to workforce reductions of approximately 400 personnel completed during the first quarter of fiscal 2004, primarily in executive, support and other non-customer facing functions in the Americas and EMEA regions. Management also identified a number of facilities for consolidation primarily in the Americas and EMEA regions. These facilities generally related to certain logistics and warehousing operations as well as certain administrative facilities across both operating groups and at the corporate level. The charges related to reserves for remaining non-cancelable lease obligations and write-downs to fair market value of owned assets located in these facilities that have been vacated. Management also evaluated and elected to discontinue a number of IT-related initiatives similar to the decisions reached in the second quarter of fiscal 2004 as discussed above. These charges related to the write-off of capitalized hardware and software.

      The combined charges recorded in the six months ended January 3, 2004 totaled $55,618,000 pre-tax and $38,537,000, after-tax, or $0.32 per diluted share. Of these pre-tax charges, $31,409,000 represented non-cash write-downs and $24,209,000 require the use of cash, which relates primarily to severance costs and contractual lease commitments.

AVNET, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

      The following table summarizes the Company’s restructuring and other charge activity during the first six months of fiscal 2005:

	Severance	Facility	IT-Related
	Costs	Exit Costs	Costs	Other	Total

	(Thousands)
Balance at July 3, 2004	$3,028	$22,345	$872	$548	$26,793
Amounts utilized	(1,093)	(6,930)	(549)	(15)	(8,587)
Adjustments	21	(500)	—	—	(479)
Other, principally foreign currency translation	240	1,190	5	18	1,453

Balance at January 1, 2005	$2,196	$16,105	$328	$551	$19,180

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

      As part of management’s ongoing analysis of its restructuring reserves, the Company has recorded certain adjustments during the six months ended January 1, 2005. These adjustments were recorded through selling, general and administrative expenses during the first half of fiscal 2005. The adjustments related to recording additional severance costs based upon revised estimates of required payouts offset in part by the reversal of certain excess legal expense reserves associated with finalization of termination payments. The Company also reduced certain lease reserves due to modification to sublease and termination assumptions based upon ongoing market conditions.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

      For a description of the Company’s critical accounting policies and an understanding of the significant factors that influenced the Company’s performance during the quarters and six months ended January 1, 2005 and January 3, 2004, this Management’s Discussion and Analysis of Financial Condition and Results of Operations (“MD&A”) should be read in conjunction with the consolidated financial statements, including the related notes, appearing in Item 1 of this Report as well as the Company’s Annual Report on Form 10-K for the year ended July 3, 2004. The Company operates on a “52/ 53-week” fiscal year and, as a result, the six months ended January 1, 2005 contained 26 weeks while the six months ended January 3, 2004 contained 27 weeks. This extra week in the first six months of fiscal 2004 impacts many of the areas discussed in this MD&A.

      There are numerous references to the impact of foreign currency translation in the discussion of the Company’s results of operations that follow. Over the past several years, the US Dollar has continued to significantly weaken in comparison to most foreign currencies, especially the Euro (which strengthened against the US Dollar by roughly 9% from the second quarter of fiscal 2004 to the second quarter of fiscal 2005). When the weaker US Dollar exchange rates of the current year are used to translate the results of operations of Avnet’s subsidiaries denominated in foreign currencies, the resulting impact is an increase, in US Dollars, of reported results.

      In addition to disclosing financial results that are determined in accordance with generally accepted accounting principles (“GAAP”), the Company also discloses certain non-GAAP financial information such as income or expense items as adjusted for the impact of foreign currency exchange rate fluctuations, as discussed above. Management believes that providing this additional information is useful to the reader to better assess and understand operating performance, especially when comparing results with previous periods or forecasting performance for future periods, primarily because management typically monitors the business both including and excluding these adjustments to GAAP results. Management also uses the non-GAAP measures to establish operational goals and, in some cases, for measuring performance for compensation purposes. However, analysis of results and outlook on a non-GAAP basis should be used as a complement to, and in conjunction with, data presented in accordance with GAAP.

OVERVIEW

Organization

      Avnet, Inc. and its subsidiaries (the “Company” or “Avnet”) is one of the world’s largest industrial distributors, based on sales, of electronic components, enterprise computer products and embedded subsystems. Avnet provides cost-effective services and solutions vital to a broad base of more than 100,000 original equipment manufacturers (“OEMs”), contract manufacturers, original design manufacturers, value-added resellers (“VARs”) and end-users. Avnet distributes electronic components, computer products and software as received from its suppliers or with assembly or other value added by Avnet. Additionally, Avnet provides engineering design, materials management and logistics services, system integration and configuration, and supply chain advisory services.

      The Company consists of two operating groups — Avnet Electronics Marketing (“EM”) and Avnet Technology Solutions (“TS”) — each with operations in the three major economic regions of the world: the Americas, EMEA (Europe, Middle East and Africa) and Asia/Pacific. A brief summary of each operating group is provided below:

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

Results of Operations

Executive Summary

      The electronic components market, in which EM operates, is more cyclical than the computer product industry. As a result, the operations of TS typically serve to offset some of the impact of the cyclicality inherent in EM’s business. Additionally, Avnet’s second quarter is traditionally the strongest quarter for its computer product business, driven primarily by the calendar year-end budgeting cycles of many of TS’s customers. As a result of these factors, TS posted record quarterly sales of $1.40 billion in the second quarter of fiscal 2005, an increase of 15.0% over TS’s results for the second quarter of fiscal 2004. EM’s sales of $1.48 billion in the second quarter of fiscal 2005 also represented a substantial year-over-year increase of 11.0%, which is indicative of an electronics component industry that was still in the late stages a year ago of emerging from the industry and economic downturn that began in fiscal 2001. Also indicative of the current trends for Avnet’s two operating groups is a sequential analysis of sales results. TS yielded a 35.6% increase in sales over the first quarter of fiscal 2005. EM’s sales declined slightly, by 5.5%, from the first quarter of this fiscal year, due primarily to some reductions in inventory at certain EM customers, which caused a slight softening in the electronic components market in the last month or two of fiscal 2004 and the first half of the current fiscal year. However, the impact of this apparent mid-cycle inventory correction in the electronic component business was more than offset by TS’s strong performance in the current quarter, resulting in Avnet’s consolidated sales in the second quarter of fiscal 2005 increasing by 12.9% over the second quarter of fiscal 2004 and by 10.9% as compared with the first quarter of fiscal 2005. Moreover, the second quarter of fiscal 2005 represents the eighth consecutive quarter of year-over-year growth in consolidated sales. After excluding the impacts of foreign currency exchange rates, Avnet still posted consolidated sales growth of 9.7% year-over-year and 8.8% on a sequential quarterly basis.

      In addition to the revenue growth noted above, Avnet also posted significant year-over-year improvement in profitability. Operating income increased 145.4% over the prior year second quarter. However, the prior year results included certain restructuring charges discussed further in this MD&A that totaled $23.5 million, or 0.9% of sales. The increase in profitability year-over-year remains significant even without these restructuring charges, which negatively impacted prior year profits. Furthermore, operating profit margin reached 2.9% in the second quarter of fiscal 2005 — Avnet’s highest operating profit margin for a second fiscal quarter since fiscal 2001. In the second quarter of fiscal 2005, operating income dollars and operating profit margin also improved by 14.9% and 10 basis points, respectively, when compared with the first quarter of fiscal 2005. This continuing improvement in profitability is a result of the Company’s ongoing value-based management initiatives and focus on operating costs over the past several years. These efforts resulted in operating expenses as a percentage of both sales and gross profit dollars also reaching their lowest level for a second fiscal quarter since fiscal 2001.

Sales

      The table below provides period sales for the Company and its operating groups:

			Sequential		Year-Year
	Q2-Fiscal ’05	Q1-Fiscal ’05	% Change	Q2-Fiscal ’04	% Change

	(Dollars in thousands)
Avnet, Inc.	$2,883,155	$2,600,001	10.9%	$2,554,460	12.9%
EM	1,478,189	1,564,223	(5.5)	1,332,229	11.0
TS	1,404,966	1,035,778	35.6	1,222,231	15.0
EM
Americas	$595,082	$639,100	(6.9)%	$561,839	5.9%
EMEA	552,370	594,370	(7.1)	456,381	21.0
Asia	330,737	330,753	0.0	314,009	5.3
TS
Americas	$933,896	$703,243	32.8%	$821,931	13.6%
EMEA	422,336	278,848	51.5	361,833	16.7
Asia	48,734	53,687	(9.2)	38,467	26.7
Totals by Region
Americas	$1,528,978	$1,342,343	13.9%	$1,383,770	10.5%
EMEA	974,706	873,218	11.6	818,214	19.1
Asia	379,471	384,440	(1.3)	352,476	7.7

      Consolidated sales for the second quarter of fiscal 2005 were $2.88 billion, up $328.7 million, or 12.9%, over the prior year’s second quarter consolidated sales of $2.55 billion. Approximately $82 million of this year-over-year increase resulted from the impact of foreign currency exchange rates when translating foreign currency denominated amounts into U.S. dollars (the “translation impact”). Consolidated sales also increased sequentially by $283.2 million (approximately $55 million related to the translation impact), or 10.9%, as compared with the first quarter of fiscal 2005. Bolstered by the typically strong second quarter performance of TS, as further discussed below, the consolidated sales in the second quarter of fiscal 2005 represented the Company’s strongest quarterly sales performance since the third quarter of fiscal 2001.

      EM reported sales of $1.48 billion in the second quarter of fiscal 2005, up $146.0 million, or 11.0%, over the prior year second quarter sales of $1.33 billion. Sequentially, EM’s sales were down by $86.0 million, or 5.5%, as compared with the first quarter of the current fiscal year. The second quarter of fiscal 2005 represented the tenth consecutive quarter of year-over-year improvement in sales for EM and the fifth consecutive quarter of year-over-year sales growth in excess of 10%. Although approximately $42 million of the year-over-year growth for EM is estimated to have resulted from the translation impact of foreign currency exchange rates, the growth trend continues to be encouraging as the electronic components market has progressively grown yearly since emerging from the industry and economic downturn that began in fiscal 2001 and extended into fiscal 2004. Management believes the sequential decline at EM is due primarily to a mid-cycle inventory correction whereby there has been a shortening of lead-times at many suppliers, beginning in late fiscal 2004 and at the start of the current fiscal year, which has resulted in the targeted reduction of inventory at certain of Avnet’s customers. Management continues to believe this apparent mid-cycle inventory correction is a short-term trend that is expected to recede in the second half of fiscal 2005. Also impacting EM’s sales on a sequential basis is the typically slow period in the electronic component industry during the holiday weeks at the end of December.

      EM grew its year-over-year sales in all three regions. The most notable increase was in EMEA, which posted a year-over-year increase in sales of 21.0%, with approximately 40% of this growth estimated to have resulted from the translation impact. This growth in the EMEA region coupled with EM’s increased sales in the Americas and Asia regions of 5.9% and 5.3%, respectively, is a result of a continuing year-over-year increase in customer demand throughout Avnet’s customer base. Sequentially, sales for EM’s Americas operations fell 6.9%. Sales for the EMEA region similarly dropped 7.1% although the sequential decline in EMEA would have been more significant were it not for the positive impact on sales from fluctuations in foreign currency exchange rates between the two quarters. The sequential decline in these two regions is indicative of the apparent mid-cycle inventory correction and holiday factors discussed above. Sales for EM’s Asian operations were flat sequentially. This trend, coupled with improving trends in customer bookings, leads management to believe that this is a potentially positive sign as Asia was the first region to experience a slowdown in customer bookings in late fiscal 2004 and, now, appears to be the first region to begin to emerge from the apparent mid-cycle inventory correction for electronic components.

      Avnet’s second fiscal quarter is consistently the strongest quarter for TS, based upon the calendar year-end budgeting cycles of many of TS’s customers. However, TS exceeded the expectations of Avnet management by posting record quarterly sales of $1.40 billion. This sales level represents an increase of $182.7 million, or 15.0%, over the prior year second quarter and an increase of $369.2 million, or 35.6%, over the first quarter of the current fiscal year. Approximately $40 million and $26 million, respectively, of this year-over-year and sequential sales growth is attributed to the translation impact. The growth in TS sales occurred across substantially all product lines, with server sales and storage and networking sales providing the largest boost to TS sales results.

      TS grew sales in all three regions on a year-over-year basis and in its two biggest regions sequentially. Avnet’s TS EMEA operations posted the most significant improvement by posting sales growth of 16.7% and 51.5% over the prior year second quarter and the first quarter of the current fiscal year, respectively. Approximately two-thirds of this year-over-year growth was driven by the translation impact of foreign currency exchange rates while less than one-fifth of the sequential increase is estimated to relate to the translation impact. TS’s Americas operations also yielded significant sales growth on both a year-over-year and on a sequential basis at 13.6% and 32.8%, respectively. The growth in both regions on a constant dollar basis was fueled most predominantly by increasing enterprise computing products demand, although this growth trend is also evident across the majority of TS’s product lines. The Asia region, which is far smaller than the other two regions of TS at only 3.5% of TS’s global sales in the second quarter, is the only region that yielded a decline in sales on a sequential basis ($5.0 million, or 9.2%, drop in sales) although the Asia region yielded the most significant year-over-year percentage growth at 26.7%.

      On an overall regional basis, the EMEA region was the Company’s largest sales growth region. EMEA represented 33.8% of consolidated sales in the second quarter of fiscal 2005 as compared with 32.0% in the second quarter of fiscal 2004. Although some of this growth is attributable to the translation impact of foreign exchange rates as discussed above, it is also largely a credit to the focus of the EMEA teams on growing the business in both operating groups, even despite the apparent mid-cycle inventory correction in electronic components. Although the year-over-year growth in the Asia region is not as significant as it was in the past two or more years when Asia was growing nearly 50% annually in EM alone, management still expects Asia to be one of its largest growth opportunities on a go-forward basis. With its established position throughout the Asia region, most notably in markets in the Peoples’ Republic of China, management believes Avnet is well positioned to continue to capitalize on the region’s growth.

      Consolidated sales for the six months ended January 1, 2005 were $5.48 billion, up $521.0 million, or 10.5%, over sales of $4.96 billion in the six months ended January 3, 2004, which contained an extra week of operations based upon Avnet’s fiscal calendar. On a per-week basis, sales in the first half of the current year increased 14.8%. Although the year-over-year increase is enhanced by the positive translation impacts of foreign currency exchange rates, the timing of Avnet’s fiscal calendar in the first half of last year resulted in an opposite effect because the two quarters ended January 3, 2004 contained three calendar quarter-ends. This is an important factor that boosted sales in the first half of last year because of the calendar-based budgeting cycles of many of TS’s customers. The year-over-year improvement in sales is a result of ongoing growth of both of Avnet’s operating groups as the Company has continued to emerge from the industry and economic downturn that began in fiscal 2001. Specifically, EM sales of $3.04 billion for the first six months of fiscal 2005 were up $352.2 million, or 13.1%, over the first six months of fiscal 2004. TS’s sales of $2.44 billion for the first six months of fiscal 2005 were also up $168.8 million, or 7.4%, over the first six months of fiscal 2004.

Gross Profit and Gross Profit Margins

      Avnet’s consolidated gross profit in the second quarter of fiscal 2005 was $373.9 million, up $44.7 million, or 13.6%, over the second quarter of fiscal 2004. Gross profit margins of 13.0% in the current year second quarter improved slightly from the prior year when gross profit margins were 12.9%. The mix of business between Avnet’s two operating groups can have significant impacts on gross profit margins. This is because TS is a higher asset velocity but lower gross profit margin business than EM. The record performance of TS in the second quarter of fiscal 2005, combined with the impacts of the apparent mid-cycle inventory correction in electronic components discussed previously, resulted in TS constituting a slightly larger percentage of Avnet’s consolidated sales at 48.7% in the current year second quarter as compared with 47.8% in the prior year. Despite this trend, gross profit margins improved marginally year-over-year primarily because TS successfully improved its gross profit margin performance in all three regions. This improvement at TS is a result of the computer products group continuing to focus on value-added solutions and more profitable sales relationships. The improvement at TS was offset, in part, by some drop-off in gross profit margin in the EM operations driven by moderate pricing pressures resulting from the previously discussed apparent mid-cycle inventory correction. Although both operating groups continue to focus on enhancing profitability, management expects Avnet’s mix of business between operating groups will return to customary levels with EM constituting a larger percentage of sales in the third quarter of fiscal 2005. Thus, management anticipates that consolidated gross profit margins will improve by a more substantial margin in the upcoming third fiscal quarter.

      Consolidated gross profit and gross profit margins for the first six months of fiscal 2005 were $723.5 million and 13.2%, respectively. In comparison, consolidated gross profit and gross profit margins for the first six months of fiscal 2004 were $638.3 million and 12.9%, respectively. The 34 basis point improvement in margins in the current year’s first half is driven by the enhanced profitability at TS in the current year as well as the higher margin EM business constituting a slightly higher percentage of the Company’s overall sales in fiscal 2005 as compared with fiscal 2004.

Selling, General and Administrative Expenses

      Selling, general and administrative expenses in the second quarter of fiscal 2005 were $289.9 million, an increase of $18.4 million, or 6.8%, over the second quarter of fiscal 2004. However, selling, general and administrative expenses as a percentage of sales decreased in the current year second quarter to 10.1% as compared with 10.6% in the second quarter of fiscal 2004. Furthermore, more than half of the year-over-year increase in selling, general and administrative expense dollars in the current year is estimated to have resulted from the translation impact of foreign currency exchange rates. In addition to selling, general and administrative expenses as a percentage of sales, another key metric used by management is the ratio of this expense line item to gross profit dollars. In the second quarter of fiscal 2005, selling, general and administrative expenses as a percentage of gross profit improved to 77.5% as compared with 82.5% in the prior year second quarter. The year-over-year improvement in these expense metrics is attributable to the Company’s ongoing cost reduction initiatives of recent years combined with increased sales and gross profit margins as discussed above. Specifically, cost reduction efforts that resulted in restructuring and other charges in the first half of fiscal 2004 (see Restructuring and Other Charges) had not yet begun to fully impact the Company’s operating results in the prior year second quarter. The prior year restructuring efforts targeted the removal of approximately $90 million of annualized operating expenses from the Company’s ongoing operations. While management estimates that it was successful in this effort, certain of the impacts of these cost reduction efforts did not take full effect until the second half of fiscal 2004. Since the prior year restructuring efforts, management has continued through its value-based management initiatives to manage the operating cost run-rate of the business. Furthermore, the enhanced overall profitability of the Company serves to further improve the Company’s ratio of selling, general and administrative expenses to gross profit dollars.

      Selling, general and administrative expenses for the first six months of fiscal 2005 were $566.4 million, or 10.3% of consolidated sales, as compared with $540.0 million, or 10.9% of consolidated sales, in the first six months of fiscal 2004. Selling, general and administrative expenses were 78.3% and 84.6% of gross profit in the first six months of fiscal 2005 and 2004, respectively. The single biggest factor for the improvement in operating expense run-rates are the cost reduction efforts discussed above. The improvement in absolute dollars year-over-year would have been even more substantial were it not for the translation impact of foreign currency exchange rates, which are estimated to have resulted in an increase in current year selling, general and administrative expenses by approximately $19 million. However, this effect is offset partially by the impact of the extra week of operations in the first half of the prior year which increased selling, general and administrative expenses accordingly.

Restructuring and Other Charges

      During the first and second quarters of fiscal 2004, the Company executed certain restructuring and cost cutting initiatives in order to improve profitability. These actions can generally be broken into three categories: (1) the combination of the Company’s Computer Marketing (“CM”) and Applied Computing (“AC”) operating groups into one computer products and services business called Technology Solutions; (2) the reorganization of the Company’s global IT resources, which had previously been administered generally on a separate basis within each of the Company’s operating groups; and (3) various other reductions within EM and certain centralized support functions.

      As a result of actions completed during the quarter ended January 3, 2004, the Company recorded restructuring and other charges, which totaled $23.5 million pre-tax, $16.4 million after-tax, or $0.14 per diluted share. The pre-tax charges consisted of severance costs ($5.3 million), charges related to write-downs of owned assets and consolidation of selected facilities ($4.8 million), write-downs of certain capitalized IT-related initiatives ($12.9 million) and other items ($0.5 million).

      Severance charges related to workforce reductions of approximately 120 personnel, the majority of whom staffed warehousing, administrative and support functions, primarily for facilities within the TS operations in EMEA that were identified for consolidation as part of the combination of CM and AC. A smaller portion of these charges also impacted operations in the Americas. The combination of CM and AC in EMEA also led to charges related to reserves for remaining non-cancelable lease obligations and write-downs to fair market value of assets located in the facilities that were vacated. The facilities primarily served in warehousing and administrative capacities that became redundant with the combination of the two former operating groups into TS. Management also evaluated and elected to discontinue a number of IT-related initiatives that, in light of recent business restructurings, no longer met the Company’s return on investment standards for continued use or deployment. These charges related to the write-off of capitalized hardware and software. Lastly, the Company’s efforts to combine CM and AC in EMEA resulted in the decision to merge the former CM EMEA operations onto the computer systems that had historically been used in the AC EMEA business. The change in the use of this significant asset in CM EMEA generated a need to analyze the group of long-lived assets within the former CM EMEA operations for impairment. As a result of this analysis, the Company recorded an impairment charge to write-down certain long-lived assets to their estimated fair market values. This charge, totaling $9.4 million, of which $4.2 million relates to the CM EMEA computer systems, is included in the facilities and IT-related charges quantified above. To the extent owned facilities, equipment or IT-related assets were written down as part of these charges, the write-downs were to estimated fair value based upon management’s estimates of asset value based upon historical experience and/or analyses of comparable facilities or assets. Particularly in the case of IT-related initiatives, many of the assets were written off entirely as there is no potential to sell the related assets or otherwise realize value of the assets in the business.

      The Company also incurred restructuring and other charges in the first quarter of fiscal 2004. These charges totaled $32.1 million pre-tax and $22.1 million after-tax, or $0.18 per diluted share. The pre-tax charge consisted of severance costs ($9.4 million), charges related to consolidation of selected facilities ($10.8 million), write-downs of certain capitalized IT-related initiatives ($6.9 million) and other items, consisting primarily of the write-off of the remaining unamortized deferred loan costs associated with the Company’s multi-year credit facility terminated in September 2003 ($5.0 million).

      Severance charges related to workforce reductions of approximately 400 personnel completed during the first quarter of fiscal 2004, primarily in executive, support and other non-customer facing functions in the Americas and EMEA regions. Management also identified a number of facilities for consolidation primarily in the Americas and EMEA regions. These facilities generally related to certain logistics and warehousing operations as well as certain administrative facilities across both operating groups and at the corporate level. The charges related to reserves for remaining non-cancelable lease obligations and write-downs to fair market value of owned assets located in these facilities that have been vacated. Management also evaluated and elected to discontinue a number of IT-related initiatives similar to the decisions reached in the second quarter of fiscal 2004 as discussed above. These charges related to the write-off of capitalized hardware and software.

      The combined charges recorded in the six months ended January 3, 2004 totaled $55.6 million pre-tax and $38.5 million, after-tax, or $0.32 per diluted share. Of these pre-tax charges, $31.4 million represented non-cash write-downs and $24.2 million require the use of cash, which relates primarily to severance costs and contractual lease commitments.

      As part of management’s ongoing analysis of its restructuring reserves, the Company has recorded certain adjustments during the six months ended January 1, 2005. These adjustments, which totaled $0.5 million, were recorded as a reduction of selling, general and administrative expenses during the first half of fiscal 2005. The adjustments related to recording additional severance costs based upon revised estimates of required payouts offset in part by the reversal of certain excess legal expense reserves associated with finalization of termination payments. The Company also reduced certain lease reserves due to modification to sublease and termination assumptions based upon ongoing market conditions.

      As of January 1, 2005, the Company’s remaining reserves for restructuring and other related reserve activities totaled $19.2 million. Of this balance, $2.2 million relates to remaining severance reserves, the majority of which management expects to utilize by the end of the first quarter of fiscal 2006. Reserves for $16.1 million relate to contractual lease commitments, substantially all of which the Company expects to utilize by the end of fiscal 2007. Lastly, the Company’s IT-related and other reserve, which total $0.9 million, relate primarily to remaining contractual commitments, the majority of which the Company expects to utilize by the end of fiscal 2005.

Operating Income

      As a result of the factors discussed previously in this MD&A, operating income for the second quarter of fiscal 2005 was $84.0 million (2.9% of consolidated sales) as compared with operating income of $34.2 million (1.3% of consolidated sales) in the second quarter of fiscal 2004. The results for the second quarter of fiscal 2004 were negatively impacted by restructuring and other charges recorded during that quarter (see Restructuring and Other Charges), which totaled $23.5 million, or 0.9% of consolidated sales. EM’s operating income margin was 3.2% in the second quarter of fiscal 2005, which is an improvement of 19 basis points over the prior year second quarter. In addition to posting record sales, TS also posted a quarterly record for operating income dollars, propelled by higher sales volume and enhanced profitability of TS as discussed previously in this MD&A. As a result, TS yielded a much more significant improvement in operating income margin from 2.5% in the prior year second quarter to 3.6% in the second quarter of fiscal 2005.

      Operating income for the six months ended January 1, 2005 was $157.0 million (2.9% of consolidated sales), up from operating income of $42.6 million (0.9% of consolidated sales) in the first six months of fiscal 2004. The results for the first six months of the prior fiscal year were negatively impacted by restructuring and other charges, which totaled $55.6 million, or 1.1% of consolidated sales.

Interest Expense and Other Income, net

      Interest expense for the second quarter of fiscal 2005 was $21.3 million, down $1.9 million, or 8.4%, from interest expense of $23.2 million in the prior year second quarter. Interest expense declined year-over-year due to a combination of lower debt outstanding and a lower effective interest rate on outstanding borrowings. Specifically, the Company’s total debt outstanding at January 1, 2005 is $1.34 billion as compared with $1.39 billion at January 3, 2004. More significantly, since the second quarter of fiscal 2004, the Company has repaid $100.0 million of 6 7/8% Notes due March 15, 2004 and $273.4 million of 7 7/8% Notes due February 15, 2005. The only significant debt added since the prior year second quarter consists of the Company’s Convertible Debentures due March 15, 2034, which bear interest at 2.0% per annum. These factors have had a similar impact on the Company’s year-to-date results as interest expense for the first six months of fiscal 2005 totaled $42.1 million, down $8.2 million, or 16.4%, from interest expense of $50.4 million in the first half of fiscal 2004.

      Other income, net, was $0.1 million in the second quarter of fiscal 2005 as compared with $1.9 million in the second quarter of fiscal 2004. The decrease in other income was related to a combination of lower interest income in the current fiscal year as a result of an interest-bearing note receivable that was collected prior to fiscal 2005 and higher foreign currency losses in the current fiscal year when compared to the second quarter of fiscal 2004. Similarly, other income, net, for the first six months of fiscal 2005 was $0.4 million, down from $4.2 million in the six months ended January 1, 2004.

Income Tax Provision (Benefit)

      The Company’s effective tax rate on its income (loss) before income taxes was 30.8% in the quarter and six months ended January 1, 2005 as compared with an effective tax rate of 31.0% in the quarter and six months ended January 3, 2004. The mix of Avnet’s profits amongst its various international subsidiaries with varying statutory tax rates, including the projected mix of profits for the remainder of the fiscal year, impacts the Company’s effective tax rate.

Net Income (Loss)

      As a result of the operational performance and other factors described in the preceding sections of this MD&A, the Company’s consolidated net income for the second quarter of fiscal 2005 was $43.5 million ($0.36 per share on a diluted basis) as compared to net income of $8.9 million ($0.07 per share on a diluted basis) in the second quarter of fiscal 2004. The second quarter results of fiscal 2004 include certain charges discussed in Restructuring and Other Charges which yielded a negative after-tax impact in that quarter of $16.4 million or $0.14 per share on a diluted basis.

      The Company’s consolidated net income for the first six months of fiscal 2005 was $79.8 million ($0.66 per share on a diluted basis) as compared to a net loss of $2.4 million ($0.02 per share on a diluted basis) in the first half of fiscal 2004. The first half results of fiscal 2004 include the negative after-tax impact of restructuring and other charges of $38.5 million or $0.32 per share on a diluted basis.

LIQUIDITY AND CAPITAL RESOURCES

Cash Flow

      The following table summarizes the Company’s cash flow activity for the quarters and six months ended January 1, 2005 and January 3, 2004, including the Company’s computation of free cash flow and a reconciliation of this metric to the nearest GAAP measure of net cash flow from operations. Management believes that the non-GAAP metric of free cash flow is a useful measure to help management and investors better assess and understand the Company’s operating performance and sources and uses of cash. Management also believes the analysis of free cash flow assists in identifying underlying trends in the business.

	Second Quarters Ended		Six Months Ended

	January 1, 2005	January 3, 2004	January 1, 2005	January 3, 2004

	(Thousands)
Net income excluding non-cash and other reconciling items(1)	$99,798	$55,200	$170,010	$85,939
Cash flow generated from working capital (excluding cash and cash equivalents)(2)	145,222	36,044	67,767	62,365

Net cash flow from operations	245,020	91,244	237,777	148,304
Cash flow generated from (used for):
Purchase of property, plant and equipment	(9,494)	(7,166)	(15,740)	(14,923)
Cash proceeds from sales of property, plant and equipment	6,338	254	6,797	1,306
Acquisition of operations, net	(60)	—	(1,105)	(1,448)
Effect of exchange rates on cash and cash equivalents	12,602	9,895	15,767	13,042
Other, net financing activities	335	5,744	184	6,497

Net free cash flow	254,741	99,971	243,680	152,778
Proceeds from (repayment of) debt, net	31,816	(31,590)	(9,324)	(68,796)

Net increase in cash and cash equivalents	$286,557	$68,381	$234,356	$83,982

(1)	Net income excluding non-cash and other reconciling items is the combination of the Company’s net income (loss) with the non-cash and other reconciling items in cash flows from operations (depreciation and amortization, deferred taxes, non-cash restructuring and other charges and other, net).

(2)	Cash flow generated from working capital is the combination of the changes in the Company’s working capital and other balance sheet accounts in cash flow from operations (receivables, inventories, accounts payable and accrued expenses and other, net).

      During all periods presented above, the Company has generated positive cash flow from operations. This has resulted primarily from improved profitability as discussed previously in this MD&A as well as net cash flows generated from working capital, excluding cash and cash equivalents. The Company has continued to focus on improvements in asset utilization and efficiency by reducing the net balance of receivables, inventories and accounts payable in an electronic component and computer product industry that has continued to emerge from the industry and economic downturn of the recent past. In the second quarter of fiscal 2005, the Company’s positive cash flow was further enhanced by two factors. First, the sequential decline in the EM business due to the apparent mid-cycle inventory correction discussed previously, allowed EM to reduce its working capital even more than anticipated, primarily through a larger than anticipated reduction of inventory since the first quarter of fiscal 2005 and a focus on receivables collections. Second, the business model for TS also contributes to positive cash flow at the end of every calendar year. Specifically, TS does not require as significant an ongoing investment in inventory as is required in EM. As a result, the high volume of sales that resulted in TS’s record quarter in the second quarter of fiscal 2005, generally passes through to directly generate positive cash flow, some of which will be invested back into the business in the third quarter of fiscal 2005 when the larger accounts receivable and accounts payable balances as of January 1, 2005 are settled. The combination of these two factors served to significantly increase the Company’s cash flow from operations in the current fiscal year when compared to the comparable periods in fiscal 2004.

      In addition to the positive cash flow from operations in all periods, the Company’s cash flows associated with investing activities such as purchases and sales of property, plant and equipment and acquisitions has remained relatively low in all periods presented above. The Company completed a small acquisition of a computer product distributor in Slovakia during the first six months of fiscal 2005 while the outflow of cash for acquisitions in the first six months of fiscal 2004 was related primarily to contingent purchase price payments for certain prior period acquisitions. In all periods presented, the translation impact of foreign currency exchange rates has generated positive cash flows as the U.S. Dollar equivalent of the Company’s cash and cash equivalents held in non-U.S. subsidiaries has generally continued to grow based upon the continued strengthening of most foreign currencies, especially the Euro, against the U.S. Dollar.

      As a result of these factors, the Company generated net free cash flow of $254.7 million and $243.7 million, respectively, for the quarter and six months ended January 1, 2005 as compared to net free cash flow generated of $100.0 million and $152.8 million, respectively, for the quarter and six months ended January 3, 2004.

Capital Structure and Contractual Obligations

      The following table summarizes the Company’s capital structure as of the end of the second quarter of fiscal 2005 with a comparison to fiscal 2004 year-end:

	January 1,	% of Total	July 3,	% of Total
	2005	Capitalization	2004	Capitalization

	(Dollars in thousands)
Short-term debt	$152,171	4.4%	$160,660	4.9%
Long-term debt	1,192,176	33.9	1,196,160	36.1

Total debt	1,344,347	38.3	1,356,820	41.0
Shareholders’ equity	2,168,594	61.7	1,953,426	59.0

Total capitalization	$3,512,941	100.0	$3,310,246	100.0

      Long-term debt in the above table includes the fair value adjustment of $8.8 million and $13.6 million at January 1, 2005 and July 3, 2004, respectively, for the hedged 8.00% and 9 3/4% Notes discussed in Financing Transactions. For a description of the Company’s long-term debt and lease commitments for the next five years and thereafter, see Long-Term Contractual Obligations appearing in Item 7 of the Company’s Annual Report on Form 10-K for the year ended July 3, 2004. With the exception of pay downs of debt obligations discussed herein and regularly scheduled lease payments, there are no material changes to this information.

      The Company also has an accounts receivable securitization program, discussed more fully in Off-Balance Sheet Arrangements below. There were no drawings under this facility at January 1, 2005 or July 3, 2004.

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

(ii) the average trading price of the Debentures falls below a certain percentage of the conversion value per Debenture for a specified period of time; (iii) the Company calls the Debentures for redemption; or (iv) certain corporate transactions, as defined, occur. Upon conversion, the Company will deliver cash in lieu of common stock as the Company made an irrevocable election in December 2004 to satisfy the principal portion of the Debentures, if converted, in cash. The Company may redeem some or all of the Debentures for cash any time on or after March 20, 2009 at the Debentures’ full principal amount plus accrued and unpaid interest, if any. Holders of the Debentures may require the Company to purchase, in cash, all or a portion of the Debentures on March 15, 2009, 2014, 2019, 2024 and 2029, or upon a fundamental change, as defined, at the Debentures’ full principal amount plus accrued and unpaid interest, if any.

      The Company has an unsecured, three-year $350.0 million credit facility with a syndicate of banks (the “Credit Facility”), which expires in June 2007. The Company may select from various interest rate options, currencies and maturities under the Credit Facility. The Credit Facility contains certain covenants, all of which the Company was in compliance with as of January 1, 2005. There were no borrowings under the Credit Facility at January 1, 2005 or July 3, 2004.

      The Company has two interest rate swaps with a total notional amount of $400.0 million in order to hedge the change in fair value of the 8.00% Notes due November 2006 (the “8% Notes”) related to fluctuations in interest rates. These contracts are classified as fair value hedges and mature in November 2006. The interest rate swaps modify the Company’s interest rate exposure by effectively converting the fixed rate on the 8% Notes to a floating rate (5.5% at January 1, 2005) based on three-month U.S. LIBOR plus a spread through their maturities. The Company has three additional interest rate swaps with a total notional amount of $300.0 million in order to hedge the change in fair market value of the 9 3/4% Notes due February 15, 2008 (the “9 3/4% Notes”) related to fluctuations in interest rates. These hedges are also classified as fair value hedges and mature in February 2008. These interest rate swaps modify the Company’s interest rate exposure by effectively converting the fixed rate on the 9 3/4% Notes to a floating rate (8.8% at January 1, 2005) based on three-month U.S. LIBOR plus a spread through their maturities. The hedged fixed rate debt and the interest rate swaps are adjusted to current market values through interest expense in the accompanying consolidated statements of operations. The Company accounts for the hedges using the shortcut method as defined under Statement of Financial Accounting Standards No. 133, Accounting for Derivative Instruments and Hedging Activities, as amended by Statement of Financial Accounting Standards No. 138, Accounting for Certain Derivative Instruments and Hedging Activities. Due to the effectiveness of the hedges since inception, the market value adjustments for the hedged debt and the interest rate swaps directly offset one another.

      In addition to its primary financing arrangements, the Company has several small lines of credit in various locations to fund the short-term working capital, foreign exchange, overdraft and letter of credit needs of its wholly owned subsidiaries in Europe and Asia. Avnet generally guarantees its subsidiaries’ debt under these facilities.

Off-Balance Sheet Arrangements

      The Company has a $350.0 million accounts receivable securitization program (the “Program”) with two financial institutions whereby it may sell, on a revolving basis, an undivided interest in a pool of its trade accounts receivable. Under the Program the Company may sell receivables in securitization transactions and retain a subordinated interest and servicing rights to those receivables. Receivables sold under the Program are sold without legal recourse to third party conduits through a wholly owned bankruptcy-remote special purpose entity that is consolidated for financial reporting purposes. The Program qualifies for sale treatment under Statement of Financial Accounting Standards No. 140, Accounting for Transfer and Servicing of Financial Assets and Extinguishment of Liabilities. The availability for financing under the Program is dependent on the level of the Company’s trade receivables from month to month. There were no receivables sold under the Program at January 1, 2005 or July 3, 2004. The purpose of the Program is to provide the Company with an additional source of liquidity at interest rates more favorable than it could receive through other forms of financing. The term of the current Program agreement extends until August 2005.

Covenants and Conditions

      The Program agreement discussed above requires the Company to maintain minimum senior unsecured credit ratings in order to continue utilizing the Program in its current form. These minimum ratings triggers are Ba3 by Moody’s Investor Services or BB- by Standard & Poor’s. The Program also contains certain covenants relating to the quality of the receivables sold under the Program. If these conditions are not met, the Company may not be able to borrow any additional funds under the Program and the financial institutions may consider this an amortization event, as defined in the Program agreement, which would permit the financial institutions to liquidate the accounts receivable sold under the Program to cover any outstanding borrowings. Circumstances that could affect the Company’s ability to meet the required covenants and conditions of the Program include the Company’s ongoing profitability and perceived financial strength or weakness by credit rating agencies and various other economic, market and industry factors. The Company was in compliance with all covenants of the Program at January 1, 2005.

      The Credit Facility discussed in Financing Transactions contains certain covenants with various limitations on debt incurrence, dividends, investments and capital expenditures and also includes financial covenants requiring the Company to maintain minimum interest coverage and leverage ratios, as defined. Management does not believe that the covenants in the Credit Facility limit the Company’s ability to pursue its intended business strategy or future financing needs. The Company was in compliance with all covenants of the Credit Facility as of January 1, 2005.

      See Liquidity Analysis for further discussion of the Company’s availability under its primary financing facilities.

Liquidity Analysis

      The Company had total borrowing capacity of $700.0 million at January 1, 2005 under the Credit Facility and the Program, against which $18.7 million in letters of credit were issued under the Credit Facility resulting in $681.3 million of net availability at the end of the second quarter. The Company also had an additional $547.0 million of cash and cash equivalents at January 1, 2005. There are no significant financial commitments of the Company outside of normal debt and lease maturities discussed in Capital Structure and Contractual Obligations. Management believes that Avnet’s borrowing capacity, its current cash availability and the Company’s expected ability to generate operating cash flows are sufficient to meet its projected financing needs. The Company is less likely to generate positive cash flows from working capital reductions during an up-cycle in the electronic components and computer products industry. Furthermore, the typical trend resulting from the TS business model, as discussed in Cash Flow, may result in breakeven or even slight utilization of cash for working capital needs in the third fiscal quarter. However, additional cash requirements for working capital are generally expected to be offset by the operating cash flows generated by the Company’s enhanced profitability model resulting from the Company’s significant cost reductions achieved in recent years. Furthermore, the next significant public debt maturity is not until the $400.0 million 8% Notes mature in November 2006, which provides the Company with more than adequate time to review repayment or refinancing alternatives.

      The following table highlights the Company’s liquidity and related ratios as of the end of the second quarter of fiscal 2005 with a comparison to the fiscal 2004 year-end:

COMPARATIVE ANALYSIS — LIQUIDITY

	January 1,	July 3,	Percentage
	2005	2004	Change

	(Dollars in millions)
Current Assets	$3,926.1	$3,484.0	12.7%
Quick Assets	2,472.1	2,056.6	20.2
Current Liabilities	1,844.5	1,645.0	12.1
Working Capital	2,081.6	1,839.0	13.2
Total Debt	1,344.3	1,356.8	(0.9)
Total Capital (total debt plus total shareholders’ equity)	3,512.9	3,310.2	6.1
Quick Ratio	1.3:1	1.3:1
Working Capital Ratio	2.1:1	2.1:1
Debt to Total Capital	38.3%	41.0%

      The increases in the past six months in the Company’s current assets, quick assets (consisting of cash and cash equivalents and receivables) and current liabilities are primarily a function of the increase in receivables and accounts payable driven by the growth of sales in the first six months of fiscal 2005 and most notably in the latter half of the month of December when TS’s sales volumes are at their highest. Foreign currency exchange rates have also significantly impacted the Company’s working capital balances as reported in U.S. Dollars. The growth in the Company’s quick assets also reflects the substantial increase in cash and cash equivalents since the end of fiscal 2004 (see Cash Flow for further discussion). However, this increase is offset by the Company’s efforts to reduce inventory on-hand, especially in the EM operations, so the increase in current assets since the end of fiscal 2004 is not as substantial as the increase in quick assets.

      As a result of these trends, at January 1, 2005, quick assets were greater than the Company’s current liabilities by $627.6 million as compared with $411.6 million at July 3, 2004. Working capital increased to $2.08 billion at the end of the second quarter of fiscal 2005 as compared with $1.84 billion at the end of fiscal 2004.

Recently Issued Accounting Pronouncements

      In September 2004, the Emerging Issues Task Force (“EITF”) of the FASB reached a final consensus on EITF Issue No. 04-08 (“EITF 04-08”), The Effect of Contingently Convertible Instruments on Diluted Earnings Per Share. EITF 04-08 requires instruments with conversion features that are contingent upon an issuer’s stock price to be included in the earnings per share calculation using the “if-converted” method regardless of whether the contingency is met. However, EITF 04-08 allows for treasury stock method treatment for any convertible instruments that have provisions requiring cash-settlement up to the par value. EITF 04-08 is effective for interim and annual periods ending after December 15, 2004. In December 2004, the Company made an irrevocable election to satisfy the principal portion of its 2.0% Convertible Senior Debentures, if converted, in cash. Therefore, the Company has applied the treasury stock method for the Debentures both prospectively and retroactively for all periods presented. The adoption of EITF 04-08 had no impact on the Company’s consolidated financial statements or earnings per share as the Debentures were antidilutive both retrospectively and for the quarter and six months ended January 1, 2005. In addition, EITF 04-08 does not require retrospective application for the 4.5% Convertible Notes, which matured on September 1, 2004, because the Company settled these Notes in cash upon maturity.

      In November 2004, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standard (“SFAS”) No. 151, Inventory Costs, an amendment of ARB No. 43, Chapter 4 (“SFAS 151”). SFAS 151 requires that abnormal inventory costs such as abnormal freight, handling costs and spoilage be expensed as incurred rather than capitalized as part of inventory, and requires the allocation of fixed production overhead costs to be based on normal capacity. SFAS 151 is to be applied prospectively and is effective for inventory costs incurred during fiscal years beginning after June 15, 2005. The adoption of SFAS 151 is not expected to have a material impact on the Company’s consolidated financial statements.

      In December 2004, the FASB issued SFAS No. 123 (revised 2004), Share-Based Payments (“SFAS 123(R)”) which revises SFAS No. 123, Accounting for Stock-Based Compensation and supersedes APB Opinion No. 25, Accounting for Stock Issued to Employees. SFAS 123(R) requires all share-based payments to employees, including grants of employee stock options, to be measured at fair value and expensed in the consolidated income statement over the service period (generally the vesting period). SFAS 123(R) will be effective in Avnet’s first quarter of fiscal 2006 at which point the Company will begin to record the expense associated with share-based payments to employees. The estimated pro-forma impacts of expensing share-based payments on the periods presented herein are presented in Note 3 to the Consolidated Financial Statements appearing in Item 1 of this Report.

      In December 2004, the FASB issued Staff Position No. 109-2 (“FSP 109-2”) Accounting and Disclosure Guidance for the Foreign Earnings Repatriation Provision within the American Jobs Creation Act of 2004, which provides guidance for implementing the repatriation of earnings provisions of the American Jobs Creation Act of 2004 (the “Jobs Act”) and the impact on the Company’s income tax expense and deferred tax liabilities. The Jobs Act was enacted in October 2004. However, FSP 109-2 allows additional time beyond the period of enactment to allow the Company to evaluate the effect of the Jobs Act on the Company’s plan for reinvestment or repatriation of foreign earnings. The Company is currently evaluating the impact of the repatriation provisions of FSP 109-2. However, the Company cannot complete its evaluation until the U.S. Treasury provides additional guidance to clarify certain provisions of the Jobs Act. The Company is performing its evaluation in stages and, at this point, is considering a range between zero and $100 million for potential repatriation. However, the related range of income tax effects from such repatriation cannot be reasonably estimated at this time.

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

      See Liquidity and Capital Resources appearing in Item 2 of this Report for further discussion of the Company’s financing facilities and capital structure. As of January 1, 2005, 43% of the Company’s debt bears interest at a fixed rate and 57% of the Company’s debt bears interest at variable rates (including as variable rate debt the $400.0 million 8% Notes and $300.0 million of the 9 3/4% Notes based on the variable rate hedges in place to hedge the Company’s exposure to changes in fair value associated with these Notes due to changes in interest rates — see Financing Transactions for further discussion). Therefore, a hypothetical 1.0% (100 basis point) increase in interest rates would result in a $1.9 million impact on income before income taxes in the Company’s consolidated statement of operations for the quarter ended January 1, 2005.

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

      During the second quarter of fiscal 2005, there have been no changes to the Company’s internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

      In September 2002, the Company’s subsidiary, Sterling Electronics, Inc. (“Sterling”), was added as a defendant in an existing lawsuit filed in the Superior Court of California, County of Los Angeles, by property owners and residents in or near the San Gabriel Valley Superfund Site. This master case is a consolidation of six different matters filed during the period from July 1997 through November 2001. In March 2003, the court dismissed all six cases on technical grounds, but allowed the plaintiffs the opportunity to properly serve newly-added industrial defendants, including Sterling, in any case not yet outside the mandatory service period. In all six cases, the applicable service period has expired. Sterling, therefore, cannot be re-added to those cases as a defendant. The Company does not believe that it has any liability for this matter that will be material to its financial statements, cash flow or results of operations.

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

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

      The following table includes the Company’s monthly purchases of common stock during the second quarter ended January 1, 2005:

				Maximum Number
				(or Approximate
			Total Number of	Dollar Value) of
			Shares Purchased	Shares That May
	Total Number		as Part of Publicly	Yet Be Purchased
	of Shares	Average Price	Announced Plans	Under the Plans or
Period	Purchased	Paid per Share	or Programs	Programs

October	25,000	$16.75	—	—
November	20,000	$17.24	—	—
December	25,000	$19.12	—	—

      The purchases of Avnet common stock noted above were made on the open market to obtain shares for purchase under the Company’s Employee Stock Purchase Plan. None of these purchases were made pursuant to a publicly announced repurchase plan and the Company does not currently have a stock repurchase plan in place.

Item 4.	Submission of Matters to a Vote of Security Holders

      (a) The 2004 Annual Meeting of the Shareholders of the Company was held on November 11, 2004.

      (b) Not required. Proxies were solicited by the Company pursuant to Regulation 14A under the Securities Exchange Act of 1934, and no solicitation in opposition to management’s nominees for the board of directors was made. All of the nominees were elected.

      (c) The shareholders of the Company were asked to vote upon (i) election of directors; and (ii) ratification of the appointment of KPMG LLP as independent public accountants for the fiscal year ending July 2, 2005. The shareholders adopted all proposals by the following votes:

Election of Directors	For	Withheld

Eleanor Baum	110,224,176	456,712
J. Veronica Biggins	110,211,788	469,100
Lawrence W. Clarkson	110,229,331	451,557
Ehud Houminer	108,193,365	2,487,523
James A. Lawrence	109,024,600	1,656,288
Frank R. Noonan	109,017,234	1,663,654
Ray M. Robinson	108,734,994	1,945,894
Gary L. Tooker	109,017,778	1,663,110
Roy Vallee	109,357,556	1,323,332

				Broker
Matter	For	Against	Abstain	Non-Votes

Ratification of the appointment of KPMG LLP as independent public accountant to audit the books of the Company	104,227,629	4,398,971	31,492	2,022,795

      (d) Not applicable.

Item 6.	Exhibits

Exhibit
Number		Exhibit

31	.1*	Certification by Roy Vallee, Chief Executive Officer, under Section 302 of the Sarbanes-Oxley Act of 2002.
31	.2*	Certification by Raymond Sadowski, Chief Financial Officer, under Section 302 of the Sarbanes-Oxley Act of 2002.
32	.1**	Certification by Roy Vallee, Chief Executive Officer, under Section 906 of the Sarbanes-Oxley Act of 2002.
32	.2**	Certification by Raymond Sadowski, Chief Financial Officer, under Section 906 of the Sarbanes-Oxley Act of 2002.

*	Filed herewith.

**	Furnished herewith.

SIGNATURES

      Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

AVNET, INC.
(Registrant)

By:	/s/ RAYMOND SADOWSKI

Raymond Sadowski
Senior Vice President and
Chief Financial Officer

Date: February 9, 2005