Form 10-Q
period 2005-04-02
AVNET INC
filed 2005-05-11
CIK 8858

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended April 2, 2005

Commission File #1-4224
AVNET, INC.
Incorporated in New York

IRS Employer Identification No. 11-1890605
2211 South 47th Street, Phoenix, Arizona 85034
(480) 643-2000

      Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days.     Yes     ☑          No     ☐
      Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act).     Yes     ☑          No     ☐
      The total number of shares outstanding of the registrant’s Common Stock (net of treasury shares) as of April 29, 2005 — 120,666,283 shares.

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

PART I
FINANCIAL INFORMATION

Item 1.	Financial Statements
AVNET, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(Unaudited)

	April 2, 2005	July 3, 2004

	(Thousands, except
	share amounts)
ASSETS
Current assets:
Cash and cash equivalents	$594,348	$312,667
Receivables, less allowances of $84,360 and $78,410, respectively	1,785,628	1,743,962
Inventories	1,304,275	1,364,037
Other	47,830	63,320

Total current assets	3,732,081	3,483,986
Property, plant and equipment, net	165,833	187,339
Goodwill (Note 4)	896,563	894,882
Other assets	268,055	297,444

Total assets	$5,062,532	$4,863,651

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Borrowings due within one year (Note 5)	$68,788	$160,660
Accounts payable	1,216,530	1,099,703
Accrued expenses and other	379,342	384,630

Total current liabilities	1,664,660	1,644,993
Long-term debt, less due within one year (Note 5)	1,181,344	1,196,160
Other long-term liabilities	69,271	69,072

Total liabilities	2,915,275	2,910,225

Commitments and contingencies (Note 6)
Shareholders’ equity (Notes 8 and 9):
Common stock $1.00 par; authorized 300,000,000 shares; issued 120,666,000 shares and 120,483,000 shares, respectively	120,666	120,483
Additional paid-in capital	568,018	567,060
Retained earnings	1,235,778	1,114,789
Cumulative other comprehensive income (Note 8)	222,928	151,195
Treasury stock at cost, 6,689 shares and 5,695 shares, respectively	(133)	(101)

Total shareholders’ equity	2,147,257	1,953,426

Total liabilities and shareholders’ equity	$5,062,532	$4,863,651

See notes to consolidated financial statements.

AVNET, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

	Third Quarters Ended		Nine Months Ended

	April 2,	April 3,	April 2,	April 3,
	2005	2004	2005	2004

	(Thousands, except per share data)
Sales	$2,758,259	$2,639,589	$8,241,415	$7,601,699
Cost of sales	2,393,691	2,281,006	7,153,357	6,604,860

Gross profit	364,568	358,583	1,088,058	996,839
Selling, general and administrative expenses	286,037	284,731	852,478	824,752
Restructuring and other charges (Note 12)	—	—	—	55,618

Operating income	78,531	73,852	235,580	116,469
Other income, net	1,860	2,900	2,247	7,137
Interest expense	(20,963)	(23,817)	(63,088)	(74,184)
Debt extinguishment costs (Note 5)	—	(16,370)	—	(16,370)

Income before income taxes	59,428	36,565	174,739	33,052
Income tax provision	18,280	9,915	53,750	8,826

Net income	$41,148	$26,650	$120,989	$24,226

Net earnings per share (Note 9):
Basic	$0.34	$0.22	$1.00	$0.20

Diluted	$0.34	$0.22	$1.00	$0.20

Shares used to compute earnings per share (Note 9):
Basic	120,694	120,332	120,591	119,946

Diluted	121,414	121,909	121,373	120,921

See notes to consolidated financial statements.

AVNET, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Nine Months Ended

	April 2,	April 3,
	2005	2004

	(Thousands)
Cash flows from operating activities:
Net income	$120,989	$24,226
Non-cash and other reconciling items:
Depreciation and amortization	46,398	50,550
Deferred income taxes	32,100	(449)
Non-cash restructuring and other charges (Note 12)	—	31,409
Other, net (Note 10)	34,074	33,805
Changes in (net of effects from business acquisitions and dispositions):
Receivables	(11,538)	(233,771)
Inventories	96,691	(160,695)
Accounts payable	93,731	276,799
Accrued expenses and other, net	(28,266)	42,463

Net cash flows provided from operating activities	384,179	64,337

Cash flows from financing activities:
Issuance of notes in public offering, net of issuance costs (Note 5)	—	292,500
Repayment of notes (Note 5)	(89,589)	(444,245)
(Repayments of) proceeds from bank debt, net (Note 5)	(3,152)	38,282
Repayments of other debt, net (Note 5)	(169)	(2)
Other, net (Note 10)	923	13,299

Net cash flows used for financing activities	(91,987)	(100,166)

Cash flows from investing activities:
Purchases of property, plant and equipment	(22,257)	(19,378)
Cash proceeds from sales of property, plant and equipment	7,125	1,470
Acquisition of operations, net	(1,098)	(1,448)

Net cash flows used for investing activities	(16,230)	(19,356)

Effect of exchange rate changes on cash and cash equivalents	5,719	11,118

Cash and cash equivalents:
— increase (decrease)	281,681	(44,067)
— at beginning of period	312,667	395,467

— at end of period	$594,348	$351,400

Additional cash flow information (Note 10)
See notes to consolidated financial statements.

AVNET, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
1. In the opinion of management, the accompanying unaudited interim consolidated financial statements contain all adjustments necessary, all of which are of a normal recurring nature, except for the debt extinguishment costs discussed in Note 5 and the restructuring and other charges discussed in Note 12, to present fairly the Company’s financial position, results of operations and cash flows. For further information, refer to the consolidated financial statements and accompanying notes included in the Company’s Annual Report on Form 10-K for the fiscal year ended July 3, 2004.
2. The results of operations for the third quarter and nine months ended April 2, 2005 are not necessarily indicative of the results to be expected for the full year. The Company operates on a “52/53 week” fiscal year and, as a result, the nine months ended April 2, 2005 contained 39 weeks while the nine months ended April 3, 2004 contained 40 weeks.

3.	Stock-Based Compensation
      The Company follows Accounting Principles Board Opinion No. 25 (“APB 25”), Accounting for Stock Issued to Employees, in accounting for its stock-based compensation plans. In applying APB 25, no expense was recognized for options granted under the various stock option plans as the options granted during the periods presented had exercise prices equal to the market value of the underlying stock on the date of the grants. Statement of Financial Accounting Standards No. 148, Accounting for Stock-Based Compensation — Transition and Disclosure — An Amendment of FASB Statement No. 123, requires certain disclosure of the pro forma impact on net income and earnings per share as if a fair value-based method of measuring stock-based compensation, as defined by Statement of Financial Accounting Standards No. 123, Accounting for Stock-Based Compensation, had been applied.
      Reported and pro forma net income and earnings per share are as follows:

	Third Quarters Ended		Nine Months Ended

	April 2,	April 3,	April 2,	April 3,
	2005	2004	2005	2004

	(Thousands, except per share data)
Net income, as reported	$41,148	$26,650	$120,989	$24,226
Less: Fair value impact of employee stock compensation, net of tax	(1,938)	(2,559)	(6,437)	(7,383)

Pro forma net income	$39,210	$24,091	$114,552	$16,843

Earnings per share:
Basic and diluted — as reported	$0.34	$0.22	$1.00	$0.20

Basic — pro forma	$0.32	$0.20	$0.95	$0.14

Diluted — pro forma	$0.32	$0.20	$0.94	$0.14

Number of shares of common stock issued under the employee stock purchase plan	74,367	65,712	222,783	240,183

      Number of shares of common stock reserved for stock option and stock incentive programs as of April 2, 2005 — 16,970,723 shares.

AVNET, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

4.	Goodwill
      The following table presents the carrying amount of goodwill, by reportable segment, for the nine months ended April 2, 2005:

	Avnet	Avnet
	Electronics	Technology
	Marketing	Solutions	Total

	(Thousands)
Carrying value at July 3, 2004	$637,174	$257,708	$894,882
Additions	—	507	507
Foreign currency translation	82	1,092	1,174

Carrying value at April 2, 2005	$637,256	$259,307	$896,563

5.	External Financing
      Short-term debt consists of the following:

	April 2,	July 3,
	2005	2004

	(Thousands)
Bank credit facilities	$67,909	$70,096
4.5% Convertible Notes due September 1, 2004	—	2,956
7 7/8% Notes due February 15, 2005	—	86,633
Other debt due within one year	879	975

Short-term debt	$68,788	$160,660

      Bank credit facilities consist of various committed and uncommitted lines of credit with financial institutions utilized primarily to support the working capital requirements of foreign operations. The weighted average interest rates on the bank credit facilities at April 2, 2005 and July 3, 2004 were 3.7% and 2.5%, respectively.
      Long-term debt consists of the following:

	April 2,	July 3,
	2005	2004

	(Thousands)
8.00% Notes due November 15, 2006	$400,000	$400,000
9 3/4% Notes due February 15, 2008	475,000	475,000
2% Convertible Senior Debentures due March 15, 2034	300,000	300,000
Other long-term debt	7,813	7,597

Subtotal	1,182,813	1,182,597
Fair value adjustment for hedged 8.00% and 9 3/4% Notes	(1,469)	13,563

Long-term debt	$1,181,344	$1,196,160

      In February 2005, the Company repaid the remaining $86,633,000 of the 7 7/8% Notes that matured on February 15, 2005.
      In March 2004, the Company issued $300,000,000 of 2% Convertible Senior Debentures due March 15, 2034 (the “Debentures”). The Debentures are convertible into Avnet common stock at a rate of 29.5516 shares of common stock per $1,000 principal amount of Debentures. The Debentures are only

AVNET, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
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
      The Company has an unsecured, three-year $350,000,000 credit facility with a syndicate of banks (the “Credit Facility”), which expires in June 2007. The Company may select from various interest rate options, currencies and maturities under the Credit Facility. The Credit Facility contains certain covenants, all of which the Company was in compliance with as of April 2, 2005. There were no borrowings under the Credit Facility at April 2, 2005 or July 3, 2004.
      The Company has two interest rate swaps with a total notional amount of $400,000,000 in order to hedge the change in fair value of the 8.00% Notes due November 2006 (the “8% Notes”) related to fluctuations in interest rates. These contracts are classified as fair value hedges and mature in November 2006. The interest rate swaps modify the Company’s interest rate exposure by effectively converting the fixed rate on the 8% Notes to a floating rate (6.0% at April 2, 2005) based on three-month U.S. LIBOR plus a spread through their maturities. The Company has three additional interest rate swaps with a total notional amount of $300,000,000 in order to hedge the change in fair value of the 9 3/4% Notes due February 15, 2008 (the “9 3/4% Notes”) related to fluctuations in interest rates. These hedges are also classified as fair value hedges and mature in February 2008. These interest rate swaps modify the Company’s interest rate exposure by effectively converting the fixed rate on the 9 3/4% Notes to a floating rate (9.3% at April 2, 2005) based on three-month U.S. LIBOR plus a spread through their maturities. The hedged fixed rate debt and the interest rate swaps are adjusted to current market values through interest expense in the accompanying consolidated statements of operations. The Company accounts for the hedges using the shortcut method as defined under Statement of Financial Accounting Standards No. 133, Accounting for Derivative Instruments and Hedging Activities, as amended by Statement of Financial Accounting Standards No. 138, Accounting for Certain Derivative Instruments and Hedging Activities. Due to the effectiveness of the hedges since inception, the market value adjustments for the hedged debt and the interest rate swaps directly offset one another. The fair value of the interest rate swaps at April 2, 2005 and July 3, 2004 was a liability of $1,469,000 and an asset of $13,563,000, respectively, and is included in other long-term liabilities and other long-term assets, respectively, in the accompanying consolidated balance sheets. Additionally, included in long-term debt is a comparable fair value adjustment decreasing long-term debt by $1,469,000 at April 2, 2005, and increasing long-term debt by $13,563,000 at July 3, 2004.

6.	Commitments and Contingencies
      From time to time, the Company may become liable with respect to pending and threatened litigation, tax, environmental and other matters. The Company has been designated a potentially responsible party or has

AVNET, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
become aware of other potential claims against it in connection with environmental clean-ups at several sites. Based upon the information known to date, the Company believes that it has appropriately reserved for its share of the costs of the clean-ups and management does not anticipate that any contingent matters will have a material adverse impact on the Company’s financial condition, liquidity or results of operations.

7.	Pension Plan
      The Company’s noncontributory defined benefit pension plan (the “Plan”) covers substantially all domestic employees. Components of net periodic pension costs during the quarters and nine months ended April 2, 2005 and April 3, 2004 were as follows:

	Third Quarters Ended		Nine Months Ended

	April 2,	April 3,	April 2,	April 3,
	2005	2004	2005	2004

	(Thousands)
Service cost	$3,341	$3,574	$10,023	$10,722
Interest cost	3,515	3,247	10,545	9,741
Expected return on plan assets	(4,132)	(4,097)	(12,396)	(12,291)
Recognized net actuarial loss	336	183	1,008	549
Amortization of prior service credit	(80)	(80)	(240)	(240)

Net periodic pension costs	$2,980	$2,827	$8,940	$8,481

      The Company expects to make contributions to the Plan of approximately $13,330,000 during fiscal 2005, of which contributions of $10,298,000 have been made through April 2, 2005. The Company may make additional voluntary contributions to the Plan during fiscal 2005.

8.	Comprehensive Income (Loss)

	Third Quarters Ended		Nine Months Ended

	April 2,	April 3,	April 2,	April 3,
	2005	2004	2005	2004

	(Thousands)
Net income	$41,148	$26,650	$120,989	$24,226
Foreign currency translation adjustments	(62,806)	(11,290)	71,733	79,356
Valuation adjustments — unrealized gain on investments in marketable securities	—	670	—	670

Total comprehensive income (loss)	$(21,658)	$16,030	$192,722	$104,252

AVNET, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

9.	Earnings Per Share

	Third Quarters Ended		Nine Months Ended

	April 2,	April 3,	April 2,	April 3,
	2005	2004	2005	2004

	(Thousands, except per share data)
Numerator:
Net income	$41,148	$26,650	$120,989	$24,226

Denominator:
Weighted average common shares for basic earnings per share	120,694	120,332	120,591	119,946
Net effect of dilutive stock options and restricted stock awards	720	1,577	782	975

Weighted average common shares for diluted earnings per share	121,414	121,909	121,373	120,921

Basic earnings per share	$0.34	$0.22	$1.00	$0.20

Diluted earnings per share	$0.34	$0.22	$1.00	$0.20

      The 4.5% Convertible Notes, which matured in September 2004, are excluded from the computation of earnings per share in each period presented as the effects were antidilutive. The 2% Convertible Debentures, due March 2034, are also excluded from the computation of earnings per share for the quarter and nine months ended April 2, 2005 as a result of the Company’s election to satisfy the principal portion of the 2% Convertible Debentures, if converted, in cash.
      The effects of certain stock options and restricted stock awards are also excluded from the determination of the weighted average common shares for diluted earnings per share in each of the periods presented as the effects were antidilutive or the exercise price for the outstanding options exceeded the average market price for the Company’s stock. Accordingly, in the third quarter and nine months ended April 2, 2005, the effects of approximately 4,267,000 and 5,948,000 shares, respectively, related to stock options are excluded from the computation above, all of which relate to options for which the exercise prices were greater than the average market price of the Company’s common stock. Additionally, in the third quarter and nine months ended April 3, 2004, the effects of approximately 2,849,000 and 4,361,000 shares, respectively, related to stock options are excluded from the computation above, all of which related to options for which the exercise prices were greater than the average market price of the Company’s common stock.

10.	Additional Cash Flow Information
      Other non-cash and other reconciling items primarily include the provision for doubtful accounts and net periodic pension costs (see Note 7).
      Other, net, cash flows from financing activities are comprised primarily of proceeds from the exercise of stock options.

AVNET, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
      Interest and income taxes paid (refunded) in the nine months ended April 2, 2005 and April 3, 2004, respectively, were as follows:

	Nine Months Ended

	April 2,	April 3,
	2005	2004

	(Thousands)
Interest	$70,781	$95,969
Income taxes	14,586	(65,685)

11.	Segment Information

	Third Quarters Ended		Nine Months Ended

	April 2,	April 3,	April 2,	April 3,
	2005	2004	2005	2004

	(Thousands)
Sales:
Avnet Electronics Marketing	$1,596,099	$1,594,146	$4,638,511	$4,284,344
Avnet Technology Solutions	1,162,160	1,045,443	3,602,904	3,317,355

	$2,758,259	$2,639,589	$8,241,415	$7,601,699

Operating income (loss):
Avnet Electronics Marketing	$61,520	$63,572	$167,813	$137,179
Avnet Technology Solutions	31,739	25,787	110,283	74,436
Corporate	(14,728)	(15,507)	(42,516)	(39,528)

	78,531	73,852	235,580	172,087
Restructuring and other charges (Note 12)	—	—	—	(55,618)

	$78,531	$73,852	$235,580	$116,469

Sales, by geographic area:
Americas(1)	$1,398,564	$1,339,995	$4,269,885	$4,015,946
Europe, Middle East and Africa (“EMEA”)(2)	944,857	931,542	2,792,779	2,520,150
Asia/Pacific	414,838	368,052	1,178,751	1,065,603

	$2,758,259	$2,639,589	$8,241,415	$7,601,699

(1)	Included in sales for the third quarters ended April 2, 2005 and April 3, 2004 for the Americas region are $1.3 billion and $1.2 billion, respectively, of sales related to the United States. Included in sales for the nine months ended April 2, 2005 and April 3, 2004 for the Americas region are $3.9 billion and $3.6 billion, respectively, of sales related to the United States.

(2)	Included in sales for the third quarters ended April 2, 2005 and April 3, 2004 for the EMEA region are $541.4 million and $681.5 million, respectively, of sales related to Germany. Included in sales for the nine months ended April 2, 2005 and April 3, 2004 for the EMEA region are $1.6 billion and $1.8 billion, respectively, of sales related to Germany.

AVNET, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

	April 2,	July 3,
	2005	2004

	(Thousands)
Assets:
Avnet Electronics Marketing	$3,427,823	$3,488,993
Avnet Technology Solutions	1,366,552	1,243,811
Corporate	268,157	130,847

	$5,062,532	$4,863,651

Property, Plant, and Equipment, net, by geographic area
Americas(3)	$99,095	$122,156
EMEA(4)	57,621	56,074
Asia/Pacific	9,117	9,109

	$165,833	$187,339

(3)	Property, plant and equipment, net, for the Americas region as of April 2, 2005 and July 3, 2004 includes $98.1 million and $121.1 million, respectively, related to the United States.

(4)	Property, plant and equipment, net, for the EMEA region as of April 2, 2005 and July 3, 2004 includes $30.7 million and $31.4 million, respectively, related to Germany and $15.4 million and $15.5 million, respectively, related to Belgium.
      The Company manages its business based upon the operating results of its two operating groups before restructuring and other charges (see Note 12). During the nine months ended April 3, 2004, the approximate unallocated pre-tax restructuring and other charges related to Avnet Electronics Marketing (“EM”) and Avnet Technology Solutions (“TS”) were $19,446,000 and $29,920,000, respectively. The remaining restructuring and other charges recorded during the periods noted above relate to corporate activities.

12.	Restructuring and Other Charges
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
      As a result of actions completed during the second quarter of fiscal 2004, the Company recorded restructuring and other charges, which totaled $23,465,000 pre-tax, $16,351,000 after-tax, or $0.14 per diluted share. The pre-tax charges consisted of severance costs ($5,298,000), charges related to write-downs of owned assets and consolidation of selected facilities ($4,795,000), write-downs of certain capitalized IT-related initiatives ($12,849,000) and other items ($523,000).
      Severance charges related to workforce reductions of approximately 120 personnel, the majority of whom staffed warehousing, administrative and support functions, primarily for facilities within the TS operations in EMEA that were identified for consolidation as part of the combination of CM and AC. A smaller portion of these charges also impacted operations in the Americas. The combination of CM and AC in EMEA also led to charges related to reserves for remaining non-cancelable lease obligations and write-downs to fair market value of assets located in the facilities that were vacated. The facilities primarily served in warehousing and administrative capacities that became redundant with the combination of the two former operating groups into

AVNET, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
TS. Management also evaluated and elected to discontinue a number of IT-related initiatives that, in light of recent business restructurings, no longer met the Company’s return on investment standards for continued use or deployment. These charges related to the write-off of capitalized hardware and software. Lastly, the Company’s efforts to combine CM and AC in EMEA resulted in the decision to merge the former CM EMEA operations onto the computer systems that had historically been used in the AC EMEA business. The change in the use of this significant asset in CM EMEA generated a need to analyze the group of long-lived assets within the former CM EMEA operations for impairment. As a result of this analysis, the Company recorded an impairment charge to write-down certain long-lived assets to their estimated fair market values. This charge, totaling $9,430,000, of which $4,228,000 relates to the CM EMEA computer systems, is included in the facilities and IT-related charges quantified above. To the extent owned facilities, equipment or IT-related assets were written down as part of these charges, the write-downs were to estimated fair value based upon management’s estimates of asset value from historical experience and/or analyses of comparable facilities or assets. Particularly in the case of IT-related initiatives, many of the assets were written off entirely as there is no potential to sell the related assets or otherwise realize value of the assets in the business.
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
      The combined charges recorded in the nine months ended April 3, 2004 totaled $55,618,000 pre-tax and $38,537,000, after-tax, or $0.32 per diluted share. Of these pre-tax charges, $31,409,000 represented non-cash write-downs and $24,209,000 requires the use of cash, which relates primarily to severance costs and contractual lease commitments.
      The following table summarizes the Company’s restructuring and other charge activity during the first nine months of fiscal 2005.

	Severance	Facility	IT-Related
	Costs	Exit Costs	Costs	Other	Total

	(Thousands)
Balance at July 3, 2004	$3,028	$22,345	$872	$548	$26,793
Amounts utilized	(1,188)	(9,129)	(711)	(185)	(11,213)
Adjustments	21	(563)	—	—	(542)
Other, principally foreign currency translation	142	822	(12)	10	962

Balance at April 2, 2005	$2,003	$13,475	$149	$373	$16,000

AVNET, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
      The Company expects to utilize the majority of the remaining reserves for severance costs by the end of the first quarter of fiscal 2006. The Company expects to utilize substantially all of the remaining reserves for contractual lease commitments, shown under Facility Exit Costs above, by the end of fiscal 2007. The IT-related and other reserves relate primarily to remaining contractual commitments, the majority of which the Company expects to utilize by the end of fiscal 2005.
      As part of management’s ongoing analysis of its restructuring reserves, the Company has recorded certain adjustments during the nine months ended April 2, 2005, which were recorded through selling, general and administrative expenses. The adjustments related to recording additional severance costs based upon revised estimates of required payouts offset in part by the reversal of certain excess legal expense reserves associated with finalization of termination payments. The Company also reduced certain lease reserves due to modification to sublease and termination assumptions based upon ongoing market conditions.

13.	Subsequent Event
      On April 26, 2005, the Company entered into a definitive agreement to acquire Memec Group Holdings Limited (“Memec”), a global distributor that markets and sells a portfolio of semiconductor devices from industry leading suppliers in addition to providing customers with engineering expertise and design services. The stock and cash transaction is valued at approximately $676,000,000, including the assumption of approximately $194,000,000 of Memec’s net debt. Under the terms of the agreement, Memec investors will receive approximately 24,011,000 shares of Avnet common stock plus approximately $64,000,000 of cash. The closing of the transaction, which is subject to customary regulatory approvals, is anticipated to occur in June or July 2005.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations
      For a description of the Company’s critical accounting policies and an understanding of the significant factors that influenced the Company’s performance during the third quarters and nine months ended April 2, 2005 and April 3, 2004, this Management’s Discussion and Analysis of Financial Condition and Results of Operations (“MD&A”) should be read in conjunction with the consolidated financial statements, including the related notes, appearing in Item 1 of this Report as well as the Company’s Annual Report on Form 10-K for the year ended July 3, 2004. The Company operates on a “52/53-week” fiscal year and, as a result, the nine months ended April 2, 2005 contained 39 weeks while the nine months ended April 3, 2004 contained 40 weeks.
      There are numerous references to the impact of foreign currency translation in the discussion of the Company’s results of operations that follow. Over the past several years, the US Dollar has continued to significantly weaken in comparison to most foreign currencies, especially the Euro (which strengthened against the US Dollar by roughly 6% from the third quarter of fiscal 2004 to the third quarter of fiscal 2005). When the weaker US Dollar exchange rates of the current year are used to translate the results of operations of Avnet’s subsidiaries denominated in foreign currencies, the resulting impact is an increase, in US Dollars, of reported results.
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

Subsequent Event
      On April 26, 2005, the Company entered into a definitive agreement to acquire Memec Group Holdings Limited (“Memec”), a global distributor that markets and sells a portfolio of semiconductor devices from industry leading suppliers in addition to providing customers with engineering expertise and design services. The stock and cash transaction is valued at approximately $676 million, including the assumption of approximately $194 million of Memec’s net debt. Under the terms of the agreement, Memec investors will receive approximately 24.011 million shares of Avnet common stock plus approximately $64 million of cash. The closing of the transaction, which is subject to customary regulatory approvals, is anticipated to occur in June or July 2005.
      Memec, which reported sales of $2.29 billion in its fiscal year ended December 31, 2004, will be integrated into the electronics marketing group of Avnet, Inc. The acquisition of Memec will provide for expansion of EM in each of the three major economic regions as well as allowing the Company to gain entry into the Japan market for the first time.
Results of Operations

Executive Summary
      Avnet’s consolidated sales of $2.76 billion in the third quarter of fiscal 2005 were up 4.5% from the third quarter of fiscal 2004 and down 4.3% from the prior sequential quarter. The year-over-year increase represents the ninth consecutive quarter of year-over-year growth in consolidated sales. This growth was led by TS as information technology spending, primarily in small and medium sized companies, continues to expand at a moderate pace over the prior year. The electronic components market served by EM, on the other hand, has stabilized and did not exhibit significant growth on a year-over-year basis as this market tries to emerge from a slight softening that began in the last month or two of fiscal 2004 as certain EM customers reduced their inventory levels. Despite this apparent mid-cycle correction, EM managed to maintain sales levels essentially flat with the third quarter of fiscal 2004.
      The sequential decline in consolidated sales was expected by management as the more seasonal TS business emerged from its typically strong second fiscal quarter. In fact, TS posted record quarterly sales in the second quarter of fiscal 2005. The sequential decline experienced by TS was offset in part by a return to sequential improvement in sales at EM providing an indication that the apparent mid-cycle correction noted above may be nearing its end. A potential further indication of a stabilized electronic component market are the positive trends in bookings in EM at the end of the third quarter as the Company moves toward its fiscal year-end.
      Avnet’s continued focus on value-based management initiatives and managing operating costs has allowed the Company to continually improve its operating profitability on a year-over-year basis since the electronic components and computer product industry first began to emerge from the significant industry and economic downturn that began in fiscal 2001. This trend continued in the current quarter as the Company improved operating income by 6.3% over the prior year third quarter. On a consolidated basis, operating profit margin also improved slightly, from 2.80% in the third quarter of fiscal 2004 to 2.85% in the third quarter of fiscal 2005. This year-over-year improvement was driven primarily by TS, where operating income dollars and operating profit margin increased by 23.1% and 26 basis points, respectively. This trend has resulted from the continued focus of TS management on expense control and profitable growth, which has now yielded seven consecutive quarters of improvement in year-over-year operating profit margin. Partially offsetting this positive year-over-year performance at TS was a 3.2% and 14 basis point decline in operating income and operating profit margin, respectively, at EM. The year-over-year decline for electronic components is attributable to the continued competitive pressures experienced by EM due to the apparent mid-cycle correction discussed above when compared with the third quarter of fiscal 2004, which, at the time, was EM’s most profitable quarter since the third quarter of fiscal 2001.
      On a sequential basis, EM grew revenue by 8%, operating income by 29.8% and operating profit margin by 64 basis points. This improvement was driven primarily by ongoing management of expense levels in EM. This was offset by the expected seasonal decline in TS following its record second quarter. As a result, consolidated operating income and operating profit margin declined by 6.5% and 6 basis points, respectively, on a sequential basis.

Sales
      The table below provides period sales for the Company and its operating groups:

			Sequential		Year-Year
	Q3-Fiscal ‘05	Q2-Fiscal ‘05	% Change	Q3-Fiscal ‘04	% Change

	(Dollars in thousands)
Avnet, Inc.	$2,758,259	$2,883,155	(4.3)%	$2,639,589	4.5%
EM	1,596,099	1,478,189	8.0	1,594,146	0.1
TS	1,162,160	1,404,966	(17.3)	1,045,443	11.2
EM
Americas	$629,232	$595,082	5.7	$644,870	(2.4)
EMEA	622,198	552,370	12.6	622,646	(0.1)
Asia	344,669	330,737	4.2	326,630	5.5
TS
Americas	$769,332	$933,896	(17.6)	$695,125	10.7
EMEA	322,659	422,336	(23.6)	308,896	4.5
Asia	70,169	48,734	44.0	41,422	69.4
Totals by Region
Americas	$1,398,564	$1,528,978	(8.5)	$1,339,995	4.4
EMEA	944,857	974,706	(3.1)	931,542	1.4
Asia	414,838	379,471	9.3	368,052	12.7
      Consolidated sales for the third quarter of fiscal 2005 were $2.76 billion, up $118.7 million, or 4.5%, over the third quarter of fiscal 2004. This was the ninth consecutive quarter of year-over-year improvement in quarterly sales. Approximately $47 million of this year-over-year increase resulted from the impact of foreign currency exchange rates when translating foreign currency denominated amounts to U.S. dollars. On a sequential basis, consolidated sales declined by $124.9 million, or 4.3%, following the Company’s typically strong second fiscal quarter, particularly for TS. The percentage decline would have been approximately 4.8% after removing the impact of foreign currency exchange rates.
      EM sales of $1.60 billion in the third quarter of fiscal 2005 were essentially flat with the prior year third quarter. Management estimates EM sales declined by approximately $29 million, or 1.8%, after removing the impact of foreign currency exchange rates. This flat year-over-year performance is consistent with management’s perception that the softness in the electronic components market that began in late fiscal 2004 has stabilized and may be beginning to improve. This trend is further evidenced by EM’s sequential performance, which saw sales increase by $117.9 million, or 8.0%, over the second quarter of fiscal 2005. This was EM’s first sequential quarterly improvement in sales since the fourth quarter of fiscal 2004 when the apparent inventory correction began. While management expected sequential improvement in EM as the electronic components industry comes out of a typically slow period during the holiday weeks at the end of December, the sequential growth was not as high as was expected primarily due to the EMEA region where the sequential improvement was below normal seasonality. As a result, management has regarded the potential for the end of the apparent mid-cycle correction with some guarded optimism. Throughout EM’s business there were positive trends in customer orders at the end of the third quarter of fiscal 2005, which suggests that end demand has stabilized and management expects slow growth for EM in the near term.
      Geographically, EM sales improved over the second quarter of fiscal 2005 in all three regions. EM EMEA exhibited the largest sequential growth at 12.6% (approximately 11% after removing the impact of foreign currency translation). The Americas and Asia regions of EM exhibited sequential growth of 5.7% and 4.2%, respectively. While this global improvement in sales is encouraging, as noted above, the sequential growth for EM was at the low end of management’s expectations. On a year-over-year basis, Asia was the only region in which EM sales grew when compared with the third quarter of fiscal 2004. The 5.5% year-over-year increase in sales for EM Asia was bolstered primarily by sales to indigenous handset manufacturers in the Peoples’ Republic of China. Management views the growth trend in the Asia region, coupled with improving trends in customer bookings, as a potentially positive sign as Asia was the first region to experience a slowdown in customer bookings in late fiscal 2004 and, now, appears to be the first region to begin to emerge from the apparent mid-cycle correction in the electronic components industry. On a year-over year basis, EM sales in the Americas region were down 2.4% and the EMEA region recorded sales essentially flat with the prior year third quarter, although EMEA sales in the third quarter of fiscal 2005 would have been down an estimated 5% if not for the positive impact of foreign currency translation over the prior year third quarter.
      TS reported sales of $1.16 billion in the third quarter of fiscal 2005, up $116.7 million, or 11.2%, when compared to the third quarter of fiscal 2004. Management estimates that $17 million, or less than 2%, of the year-over-year improvement in TS sales is a result of foreign currency translation. The year-over-year improvement in TS sales was apparent across substantially all product lines, although software sales saw the most significant year-over-year growth, with the sale of storage products also continuing to be quite strong. Although higher than expected, TS sales were down sequentially by $242.8 million, or 17.3%, from the record quarterly sales of $1.40 billion recorded by TS in its typically strong second fiscal quarter.
      TS grew its year-over-year revenues in each of the three geographic regions in which it operates. The Americas region posted the most significant increase in sales dollars at $74.2 million, which equates to 10.7% year-over-year growth. The TS operations in the Asia region, which are typically a much smaller contributor to the global results of TS, posted the most significant percentage gain at 69.4% on sales growth of $28.7 million. The positive Americas growth was driven primarily by sales of software and storage devices while the Asia growth was fueled predominantly by significant increases in microprocessor sales. TS EMEA sales were up $13.8 million, or 4.5%, on a year-over-year basis, although management estimates TS EMEA sales would have been down just under 1% after removing the impact of foreign currency translation. Sequentially, both the Americas and EMEA regions of TS reported drops in sales of 17.6% and 23.6%, respectively, due to the seasonal factors discussed above. The strength of microprocessor sales in Asia resulted in that region exhibiting sequential sales growth for TS at 44.0% when compared with the second quarter of fiscal 2005.
      On an overall regional basis, Asia re-established itself in the third quarter of fiscal 2005 as Avnet’s largest growth region, both on a year-over-year and sequential basis. As noted above, this is a particularly encouraging sign in the markets Avnet serves in Asia as, in the past year or so, Asia has tended to be a reasonable gauge of upcoming trends in the other regions. With Avnet’s already established position throughout the Asia region, which will become an even more significant leadership position with the Memec acquisition discussed previously, management believes Avnet is well positioned to continue to capitalize on this region’s growth.
      Consolidated sales for the nine months ended April 2, 2005 were $8.24 billion, up $639.7 million, or 8.4%, over sales of $7.60 billion in the first nine months of fiscal 2004. Management estimates approximately $271 million of this growth resulted from the impact of foreign currency translation. The first nine months of fiscal 2004 contained an extra week of operations based upon the timing of Avnet’s fiscal calendar. Therefore, on a per week basis, the current year-to-date sales have improved by over 11%. Furthermore, the timing of the fiscal calendar had an even larger impact as the first nine months of the prior year contained four calendar quarter ends whereas there were only three calendar quarter ends in the first nine months of the current year. This factor is especially significant for the operations of TS, where many customers have budgeting and, thus, purchasing cycles that are driven by the calendar period ends. On a percentage basis, both operating groups contributed roughly equally to this year-over-year improvement. For TS, where sales for the first nine months were $3.60 billion in fiscal 2005 as compared with $3.32 billion in fiscal 2004, the year-over-year growth is evidence of continued moderate growth in the computer products industry over the prior year. For EM, the first nine months of fiscal 2004 encompassed an electronics component industry that was still in a growth mode emerging from the economic and industry downturn of previous years. The first nine months of fiscal 2005 for EM were negatively impacted by the apparent mid-cycle inventory correction but the electronics components industry had already achieved some stability from the growth mode of the prior year. As a result, EM reported sales for the first three quarters of fiscal 2005 totaling $4.64 billion as compared with $4.28 billion in the comparable period for fiscal 2004.

Gross Profit and Gross Profit Margins
      Consolidated gross profit for the third quarter ended April 2, 2005 was $364.6 million, up $6.0 million, or 1.7%, over the third quarter ended April 3, 2004. Excluding the impact of foreign currency translation, gross profit was estimated to be down less than $2 million on a year-over-year basis. Gross profit margins, which were 13.2% in the third quarter of fiscal 2005, were down by 36 basis points from the prior year third quarter gross profit margin of 13.6%. This trend in gross profit and gross profit margins is a function of a number of factors. First, TS, while typically a higher asset velocity business than EM, is also a lower gross profit margin business compared with EM. The overall growth trend for TS discussed above, coupled with a more stable year-over-year sales performance for EM, has resulted in TS constituting a larger percentage of Avnet’s consolidated results in fiscal 2005 than in fiscal 2004. Specifically, TS constituted 42% of the Company’s consolidated third quarter sales in fiscal 2005 versus 40% in the prior year third quarter. Although TS successfully maintained gross profit margins roughly flat with the prior year third quarter, the higher contribution of TS business to the Company’s overall results negatively impacted consolidated gross profit margins. With growth trends between the two groups expected to be comparable in the upcoming fourth quarter, the mix of business will likely stay the same. In addition, EM was negatively impacted on a year-over-year basis by the moderate competitive pressures associated with the apparent mid-cycle correction that began after the prior year third quarter.
      Consolidated gross profit for the first nine months of fiscal 2005 was $1.09 billion, representing a gross profit margin of 13.2%. This compares to consolidated gross profit of $996.8 million, or gross profit margins of 13.1%, for the same nine-month period in fiscal 2004. The mix of business for the first three quarters of both years stayed the same, with EM constituting 56% of consolidated sales in both periods. However, the focus of TS on value-added solutions and more profitable sales relationships over the past year or more has resulted in more profitable results for the computer products business, especially when comparing the first six months of the two fiscal years. As a result, consolidated gross profit margins have improved by 9 basis points in the first nine months of fiscal 2005 when compared with the same nine-month period of fiscal 2004.

Selling, General and Administrative Expenses
      Selling, general and administrative expenses were $286.0 million in the third quarter of fiscal 2005. This represents a nominal increase in expense of $1.3 million, or less than 0.5%, when compared with the third quarter of fiscal 2004. However, more importantly, selling, general and administrative expenses were 10.4% of consolidated sales in the third quarter of fiscal 2005, which is a 42 basis point improvement over the 10.8% ratio in the third quarter of fiscal 2004. Selling, general and administrative expenses as a percentage of gross profit margins — another important metric that management regularly monitors — also improved by 94 basis points, from 79.4% in the prior year third quarter to 78.5% in the third quarter of fiscal 2005. Management also estimates that consolidated selling, general and administrative expenses would have been down by nearly $5 million year-over-year after adjusting for the impact of foreign currency translation. The year-over-year improvement in these metrics is a result of the ongoing focus by management on its operating costs through various value-based management initiatives. Although the third quarters of both fiscal 2005 and fiscal 2004 benefited from the Company’s most recent significant restructuring activities completed in the first half of fiscal 2004, management continues to identify strategic opportunities to remove ongoing costs from the business and, thus, enhance overall profitability. Both operating groups have contributed to the overall cost reductions of the Company. However, the ability of TS to continue growth in its more profitable customer segments while still controlling costs allowed the computer products group to achieve its best quarterly performance in a non-December quarter in recent years when comparing selling, general and administrative expenses to both sales and gross profit.
      Selling, general and administrative expenses for the first nine months of fiscal 2005 were $852.5 million, or 10.3% of consolidated sales, as compared to $824.8 million, or 10.8% of consolidated sales in the first nine months of fiscal 2004. Selling, general and administrative expenses were 78.3% of consolidated gross profit in the first nine months of fiscal 2005, which is a 439 basis point improvement over the 82.7% result for this metric in the first nine months of fiscal 2004. Additionally, management estimates that foreign currency translation increased the current year-to-date selling, general and administrative expenses by approximately $33 million, although this currency translation impact was offset by the impact of the extra week in the prior year nine-month results. The improvement in year-to-date operating expenses is largely a result of the restructuring activities, further discussed in Restructuring and Other Charges below. The on-going benefits from these cost reduction activities were not fully realized before the end of the third quarter of fiscal 2004 whereas the performance for the first nine months of fiscal 2005 reflects the full benefit from these cost reduction activities.

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
      As a result of actions completed during the second quarter of fiscal 2004, the Company recorded restructuring and other charges, which totaled $23.5 million pre-tax, $16.4 million after-tax, or $0.14 per diluted share. The pre-tax charges consisted of severance costs ($5.3 million), charges related to write-downs of owned assets and consolidation of selected facilities ($4.8 million), write-downs of certain capitalized IT-related initiatives ($12.9 million) and other items ($0.5 million).
      Severance charges related to workforce reductions of approximately 120 personnel, the majority of whom staffed warehousing, administrative and support functions, primarily for facilities within the TS operations in EMEA that were identified for consolidation as part of the combination of CM and AC. A smaller portion of these charges also impacted operations in the Americas. The combination of CM and AC in EMEA also led to charges related to reserves for remaining non-cancelable lease obligations and write-downs to fair market value of assets located in the facilities that were vacated. The facilities primarily served in warehousing and administrative capacities that became redundant with the combination of the two former operating groups into TS. Management also evaluated and elected to discontinue a number of IT-related initiatives that, in light of recent business restructurings, no longer met the Company’s return on investment standards for continued use or deployment. These charges related to the write-off of capitalized hardware and software. Lastly, the Company’s efforts to combine CM and AC in EMEA resulted in the decision to merge the former CM EMEA operations onto the computer systems that had historically been used in the AC EMEA business. The change in the use of this significant asset in CM EMEA generated a need to analyze the group of long-lived assets within the former CM EMEA operations for impairment. As a result of this analysis, the Company recorded an impairment charge to write-down certain long-lived assets to their estimated fair market values. This charge, totaling $9.4 million, of which $4.2 million relates to the CM EMEA computer systems, is included in the facilities and IT-related charges quantified above. To the extent owned facilities, equipment or IT-related assets were written down as part of these charges, the write-downs were to estimated fair value based upon management’s estimates of asset value from historical experience and/or analyses of comparable facilities or assets. Particularly in the case of IT-related initiatives, many of the assets were written off entirely as there is no potential to sell the related assets or otherwise realize value of the assets in the business.

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
      The combined charges recorded in the nine months ended April 3, 2004 totaled $55.6 million pre-tax and $38.5 million, after-tax, or $0.32 per diluted share. Of these pre-tax charges, $31.4 million represented non-cash write-downs and $24.2 million require the use of cash, which relates primarily to severance costs and contractual lease commitments.
      As part of management’s ongoing analysis of its restructuring reserves, the Company has recorded certain adjustments during the nine months ended April 2, 2005. These adjustments, which totaled $0.5 million, were recorded as a reduction of selling, general and administrative expenses. The adjustments related to recording additional severance costs based upon revised estimates of required payouts offset in part by the reversal of certain excess legal expense reserves associated with finalization of termination payments. The Company also reduced certain lease reserves due to modification to sublease and termination assumptions based upon ongoing market conditions.
      As of April 2, 2005, the Company’s remaining reserves for restructuring and other related reserve activities totaled $16.0 million. Of this balance, $2.0 million relates to remaining severance reserves, the majority of which management expects to utilize by the end of the first quarter of fiscal 2006. Reserves of $13.5 million relate to contractual lease commitments, substantially all of which the Company expects to utilize by the end of fiscal 2007. Lastly, the Company’s IT-related and other reserves, which total $0.5 million, relate primarily to remaining contractual commitments, the majority of which the Company expects to utilize by the end of fiscal 2005.

Operating Income
      Operating income for the third quarter of fiscal 2005 was $78.5 million, or 2.8% of consolidated sales as compared with operating income of $73.9 million, or 2.8% of consolidated sales in the third quarter of fiscal 2004. The margin and operating expense trends discussed previously in this MD&A contributed to the operating income performance year-over-year. EM reported operating income of $61.5 million (3.9% of EM sales) in the third quarter of fiscal 2005 as compared with operating income of $63.6 million (4.0% of EM sales) in the prior year third quarter. Operating income at TS was $31.7 million (2.7% of TS sales) in the third quarter of fiscal 2005 as compared with operating income of $25.8 million (2.5% of TS sales) in the third quarter of fiscal 2004. Coming off a record quarterly revenue and operating income performance for TS in the second quarter of fiscal 2005, TS managed to maintain positive year-over-year trends in operating profitability based upon the focus on profitable relationships and cost controls inherent in management’s strategy for the past several years.
      Operating income for the nine months ended April 2, 2005 was $235.6 million (2.9% of consolidated sales), more than double the operating income of $116.5 million (1.5% of consolidated sales) in the first nine months of fiscal 2004. The prior year results include the negative impacts of restructuring and other charges, which totaled $55.6 million, or 0.7% of consolidated sales. Even excluding these restructuring and other charges, the substantial improvement in operating profitability year-over-year is primarily a function of the growth in sales and the focus on reducing operating costs, including the benefit from the restructuring and other cost cutting activities taken in the first half of last year as described previously.

Interest Expense and Other Income, net
      Interest expense for the third quarter of fiscal 2005 was $21.0 million, down $2.8 million, or 12.0%, from interest expense of $23.8 million in the third quarter of fiscal 2004. Interest expense declined year-over-year due to a combination of lower debt outstanding and a lower effective interest rate on outstanding borrowings. The Company’s total debt outstanding at April 2, 2005 was $1.25 billion as compared with $1.36 billion at April 3, 2004. More significantly, the prior year third quarter included nearly a full quarter’s worth of interest expense on the $100.0 million of 6 7/8% Notes that were paid off with cash on March 15, 2004. Also, the Company paid off $273.4 million of the 7 7/8% Notes due February 15, 2005 with the proceeds of its 2% Convertible Debentures due March 15, 2034, representing a substantial decrease in effective rates between these two obligations year-over-year. The remaining $86.6 million of the 7 7/8% Notes were paid off at their maturity date mid-way through the third quarter of fiscal 2005.
      The above factors have had a similar impact on interest expense for the first nine months of fiscal 2005 and 2004. Interest expense for the first nine months of fiscal 2005 was $63.1 million, down $11.1 million, or 15.0%, from interest expense of $74.2 million in the first nine months of the prior year.
      Other income, net, which includes interest income, was $1.9 million in the third quarter of fiscal 2005 as compared with $2.9 million in the third quarter of fiscal 2004. Other income was higher in the prior year third quarter primarily due to more favorable foreign currency gains during the prior year. Other income, net, for the first nine months of fiscal 2005 was $2.2 million, down from $7.1 million in the first nine months of the prior year. The year-to-date difference is due to similar trends in foreign currency gains/losses in addition to significantly higher interest income in the prior year due to an interest bearing note receivable that was collected prior to fiscal 2005.

Debt Extinguishment Costs
      As described further in Financing Transactions, the Company incurred debt extinguishment costs in the third quarter and nine months ended April 3, 2004 associated with the tender and early purchase of $273.4 million of the 7 7/8% Notes due February 15, 2005. These costs, which related primarily to premiums and other transaction costs associated with the tender and early redemption, totaled $16.4 million pre-tax, $14.2 million after-tax, or $0.12 per share on a diluted basis in the prior year-to-date results.

Income Tax Provision
      The Company’s effective tax rate on its income before income taxes was 30.8% in the quarter and nine months ended April 2, 2005 as compared with an effective tax rate of 27.1% for the prior year third quarter and 26.7% for the nine months ended April 3, 2004. The mix of Avnet’s profits amongst its various international subsidiaries with varying statutory tax rates, including the projected mix of profits for the remainder of the fiscal year, impacts the Company’s effective tax rate.

Net Income
      As a result of the operational performance and other factors described in the preceding sections of this MD&A, the Company’s consolidated net income for the third quarter of fiscal 2005 was $41.1 million ($0.34 per share on a diluted basis) as compared with $26.7 million ($0.22 per share on a diluted basis) in the third quarter of fiscal 2004. The prior year third quarter results include the negative after-tax impact of debt extinguishment costs discussed previously, which amounted to $14.2 million ($0.12 per share on a diluted basis).
      The Company’s net income for the nine months ended April 2, 2005 was $121.0 million ($1.00 per share on a diluted basis) as compared with $24.2 million ($0.20 per share on a diluted basis) for the nine months ended April 3, 2004. The results for the prior year first nine months include the negative after-tax impact of restructuring and other charges and debt extinguishment costs described previously, which totaled $52.8 million ($0.44 per share on a diluted basis).
Liquidity and Capital Resources

Cash Flow
      The following table summarizes the Company’s cash flow activity for the third quarter and nine months ended April 2, 2005 and April 3, 2004, including the Company’s computation of free cash flow and a reconciliation of this metric to the nearest GAAP measures of net income and net cash flow from operations. Management’s computation of free cash flow consists of net cash flow from operations plus cash flows generated from or used for purchases and sales of property, plant and equipment, acquisitions of operations, effects of exchange rates on cash and cash equivalents and other financing activities. Management believes that the non-GAAP metric of free cash flow is a useful measure to help management and investors better assess and understand the Company’s operating performance and sources and uses of cash. Management also believes the analysis of free cash flow assists in identifying underlying trends in the business. Computations of free cash flow may differ from company to company. Therefore, the analysis of free cash flow should be used as a complement to, and in conjunction with, the Company’s consolidated statements of cash flows presented in the accompanying financial statements.
      Management also analyzes cash flow from operations based upon its three primary components noted in the table below: net income, non-cash and other reconciling items and cash flow generated from working capital. Similar to free cash flow, management believes that this breakout is an important measure to help management and investors to understand the trends in the Company’s cash flows, including the impact of management’s focus on asset utilization and efficiency through reductions in the net balance of receivables, inventories and accounts payable.

	Third Quarters Ended		Nine Months Ended

	April 2,	April 3,	April 2,	April 3,
	2005	2004	2005	2004

	(Thousands)
Net income	$41,148	$26,650	$120,989	$24,226
Non-cash and other reconciling items(1)	22,403	26,952	112,572	115,315
Cash flow generated from (used for) working capital (excluding cash and cash equivalents)(2)	82,851	(137,569)	150,618	(75,204)

Net cash flow from (used for) operations	146,402	(83,967)	384,179	64,337
Cash flow generated from (used for):
Purchases of property, plant and equipment	(6,517)	(4,455)	(22,257)	(19,378)
Cash proceeds from sales of property, plant and equipment	328	164	7,125	1,470
Acquisition of operations, net	7	—	(1,098)	(1,448)
Effect of exchange rates on cash and cash equivalents	(10,048)	(1,924)	5,719	11,118
Other, net financing activities	739	6,802	923	13,299

Net free cash flow	130,911	(83,380)	374,591	69,398
Repayment of debt, net	(83,586)	(44,669)	(92,910)	(113,465)

Net increase (decrease) in cash and cash equivalents	$47,325	$(128,049)	$281,681	$(44,067)

(1)	Non-cash and other reconciling items are the combination of depreciation and amortization, deferred income taxes, non-cash restructuring and other charges, and other, net, in cash flows from operations.

(2)	Cash flow generated from working capital is the combination of the changes in the Company’s working capital and other balance sheet accounts in cash flows from operations (receivables, inventories, accounts payable and accrued expenses and other, net).
      During the third quarter and nine months ended April 2, 2005, the Company generated positive cash flows from operations resulting primarily from improved profitability, as discussed throughout this MD&A, as well as from positive net cash flows generated by working capital, excluding cash and cash equivalents. Management has continued to focus on improving asset utilization and efficiency since the economic and industry downturn that began in fiscal 2001. The targeted reduction of accounts receivable, inventory and accounts payable balances has allowed the Company to generate positive cash flow from working capital of $82.9 million and $150.6 million, respectively, in the quarter and nine months ended April 2, 2005. Inventory reductions have been the single biggest driver of this trend, particularly in EM where inventory levels were reduced by over $100 million since the beginning of fiscal 2005, following the temporary inventory buildup that occurred at the beginning of the apparent mid-cycle inventory correction.
      The opposite trend existed during the third quarter and nine months ended April 3, 2004 when the Company utilized $137.6 million and $75.2 million of cash and cash equivalents for working capital. During the prior year period, the Company was still emerging from the economic and industry down cycle and used cash primarily for the buildup of inventory in support of the typically longer lead times from suppliers and increased demand from customers that occurs, particularly in the electronic components sector serviced by EM, during an up-cycle. The outflows associated with working capital coupled with profitability that had not yet improved to current levels based upon the status of cost reduction efforts resulted in the Company generating a cash outflow for operations totaling $84.0 million in the third quarter of fiscal 2004 and a cash inflow from operations totaling $64.3 million for the first nine months of fiscal 2004.
      The cash flows associated with investing activities such as purchases and sales of property, plant and equipment and acquisitions have remained relatively low in all periods presented. The Company completed a small acquisition of a computer product distributor in Slovakia during the first nine months of fiscal 2005 while the cash outflow during the first nine months of the prior year was related primarily to contingent purchase price payments for certain prior period acquisitions. Trends in foreign exchange rates shifted during the third quarter of fiscal 2005 generating the first significant cash outflow due to translation impacts on cash and cash equivalents in the past two years. This outflow is generated when cash and cash equivalents are held at foreign locations during a time when the U.S. Dollar is strengthening against most global currencies as it has during the third quarter of fiscal 2005. This strengthening of the U.S. Dollar combined with the significant cash balances of the Company at the end of the third quarter derived from the overall positive cash flows discussed above generated a net outflow of $10.0 million due to currency translation.
      The cash flow trends discussed above has resulted in significant free cash inflow totaling $130.9 million and $374.6 million for the quarter and nine months ended April 2, 2005 as compared with a net free cash outflow of $83.4 million in the third quarter and free cash inflow of $69.4 million for the first nine months of fiscal 2004. The free cash flow generated in the most recent two quarters, as EM has dealt with the apparent mid-cycle inventory correction and TS has continued to enhance its profitability on a year-over-year basis, is the Company’s largest six month generation of free cash flow since the third quarter of fiscal 2003.

Capital Structure and Contractual Obligations
      The following table summarizes the Company’s capital structure as of the end of the third quarter of fiscal 2005 with a comparison to fiscal 2004 year-end:

	April 2,	% of Total	July 3,	% of Total
	2005	Capitalization	2004	Capitalization

	(Dollars in thousands)
Short-term debt	$68,788	2.0%	$160,660	4.9%
Long-term debt	1,181,344	34.8	1,196,160	36.1

Total debt	1,250,132	36.8	1,356,820	41.0
Shareholders’ equity	2,147,257	63.2	1,953,426	59.0

Total capitalization	$3,397,389	100.0	$3,310,246	100.0

      Long-term debt in the above table includes the fair value adjustment reducing total debt and capitalization by $1.5 million and increasing total debt and capitalization by $13.6 million at April 2, 2005 and July 3, 2004, respectively. This fair value adjustment relates to the interest rate hedges on the 8.00% and 9 3/4% Notes discussed in Financing Transactions. For a description of the Company’s long-term debt and lease commitments for the next five years and thereafter, see Long-Term Contractual Obligations appearing in Item 7 of the Company’s Annual Report on Form 10-K for the year ended July 3, 2004. With the exception of pay-downs of debt obligations discussed herein and regularly scheduled lease payments, there are no material changes to this information.
      The Company also has an accounts receivable securitization program (the “Program”), discussed more fully in Off-Balance Sheet Arrangements. There were no drawings under the Program at April 2, 2005 or July 3, 2004.
      The Company does not currently have any material commitments for capital expenditures.

Financing Transactions
      In February 2005, the Company repaid the remaining $86.6 million of the 7 7/8% Notes that matured on February 15, 2005.
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
      The proceeds from the issuance of the Debentures, net of underwriting fees, were $292.5 million. The Company used these proceeds to fund the tender and purchase of $273.4 million of its 7 7/8% Notes due February 15, 2005. The Company incurred debt extinguishment costs of $16.4 million pre-tax, $14.2 million after-tax and $0.12 per share on a diluted basis during the quarter ended April 3, 2004 related primarily to premiums and other transaction costs associated with this tender and early redemption.

      The Company has an unsecured, three-year $350.0 million credit facility with a syndicate of banks (the “Credit Facility”), which expires in June 2007. The Company may select from various interest rate options, currencies and maturities under the Credit Facility. The Credit Facility contains certain covenants, all of which the Company was in compliance with as of April 2, 2005. There were no borrowings under the Credit Facility at April 2, 2005 or July 3, 2004.
      The Company has two interest rate swaps with a total notional amount of $400.0 million in order to hedge the change in fair value of the 8% Notes related to fluctuations in interest rates. These contracts are classified as fair value hedges and mature in November 2006. The interest rate swaps modify the Company’s interest rate exposure by effectively converting the fixed rate on the 8% Notes to a floating rate (6.0% at April 2, 2005) based on three-month U.S. LIBOR plus a spread through their maturities. The Company has three additional interest rate swaps with a total notional amount of $300.0 million in order to hedge the change in fair market value of the 9 3/4% Notes related to fluctuations in interest rates. These hedges are also classified as fair value hedges and mature in February 2008. These interest rate swaps modify the Company’s interest rate exposure by effectively converting the fixed rate on the 9 3/4% Notes to a floating rate (9.3% at April 2, 2005) based on three-month U.S. LIBOR plus a spread through their maturities. The hedged fixed rate debt and the interest rate swaps are adjusted to current market values through interest expense in the consolidated statements of operations included in Item 1 of this Report. The Company accounts for the hedges using the shortcut method as defined under Statement of Financial Accounting Standards No. 133, Accounting for Derivative Instruments and Hedging Activities, as amended by Statement of Financial Accounting Standards No. 138, Accounting for Certain Derivative Instruments and Hedging Activities. Due to the effectiveness of the hedges since inception, the market value adjustments for the hedged debt and the interest rate swaps directly offset one another.
      In addition to its primary financing arrangements, the Company has several small lines of credit in various locations to fund the short-term working capital, foreign exchange, overdraft and letter of credit needs of its wholly owned subsidiaries in Europe and Asia. Avnet generally guarantees its subsidiaries’ debt under these facilities.

Off-Balance Sheet Arrangements
      The Company has a $350.0 million accounts receivable securitization program (the “Program”) with two financial institutions whereby it may sell, on a revolving basis, an undivided interest in a pool of its trade accounts receivable. Under the Program, the Company may sell receivables in securitization transactions and retain a subordinated interest and servicing rights to those receivables. Receivables sold under the Program are sold without legal recourse to third party conduits through a wholly owned bankruptcy-remote special purpose entity that is consolidated for financial reporting purposes. The Program qualifies for sale treatment under Statement of Financial Accounting Standards No. 140, Accounting for Transfer and Servicing of Financial Assets and Extinguishment of Liabilities. The availability for financing under the Program is dependent on the level of the Company’s trade receivables from month to month. There were no receivables sold under the Program at April 2, 2005 or July 3, 2004. The purpose of the Program is to provide the Company with an additional source of liquidity at interest rates more favorable than it could receive through other forms of financing. The term of the current Program agreement extends until August 2005. The Program is expected to be renewed on similar or more favorable terms to the Company subject to satisfactory negotiations with the financial institutions.

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

Circumstances that could affect the Company’s ability to meet the required covenants and conditions of the Program include the Company’s ongoing profitability and perceived financial strength or weakness by credit rating agencies and various other economic, market and industry factors. The Company was in compliance with all covenants of the Program at April 2, 2005.
      The Credit Facility discussed in Financing Transactions contains certain covenants with various limitations on debt incurrence, dividends, investments and capital expenditures and also includes financial covenants requiring the Company to maintain minimum interest coverage and leverage ratios, as defined. Management does not believe that the covenants in the Credit Facility limit the Company’s ability to pursue its intended business strategy or future financing needs. The Company was in compliance with all covenants of the Credit Facility as of April 2, 2005.
      See Liquidity Analysis for further discussion of the Company’s availability under its primary financing facilities.

Liquidity Analysis
      The Company had total borrowing capacity of $700.0 million at April 2, 2005 under the Credit Facility and the Program, against which $19.7 million in letters of credit were issued under the Credit Facility resulting in $680.3 million of net availability at the end of the third quarter. The Company also had an additional $594.3 million of cash and cash equivalents at April 2, 2005. There are no significant financial commitments of the Company outside of normal debt and lease maturities discussed in Capital Structure and Contractual Obligations. Management believes that Avnet’s borrowing capacity, its current cash availability and the Company’s expected ability to generate operating cash flows are sufficient to meet its projected financing needs. The Company is less likely to generate positive cash flows from working capital reductions during an up-cycle in the electronic components and computer products industry. However, additional cash requirements for working capital are generally expected to be offset by the operating cash flows generated by the Company’s enhanced profitability model resulting from the Company’s significant cost reductions achieved in recent years. Furthermore, the next significant public debt maturity is not until the $400.0 million 8% Notes mature in November 2006, which provides the Company with more than adequate time to review repayment or refinancing alternatives.
      The following table highlights the Company’s liquidity and related ratios as of the end of the third quarter of fiscal 2005 with a comparison to the fiscal 2004 year-end:

	April 2,	July 3,	Percent
	2005	2004	Change

	(Dollars in millions)
Current Assets	$3,732.1	$3,484.0	7.1%
Quick Assets	2,380.0	2,056.6	15.7
Current Liabilities	1,664.7	1,645.0	1.2
Working Capital	2,067.4	1,839.0	12.4
Total Debt	1,250.1	1,356.8	(7.9)
Total Capital (total debt plus total shareholders’ equity)	3,397.4	3,310.2	2.6
Quick Ratio	1.4:1	1.3:1
Working Capital Ratio	2.2:1	2.1:1
Debt to Total Capital	36.8%	41.0%
      The Company’s current assets and quick assets (consisting of cash and cash equivalents and receivables) have increased significantly in the nine months ended April 2, 2005, primarily as a function of the $281.7 million of net cash flow generated over this period as discussed in Cash Flow. During this same period, current liabilities have remained more constant as the Company’s accounts payable levels have increased slightly by virtue of the increased sales volume of the Company as a whole, but this increase has been substantially offset by the reduction in short-term debt with the repayment in February 2005 of the remaining $86.6 million of 7 7/8% Notes that matured on February 15, 2005 (see Financing Transactions). These asset and liability trends combined to result in a 12.4% increase in working capital over the nine months ended April 2, 2005. At April 2, 2005, quick assets were greater than the Company’s current liabilities by $715.3 million as compared with $411.6 million at July 3, 2004. Working capital increased to $2.07 billion at the end of the third quarter as compared with $1.84 billion at the end of fiscal 2004.

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
      In December 2004, the FASB issued SFAS No. 123 (revised 2004), Share-Based Payments (“SFAS 123(R)”) which revises SFAS No. 123, Accounting for Stock-Based Compensation and supersedes APB Opinion No. 25, Accounting for Stock Issued to Employees. SFAS 123(R) requires all share-based payments to employees, including grants of employee stock options, be measured at fair value and expensed in the consolidated income statement over the service period (generally the vesting period). SFAS 123(R) will be effective in Avnet’s first quarter of fiscal 2006 at which point the Company will begin to record the expense associated with share-based payments to employees. The estimated pro-forma impacts of expensing share-based payments on the periods presented herein are presented in Note 3 to the Consolidated Financial Statements appearing in Item 1 of this Report. Management has not yet determined whether the Company will transition to SFAS 123(R) at the effective date by restating prior periods (modified retrospective application) or by only recognizing compensation cost in the consolidated statements of operations beginning with the effective date and thereafter with prior periods still presented on a pro forma basis (modified prospective application). In addition, the Company is currently assessing the valuation method it will use to value stock options upon adoption.
      In December 2004, the FASB issued Staff Position No. 109-2 (“FSP 109-2”), Accounting and Disclosure Guidance for the Foreign Earnings Repatriation Provision within the American Jobs Creation Act of 2004, which provides guidance for implementing the repatriation of earnings provisions of the American Jobs Creation Act of 2004 (the “Jobs Act”) and the impact on the Company’s income tax expense and deferred income tax liabilities. The Jobs Act was enacted in October 2004. However, FSP 109-2 allows additional time beyond the period of enactment to allow the Company to evaluate the effect of the Jobs Act on the Company’s plan for reinvestment or repatriation of foreign earnings. The Company is currently evaluating the impact of the repatriation provisions of FSP 109-2. However, the Company cannot complete its evaluation until the U.S. Treasury provides additional guidance to clarify certain provisions of the Jobs Act. The Company is performing its evaluation in stages and, at this point, is considering a range between zero and

$100 million for potential repatriation. However, the related range of income tax effects from such repatriation cannot be reasonably estimated at this time.

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
      See Liquidity and Capital Resources appearing in Item 2 of this Report for further discussion of the Company’s financing facilities and capital structure. As of April 2, 2005, 39% of the Company’s debt bears interest at a fixed rate and 61% of the Company’s debt bears interest at variable rates (including as variable rate debt the $400.0 million 8% Notes and $300.0 million of the 9 3/4% Notes based on the variable rate hedges in place to hedge the Company’s exposure to changes in fair value associated with these Notes due to changes in interest rates — see Financing Transactions for further discussion). Therefore, a hypothetical 1.0% (100 basis point) increase in interest rates would result in a $1.9 million impact on income before income taxes in the Company’s consolidated statement of operations for the quarter ended April 2, 2005.

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
      During the third quarter of fiscal 2005, there have been no changes to the Company’s internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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
      The Company is a PRP at a manufacturing site in Huguenot, New York, currently under investigation by the New York State Department of Environmental Conservation (“NYSDEC”), which site the Company owned from the mid-1960s until the early-1970s. The estimated cost of the first phase of the environmental clean-up (to remediate contaminated soils), is approximately $2.4 million based on a NYSDEC cost estimate. The Company is currently engaged in litigation to apportion these costs among it and the current and former owners and operators of the site. Based on current information, the Company does not anticipate its liability in the matter will be material to its financial position, cash flow or results of operations.
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

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds
      The following table includes the Company’s monthly purchases of common stock during the third quarter ended April 2, 2005:

				Maximum Number
				(or Approximate
			Total Number of	Dollar Value) of
			Shares Purchased as	Shares That May
			Part of Publicly	Yet Be Purchased
	Total Number of	Average Price	Announced Plans or	Under the Plans
Period	Shares Purchased	Paid per Share	Programs	or Programs

January	30,000	$17.20	—	—
February	25,000	$18.93	—	—
March	20,000	$19.67	—	—
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

Raymond Sadowski
Senior Vice President and
Chief Financial Officer
Date: May 11, 2005

INDEX TO EXHIBITS

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