Form 10-K
period 2005-07-02
AVNET INC
filed 2005-09-13
CIK 8858

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-K

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended July 2, 2005

Or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from to
Commission file number 1-4224
Avnet, Inc.
(Exact name of registrant as specified in its charter)

New York	11-1890605
(State or other jurisdiction of	(I.R.S. Employer
incorporation or organization)	Identification No.)

2211 South 47th Street, Phoenix, Arizona	85034 (Zip Code)
(Address of principal executive offices)
Registrant’s telephone number, including area code (480) 643-2000
Securities registered pursuant to Section 12(b) of the Act:

Title of Each Class	Name of Each Exchange on Which Registered

Common Stock	New York Stock Exchange
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
      Indicate by checkmark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act).     Yes ☑          No ☐
      Indicate by checkmark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).     Yes ☐          No ☑

The aggregate market value (approximate) of the registrant’s common equity held by non-affiliates based on the closing price of a share of the registrant’s common stock for New York Stock Exchange composite transactions on December 31, 2004 (the last business day of the registrant’s most recently completed second fiscal quarter)	$2,198,419,575
The number of shares of the registrant’s Common Stock (net of treasury shares) outstanding at August 26, 2005	145,433,978
DOCUMENTS INCORPORATED BY REFERENCE
      Certain portions of the registrant’s definitive proxy statement (to be filed pursuant to Reg. 14A) relating to the Annual Meeting of Shareholders anticipated to be held on November 10, 2005 are incorporated herein by reference in Part III of this Report.

FORWARD-LOOKING STATEMENTS
      This Report contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934, as amended, with respect to the financial condition, results of operations and business of Avnet, Inc. and subsidiaries (“Avnet” or the “Company”). You can find many of these statements by looking for words like “believes,” “expects,” “anticipates,” “should,” “will,” “may,” “estimates” or similar expressions in this Report or in documents incorporated by reference in this Report.
      These forward-looking statements are subject to numerous assumptions, risks and uncertainties. Factors that may cause actual results to differ materially from those contemplated by the forward-looking statements include, but are not limited to, the following:

•	A technology industry down-cycle, particularly in the semiconductor sector, would adversely affect Avnet’s expected operating results.

•	Competitive pressures among distributors of electronic components and computer products may increase significantly through entry of new competitors or otherwise.

•	General economic or business conditions, domestic and foreign, may be less favorable than management expected, resulting in lower sales and profitability which can, in turn, impact the Company’s credit ratings, debt covenant compliance and liquidity, as well as the Company’s ability to maintain existing unsecured financing or to obtain new financing.

•	Avnet may be adversely affected by the allocation of products by suppliers.

•	Avnet’s ability to successfully integrate the Memec acquisition may impact Avnet’s ability to achieve the desired synergy savings and expected profitability in the combined business.

•	Legislative or regulatory changes may adversely affect the businesses in which Avnet is engaged.

•	Adverse changes may occur in the securities markets.

•	Changes in interest rates and currency fluctuations may impact Avnet’s profit margins.
      Although management believes that the plans and expectations reflected in or suggested by these forward-looking statements are reasonable, management cannot assure you that we will achieve or realize these plans and expectations. Because forward-looking statements are subject to risks and uncertainties, actual results may differ materially from those expressed or implied by them. Management cautions you not to place undue reliance on these statements, which speak only as of the date of this Report.
      Avnet does not undertake any obligation to update any forward-looking statements, whether as a result of new information, future events or otherwise.

PART I

Item 1.	Business
      Avnet, Inc., incorporated in New York in 1955, together with its subsidiaries (the “Company” or “Avnet”), is one of the world’s largest industrial distributors, based on sales, of electronic components, enterprise network and computer products and embedded subsystems. Avnet’s sales in fiscal 2005 totaled $11.07 billion. Memec Group Holdings Limited (“Memec”), acquired by Avnet on July 5, 2005, had sales of $2.28 billion in the same twelve month period, which would represent over $13 billion of total sales for Avnet and Memec in the twelve months ended July 2, 2005. Avnet creates a vital link in the technology supply chain that connects over 300 of the world’s leading electronic component and computer product manufacturers and software developers as a single source for multiple products for a global customer base of over 100,000 original equipment manufacturers (“OEMs”), contract manufacturers, original design manufacturers, value-added resellers (“VARs”) and end-users. Avnet distributes electronic components, computer products and software as received from its suppliers or with assembly or other value added by Avnet. Additionally, Avnet provides engineering design, materials management and logistics services, system integration and configuration, and supply chain advisory services.
Organizational Structure
      Avnet is comprised of two operating groups called Electronics Marketing (“EM”) and Technology Solutions (“TS”). Both operating groups have operations in each of the three major economic regions of the world: the Americas; Europe, the Middle East and Africa (“EMEA”); and Asia. Each operating group has its own management team that is led by a group president and includes senior executives within the operating group that manage the accounting and finance, facilities, warehousing and other administrative tasks for each operating group as a whole. Each operating group also has distinct financial reporting that is evaluated at the corporate level and on which operating decisions and strategic planning for the Company as a whole are made. Divisions exist within each operating group that serve primarily as sales and marketing units to further streamline the sales and marketing efforts within each operating group and to enhance each operating group’s ability to work with its customers and suppliers, generally along more specific product lines or based upon geography. However, each division relies heavily on the support services that are provided centrally within each operating group and centralized support at the corporate level.
      Subsequent to fiscal 2005 (on July 5, 2005), the Company completed the acquisition of Memec, a global distributor that markets and sells a portfolio of semiconductor devices from industry-leading suppliers in addition to providing customers with engineering expertise and design services.
      Management anticipates that Memec, with sales of $2.29 billion in its fiscal year ended December 31, 2004, will be fully integrated into Avnet’s EM operating group by the end of Avnet’s fiscal 2006, with a substantial portion of the integration completed by the end of the second quarter of fiscal 2006. The acquisition of Memec will provide for expansion of EM in each of the three major economic regions as well as allowing Avnet to gain entry into the Japanese market, the only major semiconductor market in which Avnet did not previously have a presence.
      See Acquisitions in this Item 1 and Note 2 to the consolidated financial statements appearing in Item 15 of this Report for further discussion of the Memec acquisition.
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
      EM markets and sells products on behalf of over 300 of the world’s leading electronic component manufacturers. Suppliers of components to EM include Analog Devices, Freescale Semiconductor, Infineon Technologies, Intel, National Semiconductor, ON Semiconductor, Philips Components, Texas Instruments, Tyco Electronics and Xilinx. EM sells to multinational, regional and local OEMs and contract manufacturers including Alcatel, Benchmark, Celestica, General Electric, Honeywell, Hon Hai Precision, Jabil, Plexus, Sanmina-SCI, and Solectron.
      EM is Avnet’s largest operating group, with sales in fiscal 2005 of $6.26 billion, representing 56.6% of Avnet’s consolidated sales. EM is comprised of three regional operations: EM Americas, which had sales of $2.53 billion in fiscal 2005, or 22.9% of Avnet’s consolidated sales; EM EMEA, which had sales of $2.37 billion in fiscal 2005, or 21.4% of Avnet’s consolidated sales; and EM Asia, which had sales of $1.36 billion in fiscal 2005, or 12.3% of Avnet’s consolidated sales.
      Each of EM’s sales and marketing divisions generally focuses on a specific customer segment, particular product lines provided by a specific group of suppliers or on a specific geography. The various divisions collectively focus on the transactional needs of the traditional global electronic components distribution market, and thereby offer one of the industry’s broadest line cards and convenient one-stop shopping with an emphasis on responsiveness, engineering support, on-time delivery and quality. Certain specialty services are made available to the individual divisions through common support service units.
      EM’s division structure is as follows:

Americas

•	EM Americas distributes semiconductors, electronic connectors, electronic wire and cable, other passive and electromechanical products and interconnect assemblies used in assembling and manufacturing of electronic products. EM Americas addresses the needs of its customers and suppliers through focused channels to service small- to medium-sized customers, global customers, defense and aerospace customers, emerging customers and contract manufacturers. EM Americas also provides an array of value-added services including engineering design, supply chain services, hi-reliability processing, parametric assembly, cable assembly, fan assembly, taping, reeling and component modification.

EMEA

•	In EMEA, EM goes to market with seven sales and marketing divisions: EBV and WBC, based in Germany, which specialize in demand creation and logistics services for select semiconductor suppliers; Silica, based in the United Kingdom, a semiconductor marketer; Avnet Time, based in Germany, a marketer of IP&E and power supply components; Avnet Supply Chain Services, based in the United Kingdom, a provider of supply chain solutions, material management and warehousing services; BFI-Optilas, based in France, a marketer of specialty components and devices; Avnet Israel, based in Tel Aviv, a value-added electronic components distributor in Israel; and Avnet Kopp, based in South Africa, a distributor of electronic components. EM EMEA does business in over 40 western and eastern European countries, and over 10 countries in the Middle East and Africa.

Asia

•	EM Asia is a value-added distributor of electronic components and services in 16 Asian countries, as well as Australia and New Zealand. All of EM Asia’s operations have access to the products and services provided by EM globally. Avnet goes to market in China with three focused sales and marketing divisions — Sunrise, ChinaTronic and Avnet Technology.

Following the fiscal 2006 acquisition of Memec, EM has established Avnet-Memec specialty semiconductor distribution sales and marketing divisions in each of the three major economic regions to continue to focus on demand creation for particular suppliers and specialty needs for certain customers in those regions. Additionally, the Memec acquisition provides Avnet entry into the Japanese market where Avnet-Memec, Japan will continue to operate as a distinct sales and marketing division for EM.
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
      TS is a leading partner for system vendors such as IBM and HP. Other key suppliers TS serves include Advanced Micro Devices, Cisco Systems, EIZO, EMC, Intel, Network Appliance, Oracle and Storage Technology Corp. TS markets and sells its products and services to the VAR channel and enterprise computing customers, which include ABS Computer Technologies, ASAP Software, Dell Computer, Evolving Solutions, GE Medical Systems, Intel, Key Information Systems, Sirius Computer Systems, Software Spectrum and Venture SystemSource.
      Sales for TS were $4.81 billion in fiscal 2005, representing 43.4% of Avnet’s consolidated sales. TS’s fiscal 2005 global sales consisted of the following regional results: TS America sales of $3.27 billion, or 29.5% of Avnet’s consolidated sales; TS EMEA sales of $1.31 billion, or 11.8% of Avnet’s consolidated sales; and TS Asia sales of $230.8 million, or 2.1% of Avnet’s consolidated sales.
      As a global technology sales and marketing organization, TS has dedicated sales and marketing divisions focused on specific customer segments including OEMs, independent software vendors, system builders, system integrators, VARs and end-user customers. TS’s select line card strategy enables an exceptional level of attention to the needs of its suppliers.
      TS consists of the following primary divisions:

•	Avnet Partner Solutions is a global value-added distributor of enterprise computing systems, software, storage, complex technology solutions and services. Avnet Partner Solutions is one of the industry’s leading value-added distributors in the enterprise computing space in support of a limited line card of the foremost systems, storage and software manufacturers. Avnet Partner Solutions provides those manufacturers’ products to VARs, along with complementary value-added services. Avnet Partner Solutions also provides logistics, financial, marketing, sales and technical services, including in-house engineering support, complex systems integration and configuration services. Avnet Partner Solutions has locations in North America in addition to European offices in Austria, Belgium, the Czech Republic, Germany, Hungary, Italy, Poland, Switzerland and the United Kingdom. Avnet Partner Solutions also operates a division in Australia, serving resellers, independent software vendors and system integrators.

•	Avnet Computing Components serves the needs of manufacturers of general-purpose computers and system builders by providing them with the latest technologies such as microprocessors, DRAM modules and motherboards. Avnet Computing Components does business in all three of the major economic regions: Americas, EMEA and Asia.

•	Avnet Applied Computing Solutions focuses on the unique needs of non-PC OEMs and system builders/integrators. Avnet Applied Computing Solutions provides technical design, integration and financing to developers of application specific computer solutions in the non-PC market place. Examples of these types of customers are OEMs in the medical, telecommunications, industrial control and digital creation market segments. Avnet Applied Computing Solutions does business in all three of the major economic regions: Americas, EMEA and Asia.

•	Avnet Visual and Data Solutions concentrates on specialized video and display products, network products and storage solutions, while targeting primarily VARs and system integrators with its wireless switch and wireless standalone solutions. Avnet Visual and Data Solutions does business in eight European countries.

•	Avnet Enterprise Solutions provides end-user customers with information technology solutions including hardware, software, maintenance, financial and professional services. Avnet Enterprise Solutions is a solutions integrator specializing in network solutions. Avnet Enterprise Solutions leverages its unique suite of technical and financial strategies and services to minimize risk, maximize flexibility and optimize the use of capital on IT infrastructures, and thus bring value to businesses intent on managing their total cost of technology infrastructure — from the data center, through the network, to the desktop. Avnet Enterprise Solutions provides services to customers primarily in the U.S.
Foreign Operations
      As noted in the operating group discussions, Avnet’s operations are deployed globally with significant operations in the three major economic regions of the world: the Americas, EMEA, and Asia. Historically, Avnet’s operations in the Americas region (primarily the United States) have contributed the largest percentage of consolidated sales. During fiscal 2005, 2004 and 2003, the percentage of the Company’s sales in the Americas has been 52%, 53% and 56%, respectively. The EMEA region’s contribution to Avnet’s consolidated sales has remained relatively stable at approximately 33% in each of the past three fiscal years. The Asia region has been continuously growing as a percentage of consolidated sales with 15%, 14% and 11%, respectively, of consolidated sales being generated in that region during fiscal 2005, 2004 and 2003. This growth in Asia is indicative of a worldwide industry trend and is a result of Avnet’s continued investment into this rapidly growing region, particularly in the Peoples’ Republic of China. Management expects the Asia region to continue to grow, both in volume of business and as a percentage of the Company’s global business in the future, although the rate of growth may not remain at the same robust percentages exhibited in the past three to four years. Furthermore, the fiscal 2006 acquisition of Memec will provide Avnet with an expanded presence in the Asia region in addition to making Avnet one of the only U.S. based electronic components distributors with a significant presence in Japan.
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
Acquisitions
      Subsequent to fiscal 2005 (on July 5, 2005), the Company completed the acquisition of Memec, a global distributor that markets and sells a portfolio of semiconductor devices from industry-leading suppliers, and a provider of engineering expertise and design services. The acquisition of Memec is the Company’s largest acquisition to date, based on annual sales. Memec’s sales in its fiscal year ended December 31, 2004 were $2.29 billion. The consideration for the Memec acquisition consisted of stock and cash valued at approximately $504.2 million, including transaction cost, plus the assumption of approximately $240.0 million of Memec’s net debt (debt less cash acquired). Under the terms of the purchase, Memec investors received approximately 24.011 million shares of Avnet common stock plus approximately $64.0 million of cash. The shares of Avnet common stock were valued at $17.42 per share, which represents the five-day average stock price beginning two days before the acquisition announcement on April 26, 2005. See Organizational Structure in this Item 1 for further discussion of the integration of Memec into EM’s operations.

      The acquisition of Memec will provide for expansion of EM in each of the three major economic regions. The combination of Memec’s Asian operations with Avnet’s already industry-leading position, based on sales, in the Asia region will provide Avnet with a dominant position in this key growth region. Memec’s established position in Japan — the only U.S.-based distributor with such a presence in the Japanese market — also represents a significant opportunity by providing entry into this major electronic component marketplace. In addition, because Memec’s operations and business model is similar to Avnet’s, management believes significant synergies can be obtained in the combined businesses, thus allowing for significant operating cost reductions upon completion of the integration of Memec.
      With the exception of the acquisition of Memec subsequent to fiscal 2005, Avnet has made no significant acquisitions in the past three years. Avnet has historically pursued a strategic acquisition program to grow its presence in world markets for electronic components and compuer products. This program was a significant factor in Avnet becoming one of the largest industrial distributors of such products worldwide. Avnet will continue to pursue strategic acquisitions as part of its overall growth strategy, with its focus likely directed at smaller targets in markets where the Company is seeking to expand its global presence or increase its scale and scope where an acquisition may be beneficial. Management currently does not anticipate making any significant acquisitions in the near term.
Major Products
      One of Avnet’s competitive strengths is the breadth and quality of the suppliers whose products it distributes. In fiscal 2005, IBM represented the only supplier from which sales of its products exceeded 10% of the Company’s consolidated sales. During fiscal 2005, IBM products accounted for approximately 18.7% of the Company’s sales.
      Listed in the table below are the major product categories and the Company’s approximate sales of each during the past three fiscal years:

	Years Ended

	July 2,	July 3,	June 27,
	2005	2004	2003

	(Millions)
Semiconductors	$6,082.2	$5,663.3	$4,819.1
Computer products	4,003.8	3,656.8	3,457.8
Connectors	481.7	442.8	376.3
Passives, electromechanical and other	499.1	481.8	395.2

	$11,066.8	$10,244.7	$9,048.4

      As of July 2, 2005, the Company had more than 250 locations worldwide, as well as a limited number of instances where Avnet-owned product is stored in customer facilities. Many of these locations contain sales, warehousing and administrative functions for multiple sales and marketing units. Avnet sells to customers in approximately 70 countries.
Competition & Markets
      Avnet is one of the world’s largest industrial distributors, based on sales, of electronic components and computer products.
      The electronic component and computer product industry continues to be extremely competitive and is subject to rapid technological advances. The Company’s major competitors are Arrow Electronics, Inc., Future Electronics, World Peace Group and Agilysys, Inc. There are also certain smaller, specialized competitors who focus upon one market or product or a particular sector. As a result of these factors, Avnet must remain competitive in its pricing of goods and services.
      Another key competitive factor in the electronic component and computer product distribution industry as a whole is the need to carry a sufficient amount of inventory to meet rapid delivery requirements of customers. However, to minimize its exposure related to valuation of inventory on hand, the majority of the Company’s products are purchased pursuant to non-exclusive distributor agreements, which typically provide certain protections to the Company for product obsolescence and price erosion in the form of rights of return and price protection. Furthermore, these agreements are generally cancelable upon 30 to 180 days notice and, in most cases, provide for inventory return privileges upon cancellation. In addition, the Company enhances its competitive position by offering a variety of value-added services which entail the performance of services and/or processes tailored to individual customer specifications and business needs such as point of use replenishment, testing, assembly, supply chain management and materials management.
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
Number of Employees
      At July 2, 2005, Avnet had approximately 9,800 employees.
Avnet Website
      In addition to the information about Avnet and its subsidiaries contained in this Report, extensive information about the Company can be found through our website located at www.avnet.com, including information about our management team, products and services and our corporate governance practices.
      The corporate governance information on our website includes the Company’s Corporate Governance Guidelines, the Code of Conduct and the charters for each of the committees of our Board of Directors. In addition, amendments to the Code of Conduct and waivers granted to our directors and executive officers under the Code of Conduct, if any, will be posted in this area of our website. These documents can be accessed at www.avnet.com under the “Investor Relations — Governance” caption. Printed versions of our Corporate Governance Guidelines, our Code of Conduct and the charters of our Board committees can be obtained, free of charge, by writing to the Company at: Avnet, Inc., 2211 South 47th Street, Phoenix, AZ 85034; Attn: Corporate Secretary.
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
      These details about Avnet’s website and its content are for information. The contents of the Company’s website are not, nor shall be deemed to be incorporated by reference in this Report.

Item 2.	Properties
      At July 2, 2005, the Company owned and leased approximately 600,000 and 3,392,000 square feet of space, respectively, of which approximately 50% is located in the United States. The following table summarizes certain of the Company’s key facilities as of July 2, 2005:

		Leased or
Location	Sq. Footage	Owned	Primary Use

Phoenix, Arizona	176,000	Leased	Corporate and EM headquarters
Tempe, Arizona	132,000	Leased	TS headquarters
Chandler, Arizona	395,000	Owned	EM warehousing and value-added operations
Phoenix, Arizona	122,000	Leased	TS warehousing, integration and value-added operations
Grapevine, Texas	181,000	Leased	EM warehousing and value-added operations
Poing, Germany	190,000	Leased	EM warehousing and value-added operations
Tongeren, Belgium	167,000	Owned	EM and TS warehousing and value- added operations

Item 3.	Legal Proceedings
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
      The Company is a PRP at a manufacturing site in Huguenot, New York, currently under investigation by the New York State Department of Environmental Conservation (“NYSDEC”), which site the Company owned from the mid-1960s until the early-1970s. The Company has been engaged in litigation to apportion the estimated clean-up costs among it and the current and former owners and operators of the site. Subsequent to fiscal 2005, the Company reached a tentative settlement in this matter, which will, upon payment, relieve the Company of ongoing liability for the first phase of the environmental clean up (estimated to cost a total of $2.4 million for all parties to remediate contaminated soils) and for past costs incurred by NYSDEC and the current owner of the site. This tentative agreement is still subject to finalization, including ratification by all parties involved and the remediation plan is subject to final approval by NYSDEC. Based on the tentative settlement arrangement and the expected costs of the remediation efforts, the Company does not anticipate its liability in the matter will be material to its financial position, cash flow or results of operations.

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
Market price per share
      The Company’s common stock is listed on the New York Stock Exchange. Quarterly market prices (as reported for the New York Stock Exchange composite transactions) for the last two fiscal years were:

	2005		2004

Fiscal Quarters	High	Low	High	Low

1st	$20.90	$15.66	$18.82	$12.02
2nd	19.70	15.80	22.60	16.85
3rd	20.14	16.10	27.52	21.05
4th	22.99	16.75	26.92	20.78
      The Company paid no dividends during fiscal 2005 or 2004, nor are any dividend payments currently contemplated in the future.
Record Holders
      As of August 26, 2005, there were approximately 4,903 holders of record of Avnet’s common stock.
Equity Compensation Plan Information as of July 2, 2005

				Number of Securities
				Remaining Available for
	Number of Securities			Future Issuance Under
	to be Issued Upon		Weighted-Average	Equity Compensation
	Exercise of		Exercise Price of	Plans (Excluding
	Outstanding Options,		Outstanding Options,	Securities Reflected in
Plan Category	Warrants and Rights		Warrants and Rights	Column (a))

	(a)		(b)	(c)
Equity compensation plans approved by security holders(1)	10,054,527	(2)	$20.28	6,241,814	(3)
Equity compensation plans not approved by security holders	—		—	21,361
Total	10,054,527		$20.28	6,263,175

(1)	Options assumed through acquisitions accounted for as purchases are excluded from (2) below. The outstanding balance of acquired options was 143,810 (column (a)) with a related weighted average exercise price of $34.03 (column (b)).

(2)	Includes 9,811,391 outstanding options and 243,136 stock incentive shares awarded but not yet delivered.

(3)	Includes 3,737,704 options available for grant, 1,873,680 incentive shares not yet awarded and 630,430 shares authorized for the Employee Stock Purchase Plan but not yet utilized.
      The Company has one equity compensation plan that has not been approved by shareholders — the Outside Director Stock Bonus Plan. Under this plan, non-employee directors are awarded shares equal to $20,000 of Avnet common stock upon their re-election each year, as part of their director compensation package. Directors may elect to receive this compensation in the form of common stock under the Outside Director Stock Bonus Plan or they may elect to defer their compensation to be paid in common stock at a later date. Shares are issued in January of each year and the number of shares is calculated by dividing $20,000 by the average of the high and low price of the common stock on the first business day of January. The Board of Directors established a reserve of 50,000 shares for this plan in November 2002. Aggregate shares issued under the plan totaled 8,832, 3,724 and 16,083 for fiscal 2005, 2004 and 2003, respectively.

Issuer Purchases of Equity Securities
      The following table includes the Company’s monthly purchases of common stock during the fourth quarter ended July 2, 2005:

				Maximum Number
				(or Approximate
			Total Number of	Dollar Value) of
	Total		Shares Purchased as	Shares That may yet
	Number of		Part of Publicly	be Purchased Under
	Shares	Average Price	Announced Plans or	the Plans or
Period	Purchased	Paid per Share	Programs	Programs

April	20,000	$18.31	—	—
May	25,000	18.89	—	—
June	20,000	21.59	—	—
      The purchases of Avnet common stock noted above were made on the open market to obtain shares for purchase under the Company’s Employee Stock Purchase Plan. None of these purchases were made pursuant to a publicly announced repurchase plan and the Company does not currently have a stock repurchase plan in place.

Item 6.	Selected Financial Data*

	Years Ended

	July 2,	July 3,		June 27,		June 28,		June 29,
	2005	2004		2003		2002		2001

	(Millions, except for per share and ratio data)
Income:
Sales	$11,066.8	$10,244.7		$9,048.4		$8,920.2		$12,814.0
Gross profit	1,459.0	1,364.9		1,215.0		1,222.8	(c)	1,865.5	(e)
Operating income (loss)	321.3	202.2	(a)	12.7	(b)	(3.0	)(c)	253.7	(e)
Income tax provision (benefit)	71.5	25.5	(a)	(33.3	)(b)	(36.4	)(c)	87.2	(e)
Earnings (loss)	168.2	72.9	(a)	(46.1	)(b)	(84.4	)(c)(d)	0.1	(e)
Financial Position:
Working capital	2,065.4	1,839.0		1,820.0		1,928.7		1,177.4
Total assets	5,098.2	4,863.7		4,500.0		4,682.0		5,864.1
Long-term debt	1,183.2	1,196.2		1,278.4		1,565.8		919.5
Shareholders’ equity	2,097.0	1,953.4		1,832.5		1,804.5		2,374.6
Per Share:
Basic earnings (loss)	1.39	0.61	(a)	(0.39	)(b)	(0.71	)(c)(d)	—	(e)
Diluted earnings (loss)	1.39	0.60	(a)	(0.39	)(b)	(0.71	)(c)(d)	—	(e)
Dividends	—	—		—		0.15		0.30
Book value	17.36	16.21		15.33		15.11		20.15
Ratios:
Operating income (loss) margin on sales	2.9%	2.0	%(a)	0.1	%(b)	—	%(c)	2.0	%(e)
Profit (loss) margin on sales	1.5%	0.7	%(a)	(0.5	)%(b)	(0.9	)%(c)(d)	—	%(e)
Return on equity	8.1%	3.9	%(a)	(2.6	)%(b)	(4.1	)%(c)(d)	—	%(e)
Return on capital	6.5%	3.9	%(a)	0.5	%(b)	(0.2	)%(c)(d)	2.3	%(e)
Quick	1.5:1	1.3:1		1.4:1		1.2:1		0.7:1
Working capital	2.2:1	2.1:1		2.4:1		2.5:1		1.5:1
Total debt to capital	37.2%	41.0%		44.4%		47.4%		48.3%
See footnotes to Selected Financial Data on the following page.

*	Income amounts are from continuing operations and net assets from discontinued operations have been classified as current assets. All amounts for fiscal 2001 have been restated for the acquisition of Kent Electronics Corporation, which was completed in June 2001 and has been accounted for using the “pooling-of-interests” method.

(a)	Includes the impact of restructuring and other charges recorded in both the first and second quarters of fiscal 2004 in connection with cost cutting initiatives and the combination of the Computer Marketing (“CM”) and Applied Computing (“AC”) operating groups into one operating group now called Technology Solutions. These charges amounted to $55.6 million (all of which was included in operating expenses), $38.6 million after-tax and $0.32 per share on a diluted basis. Fiscal 2004 results also include the impact of debt extinguishment costs associated with the Company’s cash tender offer completed during the third quarter of fiscal 2004 for $273.4 million of the 7 7/8% Notes due February 15, 2005. These debt extinguishment costs amounted to $16.4 million pre-tax, $14.2 million after-tax and $0.12 per share on a diluted basis. The total impact of these charges recorded in fiscal 2004 amounted to $72.0 million pre-tax, $52.8 million after-tax and $0.44 per share on a diluted basis.

(b)	Includes the impact of restructuring and other charges related to certain cost cutting initiatives instituted during fiscal 2003, including severance costs, charges for consolidation of facilities and write-offs of certain capitalized IT-related initiatives. These charges totaled $106.8 million pre-tax (all of which was included in operating expenses), $65.7 million after-tax and $0.55 per share on a diluted basis. Fiscal 2003 results also include the impact of debt extinguishment costs associated with the Company’s cash tender offers and repurchases completed during the third quarter of fiscal 2003 for $159.0 million of its 6.45% Notes due August 15, 2003 and $220.1 million of its 8.20% Notes due October 17, 2003. These debt extinguishment costs amounted to $13.5 million pre-tax, $8.2 million after tax and $0.07 per share on a diluted basis. The total impact of the charges recorded in fiscal 2003 amounted to $120.3 million pre-tax, $73.9 million after-tax and $0.62 per share on a diluted basis.

(c)	Includes the impact of integration charges related to the write-down of certain assets acquired in the fiscal 2001 acquisition of Kent, net of certain recoveries of previous write-downs and reserves, and other restructuring charges taken in response to business conditions, including an impairment charge to write-down certain investments in unconsolidated Internet-related businesses to their fair value and severance charges for workforce reductions announced during the fourth quarter of fiscal 2002. The net restructuring and integration charges amounted to $79.6 million pre-tax ($21.6 million included in cost of sales and $58.0 million included in operating expenses), $62.1 million after- tax and $0.52 per share on a diluted basis.

(d)	The fiscal 2002 selected financial data excludes the impact of the Company’s adoption of the Financial Accounting Standards Board’s Statement of Financial Accounting Standards No. 142 (“SFAS 142”), Goodwill and Other Intangible Assets, on June 30, 2001, the first day of the Company’s fiscal 2002. SFAS 142, which requires that ratable amortization of goodwill, be replaced with periodic tests for goodwill impairment, resulted in a transition impairment charge recorded by the Company of $580.5 million, or $4.90 per share on a diluted basis for the year. This charge is reflected as a cumulative change in accounting principle in the consolidated statements of operations.

(e)	Includes the impact of charges related to the acquisition and integration of Kent, which was accounted for as a “pooling-of-interests,” and other integration, reorganization and cost cutting initiatives taken in response to business conditions. The charges amounted to $327.5 million pre-tax ($80.6 million included in cost of sales and $246.9 million included in operating expenses), $236.7 million after-tax and $1.99 per share on a diluted basis.

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations
      For an understanding of Avnet and the significant factors that influenced the Company’s performance during the past three fiscal years, the following discussion should be read in conjunction with the description of the business appearing in Item 1 of this Report and the consolidated financial statements, including the related notes, and other information appearing in Item 15 of this Report. The Company operates on a “52/53-week” fiscal year and, as a result, the fiscal year ended July 2, 2005 contained 52 weeks, the fiscal year ended July 3, 2004 contained 53 weeks and the fiscal year ended June 27, 2003 contained 52 weeks.
      There are numerous references to the impact of foreign currency translation in this Management’s Discussion and Analysis of Financial Condition and Results of Operations (“MD&A”). Over the past three years, the US Dollar has weakened significantly in comparison to most foreign currencies, especially the Euro (which strengthened against the US Dollar by roughly 7% from fiscal 2004 to fiscal 2005 and by roughly 14% from fiscal 2003 to fiscal 2004). When the weaker US Dollar exchange rates of the current year are used to translate the results of operations of Avnet’s subsidiaries denominated in foreign currencies, the resulting impact is an increase, in US Dollars, of reported results. In the discussion that follows, we refer to this as the translation impact of changes in foreign currency exchange rates.
      In addition to disclosing financial results that are determined in accordance with U.S. generally accepted accounting principles (“GAAP”), the Company also discloses certain non-GAAP financial information such as income or expense items as adjusted for the translation impact of changes in foreign currency exchange rates as discussed above. Management believes that providing this additional information is useful to the reader to better assess and understand operating performance, especially when comparing results with previous periods or forecasting performance for future periods, primarily because management typically monitors the business both including and excluding these adjustments to GAAP results. Management also uses the non-GAAP measures to establish operational goals and, in some cases, for measuring performance for compensation purposes. However, analysis of results and outlook on a non-GAAP basis should be used as a complement to, and in conjunction with, data presented in accordance with GAAP.
      Subsequent to fiscal 2005 (on July 5, 2005), the Company acquired Memec Group Holdings Limited (“Memec”), a global distributor that markets and sells a portfolio of semiconductor devices from industry-leading suppliers, in addition to providing customers with engineering expertise and design services. The acquisition of Memec is the Company’s largest acquisition to date, based on sales. Memec’s sales for its fiscal year ended December 31, 2004 were $2.29 billion. See Acquisitions appearing in Item 1 of this Report and see Note 2 to the consolidated financial statements appearing in Item 15 of this Report for further discussion of the Memec transaction.
Results of Operations

Executive Summary
      Avnet’s consolidated results for fiscal 2005 were driven by two primary trends: (1) a softening in the electronics components market served by Electronics Marketing (“EM”), which was more pronounced during the first half of the fiscal year, as certain EM customers reduced their inventory levels and (2) a record sales and profit year for Technology Solutions (“TS”). The combination of these trends resulted in the Company’s consolidated sales growing by 8.0% from fiscal 2004 to fiscal 2005. Nearly one-third of this year-over-year growth in consolidated sales is estimated to have resulted from the translation impact of changes in foreign currency exchange rates.
      Within EM, fiscal 2005 sales increased 6.2% year-over-year. This growth rate is down from year-over-year growth in EM’s sales in fiscal 2004 of 18.1% as the electronic components industry was first emerging, in fiscal 2004, from the unprecedented economic and industry downturn that began in the Company’s third quarter of fiscal 2001. The current year growth rate in annual sales was lower than in the prior year largely due to the mid-cycle inventory correction in the electronics components markets referred to above. The mid-cycle inventory correction began in the final one-to-two months of fiscal 2004, most prevalent first in the Asia region, although the trend spread to the Americas and EMEA regions in fiscal 2005 as well. The result was declining sequential quarterly sales in the first two quarters of fiscal 2005 before EM returned to sequential quarterly growth in the second half of the fiscal year and sales levels for electronic components returned to levels experienced before the mid-cycle inventory correction began. In contrast, TS’s record sales in fiscal 2005 grew by 10.5% as compared with fiscal 2004 sales for the computer products group. This growth rate was 327 basis points higher than the 7.2% growth in sales in TS in fiscal 2004 compared with fiscal 2003, when the industry was emerging from the multi-year downturn discussed above. The current year increase in sales was a result of strength in the small-and medium-sized business segments served by TS, as well as growth in sales for microprocessors throughout the fiscal year.
      Geographically, both operating groups grew sales in all three major economic regions in which they operate: the Americas; Europe, the Middle East and Africa (“EMEA”); and Asia. Positive growth trends for EM Asia, particularly in the second half of fiscal 2005, are especially encouraging as EM Asia was the first region to feel the impacts of the mid-cycle inventory correction in the electronic components sector. The growth in the second half of the fiscal year, coupled with positive trends in customer bookings in all regions, are encouraging signs for continued growth in EM. These trends helped EM Asia yield its seventh consecutive year of record annual sales. The Asia region exhibited the largest percentage growth for TS, which represents a significant ongoing strategic opportunity for the Company’s computer products group but is the smallest region for TS, with Asia sales accounting for less than 5% of TS’s consolidated sales. The Americas and Asia regions of TS both achieved record annual sales in fiscal 2005, bolstered by strong server and software sales in the Americas and strong microprocessor sales in Asia. Although the EMEA region of TS did not quite post a record regional sales year in fiscal 2005, EMEA has returned to essentially the same sales levels as fiscal 2002 — TS’s previous highest sales year for the EMEA region.
      Avnet’s ongoing focus on the management of operating costs and return on working capital have resulted in Avnet’s highest level of operating profits and operating profit margin since before the multi-year economic and industry downturn began. Avnet’s operating income as a percentage of sales was 2.90% in fiscal 2005, up 93 basis points from 1.97% in fiscal 2004. Fiscal 2004 operating expenses also included restructuring and other charges of $55.6 million, or 0.54% of sales (see Restructuring and Other Charges in this MD&A for further discussion). With gross profit margins remaining relatively stable year-over-year, the Company’s reduction of ongoing operating costs has been key to the significant improvement in profitability. As a result, the Company’s fiscal 2005 operating income drop-through, which is the percentage of incremental gross profit dollars that drop through to the operating income line before restructuring and other charges, was 67% (126% including the impact of the fiscal 2004 restructuring and other charges). The Company also maintained inventory turns for fiscal year 2005 at levels comparable to the prior fiscal year. However, this includes a period of decline in this asset velocity metric in the first half of fiscal year 2005, which was more than offset by the improvement in the second half of the fiscal year as EM began to emerge from the mid-cycle inventory correction and achieved record quarterly inventory turns by the fourth quarter of fiscal 2005. TS also maintained high levels of working capital productivity even after the computer business’s typical seasonal peak in Avnet’s second fiscal quarter.
      Operating efficiency and working capital management will remain a key focus of Avnet’s overall value-based management initiatives and its efforts to continue growing profitability and return on capital at a faster rate than its growth in revenues.
      It is difficult for the Company, as a distributor, to forecast the material trends of the electronic component and computer product industry, aside from some of the normal seasonality discussed herein, because Avnet does not typically have material forward-looking information available from its customers and suppliers beyond approximately three to four months of forecast information. As such, management relies on the publicly available information published by certain industry groups and other related analyses in evaluating its business plans in the longer term.

Sales
      The tables below provide a year-over-year summary of sales for the Company and its operating groups:
Three-Year Analysis of Sales: By Operating Group and Geography

	Years Ended						Percent Change

	July 2,	% of	July 3,	% of	June 27,	% of	2005 to	2004 to
	2005	Total	2004	Total	2003	Total	2004	2003

	(Dollars in millions)
Sales by Operating Group:
EM	$6,259.0	56.6%	$5,892.4	57.5%	$4,988.4	55.1%	6.2%	18.1%
TS	4,807.8	43.4	4,352.3	42.5	4,060.0	44.9	10.5	7.2

	$11,066.8		$10,244.7		$9,048.4		8.0	13.2

Sales by Geographic Area:
Americas	$5,804.9	52.4%	$5,409.6	52.8%	$5,028.7	55.6%	7.3%	7.6%
EMEA	3,669.8	33.2	3,380.2	33.0	2,997.1	33.1	8.6	12.8
Asia/ Pacific	1,592.1	14.4	1,454.9	14.2	1,022.6	11.3	9.4	42.3

	$11,066.8		$10,244.7		$9,048.4		8.0	13.2

      Avnet’s consolidated sales in fiscal 2005 were $11.07 billion, up $822 million, or 8.0%, over fiscal 2004 consolidated sales of $10.24 billion. On a per week basis, to normalize the impact of the extra week in fiscal 2004, sales were up 10.1% in fiscal 2005 compared to fiscal 2004. Fiscal 2005 sales were the highest for Avnet since fiscal 2001 — the year in which the multi-year downturn in the electronic components and computer product industry began. Management estimates that the translation impact of changes in foreign currency exchange rates contributed approximately $250 million of this year-over-year increase in sales. As indicated in the table above, the year-over-year growth rate occurred in both operating groups. EM’s sales growth was not as significant as in the prior year due to the adverse impact of the previously discussed mid-cycle inventory correction, particularly in the first half of fiscal 2005. However, TS posted year-over-year sales growth of 10.5%. Avnet’s sales also grew in all three global regions in which it does business.
      EM recorded sales of $6.26 billion in fiscal 2005, up $367 million, or 6.2%, over EM’s fiscal 2004 sales of $5.89 billion. Approximately $150 million of this year-over-year growth is estimated to have resulted from the translation impact of changes in foreign currency exchange rates. EM Americas was again EM’s largest region based on sales. EM Americas fiscal 2005 sales were $2.53 billion, up $69 million, or 2.8%, over fiscal 2004 sales of $2.46 billion. The mid-cycle inventory correction resulted in sequential quarterly revenue declines for EM Americas in the first half of fiscal 2005. However, this impact was more than offset by growth in EM Americas’ sales in the second half of the year as the region saw increasing demand and a pickup in booking trends as the year progressed. EM Asia posted the most significant growth in sales for EM, which were $1.36 billion, up $62 million, or 4.8%, over fiscal 2004 sales of $1.30 billion. This growth yielded EM Asia’s seventh consecutive record for annual sales. More importantly, the positive growth trend in Asia is encouraging as this region was the first to feel the negative impact of the mid-cycle inventory correction and also appears to have been the first region to positively emerge from this trend during fiscal 2005. EM’s EMEA operations yielded the largest year-over-year percentage increase in sales of 11.0% (from $2.13 billion in fiscal 2004 to $2.37 billion in fiscal 2005), although EM EMEA was also the most positively impacted by the translation impact of changes in foreign currency exchange rates due to the strengthening of the Euro, particularly in the first half of fiscal 2005. As a result, management estimates that over 60% of this year-over-year growth in EM EMEA is a result of the translation impact of changes in foreign currency exchange rates. The remaining growth in EM EMEA’s sales is less than in the other regions for EM as the electronic components industry in the EMEA region continues to be impacted by softer demand than the other regions. However, EM EMEA also began to show improved trends in bookings near the end of fiscal 2005.

      The acquisition of Memec, completed subsequent to the end of fiscal 2005, will contribute significantly to the growth of EM’s operations looking forward to fiscal 2006. Memec’s calendar 2004 annual sales of approximately $2.29 billion were dispersed regionally as follows: Americas — 44%; EMEA — 25%; and Asia (including Japan) — 31%. Management does not expect any significant loss of sales in any regions as the global operations of Memec are fully integrated into Avnet during fiscal 2006.
      TS’s sales in fiscal 2005 were a record $4.81 billion, up $456 million, or 10.5%, over fiscal 2004 sales of $4.35 billion. The Americas region sales of $3.28 billion again accounted for the majority of TS’s total sales. The Americas region also accounted for the largest dollar increase in sales, year-over-year, with sales up $325 million, or 11.0%, over fiscal 2004 sales of $2.95 billion for TS Americas. This is the second consecutive year where TS Americas has grown sales by 11% or more, with the current year growth coming primarily from increased microprocessor sales and growth in TS’s enterprise computing business. TS EMEA posted sales of $1.30 billion in fiscal 2005, up $56 million, or 4.4%, over fiscal 2004 sales of $1.25 billion. Similar to EM, the TS operations in EMEA were more favorably impacted than the other regions by changes in foreign currency exchange rates. After removing the foreign currency impact, TS EMEA sales in fiscal 2005 are estimated to have declined by approximately 3% from fiscal 2004. This decline in constant dollars is a result of some softness in EMEA in the Avnet Visual and Data Solutions business, although this softness is offset in part by growth and a return to profitability for TS’s enterprise computing division in EMEA. TS Asia sales of $231 million represented the largest percentage increase for any region of TS, growing by $75 million, or 47.8%, over fiscal 2004 sales of $156 million. The growth in Asia is driven primarily by increased volume in microprocessor sales.
      As a result of the factors discussed above, TS grew as a percentage of Avnet’s consolidated sales in fiscal 2005, constituting 43.4% of the Company’s sales in fiscal 2005 as compared with 42.5% in fiscal 2004. The regional dispersion of Avnet’s consolidated sales has remained relatively consistent between fiscal 2005 and fiscal 2004.
      The Company’s consolidated sales in fiscal 2004 were $10.24 billion, up $1.19 billion, or 13.2%, over fiscal 2003 sales of $9.05 billion. This significant sales growth was primarily a result of an electronic component and computer product industry that had emerged, in fiscal 2004, from the industry and economic downturn that began in the Company’s fiscal 2001. Additionally, approximately $410 million of this sales growth was a function of the translation impact of changes in foreign currency exchange rates between fiscal 2003 and fiscal 2004. EM’s sales of $5.89 billion in fiscal 2004 were up $904 million, or 18.1%, over EM’s fiscal 2003 sales of $4.99 billion, driven primarily by significant growth in the Asia region, foreign currency exchange rate impacts and the emergence from the downturn in the more cyclical electronics components sector as previously discussed. TS recorded sales of $4.35 billion in fiscal 2004, which was an increase of $292 million, or 7.2%, over TS’s fiscal 2003 sales of $4.06 billion. Approximately half of this growth was a result of the translation impact of changes in foreign currency exchange rates. The remaining growth in fiscal 2004 was a function of increased sales of storage, software and networking products in fiscal 2004, offset in part by the impacts, mostly in the EMEA region, of the Company’s decision to exit certain low-profit, low return-on-capital-employed business in the second half of fiscal 2003.

Gross Profit and Gross Profit Margins
      Avnet’s consolidated gross profit in fiscal 2005 was $1.46 billion, which represents a gross profit margin of 13.2%. Consolidated gross profit in fiscal 2004 was $1.36 billion and gross profit margin was 13.3%. The mix of business between Avnet’s two operating groups impacts the gross profit margin of the Company. The computer product sales of TS typically yield lower gross profit margins, but also a lower capital investment, than the electronic component sales of EM. As a result, the slight increase in percentage of consolidated sales generated by TS in fiscal 2005 resulted in a downward impact on Avnet’s consolidated gross profit margin. Additionally, the softer demand in the electronics component market, particularly in the first half of fiscal 2005 during the mid-cycle inventory correction, also negatively impacted the Company’s margins in the current year. Management expects gross profit margins to be more stable in the near term with the increasing demand in the electronic components industry emerging from the mid-cycle inventory correction. Furthermore, Memec is more of a design chain services-oriented business, which yields a slightly higher gross profit margin than Avnet. As a result, the integration of Memec’s operations into Avnet in fiscal 2006 is also expected to favorably impact consolidated gross profit margins in the upcoming year.
      Another key metric measured by the Company is gross profit per average employee. The increase in gross profit dollars combined with a slight decline in average headcount resulting from restructuring efforts in past years (see Restructuring and Other Charges in this MD&A for further discussion) has yielded gross profit per average employee in fiscal 2005 of approximately $148,000, up over 6% when compared with $139,000 per average employee in fiscal 2004.
      Consolidated gross profit margins in fiscal 2004 were 13.3%, down from 13.4% in fiscal 2003. The regional mix of EM’s business impacted margin between the two years. Because the business model for EM Asia yields lower gross profit margins but also a lower operating cost structure than the other regions of EM’s operations, the significant growth of the EM Asia’s operations, in comparison to the Americas and EMEA regions, contributed to the decrease in gross profit margins between fiscal 2004 and fiscal 2003.

Selling, General and Administrative Expenses
      Avnet’s consolidated selling, general and administrative expenses were $1.14 billion, or 10.3% of sales, in fiscal 2005 as compared with $1.11 billion, or 10.8% of sales, in fiscal 2004. Management also monitors the metric of selling, general and administrative expenses as a percentage of gross profit. This ratio was 78.0% in fiscal 2005, a 313 basis point improvement over 81.1% in fiscal 2004. Each of these ratios has improved to its best annual level since before the industry and economic downturn began in fiscal 2001. The current year improvement in these key measures of operating leverage is a result of the significant cost reductions that the Company has put in place in recent years to manage its overall profitability (see Restructuring and Other Charges in this MD&A for further discussion of the cost reduction actions taken by the Company). Selling, general and administrative expenses were negatively impacted in fiscal 2005 by an increased level of corporate operating expenses, driven primarily by increased professional fees and related costs associated with the Company’s Sarbanes-Oxley Section 404 compliance efforts. Finally, management estimates that substantially all of the net year-over-year increase of $31 million in selling, general and administrative expenses, or 0.3% of fiscal 2005 sales, is a result of the translation impact of changes in foreign currency exchange rates. Excluding this impact of foreign currency exchange rates, the Company grew its gross profit dollars year-over-year by over 4% with virtually no increase in operating expense, thereby demonstrating the operating leverage in the business. The Company’s focus on the key operating leverage ratios discussed previously, in addition to a focus on returns on working capital, have allowed Avnet to continue to post these improvements in operating profitability, even in the face of the mid-cycle inventory correction in the first half of fiscal 2005. EM completed fiscal 2005 with a record for inventory turns in the fiscal fourth quarter.
      The acquisition of Memec will bring a higher level of operating expense dollars in fiscal 2006. However, management expects to remove more than $120 million of annualized operating costs from the combined business, largely through headcount, facility and IT-related synergies. As a result, management expects the Company will be able to maintain positive trends in the operating leverage ratios discussed above as the Company moves into fiscal 2006.
      Selling, general and administrative expenses of $1.11 billion in fiscal 2004 were 10.8% of sales as compared with $1.10 billion, or 12.1% of sales, in fiscal 2003. Selling, general and administrative expenses as a percentage of gross profit of 81.1% in fiscal 2004 represented a 905 basis point improvement over the same ratio in fiscal 2003. The significant improvement in these metrics between fiscal 2004 and fiscal 2003 was a more direct impact of the Company’s restructuring efforts. Specifically, the restructuring efforts completed by the Company during fiscal 2003 did not fully impact operating results until fiscal 2004. Fiscal 2004 also benefited from a portion of annualized synergies that were realized from restructuring actions taken in the first half of that fiscal year. Partially offsetting the positive impacts of restructuring charges, the fiscal 2004 selling, general and administrative expenses were negatively impacted by the translation impact of changes in foreign currency exchange rates between fiscal 2004 and fiscal 2003, which management estimates yielded an increase in fiscal 2004 costs of approximately $56 million (0.5% of fiscal 2004 sales and 4.1% of fiscal 2004 gross profits).

Restructuring and Other Charges
      The Company recorded a number of restructuring and other charges during fiscal 2004 and 2003. There were no restructuring charges recorded in fiscal 2005. The prior year charges relate primarily to the reorganization of operations in each of the three major regions of the world in which the Company operates, generally taken in response to business conditions at the time of the charge and as part of the Company’s efforts to return to the profitability levels enjoyed by the business prior to the industry and economic downturn that commenced in fiscal 2001. See Note 17 to the consolidated financial statements appearing in Item 15 of this Report for a more detailed summary of activity within the restructuring and other charge accounts during the past three years.

Fiscal 2005
      Although there were no restructuring charges recorded in fiscal 2005, the Company recorded certain adjustments to reserves totaling $1.3 million during fiscal 2005, which were recorded through selling, general and administration expenses. The adjustments related primarily to the reversal of certain excess legal expense reserves associated with finalization of termination payments and reversal of excess severance reserves, offset in part by additional severance costs recorded based upon revised estimates of required payouts. The Company also reduced certain lease reserves due to modification to sublease and termination assumptions based upon ongoing market conditions.

Fiscal 2004
      During the first and second quarters of fiscal 2004, the Company executed certain restructuring and cost reduction initiatives designed to continue improving the profitability of the Company. These actions can generally be broken into three categories: (1) the combination of the Company’s former Computer Marketing (“CM”) and Applied Computing (“AC”) segments into one computer products and services business called Technology Solutions (“TS”), as discussed in Note 16 to the consolidated financial statements appearing in Item 15 of this Report; (2) the reorganization of the Company’s global IT resources, which had previously been administered generally on a separate basis within each of the Company’s operating groups; and (3) various other reductions within EM and certain centralized support functions.
      Restructuring and other charges incurred during the first quarter of fiscal 2004 totaled $32.1 million pre-tax and $22.1 million after-tax, or $0.18 per share on a diluted basis. The pre-tax charge consisted of severance costs ($9.4 million), charges related to consolidation of selected facilities ($10.8 million), write-downs of certain capitalized IT-related initiatives ($6.9 million) and other items, consisting primarily of the write-off of the remaining unamortized deferred loan costs associated with the Company’s multi-year credit facility terminated in September 2003 ($5.0 million).
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

      Severance charges related to workforce reductions of approximately 120 personnel, the majority of whom staffed warehousing, administrative and support functions primarily for facilities within TS EMEA operations that were identified for consolidation as part of the combination of CM and AC. A smaller portion of these charges also impacted operations in the Americas. The combination of CM and AC in EMEA also led to charges related to reserves for remaining non-cancelable lease obligations and write-downs to fair market value of owned assets located in the facilities that were vacated. The facilities primarily served in warehousing and administrative capacities. Management also evaluated and elected to discontinue a number of IT-related initiatives similar to the decisions also reached in the first quarter of fiscal 2004 as discussed above. These charges related to the write-off of capitalized hardware and software. Lastly, the Company’s efforts to combine CM and AC in EMEA resulted in the decision to merge the former CM EMEA operations onto the computer systems that have historically been used in the AC EMEA business. The change in the use of this significant asset of CM EMEA generated a need to analyze the group of long-lived assets within the former CM EMEA operations for impairment. As a result of this analysis, the Company recorded an impairment charge to write-down certain long-lived assets to their estimated fair market values. This charge, totaling $9.4 million, of which $4.2 million relates to the CM EMEA computer systems that were disposed of, is included in the facilities and IT-related charges discussed above.
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
      The combined charges recorded during fiscal 2004 totaled $55.6 million pre-tax and $38.5 million after-tax, or $0.32 per diluted share. Approximately $24.2 million of these pre-tax charges required the use of cash with the remaining $31.4 million representing non-cash write-downs as discussed in greater detail above.

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
      Charges related to severance costs and the consolidation of selected facilities were taken in response to the business environment. During the second quarter of fiscal 2003, management identified a number of facilities in each of the Company’s operating groups and its corporate functions, which covered each of the Company’s geographic regions, to be consolidated into other facilities. The facilities were identified in an effort to combine certain logistics and administrative operations wherever possible and eliminate what would otherwise be duplicative costs. The charges related to reserves for remaining non-cancelable lease obligations, write-downs of the carrying value of certain owned facilities to market value and write-downs to fair market value of owned assets located in these leased and owned facilities that were vacated. Additionally, workforce reductions at these and other facilities worldwide resulted in the termination of approximately 750 personnel. The impacted personnel were primarily in non-customer facing positions. The IT-related charges resulted from management’s decision during the second quarter of fiscal 2003 to discontinue a number of IT-related initiatives that represented insufficient benefit to the Company if they were kept in service or continued to be developed. These charges included the write-off of capitalized hardware, software and software licenses.
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
      Approximately $55.3 million of the $113.4 million total pre-tax charges recorded in fiscal 2003 were a result of non-cash write-downs.
      In all periods, to the extent owned facilities, equipment or IT-related assets were written down as part of these charges, the write-downs were to estimated fair value based upon management’s estimates of asset value from historical experience and/or analyses of comparable facilities or assets. Particularly in the case of IT-related initiatives, many of the assets were written off entirely as there is no potential to sell the related assets or otherwise realize value of the assets in the business. In such cases, the assets have generally been disposed of by the Company.

Status of Restructuring Reserves
      As of July 2, 2005, the Company’s remaining reserves for restructuring and other related reserve activities totaled $12.4 million. Of this balance, $1.4 million relates to remaining severance reserves, the majority of which management expects to utilize during fiscal 2006. Reserves of $10.5 million relate to contractual lease commitments, substantially all of which the Company expects to utilize by the end of fiscal 2007. Lastly, the Company’s IT-related and other reserves, which total $0.5 million, relate primarily to remaining contractual commitments, the majority of which the Company expects to utilize in the first half of fiscal 2006.

Operating Income
      Operating income for fiscal 2005 was $321.3 million, or 2.9% of consolidated sales, as compared with operating income of $202.2 million, or 2.0% of consolidated sales, in fiscal 2004. Operating income in fiscal 2004 was negatively impacted by the restructuring and other charges discussed above, which totaled $55.6 million, or 0.5% of sales, in the prior fiscal year. The significant growth of operating income in both dollars and as a percentage of sales is a function of the moderate increase in consolidated sales between the two fiscal years and the reduction of selling, general and administrative expenses discussed previously in this MD&A.
      EM’s fiscal 2005 operating income of $233.1 million, or 3.7% of EM’s sales, was up from operating income of $212.5 million, or 3.6% of EM’s sales in fiscal 2004, as EM continued to focus on the management of its cost structure in the face of sales that only grew moderately year-over-year as a result of the mid-cycle inventory correction discussed previously in this MD&A. The improvement in operating profitability was more pronounced at TS where operating income in fiscal 2005 was $147.7 million, or 3.1% of TS sales, as compared with $98.9 million, or 2.3% of TS sales in fiscal 2004. The stronger improvement in these results was driven by the record sales year for TS, coupled with its continuing efforts to manage ongoing operating costs.
      Avnet’s fiscal 2004 consolidated operating income of $202.2 million, or 2.0% of consolidated sales, was up from operating income of $12.7 million, or 0.1% of consolidated sales, in fiscal 2003. Both periods were negatively impacted by restructuring and other charges discussed previously in this MD&A, which totaled $55.6 million, or 0.5% of sales, in fiscal 2004 and $106.8 million, or 1.2% of sales, in fiscal 2003. The substantial improvement in profitability from fiscal 2003 to fiscal 2004 is primarily a function of growth in sales, as the Company emerged from the previous economic and industry downturn in fiscal 2004, and as a result of ongoing management of operating costs through the various restructuring actions taken by the Company in recent years (see Restructuring and Other Charges for further discussion).

Interest Expense and Other Income (Expense)
      Interest expense was $85.1 million in fiscal 2005, down $9.5 million, or 10.1%, as compared with interest expense of $94.6 million in fiscal 2004. The reduction in interest expense year-over-year is due to a combination of reduced total debt outstanding and a lower effective interest rate on outstanding borrowings. As further described below, the Company has used cash and new financings to further repay outstanding debt obligations. As a result of these actions, the Company’s total debt outstanding at July 2, 2005 was $1.24 billion and the average debt outstanding during fiscal 2005 was approximately $1.30 billion. This is down from total debt outstanding at the end of fiscal 2004 and an average debt balance during fiscal 2004 of $1.36 billion and $1.41 billion, respectively. The Company’s overall effective interest rate also declined as a result of two actions. First, the Company repaid in cash, at maturity, its $100.0 million 6 7/8% Notes due March 15, 2004. These notes were outstanding for nearly three quarters of fiscal 2004 with no comparable interest expense in fiscal 2005. Additionally, the Company paid off $273.4 million of its 7 7/8% Notes due February 15, 2005 with the proceeds from its 2% Convertible Debentures due March 15, 2034, which were issued in March 2004. This resulted in a substantial decrease in effective rates between these two obligations year-over-year. The remaining $86.6 million of the 7 7/8% Notes were paid off in cash at their maturity date during the third quarter of fiscal 2005, which eliminated the remaining interest expense on the 7 7/8% Notes for the remainder of fiscal 2005. These positive impacts on the Company’s effective interest rate were offset, in part, by short-term interest rates that rose throughout fiscal 2005, which results in the Company’s fair value hedges paying interest at a higher rate. Specifically, from the end of fiscal 2004 to the end of fiscal 2005, the interest rates on the Company’s $400.0 million hedge of its 8% Notes and $300.0 million hedge of its 9.75% Notes each rose by approximately 190 basis points. See Liquidity and Capital Resources — Financing Transactions for further discussion of the Company’s financing.
      The acquisition of Memec, completed subsequent to fiscal 2005, is not expected to have a significant impact on the Company’s annual interest expense as the Company was able to satisfy the cash obligations of the purchase with cash on hand. Simultaneous with the July 5, 2005 close of the acquisition, Avnet also repaid, in cash, substantially all of Memec’s ongoing debt obligations. Certain foreign lines of credit in the Asia region represent the only significant remaining debt of Memec subsequent to the acquisition by Avnet.
      Interest expense was $94.6 million in fiscal 2004, down 9.8% as compared with $104.9 million in fiscal 2003. Trends similar to those discussed above drove this downward trend in interest expense. First, Avnet’s average debt outstanding was approximately $210 million less in fiscal 2004 as compared with fiscal 2003. Second, Avnet’s effective interest rate on borrowings was lower in fiscal 2004 as a result of the Company’s tender and early redemption in the third quarter of fiscal 2003 of certain public debt obligations that were maturing in the following twelve months. These tenders and early redemptions were financed by the issuance of $475.0 million of 9 3/4% Notes due February 15, 2008. However, with the fair value hedges that the Company entered into on this newly issued debt, the resulting effective interest rate was lower than it was on the debt that was retired. Avnet fully repaid, through tender and early redemption in the third quarter of fiscal 2003, its original principal balances of $200.0 million of 6.45% Notes due August 15, 2003 and $250.0 million of 8.20% Notes due October 17, 2003. This repayment was financed by the issuance of $475.0 million of 9 3/4% Notes due February 15, 2008 in the third quarter of fiscal 2003. The Company simultaneously executed a fair value hedge of the 9 3/4% Notes to convert this new debt from a fixed rate of 9 3/4% to a variable rate (7.8% at July 3, 2004) based upon US LIBOR plus a spread. Additionally, the final four months of fiscal 2004 were benefited by the previously discussed issuance of the 2% Convertible Debentures due March 15, 2034 and tender to pay down a portion of the 7 7/8% Notes due February 15, 2005.
      Other income, net, which includes interest income, was $3.5 million in fiscal 2005 as compared with $7.1 million in fiscal 2004 and $26.2 million in fiscal 2003. The primary driver of the variations between years is the effect of foreign currency exchange gains and losses. Fiscal 2005 and fiscal 2004 both contained foreign currency losses which offset a portion of the interest income earned in the respective years on the Company’s cash and cash equivalent balances. Fiscal 2003 results contained a $15.6 million gain on foreign currency exchange. The Company has an active hedge program in place, which has been applied on a more global basis from fiscal 2004 forward. See Item 7A — Quantitative and Qualitative Disclosures About Market Risk for further discussion.

Debt Extinguishment Costs
      As discussed further under Liquidity and Capital Resources — Financing Transactions, the Company incurred debt extinguishment costs in both fiscal 2004 and fiscal 2003 associated with the tender and early purchase of a portion of its outstanding publicly traded debt. In completing these transactions, the Company incurred debt extinguishment costs, related primarily to premiums and other transaction costs associated with these tenders and early purchases, which totaled $16.4 million pre-tax, $14.2 million after-tax, or $0.12 per share on a diluted basis in fiscal 2004 and $13.5 million pre-tax, $8.2 million after-tax, or $0.07 per share on a diluted basis in fiscal 2003.

Income Tax Provision (Benefit)
      The Company’s effective tax rate in fiscal 2005 was 29.8% as compared with 25.9% in fiscal 2004. The mix of Avnet’s profits amongst its various international subsidiaries with varying statutory tax rates impacts the Company’s effective tax rates. Continuing improvement in profitability, particularly in the EMEA and Asia regions, has led to effective tax rates substantially lower than the 35% U.S. federal tax rate in fiscal 2005 and fiscal 2004. Similarly, the mix of profits amongst international subsidiaries in fiscal 2003 yielded an effective tax rate of 41.9% on the Company’s pre-tax loss that year, which was also more favorable than the 35% U.S. federal tax rate.

Net Income (Loss)
      As a result of the factors described in the preceding sections of this MD&A, the Company’s net income was $168.2 million, or $1.39 per share on a diluted basis, in fiscal 2005 as compared with net income of $72.9, or $0.60 per share on a diluted basis, in fiscal 2004 and a net loss of $46.1 million, or $0.39 per share on a diluted basis, in fiscal 2003. The fiscal 2004 results include the negative after-tax impact of restructuring and other charges and debt extinguishment costs, discussed previously in this MD&A, totaling $52.8 million, or $0.44 per share on a diluted basis. The fiscal 2003 results similarly include the negative after-tax impact of previously discussed charges totaling $73.9 million, or $0.62 per share on a diluted basis.
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

Valuation of Receivables
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

Valuation of Inventories
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

Accounting for Income Taxes
      Management judgment is required in determining the provision for income taxes, deferred tax assets and liabilities and the valuation allowance recorded against net deferred tax assets. The carrying value of the Company’s net operating loss carry-forwards is dependent upon its ability to generate sufficient future taxable income in certain tax jurisdictions. In addition, the Company considers historic levels of income, expectations and risk associated with estimates of future taxable income and ongoing prudent and feasible tax planning strategies in assessing a tax valuation allowance. Should the Company determine that it is not able to realize all or part of its deferred tax assets in the future, an additional valuation allowance may be recorded against the deferred tax assets with a corresponding charge to income in the period such determination is made.
      The Company establishes reserves for potentially unfavorable outcomes of positions taken on certain tax matters. These reserves are based on management’s judgments and estimates of probable future tax liabilities. As these estimates are highly judgmental, there may be differences between the anticipated and actual outcomes of these matters that may result in reversals of reserves or additional tax liabilities in excess of the reserved amounts. To the extent such adjustments are warranted, the Company’s effective tax rate may potentially fluctuate as a result.

Restructuring, Integration and Impairment Charges
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
      Additionally, in assessing the Company’s goodwill for impairment in accordance with the Financial Accounting Standards Board (“FASB”) Statement of Financial Accounting Standards No. 142 (“SFAS 142”), Goodwill and Other Intangible Assets, the Company is required to make significant assumptions about the future cash flows and overall performance of its reporting units. Should these assumptions or the structure of the reporting units change in the future based upon market conditions or changes in business strategy, the Company may be required to record impairment charges to goodwill.

Contingencies and Litigation
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
      The Company does not consider revenue recognition to be a critical accounting policy due to the nature of its business in which revenues are generally recognized when persuasive evidence of an arrangement exists, delivery has occurred or services have been rendered, the sales price is fixed or determinable and collectibility is reasonably assured. Generally, these criteria are met upon the actual shipment of product to the customer. Accordingly, other than for estimates related to possible returns of products from customers, discounts or rebates, the recording of revenue does not require significant judgments or estimates. Provisions for returns are estimated based on historical sales returns, credit memo analysis and other known factors. Provisions are made for discounts and rebates, which are primarily volume-based, and are generally based on historical trends and anticipated customer buying patterns. Finally, revenues from maintenance contracts, which are deferred and recognized to income over the life of the agreement, are not material to the consolidated results of operations of the Company.
Recently Issued Accounting Pronouncements
      In May 2005, the FASB issued Statement of Financial Accounting Standard No. 154 (“SFAS 154”), Accounting Changes and Error Corrections. SFAS 154 applies to all voluntary changes in accounting principle as well as to changes required by an accounting pronouncement that does not include specific transition provisions. SFAS 154 eliminates the requirement in Accounting Principles Board Opinion No. 20, Accounting Changes, to include the cumulative effect of changes in accounting principle in the income statement in the period of change and, instead, requires changes in accounting principle to be retrospectively applied. Retrospective application requires the new accounting principle to be applied as if the change occurred at the beginning of the first period presented by modifying periods previously reported, if an estimate of the prior period impact is practicable and estimable. SFAS 154 is effective for accounting changes and corrections of errors made in fiscal years beginning after December 15, 2005. The Company does not currently anticipate any changes in accounting principle other than the adoption of SFAS 123(R) discussed below, which has its own adoption transition provision and is therefore not in the scope of SFAS 154. As a result, Avnet does not believe the adoption of SFAS 154 will have a material impact on the Company’s consolidated financial statements.
      In December 2004, the FASB issued SFAS No. 123 (revised 2004), Share-Based Payments (“SFAS 123(R)”) which revises SFAS No. 123, Accounting for Stock-Based Compensation and supersedes APB Opinion No. 25, Accounting for Stock Issued to Employees. SFAS 123(R) requires all share-based payments to employees, including grants of employee stock options, be measured at fair value and expensed in the consolidated statement of operations over the service period (generally the vesting period). SFAS 123(R) is effective in Avnet’s first quarter of fiscal 2006 at which point the Company has now begun to record the expense associated with share-based payments to employees. Upon adoption subsequent to fiscal 2005, the Company transitioned to SFAS 123(R) using the modified prospective application, whereby compensation cost is only recognized in the consolidated statements of operations beginning with the first period that SFAS 123(R) is effective and thereafter, with prior periods still presented on a pro forma basis. Management has not yet quantified what the precise impact of adopting SFAS 123(R) will be in the first quarter of fiscal 2006 and thereafter. However, the pro-forma impacts of expensing share-based payments on the periods presented herein are presented in Note 1 to the consolidated financial statements appearing in Item 15 of this Report. Management expects that the fiscal 2005 pro forma impacts will be a reasonable approximation of the expense associated with share-based payments in fiscal 2006. In addition, the Company will continue to use the Black-Scholes option valuation model to value stock options.

      In December 2004, the FASB issued Staff Position No. 109-2 (“FSP 109-2”), Accounting and Disclosure Guidance for the Foreign Earnings Repatriation Provision within the American Jobs Creation Act of 2004, which provides guidance for implementing the repatriation of earnings provisions of the American Jobs Creation Act of 2004 (the “Jobs Act”) and the impact on the Company’s income tax expense and deferred income tax liabilities. The Jobs Act was enacted in October 2004. However, FSP 109-2 allows additional time beyond the period of enactment to allow the Company to evaluate the effect of the Jobs Act on the Company’s plan for reinvestment or repatriation of foreign earnings. The Company is currently evaluating the impact of the repatriation provisions of FSP 109-2 and expects to complete this evaluation before the end of fiscal 2006. The Company is performing its evaluation in stages and, at this point, is considering a range between zero and $100 million for potential repatriation. However, the related range of income tax effects from such repatriation cannot be reasonably estimated at this time.
      In November 2004, the FASB issued SFAS No. 151, Inventory Costs, an amendment of ARB No. 43, Chapter 4 (“SFAS 151”). SFAS 151 requires that abnormal inventory costs such as abnormal freight, handling costs and spoilage be expensed as incurred rather than capitalized as part of inventory, and requires the allocation of fixed production overhead costs to be based on normal capacity. SFAS 151 is to be applied prospectively and is effective for inventory costs incurred during fiscal years beginning after June 15, 2005. The adoption of SFAS 151 will not have a material impact on the Company’s consolidated financial statements.
      In September 2004, the Emerging Issues Task Force (“EITF”) of the FASB reached a final consensus on EITF Issue No. 04-08 (“EITF 04-08”), The Effect of Contingently Convertible Instruments on Diluted Earnings Per Share. EITF 04-08 requires instruments with conversion features that are contingent upon an issuer’s stock price to be included in the earnings per share calculation using the “if-converted” method regardless of whether the contingency is met. However, EITF 04-08 allows for treasury stock method treatment for any convertible instruments that have provisions requiring cash-settlement up to the par value. EITF 04-08 is effective for interim and annual periods ending after December 15, 2004. In December 2004, the Company made an irrevocable election to satisfy the principal portion of its 2.0% Convertible Senior Debentures (see Liquidity and Capital Resources — Financing Transactions), if converted, in cash. Therefore, the Company has applied the treasury stock method for the Debentures both prospectively and retroactively for all periods presented. The adoption of EITF 04-08 had no impact on the Company’s consolidated financial statements or earnings per share as the Debentures were antidilutive both retrospectively and for the year ended July 2, 2005. In addition, EITF 04-08 does not require retrospective application for the 4.5% Convertible Notes, which matured on September 1, 2004, because the Company settled these Notes in cash upon maturity.
Liquidity and Capital Resources

Cash Flows
      The following table summarizes the Company’s cash flow activities for fiscal 2005, 2004 and 2003, including the Company’s computation of free cash flow and a reconciliation of this metric to the nearest GAAP measures of net income and net cash flow from operations. Management’s computation of free cash flow consists of net cash flow from operations plus cash flows generated from or used for purchases and sales of property, plant and equipment, acquisitions of operations, effects of exchange rates on cash and cash equivalents and other financing activities. Management believes that the non-GAAP metric of free cash flow is a useful measure to help management and investors better assess and understand the Company’s operating performance and sources and uses of cash. Management also believes the analysis of free cash flow assists in identifying underlying trends in the business. Computations of free cash flow may differ from company to company. Therefore, the analysis of free cash flow should be used as a complement to, and in conjunction with, the Company’s consolidated statements of cash flows presented in the accompanying financial statements appearing in Item 15 of this Report.
      Management also analyzes cash flow from operations based upon its three primary components noted in the table below: net income, non-cash and other reconciling items and cash flow generated from or used for working capital. Similar to free cash flow, management believes that this breakout is an important measure to help management and investors understand the trends in the Company’s cash flows, including the impact of management’s focus on asset utilization and efficiency through reductions in the net balance of receivables, inventories and accounts payable.

	Years Ended

	July 2,	July 3,	June 27,
	2005	2004	2003

	(Thousands)
Net income (loss)	$168,239	$72,897	$(46,116)
Non-cash and other reconciling items(1)	172,595	140,783	215,573
Cash flow generated from (used for) working capital (excluding cash and cash equivalents)(2)	121,002	(149,031)	482,421

Net cash flow from operations	461,836	64,649	651,878
Cash flow generated from (used for):
Purchases of property, plant and equipment	(31,338)	(28,623)	(34,169)
Cash proceeds from sales of property, plant and equipment	7,271	5,229	16,379
Acquisition of operations and investments	(3,563)	(50,528)	(9,210)
Effect of exchange rates on cash and cash equivalents	(10,816)	8,834	13,194
Other, net financing activities	2,274	13,914	(474)

Net free cash flow	425,664	13,475	637,598
Reduced drawings under accounts receivable securitization program	—	—	(200,000)
Repayment of debt, net	(100,464)	(96,275)	(201,365)

Net increase (decrease) in cash and cash equivalents	$325,200	$(82,800)	$236,233

(1)	Non-cash and other reconciling items are the combination of depreciation and amortization, deferred income taxes, non-cash restructuring and other charges, and other, net, in cash flows from operations.

(2)	Cash flow generated from working capital is the combination of the changes in the Company’s working capital and other balance sheet accounts in cash flows from operations (receivables, inventories, accounts payable and accrued expenses and other, net).
      Avnet generated operating cash flows of $461.8 million during fiscal 2005. This positive cash flow is largely driven by the Company’s improved profitability in fiscal 2005, as further discussed in Results of Operations in this MD&A, and the generation of cash from its working capital, excluding cash and cash equivalents. Management has continued to focus on improving asset utilization and efficiency since the economic and industry downturn that began in fiscal 2001. This focus was enhanced again in fiscal 2005 as the Company weathered the mid-cycle inventory correction in the electronic components sector. The Company’s efforts to manage the combined balance of accounts receivable and inventories, net of accounts payable, allowed the Company to generate positive cash flows from these working capital components of $166.4 million in fiscal 2005. A significant catalyst for this cash flow has been the Company’s ability to effectively manage inventory levels throughout its business. As discussed in Results of Operations, EM achieved record quarterly inventory turns in the fourth quarter of fiscal 2005 as a direct result of this effort. The cash flows associated with purchases and sales of property, plant and equipment remained relatively consistent in fiscal 2005 when compared with prior years. Cash expenditures for acquisitions of operations relate to the first quarter fiscal 2005 acquisition of DNS Slovakia, a small computer product distributor, as well as certain legal and other costs incurred in fiscal 2005 related to the acquisition of Memec, which did not close until after fiscal 2005. Trends in foreign currency exchange rates shifted in fiscal 2005 to generate a net cash outflow as most foreign currencies, particularly the Euro, weakened slightly against the U.S. Dollar in the second half of fiscal 2005. This negative cash flow results from the translation of Avnet’s cash and cash equivalents held in foreign currencies, which were generally higher throughout the second half of fiscal 2005 resulting largely from the combination of the Company’s higher profitability and working capital management as it emerged from the mid-cycle inventory correction. The combination of these factors yielded net free cash flow in fiscal 2005 of

$425.7 million, of which the Company utilized $100.5 million for repayment of debt (see Liquidity and Capital Resources — Financing Transactions).
      During fiscal 2004, the Company generated $64.7 million of cash and cash equivalents from its operating activities. A return to profitability in fiscal 2004 plus the impacts of non-cash and other reconciling items combined to yield cash inflows for fiscal 2004 of $213.7 million. Partially offsetting this amount are cash flows of $149.0 million used for the Company’s working capital needs (excluding cash and cash equivalents) during fiscal 2004. The primary driver of this outflow relate to the growth of receivables ($271.3 million) and inventory ($240.5 million), net of cash flow generation from accounts payable ($285.4 million) and other working capital items ($77.4 million). These trends in working capital are typical of an up-cycle in the electronic components industry as growth in receivables and payables is driven by higher sales and purchasing volumes. Additionally, inventory growth was also expected as the industry moved into an up-cycle, especially in the electronic components sector where longer lead times from suppliers and increased demand from customers typically result in the distributor carrying higher levels of inventory. As a result, EM grew inventory in certain products to accommodate the growing levels in demand and in support of customer contractual agreements to purchase certain inventory. Therefore, it is not uncommon to see cash outflows associated with working capital when the Company is in the growth phase of an up-cycle. Despite the overall increase, the Company continued to manage its working capital utilization and efficiency. Within EM, where the majority of the inventory increases took place, fiscal 2004 inventory turns improved by 16% over fiscal 2003. This improvement in turns is driven by a combination of the increased sales and the buildup of inventory only in high demand, and thus, higher volume product lines.
      Since the industry and economic downturn commenced in fiscal 2001, the Company has significantly reduced its capital expenditures as well as its acquisition and investment activity. However, during fiscal 2004, the Company completed a contingent purchase price payment associated with its January 2000 acquisition of 84% of the stock of Eurotronics B.V., which went to market as SEI. Pursuant to the terms of the share purchase agreement, in fiscal 2004, Avnet paid $48.9 million to former shareholders of Eurotronics B.V. in final settlement of contingent consideration related to this acquisition. This coupled with other, less significant contingent purchase price payments and the acquisition of a minority interest in one of the Company’s foreign subsidiaries resulted in total cash outflow for acquisitions and investments of $50.5 million during fiscal 2004. These outflows for investing activities, offset in part by the favorable impact of foreign currency on cash and cash equivalents and other financing activities, yielded a net free cash flow of $13.5 million. This net free cash flow, coupled with the cash usage for the Company’s retirement, both early and at maturity, of certain of the Company’s debt net of proceeds from new debt issued during fiscal 2004 (see Liquidity and Capital Resources — Financing Transactions), resulted in a net decrease in cash during fiscal 2004 of $82.8 million.
      In fiscal 2003, cash flow of $169.5 million was generated from the combination of the Company’s net loss and non-cash and other reconciling items, and $482.4 million was generated by reductions in working capital (excluding cash and cash equivalents), thus generating net cash flow from operations of $651.9 million. The positive cash flow generated from working capital reductions resulted from the Company’s continued efforts to improve its asset utilization and efficiency, primarily through reductions of receivables (cash inflow of $140.7 million) and inventories (cash inflow of $387.1 million), in what continued to be a stable but weak electronic components and computer products distribution industry during fiscal 2003. In addition to cash flow from operating activities in fiscal 2003, $5.1 million was needed for other business operations including purchases of property, plant and equipment, net of cash proceeds from sales of property, plant and equipment, and cash generated from other items, including the impact of foreign currency exchange rates on the Company’s cash and cash equivalents. The Company also used $9.2 million for acquisitions of operations and investments (primarily contingent purchase price payments) during fiscal 2003, to yield net free cash flow in fiscal 2003 of $637.6 million. A total of $401.4 million of this free cash flow was used to reduce the Company’s borrowings under its accounts receivable securitization program in addition to the retirement of certain of the Company’s long-term debt, net of proceeds from new debt issued during fiscal 2003, resulting in a $236.2 million increase in cash and cash equivalents during fiscal 2003.

Capital Structure
      The Company uses a variety of financing arrangements, both short-term and long-term, to fund its operations. The Company also uses diversified sources of funding so that it does not become overly dependent on one source and to achieve lower cost of funding through these different alternatives. These financing arrangements include public bonds, short-term and long-term bank loans and an accounts receivable securitization program. For a detailed description of the Company’s external financing arrangements outstanding at July 2, 2005, please refer to Note 7 to the consolidated financial statements appearing in Item 15 of this Report.
      The following table summarizes the Company’s capital structure as of the end of fiscal 2005 with a comparison with the end of fiscal 2004:

	July 2,	% of Total	July 3,	% of Total
	2005	Capitalization	2004	Capitalization

		(Dollars in thousands)
Short-term debt	$61,298	1.8%	$160,660	4.9%
Long-term debt	1,183,195	35.4	1,196,160	36.1

Total debt	1,244,493	37.2	1,356,820	41.0
Shareholders’ equity	2,097,033	62.8	1,953,426	59.0

Total capitalization	$3,341,526	100.0	$3,310,246	100.0

      Long-term debt in the above table includes a fair value adjustment increasing total debt and capitalization by $0.9 million and $13.6 million at July 2, 2005 and July 3, 2004, respectively. The fair value adjustment relates to the interest rate hedges on the Company’s 8.00% Notes and 9 3/4% Notes discussed in Financing Transactions.

Financing Transactions
      In August 2005, the Company issued $250.0 million of 6.00% senior notes due September 1, 2015 (the “6% Notes”). The proceeds from the offering, net of discount and underwriting fees, totaled $246.5 million. These proceeds were used to launch a tender offer to purchase up to $250.0 million of the Company’s 8.00% Notes due November 15, 2006 (the “8% Notes”) at a price of $1,045 per $1,000 principal amount of 8% Notes. The tender offer period closes on September 13, 2005.
      In August 2005, the Company also amended its accounts receivable securitization program which, among other things, now provides that financing under the facility no longer qualifies as off-balance sheet financing (see Off-Balance Sheet Arrangements). As a result, the receivables and related debt obligation will remain on the Company’s consolidated balance sheet when amounts are drawn on the facility.
      During fiscal 2005, the Company repaid the remaining $3.0 million of the 4.5% Convertible Notes upon maturity on September 1, 2004 and repaid the remaining $86.6 million of the 7 7/8% Notes upon maturity on February 15, 2005.
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
      The Company has an unsecured, three-year $350.0 million credit facility with a syndicate of banks (the “Credit Facility”), which expires in June 2007. The Company may select from various interest rate options, currencies and maturities under the Credit Facility. The Credit Facility contains certain covenants, all of which the Company was in compliance with as of July 2, 2005. There were no borrowings under the Credit Facility at July 2, 2005 or July 3, 2004.
      In March 2004, the Company also repaid in cash its $100.0 million of 6 7/8% Notes that matured on March 15, 2004.
      At July 2, 2005, the Company had two interest rate swaps with a total notional amount of $400.0 million in order to hedge the change in fair value of the 8% Notes related to fluctuations in interest rates. These contracts were classified as fair value hedges and were to mature in November 2006. The interest rate swaps modified the Company’s interest rate exposure by effectively converting the fixed rate on the 8% Notes to a floating rate (6.4% at July 2, 2005) based on three-month U.S. LIBOR plus a spread through their maturities. Upon launching the tender offer to purchase up to $250.0 million of the 8% Notes in August 2005, the Company terminated the $400.0 million notional amount of interest rate swaps.
      The Company has three additional interest rate swaps with a total notional amount of $300.0 million in order to hedge the change in fair market value of the 9 3/4% Notes due February 15, 2008 (the “9 3/4% Notes”) related to fluctuations in interest rates. These hedges are classified as fair value hedges and mature in February 2008. These interest rate swaps modify the Company’s interest rate exposure by effectively converting the fixed rate on the 9 3/4% Notes to a floating rate (9.7% at July 2, 2005) based on three-month U.S. LIBOR plus a spread through their maturities.
      The hedged fixed rate debt and the interest rate swaps are adjusted to current market values through interest expense in the consolidated statements of operations included in Item 15 of this Report. The Company accounts for the hedges using the shortcut method as defined under Statement of Financial Accounting Standards No. 133, Accounting for Derivative Instruments and Hedging Activities, as amended by Statement of Financial Accounting Standards No. 138, Accounting for Certain Derivative Instruments and Hedging Activities. Due to the effectiveness of the hedges since inception, the market value adjustments for the hedged debt and the interest rate swaps directly offset one another.
      In addition to its primary financing arrangements, the Company has several small lines of credit in various locations to fund the short-term working capital, foreign exchange, overdraft and letter of credit needs of its wholly owned subsidiaries in Europe and Asia. Avnet generally guarantees its subsidiaries’ debt under these facilities.

Off-Balance Sheet Arrangements
      At July 2, 2005, the Company had a $350.0 million accounts receivable securitization program (the “Program”) with two financial institutions whereby it was able to sell, on a revolving basis, an undivided interest in a pool of its trade accounts receivable. Under the Program, the Company was able to sell receivables in securitization transactions and retain a subordinated interest and servicing rights to those receivables. Receivables sold under the Program were sold without legal recourse to third party conduits through a wholly owned bankruptcy-remote special purpose entity that is consolidated for financial reporting purposes. At July 2, 2005, the Program qualified for sale treatment under Statement of Financial Accounting Standards No. 140, Accounting for Transfer and Servicing of Financial Assets and Extinguishment of Liabilities. There were no receivables sold under the Program at July 2, 2005 or July 3, 2004.

      In August 2005, the Company amended its accounts receivable securitization program to, among other things, increase the maximum available for borrowing from $350.0 million to $450.0 million. The availability for financing under the amended facility is dependent on the level of the Company’s trade receivables from month-to-month. In addition, the Program, as amended, no longer qualifies as off-balance sheet financing. As a result, the receivables and related debt will remain on the Company’s consolidated balance sheet when amounts are drawn on the Program. The purpose of the Program is to provide the Company with an additional source of liquidity at interest rates more favorable than it could receive through other forms of financing. The Program, as amended, has a one-year term, which expires in August 2006.

Covenants and Conditions
      The Program agreement discussed above required the Company to maintain senior unsecured credit ratings above certain minimum ratings triggers in order to continue utilizing the Program. These minimum ratings triggers were Ba3 by Moody’s Investor Services or BB- by Standard & Poors. The minimum ratings triggers were eliminated in the amended Program discussed in Off-Balance Sheet Arrangements and replaced with minimum interest coverage and leverage ratios as defined in the Credit Facility (see discussion below). The Program agreement in effect at July 2, 2005, as well as the amended Program agreement also contain certain covenants relating to the quality of the receivables sold. If these conditions are not met, the Company may not be able to borrow any additional funds and the financial institutions may consider this an amortization event, as defined in the agreements, which would permit the financial institutions to liquidate the accounts receivable sold to cover any outstanding borrowings. Circumstances that could affect the Company’s ability to meet the required covenants and conditions of the agreements include the Company’s ongoing profitability and various other economic, market and industry factors. The Company was in compliance with all covenants of the Program at July 2, 2005.
      The Credit Facility discussed in Financing Transactions contains certain covenants with various limitations on debt incurrence, dividends, investments and capital expenditures and also includes financial covenants requiring the Company to maintain minimum interest coverage and leverage ratios, as defined. Management does not believe that the covenants in the Credit Facility limit the Company’s ability to pursue its intended business strategy or future financing needs. The Company was in compliance with all covenants of the Credit Facility as of July 2, 2005.
      See Liquidity for further discussion of the Company’s availability under these various facilities.
Liquidity
      The Company had total borrowing capacity of $700.0 million at July 2, 2005 under the Credit Facility and the Program, against which $19.7 million in letters of credit were issued under the Credit Facility as of July 2, 2005, resulting in $680.3 million of net availability. The Company also had an additional $637.9 million of cash and cash equivalents at July 2, 2005. Approximately $343 million of this cash balance, excluding transaction costs, was used to fund the acquisition of Memec and paydown of substantially all of Memec’s outstanding debt obligations, including related expenses, subsequent to fiscal 2005 (see Acquisitions in Item 1 and Note 2 to the consolidated financial statements appearing in Item 15 of this Report). Also subsequent to fiscal 2005, the Company contributed $55.6 million to its defined benefit pension plan. There are no significant financial commitments of the Company outside of normal debt and lease maturities as disclosed in Long-Term Contractual Obligations. Even with the usage of cash for the Memec acquisition, management believes that Avnet’s borrowing capacity, its cash availability and the Company’s expected ability to generate operating cash flows are sufficient to meet its projected financing needs. As discussed more fully in Cash Flows, the Company is less likely to generate positive cash flows from working capital reductions during an up-cycle in the electronic components and computer products industry. However, additional cash requirements for working capital are generally expected to be offset by the operating cash flows generated by the Company’s enhanced profitability model resulting from the Company’s significant cost reductions achieved in recent years. Furthermore, subsequent to fiscal year end, the Company made a tender offer to repurchase up to $250 million of the $400.0 million 8% Notes, which is the Company’s next significant public debt maturity.

The Company is funding the tender to repurchase the 8% Notes with the proceeds from the August 2005 issuance of $250 million in 6% Notes, which do not mature until September 1, 2015.
      The following table highlights the Company’s liquidity and related ratios for the past two years:
COMPARATIVE ANALYSIS — LIQUIDITY

	Years Ended

	July 2,	July 3,	Percentage
	2005	2004	Change

	(Dollars in millions)
Current Assets	$3,783.0	$3,484.0	8.6%
Quick Assets	2,526.5	2,056.6	22.8
Current Liabilities	1,717.5	1,645.0	4.4
Working Capital	2,065.4	1,839.0	12.3
Total Debt	1,244.5	1,356.8	(8.3)
Total Capital (total debt plus total shareholders’ equity)	3,341.5	3,310.2	0.9
Quick Ratio	1.5:1	1.3:1
Working Capital Ratio	2.2:1	2.1:1
Debt to Total Capital	37.2%	41.0%
      The single biggest driver of the Company’s growth in current assets year-over-year is the net cash flow generation of $325.2 million during fiscal 2005. The Company’s accounts receivable balance also grew year-over-year, commensurate with the moderate growth in sales in fiscal 2005. However, the growth in accounts receivable was more than offset by reductions in inventory, as a function of the Company’s previously discussed working capital management initiatives, and other assets. As a result, quick assets (cash and cash equivalents plus accounts receivable) grew at a greater rate than current assets. Current liabilities grew at a lesser rate year-over-year as growth in accounts payable (also a function of the moderate increase in sales and, thus, purchasing activity in fiscal 2005) was offset in part by the pay down of certain current debt maturities (see Financing Transactions) during fiscal 2005. These trends in the Company’s current assets and liabilities combined to generate a 12.3% increase in working capital year-over-year. At July 2, 2005, quick assets were greater than the Company’s current liabilities by $809.0 million as compared with $411.6 million at July 3, 2004. Working capital increased to $2.07 billion at the end of fiscal 2005 as compared with $1.84 billion at the end of the prior year.
Long-Term Contractual Obligations
      The Company has the following contractual obligations outstanding as of July 2, 2005 (in millions):

		Due in Less
		Than	Due in	Due in	Due After
	Total	1 Year	1-3 Years	4-5 Years	5 Years

Long-term debt, including amounts due within one year	$1,243.6	$61.3	$876.4	$1.8	$304.1
Operating leases	172.2	47.2	66.2	36.1	22.7

	$1,415.8	$108.5	$942.6	$37.9	$326.8

      At July 2, 2005, the Company has five interest rate swaps outstanding on two of its fixed rate debt instruments which have yielded a fair value adjustment of $0.9 million to the Company’s long-term debt included in the consolidated balance sheet at July 2, 2005. The issuance of the $250.0 million 6% Notes due in 2015 subsequent to fiscal 2005, with the net proceeds used to fund the purchase of up to $250.0 million of the 8% Notes due in 2006 (see Financing Transactions), will result in a shift of approximately $250.0 million between the 1-3 year maturity group and the after 5 year maturity group in the table above.
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
      The Company has used interest rate swaps that convert certain fixed rate debt to variable rate debt, effectively hedging the change in fair value of the fixed rate debt resulting from fluctuations in interest rates. At July 2, 2005, the Company had five interest rate swaps outstanding under which the Company pays a variable interest rate and receives a fixed interest rate. The following tables set forth the scheduled maturities of the Company’s debt outstanding at July 2, 2005 and the total fair value (generally based on quoted market prices) of the debt outstanding at July 2, 2005 and July 3, 2004 (dollars in millions):

	Fiscal Year

	2006	2007	2008	2009	2010	Thereafter	Total

Liabilities:
Fixed rate debt	$1	$400	$476	$1	$1	$304	$1,183
Floating rate debt	$60	$—	$—	$—	$—	$—	$60
Interest Rate Swaps:
Fixed to variable (notional amounts)	$—	$400	$300	$—	$—	$—	$700
As discussed in Financing Transactions, subsequent to fiscal 2005, the Company initiated a tender offer to purchase up to $250 million of the 8% Notes, which are included in the fiscal 2007 maturities in the table above. The Company financed this tender through the issuance of $250 million of 6% Notes, which are not due to mature until fiscal 2016. Additionally, $400.0 million notional amount of the interest rate swaps reflected in the table below were terminated in August 2005 as a result of this tender for the underlying debt.

	Carrying		Carrying
	Value at	Fair Value at	Value at	Fair Value at
	July 2, 2005	July 2, 2005	July 3, 2004	July 3, 2004

Liabilities:
Fixed rate debt	$1,183	$1,249	$1,273	$1,365
Average interest rate	7.2%		7.2%
Floating rate debt	$60	$60	$70	$70
Average interest rate	4.0%		2.5%
Interest Rate Swaps:
Fixed to variable	$1	$1	$14	$14
Average pay rate	LIBOR + 4.3%		LIBOR + 4.3%
Average receive rate	8.8%		8.8%
      Many of the Company’s subsidiaries, on occasion, purchase and sell products in currencies other than their functional currencies. This subjects the Company to the risks associated with the fluctuations of foreign currency exchange rates. The Company reduces this risk by utilizing natural hedging (offsetting receivables and payables) as well as by creating offsetting positions through the use of derivative financial instruments, primarily forward foreign exchange contracts with maturities of less than sixty days. The Company adjusts all foreign denominated balances and any outstanding foreign exchange contracts to fair market value through the consolidated statements of operations. Therefore, the market risk related to foreign exchange contracts is offset by changes in valuation of the underlying items being hedged. The asset or liability representing the fair value of foreign exchange contracts is classified in the captions “other current assets” or “accrued expenses and other,” as applicable, in the accompanying consolidated balance sheets. A hypothetical 10% change in currency exchange rates under the contracts outstanding at July 2, 2005 would result in an increase or decrease of approximately $16.6 million to the fair value of the forward foreign exchange contracts, which would generally be offset by an opposite effect on the related hedged positions.

Item 8.	Financial Statements and Supplementary Data
      The financial statements and supplementary data are listed under Item 15 of this Report.

Item 9.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure
      None.

Item 9A.	Controls and Procedures
Disclosure Controls and Procedures
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
      During the last quarter of fiscal 2005, there have been no changes to the Company’s internal control over financial reporting (as defined in Rule 13a-15(f) of the Exchange Act) that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.
Management’s Report on Internal Control Over Financial Reporting
      The Company’s management, including its Chief Executive Officer and Chief Financial Officer, is responsible for establishing and maintaining adequate internal control over financial reporting as defined in Rules 13a-15(f) and 15(d)-15(f) under the Exchange Act of 1934. The Company’s internal control over financial reporting is designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles in the United States of America. Because of inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, controls may become inadequate because of changes in conditions, or the degree of compliance with the policies or procedures may deteriorate. Management conducted an evaluation of the effectiveness of the Company’s internal control over financial reporting as of July 2, 2005. In making this assessment, management used the framework established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and concluded that the Company maintained effective internal control over financial reporting as of July 2, 2005.
      The Company’s independent registered public accounting firm, KPMG LLP, has audited the effectiveness of the Company’s internal controls over financial reporting and management’s assessment of the effectiveness of such controls as of July 2, 2005, as stated in its audit report which is included herein.

Report of Independent Registered Public Accounting Firm
The Board of Directors and Shareholders
Avnet, Inc.:
We have audited management’s assessment, included in the accompanying Management’s Report on Internal Control Over Financial Reporting, that Avnet, Inc. (the Company) maintained effective internal control over financial reporting as of July 2, 2005, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Avnet, Inc.’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting. Our responsibility is to express an opinion on management’s assessment and an opinion on the effectiveness of the Company’s internal control over financial reporting based on our audit.
We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. Our audit included obtaining an understanding of internal control over financial reporting, evaluating management’s assessment, testing and evaluating the design and operating effectiveness of internal control, and performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinion.
A company’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company’s internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company’s assets that could have a material effect on the financial statements.
Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.
In our opinion, management’s assessment that Avnet, Inc. maintained effective internal control over financial reporting as of July 2, 2005, is fairly stated, in all material respects, based on criteria established in Internal Control — Integrated Framework issued by COSO. Also, in our opinion, Avnet, Inc. maintained, in all material respects, effective internal control over financial reporting as of July 2, 2005, based on criteria established in Internal Control — Integrated Framework issued by COSO.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of Avnet, Inc. and subsidiaries as of July 2, 2005 and July 3, 2004, and the related consolidated statements of operations, shareholders’ equity and cash flows for each of the years in the three-year period ended July 2, 2005, and our report dated September 7, 2005 expressed an unqualified opinion on those consolidated financial statements.

/s/ KPMG LLP
Phoenix, Arizona
September 7, 2005

Item 9B.	Other Information
      Not applicable.

PART III

Item 10.	Directors and Executive Officers of the Registrant
      The information called for by Item 10 is incorporated in this Report by reference to the Company’s definitive proxy statement relating to the Annual Meeting of Stockholders anticipated to be held on November 10, 2005.

Item 11.	Executive Compensation
      The information called for by Item 11 is incorporated in this Report by reference to the Company’s definitive proxy statement relating to the Annual Meeting of Stockholders anticipated to be held on November 10, 2005.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters
      The information called for by Item 12 is incorporated in this Report by reference to the Company’s definitive proxy statement relating to the Annual Meeting of Stockholders anticipated to be held on November 10, 2005.

Item 13.	Certain Relationships and Related Transactions
      The information called for by Item 13 is incorporated in this Report by reference to the Company’s definitive proxy statement relating to the Annual Meeting of Stockholders anticipated to be held on November 10, 2005.

Item 14.	Principal Accountant Fees and Services
      The information called for by Item 14 is incorporated in this Report by reference to the Company’s definitive proxy statement relating to the Annual Meeting of Stockholders anticipated to be held on November 10, 2005.

PART IV

Item 15.	Exhibits and Financial Statement Schedules
      a. The following documents are filed as part of this Report:

2.	Financial Statement Schedules:
	Schedule II (Valuation and Qualifying Accounts) for the years ended July 2, 2005, July 3, 2004 and June 27, 2003	73

Schedules other than that above have been omitted because they are not applicable or the required information is shown in the financial statements or notes thereto.
3.	Exhibits — The exhibit index for this Report can be found on pages 74 to 77.

SIGNATURES
      Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

AVNET, INC.
(Registrant)

By:	/s/ ROY VALLEE

Roy Vallee,
Chairman of the Board, Chief Executive
Officer and Director
Date: September 13, 2005
      Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the Registrant and in the capacities indicated on September 13, 2005.

Signature	Title

/s/ ROY VALLEE Roy Vallee	Chairman of the Board, Chief Executive Officer and Director

/s/ ELEANOR BAUM Eleanor Baum	Director

/s/ J. VERONICA BIGGINS J. Veronica Biggins	Director

/s/ LAWRENCE W. CLARKSON Lawrence W. Clarkson	Director

/s/ EHUD HOUMINER Ehud Houminer	Director

/s/ JAMES A. LAWRENCE James A. Lawrence	Director

/s/ FRANK R. NOONAN Frank R. Noonan	Director

/s/ RAY M. ROBINSON Ray M. Robinson	Director

/s/ PETER M. SMITHAM Peter M. Smitham	Director

/s/ GARY L. TOOKER Gary L. Tooker	Director

/s/ RAYMOND SADOWSKI Raymond Sadowski	Senior Vice President, Chief Financial Officer and Principal Accounting Officer

Report of Independent Registered Public Accounting Firm
The Board of Directors and Shareholders
Avnet, Inc.:
We have audited the accompanying consolidated balance sheets of Avnet, Inc. and subsidiaries (the Company) as of July 2, 2005, and July 3, 2004, and the related consolidated statements of operations, shareholders’ equity and cash flows for each of the years in the three-year period ended July 2, 2005. In connection with our audits of the consolidated financial statements, we have also audited the financial statement schedule for each of the years in the three-year period ended July 2, 2005, as listed in the accompanying index. These consolidated financial statements and financial statement schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements and financial statement schedule based on our audits.
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
In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Avnet, Inc. and subsidiaries as of July 2, 2005 and July 3, 2004, and the results of their operations and their cash flows for each of years in the three-year period ended July 2, 2005, in conformity with U.S. generally accepted accounting principles. Also in our opinion, the related financial statement schedule for each of the years in the three-year period ended July 2, 2005, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the effectiveness of Avnet, Inc.’s internal control over financial reporting as of July 2, 2005, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO), and our report dated September 7, 2005 expressed an unqualified opinion on management’s assessment of, and the effective operation of, internal control over financial reporting.

/s/ KPMG LLP
Phoenix, Arizona
September 7, 2005

AVNET, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS

	July 2,	July 3,
	2005	2004

	(Thousands, except
	share amounts)
ASSETS
Current assets:
Cash and cash equivalents	$637,867	$312,667
Receivables, less allowances of $85,079 and $78,410, respectively (Note 3)	1,888,627	1,743,962
Inventories	1,224,698	1,364,037
Other	31,775	63,320

Total current assets	3,782,967	3,483,986
Property, plant and equipment, net (Note 5)	157,428	187,339
Goodwill (Note 6)	895,300	894,882
Other assets	262,520	297,444

Total assets	$5,098,215	$4,863,651

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Borrowings due within one year (Note 7)	$61,298	$160,660
Accounts payable	1,296,713	1,099,703
Accrued expenses and other (Note 8)	359,507	384,630

Total current liabilities	1,717,518	1,644,993
Long-term debt, less due within one year (Note 7)	1,183,195	1,196,160
Other long-term liabilities (Note 10)	100,469	69,072

Total liabilities	3,001,182	2,910,225

Commitments and contingencies (Notes 11 and 13)
Shareholders’ equity (Notes 1 and 12):
Common stock $1.00 par; authorized 300,000,000 shares; issued 120,771,000 shares and 120,483,000 shares, respectively	120,771	120,483
Additional paid-in capital	569,638	567,060
Retained earnings	1,283,028	1,114,789
Cumulative other comprehensive income (Note 4)	123,705	151,195
Treasury stock at cost, 5,231 shares and 5,695 shares, respectively	(109)	(101)

Total shareholders’ equity	2,097,033	1,953,426

Total liabilities and shareholders’ equity	$5,098,215	$4,863,651

See notes to consolidated financial statements

AVNET, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS

	Years Ended

	July 2,	July 3,	June 27,
	2005	2004	2003

	(Thousands, except per share amounts)
Sales	$11,066,816	$10,244,741	$9,048,442
Cost of sales	9,607,833	8,879,888	7,833,487

Gross profit	1,458,983	1,364,853	1,214,955
Selling, general and administrative expenses	1,137,667	1,106,988	1,095,461
Restructuring and other charges (Note 17)	—	55,618	106,765

Operating income	321,316	202,247	12,729
Other income, net	3,499	7,094	26,204
Interest expense	(85,056)	(94,573)	(104,851)
Debt extinguishment costs (Note 7)	—	(16,370)	(13,487)

Income (loss) before income taxes	239,759	98,398	(79,405)
Income tax provision (benefit) (Note 9)	71,520	25,501	(33,289)

Net income (loss)	$168,239	$72,897	$(46,116)

Net earnings (loss) per share (Note 14):
Basic	$1.39	$0.61	$(0.39)

Diluted	$1.39	$0.60	$(0.39)

Shares used to compute earnings (loss) per share (Note 14):
Basic	120,629	120,086	119,456

Diluted	121,469	121,252	119,456

See notes to consolidated financial statements

AVNET, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY
Years Ended July 2, 2005, July 3, 2004 and June 27, 2003

				Cumulative
		Additional		Other		Total
	Common	Paid-in	Retained	Comprehensive	Treasury	Shareholders’
	Stock	Capital	Earnings	Income	Stock	Equity

	(Thousands, except per share amounts)
Balance, June 28, 2002	$119,431	$569,437	$1,088,008	$27,812	$(178)	$1,804,510
Net loss	—	—	(46,116)	—	—	(46,116)
Translation adjustments (Note 4)	—	—	—	98,346	—	98,346
Minimum pension liability adjustment, net of tax of $19,988 (Notes 4, 10 and 15)	—	—	—	(22,951)	—	(22,951)

Comprehensive income (Note 4)						29,279

Stock option and incentive programs, including related tax benefits of $278	124	(1,427)	—	—	36	(1,267)

Balance, June 27, 2003	119,555	568,010	1,041,892	103,207	(142)	1,832,522
Net income	—	—	72,897	—	—	72,897
Translation adjustments (Note 4)	—	—	—	45,470	—	45,470
Minimum pension liability adjustment, net of tax of $1,651 (Notes 4, 10 and 15)	—	—	—	2,518	—	2,518

Comprehensive income (Note 4)						120,885

Eurotronics contingent purchase price (Note 2)	—	(15,000)	—	—	—	(15,000)
Stock option and incentive programs, including related tax benefits of $756	928	14,050	—	—	41	15,019

Balance, July 3, 2004	120,483	567,060	1,114,789	151,195	(101)	1,953,426
Net income	—	—	168,239	—	—	168,239
Translation adjustments (Note 4)	—	—	—	(8,825)	—	(8,825)
Minimum pension liability adjustment, net of tax of $11,877 (Notes 4, 10 and 15)	—	—	—	(18,665)	—	(18,665)

Comprehensive income (Note 4)						140,749

Stock option and incentive programs, including related tax benefits of $102	288	2,578	—	—	(8)	2,858

Balance, July 2, 2005	$120,771	$569,638	$1,283,028	$123,705	$(109)	$2,097,033

See notes to consolidated financial statements

AVNET, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS

	Years Ended

	July 2,	July 3,	June 27,
	2005	2004	2003

	(Thousands)
Cash flows from operating activities:
Net income (loss)	$168,239	$72,897	$(46,116)
Non-cash and other reconciling items:
Depreciation and amortization	61,746	64,540	88,839
Deferred income taxes (Note 9)	63,734	(2,815)	21,606
Non-cash restructuring and other charges (Note 17)	—	31,409	55,344
Other, net (Note 15)	47,115	47,649	49,784
Changes in (net of effects from business acquisitions):
Receivables	(168,892)	(271,311)	140,656
Inventories	144,004	(240,520)	387,081
Accounts payable	191,270	285,386	(120,849)
Accrued expenses and other, net	(45,380)	77,414	75,533

Net cash flows provided from operating activities	461,836	64,649	651,878

Cash flows from financing activities:
Reduced drawings under accounts receivable securitization program (Note 3)	—	—	(200,000)
Issuance of notes in public offerings, net of issuance costs (Note 7)	—	292,500	465,313
Repayment of notes (Note 7)	(89,589)	(444,245)	(379,197)
(Repayment of) proceeds from bank debt, net	(10,789)	55,974	(285,795)
Payment of other debt, net	(86)	(504)	(1,686)
Other, net	2,274	13,914	(474)

Net cash flows used for financing activities	(98,190)	(82,361)	(401,839)

Cash flows from investing activities:
Purchases of property, plant and equipment	(31,338)	(28,623)	(34,169)
Cash proceeds from sales of property, plant and equipment	7,271	5,229	16,379
Acquisitions of operations, net (Note 2)	(3,563)	(50,528)	(9,210)

Net cash flows used for investing activities	(27,630)	(73,922)	(27,000)

Effect of exchange rate changes on cash and cash equivalents	(10,816)	8,834	13,194

Cash and cash equivalents:
— increase (decrease)	325,200	(82,800)	236,233
— at beginning of year	312,667	395,467	159,234

— at end of year	$637,867	$312,667	$395,467

Additional cash flow information (Note 15)
See notes to consolidated financial statements

AVNET, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.	Summary of significant accounting policies
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
      Investments — Investments in joint ventures and entities in which the Company has an ownership interest greater than 50% and exercises control over the venture are consolidated in the accompanying consolidated financial statements. Minority interests in the years presented, which amounts are not material, are included in the caption “accrued expenses and other” in the accompanying consolidated balance sheets. The Company invests from time to time in ventures in which the Company’s ownership interest is less than 20% and over which the Company does not exercise significant influence. Such investments are accounted for under the cost method. The fair values for investments not traded on a quoted exchange are estimated based upon the performance of the ventures historically, the ventures’ forecasted financial performance and management’s evaluation of the ventures’ viability and business models. To the extent the book value of an investment exceeds its assessed fair value, the Company will record an appropriate impairment charge. Thus, the carrying value of the Company’s investments approximates fair value.
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
      Long-lived assets — Long-lived assets are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of the assets may not be recoverable. An impairment is recognized when the estimated undiscounted cash flows expected to result from the use of the asset and its eventual disposition is less than its carrying amount. An impairment is measured as the amount an asset’s net book value exceeds its estimated fair value. The Company continually evaluates the carrying value and the remaining economic useful life of all long-lived assets and will adjust the carrying value and the related depreciation and amortization period if and when appropriate.
      Goodwill — Goodwill represents the excess of the purchase price over the fair value of net assets acquired. The Company has no other material identifiable intangible assets besides goodwill. In accordance with the Financial Accounting Standards Board (“FASB”) Statement of Financial Accounting Standards No. 142 (“SFAS 142”), Goodwill and Other Intangible Assets, the Company does not amortize goodwill. Instead, periodic tests for goodwill impairment are performed by applying a fair-value based test to Avnet’s reporting units, defined as each of the three regional businesses, which are the Americas, EMEA (Europe, Middle East and Africa), and Asia, within each of the Company’s operating groups. The Company conducts its periodic test for goodwill impairment annually, on the first day of the fiscal fourth quarter. A two-step process is used to evaluate goodwill for impairment. The first step is to determine if there is an indication of impairment by comparing the estimated fair value of each reporting unit to its carrying value including existing goodwill. Goodwill is considered impaired if the carrying value of a reporting unit exceeds the estimated fair value. The second step, which is performed only if there is an indication of impairment, determines the amount of the impairment by comparing the implied fair value of the reporting unit’s goodwill with its carrying value. To estimate fair value of each reporting unit, the Company uses a combination of present value and multiple of earnings valuation techniques. The estimated fair values could change in the future due to changes in market and business conditions that could affect the assumptions and estimates used in these valuation techniques. Furthermore, in a cyclical business, the timing of a valuation may be an

AVNET, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
important factor in the outcome of the valuation exercise. The Company’s annual impairment tests in fiscal 2005, 2004 and 2003 yielded no impairments to the carrying value of the Company’s goodwill.
      Foreign currency translation — The assets and liabilities of foreign operations are translated into U.S. dollars at the exchange rates in effect at the balance sheet date, with the related translation gains and losses reported as a separate component of shareholders’ equity and comprehensive income. Results of operations are translated using the average exchange rates prevailing throughout the period. Transactions denominated in currencies other than the functional currency of the Avnet business unit that is party to the transaction (primarily trade receivables and payables) are translated at exchange rates in effect at the balance sheet date or upon settlement of the transaction. Gains and losses from such translation are recorded to the consolidated statements of operations as a component of “other income, net.” In fiscal 2005, 2004 and 2003, the Company’s net gains (losses) on foreign currency translation (including the impact of foreign currency hedges in place) totaled ($737,000), ($1,774,000) and $15,598,000, respectively.
      Income taxes — The Company follows the asset and liability method of accounting for income taxes. Deferred income tax assets and liabilities are recognized for the estimated future tax impact of differences between the financial statement carrying amounts of assets and liabilities and their respective tax bases. Deferred income tax assets and liabilities are measured using enacted tax rates in effect for the year in which those temporary differences are expected to be recovered or settled. Based upon historical and projected levels of taxable income and analysis of other key factors, the Company records a valuation allowance against its deferred tax assets, as deemed necessary, to state such assets at their net realizable value. The effect on deferred income tax assets and liabilities of a change in tax rates is recognized in earnings in the period in which the new rate is enacted.
      No provision for U.S. income taxes has been made for approximately $536,403,000 of cumulative unremitted earnings of foreign subsidiaries at July 2, 2005 because those earnings are expected to be permanently reinvested outside the U.S. A hypothetical calculation of the deferred tax liability, assuming that earnings were remitted, is not practicable.
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
      Revenue recognition — Revenue from product sales is recognized in accordance with Securities and Exchange Commission (“SEC”) Staff Accounting Bulletin No. 104 (“SAB 104”), Revenue Recognition. Under SAB 104, revenue from product sales is recognized when persuasive evidence of an arrangement exists, delivery has occurred or services have been rendered, the sales price is fixed or determinable and collectibility is reasonably assured. Generally, these criteria are met upon shipment to customers. Most of the Company’s product sales come from product Avnet purchases from a supplier and holds in inventory. A portion of the Company’s sales are shipments of product directly from its suppliers to its customers. In such circumstances, Avnet negotiates the price with the customer, pays the supplier directly for the product shipped and bears credit risk of collecting payment from its customers. Furthermore, in such drop-shipment arrangements, Avnet bears responsibility for accepting returns of product from the customer even if Avnet, in turn, has a right to return the product to the original supplier if the product is defective. Under these terms, the Company serves as the principal with the customer, as defined under SEC Staff Accounting Bulletin No. 104 and Emerging Issues Task Force Issue No. 99-19 (“EITF 99-19”), Reporting Revenue Gross as a Principal versus Net as an Agent, and therefore recognizes the sale and cost of sale of the product upon receiving notification from the supplier that the product has shipped.

AVNET, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
      In addition, the Company has more limited contractual relationships with certain of its customers and suppliers whereby Avnet assumes an agency relationship in the transaction as defined by EITF 99-19. In such arrangements, the Company recognizes the fee associated with serving as an agent in sales with no associated cost of sales.
      Revenues from maintenance contracts are recognized ratably over the life of the contracts, ranging from one to three years. Revenues are recorded net of discounts, rebates and estimated returns. Provisions are made for discounts and rebates, which are primarily volume-based, and are based on historical trends and anticipated customer buying patterns. Provisions for returns are estimated based on historical sales returns, credit memo analysis and other known factors.
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
      Stock-based compensation — The Company accounts for its stock based compensation plans using the intrinsic value method initially prescribed by Accounting Principles Board Opinion No. 25 (“APB 25”), Accounting for Stock Issued to Employees. In applying APB 25, no expense is recognized upon grant of stock under the Company’s various stock option plans, except in the rare circumstances where the exercise price is less than the fair market value on the grant date, nor is expense recognized in connection with shares purchased by employees under the Employee Stock Purchase Plan (see Note 12).
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
      Reported and pro forma net income (loss) and earnings (loss) per share are as follows:

	Years Ended

	July 2,	July 3,	June 27,
	2005	2004	2003

	(Thousands, except per share amounts)
Net income (loss), as reported	$168,239	$72,897	$(46,116)
Less: Fair value impact of employee stock compensation, net of tax	(7,717)	(9,668)	(8,953)

Pro forma net income (loss)	$160,522	$63,229	$(55,069)

Earnings (loss) per share:
Basic — as reported	$1.39	$0.61	$(0.39)

Basic — pro forma	$1.33	$0.53	$(0.46)

Diluted — as reported	$1.39	$0.60	$(0.39)

Diluted — pro forma	$1.32	$0.52	$(0.46)

Number of shares of common stock issued under the employee stock purchase plan	289,241	304,641	548,932

AVNET, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
      The fair value of the stock options granted is estimated on the date of grant using the Black-Scholes option-pricing model. The weighted average assumptions used and the weighted average estimated fair values of an option granted are as follows:

	Years Ended

	July 2,	July 3,	June 27,
	2005	2004	2003

Expected life (years)	6.0	6.1	6.0
Risk-free interest rate	3.5%	3.4%	3.2%
Volatility	44.8%	46.9%	41.8%
Dividend yield	—	—	—
Weighted average fair value	$8.40	$9.07	$5.77
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
      Fair value of financial instruments — The carrying amounts of the Company’s financial instruments, including cash and cash equivalents, receivables and accounts payable approximate their fair values at July 2, 2005 due to the short-term nature of these instruments. See Note 7 for further discussion of the fair value of the Company’s fixed rate long-term debt instruments and see Investments in this Note 1 for further discussion of the fair value of the Company’s investments in unconsolidated entities.
      Accounts receivable securitization — The Company had an accounts receivable securitization program whereby the Company may sell receivables in securitization transactions and retain a subordinated interest and servicing rights to those receivables. The Company accounts for the program under the FASB’s Statement of Financial Accounting Standards No. 140 (“SFAS 140”), Accounting for Transfers and Servicing of Financial Assets and Extinguishment of Liabilities. The gain or loss on sales of receivables is determined at the date of transfer based upon the relative fair value of the assets sold and the interests retained. The Company estimates fair value based on the present value of future expected cash flows using management’s best estimates of the key assumptions, including collection period and discount rates. In August 2005, the Company amended the accounts receivable securitization program agreement (see Note 3).
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

AVNET, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
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
      Fiscal year — The Company operates on a “52/53 week” fiscal year, which ends on the Saturday closest to June 30th (Friday closest to June 30th in fiscal year 2003). Fiscal 2005 and 2003 contained 52 weeks as compared with 53 weeks in fiscal 2004. Unless otherwise noted, all references to “fiscal 2005” or any other “year” shall mean the Company’s fiscal year.
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
      Recent accounting pronouncements — In May 2005, the FASB issued Statement of Financial Accounting Standard No. 154 (“SFAS 154”), Accounting Changes and Error Corrections. SFAS 154 applies to all voluntary changes in accounting principle as well as to changes required by an accounting pronouncement that does not include specific transition provisions. SFAS 154 eliminates the requirement in Accounting Principles Board Opinion No. 20, Accounting Changes, to include the cumulative effect of changes in accounting principle in the income statement in the period of change and, instead, requires changes in accounting principle to be retrospectively applied. Retrospective application requires the new accounting principle to be applied as if the change occurred at the beginning of the first period presented by modifying periods previously reported, if an estimate of the prior period impact is practicable and estimable. SFAS 154 is effective for accounting changes and corrections of errors made in fiscal years beginning after December 15, 2005. The Company does not currently anticipate any changes in accounting principle other than the adoption of SFAS 123(R) discussed below, which has its own adoption transition provision and is therefore not in the scope of SFAS 154. As a result, Avnet does not believe the adoption of SFAS 154 will have a material impact on the Company’s consolidated financial statements.
      In December 2004, the FASB issued SFAS No. 123 (revised 2004), Share-Based Payments (“SFAS 123(R)”) which revises SFAS No. 123, Accounting for Stock-Based Compensation and supersedes APB Opinion No. 25, Accounting for Stock Issued to Employees. SFAS 123(R) requires all share-based payments to employees, including grants of employee stock options, be measured at fair value and expensed in the consolidated statement of operations over the service period (generally the vesting period). SFAS 123(R) is effective in Avnet’s first quarter of fiscal 2006 at which point the Company has now begun to record the expense associated with share-based payments to employees. Upon adoption subsequent to fiscal 2005, the Company transitioned to SFAS 123(R) using the modified prospective application, whereby compensation cost is only recognized in the consolidated statements of operations beginning with the first period that SFAS 123(R) is effective and thereafter, with prior periods still presented on a pro forma basis. Management has not yet quantified what the precise impact of adopting SFAS 123(R) will be in the first quarter of fiscal 2006 and thereafter. However, the pro-forma impacts of expensing share-based payments on the periods

AVNET, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
presented herein are included in Stock-based Compensation in this Note 1. Management expects that the fiscal 2005 pro forma impacts will be a reasonable approximation of the expense associated with share-based payments in fiscal 2006. In addition, the Company will continue to use the Black-Scholes option valuation model to value stock options.
      In December 2004, the FASB issued Staff Position No. 109-2 (“FSP 109-2”), Accounting and Disclosure Guidance for the Foreign Earnings Repatriation Provision within the American Jobs Creation Act of 2004, which provides guidance for implementing the repatriation of earnings provisions of the American Jobs Creation Act of 2004 (the “Jobs Act”) and the impact on the Company’s income tax expense and deferred income tax liabilities. The Jobs Act was enacted in October 2004. However, FSP 109-2 allows additional time beyond the period of enactment to allow the Company to evaluate the effect of the Jobs Act on the Company’s plan for reinvestment or repatriation of foreign earnings. The Company is currently evaluating the impact of the repatriation provisions of FSP 109-2 and expects to complete this evaluation before the end of fiscal 2006. The Company is performing its evaluation in stages and, at this point, is considering a range between zero and $100,000,000 for potential repatriation. However, the related range of income tax effects from such repatriation cannot be reasonably estimated at this time.
      In November 2004, the FASB issued SFAS No. 151, Inventory Costs, an amendment of ARB No. 43, Chapter 4 (“SFAS 151”). SFAS 151 requires that abnormal inventory costs such as abnormal freight, handling costs and spoilage be expensed as incurred rather than capitalized as part of inventory, and requires the allocation of fixed production overhead costs to be based on normal capacity. SFAS 151 is to be applied prospectively and is effective for inventory costs incurred during fiscal years beginning after June 15, 2005. The adoption of SFAS 151 will not have a material impact on the Company’s consolidated financial statements.
      In September 2004, the Emerging Issues Task Force (“EITF”) of the FASB reached a final consensus on EITF Issue No. 04-08 (“EITF 04-08”), The Effect of Contingently Convertible Instruments on Diluted Earnings Per Share. EITF 04-08 requires instruments with conversion features that are contingent upon an issuer’s stock price to be included in the earnings per share calculation using the “if-converted” method regardless of whether the contingency is met. However, EITF 04-08 allows for treasury stock method treatment for any convertible instruments that have provisions requiring cash-settlement up to the par value. EITF 04-08 is effective for interim and annual periods ending after December 15, 2004. In December 2004, the Company made an irrevocable election to satisfy the principal portion of its 2.0% Convertible Senior Debentures (see Note 7), if converted, in cash. Therefore, the Company has applied the treasury stock method for the Debentures both prospectively and retroactively for all periods presented. The adoption of EITF 04-08 had no impact on the Company’s consolidated financial statements or earnings per share as the Debentures were antidilutive both retrospectively and for the year ended July 2, 2005. In addition, EITF 04-08 does not require retrospective application for the 4.5% Convertible Notes, which matured on September 1, 2004, because the Company settled these Notes in cash upon maturity.

2.	Acquisitions and dispositions

Acquisition Subsequent to Fiscal 2005
      On July 5, 2005, the Company acquired Memec Group Holdings Limited (“Memec”), a global distributor that markets and sells a portfolio of semiconductor devices from industry leading suppliers in addition to providing customers with engineering expertise and design services. Memec, with sales of $2.29 billion in its fiscal year ended December 31, 2004, is anticipated to be fully integrated into the Electronics Marketing group of Avnet by the end of fiscal 2006, with a substantial portion of the integration to be completed by the end of the second quarter of fiscal 2006.

AVNET, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
      The consideration for the Memec acquisition consisted of stock and cash valued at approximately $504,229,000, including transaction costs, plus the assumption of $239,960,000 of Memec’s net debt (debt less cash acquired). Under the terms of the purchase, Memec investors received approximately 24,011,000 shares of Avnet common stock plus $63,957,000 of cash. The shares of Avnet common stock were valued at $17.42 per share, which represents the five-day average stock price beginning two days before the acquisition announcement on April 26, 2005.
      The Memec acquisition will be accounted for as a business combination. Assets acquired and liabilities assumed will be recorded in the Company’s fiscal 2006 consolidated balance sheet at their fair values as of July 5, 2005. A preliminary allocation of purchase price to the assets acquired and liabilities assumed at the date of acquisition is presented in the table below. This allocation is based upon a preliminary valuation using management’s estimates and assumptions. This preliminary allocation is subject to refinement as the Company has not yet completed its evaluation of the fair value of assets and liabilities acquired, including the valuation of any potential intangible assets created through the acquisition. Furthermore, the assets and liabilities in the table below include preliminary estimates of severance for Memec workforce reductions, lease liabilities, write-downs in value of Memec owned facilities that will no longer be used or for which the use will be substantially changed in the combined business, and write-offs or write-downs in value of certain Memec information technology assets that will have limited or no use in the combined business. These estimates are also subject to further refinement as the Company finalizes the actions that will be taken and the charges associated with the integration of Memec into Avnet’s operations.

July 5, 2005

(Unaudited)
(In thousands)
Current assets	$723,804
Property, plant and equipment, net	8,714
Goodwill	500,766
Other assets	10,206

Total assets acquired	1,243,490

Current liabilities, excluding current portion of long-term debt	459,258
Long term liabilities	12,700
Total debt	27,343

Total liabilities assumed	499,301

Net assets acquired	$744,189

      The acquisition of Memec will provide for expansion of EM in each of the three major economic regions. The combination of Memec’s Asian operations with Avnet’s already industry-leading position, based on sales, in the Asia region will provide Avnet with a dominant position in this key growth region. Memec’s already established position in Japan — the only U.S.-based distributor with such a presence in the Japanese market — also represents a significant opportunity by providing entry into this major electronic component marketplace. In addition, because Memec’s operations and business model is similar to Avnet’s, management believes significant synergies can be obtained in the combined businesses, thus allowing for significant operating cost reductions upon completion of the integration of Memec. The combination of these factors are the drivers behind the excess of purchase price paid over the value of assets and liabilities acquired.
      The consideration paid in excess of Memec net assets is reflected as a preliminary estimate of goodwill in the table above. As stated previously, the Company has not completed its valuation of any potential intangible assets created as a result of the acquisition. The Company has engaged a third party valuation consultant who is currently assisting management in this valuation process. Any intangible assets identified and valued as a

AVNET, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
result of this process will affect the final determination of goodwill. A portion of the goodwill generated by the Memec acquisition is expected to be deductible for tax purposes, although the Company has not yet quantified the deductible portion.
      During fiscal 2005, the Company incurred $2,465,000 of costs associated with the acquisition of Memec, consisting primarily of legal and other costs associated with the due diligence efforts. These costs are capitalized as part of other long-term assets in the accompanying consolidated balance sheet at July 2, 2005 and are reflected as part of cash flows for acquisitions of operations and investments in the accompanying consolidated statement of cash flows for the year ended July 2, 2005.

Fiscal 2005
      In August 2004, Avnet completed the acquisition of DNS Slovakia (“DNS”), a value-added distributor of enterprise computing solutions. DNS, with annual sales of approximately $15,000,000, was integrated into Avnet’s Technology Solutions operations in Europe. The Company acquired DNS for cash consideration, net of cash acquired, totaling $1,098,000.

Fiscal 2004
      During fiscal 2004, the Company completed a contingent purchase price payment associated with its January 2000 acquisition of 84% of the stock of Eurotronics B.V., which went to market as SEI. Pursuant to the terms of the share purchase agreement, in fiscal 2004, Avnet paid $48,930,000 to former shareholders of Eurotronics B.V. in final settlement of contingent consideration related to this acquisition. This payment resulted in an addition to goodwill of $33,930,000 and a reduction of additional paid-in capital of $15,000,000, based upon an initial estimate of the fair value of the stock guarantee incorporated into the purchase price accounting at the time of the Eurotronics B.V. acquisition. During fiscal 2004, the Company also acquired the interest of a 9% minority shareholder in the Company’s majority-owned Brazilian subsidiary, Avnet do Brasil, LTDA, as well as making contingent purchase price payments associated with certain companies acquired in prior years. The acquisition of minority interests and contingent purchase price payments discussed above required a total investment of $50,528,000, all of which was paid in cash.

Fiscal 2003
      During fiscal 2003, the Company acquired the remaining 40% interest in Max India Ltd. as well as minority interests in various Israeli subsidiaries. The Company also completed contingent purchase price payments associated with companies acquired in previous years including Sunrise Technology Ltd. and Avnet Italy. The acquisitions of these minority interests and the contingent purchase price payments required a total investment of $9,210,000, all of which was paid in cash.
      Also during fiscal 2003, the Company and the seller of the European operations of the VEBA Electronics Group (acquired by the Company in fiscal 2001) resolved certain purchase price contingencies related to this acquisition. This resolution resulted in a refund to Avnet, totaling approximately $6,486,000, of a portion of the amount paid by Avnet at the closing of the acquisition. The refunded purchase price was recorded as a reduction of operating expenses in the fiscal 2003 consolidated statement of operations as the goodwill related to the VEBA Electronics Group had been written off as a result of the transition impairment test performed upon the adoption of SFAS 142 in fiscal 2002.

3.	Accounts receivable securitization
      As of July 2, 2005, the Company had an accounts receivable securitization program (the “Program”) with two financial institutions that allowed the Company to sell, on a revolving basis, an undivided interest of up to $350,000,000 in eligible U.S. receivables while retaining a subordinated interest in a portion of the

AVNET, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
receivables. The eligible receivables were sold without legal recourse to third party conduits through a wholly owned bankruptcy-remote special purpose entity that is consolidated for financial reporting purposes. The Company continues servicing the sold receivables and charges the third party conduits a monthly servicing fee at market rates; accordingly, no servicing asset or liability has been recorded.
      At July 2, 2005, the Program qualified for sale treatment under SFAS 140. As of July 2, 2005 and July 3, 2004, the Company had no drawings outstanding under the Program and therefore there are no securitized accounts receivable held by the third party conduits. Cash outflows for reduced drawings under the Program in the consolidated statements of cash flows for fiscal 2003 reflect the impact of a lower amount of accounts receivable being sold, on a revolving basis, into the third party conduits during that fiscal year.
      In August 2005, the Company amended the Program to, among other things, increase the maximum amount available for borrowing from $350,000,000 to $450,000,000. In addition, the amended Program now provides that financing under the Program no longer qualifies as off-balance sheet financing. As a result, the receivables and related debt obligation will remain on the Company’s consolidated balance sheet when amounts are drawn on the Program. The Program, as amended, has a one year term which expires in August 2006.
      At July 2, 2005, the Program agreement required the Company to maintain senior unsecured credit ratings above certain minimum ratings triggers in order to continue utilizing the Program in its current form. These minimum ratings triggers are Ba3 by Moody’s Investor Services or BB — by Standard & Poors. The minimum ratings triggers were eliminated in the amended agreement discussed above, and were replaced with minimum interest coverage and leverage ratios as defined in the Credit Facility (see Note 7).
      Expenses associated with the Program in effect at July 2, 2005 were as follows:

	Years Ended

	July 2,	July 3,	June 27,
	2005	2004	2003

	(Thousands)
Losses on sales of receivables and discount on retained interest, net of servicing revenues	$—	$52	$1,244
Program, facility and professional fees	2,999	2,358	1,864

Total	$2,999	$2,410	$3,108

      Losses on sales of receivables and discount on retained interest, net of related servicing revenues, were recorded in interest expense while the other costs associated with the Program were recorded in selling, general and administrative expenses in the accompanying consolidated statements of operations. To the extent there have been drawings under the Program, the Company has historically measured the fair value of its retained interests at the time of a securitization using a present value model incorporating two key assumptions: (1) a weighted average life of trade accounts receivable of 45 days and (2) a discount rate of 6.75% per annum.

AVNET, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

4.	Comprehensive income (loss)
      The following table illustrates the cumulative balances of comprehensive income (loss) items at July 2, 2005, July 3, 2004 and June 27, 2003:

	July 2,	July 3,	June 27,
	2005	2004	2003

	(Thousands)
Cumulative translation adjustments, net	$179,853	$188,678	$143,208
Cumulative minimum pension liability adjustments, net	(56,148)	(37,483)	(40,001)

Total	$123,705	$151,195	$103,207

5.     Property, plant and equipment, net
      Property, plant and equipment are recorded at cost and consist of the following:

	July 2,	July 3,
	2005	2004

	(Thousands)
Land	$4,008	$5,126
Buildings	69,758	76,098
Machinery, fixtures and equipment	482,165	480,613
Leasehold improvements	38,088	34,073

	594,019	595,910
Less — accumulated depreciation and amortization	436,591	408,571

	$157,428	$187,339

      Depreciation and amortization expense related to property, plant and equipment was $55,955,000, $58,644,000 and $80,338,000 in fiscal 2005, 2004 and 2003, respectively.

6.	Goodwill
      The following table presents the carrying amount of goodwill, by reportable segment, for the periods presented:

	Electronics	Technology
	Marketing	Solutions	Total

	(Thousands)
Carrying value at June 27, 2003	$601,236	$255,874	$857,110
Additions	35,652	—	35,652
Foreign currency translations	286	1,834	2,120

Carrying value at July 3, 2004	637,174	257,708	894,882
Additions	—	507	507
Foreign currency translations	(52)	(37)	(89)

Carrying value at July 2, 2005	$637,122	$258,178	$895,300

      Additions during fiscal 2005 related primarily to the acquisition of DNS Slovakia (see Note 2). Additions during fiscal 2004 related primarily to the contingent purchase price payment for Eurotronics B.V. and other prior year acquisitions as well as acquisitions of minority interests (see Note 2).

AVNET, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

7.	External financing
      Short-term debt consists of the following:

	July 2,	July 3,
	2005	2004

	(Thousands)
Bank credit facilities	$60,468	$70,096
4.5% Convertible Notes due September 1, 2004	—	2,956
7 7/8% Notes due February 15, 2005	—	86,633
Other debt due within one year	830	975

Short-term debt	$61,298	$160,660

      The bank credit facilities consist of various committed and uncommitted lines of credit with financial institutions utilized primarily to support the working capital requirements of foreign operations. The weighted average interest rates on the bank credit facilities at July 2, 2005 and July 3, 2004 were 4.0% and 2.5%, respectively.
      During fiscal 2005, the Company repaid the remaining $2,956,000 of the 4.5% Convertible Notes that matured on September 1, 2004 and repaid the remaining $86,633,000 of the 7 7/8% Notes that matured on February 15, 2005.
      Long-term debt consists of the following:

	July 2,	July 3,
	2005	2004

	(Thousands)
8.00% Notes due November 15, 2006	$400,000	$400,000
9 3/4% Notes due February 15, 2008	475,000	475,000
2% Convertible Senior Debentures due March 15, 2034	300,000	300,000
Other long-term debt	7,285	7,597

Subtotal	1,182,285	1,182,597
Fair value adjustment for hedged 8.00% and 9 3/4% Notes	910	13,563

Long-term debt	$1,183,195	$1,196,160

      During August 2005, the Company issued $250,000,000 of 6.00% Notes due September 1, 2015 (the “6% Notes”). The proceeds from the offering, net of discount and underwriting fees, were $246,483,000. Also during August 2005, the Company made a tender offer to repurchase up to $250,000,000 of the 8.00% Notes due November 15, 2006 (the “8% Notes”), at a price of $1,045 per $1,000 principal amount of Notes. The proceeds of the 6% Notes will be used to repurchase the 8% Notes which will be tendered on September 13, 2005.
      In August 2005, the Company amended the Program to, among other things, increase the maximum amount available for borrowing from $350,000,000 to $450,000,000. In addition, the amended Program now provides that financing under the Program no longer qualifies as off-balance sheet financing. As a result, the receivables and related debt obligation will remain on the Company’s consolidated balance sheet when amounts are drawn on the Program. The Program, as amended, has a one year term which expires in August 2006 (see Note 3).
      In March 2004, the Company issued $300,000,000 of 2% Convertible Senior Debentures due March 15, 2034 (the “Debentures”). The Debentures are convertible into Avnet common stock at a rate of

AVNET, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
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
      The Company has an unsecured, three-year $350,000,000 credit facility with a syndicate of banks (the “Credit Facility”), which expires in June 2007. The Company may select from various interest rate options, currencies and maturities under the Credit Facility. The Credit Facility contains certain covenants, all of which the Company was in compliance with as of July 2, 2005. There were no borrowings under the Credit Facility at July 2, 2005 or July 3, 2004.
      The Company has two interest rate swaps with a total notional amount of $400,000,000 in order to hedge the change in fair value of the 8% Notes related to fluctuations in interest rates. These contracts are classified as fair value hedges and mature in November 2006. The interest rate swaps modified the Company’s interest rate exposure by effectively converting the fixed rate on the 8% Notes to a floating rate (6.4% at July 2, 2005) based on three-month U.S. LIBOR plus a spread through their maturities. During August 2005, the Company terminated the interest rate swaps which hedged the 8% Notes due to the anticipated tender offer to repurchase $250,000,000 of the $400,000,000 8% Notes.
      The Company has three additional interest rate swaps with a total notional amount of $300,000,000 in order to hedge the change in fair value of the 9 3/4% Notes due February 15, 2008 (the “9 3/4% Notes”) related to fluctuations in interest rates. These hedges are also classified as fair value hedges and mature in February 2008. These interest rate swaps modify the Company’s interest rate exposure by effectively converting the fixed rate on the 9 3/4% Notes to a floating rate (9.7% at July 2, 2005) based on three-month U.S. LIBOR plus a spread through their maturities.
      The hedged fixed rate debt and the interest rate swaps are adjusted to current market values through interest expense in the accompanying consolidated statements of operations. The Company accounts for the hedges using the shortcut method as defined under Statement of Financial Accounting Standards No. 133, Accounting for Derivative Instruments and Hedging Activities, as amended by Statement of Financial Accounting Standards No. 138, Accounting for Certain Derivative Instruments and Hedging Activities. Due to the effectiveness of the hedges since inception, the market value adjustments for the hedged debt and the interest rate swaps directly offset one another. The fair value of the interest rate swaps at July 2, 2005 and July 3, 2004 was $910,000 and $13,563,000, respectively, and is included in other long-term assets in the accompanying consolidated balance sheets. Additionally, included in long-term debt is a comparable fair value adjustment increasing long-term debt by $910,000 and $13,563,000 at July 2, 2005 and July 3, 2004, respectively.

AVNET, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
      In February 2003, the Company used the proceeds of $465,313,000, net of underwriting fees, from the issuance in that month of the Company’s $475,000,000 of 9 3/4% Notes to redeem $159,141,000 of its 6.45% Notes due August 15, 2003 (the “6.45% Notes”) and $220,056,000 of its 8.20% Notes due October 17, 2003 (the “8.20% Notes). The excess proceeds after these early redemptions were held in an escrow account and used to repay the remaining principal on the 6.45% Notes and 8.20% Notes at their respective maturity dates plus interest due through their maturities. At June 27, 2003, the balance in this escrow account was $78,543,000. During the third quarter of fiscal 2003, the Company incurred debt extinguishment costs of $13,487,000 pre-tax, $8,152,000 after-tax and $0.07 per share on a diluted basis, related primarily to premiums and other transaction costs associated with the tender and early redemption of the 6.45% Notes and the 8.20% Notes.
      In June 2003, the Company had a multi-year credit facility with a syndicate of banks led by Bank of America that provided up to $350,000,000 in financing that was to mature on October 25, 2004. At June 27, 2003 and during fiscal 2004, there were no outstanding borrowings under this multi-year credit facility. Because the Company did not expect to draw on the facility prior to its October 2004 expiration, the Company terminated the facility in September 2003. The Company wrote-off the remaining unamortized deferred loan costs associated with this facility, which amounted to $4,514,000 as of the date the facility was terminated (see Note 17).
      The Company had total borrowing capacity of $700,000,000 at July 2, 2005 under the Credit Facility and the asset securitization program (see Note 3), against which $19,700,000 in letters of credit were issued under the Credit Facility as of July 2, 2005, resulting in $680,300,000 of net availability. Although these issued letters of credit are not actually drawn upon at July 2, 2005, they utilize borrowing capacity under the Credit Facility and are considered in the overall borrowing capacity noted above.
      Aggregate debt maturities for 2006 through 2010 and thereafter are as follows (in thousands):

2006	$61,298
2007	400,546
2008	475,859
2009	903
2010	886
Thereafter	304,091

Total debt	$1,243,583

      As a result of the Company’s August 2005 issuance of the 6% Notes and tender offer to purchase up to $250,000,000 of the 8% Notes, approximately $250,000,000 of the fiscal 2007 maturities noted in the table above have, subsequent to fiscal 2005, been replaced by approximately $250,000,000 of new debt maturing in fiscal 2016.
      At July 2, 2005, the fair value, generally based upon quoted market prices, of the 2% Convertible Senior Debentures due March 15, 2034 is $289,500,000. Additionally, the $175,000,000 of the 9 3/4% Notes that are not covered by the fair value hedge discussed above had a fair value of $196,000,000 at July 2, 2005.

AVNET, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

8.	Accrued expenses and other
      Accrued expenses and other consist of the following:

	July 2,	July 3,
	2005	2004

	(Thousands)
Payroll, commissions and related accruals	$144,856	$130,140
Income taxes	77,292	88,936
Other	137,359	165,554

	$359,507	$384,630

At July 2, 2005 and July 3, 2004, accruals for income tax contingencies of $52,387,000 and $84,009,000, respectively, are included in accrued income taxes. These contingency reserves relate to various tax matters and result from dealing with uncertainties in the application of complex tax regulations in the large number of global tax jurisdictions in which the Company operates. In accordance with Statement of Financial Accounting Standard No. 5, Accounting for Contingencies, the Company recognizes these tax liabilities based upon best estimates of whether, and the extent to which, additional taxes and interest may be due. These reserves are adjusted as facts and circumstances change. During fiscal 2005, a portion of the contingency reserve was reclassified to the valuation allowance (see Note 9) as it related to certain previously recorded deferred tax assets for which a reserve was and continues to be warranted. During fiscal 2005, the Company also reversed certain of its contingency reserves through the tax provision principally based upon favorable settlement of open IRS audit issues and as a result of indications, based on current facts and circumstances, that the Company’s potential liability is likely less than originally estimated.

9.	Income taxes
      The components of the provision for (benefit from) income taxes are indicated in the table below. The tax provision (benefit) for deferred income taxes results from temporary differences arising principally from inventory valuation, accounts receivable valuation, net operating losses, certain accruals and depreciation, net of any changes to the valuation allowance.

	Years Ended

	July 2,	July 3,	June 27,
	2005	2004	2003

	(Thousands)
Current:
Federal	$(9,791)	$861	$(60,425)
State and local	(1,272)	572	(7,855)
Foreign	18,849	26,883	13,385

Total current taxes	7,786	28,316	(54,895)

Deferred:
Federal	29,901	(8,835)	18,607
State and local	6,452	(1,720)	2,419
Foreign	27,381	7,740	580

Total deferred taxes	63,734	(2,815)	21,606

Provision for (benefit from) income taxes	$71,520	$25,501	$(33,289)

AVNET, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
      The provision for (benefit from) income taxes noted above is computed based upon the split of income (loss) before income taxes from U.S. and foreign operations. U.S. taxable income (loss) before income taxes was $85,439,000, $13,682,000 and ($78,485,000) and foreign taxable income (loss) before income taxes was $154,320,000, $84,716,000 and ($920,000) in fiscal 2005, 2004 and 2003, respectively.
      A reconciliation between the federal statutory tax rate and the effective tax rate is as follows:

	Years Ended

	July 2,	July 3,	June 27,
	2005	2004	2003

Federal statutory rate	35.0%	35.0%	(35.0)%
State and local income taxes, net of federal benefit	1.4	(1.1)	(4.5)
Impairment of investments in unconsolidated entities	—	—	0.7
Foreign tax rates, including impact of valuation allowances	(3.9)	(10.2)	(5.3)
Reversal of contingency reserves (Note 8)	(2.3)	—	—
Other non-deductible expenses	0.4	1.2	1.2
Other, net	(0.8)	1.0	1.0

Effective tax rate	29.8%	25.9%	(41.9)%

      Foreign tax rates generally consist of the impact of the difference between foreign and federal statutory rates applied to foreign income (losses) and also include the impact of valuation allowances placed against the Company’s otherwise realizable foreign loss carry-forwards. The Company reclassified certain contingency reserves to the valuation allowance in fiscal 2005 (see Note 8). The additional valuation allowances recorded during fiscal 2004 and 2003 are substantially offset by tax benefits related to certain foreign losses that are deductible in the United States. The Company determines its valuation allowance through an evaluation of relevant factors used to assess the likelihood of recoverability of the Company’s deferred tax assets.
      The significant components of deferred tax assets and liabilities, included primarily in other long-term assets on the consolidated balance sheets, are as follows:

	July 2,	July 3,
	2005	2004

	(Thousands)
Deferred tax assets:
Inventory valuation	$5,421	$12,060
Accounts receivable valuation	19,497	16,845
Federal, state and foreign tax loss carry-forwards	335,395	328,678
Various accrued liabilities and other	21,646	57,102

	381,959	414,685
Less — valuation allowance	(191,983)	(174,090)

	189,976	240,595
Deferred tax liabilities:
Depreciation and amortization of property, plant and equipment	9,081	7,544

Net deferred tax assets	$180,895	$233,051

      As of July 2, 2005, the Company had foreign net operating loss carryforwards of approximately $759,183,000, approximately $78,431,000 of which have expiration dates ranging from fiscal 2006 to 2021 and the remaining $680,752,000 of which have no expiration date. The Company also had U.S. federal net

AVNET, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
operating loss carryforwards of approximately $141,602,000 as of July 2, 2005, which have expiration dates ranging from fiscal 2023 to 2025.

10.	Pension and profit sharing plans

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
      Not included in the tabulations and discussions that follow are pension plans of certain non-U.S. subsidiaries, which are not material.
      The following tables outline changes in benefit obligations, plan assets and the funded status of the Plan as of the end of fiscal 2005 and 2004:

	July 2,	July 3,
	2005	2004

	(Thousands)
Changes in benefit obligations:
Benefit obligations at beginning of year	$222,808	$215,344
Service cost	13,365	14,295
Interest cost	14,059	12,990
Actuarial gain (loss)	28,605	(5,542)
Benefits paid	(13,199)	(14,279)

Benefit obligations at end of year	$265,638	$222,808

Change in plan assets:
Fair value of plan assets at beginning of year	$154,117	$132,764
Actual return on plan assets	15,174	14,984
Benefits paid	(13,199)	(14,279)
Contributions	13,331	20,648

Fair value of plan assets at end of year	$169,423	$154,117

Information on funded status of plan and the amount recognized:
Funded status of the plan	$(96,215)	$(68,691)
Unrecognized net actuarial loss	95,895	67,281
Unamortized prior service credit	(366)	(687)

Accrued pension cost recognized in the consolidated balance sheets	$(686)	$(2,097)

Pre-tax additional minimum pension liability recognized in comprehensive income	$(95,529)	$(66,594)

AVNET, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
      Weighted average assumptions used to calculate actuarial present values of benefit obligations are as follows:

	2005	2004

Discount rate	5.50%	6.50%
      Under the cash balance plan, service costs are based solely on current year salary levels; therefore, projected salary increases are not taken into account.
      Weighted average assumptions used to determine net benefit costs are as follows:

	2005	2004

Discount rate	6.50%	6.25%
Expected return on plan assets	9.00	9.00
      The Company bases its discount rate on a hypothetical portfolio of bonds rated Aa by Moody’s Investor Services or AA by Standard & Poors. The bonds selected for this determination are based upon the estimated amount and timing of payouts of the pension plan.
      Components of net periodic pension costs during the last three years are as follows:

	Years Ended

	July 2,	July 3,	June 27,
	2005	2004	2003

	(Thousands)
Service cost	$13,365	$14,295	$12,021
Interest cost	14,059	12,990	12,151
Expected return on plan assets	(16,527)	(16,389)	(16,524)
Recognized net actuarial loss	1,343	734	—
Amortization of prior service credit	(321)	(321)	(321)

Net periodic pension cost	$11,919	$11,309	$7,327

      The Company made a contribution to the Plan of $55,605,000 at the end of July 2005. In addition, the Company expects to make additional contributions of $3,033,000 during fiscal 2006. The Company may make additional voluntary contributions to the Plan during fiscal 2006.
      Benefit payments are expected to be paid to participants as follows for the next five fiscal years and the aggregate for the five years thereafter (in thousands):

2006	$15,994
2007	13,366
2008	13,885
2009	15,903
2010	19,058
2011 through 2015	115,218
      The Plan’s assets are held in trust and were allocated as follows as of the June 30 measurement date for fiscal 2005 and 2004:

	2005	2004

Equity securities	72%	59%
Debt securities	27	34
Other investments, primarily money market funds	1	7

AVNET, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
      The general investment objectives of the Plan are to maximize returns through a diversified investment portfolio in order to earn annualized returns that meet the long-term cost of funding the Plan’s pension obligations while maintaining reasonable and prudent levels of risk. The target rate of return on Plan assets is currently 9.0%, which represents the average rate of earnings expected on the funds invested or to be invested to provide for the benefits included in the benefit obligation. This assumption has been determined by combining expectations regarding future rates of return for the investment portfolio along with the historical and expected distribution of investments by asset class and the historical rates of return for each of those asset classes. The mix of equity securities is typically diversified to obtain a blend of domestic and international investments covering multiple industries. The Plan assets do not include any material investments in Avnet common stock. The Plan’s investments in debt securities are also diversified across both public and private fixed income portfolios. The Company’s current target allocation for the investment portfolio is for equity securities to represent approximately 70% of the portfolio with a policy for minimum investment in equity securities of 56% of the portfolio and a maximum of 88%. The majority of the remaining portfolio of investments is to be invested in fixed income securities.

401(k) Plan
      The Company has a 401(k) plan that covers substantially all domestic employees. Employees are eligible to participate in the 401(k) plan on the first month after completing 90 days of service. The expense, including matching contributions, relating to the 401(k) plan for fiscal 2005 and 2004 totaled $1,448,000 and $1,478,000, respectively. There was no expense associated with the 401(k) plan in fiscal 2003.

11.	Long-term leases
      The Company leases many of its operating facilities and is also committed under lease agreements for transportation and operating equipment. Rent expense charged to operations during the last three years is as follows:

	Years Ended

	July 2,	July 3,	June 27,
	2005	2004	2003

	(Thousands)
Buildings	$39,720	$41,043	$42,775
Equipment	5,240	5,462	5,589

	$44,960	$46,505	$48,364

      The aggregate future minimum operating lease commitments, principally for buildings, in 2006 through 2010 and thereafter (through 2013), are as follows (in thousands):

2006	$47,168
2007	38,099
2008	28,088
2009	20,278
2010	15,882
Thereafter	22,707

Total	$172,222

AVNET, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

12.	Stock-based compensation plans

Stock option plans
      In November 2003, the Company’s shareholders approved the 2003 Stock Compensation Plan (the “2003 Plan”) and in January 2004, the Company registered 6,000,000 shares for grant under the 2003 Plan. The entire 6,000,000 shares can be utilized to satisfy stock option exercises, including grants to non-employee directors, and no more than 2,000,000 of the shares can be utilized for restricted stock awards.
      The Company has five stock option plans with shares available for grant at July 2, 2005:

	Plan

	1995	1996	1997	1999	2003

Minimum exercise price as a percentage of fair market value at date of grant	85%	100%	85%	85%	85%
Plan termination date	August 31, 2005	December 31, 2006	November 19, 2007	November 21, 2009	September 18, 2013
Shares available for grant at July 2, 2005	387,540	133,393	29,500	124,951	4,936,000
      As applicable, the excess of the fair market value at the date of grant over the exercise price is considered deferred compensation, which is amortized and charged against income as it is earned. The maximum term of options granted under any of the plans is 10 years from the date of grant.
      The following is a summary of the changes in outstanding options for the three years ended July 2, 2005:

	2005		2004		2003

		Weighted		Weighted		Weighted
		Average		Average		Average
		Exercise		Exercise		Exercise
	Shares	Price	Shares	Price	Shares	Price

Outstanding at beginning of year	10,013,243	$20.87	10,614,722	$21.37	9,555,698	$23.13
Granted	1,006,800	17.56	1,808,300	18.30	1,798,700	12.84
Exercised	(242,233)	14.89	(888,276)	17.18	(58,524)	9.76
Canceled or expired	(822,609)	25.67	(1,521,503)	23.49	(681,152)	24.81

Outstanding at end of year	9,955,201	20.28	10,013,243	20.87	10,614,722	21.37

Exercisable at end of year	6,635,973	21.96	6,031,657	23.12	6,810,029	23.35

AVNET, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
      The following information relates to options outstanding at July 2, 2005:

	Options Outstanding			Options Exercisable

			Weighted
		Weighted	Average		Weighted
	Number of	Average	Remaining		Average
	Options	Exercise	Contractual	Number of	Exercise
Range of Exercise Prices	Outstanding	Price	Life	Options	Price

$15.00 and below	1,453,331	$12.83	82 Months	713,792	$12.80
15.00 to 20.00	4,733,566	17.82	81 Months	2,275,176	17.81
20.00 to 25.00	1,871,597	22.74	39 Months	1,789,222	22.76
25.00 to 30.00	1,262,693	27.86	64 Months	1,223,943	27.94
30.00 to 35.00	564,466	31.64	28 Months	564,292	31.64
35.00 and above	69,548	47.62	31 Months	69,548	47.62

	9,955,201	20.28	68 Months	6,635,973	21.96

Employee stock purchase plan
      In October 1995, the Company implemented the Avnet Employee Stock Purchase Plan (“ESPP”). Under the terms of the ESPP, eligible employees of the Company are offered options to purchase shares of Avnet common stock at a price equal to 85% of the fair market value on the first or last day, whichever is lower, of each monthly offering period. A total of 4,000,000 shares of Avnet common stock have been reserved for sale under the ESPP, including an additional 1,000,000 shares reserved for the ESPP in fiscal 2004. At July 2, 2005, employees had purchased 3,369,570 shares and 630,430 shares were still available for purchase under the ESPP.

Incentive stock
      The Company has an Incentive Stock Program wherein a total of 1,873,680 shares were still available for award at July 2, 2005 based upon operating achievements, inclusive of 2,000,000 shares made available for restricted stock awards under the 2003 Plan as discussed above. Delivery of incentive shares is spread equally over a five-year period and is subject to the employee’s continuance in the Company’s employ. As of July 2, 2005, 243,136 shares previously awarded have not yet been delivered. Compensation expense associated with this program was not material in fiscal 2005, 2004 and 2003.

Outside Director Stock Bonus Plan
      The Company has a program whereby non-employee directors are awarded shares equal to $20,000 of Avnet common stock upon their re-election each year, as part of their director compensation package. Directors may elect to receive this compensation in the form of common stock under the Outside Director Stock Bonus Plan or they may elect to defer their compensation to be paid in common stock at a later date. Shares under this plan are issued in January of each year and the number of shares is calculated by dividing $20,000 by the average of the high and low price of Avnet common stock on the first business day of January. As of July 2, 2005, 21,361 shares are reserved for issuance under this plan.

Other stock-based compensation information
      At July 2, 2005, there were 16,461,512 common shares reserved for stock options (including the ESPP) and incentive stock programs (including the director plan).

AVNET, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

13.	Contingent liabilities
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

14.	Earnings (loss) per share
      Basic earnings (loss) per share is computed based on the weighted average number of common shares outstanding and excludes any potential dilution. Diluted earnings (loss) per share reflect potential dilution from the exercise or conversion of securities into common stock.

	Years Ended

	July 2,	July 3,	June 27,
	2005	2004	2003

	(Thousands, except per share data)
Numerator:
Net income (loss) for basic earnings (loss) per share	$168,239	$72,897	$(46,116)
Interest on 4.5% Convertible Notes due September 1, 2004	—	100	—

Net income (loss) for diluted earnings (loss) per share	$168,239	$72,997	$(46,116)

Denominator:
Weighted average common shares for basic earnings (loss) per share	120,629	120,086	119,456
Net effect of dilutive stock options and restricted stock awards	840	1,113	—
Net effect of 4.5% Convertible Notes due September 1, 2004	—	53	—

Weighted average common shares for diluted earnings (loss) per share	121,469	121,252	119,456

Basic earnings (loss) per share	$1.39	$0.61	$(0.39)

Diluted earnings (loss) per share	$1.39	$0.60	$(0.39)

      The 4.5% convertible notes are excluded from the computation of loss per share in fiscal 2003 as the effects were antidilutive. Shares issuable upon conversion of the 2% Convertible Debentures are also excluded from the computation of earnings per share for fiscal 2005 and 2004 because, upon conversion, the Company will deliver cash in lieu of common stock as the Company made an irrevocable election in December 2004 to satisfy the principal portion of the Debentures, if converted, in cash (see Note 7).
      The effects of certain stock options and restricted stock awards are also excluded from the determination of the weighted average common shares for diluted earnings (loss) per share in each of the periods presented as the effects were antidilutive or the exercise price for the outstanding options exceeded the average market price for the Company’s common stock. Accordingly, in fiscal 2005 and 2004, the effects of approximately 3,805,000 and 4,276,000 shares, respectively, related to stock options are excluded from the computation above, all of which relate to options for which exercise prices were greater than the average market price of the Company’s common stock. In fiscal 2003, the effects of approximately 10,682,000 shares, related to stock options and restricted stock awards, are excluded from the computation above, of which approximately 10,467,000 related to options for which the exercise prices were greater than the average market price of the Company’s common stock (see Note 12 for options outstanding and weighted average exercise prices).

AVNET, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

15.	Additional cash flow information
      Other non-cash and reconciling items consist of the following:

	Years Ended

	July 2,	July 3,	June 27,
	2005	2004	2003

	(Thousands)
Provision for doubtful accounts	$33,248	$36,434	$46,664
Other, net — primarily net periodic pension cost (Note 10)	13,867	11,215	3,120

Total	$47,115	$47,649	$49,784

      In fiscal 2005 and 2003, the Company recognized through other comprehensive income (loss) additional minimum pension liabilities of $30,542,000 and $42,939,000, respectively, net of the related deferred tax benefit of $11,877,000 and $19,988,000, respectively. In fiscal 2004, the Company reversed through other comprehensive income (loss) a portion of the additional minimum pension liability amounting to $4,169,000 net of the related deferred taxes of $1,651,000. These are non-cash reconciling items. See Note 10 for discussion of the Company’s pension plan.
      Interest and income taxes paid (refunded) during the last three years were as follows:

	Years Ended

	July 2,	July 3,	June 27,
	2005	2004	2003

	(Thousands)
Interest	$85,242	$105,773	$95,306
Income taxes	19,083	(59,073)	(195,994)

16.	Segment information
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
      As a result of the formation of TS, Electronics Marketing (“EM”) and TS are the overall segments upon which management primarily evaluates the operations of the Company and upon which it based its operating decisions during fiscal 2004. Therefore, the segment data that follows reflects the two segments subsequent to the formation of TS. Data for fiscal 2003 has been restated to present segment data on a consistent basis with fiscal 2005 and 2004.
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

AVNET, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
computing technology, system integrators and non-PC OEMs that require embedded systems and solutions including engineering, product prototyping, integration and other value-added services.

	Years Ended

	July 2,	July 3,	June 27,
	2005	2004	2003

	(Millions)
Sales:
Electronics Marketing	$6,259.0	$5,892.4	$4,988.4
Technology Solutions	4,807.8	4,352.3	4,060.0

	$11,066.8	$10,244.7	$9,048.4

Operating income (loss):
Electronics Marketing	$233.1	$212.5	$101.9
Technology Solutions	147.7	98.9	56.2
Corporate	(59.5)	(53.6)	(38.6)

	321.3	257.8	119.5
Restructuring and Other Charges (Note 17)	—	(55.6)	(106.8)

	$321.3	$202.2	$12.7

Assets:
Electronics Marketing	$3,367.6	$3,489.0	$2,928.8
Technology Solutions	1,358.3	1,243.8	1,174.3
Corporate	372.3	130.9	396.5

	$5,098.2	$4,863.7	$4,499.6

Capital expenditures:
Electronics Marketing	$16.8	$12.6	$20.2
Technology Solutions	6.5	7.2	9.4
Corporate	8.0	8.8	4.6

	$31.3	$28.6	$34.2

Depreciation & amortization expense:
Electronics Marketing	$27.8	$27.8	$44.3
Technology Solutions	10.2	11.9	16.9
Corporate	23.7	24.8	27.6

	$61.7	$64.5	$88.8

Sales, by geographic area, are as follows:
Americas(1)	$5,804.9	$5,409.6	$5,028.7
EMEA(2)	3,669.8	3,380.2	2,997.1
Asia/ Pacific	1,592.1	1,454.9	1,022.6

	$11,066.8	$10,244.7	$9,048.4

AVNET, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

	Years Ended

	July 2,	July 3,	June 27,
	2005	2004	2003

	(Millions)
Property, Plant and Equipment, net, by geographic area:
Americas(3)	$95.7	$122.1	$167.2
EMEA(4)	52.7	56.1	71.8
Asia/ Pacific	9.0	9.1	11.4

	$157.4	$187.3	$250.4

(1)	Included in sales for fiscal years 2005, 2004 and 2003 for the Americas region are $5.2 billion, $4.9 billion and $4.6 billion, respectively, of sales related to the United States.

(2)	Included in sales for fiscal years 2005, 2004 and 2003 for the EMEA region are $2.1 billion, $2.4 billion, and $2.2 billion, respectively, of sales related to Germany.

(3)	Property, plant and equipment, net, for the Americas region as of the end of fiscal 2005, 2004 and 2003 includes $94.6 million, $121.1 million and $165.7 million, respectively, related to the United States.

(4)	Property, plant and equipment, net, for the EMEA region as of fiscal 2005, 2004 and 2003 includes $28.5 million, $31.4 million, and $33.1 million, respectively, related to Germany and $14.2 million, $15.5 million and $26.0 million, respectively, related to Belgium.
      The Company manages its business based upon the operating results of its two operating groups before restructuring and other charges (see Note 17). In fiscal 2004 and 2003 presented above, approximate unallocated pre-tax restructuring and other charges related to EM and TS, respectively, were: $19,446,000 and $29,920,000 in fiscal 2004 and $84,238,000 and $21,315,000 in fiscal 2003. The remaining restructuring and other charges in each year relate to corporate activities.

AVNET, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

17.	Restructuring and other charges
      During fiscal 2004 and 2003, the Company recorded a number of restructuring and integration charges which generally related either to the reorganization of operations in each of the three major regions of the world in which the Company operates, generally taken in response to business conditions at the time of the charge and as part of the efforts of the Company to return to the profitability levels enjoyed by the business prior to the industry and economic downturn that commenced in fiscal 2001. The following table summarizes these charges for the past three years, including activity in the related accrued liability and reserve accounts subsequent to initially recording the charge:

	Severance	Facility	IT-Related
	Costs	Exit Costs	Costs	Other	Total

Balance at June 28, 2002	$6,770	$21,027	$—	$2,912	$30,709
2003 activity	27,476	38,132	47,762	—	113,370
Amounts utilized	(28,882)	(24,891)	(46,199)	(1,320)	(101,292)
Adjustments	(462)	(2,761)	(850)	(945)	(5,018)
Other, principally foreign currency translation	2,332	5,401	29	—	7,762

Balance at June 27, 2003	7,234	36,908	742	647	45,531
2004 activity	14,691	15,643	19,759	5,525	55,618
Amounts utilized	(18,235)	(32,411)	(19,351)	(5,624)	(75,621)
Adjustments	(1,043)	1,164	(210)	—	(89)
Other, principally foreign currency translation	381	1,041	(68)	—	1,354

Balance at July 3, 2004	3,028	22,345	872	548	26,793
Amounts utilized	(1,285)	(11,161)	(722)	(207)	(13,375)
Adjustments	(350)	(952)	(18)	—	(1,320)
Other, principally foreign currency translation	26	245	(21)	10	260

Balance at July 2, 2005	$1,419	$10,477	$111	$351	$12,358

      Total amounts utilized in fiscal 2005, 2004 and 2003 consist of cash payments of $13,375,000, $44,212,000 and $45,948,000, respectively and non-cash write-downs of $31,409,000 and $55,344,000, in fiscal 2004 and 2003, respectively.
      As part of management’s ongoing analysis of its restructuring reserves, the Company recorded certain adjustments to reserves totaling $1,320,000 during fiscal 2005, which were recorded through selling, general and administrative expenses. The adjustments related primarily to the reversal of certain excess legal expense reserves associated with finalization of termination payments and reversal of excess severance reserves offset in part by additional severance costs recorded based upon revised estimates of required payouts. The Company also reduced certain lease reserves due to modification to sublease and termination assumptions based upon ongoing market conditions.
      During the first and second quarters of fiscal 2004, the Company executed certain restructuring and cost cutting initiatives in order to improve profitability. These actions can generally be broken into three categories: (1) the combination of the CM and AC operating groups into one computer products and services business (see Note 16); (2) the reorganization of the Company’s global IT resources, which had previously been administered generally on a separate basis within each of the Company’s operating groups; and (3) various other reductions within EM and certain centralized support functions.

AVNET, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
      Restructuring and other charges incurred during the first quarter of fiscal 2004 totaled $32,153,000 pre-tax and $22,186,000 after-tax, or $0.18 per share on a diluted basis. The pre-tax charge consisted of severance costs ($9,393,000), charges related to consolidation of selected facilities ($10,848,000), write-downs of certain capitalized IT-related initiatives ($6,909,000) and other items, consisting primarily of the write-off of the remaining unamortized deferred loan costs associated with the Company’s multi-year credit facility terminated in September 2003 as discussed in Note 7 ($5,003,000).
      Severance charges related to workforce reductions of approximately 400 personnel completed during the first quarter of fiscal 2004, primarily in executive, support and other non-customer facing functions in the Americas and EMEA regions. Management also identified a number of facilities for consolidation primarily in the Americas and EMEA regions. These facilities generally related to certain logistics and warehousing operations as well as certain administrative facilities across both operating groups and at the corporate level. The charges related to reserves for remaining non-cancelable lease obligations and write-downs to fair market value of owned assets located in these facilities that have been vacated. Management also evaluated and elected to discontinue a number of IT-related initiatives similar to the decisions reached in the second quarter of fiscal 2004 as discussed below. These charges related to the write-off of capitalized hardware and software.
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
      Charges related to severance costs and the consolidation of selected facilities were taken in response to the business environment. During the second quarter of fiscal 2003, management identified a number of facilities in each of the Company’s operating groups and its corporate functions, which covered each of the Company’s geographic regions, to be consolidated into other facilities. The facilities were identified in an effort to combine certain logistics and administrative operations wherever possible and eliminate what would otherwise be duplicative costs. The charges related to reserves for remaining non-cancelable lease obligations, write-downs of the carrying value of certain owned facilities to market value and write-downs to fair market value of owned assets located in these leased and owned facilities that were vacated. Additionally, workforce reductions at these and other facilities worldwide resulted in the termination of approximately 750 personnel. The impacted personnel were primarily in non-customer facing positions. The IT-related charges resulted from management’s decision during the second quarter of fiscal 2003 to discontinue a number of IT-related initiatives that represented insufficient benefit to the Company if they were kept in service or continued to be developed. These charges included the write-off of capitalized hardware, software and software licenses.
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
      In all periods, to the extent owned facilities, equipment or IT-related assets were written down as part of these charges, the write-downs were to estimated fair value based upon management’s estimates of asset value from historical experience and/or analyses of comparable facilities or assets. Particularly in the case of IT-related initiatives, many of the assets were written off entirely as there is no potential to sell the related assets or otherwise realize value of the assets in the business. In such cases, the assets have generally been disposed of by the Company.
      As of July 2, 2005, the Company’s remaining reserves for restructuring and other related activities totaled $12,358,000. Of this balance, $1,419,000, relates to remaining severance reserves the majority of which the Company expects to utilize during fiscal 2006. Reserves for $10,477,000 relate to reserves for contractual lease commitments (shown as Facility Exit Costs in the table at the beginning of this Note), substantially all of which the Company expects to utilize by the end of fiscal 2007. The IT-related and other reserves, which total

AVNET, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
$462,000, relate primarily to remaining contractual commitments, the majority of which the Company expects to utilize in the first half of fiscal 2006.

18.	Summary of quarterly results (unaudited):

	First		Second		Third		Fourth
	Quarter		Quarter		Quarter		Quarter	Year

	(Millions, except per share amounts)
2005
Sales	$2,600.0		$2,883.2		$2,758.2		$2,825.4	$11,066.8
Gross profit	349.6		373.9		364.6		370.9	1,459.0
Net income	36.3		43.5		41.1		47.3	168.2
Diluted earnings per share	0.30		0.36		0.34		0.39	1.39
2004
Sales	$2,407.7		$2,554.4		$2,639.6		$2,643.0	$10,244.7
Gross profit	309.1		329.2		358.6		368.0	1,364.9
Net income (loss)	(11.4	)(a)	8.9	(b)	26.7	(c)	48.7	72.9	(a)(b)(c)
Diluted earnings (loss) per share	(0.09	)(a)	0.07	(b)	0.22	(c)	0.40	0.60	(a)(b)(c)

(a)	Includes the impact of restructuring and other charges recorded in connection with cost cutting initiatives and the combination of the Computer Marketing (“CM”) and Applied Computing (“AC”) operating groups into one operating group now called Technology Solutions (“TS”). The charges amounted to $32.2 million pre-tax (all of which was included as part of operating expenses), $22.2 million after-tax and $0.18 per share on a diluted basis for the first quarter and fiscal year 2004. See Note 17.

(b)	Includes the impact of additional restructuring and other charges recorded in connection with cost cutting initiatives and the combination of CM and AC. The charges amounted to $23.4 million pre-tax (all of which was included as part of operating expenses), $16.4 million after-tax and $0.14 per share on a diluted basis for the second quarter and fiscal year 2004. See Note 17.

(c)	Includes the impact of debt extinguishment costs associated with the Company’s cash tender offer completed during the third quarter for $273.4 million of the 7 7/8% Notes due February 15, 2005. These charges amounted to $16.4 million pre-tax, $14.2 million after-tax and $0.12 per share on a diluted basis for the third quarter and fiscal year 2004. See Note 7.

SCHEDULE II
AVNET, INC. AND SUBSIDIARIES
VALUATION AND QUALIFYING ACCOUNTS
Years Ended July 2, 2005, July 3, 2004 and June 27, 2003

Column A	Column B	Column C			Column D		Column E

		Additions

	Balance at	Charged to	Charged to				Balance at
	Beginning of	Costs and	Other Accounts-		Deductions-		End of
Description	Period	Expenses	Describe		Describe		Period

	(Thousands)
Fiscal 2005
Allowance for doubtful accounts	$78,410	$33,248	$—		$26,579	(a)	$85,079
Valuation allowance on foreign tax loss carryforwards (Note 9)	174,090	5,444	22,369	(b)	(9,920	)(c)	191,983
Fiscal 2004
Allowance for doubtful accounts	84,042	36,434	—		42,066	(a)	78,410
Valuation allowance on foreign tax loss carryforwards (Note 9)	148,382	25,708	—		—		174,090
Fiscal 2003
Allowance for doubtful accounts	99,073	46,664	—		61,695	(a)	84,042
Valuation allowance on foreign tax loss carryforwards (Note 9)	120,671	27,711	—		—		148,382

(a)	Uncollectible accounts written off.

(b)	Reclassification of contingency reserves to valuation allowance (see Note 8)

(c)	Write-off of certain unrealizable tax loss carryforwards against the previously established valuation allowance.

INDEX TO EXHIBITS

Exhibit
Number	Exhibit

3.1	Restated Certificate of Incorporation of the Company (incorporated herein by reference to the Company’s Current Report on Form 8-K dated February 12, 2001, Exhibit 3(i).

3.2	By-laws of the Company, effective November 6, 2003 (incorporated herein by reference to the Company’s Quarterly Report on Form 10-Q dated November 14, 2003 Exhibit 3).

4.1	Indenture dated as of October 1, 2000, between the Company and Bank One Trust Company, N.A., as Trustee, providing for the issuance of Debt Securities in one or more series. (incorporated herein by reference to the Company’s Current Report on Form 8-K dated October 12, 2000, Exhibit 4.1).

4.2	Officers’ Certificate dated February 4, 2003, providing for the Notes, including(a) the form of the Notes, and(b) the Pricing Agreement. (incorporated herein by reference to the Company’s Current Report on Form 8-K dated January 31, 2003, Exhibit 4.2).

4.3	Indenture dated as of March 5, 2004, by and between the Company and JP Morgan Trust Company, National Association. (incorporated herein by reference to the Company’s Current Report on Form 8-K dated March 8, 2004, Exhibit 4.1).

4.4	Officers’ Certificate dated March 5, 2004, establishing the terms of the 2% Convertible Senior Debentures due 2034. (incorporated herein by reference to the Company’s Current Report on Form 8-K dated March 8, 2004, Exhibit 4.2).

4.5	Officers’ Certificate dated August 19, 2005, establishing the terms of the 6.00% Notes due 2015. (incorporated herein by reference to the Company’s Current Report on Form 8-K dated August 19, 2005, Exhibit 4.2).

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

Executive Compensation Plans and Arrangements

10.1	Employment Agreement dated June 29, 1998 between the Company and David R. Birk (incorporated herein by reference to the Company’s Current Report on Form 8-K dated September 18, 1998, Exhibit 99.3).

10.2	Employment Agreement dated June 29, 1998 between the Company and Raymond Sadowski (incorporated herein by reference to the Company’s Current Report on Form 8-K dated September 18, 1998, Exhibit 99.4).

10.3	Employment Agreement dated April 1, 2000 between the Company and Andrew S. Bryant (incorporated herein by reference to the Company’s Current Report on Form 8-K dated May 14, 2001, Exhibit 99C).

10.4	Employment Agreement dated May 1, 2000 between the Company and Richard Hamada (incorporated herein by reference to the Company’s Current Report on Form 8-K dated September 26, 2002, Exhibit 10B).

10.5	Employment Agreement dated July 1, 2002 between the Company and Edward B. Kamins (incorporated herein by reference to the Company’s Current Report on Form 8-K dated September 26, 2002, Exhibit 10C).

10.6	Employment Agreement dated June 29, 2002 between the Company and Roy Vallee (incorporated herein by reference to the Company’s Current Report on Form 8-K dated September 26, 2002, Exhibit 10D).

10.7	Change of Control Agreement dated as of March 1, 2001 between the Company and David R. Birk (incorporated herein by reference to the Company’s Current Report on Form 8-K dated May 14, 2001, Exhibit 99D).

10.8	Change of Control Agreement dated as of March 1, 2001 between the Company and Ray Sadowski (incorporated herein by reference to the Company’s Current Report on Form 8-K dated May 14, 2001, Exhibit 99H).

Exhibit
Number	Exhibit

10.9	Change of Control Agreement dated September 22, 2003 between the Company and Richard Hamada (incorporated herein by reference to the Company’s Quarterly Report on Form 10-Q dated November 14, 2003, Exhibit 10).

10.10	Avnet 1988 Stock Option Plan (incorporated herein by reference to the Company’s Registration Statement on Form S-8, Registration No. 33-29475, Exhibit 4-B).

10.11	Avnet 1990 Stock Option Plan (incorporated herein by reference to the Company’s Annual Report on Form 10-K for the fiscal year ended June 30, 1992, Exhibit 10E).

10.12	Avnet 1995 Stock Option Plan (incorporated herein by reference to the Company’s Current Report on Form 8-K dated February 12, 1996, Exhibit 10).

10.13	Avnet 1996 Incentive Stock Option Plan (incorporated herein by reference to the Company’s Registration Statement on Form S-8, Registration No. 333-17271, Exhibit 99).

10.14	Amended and Restated Avnet 1997 Stock Option Plan (incorporated herein by reference to the Company’s Current Report on Form 8-K dated May 6, 1999, Exhibit 10).

10.15	1994 Avnet Incentive Stock Program (incorporated herein by reference to the Company’s Registration Statement on Form S-8, Registration No. 333-00129, Exhibit 99).

10.16	Stock Bonus Plan for Outside Directors (incorporated herein by reference to the Company’s Current Report on Form 8-K dated September 23, 1997, Exhibit 99.2).

10.17	Amendment to Stock Bonus Plan for Outside Directors dated November 8, 2002. Directors (incorporated herein by reference to the Company’s Current Report on Form 8-K dated September 15, 2003 Exhibit 10G).

10.18	Retirement Plan for Outside Directors of Avnet, Inc., effective July 1, 1993 (incorporated herein by reference to the Company’s Annual Report on Form 10-K for the fiscal year ended June 30, 1992, Exhibit 10i).

10.19	Amended and Restated Avnet, Inc. Deferred Compensation Plan for Outside Directors (incorporated herein by reference to the Company’s Registration Statement on Form S-8, Registration No. 333-112062, Exhibit 10.1).

10.20	Avnet 1999 Stock Option Plan (incorporated by reference to the Company’s Registration Statement on Form S-8, Registration No. 333-55806, Exhibit 99).

10.21	Avnet, Inc. Executive Incentive Plan (incorporated herein by reference to the Company’s Proxy Statement dated October 7, 2002).

10.22	Amended and Restated Employee Stock Purchase Plan (incorporated herein by reference to the Company’s Proxy Statement dated October 1, 2003).

10.23	Avnet, Inc. 2003 Stock Compensation Plan (incorporated by reference to the Company’s Registration Statement on Form S-8, Registration No. 333-112057, Exhibit 10.1).

10.24	Avnet Deferred Compensation Plan (incorporated by reference to the Company’s Current Report on Form 8-K dated May 18, 2005, Exhibit 99.1).

10.25	Change of Control Agreement dated as of March 1, 2001 between the Company and Harley Feldberg (incorporated herein by reference to the Company’s Current Report on Form 8-K dated September 8, 2004, Exhibit 10.1).

10.26	Form of Indemnity Agreement. The Company enters into this form of agreement with each of its directors and officers. (incorporated herein by reference to the Company’s Current Report on Form 8-K dated September 8, 2004, Exhibit 10.2).

10.27	Avnet, Inc. 2003 Stock Compensation Plan — form stock option agreements (incorporated by reference to the Company’s Current Report on Form 8-K dated September 8, 2004, Exhibit 10.3). (a) Nonqualified stock option agreement (b) Incentive stock option agreement

10.28	Form option agreements for stock option plans (incorporated by reference to the Company’s Current Report on Form 8-K dated September 8, 2004, Exhibit 10.4). (a) Non-Qualified stock option agreement for 1999 Stock Option Plan (b) Incentive stock option agreement for 1999 Stock Option Plan (c) Incentive stock option agreement for 1996 Stock Option Plan (d) Non-Qualified stock option agreement for 1995 Stock Option Plan.

Exhibit
Number	Exhibit

Bank Agreements
10.29	Securitization Program
(a) Receivables Sale Agreement, dated as of June 28, 2001 between Avnet, Inc., as Originator and Avnet Receivables Corporation as Buyer (incorporated herein by reference to the Company’s Current Report on Form 8-K dated September 26, 2002, Exhibit 10J).

(b) Amendment No. 1, dated as of February 6, 2002, to Receivables Sale Agreement in 10.29(a) above (incorporated herein by reference to the Company’s Current Report on Form 8-K dated September 26, 2002, Exhibit 10K).

(c) Amendment No. 2, dated as of June 26, 2002, to Receivables Sale Agreement in 10.29(a) above (incorporated herein by reference to the Company’s Current Report on Form 8-K dated September 26, 2002, Exhibit 10L).

(d) Amendment No. 3, dated as of November 25, 2002, to Receivables Sale Agreement in 10.29(a) above (incorporated herein by reference to the Company’s Current Report on Form 8-K dated December 17, 2002, Exhibit 10B).

(e) Amendment No. 4, dated as of December 12, 2002, to Receivables Sale Agreement in 10.29(a) above (incorporated herein by reference to the Company’s Current Report on Form 8-K dated December 17, 2002, Exhibit 10E).

(f) Amendment No. 5, dated as of August 15, 2003, to Receivables Sale Agreement in 10.29(a) above (incorporated herein by reference to the Company’s Current Report on Form 8-K dated September 15, 2003, Exhibit 10C).

(g) Amendment No. 6, dated as of August 3, 2005, to Receivables Sale Agreement in 10.29(a) above (incorporated herein by reference to the Company’s Current Report on Form 8-K dated September 13, 2005, Exhibit 10.1).

(h) Amended and Restated Receivables Purchase Agreement dated as of February 6, 2002 among Avnet Receivables Corporation, as Seller, Avnet, Inc., as Servicer, the Companies, as defined therein, the Financial Institutions, as defined therein, and Bank One, NA (Main Office Chicago) as Agent (incorporated herein by reference to the Company’s Current Report on Form 8-K dated September 26, 2002, Exhibit 10M).*

(i) Amendment No. 1, dated as of June 26, 2002, to the Amended and Restated Receivables Purchase Agreement in 10.29(h) above (incorporated herein by reference to the Company’s Current Report on Form 8-K dated September 26, 2002, Exhibit 10N).

(j) Amendment No. 2, dated as of November 25, 2002, to the Amended and Restated Receivables Purchase Agreement in 10.29(h) above (incorporated herein by reference to the Company’s Current Report on Form 8-K dated December 17, 2002, Exhibit 10A).

(k) Amendment No. 3, dated as of December 9, 2002, to the Amended and Restated Receivables Purchase Agreement in 10.29(h) above (incorporated herein by reference to the Company’s Current Report on Form 8-K dated December 17, 2002, Exhibit 10C).

(l) Amendment No. 4, dated as of December 12, 2002, to the Amended and Restated Receivables Purchase Agreement in 10.29(h) above (incorporated herein by reference to the Company’s Current Report on Form 8-K dated December 17, 2002, Exhibit 10D).

(m) Amendment No. 5, dated as of June 23, 2003, to the Amended and Restated Receivables Purchase Agreement in 10.29(h) above (incorporated herein by reference to the Company’s Current Report on Form 8-K dated September 15, 2003, Exhibit 10D).

(n) Amendment No. 6, dated as of August 15, 2003, to the Amended and Restated Receivables Purchase Agreement in 10.29(h) above (incorporated herein by reference to the Company’s Current Report on Form 8-K dated September 15, 2003, Exhibit 10E).

(o) Amendment No. 7, dated as of August 3, 2005, to the Amended and Restated Receivables Purchase Agreement in 10.29(h) above (incorporated herein by reference to the Company’s Current Report on Form 8-K dated September 13, 2005, Exhibit 10.2).

Exhibit
Number		Exhibit

10.30		Credit Agreement, dated June 7, 2004, by and among Avnet, Inc. and Avnet Logistics U.S., L.P., as Borrowers, the Lenders party thereto, and Bank of America, N.A. as Administrative Agent, Swing Line Lender and L/ C Issuer. (incorporated herein by reference to the Company’s Current Report on Form 8-K dated June 8, 2004, Exhibit 99).

Other Agreements

10.31		Securities Acquisition Agreement, dated April 26, 2005, by and among Avnet, Inc. and the sellers named therein and Memec Group Holdings Limited. (incorporated herein by reference to the Company’s Current Report on Form 8-K dated April 26, 2005, Exhibit 2.1).

21	.	List of subsidiaries of the Company as of July 2, 2005 (incorporated herein by reference to the Company’s Current Report on Form 8-K dated September 13, 2005, Exhibit 21).

23	.1**	Consent of KPMG LLP.

31	.1**	Certification by Roy Vallee, Chief Executive Officer, under Section 302 of the Sarbanes-Oxley Act of 2002.

31	.2**	Certification by Raymond Sadowski, Chief Financial Officer, under Section 302 of the Sarbanes-Oxley Act of 2002.

32	.1***	Certification by Roy Vallee, Chief Executive Officer, under Section 906 of the Sarbanes-Oxley Act of 2002.

32	.2***	Certification by Raymond Sadowski, Chief Financial Officer, under Section 906 of the Sarbanes-Oxley Act of 2002.

*	This Exhibit does not include the Exhibits and Schedules thereto as listed in its table of contents. The Company undertakes to furnish any such Exhibits and Schedules to the Securities and Exchange Commission upon its request.

**	Filed herewith.

***	Furnished herewith.