Form 10-Q
period 2005-10-01
AVNET INC
filed 2005-11-09
CIK 8858

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended October 1, 2005

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

The total number of shares outstanding of the registrant’s Common Stock (net of treasury shares) as of October 28, 2005 — 145,915,837 shares.

AVNET, INC. AND SUBSIDIARIES

FORWARD-LOOKING STATEMENTS
      This Report contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended and Section 21E of the Securities Exchange Act of 1934, as amended, with respect to the financial condition, results of operations and business of Avnet, Inc. and subsidiaries (“Avnet” or the “Company”). You can find many of these statements by looking for words like “believes,” “expects,” “anticipates,” “should,” “will,” “may,” “estimates” or similar expressions in this Report or in documents incorporated by reference in this Report.
      These forward-looking statements are subject to numerous assumptions, risks and uncertainties. Factors that may cause actual results to differ materially from those contemplated by the forward-looking statements include, but are not limited to, the following:

•	A technology industry down-cycle, particularly in the semiconductor sector, would adversely affect Avnet’s expected operating results.

•	Competitive margin pressures among distributors of electronic components and computer products may increase significantly through increased competition for existing customers or otherwise.

•	General economic or business conditions, domestic and foreign, may be less favorable than management expected, resulting in lower sales and profitability which can, in turn, impact the Company’s credit ratings, debt covenant compliance and liquidity, as well as the Company’s ability to maintain existing unsecured financing or to obtain new financing.

•	Avnet may be adversely affected by the allocation of products by suppliers.

•	Avnet’s ability to successfully integrate the Memec acquisition may impact Avnet’s ability to achieve the desired synergy savings and expected profitability in the combined business.

•	Legislative or regulatory changes may adversely affect the businesses in which Avnet is engaged.

•	Adverse changes may occur in the securities markets.

•	Changes in interest rates and currency fluctuations may impact Avnet’s profit margins.
      Although management believes that the plans and expectations reflected in or suggested by these forward-looking statements are reasonable, management cannot assure you that the Company will achieve or realize these plans and expectations. Because forward-looking statements are subject to risks and uncertainties, actual results may differ materially from those expressed or implied by them. Management cautions you not to place undue reliance on these statements, which speak only as of the date of this Report.
      Avnet does not undertake any obligation to update any forward-looking statements, whether as a result of new information, future events or otherwise.

PART I
FINANCIAL INFORMATION

Item 1.	Financial Statements
AVNET, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(Unaudited)

	October 1,	July 2,
	2005	2005

	(Thousands, except
	share amounts)
ASSETS
Current assets:
Cash and cash equivalents	$204,666	$637,867
Receivables, less allowances of $90,454 and $85,079, respectively	2,269,232	1,888,627
Inventories	1,570,170	1,224,698
Other	70,368	31,775

Total current assets	4,114,436	3,782,967
Property, plant and equipment, net	174,086	157,428
Goodwill (Notes 4 and 5)	1,345,841	895,300
Other assets	275,023	262,520

Total assets	$5,909,386	$5,098,215

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Borrowings due within one year (Note 6)	$101,285	$61,298
Accounts payable	1,558,240	1,296,713
Accrued expenses and other	468,502	359,507

Total current liabilities	2,128,027	1,717,518
Long-term debt, less due within one year (Note 6)	1,168,652	1,183,195
Other long-term liabilities	53,001	100,469

Total liabilities	3,349,680	3,001,182

Commitments and contingencies (Note 7)
Shareholders’ equity (Notes 9 and 10):
Common stock $1.00 par; authorized 300,000,000 shares; issued 145,892,000 shares and 120,771,000 shares, respectively	145,892	120,771
Additional paid-in capital	988,218	569,638
Retained earnings	1,307,925	1,283,028
Cumulative other comprehensive income (Note 9)	117,820	123,705
Treasury stock at cost, 6,319 shares and 5,231 shares, respectively	(149)	(109)

Total shareholders’ equity	2,559,706	2,097,033

Total liabilities and shareholders’ equity	$5,909,386	$5,098,215

See notes to consolidated financial statements.

AVNET, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

	First Quarters Ended

	October 1,	October 2,
	2005	2004

	(Thousands, except
	per share data)
Sales	$3,268,265	$2,600,001
Cost of sales	2,845,032	2,250,391

Gross profit	423,233	349,610
Selling, general and administrative expenses	338,770	276,539
Restructuring charges (Note 13)	7,324	—
Integration costs (Note 13)	6,462	—

Operating income	70,677	73,071
Other income, net	1,877	273
Interest expense	(23,729)	(20,871)
Debt extinguishment costs (Note 6)	(11,665)	—

Income before income taxes	37,160	52,473
Income tax provision	12,263	16,142

Net income	$24,897	$36,331

Net earnings per share (Note 10):
Basic	$0.17	$0.30

Diluted	$0.17	$0.30

Shares used to compute earnings per share (Note 10):
Basic	144,769	120,523

Diluted	146,951	121,280

See notes to consolidated financial statements.

AVNET, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	First Quarters Ended

	October 1,	October 2,
	2005	2004

	(Thousands)
Cash flows from operating activities:
Net income	$24,897	$36,331
Non-cash and other reconciling items:
Depreciation and amortization	16,742	15,089
Deferred income taxes	(572)	9,383
Non-cash restructuring charges (Note 13)	2,359	—
Other, net (Note 11)	15,329	9,409
Changes in (net of effects from business acquisitions):
Receivables	(21,202)	32,706
Inventories	(88,603)	(71,086)
Accounts payable	(11,849)	(21,425)
Accrued expenses and other, net	(86,359)	(17,650)

Net cash flows used for operating activities	(149,258)	(7,243)

Cash flows from financing activities:
Issuance of notes in public offering, net of issuance costs (Note 6)	246,483	—
Repayment of notes (Note 6)	(254,095)	(2,956)
Proceeds from (repayments of) bank debt, net (Note 6)	14,064	(38,095)
Repayments of other debt, net (Note 6)	(578)	(89)
Other, net (Note 11)	22,069	(151)

Net cash flows provided from (used for) financing activities	27,943	(41,291)

Cash flows from investing activities:
Purchases of property, plant and equipment	(13,149)	(6,246)
Cash proceeds from sales of property, plant and equipment	292	459
Acquisition of operations, net (Note 4)	(297,990)	(1,045)

Net cash flows used for investing activities	(310,847)	(6,832)

Effect of exchange rate changes on cash and cash equivalents	(1,039)	3,165

Cash and cash equivalents:
— decrease	(433,201)	(52,201)
— at beginning of period	637,867	312,667

— at end of period	$204,666	$260,466

Additional cash flow information (Note 11)
See notes to consolidated financial statements.

AVNET, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
1.     In the opinion of management, the accompanying unaudited interim consolidated financial statements contain all adjustments necessary, all of which are of a normal recurring nature, except for the acquisition and purchase price allocation adjustments discussed in Note 4, the debt extinguishment costs discussed in Note 6 and the restructuring and integration charges discussed in Note 13, to present fairly the Company’s financial position, results of operations and cash flows. For further information, refer to the consolidated financial statements and accompanying notes included in the Company’s Annual Report on Form 10-K for the fiscal year ended July 2, 2005.
2.     The results of operations for the first quarter ended October 1, 2005 are not necessarily indicative of the results to be expected for the full year.

3.	Stock-based compensation
      Effective in the first quarter of fiscal 2006, the Company adopted Statement of Financial Accounting Standards No. 123 (revised 2004), Share-Based Payments (“SFAS 123R”) which revises SFAS No. 123, Accounting for Stock-Based Compensation and supersedes APB Opinion No. 25, Accounting for Stock Issued to Employees. SFAS 123R requires all share-based payments to employees, including grants of employee stock options, be measured at fair value and expensed in the consolidated statement of operations over the service period (generally the vesting period). Upon adoption, the Company transitioned to SFAS 123R using the modified prospective application, whereby compensation cost is only recognized in the consolidated statements of operations beginning with the first period that SFAS 123R is effective and thereafter, with prior periods’ stock-based compensation for option and employee stock purchase plan activity still presented on a pro forma basis. The Company continues to use the Black-Scholes option valuation model to value stock options. As a result of the adoption of SFAS 123R, the Company recognized a $3,154,000 pre-tax charge associated with the expensing of stock options and employee stock purchase plan activity. Additionally, the Company increased its grant activity under other stock-based compensation programs that have always been expensed in the Company’s consolidated statements of operations, which yielded incremental expense under these other programs amounting to $627,000 when compared with the first quarter of fiscal 2005. The combination of these two changes resulting from the adoption of SFAS 123R resulted in incremental expenses of $3,781,000 pre-tax (included in selling, general and administrative expenses), $2,286,000 after tax or $0.02 per share on a diluted basis.

AVNET, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
      Reported and pro forma net income and earnings per share are as follows:

	First Quarters Ended

	October 1,	October 2,
	2005	2004

	(Thousands, except
	per share data)
Pre-tax stock-based compensation expense assuming fair value method applied to all awards(1)	$4,070	$4,398

Stock-based compensation expense, net of tax	$2,460	$2,659

Net income, as reported	$24,897	$36,331
Fair value impact of employee stock compensation not reported in net income, net of tax	—	(2,490)

Pro forma net income	$24,897	$33,841

Earnings per share:
Basic and diluted — as reported	$0.17	$0.30

Basic and diluted — pro forma	$0.17	$0.28

(1)	Includes stock-based compensation expense for incentive stock, stock options, ESPP activity and outside directors’ compensation for the periods presented.
      The fair value of options granted is estimated on the date of grant using the Black-Scholes model based on the assumptions in the table below. The assumption for the expected life is based on evaluations of historical and expected future employee exercise behavior. The risk-free interest rate is based on the US Treasury rates at the date of grant with maturity dates approximately equal to the expected life at the grant date. The historical stock volatility of Avnet’s stock is used as the basis for the volatility assumption.

	October 1,	October 2,
	2005	2004

Expected life (years)	6.0	6.0
Risk-free interest rate	4.1%	3.5%
Volatility	43.4%	44.9%
Dividend yield	—	—
      Number of shares of common stock reserved for stock option and stock incentive programs as of October 1, 2005 — 14,867,716 shares.

Stock option plans
      The Company has four stock option plans with shares available for grant at October 1, 2005 as follows:

	Plan

	1996	1997	1999	2003

Minimum exercise price as a percentage of fair market value at date of grant	100%	85%	85%	85%
Plan termination date	December 31, 2006	November 19, 2007	November 21, 2009	September 18, 2013
Shares available for grant at October 1, 2005	168,868	29,500	181,951	2,815,120
      Option grants under all four plans have a contractual life of ten years. Option grants vest 25% on each anniversary of the grant date, commencing with the first anniversary.

AVNET, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
      The following is a summary of the changes in outstanding options for the first quarter ended October 1, 2005:

			Weighted
		Weighted	Average
		Average	Remaining
		Exercise	Contractual	Aggregate
	Shares	Price	Life	Intrinsic Value

Outstanding at beginning of period	9,955,201	$20.28	68 Months
Granted	249,000	24.77	108 Months
Exercised	(1,110,335)	18.17	43 Months
Forfeited or expired	(125,807)	19.80	77 Months

Outstanding at end of period	8,968,059	20.67	69 Months	$1,338,000

Exercisable at end of period	6,712,096	21.55	58 Months	$1,338,000

      The weighted-average grant-date fair value of share options granted during the first quarters of fiscal 2006 and 2005 was $11.86, and $8.35, respectively. The total intrinsic value of share options exercised during the first quarters of fiscal 2006 and 2005, was $653,000 and $109,000, respectively.
      The following is a summary of the changes in non-vested shares for the first quarter ended October 1, 2005:

		Weighted
		Average
		Grant-Date
	Shares	Fair Value

Non-vested shares at July 2, 2005	3,319,228	$8.05
Granted	249,000	11.86
Vested	(1,186,458)	7.62
Forfeited	(125,807)	8.47

Non-vested at October 1, 2005	2,255,963	8.68

      As of October 1, 2005, there was $19,583,000 of total unrecognized compensation cost related to non-vested awards granted under the option plans, which is expected to be recognized over a weighted-average period of 3.3 years. The total fair value of shares vested during the quarter ended October 1, 2005 and October 2, 2004 was $9,036,000 and $10,018,000, respectively.
      Cash received from option exercises during the first quarter of fiscal years 2006 and 2005 was $20,175,000, and $109,000, respectively. The impact of these cash receipts are included in Other, net, financing activities in the accompanying consolidated statements of cash flows.

Employee stock purchase plan
      In October 1995, the Company implemented the Avnet Employee Stock Purchase Plan (“ESPP”). Under the terms of the ESPP, eligible employees of the Company are offered options to purchase shares of Avnet common stock at a price equal to 85% of the fair market value on the first or last day, whichever is lower, of each monthly offering period. The Company uses the actual fair market value as determined at the end of the 30 days to calculate compensation expense for the ESPP. Compensation expense recognized under the ESPP during the first quarter of fiscal 2006 with the adoption of SFAS 123R was $288,000 pre-tax. The Company has a policy of repurchasing shares on the open market to satisfy shares purchased under the ESPP, and expects future repurchases during fiscal 2006 to be consistent with repurchases made during fiscal 2005,

AVNET, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
based on current estimates of participation in the program. During the quarters ended October 1, 2005, and October 2, 2004, there were 58,853 and 76,224, respectively, shares of common stock issued under the ESPP.

Incentive stock
      The Company has an Incentive Stock Program wherein a total of 1,311,175 shares were still available for award at October 1, 2005 based upon operating achievements. Delivery of incentive shares, and the associated compensation expense, is spread equally over a five-year period and is subject to the employee’s continued employment by the Company. As of October 1, 2005, 800,105 shares previously awarded have not yet been delivered. Pre-tax compensation expense associated with this program was $871,000 and $244,000, respectively, in the first quarter of fiscal 2006 and first quarter of fiscal 2005.

Performance shares
      Beginning with the Company’s fiscal year 2006, eligible employees, including Avnet’s executive officers, may receive a portion of their long-term equity-based incentive compensation through the award of performance-based restricted stock units (“Performance Shares”). These Performance Shares will be awarded under the terms of the Company’s existing stock incentive plans. The Performance Shares will provide for payment to each grantee of a number of shares of Avnet’s common stock at the end of a three-year period based upon the Company’s achievement of performance goals established by the Compensation Committee of the Board of Directors for each three-year period. These performance goals are based upon a three-year cumulative increase in the Company’s absolute economic profit, as defined, over the prior three-year period and the increase in the Company’s economic profit relative to the increase in the economic profit of a peer group of corporations.

Outside director stock bonus plan
      The Company has a program whereby non-employee directors are awarded shares equal to $20,000 of Avnet common stock upon their re-election each year, as part of their director compensation package. Directors may elect to receive this compensation in the form of common stock under the Outside Director Stock Bonus Plan or they may elect to defer their compensation to be paid in common stock at a later date. Shares under this plan are issued in January of each year and the number of shares is calculated by dividing $20,000 by the average of the high and low price of Avnet common stock on the first business day of January. As of October 1, 2005, 21,361 shares were reserved for issuance under this plan.

4.	Acquisitions
      On July 5, 2005, the Company acquired Memec Group Holdings Limited (“Memec”), a global distributor that markets and sells a portfolio of semiconductor devices from industry-leading suppliers in addition to providing customers with engineering expertise and design services. Memec, with sales of $2.28 billion for the twelve months ended July 4, 2005, is anticipated to be fully integrated into the Electronics Marketing group (“EM”) of Avnet by the end of fiscal 2006, with a substantial portion of the integration to be completed by the end of the second quarter of fiscal 2006.

Purchase price
      The consideration for the Memec acquisition consisted of stock and cash valued at approximately $504,396,000, including transaction costs, plus the assumption of $239,960,000 of Memec’s net debt (debt less cash acquired). All but $27,343,000 of this acquired net debt was repaid upon the closing of the acquisition. Under the terms of the purchase, Memec investors received 24,011,000 shares of Avnet common stock plus $63,957,000 of cash. The shares of Avnet common stock were valued at $17.42 per share, which represents the five-day average stock price beginning two days before the acquisition announcement on April 26, 2005.

AVNET, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Preliminary allocation of purchase price
      The Memec acquisition is accounted for as a purchase business combination. Assets acquired and liabilities assumed are recorded in the accompanying consolidated balance sheet at their estimated fair values as of July 5, 2005. A preliminary allocation of purchase price to the assets acquired and liabilities assumed at the date of acquisition is presented in the table below. This allocation is based upon a preliminary valuation using management’s estimates and assumptions. This preliminary allocation is subject to adjustment as the Company has not yet completed its evaluation of the fair value of assets and liabilities acquired, including the valuation of any potential amortizable intangible assets created through the acquisition. Furthermore, the assets and liabilities in the table below include preliminary estimates of severance for Memec workforce reductions, write-downs in value of Memec owned facilities and lease commitments of leased facilities that will no longer be used or for which the use will be substantially changed in the combined business, and write-offs or write-downs in value of certain Memec information technology assets that will have limited or no use in the combined business (see Preliminary acquisition-related restructuring activity accounted for in purchase accounting included in this Note 4). These estimates are also subject to further adjustment as the Company finalizes the actions that will be taken and the charges associated with the integration of Memec into Avnet’s operations. The Company expects these adjustments will be completed within the purchase price allocation period, which is generally within one year of the acquisition date.

July 5, 2005

(Thousands)
Current assets	$738,483
Property, plant and equipment	21,318
Goodwill	449,918
Other assets	9,842

Total assets acquired	1,219,561

Current liabilities, excluding current portion of long-term debt	410,122
Long-term liabilities	12,700
Total debt	27,343

Total liabilities assumed	450,165

Net assets acquired	$769,396

Cash acquired	(52,383)
Debt assumed	27,343

Purchase price, net of cash acquired and debt assumed	$744,356

      The acquisition of Memec will provide for expansion of EM in each of the three major economic regions. The combination of Memec’s Asian operations with Avnet’s industry-leading position, based on sales, in the Asia region will provide Avnet with a stronger position in this key growth region. Memec’s already established position in Japan — the only U.S.-based distributor with such a presence in the Japanese market — also represents an opportunity by providing entry into this major electronic component marketplace. In addition, because Memec’s operations and business model is similar to Avnet’s, management believes significant synergies can be obtained in the combined businesses, thus allowing for significant operating cost reductions upon completion of the integration of Memec. The combination of these factors are the drivers behind the excess of purchase price paid over the value of assets and liabilities acquired.
      The consideration paid in excess of Memec net assets is reflected as a preliminary estimate of goodwill in the table above. As stated previously, the Company has not completed its valuation of any potential

AVNET, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
amortizable intangible assets created as a result of the acquisition. The Company has engaged a third party valuation consultant who is currently assisting management in this valuation process. Any amortizable intangible assets identified and valued as a result of this process will affect the final determination of goodwill. A portion of the goodwill generated by the Memec acquisition is expected to be deductible for tax purposes, although the Company has not yet quantified the deductible portion.

Preliminary acquisition-related restructuring activity accounted for in purchase accounting
      As a result of the acquisition, the Company established and approved plans to integrate the acquired operations into all three regions of the Company’s EM operations, for which the Company recorded $83,479,000 in preliminary purchase accounting adjustments during the first quarter of fiscal 2006. These purchase accounting adjustments consist primarily of severance, lease and other contract termination costs, write-downs in value of Memec owned facilities, and write-offs or write-downs in value of certain Memec information technology assets.
      The following table summarizes the acquisition reserves that have been preliminarily established through purchase accounting and the related activity that has occurred during the first quarter of fiscal 2006:

		Facility Exit	IT-Related
	Severance	Reserves/	Reserves/
	Reserves	Write-downs	Write-downs	Other	Total

	(Thousands)
Purchase accounting adjustments	$26,349	$26,091	$17,186	$13,853	$83,479
Amounts utilized	(7,250)	(9,640)	(13,884)	(12,530)	(43,304)

Balance at October 1, 2005	$19,099	$16,451	$3,302	$1,323	$40,175

      Total amounts utilized during the first quarter of fiscal 2006 consist of $10,265,000 in cash payments and $33,039,000 in non-cash write-downs.
      The purchase accounting reserves established for severance are for reductions of workforce acquired from Memec relating to more than 700 personnel primarily in the Americas and EMEA regions, including reductions in senior management, administrative, finance and certain operational functions. These reductions are based on management’s assessment of redundant Memec positions compared with existing Avnet positions and are driven primarily by completed and planned consolidations of Memec facilities into Avnet facilities. Severance reserves, particularly those estimated to date for the EMEA region, may be adjusted during the purchase price allocation period because these costs are subject to local regulations and approvals.
      The costs associated with the completed and planned consolidations of over 60 Memec facilities are presented in the Facility Exit Reserves/Write-downs in the table above and include estimated future payments for non-cancelable leases, early lease termination costs, and write-downs or write-offs of Memec owned assets in these facilities, including capitalized equipment and leasehold improvements. These reserves relate primarily to facilities located in the Americas. However, these reserves are subject to adjustment as decisions regarding the Memec facilities, particularly in the EMEA region, are finalized, which are anticipated to be substantially completed during the second quarter of fiscal 2006.
      The IT-related reserves relate primarily to the write-offs or write-downs in the value of certain Memec information technology assets, including financial information systems that were made redundant in the combined Memec and Avnet business through the continued use of Avnet’s existing systems. Other reserves relate primarily to the write-down of certain Memec inventory lines to estimated net realizable value as of the acquisition date based on anticipated demand, age analysis, supplier return and stock rotation privileges and other known factors.

AVNET, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
      Estimated purchase accounting adjustments may change as the Company continues to execute its integration plan, particularly as it relates to EMEA severance and facility exit costs. However, the Company expects to complete all actions encompassed in the plan by the end of fiscal 2006. Cash payments for severance are expected to be substantially paid out before the end of fiscal 2007, whereas reserves for other contractual commitments, particularly for certain lease commitments, will extend into fiscal 2008. In addition, the Company is in the process of evaluating tax assets acquired with Memec and the related valuation allowance needs as well as potential amortizable intangible assets resulting from the acquisition. As a result, goodwill as estimated through purchase accounting adjustments is considered to be preliminary and subject to change.

Pro forma results
      Unaudited pro forma financial information is presented below as if the acquisition of Memec occurred at the beginning of fiscal 2005. The pro forma information presented below does not purport to present what actual results would have been had the acquisition in fact occurred at the beginning of fiscal 2005, nor does the information project results for any future period. Pro forma financial information is not presented for fiscal 2006 because the acquisition occurred on July 5, 2005, which is three days after the beginning of the Company’s fiscal year 2006. As a result, the accompanying consolidated statement of operations for the quarter ended October 1, 2005 effectively includes Memec’s results of operations for comparative purposes.

Pro Forma Results
First Quarter Ended
October 2, 2004

(Thousands, except
per share data)
Pro forma sales	$3,185,126
Pro forma operating income	88,989
Pro forma net income	39,240
Pro forma diluted earnings per share	$0.27
      The combined results for Avnet and Memec for the first quarter ended October 2, 2004 were adjusted for the following in order to create the pro forma results in the table above:

•	$11,138,000 pre-tax, $7,462,000 after-tax, or $0.05 per diluted share, of interest expense relating to Memec’s shareholder loans that were retired at acquisition through the issuance of Avnet common stock;

•	$3,146,000 pre-tax, $2,108,000 after-tax, or $0.01 per diluted share, for capitalized costs written off relating to Memec’s cancelled initial public offering;

•	$1,444,000 pre-tax, $967,000 after-tax, or $0.01 per diluted share, of amortization relating to intangible assets and deferred financing costs for the shareholder loans that were retired at acquisition; and

•	pro forma diluted earnings per share includes the impact of the 24.011 million shares of Avnet’s common stock issued as part of the consideration.
      Pro forma results above exclude any benefits that may result from the acquisition due to synergies that were derived from the elimination of any duplicative costs. In addition, the pro forma results have not been adjusted to remove the following Memec costs, which management considers to be non-recurring:

•	$4,914,000 pre-tax, $3,292,000 after-tax, or $0.02 per diluted share, of interest expense relating to Memec’s receivable secured loan and term loans that were paid immediately upon the close of the acquisition; and

AVNET, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

•	$2,548,000 pre-tax, $1,707,000 after-tax, or $0.01 per diluted share, of selling, general and administrative costs relating to Memec’s non-recurring consulting and other project costs, annual management fee, and other severance-related costs that will no longer be incurred following the acquisition.

5.	Goodwill
      The following table presents the carrying amount of goodwill, by reportable segment, for the three months ended October 1, 2005:

	Electronics	Technology
	Marketing	Solutions	Total

	(Thousands)
Carrying value at July 2, 2005	$637,122	$258,178	$895,300
Additions	449,918	795	450,713
Foreign currency translation	(12)	(160)	(172)

Carrying value at October 1, 2005	$1,087,028	$258,813	$1,345,841

      The additions in EM relate entirely to the Memec acquisition (see Note 4). The additions in Technology Solutions (“TS”) relate primarily to a final earnout payment made in the first quarter of fiscal 2006 to the former owners of DNS Slovakia, which was acquired by Avnet in fiscal 2005.

6.	External financing
      Short-term debt consists of the following:

	October 1,	July 2,
	2005	2005

	(Thousands)
Bank credit facilities	$100,445	$60,468
Other debt due within one year	840	830

Short-term debt	$101,285	$61,298

      Bank credit facilities consist of various committed and uncommitted lines of credit with financial institutions utilized primarily to support the working capital requirements of foreign operations, including bank credit facilities in Japan assumed as part of the acquisition of Memec (see Note 4). The weighted average interest rates on the bank credit facilities at October 1, 2005 and July 2, 2005 were 3.2% and 4.0%, respectively.
      As of July 2, 2005, the Company had an accounts receivable securitization program (the “Program”) with two financial institutions that allowed the Company to sell, on a revolving basis, an undivided interest of up to $350,000,000 in eligible U.S. receivables while retaining a subordinated interest in a portion of the receivables. At July 2, 2005, the Program qualified for sale treatment under SFAS 140. The Company had no drawings outstanding under the Program at July 2, 2005.
      During the first quarter of fiscal 2006, the Company amended the Program to, among other things, increase the maximum amount available for borrowing from $350,000,000 to $450,000,000. In addition, the amended Program now provides that drawings under the Program no longer qualify as off-balance sheet financing. As a result, the receivables and related debt obligation will remain on the Company’s consolidated balance sheet when amounts are drawn on the Program. The Program, as amended, has a one year term which expires in August 2006. There were no drawings outstanding under the Program at October 1, 2005.

AVNET, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
      Long-term debt consists of the following:

	October 1,	July 2,
	2005	2005

	(Thousands)
8.00% Notes due November 15, 2006	$145,905	$400,000
9 3/4% Notes due February 15, 2008	475,000	475,000
6.00% Notes due September 1, 2015	250,000	—
2% Convertible Senior Debentures due March 15, 2034	300,000	300,000
Other long-term debt	6,162	7,285

Subtotal	1,177,067	1,182,285
Fair value adjustment for hedged 8.00% and 9 3/4% Notes	(8,415)	910

Long-term debt	$1,168,652	$1,183,195

      As of October 1, 2005, the Company had an unsecured $350,000,000 credit facility with a syndicate of banks (the “Credit Facility”), expiring in June 2007. The Company may select from various interest rate options, currencies and maturities under the Credit Facility. The Credit Facility contains certain covenants, all of which the Company was in compliance with as of October 1, 2005. There were no borrowings under the Credit Facility at October 1, 2005 or July 2, 2005.
      Subsequent to the first quarter of fiscal 2006, the Company amended and restated the Credit Facility to, among other things, increase the borrowing capacity from $350,000,000 to $500,000,000, and increase the maximum amount of the total facility that can be used for letters of credit from $75,000,000 to $100,000,000 (the “Amended Credit Facility”). In addition, the Amended Credit Facility has a five-year term that matures in October 2010.
      In August 2005, the Company issued $250,000,000 of 6.00% Notes due September 1, 2015 (the “6% Notes”). The proceeds from the offering, net of discount and underwriting fees, were $246,483,000. The Company used these proceeds, plus cash and cash equivalents on hand, to fund the tender and repurchase of $250,000,000 of the 8.00% Notes due November 15, 2006 (the “8% Notes”), at a price of $1,045 per $1,000 principal amount of Notes. In addition, the Company also repurchased $4,095,000 of the 8% Notes at a premium of approximately $1,038 per $1,000 principal amount of Notes. As a result of the tender and repurchases, the Company incurred debt extinguishment costs of $11,665,000 pre-tax, $7,052,000 after tax or $0.05 per share on a diluted basis, relating primarily to premiums and other transaction costs.
      The Company’s $300,000,000 of 2% Convertible Senior Debentures due March 15, 2034 (the “Debentures”) are convertible into Avnet common stock at a rate of 29.5516 shares of common stock per $1,000 principal amount of Debentures. The Debentures are only convertible under certain circumstances, including if: (i) the closing price of the Company’s common stock reaches $45.68 per share (subject to adjustment in certain circumstances) for a specified period of time; (ii) the average trading price of the Debentures falls below a certain percentage of the conversion value per Debenture for a specified period of time; (iii) the Company calls the Debentures for redemption; or (iv) certain corporate transactions, as defined, occur. Upon conversion, the Company will deliver cash in lieu of common stock as the Company made an irrevocable election in December 2004 to satisfy the principal portion of the Debentures, if converted, in cash. The Company may redeem some or all of the Debentures for cash any time on or after March 20, 2009 at the Debentures’ full principal amount plus accrued and unpaid interest, if any. Holders of the Debentures may require the Company to purchase, in cash, all or a portion of the Debentures on March 15, 2009, 2014, 2019, 2024 and 2029, or upon a fundamental change, as defined, at the Debentures’ full principal amount plus accrued and unpaid interest, if any.

AVNET, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
      At July 2, 2005, the Company had two interest rate swaps with a total notional amount of $400,000,000 in order to hedge the change in fair value of the 8% Notes related to fluctuations in interest rates. These contracts were classified as fair value hedges with a November 2006 maturity date. The interest rate swaps modified the Company’s interest rate exposure by effectively converting the fixed rate on the 8% Notes to a floating rate (6.4% at July 2, 2005) based on three-month U.S. LIBOR plus a spread through their maturities. During the first quarter of fiscal 2006, the Company terminated the interest rate swaps which hedged the 8% Notes due to the repurchase of $254,095,000 of the $400,000,000 8% Notes, as previously discussed. The termination of the swaps resulted in net proceeds to the Company, of which, $1,273,000 was netted in debt extinguishment costs in the first quarter of fiscal 2006 based on the pro rata portion of the 8% Notes that were repurchased. The remaining proceeds of $764,000, which represent the pro rata portion of the 8% Notes that have not been repurchased, have been capitalized in other long-term debt and are being amortized over the maturity of the remaining 8% Notes.
      The Company has three additional interest rate swaps with a total notional amount of $300,000,000 in order to hedge the change in fair value of the 9 3/4% Notes due February 15, 2008 (the “9 3/4% Notes”) related to fluctuations in interest rates. These hedges are classified as fair value hedges and mature in February 2008. These interest rate swaps modify the Company’s interest rate exposure by effectively converting the fixed rate on the 9 3/4% Notes to a floating rate (10.3% at October 1, 2005) based on three-month U.S. LIBOR plus a spread through their maturities.
      The hedged fixed rate debt and the interest rate swaps are adjusted to current market values through interest expense in the accompanying consolidated statements of operations. The Company accounts for the hedges using the shortcut method as defined under Statement of Financial Accounting Standards No. 133, Accounting for Derivative Instruments and Hedging Activities, as amended by Statement of Financial Accounting Standards No. 138, Accounting for Certain Derivative Instruments and Hedging Activities. Due to the effectiveness of the hedges since inception, the market value adjustments for the hedged debt and the interest rate swaps directly offset one another. The fair value of the interest rate swaps at October 1, 2005 and July 2, 2005 was a liability of $8,415,000 and an asset of $910,000, respectively, and is included in other long-term liabilities and other long-term assets, respectively, in the accompanying consolidated balance sheets. Additionally, included in long-term debt is a comparable fair value adjustment decreasing long-term debt by $8,415,000 at October 1, 2005 and increasing long-term debt by $910,000 at July 2, 2005.

7.	Commitments and contingencies
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

AVNET, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

8.	Pension plan
      The Company’s noncontributory defined benefit pension plan (the “Plan”) covers substantially all domestic employees. Components of net periodic pension costs during the quarters ended October 1, 2005 and October 2, 2004 were as follows:

	First Quarters Ended

	October 1,	October 2,
	2005	2004

	(Thousands)
Service cost	$3,791	$3,341
Interest cost	3,543	3,515
Expected return on plan assets	(5,144)	(4,132)
Recognized net actuarial loss	1,129	336
Amortization of prior service credit	(80)	(80)

Net periodic pension costs	$3,239	$2,980

      During the first quarter of fiscal 2006, the Company made contributions to the Plan of approximately $58,638,000. Management does not anticipate making any further contributions to the Plan during fiscal 2006.

9.	Comprehensive income

	First Quarters Ended

	October 1,	October 2,
	2005	2004

	(Thousands)
Net income	$24,897	$36,331
Foreign currency translation adjustments	(5,885)	21,168

Total comprehensive income	$19,012	$57,499

10.	Earnings per share

	First Quarters Ended

	October 1,	October 2,
	2005	2004

	(Thousands, except per
	share data)
Numerator:
Net income	$24,897	$36,331

Denominator:
Weighted average common shares for basic earnings per share	144,769	120,523
Net effect of dilutive stock options and restricted stock awards	2,182	757

Weighted average common shares for diluted earnings per share	146,951	121,280

Basic earnings per share	$0.17	$0.30

Diluted earnings per share	$0.17	$0.30

      The 4.5% Convertible Notes, which matured in September 2004, are excluded from the computation of earnings per share as the effects were antidilutive. The Debentures, due March 2034, are also excluded from the computation of earnings per share for the quarter ended October 1, 2005 as a result of the Company’s

AVNET, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
election to satisfy the principal portion of the Debentures, if converted, in cash (see Note 6). Shares issuable upon conversion of the Debentures were also excluded from the computation of earnings per share in the quarter ended October 2, 2004 because the contingent conditions for their conversion had not been met.
      The effects of certain stock options and restricted stock awards are also excluded from the determination of the weighted average common shares for diluted earnings per share in each of the periods presented as the effects were antidilutive because the exercise price for the outstanding options exceeded the average market price for the Company’s stock. Accordingly, in the quarters ended October 1, 2005, and October 2, 2004, the effects of approximately 1,873,000 and 7,184,000 shares, respectively, related to stock options are excluded from the computation above, all of which relate to options for which the exercise prices were greater than the average market price of the Company’s common stock.

11.	Additional cash flow information
      Other non-cash and other reconciling items consist of the following:

	First Quarters Ended

	October 1,	October 2,
	2005	2004

	(Thousands)
Provision for doubtful accounts	$8,181	$6,004
Stock-based compensation (Note 3)	4,070	279
Periodic pension costs (Note 8)	3,239	2,980
Other, net	(161)	146

	$15,329	$9,409

      Other, net, cash flows from financing activities are comprised primarily of proceeds from the exercise of stock options (see Note 3), including tax effects relating to stock-based compensation costs with the corresponding offset in cash from operating activities.
      Interest and income taxes paid in the three months ended October 1, 2005 and October 2, 2004, respectively, were as follows:

	First Quarters Ended

	October 1,	October 2,
	2005	2004

	(Thousands)
Interest	$33,128	$29,342
Income taxes	8,712	10,600
      Non-cash activity during the first quarter of fiscal 2006 that was a result of the Memec acquisition (see Note 4) consisted of $418,275,000 of common stock issued as part of the consideration, $422,822,000 of liabilities assumed and $27,343,000 of debt assumed.

AVNET, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

12.	Segment information

	First Quarters Ended

	October 1,	October 2,
	2005	2004

	(Thousands)
Sales:
Electronics Marketing	$2,111,113	$1,564,223
Technology Solutions	1,157,152	1,035,778

	$3,268,265	$2,600,001

Operating income (loss):
Electronics Marketing	$69,918	$58,887
Technology Solutions	32,563	27,321
Corporate	(18,018)	(13,137)

	84,463	73,071
Restructuring and integration charges (Note 13)	(13,786)	—

	$70,677	$73,071

Sales, by geographic area:
Americas(1)	$1,688,801	$1,342,343
EMEA(2)	974,634	873,218
Asia/ Pacific(3)	604,830	384,440

	$3,268,265	$2,600,001

(1)	Included in sales for the quarters ended October 1, 2005 and October 2, 2004 for the Americas region are $1.5 billion and $1.2 billion, respectively, of sales related to the United States.

(2)	Included in sales for the quarters ended October 1, 2005 and October 2, 2004 for the EMEA region are $529.3 million and $509.9 million, respectively, of sales related to Germany.

(3)	Included in sales for the quarter ended October 1, 2005 for the Asia/Pacific region is $205.3 million of sales related to Hong Kong. Hong Kong sales for the first quarter of fiscal 2005 were not a significant component of consolidated sales.

AVNET, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

	October 1,	July 2,
	2005	2005

	(Thousands)
Assets:
Electronics Marketing	$4,230,409	$3,367,598
Technology Solutions	1,335,083	1,358,316
Corporate	343,894	372,301

	$5,909,386	$5,098,215

Property, plant, and equipment, net, by geographic area
Americas(4)	$100,128	$95,706
EMEA(5)	64,609	52,690
Asia/ Pacific	9,349	9,032

	$174,086	$157,428

(4)	Property, plant and equipment, net, for the Americas region as of October 1, 2005 and July 2, 2005 includes $99.1 million and $94.6 million, respectively, related to the United States.

(5)	Property, plant and equipment, net, for the EMEA region as of October 1, 2005 and July 2, 2005 includes $29.2 million and $28.5 million, respectively, related to Germany and $13.8 million and $14.2 million, respectively, related to Belgium.

13.	Restructuring and other charges

Fiscal 2006
      During the first fiscal quarter of 2006, the Company incurred certain restructuring charges and integration costs primarily as a result of the acquisition of Memec on July 5, 2005 (see Note 4), which is being integrated into the Company’s existing EM operations in all three regions. As a result of the acquisition integration efforts, the Company established and approved plans to restructure certain of Avnet’s existing operations to accommodate the merger of the two businesses. In addition, the Company also incurred charges relating to certain cost reduction actions taken by TS in the EMEA region. The following table summarizes the charges relating to these activities:

	Severance	Facility	IT-Related
	Costs	Exit Costs	Costs	Other	Total

	(Thousands)
Fiscal 2006 pre-tax charges	$4,095	$782	$2,335	$112	$7,324
Amounts utilized	(3,482)	(77)	(2,335)	—	(5,894)

Balance at October 1, 2005	$613	$705	$—	$112	$1,430

      The restructuring charges incurred during the first quarter of fiscal 2006 totaled $7,324,000 pre-tax and $5,316,000 after-tax, or $0.04 per share on a diluted basis. The pre-tax charges consisted of $3,482,000 for severance costs in EM related to the Memec integration, $613,000 of severance costs for the reduction of TS personnel in EMEA, facility exit costs of $782,000, $2,335,000 for the write-down of certain capitalized IT-related initiatives, and $112,000 for other charges.

AVNET, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
      Severance charges incurred during the first quarter of fiscal 2006 related to work force reductions of over 200 personnel primarily in administrative and support functions in the EMEA and Americas regions. The majority of the positions eliminated were Avnet personnel that were deemed redundant by management with the merger of Memec into Avnet and also includes a small number of primarily administrative staff in TS’s operations in EMEA who were identified as redundant based upon the realignment of certain job functions in that region. The facility exit charges relate to liabilities for remaining non-cancelable lease obligations and the write-down of property, plant and equipment at two facilities in the Americas. The facilities, which supported administrative and support functions, and some sales functions, were identified for consolidation based upon the termination of certain personnel discussed above and the relocation of other personnel into other existing Avnet facilities. The IT-related charges resulted from management’s review of certain capitalized systems and hardware as part of the integration effort. A substantial portion of this write-off relates to mainframe hardware that was scrapped due to the purchase of new, higher capacity hardware to handle the increased capacity needs with the addition of Memec. Similarly, certain capitalized IT assets were written off when they became redundant either to other acquired systems or new systems under development in the first quarter of fiscal 2006 as a result of the acquisition of Memec. Other charges in the first quarter of fiscal 2006 relate primarily to certain contract and lease termination charges associated with the redundant employees identified in TS EMEA.
      The restructuring charges are presented on the consolidated statement of operations as a separate component of operating expenses. Of the total amounts utilized during the first quarter of fiscal 2006, $2,359,000 represented non-cash write-downs, most of which related to the previously discussed write-downs of IT-related assets. The remaining first quarter charge required or will require the use of cash, of which $3,535,000 was paid during the first quarter of fiscal 2006.
      Also related to the Memec acquisition, the Company incurred certain integration related costs, amounting to $6,462,000 pre-tax, $4,690,000 after tax or $0.03 per share on a diluted basis. The integration costs relate to incremental salary costs, primarily of Memec personnel, who were retained by Avnet for extended periods following the close of the acquisition, solely to assist in the integration of Memec’s IT systems, administrative and logistics operations into those of Avnet. These identified personnel have no other meaningful day-to-day operational responsibilities outside of the integration effort. Also included in integration costs are certain professional fees, travel, meeting, marketing and communication costs that were incrementally incurred solely related to the Memec integration efforts. Integration costs are presented on the consolidated statement of operations as a separate component of operating expenses. All integration costs represent amounts incurred and paid during the first quarter of fiscal 2006.

Fiscal 2004 and 2003
      During fiscal 2004 and 2003, the Company recorded a number of restructuring charges which related to the reorganization of operations in each of the three major regions of the world in which the Company operates, generally taken in response to business conditions at the time of the charge and as part of the efforts of the Company to return to the profitability levels enjoyed by the business prior to the industry and economic downturn that commenced in fiscal 2001.

AVNET, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
      The following table summarizes the activity during the first quarter ended fiscal 2006 in the remaining accrued liability and reserve accounts in these prior year restructuring reserves:

	Severance	Facility	IT-Related
	Costs	Exit Costs	Costs	Other	Total

	(Thousands)
Balance at July 2, 2005	$1,419	$10,477	$111	$351	$12,358
Amounts utilized	(170)	(1,584)	—	(1)	(1,755)
Other, principally foreign currency translation	(5)	(37)	(1)	—	(43)

Balance at October 1, 2005	$1,244	$8,856	$110	$350	$10,560

      The Company expects to utilize the majority of the remaining reserves for severance costs by the end of fiscal 2006. The Company expects to utilize most of the remaining reserves for contractual lease commitments, shown under Facility Exit Costs above, by the end of fiscal 2007, although a small portion of the remaining reserves relate to lease payouts that extend as late as fiscal 2010. The IT-related and other reserves relate primarily to remaining contractual commitments, the majority of which the Company expects to utilize during fiscal 2006.

AVNET, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations
      For a description of the Company’s critical accounting policies and an understanding of the significant factors that influenced the Company’s performance during the quarters ended October 1, 2005 and October 2, 2004, this Management’s Discussion and Analysis of Financial Condition and Results of Operations (“MD&A”) should be read in conjunction with the consolidated financial statements, including the related notes, appearing in Item 1 of this Report, as well as the Company’s Annual Report on Form 10-K for the year ended July 2, 2005.
      There are numerous references to the impact of foreign currency translation in the discussion of the Company’s results of operations that follow. Over the past several years, the exchange rates between the US Dollar and many foreign currencies, especially the Euro, have fluctuated significantly. For example, the US Dollar has strengthened against the Euro by approximately 3% when sequentially comparing the first quarter of fiscal 2006 to the fourth quarter of fiscal 2005. On a year-over-year basis (first quarter fiscal 2006 compared to first quarter fiscal 2005), the Euro to US Dollar exchange rate is approximately flat. When the stronger US Dollar exchange rates of the current year are used to translate the results of operations of Avnet’s subsidiaries denominated in foreign currencies, the resulting impact is a decrease, in US Dollars, of reported results. In the discussion that follows, this is referred to as the translation impact of changes in foreign currency exchange rates.
      In addition to disclosing financial results that are determined in accordance with US generally accepted accounting principles (“GAAP”), the Company also discloses certain non-GAAP financial information such as income or expense items as adjusted for the impact of foreign currency exchange rate fluctuations, as discussed above. Management believes that providing this additional information is useful to the reader to better assess and understand operating performance, especially when comparing results with previous periods or forecasting performance for future periods, primarily because management typically monitors the business both including and excluding these adjustments to GAAP results. Management also uses the non-GAAP measures to establish operational goals and, in some cases, for measuring performance for compensation purposes.
      As further discussed in the Overview below, during the quarter ended October 1, 2005, Avnet completed the acquisition of Memec Group Holdings Limited (“Memec”), a global distributor that markets and sells a portfolio of semiconductor devices from industry-leading suppliers, in addition to providing customers with engineering expertise and design services. Memec recorded sales of $2.28 billion in the twelve months prior to the July 5, 2005 close of the acquisition, which makes this Avnet’s largest acquisition to date, based on sales. The consideration of the Memec acquisition consisted of stock and cash valued at approximately $504.4 million, including transaction costs, plus the assumption of $240.0 million of Memec’s net debt (debt less cash acquired). All but $27.3 million of this acquired net debt was repaid upon the closing of the acquisition. Under the terms of the purchase, Memec investors received 24.011 million shares of Avnet common stock plus $64.0 million of cash. The shares of Avnet common stock were valued at $17.42 per share, which represents the five-day average stock price beginning two days before the acquisition announcement on April 26, 2005.
      Within this MD&A, management occasionally discusses certain historical results of Avnet combined with the historical results of Memec for the corresponding period. Although the Memec acquisition is accounted for as a purchase business combination and, therefore, the results of Memec are only included in Avnet’s results subsequent to the July 5, 2005 close of the acquisition, management believes that comparative analysis to historical periods, as if Memec were a part of Avnet’s operations, is helpful to the reader to provide a basis with which to relate current year results to historical periods prior to the close of the acquisition. Management uses similar pro forma data to analyze performance for internal operational goal setting and performance management. Furthermore, the combined results of Avnet and Memec in prior periods provide one of the bases by which management evaluates its achievement of synergy targets resulting from the merger as discussed further herein. In the discussion that follows, mention of Avnet and Memec or Electronics Marketing and Memec combined data is referred to as pro forma combined results.
      Analysis of results and outlook on a non-GAAP basis should be used as a complement to, and in conjunction with, data presented in accordance with GAAP.

OVERVIEW

Organization
      Avnet, Inc. and its subsidiaries (the “Company” or “Avnet”) is the world’s largest industrial distributor, based on sales, of electronic components, enterprise computer products and embedded subsystems. Avnet creates a vital link in the technology supply chain that connects over 300 of the world’s leading electronic component and computer product manufacturers and software developers as a single source for multiple products for a global customer base of over 100,000 original equipment manufacturers (“OEMs”), contract manufacturers, original design manufacturers, value-added resellers (“VARs”) and end-users. Avnet distributes electronic components, computer products and software as received from its suppliers or with assembly or other value added by Avnet. Additionally, Avnet provides engineering design, materials management and logistics services, system integration and configuration, and supply chain advisory services.
      The Company consists of two operating groups — Electronics Marketing (“EM”) and Technology Solutions (“TS”) — each with operations in the three major economic regions of the world: the Americas, EMEA (Europe, Middle East and Africa) and Asia/ Pacific. A brief summary of each operating group is provided below:

•	EM markets and sells semiconductors and interconnect, passive and electromechanical devices, and also offers an array of value-added services to its customers, such as supply-chain management, engineering design, inventory replenishment systems, connector and cable assembly and semiconductor programming. EM markets and sells its products and services to a diverse customer base spread across end-markets including communications, computer hardware and peripheral, industrial and manufacturing, medical equipment, and military and aerospace. The previously discussed acquisition of Memec is being fully integrated into EM, with a substantial portion of the integration expected to be complete by the end of the second quarter of fiscal 2006 and the remaining integration steps expected to be fully complete by the end of fiscal year 2006. The acquisition of Memec provides for expansion of EM in each of the three major economic regions as well as allowing Avnet to gain entry into the Japanese market, the only major semiconductor market in which Avnet did not previously have a presence.

•	TS markets and sells mid- to high-end servers, data storage, software and networking solutions, and the services required to implement these solutions, to the VAR channel and enterprise computing customers. TS also focuses on the worldwide OEM market for computing technology, system integrators and non-PC OEMs that require embedded systems and solutions including engineering, product prototyping, integration and other value-added services.
Results of Operations

Executive Summary
      The acquisition of Memec on July 5, 2005 had notable impacts on the financial results of Avnet for the quarter ended October 1, 2005, including significant revenue growth in the EM business and for Avnet as a whole when compared to prior periods. The integration of Memec into Avnet’s ongoing operations also had impacts on the Company’s profitability for the current quarter, which is further described throughout this MD&A.
      Avnet’s consolidated sales of $3.27 billion in the first quarter of fiscal 2006 were up 25.7% over the first quarter of fiscal 2005 sales of $2.60 billion, substantially all of which is a result of the Memec acquisition. Sales in the first quarter of fiscal 2006 were up 2.6% as compared with the Avnet and Memec pro forma combined sales, amounting to $3.19 billion for the three-month period ending October 2, 2004 (see Sales for detail of historical periods including Memec’s results for comparable periods). This represents the eleventh consecutive quarter of year-over-year growth in consolidated sales. Excluding the impact of the Memec acquisition, the year-over-year growth was driven by continued growth of TS, where sales increased by 11.7% over the prior year first quarter. This marks the fourth consecutive quarter where TS has grown year-over-year sales by greater than 10%. The growth of TS was generated primarily by expansion of TS’s enterprise computing business and through continued growth of software sales. EM’s first quarter fiscal 2006 sales, which increased 35.0% as compared with the first quarter of fiscal 2005 because of the addition of Memec, declined by 1.8% year-over-year as compared with the EM and Memec pro forma combined sales for the fiscal quarter ended October 2, 2004. This year-over-year decline in the electronic components business is primarily a function of softer than normal demand in EMEA, where the September quarter typically yields a seasonal slowdown for this region.
      Sequentially, consolidated sales showed similar trends with sales for the first quarter of fiscal 2006 increasing 15.7% as compared with sales of $2.83 billion in the fourth quarter of fiscal 2005. However, consolidated sales declined sequentially by 4.5% when compared with the $3.42 billion of Avnet and Memec pro forma combined sales in the three months ended July 2, 2005. The sequential decline in sales when compared with these pro forma combined results for the fourth quarter of fiscal 2005 was driven by declines in both EM and TS. Although management expected some decline due to what is typically a seasonally slow first fiscal quarter, the seasonal decline in EM was slightly higher than in prior years, primarily due to the softening in demand in EM discussed above and in greater detail in the Sales and Gross Profit and Gross Profit Margins sections that follow. EM’s sequential sales comparison was also meaningfully impacted by a timing issue related to the close of the Memec acquisition, which resulted in an estimated $40 million of sales that would normally fall into July being, instead, recorded as part of Memec’s results prior to the July 5, 2005 close of the acquisition (see Sales for further discussion). As a result of these factors, EM’s sales increased by 30.3% sequentially but were down 4.8% on a sequential basis when compared with EM and Memec pro forma combined sales for the quarter ended July 2, 2005. While a seasonal sequential decline was expected for TS, the 4.0% sequential decline was less than normal seasonality as TS generated record sales for the computer products operating group in a September quarter based on the strength of the enterprise computing business and strengthening software sales discussed previously.
      The change in the Company’s geographic mix of business, resulting primarily from the Memec acquisition, as well as other factors in the business environment had a meaningful impact on the Company’s gross profit margins in the first quarter of fiscal 2006. Following the Memec acquisition, coupled with continued growth in Asia, particularly in the electronic components market, the Asia region constituted 18.5% of Avnet’s business in the first quarter of fiscal 2006 (as compared with 14.8% in the first quarter of fiscal 2005). Because the business model in Asia typically yields much lower gross profit margins, as well as lower operating costs and higher asset velocity, than the other geographic regions, this expansion of business in the Asia market had the effect of reducing Avnet’s consolidated gross profit margins. The softening of demand in the first quarter of fiscal 2006 in the EMEA electronic components market, where Avnet typically enjoys its highest gross profit margins, also negatively impacted margins. A third factor impacting year-over-year margins was a shift in the channel model of one of EM’s primary suppliers, whereby higher margin business at certain strategic accounts will be handled under a direct-design model by the supplier, which is fulfilled by EM at a lower gross margin. Finally, competitive pricing pressures throughout the electronic component industry also impacted margins in the most recent quarter.
      The efforts to integrate Memec are progressing well and were anticipated to be approximately 50% complete as of the end of the first quarter of fiscal 2006, primarily as a result of the substantial completion of the integration in the Americas region by the end of the quarter. The remaining steps of the integration plan are also progressing on schedule and are expected to be substantially complete by the end of the second quarter of fiscal 2006 and entirely complete before the end of the fiscal year. Based on further efficiencies found through the integration plan to date, primarily in the Americas and EMEA, management has increased its expectation for annualized operating expense synergies resulting from the integration to $150 million from the previously announced $120 million estimates. As a result of synergies already realized during the first quarter coupled with management’s continued focus on value-based management initiatives and managing operating costs, Avnet reduced selling, general and administrative expenses as a percentage of sales by 27 basis points on a year-over-year basis. Furthermore, the first quarter of fiscal 2006 operating expenses included incremental stock-based compensation expense of approximately $3.8 million when compared with the first quarter of fiscal 2005.

Sales
      The table below provides period sales for the Company and its operating groups, including comparative analysis of the Company’s sales for the first quarter of fiscal 2006 with the Company’s sales for historical periods combined, on a pro forma basis, with the sales of Memec for the comparable period:

				Sequential				Year Over
		Q4-Fiscal ‘05		Change		Q1-Fiscal ‘05		Year Change

			Avnet-Memec		Pro		Avnet-Memec		Pro
	Q1-Fiscal ‘06	Avnet	Pro Forma(1)	Avnet	Forma	Avnet	Pro Forma(1)	Avnet	Forma

	(Dollars in thousands)
Avnet, Inc.	$3,268,265	$2,825,401	$3,421,472	15.7%	(4.5)%	$2,600,001	$3,185,126	25.7%	2.6%
EM	2,111,113	1,620,475	2,216,546	30.3	(4.8)	1,564,223	2,149,348	35.0	(1.8)
TS	1,157,152	1,204,926	1,204,926	(4.0)	(4.0)	1,035,778	1,035,778	11.7	11.7
EM
Americas	$886,665	$668,308	$933,950	32.7%	(5.1)%	$639,100	$906,004	38.7%	(2.1)%
EMEA	685,820	597,078	743,798	14.9	(7.8)	594,370	739,851	15.4	(7.3)
Asia	538,628	355,089	538,798	51.7	—	330,753	503,493	62.8	7.0
TS
Americas	$802,136	$866,732	$866,732	(7.5)%	(7.5)%	$703,243	$703,243	14.1%	14.1%
EMEA	288,814	279,984	279,984	3.2	3.2	278,848	278,848	3.6	3.6
Asia	66,202	58,210	58,210	13.7	13.7	53,687	53,687	23.3	23.3
Totals by Region
Americas	$1,688,801	$1,535,040	$1,800,682	10.0%	(6.2)%	$1,342,343	$1,609,247	25.8%	4.9%
EMEA	974,634	877,062	1,023,782	11.1	(4.8)	873,218	1,018,699	11.6	(4.3)
Asia	604,830	413,299	597,008	46.3	1.3	384,440	557,180	57.3	8.6

(1)	The Avnet-Memec pro forma results in the table above reflect the combination of Avnet’s sales with Memec’s sales as indicated in the table below for the comparable historical period:

	Q4 Fiscal ‘05	Q1 Fiscal ‘05

	(Thousands)
Americas	$265,642	$266,904
EMEA	146,720	145,481
Asia	183,709	172,740

Memec total	$596,071	$585,125

      The Company’s consolidated sales in the first quarter of fiscal 2006 were $3.27 billion, up $668.3 million, or 25.7%, over consolidated sales of $2.60 billion in the first quarter of fiscal 2005. Including $585.1 million of Memec historical sales in the first quarter of the prior year, the current quarter sales increased by 2.6% as compared with the pro forma combined sales in Avnet’s first quarter of fiscal 2005. This represents the eleventh consecutive quarter for year-over-year growth in consolidated quarterly sales, with the current year growth, aside from the impact of the Memec acquisition, due to continued growth of the TS business. With relatively constant foreign currency exchange rates, the translation impact of changes in foreign currency exchange rates is de minimis when comparing the first quarter of fiscal 2006 to the first quarter of fiscal 2005.
      On a sequential basis, consolidated sales in the first quarter of fiscal 2006 were up 15.7% over consolidated sales of $2.83 billion in the fourth quarter of fiscal 2005. Including $596.1 million of Memec historical sales in the prior sequential period, the current quarter sales decreased by 4.5% as compared with the pro forma combined sales in Avnet’s fourth quarter of fiscal 2005. The sequential percentage increase on a reported basis and the sequential percentage decrease on a pro forma combined basis were 16.8% and (3.6)%, respectively, after removing the translation impact of changes in foreign currency exchange rates. A sequential decline was expected by management as Avnet’s first fiscal quarter is impacted by the typically slow summer season. However, some softening in demand for electronic components, particularly in EMEA, led to a larger than normal seasonal decline for EM while a strong quarter for TS’s enterprise computing business combined with continuing strength of software sales led to less of a decline than expected for Avnet’s computer products operating group. This sequential comparison was also meaningfully impacted by a timing issue related to the close of the Memec acquisition, which resulted in an estimated $40 million of sales that would normally fall into July being, instead, recorded as part of Memec’s results prior to the July 5, 2005 close of the acquisition. This timing issue was a result of two factors: (1) one day of Memec shipments in July that were included in Memec’s sales prior to the July 5, 2005 close of the acquisition and (2) due to the merger of Memec’s EMEA warehouse operations into Avnet’s EMEA warehouse operations immediately following the July 5 close of the acquisition, it was necessary for Memec to expedite certain shipments originally scheduled for early July into June in order to ensure customer commitments were met. Because these sales were included in Memec’s pre-close results, they were thus excluded from Avnet’s first quarter fiscal 2006 sales and also increased the Memec portion of sales in the pro forma combined sales for the prior sequential quarter. Although this timing issue does impact the year-over-year comparison of sales on a pro forma combined basis, the impact is doubled on a sequential basis because the $40 million is included in the pro forma combined results for the fourth quarter of fiscal 2005.
      EM reported sales of $2.11 billion in the first quarter of fiscal 2006, up $546.9 million, or 35.0%, over EM’s prior year first quarter sales of $1.56 billion, with the entire increase attributable to the acquisition of Memec. EM’s sales in the first quarter of fiscal 2006 declined 1.8% as compared with the EM and Memec pro forma combined sales for the first quarter of fiscal 2005. The primary contributor to the year-over-year decline in sales compared to EM and Memec pro forma combined sales in the prior year is the previously mentioned softening in demand for electronic components, experienced most prevalently in the EMEA region and, to a lesser extent, in the Americas. More encouraging was the 7.0% year-over-year growth in sales for EM Asia when compared to EM and Memec pro forma combined sales in the Asia region for the prior year first quarter. EM Asia’s quarter performance was driven by strong seasonal demand for digital consumer products, somewhat tempered by weaker than expected demand in the telecommunications market. All three regions of EM completed the first quarter of fiscal 2006 with positive book to bill ratios, with strength in bookings particularly evident in the Americas and Asia by the end of September.
      Sequentially, EM’s sales for the first quarter of fiscal 2006 increased by 30.3% (31.7% after adjustment for the translation impact of changes in foreign currency exchange rates between the two periods) over the prior sequential quarter sales of $1.62 billion. However, EM’s sales fell 4.8% on a sequential basis when compared with EM and Memec pro forma combined sales in the fourth quarter of fiscal 2005. This sequential decline was approximately 3.7% after removing the translation impact of changes in foreign currency exchange rates. The sequential decline was a result of the same typical summer seasonal and other demand factors noted in the year-over-year discussion above. The $40 million sales timing issue discussed in the consolidated analysis above also impacts the EM sequential quarterly sales comparison.
      TS sales of $1.16 billion in the first quarter of fiscal 2006 increased by $121.4 million, or 11.7%, from sales of $1.04 billion reported in the first quarter of fiscal 2005. This represents the fourth consecutive quarter where TS has grown year-over-year sales in excess of 10%. The first quarter fiscal 2006 sales were bolstered by growth of over 20% in TS’s enterprise computing businesses globally. Additionally, software and related services have continued to grow significantly over the past year, contributing further to this year-over-year sales growth. Sequentially, TS experienced some typical slow summer seasonality in the first quarter of fiscal 2006, although the performance of enterprise computing and software sales helped to lessen this summer impact. As a result of these factors, TS sales declined by $47.8 million, or 4.0%, when compared with TS sales for the prior sequential quarter. Management estimates this decline is only 3.3% after removing the translation impacts of changes in foreign currency exchange rates.
      TS sales grew in all three regions on a year-over-year basis, with the Americas exhibiting the largest dollar increase and Asia exhibiting the largest percentage increase. The year-over-year growth in all three regions is a function of the same factors discussed above. Sequentially, TS also grew sales in EMEA by 3.2% and in Asia by 13.7% when compared to the fourth quarter of fiscal 2005. EMEA’s sequential sales growth is estimated to be approximately 6.1% after removing the translation impact of changes in foreign currency exchange rates. The sequential growth in both EMEA and Asia is driven primarily by the enterprise computing growth, and particularly microprocessor growth. TS sales in the Americas declined by 7.5% sequentially after the Americas had an unusually strong June quarter, which increased the impact of the Americas region moving into the typical summer season slowdown in the September quarter. Bookings at the end of the first quarter of fiscal 2006 were strong in all three regions as TS heads into the second fiscal quarter, its typically strongest seasonal quarter.
      On an overall regional basis, the Americas, EMEA and Asia regions represented 51.7%, 29.8% and 18.5% of Avnet’s consolidated sales in the first quarter of fiscal 2006. While the percentage of business in the Americas is roughly comparable with the prior year first quarter, the Asia region increased significantly from only 14.8% of sales in the prior year first quarter, with an offsetting decline in overall contribution from the EMEA region. The single biggest factor driving the growth in Asia was the Memec acquisition, where Memec has historically recorded quarterly sales of $160 million to $184 million over the year preceding the Memec acquisition by Avnet. This includes the Japan market, which was the only major electronic component market where Avnet did not have a presence prior to the acquisition. The previously discussed growth of the Asia region in both operating groups, even outside of the impact of the business acquired with Memec, also contributed to the Asia region’s growth. Management expects the Asia region will continue to be the most significant growth opportunity for the Company and, with the enhancements Memec brought to Avnet’s already established position in the Peoples’ Republic of China, as well as the entrée into the Japan market, have positioned Avnet well to continue to capitalize in this high growth region.
Gross Profit and Gross Profit Margins
      Consolidated gross profit for the first quarter of fiscal 2006 was $423.2 million, up $73.6 million, or 21.1%, over the first quarter of fiscal 2005. This growth in gross profit dollars is a result entirely of the Memec acquisition and the additional sales volumes that this acquisition brought to Avnet post-acquisition. Gross profit margins in the first quarter of fiscal 2006 were 12.9%, down 50 basis points from gross profit margins of 13.4% in the first quarter of fiscal 2005. This decline in gross profit margins is a result of a number of factors. First, the acquisition of Memec created a different geographic mix for Avnet’s EM business globally. As discussed in Sales, the Asia region now constitutes a significantly larger percentage of Avnet’s business. The Asia region has a different business model, particularly in EM, than the other regions in that Asia typically has significantly lower gross profit margins on its product sales. However, Asia also has a lower operating expense and higher asset velocity model than the other regions. Given that the growth of the Asia region’s contribution to overall sales was generally offset by a decline in the contribution of EMEA, where EM normally generates its highest gross profit margins of any region, this shift in regional mix had a significant impact on overall gross profit margins. A second factor impacting gross profit margins was a shift in the channel model of Xilinx, EM’s largest supplier. Xilinx made a strategic decision during the September quarter to transition a number of its strategic accounts to a direct design model. As a result, Avnet experienced a decrease in the percentage of higher gross margin design win business with Xilinx with a corresponding increase in Xilinx-related revenues in the fulfillment model, which yields a lower gross profit margin. Management is actively addressing the alignment of its technical resources that deal with the Xilinx business to ensure this change in business model does not have any lasting impacts on overall profitability. Finally, competitive pricing pressures throughout the electronic component industry, as well as a higher percentage of lower margin software sales in the TS business during the first quarter of fiscal 2006, also impacted overall gross profit margins.
      Both operating groups continue to focus on enhancing operating profitability. With TS’s typically strong second quarter, driven by the calendar year-end budgeting cycles of many of its customers, management expects that the typically lower margin TS business will constitute a larger percentage of Avnet’s overall business in the second quarter of fiscal 2006 when compared with the first fiscal quarter. As a result, consolidated gross profit margins are likely to drop slightly in the second fiscal quarter. However, management expects the mix of business between the operating groups will return to roughly the same ratio as the first quarter fiscal 2006 mix after the end of the calendar year.

Selling, General and Administrative Expenses
      Selling, general and administrative expenses were $338.8 million, or 10.4% of consolidated sales, in the first quarter fiscal 2006. This includes $3.8 million (0.1% of consolidated sales) of incremental stock compensation expense further discussed below. In total, selling, general and administrative expenses increased by $62.2 million over the first quarter of fiscal 2005 as a result of the Memec acquisition. However, selling, general and administrative expenses as a percentage of sales in the prior year first quarter were 10.6% of sales. This 27 basis point year-over-year improvement in selling, general and administrative expense as a percentage of sales is a result of the Company’s ongoing focus on managing levels of operating costs through various value-based management initiatives. Another important metric that the Company monitors is selling, general and administrative expenses as a percentage of gross profit. In the first quarter of fiscal 2006, this ratio was 80.0% as compared with 79.1% in the first quarter of fiscal 2005. The 94 basis point increase in this percentage year-over-year is a function of the decline in gross profit margins discussed previously in this MD&A.
      The current year first quarter represented the first period in which the Company was required to adopt the provisions of Statement of Financial Accounting Standards No. 123R (“SFAS 123R”), Share-Based Payment. SFAS 123R requires all share-based payments to employees, including grants of employee stock options, to be measured at fair value and expensed in the statement of operations. The impact of adopting SFAS 123R, coupled with additional compensation expense associated with increased grants under some of the Company’s non-option, stock-based compensation programs, resulted in $3.8 million of incremental expense during the first quarter of fiscal 2006 when compared to the first quarter of fiscal 2005.
      As discussed in the Executive Summary earlier in this MD&A, the full integration of Memec into Avnet’s existing operations is well underway and is progressing, in many ways, more rapidly and efficiently than initially anticipated. Management estimates that once the integration is complete, it will remove approximately $150 million (up from original estimates of $120 million) of annualized expenses from the combined operations of Avnet and Memec. Based on status of integration efforts to date, management expects it has already achieved nearly 50% of the expected synergies by the end of the first quarter of fiscal 2006. This completion rate is driven primarily by the Americas region being substantially complete with all integration efforts. Because these integration efforts happened throughout the quarter, management estimates it realized a benefit in the first quarter of approximately $16 million. Additionally, management estimates that an additional 20% of the annualized synergies will be realized by the end of each of the next two fiscal quarters with the balance of the synergies realized by the end of the fiscal year. As a result, management expects its operating expense ratios will continue to improve as the year moves forward. While management is confident that the overall annualized synergy target of $150 million will be achieved, the timing of achieving these synergy targets could vary as the integration efforts continue.
Restructuring and Integration Charges
      During the first fiscal quarter of 2006, the Company incurred certain restructuring charges and integration costs primarily as a result of the acquisition of Memec on July 5, 2005, which is being integrated into the Company’s existing EM operations in all three regions. As a result of the acquisition integration efforts, the Company established and approved plans to restructure certain of Avnet’s existing operations to accommodate the merger of the two businesses. In addition, the Company also incurred charges relating to certain cost reduction actions taken by TS in the EMEA region.
      The restructuring charges incurred during the first quarter of fiscal 2006 totaled $7.3 million pre-tax and $5.3 million after-tax, or $0.04 per share on a diluted basis. The pre-tax charges consisted of $3.5 million for severance costs in EM related to the Memec integration, $0.6 million of severance costs for the reduction of TS personnel in EMEA, facility exit costs of $0.8 million, $2.3 million for the write-down of certain capitalized IT-related initiatives, and $0.1 million for other charges.
      Severance charges incurred during the first quarter of fiscal 2006 related to work force reductions of over 200 personnel primarily in administrative and support functions in the EMEA and Americas regions. The majority of the positions eliminated were Avnet personnel that were deemed redundant by management with the merger of Memec into Avnet and also a small number of primarily administrative staff in TS’s operations in EMEA who were identified as redundant based upon the realignment of certain job functions in that region. The facility exit charges relate to liabilities for remaining non-cancelable lease obligations and the write-down of property, plant and equipment at two facilities in the Americas. The facilities, which supported administrative and support functions, and some sales functions, were identified for consolidation based upon the termination of certain personnel discussed above and the relocation of other personnel into other existing Avnet facilities. The IT-related charges resulted from management’s review of certain capitalized systems and hardware as part of the integration effort. A substantial portion of this write-off relates to mainframe hardware that was scrapped due to the purchase of new, higher capacity hardware to handle the increased capacity needs with the addition of Memec. Similarly, certain capitalized IT assets were written off when they became redundant either to other acquired systems or new systems under development in the first quarter of fiscal 2006 as a result of the acquisition of Memec. Other charges in the first quarter of fiscal 2006 relate primarily to certain contract and lease termination charges associated with the redundant employees identified in TS EMEA.
      Of the total amounts utilized during the first quarter of fiscal 2006, $2.4 million represented non-cash write-downs, most of which related to the previously discussed write-downs of IT-related assets. The remaining first quarter charge required or will require the use of cash, of which $3.5 million was paid during the first quarter of fiscal 2006.
      Also related to the Memec acquisition, the Company incurred certain integration related costs, amounting to $6.5 million pre-tax, $4.7 million after tax or $0.03 per share on a diluted basis. The integration costs relate to incremental salary costs, primarily of Memec personnel, who were retained by Avnet for extended periods following the close of the acquisition, solely to assist in the integration of Memec’s IT systems, administrative and logistics operations into those of Avnet. These identified personnel have no other meaningful day-to-day operational responsibilities outside of the integration effort. Also included in integration costs are certain professional fees, travel, meeting, marketing and communication costs that were incrementally incurred solely related to the Memec integration efforts. Integration costs are presented on the consolidated statement of operations as a separate component of operating expenses. All integration costs represent amounts incurred and paid during the first quarter of fiscal 2006.
      As of October 1, 2005, remaining reserves related to the restructuring actions taken in the first quarter of fiscal 2006 total $1.4 million, of which $0.6 million relates to severance reserves, the majority of which management expects to utilize before the end of fiscal 2006, and facility exit and other costs totaling $0.8 million, the majority of which management expects to utilize by 2009.
      As of October 1, 2005, the Company also had certain reserves remaining related to restructuring actions taken in earlier years. Total remaining reserves related to these actions were $10.6 million at the end of the first quarter of fiscal 2006. Included in these remaining reserve amounts was $1.2 million for severance costs, the majority of which management expects to utilize by the end of fiscal 2006. The remaining reserve balance also included $8.9 million for remaining contractual lease commitments, the majority of which will be utilized by the end of fiscal 2007, although a small portion of the remaining reserves relate to lease payouts that extend as late as fiscal 2010. Finally, there were $0.5 million of IT-related and other reserves, related primarily to remaining contractual commitments, the majority of which the Company expects to utilize during fiscal 2006.
      While the above charges related to Avnet personnel, facilities and operations, and are therefore recorded through Avnet’s consolidated statements of operations as restructuring charges, the Company also recorded numerous purchase accounting adjustments during the first quarter of fiscal 2006 related to the acquired personnel and operations of Memec. These adjustments are generally recorded as part of the allocation of purchase price and, therefore, are not recorded in the Company’s consolidated statement of operations. During the first quarter of fiscal 2006, the Company established and approved plans to integrate the acquired operations into all three regions of the Company’s EM operations, for which the Company recorded $83.5 million in purchase accounting adjustments during the quarter. These purchase accounting items consist primarily of severance amounting to $26.4 million for Memec workforce reductions of over 700 personnel (including senior management, administrative, finance and certain operational functions) primarily in the Americas and EMEA regions; lease and other contract termination costs and write-downs in value of Memec owned facilities ($26.1 million); and write-offs or write-downs in value of certain Memec information technology assets ($31.0 million), all primarily in the Americas region. Of these purchase accounting reserves, $10.3 million was paid out in cash during the first quarter of fiscal 2006 and $33.0 million were non-cash write-downs, leaving $40.2 million of remaining reserves, primarily related to severance, which are expected to be substantially paid out before the end of fiscal 2007, and lease commitment reserves, for which payments will extend into fiscal 2008.
Operating Income
      Operating income for the first quarter of fiscal 2006 was $70.7 million, or 2.2% of consolidated sales, as compared with operating income of $73.1 million, or 2.8% of consolidated sales in the first quarter of fiscal 2005. Included in operating income for the first quarter of fiscal 2006 are restructuring and integration charges totaling $13.8 million (0.4% of consolidated sales) in addition to incremental stock-based compensation costs totaling $3.8 million (0.1% of consolidated sales) as discussed earlier in this MD&A. In addition to these specific items, the year-over-year decline in operating income as a percentage of consolidated sales is primarily a result of the decline in gross profit margins due to a number of factors (see Gross Profit and Gross Profit Margins for further discussion).
      EM reported operating income of $69.9 million (3.3% of EM sales) in the first quarter of fiscal 2006 as compared with $58.9 million (3.8% of EM sales) in the prior year first quarter. The decline in operating income margin for EM year-over-year is a function of the gross profit and other trends discussed earlier in this MD&A. TS operating income in the first quarter of fiscal 2006 was $32.6 million (2.8% of TS sales) as compared with $27.3 million (2.6% of TS sales) in the prior year first quarter. TS’s improved operating income margin is a function of the ongoing management of operating costs in the face of the revenue growth experienced by the computer products operating group. Corporate operating expenses totaled $18.0 million in the first quarter of fiscal 2006 as compared to $13.1 million in the first quarter of fiscal 2005. The total for the first quarter of fiscal 2006 includes $3.8 million of incremental stock-based compensation expense discussed above.
Interest Expense and Other Income, net
      Interest expense was $23.7 million in the first quarter of fiscal 2006, up $2.8 million, or 13.7%, from interest expense of $20.9 million in the first quarter of fiscal 2005. A significant portion of the year-over-year increase in interest expense is a result of duplicative interest expense incurred during the first quarter of fiscal 2006 associated with the Company’s issuance of $250.0 million of 6.00% Notes due September 1, 2015 (the “6.00% Notes”), primarily to fund the repurchase of $254.1 million of the Company’s 8.00% Notes due November 15, 2006 (the “8.00% Notes”). Because a tender offer for the repurchase of the 8.00% Notes was outstanding for approximately four weeks after the issuance of the 6.00% Notes, the Company was effectively incurring duplicative interest on both of these bond issuances for a four week period. This duplicative interest expense amounts to approximately $1.5 million pre-tax. The remaining increase in interest expense year-over-year is driven primarily by increasing short-term interest rates on the Company’s variable rate short-term borrowing facilities and on the variable rate hedges of the 8.00% Notes and the 9 3/4% Notes due February 15, 2008. See Financing Transactions for further discussion of the Company’s outstanding debt.
      Other income, net, was $1.9 million in the first quarter of fiscal 2006 as compared with $0.3 million in the first quarter of fiscal 2005. Included in other income in the first quarter of fiscal 2006 is approximately $0.4 million of interest income earned on the investment of the net proceeds from the issuance of the 6.00% Notes discussed above during the four week tender period for the 8.00% Notes. The remaining increase in other income, net, is primarily a function of higher interest rates on invested cash and cash equivalent balances during the first quarter of fiscal 2006.
Debt Extinguishment Costs
      As further described in Financing Transactions, the Company incurred debt extinguishment costs in the first quarter of fiscal 2006 associated with the repurchase of $254.1 million of the 8.00% Notes. The costs, which related primarily to premiums and other transaction costs associated with the repurchase, totaled $11.7 million pre-tax, $7.1 million after tax or $0.05 per share on a diluted basis.
Income Tax Provision
      The Company’s effective tax rate on its income before income taxes was 33.0% in the first quarter of fiscal 2006 as compared with 30.8% in the first quarter of fiscal 2005. The mix of Avnet’s profits, including the profits of the newly acquired Memec business, amongst its various international subsidiaries with varying statutory tax rates impacts the Company’s effective tax rate. The Company’s effective tax rate is also computed based upon projected mix of profits for the remainder of the fiscal year.
Net Income
      As a result of the operational performance and other factors described in the preceding sections of this MD&A, the Company’s consolidated net income for the first quarter of fiscal 2006 was $24.9 million, or $0.17 per share on a diluted basis, as compared with $36.3 million, or $0.30 per share on a diluted basis, in the prior year first quarter. The current year results include the negative after-tax impact, totaling $20.0 million, or $0.14 per share on a diluted basis, consisting of incremental stock-based compensation costs ($2.3 million or $0.02 per share on a diluted basis), restructuring and integration charges ($10.0 million or $0.07 per share on a diluted basis) and debt extinguishment costs and duplicative net interest expense ($7.7 million or $0.05 per share on a diluted basis). Additionally, the first quarter of fiscal 2006 earnings per share is significantly impacted by a 21% increase in weighted average diluted shares outstanding due primarily to the issuance of 24.0 million shares to Memec shareholders for the acquisition of Memec.
LIQUIDITY AND CAPITAL RESOURCES
Cash Flow
      The following table summarizes the Company’s cash flow activity for the quarters ended October 1, 2005 and October 2, 2004, including the Company’s computation of free cash flow and a reconciliation of this metric to the nearest GAAP measures of net income and net cash flow from operations. Management’s computation of free cash flow consists of net cash flow from operations plus cash flows generated from or used for purchases and sales of property, plant and equipment, acquisitions of operations, effects of exchange rates on cash and cash equivalents and other financing activities. Management believes that the non-GAAP metric of free cash flow is a useful measure to help management and investors better assess and understand the Company’s operating performance and sources and uses of cash. Management also believes the analysis of free cash flow assists in identifying underlying trends in the business. Computations of free cash flow may differ from company to company. Therefore, the analysis of free cash flow should be used as a complement to, and in conjunction with, the Company’s consolidated statements of cash flows presented in the accompanying consolidated financial statements.

      Management also analyzes cash flow from operations based upon its three primary components noted in the table below: net income, non-cash and other reconciling items and cash flow used for working capital. Similar to free cash flow, management believes that this breakout is an important measure to help management and investors to understand the trends in the Company’s cash flows, including the impact of management’s focus on asset utilization and efficiency through its management of the net balance of receivables, inventories and accounts payable.

	First Quarters Ended

	October 1,	October 2,
	2005	2004

	(Thousands)
Net income	$24,897	$36,331
Non-cash and other reconciling items(1)	33,858	33,881
Cash flow used for working capital (excluding cash and cash equivalents)(2)	(208,013)	(77,455)

Net cash flow used for operations	(149,258)	(7,243)
Cash flow generated from (used for):
Purchase of property, plant and equipment	(13,149)	(6,246)
Cash proceeds from sales of property, plant and equipment	292	459
Acquisitions of operations, net	(297,990)	(1,045)
Effect of exchange rates on cash and cash equivalents	(1,039)	3,165
Other, net financing activities	22,069	(151)

Net free cash flow	(439,075)	(11,061)
Proceeds from (repayment of) debt, net	5,874	(41,140)

Net decrease in cash and cash equivalents	$(433,201)	$(52,201)

(1)	Non-cash and other reconciling items are the combination of depreciation and amortization, deferred income taxes, non-cash restructuring and other charges, and other, net (primarily the provision for doubtful accounts), in cash flows from operations.

(2)	Cash flow used for working capital is the combination of the changes in the Company’s working capital and other balance sheet accounts in cash flows from operations (receivables, inventories, accounts payable and accrued expenses and other, net).
      During the first quarter of fiscal 2006, the Company used $149.3 million of cash and cash equivalents for its operating activities as compared with a use of $7.2 million in the first quarter of fiscal 2005. Two significant uses of cash and cash equivalents for operating activities related to: (1) an accelerated contribution to the Company’s pension plan during the first quarter of fiscal 2006, which amounted to $58.6 million and (2) cash payments of approximately $20.3 million made during the first quarter of fiscal 2006 associated with the various reserves established through the Company’s restructuring charges and purchase accounting adjustments recorded during the quarter (see Notes 4 and 13 to the accompanying consolidated financial statements and Results of Operations — Restructuring and Integration Charges in this MD&A for further discussion of these items). The remaining use of cash, primarily for working capital requirements, in the first quarter of fiscal 2006 was a result of some strategic buildup of inventory in EM’s Asia and EMEA operations in anticipation of the integration of Memec IT-systems in both regions and the integration of Memec’s warehouse operations in Asia in the early part of the second quarter of fiscal 2006. The softening of demand, primarily in EM’s EMEA operations (see Results of Operations — Sales for further discussion), also contributed to a lesser extent to some buildup of inventory during the first quarter of fiscal 2006. Despite the growth of inventory, EM achieved record inventory turns during the first quarter of fiscal 2006. The usage of cash and cash equivalents for working capital requirements in the first quarter of fiscal 2005 was a result of business trends at that time. With increasing sales levels and due to some quarter-end purchases in TS in anticipation of its seasonally strong December quarter, the Company invested in working capital during the prior year first quarter.
      The Company’s cash flows associated with investing activities included a higher level of capital expenditures during the first quarter of fiscal 2006, primarily related to the new mainframe purchase and the ongoing development of one additional operating system to replace one of the systems that was disposed of as part of the restructuring charge in the first quarter (see Results of Operations — Restructuring and Integration Charges for further discussion). Also included in cash flows from investing activities is the significant outflow of approximately $297.1 million, during the quarter, associated with the Company’s acquisition of Memec, including retirement of substantially all of Memec’s debt at the time of the acquisition (see Note 4 to the accompanying Consolidated Financial Statements for further discussion). Also included in the first quarter of fiscal 2006 cash outflow for acquisitions of operations was an additional earn-out payment associated with a small acquisition completed in fiscal 2005. Finally, the cash inflows associated with other net financing activities in the first quarter of fiscal 2006 related primarily to cash received for exercise of stock options and the excess tax benefit associated with stock option exercises during the quarter.
      As a result of the factors discussed above, the Company utilized free cash flow of $439.1 million in the first quarter of fiscal 2006 as compared with a utilization of $11.1 million in the first quarter of fiscal 2005. The Company also generated a net cash inflow of $5.9 million and a net cash outflow of $41.1 million from other debt-related activities in the first quarter of fiscal 2006 and first quarter of fiscal 2005, respectively. As part of the Company’s financing activities, the Company also utilized cash and cash equivalents of $17.0 million during the first quarter of fiscal 2006 for the repurchase of $254.1 million of the Company’s 8% Notes (see Financing Transactions), related to the difference between net proceeds on the issuance of the 6% Notes and the amounts paid for the repurchase, including premiums and transaction costs. These results combined to yield a net usage of cash of $433.2 million in the first quarter of fiscal 2006 as compared with a net usage of cash of $52.2 million in the first quarter of fiscal 2005.
Capital Structure and Contractual Obligations
      The following table summarizes the Company’s capital structure as of the end of the first quarter of fiscal 2006 with a comparison to fiscal 2005 year-end:

	October 1,	% of Total	July 2,	% of Total
	2005	Capitalization	2005	Capitalization

	(Dollars in thousands)
Short-term debt	$101,285	2.7%	$61,298	1.8%
Long-term debt	1,168,652	30.5	1,183,195	35.4

Total debt	1,269,937	33.2	1,244,493	37.2
Shareholders’ equity	2,559,706	66.8	2,097,033	62.8

Total capitalization	$3,829,643	100.0	$3,341,526	100.0

      Long-term debt in the above table includes the fair value adjustment of $8.4 million decreasing total debt and capitalization at October 1, 2005 and $0.9 million increasing total debt and capitalization at July 2, 2005. This fair value adjustment is a result of the Company’s fair value hedges on its 8.00% and 9 3/4% Notes discussed in Financing Transactions below. The capitalization as of October 1, 2005 also reflects the impact of 24.0 million shares of Avnet common stock issued to the former owners of Memec as part of the acquisition of Memec. The impact on the Company’s consolidated shareholders’ equity related to this issuance is $418.3 million (see Note 4 to the accompanying Consolidated Financial Statements for further discussion).
      For a description of the Company’s long-term debt and lease commitments for the next five years and thereafter, see Long-Term Contractual Obligations appearing in Item 7 of the Company’s Annual Report on Form 10-K for the year ended July 2, 2005. With the exception of the Company’s debt transactions and equity issuance discussed herein, there are no material changes to this information outside of normal lease payments.

      The Company also had an accounts receivable securitization program (the “Program”) at July 2, 2005, discussed more fully in Off-Balance Sheet Arrangements below. There were no drawings under the Program at July 2, 2005.
      The Company does not currently have any material commitments for capital expenditures.
Financing Transactions
      As of October 1, 2005, the Company had an unsecured $350.0 million credit facility with a syndicate of banks (the “Credit Facility”), expiring in June 2007. The Company may select from various interest rate options, currencies and maturities under the Credit Facility. The Credit Facility contains certain covenants, all of which the Company was in compliance with as of October 1, 2005. There were no borrowings under the Credit Facility at October 1, 2005.
      In October 2005, the Company amended and restated the Credit Facility to, among other things, increase the borrowing capacity from $350.0 million to $500.0 million and increase the maximum amount of the total facility that can be used for letters of credit from $75.0 million to $100.0 million (the “Amended Credit Facility”). In addition, the Amended Credit Facility has a five-year term that matures in October 2010.
      In August 2005, the Company issued $250.0 million of 6.00% Notes due September 1, 2015 (the “6% Notes”). The proceeds from the offering, net of discount and underwriting fees, totaled $246.5 million. The Company used these proceeds, plus cash and cash equivalents on hand, to fund the tender and repurchase of $250.0 million of the 8.00% Notes due November 15, 2006 (the “8% Notes”), at a price of $1,045 per $1,000 principal amount of Notes. In addition, the Company also repurchased $4.1 million of the 8% Notes at a premium of approximately $1,038 per $1,000 principal amount of Notes. As a result of the tender and repurchases, the Company incurred debt extinguishment costs of $11.7 million pre-tax, $7.1 million after tax or $0.05 per share on a diluted basis, relating primarily to premiums and other transaction costs.
      In August 2005, the Company also amended its accounts receivable securitization program to, among other things, increase the maximum available for borrowing from $350.0 million to $450.0 million. In addition, the amended Program now provides that drawings under the facility no longer qualify as off-balance sheet financing (see Off-Balance Sheet Arrangements). As a result, the receivables and related debt obligation will remain on the Company’s consolidated balance sheet when amounts are drawn under the Program. The amended Program has a one year term expiring in August 2006. There were no drawings outstanding under the Program at October 1, 2005.
      The Company’s $300.0 million of 2% Convertible Senior Debentures due March 15, 2034 (the “Debentures”) are convertible into Avnet common stock at a rate of 29.5516 shares of common stock per $1,000 principal amount of Debentures. The Debentures are only convertible under certain circumstances, including if: (i) the closing price of the Company’s common stock reaches $45.68 per share (subject to adjustment in certain circumstances) for a specified period of time; (ii) the average trading price of the Debentures falls below a certain percentage of the conversion value per Debenture for a specified period of time; (iii) the Company calls the Debentures for redemption; or (iv) certain corporate transactions, as defined, occur. Upon conversion, the Company will deliver cash in lieu of common stock as the Company made an irrevocable election in December 2004 to satisfy the principal portion of the Debentures, if converted, in cash. The Company may redeem some or all of the Debentures for cash any time on or after March 20, 2009 at the Debentures’ full principal amount plus accrued and unpaid interest, if any. Holders of the Debentures may require the Company to purchase, in cash, all or a portion of the Debentures on March 15, 2009, 2014, 2019, 2024 and 2029, or upon a fundamental change, as defined, at the Debentures’ full principal amount plus accrued and unpaid interest, if any.
      At July 2, 2005, the Company had two interest rate swaps with a total notional amount of $400.0 million in order to hedge the change in fair value of the 8% Notes related to fluctuations in interest rates. These contracts were classified as fair value hedges with a November 2006 maturity date. The interest rate swaps modified the Company’s interest rate exposure by effectively converting the fixed rate on the 8% Notes to a floating rate (6.4% at July 2, 2005) based on three-month U.S. LIBOR plus a spread through their maturities.

During the first quarter of fiscal 2006, the Company terminated the interest rate swaps which hedged the 8% Notes due to the repurchase of $254.1 million of the $400.0 million 8% Notes. The termination of the swaps resulted in net proceeds to the Company of $2.0 million, of which $1.3 million was netted in debt extinguishment costs in the first quarter of fiscal 2006 based on the pro rata portion of the 8% Notes repurchased. The remaining proceeds of $0.7 million, which represent the pro rata portion of the 8% Notes that have not been repurchased, have been capitalized in other long-term debt and are being amortized over the maturity of the remaining 8% Notes.
      The Company has three additional interest rate swaps with a total notional amount of $300.0 million in order to hedge the change in fair market value of the 9 3/4% Notes due February 15, 2008 (the “9 3/4% Notes”) related to fluctuations in interest rates. These hedges are classified as fair value hedges and mature in February 2008. These interest rate swaps modify the Company’s interest rate exposure by effectively converting the fixed rate on the 9 3/4% Notes to a floating rate (10.3% at October 1, 2005) based on three-month U.S. LIBOR plus a spread through their maturities.
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

Off-Balance Sheet Arrangements
      At July 2, 2005, the Company had a $350.0 million accounts receivable securitization program with two financial institutions whereby it could to sell, on a revolving basis, an undivided interest in a pool of its trade accounts receivable. Under the Program, the Company could sell receivables in securitization transactions and retain a subordinated interest and servicing rights to those receivables. To the extent receivables were sold under the Program, they would be sold without legal recourse to third party conduits through a wholly owned bankruptcy-remote special purpose entity that is consolidated for financial reporting purposes. At July 2, 2005, the Program qualified for sale treatment under Statement of Financial Accounting Standards No. 140, Accounting for Transfer and Servicing of Financial Assets and Extinguishment of Liabilities. There were no receivables sold under the Program at July 2, 2005. As discussed in Financing Transactions, the Program was amended during the first quarter of fiscal 2006 such that, among other things, drawings under the Program no longer qualify for off-balance sheet treatment.
Covenants and Conditions
      The Program agreement discussed above required the Company to maintain senior unsecured credit ratings above certain minimum ratings triggers in order to continue utilizing the Program. These minimum ratings triggers were Ba3 by Moody’s Investor Services or BB- by Standard & Poors. The minimum ratings triggers were eliminated in the amended Program discussed in Financing Transactions and Off-Balance Sheet Arrangements and replaced with minimum interest coverage and leverage ratios as defined in the Credit Facility (see discussion below). The Program agreement in effect at July 2, 2005, as well as the amended Program agreement, also contain certain covenants relating to the quality of the receivables sold. If these conditions are not met, the Company may not be able to borrow any additional funds and the financial institutions may consider this an amortization event, as defined in the agreements, which would permit the financial institutions to liquidate the accounts receivable sold to cover any outstanding borrowings. Circumstances that could affect the Company’s ability to meet the required covenants and conditions of the agreements include the Company’s ongoing profitability and various other economic, market and industry factors. Management does not believe that the covenants under the Program limit the Company’s ability to pursue its intended business strategy or future financing needs. The Company was in compliance with all covenants of the amended and original Program agreements at October 1, 2005 and July 2, 2005, respectively.
      The Credit Facility and Amended Credit Facility discussed in Financing Transactions contain certain covenants with various limitations on debt incurrence, dividends, investments and capital expenditures and also includes financial covenants requiring the Company to maintain minimum interest coverage and leverage ratios, as defined. Management does not believe that the covenants in the Credit Facility limit the Company’s ability to pursue its intended business strategy or future financing needs. The Company was in compliance with all covenants of the amended and the original Credit Facility as of October 1, 2005 and July 2, 2005, respectively.
      See Liquidity for further discussion of the Company’s availability under these various facilities.
Liquidity
      The Company had total borrowing capacity of $800.0 million at October 1, 2005 under the Credit Facility and the Program, against which $23.2 million in letters of credit were issued under the Credit Facility, resulting in $776.8 million of net availability at the end of the first quarter. With the amendment to the Credit Facility subsequent to the first quarter of fiscal 2006, the Company increased its total borrowing capacity by an additional $150.0 million under the Amended Credit Facility. The Company also had $204.7 million of cash and cash equivalents at October 1, 2005. There are no significant financial commitments of the Company outside of normal debt and lease maturities discussed in Capital Structure and Contractual Obligations. Management believes that Avnet’s borrowing capacity, its current cash availability and the Company’s expected ability to generate operating cash flows are sufficient to meet its projected financing needs. The Company is less likely to generate significant operating cash flows in a growing electronic component and computer products industry. However, additional cash requirements for working capital are generally expected to be offset by the operating cash flows generated by the Company’s enhanced profitability as Avnet continues to realize further operating expense synergies following the acquisition of Memec. Furthermore, the next significant public debt maturity is not until the $145.9 million of 8% Notes mature in November 2006, which management expects to be able to repay through available cash and cash equivalents or available liquidity.
      The following table highlights the Company’s liquidity and related ratios as of the end of the first quarter of fiscal 2006 with a comparison to the fiscal 2005 year-end:
COMPARATIVE ANALYSIS — LIQUIDITY

	October 1,	July 2,	Percentage
	2005	2005	Change

	(Dollars in millions)
Current Assets	$4,114.4	$3,783.0	8.8%
Quick Assets	2,473.9	2,526.5	(2.1)
Current Liabilities	2,128.0	1,717.5	23.9
Working Capital	1,986.4	2,065.4	(3.8)
Total Debt	1,269.9	1,244.5	2.0
Total Capital (total debt plus total shareholders’ equity)	3,829.6	3,341.5	14.6
Quick Ratio	1.2:1	1.5:1
Working Capital Ratio	1.9:1	2.2:1
Debt to Total Capital	33.2%	37.2%
      As discussed in Cash Flow, the Company utilized approximately $393.0 million for a number of notable transactions during the first quarter of fiscal 2006, including the acquisition of Memec, accelerated contributions to the Company’s pension plan, cash used in connection with the repurchase of the Company’s 6% Notes and cash payments made during the quarter related to restructuring charges, integration costs and charges recorded through purchase accounting. The Company’s quick assets (consisting of cash and cash equivalents and receivables) declined 2.1% from July 2, 2005 to October 1, 2005 as a result of the cash usage discussed above, offset in part by the increase in receivables, resulting primarily from the acquisition of Memec. The decrease in quick assets was offset by an increase in inventory balances (see Cash Flow for further discussion), also primarily due to the acquisition of Memec, resulting in an 8.8% increase in current assets. Current liabilities grew with the acquisition of Memec and the corresponding growth in the size of Avnet’s business. Additionally, the Company retained one of Memec’s short-term borrowing facilities in Japan, which is the primary reason for an increased short-term borrowings balance at October 1, 2005. As a result of the factors noted above, total working capital decreased by approximately 3.8% during the first quarter of fiscal 2006. Total capital grew primarily due to the 24.0 million shares of Avnet common stock granted to Memec’s former shareholders to complete the acquisition. This corresponding $418.3 growth in equity is also the primary reason for the Company’s debt to capital ratio dropping from 37.2% at July 2, 2005 to 33.2% at October 1, 2005, as the Company paid off the majority of Memec’s outstanding debt as part of the close of the acquisition.

Recently Issued Accounting Pronouncements
      In May 2005, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standard No. 154 (“SFAS 154”), Accounting Changes and Error Corrections. SFAS 154 applies to all voluntary changes in accounting principle as well as to changes required by an accounting pronouncement that does not include specific transition provisions. SFAS 154 eliminates the requirement in Accounting Principles Board Opinion No. 20, Accounting Changes, to include the cumulative effect of changes in accounting principle in the income statement in the period of change and, instead, requires changes in accounting principle to be retrospectively applied. Retrospective application requires the new accounting principle to be applied as if the change occurred at the beginning of the first period presented by modifying periods previously reported, if an estimate of the prior period impact is practicable and estimable. SFAS 154 is effective for accounting changes and corrections of errors made in fiscal years beginning after December 15, 2005. The Company does not currently anticipate any changes in accounting principle other than the adoption of SFAS 123(R) discussed below, which has its own adoption transition provision and is therefore not in the scope of SFAS 154. As a result, Avnet does not believe the adoption of SFAS 154 will have a material impact on the Company’s consolidated financial statements.
      Effective in the first quarter of fiscal 2006, the Company adopted SFAS 123R, which revises SFAS No. 123, Accounting for Stock-Based Compensation and supersedes APB Opinion No. 25, Accounting for Stock Issued to Employees. SFAS 123R requires all share-based payments to employees, including grants of employee stock options, be measured at fair value and expensed in the consolidated statement of operations over the service period (generally the vesting period). Upon adoption, the Company transitioned to SFAS 123R using the modified prospective application, whereby compensation cost is only recognized in the consolidated statements of operations beginning with the first period that SFAS 123R is effective and thereafter, with prior periods’ stock-based compensation for option and employee stock purchase plan activity still presented on a pro forma basis. The Company continues to use the Black-Scholes option valuation model to value stock options. As a result of the adoption of SFAS 123R, the Company recognized a $3.2 million pre-tax charge associated with expensing of stock options and employee stock purchase plan activity. Additionally, the Company enhanced its grant activity under other stock compensation programs that have always been expensed in the Company’s consolidated statements of operations, which yielded incremental expense under the other programs amounting to $0.6 million, when compared with the first quarter of fiscal 2005. The combination of these two changes resulting from the adoption of SFAS 123R resulted in incremental expenses of $3.8 million pre-tax (included in selling, general and administrative expenses), $2.3 million after-tax or $.0.02 per share on a diluted basis.
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
      In November 2004, the FASB issued SFAS No. 151, Inventory Costs, an amendment of ARB No. 43, Chapter 4 (“SFAS 151”). SFAS 151 requires that abnormal inventory costs such as abnormal freight, handling costs and spoilage be expensed as incurred rather than capitalized as part of inventory, and requires the allocation of fixed production overhead costs to be based on normal capacity. SFAS 151 is to be applied prospectively and is effective for inventory costs incurred during fiscal years beginning after June 15, 2005. The adoption of SFAS 151 did not have a material impact on the Company’s consolidated financial statements.

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
      See Item 7A, Quantitative and Qualitative Disclosures About Market Risk, in the Company’s Annual Report on Form 10-K for the year ended July 2, 2005 for further discussion of market risks associated with interest rates and foreign currency exchange. Avnet’s exposure to foreign exchange risks have not changed materially since July 2, 2005 as the Company continues to hedge the majority of its foreign exchange exposures. Thus, any increase or decrease in fair value of the Company’s foreign exchange contracts is generally offset by an opposite effect on the related hedged position.
      See Liquidity and Capital Resources — Financing Transactions appearing in Item 2 of this Report for further discussion of the Company’s financing facilities and capital structure. As of October 1, 2005, 69% of the Company’s debt bears interest at a fixed rate and 31% of the Company’s debt bears interest at variable rates (including as variable rate debt $300.0 million of the 9 3/4% Notes based on the variable rate hedges in place to hedge the Company’s exposure to changes in fair value associated with these Notes due to changes in interest rates — see Liquidity and Capital Resources — Financing Transactions for further discussion). Therefore, a hypothetical 1.0% (100 basis point) increase in interest rates would result in a $1.0 million impact on income before income taxes in the Company’s consolidated statement of operations for the quarter ended October 1, 2005.

Item 4.	Controls and Procedures
      The Company’s management, including its Chief Executive Officer and Chief Financial Officer, have evaluated the effective ness of the Company’s disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934 (the “Exchange Act”)) as of the end of the reporting period covered by this quarterly report on Form 10-Q. Based on such evaluation, the Chief Executive Officer and Chief Financial Officer have concluded that, as of the end of the period covered by this quarterly report on Form 10-Q, the Company’s disclosure controls and procedures are effective such that material information required to be disclosed by the Company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified by the Securities and Exchange Commission’s rules and forms relating to the Company.
      During the first quarter of fiscal 2006, there have been no changes to the Company’s internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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
      The Company is a PRP at a manufacturing site in Huguenot, New York, currently under investigation by the New York State Department of Environmental Conservation (“NYSDEC”), which site the Company owned from the mid-1960s until the early-1970s. The Company has been engaged in litigation to apportion the estimated clean-up costs among it and the current and former owners and operators of the site. The Company has reached a tentative settlement in this matter, which will, upon payment, relieve the Company of ongoing liability for the first phase of the environmental clean up (estimated to cost a total of $2.4 million for all parties to remediate contaminated soils) and for past costs incurred by NYSDEC and the current owner of the site. This tentative agreement is still subject to finalization, including ratification by all parties involved and the remediation plan is subject to final approval by NYSDEC. Based on the tentative settlement arrangement and the expected costs of the remediation efforts, the Company does not anticipate its liability in the matter will be material to its financial position, cash flow or results of operations.
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

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds
      The following table includes the Company’s monthly purchases of common stock during the first quarter ended October 1, 2005:

				Maximum Number
				(or Approximate
			Total Number of	Dollar Value) of
			Shares Purchased	Shares That May
	Total Number		as Part of Publicly	yet be Purchased
	of Shares	Average Price	Announced Plans	Under the Plans
Period	Purchased	Paid per Share	or Programs	or Programs

July	20,000	$24.74	—	—
August	25,000	$26.19	—	—
September	15,000	$26.56	—	—
      The purchases of Avnet common stock noted above were made on the open market to obtain shares for purchase under the Company’s Employee Stock Purchase Plan. None of these purchases were made pursuant to a publicly announced repurchase plan and the Company does not currently have a stock repurchase plan in place.

Item 6.	Exhibits

Exhibit
Number		Exhibit

10	.1*	Change of Control Agreement dated November 8, 2005 between the Company and Harley Feldberg.

31	.1*	Certification by Roy Vallee, Chief Executive Officer, under Section 302 of the Sarbanes-Oxley Act of 2002.

31	.2*	Certification by Raymond Sadowski, Chief Financial Officer, under Section 302 of the Sarbanes-Oxley Act of 2002.

32	.1**	Certification by Roy Vallee, Chief Executive Officer, under Section 906 of the Sarbanes-Oxley Act of 2002.

32	.2**	Certification by Raymond Sadowski, Chief Financial Officer, under Section 906 of the Sarbanes-Oxley Act of 2002.

*	Filed herewith.

**	Furnished herewith.

SIGNATURE
      Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

AVNET, INC.
(Registrant)

By:	/s/ RAYMOND SADOWSKI

Raymond Sadowski
Senior Vice President and
Chief Financial Officer
Date: November 9, 2005