Form 10-Q
period 2005-12-31
AVNET INC
filed 2006-02-03
CIK 8858

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended December 31, 2005

Commission File #1-4224
AVNET, INC.
Incorporated in New York

IRS Employer Identification No. 11-1890605
2211 South 47th Street, Phoenix, Arizona 85034
(480) 643-2000

      Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days. Yes ☑     No ☐
      Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer (as defined in Rule 12b-2 of the Exchange Act).
Large accelerated filer ☑     Accelerated filer ☐     Non-accelerated filer ☐
      Indicate by checkmark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐     No ☑
      The total number of shares outstanding of the registrant’s Common Stock (net of treasury shares) as of January 27,
2006—146,281,787 shares.

AVNET, INC. AND SUBSIDIARIES

FORWARD-LOOKING STATEMENTS
      This Report contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended, with respect to the financial condition, results of operations and business of Avnet, Inc. and subsidiaries (“Avnet” or the “Company”). You can find many of these statements by looking for words like “believes,” “expects,” “anticipates,” “should,” “will,” “may,” “estimates” or similar expressions in this Report or in documents incorporated by reference in this Report.
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
      Avnet does not undertake any obligation to update any forward-looking statements, whether as a result of new information, future events or otherwise.

PART I
FINANCIAL INFORMATION

Item 1.	Financial Statements
AVNET, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(Unaudited)

	December 31,	July 2,
	2005	2005

	(Thousands, except share
	amounts)

ASSETS

Current assets:

Cash and cash equivalents	$219,140	$637,867

Receivables, less allowances of $91,748 and $85,079, respectively	2,557,849	1,888,627

Inventories	1,508,879	1,224,698

Other	49,089	31,775

Total current assets	4,334,957	3,782,967

Property, plant and equipment, net	161,534	157,428

Goodwill (Notes 4 and 5)	1,369,718	895,300

Other assets	289,291	262,520

Total assets	$6,155,500	$5,098,215

LIABILITIES AND SHAREHOLDERS’ EQUITY

Current liabilities:

Borrowings due within one year (Note 6)	$288,452	$61,298

Accounts payable	1,696,710	1,296,713

Accrued expenses and other	492,855	359,507

Total current liabilities	2,478,017	1,717,518

Long-term debt, less due within one year (Note 6)	1,020,930	1,183,195

Other long-term liabilities	56,516	100,469

Total liabilities	3,555,463	3,001,182

Commitments and contingencies (Note 7)

Shareholders’ equity (Notes 9 and 10):

Common stock $1.00 par; authorized 300,000,000 shares; issued 145,958,000 shares and 120,771,000 shares, respectively	145,958	120,771

Additional paid-in capital	993,966	569,638

Retained earnings	1,357,561	1,283,028

Cumulative other comprehensive income (Note 9)	102,705	123,705

Treasury stock at cost, 6,960 shares and 5,231 shares, respectively	(153)	(109)

Total shareholders’ equity	2,600,037	2,097,033

Total liabilities and shareholders’ equity	$6,155,500	$5,098,215

See notes to consolidated financial statements.

AVNET, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

	Second Quarters Ended		Six Months Ended

	December 31,	January 1,	December 31,	January 1,
	2005	2005	2005	2005

	(Thousands, except per share data)

Sales	$3,759,112	$2,883,155	$7,027,377	$5,483,156

Cost of sales (Note 13)	3,297,276	2,509,275	6,142,309	4,759,666

Gross profit	461,836	373,880	885,068	723,490

Selling, general and administrative expenses	341,451	289,902	680,221	566,441

Restructuring and other charges (Note 13)	15,632	—	22,956	—

Integration costs (Note 13)	9,255	—	15,717	—

Operating income	95,498	83,978	166,174	157,049

Other income, net	2,960	113	4,838	386

Interest expense	(23,115)	(21,254)	(46,844)	(42,125)

Debt extinguishment costs (Note 6)	—	—	(11,665)	—

Income before income taxes	75,343	62,837	112,503	115,310

Income tax provision	25,707	19,327	37,970	35,469

Net income	$49,636	$43,510	$74,533	$79,841

Net earnings per share (Note 10):

Basic	$0.34	$0.36	$0.51	$0.66

Diluted	$0.34	$0.36	$0.51	$0.66

Shares used to compute earnings per share (Note 10):

Basic	145,978	120,555	145,374	120,539

Diluted	146,821	121,426	146,886	121,353

See notes to consolidated financial statements.

AVNET, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Six Months Ended

	December 31,	January 1,
	2005	2005

	(Thousands)

Cash flows from operating activities:

Net income	$74,533	$79,841

Non-cash and other reconciling items:

Depreciation and amortization	32,975	30,764

Deferred income taxes	2,044	37,280

Non-cash restructuring and other charges (Note 13)	12,945	—

Other, net (Note 11)	33,708	22,125

Changes in (net of effects from business acquisitions):

Receivables	(333,864)	(103,456)

Inventories	(52,590)	21,991

Accounts payable	134,322	173,420

Accrued expenses and other, net	(65,073)	(24,188)

Net cash flows (used for) provided from operating activities	(161,000)	237,777

Cash flows from financing activities:

Issuance of notes in public offering, net of issuance costs (Note 6)	246,483	—

Repayment of notes (Note 6)	(256,325)	(2,956)

Proceeds from (repayments of) bank debt, net (Note 6)	58,111	(6,223)

Repayments of other debt, net (Note 6)	(578)	(145)

Other, net (Note 11)	23,579	184

Net cash flows provided from (used for) financing activities	71,270	(9,140)

Cash flows from investing activities:

Purchases of property, plant and equipment	(24,067)	(15,740)

Cash proceeds from sales of property, plant and equipment	1,629	6,797

Acquisition of operations, net (Note 4)	(304,022)	(1,105)

Net cash flows used for investing activities	(326,460)	(10,048)

Effect of exchange rate changes on cash and cash equivalents	(2,537)	15,767

Cash and cash equivalents:

— (decrease) increase	(418,727)	234,356

— at beginning of period	637,867	312,667

— at end of period	$219,140	$547,023

Additional cash flow information (Note 11)
See notes to consolidated financial statements.

AVNET, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
1. In the opinion of management, the accompanying unaudited interim consolidated financial statements contain all adjustments necessary, all of which are of a normal recurring nature, except for the acquisition and purchase price allocation adjustments discussed in Note 4, the debt extinguishment costs discussed in Note 6 and the restructuring and other charges and integration costs discussed in Note 13, to present fairly the Company’s financial position, results of operations and cash flows. For further information, refer to the consolidated financial statements and accompanying notes included in the Company’s Annual Report on Form 10-K for the fiscal year ended July 2, 2005.
   Certain reclassifications have been made to the prior period financial statements to conform to the current year presentation.
2. The results of operations for the second quarter and six months ended December 31, 2005 are not necessarily indicative of the results to be expected for the full year.
3. Stock-based Compensation
      Effective in the first quarter of fiscal 2006, the Company adopted Statement of Financial Accounting Standards No. 123 (revised 2004), Share-Based Payments (“SFAS 123R”), which revises SFAS No. 123, Accounting for Stock-Based Compensation and supersedes APB Opinion No. 25, Accounting for Stock Issued to Employees. SFAS 123R requires all share-based payments to employees, including grants of employee stock options, be measured at fair value and expensed in the consolidated statement of operations over the service period (generally the vesting period). Upon adoption, the Company transitioned to SFAS 123R using the modified prospective application, whereby compensation cost is only recognized in the consolidated statements of operations beginning with the first period that SFAS 123R is effective and thereafter, with prior periods’ stock-based compensation for option and employee stock purchase plan activity still presented on a pro forma basis. The Company continues to use the Black-Scholes option valuation model to value stock options. As a result of the adoption of SFAS 123R, the Company recognized pre-tax charges of $2,871,000 and $6,025,000, respectively, in the three and six months ended December 31, 2005, associated with the expensing of stock options and employee stock purchase plan activity. Additionally, the Company increased its grant activity under other stock-based compensation programs that have always been expensed in the Company’s consolidated statements of operations, which yielded incremental expense under these other programs amounting to $1,150,000 and $1,777,000, respectively, when compared with the second quarter of fiscal 2005 and first half of fiscal 2005. In the second quarter of fiscal 2006, the combination of these two changes resulting from the adoption of SFAS 123R resulted in incremental expenses of $4,021,000 pre-tax (included in selling, general and administrative expenses), $2,649,000 after tax or $0.02 per share on a diluted basis. In the first half of fiscal 2006, the incremental expense was $7,802,000 pre-tax (included in selling, general and administrative expenses), $4,935,000 after tax or $0.04 per share on a diluted basis.

AVNET, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
      Reported and pro forma net income and earnings per share are as follows:

	Second Quarters Ended		Six Months Ended

	December 31,	January 1,	December 31,	January 1,
	2005	2005	2005	2005

	(Thousands, except per share data)

Pre-tax stock-based compensation expense assuming fair value method applied to all awards(1)	$4,359	$3,607	$8,429	$8,005

Stock-based compensation expense, net of tax	$2,872	$2,180	$5,332	$4,839

Net income, as reported	$49,636	$43,510	$74,533	$79,841

Fair value impact of employee stock compensation not reported in net income, net of tax	—	(2,009)	—	(4,499)

Pro forma net income	$49,636	$41,501	$74,533	$75,342

Earnings per share:

Basic and diluted — as reported	$0.34	$0.36	$0.51	$0.66

Basic — pro forma	$0.34	$0.35	$0.51	$0.63

Diluted — pro forma	$0.34	$0.34	$0.51	$0.62

(1)	Includes stock-based compensation expense for incentive stock, stock options, Employee Stock Purchase Plan activity and directors’ compensation for the periods presented.
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

	Second Quarters Ended		Six Months Ended

	December 31,	January 1,	December 31,	January 1,
	2005	2005	2005	2005

Expected life (years)	—	6.0	6.0	6.0

Risk-free interest rate	—	3.7%	4.1%	3.5%

Weighted average volatility	—	44.8%	43.4%	44.9%

Dividend yield	—	—	—	—
      At December 31, 2005, the Company had 14,698,033 shares of common stock reserved for stock option and stock incentive programs.

AVNET, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Stock Option Plans
      The Company has four stock option plans with shares available for grant at December 31, 2005 as follows:

	Plan

	1996	1997	1999	2003

Minimum exercise price as a percentage of fair market value at date of grant	100%	85%	85%	85%

Plan termination date	December 31, 2006	November 19, 2007	November 21, 2009	September 18, 2013

Shares available for grant at December 31, 2005	156,131	6,376	88,631	3,022,176
      Option grants under all four plans have a contractual life of ten years. Option grants vest 25% on each anniversary of the grant date, commencing with the first anniversary.
      The following is a summary of the changes in outstanding options for the six months ended December 31, 2005:

			Weighted
		Weighted	Average
		Average	Remaining
		Exercise	Contractual	Aggregate
	Shares	Price	Life	Intrinsic Value

Outstanding at July 2, 2005	9,955,201	$20.28	68 Months

Granted	249,000	24.77	105 Months

Exercised	(1,175,789)	18.05	43 Months

Forfeited or expired	(258,552)	20.59	54 Months

Outstanding at December 31, 2005	8,769,860	20.70	66 Months	$1,338,000

Exercisable at December 31, 2005	6,579,686	21.57	56 Months	$1,338,000

      The weighted-average grant-date fair values of share options granted during the first six months of fiscal 2006 and 2005, were $11.86 and $8.36, respectively. The total intrinsic values of share options exercised during the first six months of fiscal 2006 and 2005, were $653,000 and $109,000, respectively.

AVNET, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
      The following is a summary of the changes in non-vested shares for the six months ended December 31, 2005:

		Weighted
		Average
		Grant-Date
	Shares	Fair Value

Non-vested shares at July 2, 2005	3,319,228	$8.05

Granted	249,000	11.86

Vested	(1,292,384)	7.69

Forfeited	(85,670)	8.37

Non-vested at December 31, 2005	2,190,174	8.69

      As of December 31, 2005, there was $19,035,000 of total unrecognized compensation cost related to non-vested awards granted under the option plans, which is expected to be recognized over a weighted-average period of 3.2 years. The total fair values of shares vested during the first half of fiscal 2006 and 2005 were $9,933,000 and $11,540,000, respectively.
      Cash received from option exercises during the first half of fiscal 2006 and 2005 totaled $21,224,000, and $668,000, respectively. The impact of these cash receipts are included in Other, net, financing activities in the accompanying consolidated statements of cash flows.

Employee Stock Purchase Plan
      In October 1995, the Company implemented the Avnet Employee Stock Purchase Plan (“ESPP”). Under the terms of the ESPP, eligible employees of the Company are offered options to purchase shares of Avnet common stock at a price equal to 85% of the fair market value on the first or last day, whichever is lower, of each monthly offering period. The Company uses the actual fair market value as determined at the end of the 30 days to calculate compensation expense for the ESPP. The pre-tax compensation expense recognized under the ESPP during the second quarter and first half of fiscal 2006 with the adoption of SFAS 123R was $177,000 and $465,000, respectively. In January 2006, the Company amended the ESPP to allow for purchase of shares at 95% of fair market value as of the last day of the month. As a result of these amended terms, Avnet will not be required to record expense in the consolidated statements of operations related to the ESPP subsequent to this amendment.
      The Company has a policy of repurchasing shares on the open market to satisfy shares purchased under the ESPP, and expects future repurchases during fiscal 2006 to be consistent with repurchases made during fiscal 2005, based on current estimates of participation in the program. During the first six months of fiscal 2006 and 2005, respectively, there were 108,212 and 148,416 shares of common stock issued under the ESPP program.

Incentive Stock
      The Company has an Incentive Stock Program wherein, at December 31, 2005, a total of 1,312,152 shares were still available for award based upon operating achievements. Delivery of incentive shares, and the associated compensation expense, is spread equally over a five-year period and is subject to the employee’s continued employment by the Company. As of December 31, 2005, 799,128 shares previously awarded have not yet been delivered. Pre-tax compensation expense associated with this program was $1,765,000 and $488,000, respectively, for the first six months of fiscal 2006 and 2005.

AVNET, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Performance Shares
      Beginning in fiscal 2006, eligible employees, including Avnet’s executive officers, may receive a portion of their long-term equity-based incentive compensation through the performance share program under Avnet’s 2003 Stock Compensation Plan, which allows for the award of stock based upon performance-based criteria(“Performance Shares”). These Performance Shares will be awarded under the terms of the Company’s existing stock incentive plans. The Performance Shares will provide for payment to each grantee of a number of shares of Avnet’s common stock at the end of a three-year period based upon the Company’s achievement of performance goals established by the Compensation Committee of the Board of Directors for each three-year period. These performance goals are based upon a three-year cumulative increase in the Company’s absolute economic profit, as defined, over the prior three-year period and the increase in the Company’s economic profit relative to the increase in the economic profit of a peer group of corporations. During the first six months of fiscal 2006, the Company granted 194,530 performance shares, to be awarded to participants in the Performance Share program in three years. The actual amount of Performance Shares issued at the end of the three year period will be determined based upon the level of achievement of the defined performance goals. During the second quarter and six months ended December 31, 2005, the Company recognized pre-tax compensation expense associated with the Performance Shares of $500,000.

Outside Director Stock Bonus Plan
      Prior to the second quarter of fiscal 2006, the Company had a program whereby non-employee directors were awarded shares equal to $20,000 of Avnet common stock upon their re-election each year, as part of their director compensation package. Directors may elect to receive this compensation in the form of common stock under the Outside Director Stock Bonus Plan or they may elect to defer their compensation to be paid in common stock at a later date. Shares under this plan were issued in January of each year and the number of shares was calculated by dividing $20,000 by the average of the high and low price of Avnet common stock on the first business day of January. During the second quarter of fiscal 2006, this plan was amended such that directors are awarded shares equal to $75,000, to be applied effective with the January 2006 award. The increase in the value of shares awarded to directors of the Company was part of a change in director’s compensation, which also eliminated the granting of options to the non-employee directors. As of December 31, 2005, 21,361 shares were reserved for issuance under this plan.

4.	Acquisitions
      On July 5, 2005, the Company acquired Memec Group Holdings Limited (“Memec”), a global distributor that markets and sells a portfolio of semiconductor devices from industry-leading suppliers in addition to providing customers with engineering expertise and design services. Memec, with sales of $2.28 billion for the twelve months ended July 4, 2005, is anticipated to be fully integrated into the Electronics Marketing group (“EM”) of Avnet by the end of fiscal 2006, with a substantial portion of the integration having been completed at the end of the second quarter of fiscal 2006.

Purchase Price
      The consideration for the Memec acquisition consisted of stock and cash valued at approximately $506,293,000, including transaction costs, plus the assumption of $239,960,000 of Memec’s net debt (debt less cash acquired). All but $27,343,000 of this acquired net debt was repaid upon the closing of the acquisition. Under the terms of the purchase, Memec investors received 24,011,000 shares of Avnet common stock plus $63,957,000 of cash. The shares of Avnet common stock were valued at $17.42 per share, which represents the five-day average stock price beginning two days before the acquisition announcement on April 26, 2005.

AVNET, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Preliminary Allocation of Purchase Price
      The Memec acquisition is accounted for as a purchase business combination. Assets acquired and liabilities assumed are recorded in the accompanying consolidated balance sheet at their estimated fair values as of July 5, 2005. A preliminary allocation of purchase price to the assets acquired and liabilities assumed at the date of acquisition is presented in the following table. This allocation is based upon a preliminary valuation using management’s estimates and assumptions. This preliminary allocation is subject to adjustment as the Company has not yet completed its evaluation of the fair value of assets and liabilities acquired, including the valuation of any potential amortizable intangible assets created through the acquisition. Furthermore, the assets and liabilities in the following table include preliminary estimates of severance for Memec workforce reductions, write-downs in value of Memec owned facilities and lease commitments of leased facilities that will no longer be used or for which the use will be substantially changed in the combined business, write-offs or write-downs in value of certain Memec information technology assets that will have limited or no use in the combined business, and write-downs of acquired inventory to net realizable value (see Preliminary acquisition-related activity accounted for in purchase accounting included in this Note 4). These estimates are also subject to further adjustment as the Company finalizes the actions that will be taken and the charges associated with the integration of Memec into Avnet’s operations. The Company expects these adjustments will be completed within the purchase price allocation period, which is generally within one year of the acquisition date.

July 5, 2005

(Thousands)

Current assets	$702,123

Property, plant and equipment	19,104

Goodwill	470,062

Other assets	37,703

Total assets acquired	1,228,992

Current liabilities, excluding current portion of long-term debt	417,656

Long-term liabilities	12,700

Total debt	27,343

Total liabilities assumed	457,699

Net assets acquired	$771,293

Cash acquired	(52,383)

Debt assumed	27,343

Purchase price and debt assumed, net of cash acquired	$746,253

      The acquisition of Memec will expand EM in each of the three major economic regions. The combination of Memec’s Asian operations with Avnet’s industry-leading position, based on sales, in the Asia region will provide Avnet with a stronger position in this key growth region. Memec’s already established position in Japan — the only U.S.-based distributor with such a presence in the Japanese market — also represents an opportunity by providing entry into this major electronic component marketplace. Because Memec’s operations and business model is similar to Avnet’s, management has been able to achieve significant operating expense synergies through the integration efforts to date, with further synergies to be realized as the integration efforts are completed in the second half of fiscal 2006. The combination of these factors are the drivers behind the excess of purchase price paid over the value of assets and liabilities acquired.

AVNET, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
      The consideration paid in excess of Memec net assets is reflected as a preliminary estimate of goodwill in the preceding table. As stated previously, the Company has not completed its valuation of any potential amortizable intangible assets created as a result of the acquisition. Any amortizable intangible assets identified by management and valued as a result of this process will affect the final determination of goodwill. A portion of the goodwill generated by the Memec acquisition is expected to be deductible for tax purposes, although the Company has not yet quantified the deductible portion.

Preliminary Acquisition-related Activity Accounted for in Purchase Accounting
      As a result of the acquisition, the Company established and approved plans to integrate the acquired operations into all three regions of the Company’s EM operations, for which the Company recorded $99,164,000 in preliminary purchase accounting adjustments during the first half of fiscal 2006. These purchase accounting adjustments consist primarily of severance, lease and other contract termination costs, write-downs in value of Memec owned facilities, write-offs or write-downs in value of certain Memec information technology assets, and write-downs of acquired inventory to net realizable value.
      The following table summarizes the adjustments that have been preliminarily established through purchase accounting and the related activity that has occurred during the first half of fiscal 2006:

		Facility Exit	IT-Related
	Severance	Reserves/	Reserves/
	Reserves	Write-downs	Write-downs	Other	Total

	(Thousands)

Purchase accounting adjustments	$28,659	$29,485	$18,198	$22,822	$99,164

Amounts utilized	(16,636)	(13,556)	(14,969)	(22,131)	(67,292)

Other, principally foreign currency translation	(202)	(3)	—	(1)	(206)

Balance at December 31, 2005	$11,821	$15,926	$3,229	$690	$31,666

      Total amounts utilized during the first six months of fiscal 2006 consisted of $23,119,000 in cash payments and $44,173,000 in non-cash write-downs.
      The purchase accounting reserves established for severance are for reductions of workforce acquired from Memec relating to over 700 personnel primarily in the Americas and EMEA regions, including reductions in senior management, administrative, finance and certain operational functions. These reductions are based on management’s assessment of redundant Memec positions compared with existing Avnet positions and are driven primarily by completed and current consolidations of Memec facilities into Avnet facilities. Severance reserves, particularly those estimated to date for the EMEA region, may be adjusted during the purchase price allocation period because these costs are subject to local regulations and approvals.
      The costs associated with the consolidation of over 60 Memec facilities are presented in the Facility Exit Reserves/ Write-downs in the table above and include estimated future payments for non-cancelable leases, early lease termination costs, the write-down to fair value for three Memec owned properties in EMEA, and write-downs or write-offs of Memec owned assets in these facilities, including capitalized equipment and leasehold improvements. These actions relate primarily to facilities located in the Americas and EMEA. These reserves are subject to adjustment based on final analyses of the ultimate liabilities.
      The IT-related reserves relate primarily to the write-offs or write-downs in the value of certain Memec information technology assets, including financial information systems, that were made redundant in the combined Memec and Avnet business through the continued use of Avnet’s existing systems. Other reserves relate primarily to the write-down of certain Memec inventory lines to estimated net realizable value as of the

AVNET, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
acquisition date based on anticipated demand, supplier return and stock rotation privileges, age analysis and other known factors that existed as of the acquisition date.
      Estimated purchase accounting adjustments may change as the Company continues to execute its integration plan, particularly as it relates to EMEA severance and facility exit costs. However, the Company expects to complete all actions encompassed in the plan by the end of fiscal 2006. Cash payments for severance are expected to be substantially paid out before the end of fiscal 2007, whereas reserves for other contractual commitments, particularly for certain lease commitments, will extend into fiscal 2010. In addition, the Company is in the process of evaluating tax assets acquired with Memec and the related valuation allowance needs as well as potential amortizable intangible assets resulting from the acquisition. As a result, goodwill as estimated through purchase accounting adjustments is considered to be preliminary and subject to change.

Pro Forma Results
      Unaudited pro forma financial information is presented below as if the acquisition of Memec occurred at the beginning of fiscal 2005. The pro forma information presented below does not purport to present what actual results would have been had the acquisition in fact occurred at the beginning of fiscal 2005, nor does the information project results for any future period. Pro forma financial information is not presented for fiscal 2006 because the acquisition occurred on July 5, 2005, which was three days after the beginning of the Company’s fiscal year 2006. As a result, the accompanying consolidated statement of operations for the quarter and six months ended January 1, 2005 effectively includes Memec’s results of operations for comparative purposes.

	Pro Forma Results	Pro Forma Results
	Second Quarter Ended	Six Months Ended
	January 1, 2005	January 1, 2005

	(Thousands, except per share data)

Pro forma sales	$3,429,346	$6,614,472

Pro forma operating income	92,012	181,001

Pro forma net income	37,841	77,081

Pro forma diluted earnings per share	$0.26	$0.53
      The combined results for Avnet and Memec for the second quarter and six months ended January 1, 2005 were adjusted for the following in order to create the pro forma results in the table above:

•	$11,875,000 pre-tax, $8,464,000 after-tax, or $0.06 per diluted share, and $23,986,000 pre-tax, $15,926,000 after-tax, or $0.11 per diluted share, respectively, for the second quarter and six months ended January 1, 2005 for interest expense relating to Memec’s shareholder loans that were retired at acquisition through the issuance of Avnet common stock;

•	$2,385,000 pre-tax, $1,571,000 after-tax, or $0.01 per diluted share, and $5,531,000 pre-tax, $3,679,000 after-tax or $0.02 per diluted share, respectively, for the second quarter and six months ended January 1, 2005 for capitalized costs written off relating to Memec’s cancelled initial public offering and restructuring charges incurred by Memec;

•	$1,444,000 pre-tax, $951,000 after-tax, or $0.01 per diluted share, and $2,888,000 pre-tax, $1,918,000 after-tax, or $0.02 per diluted share, respectively, for the second quarter and six months ended January 1, 2005 for amortization relating to intangible assets and deferred financing costs for the shareholder loans that were retired at acquisition; and

•	pro forma diluted earnings per share includes the impact of the 24.011 million shares of Avnet’s common stock issued as part of the consideration.

AVNET, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
      Pro forma results above exclude any benefits that may result from the acquisition due to synergies that were derived from the elimination of any duplicative costs. In addition, the pro forma results have not been adjusted to remove the following Memec costs, which management considers to be non-recurring:

•	$4,814,000 pre-tax, $3,171,000 after-tax, or $0.02 per diluted share, and $9,728,000 pre-tax, $6,463,000 after-tax, or $0.04 per diluted share, respectively, for the second quarter and six months ended January 1, 2005, for interest expense relating to Memec’s loan secured by receivables and term loans that were paid immediately upon the close of the acquisition; and

•	$4,552,000 pre-tax, $2,999,000 after-tax, or $0.02 per diluted share, and $7,100,000 pre-tax, $4,707,000 after-tax, or $0.03 per diluted share, respectively, for the second quarter and six months ended January 1, 2005, for selling, general and administrative costs relating to Memec’s non-recurring consulting and other project costs, annual management fee, and other severance-related costs that are no longer incurred following the acquisition.

5.	Goodwill
      The following table presents the carrying amount of goodwill, by reportable segment, for the three months ended December 31, 2005:

	Electronics	Technology
	Marketing	Solutions	Total

	(Thousands)

Carrying value at July 2, 2005	$637,122	$258,178	$895,300

Additions	474,403	795	475,198

Foreign currency translation	—	(780)	(780)

Carrying value at December 31, 2005	$1,111,525	$258,193	$1,369,718

      The additions in EM relate to the Memec acquisition (see Note 4) and the purchase of shares held by a minority interest holder in one of the Company’s Israeli subsidiaries. The additions in Technology Solutions (“TS”) relate primarily to a final earnout payment made in the first quarter of fiscal 2006 to the former owners of DNS Slovakia, which was acquired by Avnet in fiscal 2005.

6.	External Financing
      Short-term debt consists of the following:

	December 31,	July 2,
	2005	2005

	(Thousands)

8.00% Notes due November 15, 2006	$143,675	$—

Bank credit facilities	143,409	60,468

Other debt due within one year	1,368	830

Short-term debt	$288,452	$61,298

      Bank credit facilities consist of various committed and uncommitted lines of credit with financial institutions utilized primarily to support the working capital requirements of foreign operations, including bank credit facilities in Japan assumed as part of the acquisition of Memec (see Note 4). The weighted average interest rates on the bank credit facilities at December 31, 2005 and July 2, 2005 were 3.5% and 4.0%, respectively. Although interest rates generally rose during the six month period ended December 31, 2005, the weighted average rate at December 31, 2005 is lower than at July 2, 2005 primarily due to the mix of the Company’s outstanding borrowings amongst its different bank credit facilities. Specifically, at December 31,

AVNET, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
2005, more than 25% of borrowings on bank credit facilities were drawn on the Japanese facility acquired with Memec in the first quarter of fiscal 2006. The interest rates for borrowings under this facility average less than 1%.
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
      During the first quarter of fiscal 2006, the Company amended the Program to, among other things, increase the maximum amount available for borrowing from $350,000,000 to $450,000,000. In addition, the amended Program now provides that drawings under the Program no longer qualify as off-balance sheet financing. As a result, the receivables and related debt obligation will remain on the Company’s consolidated balance sheet when amounts are drawn on the Program. The Program, as amended, has a one year term which expires in August 2006. There were no drawings outstanding under the Program at December 31, 2005.
      Long-term debt consists of the following:

	December 31,	July 2,
	2005	2005

	(Thousands)

8.00% Notes due November 15, 2006	$—	$400,000

9 3/4% Notes due February 15, 2008	475,000	475,000

6.00% Notes due September 1, 2015	250,000	—

2% Convertible Senior Debentures due March 15, 2034	300,000	300,000

Other long-term debt	5,430	7,285

Subtotal	1,030,430	1,182,285

Fair value adjustment for hedged 8.00% and 9 3/4% Notes	(9,500)	910

Long-term debt	$1,020,930	$1,183,195

      As of July 2, 2005, the Company had an unsecured $350,000,000 credit facility with a syndicate of banks (the “Credit Facility”), expiring in June 2007.
      During the second quarter of fiscal 2006, the Company amended and restated the Credit Facility to, among other things, increase the borrowing capacity from $350,000,000 to $500,000,000, and increase the maximum amount of the total facility that can be used for letters of credit from $75,000,000 to $100,000,000 (the “Amended Credit Facility”). In addition, the Amended Credit Facility has a five-year term that matures in October 2010. The Company may still select from various interest rate options, currencies and maturities under the Amended Credit Facility. The Amended Credit Facility contains certain covenants, all of which the Company was in compliance with as of December 31, 2005. There were no borrowings under the Amended Credit Facility at December 31, 2005 or the Credit Facility at July 2, 2005.
      In August 2005, the Company issued $250,000,000 of 6.00% Notes due September 1, 2015 (the “6% Notes”). The proceeds from the offering, net of discount and underwriting fees, were $246,483,000. The Company used these proceeds, plus cash and cash equivalents on hand, to fund the tender and repurchase of $250,000,000 of the 8.00% Notes due November 15, 2006 (the “8% Notes”), at a price of $1,045 per $1,000 principal amount of Notes. In addition, the Company also repurchased $4,095,000 of the 8% Notes at a premium of approximately $1,038 per $1,000 principal amount of Notes. As a result of the tender and repurchases, the Company incurred debt extinguishment costs of $11,665,000 pre-tax, $7,052,000 after tax or $0.05 per share on a diluted basis, relating primarily to premiums and other transaction costs. In December

AVNET, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
2005, the Company repurchased an additional $2,230,000 of the 8% Notes at a premium of approximately $1,026 per $1,000 principal amount of Notes.
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
      The Company has three additional interest rate swaps with a total notional amount of $300,000,000 in order to hedge the change in fair value of the 9 3/4% Notes due February 15, 2008 (the “9 3/4% Notes”) related to fluctuations in interest rates. These hedges are classified as fair value hedges and mature in February 2008. These interest rate swaps modify the Company’s interest rate exposure by effectively converting the fixed rate on the 9 3/4% Notes to a floating rate (10.7% at December 31, 2005) based on three-month U.S. LIBOR plus a spread through their maturities.
      The hedged fixed rate debt and the interest rate swaps are adjusted to current market values through interest expense in the accompanying consolidated statements of operations. The Company accounts for the hedges using the shortcut method as defined under Statement of Financial Accounting Standards No. 133, Accounting for Derivative Instruments and Hedging Activities, as amended by Statement of Financial Accounting Standards No. 138, Accounting for Certain Derivative Instruments and Hedging Activities. Due to the effectiveness of the hedges since inception, the market value adjustments for the hedged debt and the interest rate swaps directly offset one another. The fair value of the interest rate swaps at December 31, 2005 and July 2, 2005 was a liability of $9,500,000 and an asset of $910,000, respectively, and is included in other long-term liabilities and other long-term assets, respectively, in the accompanying consolidated balance sheets. Additionally, included in long-term debt is a comparable fair value adjustment decreasing long-term debt by $9,500,000 at December 31, 2005 and increasing long-term debt by $910,000 at July 2, 2005.

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
      The Company’s noncontributory defined benefit pension plan (the “Plan”) covers substantially all domestic employees. Components of net periodic pension costs during the second quarter and first six months of fiscal 2006 and 2005 were as follows:

	Second Quarters Ended		Six Months Ended

	December 31,	January 1,	December 31,	January 1,
	2005	2005	2005	2005

	(Thousands)

Service cost	$3,791	$3,341	$7,582	$6,682

Interest cost	3,543	3,515	7,086	7,030

Expected return on plan assets	(5,144)	(4,132)	(10,288)	(8,264)

Recognized net actuarial loss	1,129	336	2,258	672

Amortization of prior service credit	(80)	(80)	(160)	(160)

Net periodic pension costs	$3,239	$2,980	$6,478	$5,960

      During the first quarter of fiscal 2006, the Company made contributions to the Plan totaling $58,638,000. Management does not anticipate making any further contributions to the Plan during fiscal 2006.

9.	Comprehensive Income

	Second Quarters Ended		Six Months Ended

	December 31,	January 1,	December 31,	January 1,
	2005	2005	2005	2005

	(Thousands)

Net income	$49,636	$43,510	$74,533	$79,841

Foreign currency translation adjustments	(15,115)	113,371	(21,000)	134,539

Total comprehensive income	$34,521	$156,881	$53,533	$214,380

AVNET, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

10.	Earnings Per Share

	Second Quarters Ended		Six Months Ended

	December 31,	January 1,	December 31,	January 1,
	2005	2005	2005	2005

	(Thousands, except per share data)

Numerator:

Net income	$49,636	$43,510	$74,533	$79,841

Denominator:

Weighted average common shares for basic earnings per share	145,978	120,555	145,374	120,539

Net effect of dilutive stock options and restricted stock awards	843	871	1,512	814

Weighted average common shares for diluted earnings per share	146,821	121,426	146,886	121,353

Basic earnings per share	$0.34	$0.36	$0.51	$0.66

Diluted earnings per share	$0.34	$0.36	$0.51	$0.66

      The 4.5% Convertible Notes, which matured in September 2004, are excluded from the computation of earnings per share as the effects were antidilutive. The Debentures, due March 2034, are also excluded from the computation of earnings per share for the quarter and six months ended December 31, 2005 as a result of the Company’s election to satisfy the principal portion of the Debentures, if converted, in cash (see Note 6). Shares issuable upon conversion of the Debentures were also excluded from the computation of earnings per share in the second quarter and six months ended January 1, 2005 because the contingent condition for their conversion had not been met.
      The effects of certain stock options and unvested stock awards are also excluded from the determination of the weighted average common shares for diluted earnings per share in each of the periods presented as the effects were antidilutive because the exercise price for the outstanding options exceeded the average market price for the Company’s stock. Accordingly, in the second quarters of fiscal 2006 and 2005, the effects of 2,745,000 and 7,218,000 shares, respectively, are excluded from the computation above, all of which relate to options for which the exercise prices were greater than the average market price of the Company’s common stock. In the first six months of fiscal 2006 and 2005, the effects of 2,629,000 and 7,218,000 shares, respectively, are excluded from the computation above, all of which relate to options for which the exercise prices were greater than the average market price of the Company’s common stock. In addition, the Performance Shares, which were issued during fiscal 2006, are accounted for as contingently issuable shares in determining the impact on diluted earnings per share. For the second quarter and six months ended December 31, 2005, the Performance Shares have been excluded from the computation above because none of the necessary conditions for including contingently issuable shares in diluted earnings per share have been met.

AVNET, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

11.	Additional Cash Flow Information
      Other non-cash and other reconciling items consist of the following:

	Six Months Ended

	December 31,	January 1,
	2005	2005

	(Thousands)

Provision for doubtful accounts	$18,328	$14,719

Stock-based compensation (Note 3)	8,429	564

Periodic pension costs (Note 8)	6,478	5,960

Other, net	473	882

	$33,708	$22,125

      Other, net, cash flows from financing activities are comprised primarily of proceeds from the exercise of stock options (see Note 3), including tax effects relating to stock-based compensation costs with the corresponding offset in cash from operating activities.
      Interest and income taxes paid in the six months ended December 31, 2005 and January 1, 2005, respectively, were as follows:

	Six Months Ended

	December 31,	January 1,
	2005	2005

	(Thousands)

Interest	$41,668	$40,920

Income taxes	19,167	15,131
      Non-cash activity during the first half of fiscal 2006 that was a result of the Memec acquisition (see Note 4) consisted of $418,206,000 of common stock issued as part of the consideration, $430,356,000 of liabilities assumed and $27,343,000 of debt assumed.

AVNET, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

12.	Segment Information

	Second Quarters Ended		Six Months Ended

	December 31,	January 2,	December 31,	January 1,
	2005	2005	2005	2005

	(Thousands)

Sales:

Avnet Electronics Marketing	$2,257,326	$1,478,189	$4,368,439	$3,042,412

Avnet Technology Solutions	1,501,786	1,404,966	2,658,938	2,440,744

	$3,759,112	$2,883,155	$7,027,377	$5,483,156

Operating income (loss):

Avnet Electronics Marketing	$91,567	$47,406	$161,485	$106,293

Avnet Technology Solutions	55,269	51,223	87,832	78,544

Corporate	(18,914)	(14,651)	(36,934)	(27,788)

	127,922	83,978	212,383	157,049

Restructuring and other charges and integration costs (Note 13)	(32,424)	—	(46,209)	—

	$95,498	$83,978	$166,174	$157,049

Sales, by geographic area:

Americas(1)	$1,956,774	$1,528,978	$3,645,575	$2,871,321

EMEA(2)	1,116,577	974,706	2,091,211	1,847,924

Asia/ Pacific(3)	685,761	379,471	1,290,591	763,911

	$3,759,112	$2,883,155	$7,027,377	$5,483,156

(1)	Included in sales for the second quarters ended December 31, 2005 and January 1, 2005 for the Americas region are $1.73 billion and $1.38 billion, respectively, of sales related to the United States. Included in sales for the six months ended December 31, 2005 and January 1, 2005 for the Americas region are $3.22 billion and $2.60 billion, respectively, of sales related to the United States.

(2)	Included in sales for the second quarters ended December 31, 2005 and January 1, 2005 for the EMEA region are $565,550,000 and $449,466,000, respectively, of sales related to Germany. Included in sales for the six months ended December 31, 2005 and January 1, 2005 for the EMEA region are $1.09 billion and $1.01 billion, respectively, of sales related to Germany.

(3)	Included in sales for the second quarter and six months ended December 31, 2005 for the Asia/ Pacific region is $217,575,000 and $422,892,000, respectively, of sales related to Hong Kong. Hong Kong sales

AVNET, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

for the second quarter and six months ended January 1, 2005 were not a significant component of consolidated sales.

	December 31,	July 2,
	2005	2005

	(Thousands)

Assets:

Electronics Marketing	$4,391,187	$3,158,530

Technology Solutions	1,605,532	1,357,884

Corporate	158,781	581,801

	$6,155,500	$5,098,215

Property, plant, and equipment, net, by geographic area Americas(4)	$98,994	$95,706

EMEA(5)	9,158	52,690

Asia/ Pacific	53,382	9,032

	$161,534	$157,428

(4)	Property, plant and equipment, net, for the Americas region as of December 31, 2005 and July 2, 2005 included $98,022,000 and $94,641,000, respectively, related to the United States.

(5)	Property, plant and equipment, net, for the EMEA region as of December 31, 2005 and July 2, 2005 included $26,063,000 and $28,467,000, respectively, related to Germany and $13,275,000 and $14,192,000, respectively, related to Belgium.

13.	Restructuring and Other Charges and Integration Costs

Fiscal 2006
      During the second quarter and six months ended December 31, 2005, the Company incurred certain restructuring charges and integration costs primarily as a result of the acquisition of Memec on July 5, 2005 (see Note 4), which is being integrated into the Company’s existing Electronic Marketing operations in all three regions. As a result of the acquisition integration efforts, the Company established and approved plans to restructure certain of Avnet’s existing operations to accommodate the merger of the two businesses. In addition, the Company incurred other charges relating to certain cost reduction actions taken by TS in the EMEA region, and charges for the write-down of certain owned facilities, which are unrelated to the Memec integration efforts. The following table summarizes the activity relating to these fiscal 2006 charges:

		Facility
	Severance	Exit	IT-Related
	Costs	Costs	Costs	Other	Total

	(Thousands)

Fiscal 2006 pre-tax charges	$13,880	$3,103	$2,335	$3,756	$23,074

Amounts utilized	(8,822)	(569)	(2,335)	(3,205)	(14,931)

Other, principally foreign currency translation	(21)	—	—	(4)	(25)

Balance at December 31, 2005	$5,037	$2,534	$—	$547	$8,118

      The restructuring and other charges incurred during the second quarter of fiscal 2006 totaled $23,168,000 pre-tax and $15,263,000 after-tax, or $0.10 per share on a diluted basis. Of this total pre-tax charge, $7,536,000 related to inventory write-downs associated with certain terminated inventory lines. This portion of

AVNET, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
the pre-tax charge was included in cost of sales in the accompanying consolidated statement of operations. The remaining second quarter pre-tax charge of $15,632,000, which is included in restructuring and other charges in the accompanying consolidated statement of operations, consisted of $9,785,000 for severance costs ($9,257,000 related to EM resulting from the Memec integration and $528,000 related to certain personnel reductions in TS EMEA), facility exit costs of $2,320,000 ($2,062,000 in EM and $258,000 in TS) and $3,645,000 for other charges in EM. These other charges included impairment charges related to two owned but vacant Avnet buildings totaling $2,671,000. Finally, a reversal of $118,000 in excess remaining restructuring reserves recorded in prior fiscal years in TS EMEA was recorded in the second quarter of fiscal 2006 (see Fiscal 2004 and 2003 in this Note 13 for further discussion).
      The restructuring and other charges incurred during the six months ended December 31, 2005 totaled $30,492,000 pre-tax ($23,074,000 included in the preceding table and $7,536,000 recorded in cost of sales as discussed below, net of a reversal of $118,000 included in the table covering fiscal 2004 and 2003 charges in this Note 13) and $20,567,000 after-tax, or $0.14 per share on a diluted basis. The pre-tax charges consisted of inventory write-downs for terminated lines amounting to $7,536,000 and recorded through cost of sales in the accompanying consolidated statement of operations. The remaining pre-tax charge of $22,956,000, which was included in restructuring and other charges in the accompanying consolidated statement of operations, includes $13,880,000 for severance costs ($12,739,000 in EM resulting primarily from the Memec integration and $1,141,000 for the reduction of certainTS personnel in EMEA), facility exit costs of $3,103,000 ($2,845,000 in EM and $258,000 in TS EMEA, both related to remaining lease reserves), $2,335,000 for the write-down of certain capitalized IT-related initiatives, primarily in the Americas, and $3,756,000 for other charges. These other charges included impairment charges related to two owned but vacant Avnet buildings totaling $2,671,000. The Company also recorded a reversal of $118,000 in excess remaining restructuring reserves recorded in prior fiscal years in TS EMEA during the six months ended December 31, 2005 (see Fiscal 2004 and 2003 reserve discussion in this Note 13).
      The charge for terminated inventory lines relates to a strategic decision during the second quarter of fiscal 2006 to exit certain product lines within EM in the Americas. As a result, management recorded a write-down of the related inventory on hand to fair market value due to the lack of contractual return privileges when a line is terminated by Avnet. Severance charges incurred during the first and second quarters of fiscal 2006 related to work force reductions of over 200 personnel primarily in administrative and support functions in the EMEA and Americas regions. The majority of the positions eliminated were Avnet personnel that were deemed redundant by management with the merger of Memec into Avnet and also includes a small number of primarily administrative staff in TS’s operations in EMEA who were identified as redundant based upon the realignment of certain job functions in that region. The facility exit charges relate to liabilities for remaining non-cancelable lease obligations and the write-down of property, plant and equipment at two facilities in the Americas. The facilities, which supported administrative and support functions, and some sales functions, were identified for consolidation based upon the termination of certain personnel discussed above and the relocation of other personnel into other existing Avnet facilities. The IT-related charges resulted from management’s review of certain capitalized systems and hardware as part of the integration effort. A substantial portion of this write-off, which was recorded in the first quarter of fiscal 2006, relates to mainframe hardware that was scrapped due to the purchase of new, higher capacity hardware to handle the increased capacity needs with the addition of Memec. Similarly, certain capitalized IT assets were written off when they became redundant either to other acquired systems or new systems under development in the first quarter of fiscal 2006 as a result of the acquisition of Memec. Other charges in the six months ended December 31, 2005 related primarily to certain contract and lease termination charges associated with the redundant employees identified in TS EMEA.
      The asset impairment charges relate to two owned facilities, one in EMEA and one in the Americas, that Avnet has vacated. The write-down to fair value was based upon management’s estimates of the current market values and possible selling price, net of selling costs, for these properties.

AVNET, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
      The restructuring charges are presented on the consolidated statement of operations as a separate component of operating expenses, with the exception of the charge to cost of sales for inventory write-downs for terminated lines. Of the total amounts recorded to expense during the six months ended December 31, 2005, $12,945,000 represented non-cash write-downs, which consisted primarily of the charge to cost of sales and the previously discussed write-down to fair value of the owned facilities in EMEA and the Americas. The remaining charges in the six months ended December 31, 2005 required or will require the use of cash, of which $9,522,000 was paid during the six months ended December 31, 2005.
      As of December 31, 2005, remaining reserves related to the restructuring actions taken in the first half of fiscal 2006 total $8,118,000, of which $5,037,000 relates to severance reserves, the majority of which management expects to utilize before the end of fiscal 2006, facility exit costs of $2,534,000, the majority of which management expects to utilized by fiscal 2010, and other costs of $547,000, the majority of which management expects to utilize by 2009.
      Also resulting from the Memec acquisition and its subsequent integration into Avnet, the Company incurred certain costs during the second quarter of fiscal 2006, amounting to $9,255,000 pre-tax, $6,097,000 after tax or $0.04 per share on a diluted basis. Including activity during the first quarter of fiscal 2006, integration costs during the six months ended December 31, 2005 totaled $15,717,000 pre-tax, $10,799,000 after-tax and $0.07 per share on a diluted basis. The integration costs relate to incremental salary costs, primarily of Memec personnel, who were retained by Avnet for extended periods following the close of the acquisition, solely to assist in the integration of Memec’s IT systems, administrative and logistics operations into those of Avnet. These identified personnel have no other meaningful day-to-day operational responsibilities outside of the integration effort. Also included in integration costs are certain professional fees, travel, meeting, marketing and communication costs that were incrementally incurred solely related to the Memec integration efforts. Integration costs are presented on the consolidated statement of operations as a separate component of operating expenses. All integration costs represent amounts incurred and paid during the second quarter of fiscal 2006.

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
      The following table summarizes the activity during the six months ended December 31, 2005 in the remaining accrued liability and reserve accounts in these prior year restructuring reserves:

		Facility
	Severance	Exit	IT-Related
	Costs	Costs	Costs	Other	Total

	(Thousands)

Balance at July 2, 2005	$1,419	$10,477	$111	$351	$12,358

Amounts utilized	(256)	(2,662)	—	(1)	(2,919)

Adjustments	(7)	139	(108)	—	24

Other, principally foreign currency translation	(24)	(133)	(3)	—	(160)

Balance at December 31, 2005	$1,132	$7,821	$—	$350	$9,303

      The Company expects to utilize the majority of the remaining reserves for severance costs by the end of fiscal 2006. The Company expects to utilize most of the remaining reserves for contractual lease commit-

AVNET, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
ments, shown under Facility Exit Costs above, by the end of fiscal 2007, although a small portion of the remaining reserves relate to lease payouts that extend as late as fiscal 2010. The other remaining reserves relate primarily to remaining contractual commitments, the majority of which the Company expects to utilize during fiscal 2006.
      Included in adjustments for the six months ended December 31, 2005 is a reversal of $118,000, which was recorded through restructuring and other charges in the accompanying consolidated statement of operations. The reversal relates primarily to a reserve established in TS EMEA prior to fiscal 2006 for a long-term maintenance contract that expired in fiscal 2006. Therefore, the remaining reserves were deemed excessive and reversed. Also included in adjustments is an addition to Facility Exit Costs related to an overpayment made on a long-term lease obligation on a vacated property in EMEA. The overpayment was refunded to the Company but was added back to the reserve as the amount will still be paid back to the lessor over the remaining term of the lease contract.

14.	Subsequent Event
      During the second quarter of fiscal 2006, the Company announced two transactions, both of which closed subsequent to December 31, 2005 and both of which relate to the TS business in the Americas. First, the Company has agreed to contribute the net assets of its Avnet Enterprise Solutions (“AES”) business in the Americas, plus some cash, into a joint venture with Calence, Inc. in exchange for an investment in the joint venture, called Calence LLC. AES specializes in selling network lifecycle solutions directly to end-users and represents less than $200 million annual sales for Avnet. Avnet’s equity investment in Calence LLC will be recorded under the equity method. This transaction closed in February 2006.
      Avnet also announced an agreement to sell its US-based business focused on the sale of Hewlett Packard enterprise products to end users to Logicalis, Inc. Concurrent with that transaction, TS Americas and Logicalis entered into an exclusive distribution agreement whereby Logicalis will procure all of its HP and IBM enterprise computing products from Avnet for a five-year contract period. Sales over the five year contract period to Logicalis are expected to exceed $1 billion. The sale to Logicalis for approximately $12 million closed in January 2006.
      Neither of these transactions is expected to have a material impact on Avnet’s third quarter fiscal 2006 operating results.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations
      For a description of the Company’s critical accounting policies and an understanding of the significant factors that influenced the Company’s performance during the quarters ended December 31, 2005 and January 1, 2005, this Management’s Discussion and Analysis of Financial Condition and Results of Operations (“MD&A”) should be read in conjunction with the consolidated financial statements, including the related notes, appearing in Item 1 of this Report, as well as the Company’s Annual Report on Form 10-K for the year ended July 2, 2005.
      There are numerous references to the impact of foreign currency translation in the discussion of the Company’s results of operations that follow. Over the past several years, the exchange rates between the US Dollar and many foreign currencies, especially the Euro, have fluctuated significantly. For example, the US Dollar has strengthened against the Euro by approximately 2.6% when comparing the second quarter of fiscal 2006 to the first quarter of fiscal 2006. On a year-over-year basis (second quarter fiscal 2006 compared to second quarter fiscal 2005), the US Dollar has strengthened against the Euro by approximately 9.2%. When the stronger US Dollar exchange rates of the current year are used to translate the results of operations of Avnet’s subsidiaries denominated in foreign currencies, the resulting impact is a decrease, in US Dollars, of reported results. In the discussion that follows, this is referred to as the translation impact of changes in foreign currency exchange rates.
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
      As further discussed in the Overview below, during the first quarter of fiscal 2006, Avnet completed the acquisition of Memec Group Holdings Limited (“Memec”), a global distributor that markets and sells a portfolio of semiconductor devices from industry-leading suppliers, in addition to providing customers with engineering expertise and design services. Memec recorded sales of $2.28 billion in the twelve months prior to the July 5, 2005 close of the acquisition, which makes this Avnet’s largest acquisition to date, based on sales. The consideration paid for the Memec acquisition consisted of stock and cash valued at approximately $506.3 million, including transaction costs, plus the assumption of $240.0 million of Memec’s net debt (debt less cash acquired). All but $27.3 million of this acquired net debt was repaid upon the closing of the acquisition. Under the terms of the purchase, Memec investors received 24.011 million shares of Avnet common stock plus $64.0 million of cash. The shares of Avnet common stock were valued at $17.42 per share, which represents the five-day average stock price beginning two days before the acquisition announcement on April 26, 2005.
      Within this MD&A, management occasionally discusses certain prior year sales of Avnet combined with the historical results of Memec for the corresponding period. Although the Memec acquisition is accounted for as a purchase business combination and, therefore, the results of Memec are only included in Avnet’s results subsequent to the July 5, 2005 close of the acquisition, management believes that comparative analysis of sales to historical periods, as if Memec were a part of Avnet’s operations, helps investors relate current year results to historical periods prior to the close of the acquisition. Management uses similar pro forma data to analyze performance for internal operational goal setting and performance management. Furthermore, the combined results of Avnet and Memec in prior periods provide one of the bases by which management evaluates its achievement of synergy targets resulting from the merger as discussed further herein. In the discussion that follows, mention of Avnet and Memec or Electronics Marketing and Memec combined data is referred to as pro forma combined results.

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
      The Company consists of two operating groups — Electronics Marketing (“EM”) and Technology Solutions (“TS”) — each with operations in the three major economic regions of the world: the Americas, EMEA (Europe, Middle East and Africa) and Asia/ Pacific. A brief summary of each operating group is provided below:

•	EM markets and sells semiconductors and interconnect, passive and electromechanical devices, and also offers an array of value-added services to its customers, such as supply-chain management, engineering design, inventory replenishment systems, connector and cable assembly and semiconductor programming. EM markets and sells its products and services to a diverse customer base spread across end-markets including communications, computer hardware and peripheral, industrial and manufacturing, medical equipment, and military and aerospace. The previously discussed acquisition of Memec is being fully integrated into EM. As of December 31, 2005, a substantial portion of the integration has already been completed as EM has finalized the organizational structure within each region. The Company has also completed the integration of all key information technology in all regions, with the exception of the Memec systems in Japan, which will be fully converted to Avnet systems prior to the end of fiscal 2006. The majority of real estate and personnel decisions have also been completed with substantially all remaining actions expected to be finalized before the end of fiscal 2006. The acquisition of Memec provides for expansion of EM in each of the three major economic regions as well as allowing Avnet to gain entry into the Japanese market, the only major semiconductor market in which Avnet did not previously have a presence.

•	TS markets and sells mid- to high-end servers, data storage, software and networking solutions, and the services required to implement these solutions, to the VAR channel and enterprise computing customers. TS also focuses on the worldwide OEM market for computing technology, system integrators and non-PC OEMs that require embedded systems and solutions including engineering, product prototyping, integration and other value-added services.
Results of Operations

Executive Summary
      The acquisition of Memec on July 5, 2005 has had notable impacts on the financial results in fiscal 2006, including significant revenue growth in the EM business and for Avnet as a whole, when compared to prior periods. The integration of Memec into Avnet’s ongoing operations has also had a significant positive impact on the Company’s profitability in fiscal 2006. These impacts are further described in detail throughout this MD&A.
      Avnet’s consolidated sales in the second quarter of fiscal 2006 were $3.76 billion, up 30.4% over the second quarter of fiscal 2005 sales of $2.88 billion. The Memec acquisition is the most significant reason for this year-over-year growth. Consolidated sales for the second quarter of fiscal 2006 were up 9.6% as compared with the Avnet and Memec pro forma combined sales in the second quarter of fiscal 2005, which totaled $3.43 billion. See Sales for further detail of the prior year quarter including Memec’s sales on a pro forma basis. Sequentially, Avnet’s consolidated sales increased by 15.0% over the first quarter of fiscal 2006 sales of $3.27 billion.
      The second quarter of fiscal 2006 was the twelfth consecutive quarter for year-over-year growth in consolidated sales for Avnet. The year-over-year growth in the current year second quarter was driven by both operating groups. EM sales in the second quarter of fiscal 2006 totaled $2.26 billion, which is an increase of 52.7% as compared to second quarter of fiscal 2005 (11.5% increase on a pro forma combined basis) and a sequential improvement over the first quarter of fiscal 2006 of 6.9%. All three geographic regions contributed to this growth as EM exited a somewhat weaker than normal summer season in the first quarter of the current fiscal year. The Asia region exhibited the most strength for EM, with 87.9% year-over-year sales growth (26.0% on a pro forma combined basis) and 15.4% sequential growth. Asia continues to be the highest growth region for EM, with the current quarter growth primarily a function of strong seasonal demand for digital consumer products. The Americas and EMEA regions also had meaningful growth both year-over-year and sequentially, driven primarily by strengthening in these regions’ industrial segments. TS, which normally has a strong December quarter resulting from the typical calendar-year budgeting cycle of its primary customer base, yielded record quarterly sales of $1.50 billion in the second quarter of fiscal 2006. This strong performance represented an increase in sales of 6.9% as compared to TS results for the second quarter of fiscal 2005 and a 29.8% sequential improvement as compared with the first quarter of the current fiscal year. The strength of TS business is derived most significantly from a continued strong performance by its enterprise computing businesses worldwide. Enterprise computing sales improved by 21.2%, when comparing calendar year 2005 to calendar year 2004. TS also has grown its software and storage sales year-over-year, both of which have outpaced growth in hardware sales.
      With the improvement in sales performance being one of the driving forces, gross profit in the second quarter of fiscal 2006 has increased substantially over the prior year. However, gross profit margins have declined to 12.3% in the second quarter of fiscal 2006 (which includes a $7.5 million, or 0.2% of sales, impact of charges related to the Company’s termination of certain supplier product lines) as compared with gross profit margins of 13.0% in the second quarter of fiscal 2005. A number of factors contributed to this decline in gross profit margins. First, Avnet’s geographic mix of business, resulting in part from the Memec acquisition, can have a significant impact on consolidated gross profit margins. The Asia region, particularly in EM’s business, has continued to grow, representing 18.2% of Avnet’s consolidated sales in the second quarter of fiscal 2006 as compared with 13.2% in the prior year second quarter. EM Asia typically yields lower gross profit margin, but also a much lower level of operating costs and higher asset velocity than the other geographic regions. Competitive pricing pressures, most notably in EM’s business, and a higher percentage of lower margin software sales in the TS business also contributed to the decrease in the gross profit margins.
      The year-over-year decline in gross profit margins was more than offset by improvement in key operating expense metrics in the second quarter of fiscal 2006. Although selling, general and administrative expenses increased in the second quarter of fiscal 2006 as compared with the second quarter of fiscal 2005, these expenses as a percentage of sales and as a percentage of gross profit have improved substantially. Selling, general and administrative expenses were 9.1% of sales and 73.9% of gross profit in the second quarter of fiscal 2006. These metrics were 10.1% and 77.5%, respectively, in the second quarter of fiscal 2005. The significant improvement in these key metrics has resulted primarily from the Company’s success to date in executing its integration strategy with respect to the Memec acquisition. The integration is progressing on schedule and management estimates that actions had been completed by the end of the second quarter of fiscal 2006 to remove over $100 million of annualized operating expenses, or $25 million on a quarterly basis, from the ongoing operations of the combined Avnet and Memec business. Management also projects that the full $150 million of annualized synergies that were earlier disclosed will still be achieved by the Company prior to the end of fiscal 2006.

      During the second quarter of fiscal 2006, the Company incurred restructuring and other charges and integration costs totaling $32.4 million pre-tax, $21.4 million after tax and $0.14 per share on a diluted basis, related primarily to the integration of Memec and the restructuring of the existing business to accommodate the merger. Additionally, the Company incurred incremental stock-based compensation costs during the second quarter of fiscal 2006 totaling $4.0 million pre-tax, $2.6 million after tax and $0.02 per share on a diluted basis associated with a change in accounting rules adopted in fiscal 2006 and enhancement to other existing share-based compensation programs. Although these collective items negatively affected the current quarter’s profitability, the Company still managed to grow second quarter operating income, income before taxes and net income on a year-over-year basis.

Sales
      The table below provides period sales for the Company and its operating groups, including comparative analysis of the Company’s sales for the second quarter of fiscal 2006 with the Company’s sales for historical periods combined, on a pro forma basis, with the sales of Memec for the comparable period:

						Year Over
				Q2-Fiscal ’05		Year Change

			Sequential		Avnet-Memec		Pro
	Q2-Fiscal ’06	Q1-Fiscal ’06	Change	Avnet	Pro Forma (1)	Avnet	Forma

	(Dollars in thousands)

Avnet, Inc.	$3,759,112	$3,268,265	15.0%	$2,883,155	$3,429,346	30.4%	9.6%

EM	2,257,326	2,111,113	6.9	1,478,189	2,024,380	52.7	11.5

TS	1,501,786	1,157,152	29.8	1,404,966	1,404,966	6.9	6.9

EM

Americas	$931,286	$886,665	5.0%	$595,082	$837,422	56.5%	11.2%

EMEA	704,426	685,820	2.7	552,370	693,554	27.5	1.6

Asia	621,614	538,628	15.4	330,737	493,404	87.9	26.0

TS

Americas	$1,025,488	$802,136	27.8%	$933,896	$933,896	9.8%	9.8%

EMEA	412,151	288,814	42.7	422,336	422,336	(2.4)	(2.4)

Asia	64,147	66,202	(3.1)	48,734	48,734	31.6	31.6

Totals by Region

Americas	$1,956,774	$1,688,801	15.9%	$1,528,978	$1,771,318	28.0%	10.5%

EMEA	1,116,577	974,634	14.6	974,706	1,115,890	14.6	0.1

Asia	685,761	604,830	13.4	379,471	542,138	80.7	26.5

(1)	The Avnet-Memec pro forma results in the table above reflect the combination of Avnet’s sales with Memec’s sales as provided in the table below for the comparable historical period:

Q2 Fiscal ’05

(Thousands)

Americas	$242,340

EMEA	141,184

Asia	162,667

Memec total	$546,191

      Consolidated sales in the second quarter of fiscal 2006 were $3.76 billion, up $876.0 million, or 30.4%, as compared with second quarter fiscal 2005 sales of $2.88 billion. Including $546.2 million of Memec historical sales in the second quarter of the prior year, the current quarter sales increased by 9.6% as compared with the pro forma combined sales in Avnet’s first quarter fiscal 2005. The year-over-year increase in sales would have been approximately $100 million higher if not for the translation impact of changes in foreign currency exchange rates. The second quarter of fiscal 2006 marks the twelfth consecutive quarter of year-over-year growth in consolidated quarterly sales. The growth was driven by both operating groups with TS posting a quarterly record for sales in the second quarter of fiscal 2006. EM achieved its highest quarterly sales since fiscal 2001 and a record for quarterly sales per average employee, which is one indicator of the efficiencies already garnered in the business through management of profitability and the successful integration of Memec, further discussed in this MD&A.
      Sequentially, consolidated sales in the second quarter of fiscal 2006 were up $490.8 million, or 15.0%, as compared with the first quarter of fiscal 2006. This sequential increase would have been approximately $520 million, or 16.0%, after excluding the translation impact of changes in foreign currency exchange rates. The first quarter of Avnet’s fiscal year typically exhibits softening demand coming out of the summer season. Furthermore, TS normally experiences its highest quarterly revenues in the December quarter based on the budgeting cycles of many of its customers. Based on these factors, management anticipated that sales would grow sequentially in the second quarter of fiscal 2006. However, the record quarterly performance by TS coupled with a significantly stronger than anticipated performance for EM yielded a sequential increase in sales well above expectations.
      EM sales of $2.26 billion in the second quarter of fiscal 2006 were up $779.1 million, or 52.7%, as compared with sales of $1.48 billion in the prior year second quarter. While the acquisition of Memec was certainly the most significant contributor to this growth, EM sales grew 11.5% year-over-year as compared with sales for the second quarter of fiscal 2005 on a pro forma combined basis. Additionally, the percentage year-over-year increase on a reported basis and on a pro forma combined basis would have been approximately 57.4% and 14.9%, respectively, after removing the translation impact of changes in foreign currency exchange rates. Sequentially, EM sales for the second quarter of fiscal 2006 increased by 6.9% (7.9% after adjustment for the translation impact of changes in foreign currency exchange rates between the two periods) as compared with the first quarter of fiscal 2006. On a global basis, customer attrition, which has been minimal following the acquisition of Memec, has been offset by cross-selling opportunities within the Avnet and Memec customer bases.
      The year-over-year and sequential improvements for EM were driven by growth across all three regions as EM emerged from a slightly softer than normal end to the summer season in the September quarter by exhibiting greater than expected growth in the December quarter. The Asia region demonstrated the most strength with sales of $621.6 million, constituting year-over-year sales growth of 87.9% (26.0% on a pro forma combined basis) and sequential growth of 15.4%. Avnet’s second fiscal quarter is a typically strong quarter for the Asia region, but stronger than normal seasonal demand for digital consumer products in the Asia marketplace led to the significant growth in the second quarter of fiscal 2006. In contrast, the second quarter of Avnet’s fiscal year typically yields a downward seasonal trend for the EM business in the Americas and EMEA regions, largely as a result of the end of quarter holiday season. However, the Americas and EMEA regions also exhibited second quarter growth on both a year-over-year basis and sequentially. Sales for EM Americas of $931.3 million were up 56.5% as compared with the second quarter of fiscal 2005 (11.2% on a pro forma combined basis) and were up 5.0% sequentially from the first quarter of fiscal 2006. This growth was primarily in EM Americas’ non-consumer segments of the technology supply chain. Even more encouraging following a weaker than anticipated first fiscal quarter for the EMEA region was the emergence of this region in the second quarter of fiscal 2006 with reported sales of $704.4 million. This represents an increase of 27.5% over the second quarter of fiscal 2005 (1.6% on a pro forma combined basis) and 2.7% as compared to the first quarter of fiscal 2006. Furthermore, there was a negative translation impact of changes in foreign currency exchange rates on the EM EMEA sales results. After adjustment for this impact, EM EMEA sales were up an estimated 39.2% year-over year (10.8% on a pro forma combined basis) and, sequentially, sales were up an estimated 5.5%. This growth for EM EMEA was also bolstered by significant strength in the non-consumer segments and a solid quarterly performance across the region. Positive book-to-bill figures exiting the second quarter of fiscal 2006 and entering the typically strong third fiscal quarter for EM provide positive signs for continued growth of EM in the third quarter of fiscal 2006.
      TS reported sales of $1.50 billion in the second quarter of fiscal 2006, up $96.8 million, or 6.9%, as compared with the second quarter of fiscal 2005 and up sequentially by $344.6 million, or 29.8%, as compared with the first quarter of fiscal 2006. After adjustment for the translation impact of changes in foreign currency exchange rates, the year-over-year growth and the sequential growth in the second quarter were approximately 9.1% and 30.6%, respectively. TS sales for the second quarter of fiscal 2006 were a new quarterly record for TS and the fifth consecutive quarter where TS has grown year-over-year sales. As noted previously, the December quarter is consistently the strongest quarter for TS sales due to the calendar-year-based budgeting cycles of most TS customers. The TS enterprise computing business has been the most significant driver of this growth with sales in the second quarter of fiscal 2006 increasing approximately 11% as compared with the second quarter of fiscal 2005. Furthermore, the enterprise computing business has grown sales, when comparing calendar year 2005 to calendar year 2004, by more than 21%. Software and storage sales have also continued to outpace hardware sales throughout substantially all of the TS operations globally.
      Regionally, TS Americas yielded the most positive results for TS, with the second quarter of fiscal 2006 yielding sales growth of 9.8% as compared with the second quarter of fiscal 2005 and sales growth of 27.8% as compared with the first quarter of fiscal 2006. The positive trend in TS Americas is driven by strength of the software and storage business. Sales for TS EMEA dropped slightly by 2.4% when compared with the second quarter of fiscal 2006. However, the EMEA yielded growth for the computer products group of approximately 5.2% year-over-year after removing the translation impacts of changes in foreign currency exchange rates. The enterprise computing business in EMEA was the major driver of this growth, although moderate year-over-year declines across most of the non-enterprise computing business in EMEA somewhat tempered this overall growth. Sequentially, TS EMEA grew sales by 42.7% (46.2% excluding the translation impacts of changes in foreign currency exchange rates), primarily on this same strength in the enterprise computing business (which yielded more than a two-thirds sequential improvement in sales) and on the normally strong seasonality of the December quarter. The TS operations in Asia continue to constitute the smallest portion of the TS global operations. TS Asia sales of $64.1 million in the second quarter of fiscal 2006 were up 31.6% as compared with the second quarter of fiscal 2005 and down 3.1% sequentially. A sequential decline in TS sales can be expected in the third quarter of fiscal 2006 coming off of the record sales for the seasonally strong December quarter. However, based on management’s expectation of continued strength in the enterprise computing market and in sales into the small- to medium-sized business segment, TS is expected to continue to yield growth in quarterly sales on a year-over-year basis in the third quarter.
      On an overall regional basis, the Americas, EMEA and Asia regions all grew sales in the second quarter of fiscal 2006 on both a year-over-year basis and on a sequential basis. The Americas, EMEA and Asia regions constituted 52.1%, 29.7% and 18.2%, respectively, of Avnet’s consolidated sales in the second quarter of fiscal 2006. Asia has continued to be the most significant region for growth of Avnet’s overall business. The Asia region represented 13.2% of Avnet’s consolidated sales in the second quarter of fiscal 2005. The single biggest factor driving the growth in Asia was the Memec acquisition, including the Japanese market, which was the only major electronic component market where Avnet did not have a presence prior to the acquisition of Memec. However, organic growth year-over-year, particularly in the electronics components markets, continues to be significant, as strong demand for digital consumer products continues to drive consistent sales expansion. Management expects the Asia region will continue to be Avnet’s most significant growth opportunity, with the enhancements Memec brought to Avnet’s already established position in the Peoples’ Republic of China, as well as the entrée into the Japan market, positioning Avnet well to continue to capitalize in this high growth region.
      Consolidated sales for the first six months of fiscal 2006 were $7.03 billion, up $1.54 billion, or 28.2%, over sales of $5.48 billion in the first six months of fiscal 2005. A significant portion of this year-over-year growth is a function of the Memec acquisition. Memec’s consolidated sales for the six months ended in December 2004 were $1.13 billion. The year-to-date growth is a result of growth within both operating groups. Specifically, year-to-date sales for EM in fiscal 2006 were $4.37 billion, up $1.33 billion, or 43.6% over the same six month period in fiscal 2006. Year-to-date sales for TS were $2.66 billion, up $218.2 million, or 8.9%, as compared with sales of $2.44 billion for the first six months of fiscal 2005. The factors contributing to the growth of sales in both operating groups are consistent with the quarterly sales analysis discussed above.

Gross Profit and Gross Profit Margins
      Avnet’s consolidated gross profits were $461.8 million in the second quarter of fiscal 2006, up $88.0 million, or 23.5%, as compared with the second quarter of fiscal 2005. Furthermore, the gross profit in the second quarter of fiscal 2006 includes a charge totaling $7.5 million (0.2% of sales) to writedown certain inventory for supplier terminations. See Restructuring and Other Charges and Integration Costs for further discussion of this charge. This growth in gross profit dollars is entirely a result of the Memec acquisition and the other sales volume increases discussed previously in Sales. Gross profit margins in the second quarter of fiscal 2006 were 12.3%. This represents a drop of 68 basis points from gross profit margins of 13.0% in the second quarter of fiscal 2005, although this comparison is impacted by the inventory line termination charge of approximately 0.2% of sales discussed above. The decline in gross profit margins is primarily a function of three key factors. First, the geographic shift in Avnet’s business impacts margins. As noted previously, the Asia region continues to grow significantly. The Asia region, particularly in EM, typically yields lower gross profit margins but also yields lower operating expenses and higher asset velocity. Second, increased software sales in the TS business, which carry a lower gross profit margin, but also lower working capital requirements, have also served to decrease margins within the TS business on a year-over-year basis. Lastly, continued competitive pricing throughout the electronic component industry has served to further erode gross profit margins. This impact is exacerbated by the previously disclosed strategic business decision by Xilinx, EM’s largest supplier, to begin transitioning a number of its strategic accounts to a direct design model in late fiscal 2005 and early fiscal 2006. As a result, Avnet has experienced a decrease in the percentage of higher gross margin design win business with Xilinx with a corresponding increase in Xilinx-related revenues in the fulfillment model, which yields a lower gross profit margin. This strategic shift by Xilinx was largely completed by December and is therefore not expected to continue to materially impact comparative margins as the Company exits calendar 2005. As Avnet exits the seasonally strong December quarter for TS and enters the normally strong March quarter for EM, the inherent shift to the higher gross profit margin EM business constituting a larger percentage of Avnet’s consolidated sales is expected to have a modest positive impact on gross profit margins in the third quarter of fiscal 2006. Specifically, EM constituted 60.0% of Avnet’s consolidated business in the second quarter of fiscal 2006 as compared with 64.6% in the first quarter of fiscal 2006. The first quarter ratio is likely more indicative of where the operating group business mix will fall in the non-calendar year-end quarters going forward.
      Consolidated gross profit and gross profit margins for the first six months of fiscal 2006 were $885.1 million and 12.6%, respectively, including the $7.5 million (0.1% of first six month sales) line termination charge discussed previously. In comparison, consolidated gross profit and gross profit margins for the first six months of fiscal 2005 were $723.5 million and 13.2%, respectively. The 60 basis point drop in year-to-date gross profit margins in fiscal 2006 is similarly a function of factors discussed above in the quarterly analysis.
Selling, General and Administrative Expenses
      Selling, general and administrative expenses in the second quarter of fiscal 2006 were $341.5 million. This represents an increase of $51.5 million, or 17.8%, as compared with the second quarter of fiscal 2005 selling, general and administrative expenses of $289.9 million. The increase in selling, general and administrative expenses is a direct result of the expansion of the overall business following the first quarter fiscal 2006 acquisition of Memec. Further impacting this year-over-year comparison is approximately $4.0 million (0.1% of sales) of incremental stock-based compensation expense further discussed below. Management estimates that the year-over-year increase in selling, general and administrative expense was approximately $62.7 million after adjustment for the translation impact of changes in foreign currency exchange rates.
      An important metric by which management monitors selling, general and administrative expenses is as a percentage of sales and as a percentage of gross profit. Selling, general and administrative expenses as a percentage of sales and gross profit were 9.1% and 73.9%, respectively, in the second quarter of fiscal 2006. This compares with ratios of 10.1% and 77.5%, respectively, in the prior year second quarter. Both of these metrics in the current quarter are impacted by the incremental stock-based compensation expense and selling, general and administrative expenses in the current quarter are further impacted by the previously discussed

$7.5 million line termination charge (see Gross Profit and Gross Profit Margins for further discussion). The significant year-over-year improvement in both of these metrics is a result of the Company’s ongoing focus on managing levels of operating costs through its various value-based management initiatives. This comparison is more significantly impacted, however, by the Company’s realization of operating expense synergies following the acquisition of Memec. Management has previously disclosed its expectation that approximately $150 million of annualized operating expenses would be removed from the combined Avnet and Memec businesses once the integration of Memec is completed. The integration efforts to date are progressing on schedule and management estimates that actions to remove more than $100 million of annualized operating expense synergies, or $25 million per quarter, were completed by the end of the second quarter of fiscal 2006. The remaining $50 million of annualized operating expense synergies are still anticipated to be removed from the ongoing business by the end of fiscal 2006. As the integration efforts continue, management expects continued improvement in selling, general and administrative expenses as a percentage of gross profit through the remainder of fiscal 2006. As discussed further in Organization in this MD&A, the majority of the remaining integration efforts relate to Avnet’s EMEA and Asia operations, as the integration in the Americas was substantially complete by the end of the first quarter of fiscal 2006.
      The first quarter of fiscal 2006 represented the first period in which the Company was required to adopt the provisions of Statement of Financial Accounting Standards No. 123R (“SFAS 123R”), Share-Based Payment. SFAS 123R requires all share-based payments to employees, including grants of employee stock options, to be measured at fair value and expensed in the statement of operations. The impact of adopting SFAS 123R, coupled with additional compensation expense associated with increased grants under some of the Company’s non-option, stock-based compensation programs, resulted in $4.0 million of incremental expense during the second quarter of fiscal 2006 when compared to the second quarter of fiscal 2005.
      Selling, general and administrative expenses for the first six months of fiscal 2006 were $680.2 million, or 9.7% of consolidated sales, as compared with $566.4 million, or 10.3% of consolidated sales, in the first six months of the prior year. Selling, general and administrative expenses were 76.9% and 78.3%, respectively, of gross profit in the first six months of fiscal 2006 and 2005. While the growth in selling, general and administrative expenses year-over-year is primarily a function of the Memec acquisition, the notable improvement in selling, general and administrative expenses as a percentage of sales and gross profits is a function of the same cost reduction efforts and successful synergy realization through the Memec acquisition as discussed above.
Restructuring and Other Charges and Integration Costs
      During the second quarter and six months ended December 31, 2005, the Company incurred certain restructuring and other charges and integration costs primarily as a result of the acquisition of Memec on July 5, 2005, which is being integrated into the Company’s existing Electronic Marketing operations in all three regions. As a result of the acquisition integration efforts, the Company established and approved plans to restructure certain of Avnet’s existing operations to accommodate the merger of the two businesses. Unrelated to the Memec integration, the Company also incurred charges relating to certain cost reduction actions taken by TS in the EMEA region and for the write-down of certain owned assets.
      The restructuring and other charges incurred during the second quarter of fiscal 2006 totaled $23.2 million pre-tax and $15.3 million after-tax, or $0.10 per share on a diluted basis. Of this total pre-tax charge, $7.5 million related to inventory write-downs associated with certain terminated inventory lines. This portion of the pre-tax charge was included in cost of sales in the consolidated statement of operations. The remaining second quarter pre-tax charge of $15.6 million, which is included in restructuring and other charges in the consolidated statement of operations, consisted of $9.8 million for severance costs, facility exit costs of $2.3 and $0.9 million for other charges. Restructuring and other charges in the second quarter of fiscal 2006 also include impairment charges related to two owned but vacant Avnet buildings totaling $2.7 million. Finally, a reversal of $0.1 million in excess remaining reserves recorded in prior fiscal years was recorded through restructuring and other charges.

      The restructuring and other charges incurred during the six months ended December 31, 2005 totaled $30.5 million pre-tax and $20.6 million after-tax, or $0.14 per share on a diluted basis. The pre-tax charges consisted of inventory write-downs for terminated lines amounting to $7.5 million and recorded through cost of sales in the consolidated statement of operations. The remaining pre-tax charge of $23.0 million, which was included in restructuring and other charges in the consolidated statement of operations, includes $13.9 million for severance costs, facility exit costs of $3.1 million, $2.3 million for the write-down of certain capitalized IT-related initiatives, and $1.1 million for other charges. Restructuring and other charges for the six months ended December 31, 2005 also include the previously discussed impairment charges of $2.7 million related to two vacated Avnet facilities and a reversal of $0.1 million of excess reserves recorded prior to fiscal 2006.
      The charge for terminated inventory lines relates to a strategic decision during the second quarter of fiscal 2006 to exit certain lines of inventory within EM in the Americas. As a result, management recorded a write-down of the related inventory on hand to fair market value due to the lack of stock rotation and other contractual return privileges once a line is terminated by Avnet. Severance charges incurred during the first and second quarter of fiscal 2006 related to work force reductions of over 200 personnel primarily in administrative and support functions in the EMEA and Americas regions. The majority of the positions eliminated were Avnet personnel that were deemed redundant by management with the merger of Memec into Avnet and also includes a small number of primarily administrative staff in TS’s operations in EMEA who were identified as redundant based upon the realignment of certain job functions in that region. The facility exit charges relate to liabilities for remaining non-cancelable lease obligations and the write-down of property, plant and equipment at two facilities in the Americas. The facilities, which supported administrative and support functions, and some sales functions, were identified for consolidation based upon the termination of certain personnel discussed above and the relocation of other personnel into other existing Avnet facilities. The IT-related charges resulted from management’s review of certain capitalized systems and hardware as part of the integration effort. A substantial portion of this write-off, which was recorded in the first quarter of fiscal 2006, relates to mainframe hardware that was scrapped due to the purchase of new, higher capacity hardware to handle the increased capacity needs with the addition of Memec. Similarly, certain capitalized IT assets were written off when they became redundant either to other acquired systems or new systems under development in the first quarter of fiscal 2006 as a result of the acquisition of Memec. Other charges in the six months ended December 31, 2005 related primarily to certain contract and lease termination charges associated with the redundant employees identified in TS EMEA.
      The asset impairment charges relate to two owned facilities, one in EMEA and one in the Americas, that Avnet has vacated. The write-down to fair value was based upon management’s estimates of current market values and possible selling price, net of costs to sell, for these properties.
      The restructuring and other charges are presented on the consolidated statement of operations as a separate component of operating expenses, with the exception of the charge to cost of sales for inventory write-downs for terminated lines. Of the total amounts recorded to expense during the six months ended December 31, 2005, $12.9 million represented non-cash write-downs, which consisted primarily of the charge to cost of sales and the previously discussed write-down to fair value of certain owned assets in EMEA and the Americas. The remaining charges in the six months ended December 31, 2005 required or will require the use of cash, of which $9.5 million was paid during the six months ended December 31, 2005.
      Also resulting from the Memec acquisition and its subsequent integration into Avnet, the Company incurred certain costs during the second quarter of fiscal 2006, amounting to $9.3 million pre-tax, $6.1 million after tax or $0.04 per share on a diluted basis. Including activity during the first quarter of fiscal 2006, integration costs during the six months ended December 31, 2005 totaled $15.7 million pre-tax, $10.8 million after-tax and $0.07 per share on a diluted basis. The integration costs relate to incremental salary costs, primarily of Memec personnel, who were retained by Avnet for extended periods following the close of the acquisition, solely to assist in the integration of Memec’s IT systems, administrative and logistics operations into those of Avnet. These identified personnel have no other meaningful day-to-day operational responsibilities outside of the integration effort. Also included in integration costs are certain professional fees, travel, meeting, marketing and communication costs that were incrementally incurred solely related to the Memec integration efforts. Integration costs are presented on the consolidated statement of operations as a separate component of operating expenses. All integration costs represent amounts incurred and paid during the second quarter of fiscal 2006.
      As of December 31, 2005, remaining reserves related to the restructuring actions taken in the first half of fiscal 2006 total $8.1 million, of which $5.0 million relates to severance reserves, the majority of which management expects to utilize before the end of fiscal 2006, facility exit costs of $2.5 million, the majority of which management expects to utilized by fiscal 2010, and other costs of $0.6 million, the majority of which management expects to utilize by 2009.
      As of December 31, 2005, the Company also had certain reserves remaining related to restructuring actions taken in earlier years. Total remaining reserves related to these actions were $9.3 million at the end of the second quarter of fiscal 2006. Included in these remaining reserves are $1.1 million for severance costs, the majority of which management expects to utilize by the end of fiscal 2006. The remaining reserve balance also included $7.8 million for remaining contractual lease commitments, the majority of which will be utilized by the end of fiscal 2007, although a small portion of the remaining reserves relate to lease payouts that extend as late as fiscal 2010. Finally, there were $0.4 million of other reserves, related primarily to remaining contractual commitments, the majority of which the Company expects to utilize during fiscal 2006.
      While the above charges related to Avnet personnel, facilities and operations, and are therefore recorded through Avnet’s consolidated statements of operations as restructuring and other charges, the Company also recorded numerous purchase accounting adjustments during the first half of fiscal 2006 related to the acquired personnel and operations of Memec. These adjustments are generally recorded as part of the allocation of purchase price and, therefore, are not recorded in the Company’s consolidated statement of operations. During the first half of fiscal 2006, the Company established and approved plans to integrate the acquired operations into all three regions of the Company’s EM operations, for which the Company recorded $99.2 million in purchase accounting adjustments. These purchase accounting items consist primarily of $28.7 million for severance for Memec workforce reductions of over 700 personnel (including senior management, administrative, finance and certain operational functions) primarily in the Americas and EMEA; $29.5 million for lease and other contract termination costs and write-downs in value of three Memec owned facilities in EMEA; $18.2 million for write-offs or write-downs in value of certain Memec owned information technology assets, primarily in the Americas; and $22.8 million in other items which consist primarily of the write-down of inventory to net realizable value approximately half of which impacts the Americas. Of these purchase accounting adjustments recorded in the first half of fiscal 2006, $23.1 million was paid out in cash during the first half of fiscal 2006 and $44.2 million were non-cash write-downs, leaving $31.7 million of remaining reserves, primarily related to severance, which are expected to be substantially paid out before the end of fiscal 2007, and lease commitment reserves, for which payments will extend into fiscal 2008.
Operating Income
      As a result of the factors discussed previously in this MD&A, operating income for the second quarter of fiscal 2006 was $95.5 million (2.5% of consolidated sales) as compared with operating income of $84.0 million (2.9% of consolidated sales) in the second quarter of fiscal 2005. However, the results for the second quarter of fiscal 2006 were negatively impacted by $32.4 million (0.9% of consolidated sales) of restructuring and other charges and integration costs resulting from the integration of Memec and by $4.0 million (0.1% of consolidated sales) of incremental stock-based compensation expense in the current quarter. See Restructuring and Other Charges and Integration Costs and Selling, General and Administrative Expenses, respectively, for further discussion of these charges. The overall improvement in operating income margin without these charges is driven by the increased sales volume, cost management and successful Memec integration discussed previously in this MD&A.
      EM’s operating income in the second quarter of fiscal 2006 was $91.5 million, or 4.1% of EM’s sales, as compared with $47.4 million, or 3.2% of sales in the second quarter of fiscal 2005. The 85 basis point improvement in this measure year-over-year is similarly a result of the increased volume resulting from the Memec acquisition coupled with the rapid removal of operating costs from the combined businesses. In addition to posting record sales, TS also posted a quarterly record for operating income dollars, propelled primarily by the higher sales volume, offset partially by the lower gross profit margins inherent with the growth of lower margin software sales discussed previously. As a result, TS operating income in the current quarter, totaling $55.3 million, was up $4.1 million over operating income of $51.2 million in the prior year second quarter. However, operating income as a percentage of TS sales remained essentially flat between the two quarters.
      Operating income for the six months ended December 31, 2005 was $166.2 million (2.4% of consolidated sales) as compared with operating income of $157.0 million (2.9% of consolidated sales) in the first six months of fiscal 2005. Operating income for the first half of fiscal 2006 was negatively impacted by $46.2 million (0.7% of consolidated sales) of restructuring and other charges and Memec integration costs as well as $7.8 million (0.1% of consolidated sales) of incremental stock-based compensation costs.
Interest Expense and Other Income, net
      Interest expense for the second quarter of fiscal 2006 was $23.1 million, up $1.9 million, or 8.8%, from interest expense of $21.3 million in the second quarter of fiscal 2006. The increase in interest expense in the current quarter is a result of higher short-term interest rates and higher borrowings on the Company’s various bank credit facilities. The increased borrowings are a direct result of certain cash expended for the acquisition of Memec and other charges in the past six months (see Liquidity and Capital Resources — Cash Flow for further discussion) as well increased borrowing needs primarily to fund the normal second fiscal quarter growth of the TS operations as discussed previously. These two factors driving interest expense up are offset partially by the favorable impact of the Company’s issuance of $250.0 million of 6.00% Notes due September 1, 2015 (the “6.00% Notes”) and repurchase of $254.1 million of the Company’s higher rate 8.00% Notes due November 15, 2006 (the “8.00% Notes”) during the first quarter of fiscal 2006.
      Interest expense for the first six months of fiscal 2006 totaled $46.8 million as compared with $42.1 million for the comparable six month period in the prior fiscal year. The increase in year-to-date interest expense is a result of the same factors discussed above. Additionally, because the first quarter 2006 tender offer for the repurchase of the 8.00% Notes was outstanding for approximately four weeks after the issuance of the 6.00% Notes, the Company was effectively incurring duplicative interest on both of these bond issuances for a four week period. This duplicative interest expense amounts to approximately $1.5 million pre-tax.
      Other income, net, was $3.0 million in the second quarter of fiscal 2006 as compared with $0.1 million in the second quarter of fiscal 2005. The current year increase is driven primarily by higher interest income and lower foreign currency losses in the current year.
      Other income, net, was $4.8 million in the first six months of fiscal 2006 as compared with $0.4 million in the first six months of the prior year. In addition to higher interest income on normal cash balances and more favorable foreign currency impacts in the current fiscal year, the Company also yielded higher interest income by approximately $0.4 million earned on the investment of the net proceeds from the issuance of the 6.00% Notes during the four week tender period for the 8.00% Notes discussed above.
Debt Extinguishment Costs
      As further described in Financing Transactions, the Company incurred debt extinguishment costs in the first six months of fiscal 2006 (incurred entirely during the first fiscal quarter) associated with the repurchase of $254.1 million of the 8.00% Notes. The costs, which related primarily to premiums and other transaction costs associated with the repurchase, totaled $11.7 million pre-tax, $7.1 million after tax or $0.05 per share on a diluted basis.
Income Tax Provision
      Avnet’s effective tax rate on its income before taxes for the second quarter and first six months of fiscal 2006 was 34.1% and 33.7%, respectively, as compared with an effective tax rate of 30.8% for both the second quarter and first six months of fiscal 2005. The increase in effective rates in fiscal 2006 is a function of the mix of profits, including the profits of the newly acquired Memec business, amongst the Company’s various international subsidiaries with varying statutory tax rates. The Company’s effective tax rate is also computed based upon projected mix of profits for the remainder of the fiscal year. As such, management anticipates that the current 33.7% rate is a reasonable approximation of the effective tax rate for Avnet for the remainder of fiscal 2006.
Net Income
      As a result of the operational performance and other factors discussed in the preceding sections of this MD&A, the Company’s consolidated net income for the second quarter of fiscal 2006 was $49.6 million, or $0.34 per share on a diluted basis, as compared with net income of $43.5 million, or $0.36 per share on a diluted basis, for the second quarter of fiscal 2005. The second quarter of fiscal 2006 was negatively impacted by restructuring and other charges and integration costs totaling $21.4 million after tax, or $0.14 per share on a diluted basis, and by the incremental impact of stock-based compensation totaling $2.6 million after tax, or $0.02 per share on a diluted basis. See Restructuring and Other Charges and Integration Costs and Selling, General and Administrative Expenses for further discussion of these items.
      The Company’s net income for the first six months of fiscal 2006 was $74.5 million, or $0.51 per share on a diluted basis, as compared with net income for the first six months of fiscal 2005 of $79.8 million, or $0.66 per share on a diluted basis. The first six months of fiscal 2006 were negatively impacted by a total of $44.0 million after tax, or $0.30 per share on a diluted basis, related to (1) restructuring and other charges and integration costs totaling $31.4 million after-tax, or $0.21 per share on a diluted basis, (2) debt extinguishment and duplicative net interest expense totaling $7.7 million after tax, or $0.05 per share on a diluted basis, and (3) incremental stock-based compensation expense totaling $4.9 million after tax, or $0.04 per share on a diluted basis.
LIQUIDITY AND CAPITAL RESOURCES
Cash Flow
      The following table summarizes the Company’s cash flow activity for the quarters and six month periods ended December 31, 2005 and January 1, 2005, including the Company’s computation of free cash flow and a reconciliation of this metric to the nearest GAAP measures of net income and net cash flow from operations. Management’s computation of free cash flow consists of net cash flow from operations plus cash flows generated from or used for purchases and sales of property, plant and equipment, acquisitions of operations, effects of exchange rates on cash and cash equivalents and other financing activities. Management believes that the non-GAAP metric of free cash flow is a useful measure to help management and investors better assess and understand the Company’s operating performance and sources and uses of cash. Management also believes the analysis of free cash flow assists in identifying underlying trends in the business. Computations of free cash flow may differ from company to company. Therefore, the analysis of free cash flow should be used as a complement to, and in conjunction with, the Company’s consolidated statements of cash flows presented in the accompanying consolidated financial statements.
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

	Second Quarters Ended		Six Months Ended

	December 31,	January 1,	December 31,	January 1,
	2005	2005	2005	2005

	(Thousands)

Net income	$49,636	$43,510	$74,533	$79,841

Non-cash and other reconciling items(1)	47,814	56,288	81,672	90,169

Cash flow generated from working capital (excluding cash and cash equivalents)(2)	(109,192)	145,222	(317,205)	67,767

Net cash flow (used for) provided from operations	(11,742)	245,020	(161,000)	237,777

Cash flow (used for) provided from:

Purchase of property, plant and equipment	(10,918)	(9,494)	(24,067)	(15,740)

Cash proceeds from sales of property, plant and equipment	1,337	6,338	1,629	6,797

Acquisition of operations, net	(6,032)	(60)	(304,022)	(1,105)

Effect of exchange rates on cash and cash equivalents	(1,498)	12,602	(2,537)	15,767

Other, net financing activities	1,510	335	23,579	184

Net free cash flow	(27,343)	254,741	(466,418)	243,680

Proceeds from (repayment of) debt, net	41,817	31,816	47,691	(9,324)

Net increase (decrease) in cash and cash equivalents	$14,474	$286,557	$(418,727)	$234,356

(1)	Non-cash and other reconciling items are the combination of depreciation and amortization, deferred income taxes, non-cash restructuring and other charges, and other, net (primarily the provision for doubtful accounts), in cash flows from operations.

(2)	Cash flow used for working capital is the combination of the changes in the Company’s working capital and other balance sheet accounts in cash flows from operations (receivables, inventories, accounts payable and accrued expenses and other, net).
      During the second quarter of fiscal 2006, the Company used $11.7 million of cash and cash equivalents for its operating activities as compared with cash generation of $245.0 million in the second quarter of fiscal 2005. The use of cash and cash equivalents for operating activities in the second quarter of 2006 is primarily a result of two factors: (1) the significant growth in receivables in the second quarter of fiscal 2006 and (2) the achievement of record inventory turns and increase in accounts payable days in the second quarter of the current year — a factor that offsets, in part, the cash outflow associated with the growth in receivables. Due to the record sales performance of TS during its normally seasonally strong December quarter as well as EM’s sales exceeding expectations in the second quarter of the current fiscal year, there was a significant increase in receivables over the prior year second quarter and first half. The higher receivable balance at December 31, 2005 will positively contribute to cash flow in the third quarter of fiscal 2006 when most of these receivables will be collected. Partially offsetting the significant impact of the growth in receivables is the record inventory turns achieved in both EM and TS in the second quarter of fiscal 2006, and an increase in accounts payable days, particularly in EM. These net movements in accounts payable and inventory balances are largely a result of the high volume of sales activity in the December quarter, as well as a function of management’s continued focus on working capital metrics. In addition, during the second quarter of the current year there were cash payments of approximately $28.6 million associated with Company’s restructuring and other charges, and of amounts accrued through purchase accounting, as well as other integration costs incurred (see Notes 4 and 13 to the accompanying consolidated financial statements and Results of Operations — Restructuring and Other Charges and Integration Costs in this MD&A for further discussion of these items).
      During the first half of fiscal 2006, the Company used $161.0 million of cash and cash equivalents for operating activities compared to cash a inflow of $237.8 million in the first half of fiscal 2005. In addition to the impact of trends in receivables, payables and inventory discussed above, the Company also made an accelerated contribution to the Company’s pension plan during the first quarter of fiscal 2006, which amounted to $58.6 million. The six months ended December 31, 2005 also included cash usage of approximately $48.4 million associated with the various restructuring and other charges and purchase accounting adjustments, as well as integration costs during the period.
      The Company’s cash flows associated with investing activities included a higher level of capital expenditures during the first half of fiscal 2006, primarily related to the new mainframe purchase and the ongoing development of one additional operating system to replace one of the systems that was disposed of as part of the restructuring and other charges charge in the first quarter (see Results of Operations — Restructuring and Other Charges and Integration Costs for further discussion). Also included in cash flows used in investing activities is approximately $298.3 million, used in the first half of fiscal 2006 ($1.2 million in the second quarter of fiscal 2006), associated with the Company’s acquisition of Memec, including the retirement of substantially all of Memec’s debt at the time of the acquisition (see Note 4 to the accompanying Consolidated Financial Statements for further discussion). Additionally, cash outflows for acquisitions in the first half of fiscal 2006 includes $4.8 million (which was recorded in the second quarter) for the purchase of shares held by a minority interest holder in one of the Company’s Israeli subsidiaries, and an additional earn-out payment (which was recorded in the first quarter) associated with a small acquisition completed in fiscal 2005. Finally, the cash inflows from other net financing activities in both the second quarter and first half of fiscal 2006 relate primarily to cash received for stock option exercises and the associated tax benefit.
      As a result of the factors discussed above, the Company utilized free cash flow of $27.3 million and $466.4 million, respectively, in the second quarter and first half of fiscal 2006 as compared with an inflow of $254.7 million and $243.7 million, respectively, in the second quarter and first half of fiscal 2005. The Company also generated a net cash inflow of $41.8 million and $47.7 million, respectively, for the second quarter and first half of fiscal 2006, compared to a net cash inflow of $31.8 million and a net cash outflow of $9.3 million from other debt-related activities in the second quarter and first half of fiscal 2005, respectively. As part of the Company’s financing activities, the Company also utilized cash and cash equivalents of $19.3 million during the first half of fiscal 2006, primarily for premiums, transaction costs and other costs associated with the repurchase of a total of $256.2 million of the Company’s 8% Notes, the majority of which was funded by the net proceeds from the issuance of the 6% Notes (see Financing Transactions). These results combined to yield a net generation of cash of $14.5 million in the second quarter of fiscal 2006 and net usage of $418.7 million in the first half of fiscal 2006 as compared with a net generation of cash of $286.6 million and $234.4 million, respectively, in the second quarter and first half of fiscal 2005.
Capital Structure and Contractual Obligations
      The following table summarizes the Company’s capital structure as of the end of the second quarter of fiscal 2006 with a comparison to fiscal 2005 year-end:

	December 31,	% of Total		% of Total
	2005	Capitalization	July 2, 2005	Capitalization

	(Dollars in thousands)

Short-term debt	$288,452	7.4%	$61,298	1.8%

Long-term debt	1,020,930	26.1	1,183,195	35.4

Total debt	1,309,382	33.5	1,244,493	37.2

Shareholders’ equity	2,600,037	66.5	2,097,033	62.8

Total capitalization	$3,909,419	100.0	$3,341,526	100.0

      Long-term debt in the above table includes the fair value adjustment of $9.5 million decreasing total debt and capitalization at December 31, 2005 and $0.9 million increasing total debt and capitalization at July 2, 2005. This fair value adjustment is a result of the Company’s fair value hedges on its 8.00% and 9 3/4% Notes discussed in Financing Transactions below. The capitalization as of December 31, 2005 also reflects the impact of 24.0 million shares of Avnet common stock issued to the former owners of Memec as part of the acquisition of Memec. The impact on the Company’s consolidated shareholders’ equity related to this issuance is $418.2 million (see Note 4 to the accompanying Consolidated Financial Statements for further discussion).
      For a description of the Company’s long-term debt and lease commitments for the next five years and thereafter, see Long-Term Contractual Obligations appearing in Item 7 of the Company’s Annual Report on Form 10-K for the year ended July 2, 2005. With the exception of the Company’s debt transactions and equity issuance discussed herein, there are no material changes to this information outside of normal lease payments, including the leases assumed with the acquisition of Memec.
      The Company does not currently have any material commitments for capital expenditures.
Financing Transactions
      As of July 2, 2005, the Company had an unsecured $350.0 million credit facility with a syndicate of banks (the “Credit Facility”), expiring in June 2007.
      During the second quarter of fiscal 2006, the Company amended and restated the Credit Facility to, among other things, increase the borrowing capacity from $350.0 million to $500.0 million, and increase the maximum amount of the total facility that can be used for letters of credit from $75.0 million to $100.0 million (the “Amended Credit Facility”). In addition, the Amended Credit Facility has a five-year term that matures in October 2010. The Company may still select from various interest rate options, currencies and maturities under the Amended Credit Facility. The Amended Credit Facility contains certain covenants, all of which the Company was in compliance with as of December 31, 2005. There were no borrowings under the Amended Credit Facility at December 31, 2005 or the Credit Facility at July 2, 2005.
      In August 2005, the Company also amended its accounts receivable securitization program to, among other things, increase the maximum available for borrowing from $350.0 million to $450.0 million. In addition, the amended Program now provides that drawings under the facility no longer qualify as off-balance sheet financing (see Off-Balance Sheet Arrangements). As a result, the receivables and related debt obligation will remain on the Company’s consolidated balance sheet when amounts are drawn under the Program. The amended Program has a one year term expiring in August 2006. There were no drawings outstanding under the Program at December 31, 2005.
      In August 2005, the Company issued $250.0 million of 6.00% Notes due September 1, 2015 (the “6% Notes”). The proceeds from the offering, net of discount and underwriting fees, were $246.5 million. The Company used these proceeds, plus cash and cash equivalents on hand, to fund the tender and repurchase of $250.0 million of the 8.00% Notes due November 15, 2006 (the “8% Notes”), at a price of $1,045 per $1,000 principal amount of Notes. In September 2005, the Company also repurchased $4.1 million of the 8% Notes at a premium of approximately $1,038 per $1,000 principal amount of Notes. As a result of the tender and repurchases, the Company incurred debt extinguishment costs of $11.7 million pre-tax, $7.1 million after tax or $0.05 per share on a diluted basis, relating primarily to premiums and other transaction costs. In December 2005, the Company repurchased an additional $2.2 million of the 8% Notes at a premium of approximately $1,026 per $1,000 principal amount of Notes.
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
      At July 2, 2005, the Company had two interest rate swaps with a total notional amount of $400.0 million in order to hedge the change in fair value of the 8% Notes related to fluctuations in interest rates. These contracts were classified as fair value hedges with a November 2006 maturity date. The interest rate swaps modified the Company’s interest rate exposure by effectively converting the fixed rate on the 8% Notes to a floating rate (6.4% at July 2, 2005) based on three-month U.S. LIBOR plus a spread through their maturities. During the first quarter of fiscal 2006, the Company terminated the interest rate swaps which hedged the 8% Notes due to the repurchase of $254.1 million of the $400.0 million 8% Notes, as previously discussed. The termination of the swaps resulted in net proceeds to the Company, of which, $1.3 million was netted in debt extinguishment costs in the first quarter of fiscal 2006 based on the pro rata portion of the 8% Notes that were repurchased. The remaining proceeds of $0.8 million, which represent the pro rata portion of the 8% Notes that have not been repurchased, have been capitalized in other long-term debt and are being amortized over the maturity of the remaining 8% Notes.
      The Company has three additional interest rate swaps with a total notional amount of $300.0 million, in order to hedge the change in fair value of the 9 3/4% Notes due February 15, 2008 (the “9 3/4% Notes”) related to fluctuations in interest rates. These hedges are classified as fair value hedges and mature in February 2008. These interest rate swaps modify the Company’s interest rate exposure by effectively converting the fixed rate on the 9 3/4% Notes to a floating rate (10.7% at December 31, 2005) based on three-month U.S. LIBOR plus a spread through their maturities.
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
Covenants and Conditions
      The accounts receivable securitization program agreement discussed in Financing Transactions above contains minimum interest coverage and leverage ratios as defined in the Credit Facility (see discussion below). The Program agreement currently in effect also contains certain covenants relating to the quality of the receivables sold. If these conditions are not met, the Company may not be able to borrow any additional funds and the financial institutions may consider this an amortization event, as defined in the agreement, which would permit the financial institutions to liquidate the accounts receivable sold to cover any outstanding borrowings. Circumstances that could affect the Company’s ability to meet the required covenants and conditions of the agreement include the Company’s ongoing profitability and various other economic, market and industry factors. Management does not believe that the covenants under the Program limit the Company’s ability to pursue its intended business strategy or future financing needs. The Company was in compliance with all covenants of the amended and original Program agreements at December 31, 2005 and July 2, 2005, respectively.

      The Credit Facility and Amended Credit Facility discussed in Financing Transactions contain certain covenants with various limitations on debt incurrence, dividends, investments and capital expenditures and also includes financial covenants requiring the Company to maintain minimum interest coverage and leverage ratios, as defined. Management does not believe that the covenants in the Credit Facility limit the Company’s ability to pursue its intended business strategy or future financing needs. The Company was in compliance with all covenants of the amended and the original Credit Facility as of December 31, 2005 and July 2, 2005, respectively.
      See Liquidity for further discussion of the Company’s availability under these various facilities.
Liquidity
      The Company had total borrowing capacity of $950.0 million at December 31, 2005 under the Credit Facility and the Program, against which $23.2 million in letters of credit were issued under the Credit Facility, resulting in $926.8 million of net availability at the end of the second quarter. The Company also had an additional $219.1 million of cash and cash equivalents at December 31, 2005. There are no significant financial commitments of the Company outside of normal debt and lease maturities discussed in Capital Structure and Contractual Obligations. Management believes that Avnet’s borrowing capacity, its current cash availability and the Company’s expected ability to generate operating cash flows are sufficient to meet its projected financing needs. The Company is less likely to generate significant operating cash flows in a growing electronic component and computer products industry. However, additional cash requirements for working capital are generally expected to be offset by the operating cash flows generated by the Company’s enhanced profitability as Avnet continues to realize further operating expense synergies following the acquisition of Memec. Furthermore, the next significant public debt maturity is not until the $143.7 million of 8% Notes mature in November 2006, which management expects to be able to repay through available cash and cash equivalents or available liquidity.
      The following table highlights the Company’s liquidity and related ratios as of the end of the second quarter of fiscal 2006 with a comparison to the fiscal 2005 year-end:
COMPARATIVE ANALYSIS — LIQUIDITY

	December 31,		Percentage
	2005	July 2, 2005	Change

	(Dollars in millions)

Current Assets	$4,335.0	$3,783.0	14.6%

Quick Assets	2,777.0	2,526.5	9.9

Current Liabilities	2,478.0	1,717.5	44.3

Working Capital	1,857.0	2,065.4	(10.1)

Total Debt	1,309.4	1,244.5	5.2

Total Capital (total debt plus total shareholders’ equity)	3,909.4	3,341.5	17.0

Quick Ratio	1.1:1	1.5:1

Working Capital Ratio	1.7:1	2.2:1

Debt to Total Capital	33.5%	37.2%
      As discussed in Cash Flow, during the first six months of fiscal 2006, the Company utilized approximately $429.4 million for a number of notable transactions, including the acquisition of Memec, accelerated contributions to the Company’s pension plan, cash used in connection with the repurchase of the Company’s 8% Notes, cash used for the acquisition of the minority interest in Avnet’s Israeli subsidiary and cash payments made related to restructuring charges and integration costs and other reserves recorded through purchase accounting. The Company’s quick assets (consisting of cash and cash equivalents and receivables) increased 9.9% from July 2, 2005 to December 31, 2005 as a result the Memec acquisition, the impact on receivables in the second quarter due to the significant increase in sales in the December quarter, offset in part by the cash usage discussed above. In addition to factors that impacted quick assets, the 14.6% increase in current assets was also impacted by the increase in inventory primarily due to the acquisition of Memec. Current liabilities grew as a result of the November 2006 maturity status of the remaining $143.7 million of the 8% Notes, along with the acquisition of Memec and the corresponding growth in the size of Avnet’s business, and the increase in accounts payable (see discussion in Cash Flow). Additionally, the Company retained one of Memec’s short-term borrowing facilities in Japan which also contributes to the increased short-term borrowings balance at December 31, 2005. As a result of the factors noted above, total working capital decreased by approximately 10.1% during the first half of fiscal 2006. Total capital grew primarily due to the 24.0 million shares of Avnet common stock granted to Memec’s former shareholders to complete the acquisition. This corresponding $418.2 million growth in equity is also the primary reason for the Company’s debt to capital ratio dropping from 37.2% at July 2, 2005 to 33.5% at December 31, 2005, as the Company paid off the majority of Memec’s outstanding debt as part of the close of the acquisition.
Recently Issued Accounting Pronouncements
      In May 2005, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standard No. 154 (“SFAS 154”), Accounting Changes and Error Corrections. SFAS 154 applies to all voluntary changes in accounting principle as well as to changes required by an accounting pronouncement that does not include specific transition provisions. SFAS 154 eliminates the requirement in Accounting Principles Board Opinion No. 20, Accounting Changes, to include the cumulative effect of changes in accounting principle in the income statement in the period of change and, instead, requires changes in accounting principle to be retrospectively applied. Retrospective application requires the new accounting principle to be applied as if the change occurred at the beginning of the first period presented by modifying periods previously reported, if an estimate of the prior period impact is practicable and estimable. SFAS 154 is effective for accounting changes and corrections of errors made in fiscal years beginning after December 15, 2005. The Company does not currently anticipate any changes in accounting principle other than the adoption of SFAS 123R discussed below, which has its own adoption transition provision and is therefore not in the scope of SFAS 154. As a result, Avnet does not believe the adoption of SFAS 154 will have a material impact on the Company’s consolidated financial statements.
      Effective in the first quarter of fiscal 2006, the Company adopted Statement of Financial Accounting Standards No. 123 (revised 2004), Share-Based Payments (“SFAS 123R”) which revises SFAS No. 123, Accounting for Stock-Based Compensation and supersedes APB Opinion No. 25, Accounting for Stock Issued to Employees. SFAS 123R requires all share-based payments to employees, including grants of employee stock options, be measured at fair value and expensed in the consolidated statement of operations over the service period (generally the vesting period). Upon adoption, the Company transitioned to SFAS 123R using the modified prospective application, whereby compensation cost is only recognized in the consolidated statements of operations beginning with the first period that SFAS 123R is effective and thereafter, with prior periods’ stock-based compensation for option and employee stock purchase plan activity still presented on a pro forma basis. The Company continues to use the Black-Scholes option valuation model to value stock options. As a result of the adoption of SFAS 123R, the Company recognized pre-tax charges of $2.9 million and $6.0 million in the quarter and six months ended December 31, 2005, respectively, associated with the expensing of stock options and employee stock purchase plan activity. Additionally, the Company increased its grant activity under other stock-based compensation programs that have always been expensed in the Company’s consolidated statements of operations, which yielded incremental expense under these other programs amounting to $1.2 million and $1.8 million when compared with the second quarter of fiscal 2005 and first half of fiscal 2005, respectively. In the second quarter of fiscal 2006, the combination of these two changes resulting from the adoption of SFAS 123R resulted in incremental expenses of $4.0 million pre-tax (included in selling, general and administrative expenses), $2.6 million after tax or $0.02 per share on a diluted basis. In the first half of fiscal 2006, the incremental expense was $7.8 million pre-tax (included in selling, general and administrative expenses), $4.9 million after tax or $0.04 per share on a diluted basis.
      In November 2005, the FASB issued Staff Position No. 123R-3 (“FSP 123R-3”), Transition Election Relating to Accounting for the Tax Effects of Share-Based Payment Awards, which provides an optional alternative transition election for calculating the pool of excess tax benefits (“APIC pool”) available to absorb tax deficiencies recognized under SFAS 123R. Under FSP 123R-3, an entity can make a one time election to either use the alternative simplified method or use the guidance in SFAS 123R to calculate the APIC pool. As a result, the Company has elected to use the alternative simplified method under FSP 123R.
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
      See Liquidity and Capital Resources — Financing Transactions appearing in Item 2 of this Report for further discussion of the Company’s financing facilities and capital structure. As of December 31, 2005, 66% of the Company’s debt bears interest at a fixed rate and 34% of the Company’s debt bears interest at variable rates (including as variable rate debt $300.0 million of the 9 3/4% Notes based on the variable rate hedges in place to hedge the Company’s exposure to changes in fair value associated with these Notes due to changes in interest rates — see Liquidity and Capital Resources — Financing Transactions for further discussion). Therefore, a hypothetical 1.0% (100 basis point) increase in interest rates would result in a $1.1 million impact on income before income taxes in the Company’s consolidated statement of operations for the quarter ended December 31, 2005.

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
      During the second quarter of fiscal 2006, there have been no changes to the Company’s internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds
      The following table includes the Company’s monthly purchases of common stock during the quarter ended December 31, 2005:

				Maximum Number
				(or Approximate
			Total Number of	Dollar Value) of
			Shares Purchased	Shares That May
	Total Number		as Part of Publicly	Yet Be Purchased
	of Shares	Average Price	Announced Plans	Under the Plans
Period	Purchased	Paid per Share	or Programs	or Programs

October	15,000	23.24	—	—

November	20,000	22.60	—	—

December	15,000	23.94	—	—
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

Raymond Sadowski
Senior Vice President and
Chief Financial Officer
Date: February 3, 2006

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