Form 10-Q
period 2006-04-01
AVNET INC
filed 2006-05-08
CIK 8858

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended April 1, 2006

Commission File #1-4224

AVNET, INC.

Incorporated in New York

IRS Employer Identification No. 11-1890605

2211 South 47th Street, Phoenix, Arizona 85034
(480) 643-2000

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days.  Yes ☑     No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act. (Check one):
Large accelerated filer ☑     Accelerated filer ☐     Non-accelerated filer ☐

Indicate by checkmark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ☐     No ☑

The total number of shares outstanding of the registrant’s Common Stock (net of treasury shares) as of April 28, 2006 — 146,465,633 shares.

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

Except as may be required by applicable law, Avnet assumes no obligation to update any forward-looking statements, whether as a result of new information, future events or otherwise.

PART I
FINANCIAL INFORMATION

Item 1.	Financial Statements

AVNET, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS
(Unaudited)

	April 1,	July 2,
	2006	2005
	(Thousands, except share amounts)

ASSETS
Current assets:
Cash and cash equivalents	$199,846	$637,867
Receivables, less allowances of $90,504 and $85,079, respectively	2,448,664	1,888,627
Inventories	1,553,903	1,224,698
Other	58,866	31,775

Total current assets	4,261,279	3,782,967
Property, plant and equipment, net	163,946	157,428
Goodwill (Notes 4 and 5)	1,297,831	895,300
Other assets	325,715	262,520

Total assets	$6,048,771	$5,098,215

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Borrowings due within one year (Note 6)	$278,929	$61,298
Accounts payable	1,542,467	1,296,713
Accrued expenses and other	440,721	359,507

Total current liabilities	2,262,117	1,717,518
Long-term debt, less due within one year (Note 6)	1,022,503	1,183,195
Other long-term liabilities	59,837	100,469

Total liabilities	3,344,457	3,001,182

Commitments and contingencies (Note 7)
Shareholders’ equity (Notes 9 and 10):
Common stock $1.00 par; authorized 300,000,000 shares; issued 146,380,000 shares and 120,771,000 shares, respectively	146,380	120,771
Additional paid-in capital	1,001,672	569,638
Retained earnings	1,428,728	1,283,028
Cumulative other comprehensive income (Note 9)	127,799	123,705
Treasury stock at cost, 6,046 shares and 5,231 shares, respectively	(265)	(109)

Total shareholders’ equity	2,704,314	2,097,033

Total liabilities and shareholders’ equity	$6,048,771	$5,098,215

See notes to consolidated financial statements.

AVNET, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

	Third Quarters Ended		Nine Months Ended
	April 1,	April 2,	April 1,	April 2,
	2006	2005	2006	2005
	(Thousands, except per share data)

Sales	$3,614,642	$2,758,259	$10,642,020	$8,241,415
Cost of sales (Note 13)	3,142,588	2,393,691	9,284,897	7,153,357

Gross profit	472,054	364,568	1,357,123	1,088,058
Selling, general and administrative expenses	334,645	286,037	1,014,867	852,478
Restructuring and other charges (Note 13)	10,945	—	33,901	—
Integration costs (Note 13)	4,584	—	20,301	—

Operating income	121,880	78,531	288,054	235,580
Other (expense) income, net	(246)	1,860	4,591	2,247
Interest expense	(25,162)	(20,963)	(72,006)	(63,088)
Gain on sale of business lines (Note 4)	10,950	—	10,950	—
Debt extinguishment costs (Note 6)	—	—	(11,665)	—

Income before income taxes	107,422	59,428	219,924	174,739
Income tax provision	36,255	18,280	74,224	53,750

Net income	$71,167	$41,148	$145,700	$120,989

Net earnings per share (Note 10):
Basic	$0.49	$0.34	$1.00	$1.00

Diluted	$0.48	$0.34	$0.99	$1.00

Shares used to compute net earnings per share (Note 10):
Basic	146,373	120,694	145,707	120,591

Diluted	147,413	121,414	147,062	121,373

See notes to consolidated financial statements.

AVNET, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Nine Months Ended
	April 1,	April 2,
	2006	2005
	(Thousands)

Cash flows from operating activities:
Net income	$145,700	$120,989
Non-cash and other reconciling items:
Depreciation and amortization	51,158	46,398
Deferred income taxes	4,715	32,100
Non-cash restructuring and other charges (Note 13)	14,607	—
Other, net (Note 11)	36,733	34,074
Changes in (net of effects from business acquisitions):
Receivables	(219,211)	(11,538)
Inventories	(89,774)	96,691
Accounts payable	(7,934)	93,731
Accrued expenses and other, net	(94,725)	(28,266)

Net cash flows (used for) provided from operating activities	(158,731)	384,179

Cash flows from financing activities:
Issuance of notes in public offering, net of issuance costs (Note 6)	246,483	—
Repayment of notes (Note 6)	(256,325)	(89,589)
Proceeds from (repayments of) bank debt, net (Note 6)	50,410	(3,152)
Repayments of other debt, net (Note 6)	(583)	(169)
Other, net (Note 11)	27,774	923

Net cash flows provided from (used for) financing activities	67,759	(91,987)

Cash flows from investing activities:
Purchases of property, plant and equipment	(38,175)	(22,257)
Cash proceeds from sales of property, plant and equipment	2,250	7,125
Acquisitions and investments, net (Note 4)	(321,837)	(1,098)
Cash proceeds from dispositions, net (Note 4)	11,190	—

Net cash flows used for investing activities	(346,572)	(16,230)

Effect of exchange rate changes on cash and cash equivalents	(477)	5,719

Cash and cash equivalents:
— (decrease) increase	(438,021)	281,681
— at beginning of period	637,867	312,667

— at end of period	$199,846	$594,348

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

2.  The results of operations for the third quarter and nine months ended April 1, 2006 are not necessarily indicative of the results to be expected for the full year.

3.	Stock-based compensation

Effective in the first quarter of fiscal 2006, the Company adopted Statement of Financial Accounting Standards No. 123 (revised 2004), Share-Based Payments (“SFAS 123R”), which revises SFAS No. 123, Accounting for Stock-Based Compensation and supersedes APB Opinion No. 25, Accounting for Stock Issued to Employees.  SFAS 123R requires all share-based payments to employees, including grants of employee stock options, be measured at fair value and expensed in the consolidated statement of operations over the service period (generally the vesting period). Upon adoption, the Company transitioned to SFAS 123R using the modified prospective application, whereby compensation cost is only recognized in the consolidated statements of operations beginning with the first period that SFAS 123R is effective and thereafter, with prior periods’ stock-based compensation for option and employee stock purchase plan activity still presented on a pro forma basis. The Company continues to use the Black-Scholes option valuation model to value stock options. As a result of the adoption of SFAS 123R, the Company recognized pre-tax charges of $2,279,000 and $8,304,000, respectively, in the three and nine months ended April 1, 2006, associated with the expensing of stock options and employee stock purchase plan activity. Additionally, the Company increased its grant activity under other stock-based compensation programs (while decreasing the number of stock options granted) that have always been expensed in the Company’s consolidated statements of operations, which yielded incremental expense under these other programs amounting to $1,133,000 and $2,910,000, respectively, when compared with the third quarter of fiscal 2005 and first nine months of fiscal 2005. In the third quarter of fiscal 2006, the combination of these two changes resulting from the adoption of SFAS 123R resulted in incremental expenses of $3,412,000 pre-tax (included in selling, general and administrative expenses), $2,260,000 after tax and $0.02 per share on a diluted basis. In the first nine months of fiscal 2006, the incremental expense was $11,214,000 pre-tax, $7,195,000 after tax and $0.05 per share on a diluted basis.

AVNET, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Reported and pro forma net income and earnings per share are as follows:

	Third Quarters		Nine Months
	Ended		Ended
	April 1,	April 2,	April 1,	April 2,
	2006	2005	2006	2005
	(Thousands, except per share data)

Pre-tax stock-based compensation expense assuming fair value method applied to all awards(1)	$3,748	$3,489	$12,176	$11,494

Stock-based compensation expense, net of tax	$2,483	$2,109	$7,815	$6,948

Net income, as reported	$71,167	$41,148	$145,700	$120,989
Fair value impact of employee stock compensation not reported in net income, net of tax	—	(1,938)	—	(6,437)

Pro forma net income	$71,167	$39,210	$145,700	$114,552

Earnings per share:
Basic — as reported	$0.49	$0.34	$1.00	$1.00

Diluted — as reported	$0.48	$0.34	$0.99	$1.00

Basic — pro forma	$0.49	$0.32	$1.00	$0.95

Diluted — pro forma	$0.48	$0.32	$0.99	$0.94

(1)	Includes stock-based compensation expense for incentive stock, stock options, Employee Stock Purchase Plan activity and directors’ compensation for the periods presented.

The fair value of options granted is estimated on the date of grant using the Black-Scholes model based on the assumptions in the table below. The assumption for the expected life is based on evaluations of historical and expected future employee exercise behavior. The risk-free interest rate is based on the US Treasury rates at the date of grant with maturity dates approximately equal to the expected life at the grant date. The historical volatility of Avnet’s stock is used as the basis for the volatility assumption.

			Nine Months
	Third Quarters Ended		Ended
	April 1,	April 2,	April 1,	April 2,
	2006	2005	2006	2005

Expected life (years)	—	6.0	6.0	6.0
Risk-free interest rate	—	4.1%	4.1%	3.5%
Weighted average volatility	—	43.8%	43.4%	44.8%
Dividend yield	—	—	—	—

There were no stock options granted during the third quarter of fiscal 2006. At April 1, 2006, the Company had 14,174,127 shares of common stock reserved for stock option and stock incentive programs.

AVNET, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Stock option plans

The Company has four stock option plans with shares available for grant at April 1, 2006 as follows:

	Plan
	1996	1997	1999	2003

Minimum exercise price as a percentage of fair market value at date of grant	100%	85%	85%	85%
Plan termination date	December 31, 2006	November 19, 2007	November 21, 2009	September 18, 2013
Shares available for grant at April 1, 2006	181,696	9,876	112,751	2,837,636

Option grants under all four plans have a contractual life of ten years. Option grants vest 25% on each anniversary of the grant date, commencing with the first anniversary.

The following is a summary of the changes in outstanding options for the nine months ended April 1, 2006:

			Weighted
		Weighted	Average
		Average	Remaining
		Exercise	Contractual	Aggregate
	Shares	Price	Life	Intrinsic Value

Outstanding at July 2, 2005	9,955,201	$20.28	68 months
Granted	249,000	24.77	102 months
Exercised	(1,406,977)	18.05	44 months
Forfeited or expired	(376,166)	22.51	61 months

Outstanding at April 1, 2006	8,421,058	20.69	63 months	$1,133,462

Exercisable at April 1, 2006	6,333,159	21.58	53 months	$1,133,462

The weighted-average grant-date fair values of share options granted during the first nine months of fiscal 2006 and 2005, were $11.86 and $8.40, respectively. The total intrinsic values of share options exercised during the first nine months of fiscal 2006 and 2005, was $684,000 and $109,000, respectively.

The following is a summary of the changes in non-vested shares for the nine months ended April 1, 2006:

		Weighted
		Average
		Grant-Date
	Shares	Fair Value

Non-vested shares at July 2, 2005	3,319,228	$8.05
Granted	249,000	11.86
Vested	(1,340,384)	7.82
Forfeited	(139,945)	8.33

Non-vested at April 1, 2006	2,087,899	8.64

As of April 1, 2006, there was $18,038,000 of total unrecognized compensation cost related to non-vested awards granted under the option plans, which is expected to be recognized over a weighted-average period of

AVNET, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

3.1 years. The total fair values of shares vested during the first nine months of fiscal 2006 and 2005 were $10,481,000 and $12,097,000, respectively.

Cash received from option exercises during the first nine months of fiscal 2006 and 2005 totaled $25,401,000, and $1,646,000, respectively. The impact of these cash receipts is included in Other, net, financing activities in the accompanying consolidated statements of cash flows.

Employee stock purchase plan

The Company has an Employee Stock Purchase Plan (“ESPP”), which was amended effective January 2006. Under the terms of the amended ESPP, eligible employees of the Company are offered options to purchase shares of Avnet common stock at a price equal to 95% of the fair market value on the last day, of each monthly offering period. Previously the plan offered employees options to purchase shares of Avnet stock at a price equal to 85% of the fair market value on the first or last day, whichever was lower, of each monthly offering period. As a result of these amended terms, Avnet is not required to record expense in the consolidated statements of operations related to the ESPP subsequent to the second quarter of fiscal 2006. Therefore, the Company did not recognize any pre-tax compensation expense under the ESPP plan during the third quarter of fiscal 2006. The pre-tax compensation expense recognized under the ESPP during the first nine months of fiscal 2006 with the adoption of SFAS 123R was $465,000.

The Company has a policy of repurchasing shares on the open market to satisfy shares purchased under the ESPP, and expects future repurchases during fiscal 2006 to be less than repurchases made during fiscal 2005, based on current estimates of participation in the program. During the first nine months of fiscal 2006 and 2005, respectively, there were 147,126 and 222,783 shares of common stock issued under the ESPP program.

Incentive stock

The Company has an Incentive Stock Program wherein, at April 1, 2006, a total of 1,327,331 shares were still available for award based upon operating achievements. Delivery of incentive shares, and the associated compensation expense, is spread equally over a five-year period and is subject to the employee’s continued employment by the Company. As of April 1, 2006, 603,436 shares previously awarded have not yet been delivered. Pre-tax compensation expense associated with this program was $2,641,000 and $731,000, respectively, for the first nine months of fiscal 2006 and 2005.

Performance shares

Beginning in fiscal 2006, eligible employees, including Avnet’s executive officers, may receive a portion of their long-term equity-based incentive compensation through the performance share program under Avnet’s 2003 Stock Compensation Plan, which allows for the award of stock based upon performance-based criteria (“Performance Shares”). These Performance Shares will be awarded under the terms of the Company’s existing stock incentive plans. The Performance Shares will provide for payment to each grantee of a number of shares of Avnet’s common stock at the end of a three-year period based upon the Company’s achievement of performance goals established by the Compensation Committee of the Board of Directors for each three-year period. These performance goals are based upon a three-year cumulative increase in the Company’s absolute economic profit, as defined, over the prior three-year period and the increase in the Company’s economic profit relative to the increase in the economic profit of a peer group of corporations. During the first nine months of fiscal 2006, the Company granted 194,530 performance shares to be awarded to participants in the Performance Share program in three years. The actual amount of Performance Shares issued at the end of the three year period will be determined based upon the level of achievement of the defined performance goals. During each of the first two years of this new program, participants may earn (vest in) a portion of the award granted, with the shares to be issued at the end of the three-year period. During the third quarter and nine months ended April 1, 2006, the Company recognized pre-tax compensation expense associated with the Performance Shares of $500,000 and $1,000,000, respectively.

AVNET, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Outside director stock bonus plan

Prior to the second quarter of fiscal 2006, the Company had a program whereby non-employee directors were awarded shares equal to $20,000 of Avnet common stock upon their re-election each year, as part of their director compensation package. Directors may elect to receive this compensation in the form of common stock under the Outside Director Stock Bonus Plan or they may elect to defer their compensation to be paid in common stock at a later date. Shares under this plan were issued in January of each year and the number of shares was calculated by dividing $20,000 by the average of the high and low price of Avnet common stock on the first business day of January. During the second quarter of fiscal 2006, this plan was amended such that directors are awarded shares equal to $75,000 effective with the January 2006 award. The increase in the value of shares awarded to directors of the Company was part of a change in director’s compensation, which also eliminated the granting of options to the non-employee directors. As of April 1, 2006, 2,509 shares were reserved for issuance under this plan.

4.	Acquisitions, divestitures and investments

On July 5, 2005, the Company acquired Memec Group Holdings Limited (“Memec”), a global distributor that markets and sells a portfolio of semiconductor devices from industry-leading suppliers in addition to providing customers with engineering expertise and design services. Memec, with sales of $2.28 billion for the twelve months ended July 4, 2005, is anticipated to be fully integrated into the Electronics Marketing group (“EM”) of Avnet by the end of fiscal 2006, with a substantial portion of the integration having already been completed.

Purchase price

The consideration for the Memec acquisition consisted of stock and cash valued at approximately $506,647,000, including transaction costs, plus the assumption of $239,960,000 of Memec’s net debt (debt less cash acquired). All but $27,343,000 of this acquired net debt was repaid upon the closing of the acquisition. Under the terms of the purchase, Memec investors received 24,011,000 shares of Avnet common stock plus $63,957,000 of cash. The shares of Avnet common stock were valued at $17.42 per share, which represents the five-day average stock price beginning two days before the acquisition announcement on April 26, 2005.

Preliminary allocation of purchase price

The Memec acquisition is accounted for as a purchase business combination. Assets acquired and liabilities assumed are recorded in the accompanying consolidated balance sheet at their estimated fair values as of July 5, 2005. A preliminary allocation of purchase price to the assets acquired and liabilities assumed at the date of acquisition is presented in the following table. This allocation is based upon a preliminary valuation using management’s estimates and assumptions. Preliminary adjustments to record the acquired assets and liabilities at fair value include: (1) write-offs or write-downs in the value of certain Memec information technology assets, including financial information systems, that were made redundant in the combined Memec and Avnet business through the continued use of Avnet’s existing systems; (2) the write-down of certain Memec inventory lines to estimated net realizable value as of the acquisition date based on anticipated demand, supplier return and stock rotation privileges, age analysis, and other known factors that existed as of the acquisition date; (3) write-downs in fair value of Memec owned facilities, the fair value of which was based upon management’s estimates of the current market values and possible selling price, net of selling costs for the facilities; and (4) recognition of other contractual obligations that will not provide any on-going benefit to the combined business. In addition, Memec historically placed valuation allowances on certain of its otherwise realizable deferred tax assets. Following the acquisition, Avnet analyzed these assets and reversed valuation allowances for certain of the acquired deferred tax assets that management deemed realizable in the combined business.

In addition to the items discussed above, the assets and liabilities in the following table include preliminary estimates of liabilities recorded for actions taken as a result of plans to integrate the acquired operations into Avnet’s existing operations. Purchase accounting adjustments for such activities include: (1) severance costs for Memec

AVNET, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

workforce reductions; (2) lease commitments of leased facilities that will no longer be used; (3) write-offs or write-downs in value of certain fixed assets and leasehold improvements that will have limited or no use in the combined business as a result of the facilities being exited; and (4) commitments related to other contractual obligations (see Preliminary acquisition-related exit activity accounted for in purchase accounting included in this Note 4). The allocations of purchase price discussed herein are preliminary as management completes its evaluation of the assets and liabilities acquired and finalizes the actions that will be taken and the charges associated with the integration of Memec into Avnet’s operations. The Company expects all adjustments will be completed within the purchase price allocation period, which is generally within one year of the acquisition date.

During the third quarter of fiscal 2006, the Company completed its valuation of identifiable intangible assets that resulted from the Memec acquisition. The Company allocated $22,600,000 of purchase price to intangible assets relating to customer relationships, which management estimates have a life of ten years, and $3,800,000 to intangible assets associated with the Memec tradename, which management estimates have a life of two years. In addition, the Company recorded $3,120,000 of amortization ($1,695,000 for customer relationships and $1,425,000 for tradename) during the third quarter of fiscal 2006, which represents nine months of intangible asset amortization from the date of acquisition. Amortization expense for the next five years is estimated to be $4,160,000 in fiscal 2007, and $2,260,000 in each of fiscal 2008 through 2011. These identifiable intangible assets other than goodwill are included in other long-term assets in the accompanying consolidated balance sheet at April 1, 2006.

A portion of the goodwill generated by the Memec acquisition is expected to be deductible for tax purposes, although the Company has not yet quantified the deductible portion.

July 5, 2005
(Thousands)

Current assets	$701,310
Property, plant and equipment	18,772
Identifiable intangible assets other than goodwill	26,400
Goodwill	398,112
Other assets	94,341

Total assets acquired	1,238,935

Current liabilities, excluding current portion of long-term debt	427,245
Long-term liabilities	12,700
Total debt	27,343

Total liabilities assumed	467,288

Net assets acquired	$771,647

Cash acquired	(52,383)
Debt assumed	27,343

Purchase price and debt assumed, net of cash acquired	$746,607

The acquisition of Memec has expanded EM’s operations in each of the three major economic regions. The combination of Memec’s Asian operations with Avnet’s industry-leading position, based on sales, in the Asia region has provided Avnet with a stronger position in this key growth region. Memec’s already established position in Japan — the only U.S.-based distributor with such a presence in the Japanese market — also represents an opportunity by providing entry into this major electronic component marketplace. Because Memec’s operations and business model was similar to Avnet’s, management has been able to achieve significant operating expense synergies through the integration efforts which are substantially complete, with much of the synergies already realized by the end of the third quarter of fiscal 2006 and the remaining synergy benefits expected to be realized as

AVNET, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

the remaining integration efforts are completed in the fourth quarter of fiscal 2006. The combination of these factors are the drivers behind the excess of purchase price paid over the value of assets and liabilities acquired.

Preliminary acquisition-related exit activity accounted for in purchase accounting

As a result of the acquisition, the Company established and approved plans to integrate the acquired operations into all three regions of the Company’s EM operations, for which the Company recorded $66,586,000 in preliminary exit-related purchase accounting adjustments during the nine months of fiscal 2006. These purchase accounting adjustments consist primarily of severance for Memec workforce reductions, non-cancelable lease commitments and lease termination charges for leased facilities, and other contract termination costs associated with the exit activities.

The following table summarizes the reserves related to exit activities that have been preliminarily established through purchase accounting and the related activity that has occurred during the nine months of fiscal 2006:

		Facility Exit
	Severance	Reserves/
	Reserves	Write-downs	Other	Total
	(Thousands)

Purchase accounting adjustments	$32,573	$29,124	$4,889	$66,586
Amounts utilized	(29,024)	(16,513)	(1,544)	(47,081)
Other, principally foreign currency translation	(58)	39	11	(8)

Balance at April 1, 2006	$3,491	$12,650	$3,356	$19,497

Total amounts utilized for exit-related activities during the first nine months of fiscal 2006 consisted of $38,676,000 in cash payments and $8,405,000 in non-cash write-downs.

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

The costs associated with the consolidation of over 60 Memec facilities are presented in Facility Exit Reserves/Write-downs in the table above and include estimated future payments for non-cancelable leases, early lease termination costs, and write-downs or write-offs of Memec owned assets in these facilities, including capitalized equipment and leasehold improvements. These actions relate primarily to facilities located in the Americas and EMEA. These reserves are subject to adjustment based on final analyses of the ultimate liabilities.

The other reserves in the table above relate primarily to remaining commitments and termination charges related to other contractual commitments of Memec that will no longer be of use in the combined business.

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

Pro forma results

Unaudited pro forma financial information is presented below as if the acquisition of Memec occurred at the beginning of fiscal 2005. The pro forma information presented below does not purport to present what actual results

AVNET, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

would have been had the acquisition in fact occurred at the beginning of fiscal 2005, nor does the information project results for any future period. Pro forma financial information is not presented for fiscal 2006 because the acquisition occurred on July 5, 2005, which was three days after the beginning of the Company’s fiscal year 2006. As a result, the accompanying consolidated statement of operations for the quarter and nine months ended April 1, 2006 effectively includes Memec’s results of operations for comparative purposes.

	Pro Forma Results	Pro Forma Results
	Third Quarter	Nine Months
	Ended	Ended
	April 2, 2005	April 2, 2005
	(Thousands, except per share data)

Pro forma sales	$3,314,538	$9,929,010
Pro forma operating income	86,232	267,233
Pro forma net income	36,149	113,230
Pro forma diluted earnings per share	$0.25	$0.78

The combined results for Avnet and Memec for the third quarter and nine months ended April 2, 2005 were adjusted for the following in order to create the pro forma results in the table above:

•	$12,070,000 pre-tax, $7,996,000 after-tax, or $0.05 per diluted share, and $36,056,000 pre-tax, $23,922,000 after-tax, or $0.16 per diluted share, respectively, for the third quarter and nine months ended April 2, 2005 for interest expense relating to Memec’s shareholder loans that were retired at acquisition through the issuance of Avnet common stock;

•	$5,531,000 pre-tax, $3,679,000 after-tax or $0.11 per diluted share for the nine months ended April 2, 2005 for capitalized costs written off relating to Memec’s cancelled initial public offering and restructuring charges incurred by Memec. There were no further capitalized costs incurred in the third quarter of fiscal 2005;

•	$1,444,000 pre-tax, $957,000 after-tax, or $0.01 per diluted share, and $4,332,000 pre-tax, $2,875,000 after-tax, or $0.03 per diluted share, respectively, for the third quarter and nine months ended April 2, 2005 for amortization relating to intangible assets and deferred financing costs for the shareholder loans that were retired at acquisition; and

•	the impact on pro forma diluted earnings per share of the 24.011 million shares of Avnet’s common stock issued as part of the consideration.

Pro forma results above exclude any benefits that may result from the acquisition due to synergies that were derived from the elimination of any duplicative costs. In addition, the pro forma results have not been adjusted to remove the following Memec costs, which management considers to be non-recurring:

•	$4,857,000 pre-tax, $3,218,000 after-tax, or $0.02 per diluted share, and $14,585,000 pre-tax, $9,681,000 after-tax, or $0.06 per diluted share, respectively, for the third quarter and nine months ended April 2, 2005, for interest expense relating to Memec’s loan secured by receivables and term loans that were paid immediately upon the close of the acquisition; and

•	$2,400,000 pre-tax, $1,590,000 after-tax, or $0.01 per diluted share, and $9,500,000 pre-tax, $6,296,000 after-tax, or $0.04 per diluted share, respectively, for the third quarter and nine months ended April 2, 2005, for selling, general and administrative costs relating to Memec’s non-recurring consulting and other project costs, annual management fee, and other severance-related costs that are no longer incurred following the acquisition.

AVNET, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Divestitures and investments

During the third quarter of fiscal 2006, the Company completed the divestiture of two end-user business lines in its TS Americas business. In January 2006, the Company sold its TS Americas end-user enterprise server and storage business line to a value-added reseller for approximately $12 million. This business line sold various products and services directly to end-users. The Company concurrently executed an exclusive distribution agreement whereby the acquiring company will procure certain enterprise computer products under customary terms from Avnet for a five-year contract period.

In February 2006, the Company contributed cash and certain operating assets and liabilities of its TS Americas end-user network solutions business line into a joint venture with Calence Inc. in exchange for an investment interest in the joint venture, called Calence LLC. This business line provided network and related products and services directly to customers and generated annual revenues of less than $200 million for Avnet. Avnet’s equity investment in Calence LLC of $22,908,000 is being accounted for under the equity method, with this investment included in other long-term assets on the accompanying consolidated balance sheet.

As a result of these divestitures, the Company recorded a pre-tax gain of $10,950,000 during the third quarter and nine months ended April 1, 2006.

5.	Goodwill

The following table presents the carrying amount of goodwill, by reportable segment, for the nine months ended April 1, 2006:

	Electronics	Technology
	Marketing	Solutions	Total
	(Thousands)

Carrying value at July 2, 2005	$637,122	$258,178	$895,300
Additions	402,453	795	403,248
Foreign currency translation	49	(766)	(717)

Carrying value at April 1, 2006	$1,039,624	$258,207	$1,297,831

The additions in EM primarily relate to the Memec acquisition and reflect purchase accounting adjustments recorded during the nine months ended April 1, 2006 (see Note 4). The additions in EM also relate to the purchase of shares formerly held by a minority interest holder in one of the Company’s Israeli subsidiaries. The additions in Technology Solutions (“TS”) relate primarily to a final earnout payment made in the first quarter of fiscal 2006 to the former owners of DNS Slovakia, which was acquired by Avnet in fiscal 2005.

6.	External financing

Short-term debt consists of the following:

	April 1,	July 2,
	2006	2005
	(Thousands)

8.00% Notes due November 15, 2006	$143,675	$—
Bank credit facilities	134,141	60,468
Other debt due within one year	1,113	830

Short-term debt	$278,929	$61,298

Bank credit facilities consist of various committed and uncommitted lines of credit with financial institutions utilized primarily to support the working capital requirements of foreign operations, including bank credit facilities in Japan assumed as part of the acquisition of Memec (see Note 4). The weighted average interest rates on the bank

AVNET, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

credit facilities at April 1, 2006 and July  2, 2005 were 3.4% and 4.0%, respectively. Although interest rates generally rose during the nine month period ended April 1, 2006, the weighted average rate at April 1, 2006 is lower than at July 2, 2005 primarily due to the mix of outstanding borrowings amongst the Company’s different bank credit facilities. Specifically, at April 1, 2006, more than 30% of borrowings on bank credit facilities were drawn on the Japanese facility acquired with Memec in the first quarter of fiscal 2006. The interest rates for borrowings under on this facility average less than 1%.

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

During the first quarter of fiscal 2006, the Company amended the Program to, among other things, increase the maximum amount available for borrowing from $350,000,000 to $450,000,000. In addition, the amended Program now provides that drawings under the Program no longer qualify as off-balance sheet financing. As a result, the receivables and related debt obligation will remain on the Company’s consolidated balance sheet when amounts are drawn on the Program. The Program, as amended, has a one year term which expires in August 2006. There were no drawings outstanding under the Program at April 1, 2006.

Long-term debt consists of the following:

	April 1,	July 2,
	2006	2005
	(Thousands)

8.00% Notes due November 15, 2006	$—	$400,000
9 3/4% Notes due February 15, 2008	475,000	475,000
6.00% Notes due September 1, 2015	250,000	—
2% Convertible Senior Debentures due March 15, 2034	300,000	300,000
Other long-term debt	7,835	7,285

Subtotal	1,032,835	1,182,285
Fair value adjustment for hedged 8.00% and 9 3/4% Notes	(10,332)	910

Long-term debt	$1,022,503	$1,183,195

As of July 2, 2005, the Company had an unsecured $350,000,000 credit facility with a syndicate of banks (the “Credit Facility”), expiring in June 2007. During the second quarter of fiscal 2006, the Company amended and restated the Credit Facility to, among other things, increase the borrowing capacity from $350,000,000 to $500,000,000, and increase the maximum amount of the total facility that can be used for letters of credit from $75,000,000 to $100,000,000 (the “Amended Credit Facility”). In addition, the Amended Credit Facility has a five-year term that matures in October 2010. The Company may still select from various interest rate options, currencies and maturities under the Amended Credit Facility. The Amended Credit Facility contains certain covenants, all of which the Company was in compliance with as of April 1, 2006. At April 1, 2006, there was $2,400,000 drawn under the Amended Credit Facility included in other long-term debt in the preceding table. There were no borrowings under the Credit Facility at July 2, 2005.

In August 2005, the Company issued $250,000,000 of 6.00% Notes due September 1, 2015 (the “6% Notes”). The proceeds from the offering, net of discount and underwriting fees, were $246,483,000. The Company used these proceeds, plus cash and cash equivalents on hand, to fund the tender and repurchase of $250,000,000 of the 8.00% Notes due November 15, 2006 (the “8% Notes”), at a price of $1,045 per $1,000 principal amount of Notes. In addition, the Company also repurchased $4,095,000 of the 8% Notes at a premium of approximately $1,038 per $1,000 principal amount of Notes. As a result of the tender and repurchases, the Company incurred debt

AVNET, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

extinguishment costs of $11,665,000 pre-tax, $7,052,000 after tax or $0.05 per share on a diluted basis, relating primarily to premiums and other transaction costs. In December 2005, the Company repurchased an additional $2,230,000 of the 8% Notes at a premium of approximately $1,026 per $1,000 principal amount of Notes.

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

At July 2, 2005, the Company had two interest rate swaps with a total notional amount of $400,000,000 in order to hedge the change in fair value of the 8% Notes related to fluctuations in interest rates. These contracts were classified as fair value hedges with a November 2006 maturity date. The interest rate swaps modified the Company’s interest rate exposure by effectively converting the fixed rate on the 8% Notes to a floating rate (6.4% at July 2, 2005) based on three-month U.S. LIBOR plus a spread through their maturities. During the first quarter of fiscal 2006, the Company terminated the interest rate swaps which hedged the 8% Notes due to the repurchase of $254,095,000 of the $400,000,000 8% Notes, as previously discussed. The termination of the swaps resulted in net proceeds to the Company, of which, $1,273,000 was netted in debt extinguishment costs in the first quarter of fiscal 2006 based on the pro rata portion of the 8% Notes that were repurchased. The remaining proceeds of $764,000, which represent the pro rata portion of the 8% Notes that were not repurchased, have been capitalized in other long-term debt and are being amortized over the maturity of the remaining 8% Notes.

The Company has three additional interest rate swaps with a total notional amount of $300,000,000 in order to hedge the change in fair value of the 9 3/4% Notes due February 15, 2008 (the “9 3/4% Notes”) related to fluctuations in interest rates. These hedges are classified as fair value hedges and mature in February 2008. These interest rate swaps modify the Company’s interest rate exposure by effectively converting the fixed rate on the 9 3/4% Notes to a floating rate (11.2% at April 1, 2006) based on three-month U.S. LIBOR plus a spread through their maturities.

The hedged fixed rate debt and the interest rate swaps are adjusted to current market values through interest expense in the accompanying consolidated statements of operations. The Company accounts for the hedges using the shortcut method as defined under Statement of Financial Accounting Standards No. 133, Accounting for Derivative Instruments and Hedging Activities, as amended by Statement of Financial Accounting Standards No. 138, Accounting for Certain Derivative Instruments and Hedging Activities. Due to the effectiveness of the hedges since inception, the market value adjustments for the hedged debt and the interest rate swaps directly offset one another. The fair value of the interest rate swaps at April 1, 2006 and July 2, 2005 was a liability of $10,332,000 and an asset of $910,000, respectively, and is included in other long-term liabilities and other long-term assets, respectively, in the accompanying consolidated balance sheets. Additionally, included in long-term debt is a comparable fair value adjustment decreasing long-term debt by $10,332,000 at April 1, 2006 and increasing long-term debt by $910,000 at July 2, 2005.

7.	Commitments and contingencies

From time to time, the Company may become liable with respect to pending and threatened litigation, tax, environmental and other matters. The Company has been designated a potentially responsible party or has become

AVNET, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

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

The Company’s noncontributory defined benefit pension plan (the “Plan”) covers substantially all domestic employees. Components of net periodic pension costs during the third quarter and first nine months of fiscal 2006 and 2005 were as follows:

	Third Quarters Ended		Nine Months Ended
	April 1,	April 2,	April 1,	April 2,
	2006	2005	2006	2005
	(Thousands)

Service cost	$3,791	$3,341	$11,373	$10,023
Interest cost	3,543	3,515	10,629	10,545
Expected return on plan assets	(5,144)	(4,132)	(15,432)	(12,396)
Recognized net actuarial loss	1,129	336	3,387	1,008
Amortization of prior service credit	(80)	(80)	(240)	(240)

Net periodic pension costs	$3,239	$2,980	$9,717	$8,940

During the first quarter of fiscal 2006, the Company made contributions to the Plan totaling $58,638,000. Management does not anticipate making any further contributions to the Plan during fiscal 2006.

9.	Comprehensive income

	Third Quarters Ended		Nine Months Ended
	April 1,	April 2,	April 1,	April 2,
	2006	2005	2006	2005
	(Thousands)

Net income	$71,167	$41,148	$145,700	$120,989
Foreign currency translation adjustments	25,094	(62,806)	4,094	71,733

Total comprehensive income	$96,261	$(21,658)	$149,794	$192,722

AVNET, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

10.	Earnings per share

	Third Quarters Ended		Nine Months Ended
	April 1,	April 2,	April 1,	April 2,
	2006	2005	2006	2005
	(Thousands, except per share data)

Numerator:
Net income	$71,167	$41,148	$145,700	$120,989

Denominator:
Weighted average common shares for basic earnings per share	146,373	120,694	145,707	120,591
Net effect of dilutive stock options and restricted stock awards	1,040	720	1,355	782

Weighted average common shares for diluted earnings per share	147,413	121,414	147,062	121,373

Basic earnings per share	$0.49	$0.34	$1.00	$1.00

Diluted earnings per share	$0.48	$0.34	$0.99	$1.00

The 4.5% Convertible Notes, which matured in September 2004, are excluded from the computation of earnings per share in the nine months ended April 2, 2005 as the effects were antidilutive. The Debentures, due March 2034, are also excluded from the computation of earnings per share for the quarter and nine months ended April 1, 2006 as a result of the Company’s election to satisfy the principal portion of the Debentures, if converted, in cash (see Note 6). Shares issuable upon conversion of the Debentures were also excluded from the computation of earnings per share in the third quarter and nine months ended April 2, 2005 because the contingent condition for their conversion had not been met.

The effects of certain stock options and unvested stock awards are also excluded from the determination of the weighted average common shares for diluted earnings per share in each of the periods presented as the effects were antidilutive because the exercise price for the outstanding options exceeded the average market price for the Company’s stock. Accordingly, in the third quarters of fiscal 2006 and 2005, the effects of 1,810,000 and 4,267,000 shares, respectively, are excluded from the computation above, all of which relate to options for which the exercise prices were greater than the average market price of the Company’s common stock. In the first nine months of fiscal 2006 and 2005, the effects of 2,091,000 and 5,948,000 shares, respectively, are excluded from the computation above, all of which relate to options for which the exercise prices were greater than the average market price of the Company’s common stock. In addition, the Performance Shares, which were issued during fiscal 2006, are accounted for as contingently issuable shares in determining the impact on diluted earnings per share. For the third quarter and nine months ended April 1, 2006, the Performance Shares have been excluded from the computation above because none of the necessary conditions for including contingently issuable shares in diluted earnings per share have been met.

AVNET, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

11.	Additional cash flow information

Other non-cash and other reconciling items consist of the following:

	Nine Months Ended
	April 1,	April 2,
	2006	2005
	(Thousands)

Provision for doubtful accounts	$24,536	$23,440
Stock-based compensation (Note 3)	12,176	763
Periodic pension costs (Note 8)	9,717	8,940
Gain on sale of business lines (Note 4)	(10,950)	—
Other, net	1,254	931

	$36,733	$34,074

Other, net, cash flows from financing activities are comprised primarily of proceeds from the exercise of stock options (see Note 3), including tax effects relating to stock-based compensation costs with the corresponding offset in cash from operating activities.

Interest and income taxes paid in the nine months ended April 1, 2006 and April 2, 2005, respectively, were as follows:

	Nine Months Ended
	April 1,	April 2,
	2006	2005
	(Thousands)

Interest	$78,805	$70,781
Income taxes	$23,302	$14,586

Non-cash activity during the first nine months of fiscal 2006 that was a result of the Memec acquisition (see Note 4) consisted of $418,206,000 of common stock issued as part of the consideration, $439,945,000 of liabilities assumed and $27,343,000 of debt assumed.

AVNET, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

12.	Segment information

	Third Quarters Ended		Nine Months Ended
	April 1,	April 2,	April 1,	April 2,
	2006	2005	2006	2005
	(Thousands)

Sales:
Electronics Marketing	$2,446,666	$1,596,099	$6,815,105	$4,638,511
Technology Solutions	1,167,976	1,162,160	3,826,915	3,602,904

	$3,614,642	$2,758,259	$10,642,020	$8,241,415

Operating income (loss):
Electronics Marketing	$122,773	$61,520	$284,258	$167,813
Technology Solutions	37,626	31,739	125,458	110,283
Corporate	(15,018)	(14,728)	(44,150)	(42,516)

	145,381	78,531	365,566	235,580
Restructuring and other charges and integration costs (Note 13)	(16,969)	—	(63,178)	—
Incremental stock compensation (Note 3) and amortization expense (Note 4)	(6,532)	—	(14,334)	—

	$121,880	$78,531	$288,054	$235,580

Sales, by geographic area:
Americas(1)	$1,766,436	$1,398,564	$5,412,011	$4,269,885
EMEA(2)	1,161,238	944,857	3,252,449	2,792,779
Asia/Pacific(3)	686,968	414,838	1,977,560	1,178,751

	$3,614,642	$2,758,259	$10,642,020	$8,241,415

(1)	Included in sales for the third quarters ended April 1, 2006 and April 2, 2005 for the Americas region are $1.55 billion and $1.25 billion, respectively, of sales related to the United States. Included in sales for the nine months ended April 1, 2006 and April 2, 2005 for the Americas region are $4.77 billion and $3.85 billion, respectively, of sales related to the United States.

(2)	Included in sales for the third quarters ended April 1, 2006 and April 2, 2005 for the EMEA region are $432,086,000 and $376,322,000, respectively, of sales related to Germany. Included in sales for the nine months ended April 1, 2006 and April 2, 2005 for the EMEA region are $1.23 billion and $1.09 billion, respectively, of sales related to Germany.

(3)	Included in sales for the third quarter and nine months ended April 1, 2006 for the Asia/Pacific region are $185,806,000 and $608,697,000, respectively, of sales related to Hong Kong and $212,859,000 and $547,422,000, respectively, of sales related to Singapore. Hong Kong and Singapore sales for the third quarter and nine months ended April 2, 2005 were not a significant component of consolidated sales.

AVNET, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

	April 1,	July 2,
	2006	2005
	(Thousands)

Assets:
Electronics Marketing	$4,550,574	$3,158,530
Technology Solutions	1,365,312	1,357,884
Corporate	132,885	581,801

	$6,048,771	$5,098,215

Property, plant, and equipment, net, by geographic area
Americas(4)	95,385	$95,706
EMEA(5)	58,562	52,690
Asia/Pacific	9,999	9,032

	$163,946	$157,428

(4)	Property, plant and equipment, net, for the Americas region as of April 1, 2006 and July 2, 2005 included $94,228,000 and $94,641,000, respectively, related to the United States.

(5)	Property, plant and equipment, net, for the EMEA region as of April 1, 2006 and July 2, 2005 included $25,831,000 and $28,467,000, respectively, related to Germany and $13,324,000 and $14,192,000, respectively, related to Belgium.

13.	Restructuring and other charges and integration costs

Fiscal 2006

During the nine months ended April 1,2006, the Company has incurred certain restructuring and other charges and integration costs as a result of the acquisition of Memec on July 5, 2005 (see Note 4), which is discussed further under Memec-related restructuring and other charges and integration costs. In addition, the Company has incurred restructuring and other charges primarily relating to actions taken following the divestitures of certain TS business lines in the Americas region, certain cost reduction actions taken by TS in the EMEA region and other items, which are discussed further under Restructuring and other charges related to business divestitures and other actions.  The restructuring and other charges incurred for all of these activities totaled $12,385,000 pre-tax, $8,205,000 after-tax and $0.06 per share on a diluted basis for the third quarter of fiscal 2006, and $42,878,000 pre-tax, $28,784,000 after-tax and $0.20 per share on a diluted basis for the nine months ended April 1, 2006. The following table summarizes the restructuring and other charges incurred related to these broad groups of actions:

	Third Quarter		Nine Months
	Ended		Ended
	April 1,		April 1,
	2006		2006
	(Thousands)

Memec-related	$5,455	(1)	$31,887	(1)
Business divestitures and other	6,930		10,991

Total restructuring and other charges	$12,385		$42,878

(1)	In the third quarter and nine months ended April 1, 2006, $1,440,000 and $8,977,000 of the Memec-related charges were included in cost of sales in the accompanying consolidated statements of operations.

AVNET, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Memec-related restructuring and other charges and integration costs

The acquired Memec business is being integrated into the Company’s existing EM operations in all three regions. As a result of the acquisition integration efforts, the Company established and approved plans to restructure certain of Avnet’s existing operations to accommodate the merger of Avnet and Memec.

The following table summarizes the activity associated with the fiscal 2006 restructuring and other charges related to Memec (excluding $8,977,000 recorded in cost of sales as discussed below):

	Severance	Facility	IT-Related
	Costs	Exit Costs	Costs	Other	Total
	(Thousands)

Fiscal 2006 pre-tax charges	$16,172	$2,862	$2,382	$1,494	$22,910
Amounts utilized	(10,611)	(773)	(2,382)	(1,163)	(14,929)
Other, principally foreign currency translation	88	35	—	1	124

Balance at April 1, 2006	$5,649	$2,124	$—	$332	$8,105

The Memec-related restructuring and other charges incurred during the third quarter of fiscal 2006 totaled $5,455,000 pre-tax ($4,015,000 which are included in the restructuring and other charges in the accompanying consolidated statement of operations and $1,440,000 related primarily to terminated inventory lines, which was recorded in cost of sales as discussed below), $3,614,000 after-tax and $0.03 per share on a diluted basis. The third quarter pre-tax charge of $4,015,000 (included in restructuring and other charges) consisted of $3,433,000 for severance costs, $17,000 of facility exit costs (primarily non-cancelable lease commitments), $48,000 for the write-down of certain capitalized IT-related initiatives and $517,000 for other charges.

The restructuring and other charges incurred during the nine months ended April 1, 2006 totaled $31,887,000 pre-tax ($22,910,000 included in the preceding table and $8,977,000 recorded in cost of sales as discussed below), $21,467,000 after-tax and $0.15 per share on a diluted basis. The pre-tax charges included inventory write-downs for terminated lines amounting to $8,977,000. The remaining pre-tax charge of $22,910,000, which was included in restructuring and other charges in the accompanying consolidated statement of operations, included $16,172,000 for severance costs, $2,862,000 of facility exit costs related primarily to remaining lease reserves on exited facilities, $2,382,000 for the write-down of certain capitalized IT-related initiatives, primarily in the Americas, and $1,494,000 for other charges related primarily to other contractual obligations that will no longer be utilized in the combined Avnet and Memec business.

The charge for terminated inventory lines related to a strategic decision during the first half of fiscal 2006 to exit certain product lines within EM in the Americas. The charge in the third quarter of fiscal 2006 was a result of similar strategic decisions made in the EMEA region. The terminated lines were product lines that either Avnet management or Avnet’s suppliers elected not to continue with the combined Avnet and Memec business. As a result, management recorded a write-down of the related inventory on hand to fair market value due to the lack of contractual return privileges when a line is terminated. Severance charges incurred during the first nine months of fiscal 2006 related to work force reductions of over 250 personnel primarily in administrative and support functions in the EMEA and Americas regions. The positions eliminated were Avnet personnel that were deemed redundant by management with the merger of Memec into Avnet. The facility exit charges related to liabilities for remaining non-cancelable lease obligations and the write-down of leasehold improvements and other property, plant and equipment relating to the facilities being exited. The facilities, which supported administrative and support functions, and some sales functions, were identified for consolidation based upon the termination of certain personnel discussed above and the relocation of other personnel into other existing Avnet facilities. The IT-related charges resulted from management’s review of certain capitalized systems and hardware as part of the integration effort. A substantial portion of this write-off, which was recorded in the first quarter of fiscal 2006, relates to mainframe hardware that was scrapped due to the purchase of new, higher capacity hardware to handle the increased

AVNET, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

capacity needs with the addition of Memec. Similarly, certain capitalized IT assets were written off when they became redundant either to other acquired systems or new systems under development in the first quarter of fiscal 2006 as a result of the acquisition of Memec. Other charges in the nine months ended April 1, 2006 related primarily to certain other contractual obligations and contract termination charges.

Of the total amounts recorded to expense for the Memec-related restructuring activity during the nine months ended April 1, 2006, $11,762,000 represented non-cash write-downs, which consisted primarily of the charge to cost of sales for inventory write-downs and the write-down of IT and other fixed assets. The remaining Memec-related charges in the nine months ended April 1, 2006 required or will require the use of cash, of which $12,157,000 was paid during the nine months ended April 1, 2006.

As of April 1, 2006, remaining Memec-related reserves related to the restructuring actions taken in the first nine months of fiscal 2006 total $8,105,000, of which $5,649,000 related to severance reserves, the majority of which management expects to utilize by the end of fiscal 2006, facility exit costs of $2,124,000, the majority of which management expects to utilize by fiscal 2010, and other costs of $332,000, the majority of which management expects to utilize by fiscal 2007.

Also resulting from the Memec acquisition and its subsequent integration into Avnet, the Company incurred certain costs during the third quarter of fiscal 2006, amounting to $4,584,000 pre-tax, $3,037,000 after tax or $0.02 per share on a diluted basis. Integration costs incurred during the nine months ended April 1, 2006 totaled $20,301,000 pre-tax, $13,824,000 after-tax and $0.09 per share on a diluted basis. The integration costs, particularly in the first six months of fiscal 2006, related to incremental salary costs, primarily of Memec personnel, who were retained by Avnet following the close of the acquisition, solely to assist in the integration of Memec’s IT systems, administrative and logistics operations into those of Avnet. Generally, these identified personnel were retained for nine months or less following the close of the acquisition. These personnel had no other meaningful day-to-day operational responsibilities outside of the integration effort. Also included in integration costs are certain professional fees, travel, meeting, marketing and communication costs that were incrementally incurred solely related to the Memec integration efforts. Professional fees include primarily consulting and legal advice associated with the efforts to merge the numerous legal entities that exist globally between the Avnet and Memec operations. Integration costs are presented separately from selling, general and administrative expenses on the consolidated statement of operations. All integration costs recorded in fiscal 2006 represent amounts incurred and paid during the third quarter and nine months ended April 1, 2006.

Restructuring and other charges related to business line divestitures and other actions

During the third quarter of fiscal 2006, the Company divested its end-user business lines in TS Americas (see Note 4). As a result, restructuring charges were incurred due to certain actions taken by the Company following these divestitures. The Company also incurred restructuring costs and other charges relating to certain cost-cutting measures and other actions taken by TS in the EMEA region in both the second and third quarters of fiscal 2006.

The following table summarizes the activity relating to the restructuring and other charges related to business line divestitures and other actions taken during fiscal 2006:

	Severance	Facility
	Costs	Exit Costs	Other	Total
	(Thousands)

Fiscal 2006 pre-tax charges	$2,893	$4,853	$184	$7,930
Amounts utilized	(682)	(3,003)	(38)	(3,723)
Other, principally foreign currency translation	4	2	(3)	3

Balance at April 1, 2006	$2,215	$1,852	$143	$4,210

AVNET, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The restructuring and other charges incurred during the third quarter of fiscal 2006 totaled $6,930,000 pre-tax, $4,591,000 after-tax and $0.03 per share on a diluted basis. The third quarter pre-tax charge of $6,930,000, which is included in restructuring and other charges in the accompanying consolidated statement of operations, consisted of $1,751,000 for severance costs in the TS operations in the Americas and EMEA regions, facility exit costs in the Americas and EMEA regions of TS totaling $1,923,000, and $3,256,000 for other charges relating primarily to the termination of a UK-based pension plan.

The restructuring and other charges incurred during the nine months ended April 1, 2006 totaled $10,991,000 pre-tax ($7,930,000 included in the preceding table, and $3,061,000 relating to other charges and reversals of previously recorded reserves discussed below), $7,317,000 after-tax and $0.05 per share on a diluted basis. The year-to-date pre-tax charges, which are included in restructuring and other charges in the accompanying consolidated statement of operations, consisted of severance costs of $2,893,000 related to TS operations in the Americas and EMEA regions, facility exit costs in the Americas and EMEA regions totaling $4,853,000, and $184,000 for other charges. Not included in the table above are other charges totaling $3,179,000 pre-tax, the majority of which relates to a curtailment charge resulting from a small UK-based pension plan that the Company elected to terminate. During the second quarter of fiscal 2006, the Company also recorded a reversal of $118,000 for charges recorded in prior fiscal years in TS EMEA (see Fiscal 2004 and 2003 reserve discussion in this Note 13).

The severance costs related primarily to severance and other termination benefit payments related to five personnel in the TS Americas’ operations who were rendered redundant in Avnet’s ongoing business following the divestiture of the end-user business lines during the third quarter of fiscal 2006. This included one management-level employee whose primary responsibilities previously included the management of the divested business lines. Severance charges in the first nine months of fiscal 2006 also include termination benefits for three personnel in the TS EMEA operations who were identified as redundant based upon the realignment of certain job functions in that region. The facility exit charges related to liabilities for remaining non-cancelable lease obligations and the write-down of facility-related property, plant and equipment. The impacted facilities were TS leased facilities in the Americas that were rendered redundant with the divestitures discussed above, as well as certain TS leased facilities in EMEA that were vacated as part of the realignments of personnel discussed above. Certain furniture, fixtures and equipment in these facilities were also written off as part of these charges. Other charges in the nine months ended April 1, 2006 related primarily to asset impairment charges recorded in the second quarter of fiscal 2006 totaling $2,671,000 for two owned but vacant facilities — one in EMEA and one in the Americas. The write-down to fair value was based upon management’s estimates of the current market values and possible selling price, net of selling costs, for these properties. Also included in other charges is the pension plan curtailment charge noted previously.

These restructuring and other charges related to business line divestitures and other actions, along with the Memec-related restructuring charges discussed previously, are presented separately from selling, general and administrative expenses in the consolidated statements of operations. Of the amounts recorded to expense for these restructuring and other charges during the nine months ended April 1, 2006, $2,845,000 represented non-cash write-downs, which consisted primarily of the write-down to fair value of the owned facilities in EMEA and the Americas and certain furniture, fixtures and equipment in leased facilities. The remaining charges in the nine months ended April 1, 2006 required or will require the use of cash, of which $878,000 was paid during the nine months ended April 1, 2006.

As of April 1, 2006, remaining reserves related to these restructuring and other actions taken in the first nine months of fiscal 2006 total $4,210,000, of which $2,215,000 relates to severance reserves, the majority of which management expects to utilize before the end of fiscal 2006, facility exit costs of $1,852,000, the majority of which management expects to utilize by fiscal 2010, and other costs of $143,000, the majority of which management expects to utilize by fiscal 2007.

AVNET, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

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

The following table summarizes the activity during the nine months ended April 1, 2006 in the remaining accrued liability and reserve accounts in these prior year restructuring reserves:

	Severance	Facility	IT-Related
	Costs	Exit Costs	Costs	Other	Total
	(Thousands)

Balance at July 2, 2005	$1,419	$10,477	$111	$351	$12,358
Amounts utilized	(594)	(3,382)	—	(60)	(4,036)
Adjustments	217	(85)	(108)	—	24
Other, principally foreign currency translation	4	74	(3)	—	75

Balance at April 1, 2006	$1,046	$7,084	$—	$291	$8,421

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

Adjustments recorded during the nine months ended April 1, 2006 accumulated to $24,000 and are a result of revised estimates of reserves recorded in prior fiscal years.

14.	Subsequent event

In April 2006, the Company entered into an agreement to sell the net assets of a small (approximately $140 million of annualized sales) EM distributor of specialty radio frequency and optoelectronic products and related services in EMEA. Avnet will retain a 16% investment in this business following the sale. Net proceeds received from the sale of the majority ownership in this business were $20,375,000. The Company will record a loss on the sale of this business in the fourth quarter of fiscal 2006. This loss has not yet been quantified.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

For a description of the Company’s critical accounting policies and an understanding of the significant factors that influenced the Company’s performance during the quarters and nine months ended April 1, 2006 and April 2, 2005, this Management’s Discussion and Analysis of Financial Condition and Results of Operations (“MD&A”) should be read in conjunction with the consolidated financial statements, including the related notes, appearing in Item 1 of this Report, as well as the Company’s Annual Report on Form 10-K for the year ended July 2, 2005.

There are numerous references to the impact of foreign currency translation in the discussion of the Company’s results of operations that follow. Over the past several years, the exchange rates between the US Dollar and many foreign currencies, especially the Euro, have fluctuated significantly. For example, the US Dollar has weakened only slightly against the Euro by approximately 1% when comparing the third quarter of fiscal 2006 to the second quarter of fiscal 2006. However, on a year-over-year basis (third quarter fiscal 2006 compared to third quarter fiscal 2005), the US Dollar has strengthened against the Euro by approximately 8%. When the stronger US Dollar exchange rates of the current year are used to translate the results of operations of Avnet’s subsidiaries denominated in foreign currencies, the resulting impact is a decrease, in US Dollars, of reported results. In the discussion that follows, this is referred to as the translation impact of changes in foreign currency exchange rates.

In addition to disclosing financial results that are determined in accordance with US generally accepted accounting principles (“GAAP”), the Company also discloses certain non-GAAP financial information such as income or expense items as adjusted for the impact of foreign currency exchange rate fluctuations, as discussed above. Management believes that providing this additional information is useful to the reader to better assess and understand operating performance, especially when comparing results with previous periods or forecasting performance for future periods, primarily because management typically monitors the business both including and excluding these adjustments to GAAP results. Management also uses these non-GAAP measures to establish operational goals and, in some cases, for measuring performance for compensation purposes.

As further discussed in the Overview below, during the first quarter of fiscal 2006, Avnet completed the acquisition of Memec Group Holdings Limited (“Memec”), a global distributor that markets and sells a portfolio of semiconductor devices from industry-leading suppliers, in addition to providing customers with engineering expertise and design services. Memec recorded sales of $2.28 billion in the twelve months prior to the July 5, 2005 close of the acquisition, which makes this Avnet’s largest acquisition to date based on sales. The consideration paid for the Memec acquisition consisted of stock and cash valued at approximately $506.6 million, including transaction costs, plus the assumption of $240.0 million of Memec’s net debt (debt less cash acquired). All but $27.3 million of this acquired net debt was repaid upon the closing of the acquisition. Under the terms of the purchase, Memec investors received 24.011 million shares of Avnet common stock plus $64.0 million of cash. The shares of Avnet common stock were valued at $17.42 per share, which represents the five-day average stock price beginning two days before the acquisition announcement on April 26, 2005.

Within this MD&A, management occasionally discusses certain prior year sales of Avnet combined with the historical results of Memec for the corresponding period. Although the Memec acquisition is accounted for as a purchase business combination and, therefore, the results of Memec are only included in Avnet’s results subsequent to the July 5, 2005 close of the acquisition, management believes that comparative analysis of financial results to historical periods, as if Memec were a part of Avnet’s operations, helps investors relate current year results to historical periods prior to the close of the acquisition. Management uses similar pro forma data to analyze performance for internal operational goal setting and performance management. Furthermore, the combined results of Avnet and Memec in prior periods provide one of the bases by which management evaluates its achievement of synergy targets resulting from the merger as discussed further herein. In the discussion that follows, mention of Avnet and Memec or Electronics Marketing and Memec combined data is referred to as pro forma combined results.

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

The Company consists of two operating groups — Electronics Marketing (“EM”) and Technology Solutions (“TS”) — each with operations in the three major economic regions of the world: the Americas, EMEA (Europe, Middle East and Africa) and Asia/Pacific. A brief summary of each operating group is provided below:

•	EM markets and sells semiconductors and interconnect, passive and electromechanical devices, and also offers an array of value-added services to its customers, such as supply-chain management, engineering design, inventory replenishment systems, connector and cable assembly and semiconductor programming. EM markets and sells its products and services to a diverse customer base spread across end-markets including communications, computer hardware and peripheral, industrial and manufacturing, medical equipment, and military and aerospace. The previously discussed acquisition of Memec is being fully integrated into EM. As of April 1, 2006, the integration efforts are nearing completion. EM has finalized the organizational structure within each region and the Company has also completed the integration of all key information technology in all regions, with the exception of the Memec systems in Japan, which will be fully converted to Avnet systems during the fourth quarter of fiscal 2006. Substantially all facility and personnel decisions have also been completed, with the only remaining actions relating primarily to certain facility consolidations to be completed during the fourth quarter of fiscal 2006. The acquisition of Memec has provided for expansion of EM in each of the three major economic regions as well as allowing Avnet to gain entry into the Japanese market, the only major semiconductor market in which Avnet did not previously have a presence.

•	TS markets and sells mid- to high-end servers, data storage, software and networking solutions, and the services required to implement these solutions, to the VAR channel and enterprise computing customers. TS also focuses on the worldwide OEM market for computing technology, system integrators and non-PC OEMs that require embedded systems and solutions including engineering, product prototyping, integration and other value-added services. During the third quarter of fiscal 2006, the Company divested two TS end-user business lines in the Americas. In January 2006, the Company sold its TS Americas enterprise server and storage business line to a value-added reseller. The Company concurrently executed an exclusive distribution agreement whereby the acquiring company will procure certain enterprise computer products under customary terms from Avnet for a five-year contract period. In February 2006, the Company contributed cash and certain operating assets and liabilities of its TS Americas end-user network solutions business line into a joint venture with Calence Inc. in exchange for an investment interest in the joint venture, called Calence LLC. Because the joint venture investment will be accounted for as an equity investment and not consolidated in Avnet’s financial statements, the revenues and expenses associated with the divested business line are no longer part of the TS operating results subsequent to the close of this transaction. The two business lines that were divested during the third quarter of fiscal 2006 were not material to the overall sales and profitability of Avnet on a consolidated basis.

Results of Operations

Executive Summary

The acquisition of Memec on July 5, 2005 has had notable impacts on the financial results in fiscal 2006, including significant revenue growth in the EM business and for Avnet as a whole, when compared with prior periods. The integration of Memec into Avnet’s ongoing operations has also had a significant positive impact on the Company’s profitability in fiscal 2006. These impacts are further described in detail throughout this MD&A.

Avnet’s consolidated sales of $3.61 billion in the third quarter of fiscal 2006 were up 31.1% from the third quarter of fiscal 2005 sales of $2.76 billion. The EM operating group was the driver of the year-over-year growth largely as a result of the Memec acquisition. Consolidated sales for the third quarter of fiscal 2006 were up 9.1% as compared with the Avnet and Memec pro forma combined sales in the third quarter of fiscal 2005, which totaled $3.31 billion. See Sales for further detail of the prior year quarter including Memec’s sales on a pro forma basis. The year-over-year increase represents the thirteenth consecutive quarter of year-over-year growth in consolidated sales. EM’s sales in the third quarter of fiscal 2006 were up 53.3% over the prior year third quarter (up 13.7% on a pro forma combined basis). TS’s year-over-year sales growth was essentially flat at 0.5% but up 2.8% excluding the translation impact of changes in foreign currency exchange rates.

Sequentially, Avnet’s consolidated sales in the third quarter of fiscal 2006 decreased by 3.8% as compared with the second quarter of fiscal 2006 sales of $3.76 billion. This sequential decline largely resulted from TS’ typical seasonal decline in sales of 22.2% as TS exited its strong second fiscal quarter. In fact, TS posted record quarterly sales in the second quarter of fiscal 2006, resulting from the typical calendar-year budgeting cycle of its primary customer base. However, the sequential decline was slightly more than expected due to softness in the third fiscal quarter in some proprietary server lines and certain software license sales. The decrease in revenue in TS was mostly offset by better than expected sequential growth in EM, most notably in the EMEA region which achieved 20.1% sequential growth as a result of its typically strong March quarter.

Gross profit margin in the third quarter of fiscal 2006 of 13.1% increased sequentially from 12.3% in the second quarter of fiscal 2006 and decreased 16 basis points year-over-year as compared with 13.2% in the third quarter of fiscal 2005. One of the most significant factors contributing to the sequential margin improvement is the shift in mix of sales between EM and TS. The higher margin EM business represented 67.7% of consolidated sales in the third quarter of fiscal 2006 as compared with 60.0% in the second quarter of fiscal 2006, as a result of the record second quarter sales of TS followed by the typical seasonal fall off in the third quarter as discussed above. Also contributing to the sequential gross profit margin improvement is the mix of TS sales in the most recent quarter. TS experienced sequential growth in percentage of sales from higher margin storage products and industry standard servers and a smaller percentage of lower margin software license agreements. EM’s gross profit margin improved slightly sequentially as well.

On a consolidated basis, operating profit margin improved both year-over-year and sequentially. Operating profit margin increased to 3.4% in the third quarter of fiscal 2006, from 2.8% in the third quarter of fiscal 2005 and from 2.5% in the second quarter of fiscal 2006. Both operating groups contributed to the year-over-year increase in operating profit margin, with EM and TS reporting operating profit margins of 5.0% (an increase of 117 basis points) and 3.2% (an increase of 49 basis points), respectively, for the third quarter of fiscal 2006. Most notably, EM grew operating income five times faster than sales on a pro forma combined basis, which is primarily the result of the Company’s success to date in executing its integration strategy following the Memec acquisition. The integration is substantially complete with additional actions required in the fourth quarter of fiscal 2006 for IT conversion in Japan and certain remaining facility consolidations. Management estimates actions had been completed by the end of the third quarter of fiscal 2006 to remove over $125 million of annualized operating expenses from the ongoing operations of the combined Avnet and Memec business. Management continues to believe that the full $150 million of annualized synergies that were previously disclosed will be achieved by the Company by the end of fiscal 2006.

The 83 basis point sequential improvement in consolidated operating income margin was similarly driven primarily by EM. EM grew revenue by 8.4%, operating income by 34.1% and operating profit margin by 96 basis points, sequentially, which was a result of the combination of better than expected revenue growth and the synergies being generated from the successful integration of the Memec operations into EM’s operations. This was offset by the expected seasonal decline in TS following its record second quarter. As a result, consolidated operating income dollars increased by 27.6% on a sequential basis.

During the third quarter of fiscal 2006, the Company incurred restructuring and other charges and integration costs totaling $17.0 million pre-tax ($1.4 million of which was included in cost of sales), $11.2 million after tax and $0.08 per share on a diluted basis, related primarily to the integration of Memec and the restructuring of the existing business to accommodate the merger as well as certain actions taken by the Company following the divestiture of two TS end-user business lines in the Americas and other actions. As a result of the TS business line divestitures previously discussed, the Company recorded a gain on sale totaling $10.9 million pre-tax, $7.3 million after tax and $0.05 per share on a diluted basis. The Company also recorded incremental amortization expense during the third quarter of $3.1 million pre-tax, $2.1 million after tax and $0.01 per share on a diluted basis associated with the amortizable intangible assets recorded during the third quarter as a result of acquisition of Memec. Additionally, the Company incurred incremental stock-based compensation costs during the third quarter of fiscal 2006 totaling $3.4 million pre-tax, $2.3 million after tax and $0.02 per share on a diluted basis associated with a change in accounting rules adopted in fiscal 2006 and enhancement to other existing share-based compensation programs. Although these collective items negatively affected the current quarter’s profitability, the Company still managed to grow third quarter operating income, income before taxes and net income on a year-over-year basis.

Sales

The table below provides period sales for the Company and its operating groups, including comparative analysis of the Company’s sales for the third quarter of fiscal 2006 with the Company’s sales for historical periods. For further comparative analysis, the table includes third quarter fiscal 2005 data on a pro forma basis to include the sales of Memec:

				Q3-Fiscal ’05
			Sequential		Avnet-Memec	Year Over Year Change
	Q3-Fiscal ’06	Q2-Fiscal ’06	Change	Avnet	Pro Forma(1)	Avnet	Pro Forma
	(Dollars in thousands)

Avnet, Inc.	$3,614,642	$3,759,112	(3.8)%	$2,758,259	$3,314,538	31.1%	9.1%
EM	2,446,666	2,257,326	8.4	1,596,099	2,152,378	53.3	13.7
TS	1,167,976	1,501,786	(22.2)	1,162,160	1,162,160	0.5	0.5
EM
Americas	$976,250	$931,286	4.8%	$629,232	$876,313	55.1%	11.4%
EMEA	845,932	704,426	20.1	622,198	771,807	36.0	9.6
Asia	624,484	621,614	0.5	344,669	504,258	81.2	23.8
TS
Americas	$790,186	$1,025,488	(22.9)%	$769,332	$769,332	2.7%	2.7%
EMEA	315,306	412,151	(23.5)	322,659	322,659	(2.3)	(2.3)
Asia	62,484	64,147	(2.7)	70,169	70,169	(11.0)	(11.0)
Totals by Region
Americas	$1,766,436	$1,956,774	(9.2)%	$1,398,564	$1,645,645	27.0%	7.9%
EMEA	1,161,238	1,116,577	4.0	944,857	1,094,466	22.9	6.1
Asia	686,968	685,761	0.2	414,838	574,427	65.6	19.6

(1)	The Avnet-Memec pro forma results in the table above reflect the combination of Avnet’s sales with Memec’s sales as provided in the table below for the third quarter of fiscal 2005:

Q3 Fiscal ’05
(Thousands)

Americas	$247,081
EMEA	149,609
Asia	159,589

Memec total	$556,279

Consolidated sales for the third quarter of fiscal 2006 were $3.61 billion, up $856.4 million, or 31.1%, over the third quarter of fiscal 2005. This was the thirteenth consecutive quarter of year-over-year improvement in quarterly sales. Including $556.3 million of Memec historical sales in the third quarter of the prior year, the current quarter sales increased by 9.1% as compared with the pro forma combined sales in Avnet’s third quarter fiscal 2005. The year-over-year increase in sales on a pro forma basis was 12.4% after adjusting for the translation impact of changes in foreign currency exchange rates. As further discussed below, the year-over-year consolidated sales growth was driven primarily by growth at EM as TS sales remained relatively flat year-over-year. On a sequential basis, consolidated sales declined by $144.5 million, or 3.8%, following the Company’s typically strong second fiscal quarter, particularly for TS. However, EM’s better than expected sequential growth of 8.4% offset much of the seasonal decline in TS sales. The sequential decline in consolidated sales was approximately 4.2% excluding the translation impact of changes in foreign currency exchange rates.

EM sales of $2.45 billion in the third quarter of fiscal 2006 were up $850.6 million, or 53.3%, compared with the prior year third quarter. On a pro forma combined basis, EM sales increased $294.3 million, or 13.7%, year-over-year, indicating that although the acquisition of Memec was a significant driver of the reported growth in sales, EM also experienced better than expected organic growth during the third quarter of fiscal 2006. Management estimates EM sales on a year-over-year basis would have increased 58.5% (17.5% on a pro forma combined basis), after removing the translation impact of changes in foreign currency exchange rates. Based on this year-over-year pro forma combined performance, management believes the components supply chain continues to be in the midst of an up cycle. This trend is further evidenced by EM’s sequential performance, which saw sales increase by $189.3 million, or 8.4%, over the second quarter of fiscal 2006. While management expected sequential improvement in EM as the electronic components industry comes out of a typically slow period during the holiday weeks at the end of December, the third quarter fiscal 2006 sales results exceeded expectations. Additionally, EM’s business continues to exhibit positive trends in customer orders in all three regions as the Company moves into the fourth quarter of fiscal 2006.

Geographically, EM sales improved over the second quarter of fiscal 2006 and year-over-year in all three regions. EM EMEA exhibited the largest sequential growth at 20.1% (approximately 18.9% after removing the translation impact of changes in foreign currency exchange rates). The March quarter is traditionally a strong one for the EM business in EMEA but the sequential growth was stronger than anticipated, bolstered by strength across EM’s core industrial market segments. The Americas region of EM yielded sequential sales growth of 4.8%, driven by strong growth trends in the industrial, medical and military and aerospace segments. EM Asia had a stronger than normal seasonal performance in the second quarter of fiscal 2006, driven by strong demand for digital consumer products. As a result, the sequential growth of 0.5% in the third quarter of fiscal 2006 was in line with expectations. On a year-over-year basis, EM Asia experienced the strongest sales growth at 81.2% on a reported basis and 23.8% on a pro forma combined basis. EM EMEA grew 36.0% (9.6% on a pro forma combined basis), and the Americas grew 55.1% (11.4% on a pro forma combined basis) year-over-year. The strong growth in year-over-year pro forma combined sales in all regions of EM indicates that Avnet has managed to retain substantially all of the sales it acquired from Memec.

TS reported sales of $1.17 billion in the third quarter of fiscal 2006, up $5.8 million, or 0.5%, when compared to the third quarter of fiscal 2005. Management estimates that the year-over-year increase would have been 2.8%, after excluding the translation impact of changes in foreign currency exchange rates. TS sales decreased sequentially by $333.8 million, or 22.2%, from the record quarterly sales of $1.50 billion recorded by TS in its typical seasonally strong second fiscal quarter. While a seasonal decline in TS sales in the March quarter was expected, the third quarter of fiscal 2006 decline was slightly more than management anticipated due primarily to softness in some proprietary server lines and certain software license agreements.

On a regional basis, TS experienced declines in sequential sales in each of the three geographic regions in which it operates and declines in EMEA and Asia on a year-over-year basis. The Americas region posted a year-over-year increase in sales for TS at $20.9 million, which equates to 2.7% year-over-year growth. The primary contributor to the year-over-year sales growth at TS in the Americas was strength in the enterprise focused Partner Solutions business. This strength offset the minimal negative year-over-year impact on sales of the divestiture of two TS end-user business lines in the Americas during the third quarter of fiscal 2006 (see Organization in this MD&A for further discussion of these divestitures). The TS sales in the EMEA region declined year-over-year by 2.3%, or $7.4 million. Excluding the translation impact of changes in foreign currency exchange rates, the EMEA region year-over-year sales increased by an estimated 6.2%, as the Partner Solutions business in the EMEA region also continued to show strength on a year-over-year basis. The Asia region, which is typically a much smaller portion of the global results of TS, posted a year-over-year percentage decrease of 11.0%, or $7.7 million.

On an overall regional basis, the EMEA and Asia regions both grew sales in the third quarter of fiscal 2006 on both a year-over-year basis and on a sequential basis. The Americas region declined on a sequential basis as TS constitutes a larger percentage of sales in the Americas region than in the other regions. The Americas, EMEA and Asia regions constituted 48.9%, 32.1% and 19.0%, respectively, of Avnet’s consolidated sales in the third quarter of fiscal 2006. Asia has continued to be the most significant region for growth of Avnet’s overall business year-over-year. The Asia region represented 15% of Avnet’s consolidated sales in the third quarter of fiscal 2005 (17.3% on a pro forma combined basis). The single biggest factor driving the growth in Asia was the Memec acquisition, including the Japanese market, which was the only major electronic component market where Avnet did not have a presence prior to the acquisition of Memec. However, organic growth year-over-year, particularly in the electronics components markets, continues to be significant, as strong demand for digital consumer products continues to drive consistent sales expansion. Management expects the Asia region will continue to be Avnet’s most significant growth opportunity, with the enhancements Memec brought to Avnet’s already established position in the Peoples’ Republic of China positioning Avnet well to continue to capitalize in this high growth region.

Consolidated sales for the nine months ended April 1, 2006 were $10.64 billion, up $2.4 billion, or 29.1%, over sales of $8.24 billion in the first nine months of fiscal 2005. A significant portion of this year-over-year growth is attributable to the acquisition of Memec. Memec’s consolidated sales for the nine months ended in March 2005 were $1.69 billion. As a result, sales grew, on a pro forma combined basis, by $702.1 million, or 7.1%, when comparing the two nine month periods. The year-to-date growth is a result of growth within both operating groups. Specifically, year-to-date sales for EM in fiscal 2006 were $6.82 billion, up $2.18 billion, or 46.9% over the same nine month period in fiscal 2005. Year-to-date, EM fiscal 2006 sales have increased by $489.0 million, or 7.7%, as compared with the same period in fiscal 2005 on a pro forma combined basis. Year-to-date sales for TS were $3.83 billion, up $224.0 million, or 6.2%, as compared with sales of $3.60 billion for the first nine months of fiscal 2005. The factors contributing to the growth of sales in both operating groups are consistent with the quarterly sales analysis discussed above.

Gross Profit and Gross Profit Margins

Consolidated gross profit was $472.1 million in the third quarter of fiscal 2006, up $107.5 million, or 29.5%, as compared with the third quarter of fiscal 2005. This year-over-year increase was $18.9 million, or 4.2%, on a pro forma combined basis. The gross profit in the third quarter of fiscal 2006 included a charge totaling $1.4 million (less than 0.1 % of sales) to write-down certain inventory due primarily to supplier terminations. See Restructuring and Other Charges and Integration Costs for further discussion of this charge. Gross profit margins, which were 13.1% in the third quarter of fiscal 2006, were down by 16 basis points from the prior year third quarter gross profit margin of 13.2%. However, gross profit margins increased by 77 basis points sequentially from 12.3% in the second quarter of fiscal 2006. Both operating groups contributed to these trends in gross profit margins. On a year-over-year basis, mix of business among regions contributed to the slight overall decline. Particularly, the continued year-over-year growth in the Asia region as a percentage of Avnet’s consolidated operations tends to negatively impact gross profit margins, as the business model in Asia typically yields lower gross profit margins, but also lower operating expenses, than the other regions. Additionally, competitive pricing throughout the electronic component industry serves to further erode gross profit margins on a year-over-year basis.

On a sequential quarterly basis, gross profit margins were more significantly impacted by mix of business between EM and TS. TS is typically a higher asset velocity business than EM, but is also a lower gross profit margin business compared with EM. As a result, sequential improvement in quarterly gross profit margin is typical in Avnet’s third fiscal quarter, as TS exits its seasonally strong December quarter, and the ratio of EM’s higher margin sales to Avnet’s overall sales increases. EM’s sales as a percentage of consolidated sales increased sequentially from 60.0% in second quarter of fiscal 2006 to 67.7% in the third quarter of fiscal 2006. Additionally, during the third quarter of fiscal 2006, TS experienced a sequential increase in its gross profit margins due primarily to softness in certain software license sales, which carry a lower gross margin.

Consolidated gross profit for the first nine months of fiscal 2006 was $1.36 billion, representing a gross profit margin of 12.8%. By comparison, consolidated gross profit in the first nine months of fiscal 2005 were $1.09 billion and gross profit margins were 13.2%. The gross profit in the first nine months of fiscal 2006 also includes charges totaling $8.9 million (0.1% of sales) to write-down certain inventory due primarily to supplier terminations. See Restructuring and Other Charges and Integration Costs for further discussion of these charges. The 45 basis point year-over-year decline in year-to-date gross profit margins is similarly attributable to the mix of business and competitive factors cited above in the quarterly gross margin analyses.

Selling, General and Administrative Expenses

Selling, general and administrative expenses in the third quarter of fiscal 2006 were $334.6 million. This represents an increase of $48.6 million, or 17.0%, as compared with selling, general and administrative expenses of $286.0 million in the third quarter of fiscal 2005. The increase in selling, general and administrative expenses is a direct result of the expansion of the overall business following the first quarter fiscal 2006 acquisition of Memec. On a pro forma combined basis, selling, general and administrative expenses were $364.7 million in the third quarter of fiscal 2005. Therefore, selling, general and administrative expenses have decreased by $30.0 million as compared with the prior year third quarter adjusted to include Memec’s results. Further impacting this year-over-year comparison is approximately $3.4 million (0.1% of sales) of incremental stock-based compensation expense and $3.1 million (0.1% of sales) of incremental amortization expense associated with intangible assets, both of which are further discussed below.

Selling, general and administrative expenses were 9.3% of consolidated sales in the third quarter of fiscal 2006, which is a 111 basis point improvement over the 10.4% ratio in the third quarter of fiscal 2005. Selling, general and administrative expenses as a percentage of gross profit margins — another important metric that management regularly monitors — also improved by 757 basis points, from 78.5% in the prior year third quarter to 70.9% in the third quarter of fiscal 2006. Both of these metrics in the current quarter were impacted by the incremental stock-based compensation expense and the intangible asset amortization discussed below. The year-over-year improvement in these metrics is largely a result of the actions taken associated with the Memec integration and the resulting realization of operating expense synergies. Management has previously disclosed its expectation that approximately $150 million of annualized operating expenses would be removed from the combined Avnet and Memec businesses once the integration of Memec is completed. The integration efforts to date are progressing on schedule and management estimates that actions to remove more than $150 million of annualized operating expenses will be completed by the end of the fourth quarter of fiscal 2006. As the integration efforts are nearing completion, management expects continued improvement in selling, general and administrative expenses as a percentage of gross profit in the fourth quarter of fiscal 2006. As discussed further under Organization in this MD&A, the majority of the remaining integration efforts relate to Japan’s IT conversion and certain facility consolidations which are expected to be completed during the fourth quarter of fiscal 2006. Management estimates that approximately $125 million in annualized synergies were already achieved by the Company as of the end of the third quarter of fiscal 2006.

In addition to cost savings realized through the integration of Memec into Avnet’s business, management also continues its focus on operating efficiencies and cost savings through various value-based management initiatives. As a result of these efforts and the expense reductions from the divestiture of the end-user business lines, TS also managed to reduce its selling, general and administrative expenses in the third quarter of fiscal 2006 by nearly 6% as compared to the third quarter of fiscal 2005, even though sales levels at TS remained relatively flat between the two periods.

The first quarter of fiscal 2006 represented the first period in which the Company was required to adopt the provisions of Statement of Financial Accounting Standards No. 123R (“SFAS 123R”), Share-Based Payment.  SFAS 123R requires all share-based payments to employees, including grants of employee stock options, to be measured at fair value and expensed in the statement of operations. The impact of adopting SFAS 123R, coupled with additional compensation expense associated with increased grants under some of the Company’s non-option, stock-based compensation programs, resulted in $3.4 million of incremental expense during the third quarter of fiscal 2006 when compared with the third quarter of fiscal 2005. In the nine months ended April 1, 2006, the Company recognized $11.2 million of incremental expense associated with stock-based compensation.

As a result of the acquisition of Memec, the Company identified a total of $26.4 million of amortizable intangible assets. The Company allocated $22.6 million of the Memec purchase price to intangible assets associated with acquired customer relationships and $3.8 million to intangible assets associated with the Memec tradename. The customer relationship asset has been assigned a life of ten years and the tradename asset has been assigned a life of two years. The asset values will be amortized on a straight-line basis over these identified lives. Because the Company did not determine these values and record the amortizable intangible assets until the third quarter of fiscal 2006, the Company recorded cumulative amortization expense of $3.1 million in the third quarter, which represents nine months of amortization expense from the date of acquisition.

Selling, general and administrative expenses for the first nine months of fiscal 2006 were $1.01 billion, or 9.5% of consolidated sales, as compared with $852.5 million, or 10.3% of consolidated sales, in the first nine months of the prior year. Selling, general and administrative expenses were 74.8% and 78.3%, respectively, of gross profit in the first nine months of fiscal 2006 and 2005. While the growth in selling, general and administrative expenses year-over-year is primarily a function of the Memec acquisition, the notable improvement in selling, general and administrative expenses as a percentage of sales and gross profits is a function of the same cost reduction efforts and successful expense synergy realization through the Memec acquisition as discussed above.

Restructuring and Other Charges and Integration Costs

During the nine months ended April 1, 2006, the Company has incurred certain restructuring and other charges and integration costs as a result of the acquisition of Memec on July 5, 2005, which is discussed further under Memec-related restructuring and other charges and integration costs. In addition, the Company has incurred restructuring and other charges primarily relating to actions taken following the divestitures of certain TS end-user business lines in the Americas region, certain cost reduction actions taken by TS in the EMEA region and other items, which are discussed further under Restructuring and other charges related to business line divestitures and other actions. The restructuring and other charges incurred for all of these activities totaled $12.4 million pre-tax, $8.2 million after-tax and $0.06 per share on a diluted basis for the third quarter of fiscal 2006, and $42.9 million pre-tax, $28.8 million after-tax and $0.20 per share on a diluted basis for the nine months ended April 1, 2006.

Memec-related restructuring and other charges and integration costs

The acquired Memec business is being integrated into the Company’s existing EM operations in all three regions. As a result of the acquisition integration efforts, the Company established and approved plans to restructure certain of Avnet’s existing operations to accommodate the integration of Memec into Avnet.

The Memec-related restructuring and other charges incurred during the third quarter of fiscal 2006 totaled $5.4 million pre-tax ($4.0 million included in the restructuring and other charges in the accompanying consolidated statement of operations and $1.4 million related primarily to terminated inventory lines, which was recorded in cost of sales as discussed below), $3.6 million after-tax and $0.03 per share on a diluted basis. The third quarter pre-tax charge of $4.0 million consisted of $3.4 million for severance costs, $0.02 million of facility exit costs (primarily non-cancelable lease commitments), $0.05 million for the write-down of certain capitalized IT-related initiatives and $0.5 million for other charges.

The restructuring and other charges incurred during the nine months ended April 1, 2006 totaled $31.9 million pre-tax, $21.5 million after-tax and $0.15 per share on a diluted basis. The pre-tax charges included inventory write-downs for terminated lines amounting to $9.0 million recorded in cost of sales as discussed below. The remaining pre-tax charge of $22.9 million, which was included in restructuring and other charges in the accompanying consolidated statement of operations, included $16.2 million for severance costs, $2.8 million of facility exit costs related primarily to remaining lease reserves on exited facilities, $2.4 million for the write-down of certain capitalized IT-related initiatives, primarily in the Americas, and $1.5 million for other charges related primarily to other contractual obligations that will no longer be utilized in the combined Avnet and Memec business.

The charge for terminated inventory lines related to a strategic decision during the first half of fiscal 2006 to exit certain product lines within EM in the Americas. The charge in the third quarter of fiscal 2006 was a result of similar strategic decisions made in the EMEA region. The terminated lines were product lines that either Avnet management or Avnet’s suppliers elected not to continue with the combined Avnet and Memec business. As a result, management recorded a write-down of the related inventory on hand to fair market value due to the lack of contractual return privileges when a line is terminated. Severance charges incurred during the first nine months of fiscal 2006 related to work force reductions of over 250 personnel primarily in administrative and support functions in the EMEA and Americas regions. The positions eliminated were Avnet personnel that were deemed redundant by management with the integration of Memec into Avnet. The facility exit charges related to liabilities for remaining non-cancelable lease obligations and the write-down of leasehold improvements and other property, plant and equipment relating to the facilities being exited. The facilities, which supported administrative and support functions, and some sales functions, were identified for consolidation based upon the termination of certain personnel discussed above and the relocation of other personnel into other existing Avnet facilities. The IT-related charges resulted from management’s review of certain capitalized systems and hardware as part of the integration effort. A substantial portion of this write-off, which was recorded in the first quarter of fiscal 2006, relates to mainframe hardware that was scrapped due to the purchase of new, higher capacity hardware to handle the increased capacity needs with the addition of Memec. Similarly, certain capitalized IT assets were written off when they became redundant either to other acquired systems or new systems under development in the first quarter of fiscal 2006 as a result of the acquisition of Memec. Other charges in the nine months ended April 1, 2006 related primarily to certain other contractual obligations and contract termination charges.

Of the total amounts recorded to expense for the Memec-related restructuring activity during the nine months ended April 1, 2006, $11.8 million represented non-cash write-downs, which consisted primarily of the charge to cost of sales for inventory write-downs and the write-down of IT and other fixed assets. The remaining Memec-related charges in the nine months ended April 1, 2006 required or will require the use of cash, of which $12.2 million was paid during the nine months ended April 1, 2006.

As of April 1, 2006, remaining Memec-related reserves related to the restructuring actions taken in the first nine months of fiscal 2006 total $8.1 million, of which $5.6 million related to severance reserves, the majority of which management expects to utilize by the end of fiscal 2006, facility exit costs of $2.1 million, the majority of which management expects to utilize by fiscal 2010, and other costs of $0.4 million, the majority of which management expects to utilize by fiscal 2007.

Also resulting from the Memec acquisition and its subsequent integration into Avnet, the Company incurred certain costs during the third quarter of fiscal 2006, amounting to $4.6 million pre-tax, $3.0 million after tax or $0.02 per share on a diluted basis. Integration costs incurred during the nine months ended April 1, 2006 totaled $20.3 million pre-tax, $13.8 million after-tax and $0.09 per share on a diluted basis. The integration costs, particularly in the first six months of fiscal 2006, related to incremental salary costs, primarily of Memec personnel, who were retained following the close of the acquisition, solely to assist in the integration of Memec’s IT systems, administrative and logistics operations into those of Avnet. Generally, these identified personnel were retained for nine months or less following the close of the acquisition. These personnel had no other meaningful day-to-day operational responsibilities outside of the integration efforts. Also included in integration costs are certain professional fees, travel, meeting, marketing and communication costs that were incrementally incurred solely related to the Memec integration efforts. Professional fees include primarily consulting and legal advice associated with the efforts to merge the numerous legal entities that exist globally between the Avnet and Memec operations. Integration costs are presented separately from selling, general and administrative expenses. All integration costs recorded in fiscal 2006 represent amounts incurred and paid during the third quarter and nine months ended April 1, 2006.

Restructuring and other charges related to business line divestitures and other actions

During the third quarter of fiscal 2006, the Company divested of its end-user business lines in TS Americas. As a result, restructuring charges were incurred due to certain actions taken by the Company following these divestitures. The Company also incurred restructuring costs and other charges relating to certain cost-cutting measures and other actions taken by TS in the EMEA region in both the second and third quarters of fiscal 2006.

The restructuring and other charges incurred during the third quarter of fiscal 2006 totaled $6.9 million pre-tax, $4.6 million after-tax and $0.03 per share on a diluted basis. The third quarter pre-tax charge of $6.9 million, which is included in restructuring and other charges in the accompanying consolidated statement of operations, consisted of $1.7 million for severance costs in the TS operations in the Americas and EMEA regions, facility exit costs in the Americas and EMEA regions of TS totaling $1.9 million, and $3.3 million for other charges relating primarily to the termination of a UK-based pension plan.

The restructuring and other charges incurred during the nine months ended April 1, 2006 totaled $11.0 million pre-tax, $7.3 million after-tax and $0.05 per share on a diluted basis. The year-to-date pre-tax charges, which are included in restructuring and other charges in the accompanying consolidated statement of operations, consisted of severance costs of $2.9 million related to TS operations in the Americas and EMEA regions, facility exit costs in the Americas and EMEA regions totaling $4.8 million, and $0.2 million for other charges. Other charges included $3.2 million pre-tax, which relates primarily to a curtailment charge resulting from a small UK-based pension plan that the Company elected to terminate. During the second quarter of fiscal 2006, the Company also recorded a reversal of $0.1 million for charges recorded in prior fiscal years in TS EMEA.

The severance costs related primarily to severance and other termination benefit payments related to five personnel in the TS Americas’ operations who were rendered redundant in Avnet’s ongoing business following the divestiture of the end-user business lines during the third quarter of fiscal 2006. This included one management-level employee whose primary responsibilities previously included the management of the divested business lines. Severance charges in the first nine months of fiscal 2006 also include termination benefits for three personnel in the TS EMEA operations who were identified as redundant based upon the realignment of certain job functions in that region. The facility exit charges related to liabilities for remaining non-cancelable lease obligations and the write-down of facility-related property, plant and equipment. The impacted facilities were TS leased facilities in the Americas that were rendered redundant with the divestitures discussed above, as well as certain TS leased facilities in EMEA that were vacated as part of the realignments of personnel discussed above. Certain furniture, fixtures and equipment in these facilities were also written off as part of these charges. Other charges in the nine months ended April 1, 2006 related primarily to asset impairment charges recorded in the second quarter of fiscal 2006 totaling $2.7 million for two owned but vacant facilities — one in EMEA and one in the Americas. The write-down to fair value was based upon management’s estimates of the current market values and possible selling price, net of selling costs, for these properties. Also included in other charges is the pension plan curtailment charge noted previously.

These restructuring and other charges related to business line divestitures and other actions, along with the Memec-related restructuring charges discussed previously, are presented separately from selling, general and administrative expenses in the consolidated statements of operations. Of the amounts recorded to expense for these restructuring and other charges during the nine months ended April 1, 2006, $2.8 million represented non-cash write-downs, which consisted primarily of the write-down to fair value of the owned facilities in EMEA and the Americas and certain furniture, fixtures and equipment in leased facilities. The remaining charges in the nine months ended April 1, 2006 required or will require the use of cash, of which $0.9 million was paid during the nine months ended April 1, 2006.

As of April 1, 2006, remaining reserves related to these restructuring and other actions taken in the first nine months of fiscal 2006 total $4.2 million, of which $2.2 million relates to severance reserves, the majority of which management expects to utilize before the end of fiscal 2006, facility exit costs of $1.9 million, the majority of which management expects to utilize by fiscal 2010, and other costs of $0.1 million, the majority of which management expects to utilize by fiscal 2007.

As of April 1, 2006, the Company also had certain reserves remaining related to restructuring actions taken in earlier years. Total remaining reserves related to these actions were $8.4 million at the end of the third quarter of fiscal 2006. Included in these remaining reserves are $1.0 million for severance costs, the majority of which management expects to utilize by the end of fiscal 2006. The remaining reserve balance also included $7.1 million for remaining facility contractual lease commitments, the majority of which will be utilized by the end of fiscal 2007, although a small portion of the remaining reserves relate to lease payouts that extend as late as fiscal 2010. Finally, there were $0.3 million of other reserves, related primarily to remaining contractual commitments, the majority of which the Company expects to utilize during fiscal 2006.

While the above charges related to Avnet personnel, facilities and operations, and are therefore recorded through Avnet’s consolidated statements of operations as restructuring and other charges, the Company also recorded numerous purchase accounting adjustments during the first nine months of fiscal 2006 related to the acquired personnel and operations of Memec. These adjustments were generally recorded as part of the allocation of purchase price and, therefore, were not recorded in the Company’s consolidated statement of operations. During the first nine months of fiscal 2006, the Company established and approved plans to integrate the acquired operations into all three regions of the Company’s EM operations, for which the Company recorded $66.6 million in preliminary exit-related purchase accounting adjustments. These purchase accounting adjustments consist primarily of $32.6 million for severance for Memec workforce reductions of over 700 personnel (including senior management, administrative, finance and certain operational functions) primarily in the Americas and EMEA; $29.1 million for lease and other contract termination costs; and $4.9 million for remaining commitments and termination charges related to other contractual commitments of Memec that will no longer be of use in the combined business. Of these exit-related purchase accounting adjustments recorded in the first nine months of fiscal 2006, $38.7 million was paid out in cash during the first nine months of fiscal 2006 and $8.4 million were non-cash write-downs, leaving $19.5 million of remaining reserves, primarily related to severance, which are expected to be substantially paid out before the end of fiscal 2007, and lease commitment reserves, for which payments will extend into fiscal 2010.

Operating Income

Operating income for the third quarter of fiscal 2006 was $121.9 million, or 3.4% of consolidated sales as compared with operating income of $78.5 million, or 2.8% of consolidated sales in the third quarter of fiscal 2005. The margin and operating expense trends discussed previously in this MD&A contributed to the operating income performance year-over-year. In addition, operating income for the third quarter of fiscal 2006 was negatively impacted by a total of $23.5 million (0.7% of consolidated sales) for charges previously described. (See table in Net Income for a detail of these charges. See also Restructuring and Other Charges and Integration Costs and Selling, General and Administrative Expenses for further discussion of these charges). The overall improvement in operating income margin without these charges is driven by the increased sales volume, cost management and the successful Memec integration discussed previously in this MD&A.

EM reported operating income of $122.8 million (5.0% of EM sales) in the third quarter of fiscal 2006 as compared with operating income of $61.5 million (3.9% of EM sales) in the prior year third quarter. On a pro forma combined basis, operating income in the prior year third quarter was $71.4 million, or 3.3% of EM’s pro forma combined sales. The 117 basis point year-over-year improvement in operating income margin (170 basis points on a pro forma combined basis) is similarly a result of the increased volume resulting from the Memec acquisition coupled with the rapid removal of operating costs from the successful integration of the combined businesses. Operating income at TS was $37.6 million (3.2% of TS sales) in the third quarter of fiscal 2006 as compared with operating income of $31.7 million (2.7% of TS sales) in the third quarter of fiscal 2005. TS maintained positive year-over-year trends in operating profitability in the third quarter of fiscal 2006, following its record quarterly revenue and operating income performance in the prior sequential quarter, based upon its continued focus on profitable relationships and cost controls inherent in management’s strategy for the past several years.

Consolidated operating income for the nine months ended April 1, 2006 was $288.1 million (2.7% of consolidated sales), compared with $235.6 million (2.9% of consolidated sales) in the first nine months of fiscal 2005. Operating income for the first nine months of fiscal 2006 was negatively impacted by $77.5 million (0.7% of consolidated sales) of charges previously described. (See table in Net Income for a detail of these charges. See also Restructuring and Other Charges and Integration Costs and Selling, General and Administrative Expenses for further discussion of these charges).

Interest Expense and Other Income, net

Interest expense for the third quarter of fiscal 2006 was $25.2 million, up $4.2 million, or 20.0%, from interest expense of $21.0 million in the third quarter of fiscal 2005. The increase in interest expense in the current quarter is a result of rising short-term interest rates and higher borrowings on the Company’s various bank credit facilities. The increased borrowings are a direct result of certain cash expended for the acquisition of Memec in the first quarter of fiscal 2006 and cash payments for other charges in the first nine months of fiscal 2006 (see Liquidity and Capital Resources — Cash Flow for further discussion). The factors driving interest expense up are offset partially by the favorable impact of the Company’s issuance of $250.0 million of 6.00% Notes due September 1, 2015 (the “6.00% Notes”) and repurchase of $254.1 million of the Company’s higher rate 8.00% Notes due November 15, 2006 (the “8.00% Notes”) during the first quarter of fiscal 2006.

Interest expense for the first nine months of fiscal 2006 totaled $72.0 million as compared with $63.1 million for the comparable nine month period in the prior fiscal year. The increase in year-to-date interest expense is a result of the same factors discussed above.

Other (expense) income, net, for the third quarter of fiscal 2006 was an expense of $0.2 million as compared with other income, net of $1.9 million in the third quarter of fiscal 2005. The current quarter expense is driven primarily by lower interest income on lower cash balances in the third quarter of fiscal 2006 and losses recognized in the third quarter of fiscal 2006 related to sales of certain property, plant and equipment as well as the Company’s share of net losses recognized on certain equity method investments.

In the first nine months of fiscal 2006, other income, net was $4.6 million as compared with $2.2 million in the first nine months of the prior year. In addition to higher interest income on normal cash balances and more favorable foreign currency impacts in the current fiscal year, the Company also yielded higher interest income by approximately $0.4 million earned on the investment of the net proceeds from the issuance of the 6.00% Notes during the four week tender period for the 8.00% Notes discussed above.

Gain on Sales of Business Lines

During the third quarter of fiscal 2006, the Company divested its two TS end-user business lines in the Americas. First, the Company sold its TS Americas enterprise server and storage business line to a value-added reseller. Second, the Company contributed cash and certain operating assets and liabilities of its TS Americas end-user network solutions business into a joint venture with Calence Inc. in exchange for an investment interest in the joint venture, called Calence LLC. As a result of these divestitures, a gain of $10.9 million pre-tax, $7.3 million after tax and $0.05 per share on a diluted basis was recorded in the third quarter and first nine months of fiscal 2006.

Debt Extinguishment Costs

As further described in Financing Transactions, the Company incurred debt extinguishment costs in the first nine months of fiscal 2006 (incurred entirely during the first fiscal quarter) associated with the repurchase of $254.1 million of the 8.00% Notes. The costs, which related primarily to premiums and other transaction costs associated with the repurchase, totaled $11.7 million pre-tax, $7.1 million after tax and $0.05 per share on a diluted basis.

Income Tax Provision

Avnet’s effective tax rate on its income before taxes for both the third quarter and first nine months of fiscal 2006 was 33.8% as compared with an effective tax rate of 30.8% for both the third quarter and first nine months of fiscal 2005. The increase in effective rates in fiscal 2006 is a function of changes in the geographic mix of profits across jurisdictions with varying statutory tax rates following the integration of Memec’s operations into those of Avnet. The Company’s effective tax rate is also computed based upon projected mix of profits for the remainder of the fiscal year. As such, management anticipates that the current 33.8% rate is a reasonable approximation of the effective tax rate for Avnet for the remainder of fiscal 2006.

Net Income

As a result of the operational performance and other factors discussed in the preceding sections of this MD&A, the Company’s consolidated net income for the third quarter of fiscal 2006 was $71.2 million and $0.48 per share on a diluted basis, as compared with net income of $41.1 million, or $0.34 per share on a diluted basis, for the third quarter of fiscal 2005. The third quarter of fiscal 2006 was negatively impacted by a net total of $8.3 million after tax and $0.06 per diluted share as detailed in the following table. See Restructuring and Other Charges and Integration Costs, Selling, General and Administrative Expenses and Gain on Sale of Business Lines for further discussion of these items.

	Quarter Ended April 1, 2006
	Gross	Operating	Pre-Tax	Net	Diluted
	Profit	Income	Income	Income	EPS
	($ in thousands, except per share data)

Restructuring and integration costs (primarily Memec acquisition-related)	$1,440	$10,040	$10,040	$6,652	$0.05
Restructuring and other costs related to business divestitures and other actions	—	6,930	6,930	4,591	0.03
Stock-based compensation expense	—	3,412	3,412	2,260	0.02
Incremental amortization expense for intangible assets	—	3,120	3,120	2,067	0.01
Gain on sale of business lines	—	—	(10,950)	(7,254)	(0.05)

Total	$1,440	$23,502	$12,552	$8,316	$0.06

The Company’s net income for the first nine months of fiscal 2006 was $145.7 million, or $0.99 per share on a diluted basis, as compared with net income for the first nine months of fiscal 2005 of $121.0 million, or $1.00 per share on a diluted basis. The first nine months of fiscal 2006 were negatively impacted by a net total of $51.7 million after tax and $0.35 per share on a diluted basis as detailed in the following table.

	Nine Months Ended April 1, 2006
	Gross	Operating	Pre-Tax	Net	Diluted
	Profit	Income	Income	Income	EPS
	($ in thousands, except per share data)

Restructuring and integration costs (primarily Memec acquisition-related)	$8,977	$52,188	$52,188	$35,291	$0.24
Restructuring and other costs related to business divestitures and other actions	—	10,991	10,991	7,317	0.05
Stock-based compensation expense	—	11,214	11,214	7,195	0.05
Incremental amortization expense for intangible assets	—	3,120	3,120	2,067	0.01
Debt extinguishment costs	—	—	11,665	7,052	0.05
Gain on sale of business lines	—	—	(10,950)	(7,254)	(0.05)

Total	$8,977	$77,513	$78,228	$51,668	$0.35

LIQUIDITY AND CAPITAL RESOURCES

Cash Flow

The following table summarizes the Company’s cash flow activity for the quarters and nine months ended April 1, 2006 and April 2, 2005, including the Company’s computation of free cash flow and a reconciliation of this metric to the nearest GAAP measures of net income and net cash flow from operations. Management’s computation of free cash flow consists of net cash flow from operations plus cash flows generated from or used for purchases and sales of property, plant and equipment, acquisitions and dispositions of operations and investments, effects of exchange rates on cash and cash equivalents and other financing activities. Management believes that the non-GAAP metric of free cash flow is a useful measure to help management and investors better assess and understand the Company’s operating performance and sources and uses of cash. Management also believes the analysis of free cash flow assists in identifying underlying trends in the business. Computations of free cash flow may differ from company to company. Therefore, the analysis of free cash flow should be used as a complement to, and in conjunction with, the Company’s consolidated statements of cash flows presented in the accompanying consolidated financial statements.

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

	Third Quarters Ended		Nine Months Ended
	April 1,	April 2,	April 1,	April 2,
	2006	2005	2006	2005
		(Thousands)

Net income	$71,167	$41,148	$145,700	$120,989
Non-cash and other reconciling items(1)	25,541	22,403	107,213	112,572
Cash flow (used in) generated from working capital (excluding cash and cash equivalents)(2)	(94,439)	82,851	(411,644)	150,618

Net cash flow provided from (used for) operations	2,269	146,402	(158,731)	384,179
Cash flow (used for) provided from:
Purchase of property, plant and equipment	(14,108)	(6,517)	(38,175)	(22,257)
Cash proceeds from sales of property, plant and equipment	621	328	2,250	7,125
Acquisition and dispositions of operations and investments, net	(6,625)	7	(310,647)	(1,098)
Effect of exchange rates on cash and cash equivalents	2,060	(10,048)	(477)	5,719
Other, net financing activities	4,195	739	27,774	923

Net free cash flow	(11,588)	130,911	(478,006)	374,591
(Repayment of) proceeds from debt, net	(7,706)	(83,586)	39,985	(92,910)

Net (decrease) increase in cash and cash equivalents	$(19,294)	$47,325	$(438,021)	$281,681

(1)	Non-cash and other reconciling items are the combination of depreciation and amortization, deferred income taxes, non-cash restructuring and other charges, and other, net (primarily the provision for doubtful accounts), in cash flows from operations.

(2)	Cash flow used for working capital is the combination of the changes in the Company’s working capital and other balance sheet accounts in cash flows from operations (receivables, inventories, accounts payable and accrued expenses and other, net).

During the third quarter ended April 1, 2006, the Company utilized $94.4 million of cash and cash equivalents for working capital, compared with a cash generation of $82.9 million in the third quarter of fiscal 2005. The cash outflow was primarily the net result of payables settlement and slight inventory build up at TS and receivables growth at EM. The settlement of December payables, which TS incurred during in its seasonally strong December quarter end, was mostly offset by cash collections on the December sales. However, TS also increased inventory during the quarter. In addition, the Company paid $26.3 million during the current quarter relating to restructuring, integration and payments of amounts accrued in purchase accounting associated with the Memec acquisition, and restructuring and other costs as a result of the sale of two TS business lines and other actions taken during fiscal 2006. See Results of Operations — Restructuring and other charges and integration costs discussed elsewhere in this MD&A. For the third quarter of fiscal 2005, cash generation of $82.9 million in working capital resulted primarily from operational focus to reduce a temporary inventory build up, particularly in EM.

During the nine months ended April 1, 2006, the Company utilized $411.6 million of cash and cash equivalents for working capital as compared with cash generation of $150.6 million in the nine months ended April 2, 2005. In addition to the impact of trends in receivables, payables and inventory discussed above, the Company paid $78.5 million during the nine months ended April 1, 2006 for restructuring and other charges, integration costs and amounts accrued for in purchase accounting. See Results of Operations — Restructuring and other charges and integration costs. The Company also made an accelerated contribution to the Company’s pension plan during the first quarter of fiscal 2006, totaling $58.6 million.

The cash flows associated with investing activities included capital expenditures during the first nine months of fiscal 2006, primarily related to certain information technology hardware and software purchases completed during the third quarter fiscal 2006 and a new mainframe purchase during the first half of fiscal 2006, and the ongoing development of one additional operating system to replace one of the systems that was disposed of as part of the restructuring and other charges in the first quarter (see Results of Operations — Restructuring and Other Charges and Integration Costs for further discussion). Also included in cash flows used in investing activities for the first nine months of fiscal 2006 is $310.6 million for acquisitions and investments net of divestitures, which relate primarily to the following: (1) $298.6 million associated with the Company’s acquisition of Memec, including the retirement of substantially all of Memec’s debt at the time of the acquisition (see Note 4 to the accompanying Consolidated Financial Statements for further discussion); (2) $17.5 million cash contribution to the Calence, Inc. joint venture; and (3) $5.7 million for the purchase of shares held by a minority interest holder in one of the Company’s Israeli subsidiaries, an additional earn-out payment associated with a small acquisition completed in fiscal 2005 and other items; net of (4) cash inflow of $11.2 million relating to the divestiture of the end-user business lines during the third quarter of fiscal 2006. Finally, the cash inflows from other net financing activities in both the third quarter and first nine months of fiscal 2006 related primarily to cash received for stock option exercises and the associated tax benefit.

As a result of the factors discussed above, the Company utilized free cash flow of $11.6 million and $478.0 million, respectively, in the third quarter and first nine months of fiscal 2006 as compared with an inflow of $130.9 million and $374.6 million, respectively, in the third quarter and first nine months of fiscal 2005. Financing related activities resulted in a cash outflow of $7.7 million during the third quarter fiscal 2006 and cash inflow of $40.0 million for the first nine months of fiscal 2006. The current quarter cash outflow was used to reduce borrowings on bank credit facilities. However, in the first nine months of fiscal 2006, the Company increased its overall borrowings on the bank credit facilities to fund working capital requirements. The Company also utilized cash and cash equivalents of $19.3 million during the first half of fiscal 2006, primarily for premiums, transaction costs and other costs associated with the repurchase of a total of $256.2 million of the Company’s 8% Notes, the majority of which was funded by the net proceeds from the issuance of the 6% Notes (see Financing Transactions).

The result of these activities yielded a net usage of cash and cash equivalents of $19.3 million in the third quarter of fiscal 2006 and net usage of $438.0 million in the first nine of fiscal 2006 as compared with a net generation of cash of $47.3 million and $281.7 million, respectively, in the third quarter and first nine months of fiscal 2005.

Capital Structure and Contractual Obligations

The following table summarizes the Company’s capital structure as of the end of the third quarter of fiscal 2006 with a comparison to fiscal 2005 year-end:

	April 1,	% of Total	July 2,	% of Total
	2006	Capitalization	2005	Capitalization
	(Dollars in thousands)

Short-term debt	$278,929	7.0%	$61,298	1.8%
Long-term debt	1,022,503	25.5	1,183,195	35.4

Total debt	1,301,432	32.5	1,244,493	37.2
Shareholders’ equity	2,704,314	67.5	2,097,033	62.8

Total capitalization	$4,005,746	100.0	$3,341,526	100.0

Long-term debt in the above table includes the fair value adjustment of $10.3 million decreasing total debt and capitalization at April 1, 2006 and $0.9 million increasing total debt and capitalization at July 2, 2005. This fair value adjustment is a result of the Company’s fair value hedges on its 8.00% and 9 3/4% Notes discussed in Financing Transactions below. The capitalization as of April 1, 2006 also reflects the impact of 24.0 million shares of Avnet common stock issued to the former owners of Memec as part of the acquisition of Memec. The impact on the Company’s consolidated shareholders’ equity related to this issuance is $418.2 million (see Note 4 to the accompanying Consolidated Financial Statements for further discussion).

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

Financing Transactions

As of July 2, 2005, the Company had an unsecured $350.0 million credit facility with a syndicate of banks (the “Credit Facility”), expiring in June 2007. During the second quarter of fiscal 2006, the Company amended and restated the Credit Facility to, among other things, increase the borrowing capacity from $350.0 million to $500.0 million, and increase the maximum amount of the total facility that can be used for letters of credit from $75.0 million to $100.0 million (the “Amended Credit Facility”). In addition, the Amended Credit Facility has a five-year term that matures in October 2010. The Company may still select from various interest rate options, currencies and maturities under the Amended Credit Facility. The Amended Credit Facility contains certain covenants, all of which the Company was in compliance with as of April 1, 2006. At April 1, 2006, there was $2.4 million drawn under the Amended Credit Facility. There were no borrowings under the Credit Facility at July 2, 2005.

In August 2005, the Company also amended its accounts receivable securitization program to, among other things, increase the maximum available for borrowing from $350.0 million to $450.0 million. In addition, the amended Program now provides that drawings under the facility no longer qualify as off-balance sheet financing (see Off-Balance Sheet Arrangements). As a result, the receivables and related debt obligation will remain on the Company’s consolidated balance sheet when amounts are drawn under the Program. The amended Program has a one year term expiring in August 2006. There were no drawings outstanding under the Program at April 1, 2006.

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

At July 2, 2005, the Company had two interest rate swaps with a total notional amount of $400.0 million in order to hedge the change in fair value of the 8% Notes related to fluctuations in interest rates. These contracts were classified as fair value hedges with a November 2006 maturity date. The interest rate swaps modified the Company’s interest rate exposure by effectively converting the fixed rate on the 8% Notes to a floating rate (6.4% at July 2, 2005) based on three-month U.S. LIBOR plus a spread through their maturities. During the first quarter of fiscal 2006, the Company terminated the interest rate swaps which hedged the 8% Notes due to the repurchase of $254.1 million of the $400.0 million 8% Notes, as previously discussed. The termination of the swaps resulted in net proceeds to the Company, of which, $1.3 million was netted in debt extinguishment costs in the first quarter of fiscal 2006 based on the pro rata portion of the 8% Notes that were repurchased. The remaining proceeds of $0.8 million, which represent the pro rata portion of the 8% Notes that were not repurchased, have been capitalized in other long-term debt and are being amortized over the maturity of the remaining 8% Notes.

The Company has three additional interest rate swaps with a total notional amount of $300.0 million, in order to hedge the change in fair value of the 9 3/4% Notes due February 15, 2008 (the “9 3/4% Notes”) related to fluctuations in interest rates. These hedges are classified as fair value hedges and mature in February 2008. These interest rate swaps modify the Company’s interest rate exposure by effectively converting the fixed rate on the 9 3/4% Notes to a floating rate (11.2% at April 1, 2006) based on three-month U.S. LIBOR plus a spread through their maturities.

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

Covenants and Conditions

The accounts receivable securitization program agreement discussed in Financing Transactions above contains minimum interest coverage and leverage ratios as defined in the Credit Facility (see discussion below). The Program agreement currently in effect also contains certain covenants relating to the quality of the receivables sold. If these conditions are not met, the Company may not be able to borrow any additional funds and the financial institutions may consider this an amortization event, as defined in the agreement, which would permit the financial institutions to liquidate the accounts receivable sold to cover any outstanding borrowings. Circumstances that could affect the Company’s ability to meet the required covenants and conditions of the agreement include the Company’s ongoing profitability and various other economic, market and industry factors. Management does not believe that the covenants under the Program limit the Company’s ability to pursue its intended business strategy or future financing needs. The Company was in compliance with all covenants of the amended and original Program agreements at April 1, 2006 and July 2, 2005, respectively.

The Credit Facility and Amended Credit Facility discussed in Financing Transactions contain certain covenants with various limitations on debt incurrence, dividends, investments and capital expenditures and also includes financial covenants requiring the Company to maintain minimum interest coverage and leverage ratios, as defined. Management does not believe that the covenants in the Credit Facility limit the Company’s ability to pursue its intended business strategy or future financing needs. The Company was in compliance with all covenants of the amended and the original Credit Facility as of April 1, 2006 and July 2, 2005, respectively.

See Liquidity for further discussion of the Company’s availability under these various facilities.

Liquidity

The Company had total borrowing capacity of $950.0 million at April 1, 2006 under the Credit Facility and the Program, against which $22.9 million in letters of credit were issued under the Credit Facility, and $2.4 million was drawn and outstanding on the Credit Facility as of April 1, 2006, resulting in $927.1 million of net availability at the end of the third quarter. The Company also had an additional $199.8 million of cash and cash equivalents at April 1, 2006. There are no significant financial commitments of the Company outside of normal debt and lease maturities discussed in Capital Structure and Contractual Obligations. Management believes that Avnet’s borrowing capacity, its current cash availability and the Company’s expected ability to generate operating cash flows are sufficient to meet its projected financing needs. The Company is less likely to generate significant operating cash flows in a growing electronic component and computer products industry. However, additional cash requirements for working capital are generally expected to be offset by the operating cash flows generated by the Company’s enhanced profitability as Avnet continues to realize further operating expense synergies following the acquisition of Memec. Furthermore, the next significant public debt maturity is in November 2006, when the $143.7 million of 8% Notes mature. Management expects to be able to repay these notes through available cash and cash equivalents or other available liquidity.

The following table highlights the Company’s liquidity and related ratios as of the end of the third quarter of fiscal 2006 with a comparison to the fiscal 2005 year-end:

COMPARATIVE ANALYSIS — LIQUIDITY

	April 1,	July 2,	Percentage
	2006	2005	Change
	(Dollars in millions)

Current Assets	$4,261.3	$3,783.0	12.6%
Quick Assets	2,648.5	2,526.5	4.8
Current Liabilities	2,262.1	1,717.5	31.7
Working Capital	1,999.2	2,065.4	(3.2)
Total Debt	1,301.4	1,244.5	4.6
Total Capital (total debt plus total shareholders’ equity)	4,005.7	3,341.5	19.9
Quick Ratio	1.2:1	1.5:1
Working Capital Ratio	1.9:1	2.2:1
Debt to Total Capital	32.5%	37.2%

As discussed in Cash Flow, during the first nine months of fiscal 2006, the Company utilized approximately $467.6 million for a number of notable transactions, including the acquisition of Memec, accelerated contributions to the Company’s pension plan, cash used in connection with the repurchase of the Company’s 8% Notes, cash used for the acquisition of the minority interest in Avnet’s Israeli subsidiary, net cash payments for the equity investment in Calence and sale of the TS business lines, and cash payments made related to restructuring charges and integration costs and other reserves recorded through purchase accounting. The Company’s quick assets (consisting of cash and cash equivalents and receivables) increased 4.8% from July 2, 2005 to April 1, 2006 as a result of the Memec acquisition, offset in part by the cash usage discussed above. In addition to factors that impacted quick assets, the 12.6% increase in current assets was also impacted by the increase in inventory primarily due to the acquisition of Memec. Current liabilities grew 31.7% from July 2, 2005. Specifically, the Company retained one of Memec’s short-term borrowing facilities in Japan, and in addition to this, the Company increased borrowings on its bank credit facilities to fund working capital requirements. These items and the November 2006 maturity status of the remaining $143.7 million of the 8% Notes, served to increase short term borrowings since 2005 fiscal year end. Current liabilities, also increased as a result of the Memec acquisition and the corresponding growth in the size of Avnet’s business, the increase in accounts payable (see discussion in Cash Flow) and the increase in reserves for restructuring and purchase accounting established during fiscal 2006 (see discussion in Results of Operations — Restructuring and other charges and integration costs). As a result of the factors noted above, total working capital decreased by approximately 3.2% during the first nine months of fiscal 2006. Total capital grew primarily due to the 24.0 million shares of Avnet common stock granted to Memec’s former shareholders to complete the acquisition. This corresponding $418.2 million growth in equity is also the primary reason for the Company’s debt to capital ratio dropping from 37.2% at July 2, 2005 to 32.5% at April 1, 2006, as the Company paid off the majority of Memec’s outstanding debt as part of the close of the acquisition.

Recently Issued Accounting Pronouncements

In March 2006, Financial Accounting Standards Board (“FASB”), issued Statement of Financial Accounting Standard No. 156, Accounting for Servicing of Financial Assets — an Amendment of FASB Statement No. 140” (“SFAS 156”). SFAS No. 156 provides guidance on the accounting for servicing assets and liabilities when an entity undertakes an obligation to service a financial asset by entering into a servicing contract. This statement is effective for all transactions at the beginning of fiscal 2008. The adoption of SFAS No. 156 will not have a material impact on the Company’s consolidated financial condition or results of operations.

In February 2006, the FASB issued SFAS No. 155, “Accounting for Certain Hybrid Financial Instruments — an Amendment of FASB Statements No. 133 and 140” (“SFAS No. 155”). SFAS No. 155 allows financial instruments that contain an embedded derivative and that otherwise would require bifurcation to be accounted for as a whole on a fair value basis, at the holders’ election. SFAS No. 155 also clarifies and amends certain other provisions of SFAS No. 133 and SFAS No. 140. SFAS 155 is effective beginning fiscal 2008. The adoption of SFAS 155 will not have a material effect on the Company’s consolidated financial statements.

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

In March 2005, the FASB issued Interpretation No. 47, Accounting for Conditional Asset Retirement Obligation,(“FIN 47”), which is an interpretation of SFAS No. 143, Accounting for Asset Retirement Obligation. FIN 47 clarifies that entity is required to recognized a liability for the fair value of a conditional asset retirement obligation if the fair value can be reasonably estimated even though uncertainty exists about the timing or method of settlement. The Company is required to adopt FIN 47 as of the end of fiscal 2006. The Company does not expect the adoption will have a material impact on the Company’s consolidated financial statements.

Effective in the first quarter of fiscal 2006, the Company adopted Statement of Financial Accounting Standards No. 123 (revised 2004), Share-Based Payments (“SFAS 123R”) which revises SFAS No. 123, Accounting for Stock-Based Compensation and supersedes APB Opinion No. 25, Accounting for Stock Issued to Employees. SFAS 123R requires all share-based payments to employees, including grants of employee stock options, be measured at fair value and expensed in the consolidated statement of operations over the service period (generally the vesting period). Upon adoption, the Company transitioned to SFAS 123R using the modified prospective application, whereby compensation cost is only recognized in the consolidated statements of operations beginning with the first period that SFAS 123R is effective and thereafter, with prior periods’ stock-based compensation for option and employee stock purchase plan activity still presented on a pro forma basis. The Company continues to use the Black-Scholes option valuation model to value stock options. As a result of the adoption of SFAS 123R, the Company recognized pre-tax charges of $2.3 million and $8.3 million in the quarter and nine months ended April 1, 2006, respectively, associated with the expensing of stock options and employee stock purchase plan activity. Additionally, the Company increased its grant activity under other stock-based compensation programs (while decreasing the number of options granted) that have always been expensed in the Company’s consolidated statements of operations, which yielded incremental expense under these other programs amounting to $1.1 million and $2.9 million when compared with the third quarter of fiscal 2005 and first nine months of fiscal 2005, respectively. In the third quarter of fiscal 2006, the combination of these two changes resulting from the adoption of SFAS 123R resulted in incremental expenses of $3.4 million pre-tax (included in selling, general and administrative expenses), $2.3 million after tax and $0.02 per share on a diluted basis. In the first nine months of fiscal 2006, the incremental expense was $11.2 million pre-tax, $7.2 million after tax and $0.05 per share on a diluted basis.

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

In December 2004, the FASB issued Staff Position No. 109-2 (“FSP 109-2”), Accounting and Disclosure Guidance for the Foreign Earnings Repatriation Provision within the American Jobs Creation Act of 2004, which provides guidance for implementing the repatriation of earnings provisions of the American Jobs Creation Act of 2004 (the “Jobs Act”) and the impact on the Company’s income tax expense and deferred income tax liabilities. The Jobs Act was enacted in October 2004. However, FSP 109-2 allows additional time beyond the period of enactment to allow the Company to evaluate the effect of the Jobs Act on the Company’s plan for reinvestment or repatriation of foreign earnings. The Company has completed its evaluation of the impact of the repatriation provisions of FSP 109-2 and has elected not to repatriate any foreign earnings under the Jobs Act. As a result, the adoption of FSP 109-2 did not have a material impact on the company’s financial statements.

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

See Liquidity and Capital Resources — Financing Transactions appearing in Item 2 of this Report for further discussion of the Company’s financing facilities and capital structure. As of April 1, 2006, 67% of the Company’s debt bears interest at a fixed rate and 33% of the Company’s debt bears interest at variable rates (including as variable rate debt $300.0 million of the 9 3/4% Notes based on the variable rate hedges in place to hedge the Company’s exposure to changes in fair value associated with these Notes due to changes in interest rates — see Liquidity and Capital Resources — Financing Transactions for further discussion). Therefore, a hypothetical 1.0% (100 basis point) increase in interest rates would result in a $1.1 million impact on income before income taxes in the Company’s consolidated statement of operations for the quarter ended April 1, 2006.

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

During the third quarter of fiscal 2006, there have been no changes to the Company’s internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

The following table includes the Company’s monthly purchases of common stock during the quarter ended April 1, 2006:

				Maximum Number (or
			Total Number of	Approximate Dollar
			Shares Purchased as	Value) of Shares
			Part of Publicly	That May Yet Be
	Total Number of	Average Price Paid	Announced Plans or	Purchased Under the
Period	Shares Purchased	per Share	Programs	Plans or Programs

January	20,000	$25.46	—	—
February	15,000	$25.36	—	—
March	3,000	$24.24	—	—

The purchases of Avnet common stock noted above were made on the open market to obtain shares for purchase under the Company’s Employee Stock Purchase Plan. None of these purchases were made pursuant to a publicly announced repurchase plan and the Company does not currently have a stock repurchase plan in place.

Item 4.	Submission of Matters to a Vote of Security Holders

The 2005 Annual Meeting of the Shareholders of the Company was held on November 10, 2005 in Phoenix, Arizona. On the record date for the annual meeting, 145,845,796 shares of common stock were outstanding and eligible to vote.

The shareholders of the Company were asked to vote upon (i) election of directors and (ii) ratification of the appointment of KPMG LLP as the independent public accounting firm for the fiscal year ending July 1, 2006. The shareholders adopted both proposals by the following votes:

Election of Directors	For	Withheld

Eleanor Baum	132,423,860	2,257,393
J. Veronica Biggins	133,829,299	851,954
Lawrence W. Clarkson	133,836,177	845,076
Ehud Houminer	132,560,261	2,120,992
James A. Lawrence	133,981,840	699,413
Frank R. Noonan	133,958,574	722,679
Ray M. Robinson	129,932,806	4,748,447
Peter Smitham	133,960,169	721,084
Gary L. Tooker	129,842,462	4,838,791
Roy Vallee	131,999,750	2,681,503

Matter	For	Against	Abstain

Ratification of the appointment of KPMG LLP as independent public accounting firm for the fiscal year ending July 1, 2006	134,005,360	642,848	33,045

Item 6.	Exhibits

Exhibit
Number		Exhibit

10	.1*	Form of Indemnity Agreement. The Company enters into this form of agreement with each of its directors and officers.
10	.2*	Employment Agreement dated July 1, 2004 between the Company and Steven C. Church.
10	.3*	Change of Control Agreement dated July 1, 2004 between the Company and Steven C. Church.
31	.1*	Certification by Roy Vallee, Chief Executive Officer, under Section 302 of the Sarbanes-Oxley Act of 2002.

Exhibit
Number		Exhibit

31	.2*	Certification by Raymond Sadowski, Chief Financial Officer, under Section 302 of the Sarbanes-Oxley Act of 2002.
32	.1**	Certification by Roy Vallee, Chief Executive Officer, under Section 906 of the Sarbanes-Oxley Act of 2002.
32	.2**	Certification by Raymond Sadowski, Chief Financial Officer, under Section 906 of the Sarbanes-Oxley Act of 2002.

*	Filed herewith.

**	Furnished herewith.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

AVNET, INC.
(Registrant)

By:	/s/ RAYMOND SADOWSKI
Raymond Sadowski
Senior Vice President and
Chief Financial Officer

Date: May 8, 2006

EXHIBIT INDEX

Exhibit
Number		Exhibit

10	.1*	Form of Indemnity Agreement. The Company enters into this form of agreement with each of its directors and officers.
10	.2*	Employment Agreement dated July 1, 2004 between the Company and Steven C. Church.
10	.3*	Change of Control Agreement dated July 1, 2004 between the Company and Steven C. Church.
31	.1*	Certification by Roy Vallee, Chief Executive Officer, under Section 302 of the Sarbanes-Oxley Act of 2002.
31	.2*	Certification by Raymond Sadowski, Chief Financial Officer, under Section 302 of the Sarbanes-Oxley Act of 2002.
32	.1**	Certification by Roy Vallee, Chief Executive Officer, under Section 906 of the Sarbanes-Oxley Act of 2002.
32	.2**	Certification by Raymond Sadowski, Chief Financial Officer, under Section 906 of the Sarbanes-Oxley Act of 2002.

*	Filed herewith.

**	Furnished herewith.