Form 10-K
period 2006-07-01
AVNET INC
filed 2006-08-30
CIK 8858

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-K

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended July 1, 2006

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
None
     Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.    Yes ☑    No ☐
     Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.    Yes ☐    No ☑
     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes ☑    No ☐
     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.    ☑
     Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☑	Accelerated filer ☐	Non-accelerated filer ☐
     Indicate by checkmark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes ☐    No ☑

The aggregate market value (approximate) of the registrant’s common equity held by non-affiliates based on the closing price of a share of the registrant’s common stock for New York Stock Exchange composite transactions on December 31, 2005 (the last business day of the registrant’s most recently completed second fiscal quarter) — $3,501,985,981

The number of shares of the registrant’s Common Stock (net of treasury shares) outstanding at July 28, 2006 — 146,661,719
DOCUMENTS INCORPORATED BY REFERENCE
      Portions of the registrant’s definitive proxy statement (to be filed pursuant to Reg. 14A) relating to the Annual Meeting of Shareholders anticipated to be held on November 9, 2006 are incorporated herein by reference in Part III of this Report.

PART I

Item 1.	Business
      Avnet, Inc., incorporated in New York in 1955, together with its consolidated subsidiaries (the “Company” or “Avnet”), is one of the world’s largest industrial distributors, based on sales, of electronic components, enterprise network and computer products and embedded subsystems. With sales of $14.25 billion in fiscal 2006, Avnet creates a vital link in the technology supply chain that connects over 300 of the world’s leading electronic component and computer product manufacturers and software developers as a single source for multiple products for a global customer base of over 100,000 original equipment manufacturers (“OEMs”), electronic manufacturing services (“EMS”) providers, original design manufacturers (“ODMs”), and value-added resellers (“VARs”). Avnet distributes electronic components, computer products and software as received from its suppliers or with assembly or other value added by Avnet. Additionally, Avnet provides engineering design, materials management and logistics services, system integration and configuration, and supply chain advisory services.
Organizational Structure
      Avnet has two primary operating groups — Electronics Marketing (“EM”) and Technology Solutions (“TS”). Both operating groups have operations in each of the three major economic regions of the world: the Americas; Europe, the Middle East and Africa (“EMEA”); and Asia. Each operating group has its own management team that is led by a group president and includes regional presidents and senior executives within the operating group that manage the accounting and finance, facilities, logistics and other administrative tasks for each operating group as a whole. Each operating group also has distinct financial reporting that is evaluated at the corporate level and on which operating decisions and strategic planning for the Company as a whole are made. Divisions exist within each operating group that serve primarily as sales and marketing units to further streamline the sales and marketing efforts within each operating group and to enhance each operating group’s ability to work with its customers and suppliers, generally along more specific product lines or based upon geography. However, each division relies heavily on the support services that are provided centrally within each operating group and centralized support at the corporate level.
      On July 5, 2005, the Company completed the acquisition of Memec Group Holdings Limited (“Memec”), a global distributor that markets and sells a portfolio of semiconductor devices from industry-leading suppliers. Memec also provided customers with engineering expertise and design services. The Memec acquisition expanded EM’s business in each of the three major economic regions and provided Avnet with a presence in the Japanese distribution market, the only major semiconductor market in which Avnet did not previously have any operations. Over the course of fiscal year 2006, Memec’s operations were integrated into EM’s regional structure and the integration was completed by the end of fiscal 2006. See Acquisitions in this Item 1 and Note 2 to the consolidated financial statements appearing in Item 15 of this Report for further discussion of the Memec acquisition.
      During the third quarter of fiscal 2006, the Company divested two small TS businesses with aggregate annual revenue of approximately $300 million focused on selling directly to end-users. The decision to divest the two businesses allows TS to focus on its core competency in two tier distribution. During the fourth quarter of fiscal 2006, the Company divested two small, non-core EM business units in EMEA. The divested businesses had an annual revenue run rate of approximately $150 million.
      A summary of each operating group and their businesses is presented below. Further financial information by operating group and geography is provided in Note 16 to the consolidated financial statements appearing in Item 15 of this Report.
Electronics Marketing (“EM”)
      EM markets and sells semiconductors and interconnect, passive and electromechanical devices (“IP&E”) on behalf of over 300 of the world’s leading electronic component manufacturers. EM markets and sells its products and services to a diverse customer base spread across end-markets including communica-

tions, computer hardware and peripheral, industrial and manufacturing, medical equipment, military and aerospace. EM also offers an array of value-added services to its customers and suppliers that help accelerate their growth and the realization of cost efficiencies.
      EM Design Chain Services offer engineers a host of design chain services from any point in the design cycle. With access to a suite of design tools and engineering services, customers can get product specifications along with evaluation kits and reference designs that enable a broad range of applications from conceptualization through detailed design and up to new product introduction. EM also offers engineering and technical resources deployed globally to support product design, bill of materials development, design services and technical education and training. By utilizing EM’s design chain services, customers can optimize their component selection and improve their time to market.
      Avnet Supply Chain Services provides end-to-end supply chain services to OEMs, EMS providers and electronic component manufacturers, enabling them to optimize supply chains on a local, regional or global basis. By combining internal competencies in global warehousing and logistics, finance, information technology, and asset management with its global footprint and extensive partner relationships, Avnet’s supply chain services allow customers to continuously manage their supply chains to meet the demands of a more globally competitive environment. With proprietary planning tools and a variety of inventory management solutions, EM can provide unique solutions that meet a customer’s just-in-time requirements in a variety of scenarios including lean manufacturing, demand flow and outsourcing.
      Suppliers of components to EM include:

• Avago Technologies (formerly Agilent)	• National Semiconductor
• Analog Devices	• ON Semiconductor
• Freescale Semiconductor	• Philips Components
• Infineon Technologies	• Texas Instruments
• Intel	• Xilinx

EM sells to multinational, regional and local OEMs and contract manufacturers including:

• Benchmark	• Jabil
• Celestica	• Plexus
• Flextronics	• Sanmina-SCI
• General Electric	• Seimens
• Hon Hai Precision	• Solectron
      EM is Avnet’s largest operating group, with sales in fiscal 2006 of $9.26 billion, representing 65.0% of Avnet’s consolidated sales. EM is comprised of three regional operations: EM Americas, which had sales of $3.78 billion in fiscal 2006, or 26.5% of Avnet’s consolidated sales; EM EMEA, which had sales of $3.06 billion in fiscal 2006, or 21.5% of Avnet’s consolidated sales; and EM Asia (including Japan), which had sales of $2.42 billion in fiscal 2006, or 17.0% of Avnet’s consolidated sales.
      Many of EM’s sales and marketing divisions generally focus on a specific customer segment, particular product lines provided by a specific group of suppliers or on a specific geography. Collectively, the divisions offer one of the industry’s broadest line cards and convenient one-stop shopping with an emphasis on responsiveness, engineering support, on-time delivery and quality. Certain specialty services are made available to the individual divisions through common support service units. All of EM regional operations have access to the products and services provided by EM globally.
      EM’s regional structure is as follows:

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

EMEA

•	In EMEA, EM goes to market with seven sales and marketing divisions focused on a specific set of suppliers, products or geographies. Divisions that are organized by semiconductors, IP&E products and supply chain services address customers on both a pan European and regional basis. EM EMEA does business in over 40 European countries, and over 10 countries in the Middle East and Africa. The products and services sold by EM EMEA are similar to those in the Americas as described above.

Asia

•	EM Asia is a value-added distributor of electronic components and services in 16 Asian countries, and Australia and New Zealand. Avnet goes to market in China with four focused sales and marketing divisions and separate divisions focused on South Asia, Taiwan and Japan. The products and services sold by EM Asia are similar to those in the Americas as described above.
      Following the acquisition of Memec on July 5, 2005, EM established Avnet-Memec specialty semiconductor distribution sales and marketing divisions in each of the three major economic regions to continue to focus on demand creation for particular suppliers and specialty needs for certain customers in those regions. Additionally, the Memec acquisition provided Avnet entry into the Japanese market where Avnet-Memec Japan will continue to operate as a distinct sales and marketing division for EM.
Technology Solutions (“TS”)
      TS markets and sells mid- to high-end servers, data storage, software, and the services required to implement these products and solutions to the VAR channel. TS also focuses on the worldwide OEM market for computing technology, system integrators and non-PC OEMs that require embedded systems and solutions including engineering, product prototyping, integration and other value-added services.
      TS is a leading partner for system vendors such as IBM and Hewlett-Packard. Other key suppliers TS serves include:

• Advanced Micro Devices	• Network Appliance
• EIZO	• Oracle
• EMC	• Sun Microsystems
• Intel	• Symantec
      TS markets and sells its products and services to the VAR channel and enterprise computing customers, which include:

• Applied Computing Solutions	• Logicalis
• Dell Computer	• McKesson
• GE Medical Systems	• Pomeroy IT Solutions
• Insight Direct	• Sirius Computer Systems
• Key Information Systems	• Venture SystemSource
      Sales for TS were $4.99 billion in fiscal 2006, representing 35.0% of Avnet’s consolidated sales. TS’s fiscal 2006 global sales consisted of the following regional results: TS America sales of $3.44 billion, or 24.1% of Avnet’s consolidated sales; TS EMEA sales of $1.31 billion, or 9.2% of Avnet’s consolidated sales; and TS Asia sales of $240 million, or 1.7% of Avnet’s consolidated sales.

      As a global technology sales and marketing organization, TS has dedicated sales and marketing divisions focused on specific customer segments including OEMs, independent software vendors, system builders, system integrators, and VARs. TS’s select line card strategy enables an exceptional level of attention to the needs of its suppliers.
      TS consists of the following primary divisions:

•	Avnet Partner Solutions is a global value-added distributor of enterprise computing systems, software, storage, complex technology solutions and services. It is one of the industry’s leading value-added distributors in the enterprise computing space in support of a select line card of the foremost systems, storage and software manufacturers. Avnet Partner Solutions provides those manufacturers’ products to VARs, along with complementary value-added services. Avnet Partner Solutions also provides logistics, financial, marketing, sales and technical services, including in-house engineering support, complex systems integration and configuration services. Besides locations in North America, Avnet Partner Solutions operates in Australia, Austria, Belgium, the Czech Republic, Germany, Hungary, Italy, Poland, Slovakia, Switzerland and the United Kingdom.

•	Avnet Computing Components serves the needs of manufacturers of general-purpose computers and system builders by providing them with the latest technologies such as microprocessors, DRAM modules and motherboards. Avnet Computing Components does business in all three of the major economic regions: Americas, EMEA and Asia.

•	Avnet Applied Computing Solutions focuses on the unique needs of non-PC OEMs and system builders/integrators. It provides technical design, integration and assembly to developers of application specific computer solutions in the non-PC marketplace. Examples of these types of customers are OEMs in the medical, telecommunications, industrial control and digital creation market segments. Avnet Applied Computing Solutions does business in all three of the major economic regions.

•	Avnet Visual and Data Solutions concentrates on specialized video and display products, network products and storage solutions, while targeting primarily VARs and system integrators with its wireless switch and wireless stand-alone solutions. Avnet Visual and Data Solutions does business in eight European countries.
Foreign Operations
      As noted in the operating group discussions, Avnet has significant operations in all three major economic regions of the world: the Americas, EMEA, and Asia. Historically, Avnet’s operations in the Americas region (primarily the United States) have contributed the largest percentage of consolidated sales. For fiscal 2006, 2005 and 2004, the percentage of the Company’s sales in the Americas has been 51%, 52% and 53%, respectively. The EMEA region’s contribution to Avnet’s consolidated sales has been 31%, 33% and 33%, respectively, for fiscal 2006, 2005 and 2004. The Asia region has seen continuous growth representing 18%, 15% and 14%, respectively, of consolidated sales for fiscal 2006, 2005 and 2004. This growth in Asia is indicative of a worldwide industry trend and is a result of Avnet’s continued investment into this rapidly growing region, particularly in the Peoples’ Republic of China. Management expects the Asia region to continue to grow, both in volume of business and as a percentage of the Company’s global business in the future, although the rate of growth may not remain at the same robust percentages exhibited in the past three to four years.
      Avnet’s foreign operations are subject to a variety of risks including potential restrictions on transfers of funds due to statutory or tax regulations, foreign currency fluctuations, import and export duties and regulations, changing foreign tax laws and regulations, potential military conflicts, less flexible employee contracts in the event of business downturns, and the burden and cost of compliance with foreign laws. The most common of these risks is the Company’s exposure to foreign currency fluctuations, which are hedged regularly as part of Avnet’s treasury and cash management operations. These risks are discussed further under Risk Factors in Item 1A and under Quantitative and Qualitative Disclosures About Market Risk in Item 7A of this Report. Additionally, the specific translation impacts of foreign currency fluctuations, most notably the

Euro, on the Company’s consolidated financial statements are further discussed in Management’s Discussion and Analysis of Financial Condition and Results of Operations in Item 7 of this Report.
Acquisitions
      On July 5, 2005, the Company completed the acquisition of Memec, a global distributor that marketed and sold a portfolio of semiconductor devices from industry-leading suppliers, and a provider of engineering expertise and design services. The acquisition of Memec is the Company’s largest acquisition to date, based on annual sales. Memec recorded sales of $2.28 billion in the twelve months prior to the July 5, 2005 close of the acquisition. The consideration for the Memec acquisition consisted of stock and cash valued at approximately $506.9 million, including transaction costs, plus the assumption of approximately $240.0 million of Memec’s net debt (debt less cash acquired). Under the terms of the purchase agreement, Memec investors received approximately 24.011 million shares of Avnet common stock plus approximately $64.0 million in cash. The shares of Avnet common stock were valued at $17.42 per share, which represents the five-day average stock price beginning two days before the acquisition announcement on April 26, 2005. See Organizational Structure in this Item 1 for further discussion of the integration of Memec into EM’s operations.
      With the exception of the acquisition of Memec in fiscal 2006, Avnet has made no significant acquisitions in the past three years. Avnet has historically pursued a strategic acquisition program to grow its presence in world markets for electronic components and computer products. This program was a significant factor in Avnet becoming one of the largest industrial distributors of such products worldwide. Avnet will continue to pursue strategic acquisitions as part of its overall growth strategy, with its focus likely directed at smaller targets in markets where the Company is seeking to expand its global presence or to increase its scale and scope where an acquisition may be beneficial.
Major Products
      One of Avnet’s competitive strengths is the breadth and quality of the suppliers whose products it distributes. In fiscal 2006, IBM and Xilinx were the only suppliers from which sales of its products exceeded 10% of the Company’s consolidated sales. During fiscal 2006, IBM products accounted for approximately 16% of the Company’s sales while Xilinx products accounted for approximately 10%.
      Listed in the table below are the major product categories and the Company’s approximate sales of each during the past three fiscal years:

	Years Ended

	July 1,	July 2,	July 3,
	2006	2005	2004

	(Millions)
Semiconductors	$8,896.3	$6,082.2	$5,663.3
Computer products	4,236.6	4,003.8	3,656.8
Connectors	547.9	481.7	442.8
Passives, electromechanical and other	572.8	499.1	481.8

	$14,253.6	$11,066.8	$10,244.7

      As of July 1, 2006, the Company had more than 250 locations worldwide, as well as a limited number of instances where Avnet-owned product is stored in customer facilities. Many of these locations contain sales, warehousing and administrative functions for multiple sales and marketing units. Avnet sells to customers in approximately 70 countries.
Competition & Markets
      Avnet is one of the world’s largest industrial distributors, based on sales, of electronic components and computer products.

      The electronic component and computer products industry continues to be extremely competitive and is subject to rapid technological advances. The Company’s major competitors are Arrow Electronics, Inc., Future Electronics, World Peace Group and Agilysys, Inc. There are also certain smaller, specialized competitors who focus upon one market or product or a particular sector. As a result of these factors, Avnet must remain competitive in its pricing of goods and services.
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
Number of Employees
      At July 1, 2006, Avnet had approximately 10,900 employees.
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
      In addition, the Company’s Annual Report on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K and amendments to those Reports, if any, filed or furnished pursuant to Section 13(a) or 15(d) of Securities Exchange Act of 1934, as well as Section 16 filings made by any of the Company’s executive officers or directors with respect to Avnet common stock, are available on the Company’s website (www.avnet.com under the “Investor Relations — SEC Filings” caption) as soon as reasonably practicable after the report is electronically filed with, or furnished to, the Securities and Exchange Commission.
      These details about Avnet’s website and its content are only for information. The contents of the Company’s website are not, nor shall they be deemed to be, incorporated by reference in this Report.

Item 1A.	Risk Factors
Forward-Looking Statements And Risk Factors
      This Report contains forward-looking statements with respect to the financial condition, results of operations and business of Avnet, Inc. and subsidiaries (“Avnet” or the “Company”). These statements are generally identified by words like “believes,” “expects,” “anticipates,” “should,” “will,” “may,” “estimates” or similar expressions. Forward-looking statements are subject to numerous assumptions, risks and uncertainties.
      Avnet does not undertake any obligation to update any forward-looking statements, whether as a result of new information, future events or otherwise.
      Factors that may cause actual results to differ materially from those contained in the forward-looking statements include the following:

An industry down-cycle in semiconductors could significantly affect the Company’s operating results as a large portion of our revenues come from sales of semiconductors, which is a highly cyclical industry.
      The semiconductor industry historically has experienced periodic fluctuations in product supply and demand, often associated with changes in technology and manufacturing capacity, and is generally considered to be highly cyclical. During each of the last three fiscal years, sales of semiconductors represented over 50% of the Company’s consolidated sales, and the Company’s revenues, particularly in the Company’s Electronics Marketing group, closely follow the strength or weakness of the semiconductor market. While the semiconductor industry has strengthened recently as compared with the downturn experienced in 2001 and 2002, it is uncertain whether this improvement will continue and future downturns in the technology industry, particularly in the semiconductor sector, could negatively affect the Company’s operating results in the future and negatively impact the Company’s ability to maintain its current profitability levels.

Failure to maintain its relationships with key suppliers could adversely affect the Company’s sales.
      One of the Company’s competitive strengths is the breadth and quality of the suppliers whose product the Company distributes. However, sales of products and services from two of the Company’s suppliers, IBM and Xilinx, accounted for approximately 16% and 10%, respectively, of the Company’s consolidated sales in fiscal year 2006. Management expects IBM and Xilinx products and services to each account for over 10% of the Company’s consolidated sales in fiscal year 2007. The Company’s contracts with its suppliers, including those with IBM and Xilinx, vary in duration and are generally terminable by either party at will upon notice. To the extent IBM, Xilinx or a group of other primary suppliers is not willing to do business with the Company in the future, the Company’s business and relationships with its customers could be materially, adversely affected because its customers depend on the Company’s distribution of electronic components and computer products from the industry’s leading suppliers. In addition, to the extent that any of the Company’s key suppliers modifies the terms of their contracts, including, without limitation, the terms regarding price protection, rights of return, rebates or other terms that protect the Company’s gross margins, it could materially, adversely affect the Company’s results of operations, financial condition or liquidity.

The Company may not have adequate or cost-effective liquidity or capital resources.
      The Company’s ability to satisfy its cash needs depends on its ability to generate cash from operations and to access the financial markets, both of which are subject to general economic, financial, competitive, legislative, regulatory and other factors that are beyond the Company’s control.
      The Company may need to satisfy its cash needs through external financing. However, external financing may not be available to us on acceptable terms or at all. As of July 1, 2006, Avnet had total debt outstanding of $1.23 billion under various notes and committed and uncommitted lines of credit with financial institutions. The Company needs cash to make interest payments on, and to refinance, this indebtedness and for general corporate purposes, such as funding its ongoing working capital and capital expenditure needs. Under the terms of any external financing, the Company may incur higher than expected financing expenses and become subject to additional restrictions and covenants. Any material increase in the Company’s financing costs could have a material adverse effect on its profitability.
      Under some of its various credit facilities, the Company is required to maintain certain specified financial ratios and meet certain tests. If the Company fails to meet these financial ratios and tests, it may be unable to continue to utilize these facilities. If the Company could not continue to utilize these facilities, it may not have sufficient cash available to make interest payments on and refinance indebtedness and for general corporate needs.

The agreements governing some of the Company’s financings contain various covenants and restrictions that limit the discretion of management in operating its business and could prevent us from engaging in some activities that may be beneficial to the Company’s business.
      The agreements governing the Company’s financing, including its five-year, $500 million credit facility and the indentures governing the Company’s outstanding notes, contain various covenants and restrictions that, in certain circumstances, limit the Company’s ability and the ability of certain subsidiaries to:

•	grant liens on assets;

•	make restricted payments (including paying dividends on capital stock or redeeming or repurchasing capital stock);

•	make investments;

•	merge, consolidate or transfer all or substantially all of the Company’s assets;

•	incur additional debt; or

•	engage in certain transactions with affiliates.
      As a result of these covenants and restrictions, the Company may be limited in how it conducts its business and may be unable to raise additional debt, compete effectively or make investments.

Declines in the value of the Company’s inventory or unexpected order cancellations by the Company’s customers could materially, adversely affect its business, results of operations, financial condition or liquidity.
      The electronic components and computer products industry is subject to rapid technological change, new and enhanced products and evolving industry standards, which can contribute to a decline in value or obsolescence of inventory. During an industry and/or economic downturn, it is possible that prices will decline due to an oversupply of product and, therefore, there may be greater risk of declines in inventory value. Although it is the policy of many of the Company’s suppliers to offer distributors like us certain protections from the loss in value of inventory (such as price protection, limited rights of return and rebates), the Company cannot be assured that such return policies and rebates will fully compensate us for the loss in value, or that the vendors will choose to, or be able to, honor such agreements, some of which are not documented and therefore subject to the discretion of the vendor. In addition, the Company’s sales are typically made pursuant to individual purchase orders, and the Company generally does not have long-term supply arrangements with its customers. Generally, the Company’s customers may cancel orders 30 days prior to shipment with minimal penalties. The Company cannot be assured that unforeseen new product developments, declines in the value of the Company’s inventory or unforeseen order cancellations by its customers will not materially, adversely affect the Company’s business, results of operations, financial condition or liquidity, or that the Company will successfully manage its existing and future inventories.

Substantial defaults by the Company’s customers on its accounts receivable or the loss of significant customers could have a significant negative impact on the Company’s business, results of operations, financial condition or liquidity.
      A significant portion of the Company’s working capital consists of accounts receivable from customers. If customers responsible for a significant amount of accounts receivable were to become insolvent or otherwise unable to pay for products and services, or were to become unwilling or unable to make payments in a timely manner, the Company’s business, results of operations, financial condition or liquidity could be adversely affected. An economic or industry downturn could adversely and materially affect the servicing of these accounts receivable, which could result in longer payment cycles, increased collection costs and defaults in excess of management’s expectations. A significant deterioration in the Company’s ability to collect on accounts receivable could also impact the cost or availability of financing under its Securitization Program.

The electronics component and computer industries are highly competitive and if the Company cannot effectively compete, its revenues may decline.
      The market for the Company’s products and services is very competitive and subject to rapid technological advances. Not only does the Company compete with other global distributors, it also competes for customers with regional distributors and some of the Company’s own suppliers. The Company’s failure to maintain and enhance its competitive position could adversely affect its business and prospects. Furthermore, the Company’s efforts to compete in the marketplace could cause deterioration of gross profit margins and, thus, overall profitability.
      The sizes of the Company’s competitors vary across market sectors, as do the resources the Company has allocated to the sectors in which it does business. Therefore, some of the competitors may have greater financial, personnel, capacity and other resources or a more extensive customer base than the Company has in one or more of its market sectors.

The Company’s non-U.S. locations represent a significant and growing portion of its revenue, and consequently, the Company are increasingly exposed to risks associated with operating internationally.
      During fiscal year 2006, 2005 and 2004, approximately 49%, 48% and 47%, respectively, of the Company’s sales came from its operations outside the United States. Most notable in this growth of non-U.S. sales is the increasing volume of sales activity in the Asia region, which accounted for approximately 18% of consolidated sales during fiscal year 2006. As a result of the Company’s foreign sales and locations, its operations are subject to a variety of risks that are specific to international operations, including, but not limited to, the following:

•	potential restrictions on the Company’s ability to repatriate funds from its foreign subsidiaries;

•	foreign currency fluctuations and the impact on the Company’s reported results of operations of the translation of the foreign currencies to U.S. dollars;

•	import and export duties and value added taxes;

•	import and export regulation changes;

•	changing foreign tax laws and regulations;

•	political instability, terrorism and potential military conflicts;

•	inflexible employee contracts in the event of business downturns; and

•	the burden and cost of compliance with foreign laws.
      The Company has operations in several locations in emerging or developing economies that have a potential for higher risk. The risks associated with these economies include currency volatility and other economic or political risks. While the Company has and will continue to adopt measures to reduce the impact of losses resulting from volatile currencies and other risks of doing business abroad, the Company cannot be ensured that such measures will be adequate.

If the Company fails to maintain effective internal controls, it may not be able to report its financial results accurately or timely or detect fraud, which could have a material adverse effect on the Company’s business.
      Effective internal controls are necessary for the Company to provide reasonable assurance with respect to its financial reports and to effectively prevent fraud. If the Company cannot provide reasonable assurance with respect to its financial reports and effectively prevent fraud, its brand and operating results could be harmed. Pursuant to the Sarbanes-Oxley Act of 2002, the Company is required to furnish a report by management on internal control over financial reporting, including management’s assessment of the effectiveness of such control. Internal control over financial reporting may not prevent or detect misstatements because of its inherent limitations, including the possibility of human error, the circumvention or overriding of controls, or fraud. Therefore, even effective internal controls cannot provide absolute assurance with respect to the preparation and fair presentation of financial statements. In addition, projections of any evaluation of effectiveness of internal control over financial reporting to future periods are subject to the risk that the control may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate. If the Company fails to maintain the adequacy of its internal controls, including any failure to implement required new or improved controls, or if the Company experiences difficulties in their implementation, the Company’s business and operating results could be harmed, and the Company could fail to meet its reporting obligations, which could have a material adverse effect on its business.

If the Company’s internal information systems fail to function properly, its business operations could suffer.
      The Company’s expanding global operations, as well as faster financial reporting requirements imposed by the Securities and Exchange Commission, put increasing reliance on the Company’s internal information systems in producing timely, accurate and reliable reports on financial and operational results. Currently, the Company’s global operations are tracked with multiple internal information systems. These systems are subject to computer hacking or other general system failure. Maintaining and operating these systems requires continuous investments. There is no guarantee that the Company will be successful at all times or that there will not be integration difficulties that will adversely affect the Company’s operations or the accurate recording and reporting of financial data. Failure of any of these internal information systems or material difficulties in upgrading its systems could have material adverse effects on the Company’s business.

Item 1B.	Unresolved Staff Comments
      Not applicable.

Item 2.	Properties
      At July 1, 2006, the Company owned and leased approximately 781,000 and 2,787,000 square feet of space, respectively, of which approximately 50% is located in the United States. The following table summarizes certain of the Company’s key facilities as of July 1, 2006:

		Leased or
Location	Sq. Footage	Owned	Primary Use

Phoenix, Arizona	176,000	Leased	Corporate and EM headquarters
Tempe, Arizona	132,000	Leased	TS headquarters
Chandler, Arizona	395,000	Owned	EM warehousing and value-added operations
Phoenix, Arizona	122,000	Leased	TS warehousing, integration and value-added operations
Grapevine, Texas	181,000	Owned	EM warehousing and value-added operations
Poing, Germany	190,000	Leased	EM warehousing and value-added operations
Tongeren, Belgium	167,000	Owned	EM and TS warehousing and value-added operations

Item 3.	Legal Proceedings
      As a result primarily of certain former manufacturing operations, Avnet may have liability under various federal, state and local environmental laws and regulations, including those governing pollution and exposure to and the handling, storage and disposal of, hazardous substances. For example, under the Comprehensive Environmental Response, Compensation and Liability Act of 1980, as amended (“CERCLA”) and similar state laws, Avnet may be liable for the costs of cleaning up environmental contamination on or from its current or former properties, and at off-site locations where the Company disposed of wastes in the past. Such laws may impose joint and several liability. Typically, however, the costs for cleanup at such sites are allocated among potentially responsible parties (“PRPs”) based upon each party’s relative contribution to the contamination, and other factors.
      In May 1993, the Company and the former owners of a Company-owned site in Oxford, North Carolina entered into a Settlement Agreement in which the former owners agreed to bear 100% of all costs associated with investigation and cleanup of soils and sludges remaining on the site and 70% of all costs associated with investigation and cleanup of groundwater. The Company agreed to be responsible for 30% of the groundwater investigation and cleanup costs. In October 1993, the Company and the former owners entered into a Consent Decree and Court Order with the Environmental Protection Agency (the “EPA”) for the environmental clean up of the site, the cost of which, according to the EPA’s remedial investigation and feasibility study, was estimated to be approximately $6.3 million, exclusive of the approximately $1.5 million in EPA past costs paid by the PRPs. Based on current information, the Company does not anticipate its liability in the matter will be material to its financial position, cash flow or results of operations.
      The Company is a PRP at a manufacturing site in Huguenot, New York, currently under investigation by the New York State Department of Environmental Conservation (“NYSDEC”), which site the Company owned from the mid-1960s until the early 1970s. The Company has reached a settlement in litigation to apportion the estimated clean-up costs among it and the current and former owners and operators of the site. Pursuant to the settlement, the Company has paid a portion of past costs incurred by NYSDEC and the current owner of the site, and will also pay a percentage of the cost of the environmental clean up of the site (the first phase of which has been estimated to cost a total of $2.4 million for all parties to remediate contaminated soils). The remediation plan is still subject to final approval by NYSDEC. Based on the settlement arrangement and the expected costs of the remediation efforts, the Company does not anticipate its liability in the matter will be material to its financial position, cash flow or results of operations.
      Based on the information known to date, management believes that the Company has appropriately accrued in its consolidated financial statements for its share of the costs associated with these environmental clean up sites.
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

Item 4.	Submission of Matters to a Vote of Security Holders
      Not applicable.

PART II

Item 5.	Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities
Market price per share
      The Company’s common stock is listed on the New York Stock Exchange under the symbol AVT. Quarterly high and low sales prices (as reported for the New York Stock Exchange composite transactions) for the last two fiscal years were:

	2006		2005

Fiscal Quarters	High	Low	High	Low

1st	$26.61	$23.30	$20.90	$15.66
2nd	24.50	22.36	19.70	15.80
3rd	26.21	23.57	20.14	16.10
4th	27.10	19.21	22.99	16.75
      The Company paid no dividends during fiscal 2006 or 2005, nor are any dividend payments currently contemplated in the future.
Record Holders
      As of July 28, 2006, there were approximately 3,778 holders of record of Avnet’s common stock.
Issuer Purchases of Equity Securities
      The following table includes the Company’s monthly purchases of common stock during the fourth quarter ended July 1, 2006:

				Maximum Number (or
			Total Number of	Approximate Dollar
	Total		Shares Purchased as	Value) of Shares That
	Number of		Part of Publicly	May Yet Be Purchased
	Shares	Average Price	Announced Plans or	Under the Plans or
Period	Purchased	Paid per Share	Programs	Programs

April	9,000	$25.66	—	—
May	11,000	$26.14	—	—
June	9,000	$21.77	—	—
      The purchases of Avnet common stock noted above were made on the open market to obtain shares for purchase under the Company’s Employee Stock Purchase Plan. None of these purchases were made pursuant to a publicly announced repurchase plan and the Company does not currently have a stock repurchase plan in place.

Item 6.	Selected Financial Data

	Years Ended

	July 1,		July 2,	July 3,		June 27,		June 28,
	2006		2005	2004		2003		2002

	(Millions, except for per share and ratio data)
Income:
Sales	$14,253.6		$11,066.8	$10,244.7		$9,048.4		$8,920.2
Gross profit	1,839.0	(a)	1,459.0	1,364.9		1,215.0		1,222.8	(d)
Operating income (loss)	430.5	(a)	321.3	202.2	(b)	12.7	(c)	(3.0	)(d)
Income tax provision (benefit)	111.6	(a)	71.5	25.5	(b)	(33.3	)(c)	(36.4	)(d)
Earnings (loss)	204.5	(a)	168.2	72.9	(b)	(46.1	)(c)	(84.4	)(d)(e)

	Years Ended

	July 1,		July 2,	July 3,		June 27,		June 28,
	2006		2005	2004		2003		2002

	(Millions, except for per share and ratio data)
Financial Position:
Working capital	2,029.1		2,065.4	1,839.0		1,820.0		1,928.7
Total assets	6,215.7		5,098.2	4,863.7		4,500.0		4,682.0
Long-term debt	918.8		1,183.2	1,196.2		1,278.4		1,565.8
Shareholders’ equity	2,831.2		2,097.0	1,953.4		1,832.5		1,804.5
Per Share:
Basic earnings (loss)	1.40	(a)	1.39	0.61	(b)	(0.39	)(c)	(0.71	)(d)(e)
Diluted earnings (loss)	1.39	(a)	1.39	0.60	(b)	(0.39	)(c)	(0.71	)(d)(e)
Dividends	—		—	—		—		0.15
Book value	19.30		17.36	16.21		15.33		15.11
Ratios:
Operating income margin on sales	3.0	%(a)	2.9%	2.0	%(b)	0.1	%(c)	—	%(d)
Profit (loss) margin on sales	1.4	%(a)	1.5%	0.7	%(b)	(0.5	)%(c)	(0.9	)%(d)(e)
Return on equity	7.8	%(a)	8.1%	3.9	%(b)	(2.6	)%(c)	(4.1	)%(d)(e)
Return on capital	7.6	%(a)	7.5%	5.1	%(b)	0.2	%(c)	(0.1	)%(d)(e)
Quick	1.1:1		1.5:1	1.3:1		1.4:1		1.2:1
Working capital	1.8:1		2.2:1	2.1:1		2.4:1		2.5:1
Total debt to capital	30.4%		37.2%	41.0%		44.4%		47.4%

(a)	Includes the impact of restructuring, integration and other charges recorded during fiscal 2006, including inventory writedowns for terminated lines (recorded in cost of sales), resulting from the Company’s acquisition and integration of Memec into Avnet’s existing business and actions taken following the divestitures of two TS businesses in the Americas, certain cost-cutting initiatives in the TS EMEA region and other actions. These combined charges amounted to $69.9 million pre-tax (including $9.0 million recorded in cost of sales), $49.9 million after tax and $0.34 per share on a diluted basis. Fiscal 2006 results also include incremental stock-based compensation expense resulting from the Company’s adoption of the Financial Accounting Standards Board’s (“FASB”) Statement of Financial Accounting Standard (“SFAS”) 123R, Share-based Payments (“SFAS 123R”), and modifications to stock-based compensation plans in fiscal 2006. The incremental charges amounted to $16.6 million pre-tax, $10.6 million after tax, and $0.07 per share on a diluted basis. The Company also incurred incremental amortization expense associated with amortizable intangible assets recorded in fiscal 2006 as a result of the Memec acquisition which amounted to $4.2 million pre-tax, $2.7 million after tax and $0.02 per share on a diluted basis. Fiscal 2006 results also include a loss on the sale of business lines consisting of a loss on the sale of two small, non-core EM businesses in the EMEA region recorded in the fourth quarter for which no tax benefit was available, partially offset by a gain on sale of the TS single tier businesses in the Americas recorded in the third quarter. The net loss on sale of businesses recorded in fiscal 2006 amounted to $2.6 million pre-tax, $7.1 million after tax and $0.05 per share on a diluted basis. In addition, the fiscal 2006 results include debt extinguishment costs associated with the early repurchase of $254.1 million of the Company’s 8% Notes due November 15, 2006 in the first quarter and the early repurchase of $113.6 million of the Company’s 9 3/4% Notes due February 15, 2008 in the fourth quarter. The debt extinguishment costs amounted to $22.6 million pre-tax, $13.6 million after tax and $0.09 per share on a diluted basis. The total impact of these charges recorded in fiscal 2006 amounted to $115.9 million pre-tax, $83.9 million after tax and $0.57 per share on a diluted basis.

(b)	Includes the impact of restructuring and other charges recorded in both the first and second quarters of fiscal 2004 in connection with cost cutting initiatives and the combination of the Computer Marketing (“CM”) and Applied Computing (“AC”) operating groups into one operating group now called Technology Solutions. These charges amounted to $55.6 million (all of which was included in operating expenses), $38.6 million after-tax and $0.32 per share on a diluted basis. Fiscal 2004 results also include the impact of debt extinguishment costs associated with the Company’s cash tender offer completed during the third quarter of fiscal 2004 for $273.4 million of the 7 7/8% Notes due February 15, 2005. These debt extinguishment costs amounted to $16.4 million pre-tax, $14.2 million after-tax and $0.12 per share on a diluted basis. The total impact of these charges recorded in fiscal 2004 amounted to $72.0 million pre-tax, $52.8 million after-tax and $0.44 per share on a diluted basis.

(c)	Includes the impact of restructuring and other charges related to certain cost cutting initiatives instituted during fiscal 2003, including severance costs, charges for consolidation of facilities and write-offs of certain capitalized IT-related initiatives. These charges totaled $106.8 million pre-tax (all of which was included in operating expenses), $65.7 million after-tax and $0.55 per share on a diluted basis. Fiscal 2003 results also include the impact of debt extinguishment costs associated with the Company’s cash tender offers and repurchases completed during the third quarter of fiscal 2003 for $159.0 million of its 6.45% Notes due August 15, 2003 and $220.1 million of its 8.20% Notes due October 17, 2003. These debt extinguishment costs amounted to $13.5 million pre-tax, $8.2 million after tax and $0.07 per share on a diluted basis. The total impact of the charges recorded in fiscal 2003 amounted to $120.3 million pre-tax, $73.9 million after-tax and $0.62 per share on a diluted basis.

(d)	Includes the impact of integration charges related to the write-down of certain assets acquired in the fiscal 2001 acquisition of Kent Electronics Corporation, net of certain recoveries of previous write-downs and reserves, and other restructuring charges taken in response to business conditions, including an impairment charge to write-down certain investments in unconsolidated Internet-related businesses to their fair value and severance charges for workforce reductions announced during the fourth quarter of fiscal 2002. The net restructuring and integration charges amounted to $79.6 million pre-tax ($21.6 million included in cost of sales and $58.0 million included in operating expenses), $62.1 million after-tax and $0.52 per share on a diluted basis.

(e)	The fiscal 2002 selected financial data excludes the impact of the Company’s adoption of the FASB’s SFAS No. 142 (“SFAS 142”), Goodwill and Other Intangible Assets, on June 30, 2001, the first day of the Company’s 2002 fiscal year. SFAS 142, which requires that ratable amortization of goodwill be replaced with periodic tests for goodwill impairment, resulted in a transition impairment charge recorded by the Company of $580.5 million, or $4.90 per share on a diluted basis for the year. This charge is reflected as a cumulative change in accounting principle in the consolidated statements of operations.

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations
      For an understanding of Avnet and the significant factors that influenced the Company’s performance during the past three fiscal years, the following discussion should be read in conjunction with the description of the business appearing in Item 1 of this Report and the consolidated financial statements, including the related notes, and other information appearing in Item 15 of this Report. The Company operates on a “52/53-week” fiscal year and, as a result, the fiscal years ended July 1, 2006 and July 2, 2005 contained 52 weeks and the fiscal year ended July 3, 2004 contained 53 weeks.
      There are numerous references to the impact of foreign currency translation in the discussion of the Company’s results of operations that follow. Over the past several years, the exchange rates between the US Dollar and many foreign currencies, especially the Euro, have fluctuated significantly. For example, the US Dollar has strengthened against the Euro by approximately 4% when comparing fiscal 2006 to fiscal 2005, but has weakened against the Euro by approximately 7% from fiscal 2005 to fiscal 2004. When the stronger US Dollar exchange rates of the current year are used to translate the results of operations of Avnet’s subsidiaries denominated in foreign currencies, the resulting impact is a decrease, in US Dollars, of reported results. In the discussion that follows, this is referred to as the “translation impact of changes in foreign currency exchange rates.” When this “translation impact of changes in foreign currency exchange rates” is excluded from results, it is referred to as “constant dollars.” Results including this translation impact are referred to as “delivered dollars.”
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
      As further discussed in Results of Operations — Executive Summary below, during the first quarter of fiscal 2006, Avnet completed the acquisition of Memec Group Holdings Limited (“Memec”), a global distributor that marketed and sold a portfolio of semiconductor devices from industry-leading suppliers, in addition to providing customers with engineering expertise and design services. Memec recorded sales of $2.28 billion in the twelve months prior to the July 5, 2005 close of the acquisition, which makes this Avnet’s largest acquisition to date based on sales. The consideration paid for the Memec acquisition consisted of stock and cash valued at approximately $506.9 million, including transaction costs, plus the assumption of $240.0 million of Memec’s net debt (debt less cash acquired). All but $27.3 million of this acquired net debt was repaid upon the closing of the acquisition. Under the terms of the purchase, Memec investors received 24.011 million shares of Avnet common stock plus $64.0 million in cash. The shares of Avnet common stock were valued at $17.42 per share, which represents the five-day average stock price beginning two days before the acquisition announcement on April 26, 2005.
      Within this MD&A, management occasionally discusses fiscal 2005 sales of Avnet combined with the historical results of Memec for the corresponding period. Although the Memec acquisition is accounted for as a purchase business combination and, therefore, the results of Memec are only included in Avnet’s results subsequent to the July 5, 2005 close of the acquisition, management believes that comparative analysis of fiscal 2006 financial results to fiscal 2005, as if Memec were a part of Avnet’s operations during fiscal 2005, helps investors relate current year results to historical periods prior to the close of the acquisition. Management uses similar pro forma data to analyze performance for internal operational goal setting and performance management. Furthermore, the combined results of Avnet and Memec in prior periods provide one of the bases by which management evaluates its achievement of synergy targets resulting from the merger as discussed further herein. In the discussion that follows, mention of Avnet and Memec or Electronics Marketing and Memec combined data is referred to as pro forma combined results or pro forma basis.
      Analysis of results and outlook on a non-GAAP basis should be used as a complement to, and in conjunction with, data presented in accordance with GAAP.
Results of Operations

Executive Summary
      Avnet’s consolidated results for fiscal 2006 were significantly and positively impacted by the acquisition of Memec and the reasonably strong business environment in the markets in which the Company does business. As a result, the Company’s consolidated sales grew by 28.8% from fiscal 2005 to fiscal 2006 to a record $14.25 billion. Sales growth over that period on a pro forma basis to include Memec’s fiscal 2005 sales was 6.8% in reported dollars, or 8.3% excluding the translation impact of changes in foreign currency exchange rates. Electronic Marketing’s (“EM”) sales for fiscal 2006 were up 48% over fiscal 2005 to a record $9.26 billion, and were up 8.4% on a pro forma basis including Memec in the prior period. Excluding the translation impact of changes in foreign currency exchange rates, sales on a pro forma basis were up 10.2%. All three regions within EM saw strong year-over-year growth. Technology Solutions (“TS”) sales for fiscal 2006 grew by 3.8% as compared with fiscal 2005 to a record $4.99 billion, and were up 4.9% excluding the translation impact of changes in foreign currency exchange rates.

      Avnet’s ongoing focus on the management of operating costs and returns on capital has resulted in its highest level of operating profits, operating profit margin and returns on capital since before the multi-year economic and industry downturn began in 2001. Avnet’s operating income was $430.5 million, or 3.0% of consolidated sales in fiscal 2006, up 12 basis points from 2.9% in fiscal 2005. Fiscal 2006 operating income was negatively impacted by expenses relating to (i) restructuring, integration and other costs resulting from the acquisition and integration of Memec into Avnet’s existing business, (ii) actions taken following the divestitures of two small, non-core TS businesses in the Americas, certain cost-cutting initiatives in the TS EMEA region and other actions, (iii) incremental stock-based compensation expense resulting from the Company’s adoption of SFAS 123R and modifications to stock compensation plans in fiscal 2006, (iv) incremental amortization expense associated with amortizable intangible assets recorded in fiscal 2006 as a result of the Memec acquisition, and (v) the net loss related to the divestiture of non-core businesses, all of which are described further under the caption Restructuring, Integration and Other Charges. The total of these costs amounted to $93.3 million or 0.65% of sales. These restructuring and integration initiatives were part of the Company’s overall efforts to realize the synergies expected as a result of the Memec acquisition and to achieve greater operational efficiency. At the beginning of fiscal 2006, management anticipated that approximately $120 million of annualized operating expenses would be removed from the combined Avnet and Memec businesses once the integration of Memec was completed. As of the end of fiscal 2006, the Company had taken actions to remove approximately $150 million of annualized operating expenses. With gross profit margins declining during the first half of fiscal 2006, but improving during the second half, the Company’s acquisition of Memec and the reduction of ongoing operating costs have been key to the significant improvement in profitability. The Company also continued to improve its working capital velocity and, in particular, its inventory turns during fiscal 2006 as it continued to focus on improving its asset utilization.
      Operating efficiency and working capital management will remain a key focus of Avnet’s overall value-based management initiatives and its efforts to continue to grow profitability and to increase return on capital at a faster rate than its growth in revenues.
      It is difficult for the Company, as a distributor, to forecast the material trends of the electronic component and computer products industry, aside from some of the normal seasonality discussed herein, because Avnet does not typically have material forward-looking information available from its customers and suppliers beyond approximately three to four months of forecast information. As such, management relies on the publicly available information published by certain industry groups and other related analyses in evaluating its business plans in the longer term.

Sales
      The table below provides a year-over-year summary of sales for the Company and its operating groups:
Three-Year Analysis of Sales: By Operating Group and Geography

	Years Ended						Percent Change

	July 1,	% of	July 2,	% of	July 3,	% of	2006 to	2005 to
	2006	Total	2005	Total	2004	Total	2005	2004

	(Dollars in millions)
Sales by Operating Group:
EM	$9,262.4	65.0%	$6,259.0	56.6%	$5,892.4	57.5%	48.0%	6.2%
TS	4,991.2	35.0	4,807.8	43.4	4,352.3	42.5	3.8	10.5

	$14,253.6		$11,066.8		$10,244.7		28.8	8.0

Sales by Geographic Area:
Americas	$7,223.9	50.7%	$5,804.9	52.4%	$5,409.6	52.8%	24.4%	7.3%
EMEA	4,374.2	30.7	3,669.8	33.2	3,380.2	33.0	19.2	8.6
Asia/ Pacific	2,655.5	18.6	1,592.1	14.4	1,454.9	14.2	66.8	9.4

	$14,253.6		$11,066.8		$10,244.7		28.8	8.0

      Avnet’s consolidated sales in fiscal 2006 were a record $14.25 billion, up $3.19 billion, or 28.8%, over fiscal 2005 consolidated sales of $11.07 billion. Year over year growth was driven primarily by the acquisition of Memec. Including Memec’s sales in fiscal 2005 on a pro forma basis, Avnet’s consolidated sales grew 6.8% on a delivered U.S. dollar basis and an estimated 8.3% excluding the translation impact of changes in foreign currency exchange rates. Management estimates that the translation impact of changes in foreign currency exchange rates reduced year-over-year sales growth by approximately $204 million. As indicated in the table above, the year-over-year growth occurred in both operating groups and in all regions.
      EM recorded sales of $9.26 billion in fiscal 2006, up $3.00 billion, or 48.0%, over EM’s fiscal 2005 sales of $6.26 billion. Including Memec’s sales in fiscal 2005 on a pro forma basis, EM’s fiscal 2006 sales grew 8.4% as compared with the prior year in delivered U.S. dollars and by approximately 10.2% excluding the translation impact of changes in foreign currency exchange rates, which management estimates reduced EM’s year-over-year sales growth by approximately $151 million. EM Americas continues to be EM’s largest region with sales of $3.78 billion in fiscal 2006, up $1.24 billion, or 49.2%, over fiscal 2005 sales of $2.53 billion. On a pro forma basis including Memec’s sales in the prior period, EM Americas fiscal 2006 sales grew 6.3% as compared with fiscal 2005. EM Asia again posted the most significant growth in sales for EM as its sales grew 77.7% to a record $2.42 billion as a result of the acquisition of Memec and strong organic growth. Including Memec’s sales on a pro forma basis in the prior period, EM Asia’s sales grew 18.6% as compared with fiscal 2005. This growth yielded EM Asia’s eighth consecutive record for annual sales. The positive growth trend in Asia was fairly consistent throughout the year with the last three quarters growing in excess of 15% year-over-year on a pro forma basis. EM EMEA’s sales were $3.06 billion, up nearly $700 million, or 29.5%, as compared with fiscal 2005. On a pro forma basis including Memec’s sales in the prior period, EM EMEA’s sales were up 3.9% on a delivered U.S. dollar basis and up approximately 8.7% excluding the translation impact of changes in foreign currency exchange rates.
      TS sales in fiscal 2006 were a record $4.99 billion, up $183 million, or 3.8%, over fiscal 2005 sales of $4.81 billion. Excluding the impact of changes in foreign currency exchange rates, TS fiscal 2006 sales grew approximately 4.9% over the prior year. The Americas region sales of $3.45 billion again accounted for the majority of TS total sales as its sales grew $172 million, or 5.3%, as compared with fiscal 2005. TS EMEA recorded sales of $1.31 billion in fiscal 2006, up marginally as compared with sales of $1.30 billion in fiscal 2005. Similar to EM, the TS operations in EMEA were negatively affected by the translation impact of changes in foreign currency exchange rates as TS EMEA’s sales on a constant U.S. dollar basis were up approximately 4.6% in fiscal 2006 as compared with the prior year. TS Asia fiscal 2006 sales of $236 million were up 2.4% over fiscal 2005 as growth in sales of microprocessors were less robust than the growth that occurred in fiscal 2005 as compared with fiscal 2004.
      As a result of the factors discussed above, primarily the acquisition of Memec, EM’s sales grew to 65% of Avnet’s consolidated sales, up from 57% of consolidated sales in fiscal 2005. Avnet’s regional sales mix changed somewhat from the prior year as the Americas and EMEA percentage of total consolidated sales declined by roughly 200 basis points each and Asia’s percentage grew by four hundred basis points and now represents 18.6% of Avnet’s consolidated sales. Sales in the Americas still represent the majority of consolidated sales at 50.7%, while EMEA’s sales are 30.7% of total sales.
      The Company’s consolidated sales in fiscal 2005 were $11.07 billion, up $822 million, or 8.0%, over fiscal 2004 sales of $10.24 billion. On a per week basis, to normalize the impact of the extra week in fiscal 2004 due to the Company’s fiscal calendar, sales were up 10.1% in fiscal 2005 as compared with fiscal 2004. Fiscal 2005 sales grew by 6.2% and 10.5% at EM and TS, respectively, as sales grew in all three global regions in which the Company operates. Management estimates that the translation impact of changes in foreign currency exchange rates contributed approximately $250 million of the year-over-year growth in sales, $150 million for EM and $100 million benefiting TS. EM’s sales of $6.26 billion in fiscal 2005 were up $367 million, or 6.2%, over EM’s fiscal 2004 sales of $5.89 billion. TS recorded sales of $4.81 billion in fiscal 2005, representing an increase of $456 million, or 10.5%, over fiscal 2004 sales of $4.35 billion. TS sales growth was led by the Americas which recorded sales growth of over 11% in fiscal 2005, primarily due to strong growth in sales of microprocessors and in the TS enterprise computing business.

Gross Profit and Gross Profit Margins
      Avnet’s consolidated gross profit in fiscal 2006 was $1.84 billion, which represents a gross profit margin of 12.9%. This compares with gross profit of $1.46 billion and a gross profit margin of 13.2% in fiscal 2005. The $380 million increase in gross profit was due primarily to the increase in sales as a result of the acquisition of Memec. The gross profit in fiscal 2006 includes charges totaling $9.0 million, or 0.06% of sales, to write down certain inventory due primarily to supplier terminations as a result of a strategic decision to exit certain product lines within EM after an evaluation of the combined product lines of EM and Memec. See Restructuring Integration and Other Charges for further discussion of these charges. The Company’s margin is impacted by the mix of business between Avnet’s two operating groups as the computer product sales of TS typically yield lower gross profit margins, but also a lower capital investment, than the electronic component sales of EM. In addition, the sales mix by region also impacts Avnet’s consolidated margins as EM Asia’s gross margins are typically lower than those in the Americas and EMEA, but its expense to sales are lower and its working capital investment is also lower as compared with the other regions. Gross margin is also impacted by customer mix, product mix within each business group and region, the business environment and competitive factors. As a result of these factors, gross profit margins declined in the first half of fiscal 2006, but began to strengthen during the second half of the year as the Company placed a heavy focus on improving gross margins.
      Another important metric measured by management is gross profit per average employee. The increase in gross profit dollars and the synergies resulting from the acquisition and integration of Memec combined to yield a record gross profit per average employee in fiscal 2006 of approximately $162,000, an improvement of approximately 10% when compared with $148,000 per average employee in fiscal 2005.
      Consolidated gross profit in fiscal 2005 was $1.46 billion as compared with $1.36 billion in fiscal 2004. Gross profit margin in fiscal 2005 was 13.2%, down from 13.3% in fiscal 2004. The mix of business between Avnet’s two operating groups and the growth of EM Asia’s business impacted the gross profit margin of the Company as noted above and was the primary driver of the slight decline in gross profit margin year over year.

Selling, General and Administrative Expenses
      Avnet’s consolidated selling, general and administrative (“SG&A”) expenses were $1.34 billion, or 9.4% of sales, in fiscal 2006 as compared with $1.14 billion, or 10.3% of sales, in fiscal 2005. The increase in SG&A dollars over the prior year is a direct result of the expansion of the overall business following the acquisition of Memec at the beginning of fiscal 2006. Despite this increase in SG&A expenses, the ratio of SG&A expenses as a percentage of sales improved 84 basis points over fiscal 2005. More importantly, the ratio of SG&A expenses as a percentage of sales improved 158 basis points over the fiscal 2005 ratio adjusted to include Memec as if it had been part of Avnet throughout fiscal 2005. The primary driver in the ratio improvement was the realization of synergies as a result of restructuring and integration actions taken in fiscal 2006. SG&A expenses were also negatively impacted by incremental stock-based compensation expense as a result of the adoption of a new accounting pronouncement and the initial recognition and subsequent amortization of intangible assets associated with the Memec acquisition.
      SG&A expenses as a percentage of gross profit in fiscal 2006 was 73.1% as compared with 80.6% on a pro forma basis in fiscal 2005, representing a 743 basis point year-over-year improvement. Each of the ratios mentioned has improved to its best annual level since before the industry and economic downturn began in fiscal 2001. The current year improvement in these key measures of operating leverage is largely a result of the actions taken in connection with the Memec integration and the synergies realized from such actions (see Restructuring, Integration and Other Charges in this MD&A for further discussion of the actions taken by the Company). At the beginning of fiscal 2006, management anticipated that approximately $120 million of annualized operating expenses would be removed from the combined Avnet and Memec businesses once the integration of Memec was completed. As of the end of fiscal 2006, the Company had taken actions to remove approximately $150 million of annualized operating expenses. In addition to cost savings realized through the integration of Memec into Avnet’s business, management took actions in connection with recent divestures to further reduce operating expenses during fiscal 2006 (see Restructuring, Integration and Other Charges in this

MD&A for further discussion of the actions taken by the Company) and also continued its focus on operating efficiencies and cost savings through various value-based management initiatives.
      The first quarter of fiscal 2006 represented the first period in which the Company was required to adopt the provisions of SFAS 123R. SFAS 123R requires all share-based payments to employees, including grants of employee stock options, to be measured at fair value and expensed in the statement of operations. The impact of adopting SFAS 123R, coupled with additional compensation expense associated with increased grants under some of the Company’s non-option, stock-based compensation programs, resulted in $16.6 million of incremental expense during fiscal 2006 when compared with fiscal 2005.
      The Company identified a total of $26.4 million of amortizable intangible assets associated with the Memec acquisition. The Company allocated $22.6 million of the Memec purchase price to intangible assets associated with acquired customer relationships and $3.8 million to intangible assets associated with the Memec tradename. The customer relationship asset has been assigned a life of ten years and the tradename asset has been assigned a life of two years. The asset values will be amortized on a straight-line basis over these identified lives. During fiscal 2006, the Company recorded amortization expense of $4.2 million associated with these intangible assets.
      Avnet’s consolidated SG&A expenses were $1.14 billion, or 10.3% of sales, in fiscal 2005 as compared with $1.11 billion, or 10.8% of sales, in fiscal 2004. SG&A expenses as a percentage of gross profit of 78.0% in fiscal 2005 represented a 313 basis point improvement over the same ratio in fiscal 2004. The improvement in these metrics between fiscal 2005 and fiscal 2004 was a result of the Company’s restructuring efforts. Selling, general and administrative expenses were negatively impacted in fiscal 2005 by an increased level of corporate operating expenses, driven primarily by increased professional fees and related costs associated with the Company’s Sarbanes-Oxley Section 404 compliance efforts. Partially offsetting the positive impacts of restructuring activities that occurred in prior years, the fiscal 2005 SG&A expenses were negatively impacted by the translation impact of changes in foreign currency exchange rates between fiscal 2005 and fiscal 2004, which management estimates yielded an increase in fiscal 2005 costs of approximately $31 million (0.3% of fiscal 2005 sales and 2.1% of fiscal 2005 gross profits).

Restructuring, Integration and Other Charges
      The Company recorded a number of restructuring, integration and other charges during fiscal 2006 and 2004. There were no restructuring charges recorded in fiscal 2005. The fiscal 2006 restructuring, integration and other charges relate primarily to actions taken to integrate Memec into the existing Avnet business as well as actions taken in connection with recent divestitures, and other actions. The fiscal 2004 charges relate primarily to the reorganization of operations in each of the three major regions of the world in which the Company operates, generally taken in response to business conditions at the time of the charge and as part of the Company’s efforts to return to the profitability levels enjoyed by the business prior to the industry and economic downturn that commenced in fiscal 2001. See Note 17 to the consolidated financial statements in Item 15 of this Report for a more detailed summary of activity within the restructuring, integration and other charge accounts during the past three years.

Fiscal 2006
      During the fiscal year 2006, the Company has incurred certain restructuring, integration and other charges as a result of the acquisition of Memec on July 5, 2005, which is discussed further under Memec-related restructuring, integration and other charges. In addition, the Company has incurred restructuring and other charges primarily relating to actions taken following the divestitures of two TS end-user business lines in the Americas region, certain cost reduction actions taken by TS in the EMEA region, and other items, which are discussed further under Restructuring and other charges related to business line divestitures and other actions. The restructuring, integration and other charges incurred for all of these activities totaled $69.9 million pre-tax (including $9.0 million recorded in cost of sales), $49.9 million after-tax and $0.34 per share on a diluted basis for fiscal 2006.

Memec-related restructuring, integration and other charges
      During fiscal 2006, the acquired Memec business was being integrated into the Company’s existing EM operations in all three regions. As a result of the acquisition integration efforts, the Company established and approved plans to restructure certain of Avnet’s existing operations to accommodate the integration of Memec into Avnet.
      The restructuring and other charges (excluding integration charges discussed below) incurred during fiscal 2006 related to the integration of Memec totaled $31.6 million pre-tax, $24.2 million after-tax and $0.16 per share on a diluted basis. The pre-tax charges included inventory write-downs for terminated lines amounting to $9.0 million recorded in “Cost of sales” as discussed below. The remaining pre-tax charge of $22.6 million, which was included in “Restructuring, integration and other charges” in the accompanying consolidated statement of operations, included $16.4 million for severance costs, $2.6 million of facility exit costs related primarily to remaining lease obligations on exited facilities, $2.4 million for the write-down of certain capitalized IT-related initiatives, primarily in the Americas, and $1.2 million for other charges related primarily to other contractual obligations that will no longer be utilized in the combined Avnet and Memec business.
      The charge for terminated inventory lines related to a strategic decision during the first half of fiscal 2006 to exit certain product lines within EM in the Americas. The charge in the third quarter of fiscal 2006 was a result of similar strategic decisions made in the EMEA region. The terminated lines were product lines that Avnet management elected not to continue with the combined Avnet and Memec business. As a result, management recorded a write-down of the related inventory on hand to fair market value due to the lack of contractual return privileges when a line is terminated by Avnet. Severance charges incurred during fiscal 2006 related to work force reductions of over 250 personnel primarily in administrative and support functions in the EMEA and Americas regions. The positions eliminated were Avnet personnel that were deemed redundant by management with the integration of Memec into Avnet. The facility exit charges related to liabilities for remaining non-cancelable lease obligations and the write-down of leasehold improvements and other property, plant and equipment relating to the facilities being exited. The facilities, which supported administrative and support functions, and some sales functions, were identified for consolidation based upon the termination of certain personnel discussed above and the relocation of other personnel into other existing Avnet facilities. The IT-related charges resulted from management’s review of certain capitalized systems and hardware as part of the integration effort. A substantial portion of this write-off, which was recorded in the first quarter of fiscal 2006, relates to mainframe hardware that was scrapped due to the purchase of new, higher capacity hardware to handle the increased capacity needs with the addition of Memec. Similarly, certain capitalized IT assets were written off when they became redundant either to other acquired systems or new systems under development in the first quarter of fiscal 2006 as a result of the acquisition of Memec. Other charges in fiscal 2006 related primarily to certain other contractual obligations and contract termination charges.
      Of the $31.6 million recorded to expense for the Memec-related restructuring activity during fiscal 2006, $11.6 million represented non-cash asset write-downs, which consisted primarily of the charge to cost of sales for inventory write-downs and the write-down of IT and other fixed assets. In addition, certain severance and lease liabilities in the amount of $1.3 million were assumed by the buyer of the net assets of a small, non-core EM business in the EMEA region (see Loss on Sale of Business Lines in this MD&A for further discussion). The remaining Memec-related charges in fiscal 2006 of $18.7 million required or will require the use of cash, of which $15.4 million was paid during fiscal 2006.
      As of July 1, 2006, remaining Memec-related reserves related to the restructuring actions taken in fiscal 2006 totaled $3.7 million, of which $3.0 million related to severance reserves, the majority of which management expects to utilize by the end of fiscal 2007, facility exit costs and other costs of $0.7 million, the majority of which management expects to utilize by fiscal 2009.
      As a result of the Memec acquisition and its subsequent integration into Avnet, the Company incurred integration costs during fiscal 2006, which totaled $21.9 million pre-tax, $14.6 million after-tax and $0.10 per share on a diluted basis. The integration costs, particularly in the first nine months of fiscal 2006, related to incremental salary costs, primarily of Memec personnel, who were retained following the close of the acquisition, solely to assist in the integration of Memec’s IT systems, administrative and logistics operations into those of Avnet. Generally, these identified personnel were retained for nine months or less following the close of the acquisition. These personnel had no other meaningful day-to-day operational responsibilities outside of the integration efforts. Also included in integration costs are certain professional fees, travel, meeting, marketing and communication costs that were incrementally incurred solely related to the Memec integration efforts. Professional fees included primarily consulting and legal advice associated with the efforts to merge the numerous legal entities that exist globally between the Avnet and Memec operations. Integration costs, along with restructuring and other charges, are presented separately from selling, general and administrative expenses. All integration costs recorded in fiscal 2006 represent amounts incurred and paid during fiscal 2006.

Restructuring and other charges related to business line divestitures and other actions
      During the third quarter of fiscal 2006, the Company divested two of its end-user business lines in TS Americas (see Loss on Sales of Business Lines in this MD&A for further discussion). As a result, restructuring charges were incurred due to certain actions taken by the Company following these divestitures. The Company also incurred restructuring costs and other charges relating to certain cost-cutting measures and other actions taken by TS in the EMEA region and certain actions at corporate in fiscal 2006. The restructuring and other charges incurred during the fiscal 2006 related to these actions totaled $16.5 million pre-tax, $11.0 million after-tax and $0.08 per share on a diluted basis. The year-to-date pre-tax charges, which are included in “Restructuring, integration and other charges” in the accompanying consolidated statement of operations, consisted of severance costs of $5.9 million related to TS operations in the Americas and EMEA regions, facility exit costs in the Americas and EMEA regions totaling $6.5 million, and $4.1 million for other charges. Other charges included $3.2 million pre-tax, which related primarily to a curtailment charge resulting from a small UK-based pension plan that the Company elected to terminate, $1.8 million related to the reassessment of an existing environmental liability, $0.4 million of other charges, and a reversal of $1.3 million for charges recorded through restructuring charges in prior fiscal years primarily in TS EMEA.
      The severance costs related primarily to severance and other termination benefit payments related to 20 personnel in the TS Americas’ operations who were rendered redundant in Avnet’s ongoing business following the divestiture of the end-user business lines during the third quarter of fiscal 2006. This included two management-level employees whose primary responsibilities previously included the management of the divested business lines. Severance charges in fiscal 2006 also included termination benefits for over 10 personnel in the TS EMEA operations who were identified as redundant based upon the realignment of certain job functions in that region and two corporate management-level employees. The facility exit charges related to liabilities for remaining non-cancelable lease obligations and the write-down of facility-related property, plant and equipment. The impacted facilities were TS leased facilities in the Americas that were rendered redundant with the divestitures discussed above, as well as certain TS leased facilities in EMEA that were vacated as part of the realignments of personnel discussed above. Certain furniture, fixtures and equipment in these facilities were also written off as part of these charges. Other charges in fiscal 2006 related primarily to asset impairment charges recorded in the second quarter and fourth quarter of fiscal 2006 totaling $3.6 million for two owned but vacant facilities and certain related fixed assets — one in EMEA and one in the Americas. The write-down to fair value was based upon management’s estimates of the current market values and possible selling price, net of selling costs, for these properties. Also included in other charges is the pension plan curtailment charge and environmental liability charge noted previously.
      Of the $16.5 million recorded to expense for these restructuring and other charges during fiscal 2006, $3.3 million represented non-cash asset write-downs, which consisted primarily of the write-down to fair value of the owned facilities in EMEA and the Americas and certain furniture, fixtures and equipment in leased facilities. The remaining charges in fiscal 2006, amounting to $13.2 million, required or will require the use of cash, of which $5.1 million was paid during fiscal 2006.
      As of July 1, 2006, remaining reserves related to the non-Memec related restructuring activities taken in fiscal 2006 totaled $6.4 million, of which $4.0 million related to severance reserves, the majority of which management expects to utilize by fiscal 2008, facility exit costs of $2.3 million, the majority of which management expects to utilize by fiscal 2013, and other costs of $0.1 million, the majority of which management expects to utilize by fiscal 2007.
      While the above charges related to Avnet personnel, facilities and operations, and are therefore recorded through Avnet’s consolidated statements of operations as “Restructuring, integration and other charges”, the Company also recorded numerous purchase accounting adjustments during fiscal 2006 related to the acquired personnel and operations of Memec. These adjustments were generally recorded as part of the allocation of purchase price and, therefore, were not recorded in the Company’s consolidated statement of operations. During fiscal 2006, the Company established and approved plans to integrate the acquired operations into all three regions of the Company’s EM operations, for which the Company recorded $73.3 million in exit-related purchase accounting adjustments. These purchase accounting adjustments consist primarily of $32.5 million for severance for Memec workforce reductions of over 700 personnel (including senior management, administrative, finance and certain operational functions) primarily in the Americas and EMEA; $36.2 million for lease and other contract termination costs; and $4.6 million for remaining commitments and termination charges related to other contractual commitments of Memec that will no longer be of use in the combined business. Of these exit-related purchase accounting adjustments recorded in the fiscal 2006, $43.1 million was paid out in cash during fiscal 2006 and $7.7 million were non-cash write-downs, leaving $22.7 million of remaining reserves (including $0.2 million due to the translation impact of foreign currency exchange since the reserves were established), primarily related to severance, which are expected to be substantially paid out by the end of fiscal 2008, and lease and other contractual commitment reserves, for which payments will extend into fiscal 2013.

Fiscal 2005
      Although there were no restructuring charges recorded in fiscal 2005, the Company recorded certain adjustments to reserves totaling $1.3 million during fiscal 2005, which were recorded through “Selling, general and administrative expenses”. The adjustments related primarily to the reversal of certain excess legal expense reserves associated with finalization of termination payments and reversal of excess severance reserves, offset in part by additional severance costs recorded based upon revised estimates of required payouts. The Company also reduced certain lease reserves due to modification to sublease and termination assumptions based upon ongoing market conditions.

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
      Severance charges related to workforce reductions of approximately 120 personnel, the majority of whom staffed warehousing, administrative and support functions primarily for facilities within TS EMEA operations that were identified for consolidation as part of the combination of CM and AC. A smaller portion of these charges also impacted operations in the Americas. The combination of CM and AC in EMEA also led to charges related to reserves for remaining non-cancelable lease obligations and write-downs to fair market value of owned assets located in the facilities that were vacated. The facilities were primarily used for warehousing and administrative offices. Management also evaluated and elected to discontinue a number of IT-related initiatives similar to the decisions also reached in the first quarter of fiscal 2004 as discussed above. These charges related to the write-off of capitalized hardware and software. Lastly, the Company’s efforts to combine CM and AC in EMEA resulted in the decision to merge the former CM EMEA operations onto the computer systems that have historically been used in the AC EMEA business. The change in the use of this significant asset of CM EMEA generated a need to analyze the group of long-lived assets within the former CM EMEA operations for impairment. As a result of this analysis, the Company recorded an impairment charge to write-down certain long-lived assets to their estimated fair market values. This charge, totaling $9.4 million, of which $4.2 million relates to the CM EMEA computer systems that were disposed of, is included in the facilities and IT-related charges discussed above.
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
      Total remaining reserves related to these prior year restructuring charges were $6.7 million at the end of fiscal 2006. Included in these remaining reserves are $0.5 million for severance costs, the majority of which management expects to utilize by the end of fiscal 2008. The remaining reserve balance also included $5.9 million for remaining facility contractual lease commitments, the majority of which will be utilized by the end of fiscal 2010, although a small portion of the remaining reserves relate to lease payouts that extend to fiscal 2012. Finally, there were $0.3 million of other reserves, related primarily to remaining contractual commitments, the majority of which the Company expects to utilize during fiscal 2007.

Loss on Sale of Business Lines, Net
      During fiscal 2006, the Company divested two TS end-user business lines in the Americas and two EM specialty business lines in EMEA. In TS, the Company sold its Americas end-user server and storage business line to a value-added reseller. The Company also contributed cash and certain operating assets and liabilities of its TS Americas end-user network solutions business into a joint venture with Calence Inc. in exchange for an investment interest in the joint venture, called Calence LLC. As a result of these divestitures, a gain of $10.9 million pre-tax, $7.3 million after tax and $0.05 per share on a diluted basis was recorded in the third quarter of fiscal 2006. In EM, the Company sold two small, non-core business lines in its EMEA region during the fourth quarter of fiscal 2006 for which no tax benefit was available and, as a result, recorded a loss of $13.6 million pre-tax, $14.3 million after tax and $0.10 per share on a diluted basis. The total impact of these divestitures in fiscal 2006 was a loss of $2.6 million pre-tax, $7.1 million after tax and $0.05 per share on a diluted basis.

Operating Income
      Operating income for fiscal 2006 was $430.5 million, or 3.0% of consolidated sales, as compared with operating income of $321.3 million, or 2.9% of consolidated sales, in fiscal 2005. Operating income dollars increased over the prior year largely as a result of the Memec acquisition. On a pro forma combined basis, operating income in fiscal 2005 was $355.1 million, or 2.7% of pro forma combined sales. The margin and operating expense trends discussed previously in this MD&A contributed to the operating income performance improvement over prior year. Operating income in fiscal 2006 was negatively impacted by a total of $93.4 million (0.7% of consolidated sales) for charges previously described. (See table in Net Income for a detail of these charges. See also Restructuring, Integration and Other Charges, Selling, General and Administrative Expenses and Loss on Sale of Business Lines, Net for further discussion of these charges).
      EM reported operating income of $419.1 million (4.5% of EM sales) in fiscal 2006 as compared with operating income of $233.1 million (3.7% of EM sales) in the prior year. On a pro forma combined basis, operating income in the prior year was $266.8 million, or 3.1% of EM’s pro forma combined sales. The 80 basis point year-over-year improvement in operating income margin (140 basis points on a pro forma combined basis) reflects increased volume resulting from the Memec acquisition and the synergies created from the successful integration of the combined businesses. Operating income at TS was $165.7 million (3.3% of TS sales) as compared with operating income of $147.7 million (3.1% of TS sales) in fiscal 2005. The improvement in TS operating profitability in fiscal 2006 was driven by continued focus on profitable relationships and managing ongoing operating costs.
      Operating income for fiscal 2005 was $321.3 million, or 2.9% of consolidated sales, as compared with operating income of $202.2 million, or 2.0% of consolidated sales, in fiscal 2004. Operating income in fiscal 2004 was negatively impacted by the restructuring and other charges discussed above, which totaled $55.6 million, or 0.5% of sales, in fiscal 2004. The significant growth of operating income in both dollars and as a percentage of sales is a function of the moderate increase in consolidated sales between the two fiscal years and the reduction of selling, general and administrative expenses discussed previously in this MD&A.

Interest Expense and Other Income
      Interest expense was $96.5 million in fiscal 2006, up $11.4 million, or 13.5%, from interest expense of $85.1 million in fiscal 2005. The increase in interest expense is a result of rising short-term interest rates and higher borrowings on the Company’s various bank credit facilities. The increase in short-term interest rates that rose during fiscal 2006 resulted in the Company’s fair value hedges paying interest at a higher rate. The increased borrowings are a direct result of certain cash expended for the acquisition of Memec in the first quarter of fiscal 2006, cash payments for other charges in fiscal 2006 and working capital needs (see Liquidity and Capital Resources — Cash Flow for further discussion). The factors driving interest expense up are offset partially by the favorable impact of the Company’s issuance of $250.0 million of 6.00% Notes due September 1, 2015 (the “6.00% Notes”) and repurchase of $254.1 million of the Company’s higher rate 8.00% Notes due November 15, 2006 (the “8.00% Notes”) during the first quarter of fiscal 2006.
      Interest expense was $85.1 million in fiscal 2005, down $9.5 million, or 10.1%, as compared with interest expense of $94.6 million in fiscal 2004. The reduction in interest expense year-over-year is due to a combination of reduced total debt outstanding and a lower effective interest rate on outstanding borrowings. As further described below, the Company has used cash and new financings to further repay outstanding debt obligations. As a result of these actions, the Company’s total debt outstanding at July 2, 2005 was $1.24 billion and the average debt outstanding during fiscal 2005 was approximately $1.30 billion. This is down from total debt outstanding at the end of fiscal 2004 and an average debt balance during fiscal 2004 of $1.36 billion and $1.41 billion, respectively. The Company’s overall effective interest rate also declined as a result of two actions. First, the Company repaid in cash, at maturity, its $100.0 million 6 7/8% Notes due March 15, 2004. These notes were outstanding for nearly three quarters of fiscal 2004 with no comparable interest expense in fiscal 2005. Additionally, the Company paid off $273.4 million of its 7 7/8% Notes due February 15, 2005 with the proceeds from its 2% Convertible Debentures due March 15, 2034, which were issued in March 2004. This resulted in a substantial decrease in effective rates between these two obligations year-over-year. The remaining $86.6 million of the 7 7/8% Notes were paid off in cash at their maturity date during the third quarter of fiscal 2005, which eliminated the remaining interest expense on the 7 7/8% Notes for the remainder of fiscal 2005. These positive impacts on the Company’s effective interest rate were offset, in part, by short-term interest rates that rose throughout fiscal 2005, which results in the Company’s fair value hedges paying interest at a higher rate. Specifically, from the end of fiscal 2004 to the end of fiscal 2005, the interest rates on the Company’s $400.0 million hedge of its 8% Notes and $300.0 million hedge of its 9 3/4% Notes due February 15, 2008 (the “9 3/4% Notes”) each rose by approximately 190 basis points.
      Other income, net, in fiscal 2006 was $4.8 million as compared with $3.5 million in fiscal 2005 and $7.1 million in fiscal 2004. Fiscal 2006 results included higher rate interest income earned on normal cash balances partially offset by foreign currency losses. The interest income in fiscal 2006 also included approximately $0.4 million earned on the investment of the net proceeds from the issuance of the 6.00% Notes during the four week tender period for the 8.00% Notes discussed above. Fiscal 2005 and fiscal 2004 both contained foreign currency losses which offset a portion of the interest income earned in the respective years on the Company’s cash and cash equivalent balances.

Debt Extinguishment Costs
      As discussed further under Liquidity and Capital Resources — Financing Transactions, the Company incurred debt extinguishment costs in fiscal 2006 and 2004 associated with the tender and early repurchase of a portion of its outstanding publicly traded debt. In completing these transactions, the Company incurred debt extinguishment costs, related primarily to premiums and other transaction costs associated with these tenders and early repurchases, which totaled $22.6 million pre-tax, $13.6 million after-tax, or $0.09 per share on a diluted basis in fiscal 2006, and $16.4 million pre-tax, $14.2 million after-tax, or $0.12 per share on a diluted basis in fiscal 2004.

Income Tax Provision
      Avnet’s effective tax rate on its income before taxes for fiscal 2006 was 35.3% as compared with an effective tax rate of 29.8% in fiscal 2005 and 25.9% in fiscal 2004. The increase in the effective rate is primarily a function of a loss on the sale of a small, non-core EM business in the EMEA region for which no tax benefit was available and additional contingency reserves due to the recognition of tax exposures in the EMEA and Asia regions, partially offset by a favorable settlement of a European audit. Excluding these items, the effective tax rate would have been lower than the 35% U.S. federal tax rate for fiscal 2006 as a result of varying statutory tax rates across the jurisdictions in which the Company operates.
      In fiscal 2005 and fiscal 2004, continuing improvement in profitability, particularly in the EMEA and Asia regions, led to effective tax rates substantially lower than the 35% U.S. federal tax rate.

Net Income
      As a result of the factors described in the preceding sections of this MD&A, the Company’s net income was $204.5 million, or $1.39 per share on a diluted basis, in fiscal 2006 compared with net income of $168.2 million, or $1.39 per share on a diluted basis, in fiscal 2005 and net income of $72.9 million, or

$0.60 per share on a diluted basis, in fiscal 2004. The fiscal 2006 results were negatively impacted by a total of $83.8 million after tax, or $0.57 per share on a diluted basis, as detailed in the following table.

	Year Ended July 1, 2006

	Gross	Operating	Pre-tax	Net	Diluted
	Profit	Income	Income	Income	EPS

	($ in thousands, except per share data)
Restructuring, integration and other charges (primarily Memec acquisition-related)	$8,977	$53,456	$53,456	$38,829	$0.26
Restructuring and other costs related to business divestitures and other actions	—	16,504	16,504	11,041	0.08
Stock-based compensation expense	—	16,645	16,645	10,554	0.07
Incremental amortization expense for intangible assets	—	4,160	4,160	2,696	0.02
Loss on sale of business lines, net	—	2,601	2,601	7,074	0.05
Debt extinguishment costs	—	—	22,585	13,653	0.09

Total	$8,977	$93,366	$115,951	$83,847	$0.57

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

Valuation of Receivables
      The Company maintains an allowance for doubtful accounts for estimated losses resulting from customer defaults. Bad debt reserves are recorded based upon historic default averages as well as the Company’s regular assessment of the financial condition of its customers. Therefore, if collection experience or the financial condition of specific customers were to deteriorate, management would evaluate whether additional allowances and corresponding charges to the consolidated statement of operations are required.

Valuation of Inventories
      Inventories are recorded at the lower of cost (first in — first out) or estimated market value. The Company’s inventories include high-technology components, embedded systems and computing technologies sold into rapidly changing, cyclical and competitive markets whereby such inventories may be subject to early technological obsolescence.
      The Company regularly evaluates inventories for excess, obsolescence or other factors that may render inventories less marketable. Write-downs are recorded so that inventories reflect the approximate net realizable value and take into account the Company’s contractual provisions with its suppliers, which may provide certain protections to the Company for product obsolescence and price erosion in the form of rights of return and price protection. Because of the large number of transactions and the complexity of managing the process around price protections and stock rotations, estimates are made regarding adjustments to the carrying amount of inventories. Additionally, assumptions about future demand, market conditions and decisions to discontinue certain product lines can impact the decision to write down inventories. If assumptions about future demand change or actual market conditions are less favorable than those projected by management, management would evaluate whether additional write-downs of inventories are required. In any case, actual values could be different from those estimated.

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
Recently Issued Accounting Pronouncements
      In July 2006, the FASB issued Interpretation No. 48 (“FIN 48”), Accounting for Uncertainty in Income Taxes — an interpretation of FASB Statement No. 109 (“SFAS 109”). FIN 48 clarifies the accounting for uncertainty in income taxes recognized in an entity’s financial statements in accordance with SFAS 109 and prescribes that a company should use a more-likely-than-not recognition threshold based on the technical merits of the tax position taken or expected to be taken. Tax positions that meet the more-likely-than-not recognition threshold should be measured in order to determine the tax benefit to be recognized in the financial statements. Additionally, FIN 48 provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure and transition. FIN 48 is effective for fiscal years beginning after December 15, 2006, with early adoption permitted. The Company is currently evaluating the impact of FIN 48 on its consolidated financial statements, which will be adopted beginning in fiscal 2008.
      In March 2006, the FASB issued Emerging Issues Task Force 06-3, How Taxes Collected from Customers and Remitted to Governmental Authorities Should Be Presented in the Income Statement (That is, Gross versus Net Presentation) (“EITF 06-03”) that clarifies how a company discloses its recording of taxes collected that are imposed on revenue producing activities. EITF 06-3 is effective for the first interim reporting period beginning after December 15, 2006. The Company is evaluating the impact of EITF 06-03 on its consolidated financial statements, which will be adopted beginning the third quarter of fiscal 2007.
      In March 2006, the FASB, issued Statement of Financial Accounting Standard No. 156, Accounting for Servicing of Financial Assets — an Amendment of FASB Statement No. 140 (“SFAS 156”). SFAS 156 provides guidance on the accounting for servicing assets and liabilities when an entity undertakes an obligation to service a financial asset by entering into a servicing contract. This statement is effective for all transactions at the beginning of fiscal 2008. The adoption of SFAS 156 is not expected to have a material impact on the Company’s consolidated financial condition or results of operations.
      In February 2006, the FASB issued SFAS No. 155, Accounting for Certain Hybrid Financial Instruments — an Amendment of FASB Statements No. 133 and 140 (“SFAS 155”). SFAS 155 allows financial instruments that contain an embedded derivative and that otherwise would require bifurcation to be accounted for as a whole on a fair value basis, at the holders’ election. SFAS 155 also clarifies and amends certain other provisions of SFAS 133 and SFAS 140. SFAS 155 is effective beginning fiscal 2008. The adoption of SFAS 155 is not expected to have a material effect on the Company’s consolidated financial statements.
      In May 2005, the FASB issued Statement of Financial Accounting Standard No. 154 (“SFAS 154”), Accounting Changes and Error Corrections. SFAS 154 applies to all voluntary changes in accounting principle as well as to changes required by an accounting pronouncement that does not include specific transition provisions. SFAS 154 eliminates the requirement in Accounting Principles Board Opinion No. 20, Accounting Changes, to include the cumulative effect of changes in accounting principle in the income statement in the period of change and, instead, requires changes in accounting principle to be retrospectively applied. Retrospective application requires the new accounting principle to be applied as if the change occurred at the beginning of the first period presented by modifying periods previously reported, if an estimate of the prior period impact is practicable and estimable. SFAS 154 is effective for accounting changes and corrections of errors made in fiscal years beginning after December 15, 2005. The Company does not currently anticipate any changes in accounting principle other than the adoption of SFAS 123R discussed below, which has its own adoption transition provisions and is therefore not in the scope of SFAS 154. As a result, Avnet does not believe the adoption of SFAS 154 will have a material impact on the Company’s consolidated financial statements.
      In March 2005, the FASB issued Interpretation No. 47, Accounting for Conditional Asset Retirement Obligation,(“FIN 47”), which is an interpretation of SFAS No. 143, Accounting for Asset Retirement Obligation. FIN 47 clarifies that an entity is required to recognize a liability for the fair value of a conditional asset retirement obligation if the fair value can be reasonably estimated even though uncertainty exists about the timing or method of settlement. The adoption of FIN 47 in fiscal 2006 did not have a material impact on the Company’s consolidated financial statements.
      Effective in the first quarter of fiscal 2006, the Company adopted Statement of Financial Accounting Standards No. 123 (revised 2004), Share-Based Payments (“SFAS 123R”), which revises SFAS No. 123, Accounting for Stock-Based Compensation and supersedes APB Opinion No. 25, Accounting for Stock Issued to Employees. SFAS 123R requires all share-based payments to employees, including grants of employee stock options, be measured at fair value and expensed in the consolidated statement of operations over the service period (generally the vesting period). Upon adoption, the Company transitioned to SFAS 123R using the modified prospective application, whereby compensation cost is only recognized in the consolidated statements of operations beginning with the first period that SFAS 123R is effective and thereafter, with prior periods’ stock-based compensation for option and employee stock purchase plan activity still presented on a pro forma basis. The Company continues to use the Black-Scholes option valuation model to value stock options. As a result of the adoption of SFAS 123R, the Company recognized pre-tax charges of $10.5 million in fiscal 2006 associated with the expensing of stock options and employee stock purchase plan activity. Additionally, the Company increased its grant activity under other stock-based compensation programs (while decreasing the number of options granted) that have always been expensed in the Company’s consolidated statements of operations, which yielded incremental expense under these other programs amounting to $6.1 million when compared with fiscal 2005. In fiscal 2006, the combination of these two changes resulting from the adoption of SFAS 123R resulted in incremental expenses of $16.6 million pre-tax (included in selling, general and administrative expenses), $10.6 million after tax and $0.07 per share on a diluted basis.
      In November 2005, the FASB issued Staff Position No. 123R-3 (“FSP 123R-3”), Transition Election Relating to Accounting for the Tax Effects of Share-Based Payment Awards, which provides an optional alternative transition election for calculating the pool of excess tax benefits (“APIC pool”) available to absorb tax deficiencies recognized under SFAS 123R. Under FSP 123R-3, an entity can make a one time election to either use the alternative simplified method or use the guidance in SFAS 123R to calculate the APIC pool. The Company has elected to use the alternative simplified method under FSP 123R-3.
      In December 2004, the FASB issued Staff Position No. 109-2 (“FSP 109-2”), Accounting and Disclosure Guidance for the Foreign Earnings Repatriation Provision within the American Jobs Creation Act of 2004, which provides guidance for implementing the repatriation of earnings provisions of the American Jobs Creation Act of 2004 (the “Jobs Act”), which was enacted in October 2004, and the impact on the Company’s income tax expense and deferred income tax liabilities. However, FSP 109-2 allows additional time beyond the period of enactment to allow the Company to evaluate the effect of the Jobs Act on the Company’s plan for reinvestment or repatriation of foreign earnings. The Company has completed its evaluation of the impact of the repatriation provisions of FSP 109-2 and has elected not to repatriate any foreign earnings under the Jobs Act. As a result, the adoption of FSP 109-2 did not have a material impact on the Company’s consolidated financial statements.
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

Liquidity and Capital Resources

Cash Flows
      The following table summarizes the Company’s cash flow activities for fiscal 2006, 2005 and 2004, including the Company’s computation of free cash flow and a reconciliation of this metric to the nearest GAAP measures of net income and net cash flow from operations. Management’s computation of free cash flow consists of net cash flow from operations plus cash flows generated from or used for purchases and sales of property, plant and equipment, acquisitions and divestitures of operations and investments, effects of exchange rates on cash and cash equivalents and other financing activities. Management believes that the non-GAAP metric of free cash flow is a useful measure to help management and investors better assess and understand the Company’s operating performance and sources and uses of cash. Management also believes the analysis of free cash flow assists in identifying underlying trends in the business. Computations of free cash flow may differ from company to company. Therefore, the analysis of free cash flow should be used as a complement to, and in conjunction with, the Company’s consolidated statements of cash flows presented in the accompanying financial statements appearing in Item 15 of this Report.
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

	Years Ended

	July 1,	July 2,	July 3,
	2006	2005	2004

	(Thousands)
Net income	$204,547	$168,239	$72,897
Non-cash and other reconciling items(1)	199,766	172,595	140,783
Cash flow (used for) generated from working capital (excluding cash and cash equivalents)(2)	(423,427)	121,002	(149,031)

Net cash flow (used for) provided by operations	(19,114)	461,836	64,649
Cash flow generated from (used for):
Purchases of property, plant and equipment	(51,803)	(31,338)	(28,623)
Cash proceeds from sales of property, plant and equipment	4,368	7,271	5,229
Acquisitions and divestitures of operations and investments, net	(294,335)	(3,563)	(50,528)
Effect of exchange rates on cash and cash equivalents	3,353	(10,816)	8,834
Other, net financing activities	30,991	2,274	13,914

Net free cash flow	(326,540)	425,664	13,475
Repayment of debt, net	(34,614)	(100,464)	(96,275)

Net (decrease) increase in cash and cash equivalents	$(361,154)	$325,200	$(82,800)

(1)	Non-cash and other reconciling items are the combination of depreciation and amortization, deferred income taxes, non-cash restructuring and other charges, and other, net, (primarily the provision for doubtful accounts and, in the case of fiscal 2006, stock-based compensation expense) in cash flows from operations.

(2)	Cash flow from working capital is the combination of the changes in the Company’s working capital and other balance sheet accounts in cash flows from operations (receivables, inventories, accounts payable and accrued expenses and other, net).

      The Company utilized $423.4 million of cash and cash equivalents for working capital needs in fiscal 2006. The working capital outflows consist of growth in receivables ($254.7 million), growth in inventory ($142.6 million), net cash inflow from accounts payable ($99.7 million) and outflow for other working capital items ($125.8 million). The driver of the change in working capital includes organic sales growth and a small investment in inventory at TS in preparation for the seasonally stronger September quarter that TS typically experiences. In addition, the Company paid $92.9 million during fiscal 2006 relating to restructuring, integration and payments of amounts accrued in purchase accounting associated with the Memec acquisition, and restructuring and other costs as a result of the sale of two TS business lines and other actions taken during fiscal 2006. See Results of Operations — Restructuring, Integration and Other Charges discussed elsewhere in this MD&A. The Company also made an accelerated contribution to the Company’s pension plan during the first quarter of fiscal 2006, totaling $58.6 million and used $27.0 million primarily for premiums, transaction costs and other costs associated with the refinancing and repurchasing of its Notes and credit facilities (see Financing Transactions).
      The cash flows associated with investing activities included capital expenditures during fiscal 2006, primarily related to certain information technology hardware and software purchases, a new mainframe purchase and the ongoing development of one additional operating system to replace one of the systems that was disposed of as part of the restructuring, integration and other charges (see Results of Operations — Restructuring, Integration and Other Charges for further discussion). Also included in cash flows used in investing activities for fiscal 2006 is $294.3 million for acquisitions and investments net of divestitures which relate primarily to the following: (1) $297.5 million associated with the Company’s acquisition of Memec, including the retirement of substantially all of Memec’s debt at the time of the acquisition (see Note 2 to the accompanying Consolidated Financial Statements for further discussion); (2) $13.9 million cash contribution to the Calence, LLC joint venture; and (3) $5.7 million for the purchase of shares held by a minority interest holder in one of the Company’s Israeli subsidiaries, an additional earn-out payment associated with a small acquisition completed in fiscal 2005 and other items; net of (4) cash inflow of $22.8 million relating to the divestiture of the TS end-user business lines during the third quarter and EM business lines during the fourth quarter of fiscal 2006. Finally, the cash inflows from other net financing activities related primarily to cash received for stock option exercises. As a result of the factors discussed above, the Company utilized free cash flow of $326.5 million in fiscal 2006 along with $34.6 million related to net debt repurchases.
      Avnet generated $461.8 million of net cash flows from operations during fiscal 2005. This positive cash flow was largely driven by the Company’s improved profitability in fiscal 2005, as further discussed in Results of Operations in this MD&A, and the generation of cash from its working capital, excluding cash and cash equivalents. Management has continued to focus on improving asset utilization and efficiency since the economic and industry downturn that began in fiscal 2001. This focus was enhanced again in fiscal 2005 as the Company weathered the mid-cycle inventory correction in the electronic components sector. The Company’s efforts to manage the combined balance of accounts receivable and inventories, net of accounts payable, allowed the Company to generate positive cash flows from these working capital components of $166.4 million in fiscal 2005. A significant catalyst for this cash flow was the Company’s ability to effectively manage inventory levels throughout its business. As discussed in Results of Operations, EM achieved record quarterly inventory turns in the fourth quarter of fiscal 2005 as a direct result of this effort. The cash flows associated with purchases and sales of property, plant and equipment remained relatively consistent in fiscal 2005 when compared with prior years. Cash expenditures for acquisitions of operations relate to the first quarter fiscal 2005 acquisition of DNS Slovakia, a small computer product distributor, as well as certain legal and other costs incurred in fiscal 2005 related to the acquisition of Memec, which did not close until after fiscal 2005. Trends in foreign currency exchange rates shifted in fiscal 2005 to generate a net cash outflow as most foreign currencies, particularly the Euro, weakened slightly against the U.S. Dollar in the second half of fiscal 2005. This negative cash flow results from the translation of Avnet’s cash and cash equivalents held in foreign currencies, which were generally higher throughout the second half of fiscal 2005 resulting largely from the combination of the Company’s higher profitability and working capital management as it emerged from the mid-cycle inventory correction. The combination of these factors yielded net free cash flow in fiscal 2005 of $425.7 million, of which the Company utilized $100.5 million for repayment of debt (see Liquidity and Capital Resources — Financing Transactions).

      During fiscal 2004, the Company generated $64.7 million of cash and cash equivalents from its operating activities. A return to profitability in fiscal 2004 plus the impacts of non-cash and other reconciling items combined to yield cash inflows for fiscal 2004 of $213.7 million. Partially offsetting this amount were cash flows of $149.0 million used for the Company’s working capital needs (excluding cash and cash equivalents) during fiscal 2004. The primary driver of this outflow relate to the growth of receivables ($271.3 million) and inventory ($240.5 million), net of cash flow generation from accounts payable ($285.4 million) and other working capital items ($77.4 million). These trends in working capital are typical of an up-cycle in the electronic components industry as growth in receivables and payables is driven by higher sales and purchasing volumes. Additionally, inventory growth was also expected as the industry moved into an up-cycle, especially in the electronic components sector where longer lead times from suppliers and increased demand from customers typically result in the distributor carrying higher levels of inventory. As a result, EM grew inventory in certain products to accommodate the growing levels in demand and in support of customer contractual agreements to purchase certain inventory. Therefore, it is not uncommon to see cash outflows associated with working capital when the Company is in the growth phase of an up-cycle. Despite the overall increase, the Company continued to manage its working capital utilization and efficiency. Within EM, where the majority of the inventory increases took place, fiscal 2004 inventory turns improved by 16% over fiscal 2003. This improvement in turns was driven by a combination of the increased sales and the buildup of inventory only in high demand, and thus, higher volume product lines.
      Since the industry and economic downturn commenced in fiscal 2001 and continuing through fiscal 2005, the Company had significantly reduced its capital expenditures as well as its acquisition and investment activity. However, during fiscal 2004, the Company completed a contingent purchase price payment associated with its January 2000 acquisition of 84% of the stock of Eurotronics B.V., which went to market as SEI. Pursuant to the terms of the share purchase agreement, in fiscal 2004, Avnet paid $48.9 million to former shareholders of Eurotronics B.V. in final settlement of contingent consideration related to this acquisition. This coupled with other, less significant contingent purchase price payments and the acquisition of a minority interest in one of the Company’s foreign subsidiaries resulted in total cash outflow for acquisitions and investments of $50.5 million during fiscal 2004. These outflows for investing activities, offset in part by the favorable impact of foreign currency exchange rates on cash and cash equivalents and other financing activities, yielded a net free cash flow of $13.5 million. This net free cash flow, coupled with the cash usage for the Company’s retirement, both early and at maturity, of certain of the Company’s debt net of proceeds from new debt issued during fiscal 2004 (see Liquidity and Capital Resources — Financing Transactions), resulted in a net decrease in cash during fiscal 2004 of $82.8 million.

Capital Structure
      The Company uses a variety of financing arrangements, both short-term and long-term, to fund its operations. The Company also uses diversified sources of funding so that it does not become overly dependent on one source and to achieve lower cost of funding through these different alternatives. These financing arrangements include public bonds, short-term and long-term bank loans and an accounts receivable securitization program. For a detailed description of the Company’s external financing arrangements outstanding at July 1, 2006, please refer to Note 7 to the consolidated financial statements appearing in Item 15 of this Report.

      The following table summarizes the Company’s capital structure as of the end of fiscal 2006 with a comparison with the end of fiscal 2005:

	July 1,	% of Total	July 2,	% of Total
	2006	Capitalization	2005	Capitalization

	(Dollars in thousands)
Short-term debt	$316,016	7.8%	$61,298	1.8%
Long-term debt	918,810	22.6	1,183,195	35.4

Total debt	1,234,826	30.4	1,244,493	37.2
Shareholders’ equity	2,831,183	69.6	2,097,033	62.8

Total capitalization	$4,066,009	100.0	$3,341,526	100.0

      Long-term debt in the above table includes a fair value adjustment decreasing total debt and capitalization by $7.5 million in fiscal 2006 and increasing total debt and capitalization by $0.9 million at July 2, 2005. The fair value adjustment relates to the interest rate hedges on the Company’s 9 3/4% Notes in fiscal 2006 and relates to both the 9 3/4% Notes and 8.00% Notes in fiscal 2005 as discussed in Financing Transactions. The capitalization as of July 1, 2006 also reflects the impact of approximately 24.0 million shares of Avnet common stock issued to the former owners of Memec as part of the acquisition of Memec. The impact on the Company’s consolidated shareholders’ equity related to this issuance is $418.2 million (see Note 2 to the accompanying consolidated financial statements for further discussion).

Financing Transactions
      As of July 2, 2005, the Company had an unsecured $350.0 million credit facility with a syndicate of banks (the “Credit Facility”), expiring in June 2007. During the second quarter of fiscal 2006, the Company amended and restated the Credit Facility to, among other things, increase the borrowing capacity from $350.0 million to $500.0 million, and increase the maximum amount of the total facility that can be used for letters of credit from $75.0 million to $100.0 million (the “Amended Credit Facility”). In addition, the Amended Credit Facility has a five-year term that matures in October 2010. The Company may still select from various interest rate options, currencies and maturities under the Amended Credit Facility. The Amended Credit Facility contains certain covenants, all of which the Company was in compliance with as of July 1, 2006. At July 1, 2006, there was $6.0 million drawn and $22.9 million in letters of credit issued under the Amended Credit Facility. There were no borrowings under the Credit Facility at July 2, 2005.
      In August 2005, the Company also amended its accounts receivable securitization program (the “Securitization Program”) to, among other things, increase the maximum available for borrowing from $350.0 million to $450.0 million. In addition, the amended Securitization Program now provides that drawings under the facility no longer qualify as off-balance sheet financing (see Off-Balance Sheet Arrangements below). As a result, the receivables and related debt obligation will remain on the Company’s consolidated balance sheet when amounts are drawn under the Securitization Program. The amended Securitization Program has a one year term expiring in August 2006 and has been renewed on substantially similar terms for another year. At July 1, 2006, there were $40.0 million in drawings outstanding under the Program.
      Also in August 2005, the Company issued $250.0 million of 6% Notes due September 1, 2015. The proceeds from the offering, net of discount and underwriting fees, were $246.5 million. The Company used these proceeds, plus cash and cash equivalents on hand, to fund the tender and repurchase of $250.0 million of the 8% Notes due November 15, 2006, at a price of $1,045 per $1,000 principal amount of Notes. In addition, the Company repurchased $4.1 million of the 8% Notes at a premium of approximately $1,038 per $1,000 principal amount of Notes in September 2005 and repurchased an additional $2.2 million of the 8% Notes at a premium of approximately $1,026 per $1,000 principal amount of Notes in December 2005. The repurchase of the 8% Notes and the termination of the interest rate swaps noted below resulted in debt extinguishment costs of $11.7 million pre-tax, $7.1 million after tax and $0.05 per share on a diluted basis, relating primarily to premiums and other transaction costs.

      In June 2006, the Company repurchased $113.6 million of the $475.0 million 9 3/4% Notes at a price of approximately $1,058 per $1,000 principal amount of Notes. In connection with this repurchase, the Company terminated one of the interest rate swaps with a notional amount of $100.0 million that hedged a portion of the $475.0 million 9 3/4% Notes. The termination of this swap and repurchase of the related hedged debt resulted in debt extinguishment costs of $10.9 million pre-tax, $6.6 million after tax and $0.04 per share on a diluted basis. As a result of the tender and total repurchases in fiscal 2006, as previously described, and the termination of interest rate swaps noted below, the Company incurred total debt extinguishment costs of $22.6 million pre-tax, $13.6 million after tax or $0.09 per share on a diluted basis, relating primarily to premiums and other transaction costs.
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
      At July 2, 2005, the Company had three additional interest rate swaps with a total notional amount of $300.0 million, in order to hedge the change in fair value of the 9 3/4% Notes related to fluctuations in interest rates. As discussed previously, in June 2006, the Company terminated one of the three $100.0 million notional amount interest rate swaps in connection with the $113.6 million repurchase of the $475.0 million 9 3/4% Notes. As $100.0 million of the repurchase related to the terminated interest rate swap, the $3.5 million of costs incurred to terminate the swap were included in the debt extinguishment costs recorded in fiscal 2006. The remaining hedges are classified as fair value hedges and mature in February 2008. These interest rate swaps modify the Company’s interest rate exposure by effectively converting the fixed rate on the 9 3/4% Notes to a floating rate (11.7% at July 1, 2006) based on three-month U.S. LIBOR plus a spread through their maturities.
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
      In addition to its primary financing arrangements, the Company has several small lines of credit in various locations to fund the short-term working capital, foreign exchange, overdraft and letter of credit needs of its wholly owned subsidiaries in Canada, Europe and Asia. Avnet generally guarantees its subsidiaries’ debt under these facilities.

Off-Balance Sheet Arrangements
      At July 2, 2005, the Company had a $350.0 million accounts receivable securitization program (the “Securitization Program”) with two financial institutions whereby it was able to sell, on a revolving basis, an undivided interest in a pool of its trade accounts receivable. Under the Program, the Company was able to sell receivables in securitization transactions and retain a subordinated interest and servicing rights to those receivables. Receivables sold under the Securitization Program were sold without legal recourse to third party conduits through a wholly owned bankruptcy-remote special purpose entity that is consolidated for financial reporting purposes. At July 2, 2005, the Securitization Program qualified for sale treatment under Statement of Financial Accounting Standards No. 140, Accounting for Transfer and Servicing of Financial Assets and Extinguishment of Liabilities. There were no receivables sold under the Program at July 2, 2005.
      In August 2005, the Company amended Securitization Program to, among other things, increase the maximum available for borrowing from $350.0 million to $450.0 million. The availability for financing under the amended facility is dependent on the level of the Company’s trade receivables from month-to-month. In addition, the Securitization Program, as amended, no longer qualifies as off-balance sheet financing. As a result, the receivables and related debt will remain on the Company’s consolidated balance sheet as amounts are drawn on the Securitization Program. The purpose of the Securitization Program is to provide the Company with an additional source of liquidity at interest rates more favorable than it could receive through other forms of financing. The Securitization Program, as amended, has a one-year term and has been renewed on substantially similar terms so that it currently terminates in August 2007. As of July 1, 2006, there was $40.0 million of drawings on the Securitization Program.

Covenants and Conditions
      The Securitization Program agreement discussed above required the Company to maintain senior unsecured credit ratings above certain minimum ratings triggers in order to continue utilizing the Securitization Program. These minimum ratings triggers were Ba3 by Moody’s Investor Services or BB- by Standard & Poors. The minimum ratings triggers were eliminated in the amended Securitization Program discussed in Off-Balance Sheet Arrangements and replaced with minimum interest coverage and leverage ratios as defined in the Credit Facility (see discussion below). The Securitization Program agreement in effect at July 2, 2005, as well as the amended Securitization Program agreement also contains certain covenants relating to the quality of the receivables sold. If these conditions are not met, the Company may not be able to borrow any additional funds and the financial institutions may consider this an amortization event, as defined in the agreements, which would permit the financial institutions to liquidate the accounts receivable sold to cover any outstanding borrowings. Circumstances that could affect the Company’s ability to meet the required covenants and conditions of the agreements include the Company’s ongoing profitability and various other economic, market and industry factors. The Company was in compliance with all covenants of the Program at July 1, 2006.
      The Credit Facility discussed in Financing Transactions contains certain covenants with various limitations on debt incurrence, dividends, investments and capital expenditures and also includes financial covenants requiring the Company to maintain minimum interest coverage and leverage ratios, as defined. Management does not believe that the covenants in the Credit Facility limit the Company’s ability to pursue its intended business strategy or future financing needs. The Company was in compliance with all covenants of the Credit Facility as of July 1, 2006.
      See Liquidity for further discussion of the Company’s availability under these various facilities.

Liquidity
      The Company had total borrowing capacity of $950.0 million at July 1, 2006 under the Credit Facility and the Securitization Program, against which $22.9 million in letters of credit were issued under the Credit Facility as of July 1, 2006, and a combined $46.0 million was drawn under both the Credit Facility and the Securitization Program, resulting in $881.1 million of net availability. The Company also had an additional $276.7 million of cash and cash equivalents at July 1, 2006. There are no significant financial commitments of the Company outside of normal debt and lease maturities as disclosed in Long-Term Contractual Obligations. Management believes that Avnet’s borrowing capacity, its cash availability and the Company’s expected ability to generate operating cash flows are sufficient to meet its projected financing needs. As discussed more fully in Cash Flows, the Company is less likely to generate positive cash flows from working capital reductions during an up-cycle in the electronic components and computer products industry. However, additional cash requirements for working capital are generally expected to be offset by the operating cash flows generated by the Company’s enhanced profitability as Avnet fully realizes operating expense synergies following the integration of the Memec acquired business. Furthermore, during fiscal 2006, the Company repurchased a total of $256.3 million of the $400.0 million 8% Notes due November 2006 which was funded primarily with proceeds from the lower interest rate $250.0 million 6% Notes due September 2015. The Company also repurchased $113.6 million of the $475.0 million 9 3/4% Notes, which mature in February 2008. The Company funded the repurchase primarily with cash on hand.
      The following table highlights the Company’s liquidity and related ratios for the past two years:
COMPARATIVE ANALYSIS — LIQUIDITY

	Years Ended
			Percentage
	July 1, 2006	July 2, 2005	Change

	(Dollars in millions)
Current Assets	$4,467.5	$3,783.0	18.1%
Quick Assets	2,753.8	2,526.5	9.0
Current Liabilities	2,438.3	1,717.5	42.0
Working Capital	2,029.1	2,065.4	(1.8)
Total Debt	1,234.8	1,244.5	(0.8)
Total Capital (total debt plus total shareholders’ equity)	4,066.0	3,341.5	21.7
Quick Ratio	1.1:1	1.5:1
Working Capital Ratio	1.8:1	2.2:1
Debt to Total Capital	30.4%	37.2%
      As discussed in Cash Flow, during fiscal 2006, the Company utilized approximately $472.8 million for a number of notable transactions, including the acquisition of Memec, accelerated contributions to the Company’s pension plan, cash used in connection with the repurchase of the Company’s 8% and 9 3/4% Notes, cash used for the acquisition of the minority interest in Avnet’s Israeli subsidiary and other items, net cash proceeds from the sale of the TS and EM business lines and the equity investment in Calence, and cash payments made related to restructuring charges and integration costs and other reserves recorded through purchase accounting. The Company’s quick assets (consisting of cash and cash equivalents and receivables) increased 9.0% from July 2, 2005 to July 1, 2006 as a result of the Memec acquisition, offset in part by the cash usage discussed above. In addition to factors that impacted quick assets, the 18.1% increase in current assets was also impacted by the increase in inventory and receivables primarily due to expanded business volume associated with the acquisition of Memec. Current liabilities grew 42.0% from July 2, 2005. Specifically, the Company retained one of Memec’s short-term borrowing facilities in Japan, and in addition to this, the Company increased borrowings on its bank credit facilities to fund working capital requirements and repurchase long-term debt (see Financing Transactions). These items and the November 2006 maturity status of the remaining $143.7 million of the 8% Notes, account for the increase in short term borrowings since 2005 fiscal year end. Current liabilities, also increased as a result of the Memec acquisition and the corresponding growth in the size of Avnet’s business, the increase in accounts payable (see discussion in Cash

Flow) and the increase in reserves for restructuring and purchase accounting established during fiscal 2006 (see discussion in Results of Operations — Restructuring, Integration and Other Charges). As a result of the factors noted above, total working capital decreased by approximately 1.8% during fiscal 2006. Total capital grew primarily due to the 24.0 million shares of Avnet common stock granted to Memec’s former shareholders in connection with the acquisition and the increase in retained earnings by $204.5 million of net income. This corresponding $418.2 million growth in equity is also the primary reason for the Company’s debt to capital ratio dropping from 37.2% at July 2, 2005 to 30.4% at July 1, 2006, as the Company paid off the majority of Memec’s outstanding debt as part of the close of the acquisition.
Long-Term Contractual Obligations
      The Company has the following contractual obligations outstanding as of July 1, 2006 (in millions):

		Due in Less	Due in	Due in	Due After
	Total	Than 1 Year	1-3 Years	4-5 Years	5 Years

Long-term debt, including amounts due within one year(1)	$1,242.3	$316.0	$363.2	$9.7	$553.4
Operating leases	213.9	58.3	79.2	49.8	26.6

	$1,456.2	$374.3	$442.4	$59.5	$580.0

(1)	Excludes the fair value adjustment of $7.5 million at July 1, 2006 related to the two interest rate swaps outstanding on fixed rate debt instruments.
      The Company does not currently have any material commitments for capital expenditures.

Item 7A.	Quantitative and Qualitative Disclosures About Market Risk
      The Company seeks to reduce earnings and cash flow volatility associated with changes in interest rates and foreign currency exchange rates by entering into financial arrangements intended to provide a hedge against all or a portion of the risks associated with such volatility. The Company continues to have exposure to such risks to the extent they are not hedged.
      The Company has used interest rate swaps that convert certain fixed rate debt to variable rate debt, effectively hedging the change in fair value of the fixed rate debt resulting from fluctuations in interest rates. At July 1, 2006, the Company had two interest rate swaps outstanding under which the Company pays a variable interest rate and receives a fixed interest rate. The following table sets forth the scheduled maturities of the Company’s debt outstanding and interest rate swaps at July 1, 2006 (dollars in millions):

	Fiscal Year

	2007	2008	2009	2010	2011	Thereafter	Total

Liabilities:
Fixed rate debt	$145	$361	$2	$2	$2	$553	$1,065
Floating rate debt	$171	$—	$—	$—	$6	$—	$177
Interest Rate Swaps:
Fixed to variable (notional amounts)	$—	$200	$—	$—	$—	$—	$200

      The following table sets forth the carrying value and fair value of the Company’s debt and interest rate swaps at July 1, 2006 and July 2, 2005 (dollars in millions):

	Carrying Value at	Fair Value at	Carrying Value at	Fair Value at
	July 1, 2006	July 1, 2006	July 2, 2005	July 2, 2005

Liabilities:
Fixed rate debt(1)	$ 1,065	$1,051	$ 1,183	$1,249
Average interest rate	6.4%		7.2%
Floating rate debt	$ 177	$177	$ 60	$60
Average interest rate	5.6%		4.0%
Interest Rate Swaps:
Fixed to variable	$ 7	$7	$ 1	$1
Average pay rate	LIBOR + 4.3%		LIBOR + 4.3%
Average receive rate	9.8%		8.8%

(1)	Represents fair value of all fixed rate debt including hedged portions of the 9 3/4% Notes.
      Many of the Company’s subsidiaries, from time to time, purchase and sell products in currencies other than their functional currencies. This subjects the Company to the risks associated with the fluctuations of foreign currency exchange rates. The Company reduces this risk by utilizing natural hedging (offsetting receivables and payables) as well as by creating offsetting positions through the use of derivative financial instruments, primarily forward foreign exchange contracts with maturities of less than sixty days. The Company adjusts all foreign denominated balances and any outstanding foreign exchange contracts to fair market value through the consolidated statements of operations. Therefore, the market risk related to foreign exchange contracts is offset by changes in valuation of the underlying items being hedged. The asset or liability representing the fair value of foreign exchange contracts is classified in the captions “other current assets” or “accrued expenses and other,” as applicable, in the accompanying consolidated balance sheets. A hypothetical 10% change in currency exchange rates under the contracts outstanding at July 1, 2006 would result in an increase or decrease of approximately $8.5 million to the fair value of the forward foreign exchange contracts, which would generally be offset by an opposite effect on the related hedged positions.

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
      During the last quarter of fiscal 2006, there have been no changes to the Company’s internal control over financial reporting (as defined in Rule 13a-15(f) of the Exchange Act) that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

Management’s Report on Internal Control Over Financial Reporting
      The Company’s management, including its Chief Executive Officer and Chief Financial Officer, is responsible for establishing and maintaining adequate internal control over financial reporting as defined in Rules 13a-15(f) and 15(d)-15(f) under the Exchange Act. The Company’s internal control over financial reporting is designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles in the United States of America. Because of inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, controls may become inadequate because of changes in conditions, or the degree of compliance with the policies or procedures may deteriorate. Management conducted an evaluation of the effectiveness of the Company’s internal control over financial reporting as of July 1, 2006. In making this assessment, management used the framework established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and concluded that the Company maintained effective internal control over financial reporting as of July 1, 2006.
      The Company’s independent registered public accounting firm, KPMG LLP, has audited the effectiveness of the Company’s internal controls over financial reporting and management’s assessment of the effectiveness of such controls as of July 1, 2006, as stated in its audit report which is included herein.

Report of Independent Registered Public Accounting Firm
The Board of Directors and Shareholders
Avnet, Inc.:
      We have audited management’s assessment, included in the accompanying Management’s Report on Internal Control Over Financial Reporting, that Avnet, Inc. (the Company) maintained effective internal control over financial reporting as of July 1, 2006, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Avnet, Inc.’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting. Our responsibility is to express an opinion on management’s assessment and an opinion on the effectiveness of the Company’s internal control over financial reporting based on our audit.
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
      In our opinion, management’s assessment that Avnet, Inc. maintained effective internal control over financial reporting as of July 1, 2006, is fairly stated, in all material respects, based on criteria established in Internal Control — Integrated Framework issued by COSO. Also, in our opinion, Avnet, Inc. maintained, in all material respects, effective internal control over financial reporting as of July 1, 2006, based on criteria established in Internal Control — Integrated Framework issued by COSO.
      We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of Avnet, Inc. and subsidiaries as of July 1, 2006 and July 2, 2005, and the related consolidated statements of operations, shareholders’ equity and cash flows for each of the years in the three-year period ended July 1, 2006, and the related financial statement schedule for each of the years in the three-year period ended July 1, 2006, and our report dated August 29, 2006, expressed an unqualified opinion on those consolidated financial statements and the related financial statement schedule.

/s/ KPMG LLP
Phoenix, Arizona
August 29, 2006

Item 9B.	Other Information
      Not applicable.
PART III

Item 10.	Directors and Executive Officers of the Registrant
      The information called for by Item 10 is incorporated in this Report by reference to the Company’s definitive proxy statement relating to the Annual Meeting of Stockholders anticipated to be held on November 9, 2006.

Item 11.	Executive Compensation
      The information called for by Item 11 is incorporated in this Report by reference to the Company’s definitive proxy statement relating to the Annual Meeting of Stockholders anticipated to be held on November 9, 2006.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters
      The information called for by Item 12 is incorporated in this Report by reference to the Company’s definitive proxy statement relating to the Annual Meeting of Stockholders anticipated to be held on November 9, 2006.

Item 13.	Certain Relationships and Related Transactions
      The information called for by Item 13 is incorporated in this Report by reference to the Company’s definitive proxy statement relating to the Annual Meeting of Stockholders anticipated to be held on November 9, 2006.

Item 14.	Principal Accounting Fees and Services
      The information called for by Item 14 is incorporated in this Report by reference to the Company’s definitive proxy statement relating to the Annual Meeting of Stockholders anticipated to be held on November 9, 2006.

PART IV

Item 15.	Exhibits and Financial Statement Schedules
      a. The following documents are filed as part of this Report:

		Page

1.	Consolidated Financial Statements:
	Report of Independent Registered Public Accounting Firm	46
	Avnet, Inc. and Subsidiaries Consolidated Financial Statements:
	Consolidated Balance Sheets at July 1, 2006 and July 2, 2005	47
	Consolidated Statements of Operations for the years ended July 1, 2006, July 2, 2005 and July 3, 2004	48
	Consolidated Statements of Shareholders’ Equity for the years ended July 1, 2006, July 2, 2005 and July 3, 2004	49
	Consolidated Statements of Cash Flows for the years ended July 1, 2006, July 2, 2005 and July 3, 2004	50
	Notes to Consolidated Financial Statements	51
2.	Financial Statement Schedules:
	Schedule II (Valuation and Qualifying Accounts) for the years ended July 1, 2006, July 2, 2005 and July 3, 2004	86
	Schedules other than that above have been omitted because they are not applicable or the required information is shown in the financial statements or notes thereto.
3.	Exhibits — The exhibit index for this Report can be found on pages 87 to 90.

SIGNATURES
      Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

AVNET, INC.
(Registrant)

By:	/s/ ROY VALLEE

Roy Vallee,
Chairman of the Board, Chief Executive
Officer and Director
Date: August 30, 2006
      Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the Registrant and in the capacities indicated on August 30, 2006.

Signature	Title

/s/ ROY VALLEE Roy Vallee	Chairman of the Board, Chief Executive Officer and Director

/s/ ELEANOR BAUM Eleanor Baum	Director

/s/ J. VERONICA BIGGINS J. Veronica Biggins	Director

/s/ LAWRENCE W. CLARKSON Lawrence W. Clarkson	Director

/s/ EHUD HOUMINER Ehud Houminer	Director

/s/ JAMES A. LAWRENCE James A. Lawrence	Director

/s/ FRANK R. NOONAN Frank R. Noonan	Director

/s/ RAY M. ROBINSON Ray M. Robinson	Director

/s/ PETER SMITHAM Peter Smitham	Director

/s/ GARY L. TOOKER Gary L. Tooker	Director

/s/ RAYMOND SADOWSKI Raymond Sadowski	Senior Vice President, Chief Financial Officer and Principal Accounting Officer

Report of Independent Registered Public Accounting Firm
The Board of Directors and Shareholders
Avnet, Inc.:
      We have audited the accompanying consolidated balance sheets of Avnet, Inc. and subsidiaries (the Company) as of July 1, 2006, and July 2, 2005, and the related consolidated statements of operations, shareholders’ equity and cash flows for each of the years in the three-year period ended July 1, 2006. In connection with our audits of the consolidated financial statements, we have also audited the financial statement schedule for each of the years in the three-year period ended July 1, 2006, as listed in the accompanying index. These consolidated financial statements and financial statement schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements and financial statement schedule based on our audits.
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
      In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Avnet, Inc. and subsidiaries as of July 1, 2006 and July 2, 2005, and the results of their operations and their cash flows for each of years in the three-year period ended July 1, 2006, in conformity with U.S. generally accepted accounting principles. Also in our opinion, the related financial statement schedule for each of the years in the three-year period ended July 1, 2006, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.
      We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the effectiveness of Avnet, Inc.’s internal control over financial reporting as of July 1, 2006, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO), and our report dated August 29, 2006 expressed an unqualified opinion on management’s assessment of, and the effective operation of, internal control over financial reporting.
      As discussed in Note 1 to the consolidated financial statements, effective July 3, 2005, the Company adopted the provisions of Statement of Financial Accounting Standards (“SFAS”) No. 123R, Share-based Payment.

/s/ KPMG LLP
Phoenix, Arizona
August 29, 2006

AVNET, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS

	July 1,	July 2,
	2006	2005

	(Thousands, except
	share amounts)
ASSETS
Current assets:
Cash and cash equivalents	$276,713	$637,867
Receivables, less allowances of $88,983 and $85,079, respectively (Note 3)	2,477,043	1,888,627
Inventories	1,616,580	1,224,698
Prepaid and other current assets	97,126	31,775

Total current assets	4,467,462	3,782,967
Property, plant and equipment, net (Note 5)	159,433	157,428
Goodwill (Note 2 and 6)	1,296,597	895,300
Other assets	292,201	262,520

Total assets	$6,215,693	$5,098,215

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Borrowings due within one year (Note 7)	$316,016	$61,298
Accounts payable	1,654,154	1,296,713
Accrued expenses and other (Note 8)	468,154	359,507

Total current liabilities	2,438,324	1,717,518
Long-term debt, less due within one year (Note 7)	918,810	1,183,195
Other long-term liabilities (Note 10)	27,376	100,469

Total liabilities	3,384,510	3,001,182

Commitments and contingencies (Notes 11 and 13)
Shareholders’ equity (Notes 4, 12 and 14):
Common stock $1.00 par; authorized 300,000,000 shares; issued 146,667,000 shares and 120,771,000 shares, respectively	146,667	120,771
Additional paid-in capital	1,010,336	569,638
Retained earnings	1,487,575	1,283,028
Cumulative other comprehensive income (Note 4)	186,876	123,705
Treasury stock at cost, 11,846 shares and 5,231 shares, respectively	(271)	(109)

Total shareholders’ equity	2,831,183	2,097,033

Total liabilities and shareholders’ equity	$6,215,693	$5,098,215

See notes to consolidated financial statements

AVNET, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS

	Years Ended

	July 1,	July 2,	July 3,
	2006	2005	2004

	(Thousands, except per share amounts)
Sales	$14,253,630	$11,066,816	$10,244,741
Cost of sales (Note 17)	12,414,647	9,607,833	8,879,888

Gross profit	1,838,983	1,458,983	1,364,853
Selling, general and administrative expenses	1,344,922	1,137,667	1,106,988
Restructuring, integration and other charges (Note 17)	60,983	—	55,618
Loss on sale of business lines, net (Note 2)	2,601	—	—

Operating income	430,477	321,316	202,247
Other income, net	4,760	3,499	7,094
Interest expense	(96,505)	(85,056)	(94,573)
Debt extinguishment costs (Note 7)	(22,585)	—	(16,370)

Income before income taxes	316,147	239,759	98,398
Income tax provision (Note 9)	111,600	71,520	25,501

Net income	$204,547	$168,239	$72,897

Net earnings per share (Note 14):
Basic	$1.40	$1.39	$0.61

Diluted	$1.39	$1.39	$0.60

Shares used to compute earnings per share (Note 14):
Basic	145,942	120,629	120,086

Diluted	147,150	121,469	121,252

See notes to consolidated financial statements

AVNET, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY
Years Ended July 1, 2006, July 2, 2005 and July 3, 2004

				Cumulative
		Additional		Other		Total
	Common	Paid-In	Retained	Comprehensive	Treasury	Shareholders’
	Stock	Capital	Earnings	Income	Stock	Equity

	(Thousands, except per share amounts)
Balance, June 27, 2003	$119,555	$568,010	$1,041,892	$103,207	$(142)	$1,832,522
Net income	—	—	72,897	—	—	72,897
Translation adjustments (Note 4)	—	—	—	45,470	—	45,470
Minimum pension liability adjustment, net of tax of $1,651 (Notes 4, 10 and 15)	—	—	—	2,518	—	2,518

Comprehensive income (Note 4)						120,885

Eurotronics contingent purchase price (Note 2)	—	(15,000)	—	—	—	(15,000)
Stock option and incentive programs, including related tax benefits of $756	928	14,050	—	—	41	15,019

Balance, July 3, 2004	120,483	567,060	1,114,789	151,195	(101)	1,953,426
Net income	—	—	168,239	—	—	168,239
Translation adjustments (Note 4)	—	—	—	(8,825)	—	(8,825)
Minimum pension liability adjustment, net of tax of $11,877 (Notes 4, 10 and 15)	—	—	—	(18,665)	—	(18,665)

Comprehensive income (Note 4)						140,749

Stock option and incentive programs, including related tax benefits of $102	288	2,578	—	—	(8)	2,858

Balance, July 2, 2005	120,771	569,638	1,283,028	123,705	(109)	2,097,033
Net income	—	—	204,547	—	—	204,547
Translation adjustments (Note 4)	—	—	—	43,251	—	43,251
Minimum pension liability adjustment, net of tax of $13,059 (Notes 4, 10 and 15)	—	—	—	19,920	—	19,920

Comprehensive income (Note 4)						267,718

Stock issued for acquisition of Memec	24,011	394,194				418,205
Stock option and incentive programs, including related tax benefits of $112	1,885	46,504	—	—	(162)	48,227

Balance at July 1, 2006	$146,667	$1,010,336	$1,487,575	$186,876	$(271)	$2,831,183

See notes to consolidated financial statements

AVNET, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS

	Years Ended

	July 1,	July 2,	July 3,
	2006	2005	2004

	(Thousands)
Cash flows from operating activities:
Net income	$204,547	$168,239	$72,897
Non-cash and other reconciling items:
Depreciation and amortization	66,526	61,746	64,540
Deferred income taxes (Note 9)	52,169	63,734	(2,815)
Non-cash restructuring and other charges (Note 17)	15,308	—	31,409
Other, net (Note 15)	65,763	47,115	47,649
Changes in (net of effects from business acquisitions):
Receivables	(254,691)	(168,892)	(271,311)
Inventories	(142,563)	144,004	(240,520)
Accounts payable	99,670	191,270	285,386
Accrued expenses and other, net	(125,843)	(45,380)	77,414

Net cash flows (used for) provided from operating activities	(19,114)	461,836	64,649

Cash flows from financing activities:
Issuance of notes in public offerings, net of issuance costs (Note 7)	246,483	—	292,500
Repayment of notes (Note 7)	(369,965)	(89,589)	(444,245)
Proceeds from (repayment of) bank debt, net	89,511	(10,789)	55,974
Payment of other debt, net (Note 7)	(643)	(86)	(504)
Other, net (Note 15)	30,991	2,274	13,914

Net cash flows used for financing activities	(3,623)	(98,190)	(82,361)

Cash flows from investing activities:
Purchases of property, plant and equipment	(51,803)	(31,338)	(28,623)
Cash proceeds from sales of property, plant and equipment	4,368	7,271	5,229
Acquisitions and investments, net (Note 2)	(317,114)	(3,563)	(50,528)
Cash proceeds from divestitures, net (Note 2)	22,779	—	—

Net cash flows used for investing activities	(341,770)	(27,630)	(73,922)

Effect of exchange rate changes on cash and cash equivalents	3,353	(10,816)	8,834

Cash and cash equivalents:
— (decrease) increase	(361,154)	325,200	(82,800)
— at beginning of year	637,867	312,667	395,467

— at end of year	$276,713	$637,867	$312,667

Additional cash flow information (Note 15)
See notes to consolidated financial statements

AVNET, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.	Summary of significant accounting policies
      Principles of consolidation — The accompanying consolidated financial statements include the accounts of the Company and all of its majority-owned and controlled subsidiaries. All intercompany accounts and transactions have been eliminated.
      Cash and cash equivalents — The Company considers all highly liquid investments with an original maturity of three months or less to be cash equivalents.
      Inventories — Inventories, comprised principally of finished goods, are stated at cost (first-in, first-out) or market, whichever is lower.
      Investments — Investments in joint ventures and entities in which the Company has an ownership interest greater than 50% and exercises control over the venture are consolidated in the accompanying consolidated financial statements. Minority interests in the years presented, which amounts are not material, are included in the caption “accrued expenses and other” in the accompanying consolidated balance sheets. Investments in joint ventures and entities in which the Company exercises significant influence but not control are accounted for using the equity method. The Company invests from time to time in ventures in which the Company’s ownership interest is less than 20% and over which the Company does not exercise significant influence. Such investments are accounted for under the cost method. The fair values for investments not traded on a quoted exchange are estimated based upon the historical performance of the ventures, the ventures’ forecasted financial performance and management’s evaluation of the ventures’ viability and business models. To the extent the book value of an investment exceeds its assessed fair value, the Company will record an appropriate impairment charge. Thus, the carrying value of the Company’s investments approximates fair value.
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
      Long-lived assets — Long-lived assets are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of the assets may not be recoverable. An impairment is recognized when the estimated undiscounted cash flows expected to result from the use of the asset and its eventual disposition is less than its carrying amount. An impairment is measured as the amount by which an asset’s net book value exceeds its estimated fair value. The Company continually evaluates the carrying value and the remaining economic useful life of all long-lived assets and will adjust the carrying value and the related depreciation and amortization period if and when appropriate.
      Goodwill — Goodwill represents the excess of the purchase price over the fair value of net assets acquired. In accordance with the Financial Accounting Standards Board (“FASB”) Statement of Financial Accounting Standards No. 142 (“SFAS 142”), Goodwill and Other Intangible Assets, the Company does not amortize goodwill. Instead, annual tests for goodwill impairment are performed by applying a fair-value based test to Avnet’s reporting units, defined as each of the three regional businesses, which are the Americas, EMEA (Europe, Middle East and Africa), and Asia, within each of the Company’s operating groups. The Company conducts its periodic test for goodwill impairment annually, on the first day of the fiscal fourth quarter. A two-step process is used to evaluate goodwill for impairment. The first step is to determine if there is an indication of impairment by comparing the estimated fair value of each reporting unit to its carrying value including existing goodwill. Goodwill is considered impaired if the carrying value of a reporting unit exceeds the estimated fair value. The second step, which is performed only if there is an indication of impairment, determines the amount of the impairment by comparing the implied fair value of the reporting unit’s goodwill with its carrying value. To estimate fair value of each reporting unit, the Company uses a combination of present value and multiple of earnings valuation techniques. The estimated fair values could

AVNET, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
change in the future due to changes in market and business conditions that could affect the assumptions and estimates used in these valuation techniques. Furthermore, in a cyclical business, the timing of a valuation may be an important factor in the outcome of the valuation exercise. The Company’s annual impairment tests in fiscal 2006, 2005 and 2004 yielded no impairments to the carrying value of the Company’s goodwill.
      Foreign currency translation — The assets and liabilities of foreign operations are translated into U.S. dollars at the exchange rates in effect at the balance sheet date, with the related translation gains and losses reported as a separate component of shareholders’ equity and comprehensive income. Results of operations are translated using the average exchange rates prevailing throughout the period. Transactions denominated in currencies other than the functional currency of the Avnet business unit that is party to the transaction (primarily trade receivables and payables) are translated at exchange rates in effect at the balance sheet date or upon settlement of the transaction. Gains and losses from such translation are recorded to the consolidated statements of operations as a component of “other income, net.” In fiscal 2006, 2005 and 2004, the Company’s net losses on foreign currency translation (including the impact of foreign currency hedges in place) totaled $3,449,000, $737,000 and $1,774,000, respectively.
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
      No provision for U.S. income taxes has been made for approximately $619,528,000 of cumulative unremitted earnings of foreign subsidiaries at July 1, 2006 because those earnings are expected to be permanently reinvested outside the U.S. A hypothetical calculation of the deferred tax liability, assuming that earnings were remitted, is not practicable.
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
      Revenue recognition — Revenue from product sales is recognized in accordance with Securities and Exchange Commission (“SEC”) Staff Accounting Bulletin No. 104 (“SAB 104”), Revenue Recognition. Under SAB 104, revenue from product sales is recognized when persuasive evidence of an arrangement exists, delivery has occurred or services have been rendered, the sales price is fixed or determinable and collectibility is reasonably assured. Generally, these criteria are met upon shipment to customers. Most of the Company’s product sales come from product Avnet purchases from a supplier and holds in inventory. A portion of the Company’s sales are shipments of product directly from its suppliers to its customers. In such circumstances, Avnet negotiates the price with the customer, pays the supplier directly for the product shipped and bears credit risk of collecting payment from its customers. Furthermore, in such drop-shipment arrangements, Avnet bears responsibility for accepting returns of product from the customer even if Avnet, in turn, has a right to return the product to the original supplier if the product is defective. Under these terms, the Company serves as the principal with the customer, as defined under SAB 104 and Emerging Issues Task Force Issue No. 99-19 (“EITF 99-19”), Reporting Revenue Gross as a Principal versus Net as an Agent, and therefore

AVNET, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
recognizes the sale and cost of sale of the product upon receiving notification from the supplier that the product has shipped.
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
      Comprehensive income — Comprehensive income represents net income for the year adjusted for changes in shareholders’ equity from non-shareholder sources. Cumulative comprehensive income items typically include currency translation and the impact of the Company’s additional minimum pension liability, net of tax (see Note 4).
      Stock-based compensation — Beginning in fiscal 2006, the Company adopted Statement of Financial Accounting Standards No. 123 (Revised 2004), Share-based Payment (“SFAS 123R”), which revises SFAS No. 123, Accounting for Stock-based Compensation and supersedes Accounting Principles Board Opinion No. 25 (“APB 25”), Accounting for Stock Issued to Employees. SFAS 123R requires all share-based payments to employees, including grants of employee stock options, be measured at fair value and expensed in the consolidated statement of operations over the service period (see Note 12). Prior to fiscal 2006, the Company accounted for its stock-based compensation plans using the intrinsic value method initially prescribed by APB 25. In applying APB 25, no expense was recognized upon grant of stock options under the Company’s various stock option plans, except in the rare circumstances where the exercise price was less than the fair market value on the grant date, nor was expense recognized in connection with shares purchased by employees under the Employee Stock Purchase Plan (see Note 12).
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
      Fair value of financial instruments — The carrying amounts of the Company’s financial instruments, including cash and cash equivalents, receivables and accounts payable approximate their fair values at July 1, 2006 due to the short-term nature of these instruments. See Note 7 for further discussion of the fair value of the Company’s fixed rate long-term debt instruments and see Investments in this Note 1 for further discussion of the fair value of the Company’s investments in unconsolidated entities.
      Accounts receivable securitization — The Company has an accounts receivable securitization program whereby the Company may sell receivables in securitization transactions and retain a subordinated interest and servicing rights to those receivables. The Company accounts for the program under the FASB’s Statement of Financial Accounting Standards No. 140 (“SFAS 140”), Accounting for Transfers and Servicing of Financial Assets and Extinguishment of Liabilities. The gain or loss on sales of receivables is determined at the date of transfer based upon the relative fair value of the assets sold and the interests retained. The

AVNET, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
Company estimates fair value based on the present value of future expected cash flows using management’s best estimates of the key assumptions, including collection period and discount rates. In August 2005, the Company amended the program agreement and, as a result, the program is accounted for as an on-balance sheet financing through the securitization of accounts receivable (see Note 3).
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
      The Company generally does not hedge its investment in its foreign operations. The Company does not enter into derivative financial instruments for trading or speculative purposes and monitors the financial stability and credit standing of its counterparties.
      Fiscal year — The Company operates on a “52/53 week” fiscal year, which ends on the Saturday closest to June 30th. Fiscal 2006 and fiscal 2005 both contained 52 weeks as compared with 53 weeks in fiscal 2004. Unless otherwise noted, all references to “fiscal 2006” or any other “year” shall mean the Company’s fiscal year.
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
      Recent accounting pronouncements — In July 2006, the FASB issued Interpretation No. 48 (“FIN 48”), Accounting for Uncertainty in Income Taxes — an interpretation of FASB Statement No. 109 (“SFAS 109”). FIN 48 clarifies the accounting for uncertainty in income taxes recognized in an entity’s financial statements in accordance with SFAS 109 and prescribes that a company should use a more-likely-than-not recognition threshold based on the technical merits of the tax position taken or expected to be taken. Tax positions that meet the more-likely-than-not recognition threshold should be measured in order to determine the tax benefit to be recognized in the financial statements. Additionally, FIN 48 provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure and transition. FIN 48 is effective for fiscal years beginning after December 15, 2006, with early adoption permitted. The Company is

AVNET, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
currently evaluating the impact of FIN 48 on its consolidated financial statements, which will be adopted beginning fiscal 2008.
      In March 2006, the FASB issued Emerging Issues Task Force 06-03, How Taxes Collected from Customers and Remitted to Governmental Authorities Should Be Presented in the Income Statement (That is, Gross versus Net Presentation)(“EITF 06-03”), which clarifies how a company discloses its recording of taxes collected that are imposed on revenue producing activities. EITF 06-03 is effective for the first interim reporting period beginning after December 15, 2006. The Company is evaluating the impact of EITF 06-03 on its consolidated financial statements, which will be adopted beginning third quarter of fiscal 2007.
      In March 2006, FASB issued Statement of Financial Accounting Standard No. 156, Accounting for Servicing of Financial Assets — an Amendment of FASB Statement No. 140” (“SFAS 156”). SFAS 156 provides guidance on the accounting for servicing assets and liabilities when an entity undertakes an obligation to service a financial asset by entering into a servicing contract. This statement is effective for all transactions at the beginning of fiscal 2008. The adoption of SFAS 156 is not expected to have a material impact on the Company’s consolidated financial condition or results of operations.
      In February 2006, the FASB issued SFAS No. 155, Accounting for Certain Hybrid Financial Instruments — an Amendment of FASB Statements No. 133 and 140 (“SFAS 155”). SFAS 155 allows financial instruments that contain an embedded derivative and that otherwise would require bifurcation to be accounted for as a whole on a fair value basis, at the holders’ election. SFAS 155 also clarifies and amends certain other provisions of SFAS 133 and SFAS 140. SFAS 155 is effective beginning fiscal 2008. The adoption of SFAS 155 is not expected to have a material effect on the Company’s consolidated financial statements.
      In May 2005, the FASB issued Statement of Financial Accounting Standard No. 154 (“SFAS 154”), Accounting Changes and Error Corrections. SFAS 154 applies to all voluntary changes in accounting principle as well as to changes required by an accounting pronouncement that does not include specific transition provisions. SFAS 154 eliminates the requirement in Accounting Principles Board Opinion No. 20, Accounting Changes, to include the cumulative effect of changes in accounting principle in the income statement in the period of change and, instead, requires changes in accounting principle to be retrospectively applied. Retrospective application requires the new accounting principle to be applied as if the change occurred at the beginning of the first period presented by modifying periods previously reported, if an estimate of the prior period impact is practicable and estimable. SFAS 154 is effective for accounting changes and corrections of errors made in fiscal years beginning after December 15, 2005. The Company does not currently anticipate any changes in accounting principle other than the adoption of SFAS 123R discussed below, which has its own adoption transition provisions and is therefore not in the scope of SFAS 154. As a result, Avnet does not believe the adoption of SFAS 154 will have a material impact on the Company’s consolidated financial statements.
      In March 2005, the FASB issued Interpretation No. 47, Accounting for Conditional Asset Retirement Obligation (“FIN 47”), which is an interpretation of SFAS No. 143, Accounting for Asset Retirement Obligation. FIN 47 clarifies that an entity is required to recognize a liability for the fair value of a conditional asset retirement obligation if the fair value can be reasonably estimated even though uncertainty exists about the timing or method of settlement. The adoption of FIN 47 in fiscal 2006 did not have a material impact on the Company’s consolidated financial statements.
      Effective in the first quarter of fiscal 2006, the Company adopted SFAS 123R which revises SFAS No. 123, and supersedes APB Opinion No. 25. SFAS 123R requires all share-based payments to employees, including grants of employee stock options, be measured at fair value and expensed in the consolidated statement of operations over the service period (generally the vesting period). Upon adoption, the Company transitioned to SFAS 123R using the modified prospective application, whereby compensation

AVNET, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
cost is only recognized in the consolidated statements of operations beginning with the first period that SFAS 123R is effective and thereafter, with prior periods’ stock-based compensation for option and employee stock purchase plan activity still presented on a pro forma basis. The Company continues to use the Black-Scholes option valuation model to value stock options. As a result of the adoption of SFAS 123R, the Company recognized pre-tax charges of $10,475,000 in fiscal 2006, associated with the expensing of stock options and employee stock purchase plan activity. Additionally, the Company increased its grant activity under other stock-based compensation programs (while decreasing the number of options granted) that have always been expensed in the Company’s consolidated statements of operations, which yielded incremental expense under these other programs amounting to $6,170,000 when compared with fiscal 2005. In fiscal 2006, the combination of these two changes resulting from the adoption of SFAS 123R resulted in incremental expenses of $16,645,000 pre-tax (included in selling, general and administrative expenses), $10,554,000 after tax and $0.07 per share on a diluted basis.
      In November 2005, the FASB issued Staff Position No. 123R-3 (“FSP 123R-3”), Transition Election Relating to Accounting for the Tax Effects of Share-Based Payment Awards, which provides an optional alternative transition election for calculating the pool of excess tax benefits (“APIC pool”) available to absorb tax deficiencies recognized under SFAS 123R. Under FSP 123R-3, an entity can make a one time election to either use the alternative simplified method or use the guidance in SFAS 123R to calculate the APIC pool. The Company has elected to use the alternative simplified method under FSP 123R-3.
      In December 2004, the FASB issued Staff Position No. 109-2 (“FSP 109-2”), Accounting and Disclosure Guidance for the Foreign Earnings Repatriation Provision within the American Jobs Creation Act of 2004, which provides guidance for implementing the repatriation of earnings provisions of the American Jobs Creation Act of 2004 (the “Jobs Act”), which was enacted in October 2004, and the impact on the Company’s income tax expense and deferred income tax liabilities. However, FSP 109-2 allows additional time beyond the period of enactment to allow the Company to evaluate the effect of the Jobs Act on the Company’s plan for reinvestment or repatriation of foreign earnings. The Company has completed its evaluation of the impact of the repatriation provisions of FSP 109-2 and has elected not to repatriate any foreign earnings under the Jobs Act. As a result, the adoption of FSP 109-2 did not have a material impact on the Company’s consolidated financial statements.
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

2.	Acquisitions, divestitures and investments
      On July 5, 2005, the Company acquired Memec Group Holdings Limited (“Memec”), a global distributor that marketed and sold a portfolio of semiconductor devices from industry-leading suppliers in addition to providing customers with engineering expertise and design services. Memec, with sales of $2.28 billion (unaudited, see Unaudited Pro forma results in this Note 2) for the twelve months ended July 4, 2005, has been fully integrated into the Electronics Marketing group (“EM”) of Avnet as of the end of fiscal 2006.

Purchase price
      The consideration for the Memec acquisition consisted of stock and cash valued at approximately $506,882,000, including transaction costs, plus the assumption of $239,960,000 of Memec’s net debt (debt less

AVNET, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
cash acquired). All but $27,343,000 of this acquired net debt was repaid upon the closing of the acquisition. Under the terms of the purchase, Memec investors received 24,011,000 shares of Avnet common stock plus $63,957,000 of cash. The shares of Avnet common stock were valued at $17.42 per share, which represents the five-day average stock price beginning two days before the acquisition announcement on April 26, 2005.

Allocation of purchase price
      The Memec acquisition is accounted for as a purchase business combination. Assets acquired and liabilities assumed are recorded in the accompanying consolidated balance sheet at their estimated fair values as of July 5, 2005. A final allocation of purchase price to the assets acquired and liabilities assumed at the date of acquisition is presented in the below table. This allocation is based upon valuations using management’s estimates and assumptions. Adjustments to record the acquired assets and liabilities at fair value include: (1) write-offs or write-downs in the value of certain Memec information technology assets, including financial information systems, that were made redundant in the combined Memec and Avnet business through the continued use of Avnet’s existing systems; (2) the write-down of certain Memec inventory lines to estimated net realizable value as of the acquisition date based on anticipated demand, supplier return and stock rotation privileges, age analysis, and other known factors that existed as of the acquisition date; (3) write-downs in fair value of Memec owned facilities, the fair value of which was based upon management’s estimates of the current market values and possible selling price, net of selling costs for the facilities; and (4) recognition of other contractual obligations that will not provide any on-going benefit to the combined business. In addition, Memec historically placed valuation allowances on certain of its otherwise realizable deferred tax assets. Following the acquisition, Avnet analyzed these assets based upon the evaluation of relevant factors, assessed the likelihood of recoverability of these deferred tax assets and established, through purchase accounting, appropriate adjustments to these valuation allowances.
      In addition to the items discussed above, the assets and liabilities in the following table include liabilities recorded for actions taken as a result of plans to integrate the acquired operations into Avnet’s existing operations. Purchase accounting adjustments for such activities include: (1) severance costs for Memec workforce reductions; (2) lease commitments for leased Memec facilities that will no longer be used; (3) write-offs or write-downs in value of certain fixed assets and leasehold improvements that will have limited or no use in the combined business as a result of the facilities being exited; and (4) commitments related to other contractual obligations (see Acquisition-related exit activity accounted for in purchase accounting included in this Note 2).
      During the third quarter of fiscal 2006, the Company completed its valuation of identifiable intangible assets that resulted from the Memec acquisition. The Company allocated $22,600,000 of purchase price to intangible assets relating to customer relationships, which management estimates have a life of ten years, and $3,800,000 to intangible assets associated with the Memec tradename, which management estimates have a life of two years. In addition, the Company recorded $4,160,000 of amortization ($2,260,000 for customer relationships and $1,900,000 for tradename) during fiscal 2006. Amortization expense for the next five years is estimated to be $4,160,000 in fiscal 2007, and $2,260,000 in each of fiscal 2008 through 2011. These identifiable intangible assets other than goodwill are included in other long-term assets in the accompanying consolidated balance sheet at July 1, 2006.

AVNET, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
      Approximately $155,467,000 of goodwill associated with the Memec acquisition is deductible for tax purposes.

July 5, 2005

(Thousands)
Current assets	$702,649
Property, plant and equipment	19,917
Identifiable intangible assets other than goodwill	26,400
Goodwill	398,927
Other assets	98,831

Total assets acquired	1,246,724

Current liabilities, excluding current portion of long-term debt	434,799
Long-term liabilities	12,700
Total debt	27,343

Total liabilities assumed	474,842

Net assets acquired	$771,882

Cash acquired	(52,383)
Debt assumed	27,343

Purchase price and debt assumed, net of cash acquired	$746,842

      The acquisition of Memec expanded EM’s operations in each of the three major economic regions in the world. The combination of Memec’s Asian operations with Avnet’s Asia region has strengthened Avnet’s position in this key growth region. Memec’s already established position in Japan — the only U.S.-based distributor with such a presence in the Japanese market — also represents an opportunity by providing entry into this major electronic component marketplace. Because Memec’s operations and business model was similar to Avnet’s, management has been able to achieve significant operating expense synergies through the integration efforts which have been completed as of the end of fiscal 2006. The combination of these factors are the drivers behind the excess of purchase price paid over the value of assets and liabilities acquired.

Acquisition-related exit activity accounted for in purchase accounting
      As a result of the acquisition, the Company established and approved plans to integrate the acquired operations into all three regions of the Company’s EM operations, for which the Company recorded $73,380,000 in exit-related purchase accounting adjustments during fiscal 2006. These purchase accounting adjustments consist of severance for Memec workforce reductions, non-cancelable lease commitments and lease termination charges for leased facilities, and other contract termination costs associated with the exit activities.
      The following table summarizes the reserves related to exit activities that have been established through purchase accounting and the related activity that has occurred during fiscal 2006:

		Facility Exit
	Severance	Reserves/
	Reserves	Write-downs	Other	Total

	(Thousands)
Purchase accounting adjustments	$32,535	$36,243	$4,602	$73,380
Amounts utilized	(30,945)	(17,713)	(2,166)	(50,824)
Other, principally foreign currency translation	20	75	21	116

Balance at July 1, 2006	$1,610	$18,605	$2,457	$22,672

AVNET, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
      Total amounts utilized for exit-related activities during fiscal 2006 consisted of $43,067,000 in cash payments and $7,757,000 in non-cash asset write-downs.
      The purchase accounting reserves established for severance are for reductions of workforce acquired from Memec relating to over 700 personnel primarily in the Americas and EMEA regions, including reductions in senior management, administrative, finance and certain operational functions. These reductions are based on management’s assessment of redundant Memec positions compared with existing Avnet positions and are driven primarily by the consolidation of Memec facilities into Avnet facilities.
      The costs associated with the consolidation of over 60 Memec facilities are presented in Facility Exit Reserves/ Write-downs in the table above and include estimated future payments for non-cancelable leases, early lease termination costs, and write-downs or write-offs of Memec owned assets in these facilities, including capitalized equipment and leasehold improvements. These actions relate primarily to facilities located in the Americas and EMEA. These reserves have been established through purchase accounting based on actual costs incurred and, for reserves remaining at the end of fiscal 2006, are based on management’s best estimates of cost to be incurred.
      The other reserves in the table above relate primarily to remaining commitments and termination charges related to other contractual commitments of Memec that will no longer be of use in the combined business.
      Cash payments for severance are expected to be substantially paid out by the end of fiscal 2008, whereas reserves for other contractual commitments, particularly for certain lease commitments, will extend into fiscal 2013.

Unaudited Pro forma results
      Unaudited pro forma financial information is presented below as if the acquisition of Memec occurred at the beginning of fiscal 2005. The pro forma information presented below does not purport to present what the actual results would have been had the acquisition in fact occurred at the beginning of fiscal 2005, nor does the information project results for any future period. Pro forma financial information is not presented for fiscal 2006 because the acquisition occurred on July 5, 2005, which was three days after the beginning of the Company’s fiscal year 2006. As a result, the accompanying consolidated statement of operations for fiscal 2006 effectively includes Memec’s results of operations for comparative purposes.

Pro Forma Results
Year Ended
July 2, 2005

(Thousands, except per
share data
Pro forma sales	$13,350,482
Pro forma operating income	369,008
Pro forma net income	161,984
Pro forma diluted earnings per share	$1.11
Combined results for Avnet and Memec for the twelve months ended July 2, 2005 were adjusted for the following in order to create the unaudited pro forma results in the table above:

•	$47,957,000 pre-tax, $31,156,000 after-tax, or $0.20 per diluted share, for the twelve months ended July 2, 2005 for interest expense relating to Memec’s shareholder loans that were retired at acquisition through the issuance of Avnet common stock;

•	$12,038,000 pre-tax, $7,870,000 after-tax or $0.05 per diluted share for the twelve months ended July 2, 2005 for capitalized costs written off relating to Memec’s cancelled initial public offering and restructuring charges incurred by Memec.

AVNET, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

•	$1,899,000 pre-tax, $1,236,000 after-tax, or $0.01 per diluted share, for the twelve months ended July 2, 2005 for amortization relating to intangible assets and deferred financing costs for the shareholder loans that were retired at acquisition; and

•	the impact on pro forma diluted earnings per share of the 24,011,000 shares of Avnet’s common stock issued as part of the consideration.
      Unaudited pro forma results above exclude any benefits that may result from the acquisition due to synergies that were derived from the elimination of any duplicative costs. In addition, the pro forma results have not been adjusted to remove the following Memec costs, which management considers to be non-recurring:

•	$20,243,000 pre-tax, $13,141,000 after-tax, or $0.08 per diluted share, for the twelve months ended July 2, 2005, for interest expense relating to Memec’s loan secured by receivables and term loans that were paid immediately upon the close of the acquisition; and

•	$11,537,000 pre-tax, $7,595,000 after-tax, or $0.05 per diluted share, for the twelve months ended July 2, 2005, for selling, general and administrative costs relating to Memec’s non-recurring consulting and other project costs and annual management fee that will no longer be incurred following the acquisition and other severance-related costs.

Divestitures and investments
      During the third quarter of fiscal 2006, the Company completed the divestiture of two end-user business lines in its Technology Solutions (“TS”) Americas business. In January 2006, the Company sold its TS Americas end-user enterprise server and storage business line to a value-added reseller for net proceeds of $11,190,000. This business line sold various products and services directly to end-users. The Company concurrently executed an exclusive distribution agreement whereby the acquiring company will procure certain enterprise computer products under customary terms from Avnet for a five-year contract period.
      In February 2006, the Company contributed cash and certain operating assets and liabilities of its TS Americas end-user network solutions business line into a joint venture with Calence Inc. in exchange for an investment interest in the joint venture, called Calence LLC. This business line provided network and related products and services directly to customers and generated annual revenues of less than $200,000,000 for Avnet. Avnet’s equity investment in Calence LLC of $18,799,000 (consisting of $13,948,000 in cash paid and $4,851,000 of net assets contributed) is being accounted for under the equity method, with this investment included in other long-term assets on the accompanying consolidated balance sheet.
      In April 2006, the Company sold the net assets of two small, non-core EM specialty businesses in EMEA and retained a 16% investment in one of the businesses following the sale. Net proceeds received from the sale of these two businesses were $11,589,000.
      As a result of these divestitures, the Company recorded a net pre-tax loss of $2,601,000 during fiscal 2006.

Fiscal 2005
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

AVNET, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
with annual sales of approximately $15,000,000, was integrated into Avnet’s Technology Solutions operations in Europe. The Company acquired DNS for cash consideration, net of cash acquired, totaling $1,098,000.

Fiscal 2004
      During fiscal 2004, the Company completed a contingent purchase price payment associated with its January 2000 acquisition of 84% of the stock of Eurotronics B.V., which went to market as SEI. Pursuant to the terms of the share purchase agreement, in fiscal 2004, Avnet paid $48,930,000 to former shareholders of Eurotronics B.V. in final settlement of contingent consideration related to this acquisition. This payment resulted in an addition to goodwill of $33,930,000 and a reduction of additional paid-in capital of $15,000,000, based upon an initial estimate of the fair value of the stock guarantee incorporated into the purchase price accounting at the time of the Eurotronics B.V. acquisition. During fiscal 2004, the Company also acquired the interest of a 9% minority shareholder in the Company’s majority-owned Brazilian subsidiary, Avnet do Brasil, LTDA and made contingent purchase price payments associated with certain companies acquired in prior years. The acquisition of minority interests and contingent purchase price payments discussed above required a total investment of $50,528,000, all of which was paid in cash.

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
      In August 2005, the Company amended the Program to, among other things, increase the maximum amount available for borrowing from $350,000,000 to $450,000,000. In addition, the amended Program now provides that financing under the Program no longer qualifies as off-balance sheet financing. As a result, the receivables and related debt obligation remain on the Company’s consolidated balance sheet as amounts are drawn on the Program. The Program, as amended, has a one year term which has recently been renewed and expires in August 2007. At July 1, 2006, there was $40,000,000 in drawings outstanding under the Program.
      Expenses associated with the Program in effect at July 1, 2006 were as follows:

	Years Ended

	July 1,	July 2,	July 3,
	2006	2005	2004

	(Thousands)
Losses on sales of receivables and discount on retained interest, net of servicing revenues	$—	$—	$52
Program, facility and professional fees	1,678	2,999	2,358

Total	$1,678	$2,999	$2,410

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

4.	Comprehensive income
      The following table illustrates the cumulative balances of comprehensive income items at July 1, 2006, July 2, 2005 and July 3, 2004:

	July 1,	July 2,	July 3,
	2006	2005	2004

	(Thousands)
Cumulative translation adjustments, net	$223,104	$179,853	$188,678
Cumulative minimum pension liability adjustments, net of income taxes	(36,228)	(56,148)	(37,483)

Total	$186,876	$123,705	$151,195

5.	Property, plant and equipment, net
      Property, plant and equipment are recorded at cost and consist of the following:

	July 1,	July 2,
	2006	2005

	(Thousands)
Land	$4,326	$4,008
Buildings	81,619	69,758
Machinery, fixtures and equipment	494,660	482,165
Leasehold improvements	39,750	38,088

	620,355	594,019
Less — accumulated depreciation and amortization	(460,922)	(436,591)

	$159,433	$157,428

      Depreciation and amortization expense related to property, plant and equipment was $55,053,000, $55,955,000 and $58,644,000 in fiscal 2006, 2005 and 2004, respectively.

6.	Goodwill
      The following table presents the carrying amount of goodwill, by reportable segment, for the periods presented:

	Electronics	Technology
	Marketing	Solutions	Total

	(Thousands)
Carrying value at July 3, 2004	$637,174	$257,708	$894,882
Additions	—	507	507
Foreign currency translations	(52)	(37)	(89)

Carrying value at July 2, 2005	$637,122	$258,178	$895,300
Additions	403,259	795	404,054
Divestitures	(2,933)	—	(2,933)
Foreign currency translations	21	155	176

Carrying value at July 1, 2006	$1,037,469	$259,128	$1,296,597

AVNET, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
      The additions in fiscal 2006 for EM primarily relate to the Memec acquisition and reflect purchase accounting adjustments recorded during fiscal 2006 (see Note 2). The additions in EM also relate to the purchase of shares formerly held by a minority interest holder in one of the Company’s Israeli subsidiaries. The additions in Technology Solutions relate primarily to a final earnout payment made in the first quarter of fiscal 2006 to the former owners of DNS Slovakia, which was acquired by Avnet in fiscal 2005. During fiscal 2006, the Company divested a small, non-core EM business (see Note 2) for which the write off of goodwill was included in the loss on sale of business recorded in the consolidated statement of operations. Additions during fiscal 2005 related primarily to the acquisition of DNS Slovakia (see Note 2).

7.	External financing
      Short-term debt consists of the following:

	July 1,	July 2,
	2006	2005

	(Thousands)
8.00% Notes due November 15, 2006	$143,675	$—
Bank credit facilities	130,725	60,468
Accounts receivable securitization	40,000	—
Other debt due within one year	1,616	830

Short-term debt	$316,016	$61,298

      Bank credit facilities consist of various committed and uncommitted lines of credit with financial institutions utilized primarily to support the working capital requirements of foreign operations, including bank credit facilities in Japan assumed as part of the acquisition of Memec (see Note 2). The weighted average interest rates on the bank credit facilities at July 1, 2006 and July 2, 2005 were 4.1% and 4.0%, respectively. Although interest rates generally rose during fiscal 2006, the weighted average rate at July 1, 2006 only increased slightly compared to July 2, 2005 primarily due to the mix of outstanding borrowings amongst the Company’s different bank credit facilities. Specifically, at July 1, 2006, more than 25% of borrowings on bank credit facilities were drawn on the Japanese facility acquired with Memec in the first quarter of fiscal 2006. The interest rates for borrowings under this facility average less than 1%. The Company has an accounts receivable securitization program which is described in Note 3. There was $40,000,000 of drawings outstanding under the Program at July 1, 2006.
      During fiscal 2005, the Company repaid the remaining $2,956,000 of the 4.5% Convertible Notes that matured on September 1, 2004 and repaid the remaining $86,633,000 of the 7 7/8% Notes that matured on February 15, 2005.
      Long-term debt consists of the following:

	July 1,	July 2,
	2006	2005

	(Thousands)
8.00% Notes due November 15, 2006	$—	$400,000
9 3/4% Notes due February 15, 2008	361,360	475,000
6% Notes due September 1, 2015	250,000	—
2% Convertible Senior Debentures due March 15, 2034	300,000	300,000
Other long-term debt	14,931	7,285

Subtotal	926,291	1,182,285
Fair value adjustment for hedged 9 3/4% and 8% Notes	(7,481)	910

Long-term debt	$918,810	$1,183,195

AVNET, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
      As of July 2, 2005, the Company had an unsecured $350,000,000 credit facility with a syndicate of banks (the “Credit Facility”), expiring in June 2007. During the second quarter of fiscal 2006, the Company amended and restated the Credit Facility to, among other things, increase the borrowing capacity from $350,000,000 to $500,000,000, and increase the maximum amount of the total facility that can be used for letters of credit from $75,000,000 to $100,000,000 (the “Amended Credit Facility”). In addition, the Amended Credit Facility has a five-year term that matures in October 2010. The Company may still select from various interest rate options, currencies and maturities under the Amended Credit Facility. The Amended Credit Facility contains certain covenants, all of which the Company was in compliance with as of July 1, 2006. At July 1, 2006, there was $6,000,000 drawn and $22,925,000 in letters of credit issued under the Amended Credit Facility included in other long-term debt in the preceding table. There were no borrowings under the Credit Facility at July 2, 2005.
      In August 2005, the Company issued $250,000,000 of 6.00% Notes due September 1, 2015 (the “6% Notes”). The proceeds from the offering, net of discount and underwriting fees, were $246,483,000. The Company used these proceeds, plus cash and cash equivalents on hand, to fund the tender and repurchase of $250,000,000 of the 8.00% Notes due November 15, 2006 (the “8% Notes”), at a price of $1,045 per $1,000 principal amount of Notes. In addition, the Company repurchased $4,095,000 of the 8% Notes at a premium of approximately $1,038 per $1,000 principal amount of Notes in September 2005 and repurchased an additional $2,230,000 of the 8% Notes at a premium of approximately $1,026 per $1,000 principal amount of Notes in December 2005. The repurchase of the 8% Notes and the termination of the interest rate swaps noted below resulted in debt extinguishment costs of $11,666,000 pre-tax, $7,052,000 after tax and $0.05 per share on a diluted basis.
      In June 2006, the Company repurchased $113,640,000 of the $475,000,000 of 9 3/4% Notes due February 15, 2008 (the 9 3/4% Notes”) at a price of approximately $1,058 per $1,000 principal amount of Notes. In connection with this repurchase, the Company terminated one of the interest rate swaps with a notional amount of $100,000,000 that hedged a portion of the 9 3/4% Notes. The termination of this swap and repurchase of the related hedged debt (9 3/4% Notes) resulted in debt extinguishment costs of $10,919,000 pre-tax, $6,601,000 after tax and $0.04 per share on a diluted basis. As a result of the tender and total repurchases in fiscal 2006, as previously described, and the termination of interest rate swaps noted below, the Company incurred total debt extinguishment costs of $22,585,000 pre-tax, $13,653,000 after tax and $0.09 per share on a diluted basis, relating primarily to premiums and other transaction costs.
      In March 2004, the Company issued $300,000,000 of 2% Convertible Senior Debentures due March 15, 2034 (the “Debentures”). The Debentures are convertible into Avnet common stock at a rate of 29.5516 shares of common stock per $1,000 principal amount of Debentures. The Debentures are only convertible under certain circumstances, including if: (i) the closing price of the Company’s common stock reaches $45.68 per share (subject to adjustment in certain circumstances) for a specified period of time; (ii) the average trading price of the Debentures falls below a certain percentage of the conversion value per Debenture for a specified period of time; (iii) the Company calls the Debentures for redemption; or (iv) certain corporate transactions, as defined, occur. Upon conversion, the Company will deliver cash in lieu of common stock as the Company made an irrevocable election pursuant to the terms of the indenture in December 2004 to satisfy the principal portion of the Debentures, if converted, in cash. The Company may redeem some or all of the Debentures for cash any time on or after March 20, 2009 at the Debentures’ full principal amount plus accrued and unpaid interest, if any. Holders of the Debentures may require the Company to purchase, in cash, all or a portion of the Debentures on March 15, 2009, 2014, 2019, 2024 and 2029, or upon a fundamental change, as defined, at the Debentures’ full principal amount plus accrued and unpaid interest, if any.
      The proceeds from the issuance of the Debentures, net of underwriting fees, were $292,500,000. The Company used these proceeds to fund the tender and purchase of $273,367,000 of its 7 7/8% Notes due

AVNET, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
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
      At July 2, 2005, the Company had three additional interest rate swaps with a total notional amount of $300,000,000 in order to hedge the change in fair value of the 9 3/4% Notes related to fluctuations in interest rates. As discussed previously, in June 2006, the Company terminated one of the three $100,000,000 notional amount interest rate swaps in connection with the $113,640,000 repurchase of the 9 3/4% Notes. As $100,000,000 of the repurchase related to the terminated interest rate swap, the $3,471,000 of costs incurred to terminate the swap were included in the debt extinguishment costs recorded in fiscal 2006. The remaining hedges are classified as fair value hedges and mature in February 2008. These interest rate swaps modify the Company’s interest rate exposure by effectively converting the fixed rate on the 9 3/4% Notes to a floating rate (11.7% at July 1, 2006) based on three-month U.S. LIBOR plus a spread through their maturities.
      The hedged fixed rate debt and the interest rate swaps are adjusted to current market values through interest expense in the accompanying consolidated statements of operations. The Company accounts for the hedges using the shortcut method as defined under Statement of Financial Accounting Standards No. 133, Accounting for Derivative Instruments and Hedging Activities, as amended by Statement of Financial Accounting Standards No. 138, Accounting for Certain Derivative Instruments and Hedging Activities. Due to the effectiveness of the hedges since inception, the market value adjustments for the hedged debt and the interest rate swaps directly offset one another. The fair value of the interest rate swaps at July 1, 2006 was a liability of $7,481,000 which is included in other long-term liabilities and a corresponding fair value adjustment of the hedged debt decreased long-term debt by the same amount. The fair value of the interest rate swaps at July 2, 2005 was an asset of $910,000, which is included in other long-term assets in the accompanying consolidated balance sheet and a corresponding fair value adjustment of the hedged debt increased long-term debt by the same amount.
      The Company had total borrowing capacity of $950,000,000 at July 1, 2006 under the Amended Credit Facility and the accounts receivable securitization program (see Note 3), against which $22,925,000 in letters of credit were issued under the Amended Credit Facility as of July 1, 2006, and a combined $46,000,000 was drawn under both facilities, resulting in $881,075,000 of net availability. Although these issued letters of credit are not actually drawn upon at July 1, 2006, they utilize borrowing capacity under the Amended Credit Facility and are considered in the overall borrowing capacity noted above.

AVNET, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
      Aggregate debt maturities for fiscal 2007 through 2011 and thereafter are as follows (in thousands):

2007	$316,016
2008	361,464
2009	1,717
2010	1,774
2011	7,881
Thereafter	553,455

Subtotal	1,242,307
Fair value adjustment for hedged 9 3/4% Notes	(7,481)

Total debt	$1,234,826

      At July 1, 2006, the fair value, generally based upon quoted market prices, of the 2% Convertible Senior Debentures due March 15, 2034 is $279,000,000, the fair value of the 6% Notes due 2015 is $233,185,000, and the fair value of the 8% Notes due November 2006 is $144,731,000. Additionally, the $161,360,000 of the 9 3/4% Notes that are not covered by the fair value hedges discussed above had a fair value of $170,800,000 at July 1, 2006.

8.	Accrued expenses and other
      Accrued expenses and other consist of the following:

	July 1,	July 2,
	2006	2005

	(Thousands)
Payroll, commissions and related accruals	$153,041	$144,856
Income taxes	137,995	77,292
Other	177,118	137,359

	$468,154	$359,507

      At July 1, 2006 and July 2, 2005, accruals for income tax contingencies of $90,119,000 and $52,387,000, respectively, are included in accrued income taxes. These contingency reserves relate to various tax matters and result from dealing with uncertainties in the application of complex tax regulations in the large number of global tax jurisdictions in which the Company operates. In accordance with Statement of Financial Accounting Standard No. 5, Accounting for Contingencies, the Company recognizes these tax liabilities based upon best estimates of whether, and the extent to which, additional taxes and interest may be due. These reserves are adjusted as facts and circumstances change.
      During fiscal 2006, Avnet acquired income tax contingency reserves as a result of the Memec acquisition and recorded additional contingency reserves for tax exposures in the EMEA and Asia regions, partially offset by the favorable settlement of a European audit. During fiscal 2005, a portion of the contingency reserve was reclassified to the valuation allowance (see Note 9) as it related to certain previously recorded deferred tax assets for which a reserve was and continues to be warranted. During fiscal 2005, the Company also reversed certain of its contingency reserves through the tax provision principally based upon favorable settlement of open audit issues and as a result of indications, based on current facts and circumstances, that the Company’s potential liability is likely less than originally estimated.

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

	Years Ended

	July 1,	July 2,	July 3,
	2006	2005	2004

	(Thousands)
Current:
Federal	$3,483	$(9,791)	$861
State and local	7,016	(1,272)	572
Foreign	48,932	18,849	26,883

Total current taxes	59,431	7,786	28,316

Deferred:
Federal	48,989	29,901	(8,835)
State and local	1,481	6,452	(1,720)
Foreign	1,699	27,381	7,740

Total deferred taxes	52,169	63,734	(2,815)

Provision for income taxes	$111,600	$71,520	$25,501

      The provision for (benefit from) income taxes noted above is computed based upon the split of income (loss) before income taxes from U.S. and foreign operations. U.S. income before income taxes was $130,452,000, $85,439,000 and $13,682,000 and foreign income before income taxes was $185,695,000, $154,320,000, and $84,716,000 in fiscal 2006, 2005 and 2004, respectively.
      A reconciliation between the federal statutory tax rate and the effective tax rate is as follows:

	Years Ended

	July 1,	July 2,	July 3,
	2006	2005	2004

Federal statutory rate	35.0%	35.0%	35.0%
State and local income taxes, net of federal benefit	2.0	1.4	(1.1)
Foreign tax rates, including impact of valuation allowances	(3.8)	(3.9)	(10.2)
Change in contingency reserves (Note 8)	1.6	(2.3)	—
Other non-deductible expenses	0.4	0.4	1.2
Other, net	0.1	(0.8)	1.0

Effective tax rate	35.3%	29.8%	25.9%

      Foreign tax rates generally consist of the impact of the difference between foreign and federal statutory rates applied to foreign income (losses) and also include the impact of valuation allowances against the Company’s otherwise realizable foreign loss carry-forwards. In fiscal 2006, the effective tax rate was impacted by a loss on the sale of a small, non-core EM business in the EMEA region for which no tax benefit is available as well as additional contingency reserves due to the recognition of tax exposures in the EMEA and Asia regions, partially offset by the favorable settlement of a European audit. The Company reclassified certain contingency reserves to the valuation allowance in fiscal 2005 (see Note 8). The additional valuation

AVNET, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
allowances recorded during fiscal 2004 are substantially offset by tax benefits related to certain foreign losses that are deductible in the United States. The Company determines its valuation allowance through an evaluation of relevant factors used to assess the likelihood of recoverability of the Company’s deferred tax assets.
      The significant components of deferred tax assets and liabilities, included primarily in other long-term assets on the consolidated balance sheets, are as follows:

	July 1,	July 2,
	2006	2005

	(Thousands)
Deferred tax assets:
Inventory valuation	$7,108	$5,421
Accounts receivable valuation	16,057	19,497
Federal, state and foreign tax loss carry-forwards	409,344	335,395
Various accrued liabilities and other	49,117	21,646

	481,626	381,959
Less — valuation allowance	(270,745)	(191,983)

	210,881	189,976
Deferred tax liabilities:
Depreciation and amortization of property, plant and equipment	833	9,081

Net deferred tax assets	$210,048	$180,895

      During fiscal 2006, the Company acquired deferred tax assets and related valuation allowances as a result of the acquisition of Memec (see Note 2). Following the acquisition, Avnet analyzed these assets based upon the evaluation of relevant factors, assessed the likelihood of recoverability of these deferred tax assets and established, through purchase accounting, appropriate adjustments to these valuation allowances. As of July 1, 2006, the Company had foreign net operating loss carry-forwards, including those acquired with Memec, of approximately $1,064,404,000, approximately $100,030,000 of which have expiration dates ranging from fiscal 2007 to 2021 and the remaining $964,374,000 of which have no expiration date. The carrying value of the Company’s net operating loss carry-forwards is dependent upon the Company’s ability to generate sufficient future taxable income in certain tax jurisdictions. In addition, the Company considers historic levels of income, expectations and risk associated with estimates of future taxable income and on-going prudent and feasible tax planning strategies in assessing a tax valuation allowance. The Company also had U.S. federal net operating loss carry-forwards of approximately $123,431,000 as of July 1, 2006, which have expiration dates ranging from fiscal 2019 to 2025.

10.	Pension and retirement plans

Pension Plan
      The Company’s noncontributory defined benefit pension plan (the “Plan”) covers substantially all domestic employees. Employees are eligible to participate in the Plan following the first year of service during which they worked at least 1,000 hours. The Plan provides defined benefits pursuant to a cash balance feature whereby a participant accumulates a benefit based upon a percentage of current salary, which varies with age, and interest credits. The Company uses June 30 as the measurement date for determining pension expense and benefit obligations for each fiscal year.
      Not included in the tabulations and discussions that follow are pension plans of certain non-U.S. subsidiaries, which are not material.

AVNET, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
      The following tables outline changes in benefit obligations, plan assets and the funded status of the Plan as of the end of fiscal 2006 and 2005:

	July 1,	July 2,
	2006	2005

	(Thousands)
Changes in benefit obligations:
Benefit obligations at beginning of year	$265,638	$222,808
Service cost	15,165	13,365
Interest cost	14,171	14,059
Actuarial (gain) loss	(28,378)	28,605
Benefits paid	(15,596)	(13,199)

Benefit obligations at end of year	$251,000	$265,638

Change in plan assets:
Fair value of plan assets at beginning of year	$169,423	$154,117
Actual return on plan assets	20,162	15,174
Benefits paid	(15,596)	(13,199)
Contributions	58,638	13,331

Fair value of plan assets at end of year	$232,627	$169,423

Information on funded status of plan and the amount recognized:
Funded status of the plan	$(18,373)	$(96,215)
Unrecognized net actuarial loss	63,414	95,895
Unamortized prior service credit	(45)	(366)

Prepaid (accrued) pension cost recognized in the consolidated balance sheets	$44,996	$(686)

Pre-tax additional minimum pension liability recognized in comprehensive income	$(63,369)	$(95,529)

      Weighted average assumptions used to calculate actuarial present values of benefit obligations are as follows:

	2006	2005

Discount rate	6.50%	5.50%
      Under the cash balance plan, service costs are based solely on current year salary levels; therefore, projected salary increases are not taken into account.
      Weighted average assumptions used to determine net benefit costs are as follows:

	2006	2005

Discount rate	5.50%	6.50%
Expected return on plan assets	9.00%	9.00%
      The Company bases its discount rate on a hypothetical portfolio of bonds rated Aa by Moody’s Investor Services or AA by Standard & Poors. The bonds selected for this determination are based upon the estimated amount and timing of payouts of the pension plan.

AVNET, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
      Components of net periodic pension costs during the last three years are as follows:

	Years Ended

	July 1,	July 2,	July 3,
	2006	2005	2004

	(Thousands)
Service cost	$15,165	$13,365	$14,295
Interest cost	14,171	14,059	12,990
Expected return on plan assets	(20,577)	(16,527)	(16,389)
Recognized net actuarial loss	4,518	1,343	734
Amortization of prior service credit	(321)	(321)	(321)

Net periodic pension cost	$12,956	$11,919	$11,309

      The Company made contributions to the Plan of $58,638,000 during fiscal 2006. The Company may make additional voluntary contributions to the Plan during fiscal 2007.
      Benefit payments are expected to be paid to participants as follows for the next five fiscal years and the aggregate for the five years thereafter (in thousands):

2007	$17,956
2008	13,528
2009	14,349
2010	16,881
2011	15,652
2012 through 2016	90,742
      The Plan’s assets are held in trust and were allocated as follows as of the June 30 measurement date for fiscal 2006 and 2005:

	2006	2005

Equity securities	75%	72%
Debt securities	24	27
Other investments, primarily money market funds	1	1
      The general investment objectives of the Plan are to maximize returns through a diversified investment portfolio in order to earn annualized returns that meet the long-term cost of funding the Plan’s pension obligations while maintaining reasonable and prudent levels of risk. The target rate of return on Plan assets is currently 9%, which represents the average rate of earnings expected on the funds invested or to be invested to provide for the benefits included in the benefit obligation. This assumption has been determined by combining expectations regarding future rates of return for the investment portfolio along with the historical and expected distribution of investments by asset class and the historical rates of return for each of those asset classes. The mix of equity securities is typically diversified to obtain a blend of domestic and international investments covering multiple industries. The Plan assets do not include any material investments in Avnet common stock. The Plan’s investments in debt securities are also diversified across both public and private fixed income portfolios. The Company’s current target allocation for the investment portfolio is for equity securities, both domestic and international, to represent approximately 76% of the portfolio with a policy for minimum investment in equity securities of 60% of the portfolio and a maximum of 92%. The majority of the remaining portfolio of investments is to be invested in fixed income securities.

AVNET, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

401(k) Plan
      The Company has a 401(k) plan that covers substantially all domestic employees. Employees are eligible to participate in the 401(k) plan on the first month after completing 90 days of service. The expense, including matching contributions, relating to the 401(k) plan for fiscal 2006, 2005 and 2004 totaled $1,651,000, $1,448,000 and $1,478,000 respectively.

11.	Long-term leases
      The Company leases many of its operating facilities and is also committed under lease agreements for transportation and operating equipment. Rent expense charged to operations during the last three years is as follows:

	Years Ended

	July 1,	July 2,	July 3,
	2006	2005	2004

	(Thousands)
Buildings	$46,436	$39,720	$41,043
Equipment	5,715	5,240	5,462

	$52,151	$44,960	$46,505

      The aggregate future minimum operating lease commitments, principally for buildings, in 2007 through 2011 and thereafter (through 2014), are as follows (in thousands):

2007	$58,291
2008	44,659
2009	34,531
2010	29,331
2011	20,516
Thereafter	26,635

Total	$213,963

12.	Stock-based compensation plans

Stock option plans
      Effective in the first quarter of fiscal 2006, the Company adopted SFAS 123R which revises SFAS 123 and supersedes APB No. 25. SFAS 123R requires all share-based payments to employees, including grants of employee stock options, be measured at fair value and expensed in the consolidated statement of operations over the service period (generally the vesting period). Upon adoption, the Company transitioned to SFAS 123R using the modified prospective application, whereby compensation cost is only recognized in the consolidated statements of operations beginning with the first period that SFAS 123R is effective and thereafter, with prior periods’ stock-based compensation for option and employee stock purchase plan activity still presented on a pro forma basis. The Company continues to use the Black-Scholes option valuation model to value stock options. As a result of the adoption of SFAS 123R, the Company recognized pre-tax charges of $10,475,000 in fiscal 2006, associated with the expensing of stock options and employee stock purchase plan activity. Additionally, the Company increased its grant activity under other stock-based compensation programs (while decreasing the number of stock options granted) that have always been expensed in the Company’s consolidated statements of operations, which yielded incremental expense under these other programs amounting to $6,170,000 when compared with the fiscal 2005. In fiscal 2006, the combination of these two changes resulting from the adoption of SFAS 123R resulted in incremental expenses of $16,645,000

AVNET, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
pre-tax (included in selling, general and administrative expenses), $10,554,000 after tax and $0.07 per share on a diluted basis.
      Reported and pro forma net income and earnings per share are as follows:

	Years Ended

	July 1,	July 2,	July 3,
	2006	2005	2004

	(Thousands, except per share data)
Pre-tax stock-based compensation expense assuming fair value method applied to all awards(1)	$18,096	$13,895	$15,879

Stock-based compensation expense, net of tax	$11,477	$8,400	$9,598

Net income, as reported	$204,547	$168,239	$72,897
Fair value impact of employee stock compensation not reported in net income, net of tax	—	(7,717)	(9,668)

Pro forma net income	$204,547	$160,522	$63,229

Earnings per share:
Basic — as reported	$1.40	$1.39	$0.61

Diluted — as reported	$1.39	$1.39	$0.60

Basic — pro forma	$1.40	$1.33	$0.53

Diluted — pro forma	$1.39	$1.32	$0.52

(1)	Includes stock-based compensation expense for incentive stock, stock options, Employee Stock Purchase Plan activity and directors’ compensation for the periods presented.
      The fair value of options granted is estimated on the date of grant using the Black-Scholes model based on the assumptions in the table below. The assumption for the expected term is based on evaluations of historical and expected future employee exercise behavior. The risk-free interest rate is based on the US Treasury rates at the date of grant with maturity dates approximately equal to the expected term at the grant date. The historical volatility of Avnet’s stock is used as the basis for the volatility assumption.

	Years Ended

	July 1,	July 2,	July 3,
	2006	2005	2004

Expected term (years)	6.0	6.0	6.1
Risk-free interest rate	4.1%	3.5%	3.4%
Weighted average volatility	43.4%	44.8%	46.9%
Dividend yield	—	—	—
      At July 1, 2006, the Company had 13,851,086 shares of common stock reserved for stock option and stock incentive programs.

AVNET, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Stock option plans
      The Company has four stock option plans with shares available for grant at July 1, 2006 as follows:

	Plan

	1996	1997	1999	2003

Minimum exercise price as a percentage of fair market value at date of grant	100%	85%	85%	85%
Plan termination date	December 31, 2006	November 19, 2007	November 21, 2009	September 18, 2013
Shares available for grant at July 1, 2006	201,054	17,376	131,526	3,046,026
      Option grants under all four plans have a contractual life of ten years. Option grants vest 25% on each anniversary of the grant date, commencing with the first anniversary.
      The following is a summary of the changes in outstanding options for fiscal 2006:

			Weighted
		Weighted	Average
		Average	Remaining
		Exercise	Contractual	Aggregate
	Shares	Price	Life	Intrinsic Value

Outstanding at July 2, 2005	9,955,201	$20.28	68 months
Granted	249,000	24.77	111 months
Exercised	(1,694,046)	18.23	42 months
Forfeited or expired	(439,943)	22.16	62 months

Outstanding at July 1, 2006	8,070,212	20.75	61 months	$1,131,000

Exercisable at July 1, 2006	6,051,356	21.69	50 months	$1,131,000

The weighted-average grant-date fair values of share options granted during fiscal 2006, 2005, and 2004 were $11.86, $8.40 and $9.02, respectively. The total intrinsic values of share options exercised during fiscal 2006, 2005 and 2004 was $684,000, $109,000 and $412,000, respectively.
      The following is a summary of the changes in non-vested shares for the fiscal year ended July 1, 2006:

		Weighted
		Average
		Grant-Date
	Shares	Fair Value

Non-vested shares at July 2, 2005	3,319,228	$8.05
Granted	249,000	11.86
Vested	(1,359,234)	7.86
Forfeited	(190,138)	8.44

Non-vested at July 1, 2006	2,018,856	8.61

      As of July 1, 2006, there was $17,391,000 of total unrecognized compensation cost related to non-vested awards granted under the option plans, which is expected to be recognized over a weighted-average period of

AVNET, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
3.0 years. The total fair values of shares vested during fiscal 2006, 2005 and 2004 were $10,689,000, $12,548,000 and $10,752,000, respectively.
      Cash received from option exercises during fiscal 2006, 2005 and 2004 totaled $30,879,000, $3,231,000, and $15,264,000, respectively. The impact of these cash receipts is included in “Other, net, financing activities” in the accompanying consolidated statements of cash flows.

Employee stock purchase plan
      The Company has an Employee Stock Purchase Plan (“ESPP”), which was amended effective January 2006. Under the terms of the amended ESPP, eligible employees of the Company are offered options to purchase shares of Avnet common stock at a price equal to 95% of the fair market value on the last day of each monthly offering period. Previously the plan offered employees options to purchase shares of Avnet stock at a price equal to 85% of the fair market value on the first or last day, whichever was lower, of each monthly offering period. As a result of these amended terms, Avnet is not required to record expense in the consolidated statements of operations related to the ESPP subsequent to the second quarter of fiscal 2006. Therefore, the Company did not recognize any pre-tax compensation expense under the ESPP plan during the third or fourth quarters of fiscal 2006. The pre-tax compensation expense recognized under the ESPP during fiscal 2006 with the adoption of SFAS 123R was $465,000.
      The Company has a policy of repurchasing shares on the open market to satisfy shares purchased under the ESPP, and expects future repurchases during fiscal 2007 to be less than repurchases made during fiscal 2006, based on current estimates of participation in the program. During fiscal 2006, 2005 and 2004, there were 175,454, 289,241, and 304,641 shares of common stock issued under the ESPP program.

Incentive stock
      The Company has an Incentive Stock Program wherein, at July 1, 2006, a total of 1,150,155 shares were still available for award, under Avnet’s 2003 Stock Compensation Plan. The above referenced share balance is also available for the granting of performance-based awards, as discussed below. Delivery of incentive shares, and the associated compensation expense, is spread equally over a five-year period and is subject to the employee’s continued employment by the Company. As of July 1, 2006, 589,032 shares previously awarded have not yet been delivered. Pre-tax compensation expense associated with this program was $4,586,000 and $975,000 for fiscal years 2006 and 2005, respectively. In 2004 the Company did not award shares under this program.

Performance shares
      Beginning in fiscal 2006, eligible employees, including Avnet’s executive officers, may receive a portion of their long-term equity-based incentive compensation through the performance share program under Avnet’s 2003 Stock Compensation Plan, which allows for the award of stock based upon performance-based criteria (“Performance Shares”). The Performance Shares will provide for payment to each grantee of a number of shares of Avnet’s common stock at the end of a three-year period based upon the Company’s achievement of performance goals established by the Compensation Committee of the Board of Directors for each three-year period. These performance goals are based upon a three-year cumulative increase in the Company’s absolute economic profit, as defined, over the prior three-year period and the increase in the Company’s economic profit relative to the increase in the economic profit of a peer group of companies. During fiscal 2006, the Company granted 194,530 performance shares to be awarded to participants in the Performance Share program in three years. The actual amount of Performance Shares issued at the end of the three year period will be determined based upon the level of achievement of the defined performance goals. During each of the first two years of this new program, participants may earn (vest in) a portion of the award granted, with the

AVNET, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
shares to be issued at the end of the three-year period. During fiscal 2006, the Company recognized pre-tax compensation expense associated with the Performance Shares of $2,559,000.

Outside director stock bonus plan
      Prior to the second quarter of fiscal 2006, the Company had a program whereby non-employee directors were awarded shares equal to $20,000 of Avnet common stock upon their re-election each year, as part of their director compensation package. Directors may elect to receive this compensation in the form of common stock under the Outside Director Stock Bonus Plan or they may elect to defer their compensation to be paid in common stock at a later date. Shares under this plan were issued in January of each year and the number of shares was calculated by dividing $20,000 by the average of the high and low price of Avnet common stock on the first business day of January. During the second quarter of fiscal 2006, this plan was amended such that directors are awarded shares equal to $75,000 effective with the January 2006 award. The increase in the value of shares awarded to directors of the Company was part of a change in director’s compensation, which also eliminated the granting of options to the non-employee directors. As of July 1, 2006, this plan has been effectively terminated, and all future equity awards to non-employee directors will be made under Avnet’s 2003 Stock Compensation Plan.

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

14.	Earnings per share
      Basic earnings per share is computed based on the weighted average number of common shares outstanding and excludes any potential dilution. Diluted earnings per share reflect potential dilution from the exercise or conversion of securities into common stock.

	Years Ended

	July 1,	July 2,	July 3,
	2006	2005	2004

	(Thousands, except per share data)
Numerator:
Net income for basic earnings per share	$204,547	$168,239	$72,897
Interest on 4.5% Convertible Notes due September 1, 2004	—	—	100

Net income for diluted earnings per share	$204,547	$168,239	$72,997

Denominator:
Weighted average common shares for basic earnings per share	145,942	120,629	120,086
Net effect of dilutive stock options and restricted stock awards	1,208	840	1,113
Net effect of 4.5% Convertible Notes due September 1, 2004	—	—	53

Weighted average common shares for diluted earnings per share	147,150	121,469	121,252

Basic earnings per share	$1.40	$1.39	$0.61

Diluted earnings per share	$1.39	$1.39	$0.60

AVNET, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
      Shares issuable upon conversion of the 2% Convertible Debentures are excluded from the computation of earnings per share for fiscal 2006, 2005 and 2004 because, upon conversion, the Company will deliver cash in lieu of common stock as the Company made an irrevocable election in December 2004 to satisfy the principal portion of the Debentures, if converted, in cash (see Note 7).
      The effects of certain stock options and restricted stock awards are also excluded from the determination of the weighted average common shares for diluted earnings per share in each of the periods presented as the effects were antidilutive or the exercise price for the outstanding options exceeded the average market price for the Company’s common stock. Accordingly, in fiscal 2006, 2005 and 2004, the effects of approximately 2,549,000, 3,805,000 and 4,276,000 shares, respectively, related to stock options are excluded from the computation above, all of which relate to options for which exercise prices were greater than the average market price of the Company’s common stock (see Note 12 for options outstanding and weighted average exercise prices).

15.	Additional cash flow information
      Other non-cash and reconciling items consist of the following:

	Years Ended

	July 1,	July 2,	July 3,
	2006	2005	2004

	(Thousands)
Provision for doubtful accounts	$30,737	$33,248	$36,434
Stock-based compensation (Note 12)	18,096	1,047	—
Periodic pension costs (Note 10)	12,956	11,919	11,309
Loss on sale of business lines (Note 2)	2,601	—	—
Other, net	1,373	901	(94)

Total	$65,763	$47,115	$47,649

      Other, net cash flows from financing activities are comprised primarily of proceeds from the exercise of stock options (see Note 12).
      Interest and income taxes paid (refunded) during the last three years were as follows:

	Years Ended

	July 1,	July 2,	July 3,
	2006	2005	2004

	(Thousands)
Interest	$95,299	$85,242	$105,773
Income taxes	$35,724	$19,083	$(59,073)
      Non-cash activity during the fiscal 2006 that was a result of the Memec acquisition (see Note 2) consisted of $418,205,000 of common stock issued as part of the consideration, $447,499,000 of liabilities assumed and $27,343000 of debt assumed. Other non-cash activities included amounts recorded through comprehensive income and, therefore, are not included in the consolidated statement of cash flows. Fiscal 2006 included a reversal of a portion of additional minimum pension liabilities (including non-US pension liabilities) of $32,979,000 which was recorded net of related deferred tax benefit of $13,059,000 in other comprehensive income (see Notes 4 and 10), and the exercise of a facility lease purchase option through the assumption of debt in the amount of $3,987,000.
      Non-cash activity in fiscal 2005 and 2004 related to the impact of minimum pension liabilities recorded through other comprehensive income (see Notes 4 and 10). In fiscal 2005, the Company recognized through other comprehensive income additional minimum pension liabilities or $30,542,000, net of the related deferred

AVNET, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
tax benefit of $11,877,000. In fiscal 2004, the Company reversed through other comprehensive income a portion of the additional minimum pension liability amounting to $4,169,000 net of the related deferred tax benefit of $1,651,000.

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
      As a result of the formation of TS, Electronics Marketing (“EM”) and TS are the overall segments upon which management primarily evaluates the operations of the Company and upon which management bases its operating decisions. Therefore, the segment data that follows reflects these two segments.
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

	Years Ended

	July 1,	July 2,	July 3,
	2006	2005	2004

	(Millions)
Sales:
Electronics Marketing	$9,262.4	$6,259.0	$5,892.4
Technology Solutions	4,991.2	4,807.8	4,352.3

	$14,253.6	$11,066.8	$10,244.7

Operating income (loss):
Electronics Marketing	$419.1	$233.1	$212.5
Technology Solutions	165.7	147.7	98.9
Corporate	(61.0)	(59.5)	(53.6)

	523.8	321.3	257.8
Restructuring, integration and other charges (Note 17)	(69.9)	—	(55.6)
Incremental stock-based compensation (Note 12) and amortization of intangible assets (Note 2)	(20.8)	—	—
Loss on sale of business lines, net (Note 2)	(2.6)	—	—

	$430.5	$321.3	$202.2

AVNET, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

	Years Ended

	July 1,	July 2,	July 3,
	2006	2005	2004

	(Millions)
Assets:
Electronics Marketing	$4,618.7	$3,158.5	$3,294.9
Technology Solutions	1,403.7	1,357.9	1,241.9
Corporate	193.3	581.8	326.9

	$6,215.7	$5,098.2	$4,863.7

Capital expenditures:
Electronics Marketing	$36.3	$16.8	$12.6
Technology Solutions	4.0	6.5	7.2
Corporate	11.5	8.0	8.8

	$51.8	$31.3	$28.6

Depreciation & amortization expense:
Electronics Marketing	$29.3	$27.8	$27.8
Technology Solutions	9.8	10.2	11.9
Corporate	27.4	23.7	24.8

	$66.5	$61.7	$64.5

Sales, by geographic area, are as follows:
Americas(1)	$7,223.9	$5,804.9	$5,409.6
EMEA(2)	4,374.2	3,669.8	3,380.2
Asia/ Pacific(3)	2,655.5	1,592.1	1,454.9

	$14,253.6	$11,066.8	$10,244.7

Property, Plant and Equipment, net, by geographic area:
Americas(4)	$102.4	$95.7	$122.1
EMEA(5)	46.5	52.7	56.1
Asia/ Pacific	10.5	9.0	9.1

	$159.4	$157.4	$187.3

(1)	Included in sales for fiscal years 2006, 2005 and 2004 for the Americas region are $6.4 billion, $5.2 billion, and $4.9 billion, respectively, of sales related to the United States.

(2)	Included in sales for fiscal years 2006, 2005 and 2004 for the EMEA region are $2.3 billion, $2.1 billion and $2.4 billion, respectively, of sales related to Germany.

(3)	Included in sales for fiscal year 2006 for the Asia/ Pacific region is $796 million of sales related to Hong Kong and $752 million of sales related to Singapore. Hong Kong and Singapore sales for fiscal years 2005 and 2004 were not a significant component of consolidated sales.

(4)	Property, plant and equipment, net, for the Americas region as of the end of fiscal 2006, 2005 and 2004 includes $93.3 million, $94.6 million and $121.1 million, respectively, related to the United States.

AVNET, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

(5)	Property, plant and equipment, net, for the EMEA region as of fiscal 2006, 2005 and 2004 includes $25.9 million, $28.5 million, and $31.4 million, respectively, related to Germany and $13.5 million, $14.2 million and $15.5 million, respectively, related to Belgium.
      The Company manages its business based upon the operating results of its two operating groups before restructuring and other charges (see Note 17). In fiscal 2006, and 2004 presented above, approximate unallocated pre-tax restructuring, integration and other charges related to EM and TS, respectively, were $53,456,000 and $9,529,000 in fiscal 2006 and, $19,446,000 and $29,920,000 in fiscal 2004. The remaining restructuring, integration and other charges in each year relate to corporate activities.

17.	Restructuring, integration and other charges
      The Company recorded a number of restructuring, integration and other charges during fiscal 2006 and 2004. There were no restructuring charges recorded in fiscal 2005. The fiscal 2006 restructuring, integration and other charges relate primarily to actions taken to integrate Memec into the existing Avnet business as well as actions taken in connection with recent divestitures, and other actions. The fiscal year 2004 charges relate primarily to the reorganization of operations in each of the three major regions of the world in which the Company operates, generally taken in response to business conditions at the time of the charge and as part of the Company’s efforts to return to the profitability levels enjoyed by the business prior to the industry and economic downturn that commenced in fiscal 2001.

Fiscal 2006
      During the fiscal 2006, the Company has incurred certain restructuring, integration and other charges as a result of the acquisition of Memec on July 5, 2005 (see Note 2), which is discussed further under Memec- related restructuring, integration and other charges. In addition, the Company has incurred restructuring and other charges primarily relating to actions taken following the divestitures of certain TS business lines in the Americas region, certain cost reduction actions taken by TS in the EMEA region and other items, which are discussed further under Restructuring and other charges related to business divestitures and other actions. The restructuring, integration and other charges incurred for all of these activities totaled $69,960,000 pre-tax, $49,870,000 after-tax and $0.34 per share on a diluted basis for fiscal 2006. The following table summarizes the restructuring, integration and other charges incurred related to these broad groups of actions:

	Year
	Ended
	July 1, 2006

	(Thousands)
Memec-related including integration costs	$53,456	(1)
Business divestitures and other	16,504

Total restructuring, integration and other charges	$69,960

(1)	During fiscal 2006, $8,977,000 of the Memec-related charges was included in cost of sales in the accompanying consolidated statements of operations.

Memec-related restructuring, integration and other charges
      During fiscal 2006, the acquired Memec business was being integrated into the Company’s existing EM operations in all three regions. As a result of the acquisition integration efforts, the Company established and approved plans to restructure certain of Avnet’s existing operations to accommodate the integration of Memec into Avnet.

AVNET, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
      The following table summarizes the activity associated with the fiscal 2006 restructuring and other charges related to Memec (excluding $8,977,000 recorded in cost of sales as discussed below and excluding $21,894,000 in integration costs discussed separately below):

			IT-
	Severance	Facility	Related
	Costs	Exit Costs	Costs	Other	Total

	(Thousands)
Fiscal 2006 pre-tax charges	$16,352	$2,575	$2,426	$1,232	$22,585
Amounts utilized	(13,308)	(1,074)	(2,426)	(1,232)	(18,040)
Other, including foreign currency translation	(84)	(752)	—	2	(834)

Balance at July 1, 2006	$2,960	$749	$—	$2	$3,711

      The restructuring and other charges incurred during fiscal 2006 related to the integration of Memec totaled $31,562,000 pre-tax ($22,585,000 included in the preceding table and $8,977,000 recorded in cost of sales as discussed below), $24,182,000 after-tax and $0.16 per share on a diluted basis. The pre-tax charges included inventory write-downs for terminated lines amounting to $8,977,000. The remaining pre-tax charge of $22,585,000, which was included in “Restructuring, integration and other charges” in the accompanying consolidated statement of operations, included $16,352,000 for severance costs, $2,575,000 of facility exit costs related primarily to remaining lease obligations on exited facilities, $2,426,000 for the write-down of certain capitalized IT-related initiatives, primarily in the Americas, and $1,232,000 for other charges related primarily to other contractual obligations that will no longer be utilized in the combined Avnet and Memec business.
      The charge for terminated inventory lines related to a strategic decision during the first half of fiscal 2006 to exit certain product lines within EM in the Americas. The charge in the third quarter of fiscal 2006 was a result of similar strategic decisions made in the EMEA region. The terminated lines were product lines that Avnet management elected not to continue with the combined Avnet and Memec business. As a result, management recorded a write-down of the related inventory on hand to fair market value due to the lack of contractual return privileges when a line is terminated by Avnet. Severance charges incurred during fiscal 2006 related to work force reductions of over 250 personnel primarily in administrative and support functions in the EMEA and Americas regions. The positions eliminated were Avnet personnel that were deemed redundant by management with the integration of Memec into Avnet. The facility exit charges related to liabilities for remaining non-cancelable lease obligations and the write-down of leasehold improvements and other property, plant and equipment relating to the facilities being exited. The facilities, which supported administrative and support functions, and some sales functions, were identified for consolidation based upon the termination of certain personnel discussed above and the relocation of other personnel into other existing Avnet facilities. The IT-related charges resulted from management’s review of certain capitalized systems and hardware as part of the integration effort. A substantial portion of this write-off, which was recorded in the first quarter of fiscal 2006, relates to mainframe hardware that was scrapped due to the purchase of new, higher capacity hardware to handle the increased capacity needs with the addition of Memec. Similarly, certain capitalized IT assets were written off when they became redundant either to other acquired systems or new systems under development in the first quarter of fiscal 2006 as a result of the acquisition of Memec. Other charges in fiscal 2006 related primarily to certain other contractual obligations and contract termination charges.
      Of the $31,562,000 recorded to expense for the Memec-related restructuring activity during fiscal 2006, $11,616,000 represented non-cash asset write-downs, which consisted primarily of the charge to cost of sales for inventory write-downs and the write-down of IT and other fixed assets. In addition, certain severance and lease liabilities in the amount of $1,284,000 were assumed by the buyer of the net assets of a small, non-core EM business in the EMEA region (see Note 2). The remaining Memec-related charges in fiscal 2006 of $18,662,000 required or will require the use of cash, of which $15,401,000 was paid during fiscal 2006, resulting in a remaining reserve balance of $3,711,000 including $450,000 due to the impact of foreign currency translation.

AVNET, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
      As of July 1, 2006, remaining Memec-related reserves related to the restructuring actions taken in fiscal 2006 total $3,711,000, of which $2,960,000 related to severance reserves, the majority of which management expects to utilize by the end of fiscal 2007, facility exit costs and other costs of $751,000, the majority of which management expects to utilize by fiscal 2009.
      Also resulting from the Memec acquisition and its subsequent integration into Avnet, the Company incurred certain costs during fiscal 2006, amounting to $21,894,000 pre-tax, $14,647,000 after tax or $0.10 per share on a diluted basis. The integration costs, particularly in the first nine months of fiscal 2006, related to incremental salary costs, primarily of Memec personnel, who were retained by Avnet following the close of the acquisition, solely to assist in the integration of Memec’s IT systems, administrative and logistics operations into those of Avnet. Generally, these identified personnel were retained nine months or less following the close of the acquisition. These personnel had no other meaningful day-to-day operational responsibilities outside of the integration effort. Also included in integration costs are certain professional fees, travel, meeting, marketing and communication costs that were incrementally incurred solely related to the Memec integration efforts. Professional fees included primarily consulting and legal advice associated with the efforts to merge the numerous legal entities that exist globally between the Avnet and Memec operations. Integration costs, along with restructuring and other charges, are presented separately from selling, general and administrative expenses on the consolidated statement of operations. All integration costs recorded in fiscal 2006 represent amounts incurred and paid during the fiscal 2006.

Restructuring and other charges related to business line divestitures and other actions
      During the third quarter of fiscal 2006, the Company divested its end-user business lines in TS Americas (see Note 2). As a result, restructuring charges were incurred due to certain actions taken by the Company following these divestitures. The Company also incurred restructuring costs and other charges relating to certain cost-cutting measures and other actions taken by TS in the EMEA region and certain actions at corporate in fiscal 2006.
      The following table summarizes the activity relating to the restructuring and other charges related to business line divestitures and other actions taken during fiscal 2006:

	Severance	Facility
	Costs	Exit Costs	Other	Total

	(Thousands)
Fiscal 2006 pre-tax charges	$5,932	$6,510	$362	$12,804
Amounts utilized	(2,017)	(4,241)	(267)	(6,525)
Other, principally foreign currency translation	57	12	2	71

Balance at July 1, 2006	$3,972	$2,281	$97	$6,350

      The restructuring and other charges incurred during fiscal 2006 totaled $16,504,000 pre-tax ($12,804,000 included in the preceding table, and $3,700,000 relating to other charges net of reversals of previously recorded reserves discussed below), $11,041,000 after-tax and $0.08 per share on a diluted basis. The pre-tax charges, which are included in restructuring, integration and other charges in the accompanying consolidated statement of operations, consisted of severance costs of $5,932,000 related to TS operations in the Americas and EMEA regions, facility exit costs in the Americas and EMEA regions totaling $6,510,000, and $362,000 for other charges. Not included in the table above are other charges totaling $3,700,000 pre-tax, consisting of $3,179,000 related primarily to a curtailment charge resulting from a small UK-based pension plan that the Company elected to terminate, $1,818,000 related to the reassessment of an existing environmental liability and a reversal of $1,297,000 for charges recorded in prior fiscal years primarily in TS EMEA, a portion of which was recorded through restructuring charges in prior years (see Fiscal 2005 and 2004 reserve discussion in this Note 17).

AVNET, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
      The severance costs related primarily to severance and other termination benefit payments related to 20 personnel in the TS Americas’ operations who were rendered redundant in Avnet’s ongoing business following the divestiture of the end-user business lines during the third quarter of fiscal 2006. This included two management-level employees whose primary responsibilities previously included the management of the divested business lines. Severance charges in fiscal 2006 also included termination benefits for over 10 personnel in the TS EMEA operations who were identified as redundant based upon the realignment of certain job functions in that region and two corporate management-level employees. The facility exit charges related to liabilities for remaining non-cancelable lease obligations and the write-down of facility-related property, plant and equipment. The impacted facilities were TS leased facilities in the Americas that were rendered redundant with the divestitures discussed above, as well as certain TS leased facilities in EMEA that were vacated as part of the realignments of personnel discussed above. Certain furniture, fixtures and equipment in these facilities were also written off as part of these charges. Other charges in fiscal 2006 related primarily to asset impairment charges recorded in the second quarter and fourth quarter of fiscal 2006 totaling $3,591,000 for two owned but vacant facilities and certain related fixed assets — one in EMEA and one in the Americas. The write-down to fair value was based upon management’s estimates of the current market values and possible selling price, net of selling costs, for these properties. Also included in other charges is the pension plan curtailment charge and environmental liability charge noted previously.
      Of the $16,504,000 recorded to expense for these non-Memec related restructuring and other charges during fiscal 2006, $3,299,000 represented non-cash asset write-downs, which consisted primarily of the write-down to fair value of the owned facilities in EMEA and the Americas and certain furniture, fixtures and equipment in leased facilities. The remaining charges in fiscal 2006, amounting to $13,205,000, required or will require the use of cash, of which $5,109,000 was paid during fiscal 2006.
      As of July 1, 2006, remaining reserves related to these non-Memec related restructuring and other actions taken in fiscal 2006, included in the table above, totaled $6,350,000 of which $3,972,000 relates to severance reserves, the majority of which management expects to utilize before the end of fiscal 2008, facility exit costs of $2,281,000, the majority of which management expects to utilize by fiscal 2013, and other costs of $97,000, the majority of which management expects to utilize by the end of fiscal 2007.

AVNET, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Fiscal 2005 and 2004
      The following table summarizes the activity associated with the fiscal 2004 restructuring changes taken in response to business conditions with the time of the change. These charges for the past three years, including activity in the related accrued liability and reserve accounts subsequent to initially recording the charge:

	Severance	Facility	IT-Related
	Costs	Exit Costs	Costs	Other	Total

Balance at June 27, 2003	$7,234	$36,908	$742	$647	$45,531
2004 activity	14,691	15,643	19,759	5,525	55,618
Amounts utilized	(18,235)	(32,411)	(19,351)	(5,624)	(75,621)
Adjustments	(1,043)	1,164	(210)	—	(89)
Other, principally foreign currency translation	381	1,041	(68)	—	1,354

Balance at July 3, 2004	3,028	22,345	872	548	26,793
Amounts utilized	(1,285)	(11,161)	(722)	(207)	(13,375)
Adjustments	(350)	(952)	(18)	—	(1,320)
Other, principally foreign currency translation	26	245	(21)	10	260

Balance at July 2, 2005	$1,419	$10,477	$111	$351	$12,358
Amounts utilized	(1,135)	(4,122)	—	(63)	(5,320)
Adjustments	279	(663)	(108)	—	(492)
Other, including foreign currency translation	(95)	250	(3)	—	152

Balance at July 1, 2006	$468	$5,942	$—	$288	$6,698

      Total amounts utilized in fiscal 2006, 2005 and 2004 consist of cash payments of $5,320,000, $13,375,000, and $44,212,000, respectively, and non-cash asset write-downs of $31,409,000, in fiscal 2004.
      During fiscal 2006, the Company recorded certain adjustments to these reserves totaling $492,000, which were recorded in restructuring, integration and other charges in the consolidated statement of operations. These adjustments were a result of management’s ongoing analysis of its restructuring reserves related primarily to the release of excess lease liabilities and additional severance reserve based on revised estimates of the Company’s obligation.
      During fiscal 2005, the Company recorded certain adjustments to reserves totaling $1,320,000 during fiscal 2005, which were recorded through selling, general and administrative expenses. The adjustments related primarily to the reversal of certain excess legal expense reserves associated with finalization of termination payments and reversal of excess severance reserves offset in part by additional severance costs recorded based upon revised estimates of required payouts. The Company also reduced certain lease reserves due to modification to sublease and termination assumptions based upon ongoing market conditions.
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
      Severance charges related to workforce reductions of approximately 120 personnel, the majority of whom staffed warehousing, administrative and support functions, primarily for facilities within the TS operations in EMEA that were identified for consolidation as part of the combination of CM and AC. A smaller portion of these charges also impacted operations in the Americas. The combination of CM and AC in EMEA also led to charges related to reserves for remaining non-cancelable lease obligations and write-downs to fair market value of assets located in the facilities that were vacated. The facilities primarily related to warehousing and administrative offices that became redundant with the combination of the two former operating groups into TS. Management also evaluated and elected to discontinue a number of IT-related initiatives that, in light of recent business restructurings, no longer met the Company’s return on investment standards for continued use or deployment. These charges related to the write-off of capitalized hardware and software. Lastly, the Company’s efforts to combine CM and AC in EMEA resulted in the decision to merge the former CM EMEA operations onto the computer systems that had historically been used in the AC EMEA business. The change in the use of this significant asset in CM EMEA generated a need to analyze the group of long-lived assets within the former CM EMEA operations for impairment. As a result of this analysis, the Company recorded an impairment charge to write-down certain long-lived assets to their estimated fair market values. This charge, totaling $9,430,000, of which $4,228,000 relates to the CM EMEA computer systems, is included in the facilities and IT-related charges quantified above.
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
      As of July 1, 2006, the Company’s remaining reserves for fiscal 2004 restructuring and other related activities totaled $6,698,000. Of this balance, $468,000, relates to remaining severance reserves the majority of which the Company expects to utilize by the end of fiscal 2008. The remaining reserve balance also includes $5,942,000 related to reserves for contractual lease commitments (shown as Facility Exit Costs in the table at the beginning of this Note), substantially all of which the Company expects to utilize by the end of fiscal 2010, although a small portion of the remaining reserves relate to lease payouts that extend as late as fiscal 2012. The other reserves, which total $288,000, relate primarily to remaining contractual commitments, the majority of which the Company expects to utilize during fiscal 2007.

18.	Summary of quarterly results (unaudited):

	First	Second	Third	Fourth
	Quarter	Quarter	Quarter	Quarter	Year

	(Millions, except per share amounts)
2006(a)
Sales	$3,268.3	$3,759.1	$3,614.6	$3,611.6	$14,253.6
Gross profit	423.2	461.8	472.1	481.9	1,839.0
Net income	24.9	49.6	71.2	58.8	204.5
Diluted earnings per share	0.17	0.34	0.48	0.40	1.39

2005
Sales	$2,600.0	$2,883.2	$2,758.2	$2,825.4	$11,066.8
Gross profit	349.6	373.9	364.6	370.9	1,459.0
Net income	36.3	43.5	41.1	47.3	168.2
Diluted earnings per share	0.30	0.36	0.34	0.39	1.39

(a)	Quarterly results for fiscal 2006 include certain impacts to gross profit, net income and diluted earnings per share due to (i) restructuring, integration and other charges; (ii) incremental stock-based compensation costs; (iii) debt extinguishments costs (impacts first and fourth quarter); (iv) incremental intangible assets amortization in connection with the acquisition of Memec (impacts third and fourth quarter); and (v) net loss on sale of business lines divested (impacts third and fourth quarter). The impact of the charges described in (i) through (v) by quarter in Fiscal 2006 was $29.2 million pre-tax, $19.3 million after tax and $0.14 per share on a diluted basis in the first quarter; $36.4 million pre-tax, $24.0 million after tax and $0.16 per share on a diluted basis in the second quarter; $12.6 million pre-tax, $8.3 million after tax and $0.05 per share on a diluted basis in the third quarter; and $37.7 million pre-tax, $32.2 million after tax and $0.22 per share on a diluted basis in the fourth quarter. The impact of these charges on the twelve months ended July 1, 2006 were $115.9 million pre-tax, $83.9 million after tax and $0.57 per share on a diluted basis. For further details of the total impact of these charges on the fiscal year see footnote (a) to Item 6 of this Form 10-K.

SCHEDULE II
AVNET, INC. AND SUBSIDIARIES
VALUATION AND QUALIFYING ACCOUNTS
Years Ended July 1, 2006, July 2, 2005 and July 3, 2004

Column A	Column B	Column C			Column D		Column E

		Additions

	Balance at	Charged to	Charged to				Balance at
	Beginning	Costs and	Other Accounts—		Deductions—		End of
Description	of Period	Expenses	Describe		Describe		Period

	(Thousands)
Fiscal 2006
Allowance for doubtful accounts	$85,079	$30,737	$11,503	(a)	$(38,336	)(b)	$88,983
Valuation allowance on foreign tax loss carryforwards (Note 9)	191,983	1,170	77,592	(c)	—		270,745
Fiscal 2005
Allowance for doubtful accounts	78,410	33,248	—		(26,579	)(b)	85,079
Valuation allowance on foreign tax loss carryforwards (Note 9)	174,090	5,444	22,369	(d)	(9,920	)(e)	191,983
Fiscal 2004
Allowance for doubtful accounts	84,042	36,434	—		(42,066	)(b)	78,410
Valuation allowance on foreign tax loss carryforwards (Note 9)	148,382	25,708	—		—		174,090

(a)	Includes allowance for doubtful accounts acquired as a result of the Memec acquisition (see Note 2).

(b)	Uncollectible accounts written off.

(c)	Includes certain valuation allowances acquired as a result of the Memec acquisition (see Note 2) and additional valuation allowances associated with legal entity reorganizations of certain foreign operations.

(d)	Reclassification of contingency reserves to valuation allowance (see Note 8).

(e)	Write-off of certain unrealizable tax loss carryforwards against the previously established valuation allowance.

INDEX TO EXHIBITS

Exhibit
Number	Exhibit

3.1	Restated Certificate of Incorporation of the Company (incorporated herein by reference to the Company’s Current Report on Form 8-K dated February 12, 2001, Exhibit 3(i).
3.2	By-laws of the Company, effective November 6, 2003 (incorporated herein by reference to the Company’s Quarterly Report on Form 10-Q dated November 14, 2003 Exhibit 3).
4.1	Indenture dated as of October 1, 2000, between the Company and Bank One Trust Company, N.A., as Trustee, providing for the issuance of Debt Securities in one or more series. (incorporated herein by reference to the Company’s Current Report on Form 8-K dated October 12, 2000, Exhibit 4.1).
4.2	Officers’ Certificate dated February 4, 2003, providing for the Notes, including (a) the form of the Notes, and (b) the Pricing Agreement. (incorporated herein by reference to the Company’s Current Report on Form 8-K dated January 31, 2003, Exhibit 4.2).
4.3	Indenture dated as of March 5, 2004, by and between the Company and JP Morgan Trust Company, National Association. (incorporated herein by reference to the Company’s Current Report on Form 8-K dated March 8, 2004, Exhibit 4.1).
4.4	Officers’ Certificate dated March 5, 2004, establishing the terms of the 2% Convertible Senior Debentures due 2034. (incorporated herein by reference to the Company’s Current Report on Form 8-K dated March 8, 2004, Exhibit 4.2).
4.5	Officers’ Certificate dated August 19, 2005, establishing the terms of the 6.00% Notes due 2015. (incorporated herein by reference to the Company’s Current Report on Form 8-K dated August 19, 2005, Exhibit 4.2).
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
Executive Compensation Plans and Arrangements
10.1	Employment Agreement dated June 29, 1998 between the Company and David R. Birk (incorporated herein by reference to the Company’s Current Report on Form 8-K dated September 18, 1998, Exhibit 99.3).
10.2	Employment Agreement dated June 29, 1998 between the Company and Raymond Sadowski (incorporated herein by reference to the Company’s Current Report on Form 8-K dated September 18, 1998, Exhibit 99.4).
10.3	Employment Agreement dated April 1, 2000 between the Company and Andrew S. Bryant (incorporated herein by reference to the Company’s Current Report on Form 8-K dated May 14, 2001, Exhibit 99C).
10.4	Employment Agreement dated May 1, 2000 between the Company and Richard Hamada (incorporated herein by reference to the Company’s Current Report on Form 8-K dated September 26, 2002, Exhibit 10B).
10.5	Employment Agreement dated July 1, 2002 between the Company and Edward B. Kamins (incorporated herein by reference to the Company’s Current Report on Form 8-K dated September 26, 2002, Exhibit 10C).
10.6	Change of Control Agreement dated March 1, 2001 between the Company and Edward B. Kamins (incorporated herein by reference to the Company’s Quarterly Report on Form 10-Q dated November 10, 2004, Exhibit 10.2).
10.7	Employment Agreement dated June 29, 2002 between the Company and Roy Vallee (incorporated herein by reference to the Company’s Current Report on Form 8-K dated September 26, 2002, Exhibit 10D).
10.8	Change of Control Agreement dated as of March 1, 2001 between the Company and David R. Birk (incorporated herein by reference to the Company’s Current Report on Form 8-K dated May 14, 2001, Exhibit 99D).

Exhibit
Number	Exhibit

10.9	Change of Control Agreement dated as of March 1, 2001 between the Company and Ray Sadowski (incorporated herein by reference to the Company’s Current Report on Form 8-K dated May 14, 2001, Exhibit 99H).
10.10	Change of Control Agreement dated September 22, 2003 between the Company and Richard Hamada (incorporated herein by reference to the Company’s Quarterly Report on Form 10-Q dated November 14, 2003, Exhibit 10).
10.11	Employment Agreement dated July 1, 2004 between the Company and Steven C. Church (incorporated herein by reference to the Company’s Quarterly Report on Form 10-Q dated May 8, 2006, Exhibit 10.2).
10.12	Change of Control Agreement dated July 1, 2004 between the Company and Steven C. Church (incorporated herein by reference to the Company’s Quarterly Report on Form 10-Q dated May 8, 2006, Exhibit 10.3).
10.13	Avnet 1988 Stock Option Plan (incorporated herein by reference to the Company’s Registration Statement on Form S-8, Registration No. 33-29475, Exhibit 4-B).
10.14	Avnet 1990 Stock Option Plan (incorporated herein by reference to the Company’s Annual Report on Form 10-K for the fiscal year ended June 30, 1992, Exhibit 10E).
10.15	Avnet 1995 Stock Option Plan (incorporated herein by reference to the Company’s Current Report on Form 8-K dated February 12, 1996, Exhibit 10).
10.16	Avnet 1996 Incentive Stock Option Plan (incorporated herein by reference to the Company’s Registration Statement on Form S-8, Registration No. 333-17271, Exhibit 99).
10.17	Amended and Restated Avnet 1997 Stock Option Plan (incorporated herein by reference to the Company’s Current Report on Form 8-K dated August 29, 2006, Exhibit 10.1).
10.18	1994 Avnet Incentive Stock Program (incorporated herein by reference to the Company’s Registration Statement on Form S-8, Registration No. 333-00129, Exhibit 99).
10.19	Stock Bonus Plan for Outside Directors (incorporated herein by reference to the Company’s Current Report on Form 8-K dated September 23, 1997, Exhibit 99.2).
10.20	Amendment to Stock Bonus Plan for Outside Directors dated November 8, 2002. Directors (incorporated herein by reference to the Company’s Current Report on Form 8-K dated September 15, 2003 Exhibit 10G).
10.21	Retirement Plan for Outside Directors of Avnet, Inc., effective July 1, 1993 (incorporated herein by reference to the Company’s Annual Report on Form 10-K for the fiscal year ended June 30, 1992, Exhibit 10i).
10.22	Amended and Restated Avnet, Inc. Deferred Compensation Plan for Outside Directors (incorporated herein by reference to the Company’s Registration Statement on Form S-8, Registration No. 333-112062, Exhibit 10.1).
10.23	Avnet 1999 Stock Option Plan (incorporated by reference to the Company’s Current Report on Form 8-K dated August 29, 2006, Exhibit 10.2).
10.24	Avnet, Inc. Executive Incentive Plan (incorporated herein by reference to the Company’s Proxy Statement dated October 7, 2002).
10.25	Amended and Restated Employee Stock Purchase Plan (incorporated herein by reference to the Company’s Proxy Statement dated October 1, 2003).
10.26	Avnet, Inc. 2003 Stock Compensation Plan
(a) Form of nonqualified stock option agreement
(b) Form of nonqualified stock option agreement for non-employee director
(c) Form of incentive stock option agreement
(d) Form of performance stock unit term sheet
(incorporated by reference to the Company’s Current Report on Form 8-K dated August 29, 2006, Exhibit 10.3).

Exhibit
Number	Exhibit

10.27	Avnet Deferred Compensation Plan (incorporated by reference to the Company’s Current Report on Form 8-K dated May 18, 2005, Exhibit 99.1).
10.28	Change of Control Agreement dated as of March 1, 2001 between the Company and Harley Feldberg (incorporated herein by reference to the Company’s Current Report on Form 8-K dated September 8, 2004, Exhibit 10.1).
10.29	Employment Agreement dated July 4, 2004 between the Company and Harley Feldberg (incorporated herein by reference to the Company’s Quarterly Report on Form 10-Q dated November 10, 2004, Exhibit 10.1).
10.30	Form of Indemnity Agreement. The Company enters into this form of agreement with each of its directors and officers. (incorporated herein by reference to the Company’s Quarterly Report on Form 10-Q dated May 8, 2006, Exhibit 10.1).
10.31	Form option agreements for stock option plans (incorporated by reference to the Company’s Current Report on Form 8-K dated September 8, 2004, Exhibit 10.4).
(a) Non-Qualified stock option agreement for 1999 Stock Option Plan
(b) Incentive stock option agreement for 1999 Stock Option Plan
(c) Incentive stock option agreement for 1996 Stock Option Plan
(d) Non-Qualified stock option agreement for 1995 Stock Option Plan
Bank Agreements
10.32	Securitization Program
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
(p) Amendment No. 8, dated as of August 1, 2006, to the Amended and Restated Receivables Purchase Agreement in 10.29(h) above (incorporated herein by reference to the Company’s Current Report on Form 8-K dated August 29, 2006, Exhibit 10.4).
(q) Amendment No. 9, effective as of August 31, 2006, to the Amended and Restated Receivables Purchase Agreement in 10.29(h) above (incorporated herein by reference to the Company’s Current Report on Form 8-K dated August 29, 2006, Exhibit 10.5).
10.33		Amended and Restated Credit Agreement, dated October 13, 2005, by and among Avnet, Inc., Avnet Logistics U.S., L.P. and Certain Other Subsidiaries, as Borrowers, Bank of America, N.A. as Administrative Agent, Swing Line Lender and L/C Issuer and the Other Lenders party thereto. (incorporated herein by reference to the Company’s Current Report on Form 8-K dated October 17, 2005, Exhibit 10.1).
Other Agreements
10.34		Securities Acquisition Agreement, dated April 26, 2005, by and among Avnet, Inc. and the sellers named therein and Memec Group Holdings Limited. (incorporated herein by reference to the Company’s Current Report on Form 8-K dated April 26, 2005, Exhibit 2.1).
21		List of subsidiaries of the Company as of July 1, 2006 (incorporated herein by reference to the Company’s Current Report on Form 8-K dated August 29, 2006, Exhibit 21).
23	.1**	Consent of KPMG LLP.
31	.1**	Certification by Roy Vallee, Chief Executive Officer, under Section 302 of the Sarbanes-Oxley Act of 2002.
31	.2**	Certification by Raymond Sadowski, Chief Financial Officer, under Section 302 of the Sarbanes-Oxley Act of 2002.
32	.1***	Certification by Roy Vallee, Chief Executive Officer, under Section 906 of the Sarbanes-Oxley Act of 2002.
32	.2***	Certification by Raymond Sadowski, Chief Financial Officer, under Section 906 of the Sarbanes-Oxley Act of 2002.

*	This Exhibit does not include the Exhibits and Schedules thereto as listed in its table of contents. The Company undertakes to furnish any such Exhibits and Schedules to the Securities and Exchange Commission upon its request.

**	Filed herewith.

***	Furnished herewith.