Form 10-Q
period 2006-09-30
AVNET INC
filed 2006-11-08
CIK 8858

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2006

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

The total number of shares outstanding of the registrant’s Common Stock (net of treasury shares) as of October 27, 2006 — 146,706,985 shares.

AVNET, INC. AND SUBSIDIARIES

PART I

FINANCIAL INFORMATION

Item 1.	Financial Statements

AVNET, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS
(Unaudited)

	September 30,	July 1,
	2006	2006
	(Thousands, except
	share amounts)

ASSETS
Current assets:
Cash and cash equivalents	$481,779	$276,713
Receivables, less allowances of $89,354 and $88,983, respectively	2,557,413	2,477,043
Inventories	1,652,661	1,616,580
Prepaid and other current assets	129,390	97,126

Total current assets	4,821,243	4,467,462
Property, plant and equipment, net	161,860	159,433
Goodwill (Notes 3 and 4)	1,296,468	1,296,597
Other assets	242,917	292,201

Total assets	$6,522,488	$6,215,693

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Borrowings due within one year (Note 5)	$628,254	$316,016
Accounts payable	1,647,128	1,654,154
Accrued expenses and other	457,637	468,154

Total current liabilities	2,733,019	2,438,324
Long-term debt, less due within one year (Note 5)	857,310	918,810
Other long-term liabilities	23,096	27,376

Total liabilities	3,613,425	3,384,510

Commitments and contingencies (Note 6)
Shareholders’ equity (Notes 8 and 9):
Common stock $1.00 par; authorized 300,000,000 shares; issued 146,679,000 shares and 146,667,000 shares, respectively	146,679	146,667
Additional paid-in capital	1,020,413	1,010,336
Retained earnings	1,551,718	1,487,575
Cumulative other comprehensive income (Note 8)	190,489	186,876
Treasury stock at cost, 14,603 shares and 11,846 shares, respectively	(236)	(271)

Total shareholders’ equity	2,909,063	2,831,183

Total liabilities and shareholders’ equity	$6,522,488	$6,215,693

See notes to consolidated financial statements.

AVNET, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

	First Quarters Ended
	September 30,	October 1,
	2006	2005
	(Thousands, except
	per share data)

Sales	$3,648,400	$3,268,265
Cost of sales	3,180,035	2,845,032

Gross profit	468,365	423,233
Selling, general and administrative expenses	323,394	338,770
Restructuring and integration charges (Note 12)	—	13,786

Operating income	144,971	70,677
Other income, net	3,746	1,877
Interest expense	(22,286)	(23,729)
Debt extinguishment costs (Note 5)	(27,358)	(11,665)

Income before income taxes	99,073	37,160
Income tax provision	34,930	12,263

Net income	$64,143	$24,897

Net earnings per share (Note 9):
Basic	$0.44	$0.17

Diluted	$0.44	$0.17

Shares used to compute earnings per share (Note 9):
Basic	146,718	144,769

Diluted	147,201	146,951

See notes to consolidated financial statements.

AVNET, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	First Quarters Ended
	September 30,	October 1,
	2006	2005
	(Thousands)

Cash flows from operating activities:
Net income	$64,143	$24,897
Non-cash and other reconciling items:
Depreciation and amortization	13,260	16,742
Deferred income taxes	22,121	(572)
Non-cash restructuring and other charges (Note 12)	—	2,359
Other, net (Note 10)	15,469	15,329
Changes in (net of effects from business acquisitions):
Receivables	(80,583)	(21,202)
Inventories	(34,328)	(88,603)
Accounts payable	(9,522)	(11,849)
Accrued expenses and other, net	(17,177)	(86,359)

Net cash flows used for operating activities	(26,617)	(149,258)

Cash flows from financing activities:
Issuance of notes in public offering, net of issuance costs (Note 5)	296,085	246,483
Repayment of notes (Note 5)	(46,000)	(254,095)
(Repayment of) proceeds from bank debt, net (Note 5)	(8,258)	14,064
Proceeds from (repayment of) other debt, net (Note 5)	3	(578)
Other, net (Note 10)	3,082	22,069

Net cash flows provided by financing activities	244,912	27,943

Cash flows from investing activities:
Purchases of property, plant and equipment	(14,045)	(13,149)
Cash proceeds from sales of property, plant and equipment	728	292
Acquisition of operations, net (Note 3)	—	(297,990)

Net cash flows used for investing activities	(13,317)	(310,847)

Effect of exchange rate changes on cash and cash equivalents	88	(1,039)

Cash and cash equivalents:
— increase (decrease)	205,066	(433,201)
— at beginning of period	276,713	637,867

— at end of period	$481,779	$204,666

Additional cash flow information (Note 10)

See notes to consolidated financial statements.

AVNET, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.  In the opinion of management, the accompanying unaudited interim consolidated financial statements contain all adjustments necessary, all of which are of a normal recurring nature except for the debt extinguishment costs discussed in Note 5 and the restructuring and integration charges discussed in Note 12, to present fairly the Company’s financial position, results of operations and cash flows. For further information, refer to the consolidated financial statements and accompanying notes included in the Company’s Annual Report on Form 10-K for the fiscal year ended July 1, 2006.

2.  The results of operations for the first quarter ended September 30, 2006 are not necessarily indicative of the results to be expected for the full year.

3.	Acquisitions

On July 5, 2005, the Company acquired Memec Group Holdings Limited (“Memec”), a global distributor that marketed and sold a portfolio of semiconductor devices from industry-leading suppliers in addition to providing customers with engineering expertise and design services.

Acquisition-related exit activity accounted for in purchase accounting

As a result of the acquisition and subsequent integration of Memec, the Company recorded certain exit-related liabilities during the purchase price allocation period which closed at the end of fiscal 2006. These exit-related liabilities consisted of severance for workforce reductions, non-cancelable lease commitments and lease termination charges for leased facilities, and other contract termination costs associated with the exit activities.

The following table summarizes the utilization of reserves during first quarter of fiscal 2007 related to exit activities established through purchase accounting in connection with the acquisition of Memec:

		Facility Exit
	Severance	Reserves/
	Reserves	Write-downs	Other	Total
	(Thousands)

Balance at July 1, 2006	$1,610	$18,605	$2,457	$22,672
Amounts utilized	(312)	(2,144)	(265)	(2,721)
Other, principally foreign currency translation	7	4	1	12

Balance at September 30, 2006	$1,305	$16,465	$2,193	$19,963

Total amounts utilized for exit-related activities during the first quarter of fiscal 2007 consisted of $2,721,000 in cash payments. Cash payments for severance are expected to be substantially paid out by the end of fiscal 2008, whereas reserves for other contractual commitments, particularly for certain lease commitments, will extend into fiscal 2013.

4.	Goodwill and intangible assets

The following table presents the carrying amount of goodwill, by reportable segment, for the three months ended September 30, 2006:

	Electronics	Technology
	Marketing	Solutions	Total
	(Thousands)

Carrying value at July 1, 2006	$1,037,469	$259,128	$1,296,597
Additions	—	—	—
Adjustments	(446)	—	(446)
Foreign currency translation	(52)	369	317

Carrying value at September 30, 2006	$1,036,971	$259,497	$1,296,468

AVNET, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

As a result of the Memec acquisition, the Company recorded intangible assets in the third quarter of fiscal 2006 of $22,600,000 for customer relationships with a ten year life and $3,800,000 for the trade name with a two year life. During the first quarter of fiscal 2007, the Company recorded $1,040,000 in amortization expense. There were no amounts expensed in the first quarter of fiscal 2006 as the intangible assets were not recorded until the third quarter of fiscal 2006, at which time nine months of amortization expense was recognized.

5.	External financing

Short-term debt consists of the following:

	September 30,	July 1,
	2006	2006
	(Thousands)

9 3/4% Notes (redeemed October 12, 2006)	$361,360	$—
8.00% Notes due November 15, 2006	143,675	143,675
Bank credit facilities	121,434	130,725
Account receivable securitization	—	40,000
Other debt due within one year	1,785	1,616

Short-term debt	$628,254	$316,016

During September 2006, the Company elected to redeem all of its outstanding 9 3/4% Notes due February 15, 2008. The redemption was completed on October 12, 2006 and, as a result, the remaining $361,360,000 of the 9 3/4% Notes was classified as short-term debt at September 30, 2006. The Company used the net proceeds amounting to $296,085,000 from the issuance in September 2006 of $300,000,000 principal amount of 6.625% Notes due September 15, 2016, plus available liquidity, to repurchase the 9 3/4% Notes on October 12, 2006. Due to the timing of 9 3/4% Notes redemption, both the 9 3/4% Notes and the 6.625% Notes were included as debt outstanding at September 30, 2006. In connection with the repurchase, the Company terminated two interest rate swaps with a total notional amount of $200,000,000 that hedged a portion of the 9 3/4% Notes. Debt extinguishment costs incurred as a result of the redemption totaled $27,358,000 pre-tax, $16,538,000 after tax, or $0.11 per share on a diluted basis, and consisted of $20,322,000 for a make-whole redemption premium, $4,939,000 associated with the two interest rate swap terminations, and $2,097,000 to write-off certain deferred financing costs.

Bank credit facilities consist of various committed and uncommitted lines of credit with financial institutions utilized primarily to support the working capital requirements of foreign operations. The weighted average interest rates on the bank credit facilities was 4.1% at September 30, 2006 and July 1, 2006.

The Company has an accounts receivable securitization program (the “Program”) with a group of financial institutions that allows the Company to sell, on a revolving basis, an undivided interest of up to $450,000,000 in eligible receivables while retaining a subordinated interest in a portion of the receivables. The Program does not qualify for sale treatment. The Program has a one year term that expires in August 2007. There were no drawings outstanding under the Program at September 30, 2006.

AVNET, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Long-term debt consists of the following:

	September 30,	July 1,
	2006	2006
	(Thousands)

9 3/4% Notes due February 15, 2008	$—	$361,360
6.00% Notes due September 1, 2015	250,000	250,000
6.625% Notes due September 15, 2016	300,000	—
2% Convertible Senior Debentures due March 15, 2034	300,000	300,000
Other long-term debt	7,310	14,931

Subtotal	857,310	926,291
Fair value adjustment for hedged 9 3/4% Notes	—	(7,481)

Long-term debt	$857,310	$918,810

The Company has an unsecured $500,000,000 credit facility with a syndicate of banks (the “Credit Facility”), expiring in October 2010. The Company may select from various interest rate options, currencies and maturities under the Credit Facility. The Credit Facility contains certain covenants, all of which the Company was in compliance with as of September 30, 2006. As of July 1, 2006, there was $6,000,000 drawn under the Credit Facility included in “other long-term debt” in the preceding table and $22,925,000 in letters of credit issued under the Credit Facility which represents a utilization of the Credit Facility capacity but they are not recorded in the consolidated balance sheet as the letters of credit are not debt . At September 30, 2006, there were no borrowings under the Credit Facility; however, there was $19,588,000 of letters of credit issued under the Credit Facility.

In August 2005, the Company issued $250,000,000 of 6.00% Notes due September 1, 2015 (the “6% Notes”). The proceeds from the offering, net of discount and underwriting fees, were $246,483,000. The Company used these proceeds, plus cash and cash equivalents, to fund the tender and repurchase of $250,000,000 of the 8.00% Notes due November 15, 2006 (the “8% Notes”), at a price of $1,045 per $1,000 principal amount of Notes. In addition, the Company also repurchased $4,095,000 of the 8% Notes at a price of approximately $1,038 per $1,000 principal amount of Notes. As a result of the tender and repurchases, the Company incurred debt extinguishment costs in the first quarter of fiscal 2006 of $11,665,000 pre-tax, $7,052,000 after tax or $0.05 per share on a diluted basis, relating primarily to premiums and other transaction costs.

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

The hedged fixed rate debt and the interest rate swaps outstanding at the end of fiscal 2006 were adjusted to current market values through interest expense in the accompanying consolidated statements of operations. The Company accounts for hedges using the shortcut method as defined under Statement of Financial Accounting Standards No. 133, Accounting for Derivative Instruments and Hedging Activities, as amended by Statement of

AVNET, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Financial Accounting Standards No. 138, Accounting for Certain Derivative Instruments and Hedging Activities.  Due to the effectiveness of the hedges since inception, the market value adjustments for the hedged debt and the interest rate swaps directly offset one another. The fair value of the interest rate swaps at July 1, 2006 was a liability of $7,481,000 which is included in “other long-term liabilities” and a corresponding fair value adjustment of the hedged debt decreased long-term debt by the same amount. As discussed previously in this Note 5, the Company terminated all remaining interest rate swaps during the first quarter of fiscal 2007 in connection with the redemption of the 9 3/4% Notes.

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

The Company’s noncontributory defined benefit pension plan (the “Plan”) covers substantially all domestic employees. Components of net periodic pension costs during the quarters ended September 30, 2006 and October 1, 2005 were as follows:

	First Quarters Ended
	September 30,	October 1,
	2006	2005
	(Thousands)

Service cost	$3,715	$3,791
Interest cost	3,933	3,543
Expected return on plan assets	(5,123)	(5,144)
Recognized net actuarial loss	681	1,129
Amortization of prior service credit	(11)	(80)

Net periodic pension costs	$3,195	$3,239

During the first quarter of fiscal 2006, the Company made contributions to the Plan of approximately $58,638,000. The Company may make voluntary contributions to the Plan during fiscal 2007.

8.	Comprehensive income

	First Quarters Ended
	September 30,	October 1,
	2006	2005
	(Thousands)

Net income	$64,143	$24,897
Foreign currency translation adjustments	3,613	(5,885)

Total comprehensive income	$67,756	$19,012

AVNET, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

9.	Earnings per share

	First Quarters Ended
	September 30,	October 1,
	2006	2005
	(Thousands, except
	per share data)

Numerator:
Net income	$64,143	$24,897

Denominator:
Weighted average common shares for basic earnings per share	146,718	144,769
Net effect of dilutive stock options and restricted stock awards	483	2,182

Weighted average common shares for diluted earnings per share	147,201	146,951

Basic earnings per share	$0.44	$0.17

Diluted earnings per share	$0.44	$0.17

The 2% Convertible Debentures are excluded from the computation of earnings per share for the periods presented above as a result of the Company’s election to satisfy the principal portion of the Debentures, if converted, in cash (see Note 5).

Options to purchase 3,079,000 and 1,873,000 shares of the Company’s stock were excluded from the calculations of diluted earnings per share for the quarters ended September 30, 2006 and October 1, 2005, respectively, because the exercise price for those options was above the average market price of the Company’s stock. Inclusion of these options in the diluted earnings per share calculation would have had an anti-dilutive effect.

10.	Additional cash flow information

Other non-cash and other reconciling items consist of the following:

	First Quarters Ended
	September 30,	October 1,
	2006	2005
	(Thousands)

Provision for doubtful accounts	$5,131	$8,181
Stock-based compensation	7,025	4,070
Periodic pension costs (Note 7)	3,195	3,239
Other, net	118	(161)

	$15,469	$15,329

Other, net, cash flows from financing activities are comprised primarily of proceeds from the exercise of stock options, and tax effects relating to stock-based compensation costs with the corresponding offset in cash from operating activities.

AVNET, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Interest and income taxes paid in the three months ended September 30, 2006 and October 1, 2005, respectively, were as follows:

	First Quarters Ended
	September 30,	October 1,
	2006	2005
	(Thousands)

Interest	$35,082	$33,128
Income taxes	8,631	8,712

Non-cash activity during the first quarter of fiscal 2006 that was a result of the Memec acquisition consisted of $418,205,000 of common stock issued as part of the consideration, $422,822,000 of liabilities assumed and $27,343,000 of debt assumed.

11.	Segment information

	First Quarters Ended
	September 30,	October 1,
	2006	2005
	(Thousands)

Sales:
Electronics Marketing	$2,435,418	$2,111,113
Technology Solutions	1,212,982	1,157,152

	$3,648,400	$3,268,265

Operating income (loss):
Electronics Marketing	$125,638	$69,918
Technology Solutions	38,999	32,563
Corporate	(19,666)	(18,018)

	144,971	84,463
Restructuring and integration charges (Note 12)	—	(13,786)

	$144,971	$70,677

Sales, by geographic area:
Americas(1)	$1,776,938	$1,688,801
EMEA(2)	1,122,641	974,634
Asia/Pacific(3)	748,821	604,830

	$3,648,400	$3,268,265

(1)	Included in sales for the quarters ended September 30, 2006 and October 1, 2005 for the Americas region are $1.6 billion and $1.5 billion, respectively, of sales related to the United States.

(2)	Included in sales for the quarters ended September 30, 2006 and October 1, 2005 for the EMEA region are $634.7 million and $529.3 million, respectively, of sales related to Germany.

(3)	Included in sales for the quarters ended September 30, 2006 and October 1, 2005 for the Asia/Pacific region is $178.4 million and $205.3 million, respectively, of sales related to Hong Kong, and $232.3 million and $148.0 million, respectively, of sales related to Singapore. Also included in sales for the quarter ended September 30, 2006 are $224.7 million of sales related to Taiwan. In the first quarter of the prior year, Taiwan sales were not a significant component of consolidated sales.

AVNET, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

	September 30,	July 1,
	2006	2006
	(Thousands)

Assets:
Electronics Marketing	$4,720,067	$4,618,677
Technology Solutions	1,411,761	1,403,671
Corporate	390,660	193,345

	$6,522,488	$6,215,693

Property, plant, and equipment, net, by geographic area
Americas(4)	$104,487	$102,413
EMEA(5)	46,042	46,521
Asia/Pacific	11,331	10,499

	$161,860	$159,433

(4)	Property, plant and equipment, net, for the Americas region as of September 30, 2006 and July 1, 2006 includes $95.1 million and $93.3 million, respectively, related to the United States.

(5)	Property, plant and equipment, net, for the EMEA region as of September 30, 2006 and July 1, 2006 includes $25.7 million and $25.9 million, respectively, related to Germany and $13.5 million and $13.5 million, respectively, related to Belgium.

12.	Restructuring, integration and other charges

Fiscal 2006

During the fiscal 2006, the Company incurred certain restructuring, integration and other charges as a result of the acquisition of Memec on July 5, 2005 and its subsequent integration into Avnet’s existing operations (see Note 3). In addition, the Company incurred restructuring and other charges primarily relating to actions taken following the divestitures of certain TS business lines in the Americas region in the second half of fiscal 2006, certain cost reduction actions taken by TS in the EMEA region and other items during fiscal 2006.

The total restructuring, integration and other charges recorded in the first quarter of fiscal 2006 amounted to $13,786,000 pre-tax, $10,006,000 after tax, or $0.07 per share on a diluted basis. The pre-tax charges consisted of $6,462,000 for Memec integration related costs (primarily incremental salary and other costs), $3,482,000 for severance costs in EM related to the Memec integration, $613,000 of severance costs for the reduction of TS personnel in EMEA, $782,000 of facility exit costs, $2,335,000 for the write-down of certain capitalized IT-related initiatives and $112,000 for other charges. Of the total charges recorded during the first quarter of fiscal 2006, $2,359,000 represented non-cash write-downs.

AVNET, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Memec-related restructuring, integration and other charges

The following table summarizes the activity during the first quarter ended fiscal 2007 in the remaining accrued liability and reserve accounts for the Memec-related restructuring reserves recorded in fiscal 2006:

		Facility
	Severance	Exit
	Reserves	Costs	Other	Total
	(Thousands)

Balance at July 1, 2006	$2,960	$749	$2	$3,711
Amounts utilized	(1,204)	(4)	(2)	(1,210)
Adjustments	(150)	—	—	(150)
Other, principally foreign currency translation	10	—	—	10

Balance at September 30, 2006	$1,616	$745	$—	$2,361

As of September 30, 2006, the remaining Memec-related reserves related to the restructuring charges recorded in fiscal 2006 totaled $2,361,000, of which $1,616,000 related to severance reserves, the majority of which management expects to utilize by the end of fiscal 2007, facility exit costs of $745,000, the majority of which management expects to utilize by fiscal 2009.

Restructuring and other charges related to business line divestitures and other actions

The following table summarizes the activity relating to the restructuring and other charges related to business line divestitures and other actions taken during fiscal 2006:

		Facility
	Severance	Exit
	Reserves	Costs	Other	Total
	(Thousands)

Balance at July 1, 2006	$3,972	$2,281	$97	$6,350
Amounts utilized	(1,270)	(256)	—	(1,526)
Adjustments	(135)	(34)	—	(169)
Other, principally foreign currency translation	20	—	2	22

Balance at September 30, 2006	$2,587	$1,991	$99	$4,677

As of September 30, 2006, remaining reserves related to these non-Memec related restructuring and other actions taken in fiscal 2006 totaled $4,677,000 of which $2,587,000 related to severance reserves, the majority of which management expects to utilize before the end of fiscal 2008, facility exit costs of $1,991,000, the majority of which management expects to utilize by fiscal 2013, and other costs of $99,000, the majority of which management expects to utilize by the end of fiscal 2007.

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

AVNET, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The following table summarizes the activity during the first quarter ended fiscal 2007 in the remaining accrued liability and reserve accounts in these prior year restructuring reserves:

		Facility
	Severance	Exit
	Reserves	Costs	Other	Total
	(Thousands)

Balance at July 1, 2006	$468	$5,942	$288	$6,698
Amounts utilized	(30)	(685)	—	(715)
Other, principally foreign currency translation	2	20	—	22

Balance at September 30, 2006	$440	$5,277	$288	$6,005

As of September 30, 2006, the Company’s remaining reserves for fiscal 2004 restructuring and other related activities totaled $6,005,000. Of this balance, $440,000, relates to remaining severance reserves the majority of which the Company expects to utilize by the end of fiscal 2008. The remaining reserve balance also includes $5,277,000 related to reserves for contractual lease commitments (shown as Facility Exit Costs in the table), substantially all of which the Company expects to utilize by the end of fiscal 2010, although a small portion of the remaining reserves relate to lease payouts that extend as late as fiscal 2012. The other reserves, which total $288,000, relate primarily to remaining contractual commitments, the majority of which the Company expects to utilize during fiscal 2007.

13.	Subsequent event

On November 6, 2006, the Company announced that it had entered into a definitive agreement to acquire Access Distribution, a leading value-added distributor of complex computing solutions, for $412,500,000 in cash, subject to adjustment based upon net book value at closing. It is anticipated that the transaction, which is subject to normal regulatory approvals, will close by the end of calendar 2006. Upon closing of the transaction, the acquired business will be integrated into the Company’s Technology Solutions group.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

For a description of the Company’s critical accounting policies and an understanding of the significant factors that influenced the Company’s performance during the quarters ended September 30, 2006 and October 1, 2005, this Management’s Discussion and Analysis of Financial Condition and Results of Operations (“MD&A”) should be read in conjunction with the consolidated financial statements, including the related notes, appearing in Item 1 of this Report, as well as the Company’s Annual Report on Form 10-K for the year ended July 1, 2006.

There are numerous references to the impact of foreign currency translation in the discussion of the Company’s results of operations that follow. Over the past several years, the exchange rates between the US Dollar and many foreign currencies, especially the Euro, have fluctuated significantly. For example, the US Dollar has weakened against the Euro by approximately 1% when sequentially comparing the first quarter of fiscal 2007 to the fourth quarter of fiscal 2006. On a year-over-year basis (first quarter fiscal 2007 compared to first quarter fiscal 2006), the US Dollar weakened against the Euro by approximately 4%. When the weaker US Dollar exchange rates of the current year are used to translate the results of operations of Avnet’s subsidiaries denominated in foreign currencies, the resulting impact is an increase, in US Dollars, of reported results. In the discussion that follows, this is referred to as the “translation impact of changes in foreign currency exchange rates.”

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

The Company consists of two operating groups — Electronics Marketing (“EM”) and Technology Solutions (“TS”) — each with operations in the three major economic regions of the world: the Americas, EMEA (Europe, Middle East and Africa) and Asia/Pacific. A brief summary of each operating group is provided below:

•	EM markets and sells semiconductors and interconnect, passive and electromechanical devices (“IP&E”) on behalf of over 300 of the world’s leading electronic component manufacturers. EM markets and sells its products and services to a diverse customer base spread across end-markets including communications, computer hardware and peripheral, industrial and manufacturing, medical equipment, military and aerospace. EM also offers an array of value-added services to its customers and suppliers that help accelerate their growth and the realization of cost efficiencies.

•	TS markets and sells mid- to high-end servers, data storage, software, and the services required to implement these products and solutions to the VAR channel. TS also focuses on the worldwide OEM market for computing technology, system integrators and non-PC OEMs that require embedded systems and solutions including engineering, product prototyping, integration and other value-added services.

Results of Operations

Executive Summary

Avnet’s consolidated sales of $3.65 billion in the first quarter of fiscal 2007 were up 11.6% over the first quarter of fiscal 2006 sales of $3.27 billion. This represents the fifteenth consecutive quarter of year-over-year growth in consolidated sales. Both operating groups contributed to the growth, with EM and TS posting year-over-year sales growth of 15.4% and 4.8%, respectively. For EM, this marks the fifth consecutive quarter of year-over-year sales growth above 10%. This year-over-year increase in the electronic components business was primarily a function of slightly better than normal demand in EMEA, where the September quarter typically yields more of a seasonal slowdown for this region, and better than expected performance in Asia. The year-over-year revenue growth in TS was driven primarily by sales of enterprise computing products in the Partner Solutions business.

Sequentially, consolidated sales were essentially flat with a 1.0% increase as compared with sales of $3.61 billion in the fourth quarter of fiscal 2006. Sales at EM experienced a sequential decline of 0.5%, slightly less than management’s expectation of what is typically a seasonally slow first fiscal quarter. The less than typical seasonal decline in EM was primarily due to the better than expected performance in EMEA and Asia as discussed above. Sequential sales growth at TS grew 4.2% despite the normal, slower summer season, primarily due to a rebound in microprocessor sales which experienced a decline in the fourth quarter of fiscal 2006.

Operating income grew 105.1% year-over-year primarily driven by the growth in sales as well as the operating expense synergies realized from the Memec integration (see Operating Income below for further discussion). As a result, operating income grew more than eight times faster than revenues. Operating profit margin in the first quarter of fiscal 2007 increased to 3.97% from 2.16% in the same period last year. This represents the Company’s highest operating profit margin for a first fiscal quarter since fiscal 2001, led by EM which recorded operating profit margin of 5.2%, an increase of 185 basis points year-over -year. The prior year results included certain restructuring and integration charges discussed further in this MD&A that totaled $13.8 million, or 0.4% of sales. Sequentially, operating income grew 10.3% and operating profit margin increased 33 basis points as the Company continues to focus on managing operating costs through its operational excellence initiatives.

Sales

The table below provides period sales for the Company and its operating groups, including comparative analysis of the Company’s sales for the first quarter of fiscal 2007 with the Company’s sales for historical periods:

			Sequential		Year-Year
	Q1-Fiscal ’07	Q4-Fiscal ’06	% Change	Q1-Fiscal ’06	% Change
	(Dollars in thousands)

Avnet, Inc.	$3,648,400	$3,611,611	1.0%	$3,268,265	11.6%
EM	2,435,418	2,447,306	(0.5)	2,111,113	15.4
TS	1,212,982	1,164,305	4.2	1,157,152	4.8
EM
Americas	$957,424	$984,222	(2.7)%	$886,665	8.0%
EMEA	794,006	828,581	(4.2)	685,820	15.8
Asia	683,988	634,503	7.8	538,628	27.0
TS
Americas	$819,514	$827,631	(1.0)%	$802,136	2.2%
EMEA	328,635	293,167	12.1	288,814	13.8
Asia	64,833	43,507	49.0	66,202	(2.1)
Totals by Region
Americas	$1,776,938	$1,811,853	(1.9)%	$1,688,801	5.2%
EMEA	1,122,641	1,121,748	0.1	974,634	15.2
Asia	748,821	678,010	10.4	604,830	23.8

Consolidated sales for the first quarter of fiscal 2007 were $3.65 billion, up $380.1 million, or 11.6%, from the prior year first quarter consolidated sales of $3.27 billion with both operating groups contributing to the increase and with approximately $46 million, or 1.4%, of this year-over-year increase resulting from the impact of changes in foreign currency exchange rates. On a sequential basis, the Company’s top line increased slightly by $36.8 million, or 1.0%, with less than a half of a percent of the increase attributable to the impact of changes in foreign currency exchange rates.

EM reported sales of $2.44 billion in the first quarter of fiscal 2007, up $324.3 million, or 15.4% (13.9% increase excluding the impact of changes in foreign currency exchange rates), over the prior year first quarter sales of $2.11 billion, which represents the fifth consecutive quarter of year-over-year sales growth in excess of 10%. On a sequential basis, EM sales were down slightly by $11.9 million, or 0.5%, from sales of $2.45 billion in the fourth quarter of fiscal 2006. A sequential decline was expected as Avnet’s first fiscal quarter is impacted by the typically slower summer season, but the decline was less than anticipated primarily due to the Asia and EMEA region’s sequential sales performance. EM’s better than expected sequential performance was attributable to strength in its core OEM customer base which experienced sequential growth that was somewhat offset by softness in its largest contract manufacturers and communications businesses.

EM grew sales in all three regions with Asia posting the strongest gains of 27.0% year-over-year. The Americas and EMEA regions posted year-over-year sales increases of 8.0% and 15.8%, respectively, with EMEA growing 10.9% excluding the impact of changes in foreign currency exchange rates. Sequentially, Asia region sales increased 7.8% and EMEA sales declined 4.2%, respectively, which was better than expected performance considering the normal slower summer season. Sales in the Americas declined 2.7% sequentially, in line with management’s expectation for the seasonally slower first quarter.

TS reported sales of $1.21 billion, up $55.8 million, or 4.8%, from sales in the first quarter of fiscal 2006 of $1.16 billion. The year-over-year growth was driven primarily by sales of enterprise computing products in the TS Partner Solutions business. Notwithstanding the normally slower summer season, TS sales in the first quarter of fiscal 2006 increased 4.2% sequentially when compared with the fourth quarter of fiscal 2006. TS Americas’ sales of $819.5 million increased 2.2% compared with the prior year first quarter. TS Americas’ sales declined slightly by $8.1 million, or 1.0%, on a sequential basis due to the normal sequential seasonal trend of the Partner Solutions business which focuses on enterprise computing solutions. TS EMEA sales of $328.6 million were up $39.8 million from the prior year first quarter, representing a 13.8% increase (8.8% increase year-over-year excluding the impact of changes in foreign currency exchange rates) and TS Asia sales declined $1.4 million, or 2.1%, year-over-year. Sequentially, TS EMEA and Asia grew sales by 12.1% and 49.0% which was fueled by an increase in microprocessor sales.

Gross Profit and Gross Profit Margins

Consolidated gross profit for the first quarter of fiscal 2007 was $468.4 million, up $45.1 million, or 10.7%, over prior year first quarter. Gross profit margin was 12.8%, a 10 basis point decline compared with a gross margin of 12.9% in the prior year first quarter. The slight decline in gross profit margin is primarily due to the regional shift in EM where Asia grew from 25.5% of EM revenue in the prior year first quarter to 28.1% in first quarter of fiscal 2007. The Asia region has a different business model, particularly in EM, from the other regions in that Asia typically has lower gross profit margins on its product sales. However, Asia also has lower operating expense and higher asset velocity than the other regions.

Looking to the second quarter of fiscal 2007, although both operating groups continue to focus on enhancing profitability, the second quarter is typically the strongest quarter of the year for TS driven by the calendar year-end budgeting cycles of many of its customers is likely to result in TS constituting a higher percentage of Avnet’s consolidated sales in the second fiscal quarter, which generally experiences lower gross margins than EM. However, management expects the mix of business between the two operating groups will return to roughly the same ratio as the current quarter mix after the end of the calendar year.

Selling, General and Administrative Expenses

Selling, general and administrative expenses were $323.4 million in the first quarter of fiscal 2007, down $15.4 million, or 4.5%, over the prior year first quarter. This decrease is primarily attributable to the realization of operating expense synergies from the Memec integration. During the prior year fiscal quarter, the Company was still implementing its plan to integrate the Memec business into the existing operations of Avnet. The restructuring and integration plan was completed by the end of fiscal 2006 and, as a result, the first quarter of fiscal 2007 is the first quarter to fully benefit from operating expense synergies achieved.

Metrics that management monitors with respect to its operating expenses are selling, general and administrative expenses as a percentage of sales and as a percentage of gross profit. In the first quarter of fiscal 2007, selling, general and administrative expenses were 8.9% of sales and 69.0% of gross profit as compared with 10.4% and 80.0%, respectively, in the first quarter of fiscal 2006. This significant year-over-year improvement is primarily a result of the realization of operating expense synergies from the Memec acquisition and the Company’s ongoing focus on managing levels of operating costs through its operational excellence initiatives.

Restructuring and Integration Charges

During the first fiscal quarter of 2006, the Company incurred certain restructuring charges and integration costs primarily as a result of the acquisition of Memec on July 5, 2005, which was fully integrated into the Company’s existing EM operations in all three regions by the end of fiscal 2006 (Memec-related restructuring activity). In addition, the Company also incurred charges relating to certain cost reduction actions taken by TS in the EMEA region (non-Memec related restructuring activity).

The restructuring and integration charges incurred during the first quarter of fiscal 2006 totaled $13.8 million pre-tax , $10.0 million after-tax, or $0.07 per share on a diluted basis. The pre-tax charges consisted of $3.5 million for severance costs in EM related to the Memec integration, $0.6 million of severance costs for the reduction of TS personnel in EMEA, $0.8 million of facility exit costs, $2.3 million for the write-down of certain capitalized IT-related initiatives, $0.1 million for other charges and $6.5 million for integration costs.

Severance charges incurred during the first quarter of fiscal 2006 related to work force reductions of over 200 personnel primarily in administrative and support functions in the EMEA and Americas regions. The majority of the positions eliminated were Avnet personnel that were deemed redundant by management with the merger of Memec into Avnet and also a small number of primarily administrative staff in TS’s operations in EMEA who were identified as redundant based upon the realignment of certain job functions in that region. The facility exit charges related to liabilities for remaining non-cancelable lease obligations and the write-down of property, plant and equipment at two facilities in the Americas. The facilities, which supported administrative and support functions, and some sales functions, were identified for consolidation based upon the termination of certain personnel discussed above and the relocation of other personnel into other existing Avnet facilities. The IT-related charges resulted from management’s review of certain capitalized systems and hardware as part of the integration effort. A substantial portion of this write-off relates to mainframe hardware that was scrapped due to the purchase of new, higher capacity hardware to handle the increased capacity needs with the addition of Memec. Similarly, certain capitalized IT assets were written off when they became redundant either to other acquired systems or new systems under development in the first quarter of fiscal 2006 as a result of the acquisition of Memec. Other charges in the first quarter of fiscal 2006 related primarily to certain contract and lease termination charges associated with the redundant employees identified in TS EMEA.

Also related to the Memec acquisition, the Company incurred certain integration related costs related to incremental salary costs, primarily of Memec personnel, who were retained by Avnet for extended periods following the close of the acquisition, solely to assist in the integration of Memec’s IT systems, administrative and logistics operations into those of Avnet. These identified personnel had no other meaningful day-to-day operational responsibilities outside of the integration effort. Also included in integration costs are certain professional fees, travel, meeting, marketing and communication costs that were incrementally incurred solely related to the Memec integration efforts. All integration costs were incurred and paid during the first quarter of fiscal 2006.

As of September 30, 2006, the remaining Memec-related reserves with respect to the restructuring actions taken in fiscal 2006 totaled $2.4 million consisting of $1.6 million related to severance reserves, the majority of which management expects to utilize by the end of fiscal 2007, and $0.8 million of facility exit costs, the majority of which management expects to utilize by fiscal 2009.

As of September 30, 2006, remaining reserves with respect to the non-Memec related restructuring and other actions taken in fiscal 2006 totaled $4.7 million consisting of $2.6 million related to severance reserves, the majority of which management expects to utilize before the end of fiscal 2008, $2.0 million of facility exit costs, the majority of which management expects to utilize by fiscal 2013, and $0.1 million of other costs, the majority of which management expects to utilize by the end of fiscal 2007.

As of September 30, 2006, the Company’s remaining reserves for fiscal 2004 restructuring and other related activities totaled $6.0 million. Of this balance, $0.4 million related to remaining severance reserves the majority of which the Company expects to utilize by the end of fiscal 2008. The remaining reserve balance also included $5.3 million related to reserves for contractual lease commitments, substantially all of which the Company expects to utilize by the end of fiscal 2010, although a small portion of the remaining reserves relate to lease payouts that extend as late as fiscal 2012. The other reserves, which total $0.3 million, related primarily to remaining contractual commitments, the majority of which the Company expects to utilize during fiscal 2007.

Operating Income

Operating income for the first quarter of fiscal 2007 was $145.0 million, or 3.97% of consolidated sales, as compared with operating income of $70.7 million, or 2.16% of consolidated sales in the first quarter of fiscal 2006. All regions in both operating groups contributed to the increase in operating income margin. Included in operating income for the first quarter of fiscal 2006 were restructuring and integration charges totaling $13.8 million (0.4% of consolidated sales) as discussed earlier in this MD&A. The growth in operating income was more than eight times the growth in revenues and primarily resulted from the realization of operating expenses synergies from the Memec acquisition (see Selling, General and Administrative Expenses for further discussion).

EM reported operating income of $125.6 million (5.2% of EM sales) in the first quarter of fiscal 2007 as compared with $69.9 million (3.3% of EM sales) in the prior year first quarter. The increase in operating income margin for EM year-over-year is a function of the operating expense synergies realized from the Memec integration discussed earlier in this MD&A. This also represents the third consecutive quarter where EM operating income margin was greater than 5%. TS operating income in the first quarter of fiscal 2007 was $39.0 million (3.2% of TS sales) as compared with $32.6 million (2.8% of TS sales) in the prior year first quarter. TS’ improved operating income margin is attributable to the ongoing management of operating costs. Corporate operating expenses totaled $19.6 million in the first quarter of fiscal 2007 as compared to $18.0 million in the first quarter of fiscal 2006.

Interest Expense and Other Income, net

Interest expense in the first quarter of fiscal 2007 was $22.3 million, down $1.4 million, or 6.1%, from interest expense of $23.7 million in the first quarter of fiscal 2006. The year-over-year decrease in interest expense is primarily a result of the refinancing activities which occurred in fiscal 2006. The Company repurchased $254.1 million of its 8.00% Notes due November 15, 2006 (the “8.00% Notes”) in September 2005 funded primarily with the issuance of $250.0 million of 6.00% Notes due September 1, 2015 (the “6.00% Notes”) and repurchased an additional $2.2 million of the 8.00% Notes in December 2005. In addition, during the fourth quarter of fiscal 2006, the Company repurchased $113.6 million of its 9 3/4% Notes due February 15, 2008 (the “9 3/4% Notes”) with available liquidity. Slightly offsetting the benefit from the financing activities was interest expense incurred in September 2006 on both the 9 3/4% Notes and the new $300.0 million 6.625% Notes due 2016 issued during the first quarter. In September 2006, the Company issued $300.0 million principal amount of 6.625% Notes due 2016 (the “6.625% Notes”) and used the proceeds to fund the repurchase of $361.4 million of the 9 3/4% Notes, which was completed on October 12, 2006. See Financing Transactions for further discussion of the Company’s outstanding debt.

Other income, net, was $3.7 million in the first quarter of fiscal 2007 as compared with $1.9 million in the first quarter of fiscal 2006. The increase is primarily due to income of $2.8 million related to the recovery of a non-trade receivable in Europe, partially offset by higher foreign currency losses over prior year first quarter. Avnet acquired the non-trade receivable as a result of the Memec acquisition on July 5, 2005 and wrote it down to its estimated realizable value during the purchase price allocation period, which closed at the end of fiscal 2006. The amount represents the recovery above the estimated realizable value.

Debt Extinguishment Costs

As further described in Financing Transactions, the Company incurred debt extinguishment costs in the first quarter of fiscal 2007 associated with the redemption of all of its outstanding 9 3/4% Notes due February 15, 2008. The costs incurred as a result of the redemption totaled $27.4 million pre-tax, $16.5 million after tax, or $0.11 per share on a diluted basis, and consisted of $20.3 million for the make-whole redemption premium, $5.0 million associated with two interest rate swap terminations, and $2.1 million to write-off certain deferred financing costs.

During the first quarter of fiscal 2006, the Company also incurred debt extinguishment costs associated with the repurchase of $254.1 million of the 8.00% Notes. The costs, which related primarily to premiums and other transaction costs associated with the repurchase, totaled $11.7 million pre-tax, $7.1 million after tax, or $0.05 per share on a diluted basis.

Income Tax Provision

The Company’s effective tax rate on its income before income taxes was 35.3% in the first quarter of fiscal 2007 as compared with 33.0% in the first quarter of fiscal 2006. The effective tax rate was impacted by the combination of an increase in pre-tax income and a higher effective tax rate based upon the projected mix of profits for the remainder of the fiscal year. In addition, the Company recognized an additional tax provision for transfer pricing exposures in Europe in the amount of $3.4 million, or $0.02 per share on a diluted basis.

Net Income

As a result of the operational performance and other factors described in the preceding sections of this MD&A, the Company’s consolidated net income for the first quarter of fiscal 2007 was $64.1 million, or $0.44 per share on a diluted basis, as compared with $24.9 million or $0.17 per share on a diluted basis, in the prior year first quarter. Net income for the first quarter of fiscal 2007 was negatively impacted by costs totaling $18.1 million or $0.12 per share on a diluted basis, which included debt extinguishment costs ($16.5 million after tax or $0.11 per share on a diluted basis) and an income tax audit provision ($3.4 million after tax or $0.02 per share on a diluted basis), partially offset by the recovery of a previously reserved non-trade receivable ($1.8 million after tax or $0.01 per share on a diluted basis). The prior year first quarter results include restructuring and integration charges ($10.0 million after tax or $0.07 per share on a diluted basis) and debt extinguishment costs ($7.1 million after tax or $0.05 per share on a diluted basis).

LIQUIDITY AND CAPITAL RESOURCES

Cash Flow

The following table summarizes the Company’s cash flow activity for the quarters ended September 30, 2006 and October 1, 2005, including the Company’s computation of free cash flow and a reconciliation of this metric to the nearest GAAP measures of net income and net cash flow from operations. Management’s computation of free cash flow consists of net cash flow from operations plus cash flows generated from or used for purchases and sales of property, plant and equipment, acquisitions of operations, effects of exchange rates on cash and cash equivalents and other financing activities. Management believes that the non-GAAP metric of free cash flow is a useful measure to help management and investors better assess and understand the Company’s operating performance and sources and uses of cash. Management also believes the analysis of free cash flow assists in identifying underlying trends in the business. Computations of free cash flow may differ from company to company. Therefore, the analysis of free cash flow should be used as a complement to, and in conjunction with, the Company’s consolidated statements of cash flows presented in the accompanying consolidated financial statements.

Management also analyzes cash flow from operations based upon its three primary components noted in the table below: net income, non-cash and other reconciling items and cash flow generated from (used for) working capital. Similar to free cash flow, management believes that this breakout is an important measure to help management and investors understand the trends in the Company’s cash flows, including the impact of management’s focus on asset utilization and efficiency through its management of the net balance of receivables, inventories and accounts payable.

	First Quarters Ended
	September 30,	October 1,
	2006	2005
	(Thousands)

Net income	$64,143	$24,897
Non-cash and other reconciling items(1)	50,850	33,858
Cash flow used for working capital (excluding cash and cash equivalents)(2)	(141,610)	(208,013)

Net cash flow used for operations	(26,617)	(149,258)
Cash flow generated from (used for):
Purchase of property, plant and equipment	(14,045)	(13,149)
Cash proceeds from sales of property, plant and equipment	728	292
Acquisitions of operations, net	—	(297,990)
Effect of exchange rates on cash and cash equivalents	88	(1,039)
Other, net financing activities	3,082	22,069

Net free cash flow	(36,764)	(439,075)
Proceeds from debt, net	241,830	5,874

Net increase (decrease) in cash and cash equivalents	$205,066	$(433,201)

(1)	Non-cash and other reconciling items are the combination of depreciation and amortization, deferred income taxes, non-cash restructuring and other charges, and other, net (primarily stock-based compensation expense and the provision for doubtful accounts), in cash flows from operations.

(2)	Cash flow used for working capital is the combination of the changes in the Company’s working capital and other balance sheet accounts in cash flows from operations (receivables, inventories, accounts payable and accrued expenses and other, net).

During the first quarter of fiscal 2007, the Company used $26.6 million of cash and cash equivalents for its operating activities as compared with a use of $149.3 million in the first quarter of fiscal 2006. These results are comprised of: (1) the cash flow generated from net income excluding non-cash and other reconciling items, which includes the add-back of depreciation and amortization, deferred income taxes and other non-cash items (primarily stock-based compensation expense and the provision for doubtful accounts) as well as non-cash restructuring and other charges in the prior year first quarter (see Results of Operations — Restructuring and Integration Charges in this MD&A for further discussion) and (2) the cash flows (used for) generated from working capital, excluding cash and cash equivalents. The working capital outflow in the first quarter of fiscal 2007 consists of growth in receivables ($80.6 million), growth in inventories ($34.3 million), net cash outflows for accounts payable ($9.5 million) and cash outflow for other items ($17.2 million). During the first quarter of fiscal 2007, EM experienced a small inventory build although inventory turns remained near its highest levels. In the prior year first quarter, two significant uses of cash and cash equivalents for operating activities related to: (1) an accelerated contribution of $58.6 million to the Company’s pension plan during the first quarter of fiscal 2006 and (2) cash payments of approximately $20.3 million made during the first quarter of fiscal 2006 associated with the various reserves established through the Company’s restructuring charges and purchase accounting adjustments recorded during the prior year first quarter (see Note 3 and 12 to the accompanying consolidated financial statements and Results of Operations — Restructuring and Integration Charges in this MD&A for further discussion of these items). The remaining use of cash, primarily for working capital requirements, in the first quarter of fiscal 2006 was a result of some strategic buildup of inventory in EM’s Asia and EMEA operations in anticipation of the integration of Memec IT-systems in both regions and the integration of Memec’s warehouse operations in Asia in the early part of the second quarter of fiscal 2006. The softening of demand, primarily in EM’s EMEA operations (see Results of Operations — Sales for further discussion), also contributed to a lesser extent to some buildup of inventory during the first quarter of fiscal 2006. Despite the growth of inventory, EM achieved record inventory turns during the first quarter of fiscal 2006.

The Company’s cash flows associated with investing activities included capital expenditures during the first quarter of fiscal 2007 related to system development costs, computer hardware and software expenditures and certain leasehold improvement costs. For the first quarter of fiscal 2006, the expenditures included a new mainframe purchase and the ongoing development of one additional operating system to replace one of the systems that was disposed of as part of the restructuring charge in the first quarter of fiscal 2006 (see Results of Operations — Restructuring and Integration Charges for further discussion). Also included in cash flows from investing activities in prior year is the significant outflow of approximately $297.1 million, during the quarter, associated with the Company’s acquisition of Memec. The remaining cash outflows for acquisitions primarily related to an additional earn-out payment associated with a small acquisition completed in fiscal 2005. The cash inflows associated with other net financing activities in the first quarter of fiscal 2007 relates to the excess tax benefit associated with stock option exercises. In the first quarter of fiscal 2006, the other net financing activities related primarily to cash received for exercise of stock options and the excess tax benefit associated with stock option exercises.

As a result of the factors discussed above, the Company utilized free cash flow of $36.8 million in the first quarter of fiscal 2007 as compared with a utilization of $439.1 million in the first quarter of fiscal 2006. The Company also generated a net cash inflow of $241.8 million and $5.9 million from financing activities in the first quarter of fiscal 2007 and first quarter of fiscal 2006, respectively. During the first quarter of fiscal 2007, the Company issued $300.0 million of 6.625% Notes due 2016 (see Financing Transactions for further discussion). As part of the Company’s financing activities in first quarter of fiscal 2006, the Company repurchased $254.1 million of its 8.00% Notes (see Financing Transactions). These results combined to yield a net inflow of cash of $205.1 million in the first quarter of fiscal 2007 as compared with a net usage of cash of $433.2 million in the first quarter of fiscal 2006.

Capital Structure and Contractual Obligations

The following table summarizes the Company’s capital structure as of the end of the first quarter of fiscal 2007 with a comparison to fiscal 2006 year-end:

	September 30,	% of Total	July 1,	% of Total
	2006	Capitalization	2006	Capitalization
	(Dollars in thousands)

Short-term debt	$628,254	14.3%	$316,016	7.8%
Long-term debt	857,310	19.5	918,810	22.6

Total debt	1,485,564	33.8	1,234,826	30.4
Shareholders’ equity	2,909,063	66.2	2,831,183	69.6

Total capitalization	$4,394,627	100.0	$4,066,009	100.0

At July 1, 2006, long-term debt in the above table includes a fair value adjustment of $7.5 million decreasing total debt and capitalization. This fair value adjustment is a result of the Company’s fair value hedges on its 9 3/4% Notes discussed in Financing Transactions below. In addition, due to the timing of the redemption of the 9 3/4% Notes (discussed further in Financing Transactions below), both the 9 3/4% Notes and the 6.625% Notes issued in September 2006 were outstanding at September 30, 2006. The 9 3/4% Notes outstanding amount of $361.4 million was included in short-term debt and $300.0 million principal amount of the 6.625% Notes was included as long-term debt at September 30, 2006.

For a description of the Company’s long-term debt and lease commitments for the next five years and thereafter, see Long-Term Contractual Obligations appearing in Item 7 of the Company’s Annual Report on Form 10-K for the year ended July 1, 2006. With the exception of the Company’s debt transactions and equity issuance discussed herein, there are no material changes to this information outside of normal lease payments.

The Company does not currently have any material commitments for capital expenditures.

Financing Transactions

The Company has an unsecured $500.0 million credit facility with a syndicate of banks (the “Credit Facility”), expiring in October 2010. The Company may select from various interest rate options, currencies and maturities under the Credit Facility. The Credit Facility contains certain covenants, all of which the Company was in compliance with as of September 30, 2006. As of July 1, 2006, there was $6.0 million drawn under the Credit Facility included in “long-term debt” in the consolidated financial statements and $22.9 million in letters of credit issued under the Credit Facility which represents a utilization of the Credit Facility capacity but they are not recorded in the consolidated balance sheet as the letters of credit are not debt. At September 30, 2006, there were no borrowings under the Credit Facility; however, there was $19.6 million of letters of credit issued under the Credit Facility.

The Company has an accounts receivable securitization program (the “Securitization Program” or the “Program”) with a group of financial institutions that allows the Company to sell, on a revolving basis, an undivided interest of up to $450.0 million in eligible receivables while retaining a subordinated interest in a portion of the receivables. The Program does not qualify for sale accounting. The Program has a one year term that expires in August 2007. There were no drawings outstanding under the Program at September 30, 2006.

During September 2006, the Company elected to redeem all of its outstanding 9 3/4% Notes due February 15, 2008 (the “9 3/4% Notes”). The Company used the net proceeds of $296.1 million from the issuance in the first quarter of $300.0 million principal amount of 6.625% Notes due September 15, 2016 plus available liquidity, to repurchase the 9 3/4% Notes on October 12, 2006. In connection with the repurchase, the Company terminated two interest rate swaps with a total notional amount of $200.0 million that hedged a portion of the 9 3/4% Notes. Debt extinguishment costs incurred as a result of the redemption totaled $27.4 million pre-tax, $16.5 million after tax, or $0.11 per share on a diluted basis, and consisted of $20.3 million for a make-whole redemption premium, $5.0 million associated with the two interest rate swap terminations, and $2.1 million to write-off certain deferred financing costs.

In August 2005, the Company issued $250.0 million of 6.00% Notes due September 1, 2015. The proceeds from the offering, net of discount and underwriting fees, were $246.5 million. The Company used these proceeds, plus cash and cash equivalents on hand, to fund the tender and repurchase of $250.0 million of the 8.00% Notes due November 15, 2006 (the “8% Notes”), at a price of $1,045 per $1,000 principal amount of Notes. Also during the first quarter of fiscal 2006, the Company repurchased $4.1 million of the 8% Notes at a price of approximately $1,038 per $1,000 principal amount of Notes. As a result of the tender and repurchases, the Company incurred debt extinguishment costs of $11.7 million pre-tax, $7.1 million after tax, or $0.05 per share on a diluted basis, relating primarily to premiums and other transaction costs.

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

The hedged fixed rate debt and the interest rate swaps outstanding at the end of fiscal 2006 were adjusted to current market values through interest expense in the accompanying consolidated statements of operations. The Company accounts for hedges using the shortcut method as defined under Statement of Financial Accounting Standards No. 133, Accounting for Derivative Instruments and Hedging Activities, as amended by Statement of Financial Accounting Standards No. 138, Accounting for Certain Derivative Instruments and Hedging Activities.  Due to the effectiveness of the hedges since inception, the market value adjustments for the hedged debt and the interest rate swaps directly offset one another. The fair value of the interest rate swaps at July 1, 2006 was a liability of $7.5 million which is included in “other long-term liabilities” and a corresponding fair value adjustment of the hedged debt decreased long-term debt by the same amount. As discussed above, the Company terminated all remaining interest rate swaps during the first quarter of fiscal 2007 in connection with the redemption of the 9 3/4% Notes.

In addition to its primary financing arrangements, the Company has several small lines of credit in various locations to fund the short-term working capital, foreign exchange, overdraft and letter of credit needs of its wholly owned subsidiaries in Europe, Asia and Canada. Avnet generally guarantees its subsidiaries’ debt under these facilities.

Covenants and Conditions

The Securitization Program discussed above requires the Company to maintain certain minimum interest coverage and leverage ratios as defined in the Credit Facility (see discussion below) in order to continue utilizing the Program. The Program agreement also contains certain covenants relating to the quality of the receivables sold. If these conditions are not met, the Company may not be able to borrow any additional funds and the financial institutions may consider this an amortization event, as defined in the agreement, which would permit the financial institutions to liquidate the accounts receivable sold to cover any outstanding borrowings. Circumstances that could affect the Company’s ability to meet the required covenants and conditions of the agreement include the Company’s ongoing profitability and various other economic, market and industry factors. Management does not believe that the covenants under the Program limit the Company’s ability to pursue its intended business strategy or future financing needs. The Company was in compliance with all covenants of the Program agreement at September 30, 2006.

The Credit Facility discussed in Financing Transactions contain certain covenants with various limitations on debt incurrence, dividends, investments and capital expenditures and also includes financial covenants requiring the Company to maintain minimum interest coverage and leverage ratios, as defined. Management does not believe that the covenants in the Credit Facility limit the Company’s ability to pursue its intended business strategy or future financing needs. The Company was in compliance with all covenants of the Credit Facility as of September 30, 2006.

See Liquidity for further discussion of the Company’s availability under these various facilities.

Liquidity

The Company had total borrowing capacity of $950.0 million at September 30, 2006 under the Credit Facility and the Program, against which $19.6 million in letters of credit were issued under the Credit Facility resulting in $930.4 million of net availability at the end of the first quarter. The Company also had an additional $481.8 million of cash and cash equivalents at September 30, 2006. There are no significant financial commitments of the Company outside of normal debt and lease maturities discussed in Capital Structure and Contractual Obligations.  Management believes that Avnet’s borrowing capacity, its current cash availability and the Company’s expected ability to generate operating cash flows are sufficient to meet its projected financing needs. The Company is less likely to generate significant operating cash flows in a growing electronic component and computer products industry. However, additional cash requirements for working capital are generally expected to be offset by the operating cash flows generated by the Company’s enhanced profitability resulting from the Company’s cost reductions achieved in recent years. The next significant public debt maturity is the $143.7 million of 8% Notes due to mature in November 2006, which management will repay through available cash and cash equivalents or available liquidity.

The following table highlights the Company’s liquidity and related ratios as of the end of the first quarter of fiscal 2007 with a comparison to the fiscal 2006 year-end:

COMPARATIVE ANALYSIS — LIQUIDITY

	September 30,	July 1,	Percentage
	2006	2006	Change
	(Dollars in millions)

Current Assets	$4,821.2	$4,467.5	7.9%
Quick Assets	3,039.2	2,753.8	10.4
Current Liabilities	2,733.0	2,438.3	12.1
Working Capital	2,088.2	2,029.2	2.9
Total Debt	1,485.6	1,234.8	20.3
Total Capital (total debt plus total shareholders’ equity)	4,394.6	4,066.0	8.1
Quick Ratio	1.1:1	1.1:1
Working Capital Ratio	1.8:1	1.8:1
Debt to Total Capital	33.8%	30.4%

The Company’s quick assets (consisting of cash and cash equivalents and receivables) increased 10.4% from July 1, 2006 to September 30, 2006 primarily as a result of the proceeds from the issuance of the $300.0 million 6.625% Notes which were included in cash and cash equivalents at September 30, 2006. On October, 12, 2006, the proceeds were used, along with available liquidity, to fund the redemption of the 9 3/4% Notes outstanding balance of $361.4 million. Similarly, current liabilities grew 12.1% due to the short-term classification of the 9 3/4% Notes as the redemption notice was issued in September but the 9 3/4% Notes were retired in October. This increase was slightly offset by the reduction in the accounts receivable securitization balance along with small declines in accounts payable and accrued expenses since July 1, 2006. As a result of the factors noted above, total working capital increased by approximately 2.9% during the first quarter of fiscal 2007. Total debt increased 20.3% due to the issuance of the 6.625% Notes in September 2006 as discussed above, offset slightly by the reduction in the accounts receivable securitization balance. Total capital grew primarily due to net income for the quarter of $64.1 million.

Finally, the debt to capital ratio increased to 33.8% at September 30, 2006 from 30.4% at July 1, 2006 primary as a result of the 6.625% Notes issued in September from which the proceeds were not used until October to fund the redemption of the 9 3/4% Notes.

Recently Issued Accounting Pronouncements

In September 2006, the Securities and Exchange Commission issued Staff Accounting Bulletin No. 108, Considering the Effects of Prior Year Misstatements when Quantifying Current Year Misstatements (“SAB 108”). SAB 108 requires analysis of misstatements using both an income statement (rollover) approach and a balance sheet (iron curtain) approach in assessing materiality and provides for a one-time cumulative effect transition adjustment. SAB 108 is effective for fiscal year end 2007. The Company is evaluating the potential impact on its consolidated financial statements upon adoption of SAB 108.

In September 2006, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standard (“SFAS”) No. 158, Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans (“SFAS 158”). SFAS 158 requires the recognition in the balance sheet of the overfunded or underfunded positions of defined benefit pension and other postretirement plans, along with a corresponding non-cash after-tax adjustment to stockholders’ equity. SFAS 158 is effective for fiscal year end 2007. The Company is evaluating the potential impact on its consolidated financial statements upon adoption of SFAS 158.

In September 2006, the FASB issued SFAS No. 157, Fair Value Measurements (“SFAS 157”), which defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles, and expands disclosures about fair value measurements. SFAS 157 does not require any new fair value measurements, but provides guidance on how to measure fair value by providing a fair value hierarchy used to classify the source of the information. SFAS 157 is effective for fiscal year 2009. The Company is evaluating the potential impact on its consolidated financial statements upon adoption of SFAS 157.

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

In March 2006, FASB issued SFAS No. 156, Accounting for Servicing of Financial Assets — an Amendment of FASB Statement No. 140” (“SFAS 156”). SFAS 156 provides guidance on the accounting for servicing assets and liabilities when an entity undertakes an obligation to service a financial asset by entering into a servicing contract. This statement is effective for all transactions at the beginning of fiscal 2008. The adoption of SFAS 156 is not expected to have a material impact on the Company’s consolidated financial condition or results of operations.

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

In May 2005, the FASB issued SFAS No. 154 (“SFAS 154”), Accounting Changes and Error Corrections.  SFAS 154 applies to all voluntary changes in accounting principle as well as to changes required by an accounting pronouncement that does not include specific transition provisions. SFAS 154 eliminates the requirement in Accounting Principles Board Opinion No. 20, Accounting Changes, to include the cumulative effect of changes in accounting principle in the income statement in the period of change and, instead, requires changes in accounting principle to be retrospectively applied. Retrospective application requires the new accounting principle to be applied as if the change occurred at the beginning of the first period presented by modifying periods previously reported, if an estimate of the prior period impact is practicable and estimable. SFAS 154 is effective for accounting changes and corrections of errors made in fiscal years beginning after December 15, 2005. The adoption of SFAS 154 did not have a material impact on the Company’s consolidated financial statements.

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

See Item 7A, Quantitative and Qualitative Disclosures About Market Risk, in the Company’s Annual Report on Form 10-K for the year ended July 1, 2006 for further discussion of market risks associated with interest rates and foreign currency exchange. Avnet’s exposure to foreign exchange risks have not changed materially since July 1, 2006 as the Company continues to hedge the majority of its foreign exchange exposures. Thus, any increase or decrease in fair value of the Company’s foreign exchange contracts is generally offset by an opposite effect on the related hedged position. As discussed in Financing Transactions, the Company terminated its remaining interest rate swaps during the first quarter of fiscal 2007 in connection with the redemption of its 9 3/4% Notes.

See Liquidity and Capital Resources — Financing Transactions appearing in Item 2 of this Report for further discussion of the Company’s financing facilities and capital structure. As of September 30, 2006, 92% of the Company’s debt bears interest at a fixed rate and 8% of the Company’s debt bears interest at variable rates. Therefore, a hypothetical 1.0% (100 basis point) increase in interest rates would result in a $0.3 million impact on income before income taxes in the Company’s consolidated statement of operations for the quarter ended September 30, 2006.

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

During the first quarter of fiscal 2007, there have been no changes to the Company’s internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

Item 1A.	Risk Factors

This Report contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended and Section 21E of the Securities Exchange Act of 1934, as amended, with respect to the financial condition, results of operations and business of Avnet, Inc. and subsidiaries (“Avnet” or the “Company”). You can find many of these statements by looking for words like “believes,” “expects,” ““anticipates,” “should,” “will,” “may,” “estimates” or similar expressions in this Report or in documents incorporated by reference in this Report. These forward-looking statements are subject to numerous assumptions, risks and uncertainties. Any forward-looking statement speaks only as of the date on which that statement is made. The Company assumes no obligation to update any forward-looking statement to reflect events or circumstances that occur after the date on which the statement is made.

The discussion of Avnet’s business and operations should be read together with the risk factors contained in Item 1A of its 2006 Annual Report on Form 10-K, filed with the Securities and Exchange Commission, which describe various risks and uncertainties to which the Company is or may become subject. These risks and uncertainties have the potential to affect Avnet’s business, financial condition, results of operations, cash flows, strategies or prospects in a material and adverse manner. As of September 30, 2006, there have been no material changes to the risk factors set forth in the Company’s 2006 Annual Report on Form 10-K.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

The following table includes the Company’s monthly purchases of common stock during the first quarter ended September 30, 2006:

				Maximum Number
			Total Number of	(or Approximate Dollar
			Shares Purchased as	Value) of Shares
			Part of Publicly	That May Yet Be
	Total Number of	Average Price Paid	Announced Plans or	Purchased Under the
Period	Shares Purchased	per Share	Programs	Plans or Programs

July	12,000	$19.24	—	—
August	15,000	$17.66	—	—
September	10,000	$18.43	—	—

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

Date: November 8, 2006