Form 10-Q
period 2006-12-30
AVNET INC
filed 2007-02-07
CIK 8858

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended December 30, 2006

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

The total number of shares outstanding of the registrant’s Common Stock (net of treasury shares) as of January 26, 2007 — 147,770,973 shares.

AVNET, INC. AND SUBSIDIARIES

PART I

FINANCIAL INFORMATION

Item 1.	Financial Statements

AVNET, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS
(Unaudited)

	December 30,	July 1,
	2006	2006
	(Thousands, except
	share amounts)

ASSETS
Current assets:
Cash and cash equivalents	$389,823	$276,713
Receivables, less allowances of $91,352 and $88,983, respectively	2,716,668	2,477,043
Inventories	1,623,562	1,616,580
Prepaid and other current assets	113,829	97,126

Total current assets	4,843,882	4,467,462
Property, plant and equipment, net	165,981	159,433
Goodwill (Notes 3 and 4)	1,301,135	1,296,597
Other assets	247,814	292,201

Total assets	$6,558,812	$6,215,693

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Borrowings due within one year (Note 5)	$306,260	$316,016
Accounts payable	1,807,123	1,654,154
Accrued expenses and other	502,983	468,154

Total current liabilities	2,616,366	2,438,324
Long-term debt, less due within one year (Note 5)	857,105	918,810
Other long-term liabilities	26,340	27,376

Total liabilities	3,499,811	3,384,510

Commitments and contingencies (Note 6)
Shareholders’ equity (Notes 8 and 9):
Common stock $1.00 par; authorized 300,000,000 shares; issued 147,067,000 shares and 146,667,000 shares, respectively	147,067	146,667
Additional paid-in capital	1,031,118	1,010,336
Retained earnings	1,650,806	1,487,575
Cumulative other comprehensive income (Note 8)	230,261	186,876
Treasury stock at cost, 13,889 shares and 11,846 shares, respectively	(251)	(271)

Total shareholders’ equity	3,059,001	2,831,183

Total liabilities and shareholders’ equity	$6,558,812	$6,215,693

See notes to consolidated financial statements.

AVNET, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

	Second Quarters Ended		Six Months Ended
	December 30,	December 31,	December 30,	December 31,
	2006	2005	2006	2005
	(Thousands, except per share data)

Sales	$3,891,180	$3,759,112	$7,539,580	$7,027,377
Cost of sales (Note 12)	3,397,309	3,297,276	6,577,344	6,142,309

Gross profit	493,871	461,836	962,236	885,068
Selling, general and administrative expenses	330,055	341,451	653,449	680,221
Restructuring, integration and other charges (Note 12)	—	24,887	—	38,673

Operating income	163,816	95,498	308,787	166,174
Other income, net	2,635	2,960	6,381	4,838
Interest expense	(17,741)	(23,115)	(40,027)	(46,844)
Debt extinguishment costs (Note 5)	—	—	(27,358)	(11,665)

Income before income taxes	148,710	75,343	247,783	112,503
Income tax provision	49,622	25,707	84,552	37,970

Net income	$99,088	$49,636	$163,231	$74,533

Net earnings per share (Note 9):
Basic	$0.67	$0.34	$1.11	$0.51

Diluted	$0.67	$0.34	$1.11	$0.51

Shares used to compute earnings per share (Note 9):
Basic	146,967	145,978	146,843	145,374

Diluted	148,130	146,821	147,666	146,886

See notes to consolidated financial statements.

AVNET, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Six Months Ended
	December 30,	December 31,
	2006	2005
	(Thousands)

Cash flows from operating activities:
Net income	$163,231	$74,533
Non-cash and other reconciling items:
Depreciation and amortization	25,983	32,975
Deferred income taxes	42,441	2,044
Non-cash restructuring and other charges (Note 12)	—	12,945
Other, net (Note 10)	28,359	33,708
Changes in (net of effects from business acquisitions):
Receivables	(201,972)	(333,864)
Inventories	18,018	(52,590)
Accounts payable	124,802	134,322
Accrued expenses and other, net	10,195	(65,073)

Net cash flows provided by (used for) operating activities	211,057	(161,000)

Cash flows from financing activities:
Issuance of notes in public offering, net of issuance costs (Note 5)	296,085	246,483
Repayment of notes (Note 5)	(505,035)	(256,325)
Proceeds from bank debt, net (Note 5)	127,636	58,111
Proceeds from (repayment of) other debt, net (Note 5)	850	(578)
Other, net (Note 10)	9,570	23,579

Net cash flows (used for) provided by financing activities	(70,894)	71,270

Cash flows from investing activities:
Purchases of property, plant and equipment	(27,619)	(24,067)
Cash proceeds from sales of property, plant and equipment	962	1,629
Acquisition of operations, net (Note 3)	(4,180)	(304,022)

Net cash flows used for investing activities	(30,837)	(326,460)

Effect of exchange rate changes on cash and cash equivalents	3,784	(2,537)

Cash and cash equivalents:
— increase (decrease)	113,100	(418,727)
— at beginning of period	276,713	637,867

— at end of period	$389,823	$219,140

Additional cash flow information (Note 10)

See notes to consolidated financial statements.

AVNET, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.  In the opinion of management, the accompanying unaudited interim consolidated financial statements contain all adjustments necessary, all of which are of a normal recurring nature except for the debt extinguishment costs discussed in Note 5 and the restructuring, integration and other charges discussed in Note 12, to present fairly the Company’s financial position, results of operations and cash flows. For further information, refer to the consolidated financial statements and accompanying notes included in the Company’s Annual Report on Form 10-K for the fiscal year ended July 1, 2006.

2.  The results of operations for the second quarter and six months ended December 30, 2006 are not necessarily indicative of the results to be expected for the full year.

3.	Acquisitions

Fiscal 2007

During second quarter of fiscal 2007, the Company acquired a small semiconductor and embedded systems distribution business in Italy for a purchase price of approximately $12,650,000 ($3,321,000 net of cash acquired).

On December 31, 2006, the first day of Avnet’s third quarter of fiscal 2007, the Company completed the acquisition of Access Distribution. (See Note 13 for further discussion).

Fiscal 2006

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

The following table summarizes the utilization of reserves during first half of fiscal 2007 related to exit activities established through purchase accounting in connection with the acquisition of Memec:

		Facility Exit
	Severance	Reserves/
	Reserves	Write-downs	Other	Total
	(Thousands)

Balance at July 1, 2006	$1,610	$18,605	$2,457	$22,672
Amounts utilized	(464)	(4,037)	(433)	(4,934)
Other, principally foreign currency translation	29	20	—	49

Balance at December 30, 2006	$1,175	$14,588	$2,024	$17,787

Total amounts utilized for exit-related activities during the first half of fiscal 2007 consisted of $4,934,000 in cash payments. Cash payments for severance are expected to be substantially paid out by the end of fiscal 2008, whereas reserves for other contractual commitments, particularly for certain lease commitments, will extend into fiscal 2013.

AVNET, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

4.	Goodwill and intangible assets

The following table presents the carrying amount of goodwill, by reportable segment, for the six months ended December 30, 2006:

	Electronics	Technology
	Marketing	Solutions	Total
	(Thousands)

Carrying value at July 1, 2006	$1,037,469	$259,128	$1,296,597
Additions	3,236	—	3,236
Adjustments	(446)	—	(446)
Foreign currency translation	239	1,509	1,748

Carrying value at December 30, 2006	$1,040,498	$260,637	$1,301,135

The addition to goodwill for EM was the result of the acquisition of a small distribution business in Italy (see Note 3).

As a result of the Memec acquisition, the Company recorded intangible assets in the third quarter of fiscal 2006 of $22,600,000 for customer relationships with a ten year life and $3,800,000 for the trade name with a two year life. During the second quarter and first half of fiscal 2007, the Company recorded $1,040,000 and $2,080,000, respectively, in intangible asset amortization expense. There were no amounts expensed in the first half of fiscal 2006 as the intangible assets were not recorded until the third quarter of fiscal 2006, at which time nine months of amortization expense was recognized.

5.	External financing

Short-term debt consists of the following:

	December 30,	July 1,
	2006	2006
	(Thousands)

8.00% Notes due November 15, 2006	$—	$143,675
Bank credit facilities	113,486	130,725
Account receivable securitization	190,000	40,000
Other debt due within one year	2,774	1,616

Short-term debt	$306,260	$316,016

During the second quarter of fiscal 2007, the Company repaid the remaining $143,675,000 of the 8.00% Notes that matured on November 15, 2006. Bank credit facilities consist of various committed and uncommitted lines of credit with financial institutions utilized primarily to support the working capital requirements of foreign operations. The weighted average interest rates on the bank credit facilities was 3.8% at December 30, 2006 and 4.1% at July 1, 2006.

The Company has an accounts receivable securitization program (the “Program”) with a group of financial institutions that allows the Company to sell, on a revolving basis, an undivided interest of up to $450,000,000 in eligible receivables while retaining a subordinated interest in a portion of the receivables. The Program does not qualify for sale treatment. The Program has a one year term that expires in August 2007. There were $190,000,000 in drawings outstanding under the Program at December 30, 2006.

AVNET, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Long-term debt consists of the following:

	December 30,	July 1,
	2006	2006
	(Thousands)

9 3/4% Notes due February 15, 2008 (redeemed October 12, 2006)	$—	$361,360
6.00% Notes due September 1, 2015	250,000	250,000
6.625% Notes due September 15, 2016	300,000	—
2% Convertible Senior Debentures due March 15, 2034	300,000	300,000
Other long-term debt	7,105	14,931

Subtotal	857,105	926,291
Fair value adjustment for hedged 9 3/4% Notes	—	(7,481)

Long-term debt	$857,105	$918,810

During October 2006, the Company redeemed all of its outstanding 9 3/4% Notes due February 15, 2008. The Company used the net proceeds amounting to $296,085,000 from the issuance in September 2006 of $300,000,000 principal amount of 6.625% Notes due September 15, 2016, plus available liquidity, to repurchase the 9 3/4% Notes. In connection with the repurchase, the Company terminated two interest rate swaps with a total notional amount of $200,000,000 that hedged a portion of the 9 3/4% Notes. Debt extinguishment costs incurred in the first quarter of fiscal 2007 as a result of the redemption totaled $27,358,000 pre-tax, $16,538,000 after tax, or $0.11 per share on a diluted basis, and consisted of $20,322,000 for a make-whole redemption premium, $4,939,000 associated with the two interest rate swap terminations, and $2,097,000 to write-off certain deferred financing costs.

The Company has an unsecured $500,000,000 credit facility with a syndicate of banks (the “Credit Facility”), expiring in October 2010. The Company may select from various interest rate options, currencies and maturities under the Credit Facility. The Credit Facility contains certain covenants, all of which the Company was in compliance with as of December 30, 2006. As of July 1, 2006, there was $6,000,000 drawn under the Credit Facility included in “other long-term debt” in the preceding table and $22,925,000 in letters of credit issued under the Credit Facility which represents a utilization of the Credit Facility capacity but they are not recorded in the consolidated balance sheet as the letters of credit are not debt. At December 30, 2006, there were no borrowings under the Credit Facility; however, there was $19,589,000 of letters of credit issued under the Credit Facility.

In August 2005, the Company issued $250,000,000 of 6.00% Notes due September 1, 2015 (the “6% Notes”). The proceeds from the offering, net of discount and underwriting fees, were $246,483,000. The Company used these proceeds, plus cash and cash equivalents, to fund the tender and repurchase during the first quarter of fiscal 2006 of $254,095,000 of the 8.00% Notes due November 15, 2006. As a result of the tender and repurchases, the Company incurred debt extinguishment costs in the first quarter of fiscal 2006 of $11,665,000 pre-tax, $7,052,000 after tax, or $0.05 per share on a diluted basis, relating primarily to premiums and other transaction costs.

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

The Company’s noncontributory defined benefit pension plan (the “Plan”) covers substantially all domestic employees. Components of net periodic pension costs during the second quarters and six months ended December 30, 2006 and December 31, 2005 were as follows:

	Second Quarters Ended		Six Months Ended
	December 30,	December 31,	December 30,	December 31,
	2006	2005	2006	2005
	(Thousands)

Service cost	$3,715	$3,791	$7,430	$7,582
Interest cost	3,933	3,543	7,866	7,086
Expected return on plan assets	(5,123)	(5,144)	(10,246)	(10,288)
Recognized net actuarial loss	681	1,129	1,362	2,258
Amortization of prior service credit	(11)	(80)	(22)	(160)

Net periodic pension costs	$3,195	$3,239	$6,390	$6,478

AVNET, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

During the first quarter of fiscal 2006, the Company made contributions to the Plan of approximately $58,638,000. The Company may make voluntary contributions to the Plan during fiscal 2007.

8.	Comprehensive income

	Second Quarters Ended		Six Months Ended
	December 30,	December 31,	December 30,	December 31,
	2006	2005	2006	2005
	(Thousands)

Net income	$99,088	$49,636	$163,231	$74,533
Foreign currency translation adjustments	39,772	(15,115)	43,385	(21,000)

Total comprehensive income	$138,860	$34,521	$206,616	$53,533

9.	Earnings per share

	Second Quarters Ended		Six Months Ended
	December 30,	December 31,	December 30,	December 31,
	2006	2005	2006	2005
	(Thousands, except per share data)

Numerator:
Net income	$99,088	$49,636	$163,231	$74,533

Denominator:
Weighted average common shares for basic earnings per share	146,967	145,978	146,843	145,374
Net effect of dilutive stock options and restricted stock awards	1,163	843	823	1,512

Weighted average common shares for diluted earnings per share	148,130	146,821	147,666	146,886

Basic earnings per share	$0.67	$0.34	$1.11	$0.51

Diluted earnings per share	$0.67	$0.34	$1.11	$0.51

The 2% Convertible Debentures are excluded from the computation of earnings per share for the periods presented above as a result of the Company’s election to satisfy the principal portion of the Debentures, if converted, in cash (see Note 5).

Options to purchase 2,074,000 and 2,745,000 shares of the Company’s stock were excluded from the calculations of diluted earnings per share for the quarters ended December 30, 2006 and December 31, 2005, respectively, because the exercise price for those options was above the average market price of the Company’s stock. In the first six months of fiscal 2007 and 2006, options to purchase 2,910,000 and 2,629,000 shares, respectively, were similarly excluded from the diluted calculations above due to the above market exercise price. Inclusion of these options in the diluted earnings per share calculation would have had an anti-dilutive effect.

AVNET, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

10.	Additional cash flow information

Other non-cash and other reconciling items consist of the following:

	Six Months Ended
	December 30,	December 31,
	2006	2005
	(Thousands)

Provision for doubtful accounts	$10,056	$18,328
Stock-based compensation	11,595	8,429
Periodic pension costs (Note 7)	6,390	6,478
Other, net	318	473

	$28,359	$33,708

Other, net, cash flows from financing activities are comprised primarily of proceeds from the exercise of stock options, and tax effects of $3,827,000 relating to stock-based compensation costs with the corresponding offset in cash from operating activities.

Interest and income taxes paid in the six months ended December 30, 2006 and December 31, 2005, respectively, were as follows:

	Six Months Ended
	December 30,	December 31,
	2006	2005
	(Thousands)

Interest	$52,697	$41,668
Income taxes	17,753	19,167

Non-cash activity during the first half of fiscal 2006 that was a result of the Memec acquisition consisted of $418,205,000 of common stock issued as part of the consideration, $430,356,000 of liabilities assumed and $27,343,000 of debt assumed.

AVNET, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

11.	Segment information

	Second Quarters Ended		Six Months Ended
	December 30,	December 31,	December 30,	December 31,
	2006	2005	2006	2005
	(Thousands)

Sales:
Electronics Marketing	$2,333,754	$2,257,326	$4,769,172	$4,368,439
Technology Solutions	1,557,426	1,501,786	2,770,408	2,658,938

	$3,891,180	$3,759,112	$7,539,580	$7,027,377

Operating income (loss):
Electronics Marketing	$119,047	$91,567	$244,685	$161,485
Technology Solutions	63,977	55,269	102,977	87,832
Corporate	(19,208)	(18,915)	(38,875)	(36,934)

	163,816	127,921	308,787	212,383
Restructuring, integration and other charges (Note 12)	—	(32,423)	—	(46,209)

	$163,816	$95,498	$308,787	$166,174

Sales, by geographic area:
Americas(1)	$1,904,215	$1,956,774	$3,681,153	$3,645,575
EMEA(2)	1,254,705	1,116,577	2,377,346	2,091,211
Asia/Pacific(3)	732,260	685,761	1,481,081	1,290,591

	$3,891,180	$3,759,112	$7,539,580	$7,027,377

(1)	Included in sales for the second quarters ended December 30, 2006 and December 31, 2005 for the Americas region are $1.69 billion and $1.73 billion, respectively, of sales related to the United States. Included in sales for the six months ended December 30, 2006 and December 31, 2005 for the Americas region are $3.29 billion and $3.22 billion, respectively, of sales related to the United States.

(2)	Included in sales for the second quarters ended December 30, 2006 and December 31, 2005 for the EMEA region are $643.0 million and $565.6 million, respectively, of sales related to Germany. Included in sales for the six months ended December 30, 2006 and December 31, 2005 for the EMEA region are $1.28 billion and $1.09 billion, respectively, of sales related to Germany.

(3)	Included in sales for the second quarter December 30, 2006 for the Asia/Pacific region are $153.2 million, $214.1 million and $221.5 million of sales related to Hong Kong, Singapore and Taiwan, respectively. Included in sales for the six months ended December 31, 2006 for the Asia/Pacific region are $331.6 million, $446.4 million and $446.2 million of sales related to Hong Kong, Singapore and Taiwan, respectively. Included in sales for the second quarter and six months ended December 31, 2005 for the Asia/Pacific region is $217.6 million and $422.9 million, respectively of sales related to Hong Kong. Singapore and Taiwan sales for the second quarter and six months ended December 31, 2005 were not a significant component of consolidated sales.

AVNET, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

	December 30,	July 1,
	2006	2006
	(Thousands)

Assets:
Electronics Marketing	$4,571,469	$4,618,677
Technology Solutions	1,479,967	1,403,671
Corporate	507,376	193,345

	$6,558,812	$6,215,693

Property, plant, and equipment, net, by geographic area
Americas(4)	$101,057	$102,413
EMEA(5)	55,918	46,521
Asia/Pacific	9,006	10,499

	$165,981	$159,433

(4)	Property, plant and equipment, net, for the Americas region as of December 30, 2006 and July 1, 2006 includes $99.4 million and $93.3 million, respectively, related to the United States.

(5)	Property, plant and equipment, net, for the EMEA region as of December 30, 2006 and July 1, 2006 includes $25.8 million and $25.9 million, respectively, related to Germany and $13.6 million and $13.5 million, respectively, related to Belgium.

12.	Restructuring, integration and other charges

Fiscal 2006

During fiscal 2006, the Company incurred certain restructuring, integration and other charges as a result of the acquisition of Memec on July 5, 2005 and its subsequent integration into Avnet’s existing operations (see Note 3). In addition, the Company incurred restructuring and other charges primarily relating to actions taken following the divestitures of certain TS business lines in the Americas region in the second half of fiscal 2006, certain cost reduction actions taken by TS in the EMEA region and other items during fiscal 2006.

The restructuring, integration and other charges incurred during the second quarter of fiscal 2006 totaled $32,423,000 pre-tax and $21,360,000 after-tax, or $0.14 per share on a diluted basis. Of this total pre-tax charge, $7,536,000 related to inventory write-downs associated with certain terminated inventory lines recorded in “cost of sales” in the accompanying consolidated statement of operations. The second quarter pre-tax charge of $24,887,000 included in “restructuring, integration and other charges” in the accompanying consolidated statement of operations consisted of $9,255,000 for Memec integration related costs (primarily incremental salary and other costs), $9,785,000 for severance costs ($9,257,000 related to EM resulting from the Memec integration and $528,000 related to certain personnel reductions in TS EMEA), $2,320,000 of facility exit costs ($2,062,000 in EM and $258,000 in TS)and $3,645,000 for other charges in EM, which included $2,671,000 of impairment charges related to two owned but vacant Avnet buildings. Finally, during the second quarter of fiscal 2006, a reversal of excess reserves amounting to $118,000 was recorded relating to restructuring charges recorded in prior fiscal years in TS EMEA (see Fiscal 2004 and 2003 in this Note 12 for further discussion).

The restructuring, integration and other charges incurred during the first half of fiscal 2006 totaled $46,209,000 pre-tax ($38,673,000 included in “restructuring, integration and other charges” and $7,536,000 recorded in “cost of sales” as discussed above) and $31,366,000 after-tax, or $0.20 per share on a diluted basis. The pre-tax charge of $38,673,000 includes $15,717,000 for Memec integration related costs (primarily incremental salary and other costs), $13,880,000 for severance costs ($12,739,000 in EM resulting primarily from the Memec integration and $1,141,000 for the reduction of certain TS personnel in EMEA), $3,103,000 of facility exit costs

AVNET, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

($2,845,000 in EM and $258,000 in TS EMEA), $2,335,000 for the write-down of certain capitalized IT-related initiatives, primarily in the Americas, and $3,756,000 for other charges, which included $2,671,000 of impairment charges related to two owned but vacant Avnet buildings. During the first half of fiscal 2006, the Company also recorded a reversal of excess reserves amounting to $118,000 relating to restructuring charges recorded in prior fiscal years in TS EMEA.

Memec-related restructuring, integration and other charges

The following table summarizes the activity during the first half of fiscal 2007 in the remaining accrued liability and reserve accounts for the Memec-related restructuring reserves recorded in fiscal 2006:

		Facility
	Severance	Exit
	Reserves	Costs	Other	Total
	(Thousands)

Balance at July 1, 2006	$2,960	$749	$2	$3,711
Amounts utilized	(1,650)	(47)	(2)	(1,699)
Adjustments	(225)	(139)	—	(364)
Other, principally foreign currency translation	34	9	—	43

Balance at December 30, 2006	$1,119	$572	$—	$1,691

As of December 30, 2006, management expects the majority of the severance reserves to be utilized by the end of fiscal 2007 and the majority of the reserves for facility exit costs to be utilized by fiscal 2009.

Restructuring and other charges related to business line divestitures and other actions

The following table summarizes the activity during the first half of fiscal 2007 relating to the restructuring and other charges related to business line divestitures and other actions taken during fiscal 2006:

		Facility
	Severance	Exit
	Reserves	Costs	Other	Total
	(Thousands)

Balance at July 1, 2006	$3,972	$2,281	$97	$6,350
Amounts utilized	(1,921)	(475)	(17)	(2,413)
Adjustments	(336)	(34)	(9)	(379)
Other, principally foreign currency translation	63	—	3	66

Balance at December 30, 2006	$1,778	$1,772	$74	$3,624

As of December 30, 2006, management expects the majority of the severance reserves to be utilized before the end of fiscal 2008, the majority of the facility exit costs to be utilized by fiscal 2013, and reserves for other costs to be utilized by the end of fiscal 2007.

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

AVNET, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The following table summarizes the activity during the first half of fiscal 2007 in the remaining accrued liability and reserve accounts in these prior year restructuring reserves:

		Facility
	Severance	Exit
	Reserves	Costs	Other	Total
		(Thousands)

Balance at July 1, 2006	$468	$5,942	$288	$6,698
Amounts utilized	(47)	(1,335)	(12)	(1,394)
Adjustments	—	(49)	—	(49)
Other, principally foreign currency translation	16	153	—	169

Balance at December 30, 2006	$437	$4,711	$276	$5,454

As of December 30, 2006, management expects the severance reserves to be utilized by the end of fiscal 2008, reserves for contractual lease commitments (shown as Facility Exit Costs in the table) to be substantially utilized by the end of fiscal 2010, with a small portion as late as fiscal 2012, and the other reserves related primarily to remaining contractual commitments to be utilized during fiscal 2007.

13.	Subsequent event

On December 31, 2006 (the first day of Avnet’s third quarter of fiscal 2007), the Company acquired Access Distribution, a leading value-added distributor of complex computing solutions, for a purchase price of $410,375,000, which is subject to adjustment based upon the audited closing net book value. The purchase price was funded primarily with debt, plus cash on hand. The acquired business will be integrated into the Company’s Technology Solutions group.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

For a description of the Company’s critical accounting policies and an understanding of the significant factors that influenced the Company’s performance during the quarters and six months ended December 30, 2006 and December 31, 2005, this Management’s Discussion and Analysis of Financial Condition and Results of Operations (“MD&A”) should be read in conjunction with the consolidated financial statements, including the related notes, appearing in Item 1 of this Report, as well as the Company’s Annual Report on Form 10-K for the year ended July 1, 2006.

There are numerous references to the impact of foreign currency translation in the discussion of the Company’s results of operations that follow. Over the past several years, the exchange rates between the US Dollar and many foreign currencies, especially the Euro, have fluctuated significantly. For example, on a year-over-year basis (second quarter fiscal 2007 compared to second quarter fiscal 2006), the US Dollar weakened against the Euro by approximately 8%. In comparison, the US Dollar has weakened against the Euro by approximately 1% sequentially when comparing the second quarter of fiscal 2007 to the first quarter of fiscal 2007. When the weaker US Dollar exchange rates of the current year are used to translate the results of operations of Avnet’s subsidiaries denominated in foreign currencies, the resulting impact is an increase in US Dollars of reported results. In the discussion that follows, this is referred to as the “translation impact of changes in foreign currency exchange rates.”

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

On December 31, 2006, (the first day of Avnet’s third fiscal quarter), the Company acquired Access Distribution, a leading value-added distributor of complex computing solutions, for a purchase price of $410.4 million, which is subject to adjustment based upon the audited closing net book value. The purchase price was funded primarily with debt, plus cash on hand. The acquired business will be integrated into the Company’s Technology Solutions group during the second half of fiscal 2007.

Results of Operations

Executive Summary

Avnet’s consolidated sales were a record $3.89 billion in the second quarter of fiscal 2007, up 3.5% year-over-year with both EM and TS contributing to the increase. Sequentially, sales increased 6.7% as a result of 28.4% growth at TS, offset by a 4.2% decline in sales at EM. The growth at TS was fueled by its Partner Solutions business which is focused on enterprise computing products. The sequential decline at EM was slightly more than expected due to a slow down in purchases from large EMS customers and communications end markets in the Americas and Asia regions. Despite the decline in sequential sales, EM was able to increase gross profit margins both sequentially and year-over-year by focusing on profitable top line growth. This margin growth at EM served as the driver of a 40 basis point year-over-year increase in consolidated gross margin to 12.7%.

Profitability continued to improve in the second quarter of fiscal 2007 as operating income margin increased to 4.21%, as compared with 2.54% in the year ago quarter and 3.97% in the first quarter of fiscal 2007. Consolidated operating income for the second quarter of fiscal 2007 was up 71.5% year-over-year and up 13.0% sequentially. The year-over-year improvement is primarily a result of growth in sales and the realization of synergies after the successful integration of the Memec acquisition. In addition, the prior year results included certain restructuring charges discussed further in this MD&A that totaled $32.4 million, or 0.9% of sales. The increase in profitability year-over-year remains significant even without these restructuring charges, which negatively impacted prior year profits. The sequential improvement in consolidated operating income is primarily a result of continued focus on the Company’s ongoing operational excellence initiatives over the past several years and its focus on profitable top line growth.

Sales

The table below provides quarterly sales for the Company and its operating groups, including comparative analysis of the Company’s sales for the second quarter of fiscal 2007 with the Company’s sales for historical periods:

			Sequential		Year-Year
	Q2-Fiscal ’07	Q1-Fiscal ’07	% Change	Q2-Fiscal ’06	% Change
	(Dollars in thousands)

Avnet, Inc.	$3,891,180	$3,648,400	6.7%	$3,759,112	3.5%
EM	2,333,754	2,435,418	(4.2)	2,257,326	3.4
TS	1,557,426	1,212,982	28.4	1,501,786	3.7
EM
Americas	$895,410	$957,424	(6.5)%	$931,286	(3.9)%
EMEA	770,367	794,006	(3.0)	704,426	9.4
Asia	667,977	683,988	(2.3)	621,614	7.5
TS
Americas	$1,008,805	$819,514	23.1%	$1,025,488	(1.6)%
EMEA	484,338	328,635	47.4	412,151	17.5
Asia	64,283	64,833	(0.8)	64,147	0.2
Totals by Region
Americas	$1,904,215	$1,776,938	7.2%	$1,956,774	(2.7)%
EMEA	1,254,705	1,122,641	11.8	1,116,577	12.4
Asia	732,260	748,821	(2.2)	685,761	6.8

Consolidated sales for the second quarter of fiscal 2007 were $3.89 billion, up $132.1 million, or 3.5%, over the prior year’s second quarter consolidated sales of $3.76 billion. Approximately $101 million of this year-over-year increase resulted from the translation impact of changes in foreign currency exchange rates. The comparative year over year growth in sales was negatively impacted by the divestiture of businesses in the second half of fiscal 2006; such businesses had sales of approximately $88 million in last year’s second quarter. Consolidated sales increased sequentially by $242.8 million (approximately $22 million of the increase related to the translation impact of changes in foreign currency exchange rates), or 6.7%, as compared with the first quarter of fiscal 2007. The typically strong second quarter performance for TS was the driver of the sequential increase in consolidated sales as EM experienced slightly more than normal seasonal decline in sales.

EM reported sales of $2.33 billion in the second quarter of fiscal 2007, up $76.4 million, or 3.4%, over the prior year second quarter sales of $2.26 billion. Approximately $58 million of the year-over-year sales growth for EM is a result of the translation impact of changes in foreign currency exchange rates. Sequentially, EM sales were down $101.7 million (approximately $110 million without the translation impact of changes in foreign currency exchange rates), or 4.2%, as compared with the first quarter of the current fiscal year. Management had expected EM second quarter sales to be impacted by the seasonally slower period in the December quarter. However, the impact was slightly more than anticipated as a result of a slow down in purchases from large EMS customers in the Americas and Asia regions. Despite the lower than expected sales, EM generated higher gross profit margins over the prior year second quarter as a result of focusing on profitable top line growth.

On a regional basis, the EMEA and Asia regions in EM posted year-over-year sales growth of 9.4% and 7.5%, respectively, while the EM Americas region experienced a decline of 3.9%. Sales growth for the Americas region and Asia region was impacted by a slowing of large EMS customer purchases and the communications end market. The EM EMEA region sales growth was better than management’s expectations for the third consecutive quarter. The year-over-year comparative results for the EM EMEA region were positively impacted by the changes in foreign currency exchange rates, as discussed above, but were negatively impacted as the prior year second quarter sales for the EM EMEA region include revenues of approximately $37 million of two small specialty businesses that were divested in the fourth quarter of fiscal 2006. Sequentially, EM sales declined in all three regions which, although the decline was anticipated in light of historical seasonal trends, it was slightly more than management had expected, primarily due to weaker demand from large EMS customers. In looking to the third quarter of fiscal 2007, the EM EMEA region is expected to experience its typically strong March quarter; however, continued softness in the communications end markets may impact growth in both the EM Americas and Asia regions.

For the second quarter of fiscal 2007, TS reported sales of $1.56 billion, up $55.6 million, or 3.7%, over the year ago quarter, with approximately $43 million of the increase attributable to the translation impact of changes in foreign currency exchange rates. In addition, the comparative year-over-year growth in TS sales was negatively impacted by the divestiture of its Enterprise Solutions business in the second half of fiscal 2006, which had sales of approximately $51 million in last year’s second quarter. Sequentially, TS sales increased $344 million, or 28.4%, with approximately $14 million of this increase as a result of the translation impact of changes in foreign currency exchange rates. The December quarter is typically the strongest quarter for TS sales due to the calendar-year-based budgeting cycles of many of its customers. In particular, the growth at TS was fueled by strong performance in the Partner Solutions business, which grew 10% year-over-year. At the product level, storage solutions and industry standard servers experienced growth in demand; however, microprocessors sales declined in all three regions.

The TS EMEA region generated sales growth of 17.5% over prior year second quarter and 47.4% sequentially, (or 7.0% and 43.2%, respectively, excluding the translation impact of changes in foreign currency exchange rates). The Partner Solutions business, which focuses on enterprise computing products, drove the sequential and year-over-year increase for TS EMEA. TS Americas sales grew 23.1% sequentially and declined 1.6% compared to the second quarter of fiscal 2006. The year-over-year comparative results for TS Americas were negatively impacted as prior year second quarter sales included approximately $51 million of sales from the Enterprise Solutions business which was sold in the third quarter of fiscal 2006. Sales for TS Asia, which has a significant microprocessor sales component, were essentially flat both sequentially and compared to the prior year second quarter due to the decline in microprocessors sales as discussed previously. Looking to the third quarter of fiscal 2007, TS sales performance in the March quarter would generally be expected to decline sequentially coming out of its strong December quarter; however, the acquisition of Access Distribution (discussed previously in this MD&A), is expected provide significant sales growth in the March quarter for TS.

Consolidated sales for the first six months of fiscal 2007 were $7.54 billion, up $512.2 million, or 7.3%, over sales of $7.03 billion in the first six months of fiscal 2006. The year-over-year increase is enhanced by the positive translation impacts of changes in foreign currency exchange rates. The year-over-year improvement in sales is a result of ongoing growth in both of Avnet’s operating groups. Specifically, EM sales of $4.77 billion for the first six months of fiscal 2007 were up $400.7 million, or 9.2%, over the first six months of fiscal 2006. TS sales of $2.77 billion for the first six months of fiscal 2007 were up $111.5 million, or 4.2%, over the first six months of fiscal 2006. The factors contributing to the growth of sales in both operating groups are consistent with the quarterly sales analysis discussed above.

Gross Profit and Gross Profit Margins

Avnet’s consolidated gross profits were $493.9 million in the second quarter of fiscal 2007, up $32.0 million, or 6.9%, as compared with the second quarter of fiscal 2006. However, the gross profit in the second quarter of fiscal 2006 included a charge totaling $7.5 million (0.2% of sales) to writedown certain inventory for supplier terminations. (See Restructuring, Integration and Other Charges for further discussion of this charge). Gross profit margin in the second quarter of fiscal 2007 was 12.7%, a 40 basis point increase from 12.3% in the prior year quarter. The growth in gross profit dollars is a combined result of overall sales volume increase, customer mix and focus on profitable top line growth. As discussed previously in Sales, EM drove the gross profit margin increase by focusing on higher margin business.

Consolidated gross profit and gross profit margins for the first six months of fiscal 2007 were $962.2 million and 12.8%, respectively. In comparison, consolidated gross profit and gross profit margins for the first six months of fiscal 2006 were $885.1 million and 12.6%, respectively, including the $7.5 million (0.1% of first six months sales) line termination charge discussed previously. The 17 basis point increase in year-to-date gross profit margins in fiscal 2007 is similarly a function of factors discussed above in the quarterly analysis.

Selling, General and Administrative Expenses

Selling, general and administrative (SG&A) expenses in the second quarter of fiscal 2007 were $330.1 million, a decrease of $11.4 million, or 3.3%, as compared with the second quarter of fiscal 2006. Excluding the translation impact of changes in foreign currency exchange rates, management estimates that SG&A expenses would have decreased $20.6 million, or 6.0%, over the year ago quarter. The two primary driving factors of the expense reduction are the realization of operating expense synergies from the integration Memec as well as continued focus on operational excellence initiatives. In addition, the year over year comparison of expenses was positively impacted by the divestiture of businesses in the second half of fiscal 2006. In the prior year second quarter, the Company was continuing its plan to integrate the Memec business into the existing operations of Avnet, which was completed by the end of fiscal 2006. As a result, fiscal 2007 operating expenses reflect the full benefit of the synergies achieved.

Two additional metrics which management monitors are SG&A expenses as a percentage of sales and as a percentage of gross profit, which were 8.5% and 66.8%, respectively, in the second quarter of fiscal 2007. This compares with 9.1% and 73.9%, respectively, in the prior year second quarter; however, gross profit in prior year was impacted by the previously discussed $7.5 million line termination charge (see Gross Profit and Gross Profit Margins for further discussion). The significant year-over-year improvement in both of these metrics is a result of the Company’s ongoing focus on managing levels of operating costs through its various operational excellence initiatives, although, more significantly impacted by the Company’s realization of operating expense synergies following the acquisition of Memec.

SG&A expenses for the first six months of fiscal 2007 were $653.4 million, or 8.7% of consolidated sales, as compared with $680.2 million, or 9.7% of consolidated sales, in the first six months of the prior year. SG&A expenses were 67.9% and 76.9% of gross profit in the first six months of fiscal 2007 and 2006, respectively. The improvement in selling, general and administrative expenses as a percentage of sales and gross profits is a function of the same focus on cost management and successful synergy realization through the Memec acquisition as discussed above.

Restructuring, Integration and Other Charges

During the second quarter and first half of fiscal 2006, the Company incurred certain restructuring charges and integration costs primarily as a result of the acquisition of Memec on July 5, 2005, which was fully integrated into the Company’s existing EM operations in all three regions by the end of fiscal 2006 (Memec-related restructuring activity). In addition, the Company also incurred charges relating to certain cost reduction actions taken by TS in the EMEA region and certain other items (non-Memec related restructuring activity).

The restructuring, integration and other charges incurred during the second quarter of fiscal 2006 totaled $32.4 million pre-tax and $21.4 million after-tax, or $0.14 per share on a diluted basis. Of this total pre-tax charge, $7.5 million related to inventory write-downs associated with certain terminated inventory lines recorded in “cost of sales” in the accompanying consolidated statement of operations. The second quarter pre-tax charge of $24.9 million included in “restructuring, integration and other charges” in the accompanying consolidated statement of operations, consisted of $9.3 million for Memec integration related costs (primarily incremental salary and other costs), $9.8 million for severance costs, $2.3 million of facility exit costs and $3.6 million for other charges in EM, which included $2.7 million of impairment charges related to two owned but vacant Avnet buildings. Finally, during the second quarter of fiscal 2006, a reversal of excess reserves amounting to $0.1 million was recorded related to TS EMEA restructuring charges recorded in prior fiscal years.

The restructuring, integration and other charges incurred during the six months ended December 31, 2005 totaled $46.2 million pre-tax ($38.7 million included in “restructuring, integration and other charges” and $7.5 million recorded in “cost of sales” as discussed above) and $31.4 million after-tax, or $0.20 per share on a diluted basis. The pre-tax charge of $38.7 million, includes $15.7 million for Memec integration related costs (primarily incremental salary and other costs), $13.9 million for severance costs, $3.1 million of facility exit costs, $2.3 million for the write-down of certain capitalized IT-related initiatives, primarily in the Americas, and $3.8 million for other charges, which included $2.7 million of impairment charges related to two owned but vacant Avnet buildings. During the first half of fiscal 2006, the Company also recorded a reversal of excess reserves amounting to $0.1 million related to TS EMEA restructuring charges recorded in prior fiscal years.

The charge for terminated inventory lines relates to a strategic decision during the second quarter of fiscal 2006 to exit certain lines of inventory within EM in the Americas as a result of the integration of Memec. As a result, management recorded a write-down of the related inventory on hand to fair market value due to the lack of stock rotation and other contractual return privileges once these lines were terminated by Avnet. Severance charges incurred during the first and second quarter of fiscal 2006 related to work force reductions of over 200 personnel primarily in administrative and support functions in the EMEA and Americas regions. The majority of the positions eliminated were Avnet personnel that were deemed redundant by management with the merger of Memec into Avnet and also includes a small number of primarily administrative staff in TS EMEA operations who were identified as redundant based upon the realignment of certain job functions in that region. The facility exit charges relate to liabilities for remaining non-cancelable lease obligations and the write-down of property, plant and equipment at two facilities in the Americas. The facilities, which supported administrative and support functions, and some sales functions, were identified for consolidation based upon the termination of certain personnel discussed above and the relocation of other personnel into other existing Avnet facilities. The IT-related charges resulted from management’s review of certain capitalized systems and hardware as part of the Memec integration effort. A substantial portion of this write-off, which was recorded in the first quarter of fiscal 2006, related to mainframe hardware that was scrapped due to the purchase of new, higher capacity hardware to handle the increased capacity needs with the addition of Memec. Similarly, certain capitalized IT assets were written off when they became redundant either to other acquired systems or new systems under development in the first quarter of fiscal 2006 as a result of the acquisition of Memec. Other charges in the second quarter and first half of fiscal 2006 related primarily to certain contract and lease termination charges associated with the redundant employees identified in TS EMEA. The asset impairment charges relate to two owned facilities, one in EMEA and one in the Americas, that Avnet has vacated. The write-down to fair value was based upon management’s estimates of current market values and possible selling price, net of costs to sell, for these properties.

As of December 30, 2006, the remaining Memec-related reserves related to the restructuring charges recorded in fiscal 2006 totaled $1.7 million of which $1.1 million related to severance reserves, the majority of which management expects to utilize by the end of fiscal 2007, and facility exit costs of $0.6 million, the majority of which management expects to utilize by fiscal 2009.

As of December 30, 2006, remaining reserves related to the non-Memec related restructuring and other actions taken in fiscal 2006 totaled $3.6 million of which $1.8 million related to severance reserves, the majority of which management expects to utilize before the end of fiscal 2008, facility exit costs of $1.7 million, the majority of which management expects to utilize by fiscal 2013, and other costs of $0.1 million, the majority of which management expects to utilize by the end of fiscal 2007.

As of December 30, 2006, the Company’s remaining reserves for fiscal 2003 and 2004 restructuring and other related activities totaled $5.4 million. Of this balance, $0.4 million relates to remaining severance reserves the majority of which the Company expects to utilize by the end of fiscal 2008. The remaining reserve balance also includes $4.7 million related to reserves for contractual lease commitments, substantially all of which the Company expects to utilize by the end of fiscal 2010, although a small portion of the remaining reserves relate to lease payouts that extend as late as fiscal 2012. The other reserves, which total $0.3 million, relate primarily to remaining contractual commitments, the majority of which the Company expects to utilize during fiscal 2007.

Operating Income

Operating income for the second quarter of fiscal 2007 was $163.8 million (4.2% of consolidated sales) as compared with operating income of $95.5 million (2.5% of consolidated sales) in the second quarter of fiscal 2006. The results for the second quarter of fiscal 2006 were negatively impacted by $32.4 million (0.9% of consolidated sales) of restructuring, integration and other charges primarily resulting from the integration of Memec. See Restructuring, Integration and Other Charges for further discussion of these charges. The overall improvement in operating income margin without these charges is driven by the increased sales volume, gross profit margin growth at EM, continued focus on cost management and the full benefit of the synergies achieved subsequent to the successful Memec integration completed at the end of fiscal 2006, as discussed previously in this MD&A.

In the second quarter of fiscal 2007, EM increased operating income more than eight times faster than sales to $119.1 million, or 5.1% of EM sales, as compared with $91.5 million, or 4.1% of sales, in the second quarter of fiscal 2006. This represents a 104 basis point improvement in operating income margin year-over-year and the fourth consecutive quarter that EM has generated operating income margin in excess of 5.0%. This improvement is a direct result of the full benefit of the synergies realized from the Memec integration and also continued focus on profitable top line growth. TS increased operating income to $64.0 million, or 4.1% of TS sales, as compared with $55.3 million, or 3.7% of TS sales, in the prior year second quarter, which is a 43 basis point increase in operating profit margin over the prior year second quarter. TS also posted record quarterly sales and operating income, propelled primarily by cost management related to operational excellence initiatives. As a result, TS enjoyed the fourteenth consecutive quarter of year-over-year improvement in both operating income dollars and margin.

Operating income for the six months ended December 30, 2006 was $308.8 million (4.1% of consolidated sales) as compared with operating income of $166.2 million (2.4% of consolidated sales) in the first six months of fiscal 2006. Operating income for the first half of fiscal 2006 was negatively impacted by $46.2 million (0.7% of consolidated sales) of restructuring, integration and other charges.

Interest Expense and Other Income, net

Interest expense for the second quarter of fiscal 2007 was $17.7 million, down $5.4 million, or 23.2%, from interest expense of $23.1 million in the second quarter of fiscal 2006. The decrease in interest expense is attributable to the reduction in the average debt balance year-over-year and a lower effective interest rate on debt outstanding during second quarter of fiscal 2007. The lower effective interest rate is a direct result of the refinancing activities that occurred in fiscal 2006 and during the first half of fiscal 2007, whereby higher interest rate debt was repaid or replaced with lower interest rate debt. Specifically, during fiscal 2006, the Company repurchased $254.1 million of its 8.00% Notes due November 15, 2006 (the “8.00% Notes”) in September 2005 funded primarily with the issuance of $250.0 million of 6.00% Notes due September 1, 2015 (the “6.00% Notes”) and repurchased an additional $2.2 million of the 8.00% Notes in December 2005. In addition, during the fourth quarter of fiscal 2006, the Company repurchased $113.6 million of its 9 3/4% Notes due February 15, 2008 (the “9 3/4% Notes”) with available liquidity. During fiscal 2007, the Company issued $300.0 million principal amount of 6.625% Notes due 2016 (the “6.625% Notes”) in September 2006, and used the proceeds and available liquidity to fund the repurchase of $361.4 million of the 9 3/4% Notes, which was completed in October 2006. In addition, the Company repaid the remaining $143.7 million of the 8.00% Notes that matured on November 15, 2006. See Financing Transactions for further discussion of the Company’s outstanding debt.

Interest expense for the first six months of fiscal 2007 totaled $40.0 million as compared with $46.8 million for the comparable six month period in the prior fiscal year. Interest expense in the first half of fiscal 2007 was impacted by the same factors discussed above; however, due to the timing of the refinancing activities, the decrease in interest expense in the first quarter was much less than in the second quarter.

Other income, net, was $2.6 million in the second quarter of fiscal 2007 as compared with $3.0 million in the second quarter of fiscal 2006. For the first half of fiscal 2007, other income, net, was $6.4 million as compared with $4.8 million for the first half of fiscal 2006. The year-over-year increase is primarily due to income of $2.8 million related to the recovery of a non-trade receivable in Europe. Avnet acquired the non-trade receivable as a result of the Memec acquisition on July 5, 2005 and wrote it down to its estimated realizable value during the purchase price allocation period, which closed at the end of fiscal 2006. The amount represents the recovery over the estimated net realizable value.

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

Income Tax Provision

The Company’s effective tax rate on its income before income taxes was 33.4% in the second quarter of fiscal 2007 as compared with 34.2% in the second quarter of fiscal 2006. For the first half of fiscal 2007 and 2006, the Company’s effective tax rate was 34.1% and 33.8%, respectively. The effective tax rate was impacted by the combination of an increase in pre-tax income and a higher effective tax rate based upon the projected mix of profits for the remainder of the fiscal year. In addition, the Company recognized an additional tax provision for transfer pricing exposures in Europe in the amount of $3.4 million, or $0.02 per share on a diluted basis, in the first quarter of fiscal 2007 which impacted the year-to-date tax rate.

Net Income

As a result of the operational performance and other factors described in the preceding sections of this MD&A, the Company’s consolidated net income for the second quarter of fiscal 2007 was a record $99.1 million, or $0.67 per share on a diluted basis, as compared with $49.6 million, or $0.34 per share on a diluted basis, in the prior year second quarter. The prior year second quarter results include restructuring, integration and other charges totaling $21.4 million after tax, or $0.14 per share on a diluted basis.

The Company’s net income for the first half of fiscal 2007 was $163.2 million, or $1.11 per share on a diluted basis, as compared with net income for the first half of fiscal 2006 of $74.5 million, or $0.51 per share on a diluted basis. Net income for the first half of fiscal 2007 was negatively impacted by costs totaling $18.1 million after tax ,or $0.12 per share on a diluted basis, which included debt extinguishment costs ($16.5 million after tax or $0.11 per share on a diluted basis) and an income tax audit provision ($3.4 million after tax or $0.02 per share on a diluted basis), partially offset by the recovery of a previously reserved non-trade receivable ($1.8 million after tax or $0.01 per share on a diluted basis). The first six months of fiscal 2006 were negatively impacted by a total of $44.0 million after tax, or $0.30 per share on a diluted basis, related to restructuring, integration and other charges ($31.4 million after-tax or $0.21 per share on a diluted basis) and debt extinguishment costs ($7.1 million after tax or $0.05 per share on a diluted basis).

LIQUIDITY AND CAPITAL RESOURCES

Cash Flow

The following table summarizes the Company’s cash flow activity for the quarters and six months ended December 30, 2006 and December 31, 2005, including the Company’s computation of free cash flow and a reconciliation of this metric to the nearest GAAP measures of net income and net cash flow from operations. Management’s computation of free cash flow consists of net cash flow from operations plus cash flows generated from or used for purchases and sales of property, plant and equipment, acquisitions of operations, effects of exchange rates on cash and cash equivalents and other financing activities. Management believes that the non-GAAP metric of free cash flow is a useful measure to help management and investors better assess and understand the Company’s operating performance and sources and uses of cash. Management also believes the analysis of free cash flow assists in identifying underlying trends in the business. Computations of free cash flow may differ from company to company. Therefore, the analysis of free cash flow should be used as a complement to, and in conjunction with, the Company’s consolidated statements of cash flows presented in the accompanying consolidated financial statements.

Management also analyzes cash flow from operations based upon its three primary components noted in the table below: net income, non-cash and other reconciling items, and cash flow generated from (used for) working capital. Similar to free cash flow, management believes that this breakout is an important measure to help management and investors understand the trends in the Company’s cash flows, including the impact of management’s focus on asset utilization and efficiency through its management of the net balance of receivables, inventories and accounts payable.

	Second Quarters Ended		Six Months Ended
	December 30,	December 31,	December 30,	December 31,
	2006	2005	2006	2005
		(Thousands)

Net income	$99,088	$49,636	$163,231	$74,533
Non-cash and other reconciling items(1)	45,933	47,814	96,783	81,672
Cash flow generated from (used for) working capital (excluding cash and cash equivalents)(2)	92,653	(109,192)	(48,957)	(317,205)

Net cash flow generated from (used for) operations	237,674	(11,742)	211,057	(161,000)
Cash flow (used for) provided from:
Purchase of property, plant and equipment	(13,574)	(10,918)	(27,619)	(24,067)
Cash proceeds from sales of property, plant and equipment	234	1,337	962	1,629
Acquisition of operations, net	(4,180)	(6,032)	(4,180)	(304,022)
Effect of exchange rates on cash and Cash equivalents	3,696	(1,498)	3,784	(2,537)
Other, net financing activities	6,488	1,510	9,570	23,579

Net free cash flow	230,338	(27,343)	193,574	(466,418)
(Repayment of) proceeds from debt, net	(322,294)	41,817	(80,464)	47,691

Net (decrease) increase in cash and cash equivalents	$(91,956)	$14,474	$113,110	$(418,727)

(1)	Non-cash and other reconciling items are the combination of depreciation and amortization, deferred income taxes, non-cash restructuring and other charges, and other, net (primarily stock-based compensation expense and the provision for doubtful accounts), in cash flows from operations.

(2)	Cash flow generated from (used for) working capital is the combination of the changes in the Company’s working capital and other balance sheet accounts in cash flows from operations (receivables, inventories, accounts payable and accrued expenses and other, net).

During the second quarter of fiscal 2007, the Company generated $237.7 million of cash and cash equivalents from its operating activities as compared with a use of $11.7 million in the second quarter of fiscal 2006. These results are comprised of: (1) the cash flow generated from net income excluding non-cash and other reconciling items, which includes the add-back of depreciation and amortization, deferred income taxes and other non-cash items (primarily stock-based compensation expense and the provision for doubtful accounts) as well as non-cash restructuring and other charges in the prior year second quarter (see Results of Operations — Restructuring, Integration and Other Charges in this MD&A for further discussion) and (2) the cash flows (used for) generated from working capital, excluding cash and cash equivalents. The working capital inflow in the second quarter of fiscal 2007 consists of the net of growth in receivables ($121.4 million), reduction in inventories ($52.3 million), increase in accounts payable ($134.3 million) and cash inflow for other items ($27.4 million). The growth in receivables as well as payables was primarily attributable to TS and its typically strong December quarter sales performance. The growth at TS was offset somewhat by a decline in EM receivables and payables, which was primarily due to the typically slower December quarter for EM. The reduction in inventory was driven by EM, which reduced inventory approximately $51 million following a small build up in the first quarter of fiscal 2007. In the prior year second quarter, there were cash payments of approximately $28.6 million associated with the Company’s restructuring, integration and other charges and amounts accrued through purchase accounting (see Note 3 and 12 to the accompanying consolidated financial statements and Results of Operations — Restructuring, Integration and Other Charges in this MD&A for further discussion of these items). The remaining use of cash, primarily for working capital requirements, was the result of a significant growth in receivables following record sales performance by TS and better than expected sales performance by EM, partially offset by record inventory turns and an increase in accounts payable days in the prior year second quarter.

For the second quarter and first half of fiscal 2007, the Company’s cash flows associated with investing activities included capital expenditures related to system development costs, computer hardware and software expenditures as well as certain leasehold improvement costs. Also included in cash flows from investing activities for the second quarter and first half of fiscal 2007 is cash used primarily for the acquisition of a small distributor business in Italy (see Note 3 in the accompanying consolidated financial statements). Other financing activities, net, in both the second quarter and first half of fiscal 2007 are primarily a result of cash from the exercise of stock options and the excess tax benefits associated with stock option exercises. Similarly, the prior year second quarter and first half includes cash flows associated with investing activities for capital expenditures related primarily to a new mainframe purchase and the ongoing development of one additional operating system to replace one of the systems that was disposed of as part of the restructuring charge in the first half of fiscal 2006. During second quarter of fiscal 2006, the Company recorded cash outflows for acquisitions related to an additional earn-out payment associated with a small acquisition completed in fiscal 2005. In addition to the earn-out payment, cash flows used for acquisitions in the first half of fiscal 2006 included the significant outflow of approximately $297.1 million associated with the Company’s acquisition of Memec.

During the first half of fiscal 2007, the Company generated $211.1 million of cash and cash equivalents from its operating activities as compared to a cash usage of $161.0 million for the same period in prior year. During the first half of fiscal 2006, the Company made an accelerated contribution to the Company’s pension plan of $58.6 million and used cash amounting to $48.4 million associated with the restructuring, integration and other charges as well as amounts paid on exit-related activities recorded through purchase accounting as a result of the Memec acquisition and integration.

As a result of the factors discussed above, the Company generated free cash flow of $230.3 million and $193.6 million in the second quarter and first half of fiscal 2007, respectively, as compared with a utilization of $27.3 million and $466.4 million in the second quarter and first half of fiscal 2006, respectively. The Company also had a net cash outflow of $322.3 million and $80.5 million, respectively, in the second quarter and first half of fiscal 2007 for debt-related activities as compared with a net cash inflow of $41.8 million and $47.7 million, respectively, in the second quarter and first half of fiscal 2006. During the first half of fiscal 2007, the Company redeemed the 9 3/4% Notes outstanding balance of $361.4 million using proceeds from the issuance of $300.0 million of 6.625% Notes in September 2006, and also repaid $143.7 million of the 8.00% Notes that matured in November 2006. At the end of the December quarter, there were $190.0 million in borrowings outstanding under the accounts receivable securitization program (see Financing Transactions for further discussion). As part of the Company’s financing activities in the first half of fiscal 2006, the Company repurchased $256.2 million of its 8.00% Notes (see Financing Transactions), using proceeds from the issuance of the 6% Notes and also had additional borrowings against bank credit facilities, particularly in Asia. These results combined to yield a net outflow of cash of $92.0 million and a cash inflow of $113.1 million, respectively, in the second quarter and first half of fiscal 2007 as compared with a net inflow of cash of $14.5 million and a usage of cash of $418.7 million, respectively, in the second quarter and first half of fiscal 2006.

Capital Structure and Contractual Obligations

The following table summarizes the Company’s capital structure as of the end of the first half of fiscal 2007 with a comparison to fiscal 2006 year-end:

	December 30,	% of Total	July 1,	% of Total
	2006	Capitalization	2006	Capitalization
	(Dollars in thousands)

Short-term debt	$306,260	7.3%	$316,016	7.8%
Long-term debt	857,105	20.3	918,810	22.6

Total debt	1,163,365	27.6	1,234,826	30.4
Shareholders’ equity	3,059,001	72.4	2,831,183	69.6

Total capitalization	$4,222,366	100.0	$4,066,009	100.0

At July 1, 2006, long-term debt in the above table includes a fair value adjustment of $7.5 million decreasing total debt and capitalization. This fair value adjustment is a result of the Company’s fair value hedges on its 9 3/4% Notes discussed in Financing Transactions below.

For a description of the Company’s long-term debt and lease commitments for the next five years and thereafter, see Long-Term Contractual Obligations appearing in Item 7 of the Company’s Annual Report on Form 10-K for the year ended July 1, 2006. With the exception of the Company’s debt transactions discussed herein, there are no material changes to this information outside of normal lease payments.

The Company does not currently have any material commitments for capital expenditures.

Financing Transactions

The Company has an unsecured $500.0 million credit facility with a syndicate of banks (the “Credit Facility”), expiring in October 2010. The Company may select from various interest rate options, currencies and maturities under the Credit Facility. The Credit Facility contains certain covenants, all of which the Company was in compliance with as of December 30, 2006. As of July 1, 2006, there was $6.0 million drawn under the Credit Facility included in “long-term debt” in the consolidated financial statements and $22.9 million in letters of credit issued under the Credit Facility which represents a utilization of the Credit Facility capacity but are not recorded in the consolidated balance sheet as the letters of credit are not debt. At December 30, 2006, there were no borrowings under the Credit Facility; however, there was $19.6 million of letters of credit issued under the Credit Facility.

The Company has an accounts receivable securitization program (the “Securitization Program” or the “Program”) with a group of financial institutions that allows the Company to sell, on a revolving basis, an undivided interest of up to $450.0 million in eligible receivables while retaining a subordinated interest in a portion of the receivables. The Program does not qualify for sale accounting. The Program has a one year term that expires in August 2007. There were $190.0 million in borrowings outstanding under the Program at December 30, 2006.

During October 2006, the Company redeemed all of its outstanding 9 3/4% Notes due February 15, 2008 (the “9 3/4% Notes”). The Company used the net proceeds of $296.1 million from the issuance in the first quarter of $300.0 million principal amount of 6.625% Notes due September 15, 2016 plus available liquidity, to repurchase the 9 3/4% Notes. In connection with the repurchase, the Company terminated two interest rate swaps with a total notional amount of $200.0 million that hedged a portion of the 9 3/4% Notes. Debt extinguishment costs incurred during the first quarter of fiscal 2007 as a result of the redemption totaled $27.4 million pre-tax, $16.5 million after tax, or $0.11 per share on a diluted basis, and consisted of $20.3 million for a make-whole redemption premium,

$5.0 million associated with the two interest rate swap terminations, and $2.1 million to write-off certain deferred financing costs.

In August 2005, the Company issued $250.0 million of 6.00% Notes due September 1, 2015. The proceeds from the offering, net of discount and underwriting fees, were $246.5 million. The Company used these proceeds, plus cash and cash equivalents on hand, to fund the tender and repurchase during the first quarter of fiscal 2006 of $254.1 million of the 8.00% Notes due November 15, 2006. As a result of the tender and repurchases, the Company incurred debt extinguishment costs of $11.7 million pre-tax, $7.1 million after tax, or $0.05 per share on a diluted basis, relating primarily to premiums and other transaction costs.

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

Covenants and Conditions

The Securitization Program discussed previously requires the Company to maintain certain minimum interest coverage and leverage ratios as defined in the Credit Facility (see discussion below) in order to continue utilizing the Program. The Program agreement also contains certain covenants relating to the quality of the receivables sold. If these conditions are not met, the Company may not be able to borrow any additional funds and the financial institutions may consider this an amortization event, as defined in the Program agreement, which would permit the financial institutions to liquidate the accounts receivable sold to cover any outstanding borrowings. Circumstances that could affect the Company’s ability to meet the required covenants and conditions under the Program agreement include the Company’s ongoing profitability and various other economic, market and industry factors. Management does not believe that the covenants under the Program limit the Company’s ability to pursue its intended business strategy or future financing needs. The Company was in compliance with all covenants of the Program agreement at December 30, 2006.

The Credit Facility discussed in Financing Transactions contain certain covenants with various limitations on debt incurrence, dividends, investments and capital expenditures and also includes financial covenants requiring the Company to maintain minimum interest coverage and leverage ratios, as defined. Management does not believe that the covenants in the Credit Facility limit the Company’s ability to pursue its intended business strategy or future financing needs. The Company was in compliance with all covenants of the Credit Facility as of December 30, 2006.

See Liquidity for further discussion of the Company’s availability under these various facilities.

Liquidity

The Company had total borrowing capacity of $950.0 million at December 30, 2006 under the Credit Facility and the Program, against which $19.6 million in letters of credit were issued under the Credit Facility and $190.0 million in borrowings were outstanding under the Program, which resulted in $740.4 million of net availability at the end of the second quarter. The Company also had an additional $389.8 million of cash and cash equivalents at December 30, 2006. Subsequent to the second quarter of fiscal 2007, the Company utilized $410.4 million of debt plus cash on hand to fund the Access acquisition, as previously discussed. The Company has no other significant financial commitments outside of normal debt and lease maturities discussed in Capital Structure and Contractual Obligations. Management believes that Avnet’s borrowing capacity, its current cash availability and the Company’s expected ability to generate operating cash flows are sufficient to meet its projected financing needs. Generally, the Company is more likely to utilize operating cash flows for working capital requirements in a growing electronic component and computer products industry. However, additional cash requirements for working capital are generally expected to be offset by the operating cash flows generated by the Company’s enhanced profitability resulting from the Company’s cost reductions achieved in recent years. During the second quarter of fiscal 2007, the Company repaid the remaining $143.7 million of the 8.00% Notes that matured in November 15, 2006 and redeemed all of its outstanding 9 3/4% Notes, as previously discussed. The next significant public debt maturity is the $250.0 million of 6% Notes due to mature in 2015. In addition, the holders of the 2% Convertible Senior Debentures due 2034 may require the Company to redeem the Debentures for cash in March 2009 if the share price of the Company’s stock is below $45.68 (see Financing Transactions for further discussion).

The following table highlights the Company’s liquidity and related ratios as of the end of the second quarter of fiscal 2007 with a comparison to the fiscal 2006 year-end:

COMPARATIVE ANALYSIS — LIQUIDITY

	December 30,	July 1,	Percentage
	2006	2006	Change
	(Dollars in millions)

Current Assets	$4,843.9	$4,467.5	8.4%
Quick Assets	3,106.5	2,753.8	12.8
Current Liabilities	2,616.4	2,438.3	7.3
Working Capital	2,227.5	2,029.2	9.8
Total Debt	1,163.4	1,234.8	(5.8)
Total Capital (total debt plus total shareholders’ equity)	4,222.4	4,066.0	3.8
Quick Ratio	1.2:1	1.1:1
Working Capital Ratio	1.9:1	1.8:1
Debt to Total Capital	27.6%	30.4%

The Company’s quick assets (consisting of cash and cash equivalents and receivables) increased 12.8% from July 1, 2006 to December 30, 2006 primarily as a result of growth in receivables at TS following its typically strong December quarter sales performance. The growth in receivables at TS was offset somewhat by the decline in EM receivables, which was the result of a typically slower December quarter for EM. Quick and current assets were also impacted by the increase in cash and cash equivalents since fiscal 2006. Similarly, current liabilities grew 7.3% due to a growth in payables primarily attributable to TS, partially offset by a decline in EM. As a result of the factors noted above, total working capital increased by approximately 9.8% during the first half of fiscal 2007. Total debt declined 5.8% due to the net result of refinancing activities during the first half of fiscal 2007. Specifically, the Company issued $300.0 million of 6.625% Notes in September 2006, the proceeds of which were used to fund the redemption of the 9 3/4% Notes outstanding balance of $361.4 million. The Company also repaid $143.7 million of the 8.00% Notes that matured in November 2006. In addition, at the end of the second quarter, $190.0 million in borrowings was outstanding under the accounts receivable securitization program. Total capital grew primarily due to net income for the first half of $163.2 million, partially offset by the decline in outstanding debt. Finally, the debt to capital ratio decreased to 27.6% at December 30, 2006 from 30.4% at July 1, 2006 primary due to the net result of the refinancing activities discussed previously.

Recently Issued Accounting Pronouncements

In December 2006, the Financial Accounting Standards Board (“FASB”) issued FASB Staff Position No. EITF 00-19-2, Accounting for Registration Payment Arrangements (“FSP EITF 00-19-2”). FSP EITF 00-19-2 specifics that the contingent obligation to make future payments or otherwise transfer consideration under a registration payment arrangement, whether issued as a separate arrangement or included as a provision of a financial instrument or other arrangement, should be separately recognized and measured in accordance with FASB Statement No. 5, Accounting for Contingencies. FSP EITF 00-19-2 also requires additional disclosure regarding the nature of any registration payment arrangements, alternative settlement methods, the maximum potential amount of consideration and the current carrying amount of the liability, if any. FSP EITF 00-19-2 is effective beginning fiscal 2008. The adoption of FSP EITF 00-19-2 is not expected to have a material effect on the Company’s consolidated financial statements.

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

In September 2006, the FASB issued Statement of Financial Accounting Standard (“SFAS”) No. 158, Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans (“SFAS 158”). SFAS 158 requires the recognition in the balance sheet of the overfunded or underfunded positions of defined benefit pension and other postretirement plans, along with a corresponding non-cash after-tax adjustment to stockholders’ equity. SFAS 158 is effective for fiscal year end 2007. Other than enhanced disclosure, the Company does not believe the adoption of SFAS 158 will have a material impact on its consolidated financial statements.

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

In March 2006, the FASB issued Emerging Issues Task Force 06-03, How Taxes Collected from Customers and Remitted to Governmental Authorities Should Be Presented in the Income Statement (That is, Gross versus Net Presentation) (“EITF 06-03”), which clarifies how a company discloses its recording of taxes collected that are imposed on revenue producing activities. EITF 06-03 is effective for the first interim reporting period beginning after December 15, 2006. The adoption of EITF 06-03 will not have a material effect on the Company’s consolidated financial statements.

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

See Liquidity and Capital Resources — Financing Transactions appearing in Item 2 of this Report for further discussion of the Company’s financing facilities and capital structure. As of December 30, 2006, 74% of the Company’s debt bears interest at a fixed rate and 26% of the Company’s debt bears interest at variable rates. Therefore, a hypothetical 1.0% (100 basis point) increase in interest rates would result in a $0.8 million impact on income before income taxes in the Company’s consolidated statement of operations for the quarter ended December 30, 2006.

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

During the second quarter of fiscal 2007, there have been no changes to the Company’s internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

The discussion of Avnet’s business and operations should be read together with the risk factors contained in Item 1A of its 2006 Annual Report on Form 10-K, filed with the Securities and Exchange Commission, which describe various risks and uncertainties to which the Company is or may become subject. These risks and uncertainties have the potential to affect Avnet’s business, financial condition, results of operations, cash flows, strategies or prospects in a material and adverse manner. As of December 30, 2006, there have been no material changes to the risk factors set forth in the Company’s 2006 Annual Report on Form 10-K.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

The following table includes the Company’s monthly purchases of common stock during the second quarter ended December 30, 2006:

				Maximum Number
			Total Number of	(or Approximate Dollar
			Shares Purchased as	Value) of Shares
			Part of Publicly	That May Yet Be
	Total Number of	Average Price Paid	Announced Plans or	Purchased Under the
Period	Shares Purchased	per Share	Programs	Plans or Programs

October	9,000	$21.06	—	—
November	8,000	$25.15	—	—
December	7,000	$24.86	—	—

The purchases of Avnet common stock noted above were made on the open market to obtain shares for purchase under the Company’s Employee Stock Purchase Plan. None of these purchases were made pursuant to a publicly announced repurchase plan and the Company does not currently have a stock repurchase plan in place.

Item 4.	Submission of Matters to a Vote of Security Holders

The 2006 Annual Meeting of the Shareholders of the Company was held on November 9, 2006 in Phoenix, Arizona. On the record date for the annual meeting, 146,662,961 shares of common stock were outstanding and eligible to vote.

The shareholders of the Company were asked to vote upon (i) election of directors, (ii) approval of the 2006 Stock Compensation Plan (iii) ratification of the appointment of KPMG LLP as the independent registered public accounting firm for the fiscal year ending June 30, 2007, and (iv) a shareholder proposal to separate the roles of CEO and Chairman.

The shareholders adopted the following proposals by the following votes:

Election of Directors	For	Withheld

Eleanor Baum	128,516,139	2,975,534
J. Veronica Biggins	130,011,815	1,479,858
Lawrence W. Clarkson	130,720,009	771,664
Ehud Houminer	128,000,927	3,490,746
James A. Lawrence	130,915,125	576,548
Frank R. Noonan	130,914,522	577,151
Ray M. Robinson	126,073,909	5,417,764
Gary L. Tooker	130,014,989	1,476,684
Roy Vallee	128,473,974	3,017,699

				Broker
Matter	For	Against	Abstain	Non-Votes

Approval of the 2006 Stock Compensation Plan	115,364,513	4,639,437	126,030	11,361,693
Ratification of the appointment of KPMG LLP as independent public accounting firm for the fiscal year ending June 30, 2007	130,613,525	828,488	49,660	—

The shareholders rejected the following proposal by the following votes:

				Broker
Matter	For	Against	Abstain	Non-Votes

Shareholder proposal to separate the roles of CEO and Chairman	14,513,248	105,408,248	208,089	11,362,088

Item 6.	Exhibits

Exhibit
Number		Exhibit

31	.1*	Certification by Roy Vallee, Chief Executive Officer, under Section 302 of the Sarbanes-Oxley Act of 2002.
31	.2*	Certification by Raymond Sadowski, Chief Financial Officer, under Section 302 of the Sarbanes-Oxley Act of 2002.
32	.1**	Certification by Roy Vallee, Chief Executive Officer, under Section 906 of the Sarbanes-Oxley Act of 2002.
32	.2**	Certification by Raymond Sadowski, Chief Financial Officer, under Section 906 of the Sarbanes-Oxley Act of 2002.

*	Filed herewith.

**	Furnished herewith.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

AVNET, INC.
(Registrant)

By:	/s/ RAYMOND SADOWSKI
Raymond Sadowski
Senior Vice President and
Chief Financial Officer

Date: February 7, 2007