Form 10-Q
period 2007-03-31
AVNET INC
filed 2007-05-09
CIK 8858

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2007

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

The total number of shares outstanding of the registrant’s Common Stock (net of treasury shares) as of April 27, 2007 — 149,469,252 shares.

AVNET, INC. AND SUBSIDIARIES

PART I

FINANCIAL INFORMATION

Item 1.	Financial Statements

AVNET, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS
(Unaudited)

	March 31,	July 1,
	2007	2006
	(Thousands, except
	share amounts)

ASSETS
Current assets:
Cash and cash equivalents	$337,140	$276,713
Receivables, less allowances of $116,105 and $88,983, respectively	2,918,411	2,477,043
Inventories	1,712,834	1,616,580
Prepaid and other current assets	108,097	97,126

Total current assets	5,076,482	4,467,462
Property, plant and equipment, net	172,308	159,433
Goodwill (Notes 3 and 4)	1,424,167	1,296,597
Other assets	311,139	292,201

Total assets	$6,984,096	$6,215,693

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Borrowings due within one year (Note 5)	$91,157	$316,016
Accounts payable	1,889,372	1,654,154
Accrued expenses and other	524,916	468,154

Total current liabilities	2,505,445	2,438,324
Long-term debt, less due within one year (Note 5)	1,175,895	918,810
Other long-term liabilities	72,898	27,376

Total liabilities	3,754,238	3,384,510

Commitments and contingencies (Note 6)
Shareholders’ equity (Notes 8 and 9):
Common stock $1.00 par; authorized 300,000,000 shares; issued 149,342,000 shares and 146,667,000 shares, respectively	149,342	146,667
Additional paid-in capital	1,076,786	1,010,336
Retained earnings	1,755,985	1,487,575
Cumulative other comprehensive income (Note 8)	248,235	186,876
Treasury stock at cost, 19,354 shares and 11,846 shares, respectively	(490)	(271)

Total shareholders’ equity	3,229,858	2,831,183

Total liabilities and shareholders’ equity	$6,984,096	$6,215,693

See notes to consolidated financial statements.

AVNET, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

	Third Quarters Ended		Nine Months Ended
	March 31,	April 1,	March 31,	April 1,
	2007	2006	2007	2006
	(Thousands, except per share data)

Sales	$3,904,262	$3,614,642	$11,443,842	$10,642,020
Cost of sales (Note 12)	3,369,465	3,142,588	9,946,809	9,284,897

Gross profit	534,797	472,054	1,497,033	1,357,123
Selling, general and administrative expenses	353,717	334,645	1,007,166	1,014,867
Restructuring, integration and other charges (Note 12)	8,521	15,529	8,521	54,202

Operating income	172,559	121,880	481,346	288,054
Other income (expense), net	2,400	(246)	8,781	4,591
Interest expense	(19,892)	(25,162)	(59,919)	(72,006)
Gain on sale of businesses (Note 3)	3,000	10,950	3,000	10,950
Debt extinguishment costs (Note 5)	—	—	(27,358)	(11,665)

Income before income taxes	158,067	107,422	405,850	219,924
Income tax provision	52,888	36,255	137,440	74,224

Net income	$105,179	$71,167	$268,410	$145,700

Net earnings per share (Note 9):
Basic	$0.71	$0.49	$1.82	$1.00

Diluted	$0.70	$0.48	$1.81	$0.99

Shares used to compute earnings per share (Note 9):
Basic	148,712	146,373	147,466	145,707

Diluted	149,994	147,413	148,442	147,062

See notes to consolidated financial statements.

AVNET, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Nine Months Ended
	March 31,	April 1,
	2007	2006
	(Thousands)

Cash flows from operating activities:
Net income	$268,410	$145,700
Non-cash and other reconciling items:
Depreciation and amortization	38,883	51,158
Deferred income taxes	50,622	4,715
Non-cash restructuring and other charges (Note 12)	1,292	14,607
Stock-based compensation	18,555	12,176
Other, net (Note 10)	22,232	24,557
Changes in (net of effects from business acquisitions):
Receivables	109,869	(219,211)
Inventories	66,311	(89,774)
Accounts payable	(139,619)	(7,934)
Accrued expenses and other, net	(12,989)	(94,725)

Net cash flows provided by (used for) operating activities	423,566	(158,731)

Cash flows from financing activities:
Issuance of notes in public offering, net of issuance costs (Note 5)	593,169	246,483
Repayment of notes (Note 5)	(505,035)	(256,325)
(Repayment of) proceeds from bank debt, net (Note 5)	(67,219)	50,410
Repayment of other debt, net (Note 5)	(594)	(583)
Other, net (Note 10)	56,123	27,774

Net cash flows provided by financing activities	76,444	67,759

Cash flows from investing activities:
Purchases of property, plant and equipment	(39,714)	(38,175)
Cash proceeds from sales of property, plant and equipment	2,980	2,250
Acquisitions of operations, net (Note 3)	(409,036)	(321,837)
Cash proceeds from divestitures, net	—	11,190

Net cash flows used for investing activities	(445,770)	(346,572)

Effect of exchange rate changes on cash and cash equivalents	6,187	(477)

Cash and cash equivalents:
— increase (decrease)	60,427	(438,021)
— at beginning of period	276,713	637,867

— at end of period	$337,140	$199,846

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

During the third quarter of fiscal 2007, in conjunction with the acquisition of Access and reflecting recent industry trends, the Company reviewed its method of recording revenue related to the sales of supplier service contracts and determined that such sales will now be classified on a net revenue basis rather than on a gross basis beginning the third quarter of fiscal 2007. Although this change reduces sales and cost of sales for the Technology Solutions operating group, it has no impact on operating income, net income, cash flow or the balance sheet. The impact of this change on prior periods is that sales and cost of sales would have been reduced by $214,417,000 for the first half of fiscal 2007 and by $93,355,000 and $293,465,000, respectively, for the third quarter and first nine months of fiscal 2006 (see tables on page 21 and 22 in the Management’s Discussion and Analysis of Financial Condition and Results of Operation of this Form 10-Q).

2.  The results of operations for the third quarter and nine months ended March 31, 2007 are not necessarily indicative of the results to be expected for the full year.

3.	Acquisitions and divestitures

Fiscal 2007

Subsequent to the third quarter of fiscal 2007, the Company acquired an IT solutions provider in Asia that specializes in systems infrastructure and application solutions services. The acquired business operates in Singapore and Malaysia and is focused on the distribution of IBM systems and solutions with annual revenues of approximately $90 million.

During the third quarter of fiscal 2007, the Company recorded a gain on the sale of businesses in the amount of $3,000,000 pre-tax, $1,814,000 after tax and $0.01 per share on a diluted basis related to the receipt of contingent proceeds from the fiscal 2006 sale of a TS single tier business in the Americas.

On December 31, 2006, the first day of Avnet’s third quarter of fiscal 2007, the Company completed the acquisition of Access Distribution (“Access”), a leading value-added distributor of complex computing solutions, which recorded sales of $1.86 billion in calendar year 2006. The preliminary purchase price of $436,958,000, which is subject to adjustment based upon the audited closing net book value, was funded primarily with debt, plus cash on hand. The preliminary purchase price includes an estimate of the amount due to seller based on the preliminary closing net book value. The Access business is being integrated into the TS Americas and EMEA operations and it is anticipated that the integration will be substantially complete by the end of fiscal 2007. Upon completion of the integration, the Company expects to achieve annualized expense synergies of approximately $15 million.

During second quarter of fiscal 2007, the Company acquired a small semiconductor and embedded systems distribution business in Italy for a purchase price of approximately $12,650,000 ($3,321,000 net of cash acquired).

Preliminary allocation of purchase price

The Access acquisition is accounted for as a purchase business combination. Assets acquired and liabilities assumed are recorded in the accompanying consolidated balance sheet at their estimated fair values as of December 31, 2006. A preliminary allocation of purchase price to the assets acquired and liabilities assumed at the date of acquisition is presented in the following table. This allocation is based upon preliminary valuations using management’s estimates and assumptions. This preliminary allocation is subject to refinement as the Company has not received the final audited closing balance sheet and has not yet completed its evaluation of the fair

AVNET, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

value of assets and liabilities acquired, including the valuation of any potential intangible assets created as a result of the acquisition. In addition, the assets and liabilities in the following table include preliminary liabilities recorded for actions taken as a result of plans to integrate the acquired operations into Avnet’s existing operations. Preliminary purchase accounting adjustments include the following exit-related and fair value adjustments: (1) severance costs for Access workforce reductions; (2) lease commitments for leased Access facilities that will no longer be used; (3) commitments related to other contractual obligations that have no on-going benefit to the combined business; and (4) other adjustments to record the acquired assets and liabilities at fair value in accordance with Statement of Financial Accounting Standards No. 141, Business Combinations, including a fair value adjustment of approximately $7 million of IT-related asset write-downs, primarily capitalized labor costs, for Access software that will not be used in the combined business. As mentioned, these adjustments are preliminary; however, the Company expects any further adjustments to be completed within the purchase price allocation period, which is generally within one year of the acquisition date.

December 31, 2006
(Thousands)

Current assets	$736,779
Property, plant and equipment	5,188
Goodwill	119,585
Other assets	438

Total assets acquired	861,990
Current liabilities	425,032

Net assets acquired (gross purchase price)	$436,958
Less: cash acquired	(9,861)

Purchase price, net of cash acquired	$427,097

Access is being integrated into the Americas and EMEA regions of the Technology Solutions operations. The Access acquisition provides a portfolio of technology products that management believes is complementary to Avnet’s existing offerings. In addition, management expects to achieve operating expense synergies of approximately $15 million upon completion of the integration and believes the acquisition will contribute to the attainment of the Company’s financial goals. The combination of these factors is the rationale for the excess of purchase price paid over the value of assets and liabilities acquired.

The consideration paid in excess of the Access net assets is reflected as a preliminary estimate of goodwill in the table above. As stated previously, the Company has not completed its valuation of any potential amortizable intangible assets created as a result of the acquisition. The Company has engaged a third party valuation consultant who is currently assisting management in the evaluation process. Any amortizable intangible assets identified and valued as a result of this process will affect the final determination of goodwill. Substantially all of the goodwill generated by the Access acquisition is expected to be deductible for tax purposes, although the Company has not yet quantified the deductible portion.

Preliminary Access acquisition-related exit activity accounted for in purchase accounting

As a result of the acquisition of Access, the Company established and approved plans to integrate the acquired operations into the Americas and EMEA regions of the Company’s TS operations, for which the Company recorded $4.8 million in preliminary exit-related purchase accounting adjustments in the third quarter of fiscal 2007. These exit-related liabilities consisted of severance for workforce reductions, non-cancelable lease commitments and lease termination charges for leased facilities, and other contract termination costs associated with the exit activities.

AVNET, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The following table summarizes the exit-related acquisition reserves that have been preliminarily established through purchase accounting and related activity that occurred during the third quarter of fiscal 2007:

	Severance	Facility Exit
	Reserves	Reserves	Other	Total
	(Thousands)

Purchase accounting adjustments	$2,484	$1,826	$505	$4,815
Amounts utilized	(42)	—	(38)	(80)

Balance at March 31, 2007	$2,442	$1,826	$467	$4,735

Total amounts utilized for exit-related activities during the third quarter of fiscal 2007 consisted of $80,000 in cash payments. As of March 31, 2007, management expects the majority of the severance reserves to be utilized by the end of fiscal 2008, the majority of the facility exit costs to be utilized by fiscal 2013, and reserves for other contractual obligations to be utilized by the end of fiscal 2008.

The exit-related purchase accounting reserves established for severance relate to the reduction of 68 Access personnel in the Americas and EMEA regions, and consisted primarily of administrative, finance and certain operational functions. These reductions are based on management’s assessment of redundant Access positions compared with existing Avnet positions. Severance reserves, particularly those estimated to date for the EMEA region, may be adjusted during the purchase price allocation period because these costs are subject to local regulations and approvals. The costs presented in the “Facility Exit Reserves” column of the preceding table consist of estimated future payments for non-cancelable leases and early lease termination costs for two facilities, one in the Americas and one in EMEA. The costs presented in the “Other” column of the preceding table include early termination costs for contracts that have no future benefit to the on-going combined business.

Unaudited pro forma results

Unaudited pro forma financial information is presented below as if the acquisition of Access occurred at the beginning of fiscal 2006. The pro forma information presented below does not purport to present what the actual results would have been had the acquisition in fact occurred at the beginning of fiscal 2006, nor does the information project results for any future period. Further, the pro forma results exclude any benefits that may result from the acquisition due to synergies that were derived from the elimination of any duplicative costs.

Pro forma financial information is not presented for the third quarter of fiscal 2007 because the acquisition occurred on December 31, 2006, which was the first day of the Company’s third quarter of fiscal 2007. As a result, the accompanying consolidated statement of operations for the third quarter of fiscal 2007 includes Access’ results of operations for comparative purposes.

	Pro Forma Results	Pro Forma Results
	Third Quarter Ended	Nine Months Ended
	April 1,	March 31,	April 1,
	2006	2007	2006
	(Thousands, except per share data)

Pro forma sales	$4,028,283	$12,366,383	$11,937,835
Pro forma operating income	136,541	517,963	329,466
Pro forma net income	76,096	282,038	161,970
Pro forma diluted earnings per share	$0.52	$1.90	$1.10

Combined results for Avnet and Access were adjusted for the following in order to create the unaudited pro forma results in the table above:

•	$1,277,000, $2,598,000 and $4,873,000 pre-tax, $846,000, $1,719,000 and $3,229,000 after tax or $0.01, $0.01 and $0.02 per diluted share, for the third quarter ended April 1, 2006 and the nine months ended

AVNET, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

March 31, 2007 and April 1, 2006, respectively, for amortization relating to intangible assets written off upon acquisition.

•	$5,215,000, $10,429,000 and $15,644,000 pre-tax, $3,455,000, $6,898,000 and $10,364,000 after tax or $0.02, $0.05 and $0.07 per diluted share, for the third quarter ended April 1, 2006 and the nine months ended March 31, 2007 and April 1, 2006, respectively, for interest expense relating to borrowings used to fund the acquisition. For the pro forma results presented above, the borrowings were assumed to be outstanding for the entire periods presented above.

Fiscal 2006

On July 5, 2005, the Company acquired Memec Group Holdings Limited (“Memec”), a global distributor that marketed and sold a portfolio of semiconductor devices from industry-leading suppliers in addition to providing customers with engineering expertise and design services.

Memec acquisition-related exit activity accounted for in purchase accounting

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

The following table summarizes the utilization of reserves during first nine months of fiscal 2007 related to exit activities established through purchase accounting in connection with the acquisition of Memec:

		Facility Exit
	Severance	Reserves/
	Reserves	Write-downs	Other	Total
	(Thousands)

Balance at July 1, 2006	$1,610	$18,605	$2,457	$22,672
Amounts utilized	(606)	(5,215)	(449)	(6,270)
Adjustments	(528)	(56)	—	(584)
Other, principally foreign currency translation	36	27	1	64

Balance at March 31, 2007	$512	$13,361	$2,009	$15,882

Total amounts utilized for exit-related activities during the first nine months of fiscal 2007 consisted of $6,270,000 in cash payments and $584,000 in severance and lease reserves deemed excessive and therefore reversed through goodwill during the third quarter of fiscal 2007. Cash payments for severance are expected to be substantially paid out by the end of fiscal 2008, whereas reserves for other contractual commitments, particularly for certain lease commitments, will extend into fiscal 2013.

AVNET, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

4.	Goodwill and intangible assets

The following table presents the carrying amount of goodwill, by reportable segment, for the nine months ended March 31, 2007:

	Electronics	Technology
	Marketing	Solutions	Total
	(Thousands)

Carrying value at July 1, 2006	$1,037,469	$259,128	$1,296,597
Additions	6,585	119,585	126,170
Adjustments	(864)	—	(864)
Foreign currency translation	288	1,976	2,264

Carrying value at March 31, 2007	$1,043,478	$380,689	$1,424,167

The goodwill activity for EM consisted of additions related to the acquisition of a small distribution business in Italy (see Note 3) and adjustments to goodwill primarily related to excess exit-related Memec reserves released and deferred tax adjustments during third quarter. The addition of goodwill for TS is a result of the Access acquisition (see Note 3).

As a result of the Memec acquisition, the Company recorded intangible assets in the third quarter of fiscal 2006 of $22,600,000 for customer relationships with a ten year life and $3,800,000 for the trade name with a two year life. During the third quarter and first nine months of fiscal 2007, the Company recorded $1,040,000 and $3,120,000, respectively, in intangible asset amortization expense. As mentioned in Note 3, the Company has not completed its valuation of potential identifiable intangible assets resulting from the acquisition of Access. During the third quarter of fiscal 2006, the Company completed its valuation of identifiable intangible assets that resulted from the Memec acquisition and recorded $3,120,000 of amortization which represented nine months of intangible asset amortization from date of the Memec acquisition.

5.	External financing

Short-term debt consists of the following:

	March 31,	July 1,
	2007	2006
	(Thousands)

8.00% Notes due November 15, 2006	$—	$143,675
Bank credit facilities	89,302	130,725
Accounts receivable securitization	—	40,000
Other debt due within one year	1,855	1,616

Short-term debt	$91,157	$316,016

During the second quarter of fiscal 2007, the Company repaid the remaining $143,675,000 of the 8.00% Notes that matured on November 15, 2006. Bank credit facilities consist of various committed and uncommitted lines of credit with financial institutions utilized primarily to support the working capital requirements of foreign operations. The weighted average interest rates on the bank credit facilities was 2.8% at March 31, 2007 and 4.1% at July 1, 2006. Although interest rates generally rose during the nine month period ended March 31, 2007, the weighted average rate at March 31, 2007 is lower than at July 1, 2006 primarily due to the mix of the Company’s outstanding borrowings among its different bank credit facilities. Specifically, at March 31, 2007, approximately 60% of the borrowings on bank credit facilities were drawn on the Japanese bank credit facility for which the interest rates averaged just over 1%.

The Company has an accounts receivable securitization program (the “Program”) with a group of financial institutions that allows the Company to sell, on a revolving basis, an undivided interest of up to $450,000,000 in

AVNET, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

eligible receivables while retaining a subordinated interest in a portion of the receivables. The Program does not qualify for sale treatment. The Program has a one year term that expires in August 2007. There were no amounts outstanding under the Program at March 31, 2007.

Long-term debt consists of the following:

	March 31,	July 1,
	2007	2006
	(Thousands)

9 3/4% Notes due February 15, 2008 (redeemed October 12, 2006)	$—	$361,360
5.875% Notes due March 15, 2014	300,000	—
6.00% Notes due September 1, 2015	250,000	250,000
6.625% Notes due September 15, 2016	300,000	—
2% Convertible Senior Debentures due March 15, 2034	300,000	300,000
Other long-term debt	25,895	14,931

Subtotal	1,175,895	926,291
Fair value adjustment for hedged 9 3/4% Notes	—	(7,481)

Long-term debt	$1,175,895	$918,810

During March 2007, the Company issued $300,000,000 of 5.875% Notes due March 15, 2014. The proceeds from the offering, net of discount and underwriting fees, were $297,084,000, and were used to repay amounts outstanding under the Company’s Credit Facility (defined below) and the Program. The borrowings under the Credit Facility and the Program were used to fund the Access acquisition.

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

The Company has an unsecured $500,000,000 credit facility with a syndicate of banks (the “Credit Facility”), expiring in October 2010. The Company may select from various interest rate options, currencies and maturities under the Credit Facility. The Credit Facility contains certain covenants, all of which the Company was in compliance with as of March 31, 2007. At March 31, 2007, there were $19,000,000 in borrowings outstanding under the Credit Facility included in “other long-term debt” in the preceding table and $21,152,000 of letters of credit issued under the Credit Facility which represents a utilization of the Credit Facility capacity but they are not recorded in the consolidated balance sheet as the letters of credit are not debt. As of July 1, 2006, there was $6,000,000 drawn under the Credit Facility included in “other long-term debt” in the preceding table and $22,925,000 in letters of credit issued under the Credit Facility.

In August 2005, the Company issued $250,000,000 of 6.00% Notes due September 1, 2015. The proceeds from the offering, net of discount and underwriting fees, were $246,483,000. The Company used these proceeds, plus cash and cash equivalents, to fund the tender and repurchase during the first quarter of fiscal 2006 of $254,095,000 of the 8.00% Notes due November 15, 2006. As a result of the tender and repurchases, the Company incurred debt extinguishment costs in the first quarter of fiscal 2006 of $11,665,000 pre-tax, $7,052,000 after tax, or $0.05 per share on a diluted basis, relating primarily to premiums and other transaction costs.

AVNET, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

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

The Company’s noncontributory defined benefit pension plan (the “Plan”) covers substantially all domestic employees. Components of net periodic pension costs during the third quarters and nine months ended March 31, 2007 and April 1, 2006 were as follows:

	Third Quarters Ended		Nine Months Ended
	March 31,	April 1,	March 31,	April 1,
	2007	2006	2007	2006
	(Thousands)

Service cost	$3,715	$3,791	$11,145	$11,373
Interest cost	3,933	3,543	11,799	10,629
Expected return on plan assets	(5,123)	(5,144)	(15,369)	(15,432)
Recognized net actuarial loss	681	1,129	2,043	3,387
Amortization of prior service credit	(11)	(80)	(33)	(240)

Net periodic pension costs	$3,195	$3,239	$9,585	$9,717

AVNET, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

During the first quarter of fiscal 2006, the Company made contributions to the Plan of approximately $58,638,000.

8.	Comprehensive income

	Third Quarters Ended		Nine Months Ended
	March 31,	April 1,	March 31,	April 1,
	2007	2006	2007	2006
	(Thousands)

Net income	$105,179	$71,167	$268,410	$145,700
Foreign currency translation adjustments	17,974	25,094	61,359	4,094

Total comprehensive income	$123,153	$96,261	$329,769	$149,794

9.	Earnings per share

	Third Quarters Ended		Nine Months Ended
	March 31,	April 1,	March 31,	April 1,
	2007	2006	2007	2006
	(Thousands, except per share data)

Numerator:
Net income	$105,179	$71,167	$268,410	$145,700

Denominator:
Weighted average common shares for basic earnings per share	148,712	146,373	147,466	145,707
Net effect of dilutive stock options and restricted stock awards	1,282	1,040	976	1,355

Weighted average common shares for diluted earnings per share	149,994	147,413	148,442	147,062

Basic earnings per share	$0.71	$0.49	$1.82	$1.00

Diluted earnings per share	$0.70	$0.48	$1.81	$0.99

The 2% Convertible Debentures are excluded from the computation of earnings per share for the periods presented above as a result of the Company’s election to satisfy the principal portion of the Debentures, if converted, in cash (see Note 5) in combination with the fact that the average stock price for the third quarter and first nine months of fiscal 2007 and 2006 is below the conversion price per share of $33.84.

Options to purchase 70,000 and 1,810,000 shares of the Company’s stock were excluded from the calculations of diluted earnings per share for the third quarters ended March 31, 2007 and April 1, 2006, respectively, because the exercise price for those options was above the average market price of the Company’s stock. In the first nine months of fiscal 2007 and 2006, options to purchase 761,000 and 2,091,000 shares, respectively, were similarly excluded from the diluted calculations above due to the above market exercise price. Inclusion of these options in the diluted earnings per share calculation would have had an anti-dilutive effect.

AVNET, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

10.	Additional cash flow information

Other non-cash and other reconciling items consist of the following:

	Nine Months Ended
	March 31,	April 1,
	2007	2006
	(Thousands)

Provision for doubtful accounts	$14,019	$24,536
Periodic pension costs (Note 7)	9,585	9,717
Gain on sale of businesses (Note 3)	(3,000)	(10,950)
Other, net	1,628	1,254

	$22,232	$24,557

Other, net, cash flows from financing activities are comprised primarily of proceeds from the exercise of stock options and tax effects of $11,458,000 for the first nine months of fiscal 2007 relating to stock-based compensation costs with the corresponding offset in cash from operating activities.

Interest and income taxes paid in the nine months ended March 31, 2007 and April 1, 2006, respectively, were as follows:

	Nine Months Ended
	March 31,	April 1,
	2007	2006
	(Thousands)

Interest	$83,360	$78,805
Income taxes	35,162	23,302

Non-cash activity during the first nine months of fiscal 2006 that was a result of the Memec acquisition consisted of $418,205,000 of common stock issued as part of the consideration, $439,945,000 of liabilities assumed and $27,343,000 of debt assumed.

AVNET, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

11.	Segment information

	Third Quarters Ended		Nine Months Ended
	March 31,	April 1,	March 31,	April 1,
	2007	2006	2007	2006
	(Thousands)

Sales:
Electronics Marketing	$2,444,601	$2,446,666	$7,213,773	$6,815,105
Technology Solutions(1)	1,459,661	1,167,976	4,230,069	3,826,915

	$3,904,262	$3,614,642	$11,443,842	$10,642,020

Operating income (loss):
Electronics Marketing	$141,632	$122,773	$386,317	$284,258
Technology Solutions	60,577	37,626	163,554	125,458
Corporate	(21,129)	(21,550)	(60,004)	(58,483)

	181,080	138,849	489,867	351,233
Restructuring, integration and other charges (Note 12)	(8,521)	(16,969)	(8,521)	(63,179)

	$172,559	$121,880	$481,346	$288,054

Sales, by geographic area:
Americas(1)(2)	$1,958,055	$1,766,436	$5,639,208	$5,412,011
EMEA(1)(3)	1,264,772	1,161,238	3,642,118	3,252,449
Asia/Pacific(4)	681,435	686,968	2,162,516	1,977,560

	$3,904,262	$3,614,642	$11,443,842	$10,642,020

(1)	As discussed in Note 1, the Company reviewed its method of recording revenue related to the sales of supplier service contracts and determined that such sales will now be classified on a net revenue basis rather than on a gross basis beginning the third quarter of fiscal 2007. See tables on page 21 and 22 included in Management’s Discussion and Analysis of Financial Condition and Result of Operations of this Form 10-Q.

(2)	Included in sales for the third quarters ended March 31, 2007 and April 1, 2006 for the Americas region are $1.73 billion and $1.55 billion, respectively, of sales related to the United States. Included in sales for the nine months ended March 31, 2007 and April 1, 2006 for the Americas region are $5.01 billion and $4.77 billion, respectively, of sales related to the United States.

(3)	Included in sales for the third quarters ended March 31, 2007 and April 1, 2006 for the EMEA region are $468.3 million and $432.1 million, respectively, of sales related to Germany. Included in sales for the nine months ended March 31, 2007 and April 1, 2006 for the EMEA region are $1.37 billion and $1.23 billion, respectively, of sales related to Germany.

(4)	Included in sales for the third quarter March 31, 2007 for the Asia/Pacific region are $179.0 million, $223.9 million and $194.0 million of sales related to Hong Kong, Singapore and Taiwan, respectively. Included in sales for the nine months ended March 31, 2007 for the Asia/Pacific region are $510.5 million, $670.3 million and $640.2 million of sales related to Hong Kong, Singapore and Taiwan, respectively. Included in sales for the third quarter ended April 1, 2006 for the Asia/Pacific region is $185.8 million, $212.9 million and $186.7 million, respectively, of sales related to Hong Kong, Singapore and Taiwan. Included in sales for the

AVNET, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

nine months ended April 1, 2006 for the Asia/Pacific region is $608.7 million, $547.4 million and $505.1 million, respectively, of sales related to Hong Kong, Singapore and Taiwan.

	March 31,	July 1,
	2007	2006
	(Thousands)

Assets:
Electronics Marketing	$4,664,059	$4,618,677
Technology Solutions	2,136,125	1,403,671
Corporate	183,912	193,345

	$6,984,096	$6,215,693

Property, plant, and equipment, net, by geographic area
Americas(5)	$106,661	$102,413
EMEA(6)	54,622	46,521
Asia/Pacific	11,025	10,499

	$172,308	$159,433

(5)	Property, plant and equipment, net, for the Americas region as of March 31, 2007 and July 1, 2006 includes $105.1 million and $93.3 million, respectively, related to the United States.

(6)	Property, plant and equipment, net, for the EMEA region as of March 31, 2007 and July 1, 2006 includes $25.7 million and $25.9 million, respectively, related to Germany and $13.5 million for both periods related to Belgium.

12.	Restructuring, integration and other charges

Fiscal 2007

During the third quarter of fiscal 2007, the Company incurred certain restructuring, integration and other charges as a result of cost-reduction initiatives and the acquisition of Access on December 31, 2006 (see Note 3). The Company established and approved plans for cost reduction initiatives across the Company and approved plans to integrate the acquired Access business into Avnet’s existing TS operations. The following table summarizes these exit-related charges and activity during fiscal 2007:

		Facility
	Severance	Exit
	Reserves	Costs	Other	Total
	(Thousands)

Fiscal 2007 pre-tax charges	$4,651	$413	$1,760	$6,824
Amounts utilized	(748)	(41)	(1,051)	(1,840)
Other, principally foreign currency translation	22	—	2	24

Balance at March 31, 2007	$3,925	$372	$711	$5,008

In addition to the exit-related charges in the table above of $6,824,000, the Company also recorded in “restructuring, integration and other charges” the write-down of $661,000 related to an Avnet owned building in EMEA, Access integration costs of $2,071,000, and the reversal of $1,035,000 related primarily to excess severance and lease reserves, certain of which were previously established through “restructuring, integration and other charges” in prior fiscal periods (see further discussions in this Note 12). The total of these charges, including the exit-related charges in the table above, recorded during the third quarter and first nine months of fiscal 2007 was $8,521,000 pre-tax, $6,011,000 after tax and $0.04 per share on a diluted basis.

AVNET, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Severance charges related to Avnet personnel reductions of 79 employees in administrative, finance and sales functions associated with the cost reduction initiatives implemented during the third quarter of fiscal 2007 as part of the Company’s continuing focus on operational efficiency and Avnet employees who were deemed redundant as a result of the Access integration. Personnel reductions consisted of 60 employees in all three regions of EM and 19 employees in TS Americas and EMEA. The facility exit charges related to facilities in the Americas and Japan where facilities have been vacated. Other charges in the preceding table consisted primarily of IT-related and other asset write-downs and other contract termination costs. Included in the asset write-downs were Avnet software in the Americas that was made redundant as a result of the acquisition, system hardware in EMEA that was replaced with higher capacity hardware to handle increased capacity due to the addition of Access, and the write-down of certain capitalized construction costs abandoned as a result of the acquisition. Other charges incurred included contractual obligations related to abandoned activities. Not included in the preceding table were other charges recorded in “restructuring, integration and other charges” during the third quarter of fiscal 2007 related to the write-down of an Avnet owned building in EMEA and Access integration costs. The write-down of the building was based on management’s estimate of the current market value and possible selling price, net of selling costs, for the property. The integration costs related to incremental salary costs, primarily of Access personnel, who were retained following the close of the acquisition solely to assist in the integration of Access’s IT systems, administrative and logistics operations into those of Avnet. These personnel had no other meaningful day-to-day operational responsibilities outside of the integration efforts. Also included in integration costs are certain professional fees, travel, meeting, marketing and communication costs that were incrementally incurred solely related to the Access integration efforts.

Total amounts utilized during the third quarter of fiscal 2007 as presented in the preceding table included $1,208,000 of cash payments and $632,000 of non-cash write-downs. As of March 31, 2007, management expects the majority of all of the reserves to be utilized by the end of fiscal 2008.

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

The restructuring, integration and other charges incurred during the third quarter of fiscal 2006 totaled $16,969,000 pre-tax and $11,242,000 after-tax, or $0.08 per share on a diluted basis. Of this total pre-tax charge, $1,440,000 related to inventory write-downs associated with certain terminated inventory lines recorded in “cost of sales” in the accompanying consolidated statement of operations. The balance of the third quarter pre-tax charge of $15,529,000, included in “restructuring, integration and other charges” in the accompanying consolidated statement of operations, consisted of $4,584,000 for Memec integration related costs (primarily incremental salary and other costs), $5,184,000 for severance costs ($3,433,000 related to EM resulting from the Memec integration and $1,751,000 related to certain personnel reductions in TS EMEA), $1,940,000 of facility exit costs ($17,000 in EM and $1,973,000 in TS) and $3,821,000 for other charges consisted of $3,256,000 in TS, primarily related to the termination of a UK-based pension plan and $565,000 in EM.

The restructuring, integration and other charges incurred during the first nine months of fiscal 2006 totaled $63,179,000 pre-tax ($54,202,000 included in “restructuring, integration and other charges” and $8,977,000 recorded in “cost of sales” as discussed above) and $42,608,000 after-tax, or $0.29 per share on a diluted basis. The pre-tax charge of $54,202,000 includes $20,301,000 for Memec integration related costs (primarily incremental salary and other costs), $19,065,000 for severance costs ($16,172,000 in EM resulting primarily from the Memec integration and $2,893,000 for the reduction of certain TS personnel), $7,715,000 of facility exit costs ($2,862,000 in EM and $4,853,000 in TS), which included $2,671,000 of impairment charges related to two owned but vacant

AVNET, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Avnet buildings. $2,382,000 for the write-down of certain capitalized IT-related initiatives, primarily in the Americas, and $4,857,000 for other charges. During the first nine months of fiscal 2006, the Company also recorded a reversal of excess reserves amounting to $118,000 relating to restructuring charges recorded in prior fiscal years in TS EMEA.

Memec-related restructuring, integration and other charges

The following table summarizes the activity during the first nine months of fiscal 2007 in the remaining accrued liability and reserve accounts for the Memec-related restructuring reserves recorded in fiscal 2006:

		Facility
	Severance	Exit
	Reserves	Costs	Other	Total
	(Thousands)

Balance at July 1, 2006	$2,960	$749	$2	$3,711
Amounts utilized	(2,129)	(70)	(2)	(2,201)
Adjustments	(638)	(139)	—	(777)
Other, principally foreign currency translation	42	9	—	51

Balance at March 31, 2007	$235	$549	$—	$784

During fiscal 2007, the Company reversed excess severance reserves in EMEA because the termination payments were finalized and also reversed excess lease reserves in EMEA due to an increase in sublease income. As of March 31, 2007, management expects the majority of the severance reserves to be utilized before the end of fiscal 2008 and the majority of the reserves for facility exit costs to be utilized by fiscal 2009.

Restructuring and other charges related to business line divestitures and other actions

The following table summarizes the activity during the first nine months of fiscal 2007 relating to the restructuring and other charges related to business line divestitures and other actions taken during fiscal 2006:

		Facility
	Severance	Exit
	Reserves	Costs	Other	Total
	(Thousands)

Balance at July 1, 2006	$3,972	$2,281	$97	$6,350
Amounts utilized	(2,598)	(695)	(19)	(3,312)
Adjustments	(397)	(34)	(9)	(440)
Other, principally foreign currency translation	77	—	4	81

Balance at March 31, 2007	$1,054	$1,552	$73	$2,679

During fiscal 2007, the Company reversed certain excess severance, lease and other contractual obligation reserves as the payments on these reserves were finalized. As of March 31, 2007, management expects the majority of the severance reserves to be utilized before the end of fiscal 2008, the majority of the facility exit costs to be utilized by fiscal 2013, and reserves for other costs to be utilized before the end of fiscal 2008.

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

AVNET, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The following table summarizes the activity during the first nine months of fiscal 2007 in the remaining accrued liability and reserve accounts in these prior year restructuring reserves:

		Facility
	Severance	Exit
	Reserves	Costs	Other	Total
	(Thousands)

Balance at July 1, 2006	$468	$5,942	$288	$6,698
Amounts utilized	(61)	(1,973)	(79)	(2,113)
Adjustments	(152)	(470)	—	(622)
Other, principally foreign currency translation	21	199	—	220

Balance at March 31, 2007	$276	$3,698	$209	$4,183

During fiscal 2007, the Company reversed certain excess severance and lease reserves as the final liabilities were either settled or were reassessed and deemed excessive. As of March 31, 2007, management expects the severance reserves to be utilized by the end of fiscal 2008, reserves for contractual lease commitments (shown as Facility Exit Costs in the table) to be substantially utilized by the end of fiscal 2010, with a small portion as late as fiscal 2012, and the other reserves related primarily to remaining contractual commitments to be utilized the end of fiscal 2010.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

For a description of the Company’s critical accounting policies and an understanding of the significant factors that influenced the Company’s performance during the quarters and nine months ended March 31, 2007 and April 1, 2006, this Management’s Discussion and Analysis of Financial Condition and Results of Operations (“MD&A”) should be read in conjunction with the consolidated financial statements, including the related notes, appearing in Item 1 of this Report, as well as the Company’s Annual Report on Form 10-K for the year ended July 1, 2006.

There are numerous references to the impact of foreign currency translation in the discussion of the Company’s results of operations that follow. Over the past several years, the exchange rates between the US Dollar and many foreign currencies, especially the Euro, have fluctuated significantly. For example, on a year-over-year basis (third quarter fiscal 2007 compared with the third quarter fiscal 2006), the US Dollar weakened against the Euro by approximately 9%. In comparison, the US Dollar has weakened against the Euro by approximately 2% sequentially when comparing the third quarter of fiscal 2007 to the second quarter of fiscal 2007. When the weaker US Dollar exchange rates of the current year are used to translate the results of operations of Avnet’s subsidiaries denominated in foreign currencies, the resulting impact is an increase in US Dollars of reported results. In the discussion that follows, this is referred to as the “translation impact of changes in foreign currency exchange rates.”

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

computing technology, system integrators and non-PC OEMs that require embedded systems and solutions including engineering, product prototyping, integration and other value-added services. On December 31, 2006, Avnet completed the acquisition of Access Distribution (“Access”), a leading value-added distributor of complex computing solutions which recorded sales of $1.86 billion in calendar year 2006. The purchase price of approximately $437.0 million, subject to adjustment based upon the audited closing net book value, was funded primarily with debt plus cash on hand. The purchase price also includes an estimate of the amount due to seller based on the preliminary closing net book value. The integration of the Access business into the TS Americas and EMEA operations is anticipated to be substantially complete by the end of fiscal 2007 and from which the Company expects to achieve annualized synergies of approximately $15 million.

Results of Operations

Executive Summary

There are several items that impact the financial results for Avnet as a whole, when compared with prior periods. The Access acquisition, which occurred in the third quarter of fiscal 2007, positively impacts the comparison of results to prior period results of Avnet and TS as prior periods do not include Access results before the December 31, 2006 acquisition date. Also, in conjunction with the acquisition of Access and reflecting recent industry trends, the Company reviewed its method of recording revenue related to the sales of supplier service contracts and determined that such sales will now be classified on a net revenue basis rather than on a gross basis beginning the third quarter of fiscal 2007 (referred to as “the change to net revenue reporting” in this MD&A). Although this change reduces sales and cost of sales for the Technology Solutions operating group, it has no impact on operating income, net income, cash flow or the balance sheet. Finally, the Company divested of several businesses affecting both EM and TS which also negatively impacts current period sales comparisons with prior period as the prior periods include the sales of the divested businesses. These items, when aggregated, have a net positive impact on sales comparisons to prior periods and are presented in tables under Sales.

Avnet’s consolidated sales of $3.90 billion in the third quarter of fiscal 2007 were up 8.0% (of which 3.0% is estimated as the translation impact of foreign currency exchange rates) from the third quarter of fiscal 2006 sales of $3.61 billion. The TS operating group was the driver of the year-over-year growth as a result of the Access acquisition. TS sales were up 25% year over year and EM sales were essentially flat. Of the $289.6 million increase in consolidated sales, $261.0 million related to the impact of the Access acquisition, partially offset by businesses divested in fiscal 2006 and the change to net revenue reporting. Sequentially, Avnet’s consolidated sales in the third quarter of fiscal 2007 were essentially flat as compared with second quarter sales of $3.89 billion. The flat sequential performance was the result of 4.8% growth at EM offset by a 6.3% decline at TS. The comparison to second quarter of fiscal 2007 is positively impacted by Access sales in the current quarter partially offset by the change to net revenue reporting. Although TS sales were expected to decline sequentially due to TS coming off its seasonally strong December quarter, the decline was more than anticipated due to significant weakness in the microprocessor business. Further, EM sales growth was negatively impacted by slower sales at large contract manufacturers. Despite these negative impacts on sequential sales, both EM and TS were able to improve operating margins during the third quarter of fiscal 2007.

On a consolidated basis, operating profit margin improved both year over year and sequentially. Operating profit margin increased to 4.4% in the third quarter of fiscal 2007, from 3.4% in the third quarter of fiscal 2006 and from 4.2% in the second quarter of fiscal 2007. Both operating groups contributed to the year-over-year increase in operating profit margin, with EM and TS reporting operating profit margins of 5.8% (an increase of 77 basis points) and 4.2% (an increase of 93 basis points), respectively, for the third quarter of fiscal 2007. For EM, this marks the fifth quarter in a row that operating income margin is over 5.0%. For TS, the current quarter marks the fifteenth consecutive quarter of year-over-year improvement in both operating income dollars and margin. The consolidated current and prior year results included certain restructuring, integration and other charges discussed further in this MD&A, which amounted to $8.5 million (0.2% of sales) for the third quarter of fiscal 2007 and $17.0 million (0.5% of sales and $1.4 million of which was included in “cost of sales”) for the prior year third quarter. Despite these charges, the year-over-year operating income improved primarily as a result of continued focus on profitable growth, cost efficiencies and the effect of the realization of synergies after the successful integration of the Memec acquisition.

Sales

The table below provides quarterly sales for the Company and its operating groups, including comparative analysis of the Company’s sales for the third quarter of fiscal 2007 with historical periods as reported.

			Sequential		Year-Year
	Q3-Fiscal ’07	Q2-Fiscal ’07	% Change	Q3-Fiscal ’06	% Change
	(Dollars in thousands)

Avnet, Inc.	$3,904,262	$3,891,180	0.3%	$3,614,642	8.0%
EM	2,444,601	2,333,754	4.8	2,446,666	(0.1)
TS(1)	1,459,661	1,557,426	(6.3)	1,167,976	25.0
EM
Americas	$918,547	$895,410	2.6%	$976,250	(5.9)%
EMEA	908,242	770,367	17.9	845,932	7.4
Asia	617,812	667,977	(7.5)	624,484	(1.1)
TS
Americas(1)	$1,039,508	$1,008,805	3.0%	$790,186	31.6%
EMEA(1)	356,530	484,338	(26.4)	315,306	13.1
Asia	63,623	64,283	(1.0)	62,484	1.8
Totals by Region
Americas(1)	$1,958,055	$1,904,215	2.8%	$1,766,436	10.9%
EMEA(1)	1,264,772	1,254,705	0.8	1,161,238	8.9
Asia	681,435	732,260	(6.9)	686,968	(0.8)

(1)	During the third quarter of fiscal 2007, the Company determined that sales of supplier service contracts will now be classified on a net revenue basis. The impact of this change on prior periods is presented in the table below, the effect of which would be a reduction to sales and cost of sales. On a regional basis, the impact on the prior periods presented in the table above for the Americas and EMEA region would be a reduction to sales and cost of sales of $100.2 million and $18.4 million, respectively, for the second quarter of fiscal 2007 and $89.7 million and $3.6 million, respectively, for the third quarter of fiscal 2006.

As discussed in Executive Summary, the three and nine month periods in fiscal 2007 as compared to the same periods in fiscal 2006 are impacted by the aggregate of (i) the sales of Access since the close of the acquisition, (ii) sales of the divested EM and TS businesses included in prior periods, and (iii) the change in classification of sales of supplier service contracts to a net revenue basis. The following tables present the impact of these items.

			Gross to Net
			Revenue
	Access Sales	Divested Sales	Impact	Total Impact
	(Thousands)

Q1 Fiscal ’07	$431,084	$—	$(95,810)	$335,274
Q2 Fiscal ’07	491,457	—	(118,607)	372,850

Total	$922,541	$—	$(214,417)	$708,124

				Gross to Net
		Divested Sales		Revenue
	Access Sales	EM	TS	Impact	Total Impact
	(Thousands)

Q1 Fiscal ’06	$409,411	$(31,840)	$(42,855)	$(87,299)	$247,417
Q2 Fiscal ’06	472,763	(36,565)	(50,962)	(112,811)	272,425
Q3 Fiscal ’06	413,641	(40,645)	(18,628)	(93,355)	261,013

Total	$1,295,815	$(109,050)	$(112,445)	$(293,465)	$780,855

Consolidated sales for the third quarter of fiscal 2007 were $3.90 billion, up $289.6 million, or 8.0%, over the third quarter of fiscal 2006. Approximately $109 million of the increase is a result of the translation impact of changes in foreign currency exchange rates and $261 million is a net result of the Access acquisition, sales of divested businesses in prior period and the change to net revenue reporting in the current quarter. As further discussed below, the year-over-year consolidated sales growth was driven primarily by growth at TS as EM sales remained relatively flat year-over-year. On a sequential basis, consolidated sales were essentially flat, following the Company’s typically strong second fiscal quarter, particularly for TS. TS sales growth was primarily a result of the Access acquisition in the third quarter of fiscal 2007 and EM sales were negatively impacted by slower growth at large contract manufacturers.

EM sales of $2.44 billion in the third quarter of fiscal 2007 were essentially flat compared with the prior year third quarter. Excluding the translation impact of changes in foreign currency exchange rates, EM sales declined 3.2% year over year. Sequentially, EM sales grew $110.8 million, or 4.8%, from $2.33 billion in the second quarter of fiscal 2007, of which approximately $15 million of the increase resulted from the translation impact of changes in foreign currency exchange rates. The trends with respect to sales and gross profit margin experienced during second quarter continued into the third quarter of fiscal 2007, with a slow down in purchases from large EMS customers primarily due to softer demand in the communications infrastructure end markets. Despite the decline in sequential sales, EM gross profit margins increased both sequentially and year over year largely as a result of EM’s continuing focus on profitable top line growth, regional sales mix which is weighted towards higher gross profit margin and sales to large EMS customers which comprised a smaller portion of sales in the current quarter.

Geographically, EM business in the Americas grew 2.6% sequentially and was down 5.9% year over year. EM EMEA exhibited the highest sequential growth at 17.9% (approximately 15.9% after removing the translation impact of changes in foreign currency exchange rates). The March quarter is traditionally a strong one for the EM business in EMEA and the EMEA region has less exposure to large EMS customers. EM EMEA grew 7.4% year over year (down 1.6% excluding the translation impact of changes in foreign currency exchange rates). The year-over-year comparative results for the EM EMEA region were positively impacted by the changes in foreign currency exchange rates, as discussed above, but were negatively impacted as the prior year third quarter sales for the EM EMEA region included revenues of approximately $41 million of two small specialty businesses that were divested in the fourth quarter of fiscal 2006. EM Asia sales were down 1.1% year over year and down 7.5% sequentially, which was as expected considering the typical impact of the Chinese New Year in the March quarter.

TS reported sales of $1.46 billion in the third quarter of fiscal 2007, up $291.7 million, or 25.0%, when compared with the third quarter of fiscal 2006, with approximately $34 million of the increase due to the translation impact of changes in foreign currency exchange rates. The year-over-year growth was primarily due to the acquisition of Access during the third quarter of fiscal 2007. In addition, the comparative year-over-year growth in TS sales was negatively impacted by the change in the current quarter to net revenue reporting for supplier service contracts and by the divestiture of its Enterprise Solutions business during the third quarter of fiscal 2006, which had sales of approximately $19 million in last year’s third quarter. Sequentially, TS sales declined $97.8 million, or 6.3%, which includes the positive impact of approximately $7 million related to the translation impact of changes in foreign currency exchange rates. Excluding the sales of Access during the quarter, a seasonal decline in TS sales in the March quarter was expected because the December quarter is typically the strongest for TS sales due to the calendar-year-based budgeting cycles of many of its customers; however, the third quarter of fiscal 2007 decline was more than management anticipated primarily due to significant weakness in microprocessor sales. Specifically, microprocessor sales were down 37% sequentially and 49% year-over-year. Even with current quarter sales coming in slightly below management’s expectations, TS delivered its fifteenth consecutive quarter of year-over-year improvement in operating income dollars and margin.

On a regional basis, TS Americas region grew sequentially while the EMEA and Asia region experienced sequential declines in sales, and all three regions experienced growth on a year-over-year basis. The Americas and EMEA region posted year-over-year growth of 31.6% and 13.1%, respectively, primarily as a result of the positive impact on sales from the Access acquisition in the current quarter partially offset by the negative impacts on the comparisons from the change to net revenue reporting and the business divested in fiscal 2006 in the Americas. The TS Asia region, which was not impacted by the Access acquisition, grew 1.8% year over year. As previously mentioned, current quarter results were also impacted by the significant weakness in microprocessor sales.

Consolidated sales for the nine months ended March 31, 2007 were $11.44 billion, up $801.8 million, or 7.5%, over sales of $10.64 billion for the first nine months of fiscal 2006. The year-over-year increase is enhanced by the positive translation impact of changes in foreign currency exchange rates. In addition, more than half of this year-over-year growth is attributable to the acquisition of Access. The year-over-year improvement in sales is a result of ongoing growth in both of Avnet’s operating groups. Specifically, year-to-date sales for EM in fiscal 2007 were $7.21 billion, up $398.7 million, or 5.8% over the same nine month period in fiscal 2006. Year-to-date sales for TS were $4.23 billion, up $403.2 million, or 10.5%, as compared with sales of $3.83 billion for the first nine months of fiscal 2006. The factors contributing to the growth of sales in both operating groups are consistent with the quarterly sales analysis discussed above.

Gross Profit and Gross Profit Margins

Consolidated gross profit was $534.8 million in the third quarter of fiscal 2007, up $62.7 million, or 13.3%, as compared with the third quarter of fiscal 2006. The gross profit in the third quarter of fiscal 2006 included a charge totaling $1.4 million (less than 0.1% of sales) to write-down certain inventory due primarily to supplier terminations. See Restructuring, Integration and Other Charges for further discussion of this charge. Gross profit margins of 13.7% in the third quarter of fiscal 2007 were up by 64 basis points (of which 35 basis points were due to the beneficial impact of the change to net revenue reporting) from the prior year third quarter gross profit margin of 13.1%. Gross profit margins increased by 101 basis points sequentially (of which 40 basis points were due to the beneficial impact of the change to net revenue reporting) from 12.7% in the second quarter of fiscal 2007. Both operating groups contributed to the improvement in gross profit margins. Even though EM sales were at the low end of management’s expectations, EM’s mix of revenues among small-to-medium businesses and large customers positively impacted EM’s gross profit margins. In particular, sales related to large EMS customers, which typically produce lower gross profit margin, have slowed and gross margins have been positively impacted as a result. On a consolidated year-over-year basis, mix of business among regions as well as the change from gross revenue to net revenue reporting for supplier service contracts contributed to the improvement in margins at TS and on a consolidated basis. Management expects operating income margin expansion to continue over time as a result of continued focus on profitable growth and operating efficiencies even when the large EMS customers return to growth and the regional mix shifts towards lower gross profit margin regions.

On a sequential quarterly basis, the significant improvement in gross profit margins at EM was partially offset by the mix of business between EM and TS as a result of the Access acquisition. The TS business is typically a higher asset velocity business than EM, but is also a lower gross profit margin business compared with EM. As a result, sequential improvement in quarterly gross profit margin is typical in Avnet’s third fiscal quarter, as TS exits its seasonally strong December quarter, and the ratio of EM’s higher margin sales to Avnet’s overall sales increases. However, the acquisition of Access impacted the business mix, and therefore margins, as the Access operations, similar to the other businesses in TS, have a lower gross profit margin than the businesses in EM.

Consolidated gross profit for the first nine months of fiscal 2007 was $1.50 billion, representing a gross profit margin of 13.1%. By comparison, consolidated gross profit in the first nine months of fiscal 2006 was $1.36 billion and gross profit margins were 12.8%. The gross profit in the first nine months of fiscal 2006 also includes charges totaling $8.9 million (0.1% of sales) to write-down certain inventory due primarily to supplier terminations. See Restructuring, Integration and Other Charges for further discussion of these charges. The 33 basis point year-over-year increase in year-to-date gross profit margins (of which 11 basis points were due to the beneficial impact of the change to net revenue reporting) is similarly attributable to the mix of business and other factors cited above in the quarterly gross margin analyses.

Selling, General and Administrative Expenses

Selling, general and administrative (SG&A) expenses in the third quarter of fiscal 2007 were $353.7 million, an increase of $19.1 million, or 5.7%, as compared with the third quarter of fiscal 2006. Management estimates that $11 million of the increase relates to the translation impact of changes in foreign currency exchange rates and that the balance of the increase is primarily a result of the Access acquisition. In addition, the year over year comparison of expenses was positively impacted by the divestiture of businesses in the second half of fiscal 2006 and the Memec integration during fiscal 2006. In the prior year third quarter, the Company was continuing its plan to integrate the Memec business into the existing operations of Avnet, which was completed by the end of fiscal 2006. As a result, fiscal 2007 operating expenses reflect the full benefit of the synergies achieved.

Two additional metrics which management monitors are SG&A expenses as a percentage of sales and as a percentage of gross profit, which were 9.1% and 66.1%, respectively, in the third quarter of fiscal 2007. This compares with 9.3% and 70.9%, respectively, in the prior year third quarter; however, the SG&A expense to gross profit metric in prior year was negatively impacted by the $8.9 million line termination charge (see Gross Profit and Gross Profit Margins for further discussion). The year-over-year improvement in both of these metrics is a result of the Company’s ongoing focus on managing levels of operating costs through its various operational excellence initiatives, although, more significantly impacted by the Company’s realization of operating expense synergies following the acquisition of Memec. As discussed further under Organization in this MD&A, management is currently in the process of integrating the Access business into the Avnet operations and anticipates that at least $15 million of annualized operating expenses will be removed from the combined Avnet and Access businesses once the integration of Access is completed.

SG&A expenses for the first nine months of fiscal 2007 were $1.01 billion, or 8.8% of consolidated sales, as compared with $1.01 billion, or 9.5% of consolidated sales, in the first nine months of the prior year. SG&A expenses were 67.3% and 74.8% of gross profit in the first nine months of fiscal 2007 and 2006, respectively. The improvement in selling, general and administrative expenses as a percentage of sales and gross profits is a function of the same focus on cost management and successful synergy realization through the Memec acquisition as discussed above.

Restructuring, Integration and Other Charges

Fiscal 2007

During the third quarter of fiscal 2007, the Company incurred certain restructuring, integration and other charges as a result of cost-reduction initiatives and the acquisition of Access on December 31, 2006. The Company established and approved plans for cost reduction initiatives across the Company and approved plans to integrate the acquired Access business into Avnet’s existing TS operations. In addition to these exit-related charges of $6.8 million, the Company also recorded in “restructuring, integration and other charges” the write-down of $0.6 million related to an Avnet owned building in EMEA, Access integration costs of $2.1 million, and the reversal of $1.0 million related primarily to excess severance and lease reserves, certain of which were previously established through “restructuring, integration and other charges” in prior fiscal periods. The charges incurred for these activities, including the exit-related charges, totaled $8.5 million pre-tax, $6.0 million after-tax and $0.04 per share on a diluted basis for the third quarter and first nine months of fiscal 2007.

Severance charges related to Avnet personnel reductions of 79 employees in administrative, finance and sales functions associated with the cost reduction initiatives implemented during the third quarter of fiscal 2007 as part of the Company’s continuing focus on operational efficiency and included Avnet employees who were deemed redundant as a result of the Access integration. Personnel reductions consisted of 60 employees in all three regions of EM and 19 employees in TS Americas and EMEA. The facility exit charges related to facilities in the Americas and Japan where facilities have been vacated. Other charges consisted primarily of IT-related and other asset write-downs and other contract termination costs. Included in the asset write-downs were Avnet software in the Americas that was made redundant as a result of the acquisition, system hardware in EMEA that was replaced with higher capacity hardware to handle increased capacity due to the addition of Access, and the write-down of certain capitalized construction costs abandoned as a result of the acquisition. Other exit-related charges incurred included contractual obligations related to abandoned activities. Other non-exit-related charges recorded in “restructuring, integration and other charges” during the third quarter of fiscal 2007 related to the write-down of an Avnet owned building in EMEA and Access integration costs. The write-down of the building was based on management’s estimate of the current market value and possible selling price, net of selling costs, for the property. Integration charges incurred during the third quarter of fiscal 2007 related to incremental salary costs, primarily of Access personnel, who were retained following the close of the acquisition, solely to assist in the integration of Access’s IT systems, administrative and logistics operations into those of Avnet. These personnel had no other meaningful day-to-day operational responsibilities outside of the integration efforts. Also included in integration costs are certain professional fees, travel, meeting, marketing and communication costs that were incrementally incurred solely related to the Access integration efforts.

While the above charges related to Avnet personnel, facilities and operations, and are therefore recorded through Avnet’s consolidated statements of operations as restructuring, integration and other charges, the Company also recorded certain purchase accounting adjustments during the third quarter of fiscal 2007 related to the acquired personnel and operations of Access. These adjustments were recorded as part of the allocation of purchase price and, therefore, were not recorded in the Company’s consolidated statement of operations. During the third quarter of fiscal 2007, the Company established and approved plans to integrate the acquired operations into the Americas and EMEA regions of the TS operations, for which the Company recorded $4.8 million in preliminary exit-related purchase accounting adjustments. These purchase accounting adjustments consisted primarily of $2.5 million of severance for the reduction of 68 Access personnel (including administrative, finance and operational functions) in the Americas and EMEA regions; $1.8 million for lease reserves and termination costs; and $0.5 million for remaining commitments and termination charges related to other contractual commitments of Access that will no longer be of use in the combined business. Of these exit-related purchase accounting adjustments recorded in the third quarter of fiscal 2007, $0.1 million was paid out in cash during the third quarter of fiscal 2007, leaving $4.7 million of remaining reserves, primarily related to severance, which are expected to be substantially paid out before the end of fiscal 2008, lease commitment reserves which will extend into fiscal 2013 and other reserves which are expected to be paid out by end of fiscal 2008.

Fiscal 2006

During the third quarter and first nine months of fiscal 2006, the Company incurred certain restructuring charges and integration costs primarily as a result of the acquisition of Memec on July 5, 2005, which was fully integrated into the Company’s existing EM operations in all three regions by the end of fiscal 2006 (Memec-related restructuring activity). In addition, the Company also incurred charges relating to certain cost reduction actions taken by TS in the EMEA region and certain other items (non-Memec related restructuring activity).

The restructuring, integration and other charges incurred during the third quarter of fiscal 2006 totaled $17.0 million pre-tax and $11.2 million after-tax, or $0.08 per share on a diluted basis. Of this total pre-tax charge, $1.4 million related to inventory write-downs associated with certain terminated inventory lines recorded in “cost of sales” in the accompanying consolidated statement of operations. The third quarter pre-tax charge of $15.5 million included in “restructuring, integration and other charges” in the accompanying consolidated statement of operations, consisted of $4.6 million for Memec integration related costs (primarily incremental salary and other costs), $5.2 million for severance costs, $1.9 million of facility exit costs and $3.8 million for other charges consisted of $3.3 million in TS primarily related to the termination of a UK-based Pension Plan and $0.5 million in EM.

The restructuring, integration and other charges incurred during the nine months ended April 1, 2006 totaled $63.2 million pre-tax ($54.2 million included in “restructuring, integration and other charges” and $9.0 million recorded in “cost of sales” as discussed above) and $42.6 million after-tax, or $0.29 per share on a diluted basis. The pre-tax charge of $54.2 million, includes $20.3 million for Memec integration related costs (primarily incremental salary and other costs), $19.1 million for severance costs, $7.7 million of facility exit costs, $2.4 million for the write-down of certain capitalized IT-related initiatives, primarily in the Americas, and $4.8 million for other charges, which included $2.7 million of impairment charges related to two owned but vacant Avnet buildings. During the first nine months of fiscal 2006, the Company also recorded a reversal of excess reserves amounting to $0.1 million related to TS EMEA restructuring charges recorded in prior fiscal years.

The charge for terminated inventory lines relates to a strategic decision during the second and third quarter of fiscal 2006 to exit certain lines of inventory within EM in the Americas as a result of the integration of Memec. As a result, management recorded a write-down of the related inventory on hand to fair market value due to the lack of stock rotation and other contractual return privileges once these lines were terminated by Avnet. Severance charges incurred during the first nine months of fiscal 2006 related to work force reductions of over 250 personnel primarily in administrative and support functions in the EMEA and Americas regions. The majority of the positions eliminated were Avnet personnel that were deemed redundant by management with the merger of Memec into Avnet and also includes a small number of primarily administrative staff in TS EMEA operations who were identified as redundant based upon the realignment of certain job functions in that region. The facility exit charges relate to liabilities for remaining non-cancelable lease obligations and the write-down of property, plant and equipment at two facilities in the Americas. The facilities, which supported administrative and support functions, and some sales functions, were identified for consolidation based upon the termination of certain personnel discussed above and the relocation of other personnel into other existing Avnet facilities. The IT-related charges resulted from management’s review of certain capitalized systems and hardware as part of the Memec integration effort. A substantial portion of this write-off, which was recorded in the first quarter of fiscal 2006, related to mainframe hardware that was scrapped due to the purchase of new, higher capacity hardware to handle the increased capacity needs with the addition of Memec. Similarly, certain capitalized IT assets were written off when they became redundant either to other acquired systems or new systems under development in the first quarter of fiscal 2006 as a result of the acquisition of Memec. Other charges in the third quarter and first nine months of fiscal 2006 related primarily to certain contract and lease termination charges associated with the redundant employees identified in TS EMEA. The asset impairment charges relate to two owned facilities, one in EMEA and one in the Americas, that Avnet has vacated. The write-down to fair value was based upon management’s estimates of current market values and possible selling price, net of costs to sell, for these properties.

Status of Exit-Related Restructuring Reserves

As of March 31, 2007, the remaining reserves related to the cost-reduction initiatives and Access-related restructuring activity resulting from the charges recorded in fiscal 2007 totaled $5.0 million of which $3.9 million related to severance reserves, facility exit costs of $0.4 million, and other reserves of $0.7 million. Management expects the majority of these reserves to be utilized by the end of fiscal 2008.

As of March 31, 2007, the remaining Memec-related reserves related to the restructuring charges recorded in fiscal 2006 totaled $0.8 million of which $0.2 million related to severance reserves, the majority of which management expects to utilize before the end of fiscal 2008, and facility exit costs of $0.6 million, the majority of which management expects to utilize by fiscal 2009.

As March 31, 2007, remaining reserves related to the non-Memec related restructuring and other actions taken in fiscal 2006 totaled $2.7 million of which $1.1 million related to severance reserves, the majority of which management expects to utilize before the end of fiscal 2008, facility exit costs of $1.5 million, the majority of which management expects to utilize by fiscal 2013, and other costs of $0.1 million, the majority of which management expects to utilize before the end of fiscal 2008.

As of March 31, 2007, the Company’s remaining reserves for fiscal 2003 and 2004 restructuring and other related activities totaled $4.2 million. Of this balance, $0.3 million relates to remaining severance reserves the majority of which the Company expects to utilize by the end of fiscal 2008. The remaining reserve balance also includes $3.7 million related to reserves for contractual lease commitments, substantially all of which the Company expects to utilize by the end of fiscal 2010, although a small portion of the remaining reserves relate to lease payouts that extend as late as fiscal 2012. The other reserves, which total $0.2 million, relate primarily to remaining contractual commitments, the majority of which the Company expects to utilize during fiscal 2010.

Operating Income

Operating income for the third quarter of fiscal 2007 was $172.6 million, or 4.4% of consolidated sales, as compared with operating income of $121.9 million, or 3.4% of consolidated sales in the third quarter of fiscal 2006. The margin and operating expense trends discussed previously in this MD&A contributed to the operating income performance year over year. The operating income margin in the current quarter benefited by 20 basis points as a result of the change to net revenue reporting for supplier service contracts and was negatively impacted by 22 basis points as a result of the restructuring, integration and other charges recorded for the cost reduction initiatives as well as the Access acquisition integration activity previously discussed, which amounted to $8.5 million pre-tax. Operating income for the third quarter of fiscal 2006 was negatively impacted by a total of $17.0 million (0.5% of consolidated sales) for charges previously described. See Restructuring, Integration and Other Charges for further discussion of these charges). The overall improvement in operating income margin without these charges is driven by the increased sales volume, gross profit margin growth, continued focus on cost management and the full benefit of the synergies achieved subsequent to the successful Memec integration completed at the end of fiscal 2006, as discussed previously in this MD&A.

EM reported operating income of $141.6 million (5.8% of EM sales) in the third quarter of fiscal 2007 as compared with operating income of $122.8 million (5.0% of EM sales) in the prior year third quarter. The 77 basis point year-over-year improvement in operating income margin resulted in the fifth consecutive quarter that EM has generated operating income margin in excess of 5.0%. This year-over-year improvement is a direct result of the full benefit of the synergies realized from the Memec integration and also continued focus on profitable top line growth. TS increased operating income to $60.6 million, or 4.2% of TS sales, as compared with $37.6 million, or 3.2% of TS sales, in the prior year third quarter, which is a 93 basis point increase in operating profit margin over the prior year third quarter. This represents the fifteenth consecutive quarter of year-over-year improvement in both operating income dollars and margin for TS.

Operating income for the nine months ended March 31, 2007 was $481.3 million (4.2% of consolidated sales) as compared with operating income of $288.1 million (2.7% of consolidated sales) in the first nine months of fiscal 2006. Operating income for the first nine months of fiscal 2007 was negatively impacted by $8.5 million (0.2% of consolidated sales) of restructuring, integration and other charges and the first nine months of fiscal 2006 was negatively impacted by $63.2 million (0.6% of consolidated sales) of restructuring, integration and other charges.

Interest Expense and Other Income (Expense), net

Interest expense for the third quarter of fiscal 2007 was $19.9 million, down $5.3 million, or 20.9%, from interest expense of $25.2 million in the third quarter of fiscal 2006. The decrease in interest expense is attributable to the reduction in the average debt balance year over year and a lower effective interest rate on debt outstanding during third quarter of fiscal 2007. The lower effective interest rate is a direct result of the refinancing activities that occurred in fiscal 2006 and fiscal 2007, whereby higher interest rate debt was repaid or replaced with lower interest rate debt. Specifically, during the fourth quarter of fiscal 2006, the Company repurchased $113.6 million of its 9 3/4% Notes due February 15, 2008 with available liquidity. During fiscal 2007, the Company issued $300.0 million principal amount of 6.625% Notes due 2016 in September 2006, and used the proceeds and available liquidity to fund the repurchase of $361.4 million of the 9 3/4% Notes, which was completed in October 2006. The Company repaid the remaining $143.7 million of the 8.00% Notes that matured on November 15, 2006 and, in March 2007, the Company issued $300.0 million principal amount of 5.875% Notes due 2014 and used the proceeds to repay amounts outstanding under the Credit Facility and accounts receivable securitization program. See Financing Transactions for further discussion of the Company’s outstanding debt.

Interest expense for the first nine months of fiscal 2007 totaled $59.9 million as compared with $72.0 million for the same period in the prior fiscal year. Interest expense in the first nine months of fiscal 2007 was positively impacted by the same factors discussed above in addition to the refinancing that occurred during fiscal 2006 from which fiscal 2006 did not receive the full benefit because interest expense was incurred on the higher rate debt in the periods prior to the debt refinancing. Specifically, the Company repurchased $254.1 million of its 8.00% Notes due November 15, 2006 in September 2005 funded primarily with the issuance of $250.0 million of 6.00% Notes due September 1, 2015 and repurchased an additional $2.2 million of the 8.00% Notes in December 2005.

Other income (expense), net, for the third quarter of fiscal 2007 was income of $2.4 million as compared with other expense, net of $0.2 million in the third quarter of fiscal 2006. The current quarter income earned compared to the prior quarter’s expense is a result of higher interest income on cash balances, more favorable foreign currency translation gains and losses in the current quarter, gain on the sale of property, plant and equipment, and excise tax refunds offset by equity method investment losses. The prior year quarter expense consists of lower interest income on lower cash balances in the third quarter of fiscal 2006 and losses recognized in the third quarter of fiscal 2006 related to sales of certain property, plant and equipment as well as the Company’s share of net losses recognized on certain equity method investments.

In the first nine months of fiscal 2007, other income, net was $8.8 million as compared with $4.6 million in the first nine months of the prior year, primarily as a result of interest income on higher cash balances, more favorable foreign currency exchange gains and losses and the recovery of a non-trade receivable in the current fiscal year.

Gain on Sales of Businesses

During the third quarter of fiscal 2007, the Company recorded a gain related to the receipt of contingent proceeds from the fiscal 2006 sale of a TS end-user business, amounting to $3.0 million pre-tax, $1.8 million after tax and $0.01 per share on a diluted basis. During the third quarter of fiscal 2006, the Company divested its two TS end-user business lines in the Americas. First, the Company sold its TS Americas enterprise server and storage business line to a value-added reseller. Second, the Company contributed cash and certain operating assets and liabilities of its TS Americas end-user network solutions business into a joint venture with Calence Inc. in exchange for an investment interest in the joint venture, called Calence LLC. As a result of these divestitures, a gain of $10.9 million pre-tax, $7.3 million after tax and $0.05 per share on a diluted basis was recorded in the third quarter and first nine months of fiscal 2006.

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

Income Tax Provision

Avnet’s effective tax rate on its income before taxes for the third quarter and first nine months of fiscal 2007 was 33.5% and 33.9%, respectively, as compared with an effective tax rate of 33.8% for both the third quarter and first nine months of fiscal 2006. Prior year’s effective tax rate was impacted by the mix of regional revenues as a result of the Memec acquisition in fiscal 2006.

Net Income

As a result of the operational performance and other factors described in the preceding sections of this MD&A, the Company’s consolidated net income for the third quarter of fiscal 2007 was $105.2 million, or $0.70 per share on a diluted basis, as compared with $71.2 million, or $0.48 per share on a diluted basis, in the prior year third quarter. The current year third quarter results include restructuring, integration and other charges totaling $6.0 million after tax, or $0.04 per share on a diluted basis, and a gain on sale of businesses of $1.8 million after tax, or $0.01 per share on a diluted basis. Prior year third quarter results include restructuring, integration and other charges totaling $11.2 million after tax, or $0.08 per share on a diluted basis, and a gain on the sale of businesses totaling $7.3 million after tax, or $0.05 per share on a diluted basis.

The Company’s net income for the first nine months of fiscal 2007 was $268.4 million, or $1.81 per share on a diluted basis, as compared with net income for the first nine months of fiscal 2006 of $145.7 million, or $0.99 per share on a diluted basis. Net income for the first nine months of fiscal 2007 was negatively impacted by costs totaling $18.9 million after tax , or $0.13 per share on a diluted basis, which included restructuring, integration and other charges ($6.0 million after tax or $0.04 per share on a diluted basis), and debt extinguishment costs ($16.5 million after tax or $0.11 per share on a diluted basis), partially offset by the gain on sale of businesses ($1.8 million or $0.01 per diluted share) and the recovery of a previously reserved non-trade receivable ($1.8 million after tax or $0.01 per share on a diluted basis). The first nine months of fiscal 2006 were negatively impacted by a total of $42.4 million after tax, or $0.29 per share on a diluted basis, related to restructuring, integration and other charges ($42.6 million after-tax or $0.29 per share on a diluted basis) and debt extinguishment costs ($7.1 million after tax or $0.05 per share on a diluted basis), partially offset by a gain on the sale of businesses ($7.3 million after tax or $0.05 per share on a diluted basis).

LIQUIDITY AND CAPITAL RESOURCES

Cash Flow

The following table summarizes the Company’s cash flow activity for the quarters and nine months ended March 31, 2007 and April 1, 2006, including the Company’s computation of free cash flow and a reconciliation of this metric to the nearest GAAP measures of net income and net cash flow from operations. Management’s computation of free cash flow consists of net cash flow from operations plus cash flows generated from or used for purchases and sales of property, plant and equipment, acquisitions and divestitures of operations and investments, effects of exchange rates on cash and cash equivalents and other financing activities. Management believes that the non-GAAP metric of free cash flow is a useful measure to help management and investors better assess and understand the Company’s operating performance and sources and uses of cash. Management also believes the analysis of free cash flow assists in identifying underlying trends in the business. Computations of free cash flow may differ from company to company. Therefore, the analysis of free cash flow should be used as a complement to, and in conjunction with, the Company’s consolidated statements of cash flows presented in the accompanying consolidated financial statements.

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

	Third Quarters Ended		Nine Months Ended
	March 31,	April 1,	March 31,	April 1,
	2007	2006	2007	2006
		(Thousands)

Net income	$105,179	$71,167	$268,410	$145,700
Non-cash and other reconciling items(1)	34,801	25,541	131,584	107,213
Cash flow generated from (used for) working capital (excluding cash and cash equivalents)(2)	72,529	(94,439)	23,572	(411,644)

Net cash flow generated from (used for) operations	212,509	2,269	423,566	(158,731)
Cash flow (used for) provided from:
Purchase of property, plant and equipment	(12,095)	(14,108)	(39,714)	(38,175)
Cash proceeds from sales of property, plant and equipment	2,018	621	2,980	2,250
Acquisition and divestitures of operations and investments, net	(404,856)	(6,625)	(409,036)	(310,647)
Effect of exchange rates on cash and cash equivalents	2,403	2,060	6,187	(477)
Other, net financing activities	46,553	4,195	56,123	27,774

Net free cash flow	(153,468)	(11,588)	40,106	(478,006)
Proceeds from (repayment of) debt, net	100,785	(7,706)	20,321	39,985

Net (decrease) increase in cash and cash equivalents	$(52,683)	$(19,294)	$60,427	$(438,021)

(1)	Non-cash and other reconciling items are the combination of depreciation and amortization, deferred income taxes, non-cash restructuring and other charges, stock-based compensation and other, net (primarily the provision for doubtful accounts), in cash flows from operations.

(2)	Cash flow generated from (used for) working capital is the combination of the changes in the Company’s working capital and other balance sheet accounts in cash flows from operations (receivables, inventories, accounts payable and accrued expenses and other, net).

During the third quarter of fiscal 2007, the Company generated $212.5 million of cash and cash equivalents from its operating activities as compared with $2.3 million in the third quarter of fiscal 2006. These results are comprised of: (1) the cash flow generated from net income excluding non-cash and other reconciling items, which includes the add-back of depreciation and amortization, deferred income taxes, stock-based compensation, non-cash restructuring and other charges, and other non-cash items (primarily the provision for doubtful accounts) and (2) the cash flows (used for) generated from working capital, excluding cash and cash equivalents. The working capital inflow in the third quarter of fiscal 2007 consisted of a reduction in receivables ($311.8 million), decrease in inventories ($48.3 million), decrease in accounts payable ($264.4 million) and cash outflow for other items ($23.2 million). For TS, the settlement of payables, which were incurred during in its seasonally strong December quarter end, was mostly offset by cash collections on the December sales. At EM, inventory levels remained relatively flat and payables grew slightly more than receivables. Also during the current quarter, the Company paid $6.8 million associated with the restructuring, integration and other charges and exit-related costs accrued through purchase accounting. During the third quarter of prior year, the cash outflow was primarily the net result of payables settlement and slight inventory build up at TS and receivables growth at EM. In addition, the Company paid $26.3 million during the prior year quarter relating to restructuring, integration and payments of amounts accrued in purchase accounting associated with the Memec acquisition, and restructuring and other costs as a result of the sale of two TS business lines and other actions taken during fiscal 2006. See Results of Operations — Restructuring, Integration and Other Charges discussed elsewhere in this MD&A.

For the third quarter and first nine months of fiscal 2007, the Company’s cash flows associated with investing activities included capital expenditures related to system development costs, computer hardware and software expenditures as well as certain leasehold improvement costs. Also included in cash flows from investing activities is cash used for the acquisition of Access (see Note 3 in the accompanying consolidated financial statements) during the third quarter of fiscal 2007. For the first nine months of fiscal 2007, cash used for acquisitions included the Access acquisition and the acquisition of a small distributor business in Italy (see Note 3 in the accompanying consolidated financial statements). Other financing activities, net, in both the third quarter and first nine months of fiscal 2007 are primarily a result of cash from the exercise of stock options and the excess tax benefits associated with stock option exercises. Similarly, the prior year third quarter and first nine months includes cash flows associated with investing activities for capital expenditures related primarily to a new mainframe purchase and the ongoing development of one additional operating system to replace one of the systems that was disposed of as part of the restructuring charge in the first nine months of fiscal 2006. During the third quarter of fiscal 2006, the Company recorded a net cash outflow for acquisitions and divestitures consisting of a cash investment in the Calence, Inc. joint venture and cash proceeds from the divestiture of the end-user businesses. In addition to the third quarter activity, cash flows used for acquisitions in the first nine months of fiscal 2006 included the significant outflow of approximately $297.1 million associated with the Company’s acquisition of Memec and an additional earn-out payment associated with a small acquisition completed in fiscal 2005.

During the first nine months of fiscal 2007, the Company generated $423.6 million of cash and cash equivalents from its operating activities as compared to a cash usage of $158.7 million for the same period in prior year. In addition to the impact of trends in receivables, payables and inventory discussed above, the Company paid $17.3 million during the first nine months of fiscal 2007 for restructuring, integration and other charges and for exit-related activities recorded through purchase accounting. During the first nine months of fiscal 2006, the Company made an accelerated contribution to the Company’s pension plan of $58.6 million and used cash amounting to $78.5 million associated with the restructuring, integration and other charges as well as amounts paid on exit-related activities recorded through purchase accounting as a result of the Memec acquisition and integration.

As a result of the factors discussed above, the Company had a free cash outflow of $153.5 million and generated free cash flow of $40.1 million in the third quarter and first nine months of fiscal 2007, respectively, as compared with a utilization of $11.6 million and $478.0 million in the third quarter and first nine months of fiscal 2006, respectively. The Company also had a net cash inflow of $100.8 million and $20.3 million, respectively, in the third quarter and first nine months of fiscal 2007 for debt-related activities as compared with a net cash outflow of $7.7 million and an inflow of $40.0 million, respectively, in the third quarter and first nine months of fiscal 2006. During the first nine months of fiscal 2007, the Company redeemed the 9 3/4% Notes outstanding balance of $361.4 million using proceeds from the issuance of $300.0 million of 6.625% Notes in September 2006 and repaid

$143.7 million of the 8.00% Notes that matured in November 2006. In March 2007, the Company issued $300.0 million of 5.875% Notes due 2014 and used proceeds to repay certain amounts outstanding under its Credit Facility and accounts receivable securitization program that were used to fund the Access acquisition. At the end of the March quarter, there were $19.0 million in borrowings outstanding under the Credit Facility and no drawings under the accounts receivable securitization program (see Financing Transactions for further discussion). As part of the Company’s financing activities in the first nine months of fiscal 2006, the Company repurchased $256.2 million of its 8.00% Notes (see Financing Transactions), using proceeds from the issuance of the 6% Notes and also had additional borrowings against bank credit facilities, particularly in Asia.

The results discussed above combined to yield a cash usage of $52.7 million and cash inflow of $60.4 million, respectively, in the third quarter and first nine months of fiscal 2007 as compared with a net usage of cash of $19.3 million and $438.0 million, respectively, in the third quarter and first nine months of fiscal 2006.

Capital Structure and Contractual Obligations

The following table summarizes the Company’s capital structure as of the end of the third quarter of fiscal 2007 with a comparison to fiscal 2006 year-end:

	March 31,	% of Total	July 1,	% of Total
	2007	Capitalization	2006	Capitalization
		(Dollars in thousands)

Short-term debt	$91,157	2.0%	$316,016	7.8%
Long-term debt	1,175,895	26.2	918,810	22.6

Total debt	1,267,052	28.2	1,234,826	30.4
Shareholders’ equity	3,229,858	71.8	2,831,183	69.6

Total capitalization	$4,496,910	100.0	$4,066,009	100.0

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

Financing Transactions

The Company has an unsecured $500.0 million credit facility with a syndicate of banks (the “Credit Facility”), expiring in October 2010. The Company may select from various interest rate options, currencies and maturities under the Credit Facility. The Credit Facility contains certain covenants, all of which the Company was in compliance with as of March 31, 2007. At March 31, 2007, there were $19.0 million of borrowings outstanding under the Credit Facility included in “long-term debt” in the consolidated financial statements and $21.2 million of letters of credit issued under the Credit Facility, which represents a utilization of the Credit Facility capacity but are not recorded in the consolidated balance sheet as the letters of credit are not debt. As of July 1, 2006, there was $6.0 million drawn under the Credit Facility included in “long-term debt” in the consolidated financial statements and $22.9 million in letters of credit issued under the Credit Facility.

The Company has an accounts receivable securitization program (the “Program”) with a group of financial institutions that allows the Company to sell, on a revolving basis, an undivided interest of up to $450.0 million in eligible receivables while retaining a subordinated interest in a portion of the receivables. The Program does not qualify for sale accounting. The Program has a one year term that expires in August 2007. There were no borrowings outstanding under the Program at March 31, 2007.

In March 2007, the Company issued $300.0 million of 5.875% Notes due March 15, 2014. The proceeds of $297.1 million from the offering, net of discount and underwriting fees, were used to repay amounts outstanding under the Company’s Credit Facility and the Program. The borrowings under the Credit Facility and the Program were used to fund the Access acquisition.

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

Covenants and Conditions

The Securitization Program discussed previously requires the Company to maintain certain minimum interest coverage and leverage ratios as defined in the Credit Facility (see discussion below) in order to continue utilizing the Program. The Program agreement also contains certain covenants relating to the quality of the receivables sold. If these conditions are not met, the Company may not be able to borrow any additional funds and the financial institutions may consider this an amortization event, as defined in the Program agreement, which would permit the financial institutions to liquidate the accounts receivable sold to cover any outstanding borrowings. Circumstances that could affect the Company’s ability to meet the required covenants and conditions under the Program agreement include the Company’s ongoing profitability and various other economic, market and industry factors. Management does not believe that the covenants under the Program limit the Company’s ability to pursue its intended business strategy or future financing needs. The Company was in compliance with all covenants of the Program agreement at March 31, 2007.

The Credit Facility discussed in Financing Transactions contain certain covenants with various limitations on debt incurrence, dividends, investments and capital expenditures and also includes financial covenants requiring the Company to maintain minimum interest coverage and leverage ratios, as defined. Management does not believe that the covenants in the Credit Facility limit the Company’s ability to pursue its intended business strategy or future financing needs. The Company was in compliance with all covenants of the Credit Facility as of March 31, 2007.

See Liquidity for further discussion of the Company’s availability under these various facilities.

Liquidity

The Company had total borrowing capacity of $950.0 million at March 31, 2007 under the Credit Facility and the Program, against which $21.2 million in letters of credit were issued under the Credit Facility and $19.0 million in borrowings were outstanding under the Credit Facility, which resulted in $909.8 million of net availability at the end of the third quarter. The Company also had an additional $337.1 million of cash and cash equivalents at March 31, 2007. During the third quarter of fiscal 2007, the Company utilized $410.4 million of debt plus cash on hand to fund the Access acquisition (including the estimated amount due to the sellers and transaction costs, the gross purchase price was $437.0 million. See Note 3 to the accompanying consolidated financial statements). The Company has no other significant financial commitments outside of normal debt and lease maturities discussed in Capital Structure and Contractual Obligations. Management believes that Avnet’s borrowing capacity, its current cash availability and the Company’s expected ability to generate operating cash flows are sufficient to meet its projected financing needs. Generally, the Company is more likely to utilize operating cash flows for working capital requirements in a growing electronic component and computer products industry. However, additional cash requirements for working capital are generally expected to be offset by the operating cash flows generated by the Company’s enhanced profitability resulting from the Company’s cost reductions achieved in recent years. During the second quarter of fiscal 2007, the Company repaid the remaining $143.7 million of the 8.00% Notes that matured in November 15, 2006 and redeemed all of its outstanding 9 3/4% Notes, as previously discussed. During March 2007, the Company issued $300.0 million principal amount of 5.875% Notes dues 2014 and used the proceeds to repay amounts outstanding under the Credit Facility and accounting receivables securitization program. The 5.875% Notes are the next significant public debt maturity due to mature in 2014. In addition, the holders of the 2% Convertible Senior Debentures due 2034 may require the Company to redeem the Debentures for cash in March 2009 if the share price of the Company’s stock is below $45.68 (see Financing Transactions for further discussion).

The following table highlights the Company’s liquidity and related ratios as of the end of the third quarter of fiscal 2007 with a comparison to the fiscal 2006 year-end:

COMPARATIVE ANALYSIS — LIQUIDITY

	March 31,	July 1,	Percentage
	2007	2006	Change
	(Dollars in millions)

Current Assets	$5,076.5	$4,467.5	13.6%
Quick Assets	3,255.6	2,753.8	18.2
Current Liabilities	2,505.4	2,438.3	2.8
Working Capital	2,571.1	2,029.2	26.7
Total Debt	1,267.1	1,234.8	2.6
Total Capital (total debt plus total shareholders’ equity)	4,496.9	4,066.0	10.6
Quick Ratio	1.3:1	1.1:1
Working Capital Ratio	2.0:1	1.8:1
Debt to Total Capital	28.2%	30.4%

The Company’s quick assets (consisting of cash and cash equivalents and receivables) increased 18.2% from July 1, 2006 to March 31, 2007 primarily as a result of the Access acquisition. Quick and current assets were also impacted by the increase in cash and cash equivalents since fiscal 2006. Current liabilities grew 2.8% due to the Access acquisition offset by the reduction in outstanding bank credit facilities, primarily in Asia, and the repayment of the 8.00% Notes that matured in November 2006. As a result of the factors noted above, total working capital increased by approximately 26.7% during the first nine months of fiscal 2007. Total debt increased 2.6% due to the net result of refinancing activities during the first nine months of fiscal 2007. Specifically, the Company issued $300.0 million of 6.625% Notes in September 2006, the proceeds of which were used to fund the redemption of the 9 3/4% Notes outstanding balance of $361.4 million. The Company also repaid $143.7 million of the 8.00% Notes that matured in November 2006. In March 2007, the Company issued $300.0 million in 5.875% Notes due 2014 and used the proceeds to repay amounts outstanding under the Credit Facility and accounts receivable securitization program, the borrowings from which were used to acquire Access. In addition, at the end of the current quarter, $19.0 million in borrowings were outstanding under the Credit Facility. Total capital grew primarily due to net income for the first nine months of $268.4 million, the increase in common shares outstanding, and the increase in outstanding debt. Finally, the debt to capital ratio decreased to 28.2% at March 31, 2007 from 30.4% at July 1, 2006 primary due to the net result of the refinancing activities discussed previously.

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

In March 2006, the FASB issued Emerging Issues Task Force 06-03, How Taxes Collected from Customers and Remitted to Governmental Authorities Should Be Presented in the Income Statement (That is, Gross versus Net Presentation) (“EITF 06-03”), which clarifies how a company discloses its recording of taxes collected that are imposed on revenue producing activities. EITF 06-03 is effective for the first interim reporting period beginning after December 15, 2006. As the Company presents such taxes on a net basis, the adoption of EITF 06-03 did not have a material effect on the Company’s consolidated financial statements.

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

See Liquidity and Capital Resources — Financing Transactions appearing in Item 2 of this Report for further discussion of the Company’s financing facilities and capital structure. As of March 31, 2007, 92% of the Company’s debt bears interest at a fixed rate and 8% of the Company’s debt bears interest at variable rates. Therefore, a hypothetical 1.0% (100 basis point) increase in interest rates would result in a $0.3 million impact on income before income taxes in the Company’s consolidated statement of operations for the quarter ended March 31, 2007.

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

During the third quarter of fiscal 2007, there have been no changes to the Company’s internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

The discussion of Avnet’s business and operations should be read together with the risk factors contained in Item 1A of its 2006 Annual Report on Form 10-K, filed with the Securities and Exchange Commission, which describe various risks and uncertainties to which the Company is or may become subject. These risks and uncertainties have the potential to affect Avnet’s business, financial condition, results of operations, cash flows, strategies or prospects in a material and adverse manner. As of March 31, 2007, there have been no material changes to the risk factors set forth in the Company’s 2006 Annual Report on Form 10-K.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

The following table includes the Company’s monthly purchases of common stock during the third quarter ended March 31, 2007:

				Maximum Number
			Total Number of	(or Approximate Dollar
			Shares Purchased as	Value) of Shares
			Part of Publicly	That May Yet Be
	Total Number of	Average Price Paid	Announced Plans or	Purchased Under the
Period	Shares Purchased	per Share	Programs	Plans or Programs

January	8,000	$27.59	—	—
February	6,000	$33.35	—	—
March	6,000	$35.13	—	—

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
Raymond Sadowski
Senior Vice President and
Chief Financial Officer

Date: May 9, 2007

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