Form 10-K
period 2007-06-30
AVNET INC
filed 2007-08-29
CIK 8858

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-K

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended June 30, 2007
or
☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from to

Commission file number 1-4224
Avnet, Inc.
(Exact name of registrant as specified in its charter)

New York	11-1890605
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)
2211 South 47th Street,	85034
Phoenix, Arizona	(Zip Code)
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

The aggregate market value (approximate) of the registrant’s common equity held by non-affiliates based on the closing price of a share of the registrant’s common stock for New York Stock Exchange composite transactions on December 30, 2006 (the last business day of the registrant’s most recently completed second fiscal quarter) — $3,754,446,293

The number of shares of the registrant’s Common Stock (net of treasury shares) outstanding at July 27, 2007 — 149,874,689

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the registrant’s definitive proxy statement (to be filed pursuant to Reg. 14A) relating to the Annual Meeting of Shareholders anticipated to be held on November 8, 2007 are incorporated herein by reference in Part III of this Report.

PART I

Item 1.	Business

Avnet, Inc., incorporated in New York in 1955, together with its consolidated subsidiaries (the “Company” or “Avnet”), is one of the world’s largest industrial distributors, based on sales, of electronic components, enterprise computer and storage products and embedded subsystems. With sales of $15.68 billion in fiscal 2007, Avnet creates a vital link in the technology supply chain that connects over 300 of the world’s leading electronic component and computer product manufacturers and software developers as a value-added source for multiple products for a global customer base of over 100,000 original equipment manufacturers (“OEMs”), electronic manufacturing services (“EMS”) providers, original design manufacturers (“ODMs”), and value-added resellers (“VARs”). Avnet distributes electronic components, computer products and software as received from its suppliers or with assembly or other value added by Avnet. Additionally, Avnet provides engineering design, materials management and logistics services, system integration and configuration, and supply chain advisory services.

Organizational Structure

Avnet has two primary operating groups — Electronics Marketing (“EM”) and Technology Solutions (“TS”). Both operating groups have operations in each of the three major economic regions of the world: the Americas; Europe, the Middle East and Africa (“EMEA”); and Asia/Pacific, consisting of Asia, Australia and New Zealand (“Asia”). Each operating group has its own management team that is led by a group president and includes regional presidents and senior executives within the operating group that manage the various functions within the businesses. Each operating group also has distinct financial reporting that is evaluated at the corporate level and on which operating decisions and strategic planning for the Company as a whole are made. Divisions exist within each operating group that serve primarily as sales and marketing units to further streamline the sales and marketing efforts within each operating group and to enhance each operating group’s ability to work with its customers and suppliers, generally along more specific product lines or based upon geography. However, each division relies heavily on the support services that are provided centrally within each operating group and centralized support at the corporate level.

Avnet’s operating groups and their sales are as follows:

	Fiscal 2007	Percentage
Region	Sales	of Sales
	(Millions)

EM Americas	$3,722.7	23.7%
EM EMEA	3,306.3	21.1
EM Asia	2,650.8	16.9

Total EM	9,679.8	61.7

TS Americas	4,103.5	26.2
TS EMEA	1,579.4	10.1
TS Asia	318.4	2.0

Total TS	6,001.3	38.3

Total Avnet	$15,681.1	100.0%

A description of each operating group and their businesses is presented below. Further financial information by operating group and geography is provided in Note 16 to the consolidated financial statements appearing in Item 15 of this Report.

Electronics Marketing

EM markets and sells semiconductors and interconnect, passive and electromechanical devices (“IP&E”) on behalf of over 300 of the world’s leading electronic component manufacturers. EM markets and sells its products and services to a diverse customer base spread across end-markets including automotive, communications, computer hardware and peripheral, industrial and manufacturing, medical equipment, military and aerospace. EM also offers an array of value-added services that help customers evaluate, design-in and procure electronic components throughout the lifecycle of their technology products and systems. By working with EM from the design phase through new product introduction and through the product lifecycle, customers and suppliers can accelerate their time to market and realize cost efficiencies in both the design and manufacturing process.

EM Design Chain Services offers engineers a host of design chain services in support of the sales process. With access to a suite of design tools and engineering services from any point in the design cycle, customers can get product specifications along with evaluation kits and reference designs that enable a broad range of applications from concept through detailed design including new product introduction. EM also offers engineering and technical resources deployed globally to support product design, bill of materials development, design services and technical education and training. By utilizing EM’s design chain services, customers can optimize their component selection and improve their time to market.

EM Supply Chain Services provides end-to-end supply chain services to OEMs, EMS providers and electronic component manufacturers, enabling them to optimize supply chains on a local, regional or global basis. By combining internal competencies in global warehousing and logistics, finance, information technology, and asset management with its global footprint and extensive partner relationships, Avnet’s supply chain services develop a deeper level of engagement with the customers by allowing them to continuously manage their supply chains to meet the demands of a competitive environment globally without a commensurate investment in physical assets. With proprietary planning tools and a variety of inventory management solutions, EM can provide unique solutions that meet a customer’s just-in-time requirements in a variety of scenarios including lean manufacturing, demand flow and outsourcing.

Suppliers of components to EM include:

• Analog Devices	• ON Semiconductor
• Freescale Semiconductor	• NXP
• Infineon Technologies	• ST Microelectronics
• Intel	• Texas Instruments
• National Semiconductor	• Xilinx

EM sells to multinational, regional and local OEMs and contract manufacturers including:

• Alcatel-Lucent	• Hon Hai Precision (FOXCONN)
• Benchmark	• Jabil
• Celestica	• Plexus
• Compal Electronics	• Raytheon
• Flextronics	• Sanmina-SCI
• General Electric	• Siemens
• Harris	• Solectron

Each of EM’s regional operating groups has sales and marketing divisions that generally focus on a specific customer segment, particular product lines or on a specific geography. EM Americas addresses the needs of its customers and suppliers through focused channels to service small- to medium-sized customers, global customers, defense and aerospace customers, emerging customers and contract manufacturers. In EMEA, divisions which are organized by semiconductors, IP&E products and supply chain services address customers on both a pan-European and regional basis. EM EMEA does business in over 40 European countries, and over 10 countries in the Middle East and Africa. EM Asia goes to market in China with two focused sales and marketing divisions; it also has separate divisions focused on South Asia, Taiwan and Japan. Collectively, the divisions offer one of the industry’s broadest line cards and convenient one-stop shopping with an emphasis on responsiveness, engineering support, on-time delivery and quality. Certain specialty services are made available to the individual divisions through common support service units.

Technology Solutions

TS markets and sells mid- to high-end servers, data storage, software, and the services required to implement these products and solutions to the VAR channel. TS also focuses on the worldwide OEM market for computing technology, system integrators and non-PC OEMs that require embedded systems and solutions including engineering, product prototyping, integration and other value-added services.

TS is a leading partner for system vendors such as IBM, Hewlett-Packard and Sun Microsystems. Other key suppliers TS serves include:

• Advanced Micro Devices	• Kingston
• EMC	• Network Appliance
• Eizo Nanoa	• Oracle
• Hitachi	• Symantec

TS markets and sells its products and services to the VAR channel and embedded computing customers, which include:

• Applied Computer Solutions	• Innovativ Systems Design
• Avaya	• Insight Direct
• Avid Technologies	• Key Information Systems
• Continental Resources	• Logicalis
• FusionStorm	• Sirius Computer Systems
• General Electric	• Venture SystemSource
• World Wide Technology

As a global technology sales and marketing organization, TS has dedicated sales and marketing divisions focused on specific customer segments including OEMs, independent software vendors, system builders, system integrators, and VARs. The TS select line card strategy enables an exceptional level of attention to the needs of its suppliers.

TS divisions fall within three primary product solutions groups:

Enterprise Solutions

With VARs as their customers, these businesses focus on the value-added distribution of enterprise computing systems, software, storage, services and complex solutions from the world’s foremost technology manufacturers, including IBM, Hewlett-Packard, Sun Microsystems, EMC, Network Appliance and other key suppliers. These businesses also provide complementary logistics, financial, marketing, sales and technical services, including engineering support, systems integration and configuration. Geographic markets: Australia, Austria, Belgium, Canada, Czech Republic, France, Germany, Hungary, Italy, Malaysia, Mexico, Netherlands, Poland, Portugal, Romania, Singapore, Slovakia, Spain, Switzerland, UK, US.

Embedded Solutions

These businesses provide technical design, integration and assembly to developers of application-specific computing solutions in the non-PC market, including OEMs targeting the medical, telecommunications, industrial and digital editing arenas. They also provide the latest microprocessor, motherboard and DRAM module technologies to manufacturers of general-purpose computers and system builders. Geographic markets: Americas, EMEA, Asia.

Avnet Visual and Data Solutions

Specializing in audio, video and display products, network products and storage solutions as well as wireless switch and wireless stand-alone solutions, these businesses target primarily VARs and system integrators. Geographic markets: EMEA.

Foreign Operations

As noted in the operating group discussions, Avnet has significant operations in all three major economic regions of the world: the Americas, EMEA, and Asia/Pacific. The percentage of Avnet’s consolidated sales by region is presented in the following table:

	Percentage of Sales for Fiscal Year
Region	2007	2006	2005

Americas	50%	51%	52%
EMEA	31	31	33
Asia	19	18	15

	100%	100%	100%

Historically, Avnet’s operations in the Americas region (primarily the United States) have contributed the largest percentage of consolidated sales. The Asia region has experienced more continuous rapid growth in recent years which is indicative of a worldwide industry trend and is a result of Avnet’s continued investment into this rapidly growing region, particularly in the Peoples’ Republic of China. Management expects the Asia region to continue to grow, both in volume of business and as a percentage of the Company’s global business in the future, although the rate of growth may not remain at the same robust percentages exhibited in the past three to four years. Avnet’s foreign operations are subject to a variety of risks. These risks are discussed further under Risk Factors in Item 1A and under Quantitative and Qualitative Disclosures About Market Risk in Item 7A of this Report. Additionally, the specific translation impacts of foreign currency fluctuations, most notably the Euro, on the Company’s consolidated financial statements are further discussed in Management’s Discussion and Analysis of Financial Condition and Results of Operations in Item 7 of this Report.

Acquisitions

On December 31, 2006, the Company completed the acquisition of Access Distribution (“Access”), a leading value-added distributor of complex computing solutions, which recorded sales of $1.90 billion in calendar year 2006. As of the end of fiscal 2007, the Access business has been fully integrated into the TS Americas and EMEA operations. Management estimates that it achieved more than $15 million of annualized operating expense synergies as of the end of fiscal 2007; the benefit of which will largely impact fiscal 2008. The preliminary purchase price of $437.6 million, which is subject to adjustment based upon the audited closing net book value, was funded primarily with debt, plus cash on hand. In addition, during fiscal 2007, the Company acquired Azure Technology, an IT solutions provider in Asia that specializes in systems infrastructure and application solutions services. The acquired business operates in Singapore and Malaysia and is focused on the distribution of IBM systems and solutions with annual revenues of approximately $90 million. See Note 2 in the notes to consolidated financial statements in Item 15 of this Form 10-K for further discussion of the Access and other acquisitions.

Subsequent to June 30, 2007, the Company announced a definitive agreement to acquire the European Enterprise Infrastructure division of value-added distributor Magirus Group. The division to be acquired is a distributor of servers, storage systems, software and services of IBM and Hewlett-Packard to resellers in seven European countries and Dubai and has annual revenues of approximately $500 million. The acquisition is expected to close in October 2007, subject to regulatory approval, and is anticipated to be integrated into TS by the end of fiscal 2008. Also, subsequent to June 30, 2007, the Company acquired Flint Distribution, Ltd. a UK-based interconnect, passive and electromechanical distributor with annual revenues of approximately $40 million which will be integrated into EM.

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

Major Products

One of Avnet’s competitive strengths is the breadth and quality of the suppliers whose products it distributes. During fiscal 2007, IBM products accounted for approximately 14% of the Company’s consolidated sales, and was the only supplier from which sales exceeded 10% of sales. Listed in the table below are the major product categories and the Company’s approximate sales of each during the past three fiscal years:

	Years Ended
	June 30,	July 1,	July 2,
	2007	2006	2005
		(Millions)

Semiconductors	$9,176.4	$8,896.3	$6,082.2
Computer products	5,337.8	4,236.6	4,003.8
Connectors	571.3	547.9	481.7
Passives, electromechanical and other	595.6	572.8	499.1

	$15,681.1	$14,253.6	$11,066.8

As of June 30, 2007, the Company had more than 300 locations worldwide, as well as a limited number of instances where Avnet-owned product is stored in customer facilities. Many of these locations contain sales, warehousing and administrative functions for multiple sales and marketing units. Avnet sells to customers in over 70 countries.

Competition & Markets

Avnet is one of the world’s largest industrial distributors, based on sales, of electronic components and computer products.

The electronic component and computer products industry continues to be extremely competitive and is subject to rapid technological advances. The Company’s major competitors include Arrow Electronics, Inc., Future Electronics and World Peace Group. There are also certain smaller, specialized competitors who focus upon one market or product or a particular sector. As a result of these factors, Avnet must remain competitive in its pricing of goods and services.

Another key competitive factor in the electronic component and computer product distribution industry as a whole is the need to carry a sufficient amount of inventory to meet rapid delivery requirements of customers. However, to minimize its exposure related to valuation of inventory on hand, the majority of the Company’s products are purchased pursuant to non-exclusive distributor agreements, which typically provide certain protections to the Company for product obsolescence and price erosion in the form of rights of return and price protection. Furthermore, these agreements are generally cancelable upon 30 to 180 days’ notice and, in most cases, provide for inventory return privileges upon cancellation. In addition, the Company enhances its competitive position by offering a variety of value-added services which entail the performance of services and/or processes tailored to individual customer specifications and business needs such as point of use replenishment, testing, assembly, supply chain management and materials management.

A key strength of the Company is the breadth and quality of the suppliers whose products it distributes. Because of the number of Avnet’s suppliers, many customers can make all of their required purchases with Avnet, rather than purchasing from several different vendors.

Seasonality

Historically, Avnet’s business has not been materially impacted by seasonality, with the exception of a relatively minor impact on consolidated results from the growth in revenues in the Technology Solutions business during the December quarter. This may be impacted by the recently completed Access acquisition, which has a particularly strong June quarter coinciding with its largest supplier’s fiscal year end.

Number of Employees

At June 30, 2007, Avnet had approximately 11,700 employees.

Avnet Website

In addition to the information about Avnet contained in this Report, extensive information about the Company can be found through our website located at www.avnet.com, including information about our management team, products and services and our corporate governance practices.

The corporate governance information on our website includes the Company’s Corporate Governance Guidelines, the Code of Conduct and the charters for each of the committees of our Board of Directors. In addition, amendments to the Code of Conduct, committee charters and waivers granted to our directors and executive officers under the Code of Conduct, if any, will be posted in this area of our website. These documents can be accessed at www.avnet.com under the “Investor Relations — Governance” caption. Printed versions of our Corporate Governance Guidelines, our Code of Conduct and the charters of our Board committees can be obtained, free of charge, by writing to the Company at: Avnet, Inc., 2211 South 47th Street, Phoenix, AZ 85034; Attn: Corporate Secretary.

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

Factors that may cause actual results to differ materially from those contained in the forward-looking statements include the following:

An industry down-cycle in semiconductors could significantly affect the Company’s operating results as a large portion of our revenues comes from sales of semiconductors, which has been a highly cyclical industry.

The semiconductor industry historically has experienced periodic fluctuations in product supply and demand, often associated with changes in technology and manufacturing capacity, and is generally considered to be highly cyclical. During each of the last three fiscal years, sales of semiconductors represented over 50% of the Company’s consolidated sales, and the Company’s revenues, particularly those of EM, closely follow the strength or weakness of the semiconductor market. While the semiconductor industry has strengthened recently as compared with the downturn experienced in 2001 and 2002 and industry cycles appear less volatile, it is uncertain whether this trend will continue. Future downturns in the technology industry, particularly in the semiconductor sector, could negatively affect the Company’s operating results and negatively impact the Company’s ability to maintain its current profitability levels.

Failure to maintain its relationships with key suppliers could adversely affect the Company’s sales.

One of the Company’s competitive strengths is the breadth and quality of the suppliers whose products the Company distributes. However, sales of products and services from one of the Company’s suppliers, IBM, accounted for approximately 14% of the Company’s consolidated sales in fiscal year 2007. Management expects IBM products and services to continue to account for over 10% of the Company’s consolidated sales in fiscal year 2008. The Company’s contracts with its suppliers, including those with IBM, vary in duration and are generally terminable by either party at will upon notice. To the extent IBM or a group of other primary suppliers is not willing to do business with the Company in the future, the Company’s business and relationships with its customers could be materially, adversely affected because its customers depend on the Company’s distribution of electronic components and computer products from the industry’s leading suppliers. In addition, to the extent that any of the Company’s key suppliers modifies the terms of their contracts including, without limitation, the terms regarding price protection, rights of return, rebates or other terms that protect the Company’s gross margins, it could materially, adversely affect the Company’s results of operations, financial condition or liquidity.

The Company may not have adequate or cost-effective liquidity or capital resources.

The Company’s ability to satisfy its cash needs depends on its ability to generate cash from operations and to access the financial markets, both of which are subject to general economic, financial, competitive, legislative, regulatory and other factors that are beyond the Company’s control.

The Company may need to satisfy its cash needs through external financing. However, external financing may not be available on acceptable terms or at all. As of June 30, 2007, Avnet had total debt outstanding of $1.21 billion under various notes and committed and uncommitted lines of credit with financial institutions. The Company needs cash to make interest payments on, and to refinance, this indebtedness and for general corporate purposes, such as funding its ongoing working capital and capital expenditure needs. Under the terms of any external financing, the Company may incur higher than expected financing expenses and become subject to additional restrictions and covenants. Any material increase in the Company’s financing costs could have a material adverse effect on its profitability.

Under some of its various credit facilities, the Company is required to maintain certain specified financial ratios and meet certain tests. If the Company fails to meet these financial ratios and tests, it may be unable to continue to utilize these facilities. If the Company could not continue to utilize these facilities, it may not have sufficient cash available to make interest payments on and refinance indebtedness and for general corporate needs. Furthermore, disclosure of any such non-compliance may contribute to increased volatility of the Company’s share price and thereby exposing the Company to potential securities litigation.

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

The electronic components and computer products industries are subject to rapid technological change, new and enhanced products and evolving industry standards, which can contribute to a decline in value or obsolescence of inventory. During an industry and/or economic downturn, it is possible that prices will decline due to an oversupply of products and, as a result of the price declines, there may be greater risk of declines in inventory value. Although it is the policy of many of the Company’s suppliers to offer distributors like Avnet certain protections from the loss in value of inventory (such as price protection, limited rights of return and rebates), the Company cannot be assured that such return policies and rebates will fully compensate us for the loss in value, or that the vendors will choose to, or be able to, honor such agreements, some of which are not documented and therefore subject to the discretion of the vendor. In addition, the Company’s sales are typically made pursuant to individual purchase orders, and the Company generally does not have long-term supply arrangements with its customers. Generally, the Company’s customers may cancel orders 30 days prior to shipment with minimal penalties. The Company cannot be assured that unforeseen new product developments, declines in the value of the Company’s inventory or unforeseen order cancellations by its customers will not materially, adversely affect the Company’s business, results of operations, financial condition or liquidity, or that the Company will successfully manage its existing and future inventories.

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

The Company’s non-U.S. locations represent a significant and growing portion of its revenue, and consequently, the Company is increasingly exposed to risks associated with operating internationally.

During fiscal year 2007, 2006 and 2005, approximately 50%, 49% and 48%, respectively, of the Company’s sales came from its operations outside the United States. Most notable in this growth of non-U.S. sales is the increasing volume of sales activity in the Asia region, which accounted for approximately 19% of consolidated sales during fiscal year 2007. As a result of the Company’s foreign sales and locations, its operations are subject to a variety of risks that are specific to international operations, including, but not limited to, the following:

•	potential restrictions on the Company’s ability to repatriate funds from its foreign subsidiaries;

•	foreign currency fluctuations and the impact on the Company’s reported results of operations of the translation of the foreign currencies to U.S. dollars;

•	import and export duties and value-added taxes;

•	import and export regulation changes;

•	changing foreign tax laws and regulations;

•	political instability, terrorism and potential military conflicts;

•	inflexible employee contracts in the event of business downturns; and

•	the burden and cost of compliance with foreign laws.

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

If the Company fails to maintain effective internal controls, it may not be able to report its financial results accurately or timely or detect fraud, which could have a material adverse effect on the Company’s business or stock price.

Effective internal controls are necessary for the Company to provide reasonable assurance with respect to its financial reports and to effectively prevent fraud. If the Company cannot provide reasonable assurance with respect to its financial reports and effectively prevent fraud, its brand and operating results could be harmed. Pursuant to the Sarbanes-Oxley Act of 2002, the Company is required to furnish a report by management on internal control over financial reporting, including management’s assessment of the effectiveness of such control. Internal control over financial reporting may not prevent or detect misstatements because of its inherent limitations, including the possibility of human error, the circumvention or overriding of controls, or fraud. Therefore, even effective internal controls cannot provide absolute assurance with respect to the preparation and fair presentation of financial statements. In addition, projections of any evaluation of effectiveness of internal control over financial reporting to future periods are subject to the risk that the control may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate. If the Company fails to maintain the adequacy of its internal controls, including any failure to implement required new or improved controls, or if the Company experiences difficulties in their implementation, the Company’s business and operating results could be harmed, and the Company could fail to meet its reporting obligations, which could have a material adverse effect on its business and the share price.

If the Company’s internal information systems fail to function properly, its business operations could suffer.

The Company’s expanding operations put increasing reliance on the Company’s internal information systems in producing timely, accurate and reliable reports on financial and operational results. Currently, the Company’s global operations are tracked with multiple internal information systems. The Company recently implemented a new financial system for its North America operations. There is no guarantee that the Company will be successful at all times or that there will not be integration difficulties that will adversely affect the Company’s operations or the accurate recording and reporting of financial data. In addition, these systems are subject to computer hacking or other general system failure. Maintaining and operating these systems requires continuous investments. Failure of any of these internal information systems or material difficulties in upgrading these information systems could have material adverse effects on the Company’s business and its compliance with securities laws.

Item 1B.	Unresolved Staff Comments

Not applicable.

Item 2.	Properties

At June 30, 2007, the Company owned and leased approximately 839,000 and 3,918,000 square feet of space, respectively, of which approximately 44% is located in the United States. The following table summarizes certain of the Company’s key facilities as of June 30, 2007. In addition, the Company has numerous facilities that were added as a result of acquisitions, including Access warehouse facilities, certain of which are expected to be exited within the next twelve months.

		Leased or
Location	Sq. Footage	Owned	Primary Use

Phoenix, Arizona	176,000	Leased	Corporate and EM headquarters
Tempe, Arizona	132,000	Leased	TS headquarters
Chandler, Arizona	395,000	Owned	EM warehousing and value-added operations
Phoenix, Arizona	122,000	Leased	TS warehousing, integration and value-added operations
Grapevine, Texas	181,000	Owned	EM warehousing and value-added operations
Poing, Germany	423,000	Leased	EM warehousing, value-added operations and offices
Tongeren, Belgium	244,000	Owned	EM and TS warehousing and value-added operations
Tsuen Wan, Hong Kong	181,000	Leased	EM warehousing and value-added operations

Item 3.	Legal Proceedings

As a result primarily of certain former manufacturing operations, Avnet may have liability under various federal, state and local environmental laws and regulations, including those governing pollution and exposure to, and the handling, storage and disposal of, hazardous substances. For example, under the Comprehensive Environmental Response, Compensation and Liability Act of 1980, as amended (“CERCLA”) and similar state laws, Avnet may be liable for the costs of cleaning up environmental contamination on or from its current or former properties, and at off-site locations where the Company disposed of wastes in the past. Such laws may impose joint and several liability. Typically, however, the costs for cleanup at such sites are allocated among potentially responsible parties (“PRPs”) based upon each party’s relative contribution to the contamination, and other factors.

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

Based on the information known to date, management believes that the Company has appropriately accrued in its consolidated financial statements for its share of the costs associated with these and other environmental clean up sites.

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

Market price per share

The Company’s common stock is listed on the New York Stock Exchange under the symbol AVT. Quarterly high and low sales prices (as reported for the New York Stock Exchange composite transactions) for the last two fiscal years were:

	2007		2006
Fiscal Quarters	High	Low	High	Low

1st	$20.29	$16.77	$26.61	$23.30
2nd	26.07	19.45	24.50	22.36
3rd	38.01	25.70	26.21	23.57
4th	43.62	36.39	27.10	19.21

The Company has not paid dividends since fiscal 2002 and does not currently contemplate any future dividend payments.

Record Holders

As of July 27, 2007, there were approximately 3,402 holders of record of Avnet’s common stock.

Equity Compensation Plan Information as of June 30, 2007
Number of Securities
	Number of Securities			Remaining Available for
	to be Issued Upon		Weighted-Average	Future Issuance Under Equity
	Exercise of		Exercise Price of	Compensation Plans
	Outstanding Options,		Outstanding Options,	(Excluding Securities
Plan Category	Warrants and Rights		Warrants and Rights	Reflected in Column (a))
	(a)		(b)	(c)

Equity compensation plans approved by security holders(1)	5,322,668	(2)	$19.53	4,954,500(3)

(1)	Options assumed through acquisitions accounted for as purchases are excluded from (2) below. The outstanding balance of acquired options was 43,936 (column (a)) with a related weighted average exercise price of $40.18 (column (b)).

(2)	Includes 3,868,922 of options outstanding and 982,795 stock incentive shares and 427,015 performance shares awarded but not yet delivered and excludes options assumed through acquisitions as noted in (1).

(3)	Does not include 358,963 shares available for future issuance under the Employee Stock Purchase Plan, which is a non-compensatory plan.

Stock Performance Graphs and Cumulative Total Returns

The two graphs below compare Avnet, Inc.’s cumulative 5-year and 4-year total shareholder return on common stock with the cumulative total returns of the S&P 500 index and a peer group. The Peer Group includes seven companies which are Agilysys Inc, Arrow Electronics Inc, Bell Microproducts Inc, Ingram Micro Inc, Jaco Electronics, Nu Horizons Electronics Corp. and Tech Data Corp. The graph tracks the performance of a $100 investment in our common stock, the peer group, and the index (with the reinvestment of all dividends) from June 28, 2002 to June 30, 2007 and June 27, 2003 to June 30, 2007, respectively.

COMPARISON OF 5 YEAR CUMULATIVE TOTAL RETURN*
Among Avnet, Inc., The S&P 500 Index And A Peer Group

* $100 invested on 6/28/02 in stock or index-including reinvestment of dividends.

Index calculated on month-end basis.

Copyright © 2007, Standard & Poor’s, a division of The McGraw-Hill Companies, Inc. All rights reserved. www.researchdatagroup.com/S&P.htm

The stock price performance included in this graph is not necessarily indicative of future stock price performance.

	6/28/02	6/27/03	7/2/04	7/2/05	7/1/06	6/30/07
Avnet, Inc.	100.00	56.34	95.04	103.27	91.04	180.26
S&P 500	100.00	100.25	119.41	126.96	137.92	166.32
Peer Group	100.00	74.71	107.64	115.09	129.75	150.45

COMPARISON OF 4 YEAR CUMULATIVE TOTAL RETURN*
Among Avnet, Inc., The S&P 500 Index And A Peer Group

* $100 invested on 6/27/03 in stock or on 6/30/03 in index-including reinvestment of dividends.

Index calculated on month-end basis.

Copyright © 2007, Standard & Poor’s, a division of The McGraw-Hill Companies, Inc. All rights reserved. www.researchdatagroup.com/S&P.htm

	6/27/03	7/2/04	7/2/05	7/1/06	6/30/07
Avnet, Inc.	100.00	168.68	183.29	161.58	319.94
S&P 500	100.00	119.11	126.64	137.57	165.90
Peer Group	100.00	144.08	154.04	173.66	201.38

Issuer Purchases of Equity Securities

The following table includes the Company’s monthly purchases of common stock during the fourth quarter ended June 30, 2007:

				Maximum Number (or
			Total Number of	Approximate Dollar
	Total		Shares Purchased as	Value) of Shares That
	Number of		Part of Publicly	May Yet be Purchased
	Shares	Average Price	Announced Plans or	Under the Plans or
Period	Purchased	Paid per Share	Programs	Programs

April	4,500	$38.15	—	—
May	6,000	$42.78	—	—
June	5,000	$42.02	—	—

The purchases of Avnet common stock noted above were made on the open market to obtain shares for purchase under the Company’s Employee Stock Purchase Plan. None of these purchases were made pursuant to a publicly announced repurchase plan and the Company does not currently have a stock repurchase plan in place.

Item 6.	Selected Financial Data

	Years Ended
	June 30,		July 1,		July 2,	July 3,		June 27,
	2007		2006		2005	2004		2003
	(Millions, except for per share and ratio data)

Income:
Sales	$15,681.1		$14,253.6		$11,066.8	$10,244.7		$9,048.4
Gross profit	2,048.6		1,839.0	(b)	1,459.0	1,364.9		1,215.0
Operating income	678.3	(a)	433.1	(b)	321.3	202.2	(c)	12.7	(d)
Income tax provision (benefit)	193.5	(a)	111.6	(b)	71.5	25.5	(c)	(33.3	)(d)
Earnings (loss)	393.1	(a)	204.5	(b)	168.2	72.9	(c)	(46.1	)(d)
Financial Position:
Working capital	2,711.8		2,029.1		2,065.4	1,839.0		1,820.0
Total assets	7,355.1		6,215.7		5,098.2	4,863.7		4,500.0
Long-term debt	1,156.0		918.8		1,183.2	1,196.2		1,278.4
Shareholders’ equity	3,400.6		2,831.2		2,097.0	1,953.4		1,832.5
Per Share:
Basic earnings (loss)	2.65	(a)	1.40	(b)	1.39	0.61	(c)	(0.39	)(d)
Diluted earnings (loss)	2.63	(a)	1.39	(b)	1.39	0.60	(c)	(0.39	)(d)
Book value	22.70		19.30		17.36	16.21		15.33
Ratios:
Operating income margin on sales	4.3	%(a)	3.0	%(b)	2.9%	2.0	%(c)	0.1	%(d)
Profit (loss) margin on sales	2.5	%(a)	1.4	%(b)	1.5%	0.7	%(c)	(0.5	)%(d)
Return on equity	12.69	%(a)	7.8	%(b)	8.1%	3.9	%(c)	(2.6	)%(d)
Return on capital	11.2	%(a)	7.6	%(b)	7.5%	5.1	%(c)	0.2	%(d)
Quick	1.3:1		1.1:1		1.5:1	1.3:1		1.4:1
Working capital	2.0:1		1.8:1		2.2:1	2.1:1		2.4:1
Total debt to capital	26.2%		30.4%		37.2%	41.0%		44.4%

(a)	Includes the impact of restructuring, integration and other items as a result of the integration of Access which was acquired at the beginning of the third quarter of fiscal 2007 and cost-reduction initiatives implemented during the second half of fiscal 2007 as part of the Company’s continued focus on operating efficiencies in all three regions. The restructuring and integration charges amounted to $19.9 million pre-tax, $12.9 million after tax and $0.08 per share on a diluted basis. In addition, the Company recorded a pre-tax benefit of $12.5 million in fiscal 2007 resulting from the favorable outcome of a contingent liability acquired in connection with an acquisition completed in a prior year. The impact of both the prior year acquisition-related benefit and the restructuring, integration and other items amounted to a charge of $7.4 million pre-tax, $5.3 million after tax and $0.03 per share on a diluted basis. Also during fiscal 2007, the Company incurred debt extinguishment costs amounting to $27.4 million pre-tax, $16.5 million after tax and $0.11 per share on a diluted basis related to the Company’s election to redeem all of its outstanding 9 3/4% Notes due February 15, 2008. The results for fiscal 2007 also included a gain on sale of business lines of $3.0 million pre-tax, $1.8 million after tax, and $0.01 per share on a diluted basis as a result of contingent purchase price proceeds received related to the fiscal 2006 sale of Technology Solutions’ single tier businesses in the Americas. The total impact of these items on the twelve months ended June 30, 2007 amounted to charges of $31.7 million pre-tax, $20.0 million after tax and $0.13 per share on a diluted basis.

(b)	Includes the impact of restructuring, integration and other items recorded during fiscal 2006, including inventory writedowns for terminated lines (recorded in cost of sales), resulting from the Company’s acquisition and integration of Memec into Avnet’s existing business and actions taken following the divestitures of two TS businesses in the Americas, certain cost-cutting initiatives in the TS EMEA region and other actions. These combined charges amounted to $69.9 million pre-tax (including $9.0 million recorded in cost of sales), $49.9 million after tax and $0.34 per share on a diluted basis. Fiscal 2006 results also include a loss on the sale of business lines consisting of a loss on the sale of two small, non-core EM businesses in the EMEA region recorded in the fourth quarter for which no tax benefit was available, partially offset by a gain on sale of the TS single tier businesses in the Americas recorded in the third quarter. The net loss on sale of businesses recorded in fiscal 2006 amounted to $2.6 million pre-tax, $7.1 million after tax and $0.05 per share on a diluted basis. In addition, the fiscal 2006 results include debt extinguishment costs associated with the early repurchase of $254.1 million of the Company’s 8% Notes due November 15, 2006 in the first quarter and the early repurchase of $113.6 million of the Company’s 9 3/4% Notes due February 15, 2008 in the fourth quarter. The debt extinguishment costs amounted to $22.6 million pre-tax, $13.6 million after tax and $0.09 per share on a diluted basis. In comparison with fiscal 2005, fiscal 2006 results include incremental stock-based compensation expense resulting from the Company’s adoption of the Financial Accounting Standards Board’s (“FASB”) Statement of Financial Accounting Standard (“SFAS”) 123R, Share-based Payments (“SFAS 123R”), and modifications to stock-based compensation plans in fiscal 2006. The incremental charges amounted to $16.6 million pre-tax, $10.6 million after tax, and $0.07 per share on a diluted basis. The Company also incurred incremental amortization expense associated with amortizable intangible assets recorded in fiscal 2006 as a result of the Memec acquisition which amounted to $4.2 million pre-tax, $2.7 million after tax and $0.02 per share on a diluted basis. The total impact of these charges recorded in fiscal 2006 amounted to $115.9 million pre-tax, $83.9 million after tax and $0.57 per share on a diluted basis.

(c)	Includes the impact of restructuring and other charges recorded in both the first and second quarters of fiscal 2004 in connection with cost cutting initiatives and the combination of the Computer Marketing (“CM”) and Applied Computing (“AC”) operating groups into one Technology Solutions operating group. These charges amounted to $55.6 million (all of which was included in operating expenses), $38.6 million after-tax and $0.32 per share on a diluted basis. Fiscal 2004 results also include the impact of debt extinguishment costs associated with the Company’s cash tender offer completed during the third quarter of fiscal 2004 for $273.4 million of the 7 7/8% Notes due February 15, 2005. These debt extinguishment costs amounted to $16.4 million pre-tax, $14.2 million after-tax and $0.12 per share on a diluted basis. The total impact of these charges recorded in fiscal 2004 amounted to $72.0 million pre-tax, $52.8 million after-tax and $0.44 per share on a diluted basis.

(d)	Includes the impact of restructuring and other charges related to certain cost cutting initiatives instituted during fiscal 2003, including severance costs, charges for consolidation of facilities and write-offs of certain capitalized IT-related initiatives. These charges totaled $106.8 million pre-tax (all of which was included in operating expenses), $65.7 million after-tax and $0.55 per share on a diluted basis. Fiscal 2003 results also include the impact of debt extinguishment costs associated with the Company’s cash tender offers and repurchases completed during the third quarter of fiscal 2003 for $159.0 million of its 6.45% Notes due August 15, 2003 and $220.1 million of its 8.20% Notes due October 17, 2003. These debt extinguishment costs amounted to $13.5 million pre-tax, $8.2 million after tax and $0.07 per share on a diluted basis. The total impact of the charges recorded in fiscal 2003 amounted to $120.3 million pre-tax, $73.9 million after-tax and $0.62 per share on a diluted basis.

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

For an understanding of Avnet and the significant factors that influenced the Company’s performance during the past three fiscal years, the following discussion should be read in conjunction with the description of the business appearing in Item 1 of this Report and the consolidated financial statements, including the related notes, and other information appearing in Item 15 of this Report. The Company operates on a “52/53-week” fiscal year. The fiscal years ended June 30, 2007, July 1, 2006 and July 2, 2005 all contained 52 weeks.

There are numerous references to the impact of foreign currency translation in the discussion of the Company’s results of operations that follow. Over the past several years, the exchange rates between the US Dollar and many foreign currencies, especially the Euro, have fluctuated significantly. For example, the US Dollar has weakened against the Euro by approximately 7% when comparing fiscal 2007 to fiscal 2006, but strengthened against the Euro by approximately 4% from fiscal 2006 to fiscal 2005. When the weaker US Dollar exchange rates of the current year are used to translate the results of operations of Avnet’s subsidiaries denominated in foreign currencies, the resulting impact is an increase, in US Dollars, of reported results. When the stronger US Dollar exchange rates are used to translate the results, the resulting impact is a decrease, in US Dollars, of reported results. In the discussion that follows, this is referred to as the “translation impact of changes in foreign currency exchange rates.” When this “translation impact of changes in foreign currency exchange rates” is excluded from the reported results on a pro forma basis, it is referred to as “constant dollars.” Results as reported in the financial statements which include this translation impact are referred to as “delivered dollars” or “reported dollars.”

In addition to disclosing financial results that are determined in accordance with US generally accepted accounting principles (“GAAP”), the Company also discloses certain non-GAAP financial information such as income or expense items as adjusted for the translation impact of changes in foreign currency exchange rates, as discussed above, or adjusted for the impact of acquisitions (by adjusting Avnet’s prior periods to include the sales of businesses acquired prior to the date of acquisition) and divestitures (by adjusting Avnet’s prior periods to exclude the sales of businesses divested). Management believes that providing this additional information is useful to the reader to better assess and understand operating performance, especially when comparing results with previous periods or forecasting performance for future periods, primarily because management typically monitors the business both including and excluding these adjustments to GAAP results. Management also uses these non-GAAP measures to establish operational goals and, in some cases, for measuring performance for compensation purposes. However, analysis of results and outlook on a non-GAAP basis should be used as a complement to, and in conjunction with, data presented in accordance with GAAP.

Results of Operations

Executive Summary

Several items impacted the financial results for Avnet as a whole when comparing fiscal 2007 results with fiscal 2006. The acquisitions of Access Distribution (“Access”) and Azure Technology (“Azure”) (both discussed further below), which occurred in the third and fourth quarter of fiscal 2007, respectively, positively impacts the comparison of results to prior period results of Avnet and TS as prior periods do not include the acquired business’ results before the date of acquisition. Also, in conjunction with the acquisition of Access and reflecting recent industry trends, the Company reviewed its method of recording revenue related to the sales of supplier service contracts and determined that such sales will now be classified on a net revenue basis rather than on a gross basis beginning the third quarter of fiscal 2007 (referred to as “the change to net revenue reporting” in this MD&A). Although this change reduces sales and cost of sales for the Technology Solutions operating group and on a consolidated basis, it has no impact on operating income, net income, cash flow or the balance sheet. The Company divested of several small non-core businesses during fiscal 2006 affecting both EM and TS which also negatively impacts fiscal 2007 sales comparisons with fiscal 2006 as the prior periods include the sales of the divested businesses. These items, when aggregated, have a net positive impact on fiscal 2007 sales comparisons to prior periods and are presented in tables under Sales.

As mentioned above, on December 31, 2006, Avnet completed the acquisition of Access Distribution, a leading value-added distributor of complex computing solutions which recorded sales of $1.90 billion in calendar year 2006. The purchase price of approximately $437.6 million, subject to adjustment based upon the audited closing net book value, was funded primarily with debt plus cash on hand. The integration of the Access business into the TS Americas and EMEA operations was complete as of the end of fiscal 2007 and, as a result, the Company estimates it achieved more than $15 million of annualized synergies; the benefit of which will largely impact fiscal 2008. In addition, during fourth quarter of fiscal 2007, the Company acquired Azure, an IT solutions provider in Asia that specializes in systems infrastructure and application solutions services with annualized sales of approximately $90 million.

Avnet’s consolidated sales for fiscal 2007 were a record $15.68 billion, up $1.43 billion or 10.0%, over fiscal 2006 of $14.25 billion, with approximately $340 million of the increase resulting from the translation impact of foreign currency exchange rates. The TS operating group was the driver of the year-over-year growth primarily as a result of the Access and Azure acquisitions, which contributed over $950 million in sales since they were acquired. TS sales were up 20.2% year over year and EM sales were up 4.5%. As presented in the tables under Sales, consolidated sales were impacted by the Access and Azure acquisitions, the businesses divested in fiscal 2006 and the change to net revenue reporting.

Avnet’s ongoing focus on the management of operating costs and returns on capital has resulted in its highest level of operating income, operating income margin and returns on capital since before the multi-year economic and industry downturn that began in 2001. On a consolidated basis, operating income grew 56.6% to a record $678.3 million as compared with fiscal 2006 operating income of $433.1 million. Operating profit margin also increased year over year to 4.3%, up 129 basis points from 3.0% in the prior fiscal year. Both operating groups contributed to the year-over-year increase in operating profit margin, with EM and TS reporting operating profit margins of 5.5% (an increase of 95 basis points) and 3.9% (an increase of 55 basis points), respectively, for fiscal 2007. For EM, the fourth quarter of fiscal 2007 marks the sixth quarter in a row that operating income margin is over 5.0%. For TS, the fourth quarter of fiscal 2007 marks the sixteenth consecutive quarter of year-over-year improvement in both operating income dollars and margin. The consolidated current and prior year results included certain restructuring, integration and other items discussed further in this MD&A, which amounted to $7.4 million for fiscal 2007 and $69.9 million ($9.0 million of which was included in “cost of sales”) for the prior year. Despite these charges, the year-over-year operating income improved primarily as a result of continued focus on profitable growth, cost efficiencies and the effect of the realization of a full year of synergies after the successful integration of the Memec acquisition.

Operating efficiency and working capital management will remain a key focus of Avnet’s overall value-based management initiatives to increase return on capital and its efforts to continue to grow profitability at a faster rate than its growth in revenues.

It is difficult for the Company, as a distributor, to forecast the material trends of the electronic component and computer products industry, aside from some of the normal seasonality discussed herein, because Avnet does not typically have material forward-looking information available from its customers and suppliers beyond a few months of forecast information by way of incoming order rates. As such, management relies on the publicly available information published by certain industry groups and other related analyses in evaluating its business plans in the longer term.

Sales

The table below provides a year-over-year summary of sales for the Company and its operating groups:

Three-Year Analysis of Sales: By Operating Group and Geography

	Years Ended						Percent Change
	June 30,	% of	July 1,	% of	July 2,	% of	2007 to	2006 to
	2007	Total	2006	Total	2005	Total	2006	2005
	(Dollars in millions)

Sales by Operating Group:
EM	$9,679.8	61.7%	$9,262.4	65.0%	$6,259.0	56.6%	4.5%	48.0%
TS	6,001.3	38.3	4,991.2	35.0	4,807.8	43.4	20.2	3.8

	$15,681.1		$14,253.6		$11,066.8		10.0	28.8

Sales by Geographic Area:
Americas	$7,826.2	49.9%	$7,223.9	50.7%	$5,804.9	52.4%	8.3%	24.4%
EMEA	4,885.7	31.2	4,374.2	30.7	3,669.8	33.2	11.7	19.2
Asia/Pacific	2,969.2	18.9	2,655.5	18.6	1,592.1	14.4	11.8	66.8

	$15,681.1		$14,253.6		$11,066.8		10.0	28.8

Items Impacting Fiscal 2007 Sales

As discussed in Executive Summary, sales for fiscal 2007 as compared with fiscal 2006 were impacted by the aggregate of (i) the sales of Access and Azure since the close of the acquisitions, (ii) sales of the divested EM and TS businesses included in prior periods, and (iii) the change in classification of sales of supplier service contracts to a net revenue basis. Comparative financial information is presented for acquisitions, divestitures and other items in order to better assess and understand the Company’s revenue performance. The following tables present the sales of acquisitions prior to their date of close; revenue from divestitures prior to their date of sale and the effect of the change to net revenue reporting for periods prior to the implementation thereof for each quarter of fiscal 2007 and 2006.

			Gross to Net
	Acquisition Sales	Divested Sales	Revenue Impact	Total Impact
	(Thousands)

Q1 Fiscal ‘07	$450,248	$—	$(95,810)	$354,438
Q2 Fiscal ‘07	519,276	—	(118,607)	400,669
Q3 Fiscal ‘07	16,155	—	—	16,155
Q4 Fiscal ‘07	9,198	—	—	9,198

Total	$994,877	$—	$(214,417)	$780,460

		Divested Sales		Gross to Net
	Acquisition Sales	EM	TS	Revenue Impact	Total Impact
	(Thousands)

Q1 Fiscal ‘06	$432,444	$(31,840)	$(42,855)	$(87,299)	$270,450
Q2 Fiscal ‘06	492,578	(36,565)	(50,962)	(112,811)	292,240
Q3 Fiscal ‘06	435,483	(40,645)	(18,628)	(93,355)	282,855
Q4 Fiscal ‘06	578,683	(13,657)	—	(93,861)	471,165

Total	$1,939,188	$(122,707)	$(112,445)	$(387,326)	$1,316,710

Avnet’s consolidated sales in fiscal 2007 were a record $15.68 billion, up $1.43 billion, or 10.0%, over fiscal 2006 consolidated sales of $14.25 billion. The year-over-year growth occurred in all three geographic regions and in both operating groups. Of the $1.43 billion year-over-year increase, approximately $340 million is a result of the translation impact of changes in foreign currency exchange rates. More than half of the reported sales growth is attributable to the Access and Azure acquisitions. As presented in the tables above, the comparison of sales to prior year were also impacted by current year acquisitions, prior year divestitures and the change to net revenue reporting. When the impacts of these items are considered in both the current and prior fiscal year, consolidated sales growth would have been 5.7%. Both EM and TS contributed to the year-over-year improvement in sales. Specifically, fiscal 2007 sales for EM were $9.68 billion, up $417.4 million, or 4.5% over fiscal 2006. Fiscal 2007 sales for TS were $6.00 billion, up $1.01 billion, or 20.2%, as compared with sales of $4.99 billion for fiscal 2006. Including Access and Azure in the periods prior to the acquisition dates and including the change to net revenue reporting for periods prior to third quarter of fiscal 2007, TS year-over-year sales growth would have been 5.5%.

EM sales of $9.68 billion were up 4.5% over fiscal 2006. Excluding the translation impact of changes in foreign currency exchange rates (which management estimates increased current year sales by approximately $221 million) and the impact of divestitures (which had sales of approximately $123 million in fiscal 2006), EM sales grew 3.5% year over year. Although the rate of EM sales growth slowed to the low single digits at the end of fiscal 2007, continued focus on operating efficiencies and profitable revenue enabled EM to grow operating income more than five times faster than sales. Geographically, sales in the EM Americas were $3.72 billion, a decline of 1.5% from fiscal 2006 sales of $3.78 billion. The fiscal 2007 sales in the EM Americas region were significantly impacted by a slow down in purchases from large EMS customers primarily due to softer demand in the communications infrastructure end markets. Sales in the EM EMEA region increased 7.9% to $3.31 billion in fiscal 2007 and increased 4.7% excluding the impact of divestitures and the changes in foreign currency exchange rates. The comparative results for the EM EMEA were positively impacted by the changes in foreign currency exchange rates, as discussed above, but were negatively impacted as prior year sales for the EM EMEA region included revenues of approximately $123 million of two small specialty businesses that were divested in the fourth quarter of fiscal 2006. EM Asia sales were $2.65 billion, up 9.6% over fiscal 2006 sales of $2.42 billion as Asia continues to experience the highest growth rate among the three regions.

TS reported sales of $6.00 billion for fiscal 2007, up $1.01 billion, or 20.2%, when compared with fiscal 2006 sales of $4.99 billion. Approximately $118 million of the growth is due to the translation impact of changes in foreign currency exchange rates. More than half of the year-over-year growth was due to the acquisition of Access. Conversely, the comparative year-over-year growth for TS was negatively impacted by the change to net revenue reporting for supplier service contracts and by the divestiture of its Enterprise Solutions business during the third quarter of fiscal 2006, which generated sales of approximately $112 million in fiscal 2006. Excluding the effect of current year acquisitions, prior year divestitures and the change to net revenue reporting as presented in the preceding table, TS sales growth would have been 5.5% which was impacted by weakness in microprocessor sales. On a regional basis, all three regions experienced sales growth with the Americas contributing the majority of the increase which grew $658.1 million, or 19.1%, year over year. The EMEA region reported sales growth of 20.6%, or 3.3% excluding the translation impact of changes in foreign currency exchange rates of approximately $117 million, the change to net revenue reporting and the impact of the Access acquisition. The Asia region, which was not impacted by the Access acquisition, grew sales 34.7%, with more than half of the growth due to the positive impact of the Azure acquisition. For the Americas and EMEA regions, comparisons to prior year were positively impacted by the Access acquisition and negatively impacted by the change to net revenue reporting and the business divested in fiscal 2006 in the Americas.

Avnet’s consolidated sales in fiscal 2006 were $14.25 billion, up $3.19 billion, or 28.8%, over fiscal 2005 consolidated sales of $11.07 billion. Year over year growth was driven primarily by the acquisition of Memec. Including Memec’s sales in fiscal 2005 on a pro forma basis, Avnet’s consolidated sales grew 6.8% on a delivered U.S. dollar basis and an estimated 8.3% excluding the translation impact of changes in foreign currency exchange rates. EM recorded sales of $9.26 billion in fiscal 2006, up $3.00 billion, or 48.0%, over EM’s fiscal 2005 sales of $6.26 billion. Including Memec’s sales in fiscal 2005 on a pro forma basis, EM’s fiscal 2006 sales grew 8.4% as compared with the prior year in delivered U.S. dollars and by approximately 10.2% excluding the translation impact of changes in foreign currency exchange rates, which management estimates reduced EM’s year-over-year sales growth by approximately $151 million. TS sales in fiscal 2006 were a record $4.99 billion, up $183 million, or 3.8%, over fiscal 2005 sales of $4.81 billion. Excluding the impact of changes in foreign currency exchange rates, TS fiscal 2006 sales grew approximately 4.9% over the prior year.

Gross Profit and Gross Profit Margins

Consolidated gross profit was $2.05 billion in fiscal 2007, up $209.6 million, or 11.4%, as compared with fiscal 2006. The gross profit in fiscal 2006 included a charge totaling $9.0 million to write down inventory due primarily to supplier terminations in connection with the Memec acquisition in fiscal 2006. See Restructuring, Integration and Other Items for further discussion. Gross profit margin of 13.1% was up 16 basis points as compared with fiscal 2006 profit margin of 12.9%. Both operating groups contributed to the improvement in gross profit margins with an increase of 33 basis points at EM and 17 basis points at TS. The impact to gross margins resulted from the change in the mix of business between EM and TS over the prior year as a result of the Access acquisition as well as the change from gross revenue to net revenue reporting for supplier service contracts. For EM, the mix of revenues among small-to-medium businesses and large customers, particularly large EMS customers discussed previously, positively impacted EM’s gross profit margins. With the addition of Access sales in fiscal 2007, TS sales grew to 38% of consolidated sales compared to 35% of consolidated sales in fiscal 2006 which impacted consolidated gross margins. The TS business is typically a higher asset velocity business than EM, but is also a lower gross profit margin business compared with EM.

Consolidated gross profit in fiscal 2006 was $1.84 billion as compared with $1.46 billion in fiscal 2005. Gross profit margin in fiscal 2006 was 12.9%, down from 13.2% in fiscal 2005. The increase in gross profit dollars was due primarily to the increase in sales as a result of the acquisition of Memec. As mentioned above, the gross profit in fiscal 2006 included charges totaling $9.0 million to write down certain inventory due primarily to supplier terminations. In fiscal 2006, the Company’s gross margin was impacted by the mix of business between Avnet’s two operating groups and mix of sales by region.

Selling, General and Administrative Expenses

Selling, general and administrative (SG&A) expenses in fiscal 2007 were $1.36 billion, an increase of $18.1 million, or 1.3%, as compared with fiscal 2006. Excluding the translation impact of changes in foreign currency exchange rates, SG&A expenses were down 1.2%. The year-over-year comparison of expenses was positively impacted by the divestitures of businesses in the second half of fiscal 2006, further cost-reduction initiatives during fiscal 2007 (see Restructuring, Integration and Other Items for further discussion) and the synergy benefits associated with the Memec integration during fiscal 2006. During fiscal 2006, the Company was in the process of integrating the Memec business into the existing operations of Avnet, with that integration completed by the end of fiscal 2006. As a result, fiscal 2007 operating expenses reflect the full benefit of the synergies achieved, whereas fiscal 2006 results reflect only a portion of the synergies as the integration was not completed until the end of fiscal 2006. In addition, during the second half of fiscal 2007, the Access acquisition was being integrated into Avnet’s business which was completed as of the end of fiscal 2007. Management estimates that as of the end of fiscal 2007 it has achieved over $15 million of annualized operating expense synergies as a result of the completed integration, which are expected to be fully realized beginning fiscal 2008.

Two additional metrics which management monitors are SG&A expenses as a percentage of sales and as a percentage of gross profit. SG&A as a percentage of sales was 8.7% in fiscal 2007, down 75 basis points, as compared with 9.4% in fiscal 2006. SG&A as a percentage of gross profit was 66.5% in fiscal 2007, down 660 basis points, as compared with 73.1% in fiscal 2007; however, this metric for fiscal 2006 was negatively impacted by the $9.0 million line termination charge in prior year (see Restructuring, Integration and Other Items for further discussion). The year-over-year improvement in both of these metrics is primarily due to the Company’s realization of operating expense synergies following the acquisition and integration of Memec. The metrics were also positively impacted by the Company’s ongoing focus on managing levels of operating costs through its various operational excellence initiatives.

Consolidated SG&A expenses were $1.34 billion, or 9.4% of sales, in fiscal 2006 as compared with $1.14 billion, or 10.3% of sales, in fiscal 2005. The increase in SG&A dollars over the prior year is a direct result of the expansion of the overall business following the acquisition of Memec at the beginning of fiscal 2006. Despite this increase in SG&A expenses, the ratio of SG&A expenses as a percentage of sales improved 84 basis points over fiscal 2005. The primary driver in the ratio improvement was the realization of synergies as a result of restructuring and integration actions taken in fiscal 2006. As of the end of fiscal 2006, the Company had taken actions to remove approximately $150 million of annualized operating expenses from the combined Avnet and Memec businesses. SG&A expenses as compared to fiscal 2005 were also negatively impacted by incremental stock-based compensation expense as a result of the adoption of a new accounting pronouncement and the initial recognition and subsequent amortization of intangible assets associated with the Memec acquisition.

Restructuring, Integration and Other Items

The Company recorded a number of restructuring, integration and other items during fiscal 2007 and 2006. There were no restructuring charges recorded in fiscal 2005. The fiscal 2007 restructuring, integration and other items related primarily to cost-reduction initiatives and the acquisition and subsequent integration of Access. The fiscal 2006 restructuring, integration and other items relate primarily to actions taken to integrate Memec into the existing Avnet business as well as actions taken in connection with recent divestitures, and other actions. See Note 17 to the consolidated financial statements in Item 15 of this Report for a summary of activity within the restructuring, integration and other charges accounts during the past three years.

Fiscal 2007

During fiscal 2007, the Company incurred certain restructuring, integration and other items as a result of cost-reduction initiatives in all three regions, the acquisition of Access on December 31, 2006 and other items. The Company established and approved plans for cost-reduction initiatives across the Company and approved plans to integrate the acquired Access business into Avnet’s existing TS operations, which was complete as of the end of fiscal 2007.

Restructuring expenses recorded as a result of the exit-plans implemented during fiscal 2007 as discussed above were $13.6 million and included severance costs of $10.8 million, facility exit-costs of $1.0 million, and other contract termination costs of $1.8 million. In addition, in connection with the Access acquisition, the Company recorded integration costs of $7.3 million. The Company also recorded in “restructuring, integration and other items” the write-down of $0.7 million related to an Avnet owned building in EMEA, and the reversal of $1.7 million related primarily to excess severance and lease reserves, certain of which were previously established through “restructuring, integration and other items” in prior fiscal periods. Partially offsetting these charges was a pre-tax benefit of $12.5 million which resulted from the favorable outcome of a contingent liability acquired in connection with an acquisition completed in a prior year. The combined impact of the restructuring, integration and other charges and the acquisition-related benefit recorded during fiscal 2007 was a charge of $7.4 million pre-tax, $5.3 million after tax and $0.03 per share on a diluted basis.

Severance charges related to Avnet personnel reductions of 96 employees in all three regions of EM and 42 employees in TS Americas and EMEA (a total of 138 employees) in administrative, finance and sales functions associated with the cost reduction initiatives implemented during the third and fourth quarter of fiscal 2007 as part of the Company’s continuing focus on operational efficiency, and Avnet employees who were deemed redundant as a result of the Access integration. The facility exit charges related to vacated Avnet facilities in the Americas and Japan. Other charges consisted primarily of Avnet IT-related and other asset write-downs and other contract termination costs. Included in the asset write-downs were Avnet software in the Americas that was made redundant as a result of the acquisition, Avnet system hardware in EMEA that was replaced with higher capacity hardware to handle increased capacity due to the addition of Access, and the write-down of certain capitalized construction costs abandoned as a result of the acquisition. Other charges incurred included contractual obligations related to abandoned activities, the write-down of an Avnet-owned building in EMEA and Access integration costs. The write-down of the building was based on management’s estimate of the current market value and possible selling price, net of selling costs, for the property. The integration costs related to incremental salary costs, primarily of Access personnel, who were retained following the close of the acquisition solely to assist in the integration of Access’ IT systems, administrative and logistics operations into those of Avnet. These personnel had no other meaningful day-to-day operational responsibilities outside of the integration efforts. Also included in integration costs are certain professional fees, travel, meeting, marketing and communication costs that were incrementally incurred solely related to the Access integration efforts.

Of the $13.6 million recorded to expense related to the cost-reduction activities and exit-related activity associated with the Access integration, $0.7 million represented non-cash write-downs. As of June 30, 2007, the remaining reserves totaled $7.9 million which included severance reserves of $6.7 million, facility exit reserves for lease of $0.8 million and other contract termination costs of $0.4 million. Management expects the majority of the reserves to be utilized by the end of fiscal 2008.

While the above charges related to Avnet personnel, facilities and operations, and are therefore recorded through Avnet’s consolidated statements of operations as “restructuring, integration and other items”, the Company also recorded certain purchase accounting adjustments during fiscal 2007 related to the acquired personnel and operations of Access. These adjustments were generally recorded as part of the allocation of purchase price and, therefore, were not recorded in the Company’s consolidated statement of operations. During fiscal 2007, the Company established and approved plans to integrate the acquired operations of Access into the Americas and EMEA regions of the Company’s TS operations, for which the Company recorded $5.0 million in exit-related purchase accounting adjustments. These purchase accounting adjustments consisted primarily of $3.0 million for severance for Access workforce reductions of 80 personnel (primarily administrative, finance and other operational functions); $1.8 million for lease and other contract termination costs; and $0.2 million for remaining commitments and termination charges related to other contractual commitments of Access that will no longer be of use in the combined business. Of these exit-related purchase accounting adjustments recorded in the fiscal 2007, $0.7 million was paid out in cash during fiscal 2007, leaving $4.3 million of remaining reserves related to severance, which are expected to be substantially paid out by the end of fiscal 2008, and lease and other contractual commitment reserves, for which payments will extend into fiscal 2013.

Fiscal 2006

During the fiscal year 2006, the Company incurred certain restructuring, integration and other items as a result of the acquisition of Memec on July 5, 2005, which is discussed further under Memec-related restructuring, integration and other items. In addition, the Company has incurred restructuring and other charges primarily relating to actions taken following the divestitures of two TS end-user business lines in the Americas region, certain cost reduction actions taken by TS in the EMEA region, and other items, which are discussed further under Restructuring and other charges related to business line divestitures and other actions. The restructuring, integration and other items incurred for all of these activities totaled $69.9 million pre-tax (including $9.0 million recorded in cost of sales), $49.9 million after-tax and $0.34 per share on a diluted basis for fiscal 2006.

Memec-related restructuring, integration and other items

During fiscal 2006, the acquired Memec business was being integrated into the Company’s existing EM operations in all three regions. As a result of the acquisition integration efforts, the Company established and approved plans to restructure certain of Avnet’s existing operations to accommodate the integration of Memec into Avnet.

The restructuring and other charges (excluding integration charges discussed below) incurred during fiscal 2006 related to the integration of Memec totaled $31.6 million pre-tax, $24.2 million after-tax and $0.16 per share on a diluted basis. The pre-tax charges included inventory write-downs for terminated lines amounting to $9.0 million recorded in “cost of sales” as discussed below. The remaining pre-tax charge of $22.6 million, which was included in “restructuring, integration and other items” in the accompanying consolidated statement of operations, included $16.4 million for severance costs, $2.6 million of facility exit costs related primarily to remaining lease obligations on exited facilities, $2.4 million for the write-down of certain capitalized IT-related initiatives, primarily in the Americas, and $1.2 million for other charges related primarily to other contractual obligations that will no longer be utilized in the combined Avnet and Memec business.

The charge for terminated inventory lines related to a strategic decision during the first half of fiscal 2006 to exit certain product lines within EM in the Americas as a result of the Memec acquisition. The charge in the third quarter of fiscal 2006 was a result of similar strategic decisions made in the EMEA region. The terminated lines were product lines that Avnet management elected not to continue with the combined Avnet and Memec business. As a result, management recorded a write-down of the related inventory on hand to fair market value due to the lack of contractual return privileges when a line is terminated by Avnet. Severance charges incurred during fiscal 2006 related to work force reductions of over 250 personnel primarily in administrative and support functions in the EMEA and Americas regions. The positions eliminated were Avnet personnel that were deemed redundant by management as a result of the integration of Memec into Avnet. The facility exit charges related to liabilities for remaining non-cancelable lease obligations and the write-down of leasehold improvements and other property, plant and equipment relating to the facilities being exited due to the integration of Memec. The facilities, which supported administrative and support functions, and some sales functions, were identified for consolidation based upon the termination of certain personnel discussed above and the relocation of other personnel into other existing Avnet facilities. The IT-related charges resulted from management’s review of certain capitalized systems and hardware as part of the integration effort. A substantial portion of this write-off, which was recorded in the first quarter of fiscal 2006, relates to mainframe hardware that was scrapped due to the purchase of new, higher capacity hardware to handle the increased capacity needs with the addition of Memec. Similarly, certain capitalized IT assets were written off when they became redundant either to other acquired systems or new systems under development in the first quarter of fiscal 2006 as a result of the acquisition of Memec. Other charges in fiscal 2006 related primarily to certain other contractual obligations and contract termination charges.

Of the $31.6 million recorded to expense for the Memec-related restructuring activity during fiscal 2006, $11.6 million represented non-cash asset write-downs, which consisted primarily of the charge to cost of sales for inventory write-downs and the write-down of IT and other fixed assets. In addition, certain severance and lease liabilities in the amount of $1.3 million were assumed by the buyer of the net assets of a small, non-core EM business in the EMEA region (see Gain (Loss) on Sale of Business Lines in this MD&A for further discussion). The remaining Memec-related charges in fiscal 2006 of $18.7 million required or will require the use of cash, of which $15.4 million was paid during fiscal 2006.

As of June 30, 2007, remaining Memec-related reserves related to the restructuring actions taken in fiscal 2006 totaled $0.6 million, of which $0.2 million related to severance reserves, which management expects to utilize by the end of fiscal 2008, facility exit costs of $0.4 million, the majority of which management expects to utilize by fiscal 2009.

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

Restructuring and other charges related to business line divestitures and other actions

During the third quarter of fiscal 2006, the Company divested two of its end-user business lines in TS Americas (see Gain (Loss) on Sales of Business Lines in this MD&A for further discussion). As a result, restructuring charges were incurred due to certain actions taken by the Company following these divestitures. The Company also incurred restructuring costs and other charges relating to certain cost-cutting measures and other actions taken by TS in the EMEA region and certain actions at corporate in fiscal 2006. The restructuring and other charges incurred during the fiscal 2006 related to these actions totaled $16.5 million pre-tax, $11.0 million after-tax and $0.08 per share on a diluted basis. The pre-tax charges, which are included in “restructuring, integration and other items” in the accompanying consolidated statement of operations, consisted of severance costs of $5.9 million related to TS operations in the Americas and EMEA regions, facility exit costs in the Americas and EMEA regions totaling $6.5 million, and $4.1 million for other charges. Other charges included $3.2 million pre-tax, which related primarily to a curtailment charge resulting from a small UK-based pension plan that the Company elected to terminate, $1.8 million related to the reassessment of an existing environmental liability, $0.4 million of other charges, and a reversal of $1.3 million for charges recorded through restructuring charges in prior fiscal years primarily in TS EMEA.

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

As of June 30, 2007, remaining reserves related to the non-Memec related restructuring activities taken in fiscal 2006 totaled $2.1 million, of which $0.7 million related to severance reserves, the majority of which management expects to utilize by the end of fiscal 2008, facility exit costs of $1.3 million, the majority of which management expects to utilize by fiscal 2013, and other costs of $0.1 million, the majority of which management expects to utilize before the end of fiscal 2008.

While the above charges related to Avnet personnel, facilities and operations, and are therefore recorded through Avnet’s consolidated statements of operations as “restructuring, integration and other items”, the Company also recorded numerous purchase accounting adjustments during fiscal 2006 related to the acquired personnel and operations of Memec. These adjustments were generally recorded as part of the allocation of purchase price and, therefore, were not recorded in the Company’s consolidated statement of operations. During fiscal 2006, the Company established and approved plans to integrate the acquired operations into all three regions of the Company’s EM operations, for which the Company recorded $73.3 million in exit-related purchase accounting adjustments. These purchase accounting adjustments consist primarily of $32.5 million for severance for Memec workforce reductions of over 700 personnel (including senior management, administrative, finance and certain operational functions) primarily in the Americas and EMEA; $36.2 million for lease and other contract termination costs; and $4.6 million for remaining commitments and termination charges related to other contractual commitments of Memec that will no longer be of use in the combined business. Of these exit-related purchase accounting adjustments recorded in the fiscal 2006, $43.1 million was paid out in cash during fiscal 2006 and $7.7 million were non-cash write-downs.

As of June 30, 2007, remaining reserves related to these purchase accounting reserves totaled $14.4 million, of which $0.4 million related to severance reserves, the majority of which management expects to utilize by the end of fiscal 2008, facility exit costs of $12.0 million and other costs of $2.0 million, the majority of which management expects to utilize by the end of fiscal 2013. During fiscal 2007, $0.6 million of the reserves initially recorded through purchase accounting were deemed excessive and were reversed through goodwill.

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

Operating Income

Operating income for fiscal 2007 was $678.3 million, or 4.3% of consolidated sales, as compared with operating income of $433.1 million, or 3.0% of consolidated sales, in fiscal 2006. The gross margin and operating expense trends discussed previously in this MD&A contributed to the 129 basis point improvement in operating income margin year over year. The operating income margin in fiscal 2007 benefited by 10 basis points as a result of the change to net revenue reporting for supplier service contracts and was negatively impacted by 5 basis points from the restructuring, integration and other items in connection with the cost reduction initiatives and the Access integration activity as well as other items previously discussed, which amounted to $7.4 million pre-tax. In comparison, operating income for fiscal 2006 was negatively impacted by a total of $69.9 million (0.5% of consolidated sales) for restructuring charges previously described. See Restructuring, Integration and Other Items for further discussion. The overall improvement in operating income margin without these charges was driven by the increased sales volume, gross profit margin growth, continued focus on cost management and the full benefit of the synergies achieved subsequent to the successful Memec integration completed at the end of fiscal 2006, as discussed previously in this MD&A.

EM reported operating income of $529.9 million (5.5% of EM sales) in fiscal 2007 as compared with operating income of $419.1 million (4.5% of EM sales) in fiscal 2006. The fourth quarter of fiscal 2007 is the sixth consecutive quarter that EM has generated operating income margin in excess of 5.0%. This year-over-year improvement is a direct result of the full benefit of the synergies realized from the Memec integration and continued focus on profitable top line growth. TS increased operating income to $232.2 million, or 3.9% of TS sales, as compared with $165.7 million, or 3.3% of TS sales, in the prior year, which is a 55 basis point increase in operating profit margin over fiscal 2006. The fourth quarter of fiscal 2007 represents the sixteenth consecutive quarter of year-over-year improvement in both operating income dollars and margin for TS.

Operating income for fiscal 2006 was $433.1 million, or 3.0% of consolidated sales, as compared with operating income of $321.3 million, or 2.9% of consolidated sales, in fiscal 2005. Operating income dollars increased over the prior year largely as a result of the Memec acquisition. The margin and operating expense trends discussed previously in this MD&A contributed to the operating income performance improvement over prior year. Operating income in fiscal 2006 was negatively impacted by a total of $69.9 million (0.5% of consolidated sales) for charges previously described. (See Restructuring, Integration and Other Items). Operating income for fiscal 2006 as compared to fiscal 2005 was also negatively impacted by incremental stock-based compensation expense as a result of the adoption of a new accounting pronouncement and the initial recognition and subsequent amortization of intangible assets associated with the Memec acquisition. EM reported operating income of $419.1 million (4.5% of EM sales) in fiscal 2006 as compared with operating income of $233.1 million (3.7% of EM sales) in fiscal 2005. The 80 basis point year-over-year improvement in operating income margin reflects increased volume resulting from the Memec acquisition and the partial realization of synergies created from the successful integration of the combined businesses. Operating income at TS was $165.7 million (3.3% of TS sales) as compared with operating income of $147.7 million (3.1% of TS sales) in fiscal 2005. The improvement in TS operating profitability in fiscal 2006 was driven by continued focus on profitable relationships and managing ongoing operating costs.

Interest Expense and Other Income

Interest expense was $77.2 million in fiscal 2007, down $19.3 million, or 20.0%, from interest expense of $96.5 million in fiscal 2006. The decrease in interest expense is attributable to the reduction in the average debt balance year over year and a lower effective interest rate on debt outstanding during fiscal 2007. The lower effective interest rate is a direct result of the refinancing activities that occurred in fiscal 2006 and fiscal 2007, whereby higher interest rate debt was repaid or replaced with lower interest rate debt. Specifically, during the fourth quarter of fiscal 2006, the Company repurchased $113.6 million of its 9 3/4% Notes due February 15, 2008 with available liquidity. During fiscal 2007, the Company issued $300.0 million principal amount of 6.625% Notes due 2016 in September 2006, and used the proceeds and available liquidity to fund the repurchase of $361.4 million of the 9 3/4% Notes, which was completed in October 2006. The Company also repaid the remaining $143.7 million of the 8.00% Notes that matured on November 15, 2006 and, in March 2007, the Company issued $300.0 million principal amount of 5.875% Notes due 2014 and used the proceeds to repay amounts outstanding under the Credit Facility and the Securitization Program. See Financing Transactions for further discussion of the Company’s outstanding debt.

Interest expense was $96.5 million in fiscal 2006, up $11.4 million, or 13.5%, from interest expense of $85.1 million in fiscal 2005. The increase in interest expense was a result of rising short-term interest rates and higher borrowings on the Company’s various bank credit facilities. As a result of rising short-term interest rates during fiscal 2006, the Company incurred a higher rate of interest on its fair value hedges. The increased borrowings were a direct result of certain cash expended for the acquisition of Memec in the first quarter of fiscal 2006, cash payments for other charges in fiscal 2006 and working capital needs (see Liquidity and Capital Resources — Cash Flow for further discussion). The factors driving interest expense up were offset partially by the favorable impact of the Company’s issuance of $250.0 million of 6.00% Notes due September 1, 2015 and repurchase of $254.1 million of the Company’s higher rate 8.00% Notes due November 15, 2006 during the first quarter of fiscal 2006.

Other income, net, in fiscal 2007 was $9.9 million as compared with $4.8 million in fiscal 2006 and $3.5 million in fiscal 2005. The increase in fiscal 2007 other income, net, compared with fiscal 2006 was primarily the result of higher short-term interest rates in combination with higher cash balances as well as foreign currency exchange gains. In addition, during fiscal 2007, the Company recorded a benefit in other income due to the recovery of a non-trade receivable during the first quarter, however, this benefit was offset by equity method investment losses.

Fiscal 2006 results included higher rate interest income earned on cash balances partially offset by foreign currency losses. The interest income in fiscal 2006 also included approximately $0.4 million earned on the investment of the net proceeds from the issuance of the 6.00% Notes during the four week tender period for the 8.00% Notes discussed above. Fiscal 2005 contained foreign currency losses which offset a portion of the interest income earned on the Company’s cash and cash equivalent balances.

Gain (Loss) on Sale of Business Lines

During fiscal 2007, the Company recorded a gain related to the receipt of contingent purchase price proceeds from the fiscal 2006 sale of a TS end-user business discussed below. The gain amounted to $3.0 million pre-tax, $1.8 million after tax and $0.01 per share on a diluted basis. During fiscal 2006, the Company divested two TS end-user business lines in the Americas and two EM specialty business lines in EMEA. In TS, the Company sold its Americas end-user server and storage business line to a value-added reseller. As a result of these divestitures, a gain of $10.9 million pre-tax, $7.3 million after tax and $0.05 per share on a diluted basis was recorded in the third quarter of fiscal 2006. The Company also contributed cash and certain operating assets and liabilities of its TS Americas end-user network solutions business into a joint venture with Calence, Inc. in exchange for an investment interest in the joint venture, called Calence, LLC. In EM, the Company sold two small, non-core business lines in its EMEA region during the fourth quarter of fiscal 2006 for which no tax benefit was available and, as a result, recorded a loss of $13.6 million pre-tax, $14.3 million after tax and $0.10 per share on a diluted basis. The total impact of these divestitures in fiscal 2006 was a net loss of $2.6 million pre-tax, $7.1 million after tax and $0.05 per share on a diluted basis.

Debt Extinguishment Costs

As discussed further under Liquidity and Capital Resources — Financing Transactions, the Company incurred debt extinguishment costs in fiscal 2007 and 2006 associated with the tender and early repurchase of a portion of its outstanding publicly traded debt. In completing these transactions, the Company incurred debt extinguishment costs, related primarily to premiums and other transaction costs associated with these tenders and early repurchases, which totaled $27.4 million pre-tax, $16.5 million after tax and $0.11 per share on a diluted basis in fiscal 2007 and $22.6 million pre-tax, $13.6 million after-tax and $0.09 per share on a diluted basis in fiscal 2006.

Income Tax Provision

Avnet’s effective tax rate on its income before taxes for fiscal 2007 was 33.0% as compared with an effective tax rate of 35.3% in fiscal 2006 and 29.8% in fiscal 2005. The decrease in the fiscal 2007 effective tax rate over prior year is attributable to: (i) the mix of pre-tax income towards the lower statutory tax rate jurisdictions; (ii) a similar dollar amount of net contingency reserves applied against significantly higher pre-tax income; and (iii) the negative impact increasing prior year’s effective tax rate related to the loss on the sale of an EM business for which no tax benefit was available.

The increase in the effective rate in fiscal 2006 compared with fiscal 2005 was primarily due to the negative tax impact of the EM divestiture as discussed above and additional contingency reserves due to the recognition of tax exposures in the EMEA and Asia regions, partially offset by a favorable settlement of a European audit. Excluding these items, the effective tax rate would have been lower than the 35% U.S. federal tax rate for fiscal 2006 as a result of varying statutory tax rates across the jurisdictions in which the Company operates.

Net Income

As a result of the factors described in the preceding sections of this MD&A, the Company’s net income was $393.1 million, or $2.63 per share on a diluted basis, in fiscal 2007 as compared with net income of $204.5 million, or $1.39 per share on a diluted basis, in fiscal 2006 as compared with net income of $168.2 million, or $1.39 per share on a diluted basis, in fiscal 2005. Fiscal 2007 results were negatively impacted by a total of $20.0 million after tax, or $0.13 per share on a diluted basis, as detailed in the following table.

	Year Ended June 30, 2007
	Gross		Operating	Pre-tax	Net	Diluted
	Profit		Income	Income	Income	EPS
	($ In thousands, except per share data)

Restructuring, integration and other items	$		$7,353	$7,353	$5,289	$0.03
Gain on sale of business lines, net		—	—	(3,000)	(1,814)	(0.01)
Debt extinguishment costs		—	—	27,358	16,538	0.11

Total	$		$7,353	$31,711	$20,013	$0.13

In comparison with fiscal 2007, the fiscal 2006 results were negatively impacted by a total of $70.6 after tax, or $0.48 share on a diluted basis, as detailed in the following table.

	Year Ended July 1, 2006
	Gross	Operating	Pre-tax	Net	Diluted
	Profit	Income	Income	Income	EPS
	($ In thousands, except per share data)

Restructuring, integration and other items	$8,977	$69,960	$69,960	$49,870	$0.34
Loss on sale of business lines, net	—	—	2,601	7,074	0.05
Debt extinguishment costs	—	—	22,585	13,653	0.09

Total	$8,977	$69,960	$95,146	$70,597	$0.48

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

The Company does not consider revenue recognition to be a critical accounting policy due to the nature of its business in which revenues are generally recognized when persuasive evidence of an arrangement exists, delivery has occurred or services have been rendered, the sales price is fixed or determinable and collectibility is reasonably assured. Generally, these criteria are met upon the actual shipment of product to the customer. Accordingly, other than for estimates related to possible returns of products from customers, discounts or rebates, the recording of revenue does not require significant judgments or estimates. Provisions for returns are estimated based on historical sales returns, credit memo analysis and other known factors. Provisions are made for discounts and rebates, which are primarily volume-based, and are generally based on historical trends and anticipated customer buying patterns. Finally, revenues from maintenance contracts, which are deferred and recognized in income over the life of the agreement, are not material to the consolidated results of operations of the Company.

Recently Issued Accounting Pronouncements

In December 2006, the FASB issued Staff Position No. EITF 00-19-2, Accounting for Registration Payment Arrangements (“FSP EITF 00-19-2”). FSP EITF 00-19-2 specifics that the contingent obligation to make future payments or otherwise transfer consideration under a registration payment arrangement, whether issued as a separate arrangement or included as a provision of a financial instrument or other arrangement, should be separately recognized and measured in accordance with FASB Statement No. 5, Accounting for Contingencies. FSP EITF 00-19-2 also requires additional disclosure regarding the nature of any registration payment arrangements, alternative settlement methods, the maximum potential amount of consideration and the current carrying amount of the liability, if any. FSP EITF 00-19-2 is effective beginning fiscal 2008. The adoption of FSP EITF 00-19-2 will not have a material effect on the Company’s consolidated financial statements.

In September 2006, the Securities and Exchange Commission issued Staff Accounting Bulletin No. 108, Considering the Effects of Prior Year Misstatements when Quantifying Current Year Misstatements (“SAB 108”). SAB 108 requires analysis of misstatements using both an income statement (rollover) approach and a balance sheet (iron curtain) approach in assessing materiality and provides for a one-time cumulative effect transition adjustment. SAB 108 is effective for fiscal year end 2007. The adoption of SAB 108 did not have a material impact on the Company’s consolidated financial statements.

In September 2006, the FASB issued Statement of Financial Accounting Standard (“SFAS”) No. 158, Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans (“SFAS 158”). SFAS 158 requires the recognition in the balance sheet of the overfunded or underfunded positions of defined benefit pension and other postretirement plans, along with a corresponding non-cash after-tax adjustment to stockholders’ equity. SFAS 158 is effective for fiscal year end 2007. Other than enhanced disclosure, the adoption of SFAS 158 did not have a material impact on the Company’s consolidated financial statements. See Note 10 in the notes to the consolidated financial statements appearing in Item 15 of this Report for further discussion.

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

In July 2006, the FASB issued Interpretation No. 48 (“FIN 48”), Accounting for Uncertainty in Income Taxes — an interpretation of FASB Statement No. 109 (“SFAS 109”). FIN 48 clarifies the accounting for uncertainty in income taxes recognized in an entity’s financial statements in accordance with SFAS 109 and prescribes that a company should use a more-likely-than-not recognition threshold based on the technical merits of the tax position taken or expected to be taken. Tax positions that meet the more-likely-than-not recognition threshold should be measured in order to determine the tax benefit to be recognized in the financial statements. Additionally, FIN 48 provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure and transition. The Company will adopt FIN 48 (as amended by FASB Staff Position No. FIN 48-1, Definition of Settlement in FASB Interpretation No. 48) beginning fiscal 2008. The adoption of FIN 48 will not have a material impact on the Company’s consolidated financial statements.

In March 2006, FASB issued SFAS No. 156, Accounting for Servicing of Financial Assets — an Amendment of FASB Statement No. 140” (“SFAS 156”). SFAS 156 provides guidance on the accounting for servicing assets and liabilities when an entity undertakes an obligation to service a financial asset by entering into a servicing contract. This statement is effective for all transactions at the beginning of fiscal 2008. The adoption of SFAS 156 will not have a material impact on the Company’s consolidated financial condition or results of operations.

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

Liquidity and Capital Resources

Cash Flows

The following table summarizes the Company’s cash flow activities for fiscal 2007, 2006 and 2005, including the Company’s computation of free cash flow and a reconciliation of this metric to the nearest GAAP measures of net income and net cash flow from operations. Management’s computation of free cash flow consists of net cash flow from operations plus cash flows generated from or used for purchases and sales of property, plant and equipment, acquisitions and divestitures of operations, effects of exchange rates on cash and cash equivalents and other financing activities. Management believes that the non-GAAP metric of free cash flow is a useful measure to help management and investors better assess and understand the Company’s operating performance and sources and uses of cash. Management also believes the analysis of free cash flow assists in identifying underlying trends in the business. Computations of free cash flow may differ from company to company. Therefore, the analysis of free cash flow should be used as a complement to, and in conjunction with, the Company’s consolidated statements of cash flows presented in the accompanying financial statements appearing in Item 15 of this Report.

Management also analyzes cash flow from operations based upon its three primary components noted in the table below: net income, non-cash and other reconciling items and cash flow generated from or used for working capital. Similar to free cash flow, management believes that this breakout is an important measure to help management and investors better understand the trends in the Company’s cash flows, including the impact of management’s focus on asset utilization and efficiency through its management of the net balance of receivables, inventories and accounts payable.

	Years Ended
	June 30,	July 1,	July 2,
	2007	2006	2005
	(Thousands)

Net income	$393,067	$204,547	$168,239
Non-cash and other reconciling items(1)	205,374	199,766	172,595
Cash flow generated from (used for) working capital (excluding cash and cash equivalents)(2)	126,198	(423,427)	121,002

Net cash flow provided by (used for) operations	724,639	(19,114)	461,836
Cash flow generated from (used for):
Purchases of property, plant and equipment	(58,782)	(51,803)	(31,338)
Cash proceeds from sales of property, plant and equipment	2,774	4,368	7,271
Acquisitions and divestitures of operations, net	(429,786)	(294,335)	(3,563)
Effect of exchange rates on cash and cash equivalents	7,925	3,353	(10,816)
Other, net financing activities	69,512	30,991	2,274

Net free cash flow	316,282	(326,540)	425,664
Repayment of debt, net	(35,645)	(34,614)	(100,464)

Net increase (decrease) in cash and cash equivalents	$280,637	$(361,154)	$325,200

(1)	Non-cash and other reconciling items are the combination of depreciation and amortization, deferred income taxes, non-cash restructuring and other charges, stock-based compensation, and other, net, (primarily the provision for doubtful accounts and periodic pension costs) in cash flows from operations.

(2)	Cash flow from working capital is the combination of the changes in the Company’s working capital and other balance sheet accounts in cash flows from operations (receivables, inventories, accounts payable and accrued expenses and other, net).

During fiscal 2007, the Company generated $724.6 million of cash and cash equivalents from its operating activities as compared with a utilization of $19.1 million in the fiscal 2006. These results are comprised of: (1) the cash flow generated from net income excluding non-cash and other reconciling items, which consist of the add-back of depreciation and amortization, deferred income taxes, stock-based compensation, non-cash restructuring and other charges, and other non-cash items (primarily the provision for doubtful accounts and periodic pension costs) and (2) the cash flows generated from (used for) working capital, excluding cash and cash equivalents. The working capital inflow in fiscal 2007 consisted of an increase in receivables ($129.4 million), decrease in inventories ($53.7 million), increase in accounts payable ($262.2 million) and cash outflow for other items ($60.3 million). The growth in receivables as well as payables was primarily attributable to TS and was driven, in part, by the acquisition of the Access business for which the largest supplier is Sun Microsystems whose strongest quarter is typically its June fiscal year end. The decrease in inventory was a net result of EM’s decrease of $74 million partially offset by a small increase in inventory at TS. In addition, during fiscal 2007, the Company paid $29.7 million associated with the restructuring, integration and other charges and exit-related costs accrued through purchase accounting. See Results of Operations — Restructuring, Integration and Other Items discussed elsewhere in this MD&A.

For fiscal 2007, the Company’s cash flows associated with investing activities included capital expenditures related to system development costs, computer hardware and software expenditures as well as certain leasehold improvement costs. Also included in cash flows from investing activities is cash used for the acquisition of Access, Azure and a small distributor business in Italy (see Note 2 in the accompanying consolidated financial statements appearing in Item 15 of this Report), net of contingent purchase price proceeds received (see Results of Operations — Gain (Loss) on Sale of Business Lines discussed elsewhere in this MD&A). Other financing activities, net, in fiscal 2007 are primarily a result of cash from the exercise of stock options and the excess tax benefits associated with stock option exercises.

As a result of the factors discussed above, the Company generated free cash flow of $316.3 million and used a net $35.6 million to repay debt during fiscal 2007. During fiscal 2007, the Company redeemed the 9 3/4% Notes outstanding balance of $361.4 million using proceeds from the issuance of $300.0 million of 6.625% Notes in September 2006 and repaid $143.7 million of the 8.00% Notes that matured in November 2006. In March 2007, the Company issued $300.0 million of 5.875% Notes due 2014 and used proceeds to repay certain amounts outstanding under its Credit Facility and the Securitization Program that were used to fund the Access acquisition (see Financing Transactions for further discussion).

In fiscal 2006, the Company utilized $423.4 million of cash and cash equivalents for working capital needs. The working capital outflows consist of growth in receivables ($254.7 million), growth in inventory ($142.6 million), net cash inflow from accounts payable ($99.7 million) and outflow for other working capital items ($125.8 million). The driver of the change in working capital includes organic sales growth and a small investment in inventory at TS in preparation for the seasonally stronger September quarter that TS typically experiences. In addition, the Company paid $92.9 million during fiscal 2006 relating to restructuring, integration and payments of amounts accrued in purchase accounting associated with the Memec acquisition, and restructuring and other costs as a result of the sale of two TS business lines and other actions taken during fiscal 2006. See Results of Operations — Restructuring, Integration and Other Items discussed elsewhere in this MD&A. The Company also made an accelerated contribution to the Company’s pension plan during the first quarter of fiscal 2006, totaling $58.6 million and used $27.0 million primarily for premiums, transaction costs and other costs associated with the refinancing and repurchasing of its Notes and credit facilities (see Financing Transactions).

The cash flows associated with investing activities included capital expenditures during fiscal 2006, primarily related to certain information technology hardware and software purchases, a new mainframe purchase and the ongoing development of one additional operating system to replace one of the systems that was disposed of as part of the restructuring, integration and other items (see Results of Operations — Restructuring, Integration and Other Items for further discussion). Also included in cash flows used in investing activities for fiscal 2006 is $294.3 million for acquisitions and investments net of divestitures which relate primarily to the following: (1) $297.5 million associated with the Company’s acquisition of Memec, including the retirement of substantially all of Memec’s debt at the time of the acquisition (see Note 2 to the accompanying Consolidated Financial Statements for further discussion); (2) $13.9 million cash contribution to the Calence, LLC joint venture; and (3) $5.7 million for the purchase of shares held by a minority interest holder in one of the Company’s Israeli subsidiaries, an additional earn-out payment associated with a small acquisition completed in fiscal 2005 and other items; net of (4) cash inflow of $22.8 million relating to the divestiture of the TS end-user business lines during the third quarter and EM business lines during the fourth quarter of fiscal 2006. Finally, the cash inflows from other net financing activities related primarily to cash received for stock option exercises. As a result of the items discussed above, the Company utilized free cash flow of $326.5 million in fiscal 2006 along with $34.6 million related to net debt repurchases.

Avnet generated $461.8 million of net cash flows from operations during fiscal 2005. This positive cash flow was largely driven by the Company’s improved profitability in fiscal 2005, as further discussed in Results of Operations in this MD&A, and the generation of cash from its working capital, excluding cash and cash equivalents. Management has continued to focus on improving asset utilization and efficiency since the economic and industry downturn that began in fiscal 2001. This focus was enhanced again in fiscal 2005 as the Company weathered the mid-cycle inventory correction in the electronic components sector. The Company’s efforts to manage the combined balance of accounts receivable and inventories, net of accounts payable, allowed the Company to generate positive cash flows from these working capital components of $166.4 million in fiscal 2005. A significant catalyst for this cash flow was the Company’s ability to effectively manage inventory levels throughout its business. Cash expenditures for acquisitions of operations relate to the first quarter fiscal 2005 acquisition of DNS Slovakia, a small computer product distributor, as well as certain legal and other costs incurred in fiscal 2005 related to the acquisition of Memec, which did not close until after fiscal 2005. Trends in foreign currency exchange rates shifted in fiscal 2005 to generate a net cash outflow as most foreign currencies, particularly the Euro, weakened slightly against the U.S. Dollar in the second half of fiscal 2005. This negative cash flow results from the translation of Avnet’s cash and cash equivalents held in foreign currencies, which were generally higher throughout the second half of fiscal 2005 resulting largely from the combination of the Company’s higher profitability and working capital management as it emerged from the mid-cycle inventory correction. The combination of these factors yielded net free cash flow in fiscal 2005 of $425.7 million, of which the Company utilized $100.5 million for repayment of debt.

Capital Structure

The Company uses a variety of financing arrangements, both short-term and long-term, to fund its operations. The Company also uses diversified sources of funding so that it does not become overly dependent on one source and to achieve lower cost of funding through these different alternatives. These financing arrangements include public bonds, short-term and long-term bank loans and a Securitization Program. For a detailed description of the Company’s external financing arrangements outstanding at June 30, 2007, please refer to Note 7 to the consolidated financial statements appearing in Item 15 of this Report.

The following table summarizes the Company’s capital structure as of the end of fiscal 2007 with a comparison with the end of fiscal 2006:

	June 30,	% of Total	July 1,	% of Total
	2007	Capitalization	2006	Capitalization
	(Dollars in thousands)

Short-term debt	$53,367	1.1%	$316,016	7.8%
Long-term debt	1,155,990	25.1	918,810	22.6

Total debt	1,209,357	26.2	1,234,826	30.4
Shareholders’ equity	3,400,645	73.8	2,831,183	69.6

Total capitalization	$4,610,002	100.0	$4,066,009	100.0

At July 1, 2006, long-term debt in the above table includes a fair value adjustment decreasing total debt and capitalization by $7.5 million in fiscal 2006. The fair value adjustment relates to the interest rate hedges on the Company’s 9 3/4% Notes in fiscal 2006, which were subsequently terminated during fiscal 2007 as discussed in Financing Transactions below.

Financing Transactions

The Company has an unsecured $500.0 million credit facility with a syndicate of banks (the “Credit Facility”), expiring in October 2010. The Company may select from various interest rate options, currencies and maturities under the Credit Facility. The Credit Facility contains certain covenants, all of which the Company was in compliance with as of June 30, 2007. At June 30, 2007, there were no borrowings outstanding under the Credit Facility and $21.2 million of letters of credit issued under the Credit Facility, which represents a utilization of the Credit Facility capacity but are not recorded in the consolidated balance sheet as the letters of credit are not debt. As of July 1, 2006, there was $6.0 million drawn under the Credit Facility included in “long-term debt” in the consolidated financial statements and $22.9 million in letters of credit issued under the Credit Facility.

The Company has a Securitization Program with a group of financial institutions that allows the Company to sell, on a revolving basis, an undivided interest of up to $450.0 million in eligible receivables while retaining a subordinated interest in a portion of the receivables. The Securitization Program does not qualify for sale accounting and has a one year term that expires in August 2007 which has been renewed on comparable terms for another year. There were no borrowings outstanding under the Securitization Program at June 30, 2007.

In March 2007, the Company issued $300.0 million of 5.875% Notes due March 15, 2014 (the “5.875% Notes”). The proceeds of $297.1 million from the offering, net of discount and underwriting fees, were used to repay amounts outstanding under the Company’s Credit Facility and the Securitization Program. The borrowings under the Credit Facility and the Securitization Program were used to fund the Access acquisition.

During October 2006, the Company redeemed all of its outstanding ($361.4 million) 9 3/4% Notes due February 15, 2008 (the “9 3/4% Notes”). The Company used the net proceeds of $296.1 million from the issuance in the first quarter of $300.0 million principal amount of 6.625% Notes due September 15, 2016 plus available liquidity, to repurchase the 9 3/4% Notes. In connection with the repurchase, the Company terminated two interest rate swaps with a total notional amount of $200.0 million that hedged a portion of the 9 3/4% Notes. Debt extinguishment costs incurred during the first quarter of fiscal 2007 as a result of the redemption totaled $27.4 million pre-tax, $16.5 million after tax, or $0.11 per share on a diluted basis, and consisted of $20.3 million for a make-whole redemption premium, $5.0 million associated with the two interest rate swap terminations, and $2.1 million to write-off certain deferred financing costs.

In June 2006, the Company repurchased $113.6 million of the $475.0 million 9 3/4% Notes and, in connection with this repurchase, the Company terminated one of the interest rate swaps with a notional amount of $100.0 million that hedged a portion of the $475.0 million 9 3/4% Notes. The termination of this swap and repurchase of the related hedged debt resulted in debt extinguishment costs of $10.9 million pre-tax, $6.6 million after tax or $0.04 per share on a diluted basis. As a result of the tender and total repurchases in fiscal 2006, as previously described, and the termination of interest rate swaps noted above, the Company incurred total debt extinguishment costs of $22.6 million pre-tax, $13.6 million after tax or $0.09 per share on a diluted basis, relating primarily to premiums and other transaction costs.

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

Covenants and Conditions

The Securitization Program discussed previously requires the Company to maintain certain minimum interest coverage and leverage ratios as defined in the Credit Facility (see discussion below) in order to continue utilizing the Securitization Program. The Securitization Program agreement also contains certain covenants relating to the quality of the receivables sold. If these conditions are not met, the Company may not be able to borrow any additional funds and the financial institutions may consider this an amortization event, as defined in the Securitization Program agreement, which would permit the financial institutions to liquidate the accounts receivable sold to cover any outstanding borrowings. Circumstances that could affect the Company’s ability to meet the required covenants and conditions under the Securitization Program agreement include the Company’s ongoing profitability and various other economic, market and industry factors. Management does not believe that the covenants under the Securitization Program limit the Company’s ability to pursue its intended business strategy or future financing needs. The Company was in compliance with all covenants of the Securitization Program agreement at June 30, 2007.

The Credit Facility discussed in Financing Transactions contain certain covenants with various limitations on debt incurrence, dividends, investments and capital expenditures and also includes financial covenants requiring the Company to maintain minimum interest coverage and leverage ratios, as defined. Management does not believe that the covenants in the Credit Facility limit the Company’s ability to pursue its intended business strategy or future financing needs. The Company was in compliance with all covenants of the Credit Facility as of June 30, 2007.

See Liquidity for further discussion of the Company’s availability under these various facilities.

Liquidity

The Company had total borrowing capacity of $950.0 million at June 30, 2007 under the Credit Facility and the Securitization Program, against which $21.2 million in letters of credit were issued under the Credit Facility, which resulted in $928.8 million of net availability at the end of fiscal 2007. The Company also had $557.4 million of cash and cash equivalents at June 30, 2007. During fiscal 2007, the Company utilized $410.4 million of debt plus cash on hand to fund the Access acquisition (including the estimated amount due to the sellers and transaction costs, the gross purchase price was $437.6 million. See Note 2 to the accompanying consolidated financial statements). The Company has no other significant financial commitments outside of normal debt and lease maturities discussed in Capital Structure and Contractual Obligations. Management believes that Avnet’s borrowing capacity, its current cash availability and the Company’s expected ability to generate operating cash flows are sufficient to meet its projected financing needs. Generally, the Company is more likely to utilize operating cash flows for working capital requirements in a growing electronic component and computer products industry. However, additional cash requirements for working capital are generally expected to be offset by the operating cash flows generated by the Company’s enhanced profitability resulting from the Company’s cost reductions achieved in recent years and its focus on profitable growth. During fiscal 2007, the Company repaid the remaining $143.7 million of the 8.00% Notes that matured in November 15, 2006 and redeemed all of the $361.4 million outstanding 9 3/4% Notes, as previously discussed. During March 2007, the Company issued $300.0 million principal amount of 5.875% Notes dues 2014 and used the proceeds to repay amounts outstanding under the Credit Facility and Securitization Program. The 5.875% Notes are the next significant public debt maturity due to mature in 2014. In addition, the holders of the 2% Convertible Senior Debentures due 2034 may require the Company to redeem the Debentures for cash in March 2009 if the share price of the Company’s stock reaches $45.68 (see Financing Transactions for further discussion).

The following table highlights the Company’s liquidity and related ratios for the past two years:

COMPARATIVE ANALYSIS — LIQUIDITY

	Years Ended		Percentage
	June 30, 2007	July 1, 2006	Change
	(Dollars in millions)

Current Assets	$5,488.8	$4,467.5	22.9%
Quick Assets	3,660.4	2,753.8	32.9
Current Liabilities	2,777.0	2,438.3	13.9
Working Capital	2,711.8	2,029.1	33.6
Total Debt	1,209.4	1,234.8	(2.1)
Total Capital (total debt plus total shareholders’ equity)	4,610.0	4,066.0	13.4
Quick Ratio	1.3:1	1.1:1
Working Capital Ratio	2.0:1	1.8:1
Debt to Total Capital	26.2%	30.4%

The Company’s quick assets (consisting of cash and cash equivalents and receivables) increased 32.9% from July 1, 2006 to June 30, 2007 primarily as a result of the Access acquisition and the increase in cash and cash equivalents. Quick and current assets were both impacted by the increase in cash and cash equivalents since fiscal 2006. Current liabilities grew 13.9% due to the Access acquisition offset by the reduction in outstanding bank credit facilities, primarily in Asia, and the repayment of the 8.00% Notes that matured in November 2006. As a result of the factors noted above, total working capital increased by approximately 33.6% during fiscal 2007. Total debt decreased 2.1% due to the net result of refinancing activities during the fiscal 2007. Specifically, the Company issued $300.0 million of 6.625% Notes in September 2006, the proceeds of which were used to fund the redemption of the 9 3/4% Notes outstanding balance of $361.4 million. The Company also repaid $143.7 million of the 8.00% Notes that matured in November 2006. In March 2007, the Company issued $300.0 million in 5.875% Notes due 2014 and used the proceeds to repay amounts outstanding under the Credit Facility and Securitization Program, the borrowings from which were used to acquire Access. Total capital grew primarily due to net income for fiscal 2007 of $393.1 million, the increase in common shares outstanding, and the decrease in outstanding debt. Finally, the debt to capital ratio decreased to 26.2% at June 30, 2007 from 30.4% at July 1, 2006 primary due to the net result of the refinancing activities discussed previously.

Long-Term Contractual Obligations

The Company has the following contractual obligations outstanding as of June 30, 2007 (in millions):

		Due in Less	Due in	Due in	Due After
	Total	Than 1 Year	1-3 Years	4-5 Years	5 Years

Long-term debt, including amounts due within one year(1)	$1,212.4	$53.4	$3.5	$3.0	$1,152.5
Operating leases	$207.4	$61.4	$81.6	$44.7	$19.7

(1)	Excludes discount on long-term notes

The Company does not currently have any material commitments for capital expenditures.

Item 7A.	Quantitative and Qualitative Disclosures About Market Risk

The Company seeks to reduce earnings and cash flow volatility associated with changes in interest rates and foreign currency exchange rates by entering into financial arrangements intended to provide a hedge against all or a portion of the risks associated with such volatility. The Company continues to have exposure to such risks to the extent they are not hedged.

The Company has used interest rate swaps that convert certain fixed rate debt to variable rate debt, effectively hedging the change in fair value of the fixed rate debt resulting from fluctuations in interest rates. During fiscal year 2007, the Company terminated its remaining swaps in connection with the redemption of its 9 3/4% Notes (see Financing Transactions). The following table sets forth the scheduled maturities of the Company’s debt outstanding at June 30, 2007 (dollars in millions):

	Fiscal Year
	2008	2009	2010	2011	2012	Thereafter	Total

Liabilities:
Fixed rate debt(1)	$1.9	$1.7	$1.8	$1.9	$1.1	$1,152.5	$1,160.9
Floating rate debt	$51.5	$—	$—	$—	$—	$—	$51.5

(1)	Excludes discounts on long-term notes.

The following table sets forth the carrying value and fair value of the Company’s debt at June 30, 2007 (dollars in millions):

	Carrying Value at	Fair Value at	Carrying Value at	Fair Value at
	June 30, 2007	June 30, 2007	July 1, 2006	July 1, 2006

Liabilities:
Fixed rate debt(1)(2)	$1,160.9	$1,217.0	$1,066.9	$1,051.3
Average interest rate	5.1%		6.4%
Floating rate debt	$51.5	$51.5	$ 176.7	$176.7
Average interest rate	1.5%		5.6%
Interest Rate Swaps:
Fixed to variable	$—	$—	$ 7.5	$7.5
Average pay rate	—		LIBOR + 4.3%
Average receive rate	—		9.8%

(1)	Represents fair value of all fixed rate debt including hedged portions of the 9 3/4% Notes.

(2)	Excludes discounts and premiums on long-term notes.

Many of the Company’s subsidiaries, from time to time, purchase and sell products in currencies other than their functional currencies. This subjects the Company to the risks associated with the fluctuations of foreign currency exchange rates. The Company reduces this risk by utilizing natural hedging (offsetting receivables and payables) as well as by creating offsetting positions through the use of derivative financial instruments, primarily forward foreign exchange contracts with maturities of less than sixty days. The Company adjusts all foreign denominated balances and any outstanding foreign exchange contracts to fair market value through the consolidated statements of operations. Therefore, the market risk related to foreign exchange contracts is offset by changes in valuation of the underlying items being hedged. The asset or liability representing the fair value of foreign exchange contracts is classified in the captions “other current assets” or “accrued expenses and other,” as applicable, in the accompanying consolidated balance sheets. A hypothetical 10% change in currency exchange rates under the contracts outstanding at June 30, 2007 would result in an increase or decrease of approximately $12.9 million to the fair value of the forward foreign exchange contracts, which would generally be offset by an opposite effect on the related hedged positions.

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

During the last quarter of fiscal 2007, there have been no changes to the Company’s internal control over financial reporting (as defined in Rule 13a-15(f) of the Exchange Act) that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

Management’s Report on Internal Control Over Financial Reporting

The Company’s management, including its Chief Executive Officer and Chief Financial Officer, is responsible for establishing and maintaining adequate internal control over financial reporting as defined in Rules 13a-15(f) and 15(d)-15(f) under the Exchange Act. The Company’s internal control over financial reporting is designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles in the United States of America. Because of inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, controls may become inadequate because of changes in conditions, or the degree of compliance with the policies or procedures may deteriorate. Management conducted an evaluation of the effectiveness of the Company’s internal control over financial reporting as of June 30, 2007. In making this assessment, management used the framework established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and concluded that the Company maintained effective internal control over financial reporting as of June 30, 2007.

The Company’s independent registered public accounting firm, KPMG LLP, has audited the effectiveness of the Company’s internal controls over financial reporting as of June 30, 2007, as stated in its audit report which is included herein.

On December 31, 2006, the Company acquired substantially all of the assets and operations of Access Distribution, a leading value-added distributor of complex computing solutions (the “Access acquisition”). Management has excluded the Access acquisition from its evaluation of the effectiveness of the Company’s internal control over financial reporting as of June 30, 2007. Assets acquired from, and the revenues associated with, the Access acquisition accounted for approximately 11% of Avnet’s consolidated assets as of June 30, 2007 and approximately 6% of Avnet’s total revenue for the fiscal year ended June 30, 2007.

Item 9B.	Other Information

Not applicable.

PART III

Item 10.	Directors, Executive Officers and Corporate Governance

The information called for by Item 10 is incorporated in this Report by reference to the Company’s definitive proxy statement relating to the Annual Meeting of Stockholders anticipated to be held on November 8, 2007.

Item 11.	Executive Compensation

The information called for by Item 11 is incorporated in this Report by reference to the Company’s definitive proxy statement relating to the Annual Meeting of Stockholders anticipated to be held on November 8, 2007.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The information called for by Item 12 is incorporated in this Report by reference to the Company’s definitive proxy statement relating to the Annual Meeting of Stockholders anticipated to be held on November 8, 2007.

Item 13.	Certain Relationships and Related Transactions, and Director Independence

The information called for by Item 13 is incorporated in this Report by reference to the Company’s definitive proxy statement relating to the Annual Meeting of Stockholders anticipated to be held on November 8, 2007.

Item 14.	Principal Accounting Fees and Services

The information called for by Item 14 is incorporated in this Report by reference to the Company’s definitive proxy statement relating to the Annual Meeting of Stockholders anticipated to be held on November 8, 2007.

PART IV

Item 15.	Exhibits and Financial Statement Schedules

a. The following documents are filed as part of this Report:

		Page

1.	Consolidated Financial Statements:
	Report of Independent Registered Public Accounting Firm	45
	Avnet, Inc. and Subsidiaries Consolidated Financial Statements:
	Consolidated Balance Sheets at June 30, 2007, and July 1, 2006	47
	Consolidated Statements of Operations for the years ended June 30, 2007, July 1, 2006 and July 2, 2005	48
	Consolidated Statements of Shareholders’ Equity for the years ended June 30, 2007, July 1, 2006 and July 2, 2005	49
	Consolidated Statements of Cash Flows for the years ended June 30, 2007, July 1, 2006 and July 2, 2005	50
	Notes to Consolidated Financial Statements	51
2.	Financial Statement Schedules:
	Schedule II (Valuation and Qualifying Accounts) for the years ended June 30, 2007, July 1, 2006 and July 2, 2005	82
	Schedules other than that above have been omitted because they are not applicable or the required information is shown in the financial statements or notes thereto.
3.	Exhibits — The exhibit index for this Report can be found on pages 83 to 87

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

AVNET, INC.
(Registrant)

By:	/s/ ROY VALLEE
Roy Vallee,
Chairman of the Board, Chief Executive
Officer and Director

Date: August 29, 2007

Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the Registrant and in the capacities indicated on August 29, 2007.

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

Report of Independent Registered Public Accounting Firm

The Board of Directors and Shareholders
Avnet, Inc:

We have audited the accompanying consolidated balance sheets of Avnet, Inc. and subsidiaries (the Company) as of June 30, 2007 and July 1, 2006, and the related consolidated statements of operations, shareholders’ equity, and cash flows for each of the years in the three-year period ended June 30, 2007. In connection with our audits of the consolidated financial statements, we have also audited the financial statement schedule for each of the years in the three-year period ended June 30, 2007, as listed in the accompanying index. We also have audited the Company’s internal control over financial reporting as of June 30, 2007, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). The Company’s management is responsible for these consolidated financial statements, for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Report on Internal Control Over Financial Reporting. Our responsibility is to express an opinion on these consolidated financial statements and an opinion on the Company’s internal control over financial reporting based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement and whether effective internal control over financial reporting was maintained in all material respects. Our audits of the consolidated financial statements included examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. Our audit of internal control over financial reporting included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk. Our audits also included performing such other procedures as we considered necessary in the circumstances. We believe that our audits provide a reasonable basis for our opinions.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Avnet, Inc. and subsidiaries as of June 30, 2007 and July 1, 2006, and the results of their operations and their cash flows for each of the years in the three-year period ended June 30, 2007, in conformity with accounting principles generally accepted in the United States of America. Also in our opinion, the related financial statement schedule for each of the years in the three-year period ended June 30, 2007, when considered in relation to the basic consolidated financial statement taken as a whole, presents fairly, in all material respects, the information set forth therein. Furthermore, in our opinion, Avnet, Inc. maintained, in all material respects, effective internal control over financial reporting as of June 30, 2007, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.

On December 31, 2006, the Company acquired substantially all of the assets and operations of Access Distribution (Access acquisition). Management has excluded the Access acquisition from its assessment of the effectiveness of the Company’s internal control over financial reporting as of June 30, 2007. Assets acquired from, and the revenues associated with the Access acquisition accounted for approximately 11% of Avnet, Inc.’s consolidated assets as of June 30, 2007 and approximately 6% of the Company’s total revenue for the fiscal year ended June 30, 2007. Our audit of internal control over financial reporting of Avnet, Inc. also excluded an evaluation of the internal control over financial reporting of Access Distribution.

As discussed in Note 1 to the consolidated financial statements, effective July 3, 2005, the Company adopted Statement of Financial Accounting Standards No. 123(R), Share-Based Payment. As discussed in Note 1 to the consolidated financial statements, effective June 30, 2007, the Company adopted Statement of Financial Accounting Standards No. 158, Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans — an amendment of FASB No. 87, 88, 106 and 132(R).

/s/  KPMG LLP
Phoenix, Arizona
August 27, 2007

AVNET, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

	June 30,	July 1,
	2007	2006
	(Thousands, except share amounts)

ASSETS
Current assets:
Cash and cash equivalents	$557,350	$276,713
Receivables, less allowances of $102,121 and $88,983, respectively (Note 3)	3,103,015	2,477,043
Inventories	1,736,301	1,616,580
Prepaid and other current assets	92,179	97,126

Total current assets	5,488,845	4,467,462
Property, plant and equipment, net (Note 5)	179,533	159,433
Goodwill (Notes 2 and 6)	1,402,470	1,296,597
Other assets	284,271	292,201

Total assets	$7,355,119	$6,215,693

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Borrowings due within one year (Note 7)	$53,367	$316,016
Accounts payable	2,228,017	1,654,154
Accrued expenses and other (Note 8)	495,601	468,154

Total current liabilities	2,776,985	2,438,324
Long-term debt, less due within one year (Note 7)	1,155,990	918,810
Other long-term liabilities (Note 10)	21,499	27,376

Total liabilities	3,954,474	3,384,510

Commitments and contingencies (Notes 11 and 13)
Shareholders’ equity (Notes 4, 12 and 14):
Common stock $1.00 par; authorized 300,000,000 shares; issued 149,826,000 shares and 146,667,000 shares, respectively	149,826	146,667
Additional paid-in capital	1,094,210	1,010,336
Retained earnings	1,880,642	1,487,575
Accumulated other comprehensive income (Note 4)	276,509	186,876
Treasury stock at cost, 20,018 shares and 11,846 shares, respectively	(542)	(271)

Total shareholders’ equity	3,400,645	2,831,183

Total liabilities and shareholders’ equity	$7,355,119	$6,215,693

See notes to consolidated financial statements

AVNET, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

	Years Ended
	June 30,	July 1,	July 2,
	2007	2006	2005
	(Thousands, except per share amounts)

Sales	$15,681,087	$14,253,630	$11,066,816
Cost of sales (Note 17)	13,632,468	12,414,647	9,607,833

Gross profit	2,048,619	1,838,983	1,458,983
Selling, general and administrative expenses	1,362,993	1,344,922	1,137,667
Restructuring, integration and other items (Note 17)	7,353	60,983	—

Operating income	678,273	433,078	321,316
Other income, net	9,876	4,760	3,499
Interest expense	(77,172)	(96,505)	(85,056)
Gain (loss) on sale of business lines, net (Note 2)	3,000	(2,601)	—
Debt extinguishment costs (Note 7)	(27,358)	(22,585)	—

Income before income taxes	586,619	316,147	239,759
Income tax provision (Note 9)	193,552	111,600	71,520

Net income	$393,067	$204,547	$168,239

Net earnings per share (Note 14):
Basic	$2.65	$1.40	$1.39

Diluted	$2.63	$1.39	$1.39

Shares used to compute earnings per share (Note 14):
Basic	148,032	145,942	120,629

Diluted	149,613	147,150	121,469

See notes to consolidated financial statements

AVNET, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY
Years Ended July 1, 2006, July 2, 2005 and July 3, 2004

				Accumulated
		Additional		Other		Total
	Common	Paid-in	Retained	Comprehensive	Treasury	Shareholders’
	Stock	Capital	Earnings	Income	Stock	Equity
	(Thousands)

Balance, July 3, 2004	120,483	$567,060	$1,114,789	$151,195	$(101)	$1,953,426
Net income	—	—	168,239	—	—	168,239
Translation adjustments (Note 4)	—	—	—	(8,825)	—	(8,825)
Minimum pension liability adjustment, net of tax of $11,877 (Notes 4, 10 and 15)	—	—	—	(18,665)	—	(18,665)

Comprehensive income (Note 4)						140,749

Stock option and incentive programs, including related tax benefits of $102	288	2,578	—	—	(8)	2,858

Balance, July 2, 2005	120,771	569,638	1,283,028	123,705	(109)	2,097,033
Net income	—	—	204,547	—	—	204,547
Translation adjustments (Note 4)	—	—	—	43,251	—	43,251
Minimum pension liability adjustment, net of tax of $13,059 (Notes 4, 10 and 15)	—	—	—	19,920	—	19,920

Comprehensive income (Note 4)						267,718

Stock issued for acquisition of Memec	24,011	394,194	—	—	—	418,205
Stock option and incentive programs, including related tax benefits of $112	1,885	46,504	—	—	(162)	48,227

Balance at July 1, 2006	146,667	1,010,336	1,487,575	186,876	(271)	2,831,183
Net income	—	—	393,067	—	—	393,067
Translation adjustments (Note 4)	—	—	—	83,094	—	83,094
Pension liability adjustment, net of tax of $4,181(Notes 4, 10 and 15)	—	—	—	6,539	—	6,539

Comprehensive income (Note 4)						482,700

Stock option and incentive programs, including related tax benefits of $15,597	3,159	83,874	—	—	(271)	86,762

Balance, June 30, 2007	149,826	$1,094,210	$1,880,642	$276,509	$(542)	$3,400,645

See notes to consolidated financial statements

AVNET, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Years Ended
	June 30,	July 1,	July 2,
	2007	2006	2005
	(Thousands)

Cash flows from operating activities:
Net income	$393,067	$204,547	$168,239
Non-cash and other reconciling items:
Depreciation and amortization	53,775	66,526	61,746
Deferred income taxes (Note 9)	99,604	52,169	63,734
Non-cash restructuring and other charges (Note 17)	1,404	15,308	—
Stock-based compensation (Note 12)	24,250	18,096	1,135
Other, net (Note 15)	26,341	47,667	45,980
Changes in (net of effects from business acquisitions):
Receivables	(129,351)	(254,691)	(168,892)
Inventories	53,678	(142,563)	144,004
Accounts payable	262,192	99,670	191,270
Accrued expenses and other, net	(60,321)	(125,843)	(45,380)

Net cash flows provided by (used for) operating activities	724,639	(19,114)	461,836

Cash flows from financing activities:
Issuance of notes in public offerings, net of issuance costs (Note 7)	593,169	246,483	—
Repayment of notes (Note 7)	(505,035)	(369,965)	(89,589)
(Repayment of) proceeds from bank debt, net	(122,999)	89,511	(10,789)
Payment of other debt, net (Note 7)	(780)	(643)	(86)
Other, net (Note 15)	69,512	30,991	2,274

Net cash flows provided by (used for) financing activities	33,867	(3,623)	(98,190)

Cash flows from investing activities:
Purchases of property, plant and equipment	(58,782)	(51,803)	(31,338)
Cash proceeds from sales of property, plant and equipment	2,774	4,368	7,271
Acquisitions and investments, net (Note 2)	(433,231)	(317,114)	(3,563)
Cash proceeds from divestitures, net (Note 2)	3,445	22,779	—

Net cash flows used for investing activities	(485,794)	(341,770)	(27,630)

Effect of exchange rate changes on cash and cash equivalents	7,925	3,353	(10,816)

Cash and cash equivalents:
— increase (decrease)	280,637	(361,154)	325,200
— at beginning of year	276,713	637,867	312,667

— at end of year	$557,350	$276,713	$637,867

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

During fiscal 2007, the Company reviewed its method of recording revenue related to sales of supplier service contracts and now classifies such contracts on a net revenue basis. See Revenue Recognition in this Note 1 for further discussion.

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

Goodwill — Goodwill represents the excess of the purchase price over the fair value of net assets acquired. In accordance with the Financial Accounting Standards Board (“FASB”) Statement of Financial Accounting Standards No. 142 (“SFAS 142”), Goodwill and Other Intangible Assets, the Company does not amortize goodwill. Instead, annual tests for goodwill impairment are performed by applying a fair-value based test to Avnet’s reporting units, defined as each of the three regional businesses, which are the Americas, EMEA (Europe, Middle East and Africa), and Asia, within each of the Company’s operating groups. The Company conducts its periodic test for goodwill impairment annually, on the first day of the fiscal fourth quarter. A two-step process is used to evaluate goodwill for impairment. The first step is to determine if there is an indication of impairment by comparing the estimated fair value of each reporting unit to its carrying value including existing goodwill. Goodwill is considered impaired if the carrying value of a reporting unit exceeds the estimated fair value. The second step, which is performed only if there is an indication of impairment, determines the amount of the impairment by comparing the

AVNET, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

implied fair value of the reporting unit’s goodwill with its carrying value. To estimate fair value of each reporting unit, the Company uses a combination of present value and multiple of earnings valuation techniques. The estimated fair values could change in the future due to changes in market and business conditions that could affect the assumptions and estimates used in these valuation techniques. Furthermore, in a cyclical business, the timing of a valuation may be an important factor in the outcome of the valuation exercise. The Company’s annual impairment tests in fiscal 2007, 2006 and 2005 yielded no impairments to the carrying value of the Company’s goodwill.

Foreign currency translation — The assets and liabilities of foreign operations are translated into U.S. dollars at the exchange rates in effect at the balance sheet date, with the related translation gains and losses reported as a separate component of shareholders’ equity and comprehensive income. Results of operations are translated using the average exchange rates prevailing throughout the period. Transactions denominated in currencies other than the functional currency of the Avnet business unit that is party to the transaction (primarily trade receivables and payables) are translated at exchange rates in effect at the balance sheet date or upon settlement of the transaction. Gains and losses from such translation are recorded to the consolidated statements of operations as a component of “other income, net.” In fiscal 2007, 2006 and 2005, the Company’s net losses on foreign currency translation (including the impact of foreign currency hedges in place) totaled $2,320,000, $3,449,000 and $737,000, respectively.

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

No provision for U.S. income taxes has been made for approximately $908,600,000 of cumulative unremitted earnings of foreign subsidiaries at June 30, 2007 because those earnings are expected to be permanently reinvested outside the U.S. A hypothetical calculation of the deferred tax liability, assuming that earnings were remitted, is not practicable.

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

AVNET, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

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

During the third quarter of fiscal 2007, in conjunction with the acquisition of Access and reflecting recent industry trends, the Company reviewed its method of recording revenue related to the sales of supplier service contracts and determined that such sales will now be classified on a net revenue basis rather than on a gross basis beginning the third quarter of fiscal 2007. Although this change reduces sales and cost of sales for the Technology Solutions operating group and on a consolidated basis, it has no impact on operating income, net income, cash flow or the balance sheet. The impact of this change on prior periods is that sales and cost of sales would have been reduced by $214,417,000, or 2.8%, for the first half of fiscal 2007 which is the period in fiscal 2007 before the change was effective, by $387,326,000, or 2.7%, for fiscal 2006 and $340,282,000, or 3.1%, fiscal 2005.

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

Comprehensive income — Comprehensive income represents net income for the year adjusted for changes in shareholders’ equity from non-shareholder sources. Accumulated comprehensive income items typically include currency translation and the impact of the Company’s pension liability adjustment, net of tax (see Note 4).

Stock-based compensation — Beginning in fiscal 2006, the Company adopted Statement of Financial Accounting Standards No. 123 (Revised 2004), Share-based Payment (“SFAS 123R”), which revises SFAS No. 123, Accounting for Stock-based Compensation and supersedes Accounting Principles Board Opinion No. 25 (“APB 25”), Accounting for Stock Issued to Employees. SFAS 123R requires all share-based payments, including grants of employee stock options, be measured at fair value and expensed in the consolidated statement of operations over the service period (see Note 12). Prior to fiscal 2006, the Company accounted for its stock-based compensation plans using the intrinsic value method initially prescribed by APB 25. In applying APB 25, no expense was recognized upon grant of stock options under the Company’s various stock option plans, except in the rare circumstances where the exercise price was less than the fair market value on the grant date, nor was expense recognized in connection with shares purchased by employees under the Employee Stock Purchase Plan (see Note 12).

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

Fair value of financial instruments — The carrying amounts of the Company’s financial instruments, including cash and cash equivalents, receivables and accounts payable approximate their fair values at June 30, 2007 due to the short-term nature of these instruments. See Note 7 for further discussion of the fair value of the

AVNET, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Company’s fixed rate long-term debt instruments and see Investments in this Note 1 for further discussion of the fair value of the Company’s investments in unconsolidated entities.

Accounts receivable securitization — The Company has an accounts receivable securitization program whereby the Company may sell receivables in securitization transactions and retain a subordinated interest and servicing rights to those receivables. The Company accounts for the program under the FASB’s Statement of Financial Accounting Standards No. 140 (“SFAS 140”), Accounting for Transfers and Servicing of Financial Assets and Extinguishment of Liabilities. The securitization program is accounted for as an on-balance sheet financing through the securitization of accounts receivable (see Note 3). The gain or loss on sales of receivables is determined at the date of transfer based upon the relative fair value of the assets sold and the interests retained. The Company estimates fair value based on the present value of future expected cash flows using management’s best estimates of the key assumptions, including collection period and discount rates.

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

The Company has also entered into hedge transactions that convert certain fixed rate debt to variable rate debt, effectively hedging the change in fair value of the fixed rate debt resulting from fluctuations in interest rates. To the extent the Company enters into such hedge transactions, those fair value hedges and the hedged debt are adjusted to current market values through interest expense in accordance with SFAS 133, as amended (see Note 7).

The Company generally does not hedge its investment in its foreign operations. The Company does not enter into derivative financial instruments for trading or speculative purposes and monitors the financial stability and credit standing of its counterparties.

Fiscal year — The Company operates on a “52/53 week” fiscal year, which ends on the Saturday closest to June 30th. Fiscal 2007, 2006 and 2005 all contained 52 weeks. Unless otherwise noted, all references to “fiscal 2007” or any other “year” shall mean the Company’s fiscal year.

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

Recent accounting pronouncements — In December 2006, the FASB issued Staff Position No. EITF 00-19-2, Accounting for Registration Payment Arrangements (“FSP EITF 00-19-2”). FSP EITF 00-19-2 specifics that the contingent obligation to make future payments or otherwise transfer consideration under a registration payment arrangement, whether issued as a separate arrangement or included as a provision of a financial instrument or other

AVNET, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

arrangement, should be separately recognized and measured in accordance with FASB Statement No. 5, Accounting for Contingencies. FSP EITF 00-19-2 also requires additional disclosure regarding the nature of any registration payment arrangements, alternative settlement methods, the maximum potential amount of consideration and the current carrying amount of the liability, if any. FSP EITF 00-19-2 is effective beginning fiscal 2008. The adoption of FSP EITF 00-19-2 will not have a material effect on the Company’s consolidated financial statements.

In September 2006, the SEC issued Staff Accounting Bulletin No. 108, Considering the Effects of Prior Year Misstatements when Quantifying Current Year Misstatements (“SAB 108”). SAB 108 requires analysis of misstatements using both an income statement (rollover) approach and a balance sheet (iron curtain) approach in assessing materiality and provides for a one-time cumulative effect transition adjustment. SAB 108 is effective for fiscal year end 2007. The adoption of SAB 108 did not have a material impact on the Company’s consolidated financial statements.

In September 2006, the FASB issued Statement of Financial Accounting Standard (“SFAS”) No. 158, Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans (“SFAS 158”). SFAS 158 requires the recognition in the balance sheet of the overfunded or underfunded positions of defined benefit pension and other postretirement plans, along with a corresponding non-cash after-tax adjustment to stockholders’ equity. SFAS 158 is effective for fiscal year end 2007. Other than enhanced disclosure, the adoption of SFAS 158 did not have a material impact on the Company’s consolidated financial statements. See Note 10 for further discussion.

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

In July 2006, the FASB issued Interpretation No. 48 (“FIN 48”), Accounting for Uncertainty in Income Taxes — an interpretation of FASB Statement No. 109 (“SFAS 109”). FIN 48 clarifies the accounting for uncertainty in income taxes recognized in an entity’s financial statements in accordance with SFAS 109 and prescribes that a company should use a more-likely-than-not recognition threshold based on the technical merits of the tax position taken or expected to be taken. Tax positions that meet the more-likely-than-not recognition threshold should be measured in order to determine the tax benefit to be recognized in the financial statements. Additionally, FIN 48 provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure and transition. The Company will adopt FIN 48 (as amended by FASB Staff Position No. FIN 48-1, Definition of Settlement in FASB Interpretation No. 48) beginning fiscal 2008. The adoption of FIN 48 will not have a material impact on the Company’s consolidated financial statements.

In March 2006, FASB issued SFAS No. 156, Accounting for Servicing of Financial Assets — an Amendment of FASB Statement No. 140” (“SFAS 156”). SFAS 156 provides guidance on the accounting for servicing assets and liabilities when an entity undertakes an obligation to service a financial asset by entering into a servicing contract. This statement is effective for all transactions at the beginning of fiscal 2008. The adoption of SFAS 156 will not have a material impact on the Company’s consolidated financial condition or results of operations.

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

AVNET, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

2.	Acquisitions, divestitures and investments

Fiscal 2008

Subsequent to June 30, 2007, the Company announced a definitive agreement to acquire certain assets representing the European Enterprise Infrastructure division of Magirus Group, a value-added distributor. The business to be acquired is a distributor of servers, storage systems, software and services of IBM and Hewlett-Packard to resellers in seven European countries and Dubai and currently has annual revenues of approximately $500 million. Subject to regulatory approval, the acquisition is expected to close in October 2007 and is anticipated to be integrated into TS by the end of fiscal 2008. Also, subsequent to June 30, 2007, the Company acquired Flint Distribution Ltd., a UK-based interconnect, passive and electromechanical distributor with annual revenues of approximately $40 million which will be integrated into the EM.

Fiscal 2007

During the fourth quarter of fiscal 2007, the Company acquired Azure Technology, an IT solutions provider in Asia that specializes in systems infrastructure and application solutions services. The acquired business operates in Singapore and Malaysia and is focused on the distribution of IBM systems and solutions with annual revenues of approximately $90 million.

During the third quarter of fiscal 2007, the Company recorded a gain on the sale of a business in the amount of $3,000,000 pre-tax, $1,814,000 after tax and $0.01 per share on a diluted basis related to the receipt of contingent proceeds from the fiscal 2006 sale of a TS business in the Americas.

On December 31, 2006, the first day of Avnet’s third quarter of fiscal 2007, the Company completed the acquisition of Access Distribution (“Access”), a leading value-added distributor of complex computing solutions, which recorded sales of $1.90 billion in calendar year 2006. The preliminary purchase price of $437,554,000, which is subject to adjustment based upon the audited closing net book value, was funded primarily with debt, plus cash on hand. The preliminary purchase price includes an estimate of the amount due to seller based on the preliminary closing net book value. The Access business has been integrated into the TS Americas and EMEA operations as of the end of fiscal 2007.

Preliminary allocation of Access purchase price

The Access acquisition is accounted for as a purchase business combination. Assets acquired and liabilities assumed are recorded in the accompanying consolidated balance sheet at their estimated fair values as of December 31, 2006. A preliminary allocation of purchase price to the assets acquired and liabilities assumed at the date of acquisition is presented in the following table. This allocation is based upon preliminary valuations using management’s estimates and assumptions. This preliminary allocation is subject to refinement as the Company has not received the final audited closing balance sheet and has not yet completed its evaluation of the fair value of assets and liabilities acquired. In addition, the assets and liabilities in the following table include preliminary liabilities recorded for actions taken as a result of plans to integrate the acquired operations into Avnet’s existing operations. Preliminary purchase accounting adjustments include the following exit-related and fair value adjustments: (1) severance costs for Access workforce reductions; (2) lease commitments for leased Access facilities that will no longer be used; (3) commitments related to other contractual obligations that have no on-going benefit to the combined business; (4) write-offs or write-downs in the value of certain Access information technology assets and other fixed assets that will not be utilized in the combined businesses, and (5) other adjustments to record the acquired assets and liabilities at fair value in accordance with Statement of Financial Accounting Standards No. 141, Business Combinations. As mentioned, these adjustments are preliminary;

AVNET, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

however, the Company expects any further adjustments to be completed within the purchase price allocation period, which is generally within one year of the acquisition date (December 29, 2007 in the case of Access).

During the fourth quarter of fiscal 2007, the Company completed its valuation of the identifiable intangible assets that resulted from the Access acquisition. The Company allocated $32,800,000 of purchase price to customer relationship intangible assets which management estimates to have a life of ten years (see Note 6).

Substantially all of the goodwill generated by the Access acquisition is expected to be deductible for tax purposes, although the Company has not yet quantified the deductible portion.

December 31, 2006
(Thousands)

Current assets	$650,435
Property, plant and equipment	5,209
Goodwill	92,804
Amortizable intangible asset	32,800
Other assets	438

Total assets acquired	781,686
Current liabilities	344,132

Net assets acquired (gross purchase price)	$437,554
Less: cash acquired	(9,861)

Purchase price, net of cash acquired	$427,693

The integration of Access into the Americas and EMEA regions of the Technology Solutions operations was complete as of the end of fiscal 2007. The Access acquisition provides a portfolio of technology products that management believes is complementary to Avnet’s existing offerings. Management estimates it has achieved its targeted annualized operating expense synergies as of the completion of the integration and believes the acquisition will contribute to the attainment of the Company’s financial goals. The combination of these factors is the rationale for the excess of purchase price paid over the value of assets and liabilities acquired.

Preliminary Access acquisition-related exit activity accounted for in purchase accounting

As a result of the acquisition of Access, the Company established and approved plans to integrate the acquired operations into the Americas and EMEA regions of the Company’s TS operations, for which the Company recorded $5.0 million in preliminary exit-related purchase accounting adjustments during fiscal 2007. These exit-related liabilities consisted of severance for workforce reductions, non-cancelable lease commitments and lease termination charges for leased facilities, and other contract termination costs associated with the exit activities.

The following table summarizes the exit-related acquisition reserves that have been preliminarily established through purchase accounting and related activity that occurred during fiscal 2007:

	Severance	Facility Exit
	Reserves	Reserves	Other	Total
	(Thousands)

Purchase accounting adjustments	$3,020	$1,826	$147	$4,993
Amounts utilized	(603)	(27)	(38)	(668)
Other, principally foreign currency translation	6	10	3	19

Balance at June 30, 2007	$2,423	$1,809	$112	$4,344

AVNET, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Total amounts utilized for exit-related activities during fiscal 2007 consisted of $668,000 in cash payments. As of June 30, 2007, management expects the majority of the severance and other contractual obligations reserves to be utilized by the end of fiscal 2008 and expects the majority of the facility exit costs to be utilized by fiscal 2013.

The exit-related purchase accounting reserves established for severance relate to the reduction of 80 Access personnel in the Americas and EMEA regions, and consisted primarily of administrative, finance and certain operational functions. These reductions are based on management’s assessment of redundant Access positions compared with existing Avnet positions. Severance reserves, particularly those estimated to date for the EMEA region, may be adjusted during the purchase price allocation period because these costs are subject to local regulations and approvals. The costs presented in the “Facility Exit Reserves” column of the preceding table consist of estimated future payments for non-cancelable leases and early lease termination costs for two facilities, one in the Americas and one in EMEA. The costs presented in the “Other” column of the preceding table include early termination costs for contracts that have no future benefit to the on-going combined business.

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

	Pro Forma Results
	Fiscal 2007	Fiscal 2006
	(Thousands, except per share data)

Pro forma sales	$16,603,628	$16,108,931
Pro forma operating income	714,890	501,292
Pro forma net income	406,881	232,917
Pro forma diluted earnings per share	$2.72	$1.58

Combined results for Avnet and Access were adjusted for the following in order to create the unaudited pro forma results in the table above:

•	$2,598,000 pre-tax, $1,741,000 after tax and $0.01 per diluted share, and $6,163,000 pre-tax, $3,987,000 after tax and $0.03 per diluted share for fiscal 2007 and 2006, respectively, for amortization expense relating to intangible assets written off upon acquisition.

•	$10,429,000 pre-tax, $6,988,000 after tax and $0.05 per diluted share, and $20,858,000 pre-tax, $13,495,000 after tax and $0.09 per diluted share, for fiscal 2007 and 2006, respectively, for interest expense relating to borrowings used to fund the acquisition. For the pro forma results presented above, the borrowings were assumed to be outstanding for the entire periods presented above.

Fiscal 2006

Memec Acquisition

On July 5, 2005, the Company acquired Memec Group Holdings Limited (“Memec”), a global distributor that marketed and sold a portfolio of semiconductor devices from industry-leading suppliers in addition to providing customers with engineering expertise and design services. Memec was fully integrated into the Electronics Marketing group of Avnet as of the end of fiscal 2006. The consideration for the Memec acquisition consisted of stock and cash valued at approximately $506,882,000 including transaction costs, plus the assumption of $239,960,000 of Memec’s net debt (debt less cash acquired). All but $27,343,000 of this acquired net debt was repaid upon the closing of the acquisition. Under the terms of the purchase, Memec investors received

AVNET, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

24,011,000 shares of Avnet common stock plus $63,957,000 of cash. The shares of Avnet common stock were valued at $17.42 per share, which represents the five-day average stock price beginning two days before the acquisition announcement on April 26, 2005.

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

The following table summarizes the utilization of reserves during fiscal 2007 related to exit activities established through purchase accounting in connection with the acquisition of Memec:

	Severance	Facility Exit
	Reserves	Reserves	Other	Total
	(Thousands)

Balance at July 1, 2006	$1,610	$18,605	$2,457	$22,672
Amounts utilized	(697)	(6,570)	(449)	(7,716)
Adjustments	(528)	(56)	—	(584)
Other, principally foreign currency translation	38	30	1	69

Balance at June 30, 2007	$423	$12,009	$2,009	$14,441

Total amounts utilized for exit-related activities during fiscal 2007 consisted of $7,716,000 in cash payments and $584,000 in severance and lease reserves deemed excessive and therefore reversed through goodwill during fiscal 2007. Cash payments for severance are expected to be substantially paid out by the end of fiscal 2008, whereas reserves for other contractual commitments, particularly for certain lease commitments, will extend into fiscal 2013.

During the third quarter of fiscal 2006, the Company completed the divestiture of two end-user business lines in its Technology Solutions (“TS”) Americas business. In January 2006, the Company sold its TS Americas end-user enterprise server and storage business line to a value-added reseller for net proceeds of $11,190,000. This business line sold various products and services directly to end-users. The Company concurrently executed an exclusive distribution agreement whereby the acquiring company is to procure certain enterprise computer products under customary terms from Avnet for a five-year contract period.

In February 2006, the Company contributed cash and certain operating assets and liabilities of its TS Americas end-user network solutions business line into a joint venture with Calence Inc. in exchange for an investment interest in the joint venture, called Calence LLC. This business line provided network and related products and services directly to customers and generated annual revenues of less than $200,000,000 for Avnet. Avnet’s initial equity investment in Calence LLC of $18,799,000 (consisting of $13,948,000 in cash paid and $4,851,000 of net assets contributed) is being accounted for under the equity method, with this investment included in other long-term assets on the accompanying consolidated balance sheet.

In April 2006, the Company sold the net assets of two small, non-core EM specialty businesses in EMEA and retained a 16% investment in one of the businesses following the sale. Net proceeds received from the sale of these two businesses were $11,589,000.

As a result of these divestitures, the Company recorded a net pre-tax loss of $2,601,000 during fiscal 2006.

3.	Accounts receivable securitization

The Company has an accounts receivable securitization program (the “Program”) with a group of financial institutions that allows the Company to sell, on a revolving basis, an undivided interest of up to $450,000,000 in eligible U.S. receivables while retaining a subordinated interest in a portion of the receivables. Financing under the

AVNET, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Program does not qualify as off-balance sheet financing. As a result, the receivables and related debt obligation remain on the Company’s consolidated balance sheet as amounts are drawn on the Program. The Company continues servicing the sold receivables and charges the third party conduits a monthly servicing fee at market rates; accordingly, no servicing asset or liability has been recorded. The Program has a one year term expiring at the end of August 2007 which the Company has renewed for another year on comparable terms. At June 30, 2007, there were no amounts outstanding under the Program.

Expenses associated with the Program consisted of program, facility and professional fees of $1,890,000, $1,678,000 and $2,999,000, respectively, for fiscal 2007, 2006 and 2005. Costs associated with the Program were recorded in selling, general and administrative expenses in the accompanying consolidated statements of operations. To the extent there have been drawings under the Program, the Company has historically measured the fair value of its retained interests at the time of a securitization using a present value model incorporating two key assumptions: (1) a weighted average life of trade accounts receivable of 45 days and (2) a discount rate of 6.75% per annum.

4.	Comprehensive income

The following table illustrates the balances of comprehensive income items at June 30, 2007, July 1, 2006 and July 2, 2005:

	June 30,	July 1,	July 2,
	2007	2006	2005
	(Thousands)

Accumulated translation adjustments, net	$306,198	$223,104	$179,853
Accumulated pension liability adjustments, net of income taxes	(29,689)	(36,228)	(56,148)

Total	$276,509	$186,876	$123,705

5.	Property, plant and equipment, net

Property, plant and equipment are recorded at cost and consist of the following:

	June 30,	July 1,
	2007	2006
	(Thousands)

Land	$5,118	$4,326
Buildings	87,323	81,619
Machinery, fixtures and equipment	519,256	494,660
Leasehold improvements	44,461	39,750

	656,158	620,355
Less — accumulated depreciation and amortization	(476,625)	(460,922)

	$179,533	$159,433

Depreciation and amortization expense related to property, plant and equipment was $43,734,000, $55,053,000 and $55,955,000 in fiscal 2007, 2006 and 2005, respectively.

AVNET, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

6.	Goodwill and intangible assets

The following table presents the carrying amount of goodwill, by reportable segment, for the periods presented:

	Electronics	Technology
	Marketing	Solutions	Total

Carrying value at July 1, 2006	$1,037,469	$259,128	$1,296,597
Additions	7,286	101,382	108,668
Adjustments	(5,898)	—	(5,898)
Foreign currency translations	352	2,751	3,103

Carrying value at June 30, 2007	$1,039,209	$363,261	$1,402,470

The goodwill activity for EM consisted of additions related to the acquisition of a small distribution business in Italy (see Note 2). Adjustments to EM goodwill included the release of certain valuation allowances established through purchase accounting against acquired deferred tax assets which were subsequently realized (see Note 9). In addition, adjustments were made for exit-related reserves associated with acquisitions which were initially recorded through purchase accounting. These reserves were subsequently deemed excessive and reversed through goodwill. The addition of goodwill for TS is primarily the result of the Access acquisition and Azure (see Note 2).

As of June 30, 2007, the Company had customer relationship intangible assets associated with the Memec and Access acquisitions (see Note 2), which are being amortized over ten years. Intangible asset amortization expense during fiscal year 2007 and 2006 was $5,800,000 and $4,160,000, respectively, which included amortization expense for a tradename acquired with Memec which is fully amortized as of the end of fiscal 2007 and six months of amortization expense for the Access customer relationship intangible asset that was acquired at the beginning of the third quarter of fiscal 2007. Amortization expense for the next five years is expected to be $5,540,000 each year.

7.	External financing

Short-term debt consists of the following:

	June 30,	July 1,
	2007	2006
	(Thousands)

8.00% Notes due November 15, 2006	$—	$143,675
Bank credit facilities	51,534	130,725
Accounts receivable securitization	—	40,000
Other debt due within one year	1,833	1,616

Short-term debt	$53,367	$316,016

During the second quarter of fiscal 2007, the Company repaid the remaining $143,675,000 of the 8.00% Notes that matured on November 15, 2006.

Bank credit facilities consist of various committed and uncommitted lines of credit with financial institutions utilized primarily to support the working capital requirements of foreign operations. The weighted average interest rate on the bank credit facilities was 1.5% at June 30, 2007 and 4.1% at July 1, 2006. Although interest rates generally rose during fiscal 2007, the weighted average rate at June 30, 2007 is lower than at July 1, 2006 primarily due to the Japanese bank credit facilities for which the interest rates averaged 1.5%.

The Company has an accounts receivable securitization program (the “Program”) with a group of financial institutions that allows the Company to sell, on a revolving basis, an undivided interest of up to $450,000,000 in eligible receivables while retaining a subordinated interest in a portion of the receivables. The Program does not

AVNET, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

qualify for sale treatment, as a result, any borrowings under the Program are recorded as debt on the consolidated balance sheet. The Program has a one year term that expires in August 2007 which has been renewed on comparable terms. There were no amounts outstanding under the Program at June 30, 2007.

Long-term debt consists of the following:

	June 30,	July 1,
	2007	2006
	(Thousands)

9 3/4% Notes due February 15, 2008 (redeemed October 12, 2006)	$—	$361,360
5.875% Notes due March 15, 2014	300,000	—
6.00% Notes due September 1, 2015	250,000	250,000
6.625% Notes due September 15, 2016	300,000	—
2% Convertible Senior Debentures due March 15, 2034	300,000	300,000
Other long-term debt	9,073	16,272

Subtotal	1,159,073	927,632
Discount on notes	(3,083)	(1,341)
Fair value adjustment for hedged 9 3/4% Notes	—	(7,481)

Long-term debt	$1,155,990	$918,810

During March 2007, the Company issued $300,000,000 of 5.875% Notes due March 15, 2014. The proceeds from the offering, net of discount and underwriting fees, were $297,084,000, and were used to repay amounts outstanding under the Company’s Credit Facility (defined below) and the Program. The borrowings under the Credit Facility and the Program were used to fund the Access acquisition.

During October 2006, the Company redeemed all of its outstanding ($361.4 million) 9 3/4% Notes due February 15, 2008 (the “9 3/4% Notes”). The Company used the net proceeds amounting to $296,085,000 from the issuance in September 2006 of $300,000,000 principal amount of 6.625% Notes due September 15, 2016, plus available liquidity, to repurchase the 9 3/4% Notes. In connection with the repurchase, the Company terminated two interest rate swaps with a total notional amount of $200,000,000 that hedged a portion of the 9 3/4% Notes. Debt extinguishment costs incurred in the first quarter of fiscal 2007 as a result of the redemption totaled $27,358,000 pre-tax, $16,538,000 after tax, or $0.11 per share on a diluted basis, and consisted of $20,322,000 for a make-whole redemption premium, $4,939,000 associated with the two interest rate swap terminations, and $2,097,000 to write-off certain deferred financing costs.

The Company has an unsecured $500,000,000 credit facility with a syndicate of banks (the “Credit Facility”), expiring in October 2010. The Company may select from various interest rate options, currencies and maturities under the Credit Facility. The Credit Facility contains certain covenants, all of which the Company was in compliance with as of June 30, 2007. At June 30, 2007, there were no borrowings outstanding under the Credit Facility and $21,152,000 of letters of credit issued under the Credit Facility which represents a utilization of the Credit Facility capacity but they are not recorded in the consolidated balance sheet as the letters of credit are not debt. As of July 1, 2006, there was $6,000,000 drawn under the Credit Facility included in “other long-term debt” in the preceding table and $22,925,000 in letters of credit issued under the Credit Facility.

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

AVNET, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

In June 2006, the Company repurchased $113,640,000 of the $475,000,000 of 9 3/4% Notes due February 15, 2008 (the 9 3/4% Notes”) and, in connection with this repurchase, the Company terminated one of the interest rate swaps with a notional amount of $100,000,000 that hedged a portion of the 9 3/4% Notes. The termination of this swap and repurchase of the related hedged debt (9 3/4% Notes) resulted in debt extinguishment costs of $10,919,000 pre-tax, $6,601,000 after tax and $0.04 per share on a diluted basis. As a result of the tender and total repurchases in fiscal 2006, as previously described, and the termination of interest rate swaps noted below, the Company incurred total debt extinguishment costs of $22,585,000 pre-tax, $13,653,000 after tax and $0.09 per share on a diluted basis, relating primarily to premiums and other transaction costs.

The $300,000,000 2% Convertible Senior Debentures due March 15, 2034 (the “Debentures”) are convertible into Avnet common stock at a rate of 29.5516 shares of common stock per $1,000 principal amount of Debentures. The Debentures are only convertible under certain circumstances, including if: (i) the closing price of the Company’s common stock reaches $45.68 per share (subject to adjustment in certain circumstances) for a specified period of time; (ii) the average trading price of the Debentures falls below a certain percentage of the conversion value per Debenture for a specified period of time; (iii) the Company calls the Debentures for redemption; or (iv) certain corporate transactions, as defined, occur. Upon conversion, the Company will deliver cash in lieu of common stock as the Company made an irrevocable election in December 2004 to satisfy the principal portion of the Debentures, if converted, in cash. The Company may redeem some or all of the Debentures for cash any time on or after March 20, 2009 at the Debentures’ full principal amount plus accrued and unpaid interest, if any. Holders of the Debentures may require the Company to purchase, in cash, all or a portion of the Debentures on March 15, 2009, 2014, 2019, 2024 and 2029, or upon a fundamental change, as defined, at the Debentures’ full principal amount plus accrued and unpaid interest, if any.

The hedged fixed rate debt and the interest rate swaps outstanding at the end of fiscal 2006 were adjusted to current market values through interest expense in the accompanying consolidated statements of operations. The Company accounts for hedges using the shortcut method as defined under Statement of Financial Accounting Standards No. 133, Accounting for Derivative Instruments and Hedging Activities, as amended by Statement of Financial Accounting Standards No. 138, Accounting for Certain Derivative Instruments and Hedging Activities. Due to the effectiveness of the hedges since inception, the market value adjustments for the hedged debt and the interest rate swaps directly offset one another. The fair value of the interest rate swaps at July 1, 2006 was a liability of $7,481,000 which is included in “other long-term liabilities” and a corresponding fair value adjustment of the hedged debt decreased long-term debt by the same amount. As discussed previously in this Note 7, the Company terminated all remaining interest rate swaps during the first quarter of fiscal 2007 in connection with the redemption of the 9 3/4% Notes.

The Company had total borrowing capacity of $950,000,000 at June 30, 2007 under the Amended Credit Facility and the accounts receivable securitization program (see Note 3), against which $21,152,000 in letters of credit were issued under the Amended Credit Facility as of June 30, 2007, resulting in $928,848,000 of net availability. Although these issued letters of credit are not actually drawn upon at June 30, 2007, they utilize borrowing capacity under the Amended Credit Facility and are considered in the overall borrowing capacity noted above.

AVNET, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Aggregate debt maturities for fiscal 2008 through 2012 and thereafter are as follows (in thousands):

2008	$53,367
2009	1,744
2010	1,795
2011	1,923
2012	1,112
Thereafter	1,152,499

Subtotal	1,212,440
Discount on notes	(3,083)

Total debt	$1,209,357

At June 30, 2007, the fair value, generally based upon quoted market prices, of the 5.875% Notes due 2014 is $293,400,000, the fair value of the 6.00% Notes due 2015 is $236,405,000, the fair value of the 6.625% Notes due 2016 is $304,308,000 and the fair value of the 2% Convertible Senior Debentures due 2034 is $372,000,000.

8.	Accrued expenses and other

Accrued expenses and other consist of the following:

	June 30,	July 1,
	2007	2006
	(Thousands)

Payroll, commissions and related accruals	$181,483	$153,041
Income taxes	157,750	137,995
Other	156,368	177,118

	$495,601	$468,154

At June 30, 2007 and July 1, 2006, accruals for income tax contingencies of $104,216,000 and $90,119,000, respectively, are included in accrued income taxes. These contingency reserves relate to various tax matters and result from dealing with uncertainties in the application of complex tax regulations in the large number of global tax jurisdictions in which the Company operates. In accordance with Statement of Financial Accounting Standard No. 5, Accounting for Contingencies, the Company recognizes these tax liabilities based upon best estimates of whether, and the extent to which, additional taxes and interest may be due. These reserves are adjusted as facts and circumstances change. During fiscal 2007, Avnet recorded additional tax contingency reserves for exposures in the EMEA and Asia regions which were partially offset with a favorable audit settlement. During fiscal 2006, Avnet acquired income tax contingency reserves as a result of the Memec acquisition and recorded additional contingency reserves for tax exposures in the EMEA and Asia regions, partially offset by the favorable settlement of a European audit.

9.	Income taxes

The components of the provision for income taxes are indicated in the table below. The tax provision for deferred income taxes results from temporary differences arising principally from inventory valuation, accounts receivable valuation, net operating losses, certain accruals and depreciation, net of any changes to the valuation allowance.

AVNET, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

	Years Ended
	June 30,	July 1,	July 2,
	2007	2006	2005
	(Thousands)

Current:
Federal	$34,992	$3,483	$(9,791)
State and local	10,685	7,016	(1,272)
Foreign	48,271	48,932	18,849

Total current taxes	93,948	59,431	7,786

Deferred:
Federal	49,561	48,989	29,901
State and local	3,265	1,481	6,452
Foreign	46,778	1,699	27,381

Total deferred taxes	99,604	52,169	63,734

Provision for income taxes	$193,552	$111,600	$71,520

The provision for income taxes noted above is computed based upon the split of income before income taxes from U.S. and foreign operations. U.S. income before income taxes was $253,380,000, $130,452,000 and $85,439,000 and foreign income before income taxes was $333,239,000, $185,695,000 and $154,320,000 in fiscal 2007, 2006 and 2005, respectively.

A reconciliation between the federal statutory tax rate and the effective tax rate is as follows:

	Years Ended
	June 30,	July 1,	July 2,
	2007	2006	2005

Federal statutory rate	35.0%	35.0%	35.0%
State and local income taxes, net of federal benefit	1.8	2.0	1.4
Foreign tax rates, including impact of valuation allowances	(5.0)	(3.8)	(3.9)
Change in contingency reserves (Note 8)	0.9	1.6	(2.3)
Other non-deductible expenses	0.3	0.4	0.4
Other, net	0.0	0.1	(0.8)

Effective tax rate	33.0%	35.3%	29.8%

Foreign tax rates generally consist of the impact of the difference between foreign and federal statutory rates applied to foreign income (losses) and also include the impact of valuation allowances against the Company’s otherwise realizable foreign loss carry-forwards.

The decrease in the fiscal 2007 effective tax rate over prior year is attributable to: (i) the mix of pre-tax income towards the lower statutory tax rate jurisdictions; (ii) a similar dollar amount of net contingency reserves applied against significantly higher pre-tax income; and (iii) the negative impact increasing prior year’s effective tax rate related to the loss on the sale of an EM business for which no tax benefit was available. In addition, in fiscal 2006, the Company recorded additional contingency reserves due to the recognition of tax exposures in the EMEA and Asia regions, partially offset by the favorable settlement of a European audit. The Company reclassified certain contingency reserves to the valuation allowance in fiscal 2005. The Company determines its valuation allowance through an evaluation of relevant factors used to assess the likelihood of recoverability of the Company’s deferred tax assets.

AVNET, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The significant components of deferred tax assets and liabilities, included primarily in other long-term assets on the consolidated balance sheets, are as follows:

	June 30,	July 1,
	2007	2006
	(Thousands)

Deferred tax assets:
Inventory valuation	$7,120	$7,108
Accounts receivable valuation	24,017	16,057
Federal, state and foreign tax loss carry-forwards	400,923	409,344
Various accrued liabilities and other	43,496	49,117

	475,556	481,626
Less — valuation allowance	(346,947)	(270,745)

	128,609	210,881
Deferred tax liabilities:
Depreciation and amortization of property, plant and equipment	(6,825)	833

Net deferred tax assets	$135,434	$210,048

During fiscal 2007, the Company utilized net operating loss carryforwards and recognized an additional deferred tax asset, which is substantially offset with a related valuation allowance, resulting in a decrease to the net deferred tax assets. As of June 30, 2007, the Company had foreign net operating loss carry-forwards of approximately $1,127,957,000, approximately $85,656,000 of which have expiration dates ranging from fiscal 2008 to 2022 and the remaining $1,042,301,000 of which have no expiration date. The carrying value of the Company’s net operating loss carry-forwards is dependent upon the Company’s ability to generate sufficient future taxable income in certain tax jurisdictions. In addition, the Company considers historic levels of income, expectations and risk associated with estimates of future taxable income and on-going prudent and feasible tax planning strategies in assessing a tax valuation allowance.

During fiscal 2006, the Company acquired deferred tax assets and related valuation allowances as a result of the acquisition of Memec (see Note 2). Following the acquisition, Avnet analyzed these assets based upon the evaluation of relevant factors, assessed the likelihood of recoverability of these deferred tax assets and established, through purchase accounting, appropriate adjustments to these valuation allowances. In fiscal 2007 certain of these previously valued deferred tax assets were realized. The release of the related valuation allowance was recorded through goodwill (see Note 6).

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

AVNET, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Implementation of SFAS 158

As previously discussed in Note 1, the FASB issued SFAS 158, Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans in September 2006 which requires the Company to recognize the funded status (defined as the difference between the fair value of the plan assets and the benefit obligation) of its defined benefit pension plan in its consolidated balance sheet, with a corresponding adjustment to “accumulated other comprehensive income.” The Company’s pension plan does not take into account projected salary increases; instead, it is a cash balance plan whereby service costs are based solely on current year salary levels. Prior to SFAS 158, the Company recorded the accumulated benefit obligation which represents the pension liability for cash balance plans. Under SFAS 158, the Company will continue to record the accumulated benefit obligation for its cash balance plan.

Upon adoption, SFAS 158 requires an adjustment to “accumulated other comprehensive income” for the net unrecognized actuarial losses, unrecognized prior service costs and unrecognized transition obligations remaining from the initial adoption of SFAS 87, Employers’ Accounting for Pensions (“SFAS 87”), which, pursuant to the provisions of SFAS 87, were previously netted against the pension plans’ funded status in the consolidated balance sheet. Furthermore, amounts recognized in “accumulated other comprehensive income” will subsequently be recognized as net periodic pension cost in accordance with the recognition and amortization provisions of SFAS 87. The adoption of SFAS 158 had no effect on the Company’s consolidated financial statements for the fiscal year end June 30, 2007, or for any prior period, and it will not affect operating results in future periods.

The incremental effect of applying SFAS 158 on the consolidated balance sheet at June 30, 2007 for the Company’s pension plan is presented in the following table (in thousands):

	Prior to	SFAS 158	After
	Adoption of	Adoption	Adoption of
	SFAS 158	Adjustments	SFAS 158

Prepaid cost/(accrued liability)	$(21,021)	$—	$(21,021)

Intangible assets	—	$—	$—

Accumulated other comprehensive income (AOCI)	$53,237	$—	$53,237

As a result of the adoption of SFAS 158, there was no change in the Company’s total liabilities or stockholders’ equity.

Included in “accumulated other comprehensive income” at June 30, 2007 is a pre-tax charge of $53,237,000 of net actuarial losses which have not yet been recognized in net periodic pension cost, of which $3,096,000 is expected to be recognized as a component of net periodic benefit cost during fiscal 2008.

AVNET, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The following tables outline changes in benefit obligations, plan assets and the funded status of the Plan as of the end of fiscal 2007 and 2006:

	June 30,	July 1,
	2007	2006
	(Thousands)

Changes in benefit obligations:
Benefit obligations at beginning of year	$251,000	$265,638
Service cost	14,862	15,165
Interest cost	15,732	14,171
Actuarial loss (gain)	8,493	(28,378)
Benefits paid	(13,251)	(15,596)

Benefit obligations at end of year	$276,836	$251,000

Change in plan assets:
Fair value of plan assets at beginning of year	$232,627	$169,423
Actual return on plan assets	36,439	20,162
Benefits paid	(13,251)	(15,596)
Contributions	—	58,638

Fair value of plan assets at end of year	$255,815	$232,627

Information on funded status of plan and the amount recognized:
Funded status of the plan	$(21,021)	$(18,373)
Unrecognized net actuarial loss	—	63,414
Unamortized prior service credit	—	(45)

Prepaid (accrued) pension cost recognized in the consolidated balance sheets	$(21,021)	$44,996

Pre-tax additional minimum pension liability recognized in comprehensive income	$—	$(63,369)

Weighted average assumptions used to calculate actuarial present values of benefit obligations are as follows:

	2007	2006

Discount rate	6.25%	6.50%

Weighted average assumptions used to determine net benefit costs are as follows:

	2007	2006

Discount rate	6.50%	5.50%
Expected return on plan assets	9.00%	9.00%

The Company bases its discount rate on a hypothetical portfolio of bonds rated Aa by Moody’s Investor Services or AA by Standard & Poors. The bonds selected for this determination are based upon the estimated amount and timing of services of the pension plan.

AVNET, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Components of net periodic pension costs during the last three years are as follows:

	Years Ended
	June 30,	July 1,	July 2,
	2007	2006	2005
	(Thousands)

Service cost	$14,862	$15,165	$13,365
Interest cost	15,732	14,171	14,059
Expected return on plan assets	(20,493)	(20,577)	(16,527)
Recognized net actuarial loss	2,723	4,518	1,343
Amortization of prior service credit	(45)	(321)	(321)

Net periodic pension cost	$12,779	$12,956	$11,919

The Company expects to make contributions to the Plan of approximately $42,300,000 during fiscal 2008. The Company did not make contributions to the Plan during fiscal 2007 and made contributions of $58,638,000 during fiscal 2006.

Benefit payments are expected to be paid to participants as follows for the next five fiscal years and the aggregate for the five years thereafter (in thousands):

2008	$17,055
2009	15,484
2010	16,063
2011	15,490
2012	16,543
2013 through 2017	94,729

The Plan’s assets are held in trust and were allocated as follows as of the June 30 measurement date for fiscal 2007 and 2006:

	2007	2006

Equity securities	76%	75%
Debt securities	24	24
Other investments, primarily money market funds	—	1

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

AVNET, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

401(k) Plan

The Company has a 401(k) plan that covers substantially all domestic employees. Employees are eligible to participate in the 401(k) plan on the first month after completing 90 days of service. The expense, including matching contributions, relating to the 401(k) plan for fiscal 2007, 2006 and 2005 totaled $3,251,000, $1,651,000 and $1,448,000, respectively.

11.	Long-term leases

The Company leases many of its operating facilities and is also committed under lease agreements for transportation and operating equipment. Rent expense charged to operations during the last three years is as follows:

	Years Ended
	June 30,	July 1,	July 2,
	2007	2006	2005
	(Thousands)

Buildings	$43,063	$46,436	$39,720
Equipment	5,423	5,715	5,240

	$48,486	$52,151	$44,960

The aggregate future minimum operating lease commitments, principally for buildings, in 2008 through 2012 and thereafter (through 2014), are as follows (in thousands):

2008	$61,363
2009	45,577
2010	36,082
2011	25,125
2012	19,545
Thereafter	19,688

Total	$207,380

12.	Stock-based compensation plans

Effective in the first quarter of fiscal 2006, the Company adopted SFAS 123R which revises SFAS 123 and supersedes APB No. 25. SFAS 123R requires all share-based payments, including grants of employee stock options, be measured at fair value and expensed in the consolidated statement of operations over the service period (generally the vesting period). Upon adoption, the Company transitioned to SFAS 123R using the modified prospective application, whereby compensation cost is only recognized in the consolidated statements of operations beginning with the first period that SFAS 123R is effective and thereafter, with prior periods’ stock-based compensation for option and employee stock purchase plan activity still presented on a pro forma basis. The Company continues to use the Black-Scholes option valuation model to value stock options. During fiscal 2007 and 2006, the Company expensed $24,250,000 and $18,096,000, respectively, for all stock-based compensation awards. In fiscal 2005, prior to the adoption of SFAS 123R, the Company recorded $1,135,000 related to stock-based compensation recognized in accordance with APB 25.

AVNET, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Reported and pro forma net income and earnings per share are as follows:

	Years Ended
	June 30,	July 1,	July 2,
	2007	2006	2005
	(Thousands, except per share data)

Pre-tax stock-based compensation expense assuming fair value method applied to all awards(1)	$24,250	$18,096	$13,895

Stock-based compensation expense, net of tax	$14,659	$11,477	$8,400

Net income, as reported	$393,067	$204,547	$168,239
Fair value impact of employee stock compensation not reported in net income, net of tax	—	—	(7,717)

Pro forma net income	$393,067	$204,547	$160,522

Earnings per share:
Basic — as reported	$2.65	$1.40	$1.39

Diluted — as reported	$2.63	$1.39	$1.39

Basic — pro forma	$2.65	$1.40	$1.33

Diluted — pro forma	$2.63	$1.39	$1.32

(1)	Includes stock-based compensation expense for incentive stock, stock options, performance shares, Employee Stock Purchase Plan activity and directors’ compensation for the periods presented.

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

	Years Ended
	June 30,	July 1,	July 2,
	2007	2006	2005

Expected term (years)	6.0	6.0	6.0
Risk-free interest rate	4.8%	4.1%	3.5%
Weighted average volatility	40.1%	43.4%	44.8%
Dividend yield	—	—	—

At June 30, 2007, the Company had 10,636,131 shares of common stock reserved for stock option and stock incentive programs.

Stock plan

The Company has one stock compensation plan, the 2006 Stock Compensation Plan (“2006 Plan”) which was approved by the shareholders in fiscal 2007. Shares available for grants under stock plans existing prior to the 2006 Plan have been cancelled and all grants going forward will be made from the 2006 Plan. The 2006 Plan has a termination date of November 8, 2016 and 4,954,500 shares were available for grant at June 30, 2007.

AVNET, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Stock options

Option grants under the 2006 Plan have a contractual life of ten years, vest 25% on each anniversary of the grant date, commencing with the first anniversary, and allows for a minimum exercise price of 100% of fair market value at the date of grant. Pre-tax compensation expense associated with stock options during fiscal 2007 and 2006 were $8,356,000 and $10,011,000, respectively.

The following is a summary of the changes in outstanding options for fiscal 2007:

			Weighted
		Weighted	Average
		Average	Remaining
		Exercise	Contractual	Aggregate
	Shares	Price	Life	Intrinsic Value

Outstanding at July 1, 2006	8,070,212	$20.75	61 months
Granted	363,896	19.17	110 months
Exercised	(4,020,392)	21.20	41 months
Forfeited or expired	(500,858)	25.49	9 months

Outstanding at June 30, 2007	3,912,858	19.53	68 months	$340,064

Exercisable at June 30, 2007	2,564,098	19.71	55 months	$340,064

The weighted-average grant-date fair values of stock options granted during fiscal 2007, 2006, and 2005 were $8.88, $11.86, and $8.40, respectively. The total intrinsic values of stock option exercised during fiscal 2007, 2006 and 2005 was $524,000, $684,000 and $109,000, respectively.

The following is a summary of the changes in non-vested stock options for the fiscal year ended June 30, 2007:

		Weighted
		Average
		Grant-Date
	Shares	Fair Value

Non-vested stock options at July 1, 2006	2,018,856	$8.61
Granted	363,896	8.88
Vested	(991,562)	7.97
Forfeited	(42,430)	8.29

Non-vested stock options at June 30, 2007	1,348,760	9.17

As of June 30, 2007, there was $12,371,000 of total unrecognized compensation cost related to non-vested awards granted under the option plans, which is expected to be recognized over a weighted-average period of 3.0 years. The total fair values of shares vested during fiscal 2007, 2006 and 2005 were $7,901,000, $10,689,000 and $12,548,000, respectively.

Cash received from option exercises during fiscal 2007, 2006 and 2005 totaled $54,357,000, $30,879,000 and $3,231,000, respectively. The impact of these cash receipts is included in “Other, net, financing activities” in the accompanying consolidated statements of cash flows.

Incentive shares

Delivery of incentive shares, and the associated compensation expense, is spread equally over a five-year period and is subject to the employee’s continued employment by the Company. As of June 30, 2007, 982,795 shares previously awarded have not yet been delivered. Pre-tax compensation expense associated with this program was $8,231,000, $4,586,000 and $975,000 for fiscal years 2007, 2006 and 2005, respectively.

AVNET, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The following is a summary of the changes in non-vested incentive shares for the fiscal year ended June 30, 2007:

		Weighted
		Average
		Grant-Date
	Shares	Fair Value

Non-vested incentive shares at July 1, 2006	589,032	$22.69
Granted	746,760	16.96
Vested	(306,367)	19.67
Forfeited	(46,630)	20.75

Non-vested incentive shares at June 30, 2007	982,795	19.37

As of June 30, 2007, there was $16,673,000 of total unrecognized compensation cost related to non-vested awards related to the incentive awards, which is expected to be recognized over a weighted-average period of 3.0 years. The total fair values of shares vested during fiscal 2007, 2006 and 2005 were $6,027,000, $3,800,000 and $1,603,000, respectively.

Performance shares

Beginning in fiscal 2006, eligible employees, including Avnet’s executive officers, may receive a portion of their long-term equity-based incentive compensation through the performance share program under Avnet’s 2003 Stock Compensation Plan, which allows for the award of stock based upon performance-based criteria (“Performance Shares”). The Performance Shares will provide for payment to each grantee of a number of shares of Avnet’s common stock at the end of a three-year period based upon the Company’s achievement of performance goals established by the Compensation Committee of the Board of Directors for each three-year period. These performance goals are based upon a three-year cumulative increase in the Company’s absolute economic profit, as defined, over the prior three-year period and the increase in the Company’s economic profit relative to the increase in the economic profit of a peer group of companies. During fiscal 2007 and 2006, the Company granted 238,795 and 194,530 performance shares to be awarded to participants in the Performance Share program, of which 6,310 have been forfeited. The actual amount of Performance Shares issued at the end of the three year period will be determined based upon the level of achievement of the defined performance goals. During fiscal 2007 and 2006, the Company recognized pre-tax compensation expense associated with the Performance Shares of $7,025,000, and $2,559,000.

Outside director stock bonus plan

Prior to the second quarter of fiscal 2006, the Company had a program whereby non-employee directors were awarded shares equal to $20,000 of Avnet common stock upon their re-election each year, as part of their director compensation package. Directors may elect to receive this compensation in the form of common stock under the Outside Director Stock Bonus Plan or they may elect to defer their compensation to be paid in common stock at a later date. During the second quarter of fiscal 2006, this plan was amended such that directors are awarded shares equal to $75,000 effective with the January 2006 award. The increase in the value of shares awarded to directors of the Company was part of a change in director’s compensation, which also eliminated the granting of options to the non-employee directors. As of July 1, 2006, this plan has been effectively terminated, and all future equity awards to non-employee directors will be made under Avnet’s 2003 Stock Compensation Plan. During fiscal 2007, 2006 and 2005, pre-tax compensation cost associated with the outside director stock bonus plan was $638,000, $475,000 and $160,000, respectively.

AVNET, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Employee stock purchase plan

The Company has an Employee Stock Purchase Plan (“ESPP”), which was amended effective January 2006. Under the terms of the amended ESPP, eligible employees of the Company are offered options to purchase shares of Avnet common stock at a price equal to 95% of the fair market value on the last day of each monthly offering period. Previously the plan offered employees options to purchase shares of Avnet stock at a price equal to 85% of the fair market value on the first or last day, whichever was lower, of each monthly offering period. As a result of these amended terms, Avnet is not required to record expense in the consolidated statements of operations related to the ESPP subsequent to the second quarter of fiscal 2006. Therefore, the Company did not recognize any pre-tax compensation expense under the ESPP plan during fiscal 2007 or the third or fourth quarters of fiscal 2006. The pre-tax compensation expense recognized under the ESPP during fiscal 2006 with the adoption of SFAS 123R was $465,000.

The Company has a policy of repurchasing shares on the open market to satisfy shares purchased under the ESPP, and expects future repurchases during fiscal 2008 to be similar to the number of shares repurchased during fiscal 2007, based on current estimates of participation in the program. During fiscal 2007, 2006 and 2005, there were 96,013, 175,454 and 289,241 shares of common stock issued under the ESPP program.

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

	Years Ended
	June 30,	July 1,	July 2,
	2007	2006	2005
	(Thousands, except per share data)

Numerator:
Net income for basic and diluted earnings per share	$393,067	$204,547	$168,239

Denominator:
Weighted average common shares for basic earnings per share	148,032	145,942	120,629
Net effect of dilutive stock options and restricted stock awards	1,197	1,208	840
Net effect of 2% Convertible Debentures due March 15, 2034	384	—	—

Weighted average common shares for diluted earnings per share	149,613	147,150	121,469

Basic earnings per share	$2.65	$1.40	$1.39

Diluted earnings per share	$2.63	$1.39	$1.39

AVNET, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Shares issuable upon conversion of the 2% Convertible Debentures are excluded from the computation of earnings per share for fiscal 2006 and 2005 as a result of the Company’s election to satisfy the principal portion of the Debentures, if converted, in cash (see Note 7) in combination with the fact that the average stock price for fiscal 2006 and 2005 was below the conversion price per share of $33.84. Shares issuable for the conversion premium of the 2% Convertible Debentures are included in the computation of earnings per diluted shares for fiscal 2007 because the average stock price for the fourth quarter of fiscal 2007 was above the conversion price per share of $33.84. The number of dilutive shares for the conversion premium was calculated in accordance with EITF 04-8, The Effect of Contingently Convertible Instruments on Diluted Earnings per Share.

The effects of certain stock options and restricted stock awards are also excluded from the determination of the weighted average common shares for diluted earnings per share in each of the periods presented as the effects were antidilutive or the exercise price for the outstanding options exceeded the average market price for the Company’s common stock. Accordingly, in fiscal 2007, 2006 and 2005, the effects of approximately 89,000, 2,549,000 and 3,805,000 shares, respectively, related to stock options are excluded from the computation above, all of which relate to options for which exercise prices were greater than the average market price of the Company’s common stock (see Note 12 for options outstanding and weighted average exercise prices).

15.	Additional cash flow information

Other non-cash and reconciling items consist of the following:

	Years Ended
	June 30,	July 1,	July 2,
	2007	2006	2005
	(Thousands)

Provision for doubtful accounts	$17,389	$30,737	$33,248
Periodic pension costs (Note 10)	12,779	12,956	11,919
(Gain) loss on sale of business lines (Note 2)	(3,000)	2,601	—
Other, net	(827)	1,373	813

Total	$26,341	$47,667	$45,980

Other, net cash flows from financing activities are comprised primarily of proceeds from the exercise of stock options (see Note 12).

Interest and income taxes paid during the last three years were as follows:

	Years Ended
	June 30,	July 1,	July 2,
	2007	2006	2005
	(Thousands)

Interest	$82,621	$95,299	$85,242
Income taxes	$67,576	$35,724	$19,083

Non-cash activity during fiscal 2007 resulting from the acquisition of Access (see Note 2) consisted of $344,132,000 of assumed liabilities. Other non-cash activities included amounts recorded through comprehensive income and, therefore, are not included in the consolidated statement of cash flows. Fiscal 2007 included an adjustment to reduce to pension liabilities (including non-US pension liabilities) of $10,720,000 which was recorded net of related deferred tax benefit of $4,181,000 in other comprehensive income (see Notes 4 and 10).

Non-cash activity during the fiscal 2006 that was a result of the Memec acquisition (see Note 2) consisted of $418,205,000 of common stock issued as part of the consideration, $447,499,000 of liabilities assumed and $27,343,000 of debt assumed. Other non-cash activities included amounts recorded through comprehensive income and, therefore, are not included in the consolidated statement of cash flows. Fiscal 2006 included a reversal of a

AVNET, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

portion of additional minimum pension liabilities (including non-US pension liabilities) of $32,979,000 which was recorded net of related deferred tax benefit of $13,059,000 in other comprehensive income (see Notes 4 and 10), and the exercise of a facility lease purchase option through the assumption of debt in the amount of $3,987,000.

Non-cash activity in fiscal 2005 related to additional minimum pension liabilities of $30,542,000, net of the related deferred tax benefit of $11,877,000 recorded through other comprehensive income (see Notes 4 and 10).

16.	Segment information

Electronics Marketing (“EM”) and Technology Solutions (“TS”) are the overall segments upon which management primarily evaluates the operations of the Company and upon which management bases its operating decisions. Therefore, the segment data that follows reflects these two segments.

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

AVNET, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

	Years Ended
	June 30,	July 1,	July 2,
	2007	2006	2005
	(Millions)

Sales:
Electronics Marketing	$9,679.8	$9,262.4	$6,259.0
Technology Solutions(1)	6,001.3	4,991.2	4,807.8

	$15,681.1	$14,253.6	$11,066.8

Operating income (loss):
Electronics Marketing	$529.9	$419.1	$233.1
Technology Solutions	232.2	165.7	147.7
Corporate	(76.4)	(81.8)	(59.5)

	685.7	503.0	321.3
Restructuring, integration and other items (Note 17)	(7.4)	(69.9)	—

	$678.3	$433.1	$321.3

Assets:
Electronics Marketing	$4,604.5	$4,618.7	$3,158.5
Technology Solutions	2,361.4	1,403.7	1,357.9
Corporate	389.2	193.3	581.8

	$7,355.1	$6,215.7	$5,098.2

Capital expenditures:
Electronics Marketing	$42.9	$36.3	$16.8
Technology Solutions	6.2	4.0	6.5
Corporate	9.7	11.5	8.0

	$58.8	$51.8	$31.3

Depreciation & amortization expense:
Electronics Marketing	$27.9	$29.3	$27.8
Technology Solutions	11.1	9.8	10.2
Corporate	14.8	27.4	23.7

	$53.8	$66.5	$61.7

Sales, by geographic area, are as follows:
Americas(2)	$7,826.2	$7,223.9	$5,804.9
EMEA(3)	4,885.7	4,374.2	3,669.8
Asia/Pacific(4)	2,969.2	2,655.5	1,592.1

	$15,681.1	$14,253.6	$11,066.8

Property, Plant and Equipment, net, by geographic area:
Americas(5)	$112.5	$102.4	$95.7
EMEA(6)	55.3	46.5	52.7
Asia/Pacific	11.7	10.5	9.0

	$179.5	$159.4	$157.4

(1)	As discussed in Note 1, the Company reviewed its method of recording revenue related to the sales of supplier service contracts and determined that such sales will now be classified on a net revenue basis rather than on a gross basis beginning the third quarter of fiscal 2007.

(2)	Included in sales for fiscal years 2007, 2006 and 2005 for the Americas region are $7.2 billion, $6.4 billion and $5.2 billion, respectively, of sales related to the United States.

AVNET, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

(3)	Included in sales for fiscal years 2007, 2006 and 2005 for the EMEA region are $1.8 billion, $1.6 billion and $1.4 billion, respectively, of sales related to Germany.

(4)	Included in sales for fiscal year 2007 for the Asia/Pacific region are $864 million, $797 million and $760 million of sales related to Taiwan, Hong Kong and Singapore, respectively. Included in sales for fiscal year 2006 for the Asia/Pacific region are $688 million, $850 million and $606 million of sales related to Taiwan, Hong Kong and Singapore, respectively. Taiwan, Hong Kong and Singapore sales were not a significant component of consolidated sales in fiscal 2005.

(5)	Property, plant and equipment, net, for the Americas region as of the end of fiscal 2007, 2006 and 2005 includes $110.0 million, $93.3 million and $94.6 million, respectively, related to the United States.

(6)	Property, plant and equipment, net, for the EMEA region as of the end of fiscal 2007, 2006 and 2005 includes $26.8 million, $25.9 million and $28.5 million, respectively, related to Germany and $13.4 million, $13.5 million and $14.2 million, respectively, related to Belgium.

The Company manages its business based upon the operating results of its two operating groups before restructuring and other charges (see Note 17). In fiscal 2007 and 2006, presented above, approximate unallocated pre-tax restructuring, integration and other items related to EM and TS, respectively, were a benefit of ($5,201,000) and charges of $11,522,000 in fiscal 2007, and $53,456,000 and $9,529,000 in fiscal 2006. The remaining restructuring, integration and other items in each year relate to corporate activities.

17.	Restructuring, integration and other items

The Company recorded a number of restructuring, integration and other items during fiscal 2007 and 2006. There were no restructuring charges recorded in fiscal 2005. The fiscal 2007 restructuring, integration and other items related to cost-reduction initiatives and the acquisition and subsequent integration of Access (see Note 2). The fiscal 2006 restructuring, integration and other items related primarily to actions taken to integrate Memec into the existing Avnet business as well as actions taken in connection with recent divestitures, and other actions

Fiscal 2007

During fiscal 2007, the Company incurred certain restructuring, integration and other items as a result of cost-reduction initiatives in all three regions and the acquisition of Access on December 31, 2006 (see Note 2). The Company established and approved plans for cost reduction initiatives across the Company and approved plans to integrate the acquired Access business into Avnet’s existing TS operations, which was complete as of the end of fiscal 2007. The following table summarizes these exit-related charges and activity during fiscal 2007:

	Severance	Facility Exit
	Reserves	Costs	Other	Total
	(Thousands)

Fiscal 2007 pre-tax charges	$10,750	$1,041	$1,835	$13,626
Amounts utilized	(4,159)	(214)	(1,445)	(5,818)
Other, principally foreign currency translation	62	—	3	65

Balance at June 30, 2007	$6,653	$827	$393	$7,873

In addition to the exit-related charges in the table above of $13,626,000, the Company also recorded in “restructuring, integration and other items” Access integration costs of $7,331,000, the write-down of $661,000 related to an Avnet owned building in EMEA, and the reversal of $1,739,000 related primarily to excess severance and lease reserves, certain of which were previously established through “restructuring, integration and other items” in prior fiscal periods (see further discussions in this Note 7). Partially offsetting these charges was a pre-tax benefit of $12,526,000 which resulted from the favorable outcome of a contingent liability acquired in connections with an acquisition completed in a prior year. The impact of both the restructuring, integration and other charges, including

AVNET, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

the exit-related charges in the table above, and the acquisition related benefit recorded during fiscal 2007 was $7,353,000 pre-tax, $5,289,000 after tax and $0.03 per share on a diluted basis.

Severance charges related to Avnet personnel reductions of 96 employees in all three regions of EM and 42 employees in TS Americas and EMEA (a total of 138 employees) in administrative, finance and sales functions associated with the cost reduction initiatives implemented during the third and fourth quarter of fiscal 2007 as part of the Company’s continuing focus on operational efficiency and Avnet employees who were deemed redundant as a result of the Access integration. The facility exit charges related to vacated Avnet facilities in the Americas and Japan. Other charges in the preceding table consisted primarily of IT-related and other asset write-downs and other contract termination costs. Included in the asset write-downs were Avnet software in the Americas that was made redundant as a result of the acquisition, Avnet system hardware in EMEA that was replaced with higher capacity hardware to handle increased capacity due to the addition of Access, and the write-down of certain capitalized construction costs abandoned as a result of the acquisition. Other charges incurred included contractual obligations related to abandoned activities. Not included in the preceding table were other charges recorded in “restructuring, integration and other items” during fiscal 2007 related to the write-down of an Avnet owned building in EMEA and Access integration costs. The write-down of the building was based on management’s estimate of the current market value and possible selling price, net of selling costs, for the property. The integration costs related to incremental salary costs, primarily of Access personnel, who were retained following the close of the acquisition solely to assist in the integration of Access’s IT systems, administrative and logistics operations into those of Avnet. These personnel had no other meaningful day-to-day operational responsibilities outside of the integration efforts. Also included in integration costs are certain professional fees, travel, meeting, marketing and communication costs that were incrementally incurred solely related to the Access integration efforts.

Total amounts utilized during fiscal 2007 as presented in the preceding table included $5,080,000 of cash payments and $738,000 of non-cash write-downs. As of June 30, 2007, management expects the majority of the reserves to be utilized by the end of fiscal 2008.

Fiscal 2006

During fiscal 2006, the Company incurred certain restructuring, integration and other charges as a result of the acquisition of Memec on July 5, 2005 and its subsequent integration into Avnet’s existing operations (see Note 2). In addition, the Company incurred restructuring and other charges primarily relating to actions taken following the divestitures of certain TS business lines in the Americas region in the second half of fiscal 2006, certain cost reduction actions taken by TS in the EMEA region and other items during fiscal 2006.

The restructuring, integration and other charges incurred during fiscal 2006 totaled $69,960,000 pre-tax ($60,983,000 included in “restructuring, integration and other charges” and $8,977,000 recorded in “cost of sales” for the write-down of inventory as a result of supplier terminations in connection with the integration of Memec) and $49,870,000 after-tax, or $0.34 per share on a diluted basis. The pre-tax charge of $60,983,000 includes $21,894,000 for Memec integration related costs (primarily incremental salary and other costs), $22,284,000 for severance costs ($16,352,000 in EM resulting primarily from the Memec integration and $5,932,000 for the reduction of certain TS personnel), $9,085,000 of facility exit costs ($2,575,000 in EM and $6,510,000 in TS), which included $2,671,000 of impairment charges related to two owned but vacant Avnet buildings, $2,426,000 for the write-down of certain capitalized IT-related initiatives, primarily in the Americas, and $6,591,000 for other charges. During fiscal 2006, the Company also recorded a reversal of excess reserves amounting to $1,297,000 related primarily to restructuring charges recorded in prior fiscal years in TS EMEA.

AVNET, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Memec-related restructuring, integration and other charges

The following table summarizes the activity during fiscal 2007 in the remaining accrued liability and reserve accounts for the Memec-related restructuring reserves recorded in fiscal 2006:

	Severance	Facility Exit
	Reserves	Costs	Other	Total
	(Thousands)

Balance at July 1, 2006	$2,960	$749	$2	$3,711
Amounts utilized	(2,129)	(189)	(2)	(2,320)
Adjustments	(662)	(144)	—	(806)
Other, principally foreign currency translation	42	10	—	52

Balance at June 30, 2007	$211	$426	$—	$637

During fiscal 2007, the Company reversed excess severance reserves in EMEA because the termination payments were finalized and also reversed excess lease reserves in EMEA due to an increase in sublease income. As of June 30, 2007, management expects the majority of the severance reserves to be utilized before the end of fiscal 2008 and the majority of the reserves for facility exit costs to be utilized by fiscal 2009.

Restructuring and other charges related to business line divestitures and other actions

The following table summarizes the activity during fiscal 2007 relating to the restructuring and other charges related to business line divestitures and other actions taken during fiscal 2006:

	Severance	Facility Exit
	Reserves	Costs	Other	Total
	(Thousands)

Balance at July 1, 2006	$3,972	$2,281	$97	$6,350
Amounts utilized	(2,959)	(898)	(19)	(3,876)
Adjustments	(406)	(34)	(9)	(449)
Other, principally foreign currency translation	82	4	4	90

Balance at June 30, 2007	$689	$1,353	$73	$2,115

During fiscal 2007, the Company reversed certain excess severance, lease and other contractual obligation reserves as the payments on these reserves were finalized. As of June 30, 2007, management expects the majority of the severance reserves to be utilized before the end of fiscal 2008, the majority of the facility exit costs to be utilized by fiscal 2013, and reserves for other costs to be utilized before the end of fiscal 2008.

AVNET, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

18.	Summary of quarterly results (unaudited):

	First	Second	Third	Fourth
	Quarter	Quarter	Quarter	Quarter	Year
	(Millions, except per share amounts)

2007(a)
Sales	$3,648.4	$3,891.2	$3,904.3	$4,237.2	$15,681.1
Gross profit	468.3	493.9	534.8	551.6	2,048.6
Net income	64.1	99.1	105.2	124.7	393.1
Diluted earnings per share	0.44	0.67	0.70	0.81	2.63
2006(b)
Sales	$3,268.3	$3,759.1	$3,614.6	$3,611.6	$14,253.6
Gross profit	423.2	461.8	472.1	481.9	1,839.0
Net income	24.9	49.6	71.2	58.8	204.5
Diluted earnings per share	0.17	0.34	0.48	0.40	1.39

(a)	Quarterly results for fiscal 2007 include impacts to net income and diluted earnings per share due to (i) debt extinguishment costs (impacts first quarter); (ii) restructuring, integration and other items (impacts third and fourth quarter); (iii) gain on sale of business line (impacts third quarter); and (iv) a benefit related to a prior year acquisition recorded in the fourth quarter. First quarter results include debt extinguishment costs amounting to $27.4 million pre-tax, $16.5 million after tax and $0.11 per share. Results for the third quarter include the impact of restructuring and integration charges of $8.5 million pre-tax, $6.0 million after tax and $0.04 per share on a diluted basis. Results in the third quarter also include a gain on sale of business lines of $3.0 million pre-tax, $1.8 million after tax, and $0.01 per share on a diluted basis. Results for the fourth quarter include restructuring and integration charges which were offset by a prior year acquisition-related pre-tax benefit of $12.5 million. The combined impact on the fourth quarter for these items amounted to a benefit of $1.2 million pre-tax, $0.7 million after tax and less than $0.01 per share on a diluted basis. The total impact of these charges on the twelve months ended June 30, 2007 were $31.7 million pre-tax, $20.0 million after tax and $0.13 per share on a diluted basis. For further details of the total impact of these charges on the fiscal year, see footnote (a) to Item 6 of this Form 10-K.

(b)	Quarterly results for fiscal 2006 include certain impacts to gross profit, net income and diluted earnings per share due to (i) restructuring, integration and other items; (ii) incremental stock-based compensation costs; (iii) debt extinguishments costs (impacts first and fourth quarter); (iv) incremental intangible assets amortization in connection with the acquisition of Memec (impacts third and fourth quarter); and (v) net loss on sale of business lines divested (impacts third and fourth quarter). The impact of the charges described in (i) through (v) by quarter in fiscal 2006 was $29.2 million pre-tax, $19.3 million after tax and $0.14 per share on a diluted basis in the first quarter; $36.4 million pre-tax, $24.0 million after tax and $0.16 per share on a diluted basis in the second quarter; $12.6 million pre-tax, $8.3 million after tax and $0.05 per share on a diluted basis in the third quarter; and $37.7 million pre-tax, $32.2 million after tax and $0.22 per share on a diluted basis in the fourth quarter. The impact of these charges on the twelve months ended July 1, 2006 were $115.9 million pre-tax, $83.9 million after tax and $0.57 per share on a diluted basis. For further details of the total impact of these charges on the fiscal year, see footnote (b) to Item 6 of this Form 10-K.

SCHEDULE II

AVNET, INC. AND SUBSIDIARIES

VALUATION AND QUALIFYING ACCOUNTS
Years Ended June 30, 2007, July 1, 2006 and July 2, 2005

		Column C
	Column B	Additions					Column E
	Balance at	Charged to	Charged to		Column D		Balance at
Column A	Beginning	Costs and	Other Accounts—		Deductions—		End of
Description	of Period	Expenses	Describe		Describe		Period
	(Thousands)

Fiscal 2007
Allowance for doubtful accounts	$88,983	$17,389	$23,311	(a)	$(27,562	)(b)	$102,121
Valuation allowance on foreign tax loss carryforwards (Note 9)	270,745	7,205	100,618	(c)	(31,621	)(d)	346,947
FY04 Restructuring — severance-related	468	—	—		(308	)(e)	160
FY04 Restructuring — facility-exit and other	6,230	—	—		(2,819	)(e)	3,411
Fiscal 2006
Allowance for doubtful accounts	85,079	30,737	11,503	(a)	(38,336	)(b)	88,983
Valuation allowance on foreign tax loss carryforwards (Note 9)	191,983	1,170	77,592	(f)	—		270,745
FY04 Restructuring — severance-related	1,419	—	—		(951	)(e)	468
FY04 Restructuring — facility-exit and other	10,939	—	—		(4,709	)(e)	6,230
Fiscal 2005
Allowance for doubtful accounts	78,410	33,248	—		(26,579	)(b)	85,079
Valuation allowance on foreign tax loss carryforwards (Note 9)	174,090	5,444	22,369	(g)	(9,920	)(h)	191,983
FY04 Restructuring — severance-related	3,028	—	—		(1,609	)(e)	1,419
FY04 Restructuring — facility-exit and other	23,765	—	—		(12,826	)(e)	10,939

(a)	Includes allowance for doubtful accounts as a result of acquisitions (see Note 2).

(b)	Uncollectible accounts written off.

(c)	Includes a valuation allowance established against a deferred tax asset recognized in fiscal 2007.

(d)	Includes the release of valuation allowances against operating tax loss carryforwards which were realized in fiscal 2007.

(e)	Deductions for restructuring related activities included cash payments of $2.7 million, $5.3 million and $13.4 million in fiscal 2007, 2006 and 2005, respectively. Deductions also included adjustments to release reserves deemed excessive of $0.7 million, $0.5 million, and $1.3 million in fiscal 2007, 2006 and 2005, respectively. Activity associated with the fiscal 2007 and 2006 restructuring reserves is presented in Note 17.

(f)	Includes certain valuation allowances acquired as a result of the Memec acquisition (see Note 2) and additional valuation allowances associated with legal entity reorganizations of certain foreign operations.

(g)	Reclassification of contingency reserves to valuation allowance (see Note 8).

(h)	Write-off of certain unrealizable tax loss carryforwards against the previously established valuation allowance.

INDEX TO EXHIBITS

Exhibit
Number	Exhibit

3.1	Restated Certificate of Incorporation of the Company (incorporated herein by reference to the Company’s Current Report on Form 8-K dated February 12, 2001, Exhibit 3(i).
3.2	By-laws of the Company, effective August 10, 2007 (incorporated herein by reference to the Company’s Current Report on Form 8-K dated August 15, 2007 Exhibit 3.1).
4.1	Indenture dated as of October 1, 2000, between the Company and Bank One Trust Company, N.A., as Trustee, providing for the issuance of Debt Securities in one or more series. (incorporated herein by reference to the Company’s Current Report on Form 8-K dated October 12, 2000, Exhibit 4.1).
4.2	Officers’ Certificate dated February 4, 2003, providing for the Notes, including(a) the form of the Notes, and(b) the Pricing Agreement. (incorporated herein by reference to the Company’s Current Report on Form 8-K dated January 31, 2003, Exhibit 4.2).
4.3	Indenture dated as of March 5, 2004, by and between the Company and JP Morgan Trust Company, National Association. (incorporated herein by reference to the Company’s Current Report on Form 8-K dated March 8, 2004, Exhibit 4.1).
4.4	Officers’ Certificate dated March 5, 2004, establishing the terms of the 2% Convertible Senior Debentures due 2034. (incorporated herein by reference to the Company’s Current Report on Form 8-K dated March 8, 2004, Exhibit 4.2).
4.5	Officers’ Certificate dated August 19, 2005, establishing the terms of the 6.00% Notes due 2015. (incorporated herein by reference to the Company’s Current Report on Form 8-K dated August 19, 2005, Exhibit 4.2).
4.6	Officers’ Certificate dated September 12, 2006, establishing the terms of the 6.625% Notes due 2016. (incorporated herein by reference to the Company’s Current Report on Form 8-K dated September 12, 2006, Exhibit 4.2).
4.7	Officers’ Certificate dated March 7, 2007, establishing the terms of the 5 7/8% Notes due 2014 (incorporated herein by reference to the Company’s Current Report on Form 8-K dated March 7, 2007, Exhibit 4.2).
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
Executive Compensation Plans and Arrangements
10.1	Employment Agreement dated June 29, 1998 between the Company and David R. Birk (incorporated herein by reference to the Company’s Current Report on Form 8-K dated September 18, 1998, Exhibit 99.3).
10.2	Employment Agreement dated June 29, 1998 between the Company and Raymond Sadowski (incorporated herein by reference to the Company’s Current Report on Form 8-K dated September 18, 1998, Exhibit 99.4).
10.3	Employment Agreement dated May 1, 2000 between the Company and Richard Hamada (incorporated herein by reference to the Company’s Current Report on Form 8-K dated September 26, 2002, Exhibit 10B).
10.4	Employment Agreement dated July 1, 2002 between the Company and Edward B. Kamins (incorporated herein by reference to the Company’s Current Report on Form 8-K dated September 26, 2002, Exhibit 10C).
10.5	Change of Control Agreement dated March 1, 2001 between the Company and Edward B. Kamins (incorporated herein by reference to the Company’s Quarterly Report on Form 10-Q dated November 10, 2004, Exhibit 10.2).
10.6	Employment Agreement dated June 29, 2002 between the Company and Roy Vallee (incorporated herein by reference to the Company’s Current Report on Form 8-K dated September 26, 2002, Exhibit 10D).

Exhibit
Number	Exhibit

10.7	Change of Control Agreement dated as of March 1, 2001 between the Company and David R. Birk (incorporated herein by reference to the Company’s Current Report on Form 8-K dated May 14, 2001, Exhibit 99D).
10.8	Change of Control Agreement dated as of March 1, 2001 between the Company and Ray Sadowski (incorporated herein by reference to the Company’s Current Report on Form 8-K dated May 14, 2001, Exhibit 99H).
10.9	Change of Control Agreement dated September 22, 2003 between the Company and Richard Hamada (incorporated herein by reference to the Company’s Quarterly Report on Form 10-Q dated November 14, 2003, Exhibit 10).
10.10	Employment Agreement dated July 1, 2004 between the Company and Steven C. Church (incorporated herein by reference to the Company’s Quarterly Report on Form 10-Q dated May 8, 2006, Exhibit 10.2).
10.11	Change of Control Agreement dated July 1, 2004 between the Company and Steven C. Church (incorporated herein by reference to the Company’s Quarterly Report on Form 10-Q dated May 8, 2006, Exhibit 10.3).
10.12	Change of Control Agreement dated as of March 1, 2001 between the Company and Harley Feldberg (incorporated herein by reference to the Company’s Current Report on Form 8-K dated September 8, 2004, Exhibit 10.1).
10.13	Employment Agreement dated July 4, 2004 between the Company and Harley Feldberg (incorporated herein by reference to the Company’s Quarterly Report on Form 10-Q dated November 10, 2004, Exhibit 10.1).
10.14	Employment Agreement dated as of July 11, 2005 between the Company and Stephen R. Phillips (incorporated herein by reference to the Company’s Current Report on Form 8-K dated August , 2007, Exhibit 10.1).
10.15	Change of Control Agreement dated as of December 1, 2006 between the Company and Stephen R. Phillips (incorporated herein by reference to the Company’s Current Report on Form 8-K dated August , 2007, Exhibit 10.2).
10.16	Employment Agreement dated as of March 5, 2007 between the Company and John Paget (incorporated herein by reference to the Company’s Current Report on Form 8-K dated August , 2007, Exhibit 10.3).
10.17	Avnet 1988 Stock Option Plan (incorporated herein by reference to the Company’s Registration Statement on Form S-8, Registration No. 33-29475, Exhibit 4-B).
10.18	Avnet 1990 Stock Option Plan (incorporated herein by reference to the Company’s Annual Report on Form 10-K for the fiscal year ended June 30, 1992, Exhibit 10E).
10.19	Avnet 1995 Stock Option Plan (incorporated herein by reference to the Company’s Current Report on Form 8-K dated February 12, 1996, Exhibit 10).
10.20	Avnet 1996 Incentive Stock Option Plan (incorporated herein by reference to the Company’s Registration Statement on Form S-8, Registration No. 333-17271, Exhibit 99).
10.21	Amended and Restated Avnet 1997 Stock Option Plan (incorporated herein by reference to the Company’s Current Report on Form 8-K dated August 29, 2006, Exhibit 10.1).
10.22	1994 Avnet Incentive Stock Program (incorporated herein by reference to the Company’s Registration Statement on Form S-8, Registration No. 333-00129, Exhibit 99).
10.23	Stock Bonus Plan for Outside Directors (incorporated herein by reference to the Company’s Current Report on Form 8-K dated September 23, 1997, Exhibit 99.2).
10.24	Amendment to Stock Bonus Plan for Outside Directors dated November 8, 2002. Directors (incorporated herein by reference to the Company’s Current Report on Form 8-K dated September 15, 2003 Exhibit 10G).
10.25	Retirement Plan for Outside Directors of Avnet, Inc., effective July 1, 1993 (incorporated herein by reference to the Company’s Annual Report on Form 10-K for the fiscal year ended June 30, 1992, Exhibit 10i).

Exhibit
Number	Exhibit

10.26	Amended and Restated Avnet, Inc. Deferred Compensation Plan for Outside Directors (incorporated herein by reference to the Company’s Registration Statement on Form S-8, Registration No. 333-112062, Exhibit 10.1).
10.27	Avnet 1999 Stock Option Plan (incorporated by reference to the Company’s Current Report on Form 8-K dated August 29, 2006 Exhibit 10.2).
10.28	Avnet, Inc. Executive Incentive Plan (incorporated herein by reference to the Company’s Proxy Statement dated October 7, 2002).
10.29	Amended and Restated Employee Stock Purchase Plan (incorporated herein by reference to the Company’s Proxy Statement dated October 1, 2003).
10.30	Avnet, Inc. 2003 Stock Compensation Plan
(a) Form of nonqualified stock option agreement
(b) Form of nonqualified stock option agreement for non-employee director
(c) Form of incentive stock option agreement
(d) Form of performance stock unit term sheet
(incorporated by reference to the Company’s Current Report on Form 8-K dated August 29, 2006, Exhibit 10.3).
10.31	Avnet, Inc. 2006 Stock Compensation Plan (incorporated by reference to the Company’s Proxy Statement dated October 10, 2006, Appendix A).
10.32	Avnet, Inc. 2006 Stock Compensation Plan
(a) Form of nonqualified stock option agreement
(b) Form of nonqualified stock option agreement for non-employee director
(c) Form of performance stock unit term sheet
(d) Form of incentive stock option agreement
(e) Long Term Incentive Letter
(incorporated by reference to the Company’s Current Report on Form 8-K dated May 16, 2007, Exhibit 99.1).
10.33	Avnet Deferred Compensation Plan (incorporated by reference to the Company’s Current Report on Form 8-K dated May 18, 2005, Exhibit 99.1).
10.34	Form of Indemnity Agreement. The Company enters into this form of agreement with each of its directors and officers. (incorporated herein by reference to the Company’s Quarterly Report on Form 10-Q dated May 8, 2006, Exhibit 10.1).
10.35	Form option agreements for stock option plans (incorporated by reference to the Company’s Current Report on Form 8-K dated September 8, 2004, Exhibit 10.4).
(a) Non-Qualified stock option agreement for 1999 Stock Option Plan
(b) Incentive stock option agreement for 1999 Stock Option Plan
(c) Incentive stock option agreement for 1996 Stock Option Plan
(d) Non-Qualified stock option agreement for 1995 Stock Option Plan
Bank Agreements
10.36	Securitization Program
(a) Receivables Sale Agreement, dated as of June 28, 2001 between Avnet, Inc., as Originator and Avnet Receivables Corporation as Buyer (incorporated herein by reference to the Company’s Current Report on Form 8-K dated September 26, 2002, Exhibit 10J).
(b) Amendment No. 1, dated as of February 6, 2002, to Receivables Sale Agreement in 10.36(a) above (incorporated herein by reference to the Company’s Current Report on Form 8-K dated September 26, 2002, Exhibit 10K).
(c) Amendment No. 2, dated as of June 26, 2002, to Receivables Sale Agreement in 10.36(a) above (incorporated herein by reference to the Company’s Current Report on Form 8-K dated September 26, 2002, Exhibit 10L).
(d) Amendment No. 3, dated as of November 25, 2002, to Receivables Sale Agreement in 10.36(a) above (incorporated herein by reference to the Company’s Current Report on Form 8-K dated December 17, 2002, Exhibit 10B).

Exhibit
Number	Exhibit

(e) Amendment No. 4, dated as of December 12, 2002, to Receivables Sale Agreement in 10.36(a) above (incorporated herein by reference to the Company’s Current Report on Form 8-K dated December 17, 2002, Exhibit 10E).
(f) Amendment No. 5, dated as of August 15, 2003, to Receivables Sale Agreement in 10.36(a) above (incorporated herein by reference to the Company’s Current Report on Form 8-K dated September 15, 2003, Exhibit 10C).
(g) Amendment No. 6, dated as of August 3, 2005, to Receivables Sale Agreement in 10.36(a) above (incorporated herein by reference to the Company’s Current Report on Form 8-K dated September 13, 2005, Exhibit 10.1).
(h) Amended and Restated Receivables Purchase Agreement dated as of February 6, 2002 among Avnet Receivables Corporation, as Seller, Avnet, Inc., as Servicer, the Companies, as defined therein, the Financial Institutions, as defined therein, and Bank One, NA (Main Office Chicago) as Agent (incorporated herein by reference to the Company’s Current Report on Form 8-K dated September 26, 2002, Exhibit 10M).*
(i) Amendment No. 1, dated as of June 26, 2002, to the Amended and Restated Receivables Purchase Agreement in 10.36(h) above (incorporated herein by reference to the Company’s Current Report on Form 8-K dated September 26, 2002, Exhibit 10N).
(j) Amendment No. 2, dated as of November 25, 2002, to the Amended and Restated Receivables Purchase Agreement in 10.36(h) above (incorporated herein by reference to the Company’s Current Report on Form 8-K dated December 17, 2002, Exhibit 10A).
(k) Amendment No. 3, dated as of December 9, 2002, to the Amended and Restated Receivables Purchase Agreement in 10.36(h) above (incorporated herein by reference to the Company’s Current Report on Form 8-K dated December 17, 2002, Exhibit 10C).
(l) Amendment No. 4, dated as of December 12, 2002, to the Amended and Restated Receivables Purchase Agreement in 10.36(h) above (incorporated herein by reference to the Company’s Current Report on Form 8-K dated December 17, 2002, Exhibit 10D).
(m) Amendment No. 5, dated as of June 23, 2003, to the Amended and Restated Receivables Purchase Agreement in 10.36(h) above (incorporated herein by reference to the Company’s Current Report on Form 8-K dated September 15, 2003, Exhibit 10D).
(n) Amendment No. 6, dated as of August 15, 2003, to the Amended and Restated Receivables Purchase Agreement in 10.36(h) above (incorporated herein by reference to the Company’s Current Report on Form 8-K dated September 15, 2003, Exhibit 10E).
(o) Amendment No. 7, dated as of August 3, 2005, to the Amended and Restated Receivables Purchase Agreement in 10.36(h) above (incorporated herein by reference to the Company’s Current Report on Form 8-K dated September 13, 2005, Exhibit 10.2).
(p) Amendment No. 8, dated as of August 1, 2006, to the Amended and Restated Receivables Purchase Agreement in 10.36(h) above (incorporated herein by reference to the Company’s Current Report on Form 8-K dated August 29, 2006, Exhibit 10.4).
(q) Amendment No. 9, effective as of August 31, 2006, to the Amended and Restated Receivables Purchase Agreement in 10.36(h) above (incorporated herein by reference to the Company’s Current Report on Form 8-K dated August 29, 2006, Exhibit 10.5).
(r) Amendment No. 10, effective as of September 6, 2006, to the Amended and Restated Receivables Purchase Agreement in 10.36(h) above (incorporated herein by reference to the Company’s Current Report on Form 8-K dated August 29, 2007, Exhibit 10.4).
(s) Amendment No. 11, effective as of August 29, 2007, to the Amended and Restated Receivables Purchase Agreement in 10.36(h) above (incorporated herein by reference to the Company’s Current Report on Form 8-K dated August 29, 2007, Exhibit 10.5).

Exhibit
Number		Exhibit

10.37		Amended and Restated Credit Agreement, dated October 13, 2005, by and among Avnet, Inc., Avnet Logistics U.S., L.P. and Certain Other Subsidiaries, as Borrowers, Bank of America, N.A. as Administrative Agent, Swing Line Lender and L/C Issuer and the Other Lenders party thereto. (incorporated herein by reference to the Company’s Current Report on Form 8-K dated October 17, 2005, Exhibit 10.1).
Other Agreements
10.38		Securities Acquisition Agreement, dated April 26, 2005, by and among Avnet, Inc. and the sellers named therein and Memec Group Holdings Limited. (incorporated herein by reference to the Company’s Current Report on Form 8-K dated April 26, 2005, Exhibit 2.1).
10.39		Stock and Asset Purchase Agreement, dated as of November 6, 2006, between MRA Systems, Inc. and Avnet, Inc. (incorporated herein by reference to the Company’s Current Report on Form 8-K dated November 7, 2006, Exhibit 10.1).
12	.1**	Ratio of Earnings to Fixed Charges.
21	.	List of subsidiaries of the Company as of June 30, 2007 (incorporated herein by reference to the Company’s Current Report on Form 8-K dated August 29, 2007, Exhibit 21).
23	.1**	Consent of KPMG LLP.
31	.1**	Certification by Roy Vallee, Chief Executive Officer, under Section 302 of the Sarbanes-Oxley Act of 2002.
31	.2**	Certification by Raymond Sadowski, Chief Financial Officer, under Section 302 of the Sarbanes-Oxley Act of 2002.
32	.1***	Certification by Roy Vallee, Chief Executive Officer, under Section 906 of the Sarbanes-Oxley Act of 2002.
32	.2***	Certification by Raymond Sadowski, Chief Financial Officer, under Section 906 of the Sarbanes-Oxley Act of 2002.

*	This Exhibit does not include the Exhibits and Schedules thereto as listed in its table of contents. The Company undertakes to furnish any such Exhibits and Schedules to the Securities and Exchange Commission upon its request.

**	Filed herewith.

***	Furnished herewith.