Form 10-Q
period 2007-09-29
AVNET INC
filed 2007-11-06
CIK 8858

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 29, 2007

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

The total number of shares outstanding of the registrant’s Common Stock (net of treasury shares) as of October 26, 2007 — 150,040,818 shares.

AVNET, INC. AND SUBSIDIARIES

PART I

FINANCIAL INFORMATION

Item 1.	Financial Statements

AVNET, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS
(Unaudited)

	September 29,	June 30,
	2007	2007
	(Thousands, except
	share amounts)

ASSETS
Current assets:
Cash and cash equivalents	$520,886	$557,350
Receivables, less allowances of $94,179 and $102,121, respectively	3,065,792	3,103,015
Inventories	1,824,060	1,736,301
Prepaid and other current assets	71,767	92,179

Total current assets	5,482,505	5,488,845
Property, plant and equipment, net	184,489	179,533
Goodwill (Notes 3 and 4)	1,409,186	1,402,470
Other assets	291,494	284,271

Total assets	$7,367,674	$7,355,119

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Borrowings due within one year (Note 5)	$66,659	$53,367
Accounts payable	2,035,709	2,228,017
Accrued expenses and other	426,312	495,601

Total current liabilities	2,528,680	2,776,985
Long-term debt, less due within one year (Note 5)	1,156,008	1,155,990
Other long-term liabilities	107,819	21,499

Total liabilities	3,792,507	3,954,474

Commitments and contingencies (Note 6)
Shareholders’ equity (Notes 9 and 10):
Common stock $1.00 par; authorized 300,000,000 shares; issued 150,020,000 shares and 149,826,000 shares, respectively	150,020	149,826
Additional paid-in capital	1,109,134	1,094,210
Retained earnings	1,986,179	1,880,642
Accumulated other comprehensive income (Note 9)	330,405	276,509
Treasury stock at cost, 21,020 shares and 20,018 shares, respectively	(571)	(542)

Total shareholders’ equity	3,575,167	3,400,645

Total liabilities and shareholders’ equity	$7,367,674	$7,355,119

See notes to consolidated financial statements.

AVNET, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

	First Quarters Ended
	September 29,	September 30,
	2007	2006
	(Thousands, except
	per share data)

Sales	$4,098,718	$3,648,400
Cost of sales	3,572,190	3,180,035

Gross profit	526,528	468,365
Selling, general and administrative expenses	361,332	323,394

Operating income	165,196	144,971
Other income, net	7,430	3,746
Interest expense	(18,557)	(22,286)
Debt extinguishment costs (Note 5)	—	(27,358)

Income before income taxes	154,069	99,073
Income tax provision	48,532	34,930

Net income	$105,537	$64,143

Net earnings per share (Note 10):
Basic	$0.70	$0.44

Diluted	$0.69	$0.44

Shares used to compute earnings per share (Note 10):
Basic	149,978	146,718

Diluted	153,458	147,201

See notes to consolidated financial statements.

AVNET, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	First Quarters Ended
	September 29,	September 30,
	2007	2006
	(Thousands)

Cash flows from operating activities:
Net income	$105,537	$64,143
Non-cash and other reconciling items:
Depreciation and amortization	13,522	13,260
Deferred income taxes	32,343	22,121
Stock-based compensation	11,395	7,025
Other, net (Note 11)	2,870	8,444
Changes in (net of effects from businesses acquired):
Receivables	101,610	(80,583)
Inventories	(49,219)	(34,328)
Accounts payable	(229,186)	(9,522)
Accrued expenses and other, net	(32,697)	(17,177)

Net cash flows used for operating activities	(43,825)	(26,617)

Cash flows from financing activities:
Issuance of notes in public offering, net of issuance costs (Note 5)	—	296,085
Proceeds from (repayment of) bank debt, net (Note 5)	9,433	(54,258)
Proceeds from other debt, net (Note 5)	100	3
Other, net (Note 11)	4,777	3,082

Net cash flows provided by financing activities	14,310	244,912

Cash flows from investing activities:
Purchases of property, plant and equipment	(13,661)	(14,045)
Cash proceeds from sales of property, plant and equipment	278	728
Acquisition of operations, net (Note 3)	(12,190)	—

Net cash flows used for investing activities	(25,573)	(13,317)

Effect of exchange rate changes on cash and cash equivalents	18,624	88

Cash and cash equivalents:
— (decrease) increase	(36,464)	205,066
— at beginning of period	557,350	276,713

— at end of period	$520,886	$481,779

Additional cash flow information (Note 11)

See notes to consolidated financial statements.

AVNET, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.	Basis of presentation

In the opinion of management, the accompanying unaudited interim consolidated financial statements contain all adjustments necessary, all of which are of a normal recurring nature except for the debt extinguishment costs discussed in Note 5, to present fairly the Company’s financial position, results of operations and cash flows. For further information, refer to the consolidated financial statements and accompanying notes included in the Company’s Annual Report on Form 10-K for the fiscal year ended June 30, 2007.

During the third quarter of fiscal 2007, in conjunction with the acquisition of Access and reflecting recent industry trends, the Company reviewed its method of recording revenue related to the sales of supplier service contracts and determined that such sales will now be classified on a net revenue basis rather than on a gross basis beginning the third quarter of fiscal 2007. Although this change reduces sales and cost of sales for the Technology Solutions operating group and on a consolidated basis, it has no impact on operating income, net income, cash flow or the balance sheet. The impact of this change is that sales and cost of sales would have been reduced by $95,810,000, or 2.6%, for the first quarter of fiscal 2007 which was before the change was effective.

2.	Interim financial results

The results of operations for the first quarter ended September 29, 2007 are not necessarily indicative of the results to be expected for the full year.

3.	Acquisitions

Fiscal 2008

On September 27, 2007, the Company announced that it has reached a definitive agreement to acquire the IT Solutions division of Acal plc. Acal IT Solutions is a leading value-added distributor of storage area networking, secure networking and electronic document management products and services, with operations in six European countries and has annual revenues of approximately $200 million. The acquisition, which is subject to regulatory approval, will be integrated into the TS operations in the EMEA region.

On October 8, 2007, the Company completed its acquisition of the European Enterprise Infrastructure division of value-added distributor Magirus Group. The division acquired is a distributor of servers, storage systems, software and services of IBM and Hewlett-Packard to resellers in seven European countries and Dubai and has annual revenues of approximately $500 million. The acquisition is anticipated to be integrated into the TS operations in the EMEA region by the end of fiscal 2008.

On July 5, 2007, the Company acquired Flint Distribution Ltd., a UK-based interconnect, passive and electromechanical distributor with annual revenues of approximately $40 million which is being integrated into the EM operations in the EMEA region.

Fiscal 2007

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

During the fourth quarter of fiscal 2007, the Company completed its valuation of the identifiable intangible assets that resulted from the Access acquisition. The Company allocated $32,800,000 of purchase price to customer relationship intangible assets which management estimates to have a life of ten years (see Note 4).

Substantially all of the goodwill generated by the Access acquisition is expected to be deductible for tax purposes.

December 31, 2006
(Thousands)

Current assets	$650,478
Property, plant and equipment	5,209
Goodwill	90,065
Amortizable intangible asset	32,800
Other assets	438

Total assets acquired	778,990
Current liabilities	341,436

Net assets acquired (gross purchase price)	$437,554
Less: cash acquired	(9,861)

Purchase price, net of cash acquired	$427,693

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

The following table summarizes the Access exit-related acquisition reserves that have been preliminarily established through purchase accounting and related activity that occurred during the first quarter of fiscal 2008:

	Severance	Facility Exit
	Reserves	Reserves	Other	Total
	(Thousands)

Balance at June 30, 2007	$2,423	$1,809	$112	$4,344
Amounts utilized	(1,500)	(44)	(77)	(1,621)
Other, principally foreign currency translation	13	70	2	85

Balance at September 29, 2007	$936	$1,835	$37	$2,808

Total amounts utilized for exit-related activities during the first quarter of fiscal 2008 consisted of $1,621,000 in cash payments. As of September 29, 2007, management expects the majority of the severance reserves and other contractual obligations to be utilized by the end of fiscal 2008 and expects the majority of the facility exit costs to be utilized by fiscal 2013.

The exit-related purchase accounting reserves established for severance related to the reduction of 80 Access personnel in the Americas and EMEA regions, and consisted primarily of administrative, finance and certain operational functions. These reductions are based on management’s assessment of redundant Access positions compared with existing Avnet positions. Severance reserves, particularly those estimated to date for the EMEA region, may be adjusted during the purchase price allocation period because these costs are subject to local regulations and approvals. The costs presented in the “Facility Exit Reserves” column of the preceding table consist of estimated future payments for non-cancelable leases and early lease termination costs for two facilities, one in the Americas and one in EMEA. The costs presented in the “Other” column of the preceding table include early termination costs for contracts that have no future benefit to the on-going combined business.

Unaudited pro forma results

Unaudited pro forma financial information is presented below as if the acquisition of Access occurred at the beginning of fiscal 2007. The pro forma information presented below does not purport to present what the actual results would have been had the acquisition in fact occurred at the beginning of fiscal 2007, nor does the information project results for any future period. Further, the pro forma results exclude any benefits that may result from the acquisition due to synergies that were derived from the elimination of any duplicative costs.

The accompanying consolidated statement of operations for the first quarter of fiscal 2007 includes Access’ results of operations for comparative purposes.

Pro Forma Results
First Quarter Ended
Fiscal 2007
(Thousands, except
per share data)

Pro forma sales	$4,079,484
Pro forma operating income	167,729
Pro forma net income	73,804
Pro forma diluted earnings per share	$0.50

AVNET, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Combined results for Avnet and Access were adjusted for the following in order to create the unaudited pro forma results in the table above:

•	$1,297,000 pre-tax, $839,000 after tax, or $0.01 per diluted share, for the first quarter ended September 29, 2007 for amortization relating to intangible assets written off upon acquisition.

•	$5,215,000 pre-tax, $3,376,000 after tax, or $0.02 per diluted share, for the first quarter ended September 29, 2007 for interest expense relating to borrowings used to fund the acquisition. For the pro forma results presented in the preceding table, the borrowings were assumed to be outstanding for the entire first quarter of fiscal 2007.

Fiscal 2006

During fiscal 2006, the Company acquired Memec Group Holdings Limited (“Memec”), a global distributor that marketed and sold a portfolio of semiconductor devices from industry-leading suppliers in addition to providing customers with engineering expertise and design services. Memec was fully integrated into the Electronics Marketing group of Avnet as of the end of fiscal 2006. As a result of the acquisition and subsequent integration of Memec, the Company recorded certain exit-related liabilities during the purchase price allocation period which closed at the end of fiscal 2006. These exit-related liabilities consisted of severance for workforce reductions, non-cancelable lease commitments and lease termination charges for leased facilities, and other contract termination costs associated with the exit activities.

The following table summarizes the utilization of reserves during the first quarter of fiscal 2008 related to exit activities established through purchase accounting in connection with the acquisition of Memec:

	Severance	Facility Exit
	Reserves	Reserves	Other	Total
	(Thousands)

Balance at June 30, 2007	$423	$12,009	$2,009	$14,441
Amounts utilized	—	(996)	—	(996)
Other, principally foreign currency translation	20	21	—	41

Balance at September 29, 2007	$443	$11,034	$2,009	$13,486

Total amounts utilized for exit-related activities during the first quarter of fiscal 2008 consisted of $996,000 in cash payments. The remaining severance reserves are expected to be substantially paid out by the end of fiscal 2008, whereas reserves for other contractual commitments, particularly for certain lease commitments, will extend into fiscal 2013.

4.	Goodwill and intangible assets

The following table presents the carrying amount of goodwill, by reportable segment, for the three months ended September 29, 2007:

	Electronics	Technology
	Marketing	Solutions	Total
		(Thousands)

Carrying value at June 30, 2007	$1,039,209	$363,261	$1,402,470
Additions	8,007	—	8,007
Adjustments	—	(2,759)	(2,759)
Foreign currency translation	499	969	1,468

Carrying value at September 29, 2007	$1,047,715	$361,471	$1,409,186

AVNET, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The addition to goodwill in EM related to the acquisition of Flint Distribution (see Note 3). The adjustment to goodwill in the TS region related to purchase price allocation adjustments to certain Access acquired assets.

As of September 29, 2007, the Company had a carrying value of $47,855,000 in customer relationship intangible assets, consisting of $55,400,000 in original cost value and accumulated amortization of $7,545,000, which are being amortized over ten years. Intangible asset amortization expense was $1,385,000 and $1,040,000 for the first quarter of fiscal 2008 and 2007, respectively. Amortization expense for the next five years is expected to be $5,540,000 each year.

5.	External financing

Short-term debt consists of the following:

	September 29,	June 30,
	2007	2007
	(Thousands)

Bank credit facilities	$64,734	$51,534
Other debt due within one year	1,925	1,833

Short-term debt	$66,659	$53,367

Bank credit facilities consist of various committed and uncommitted lines of credit with financial institutions utilized primarily to support the working capital requirements of foreign operations. The weighted average interest rate on the outstanding bank credit facilities, which are primarily in Japan that has a low interest rate environment, was 1.7% at September 29, 2007 and 1.5% at June 30, 2007.

The Company has an accounts receivable securitization program (the “Program”) with a group of financial institutions that allows the Company to sell, on a revolving basis, an undivided interest of up to $450,000,000 in eligible receivables while retaining a subordinated interest in a portion of the receivables. The Program does not qualify for sale treatment, as a result, any borrowings under the Program are recorded as debt on the consolidated balance sheet. During August 2007, the Company renewed the Program for another one year term that will expire in August 2008. There were no amounts outstanding under the Program at September 29, 2007 or June 30, 2007.

Long-term debt consists of the following:

	September 29,	June 30,
	2007	2007
	(Thousands)

5.875% Notes due March 15, 2014	$300,000	$300,000
6.00% Notes due September 1, 2015	250,000	250,000
6.625% Notes due September 15, 2016	300,000	300,000
2% Convertible Senior Debentures due March 15, 2034	300,000	300,000
Other long-term debt	8,998	9,073

Subtotal	1,158,998	1,159,073
Discount on notes	(2,990)	(3,083)

Long-term debt	$1,156,008	$1,155,990

During the first quarter of fiscal 2008, the Company entered into a five-year $500,000,000 unsecured revolving credit facility (the “Credit Agreement”) with a syndicate of banks which expires September 26, 2012. In connection with the Credit Agreement, the Company terminated its existing unsecured $500,000,000 credit facility (the “2005 Credit Facility”) which was to expire in October 2010. The 2005 Credit Facility had substantially similar terms and conditions as those in the Credit Agreement except that the Credit Agreement effectively extended the 2005 Credit

AVNET, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Facility’s terms by two years. Under the Credit Agreement, the Company may select from various interest rate options, currencies and maturities. The Credit Agreement contains certain covenants, all of which the Company was in compliance with as of September 29, 2007. As of the end of the first quarter of fiscal 2008, there were no borrowings under the Credit Agreement; however, there were $21,072,000 in letters of credit issued under the Credit Agreement which represents a utilization of the Credit Agreement capacity but they are not recorded in the consolidated balance sheet as the letters of credit are not debt. At June 30, 2007, there were no borrowings outstanding under the 2005 Credit Facility and $21,152,000 in letters of credit were issued under the 2005 Credit Facility.

During October 2006, the Company redeemed all of its 9 3/4% Notes due February 15, 2008 (the “9 3/4% Notes”), of which $361,360,000 was outstanding. The Company used the net proceeds amounting to $296,085,000 from the issuance in September 2006 of $300,000,000 principal amount of 6.625% Notes due September 15, 2016, plus available liquidity, to repurchase the 9 3/4% Notes. In connection with the repurchase, the Company terminated two interest rate swaps with a total notional amount of $200,000,000 that hedged a portion of the 9 3/4% Notes. Debt extinguishment costs incurred in the first quarter of fiscal 2007 as a result of the redemption totaled $27,358,000 pre-tax, $16,538,000 after tax, or $0.11 per share on a diluted basis, and consisted of $20,322,000 for a make-whole redemption premium, $4,939,000 associated with interest rate swap terminations, and $2,097,000 to write-off certain deferred financing costs.

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

The Company’s noncontributory defined benefit pension plan (the “Plan”) covers substantially all domestic employees. Components of net periodic pension costs during the quarters ended September 29, 2007 and September 30, 2006 were as follows:

	First Quarters Ended
	September 29,	September 30,
	2007	2006
	(Thousands)

Service cost	$3,684	$3,715
Interest cost	4,192	3,933
Expected return on plan assets	(5,834)	(5,123)
Recognized net actuarial loss	774	681
Amortization of prior service credit	—	(11)

Net periodic pension costs	$2,816	$3,195

During the first quarter of fiscal 2008, the Company made contributions to the Plan of $10,708,000.

8.	Accrued income taxes

The Company adopted the provisions of Financial Accounting Standards Board Interpretation No. 48, Accounting for Uncertainty in Income Taxes — an Interpretation of FASB Statement No. 109, (“FIN 48”) on July 1, 2007, the first day of fiscal 2008. FIN 48 clarifies the accounting for uncertainty in income taxes recognized in an entity’s financial statements and prescribes that a company use a more-likely-than-not recognition threshold based upon the technical merits of the tax position taken or expected to be taken in a tax return.

The adoption of FIN 48 resulted in no cumulative adjustment to retained earnings. In addition, consistent with the provisions of FIN 48, the Company reclassified $94,460,000 of income tax liabilities from current classification in “accrued expenses and other” on the Consolidated Balance Sheet to long-term classification in “other long-term liabilities.”

The total amount of gross unrecognized tax benefits upon adoption was $114,285,000, of which approximately $49,563,000 would favorably impact the effective tax rate if recognized. In accordance with the Company’s accounting policy, accrued interest and penalties, if any, related to unrecognized tax benefits are recorded as a component of tax expense. This policy did not change as a result of the adoption of FIN 48. The Company had accrued interest expense and penalties of $12,601,000, net of applicable state tax benefit, as of the date of adoption of FIN 48.

AVNET, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The Company conducts business globally and consequently files income tax returns in numerous jurisdictions including the United States, Germany, United Kingdom, Belgium, Singapore, Taiwan and Hong Kong. It is also routinely subject to audit in these and other countries. The Company is no longer subject to audit in its major jurisdictions for periods prior to fiscal year 2000. The open years, by major jurisdiction, are as follows:

Jurisdiction	Fiscal Year

United States (federal and state)	2001 - 2007
Germany	2000 - 2007
United Kingdom	2006 - 2007
Belgium	1999 - 2007
Singapore	2000 - 2007
Taiwan	2002 - 2007
Hong Kong	2001 - 2007

9.	Comprehensive income

	First Quarters Ended
	September 29,	September 30,
	2007	2006
	(Thousands)

Net income	$105,537	$64,143
Foreign currency translation adjustments	53,896	3,613

Total comprehensive income	$159,433	$67,756

10.	Earnings per share

	First Quarters Ended
	September 29,	September 30,
	2007	2006
	(Thousands, except
	per share data)

Numerator:
Net income	$105,537	$64,143

Denominator:
Weighted average common shares for basic earnings per share	149,978	146,718
Net effect of dilutive stock options and restricted stock awards	2,177	483
Net effect of 2% Convertible Debentures due March 15, 2034	1,303	—

Weighted average common shares for diluted earnings per share	153,458	147,201

Basic earnings per share	$0.70	$0.44

Diluted earnings per share	$0.69	$0.44

Shares issuable upon conversion of the 2% Convertible Debentures are excluded from the computation of earnings per diluted share for the first quarter of fiscal 2007 as a result of the Company’s election to satisfy the principal portion of the Debentures, if converted, in cash (see Note 5) in combination with the fact that the average stock price for the first quarter of fiscal 2007 was below the conversion price per share of $33.84. Shares issuable for the conversion premium of the 2% Convertible Debentures are included in the computation of earnings per diluted shares for the first quarter of fiscal 2008 because the average stock price for the quarter was above the conversion

AVNET, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

price per share of $33.84. The number of dilutive shares for the conversion premium was calculated in accordance with EITF 04-8, The Effect of Contingently Convertible Instruments on Diluted Earnings per Share.

Options to purchase 33,000 and 3,079,000 shares of the Company’s stock were excluded from the calculations of diluted earnings per share for the quarters ended September 29, 2007 and September 30, 2006, respectively, because the exercise price for those options was above the average market price of the Company’s stock. Therefore, inclusion of these options in the diluted earnings per share calculation would have had an anti-dilutive effect.

11.	Additional cash flow information

Other non-cash and other reconciling items consist of the following:

	First Quarters Ended
	September 29,	September 30,
	2007	2006
	(Thousands)

Provision for doubtful accounts	$35	$5,131
Periodic pension costs (Note 7)	2,816	3,195
Other, net	19	118

	$2,870	$8,444

The year over year reduction in the provision for doubtful accounts was due primarily to an allowance provided on a customer receivable, a portion of which is no longer needed as a result of an agreement entered into during the first quarter of fiscal 2008.

Other, net, cash flows from financing activities are comprised primarily of proceeds from the exercise of stock options and associated tax benefits with the corresponding offset in cash from operating activities.

Interest and income taxes paid in the three months ended September 29, 2007 and September 30, 2006, respectively, were as follows:

	First Quarters Ended
	September 29,	September 30,
	2007	2006
	(Thousands)

Interest	$37,192	$35,082
Income taxes	17,846	8,631

AVNET, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

12.	Segment information

	First Quarters Ended
	September 29,	September 30,
	2007	2006
	(Thousands)

Sales:
Electronics Marketing	$2,491,194	$2,435,418
Technology Solutions	1,607,524	1,212,982

	$4,098,718	$3,648,400

Operating income (loss):
Electronics Marketing	$130,171	$125,638
Technology Solutions	58,529	38,999
Corporate	(23,504)	(19,666)

	$165,196	$144,971

Sales, by geographic area:
Americas(1)	$1,984,348	$1,776,938
EMEA(2)	1,254,807	1,122,641
Asia/Pacific(3)	859,563	748,821

	$4,098,718	$3,648,400

(1)	Included in sales for the quarters ended September 29, 2007 and September 30, 2006 for the Americas region are $1.8 billion and $1.6 billion, respectively, of sales related to the United States.

(2)	Included in sales for the quarters ended September 29, 2007 and September 30, 2006 for the EMEA region are $467.3 million and $443.0 million, respectively, of sales related to Germany.

(3)	Included in sales for the quarters ended September 29, 2007 and September 30, 2006 for the Asia/Pacific region is $277.3 million and $224.7 million, respectively, of sales related to Taiwan; $226.3 million and $191.9 million, respectively, of sales related to Hong Kong; and $216.6 million and $189.4 million, respectively, of sales related to Singapore.

	September 29,	June 30,
	2007	2007
	(Thousands)

Assets:
Electronics Marketing	$4,780,193	$4,604,511
Technology Solutions	2,250,454	2,361,408
Corporate	337,027	389,200

	$7,367,674	$7,355,119

Property, plant, and equipment, net, by geographic area
Americas(4)	$115,678	$112,531
EMEA(5)	56,163	55,304
Asia/Pacific	12,648	11,698

	$184,489	$179,533

(4)	Property, plant and equipment, net, for the Americas region as of September 29, 2007 and June 30, 2007 includes $113.3 million and $110.0 million, respectively, related to the United States.

AVNET, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

(5)	Property, plant and equipment, net, for the EMEA region as of September 29, 2007 and June 30, 2007 includes $27.1 million and $26.8 million, respectively, related to Germany and $13.9 million and $13.4 million, respectively, related to Belgium.

13.	Restructuring, integration and other items

Fiscal 2007

During the second half of fiscal 2007, the Company incurred certain restructuring, integration and other items as a result of cost-reduction initiatives in all three regions and the acquisition of Access on December 31, 2006 (see Note 3). The Company established and approved plans for cost reduction initiatives across the Company and approved plans to integrate the acquired Access business into Avnet’s existing TS operations, which was complete as of the end of fiscal 2007. The following table summarizes the activity in these reserve accounts during the first quarter of fiscal 2008:

	Severance	Facility Exit
	Reserves	Costs	Other	Total
	(Thousands)

Balance at June 30, 2007	$6,653	$827	$393	$7,873
Amounts utilized	(4,555)	(265)	(185)	(5,005)
Other, principally foreign currency translation	174	—	12	186

Balance at September 29, 2007	$2,272	$562	$220	$3,054

As of September 29, 2007, management expects the majority of the remaining reserves to be utilized by the end of fiscal 2008.

Fiscal 2006 and prior restructuring reserves

In fiscal year 2006 and prior, the Company incurred restructuring charges under three separate restructuring plans. Two of the restructuring plans occurred during fiscal 2006, the first consisted of charges incurred as a result of the acquisition of Memec on July 5, 2005 and its subsequent integration into Avnet’s existing operations (“Memec FY 2006” in the following table), and the second plan was primarily related to actions taken following the divestitures of certain TS business lines in the Americas region in the second half of fiscal 2006 and certain cost reduction actions taken by TS in the EMEA region (“Other FY 2006” in the following table). The third restructuring plan occurred during fiscal 2004 and 2003 and related to the reorganization of operations in each of the Company’s three regions in response to business conditions at the time of the charge (“FY 2004 and 2003” in the following table). The table below presents the activity during the first quarter of fiscal 2008 that occurred in the reserves established as part of the three restructuring plans:

	Memec	Other	FY 2004
Restructuring Charges	FY 2006	FY 2006	and 2003	Total
	(Thousands)

Balance at June 30, 2007	$637	$2,115	$3,571	$6,323
Amounts utilized	(178)	(208)	(276)	(662)
Adjustments	—	(354)	—	(354)
Other, principally foreign currency translation	14	29	144	187

Balance at September 29, 2007	$473	$1,582	$3,439	$5,494

AVNET, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

As of September 29, 2007, the remaining Memec FY 2006 reserves related to severance, the majority of which management expects to utilize by the end of fiscal 2008 and facility exit costs, the majority of which management expects to utilize by fiscal 2009.

During the first quarter of fiscal 2008, adjustments of $354,000 for the Other FY 2006 reserves related to severance and other reserves deemed excessive and therefore reversed through “selling, general and administrative expenses.” As of September 29, 2007, remaining reserves related to severance, the majority of which management expects to utilize before the end of fiscal 2008 and facility exit costs, the majority of which management expects to utilize by fiscal 2013.

As of September 29, 2007, the remaining reserves for FY 2004 and 2003 restructuring activities related to severance and other reserves, the majority of which the Company expects to utilize by the end of fiscal 2008 and contractual lease commitments, substantially all of which the Company expects to utilize by the end of fiscal 2010, although a small portion of the remaining reserves relate to lease payouts that extend as late as fiscal 2012.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

For a description of the Company’s critical accounting policies and an understanding of the significant factors that influenced the Company’s performance during the quarters ended September 29, 2007 and September 30, 2006, this Management’s Discussion and Analysis of Financial Condition and Results of Operations (“MD&A”) should be read in conjunction with the consolidated financial statements, including the related notes, appearing in Item 1 of this Report, as well as the Company’s Annual Report on Form 10-K for the year ended June 30, 2007.

There are numerous references to the impact of foreign currency translation in the discussion of the Company’s results of operations that follow. Over the past several years, the exchange rates between the US Dollar and many foreign currencies, especially the Euro, have fluctuated significantly. For example, the US Dollar has weakened against the Euro by approximately 2% when sequentially comparing the first quarter of fiscal 2008 with the fourth quarter of fiscal 2007. On a year-over-year basis (first quarter fiscal 2008 as compared with first quarter fiscal 2007), the US Dollar weakened against the Euro by approximately 8%. When the weaker US Dollar exchange rates of the current year are used to translate the results of operations of Avnet’s subsidiaries denominated in foreign currencies, the resulting impact is an increase in US Dollars of reported results. In the discussion that follows, this is referred to as the “translation impact of changes in foreign currency exchange rates.”

In addition to disclosing financial results that are determined in accordance with US generally accepted accounting principles (“GAAP”), the Company also discloses certain non-GAAP financial information such as income or expense items as adjusted for the translation impact of changes in foreign currency exchange rates, as discussed above, or sales adjusted for the impact of acquisitions or sales adjusted for the impact of the change to net revenue accounting as further discussed below under Sales. Management believes that providing this additional information is useful to the reader to better assess and understand operating performance, especially when comparing results with previous periods or forecasting performance for future periods, primarily because management typically monitors the business both including and excluding these adjustments to GAAP results. Management also uses these non-GAAP measures to establish operational goals and, in some cases, for measuring performance for compensation purposes. However, analysis of results and outlook on a non-GAAP basis should be used as a complement to, and in conjunction with, data presented in accordance with GAAP.

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

Results of Operations

Executive Summary

Several items impacted the financial results for Avnet when comparing first quarter of fiscal 2008 results with first quarter of fiscal 2007. The acquisitions of Access Distribution (“Access”), Azure Technology (“Azure”) and Flint Distribution (see Note 3 in the Notes to the Consolidated Financial Statements in Item 1 of this Form 10-Q), all of which were acquired after first quarter of fiscal 2007 and, as a result, positively impact the comparison of results with the prior period results as prior period does not include results of the acquired businesses. Also, in conjunction with the acquisition of Access and reflecting recent industry trends, the Company reviewed its method of recording revenue related to the sales of supplier service contracts and determined that such sales were to be classified on a net revenue basis rather than on a gross basis effective with the third quarter of fiscal 2007 (referred to as “the change to net revenue reporting” in this MD&A). Although this change reduces sales and cost of sales for the Technology Solutions operating group and on a consolidated basis, it has no impact on operating income, net income, cash flow or the balance sheet. These items in the aggregate, the acquisitions in particular, have a net positive impact on the first quarter of fiscal 2008 sales in comparison with the first quarter of fiscal 2007. The comparison of sales for the first quarter of fiscal 2008 with the first quarter of fiscal 2007 adjusted for the impact of acquisitions and the change to net revenue reporting is presented in tables under Sales and is referred to as “pro forma basis” in this MD&A.

Avnet’s consolidated sales of $4.10 billion in the first quarter of fiscal 2008 were up 12.3% over the first quarter of fiscal 2007 sales of $3.65 billion. Excluding the translation impact of changes in foreign currency exchange rates, sales would have increased approximately 9.8%. Consolidated year-over-year sales growth on a pro forma basis was 2.3%. TS and EM posted year-over-year sales growth of 32.5% and 2.3%, respectively, and 2.6% and 2.1%, respectively, on a pro forma basis. The sales growth for TS was primarily driven by acquisitions, in particular by the Access acquisition from which TS significantly expanded its Sun Microsystems business. At EM, the Asia region generated better than expected sales growth which offset a decline in the Americas region. Gross profit margin of 12.8% was essentially flat year over year and operating profit margin increased 6 basis points to 4.03% in the first quarter of fiscal 2008 as compared with the same period last year. A regional shift to more EM sales coming from Asia and an operating group mix shift to a higher proportion of consolidated sales coming from TS negatively impacted gross profit margins and operating profit margins. Even though EM Asia and the TS operating group generate lower gross margins than the EM operations in the Americas and EMEA, they have higher working capital velocity the combination of which allows both to contribute to the Company’s performance in driving higher levels of returns on capital.

Sales

The table below provides sales for the Company and its operating groups, including an analysis of the Company’s sales for the first quarter of fiscal 2008 as compared with the Company’s sales for the first quarter of fiscal 2007. In addition, as discussed in Executive Summary, sales for first quarter of fiscal 2008 as compared with first quarter fiscal 2007 were impacted by (i) the classification of sales of supplier service contracts on a net revenue basis, which was effective beginning in the third quarter of fiscal 2007 and (ii) the sales of certain acquisitions, including Access Distribution acquired on December 31, 2006, Azure Technologies acquired in April 2007 and Flint Distribution acquired in July 2007. Included in the table below is the comparison of first quarter of fiscal 2008 sales for the Company and its operating groups and a comparison to pro forma sales adjusted for these items to allow readers to better assess and understand the Company’s revenue performance by operating group and by region.

					Pro Forma
			Year-Year	Pro Forma	Year-Year
	Q1-Fiscal ’08	Q1-Fiscal ’07	% Change	Q1-Fiscal ’07	% Change
	(Dollars in thousands)

Avnet, Inc.	$4,098,718	$3,648,400	12.3%	$4,008,221	2.3%
EM	2,491,194	2,435,418	2.3	2,440,801	2.1
TS	1,607,524	1,212,982	32.5	1,567,420	2.6
EM
Americas	$911,373	$957,424	(4.8)%	$957,424	(4.8)%
EMEA	830,772	794,006	4.6	799,389	3.9
Asia	749,049	683,988	9.5	683,988	9.5
TS
Americas	$1,072,975	$819,514	30.9%	$1,130,211	(5.1)%
EMEA	424,035	328,635	29.0	353,212	20.1
Asia	110,514	64,833	70.5	83,997	31.6
Totals by Region
Americas	$1,984,348	$1,776,938	11.7%	$2,087,635	(4.9)%
EMEA	1,254,807	1,122,641	11.8	1,152,601	8.9
Asia	859,563	748,821	14.8	767,985	11.9

The following table presents the reconciliation of sales as reported for first quarter of fiscal 2007 to the pro forma sales for the same period to adjust for sales recorded by certain businesses acquired by Avnet prior to the acquisition date and the impact of net revenue reporting for the period prior to the effective date:

	Reported		Gross to Net
	Q1 Fiscal ’07	Acquisition Sales	Revenue Impact	Pro Forma Sales
		(Thousands)

Avnet, Inc.	$3,648,400	$455,631	$(95,810)	$4,008,221
EM	2,435,418	5,383	—	2,440,801
TS	1,212,982	450,248	(95,810)	1,567,420

Consolidated sales for the first quarter of fiscal 2008 were $4.10 billion, up 12.3%, or $450.3 million, from the prior year first quarter consolidated sales of $3.65 billion. Approximately $93 million of this year-over-year increase is due to the translation impact of changes in foreign currency exchange rates. TS experienced sales growth of 32.5%, or $394.5 million, over prior year first quarter (approximately $35 million was a result of the translation impact of changes in foreign currency exchange rates) primarily due to the addition of Access and Azure businesses. On a pro forma basis, TS sales growth was 2.6%. EM year-over-year sales growth was 2.3% but was flat excluding the translation impact of foreign currency exchange rates and was 2.1% on a pro forma basis.

EM reported sales of $2.49 billion in the first quarter of fiscal 2008, up $55.8 million, or 2.3% (and flat excluding the translation impact of changes in foreign currency exchange rates), over the prior year first quarter sales of $2.44 billion. EM Asia generated better than expected year-over-year sales growth of 9.5%, driven primarily by the strength in the digital consumer end markets, and more than offset the Americas decline of 4.8% which was slightly weaker than expected. The EM EMEA region year-over-year sales grew 4.6% (3.9% on a pro forma basis) but was down 2.7% excluding the translation impact of changes in foreign currency exchange rates as the US dollar weakened against the Euro during the first quarter of fiscal 2008.

TS reported sales of $1.61 billion, up $394.5 million, or 32.5%, from sales in the first quarter of fiscal 2007 of $1.21 billion. Excluding the translation impact of changes in foreign currency exchange rates, sales increased 29.7%. The year-over-year growth was driven primarily by the addition of sales through acquisitions of the Access and Azure businesses. Comparative sales growth was also impacted by the change to net revenue reporting. On a pro forma basis, TS sales increased 2.6% year over year. TS Americas’ sales of $1.07 billion increased 30.9% compared with the prior year first quarter. On a pro forma basis, sales in the Americas declined 5.1% year over year as demand for some proprietary servers and microprocessors was weaker than expected despite strong double digit growth in industry standard servers, storage, services and software. The EMEA region generated year-over-year sales of $424.0 million, up 29.0% compared with prior year first quarter (up 19.3% excluding the translation impact of changes in foreign currency exchange rates). On a pro forma basis, year-over-year sales in EMEA increased 20.1% (11.0% excluding the translation impact of changes in foreign currency exchange rates) driven by the enterprise IT products business. The Asia region posted year-over-year sales of $110.5 million, up 70.5% over prior year’s first quarter. On a pro forma basis, year-over-year sales in Asia increased 31.6% led by the enterprise IT products business.

Gross Profit and Gross Profit Margins

Consolidated gross profit for the first quarter of fiscal 2008 was $526.5 million, up $58.2 million, or 12.4%, over prior year first quarter. Gross profit margin of 12.8% was essentially flat year over year due primarily to a regional sales shift in EM, a sales mix shift between the operating groups, and the impact of the change in method of recording sales of supplier service contracts. EM gross profit margins were up year over year, even though they were impacted by a regional shift where Asia, which has lower gross margins than in the Americas and EMEA, grew from 28.1% of EM revenue in the prior year first quarter to 30.1% in the first quarter of fiscal 2008. There was also a business mix shift where TS grew to 39.2% of consolidated sales as compared with 33.2% in the prior year first quarter. Both the TS operating group as well as the EM Asia region typically have lower gross profit margins on its product sales; however, both TS and EM Asia also have higher working capital velocity the combination of which allows both to contribute to the Company’s performance in driving higher levels of returns on capital. Offsetting these negative impacts of the mix and region shifts on gross profit margin was the positive impact by the change to net revenue reporting in TS for its supplier service contracts.

Selling, General and Administrative Expenses

Selling, general and administrative expenses (“SG&A expenses”) were $361.3 million in the first quarter of fiscal 2008, up $37.9 million, or 11.7%, over the prior year first quarter primarily due to the acquisition of Access Distribution, which was acquired during the second half of fiscal 2007, and the weakening of the US dollar versus the Euro. Metrics that management monitors with respect to its operating expenses are SG&A expenses as a percentage of sales and as a percentage of gross profit. In the first quarter of fiscal 2008, SG&A expenses were 8.8% of sales and 68.6% of gross profit as compared with 8.9% and 69.0%, respectively, in the first quarter of fiscal 2007.

Operating Income

Operating income for the first quarter of fiscal 2008 increased 14.0% to $165.2 million, or 4.03% of consolidated sales, as compared with operating income of $145.0 million, or 3.97% of consolidated sales in the first quarter of fiscal 2007. EM reported operating income of $130.2 million (5.23% of EM sales) in the first quarter of fiscal 2008 as compared with $125.6 million (5.16% of EM sales) in the prior year first quarter. This represents the seventh consecutive quarter where EM operating income margin was greater than 5%. TS operating income in the first quarter of fiscal 2008 was $58.5 million (3.64% of TS sales) as compared with $39.0 million (3.22% of TS sales) in the prior year first quarter. Corporate operating expenses increased $3.8 million to $23.5 million in the first quarter of fiscal 2008 as compared to $19.7 million in the first quarter of fiscal 2007 primarily due to an increase in stock based compensation expense.

Interest Expense and Other Income, net

Interest expense in the first quarter of fiscal 2008 was $18.6 million, down $3.7 million, or 16.7%, from interest expense of $22.3 million in the first quarter of fiscal 2007. The year-over-year decrease in interest expense is primarily the result of a lower effective interest rate on debt outstanding and refinancing activities which occurred during fiscal 2007, whereby higher interest rate debt was repaid or replaced with lower interest rate debt. In September 2006, the Company issued $300.0 million principal amount of 6.625% Notes due 2016 and used the proceeds along with available liquidity to fund the repurchase of $361.4 million of the 9 3/4% Notes, which was completed on October 12, 2006. See Financing Transactions for further discussion of the Company’s outstanding debt.

Other income, net, was $7.4 million in the first quarter of fiscal 2008 as compared with $3.7 million in the first quarter of fiscal 2007. The year-over-year increase was primarily the result of higher short-term interest rates, foreign currency exchange gains compared to losses in prior year first quarter and higher income from an equity method investment.

Debt Extinguishment Costs

As further described in Financing Transactions, the Company incurred debt extinguishment costs in the first quarter of fiscal 2007 associated with the redemption of its 9 3/4% Notes due February 15, 2008, of which $361.4 million was outstanding. The costs incurred as a result of the redemption totaled $27.4 million pre-tax, $16.5 million after tax, or $0.11 per share on a diluted basis, and consisted of $20.3 million for the make-whole redemption premium, $5.0 million associated with two interest rate swap terminations, and $2.1 million to write-off certain deferred financing costs.

Income Tax Provision

The Company’s effective tax rate on its income before income taxes was 31.5% in the first quarter of fiscal 2008 as compared with 35.3% in the first quarter of fiscal 2007. The decrease in the effective tax rate was primarily driven by the mix of pre-tax income towards lower statutory tax rate jurisdictions and the negative impact on prior year’s first quarter effective tax rate related to (1) the loss on the sale of an EM business for which no tax benefit was available and (2) an additional tax provision for transfer pricing exposures in Europe in the amount of $3.4 million, or $0.02 per share on a diluted basis.

Net Income

As a result of the operational performance and other factors described in the preceding sections of this MD&A, the Company’s consolidated net income for the first quarter of fiscal 2008 was $105.5 million, or $0.69 per share on a diluted basis, as compared with $64.1 million, or $0.44 per share on a diluted basis, in the prior year first quarter. Net income for the first quarter of fiscal 2007 was negatively impacted by debt extinguishment costs ($16.5 million after tax or $0.11 per share on a diluted basis).

LIQUIDITY AND CAPITAL RESOURCES

Cash Flow

The following table summarizes the Company’s cash flow activity for the quarters ended September 29, 2007 and September 30, 2006, including the Company’s computation of free cash flow and a reconciliation of this metric to the nearest GAAP measures of net income and net cash flow from operations. Management’s computation of free cash flow consists of net cash flow from operations plus cash flows generated from or used for purchases and sales of property, plant and equipment, acquisitions of operations, effects of exchange rates on cash and cash equivalents and other financing activities. Management believes that the non-GAAP metric of free cash flow is a useful measure to help management and investors better assess and understand the Company’s operating performance and sources and uses of cash. Management also believes the analysis of free cash flow assists in identifying underlying trends in the business. Computations of free cash flow may differ from company to company. Therefore, the analysis of free cash flow should be used as a complement to, and in conjunction with, the Company’s consolidated statements of cash flows presented in the accompanying consolidated financial statements.

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

	First Quarters Ended
	September 29,	September 30,
	2007	2006
	(Thousands)

Net income	$105,537	$64,143
Non-cash and other reconciling items(1)	60,130	50,850
Cash flow used for working capital (excluding cash and cash equivalents)(2)	(209,492)	(141,610)

Net cash flow used for operations	(43,825)	(26,617)
Cash flow generated from (used for):
Purchase of property, plant and equipment	(13,661)	(14,045)
Cash proceeds from sales of property, plant and equipment	278	728
Acquisitions of operations, net	(12,190)	—
Effect of exchange rates on cash and cash equivalents	18,624	88
Other, net financing activities	4,777	3,082

Net free cash flow	(45,997)	(36,764)
Proceeds from debt, net	9,533	241,830

Net (decrease) increase in cash and cash equivalents	$(36,464)	$205,066

(1)	Non-cash and other reconciling items are the combination of depreciation and amortization, deferred income taxes, stock-based compensation, and other, net (primarily the provision for doubtful accounts and periodic pension costs), in cash flows from operations.

(2)	Cash flow used for working capital is the combination of the changes in the Company’s working capital and other balance sheet accounts in cash flows from operations (receivables, inventories, accounts payable and accrued expenses and other, net).

During the first quarter of fiscal 2008, the Company used $43.8 million of cash and cash equivalents for its operating activities as compared with a use of $26.6 million in the first quarter of fiscal 2007. These results are comprised of: (1) the cash flow generated from net income excluding non-cash and other reconciling items, which includes the add-back of depreciation and amortization, deferred income taxes, stock-based compensation and other non-cash items (primarily the provision for doubtful accounts and periodic pension costs) and (2) the cash flows used for working capital, excluding cash and cash equivalents. The working capital outflow in the first quarter of fiscal 2008 consists of a decline in receivables ($101.6 million) offset by growth in inventories ($49.2 million), net cash outflows for accounts payable ($229.2 million) and cash outflow for other items ($32.7 million). The decrease in receivables and payment of accounts payable during the quarter was driven by primarily TS activities. The large cash outflow for accounts payable was primarily due to timing as the cash flow for the fourth quarter of fiscal 2007 benefited from a large build in accounts payable. Although EM inventory turns improved year over year, the growth in inventories was driven by EM which was slightly more than expected. Comparatively, the working capital outflow in the first quarter of fiscal 2007 consisted of growth in receivables ($80.6 million), growth in inventories ($34.3 million), net cash outflows for accounts payable ($9.5 million) and cash outflow for other items ($17.2 million).

The Company’s cash flows associated with investing activities included capital expenditures during the first quarter of fiscal 2008 related to system development costs and computer hardware and software expenditures as well as cash paid primarily for a small acquisition in EMEA (see Note 3 in the Notes to the Consolidated Financial Statements in Item 1 of this Form 10-Q). Cash flows used for investing activities during the first quarter of fiscal 2007 similarly included capital expenditures for system development costs and computer hardware and software expenditures. The cash inflows associated with other net financing activities in the first quarter of fiscal 2008 and 2007 related primarily to cash received for the exercise of stock options and the associated excess tax benefit.

As a result of the factors discussed above, the Company utilized free cash flow of $46.0 million in the first quarter of fiscal 2008 as compared with $36.8 million in the first quarter of fiscal 2007. The Company also generated a net cash inflow of $9.5 million and $241.8 million from financing activities in the first quarter of fiscal 2008 and first quarter of fiscal 2007, respectively. During the first quarter of fiscal 2007, the Company issued $300.0 million of 6.625% Notes due 2016 (see Financing Transactions for further discussion).

Capital Structure and Contractual Obligations

The following table summarizes the Company’s capital structure as of the end of the first quarter of fiscal 2008 with a comparison to fiscal 2007 year-end:

	September 29,	% of Total	June 30,	% of Total
	2007	Capitalization	2007	Capitalization
		(Dollars in thousands)

Short-term debt	$66,659	1.4%	$53,367	1.1%
Long-term debt	1,156,008	24.1	1,155,990	25.1

Total debt	1,222,667	25.5	1,209,357	26.2
Shareholders’ equity	3,575,167	74.5	3,400,645	73.8

Total capitalization	$4,797,834	100.0	$4,610,002	100.0

For a description of the Company’s long-term debt and lease commitments for the next five years and thereafter, see Long-Term Contractual Obligations appearing in Item 7 of the Company’s Annual Report on Form 10-K for the year ended June 30, 2007. With the exception of the Company’s debt transactions discussed herein, there are no material changes to this information outside of normal lease payments.

The Company does not currently have any material commitments for capital expenditures.

Financing Transactions

During the first quarter of fiscal 2008, the Company entered into a five-year $500.0 million unsecured revolving credit facility (the “Credit Agreement”) with a syndicate of banks which expires September 26, 2012. In connection with the Credit Agreement, the Company terminated its existing unsecured $500.0 million credit facility (the “2005 Credit Facility”) which was to expire in October 2010. The 2005 Credit Facility had substantially similar terms and conditions as those in the Credit Agreement except that the Credit Agreement effectively extended the 2005 Credit Facility’s terms by two years. Under the Credit Agreement, the Company may select from various interest rate options, currencies and maturities. The Credit Agreement contains certain covenants, all of which the Company was in compliance with as of September 29, 2007. As of the end of the first quarter of fiscal 2008, there were no borrowings under the Credit Agreement; however, there were $21.1 million in letters of credit issued under the Credit Agreement which represents a utilization of the Credit Agreement capacity but they are not recorded in the consolidated balance sheet as the letters of credit are not debt. At June 30, 2007, there were no borrowings outstanding under the 2005 Credit Facility and $21.2 million in letters of credit were issued under the 2005 Credit Facility.

The Company has an accounts receivable securitization program (the “Program”) with a group of financial institutions that allows the Company to sell, on a revolving basis, an undivided interest of up to $450.0 million in eligible receivables while retaining a subordinated interest in a portion of the receivables. The Program does not qualify for sale accounting. During August 2007, the Company renewed the Program for another one year term which will expire in August 2008. There were no drawings outstanding under the Program at September 29, 2007 or June 30, 2007.

During October 2006, the Company redeemed all of its 9 3/4% Notes due February 15, 2008 (the “9 3/4% Notes”), of which $361.4 million was outstanding. The Company used the net proceeds of $296.1 million from the issuance in the first quarter of $300.0 million principal amount of 6.625% Notes due September 15, 2016 plus available liquidity, to repurchase the 9 3/4% Notes on October 12, 2006. In connection with the repurchase, the Company terminated two interest rate swaps with a total notional amount of $200.0 million that hedged a portion of the 9 3/4% Notes. Debt extinguishment costs incurred as a result of the redemption totaled $27.4 million pre-tax, $16.5 million after tax, or $0.11 per share on a diluted basis, and consisted of $20.3 million for a make-whole redemption premium, $5.0 million associated with the two interest rate swap terminations, and $2.1 million to write-off certain deferred financing costs.

The $300.0 million of 2% Convertible Senior Debentures due March 15, 2034 (the “Debentures”) are convertible into Avnet common stock at a rate of 29.5516 shares of common stock per $1,000 principal amount of Debentures. The Debentures are only convertible under certain circumstances, including if: (i) the closing price of the Company’s common stock reaches $45.68 per share (subject to adjustment in certain circumstances) for a specified period of time; (ii) the average trading price of the Debentures falls below a certain percentage of the conversion value per Debenture for a specified period of time; (iii) the Company calls the Debentures for redemption; or (iv) certain corporate transactions, as defined, occur. Upon conversion, the Company will deliver cash in lieu of common stock as the Company made an irrevocable election in December 2004 to satisfy the principal portion of the Debentures, if converted, in cash. The Company may redeem some or all of the Debentures for cash any time on or after March 20, 2009 at the Debentures’ full principal amount plus accrued and unpaid interest, if any. Holders of the Debentures may require the Company to purchase, in cash, all or a portion of the Debentures on March 15, 2009, 2014, 2019, 2024 and 2029, or upon a fundamental change, as defined, at the Debentures’ full principal amount plus accrued and unpaid interest, if any.

In addition to its primary financing arrangements, the Company has several small lines of credit in various locations to fund the short-term working capital, foreign exchange, overdraft and letter of credit needs of its wholly owned subsidiaries in Europe, Asia and Canada. Avnet generally guarantees its subsidiaries’ debt under these facilities.

Covenants and Conditions

The securitization program discussed above requires the Company to maintain certain minimum interest coverage and leverage ratios as defined in the Credit Agreement (see discussion below) in order to continue utilizing the Program. The Program agreement also contains certain covenants relating to the quality of the receivables sold. If these conditions are not met, the Company may not be able to borrow any additional funds and the financial institutions may consider this an amortization event, as defined in the agreement, which would permit the financial institutions to liquidate the accounts receivable sold to cover any outstanding borrowings. Circumstances that could affect the Company’s ability to meet the required covenants and conditions of the agreement include the Company’s ongoing profitability and various other economic, market and industry factors. Management does not believe that the covenants under the Program limit the Company’s ability to pursue its intended business strategy or future financing needs. The Company was in compliance with all covenants of the Program agreement at September 29, 2007.

The Credit Agreement discussed in Financing Transactions contain certain covenants with various limitations on debt incurrence, dividends, investments and capital expenditures and also includes financial covenants requiring the Company to maintain minimum interest coverage and leverage ratios, as defined. Management does not believe that the covenants in the Credit Agreement limit the Company’s ability to pursue its intended business strategy or future financing needs. The Company was in compliance with all covenants of the Credit Agreement as of September 29, 2007.

See Liquidity for further discussion of the Company’s availability under these various facilities.

Liquidity

The Company had total borrowing capacity of $950.0 million at September 29, 2007 under the Credit Agreement and the Program, against which $21.1 million in letters of credit were issued under the Credit Agreement resulting in $928.9 million of net availability at the end of the first quarter. The Company also had an additional $520.9 million of cash and cash equivalents at September 29, 2007. There are no significant financial commitments of the Company outside of normal debt and lease maturities discussed in Capital Structure and Contractual Obligations. Management believes that Avnet’s borrowing capacity, its current cash availability and the Company’s expected ability to generate operating cash flows are sufficient to meet its projected financing needs. The Company is less likely to generate significant operating cash flows in a growing electronic component and computer products industry due to increased working capital requirements. However, additional cash requirements for working capital are generally expected to be offset by the operating cash flows generated by the Company’s enhanced profitability resulting from the Company’s cost efficiencies achieved in recent years. The next significant public debt maturity is the $300 million of 5.875% Notes due to mature in March 2014. In addition, the holders of the 2% Convertible Senior Debentures due 2034 may require the Company to redeem the Debentures for cash in March 2009 if the share price of the Company’s stock reaches $45.68 (see Financing Transactions for further discussion).

The following table highlights the Company’s liquidity and related ratios as of the end of the first quarter of fiscal 2008 with a comparison to the fiscal 2007 year-end:

COMPARATIVE ANALYSIS — LIQUIDITY

	September 29,	June 30,	Percentage
	2007	2007	Change
	(Dollars in millions)

Current Assets	$5,482.5	$5,488.8	(0.1)%
Quick Assets	3,586.7	3,660.4	(2.0)
Current Liabilities	2,528.7	2,777.0	(8.9)
Working Capital	2,953.8	2,711.8	8.9
Total Debt	1,222.7	1,209.4	1.1
Total Capital (total debt plus total shareholders’ equity)	4,797.8	4,610.0	4.1
Quick Ratio	1.4:1	1.3:1
Working Capital Ratio	2.2:1	2.0:1
Debt to Total Capital	25.5%	26.2%

The Company’s quick assets (consisting of cash and cash equivalents and receivables) decreased 2.0% from June 30, 2007 to September 29, 2007 primarily due to collection of receivables during the first quarter and a small decline in cash and cash equivalents to fund payments of accounts payable. Current assets remain essentially unchanged due to an increase in inventories which offset the decrease in quick assets. Current liabilities declined 8.9% primarily due to the reduction in accounts payable as noted in Cash Flow. As a result of the factors noted above, total working capital increased by 8.9% during the first quarter of fiscal 2008. Total debt slightly increased by 1.1% primarily due to increased borrowings on bank credit facilities in Asia/Pacific. Total capital grew primarily due to net income for the quarter of $105.5 million and foreign currency translation adjustments. Finally, the debt to capital ratio decreased slightly to 25.5% at September 29, 2007 from 26.2% at June 30, 2007 as a result of the growth in capital as debt remained essentially flat sequentially.

Recently Issued Accounting Pronouncements

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

In July 2006, the FASB issued Interpretation No. 48 (“FIN 48”), Accounting for Uncertainty in Income Taxes — an interpretation of FASB Statement No. 109 (“SFAS 109”). FIN 48 clarifies the accounting for uncertainty in income taxes recognized in an entity’s financial statements in accordance with SFAS 109 and prescribes that a company should use a more-likely-than-not recognition threshold based on the technical merits of the tax position taken or expected to be taken. Tax positions that meet the more-likely-than-not recognition threshold should be measured in order to determine the tax benefit to be recognized in the financial statements. Additionally, FIN 48 provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure and transition and is effective beginning the first quarter of fiscal 2008. The adoption of FIN 48 did not result in a cumulative adjustment to retained earnings. See Note 8 in the Notes to Consolidated Financial Statements in Item 1 of this Form 10-Q.

In March 2006, FASB issued SFAS No. 156, Accounting for Servicing of Financial Assets — an Amendment of FASB Statement No. 140” (“SFAS 156”). SFAS 156 provides guidance on the accounting for servicing assets and liabilities when an entity undertakes an obligation to service a financial asset by entering into a servicing contract. This statement is effective for all transactions at the beginning of fiscal 2008. The adoption of SFAS 156 did not have a material impact on the Company’s consolidated financial condition or results of operations.

In February 2006, the FASB issued SFAS No. 155, Accounting for Certain Hybrid Financial Instruments — an Amendment of FASB Statements No. 133 and 140 (“SFAS 155”). SFAS 155 allows financial instruments that contain an embedded derivative and that otherwise would require bifurcation to be accounted for as a whole on a fair value basis, at the holders’ election. SFAS 155 also clarifies and amends certain other provisions of SFAS 133 and SFAS 140. SFAS 155 is effective beginning fiscal 2008. The adoption of SFAS 155 did not have a material effect on the Company’s consolidated financial statements.

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

See Item 7A, Quantitative and Qualitative Disclosures About Market Risk, in the Company’s Annual Report on Form 10-K for the year ended June 30, 2007 for further discussion of market risks associated with interest rates and foreign currency exchange. Avnet’s exposure to foreign exchange risks have not changed materially since June 30, 2007 as the Company continues to hedge the majority of its foreign exchange exposures. Thus, any increase or decrease in fair value of the Company’s foreign exchange contracts is generally offset by an opposite effect on the related hedged position. As discussed in Financing Transactions, the Company terminated its remaining interest rate swaps during the first quarter of fiscal 2007 in connection with the redemption of its 9 3/4% Notes.

See Liquidity and Capital Resources — Financing Transactions appearing in Item 2 of this Form 10-Q for further discussion of the Company’s financing facilities and capital structure. As of September 29, 2007, 95% of the Company’s debt bears interest at a fixed rate and 5% of the Company’s debt bears interest at variable rates. Therefore, a hypothetical 1.0% (100 basis point) increase in interest rates would result in a $0.2 million impact on income before income taxes in the Company’s consolidated statement of operations for the quarter ended September 29, 2007.

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

During the first quarter of fiscal 2008, the Company implemented a new financial information system and certain modules in North America which has resulted in changes to certain internal controls over financial reporting. The Company performed pre-and post-implementation testing to ensure the effectiveness of internal controls over financial reporting. There were no other changes to the Company’s internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

The discussion of Avnet’s business and operations should be read together with the risk factors contained in Item 1A of its 2007 Annual Report on Form 10-K, filed with the Securities and Exchange Commission, which describe various risks and uncertainties to which the Company is or may become subject. These risks and uncertainties have the potential to affect Avnet’s business, financial condition, results of operations, cash flows, strategies or prospects in a material and adverse manner. As of September 29, 2007, there have been no material changes to the risk factors set forth in the Company’s 2007 Annual Report on Form 10-K.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

The following table includes the Company’s monthly purchases of common stock during the first quarter ended September 29, 2007:

				Maximum Number
			Total Number of	(or Approximate Dollar
			Shares Purchased as	Value) of Shares
			Part of Publicly	That May Yet Be
	Total Number of	Average Price Paid	Announced Plans or	Purchased Under the
Period	Shares Purchased	per Share	Programs	Plans or Programs

July	5,500	$40.46	—	—
August	6,000	$39.00	—	—
September	6,000	$39.59	—	—

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

Date: November 6, 2007