Form 10-Q
period 2007-12-29
AVNET INC
filed 2008-02-05
CIK 8858

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended December 29, 2007

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

The total number of shares outstanding of the registrant’s Common Stock (net of treasury shares)
as of January 25, 2008 — 150,360,949 shares.

AVNET, INC. AND SUBSIDIARIES

PART I

FINANCIAL INFORMATION

Item 1.	Financial Statements

AVNET, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS
(Unaudited)

	December 29,	June 30,
	2007	2007
	(Thousands, except share amounts)

ASSETS
Current assets:
Cash and cash equivalents	$417,130	$557,350
Receivables, less allowances of $95,346 and $102,121, respectively	3,615,227	3,103,015
Inventories	1,833,061	1,736,301
Prepaid and other current assets	78,028	92,179

Total current assets	5,943,446	5,488,845
Property, plant and equipment, net	191,795	179,533
Goodwill (Notes 3 and 4)	1,610,704	1,402,470
Other assets	282,006	284,271

Total assets	$8,027,951	$7,355,119

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Borrowings due within one year (Note 5)	$103,099	$53,367
Accounts payable	2,403,931	2,228,017
Accrued expenses and other	447,532	495,601

Total current liabilities	2,954,562	2,776,985
Long-term debt, less due within one year (Note 5)	1,177,055	1,155,990
Other long-term liabilities	128,491	21,499

Total liabilities	4,260,108	3,954,474

Commitments and contingencies (Note 6)
Shareholders’ equity (Notes 9 and 10):
Common stock $1.00 par; authorized 300,000,000 shares; issued 150,072,000 shares and 149,826,000 shares, respectively	150,072	149,826
Additional paid-in capital	1,114,764	1,094,210
Retained earnings	2,128,385	1,880,642
Accumulated other comprehensive income (Note 9)	375,147	276,509
Treasury stock at cost, 20,157 shares and 20,018 shares, respectively	(525)	(542)

Total shareholders’ equity	3,767,843	3,400,645

Total liabilities and shareholders’ equity	$8,027,951	$7,355,119

See notes to consolidated financial statements.

AVNET, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

	Second Quarters Ended		Six Months Ended
	December 29,	December 30,	December 29,	December 30,
	2007	2006	2007	2006
	(Thousands, except per share data)

Sales	$4,753,145	$3,891,180	$8,851,863	$7,539,580
Cost of sales	4,156,493	3,397,309	7,728,683	6,577,344

Gross profit	596,652	493,871	1,123,180	962,236
Selling, general and administrative expenses	388,785	330,055	750,117	653,449

Operating income	207,867	163,816	373,063	308,787
Other income, net	8,131	2,635	15,561	6,381
Interest expense	(17,624)	(17,741)	(36,181)	(40,027)
Gain on sale of assets	7,477	—	7,477	—
Debt extinguishment costs (Note 5)	—	—	—	(27,358)

Income before income taxes	205,851	148,710	359,920	247,783
Income tax provision	63,645	49,622	112,177	84,552

Net income	$142,206	$99,088	$247,743	$163,231

Net earnings per share (Note 9):
Basic	$0.95	$0.67	$1.65	$1.11

Diluted	$0.93	$0.67	$1.62	$1.11

Shares used to compute earnings per share (Note 9):
Basic	150,113	146,967	150,045	146,843

Diluted	152,975	148,130	153,217	147,666

See notes to consolidated financial statements.

AVNET, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Six Months Ended
	December 29,	December 30,
	2007	2006
	(Thousands)

Cash flows from operating activities:
Net income	$247,743	$163,231
Non-cash and other reconciling items:
Depreciation and amortization	27,710	25,983
Deferred income taxes	43,586	42,441
Stock-based compensation	15,870	11,595
Other, net (Note 11)	3,148	16,764
Changes in (net of effects from businesses acquired):
Receivables	(362,998)	(201,972)
Inventories	3,391	18,018
Accounts payable	80,361	124,802
Accrued expenses and other, net	(18,820)	10,195

Net cash flows provided by operating activities	39,991	211,057

Cash flows from financing activities:
Issuance of notes in public offering, net of issuance costs (Note 5)	—	296,085
Repayment of notes (Note 5)	—	(505,035)
Proceeds from bank debt, net (Note 5)	46,924	127,636
Proceeds from other debt, net (Note 5)	13,256	850
Other, net	6,202	9,570

Net cash flows provided by (used for) financing activities	66,382	(70,894)

Cash flows from investing activities:
Purchases of property, plant and equipment	(32,701)	(27,619)
Cash proceeds from sales of property, plant and equipment	11,938	962
Acquisition of operations, net (Note 3)	(255,676)	(4,180)
Cash proceeds from divestiture	3,000	—

Net cash flows used for investing activities	(273,439)	(30,837)

Effect of exchange rate changes on cash and cash equivalents	26,846	3,784

Cash and cash equivalents:
— (decrease) increase	(140,220)	113,110
— at beginning of period	557,350	276,713

— at end of period	$417,130	$389,823

Additional cash flow information (Note 11)

See notes to consolidated financial statements.

AVNET, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.	Basis of presentation

In the opinion of management, the accompanying unaudited interim consolidated financial statements contain all adjustments necessary, all of which are of a normal recurring nature except for the gain on the sale of assets and the debt extinguishment costs discussed in Note 5, to present fairly the Company’s financial position, results of operations and cash flows. For further information, refer to the consolidated financial statements and accompanying notes included in the Company’s Annual Report on Form 10-K for the fiscal year ended June 30, 2007.

During the third quarter of fiscal 2007, in conjunction with the acquisition of Access and reflecting recent industry trends, the Company reviewed its method of recording revenue related to the sales of supplier service contracts and determined that such sales shall now be classified on a net revenue basis rather than on a gross basis beginning the third quarter of fiscal 2007. Although this change reduces sales and cost of sales for the Technology Solutions operating group and on a consolidated basis, it has no impact on operating income, net income, cash flow or the balance sheet. The impact of this change is that sales and cost of sales would have been reduced by $118,607,000 or 3.0%, and $214,417,000 or 2.8%, respectively, for the second quarter and first half of fiscal 2007 which was prior to the effective date of the change.

2.	Interim financial results

The results of operations for the second quarter and first six months ended December 29, 2007 are not necessarily indicative of the results to be expected for the full year.

3.	Acquisitions

Fiscal 2008

On January 10, 2008, the Company announced it entered into a definitive agreement to acquire UK-based Azzurri Technology Ltd., a design-in distributor of semiconductor and embedded systems products with annual revenues of approximately $100 million. The acquisition, which is subject to regulatory approval and other closing conditions, will be integrated into the EM EMEA operations.

On December 31, 2007 (subsequent to Avnet’s second quarter end), the Company acquired YEL Electronics Hong Kong Ltd., a distributor of interconnect, passive and electromechanical components in Asia. The acquired business, which has annual revenues of approximately $200 million, will be a specialist division within the EM Asia operations.

On December 17, 2007, the Company completed its acquisition of the IT Solutions division of Acal plc Ltd. The Acal IT Solutions division is a leading value-added distributor of storage area networking, secure networking and electronic document management products and services, with operations in six European countries and annual revenues of approximately $200 million. Acal will be integrated into the TS operations in the EMEA region.

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

AVNET, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

In addition to the acquisitions mentioned above, the Company also acquired several smaller businesses during the first half of fiscal 2008 as follows:

	Operating		Approximate
Acquired Business	Group	Region	Annual Revenue	Acquisition Date

Flint Distribution Ltd.	EM	EMEA	$40 million	July 2007
Betronik GmbH	EM	EMEA	$40 million	October 2007
ChannelWorx	TS	Asia/Pac	$30 million	October 2007

Fiscal 2007

On December 31, 2006, the first day of Avnet’s third quarter of fiscal 2007, the Company completed the acquisition of Access Distribution (“Access”), a leading value-added distributor of complex computing solutions, which recorded sales of $1.90 billion in calendar year 2006. The purchase price of $437,554,000 was funded primarily with debt, plus cash on hand and is subject to adjustment based upon the audited closing net book value which has not been completed. As a result, the purchase price includes an estimate of the amount due to seller based on the unaudited closing net book value. The Access business has been integrated into the TS Americas and EMEA operations as of the end of fiscal 2007.

Allocation of Access purchase price

The Access acquisition is accounted for as a purchase business combination. Assets acquired and liabilities assumed are recorded in the accompanying consolidated balance sheet at their estimated fair values as of December 31, 2006. The allocation of purchase price to the assets acquired and liabilities assumed at the date of acquisition is presented in the following table. This allocation is based upon valuations using management’s estimates and assumptions. Management has evaluated the fair value of assets and liabilities acquired; however, the Company has not received the audited closing balance sheet upon which, pursuant to the purchase agreement, the final purchase price is to be based. As a result of this unusual circumstance, the Company will record the final purchase price outside the typical one year purchase price allocation period.

In addition, the assets and liabilities in the following table include liabilities recorded for actions taken as a result of plans to integrate the acquired operations into Avnet’s existing operations. The purchase accounting adjustments include the following exit-related and fair value adjustments: (1) severance costs for Access workforce reductions; (2) lease commitments for leased Access facilities that will no longer be used; (3) commitments related to other contractual obligations that have no on going benefit to the combined business; (4) write-offs or write-downs in the value of certain Access information technology assets and other fixed assets that will not be utilized in the combined business, and (5) other adjustments to record the acquired assets and liabilities at fair value in accordance with Statement of Financial Accounting Standards No. 141, Business Combinations.

During the fourth quarter of fiscal 2007, the Company completed its valuation of the identifiable intangible assets that resulted from the Access acquisition. The Company allocated $32,800,000 of purchase price to customer relationship intangible assets which management estimates to have a life of ten years (see Note 4).

Approximately $74,862,000 of the goodwill generated by the Access acquisition is deductible for tax purposes.

AVNET, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

December 31, 2006
(Thousands)

Current assets	$652,660
Property, plant and equipment	5,209
Goodwill	87,722
Amortizable intangible asset	32,800
Other assets	438

Total assets acquired	778,829
Current liabilities	341,275

Net assets acquired (gross purchase price)	$437,554
Less: cash acquired	(9,861)

Purchase price, net of cash acquired	$427,693

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

Access acquisition-related exit activity accounted for in purchase accounting

As a result of the acquisition of Access, the Company established and approved plans to integrate the acquired operations into the Americas and EMEA regions of the Company’s TS operations, for which the Company recorded $5.0 million in exit-related purchase accounting adjustments during fiscal 2007. These exit-related liabilities consisted of severance for workforce reductions, non-cancelable lease commitments and lease termination charges for leased facilities, and other contract termination costs associated with the exit activities.

The following table summarizes the Access exit-related acquisition reserves that have been established through purchase accounting and related activity that occurred during the first half of fiscal 2008:

	Severance	Facility Exit
	Reserves	Reserves	Other	Total
	(Thousands)

Balance at June 30, 2007	$2,423	$1,809	$112	$4,344
Additions	808	—	—	808
Amounts utilized	(2,766)	(59)	(77)	(2,902)
Other, principally foreign currency translation	75	116	5	196

Balance at December 29, 2007	$540	$1,866	$40	$2,446

Total amounts utilized for exit-related activities during the first half of fiscal 2008 consisted of $2,902,000 in cash payments. The Company also recognized an additional $808,000 in severance. As of December 29, 2007, management expects the majority of the severance reserves and other contractual obligations to be utilized by the end of fiscal 2009 and expects the majority of the facility exit costs to be utilized by fiscal 2013.

The exit-related purchase accounting reserves established for severance related to the reduction of 99 Access personnel in the Americas and EMEA regions, and consisted primarily of administrative, finance and certain operational functions. These reductions are based on management’s assessment of redundant Access positions compared with existing Avnet positions. The costs presented in the “Facility Exit Reserves” column of the

AVNET, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

preceding table consist of estimated future payments for non-cancelable leases and early lease termination costs for two facilities, one in the Americas and one in EMEA. The costs presented in the “Other” column of the preceding table include early termination costs for contracts that have no future benefit to the on-going combined business.

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

The accompanying consolidated statement of operations for the second quarter and first half of fiscal 2007 includes Access’ results of operations for comparative purposes.

	Pro Forma Results	Pro Forma Results
	Second Quarter Ended	Six Months Ended
	December 30, 2006	December 30, 2006
	(Thousands, except per share data)

Pro forma sales	$4,382,637	$8,462,121
Pro forma operating income	177,675	345,404
Pro forma net income	102,855	176,786
Pro forma diluted earnings per share	$0.69	$1.20

Combined results for Avnet and Access were adjusted for the following in order to create the unaudited pro forma results in the preceding table:

•	$1,301,000 pre-tax, $867,000 after tax, or $0.01 per diluted share, and $2,598,000 pre-tax, $1,711,000 after tax, or $0.02 per diluted share for the second quarter and six months ended December 29, 2007, respectively, for amortization relating to intangible assets written off upon acquisition.

•	$5,215,000 pre-tax, $3,475,000 after tax, or $0.02 per diluted share, and $10,429,000 pre-tax, $6,870,000 after tax, or $0.04 per diluted share for the second quarter and six months ended December 29, 2007, respectively, for interest expense relating to borrowings used to fund the acquisition. For the pro forma results presented in the preceding table, the borrowings were assumed to be outstanding for the entire first half of fiscal 2007.

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

AVNET, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The following table summarizes the utilization of reserves during the first half of fiscal 2008 related to exit activities established through purchase accounting in connection with the acquisition of Memec:

	Severance	Facility Exit
	Reserves	Reserves	Other	Total
	(Thousands)

Balance at June 30, 2007	$423	$12,009	$2,009	$14,441
Amounts utilized	—	(2,167)	—	(2,167)
Adjustments	—	(301)	—	(301)
Other, principally foreign currency translation	25	34	—	59

Balance at December 29, 2007	$448	$9,575	$2,009	$12,032

Total amounts utilized for exit-related activities during the first half of fiscal 2008 consisted of $2,167,000 in cash payments and a reversal of $301,000 for lease reserves deemed excessive. The remaining severance reserves are expected to be substantially paid out by the end of fiscal 2008, whereas reserves for other contractual commitments, particularly for certain lease commitments, will extend into fiscal 2013.

4.	Goodwill and intangible assets

The following table presents the carrying amount of goodwill, by reportable segment, for the six months ended December 29, 2007:

	Electronics	Technology
	Marketing	Solutions	Total
		(Thousands)

Carrying value at June 30, 2007	$1,039,209	$363,261	$1,402,470
Additions	9,905	198,153	208,058
Adjustments	(657)	(5,081)	(5,738)
Foreign currency translation	827	5,087	5,914

Carrying value at December 29, 2007	$1,049,284	$561,420	$1,610,704

The addition to goodwill in EM related to the acquisitions of two small businesses during fiscal 2008 (see Note 3) and the adjustment to goodwill in EM related to a Memec deferred tax valuation adjustment. The addition to goodwill in TS related primarily to the acquisition of Acal plc Ltd.’s IT Solutions division and a division of Magirus as well as one smaller acquisition during the first half of fiscal 2008 (see Note 3). The adjustments to TS goodwill related to purchase price allocation adjustments to certain Access acquired assets.

As of December 29, 2007, the Company had a carrying value of $46,470,000 in customer relationship intangible assets, consisting of $55,400,000 in original cost value and accumulated amortization of $8,930,000, which are being amortized over ten years. Intangible asset amortization expense was $1,385,000 and $1,040,000 for the second quarter of fiscal 2008 and 2007, respectively, and $2,770,000 and $2,080,000 for the first half of fiscal 2008 and 2007, respectively. Amortization expense for the next five years for acquisitions completed to date is expected to be $5,540,000 each year.

AVNET, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

5.	External financing

Short-term debt consists of the following:

	December 29,	June 30,
	2007	2007
	(Thousands)

Bank credit facilities	$46,468	$51,534
Other debt due within one year	56,631	1,833

Short-term debt	$103,099	$53,367

Bank credit facilities consist of various committed and uncommitted lines of credit with financial institutions utilized primarily to support the working capital requirements of foreign operations. The weighted average interest rate on the outstanding bank credit facilities was 3.0% at December 29, 2007 and 1.5% at June 30, 2007.

The Company has an accounts receivable securitization program (the “Program”) with a group of financial institutions that allows the Company to sell, on a revolving basis, an undivided interest of up to $450,000,000 in eligible receivables while retaining a subordinated interest in a portion of the receivables. The Program does not qualify for sale treatment; as a result, any borrowings under the Program are recorded as debt on the consolidated balance sheet. During August 2007, the Company renewed the Program for another one year term that will expire in August 2008. There were no amounts outstanding under the Program at December 29, 2007 or June 30, 2007.

Long-term debt consists of the following:

	December 29,	June 30,
	2007	2007
	(Thousands)

5.875% Notes due March 15, 2014	$300,000	$300,000
6.00% Notes due September 1, 2015	250,000	250,000
6.625% Notes due September 15, 2016	300,000	300,000
2% Convertible Senior Debentures due March 15, 2034	300,000	300,000
Other long-term debt	29,951	9,073

Subtotal	1,179,951	1,159,073
Discount on notes	(2,896)	(3,083)

Long-term debt	$1,177,055	$1,155,990

During the first quarter of fiscal 2008, the Company entered into a five-year $500,000,000 unsecured revolving credit facility (the “Credit Agreement”) with a syndicate of banks which expires September 26, 2012. In connection with the Credit Agreement, the Company terminated its existing unsecured $500,000,000 credit facility (the “2005 Credit Facility”) which was to expire in October 2010. The 2005 Credit Facility had substantially similar terms and conditions as those in the Credit Agreement except that the Credit Agreement effectively extended the 2005 Credit Facility’s terms by two years. Under the Credit Agreement, the Company may select from various interest rate options, currencies and maturities. The Credit Agreement contains certain covenants, all of which the Company was in compliance with as of December 29, 2007. As of the end of the first half of fiscal 2008, there were $15,832,000 in borrowings outstanding under the Credit Agreement included in “other long-term debt” in the preceding table. In addition, there were $21,072,000 in letters of credit issued under the Credit Agreement which represent a utilization of the Credit Agreement capacity but are not recorded in the consolidated balance sheet as the letters of credit are not debt. At June 30, 2007, there were no borrowings outstanding under the 2005 Credit Facility and $21,152,000 in letters of credit were issued under the 2005 Credit Facility.

AVNET, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

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

The Company’s noncontributory defined benefit pension plan (the “Plan”) covers substantially all domestic employees. Components of net periodic pension costs during the quarters and six months ended December 29, 2007 and December 30, 2006 were as follows:

	Second Quarters Ended		Six Months Ended
	December 29,	December 30,	December 29,	December 30,
	2007	2006	2007	2006
	(Thousands)

Service cost	$3,684	$3,715	$7,368	$7,430
Interest cost	4,192	3,933	8,384	7,866
Expected return on plan assets	(5,834)	(5,123)	(11,668)	(10,246)
Recognized net actuarial loss	774	681	1,548	1,362
Amortization of prior service credit	—	(11)	—	(22)

Net periodic pension costs	$2,816	$3,195	$5,632	$6,390

AVNET, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

During the second quarter and first half of fiscal 2008, the Company made contributions to the Plan of $9,136,000 and $19,844,000, respectively.

8.	Accrued income taxes

The Company adopted the provisions of Financial Accounting Standards Board Interpretation No. 48, Accounting for Uncertainty in Income Taxes — an Interpretation of FASB Statement No. 109, (“ FIN 48”) on July 1, 2007, the first day of fiscal 2008. FIN 48 clarifies the accounting for uncertainty in income taxes recognized in an entity’s financial statements and prescribes that a company use a more-likely-than-not recognition threshold based upon the technical merits of the tax position taken or expected to be taken in a tax return.

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

The Company conducts business globally and consequently files income tax returns in numerous jurisdictions including the United States, Germany, United Kingdom, Belgium, Singapore, Taiwan and Hong Kong. It is also routinely subject to audit in these and other countries. The Company is no longer subject to audit in its major jurisdictions for periods prior to fiscal year 1999. The open years, by major jurisdiction, are as follows:

Jurisdiction	Fiscal Year

United States (federal and state)	2001 - 2007
Germany	2000 - 2007
United Kingdom	2006 - 2007
Belgium	1999 - 2007
Singapore	2000 - 2007
Taiwan	2002 - 2007
Hong Kong	2001 - 2007

9.	Comprehensive income

	Second Quarters Ended		Six Months Ended
	December 29,	December 30,	December 29,	December 30,
	2007	2006	2007	2006
	(Thousands)

Net income	$142,206	$99,088	$247,743	$163,231
Foreign currency translation adjustments	44,742	39,772	98,638	43,385

Total comprehensive income	$186,948	$138,860	$346,381	$206,616

AVNET, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

10.	Earnings per share

	Second Quarters Ended		Six Months Ended
	December 29,	December 30,	December 29,	December 30,
	2007	2006	2007	2006
	(Thousands, except per share data)

Numerator:
Net income	$142,206	$99,088	$247,743	$163,231

Denominator:
Weighted average common shares for basic earnings per share	150,113	146,967	150,045	146,843
Net effect of dilutive stock options and restricted stock awards	1,916	1,163	2,047	823
Net effect of 2% Convertible Debentures due March 15, 2034	946	—	1,125	—

Weighted average common shares for diluted earnings per share	152,975	148,130	153,217	147,666

Basic earnings per share	$0.95	$0.67	$1.65	$1.11

Diluted earnings per share	$0.93	$0.67	$1.62	$1.11

Shares issuable upon conversion of the 2% Convertible Debentures are excluded from the computation of earnings per diluted share for the second quarter and first half of fiscal 2007 as a result of the Company’s election to satisfy the principal portion of the Debentures, if converted, in cash (see Note 5) in combination with the fact that the average stock price for the second quarter and first half of fiscal 2007 was below the conversion price per share of $33.84. Shares issuable for the conversion premium of the 2% Convertible Debentures are included in the computation of earnings per diluted shares for the second quarter and first half of fiscal 2008 because the average stock price for the quarter was above the conversion price per share of $33.84. The number of dilutive shares for the conversion premium was calculated in accordance with EITF 04-8, The Effect of Contingently Convertible Instruments on Diluted Earnings per Share.

Options to purchase 35,000 and 2,074,000 shares of the Company’s stock were excluded from the calculations of diluted earnings per share for the quarters ended December 29, 2007 and December 30, 2006, respectively, because the exercise price for those options was above the average market price of the Company’s stock. In the first six months of fiscal 2008 and 2007, options to purchase 35,000 and 2,910,000 shares, respectively, were similarly excluded from the diluted calculations above due to the above market exercise price. Inclusion of these options in the diluted earnings per share calculation would have had an anti-dilutive effect.

11.	Additional cash flow information

Other non-cash and other reconciling items consist of the following:

	Six Months Ended
	December 29,	December 30,
	2007	2006
	(Thousands)

Provision for doubtful accounts	$5,179	$10,056
Gain on sale of assets	(7,477)	—
Periodic pension costs (Note 7)	5,632	6,390
Other, net	(186)	318

	$3,148	$16,764

AVNET, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Interest and income taxes paid in the six months ended December 29, 2007 and December 30, 2006, respectively, were as follows:

	Six Months Ended
	December 29,	December 30,
	2007	2006
	(Thousands)

Interest	$36,132	$52,697
Income taxes	67,915	17,753

12.	Segment information

	Second Quarters Ended		Six Months Ended
	December 29,	December 30,	December 29,	December 30,
	2007	2006	2007	2006
	(Thousands)

Sales:
Electronics Marketing	$2,479,117	$2,333,754	$4,970,311	$4,769,172
Technology Solutions	2,274,028	1,557,426	3,881,552	2,770,408

	$4,753,145	$3,891,180	$8,851,863	$7,539,580

Operating income (loss):
Electronics Marketing	$126,607	$119,047	$256,778	$244,685
Technology Solutions	99,345	63,977	157,874	102,977
Corporate	(18,085)	(19,208)	(41,589)	(38,875)

	$207,867	$163,816	$373,063	$308,787

Sales, by geographic area:
Americas(1)	$2,360,055	$1,904,215	$4,344,403	$3,681,153
EMEA(2)	1,527,675	1,254,705	2,782,482	2,377,346
Asia/Pacific(3)	865,415	732,260	1,724,978	1,481,081

	$4,753,145	$3,891,180	$8,851,863	$7,539,580

(1)	Included in sales for the second quarters ended December 29, 2007 and December 30, 2006 for the Americas region are $2.15 billion and $1.69 billion, respectively, of sales related to the United States. Included in sales for the six months ended December 29, 2007 and December 30, 2006 for the Americas region are $3.97 billion and $3.29 billion, respectively, of sales related to the United States.

(2)	Included in sales for the second quarters ended December 29, 2007 and December 30, 2006 for the EMEA region are $541.2 million and $459.5 million, respectively, of sales related to Germany. Included in sales for the six months ended December 29, 2007 and December 30, 2006 for the EMEA region are $1.01 billion and $0.90 billion, respectively, of sales related to Germany.

(3)	Included in sales for the second quarter December 29, 2007 for the Asia/Pacific region are $274.7 million, $237.7 million and $216.2 million of sales related to Taiwan, Singapore and Hong Kong, respectively. Included in sales for the six months ended December 29, 2007 for the Asia/Pacific region are $552.0 million, $454.2 million and $442.5 million of sales related to Taiwan, Singapore and Hong Kong, respectively. Included in sales for the second quarter December 30, 2006 for the Asia/Pacific region are $221.5 million, $176.9 million and $168.7 million of sales related to Taiwan, Singapore and Hong Kong, respectively. Included in sales for the six months ended December 31, 2006 for the Asia/Pacific region are $446.2 million, $366.2 million and $360.6 million of sales related to Taiwan, Singapore and Hong Kong, respectively.

AVNET, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

	December 29,	June 30,
	2007	2007
	(Thousands)

Assets:
Electronics Marketing	$4,767,615	$4,604,511
Technology Solutions	3,163,247	2,361,408
Corporate	97,089	389,200

	$8,027,951	$7,355,119

Property, plant, and equipment, net, by geographic area
Americas(4)	$120,568	$112,531
EMEA(5)	58,481	55,304
Asia/Pacific	12,746	11,698

	$191,795	$179,533

(4)	Property, plant and equipment, net, for the Americas region as of December 29, 2007 and June 30, 2007 includes $118.3 million and $110.0 million, respectively, related to the United States.

(5)	Property, plant and equipment, net, for the EMEA region as of December 29, 2007 and June 30, 2007 includes $30.3 million and $26.8 million, respectively, related to Germany and $14.4 million and $13.4 million, respectively, related to Belgium.

13.	Restructuring, integration and other items

Fiscal 2007

During the second half of fiscal 2007, the Company incurred certain restructuring, integration and other items as a result of cost-reduction initiatives in all three regions and the acquisition of Access on December 31, 2006 (see Note 3). The Company established and approved plans for cost reduction initiatives across the Company and approved plans to integrate the acquired Access business into Avnet’s existing TS operations, which was complete as of the end of fiscal 2007. The following table summarizes the activity in these reserve accounts during the first half of fiscal 2008:

	Severance	Facility Exit
	Reserves	Costs	Other	Total
	(Thousands)

Balance at June 30, 2007	$6,653	$827	$393	$7,873
Amounts utilized	(5,232)	(479)	(216)	(5,927)
Adjustments	(225)	—	—	(225)
Other, principally foreign currency translation	254	—	12	266

Balance at December 29, 2007	$1,450	$348	$189	$1,987

As of December 29, 2007, management expects the majority of the remaining reserves to be utilized by the end of fiscal 2008.

Fiscal 2006 and prior restructuring reserves

In fiscal year 2006 and prior, the Company incurred restructuring charges under three separate restructuring plans. Two of the restructuring plans occurred during fiscal 2006. The first consisted of charges incurred as a result of the acquisition of Memec on July 5, 2005 and its subsequent integration into Avnet’s existing operations (“Memec FY2006” in the following table), and the second plan was primarily related to actions taken following the divestitures of certain TS business lines in the Americas region in the second half of fiscal 2006 and certain cost

AVNET, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

reduction actions taken by TS in the EMEA region (“Other FY 2006” in the following table). The third restructuring plan occurred during fiscal 2004 and 2003 and related to the reorganization of operations in each of the Company’s three regions in response to business conditions at the time of the charge (“FY 2004 and 2003” in the following table). The table below presents the activity during the first half of fiscal 2008 that occurred in the reserves established as part of the three restructuring plans:

	Memec	Other	FY 2004
Restructuring Charges	FY 2006	FY 2006	and 2003	Total
	(Thousands)

Balance at June 30, 2007	$637	$2,115	$3,571	$6,323
Amounts utilized	(226)	(512)	(547)	(1,285)
Adjustments	—	(354)	—	(354)
Other, principally foreign currency translation	22	45	228	295

Balance at December 29, 2007	$433	$1,294	$3,252	$4,979

As of December 29, 2007, the remaining Memec FY 2006 reserves related to severance, the majority of which management expects to utilize by the end of fiscal 2008 and facility exit costs, the majority of which management expects to utilize by fiscal 2009.

During the first half of fiscal 2008, adjustments of $354,000 for the Other FY 2006 reserves related to severance and other reserves deemed excessive and therefore reversed through “selling, general and administrative expenses.” As of December 29, 2007, remaining reserves related to severance, the majority of which management expects to utilize before the end of fiscal 2008 and facility exit costs, the majority of which management expects to utilize by fiscal 2013.

As of December 29, 2007, the remaining reserves for FY 2004 and 2003 restructuring activities related to severance and other reserves, the majority of which the Company expects to utilize by the end of fiscal 2008 and contractual lease commitments, substantially all of which the Company expects to utilize by the end of fiscal 2010, although a small portion of the remaining reserves relate to lease payouts that extend as late as fiscal 2012.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

For a description of the Company’s critical accounting policies and an understanding of the significant factors that influenced the Company’s performance during the second quarters and six months ended December 29, 2007 and December 30, 2006, this Management’s Discussion and Analysis of Financial Condition and Results of Operations (“MD&A”) should be read in conjunction with the consolidated financial statements, including the related notes, appearing in Item 1 of this Report, as well as the Company’s Annual Report on Form 10-K for the year ended June 30, 2007.

There are numerous references to the impact of foreign currency translation in the discussion of the Company’s results of operations that follow. Over the past several years, the exchange rates between the US Dollar and many foreign currencies, especially the Euro, have fluctuated significantly. For example, the US Dollar has weakened against the Euro by approximately 12% when comparing the second quarter of fiscal 2008 with the second quarter fiscal 2007. When the weaker US Dollar exchange rates of the current year are used to translate the results of operations of Avnet’s subsidiaries denominated in foreign currencies, the resulting impact is an increase in US Dollars of reported results. In the discussion that follows, this is referred to as the “translation impact of changes in foreign currency exchange rates.”

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

During the last twelve months, the Company acquired seven businesses as presented in the table below, two of which have been or are being integrated into the EM operating group and five of which have been or are being integrated into the TS operating group. In addition, at the beginning of the third quarter of fiscal 2008, the Company completed the acquisition of YEL Electronics Hong Kong Ltd., an IP&E distributor in China and also announced the acquisition of Azzurri Technology Ltd., a UK-based distributor of semiconductor and embedded solutions products (see Note 3 to the Notes to Consolidated Financial Statements in Item 1 of this Form 10Q).

	Operating		Acquisition
Acquired Business	Group	Region	Date

Access Distribution	TS	Americas, EMEA	12/31/06
Azure Technologies	TS	Asia/Pac	04/16/07
Flint Distribution Ltd.	EM	EMEA	07/05/07
Division of Magirus Group	TS	EMEA	10/06/07
Betronik GmbH	EM	EMEA	10/31/07
ChannelWorx	TS	Asia/Pac	10/31/07
Division of Acal plc Ltd.	TS	EMEA	12/17/07

Results of Operations

Executive Summary

Several items impacted the financial results for Avnet when comparing second quarter and the first half of fiscal 2008 results with second quarter and the first half of fiscal 2007, which were primarily acquisitions, a weaker US dollar and a change to net revenue reporting. As presented in the preceding table, the Company acquired seven businesses in the past twelve months impacting both operating groups. The acquisitions positively impact the comparison of results with the prior period as prior periods do not include results of the acquired businesses. Also, in conjunction with the acquisition of Access Distribution and reflecting recent industry trends, the Company reviewed its method of recording revenue related to the sales of supplier service contracts and determined that such sales were to be classified on a net revenue basis rather than on a gross basis effective with the third quarter of fiscal 2007 (referred to as “the change to net revenue reporting” in this MD&A). Although this change reduces sales and cost of sales for the Technology Solutions operating group and on a consolidated basis, it has no impact on operating income, net income, cash flow or the balance sheet. These items in the aggregate, the acquisitions in particular, have a net positive impact on the second quarter and first half of fiscal 2008 sales in comparison with the same periods in fiscal 2007. The comparison of sales for fiscal 2008 with fiscal 2007 adjusted to include (i) the sales recorded by the acquired businesses as if the acquisitions had occurred at the beginning of fiscal 2007 and (ii) the change to net revenue reporting is presented in the tables under Sales and is referred to as “pro forma” sales or “organic” growth in this MD&A.

Avnet’s consolidated sales were a record $4.75 billion in the second quarter of fiscal 2008, up 22.2% year-over-year and 6.3% on a pro forma basis. EM and TS reported sales growth of 6.2% and 46.0%, respectively, and 5.8% and 6.9%, respectively, on a pro forma basis. The second quarter results were driven by acquisitions, in particular in the TS operating group, coupled with organic growth in both operating groups. Year-over-year sales growth at both operating groups was higher than management’s expectations, with the Americas region returning to positive year-over-year growth at EM after four quarters of contraction. The weaker US dollar also contributed to the reported consolidated sales growth of 22.2% as sales would have increased 17.7% excluding the translation impact of changes in foreign currency exchange rates.

Gross profit margins in both operating groups were up year over year; however, consolidated margins were down 14 basis points to 12.6% primarily due to a business mix shift as TS grew to be a larger percentage of consolidated revenues as a result of acquisitions. Although TS has lower gross profit margins than EM, TS contributes to the Company’s performance with higher working capital velocity and returns on capital. Consolidated operating income of $207.9 million for the second quarter of fiscal 2008 was up $44.1 million, or 26.9%, year over year. Profitability improved in the second quarter of fiscal 2008 as operating income margin increased 16 basis points from 4.21% in the year ago quarter to 4.37% benefited by the positive impact of the change to net revenue reporting.

Sales

The table below provides sales for the Company and its operating groups, including an analysis of the Company’s sales for the second quarter of fiscal 2008 as compared with the Company’s sales for the second quarter of fiscal 2007. In addition, as discussed in the Executive Summary, sales for second quarter of fiscal 2008 as compared with second quarter fiscal 2007 were impacted by (i) acquisitions and (ii) the classification of sales of supplier service contracts on a net revenue basis, which was effective beginning in the third quarter of fiscal 2007. Included in the table below is the comparison of second quarter of fiscal 2008 and 2007 sales for the Company and its operating groups and a comparison of pro forma sales adjusted for these items to allow readers to better assess and understand the Company’s revenue performance by operating group and by region.

						Pro Forma
			Year-Year	Pro Forma	Pro Forma	Year-Year
	Q2-Fiscal ’08	Q2-Fiscal ’07	% Change	Q2-Fiscal ’08	Q2-Fiscal ’07	% Change
	(Dollars in thousands)

Avnet, Inc.	$4,753,145	$3,891,180	22.2%	$4,760,587	$4,478,689	6.3%
EM	2,479,117	2,333,754	6.2	2,483,495	2,348,017	5.8
TS	2,274,028	1,557,426	46.0	2,277,092	2,130,672	6.9
EM
Americas	$928,221	$895,410	3.7%	$928,221	$895,410	3.7%
EMEA	825,859	770,367	7.2	830,237	784,630	5.8
Asia	725,037	667,977	8.5	725,037	667,977	8.5
TS
Americas	$1,431,834	$1,008,805	41.9%	$1,431,834	$1,343,410	6.6%
EMEA	701,816	484,338	44.9	701,816	688,764	1.9
Asia	140,378	64,283	118.4	143,442	98,498	45.6
Totals by Region
Americas	$2,360,055	$1,904,215	23.9%	$2,360,055	$2,238,820	5.4%
EMEA	1,527,675	1,254,705	21.8	1,532,053	1,473,394	4.0
Asia	865,415	732,260	18.2	868,479	766,475	13.3

The following table presents the reconciliation of sales as reported for second quarter of fiscal 2008 and 2007 to the pro forma sales for the same periods to adjust for sales recorded by the businesses acquired in the last twelve months prior to the acquisition date and the impact of net revenue reporting for the period prior to the effective date of the change. However, the pre-acquisition sales related to the Acal plc’s IT Solutions division were not included in “Acquisition Sales” below due to the close proximity of the acquisition to the end of Avnet’s second quarter close.

	Reported		Gross to Net	Pro
	Sales	Acquisition Sales	Revenue Impact	Forma Sales
	(Thousands)

Q2 Fiscal ’08
Avnet, Inc.	$4,753,145	$7,442	$—	$4,760,587
EM	2,479,117	4,378	—	2,483,495
TS	2,274,028	3,064	—	2,277,092
Q2 Fiscal ’07
Avnet, Inc.	$3,891,180	$706,116	$(118,607)	$4,478,689
EM	2,333,754	14,263	—	2,348,017
TS	1,557,426	691,853	(118,607)	2,130,672

Consolidated sales for the second quarter of fiscal 2008 were $4.75 billion, up $862.0 million, or 22.2%, over the prior year’s second quarter consolidated sales of $3.89 billion. Excluding the translation impact of changes in foreign currency exchange rates, sales increased 17.7% year over year. On a pro forma basis, consolidated sales increased 6.3% year over year.

EM reported sales of $2.48 billion in the second quarter of fiscal 2008, up $145.4 million, or 6.2%, over the prior year second quarter sales of $2.33 billion. Excluding the translation impact of changes in foreign currency exchange rates, EM sales grew 2.4% which was slightly above management’s expectations primarily due to the Americas region as well as double digit growth in the interconnect, passive and electromechanical (IP&E) product lines across all three regions. This performance represents the third consecutive quarter of year-over-year growth for EM. The Americas region contributed to these results as it reported 3.7% year-over-year growth after four quarters of contraction. The Asia/Pac region delivered a third consecutive quarter of high single digit year-over-year growth as sales were up 8.5%. The EMEA region sales were up 7.2% over the year ago quarter and down 4.2% excluding the translation impact of changes in foreign currency exchange rates. On a pro forma basis, the EMEA region reported 5.8% year-over-year growth and was down 5.4% excluding the translation impact of changes in foreign currency exchange rates. In looking to the third quarter of fiscal 2008, management expects typical seasonal trends in EM to produce another quarter of improving year-over-year revenue growth and expects continued growth in IP&E revenue as a result of recent acquisitions of businesses focused on IP&E.

For the second quarter of fiscal 2008, TS reported sales of $2.27 billion, up $716.6 million, or 46.0% over the year ago quarter (40.7% excluding the translation impact of changes in foreign currency exchange rates) which was driven primarily by acquisitions as sales were up 6.9% year over year on a pro forma basis. Although the December quarter is typically a stronger quarter for TS sales due to the calendar-year-based budgeting cycles of many of its customers, this year’s second quarter performance was above management’s expectations as a result of stronger than anticipated growth in sales of servers and storage solution products in all three regions. On a pro forma basis, the Americas, EMEA and Asia/Pac regions were up 6.6%, 1.9% and 45.6% year over year, respectively. Excluding the translation impact of changes in foreign currency exchange rates, pro forma sales in the EMEA region were down 9.1% over the year ago quarter. For the third quarter of fiscal 2008, management expects normal seasonality to provide high single digit year-over-year pro forma growth for TS based on current market conditions.

Consolidated sales for the first six months of fiscal 2008 were $8.85 billion, up $1.31 billion, or 17.4%, over sales of $7.54 billion in the first six months of fiscal 2007. The year-over-year increase is primarily driven by acquisitions but is also enhanced by the positive translation impacts of changes in foreign currency exchange rates and organic growth in both of Avnet’s operating groups. Specifically, EM sales of $4.97 billion for the first six months of fiscal 2008 were up $201.1 million, or 4.2%, over the first six months of fiscal 2007. TS sales of $3.88 billion for the first six months of fiscal 2008 were up $1.11 billion, or 40.1%, over the first six months of fiscal

2007. The factors contributing to the growth of sales in both operating groups are consistent with the quarterly sales analysis discussed above.

Gross Profit and Gross Profit Margins

Avnet’s consolidated gross profits were $596.7 million in the second quarter of fiscal 2008, up $102.8 million, or 20.8%, as compared with the second quarter of fiscal 2007. The growth in gross profit dollars is primarily a result of overall sales volume increase from acquisitions and the positive translation impacts of changes in foreign currency exchange rates as discussed above. Both operating groups experienced an increase in the gross profit margin as TS improved 60 basis points and EM improved 5 basis points over the prior year quarter; however, consolidated gross profit margin was down slightly to 12.6% in the second quarter of fiscal 2008 as compared with 12.7% in the prior year quarter primarily due to the business mix shift between the operating groups partially offset by the impact of the change in method of recording sales of supplier service contracts. The business mix shifted such that TS grew to 47.8% of consolidated sales as compared with 40.0% in the prior year second quarter. The TS operating group has lower gross profit margins on its product sales; however, TS also has higher working capital velocity, the combination of which allows TS to contribute to the Company’s performance in driving higher levels of returns on capital. Offsetting the negative impact of the mix shift on gross profit margin was the positive impact by the change to net revenue reporting in TS for its supplier service contracts.

Consolidated gross profit and gross profit margins for the first six months of fiscal 2008 were $1.12 billion and 12.7%, respectively. In comparison, consolidated gross profit and gross profit margins for the first six months of fiscal 2007 were $962.2 million and 12.8%, respectively. The 7 basis point decrease in the year-over-year gross profit margins for the first half of fiscal 2008 is similarly a function of factors discussed above in the quarterly analysis.

Selling, General and Administrative Expenses

Selling, general and administrative expenses (“SG&A expenses”) in the second quarter of fiscal 2008 were $388.8 million, an increase of $58.7 million, or 17.8%, as compared with the second quarter of fiscal 2007. The year-over-year increase in SG&A expenses was primarily due to the acquisitions discussed previously and the weakening of the US dollar versus the Euro as management estimates that SG&A expense would have increased only $41.4 million, or 12.5%, over the year ago quarter excluding the translation impact of changes in foreign currency exchange rates. Metrics that management monitors with respect to its operating expenses are SG&A expenses as a percentage of sales and as a percentage of gross profit. In the second quarter of fiscal 2008, SG&A expenses were 8.2% of sales and 65.2% of gross profit as compared with 8.5% and 66.8%, respectively, in the second quarter of fiscal 2007.

SG&A expenses for the first six months of fiscal 2008 were $750.1 million, or 8.5% of consolidated sales, as compared with $653.4 million, or 8.7% of consolidated sales, in the first six months of the prior year. SG&A expenses were 66.8% and 67.9% of gross profit in the first six months of fiscal 2008 and 2007, respectively. The growth in SG&A expense dollars is similarly a result of overall volume increase primarily from acquisitions and the translation impacts of changes in foreign currency exchange rates.

Operating Income

Operating income for the second quarter of fiscal 2008 was $207.9 million (4.37% of consolidated sales) as compared with operating income of $163.8 million (4.21% of consolidated sales) in the second quarter of fiscal 2007. Operating income margin of 4.37% improved 16 basis points year over year benefited by the positive impact of the change to net revenue reporting as previously discussed in the Executive Summary. EM reported operating income of $126.6 million in the second quarter of fiscal 2008, or 5.11% of EM sales as compared with $119.1 million, or 5.10% of EM sales, in the prior year second quarter. This represents the eighth consecutive quarter where EM operating income margin was greater than 5%. TS operating income was up 55.3% to

$99.4 million from $64.0 million in the prior year second quarter, which was driven by acquisitions and the continued improvement in business operations. TS operating income margin was up 26 basis points year over year to 4.37% which benefited from the positive impact of the change to net revenue reporting. Corporate operating expenses decreased $1.2 million to $18.1 million in the second quarter of fiscal 2008 as compared to $19.2 million in the second quarter of fiscal 2007.

Operating income for the six months of fiscal 2008 was $373.1 million (4.21% of consolidated sales) as compared with operating income of $308.8 million (4.10% of consolidated sales) in the first six months of fiscal 2007. The 11 basis point increase in operating income margin as compared with the first half of fiscal 2007 is similarly a function of factors discussed in the quarterly analysis.

Interest Expense and Other Income, net

Interest expense for the second quarter of fiscal 2008 was $17.6 million, which was essentially flat as compared with interest expense of $17.7 million in the second quarter of fiscal 2007. Interest expense for the first six months of fiscal 2008 totaled $36.2 million as compared with $40.0 million for the comparable six month period in the prior fiscal year. The year-over-year decrease in interest expense for the first half of fiscal 2008 was primarily the result of a lower effective interest rate on debt outstanding and refinancing activities which occurred during fiscal 2007, whereby higher interest rate debt was repaid or replaced with lower interest rate debt. In September 2006, the Company issued $300.0 million principal amount of 6.625% Notes due 2016 and used the proceeds along with available liquidity to fund the repurchase of $361.4 million of the 9 3/4% Notes, which was completed on October 12, 2006. In addition, the Company repaid the remaining $143.7 million of the 8.00% Notes that matured on November 15, 2006. See Financing Transactions for further discussion of the Company’s outstanding debt.

Other income, net, was $8.1 million in the second quarter of fiscal 2008 as compared with $2.6 million in the second quarter of fiscal 2007. The year-over-year increase was primarily due to higher foreign currency exchange gains and higher income from an equity method investment. For the first half of fiscal 2008, other income, net, was $15.6 million as compared with $6.4 million for the first half of fiscal 2007. The year-over-year increase is primarily due to foreign currency exchange gains compared with losses in the prior year first half, higher interest income resulting from higher investment balances and higher short-term interest rates, and income from an equity method investment.

Gain on Sale of Assets

During the second quarter of fiscal 2008, the Company recognized the gain on sale of assets totaling $7.5 million pre-tax, $6.2 million after-tax and $0.04 per share on a diluted basis. In October 2007, the Company sold a building in the EMEA region and recognized a gain of $4.5 million pre- and after tax and $0.03 per share on a diluted basis. Due to local tax allowances, the building sale was not taxable. The Company also recognized a gain of $3.0 million pre-tax, $1.8 million after-tax and $0.01 per share on a diluted basis for the receipt of contingent purchase price proceeds related to a prior sale of a business.

Debt Extinguishment Costs

As further described in Financing Transactions, the Company incurred debt extinguishment costs in the first half of fiscal 2007 associated with the redemption of its 9 3/4% Notes due February 15, 2008, of which $361.4 million was outstanding. The costs incurred as a result of the redemption totaled $27.4 million pre-tax, $16.5 million after tax, or $0.11 per share on a diluted basis, and consisted of $20.3 million for the make-whole redemption premium, $5.0 million associated with two interest rate swap terminations, and $2.1 million to write-off certain deferred financing costs.

Income Tax Provision

The Company’s effective tax rate on its income before income taxes was 30.9% in the second quarter of fiscal 2008 as compared with 33.4% in the second quarter of fiscal 2007. The decrease in the effective tax rate was primarily driven by the mix of pre-tax income towards lower statutory tax rate jurisdictions and a positive impact from the non-taxable gain on the sale of a building as previously described in Gain on Sale of Assets. For the first half of fiscal 2008 and 2007, the Company’s effective tax rate was 31.2% and 34.1%, respectively. The year-over-year decrease in effective tax rate was similarly a result of the combination of pre-tax income mix towards lower statutory tax rate jurisdictions and the benefit from the non-taxable gain on sale of a building in the first half of fiscal 2008, and the negative impact on the tax rate in the prior year first half from an additional tax provision for transfer pricing exposures in Europe recognized in the first quarter of fiscal 2007 which impacted the year-to-date tax rate.

Net Income

As a result of the operational performance and other factors described in the preceding sections of this MD&A, the Company’s consolidated net income for the second quarter of fiscal 2008 was $142.2 million, or $0.93 per share on a diluted basis, as compared with $99.1 million, or $0.67 per share on a diluted basis, in the prior year second quarter. Net income for the first half of fiscal 2008 was $247.7 million, or $1.62 per share on a diluted basis, as compared with $163.2 million, or $1.11 per share on a diluted basis.

LIQUIDITY AND CAPITAL RESOURCES

Cash Flow

The following table summarizes the Company’s cash flow activity for the second quarters and six months ended December 29, 2007 and December 30, 2006, including the Company’s computation of free cash flow and a reconciliation of this metric to the nearest GAAP measures of net income and net cash flow from operations. Management’s computation of free cash flow consists of net cash flow from operations plus cash flows generated from or used for purchases and sales of property, plant and equipment, acquisition and divestiture of operations, effects of exchange rates on cash and cash equivalents and other financing activities. Management believes that the non-GAAP metric of free cash flow is a useful measure to help management and investors better assess and understand the Company’s operating performance and sources and uses of cash. Management also believes the analysis of free cash flow assists in identifying underlying trends in the business. Computations of free cash flow may differ from company to company. Therefore, the analysis of free cash flow should be used as a complement to, and in conjunction with, the Company’s consolidated statements of cash flows presented in the accompanying consolidated financial statements.

Management also analyzes cash flow from operations based upon its three primary components noted in the table below: net income, non-cash and other reconciling items and cash flow generated from or used for working capital. Similar to free cash flow, management believes that this presentation is an important measure to help management and investors better understand the trends in the Company’s cash flows, including the impact of management’s focus on asset utilization and efficiency through its management of the net balance of receivables, inventories and accounts payable.

	Second Quarters Ended		Six Months Ended
	December 29,	December 30,	December 29,	December 30,
	2007	2006	2007	2006
	(Thousands)

Net income	$142,206	$99,088	$247,743	$163,231
Non-cash and other reconciling items(1)	30,184	45,933	90,314	96,783
Cash flow (used for) generated from working capital (excluding cash and cash equivalents)(2)	(88,574)	92,653	(298,066)	(48,957)

Net cash flow generated from operations	83,816	237,674	39,991	211,057
Cash flow (used for) provided from:
Purchase of property, plant and equipment	(19,040)	(13,574)	(32,701)	(27,619)
Cash proceeds from sales of property, plant and equipment	11,660	234	11,938	962
Acquisition and divesture of operations, net	(240,486)	(4,180)	(252,676)	(4,180)
Effect of exchange rates on cash and cash equivalents	8,222	3,696	26,846	3,784
Other, net financing activities	1,425	6,488	6,202	9,570

Net free cash flow	(154,403)	230,338	(200,400)	193,574
Proceeds (repayment of) from debt, net	50,647	(322,294)	60,180	(80,464)

Net (decrease) increase in cash and cash equivalents	$(103,756)	$(91,956)	$(140,220)	$113,110

(1)	Non-cash and other reconciling items are the combination of depreciation and amortization, deferred income taxes, stock-based compensation, and other, net (primarily the provision for doubtful accounts, periodic pension costs and gain on sale of assets), in cash flows from operations.

(2)	Cash flow used for working capital is the combination of the changes in the Company’s working capital and other balance sheet accounts in cash flows from operations (receivables, inventories, accounts payable and accrued expenses and other, net).

During the second quarter of fiscal 2008, the Company generated $83.8 million of cash and cash equivalents from its operating activities as compared with $237.7 million in the second quarter of fiscal 2007. These results are comprised of: (1) the cash flow generated from net income excluding non-cash and other reconciling items, which includes the add-back of depreciation and amortization, deferred income taxes, stock-based compensation and other non-cash items (primarily the provision for doubtful accounts, periodic pension costs and gain on sale of assets) and (2) the cash flows used for working capital, excluding cash and cash equivalents. The working capital outflow in the second quarter of fiscal 2008 consisted of growth in receivables ($464.6 million) slightly offset by a decrease in inventories ($52.6 million), growth in accounts payable ($309.5 million) and cash inflow for other items ($13.9 million). The growth in receivables as well as payables was primarily attributable to TS where revenue growth was higher than management’s expectations even beyond TS’ typically strong December quarter revenue performance. The growth at TS was offset somewhat by a decrease in EM receivables and payables. The modest reduction in inventory was primarily related to EM which exited the first quarter of fiscal 2008 with slightly higher than expected inventory. Comparatively, the working capital inflow in the second quarter of fiscal 2007 consists of the net of growth in receivables ($121.4 million), reduction in inventories ($52.3 million), increase in accounts payable ($134.3 million) and cash inflow for other items ($27.4 million).

The Company’s cash flows associated with investing activities during the second quarter and first half of fiscal 2008 were primarily the result of the acquisition of several businesses as discussed previously in this MD&A (see also Note 3 in the Notes to the Consolidated Financial Statements in Item 1 of this Form 10-Q). Other investing activities included capital expenditures primarily for system development costs, computer hardware and software. Cash flows used for investing activities during the second quarter and first half of fiscal 2007 similarly included capital expenditures for system development costs, computer hardware and software, certain leasehold improvements and the acquisition of a small distributor in EMEA. The cash inflows associated with other net financing activities in the second quarter and first half of fiscal 2008 and 2007 related primarily to cash received for the exercise of stock options and the associated excess tax benefit.

As a result of the factors discussed above, the Company utilized free cash flow of $154.4 million and $200.4 million in the second quarter and first half of fiscal 2008, respectively, as compared with free cash flow generation of $230.3 million and $193.6 million in the second quarter and first half of fiscal 2007, respectively. The Company also had net cash proceeds of $50.6 million and $60.8 million, respectively, in the second quarter and first half of fiscal 2008 for debt-related activities as compared with a net debt repayment of $322.3 million and $80.5 million, respectively, in the second quarter and first half of fiscal 2007. During the second quarter of fiscal 2008, the Company drew upon foreign bank facilities to partially fund an acquisition which closed the day after the December quarter end. In addition, there were $15.8 million in borrowings outstanding under the Credit Agreement (as defined below) as of the end of the second quarter of fiscal 2008 (see Financing Transactions for further discussion). During the first half of fiscal 2007, the Company redeemed the 9 3/4% Notes outstanding balance of $361.4 million using proceeds from the issuance of $300.0 million of 6.625% Notes in September 2006, and also repaid $143.7 million of the 8.00% Notes that matured in November 2006. At the end of the second quarter of fiscal 2007, there were $190.0 million in borrowings outstanding under the accounts receivable securitization program (see Financing Transactions for further discussion). These results combined to yield a net usage of cash of $103.8 million and $140.2 million, respectively, in the second quarter and first half of fiscal 2008 as compared with a net usage of cash of $92.0 million and an inflow of cash of $113.1 million, respectively, in the second quarter and first half of fiscal 2007.

Capital Structure and Contractual Obligations

The following table summarizes the Company’s capital structure as of the end of the second quarter of fiscal 2008 with a comparison to fiscal 2007 year-end:

	December 29,	% of Total	June 30,	% of Total
	2007	Capitalization	2007	Capitalization
		(Dollars in thousands)

Short-term debt	$103,099	2.0%	$53,367	1.1%
Long-term debt	1,177,055	23.4	1,155,990	25.1

Total debt	1,280,154	25.4	1,209,357	26.2
Shareholders’ equity	3,767,843	74.6	3,400,645	73.8

Total capitalization	$5,047,997	100.0	$4,610,002	100.0

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

Financing Transactions

During the first quarter of fiscal 2008, the Company entered into a five-year $500.0 million unsecured revolving credit facility (the “Credit Agreement”) with a syndicate of banks which expires September 26, 2012. In connection with the Credit Agreement, the Company terminated its existing unsecured $500.0 million credit facility (the “2005 Credit Facility”) which was to expire in October 2010. The 2005 Credit Facility had substantially similar terms and conditions as those in the Credit Agreement except that the Credit Agreement effectively extended the 2005 Credit Facility’s terms by two years. Under the Credit Agreement, the Company may select from various interest rate options, currencies and maturities. The Credit Agreement contains certain covenants, all of which the Company was in compliance with as of December 29, 2007. As of the end of the second quarter of fiscal 2008, there were $15.8 million in borrowings outstanding under the Credit Agreement included in “long-term debt.” In addition, there were $21.1 million in letters of credit issued under the Credit Agreement which represents a utilization of the Credit Agreement capacity but they are not recorded in the consolidated balance sheet as the letters of credit are not debt. At June 30, 2007, there were no borrowings outstanding under the 2005 Credit Facility and $21.2 million in letters of credit were issued under the 2005 Credit Facility.

The Company has an accounts receivable securitization program (the “Program”) with a group of financial institutions that allows the Company to sell, on a revolving basis, an undivided interest of up to $450.0 million in eligible receivables while retaining a subordinated interest in a portion of the receivables. The Program does not qualify for sale accounting. During August 2007, the Company renewed the Program for another one year term which will expire in August 2008. There were no drawings outstanding under the Program at December 29, 2007 or June 30, 2007.

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

The $300.0 million 2% Convertible Senior Debentures due March 15, 2034 (the “Debentures”) are convertible into Avnet common stock at a rate of 29.5516 shares of common stock per $1,000 principal amount of Debentures. The Debentures are only convertible under certain circumstances, including if: (i) the closing price of the Company’s common stock reaches $45.68 per share (subject to adjustment in certain circumstances) for a specified period of time;

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

Covenants and Conditions

The securitization program discussed above requires the Company to maintain certain minimum interest coverage and leverage ratios as defined in the Credit Agreement (see discussion below) in order to continue utilizing the Program. The Program agreement also contains certain covenants relating to the quality of the receivables sold. If these conditions are not met, the Company may not be able to borrow any additional funds and the financial institutions may consider this an amortization event, as defined in the agreement, which would permit the financial institutions to liquidate the accounts receivable sold to cover any outstanding borrowings. Circumstances that could affect the Company’s ability to meet the required covenants and conditions of the agreement include the Company’s ongoing profitability and various other economic, market and industry factors. Management does not believe that the covenants under the Program limit the Company’s ability to pursue its intended business strategy or future financing needs. The Company was in compliance with all covenants of the Program agreement at December 29, 2007.

The Credit Agreement discussed in Financing Transactions contains certain covenants with various limitations on debt incurrence, dividends, investments and capital expenditures and also includes financial covenants requiring the Company to maintain minimum interest coverage and leverage ratios, as defined. Management does not believe that the covenants in the Credit Agreement limit the Company’s ability to pursue its intended business strategy or future financing needs. The Company was in compliance with all covenants of the Credit Agreement as of December 29, 2007.

See Liquidity for further discussion of the Company’s availability under these various facilities.

Liquidity

The Company had total borrowing capacity of $950.0 million at December 29, 2007 under the Credit Agreement and the Program. As of December 29, 2007, there were $15.8 million in borrowings outstanding and $21.1 million in letters of credit issued under the Credit Agreement resulting in $913.1 million of net availability at the end of the second quarter. The Company also had an additional $417.1 million of cash and cash equivalents at December 29, 2007. There are no significant financial commitments of the Company outside of normal debt and lease maturities discussed in Capital Structure and Contractual Obligations. Management believes that Avnet’s borrowing capacity, its current cash availability and the Company’s expected ability to generate operating cash flows are sufficient to meet its projected financing needs. The Company is less likely to generate significant operating cash flows in a growing electronic component and computer products industry due to increased working capital requirements. However, additional cash requirements for working capital are generally expected to be offset by the operating cash flows generated by the Company’s enhanced profitability resulting from the Company’s cost efficiencies achieved in recent years. The next significant public debt maturity is the $300 million of 5.875% Notes due to mature in March 2014. In addition, the holders of the 2% Convertible Senior Debentures due 2034 may require the Company to redeem the Debentures for cash in March 2009 (see Financing Transactions for further discussion).

The following table highlights the Company’s liquidity and related ratios as of the end of the second quarter of fiscal 2008 with a comparison to the fiscal 2007 year-end:

COMPARATIVE ANALYSIS — LIQUIDITY

	December 29,	June 30,	Percentage
	2007	2007	Change
	(Dollars in millions)

Current Assets	$5,943.4	$5,488.8	8.3%
Quick Assets	4,032.4	3,660.4	10.2
Current Liabilities	2,954.6	2,777.0	6.4
Working Capital	2,988.8	2,711.8	10.2
Total Debt	1,280.2	1,209.4	5.9
Total Capital (total debt plus total shareholders’ equity)	5,048.0	4,610.0	9.5
Quick Ratio	1.4:1	1.3:1
Working Capital Ratio	2.0:1	2.0:1
Debt to Total Capital	25.4%	26.2%

The Company’s quick assets (consisting of cash and cash equivalents and receivables) increased 10.2% from June 30, 2007 to December 29, 2007 primarily due to acquisitions that occurred during the first half of fiscal 2008, slightly offset by a decrease in cash since fiscal 2007 year end. Current assets also increased, similarly, due to acquisitions that occurred during fiscal 2008. Current liabilities grew 6.4% primarily due to an increase in accounts payable, primarily due to acquisitions during the period coupled with an increase in short-term debt. As a result of the factors noted above, total working capital increased by 10.2% during the first half of fiscal 2008. Total debt increased by 5.9% primarily due to increased borrowings on bank credit facilities in EMEA. Total capital grew primarily due to net income for the first half of $247.7 million and foreign currency translation adjustments. Finally, the debt to capital ratio decreased slightly to 25.4% at December 29, 2007 from 26.2% at June 30, 2007 as a result of the growth in capital since fiscal year end 2007.

Recently Issued Accounting Pronouncements

In December 2007, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards No. 141 (revised 2007) “Business Combinations” (“SFAS 141R”). SFAS 141R establishes the requirements for how an acquirer recognizes and measures the identifiable assets acquired, the liabilities assumed, any non-controlling interest in the acquiree and the goodwill acquired. SFAS 141R also establishes disclosure requirements for business combinations. SFAS 141R applies to business combinations for which the acquisition date is on or after December 15, 2008. The Company is evaluating the potential impact on its consolidated financial statements upon adoption of SFAS 141R.

In December 2007, the FASB approved the issuance of SFAS No. 160 “Non-controlling Interests in Consolidated Financial Statements — an amendment to ARB No. 51” (“SFAS 160”). SFAS 160 will change the accounting and reporting for minority interests, which will now be termed “non-controlling interests.” SFAS 160 requires non-controlling interests to be presented as a separate component of equity and requires the amount of net income attributable to the parent and to the non-controlling interest to be separately identified on the consolidated statement of operations. SFAS 160 is effective for fiscal years beginning on or after December 15, 2008. The adoption of SFAS 160 is not expected to have a material impact on the Company’s consolidated financial statements.

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

See Item 7A, Quantitative and Qualitative Disclosures About Market Risk, in the Company’s Annual Report on Form 10-K for the year ended June 30, 2007 for further discussion of market risks associated with interest rates and foreign currency exchange. Avnet’s exposure to foreign exchange risks has not changed materially since June 30, 2007 as the Company continues to hedge the majority of its foreign exchange exposures. Thus, any increase or decrease in fair value of the Company’s foreign exchange contracts is generally offset by an opposite effect on the related hedged position. As discussed in Financing Transactions, the Company terminated its remaining interest rate swaps during the first quarter of fiscal 2007 in connection with the redemption of its 9 3/4% Notes.

See Liquidity and Capital Resources — Financing Transactions appearing in Item 2 of this Form 10-Q for further discussion of the Company’s financing facilities and capital structure. As of December 29, 2007, 90% of the Company’s debt bears interest at a fixed rate and 10% of the Company’s debt bears interest at variable rates. Therefore, a hypothetical 1.0% (100 basis point) increase in interest rates would result in a $0.3 million impact on income before income taxes in the Company’s consolidated statement of operations for the quarter ended December 29, 2007.

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

During the second quarter of fiscal 2008, there were no changes to the Company’s internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

The discussion of Avnet’s business and operations should be read together with the risk factors contained in Item 1A of its 2007 Annual Report on Form 10-K, filed with the Securities and Exchange Commission, which describe various risks and uncertainties to which the Company is or may become subject. These risks and uncertainties have the potential to affect Avnet’s business, financial condition, results of operations, cash flows, strategies or prospects in a material and adverse manner. As of December 29, 2007, there have been no material changes to the risk factors set forth in the Company’s 2007 Annual Report on Form 10-K, other than as presented below:

The Company’s acquisition strategy may not produce the expected benefits, which may adversely impact the results of operations.

Avnet has historically pursued a strategic acquisition program to grow its global markets for electronic and computer products. This program has been a significant factor in Avnet’s becoming one of the largest industrial distributors worldwide and will remain a significant factor for Avnet to solidify and maintain its leadership position in the market place. As of the second quarter of fiscal 2008, Avnet has completed seven acquisitions with two additional acquisitions announced as of the date of this filing and expected to close in the coming months. Risks and uncertainties are inherent in the mergers and acquisition process in that such activities may divert management’s attention from existing business operations. In addition, the Company may not be successful integrating the acquired businesses or the integration may be more difficult than anticipated. Consequently, the Company may experience disruptions that could have a material adverse effect on its business. Furthermore, the Company may not realize all of the anticipated benefits from its acquisitions, which could adversely impact the Company’s financial performance.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

The following table includes the Company’s monthly purchases of common stock during the second quarter ended December 29, 2007:

				Maximum Number
			Total Number of	(or Approximate Dollar
			Shares Purchased as	Value) of Shares
			Part of Publicly	That May Yet Be
	Total Number of	Average Price Paid	Announced Plans or	Purchased Under the
Period	Shares Purchased	per Share	Programs	Plans or Programs

October	3,000	$43.11	—	—
November	4,500	$35.61	—	—
December	7,000	$37.15	—	—

The purchases of Avnet common stock noted above were made on the open market to obtain shares for purchase under the Company’s Employee Stock Purchase Plan. None of these purchases were made pursuant to a publicly announced repurchase plan and the Company does not currently have a stock repurchase plan in place.

Item 4.	Submission of Matters to a Vote of Security Holders

The 2007 Annual Meeting of the Shareholders of the Company was held on November 8, 2007 in Phoenix, Arizona. On the record date for the annual meeting, 149,901,283 shares of common stock were outstanding and eligible to vote.

The shareholders of the Company were asked to vote upon (i) election of directors, (ii) reapproval of the Avnet, Inc. Executive Incentive Plan, and (iii) ratification of the appointment of KPMG LLP as the independent registered public accounting firm for the fiscal year ending June 28, 2008.

The shareholders adopted the following proposals by the following votes:

Election of Directors	For	Withheld

Eleanor Baum	131,623,375	1,643,445
J. Veronica Biggins	132,913,231	353,590
Lawrence W. Clarkson	132,985,976	280,844
Ehud Houminer	131,519,103	1,747,717
James A. Lawrence	132,358,417	908,403
Frank R. Noonan	132,353,670	913,150
Ray M. Robinson	132,296,581	970,239
Gary L. Tooker	132,899,537	367,283
Roy Vallee	130,946,177	2,320,643

				Broker
Matter	For	Against	Abstain	Non-Votes

Reapproval of the Avnet, Inc. Executive Plan	129,789,102	3,390,088	87,630	—
Ratification of the appointment of KPMG LLP as independent public accounting firm for the fiscal year ending June 28, 2008	130,952,956	2,260,800	53,064	—

Item 6.	Exhibits

Exhibit
Number		Exhibit

31	.1*	Certification by Roy Vallee, Chief Executive Officer, under Section 302 of the Sarbanes-Oxley Act of 2002.
31	.2*	Certification by Raymond Sadowski, Chief Financial Officer, under Section 302 of the Sarbanes-Oxley Act of 2002.
32	.1**	Certification by Roy Vallee, Chief Executive Officer, under Section 906 of the Sarbanes-Oxley Act of 2002.
32	.2**	Certification by Raymond Sadowski, Chief Financial Officer, under Section 906 of the Sarbanes-Oxley Act of 2002.

*	Filed herewith.

**	Furnished herewith.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

AVNET, INC.
(Registrant)

By:	/s/ RAYMOND SADOWSKI
Raymond Sadowski
Senior Vice President and
Chief Financial Officer

Date: February 5, 2008

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