Form 10-Q
period 2008-03-29
AVNET INC
filed 2008-05-07
CIK 8858

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 29, 2008

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

Large accelerated filer ☑	Accelerated filer ☐	Non-accelerated filer ☐	Smaller reporting company ☐
(Do not check if a smaller reporting company)

Indicate by checkmark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ☐     No ☑

The total number of shares outstanding of the registrant’s Common Stock (net of treasury shares)
as of April 25, 2008 — 150,394,921 shares.

AVNET, INC. AND SUBSIDIARIES

PART I

FINANCIAL INFORMATION

Item 1.	Financial Statements

AVNET, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS
(Unaudited)

	March 29,	June 30,
	2008	2007
	(Thousands, except share amounts)

ASSETS
Current assets:
Cash and cash equivalents	$381,462	$557,350
Receivables, less allowances of $78,454 and $102,121, respectively	3,277,802	3,103,015
Inventories	1,973,449	1,736,301
Prepaid and other current assets	77,223	92,179

Total current assets	5,709,936	5,488,845
Property, plant and equipment, net	210,636	179,533
Goodwill (Notes 3 and 4)	1,705,488	1,402,470
Other assets	278,321	284,271

Total assets	$7,904,381	$7,355,119

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Borrowings due within one year (Note 5)	$48,809	$53,367
Accounts payable	2,158,759	2,228,017
Accrued expenses and other	387,002	495,601

Total current liabilities	2,594,570	2,776,985
Long-term debt, less due within one year (Note 5)	1,179,842	1,155,990
Other long-term liabilities	147,648	21,499

Total liabilities	3,922,060	3,954,474

Commitments and contingencies (Note 6)
Shareholders’ equity (Notes 9 and 10):
Common stock $1.00 par; authorized 300,000,000 shares; issued 150,388,000 shares and 149,826,000 shares, respectively	150,388	149,826
Additional paid-in capital	1,115,650	1,094,210
Retained earnings	2,235,629	1,880,642
Accumulated other comprehensive income (Note 9)	481,203	276,509
Treasury stock at cost, 18,803 shares and 20,018 shares, respectively	(549)	(542)

Total shareholders’ equity	3,982,321	3,400,645

Total liabilities and shareholders’ equity	$7,904,381	$7,355,119

See notes to consolidated financial statements.

AVNET, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

	Third Quarters Ended		Nine Months Ended
	March 29,	March 31,	March 29,	March 31,
	2008	2007	2008	2007
	(Thousands, except per share data)

Sales	$4,421,645	$3,904,262	$13,273,508	$11,443,842
Cost of sales	3,842,918	3,369,465	11,571,601	9,946,809

Gross profit	578,727	534,797	1,701,907	1,497,033
Selling, general and administrative expenses	401,117	353,717	1,151,234	1,007,166
Restructuring, integration and other charges (Note 13)	10,857	8,521	10,857	8,521

Operating income	166,753	172,559	539,816	481,346
Other income, net	6,205	2,400	21,766	8,781
Interest expense	(18,683)	(19,892)	(54,864)	(59,919)
Gain on sale of assets	—	3,000	7,477	3,000
Debt extinguishment costs (Note 5)	—	—	—	(27,358)

Income before income taxes	154,275	158,067	514,195	405,850
Income tax provision	47,031	52,888	159,208	137,440

Net income	$107,244	$105,179	$354,987	$268,410

Net earnings per share (Note 10):
Basic	$0.71	$0.71	$2.36	$1.82

Diluted	$0.71	$0.70	$2.33	$1.81

Shares used to compute earnings per share (Note 10):
Basic	150,440	148,712	150,177	147,466

Diluted	151,717	149,994	152,717	148,442

See notes to consolidated financial statements.

AVNET, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Nine Months Ended
	March 29,	March 31,
	2008	2007
	(Thousands)

Cash flows from operating activities:
Net income	$354,987	$268,410
Non-cash and other reconciling items:
Depreciation and amortization	43,864	38,883
Deferred income taxes	50,944	50,622
Stock-based compensation	20,412	18,555
Other, net (Note 11)	9,275	23,524
Changes in (net of effects from business acquisitions):
Receivables	116,199	109,869
Inventories	(44,928)	66,311
Accounts payable	(237,606)	(139,619)
Accrued expenses and other, net	(116,767)	(12,989)

Net cash flows provided by operating activities	196,380	423,566

Cash flows from financing activities:
Issuance of notes in public offering, net of issuance costs (Note 5)	—	593,169
Repayment of notes (Note 5)	—	(505,035)
Repayment of bank debt, net (Note 5)	(1,773)	(67,219)
Repayment of other debt, net (Note 5)	(19,356)	(594)
Other, net	6,561	56,123

Net cash flows (used for) provided by financing activities	(14,568)	76,444

Cash flows from investing activities:
Purchases of property, plant and equipment	(59,675)	(39,714)
Cash proceeds from sales of property, plant and equipment	12,109	2,980
Acquisitions of operations, net (Note 3)	(352,703)	(409,036)
Other	3,000	—

Net cash flows used for investing activities	(397,269)	(445,770)

Effect of exchange rate changes on cash and cash equivalents	39,569	6,187

Cash and cash equivalents:
— (decrease) increase	(175,888)	60,427
— at beginning of period	557,350	276,713

— at end of period	$381,462	$337,140

Additional cash flow information (Note 11)

See notes to consolidated financial statements.

AVNET, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.	Basis of presentation

In the opinion of management, the accompanying unaudited interim consolidated financial statements contain all adjustments necessary, all of which are of a normal recurring nature except for the restructuring, integration and other charges discussed in Note 13, the debt extinguishment costs discussed in Note 5, and the gain on the sale of assets, to present fairly the Company’s financial position, results of operations and cash flows. For further information, refer to the consolidated financial statements and accompanying notes included in the Company’s Annual Report on Form 10-K for the fiscal year ended June 30, 2007.

During the third quarter of fiscal 2007, in conjunction with the acquisition of Access and reflecting recent industry trends, the Company reviewed its method of recording revenue related to the sales of supplier service contracts and determined that such sales shall now be classified on a net revenue basis rather than on a gross basis beginning the third quarter of fiscal 2007. Although this change reduces sales and cost of sales for the Technology Solutions (“TS”) operating group and on a consolidated basis, it has no impact on operating income, net income, cash flow or the balance sheet. The impact of this change is that sales and cost of sales would have been reduced by $214,417,000 or 2.8%, for the first half of fiscal 2007 which was prior to the effective date of the change.

2.	Interim financial results

The results of operations for the third quarter and first nine months ended March 29, 2008 are not necessarily indicative of the results to be expected for the full year.

3.	Acquisitions

Fiscal 2008

On April 18, 2008, the Company announced plans to acquire Horizon Technology Group plc in an all cash offer for €1.18 per share, which equates to an equity value of approximately $156 million. Horizon is a leading technical integrator and distributor of information technology products in the UK and Ireland with sales of approximately $400 million in calendar year 2007. The transaction, which is subject to, among other things, the completion of a tender offer under the Irish Takeover Rules and EU merger control clearance, is expected to close at or about the end of June 2008. The acquired business will be integrated into the TS operations in the EMEA region.

On March 31, 2008 (the beginning of the fiscal fourth quarter), the Company acquired UK-based Azzurri Technology Ltd., a design-in distributor of semiconductor and embedded systems products with annual revenues of approximately $100 million. The acquisition is being integrated into the EM EMEA operations.

On December 31, 2007 (the beginning of the fiscal third quarter), the Company acquired YEL Electronics Hong Kong Ltd., a distributor of interconnect, passive and electromechanical components in Asia. The acquired business, which has annual revenues of approximately $200 million, is being integrated as a specialist division within the EM Asia operations.

On December 17, 2007, the Company completed its acquisition of the IT Solutions division of Acal plc Ltd. The Acal IT Solutions division is a leading value-added distributor of storage area networking, secure networking and electronic document management products and services, with operations in six European countries and annual revenues of approximately $200 million. Acal is being integrated into the TS operations in the EMEA region.

On October 8, 2007, the Company completed its acquisition of the European Enterprise Infrastructure division of value-added distributor Magirus Group. The division acquired is a distributor of servers, storage systems, software and services of IBM and Hewlett-Packard to resellers in seven European countries and Dubai and has annual revenues of approximately $500 million. The acquisition is being integrated into the TS operations in the EMEA region.

AVNET, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

In addition to the acquisitions mentioned above, the Company also acquired several smaller businesses during the first nine months of fiscal 2008 as follows:

	Operating		Approximate
Acquired Business	Group	Region	Annual Revenue	Acquisition Date

Flint Distribution Ltd.	EM	EMEA	$40 million	July 2007
Betronik GmbH	EM	EMEA	$40 million	October 2007
ChannelWorx	TS	Asia/Pac	$30 million	October 2007

Fiscal 2007

On December 31, 2006, the first day of Avnet’s third quarter of fiscal 2007, the Company completed the acquisition of Access Distribution (“Access”), a leading value-added distributor of complex computing solutions, which had sales of approximately $1.90 billion in calendar year 2006. The purchase price of $437,554,000 was funded primarily with debt, plus cash on hand and is subject to adjustment based upon the audited closing net book value which has not been completed. As a result, the purchase price includes an estimate of the amount due to seller based on the unaudited closing net book value. The Access business has been integrated into the TS Americas and EMEA operations as of the end of fiscal 2007.

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

In addition, the assets and liabilities in the following table include liabilities recorded for actions taken as a result of plans to integrate the acquired operations into Avnet’s existing operations. The purchase accounting adjustments include the following exit-related and fair value adjustments: (1) severance costs for Access workforce reductions; (2) lease commitments for leased Access facilities that will no longer be used; (3) commitments related to other contractual obligations that have no ongoing benefit to the combined business; (4) write-offs or write-downs in the value of certain Access information technology assets and other fixed assets that will not be utilized in the combined business, and (5) other adjustments to record the acquired assets and liabilities at fair value in accordance with Statement of Financial Accounting Standards No. 141, Business Combinations.

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

The following table summarizes the Access exit-related acquisition reserves that have been established through purchase accounting and related activity that occurred during the first nine months of fiscal 2008:

	Severance	Facility Exit
	Reserves	Reserves	Other	Total
	(Thousands)

Balance at June 30, 2007	$2,423	$1,809	$112	$4,344
Additions	808	—	—	808
Amounts utilized	(3,214)	(88)	(115)	(3,417)
Other, principally foreign currency translation	89	188	3	280

Balance at March 29, 2008	$106	$1,909	$—	$2,015

Total amounts utilized for exit-related activities during the first nine months of fiscal 2008 consisted of $3,417,000 in cash payments. The Company also recognized an additional $808,000 in severance. As of March 29, 2008, management expects the majority of the severance reserves to be utilized by the end of fiscal 2008 and expects the majority of the facility exit costs to be utilized by fiscal 2013.

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

Unaudited pro forma results

Unaudited pro forma financial information is presented in the following table as if the acquisition of Access occurred at the beginning of fiscal 2007. The pro forma information presented below does not purport to present what the actual results would have been had the acquisition in fact occurred at the beginning of fiscal 2007, nor does the information project results for any future period. Further, the pro forma results exclude any benefits that may result from the acquisition due to synergies that were derived from the elimination of any duplicative costs.

Pro forma financial information is not presented for the third quarter of fiscal 2007 because the acquisition occurred on December 31, 2006, which was the first day of the Company’s third quarter of fiscal 2007. Because the accompanying consolidated statement of operations for the third quarter of fiscal 2007 already includes Access’ results of operations, no pro forma results for the third quarter of fiscal 2007 are necessary.

Pro Forma Results
Nine Months Ended
March 31, 2007
(Thousands, except
per share data)

Pro forma sales	$12,366,383
Pro forma operating income	517,963
Pro forma net income	282,038
Pro forma diluted earnings per share	$1.90

Combined results for Avnet and Access were adjusted for the following in order to create the unaudited pro forma results in the preceding table:

•	$2,598,000 pre-tax, $1,719,000 after tax or $0.01 per diluted share, for the nine months ended March 31, 2007 for amortization relating to intangible assets written off upon acquisition.

•	$10,429,000 pre-tax, $6,898,000 after tax or $0.05 per diluted share, for the nine months ended March 31, 2007, for interest expense relating to borrowings used to fund the acquisition. For the pro forma results presented above, the borrowings were assumed to be outstanding for the entire period presented above.

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

AVNET, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The following table summarizes the utilization of reserves during the first nine months of fiscal 2008 related to exit activities established through purchase accounting in connection with the acquisition of Memec:

	Severance	Facility Exit
	Reserves	Reserves	Other	Total
	(Thousands)

Balance at June 30, 2007	$423	$12,009	$2,009	$14,441
Amounts utilized	(11)	(3,149)	—	(3,160)
Adjustments	—	(678)	—	(678)
Other, principally foreign currency translation	56	34	—	90

Balance at March 29, 2008	$468	$8,216	$2,009	$10,693

Total amounts utilized for exit-related activities during the first nine months of fiscal 2008 consisted of $3,160,000 in cash payments and a reversal of $678,000 for lease reserves deemed excessive. The remaining severance reserves are expected to be substantially paid out by the end of fiscal 2009, whereas reserves for other contractual commitments, particularly for certain lease commitments, will extend into fiscal 2013.

4.	Goodwill and intangible assets

The following table presents the carrying amount of goodwill, by reportable segment, for the nine months ended March 29, 2008:

	Electronics	Technology
	Marketing	Solutions	Total
	(Thousands)

Carrying value at June 30, 2007	$1,039,209	$363,261	$1,402,470
Additions	79,208	205,611	284,819
Adjustments	1,105	(5,081)	(3,976)
Foreign currency translation	1,645	20,530	22,175

Carrying value at March 29, 2008	$1,121,167	$584,321	$1,705,488

The addition to goodwill in EM related primarily to acquisition of YEL Electronics Hong Kong, Ltd., and two small businesses acquired during fiscal 2008 (see Note 3). The adjustment to goodwill in EM related to a Memec deferred tax valuation adjustment. The addition to goodwill in TS related primarily to the acquisition of Acal plc Ltd.’s IT Solutions division and the European Enterprise Infrastructure division of the Magirus Group (see Note 3) as well as two smaller acquisitions completed during calender 2007. The adjustments to TS goodwill related to purchase price allocation adjustments to certain Access acquired net assets.

As of March 29, 2008, the Company had a carrying value of $45,085,000 in customer relationship intangible assets, consisting of $55,400,000 in original cost value and accumulated amortization of $10,315,000, which are being amortized over ten years. Intangible asset amortization expense was $2,190,000 and $4,960,000 for the third quarter and first nine months of fiscal 2008, respectively, which included $805,000 recorded during the third quarter of fiscal 2008 for estimated amortization of intangible assets related to certain acquisitions for which the valuation of the intangible assets have not yet been completed. Intangible asset amortization expense was $1,040,000 and $3,120,000 for the third quarter and first nine months of fiscal 2007, respectively. Amortization expense for the next five years for intangible assets identified for acquisitions completed to date is expected to be $5,540,000 each year.

AVNET, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

5.	External financing

Short-term debt consists of the following:

	March 29,	June 30,
	2008	2007
	(Thousands)

Bank credit facilities	$46,667	$51,534
Other debt due within one year	2,142	1,833

Short-term debt	$48,809	$53,367

Bank credit facilities consist of various committed and uncommitted lines of credit with financial institutions utilized primarily to support the working capital requirements of foreign operations. The weighted average interest rate on the outstanding bank credit facilities was 2.1% at March 29, 2008 and 1.5% at June 30, 2007.

The Company has an accounts receivable securitization program (the “Program”) with a group of financial institutions that allows the Company to sell, on a revolving basis, an undivided interest of up to $450,000,000 in eligible receivables while retaining a subordinated interest in a portion of the receivables. The Program does not qualify for sale treatment; as a result, any borrowings under the Program are recorded as debt on the consolidated balance sheet. During August 2007, the Company renewed the Program for another one year term that will expire in August 2008. There were no amounts outstanding under the Program at March 29, 2008 or June 30, 2007.

Long-term debt consists of the following:

	March 29,	June 30,
	2008	2007
	(Thousands)

5.875% Notes due March 15, 2014	$300,000	$300,000
6.00% Notes due September 1, 2015	250,000	250,000
6.625% Notes due September 15, 2016	300,000	300,000
2% Convertible Senior Debentures due March 15, 2034	300,000	300,000
Other long-term debt	32,644	9,073

Subtotal	1,182,644	1,159,073
Discount on notes	(2,802)	(3,083)

Long-term debt	$1,179,842	$1,155,990

During the first quarter of fiscal 2008, the Company entered into a five-year $500,000,000 unsecured revolving credit facility (the “Credit Agreement”) with a syndicate of banks which expires September 26, 2012. In connection with the Credit Agreement, the Company terminated its existing unsecured $500,000,000 credit facility (the “2005 Credit Facility”) which was to expire in October 2010. The 2005 Credit Facility had substantially similar terms and conditions as those in the Credit Agreement except that the Credit Agreement effectively extended the 2005 Credit Facility’s terms by two years. Under the Credit Agreement, the Company may select from various interest rate options, currencies and maturities. The Credit Agreement contains certain covenants, all of which the Company was in compliance with as of March 29, 2008. As of the end of the first nine months of fiscal 2008, there were $18,025,000 in borrowings outstanding under the Credit Agreement included in “other long-term debt” in the preceding table. In addition, there were $22,350,000 in letters of credit issued under the Credit Agreement which represent a utilization of the Credit Agreement capacity but are not recorded in the consolidated balance sheet as the letters of credit are not debt. At June 30, 2007, there were no borrowings outstanding under the 2005 Credit Facility and $21,152,000 in letters of credit were issued under the 2005 Credit Facility.

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

The Company’s noncontributory defined benefit pension plan (the “Plan”) covers substantially all domestic employees. Components of net periodic pension costs during the quarters and nine months ended March 29, 2008 and March 31, 2007 were as follows:

	Third Quarters Ended		Nine Months Ended
	March 29,	March 31,	March 29,	March 31,
	2008	2007	2008	2007
	(Thousands)

Service cost	$3,684	$3,715	$11,052	$11,145
Interest cost	4,192	3,933	12,576	11,799
Expected return on plan assets	(5,834)	(5,123)	(17,502)	(15,369)
Recognized net actuarial loss	774	681	2,322	2,043
Amortization of prior service credit	—	(11)	—	(33)

Net periodic pension costs	$2,816	$3,195	$8,448	$9,585

AVNET, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

During the first nine months of fiscal 2008, the Company made contributions to the Plan of $19,844,000. The Company made an additional $5,000,000 contribution to the Plan in April 2008 and does not expect to make any further contributions for the remainder of fiscal 2008.

8.	Accrued income taxes

The Company adopted the provisions of Financial Accounting Standards Board Interpretation No. 48, Accounting for Uncertainty in Income Taxes — an Interpretation of FASB Statement No. 109, (“FIN 48”) on July 1, 2007, the first day of fiscal 2008. FIN 48 clarifies the accounting for uncertainty in income taxes recognized in an entity’s financial statements and prescribes that a company use a more-likely-than-not recognition threshold based upon the technical merits of the tax position taken or expected to be taken in a tax return. To the extent a tax position exceeds the amount of tax benefit allowed to be recognized pursuant to the provisions of FIN 48, the difference is recorded as a liability on the balance sheet (an “unrecognized tax benefit”) until such time as the position either meets the criteria, or is settled due to statute expiration or effective settlement with the taxing authority.

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

Jurisdiction	Fiscal Year

United States (federal and state)	2001 - 2007
Germany	2000 - 2007
United Kingdom	2006 - 2007
Belgium	1999 - 2007
Singapore	2000 - 2007
Taiwan	2002 - 2007
Hong Kong	2001 - 2007

AVNET, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

9.	Comprehensive income

	Third Quarters Ended		Nine Months Ended
	March 29,	March 31,	March 29,	March 31,
	2008	2007	2008	2007
		(Thousands)

Net income	$107,244	$105,179	$354,987	$268,410
Foreign currency translation adjustments	106,056	17,974	204,694	61,359

Total comprehensive income	$213,300	$123,153	$559,681	$329,769

10.	Earnings per share

	Third Quarters Ended		Nine Months Ended
	March 29,	March 31,	March 29,	March 31,
	2008	2007	2008	2007
	(Thousands, except per share data)

Numerator:
Net income	$107,244	$105,179	$354,987	$268,410

Denominator:
Weighted average common shares for basic earnings per share	150,440	148,712	150,177	147,466
Net effect of dilutive stock options and restricted stock awards	1,277	1,282	1,790	976
Net effect of 2% Convertible Debentures due March 15, 2034	—	—	750	—

Weighted average common shares for diluted earnings per share	151,717	149,994	152,717	148,442

Basic earnings per share	$0.71	$0.71	$2.36	$1.82

Diluted earnings per share	$0.71	$0.70	$2.33	$1.81

Shares issuable upon conversion of the 2% Convertible Debentures are excluded from the computation of earnings per diluted share for the third quarter of fiscal 2008 and the third quarter and first nine months of fiscal 2007 as a result of the Company’s election to satisfy the principal portion of the Debentures, if converted, in cash (see Note 5) in combination with the fact that the average stock price for those periods was below the conversion price per share of $33.84. Shares issuable for the conversion premium of the 2% Convertible Debentures are included in the computation of earnings per diluted shares for the first nine months of fiscal 2008 because the average stock price for the period was above the conversion price per share of $33.84. The number of dilutive shares for the conversion premium was calculated in accordance with EITF 04-8, The Effect of Contingently Convertible Instruments on Diluted Earnings per Share.

Options to purchase 320,000 and 70,000 shares of the Company’s stock were excluded from the calculations of diluted earnings per share for the quarters ended March 29, 2008 and March 31, 2007, respectively, because the exercise price for those options was above the average market price of the Company’s stock. In the first nine months of fiscal 2008 and 2007, options to purchase 35,000 and 761,000 shares, respectively, were similarly excluded from the diluted calculations above due to the above market exercise price. Inclusion of these options in the diluted earnings per share calculation would have had an anti-dilutive effect.

AVNET, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

11.	Additional cash flow information

Other non-cash and other reconciling items consist of the following:

	Nine Months Ended
	March 29,	March 31,
	2008	2007
	(Thousands)

Provision for doubtful accounts	$8,362	$14,019
Gain on sale of assets	(7,477)	(3,000)
Periodic pension costs (Note 7)	8,448	9,585
Other, net	(58)	2,920

	$9,275	$23,524

Interest and income taxes paid in the nine months ended March 29, 2008 and March 31, 2007, respectively, were as follows:

	Nine Months Ended
	March 29,	March 31,
	2008	2007
	(Thousands)

Interest	$68,512	$83,360
Income taxes	122,925	35,162

12.	Segment information

	Third Quarters Ended		Nine Months Ended
	March 29,	March 31,	March 29,	March 31,
	2008	2007	2008	2007
	(Thousands)

Sales:
Electronics Marketing	$2,623,750	$2,444,601	$7,594,061	$7,213,773
Technology Solutions	1,797,895	1,459,661	5,679,447	4,230,069

	$4,421,645	$3,904,262	$13,273,508	$11,443,842

Operating income (loss):
Electronics Marketing	$153,561	$141,632	$410,339	$386,317
Technology Solutions	41,354	60,577	199,228	163,554
Corporate	(17,305)	(21,129)	(58,894)	(60,004)

	177,610	181,080	550,673	489,867
Restructuring, integration and other charges (Note 13)	(10,857)	(8,521)	(10,857)	(8,521)

	$166,753	$172,559	$539,816	$481,346

Sales, by geographic area:
Americas(1)	$2,027,383	$1,958,055	$6,371,786	$5,639,208
EMEA(2)	1,582,655	1,264,772	4,365,137	3,642,118
Asia/Pacific(3)	811,607	681,435	2,536,585	2,162,516

	$4,421,645	$3,904,262	$13,273,508	$11,443,842

AVNET, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

(1)	Included in sales for the third quarters ended March 29, 2008 and March 31, 2007 for the Americas region are $1.82 billion and $1.73 billion, respectively, of sales related to the United States. Included in sales for the nine months ended March 29, 2008 and March 31, 2007 for the Americas region are $5.79 billion and $5.02 billion, respectively, of sales related to the United States.

(2)	Included in sales for the third quarters ended March 29, 2008 and March 31, 2007 for the EMEA region are $600.5 million and $468.3 million, respectively, of sales related to Germany. Included in sales for the nine months ended March 29, 2008 and March 31, 2007 for the EMEA region are $1.61 billion and $1.37 billion, respectively, of sales related to Germany.

(3)	Included in sales for the third quarter March 29, 2008 for the Asia/Pacific region are $231.6 million, $213.1 million and $243.4 million of sales related to Taiwan, Singapore and Hong Kong, respectively. Included in sales for the nine months ended March 29, 2008 for Asia/Pacific region are $783.6 million, $667.4 million and $685.9 million of sales related to Taiwan, Singapore and Hong Kong, respectively. Included in sales for the third quarter March 31, 2007 for the Asia/Pacific region are $194.0 million, $180.6 million and $197.8 million of sales related to Taiwan, Singapore and Hong Kong, respectively. Included in sales for the nine months ended March 31, 2007 for the Asia/Pacific region are $640.2 million, $546.8 million and $558.4 million of sales related to Taiwan, Singapore and Hong Kong, respectively.

	March 29,	June 30,
	2008	2007
	(Thousands)

Assets:
Electronics Marketing	$5,034,232	$4,604,511
Technology Solutions	2,696,376	2,361,408
Corporate	173,773	389,200

	$7,904,381	$7,355,119

Property, plant, and equipment, net, by geographic area
Americas(4)	$134,460	$112,531
EMEA(5)	62,084	55,304
Asia/Pacific	14,092	11,698

	$210,636	$179,533

(4)	Property, plant and equipment, net, for the Americas region as of March 29, 2008 and June 30, 2007 includes $132.3 million and $110.0 million, respectively, related to the United States.

(5)	Property, plant and equipment, net, for the EMEA region as of March 29, 2008 and June 30, 2007 includes $32.2 million and $26.8 million, respectively, related to Germany and $15.6 million and $13.4 million, respectively, related to Belgium.

13.  Restructuring, integration and other items

Fiscal 2008

During the third quarter of fiscal 2008, the Company incurred restructuring, integration and other charges related to the integrations of recently acquired businesses (see Note 3) and initial cost reductions required to

AVNET, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

improve the performance at certain business units. The restructuring charges and activity related to the cost reductions are presented in the following table:

	Severance	Facility Exit
	Reserves	Costs	Other	Total
		(Thousands)

Fiscal 2008 pre-tax charges	$7,527	$1,049	$680	$9,256
Amounts utilized	(531)	(188)	(34)	(753)
Other, principally foreign currency translation	101	—	2	103

Balance at March 29, 2008	$7,097	$861	$648	$8,606

In addition to the charges presented in the preceding table, the Company incurred integration costs of $1,942,000 related to the recently acquired businesses that are being integrated into the Avnet operations in the EMEA and Asia/Pac regions (see Note 3). The Company also recorded a reversal of $341,000 for excess lease and severance reserves which were established through “restructuring, integration and other charges” in prior fiscal periods. The total of these charges, including the restructuring charges presented in the preceding table, was $10,857,000 pre-tax, $7,522,000 after tax and $0.05 per share on a diluted basis.

The total amounts utilized during the third quarter, as presented in the preceding table, consisted of $629,000 in cash payments and $124,000 for the non-cash write downs of assets.

Severance charges related to personnel reductions of 158 employees in administrative, finance and sales functions in connection with the cost reductions implemented during third quarter and certain Avnet employees deemed redundant as a result of integration activity of acquired businesses. Personnel reductions consisted of 63 employees in all three regions of EM and 95 in the Americas and EMEA regions of TS. The facility exit charges related to two office facilities in the EMEA region where facilities have been vacated. The facility exit charges included reserves for remaining lease liabilities and the write-down of leasehold improvements and other fixed assets. Other charges incurred included contractual obligations with no on-going benefit to the Company.

The integration costs recorded during the third quarter, which are not presented in the preceding table, included professional fees, facility moving costs, travel, meeting, marketing and communication costs that were incrementally incurred as a result of the integration efforts.

Fiscal 2007

During the second half of fiscal 2007, the Company incurred certain restructuring, integration and other items primarily as a result of cost-reduction initiatives in all three regions and the acquisition of Access on December 31, 2006 (see Note 3). The Company established and approved plans for cost reduction initiatives across the Company and approved plans to integrate the acquired Access business into Avnet’s existing TS operations, which was completed as of the end of fiscal 2007. The following table summarizes the activity in these reserve accounts during the first nine months of fiscal 2008:

	Severance	Facility Exit
	Reserves	Costs	Other	Total
		(Thousands)

Balance at June 30, 2007	$6,653	$827	$393	$7,873
Amounts utilized	(6,190)	(577)	(216)	(6,983)
Adjustments	(298)	—	—	(298)
Other, principally foreign currency translation	276	—	37	313

Balance at March 29, 2008	$441	$250	$214	$905

AVNET, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

As of March 29, 2008, management expects the majority of the remaining reserves to be utilized by the end of fiscal 2008.

Fiscal 2006 and prior restructuring reserves

In fiscal year 2006 and prior, the Company incurred restructuring charges under three separate restructuring plans. Two of the restructuring plans occurred during fiscal 2006. The first consisted of charges incurred as a result of the acquisition of Memec on July 5, 2005 and its subsequent integration into Avnet’s existing operations (“Memec FY2006” in the following table), and the second plan was primarily related to actions taken following the divestitures of certain TS business lines in the Americas region in the second half of fiscal 2006 and certain cost reduction actions taken by TS in the EMEA region (“Other FY 2006” in the following table). The third restructuring plan occurred during fiscal 2004 and 2003 and related to the reorganization of operations in each of the Company’s three regions in response to business conditions at the time of the charge (“FY 2004 and 2003” in the following table). The following table presents the activity during the first nine months of fiscal 2008 that occurred in the reserves established as part of the three restructuring plans:

	Memec	Other	FY 2004
Restructuring charges	FY 2006	FY 2006	and 2003	Total
	(Thousands)

Balance at June 30, 2007	$637	$2,115	$3,571	$6,323
Amounts utilized	(330)	(852)	(851)	(2,033)
Adjustments	(160)	(401)	(115)	(676)
Other, principally foreign currency translation	(87)	47	535	495

Balance at March 29, 2008	$60	$909	$3,140	$4,109

During the first nine months of fiscal 2008, total adjustments of $676,000 were made related to severance, lease liabilities and other reserves deemed excessive and, therefore, reversed.

As of March 29, 2008, the remaining Memec FY 2006 reserves related to severance, the majority of which management expects to utilize by the end of fiscal 2008 and facility exit costs, the majority of which management expects to utilize by fiscal 2009.

As of March 29, 2008, the remaining Other FY 2006 reserves related to severance, the majority of which management expects to utilize before the end of fiscal 2008 and facility exit costs, the majority of which management expects to utilize by fiscal 2013.

As of March 29, 2008, the remaining reserves for FY 2004 and 2003 restructuring activities related to severance and other reserves, the majority of which the Company expects to utilize by the end of fiscal 2008 and contractual lease commitments, substantially all of which the Company expects to utilize by the end of fiscal 2010, although a small portion of the remaining reserves relate to lease payouts that extend as late as fiscal 2012.

14.	Subsequent events

In April 2008, Calence LLC, a non-consolidated investment, was sold and the Company received cash proceeds of approximately $60 million and recorded a gain of approximately $39 million. Conditions of the sale include contingent purchase price proceeds for amounts held in escrow and future earn-outs for which the Company may receive future proceeds of up to approximately $30 million.

Subsequent to the end of the third quarter of fiscal 2008, the Company was notified that the Joint Committee on Taxation had completed its required review of the proposed settlement with the US Internal Revenue Service related to the tax audit of fiscal years 2001 through 2003. As a result of this notification, the Company expects to recognize a tax benefit in its income statement in the range of approximately $26 million to $30 million in the fourth quarter of fiscal 2008.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

For a description of the Company’s critical accounting policies and an understanding of the significant factors that influenced the Company’s performance during the third quarters and nine months ended March 29, 2008 and March 31, 2007, this Management’s Discussion and Analysis of Financial Condition and Results of Operations (“MD&A”) should be read in conjunction with the consolidated financial statements, including the related notes, appearing in Item 1 of this Report, as well as the Company’s Annual Report on Form 10-K for the year ended June 30, 2007.

There are numerous references to the impact of foreign currency translation in the discussion of the Company’s results of operations that follow. Over the past several years, the exchange rates between the US Dollar and many foreign currencies, especially the Euro, have fluctuated significantly. For example, the US Dollar has weakened against the Euro by approximately 14% when comparing the third quarter of fiscal 2008 with the third quarter fiscal 2007. When the weaker US Dollar exchange rates of the current year are used to translate the results of operations of Avnet’s subsidiaries denominated in foreign currencies, the resulting impact is an increase in US Dollars of reported results. In the discussion that follows, this is referred to as the “translation impact of changes in foreign currency exchange rates.”

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

During the last fifteen months, the Company acquired eight businesses as presented in the table below. In addition, at the beginning of the fourth quarter of fiscal 2008, the Company completed the acquisition of Azzurri Technology Ltd., a UK-based distributor of semiconductor and embedded solutions products and announced its plans to acquire Horizon Technology Group plc. (see Note 3 to the Notes to Consolidated Financial Statements in Item 1 of this Form 10Q).

	Operating		Acquisition
Acquired Business	Group	Region	Date

Access Distribution	TS	Americas, EMEA	12/31/06
Azure Technologies	TS	Asia/Pac	04/16/07
Flint Distribution Ltd.	EM	EMEA	07/05/07
Division of Magirus Group	TS	EMEA	10/06/07
Betronik GmbH	EM	EMEA	10/31/07
ChannelWorx	TS	Asia/Pac	10/31/07
Division of Acal plc Ltd.	TS	EMEA	12/17/07
YEL Electronics Hong Kong Ltd.	EM	Asia/Pac	12/31/07

Results of Operations

Executive Summary

Comparative financial results for Avnet were impacted by acquisitions and a weaker US dollar (as previously mentioned in this MD&A) when comparing third quarter of fiscal 2008 with the third quarter of fiscal 2007. As presented in the preceding table, the Company acquired eight businesses in the past fifteen months impacting both operating groups. The acquisitions positively impacted the comparison of results with prior periods as the prior periods do not include results of the acquired businesses. The comparison of sales for the third quarter of fiscal 2008 with the third quarter of fiscal 2007 adjusted to include the sales recorded by the acquired businesses as if the acquisitions had occurred at the beginning of fiscal 2007 is presented in the tables under Sales and is referred to as “pro forma” sales or “organic” growth in this MD&A.

In addition to acquisitions and a weaker US dollar, a change to net revenue reporting impacted the comparative financial results for Avnet when comparing the first nine months of fiscal 2008 results with the first nine months of fiscal 2007. In conjunction with the acquisition of Access Distribution and reflecting recent industry trends, the Company reviewed its method of recording revenue related to the sales of supplier service contracts and determined that such sales were to be classified on a net revenue basis rather than on a gross basis effective with the third quarter of fiscal 2007 (referred to as “the change to net revenue reporting” in this MD&A). Although this change reduces sales and cost of sales and, therefore, positively impacts gross and operating profit margins for the Technology Solutions operating group and on a consolidated basis, it has no impact on operating income, net income, cash flow or the balance sheet.

Avnet’s consolidated sales were $4.42 billion in the third quarter of fiscal 2008, up 13.3% year-over-year and 8.4% excluding the translation impact of changes in foreign currency exchange rates. EM and TS reported sales growth of 7.3% and 23.2%, respectively, and 2.5% and 18.3%, respectively, excluding the translation impact of changes in foreign currency exchange rates. On a pro forma basis, sales growth was 7.1% for the Company, and 5.0% and 10.2% for EM and TS, respectively. Although TS organic sales grew year over year, sales weakness in demand for certain product categories, primarily enterprise servers, negatively impacted its profitability in the Americas and EMEA regions. EM sales were also less than expected and the EMEA region reported a fifth consecutive quarter of sales contraction as measured in local currencies. Despite this fact, EM operating profit margin improved slightly year over year and its return on working capital improved year over year as a result of focusing on profitable revenue and managing expenses.

Avnet’s consolidated gross profit margin was down 61 basis points from the prior year third quarter gross profit margin of 13.7% primarily due to the results of TS. EM gross profit margin increased 25 basis points over the year ago quarter which was more than offset by the 150 basis point decline in TS gross profit margin year over year. Softness in enterprise servers and some delayed customer purchases contributed to lower-than-expected sales and, therefore, there were less supplier rebates realized which, among other things, had an adverse impact on TS gross profit margin.

Consolidated operating income of $166.8 million for the third quarter of fiscal 2008 was down $5.8 million, or 3.4%, year over year. Operating income margin of 3.8% declined 65 basis points year over year primarily as a result of lower profitability at TS, as previously discussed. In addition, operating expenses were higher than necessary to support the lower level of business, primarily due to lower-than-expected sales at TS as well as a slightly slower realization of cost synergies from the Acal plc Ltd acquisition so that the business could ensure providing uninterrupted quality service levels to its customers. In response to the third quarter results, management took actions to adjust the Company’s cost structure and, as such, the Company recorded $10.9 million in “restructuring, integration and other charges” during third quarter of fiscal 2008. Management anticipates additional actions will be taken in the June quarter to further adjust the cost structure and, therefore, additional restructuring and integration charges are anticipated in the fourth quarter of fiscal 2008.

Sales

The table below provides sales for the Company and its operating groups, including an analysis of the Company’s sales for the third quarter of fiscal 2008 as compared with the Company’s sales for the third quarter of fiscal 2007. In addition, as discussed in the Executive Summary, comparative third quarter sales were impacted by acquisitions. The table below provides the comparison of third quarter of fiscal 2008 and 2007 sales for the Company and its operating groups and a comparison of pro forma sales adjusted for acquisitions as if the acquisitions had occurred at the beginning of fiscal year 2007 to allow readers to better assess and understand the Company’s revenue performance by operating group and by region.

					Pro Forma
			Year-Year	Pro Forma	Year-Year
	Q3-Fiscal ’08	Q3-Fiscal ’07	% Change	Q3-Fiscal ’07	% Change
	(Thousands)

Avnet, Inc.	$4,421,645	$3,904,262	13.3%	$4,130,493	7.1%
EM	2,623,750	2,444,601	7.3	2,498,600	5.0
TS	1,797,895	1,459,661	23.2	1,631,893	10.2
EM
Americas	$957,878	$918,547	4.3%	$918,547	4.3%
EMEA	968,058	908,242	6.6	925,624	4.6
Asia	697,814	617,812	13.0	654,429	6.6
TS
Americas	$1,069,505	$1,039,508	2.9%	$1,039,508	2.9%
EMEA	614,597	356,530	72.4	506,432	21.4
Asia	113,793	63,623	78.9	85,953	32.4
Totals by Region
Americas	$2,027,383	$1,958,055	3.5%	$1,958,055	3.5%
EMEA	1,582,655	1,264,772	25.1	1,432,056	10.5
Asia	811,607	681,435	19.1	740,382	9.6

The following table presents the reconciliation of sales as reported for third quarter 2007 to the pro forma sales for the same periods to adjust for sales recorded by the businesses acquired in the last twelve months as if the acquisitions had occurred as of the beginning of fiscal year 2007.

	Reported
	Sales	Acquisition Sales	Pro Forma Sales
	(Thousands)

Q3 Fiscal ’07
Avnet, Inc.	$3,904,262	226,231	4,130,493
EM	2,444,601	53,999	2,498,600
TS	1,459,661	172,232	1,631,893

Consolidated sales for the third quarter of fiscal 2008 were $4.42 billion, up $517.4 million, or 13.3%, over the prior year’s third quarter consolidated sales of $3.90 billion. Excluding the translation impact of changes in foreign currency exchange rates, sales increased 8.4%. Sales growth was positively impacted by acquisitions as consolidated sales grew 7.1% year over year on a pro forma basis.

For the third quarter of fiscal 2008, TS sales of $1.80 billion were up 23.2% over prior year third quarter. The weakening of the US dollar to the Euro contributed to the increase in TS sales over the year ago quarter as TS sales were up 18.3% excluding the impact of changes in foreign currency exchange rates. Acquisitions also impacted the comparison of sales to the prior year third quarter as TS pro forma sales were up 10.2% over third quarter of fiscal 2007. Even though overall revenue dollars for TS were generally in line with management’s expectations, there were specific revenue short falls at a product level and at certain businesses that negatively impacted gross margin and operating income. Specifically, demand for enterprise servers contracted during the third quarter. However double digit growth in storage solutions, networking software and services offset the sales weakness in enterprise servers.

All three regions of TS delivered positive year-over-year sales growth with 2.9%, 72.4% and 78.9% in the Americas, EMEA and Asia/Pac, respectively. Acquisitions positively impacted the EMEA and Asia/Pac regions as pro forma sales growth was 21.4% and 32.4%, respectively. The Americas region was not impacted by acquisitions, however, one of the larger business units in the region experienced some revenue “push outs” where certain customer purchases that were expected to occur at the end of the third quarter of fiscal 2008 were delayed and, as a result, sales were lower than expected for the region. These revenue “push outs” also impacted gross profit and operating profit margin for TS as described further in this MD&A. In looking to the fourth quarter, management does not believe the revenue “push outs” are part of a larger trend but does anticipate slightly less than normal seasonality for TS based on current market conditions.

EM sales of $2.62 billion in the third quarter of fiscal 2008 were up 7.3% over prior year third quarter sales of $2.44 billion. Excluding the impact of changes in foreign currency exchange rates, EM sales grew 2.5% year over year which was slightly below management’s expectations with all three regions contributing to the lower-than-expected sales. EM Americas year-over-year growth was 4.3% which was the second consecutive quarter of year-over-year growth after four straight quarters of contraction. The EMEA region sales were up 6.6% year over year and down 6.0% excluding the translation impact of changes in foreign currency exchange rates which was the fifth consecutive quarter of organic sales contraction. On a pro forma basis, the EMEA region sales growth was up 4.6% over the year ago quarter. Despite the trend of contraction in organic sales, the EMEA region has increased its gross profit margin and operating profit margin by 48 basis points and 7 basis points, respectively, over the year ago quarter. In Asia, year over year sales growth was 13.0% which benefited from recent acquisitions. On a pro forma basis, sales growth in EM Asia for the third quarter of fiscal 2008 was 6.6% over the year ago quarter, which was the fourth consecutive quarter of mid-to-high single digit sales growth year over year. In looking to the fourth quarter of fiscal 2008, management expects all three regions to experience typical seasonal trends to produce another quarter of mid-single digit, year over year revenue growth.

Consolidated sales for the first nine months of fiscal 2008 were $13.27 billion, up $1.83 billion, or 16.0%, over sales of $11.44 billion in the first nine months of fiscal 2007. The year-over-year increase was primarily driven by acquisitions and was also enhanced by the positive translation impacts of changes in foreign currency exchange rates. However, year-over-year sales growth for the nine months of fiscal 2008 was negatively impacted by less-

than-expected sales growth in the third quarter of fiscal 2008. EM sales of $7.59 billion for the first nine months of fiscal 2008 were up $380.3 million, or 5.3%, over the first nine months of fiscal 2007. TS sales of $5.68 billion for the first nine months of fiscal 2008 were up $1.45 billion, or 34.3%, over the first nine months of fiscal 2007. The factors contributing to the growth of sales in both operating groups are consistent with the quarterly sales analysis discussed above.

Gross Profit and Gross Profit Margins

Consolidated gross profit of $578.7 million in the third quarter of fiscal 2008 was up $43.9 million, or 8.2%, as compared with the third quarter of fiscal 2007. The increase in gross profit was primarily due to the impact of acquisitions and the year-over-year weakening of the US dollar against the Euro. Consolidated gross profit margin of 13.1% in the third quarter of fiscal 2008 was down 61 basis points from the prior year third quarter gross profit margin of 13.7% primarily due to the results at TS. EM gross profit margin increased 25 basis points over the year ago quarter which was more than offset by the 150 basis point decline in TS gross profit margin year over year. As discussed in Sales, softness in some product areas, primarily enterprise servers, resulted in lower-than-expected sales in those product lines and, therefore, there were lower supplier rebates realized which, among other things, had an adverse impact to TS gross profit margin in the Americas and EMEA. In TS EMEA, the gross profit margin was also negatively impacted due to a rebate program change by a large IT supplier. Subsequent to the third quarter of fiscal 2008, the rebate program has been modified such that the Company believes its previously established long-term financial goals are still achievable.

Consolidated gross profit for the first nine months of fiscal 2008 was $1.70 billion, representing a gross profit margin of 12.8%. By comparison, consolidated gross profit in the first nine months of fiscal 2007 was $1.50 billion and gross profit margin was 13.1%. The 26 basis point year-over-year decline in the year-to-date gross profit margin is similarly attributable to the factors cited above in the quarterly gross margin analysis as well as to business mix as the relatively lower gross profit margin TS business grew to a larger percentage of Avnet’s overall business as compared with the year-ago period. This was partially offset by the positive impact of the change in method of recording sales of supplier service contracts which was effective at the beginning of the third quarter of fiscal 2007 (see Executive Summary).

Selling, General and Administrative Expenses

Selling, general and administrative (SG&A) expenses in the third quarter of fiscal 2008 were $401.1 million, an increase of $47.4 million, or 13.4%, as compared with the third quarter of fiscal 2007. The year-over-year increase in SG&A expenses was primarily due to acquisitions and the weakening of the US dollar versus the Euro as management estimates that SG&A expense increased $19.4 million due to the translation impact of changes in foreign currency exchange rates. SG&A expenses were impacted by the overall volume increase due to acquisitions and also by the recent acquisition of Acal plc Ltd. divisions (“Acal”) where integration activity is occurring but the expected cost synergies are taking longer to achieve than anticipated so that the business can ensure providing uninterrupted quality service levels to its customers. However, management believes that the expected annualized cost synergies will be achieved by the end of fiscal 2008 when the Acal integration is anticipated to be substantially complete. In addition, SG&A expenses were higher than necessary to support the level of business in TS EMEA due to revenue contraction in certain business segments. As a result, at the end of the third quarter of fiscal 2008, management took actions, as described in Restructuring, Integration and Other Charges, in order to adjust the Company’s cost structure as deemed appropriate.

Metrics that management monitors with respect to its operating expenses are SG&A expenses as a percentage of sales and as a percentage of gross profit. In the third quarter of fiscal 2008, SG&A expenses were 9.1% of sales and 69.3% of gross profit as compared with 9.1% and 66.1%, respectively, in the third quarter of fiscal 2007. Although SG&A as a percentage of sales for the third quarter was flat as compared to the third quarter of fiscal 2007, the percentage was up sequentially from 8.2%. As previously discussed, management has taken actions to address the factors they believe had a negative impact on the SG&A expense metrics.

SG&A expenses for the first nine months of fiscal 2008 were $1.15 billion, or 8.7% of consolidated sales, as compared with $1.01 billion, or 8.8% of consolidated sales, in the first nine months of the prior year. SG&A expenses were 67.6% and 67.3% of gross profit in the first nine months of fiscal 2008 and 2007, respectively. The growth in SG&A expense dollars is similarly a result of overall volume increase primarily from acquisitions, the translation impacts of changes in foreign currency exchange rates and other factors described in the quarterly analysis of SG&A expenses.

Restructuring, Integration and Other Charges

During the third quarter and first nine months of fiscal 2008, the Company incurred restructuring, integration and other charges related to the integrations of recently acquired businesses and initial cost reductions required to improve the performance at certain business units. The restructuring charges incurred as a result of the cost reduction actions were $9.3 million and related primarily to severance and facility exit costs. Integration charges of $1.9 million related to the recently acquired businesses that are being integrated into the Avnet operations in the EMEA and Asia/Pac regions. Also recorded through “restructuring, integration and other charges” was a reversal of $0.3 million for excess lease and severance reserves which were previously established through “restructuring, integration and other charges” in prior fiscal periods. The total of these items was $10.9 million pre-tax, $7.5 million after tax and $0.05 per share on a diluted basis for the third quarter and first nine months of fiscal 2008.

The cost reduction actions taken during the third quarter included severance charges related to personnel reductions of 158 employees in administrative, finance and sales functions and certain Avnet employees deemed redundant as a result of integration activity of acquired businesses. Personnel reductions consisted of 63 employees in all three regions of EM and 95 in the Americas and EMEA regions of TS. The facility exit charges related to two office facilities in the EMEA region where facilities have been vacated. The facility exit charges included reserves for remaining lease liabilities and the write down of leasehold improvements and other fixed assets. Other charges incurred included contractual obligations with no on-going benefit to the Company. The integration costs recorded during the third quarter included professional fees, facility moving costs, travel, meeting, marketing and communication costs that were incrementally incurred as a result of the integration efforts.

Of the $9.3 million of restructuring charges recorded for the cost reduction actions, $0.6 million was settled in cash and $0.1 million was for non-cash write downs of assets during the third quarter of fiscal 2008.

During the third quarter and first nine months of fiscal 2007, the Company incurred certain restructuring, integration and other charges as a result of cost-reduction initiatives and the acquisition of Access on December 31, 2006. The Company established and approved plans for cost reduction initiatives across the Company and approved plans to integrate the acquired Access business into Avnet’s existing TS operations. In addition to these exit-related charges of $6.8 million, the Company also recorded in “restructuring, integration and other charges” the write-down of $0.6 million related to an Avnet owned building in EMEA, Access integration costs of $2.1 million, and the reversal of $1.0 million related primarily to excess severance and lease reserves, certain of which were previously established through “restructuring, integration and other charges” in prior fiscal periods. The charges incurred for these activities, including the exit-related charges, totaled $8.5 million pre-tax, $6.0 million after-tax and $0.04 per share on a diluted basis for the third quarter and first nine months of fiscal 2007.

Operating Income

Operating income for the third quarter of fiscal 2008 was $166.8 million (3.8% of consolidated sales) as compared with operating income of $172.6 million (4.4% of consolidated sales) in the third quarter of fiscal 2007. Operating income margin declined 65 basis points year-over-year primarily due to the results at TS. Operating income for TS was $41.4 million for the third quarter of fiscal 2008 which was down from $60.6 million in the year ago quarter. TS operating income margin declined to 2.3% in the third quarter of fiscal 2008 from 4.2% in the year ago quarter. As discussed previously in this MD&A, TS reported less-than-expected sales which resulted in lower gross profit which was exacerbated by lower supplier rebates and SG&A expenses were higher than necessary to support the lower level of sales. As a result, management took actions to adjust the Company’s cost structure as deemed necessary (see Restructuring, Integration and Other Charges). EM reported operating income of $153.5 million in the third quarter of fiscal 2008, or 5.9% of EM sales, as compared with $141.6 million, or 5.8% of EM sales, in the prior year third quarter. Despite the lower-than-expected revenue, EM achieved year-over-year gross profit margin and operating income margin improvements. Corporate operating expenses decreased

$3.8 million to $17.3 million in the third quarter of fiscal 2008 as compared to $21.1 million in the third quarter of fiscal 2007. Included in operating income in both the current and prior year quarter were restructuring, integration and other charges as described above totaling $10.9 million and $8.5 million, respectively.

Operating income for the nine months of fiscal 2008 was $539.8 million (4.1% of consolidated sales) as compared with operating income of $481.3 million (4.2% of consolidated sales) in the first nine months of fiscal 2007. The 14 basis point decline in operating income margin as compared with the first nine months of fiscal 2007 is similarly a function of factors discussed in the quarterly analysis partially offset by the benefit to operating income margin in fiscal 2008 due to the change to net revenue reporting for supplier service contracts.

Interest Expense and Other Income, net

Interest expense for the third quarter of fiscal 2008 was $18.7 million as compared with interest expense of $19.9 million in the third quarter of fiscal 2007. The year-over-year decrease was primarily due to lower average short-term borrowings outstanding during the third quarter of fiscal 2008 as compared with the year ago quarter, partially offset by a full quarter of interest expense incurred in March 2008 related to the $300.0 million 5.875% Notes which were issued in March 2007, as compared to one month of interest expense incurred in the year ago quarter. Interest expense for the first nine months of fiscal 2008 totaled $54.9 million as compared with $59.9 million for the comparable nine month period in the prior fiscal year. The year-over-year decrease in interest expense for the first nine months of fiscal 2008 was primarily the result of a lower effective interest rate on short term debt outstanding and refinancing activities which occurred during fiscal 2007, whereby higher interest rate debt was repaid or replaced with lower interest rate debt. In September 2006, the Company issued $300.0 million principal amount of 6.625% Notes due 2016 and used the proceeds along with available liquidity to fund the repurchase of $361.4 million of the 9 3/4% Notes, which was completed on October 12, 2006. In addition, the Company repaid the remaining $143.7 million of the 8.00% Notes that matured on November 15, 2006. See Financing Transactions for further discussion of the Company’s outstanding debt.

Other income, net, was $6.2 million in the third quarter of fiscal 2008 as compared with $2.4 million in the third quarter of fiscal 2007. The year-over-year increase was primarily due to foreign currency exchange gains this year as compared with losses in the prior year quarter and income from an equity method investment. For the first nine months of fiscal 2008, other income, net, was $21.8 million as compared with $8.8 million for the first nine months of fiscal 2007. The year-over-year increase is primarily due to foreign currency exchange gains compared with losses in the prior year first nine months, higher interest income resulting from higher investment balances, and income from an equity method investment.

Gain on Sale of Assets

During the first nine months of fiscal 2008, the Company recognized a gain on sale of assets totaling $7.5 million pre-tax, $6.3 million after tax and $0.04 per share on a diluted basis. In October 2007, the Company sold a building in the EMEA region and recognized a gain of $4.5 million pre- and after tax and $0.03 per share on a diluted basis. Due to local tax allowances, the building sale was not taxable. The Company also recognized a gain of $3.0 million pre-tax, $1.8 million after tax and $0.01 per share on a diluted basis for the receipt of contingent purchase price proceeds related to a prior sale of a business.

During the third quarter and first nine months of fiscal 2007, the Company recognized a gain of $3.0 million pre-tax, $1.8 million after tax and $0.01 per share as a diluted basis for contingent purchase price proceeds received related to the prior sale of a business.

Debt Extinguishment Costs

As further described in Financing Transactions, the Company incurred debt extinguishment costs in the first nine months of fiscal 2007 associated with the redemption of its 9 3/4% Notes due February 15, 2008, of which $361.4 million was outstanding. The costs incurred as a result of the redemption totaled $27.4 million pre-tax, $16.5 million after tax, or $0.11 per share on a diluted basis, and consisted of $20.3 million for the make-whole redemption premium, $5.0 million associated with two interest rate swap terminations, and $2.1 million to write-off certain deferred financing costs.

Income Tax Provision

Avnet’s effective tax rate on its income before income taxes was 30.5% in the third quarter of fiscal 2008 as compared with 33.5% in the third quarter of fiscal 2007. The decrease in the effective tax rate was primarily driven by the mix of pre-tax income towards lower statutory tax rate jurisdictions. For the first nine months of fiscal 2008 and 2007, the Company’s effective tax rate was 31.0% and 33.9%, respectively. The year-over-year decrease in effective tax rate was similarly a result of the combination of pre-tax income mix towards lower statutory tax rate jurisdictions and the benefit from the non-taxable gain on sale of a building in the second quarter of fiscal 2008 as previously described in Gain on Sale of Assets. In addition, there was a negative impact on the tax rate in the prior year first nine months due to an additional tax provision for transfer pricing exposures in Europe recognized in the first quarter of fiscal 2007, which impacted the year-to-date tax rate.

Net Income

As a result of the operational performance and other factors described in the preceding sections of this MD&A, the Company’s consolidated net income for the third quarter of fiscal 2008 was $107.2 million, or $0.71 per share on a diluted basis, as compared with $105.2 million, or $0.70 per share on a diluted basis, in the prior year third quarter. The current year third quarter results include restructuring, integration and other charges totaling $7.5 million after tax, or $0.05 per share on a diluted basis. The prior year third quarter results include restructuring, integration and other charges totaling $6.0 million after tax, or $0.04 per share on a diluted basis, and a gain on sale of assets of $1.8 million after tax, or $0.01 per share on a diluted basis.

The Company’s net income for the first nine months of fiscal 2008 was $355.0 million, or $2.33 per share on a diluted basis, as compared with net income for the first nine months of fiscal 2007 of $268.4 million, or $1.81 per share on a diluted basis. Net income for the first nine months of fiscal 2008 was negatively impacted by restructuring, integration and other charges of $7.5 million, or $0.05 per share on a diluted basis, which was mostly offset by the gain on sale of assets of $6.3 million, or $0.04 per share. Net income for the first nine months of fiscal 2007 was negatively impacted by costs totaling $18.9 million after tax , or $0.13 per share on a diluted basis, which included restructuring, integration and other charges ($6.0 million after tax or $0.04 per share on a diluted basis), and debt extinguishment costs ($16.5 million after tax or $0.11 per share on a diluted basis), partially offset by the gain on sale of assets ($1.8 million or $0.01 per diluted share) and the recovery of a previously reserved non-trade receivable ($1.8 million after tax or $0.01 per share on a diluted basis).

LIQUIDITY AND CAPITAL RESOURCES

Cash Flow

The following table summarizes the Company’s cash flow activity for the third quarters and nine months ended March 29, 2008 and March 31, 2007, including the Company’s computation of free cash flow and a reconciliation of this metric to the nearest GAAP measures of net income and net cash flow from operations. Management’s computation of free cash flow consists of net cash flow from operations plus cash flows generated from or used for purchases and sales of property, plant and equipment, acquisition and divestiture of operations, effects of exchange rates on cash and cash equivalents and other financing activities. Management believes that the non-GAAP metric of free cash flow is a useful measure to help management and investors better assess and understand the Company’s operating performance and sources and uses of cash. Management also believes the analysis of free cash flow assists in identifying underlying trends in the business. Computations of free cash flow may differ from company to company. Therefore, the analysis of free cash flow should be used as a complement to, and in conjunction with, the Company’s consolidated statements of cash flows presented in the accompanying consolidated financial statements.

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

	Third Quarters Ended		Nine Months Ended
	March 29,	March 30,	March 29,	March 31,
	2008	2007	2008	2007
		(Thousands)

Net income	$107,244	$105,179	$354,987	$268,410
Non-cash and other reconciling items(1)	34,181	34,801	124,495	131,584
Cash flow generated from (used for) working capital (excluding cash and cash equivalents)(2)	14,964	72,529	(283,102)	23,572

Net cash flow generated from operations	156,389	212,509	196,380	423,566
Cash flow (used for) provided from:
Purchase of property, plant and equipment	(26,974)	(12,095)	(59,675)	(39,714)
Cash proceeds from sales of property, plant and equipment	171	2,018	12,109	2,980
Acquisition and divesture of operations, net	(97,027)	(404,856)	(349,703)	(409,036)
Effect of exchange rates on cash and cash equivalents	12,723	2,403	39,569	6,187
Other, net financing activities	359	46,553	6,561	56,123

Net free cash flow	45,641	(153,468)	(154,759)	40,106
(Repayment of) proceeds from debt, net	(81,309)	100,785	(21,129)	20,321

Net (decrease) increase in cash and cash equivalents	$(35,668)	$(52,683)	$(175,888)	$60,427

(1)	Non-cash and other reconciling items are the combination of depreciation and amortization, deferred income taxes, stock-based compensation, and other, net (primarily the provision for doubtful accounts, periodic pension costs and gain on sale of assets), in cash flows from operations.

(2)	Cash flow used for working capital is the combination of the changes in the Company’s working capital and other balance sheet accounts in cash flows from operations (receivables, inventories, accounts payable and accrued expenses and other, net).

During the third quarter of fiscal 2008, the Company generated $156.4 million of cash and cash equivalents from its operating activities as compared with $212.5 million in the third quarter of fiscal 2007. These results are comprised of: (1) the cash flow generated from net income excluding non-cash and other reconciling items, which includes the add-back of depreciation and amortization, deferred income taxes, stock-based compensation and other non-cash items (primarily the provision for doubtful accounts, periodic pension costs and gain on sale of assets) and (2) the cash flows used for working capital, excluding cash and cash equivalents. The working capital cash flow in the third quarter of fiscal 2008 consisted of collection of receivables ($479.2 million) offset by cash used for inventories ($48.3 million), accounts payable ($318.0 million), and other items ($97.9 million). For TS, cash collections of its seasonally strong December quarter sales more than offset the settlement of payables and accruals. At EM, receivables and inventory grew but were offset by an increase in its payables balance. The increase in EM inventory was primarily due to the lower than expected revenue performance for the quarter. Comparatively, the working capital inflow in the third quarter of fiscal 2007 consisted of a reduction in receivables ($311.8 million), decrease in inventories ($48.3 million), decrease in accounts payable ($264.4 million) and cash outflow for other items ($23.2 million). For TS, the settlement of payables, which were incurred during in its seasonally strong December quarter end, was mostly offset by cash collections on the December sales. At EM, inventory levels remained relatively flat and payables grew slightly more than receivables.

The Company’s cash flows associated with investing activities during the third quarter and first nine months of fiscal 2008 were primarily the result of the acquisitions discussed previously in this MD&A (see also Note 3 in the Notes to the Consolidated Financial Statements in Item 1 of this Form 10-Q). Other investing activities included capital expenditures primarily for system development costs, computer hardware and software. Cash flows used for investing activities during the third quarter and first nine months of fiscal 2007 similarly included capital expenditures for system development costs, computer hardware and software, certain leasehold improvements and the acquisition of a small distributor in EMEA. The cash inflows associated with other net financing activities in the third quarter and first nine months of fiscal 2008 and 2007 related primarily to cash received for the exercise of stock options and the associated excess tax benefit.

As a result of the factors discussed above, the Company generated free cash flow of $45.6 million and utilized $154.8 million in the third quarter and first nine months of fiscal 2008, respectively, as compared with free cash outflow of $153.5 million and free cash inflow of $40.1 million in the third quarter and first nine months of fiscal 2007, respectively. The Company also paid cash of $81.3 million and $21.1 million, respectively, for net debt repayments in the third quarter and first nine months of fiscal 2008 as compared with cash proceeds from debt financing of $100.8 million and $20.3 million, respectively, in the third quarter and first nine months of fiscal 2007. During the third quarter and first nine months of fiscal 2008, the Company made repayments of foreign bank facilities, including one which was drawn upon at the end of the second quarter to partially fund the YEL Electronics Hong Kong Ltd. acquisition. Comparatively, during the first nine months of fiscal 2007, the Company redeemed the 9 3/4% Notes outstanding balance of $361.4 million using proceeds from the issuance of $300.0 million of 6.625% Notes in September 2006 and repaid $143.7 million of the 8.00% Notes that matured in November 2006. In March 2007, the Company issued $300.0 million of 5.875% Notes due 2014 and used proceeds to repay certain amounts outstanding under its Credit Facility and accounts receivable securitization program that were used to fund the Access acquisition.

The results discussed above combined to yield a cash usage of $35.7 million and $175.9 million, respectively, in the third quarter and first nine months of fiscal 2008 as compared with a cash usage of $52.7 million and cash inflow of $60.4 million, respectively, in the third quarter and first nine months of fiscal 2007.

Capital Structure and Contractual Obligations

The following table summarizes the Company’s capital structure as of the end of the third quarter of fiscal 2008 with a comparison to fiscal 2007 year-end:

	March 29,	% of Total	June 30,	% of Total
	2008	Capitalization	2007	Capitalization
		(Dollars in thousands)

Short-term debt	$48,809	1.0%	$53,367	1.1%
Long-term debt	1,179,842	22.6	1,155,990	25.1

Total debt	1,228,651	23.6	1,209,357	26.2
Shareholders’ equity	3,982,321	76.4	3,400,645	73.8

Total capitalization	$5,210,972	100.0	$4,610,002	100.0

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

Financing Transactions

During the first quarter of fiscal 2008, the Company entered into a five-year $500.0 million unsecured revolving credit facility (the “Credit Agreement”) with a syndicate of banks which expires September 26, 2012. In connection with the Credit Agreement, the Company terminated its existing unsecured $500.0 million credit facility (the “2005 Credit Facility”) which was to expire in October 2010. The 2005 Credit Facility had substantially similar terms and conditions as those in the Credit Agreement except that the Credit Agreement effectively extended the 2005 Credit Facility’s terms by two years. Under the Credit Agreement, the Company may select from various interest rate options, currencies and maturities. The Credit Agreement contains certain covenants, all of which the Company was in compliance with as of March 29, 2008. As of the end of the third quarter of fiscal 2008, there were $18.0 million in borrowings outstanding under the Credit Agreement included in “long-term debt.” In addition, there were $22.4 million in letters of credit issued under the Credit Agreement which represents a utilization of the Credit Agreement capacity but they are not recorded in the consolidated balance sheet as the letters of credit are not debt. At June 30, 2007, there were no borrowings outstanding under the 2005 Credit Facility and $21.2 million in letters of credit were issued under the 2005 Credit Facility.

The Company has an accounts receivable securitization program (the “Program”) with a group of financial institutions that allows the Company to sell, on a revolving basis, an undivided interest of up to $450.0 million in eligible receivables while retaining a subordinated interest in a portion of the receivables. The Program does not qualify for sale accounting. During August 2007, the Company renewed the Program for another one year term which will expire in August 2008. There were no drawings outstanding under the Program at March 29, 2008 or June 30, 2007.

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

Covenants and Conditions

The securitization program discussed above requires the Company to maintain certain minimum interest coverage and leverage ratios as defined in the Credit Agreement (see discussion below) in order to continue utilizing the Program. The Program agreement also contains certain covenants relating to the quality of the receivables sold. If these conditions are not met, the Company may not be able to borrow any additional funds and the financial institutions may consider this an amortization event, as defined in the agreement, which would permit the financial institutions to liquidate the accounts receivable sold to cover any outstanding borrowings. Circumstances that could affect the Company’s ability to meet the required covenants and conditions of the agreement include the Company’s ongoing profitability and various other economic, market and industry factors. Management does not believe that the covenants under the Program limit the Company’s ability to pursue its intended business strategy or future financing needs. The Company was in compliance with all covenants of the Program agreement at March 29, 2008.

The Credit Agreement discussed in Financing Transactions contains certain covenants with various limitations on debt incurrence, dividends, investments and capital expenditures and also includes financial covenants requiring the Company to maintain minimum interest coverage and leverage ratios, as defined. Management does not believe that the covenants in the Credit Agreement limit the Company’s ability to pursue its intended business strategy or future financing needs. The Company was in compliance with all covenants of the Credit Agreement as of March 29, 2008.

See Liquidity for further discussion of the Company’s availability under these various facilities.

Liquidity

The Company had total borrowing capacity of $950.0 million at March 29, 2008 under the Credit Agreement and the Program. As of March 29, 2008, there were $18.0 million in borrowings outstanding and $22.4 million in letters of credit issued under the Credit Agreement resulting in $909.6 million of net availability at the end of the third quarter. The Company also had an additional $381.5 million of cash and cash equivalents at March 29, 2008. There are no significant financial commitments of the Company outside of normal debt and lease maturities discussed in Capital Structure and Contractual Obligations. Management believes that Avnet’s borrowing capacity, its current cash availability and the Company’s expected ability to generate operating cash flows are sufficient to meet its projected financing needs. The Company is less likely to generate significant operating cash flows in a growing electronic component and computer products industry due to increased working capital requirements. However, additional cash requirements for working capital are generally expected to be offset by the operating cash flows generated by the Company’s enhanced profitability resulting from the Company’s cost efficiencies achieved in recent years. The next significant public debt maturity is the $300 million of 5.875% Notes due to mature in March 2014. In addition, the holders of the 2% Convertible Senior Debentures due 2034 may require the Company to redeem the Debentures for cash in March 2009 (see Financing Transactions for further discussion).

The following table highlights the Company’s liquidity and related ratios as of the end of the third quarter of fiscal 2008 with a comparison to the fiscal 2007 year-end:

COMPARATIVE ANALYSIS — LIQUIDITY

	March 29,	June 30,	Percentage
	2008	2007	Change
	(Dollars in millions)

Current Assets	$5,709.9	$5,488.8	4.0%
Quick Assets	3,659.3	3,660.4	(0.0)
Current Liabilities	2,594.6	2,777.0	(6.6)
Working Capital	3,115.3	2,711.8	14.9
Total Debt	1,228.7	1,209.4	1.6
Total Capital (total debt plus total shareholders’ equity)	5,211.0	4,610.0	13.0
Quick Ratio	1.4:1	1.3:1
Working Capital Ratio	2.2:1	2.0:1
Debt to Total Capital	23.6%	26.2%

The Company’s quick assets (consisting of cash and cash equivalents and receivables) was essentially flat from June 30, 2007 to March 29, 2008 due to an increase in receivables volume as a result of acquisitions that occurred during the first nine months of fiscal 2008, which was offset by a decrease in cash since fiscal 2007 year end, due to cash paid for acquisitions during fiscal 2008. Current assets also increased, similarly, due to acquisitions that occurred during fiscal 2008. Current liabilities declined 6.6% primarily due the reclassification of income taxes liabilities from current classification to “other long-term liabilities” (see Note 8 in the Notes to the Consolidated Financial Statements in Item 1 of this Form 10-Q) coupled with a small decrease in short-term debt and payables. As a result of the factors noted above, total working capital increased by 14.9% during the first nine months of fiscal 2008. Total debt increased slightly by 1.6% since fiscal year end 2007 primarily due to increased borrowings on bank credit facilities in Asia/Pacific. Total capital grew primarily due to net income for the first nine months of $355.0 million and foreign currency translation adjustments. Finally, the debt to capital ratio decreased slightly to 23.6% at March 29, 2008 from 26.2% at June 30, 2007 as a result of the growth in capital since fiscal year end 2007.

Recently Issued Accounting Pronouncements

In March 2008, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards (“SFAS”) No. 161 Disclosures about Derivative Instruments and Hedging Activities — an amendment of FASB Statement No. 133 (“SFAS 161”). SFAS 161 requires enhanced disclosures about the objectives of derivative instruments and hedging activities, the method of accounting for such instruments under SFAS 133 and its related interpretations, and a tabular disclosure of the effects of such instruments and related hedged items on an entity’s financial position, financial performance and cash flows. SFAS 161 is effective for fiscal years beginning after November 15, 2008. The Company is evaluating the disclosure requirements of SFAS 161; however, the adoption of SFAS 161 is not expected to have a material impact on the Company’s consolidated financial statements.

In December 2007, the FASB issued SFAS No. 141 (revised 2007) Business Combinations (“SFAS 141R”). SFAS 141R establishes the requirements for how an acquirer recognizes and measures the identifiable assets acquired, the liabilities assumed, any non-controlling interest in the acquiree and the goodwill acquired. SFAS 141R also establishes disclosure requirements for business combinations. SFAS 141R applies to business combinations for which the acquisition date is on or after fiscal years beginning on or after December 15, 2008, as such, SFAS 141R is effective beginning the Company’s fiscal year 2010. Although the Company is evaluating the potential impact on its consolidated financial statements upon adoption of SFAS 141R, it does expect that, based upon the Company’s level of acquisition activity, there may be a meaningful impact to its income statement due to the new requirement of expensing certain acquisition costs that were previously required to be capitalized.

In December 2007, the FASB approved the issuance of SFAS No. 160 Non-controlling Interests in Consolidated Financial Statements — an amendment to ARB No. 51 (“SFAS 160”). SFAS 160 will change the accounting and reporting for minority interests, which will now be termed “non-controlling interests.” SFAS 160 requires non-controlling interests to be presented as a separate component of equity and requires the amount of net income attributable to the parent and to the non-controlling interest to be separately identified on the consolidated statement of operations. SFAS 160 is effective for fiscal years beginning on or after December 15, 2008. The adoption of SFAS 160 is not expected to have a material impact on the Company’s consolidated financial statements.

In September 2006, the FASB issued SFAS No. 157, Fair Value Measurements (“SFAS 157”), which defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles, and expands disclosures about fair value measurements. SFAS 157 does not require any new fair value measurements, but provides guidance on how to measure fair value by providing a fair value hierarchy used to classify the source of the information. In February 2008, the FASB issued FASB Staff Position 157-1, Application of FASB Statement No. 157 to FASB Statement No. 13 and Other Accounting Pronouncements That Address Fair Value Measurements for Purposes of Lease Classification or Measurement under Statement 13. (“FSP 157-1”). FSP 157-1 amends SFAS 157 to exclude leasing transactions accounted for under SFAS 13 and related guidance from the scope of SFAS 157. In February 2008, the FASB issued FASB Staff Position 157-2 (“FSP 175-2”), Effective Date of FASB Statement 157, which delays the effective date of SFAS 157 for all non-financial assets and non-financial liabilities, except for items that are recognized or disclosed as fair value in the financial statements on a recurring basis (at least annually). SFAS 157 is effective for fiscal year 2009, however, FSP 157-2 delays the effective date for certain items to fiscal year 2010. The Company is evaluating the potential impact on its consolidated financial statements upon adoption of SFAS 157.

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

See Liquidity and Capital Resources — Financing Transactions appearing in Item 2 of this Form 10-Q for further discussion of the Company’s financing facilities and capital structure. As of March 29, 2008, 95% of the Company’s debt bears interest at a fixed rate and 5% of the Company’s debt bears interest at variable rates. Therefore, a hypothetical 1.0% (100 basis point) increase in interest rates would result in a $0.2 million impact on income before income taxes in the Company’s consolidated statement of operations for the quarter ended March 29, 2008.

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

During the third quarter of fiscal 2008, there were no changes to the Company’s internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

The discussion of Avnet’s business and operations should be read together with the risk factors contained in Item 1A of its 2007 Annual Report on Form 10-K, filed with the Securities and Exchange Commission, which describe various risks and uncertainties to which the Company is or may become subject. These risks and uncertainties have the potential to affect Avnet’s business, financial condition, results of operations, cash flows, strategies or prospects in a material and adverse manner. As of March 29, 2008, there have been no material changes to the risk factors set forth in the Company’s 2007 Annual Report on Form 10-K, other than as presented below:

The Company’s acquisition strategy may not produce the expected benefits, which may adversely impact the results of operations.

Avnet has historically pursued a strategic acquisition program to grow its global markets for electronic and computer products. This program has been a significant factor in Avnet’s becoming one of the largest industrial distributors worldwide and will remain a significant factor for Avnet to solidify and maintain its leadership position in the market place. During the last fifteen months and through date of this filing, Avnet has completed nine acquisitions with one additional acquisition announced and expected to close in the coming months. Risks and uncertainties are inherent in the mergers and acquisition process in that such activities may divert management’s attention from existing business operations. In addition, the Company may not be successful integrating the acquired businesses or the integration may be more difficult than anticipated. Consequently, the Company may experience disruptions that could have a material adverse effect on its business. Furthermore, the Company may not realize all of the anticipated benefits from its acquisitions, which could adversely impact the Company’s financial performance.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

The following table includes the Company’s monthly purchases of common stock during the third quarter ended March 29, 2008:

				Maximum Number
			Total Number of	(or Approximate Dollar
			Shares Purchased as	Value) of Shares
			Part of Publicly	That May Yet Be
	Total Number of	Average Price Paid	Announced Plans or	Purchased Under the
Period	Shares Purchased	per Share	Programs	Plans or Programs

January	4,000	$30.85	—	—
February	7,000	$34.70	—	—
March	5,000	$33.47	—	—

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
Raymond Sadowski
Senior Vice President and
Chief Financial Officer

Date: May 7, 2008

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