Form 10-K
period 2008-06-28
AVNET INC
filed 2008-08-27
CIK 8858

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-K

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended June 28, 2008
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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes ☑     No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☑	Accelerated filer ☐	Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☐

Indicate by checkmark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ☐     No ☑

The aggregate market value (approximate) of the registrant’s common equity held by non-affiliates based on the closing price of a share of the registrant’s common stock for New York Stock Exchange composite transactions on December 29, 2007 (the last business day of the registrant’s most recently completed second fiscal quarter) — $5,307,637,834.

The number of shares of the registrant’s Common Stock (net of treasury shares) outstanding at July 26, 2008 — 150,408,462

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the registrant’s definitive proxy statement (to be filed pursuant to Reg. 14A) relating to the Annual Meeting of Shareholders anticipated to be held on November 6, 2008 are incorporated herein by reference in Part III of this Report.

PART I

Item 1.	Business

Avnet, Inc., incorporated in New York in 1955, together with its consolidated subsidiaries (the “Company” or “Avnet”), is one of the world’s largest industrial distributors, based on sales, of electronic components, enterprise computer and storage products and embedded subsystems. With sales of $17.95 billion in fiscal 2008, Avnet creates a vital link in the technology supply chain that connects more than 300 of the world’s leading electronic component and computer product manufacturers and software developers with a global customer base of more than 100,000 original equipment manufacturers (“OEMs”), electronic manufacturing services (“EMS”) providers, original design manufacturers (“ODMs”), and value-added resellers (“VARs”). Avnet distributes electronic components, computer products and software as received from its suppliers or with assembly or other value added by Avnet. Additionally, Avnet provides engineering design, materials management and logistics services, system integration and configuration, and supply chain services.

Organizational Structure

Avnet has two primary operating groups — Electronics Marketing (“EM”) and Technology Solutions (“TS”). Both operating groups have operations in each of the three major economic regions of the world: the Americas; Europe, the Middle East and Africa (“EMEA”); and Asia/Pacific, consisting of Asia, Australia and New Zealand (“Asia” or “Asia/Pac”). Each operating group has its own management team that is led by a group president and includes regional presidents and senior executives within the operating group that manage the various functions within the businesses. Each operating group also has distinct financial reporting that is evaluated at the corporate level on which operating decisions and strategic planning for the Company as a whole are made. Divisions exist within each operating group that serve primarily as sales and marketing units to further streamline the sales and marketing efforts within each operating group and enhance each operating group’s ability to work with its customers and suppliers, generally along more specific product lines or geography. However, each division relies heavily on the support services provided by each operating group as well as centralized support at the corporate level.

Avnet’s operating groups and their sales are as follows:

	Fiscal 2008	Percentage
Region	Sales	of Sales
	(Millions)

EM Americas	$3,771.9	21.0%
EM EMEA	3,631.8	20.2
EM Asia	2,923.1	16.3

Total EM	10,326.8	57.5

TS Americas	4,806.6	26.8
TS EMEA	2,327.0	13.0
TS Asia	492.3	2.7

Total TS	7,625.9	42.5

Total Avnet	$17,952.7	100.0%

A description of each operating group and its businesses is presented below. Further financial information by operating group and geography is provided in Note 16 to the consolidated financial statements appearing in Item 15 of this Report.

Electronics Marketing

EM markets and sells semiconductors and interconnect, passive and electromechanical devices (“IP&E”) for more than 300 of the world’s leading electronic component manufacturers. EM markets and sells its products and services to a diverse customer base serving many end-markets including automotive, communications, computer hardware and peripheral, industrial and manufacturing, medical equipment, military and aerospace. EM also offers an array of value-added services that help customers evaluate, design-in and procure electronic components throughout the lifecycle of their technology products and systems. By working with EM from the design phase through new product introduction and through the product lifecycle, customers and suppliers can accelerate their time to market and realize cost efficiencies in both the design and manufacturing process.

EM Design Chain Services offers engineers a host of technical design solutions in support of the sales process. With access to a suite of design tools and engineering services from any point in the design cycle, customers can get product specifications along with evaluation kits and reference designs that enable a broad range of applications from concept through detailed design including new product introduction. EM also offers engineering and technical resources deployed globally to support product design, bill of materials development, design services and technical education and training. By utilizing EM’s design chain services, customers can optimize their component selection and accelerate their time to market.

EM Supply Chain Services provides end-to-end solutions focused on OEMs, EMS providers and electronic component manufacturers, enabling them to optimize supply chains on a local, regional or global basis. By combining internal competencies in global warehousing and logistics, finance, information technology, and asset management with its global footprint and extensive partner relationships, Avnet’s supply chain services develop a deeper level of engagement with its customers. These customers can continuously manage their supply chains to meet the demands of a competitive environment globally without a commensurate investment in physical assets. With proprietary planning tools and a variety of inventory management solutions, EM can provide unique solutions that meet a customer’s just-in-time requirements in a variety of scenarios including lean manufacturing, demand flow and outsourcing.

Suppliers of components to EM include:

• Analog Devices	• ON Semiconductor

• Freescale Semiconductor	• NXP

• Infineon Technologies	• ST Microelectronics

• Intel	• Texas Instruments

• National Semiconductor	• Xilinx

EM sells to multinational, regional and local OEMs and contract manufacturers including:

• Benchmark	• Hon Hai Precision (FOXCONN)

• Celestica	• Jabil

• Compal Electronics	• Plexus

• Flextronics	• Sanmina-SCI

• Garmin	• Siemens

Each of EM’s regions has sales and marketing divisions that generally focus on a specific customer segment, particular product lines or a specific geography. The divisions offer one of the industry’s broadest line cards and convenient one-stop shopping with an emphasis on responsiveness, engineering support, on-time delivery and quality. Certain specialty services are made available to the individual divisions through common support service units. EM Americas addresses the needs of its customers and suppliers through focused channels to service small- to medium-sized customers, global customers, defense and aerospace customers, emerging customers and contract manufacturers. In EMEA, divisions which are organized by semiconductors, IP&E products and supply chain services address customers on both a pan-European and regional basis. EM EMEA does business in over 40 European countries, and over 10 countries in the Middle East and Africa. EM Asia goes to market with sales and marketing divisions within China, South Asia, Taiwan and Japan.

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

TS is a leading partner for system vendors such as IBM, Hewlett-Packard and Sun Microsystems. Other key suppliers TS serves include:

• Advanced Micro Devices	• Kingston

• EMC	• Network Appliance

• Eizo Nanoa	• Seagate

• Hitachi	• Symantec

TS markets and sells its products and services to the VAR channel and embedded computing customers, which include:

• Applied Computer Solutions	• Key Information Systems

• Continental Resources	• Logicalis

• The Ergonomic Group	• Sirius Computer Systems

• FusionStorm	• Strategic Computer Systems

• Insight Direct	• World Wide Technology

As a global technology sales and marketing organization, TS has dedicated sales and marketing divisions focused on specific customer segments including OEMs, independent software vendors, system builders, system integrators, and VARs. The TS select line card strategy enables an exceptional level of attention to the needs of its suppliers.

TS divisions fall within two primary product solutions groups around the globe:

Enterprise Solutions

With VARs as their customers, these businesses focus on the global value-added distribution of enterprise computing systems, software, storage, services and complex solutions from the world’s foremost technology manufacturers, including IBM, Hewlett-Packard, Sun Microsystems, EMC, Network Appliance and other key suppliers. These businesses also provide complementary logistics, financial, marketing, sales and technical services, including engineering support, systems integration and configurations.

Embedded Solutions

These businesses provide technical design, integration and assembly to developers of application-specific computing solutions in the non-PC market, including OEMs targeting the medical, telecommunications, industrial and digital editing markets. They also provide the latest microprocessor, motherboard and DRAM module technologies to manufacturers of general-purpose computers and system builders.

Foreign Operations

As noted in the operating group discussions, Avnet has significant operations in all three major economic regions of the world: the Americas, EMEA, and Asia /Pacific. The percentage of Avnet’s consolidated sales by region is presented in the following table:

	Percentage of Sales for Fiscal Year
Region	2008	2007	2006

Americas	48%	50%	51%
EMEA	33	31	31
Asia/Pac	19	19	18

	100%	100%	100%

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

Acquisitions

Avnet has historically pursued a strategic acquisition program to grow its geographic and market coverage in world markets for electronic components and computer products. This program was a significant factor in Avnet becoming one of the largest industrial distributors of such products worldwide. Avnet expects to continue to pursue strategic acquisitions as part of its overall growth strategy, with its focus likely directed at smaller targets in markets where the Company is seeking to expand its market presence, increase its scale and scope and / or increase its product or service offerings.

During fiscal 2008 and the first month of fiscal 2009, the Company completed the following acquisitions:

Approximate
	Operating		Annual
Acquired Business	Group	Region	Revenue(1)	Acquisition Date

Flint Distribution Ltd.	EM	EMEA	$40 million	July 5, 2007
Division of Magirus Group	TS	EMEA	$500 million	October 6, 2007
Betronik GmbH	EM	EMEA	$40 million	October 31, 2007
ChannelWorx	TS	Asia/Pac	$30 million	October 31, 2007
Division of Acal plc Ltd.	TS	EMEA	$200 million	December 17, 2007
YEL Electronics Hong Kong Ltd.	EM	Asia/Pac	$200 million	December 31, 2007
Azzurri Technology	EM	EMEA	$100 million	March 31, 2008
Horizon Technology Group plc	TS	EMEA	$400 million	June 30, 2008 (FY09)
Source Electronics Corporation	EM	Americas	$82 million	June 30, 2008 (FY09)
Ontrack Solutions Pvt. Ltd.	TS	Asia/Pac	$13 million	July 31, 2008 (FY09)

(1)	Represents the approximate annual revenue for the acquired businesses’ most recent fiscal year end prior to acquisition by Avnet.

Major Products

One of Avnet’s competitive strengths is the breadth and quality of the suppliers whose products it distributes. During fiscal 2008, IBM products accounted for approximately 14% of the Company’s consolidated sales, and was the only supplier from which sales exceeded 10% of sales. Listed in the table below are the major product categories and the Company’s approximate sales of each during the past three fiscal years:

	Years Ended
	June 28,	June 30,	July 1,
	2008	2007	2006
	(Millions)

Semiconductors	$9,561.2	$9,176.4	$8,896.3
Computer products	6,925.5	5,337.8	4,236.6
Connectors	713.9	571.3	547.9
Passives, electromechanical and other	752.1	595.6	572.8

	$17,952.7	$15,681.1	$14,253.6

As of June 28, 2008, the Company had more than 300 locations worldwide, as well as a limited number of instances where Avnet-owned product is stored in customer facilities. Some of these locations contain sales, warehousing and administrative functions for multiple sales and marketing units. Avnet sells to customers in more than 70 countries.

Competition & Markets

Avnet is one of the world’s largest industrial distributors, based on sales, of electronic components and computer products.

The electronic components and computer products industries continue to be extremely competitive and are subject to rapid technological advances. The Company’s major competitors include Arrow Electronics, Inc., Future Electronics and World Peace Group. There are also certain smaller, specialized competitors who focus upon one market, product or a particular sector. As a result of these factors, Avnet must remain competitive in its pricing of goods and services.

Another key competitive factor in the electronic component and computer product distribution industry is the need to carry a sufficient amount of inventory to meet rapid delivery requirements of customers. However, to minimize its exposure related to valuation of inventory on hand, the majority of the Company’s products are purchased pursuant to non-exclusive distributor agreements, which typically provide certain protections to the Company for product obsolescence and price erosion in the form of rights of return and price protection. Furthermore, these agreements are generally cancelable upon 30 to 180 days’ notice and, in most cases, provide for inventory return privileges upon cancellation. In addition, the Company enhances its competitive position by offering a variety of value-added services which entail the performance of services and/or processes tailored to individual customer specifications and business needs such as point of use replenishment, testing, assembly, supply chain management and materials management.

Another competitive advantage is the size of the supplier base. Because of the number of Avnet’s suppliers, many customers can simplify their procurement process and make all of their required purchases from Avnet, rather than purchasing from several different vendors.

Seasonality

Historically, Avnet’s business has not been materially impacted by seasonality, with the exception of a relatively minor impact on consolidated results from the growth in revenues in the Technology Solutions business during the December and June quarters primarily driven by the fiscal year end of key suppliers.

Number of Employees

At June 28, 2008, Avnet had approximately 12,800 employees.

Avnet Website

In addition to the information about Avnet contained in this Report, extensive information about the Company can be found at www.avnet.com, including information about its management team, products and services and corporate governance practices.

The corporate governance information on the website includes the Company’s Corporate Governance Guidelines, the Code of Conduct and the charters for each of the committees of Avnet’s Board of Directors. In addition, amendments to the Code of Conduct, committee charters and waivers granted to directors and executive officers under the Code of Conduct, if any, will be posted in this area of the website. These documents can be accessed at www.avnet.com under the “Investor Relations — Corporate Governance” caption. Printed versions of the Corporate Governance Guidelines, Code of Conduct and charters of the Board committees can be obtained, free of charge, by writing to the Company at: Avnet, Inc., 2211 South 47th Street, Phoenix, AZ 85034; Attn: Corporate Secretary.

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

One of the Company’s competitive strengths is the breadth and quality of the suppliers whose products the Company distributes. However, sales of products and services from one of the Company’s suppliers, IBM, accounted for approximately 14% of the Company’s consolidated sales in fiscal year 2008. Management expects

IBM products and services to continue to account for over 10% of the Company’s consolidated sales in fiscal year 2009. The Company’s contracts with its suppliers, including those with IBM, vary in duration and are generally terminable by either party at will upon notice. To the extent IBM or a group of other primary suppliers is not willing to do business with the Company in the future, the Company’s business and relationships with its customers could be materially and adversely affected because its customers depend on the Company’s distribution of electronic components and computer products from the industry’s leading suppliers. In addition, to the extent that any of the Company’s key suppliers modifies the terms of their contracts including, without limitation, the terms regarding price protection, rights of return, rebates or other terms that protect the Company’s gross margins, it could materially and adversely affect the Company’s results of operations, financial condition or liquidity.

Declines in the value of the Company’s inventory or unexpected order cancellations by the Company’s customers could materially, adversely affect its business, results of operations, financial condition or liquidity.

The electronic components and computer products industries are subject to rapid technological change, new and enhanced products and evolving industry standards, which can contribute to a decline in value or obsolescence of inventory. During an industry and/or economic downturn, it is possible that prices will decline due to an oversupply of products and, as a result of the price declines, there may be greater risk of declines in inventory value. Although it is the policy of many of the Company’s suppliers to offer distributors like Avnet certain protections from the loss in value of inventory (such as price protection, limited rights of return and rebates), the Company cannot be assured that such return policies and rebates will fully compensate us for the loss in value, or that the vendors will choose to, or be able to, honor such agreements, some of which are not documented and therefore subject to the discretion of the vendor. In addition, the Company’s sales are typically made pursuant to individual purchase orders, and the Company generally does not have long-term supply arrangements with its customers. Generally, the Company’s customers may cancel orders 30 days prior to shipment with minimal penalties. The Company cannot be assured that unforeseen new product developments, declines in the value of the Company’s inventory or unforeseen order cancellations by its customers will not materially and adversely affect the Company’s business, results of operations, financial condition or liquidity, or that the Company will successfully manage its existing and future inventories.

Substantial defaults by the Company’s customers on its accounts receivable or the loss of significant customers could have a significant negative impact on the Company’s business, results of operations, financial condition or liquidity.

A significant portion of the Company’s working capital consists of accounts receivable from customers. If customers responsible for a significant amount of accounts receivable were to become insolvent or otherwise unable to pay for products and services, or were to become unwilling or unable to make payments in a timely manner, the Company’s business, results of operations, financial condition or liquidity could be adversely affected. An economic or industry downturn could adversely and materially affect the servicing of these accounts receivable, which could result in longer payment cycles, increased collection costs and defaults in excess of management’s expectations. A significant deterioration in the Company’s ability to collect on accounts receivable could also impact the cost or availability of financing under its accounts receivable securitization program (see Financing Transactions appearing in Item 7 of this Report).

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

During fiscal year 2008, 2007 and 2006, approximately 52%, 50% and 49%, respectively, of the Company’s sales came from its operations outside the United States. Most notable in this growth of non-U.S. sales is the increasing volume of sales activity in the Asia region, which accounted for approximately 19% of consolidated sales during fiscal year 2008. As a result of the Company’s foreign sales and locations, those in emerging and developing economies in particular, the Company’s operations are subject to a variety of risks that are specific to international operations, including, but not limited to, the following:

•	potential restrictions on the Company’s ability to repatriate funds from its foreign subsidiaries;

•	foreign currency fluctuations and the impact on the Company’s reported results of operations of the translation of the foreign currencies to U.S. dollars;

•	import and export duties and value-added taxes;

•	compliance with foreign and domestic import and export regulations and anti-corruption laws, the failure of which could result in severe penalties including monetary fines, criminal proceedings and suspension of export privileges;

•	changing tax laws and regulations;

•	political instability, terrorism and potential military conflicts;

•	inflexible employee contracts in the event of business downturns; and

•	the risk of non-compliance with local laws.

While the Company has and will continue to adopt measures to reduce the impact of losses resulting from volatile currencies and other risks of doing business abroad, the Company cannot be assured that such measures will be adequate or that its financial results will not be materially impacted as a result of increased costs of doing business in those countries.

The Company’s acquisition strategy may not produce the expected benefits, which may adversely affect the Company’s results of operations.

Avnet historically has pursued a strategic acquisition program to grow its global markets for electronic and computer products. That program has enabled Avnet to solidify and maintain its leadership position in the market place. During fiscal 2008 and through the date of this filing, Avnet has completed ten acquisitions. Risks and uncertainties are inherent in the mergers and acquisition process in that such activities may divert management’s attention from existing business operations. In addition, the Company may not be successful in integrating the acquired businesses or the integration may be more difficult, costly or time-consuming than anticipated. Consequently, the Company may experience disruptions that could have a material adverse effect on its business. Furthermore, the Company may not realize all of the anticipated benefits from its acquisitions, which could adversely affect the Company’s financial performance.

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

If the Company’s internal information systems fail to function properly, or if the Company is unsuccessful in the integration or upgrade of information systems, its business operations could suffer.

The Company’s expanding operations put increasing reliance on the Company’s internal information systems in producing timely, accurate and reliable reports on financial and operational results. Currently, the Company’s global operations are tracked with multiple internal information systems, some of which are subject to on-going IT projects designed to streamline or optimize its global information systems. There is no guarantee that the Company will be successful at all times or that there will not be integration difficulties that will adversely affect the Company’s operations or the accurate recording and reporting of financial data. In addition, these systems are subject to computer hacking or other general system failure. Maintaining and operating these systems requires continuous investments. Failure of any of these internal information systems or material difficulties in upgrading these information systems could have material adverse effects on the Company’s business and its compliance with securities laws.

Major disruptions to the Company’s logistics capability could have a material adverse impact on the Company’s operations.

The Company’s global logistics services are operated through specialized and centralized distribution centers around the globe. The Company also depends almost entirely on third party transportation service providers for the delivery of products to its customers. A major interruption or disruption in service at one or more of our distribution centers for any reason (such as natural disasters, pandemics, or significant disruptions of services from our third party providers) could cause cancellations or delays in a significant number of shipments to customers and, as a result, could have a severe impact on the Company’s business, operations and financial performance.

The Company may not have adequate or cost-effective liquidity or capital resources.

The Company’s ability to satisfy its cash needs depends on its ability to generate cash from operations and to access the financial markets, both of which are subject to general economic, financial, competitive, legislative, regulatory and other factors that are beyond the Company’s control.

The Company may need to satisfy its cash needs through external financing. However, external financing may not be available on acceptable terms or at all. As of June 28, 2008, Avnet had total debt outstanding of $1.23 billion under various notes and committed and uncommitted lines of credit with financial institutions. The Company needs cash to make interest payments on, and to refinance, this indebtedness and for general corporate purposes, such as funding its ongoing working capital and capital expenditure needs. Under the terms of any external financing, the Company may incur higher than expected financing expenses and become subject to additional restrictions and covenants. Any material increase in the Company’s financing costs could have a material adverse effect on its profitability.

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

In addition to the specific factors described above, general economic or business conditions, domestic and foreign, may be less favorable than management expected and, if such conditions persist in a sustained period of time, could eventually adversely impact the Company’s sales or the Company’s ability to collect receivables from some of its customers.

Item 1B.	Unresolved Staff Comments

Not applicable.

Item 2.	Properties

At June 28, 2008, the Company owned and leased approximately 851,000 and 3,788,000 square feet of space, respectively, of which approximately 43% is located in the United States. The following table summarizes certain of the Company’s key facilities as of June 28, 2008.

	Sq.	Leased or
Location	Footage	Owned	Primary Use

Chandler, Arizona	399,000	Owned	EM warehousing and value-added operations
Tongeren, Belgium	244,000	Owned	EM and TS warehousing and value-added operations
Grapevine, Texas	181,000	Owned	EM warehousing and value-added operations
Poing, Germany	423,000	Leased	EM warehousing, value-added operations and offices
Chandler, Arizona	228,000	Leased	TS warehousing, integration and value-added operations
Tsuen Wan, Hong Kong	181,000	Leased	EM warehousing and value-added operations
Phoenix, Arizona	176,000	Leased	Corporate and EM headquarters
Tempe, Arizona	132,000	Leased	TS headquarters

Item 3.	Legal Proceedings

As a result primarily of certain former manufacturing operations, Avnet has incurred and may have future liability under various federal, state and local environmental laws and regulations, including those governing pollution and exposure to, and the handling, storage and disposal of, hazardous substances. For example, under the Comprehensive Environmental Response, Compensation and Liability Act of 1980, as amended (“CERCLA”) and similar state laws, Avnet is and may be liable for the costs of cleaning up environmental contamination on or from certain of its current or former properties, and at off-site locations where the Company disposed of wastes in the past. Such laws may impose joint and several liability. Typically, however, the costs for cleanup at such sites are allocated among potentially responsible parties based upon each party’s relative contribution to the contamination, and other factors.

Pursuant to SEC regulations, including but not limited to Item 103 of Regulation S-K, the Company regularly assesses the status of and developments in pending environmental legal proceedings to determine whether any such proceedings should be identified specifically in this discussion of legal proceedings, and has concluded that no particular pending environmental legal proceeding requires public disclosure. Based on the information known to date, management believes that the Company has appropriately accrued in its consolidated financial statements for its share of the estimated costs associated with the environmental clean up of sites in which the Company is participating.

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

Market price per share

The Company’s common stock is listed on the New York Stock Exchange under the symbol AVT. Quarterly high and low sales prices (as reported for the New York Stock Exchange composite transactions) for the last two fiscal years were:

	2008		2007
Fiscal Quarters	High	Low	High	Low

1st	$44.33	$34.34	$20.29	$16.77
2nd	43.75	32.99	26.07	19.45
3rd	36.74	29.43	38.01	25.70
4th	34.12	26.19	43.62	36.39

The Company has not paid dividends since fiscal 2002 and does not currently contemplate any future dividend payments.

Record Holders

As of July 26, 2008, there were approximately 3,384 holders of record of Avnet’s common stock.

Equity Compensation Plan Information as of June 28, 2008

Number of Securities
	Number of Securities		Remaining Available for
	to be Issued Upon	Weighted-Average	Future Issuance Under Equity
	Exercise of	Exercise Price of	Compensation Plans
	Outstanding Options,	Outstanding Options,	(Excluding Securities
Plan Category	Warrants and Rights	Warrants and Rights	Reflected in Column (a))
	(a)	(b)	(c)

Equity compensation plans approved by security holders(1)	5,349,033(2)	$20.21	4,007,342(3)

(1)	Options assumed through acquisitions accounted for as purchases are excluded from (2) below. The outstanding balance of acquired options was 4,688 (column (a)) with a related weighted average exercise price of $35.22 (column (b)).

(2)	Includes 3,580,991 of options outstanding and 1,035,148 stock incentive shares and 728,206 performance shares awarded but not yet delivered and excludes options assumed through acquisitions as noted in (1). Included in the performance shares is the number of shares anticipated to be issued in the first quarter of fiscal 2009 relating to the level of achievement reached under the 2006 performance share program which ended June 28, 2008 (see Note 12 in the Notes to Consolidated Financial Statements included in Item 15 of this Report)

(3)	Does not include 288,410 shares available for future issuance under the Employee Stock Purchase Plan, which is a non-compensatory plan.

Stock Performance Graphs and Cumulative Total Returns

The following graph compares the cumulative 5-year total return provided to shareholders on Avnet, Inc.’s common stock relative to the cumulative total returns of the S&P 500 index, and a customized peer group of six companies that includes: Arrow Electronics, Inc., Bell Microproducts, Inc., Ingram Micro, Inc., Jaco Electronics, Inc., Nu Horizons Electronics Corp. and Tech Data Corp. An investment of $100 (with reinvestment of all dividends) is assumed to have been made in Avnet’s common stock, in the peer group, and the index on June 27, 2003 and its relative performance is tracked through June 28, 2008.

COMPARISON OF 5 YEAR CUMULATIVE TOTAL RETURN*
Among Avnet, Inc., The S&P 500 Index
And A Peer Group

*	$100 invested on 6/27/03 in stock & 6/30/03 in index-including reinvestment of dividends. Index calculated on month-end basis.

Copyright© 2008 S&P, a division of The McGraw-Hill Companies Inc. All rights reserved.

The stock price performance included in this graph is not necessarily indicative of future stock price performance.

	6/27/03	7/2/04	7/2/05	7/1/06	6/30/07	6/28/08
Avnet, Inc.	100.00	168.68	183.29	161.58	319.94	222.36
S&P 500	100.00	119.11	126.64	137.57	165.90	144.13
Peer Group	100.00	142.85	151.88	171.00	197.32	158.18

Issuer Purchases of Equity Securities

The following table includes the Company’s monthly purchases of common stock during the fourth quarter ended June 28, 2008:

				Maximum Number (or
			Total Number of	Approximate Dollar
	Total		Shares Purchased as	Value) of Shares That
	Number of		Part of Publicly	may yet be Purchased
	Shares	Average Price	Announced Plans or	Under the Plans or
Period	Purchased	Paid per Share	Programs	Programs

April	4,500	$33.49	—	—
May	12,000	$27.09	—	—
June	5,500	$31.17	—	—

The purchases of Avnet common stock noted above were made on the open market to obtain shares for purchase under the Company’s Employee Stock Purchase Plan. None of these purchases were made pursuant to a publicly announced repurchase plan and the Company does not currently have a stock repurchase plan in place.

Item 6.	Selected Financial Data

	Years Ended
	June 28,		June 30,		July 1,		July 2,	July 3,
	2008		2007		2006		2005	2004
	(Millions, except for per share and ratio data)

Income:
Sales	$17,952.7		$15,681.1		$14,253.6		$11,066.8	$10,244.7
Gross profit	2,313.7		2,048.6		1,839.0	(c)	1,459.0	1,364.9
Operating income	710.4	(a)	678.3	(b)	433.1	(c)	321.3	202.2	(d)
Income tax provision	209.9	(a)	193.5	(b)	111.6	(c)	71.5	25.5	(d)
Net income	499.1	(a)	393.1	(b)	204.5	(c)	168.2	72.9	(d)
Financial Position:
Working capital	3,191.5		2,711.8		2,029.1		2,065.4	1,839.0
Total assets	8,200.1		7,355.1		6,215.7		5,098.2	4,863.7
Long-term debt	1,181.5		1,156.0		918.8		1,183.2	1,196.2
Shareholders’ equity	4,134.7		3,400.6		2,831.2		2,097.0	1,953.4
Per Share:
Basic earnings	3.32	(a)	2.65	(b)	1.40	(c)	1.39	0.61	(d)
Diluted earnings	3.27	(a)	2.63	(b)	1.39	(c)	1.39	0.60	(d)
Book value	27.49		22.70		19.30		17.36	16.21
Ratios:
Operating income margin on sales	4.0	%(a)	4.3	%(b)	3.0	%(c)	2.9%	2.0	%(d)
Net income margin on sales	2.8	%(a)	2.5	%(b)	1.4	%(c)	1.5%	0.7	%(d)
Return on equity	13.3	%(a)	12.7	%(b)	7.8	%(c)	8.1%	3.9	%(d)
Return on capital	10.9	%(a)	11.2	%(b)	7.6	%(c)	7.5%	5.1	%(d)
Quick	1.4:1		1.3:1		1.1:1		1.5:1	1.3:1
Working capital	2.1:1		2.0:1		1.8:1		2.2:1	2.1:1
Total debt to capital	22.9%		26.2%		30.4%		37.2%	41.0%

(a)	Includes the impact of restructuring, integration and other items, gains on sale of assets and other items which totaled to a gain of $11.0 million pre-tax, $14.7 million after tax and $0.09 per share on a diluted basis (see

Note 18 in the Notes to the Consolidated Financial Statements contained in Item 15 of this Report for further discussion of these items).

(b)	Includes the impact of restructuring, integration and other items, gain on sale of assets, debt extinguishment costs and other items which amounted to charges of $31.7 million pre-tax, $20.0 million after tax and $0.13 per share on a diluted basis.

(c)	Includes the impact of restructuring, integration and other items, loss on sale of assets and debt extinguishment costs (see Note 18 in the Notes to the Consolidated Financial Statements contained in Item 15 of this Report for further discussion of these items). In addition, in comparison with fiscal 2005 and 2004, fiscal 2006 results include incremental stock-based compensation expense resulting from the Company’s adoption of the Financial Accounting Standards Board’s (“FASB”) Statement of Financial Accounting Standard (“SFAS”) 123R, Share-based Payment (“SFAS 123R”), and modifications to stock-based compensation plans in fiscal 2006. The incremental charges amounted to $16.6 million pre-tax, $10.6 million after tax, and $0.07 per share on a diluted basis. The Company also incurred incremental amortization expense associated with amortizable intangible assets recorded in fiscal 2006 as a result of the Memec acquisition which amounted to $4.2 million pre-tax, $2.7 million after tax and $0.02 per share on a diluted basis. The total impact of these charges amounted to $115.9 million pre-tax, $83.9 million after tax and $0.57 per share on a diluted basis.

(d)	Includes the impact of restructuring, other charges and debt extinguishment costs, the total of which amounted to $72.0 million pre-tax, $52.8 million after-tax and $0.44 per share on a diluted basis.

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

For an understanding of Avnet and the significant factors that influenced the Company’s performance during the past three fiscal years, the following discussion should be read in conjunction with the description of the business appearing in Item 1 of this Report and the consolidated financial statements, including the related notes, and other information appearing in Item 15 of this Report. The Company operates on a “52/53-week” fiscal year. The fiscal years ended June 28, 2008, June 30, 2007 and July 1, 2006 all contained 52 weeks.

There are numerous references to the impact of foreign currency translation in the discussion of the Company’s results of operations that follow. Over the past several years, the exchange rates between the US Dollar and many foreign currencies, especially the Euro, have fluctuated significantly. For example, the US Dollar has weakened against the Euro by approximately 12% when comparing fiscal 2008 with fiscal 2007 and approximately 7% when comparing fiscal 2007 with fiscal 2006. When the weaker US Dollar exchange rates of the current year are used to translate the results of operations of Avnet’s subsidiaries denominated in foreign currencies, the resulting impact is an increase in US Dollars of reported results as compared with the prior period. In the discussion that follows, this is referred to as the “translation impact of changes in foreign currency exchange rates.” When this “translation impact of changes in foreign currency exchange rates” is excluded from the reported results on a pro forma basis, it is referred to as “constant dollars.” Results as reported in the financial statements which include this translation impact are referred to as “delivered dollars” or “reported dollars.”

In addition to disclosing financial results that are determined in accordance with US generally accepted accounting principles (“GAAP”), the Company also discloses certain non-GAAP financial information such as income or expense items as adjusted for the translation impact of changes in foreign currency exchange rates, as discussed above, or adjusted for the impact of acquisitions (by adjusting Avnet’s prior periods to include the sales of businesses acquired as if the acquisitions had occurred at the beginning of the period presented) and divestitures (by adjusting Avnet’s prior periods to exclude the sales of businesses divested as if the divestitures had occurred at the beginning of the period presented). In the discussion that follows, the term “pro forma sales” or “organic sales” refers to sales adjusted to exclude this impact of acquisitions and divestiture and the impact of the change to net revenue reporting as discussed below. Management believes that providing this additional information is useful to the reader to better assess and understand operating performance, especially when comparing results with previous periods or forecasting performance for future periods, primarily because management typically monitors the business both including and excluding these adjustments to GAAP results. Management also uses these non-GAAP measures to establish operational goals and, in some cases, for measuring performance for compensation purposes. However, analysis of results and outlook on a non-GAAP basis should be used as a complement to, and in conjunction with, data presented in accordance with GAAP.

Results of Operations

Executive Summary

Comparative financial results for Avnet were impacted by acquisitions and a weaker US dollar versus the Euro when comparing fiscal 2008 with fiscal 2007. As presented in the following table, the Company acquired nine businesses in the eighteen months prior to the end of fiscal 2008 impacting both operating groups.

Operating
Acquired Business	Group	Region	Acquisition Date

Access Distribution	TS	Americas, EMEA	December 31, 2006
Azure Technologies	TS	Asia/Pac	April 16, 2007
Flint Distribution Ltd.	EM	EMEA	July 5, 2007
Division of Magirus Group	TS	EMEA	October 6, 2007
Betronik GmbH	EM	EMEA	October 31, 2007
ChannelWorx	TS	Asia/Pac	October 31, 2007
Division of Acal plc Ltd.	TS	EMEA	December 17, 2007
YEL Electronics Hong Kong Ltd.	EM	Asia/Pac	December 31, 2007
Azzurri Technology	EM	EMEA	March 31, 2008

In addition, a change to net revenue reporting impacted the comparative financial results for Avnet when comparing fiscal 2007 results to fiscal 2006 and, to a lesser extent, fiscal 2008 results with fiscal 2007. In conjunction with the acquisition of Access Distribution and reflecting recent industry trends, the Company reviewed its method of recording revenue related to the sales of supplier service contracts and determined that such sales were to be classified on a net revenue basis rather than on a gross basis effective the third quarter of fiscal 2007 (referred to as “the change to net revenue reporting” in this MD&A). Although this change reduced sales and cost of sales and positively impacted gross and operating profit margins for the Technology Solutions operating group and on a consolidated basis, it had no impact on operating income, net income, cash flow or the balance sheet.

As mentioned previously, during fiscal 2008, Avnet’s sales growth was driven primarily by acquisitions and the weakening of the US Dollar as organic sales growth in constant dollars was essentially flat year over year. However, the Company’s focus on working capital management and cost reduction initiatives resulted in an increase in return on capital as compared with prior periods. Avnet’s consolidated sales were $17.95 billion for fiscal 2008, up 14.5% year over year, as a result of 6.7% sales growth at EM and 27.1% at TS, with both operating groups benefiting from acquisitions. On a pro forma basis, year-over-year sales growth was 4.9% for the Company with EM and TS contributing 5.0% and 4.7%, respectively. Despite the slowdown in organic growth, the Company improved both operating income and working capital velocity and generated over $450 million in cash from operations.

Avnet’s consolidated gross profit margin of 12.89% was down 17 basis points from the prior year gross profit margin of 13.06% and operating income margin of 3.96% declined 37 basis points from 4.33% in prior year, primarily due to a slowdown in organic growth in certain product lines and a business mix shift as TS, which has lower gross profit margins than EM, grew to be a larger percentage of consolidated sales as a result of acquisitions. In response, management took actions during the second half of the fiscal year to adjust the Company’s cost structure and, as such, recorded $38.9 million pre-tax in “restructuring, integration and other charges” during fiscal 2008. Operating efficiency and working capital management remain a key focus of Avnet’s overall value-based management initiatives to increase return on capital to grow profitability at a faster rate than its growth in revenues.

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

Sales

The table below provides a year-over-year summary of sales for the Company and its operating groups:

Three-Year Analysis of Sales: By Operating Group and Geography

	Years Ended						Percent Change
	June 28,	% of	June 30,	% of	July 1,	% of	2008 to	2007 to
	2008	Total	2007	Total	2006	Total	2007	2006
	(Dollars in millions)

Sales by Operating Group:
EM	$10,326.8	57.5%	$9,679.8	61.7%	$9,262.4	65.0%	6.7%	4.5%
TS	7,625.9	42.5	6,001.3	38.3	4,991.2	35.0	27.1	20.2

	$17,952.7		$15,681.1		$14,253.6		14.5	10.0

Sales by Geographic Area:
Americas	$8,578.5	47.8%	$7,826.2	49.9%	$7,223.9	50.7%	9.6%	8.3%
EMEA	5,958.8	33.2	4,885.7	31.2	4,374.2	30.7	22.0	11.7
Asia/Pacific	3,415.4	19.0	2,969.2	18.9	2,655.5	18.6	15.0	11.8

	$17,952.7		$15,681.1		$14,253.6		14.5	10.0

Items Impacting Fiscal 2008 Sales Comparison to Fiscal 2007

The table below provides the comparison of reported fiscal 2008 and 2007 sales for the Company and its operating groups to pro forma (or organic) sales which consist of reported sales adjusted for (i) acquisitions that closed in fiscal 2007 and 2008 as if the acquisitions had occurred at the beginning of fiscal year 2007 and (ii) the change to net revenue reporting as if the change occurred at the beginning of fiscal 2007 to allow readers to better assess and understand the Company’s revenue performance by operating group.

					2008 to 2007
	Sales as	Acquisition	Gross to Net	Pro Forma	Pro Forma
	Reported	Sales	Revenue Impact	Sales	Change
	(Dollars in millions)

EM	$10,326.8	$187.5	$—	$10,514.3	5.0%
TS	7,625.9	206.7	—	7,832.6	4.7

Fiscal 2008	$17,952.7	$394.2	$—	$18,346.9	4.9

EM	$9,679.8	$332.0	$—	$10,011.8
TS	6,001.3	1,694.0	(214.4)	7,480.9

Fiscal 2007	$15,681.1	$2,026.0	$(214.4)	$17,492.7

Items Impacting Fiscal 2007 Sales Comparison to Fiscal 2006

The following table provides a comparison of reported sales for fiscal 2007 and fiscal 2006 to pro forma sales which are adjusted for (i) acquisitions completed in fiscal 2007 as if the acquisitions had occurred at the beginning of fiscal year 2006, (ii) divestitures completed in fiscal 2006 as if the divestitures had occurred at the beginning of fiscal 2006 and (iii) the change to net revenue reporting as if the change had occurred at the beginning of fiscal 2006. The pro forma sales information allows readers to better assess and understand the Company’s revenue performance on a more comparable basis.

				Gross to Net		2007 to 2006
	Sales as	Acquisition	Divested	Revenue	Pro Forma	Pro Forma
	Reported	Sales	Sales	Impact	Sales	Change
	(Dollars in millions)

EM	$9,679.8	$—	$—	$—	$9,679.8	5.9%
TS	6,001.3	994.9	—	(214.4)	6,781.8	5.5

Fiscal 2007	$15,681.1	$994.9	$—	$(214.4)	$16,461.6	5.7

EM	$9,262.4	$—	$(122.7)	$—	$9,139.7
TS	4,991.2	1,939.2	(112.5)	(387.3)	6,430.6

Fiscal 2006	$14,253.6	$1,939.2	$(235.2)	$(387.3)	$15,570.3

Avnet’s consolidated sales in fiscal 2008 were $17.95 billion, up $2.27 billion, or 14.5%, over prior year. As previously discussed, the sales growth was driven primarily by acquisitions and the weakening of the US Dollar against the Euro as an estimated $674 million of the increase in sales was attributable to the translation impact of changes in foreign currency exchange rates. On a pro forma basis, consolidated sales and sales for EM and TS were roughly 5% higher year over year.

EM generated fiscal 2008 sales of $10.33 billion; representing a 6.7% increase over fiscal 2007 sales. Excluding the translation impact of changes in foreign currency exchange rates, EM fiscal 2008 sales increased 2.5% over the prior year. On a pro forma basis, EM sales increased 5.0% over fiscal 2007. EM Americas year-over-year growth was 1.3% while the EMEA region sales were up 9.8% year over year and down 2.2% excluding the translation impact of changes in foreign currency exchange rates. Sales growth in Asia was 10.3% year over year and 7.1% on a pro forma basis. The Asia region continues to experience the highest growth rate among the three regions.

TS reported sales of $7.62 billion for fiscal 2008, up $1.62 billion, or 27.1%, compared with fiscal 2007 sales of $6.00 billion. Excluding the positive translation impact of changes in foreign currency exchange rates, TS sales were up 22.6% year over year. On a pro forma basis, TS sales grew 4.7% over prior year. At a regional level, sales in the Americas region were up 17.1% year over year on a reported basis and up 1.2% on a pro forma basis as growth in storage and networking offset declines in proprietary servers. In EMEA, sales were up 47.3% on a reported basis and up 9% on a pro forma basis. In Asia, sales growth was 54.6% year over year on a reported basis which benefited by acquisitions. On a pro forma basis, Asia grew 20.6% over prior year, impacted by relatively weak microprocessor and memory product sales in the last quarter of fiscal 2008.

Avnet’s fiscal 2007 sales were $15.68 billion, a $1.43 billion increase, or 10.0%, over fiscal 2006 consolidated sales of $14.25 billion. Growth occurred in all three geographic regions and in both operating groups during fiscal 2007. Of the $1.43 billion year-over-year increase, approximately $340 million was a result of the translation impact of changes in foreign currency exchange rates. More than half of the reported sales growth was attributable to the Access and Azure acquisitions. As presented in the preceding tables, the comparison of fiscal 2007 sales to prior year were also impacted by acquisitions, prior year divestitures and the change to net revenue reporting. When the impacts of these items are considered in both fiscal 2007 and 2006, consolidated sales growth would have been 5.7%. Both EM and TS contributed to the year-over-year improvement in sales. Specifically, fiscal 2007 sales for EM were $9.68 billion, up $417.4 million, or 4.5% over fiscal 2006. Fiscal 2007 sales for TS were $6.00 billion, up $1.01 billion, or 20.2%, as compared with sales of $4.99 billion for fiscal 2006. Including Access and Azure in the periods prior to the acquisition dates and including the change to net revenue reporting for periods prior to third quarter of fiscal 2007, TS year-over-year sales growth would have been 5.5%.

Gross Profit and Gross Profit Margins

Consolidated gross profit was $2.31 billion in fiscal 2008, a $265.1 million increase, or 12.9%, compared with fiscal 2007. This increase was primarily due to the impact of acquisitions and the year-over-year weakening of the US dollar against the Euro. Consolidated gross profit margin of 12.9% in fiscal 2008 decreased 17 basis points from the prior year due primarily to slightly lower margins at TS and the mix of business between EM and TS described below. The EM Asia business continued to grow faster than the Americas or EMEA regions, and although the EM Asia business has relatively lower gross profit margin than the other regions, EM’s gross profit margin increased 15 basis points over prior year. TS gross profit margins declined 9 basis points year over year. In addition, as a result of the acquisitions in fiscal 2008, TS sales grew to 42% of the consolidated sales as compared to 38% of the consolidated sales in fiscal 2007. Because the TS business typically yields lower gross margins relative to the EM business, the larger representation by TS in the consolidated sales also has a negative impact on the consolidated gross profit margin. Notwithstanding the lower gross profit margins, the TS business contributes to the Company’s performance goals through the combination of its operating profit margin and asset velocity which is typically higher than asset velocity at EM.

Consolidated gross profit was $2.05 billion in fiscal 2007, up $209.6 million, or 11.4%, as compared with fiscal 2006. The gross profit in fiscal 2006 included a charge totaling $9.0 million to write down inventory due primarily to the Company’s decision to terminate certain supplier relationships in connection with the Memec acquisition in fiscal 2006. See Restructuring, Integration and Other Charges for further discussion. Gross profit margin of 13.1% was up 16 basis points as compared with fiscal 2006 profit margin of 12.9%. Both operating groups contributed to the improvement in gross profit margins with an increase of 33 basis points at EM and 17 basis points at TS. The impact to consolidated gross margins resulted from the change in the mix of business between EM and TS over the prior year as a result of the Access acquisition as well as the change from gross revenue to net revenue reporting for supplier service contracts. For EM, the mix of revenues among small-to-medium businesses and large customers, particularly large EMS customers, positively impacted EM’s gross profit margins.

Selling, General and Administrative Expenses

Selling, general and administrative (SG&A) expenses in fiscal 2008 were $1.56 billion, a $201.4 million increase, or 14.8%, compared with fiscal 2007. The year-over-year increase in SG&A expenses was primarily due to acquisitions and the weakening of the US dollar versus the Euro. Management estimates that approximately $70.8 million of the SG&A expense increase was attributable to the translation impact of changes in foreign currency exchange rates. SG&A expenses were also impacted by the overall volume increase due to acquisitions. Furthermore, management believed that during second half of fiscal 2008, SG&A expenses were higher than necessary to support the level of business in certain business segments due to revenue weakness in those segments. As a result, during the second half of fiscal 2008, management took actions, as described in Restructuring, Integration and Other Charges, to adjust the Company’s cost structure as deemed appropriate. Further cost reduction initiatives are taking place in the first quarter of fiscal 2009 to address continued weakness in certain business segments.

Metrics that management monitors with respect to its operating expenses are SG&A expenses as a percentage of sales and as a percentage of gross profit. In fiscal 2008, SG&A expenses were 8.7% of sales and 67.6% of gross profit as compared with 8.7% and 66.5%, respectively, in fiscal 2007. SG&A expenses as a percentage of sales for fiscal 2008 were flat as compared with fiscal 2007, however, SG&A expenses as a percentage of gross profits were up 108 basis points. As previously discussed, management has taken actions to address the factors they believe had an impact on the lack of attainment of SG&A expense metrics.

SG&A expenses in fiscal 2007 were $1.36 billion, a $18.1 million increase, or 1.3%, compared with fiscal 2006. Excluding the translation impact of changes in foreign currency exchange rates, SG&A expenses were down 1.2%. The year-over-year comparison of expenses was positively impacted by the divestitures of businesses in the second half of fiscal 2006, further cost-reduction initiatives during fiscal 2007 (see Restructuring, Integration and Other Charges for further discussion) and the synergy benefits associated with the Memec integration during fiscal 2006. SG&A expenses as a percentage of sales were 8.7% in fiscal 2007, down 75 basis points, as compared with 9.4% in fiscal 2006. SG&A expenses as a percentage of gross profit were 66.5% in fiscal 2007, down 660 basis points, as compared with 73.1% in fiscal 2006; however, this metric for fiscal 2006 was negatively impacted by the $9.0 million line termination charge (see Restructuring, Integration and Other Charges for further discussion). The year-over-year improvement in both of these metrics is primarily due to the Company’s realization of operating expense synergies following the acquisition and integration of Memec. The metrics were also positively impacted by the Company’s ongoing focus on managing levels of operating costs through its various operational excellence initiatives.

Restructuring, Integration and Other Charges

Fiscal 2008

During fiscal 2008, the Company incurred restructuring, integration and other charges totaling $38.9 million pre-tax, $31.5 million after tax and $0.21 per share on a diluted basis, related to cost reductions considered necessary by management to improve the performance at certain business units and integration costs associated with recently acquired businesses. The restructuring charges related primarily to severance and facility exit costs. Integration costs recorded during fiscal 2008 included professional fees, facility moving costs, travel, meeting, marketing and communication costs that were incrementally incurred as a result of the integration efforts of the recently acquired businesses. The total of the restructuring charges and integration costs, net of $0.7 million for reversals of excess lease and severance reserves established in prior fiscal periods, amounted to $29.9 million pre-tax, $21.9 million after tax and $0.15 per share on a diluted basis. Other charges included $6.0 million pre-tax, $7.7 million after tax and $0.05 per share on a diluted basis related to the settlement of an indemnification to a former executive of an acquired company (which was not tax deductible) and provision for additional environmental costs associated with the reassessment of existing environmental matters which amounted to $3.0 million pre-tax, $1.8 million after tax and $0.01 per share on a diluted basis.

The cost reduction actions taken during fiscal 2008 included severance charges related to personnel reductions of over 350 employees in administrative, finance and sales functions. Personnel reductions consisted of 100 employees in all three regions of EM and over 250 in the Americas and EMEA for TS. The facility exit charges related to five vacated office facilities, which included two facilities in the EM EMEA region, two in the TS EMEA region and one in the TS Asia region. These facility exit charges consisted of reserves for remaining lease liabilities and the write-down of leasehold improvements and other fixed assets. Other charges incurred included contractual obligations with no on-going benefit to the Company.

The total amounts utilized during fiscal 2008 consisted of $8.4 million in cash payments and $0.7 million for the non-cash write downs of assets. As of June 28, 2008, management expects the majority of the remaining severance reserves to be utilized in fiscal 2009, the remaining facility exit cost reserves to be utilized by the end of fiscal 2013 and other contractual obligations to be utilized by the end of fiscal 2010.

Fiscal 2007

During fiscal 2007, the Company incurred certain restructuring, integration and other charges amounting to $7.4 million pre-tax, $5.3 million after tax and $0.03 per share on a diluted basis as a result of cost-reduction initiatives in all three regions, the acquisition of Access on December 31, 2006 and other items. This included restructuring charges of $13.6 million consisting of severance costs of $10.8 million, facility exit-costs of $1.0 million, and other contract termination costs of $1.8 million. In addition, in connection with the Access acquisition, the Company recorded integration costs of $7.3 million. The Company also recorded in “restructuring, integration and other charges” the write-down of $0.7 million related to an Avnet-owned building in EMEA, and the reversal of $1.7 million related primarily to excess severance and lease reserves, certain of which were previously established through “restructuring, integration and other charges” in prior fiscal periods. Partially offsetting these charges was a pre-tax benefit of $12.5 million which resulted from the favorable outcome of a contingent liability acquired in connection with an acquisition completed in a prior year.

Severance charges related to Avnet personnel reductions of 96 employees in all three regions of EM and 42 employees in TS Americas and EMEA (a total of 138 employees) in administrative, finance and sales functions associated with the cost reduction initiatives implemented during the third and fourth quarter of fiscal 2007 as part of the Company’s continuing focus on operational efficiency, and Avnet employees who were deemed redundant as a result of the Access integration. The facility exit charges related to vacated Avnet facilities in the Americas and Japan. Other charges consisted primarily of Avnet IT-related and other asset write-downs and other contract termination costs. Included in the asset write-downs were Avnet software in the Americas that was made redundant as a result of the acquisition of Access, Avnet system hardware in EMEA that was replaced with higher capacity hardware to handle increased capacity due to the addition of Access, and the write-down of certain capitalized construction costs abandoned as a result of the acquisition. Other charges incurred included contractual obligations related to abandoned activities, the write-down of an Avnet-owned building in EMEA and Access integration costs. The write-down of the building was based on management’s estimate of the current market value and possible selling price, net of selling costs, for the property. The integration costs related to incremental salary costs, primarily of Access personnel, who were retained following the close of the acquisition solely to assist in the integration of Access’ IT systems, administrative and logistics operations into those of Avnet. These personnel had no other meaningful day-to-day operational responsibilities outside of the integration efforts. Also included in integration costs are certain professional fees, travel, meeting, marketing and communication costs that were incrementally incurred solely related to the Access integration efforts.

Of the $13.6 million recorded to expense related to the cost-reduction activities and exit-related activity associated with the Access integration, $0.7 million represented non-cash write-downs. As of June 28, 2008, the remaining reserves totaled $0.5 million which included severance reserves of $0.3 million and facility exit reserves for leases of $0.2 million. Management expects the majority of the reserves to be utilized in fiscal 2009.

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

The restructuring and other charges (excluding integration charges discussed below) incurred during fiscal 2006 related to the integration of Memec totaled $31.6 million pre-tax, $24.2 million after-tax and $0.16 per share on a diluted basis. The pre-tax charges included inventory write-downs due to the Company’s decision to terminate certain supplier relationships in connection with the acquisition of Memec amounting to $9.0 million recorded in “cost of sales” as discussed below. The remaining pre-tax charge of $22.6 million, which was included in “restructuring, integration and other charges” in the accompanying consolidated statement of operations, included $16.4 million for severance costs, $2.6 million of facility exit costs related primarily to remaining lease obligations on exited facilities, $2.4 million for the write-down of certain capitalized IT-related initiatives, primarily in the Americas, and $1.2 million for other charges related primarily to other contractual obligations that were no longer utilized in the combined Avnet and Memec business.

The charge for terminated inventory lines related to the Company’s strategic decision during the first half of fiscal 2006 to exit certain product lines within EM in the Americas as a result of the Memec acquisition. The charge in the third quarter of fiscal 2006 was a result of similar strategic decisions made in the EMEA region. The terminated lines were product lines that Avnet management elected not to continue with the combined Avnet and Memec business. As a result, management recorded a write-down of the related inventory on hand to fair market value due to the lack of contractual return privileges when a line is terminated by Avnet. Severance charges incurred during fiscal 2006 related to work force reductions of over 250 personnel primarily in administrative and support functions in the EMEA and Americas regions. The positions eliminated were Avnet personnel that were deemed redundant by management as a result of the integration of Memec into Avnet. The facility exit charges related to liabilities for remaining non-cancelable lease obligations and the write-down of leasehold improvements and other property, plant and equipment relating to the facilities being exited due to the integration of Memec. The facilities, which supported administrative and support functions, and some sales functions, were identified for consolidation based upon the termination of certain personnel discussed above and the relocation of other personnel into other existing Avnet facilities. The IT-related charges resulted from management’s review of certain capitalized systems and hardware as part of the integration effort. A substantial portion of this write-off, which was recorded in the first quarter of fiscal 2006, relates to mainframe hardware that was scrapped due to the purchase of new, higher capacity hardware to handle the increased capacity needs with the addition of Memec. Similarly, certain capitalized IT assets were written off when they became redundant either to other acquired systems or new systems under development in the first quarter of fiscal 2006 as a result of the acquisition of Memec. Other charges in fiscal 2006 related primarily to certain other contractual obligations and contract termination charges.

Of the $31.6 million recorded to expense for the Memec-related restructuring activity during fiscal 2006, $11.6 million represented non-cash asset write-downs, which consisted primarily of the charge to cost of sales for inventory write-downs and the write-down of IT and other fixed assets. In addition, certain severance and lease liabilities in the amount of $1.3 million were assumed by the buyer of the net assets of a small, non-core EM business in the EMEA region (see Gain (Loss) on Sale of Assets, net in this MD&A for further discussion). Of the remaining Memec-related charges, $15.4 million was paid during fiscal 2006. As of June 28, 2008, remaining Memec-related reserves related to the restructuring actions taken in fiscal 2006 totaled $0.05 million relating to facility exit costs that management expects to be utilized by fiscal 2010.

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

Restructuring and other charges related to business line divestitures and other actions

During the third quarter of fiscal 2006, the Company divested two of its end-user business lines in TS Americas (see Gain (Loss) on Sales of Assets, net in this MD&A for further discussion). As a result, restructuring charges were incurred due to certain actions taken by the Company following these divestitures. The Company also incurred restructuring costs and other charges relating to certain cost-cutting measures and other actions taken by TS in the EMEA region and certain actions at corporate in fiscal 2006. The restructuring and other charges incurred during the fiscal 2006 related to these actions totaled $16.5 million pre-tax, $11.0 million after-tax and $0.08 per share on a diluted basis. The pre-tax charges, which are included in “restructuring, integration and other charges” in the accompanying consolidated statement of operations, consisted of severance costs of $5.9 million related to TS operations in the Americas and EMEA regions, facility exit costs in the Americas and EMEA regions totaling $6.5 million, and $4.1 million for other charges. Other charges included $3.2 million pre-tax, which related primarily to a curtailment charge resulting from a small UK-based pension plan that the Company elected to terminate, $1.8 million related to the reassessment of an existing environmental liability, $0.4 million of other charges, and a reversal of $1.3 million for charges recorded through restructuring charges in prior fiscal years primarily in TS EMEA.

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

Of the $16.5 million recorded to expense for these restructuring and other charges during fiscal 2006, $3.3 million represented non-cash asset write-downs, which consisted primarily of the write-down to fair value of the owned facilities in EMEA and the Americas and certain furniture, fixtures and equipment in leased facilities. Of the remaining charges, $5.1 million was paid during fiscal 2006. As of June 28, 2008, remaining reserves related to the non-Memec related restructuring activities taken in fiscal 2006 totaled $0.8 million, which related primarily to facility exit costs, the majority of which management expects to utilize by fiscal 2013.

While the above charges related to Avnet personnel, facilities and operations, and are therefore recorded through Avnet’s consolidated statements of operations as “restructuring, integration and other charges”, the Company also recorded numerous purchase accounting adjustments during fiscal 2006 related to the acquired personnel and operations of Memec. These adjustments were generally recorded as part of the allocation of purchase price and, therefore, were not recorded in the Company’s consolidated statement of operations. During fiscal 2006, the Company established and approved plans to integrate the acquired operations into all three regions of the Company’s EM operations, for which the Company recorded $73.3 million in exit-related purchase accounting adjustments. These purchase accounting adjustments consist primarily of $32.5 million for severance for Memec workforce reductions of over 700 personnel (including senior management, administrative, finance and certain operational functions) primarily in the Americas and EMEA; $36.2 million for lease and other contract termination costs; and $4.6 million for remaining commitments and termination charges related to other contractual commitments of Memec that will no longer be of use in the combined business. Of these exit-related purchase accounting adjustments recorded in fiscal 2006, $43.1 million was paid out in cash during fiscal 2006 and $7.7 million were non-cash write-downs.

As of June 28, 2008, remaining reserves related to these purchase accounting reserves totaled $10.3 million, of which $0.4 million related to severance reserves, the majority of which management expects to utilize during fiscal 2009, facility exit costs of $7.9 million and other costs of $2.0 million, the majority of which management expects to utilize by the end of fiscal 2013. During fiscal 2008, $0.3 million of the reserves initially recorded through purchase accounting were deemed excessive and were reversed through goodwill.

Operating Income

Operating income for fiscal 2008 was $710.4 million, or 3.96% of consolidated sales, as compared with operating income of $678.3 million, or 4.33% of consolidated sales, in fiscal 2007. Operating income margin declined 37 basis points over the prior year primarily due to the results at TS and the mix of business between EM and TS as described previously in this MD&A. TS reported operating income of $261.0 million as compared with $232.2 million in fiscal 2007. TS operating income margin declined to 3.42% in fiscal 2008 from 3.87% in fiscal 2007. EM reported operating income of $564.4 million in fiscal 2008 as compared with $529.9 million in fiscal 2007 and operating income margin was 5.46% and 5.47% for fiscal 2008 and 2007, respectively. Corporate operating expenses decreased $0.3 million to $76.1 million in fiscal 2008 as compared to $76.4 million in fiscal 2007. Included in operating income in both the current and prior year were restructuring, integration and other charges as described above totaling $38.9 million and $7.4 million, respectively.

Operating income for fiscal 2007 was $678.3 million, or 4.33% of consolidated sales, as compared with operating income of $433.1 million, or 3.04% of consolidated sales, in fiscal 2006. The gross margin and operating expense trends discussed previously in this MD&A contributed to the 129 basis point improvement in operating income margin year over year. The operating income margin in fiscal 2007 as compared with fiscal 2006 benefited by 10 basis points as a result of the change to net revenue reporting for supplier service contracts and was negatively impacted by 5 basis points from the restructuring, integration and other charges in connection with the cost reduction initiatives and the Access integration activity as well as other items previously discussed, which amounted to $7.4 million pre-tax. In comparison, operating income for fiscal 2006 was negatively impacted by a total of $69.9 million (0.5% of consolidated sales) for restructuring charges previously described. See Restructuring, Integration and Other Charges for further discussion. The overall improvement in operating income margin without these charges was driven by the increased sales volume, gross profit margin growth, continued focus on cost management and the full benefit of the synergies achieved subsequent to the successful Memec integration completed at the end of fiscal 2006.

Interest Expense and Other Income, net

Interest expense for fiscal 2008 totaled $72.3 million, down $4.9 million, or 6.3%, as compared with $77.2 million in fiscal 2007. The year-over-year decrease in interest expense for fiscal 2008 was primarily the result of a lower effective interest rate on short-term debt outstanding and refinancing activities which occurred during fiscal 2007, whereby higher interest rate debt was repaid or replaced with lower interest rate debt as described further below. See also Financing Transactions for further discussion of the Company’s outstanding debt.

Interest expense for fiscal 2007 totaled $77.2 million, down $19.3 million, or 20.0%, from interest expense of $96.5 million in fiscal 2006. The decrease in interest expense is attributable to the reduction in the average debt balance year over year and a lower effective interest rate on debt outstanding during fiscal 2007. The lower effective interest rate is a direct result of the refinancing activities that occurred in fiscal 2006 and fiscal 2007, whereby higher interest rate debt was repaid or replaced with lower interest rate debt. Specifically, during the fourth quarter of fiscal 2006, the Company repurchased $113.6 million of its 9 3/4% Notes due February 15, 2008 with available liquidity. During fiscal 2007, the Company issued $300.0 million principal amount of 6.625% Notes due 2016 in September 2006, and used the proceeds and available liquidity to fund the repurchase of $361.4 million of the 9 3/4% Notes, which was completed in October 2006. The Company also repaid the remaining $143.7 million of the 8.00% Notes that matured on November 15, 2006 and, in March 2007, the Company issued $300.0 million principal amount of 5.875% Notes due 2014 and used the proceeds to repay amounts outstanding under the 2005 Credit Facility and the Securitization Program. See Financing Transactions for further discussion of the Company’s outstanding debt.

Other income, net, was $21.0 million in fiscal 2008 as compared with $9.9 million in fiscal 2007. The year-over-year increase was primarily due to foreign currency exchange gains compared with losses in the prior year, higher interest income resulting from higher investment balances, and income from an equity method investment compared with losses in the prior year.

Other income, net, was $9.9 million in fiscal 2007 as compared with $4.8 million in fiscal 2006. The increase in fiscal 2007 other income, net, compared with fiscal 2006 was primarily the result of higher short-term interest rates in combination with higher cash balances. In addition, during fiscal 2007, the Company recorded a benefit in other income due to the recovery of a non-trade receivable during the first quarter, however, this benefit was offset by equity method investment losses.

Gain (Loss) on Sale of Assets, net

During fiscal 2008, the Company recognized a gain on sale of assets totaling $49.9 million pre-tax, $32.2 million after tax and $0.21 per share on a diluted basis. In April 2008, the Company sold its equity investment in Calence LLC and recognized a gain of $42.4 million pre-tax, $25.9 million after tax and $0.17 per share on a diluted basis. In

October 2007, the Company sold a building in the EMEA region and recognized a gain of $4.5 million pre- and after tax and $0.03 per share on a diluted basis. Due to local tax allowances, the building sale was not taxable. The Company also recognized a gain of $3.0 million pre-tax, $1.8 million after tax and $0.01 per share on a diluted basis for the receipt of contingent purchase price proceeds related to the fiscal 2006 sale of a TS end-user business discussed below.

During fiscal 2007, the Company recorded a gain related to the receipt of contingent purchase price proceeds from the fiscal 2006 sale of a TS end-user business. The gain amounted to $3.0 million pre-tax, $1.8 million after tax and $0.01 per share on a diluted basis. During fiscal 2006, the Company divested two TS end-user business lines in the Americas and two EM specialty business lines in EMEA. In TS, the Company sold its Americas end-user server and storage business line to a value-added reseller. As a result of these divestitures, a gain of $10.9 million pre-tax, $7.3 million after tax and $0.05 per share on a diluted basis was recorded in the third quarter of fiscal 2006. The Company also contributed cash and certain operating assets and liabilities of its TS Americas end-user network solutions business into a joint venture with Calence, Inc. in exchange for an investment interest in the joint venture, called Calence, LLC. In EM, the Company sold two small, non-core business lines in its EMEA region during the fourth quarter of fiscal 2006 for which no tax benefit was available and, as a result, recorded a loss of $13.6 million pre-tax, $14.3 million after tax and $0.10 per share on a diluted basis. The total impact of these divestitures in fiscal 2006 was a net loss of $2.6 million pre-tax, $7.1 million after tax and $0.05 per share on a diluted basis.

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

Income Tax Provision

Avnet’s effective tax rate on its income before income taxes was 29.6% in fiscal 2008 as compared with 33.0% in fiscal 2007. The year-over-year decrease in effective tax rate was primarily due to the combination of:

(i)	certain statutory tax rate reductions;

(ii)	a favorable audit settlement; offset by,

(iii)	the recognition of transfer pricing exposures; and

(iv)	a change to estimates on existing tax positions.

In addition, there was a negative impact on the tax rate in the prior year due to an additional tax provision for transfer pricing exposures in Europe, which effectively increased the prior year’s tax rate.

Avnet’s effective tax rate on its income before taxes for fiscal 2007 was 33.0% as compared with an effective tax rate of 35.3% in fiscal 2006. The decrease in the fiscal 2007 effective tax rate over prior year is attributable to:

(i)	the mix of pre-tax income towards the lower statutory tax rate jurisdictions;

(ii)	a similar dollar amount as compared with prior years of net contingency reserves, including the additional tax provision for transfer pricing exposures in Europe as mentioned above, applied against significantly higher pre-tax income; and

(iii)	the negative impact which increased prior year’s effective tax rate related to the loss on the sale of an EM business for which no tax benefit was available.

Net Income

As a result of the factors described in the preceding sections of this MD&A, the Company’s net income was $499.1 million, or $3.27 per share on a diluted basis, in fiscal 2008 as compared with net income of $393.1 million, or

$2.63 per share on a diluted basis, in fiscal 2007 and net income of $204.5 million, or $1.39 per share on a diluted basis, in fiscal 2006. Fiscal 2008 results were positively impacted by a total of $14.7 million after tax, or $0.09 per share on a diluted basis, as presented in the following table.

	Year Ended June 28, 2008
	Operating	Pre-tax	Net	Diluted
	Income	Income	Income	EPS
	($ in thousands, except per share data)

Restructuring, integration and other charges	$(38,942)	$(38,942)	$(31,469)	$(0.21)
Gain on sale of assets	—	49,903	32,244	0.21
Net reduction in tax reserves	—	—	13,897	0.09

Total	$(38,942)	$10,961	$14,672	$0.09

In comparison with fiscal 2008, the fiscal 2007 results were negatively impacted by a total of $20.0 million after tax, or $0.13 per share on a diluted basis, as detailed in the following table.

	Year Ended June 30, 2007
	Operating	Pre-tax	Net	Diluted
	Income	Income	Income	EPS
	($ in thousands, except per share data)

Restructuring, integration and other charges	$(7,353)	$(7,353)	$(5,289)	$(0.03)
Gain on sale of assets	—	3,000	1,814	0.01
Debt extinguishment costs	—	(27,358)	(16,538)	(0.11)

Total	$(7,353)	$(31,711)	$(20,013)	$(0.13)

In comparison with fiscal 2007, the fiscal 2006 results were negatively impacted by a total of $70.6 million after tax, or $0.48 per share on a diluted basis, as detailed in the following table.

	Year Ended July 1, 2006
	Gross	Operating	Pre-tax	Net	Diluted
	Profit	Income	Income	Income	EPS
	($ in thousands, except per share data)

Restructuring, integration and other charges	$(8,977)	$(69,960)	$(69,960)	$(49,870)	$(0.34)
Loss on sale of assets, net	—	—	(2,601)	(7,074)	(0.05)
Debt extinguishment costs	—	—	(22,585)	(13,653)	(0.09)

Total	$(8,977)	$(69,960)	$(95,146)	$(70,597)	$(0.48)

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

Valuation of Inventories

Inventories are recorded at the lower of cost (first in — first out) or estimated market value. The Company’s inventories include high-technology components, embedded systems and computing technologies sold into rapidly changing, cyclical and competitive markets wherein such inventories may be subject to early technological obsolescence.

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

The Company establishes reserves for potentially unfavorable outcomes of positions taken on certain tax matters. These reserves are based on management’s assessment of whether a tax benefit is more likely than not to be sustained upon examination by tax authorities. There may be differences between the anticipated and actual outcomes of these matters that may result in reversals of reserves or additional tax liabilities in excess of the reserved amounts. To the extent such adjustments are warranted, the Company’s effective tax rate may potentially fluctuate as a result.

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

Contingencies and Litigation

The Company is involved in various legal proceedings and other claims related to environmental, labor, product liability, intellectual property and other matters, all of which arise in the normal course of business. The Company is required to assess the likelihood of any adverse judgment or outcome to these matters, as well as the range of potential losses. A determination of the reserves required, if any, is made after careful analysis by management and internal and, when necessary, external counsel. The required reserves may change in the future due to developments or a change in circumstances, which could increase or decrease earnings in the period the changes are effective.

Revenue Recognition

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

Recently Issued Accounting Pronouncements

See Note 1 in the Notes to Consolidated Financial Statements contained in Item 15 of this Report for the discussion of recently issued accounting pronouncements.

Liquidity and Capital Resources

Cash Flows

Cash Flows from Operating Activities

During fiscal 2008, the Company generated $453.6 million of cash and cash equivalents from its operating activities as compared with $724.6 million in fiscal 2007. These results are comprised of: (1)  cash flow generated from net income excluding non-cash and other reconciling items, which consist of the add-back of depreciation and amortization, deferred income taxes, stock-based compensation, gain on sale of assets and other non-cash items (primarily the provision for doubtful accounts and periodic pension costs) and (2)  cash flow generated from (used for) working capital, excluding cash and cash equivalents. The working capital outflow in fiscal 2008 was driven by cash payments on accounts payable ($123.3 million) and other items ($170.7 million), partially offset by collection of receivables and a reduction in inventory. The cash outflow for payables was primarily attributable to TS and the cash outflow for other items was primarily a result of income tax payments.

During fiscal 2007, the Company generated $724.6 million of cash and cash equivalents from its operating activities of which $126.2 million was generated from working capital, excluding cash and cash equivalents. TS experienced growth in receivables as well as payables driven, in part, by the acquisition of the Access business for which the largest supplier is Sun Microsystems whose strongest quarter is typically its June fiscal year end. The reduction in inventory was a net result of EM’s decrease of $74 million partially offset by a small increase in inventory at TS. In addition, during fiscal 2007, the Company paid $29.7 million associated with the restructuring, integration and other charges and exit-related costs accrued through purchase accounting.

In fiscal 2006, the Company utilized $423.4 million of cash and cash equivalents for working capital needs. The working capital outflows consisted of growth in receivables ($254.7 million), growth in inventory ($142.6 million), growth in accounts payable ($99.7 million) and outflow for other working capital items ($125.8 million). The driver of the change in working capital included organic sales growth and a small investment in inventory at TS. In addition, the Company paid $92.9 million during fiscal 2006 relating to restructuring, integration and payments of amounts accrued in purchase accounting associated with the Memec acquisition, and restructuring and other costs as a result of the sale of two TS business lines and other actions taken during fiscal 2006. See Results of Operations — Restructuring, Integration and Other Charges discussed elsewhere in this MD&A. The Company also made an accelerated contribution to the Company’s pension plan during the first quarter of fiscal 2006, totaling $58.6 million and used $27.0 million primarily for premiums, transaction costs and other costs associated with the refinancing and repurchasing of its Notes and credit facilities (see Financing Transactions below).

Cash Flows from Investing Activities

The Company’s cash flows associated with investing activities during fiscal 2008 were primarily the result of acquisitions discussed previously in this MD&A and amounted to $369.4 million. In addition, the Company received proceeds of $68.6 million related to the gain on sale of assets in connection with the sale of the Company’s equity investment and the receipt of contingent purchase price proceeds (see Results of Operations — Gain (Loss) on Sale of Assets, net). Other investing activities included capital expenditures primarily for system development costs, computer hardware and software.

For fiscal 2007, the Company’s cash flows associated with investing activities included capital expenditures related to system development costs, computer hardware and software expenditures as well as certain leasehold improvement costs. Also included in cash flows from investing activities is cash used for the acquisition of Access, Azure and a small distributor business in Italy, net of contingent purchase price proceeds received (see Results of Operations — Gain (Loss) on Sale of Assets, net discussed elsewhere in this MD&A).

The cash flows associated with investing activities included capital expenditures during fiscal 2006, primarily related to certain information technology hardware and software purchases, a new mainframe purchase and the ongoing development of one additional operating system to replace one of the systems that was disposed of as part of the restructuring, integration and other charges (see Results of Operations — Restructuring, Integration and Other Charges for further discussion). Also included in cash flows used in investing activities for fiscal 2006 is $294.3 million for acquisitions and investments net of divestitures which relate primarily to the following: (1) $297.5 million associated with the Company’s acquisition of Memec, including the retirement of substantially all of Memec’s debt at the time of the acquisition; (2) $13.9 million cash contribution to the Calence, LLC joint venture; and (3) $5.7 million for the purchase of shares held by a minority interest holder in one of the Company’s Israeli subsidiaries, an additional earn-out payment associated with a small acquisition completed in fiscal 2005 and other items; net of (4) cash inflow of $22.8 million relating to the divestiture of the TS end-user business lines during the third quarter and EM business lines during the fourth quarter of fiscal 2006.

Cash Flows from Financing Activities

During fiscal 2008, 2007 and 2006, the Company used $41.9 million, $35.6 million and $34.6 million, respectively, of cash for net debt repayments. (see Financing Transactions below for further discussion). Other financing activities, net, in fiscal 2008, 2007 and 2006 were primarily a result of cash received for the exercise of stock options and the associated excess tax benefit.

Capital Structure

The Company uses a variety of financing arrangements, both short-term and long-term, to fund its operations. The Company also uses diversified sources of funding so that it does not become overly dependent on one source and to achieve lower cost of funding through these different alternatives. These financing arrangements include public bonds, short-term and long-term bank loans and an accounts receivable securitization program. For a detailed description of the Company’s external financing arrangements outstanding at June 28, 2008, refer to Note 7 to the consolidated financial statements appearing in Item 15 of this Report.

The following table summarizes the Company’s capital structure as of the end of fiscal 2008 with a comparison with the end of fiscal 2007:

	June 28,	% of Total	June 30,	% of Total
	2008	Capitalization	2007	Capitalization
	(Dollars in thousands)

Short-term debt	$43,804	0.8%	$53,367	1.1%
Long-term debt	1,181,498	22.1	1,155,990	25.1

Total debt	1,225,302	22.9	1,209,357	26.2
Shareholders’ equity	4,134,691	77.1	3,400,645	73.8

Total capitalization	$5,359,993	100.0	$4,610,002	100.0

Financing Transactions

During the first quarter of fiscal 2008, the Company entered into a five-year $500.0 million unsecured revolving credit facility (the “Credit Agreement”) with a syndicate of banks which expires in September 2012. In connection with the Credit Agreement, the Company terminated its existing unsecured $500.0 million credit facility (the “2005 Credit Facility”) which was to expire in October 2010. Under the Credit Agreement, the Company may select from various interest rate options, currencies and maturities. The Credit Agreement contains certain covenants, all of which the Company was in compliance with as of June 28, 2008. As of the end of fiscal 2008, there were $19.7 million in borrowings outstanding under the Credit Agreement included in “other long-term debt” in the consolidated financial statements. In addition, there were $24.3 million in letters of credit issued under the Credit Agreement which represent a utilization of the Credit Agreement capacity but are not recorded in the consolidated balance sheet as the letters of credit are not debt. At June 30, 2007, there were no borrowings outstanding under the 2005 Credit Facility and $21.2 million in letters of credit were issued under the 2005 Credit Facility.

The Company has an accounts receivable securitization program (the “Program”) with a group of financial institutions that allows the Company to sell, on a revolving basis, an undivided interest of up to $450.0 million in eligible receivables while retaining a subordinated interest in a portion of the receivables. The Program does not qualify for sale accounting and has a one year term that expires in August 2008 which has been renewed on comparable terms for another year. There were no borrowings outstanding under the Program at June 28, 2008.

In March 2007, the Company issued $300.0 million of 5.875% Notes due March 15, 2014. The proceeds of $297.1 million from the offering, net of discount and underwriting fees, were used to repay amounts outstanding under the 2005 Credit Facility and the Securitization Program. The borrowings under the 2005 Credit Facility and the Securitization Program were used to fund the Access acquisition in fiscal 2007.

During October 2006, the Company redeemed all of its 9 3/4% Notes due February 15, 2008 (the “9 3/4% Notes”). The Company used the net proceeds of $296.1 million from the issuance in September 2006 of $300.0 million principal amount of 6.625% Notes due September 15, 2016 plus available liquidity, to repurchase the 9 3/4% Notes. In connection with the repurchase, the Company terminated two interest rate swaps with a total notional amount of $200.0 million that hedged a portion of the 9 3/4% Notes. Debt extinguishment costs incurred during the first quarter of fiscal 2007 as a result of the redemption totaled $27.4 million pre-tax, $16.5 million after tax, or $0.11 per share on a diluted basis, and consisted of $20.3 million for a make-whole redemption premium, $5.0 million associated with the two interest rate swap terminations, and $2.1 million to write-off certain deferred financing costs.

During November 2006, the Company repaid the remaining $143.7 million of the 8.00% Notes due November 15, 2006 (the “8.00% Notes”) on the maturity date.

In August 2005, the Company issued $250.0 million of 6.00% Notes due September 1, 2015. The proceeds from the offering, net of discount and underwriting fees, were $246.5 million. The Company used these proceeds, plus cash and cash equivalents on hand, to fund the tender and repurchase during the first quarter of fiscal 2006 of $254.1 million of the $400.0 million of 8.00% Notes due November 15, 2006. As a result of the tender and repurchases, the Company incurred debt extinguishment costs of $11.7 million pre-tax, $7.1 million after tax, or $0.05 per share on a diluted basis, relating primarily to premiums and other transaction costs. During the second quarter of fiscal 2006, the Company repurchased an additional $2.2 million of the 8.00% Notes.

In June 2006, the Company repurchased $113.6 million of the $475.0 million 9 3/4% Notes and, in connection with this repurchase, the Company terminated one of the interest rate swaps with a notional amount of $100.0 million that hedged a portion of the $475.0 million 9 3/4% Notes. The termination of this swap and repurchase of the related hedged debt resulted in debt extinguishment costs of $10.9 million pre-tax, $6.6 million after tax or $0.04 per share on a diluted basis. As a result of the tender and total repurchases in fiscal 2006 and the termination of interest rate swaps noted above, the Company incurred total debt extinguishment costs of $22.6 million pre-tax, $13.6 million after tax or $0.09 per share on a diluted basis, relating primarily to premiums and other transaction costs.

The Company’s $300.0 million of 2% Convertible Senior Debentures due March 15, 2034 (the “Debentures”) are convertible into Avnet common stock at a rate of 29.5516 shares of common stock per $1,000 principal amount of Debentures. The Debentures are only convertible under certain circumstances, including if: (i) the closing price of the Company’s common stock reaches $45.68 per share (subject to adjustment in certain circumstances) for a specified period of time; (ii) the average trading price of the Debentures falls below a certain percentage of the conversion value per Debenture for a specified period of time; (iii) the Company calls the Debentures for redemption; or (iv) certain corporate transactions, as defined, occur. The Company may redeem some or all of the Debentures for cash any time on or after March 20, 2009 at the Debentures’ full principal amount plus accrued and unpaid interest, if any. Holders of the Debentures may require the Company to purchase, in cash, all or a portion of the Debentures on March 15, 2009, 2014, 2019, 2024 and 2029, or upon a fundamental change, as defined, at the Debentures’ full principal amount plus accrued and unpaid interest, if any. In December 2004, the Company made an irrevocable election to satisfy the principal portion of the Debentures in cash and settle the remaining obligation with shares of common stock if and when the Debentures are converted.

In addition to its primary financing arrangements, the Company has several small lines of credit in various locations to fund the short-term working capital, foreign exchange, overdraft and letter of credit needs of its wholly owned subsidiaries in Europe, Asia and Canada. Avnet generally guarantees its subsidiaries’ debt under these facilities.

Covenants and Conditions

The securitization program discussed previously requires the Company to maintain certain minimum interest coverage and leverage ratios as defined in the Credit Agreement (see discussion below) in order to continue utilizing the Program. The Program agreement also contains certain covenants relating to the quality of the receivables sold. If these conditions are not met, the Company may not be able to borrow any additional funds and the financial institutions may consider this an amortization event, as defined in the agreement, which would permit the financial institutions to liquidate the accounts receivable sold to cover any outstanding borrowings. Circumstances that could affect the Company’s ability to meet the required covenants and conditions of the agreement include the Company’s ongoing profitability and various other economic, market and industry factors. Management does not believe that the covenants under the Program limit the Company’s ability to pursue its intended business strategy or future financing needs. The Company was in compliance with all covenants of the Program agreement at June 28, 2008.

The Credit Agreement discussed in Financing Transactions contains certain covenants with various limitations on debt incurrence, dividends, investments and capital expenditures and also includes financial covenants requiring the Company to maintain minimum interest coverage and leverage ratios, as defined. Management does not believe that the covenants in the Credit Agreement limit the Company’s ability to pursue its intended business strategy or future financing needs. The Company was in compliance with all covenants of the Credit Agreement as of June 28, 2008.

See Liquidity for further discussion of the Company’s availability under these various facilities.

Liquidity

The Company had total borrowing capacity of $950.0 million at June 28, 2008 under the Credit Agreement and the Securitization Program, against which $19.7 million in borrowings were outstanding and $24.3 million in letters of credit were issued under the Credit Agreement, which resulted in $906.0 million of net availability at the end of fiscal 2008. The Company also had $640.4 million of cash and cash equivalents at June 28, 2008. During fiscal 2008, the Company utilized $300.8 million of cash on hand, net of cash proceeds from the sale of assets, to fund the seven acquisitions completed in fiscal 2008. (See Note 2 to the accompanying consolidated financial statements in Item 15 of this Report). Subsequent to fiscal 2008 year end, the Company utilized approximately $230 million of cash and cash equivalents to fund three additional acquisitions that closed in the first quarter of fiscal 2009. The Company has no other significant financial commitments outside of normal debt and lease maturities discussed in Capital Structure and Contractual Obligations. Management believes that Avnet’s borrowing capacity, its current cash availability and the Company’s expected ability to generate operating cash flows are sufficient to meet its projected financing needs. Generally, the Company is more likely to utilize operating cash flows for working capital requirements in a growing electronic component and computer products industry. However, additional cash requirements for working capital are generally expected to be offset by the operating cash flows generated by the Company’s enhanced profitability resulting from the Company’s cost reductions achieved in recent years and its focus on profitable growth. The 5.875% Notes are the next significant public debt maturity due to mature in 2014. In addition, the Company may redeem some or all of the 2% Convertible Senior Debentures for cash any time on or after March 20, 2009 at the Debentures’ full principal amount plus accrued and unpaid interest, if any. Holders of the Debentures may require the Company to purchase, in cash, all or a portion of the Debentures on March 15, 2009, 2014, 2019, 2024 and 2029, or upon a fundamental change, as defined, at the Debentures’ full principal amount plus accrued and unpaid interest, if any. In December 2004, the Company made an irrevocable election to satisfy the principal portion of the Debentures in cash and settle the remaining obligation with shares of common stock if and when the Debentures are converted (see Financing Transactions for further discussion).

The following table highlights the Company’s liquidity and related ratios for the past two years:

COMPARATIVE ANALYSIS — LIQUIDITY

	Years Ended
	June 28,	June 30,	Percentage
	2008	2007	Change
	(Dollars in millions)

Current Assets	$5,971.1	$5,488.8	8.8%
Quick Assets	4,007.9	3,660.4	9.5
Current Liabilities	2,779.6	2,777.0	0.1
Working Capital	3,191.5	2,711.8	17.7
Total Debt	1,225.3	1,209.4	1.3
Total Capital (total debt plus total shareholders’ equity)	5,360.0	4,610.0	16.3
Quick Ratio	1.4:1	1.3:1
Working Capital Ratio	2.1:1	2.0:1
Debt to Total Capital	22.9%	26.2%

The Company’s quick assets (consisting of cash and cash equivalents and receivables) increased 9.5% from fiscal 2007 to fiscal 2008 due to an increase in receivables volume as a result of acquisitions that occurred during fiscal 2008 and an increase in cash and cash equivalents over prior year. Current assets also increased, similarly, due to acquisitions that occurred during fiscal 2008. Current liabilities were essentially flat. As a result of the factors noted above, total working capital increased by 17.7% during fiscal 2008. Total debt increased slightly by 1.3% since fiscal year end 2007 primarily due to debt acquired in connection with the fiscal 2008 acquisitions. Total capital grew primarily due to net income and foreign currency translation adjustments. Finally, the debt to capital ratio decreased to 22.9% from 26.2% as a result of the growth in capital since fiscal year end 2007.

Long-Term Contractual Obligations

The Company has the following contractual obligations outstanding as of June 28, 2008 (in millions):

		Due in Less	Due in	Due in	Due After
	Total	Than 1 Year	1-3 Years	4-5 Years	5 Years

Long-term debt, including amounts due within one year(1)	$1,228.0	$43.8	$10.3	$22.2	$1,151.7
Operating leases	$259.4	$71.3	$100.7	$58.0	$29.4

(1)	Excludes discount on long-term notes

At June 28, 2008, the Company had a liability for income tax contingencies (or unrecognized tax benefits) of $124.8 million. Management estimates approximately $22.5 million associated with the liability for unrecognized tax benefits is reasonably expected to be paid in the next twelve months. Cash payments associated with the remaining liability cannot reasonably be estimated as it is difficult to estimate the timing and amount of tax settlements. The Company does not currently have any material commitments for capital expenditures.

Item 7A.	Quantitative and Qualitative Disclosures About Market Risk

The Company seeks to reduce earnings and cash flow volatility associated with changes in interest rates and foreign currency exchange rates by entering into financial arrangements, from time to time, which are intended to provide a hedge against all or a portion of the risks associated with such volatility. The Company continues to have exposure to such risks to the extent they are not hedged.

The Company has used interest rate swaps that convert certain fixed rate debt to variable rate debt. During fiscal year 2007, the Company terminated its remaining swaps in connection with the redemption of its 9 3/4% Notes (see Financing Transactions). There were no interest rate swaps outstanding as of the end of fiscal years 2008 and 2007. The following table sets forth the scheduled maturities of the Company’s debt outstanding at June 28, 2008 (dollars in millions):

	Fiscal Year
	2009	2010	2011	2012	2013	Thereafter	Total

Liabilities:
Fixed rate debt(1)	$2.2	$8.2	$2.1	$1.3	$1.2	$1,151.7	$1,166.7
Floating rate debt	$41.6	$—	$—	$—	$19.7	$—	$61.3

(1)	Excludes discounts on long-term notes.

The following table sets forth the carrying value and fair value of the Company’s debt at June 28, 2008 (dollars in millions):

	Carrying Value at	Fair Value at	Carrying Value at	Fair Value at
	June 28, 2008	June 28, 2008	June 30, 2007	June 30, 2007

Liabilities:
Fixed rate debt(1)	$1,166.7	$1,145.5	$1,160.9	$1,217.0
Average interest rate	5.1%		5.1%
Floating rate debt	$61.3	$61.3	$51.5	$51.5
Average interest rate	2.5%		1.5%

(1)	Excludes discounts and premiums on long-term notes.

Many of the Company’s subsidiaries, from time to time, purchase and sell products in currencies other than their functional currencies. This subjects the Company to the risks associated with fluctuations in foreign currency exchange rates. The Company reduces this risk by utilizing natural hedging (offsetting receivables and payables) as well as by creating offsetting positions through the use of derivative financial instruments, primarily forward foreign exchange contracts with maturities of less than sixty days. The Company adjusts all foreign denominated balances and any outstanding foreign exchange contracts to fair market value through the consolidated statements of operations. Therefore, the market risk related to foreign exchange contracts is offset by changes in valuation of the underlying items being hedged. The asset or liability representing the fair value of foreign exchange contracts is classified in the captions “other current assets” or “accrued expenses and other,” as applicable, in the accompanying consolidated balance sheets. A hypothetical 10% change in currency exchange rates under the contracts outstanding at June 28, 2008 would result in an increase or decrease of approximately $7.6 million to the fair value of the forward foreign exchange contracts, which would generally be offset by an opposite effect on the related hedged positions.

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

During the last quarter of fiscal 2008, there have been no changes to the Company’s internal control over financial reporting (as defined in Rule 13a-15(f) of the Exchange Act) that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

Management’s Report on Internal Control Over Financial Reporting

The Company’s management, including its Chief Executive Officer and Chief Financial Officer, is responsible for establishing and maintaining adequate internal control over financial reporting as defined in Rules 13a-15(f) and 15(d)-15(f) under the Exchange Act. The Company’s internal control over financial reporting is designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles in the United States of America. Because of inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, controls may become inadequate because of changes in conditions, or the degree of compliance with the policies or procedures may deteriorate. Management conducted an evaluation of the effectiveness of the Company’s internal control over financial reporting as of June 28, 2008. In making this assessment, management used the framework established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and concluded that the Company maintained effective internal control over financial reporting as of June 28, 2008.

The Company’s independent registered public accounting firm, KPMG LLP, has audited the effectiveness of the Company’s internal controls over financial reporting as of June 28, 2008, as stated in its audit report which is included herein.

Item 9B.	Other Information

Not applicable.

PART III

Item 10.	Directors, Executive Officers and Corporate Governance

The information called for by Item 10 is incorporated in this Report by reference to the Company’s definitive proxy statement relating to the Annual Meeting of Stockholders anticipated to be held on November 6, 2008.

Item 11.	Executive Compensation

The information called for by Item 11 is incorporated in this Report by reference to the Company’s definitive proxy statement relating to the Annual Meeting of Stockholders anticipated to be held on November 6, 2008.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The information called for by Item 12 is incorporated in this Report by reference to the Company’s definitive proxy statement relating to the Annual Meeting of Stockholders anticipated to be held on November 6, 2008.

Item 13.	Certain Relationships and Related Transactions, and Director Independence

The information called for by Item 13 is incorporated in this Report by reference to the Company’s definitive proxy statement relating to the Annual Meeting of Stockholders anticipated to be held on November 6, 2008.

Item 14.	Principal Accounting Fees and Services

The information called for by Item 14 is incorporated in this Report by reference to the Company’s definitive proxy statement relating to the Annual Meeting of Stockholders anticipated to be held on November 6, 2008.

PART IV

Item 15.	Exhibits and Financial Statement Schedules

a. The following documents are filed as part of this Report:

		Page

1.	Consolidated Financial Statements:
	Report of Independent Registered Public Accounting Firm	40
	Avnet, Inc. and Subsidiaries Consolidated Financial Statements:
	Consolidated Balance Sheets at June 28, 2008, and June 30, 2007	42
	Consolidated Statements of Operations for the years ended June 28, 2008, June 30, 2007 and July 1, 2006	43
	Consolidated Statements of Shareholders’ Equity for the years ended June 28, 2008, June 30, 2007 and July 1, 2006	44
	Consolidated Statements of Cash Flows for the years ended June 28, 2008, June 30, 2007 and July 1, 2006	45
	Notes to Consolidated Financial Statements	46
2.	Financial Statement Schedules:
	Schedule II (Valuation and Qualifying Accounts) for the years ended June 28, 2008, June 30, 2007 and July 1, 2006	78
	Schedules other than that above have been omitted because they are not applicable or the required information is shown in the financial statements or notes thereto
3.	Exhibits — The exhibit index for this Report can be found on pages	79 to 83

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

AVNET, INC.
(Registrant)

By:	/s/ ROY VALLEE
Roy Vallee,
Chairman of the Board, Chief Executive
Officer and Director

Date: August 27, 2008

Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the Registrant and in the capacities indicated on August 27, 2008.

Signature	Title

/s/ ROY VALLEE Roy Vallee	Chairman of the Board, Chief Executive Officer and Director

/s/ ELEANOR BAUM Eleanor Baum	Director

/s/ J. VERONICA BIGGINS J. Veronica Biggins	Director

/s/ LAWRENCE W. CLARKSON Lawrence W. Clarkson	Director

/s/ EHUD HOUMINER Ehud Houminer	Director

/s/ FRANK R. NOONAN Frank R. Noonan	Director

/s/ RAY M. ROBINSON Ray M. Robinson	Director

/s/ WILLIAM P. SULLIVAN William P. Sullivan	Director

/s/ GARY L. TOOKER Gary L. Tooker	Director

/s/ RAYMOND SADOWSKI Raymond Sadowski	Senior Vice President, Chief Financial Officer and Principal Accounting Officer

Report of Independent Registered Public Accounting Firm

The Board of Directors and Shareholders
Avnet, Inc.:

We have audited the accompanying consolidated balance sheets of Avnet, Inc. and subsidiaries (the Company) as of June 28, 2008 and June 30, 2007, and the related consolidated statements of operations, shareholders’ equity, and cash flows for each of the years in the three-year period ended June 28, 2008. In connection with our audits of the consolidated financial statements, we have also audited the financial statement schedule for each of the years in the three-year period ended June 28, 2008, as listed in the accompanying index. We also have audited the Company’s internal control over financial reporting as of June 28, 2008, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). The Company’s management is responsible for these consolidated financial statements, for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on these consolidated financial statements and an opinion on the Company’s internal control over financial reporting based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Avnet, Inc. and subsidiaries as of June 28, 2008 and June 30, 2007, and the results of their operations and their cash flows for each of the years in the three-year period ended June 28, 2008, in conformity with U.S. generally accepted accounting principles. Also in our opinion, the related financial statement schedule for each of the years in the three-year period ended June 28, 2008, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein. Furthermore, in our opinion, Avnet, Inc. maintained, in all material respects, effective internal control over financial reporting as of June 28, 2008, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.

As discussed in note 10 to the consolidated financial statements, effective June 30, 2007, the Company adopted Statement of Financial Accounting Standards No. 158, Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans — an Amendment of FASB Nos. 87, 88, 106 and 132(R). As discussed in note 9 to the consolidated financial statements, on July 1, 2007, the Company adopted the provisions of Financial Accounting Standards Board Interpretation No. 48, Accounting for Uncertainty in Income Taxes — an interpretation of FASB Statement No. 109.

/s/ KPMG LLP

Phoenix, Arizona
August 25, 2008

AVNET, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

	June 28,	June 30,
	2008	2007
	(Thousands, except share amounts)

ASSETS
Current assets:
Cash and cash equivalents	$640,449	$557,350
Receivables, less allowances of $76,690 and $102,121, respectively (Note 3)	3,367,443	3,103,015
Inventories	1,894,492	1,736,301
Prepaid and other current assets	68,762	92,179

Total current assets	5,971,146	5,488,845
Property, plant and equipment, net (Note 5)	227,187	179,533
Goodwill (Notes 2 and 6)	1,728,904	1,402,470
Other assets	272,893	284,271

Total assets	$8,200,130	$7,355,119

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Borrowings due within one year (Note 7)	$43,804	$53,367
Accounts payable	2,293,243	2,228,017
Accrued expenses and other (Note 8)	442,545	495,601

Total current liabilities	2,779,592	2,776,985
Long-term debt, less due within one year (Note 7)	1,181,498	1,155,990
Other long-term liabilities (Note 9 and 10)	104,349	21,499

Total liabilities	4,065,439	3,954,474

Commitments and contingencies (Notes 11 and 13)
Shareholders’ equity (Notes 4, 12 and 14):
Common stock $1.00 par; authorized 300,000,000 shares; issued 150,417,000 shares and 149,826,000 shares, respectively	150,417	149,826
Additional paid-in capital	1,122,852	1,094,210
Retained earnings	2,379,723	1,880,642
Accumulated other comprehensive income (Note 4)	482,178	276,509
Treasury stock at cost, 18,286 shares and 20,018 shares, respectively	(479)	(542)

Total shareholders’ equity	4,134,691	3,400,645

Total liabilities and shareholders’ equity	$8,200,130	$7,355,119

See notes to consolidated financial statements

AVNET, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

	Years Ended
	June 28,	June 30,	July 1,
	2008	2007	2006
	(Thousands, except per share amounts)

Sales	$17,952,707	$15,681,087	$14,253,630
Cost of sales (Note 17)	15,638,991	13,632,468	12,414,647

Gross profit	2,313,716	2,048,619	1,838,983
Selling, general and administrative expenses	1,564,391	1,362,993	1,344,922
Restructuring, integration and other charges (Note 17)	38,942	7,353	60,983

Operating income	710,383	678,273	433,078
Other income, net	20,954	9,876	4,760
Interest expense	(72,285)	(77,172)	(96,505)
Gain (loss) on sale of assets, net (Note 2 and 5)	49,903	3,000	(2,601)
Debt extinguishment costs (Note 7)	—	(27,358)	(22,585)

Income before income taxes	708,955	586,619	316,147
Income tax provision (Note 9)	209,874	193,552	111,600

Net income	$499,081	$393,067	$204,547

Net earnings per share (Note 14):
Basic	$3.32	$2.65	$1.40

Diluted	$3.27	$2.63	$1.39

Shares used to compute earnings per share (Note 14):
Basic	150,250	148,032	145,942

Diluted	152,420	149,613	147,150

See notes to consolidated financial statements

AVNET, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY
Years Ended June 28, 2008, June 30, 2007 and July 1, 2006

				Accumulated
		Additional		Other		Total
	Common	Paid-In	Retained	Comprehensive	Treasury	Shareholders’
	Stock	Capital	Earnings	Income	Stock	Equity
	(Thousands)

Balance, July 2, 2005	120,771	569,638	1,283,028	123,705	(109)	2,097,033
Net income	—	—	204,547	—	—	204,547
Translation adjustments (Note 4)	—	—	—	43,251	—	43,251
Minimum pension liability adjustment, net of tax of $13,059 (Notes 4, 10 and 15)	—	—	—	19,920	—	19,920

Comprehensive income (Note 4)						267,718

Stock issued for acquisition of Memec	24,011	394,194	—	—	—	418,205
Stock option and incentive programs, including related tax benefits of $112	1,885	46,504	—	—	(162)	48,227

Balance at July 1, 2006	146,667	1,010,336	1,487,575	186,876	(271)	2,831,183
Net income	—	—	393,067	—	—	393,067
Translation adjustments (Note 4)	—	—	—	83,094	—	83,094
Pension liability adjustment, net of tax of $4,181(Notes 4, 10 and 15)	—	—	—	6,539	—	6,539

Comprehensive income (Note 4)						482,700

Stock option and incentive programs, including related tax benefits of $15,597	3,159	83,874	—	—	(271)	86,762

Balance, June 30, 2007	149,826	$1,094,210	$1,880,642	$276,509	$(542)	$3,400,645
Net income	—	—	499,081	—	—	499,081
Translation adjustments (Note 4)	—	—	—	222,551	—	222,551
Pension liability adjustment, net of tax of $10,901 (Notes 4, 10 and 15)	—	—	—	(16,882)	—	(16,882)

Comprehensive income (Note 4)						704,750

Stock option and incentive programs, including related tax benefits of $3,840	591	28,642	—	—	63	29,296

Balance, June 28, 2008	150,417	$1,122,852	$2,379,723	$482,178	$(479)	$4,134,691

See notes to consolidated financial statements

AVNET, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Years Ended
	June 28,	June 30,	July 1,
	2008	2007	2006
	(Thousands)

Cash flows from operating activities:
Net income	$499,081	$393,067	$204,547
Non-cash and other reconciling items:
Depreciation and amortization	59,233	53,775	66,526
Deferred income taxes (Note 9)	107,148	99,604	52,169
Stock-based compensation (Note 12)	25,389	24,250	18,096
(Gain) loss on sale of assets, net (Note 2 and 5)	(49,903)	(3,000)	2,601
Other, net (Note 15)	24,192	30,745	60,374
Changes in (net of effects from business acquisitions):
Receivables	46,100	(129,351)	(254,691)
Inventories	36,453	53,678	(142,563)
Accounts payable	(123,348)	262,192	99,670
Accrued expenses and other, net	(170,728)	(60,321)	(125,843)

Net cash flows provided by (used for) operating activities	453,617	724,639	(19,114)

Cash flows from financing activities:
Issuance of notes in public offerings, net of issuance costs (Note 7)	—	593,169	246,483
Repayment of notes (Note 7)	—	(505,035)	(369,965)
(Repayment of) proceeds from bank debt, net	(22,428)	(122,999)	89,511
Payment of other debt, net (Note 7)	(19,500)	(780)	(643)
Other, net (Note 12)	8,881	69,512	30,991

Net cash flows (used for) provided by financing activities	(33,047)	33,867	(3,623)

Cash flows from investing activities:
Purchases of property, plant and equipment	(89,657)	(58,782)	(51,803)
Cash proceeds from sales of property, plant and equipment	12,061	2,774	4,368
Acquisitions and investments, net of cash acquired (Note 2)	(369,385)	(433,231)	(317,114)
Cash proceeds from divestitures, net of cash divested (Note 2)	68,601	3,445	22,779

Net cash flows used for investing activities	(378,380)	(485,794)	(341,770)

Effect of exchange rate changes on cash and cash equivalents	40,909	7,925	3,353

Cash and cash equivalents:
— increase (decrease)	83,099	280,637	(361,154)
— at beginning of year	557,350	276,713	637,867

— at end of year	$640,449	$557,350	$276,713

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

Investments — Investments in joint ventures and entities in which the Company has an ownership interest greater than 50% and exercises control over the venture are consolidated in the accompanying consolidated financial statements. Minority interests in the years presented, of which amounts are not material, are included in the caption “accrued expenses and other” in the accompanying consolidated balance sheets. Investments in joint ventures and entities in which the Company exercises significant influence but not control are accounted for using the equity method. The Company invests from time to time in ventures in which the Company’s ownership interest is less than 20% and over which the Company does not exercise significant influence. Such investments are accounted for under the cost method. The fair values for investments not traded on a quoted exchange are estimated based upon the historical performance of the ventures, the ventures’ forecasted financial performance and management’s evaluation of the ventures’ viability and business models. To the extent the book value of an investment exceeds its assessed fair value, the Company will record an appropriate impairment charge. Thus, the carrying value of the Company’s investments approximates fair value.

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

Goodwill — Goodwill represents the excess of the purchase price over the fair value of net assets acquired. In accordance with the Financial Accounting Standards Board (“FASB”) Statement of Financial Accounting Standards No. 142 (“SFAS 142”), Goodwill and Other Intangible Assets, the Company does not amortize goodwill. Instead, annual tests for goodwill impairment are performed by applying a fair-value based test to Avnet’s reporting units, defined as each of the three regional businesses, which are the Americas, EMEA (Europe, Middle East and Africa), and Asia, within each of the Company’s operating groups. The Company conducts its periodic test for goodwill impairment annually, on the first day of the fiscal fourth quarter. A two-step process is used to evaluate goodwill for impairment. The first step is to determine if there is an indication of impairment by comparing the estimated fair value of each reporting unit to its carrying value including existing goodwill. Goodwill is considered impaired if the carrying value of a reporting unit exceeds the estimated fair value. The second step, which is performed only if there is an indication of impairment, determines the amount of the impairment by comparing the

AVNET, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

implied fair value of the reporting unit’s goodwill with its carrying value. To estimate fair value of each reporting unit, the Company uses a combination of present value and multiple of earnings valuation techniques. The estimated fair values could change in the future due to changes in market and business conditions that could affect the assumptions and estimates used in these valuation techniques. The Company’s annual impairment tests in fiscal 2008, 2007 and 2006 yielded no impairments to the carrying value of the Company’s goodwill.

Foreign currency translation — The assets and liabilities of foreign operations are translated into U.S. dollars at the exchange rates in effect at the balance sheet date, with the related translation adjustments reported as a separate component of shareholders’ equity and comprehensive income. Results of operations are translated using the average exchange rates prevailing throughout the period. Transactions denominated in currencies other than the functional currency of the Avnet business unit that is party to the transaction (primarily trade receivables and payables) are translated at exchange rates in effect at the balance sheet date or upon settlement of the transaction. Gains and losses from such translation are recorded in the consolidated statements of operations as a component of “other income, net.” In fiscal 2008, 2007 and 2006, gains or losses on foreign currency translation were not material.

Income taxes — The Company follows the asset and liability method of accounting for income taxes. Deferred income tax assets and liabilities are recognized for the estimated future tax impact of differences between the financial statement carrying amounts of assets and liabilities and their respective tax bases. Deferred income tax assets and liabilities are measured using enacted tax rates in effect for the year in which those temporary differences are expected to be recovered or settled. Based upon historical and projected levels of taxable income and analysis of other key factors, the Company records a valuation allowance against its deferred tax assets, as deemed necessary, to state such assets at their estimated net realizable value. The effect on deferred income tax assets and liabilities of a change in tax rates is recognized in earnings in the period in which the new rate is enacted.

The Company establishes reserves for potentially unfavorable outcomes of positions taken on certain tax matters. These reserves are based on management’s assessment of whether a tax benefit is more likely than not to be sustained upon examination by tax authorities. There may be differences between the anticipated and actual outcomes of these matters that may result in reversals of reserves or additional tax liabilities in excess of the reserved amounts. To the extent such adjustments are warranted, the Company’s effective tax rate may potentially fluctuate as a result.

No provision for U.S. income taxes has been made for approximately $1,218,357,000 of cumulative unremitted earnings of foreign subsidiaries at June 28, 2008 because those earnings are expected to be permanently reinvested outside the U.S. A hypothetical calculation of the deferred tax liability, assuming that earnings were remitted, is not practicable.

Self-insurance — The Company is primarily self-insured for workers’ compensation, medical, and general, product and automobile liability costs; however, the Company also has a stop-loss insurance policy in place to limit the Company’s exposure to individual and aggregate claims made. Liabilities for these programs are estimated based upon outstanding claims and claims estimated to have been incurred but not yet reported based upon historical loss experience. These estimates are subject to variability due to changes in trends of losses for outstanding claims and incurred but not recorded claims, including external factors such as future inflation rates, benefit level changes and claim settlement patterns.

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

AVNET, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

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

During the third quarter of fiscal 2007, in conjunction with the acquisition of Access (see Note 2) and reflecting recent industry trends, the Company reviewed its method of recording revenue related to the sales of supplier service contracts and determined that such sales were to be classified on a net revenue basis rather than on a gross basis beginning the third quarter of fiscal 2007. Although this change reduced sales and cost of sales for the Technology Solutions (“TS”) operating group and on a consolidated basis, it had no impact on operating income, net income, cash flow or the balance sheet. The impact of this change on prior periods is that sales and cost of sales would have been reduced by $214,417,000, or 2.8%, for the first half of fiscal 2007 which is the period in fiscal 2007 before the change was effective, and by $387,326,000, or 2.7%, for fiscal 2006.

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

Stock-based compensation — Beginning in fiscal 2006, the Company adopted Statement of Financial Accounting Standards No. 123 (Revised 2004), Share-based Payment (“SFAS 123R”), which revised SFAS No. 123, Accounting for Stock-based Compensation and supersedes Accounting Principles Board Opinion No. 25 (“APB 25”), Accounting for Stock Issued to Employees. SFAS 123R requires all share-based payments, including grants of employee stock options, be measured at fair value and expensed in the consolidated statement of operations over the service period (see Note 12). Prior to fiscal 2006, the Company accounted for its stock-based compensation plans using the intrinsic value method initially prescribed by APB 25. In applying APB 25, no expense was recognized upon grant of stock options under the Company’s various stock option plans, except in the rare circumstances where the exercise price was less than the fair market value on the grant date, nor was expense recognized in connection with shares purchased by employees under the Employee Stock Purchase Plan (see Note 12).

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

AVNET, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Fair value of financial instruments — The carrying amounts of the Company’s financial instruments, including cash and cash equivalents, receivables and accounts payable approximate their fair values at June 28, 2008 due to the short-term nature of these instruments. See Note 7 for further discussion of the fair value of the Company’s fixed rate long-term debt instruments and see Investments in this Note 1 for further discussion of the fair value of the Company’s investments in unconsolidated entities.

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

Many of the Company’s subsidiaries, on occasion, purchase and sell products in currencies other than their functional currencies. This subjects the Company to the risks associated with fluctuations in foreign currency exchange rates. The Company reduces this risk by utilizing natural hedging (offsetting receivables and payables) as well as by creating offsetting positions through the use of derivative financial instruments, primarily forward foreign exchange contracts with maturities of less than sixty days. The Company adjusts all foreign denominated balances and any outstanding foreign exchange contracts to fair market value through the consolidated statements of operations. Therefore, the market risk related to the foreign exchange contracts is offset by the changes in valuation of the underlying items being hedged. The asset or liability representing the fair value of foreign exchange contracts is classified in the captions “other current assets” or “accrued expenses and other,” as applicable, in the accompanying consolidated balance sheets.

The Company has, from time to time, entered into hedge transactions that convert certain fixed rate debt to variable rate debt. To the extent the Company enters into such hedge transactions, those fair value hedges and the hedged debt are adjusted to current market values through interest expense in accordance with SFAS 133, as amended.

The Company generally does not hedge its investment in its foreign operations. The Company does not enter into derivative financial instruments for trading or speculative purposes and monitors the financial stability and credit standing of its counterparties.

Fiscal year — The Company operates on a “52/53 week” fiscal year, which ends on the Saturday closest to June 30th. Fiscal 2008, 2007 and 2006 all contained 52 weeks. Unless otherwise noted, all references to “fiscal 2008” or any other “year” shall mean the Company’s fiscal year.

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

AVNET, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Recent accounting pronouncements — In May 2008, the Financial Accounting Standards Board (“FASB”) issued FSP Accounting Principles Board 14-1 Accounting for Convertible Debt Instruments That May Be Settled in Cash upon Conversion (Including Partial Cash Settlement) (“FSP APB 14-1”). FSP APB 14-1 requires the issuer of certain convertible debt instruments that may be settled in cash (or other assets) on conversion to separately account for the liability (debt) and equity (conversion option) components of the instrument in a manner that reflects the issuer’s non-convertible debt borrowing rate. FSP APB 14-1 is effective for fiscal years beginning after December 15, 2008 on a retrospective basis, as such, will be effective beginning in the Company’s fiscal year 2010. The Company is evaluating the potential impact on its consolidated financial statements.

In March 2008, the FASB issued Statement of Financial Accounting Standards (“SFAS”) No. 161 Disclosures about Derivative Instruments and Hedging Activities — an amendment of FASB Statement No. 133 (“SFAS 161”). SFAS 161 requires enhanced disclosures about the objectives of derivative instruments and hedging activities, the method of accounting for such instruments under SFAS 133 and its related interpretations, and a tabular disclosure of the effects of such instruments and related hedged items on an entity’s financial position, financial performance and cash flows. SFAS 161 is effective for fiscal years beginning after November 15, 2008, as such, will be effective beginning in the Company’s fiscal year 2010. The Company is evaluating the disclosure requirements of SFAS 161; however, the adoption of SFAS 161 is not expected to have a material impact on the Company’s consolidated financial statements.

In December 2007, the FASB issued SFAS No. 141 (revised 2007) Business Combinations (“SFAS 141R”). SFAS 141R establishes the requirements for how an acquirer recognizes and measures the identifiable assets acquired, the liabilities assumed, any non-controlling interest in the acquiree and the goodwill acquired. SFAS 141R requires acquisition costs be expensed instead of capitalized as is required currently under SFAS 141 and also establishes disclosure requirements for business combinations. SFAS 141R applies to business combinations for which the acquisition date is on or after fiscal years beginning on or after December 15, 2008, as such, SFAS 141R is effective beginning in the Company’s fiscal year 2010. Although the Company is still evaluating the potential impact on its consolidated financial statements upon adoption of SFAS 141R, it does expect that, based upon the Company’s level of acquisition activity, there may be an impact to its consolidated statement of operations.

In December 2007, the FASB issued SFAS No. 160 Non-controlling Interests in Consolidated Financial Statements — an amendment to ARB No. 51 (“SFAS 160”). SFAS 160 will change the accounting and reporting for minority interests, which will now be termed “non-controlling interests.” SFAS 160 requires non-controlling interests to be presented as a separate component of equity and requires the amount of net income attributable to the parent and to the non-controlling interest to be separately identified on the consolidated statement of operations. SFAS 160 is effective for fiscal years beginning on or after December 15, 2008, as such, will be effective beginning in the Company’s fiscal year 2010. The adoption of SFAS 160 is not expected to have a material impact on the Company’s consolidated financial statements.

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

AVNET, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

to fiscal year 2010. The Company is evaluating the potential impact on its consolidated financial statements upon adoption of SFAS 157.

In July 2006, the FASB issued Interpretation No. 48 (“FIN 48”), Accounting for Uncertainty in Income Taxes — an interpretation of FASB Statement No. 109 (“SFAS 109”). FIN 48 clarifies the accounting for uncertainty in income taxes recognized in an entity’s financial statements in accordance with SFAS 109 and prescribes that a company should use a more-likely-than-not recognition threshold based on the technical merits of the tax position taken or expected to be taken. Tax positions that meet the more-likely-than-not recognition threshold should be measured in order to determine the tax benefit to be recognized in the financial statements. Additionally, FIN 48 provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure and transition and was effective beginning the first quarter of fiscal 2008. The adoption of FIN 48 did not result in a cumulative adjustment to retained earnings (see Note 9).

In March 2006, the FASB issued SFAS No. 156, Accounting for Servicing of Financial Assets — an Amendment of FASB Statement No. 140” (“SFAS 156”). SFAS 156 provides guidance on the accounting for servicing assets and liabilities when an entity undertakes an obligation to service a financial asset by entering into a servicing contract. This statement was effective for all transactions at the beginning of fiscal 2008. The adoption of SFAS 156 did not have a material impact on the Company’s consolidated financial condition or results of operations.

In February 2006, the FASB issued SFAS No. 155, Accounting for Certain Hybrid Financial Instruments — an Amendment of FASB Statements No. 133 and 140 (“SFAS 155”). SFAS 155 allows financial instruments that contain an embedded derivative and that otherwise would require bifurcation to be accounted for as a whole on a fair value basis, at the holders’ election. SFAS 155 also clarifies and amends certain other provisions of SFAS 133 and SFAS 140. SFAS 155 was effective beginning fiscal 2008. The adoption of SFAS 155 did not have a material effect on the Company’s consolidated financial statements.

2.	Acquisitions, divestitures and investments

Fiscal 2009

Subsequent to fiscal 2008 year end, the Company completed its acquisition of Horizon Technology Group plc in an all cash offer for €1.18 per share, or approximately $160.5 million. Horizon is a leading technical integrator and distributor of information technology products in the UK and Ireland with sales of approximately $400 million in calendar year 2007. The acquired business will be reported as part of the TS EMEA reporting unit. The Company also made two smaller acquisitions in July 2008, Source Electronics Corporation with annualized revenue of approximately $82 million which will be reported as part of the Electronics Marketing (“EM”) Americas reporting unit and Ontrack Solutions Pvt. Ltd. with annualized revenue of approximately $13 million which will be reported as part of the TS Asia reporting unit.

Fiscal 2008

On March 31, 2008 (the beginning of the fiscal fourth quarter), the Company acquired UK-based Azzurri Technology Ltd., a design-in distributor of semiconductor and embedded systems products with annual revenues of approximately $100 million. The acquisition is reported as part of the EM EMEA reporting unit.

On December 31, 2007 (the beginning of the fiscal third quarter), the Company acquired YEL Electronics Hong Kong Ltd., a distributor of interconnect, passive and electromechanical components in Asia. The acquired business with annual revenues of approximately $200 million is reported as part of the EM Asia reporting unit.

On December 17, 2007, the Company completed its acquisition of the IT Solutions division of Acal plc Ltd. The Acal IT Solutions division is a leading value-added distributor of storage area networking, secure networking

AVNET, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

and electronic document management products and services, with operations in six European countries and annual revenues of approximately $200 million. Acal is reported as part of the TS EMEA reporting unit.

On October 8, 2007, the Company completed its acquisition of the European Enterprise Infrastructure division of value-added distributor Magirus Group. The division acquired is a distributor of servers, storage systems, software and services of IBM and Hewlett-Packard to resellers in seven European countries and Dubai with annual revenues of approximately $500 million. The acquisition is reported as part of the TS EMEA reporting unit.

In addition to the acquisitions mentioned above, the Company also acquired several smaller businesses during fiscal 2008 as follows:

	Operating		Approximate
Acquired Business	Group	Region	Annual Revenue	Acquisition Date

Flint Distribution Ltd.	EM	EMEA	$40 million	July 2007
Betronik GmbH	EM	EMEA	$40 million	October 2007
ChannelWorx	TS	Asia/Pac	$30 million	October 2007

During fiscal 2008, the Company sold its equity investment in Calence LLC and received proceeds of approximately $65,601,000 which resulted in a gain on sale of assets of $42,426,000 pre-tax, $25,924,000 after tax and $0.17 per share on a diluted basis. In addition, the Company recorded a gain on sale of assets of $3,000,000 pre-tax, $1,843,000 after tax and $0.01 per share on a diluted basis in connection with the receipt of the second and last installment of contingent purchase price proceeds related to the fiscal 2006 sale of a TS business in the Americas.

Fiscal 2007

During the third quarter of fiscal 2007, the Company recorded a gain on the sale of assets in the amount of $3,000,000 pre-tax, $1,814,000 after tax and $0.01 per share on a diluted basis related to the receipt of contingent purchase price proceeds from the fiscal 2006 sale of a TS business in the Americas.

On December 31, 2006, the first day of Avnet’s third quarter of fiscal 2007, the Company completed the acquisition of Access Distribution (“Access”), a leading value-added distributor of complex computing solutions, which had sales of approximately $1.90 billion in calendar year 2006. The purchase price of $437,554,000 was funded primarily with debt plus cash on hand and is subject to adjustment based upon the audited closing net book value which has not been completed. As a result, the purchase price includes an estimate of the amount due to seller based on the unaudited closing net book value. The Access business is reported as part of the TS Americas and EMEA operations.

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

In addition, the assets and liabilities in the following table include liabilities recorded for actions taken as a result of plans to integrate the acquired operations into Avnet’s existing operations. The purchase accounting adjustments include the following exit-related and fair value adjustments: (1) severance costs for Access workforce reductions; (2) lease commitments for leased Access facilities that will no longer be used; (3) commitments related to other contractual obligations that had no ongoing benefit to the combined business; (4) write-offs or write-downs in the

AVNET, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

value of certain Access information technology assets and other fixed assets that were not utilized in the combined business, and (5) other adjustments to record the acquired assets and liabilities at fair value in accordance with Statement of Financial Accounting Standards No. 141, Business Combinations.

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

The integration of Access into the Americas and EMEA regions of the TS operations was complete as of the end of fiscal 2007, at which time, management estimated it had achieved its targeted annualized operating expense synergies. The Access acquisition provided a portfolio of technology products that was complementary to Avnet’s existing offerings. The combination of these factors was the rationale for the excess of purchase price paid over the value of assets and liabilities acquired.

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

The following table summarizes the Access exit-related acquisition reserves that have been established through purchase accounting and related activity that occurred during fiscal 2008:

	Severance	Facility Exit
	Reserves	Reserves	Other	Total
	(Thousands)

Balance at June 30, 2007	$2,423	$1,809	$112	$4,344
Amounts utilized	(3,303)	(116)	(115)	(3,534)
Adjustments	808	—	—	808
Other, principally foreign currency translation	89	227	3	319

Balance at June 28, 2008	$17	$1,920	$—	$1,937

AVNET, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Total amounts utilized for exit-related activities during fiscal 2008 consisted of $3,534,000 in cash payments. The Company also recognized an additional $808,000 in severance which was recorded within the one year purchase price allocation period. As of June 28, 2008, the majority of the severance reserves have been utilized and management expects the majority of the facility exit costs to be utilized by fiscal 2013.

The exit-related purchase accounting reserves established for severance related to the reduction of 99 Access personnel in the Americas and EMEA regions, and consisted primarily of administrative, finance and certain operational functions. These reductions were based on management’s assessment of redundant Access positions compared with existing Avnet positions. The costs presented in the “Facility Exit Reserves” column of the preceding table consisted of estimated future payments for non-cancelable leases and early lease termination costs for two facilities, one in the Americas and one in EMEA. The costs presented in the “Other” column of the preceding table included early termination costs for contracts that had no future benefit to the on-going combined business.

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

The following table summarizes the utilization of reserves during fiscal 2008 related to exit activities established through purchase accounting in connection with the acquisition of Memec:

	Severance	Facility Exit
	Reserves	Reserves	Other	Total
	(Thousands)

Balance at June 30, 2007	$423	$12,009	$2,009	$14,441
Amounts utilized	(44)	(3,884)	—	(3,928)
Adjustments	—	(302)	—	(302)
Other, principally foreign currency translation	56	34	—	90

Balance at June 28, 2008	$435	$7,857	$2,009	$10,301

Total amounts utilized for exit-related activities during fiscal 2008 consisted of $3,928,000 in cash payments and $302,000 in lease reserves deemed excessive and therefore reversed through goodwill during fiscal 2008. Cash payments for severance are expected to be substantially paid out by the end of fiscal 2009, whereas reserves for other contractual commitments, particularly for certain lease commitments, will extend into fiscal 2013.

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

In February 2006, the Company contributed cash and certain operating assets and liabilities of its TS Americas end-user network solutions business line into a joint venture with Calence Inc. in exchange for an investment interest in the joint venture, called Calence LLC. This business line provided network and related products and services directly to customers and generated annual revenues of less than $200 million for Avnet. Avnet’s initial equity investment in Calence LLC of $18,799,000 (consisting of $13,948,000 in cash paid and $4,851,000 of net assets contributed) was accounted for under the equity method, with this investment included in “other long-term assets” on the accompanying consolidated balance sheet. As previously discussed in this Note 2, the Company sold its investment in Calence LLC in fiscal 2008 which generated a pre-tax gain of $42,426,000.

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

The Company has an accounts receivable securitization program (the “Program”) with a group of financial institutions that allows the Company to sell, on a revolving basis, an undivided interest of up to $450,000,000 in eligible U.S. receivables while retaining a subordinated interest in a portion of the receivables. Financing under the

AVNET, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Program does not qualify as off-balance sheet financing. As a result, the receivables and related debt obligation remain on the Company’s consolidated balance sheet as amounts are drawn on the Program. The Company continues servicing the sold receivables and charges the third party conduits a monthly servicing fee at market rates; accordingly, no servicing asset or liability has been recorded. The Program had a one year term expiring at the end of August 2008 which the Company has renewed for another year on comparable terms. There were no amounts outstanding under the Program as of June 28, 2008 or June 30, 2007.

Expenses associated with the Program consisted of program, facility and professional fees of $1,709,000, $1,890,000 and $1,678,000, for fiscal 2008, 2007 and 2006, respectively. Costs associated with the Program were recorded in selling, general and administrative expenses in the accompanying consolidated statements of operations. To the extent there have been drawings under the Program, the Company has historically measured the fair value of its retained interests at the time of a securitization using a present value model incorporating two key assumptions: (1) a weighted average life of trade accounts receivable of 45 days and (2) a discount rate of 6.75% per annum.

4.	Comprehensive income

The following table illustrates the accumulated balances of comprehensive income items at June 28, 2008, June 30, 2007 and July 1, 2006:

	June 28,	June 30,	July 1,
	2008	2007	2006
	(Thousands)

Accumulated translation adjustments, net	$528,749	$306,198	$223,104
Accumulated pension liability adjustments, net of income taxes	(46,571)	(29,689)	(36,228)

Total	$482,178	$276,509	$186,876

5.	Property, plant and equipment, net

Property, plant and equipment are recorded at cost and consist of the following:

	June 28,	June 30,
	2008	2007
	(Thousands)

Land	$5,488	$5,118
Buildings	90,728	87,323
Machinery, fixtures and equipment	611,956	519,256
Leasehold improvements	57,737	44,461

	765,909	656,158
Less — accumulated depreciation and amortization	(538,722)	(476,625)

	$227,187	$179,533

Depreciation and amortization expense related to property, plant and equipment was $49,171,000, $43,734,000 and $55,053,000 in fiscal 2008, 2007 and 2006, respectively.

During fiscal 2008, the Company sold a building in the EMEA region and recorded a gain of $4,477,000 pre- and after tax and $0.03 per share on a diluted basis. Due to local tax allowances, the sale of the building was not taxable.

AVNET, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

6.	Goodwill and intangible assets

The following table presents the carrying amount of goodwill, by reportable segment, for the periods presented:

	Electronics	Technology
	Marketing	Solutions	Total

Carrying value at June 30, 2007	$1,039,209	$363,261	$1,402,470
Additions	117,720	208,065	325,785
Adjustments	(16,915)	(5,081)	(21,996)
Foreign currency translations	1,778	20,867	22,645

Carrying value at June 28, 2008	$1,141,792	$587,112	$1,728,904

The addition to goodwill in EM related primarily to the acquisition of YEL Electronics Hong Kong, Ltd., Azzurri Technology Ltd. and two small businesses acquired during fiscal 2008 (see Note 2). The adjustment to goodwill in EM related to Memec deferred tax valuation adjustments. The addition to goodwill in TS related primarily to the acquisition of Acal plc Ltd.’s IT Solutions division and the European Enterprise Infrastructure division of the Magirus Group (see Note 2) as well as two smaller acquisitions completed during fiscal 2008. The adjustments to TS goodwill related to adjustments to certain Access acquired net assets which were recorded within the one year purchase price allocation period.

As of June 28, 2008, the Company had a carrying value of $43,700,000 in customer relationship intangible assets included in “other assets” on the consolidated balance sheet, and consisted of $55,400,000 in original cost value and accumulated amortization of $11,700,000, which are being amortized over ten years. Intangible asset amortization expense was $6,767,000, $5,800,000 and $4,160,000 for fiscal 2008, 2007 and 2006, respectively. Fiscal 2008 amortization expense included $1,227,000 recorded for estimated amortization of intangible assets related to certain acquisitions for which the valuations of intangible assets have not yet been completed. Amortization expense for the next five years for intangible assets identified for acquisitions completed to date is expected to be approximately $6,000,000 each year.

7.	External financing

Short-term debt consists of the following:

	June 28,	June 30,
	2008	2007
	(Thousands)

Bank credit facilities	$32,649	$51,534
Other debt due within one year	11,155	1,833

Short-term debt	$43,804	$53,367

Bank credit facilities consist of various committed and uncommitted lines of credit with financial institutions utilized primarily to support the working capital requirements of foreign operations. The weighted average interest rate on the bank credit facilities was 1.5% at the end of fiscal 2008 and 2007.

The Company has an accounts receivable securitization program (the “Program”) with a group of financial institutions that allows the Company to sell, on a revolving basis, an undivided interest of up to $450,000,000 in eligible receivables while retaining a subordinated interest in a portion of the receivables. The Program does not qualify for sale treatment, as a result, any borrowings under the Program are recorded as debt on the consolidated balance sheet. The Program has a one year term that expires in August 2008, which has been renewed on comparable terms for another year. There were no amounts outstanding under the Program at June 28, 2008 or June 30, 2007.

AVNET, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Long-term debt consists of the following:

	June 28,	June 30,
	2008	2007
	(Thousands)

5.875% Notes due March 15, 2014	$300,000	$300,000
6.00% Notes due September 1, 2015	250,000	250,000
6.625% Notes due September 15, 2016	300,000	300,000
2% Convertible Senior Debentures due March 15, 2034	300,000	300,000
Other long-term debt	34,207	9,073

Subtotal	1,184,207	1,159,073
Discount on notes	(2,709)	(3,083)

Long-term debt	$1,181,498	$1,155,990

During the first quarter of fiscal 2008, the Company entered into a five-year $500,000,000 unsecured revolving credit facility (the “Credit Agreement”) with a syndicate of banks which expires in September 2012. In connection with the Credit Agreement, the Company terminated its existing unsecured $500,000,000 credit facility (the “2005 Credit Facility”) which was to expire in October 2010. Under the Credit Agreement, the Company may select from various interest rate options, currencies and maturities. The Credit Agreement contains certain covenants, all of which the Company was in compliance with as of June 28, 2008. As of the end of fiscal 2008, there were $19,689,000 in borrowings outstanding under the Credit Agreement included in “other long-term debt” in the preceding table. In addition, there were $24,264,000 in letters of credit issued under the Credit Agreement which represent a utilization of the Credit Agreement capacity but are not recorded in the consolidated balance sheet as the letters of credit are not debt. At June 30, 2007, there were no borrowings outstanding under the 2005 Credit Facility and $21,152,000 in letters of credit were issued under the 2005 Credit Facility.

During March 2007, the Company issued $300,000,000 of 5.875% Notes due March 15, 2014. The proceeds from the offering, net of discount and underwriting fees, were $297,084,000, and were used to repay amounts outstanding under the 2005 Credit Facility and the Program. The borrowings under the 2005 Credit Facility and the Program were used to fund the acquisition of Access in fiscal 2007.

During October 2006, the Company redeemed all of its 9 3/4% Notes due February 15, 2008 (the “9 3/4% Notes”), of which $361,360,000 was outstanding. The Company used the net proceeds amounting to $296,085,000 from the issuance in September 2006 of $300,000,000 principal amount of 6.625% Notes due September 15, 2016, plus available liquidity, to repurchase the 9 3/4% Notes. In connection with the repurchase, the Company terminated two interest rate swaps with a total notional amount of $200,000,000 that hedged a portion of the 9 3/4% Notes. Debt extinguishment costs incurred in fiscal 2007 as a result of the redemption totaled $27,358,000 pre-tax, $16,538,000 after tax, or $0.11 per share on a diluted basis, and consisted of $20,322,000 for a make-whole redemption premium, $4,939,000 associated with the two interest rate swap terminations, and $2,097,000 to write-off certain deferred financing costs.

During November 2006, the Company repaid the remaining $143,675,000 of the 8.00% Notes due November 15, 2006 (the “8.00% Notes”) on the maturity date.

In August 2005, the Company issued $250,000,000 of 6.00% Notes due September 1, 2015. The proceeds from the offering, net of discount and underwriting fees, were $246,483,000. The Company used these proceeds, plus cash and cash equivalents, to fund the tender and repurchase of $254,095,000 of the $400,000,000 8.00% Notes due November 15, 2006 during the first quarter of fiscal 2006. As a result of the tender and repurchases, the Company incurred debt extinguishment costs in the first quarter of fiscal 2006 of $11,665,000 pre-tax, $7,052,000 after tax, or $0.05 per share on a diluted basis, relating primarily to premiums and other transaction costs. During the second quarter of fiscal 2006, the Company repurchased an additional $2,230,000 of the 8.00% Notes.

AVNET, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

In June 2006, the Company repurchased $113,640,000 of the $475,000,000 of 9 3/4% Notes and, in connection with this repurchase, the Company terminated one of the interest rate swaps with a notional amount of $100,000,000 that hedged a portion of the 9 3/4% Notes. The termination of this swap and repurchase of the related hedged notes resulted in debt extinguishment costs of $10,919,000 pre-tax, $6,601,000 after tax and $0.04 per share on a diluted basis. As a result of the tender and total repurchases in fiscal 2006 and the termination of interest rate swaps, as previously discussed, the Company incurred total debt extinguishment costs of $22,585,000 pre-tax, $13,653,000 after tax and $0.09 per share on a diluted basis, relating primarily to premiums and other transaction costs.

The $300,000,000 2% Convertible Senior Debentures due March 15, 2034 (the “Debentures”) are convertible into Avnet common stock at a rate of 29.5516 shares of common stock per $1,000 principal amount of Debentures. The Debentures are only convertible under certain circumstances, including if: (i) the closing price of the Company’s common stock reaches $45.68 per share (subject to adjustment in certain circumstances) for a specified period of time; (ii) the average trading price of the Debentures falls below a certain percentage of the conversion value per Debenture for a specified period of time; (iii) the Company calls the Debentures for redemption; or (iv) certain corporate transactions, as defined, occur. The Company may redeem some or all of the Debentures for cash any time on or after March 20, 2009 at the Debentures’ full principal amount plus accrued and unpaid interest, if any. Holders of the Debentures may require the Company to purchase, in cash, all or a portion of the Debentures on March 15, 2009, 2014, 2019, 2024 and 2029, or upon a fundamental change, as defined, at the Debentures’ full principal amount plus accrued and unpaid interest, if any. In December 2004, the Company made an irrevocable election to satisfy the principal portion of the Debentures in cash and settle the remaining obligation with shares of common stock if and when the Debentures are converted.

Aggregate debt maturities for fiscal 2009 through 2013 and thereafter are as follows (in thousands):

2009	$43,804
2010	8,204
2011	2,092
2012	1,290
2013	20,952
Thereafter	1,151,669

Subtotal	1,228,011
Discount on notes	(2,709)

Total debt	$1,225,302

At June 28, 2008, the fair value, generally based upon quoted market prices, of the 5.875% Notes due 2014 was $289,485,000, the fair value of the 6.00% Notes due 2015 was $245,298,000, the fair value of the 6.625% Notes due 2016 was $294,231,000 and the fair value of the 2% Convertible Senior Debentures due 2034 was $299,813,000.

8.	Accrued expenses and other

Accrued expenses and other consist of the following:

	June 28,	June 30,
	2008	2007
	(Thousands)

Payroll, commissions and related accruals	$188,995	$181,483
Income taxes (Note 9)	83,864	157,750
Other	169,686	156,368

	$442,545	$495,601

AVNET, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

9.	Income taxes

The Company adopted the provisions of Financial Accounting Standards Board Interpretation No. 48, Accounting for Uncertainty in Income Taxes — an Interpretation of FASB Statement No. 109, (“FIN 48”) on July 1, 2007, the first day of fiscal 2008. FIN 48 clarifies the accounting for uncertainty in income taxes recognized in an entity’s financial statements and prescribes that a company use a more-likely-than-not recognition threshold based upon the technical merits of the tax position taken or expected to be taken in a tax return. To the extent a tax position exceeds the amount of tax benefit allowed to be recognized pursuant to the provisions of FIN 48, the difference is recorded as a liability on the balance sheet (an “unrecognized tax benefit” or “income tax contingency”) until such time as the position either meets the criteria, or is settled due to statute expiration or effective settlement with the taxing authority.

The adoption of FIN 48 resulted in no cumulative adjustment to retained earnings. In addition, consistent with the provisions of FIN 48, the Company reclassified $94,460,000 of income tax liabilities from current classification in “accrued expenses and other” on the Consolidated Balance Sheet to long-term classification in “other long-term liabilities.”

The total amount of gross unrecognized tax benefits upon adoption was $114,285,000, of which approximately $49,563,000 would favorably impact the effective tax rate if recognized, and the remaining balance would reverse through either goodwill or deferred tax assets. In accordance with the Company’s accounting policy, accrued interest and penalties, if any, related to unrecognized tax benefits are recorded as a component of tax expense. This policy did not change as a result of the adoption of FIN 48. The Company had accrued interest expense and penalties of $12,601,000, net of applicable state tax benefit, as of the date of adoption of FIN 48. As of June 28, 2008, unrecognized tax benefits were $124,765,000, of which approximately $59,300,000, if recognized, would favorably impact the effective tax rate. As of the end of fiscal 2008, the accrual for unrecognized tax benefits included $12,303,000 of interest and penalties.

The components of the provision for income taxes are indicated in the table below. The tax provision for deferred income taxes results from temporary differences arising principally from inventory valuation, accounts receivable valuation, net operating losses, certain accruals and depreciation, net of any changes to the valuation allowance.

	Years Ended
	June 28,	June 30,	July 1,
	2008	2007	2006
	(Thousands)

Current:
Federal	$53,350	$34,992	$3,483
State and local	30,361	10,685	7,016
Foreign	19,015	48,271	48,932

Total current taxes	102,726	93,948	59,431

Deferred:
Federal	54,738	49,561	48,989
State and local	(9,697)	3,265	1,481
Foreign	62,107	46,778	1,699

Total deferred taxes	107,148	99,604	52,169

Provision for income taxes	$209,874	$193,552	$111,600

The provision for income taxes noted above is computed based upon the split of income before income taxes from U.S. and foreign operations. U.S. income before income taxes was $352,854,000, $253,380,000 and

AVNET, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

$130,452,000 and foreign income before income taxes was $356,101,000, $333,239,000 and $185,695,000 in fiscal 2008, 2007 and 2006, respectively.

A reconciliation between the federal statutory tax rate and the effective tax rate is as follows:

	Years Ended
	June 28,	June 30,	July 1,
	2008	2007	2006

Federal statutory rate	35.0%	35.0%	35.0%
State and local income taxes, net of federal benefit	2.2	1.8	2.0
Foreign tax rates, including impact of valuation allowances	(5.3)	(5.0)	(3.8)
Change in contingency reserves(1)	(3.5)	0.9	1.6
Other, net	1.2	0.3	0.5

Effective tax rate	29.6%	33.0%	35.3%

(1)	Fiscal 2008 included a benefit of 5.5% related to tax audit settlements.

Foreign tax rates generally consist of the impact of the difference between foreign and federal statutory rates applied to foreign income (losses) and also include the impact of valuation allowances against the Company’s otherwise realizable foreign loss carry-forwards.

The decrease in the fiscal 2008 effective tax rate over prior year is due to (i) certain statutory tax rate reductions; (ii) a favorable audit settlement, offset by; (iii) the recognition of transfer pricing exposures; and (iv) a change to estimates for existing tax positions. The decrease in the fiscal 2007 effective tax rate over prior year is attributable to; (i) the mix of pre-tax income towards the lower statutory tax rate jurisdictions; (ii) a similar dollar amount of net contingency reserves applied against significantly higher pre-tax income; and (iii) the negative impact increasing prior year’s effective tax rate related to the loss on the sale of an EM business for which no tax benefit was available. In addition, in fiscal 2006, the Company recorded additional contingency reserves due to the recognition of tax exposures in the EMEA and Asia regions, partially offset by the favorable settlement of a European audit. The Company determines its valuation allowance through an evaluation of relevant factors used to assess the likelihood of recoverability of the Company’s deferred tax assets.

The significant components of deferred tax assets and liabilities, included primarily in “other assets” on the consolidated balance sheets, are as follows:

	June 28,	June 30,
	2008	2007
	(Thousands)

Deferred tax assets:
Inventory valuation	$9,103	$7,120
Accounts receivable valuation	14,418	24,017
Federal, state and foreign tax loss carry-forwards	419,642	400,923
Depreciation and amortization of property, plant and equipment	6,794	6,825
Various accrued liabilities and other	2,403	43,496

	452,360	482,381
Less — valuation allowance	(344,034)	(346,947)

	108,326	135,434
Deferred tax liabilities	—	—

Net deferred tax assets	$108,326	$135,434

AVNET, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

As of June 28, 2008, the Company had foreign net operating loss carry-forwards of approximately $1,148,972,000, approximately $99,627,000 of which have expiration dates ranging from fiscal 2009 to 2023 and the remaining $1,049,345,000 of which have no expiration date. Of the $99,627,000 of foreign net operating loss carryforwards, $20,618,000 will expire during fiscal 2009 and 2010, substantially all of which have full valuation allowances. The carrying value of the Company’s net operating loss carry-forwards is dependent upon the Company’s ability to generate sufficient future taxable income in certain tax jurisdictions. In addition, the Company considers historic levels of income, expectations and risk associated with estimates of future taxable income and on-going prudent and feasible tax planning strategies in assessing a tax valuation allowance.

At June 28, 2008 and June 30, 2007, accruals for income tax contingencies (or accruals for unrecognized tax benefits) of $124,765,000 and $104,216,000, respectively, are included in “accrued expenses and other” and “other long term liabilities” on the consolidated balance sheet. These contingency reserves relate to various tax matters that result from uncertainties in the application of complex income tax regulations in the large number of global tax jurisdictions in which the Company operates. The change to contingency reserves during fiscal 2008 is primarily due to the recognition of transfer pricing exposures, a change to estimates for existing tax positions and favorable audit settlements.

A reconciliation of the beginning and ending accrual balance for unrecognized tax benefits is as follows:

Balance as of June 30, 2007	$104,216
Additions for balance sheet reclassification upon adoption of FIN 48	10,069

Balance upon FIN 48 adoption at July 1, 2007	114,285
Additions for tax positions taken in prior periods, including interest	40,081
Reductions for tax positions taken in prior periods	(26,087)
Additions for tax positions taken in current period	16,121
Reductions relating to settlements with taxing authorities	(30,167)
Reduction related to the lapse of statute of limitations	(624)
Addition related to foreign currency translation	11,156

Balance as of June 28, 2008	$124,765

The evaluation of income tax positions requires management to estimate the ability of the Company to sustain its position and estimate the final benefit to the Company. To the extent that these estimates do not reflect the actual outcome there could be a material impact on the consolidated financial statements in the period in which the position is settled, the statute of limitations expires or new information becomes available as the impact of these events are recognized in the period in which they occur. It is difficult to estimate the period in which the amount of a tax position will change as settlement may include administrative and legal proceedings whose timing the Company cannot control. The effects of settling tax positions with tax authorities and statute expirations may significantly impact the accrual for income tax contingencies. Within the next twelve months, management estimates that approximately $47,000,000 of tax contingencies will be settled primarily through agreement with the tax authorities for tax positions related to transfer pricing and valuation matters, items that are common to multinational companies. The expected cash payment related to the settlement of these contingencies is approximately $22,500,000.

AVNET, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The Company conducts business globally and consequently files income tax returns in numerous jurisdictions including those listed in the following table. It is also routinely subject to audit in these and other countries. The Company is no longer subject to audit in its major jurisdictions for periods prior to fiscal year 1999. The open years, by major jurisdiction, are as follows:

Jurisdiction	Fiscal Year

United States (federal and state)	2004 - 2008
Germany	2000 - 2008
United Kingdom	2006 - 2008
Netherlands	2004 - 2008
Belgium	1999 - 2008
Singapore	2001 - 2008
Taiwan	2003 - 2008
Hong Kong	2002 - 2008

10.	Pension and retirement plans

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

Implementation of SFAS 158

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

AVNET, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The incremental effect of applying SFAS 158 on the consolidated balance sheet at June 30, 2007 for the Company’s pension plan is presented in the following table (in thousands):

	Prior to	SFAS 158	After
	Adoption of	Adoption	Adoption of
	SFAS 158	Adjustments	SFAS 158

Prepaid cost/(accrued liability)	$(21,021)	$—	$(21,021)

Intangible assets	$—	$—	$—

Accumulated other comprehensive income (AOCI)	$53,237	$—	$53,237

As a result of the adoption of SFAS 158, there was no change in the Company’s total liabilities or stockholders’ equity.

The following tables outline changes in benefit obligations, plan assets and the funded status of the Plan as of the end of fiscal 2008 and 2007:

	June 28,	June 30,
	2008	2007
	(Thousands)

Changes in benefit obligations:
Benefit obligations at beginning of year	$276,836	$251,000
Service cost	14,737	14,862
Interest cost	16,769	15,732
Actuarial (gain) loss	(14,216)	8,493
Benefits paid	(14,985)	(13,251)

Benefit obligations at end of year	$279,141	$276,836

Change in plan assets:
Fair value of plan assets at beginning of year	$255,815	$232,627
Actual return on plan assets	(23,764)	36,439
Benefits paid	(14,985)	(13,251)
Contributions	35,481	—

Fair value of plan assets at end of year	$252,547	$255,815

Information on funded status of plan and the amount recognized:
Funded status of the plan	$(26,594)	$(21,021)
Unrecognized net actuarial loss	83,026	53,237
Unamortized prior service credit	—	—

Prepaid pension cost recognized in the consolidated balance sheets	$56,432	$32,216

Pre-tax additional minimum pension liability recognized in comprehensive income	$—	$—

Included in “accumulated other comprehensive income” at June 28, 2008 is a pre-tax charge of $83,026,000 of net actuarial losses which have not yet been recognized in net periodic pension cost, of which $2,325,000 is expected to be recognized as a component of net periodic benefit cost during fiscal 2009.

Weighted average assumptions used to calculate actuarial present values of benefit obligations are as follows:

	2008	2007

Discount rate	6.75%	6.25%

AVNET, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Weighted average assumptions used to determine net benefit costs are as follows:

	2008	2007

Discount rate	6.25%	6.50%
Expected return on plan assets	9.00%	9.00%

The Company bases its discount rate on a hypothetical portfolio of bonds rated Aa by Moody’s Investor Services or AA by Standard & Poors. The bonds selected for this determination are based upon the estimated amount and timing of services of the pension plan.

Components of net periodic pension costs during the last three years are as follows:

	Years Ended
	June 28,	June 30,	July 1,
	2008	2007	2006
	(Thousands)

Service cost	$14,737	$14,862	$15,165
Interest cost	16,769	15,732	14,171
Expected return on plan assets	(23,337)	(20,493)	(20,577)
Recognized net actuarial loss	3,096	2,723	4,518
Amortization of prior service credit	—	(45)	(321)

Net periodic pension cost	$11,265	$12,779	$12,956

The Company expects to make contributions to the Plan of approximately $19,600,000 during fiscal 2009. The Company made contributions of $35,481,000 during fiscal 2008 and did not make contributions to the Plan during fiscal 2007.

Benefit payments are expected to be paid to participants as follows for the next five fiscal years and the aggregate for the five years thereafter (in thousands):

2009	$19,755
2010	17,590
2011	17,155
2012	18,090
2013	20,746
2014 through 2018	109,386

The Plan’s assets are held in trust and were allocated as follows as of the June 30 measurement date for fiscal 2008 and 2007:

	2008	2007

Equity securities	77%	76%
Debt securities	23	24

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

AVNET, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

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

401(k) Plan

The Company has a 401(k) plan that covers substantially all domestic employees. During fiscal 2008, 2007 and 2006, the expense relating to the 401(k) plan were not material.

11.	Long-term leases

The Company leases many of its operating facilities and is also committed under lease agreements for transportation and operating equipment. Rent expense charged to operations during the last three years is as follows:

	Years Ended
	June 28,	June 30,	July 1,
	2008	2007	2006
	(Thousands)

Buildings	$53,377	$43,063	$46,436
Equipment	5,799	5,423	5,715

	$59,176	$48,486	$52,151

The aggregate future minimum operating lease commitments, principally for buildings, in 2009 through 2013 and thereafter (through 2018), are as follows (in thousands):

2009	$71,280
2010	58,029
2011	42,682
2012	33,654
2013	24,385
Thereafter	29,409

Total	$259,439

12.	Stock-based compensation plans

Effective in the first quarter of fiscal 2006, the Company adopted SFAS 123R which revised SFAS 123 and supersedes APB No. 25. SFAS 123R requires all share-based payments, including grants of employee stock options, be measured at fair value and expensed in the consolidated statement of operations over the service period (generally the vesting period). Upon adoption, the Company transitioned to SFAS 123R using the modified prospective application, whereby compensation cost is only recognized in the consolidated statements of operations beginning with the first period that SFAS 123R is effective and thereafter. During fiscal 2008, 2007 and 2006, the Company expensed $25,389,000, $24,250,000 and $18,096,000, respectively, for all stock-based compensation awards.

The fair value of options granted is estimated on the date of grant using the Black-Scholes model based on the assumptions in the following table. The assumption for the expected term is based on evaluations of historical and expected future employee exercise behavior. The risk-free interest rate is based on the US Treasury rates at the date

AVNET, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

of grant with maturity dates approximately equal to the expected term at the grant date. The historical volatility of Avnet’s stock is used as the basis for the volatility assumption.

	Years Ended
	June 28,	June 30,	July 1,
	2008	2007	2006

Expected term (years)	6.0	6.0	6.0
Risk-free interest rate	4.6%	4.8%	4.1%
Weighted average volatility	35.9%	40.1%	43.4%
Dividend yield	—	—	—

At June 28, 2008, the Company had 9,489,729 shares of common stock reserved for stock option and stock incentive programs.

Stock plan

The Company has one stock compensation plan, the 2006 Stock Compensation Plan (“2006 Plan”) which was approved by the shareholders in fiscal 2007. The 2006 Plan has a termination date of November 8, 2016 and 4,007,342 shares were available for grant at June 28, 2008.

Stock options

Option grants under the 2006 Plan have a contractual life of ten years, vest 25% on each anniversary of the grant date, commencing with the first anniversary, and provide for a minimum exercise price of 100% of fair market value at the date of grant. Pre-tax compensation expense associated with stock options during fiscal 2008, 2007 and 2006 were $6,155,000, $8,356,000 and $10,011,000, respectively.

The following is a summary of the changes in outstanding options for fiscal 2008:

			Weighted
		Weighted	Average
		Average	Remaining
		Exercise	Contractual	Aggregate
	Shares	Price	Life	Intrinsic Value

Outstanding at June 30, 2007	3,912,858	$19.53	68 Months
Granted	259,148	$34.34	109 Months
Exercised	(389,753)	$20.35	44 Months
Forfeited or expired	(196,574)	$24.96	47 Months

Outstanding at June 28, 2008	3,585,679	$20.21	61 Months	$36,286

Exercisable at June 28, 2008	2,769,138	$19.01	52 Months	$36,286

The weighted-average grant-date fair values of stock options granted during fiscal 2008, 2007, and 2006 were $14.90, $8.88, and $11.86, respectively. The total intrinsic values of share options exercised during fiscal 2008, 2007 and 2006 was $109,000, $524,000 and $684,000, respectively.

AVNET, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The following is a summary of the changes in non-vested stock options for the fiscal year ended June 28, 2008:

		Weighted
		Average
		Grant-Date
	Shares	Fair Value

Non-vested stock options at June 30, 2007	1,348,760	$9.17
Granted	259,148	$14.90
Vested	(719,132)	$6.91
Forfeited	(72,235)	$9.50

Non-vested stock options at June 28, 2008	816,541	$12.95

As of June 28, 2008, there was $10,577,000 of total unrecognized compensation cost related to non-vested awards granted under the option plans, which is expected to be recognized over a weighted-average period of 3.1 years. The total fair values of shares vested during fiscal 2008, 2007 and 2006 were $4,969,000, $7,901,000 and $10,689,000, respectively.

Cash received from option exercises during fiscal 2008, 2007 and 2006 totaled $5,111,000, $54,357,000 and $30,879,000, respectively. The impact of these cash receipts is included in “Other, net, financing activities” in the accompanying consolidated statements of cash flows.

Incentive shares

Delivery of incentive shares, and the associated compensation expense, is spread equally over a five-year period and is subject to the employee’s continued employment by the Company. As of June 28, 2008, 1,035,148 shares previously awarded have not yet been delivered. Pre-tax compensation expense associated with this program was $12,074,000, $8,231,000 and $4,586,000 for fiscal years 2008, 2007 and 2006, respectively.

The following is a summary of the changes in non-vested incentive shares for the fiscal year ended June 28, 2008:

		Weighted
		Average
		Grant-Date
	Shares	Fair Value

Non-vested incentive shares at June 30, 2007	982,795	$19.37
Granted	513,815	$34.34
Vested	(387,152)	$23.50
Forfeited	(74,310)	$22.09

Non-vested incentive shares at June 28, 2008	1,035,148	$25.06

As of June 28, 2008, there was $24,734,000 of total unrecognized compensation cost related to non-vested incentive shares, which is expected to be recognized over a weighted-average period of 2.6 years. The total fair values of shares vested during fiscal 2008, 2007 and 2006 were $9,097,000, $6,027,000 and $3,800,000, respectively.

Performance shares

Beginning in fiscal 2006, eligible employees, including Avnet’s executive officers, may receive a portion of their long-term equity-based incentive compensation through the performance share program, which allows for the award of shares of stock based upon performance-based criteria (“Performance Shares”). The Performance Shares will provide for the issuance to each grantee of a number of shares of Avnet’s common stock at the end of a three-year period based upon the Company’s achievement of performance goals established by the Compensation Committee of the Board of Directors for each three-year period. These performance goals are based upon a three-year cumulative increase in the

AVNET, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Company’s absolute economic profit, as defined, over the prior three-year period and the increase in the Company’s economic profit relative to the increase in the economic profit of a peer group of companies. During fiscal 2008, 2007 and 2006, the Company granted 170,630, 238,795 and 194,530 performance shares, respectively, to be awarded to participants in the Performance Share program, of which 30,805 have been forfeited. The actual amount of Performance Shares issued at the end of the three year period is determined based upon the level of achievement of the defined performance goals and can range from 0% to 200% of the initial award. The Company anticipates issuing 328,881 shares in the first quarter of fiscal 2009 based upon the goals achieved at the end of the 2006 Performance Share plan three-year period which ended June 28, 2008. During fiscal 2008, 2007 and 2006, the Company recognized pre-tax compensation expense associated with the Performance Shares of $6,380,000, $7,025,000 and $2,559,000.

Outside director stock bonus plan

Non-employee directors are awarded shares equal to a fixed dollar amount of Avnet common stock upon their re-election each year, as part of their director compensation package. Directors may elect to receive this compensation in the form of common stock under the Outside Director Stock Bonus Plan or they may elect to defer their compensation to be paid in common stock at a later date. During fiscal 2008, 2007 and 2006, pre-tax compensation cost associated with the outside director stock bonus plan was $780,000, $638,000 and $475,000, respectively.

Employee stock purchase plan

The Company has an Employee Stock Purchase Plan (“ESPP”) under the terms of which eligible employees of the Company are offered options to purchase shares of Avnet common stock at a price equal to 95% of the fair market value on the last day of each monthly offering period. Based on the terms of the ESPP, Avnet is not required to record expense in the consolidated statements of operations related to the ESPP. During the first half of fiscal 2006, the ESPP terms offered a price equal to 85% of the fair market value; as a result, the Company recorded compensation expense associated with the ESPP, however, such amounts were not material.

The Company has a policy of repurchasing shares on the open market to satisfy shares purchased under the ESPP, and expects future repurchases during fiscal 2009 to be similar to the number of shares repurchased during fiscal 2008, based on current estimates of participation in the program. During fiscal 2008, 2007 and 2006, there were 70,553, 96,013 and 175,454 shares, respectively, of common stock issued under the ESPP program.

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

	Years Ended
	June 28,	June 30,	July 1,
	2008	2007	2006
	(Thousands, except per share data)

Numerator:
Net income for basic and diluted earnings per share	$499,081	$393,067	$204,547

Denominator:
Weighted average common shares for basic earnings per share	150,250	148,032	145,942
Net effect of dilutive stock options and restricted stock awards	1,608	1,197	1,208
Net effect of 2% Convertible Debentures due March 15, 2034	562	384	—

Weighted average common shares for diluted earnings per share	152,420	149,613	147,150

Basic earnings per share	$3.32	$2.65	$1.40

Diluted earnings per share	$3.27	$2.63	$1.39

Shares issuable upon conversion of the 2% Convertible Debentures are excluded from the computation of earnings per share for fiscal 2006 as a result of the Company’s election to satisfy the principal portion of the Debentures, if converted, in cash (see Note 7) in combination with the fact that the average stock price for fiscal 2006 was below the conversion price per share of $33.84. Shares issuable for the conversion premium of the 2% Convertible Debentures are included in the computation of earnings per diluted shares for fiscal 2008 and 2007 because the average stock price was above the conversion price per share of $33.84. The number of dilutive shares for the conversion premium was calculated in accordance with EITF 04-8, The Effect of Contingently Convertible Instruments on Diluted Earnings per Share.

The effects of certain stock options and restricted stock awards are also excluded from the determination of the weighted average common shares for diluted earnings per share in each of the periods presented as the effects were antidilutive or the exercise price for the outstanding options exceeded the average market price for the Company’s common stock. Accordingly, in fiscal 2008, 2007 and 2006, the effects of approximately 12,000, 89,000 and 2,549,000 shares, respectively, related to stock options are excluded from the computation above, all of which relate to options for which exercise prices were greater than the average market price of the Company’s common stock (see Note 12 for options outstanding and weighted average exercise prices).

AVNET, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

15.	Additional cash flow information

Other non-cash and reconciling items consist of the following:

	Years Ended
	June 28,	June 30,	July 1,
	2008	2007	2006
	(Thousands)

Provision for doubtful accounts	$12,315	$17,389	$30,737
Periodic pension costs (Note 10)	11,265	12,779	12,956
Non-cash restructuring and other charges (Note 17)	710	1,404	15,308
Other, net	(98)	(827)	1,373

Total	$24,192	$30,745	$60,374

Interest and income taxes paid during the last three years were as follows:

	Years Ended
	June 28,	June 30,	July 1,
	2008	2007	2006
	(Thousands)

Interest	$71,549	$82,621	$95,299
Income taxes	$170,764	$67,576	$35,724

Non-cash activity during fiscal 2008 included amounts recorded through comprehensive income and, therefore, are not included in the consolidated statement of cash flows. Fiscal 2008 included an adjustment to increase pension liabilities (including non-US pension liabilities) of $27,783,000 which was recorded net of related deferred tax benefit of $10,901,000 in other comprehensive income (see Notes 4 and 10). Other non-cash activities included assumed debt of $46,887,000 and assumed liabilities of $140,111,000 as a result of the acquisitions completed in fiscal 2008 (see Note 2).

Non-cash activity during fiscal 2007 resulting from the acquisition of Access (see Note 2) consisted of $344,132,000 of assumed liabilities. Other non-cash activities included amounts recorded through comprehensive income and, therefore, are not included in the consolidated statement of cash flows. Fiscal 2007 included an adjustment to reduce pension liabilities (including non-US pension liabilities) of $10,720,000 which was recorded net of related deferred tax benefit of $4,181,000 in other comprehensive income (see Notes 4 and 10).

Non-cash activity during fiscal 2006 that was a result of the Memec acquisition (see Note 2) consisted of $418,205,000 of common stock issued as part of the consideration, $447,499,000 of liabilities assumed and $27,343,000 of debt assumed. Other non-cash activities included amounts recorded through comprehensive income and, therefore, are not included in the consolidated statement of cash flows. Fiscal 2006 included a reversal of a portion of additional minimum pension liabilities (including non-US pension liabilities) of $32,979,000 which was recorded net of related deferred tax benefit of $13,059,000 in other comprehensive income (see Notes 4 and 10), and the exercise of a facility lease purchase option through the assumption of debt in the amount of $3,987,000.

16.	Segment information

Electronics Marketing and Technology Solutions are the overall segments upon which management primarily evaluates the operations of the Company and upon which management bases its operating decisions. Therefore, the segment data that follows reflects these two segments.

EM markets and sells semiconductors and interconnect, passive and electromechanical devices. EM markets and sells its products and services to a diverse customer base serving many end-markets including automotive, communications, computer hardware and peripheral, industrial and manufacturing, medical equipment, military and aerospace. EM also offers an array of value-added services that help customers evaluate, design-in and procure electronic components throughout the lifecycle of their technology products and systems, including supply-chain management, engineering design, inventory replenishment systems, connector and cable assembly and semiconductor programming.

AVNET, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

TS markets and sells mid- to high-end servers, data storage, software, and the services required to implement these products and solutions to the value-added reseller channel. TS also focuses on the worldwide original equipment manufacturers (“OEM”) market for computing technology, system integrators and non-PC OEMs that require embedded systems and solutions including engineering, product prototyping, integration and other value-added services.

	Years Ended
	June 28,	June 30,	July 1,
	2008	2007	2006
	(Millions)

Sales:
Electronics Marketing	$10,326.8	$9,679.8	$9,262.4
Technology Solutions(1)	7,625.9	6,001.3	4,991.2

	$17,952.7	$15,681.1	$14,253.6

Operating income (loss):
Electronics Marketing	$564.4	$529.9	$419.1
Technology Solutions	261.0	232.2	165.7
Corporate	(76.1)	(76.4)	(81.8)

	749.3	685.7	503.0
Restructuring, integration and other charges (Note 17)	(38.9)	(7.4)	(69.9)

	$710.4	$678.3	$433.1

Assets:
Electronics Marketing	$5,140.5	$4,604.5	$4,618.7
Technology Solutions	2,785.1	2,361.4	1,403.7
Corporate	274.5	389.2	193.3

	$8,200.1	$7,355.1	$6,215.7

Capital expenditures:
Electronics Marketing	$46.4	$42.9	$36.3
Technology Solutions	28.2	6.2	4.0
Corporate	15.1	9.7	11.5

	$89.7	$58.8	$51.8

Depreciation & amortization expense:
Electronics Marketing	$24.1	$27.9	$29.3
Technology Solutions	13.0	11.1	9.8
Corporate	22.1	14.8	27.4

	$59.2	$53.8	$66.5

Sales, by geographic area, are as follows:
Americas(2)	$8,578.5	$7,826.2	$7,223.9
EMEA(3)	5,958.8	4,885.7	4,374.2
Asia/Pacific(4)	3,415.4	2,969.2	2,655.5

	$17,952.7	$15,681.1	$14,253.6

Property, Plant and Equipment, net, by geographic area:
Americas(5)	$148.9	$112.5	$102.4
EMEA(6)	64.9	55.3	46.5
Asia/Pacific	13.4	11.7	10.5

	$227.2	$179.5	$159.4

AVNET, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

(1)	As discussed in Note 1, the Company reviewed its method of recording revenue related to the sales of supplier service contracts and determined that such sales will now be classified on a net revenue basis rather than on a gross basis beginning the third quarter of fiscal 2007.

(2)	Included in sales for fiscal years 2008, 2007 and 2006 for the Americas region are $7.8 billion, $7.2 billion and $6.4 billion, respectively, of sales related to the United States.

(3)	Included in sales for fiscal years 2008, 2007 and 2006 for the EMEA region are $2.2 billion, $1.8 billion and $1.6 billion, respectively, of sales related to Germany.

(4)	Included in sales for fiscal year 2008 for the Asia/Pacific region are $1.0 billion, $945 million and $895 million of sales related to Taiwan, Hong Kong and Singapore, respectively. Included in sales for fiscal year 2007 for the Asia/Pacific region are $864 million, $797 million and $760 million of sales related to Taiwan, Hong Kong and Singapore, respectively. Included in sales for fiscal year 2006 for the Asia/Pacific region are $688 million, $850 million and $606 million of sales related to Taiwan, Hong Kong and Singapore, respectively.

(5)	Property, plant and equipment, net, for the Americas region as of the end of fiscal 2008, 2007 and 2006 includes $145.4 million, $110.0 million and $93.3 million, respectively, related to the United States.

(6)	Property, plant and equipment, net, for the EMEA region as of the end of fiscal 2008, 2007 and 2006 includes $31.8 million, $26.8 million and $25.9 million, respectively, related to Germany and $16.8 million, $13.4 million and $13.5 million, respectively, related to Belgium.

The Company manages its business based upon the operating results of its two operating groups before restructuring and other charges (see Note 17). In fiscal 2008, 2007 and 2006, presented above, approximate unallocated pre-tax restructuring, integration and other items related to EM and TS, respectively, were charges of $12,183,000 and $17,787,000 in fiscal 2008, a benefit of ($5,201,000) and charges of $11,522,000 in fiscal 2007, and $53,456,000 and $9,529,000 in fiscal 2006. The remaining restructuring, integration and other items in each year relate to corporate activities.

17.	Restructuring, integration and other charges

Fiscal 2008

During fiscal 2008, the Company incurred restructuring, integration and other charges totaling $38,942,000 pre-tax, $31,469,000 after tax and $0.21 per share on a diluted basis related to cost reductions required to improve the performance at certain business units and integration costs associated with recently acquired businesses. In addition, the Company recorded reversals of excess reserves related to prior year restructuring activity and recorded charges for an indemnification payment related to a prior year acquisition and costs associated with the reassessment of existing environmental matters. A summary of these charges is presented in the following table:

Year Ended
June 28, 2008
(Thousands)

Restructuring charges	$23,286
Integration costs	7,388
Reversal of excess prior year restructuring reserves	(704)

Sub-total	29,970
Indemnification payment	6,005
Environmental costs	2,967

Total restructuring, integration and other charges	$38,942

AVNET, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The restructuring charges related primarily to severance and facility exit costs. The integration costs recorded during fiscal 2008 included professional fees, facility moving costs, travel, meeting, marketing and communication costs that were incrementally incurred as a result of the integration efforts of the recently acquired businesses (see Note 2). The total of the restructuring charges and integration costs, net of reversals, amounted to $29,970,000 pre-tax, $21,938,000 after tax and $0.15 per share on a diluted basis. In addition, the Company recorded $6,005,000 pre-tax, $7,718,000 after tax and $0.05 per share on a diluted basis related to the settlement of an indemnification of a former executive of an acquired company, which was not tax deductible. Finally, the Company recorded additional environmental costs associated with the reassessment of existing environmental matters which amounted to $2,967,000 pre-tax, $1,813,000 after tax and $0.01 per share on a diluted basis.

The restructuring charges and activity related to the cost reductions are presented in the following table:

	Severance	Facility
	Reserves	Exit Costs	Other	Total
		(Thousands)

Fiscal 2008 pre-tax charges	$18,453	$3,602	$1,231	$23,286
Amounts utilized	(8,155)	(861)	(108)	(9,124)
Other, principally foreign currency translation	179	92	7	278

Balance at June 28, 2008	$10,477	$2,833	$1,130	$14,440

The total amounts utilized during the fiscal year, as presented in the preceding table, consisted of $8,414,000 in cash payments and $710,000 for the non-cash write downs of assets. As of June 28, 2008, management expects the majority of the remaining severance reserves to be utilized in fiscal 2009, the remaining facility exit cost reserves to be utilized by the end of fiscal 2013 and other contractual obligations to be utilized by the end of fiscal 2010.

Severance charges related to personnel reductions of over 350 employees in administrative, finance and sales functions in connection with the cost reductions implemented during the second half of the fiscal year. Personnel reductions consisted of 100 employees in all three regions of EM and over 250 in the Americas and EMEA regions of TS. The facility exit charges related to five office facilities where facilities have been vacated, which included two facilities in the EM EMEA region, two in the TS EMEA region and one in the TS Asia region. These facility exit charges consisted of reserves for remaining lease liabilities and the write-down of leasehold improvements and other fixed assets. Other charges incurred included contractual obligations with no on-going benefit to the Company.

Fiscal 2007

During the second half of fiscal 2007, the Company incurred certain restructuring, integration and other items primarily as a result of cost-reduction initiatives in all three regions and the acquisition of Access on December 31, 2006 (see Note 2). The Company established and approved plans for cost reduction initiatives across the Company and approved plans to integrate the acquired Access business into Avnet’s existing TS operations, which was completed as of the end of fiscal 2007. The following table summarizes the activity in these reserve accounts during fiscal 2008:

	Severance	Facility
	Reserves	Exit Costs	Other	Total
		(Thousands)

Balance at June 30, 2007	6,653	827	393	7,873
Amounts utilized	(6,247)	(628)	(221)	(7,096)
Adjustments	(339)	—	(195)	(534)
Other, principally foreign currency translation	279	—	27	306

Balance at June 28, 2008	$346	$199	$4	$549

AVNET, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

During fiscal 2007, the Company recorded restructuring charges of $13,626,000 and also recorded in “restructuring, integration and other charges” Access integration costs of $7,331,000, the write-down of $661,000 related to an Avnet-owned building in EMEA, and the reversal of $1,739,000 related primarily to excess severance and lease reserves, certain of which were previously established through “restructuring, integration and other charges” in prior fiscal periods (see further discussions in this Note 17). Partially offsetting these charges was a pre-tax benefit of $12,526,000 which resulted from the favorable outcome of a contingent liability acquired in connection with an acquisition completed in a prior year. The impact of both the restructuring, integration and other charges, including the exit-related charges in the table above, and the acquisition related benefit recorded during fiscal 2007 was $7,353,000 pre-tax, $5,289,000 after tax and $0.03 per share on a diluted basis.

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

During fiscal 2008, amounts utilized as presented in the preceding table consisted of all cash payments. Adjustments during fiscal 2008 related to excess severance and other reserves. As of June 28, 2008, management expects the majority of the remaining reserves to be utilized by the end of fiscal 2009.

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

The restructuring, integration and other charges incurred during fiscal 2006 totaled $69,960,000 pre-tax ($60,983,000 included in “restructuring, integration and other charges” and $8,977,000 recorded in “cost of sales” for the write-down of inventory as a result of the Company’s decision to terminate certain supplier relationships in connection with the integration of Memec) and $49,870,000 after-tax, or $0.34 per share on a diluted basis. The pre-tax charge of $60,983,000 includes $21,894,000 for Memec integration related costs (primarily incremental salary and other costs), $22,284,000 for severance costs ($16,352,000 in EM resulting primarily from the Memec integration and $5,932,000 for the reduction of certain TS personnel), $9,085,000 of facility exit costs ($2,575,000 in EM and $6,510,000 in TS), which included $2,671,000 of impairment charges related to two owned but vacant Avnet buildings, $2,426,000 for the write-down of certain capitalized IT-related initiatives, primarily in the Americas, and $6,591,000 for other charges. During fiscal 2006, the Company also recorded a reversal of excess

AVNET, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

reserves amounting to $1,297,000 related primarily to restructuring charges recorded in prior fiscal years in TS EMEA.

The following table summarizes the activity in the reserve accounts during fiscal 2008:

	Memec	Other
Restructuring Charges	FY 2006	FY 2006	Total
	(Thousands)

Balance at June 30, 2007	$637	$2,115	$2,752
Amounts utilized	(337)	(967)	(1,304)
Adjustments	(168)	(401)	(569)
Other, principally foreign currency translation	(87)	47	(40)

Balance at June 28, 2008	$45	$794	$839

During fiscal 2008, amounts utilized consisted of $1,304,000 in cash payments and $569,000 in adjustments related primarily to severance and lease reserves deemed excessive and, therefore, reversed. As of June 28, 2008, the remaining Memec FY 2006 reserves related to facility exit costs which management expects to utilize by fiscal 2010. The remaining Other FY 2006 reserves related to facility exit costs which management expects to utilize by fiscal 2013.

18.	Summary of quarterly results (unaudited):

	First	Second	Third	Fourth
	Quarter	Quarter	Quarter	Quarter	Year(a)
	(Millions, except per share amounts)

2008(b)
Sales	$4,098.7	$4,753.1	$4,421.6	$4,679.2	$17,952.7
Gross profit	526.5	596.7	578.7	611.8	2,313.7
Net income	105.5	142.2	107.2	144.1	499.1
Diluted earnings per share	0.69	0.93	0.71	0.95	3.27
2007(c)
Sales	$3,648.4	$3,891.2	$3,904.3	$4,237.2	$15,681.1
Gross profit	468.3	493.9	534.8	551.6	2,048.6
Net income	64.1	99.1	105.2	124.7	393.1
Diluted earnings per share	0.44	0.67	0.70	0.81	2.63

(a)	Quarters may not add to the year due to rounding.

(b)	Second quarter results include a gain on sale of assets of $7.5 million pre-tax, $6.3 million after tax and $0.04 per share on a diluted basis related to $3.0 million of contingent purchase price proceeds in connection with a prior sale of a business and $4.5 million gain on sale of a building which was not taxable. Results for the third quarter include restructuring, integration and other charges of $10.9 million pre-tax, $7.5 million after tax and $0.05 per share on a diluted basis. Results for the fourth quarter include restructuring, integration and other charges of $19.1 million pre-tax, $14.4 million after tax and $0.10 per share on a diluted basis, an indemnification settlement amounting to $6.0 million pre-tax, $7.7 million after tax and $0.05 per share on a diluted basis paid to a former executive of an acquired company, environmental costs of $3.0 million pre-tax, $1.8 million after tax and $0.01 per share on a diluted basis associated with long outstanding environmental matters, the gain on sale of the Company’s investment in Calence LLC in the fourth quarter amounting to $42.4 million pre-tax, $25.9 million after tax and $0.17 per share on a diluted basis and an income tax net

AVNET, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

benefit of $13.9 million and $0.09 per share on a diluted basis from the settlement of a tax audit and adjustment to tax contingencies. The total impact of all the items discussed above on the twelve months ended June 28, 2008 was $11.0 million pre-tax gain, $14.7 million after tax gain and $0.09 per share on a diluted basis.

(c)	First quarter results include debt extinguishment costs amounting to $27.4 million pre-tax, $16.5 million after tax and $0.11 per share. Results for the third quarter include the impact of restructuring and integration charges of $8.5 million pre-tax, $6.0 million after tax and $0.04 per share on a diluted basis. Results in the third quarter also include a gain on sale of business lines of $3.0 million pre-tax, $1.8 million after tax, and $0.01 per share on a diluted basis. Results for the fourth quarter include restructuring and integration charges which were offset by a prior year acquisition-related pre-tax benefit of $12.5 million. The combined impact on the fourth quarter for these items amounted to a benefit of $1.2 million pre-tax, $0.7 million after tax and less than $0.01 per share on a diluted basis. The total impact of these charges on the twelve months ended June 30, 2007 was $31.7 million pre-tax, $20.0 million after tax and $0.13 per share on a diluted basis.

SCHEDULE II

AVNET, INC. AND SUBSIDIARIES

VALUATION AND QUALIFYING ACCOUNTS
Years Ended June 28, 2008, June 30, 2007 and July 1, 2006

Column A	Column B	Column C			Column D		Column E
		Additions
	Balance at	Charged to	Charged to				Balance at
	Beginning	Costs and	Other Accounts —		Deductions —		End of
Description	of Period	Expenses	Describe		Describe		Period
	(Thousands)

Fiscal 2008
Allowance for doubtful accounts	$102,121	$12,315	$1,351	(a)	$(39,097	)(b)	$76,690
Valuation allowance on foreign tax loss carryforwards (Note 9)	346,947	14,463	—		(17,376	)(c)	344,034
FY04 Restructuring reserves	3,571	—	—		(1,000	)(d)	2,571	(d)
Fiscal 2007
Allowance for doubtful accounts	88,983	17,389	23,311	(a)	(27,562	)(b)	102,121
Valuation allowance on foreign tax loss carryforwards (Note 9)	270,745	7,205	100,618	(e)	(31,621	)(f)	346,947
FY04 Restructuring reserves	6,698	—	—		(3,127	)(d)	3,571
Fiscal 2006
Allowance for doubtful accounts	85,079	30,737	11,503	(a)	(38,336	)(b)	88,983
Valuation allowance on foreign tax loss carryforwards (Note 9)	191,983	1,170	77,592	(g)	—		270,745
FY04 Restructuring reserves	12,358	—	—		(5,660	)(d)	6,698

(a)	Includes allowance for doubtful accounts as a result of acquisitions (see Note 2).

(b)	Uncollectible accounts written off.

(c)	Includes the impact of deferred tax rate changes, the translation impact of changes in foreign currency exchange rates, the release of valuation allowance on operating tax loss carryforwards recorded to goodwill and the release of valuation allowance against the associated deferred tax benefit as it was determined the operating tax loss carryforwards cannot be utilized.

(d)	Deductions for restructuring related activities included cash payments of $1.3 million, $2.7 million and $5.3 million in fiscal 2008, 2007 and 2006, respectively. In addition to the translation impact of changes in foreign currency exchange rates, deductions also included adjustments to release reserves deemed excessive of $0.2 million, $0.7 million, and $0.5 million in fiscal 2008, 2007 and 2006, respectively. Activity associated with fiscal 2008, 2007 and 2006 restructuring reserves is presented in Note 17.

(e)	Includes a valuation allowance established against a deferred tax asset recognized in fiscal 2007.

(f)	Includes the release of valuation allowances against operating tax loss carryforwards which were realized in fiscal 2007.

(g)	Includes certain valuation allowances acquired as a result of the Memec acquisition (see Note 2) and additional valuation allowances associated with legal entity reorganizations of certain foreign operations.

INDEX TO EXHIBITS

Exhibit
Number	Exhibit

3.1	Restated Certificate of Incorporation of the Company (incorporated herein by reference to the Company’s Current Report on Form 8-K dated February 12, 2001, Exhibit 3(i).
3.2	By-laws of the Company, effective August 10, 2007 (incorporated herein by reference to the Company’s Current Report on Form 8-K dated August 15, 2007 Exhibit 3.1).
4.1	Indenture dated as of October 1, 2000, between the Company and Bank One Trust Company, N.A., as Trustee, providing for the issuance of Debt Securities in one or more series. (incorporated herein by reference to the Company’s Current Report on Form 8-K dated October 12, 2000, Exhibit 4.1).
4.2	Officers’ Certificate dated February 4, 2003, providing for the Notes, including (a) the form of the Notes, and (b) the Pricing Agreement. (incorporated herein by reference to the Company’s Current Report on Form 8-K dated January 31, 2003, Exhibit 4.2).
4.3	Indenture dated as of March 5, 2004, by and between the Company and JP Morgan Trust Company, National Association. (incorporated herein by reference to the Company’s Current Report on Form 8-K dated March 8, 2004, Exhibit 4.1).
4.4	Officers’ Certificate dated March 5, 2004, establishing the terms of the 2% Convertible Senior Debentures due 2034. (incorporated herein by reference to the Company’s Current Report on Form 8-K dated March 8, 2004, Exhibit 4.2).
4.5	Officers’ Certificate dated August 19, 2005, establishing the terms of the 6.00% Notes due 2015. (incorporated herein by reference to the Company’s Current Report on Form 8-K dated August 19, 2005, Exhibit 4.2).
4.6	Officers’ Certificate dated September 12, 2006, establishing the terms of the 6.625% Notes due 2016. (incorporated herein by reference to the Company’s Current Report on Form 8-K dated September 12, 2006, Exhibit 4.2).
4.7	Officers’ Certificate dated March 7, 2007, establishing the terms of the 5 7/8% Notes due 2014 (incorporated herein by reference to the Company’s Current Report on Form 8-K dated March 7, 2007, Exhibit 4.2).
Note: The total amount of securities authorized under any other instrument that defines the rights of holders of the Company’s long-term debt does not exceed 10% of the total assets of the Company and its subsidiaries on a consolidated basis. Therefore, these instruments are not required to be filed as exhibits to this Report. The Company agrees to furnish copies of such instruments to the Commission upon request.

Executive Compensation Plans and Arrangements

10.1	Employment Agreement dated June 29, 1998 between the Company and David R. Birk (incorporated herein by reference to the Company’s Current Report on Form 8-K dated September 18, 1998, Exhibit 99.3).
10.2	Employment Agreement dated June 29, 1998 between the Company and Raymond Sadowski (incorporated herein by reference to the Company’s Current Report on Form 8-K dated September 18, 1998, Exhibit 99.4).
10.3	Employment Agreement dated May 1, 2000 between the Company and Richard Hamada (incorporated herein by reference to the Company’s Current Report on Form 8-K dated September 26, 2002, Exhibit 10B).
10.4	Employment Agreement dated June 29, 2002 between the Company and Roy Vallee (incorporated herein by reference to the Company’s Current Report on Form 8-K dated September 26, 2002, Exhibit 10D).
10.5	Change of Control Agreement dated as of March 1, 2001 between the Company and David R. Birk (incorporated herein by reference to the Company’s Current Report on Form 8-K dated May 14, 2001, Exhibit 99D).

Exhibit
Number	Exhibit

10.6	Change of Control Agreement dated as of March 1, 2001 between the Company and Ray Sadowski (incorporated herein by reference to the Company’s Current Report on Form 8-K dated May 14, 2001, Exhibit 99H).
10.7	Change of Control Agreement dated September 22, 2003 between the Company and Richard Hamada (incorporated herein by reference to the Company’s Quarterly Report on Form 10-Q dated November 14, 2003, Exhibit 10).
10.8	Employment Agreement dated July 1, 2004 between the Company and Steven C. Church (incorporated herein by reference to the Company’s Quarterly Report on Form 10-Q dated May 8, 2006, Exhibit 10.2).
10.9	Change of Control Agreement dated July 1, 2004 between the Company and Steven C. Church (incorporated herein by reference to the Company’s Quarterly Report on Form 10-Q dated May 8, 2006, Exhibit 10.3).
10.10	Change of Control Agreement dated as of March 1, 2001 between the Company and Harley Feldberg (incorporated herein by reference to the Company’s Current Report on Form 8-K dated September 8, 2004, Exhibit 10.1).
10.11	Employment Agreement dated July 4, 2004 between the Company and Harley Feldberg (incorporated herein by reference to the Company’s Quarterly Report on Form 10-Q dated November 10, 2004, Exhibit 10.1).
10.12	Employment Agreement dated as of July 11, 2005 between the Company and Stephen R. Phillips (incorporated herein by reference to the Company’s Current Report on Form 8-K dated August 29, 2007, Exhibit 10.1).
10.13	Change of Control Agreement dated as of December 1, 2006 between the Company and Stephen R. Phillips (incorporated herein by reference to the Company’s Current Report on Form 8-K dated August 29, 2007, Exhibit 10.2).
10.14	Employment Agreement dated as of March 5, 2007 between the Company and John Paget (incorporated herein by reference to the Company’s Current Report on Form 8-K dated August 29, 2007, Exhibit 10.3).
10.15	Avnet 1988 Stock Option Plan (incorporated herein by reference to the Company’s Registration Statement on Form S-8, Registration No. 33-29475, Exhibit 4-B).
10.16	Avnet 1990 Stock Option Plan (incorporated herein by reference to the Company’s Annual Report on Form 10-K for the fiscal year ended June 30, 1992, Exhibit 10E).
10.17	Avnet 1995 Stock Option Plan (incorporated herein by reference to the Company’s Current Report on Form 8-K dated February 12, 1996, Exhibit 10).
10.18	Avnet 1996 Incentive Stock Option Plan (incorporated herein by reference to the Company’s Registration Statement on Form S-8, Registration No. 333-17271, Exhibit 99).
10.19	Amended and Restated Avnet 1997 Stock Option Plan (incorporated herein by reference to the Company’s Current Report on Form 8-K dated August 29, 2006, Exhibit 10.1).
10.20	1994 Avnet Incentive Stock Program (incorporated herein by reference to the Company’s Registration Statement on Form S-8, Registration No. 333-00129, Exhibit 99).
10.21	Stock Bonus Plan for Outside Directors (incorporated herein by reference to the Company’s Current Report on Form 8-K dated September 23, 1997, Exhibit 99.2).
10.22	Amendment to Stock Bonus Plan for Outside Directors dated November 8, 2002. Directors (incorporated herein by reference to the Company’s Current Report on Form 8-K dated September 15, 2003 Exhibit 10G).
10.23	Retirement Plan for Outside Directors of Avnet, Inc., effective July 1, 1993 (incorporated herein by reference to the Company’s Annual Report on Form 10-K for the fiscal year ended June 30, 1992, Exhibit 10i).
10.24	Amended and Restated Avnet, Inc. Deferred Compensation Plan for Outside Directors (incorporated herein by reference to the Company’s Registration Statement on Form S-8, Registration No. 333-112062, Exhibit 10.1).
10.25	Avnet 1999 Stock Option Plan (incorporated by reference to the Company’s Current Report on Form 8-K dated August 29, 2006 Exhibit 10.2).

Exhibit
Number	Exhibit

10.26	Avnet, Inc. Executive Incentive Plan (incorporated herein by reference to the Company’s Proxy Statement dated October 7, 2002).
10.27	Amended and Restated Employee Stock Purchase Plan (incorporated herein by reference to the Company’s Proxy Statement dated October 1, 2003).
10.28	Avnet, Inc. 2003 Stock Compensation Plan
(a) Form of nonqualified stock option agreement
(b) Form of nonqualified stock option agreement for non-employee director
(c) Form of incentive stock option agreement
(d) Form of performance stock unit term sheet
(incorporated by reference to the Company’s Current Report on Form 8-K dated August 29, 2006, Exhibit 10.3).
10.29	Avnet, Inc. 2006 Stock Compensation Plan (incorporated by reference to the Company’s Proxy Statement dated October 10, 2006, Appendix A).
10.30	Avnet, Inc. 2006 Stock Compensation Plan
(a) Form of nonqualified stock option agreement
(b) Form of nonqualified stock option agreement for non-employee director
(c) Form of performance stock unit term sheet
(d) Form of incentive stock option agreement
(e) Long Term Incentive Letter
(incorporated by reference to the Company’s Current Report on Form 8-K dated May 16, 2007, Exhibit 99.1).
10.31	Avnet Deferred Compensation Plan (incorporated by reference to the Company’s Current Report on Form 8-K dated May 18, 2005, Exhibit 99.1).
10.32	Form of Indemnity Agreement. The Company enters into this form of agreement with each of its directors and officers. (incorporated herein by reference to the Company’s Quarterly Report on Form 10-Q dated May 8, 2006, Exhibit 10.1).
10.33	Form option agreements for stock option plans (incorporated by reference to the Company’s Current Report on Form 8-K dated September 8, 2004, Exhibit 10.4).
(a) Non-Qualified stock option agreement for 1999 Stock Option Plan
(b) Incentive stock option agreement for 1999 Stock Option Plan
(c) Incentive stock option agreement for 1996 Stock Option Plan
(d) Non-Qualified stock option agreement for 1995 Stock Option Plan

Bank Agreements

10.34	Securitization Program
(a) Receivables Sale Agreement, dated as of June 28, 2001, between Avnet, Inc., as Originator and Avnet Receivables Corporation as Buyer (incorporated herein by reference to the Company’s Current Report on Form 8-K dated September 26, 2002, Exhibit 10J).
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

Exhibit
Number	Exhibit

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
(s) Amendment No. 11, effective as of August 27, 2007, to the Amended and Restated Receivables Purchase Agreement in 10.36(h) above (incorporated herein by reference to the Company’s Current Report on Form 8-K dated August 29, 2007, Exhibit 10.5).

Exhibit
Number		Exhibit

10.35		Amended and Restated Credit Agreement, dated October 13, 2005, by and among Avnet, Inc., Avnet Logistics U.S., L.P. and Certain Other Subsidiaries, as Borrowers, Bank of America, N.A. as Administrative Agent, Swing Line Lender and L/C Issuer and the Other Lenders party thereto. (incorporated herein by reference to the Company’s Current Report on Form 8-K dated October 17, 2005, Exhibit 10.1).
10.36		Credit Agreement dated September 27, 2007 among AVNET, INC., a New York corporation (the “Company”), Avnet Japan Co., Ltd., a private company governed under the laws of Japan (“Avnet Japan”), each other Subsidiary of the Company party hereto pursuant to Section 2.14 (Avnet Japan and each such other Subsidiary, a “Designated Borrower” and, together with the Company, the “Borrowers” and, each a “Borrower”), each lender from time to time party hereto (collectively, the “Lenders” and individually, a “Lender”), and BANK OF AMERICA, N.A., as Administrative Agent, Swing Line Lender and L/C Issuer. (incorporated herein by reference to the Company’s Current Report on Form 8-K dated September 28, 2007, Exhibit 10.1).
10.37		Guaranty dated as of September 27, 2007 made by AVNET, INC., a New York corporation (the “Guarantor”), to BANK OF AMERICA, N.A., a national banking association organized and existing under the laws of the United States, as administrative agent under the Credit Agreement defined below (in such capacity, the “Administrative Agent”), each of the lenders now or hereafter party to the Credit Agreement defined below (each, a “Lender” and, collectively, the “Lenders” and, together with the Administrative Agent, collectively, the “Secured Parties” and each a “Secured Party”) (incorporated herein by reference to the Company’s Current Report on Form 8-K dated September 28, 2007, Exhibit 10.2).

Other Agreements

10.38		Securities Acquisition Agreement, dated April 26, 2005, by and among Avnet, Inc. and the sellers named therein and Memec Group Holdings Limited. (incorporated herein by reference to the Company’s Current Report on Form 8-K dated April 26, 2005, Exhibit 2.1).
10.39		Stock and Asset Purchase Agreement, dated as of November 6, 2006, between MRA Systems, Inc. and Avnet, Inc. (incorporated herein by reference to the Company’s Current Report on Form 8-K dated November 7, 2006, Exhibit 10.1).
12	.1**	Ratio of Earnings to Fixed Charges.
21	.**	List of subsidiaries of the Company as of June 28, 2008.
23	.1**	Consent of KPMG LLP.
31	.1**	Certification by Roy Vallee, Chief Executive Officer, under Section 302 of the Sarbanes-Oxley Act of 2002.
31	.2**	Certification by Raymond Sadowski, Chief Financial Officer, under Section 302 of the Sarbanes-Oxley Act of 2002.
32	.1***	Certification by Roy Vallee, Chief Executive Officer, under Section 906 of the Sarbanes-Oxley Act of 2002.
32	.2***	Certification by Raymond Sadowski, Chief Financial Officer, under Section 906 of the Sarbanes-Oxley Act of 2002.

*	This Exhibit does not include the Exhibits and Schedules thereto as listed in its table of contents. The Company undertakes to furnish any such Exhibits and Schedules to the Securities and Exchange Commission upon its request.

**	Filed herewith.

***	Furnished herewith.