Form 10-Q
period 2008-09-27
AVNET INC
filed 2008-11-04
CIK 8858

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 27, 2008

Commission File #1-4224

AVNET, INC.

Incorporated in New York

IRS Employer Identification No. 11-1890605

2211 South 47th Street, Phoenix, Arizona 85034
(480) 643-2000

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days.  Yes ☑     No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company. See definitions of “large accelerated filer”, “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☑	Accelerated filer ☐	Non-accelerated filer ☐	Small Reporting Company ☐
(Do not check if a smaller reporting company)

Indicate by checkmark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ☐     No ☑

The total number of shares outstanding of the registrant’s Common Stock (net of treasury shares) as of October 24, 2008 —  150,649,540 shares.

AVNET, INC. AND SUBSIDIARIES

PART I

FINANCIAL INFORMATION

Item 1.	Financial Statements

AVNET, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(Unaudited)

	September 27,	June 28,
	2008	2008
	(Thousands, except
	share amounts)

ASSETS
Current assets:
Cash and cash equivalents	$386,925	$640,449
Receivables, less allowances of $77,248 and $76,690, respectively	3,284,386	3,367,443
Inventories	1,908,869	1,894,492
Prepaid and other current assets	76,261	68,762

Total current assets	5,656,441	5,971,146
Property, plant and equipment, net	247,136	227,187
Goodwill (Notes 3 and 4)	1,832,543	1,728,904
Other assets	325,447	272,893

Total assets	$8,061,567	$8,200,130

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Borrowings due within one year (Note 5)	$38,423	$43,804
Accounts payable	2,185,667	2,293,243
Accrued expenses and other	468,688	442,545

Total current liabilities	2,692,778	2,779,592
Long-term debt, less due within one year (Note 5)	1,180,359	1,181,498
Other long-term liabilities	103,374	104,349

Total liabilities	3,976,511	4,065,439

Commitments and contingencies (Note 6)
Shareholders’ equity (Notes 8 and 9):
Common stock $1.00 par; authorized 300,000,000 shares; issued 150,657,000 shares and 150,417,000 shares, respectively	150,657	150,417
Additional paid-in capital	1,131,828	1,122,852
Retained earnings	2,472,528	2,379,723
Accumulated other comprehensive income (Note 8)	330,514	482,178
Treasury stock at cost, 18,613 shares and 18,286 shares, respectively	(471)	(479)

Total shareholders’ equity	4,085,056	4,134,691

Total liabilities and shareholders’ equity	$8,061,567	$8,200,130

See notes to consolidated financial statements.

AVNET, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

	First Quarters Ended
	September 27,	September 29,
	2008	2007
	(Thousands, except
	per share data)

Sales	$4,494,450	$4,098,718
Cost of sales	3,910,283	3,572,190

Gross profit	584,167	526,528
Selling, general and administrative expenses	429,642	361,332

Operating income	154,525	165,196
Other (expense) income, net	(649)	7,430
Interest expense	(16,860)	(18,557)

Income before income taxes	137,016	154,069
Income tax provision	44,211	48,532

Net income	$92,805	$105,537

Net earnings per share (Note 9):
Basic	$0.62	$0.70

Diluted	$0.61	$0.69

Shares used to compute earnings per share (Note 9):
Basic	150,561	149,978

Diluted	151,930	153,458

See notes to consolidated financial statements.

AVNET, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	First Quarters Ended
	September 27,	September 29,
	2008	2007
	(Thousands)

Cash flows from operating activities:
Net income	$92,805	$105,537
Non-cash and other reconciling items:
Depreciation and amortization	19,236	13,522
Deferred income taxes	(4,177)	32,343
Stock-based compensation	11,510	11,395
Other, net	6,890	2,870
Changes in (net of effects from businesses acquired):
Receivables	78,725	101,610
Inventories	(57,499)	(49,219)
Accounts payable	(140,428)	(229,186)
Accrued expenses and other, net	(12,357)	(32,697)

Net cash flows used for operating activities	(5,295)	(43,825)

Cash flows from financing activities:
(Repayment of) proceeds from bank debt, net (Note 5)	(6,696)	9,433
Proceeds from other debt, net (Note 5)	2,154	100
Other, net	756	4,777

Net cash flows (used for) provided by financing activities	(3,786)	14,310

Cash flows from investing activities:
Purchases of property, plant and equipment	(27,578)	(13,661)
Cash proceeds from sales of property, plant and equipment	788	278
Acquisition of operations, net of cash acquired (Note 3)	(207,384)	(12,190)

Net cash flows used for investing activities	(234,174)	(25,573)

Effect of exchange rate changes on cash and cash equivalents	(10,269)	18,624

Cash and cash equivalents:
— decrease	(253,524)	(36,464)
— at beginning of period	640,449	557,350

— at end of period	$386,925	$520,886

Additional cash flow information (Note 10)

See notes to consolidated financial statements.

AVNET, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.	Basis of presentation

In the opinion of management, the accompanying unaudited interim consolidated financial statements contain all adjustments necessary, all of which are of a normal recurring nature except for the restructuring, integration and other charges discussed in Note 12, to present fairly the Company’s financial position, results of operations and cash flows. For further information, refer to the consolidated financial statements and accompanying notes included in the Company’s Annual Report on Form 10-K for the fiscal year ended June 28, 2008.

2.	Interim financial results

The results of operations for the first quarter ended September 27, 2008 are not necessarily indicative of the results to be expected for the full year.

3.	Acquisitions

During the first quarter of fiscal 2009, the Company completed its acquisition of Horizon Technology Group plc in an all cash transaction for €1.18 per share, or approximately $160.5 million including the assumption of net debt. Horizon is a leading technical integrator and distributor of information technology products in the UK and Ireland with sales of approximately $400 million in calendar year 2007. The acquired business is reported as part of the Technology Solutions (“TS”) EMEA reporting unit. The Company also made two smaller acquisitions in July 2008, Source Electronics Corporation with annualized revenue of approximately $82 million which is reported as part of the Electronics Marketing (“EM”) Americas reporting unit, and Ontrack Solutions Pvt. Ltd. with annualized revenue of approximately $13 million which is reported as part of the TS Asia reporting unit.

In October 2008, the Company announced its plan to acquire Abacus Group plc, a value-added distributor of computer components in Europe with sales of approximately £287 million in its fiscal year ended September 2007, for an all cash price of £0.55 per share which equates to approximately £105.1 million including the assumption of net debt. The transaction, which is subject to the completion of a tender offer and regulatory approval, is expected to close early in calendar 2009. The acquired business will be reported as part of the EM EMEA reporting unit.

Acquisition-related exit activity accounted for in purchase accounting

During fiscal 2007, the Company recorded certain exit-related liabilities through purchase accounting which consisted of severance for workforce reductions, non-cancelable lease commitments and lease termination charges for leased facilities, and other contract termination costs associated with the exit activities. The following table summarizes the utilization of these reserves during the first quarter of fiscal 2009:

	Severance	Facility Exit
	Reserves	Reserves	Total
	(Thousands)

Balance at June 28, 2008	$17	$1,920	$1,937
Amounts utilized	(17)	(535)	(552)
Other, principally foreign currency translation	—	(111)	(111)

Balance at September 27, 2008	$—	$1,274	$1,274

Total amounts utilized for exit-related activities during the first quarter of fiscal 2009 consisted of $552,000 in cash payments. As of September 27, 2008, management expects the majority of the facility exit costs to be utilized by fiscal 2013.

AVNET, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

During fiscal 2006, the Company recorded certain exit-related liabilities through purchase accounting which consisted of severance for workforce reductions, non-cancelable lease commitments and lease termination charges for leased facilities, and other contract termination costs associated with the exit activities. The following table summarizes the utilization of these reserves during the first quarter of fiscal 2009:

	Severance	Facility Exit
	Reserves	Reserves	Other	Total
	(Thousands)

Balance at June 28, 2008	$435	$7,857	$2,009	$10,301
Amounts utilized	(40)	(869)	—	(909)
Other, principally foreign currency translation	(27)	—	—	(27)

Balance at September 27, 2008	$368	$6,988	$2,009	$9,365

Amounts utilized during the first quarter of fiscal 2009 consisted of $909,000 in cash payments. The remaining severance reserves are expected to be substantially paid out by the end of fiscal 2009, whereas reserves for other contractual commitments, particularly for certain lease commitments, will extend into fiscal 2013.

4.	Goodwill and intangible assets

The following table presents the carrying amount of goodwill, by reportable segment, for the three months ended September 27, 2008:

	Electronics	Technology
	Marketing	Solutions	Total
	(Thousands)

Carrying value at June 28, 2008	$1,141,792	$587,112	$1,728,904
Additions	57,513	145,584	203,097
Adjustments	(6,198)	(59,066)	(65,264)
Foreign currency translation	(4,627)	(29,567)	(34,194)

Carrying value at September 27, 2008	$1,188,480	$644,063	$1,832,543

The addition to goodwill in EM was primarily a result of the Source Electronics acquisition. The addition to goodwill in TS was primarily a result of the Horizon and Ontrack Solutions Pvt Ltd acquisitions (see Note 3). Adjustments to goodwill in both operating groups related primarily to the identification of intangible assets, net of associated deferred tax liabilities, for three acquisitions that were completed in the prior year as well as estimated intangible assets related to acquisitions completed in the first quarter of fiscal 2009.

As of September 27, 2008, “Other assets” included customer relationship intangible assets with a carrying value of $114,858,000 (consisting of $132,200,000 in original cost value and accumulated amortization of $17,342,000). These assets are being amortized over ten years. During the first quarter of fiscal 2009, the Company completed its valution of identifiable intangible assets related to acquisitions completed in fiscal 2008. As a result of the valuation, the Company recorded $76,800,000 for intangible assets (primarily consisting of customer relationship intangible assets), together with cumulative amortization expense of $3,830,000 of which $1,606,000 related to the prior year, and also included estimated amortization expense for intangible assets from acquisitions completed during the first quarter of fiscal 2009. Intangible asset amortization expense was $5,215,000 and $1,385,000 for the first quarter of fiscal 2009 and fiscal 2008, respectively. Amortization expense for the next five years is expected to be approximately $13,000,000 each year, based upon estimated intangible assets identified for acquisitions completed to date.

AVNET, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

5.	External financing

Short-term debt consists of the following:

	September 27,	June 28,
	2008	2008
	(Thousands)

Bank credit facilities	$28,259	$32,649
Other debt due within one year	10,164	11,155

Short-term debt	$38,423	$43,804

Bank credit facilities consist of various committed and uncommitted lines of credit with financial institutions utilized primarily to support the working capital requirements of foreign operations. The weighted average interest rate on the outstanding bank credit facilities was 1.6% at September 27, 2008 and 1.5% at June 28, 2008.

The Company has a $450,000,000 accounts receivable securitization program (the “Securitization Program”) with a group of financial institutions that allows the Company to sell, on a revolving basis, an undivided interest in eligible receivables while retaining a subordinated interest in a portion of the receivables. The Securitization Program, which has a one year term that expires in August 2009, does not qualify for sale treatment; as a result, any borrowings under the Securitization Program are recorded as debt on the consolidated balance sheet. The Securitization Program contains certain covenants, all of which the Company was in compliance with as of September 27, 2008. There were no amounts outstanding under the Program at September 27, 2008 or June 28, 2008.

Long-term debt consists of the following:

	September 27,	June 28,
	2008	2008
	(Thousands)

5.875% Notes due March 15, 2014	$300,000	$300,000
6.00% Notes due September 1, 2015	250,000	250,000
6.625% Notes due September 15, 2016	300,000	300,000
2% Convertible Senior Debentures due March 15, 2034	300,000	300,000
Other long-term debt	32,974	34,207

Subtotal	1,182,974	1,184,207
Discount on notes	(2,615)	(2,709)

Long-term debt	$1,180,359	$1,181,498

The Company has a five-year $500,000,000 unsecured revolving credit facility (the “Credit Agreement”) with a syndicate of banks which expires in September 2012. Under the Credit Agreement, the Company may select from various interest rate options, currencies and maturities. The Credit Agreement contains certain covenants, all of which the Company was in compliance with as of September 27, 2008. As of the end of the first quarter of fiscal 2009, there were $19,723,000 in borrowings outstanding under the Credit Agreement included in “other long-term debt” in the preceding table. In addition, there were $7,475,000 in letters of credit issued under the Credit Agreement which represent a utilization of the Credit Agreement capacity but are not recorded in the consolidated balance sheet as the letters of credit are not debt. At June 28, 2008, there were $19,689,000 in borrowings outstanding and $24,264,000 in letters of credit issued under the Credit Agreement.

The Company’s 2% Convertible Senior Debentures due March 15, 2034 (the “Debentures”) are convertible into Avnet common stock at a rate of 29.5516 shares of common stock per $1,000 principal amount of Debentures. The Debentures are only convertible under certain circumstances, including if: (i) the closing price of the Company’s common stock reaches $45.68 per share (subject to adjustment in certain circumstances) for a specified period of time; (ii) the average trading price of the Debentures falls below a certain percentage of the conversion value per Debenture for a specified period of time; (iii) the Company calls the Debentures for redemption; or (iv) certain corporate transactions, as defined, occur. The Company may redeem some or all of the Debentures for cash any time on or after March 20, 2009 at the Debentures’ full principal amount plus accrued and unpaid interest, if any. Holders of the Debentures may require the Company to purchase, in cash, all or a portion of the Debentures on March 15, 2009, 2014, 2019, 2024 and 2029, or upon a fundamental change, as defined, at the Debentures’ full

AVNET, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

principal amount plus accrued and unpaid interest, if any. In December 2004, the Company made an irrevocable election to satisfy the principal portion of the Debentures in cash and settle the remaining obligation with shares of common stock if and when the Debentures are converted.

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

The Company’s noncontributory defined benefit pension plan (the “Plan”) covers substantially all domestic employees. Components of net periodic pension costs during the quarters ended September 27, 2008 and September 29, 2007 were as follows:

	First Quarters Ended
	September 27,	September 29,
	2008	2007
	(Thousands)

Service cost	$4,051	$3,684
Interest cost	4,544	4,192
Expected return on plan assets	(6,363)	(5,834)
Recognized net actuarial loss	581	774

Net periodic pension costs	$2,813	$2,816

During the first quarter of fiscal 2009, the Company made contributions to the Plan of $6,825,000.

8.	Comprehensive income (loss)

	First Quarters Ended
	September 27,	September 29,
	2008	2007
	(Thousands)

Net income	$92,805	$105,537
Foreign currency translation adjustments	(151,664)	53,896

Total comprehensive income (loss)	$(58,859)	$159,433

AVNET, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

9.	Earnings per share

	First Quarters Ended
	September 27,	September 29,
	2008	2007
	(Thousands, except
	per share data)

Numerator:
Net income	$92,805	$105,537

Denominator:
Weighted average common shares for basic earnings per share	150,561	149,978
Net effect of dilutive stock options and restricted stock awards	1,369	2,177
Net effect of 2% Convertible Debentures due March 15, 2034	—	1,303

Weighted average common shares for diluted earnings per share	151,930	153,458

Basic earnings per share	$0.62	$0.70

Diluted earnings per share	$0.61	$0.69

Shares issuable upon conversion of the 2% Convertible Debentures are excluded from the computation of earnings per diluted share for the first quarter of fiscal 2009 as a result of the Company’s election to satisfy the principal portion of the Debentures, if converted, in cash (see Note 5) in combination with the fact that the average stock price for the first quarter of fiscal 2009 was below the conversion price per share of $33.84. Shares issuable for the conversion premium of the 2% Convertible Debentures are included in the computation of earnings per diluted share for the first quarter of fiscal 2008 because the average stock price for the quarter was above the conversion price per share of $33.84. The number of dilutive shares for the conversion premium was calculated in accordance with EITF 04-8, The Effect of Contingently Convertible Instruments on Diluted Earnings per Share.

Options to purchase 1,007,000 and 33,000 shares of the Company’s stock were excluded from the calculations of diluted earnings per share for the quarters ended September 27, 2008 and September 29, 2007, respectively, because the exercise price for those options was above the average market price of the Company’s stock. Therefore, inclusion of these options in the diluted earnings per share calculation would have had an anti-dilutive effect.

10.	Additional cash flow information

Interest and income taxes paid in the three months ended September 27, 2008 and September 29, 2007, respectively, were as follows:

	First Quarters Ended
	September 27,	September 29,
	2008	2007
	(Thousands)

Interest	$31,224	$33,462
Income taxes	34,849	17,846

AVNET, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

11.	Segment information

	First Quarters Ended
	September 27,	September 29,
	2008	2007
	(Thousands)

Sales:
Electronics Marketing	$2,701,479	$2,491,194
Technology Solutions	1,792,971	1,607,524

	$4,494,450	$4,098,718

Operating income (loss):
Electronics Marketing	$138,706	$130,171
Technology Solutions	51,107	58,529
Corporate	(25,297)	(23,504)

	164,516	165,196
Restructuring, integration and other charges (Note 12)	(6,161)	—
Incremental intangible asset amortization (Note 4)	(3,830)	—

	$154,525	$165,196

Sales, by geographic area:
Americas(1)	$2,017,171	$1,984,348
EMEA(2)	1,496,472	1,254,807
Asia/Pacific(3)	980,807	859,563

	$4,494,450	$4,098,718

(1)	Includes sales in the United States of $1.8 billion for both the quarters ended September 27, 2008 and September 29, 2007, respectively.

(2)
Includes sales in Germany and United Kingdom of $555.5 million and $250.0 million, respectively, for the quarter ended September 27, 2008, and $467.3 million of sales in Germany for the quarter ended September 29, 2007. Sales in the United Kingdom were not a significant component of consolidated sales for the quarter ended September 29, 2007.

(3)
Includes sales in Taiwan, Hong Kong and Singapore of $333.0 million, $298.3 million and $249.7 million, respectively, for the quarter ended September 27, 2008 and sales in Taiwan, Hong Kong and Singapore of $277.3 million, $226.3 million and $216.6 million, respectively, for the quarter ended September 29, 2007.

AVNET, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

	September 27,	June 28,
	2008	2008
	(Thousands)

Assets:
Electronics Marketing	$5,282,042	$5,140,468
Technology Solutions	2,720,341	2,785,103
Corporate	59,184	274,559

	$8,061,567	$8,200,130

Property, plant, and equipment, net, by geographic area
Americas(4)	$161,873	$148,872
EMEA(5)	67,017	64,880
Asia/Pacific	18,246	13,435

	$247,136	$227,187

(4)	Includes property, plant and equipment, net, of $155.7 million and $145.4 million as of September 27, 2008 and June 28, 2008, respectively, in the United States.

(5)
Includes property, plant and equipment, net, of $28.3 million and $20.0 million in Germany and Belgium, respectively as of September 27, 2008 and $31.8 million and $16.8 million in Germany and Belgium, respectively, as of June 28, 2008.

12.	Restructuring, integration and other charges

Fiscal 2009

During the first quarter of fiscal 2009, the Company incurred restructuring, integration and other charges included in “selling, general and administrative expenses” related to cost reduction actions taken in response to current market conditions, costs for integration activity for recently acquired businesses and a loss on investment.

Quarter ended
September 27, 2008
(Thousands)

Restructuring charges	$5,251
Integration costs	918
Reversal of excess prior year restructuring reserves	(1,092)
Loss on investment	1,084

Total restructuring, integration and other charges	$6,161

The activity related to the restructuring charges incurred during the first quarter of fiscal 2009 is presented in the following table:

	Severance	Facility
	Reserves	Exit Costs	Other	Total
	(Thousands)

Fiscal 2009 pre-tax charges	$2,925	$2,201	$125	$5,251
Amounts utilized	(1,040)	(1,046)	(21)	(2,107)
Other, principally foreign currency translation	33	9	1	43

Balance at September 27, 2008	$1,918	$1,164	$105	$3,187

Severance charges related to personnel reductions of approximately 80 employees in administrative, finance and sales functions in connection with the cost reduction actions in EM Americas and TS EMEA. Facility exit costs related to two facilities in the Americas that were vacated as well as a reassessment of lease reserves for facilities exited in prior years. Other charges included contractual obligations with no on-going benefit to the Company. Cash payments of $2,092,000 are reflected in the amounts utilized during the first quarter of fiscal 2009 and the remaining amounts were related to non-cash asset write downs. As of September 27, 2008, management expects the majority of the remaining severance and other reserves to be utilized by the end of fiscal 2009 and the remaining facility

AVNET, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

exit cost reserves to be utilized by the end of fiscal 2013.

During the first quarter of fiscal 2009, the Company incurred integration costs for professional fees, facility moving costs, travel, meeting, marketing and communication costs that were incrementally incurred as a result of the integration efforts. In addition, the Company incurred a loss resulting from a decline in the market value of certain small investments held by the Company related to its deferred compensation program.

Fiscal 2008

During fiscal 2008, the Company incurred restructuring, integration and other charges related to cost reductions required to improve the performance at certain business units and incurred integration costs associated with recently acquired businesses. The activity related to the restructuring reserves is presented in the following table:

	Severance	Facility
	Reserves	Exit Costs	Other	Total
	(Thousands)

Balance at June 28, 2008	$10,477	$2,833	$1,130	$14,440
Amounts utilized	(4,576)	(327)	(145)	(5,048)
Adjustments	(1,092)	—	—	(1,092)
Other, principally foreign currency translation	(432)	(192)	(54)	(678)

Balance at September 27, 2008	$4,377	$2,314	$931	$7,622

Cash payments of $4,994,000 are reflected in the amounts utilized during the first quarter of fiscal 2009 and the remaining amounts are related to non-cash asset write downs. Management expects the majority of the remaining severance reserves to be utilized in fiscal 2009, the remaining facility exit cost reserves to be utilized by the end of fiscal 2013 and other contractual obligations to be utilized by the end of fiscal 2010.

Fiscal 2007 and prior restructuring reserves

In fiscal year 2007 and prior, the Company incurred restructuring charges under four separate restructuring plans. The table below presents the activity during the first quarter of fiscal 2009 related to reserves established as part of these restructuring plans:

		Memec	Other	FY 2004
Restructuring charges	FY 2007	FY 2006	FY 2006	and 2003	Total
	(Thousands)

Balance at June 28, 2008	$549	$45	$794	$2,571	$3,959
Amounts utilized	(262)	(8)	(73)	(296)	(639)
Other, principally foreign currency translation	(13)	(3)	(5)	(150)	(171)

Balance at September 27, 2008	$274	$34	$716	$2,125	$3,149

As of September 27, 2008, the remaining FY 2007 reserves related to severance and facility exit costs which management expects to utilize by fiscal 2009. The remaining Memec FY 2006 reserves related to facility exit costs, which management expects to be utilized by fiscal 2010. The Other FY 2006 remaining reserves related to facility exit costs, which management expects to utilize by fiscal 2013. The remaining reserves for FY 2004 and 2003 restructuring activities related to severance reserves and contractual lease commitments, substantially all of which the Company expects to utilize by the end of fiscal 2010, although a small portion of the remaining reserves relate to lease payouts that extend to fiscal 2012.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

For a description of the Company’s critical accounting policies and an understanding of the significant factors that influenced the Company’s performance during the quarters ended September 27, 2008 and September 29, 2007, this Management’s Discussion and Analysis of Financial Condition and Results of Operations (“MD&A”) should be read in conjunction with the consolidated financial statements, including the related notes, appearing in Item 1 of this Report, as well as the Company’s Annual Report on Form 10-K for the year ended June 28, 2008.

There are numerous references to the impact of foreign currency translation in the discussion of the Company’s results of operations. Over the past several years, the exchange rates between the US Dollar and many foreign currencies, especially the Euro, have fluctuated significantly. For example, the US Dollar has weakened against the Euro by approximately 10% when comparing the first quarter of fiscal 2009 with the first quarter of fiscal 2008. When the weaker US Dollar exchange rates of the current year are used to translate the results of operations of Avnet’s subsidiaries denominated in foreign currencies, the resulting impact is an increase in US Dollars of reported results as compared with the prior period. In the discussion that follows, this is referred to as the “translation impact of changes in foreign currency exchange rates.”

In addition to disclosing financial results that are determined in accordance with US generally accepted accounting principles (“GAAP”), the Company also discloses certain non-GAAP financial information such as income or expense items as adjusted for the translation impact of changes in foreign currency exchange rates, as discussed above, or adjusted for the impact of acquisitions (by adjusting Avnet’s prior periods to include the sales of businesses acquired as if the acquisitions had occurred at the beginning of the period presented). In the discussion that follows, the term “pro forma sales” or “organic sales” refers to sales adjusted to exclude the impact of acquisitions. Management believes that providing this additional information is useful to the reader to better assess and understand operating performance, especially when comparing results with previous periods or forecasting performance for future periods, primarily because management typically monitors the business both including and excluding these adjustments to GAAP results. Management also uses these non-GAAP measures to establish operational goals and, in some cases, for measuring performance for compensation purposes. However, analysis of results and outlook on a non-GAAP basis should be used as a complement to, and in conjunction with, data presented in accordance with GAAP.

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

During the last fifteen months, the Company acquired ten businesses as presented in the table below. In addition, in October 2008, the Company announced its plan to acquire Abacus Group plc, a value-added distributor of electronic components in Europe (see Note 3 to the Notes to Consolidated Financial Statements in Item 1 of this Form 10Q).

Acquisition
Acquired Business	Operating Group	Region	Date

Flint Distribution Ltd.	EM	EMEA	07/05/07
Division of Magirus Group	TS	EMEA	10/06/07
Betronik GmbH	EM	EMEA	10/31/07
ChannelWorx	TS	Asia/Pac	10/31/07
Division of Acal plc Ltd.	TS	EMEA	12/17/07
YEL Electronics Hong Kong Ltd.	EM	Asia/Pac	12/31/07
Azzurri Technology Ltd.	EM	EMEA	03/31/08
Horizon Technology Group plc	TS	EMEA	06/30/08
Source Electronics Corporation	EM	Americas	06/30/08
Ontrack Solutions Pvt Ltd	TS	Asia/Pac	07/31/08

Results of Operations

Executive Summary

Comparative financial results for Avnet were impacted by acquisitions and a weaker US dollar (as previously mentioned in this MD&A) when comparing the first quarter of fiscal 2009 with the first quarter of fiscal 2008. As presented in the preceding table, the Company acquired ten businesses in the past fifteen months impacting both operating groups. The acquisitions positively impacted the comparison of results with prior periods as the prior periods do not include results of the acquired businesses. The comparison of sales for the first quarter of fiscal 2009 with the first quarter of fiscal 2008 adjusted to include the sales of acquired businesses as if the acquisitions had occurred at the beginning of fiscal 2008 is presented in the tables under Sales and is referred to as “pro forma” sales or “organic” growth in this MD&A.

Avnet’s consolidated sales of $4.49 billion in the first quarter of fiscal 2009 increased 9.7% over the first quarter of fiscal 2008 sales of $4.10 billion and increased 7.0% excluding the translation impact of changes in foreign currency exchange rates. Acquisitions were a primary driver of the year-over-year growth as organic sales growth was 0.9% on a consolidated basis over the prior year first quarter. On an operating segment level, TS sales increased 11.5% year over year, but declined 3.3% on a pro forma basis. All three regions of TS experienced a decline in organic sales and, in response, management has taken actions during the first quarter and announced further actions to be taken over the next six months to reduce costs and protect operating margins. EM reported sales growth of 8.4% over the prior year first quarter and sales growth of 3.9% on a pro forma basis. The EM Americas and EMEA regions experienced slowing organic growth at roughly 2% in comparison with the prior year first quarter and, as a result, cost reduction actions in these regions are also being taken. EM Asia continued to grow organic sales with a 7.9% increase year over year.

Gross profit margin of 13.0% increased 15 basis points over the prior year quarter with a 59 basis point increase at TS partially offset by an 8 basis point decrease at EM. Operating profit margin declined 59 basis points year over year to 3.44% in the first quarter of fiscal 2009. EM operating profit margin of 5.13% was down 10 basis points as compared with the year-ago quarter and represented the eleventh consecutive quarter where EM operating profit margin was above 5%. TS operating profit margin declined 79 basis points to 2.85% year over year which represents the third consecutive quarter of year-over-year decline in this metric. As a result of the insufficient profitability at some of its business operations, the Company began taking cost reduction actions at the end of March 2008, and based upon its June and September results and current market conditions, the Company decided to take additional broad-based actions to further reduce costs. The annualized cost savings related to all of these actions are estimated to be $95 million (at current foreign currency exchange rates) and are expected to be fully realized in the fourth quarter of fiscal 2009.

Sales

The table below provides sales for the Company and its operating groups and pro forma sales which include acquisitions as if they occurred on the first day of fiscal 2008.

					Pro forma
			Year-Year	Pro forma	Year-Year
	Q1-Fiscal ’09	Q1-Fiscal ’08	% Change	Q1-Fiscal ’08	% Change (1)
	(Dollars in thousands)

Avnet, Inc.	$4,494,450	$4,098,718	9.7%	$4,454,632	0.9%
EM	2,701,479	2,491,194	8.4	2,600,213	3.9
TS	1,792,971	1,607,524	11.5	1,854,419	(3.3)
EM
Americas	$952,971	$911,373	4.6%	$932,787	2.2%
EMEA	882,495	830,772	6.2	865,115	2.0
Asia	866,013	749,049	15.6	802,311	7.9
TS
Americas	$1,064,200	$1,072,975	(0.8)%	$1,072,975	(0.8)%
EMEA	613,977	424,035	44.8	660,576	(7.1)
Asia	114,794	110,514	3.9	120,868	(4.6)
Totals by Region
Americas	$2,017,171	$1,984,348	1.7%	$2,005,762	0.6%
EMEA	1,496,472	1,254,807	19.3	1,525,691	(1.9)
Asia	980,807	859,563	14.1	923,179	6.3

(1) Year-over-year percentage change is calculated based upon pro forma Q1 Fiscal 2009 sales compared to pro forma Q1 2008 sales as presented in the following table:

		Acquisition	Pro forma
	Reported	Sales	Sales
	(Thousands)

Q1 Fiscal 2009
Avnet, Inc.	$4,494,450	$573	$4,495,023
EM	2,701,479	—	2,701,479
TS	1,792,971	573	1,793,544
Q1 Fiscal 2008
Avnet, Inc.	$4,098,718	$355,914	$4,454,632
EM	2,491,194	109,019	2,600,213
TS	1,607,524	246,895	1,854,419

Consolidated sales for the first quarter of fiscal 2009 were $4.49 billion, up 9.7%, or $395.7 million, from the prior year first quarter consolidated sales of $4.10 billion. Approximately $110 million of this year-over-year increase is due to the translation impact of changes in foreign currency exchange rates. On a pro forma basis, sales were up 0.9% year over year. EM sales of $2.70 billion in the first quarter of fiscal 2009 grew 8.4% over the prior year first quarter sales of $2.49 billion and grew 5.5% excluding the translation impact of changes in foreign currency exchange rates. EM organic sales were up 3.9% over the prior year first quarter driven primarily by growth in EM Asia at 7.9% as both the Americas and EMEA organic growth was roughly 2%. The EMEA region results were positively impacted by the weakening US dollar against the Euro during the first quarter of fiscal 2009 as compared with the prior year first quarter as the EMEA region sales declined 2.1% year over year excluding the translation impact of changes in foreign currency exchange rates. TS reported sales of $1.79 billion compared with the first quarter of fiscal 2008 sales of $1.61 billion which represented an 11.5% increase or 9.2% excluding the translation impact of changes in foreign currency exchange rates. Sales for TS were lower than expected due primarily to lower sales of proprietary servers and microprocessors in the month of September. All three regions at TS experienced declines in year over year organic sales with the decline in the EMEA region more pronounced than in the other two regions. In response to the continued slowing in organic growth, management is taking actions to further reduce costs. See discussion under Selling, General and Administrative Expenses later in this MD&A.

Gross Profit and Gross Profit Margins

Consolidated gross profit for the first quarter of fiscal 2009 was $584.2 million, up $57.6 million, or 10.9%, over prior year first quarter primarily due to acquisitions and the weakening of the US dollar against the Euro. Gross profit margin of 13.0% increased 15 basis points over the prior year results. For EM, gross profit margin was down 8 basis points year over year primarily attributable to a slight decline in the Americas which was partially offset by improved gross margins at EMEA and Asia. Nevertheless, the Americas region was able to maintain operating income margin year over year. TS gross profit margin was up 59 basis points year over year.

Selling, General and Administrative Expenses

Selling, general and administrative expenses (“SG&A expenses”) were $429.6 million in the first quarter of fiscal 2009, up $68.3 million, or 18.9%, over the prior year quarter primarily due to acquisitions and the weakening of the US dollar versus the Euro. Approximately $14 million of the increase in SG&A expenses was a result of the translation impact of changes in foreign currency exchange rates. Included within SG&A expenses are restructuring, integration and other costs, including incremental intangible asset amortization, all of which amounted to $10.0 million pre-tax, $8.9 million after tax and $0.06 per share on a diluted basis. During the first quarter of fiscal 2009, the Company completed its valuation of identifiable intangible assets for several acquisitions closed during the prior fiscal year and, as a result, the Company recognized a cumulative catch up of amortization totaling $3.8 million during the first quarter, of which $1.6 million related to the prior year.

Metrics that management monitors with respect to its operating expenses are SG&A expenses as a percentage of sales and as a percentage of gross profit. In the first quarter of fiscal 2009, SG&A expenses were 9.6% of sales and 73.6% of gross profit as compared with 8.8% and 68.6%, respectively, in the first quarter of fiscal 2008. Beginning in the third quarter of fiscal 2008, management began taking actions to reduce costs, at TS in particular, in response to market conditions at that time. Organic sales growth has since continued to slow and, as a result, management is taking additional actions within business units in both operating groups that are being negatively affected by the adverse market conditions in order to realign the expense structure in light of the current market conditions. The combination of actions that began in fiscal 2008 and actions being taken in fiscal 2009 were initially expected to provide annualized cost reductions of $105 million; however, due to the strengthening of the US dollar to the Euro since fiscal year end, management estimates the annualized cost reductions to be approximately $95 million based upon current foreign currency exchange rates. As of the end of the first quarter of fiscal 2009, management estimates that approximately $40 million in cost savings have been achieved and the remaining cost reduction actions are anticipated to be substantially complete by the end of March 2009 with the full benefit of the cost savings to be realized in the fourth quarter of fiscal 2009.

Operating Income

Operating income for the first quarter of fiscal 2009 declined to $154.5 million, or 3.44% of consolidated sales, as compared with operating income of $165.2 million, or 4.03% of consolidated sales in the first quarter of fiscal 2008. EM reported operating income of $138.7 million, or 5.13% of sales, in the first quarter of fiscal 2009 as compared with $130.2 million, or 5.23% of sales, in the prior year quarter. This 10 basis point decline in EM operating income margin was primarily due to the regional mix shift where the Asia region, which has lower operating income margin and higher working capital velocity than the other regions, grew from 30.1% of EM revenue in the first quarter of fiscal 2008 to 32.1% in the first quarter of the current year. Although the Asia mix shift contributed to the decline, the Asia region did achieve a 16 basis point improvement in operating income margin over the prior year quarter on 15.6% of year-over-year revenue growth. TS operating income in the first quarter of fiscal 2009 was $51.1 million, or 2.85% of sales, as compared with $58.5 million, or 3.64% of sales, in the prior year first quarter. This year-over-year decline in TS operating income and operating income margin was due primarily to the contraction in organic sales. Corporate operating expenses were $25.3 million in the first quarter of fiscal 2009 as compared to $23.5 million in the first quarter of fiscal 2008.

Interest Expense and Other (Expense) Income, net

Interest expense in the first quarter of fiscal 2008 was $16.9 million, down $1.7 million, or 9.1%, from interest expense of $18.6 million in the first quarter of fiscal 2008. The year-over-year decrease in interest expense is primarily the result of lower average short-term debt outstanding and lower short-term interest rates.

Other expense in the first quarter of fiscal 2009 was $0.6 million as compared with $7.4 million of other income in the first quarter of fiscal 2008. The year-over-year decrease of $8.1 million in other income was primarily the result of the elimination of the earnings stream from an investment in a non-consolidated business which the Company sold in April 2008, lower interest income in the first quarter of fiscal 2009 as compared with the prior year quarter and foreign currency exchange losses.

Income Tax Provision

The Company’s effective tax rate on its income before income taxes was 32.3% in the first quarter of fiscal 2009 as compared with 31.5% in the first quarter of fiscal 2008. The increase in the effective tax rate was primarily driven by the level and mix of pre-tax income in varying tax rate jurisdictions.

Net Income

As a result of the operational performance and other factors described in the preceding sections of this MD&A, the Company’s consolidated net income for the first quarter of fiscal 2009 was $92.8 million and $0.61 per share on a diluted basis, as compared with $105.5 million and $0.69 per share on a diluted basis in the prior year first quarter.

LIQUIDITY AND CAPITAL RESOURCES

Cash Flow

Cash Flow from Operating Activities

During the first quarter of fiscal 2009, the Company used $5.3 million of cash and cash equivalents for its operating activities as compared with a use of $43.8 million in the first quarter of fiscal 2008. These results are comprised of: (1) cash flow generated from net income excluding non-cash and other reconciling items, which includes the add-back of depreciation and amortization, deferred income taxes, stock-based compensation and other non-cash items (primarily the provision for doubtful accounts and periodic pension costs) and (2) cash flow used for working capital, excluding cash and cash equivalents. Cash used for working capital during the first quarter of fiscal 2009 was on accounts payable ($140.4 million) primarily due to TS activity partially offset by EM growth in payables, net inventory purchases ($57.5 million) primarily related to EM, net collections of receivables ($78.7 million) primarily due to EM growth in receivables more than offset by TS collections, and other items ($12.4 million).

Comparatively, the working capital outflow in the first quarter of fiscal 2008 consists of a decline in receivables ($101.6 million) offset by growth in inventories ($49.2 million), net cash outflows for accounts payable ($229.2 million) and cash outflow for other items ($32.7 million). The decrease in receivables and payment of accounts payable during the quarter was driven primarily by TS activities. The large cash outflow for accounts payable was primarily due to timing as the cash flow for the fourth quarter of fiscal 2007 benefited from a large build in accounts payable. Although EM inventory turns improved year over year, the growth in inventories was driven by EM which was slightly more than expected.

Cash Flow from Financing Activities

The Company utilized cash of $3.8 million related to net repayments of bank credit facilities during the first quarter of fiscal 2009. During the first quarter of fiscal 2008, the Company received net proceeds of $14.3 million primarily from bank credit facilities and from the exercise of stock options and the associated excess tax benefit.

Cash Flow from Investing Activities

The Company used $207.4 million of cash to acquire businesses during the first quarter of fiscal. In addition, the Company utilized $27.6 million of cash for capital expenditures related to system development costs, computer hardware and software as well as expenditures related to warehouse construction costs. During the first quarter of fiscal 2008, the Company used $12.2 million of cash to acquire a small business in EMEA and $13.7 million of capital expenditures related to system development costs, computer hardware and software expenditures.

Capital Structure and Contractual Obligations

The following table summarizes the Company’s capital structure as of the end of the first quarter of fiscal 2009 with a comparison to fiscal 2008 year-end:

	September 27,	% of Total	June 28,	% of Total
	2008	Capitalization	2008	Capitalization
	(Dollars in thousands)

Short-term debt	$38,423	0.7%	$43,804	0.8%
Long-term debt	1,180,359	22.3	1,181,498	22.1

Total debt	1,218,782	23.0	1,225,302	22.9
Shareholders’ equity	4,085,056	77.0	4,134,691	77.1

Total capitalization	$5,303,838	100.0	$5,359,993	100.0

For a description of the Company’s long-term debt and lease commitments for the next five years and thereafter, see Long-Term Contractual Obligations appearing in Item 7 of the Company’s Annual Report on Form 10-K for the year ended June 28, 2008. With the exception of the Company’s debt transactions discussed herein, there are no material changes to this information outside of normal lease payments.

The Company does not currently have any material commitments for capital expenditures.

Financing Transactions

The Company has a five-year $500.0 million unsecured revolving credit facility (the “Credit Agreement”) with a syndicate of banks which expires in September 2012. Under the Credit Agreement, the Company may elect from various interest rate options, currencies and maturities. At the end of the first quarter of fiscal 2009, there were $19.7 million in borrowings outstanding under the Credit Agreement included in “other long-term debt” in the consolidated financial statements. In addition, there were $7.5 million in letters of credit issued under the Credit Agreement which represent a utilization of the Credit Agreement capacity but are not recorded in the consolidated balance sheet as the letters of credit are not debt. As of the end of fiscal 2008, there were $19.7 million in borrowings outstanding and $24.3 million in letters of credit issued under the Credit Agreement.

The Company has a $450 million accounts receivable securitization program (the “Securitization Program”) with a group of financial institutions that allows the Company to sell, on a revolving basis, an undivided interest in eligible receivables while retaining a subordinated interest in a portion of the receivables. The Securitization Program does not qualify for sale accounting and has a one year term that expires in August 2009. There were no borrowings outstanding under the Securitization Program at September 27, 2008.

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

In addition to its primary financing arrangements, the Company has several small lines of credit in various locations globally to fund the short-term working capital, foreign exchange, overdraft and letter of credit needs of its wholly owned subsidiaries in Europe, Asia and Canada. Avnet generally guarantees its subsidiaries’ debt under these facilities.

Covenants and Conditions

The Securitization Program discussed previously requires the Company to maintain certain minimum interest coverage and leverage ratios as defined in the Credit Agreement (see discussion below) in order to continue utilizing the Securitization Program. The Securitization Program also contains certain covenants relating to the quality of the receivables sold. If these conditions are not met, the Company may not be able to borrow any additional funds and the financial institutions may consider this an amortization event, as defined in the agreement, which would permit the financial institutions to liquidate the accounts receivables sold to cover any outstanding borrowings. Circumstances that could affect the Company’s ability to meet the required covenants and conditions of the Securitization Program include the Company’s ongoing profitability and various other economic, market and industry factors. Management does not believe that the covenants under the Securitization Program limit the Company’s ability to pursue its intended business strategy or future financing needs. The Company was in compliance with all covenants of the Securitization Program at September 27, 2008.

The Credit Agreement discussed in Financing Transactions contains certain covenants with various limitations on debt incurrence, dividends, investments and capital expenditures and also includes financial covenants requiring the Company to maintain minimum interest coverage and leverage ratios, as defined. Management does not believe that the covenants in the Credit Agreement limit the Company’s ability to pursue its intended business strategy or future financing needs. The Company was in compliance with all covenants of the Credit Agreement as of September 27, 2008.

See Liquidity, below, for further discussion of the Company’s availability under these various facilities.

Liquidity

The Company had total borrowing capacity of $950.0 million at September 27, 2008 under the Credit Agreement and the Securitization Program. There were $19.7 million in borrowings outstanding and $7.5 million in letters of credit issued under the Credit Agreement resulting in $922.8 million of net availability at the end of the first quarter of fiscal 2009. The Company also had an additional $386.9 million of cash and cash equivalents at September 27, 2008.

During the first quarter of fiscal 2009, the Company utilized approximately $207 million of cash and cash equivalents, net of cash acquired, to fund the three acquisitions described earlier. In October 2008, the Company announced its plan to acquire Abacus Group plc for an all cash offer of £0.55 per share which equates to a transaction value of approximately £105.1 million including the assumption of net debt. The transaction, which is subject to the completion of a tender offer and regulatory approval, is expected to close early in calendar 2009.

The Company has no other significant financial commitments outside of normal debt and lease maturities discussed in Capital Structure and Contractual Obligations. Management believes that Avnet’s borrowing capacity, its current cash availability and the Company’s expected ability to generate operating cash flows are sufficient to meet its projected financing needs. Generally, the Company is more likely to utilize operating cash flows for working capital requirements during a high growth period in the electronic component and computer products industry. Additional cash requirements for working capital are generally expected to be met with the operating cash flows generated by the Company’s enhanced profitability resulting from the Company’s cost reductions achieved in recent years and its focus on profitable growth.

The 5.875% Notes are the next significant public debt maturity due to mature in 2014. In addition, the Company may redeem some or all of the 2% Convertible Senior Debentures for cash any time on or after March 20, 2009 at the Debentures’ full principal amount plus accrued and unpaid interest, if any. Holders of the Debentures may require the Company to purchase, in cash, all or a portion of the Debentures on March 15, 2009, 2014, 2019, 2024 and 2029, or upon a fundamental change, as defined, at the Debentures’ full principal amount plus accrued and unpaid interest, if any. In December 2004, the Company made an irrevocable election to satisfy the principal portion of the Debentures in cash and settle the remaining obligation with shares of common stock if and when the Debentures are converted. Based upon the current market price of the Company’s common stock, it is likely that the holders of the Debentures will exercise their right to put the Debentures back to the Company on March 15, 2009. If this occurs, the Company currently expects to utilize its short-term borrowing capacity under the Credit Agreement and/or Securitization Program to satisfy its obligation under the Debenture put option.

The following table highlights the Company’s liquidity and related ratios as of the end of the first quarter of fiscal 2009 with a comparison to the fiscal 2008 year-end:

COMPARATIVE ANALYSIS — LIQUIDITY
(Dollars in millions)

	September 27,	June 28,	Percentage
	2008	2008	Change

Current Assets	$5,656.4	$5,971.1	(5.3)%
Quick Assets	3,671.3	4,007.9	(8.4)
Current Liabilities	2,692.8	2,779.6	(3.1)
Working Capital	2,963.6	3,191.5	(7.1)
Total Debt	1,218.8	1,225.3	(0.5)
Total Capital (total debt plus total shareholders’ equity)	5,303.8	5,360.0	(1.0)
Quick Ratio	1.4:1	1.4:1
Working Capital Ratio	2.1:1	2.1:1
Debt to Total Capital	23.0%	22.9%

The Company’s quick assets (consisting of cash and cash equivalents and receivables) decreased 8.4% from June 28, 2008 to September 27, 2008 primarily due to a decline in cash and cash equivalents to fund acquisitions during the first quarter and payments of accounts payable. Current assets declined 5.3% due to the decrease in quick assets slightly offset by an increase in inventory. Current liabilities declined 3.1% primarily due to the reduction in accounts payable as noted in Cash Flow. As a result of the factors noted above, total working capital decreased by 7.1% during the first quarter of fiscal 2009. Total debt remained essentially flat sequentially and total capital declined 1% primarily due to foreign currency translation adjustments as the US dollar strengthened against the Euro sequentially; as a result, the debt to capital ratio remained essentially flat at 23.0% at September 27, 2008 as compared to 22.9% at June 28, 2008.

Recently Issued Accounting Pronouncements

In May 2008, the Financial Accounting Standards Board (“FASB”) issued FSP Accounting Principles Board 14-1 Accounting for Convertible Debt Instruments That May Be Settled in Cash upon Conversion (Including Partial Cash Settlement) (“FSP APB 14-1”). FSP APB 14-1 requires the issuer of certain convertible debt instruments that may be settled in cash (or other assets) on conversion to separately account for the liability (debt) and equity (conversion option) components of the instrument in a manner that reflects the issuer’s non-convertible debt borrowing rate. FSP APB 14-1 is effective for fiscal years beginning after December 15, 2008 on a retrospective basis, and as such, will be effective beginning in the Company’s fiscal year 2010. The Company is evaluating the potential impact of FSP APB 14-1 on its consolidated financial statements but does not believe the adoption of FSP APB 14-1 will have a material effect on its fiscal 2010 consolidated financial statements.

In March 2008, the FASB issued Statement of Financial Accounting Standards (“SFAS”) No. 161 Disclosures about Derivative Instruments and Hedging Activities — an amendment of FASB Statement No. 133 (“SFAS 161”). SFAS 161 requires enhanced disclosures about the objectives of derivative instruments and hedging activities, the method of accounting for such instruments under SFAS 133 and its related interpretations, and a tabular disclosure of the effects of such instruments and related hedged items on an entity’s financial position, financial performance and cash flows. SFAS 161 is effective for periods beginning after November 15, 2008, and as such, will be effective beginning in the Company’s third quarter of fiscal year 2009. The Company is evaluating the disclosure requirements of SFAS 161; however, the adoption of SFAS 161 is not expected to have a material impact on the Company’s consolidated financial statements.

In December 2007, the FASB issued SFAS No. 141 (revised 2007) Business Combinations (“SFAS 141R”). SFAS 141R establishes the requirements for how an acquirer recognizes and measures the identifiable assets acquired, the liabilities assumed, any non-controlling interest in the acquiree and the goodwill acquired. SFAS 141R requires acquisition costs be expensed instead of capitalized as is required currently under SFAS 141 and also establishes disclosure requirements for business combinations. SFAS 141R applies to business combinations for which the acquisition date is on or after fiscal years beginning on or after December 15, 2008, and as such, SFAS 141R is effective beginning in the Company’s fiscal year 2010. Although the Company is still evaluating the potential impact on its consolidated financial statements upon adoption of SFAS 141R, it does expect that, based upon the Company’s level of acquisition activity, there may be an impact to its consolidated statement of operations.

In December 2007, the FASB issued SFAS No. 160 Non-controlling Interests in Consolidated Financial Statements — an

amendment to ARB No. 51 (“SFAS 160”). SFAS 160 will change the accounting and reporting for minority interests, which will now be termed “non-controlling interests.” SFAS 160 requires non-controlling interests to be presented as a separate component of equity and requires the amount of net income attributable to the parent and to the non-controlling interest to be separately identified on the consolidated statement of operations. SFAS 160 is effective for fiscal years beginning on or after December 15, 2008, and as such, will be effective beginning in the Company’s fiscal year 2010. The adoption of SFAS 160 is not expected to have a material impact on the Company’s consolidated financial statements.

In September 2006, the FASB issued SFAS No. 157, Fair Value Measurements (“SFAS 157”), which defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles, and expands disclosures about fair value measurements. SFAS 157 does not require any new fair value measurements, but provides guidance on how to measure fair value by providing a fair value hierarchy used to classify the source of the information. In February 2008, the FASB issued FASB Staff Position 157-1, Application of FASB Statement No. 157 to FASB Statement No. 13 and Other Accounting Pronouncements That Address Fair Value Measurements for Purposes of Lease Classification or Measurement under Statement 13. (“FSP 157-1”). FSP 157-1 amends SFAS 157 to exclude leasing transactions accounted for under SFAS 13 and related guidance from the scope of SFAS 157. In February 2008, the FASB issued FASB Staff Position 157-2 (“FSP 175-2”), Effective Date of FASB Statement 157, which delays the effective date of SFAS 157 for all non-financial assets and non-financial liabilities, except for items that are recognized or disclosed as fair value in the financial statements on a recurring basis (at least annually). SFAS 157 is effective for fiscal year 2009, however, FSP 157-2 delays the effective date for certain items to fiscal year 2010. The adoption of SFAS 157 for financial assets and liabilities did not have a material impact on the Company’s consolidated financial statements.

Item 3.	Quantitative and Qualitative Disclosures About Market Risk

The Company seeks to reduce earnings and cash flow volatility associated with changes in interest rates and foreign currency exchange rates by entering into financial arrangements intended hedge certain of the risks associated with such volatility. The Company continues to have exposure to such risks to the extent they are not hedged.

See Item 7A, Quantitative and Qualitative Disclosures About Market Risk, in the Company’s Annual Report on Form 10-K for the year ended June 28, 2008 for further discussion of market risks associated with interest rates and foreign currency exchange. Avnet’s exposure to foreign exchange risks have not changed materially since June 28, 2008 as the Company continues to hedge the majority of its foreign exchange exposures. Thus, any increase or decrease in fair value of the Company’s foreign exchange contracts is generally offset by an opposite effect on the related hedged position.

See Liquidity and Capital Resources – Financing Transactions appearing in Item 2 of this Form 10-Q for further discussion of the Company’s financing facilities and capital structure. As of September 27, 2008, 95% of the Company’s debt bears interest at a fixed rate and 5% of the Company’s debt bears interest at variable rates. Therefore, a hypothetical 1.0% (100 basis point) increase in interest rates would result in a $0.1 million impact on income before income taxes in the Company’s consolidated statement of operations for the quarter ended September 27, 2008.

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

During the first quarter of fiscal 2009, there were no changes to the Company’s internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

The discussion of Avnet’s business and operations should be read together with the risk factors contained in Item 1A of its 2008 Annual Report on Form 10-K, filed with the Securities and Exchange Commission, which describe various risks and uncertainties to which the Company is or may become subject. These risks and uncertainties have the potential to affect Avnet’s business, financial condition, results of operations, cash flows, strategies or prospects in a material and adverse manner. As of September 27, 2008, there have been no material changes to the risk factors set forth in the Company’s 2008 Annual Report on Form 10-K.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

The following table includes the Company’s monthly purchases of common stock during the first quarter ended September 27, 2008:

				Maximum Number
				(or Approximate
			Total Number of	Dollar Value) of
			Shares Purchased as	Shares That May
	Total Number		Part of Publicly	Yet Be Purchased
	of Shares	Average Price	Announced Plans or	Under the Plans or
Period	Purchased	Paid per Share	Programs	Programs

July	6,000	$25.60	—	—
August	7,500	$30.88	—	—
September	6,500	$27.08	—	—

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
Raymond Sadowski
Senior Vice President and
Chief Financial Officer

Date: November 4, 2008

Exhibit
Number	Index to Exhibits

31.1*	Certification by Roy Vallee, Chief Executive Officer, under Section 302 of the Sarbanes-Oxley Act of 2002.
31.2*	Certification by Raymond Sadowski, Chief Financial Officer, under Section 302 of the Sarbanes-Oxley Act of 2002.
32.1**	Certification by Roy Vallee, Chief Executive Officer, under Section 906 of the Sarbanes-Oxley Act of 2002.
32.2**	Certification by Raymond Sadowski, Chief Financial Officer, under Section 906 of the Sarbanes-Oxley Act of 2002.

*	Filed herewith.

**	Furnished herewith.