Form 10-Q
period 2008-12-27
AVNET INC
filed 2009-02-10
CIK 8858

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended December 27, 2008

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

The total number of shares outstanding of the registrant’s Common Stock (net of treasury shares) as of January 23, 2008 — 151,044,043 shares.

AVNET, INC. AND SUBSIDIARIES

PART I

FINANCIAL INFORMATION

Item 1.	Financial Statements

AVNET, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(Unaudited)

	December 27,	June 28,
	2008	2008
	(Thousands, except
	share amounts)

ASSETS
Current assets:
Cash and cash equivalents	$670,853	$640,449
Receivables, less allowances of $76,079 and $76,690, respectively	3,200,986	3,367,443
Inventories	1,753,256	1,894,492
Prepaid and other current assets	80,063	68,762

Total current assets	5,705,158	5,971,146
Property, plant and equipment, net	250,691	227,187
Goodwill (Notes 3 and 4)	485,033	1,728,904
Other assets	296,069	272,893

Total assets	$6,736,951	$8,200,130

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Borrowings due within one year (Note 5)	$38,320	$43,804
Accounts payable	2,149,354	2,293,243
Accrued expenses and other	459,733	442,545

Total current liabilities	2,647,407	2,779,592
Long-term debt, less due within one year (Note 5)	1,182,982	1,181,498
Other long-term liabilities	110,368	104,349

Total liabilities	3,940,757	4,065,439

Commitments and contingencies (Note 6)
Shareholders’ equity (Notes 8 and 9):
Common stock $1.00 par; authorized 300,000,000 shares; issued 150,659,000 shares and 150,417,000 shares, respectively	150,659	150,417
Additional paid-in capital	1,133,592	1,122,852
Retained earnings	1,270,115	2,379,723
Accumulated other comprehensive income (Note 8)	242,194	482,178
Treasury stock at cost, 16,977 shares and 18,286 shares, respectively	(366)	(479)

Total shareholders’ equity	2,796,194	4,134,691

Total liabilities and shareholders’ equity	$6,736,951	$8,200,130

See notes to consolidated financial statements.

AVNET, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

	Second Quarters Ended		Six Months Ended
	December 27,	December 29,	December 27,	December 29,
	2008	2007	2008	2007
	(Thousands, except per share data)

Sales	$4,269,178	$4,753,145	$8,763,628	$8,851,863
Cost of sales	3,735,666	4,156,493	7,645,949	7,728,683

Gross profit	533,512	596,652	1,117,679	1,123,180
Selling, general and administrative expenses	393,420	388,785	823,062	750,117
Impairment charges (Note 4)	1,348,845	—	1,348,845	—

Operating income (loss)	(1,208,753)	207,867	(1,054,228)	373,063
Other income, net	817	8,131	168	15,561
Interest expense	(17,435)	(17,624)	(34,295)	(36,181)
Gain on sale of assets	—	7,477	—	7,477

Income (loss) before income taxes	(1,225,371)	205,851	(1,088,355)	359,920
Income tax provision (benefit)	(22,958)	63,645	21,253	112,177

Net income (loss)	$(1,202,413)	$142,206	$(1,109,608)	$247,743

Net earnings (loss) per share (Note 9):
Basic	$(7.98)	$0.95	$(7.37)	$1.65

Diluted	$(7.98)	$0.93	$(7.37)	$1.62

Shares used to compute earnings (loss) per share (Note 9):
Basic	150,721	150,113	150,641	150,045

Diluted	150,721	152,975	150,641	153,217

See notes to consolidated financial statements.

AVNET, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Six Months Ended
	December 27,	December 29,
	2008	2007
	(Thousands)

Cash flows from operating activities:
Net income (loss)	$(1,109,608)	$247,743
Non-cash and other reconciling items:
Depreciation and amortization	35,483	27,710
Deferred income taxes	(21,899)	43,586
Stock-based compensation	13,212	15,870
Impairment charges (Note 4)	1,348,845	—
Other, net	20,612	3,148
Changes in (net of effects from businesses acquired):
Receivables	38,916	(362,998)
Inventories	50,149	3,391
Accounts payable	(108,972)	80,361
Accrued expenses and other, net	47,504	(18,820)

Net cash flows provided by operating activities	314,242	39,991

Cash flows from financing activities:
(Repayment of) proceeds from bank debt, net (Note 5)	(7,391)	46,924
(Repayment of) proceeds from other debt, net (Note 5)	(1,795)	13,256
Other, net	904	6,202

Net cash flows (used for) provided by financing activities	(8,282)	66,382

Cash flows from investing activities:
Purchases of property, plant and equipment	(49,601)	(32,701)
Cash proceeds from sales of property, plant and equipment	1,633	11,938
Acquisition of operations, net of cash acquired (Note 3)	(212,728)	(255,676)
Cash proceeds from divestiture	—	3,000

Net cash flows used for investing activities	(260,696)	(273,439)

Effect of exchange rate changes on cash and cash equivalents	(14,860)	26,846

Cash and cash equivalents:
— increase (decrease)	30,404	(140,220)
— at beginning of period	640,449	557,350

— at end of period	$670,853	$417,130

Additional cash flow information (Note 10)

See notes to consolidated financial statements.

AVNET, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.	Basis of presentation

In the opinion of management, the accompanying unaudited interim consolidated financial statements contain all adjustments necessary, all of which are of a normal recurring nature except for the goodwill and intangible asset impairment charges discussed in Note 4 and the restructuring, integration and other charges discussed in Note 12, to present fairly the Company’s financial position, results of operations and cash flows. For further information, refer to the consolidated financial statements and accompanying notes included in the Company’s Annual Report on Form 10-K for the fiscal year ended June 28, 2008.

2.	Interim financial results

The results of operations for the second quarter and first six months ended December 27, 2008 are not necessarily indicative of the results to be expected for the full year.

3.	Acquisitions

Subsequent to the second quarter of fiscal 2009, the Company acquired Abacus Group plc (“Abacus”), and Nippon Denso Industry Co. Ltd. (“Nippon Denso”). Abacus, a value-added distributor of computer components in Europe with sales of approximately £279 million (approximately $400 million based upon current foreign currency exchange rates) in its fiscal year ended September 2008, was acquired for an all cash price of £0.55 per share which equates to a transaction value of approximately £97.9 million ($141.6 million) including the assumption of estimated net debt. Abacus will be reported as part of the Electronics Marketing (“EM”) EMEA reporting unit. Nippon Denso is a Tokyo-based, value-added distributor of electronic components with established design and engineering expertise with annual sales of JPY16.1 billion (approximately $180 million based upon current foreign currency exchange rates) for its fiscal year ended March 31, 2008 and will be reported as part of the EM Asia reporting unit.

During the first quarter of fiscal 2009, the Company completed its acquisition of Horizon Technology Group plc in an all cash transaction for €1.18 per share, or approximately $160.5 million including the assumption of net debt. Horizon is a leading technical integrator and distributor of information technology products in the UK and Ireland with sales of €288 million (approximately $380 million based upon current foreign currency exchange rates) in calendar year 2007. The acquired business is reported as part of the Technology Solutions (“TS”) EMEA reporting unit. The Company also completed two smaller acquisitions in July 2008, Source Electronics Corporation with annualized revenue of approximately $82 million which is reported as part of the EM Americas reporting unit, and Ontrack Solutions Pvt. Ltd. with annualized revenue of approximately $13 million which is reported as part of the TS Asia reporting unit.

Acquisition-related exit activity accounted for in purchase accounting

During fiscal 2007, the Company recorded certain exit-related liabilities through purchase accounting which consisted of severance for workforce reductions, non-cancelable lease commitments and lease termination charges for leased facilities, and other contract termination costs associated with the exit activities. The following table summarizes the utilization of these reserves during the first six months of fiscal 2009:

		Facility
	Severance	Exit
	Reserves	Reserves	Total
	(Thousands)

Balance at June 28, 2008	$17	$1,920	$1,937
Amounts utilized	(17)	(697)	(714)
Other, principally foreign currency translation	—	(174)	(174)

Balance at December 27, 2008	$—	$1,049	$1,049

AVNET, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

Total amounts utilized for exit-related activities during the first six months of fiscal 2009 consisted of $714,000 in cash payments. As of December 27, 2008, management expects the majority of the facility exit costs to be utilized by fiscal 2013.

During fiscal 2006, the Company recorded certain exit-related liabilities through purchase accounting which consisted of severance for workforce reductions, non-cancelable lease commitments and lease termination charges for leased facilities, and other contract termination costs associated with the exit activities. The following table summarizes the utilization of these reserves during the first six months of fiscal 2009:

	Severance	Facility Exit
	Reserves	Reserves	Other	Total
	(Thousands)

Balance at June 28, 2008	$435	$7,857	$2,009	$10,301
Amounts utilized	(93)	(1,573)	—	(1,666)
Other, principally foreign currency translation	(47)	—	—	(47)

Balance at December 27, 2008	$295	$6,284	$2,009	$8,588

The remaining severance reserves are expected to be substantially paid out by the end of fiscal 2009, whereas reserves for other contractual commitments, particularly for certain lease commitments, will extend into fiscal 2013.

4.	Goodwill and intangible assets

The following table presents the carrying amount of goodwill, by reportable segment, for the six months ended December 27, 2008:

	Electronics	Technology
	Marketing	Solutions	Total
	(Thousands)

Carrying value at June 28, 2008	$1,141,792	$587,112	$1,728,904
Additions	58,062	144,221	202,283
Goodwill impairment	(1,003,677)	(313,775)	(1,317,452)
Adjustments	(9,066)	(54,783)	(63,849)
Foreign currency translation	(11,358)	(53,495)	(64,853)

Carrying value at December 27, 2008	$175,753	$309,280	$485,033

In accordance with SFAS 142, Goodwill and Other Intangible Assets (“SFAS 142”), the Company performs its annual goodwill impairment test on the first day of its fiscal fourth quarter. In addition, if and when events or circumstances change that would more likely than not reduce the fair value of any of its reporting units below its carrying value, an interim test would be performed.

Since the end of September 2008, the Company’s market capitalization has declined steadily, which was relatively in line with the decline in the overall market, and was significantly below book value during the second quarter due primarily to the global economic downturn’s impact on the Company’s performance and the turmoil in the equity markets. As a result of these events, the Company determined an interim impairment test was necessary and performed the interim test on all six of its reporting units as of December 27, 2008. Based on the test results, the Company determined that goodwill at four of its reporting units was impaired. Accordingly, during the second quarter of fiscal 2009, the Company recognized a non-cash goodwill impairment charge of $1,317,452,000 pre-tax, $1,283,308,000 after tax and $8.51 per share to write off all goodwill related to its EM Americas, EM Asia, TS EMEA and TS Asia reporting units. The non-cash charge has no impact on the Company’s compliance with debt

AVNET, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

covenants, its cash flows or available liquidity, but does have a material impact on its consolidated financial statements.

In accordance with SFAS 142, a two step process is used to test for goodwill impairment. The first step is to determine if there is an indication of impairment by comparing the estimated fair value of each reporting unit to its carrying value including existing goodwill. Goodwill is considered impaired if the carrying value of a reporting unit exceeds the estimated fair value. Upon an indication of impairment, a second step is performed to determine the amount of the impairment by comparing the implied fair value of the reporting unit’s goodwill with its carrying value.

To estimate the fair value of its reporting units for step one, the Company utilized a combination of income and market approaches. The income approach, specifically a discounted cash flow methodology, included assumptions for, among others, forecasted revenues, gross profit margins, operating profit margins, working capital cash flow, perpetual growth rates and long term discount rates, all of which require significant judgments by management. These assumptions take into account the current recessionary environment and its impact on the Company’s business. In addition, the Company utilized a discount rate appropriate to compensate for the additional risk in the equity markets regarding the Company’s future cash flows in order to arrive at a control premium considered supportable based upon historical comparable transactions.

The results of step one indicated that the goodwill related to the EM Asia, TS EMEA and TS Asia reporting units was fully impaired. Therefore, the Company only performed step two of the impairment analysis for its EM Americas reporting unit. Step two of the impairment test requires the Company to fair value all of the reporting unit’s assets and liabilities, including identifiable intangible assets, and compare the implied fair value of goodwill to its carrying value. The results of step two indicated that the goodwill in the EM Americas reporting unit was also fully impaired.

The goodwill addition in EM, as presented in the preceding table, was primarily a result of the Source Electronics acquisition in the first quarter of fiscal 2009. The addition to goodwill in TS was primarily a result of the Horizon and Ontrack Solutions Pvt Ltd acquisitions (see Note 3). Adjustments to goodwill related primarily to the identification of intangible assets, net of associated deferred tax liabilities, which were reclassified to “Other assets” on the consolidating balance sheet. As discussed above, certain of these assets were impaired as of December 27, 2008.

In accordance with SFAS 144, Accounting for the Impairment or Disposal of Long-Lived Assets, the Company also evaluated the recoverability of its long-lived assets at each of the four reporting units where goodwill was deemed to be impaired. Based upon this evaluation, the Company determined that certain of its amortizable intangible assets were impaired. As a result, the Company recognized a non-cash intangible asset impairment charge of $31,393,000 pre- and after tax and $0.21 per share. As of December 27, 2008, “Other assets” included customer relationships intangible assets with a carrying value of $71,642,000; consisting of $91,900,000 in original cost value and accumulated amortization and foreign currency translation of $20,258,000. These assets are being amortized over ten years. Amortization expense for the next five years is expected to be approximately $8,500,000 each year, based upon current foreign currency exchange rates.

5.	External financing

Short-term debt consists of the following:

	December 27,	June 28,
	2008	2008
	(Thousands)

Bank credit facilities	$36,601	$32,649
Other debt due within one year	1,719	11,155

Short-term debt	$38,320	$43,804

AVNET, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

Bank credit facilities consist of various committed and uncommitted lines of credit with financial institutions utilized primarily to support the working capital requirements of foreign operations. The weighted average interest rate on the outstanding bank credit facilities was 1.9% at December 27, 2008 and 1.5% at June 28, 2008.

The Company has a $450,000,000 accounts receivable securitization program (the “Securitization Program”) with a group of financial institutions that allows the Company to sell, on a revolving basis, an undivided interest in eligible receivables while retaining a subordinated interest in a portion of the receivables. The Securitization Program, which has a one year term that expires in August 2009, does not qualify for sale treatment; as a result, any borrowings under the Securitization Program are recorded as debt on the consolidated balance sheet. The Securitization Program contains certain covenants, all of which the Company was in compliance with as of December 27, 2008. There were no amounts outstanding under the Securitization Program at December 27, 2008 or June 28, 2008.

Long-term debt consists of the following:

	December 27,	June 28,
	2008	2008
	(Thousands)

5.875% Notes due March 15, 2014	$300,000	$300,000
6.00% Notes due September 1, 2015	250,000	250,000
6.625% Notes due September 15, 2016	300,000	300,000
2% Convertible Senior Debentures due March 15, 2034	300,000	300,000
Other long-term debt	35,504	34,207

Subtotal	1,185,504	1,184,207
Discount on notes	(2,522)	(2,709)

Long-term debt	$1,182,982	$1,181,498

The Company has a five-year $500,000,000 unsecured revolving credit facility (the “Credit Agreement”) with a syndicate of banks which expires in September 2012. Under the Credit Agreement, the Company may select from various interest rate options, currencies and maturities. The Credit Agreement contains certain covenants, all of which the Company was in compliance with as of December 27, 2008. As of the end of the second quarter of fiscal 2009, there were $23,225,000 in borrowings outstanding under the Credit Agreement included in “other long-term debt” in the preceding table. In addition, there were $7,425,000 in letters of credit issued under the Credit Agreement which represent a utilization of the Credit Agreement capacity but are not recorded in the consolidated balance sheet as the letters of credit are not debt. At June 28, 2008, there were $19,689,000 in borrowings outstanding and $24,264,000 in letters of credit issued under the Credit Agreement.

The Company’s 2% Convertible Senior Debentures due March 15, 2034 (the “Debentures”) are convertible into Avnet common stock at a rate of 29.5516 shares of common stock per $1,000 principal amount of Debentures. The Debentures are only convertible under certain circumstances, including if: (i) the closing price of the Company’s common stock reaches $45.68 per share (subject to adjustment in certain circumstances) for a specified period of time; (ii) the average trading price of the Debentures falls below a certain percentage of the conversion value per Debenture for a specified period of time; (iii) the Company calls the Debentures for redemption; or (iv) certain corporate transactions, as defined, occur. The Company may redeem some or all of the Debentures for cash any time on or after March 20, 2009 at the Debentures’ full principal amount plus accrued and unpaid interest, if any. Holders of the Debentures may require the Company to purchase, in cash, all or a portion of the Debentures on March 15, 2009, 2014, 2019, 2024 and 2029, or upon a fundamental change, as defined, at the Debentures’ full principal amount plus accrued and unpaid interest, if any. In December 2004, the Company made an irrevocable election to satisfy the principal portion of the Debentures in cash and settle the remaining obligation with shares of common stock if and when the Debentures are converted. Based upon the current market price of the Company’s common stock, it is likely that the holders of the Debentures will exercise their right to put the Debentures back to the Company on March 15, 2009. If this occurs, the Company has the intent and ability to utilize

AVNET, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

its borrowing capacity under the Credit Agreement, which expires in 2012, to satisfy its obligation under the Debenture put option. As a result, the Debentures continue to be classified as long-term debt.

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

The Company’s noncontributory defined benefit pension plan (the “Plan”) covers substantially all domestic employees. Components of net periodic pension costs during the quarters and six months ended December 27, 2008 and December 29, 2007 were as follows:

	Second Quarters Ended		Six Months Ended
	December 27,	December 29,	December 27,	December 29,
	2008	2007	2008	2007
	(Thousands)

Service cost	$4,051	$3,684	$8,102	$7,368
Interest cost	4,544	4,192	9,088	8,384
Expected return on plan assets	(6,363)	(5,834)	(12,726)	(11,668)
Recognized net actuarial loss	581	774	1,162	1,548

Net periodic pension costs	$2,813	$2,816	$5,626	$5,632

During the second quarter and first half of fiscal 2009, the Company made contributions to the Plan of $4,031,000 and $10,856,000, respectively.

8.	Comprehensive income (loss)

	Second Quarters Ended		Six Months Ended
	December 27,	December 29,	December 27,	December 29,
	2008	2007	2008	2007
	(Thousands)

Net income (loss)	$(1,202,413)	$142,206	$(1,109,608)	$247,743
Foreign currency translation adjustments	(88,320)	44,742	(239,984)	98,638

Total comprehensive income (loss)	$(1,290,733)	$186,948	$(1,349,592)	$346,381

AVNET, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

9.	Earnings (loss) per share

	Second Quarters Ended		Six Months Ended
	December 27,	December 29,	December 27,	December 29,
	2008	2007	2008	2007
	(Thousands, except per share data)

Numerator:
Net income (loss)	$(1,202,413)	$142,206	$(1,109,608)	$247,743

Denominator:
Weighted average common shares for basic earnings per share	150,721	150,113	150,641	150,045
Net effect of dilutive stock options and restricted stock awards	—	1,916	—	2,047
Net effect of 2% Convertible Debentures due March 15, 2034	—	946	—	1,125

Weighted average common shares for diluted earnings per share	150,721	152,975	150,641	153,217

Basic earnings (loss) per share	$(7.98)	$0.95	$(7.37)	$1.65

Diluted earnings (loss) per share	$(7.98)	$0.93	$(7.37)	$1.62

Shares issuable upon conversion of the 2% Convertible Debentures are excluded from the computation of earnings per diluted share for the second quarter and first half of fiscal 2009 as a result of the Company’s election to satisfy the principal portion of the Debentures, if converted, in cash (see Note 5) in combination with the fact that the average stock price for the second quarter and first half of fiscal 2009 was below the conversion price per share of $33.84. Shares issuable for the conversion premium of the 2% Convertible Debentures are included in the computation of earnings per diluted shares for the second quarter and first half of fiscal 2008 because the average stock price for the quarter was above the conversion price per share of $33.84. The number of dilutive shares for the conversion premium was calculated in accordance with EITF 04-8, The Effect of Contingently Convertible Instruments on Diluted Earnings per Share.

Options to purchase shares of the Company’s stock were excluded from the calculations of diluted earnings per share for the second quarter and first half of fiscal 2009 because the Company recognized a net loss. Options to purchase 35,000 shares were excluded from the diluted earnings per share calculations in the second quarter and first half of fiscal 2008 because the average exercise price was above the average market price during those periods. Inclusion of these options in the diluted earnings per share calculation would have had an anti-dilutive effect.

10.	Additional cash flow information

Interest and income taxes paid in the six months ended December 27, 2008 and December 29, 2007, respectively, were as follows:

	Six Months Ended
	December 27,	December 29,
	2008	2007
	(Thousands)

Interest	$33,730	$36,132
Income taxes, net of refunds	18,165	67,915

AVNET, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

11.	Segment information

	Second Quarters Ended		Six Months Ended
	December 27,	December 29,	December 27,	December 29,
	2008	2007	2008	2007
	(Thousands)

Sales:
Electronics Marketing	$2,267,318	$2,479,117	$4,968,797	$4,970,311
Technology Solutions	2,001,860	2,274,028	3,794,831	3,881,552

	$4,269,178	$4,753,145	$8,763,628	$8,851,863

Operating income (loss):
Electronics Marketing	$99,092	$126,607	$237,798	$256,778
Technology Solutions	66,880	99,345	117,987	157,874
Corporate	(12,731)	(18,085)	(38,028)	(41,589)

	153,241	207,867	317,757	373,063
Impairment charges (Note 4)	(1,348,845)	—	(1,348,845)	—
Restructuring, integration and other charges (Note 12)	(13,149)	—	(19,310)	—
Incremental intangible asset amortization	—	—	(3,830)	—

	$(1,208,753)	$207,867	$(1,054,228)	$373,063

Sales, by geographic area:
Americas(1)	$2,117,279	$2,360,055	$4,134,450	$4,344,403
EMEA(2)	1,363,831	1,527,675	2,860,303	2,782,482
Asia/Pacific(3)	788,068	865,415	1,768,875	1,724,978

	$4,269,178	$4,753,145	$8,763,628	$8,851,863

(1)	Includes sales in the United States of $1.92 billion and $2.15 billion for the second quarters ended December 27, 2008 and December 29, 2007, respectively. Includes sales in the United States of $3.75 billion and $3.97 billion for the first half of fiscal 2008 and 2007, respectively.

(2)	Includes sales in Germany and the United Kingdom of $474.4 million and $227.7 million, respectively, for the second quarter ended December 27, 2008. Includes sales in Germany and the United Kingdom of $1.03 billion and $477.7 million, respectively, for the first half of fiscal 2009. Includes sales in Germany of $541.2 million and $1.01 billion for the second quarter and first half of fiscal 2008, respectively. For the second quarter and first half of fiscal 2008, sales in the United Kingdom were not a significant component of consolidated sales.

(3)	Includes sales in Taiwan, Singapore and Hong Kong of $234.9 million, $215.6 million and $303.2 million, respectively, for the second quarter of fiscal 2009. Includes sales in Taiwan, Singapore and Hong Kong of $567.9 million, $465.3 million and $601.4 million, respectively, for the first half of fiscal 2009. Includes sales in Taiwan, Singapore and Hong Kong of $274.7 million, $237.7 million and $216.2 million, respectively, for the second quarter of fiscal 2008. Includes sales in Taiwan, Singapore and Hong Kong of $552.0 million, $454.2 million and $442.5 million, respectively, for the first half of fiscal 2008.

AVNET, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

	December 27,	June 28,
	2008	2008
	(Thousands)

Assets:
Electronics Marketing	$3,886,525	$5,140,468
Technology Solutions	2,590,282	2,785,103
Corporate	260,144	274,559

	$6,736,951	$8,200,130

Property, plant, and equipment, net, by geographic area Americas(4)	$167,706	$148,872
EMEA(5)	64,327	64,880
Asia/Pacific	18,658	13,435

	$250,691	$227,187

(4)	Includes property, plant and equipment, net, of $163.0 million and $145.4 million as of December 27, 2008 and June 28, 2008, respectively, in the United States.

(5)	Includes property, plant and equipment, net, of $26.4 million and $23.4 million in Germany and Belgium, respectively, as of December 27, 2008 and $31.8 million and $16.8 million in Germany and Belgium, respectively, as of June 28, 2008.

12.	Restructuring, integration and other items

Fiscal 2009

During the second quarter and first half of fiscal 2009, the Company incurred restructuring, integration and other charges included in “selling, general and administrative expenses” related to cost reduction actions taken in response to current market conditions, costs for integration activity for recently acquired businesses and a loss on investment. Based upon the weakening demand experienced during the second quarter of fiscal 2009 and management’s expectation of continued market weakness into the March and June fiscal 2009 quarters, the Company has announced additional actions to reduce costs to better align its cost structure with current market conditions which will result in additional restructuring costs during fiscal 2009.

	Second Quarter	Six Months
	Ended	Ended
	December 27, 2008	December 27, 2008
	(Thousands)

Restructuring charges	$9,424	$14,675
Integration costs	1,823	2,741
Reversal of excess prior year restructuring reserves	(105)	(1,197)
Loss on investment	2,007	3,091

Total restructuring, integration and other charges	$13,149	$19,310

AVNET, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

The activity related to the restructuring charges incurred during the first six months of fiscal 2009 is presented in the following table:

	Severance	Facility
	Reserves	Exit Costs	Other	Total
	(Thousands)

Fiscal 2009 pre-tax charges	$10,655	$3,759	$261	$14,675
Amounts utilized	(5,936)	(1,215)	(39)	(7,190)
Other, principally foreign currency translation	62	(43)	2	21

Balance at December 27, 2008	$4,781	$2,501	$224	$7,506

Of the $14,675,000 of restructuring charges incurred during the first half of fiscal 2009, $5,068,000 and $9,607,000 related to EM and TS, respectively. Severance charges related to personnel reductions of approximately 440 employees in administrative, finance and sales functions in connection with the cost reduction actions in all three regions of both operating groups with approximately 330 and 110 employee reductions in EM and TS, respectively. Facility exit costs related to five facilities in the Americas that were vacated. Other charges included contractual obligations with no on-going benefit to the Company. Cash payments of $7,175,000 are reflected in the amounts utilized during the first six months of fiscal 2009 and the remaining amounts were related to non-cash asset write downs. As of December 27, 2008, management expects the majority of the remaining severance and other reserves to be utilized by the end of fiscal 2009 and the remaining facility exit cost reserves to be utilized by the end of fiscal 2014.

During the first six months of fiscal 2009, the Company incurred integration costs for professional fees, facility moving costs, travel, meeting, marketing and communication costs that were incrementally incurred as a result of the integration efforts. In addition, the Company incurred a loss resulting from a decline in the market value of certain small investments that the Company has liquidated related to its deferred compensation program.

Fiscal 2008

During fiscal 2008, the Company incurred restructuring, integration and other charges related to cost reductions required to improve the performance at certain business units and incurred integration costs associated with recently acquired businesses. The activity related to the restructuring reserves is presented in the following table:

	Severance	Facility
	Reserves	Exit Costs	Other	Total
	(Thousands)

Balance at June 28, 2008	$10,477	$2,833	$1,130	$14,440
Amounts utilized	(5,976)	(550)	(700)	(7,226)
Adjustments	(1,203)	—	—	(1,203)
Other, principally foreign currency translation	(659)	(456)	(101)	(1,216)

Balance at December 27, 2008	$2,639	$1,827	$329	$4,795

Cash payments of $7,172,000 are reflected in the amounts utilized during the first six months of fiscal 2009 and the remaining amounts were related to non-cash asset write downs. The adjustment in the preceding table related to severance reserves that were deemed excessive and released during the first half of fiscal 2009. Management expects the majority of the remaining severance reserves to be utilized in fiscal 2009, the remaining facility exit cost reserves to be utilized by the end of fiscal 2013 and other contractual obligations to be utilized by the end of fiscal 2010.

AVNET, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

Fiscal 2007 and prior restructuring reserves

In fiscal year 2007 and prior, the Company incurred restructuring charges under four separate restructuring plans. The table below presents the activity during the first six months of fiscal 2009 related to reserves established as part of these restructuring plans:

		Memec	Other	FY 2004
Restructuring charges	FY 2007	FY 2006	FY 2006	and 2003	Total
	(Thousands)

Balance at June 28, 2008	$549	$45	$794	$2,571	$3,959
Amounts utilized	(262)	(14)	(226)	(512)	(1,014)
Adjustments	(53)	—	—	—	(53)
Other, principally foreign currency translation	(29)	(5)	(5)	(238)	(277)

Balance at December 27, 2008	$205	$26	$563	$1,821	$2,615

As of December 27, 2008, the remaining FY 2007 reserves related to severance which management expects to utilize by the end of fiscal 2009. The remaining Memec FY 2006 reserves related to facility exit costs, which management expects to utilize by fiscal 2010. The Other FY 2006 remaining reserves related to facility exit costs, which management expects to utilize by fiscal 2013. The remaining reserves for FY 2004 and 2003 restructuring activities related to contractual lease commitments, substantially all of which the Company expects to utilize by the end of fiscal 2010, although a small portion of the remaining reserves relate to lease payouts that extend to fiscal 2012.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

For a description of the Company’s critical accounting policies and an understanding of the significant factors that influenced the Company’s performance during the second quarters and six months ended December 27, 2008 and December 29, 2007, this Management’s Discussion and Analysis of Financial Condition and Results of Operations (“MD&A”) should be read in conjunction with the consolidated financial statements, including the related notes, appearing in Item 1 of this Report, as well as the Company’s Annual Report on Form 10-K for the year ended June 28, 2008.

There are numerous references to the impact of foreign currency translation in the discussion of the Company’s results of operations. Over the past several years, the exchange rates between the US Dollar and many foreign currencies, especially the Euro, have fluctuated significantly. For example, the US Dollar has strengthened against the Euro by approximately 9% when comparing the second quarter of fiscal 2009 with the second quarter of fiscal 2008. When the stronger US Dollar exchange rates of the current year are used to translate the results of operations of Avnet’s subsidiaries denominated in foreign currencies, the resulting impact is a decrease in US Dollars of reported results as compared with the prior period. In the discussion that follows, this is referred to as the “translation impact of changes in foreign currency exchange rates.”

In addition to disclosing financial results that are determined in accordance with US generally accepted accounting principles (“GAAP”), the Company also discloses certain non-GAAP financial information, such as:

Income or expense items as adjusted for the translation impact of changes in foreign currency exchange rates, as discussed above.

Sales adjusted for the impact of acquisitions by adjusting Avnet’s prior periods to include the sales of businesses acquired as if the acquisitions had occurred at the beginning of the period presented and, in the discussion that follows, this adjustment for acquisitions is referred to as “pro forma sales” or “organic sales.”

Operating income excluding the non-cash goodwill and intangible asset impairment charges incurred during the second quarter of fiscal 2009. Below is a reconciliation of GAAP results for the second quarter of fiscal 2009 to the results excluding the impairment charges, as discussed further in this MD&A:

Second Quarter	Op Income	Pre-tax	Net Income	EPS *
Ended Fiscal 2009	$ in thousands, except per share data

GAAP results	$(1,208,753)	$(1,225,371)	$(1,202,413)	$(7.98)
Impairment charges	1,348,845	1,348,845	1,314,701	8.72

Adjusted results	$140,092	$123,474	$112,288	$0.75

* Earnings per share does not add due to rounding.

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

During the last eighteen months, the Company acquired ten businesses as presented in the table below. In addition, subsequent to the second quarter of fiscal 2009, the Company acquired Abacus Group plc, a value-added distributor of electronic components in Europe and Nippon Denso Industry Co., Ltd., a Tokyo-based, value-added distributor of electronic components (see Note 3 to the Notes to Consolidated Financial Statements in Item 1 of this Form 10Q).

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

Results of Operations

Executive Summary

During the second quarter of fiscal 2009, the Company’s financial results were negatively impacted by the global economic slowdown as demand weakened in both operating groups, particularly in Asia during the early part of the quarter and in the Americas in the last month of the quarter, resulting in lower-than-expected revenue for the second quarter of fiscal 2009. All three regions in both operating groups contributed to the double digit year-over-year decline in sales. Sales of $4.27 billion were down 10.2% year over year and 6.4% excluding the translation impact of changes in foreign currency exchange rates. Organic sales contracted 14.9% year over year. Due to the decline in demand that occurred during the second quarter, sales for the first half of fiscal 2009 declined 1% year over year and organic sales declined 7.5% year over year.

Gross profit margin for the second quarter was essentially flat with a 5 basis point year-over-year decline to 12.5%. Gross profit margin for the first half of fiscal 2009 was also flat at 12.7% as compared to the first half of the prior fiscal year. As described further below, the Company recognized non-cash goodwill and intangible asset impairment charges totaling $1.35 billion and, as a result, the Company reported an operating loss of $1.21 billion for the second quarter of fiscal 2009. Excluding the impairment charges, the Company would have reported operating income of $140.1 million, representing a 32.6% decline as compared with the year ago quarter and operating income excluding the impairment charges for the first half of fiscal 2009 was down 21.0% year over year. The net loss for the second quarter of fiscal 2009 included a $27.3 million net tax benefit, or $0.18 per share, primarily related to the settlement of tax audits in Europe and included a tax benefit of only $34.1 million related to the impairment charges as substantially all of the impairment charges were not tax deductible.

Given the year-over-year decline in sales and operating income for the second quarter of fiscal 2009 and management’s expectation of continued market weakness into the March and June quarters, the Company has announced in January 2009 that it is taking additional actions to reduce costs to better align its cost structure with current market conditions. These actions, with annualized costs savings of $50 million, are expected to be substantially complete by the end of the March quarter of fiscal 2009 with the remainder of actions to be complete by the end of the fiscal year in June. In combination with prior cost reduction actions which began in the third quarter of fiscal 2008, the Company has announced total expected cost savings of $155 million, or $145 million at current foreign currency exchange rates, which equates to approximately 10% of annualized operating expenses.

Excluding the impairment charges in the second quarter of fiscal 2009, operating income and operating income margin were negatively impacted by the contraction in revenue. Nevertheless, the Company continues to focus on managing working capital. As a result, working capital (defined as trade receivables plus inventory less accounts payable) declined $208 million, or 7.3%, sequentially, primarily attributable to lower EM inventory levels. During the second quarter of fiscal 2009, the Company generated $320 million of cash from operating activities as compared with $84 million in the prior year second quarter. On a trailing twelve month basis through the second quarter of fiscal 2009, the Company generated cash from operating activities of $728 million. Although the current economic environment has been challenging, the Company expects to continue to make strategic investments through acquisition activity to the extent the investments strengthen Avnet’s competitive position and meet management’s return on capital thresholds.

Sales

The table below presents sales for the Company and its operating groups and pro forma sales which include acquisitions as if they occurred on the first day of fiscal 2008.

					Pro forma
			Year-Year	Pro forma	Year-Year
	Q2-Fiscal ’09	Q2-Fiscal ’08	% Change	Q2-Fiscal ’08	% Change(1)
	(Dollars in thousands)

Avnet, Inc.	$4,269,178	$4,753,145	(10.2)%	$5,016,301	(14.9)%
EM	2,267,318	2,479,117	(8.5)	2,575,232	(12.0)
TS	2,001,860	2,274,028	(12.0)	2,441,069	(18.0)
EM
Americas	$864,328	$928,221	(6.9)%	$948,396	(8.9)%
EMEA	718,562	825,859	(13.0)	856,903	(16.1)
Asia	684,428	725,037	(5.6)	769,933	(11.1)
TS
Americas	$1,252,951	$1,431,834	(12.5)%	$1,431,834	(12.5)%
EMEA	645,269	701,816	(8.1)	862,729	(25.2)
Asia	103,640	140,378	(26.2)	146,506	(29.3)
Totals by Region
Americas	$2,117,279	$2,360,055	(10.3)%	$2,380,230	(11.0)%
EMEA	1,363,831	1,527,675	(10.7)	1,719,632	(20.7)
Asia	788,068	865,415	(8.9)	916,439	(14.0)

(1) Year-over-year percentage change is calculated based upon Q2 Fiscal 2009 sales compared to pro forma Q2 2008 sales as presented in the following table:

	Reported	Acquisition	Pro forma
	Sales	Sales	Sales
Q2 Fiscal ‘08	(In thousands)

Avnet, Inc.	$4,753,145	$263,156	$5,016,301
EM	2,479,117	96,115	2,575,232
TS	2,274,028	167,041	2,441,069

Consolidated sales for the second quarter of fiscal 2009 were $4.27 billion, down 10.2%, or $484.0 million, from the prior year second quarter consolidated sales of $4.75 billion. Excluding the translation impact of changes in foreign currency exchange rates, sales decreased 6.4% year over year. On a pro forma basis, consolidated sales decreased 14.9% year over year.

EM sales of $2.27 billion in the second quarter of fiscal 2009 declined 8.5% over the prior year second quarter sales of $2.48 billion and declined 5.6% excluding the translation impact of changes in foreign currency exchange rates. All three regions were impacted by the rapid decline in demand as year-over-year sales were down 6.9%, 13.0% and 5.6% in the Americas, EMEA and Asia, respectively. The EMEA results were negatively impacted by the strengthening of the US dollar against the Euro during the second quarter of fiscal 2009 as compared with the prior year second quarter as the EMEA region sales declined 3.5% excluding the translation impact of changes in foreign currency exchange rates. Year-over-year organic sales in the Americas and Asia declined 8.9% and 11.1%, respectively. In the EMEA region, year-over-year organic sales declined 16.1% and declined 7.0% excluding the translation impact of changes in foreign exchange rates. During the month of November, the Asia region experienced a deceleration in business and the Americas had a weaker-than-expected December which resulted in EM finishing at the low end of management’s expectations.

TS sales of $2.00 billion in the second quarter of fiscal 2009 were down 12.0% year over year and down 7.3% excluding the translation impact of changes in foreign currency exchange rates. TS sales for the second quarter of fiscal 2009 came in at the low end of management’s expectations primarily due to the Americas region which experienced a weaker-than-expected December close. At a product level, sales of servers and microprocessors were down compared with the year ago quarter, while sales of networking and services were higher. Organic sales contracted 18% over prior year second quarter and 13.6% excluding the translation impact of changes in foreign currency exchange rates. All three regions experienced double digit year over year declines in organic sales.

In response to the continued slowing in organic growth in both operating groups, management has announced additional actions to further reduce costs. See discussion under Selling, General and Administrative Expenses later in this MD&A.

Consolidated sales for the first six months of fiscal 2009 were $8.76 billion, down 1.0%, over sales of $8.85 billion in the first six months of fiscal 2008. Both operating groups experienced organic sales contraction in the second quarter of fiscal 2009 as noted above which resulted in the year-over-year decline. EM sales of $4.97 billion for the first six months of fiscal 2009 were flat compared with the first six months of fiscal 2008. TS sales of $3.79 billion for the first six months of fiscal 2009 were down 2.2% over the first six months of fiscal 2008. The factors contributing to the decline in sales in both operating groups are consistent with the quarterly sales analysis discussed above.

Gross Profit and Gross Profit Margins

Consolidated gross profit for the second quarter of fiscal 2009 was $533.5 million, down $63.1 million, or 10.6%, over prior year second quarter primarily due to the decline in revenue. Despite the revenue decline, gross profit margin of 12.5% remained relatively flat only decreasing 5 basis points over the prior year results. For EM, gross profit margin was down 18 basis points year over year, but was up 12 basis points sequentially. TS gross profit margin was flat year over year despite the lower-than-expected revenue and was down 54 basis points sequentially. Consolidated gross profit and gross profit margins were $1.12 billion and 12.7%, respectively, for both the first half of fiscal 2009 and 2008. For the first half of fiscal 2009, EM gross profit margin decreased 14 basis points year over year and TS gross profit margin increased 27 basis points year over year.

Selling, General and Administrative Expenses

Selling, general and administrative expenses (“SG&A expenses”) were $393.4 million in the second quarter of fiscal 2009, an increase of $4.6 million, or 1.2%, over the prior year quarter due primarily to the impact of acquisitions offset by the translation impact of changes in foreign currency exchange rates and cost reduction actions implemented by the Company. Included within SG&A expenses are restructuring, integration and other costs which amounted to $13.1 million pre-tax, $10.0 million after tax and $0.06 per share. Metrics that management monitors with respect to its operating expenses are SG&A expenses as a percentage of sales and as a percentage of gross profit. In the second quarter of fiscal 2009, SG&A expenses were 9.2% of sales and 73.7% of gross profit as compared with 8.2% and 65.2%, respectively, in the second quarter of fiscal 2008.

Beginning in the third quarter of fiscal 2008, management began taking actions to reduce costs, at TS in particular, in response to market conditions at that time. Organic sales growth at both EM and TS had continued to slow going into the first quarter of fiscal 2009 and, as a result, management implemented additional cost reduction actions. The combination of actions that began in the third quarter of fiscal 2008 and actions announced in response to the first quarter of fiscal 2009 results were initially expected to provide annualized cost reductions of $105 million; however, due to the strengthening of the US dollar to the Euro since fiscal year end, management estimates those annualized cost reductions to be approximately $95 million based upon current foreign currency exchange rates. In the second quarter of fiscal 2009, the Company experienced further deceleration in business, particularly in November in the Asia region and in December in the Americas region. As a result of the continued slow down through the second quarter of fiscal 2009, management has announced further cost reduction actions of approximately $50 million within business units in both operating groups that are being negatively affected by the adverse market conditions in order to realign the expense structure with the current market conditions. As of the end of the second quarter of fiscal 2009, management estimates that approximately $60 million in annualized cost savings have been achieved. The remaining cost reduction actions are anticipated to be substantially complete by the end of March 2009 and fully completed by the end of June 2009 with the full benefit of the cost savings to be reflected in the Company’s income statement in the first quarter of fiscal 2010.

SG&A expenses for the first six months of fiscal 2009 were $823.1 million, or 9.4% of consolidated sales, as compared with $750.1 million, or 8.5% of consolidated sales, in the first six months of the prior year. SG&A expenses were 73.6% and 66.8% of gross profit in the first six months of fiscal 2009 and 2008, respectively. The increase in SG&A expenses as a percentage of consolidated sales in the first half of fiscal 2009 was similarly due to the lower than expected sales.

Impairment Charges

During the second quarter of fiscal 2009, the Company recognized non-cash goodwill and intangible asset impairment charges totaling $1.35 billion pre-tax, $1.31 billion after tax and $8.72 per share.

In accordance with SFAS 142, Goodwill and Other Intangible Assets, the Company performs its annual goodwill impairment test on the first day of its fiscal fourth quarter. In addition, if and when events or circumstances change that would more likely than not reduce the fair value of any of its reporting units below its carrying value, an interim test would be performed. Since the end of September 2008, the Company’s market capitalization has declined steadily, which was relatively in line with the decline in the overall market, and was significantly below book value during the second quarter due primarily to the global economic downturn’s impact on the Company’s performance and the turmoil in the equity markets. As a result of these events, the Company determined an interim impairment test was necessary and performed the interim test on all six of its reporting units as of December 27, 2008. Based on the test results, the Company determined that goodwill at four of its reporting units was impaired. Accordingly, during the second quarter of fiscal 2009, the Company recognized a non-cash goodwill impairment charge of $1.32 billion pre-tax, $1.28 billion after tax and $8.51 per share to write off all goodwill related to its EM Americas, EM Asia, TS EMEA and TS Asia reporting units. The non-cash charge has no impact on the Company’s compliance with debt covenants, its cash flows or available liquidity, but does have a material impact on its consolidated financial statements.

In accordance with SFAS 144, Accounting for the Impairment or Disposal of Long-Lived Assets, the Company also evaluated the recoverability of its long-lived assets at each of the four reporting units where goodwill was deemed to be impaired. Based upon this evaluation, the Company determined that certain of its amortizable intangible assets were impaired. As a result, the Company recognized a non-cash intangible asset impairment charge of $31.4 million pre- and after tax and $0.21 per share.

Operating Income (Loss)

During the second quarter and first half of fiscal 2009, the Company recorded an operating loss of $1.21 billion and $1.05 billion, respectively, as compared with operating income of $207.9 million and $373.1 million for the second quarter and first half of fiscal 2008, respectively. As previously mentioned, the Company recognized non-cash impairment charges totaling $1.35 billion for the second quarter and first half of fiscal 2009 which significantly impacted the operating results. Excluding the impairment charges, operating income for the second quarter of fiscal 2009 was $140.1 million, or 3.28% of consolidated sales, which was a decline of 32.6% as compared with operating income of $207.9 million, or 4.37% of consolidated sales in the second quarter of fiscal 2008. EM operating income declined 21.7% to $99.1 million and operating income margin of 4.37% was down 74 basis points from the second quarter of fiscal 2008. The year-over-year operating income margin decline at EM was primarily due to the decline in sales in the profitable Americas region, which accounted for over 60% of the EM operating income decline. The EM EMEA region, which has experienced revenue contraction in local currency for the past several quarters, improved operating income margin over the prior year second quarter despite lower sales. TS operating income in the second quarter of fiscal 2009 declined 32.7% to $66.9 million, or 3.34% of sales, as compared with $99.3 million, or 4.37% of sales, in the prior year second quarter. This year-over-year decline in TS operating income and operating income margin was due primarily to contraction in organic sales. Corporate operating expenses were $12.7 million in the second quarter of fiscal 2009 as compared to $18.1 million in the second quarter of fiscal 2008. In addition, during the second quarter of fiscal 2009, restructuring, integration and other charges amounted to $13.1 million pre-tax, $10.0 million after tax and $0.06 per share.

Excluding the impairment charges, operating income for the six months of fiscal 2009 was $294.6 million, or 3.36% of consolidated sales, as compared with operating income of $373.1 million, or 4.21% of consolidated sales, in the first six months of fiscal 2008. The 85 basis point decrease in operating income margin as compared with the first half of fiscal 2008 is similarly a function of factors discussed in the quarterly analysis.

Interest Expense and Other Income, net

Interest expense for the second quarter of fiscal 2009 was $17.4 million, down $0.2 million, or 1.1%, from interest expense of $17.6 million in the second quarter of fiscal 2008. Interest expense for the first six months of fiscal 2009 was $34.3 million, down $1.9 million, or 5.2%, as compared with interest expense of $36.2 million for the comparable six month period in the prior fiscal year. The year-over-year decrease in interest expense for the first half of fiscal 2009 was primarily the result of lower average short-term debt outstanding and lower short-term interest rates. See Financing Transactions for further discussion of the Company’s outstanding debt.

Other income, net, was $0.8 million in the second quarter of fiscal 2009 as compared with $8.1 million in the second quarter of fiscal 2008. For the first half of fiscal 2009, other income, net, was $0.2 million as compared with $15.6 million for the first half of fiscal 2008. The year-over-year decrease for the second quarter and first half of fiscal 2009 was primarily due to foreign currency exchange losses as compared with gains in the prior year, lower interest income, and the elimination of the earnings stream from an investment in a non-consolidated business which the Company sold in April 2008.

Gain on Sale of Assets

During the second quarter and first half of fiscal 2008, the Company recognized the gain on sale of assets totaling $7.5 million pre-tax, $6.3 million after-tax and $0.04 per share on a diluted basis. In October 2007, the Company sold a building in the EMEA region and recognized a gain of $4.5 million pre- and after tax and $0.03 per share on a diluted basis. Due to local tax allowances, the building sale was not taxable. The Company also recognized a gain of $3.0 million pre-tax, $1.8 million after-tax and $0.01 per share on a diluted basis for the receipt of contingent purchase price proceeds related to a prior sale of a business.

Income Tax Provision (Benefit)

The Company recognized a tax benefit rate of 1.9% on its loss before income taxes in the second quarter of fiscal 2009 as compared with an effective tax rate of 30.9% in the second quarter of fiscal 2008. For the first half of fiscal 2009 and 2008, the Company’s effective tax rate was 2.0% and 31.2%, respectively. During the second quarter and first half of fiscal 2009, the Company recognized a net tax benefit of $27.3 million, or $0.18 per share related to the release of tax reserves due to the settlement of certain tax audits in Europe and also recognized a tax benefit of $34.1 million related to the impairment charges as substantially all of the impairment charges were not tax deductible.

Net Income (Loss)

As a result of the operational performance and other factors described in the preceding sections of this MD&A, the Company’s consolidated net loss for the second quarter of fiscal 2009 was $1.20 billion, or $7.98 per share, as compared with net income of $142.2 million, or $0.93 per share on a diluted basis, in the prior year second quarter. Net loss for the first half of fiscal 2009 was $1.11 billion, or $7.37 per share as compared with net income of $247.7 million, or $1.62 per share on a diluted basis for the first half of fiscal 2008.

LIQUIDITY AND CAPITAL RESOURCES

Cash Flow

Cash Flow from Operating Activities

During the second quarter and first half of fiscal 2009, the Company generated $319.5 million and $314.2 million, respectively, of cash and cash equivalents from its operating activities as compared with $83.8 million and $40.0 million, respectively, in the second quarter and first half of fiscal 2008. These results are comprised of: (1) cash flow generated from net income excluding non-cash and other reconciling items, which includes the add-back of depreciation and amortization, deferred income taxes, stock-based compensation, non-cash impairment charges, and other non-cash items (primarily the provision for doubtful accounts and periodic pension costs) and (2) cash flow used for working capital, excluding cash and cash equivalents. Cash generated from working capital during the second quarter of fiscal 2009 was from accounts payable ($31.5 million), reduction in inventory ($107.6 million) primarily related to EM, increase in receivables ($39.8 million) primarily due to EM collections more than offset by TS growth in receivables, and other items ($55.9 million).

Comparatively, the working capital outflow in the second quarter of fiscal 2008 consisted of growth in receivables ($464.6 million) slightly offset by a decrease in inventories ($52.6 million), growth in accounts payable ($309.5 million) and cash inflow for other items ($13.9 million). The growth in receivables as well as payables was primarily attributable to TS where revenue growth was higher than management’s expectations beyond its typically stronger December quarter revenue performance. The growth at TS was offset somewhat by a decrease in EM receivables and payables. The modest reduction in inventory was primarily related to EM which exited the first quarter of fiscal 2008 with slightly higher inventory.

Cash Flow from Financing Activities

The Company utilized cash of $4.6 million and $9.2 million related to net repayments of bank credit facilities during the second quarter and first half of fiscal 2009, respectively. During the second quarter and first half of fiscal 2008, the Company received net proceeds of $50.6 million and $60.2 million, respectively, primarily from bank credit facilities and from the exercise of stock options and the associated excess tax benefit. During the second quarter of fiscal 2008, the Company drew upon foreign bank facilities to partially fund an acquisition which closed the day after the December quarter end. In addition, there were $15.8 million in borrowings outstanding under the Credit Agreement (as defined below) as of the end of the second quarter of fiscal 2008 (see Financing Transactions for further discussion).

Cash Flow from Investing Activities

The Company used $5.3 million of cash related to acquisitions during the second quarter of fiscal 2009 and used $212.7 million for acquisitions during the first half of fiscal 2009. During the second quarter and first half of fiscal 2009, the Company utilized $22.0 million and $49.6 million, respectively, of cash for capital expenditures related to system development costs, computer hardware and software as well as expenditures related to warehouse construction costs. During the second quarter and first half of fiscal 2008, the Company used $240.5 million and $252.7 million, respectively, of cash for the acquisition of several businesses. Other investing activities included capital expenditures primarily for system development costs, computer hardware and software.

Capital Structure and Contractual Obligations

The following table summarizes the Company’s capital structure as of the end of the second quarter of fiscal 2009 with a comparison to fiscal 2008 year-end:

	December 27,	% of Total	June 28,	% of Total
	2008	Capitalization	2008	Capitalization
	(Dollars in thousands)

Short-term debt	$38,320	1.0%	$43,804	0.8%
Long-term debt	1,182,982	29.4	1,181,498	22.1

Total debt	1,221,302	30.4	1,225,302	22.9
Shareholders’ equity	2,796,194	69.6	4,134,691	77.1

Total capitalization	$4,017,496	100.0	$5,359,993	100.0

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

Financing Transactions

The Company has a five-year $500.0 million unsecured revolving credit facility (the “Credit Agreement”) with a syndicate of banks which expires in September 2012. Under the Credit Agreement, the Company may elect from various interest rate options, currencies and maturities. As of the end of the second quarter of fiscal 2009, there were $23.2 million in borrowings outstanding under the Credit Agreement included in “other long-term debt” in the consolidated financial statements. In addition, there were $7.4 million in letters of credit issued under the Credit Agreement which represent a utilization of the Credit Agreement capacity but are not recorded in the consolidated balance sheet as the letters of credit are not debt. As of the end of fiscal 2008, there were $19.7 million in borrowings outstanding and $24.3 million in letters of credit issued under the Credit Agreement.

The Company has a $450 million accounts receivable securitization program (the “Securitization Program”) with a group of financial institutions that allows the Company to sell, on a revolving basis, an undivided interest in eligible receivables while retaining a subordinated interest in a portion of the receivables. The Securitization Program does not qualify for sale accounting and has a one year term that expires in August 2009. There were no borrowings outstanding under the Securitization Program at December 27, 2008.

The Company’s $300.0 million of 2% Convertible Senior Debentures due March 15, 2034 (the “Debentures”) are convertible into Avnet common stock at a rate of 29.5516 shares of common stock per $1,000 principal amount of Debentures. The Debentures are only convertible under certain circumstances, including if: (i) the closing price of the Company’s common stock reaches $45.68 per share (subject to adjustment in certain circumstances) for a specified period of time; (ii) the average trading price of the Debentures falls below a certain percentage of the conversion value per Debenture for a specified period of time; (iii) the Company calls the Debentures for redemption; or (iv) certain corporate transactions, as defined, occur. The Company may redeem some or all of the Debentures for cash any time on or after March 20, 2009 at the Debentures’ full principal amount plus accrued and unpaid interest, if any. Holders of the Debentures may require the Company to purchase, in cash, all or a portion of the Debentures on March 15, 2009, 2014, 2019, 2024 and 2029, or upon a fundamental change, as defined, at the Debentures’ full principal amount plus accrued and unpaid interest, if any. In December 2004, the Company made an irrevocable election to satisfy the principal portion of the Debentures in cash and settle the remaining obligation with shares of common stock if and when the Debentures are converted. Based upon the current market price of the Company’s common stock, it is likely that the holders of the Debentures will exercise their right to put the Debentures back to the Company on March 15, 2009. If this occurs, the Company has the intent and ability to utilize its borrowing capacity under the Credit Agreement, which expires in 2012, to satisfy its obligation under the Debenture put option. As a result, the Debentures continue to be classified as long-term debt.

In addition to its primary financing arrangements, the Company has several small lines of credit in various locations globally to fund the short-term working capital, foreign exchange, overdraft and letter of credit needs of its wholly owned subsidiaries in Europe, Asia and Canada. Avnet generally guarantees its subsidiaries’ debt under these facilities.

Covenants and Conditions

The Securitization Program discussed previously requires the Company to maintain certain minimum interest coverage and leverage ratios as defined in the Credit Agreement (see discussion below) in order to continue utilizing the Securitization Program. The Securitization Program also contains certain covenants relating to the quality of the receivables sold. If these conditions are not met, the Company may not be able to borrow any additional funds and the financial institutions may consider this an amortization event, as defined in the agreement, which would permit the financial institutions to liquidate the accounts receivables sold to cover any outstanding borrowings. Circumstances that could affect the Company’s ability to meet the required covenants and conditions of the Securitization Program include the Company’s ongoing profitability and various other economic, market and industry factors. Management does not believe that the covenants under the Securitization Program limit the Company’s ability to pursue its intended business strategy or future financing needs. The Company was in compliance with all covenants of the Securitization Program at December 27, 2008.

The Credit Agreement discussed in Financing Transactions contains certain covenants with various limitations on debt incurrence, dividends, investments and capital expenditures and also includes financial covenants requiring the Company to maintain minimum interest coverage and leverage ratios, as defined. Management does not believe that the covenants in the Credit Agreement limit the Company’s ability to pursue its intended business strategy or future financing needs. The Company was in compliance with all covenants of the Credit Agreement as of December 27, 2008.

During the second quarter of fiscal 2009, the Company recognized non-cash impairment charges of $1.35 billion pre-tax, $1.31 billion after tax and $8.72 per share, which have no effect on the Company’s compliance with its financial covenants under the Securitization Program or the Credit Agreement.

See Liquidity below for further discussion of the Company’s availability under these various facilities.

Liquidity

The Company had total borrowing capacity of $950.0 million at December 27, 2008 under the Credit Agreement and the Securitization Program. There were $23.2 million in borrowings outstanding and $7.4 million in letters of credit issued under the Credit Agreement resulting in $919.4 million of net availability at the end of the second quarter of fiscal 2009. The Company also had an additional $670.9 million of cash and cash equivalents at December 27, 2008.

During the first half of fiscal 2009, the Company utilized approximately $213 million of cash and cash equivalents, net of cash acquired, for acquisitions. Subsequent to the second quarter of fiscal 2009, the Company acquired Abacus Group plc for an all cash offer of £0.55 per share which equates to a transaction value of approximately £97.9 million ($141.6 million) including the assumption of estimated net debt. Although the markets have continued to be challenging during the second quarter of fiscal 2009, the Company expects to continue to make strategic investments through acquisition activity to the extent the investments strengthen Avnet’s competitive position and meet management’s return on capital thresholds.

The Company has no other significant financial commitments outside of normal debt and lease maturities discussed in Capital Structure and Contractual Obligations. Management believes that Avnet’s borrowing capacity, its current cash availability and the Company’s expected ability to generate operating cash flows are sufficient to meet its projected financing needs. Generally, the Company is more likely to utilize operating cash flows for working capital requirements during a high growth period in the electronic component and computer products industry. During the second quarter of fiscal 2009, the Company experienced weakening demand, as previously discussed in this MD&A. As a result of the Company’s continued focus on managing working capital, the Company generated $320 million of cash from operating activities during the second quarter of fiscal 2009. Management currently expects to continue to generate cash from operating activities in the near future despite management’s expectation that demand will continue to weaken over the next couple of quarters.

The Company may redeem some or all of the 2% Convertible Senior Debentures for cash any time on or after March 20, 2009 at the Debentures’ full principal amount plus accrued and unpaid interest, if any. Holders of the Debentures may require the Company to purchase, in cash, all or a portion of the Debentures on March 15, 2009, 2014, 2019, 2024 and 2029, or upon a fundamental change, as defined, at the Debentures’ full principal amount plus accrued and unpaid interest, if any. In December 2004, the Company made an irrevocable election to satisfy the principal portion of the Debentures in cash and settle the remaining obligation with shares of common stock if and when the Debentures are converted. Based upon the current market price of the Company’s common stock, it is likely that the holders of the Debentures will exercise their right to put the Debentures back to the Company on March 15, 2009. If this occurs, the Company has the intent and ability to utilize its borrowing capacity under the Credit Agreement, which expires in 2012, to satisfy its obligation under the Debenture put option. As a result, the Debentures continue to be classified as long-term debt.

The following table highlights the Company’s liquidity and related ratios as of the end of the second quarter of fiscal 2009 with a comparison to the fiscal 2008 year-end:

COMPARATIVE ANALYSIS — LIQUIDITY
(Dollars in millions)

	December 27,	June 28,	Percentage
	2008	2008	Change

Current Assets	$5,705.2	$5,971.1	(4.5)%
Quick Assets	3,871.8	4,007.9	(3.4)
Current Liabilities	2,647.4	2,779.6	(4.8)
Working Capital(1)	3,057.8	3,191.5	(4.2)
Total Debt	1,221.3	1,225.3	(0.3)
Total Capital (total debt plus total shareholders’ equity)	4,017.5	5,360.0	(25.0)
Quick Ratio	1.5:1	1.4:1
Working Capital Ratio	2.2:1	2.1:1
Debt to Total Capital	30.4%	22.9%

(1)	This calculation of working capital is defined as current assets less current liabilities.

The Company’s quick assets (consisting of cash and cash equivalents and receivables) decreased 3.4% from June 28, 2008 to December 27, 2008 primarily due to collections of receivables. Current assets declined 4.5% due to the collection of receivables, a decline in inventory and payments of accounts payable. Current liabilities declined 4.8% primarily due to payments of accounts payable. As a result of the factors noted above, total working capital decreased by 4.2% during the second quarter of fiscal 2009. Total debt remained essentially flat since the end of fiscal 2008. Total capital decreased 25% since the end of fiscal 2008 and the debt to capital ratio increased to 30.4% as a result of the non-cash impairment charges recognized during the second quarter of fiscal 2009 as discussed previously in this MD&A.

Recently Issued Accounting Pronouncements

In May 2008, the Financial Accounting Standards Board (“FASB”) issued FSP Accounting Principles Board 14-1 Accounting for Convertible Debt Instruments That May Be Settled in Cash upon Conversion (Including Partial Cash Settlement) (“FSP APB 14-1”). FSP APB 14-1 requires the issuer of certain convertible debt instruments that may be settled in cash (or other assets) on conversion to separately account for the liability (debt) and equity (conversion option) components of the instrument in a manner that reflects the issuer’s non-convertible debt borrowing rate. FSP APB 14-1 is effective for fiscal years beginning after December 15, 2008 on a retrospective basis, and as such, will be effective beginning in the Company’s fiscal year 2010. The Company is evaluating the potential impact of FSP APB 14-1 on its consolidated financial statements but does not believe the adoption of FSP APB 14-1 will have a material effect on its fiscal 2010 consolidated financial statements. Based upon the current market price of the Company’s common stock, it is likely that the holders of the Debentures will exercise their right to put the Debentures back to the Company on March 15, 2009. If this occurs, the Company has the intent and ability to utilize its borrowing capacity under the Credit Agreement, which expires in 2012, to satisfy its obligation under the Debenture put option.

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

The Company seeks to reduce earnings and cash flow volatility associated with changes in interest rates and foreign currency exchange rates by entering into financial arrangements intended to hedge certain of the risks associated with such volatility. The Company continues to have exposure to such risks to the extent they are not hedged.

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

See Liquidity and Capital Resources — Financing Transactions appearing in Item 2 of this Form 10-Q for further discussion of the Company’s financing facilities and capital structure. As of December 27, 2008, 95% of the Company’s debt bears interest at a fixed rate and 5% of the Company’s debt bears interest at variable rates. Therefore, a hypothetical 1.0% (100 basis point) increase in interest rates would result in a $0.2 million impact on income before income taxes in the Company’s consolidated statement of operations for the quarter ended December 27, 2008.

Item 4.	Controls and Procedures

The Company’s management, including its Chief Executive Officer and Chief Financial Officer, have evaluated the effectiveness of the Company’s disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934 (the “Exchange Act”)) as of the end of the reporting period covered by this quarterly report on Form 10-Q. Based on such evaluation, the Chief Executive Officer and Chief Financial Officer have concluded that, as of the end of the period covered by this quarterly report on Form 10-Q, the Company’s disclosure controls and procedures are effective such that material information required to be disclosed by the Company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified by the Securities and Exchange Commission’s rules and forms and is accumulated and communicated to management, including the Company’s principal executive officer and principal financial officer, as appropriate to allow timely decisions regarding required disclosure.

During the second quarter of fiscal 2009, there were no changes to the Company’s internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

The discussion of Avnet’s business and operations should be read together with the risk factors contained in Item 1A of its 2008 Annual Report on Form 10-K, filed with the Securities and Exchange Commission, which describe various risks and uncertainties to which the Company is or may become subject. These risks and uncertainties have the potential to affect Avnet’s business, financial condition, results of operations, cash flows, strategies or prospects in a material and adverse manner. As of December 27, 2008, there have been no material changes to the risk factors set forth in the Company’s 2008 Annual Report on Form 10-K, other than as presented below:

The current global economic downturn has affected our financial results and we can offer no assurance that these conditions either will improve in the near future or will not worsen.

Beginning with the second quarter of fiscal 2009, the Company’s financial results were negatively impacted by the global economic slowdown as we experienced a rapid decline in end market demand in both operating groups. Deterioration in the financial and credit markets heightens the risk of reduced corporate spending on information technology, and continued market weakness may result in a more competitive environment and lower sales. Although we continue to take corrective action to better align our cost structure with current market conditions, the benefits from these cost reductions may take longer to fully realize or otherwise may not fully mitigate the impact of the reduced demand in the electronics supply chain.

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

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

The following table includes the Company’s monthly purchases of common stock during the second quarter ended December 27, 2008:

				Maximum Number
				(or Approximate
			Total Number of	Dollar Value) of
			Shares Purchased	Shares That May
	Total Number		as Part of Publicly	Yet Be Purchased
	of Shares	Average Price	Announced Plans or	Under the Plans or
Period	Purchased	Paid per Share	Programs	Programs

October	6,000	$20.46	—	—

November	13,500	$16.25	—	—

December	7,100	$15.20	—	—

The purchases of Avnet common stock noted above were made on the open market to obtain shares for purchase under the Company’s Employee Stock Purchase Plan. None of these purchases were made pursuant to a publicly announced repurchase plan and the Company does not currently have a stock repurchase plan in place.

Item 4.	Submission of Matters to a Vote of Security Holders

The 2008 Annual Meeting of the Shareholders of the Company was held on November 6, 2008 in Chandler, Arizona. On the record date for the annual meeting, 150,643,302 shares of common stock were outstanding and eligible to vote.

The shareholders of the Company were asked to vote upon (i) election of directors and (ii) ratification of the appointment of KPMG LLP as the independent registered public accounting firm for the fiscal year ending June 27, 2009.

The shareholders adopted the following proposals by the following votes, tabulated by an independent inspector of election:

Election of Directors	For	Withheld

Eleanor Baum	136,415,913	736,807
J. Veronica Biggins	136,552,496	600,225
Lawrence W. Clarkson	137,030,187	122,533
Ehud Houminer	136,410,671	742,049
Frank R. Noonan	136,885,622	267,098
Ray M. Robinson	133,252,856	3,899,864
William P. Sullivan	136,150,213	1,002,507
Gary L. Tooker	136,895,643	257,077
Roy Vallee	135,721,484	1,431,236

				Broker
Matter	For	Against	Abstain	Non-Votes

Ratification of the appointment of KPMG LLP as independent public accounting firm for the fiscal year ending June 27, 2009.	136,246,018	894,477	12,225	—

Item 6.	Exhibits

Exhibit
Number		Exhibit

31	.1*	Certification by Roy Vallee, Chief Executive Officer, under Section 302 of the Sarbanes-Oxley Act of 2002.
31	.2*	Certification by Raymond Sadowski, Chief Financial Officer, under Section 302 of the Sarbanes-Oxley Act of 2002.
32	.1**	Certification by Roy Vallee, Chief Executive Officer, under Section 906 of the Sarbanes-Oxley Act of 2002.
32	.2**	Certification by Raymond Sadowski, Chief Financial Officer, under Section 906 of the Sarbanes-Oxley Act of 2002.

*	Filed herewith.

**	Furnished herewith.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

AVNET, INC.
(Registrant)

By:	/s/ RAYMOND SADOWSKI
Raymond Sadowski
Senior Vice President and
Chief Financial Officer

Date: February 10, 2009

Exhibit Index

Exhibit
Number

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