Form 10-Q
period 2009-03-28
AVNET INC
filed 2009-05-05
CIK 8858

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 28, 2009

Commission File #1-4224

AVNET, INC.

Incorporated in New York

IRS Employer Identification No. 11-1890605

2211 South 47th Street, Phoenix, Arizona 85034
(480) 643-2000

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days.  Yes ☑     No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).  Yes ☐     No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer”, “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☑	Accelerated filer ☐	Non-accelerated filer ☐	Smaller reporting company ☐
(Do not check if a smaller reporting company)

Indicate by checkmark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ☐     No ☑

As of April 24, 2009, the total number of shares outstanding of the registrant’s Common Stock was 151,054,984 shares, net of treasury shares.

AVNET, INC. AND SUBSIDIARIES

PART I

FINANCIAL INFORMATION

Item 1.	Financial Statements

AVNET, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(Unaudited)

	March 28,	June 28,
	2009	2008
	(Thousands, except
	share amounts)

ASSETS
Current assets:
Cash and cash equivalents	$685,736	$640,449
Receivables, less allowances of $81,218 and $76,690, respectively	2,660,406	3,367,443
Inventories	1,613,894	1,894,492
Prepaid and other current assets	122,908	68,762

Total current assets	5,082,944	5,971,146
Property, plant and equipment, net	295,144	227,187
Goodwill (Notes 3 and 4)	569,335	1,728,904
Other assets	298,513	272,893

Total assets	$6,245,936	$8,200,130

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Borrowings due within one year (Note 5)	$97,062	$43,804
Accounts payable	1,814,462	2,293,243
Accrued expenses and other	509,920	442,545

Total current liabilities	2,421,444	2,779,592
Long-term debt, less due within one year (Note 5)	942,700	1,181,498
Other long-term liabilities	134,705	104,349

Total liabilities	3,498,849	4,065,439

Commitments and contingencies (Note 7)
Shareholders’ equity (Notes 9 and 10):
Common stock $1.00 par; authorized 300,000,000 shares; issued 151,082,000 shares and 150,417,000 shares, respectively	151,082	150,417
Additional paid-in capital	1,131,251	1,122,852
Retained earnings	1,288,139	2,379,723
Accumulated other comprehensive income (Note 9)	177,579	482,178
Treasury stock at cost, 46,959 shares and 18,286 shares, respectively	(964)	(479)

Total shareholders’ equity	2,747,087	4,134,691

Total liabilities and shareholders’ equity	$6,245,936	$8,200,130

See notes to consolidated financial statements.

AVNET, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

	Third Quarters Ended		Nine Months Ended
	March 28,	March 29,	March 28,	March 29,
	2009	2008	2009	2008
	(Thousands, except per share data)

Sales	$3,700,836	$4,421,645	$12,464,464	$13,273,508
Cost of sales	3,238,366	3,842,918	10,884,315	11,571,601

Gross profit	462,470	578,727	1,580,149	1,701,907
Selling, general and administrative expenses (Note 13)	406,997	411,974	1,230,059	1,162,091
Impairment charges (Note 4)	—	—	1,348,845	—

Operating income (loss)	55,473	166,753	(998,755)	539,816
Other income (expense), net	(8,364)	6,205	(8,196)	21,766
Interest expense	(17,608)	(18,683)	(51,903)	(54,864)
Gain on sale of assets	—	—	—	7,477

Income (loss) before income taxes	29,501	154,275	(1,058,854)	514,195
Income tax provision	11,477	47,031	32,730	159,208

Net income (loss)	$18,024	$107,244	$(1,091,584)	$354,987

Net earnings (loss) per share (Note 10):
Basic	$0.12	$0.71	$(7.24)	$2.36

Diluted	$0.12	$0.71	$(7.24)	$2.33

Shares used to compute earnings (loss) per share (Note 10):
Basic	151,147	150,440	150,810	150,177

Diluted	151,147	151,717	150,810	152,717

See notes to consolidated financial statements.

AVNET, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Nine Months Ended
	March 28,	March 29,
	2009	2008
	(Thousands)

Cash flows from operating activities:
Net income (loss)	$(1,091,584)	$354,987
Non-cash and other reconciling items:
Depreciation and amortization	50,792	43,864
Deferred income taxes	(86,084)	50,944
Stock-based compensation	14,416	20,412
Impairment charges (Note 4)	1,348,845	—
Other, net	29,116	9,275
Changes in (net of effects from business acquisitions):
Receivables	621,999	116,199
Inventories	247,545	(44,928)
Accounts payable	(483,231)	(237,606)
Accrued expenses and other, net	136,321	(116,767)

Net cash flows provided by operating activities	788,135	196,380

Cash flows from financing activities:
Repayment of notes (Note 5)	(298,059)	—
Repayment of bank debt, net (Note 5)	(25,185)	(1,773)
Repayment of other debt, net (Note 5)	(6,049)	(19,356)
Other, net	1,282	6,561

Net cash flows used for financing activities	(328,011)	(14,568)

Cash flows from investing activities:
Purchases of property, plant and equipment	(89,252)	(59,675)
Cash proceeds from sales of property, plant and equipment	9,840	12,109
Acquisitions of operations, net of cash acquired (Note 3)	(309,864)	(352,703)
Cash proceeds from divestiture activities	—	3,000

Net cash flows used for investing activities	(389,276)	(397,269)

Effect of exchange rate changes on cash and cash equivalents	(25,561)	39,569

Cash and cash equivalents:
— increase (decrease)	45,287	(175,888)
— at beginning of period	640,449	557,350

— at end of period	$685,736	$381,462

Additional cash flow information (Note 11)

See notes to consolidated financial statements.

AVNET, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.	Basis of presentation

In the opinion of management, the accompanying unaudited interim consolidated financial statements contain all adjustments necessary, all of which are of a normal recurring nature except for the goodwill and intangible asset impairment charges discussed in Note 4, the restructuring, integration and other charges discussed in Note 13, and the gain on the sale of assets, to present fairly the Company’s financial position, results of operations and cash flows. For further information, refer to the consolidated financial statements and accompanying notes included in the Company’s Annual Report on Form 10-K for the fiscal year ended June 28, 2008.

2.	Interim financial results

The results of operations for the third quarter and first nine months ended March 28, 2009 are not necessarily indicative of the results to be expected for the full year.

3.	Acquisitions

During the third quarter of fiscal 2009, the Company completed its acquisitions of Abacus Group plc (“Abacus”), and Nippon Denso Industry Co. Ltd. (“Nippon Denso”). Abacus, a value-added distributor of computer components in Europe with sales of approximately £279 million (approximately $403 million based upon current foreign currency exchange rates) in its fiscal year ended September 2008, was acquired for an all cash price of £0.55 per share which equates to a transaction value of approximately £97.9 million ($141.6 million) including the assumption of estimated net debt. Abacus is reported as part of the Electronics Marketing (“EM”) EMEA reporting unit. Nippon Denso is a Tokyo-based, value-added distributor of electronic components with established design and engineering expertise with annual sales of JPY16.1 billion (approximately $163 million based upon current foreign currency exchange rates) for its fiscal year ended March 31, 2008 and is reported as part of the EM Asia reporting unit. Also in the third quarter of fiscal 2009, the Company entered into a joint venture with Sanko Holding Group to distribute servers, storage, workstations and computer components in Turkey. Avnet has more than a 50% controlling interest and, as a result, the venture is consolidated in the accompanying consolidated financial statements. The joint venture, Avnet Technology Solutions Sanayi ve Ticaret A.S., is reported as part of the operations of Technology Solutions (“TS”) EMEA reporting unit.

During the first quarter of fiscal 2009, the Company completed its acquisition of Horizon Technology Group plc in an all cash transaction for €1.18 per share, or approximately $160.5 million including the assumption of net debt. Horizon is a leading technical integrator and distributor of information technology products in the UK and Ireland with sales of €295 million (approximately $398 million based upon current foreign currency exchange rates) for the twelve months ended June 30, 2008. The acquired business is reported as part of the TS EMEA reporting unit. The Company also completed two smaller acquisitions in July 2008, Source Electronics Corporation with annualized revenue of approximately $82 million which is reported as part of the EM Americas reporting unit, and Ontrack Solutions Pvt. Ltd. with annualized revenue of approximately $13 million which is reported as part of the TS Asia reporting unit.

Acquisition-related exit activity accounted for in purchase accounting

During fiscal 2007 and 2006, the Company recorded certain exit-related liabilities through purchase accounting which consisted of severance for workforce reductions, non-cancelable lease commitments and lease termination charges for leased facilities, and other contract termination costs associated with the exit

AVNET, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

activities. The following table summarizes the utilization of these reserves during the first nine months of fiscal 2009:

	FY 2007	FY 2006	Total
	(Thousands)

Balance at June 28, 2008	$1,937	$10,301	$12,238
Amounts utilized	(877)	(2,335)	(3,212)
Adjustments	—	(296)	(296)
Other, principally foreign currency translation	(216)	(57)	(273)

Balance at March 28, 2009	$844	$7,613	$8,457

As of March 28, 2009, the remaining fiscal 2007 reserves related primarily to facility exit costs which management expects to be utilized by fiscal 2013. The remaining fiscal 2006 reserves related primarily to facility exit costs and other contractual lease obligations which are expected to be substantially utilized by the end of fiscal 2013.

4.	Goodwill and intangible assets

The following table presents the carrying amount of goodwill, by reportable segment, for the nine months ended March 28, 2009:

	Electronics	Technology
	Marketing	Solutions	Total
	(Thousands)

Carrying value at June 28, 2008	$1,141,792	$587,112	$1,728,904
Additions	140,670	151,497	292,167
Goodwill impairment	(1,003,677)	(313,775)	(1,317,452)
Adjustments	(9,066)	(54,783)	(63,849)
Foreign currency translation	(16,940)	(53,495)	(70,435)

Carrying value at March 28, 2009	$252,779	$316,556	$569,335

In accordance with SFAS 142, Goodwill and Other Intangible Assets, (“SFAS 142”) the Company performs its annual goodwill impairment test on the first day of its fiscal fourth quarter. In addition, if and when events or circumstances change that would more likely than not reduce the fair value of any of its reporting units below its carrying value, an interim test would be performed.

Since the end of September 2008, the Company’s market capitalization declined steadily. While the decline in market capitalization was relatively in line with the decline in the overall market, it fell significantly below book value during the second quarter due primarily to the global economic downturn’s impact on the Company’s performance and the turmoil in the equity markets. As a result of these events, the Company determined that an interim impairment test was necessary and performed the interim test on all six of its reporting units as of the end of the Company’s fiscal second quarter (December 27, 2008). Based on the test results, the Company determined that goodwill at four of its reporting units was impaired. Accordingly, during the second quarter of fiscal 2009, the Company recognized a non-cash goodwill impairment charge of $1,317,452,000 pre-tax, $1,283,308,000 after tax and $8.51 per share to write off all goodwill related to its EM Americas, EM Asia, TS EMEA and TS Asia reporting units. The non-cash charge had no impact on the Company’s compliance with debt covenants, its cash flows or available liquidity, but did have a material impact on its consolidated financial statements.

In accordance with SFAS 142, a two step process is used to test for goodwill impairment. The first step is to determine if there is an indication of impairment by comparing the estimated fair value of each reporting unit to its carrying value including existing goodwill. Goodwill is considered impaired if the carrying value of a reporting unit

AVNET, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

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

The results of step one indicated that the goodwill related to the EM Asia, TS EMEA and TS Asia reporting units was fully impaired. Therefore, the Company only performed step two of the impairment analysis for its EM Americas reporting unit. Step two of the impairment test required the Company to fair value all of the reporting unit’s assets and liabilities, including identifiable intangible assets, and compare the implied fair value of goodwill to its carrying value. The results of step two indicated that the goodwill in the EM Americas reporting unit was also fully impaired.

The goodwill addition in EM, as presented in the preceding table, was primarily a result of the Abacus and Source Electronics acquisitions. The addition to goodwill in TS was primarily a result of the Horizon and Ontrack Solutions Pvt Ltd acquisitions (see Note 3). Adjustments to goodwill in both operating groups related primarily to the identification of intangible assets, net of associated deferred tax liabilities, which were reclassified to “Other Assets” on the consolidating balance sheet. As discussed above, certain of these assets were impaired as of December 27, 2008.

In accordance with SFAS 144, Accounting for the Impairment or Disposal of Long-Lived Assets, the Company also evaluated the recoverability of its long-lived assets at each of the four reporting units where goodwill was deemed to be impaired. Based upon this evaluation, the Company determined that certain of its amortizable intangible assets were impaired. As a result, the Company recognized a non-cash intangible asset impairment charge of $31,393,000 pre- and after tax and $0.21 per share. As of March 28, 2009, “Other assets” included customer relationships intangible assets with a carrying value of $68,341,000; consisting of $89,405,000 in original cost value and accumulated amortization and foreign currency translation of $21,064,000. These assets are being amortized over ten years. Amortization expense was $2,119,000 and $10,127,000 for the third quarter and nine months ended March 28, 2009, respectively. Amortization expense was $1,040,000 and $3,120,000 for the third quarter and nine months ended March 29, 2008, respectively. Amortization expense for the next five years is expected to be approximately $8,500,000 each year, based upon current foreign currency exchange rates.

5.	External financing

Short-term debt consists of the following:

	March 28,	June 28,
	2009	2008
	(Thousands)

Bank credit facilities	$93,180	$32,649
Other debt due within one year	3,882	11,155

Short-term debt	$97,062	$43,804

Bank credit facilities consist of various committed and uncommitted lines of credit with financial institutions and are utilized primarily to support the working capital requirements of foreign operations. As of March 28, 2009, there were $68,191,000 in borrowings outstanding on bank credit facilities assumed from recent acquisitions. The weighted average interest rate on outstanding bank credit facilities was 1.8% at March 28, 2009 and 1.5% at June 28, 2008.

AVNET, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

The Company has a $450,000,000 accounts receivable securitization program (the “Securitization Program”) with a group of financial institutions that allows the Company to sell, on a revolving basis, an undivided interest in eligible receivables while retaining a subordinated interest in a portion of the receivables. The Securitization Program, which has a one year term that expires in August 2009, does not qualify for sale treatment; as a result, any borrowings under the Securitization Program are recorded as debt on the consolidated balance sheet. The Securitization Program contains certain covenants, all of which the Company was in compliance with as of March 28, 2009. There were no amounts outstanding under the Securitization Program at March 28, 2009 or June 28, 2008.

Long-term debt consists of the following:

	March 28,	June 28,
	2009	2008
	(Thousands)

5.875% Notes due March 15, 2014	$300,000	$300,000
6.00% Notes due September 1, 2015	250,000	250,000
6.625% Notes due September 15, 2016	300,000	300,000
2% Convertible Senior Debentures due March 15, 2034	—	300,000
Other long-term debt	95,128	34,207

Subtotal	945,128	1,184,207
Discount on notes	(2,428)	(2,709)

Long-term debt	$942,700	$1,181,498

The Company has a five-year $500,000,000 unsecured revolving credit facility (the “Credit Agreement”) with a syndicate of banks which expires in September 2012. Under the Credit Agreement, the Company may select from various interest rate options, currencies and maturities. The Credit Agreement contains certain covenants, all of which the Company was in compliance with as of March 28, 2009. As of the end of the third quarter of fiscal 2009, there were $31,468,000 in borrowings outstanding under the Credit Agreement included in “other long-term debt” in the preceding table. In addition, there were $1,511,000 in letters of credit issued under the Credit Agreement which represent a utilization of the Credit Agreement capacity but are not recorded in the consolidated balance sheet as the letters of credit are not debt. At June 28, 2008, there were $19,689,000 in borrowings outstanding and $24,264,000 in letters of credit issued under the Credit Agreement.

Substantially all of the 2% Convertible Senior Debentures due March 15, 2034 (the “Debentures”) were put to the Company by holders of the Debentures who exercised their right to require the Company to purchase the Debentures for cash on March 15, 2009 at the Debentures’ full principal amount plus accrued and unpaid interest. The Company paid $298,059,000 plus accrued interest using cash on hand. The remaining $1,941,000 of the Debentures that were not put to the Company in March were repaid on April 30, 2009 and, as a result, were classified as short-term debt as of March 28, 2009 and included in “Other long-term debt” in the preceding table.

As of March 28, 2009, there were $39,081,000 in borrowings outstanding included in “Other long-term debt” in the preceding table related to bank facilities assumed from recent acquisitions.

6.	Derivative financial instruments

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

AVNET, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

Many of the Company’s subsidiaries, on occasion, purchase and sell products in currencies other than their functional currencies. This subjects the Company to the risks associated with fluctuations in foreign currency exchange rates. The Company reduces this risk by utilizing natural hedging (offsetting receivables and payables) as well as by creating offsetting positions through the use of derivative financial instruments, primarily forward foreign exchange contracts with maturities of less than sixty days. The Company continues to have exposure to foreign exchange risks to the extent they are not hedged. The forward contracts are not designated as hedging instruments as the Company uses these contracts to hedge foreign currency balance sheet exposures. The Company adjusts all foreign denominated balances and any outstanding foreign exchange contracts to fair market value through the consolidated statements of operations. Therefore, the market risk related to the foreign exchange contracts is offset by the changes in valuation of the underlying items being hedged. The asset or liability representing the fair value of foreign exchange contracts is classified in the captions “other current assets” or “accrued expenses and other,” as applicable, in the accompanying consolidated balance sheets and were not material as of March 28, 2009. In addition, as of the end of the third quarter of fiscal 2009, the Company did not have material gains or losses related to the forward contracts which are recorded in “other income (expense), net” in the accompanying consolidated statements of operations.

In the past, the Company has, from time to time, entered into hedge transactions that convert certain fixed rate debt to variable rate debt. The Company is not currently hedging its interest rate risk; however, to the extent the Company enters into such hedge transactions, those fair value hedges and the hedged debt are adjusted to current market values through interest expense in accordance with SFAS 133, as amended.

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

The Company’s noncontributory defined benefit pension plan (the “Plan”) covers substantially all domestic employees. Components of net periodic pension costs during the quarters and nine months ended March 28, 2009 and March 29, 2008 were as follows:

	Third Quarters Ended		Nine Months Ended
	March 28,	March 29,	March 28,	March 29,
	2009	2008	2009	2008
	(Thousands)

Service cost	$4,051	$3,684	$12,153	$11,052
Interest cost	4,544	4,192	13,632	12,576
Expected return on plan assets	(6,363)	(5,834)	(19,089)	(17,502)
Recognized net actuarial loss	581	774	1,743	2,322

Net periodic pension costs	$2,813	$2,816	$8,439	$8,448

AVNET, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

During the third quarter and first nine months of fiscal 2009, the Company made contributions to the Plan of $4,031,000 and $14,887,000, respectively. In addition, in April 2009, the Company made a voluntary contribution to the Plan of $53,000,000 in addition to $7,412,000 of regularly scheduled contributions.

9.	Comprehensive income (loss)

	Third Quarters Ended		Nine Months Ended
	March 28,	March 29,	March 28,	March 29,
	2009	2008	2009	2008
	(Thousands)

Net income (loss)	$18,024	$107,244	$(1,091,584)	$354,987
Foreign currency translation adjustments	(64,615)	106,056	(304,599)	204,694

Total comprehensive income (loss)	$(46,591)	$213,300	$(1,396,183)	$559,681

10.	Earnings (loss) per share

	Third Quarters Ended		Nine Months Ended
	March 28,	March 29,	March 28,	March 29,
	2009	2008	2009	2008
	(Thousands, except per share data)

Numerator:
Net income (loss)	$18,024	$107,244	$(1,091,584)	$354,987

Denominator:
Weighted average common shares for basic earnings (loss) per share	151,147	150,440	150,810	150,177
Net effect of dilutive stock options and restricted stock awards	—	1,277	—	1,790
Net effect of 2% Convertible Debentures due March 15, 2034	—	—	—	750

Weighted average common shares for diluted earnings per share	151,147	151,717	150,810	152,717

Basic earnings (loss) per share	$0.12	$0.71	$(7.24)	$2.36

Diluted earnings (loss) per share	$0.12	$0.71	$(7.24)	$2.33

As discussed in Note 5, substantially all of the 2% Convertible Debentures were put back to the Company in March 2009 and, therefore, were no longer outstanding as of the end of the quarter. As a result, they were excluded from the computation of earnings per diluted share for the third quarter and first nine months of fiscal 2009. For the third quarter of fiscal 2008, shares issuable upon conversion of the Debentures were excluded from the computation of earnings per diluted share as a result of the Company’s election to satisfy the principal portion of the Debentures in cash. For the conversion premium portion, which would be settled in shares, the shares issuable upon conversion were excluded from the calculation because the average stock price for those periods was below the conversion price per share of $33.84. For the first nine months of fiscal 2008, shares issuable upon the conversion of the premium portion were included in the computation of earnings per diluted shares because the average stock price for the period was above the conversion price per share of $33.84. The number of dilutive shares for the conversion premium was calculated in accordance with EITF 04-8, The Effect of Contingently Convertible Instruments on Diluted Earnings per Share.

AVNET, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

Options to purchase 320,000 and 35,000 shares were excluded from the diluted earnings per share calculations in the third quarter and nine months ended March 29, 2008, because the exercise price for those options was above the average market price of the Company’s stock during those periods. Inclusion of these options in the diluted earnings per share calculation would have had an anti-dilutive effect.

11.	Additional cash flow information

Interest and income taxes paid in the nine months ended March 28, 2009 and March 29, 2008, respectively, were as follows:

	Nine Months Ended
	March 28,	March 29,
	2009	2008
	(Thousands)

Interest	$65,476	$68,512
Income taxes	57,020	122,925

During the first nine months of fiscal 2009, the Company assumed $146,831,000 of debt as a result of acquisitions completed during fiscal 2009.

12.	Segment information

	Third Quarters Ended		Nine Months Ended
	March 28,	March 29,	March 28,	March 29,
	2009	2008	2009	2008
	(Thousands)

Sales:
Electronics Marketing	$2,096,595	$2,623,750	$7,065,391	$7,594,061
Technology Solutions	1,604,241	1,797,895	5,399,073	5,679,447

	$3,700,836	$4,421,645	$12,464,464	$13,273,508

Operating income (loss):
Electronics Marketing	$59,558	$153,561	$297,357	$410,339
Technology Solutions	42,199	41,354	160,186	199,228
Corporate	(13,605)	(17,305)	(51,634)	(58,894)

	88,152	177,610	405,909	550,673
Impairment charges (Note 4)	—	—	(1,348,845)	—
Restructuring, integration and other charges (Note 13)	(32,679)	(10,857)	(51,989)	(10,857)
Incremental intangible asset amortization	—	—	(3,830)	—

	$55,473	$166,753	$(998,755)	$539,816

Sales, by geographic area:
Americas(1)	$1,712,325	$2,027,383	$5,846,774	$6,371,786
EMEA(2)	1,250,426	1,582,655	4,110,729	4,365,137
Asia/Pacific(3)	738,085	811,607	2,506,961	2,536,585

	$3,700,836	$4,421,645	$12,464,464	$13,273,508

AVNET, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

(1)	Includes sales in the United States of $1.53 billion and $1.82 billion for the third quarters ended March 28, 2009 and March 29, 2008, respectively. Includes sales in the United States of $5.28 billion and $5.79 billion for the first nine months of fiscal 2009 and 2008, respectively.

(2)
Includes sales in Germany and the United Kingdom of $400.8 million and $273.7 million, respectively, for the  third quarter ended March 28, 2009. Includes sales in Germany and the United Kingdom of $1.4 billion and $751.4 million, respectively, for the first nine months of fiscal 2009. Includes sales in Germany of $600.5 million and $1.61 billion for the third quarter and first nine months of fiscal 2008, respectively. For the third quarter and first nine months of fiscal 2008, sales in the United Kingdom were not a significant component of consolidated sales.

(3)
Includes sales in Taiwan, Singapore and Hong Kong of $177.1 million, $188.6 million and $271.0 million,  respectively, for the third quarter of fiscal 2009. Includes sales in Taiwan, Singapore and Hong Kong of $745.0 million, $653.9 million and $872.4 million, respectively, for the first nine months of fiscal 2009. Includes sales in Taiwan, Singapore and Hong Kong of $231.6 million, $213.1 million and $243.4 million, respectively, for the third quarter of fiscal 2008. Includes sales in Taiwan, Singapore and Hong Kong of $783.6 million, $667.4 million and $685.9 million, respectively, for the first nine months of fiscal 2008.

	March 28,	June 28,
	2009	2008
	(Thousands)

Assets:
Electronics Marketing	$3,979,154	$5,140,468
Technology Solutions	2,088,966	2,785,103
Corporate	177,816	274,559

	$6,245,936	$8,200,130

Property, plant, and equipment, net, by geographic area
Americas(4)	$178,605	$148,872
EMEA(5)	99,055	64,880
Asia/Pacific	17,484	13,435

	$295,144	$227,187

(4)	Includes property, plant and equipment, net, of $175.5 million and $145.4 million as of March 28, 2009 and June 28, 2008, respectively, in the United States.

(5)	Includes property, plant and equipment, net, of $41.1 million and $23.1 million in Germany and Belgium, respectively, as of March 28, 2009 and $31.8 million and $16.8 million in Germany and Belgium, respectively, as of June 28, 2008.

13.  Restructuring, integration and other items

Fiscal 2009

Since the beginning of the fiscal year, the global economy has slowed down considerably, which has negatively impacted the Company’s profitability. During the first nine months of fiscal 2009, the Company has taken several actions to reduce costs in order to realign its expense structure with current market conditions. Management expects all announced cost reduction actions to be completed by the end of September 2009 with the full benefit to be realized in the December 2009 quarter. As a result, the Company incurred restructuring and other charges included

AVNET, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

in “selling, general and administrative expenses” as described further below. The Company also incurred costs for integration activity for recently acquired businesses and other items as presented in the following table.

	Third Quarter	Nine Months
	Ended	Ended
	March 28, 2009	March 28, 2009
	(Thousands)

Restructuring charges	$29,434	$44,109
Integration costs	2,324	5,065
Reversal of excess prior year restructuring reserves	(1,075)	(2,272)
Prior year acquisition adjustments	1,996	1,996
Loss on investment	—	3,091

Total restructuring, integration and other charges	$32,679	$51,989

The activity related to the restructuring charges incurred during the first nine months of fiscal 2009 is presented in the following table:

	Severance	Facility
	Reserves	Exit Costs	Other	Total
	(Thousands)

Fiscal 2009 pre-tax charges	$27,474	$15,774	$861	$44,109
Amounts utilized	(17,049)	(1,523)	(737)	(19,309)
Other, principally foreign currency translation	106	(74)	78	110

Balance at March 28, 2009	$10,531	$14,177	$202	$24,910

Of the $44,109,000 of restructuring charges incurred during the first nine months of fiscal 2009, $25,459,000 and $18,650,000 related to EM and TS, respectively. Severance charges related to personnel reductions of approximately 975 employees in administrative, finance and sales functions in connection with the cost reduction actions in all three regions of both operating groups with employee reductions of approximately 620 in EM, 315 in TS and the remaining from support functions. Exit costs for vacated facilities related to approximately twenty facilities in the Americas, seven in EMEA and two in Asia/Pac. Other charges included contractual obligations with no on-going benefit to the Company. Cash payments of $19,291,000 are reflected in the amounts utilized during the first nine months of fiscal 2009 and the remaining amounts were related to non-cash asset write downs. As of March 28, 2009, management expects the majority of the remaining severance and other reserves to be utilized in fiscal 2009 with some remaining payments to be made in fiscal 2010. The remaining facility exit cost reserves are expected to be utilized by the end of fiscal 2014.

During the first nine months of fiscal 2009, the Company incurred integration costs for professional fees, facility moving costs, travel, meeting, marketing and communication costs that were incrementally incurred as a result of the acquisition integration efforts. The Company also recognized acquisition adjustments related to acquisitions for which the purchase allocation period had closed and incurred a loss resulting from a decline in the market value of certain small investments that the Company has liquidated.

Fiscal 2008

During fiscal 2008, the Company incurred restructuring, integration and other charges related to cost reductions required to improve the performance at certain business units and incurred integration costs

AVNET, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

associated with recently acquired businesses. The activity related to the restructuring reserves is presented in the following table:

	Severance	Facility
	Reserves	Exit Costs	Other	Total
	(Thousands)

Balance at June 28, 2008	$10,477	$2,833	$1,130	$14,440
Amounts utilized	(6,793)	(715)	(740)	(8,248)
Adjustments	(1,229)	(163)	(171)	(1,563)
Other, principally foreign currency translation	(748)	(511)	(107)	(1,366)

Balance at March 28, 2009	$1,707	$1,444	$112	$3,263

Cash payments of $8,194,000 are reflected in the amounts utilized during the first nine months of fiscal 2009 and the remaining amounts were related to non-cash asset write downs. The adjustments in the preceding table related to reserves that were deemed excessive and released during the first nine months of fiscal 2009. Management expects the majority of the remaining severance reserves to be utilized in fiscal 2009, the remaining facility exit cost reserves to be utilized by the end of fiscal 2013 and other contractual obligations to be utilized by the end of fiscal 2010.

Fiscal 2007 and prior restructuring reserves

In fiscal year 2007 and prior, the Company incurred restructuring charges under four separate restructuring plans. The table below presents the activity during the first nine months of fiscal 2009 related to reserves established as part of these restructuring plans:

		Memec	Other	FY 2004
Restructuring charges	FY 2007	FY 2006	FY 2006	and 2003	Total
	(Thousands)

Balance at June 28, 2008	$549	$45	$794	$2,571	$3,959
Amounts utilized	(262)	(21)	(346)	(797)	(1,426)
Adjustments	(58)	—	—	—	(58)
Other, principally foreign currency translation	(32)	(6)	(5)	(298)	(341)

Balance at March 28, 2009	$197	$18	$443	$1,476	$2,134

As of March 28, 2009, the remaining FY 2007 reserves related to severance which management expects to utilize by the end of 2009. The remaining Memec FY 2006 reserves related to facility exit costs, which management expects to utilize by fiscal 2010. The Other FY 2006 remaining reserves related to facility exit costs, which management expects to utilize by fiscal 2013. The remaining reserves for FY 2004 and 2003 restructuring activities related to contractual lease commitments, substantially all of which the Company expects to utilize by the end of fiscal 2010, although a small portion of the remaining reserves relate to lease payouts that extend to fiscal 2012.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

For a description of the Company’s critical accounting policies and an understanding of the significant factors that influenced the Company’s performance during the third quarters and nine months ended March 28, 2009 and March 29, 2008, this Management’s Discussion and Analysis of Financial Condition and Results of Operations (“MD&A”) should be read in conjunction with the consolidated financial statements, including the related notes, appearing in Item 1 of this Report, as well as the Company’s Annual Report on Form 10-K for the year ended June 28, 2008.

There are numerous references to the impact of foreign currency translation in the discussion of the Company’s results of operations. Over the past several years, the exchange rates between the US Dollar and many foreign currencies, especially the Euro, have fluctuated significantly. For example, the US Dollar has strengthened against the Euro by approximately 12% when comparing the third quarter of fiscal 2009 with the third quarter of fiscal 2008. When the stronger US Dollar exchange rates of the current year are used to translate the results of operations of Avnet’s subsidiaries denominated in foreign currencies, the resulting impact is a decrease in US Dollars of reported results as compared with the prior period. In the discussion that follows, this is referred to as the “translation impact of changes in foreign currency exchange rates.”

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

Operating income excluding the non-cash goodwill and intangible asset impairment charges incurred in the second quarter of fiscal 2009, for which the impact on the first nine months results is presented in the following table.

First Nine Months	Op Income	Pre-tax	Net Income	EPS
Fiscal 2009	$ in thousands, except per share data

GAAP results	$(998,755)	$(1,058,854)	$(1,091,584)	$(7.24)
Impairment charges	1,348,845	1,348,845	1,314,701	8.72

Adjusted results	$350,090	$289,991	$223,117	$1.48

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

During fiscal year 2008 and 2009, the Company acquired twelve businesses as presented in the table below (see Note 3 to the Notes to Consolidated Financial Statements in Item 1 of this Form 10Q).

Acquisition
Acquired Business	Operating Group	Region	Date

Flint Distribution Ltd.	EM	EMEA	07/05/07
Division of Magirus Group	TS	EMEA	10/06/07
Betronik GmbH	EM	EMEA	10/31/07
ChannelWorx	TS	Asia/Pac	10/31/07
Division of Acal plc Ltd.	TS	EMEA	12/17/07
YEL Electronics Hong Kong Ltd.	EM	Asia/Pac	12/31/07
Azzurri Technology Ltd.	EM	EMEA	03/31/08
Horizon Technology Group plc	TS	EMEA	06/30/08
Source Electronics Corporation	EM	Americas	06/30/08
Ontrack Solutions Pvt. Ltd.	TS	Asia/Pac	07/31/08
Nippon Denso Industry Co., Ltd	EM	Asia/Pac	12/29/08
Abacus Group plc	EM	EMEA	01/20/09

Results of Operations

Executive Summary

Third quarter of fiscal 2009 results continued to be negatively impacted by the global economic slowdown as end demand in the electronics components business weakened further since the December quarter, in particular in the Americas and EMEA regions, which are the Company’s two most profitable regions. Avnet’s consolidated sales of $3.70 billion were down 16.3% year over year and down 10.5% excluding the impact of changes in foreign currency exchange rates. Organic sales contracted 22.3%. Even though year-over-year revenue at TS declined 10.8%, TS operating income margin improved year over year. As a result of the continued weakening in demand, the Company announced further cost reduction actions of $75 million; the aggregate cost reduction actions announced since the March quarter of fiscal 2008 is approximately $225 million. Management anticipates all actions to be completed by the end of September 2009 with the full benefit to be realized in the December quarter. For the first nine months of fiscal 2009, sales were down 6.1% year over year and organic sales were down 12.5% year over year.

Gross profit margin for the third quarter of fiscal 2009 was down 59 basis points year over year to 12.5% but was flat sequentially. Gross profit margin at EM was negatively impacted primarily by a combination of competitive pressure, geographic mix and customer mix in the Americas region. At TS, gross profit margin improved 32 basis points year over year. For the first nine months of fiscal 2009, consolidated gross profit margin was 12.7%, down 14 basis points, as compared to the first nine months of the prior fiscal year.

The declines in revenue at the Company’s most profitable regions, EM Americas and EM EMEA, resulted in a pronounced negative impact on operating income during the March quarter. Operating income was down 67% to $55.5 million as compared with $166.8 million in the third quarter of prior year. Operating income included restructuring, integration and other items totaling $32.7 million and $10.9 million, respectively, for the current quarter and prior year third quarter. The Company incurred an operating loss of $998.8 million for the first nine months of fiscal 2009, as compared with operating income of $539.8 million in the first nine months of the prior year. As further described below, the Company recognized goodwill and intangible asset impairment charges totaling $1.35 billion pre-tax in the second quarter of fiscal 2009. Excluding the impairment charges for the first nine months of fiscal 2009, the Company would have reported operating income of $350.1 million, representing a 35.1% decline as compared with the first nine months of the prior year.

Net income for the third quarter of fiscal 2009 was $18.0 million, or $0.12 per share, a decrease of 83% year over year. For the first nine months of fiscal 2009, the Company incurred a net loss of $1.09 billion, or $7.24 loss per share, which was the result of the impairment charges incurred in the second quarter of fiscal 2009 as noted above. The net loss for the first nine months of fiscal 2009 included a $21.7 million net tax benefit, or $0.14 per share, primarily related to the settlement of tax audits in Europe and included a tax benefit of only $34.1 million related to the impairment charges as substantially all of the impairment charges were not tax deductible.

The Company continues to focus on managing working capital, and as a result, working capital (defined as trade receivables plus inventory less accounts payable) declined $322.8 million sequentially and declined $401.4 million on a pro forma basis excluding the impact of acquisitions and changes in foreign currency exchange rates. The decline was primarily attributable to lower receivables. The Company generated $473.9 million of cash from operating activities during the third quarter of fiscal 2009 as compared with $156.4 million in the prior year third quarter. On a trailing twelve month basis through the third quarter of fiscal 2009, the Company generated cash from operating activities of $1.05 billion. Although the current economic environment has been challenging, the Company expects to continue to make strategic investments through acquisition activity to the extent the investments strengthen Avnet’s competitive position and meet management’s return on capital thresholds.

Sales

The table below presents sales for the Company and its operating groups and pro forma sales which include acquisitions as if they occurred on the first day of fiscal 2008.

					Pro forma
			Year-Year	Pro forma	Year-Year
	Q3-Fiscal ’09	Q3-Fiscal ’08	% Change	Q3-Fiscal ’08	% Change(1)
	(Thousands)

Avnet, Inc.	$3,700,836	$4,421,645	(16.3)%	$4,762,800	(22.3)%
EM	2,096,595	2,623,750	(20.1)	2,848,630	(26.4)
TS	1,604,241	1,797,895	(10.8)	1,914,170	(16.2)
EM
Americas	$761,532	$957,878	(20.5)%	$977,607	(22.1)%
EMEA	732,560	968,058	(24.3)	1,138,917	(35.7)
Asia	602,503	697,814	(13.7)	732,106	(17.7)
TS
Americas	$950,793	$1,069,505	(11.1)%	$1,069,505	(11.1)%
EMEA	517,866	614,597	(15.7)	727,555	(28.8)
Asia	135,582	113,793	19.2	117,110	15.8
Totals by Region
Americas	$1,712,325	$2,027,383	(15.5)%	$2,047,112	(16.4)%
EMEA	1,250,426	1,582,655	(21.0)	1,866,472	(33.0)
Asia	738,085	811,607	(9.1)	849,216	(13.1)

(1) Year-over-year percentage change is calculated based upon Q3 Fiscal 2009 sales compared to pro forma Q3 2008 sales as presented in the following table:

	Reported	Acquisition	Pro forma
	Sales	Sales	Sales
Q3 Fiscal ’08	(Thousands)

Avnet, Inc.	$4,421,645	$341,155	$4,762,800
EM	2,623,750	224,880	2,848,630
TS	1,797,895	116,275	1,914,170

Consolidated sales for the third quarter of fiscal 2009 were $3.70 billion, down 16.3%, or $720.8 million, from the prior year third quarter consolidated sales of $4.42 billion. Excluding the translation impact of changes in foreign currency exchange rates, sales decreased 10.5% year over year. On a pro forma basis, consolidated sales decreased 22.3% year over year.

EM sales of $2.10 billion in the third quarter of fiscal 2009 declined 20.1% over the prior year third quarter sales of $2.62 billion and declined 15.1% excluding the translation impact of changes in foreign currency exchange rates. The decline in revenue was most significant in the Americas and the EMEA regions as the global economic slowdown negatively impacted the broad industrial markets in these regions. Year-over-year sales were down 20.5%, 24.3% and 13.7% in the Americas, EMEA and Asia, respectively. The EMEA results were negatively impacted by the strengthening of the US dollar against the Euro during the third quarter of fiscal 2009 as compared with the prior year third quarter as the EMEA region sales declined 10.3% excluding the translation impact of changes in foreign currency exchange rates. Year-over-year organic sales in the Americas and Asia declined 22.1% and 17.7%, respectively. In the EMEA region, year-over-year organic sales declined 23.8% excluding the translation impact of changes in foreign exchange rates.

TS sales of $1.60 billion in the third quarter of fiscal 2009 were down 10.8% year over year and down 3.8% excluding the translation impact of changes in foreign currency exchange rates. Organic sales declined 16.2% year over year. Although still experiencing revenue contraction, the rate of year-over-year revenue decline at TS flattened out as compared with the December quarter. Year-over-year sales in the Americas and EMEA were down 11.1% and 15.7%, respectively, while Asia sales were up 19.2% as the recent expansion within China and acquisition in India are beginning to generate revenue. Excluding the impact of changes in foreign currency exchange rates, EMEA year-over-year revenue was up 2.3%. At a product level, TS hardware sales were down in all major categories, server sales were down and software and services were roughly flat year over year.

In response to the continued slowing in organic growth in both operating groups, management has announced additional actions to further reduce costs. See discussion under Selling, General and Administrative Expenses later in this MD&A.

Consolidated sales for the first nine months of fiscal 2009 were $12.46 billion, down 6.1%, as compared with sales of $13.27 billion in the first nine months of fiscal 2008. Both operating groups experienced further organic sales contraction in the third quarter of fiscal 2009 which resulted in the year-over-year decline for the first nine months. EM sales of $7.07 billion for the first nine months of fiscal 2009 were down 7.0% as compared with the first nine months of fiscal 2008. TS sales of $5.40 billion were down 4.9% as compared with the first nine months of fiscal 2008. The factors contributing to the decline in sales in both operating groups are consistent with the quarterly sales analysis discussed above.

Gross Profit and Gross Profit Margin

Consolidated gross profit for the third quarter of fiscal 2009 was $462.5 million, down $116.3 million, or 20.1%, over prior year third quarter primarily due to the decline in revenue. Gross profit margin of 12.5% declined 59 basis points over the prior year results, but remained flat sequentially. For EM, gross profit margin was down 100 basis points year over year as it was negatively impacted by the combination of competitive pressure, geographic mix and customer mix in the Americas region. TS gross profit margin was up 32 basis points year over year with both the Americas and EMEA regions contributing to the improvement. Consolidated gross profit and gross profit margin were $1.58 billion and 12.7%, respectively, for the first nine months of fiscal 2009 as compared with $1.70 billion and 12.8%, respectively, for the same period in the prior year. For the first nine months of fiscal 2009, EM gross profit margin decreased 43 basis points year over year and TS gross profit margin increased 29 basis points year over year.

Selling, General and Administrative Expenses

Selling, general and administrative expenses (“SG&A expenses”) were $407.0 million in the third quarter of fiscal 2009, a decrease of $5.0 million, or 1.2%, over the prior year quarter. SG&A expenses included restructuring, integration and other costs which amounted to $32.7 million pre-tax, $22.3 million after tax and $0.15 per share during the third quarter of fiscal 2009 as compared with $10.9 million pre-tax, $7.5 million after tax and $0.05 per share on a diluted basis in the prior year third quarter. Metrics that management monitors with respect to its operating expenses are SG&A expenses as a percentage of sales and as a percentage of gross profit. In the third quarter of fiscal 2009, SG&A expenses were 11.0% of sales and 88.0% of gross profit as compared with 9.3% and 71.2%, respectively, in the third quarter of fiscal 2008.

The Company has initiated significant cost reduction actions over the past four quarters in order to realign its expense structure with market conditions; however, the precipitous decline in revenue has more than offset the beneficial impact of the cost reduction actions undertaken to date. In the third quarter of prior year, the Company began to experience demand weakness and organic sales growth at both EM and TS continued to slow through the first quarter of fiscal 2009. In the second quarter of fiscal 2009, the Company experienced continued sales deceleration in both operating groups, particularly in November in the Asia region and in December in the Americas region. During the third quarter of fiscal 2009, end demand in the EM business deteriorated even further, in particular in EM Americas and EM EMEA which have been the Company’s most profitable regions. As a result of the declining market conditions through mid-March, the Company was undertaking actions to reduce costs by approximately $200 million on an annualized basis and expected such actions to be completed by the end of the June quarter. However, based upon third quarter results, the Company announced further actions to reduce annualized costs by an additional $25 million, bringing the aggregate annual cost reductions announced to approximately $225 million since March 2008. As of the end of the third quarter of fiscal 2009, management estimates that approximately $120 million in annualized cost savings have been achieved. The remaining cost reduction actions are anticipated to be complete by the end of September 2009 with the full benefit of the cost savings expected to be reflected in the December quarter of fiscal 2010.

SG&A expenses for the first nine months of fiscal 2009 were $1.23 billion, or 9.9% of consolidated sales, as compared with $1.16 billion, or 8.8% of consolidated sales, in the first nine months of the prior year. SG&A expenses were 77.8% and 68.3% of gross profit in the first nine months of fiscal 2009 and 2008, respectively.

Impairment Charges

During the second quarter of fiscal 2009, the Company recognized non-cash goodwill and intangible asset impairment charges totaling $1.35 billion pre-tax, $1.31 billion after tax and $8.72 per share.

In accordance with SFAS 142, Goodwill and Other Intangible Assets, the Company performs its annual goodwill impairment test on the first day of its fiscal fourth quarter. In addition, if and when events or circumstances change that would more likely than not reduce the fair value of any of its reporting units below its carrying value, an interim test would be performed. Since the end of September 2008, the Company’s market capitalization declined steadily, which was relatively in line with the decline in the overall market, and was significantly below book value during the second quarter due primarily to the global economic downturn’s impact on the Company’s performance and the turmoil in the equity markets. As a result of these events, the Company determined an interim impairment test was necessary and performed the interim test on all six of its reporting units as of December 27, 2008. Based on the test results, the Company determined that goodwill at four of its reporting units was impaired. Accordingly, during the second quarter of fiscal 2009, the Company recognized a non-cash goodwill impairment charge of $1.32 billion pre-tax, $1.28 billion after tax and $8.51 per share to write off all goodwill related to its EM Americas, EM Asia, TS EMEA and TS Asia reporting units. The non-cash charge had no impact on the Company’s compliance with debt covenants, its cash flows or available liquidity, but did have a material impact on its consolidated financial statements.

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

Operating Income (Loss)

During the third quarter of fiscal 2009, the Company had operating income of $55.5 million, down 66.7% as compared with operating income of $166.8 million in the prior year third quarter. Consolidated operating income margin was 1.5% as compared with 3.8% in the prior year third quarter. EM operating income declined 61.2% to $59.6 million and operating income margin of 2.8% was down 301 basis points from the third quarter of fiscal 2008. Although the cost reduction actions at EM provided the expected benefit to operating income, the accelerated decline in revenue in the Americas and EMEA regions was a significant factor in the year-over-year decline operating income in EM as these two regions, which are its most profitable regions, accounted for over 75% of the decline. TS operating income of $42.2 million, was up 2.0% year over year and operating income margin of 2.6% improved 33 basis points over the prior year third quarter. Corporate operating expenses were $13.6 million in the third quarter of fiscal 2009 as compared with $17.3 million in the third quarter of fiscal 2008. In addition, during the third quarter of fiscal 2009, restructuring, integration and other charges amounted to $32.7 million pre-tax, $22.3 million after tax and $0.15 per share as compared with $10.9 million pre-tax, $7.5 million and $0.05 per share on a diluted basis.

During the first nine months of fiscal 2009, the Company recorded an operating loss of $998.8 million including the non-cash impairment charges noted above totaling $1.35 billion for the first nine months of fiscal 2009 which significantly impacted the year-to-date operating results. Excluding the impairment charges, operating income for the first nine months of fiscal 2009 was $350.1 million, or 2.8% of consolidated sales, as compared with operating income of $539.8 million, or 4.1% of consolidated sales, in the first nine months of fiscal 2008. The 126 basis point decrease in operating income margin as compared with the first nine months of fiscal 2008 is similarly a function of factors discussed in the quarterly analysis.

Interest Expense and Other Income (Expense), net

Interest expense for the third quarter of fiscal 2009 was $17.6 million, down $1.1 million, or 5.8%, from interest expense of $18.7 million in the third quarter of fiscal 2008. Interest expense for the first nine months of fiscal 2009 was $51.9 million, down $3.0 million, or 5.4%, as compared with interest expense of $54.9 million for the first nine months of fiscal 2008. The year-over-year decrease in interest expense for the first nine months of fiscal 2009 was primarily the result of lower average short-term debt outstanding and lower short-term interest rates. See Financing Transactions for further discussion of the Company’s outstanding debt.

During the third quarter of fiscal 2009, the Company recognized $8.4 million in other expense as compared with other income of $6.2 million in the third quarter of the prior year. For the first nine months of fiscal 2009, the Company recognized $8.2 million in other expense as compared with other income of $21.8 million in the prior year. The year-over-year swing was primarily due to the negative impacts of foreign currency losses in fiscal 2009 as compared with income recognized in fiscal 2008 related to the earnings stream from the Company’s equity investment which was sold in April 2008, interest income and foreign currency exchange gains.

Gain on Sale of Assets

During the first nine months of fiscal 2008, the Company recognized a gain on sale of assets totaling $7.5 million pre-tax, $6.3 million after-tax and $0.04 per share on a diluted basis. In October 2007, the Company sold a building in the EMEA region and recognized a gain of $4.5 million pre- and after tax and $0.03 per share on a diluted basis. Due to local tax allowances, the gain on the building sale was not taxable. During that time period the Company also recognized a gain of $3.0 million pre-tax, $1.8 million after-tax and $0.01 per share on a diluted basis for the receipt of contingent purchase price proceeds related to a prior sale of a business.

Income Tax Provision

Avnet’s effective tax rate on its income before income taxes was 38.9% in the third quarter of fiscal 2009 as compared with 30.5% in the third quarter of fiscal 2008. The year-over-year increase in the effective tax rate was primarily driven by $4.5 million, or $0.03 per share, of additional tax reserves for contingencies related to a prior acquisition, partially offset by a tax benefit for interest on a tax settlement. For the first nine months of fiscal 2009 and 2008, the Company’s effective tax rate was 3.1% and 31.0%, respectively. During the first nine months of fiscal 2009, the Company recognized a net tax benefit of $21.7 million, or $0.14 per share, related primarily to the release of tax reserves due to the settlement of certain tax audits in Europe and also recognized a net tax benefit of $34.1 million related to the non-cash impairment charges, substantially all of which was not tax deductible. In the first nine months of prior year, the effective tax rate was positively impacted by a benefit from the non-taxable gain on sale of a building as previously described in Gain on Sale of Assets.

Net Income (Loss)

As a result of the operational performance and other factors described in the preceding sections of this MD&A, the Company’s consolidated net income for the third quarter of fiscal 2009 was $18.0 million, or $0.12 per share, as compared with $107.2 million, or $0.71 per share on a diluted basis, in the prior year third quarter. For the first nine months of fiscal 2009, the Company recognized a net loss of $1.09 billion, or $7.24 per share, including the goodwill impairment charge noted above, as compared with net income of $355.0 million, or $2.33 per share on a diluted basis for the first nine months of fiscal 2008.

LIQUIDITY AND CAPITAL RESOURCES

Cash Flow

Cash Flow from Operating Activities

During the third quarter and first nine months of fiscal 2009, the Company generated $473.9 million and $788.1 million, respectively, of cash and cash equivalents from its operating activities as compared with $156.4 million and $196.4 million, respectively, in the third quarter and first nine months of fiscal 2008. These results are comprised of: (1) cash flow generated from net income excluding non-cash and other reconciling items, which includes the add-back of depreciation and amortization, deferred income taxes, stock-based compensation, non-cash impairment charges, and other non-cash items (primarily the provision for doubtful accounts and periodic pension costs) and (2) cash flow generated from a reduction of working capital, excluding cash and cash equivalents. Cash generated from working capital during the third quarter of fiscal 2009 was the result of $583.1 million reduction of receivables, a $197.4 million reduction in inventory; both of which were partially offset by payments on accounts payable ($374.3 million). For the trailing twelve months, the Company has generated over $1 billion of cash from operating activities which was primarily a result of effective working capital management where working capital was reduced to align with declining revenues. During the first nine months of fiscal 2009, working capital velocity was just over six times despite the significant decline in revenues. In addition, although receivable days have increased just over two days as compared with the prior year third quarter, the Company has not experienced any significant changes in delinquencies.

Comparatively, the working capital outflow in the third quarter of fiscal 2008 consisted of collection of receivables ($479.2 million) offset by cash used for inventories ($48.3 million), accounts payable ($318.0 million) and other items ($97.9 million). For TS, cash collections during the third quarter of fiscal 2008 of its seasonally strong December quarter sales more than offset the settlement of payables and accruals. At EM, receivable and inventory grew but were offset by an increase in its payables balances. The increase in EM inventory was primarily due to the lower than expected revenue performance for the quarter.

Cash Flow from Financing Activities

The Company utilized cash of $320.1 million and $329.3 million related to net repayments of notes and bank credit facilities during the third quarter and first nine months of fiscal 2009, respectively. In March 2009, $298.1 million of the 2% Convertible Senior Debentures due March 15, 2034 (the “Debentures”) were put back to the Company. As a result of the substantial cash generation from operating activities during the quarter, the Company was able to use cash on hand to settle the $298.1 million of Debentures principal plus accrued interest. During the third quarter and first nine months of fiscal 2008, the Company paid $81.3 million and $21.1 million, respectively, for net debt repayments for foreign bank facilities.

Cash Flow from Investing Activities

The Company used $97.1 million of cash related to acquisitions during the third quarter of fiscal 2009 and used $309.9 million for acquisitions during the first nine months of fiscal 2009. Also, during the third quarter and first nine months of fiscal 2009, the Company utilized $39.7 million and $89.3 million, respectively, of cash for capital expenditures related to system development costs, computer hardware and software as well as expenditures related to warehouse construction costs. During the third quarter and first nine months of fiscal 2008, the Company used $97.0 million and $349.7 million, respectively, of cash for acquisitions. Other investing activities in fiscal 2008 included capital expenditures primarily for system development costs, computer hardware and software.

Capital Structure and Contractual Obligations

The following table summarizes the Company’s capital structure as of the end of the third quarter of fiscal 2009 with a comparison to fiscal 2008 year-end:

	March 28,	% of Total	June 28,	% of Total
	2009	Capitalization	2008	Capitalization
	(Dollars in thousands)

Short-term debt	$97,062	2.6%	$43,804	0.8%
Long-term debt	942,700	24.9	1,181,498	22.1

Total debt	1,039,762	27.5	1,225,302	22.9
Shareholders’ equity	2,747,087	72.5	4,134,691	77.1

Total capitalization	$3,786,849	100.0	$5,359,993	100.0

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

Financing Transactions

The Company has a five-year $500.0 million unsecured revolving credit facility (the “Credit Agreement”) with a syndicate of banks which expires in September 2012. Under the Credit Agreement, the Company may elect from various interest rate options, currencies and maturities. As of the end of the third quarter of fiscal 2009, there were $31.5 million in borrowings outstanding under the Credit Agreement included in “other long-term debt” in the consolidated financial statements. In addition, there were $1.5 million in letters of credit issued under the Credit Agreement which represent a utilization of the Credit Agreement capacity but are not recorded in the consolidated balance sheet as the letters of credit are not debt. As of the end of fiscal 2008, there were $19.7 million in borrowings outstanding and $24.3 million in letters of credit issued under the Credit Agreement.

The Company has a $450 million accounts receivable securitization program (the “Securitization Program”) with a group of financial institutions that allows the Company to sell, on a revolving basis, an undivided interest in eligible receivables while retaining a subordinated interest in a portion of the receivables. The Securitization Program does not qualify for sale accounting and has a one year term that expires in August 2009. There were no borrowings outstanding under the Securitization Program at March 28, 2009.

Substantially all of the 2% Debentures were put to the Company by holders of the Debentures who exercised their right to require the Company to purchase the Debentures for cash on March 15, 2009 at the Debentures’ full principal amount plus accrued and unpaid interest. As a result of the substantial cash generation from operating activities during the third quarter of fiscal 2009, the Company paid $298.1 million plus accrued interest using cash on hand. The remaining $1.9 million of the Debentures that were not put to the Company in March were repaid on April 30, 2009 and, as a result, were classified as short-term debt as of March 28, 2009.

In addition to its primary financing arrangements, the Company has several small lines of credit in various locations globally to fund the short-term working capital, foreign exchange, overdraft and letter of credit needs of its wholly owned subsidiaries in Europe, Asia and Canada. Avnet generally guarantees its subsidiaries’ debt under these facilities.

Covenants and Conditions

The Securitization Program discussed previously requires the Company to maintain certain minimum interest coverage and leverage ratios as defined in the Credit Agreement (see discussion below) in order to continue utilizing the Securitization Program. The Securitization Program also contains certain covenants relating to the quality of the receivables sold. If these conditions are not met, the Company may not be able to borrow any additional funds and the financial institutions may consider this an amortization event, as defined in the agreement, which would permit the financial institutions to liquidate the accounts receivables sold to cover any outstanding borrowings. Circumstances that could affect the Company’s ability to meet the required covenants and conditions of the Securitization Program include the Company’s ongoing profitability and various other economic, market and industry factors. Management does not believe that the covenants under the Securitization Program limit the Company’s ability to pursue its intended business strategy or future financing needs. The Company was in compliance with all covenants of the Securitization Program at March 28, 2009.

The Credit Agreement discussed in Financing Transactions contains certain covenants with various limitations on debt incurrence, dividends, investments and capital expenditures and also includes financial covenants requiring the Company to maintain minimum interest coverage and leverage ratios, as defined. Management does not believe that the covenants in the Credit Agreement limit the Company’s ability to pursue its intended business strategy or future financing needs. The Company was in compliance with all covenants of the Credit Agreement as of March 28, 2009.

See Liquidity below for further discussion of the Company’s availability under these various facilities.

Liquidity

The Company had total borrowing capacity of $950.0 million at March 28, 2009 under the Credit Agreement and the Securitization Program. There were $31.5 million in borrowings outstanding and $1.5 million in letters of credit issued under the Credit Agreement resulting in $917.0 million of net availability at the end of the third quarter of fiscal 2009. The Company also had $685.7 million of cash and cash equivalents at March 28, 2009.

During the first nine months of fiscal 2009, the Company utilized approximately $309.9 million of cash and cash equivalents, net of cash acquired, for acquisitions. Although the markets have continued to be challenging, the Company expects to continue to make strategic investments through acquisition activity to the extent the investments strengthen Avnet’s competitive position and meet management’s return on capital thresholds.

The Company has no other significant financial commitments outside of normal debt and lease maturities discussed in Capital Structure and Contractual Obligations. Management believes that Avnet’s borrowing capacity, its current cash availability and the Company’s expected ability to generate operating cash flows are sufficient to meet its projected financing needs. Generally, the Company is more likely to utilize operating cash flows for working capital requirements during a high growth period in the electronic component and computer products industry. During the first nine months of fiscal 2009, the Company experienced weakening demand, as previously discussed in this MD&A. As a result of the Company’s continued focus on managing working capital, the Company generated $473.9 million and $788.1 million of cash from operating activities during the third quarter and first nine months of fiscal 2009, respectively. Management currently expects to continue to generate cash from operating activities in the near future due in part to management’s expectation that demand will continue to weaken over the next couple of quarters.

As previously mentioned, the 2% Debentures were put to the Company by holders of the Debentures who exercised their right to require the Company to purchase the Debentures for cash on March 15, 2009 at the Debentures’ full principal amount plus accrued and unpaid interest. As a result of the substantial cash generation from operating activities during the third quarter of fiscal 2009, the Company paid $298.1 million plus accrued interest using cash on hand. The remaining $1.9 million of Debentures that were not put to the Company in March were paid on April 30, 2009 and, as a result, were classified as short-term debt as of March 28, 2009.

The following table highlights the Company’s liquidity and related ratios as of the end of the third quarter of fiscal 2009 with a comparison to the fiscal 2008 year-end:

COMPARATIVE ANALYSIS — LIQUIDITY
(Dollars in millions)

	March 28,	June 28,	Percentage
	2009	2008	Change

Current Assets	$5,082.9	$5,971.1	(14.9)%
Quick Assets	3,346.1	4,007.9	(16.5)
Current Liabilities	2,421.4	2,779.6	(12.9)
Working Capital(1)	2,661.5	3,191.5	(16.6)
Total Debt	1,039.8	1,225.3	(15.1)
Total Capital (total debt plus total shareholders’ equity)	3,786.8	5,360.0	(29.4)
Quick Ratio	1.4:1	1.4:1
Working Capital Ratio	2.1:1	2.1:1
Debt to Total Capital	27.5%	22.9%

(1)	This calculation of working capital is defined as current assets less current liabilities.

The Company’s quick assets (consisting of cash and cash equivalents and receivables) decreased 16.5% from June 28, 2008 to March 28, 2009 primarily due to collections of receivables. Current assets declined 14.9% due to the collection of receivables and a decline in inventory. Current liabilities declined 12.9% primarily due to payments of accounts payable which is consistent with the decline in inventory levels. As a result of the factors noted above, total working capital decreased by 16.6% during the first nine months of fiscal 2009. Total debt decreased by 15.1% since the end of fiscal 2008 primarily due to the extinguishment of $298.1 million of the 2% Debentures. Total capital decreased 29.4% since the end of fiscal 2008 and the debt to capital ratio increased to 27.5% primarily as a result of the non-cash impairment charges recognized in the second quarter of fiscal 2009 as discussed previously in this MD&A.

Recently Issued Accounting Pronouncements

In April 2009, the Financial Accounting Standards Board (“FASB”) issued FSP 141R-1, Accounting for Assets Acquired and Liabilities Assumed in a Business Combination that Arise from Contingencies” (“FSP 141R”). FSP 141R-1 amends and clarifies SFAS 141R to address application issues associated with initial recognition and measurement, subsequent measurement and accounting, and disclosure of assets and liabilities arising from contingencies in a business combination. FSP 141R-1 is effective beginning in the Company’s fiscal year 2010. The adoption of FSP 141R-1 is not expected to have a material impact on the Company’s consolidated financial statements.

In April 2009, the FASB issued FSP FAS 107-1, APB 28-1, Interim Disclosures about Fair Value of Financial Instruments, (“FSP 107-1, 28-1”). FSP 107-1, 28-1 requires disclosure about fair value of financial instruments in interim financial statements in order to provide more timely information about the effects of current market conditions on financial instruments. FSP 107-1, 28-1 is effective beginning the Company’s first interim period of fiscal 2010. The adoption of this FSP is not expected to have a material impact on the Company’s consolidated financial statements.

In May 2008, the FASB issued FSP Accounting Principles Board 14-1 Accounting for Convertible Debt Instruments That May Be Settled in Cash upon Conversion (Including Partial Cash Settlement) (“FSP APB 14-1”). FSP APB 14-1 requires the issuer of certain convertible debt instruments that may be settled in cash (or other assets) on conversion to separately account for the liability (debt) and equity (conversion option) components of the instrument in a manner that reflects the issuer’s non-convertible debt borrowing rate. FSP APB 14-1 is effective for fiscal years beginning after December 15, 2008 on a retrospective basis, and as such, will be effective beginning in the Company’s fiscal year 2010. As of April 30, 2009, the 2% Senior Debentures, to which this pronouncement would have applied, were extinguished. Therefore, the adoption of FSP APB 14-1 will not have an impact on the Company’s fiscal 2010 consolidated financial statements; however, it will have an impact on its previously reported consolidated financial statements due to the required retrospective application in periods when the Debentures were outstanding.

In March 2008, the FASB issued Statement of Financial Accounting Standards (“SFAS”) No. 161 Disclosures about Derivative Instruments and Hedging Activities — an amendment of FASB Statement No. 133 (“SFAS 161”). SFAS 161 requires enhanced disclosures about the objectives of derivative instruments and hedging activities, the method of accounting for such instruments under SFAS 133 and its related interpretations, and a tabular disclosure of the effects of such instruments and related hedged items on an entity’s financial position, financial performance and cash flows. SFAS 161 is effective for periods beginning after November 15, 2008, and as such, will be effective beginning in the Company’s third quarter of fiscal year 2009. The adoption of SFAS 161 did not have a material impact on the Company’s consolidated financial statements.

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

See Liquidity and Capital Resources — Financing Transactions appearing in Item 2 of this Form 10-Q for further discussion of the Company’s financing facilities and capital structure. As of March 28, 2009, 83% of the Company’s debt bears interest at a fixed rate and 17% of the Company’s debt bears interest at variable rates. Therefore, a hypothetical 1.0% (100 basis point) increase in interest rates would result in a $0.4 million impact on income before income taxes in the Company’s consolidated statement of operations for the quarter ended March 28, 2009.

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

During the third quarter of fiscal 2009, there were no changes to the Company’s internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

The discussion of Avnet’s business and operations should be read together with the risk factors contained in Item 1A of its 2008 Annual Report on Form 10-K, filed with the Securities and Exchange Commission, which describe various risks and uncertainties to which the Company is or may become subject. These risks and uncertainties have the potential to affect Avnet’s business, financial condition, results of operations, cash flows, strategies or prospects in a material and adverse manner. As of March 28, 2009, there have been no material changes to the risk factors set forth in the Company’s 2008 Annual Report on Form 10-K, other than as presented below:

The current global economic downturn has affected the Company’s financial results and management can offer no assurance that these conditions either will improve in the near future or will not worsen.

Beginning with the third quarter of fiscal 2008, the Company’s financial results were negatively impacted by the global economic slowdown as it experienced a rapid decline in end market demand in first in its Technology Solutions operating group and then in its Electronics Marketing operating group. Deterioration in the financial and credit markets heightens the risk of reduced corporate spending on information technology, and continued market weakness may result in a more competitive environment and lower sales. Although management will continue to take corrective action to better align our cost structure with current market conditions, the benefits from these cost reductions may take longer to fully realize or otherwise may not fully mitigate the impact of the reduced demand in the electronics supply chain.

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

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

The following table includes the Company’s monthly purchases of common stock during the third quarter ended March 28, 2009:

				Maximum Number
				(or Approximate
			Total Number of	Dollar Value) of
			Shares Purchased	Shares That May
	Total Number		as Part of Publicly	Yet Be Purchased
	of Shares	Average Price	Announced Plans or	Under the Plans or
Period	Purchased	Paid per Share	Programs	Programs

January	7,900	$17.72	—	—

February	8,800	$20.79	—	—

March	8,900	$16.91	—	—

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

Date: May 5, 2009