Form 10-K
period 2009-06-27
AVNET INC
filed 2009-08-25
CIK 8858

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-K

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended June 27, 2009
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

Indicate by checkmark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ☐     No ☑

The aggregate market value (approximate) of the registrant’s common equity held by non-affiliates based on the closing price of a share of the registrant’s common stock for New York Stock Exchange composite transactions on December 27, 2008 (the last business day of the registrant’s most recently completed second fiscal quarter) — $2,618,350,235.

As of July 31, 2009, the total number of shares outstanding of the registrant’s Common Stock was 151,082,839 shares, net of treasury shares.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the registrant’s definitive proxy statement (to be filed pursuant to Reg. 14A) relating to the Annual Meeting of Shareholders anticipated to be held on November 5, 2009 are incorporated herein by reference in Part III of this Report.

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

Organizational Structure

Avnet has two primary operating groups — Electronics Marketing (“EM”) and Technology Solutions (“TS”). Both operating groups have operations in each of the three major economic regions of the world: the Americas; Europe, the Middle East and Africa (“EMEA”); and Asia/Pacific, consisting of Asia, Australia and New Zealand (“Asia” or “Asia/Pac”). Each operating group has its own management team led by a group president and includes regional presidents and senior executives within the operating group who manage the various functions within the businesses. Each operating group also has distinct financial reporting that is evaluated at the corporate level on which operating decisions and strategic planning for the Company as a whole are made. Divisions exist within each operating group that serve primarily as sales and marketing units to further streamline the sales and marketing efforts within each operating group and enhance each operating group’s ability to work with its customers and suppliers, generally along more specific product lines or geographies. However, each division relies heavily on the support services provided by each operating group as well as centralized support at the corporate level.

Avnet’s operating groups and their sales are as follows:

	Fiscal 2009	Percentage
Region	Sales	of Sales
	(Millions)

EM Americas	$3,288.3	20.3%
EM EMEA	3,026.5	18.6
EM Asia	2,878.0	17.7

Total EM	9,192.8	56.6

TS Americas	4,283.9	26.4
TS EMEA	2,241.9	13.8
TS Asia	511.3	3.2

Total TS	7,037.1	43.4

Total Avnet	$16,229.9	100.0%

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

EM Supply Chain Services

EM Supply Chain Services provides end-to-end solutions focused on OEMs, EMS providers and electronic component manufacturers, enabling them to optimize supply chains on a local, regional or global basis. By combining internal competencies in global warehousing and logistics, finance, information technology, and asset management with its global footprint and extensive partner relationships, EM’s Supply Chain Services develop a deeper level of engagement with its customers. These customers can continuously manage their supply chains to meet the demands of a competitive environment globally without a commensurate investment in physical assets. With proprietary planning tools and a variety of inventory management solutions, EM can provide unique solutions that meet a customer’s just-in-time requirements in a variety of scenarios including lean manufacturing, demand flow and outsourcing.

Each of EM’s regions has sales and marketing divisions that generally focus on a specific customer segment, particular product lines or a specific geography. The divisions offer one of the industry’s broadest line cards and convenient one-stop shopping with an emphasis on responsiveness, engineering support, on-time delivery and quality. Certain specialty services are made available to the individual divisions through common support service units. EM Americas addresses the needs of its customers and suppliers through focused channels to service small- to medium-sized customers, global customers, defense and aerospace customers and contract manufacturers. In EMEA, divisions which are organized by semiconductors, IP&E products and supply chain services address customers on both a pan-European and regional basis. EM EMEA does business in over 40 European countries, and over 10 countries in the Middle East and Africa. EM Asia goes to market with sales and marketing divisions within China, South Asia, Taiwan and Japan.

Technology Solutions

TS markets and sells mid- to high-end servers, data storage, software, and the services required to implement these products and solutions to the VAR channel. TS also focuses on the worldwide OEM market for computing technology, system integrators and non-PC OEMs that require embedded systems and solutions including engineering, product prototyping, integration and other value-added services. As a global technology sales and marketing organization, TS has dedicated sales and marketing divisions focused on specific customer segments including OEMs, independent software vendors, system builders, system integrators and VARs.

TS divisions fall within two primary product solutions groups around the globe:

Enterprise Solutions

With VARs as their customers, these businesses focus on the global value-added distribution of enterprise computing systems, software, storage, services and complex solutions from the world’s foremost technology manufacturers. These businesses also provide complementary logistics, financial, marketing, sales and technical services, including engineering support, systems integration and configurations.

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

Foreign Operations

As noted in the operating group discussions, Avnet has significant operations in all three major economic regions of the world: the Americas, EMEA and Asia /Pacific. The percentage of Avnet’s consolidated sales by region is presented in the following table:

	Percentage of Sales for Fiscal Year
Region	2009	2008	2007

Americas	47%	48%	50%
EMEA	32	33	31
Asia/Pac	21	19	19

	100%	100%	100%

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

Acquisitions

Avnet has historically pursued a strategic acquisition program to grow its geographic and market coverage in world markets for electronic components and computer products. This program was a significant factor in Avnet becoming one of the largest industrial distributors of such products worldwide. Avnet expects to continue to pursue strategic acquisitions as part of its overall growth strategy, with its focus likely directed primarily at smaller targets in markets where the Company is seeking to expand its market presence, increase its scale and scope and / or increase its product or service offerings.

During fiscal 2009 and 2008, the Company completed the following acquisitions:

Approximate
	Operating		Annual
Acquired Business	Group	Region	Revenue(1)	Acquisition Date

Fiscal 2009
Abacus Group plc	EM	EMEA	$400 million	01/20/09
Nippon Denso Industry Co., Ltd	EM	Asia/Pac	$140 million	12/29/08
Ontrack Solutions Pvt. Ltd.	TS	Asia/Pac	$13 million	07/31/08
Source Electronics Corporation	EM	Americas	$82 million	06/30/08
Horizon Technology Group plc	TS	EMEA	$400 million	06/30/08
Fiscal 2008
Azzurri Technology	EM	EMEA	$100 million	03/31/08
YEL Electronics Hong Kong Ltd.	EM	Asia/Pac	$200 million	12/31/07
Division of Acal plc Ltd.	TS	EMEA	$200 million	12/17/07
ChannelWorx	TS	Asia/Pac	$30 million	10/31/07
Betronik GmbH	EM	EMEA	$40 million	10/31/07
Division of Magirus Group	TS	EMEA	$500 million	10/06/07
Flint Distribution Ltd.	EM	EMEA	$40 million	07/05/07

(1)	Represents the approximate annual revenue for the acquired businesses’ most recent fiscal year end prior to acquisition by Avnet (and based upon average foreign currency exchange rates for those periods)

Major Products

One of Avnet’s competitive strengths is the breadth and quality of the suppliers whose products it distributes. IBM products accounted for approximately 15%, 14% and 14% of the Company’s consolidated sales during fiscal 2009, 2008 and 2007, respectively, and was the only supplier from which sales of its products exceeded 10% of consolidated sales. Listed in the table below are the major product categories and the Company’s approximate sales of each during the past three fiscal years:

	Years Ended
	June 27,	June 28,	June 30,
	2009	2008	2007
	(Millions)

Semiconductors	$8,324.0	$9,561.2	$9,176.4
Computer products	6,393.4	6,925.5	5,337.8
Connectors	735.2	713.9	571.3
Passives, electromechanical and other	777.3	752.1	595.6

	$16,229.9	$17,952.7	$15,681.1

The Company has more than 300 locations worldwide, as well as a limited number of instances where Avnet-owned product is stored in customer facilities. Some of these locations contain sales, warehousing and administrative functions for multiple sales and marketing units. Avnet sells to customers in more than 70 countries.

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

Number of Employees

At June 27, 2009, Avnet had approximately 12,900 employees.

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

The current global economic downturn has affected the Company’s financial results and management can offer no assurance that the effect of these conditions either will improve in the near future or will not worsen.

Beginning with the third quarter of fiscal 2008, the Company’s financial results were impacted negatively by the global economic slowdown as Avnet experienced a rapid decline in end market demand, first in its Technology Solutions operating group and then in its Electronics Marketing operating group. Deterioration in the financial and credit markets heighten the risk of reduced corporate spending on information technology, and continued market weakness may result in a more competitive environment and lower sales. Even though management takes action to better align the Company’s cost structure with current market conditions, the benefits from these cost reductions may take longer to fully realize or otherwise may not fully mitigate the impact of the reduced demand in the technology supply chain.

An industry down-cycle in semiconductors could significantly affect the Company’s operating results as a large portion of revenues comes from sales of semiconductors, which has been a highly cyclical industry.

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

One of the Company’s competitive strengths is the breadth and quality of the suppliers whose products the Company distributes. However, sales of products and services from one of the Company’s suppliers, IBM, accounted for approximately 15% of the Company’s consolidated sales in fiscal year 2009. Management expects IBM products and services to continue to account for roughly a similar percentage of the Company’s consolidated sales in fiscal year 2010. The Company’s contracts with its suppliers, including those with IBM, vary in duration and are generally terminable by either party at will upon notice. To the extent IBM or other primary suppliers significantly reduce their volume of business with the Company in the future, the Company’s business and relationships with its customers could be materially, adversely affected because its customers depend on the Company’s distribution of electronic components and computer products from the industry’s leading suppliers. In addition, to the extent that any of the Company’s key suppliers modify the terms of their contracts including, without limitation, the terms regarding price protection, rights of return, rebates or other terms that protect the Company’s gross margins, it could materially and adversely affect the Company’s results of operations, financial condition or liquidity.

Declines in the value of the Company’s inventory or unexpected order cancellations by the Company’s customers could materially, adversely affect its business, results of operations, financial condition or liquidity.

The electronic components and computer products industries are subject to rapid technological change, new and enhanced products and evolving industry standards, which can contribute to a decline in value or obsolescence of inventory. During an industry and/or economic downturn, it is possible that prices will decline due to an oversupply of products and, as a result of the price declines, there may be greater risk of declines in inventory value. Although it is the policy of many of the Company’s suppliers to offer distributors like Avnet certain protections from the loss in value of inventory (such as price protection and limited rights of return), the Company cannot be assured that such policies will fully compensate for the loss in value, or that the vendors will choose to, or be able to, honor such agreements, some of which are not documented and therefore subject to the discretion of the vendor. In addition, the Company’s sales are typically made pursuant to individual purchase orders, and the Company generally does not have long-term supply arrangements with its customers. Generally, the Company’s customers may cancel orders 30 days prior to shipment with minimal penalties. The Company cannot be assured that unforeseen new product developments, declines in the value of the Company’s inventory or unforeseen order cancellations by its customers will not materially and adversely affect the Company’s business, results of operations, financial condition or liquidity.

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

During fiscal year 2009, 2008 and 2007, approximately 53%, 52% and 50%, respectively, of the Company’s sales came from its operations outside the United States. As a result of the Company’s foreign sales and locations, those in emerging and developing economies in particular, the Company’s operations are subject to a variety of risks that are specific to international operations, including, but not limited to, the following:

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

The potential criminal penalties for violations of export regulations and anti-corruption laws, particularly the U.S. Foreign Corrupt Practices Act, create heightened risks for the Company’s international operations. In the event that a governing regulatory body determined that the Company had violated applicable export regulations or anti-corruption laws, the Company could be fined significant sums, incur sizable legal defense costs and/or its export capabilities could be restricted, which could have a material adverse effect on the Company’s business. While the Company has and will continue to adopt measures designed to ensure compliance with these laws, the Company cannot be assured that such measures will be adequate or that its business will not be materially impacted in the event of an alleged violation.

The Company’s acquisition strategy may not produce the expected benefits, which may adversely affect the Company’s results of operations.

Avnet historically has pursued a strategic acquisition program to grow its global markets for electronic and computer products. That program has enabled Avnet to solidify and maintain its leadership position in the marketplace. During fiscal 2009, Avnet completed five acquisitions. Risks and uncertainties are inherent in the mergers and acquisition process in that such activities may divert management’s attention from existing business operations. In addition, the Company may not be successful in integrating the acquired businesses or the integration may be more difficult, costly or time-consuming than anticipated. Consequently, the Company may experience disruptions that could, depending on the size of the acquisition, have a material adverse effect on its business. Furthermore, the Company may not realize all of the anticipated benefits from its acquisitions, which could adversely affect the Company’s financial performance.

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

The Company may need to satisfy its cash needs through external financing. However, external financing may not be available on acceptable terms or at all. As of June 27, 2009, Avnet had total debt outstanding of $969.9 million under various notes and committed and uncommitted lines of credit with financial institutions. The Company needs cash to make interest payments on, and to refinance, this indebtedness and for general corporate purposes, such as funding its ongoing working capital and capital expenditure needs. Under the terms of any external financing, the Company may incur higher than expected financing expenses and become subject to additional restrictions and covenants. Any material increase in the Company’s financing costs could have a material adverse effect on its profitability.

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

As a result of these covenants and restrictions, the Company may be limited in the future in how it conducts its business and may be unable to raise additional debt, compete effectively or make further investments.

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

The Company owns and leases approximately 1,303,000 and 3,873,000 square feet of space, respectively, of which approximately 36% is located in the United States. The following table summarizes certain of the Company’s key facilities.

	Sq.	Leased or
Location	Footage	Owned	Primary Use

Chandler, Arizona	399,000	Owned	EM warehousing and value-added operations
Tongeren, Belgium	388,000	Owned	EM and TS warehousing and value-added operations
Poing, Germany	423,000	Leased	EM warehousing, value-added operations and offices
Chandler, Arizona	231,000	Leased	TS warehousing, integration and value-added operations
Tsuen Wan, Hong Kong	181,000	Leased	EM warehousing and value-added operations
Phoenix, Arizona	176,000	Leased	Corporate and EM headquarters
Tempe, Arizona	132,000	Leased	TS headquarters
Nogales, Mexico	124,000	Leased	EM warehousing and value-added operations

Item 3.	Legal Proceedings

As a result primarily of certain former manufacturing operations, Avnet has incurred and may have future liability under various federal, state and local environmental laws and regulations, including those governing pollution and exposure to, and the handling, storage and disposal of, hazardous substances. For example, under the Comprehensive Environmental Response, Compensation and Liability Act of 1980, as amended (“CERCLA”) and similar state laws, Avnet is and may be liable for the costs of cleaning up environmental contamination on or from certain of its current or former properties, and at off-site locations where the Company disposed of wastes in the past. Such laws may impose joint and several liabilities. Typically, however, the costs for cleanup at such sites are allocated among potentially responsible parties based upon each party’s relative contribution to the contamination, and other factors.

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

Market price per share

The Company’s common stock is listed on the New York Stock Exchange under the symbol AVT. Quarterly high and low sales prices (as reported for the New York Stock Exchange composite transactions) for the last two fiscal years were:

	2009		2008
Fiscal Quarters	High	Low	High	Low

1st	$31.00	$24.20	$44.33	$34.34
2nd	24.63	12.10	43.75	32.99
3rd	20.93	15.40	36.74	29.43
4th	23.51	17.22	34.12	26.19

The Company has not paid dividends since fiscal 2002 and does not currently contemplate any future dividend payments.

Record Holders

As of July 31, 2009, there were approximately 3,358 holders of record of Avnet’s common stock.

Equity Compensation Plan Information as of June 27, 2009

Number of Securities
	Number of Securities			Remaining Available for
	to be Issued Upon		Weighted-Average	Future Issuance Under Equity
	Exercise of		Exercise Price of	Compensation Plans
	Outstanding Options,		Outstanding Options,	(Excluding Securities
Plan Category	Warrants and Rights		Warrants and Rights	Reflected in Column (a))
	(a)		(b)	(c)

Equity compensation plans approved by security holders(1)	5,317,885	(2)	$21.06	2,530,617	(3)

(1)	Options assumed through acquisitions accounted for as purchases are excluded from (2) below. The outstanding balance of acquired options was 3,434 (column (a)) with a related weighted average exercise price of $39.12 (column (b)).

(2)	Includes 3,878,372 of options outstanding and 1,139,243 stock incentive shares and 296,836 performance shares awarded but not yet delivered and excludes options assumed through acquisitions as noted in (1). Included in the performance shares is the number of shares anticipated to be issued in the first quarter of fiscal 2010 relating to the level of achievement reached under the 2007 performance share program which ended June 27, 2009 (see Note 12 in the Notes to Consolidated Financial Statements included in Item 15 of this Report)

(3)	Does not include 188,204 shares available for future issuance under the Employee Stock Purchase Plan, which is a non-compensatory plan.

Stock Performance Graphs and Cumulative Total Returns

The graph below compares the cumulative 5-year total return of holders of Avnet, Inc.’s common stock with the cumulative total returns of the S&P 500 index, and a customized peer group of six companies that includes: Arrow Electronics, Inc., Bell Microproducts, Inc., Ingram Micro, Inc., Jaco Electronics, Inc., Nu Horizons Electronics Corp. and Tech Data Corp. The graph tracks the performance of a $100 investment in Avnet’s common stock, in the peer group, and the index (with the reinvestment of all dividends) from July 2, 2004 to June 27, 2009.

COMPARISON OF 5 YEAR CUMULATIVE TOTAL RETURN
Among Avnet, Inc., The S&P 500 Index
And A Peer Group

*	$100 invested on 7/2/04 in stock or 6/30/04 in index, including reinvestment of dividends. Index calculated on month-end basis.

Copyright© 2009 S&P, a division of The McGraw-Hill Companies Inc. All rights reserved.

	07/2/04	07/2/05	07/1/06	06/30/07	06/28/08	06/27/09
Avnet, Inc.	100.00	108.66	95.79	189.67	131.82	102.97
S&P 500	100.00	106.32	115.50	139.28	121.01	89.29
Peer Group	100.00	106.32	119.70	138.13	110.73	94.22

The stock price performance included in this graph is not necessarily indicative of future stock price performance.

Issuer Purchases of Equity Securities

The following table includes the Company’s monthly purchases of common stock during the fourth quarter ended June 27, 2009:

				Maximum Number (or
			Total Number of	Approximate Dollar
	Total		Shares Purchased as	Value) of Shares That
	Number of		Part of Publicly	may yet be Purchased
	Shares	Average Price	Announced Plans or	Under the Plans or
Period	Purchased	Paid per Share	Programs	Programs

April	8,300	$18.32	—	—
May	7,900	$22.43	—	—
June	8,200	$22.14	—	—

The purchases of Avnet common stock noted above were made on the open market to obtain shares for purchase under the Company’s Employee Stock Purchase Plan. None of these purchases were made pursuant to a publicly announced repurchase plan and the Company does not currently have a stock repurchase plan in place.

Item 6.	Selected Financial Data

	Years Ended
	June 27,		June 28,		June 30,		July 1,		July 2,
	2009		2008		2007		2006		2005
	(Millions, except for per share and ratio data)

Income:
Sales	$16,229.9		$17,952.7		$15,681.1		$14,253.6		$11,066.8
Gross profit	2,023.0		2,313.7		2,048.6		1,839.0	(d)	1,459.0
Operating income (loss)	(1,019.3	)(a)	710.4	(b)	678.3	(c)	433.1	(d)	321.3
Income tax provision	39.4	(a)	209.9	(b)	193.5	(c)	111.6	(d)	71.5
Net income (loss)	(1,122.5	)(a)	499.1	(b)	393.1	(c)	204.5	(d)	168.2
Financial Position:
Working capital(e)	2,688.4		3,191.5		2,711.8		2,029.1		2,065.4
Total assets	6,273.5		8,200.1		7,355.1		6,215.7		5,098.2
Long-term debt	946.6		1,181.5		1,156.0		918.8		1,183.2
Shareholders’ equity	2,760.9		4,134.7		3,400.6		2,831.2		2,097.0
Per Share:
Basic earnings (loss)	(7.44	)(a)	3.32	(b)	2.65	(c)	1.40	(d)	1.39
Diluted earnings (loss)	(7.44	)(a)	3.27	(b)	2.63	(c)	1.39	(d)	1.39
Book value	18.28		27.49		22.70		19.30		17.36
Ratios:
Operating income (loss) margin on sales	(6.3	)%(a)	4.0	%(b)	4.3	%(c)	3.0	%(d)	2.9%
Net income (loss) margin on sales	(6.9	)%(a)	2.8	%(b)	2.5	%(c)	1.4	%(d)	1.5%
Return on capital	(26.7	)%(a)	10.9	%(b)	11.2	%(c)	7.6	%(d)	7.5%
Quick	1.5:1		1.4:1		1.3:1		1.1:1		1.5:1
Working capital	2.1:1		2.1:1		2.0:1		1.8:1		2.2:1
Total debt to capital	26.0%		22.9%		26.2%		30.4%		37.2%

(a)	Includes goodwill and intangible asset impairment charges of $1.41 billion pre-tax, $1.38 billion after tax and $9.13 per share and includes the impact of restructuring, integration and other items which totaled $99.3 million pre-tax, $34.9 million after tax and $0.23 per share (see Note 18 in the Notes to the Consolidated Financial Statements contained in Item 15 of this Report for further discussion of these items).

(b)	Includes the impact of restructuring, integration and other items, gains on sale of assets and other items which totaled to a gain of $11.0 million pre-tax, $14.7 million after tax and $0.09 per share on a diluted basis (see Note 18 in the Notes to the Consolidated Financial Statements contained in Item 15 of this Report for further discussion of these items).

(c)	Includes the impact of restructuring, integration and other items, gain on sale of assets, debt extinguishment costs and other items which amounted to charges of $31.7 million pre-tax, $20.0 million after tax and $0.13 per share on a diluted basis.

(d)	Includes the impact of restructuring, integration and other items recorded during fiscal 2006, including inventory writedowns for terminated lines (recorded in cost of sales) in connection with an acquisition. These combined charges amounted to $69.9 million pre-tax (including $9.0 million recorded in cost of sales), $49.9 million after tax and $0.34 per share on a diluted basis. Fiscal 2006 results also include a loss on the sale of business lines of $2.6 million pre-tax, $7.1 million after tax and $0.05 per share on a diluted basis. The Company also recognized debt extinguishment costs of $22.6 million pre-tax, $13.6 million after tax and $0.09 per share on a diluted basis. In addition, in comparison with fiscal 2005, fiscal 2006 results include incremental stock-based compensation expense resulting from the Company’s adoption of accounting standards that require the expensing of stock-based compensation which was effective beginning in fiscal 2006. The incremental charges amounted to $16.6 million pre-tax, $10.6 million after tax, and $0.07 per share on a diluted basis. The Company also incurred incremental amortization expense associated with amortizable intangible assets recorded in fiscal 2006 as a result of the Memec acquisition which amounted to $4.2 million pre-tax, $2.7 million after tax and $0.02 per share on a diluted basis. The total impact of these charges amounted to $115.9 million pre-tax, $83.9 million after tax and $0.57 per share on a diluted basis.

(e)	This calculation of working capital is defined as current assets less current liabilities.

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

For an understanding of Avnet and the significant factors that influenced the Company’s performance during the past three fiscal years, the following discussion should be read in conjunction with the description of the business appearing in Item 1 of this Report and the consolidated financial statements, including the related notes, and other information appearing in Item 15 of this Report. The Company operates on a “52/53-week” fiscal year. The fiscal years ended June 27, 2009, June 28, 2008 and June 30, 2007 all contained 52 weeks. Fiscal year 2010 will have 53 weeks ending on July 3, 2010.

There are numerous references to the impact of foreign currency translation in the discussion of the Company’s results of operations. Over the past several years, the exchange rates between the US Dollar and many foreign currencies, especially the Euro, have fluctuated significantly. For example, the US Dollar has strengthened against the Euro by approximately 6% when comparing fiscal 2009 with fiscal 2008 and the dollar weakened against the Euro by approximately 12% when comparing fiscal 2008 with fiscal 2007. When the stronger US Dollar exchange rates of the current year are used to translate the results of operations of Avnet’s subsidiaries denominated in foreign currencies, the resulting impact is a decrease in US Dollars of reported results as compared with the prior period. When the US Dollar weakens, the resulting impact is an increase in US Dollars of reported results as compared with the prior period. In the discussion that follows, this is referred to as the “translation impact of changes in foreign currency exchange rates.”

In addition to disclosing financial results that are determined in accordance with US generally accepted accounting principles (“GAAP”), the Company also discloses certain non-GAAP financial information, such as:

•	Income or expense items as adjusted for the translation impact of changes in foreign currency exchange rates, as discussed above.

•	Sales adjusted for the impact of acquisitions by adjusting Avnet’s prior periods to include the sales of businesses acquired as if the acquisitions had occurred at the beginning of the period presented and, in the discussion that follows, this adjustment for acquisitions is referred to as “pro forma sales” or “organic sales.”

•	Operating income excluding the non-cash goodwill and intangible asset impairment charges recognized during fiscal 2009, the impact of which is presented in the following table:

	Operating Income	Pre-tax Income	Net Income
Fiscal 2009	(Loss)	(Loss)	(Loss)	EPS
	$ in thousands, except per share data

GAAP results	$(1,019,289)	$(1,083,074)	$(1,122,462)	$(7.44)
Impairment charges	1,411,127	1,411,127	1,376,983	9.13

Adjusted results	$391,838	$328,053	$254,521	$1.69

Management believes that providing this additional information is useful to the reader to better assess and understand operating performance, especially when comparing results with previous periods or forecasting performance for future periods, primarily because management typically monitors the business both including and excluding these items. Management also uses these non-GAAP measures to establish operational goals and, in some cases, for measuring performance for compensation purposes. However, analysis of results and outlook on a non-GAAP basis should be used as a complement to, and in conjunction with, data presented in accordance with GAAP.

Results of Operations

Executive Summary

During fiscal year 2009, the Company’s financial results were adversely impacted by the global economic slowdown as year-over-year sales declined by just over 9% and organic sales declined by over 15%. However, there are indications that the current economic environment may be stabilizing as sequential sales in the June quarter were essentially flat, excluding the impact of foreign currency exchange rate changes. Gross profit margins declined 43 basis points year over year primarily due to business mix changes in EM and market conditions. As a result of the write down of goodwill and intangible assets, the Company incurred an operating loss of just over $1 billion compared to operating income of $710 million in fiscal 2008. Excluding impairment charges, operating income margins declined 155 basis points. As the challenging economic environment accelerated during the fiscal year, demand continued to weaken in both operating groups and, in response, the Company took actions to continue to reduce costs over the course of the fiscal year to better align its cost structure with the market conditions. Approximately 90% of the total of $225 million in annualized cost savings had been achieved through the end of the fiscal 2009, with the remaining actions expected to be completed by the end of the first quarter of fiscal 2010. In addition, the Company expects to achieve cost synergies of approximately $40 million as a result of acquisition integration activities most of which were completed by the end of fiscal 2009 with the remaining expected to be completed by the end of the second quarter of fiscal 2010.

The Company continued to focus on managing working capital, defined as receivables plus inventory less accounts payable, which declined 30% year over year and contributed to the generation of over $1 billion in cash from operating activities as compared with $454 million in fiscal 2008. However, as revenues seem to be stabilizing and working capital velocity are at appropriate levels for the operating groups, management does not expect to continue to generate the same levels of cash from operating activities as were generated in fiscal 2009.

During fiscal 2009, the Company invested in five acquisitions (see table in the Sales section) and expects to continue to make strategic investments through acquisition activity to the extent the investments strengthen Avnet’s competitive position and meet management’s return on capital requirements.

Sales

The table below provides a year-over-year summary of sales for the Company and its operating groups:

Three-Year Analysis of Sales: By Operating Group and Geography

	Years Ended						Percent Change
	June 27,	% of	June 28,	% of	June 30,	% of	2009 to	2008 to
	2009	Total	2008	Total	2007	Total	2008	2007
	(Dollars in millions)

Sales by Operating Group:
EM Americas	$3,288.3	20.3%	$3,771.9	21.0%	$3,722.7	23.7%	(12.8)%	1.3%
EM EMEA	3,026.5	18.6	3,631.8	20.2	3,306.3	21.1	(16.7)	9.8
EM Asia	2,878.0	17.7	2,923.1	16.3	2,650.8	16.9	(1.6)	10.3

Total EM	9,192.8	56.6	10,326.8	57.5	9,679.8	61.7	(11.0)	6.7

TS Americas	4,283.9	26.4	4,806.6	26.8	4,103.5	26.2	(10.9)	17.1
TS EMEA	2,241.9	13.8	2,327.0	13.0	1,579.4	10.1	(3.7)	47.3
TS Asia	511.3	3.2	492.3	2.7	318.4	2.0	3.9	54.6

Total TS	7,037.1	43.4	7,625.9	42.5	6,001.3	38.3	(7.7)	27.1

Total Avnet, Inc.	$16,229.9		$17,952.7		$15,681.1		(9.6)%	14.5%

Sales by Geographic Area:
Americas	$7,572.2	46.7%	$8,578.5	47.8%	$7,826.2	49.9%	(11.7)%	9.6%
EMEA	5,268.4	32.4	5,958.8	33.2	4,885.7	31.2	(11.6)	22.0
Asia/Pacific	3,389.3	20.9	3,415.4	19.0	2,969.2	18.9	(0.8)	15.0

	$16,229.9		$17,952.7		$15,681.1

Items Impacting Year-over-Year Sales Comparisons

During the past three fiscal years, the Company acquired fourteen businesses impacting both operating groups, as presented in the following table. As the acquisitions impact the comparison of fiscal year sales performance over prior years, the discussions that follow include sales on a pro forma basis as well as on a reported basis.

Operating
Acquired Business	Group	Region	Acquisition Date

Fiscal 2009
Abacus Group plc	EM	EMEA	01/20/09
Nippon Denso Industry Co., Ltd.	EM	Asia/Pac	12/29/08
Ontrack Solutions Pvt. Ltd.	TS	Asia/Pac	07/31/08
Horizon Technology Group plc	TS	EMEA	06/30/08
Source Electronics Corporation	EM	Americas	06/30/08
Fiscal 2008
Azzurri Technology	EM	EMEA	03/31/08
YEL Electronics Hong Kong Ltd.	EM	Asia/Pac	12/31/07
Division of Acal plc Ltd.	TS	EMEA	12/17/07
ChannelWorx	TS	Asia/Pac	10/31/07
Betronik GmbH	EM	EMEA	10/31/07
Division of Magirus Group	TS	EMEA	10/06/07
Flint Distribution Ltd.	EM	EMEA	07/05/07
Fiscal 2007
Azure Technologies	TS	Asia/Pac	04/16/07
Access Distribution	TS	Americas, EMEA	12/31/06

In addition, a change to net revenue reporting impacted the comparative financial results for Avnet when comparing fiscal 2008 results to fiscal 2007. In conjunction with the acquisition of Access Distribution, the Company reviewed its method of recording revenue related to the sales of supplier service contracts and determined that such sales were to be classified on a net revenue basis rather than on a gross basis effective with the third quarter of fiscal 2007 (referred to as “the change to net revenue reporting” in this MD&A). Although this change reduced sales and cost of sales and positively impacted gross and operating profit margins for the Technology Solutions operating group and on a consolidated basis, it had no impact on operating income, net income, cash flow or the balance sheet. As the change to net revenue reported impacts the sales performance comparisons, the discussions that follow include sales adjusted for this impact.

Fiscal 2009 Comparison to Fiscal 2008

The table below provides the comparison of reported fiscal 2009 and 2008 sales for the Company and its operating groups to pro forma (or organic) sales which consist of reported sales adjusted for acquisitions that closed in fiscal 2008 and 2009 as if the acquisitions had occurred at the beginning of fiscal year 2008 to allow readers to better assess and understand the Company’s revenue performance by operating group.

				2009 to 2008
	Sales as	Acquisition	Pro Forma	Pro Forma
	Reported	Sales	Sales	Change
	(Dollars in millions)

EM	$9,192.8	$291.8	$9,484.6	(16.0)%
TS	7,037.1	0.6	7,037.7	(15.0)

Fiscal 2009	$16,229.9	$292.4	$16,522.3	(15.6)

EM	$10,326.8	$969.2	$11,296.0
TS	7,625.9	653.7	8,279.6

Fiscal 2008	$17,952.7	$1,622.9	$19,575.6

Consolidated sales for fiscal 2009 were $16.23 billion, down 9.6%, or $1.72 billion, from the prior year consolidated sales of $17.95 billion. Excluding the translation impact of changes in foreign currency exchange rates, sales declined 6.5% year over year. Both operating groups experienced double digit organic contraction in sales as consolidated pro forma sales were down 15.6% year over year. However, on a sequential quarterly basis, fourth quarter consolidated sales grew 1.8% and were essentially flat on a pro forma basis. In response to the year-over-year organic sales contraction in both operating groups, management took actions during fiscal 2009 to reduce costs. See discussion under Selling, General and Administrative Expenses later in this MD&A.

EM sales of $9.19 billion declined 11.0% over the prior year sales of $10.33 billion and declined 8.5% excluding the translation impact of changes in foreign currency exchange rates. The decline in revenue was most significant in the Americas and the EMEA regions as the global economic slowdown negatively impacted the broad industrial markets in these regions. Year-over-year sales were down 12.8%, 16.7% and 1.6% in the Americas, EMEA and Asia, respectively. The decline in EMEA sales was compounded by the negative impact of the US dollar strengthening against the Euro during fiscal 2009 as the EMEA region’s year-over-year sales declined 9.1% excluding the translation impact of changes in foreign currency exchange rates and 17.8% on a pro forma basis. Year-over-year organic sales in the Americas and Asia declined 14.6% and 6.7%, respectively, however, Asia sales grew 20.3% sequentially in the fourth quarter of fiscal 2009.

TS sales of $7.04 billion in fiscal 2009 were down 7.7% year over year and down 3.8% excluding the translation impact of changes in foreign currency exchange rates. Organic sales declined 15.0% year over year. Year-over-year sales in the Americas and EMEA were down 10.9% and 3.7%, respectively. Asia sales were up 3.9% year over year and up 16.0% on a sequential quarterly basis, due in part to the recent organic investments in China and the acquisition in India. Excluding the impact of changes in foreign currency exchange rates, EMEA year-over-year revenue was up 7.7% but organic sales were down 15.3% year over year.

Fiscal 2008 Comparison to Fiscal 2007

The following table provides a comparison of reported sales for fiscal 2008 and fiscal 2007 to pro forma sales which are adjusted for (i) acquisitions completed in fiscal 2008 and 2007 as if the acquisitions had occurred at the beginning of fiscal year 2007 and (ii) the change to net revenue reporting as if the change had occurred at the beginning of fiscal 2007. The pro forma sales information allows readers to better assess and understand the Company’s revenue performance on a more comparable basis.

			Gross to Net		2008 to 2007
	Sales as	Acquisition	Revenue	Pro Forma	Pro Forma
	Reported	Sales	Impact	Sales	Change
	(Dollars in millions)

EM	$10,326.8	$187.5	$—	$10,514.3	5.0%
TS	7,625.9	206.7	—	7,832.6	4.7

Fiscal 2008	$17,952.7	$394.2	$—	$18,346.9	4.9

EM	$9,679.8	$332.0	$—	$10,011.8
TS	6,001.3	1,694.0	(214.4)	7,480.9

Fiscal 2007	$15,681.1	$2,026.0	$(214.4)	$17,492.7

Avnet’s consolidated sales in fiscal 2008 were $17.95 billion, up $2.27 billion, or 14.5%, over the prior year, driven primarily by acquisitions and the weakening of the US Dollar against the Euro as an estimated $674 million of the increase in sales was attributable to the translation impact of changes in foreign currency exchange rates. On a pro forma basis, consolidated sales and sales for EM and TS were roughly 5% higher year over year.

EM generated fiscal 2008 sales of $10.33 billion, representing a 6.7% increase over fiscal 2007 sales. Excluding the translation impact of changes in foreign currency exchange rates, EM fiscal 2008 sales increased 2.5% over the prior year. On a pro forma basis, EM sales increased 5.0% over fiscal 2007. EM Americas year-over-year sales growth was 1.3% while the EMEA region sales were up 9.8% year over year and down 2.2% excluding the translation impact of changes in foreign currency exchange rates. Sales growth in Asia was 10.3% year over year and 7.1% on a pro forma basis. The Asia region continued to experience the highest growth rate among the three regions.

TS reported sales of $7.62 billion for fiscal 2008, up $1.62 billion, or 27.1%, compared with fiscal 2007 sales of $6.00 billion. Excluding the positive translation impact of changes in foreign currency exchange rates, TS sales were up 22.6% year over year. On a pro forma basis, TS sales grew 4.7% over prior year. At a regional level, sales in the Americas region were up 17.1% year over year on a reported basis and up 1.2% on a pro forma basis as growth in storage and networking offset declines in proprietary servers. In EMEA, sales were up 47.3% on a reported basis and up 9% on a pro forma basis. In Asia, sales growth was 54.6% year over year on a reported basis benefited by acquisitions. On a pro forma basis, Asia grew 20.6% over prior year, impacted by relatively weak microprocessor and memory product sales in the last quarter of fiscal 2008.

Gross Profit and Gross Profit Margins

Consolidated gross profit for fiscal 2009 was $2.02 billion, down $290.7 million, or 12.6%, over the prior year primarily due to the decline in revenue. Gross profit margin of 12.5% declined 43 basis points over prior year. For EM, gross profit margin was down 74 basis points year over year as it was negatively impacted by the combination of a regional mix shift to Asia, which represented 31% of EM sales as compared with 28% in the prior year, and lower margins in the Americas region. TS gross profit margin was up 10 basis points year over year as the EMEA region’s improvement was mostly offset by declines in the Americas and Asia regions.

Consolidated gross profit was $2.31 billion in fiscal 2008, a $265.1 million increase, or 12.9%, as compared with fiscal 2007. This increase was primarily due to the impact of acquisitions and the year-over-year weakening of the US dollar against the Euro. Consolidated gross profit margin of 12.9% in fiscal 2008 decreased 17 basis points from the prior year due primarily to slightly lower margins at TS and the mix of business between EM and TS described below. The EM Asia business continued to grow faster than the Americas or EMEA regions, and although the EM Asia business has relatively lower gross profit margin than the other regions, EM’s gross profit margin increased 15 basis points over prior year. TS gross profit margins declined 9 basis points year over year. In addition, as a result of the acquisitions in fiscal 2008, TS sales grew to 42% of the consolidated sales as compared with 38% of the consolidated sales in fiscal 2007. Because the TS business typically yields lower gross margins relative to the EM business, the larger representation by TS in the consolidated sales also has a negative impact on the consolidated gross profit margin. Notwithstanding the lower gross profit margins, the TS business contributed to the Company’s performance goals through the combination of its operating profit margin and asset velocity which is typically higher than asset velocity at EM.

Selling, General and Administrative Expenses

Selling, general and administrative expenses (“SG&A expenses”) were $1.53 billion in fiscal 2009, a decrease of $32.6 million, or 2.1%, over the prior year. Management estimates that this cost reduction was net of approximately $111.1 million in additional SG&A expenses associated with companies acquired in fiscal 2009, partially offset by a decrease in SG&A expenses of $66.5 million due to the translation impact of changes in foreign currency exchange rates. Metrics that management monitors with respect to its operating expenses are SG&A expenses as a percentage of sales and as a percentage of gross profit. In fiscal 2009, SG&A expenses were 9.4% of sales and 75.7% of gross profit as compared with 8.7% and 67.6%, respectively, in fiscal 2008.

Due to the decline in sales and gross profit margin, the Company initiated significant cost reduction actions over the past four quarters in order to realign its expense structure with market conditions; however, the precipitous decline in revenue has more than offset the beneficial impact of the cost reduction actions undertaken to date (see Restructuring, Integration and Other Charges for a discussion of charges associated with the actions undertaken). In the third quarter of fiscal 2008, the Company began to experience demand weakness and organic sales growth at both EM and TS continued to slow through the first quarter of fiscal 2009. In the second quarter of fiscal 2009, the Company experienced continued sales deceleration in both operating groups, particularly in November in the Asia region and in December in the Americas region. During the third quarter of fiscal 2009, end demand in the EM business deteriorated even further, in particular in EM Americas and EM EMEA which have been the Company’s most profitable regions. As a result of the poor market conditions through mid-March, the Company took actions to reduce costs by approximately $200 million on an annualized basis and expected such actions to be completed by the end of the June quarter. However, based upon third quarter results, the Company announced further actions to reduce annualized costs by an additional $25 million, bringing the aggregate annual cost reductions announced to approximately $225 million since March 2008. As of the end of the fourth quarter of fiscal 2009, management estimates that approximately $200 million in annualized cost savings have been achieved. The remaining cost reduction actions are anticipated to be complete by the end of September 2009 with the full benefit of the cost savings expected to be reflected in the December quarter of fiscal 2010. In addition, the Company expects to achieve cost synergies of approximately $40 million as a result of acquisition integration activities most of which were completed by the end of fiscal 2009 with the remaining expected to be completed by the end of the second quarter of fiscal 2010.

SG&A expenses in fiscal 2008 were $1.56 billion, a $201.4 million increase, or 14.8%, as compared with fiscal 2007. The year-over-year increase in SG&A expenses was primarily due to acquisitions and the weakening of the US dollar versus the Euro. Management estimates that approximately $70.8 million of the SG&A expense increase was attributable to the translation impact of changes in foreign currency exchange rates. SG&A expenses were also impacted by the overall volume increase due to acquisitions. Furthermore, management believed that during second half of fiscal 2008, SG&A expenses were higher than necessary to support the level of business in certain business segments due to revenue weakness in those segments. As a result, during the second half of fiscal 2008, management took actions, as described in Restructuring, Integration and Other Charges, to adjust the Company’s cost structure. In fiscal 2008, SG&A expenses were 8.7% of sales and 67.6% of gross profit as compared with 8.7% and 66.5%, respectively, in fiscal 2007. SG&A expenses as a percentage of sales for fiscal 2008 were flat as compared with fiscal 2007; however, SG&A expenses as a percentage of gross profits were up 108 basis points.

Impairment Charges

During fiscal 2009, the Company recognized non-cash goodwill and intangible asset impairment charges totaling $1.41 billion pre-tax, $1.38 billion after tax and $9.13 per share.

The Company performs its annual goodwill impairment test on the first day of its fiscal fourth quarter. In addition, if and when events or circumstances change that would more likely than not reduce the fair value of any of its reporting units below its carrying value, an interim test would be performed. Since the end of September 2008, the Company’s market capitalization declined steadily, which was relatively in line with the decline in the overall market, and was significantly below book value during the second quarter of fiscal 2009 due primarily to the global economic downturn’s impact on the Company’s performance and the turmoil in the equity markets. As a result of these events, the Company determined an interim goodwill impairment test was necessary and performed the interim test on all six of its reporting units as of December 27, 2008. Based on the test results, the Company determined that goodwill at four of its reporting units was impaired. Accordingly, during the second quarter of fiscal 2009, the Company recognized a non-cash goodwill impairment charge of $1.32 billion pre-tax, $1.28 billion after tax and $8.51 per share to write off all goodwill related to its EM Americas, EM Asia, TS EMEA and TS Asia reporting units.

During the fourth quarter of fiscal 2009, the Company performed its annual goodwill impairment test which indicated that three of its six reporting units, including EM Asia and TS EMEA, continued to have fair values below their carrying values. As a result, the Company was required to recognize the impairment of additional goodwill which arose subsequent to the second quarter of fiscal 2009 in the EM Asia and TS EMEA reporting units. Of the non-cash goodwill impairment charges of $62.3 million pre- and after tax and $0.41 per share recognized in the fourth quarter of fiscal 2009, $41.4 million related to the recently acquired business in Japan, which was assigned to the EM Asia reporting unit. Accounting standards require goodwill from an acquisition to be assigned to a reporting unit and also requires goodwill to be tested on a reporting unit level, not by individual acquisition. As noted above, the annual impairment analysis indicated that the fair value of the EM Asia reporting unit continued to be below its carrying value. As a result, the goodwill from the recent acquisition was required to be impaired. The remaining $20.8 million of the impairment charges related to additional goodwill in the TS EMEA reporting unit primarily as a result of final acquisition adjustments during the purchase price allocation period related to an acquisition for which the goodwill had been fully impaired in the second quarter of fiscal 2009.

During fiscal 2009, the Company also evaluated the recoverability of its long-lived assets at each of the reporting units where goodwill was deemed to be impaired. Based upon this evaluation, the Company determined that certain of its amortizable intangible assets were impaired. As a result, the Company recognized a non-cash intangible asset impairment charge of $31.4 million pre- and after tax and $0.21 per share during the second quarter of fiscal 2009. In conjunction with the annual goodwill impairment test, the Company again evaluated the recoverability of its long-lived assets during the fourth quarter of fiscal 2009 and determined that no impairment had occurred.

The non-cash impairment charges had no impact on the Company’s compliance with debt covenants, its cash flows or available liquidity, but did have a material impact on its consolidated financial statements.

Restructuring, Integration and Other Charges

Fiscal 2009

In response to the decline in sales and gross profit margin, the Company initiated significant cost reduction actions over the past four quarters in order to realign its expense structure with market conditions. As a result, the Company incurred restructuring, integration and other charges totaling $99.3 million pre-tax, $65.3 million after tax and $0.43 per share during fiscal 2009 related to the cost reductions as well as integration costs associated with recently acquired businesses. Restructuring charges included severance of $50.8 million, facility exit-costs of $29.6 million and other charges of $4.5 million related to contract termination costs, fixed asset write-downs and other charges. The Company also recorded a reversal of $2.5 million to adjust estimated costs for severance, lease and other reserves related to prior year restructuring activity which were deemed excessive and that reversal was credited to “restructuring, integration and other charges.” Integration costs of $11.2 million included professional fees, facility moving costs, travel, meeting, marketing and communication costs that were incrementally incurred as a result of the acquisition integration efforts. Other items recorded to “restructuring, integration and other charges” included a net credit of $1.2 million related to acquisition adjustments for which the purchase allocation period had closed, a loss of $3.1 million resulting from a decline in the market value of certain small investments that the Company liquidated, and $3.8 million of incremental intangible asset amortization.

Severance charges related to personnel reductions of approximately 1,900 employees in administrative, finance and sales functions in connection with the cost reduction actions in all three regions of both operating groups with employee reductions of approximately 1,400 in EM, 400 in TS and the remaining from centralized support functions. Exit costs for vacated facilities related to 29 facilities in the Americas, 13 in EMEA and three in Asia/Pac and consisted of reserves for remaining lease liabilities and the write-down of leasehold improvements and other fixed assets. The total amounts utilized during fiscal 2009 consisted of $36.2 million in cash payments and $0.7 million for the non-cash write downs of assets. As of June 27, 2009, management expects the majority of the remaining severance reserves to be utilized by the end of fiscal 2010, the remaining facility exit cost reserves to be utilized by the end of fiscal 2014 and other contractual obligations to be utilized by the end of fiscal 2010.

Fiscal 2008

During fiscal 2008, the Company incurred restructuring, integration and other charges totaling $38.9 million pre-tax, $31.5 million after tax and $0.21 per share on a diluted basis, related to cost reductions considered necessary by management to improve the performance at certain business units and integration costs associated with recently acquired businesses. The restructuring charges related primarily to severance and facility exit costs. Integration costs recorded during fiscal 2008 included professional fees, facility moving costs, travel, meeting, marketing and communication costs that were incrementally incurred as a result of the integration efforts of the recently acquired businesses. The total of the restructuring charges and integration costs, net of $0.7 million for reversals of excess lease and severance reserves established in prior fiscal periods, amounted to $29.9 million pre-tax, $21.9 million after tax and $0.15 per share on a diluted basis. Other charges included $6.0 million pre-tax, $7.7 million after tax and $0.05 per share on a diluted basis related to the settlement of an indemnification to a former executive of an acquired company (which was not tax deductible) and $3.0 million pre-tax, $1.8 million after tax and $0.01 per share on a diluted basis for additional environmental costs associated with the reassessment of existing environmental matters.

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

The total amounts utilized during fiscal 2008 consisted of $8.4 million in cash payments and $0.7 million for the non-cash write downs of assets. As of June 27, 2009, the remaining reserves totaled $3.0 million which included severance reserves of $1.4 million, facility exit reserves for leases of $1.5 million and $0.1 million of other reserves. Management expects the majority of the severance and other reserves to be utilized by the end of fiscal 2010 and expects the facility exit reserves to be utilized by the end of fiscal 2013.

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

Of the $13.6 million recorded to expense related to the cost-reduction activities and exit-related activity associated with the Access integration, $0.7 million represented non-cash write-downs. As of June 27, 2009, the remaining reserves of $0.2 million related to severance which management expects to be utilized by the end of fiscal 2010.

Operating Income (Loss)

During fiscal 2009, the Company recognized an operating loss of $1.02 billion which included $1.41 billion of non-cash impairment charges. Excluding the impairment charges, operating income for fiscal 2009 was $391.8 million, or 2.41% of consolidated sales, as compared with operating income of $710.4 million, or 3.96% of consolidated sales, in fiscal 2008. In addition, the Company recorded $99.3 million of restructuring, integration and other charges discussed previously. EM operating income declined 37.2% to $354.5 million and operating income margin of 3.86% was down 160 basis points from prior year. Although the cost reduction actions at EM have provided benefits to operating income, the cost savings were not enough to make up for the decline in sales and gross profit margin. TS operating income of $201.4 million was down 22.9% year over year and operating income margin of 2.86% was down 56 basis points year over year. Similar to EM, the decline in TS operating margin was due to lower sales and gross profit margins, in particular in the Americas region, and the benefits from the cost reduction actions only partially offset the decline. Corporate operating expenses were $64.8 million, a decrease of $11.3 million as compared with $76.1 million in fiscal 2008.

Operating income for fiscal 2008 was $710.4 million, or 3.96% of consolidated sales, as compared with operating income of $678.3 million, or 4.33% of consolidated sales, in fiscal 2007. Operating income margin declined 37 basis points over the prior year primarily due to the results at TS and the mix of business between EM and TS. TS reported operating income of $261.0 million as compared with $232.2 million in fiscal 2007. TS operating income margin declined to 3.42% in fiscal 2008 from 3.87% in fiscal 2007. EM reported operating income of $564.4 million in fiscal 2008 as compared with $529.9 million in fiscal 2007 and operating income margin was 5.46% and 5.47% for fiscal 2008 and 2007, respectively. Corporate operating expenses decreased $0.3 million to $76.1 million in fiscal 2008 as compared to $76.4 million in fiscal 2007. Included in operating income in both the current and prior year were restructuring, integration and other charges as described above totaling $38.9 million and $7.4 million, respectively.

Interest Expense and Other Income (Expense), net

Interest expense for fiscal 2009 was $66.5 million, down $5.8 million, or 8.0%, from interest expense of $72.3 million in fiscal 2008. The year-over-year decrease in interest expense was primarily the result of lower average short-term debt outstanding, lower short-term interest rates and the extinguishment of the $300.0 million 2% Convertible Senior Debentures which were put to the Company in March 2009. See Financing Transactions for further discussion of the Company’s outstanding debt.

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

Other expense, net, was $11.6 million in fiscal 2009 as compared with other income of $21.0 million in the prior year. The expense incurred in fiscal 2009 was primarily due to the impact of foreign currency exchange losses in fiscal 2009 as compared with income recognized in fiscal 2008 and lower interest income in fiscal 2009 as compared with fiscal 2008. In addition, fiscal 2008 included income from the Company’s equity method investment in Calence LLC prior to the sale of the investment (see Gain on Sale of Assets in this MD&A).

Other income, net, was $21.0 million in fiscal 2008 as compared with $9.9 million in fiscal 2007. The year-over-year increase was primarily due to foreign currency exchange gains compared with losses in the prior year, higher interest income resulting from higher investment balances, and income from an equity method investment compared with losses in the prior year.

Gain on Sale of Assets

During fiscal 2009, the Company recognized a gain totaling $14.3 million pre-tax, $8.7 million after-tax and $0.06 per share as a result of certain earn-out provisions associated with the prior sale of the Company’s equity investment in Calence LLC.

During fiscal 2008, the Company recognized a gain on sale of assets totaling $49.9 million pre-tax, $32.2 million after tax and $0.21 per share on a diluted basis. In April 2008, the Company sold its equity investment in Calence LLC and recognized a gain of $42.4 million pre-tax, $25.9 million after tax and $0.17 per share on a diluted basis. In October 2007, the Company sold a building in the EMEA region and recognized a gain of $4.5 million pre- and after tax and $0.03 per share on a diluted basis. Due to local tax allowances, the building sale was not taxable. The Company also recognized a gain of $3.0 million pre-tax, $1.8 million after tax and $0.01 per share on a diluted basis for the second receipt of contingent purchase price proceeds related to the fiscal 2006 sale of a TS end-user business.

During fiscal 2007, the Company recorded a gain related to the receipt of contingent purchase price proceeds from the fiscal 2006 sale of a TS end-user business. The gain amounted to $3.0 million pre-tax, $1.8 million after tax and $0.01 per share on a diluted basis.

Debt Extinguishment Costs

During fiscal 2007, the Company redeemed the $361.4 million balance outstanding on its 9 3/4% Notes due February 15, 2008 (the “9 3/4% Notes”). The Company used the net proceeds of $296.1 million from the issuance in September 2006 of $300.0 million principal amount of 6.625% Notes due September 15, 2016 plus available liquidity, to repurchase the 9 3/4% Notes. In connection with the repurchase, the Company terminated two interest rate swaps with a total notional amount of $200.0 million that hedged a portion of the 9 3/4% Notes. Debt extinguishment costs incurred during fiscal 2007 as a result of the redemption totaled $27.4 million pre-tax, $16.5 million after tax, or $0.11 per share on a diluted basis, and consisted of $20.3 million for a make-whole redemption premium, $5.0 million associated with the two interest rate swap terminations, and $2.1 million to write-off certain deferred financing costs.

Income Tax Provision

Avnet’s effective tax rate on its income (loss) before income taxes was 3.6% in fiscal 2009 as compared with 29.6% in fiscal 2008. The effective tax rate in fiscal 2009 was negatively impacted by the non-deductibility of substantially all of the impairment charges and changes to existing tax positions. Partially offsetting these impacts was a net tax benefit of $21.7 million, or $0.14 per share, related primarily to the release of tax reserves due to the settlement of certain tax audits in Europe.

Avnet’s effective tax rate on its income before income taxes was 29.6% in fiscal 2008 as compared with 33.0% in fiscal 2007. The year-over-year decrease in effective tax rate was primarily due to the combination of certain statutory tax rate reductions and a favorable audit settlement, offset by the recognition of transfer pricing exposures and a change to estimates on existing tax positions. In addition, there was a negative impact on the tax rate in the prior year due to an additional tax provision for transfer pricing exposures in Europe, which effectively increased the prior year’s tax rate.

Net Income (Loss)

As a result of the factors described in the preceding sections of this MD&A, the Company’s net loss was $1.12 billion, or $7.44 per share, in fiscal 2009 as compared with net income of $499.1 million, or $3.27 per share on a diluted basis, in fiscal 2008 and net income of $393.1 million, or $2.63 per share on a diluted basis, in fiscal 2007. Fiscal 2009, 2008 and 2007 results were impacted by certain items as presented in the following tables:

	Year Ended June 27, 2009
	Operating	Pre-tax	Net
	Income (Loss)	Income (Loss)	Income (Loss)	EPS
	($ in thousands, except per share data)

Impairment charges	$(1,411,127)	$(1,411,127)	$(1,376,983)	$(9.13)
Restructuring, integration and other charges	(99,342)	(99,342)	(65,310)	(0.43)
Gain on sale of assets	—	14,318	8,727	0.06
Net reduction in tax reserves	—	—	21,672	0.14

Total	$(1,510,469)	$(1,496,151)	$(1,411,894)	$(9.36)

	Year Ended June 28, 2008
	Operating	Pre-tax	Net	Diluted
	Income (Loss)	Income (Loss)	Income Loss)	EPS
	($ in thousands, except per share data)

Restructuring, integration and other charges	$(38,942)	$(38,942)	$(31,469)	$(0.21)
Gain on sale of assets	—	49,903	32,244	0.21
Debt extinguishment costs	—	—	13,897	0.09

Total	$(38,942)	$10,961	$14,672	$0.09

	Year Ended June 30, 2007
	Operating	Pre-tax	Net	Diluted
	Income (Loss)	Income (Loss)	Income (Loss)	EPS
	($ in thousands, except per share data)

Restructuring, integration and other charges	$(7,353)	$(7,353)	$(5,289)	$(0.03)
Gain on sale of assets	—	3,000	1,814	0.01
Debt extinguishment costs	—	(27,358)	(16,538)	(0.11)

Total	$(7,353)	$(31,711)	$(20,013)	$(0.13)

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

In determining the Company’s effective tax rate, management considers current tax regulations in the numerous jurisdictions in which it operates, and requires management’s judgment for interpretation and application. Changes to such tax regulations or disagreements with the Company’s interpretation or application by tax authorities in any of the Company’s major jurisdictions may have a significant impact on the Company’s provision for income taxes.

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

Additionally, in assessing the Company’s goodwill for impairment the Company is required to make significant assumptions about the future cash flows and overall performance of its reporting units. The Company is also required to make judgments regarding the evaluation of changes in events or circumstances that would more likely than not reduce the fair value of any of its reporting units below its carrying value, the results of which would determine whether an interim test must be performed. Should these assumptions or judgments change in the future based upon market conditions or should the structure of the Company’s reporting units change based upon changes in business strategy, the Company may be required to record additional impairment charges to its remaining goodwill. See Impairment Charges in this MD&A for further discussion of the Company’s evaluation of goodwill impairment in fiscal 2009.

Contingencies and Litigation

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

Liquidity and Capital Resources

Cash Flows

Cash Flows from Operating Activities

During fiscal 2009, the Company generated $1.1 billion of cash from operating activities as compared with $453.6 million in fiscal 2008. These results are comprised of: (1) cash flow generated from net income excluding non-cash and other reconciling items, which includes the add-back of depreciation and amortization, deferred income taxes, stock-based compensation, non-cash impairment charges, gain on sale of assets, and other non-cash items (primarily the provision for doubtful accounts and periodic pension costs) and (2) cash flow generated from a reduction of working capital, excluding cash and cash equivalents. Cash generated from working capital during fiscal 2009 was the result of $709.9 million in collection of receivables, a $483.5 million reduction in inventory;

both of which were partially offset by $375.5 million of payments on accounts payable. Although receivable days have increased three days as compared with the prior year, the Company has not experienced any significant change in delinquencies. Although management expects to continue to generate cash from operating activities, it does not anticipate generating the levels of cash flow experienced in fiscal 2009, primarily because working capital velocity is at appropriate levels for the business (5.9 times at the end of June) and revenues appear to be stabilizing.

During fiscal 2008, the Company generated $453.6 million of cash from its operating activities as compared with $724.6 million in fiscal 2007. These results are comprised of: (1) cash flow generated from net income excluding non-cash and other reconciling items, which consist of the add-back of depreciation and amortization, deferred income taxes, stock-based compensation, gain on sale of assets and other non-cash items (primarily the provision for doubtful accounts and periodic pension costs) and (2) cash flow generated from (used for) working capital, excluding cash and cash equivalents. The working capital outflow in fiscal 2008 was driven by cash payments on accounts payable ($123.3 million) and other items ($170.7 million), partially offset by collection of receivables and a reduction in inventory. The cash outflow for payables was primarily attributable to TS and the cash outflow for other items was primarily a result of income tax payments.

During fiscal 2007, the Company generated $724.6 million of cash from its operating activities of which $126.2 million was generated from working capital, excluding cash and cash equivalents. TS experienced growth in receivables as well as payables driven, in part, by the acquisition of the Access business for which the largest supplier is Sun Microsystems whose strongest quarter is typically its June fiscal year end. The reduction in inventory was a net result of EM’s decrease of $74 million partially offset by a small increase in inventory at TS. In addition, during fiscal 2007, the Company paid $29.7 million associated with the restructuring, integration and other charges and exit-related costs accrued through purchase accounting.

Cash Flows from Financing Activities

During fiscal 2009, the Company utilized cash of $406.8 million related to net repayments of notes and bank credit facilities, $300 million of which related to the extinguishment of the 2% Convertible Senior Debentures due March 15, 2034 (the “Debentures”). In March 2009, $298.1 million of the Debentures were put back to the Company and the remaining $1.9 million was repaid in April 2009. As a result of the substantial cash generation from operating activities during the fiscal year, the Company was able to use cash on hand to settle the $300 million of Debentures’ principal plus accrued interest. In fiscal 2008 and 2007, the Company used $41.9 million and $35.6 million, respectively, of cash for net debt repayments. During fiscal 2007, the Company issued $300.0 million of 6.625% Notes due September 15, 2016 and $300.0 million of 5.875% Notes due March 15, 2014. The net proceeds of $593.2 million from both issuances were used to repay existing debt. Other financing activities, net, in fiscal 2009, 2008 and 2007 were primarily a result of cash received for the exercise of stock options and the associated excess tax benefit.

Cash Flows from Investing Activities

The Company used $314.9 million of cash related to acquisitions during fiscal 2009. The Company also received $14.3 million in proceeds related to earn-out provisions associated with the prior sale of the Company’s equity investment (see Results of Operations — Gain on Sale of Assets). In addition, the Company utilized $110.2 million of cash for capital expenditures related to system development costs, computer hardware and software as well as expenditures related to warehouse construction costs.

The Company’s cash flows associated with investing activities during fiscal 2008 were related primarily to payments for acquired businesses which totaled $369.4 million. In addition, the Company received proceeds of $68.6 million related to the gain on sale of assets in connection with the sale of the Company’s equity investment and the receipt of contingent purchase price proceeds. Other investing activities included capital expenditures primarily for system development costs, computer hardware and software.

For fiscal 2007, the Company’s cash flows associated with investing activities included capital expenditures related to system development costs, computer hardware and software expenditures as well as certain leasehold improvement costs. Also included in cash flows from investing activities is cash used for the acquisition of Access, Azure and a small distributor business in Italy, net of contingent purchase price proceeds received.

Capital Structure

The Company uses a variety of financing arrangements, both short-term and long-term, to fund its operations. The Company also uses diversified sources of funding so that it does not become overly dependent on one source and to achieve lower cost of funding through these different alternatives. These financing arrangements include public bonds, short-term and long-term bank loans and an accounts receivable securitization program. For a detailed description of the Company’s external financing arrangements outstanding at June 27, 2009, refer to Note 7 to the consolidated financial statements appearing in Item 15 of this Report.

The following table summarizes the Company’s capital structure as of the end of fiscal 2009 with a comparison with the end of fiscal 2008:

	June 27,	% of Total	June 28,	% of Total
	2009	Capitalization	2008	Capitalization
	(Dollars in thousands)

Short-term debt	$23,294	0.6%	$43,804	0.8%
Long-term debt	946,573	25.4	1,181,498	22.1

Total debt	969,867	26.0	1,225,302	22.9
Shareholders’ equity	2,760,857	74.0	4,134,691	77.1

Total capitalization	$3,730,724	100.0	$5,359,993	100.0

Financing Transactions

The Company has a five-year $500.0 million unsecured revolving credit facility (the “Credit Agreement”) with a syndicate of banks which expires in September 2012. Under the Credit Agreement, the Company may elect from various interest rate options, currencies and maturities. As of the end of fiscal 2009, there were $86.6 million in borrowings outstanding under the Credit Agreement included in “other long-term debt” in the consolidated financial statements. In addition, there were $1.5 million in letters of credit issued under the Credit Agreement which represent a utilization of the Credit Agreement capacity but are not recorded in the consolidated balance sheet as the letters of credit are not debt. As of the end of fiscal 2008, there were $19.7 million in borrowings outstanding and $24.3 million in letters of credit issued under the Credit Agreement.

The Company has an accounts receivable securitization program (the “Securitization Program”) with a group of financial institutions that allows the Company to sell, on a revolving basis, an undivided interest of up to $450.0 million in eligible receivables while retaining a subordinated interest in a portion of the receivables. The Securitization Program does not qualify for sale accounting and has a one year term that expires in August 2009 which has been renewed for another year on comparable terms, except for an increase in facility and borrowing costs to reflect current market conditions; however, the increase will not have a material impact on the Company’s consolidated financial statements. There were no borrowings outstanding under the Securitization Program at June 27, 2009.

During fiscal 2009, substantially all of the $300.0 million 2% Convertible Senior Debentures due March 15, 2034 were put to the Company by holders of the Debentures who exercised their right to require the Company to purchase the Debentures for cash on March 15, 2009 at the Debentures’ full principal amount plus accrued and unpaid interest. The Company paid $298.1 million plus accrued interest using cash on hand. The remaining $1.9 million of the Debentures that were not put to the Company in March were repaid on April 30, 2009.

Other notes outstanding as of the end of fiscal 2009 consisted of:

•	$300.0 million of 5.875% Notes due March 15, 2014

•	$250.0 million of 6.00% Notes due September 1, 2015

•	$300.0 million of 6.625% Notes due September 15, 2016

In addition to its primary financing arrangements, the Company has several small lines of credit in various locations to fund the short-term working capital, foreign exchange, overdraft and letter of credit needs of its wholly owned subsidiaries in Europe, Asia and Canada. Avnet generally guarantees its subsidiaries’ debt under these facilities.

Covenants and Conditions

The Securitization Program discussed previously requires the Company to maintain certain minimum interest coverage and leverage ratios as defined in the Credit Agreement (see discussion below) in order to continue utilizing the Securitization Program. The Securitization Program also contains certain covenants relating to the quality of the receivables sold. If these conditions are not met, the Company may not be able to borrow any additional funds and the financial institutions may consider this an amortization event, as defined in the agreement, which would permit the financial institutions to liquidate the accounts receivables sold to cover any outstanding borrowings. Circumstances that could affect the Company’s ability to meet the required covenants and conditions of the Securitization Program include the Company’s ongoing profitability and various other economic, market and industry factors. Management does not believe that the covenants under the Securitization Program limit the Company’s ability to pursue its intended business strategy or future financing needs. The Company was in compliance with all covenants of the Securitization Program at June 27, 2009.

The Credit Agreement discussed in Financing Transactions contains certain covenants with various limitations on debt incurrence, dividends, investments and capital expenditures and also includes financial covenants requiring the Company to maintain minimum interest coverage and leverage ratios, as defined. Management does not believe that the covenants in the Credit Agreement limit the Company’s ability to pursue its intended business strategy or future financing needs. The Company was in compliance with all covenants of the Credit Agreement as of June 27, 2009.

See Liquidity below for further discussion of the Company’s availability under these various facilities.

Liquidity

The Company had total borrowing capacity of $950.0 million at June 27, 2009 under the Credit Agreement and the Securitization Program. There were $86.6 million in borrowings outstanding and $1.5 million in letters of credit issued under the Credit Agreement resulting in $861.9 million of net availability at the end of fiscal 2009. The Company also had $943.9 million of cash and cash equivalents at June 27, 2009.

During fiscal 2009, the Company utilized approximately $314.9 million of cash and cash equivalents, net of cash acquired, for acquisitions. Although the markets have continued to be challenging, the Company expects to continue to make strategic investments through acquisition activity to the extent the investments strengthen Avnet’s competitive position and meet management’s return on capital thresholds.

The Company has no other significant financial commitments outside of normal debt and lease maturities discussed in Capital Structure and Contractual Obligations. Management believes that Avnet’s borrowing capacity, its current cash availability and the Company’s expected ability to generate operating cash flows are sufficient to meet its projected financing needs. Generally, the Company is more likely to utilize operating cash flows for working capital requirements during a high growth period in the electronic component and computer products industry. During fiscal 2009, the Company experienced weakening demand, as previously discussed in this MD&A, and in combination with the Company’s continued focus on managing working capital, the Company generated $1.1 billion of cash from operating activities during fiscal 2009. The substantial cash generation allowed the Company to use cash on hand to purchase the $300.0 million 2% Debentures in March and April 2009. Although management expects to continue to generate cash from operating activities, it does not expect to continue to generate the levels of cash from operating activities that were generated during fiscal 2009 because revenues seem to be stabilizing and working capital velocity is at appropriate levels expected for the business.

The following table highlights the Company’s liquidity and related ratios for the past two years:

COMPARATIVE ANALYSIS — LIQUIDITY

	Years Ended
	June 27,	June 28,	Percentage
	2009	2008	Change
	(Dollars in millions)

Current Assets	$5,144.3	$5,971.1	(13.8)%
Quick Assets	3,732.5	4,007.9	(6.9)
Current Liabilities	2,455.9	2,779.6	(11.6)
Working Capital(1)	2,688.4	3,191.5	(15.8)
Total Debt	969.9	1,225.3	(20.8)
Total Capital (total debt plus total shareholders’ equity)	3,730.7	5,360.0	(30.4)
Quick Ratio	1.5:1	1.4:1
Working Capital Ratio	2.1:1	2.1:1
Debt to Total Capital	26.0%	22.9%

(1)	This calculation of working capital is defined as current assets less current liabilities.

The Company’s quick assets (consisting of cash and cash equivalents and receivables) decreased 6.9% from June 28, 2008 to June 27, 2009 primarily due to the reduction of receivables. Current assets declined 13.8% due to the collection of receivables and a decline in inventory, partially offset by cash and cash equivalents which increased $303.5 million to $943.9 million at the end of fiscal 2009. Current liabilities declined 11.6% primarily due to payments of accounts payable which is consistent with the decline in inventory levels. As a result of the factors noted above, total working capital decreased by 15.8% during fiscal 2009. Total debt decreased by 20.8% since the end of fiscal 2008 primarily due to the extinguishment of $300.0 million of the 2% Debentures. Total capital decreased 30.4% since the end of fiscal 2008 and the debt to capital ratio increased to 26.0% primarily as a result of the non-cash impairment charges recognized in fiscal 2009 as discussed previously in this MD&A.

Long-Term Contractual Obligations

The Company has the following contractual obligations outstanding as of June 27, 2009 (in millions):

		Due in Less	Due in	Due in	Due After
	Total	Than 1 Year	1-3 Years	4-5 Years	5 Years

Long-term debt, including amounts due within one year(1)	$972.2	$23.3	$3.1	$395.5	$550.3
Operating leases	$265.3	$77.2	$102.1	$54.5	$31.5

(1)	Excludes discount on long-term notes.

At June 27, 2009, the Company had a liability for income tax contingencies (or unrecognized tax benefits) of $135.9 million which is not included in the above table. Cash payments associated with the remaining liability cannot reasonably be estimated as it is difficult to estimate the timing and amount of tax settlements. The Company does not currently have any material commitments for capital expenditures.

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

The following table sets forth the scheduled maturities of the Company’s debt outstanding at June 27, 2009 (dollars in millions):

	Fiscal Year
	2010	2011	2012	2013	2014	Thereafter	Total

Liabilities:
Fixed rate debt(1)	$2.1	$1.9	$1.2	$1.1	$301.2	$550.3	$857.8
Floating rate debt	$21.2	$—	$—	$93.2	$—	$—	$114.4

(1)	Excludes discounts on long-term notes.

The following table sets forth the carrying value and fair value of the Company’s debt at June 27, 2009 (dollars in millions):

	Carrying Value at	Fair Value at	Carrying Value at	Fair Value at
	June 27, 2009	June 27, 2009	June 28, 2008	June 28, 2008

Liabilities:
Fixed rate debt(1)	$857.8	$806.6	$1,166.7	$1,145.5
Average interest rate	6.2%		5.1%
Floating rate debt	$114.4	$114.4	$61.3	$61.3
Average interest rate	0.9%		2.5%

(1)	Excludes discounts and premiums on long-term notes.

Many of the Company’s subsidiaries, on occasion, purchase and sell products in currencies other than their functional currencies. This subjects the Company to the risks associated with fluctuations in foreign currency exchange rates. The Company reduces this risk by utilizing natural hedging (offsetting receivables and payables) as well as by creating offsetting positions through the use of derivative financial instruments, primarily forward foreign exchange contracts with maturities of less than sixty days. The Company continues to have exposure to foreign currency risks to the extent they are not hedged. The Company adjusts all foreign denominated balances and any outstanding foreign exchange contracts to fair market value through the consolidated statements of operations. Therefore, the market risk related to foreign exchange contracts is offset by changes in valuation of the underlying items being hedged. The asset or liability representing the fair value of foreign exchange contracts is classified in the captions “other current assets” or “accrued expenses and other,” as applicable, in the accompanying consolidated balance sheets. A hypothetical 10% change in currency exchange rates under the contracts outstanding at June 27, 2009 would result in an increase or decrease of approximately $6.3 million to the fair value of the forward foreign exchange contracts, which would generally be offset by an opposite effect on the related hedged positions.

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

During the fourth quarter of fiscal 2009, there were no changes to the Company’s internal control over financial reporting (as defined in Rule 13a-15(f) of the Exchange Act) that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

Management’s Report on Internal Control Over Financial Reporting

The Company’s management, including its Chief Executive Officer and Chief Financial Officer, is responsible for establishing and maintaining adequate internal control over financial reporting as defined in Rules 13a-15(f) and 15(d)-15(f) under the Exchange Act. The Company’s internal control over financial reporting is designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles in the United States of America. Because of inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, controls may become inadequate because of changes in conditions, or the degree of compliance with the policies or procedures may deteriorate. Management conducted an evaluation of the effectiveness of the Company’s internal control over financial reporting as of June 27, 2009. In making this assessment, management used the framework established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and concluded that the Company maintained effective internal control over financial reporting as of June 27, 2009.

The Company’s independent registered public accounting firm, KPMG LLP, has audited the effectiveness of the Company’s internal controls over financial reporting as of June 27, 2009, as stated in its audit report which is included herein.

Item 9B.	Other Information

Not applicable.

PART III

Item 10.	Directors, Executive Officers and Corporate Governance

The information called for by Item 10 is incorporated in this Report by reference to the Company’s definitive proxy statement relating to the Annual Meeting of Stockholders anticipated to be held on November 5, 2009.

Item 11.	Executive Compensation

The information called for by Item 11 is incorporated in this Report by reference to the Company’s definitive proxy statement relating to the Annual Meeting of Stockholders anticipated to be held on November 5, 2009.

Item 12.  Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The information called for by Item 12 is incorporated in this Report by reference to the Company’s definitive proxy statement relating to the Annual Meeting of Stockholders anticipated to be held on November 5, 2009.

Item 13.  Certain Relationships and Related Transactions, and Director Independence

The information called for by Item 13 is incorporated in this Report by reference to the Company’s definitive proxy statement relating to the Annual Meeting of Stockholders anticipated to be held on November 5, 2009.

Item 14.	Principal Accounting Fees and Services

The information called for by Item 14 is incorporated in this Report by reference to the Company’s definitive proxy statement relating to the Annual Meeting of Stockholders anticipated to be held on November 5, 2009.

PART IV

Item 15.	Exhibits and Financial Statement Schedules

a. The following documents are filed as part of this Report:

		Page

1.	Consolidated Financial Statements:
	Report of Independent Registered Public Accounting Firm	39
	Avnet, Inc. and Subsidiaries Consolidated Financial Statements:
	Consolidated Balance Sheets at June 27, 2009, and June 28, 2008	41
	Consolidated Statements of Operations for the years ended June 27, 2009, June 28, 2008 and June 30, 2007	42
	Consolidated Statements of Shareholders’ Equity for the years ended June 27, 2009, June 28, 2008 and June 28, 2007	43
	Consolidated Statements of Cash Flows for the years ended June 27, 2009, June 28, 2008 and June 28, 2007	44
	Notes to Consolidated Financial Statements	45
2.	Financial Statement Schedules:
	Schedule II (Valuation and Qualifying Accounts) for the years ended June 27, 2009, June 28, 2008 and June 30, 2007	77
	Schedules other than that above have been omitted because they are not applicable or the required information is shown in the financial statements or notes thereto
3.	Exhibits — The exhibit index for this Report can be found on pages 78 to 82.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

AVNET, INC.
(Registrant)

By:	/s/ ROY VALLEE
Roy Vallee,
Chairman of the Board, Chief Executive
Officer and Director

KNOW ALL MEN BY THESE PRESENTS, that each person whose signature appears below hereby authorizes and appoints each of Roy Vallee and Raymond Sadowski his or her attorneys-in-fact, for him or her in any and all capacities, to sign any amendments to this Report, and to file the same, with exhibits thereto, and other documents in connection therewith, with the Securities and Exchange Commission, hereby ratifying and confirming all that said attorneys-in-fact, or their substitute, may do or cause to be done by virtue hereof.

Date: August 25, 2009

Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the Registrant and in the capacities indicated on August 25, 2009.

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

We have audited the accompanying consolidated balance sheets of Avnet, Inc. and subsidiaries (the Company) as of June 27, 2009 and June 28, 2008, and the related consolidated statements of operations, shareholders’ equity, and cash flows for each of the years in the three-year period ended June 27, 2009. In connection with our audits of the consolidated financial statements, we have also audited the financial statement schedule for each of the years in the three-year period ended June 27, 2009, as listed in the accompanying index. We also have audited the Company’s internal control over financial reporting as of June 27, 2009, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). The Company’s management is responsible for these consolidated financial statements, for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on these consolidated financial statements and an opinion on the Company’s internal control over financial reporting based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Avnet, Inc. and subsidiaries as of June 27, 2009 and June 28, 2008, and the results of their operations and their cash flows for each of the years in the three-year period ended June 27, 2009, in conformity with U.S. generally accepted accounting principles. Also in our opinion, the related financial statement schedule for each of the years in the three-year period ended June 27, 2009, when considered in relation to the basic consolidated financial statement taken as a whole, presents fairly, in all material respects, the information set forth therein. Furthermore, in our opinion, Avnet, Inc. maintained, in all material respects, effective internal control over financial reporting as of June 27, 2009, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.

As discussed in Note 9 to the consolidated financial statements, on July 1, 2007, the Company adopted the provisions of Financial Accounting Standards Board Interpretation No. 48, Accounting for Uncertainty in Income Taxes — an interpretation of FASB Statement No. 109. No. 48, Accounting for Uncertainty in Income Taxes — an interpretation of FASB Statement No. 109.

/s/ KPMG LLP

Phoenix, Arizona
August 24, 2009

AVNET, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

	June 27,	June 28,
	2009	2008
	(Thousands, except share amounts)

ASSETS
Current assets:
Cash and cash equivalents	$943,921	$640,449
Receivables, less allowances of $85,477 and $76,690, respectively (Note 3)	2,618,697	3,367,443
Inventories	1,411,755	1,894,492
Prepaid and other current assets	169,879	68,762

Total current assets	5,144,252	5,971,146
Property, plant and equipment, net (Note 5)	305,682	227,187
Goodwill (Notes 2 and 6)	550,118	1,728,904
Other assets	273,464	272,893

Total assets	$6,273,516	$8,200,130

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Borrowings due within one year (Note 7)	$23,294	$43,804
Accounts payable	1,957,993	2,293,243
Accrued expenses and other (Note 8)	474,573	442,545

Total current liabilities	2,455,860	2,779,592
Long-term debt, less due within one year (Note 7)	946,573	1,181,498
Other long-term liabilities (Note 9 and 10)	110,226	104,349

Total liabilities	3,512,659	4,065,439

Commitments and contingencies (Notes 11 and 13)
Shareholders’ equity (Notes 4, 12 and 14):
Common stock $1.00 par; authorized 300,000,000 shares; issued 151,099,000 shares and 150,417,000 shares, respectively	151,099	150,417
Additional paid-in capital	1,135,334	1,122,852
Retained earnings	1,257,261	2,379,723
Accumulated other comprehensive income (Note 4)	218,094	482,178
Treasury stock at cost, 32,306 shares and 18,286 shares, respectively	(931)	(479)

Total shareholders’ equity	2,760,857	4,134,691

Total liabilities and shareholders’ equity	$6,273,516	$8,200,130

See notes to consolidated financial statements

AVNET, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

	Years Ended
	June 27,	June 28,	June 30,
	2009	2008	2007
	(Thousands, except per share amounts)

Sales	$16,229,896	$17,952,707	$15,681,087
Cost of sales	14,206,903	15,638,991	13,632,468

Gross profit	2,022,993	2,313,716	2,048,619
Selling, general and administrative expenses	1,531,813	1,564,391	1,362,993
Impairment charges (Note 6)	1,411,127	—	—
Restructuring, integration and other charges (Note 17)	99,342	38,942	7,353

Operating income (loss)	(1,019,289)	710,383	678,273
Other income (expense), net	(11,622)	20,954	9,876
Interest expense	(66,481)	(72,285)	(77,172)
Gain on sale of assets (Note 2 and 5)	14,318	49,903	3,000
Debt extinguishment costs (Note 7)	—	—	(27,358)

Income (loss) before income taxes	(1,083,074)	708,955	586,619
Income tax provision (Note 9)	39,388	209,874	193,552

Net income (loss)	$(1,122,462)	$499,081	$393,067

Net earnings (loss) per share (Note 14):
Basic	$(7.44)	$3.32	$2.65

Diluted	$(7.44)	$3.27	$2.63

Shares used to compute earnings (loss) per share (Note 14):
Basic	150,898	150,250	148,032

Diluted	150,898	152,420	149,613

See notes to consolidated financial statements

AVNET, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY
Years Ended June 27, 2009, June 28, 2008 and June 30, 2007

				Accumulated
		Additional		Other		Total
	Common	Paid-In	Retained	Comprehensive	Treasury	Shareholders’
	Stock	Capital	Earnings	Income	Stock	Equity
			(Thousands)

Balance at July 1, 2006	146,667	$1,010,336	$1,487,575	$186,876	$(271)	$2,831,183
Net income	—	—	393,067	—	—	393,067
Translation adjustments (Note 4)	—	—	—	83,094	—	83,094
Pension liability adjustment, net of tax of $4,181(Notes 4, 10 and 15)	—	—	—	6,539	—	6,539

Comprehensive income (Note 4)						482,700

Stock option and incentive programs, including related tax benefits of $15,597	3,159	83,874	—	—	(271)	86,762

Balance, June 30, 2007	149,826	1,094,210	1,880,642	276,509	(542)	3,400,645
Net income	—	—	499,081	—	—	499,081
Translation adjustments (Note 4)	—	—	—	222,551	—	222,551
Pension liability adjustment, net of tax of $10,901 (Notes 4, 10 and 15)	—	—	—	(16,882)	—	(16,882)

Comprehensive income (Note 4)						704,750

Stock option and incentive programs, including related tax benefits of $3,840	591	28,642	—	—	63	29,296

Balance, June 28, 2008	150,417	1,122,852	2,379,723	482,178	(479)	4,134,691
Net loss	—	—	(1,122,462)	—	—	(1,122,462)
Translation adjustments (Note 4)	—	—	—	(237,903)	—	(237,903)
Pension liability adjustment, net of tax of $16,767 (Notes 4, 10 and 15)	—	—	—	(26,181)	—	(26,181)

Comprehensive loss (Note 4)						(1,386,546)

Stock option and incentive programs, including related tax benefits of $653	682	12,482	—	—	(452)	12,712

Balance, June 27, 2009	151,099	$1,135,334	$1,257,261	$218,094	$(931)	$2,760,857

See notes to consolidated financial statements

AVNET, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Years Ended
	June 27,	June 28,	June 30,
	2009	2008	2007
	(Thousands)

Cash flows from operating activities:
Net income (loss)	$(1,122,462)	$499,081	$393,067
Non-cash and other reconciling items:
Depreciation and amortization	66,072	59,233	53,775
Deferred income taxes (Note 9)	(88,143)	107,148	99,604
Stock-based compensation (Note 12)	18,269	25,389	24,250
Impairment charges (Note 6)	1,411,127	—	—
Gain on sale of assets, net (Note 2 and 5)	(14,318)	(49,903)	(3,000)
Other, net (Note 15)	38,414	24,192	30,745
Changes in (net of effects from business acquisitions):
Receivables	709,908	46,100	(129,351)
Inventories	483,453	36,453	53,678
Accounts payable	(375,509)	(123,348)	262,192
Accrued expenses and other, net	(8,776)	(170,728)	(60,321)

Net cash flows provided by operating activities	1,118,035	453,617	724,639

Cash flows from financing activities:
Issuance of notes in public offerings, net of issuance costs (Note 7)	—	—	593,169
Repayment of notes (Note 7)	(300,000)	—	(505,035)
Repayment of bank debt, net (Note 7)	(90,444)	(22,428)	(122,999)
Repayment of other debt, net (Note 7)	(16,361)	(19,500)	(780)
Other, net (Note 12)	1,564	8,881	69,512

Net cash flows (used for) provided by financing activities	(405,241)	(33,047)	33,867

Cash flows from investing activities:
Purchases of property, plant and equipment	(110,219)	(89,657)	(58,782)
Cash proceeds from sales of property, plant and equipment	13,157	12,061	2,774
Acquisitions of operations, net of cash acquired (Note 2)	(314,941)	(369,385)	(433,231)
Cash proceeds from divestiture activities (Note 2)	14,318	68,601	3,445

Net cash flows used for investing activities	(397,685)	(378,380)	(485,794)

Effect of exchange rate changes on cash and cash equivalents	(11,637)	40,909	7,925

Cash and cash equivalents:
— increase	303,472	83,099	280,637
— at beginning of year	640,449	557,350	276,713

— at end of year	$943,921	$640,449	$557,350

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

Long-lived assets — Long-lived assets are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of the assets may not be recoverable. An impairment is recognized when the estimated undiscounted cash flows expected to result from the use of the asset and its eventual disposition is less than its carrying amount. An impairment is measured as the amount by which an asset’s net book value exceeds its estimated fair value. The Company continually evaluates the carrying value and the remaining economic useful life of all long-lived assets and will adjust the carrying value and the related depreciation and amortization period if and when appropriate. As a result of the goodwill impairment charges recognized in fiscal 2009 (see Note 6), the Company evaluated the recoverability of its long-lived assets at each of the reporting units where goodwill was deemed to be impaired. Based upon this evaluation, the Company determined that certain of its amortizable intangible assets were impaired and recognized a non-cash intangible asset impairment charge of $31,393,000 million pre- and after tax and $0.21 per share in fiscal 2009.

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

AVNET, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

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

During fiscal 2009, the Company recognized goodwill impairment charges of $1,379,734,000 pre-tax, $1,345,590,000 after tax and $8.92 per share as a result of an interim test performed as of the end of December 27, 2008 as well as the annual impairment test in the fourth quarter of fiscal 2009. The non-cash charge had no impact on the Company’s compliance with debt covenants, its cash flows or available liquidity, but did have a material impact on its consolidated financial statements. The Company’s annual impairment tests in fiscal 2008 and 2007 yielded no impairments to the carrying value of the Company’s goodwill.

Foreign currency translation — The assets and liabilities of foreign operations are translated into U.S. dollars at the exchange rates in effect at the balance sheet date, with the related translation adjustments reported as a separate component of shareholders’ equity and comprehensive income. Results of operations are translated using the average exchange rates prevailing throughout the period. Transactions denominated in currencies other than the functional currency of the Avnet business unit that is party to the transaction (primarily trade receivables and payables) are translated at exchange rates in effect at the balance sheet date or upon settlement of the transaction. Gains and losses from such translation are recorded in the consolidated statements of operations as a component of “other income, net.” In fiscal 2009, 2008 and 2007, gains or losses on foreign currency translation were not material.

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

No provision for U.S. income taxes has been made for approximately $1,536,051,000 of cumulative unremitted earnings of foreign subsidiaries at June 27, 2009 because those earnings are expected to be permanently reinvested outside the U.S. A hypothetical calculation of the deferred tax liability, assuming that earnings were remitted, is not practicable.

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

AVNET, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Revenue recognition  — Revenue from product sales is recognized when persuasive evidence of an arrangement exists, delivery has occurred or services have been rendered, the sales price is fixed or determinable and collectibility is reasonably assured. Generally, these criteria are met upon shipment to customers. Most of the Company’s product sales come from product Avnet purchases from a supplier and holds in inventory. A portion of the Company’s sales are shipments of product directly from its suppliers to its customers. In such circumstances, Avnet negotiates the price with the customer, pays the supplier directly for the product shipped and bears credit risk of collecting payment from its customers. Furthermore, in such drop-shipment arrangements, Avnet bears responsibility for accepting returns of product from the customer even if Avnet, in turn, has a right to return the product to the original supplier if the product is defective. Under these terms, the Company serves as the principal with the customer and, therefore, recognizes the sale and cost of sale of the product upon receiving notification from the supplier that the product has shipped.

In addition, the Company has more limited contractual relationships with certain of its customers and suppliers whereby Avnet assumes an agency relationship in the transaction. In such arrangements, the Company recognizes the fee associated with serving as an agent in sales with no associated cost of sales.

During the third quarter of fiscal 2007, in conjunction with the acquisition of Access (see Note 2) and reflecting recent industry trends, the Company reviewed its method of recording revenue related to the sales of supplier service contracts and determined that such sales were to be classified on a net revenue basis rather than on a gross basis beginning the third quarter of fiscal 2007. Although this change reduced sales and cost of sales for the Technology Solutions (“TS”) operating group and on a consolidated basis, it had no impact on operating income, net income, cash flow or the balance sheet. The impact of this change on prior periods is that sales and cost of sales would have been reduced by $214,417,000, or 2.8%, for the first half of fiscal 2007 which is the period in fiscal 2007 before the change was effective.

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

Stock-based compensation — The Company measures share-based payments, including grants of employee stock options, at fair value and recognizes the associated expense in the consolidated statement of operations over the service period (see Note 12).

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

AVNET, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Fair value of financial instruments — The Company measures financial assets and liabilities at fair value based upon exit price, representing the amount that would be received on the sale of an asset or paid to transfer a liability, in an orderly transaction between market participants. Accounting standards require inputs used in valuation techniques for measuring fair value on a recurring or non-recurring basis be assigned to a hierarchical level as follows: Level 1 are observable inputs that reflect quoted prices for identical assets or liabilities in active markets. Level 2 are observable market-based inputs or unobservable inputs that are corroborated by market data and Level 3 are unobservable inputs that are not corroborated by market data. The carrying amounts of the Company’s financial instruments, including cash and cash equivalents, receivables and accounts payable approximate their fair values at June 27, 2009 due to the short-term nature of these instruments. As at June 27, 2009, the Company had $463,403,000 of cash equivalents which are recorded based upon level 1 criteria. See Note 7 for further discussion of the fair value of the Company’s fixed rate long-term debt instruments and see Investments in this Note 1 for further discussion of the fair value of the Company’s investments in unconsolidated entities.

Derivative financial instruments — Many of the Company’s subsidiaries, on occasion, purchase and sell products in currencies other than their functional currencies. This subjects the Company to the risks associated with fluctuations in foreign currency exchange rates. The Company reduces this risk by utilizing natural hedging (offsetting receivables and payables) as well as by creating offsetting positions through the use of derivative financial instruments, primarily forward foreign exchange contracts with maturities of less than sixty days. The Company continues to have exposure to foreign currency risks to the extent they are not hedged. The Company adjusts all foreign denominated balances and any outstanding foreign exchange contracts to fair market value through the consolidated statements of operations. Therefore, the market risk related to the foreign exchange contracts is offset by the changes in valuation of the underlying items being hedged. The asset or liability representing the fair value of foreign exchange contracts, based upon level 2 criteria under the fair value measurements standards, is classified in the captions “other current assets” or “accrued expenses and other,” as applicable, in the accompanying consolidated balance sheets and were not material. In addition, the Company did not have material gains or losses related to the forward contracts which are recorded in “other income (expense), net” in the accompanying consolidated statements of operations.

The Company has, from time to time, entered into hedge transactions that convert certain fixed rate debt to variable rate debt. To the extent the Company enters into such hedge transactions, those fair value hedges and the hedged debt are adjusted to current market values through interest expense.

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

Subsequent events — The Company evaluates events and transactions for subsequent events that occur after its fiscal year end, or after quarter end for interim periods, through the date the consolidated financial statements are issued. The Company made its subsequent events evaluation through the date these consolidated financial statements were issued.

Fiscal year — The Company operates on a “52/53 week” fiscal year, which ends on the Saturday closest to June 30th. Fiscal 2009, 2008 and 2007 all contained 52 weeks. Unless otherwise noted, all references to “fiscal 2009” or any other “year” shall mean the Company’s fiscal year.

Management estimates — The preparation of financial statements in conformity with U.S. generally accepted accounting principles requires management to make estimates and assumptions that affect certain reported amounts of assets and liabilities, disclosure of contingent assets and liabilities at the date of the financial statements and the

AVNET, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

Recent accounting pronouncements — In June 2009, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards (“SFAS”) 168, The FASB Accounting Standards CodificationTM and the Hierarchy of Generally Accepted Accounting Principles (“SFAS 168”), which establishes the FASB Accounting Standards CodificationTM as the single source of authoritative US GAAP, organized by topic, and creates a new referencing system to identify authoritative literature such that references to SFAS, EITF, etc. will no longer be valid. The Codification does not create any new GAAP standards. In addition, the Securities and Exchange Commission (“SEC”) rules and releases will remain as sources of authoritative US GAAP for SEC registrants. SFAS 168 will be effective for the Company’s first quarter of fiscal 2010 and is not expected to have a material impact on the Company’s consolidated financial statements.

In June 2009, the FASB issued SFAS 167, Amendments to FASB Interpretation No. 46(R) (“SFAS 167”), which changes the analysis required to determine controlling interest in variable interest entities and requires additional disclosures regarding a company’s involvement with such entities. SFAS 167 is effective beginning the Company’s fiscal year 2011. The adoption of SFAS 167 is not expected to have a material impact on the Company’s consolidated financial statements.

In June 2009, the FASB issued SFAS 166, Accounting for Transfers of Financial Assets, which eliminates the concept of qualifying special purpose entities, limits the number of financial assets and liabilities that qualify for derecognition, and requires additional disclosures. SFAS 166 is effective beginning the Company’s fiscal year 2011. The adoption of SFAS 167 is not expected to have a material impact on the Company’s consolidated financial statements.

In May 2009, the FASB issued SFAS 165, Subsequent Events (“SFAS 165”), which establishes the general standards of accounting for and disclosure of events that occur after the balance sheet date but before financial statements are issued. SFAS 165 is effective for interim and fiscal years ending after June 15, 2009, which is the Company’s fourth quarter of fiscal 2009. The adoption of SFAS 165 did not have a material impact on the Company’s consolidated financial statements.

In April 2009, the FASB issued FSP 141R-1, Accounting for Assets Acquired and Liabilities Assumed in a Business Combination that Arise from Contingencies” (“FSP 141R”). FSP 141R-1 amends and clarifies SFAS 141R to address application issues associated with initial recognition and measurement, subsequent measurement and accounting, and disclosure of assets and liabilities arising from contingencies in a business combination. FSP 141R-1 is effective beginning in the Company’s fiscal year 2010. The adoption of FSP 141R-1 is not expected to have a material impact on the Company’s consolidated financial statements.

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

In May 2008, the FASB issued FSP Accounting Principles Board 14-1 Accounting for Convertible Debt Instruments That May Be Settled in Cash upon Conversion (Including Partial Cash Settlement) (“FSP APB 14-1”). FSP APB 14-1 requires the issuer of certain convertible debt instruments that may be settled in cash (or other assets) on conversion to separately account for the liability (debt) and equity (conversion option) components of the instrument in a manner that reflects the issuer’s non-convertible debt borrowing rate. FSP APB 14-1 is effective for fiscal years beginning after December 15, 2008 on a retrospective basis, and as such, will be effective beginning in the Company’s fiscal year 2010. As of April 30, 2009, the 2% Senior Debentures, to which this pronouncement would have applied, were extinguished. Therefore, the adoption of FSP APB 14-1 will not have a significant impact

AVNET, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

on the Company’s fiscal 2010 consolidated financial statements; however, it will have an impact on its previously reported consolidated financial statements due to the required retrospective application in periods when the Debentures were outstanding.

In March 2008, the FASB issued SFAS No. 161 Disclosures about Derivative Instruments and Hedging Activities — an amendment of FASB Statement No. 133 (“SFAS 161”). SFAS 161 requires enhanced disclosures about the objectives of derivative instruments and hedging activities, the method of accounting for such instruments under SFAS 133 and its related interpretations, and a tabular disclosure of the effects of such instruments and related hedged items on an entity’s financial position, financial performance and cash flows. SFAS 161 is effective for periods beginning after November 15, 2008, and as such, was effective beginning in the Company’s third quarter of fiscal year 2009. The adoption of SFAS 161 did not have a material impact on the Company’s consolidated financial statements.

In December 2007, the FASB issued SFAS No. 141 (revised 2007) Business Combinations (“SFAS 141R”). SFAS 141R establishes the requirements for how an acquirer recognizes and measures the identifiable assets acquired, the liabilities assumed, any non-controlling interest in the acquiree and the goodwill acquired. SFAS 141R requires acquisition costs be expensed instead of capitalized as is required currently under SFAS 141 and also establishes disclosure requirements for business combinations. SFAS 141R applies to business combinations for which the acquisition date is on or after fiscal years beginning on or after December 15, 2008, and as such, SFAS 141R is effective beginning in the Company’s fiscal year 2010. The adoption of SFAS 141R may have an impact to the Company’s consolidated statement of operations based upon the Company’s level of acquisition activity.

In December 2007, the FASB issued SFAS No. 160 Non-controlling Interests in Consolidated Financial Statements — an amendment to ARB No. 51 (“SFAS 160”). SFAS 160 will change the accounting and reporting for minority interests, which will now be termed “non-controlling interests.” SFAS 160 requires non-controlling interests to be presented as a separate component of equity and requires the amount of net income attributable to the parent and to the non-controlling interest to be separately identified on the consolidated statement of operations. SFAS 160 is effective for fiscal years beginning on or after December 15, 2008, and as such, will be effective beginning in the Company’s fiscal year 2010. The Company does not currently have any material non-controlling interests, as such, the adoption of SFAS 160 is not expected to have an impact on the Company’s consolidated financial statements.

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

AVNET, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

2.  Acquisitions, divestitures and investments

Fiscal 2009

During the third quarter of fiscal 2009, the Company completed its acquisitions of Abacus Group plc (“Abacus”) and Nippon Denso Industry Co. Ltd. (“Nippon Denso”). Abacus was a value-added distributor of computer components in Europe with sales of approximately £279 million (approximately $400 million) in its fiscal year ended September 2008, and was acquired for an all cash price of £0.55 per share which equates to a transaction value of approximately £97.9 million ($141.6 million) including the assumption of estimated net debt. Abacus is reported as part of the Electronics Marketing (“EM”) EMEA reporting unit. Nippon Denso was a Tokyo-based, value-added distributor of electronic components with established design and engineering expertise with annual sales of JPY16.1 billion (approximately $180 million based upon foreign currency exchange rates at the date of close) for its fiscal year ended March 31, 2008 and is reported as part of the EM Asia reporting unit. Also in the third quarter of fiscal 2009, the Company entered into a joint venture with Sanko Holding Group to distribute servers, storage, workstations and computer components in Turkey. Avnet has more than a 50% controlling interest and, as a result, the venture is consolidated in the accompanying consolidated financial statements. The joint venture, Avnet Technology Solutions Sanayi ve Ticaret A.S., is reported as part of the operations of Technology Solutions (“TS”) EMEA reporting unit.

During the first quarter of fiscal 2009, the Company completed its acquisition of Horizon Technology Group plc in an all cash transaction for €1.18 per share, or approximately $160.5 million including the assumption of net debt. Horizon is a leading technical integrator and distributor of information technology products in the UK and Ireland with sales of €295 million (approximately $400 million) for the twelve months ended June 30, 2008. The acquired business is reported as part of the TS EMEA reporting unit. The Company also completed two smaller acquisitions in July 2008, Source Electronics Corporation with annualized revenue of approximately $82 million which is reported as part of the EM Americas reporting unit, and Ontrack Solutions Pvt. Ltd. with annualized revenue of approximately $13 million which is reported as part of the TS Asia reporting unit.

During fiscal 2009, the Company recognized a gain on the sale of assets amounting to $14,318,000 pre-tax, $8,727,000 after tax and $0.06 per share as a result of certain earn-out provisions associated with the prior sale of the Company’s equity investment in Calence LLC.

Fiscal 2008

On March 31, 2008 (the beginning of the fiscal fourth quarter), the Company acquired UK-based Azzurri Technology Ltd., a design-in distributor of semiconductor and embedded systems products which had annual revenues of approximately $100 million. The acquisition is reported as part of the EM EMEA reporting unit.

On December 31, 2007 (the beginning of the fiscal third quarter), the Company acquired YEL Electronics Hong Kong Ltd., a distributor of interconnect, passive and electromechanical components in Asia. The acquired business, which had annual revenues of approximately $200 million, is reported as part of the EM Asia reporting unit.

On December 17, 2007, the Company completed its acquisition of the IT Solutions division of Acal plc Ltd. The Acal IT Solutions division is a leading value-added distributor of storage area networking, secure networking and electronic document management products and services, with operations in six European countries and had annual revenues of approximately $200 million. Acal is reported as part of the TS EMEA reporting unit.

On October 8, 2007, the Company completed its acquisition of the European Enterprise Infrastructure division of value-added distributor Magirus Group. The division acquired is a distributor of servers, storage systems, software and services of IBM and Hewlett-Packard to resellers in seven European countries and Dubai and which had annual revenues of approximately $500 million. The acquisition is reported as part of the TS EMEA reporting unit.

AVNET, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

In addition to the acquisitions mentioned above, the Company also acquired several smaller businesses during fiscal 2008 with an aggregate of annual revenues of approximately $110 million.

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

On December 31, 2006, the first day of Avnet’s third quarter of fiscal 2007, the Company completed the acquisition of Access Distribution (“Access”), a leading value-added distributor of complex computing solutions, which had sales of approximately $1.90 billion in calendar year 2006. The purchase price of $437,554,000 was funded primarily with debt plus cash on hand. The Access business is reported as part of the TS Americas and EMEA operations.

Unaudited pro forma results

Unaudited pro forma financial information is presented below as if the acquisition of Access occurred at the beginning of fiscal 2007. The pro forma information presented below does not purport to present what the actual results would have been had the acquisition in fact occurred at the beginning of fiscal 2007, nor does the information project results for any future period. Further, the pro forma results exclude any benefits that may result from the acquisition due to synergies that were derived from the elimination of any duplicative costs (in thousands, except per share data).

Pro Forma Results
Fiscal 2007

Pro forma sales	$16,603,628
Pro forma operating income	714,890
Pro forma net income	406,881
Pro forma diluted earnings per share	$2.72

Combined results for Avnet and Access were adjusted for the following in order to create the unaudited pro forma results in the table above:

•	$2,598,000 pre-tax, $1,741,000 after tax and $0.01 per diluted share for amortization expense relating to intangible assets written off upon acquisition.

•	$10,429,000 pre-tax, $6,988,000 after tax and $0.05 per diluted share for interest expense relating to borrowings used to fund the acquisition. For the pro forma results presented above, the borrowings were assumed to be outstanding for the entire period presented above.

Acquisition-related exit activity accounted for in purchase accounting

During fiscal 2007 and 2006, the Company recorded certain exit-related liabilities through purchase accounting which consisted of severance for workforce reductions, non-cancelable lease commitments and lease

AVNET, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

termination charges for leased facilities, and other contract termination costs associated with the exit activities. The following table summarizes the utilization of these reserves during fiscal 2009:

	FY 2007	FY 2006	Total
	(Thousands)

Balance at June 28, 2008	$1,937	$10,301	$12,238
Amounts utilized	(1,047)	(2,342)	(3,389)
Adjustments	—	(291)	(291)
Other, principally foreign currency translation	(192)	(49)	(241)

Balance at June 27, 2009	$698	$7,619	$8,317

As of June 27, 2009, the remaining fiscal 2007 reserves related primarily to facility exit costs which management expects to be utilized by fiscal 2013. The remaining fiscal 2006 reserves related primarily to facility exit costs and other contractual lease obligations which are expected to be substantially utilized by the end of fiscal 2013.

3.	Accounts receivable securitization

The Company has an accounts receivable securitization program (the “Program”) with a group of financial institutions that allows the Company to sell, on a revolving basis, an undivided interest of up to $450,000,000 in eligible U.S. receivables while retaining a subordinated interest in a portion of the receivables. Financing under the Program does not qualify as off-balance sheet financing. As a result, the receivables and related debt obligation remain on the Company’s consolidated balance sheet as amounts are drawn on the Program. The Program had a one year term expiring at the end of August 2009 which the Company has renewed for another year on comparable terms, except for an increase in facility and borrowing costs to reflect current market conditions; however, the increase will not have a material impact on the Company’s consolidated financial statements. There were no amounts outstanding under the Program as of June 27, 2009 or June 28, 2008. Expenses associated with the Program, which were not material in the past three fiscal years, consisted of program, facility and professional fees recorded in selling, general and administrative expenses in the accompanying consolidated statements of operations.

4.	Comprehensive income (loss)

The following table illustrates the accumulated balances of comprehensive income items at June 27, 2009, June 28, 2008 and June 30, 2007:

	June 27,	June 28,	June 30,
	2009	2008	2007
	(Thousands)

Accumulated translation adjustments, net	$290,846	$528,749	$306,198
Accumulated pension liability adjustments, net of income taxes	(72,752)	(46,571)	(29,689)

Total	$218,094	$482,178	$276,509

AVNET, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

5.  Property, plant and equipment, net

Property, plant and equipment are recorded at cost and consist of the following:

	June 27,	June 28,
	2009	2008
	(Thousands)

Land	$19,951	$5,488
Buildings	121,751	90,728
Machinery, fixtures and equipment	680,069	611,956
Leasehold improvements	54,586	57,737

	876,357	765,909
Less — accumulated depreciation and amortization	(570,675)	(538,722)

	$305,682	$227,187

Depreciation and amortization expense related to property, plant and equipment was $50,653,000, $49,171,000 and $43,734,000 in fiscal 2009, 2008 and 2007, respectively.

During fiscal 2008, the Company sold a building in the EMEA region and recorded a gain of $4,477,000 pre- and after tax and $0.03 per share on a diluted basis. Due to local tax allowances, the gain on the building sale was not taxable.

6.	Goodwill and intangible assets

The following table presents the carrying amount of goodwill, by reportable segment, for the periods presented:

	Electronics	Technology
	Marketing	Solutions	Total

Carrying value at June 28, 2008	$1,141,792	$587,112	$1,728,904
Additions	158,186	152,138	310,324
Goodwill impairment	(1,045,110)	(334,624)	(1,379,734)
Adjustments	(9,066)	(43,278)	(52,344)
Foreign currency translations	(5,414)	(51,618)	(57,032)

Carrying value at June 27, 2009	$240,388	$309,730	$550,118

The Company performs its annual goodwill impairment test on the first day of its fiscal fourth quarter. In addition, if and when events or circumstances change that would more likely than not reduce the fair value of any of its reporting units below its carrying value, an interim test would be performed. During fiscal 2009, the Company recognized goodwill and intangible asset impairment charges of $1,411,127,000 pre-tax, $1,376,983,000 after tax and $9.13 per share resulting from an interim impairment test performed at the end of the second quarter and from the annual impairment test performed during the fourth quarter of fiscal 2009. The non-cash charge had no impact on the Company’s compliance with debt covenants, its cash flows or available liquidity, but did have a material impact on its consolidated financial statements.

Interim impairment test

Since the end of September 2008, the Company’s market capitalization declined steadily. While the decline in market capitalization was relatively in line with the decline in the overall market, it fell significantly below book value during the second quarter due primarily to the global economic downturn’s impact on the Company’s performance and the turmoil in the equity markets. During the second quarter of fiscal 2009, the Company

AVNET, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

performed an interim analysis to determine the impairment of goodwill and other intangible assets as of December 27, 2008. The results of the analysis indicated that the fair values of four of the Company’s six reporting units were below their carrying values as of the end of the second quarter of fiscal 2009. Accordingly, the Company recognized a non-cash goodwill impairment charge of $1,317,452,000 pre-tax, $1,283,308,000 after-tax and $8.51 per share in its second quarter of fiscal 2009 results.

A two step process is used to test for goodwill impairment. The first step is to determine if there is an indication of impairment by comparing the estimated fair value of each reporting unit to its carrying value including existing goodwill. Goodwill is considered impaired if the carrying value of a reporting unit exceeds the estimated fair value. Upon an indication of impairment, a second step is performed to determine the amount of the impairment by comparing the implied fair value of the reporting unit’s goodwill with its carrying value. The determination of fair value in both step one and step two utilized level 3 criteria under fair value measurement standards.

To estimate the fair value of its reporting units for step one, the Company utilized a combination of income and market approaches. The income approach, specifically a discounted cash flow methodology, included assumptions for, among others, forecasted revenues, gross profit margins, operating profit margins, working capital cash flow, perpetual growth rates and long term discount rates, all of which require significant judgments by management. These assumptions took into account the current recessionary environment and its impact on the Company’s business. In addition, the Company utilized a discount rate appropriate to compensate for the additional risk in the equity markets regarding the Company’s future cash flows in order to arrive at a control premium considered supportable based upon historical comparable transactions.

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

Annual impairment test

During the fourth quarter of fiscal 2009, the Company performed its annual goodwill impairment test which indicated that three of its six reporting units, including EM Asia and TS EMEA, continued to have fair values below their carrying values. As a result, the Company was required to recognize the impairment of additional goodwill which arose subsequent to the second quarter of fiscal 2009 in the EM Asia and TS EMEA reporting units. Of the non-cash goodwill impairment charges of $62,282,000 pre- and after tax and $0.41 per share recognized in the fourth quarter, $41,433,000 related to the recently acquired business in Japan, which was assigned to the EM Asia reporting unit. Accounting standards require goodwill from an acquisition to be assigned to a reporting unit and also requires goodwill to be tested on a reporting unit level, not by individual acquisition. As noted above, the annual impairment analysis indicated that the fair value of the EM Asia reporting unit continued to be below its carrying value. As a result, the goodwill from the recent acquisition was required to be impaired. The remaining $20,849,000 of the impairment charges related to additional goodwill in the TS EMEA reporting unit primarily as a result of final acquisition adjustments during the purchase price allocation period related to an acquisition for which the goodwill had been fully impaired in the second quarter of fiscal 2009.

Goodwill additions and adjustments

The goodwill addition in EM, as presented in the preceding table, was primarily a result of the Abacus, Nippon Denso and Source Electronics acquisitions. The addition to goodwill in TS was primarily a result of the Horizon and Ontrack Solutions Pvt Ltd acquisitions (see Note 2). Adjustments to goodwill in both operating groups related primarily to the identification of intangible assets, net of associated deferred tax liabilities, which were reclassified

AVNET, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

to “Other assets” on the consolidating balance sheet. As discussed above, certain of these assets were impaired as of December 27, 2008.

Intangible assets

During fiscal 2009, the Company also evaluated the recoverability of its long-lived assets at each of the reporting units where goodwill was deemed to be impaired. Based upon this evaluation, which utilized level 3 criteria under fair value measurement standards, the Company determined that certain of its amortizable intangible assets were impaired. As a result, the Company recognized a non-cash intangible asset impairment charge of $31,393,000 pre- and after tax and $0.21 per share during the second quarter of fiscal 2009. In conjunction with the annual goodwill impairment test, the Company again evaluated the recoverability of its long-lived assets during the fourth quarter of fiscal 2009 and determined that no impairment had occurred.

During the fourth quarter of fiscal 2009, the Company completed its final valuation of an intangible asset acquired which resulted in an adjustment to reduce intangible assets by $11,156,000 and the estimated useful life from ten years to seven years. The adjustment to decrease intangible assets was offset by a corresponding increase in goodwill which was deemed to be impaired as of the end of the fourth quarter of fiscal 2009. As of June 27, 2009, “Other assets” included customer relationships intangible assets with a carrying value of $56,109,000; consisting of $78,248,000 in original cost value and accumulated amortization and foreign currency translation of $22,139,000. These assets are being amortized over a weighted average life of nine years. Amortization expense was $12,272,000, $6,767,000 and $5,800,000 in fiscal 2009, 2008 and 2007, respectively. Amortization expense for the next five years is expected to be approximately $9,000,000 each year, based upon current foreign currency exchange rates.

7.	External financing

Short-term debt consists of the following:

	June 27,	June 28,
	2009	2008
	(Thousands)

Bank credit facilities	$20,882	$32,649
Other debt due within one year	2,412	11,155

Short-term debt	$23,294	$43,804

Bank credit facilities consist of various committed and uncommitted lines of credit with financial institutions utilized primarily to support the working capital requirements of foreign operations. The weighted average interest rate on the bank credit facilities was 1.8% and 1.5% at the end of fiscal 2009 and 2008, respectively.

The Company has an accounts receivable securitization program (the “Program”) with a group of financial institutions that allows the Company to sell, on a revolving basis, an undivided interest of up to $450,000,000 in eligible receivables while retaining a subordinated interest in a portion of the receivables. The Program does not qualify for sale treatment and, as a result, any borrowings under the Program are recorded as debt on the consolidated balance sheet. The Program contains certain covenants, all of which the Company was in compliance with as of June 27, 2009. The Program has a one year term that expires in August 2009, which has been renewed for another year on comparable terms, except for an increase in facility and borrowing costs to reflect current market conditions; however, the increase will not have a material impact on the Company’s consolidated financial statements. There were no amounts outstanding under the Program at June 27, 2009 or June 28, 2008.

AVNET, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Long-term debt consists of the following:

	June 27,	June 28,
	2009	2008
	(Thousands)

5.875% Notes due March 15, 2014	$300,000	$300,000
6.00% Notes due September 1, 2015	250,000	250,000
6.625% Notes due September 15, 2016	300,000	300,000
2% Convertible Senior Debentures due March 15, 2034	—	300,000
Other long-term debt	98,907	34,207

Subtotal	948,907	1,184,207
Discount on notes	(2,334)	(2,709)

Long-term debt	$946,573	$1,181,498

The Company has a five-year $500,000,000 unsecured revolving credit facility (the “Credit Agreement”) with a syndicate of banks which expires in September 2012. Under the Credit Agreement, the Company may elect from various interest rate options, currencies and maturities. The Credit Agreement contains certain covenants, all of which the Company was in compliance with as of June 27, 2009. As of the end of fiscal 2009, there were $86,565,000 in borrowings outstanding under the Credit Agreement included in “other long-term debt” in the consolidated financial statements. In addition, there were $1,511,000 in letters of credit issued under the Credit Agreement which represent a utilization of the Credit Agreement capacity but are not recorded in the consolidated balance sheet as the letters of credit are not debt. At June 28, 2008, there were $19,689,000 in borrowings outstanding under the Credit Agreement and $24,264,000 in letters of credit issued under the Credit Agreement.

Substantially all of the $300,000,000 2% Convertible Senior Debentures due March 15, 2034 (the “Debentures”) were put to the Company by holders of the Debentures who exercised their right to require the Company to purchase the Debentures for cash on March 15, 2009 at the Debentures’ full principal amount plus accrued and unpaid interest. The Company paid $298,059,000 plus accrued interest using cash on hand. The remaining $1,941,000 of the Debentures that were not put to the Company in March were repaid on April 30, 2009.

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

AVNET, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Aggregate debt maturities for fiscal 2010 through 2014 and thereafter are as follows (in thousands):

2010	$23,294
2011	1,893
2012	1,169
2013	94,336
2014	301,200
Thereafter	550,309

Subtotal	972,201
Discount on notes	(2,334)

Total debt	$969,867

At June 27, 2009, the fair value, generally based upon quoted market prices, of the 5.875% Notes due 2014 was $285,144,000, the fair value of the 6.00% Notes due 2015 was $239,153,000 and the fair value of the 6.625% Notes due 2016 was $274,500,000.

8.	Accrued expenses and other

Accrued expenses and other consist of the following:

	June 27,	June 28,
	2009	2008
	(Thousands)

Payroll, commissions and related accruals	$184,533	$188,995
Income taxes (Note 9)	37,261	83,864
Other(1)	252,779	169,686

	$474,573	$442,545

(1)	Includes restructuring reserves recorded through purchase accounting and through “restructuring, integration and other charges” (see Notes 2 and 17). Amounts presented in this caption were individually not significant.

9.	Income taxes

The components of the provision for income taxes are indicated in the table below. The tax provision for deferred income taxes results from temporary differences arising principally from inventory valuation, accounts

AVNET, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

receivable valuation, net operating losses, certain accruals and depreciation, net of any changes to the valuation allowance.

	Years Ended
	June 27,	June 28,	June 30,
	2009	2008	2007
	(Thousands)

Current:
Federal	$69,835	$53,350	$34,992
State and local	7,689	30,361	10,685
Foreign	50,007	19,015	48,271

Total current taxes	127,531	102,726	93,948

Deferred:
Federal	(51,764)	54,738	49,561
State and local	(4,585)	(9,697)	3,265
Foreign	(31,794)	62,107	46,778

Total deferred taxes	(88,143)	107,148	99,604

Provision for income taxes	$39,388	$209,874	$193,552

The provision for income taxes noted above is computed based upon the split of income (loss) before income taxes from U.S. and foreign operations. U.S. income (loss) before income taxes was ($722,021,000), $352,854,000 and $253,380,000 and foreign income (loss) before income taxes was ($361,053,000), $356,101,000 and $333,239,000 in fiscal 2009, 2008 and 2007, respectively.

A reconciliation between the federal statutory tax rate and the effective tax rate is as follows:

	Years Ended
	June 27,	June 28,	June 30,
	2009	2008	2007

Federal statutory rate	(35.0)%	35.0%	35.0%
State and local income taxes, net of federal benefit	0.3	2.2	1.8
Foreign tax rates, including impact of valuation allowances	(2.0)	(5.3)	(5.0)
Change in contingency reserves(1)	(1.9)	(3.5)	0.9
Impairment charges	42.4	—	—
Other, net	(0.2)	1.2	0.3

Effective tax rate	3.6%	29.6%	33.0%

(1)	Includes a benefit of 2.9% and 5.5% related to tax audit settlements in fiscal 2009 and 2008, respectively.

Foreign tax rates generally consist of the impact of the difference between foreign and federal statutory rates applied to foreign income (losses) and also include the impact of valuation allowances against the Company’s otherwise realizable foreign loss carry-forwards.

The change in the fiscal 2009 effective tax rate over prior year is due to the impact of non-deductible impairment charges and a change to estimates for existing tax positions, net of favorable tax audit settlements of $21,672,000, or $0.14 per share. Excluding the impact of these charges, the effective tax rate for fiscal 2009 is 29.9%. The decrease in the fiscal 2008 effective tax rate over fiscal 2007 was attributable to (i) certain statutory tax rate reductions; (ii) a favorable audit settlement, offset by; (iii) the recognition of transfer pricing exposures; and (iv) a change to estimates for existing tax positions.

AVNET, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

As of the first day of fiscal 2008, the Company adopted a tax accounting standard which prescribes that a company use a more-likely-than-not recognition threshold based upon the technical merits of the tax position taken or expected to be taken in a tax return. To the extent a tax position exceeds the amount of tax benefit allowed to be recognized pursuant to the provisions of the tax accounting standard, the difference is recorded as a liability on the balance sheet (an “unrecognized tax benefit” or “income tax contingency”) until such time as the position either meets the criteria, or is settled due to statute expiration or effective settlement with the taxing authority. The adoption of the tax accounting standard resulted in no cumulative adjustment to retained earnings in fiscal 2008. In addition, consistent with the provisions of the standard, the Company reclassified $94,460,000 of income tax liabilities from current classification in “accrued expenses and other” on the consolidated balance sheet to long-term classification in “other long-term liabilities.” The total amount of gross unrecognized tax benefits upon adoption was $114,285,000, of which approximately $49,563,000 would have favorably impacted the effective tax rate if recognized, and the remaining balance would reverse through either goodwill or deferred tax assets. As of June 28, 2008, unrecognized tax benefits were $124,765,000, of which approximately $59,300,000, if recognized, would favorably impact the effective tax rate. As of June 27, 2009, unrecognized tax benefits were $135,891,000, of which approximately $87,468,000, if recognized, would favorably impact the effective tax rate, and the remaining balance would be substantially offset by valuation allowances.

In accordance with the Company’s accounting policy, accrued interest and penalties, if any, related to unrecognized tax benefits are recorded as a component of income tax expense. This policy did not change as a result of the tax accounting standard adoption. The accrual for unrecognized tax benefits included accrued interest expense and penalties of $12,476,000, $12,303,000 and $12,601,000, net of applicable state tax benefit, as of the end of fiscal 2009, fiscal 2008 and as of the date of adoption, respectively.

The significant components of deferred tax assets and liabilities, included primarily in “other assets” on the consolidated balance sheets, are as follows:

	June 27,	June 28,
	2009	2008
	(Thousands)

Deferred tax assets:
Inventory valuation	$6,002	$9,103
Accounts receivable valuation	20,747	14,418
Federal, state and foreign tax loss carry-forwards	396,933	419,642
Depreciation and amortization of property, plant and equipment	—	6,794
Various accrued liabilities and other	83,259	2,403

	506,941	452,360
Less — valuation allowance	(315,020)	(344,034)

	191,921	108,326
Deferred tax liabilities	(24,447)	—

Net deferred tax assets	$167,474	$108,326

As of June 27, 2009, the Company had foreign net operating loss carry-forwards of approximately $1,199,515,000, approximately $256,408,000 of which have expiration dates ranging from fiscal 2010 to 2027 and the remaining $943,107,000 of which have no expiration date. Of the $256,408,000 of foreign net operating loss carryforwards, $29,553,000 will expire during fiscal 2010 and 2011, substantially all of which have full valuation allowances. The carrying value of the Company’s net operating loss carry-forwards is dependent upon the Company’s ability to generate sufficient future taxable income in certain tax jurisdictions. In addition, the Company considers historic levels of income, expectations and risk associated with estimates of future taxable income and on-going prudent and feasible tax planning strategies in assessing a tax valuation allowance.

AVNET, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Accruals for income tax contingencies (or accruals for unrecognized tax benefits) are included in “accrued expenses and other” and “other long term liabilities” on the consolidated balance sheet. These contingency reserves relate to various tax matters that result from uncertainties in the application of complex income tax regulations in the numerous jurisdictions in which the Company operates. The change to contingency reserves during fiscal 2009 is primarily due to the recognition of uncertainties in current year tax positions, a change to estimates for existing tax positions and favorable audit settlements.

A reconciliation of the beginning and ending accrual balance for unrecognized tax benefits is as follows:

	Fiscal 2009	Fiscal 2008

Balance at beginning of year	$124,765	$114,285
Additions for tax positions taken in prior periods, including interest	30,930	40,081
Reductions for tax positions taken in prior periods, including interest	(45,876)	(26,087)
Additions for tax positions taken in current period	42,400	16,121
Reductions relating to settlements with taxing authorities	(10,574)	(30,167)
Reduction related to the lapse of statute of limitations	(2,876)	(624)
(Reduction) addition related to foreign currency translation	(2,878)	11,156

Balance at end of year	$135,891	$124,765

The evaluation of income tax positions requires management to estimate the ability of the Company to sustain its position and estimate the final benefit to the Company. To the extent that these estimates do not reflect the actual outcome there could be an impact on the consolidated financial statements in the period in which the position is settled, the statute of limitations expires or new information becomes available as the impact of these events are recognized in the period in which they occur. It is difficult to estimate the period in which the amount of a tax position will change as settlement may include administrative and legal proceedings whose timing the Company cannot control. The effects of settling tax positions with tax authorities and statute expirations may significantly impact the accrual for income tax contingencies. Within the next twelve months, management estimates that approximately $35,288,000 of tax contingencies will be settled primarily through agreement with the tax authorities for tax positions related to valuation matters; such matters which are common to multinational companies. The expected cash payment related to the settlement of these contingencies is not significant.

The Company conducts business globally and consequently files income tax returns in numerous jurisdictions including those listed in the following table. It is also routinely subject to audit in these and other countries. The Company is no longer subject to audit in its major jurisdictions for periods prior to fiscal year 2002. The open years, by major jurisdiction, are as follows:

Jurisdiction	Fiscal Year

United States (federal and state)	2004 - 2009
Germany	2006 - 2009
United Kingdom	2007 - 2009
Netherlands	2003 - 2009
Belgium	1999 - 2009
Singapore	2002 - 2009
Taiwan	2004 - 2009
Hong Kong	2003 - 2009

AVNET, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

10.	Pension and retirement plans

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

The following tables outline changes in benefit obligations, plan assets and the funded status of the Plan as of the end of fiscal 2009 and 2008:

	June 27,	June 28,
	2009	2008
	(Thousands)

Changes in benefit obligations:
Benefit obligations at beginning of year	$279,141	$276,836
Service cost	16,205	14,737
Interest cost	18,175	16,769
Plan amendments	(55,190)	—
Actuarial loss (gain)	24,506	(14,216)
Benefits paid	(19,513)	(14,985)

Benefit obligations at end of year	$263,324	$279,141

Change in plan assets:
Fair value of plan assets at beginning of year	$252,547	$255,815
Actual return on plan assets	(49,402)	(23,764)
Benefits paid	(19,513)	(14,985)
Contributions	75,299	35,481

Fair value of plan assets at end of year	$258,931	$252,547

Information on funded status of plan and the amount recognized:
Funded status of the plan	$(4,393)	$(26,594)
Unrecognized net actuarial loss	181,147	83,026
Unamortized prior service credit	(55,190)	—

Prepaid pension cost recognized in the consolidated balance sheets	$121,564	$56,432

During fiscal 2009, the Plan was amended effective July 1, 2009 to freeze future benefit accruals for compensation paid by the Company on or after July 1, 2009. The Plan was also amended to change the interest credit applied to participants’ cash balances to comply with applicable regulations resulting in an unamortized prior service credit of $55,190,000 which reduced benefit obligations outstanding at the end of fiscal 2009.

Included in “accumulated other comprehensive income” at June 27, 2009 is a pre-tax charge of $181,147,000 of net actuarial losses which have not yet been recognized in net periodic pension cost, of which $5,772,000 is expected to be recognized as a component of net periodic benefit cost during fiscal 2010. Also included is a pre-tax credit of $55,190,000 of prior service credit which has not yet been recognized in net periodic pension costs, of which $4,884,000 is expected to be recognized as a component of net periodic benefit costs during fiscal 2010.

AVNET, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Weighted average assumptions used to calculate actuarial present values of benefit obligations are as follows:

	2009	2008

Discount rate	6.25%	6.75%

Weighted average assumptions used to determine net benefit costs are as follows:

	2009	2008

Discount rate	6.75%	6.25%
Expected return on plan assets	9.00%	9.00%

The Company bases its discount rate on a hypothetical portfolio of bonds rated Aa by Moody’s Investor Services or AA by Standard & Poors. The bonds selected for this determination are based upon the estimated amount and timing of services of the pension plan.

Components of net periodic pension costs during the last three fiscal years are as follows:

	Years Ended
	June 27,	June 28,	June 30,
	2009	2008	2007
	(Thousands)

Service cost	$16,205	$14,737	$14,862
Interest cost	18,175	16,769	15,732
Expected return on plan assets	(26,539)	(23,337)	(20,493)
Recognized net actuarial loss	2,325	3,096	2,723
Amortization of prior service credit	—	—	(45)

Net periodic pension cost	$10,166	$11,265	$12,779

The Company expects to make contributions to the Plan of approximately $4,750,000 during fiscal 2010. The Company made contributions of $75,299,000, including a voluntary contribution of $53,000,000, in fiscal 2009, and $35,481,000 in fiscal 2008.

Benefit payments are expected to be paid to participants as follows for the next five fiscal years and the aggregate for the five years thereafter (in thousands):

2010	$22,720
2011	17,263
2012	17,497
2013	19,788
2014	20,091
2015 through 2019	103,351

The Plan’s assets are held in trust and were allocated as follows as of the June 30 measurement date for fiscal 2009 and 2008:

	2009	2008

Equity securities	77%	77%
Debt securities	23	23

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

401(k) Plan

The Company has a 401(k) plan that covers substantially all domestic employees. During fiscal 2009, 2008 and 2007, the expense related to the 401(k) plan was not material.

11.	Long-term leases

The Company leases many of its operating facilities and is also committed under lease agreements for transportation and operating equipment. Rent expense charged to operations during the last three years is as follows:

	Years Ended
	June 27,	June 28,	June 30,
	2009	2008	2007
	(Thousands)

Buildings	$58,213	$53,377	$43,063
Equipment	6,169	5,799	5,423

	$64,382	$59,176	$48,486

The aggregate future minimum operating lease commitments, principally for buildings, in fiscal 2010 through 2014 and thereafter (through 2019), are as follows (in thousands):

2010	$77,168
2011	57,750
2012	44,331
2013	33,977
2014	20,523
Thereafter	31,546

Total	$265,295

12.	Stock-based compensation plans

The Company measures all share-based payments, including grants of employee stock options, at fair value and recognizes related expense in the consolidated statement of operations over the service period (generally the vesting period). During fiscal 2009, 2008 and 2007, the Company expensed $18,269,000, $25,389,000 and $24,250,000, respectively, for all stock-based compensation awards.

Stock plan

The Company has one stock compensation plan, the 2006 Stock Compensation Plan (“2006 Plan”) which was approved by the shareholders in fiscal 2007. The 2006 Plan has a termination date of November 8, 2016 and

AVNET, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

2,530,617 shares were available for grant at June 27, 2009. At June 27, 2009, the Company had 8,357,205 shares of common stock reserved for stock option and stock incentive programs.

Stock options

Option grants under the 2006 Plan have a contractual life of ten years, vest 25% on each anniversary of the grant date, commencing with the first anniversary, and provide for a minimum exercise price of 100% of fair market value at the date of grant. Pre-tax compensation expense associated with stock options during fiscal 2009, 2008 and 2007 were $4,245,000, $6,155,000 and $8,356,000, respectively.

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

	Years Ended
	June 27,	June 28,	June 30,
	2009	2008	2007

Expected term (years)	5.75	6.0	6.0
Risk-free interest rate	3.4%	4.6%	4.8%
Weighted average volatility	30.7%	35.9%	40.1%
Dividend yield	—	—	—

The following is a summary of the changes in outstanding options for fiscal 2009:

			Weighted
		Weighted	Average
		Average	Remaining
		Exercise	Contractual	Aggregate
	Shares	Price	Life	Intrinsic Value

Outstanding at June 28, 2008	3,585,679	$20.21	61 Months
Granted	405,716	$28.47	110 Months
Exercised	(31,297)	$17.99	40 Months
Forfeited or expired	(78,292)	$21.94	18 Months

Outstanding at June 27, 2009	3,881,806	$21.06	56 Months	$26,579

Exercisable at June 27, 2009	3,060,138	$19.28	45 Months	$26,579

The weighted-average grant-date fair values of stock options granted during fiscal 2009, 2008, and 2007 were $10.21, $14.90, and $8.88, respectively. The total intrinsic values of share options exercised during fiscal 2009, 2008 and 2007 were $3,000, $109,000 and $524,000, respectively.

AVNET, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The following is a summary of the changes in non-vested stock options for the fiscal year ended June 27, 2009:

		Weighted
		Average
		Grant-Date
	Shares	Fair Value

Non-vested stock options at June 28, 2008	816,541	$12.95
Granted	405,716	$10.21
Vested	(399,149)	$13.92
Forfeited	(1,440)	$8.35

Non-vested stock options at June 27, 2009	821,668	$11.14

As of June 27, 2009, there was $9,152,000 of total unrecognized compensation cost related to non-vested awards granted under the option plans, which is expected to be recognized over a weighted-average period of 3.3 years. The total fair values of shares vested during fiscal 2009, 2008 and 2007 were $5,555,000, $4,969,000 and $7,901,000, respectively.

Cash received from option exercises during fiscal 2009, 2008 and 2007 totaled $563,000, $5,111,000 and $54,357,000, respectively. The impact of these cash receipts is included in “Other, net” in financing activities in the accompanying consolidated statements of cash flows.

Incentive shares

Delivery of incentive shares, and the associated compensation expense, is spread equally over a five-year period and is subject to the employee’s continued employment by the Company. As of June 27, 2009, 1,139,243 shares previously awarded have not yet been delivered. Pre-tax compensation expense associated with this program was $15,843,000, $12,074,000 and $8,231,000 for fiscal years 2009, 2008 and 2007, respectively.

The following is a summary of the changes in non-vested incentive shares for the fiscal year ended June 27, 2009:

		Weighted
		Average
		Grant-Date
	Shares	Fair Value

Non-vested incentive shares at June 28, 2008	1,035,148	$25.06
Granted	697,805	$28.80
Vested	(503,961)	$24.98
Forfeited	(89,749)	$27.14

Non-vested incentive shares at June 27, 2009	1,139,243	$27.22

As of June 27, 2009, there was $29,372,000 of total unrecognized compensation cost related to non-vested incentive shares, which is expected to be recognized over a weighted-average period of 2.6 years. The total fair values of shares vested during fiscal 2009, 2008 and 2007 were $12,588,000, $9,097,000 and $6,027,000, respectively.

Performance shares

Eligible employees, including Avnet’s executive officers, may receive a portion of their long-term equity-based incentive compensation through the performance share program, which allows for the award of shares of stock based upon performance-based criteria (“Performance Shares”). The Performance Shares will provide for the issuance to each grantee of a number of shares of Avnet’s common stock at the end of a three-year period based upon the Company’s achievement of performance goals established by the Compensation Committee of the Board of

AVNET, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Directors for each three-year period. These performance goals are based upon a three-year cumulative increase in the Company’s absolute economic profit, as defined, over the prior three-year period and the increase in the Company’s economic profit relative to the increase in the economic profit of a peer group of companies. During fiscal 2009, 2008 and 2007, the Company granted 246,650, 170,630 and 238,795 performance shares, respectively, to be awarded to participants in the Performance Share program, of which 38,740 have been forfeited. The actual amount of Performance Shares issued at the end of the three year period is determined based upon the level of achievement of the defined performance goals and can range from 0% to 200% of the initial award. The Company anticipates issuing 113,130 shares in the first quarter of fiscal 2010 based upon the goals achieved at the end of the 2007 Performance Share plan three-year period which ended June 27, 2009. During fiscal 2009, the Company recorded a pre-tax net credit of $1,819,000 in “selling, general and administrative expenses” associated with the Performance Share plans based upon actual performance under the 2007 plan and based upon the probability assessment of the remaining plans. During fiscal 2008 and 2007, the Company recognized pre-tax compensation expense associated with the Performance Shares of $6,380,000 and $7,025,000, respectively.

Outside director stock bonus plan

Non-employee directors are awarded shares equal to a fixed dollar amount of Avnet common stock upon their re-election each year, as part of their director compensation package. Directors may elect to receive this compensation in the form of common stock under the Outside Director Stock Bonus Plan or they may elect to defer their compensation to be paid in common stock at a later date. During fiscal 2009, 2008 and 2007, pre-tax compensation cost associated with the outside director stock bonus plan was $960,000, $780,000 and $638,000, respectively.

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

The Company has a policy of repurchasing shares on the open market to satisfy shares purchased under the ESPP, and expects future repurchases during fiscal 2010 to be similar to the number of shares repurchased during fiscal 2009, based on current estimates of participation in the program. During fiscal 2009, 2008 and 2007, there were 100,206, 70,553 and 96,013 shares, respectively, of common stock issued under the ESPP program.

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

AVNET, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

	Years Ended
	June 27,	June 28,	June 30,
	2009	2008	2007
	(Thousands, except per share data)

Numerator:
Net income (loss) for basic and diluted earnings per share	$(1,122,462)	$499,081	$393,067

Denominator:
Weighted average common shares for basic earnings (loss) per share	150,898	150,250	148,032
Net effect of dilutive stock options and stock awards	—	1,608	1,197
Net effect of 2% Convertible Debentures due March 15, 2034	—	562	384

Weighted average common shares for diluted earnings per share	150,898	152,420	149,613

Basic earnings (loss) per share	$(7.44)	$3.32	$2.65

Diluted earnings (loss) per share	$(7.44)	$3.27	$2.63

For fiscal 2009, dilutive effects of stock options, stock awards and shares issuable upon conversion of the Debentures were excluded from the computation of earnings per diluted share because the Company recognized a net loss and inclusion of these items would have had an anti-dilutive effect. In addition, as of the end of fiscal 2009, the Debentures were no longer outstanding (see Note 7).

Options to purchase 12,000 and 89,000 shares of the Company’s stock were excluded from the calculations of diluted earnings per shares in fiscal 2008 and 2007, respectively, because the exercise price for those options was above the average market price of the Company’s stock during those periods. Inclusion of these options in the diluted earnings per share calculation would have had an anti-dilutive effect.

For fiscal 2008 and 2007, shares issuable upon conversion of the Debentures were excluded from the computation of earnings per diluted share as a result of the Company’s election to satisfy the principal portion of the Debentures in cash. For the conversion premium portion, which would be settled in shares, the shares issuable upon conversion were included from the calculation because the average stock price for those periods was above the conversion price per share of $33.84.

15.	Additional cash flow information

Other non-cash and reconciling items consist of the following:

	Years Ended
	June 27,	June 28,	June 30,
	2009	2008	2007
	(Thousands)

Provision for doubtful accounts	$32,777	$12,315	$17,389
Periodic pension costs (Note 10)	10,166	11,265	12,779
Other, net	(4,529)	612	577

Total	$38,414	$24,192	$30,745

AVNET, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Interest and income taxes paid during the last three years were as follows:

	Years Ended
	June 27,	June 28,	June 30,
	2009	2008	2007
	(Thousands)

Interest	$66,895	$71,549	$82,621
Income taxes	$126,010	$170,764	$67,576

Non-cash activity during fiscal 2009 included amounts recorded through comprehensive income and, therefore, are not included in the consolidated statement of cash flows. Fiscal 2009 included an adjustment to increase pension liabilities (including non-US pension liabilities) of $42,948,000 which was recorded net of related deferred tax benefit of $16,767,000 in other comprehensive income (see Notes 4 and 10). Other non-cash activities included assumed debt of $146,831,000 and assumed liabilities of $261,434,000 as a result of the acquisitions completed in fiscal 2009 (see Note 2).

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

AVNET, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

	Years Ended
	June 27,	June 28,	June 30,
	2009	2008	2007
	(Millions)

Sales:
Electronics Marketing	$9,192.8	$10,326.8	$9,679.8
Technology Solutions(1)	7,037.1	7,625.9	6,001.3

	$16,229.9	$17,952.7	$15,681.1

Operating income (loss):
Electronics Marketing	$354.5	$564.4	$529.9
Technology Solutions	201.4	261.0	232.2
Corporate	(64.8)	(76.1)	(76.4)

	491.1	749.3	685.7
Impairment charges (Note 6)	(1,411.1)	—	—
Restructuring, integration and other charges (Note 17)	(99.3)	(38.9)	(7.4)

	$(1,019.3)	$710.4	$678.3

Assets:
Electronics Marketing	$3,783.4	$5,140.5	$4,604.5
Technology Solutions	2,036.8	2,785.1	2,361.4
Corporate	453.3	274.5	389.2

	$6,273.5	$8,200.1	$7,355.1

Capital expenditures:
Electronics Marketing	$61.1	$46.4	$42.9
Technology Solutions	38.5	28.2	6.2
Corporate	10.6	15.1	9.7

	$110.2	$89.7	$58.8

Depreciation & amortization expense:
Electronics Marketing	$26.8	$24.1	$27.9
Technology Solutions	18.3	13.0	11.1
Corporate	21.0	22.1	14.8

	$66.1	$59.2	$53.8

Sales, by geographic area, are as follows:
Americas(2)	$7,572.2	$8,578.5	$7,826.2
EMEA(3)	5,268.4	5,958.8	4,885.7
Asia/Pacific(4)	3,389.3	3,415.4	2,969.2

	$16,229.9	$17,952.7	$15,681.1

AVNET, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

	Years Ended
	June 27,	June 28,	June 30,
	2009	2008	2007
	(Millions)

Property, plant and equipment, net, by geographic area:
Americas(5)	$183.9	$148.9	$112.5
EMEA(6)	101.3	64.9	55.3
Asia/Pacific	20.5	13.4	11.7

	$305.7	$227.2	$179.5

(1)	As discussed in Note 1, the Company reviewed its method of recording revenue related to the sales of supplier service contracts and determined that such sales will now be classified on a net revenue basis rather than on a gross basis beginning the third quarter of fiscal 2007.

(2)	Includes sales in the United States of $6.8 billion, $7.8 billion and $7.2 billion for fiscal year 2009, 2008 and 2007, respectively.

(3)	Includes sales in Germany and the United Kingdom of $1.8 billion and $1.0 billion, respectively, for fiscal 2009. Includes sales in Germany of $2.2 billion and $1.8 billion for fiscal 2008 and 2007, respectively. Sales in the United Kingdom in fiscal year 2008 and 2007 were not a significant component of consolidated sales.

(4)	Includes sales of $990 million, $1.2 billion and $862 million in Taiwan, Hong Kong and Singapore, respectively, for fiscal 2009. Includes sales of $1.0 billion, $945 million and $895 million in Taiwan, Hong Kong and Singapore, respectively, for fiscal 2008. Includes sales of $864 million, $797 million and $760 million in Taiwan, Hong Kong and Singapore, respectively, for fiscal 2007.

(5)	Includes property, plant and equipment, net, of $179.6 million, $145.4 million and $110.0 million in the United States for fiscal 2009, 2008 and 2007, respectively.

(6)	Includes property, plant and equipment, net, of $41.4 million, $24.2 million and $26.8 million in Germany, Belgium and the United Kingdom, respectively, for fiscal 2009. Fiscal 2008 and 2007 includes property, plant and equipment, net, of $31.8 million and $26.8 million, respectively, in Germany, and $16.8 million and $13.4 million, respectively, in Belgium. Property, plant and equipment, net, in the United Kingdom were not a significant component of consolidated property, plant and equipment, net.

The Company manages its business based upon the operating results of its two operating groups before impairment charges (see Note 6) and restructuring, integration and other charges (see Note 17). In fiscal 2009, 2008 and 2007, presented above, approximate unallocated pre-tax impairment charges and restructuring, integration and other items related to EM and TS, respectively, were charges of $1,116,335,000 and $389,561,000 in fiscal 2009, charges of $12,183,000 and $17,787,000 in fiscal 2008, and a benefit of ($5,201,000) and charges of $11,522,000 in fiscal 2007. The remaining restructuring, integration and other items in each year relate to corporate activities.

17.	Restructuring, integration and other charges

Fiscal 2009

In response to the decline in sales and gross profit margin, the Company initiated significant cost reduction actions over the past four quarters in order to realign its expense structure with market conditions. As a result, the Company incurred restructuring, integration and other charges totaling $99,342,000 pre-tax, $65,310,000 after tax and $0.43 per share during fiscal 2009 related to the cost reductions as well as integration costs associated with recently acquired businesses. The Company also recorded a reversal of $2,514,000 severance, lease and other reserves that were deemed excessive and credited to “restructuring, integration and other charges.” Integration costs of $11,160,000 included professional fees, facility moving costs, travel, meeting, marketing and communication

AVNET, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

costs that were incrementally incurred as a result of the acquisition integration efforts. Other items recorded to “restructuring, integration and other charges” included a net credit of $1,201,000 related to acquisition adjustments for which the purchase allocation period had closed, a loss of $3,091,000 resulting from a decline in the market value of certain small investments that the Company liquidated, and $3,830,000 of incremental intangible asset amortization. The costs incurred during fiscal 2009 are presented in the following table.

Year Ended
June 27, 2009
(Thousands)

Restructuring charges	$84,976
Integration costs	11,160
Reversal of excess prior year restructuring reserves	(2,514)
Prior year acquisition adjustments	(1,201)
Loss on investment	3,091
Incremental amortization	3,830

Total restructuring, integration and other charges	$99,342

The restructuring charges and activity related to the cost reductions are presented in the following table:

	Severance	Facility
	Reserves	Exit Costs	Other	Total
		(Thousands)

Fiscal 2009 pre-tax charges	$50,830	$29,631	$4,515	$84,976
Amounts utilized	(31,643)	(3,126)	(2,143)	(36,912)
Other, principally foreign currency translation	284	173	86	543

Balance at June 27, 2009	$19,471	$26,678	$2,458	$48,607

Of the $84,976,000 of restructuring charges incurred during fiscal 2009, $55,318,000 and $29,179,000 related to EM and TS, respectively, with the remaining attributable to corporate. Severance charges related to personnel reductions of approximately 1,900 employees in administrative, finance and sales functions in connection with the cost reduction actions in all three regions of both operating groups with employee reductions of approximately 1,400 in EM, 400 in TS and the remaining from centralized support functions. Exit costs for vacated facilities related to 29 facilities in the Americas, 13 in EMEA and three in Asia/Pac. Other charges included fixed asset write-downs and contractual obligations with no on-going benefit to the Company. Cash payments of $36,187,000 are reflected in the amounts utilized during fiscal 2009 and the remaining amounts were related to non-cash asset write downs. As of June 27, 2009, management expects the majority of the remaining severance reserves to be utilized by the end of fiscal 2010, the remaining facility exit cost reserves to be utilized by the end of fiscal 2014 and other contractual obligations to be utilized by the end of fiscal 2010.

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

AVNET, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

charges for an indemnification payment related to a prior year acquisition and costs associated with the reassessment of existing environmental matters. A summary of these charges is presented in the following table:

Year Ended
June 27, 2009
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

The restructuring charges and activity related to the cost reductions are presented in the following table:

	Severance	Facility
	Reserves	Exit Costs	Other	Total
		(Thousands)

Balance at June 28, 2008	$10,477	$2,833	$1,130	$14,440
Amounts utilized	(6,917)	(851)	(740)	(8,508)
Adjustments	(1,459)	(163)	(171)	(1,793)
Other, principally foreign currency translation	(706)	(351)	(105)	(1,162)

Balance at June 27, 2009	$1,395	$1,468	$114	$2,977

The total amounts utilized during the fiscal year, as presented in the preceding table, consisted of $8,454,000 in cash payments and $54,000 for the non-cash write downs of assets. As of June 27, 2009, management expects the majority of the remaining severance reserves to be utilized in fiscal 2010, the remaining facility exit cost reserves to be utilized by the end of fiscal 2013 and other contractual obligations to be utilized by the end of fiscal 2010.

AVNET, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Fiscal 2007 and prior restructuring reserves

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

During fiscal 2007, the Company recorded restructuring charges of $13,626,000 and also recorded in “restructuring, integration and other charges” Access integration costs of $7,331,000, the write-down of $661,000 related to an Avnet-owned building in EMEA, and the reversal of $1,739,000 related primarily to excess severance and lease reserves, certain of which were previously established through “restructuring, integration and other charges” in prior fiscal periods. Partially offsetting these charges was a pre-tax benefit of $12,526,000 which resulted from the favorable outcome of a contingent liability acquired in connection with an acquisition completed in a prior year. The impact of both the restructuring, integration and other charges and the acquisition related benefit recorded during fiscal 2007 was $7,353,000 pre-tax, $5,289,000 after tax and $0.03 per share on a diluted basis.

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

In addition to the fiscal 2007 restructuring activity, the Company incurred restructuring charges under three separate restructuring plans prior to fiscal 2007. The table below presents the activity during fiscal 2009 related to reserves established as part of these restructuring plans:

		Memec	Other	FY 2004
Restructuring charges	FY 2007	FY 2006	FY 2006	and 2003	Total
	(Thousands)

Balance at June 28, 2008	$549	$45	$794	$2,571	$3,959
Amounts utilized	(269)	(27)	(376)	(1,116)	(1,788)
Adjustments	(60)	—	—	—	(60)
Other, principally foreign currency translation	(30)	(6)	(5)	(263)	(304)

Balance at June 27, 2009	$190	$12	$413	$1,192	$1,807

AVNET, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

As of June 27, 2009, the remaining FY 2007 reserves related to severance which management expects to utilize by the end of 2010. The remaining Memec FY 2006 reserves related to facility exit costs, which management expects to utilize by fiscal 2010. The Other FY 2006 remaining reserves related to facility exit costs, which management expects to utilize by fiscal 2013. The remaining reserves for FY 2004 and 2003 restructuring activities related to contractual lease commitments, substantially all of which the Company expects to utilize by the end of fiscal 2010, although a small portion of the remaining reserves relate to lease payouts that extend to fiscal 2012.

18.	Summary of quarterly results (unaudited):

	First	Second	Third	Fourth
	Quarter	Quarter	Quarter	Quarter	Year(a)
		(Millions, except per share amounts)

2009(b)
Sales	$4,494.5	$4,269.2	$3,700.8	$3,765.4	$16,229.9
Gross profit	584.2	533.5	462.5	442.8	2,023.0
Net income (loss)	92.8	(1,202.4)	18.0	(30.9)	(1,122.5)
Diluted earnings (loss) per share	0.61	(7.98)	0.12	(0.20)	(7.44)
2008(c)
Sales	$4,098.7	$4,753.1	$4,421.6	$4,679.2	$17,952.7
Gross profit	526.5	596.7	578.7	611.8	2,313.7
Net income	105.5	142.2	107.2	144.1	499.1
Diluted earnings per share	0.69	0.93	0.71	0.95	3.27

(a)	Quarters may not add to the year due to rounding.

(b)	First quarter results were impacted by restructuring integration and other charges which totaled $10.0 million pre-tax, $8.9 million after tax and $0.06 per share on a diluted basis and consisted of restructuring, integration charges of $5.1 million, incremental amortization expense of $3.8 million and other charges of $1.1 million. Items impacting second quarter fiscal 2009 results included goodwill and intangible asset impairment charges of $1.35 billion pre-tax, $1.31 billion after tax and $8.72 per share, restructuring and integration charges of $11.1 million pre-tax, $8.0 million after tax and $0.05 per share, and other charges of $2.0 million pre- and after tax and $0.01 per share. The Company also recognized a net tax benefit of $27.3 million, or $0.18 per share on a diluted basis. Items impacting third quarter included restructuring and integration charges of $30.7 million pre-tax, $20.8 million after tax and $0.14 per share on a diluted basis, and acquisition adjustments outside of the allocation period of $2.0 million pre-tax, $1.5 million after tax and $0.01 per share on a diluted basis. The Company also recognized additional tax reserves of $4.5 million and $0.03 per share on a diluted basis for contingencies related to a prior acquisition partially offset by a tax benefit for interest on a tax settlement. Items impacting the fourth quarter fiscal 2009 totaled $105.8 million pre-tax, $78.9 after tax and $0.52 per share and consisted of goodwill impairment charges of $62.3 million, restructuring and integration charges of $46.7 million pre-tax, income of $3.2 million pre-tax related to acquisition adjustments recognized after the end of the allocation period and a gain of $14.3 million pre-tax associated with the prior sale of its equity investment in Calence LLC.

AVNET, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

(c)	Second quarter results include a gain on sale of assets of $7.5 million pre-tax, $6.3 million after tax and $0.04 per share on a diluted basis related to $3.0 million of contingent purchase price proceeds in connection with a prior sale of a business and $4.5 million gain on sale of a building which was not taxable. Results for the third quarter include restructuring, integration and other charges of $10.9 million pre-tax, $7.5 million after tax and $0.05 per share on a diluted basis. Results for the fourth quarter include restructuring, integration and other charges of $19.1 million pre-tax, $14.4 million after tax and $0.10 per share on a diluted basis, an indemnification settlement amounting to $6.0 million pre-tax, $7.7 million after tax and $0.05 per share on a diluted basis paid to a former executive of an acquired company, environmental costs of $3.0 million pre-tax, $1.8 million after tax and $0.01 per share on a diluted basis associated with long outstanding environmental matters, the gain on sale of the Company’s investment in Calence LLC in the fourth quarter amounting to $42.4 million pre-tax, $25.9 million after tax and $0.17 per share on a diluted basis and an income tax net benefit of $13.9 million and $0.09 per share on a diluted basis from the settlement of a tax audit and adjustment to tax contingencies. The total impact of all the items discussed above on the twelve months ended June 28, 2008 was $11.0 million pre-tax gain, $14.7 million after tax gain and $0.09 per share on a diluted basis.

SCHEDULE II

AVNET, INC. AND SUBSIDIARIES

VALUATION AND QUALIFYING ACCOUNTS
Years Ended June 27, 2009, June 28, 2008 and June 30, 2007

Column A	Column B	Column C			Column D		Column E
		Additions
	Balance at	Charged to	Charged to				Balance at
	Beginning	Costs and	Other Accounts —		Deductions —		End of
Description	of Period	Expenses	Describe		Describe		Period
	(Thousands)

Fiscal 2009
Allowance for doubtful accounts	$76,690	$32,777	$2,841	(a)	$(26,831	)(b)	$85,477
Valuation allowance on foreign tax loss carryforwards (Note 9)	344,034	5,697	—		(34,711	)(c)	315,020
Fiscal 2008
Allowance for doubtful accounts	102,121	12,315	1,351	(a)	(39,097	)(b)	76,690
Valuation allowance on foreign tax loss carryforwards (Note 9)	346,947	14,463	—		(17,376	)(d)	344,034
Fiscal 2007
Allowance for doubtful accounts	88,983	17,389	23,311	(a)	(27,562	)(b)	102,121
Valuation allowance on foreign tax loss carryforwards (Note 9)	270,745	7,205	100,618	(e)	(31,621	)(f)	346,947

(a)	Includes allowance for doubtful accounts as a result of acquisitions (see Note 2).

(b)	Uncollectible accounts written off.

(c)	Includes the impact of deferred tax rate changes and the translation impact of changes in foreign currency exchange rates.

(d)	Includes the impact of deferred tax rate changes, the translation impact of changes in foreign currency exchange rates, the release of valuation allowance on operating tax loss carryforwards recorded to goodwill and the release of valuation allowance against the associated deferred tax benefit as it was determined the operating tax loss carryforwards cannot be utilized.

(e)	Includes a valuation allowance established against a deferred tax asset recognized in fiscal 2007.

(f)	Includes the release of valuation allowances against operating tax loss carryforwards which were realized in fiscal 2007.

INDEX TO EXHIBITS

Exhibit
Number	Exhibit

3.1	Restated Certificate of Incorporation of the Company (incorporated herein by reference to the Company’s Current Report on Form 8-K dated February 12, 2001, Exhibit 3(i).
3.2	By-laws of the Company, effective August 10, 2007 (incorporated herein by reference to the Company’s Current Report on Form 8-K dated August 15, 2007 Exhibit 3.1).
4.1	Indenture dated as of October 1, 2000, between the Company and Bank One Trust Company, N.A., as Trustee, providing for the issuance of Debt Securities in one or more series. (incorporated herein by reference to the Company’s Current Report on Form 8-K dated October 12, 2000, Exhibit 4.1).
4.2	Officers’ Certificate dated February 4, 2003, providing for the Notes, including (a) the form of the Notes, and (b) the Pricing Agreement. (incorporated herein by reference to the Company’s Current Report on Form 8-K dated January 31, 2003, Exhibit 4.2).
4.3	Indenture dated as of March 5, 2004, by and between the Company and JP Morgan Trust Company, National Association. (incorporated herein by reference to the Company’s Current Report on Form 8-K dated March 8, 2004, Exhibit 4.1).
4.4	Officers’ Certificate dated March 5, 2004, establishing the terms of the 2% Convertible Senior Debentures due 2034. (incorporated herein by reference to the Company’s Current Report on Form 8-K dated March 8, 2004, Exhibit 4.2).
4.5	Officers’ Certificate dated August 19, 2005, establishing the terms of the 6.00% Notes due 2015. (incorporated herein by reference to the Company’s Current Report on Form 8-K dated August 19, 2005, Exhibit 4.2).
4.6	Officers’ Certificate dated September 12, 2006, establishing the terms of the 6.625% Notes due 2016. (incorporated herein by reference to the Company’s Current Report on Form 8-K dated September 12, 2006, Exhibit 4.2).
4.7	Officers’ Certificate dated March 7, 2007, establishing the terms of the 5 7/8% Notes due 2014 (incorporated herein by reference to the Company’s Current Report on Form 8-K dated March 7, 2007, Exhibit 4.2). Note: The total amount of securities authorized under any other instrument that defines the rights of holders of the Company’s long-term debt does not exceed 10% of the total assets of the Company and its subsidiaries on a consolidated basis. Therefore, these instruments are not required to be filed as exhibits to this Report. The Company agrees to furnish copies of such instruments to the Commission upon request.

Executive Compensation Plans and Arrangements

10.1	Form of Employment Agreement dated December 19, 2008 between the Company and Roy Vallee (incorporated herein by reference to the Company’s Current Report on Form 8-K dated December 22, 2008, Exhibit 10.1).
10.2	Form of Employment Agreement dated December 19, 2008 between the Company and each of its Executive Officers (other than Roy Vallee) (incorporated herein by reference to the Company’s Current Report on Form 8-K dated December 22, 2008, Exhibit 10.2).
10.3	Form of Change of Control Agreement dated December 19, 2008 between the Company and each of the Executive Officers (incorporated herein by reference to the Company’s Current Report on Form 8-K dated December 22, 2008, Exhibit 10.3).
10.4	Avnet 1988 Stock Option Plan (incorporated herein by reference to the Company’s Registration Statement on Form S-8, Registration No. 33-29475, Exhibit 4-B).
10.5	Avnet 1990 Stock Option Plan (incorporated herein by reference to the Company’s Annual Report on Form 10-K for the fiscal year ended June 30, 1992, Exhibit 10E).
10.6	Avnet 1995 Stock Option Plan (incorporated herein by reference to the Company’s Current Report on Form 8-K dated February 12, 1996, Exhibit 10).
10.7	Avnet 1996 Incentive Stock Option Plan (incorporated herein by reference to the Company’s Registration Statement on Form S-8, Registration No. 333-17271, Exhibit 99).

Exhibit
Number	Exhibit

10.8	Amended and Restated Avnet 1997 Stock Option Plan (incorporated herein by reference to the Company’s Current Report on Form 8-K dated August 29, 2006, Exhibit 10.1).
10.9	1994 Avnet Incentive Stock Program (incorporated herein by reference to the Company’s Registration Statement on Form S-8, Registration No. 333-00129, Exhibit 99).
10.10	Stock Bonus Plan for Outside Directors (incorporated herein by reference to the Company’s Current Report on Form 8-K dated September 23, 1997, Exhibit 99.2).
10.11	Amendment to Stock Bonus Plan for Outside Directors dated November 8, 2002. Directors (incorporated herein by reference to the Company’s Current Report on Form 8-K dated September 15, 2003 Exhibit 10G).
10.12	Retirement Plan for Outside Directors of Avnet, Inc., effective July 1, 1993 (incorporated herein by reference to the Company’s Annual Report on Form 10-K for the fiscal year ended June 30, 1992, Exhibit 10i).
10.13	Amended and Restated Avnet, Inc. Deferred Compensation Plan for Outside Directors (incorporated herein by reference to the Company’s Registration Statement on Form S-8, Registration No. 333-112062, Exhibit 10.1).
10.14	Avnet 1999 Stock Option Plan (incorporated by reference to the Company’s Current Report on Form 8-K dated August 29, 2006 Exhibit 10.2).
10.15	Avnet, Inc. Executive Incentive Plan (incorporated herein by reference to the Company’s Proxy Statement dated October 7, 2002).
10.16	Amended and Restated Employee Stock Purchase Plan (incorporated herein by reference to the Company’s Proxy Statement dated October 1, 2003).
10.17	Avnet, Inc. 2003 Stock Compensation Plan
(a) Form of nonqualified stock option agreement
(b) Form of nonqualified stock option agreement for non-employee director
(c) Form of incentive stock option agreement
(d) Form of performance stock unit term sheet
(incorporated by reference to the Company’s Current Report on Form 8-K dated August 29, 2006, Exhibit 10.3).
10.18	Avnet, Inc. 2006 Stock Compensation Plan (incorporated by reference to the Company’s Proxy Statement dated October 10, 2006, Appendix A).
10.19	Avnet, Inc. 2006 Stock Compensation Plan
(a) Form of nonqualified stock option agreement
(b) Form of nonqualified stock option agreement for non-employee director
(c) Form of performance stock unit term sheet (revised effective August 13, 2009 by(f) below)
(d) Form of incentive stock option agreement
(e) Long Term Incentive Letter
(incorporated by reference to the Company’s Current Report on Form 8-K dated May 16, 2007, Exhibit 99.1).
(f) Form of performance stock unit term sheet (incorporated by reference to the Company’s Current Report on Form 8-K dated August 19, 2009, Exhibit 99.1).
10.20	Avnet Deferred Compensation Plan (incorporated by reference to the Company’s Current Report on Form 8-K dated May 18, 2005, Exhibit 99.1).
10.21	Form of Indemnity Agreement. The Company enters into this form of agreement with each of its directors and officers. (incorporated herein by reference to the Company’s Quarterly Report on Form 10-Q dated May 8, 2006, Exhibit 10.1).

Exhibit
Number	Exhibit

10.22	Form option agreements for stock option plans (incorporated by reference to the Company’s Current Report on Form 8-K dated September 8, 2004, Exhibit 10.4)
(a) Non-Qualified stock option agreement for 1999 Stock Option Plan
(b) Incentive stock option agreement for 1999 Stock Option Plan
(c) Incentive stock option agreement for 1996 Stock Option Plan
(d) Non-Qualified stock option agreement for 1995 Stock Option Plan

Bank Agreements

10.23	Securitization Program
(a) Receivables Sale Agreement, dated as of June 28, 2001 between Avnet, Inc., as Originator and Avnet Receivables Corporation as Buyer (incorporated herein by reference to the Company’s Current Report on Form 8-K dated September 26, 2002, Exhibit 10J).
(b) Amendment No. 1, dated as of February 6, 2002, to Receivables Sale Agreement in 10.23(a) above (incorporated herein by reference to the Company’s Current Report on Form 8-K dated September 26, 2002, Exhibit 10K).
(c) Amendment No. 2, dated as of June 26, 2002, to Receivables Sale Agreement in 10.23(a) above (incorporated herein by reference to the Company’s Current Report on Form 8-K dated September 26, 2002, Exhibit 10L).
(d) Amendment No. 3, dated as of November 25, 2002, to Receivables Sale Agreement in 10.23(a) above (incorporated herein by reference to the Company’s Current Report on Form 8-K dated December 17, 2002, Exhibit 10B).
(e) Amendment No. 4, dated as of December 12, 2002, to Receivables Sale Agreement in 10.23(a) above (incorporated herein by reference to the Company’s Current Report on Form 8-K dated December 17, 2002, Exhibit 10E).
(f) Amendment No. 5, dated as of August 15, 2003, to Receivables Sale Agreement in 10.23(a) above (incorporated herein by reference to the Company’s Current Report on Form 8-K dated September 15, 2003, Exhibit 10C).
(g) Amendment No. 6, dated as of August 3, 2005, to Receivables Sale Agreement in 10.23(a) above (incorporated herein by reference to the Company’s Current Report on Form 8-K dated September 13, 2005, Exhibit 10.1).
(h) Amended and Restated Receivables Purchase Agreement dated as of February 6, 2002 among Avnet Receivables Corporation, as Seller, Avnet, Inc., as Servicer, the Companies, as defined therein, the Financial Institutions, as defined therein, and Bank One, NA (Main Office Chicago) as Agent (incorporated herein by reference to the Company’s Current Report on Form 8-K dated September 26, 2002, Exhibit 10M).*
(i) Amendment No. 1, dated as of June 26, 2002, to the Amended and Restated Receivables Purchase Agreement in 10.23(h) above (incorporated herein by reference to the Company’s Current Report on Form 8-K dated September 26, 2002, Exhibit 10N).
(j) Amendment No. 2, dated as of November 25, 2002, to the Amended and Restated Receivables Purchase Agreement in 10.23(h) above (incorporated herein by reference to the Company’s Current Report on Form 8-K dated December 17, 2002, Exhibit 10A).
(k) Amendment No. 3, dated as of December 9, 2002, to the Amended and Restated Receivables Purchase Agreement in 10.23(h) above (incorporated herein by reference to the Company’s Current Report on Form 8-K dated December 17, 2002, Exhibit 10C).
(l) Amendment No. 4, dated as of December 12, 2002, to the Amended and Restated Receivables Purchase Agreement in 10.23(h) above (incorporated herein by reference to the Company’s Current Report on Form 8-K dated December 17, 2002, Exhibit 10D).

Exhibit
Number		Exhibit

(m) Amendment No. 5, dated as of June 23, 2003, to the Amended and Restated Receivables Purchase Agreement in 10.23(h) above (incorporated herein by reference to the Company’s Current Report on Form 8-K dated September 15, 2003, Exhibit 10D).
(n) Amendment No. 6, dated as of August 15, 2003, to the Amended and Restated Receivables Purchase Agreement in 10.23(h) above (incorporated herein by reference to the Company’s Current Report on Form 8-K dated September 15, 2003, Exhibit 10E).
(o) Amendment No. 7, dated as of August 3, 2005, to the Amended and Restated Receivables Purchase Agreement in 10.23(h) above (incorporated herein by reference to the Company’s Current Report on Form 8-K dated September 13, 2005, Exhibit 10.2).
(p) Amendment No. 8, dated as of August 1, 2006, to the Amended and Restated Receivables Purchase Agreement in 10.23(h) above (incorporated herein by reference to the Company’s Current Report on Form 8-K dated August 29, 2006, Exhibit 10.4).
(q) Amendment No. 9, effective as of August 31, 2006, to the Amended and Restated Receivables Purchase Agreement in 10.23(h) above (incorporated herein by reference to the Company’s Current Report on Form 8-K dated August 29, 2006, Exhibit 10.5).
(r) Amendment No. 10, effective as of September 6, 2006, to the Amended and Restated Receivables Purchase Agreement in 10.23(h) above (incorporated herein by reference to the Company’s Current Report on Form 8-K dated August 29, 2007, Exhibit 10.4).
(s) Amendment No. 11, effective as of August 27, 2007, to the Amended and Restated Receivables Purchase Agreement in 10.23(h) above (incorporated herein by reference to the Company’s Current Report on Form 8-K dated August 29, 2007, Exhibit 10.5).
(t) Form of Amendment No. 12, effective as of August 28, 2008, to the Amended and Restated Receivables Purchase Agreement in 10.23(h) above.
(u) Form of Amendment No. 13, effective as of January 21, 2009, to the Amended and Restated Receivables Purchase Agreement in 10.23(h) above.
10.24		Credit Agreement dated September 27, 2007 among AVNET, INC., a New York corporation (the “Company”), Avnet Japan Co., Ltd., a private company governed under the laws of Japan (“Avnet Japan”), each other Subsidiary of the Company party hereto pursuant to Section 2.14 (Avnet Japan and each such other Subsidiary, a “Designated Borrower” and, together with the Company, the “Borrowers” and, each a “Borrower”), each lender from time to time party hereto (collectively, the “Lenders” and individually, a “Lender”), and BANK OF AMERICA, N.A., as Administrative Agent, Swing Line Lender and L/C Issuer. (incorporated herein by reference to the Company’s Current Report on Form 8-K dated September 28, 2007, Exhibit 10.1).
10.25		Guaranty dated as of September 27, 2007 made by AVNET, INC. , a New York corporation (the ‘‘Guarantor”), to BANK OF AMERICA, N.A ., a national banking association organized and existing under the laws of the United States, as administrative agent under the Credit Agreement defined below (in such capacity, the “Administrative Agent”), each of the lenders now or hereafter party to the Credit Agreement defined below (each, a ‘‘Lender” and, collectively, the ‘‘Lenders” and, together with the Administrative Agent, collectively, the ‘‘Secured Parties” and each a “Secured Party”). (incorporated herein by reference to the Company’s Current Report on Form 8-K dated September 28, 2007, Exhibit 10.2).

Other Agreements

10.26		Securities Acquisition Agreement, dated April 26, 2005, by and among Avnet, Inc. and the sellers named therein and Memec Group Holdings Limited. (incorporated herein by reference to the Company’s Current Report on Form 8-K dated April 26, 2005, Exhibit 2.1).
10.27		Stock and Asset Purchase Agreement, dated as of November 6, 2006, between MRA Systems, Inc. and Avnet, Inc. (incorporated herein by reference to the Company’s Current Report on Form 8-K dated November 7, 2006, Exhibit 10.1).
12	.1**	Ratio of Earnings to Fixed Charges.

Exhibit
Number		Exhibit

21	.**	List of subsidiaries of the Company as of June 27, 2009.
23	.1**	Consent of KPMG LLP.
31	.1**	Certification by Roy Vallee, Chief Executive Officer, under Section 302 of the Sarbanes-Oxley Act of 2002.
31	.2**	Certification by Raymond Sadowski, Chief Financial Officer, under Section 302 of the Sarbanes-Oxley Act of 2002.
32	.1***	Certification by Roy Vallee, Chief Executive Officer, under Section 906 of the Sarbanes-Oxley Act of 2002.
32	.2***	Certification by Raymond Sadowski, Chief Financial Officer, under Section 906 of the Sarbanes-Oxley Act of 2002.

*	This Exhibit does not include the Exhibits and Schedules thereto as listed in its table of contents. The Company undertakes to furnish any such Exhibits and Schedules to the Securities and Exchange Commission upon its request.

**	Filed herewith.

***	Furnished herewith.