Form 10-Q
period 2009-10-03
AVNET INC
filed 2009-10-30
CIK 8858

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended October 3, 2009

Commission File #1-4224
AVNET, INC.
Incorporated in New York

IRS Employer Identification No. 11-1890605
2211 South 47th Street, Phoenix, Arizona 85034
(480) 643-2000

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days. Yes ☑ No ☐
Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☐ No ☑
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company. See definitions of “large accelerated filer”, “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☑	Accelerated filer ☐	Non-accelerated filer ☐	Smaller Reporting Company ☐
(Do not check if a smaller reporting company)
Indicate by checkmark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
As of October 23, 2009, the total number of shares outstanding of the registrant’s Common Stock was 151,274,767 shares, net of treasury shares.

AVNET, INC. AND SUBSIDIARIES

PART I
FINANCIAL INFORMATION

Item 1.	Financial Statements
AVNET, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(Unaudited)

	October 3,	June 27,
	2009	2009 (1)
	(Thousands, except
	share amounts)
ASSETS
Current assets:
Cash and cash equivalents	$987,296	$943,921
Receivables, less allowances of $90,428 and $85,477, respectively	2,864,450	2,618,697
Inventories	1,567,742	1,411,755
Prepaid and other current assets	161,923	169,879

Total current assets	5,581,411	5,144,252
Property, plant and equipment, net	306,308	305,682
Goodwill (Notes 2 and 3)	550,039	550,118
Other assets	269,906	273,464

Total assets	$6,707,664	$6,273,516

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Borrowings due within one year (Note 4)	$50,440	$23,294
Accounts payable	2,293,149	1,957,993
Accrued expenses and other	446,334	474,573

Total current liabilities	2,789,923	2,455,860
Long-term debt (Note 4)	957,279	946,573
Other long-term liabilities	71,822	110,226

Total liabilities	3,819,024	3,512,659

Commitments and contingencies (Note 6)
Shareholders’ equity (Notes 8 and 9):
Common stock $1.00 par; authorized 300,000,000 shares; issued 151,310,000 shares and 151,099,000 shares, respectively	151,310	151,099
Additional paid-in capital	1,194,987	1,178,524
Retained earnings	1,264,966	1,214,071
Accumulated other comprehensive income (Note 8)	278,307	218,094
Treasury stock at cost, 45,624 shares and 32,306 shares, respectively	(930)	(931)

Total shareholders’ equity	2,888,640	2,760,857

Total liabilities and shareholders’ equity	$6,707,664	$6,273,516

(1)	As adjusted for the retrospective application of an accounting standard. See Note 1 to the consolidated financial statements.
See notes to consolidated financial statements.

AVNET, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

	First Quarters Ended
	October 3,	September 27,
	2009	2008 (1)
	(Thousands, except
	per share data)
Sales	$4,355,036	$4,494,450
Cost of sales	3,855,298	3,910,283

Gross profit	499,738	584,167
Selling, general and administrative expenses	392,666	419,554
Restructuring, integration and other charges (Note 12)	18,072	9,991

Operating income	89,000	154,622
Other income (expense), net	2,917	(649)
Interest expense	(15,282)	(21,003)

Income before income taxes	76,635	132,970
Income tax provision	25,740	42,631

Net income	$50,895	$90,339

Net earnings per share (Note 9):
Basic	$0.34	$0.60

Diluted	$0.33	$0.59

Shares used to compute earnings per share (Note 9):
Basic	151,276	150,561

Diluted	152,635	151,930

(1)	As adjusted for the retrospective application of an accounting standard. See Note 1 to the consolidated financial statements.
See notes to consolidated financial statements.

AVNET, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	First Quarters Ended
	October 3,	September 27,
	2009	2008 (1)
	(Thousands)
Cash flows from operating activities:
Net income	$50,895	$90,339
Non-cash and other reconciling items:
Depreciation and amortization	15,647	19,139
Deferred income taxes	11,757	(5,757)
Stock-based compensation	15,124	11,510
Other, net	4,504	6,890
Changes in (net of effects from businesses acquired):
Receivables	(219,366)	78,725
Inventories	(135,520)	(57,499)
Accounts payable	312,827	(140,428)
Accrued expenses and other, net	(49,642)	(8,214)

Net cash flows provided by (used for) operating activities	6,226	(5,295)

Cash flows from financing activities:
Proceeds from (repayment of) bank debt, net (Note 4)	29,349	(6,696)
Proceeds from other debt, net (Note 4)	210	2,154
Other, net	1,873	756

Net cash flows provided by (used for) financing activities	31,432	(3,786)

Cash flows from investing activities:
Purchases of property, plant and equipment	(10,314)	(27,578)
Cash proceeds from sales of property, plant and equipment	1,241	788
Acquisition of operations, net of cash acquired (Note 2) and other	(476)	(207,384)

Net cash flows used for investing activities	(9,549)	(234,174)

Effect of exchange rate changes on cash and cash equivalents	15,266	(10,269)

Cash and cash equivalents:
— increase (decrease)	43,375	(253,524)
— at beginning of period	943,921	640,449

— at end of period	$987,296	$386,925

Additional cash flow information (Note 10)

(1)	As adjusted for the retrospective application of an accounting standard. See Note 1 to the consolidated financial statements.
See notes to consolidated financial statements.

AVNET, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
1. Basis of presentation
In the opinion of management, the accompanying unaudited interim consolidated financial statements contain all adjustments necessary to present fairly the Company’s financial position, results of operations and cash flows. All such adjustments are of a normal recurring nature, except for (i) the adoption of an accounting standard which changes the accounting for convertible debt that may be settled in cash as discussed below, and (ii) the restructuring, integration and other charges discussed in Note 12.
The preparation of financial statements in accordance with generally accepted accounting principles requires management to make estimates and assumptions that affect the amounts reported in the consolidated financial statements. Actual results may differ from these estimates.
The Company operates on a “52/53 week” fiscal year, and as a result, the quarter ended October 3, 2009 contained 14 weeks while the quarter ended September 27, 2008 contained 13 weeks. Interim results of operations are not necessarily indicative of the results to be expected for the full fiscal year. The information included in this Form 10-Q should be read in conjunction with the consolidated financial statements and accompanying notes included in the Company’s Annual Report on Form 10-K for the fiscal year ended June 27, 2009.
Management has evaluated events and transactions that occurred after the balance sheet date and through the date these consolidated financial statements were issued.
Adoption of accounting standard
The Financial Accounting Standards Board issued authoritative guidance which requires the issuer of certain convertible debt instruments that may be settled in cash (or other assets) on conversion to separately account for the debt and equity (conversion option) components of the instrument. The standard requires the convertible debt to be recognized at the present value of its cash flows discounted using the non-convertible debt borrowing rate at the date of issuance. The resulting debt discount from this present value calculation is to be recognized as the value of the equity component and recorded to “additional paid in capital.” The discounted convertible debt is then required to be accreted up to its face value and recorded as non-cash interest expense over the expected life of the convertible debt. In addition, deferred financing costs associated with the convertible debt are required to be allocated between the debt and equity components based upon relative values. During the first quarter of fiscal 2010, the Company adopted this standard, however, there was no impact to the fiscal 2010 consolidated financial statements because the Company’s $300.0 million 2% Convertible Senior Debentures (the “Debentures”), to which this standard applies, were extinguished in fiscal 2009. Due to the required retrospective application of this standard to prior periods, the Company adjusted the prior period comparative consolidated financial statements as summarized in the following tables.

	June 27, 2009
	As Reported	Adjustments	As Adjusted
	(Thousands)
Additional paid in capital (1)	$1,135,334	$43,190	$1,178,524
Retained earnings (2)	$1,257,261	$(43,190)	$1,214,071

AVNET, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

	First Quarter Ended September 27, 2008
	As Reported	Adjustments	As Adjusted
	(Thousands, except per share data)
Selling, general and adminstrative expenses (3)	$419,651	$(97)	$419,554
Interest expense (4)	(16,860)	(4,143)	(21,003)
Income tax provision	44,211	(1,580)	42,631
Net income	$92,805	$(2,466)	$90,339

Basic EPS	$0.62	$(0.02)	$0.60
Diluted EPS	$0.61	$(0.02)	$0.59

(1)	Adjustment represents the value of the equity component of the Debentures, net of deferred taxes.

(2)
Adjustment represents the accretion of the debt discount, net of tax, over the expected life of the Debentures, which was five years from the date of issuance, or March 2009, because this was the earliest date the Debenture holders had a right to exercise their put option.

(3)	Adjustment represents a reduction to deferred financing cost amortization expense as a result of allocating a portion of such costs to the equity component of the Debentures.

(4)	Adjustment represents incremental non-cash interest expense as a result of accreting the Debenture debt discount.
2. Acquisitions
There were no acquisitions completed during the first quarter of fiscal 2010.
During the first quarter of fiscal 2009, the Company completed the following three acquisitions with combined annualized revenues of approximately $500 million: Horizon Technology Group plc, Source Electronics Corporation and OnTrack Solutions Pvt. Ltd., which are reported in the TS EMEA, EM Americas and TS Asia reporting units, respectively.
Acquisition-related exit activity accounted for in purchase accounting
During fiscal 2007 and 2006, the Company recorded certain exit-related liabilities through purchase accounting which consisted of severance for workforce reductions, non-cancelable lease commitments and lease termination charges for leased facilities, and other contract termination costs associated with the exit activities. The following table summarizes the utilization of these reserves during the first three months of fiscal 2010:

	FY 2007	FY 2006	Total
	(Thousands)
Balance at June 27, 2009	$698	$7,619	$8,317
Amounts utilized	(172)	(576)	(748)
Other, principally foreign currency translation	(8)	11	3

Balance at October 3, 2009	$518	$7,054	$7,572

As of October 3, 2009, the remaining reserves related primarily to facility exit costs and other contractual lease obligations which management expects to be substantially utilized by fiscal 2012.

AVNET, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
3. Goodwill and intangible assets
The following table presents the carrying amount of goodwill, by reportable segment, for the three months ended October 3, 2009:

	Electronics	Technology
	Marketing	Solutions	Total
	(Thousands)
Carrying value at June 27, 2009	$240,388	$309,730	$550,118
Additions	1,168	—	1,168
Adjustments	(143)	—	(143)
Foreign currency translation	(1,118)	14	(1,104)

Carrying value at October 3, 2009	$240,295	$309,744	$550,039

As of October 3, 2009, “Other assets” included customer relationship intangible assets with a carrying value of $54,148,000; (consisting of $78,248,000 in original cost value and accumulated amortization and foreign currency translation of $24,100,000). These assets are being amortized over a weighted average life of nine years. Intangible asset amortization expense was $2,175,000 and $5,215,000 for the first quarter of fiscal 2010 and fiscal 2009, respectively. During the first quarter of fiscal 2009, the Company completed the valuation of identifiable intangible assets related to fiscal 2008 acquisitions. As a result, the Company recognized $3,830,000 for cumulative catch up adjustment to amortization expense during the first quarter of fiscal 2009. Amortization expense for the next five years is expected to be approximately $9,000,000 each year.
4. External financing
Short-term debt consists of the following:

	October 3,	June 27,
	2009	2009
	(Thousands)
Bank credit facilities	$48,532	$20,882
Other debt due within one year	1,908	2,412

Short-term debt	$50,440	$23,294

Bank credit facilities consist of various committed and uncommitted lines of credit with financial institutions utilized primarily to support the working capital requirements of foreign operations. The weighted average interest rate on the outstanding bank credit facilities was 1.2% at October 3, 2009 and 1.8% at June 27, 2009.
The Company has an accounts receivable securitization program (the “Program”) with a group of financial institutions that allows the Company to sell, on a revolving basis, an undivided interest of up to $450,000,000 in eligible receivables while retaining a subordinated interest in a portion of the receivables. The Program does not qualify for sale treatment and, as a result, any borrowings under the Program are recorded as debt on the consolidated balance sheet. The Program contains certain covenants, all of which the Company was in compliance with as of October 3, 2009. The Program has a one year term that expires in August 2010. There were no amounts outstanding under the Program at October 3, 2009.
Long-term debt consists of the following:

	October 3,	June 27,
	2009	2009
	(Thousands)

5.875% Notes due March 15, 2014	$300,000	$300,000
6.00% Notes due September 1, 2015	250,000	250,000
6.625% Notes due September 15, 2016	300,000	300,000
Other long-term debt	109,514	98,907

Subtotal	959,514	948,907
Discount on notes	(2,235)	(2,334)

Long-term debt	$957,279	$946,573

AVNET, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
The Company has a five-year $500,000,000 unsecured revolving credit facility (the “Credit Agreement”) with a syndicate of banks which expires in September 2012. Under the Credit Agreement, the Company may elect from various interest rate options, currencies and maturities. The Credit Agreement contains certain covenants, all of which the Company was in compliance with as of October 3, 2009. At October 3, 2009, there were $103,644,000 in borrowings outstanding under the Credit Agreement included in “other long-term debt” in the preceding table. In addition, there were $2,009,000 in letters of credit issued under the Credit Agreement which represent a utilization of the Credit Agreement capacity but are not recorded in the consolidated balance sheet as the letters of credit are not debt. At June 27, 2009, there were $86,565,000 in borrowings outstanding under the Credit Agreement and $1,511,000 in letters of credit issued under the Credit Agreement.
At October 3, 2009, the carrying value and fair value of the Company’s debt was $1,007,719,000 and $1,047,535,000, respectively. Fair value was estimated primarily based upon quoted market prices.
5. Derivative financial instruments
Many of the Company’s subsidiaries, on occasion, purchase and sell products in currencies other than their functional currencies. This subjects the Company to the risks associated with fluctuations in foreign currency exchange rates. The Company reduces this risk by utilizing natural hedging (offsetting receivables and payables) as well as by creating offsetting positions through the use of derivative financial instruments, primarily forward foreign exchange contracts with maturities of less than sixty days. The Company continues to have exposure to foreign currency risks to the extent they are not hedged. The Company adjusts all foreign denominated balances and any outstanding foreign exchange contracts to fair market value through the consolidated statements of operations. Therefore, the market risk related to the foreign exchange contracts is offset by the changes in valuation of the underlying items being hedged. The asset or liability representing the fair value of foreign exchange contracts, based upon level 2 criteria under the fair value measurements standard, is classified in the captions “other current assets” or “accrued expenses and other,” as applicable, in the accompanying consolidated balance sheets and were not material. In addition, the Company did not have material gains or losses related to the forward contracts which are recorded in “other income (expense), net” in the accompanying consolidated statements of operations.
The Company generally does not hedge its investment in its foreign operations. The Company does not enter into derivative financial instruments for trading or speculative purposes and monitors the financial stability and credit standing of its counterparties.
6. Commitments and contingencies
From time to time, the Company may become a party to, or otherwise involved in pending and threatened litigation, tax, environmental and other matters arising in the ordinary course of conducting its business. Management does not anticipate that any contingent matters will have a material adverse impact on the Company’s financial condition, liquidity or results of operations.
7. Pension plan
The Company’s noncontributory defined benefit pension plan (the “Plan”) covers substantially all domestic employees. Components of net periodic pension costs during the quarters ended October 3, 2009 and September 27, 2008 were as follows:

	First Quarters Ended
	October 3,	September 27,
	2009	2008
	(Thousands)
Service cost	$—	$4,051
Interest cost	3,937	4,544
Expected return on plan assets	(7,534)	(6,363)
Recognized net actuarial loss	1,422	581
Amortization of prior service credit	(1,221)	—

Net periodic pension cost (income)	$(3,396)	$2,813

During the first quarter of fiscal 2010, the Company made contributions to the Plan of $4,750,000. In October 2009, the Company agreed to settle a pension litigation matter, subject to court approval, which will require a plan amendment to provide retroactive benefits to certain pension plan participants and which will result in additional pension expense to the Company of approximately $3 million per year for each of the next 11 years.

AVNET, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
8.	Comprehensive income (loss)

	First Quarters Ended
	October 3,	September 27,
	2009	2008
	(Thousands)
Net income	$50,895	$90,339
Foreign currency translation adjustments	60,213	(151,664)

Total comprehensive income (loss)	$111,108	$(61,325)

9. Earnings per share

	First Quarters Ended
	October 3,	September 27,
	2009	2008 (1)
	(Thousands, except per share data)
Numerator:
Net income	$50,895	$90,339

Denominator:
Weighted average common shares for basic earnings per share	151,276	150,561
Net effect of dilutive stock options and performance share awards	1,359	1,369

Weighted average common shares for diluted earnings per share	152,635	151,930

Basic earnings per share	$0.34	$0.60

Diluted earnings per share	$0.33	$0.59

(1)	As adjusted for the retrospective application of an accounting standard. See Note 1.
Options to purchase 1,635,000 and 1,007,000 shares of the Company’s stock were excluded from the calculations of diluted earnings per share for the quarters ended October 3, 2009 and September 27, 2008, respectively, because the exercise price for those options was above the average market price of the Company’s stock. Therefore, inclusion of these options in the diluted earnings per share calculation would have had an anti-dilutive effect.
10. Additional cash flow information
Interest and income taxes paid in the three months ended October 3, 2009 and September 27, 2008 were as follows:

	First Quarters Ended
	October 3,	September 27,
	2009	2008
	(Thousands)
Interest	$27,181	$31,224
Income taxes	26,710	34,849

AVNET, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
11. Segment information

	First Quarters Ended
	October 3,	September 27,
	2009	2008 (1)
	(Thousands)
Sales:
Electronics Marketing	$2,438,081	$2,701,479
Technology Solutions	1,916,955	1,792,971

	$4,355,036	$4,494,450

Operating income (loss):
Electronics Marketing	$81,411	$138,706
Technology Solutions	51,398	51,107
Corporate	(25,737)	(25,200)

	107,072	164,613
Restructuring, integration and other charges (Note 12)	(18,072)	(6,161)
Incremental intangible asset amortization (Note 3)	—	(3,830)

	$89,000	$154,622

Sales, by geographic area:
Americas (2)	$1,919,127	$2,017,171
EMEA (3)	1,347,315	1,496,472
Asia/Pacific (4)	1,088,594	980,807

	$4,355,036	$4,494,450

(1)	As adjusted for the retrospective application of an accounting standard. See Note 1.

(2)	Includes sales in the United States of $1.7 billion and $1.8 billion for the quarters ended October 3, 2009 and September 27, 2008, respectively.

(3)
Includes sales in Germany and United Kingdom of $466.1 million and $284.8 million, respectively, for the quarter ended October 3, 2009, and $555.5 million and $250.0 million, respectively, for the quarter ended September 27, 2008.

(4)
Includes sales in Taiwan, Hong Kong and Singapore of $325.5 million, $353.3 million and $259.2 million, respectively, for the quarter ended October 3, 2009 and $333.0 million, $298.3 million and $249.7 million, respectively, for the quarter ended September 27, 2008.

	October 3,	June 27,
	2009	2009
	(Thousands)
Assets:
Electronics Marketing	$3,792,309	$3,783,364
Technology Solutions	2,261,978	2,036,832
Corporate	653,377	453,320

	$6,707,664	$6,273,516

Property, plant, and equipment, net, by geographic area
Americas (5)	$180,669	$183,937
EMEA (6)	106,910	101,261
Asia/Pacific	18,729	20,484

	$306,308	$305,682

(5)	Includes property, plant and equipment, net, of $176.2 million and $179.6 million as of October 3, 2009 and June 27, 2009, respectively, in the United States.

(6)
Includes property, plant and equipment, net, of $42.4 million, $24.7 million and $26.3 million in Germany, Belgium and the United Kingdom, respectively, as of October 3, 2009 and $41.4 million, $24.2 million and $26.8 million, respectively, as of June 27, 2009.

AVNET, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
12. Restructuring, integration and other charges
Fiscal 2010
During the first quarter of fiscal 2010, the Company incurred restructuring, integration and other charges related to the remaining cost reduction actions announced in fiscal 2009 which were taken in response to market conditions as well as integration costs associated with acquired businesses.

Quarter ended
October 3, 2009
(Thousands)
Restructuring charges	$15,991
Integration costs	2,931
Other	1,104
Reversal of excess prior year restructuring reserves	(1,954)

Total restructuring, integration and other charges	$18,072

The activity related to the restructuring charges incurred during the first quarter of fiscal 2010 is presented in the following table:

	Severance	Facility
	Reserves	Exit Costs	Other	Total
	(Thousands)
Fiscal 2010 pre-tax charges	$9,683	$3,711	$2,597	$15,991
Amounts utilized	(2,934)	(1,171)	(13)	(4,118)
Other, principally foreign currency translation	2	—	(15)	(13)

Balance at October 3, 2009	$6,751	$2,540	$2,569	$11,860

Severance charges recorded in the first quarter of fiscal 2010 related to personnel reductions of over 150 employees in administrative, finance and sales functions in connection with the cost reduction actions in all three regions. Facility exit costs consisted of lease liabilities and fixed asset write-downs associated with seven vacated facilities in the Americas, one in EMEA and four in the Asia/Pac region. Other charges consisted primarily of contractual obligations with no on-going benefit to the Company. Cash payments of $2,961,000 are reflected in the amounts utilized during the first quarter of fiscal 2010 and the remaining amounts were related to non-cash asset write downs. As of October 3, 2009, management expects the majority of the remaining severance and other reserves to be utilized by the end of fiscal 2012 and the remaining facility exit cost reserves to be utilized by the end of fiscal 2013.
During the first quarter of fiscal 2010, the Company incurred integration costs for professional fees, facility moving costs, travel, meeting, marketing and communication costs that were incrementally incurred as a result of the integration efforts of previously acquired businesses.
Fiscal 2009
During fiscal 2009, the Company incurred restructuring, integration and other charges related to cost reduction actions, costs for integration activity for acquired business and other items. The following table presents the activity during the first quarter of fiscal 2010 related to the remaining restructuring reserves established during fiscal 2009.

	Severance	Facility
	Reserves	Exit Costs	Other	Total
	(Thousands)
Balance at June 27, 2009	$19,471	$26,678	$2,458	$48,607
Amounts utilized	(8,159)	(2,343)	(34)	(10,536)
Adjustments	(1,810)	—	(37)	(1,847)
Other, principally foreign currency translation	350	137	117	604

Balance at October 3, 2009	$9,852	$24,472	$2,504	$36,828

AVNET, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
The amounts utilized during the first quarter of fiscal 2010 represent cash payments. Management expects the majority of the remaining severance reserves to be utilized in fiscal 2011, the remaining facility exit cost reserves to be utilized by the end of fiscal 2015 and other contractual obligations to be utilized by the end of fiscal 2010.
Fiscal 2008 and prior restructuring reserves
In fiscal year 2008 and prior, the Company incurred restructuring charges under five separate restructuring plans. The table below presents the activity during the first quarter of fiscal 2010 related to the remaining reserves established as part of these restructuring plans:

			FY 2006
Restructuring charges	FY 2008	FY 2007	& Prior	Total
	(Thousands)
Balance at June 27, 2009	$2,977	$190	$1,617	$4,784
Amounts utilized	(558)	(97)	(360)	(1,015)
Adjustments	—	(107)	—	(107)
Other, principally foreign currency translation	22	14	34	70

Balance at October 3, 2009	$2,441	$—	$1,291	$3,732

The amounts utilized during the first quarter of fiscal 2010 represent cash payments. As of October 3, 2009, the remaining FY 2008 reserves related to severance and other contractual obligations which are expected to be utilized by the end of fiscal 2010 and facility exit costs which are expected to be utilized by the end of fiscal 2013. The remaining FY 2006 and prior reserves related to facility exit costs, which management expects to be utilized by fiscal 2013.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations
For a description of the Company’s critical accounting policies and an understanding of the significant factors that influenced the Company’s performance during the quarters ended October 3, 2009 and September 27, 2008, this Management’s Discussion and Analysis of Financial Condition and Results of Operations (“MD&A”) should be read in conjunction with the consolidated financial statements, including the related notes, appearing in Item 1 of this Report, as well as the Company’s Annual Report on Form 10-K for the year ended June 27, 2009. The Company operates on a “52/53 week” fiscal year, and as a result, the quarter ended October 3, 2009 contained 14 weeks while the quarter ended September 27, 2008 contained 13 weeks. This extra week in the current quarter impacts the year over year analysis in this MD&A. In addition, the Company’s consolidated financial statements reflect the adjustments or reclassifications of certain prior period amounts for accounting changes as a result of the required retrospective application of an accounting standard which changes the accounting for debt that may be settled in cash as discussed in Note 1 in the accompanying Notes to Consolidated Financial Statements in Part I of this Form 10-Q.
There are numerous references to the impact of foreign currency translation in the discussion of the Company’s results of operations. Over the past several years, the exchange rates between the US Dollar and many foreign currencies, especially the Euro, have fluctuated significantly. For example, the US Dollar has strengthened against the Euro by approximately 5% when comparing the first quarter of fiscal 2010 with the first quarter of fiscal 2009. When the stronger US Dollar exchange rates of the current year are used to translate the results of operations of Avnet’s subsidiaries denominated in foreign currencies, the resulting impact is a decrease in US Dollars of reported results as compared with the prior period. In the discussion that follows, this is referred to as the “translation impact of changes in foreign currency exchange rates.”
In addition to disclosing financial results that are determined in accordance with US generally accepted accounting principles (“GAAP”), the Company also discloses certain non-GAAP financial information such as (i) income or expense items as adjusted for the translation impact of changes in foreign currency exchange rates, as discussed above, and (ii) sales adjusted for the impact of acquisitions by adjusting Avnet’s prior periods to include the sales of businesses acquired as if the acquisitions had occurred at the beginning of the period presented and, in the discussion that follows, this adjustment for acquisitions is referred to as “pro forma sales” or “organic sales.” Management believes that providing this additional information is useful to the reader to better assess and understand operating performance, especially when comparing results with previous periods or forecasting performance for future periods, primarily because management typically monitors the business both including and excluding these adjustments to GAAP results. Management also uses these non-GAAP measures to establish operational goals and, in some cases, for measuring performance for compensation purposes. However, analysis of results on a non-GAAP basis should be used as a complement to, and in conjunction with, data presented in accordance with GAAP.
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

Results of Operations
Executive Summary
The first quarter of fiscal 2010 financial results improved in comparison to recent quarters, which is an indication that the effect of the global economic slowdown on end demand may be beginning to improve. However, the results for the current quarter were below the prior year first quarter performance due to the global economic slowdown. The Company’s year over year operating performance improved in the Asia region in both operating groups, but remained below the prior year first quarter performance levels in the historically more profitable Americas and EMEA regions. Avnet’s consolidated sales of $4.36 billion were down 3.1% year over year and essentially flat excluding the impact of changes in foreign currency exchange rates. This rate of year-over-year decline in sales was significantly less than the declines experienced in the prior four quarters and was the second consecutive quarter of improvement (smaller declines) providing further evidence that business conditions continue to improve. As a result of Avnet’s 52/53 week fiscal calendar, the first quarter of fiscal 2010 contained fourteen weeks of activity compared with thirteen weeks in fiscal 2009. Due to sales fluctuations that occur from the first month of each quarter to the last month of each quarter, estimating the effect of an additional week’s activity in the first quarter of fiscal 2010 is not precise; however, management roughly estimates that approximately $400 million of sales in the first quarter of fiscal 2010 are a result of the extra week.
Gross profit margin declined 153 basis points year over year primarily due to regional mix and lower margins in the EM Americas and EMEA regions. Although operating income margins improved sequentially due to the improving business environment as noted above and the positive impact of cost reductions actions, it declined 142 basis points year over year to 2.0%. This was primarily due to lower than historical operating performance from the EM Americas and EMEA regions resulting from the impact of the global economic slowdown. Previously announced cost reduction actions totaling $225 million in annualized cost savings were substantially complete as of the end of the first quarter of fiscal 2010, with the related benefit to be fully realized in the second quarter of fiscal 2010. In addition, the Company expects to achieve cost synergies of approximately $40 million as a result of acquisition integration activities most of which were completed by the end of fiscal 2009 with the remaining expected to be completed by the end of the second quarter of fiscal 2010.
The Company continued to focus on managing working capital velocity, defined as quarterly sales annualized divided by the monthly average of receivables plus inventory less accounts payable, which improved significantly both year over year and sequentially. Working capital declined $869 million year over year, or 29%, while sales declined 3.1%, resulting in an improvement in working capital velocity from 5.9 times to a record 7.6 times. Sequentially, working capital increased by $67 million even though sales increased by nearly $590 million or over 15% resulting in a sequential improvement in working capital velocity from 6.5 times to 7.6 times. During growth periods, the Company is more likely to utilize operating cash flows for working capital requirements; however, the improvement in working capital velocity contributed to the generation of $6.2 million of cash from operating activities during the first quarter of fiscal 2010 even with the sequential sales growth of $590 million. This compares with cash usage of $5.3 million in the prior year first quarter. On a trailing twelve month basis, through the first quarter of fiscal 2010, the Company generated cash from operating activities of $1.1 billion. However, as revenues seem to be stabilizing and working capital velocity are at appropriate levels for the operating groups, management does not expect to continue to generate the same levels of cash from operating activities as were generated in fiscal 2009 ($1.1 billion).

Sales
The table below provides the comparison of first quarter of fiscal 2010 and 2009 sales for the Company and its operating groups. In addition, certain acquisitions completed in fiscal 2009 impact the comparison of first quarter sales to sales in the prior year first quarter, therefore, the table below also provides pro forma (or organic) sales which include acquisitions as if they occurred on the first day of fiscal 2009.

					Pro forma
			Year-Year	Pro forma	Year-Year
	Q1-Fiscal ’10	Q1-Fiscal ’09	% Change	Q1-Fiscal ’09	% Change
	(Dollars in thousands)
Avnet, Inc.	$4,355,036	$4,494,450	(3.1)%	$4,658,931	(6.5)%
EM	2,438,081	2,701,479	(9.8)	2,865,387	(14.9)
TS	1,916,955	1,792,971	6.9	1,793,544	6.9
EM
Americas	$757,588	$952,971	(20.5)%	$952,971	(20.5)%
EMEA	788,595	882,495	(10.6)	1,008,825	(21.8)
Asia	891,898	866,013	3.0	903,591	(1.3)
TS
Americas	$1,161,539	$1,064,200	9.2%	$1,064,200	9.1%
EMEA	558,720	613,977	(9.0)	613,977	(9.0)
Asia	196,696	114,794	71.4	115,367	70.5
Totals by Region
Americas	$1,919,127	$2,017,171	(4.9)%	$2,017,171	(4.9)%
EMEA	1,347,315	1,496,472	(10.0)	1,622,802	(17.0)
Asia	1,088,594	980,807	11.0	1,018,958	6.8

	As	Acquisition	Pro forma
	Reported	Sales (1)	Sales
	(Thousands)
Q1 Fiscal 2009
Avnet, Inc.	$4,494,450	$164,481	$4,658,931
EM	2,701,479	163,908	2,865,387
TS	1,792,971	573	1,793,544

(1)	Includes the following acquisitions:

Ontrack Solutions Pvt. Ltd. acquired July 2008 in the TS Asia region

Nippon Denso Industry Co., Ltd acquired December 2008 in the EM Asia region

Abacus Group plc acquired January 2009 in the EM EMEA region
Consolidated sales for the first quarter of fiscal 2010 were $4.36 billion, down 3.1%, or $139.4 million, from the prior year first quarter consolidated sales of $4.49 billion. Excluding the translation impact of changes in foreign currency exchange rates, sales were essentially flat year over year. As noted previously, the first quarter of fiscal 2010 includes an extra week when compared with the prior year first and fourth quarters, which management estimates added approximately $400 million in sales. On a sequential basis, consolidated sales grew 15.6% with both operating groups delivering double digit sequential sales growth. On a pro forma basis, consolidated sales declined 6.5% year over year.
EM sales of $2.44 billion in the first quarter of fiscal 2010 declined 9.8% over the prior year first quarter sales of $2.70 billion and declined 8.0% excluding the translation impact of changes in foreign currency exchange rates. The first quarter of fiscal 2010 includes an extra week of sales, estimated at roughly $150 million, compared with the sequential or prior year quarter. The year-over-year decline in revenue was a result of the Americas and the EMEA regions, which were down 20.5% and 10.6%, respectively, as these two regions have not yet fully recovered from the effects of the global economic slowdown. The EMEA results were negatively impacted by the strengthening of the US dollar against the Euro during the first quarter of fiscal 2010 as compared with the prior year first quarter as the EMEA region sales declined 4.4% excluding the translation impact of changes in foreign currency exchange rates. Year-over-year organic sales in the EMEA region declined 16.4% excluding the translation impact of changes in foreign currency exchange rates. EM Asia sales grew 3.0% year over year primarily due to the impact of acquisitions, the effects of recent government stimulus actions in China and the extra week of sales due to the Company’s fiscal calendar. EM Asia’s year-over-year organic sales declined only 1.3% due primarily to the effects of recent government stimulus actions in China and the extra week of sales.

TS sales of $1.92 billion in the first quarter of fiscal 2010 were up 6.9% year over year and up 10.5% excluding the translation impact of changes in foreign currency exchange rates. The extra week in the first quarter of fiscal 2010 added an estimated $250 million in sales compared with the sequential quarter and prior year first quarter. On a sequential basis, TS sales were up 17.0% and up 14.7% excluding the translation of changes in foreign currency exchange rates. Year-over-year sales in the Americas and Asia regions were up 9.2% and 71.4%, respectively, primarily as a result of higher demand for microprocessors and storage products combined with the impact of the extra week in the first quarter. The EMEA region sales were down 9.0% year over year, and flat when excluding the impact of changes in foreign currency exchange rates, primarily due to a slower recovery from the global economic slowdown.
Gross Profit and Gross Profit Margins
Consolidated gross profit for the first quarter of fiscal 2010 was $499.7 million, down $84.4 million, or 14.5%, from prior year first quarter primarily due to the decline in revenue and the decline in gross profit margin. Gross profit margin of 11.5% declined 153 basis points over the prior year. For EM, gross profit margin declined 138 basis points year over year, primarily due to the negative impacts of (i) customer mix and competitive pressure in the Americas and EMEA regions and (ii) geographic mix as Asia grew to 37% of EM sales compared with 32% of EM sales in the prior year first quarter. TS gross profit margin was down 129 basis points year over year with both the Americas and EMEA regions contributing to the decline primarily due to competitive pressures.
Selling, General and Administrative Expenses
Selling, general and administrative expenses (“SG&A expenses”) were $392.7 million in the first quarter of fiscal 2010, a decrease of $26.9 million, or 6.4%, from the prior year quarter. The decrease in SG&A expenses was primarily a result of the positive impact of the cost reduction actions and the translation impact of changes in foreign currency exchange rates, partially offset by additional SG&A expenses associated with businesses acquired in fiscal 2009 and the extra week of expenses due to the Company’s fiscal calendar as noted above. Metrics that management monitors with respect to its operating expenses are SG&A expenses as a percentage of sales and as a percentage of gross profit. In the first quarter of fiscal 2010, SG&A expenses were 9.0% of sales and 78.6% of gross profit as compared with 9.3% and 71.8%, respectively, in the first quarter of fiscal 2009. Although these metrics were worse than in the prior year, they improved sequentially for the second quarter in a row due to the positive impact of the cost reduction actions taken in response to business conditions.
During fiscal 2009, the Company took actions to reduce costs over the course of the fiscal year to better align its cost structure with the market conditions. By the end of fiscal 2009, approximately 90% of the $225 million annualized cost savings were estimated to have been achieved. The remaining cost reduction actions were substantially complete by the end of the first quarter of fiscal 2010 and for which the full benefit of the cost savings is expected to be reflected in the second quarter of fiscal 2010.
Restructuring, Integration and Other Charges
Restructuring, integration and other charges amounted to $18.1 million pre-tax, $13.2 million after tax and $0.09 per share on a diluted basis during the first quarter of fiscal 2010 as compared with $10.0 million pre-tax, $8.9 million after tax and $0.06 per share on a diluted basis in the prior year first quarter, which included a cumulative catch up of intangible asset amortization totaling $3.8 million. As discussed above, the restructuring, integration and other charges in the first quarter of fiscal 2010 represent the remaining cost reduction actions announced in fiscal 2009 as well as integration costs associated with recently acquired businesses. Restructuring costs included $9.7 million of severance, $3.7 million of facility exit costs and $3.7 million of other charges related to contract termination costs, fixed asset write-downs and other charges. The Company also recorded a reversal of $1.9 million to adjust reserves related to prior year restructuring activity which were deemed excessive. Integration costs of $2.9 million included professional fees, facility moving costs, travel, meeting, marketing and communication costs that were incrementally incurred as a result of the integration activity.

Operating Income
During the first quarter of fiscal 2010, the Company generated operating income of $89.0 million, down 42.4% as compared with operating income of $154.6 million in the prior year first quarter. Consolidated operating income margin was 2.0% as compared with 3.4% in the prior year first quarter. EM operating income declined 41.3% to $81.4 million and operating income margin of 3.3% declined 179 basis points from the first quarter of fiscal 2009. Although the cost reduction actions at EM provided the expected benefit to operating income, the year-over-year decline in gross profit margins in the Americas and EMEA regions was a significant factor in the year-over-year decline in EM operating income. TS operating income of $51.4 million was essentially flat year over year. Even though the TS gross profit margin declined 129 basis points, operating income margin declined only 17 basis points over the prior year first quarter due to the benefits of the cost reduction actions. Corporate operating expenses were $25.7 million in the first quarter of fiscal 2010 as compared with $25.2 million in the first quarter of fiscal 2009. In addition, during the first quarter of fiscal 2010, restructuring, integration and other charges amounted to $18.1 million pre-tax, $13.2 million after tax and $0.09 per share on a diluted basis as compared with $10.0 million pre-tax, $8.9 million and $0.06 per share on a diluted basis for the prior year first quarter.
Interest Expense and Other Income (Expense), net
Interest expense for the first quarter of fiscal 2010 was $15.2 million, down $5.7 million, or 27.2%, from interest expense of $21.0 million in the first quarter of fiscal 2009. During the first quarter of fiscal 2010, the Company adopted an accounting standard which required retrospective application of the standard’s provisions to prior years which resulted in recognizing incremental non-cash interest expense of $4.1 million in addition to the previously reported interest expense of $16.9 million in the first quarter of fiscal 2009 (see Note 1 in the Notes to Consolidated Financial Statements included in Part I of this Form 10-Q). The year-over-year decrease in interest expense was primarily due to the elimination of interest on the Company’s $300.0 million 2% Convertible Senior Debentures which were extinguished in March 2009. See Financing Transactions for further discussion of the Company’s outstanding debt.
During the first quarter of fiscal 2010, the Company recognized $2.9 million in other income as compared with $0.6 million of other expense in the first quarter of the prior year.
Income Tax Provision
The Company’s effective tax rate on its income before income taxes was 33.6% in the first quarter of fiscal 2010 as compared with 32.1% in the first quarter of fiscal 2009.
Net Income
As a result of the factors described in the preceding sections of this MD&A, the Company’s consolidated net income for the first quarter of fiscal 2010 was $50.9 million and $0.33 per share on a diluted basis, as compared with net income of $90.3 million and $0.59 per share on a diluted basis in the prior year first quarter.
LIQUIDITY AND CAPITAL RESOURCES
Cash Flow
Cash Flow from Operating Activities
During the first quarter of fiscal 2010, the Company generated $6.2 million of cash and cash equivalents from its operating activities as compared with a use of $5.3 million in the first quarter of fiscal 2009. These results are comprised of: (1) cash flow generated from net income excluding non-cash and other reconciling items, which includes the add-back of depreciation and amortization, deferred income taxes, stock-based compensation and other non-cash items (primarily the provision for doubtful accounts and periodic pension costs) and (2) cash flow used for working capital, excluding cash and cash equivalents. Cash used for working capital during the first quarter of fiscal 2010 consisted of accounts receivable growth of $219.4 million and inventory growth of $135.5 million, growth in accrued expenses and other of $49.6 million, primarily offset by growth in payables of $312.8 million. During growth periods, the Company has historically been more likely to utilize operating cash flows for working capital requirements; however, the improvement in working capital velocity contributed to the generation of $6.2 million of cash from operating activities during the first quarter of fiscal 2010 even though sales grew nearly $590 million or over 15% sequentially.
Comparatively, the working capital outflow in the first quarter of fiscal 2009 consisted of net collections in receivables ($78.7 million) offset by growth in inventories ($57.5 million), net cash outflows for accounts payable ($140.4 million) and cash outflow for other items ($8.2 million). The decrease in receivables and payment of accounts payable during the quarter was driven primarily by TS activities.

Cash Flow from Financing Activities
The Company received proceeds of $31.4 million primarily from bank credit facilities during the first quarter of fiscal 2010. During the first quarter of fiscal 2009, the Company used $3.8 million to repay bank credit facilities and other debt.
Cash Flow from Investing Activities
The Company used $9.5 million of cash for primarily for capital expenditures related to building and leasehold improvements, system development costs, computer hardware and software. During the first quarter of fiscal 2009, the Company used $234.2 million of cash primarily for acquisitions and capital expenditures related to system development costs, computer hardware and software expenditures.
Capital Structure and Contractual Obligations
The following table summarizes the Company’s capital structure as of the end of the first quarter of fiscal 2010 with a comparison to fiscal 2009 year-end:

	October 3,	% of Total	June 27,	% of Total
	2009	Capitalization	2009	Capitalization
	(Dollars in thousands)
Short-term debt	$50,440	1.3%	$23,294	0.6%
Long-term debt	957,279	24.6	946,573	25.4

Total debt	1,007,719	25.9	969,867	26.0
Shareholders’ equity	2,888,640	74.1	2,760,857	74.0

Total capitalization	$3,896,359	100.0	$3,730,724	100.0

For a description of the Company’s long-term debt and lease commitments for the next five years and thereafter, see Long-Term Contractual Obligations appearing in Item 7 of the Company’s Annual Report on Form 10-K for the year ended June 27, 2009. With the exception of the Company’s debt transactions discussed herein, there are no material changes to this information outside of normal lease payments.
The Company does not currently have any material commitments for capital expenditures.
Financing Transactions
The Company has a five-year $500.0 million unsecured revolving credit facility (the “Credit Agreement”) with a syndicate of banks which expires in September 2012. Under the Credit Agreement, the Company may elect from various interest rate options, currencies and maturities. As of the end of the first quarter of fiscal 2010, there were $103.6 million in borrowings outstanding under the Credit Agreement included in “long-term debt” in the consolidated financial statements. In addition, there were $2.0 million in letters of credit issued under the Credit Agreement which represent a utilization of the Credit Agreement capacity but are not recorded in the consolidated balance sheet as the letters of credit are not debt. As of June 27, 2009, there were $86.6 million in borrowings outstanding and $1.5 million in letters of credit issued under the Credit Agreement.
The Company has an accounts receivable securitization program (the “Securitization Program”) with a group of financial institutions that allows the Company to sell, on a revolving basis, an undivided interest of up to $450.0 million in eligible receivables while retaining a subordinated interest in a portion of the receivables. The Securitization Program does not qualify for sale accounting and has a one year term that expires in August 2010. There were no borrowings outstanding under the Securitization Program at October 3, 2009 or June 27, 2009.
Notes outstanding at October 3, 2009 consisted of:
•	$300.0 million of 5.875% Notes due March 15, 2014
•	$250.0 million of 6.00% Notes due September 1, 2015
•	$300.0 million of 6.625% Notes due September 15, 2016
In addition to its primary financing arrangements, the Company has several small lines of credit in various locations to fund the short-term working capital, foreign exchange, overdraft and letter of credit needs of its wholly owned subsidiaries in Europe, Asia and Canada. Avnet generally guarantees its subsidiaries’ obligations under these facilities.

Covenants and Conditions
The Credit Agreement contains certain covenants with various limitations on debt incurrence, dividends, investments and capital expenditures and also includes financial covenants requiring the Company to maintain minimum interest coverage and leverage ratios, as defined. Management does not believe that the covenants in the Credit Agreement limit the Company’s ability to pursue its intended business strategy or future financing needs. The Company was in compliance with all covenants of the Credit Agreement as of October 3, 2009.
The Securitization Program requires the Company to maintain certain minimum interest coverage and leverage ratios as defined in the Credit Agreement in order to continue utilizing the Securitization Program. The Securitization Program also contains certain covenants relating to the quality of the receivables sold. If these conditions are not met, the Company may not be able to borrow any additional funds and the financial institutions may consider this an amortization event, as defined in the agreement, which would permit the financial institutions to liquidate the accounts receivables sold to cover any outstanding borrowings. Circumstances that could affect the Company’s ability to meet the required covenants and conditions of the Securitization Program include the Company’s ongoing profitability and various other economic, market and industry factors. Management does not believe that the covenants under the Securitization Program limit the Company’s ability to pursue its intended business strategy or future financing needs. The Company was in compliance with all covenants of the Securitization Program as of October 3, 2009.
Liquidity
The Company had total borrowing capacity of $950.0 million at October 3, 2009 under the Credit Agreement and the Securitization Program. There were $103.6 million in borrowings outstanding and $2.0 million in letters of credit issued under the Credit Agreement resulting in $844.4 million of net availability at the end of the first quarter. The Company also had $987.3 million of cash and cash equivalents at October 3, 2009.
The Company has no other significant financial commitments outside of normal debt and lease maturities discussed in Capital Structure and Contractual Obligations. Management believes that Avnet’s borrowing capacity, its current cash availability and the Company’s expected ability to generate operating cash flows are sufficient to meet its projected financing needs. During periods of weakening demand in the electronic component and enterprise computer solutions industry, as was experienced in the prior fiscal year, the Company typically generates cash from operating activities. However, during high growth periods the Company is more likely to utilize operating cash flows for working capital requirements. Although management expects to continue to generate cash from operating activities, it does not expect to continue to generate the same levels of cash from operating activities that were generated during fiscal 2009 ($1.1 billion).
The Company has been making and expects to continue to make strategic investments through acquisition activity to the extent the investments strengthen Avnet’s competitive position and meet management’s return on capital thresholds.
The following table highlights the Company’s liquidity and related ratios as of the end of the first quarter of fiscal 2010 with a comparison to the fiscal 2009 year-end:
COMPARATIVE ANALYSIS — LIQUIDITY
(Dollars in millions)

	October 3,	June 27,	Percentage
	2009	2009	Change
Current Assets	$5,581.4	$5,144.3	8.5%
Quick Assets	3,851.7	3,562.6	8.1
Current Liabilities	2,789.9	2,455.9	13.6
Working Capital (1)	2,791.5	2,688.4	3.8
Total Debt	1,007.7	969.9	3.9
Total Capital (total debt plus total shareholders’ equity)	3,896.4	3,730.7	4.4
Quick Ratio	1.4:1	1.5:1
Working Capital Ratio	2.0:1	2.1:1
Debt to Total Capital	25.9%	26.0%

(1)	This calculation of working capital is defined as current assets less current liabilities.

The Company’s quick assets (consisting of cash and cash equivalents and receivables) increased 8.1% from June 27, 2009 to October 3, 2009 primarily due to the sequential increase in sales, particularly in the last two weeks of the first quarter. Current assets increased 8.5% due to the increase in receivables and, to a lesser extent, in inventory. Current liabilities increased 13.6% primarily due to the growth in accounts payable. As a result of the factors noted above, total working capital increased by 3.8% during the first quarter. Total debt increased by 3.9%, total capital increased 4.4% and the debt to capital ratio was flat as compared with June 27, 2009.
Recently Issued Accounting Pronouncements
In June 2009, the Financial Accounting Standards Board (“FASB”) issued authoritative guidance which establishes the FASB Accounting Standards CodificationTM (“ASC”) as the single source of authoritative US GAAP, organized by topic, and creates a new referencing system to identify authoritative guidance such that references to SFAS, EITF, etc. will no longer be valid. The Codification does not create any new GAAP standards. In addition, the Securities and Exchange Commission (“SEC”) rules and releases will remain as sources of authoritative US GAAP for SEC registrants. The standard is effective for the Company’s first quarter of fiscal 2010 and did not have a material impact on the Company’s consolidated financial statements.
In June 2009, the FASB issued authoritative guidance which changes the analysis required to determine controlling interest in variable interest entities and requires additional disclosures regarding a company’s involvement with such entities. The standard, which is effective beginning the Company’s fiscal year 2011, is not expected to have a material impact on the Company’s consolidated financial statements.
In June 2009, the FASB issued authoritative guidance which eliminates the concept of qualifying special purpose entities, limits the number of financial assets and liabilities that qualify for derecognition, and requires additional disclosures. The standard, which is effective beginning the Company’s fiscal year 2011, is not expected to have a material impact on the Company’s consolidated financial statements.
In April 2009, the FASB issued authoritative guidance which requires disclosure about fair value of financial instruments in interim financial statements in order to provide more timely information about the effects of current market conditions on financial instruments. The standard, which is effective beginning the Company’s first quarter of fiscal 2010, did not have a material impact on the Company’s consolidated financial statements.
In May 2008, the FASB issued authoritative guidance which requires the issuer of certain convertible debt instruments that may be settled in cash (or other assets) on conversion to separately account for the debt and equity (conversion option) components of the instrument. The standard requires the convertible debt to be recognized at the present value of its cash flows discounted using the non-convertible debt borrowing rate at the date of issuance. The resulting debt discount from this present value calculation is to be recognized as the value of the equity component and recorded to “additional paid in capital.” The discounted convertible debt is then required to be accreted up to its face value through interest expense over the expected life of the convertible debt. In addition, deferred financing costs associated with the convertible debt are required to be allocated between the debt and equity components based upon relative values. During the first quarter of fiscal 2010, the Company adopted this standard; however, there was no impact to the fiscal 2010 consolidated financial statements because the Company’s $300.0 million 2% Convertible Senior Debentures, to which this standard applies, were extinguished in fiscal 2009. Due to the required retrospective application to prior periods, the Company adjusted the prior period comparative consolidated financial statements presented in this Form 10-Q.
In December 2007, the FASB issued authoritative guidance which establishes the requirements for how an acquirer recognizes and measures the identifiable assets acquired, the liabilities assumed, any non-controlling interest in the acquiree and the goodwill acquired. The standard requires acquisition costs be expensed instead of capitalized as was required under prior purchase accounting standards and also establishes disclosure requirements for business combinations. The standard, which is effective beginning in the Company’s first quarter of fiscal 2010, did not have a material impact on the Company’s consolidated statement of operations based upon the Company’s level of acquisition activity during the first quarter of fiscal 2010.
In December 2007, the FASB issued authoritative guidance which changes the accounting and reporting for minority interests, which are now termed “non-controlling interests.” The standard requires non-controlling interests to be presented as a separate component of equity and requires the amount of net income attributable to the parent and to the non-controlling interest to be separately identified on the consolidated statement of operations. The standard, which is effective for the Company’s first quarter of fiscal 2010, did not have a material impact on the Company’s consolidated financial statements as the Company does not currently have any material non-controlling interests.
In February 2008, the FASB issued authoritative guidance which delayed the effective date of the fair value measurement guidance for all non-financial assets and non-financial liabilities, except for items that are recognized or disclosed as fair value in the financial statements on a recurring basis (at least annually). The standard, which is effective for the Company’s first quarter of fiscal 2010, did not have a material impact on the Company’s consolidated financial statements.

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
See Item 7A, Quantitative and Qualitative Disclosures About Market Risk, in the Company’s Annual Report on Form 10-K for the year ended June 27, 2009 for further discussion of market risks associated with interest rates and foreign currency exchange. Avnet’s exposure to foreign exchange risks have not changed materially since June 27, 2009 as the Company continues to hedge the majority of its foreign exchange exposures. Thus, any increase or decrease in fair value of the Company’s foreign exchange contracts is generally offset by an opposite effect on the related hedged position.
See Liquidity and Capital Resources — Financing Transactions appearing in Item 2 of this Form 10-Q for further discussion of the Company’s financing facilities and capital structure. As of October 3, 2009, 85% of the Company’s debt bears interest at a fixed rate and 15% of the Company’s debt bears interest at variable rates. Therefore, a hypothetical 1.0% (100 basis point) increase in interest rates would result in a $0.4 million impact on income before income taxes in the Company’s consolidated statement of operations for the quarter ended October 3, 2009.

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
During the first quarter of fiscal 2010, there were no changes to the Company’s internal control over financial reporting (as defined in Rule 13a-15(f) of the Exchange Act) that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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
The discussion of Avnet’s business and operations should be read together with the risk factors contained in Item 1A of its 2009 Annual Report on Form 10-K, filed with the Securities and Exchange Commission, which describe various risks and uncertainties to which the Company is or may become subject. These risks and uncertainties have the potential to affect Avnet’s business, financial condition, results of operations, cash flows, strategies or prospects in a material and adverse manner. As of October 3, 2009, there have been no material changes to the risk factors set forth in the Company’s 2009 Annual Report on Form 10-K.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds
The following table includes the Company’s monthly purchases of common stock during the first quarter ended October 3, 2009:

				Maximum Number
				(or Approximate
			Total Number of	Dollar Value) of
			Shares Purchased	Shares That May
	Total Number		as Part of Publicly	Yet Be Purchased
	of Shares	Average Price	Announced Plans or	Under the Plans or
Period	Purchased	Paid per Share	Programs	Programs

July	6,400	$20.90	—	—

August	6,100	$24.59	—	—

September	5,100	$26.47	—	—
The purchases of Avnet common stock noted above were made on the open market to obtain shares for purchase under the Company’s Employee Stock Purchase Plan. None of these purchases were made pursuant to a publicly announced repurchase plan and the Company does not currently have a stock repurchase plan in place.

Item 6.	Exhibits

Exhibit
Number		Exhibit

31.1	*	Certification by Roy Vallee, Chief Executive Officer, under Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	*	Certification by Raymond Sadowski, Chief Financial Officer, under Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	**	Certification by Roy Vallee, Chief Executive Officer, under Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	**	Certification by Raymond Sadowski, Chief Financial Officer, under Section 906 of the Sarbanes-Oxley Act of 2002.

*	Filed herewith.

**	Furnished herewith.

SIGNATURE
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

AVNET, INC. (Registrant)
By:	/s/ RAYMOND SADOWSKI
Raymond Sadowski
Senior Vice President and Chief Financial Officer
Date: October 30, 2009

EXHIBIT INDEX

Exhibit
Number		Exhibit

31.1	*	Certification by Roy Vallee, Chief Executive Officer, under Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	*	Certification by Raymond Sadowski, Chief Financial Officer, under Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	**	Certification by Roy Vallee, Chief Executive Officer, under Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	**	Certification by Raymond Sadowski, Chief Financial Officer, under Section 906 of the Sarbanes-Oxley Act of 2002.

*	Filed herewith.

**	Furnished herewith.