Form 10-Q
period 2010-01-02
AVNET INC
filed 2010-01-29
CIK 8858

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended January 2, 2010

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
Indicate by checkmark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐       No ☑
As of January 22, 2010, the total number of shares outstanding of the registrant’s Common Stock was 151,732,735 shares, net of treasury shares.

AVNET, INC. AND SUBSIDIARIES
INDEX

Page No.

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements	2

Consolidated Balance Sheets at January 2, 2010 and June 27, 2009	2

Consolidated Statements of Operations for the second quarters and six months ended January 2, 2010 and December 27, 2008	3

Consolidated Statements of Cash Flows for the six months ended January 2, 2010 and December 27, 2008	4

Notes to Consolidated Financial Statements	5

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations	13

Item 3. Quantitative and Qualitative Disclosures About Market Risk	22

Item 4. Controls and Procedures	22

PART II. OTHER INFORMATION

Item 1. Legal Proceedings	23

Item 1A. Risk Factors	23

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds	24

Item 4. Submission of Matters to a Vote of Security Holders	24

Item 6. Exhibits	25

Signature Page	26

Exhibit 31.1
Exhibit 31.2
Exhibit 32.1
Exhibit 32.2
EX-101 INSTANCE DOCUMENT
EX-101 SCHEMA DOCUMENT
EX-101 CALCULATION LINKBASE DOCUMENT
EX-101 LABELS LINKBASE DOCUMENT
EX-101 PRESENTATION LINKBASE DOCUMENT
EX-101 DEFINITION LINKBASE DOCUMENT

PART I
FINANCIAL INFORMATION

Item 1.	Financial Statements
AVNET, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(Unaudited)

	January 2,	June 27,
	2010	2009
	(Thousands, except share amounts)
ASSETS
Current assets:
Cash and cash equivalents	$894,871	$943,921
Receivables, less allowances of $84,653 and $85,477, respectively	3,439,459	2,618,697
Inventories	1,698,349	1,411,755
Prepaid and other current assets	135,523	169,879

Total current assets	6,168,202	5,144,252
Property, plant and equipment, net	302,291	305,682
Goodwill (Notes 2 and 3)	573,080	550,118
Other assets	271,674	273,464

Total assets	$7,315,247	$6,273,516

LIABILITIES AND SHAREHOLDERS’ EQUITY

Current liabilities:
Borrowings due within one year (Note 4)	$81,033	$23,294
Accounts payable	2,735,097	1,957,993
Accrued expenses and other	502,506	474,573

Total current liabilities	3,318,636	2,455,860
Long-term debt (Note 4)	938,756	946,573
Other long-term liabilities	77,195	110,226

Total liabilities	4,334,587	3,512,659

Commitments and contingencies (Note 6)
Shareholders’ equity (Notes 8 and 9):
Common stock $1.00 par; authorized 300,000,000 shares; issued 151,341,000 shares and 151,099,000 shares, respectively	151,341	151,099
Additional paid-in capital	1,200,046	1,178,524	(1)
Retained earnings	1,368,817	1,214,071	(1)
Accumulated other comprehensive income (Note 8)	261,386	218,094
Treasury stock at cost, 45,602 shares and 32,306 shares, respectively	(930)	(931)

Total shareholders’ equity	2,980,660	2,760,857

Total liabilities and shareholders’ equity	$7,315,247	$6,273,516

(1)	As adjusted for the retrospective application of an accounting standard. See Note 1 to the consolidated financial statements.
See notes to consolidated financial statements.

AVNET, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

	Second Quarters Ended			Six Months Ended
	January 2,	December 27,		January 2,	December 27,
	2010	2008		2010	2008
	(Thousands, except per share data)
Sales	$4,834,524	$4,269,178		$9,189,560	$8,763,628
Cost of sales	4,282,633	3,735,666		8,137,932	7,645,949

Gross profit	551,891	533,512		1,051,628	1,117,679
Selling, general and administrative expenses	389,604	380,174		782,269	799,728
Impairment charges (Note 3)	—	1,348,845		—	1,348,845
Restructuring, integration and other charges (Note 12)	—	13,149		18,072	23,140

Operating income (loss)	162,287	(1,208,656)		251,287	(1,054,034)
Other income (expense), net	(835)	817		2,081	168
Interest expense	(15,316)	(21,725)		(30,597)	(42,728)
Gain on sale of assets (Note 2)	5,549	—		5,549	—

Income (loss) before income taxes	151,685	(1,229,564)		228,320	(1,096,594)
Income tax provision (benefit)	47,834	(24,595)		73,574	18,036

Net income (loss)	$103,851	$(1,204,969)		$154,746	$(1,114,630)

Net earnings (loss) per share (Note 9):
Basic	$0.69	$(7.99	)(1)	$1.02	$(7.40	)(1)

Diluted	$0.68	$(7.99	)(1)	$1.01	$(7.40	)(1)

Shares used to compute earnings (loss) per share (Note 9):
Basic	151,391	150,721		151,333	150,641

Diluted	152,945	150,721		152,790	150,641

(1)	As adjusted for the retrospective application of an accounting standard. See Note 1 to the consolidated financial statements.
See notes to consolidated financial statements.

AVNET, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Six Months Ended
	January 2,	December 27,
	2010	2008
	(Thousands)
Cash flows from operating activities:
Net income (loss)	$154,746	$(1,114,630)
Non-cash and other reconciling items:
Depreciation and amortization	31,127	35,289
Deferred income taxes	16,019	(25,116)
Stock-based compensation	19,799	13,212
Impairment charges (Note 3)	—	1,348,845
Gain on sale of assets (Note 2)	(5,549)	—
Other, net	8,363	20,612
Changes in (net of effects from businesses acquired):
Receivables	(793,294)	38,916
Inventories	(272,882)	50,149
Accounts payable	753,354	(108,972)
Accrued expenses and other, net	(2,988)	55,937

Net cash flows (used for) provided by operating activities	(91,305)	314,242

Cash flows from financing activities:
Proceeds from (repayment of) bank debt, net (Note 4)	39,660	(7,391)
Proceeds from (repayment of) other debt, net (Note 4)	8	(1,795)
Other, net	2,767	904

Net cash flows provided by (used for) financing activities	42,435	(8,282)

Cash flows from investing activities:
Purchases of property, plant and equipment	(24,465)	(49,601)
Cash proceeds from sales of property, plant and equipment	5,441	1,633
Acquisition of operations, net of cash acquired (Note 2)	(5,606)	(212,728)
Cash proceeds from divestitures (Note 2)	8,583	—

Net cash flows used for investing activities	(16,047)	(260,696)

Effect of exchange rate changes on cash and cash equivalents	15,867	(14,860)

Cash and cash equivalents:
— (decrease) increase	(49,050)	30,404
— at beginning of period	943,921	640,449

— at end of period	$894,871	$670,853

Additional cash flow information (Note 10)
See notes to consolidated financial statements.

AVNET, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
1. Basis of presentation
In the opinion of management, the accompanying unaudited interim consolidated financial statements contain all adjustments necessary to present fairly the Company’s financial position, results of operations and cash flows. All such adjustments are of a normal recurring nature, except for (i) the adoption of an accounting standard which changes the accounting for convertible debt that may be settled in cash as discussed below, (ii) the gain on sale of assets discussed in Note 2, (iii) the goodwill and intangible asset impairment charges discussed in Note 3, and (iv) the restructuring, integration and other charges discussed in Note 12.
The preparation of financial statements in accordance with generally accepted accounting principles requires management to make estimates and assumptions that affect the amounts reported in the consolidated financial statements. Actual results may differ from these estimates.
The Company operates on a “52/53 week” fiscal year, and as a result, the first six months of fiscal 2010 contained 27 weeks (with the extra week falling in the Company’s first fiscal quarter) while the first six months of fiscal 2009 contained 26 weeks. Interim results of operations are not necessarily indicative of the results to be expected for the full fiscal year. The information included in this Form 10-Q should be read in conjunction with the consolidated financial statements and accompanying notes included in the Company’s Annual Report on Form 10-K for the fiscal year ended June 27, 2009.
Management has evaluated events and transactions that occurred after the balance sheet date and through the date these consolidated financial statements were issued.
Adoption of accounting standard
The Financial Accounting Standards Board issued authoritative guidance which requires the issuer of certain convertible debt instruments that may be settled in cash (or other assets) on conversion to separately account for the debt and equity (conversion option) components of the instrument. The standard requires the convertible debt to be recognized at the present value of its cash flows discounted using the non-convertible debt borrowing rate at the date of issuance. The resulting debt discount from this present value calculation is to be recognized as the value of the equity component and recorded to “additional paid in capital.” The discounted convertible debt is then required to be accreted up to its face value and recorded as non-cash interest expense over the expected life of the convertible debt. In addition, deferred financing costs associated with the convertible debt are required to be allocated between the debt and equity components based upon relative values. During the first quarter of fiscal 2010, the Company adopted this standard, however, there was no impact to the fiscal 2010 consolidated financial statements because the Company’s $300.0 million 2% Convertible Senior Debentures (the “Debentures”), to which this standard applies, were extinguished in fiscal 2009. Due to the required retrospective application of this standard to prior periods, the Company adjusted the prior period comparative consolidated financial statements, which are summarized in the following tables.

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

AVNET, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

	Second Quarter Ended December 27, 2008
	As Reported	Adjustments	As Adjusted
	(Thousands, except per share data)
Selling, general and adminstrative expenses (3)	$380,271	$(97)	$380,174
Interest expense (4)	(17,435)	(4,290)	(21,725)
Income tax benefit	(22,958)	(1,637)	(24,595)
Net loss	$(1,202,413)	$(2,556)	$(1,204,969)

Basic EPS (5)	$(7.98)	$(0.02)	$(7.99)
Diluted EPS (5)	$(7.98)	$(0.02)	$(7.99)

	Six Months Ended December 27, 2008
	As Reported	Adjustments	As Adjusted
	(Thousands, except per share data)
Selling, general and adminstrative expenses (3)	$799,922	$(194)	$799,728
Interest expense (4)	(34,295)	(8,433)	(42,728)
Income tax provision	21,253	(3,217)	18,036
Net loss	$(1,109,608)	$(5,022)	$(1,114,630)

Basic EPS	$(7.37)	$(0.03)	$(7.40)
Diluted EPS	$(7.37)	$(0.03)	$(7.40)

(3)	Adjustment represents a reduction to deferred financing cost amortization expense as a result of allocating a portion of such costs to the equity component of the Debentures.

(4)	Adjustment represents incremental non-cash interest expense as a result of accreting the Debenture debt discount.

(5)	Earnings per share does not add due to rounding.
2. Acquisitions
During the second quarter of fiscal 2010, the Company completed two acquisitions with combined annualized revenues of approximately $60 million. Both acquisitions are reported as part of the TS Asia/Pac region. For the first half of fiscal 2010, the Company utilized a total of $5,606,000, net of cash acquired, related to acquisitions.
During the first half of fiscal 2009, the Company completed the following three acquisitions with combined annualized revenues of approximately $500 million: Horizon Technology Group plc, Source Electronics Corporation and OnTrack Solutions Pvt. Ltd., which are reported in the TS EMEA, EM Americas and TS Asia reporting units, respectively.
Acquisition-related exit activity accounted for in purchase accounting
During fiscal 2007 and 2006, the Company recorded certain exit-related liabilities through purchase accounting which consisted of severance for workforce reductions, non-cancelable lease commitments and lease termination charges for leased facilities, and other contract termination costs associated with the exit activities. The following table summarizes the utilization of the remaining reserves during the first half of fiscal 2010:

	FY 2007	FY 2006	Total
	(Thousands)
Balance at June 27, 2009	$698	$7,619	$8,317
Amounts utilized	(383)	(1,416)	(1,799)
Other, principally foreign currency translation	(10)	15	5

Balance at January 2, 2010	$305	$6,218	$6,523

As of January 2, 2010, the remaining reserves related primarily to facility exit costs and other contractual lease obligations which management expects to be substantially utilized by fiscal 2012.

AVNET, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
Divestitures
During the second quarter of fiscal 2010, the Company recognized a gain on the sale of assets amounting to $5,549,000 pre-tax, $3,383,000 after tax and $0.02 per share on a diluted basis, as a result of certain earn-out provisions associated with the prior sale of the Company’s equity investment in Calence LLC. In addition, the Company sold a cost method investment and received proceeds of approximately $3,034,000. As a result, the Company received a total of $8,583,000 in cash proceeds from divestitures for the first half of fiscal 2010.
3. Goodwill and intangible assets
The following table presents the carrying amount of goodwill, by reportable segment, for the six months ended January 2, 2010:

	Electronics	Technology
	Marketing	Solutions	Total
	(Thousands)
Carrying value at June 27, 2009	$240,388	$309,730	$550,118
Additions	11,101	10,909	22,010
Adjustments	(142)	—	(142)
Foreign currency translation	1,080	14	1,094

Carrying value at January 2, 2010	$252,427	$320,653	$573,080

Goodwill additions in EM related to purchase accounting entries during the purchase price allocation period for acquisitions that closed prior to fiscal 2010. Goodwill additions in TS related to two acquisitions in Asia (see Note 2).
As of January 2, 2010, “Other assets” included customer relationship intangible assets with a carrying value of $51,923,000; (consisting of $78,248,000 in original cost value and accumulated amortization and foreign currency translation of $26,325,000). These assets are being amortized over a weighted average life of nine years. Intangible asset amortization expense was $2,158,000 and $2,793,000 for the second quarter of fiscal 2010 and 2009, respectively, and $4,334,000 and $8,008,000 for the first six months of fiscal 2010 and fiscal 2009, respectively. The Company recognized $3,830,000 for a cumulative catch up adjustment to amortization expense during the first six months of fiscal 2009. Amortization expense for the next five years is expected to be approximately $9,000,000 each year.
In the second quarter of fiscal 2009, due to a steady decline in the Company’s market capitalization primarily related to the global economic downturn, the Company determined an interim impairment test was necessary. Based on the test results, the Company recognized a non-cash goodwill impairment charge of $1,317,452,000 pre-tax, $1,283,308,000 after tax and $8.51 per share to write off all goodwill related to its EM Americas, EM Asia, TS EMEA and TS Asia reporting units. The Company also evaluated the recoverability of its long-lived assets at each of the four reporting units where goodwill was deemed to be impaired. Based upon this evaluation, the Company recognized a non-cash intangible asset impairment charge of $31,393,000 pre- and after tax and $0.21 per share. The non-cash charges had no impact on the Company’s compliance with debt covenants, its cash flows or available liquidity, but did have a material impact on its consolidated financial statements.
4. External financing
Short-term debt consists of the following:

	January 2,	June 27,
	2010	2009
	(Thousands)
Bank credit facilities	$79,098	$20,882
Other debt due within one year	1,935	2,412

Short-term debt	$81,033	$23,294

Bank credit facilities consist of various committed and uncommitted lines of credit with financial institutions utilized primarily to support the working capital requirements of foreign operations. The weighted average interest rate on the outstanding bank credit facilities was 1.7% at January 2, 2010 and 1.8% at June 27, 2009.
The Company has an accounts receivable securitization program (the “Program”) with a group of financial institutions that allows the Company to sell, on a revolving basis, an undivided interest of up to $450,000,000 in eligible receivables while retaining a subordinated interest in a portion of the receivables. The Program does not qualify for sale treatment and, as a result, any borrowings under the Program are recorded as debt on the consolidated balance sheet. The Program contains certain covenants, all of which the Company was in compliance with as of January 2, 2010. The Program has a one year term that expires in August 2010. There were no amounts outstanding under the Program at January 2, 2010 or June 27, 2009.

AVNET, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
Long-term debt consists of the following:

	January 2,	June 27,
	2010	2009
	(Thousands)

5.875% Notes due March 15, 2014	$300,000	$300,000
6.00% Notes due September 1, 2015	250,000	250,000
6.625% Notes due September 15, 2016.	300,000	300,000
Other long-term debt	90,900	98,907

Subtotal	940,900	948,907
Discount on notes	(2,144)	(2,334)

Long-term debt	$938,756	$946,573

The Company has a five-year $500,000,000 unsecured revolving credit facility (the “Credit Agreement”) with a syndicate of banks which expires in September 2012. Under the Credit Agreement, the Company may elect from various interest rate options, currencies and maturities. The Credit Agreement contains certain covenants, all of which the Company was in compliance with as of January 2, 2010. At January 2, 2010, there were $85,957,000 in borrowings outstanding under the Credit Agreement included in “other long-term debt” in the preceding table. In addition, there were $2,009,000 in letters of credit issued under the Credit Agreement which represent a utilization of the Credit Agreement capacity but are not recorded in the consolidated balance sheet as the letters of credit are not debt. At June 27, 2009, there were $86,565,000 in borrowings outstanding under the Credit Agreement and $1,511,000 in letters of credit issued under the Credit Agreement.
At January 2, 2010, the carrying value and fair value of the Company’s debt was $1,019,789,000 and $1,056,835,000, respectively. Fair value was estimated primarily based upon quoted market prices.
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

AVNET, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
7. Pension plan
The Company’s noncontributory defined benefit pension plan (the “Plan”) covers substantially all domestic employees. Components of net periodic pension costs during the second quarters and six months ended January 2, 2010 and December 27, 2008 were as follows:

	Second Quarters Ended		Six Months Ended
	January 2,	December 27,	January 2,	December 27,
	2010	2008	2010	2008
	(Thousands)
Service cost	$—	$4,051	$—	$8,102
Interest cost	3,937	4,544	7,874	9,088
Expected return on plan assets	(7,534)	(6,363)	(15,068)	(12,726)
Recognized net actuarial loss	1,422	581	2,844	1,162
Amortization of prior service credit	(1,221)	—	(2,442)	—

Net periodic pension cost (income)	$(3,396)	$2,813	$(6,792)	$5,626

During the first quarter fiscal 2010, the Company made contributions to the Plan of $4,750,000. Due to the economic downturn and its impact on the business, the Company suspended additional benefits under the Plan; as a result, there is currently no service cost being incurred during the current fiscal year. In October 2009, the Company agreed to settle a pension litigation matter, subject to court approval, which will require a plan amendment to provide retroactive benefits to certain pension plan participants and which will result in additional pension expense to the Company of approximately $3 million per year for each of the next 11 years.
8. Comprehensive income (loss)

	Second Quarters Ended		Six Months Ended
	January 2,	December 27,	January 2,	December 27,
	2010	2008(1)	2010	2008(1)
	(Thousands)
Net income (loss)	$103,851	$(1,204,969)	$154,746	$(1,114,630)
Foreign currency translation adjustments and other	(16,921)	(88,320)	43,292	(239,984)

Total comprehensive income (loss)	$86,930	$(1,293,289)	$198,038	$(1,354,614)

(1)	As adjusted for the retrospective application of an accounting standard. See Note 1.
9. Earnings (loss) per share

	Second Quarters Ended		Six Months Ended
	January 2,	December 27,	January 2,	December 27,
	2010	2008(1)	2010	2008(1)
	(Thousands, except per share data)
Numerator:
Net income (loss)	$103,851	$(1,204,969)	$154,746	$(1,114,630)

Denominator:
Weighted average common shares for basic earnings per share	151,391	150,721	151,333	150,641
Net effect of dilutive stock options and performance share awards	1,554	—	1,457	—

Weighted average common shares for diluted earnings per share	152,945	150,721	152,790	150,641

Basic earnings (loss) per share	$0.69	$(7.99)	$1.02	$(7.40)

Diluted earnings (loss) per share	$0.68	$(7.99)	$1.01	$(7.40)

(1)	As adjusted for the retrospective application of an accounting standard. See Note 1.

AVNET, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
Options to purchase 991,000 and 1,036,000 shares of the Company’s stock were excluded from the calculations of diluted earnings per share for the second quarter and first half of fiscal 2010, respectively, because the exercise price for those options was above the average market price of the Company’s stock. Therefore, inclusion of these options in the diluted earnings per share calculation would have had an anti-dilutive effect. Options to purchase shares of the Company’s stock as well as contingently issuable shares associated with the performance share program were excluded from the calculations of diluted earnings per share for the second quarter and first half of fiscal 2009, because the Company recognized a net loss and inclusion of these shares in the diluted earnings per share calculation would have had an anti-dilutive effect.
10. Additional cash flow information
Interest and income taxes paid in the six months ended January 2, 2010 and December 27, 2008 were as follows:

	Six Months Ended
	January 2,	December 27,
	2010	2008
	(Thousands)
Interest	$29,594	$33,730
Income taxes, net of refunds	46,616	18,165
11. Segment information

	Second Quarters Ended		Six Months Ended
	January 2,	December 27,	January 2,	December 27,
	2010	2008(1)	2010	2008(1)
	(Thousands)
Sales:
Electronics Marketing	$2,517,200	$2,267,318	$4,955,282	$4,968,797
Technology Solutions	2,317,324	2,001,860	4,234,278	3,794,831

	$4,834,524	$4,269,178	$9,189,560	$8,763,628

Operating income (loss):
Electronics Marketing	$92,194	$99,092	$173,605	$237,798
Technology Solutions	88,150	66,880	139,547	117,987
Corporate	(18,057)	(12,634)	(43,793)	(37,834)

	162,287	153,338	269,359	317,951
Impairment charges (Note 3)	—	(1,348,845)	—	(1,348,845)
Restructuring, integration and other charges (Note 12)	—	(13,149)	(18,072)	(19,310)
Incremental intangible asset amortization	—	—	—	(3,830)

	$162,287	$(1,208,656)	$251,287	$(1,054,034)

Sales, by geographic area:
Americas (2)	$2,189,480	$2,117,279	$4,108,607	$4,134,450
EMEA (3)	1,476,187	1,363,831	2,823,502	2,860,303
Asia/Pacific (4)	1,168,857	788,068	2,257,451	1,768,875

	$4,834,524	$4,269,178	$9,189,560	$8,763,628

(1)	As adjusted for the retrospective application of an accounting standard. See Note 1.

(2)
Includes sales in the United States of $1.98 billion and $1.92 billion for the second quarter of fiscal 2010 and 2009, respectively. Includes sales in the United States of $3.73 billion and $3.75 billion for the first half of fiscal 2010 and 2009, respectively.

(3)
Includes sales in Germany and the United Kingdom of $515.9 million and $289.8 million, respectively, for the second quarter of fiscal 2010, and $982.0 million and $574.7 million, respectively, for the first half of fiscal 2010. Includes sales in Germany and the United Kingdom of $474.4 million and $227.7 million, respectively, for the second quarter of fiscal 2009 and $1.03 billion and $477.7 million, respectively, for the first half of fiscal 2009.

(4)
Includes sales in Taiwan, Singapore and Hong Kong of $316.5 million, $281.3 million and $356.2 million, respectively, for the second quarter of fiscal 2010, and $642.1 million, $540.6 million and $709.4 million, respectively, for the first half of fiscal 2010. Includes sales in Taiwan, Singapore and Hong Kong of $234.9 million, $215.6 million and $303.2 million, respectively, for the second quarter of fiscal 2009, and $567.9 million, $465.3 million and $601.4 million, respectively, for the first half of fiscal 2009.

AVNET, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

	January 2,	June 27,
	2010	2009
	(Thousands)
Assets:
Electronics Marketing	$4,008,456	$3,783,364
Technology Solutions	2,762,721	2,036,832
Corporate	544,070	453,320

	$7,315,247	$6,273,516

Property, plant, and equipment, net, by geographic area
Americas (5)	$178,293	$183,937
EMEA (6)	102,755	101,261
Asia/Pacific	21,243	20,484

	$302,291	$305,682

(5)	Includes property, plant and equipment, net, of $173.9 million and $179.6 million as of January 2, 2010 and June 27, 2009, respectively, in the United States.

(6)
Includes property, plant and equipment, net, of $44.1 million, $24.0 million and $16.9 million in Germany, Belgium and the United Kingdom, respectively, as of January 2, 2010 and $41.4 million, $24.2 million and $26.8 million, respectively, as of June 27, 2009.

12. Restructuring, integration and other charges
Fiscal 2010
During the first quarter of fiscal 2010, the Company incurred restructuring, integration and other charges related to the remaining cost reduction actions announced in fiscal 2009 which were taken in response to market conditions as well as integration costs associated with acquired businesses.

Quarter ended
October 3, 2009
(Thousands)
Restructuring charges	$15,991
Integration costs	2,931
Other	1,104
Reversal of excess prior year restructuring reserves	(1,954)

Total restructuring, integration and other charges	$18,072

The activity related to the restructuring charges incurred during the first half of fiscal 2010 is presented in the following table:

	Severance	Facility
	Reserves	Exit Costs	Other	Total
	(Thousands)
Fiscal 2010 pre-tax charges	$9,683	$3,711	$2,597	$15,991
Amounts utilized	(6,436)	(1,599)	(122)	(8,157)
Adjustments	(71)	—	—	(71)
Other, principally foreign currency translation	(5)	(3)	(24)	(32)

Balance at January 2, 2010	$3,171	$2,109	$2,451	$7,731

Severance charges recorded in the first quarter of fiscal 2010 related to personnel reductions of over 150 employees in administrative, finance and sales functions in connection with the cost reduction actions in all three regions. Facility exit costs consisted of lease liabilities and fixed asset write-downs associated with seven vacated facilities in the Americas, one in EMEA and four in the Asia/Pac region. Other charges consisted primarily of contractual obligations with no on-going benefit to the Company. Cash payments of $7,001,000 are reflected in the amounts utilized during the first half of fiscal 2010 and the remaining amounts were related to non-cash asset write downs. As of January 2, 2010, management expects the majority of the remaining severance and other reserves to be utilized by the end of fiscal 2012 and the remaining facility exit cost reserves to be utilized by the end of fiscal 2013.

AVNET, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
During the first quarter of fiscal 2010, the Company incurred integration costs for professional fees, facility moving costs, travel, meeting, marketing and communication costs that were incrementally incurred as a result of the integration efforts of previously acquired businesses.
Fiscal 2009
During fiscal 2009, the Company incurred restructuring, integration and other charges related to cost reduction actions, costs for integration activity for acquired business and other items. The following table presents the activity during the first half of fiscal 2010 related to the remaining restructuring reserves established during fiscal 2009.

	Severance	Facility
	Reserves	Exit Costs	Other	Total
	(Thousands)
Balance at June 27, 2009	$19,471	$26,678	$2,458	$48,607
Amounts utilized	(9,974)	(3,968)	(77)	(14,019)
Adjustments	(2,287)	(2)	(267)	(2,556)
Other, principally foreign currency translation	478	127	97	702

Balance at January 2, 2010	$7,688	$22,835	$2,211	$32,734

The amounts utilized during the first half of fiscal 2010 represent cash payments and adjustments for the first half of fiscal 2010 related to reserves which were determined not to be required and, therefore, reversed. Management expects the majority of the remaining severance reserves to be utilized in fiscal 2011, the remaining facility exit cost reserves to be utilized by the end of fiscal 2015 and other contractual obligations to be utilized by the end of fiscal 2010.
Fiscal 2008 and prior restructuring reserves
In fiscal year 2008 and prior, the Company incurred restructuring charges under five separate restructuring plans. The table below presents the activity during the first half of fiscal 2010 related to the remaining reserves established as part of these restructuring plans:

			FY 2006
	FY 2008	FY 2007	& Prior	Total
Restructuring charges	(Thousands)
Balance at June 27, 2009	$2,977	$190	$1,617	$4,784
Amounts utilized	(774)	(97)	(869)	(1,740)
Adjustments	(108)	(107)	—	(215)
Other, principally foreign currency translation	25	14	34	73

Balance at January 2, 2010	$2,120	$—	$782	$2,902

The amounts utilized during the first half of fiscal 2010 represent cash payments. As of January 2, 2010, the remaining FY 2008 reserves related to severance and other contractual obligations which are expected to be utilized by the end of fiscal 2010 and facility exit costs which are expected to be utilized by the end of fiscal 2013. The remaining FY 2006 and prior reserves related to facility exit costs, which management expects to be utilized by fiscal 2013.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
For a description of the Company’s critical accounting policies and an understanding of the significant factors that influenced the Company’s performance during the quarters ended January 2, 2010 and December 27, 2008, this Management’s Discussion and Analysis of Financial Condition and Results of Operations (“MD&A”) should be read in conjunction with the consolidated financial statements, including the related notes, appearing in Item 1 of this Report, as well as the Company’s Annual Report on Form 10-K for the year ended June 27, 2009. The Company operates on a “52/53 week” fiscal year, and as a result, the first half of fiscal 2010 contained 27 weeks while the first half of fiscal 2009 contained 26 weeks. This extra week, which occurred in the first quarter, impacts the year-over-year analysis for the first half of fiscal 2010 and sequential comparisons in this MD&A. In addition, the Company’s consolidated financial statements reflect the adjustments or reclassifications of certain prior period amounts for accounting changes as a result of the required retrospective application of an accounting standard which changes the accounting for debt that may be settled in cash as discussed in Note 1 in the accompanying Notes to Consolidated Financial Statements in Part I of this Form 10-Q.
There are numerous references to the impact of foreign currency translation in the discussion of the Company’s results of operations. Over the past several years, the exchange rates between the US Dollar and many foreign currencies, especially the Euro, have fluctuated significantly. For example, the US Dollar has weakened against the Euro by approximately 12% when comparing the second quarter of fiscal 2010 with the second quarter of fiscal 2009. When the weaker US Dollar exchange rates of the current year are used to translate the results of operations of Avnet’s subsidiaries denominated in foreign currencies, the resulting impact is an increase in US Dollars of reported results. In the discussion that follows, this is referred to as the “translation impact of changes in foreign currency exchange rates.”
In addition to disclosing financial results that are determined in accordance with US generally accepted accounting principles (“GAAP”), the Company also discloses certain non-GAAP financial information, including:
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

•
Operating income excluding the non-cash goodwill and intangible asset impairment charges and restructuring, integration and other charges incurred in the second quarter and first half of fiscal 2009 and restructuring, integration and other charges incurred in the first half of fiscal 2010. The reconciliation to GAAP is presented in the following table.

	Second
	Quarter	First Half	First Half
	Fiscal 2009	Fiscal 2009	Fiscal 2010
	$ in thousands
GAAP operating income (loss)	$(1,208,656)	$(1,054,034)	$251,287
Impairment charges	1,348,845	1,348,845	—
Restructuring, integration and other charges	13,149	23,140	18,072

Adjusted operating income	$153,338	$317,951	$269,359

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

Results of Operations
Executive Summary
The second quarter of fiscal 2010 financial results improved in comparison to recent quarters. During the second quarter of fiscal 2010, revenue increased 13.2% year over year which was above management’s expectations due to stronger-than-anticipated performance in the month of December in all regions. EM revenue increased 11.0% year-over-year and TS sales increased 15.8%. In addition to stronger demand, the favorable impact of acquisitions and the weakening of the US dollar against the Euro also contributed to the year-over-year revenue growth. Excluding the impact of foreign currency exchange rates, organic sales were up 6.5% year-over-year, consisting of 1.2% growth at EM and 12.2% at TS.
Gross profit margin for the second quarter decreased 108 basis points year-over-year to 11.4%. The decline was due primarily to the combination of (i) geographic mix shift to the lower profit margin Asia region, which represented 24% of total sales as compared with 19% in the prior year second quarter, and (ii) late cycle market pressures affecting the EM business in the Americas and EMEA. Sequentially, gross profit margin increased marginally at both operating groups and was essentially flat on a consolidated basis primarily due to the mix of business between EM and TS.
Operating income was $162.3 million as compared with an operating loss of $1.21 billion in the year-ago quarter. As described further in this MD&A, the Company recognized goodwill and intangible asset impairment charges totaling $1.35 billion pre-tax and restructuring, integration and other charges of $13.1 million pre-tax in the second quarter of fiscal 2009. Excluding these charges, operating income for the second quarter of fiscal 2010 increased 5.8% over the year-ago quarter and operating income margin was 3.4% of consolidated sales as compared with 3.6% in the prior year second quarter. Previously announced cost reduction actions totaling $225 million in annualized cost savings and $40 million in cost synergies associated with acquisition integrations have been completed and the related benefit was fully realized in the second quarter of fiscal 2010. The growth in revenue that was well above normal seasonality, combined with the benefits of cost reduction actions, resulted in a 90 basis point sequential improvement in operating income margin, excluding the charges noted above.

Sales
The table below provides a year-over-year quarterly sales comparison of fiscal 2010 and 2009 for the Company and its two operating groups, including the pro forma (or organic) sales which include acquisitions as if they occurred on the first day of fiscal 2009.

					Pro forma
			Year-Year	Pro forma	Year-Year
	Q2-Fiscal’ 10	Q2-Fiscal’ 09	% Change	Q2-Fiscal’ 09	% Change (1)
	(Dollars in thousands)
Avnet, Inc.	$4,834,524	$4,269,178	13.2%	$4,415,235	9.6%
EM	2,517,200	2,267,318	11.0	2,395,236	5.1
TS	2,317,324	2,001,860	15.8	2,019,999	15.0
EM
Americas	$790,139	$864,328	(8.6)%	$864,328	(8.6)%
EMEA	803,281	718,562	11.8	812,505	(1.1)
Asia	923,780	684,428	35.0	718,403	28.6
TS
Americas	$1,399,341	$1,252,951	11.7%	$1,252,951	11.7%
EMEA	672,906	645,269	4.3	645,269	4.3
Asia	245,077	103,640	136.5	121,779	105.2
Totals by Region
Americas	$2,189,480	$2,117,279	3.4%	$2,117,279	3.4%
EMEA	1,476,187	1,363,831	8.2	1,457,774	1.3
Asia	1,168,857	788,068	48.3	840,182	39.1

(1)	Year-over-year percentage change is calculated based upon pro forma Q2 Fiscal 2010 sales as compared to pro forma Q2 Fiscal 2009 sales as presented in the following tables:

	Reported	Acquisition	Pro forma
	Sales	Sales(1)	Sales
	(In thousands)
Q2 Fiscal 2010
Avnet, Inc.	$4,834,524	$4,820	$4,839,344
EM	2,517,200	—	2,517,200
TS	2,317,324	4,820	2,322,144

Q2 Fiscal 2009
Avnet, Inc.	$4,269,178	$146,057	$4,415,235
EM	2,267,318	127,918	2,395,236
TS	2,001,860	18,139	2,019,999

(1)	Includes the following acquisitions:
Sunshine Joint Stock Company of Vietnam acquired November 2009 in the TS Asia region
Vanda Group acquired October 2009 in the TS Asia region
Abacus Group plc acquired January 2009 in the EM EMEA region
Nippon Denso Industry Co., Ltd acquired December 2008 in the EM Asia region
Consolidated sales for the second quarter of fiscal 2010 were $4.83 billion, up 13.2%, or $565.3 million, from the prior year second quarter consolidated sales of $4.27 billion. Prior year second quarter results were negatively impacted by the rapid decline in demand experienced as a result of the global economic slowdown. Excluding the translation impact of changes in foreign currency exchange rates, sales increased 10.0% year over year. On a pro forma basis, consolidated sales increased 9.6% year over year and 6.5% excluding the translation impact of changes in foreign currency exchange rates.

EM sales of $2.52 billion in the second quarter of fiscal 2010 increased 11.0% over the prior year second quarter sales of $2.27 billion and increased 7.4% excluding the translation impact of changes in foreign currency exchange rates. The year-over-year increase in revenue was primarily a result of a recovery from the global economic slowdown in the Asia region, where sales increased 35.0%. Although the western regions have been slower to recover, the Americas and EMEA regions did experience a resumption of sequential growth in the second quarter of fiscal 2010. The weakening of the US dollar against the Euro also favorably impacted sales in comparison to prior year. The EMEA region sales increased 11.8% year over year and were essentially flat excluding the translation impact of changes in foreign currency exchange rates. Organic sales for the EMEA region declined 1.1% year over year and declined 10.8% excluding the translation impact of changes in foreign currency exchange rates. Sales in the Americas region declined 8.6% year over year but increased 11.8% sequentially, excluding the estimated extra week of sales of roughly $150 million in the first quarter of fiscal 2010 due to the Company’s 52/53 week fiscal year.
TS sales of $2.32 billion in the second quarter of fiscal 2010 increased 15.8% over prior year second quarter sales of $2.00 billion and increased 12.9% excluding the translation impact of changes in foreign currency exchange rates. The year-over-year growth exceeded both management’s expectations and normal seasonality as compared with the second quarter of fiscal 2009 which was below normal seasonality and was the beginning of the global economic slowdown. This year’s second quarter performance was above management’s expectations as a result of better-than-expected corporate capital expenditures for servers and storage. On a regional basis, year-over-year sales increased 11.7% and 136% in the Americas and Asia, respectively. Organic sales in the Asia region increased 105% year over year. The EMEA region was positively impacted by the weakening of the US dollar against the Euro as EMEA sales increased 4.3% year over year and declined 3.6% excluding the translation impact of changes in foreign currency exchange rates.
Consolidated sales for the first half of fiscal 2010 were $9.19 billion, up 4.9%, over sales of $8.76 billion in the first half of fiscal 2009. The comparison of sales to the same period in prior year was positively impacted by (i) organic sales growth at TS, (ii) acquisitions, (iii) the positive impact of the weakening of the US dollar against the Euro, and (iv) the extra week of sales, which was estimated at roughly $400 million, in fiscal 2010 due to the Company’s 52/53 fiscal calendar. EM sales of $4.96 billion for the first half of fiscal 2010 were essentially flat as compared with the first half of fiscal 2009 as the year-over-year sales declines in the Americas and EMEA region were offset by the sales growth in the Asia region. TS sales of $4.23 billion for the first half of fiscal 2010 were up 11.6% as compared with sales of $3.79 billion for the first half of fiscal 2009, primarily driven by sales growth in the Americas and Asia regions.
Gross Profit and Gross Profit Margins
Consolidated gross profit for the second quarter of fiscal 2010 was $551.9 million, up $18.4 million, or 3.4%, from prior year second quarter primarily due to the increase in sales volume. Gross profit margin of 11.4% declined 108 basis points over the prior year second quarter and was essentially flat sequentially. The gross profit margin at EM declined 135 basis points year over year due to a combination of geographic mix shift to the Asia region, customer mix and late cycle market pressures. The EM Asia region sales increased to 37% of total EM sales as compared with 30% in the year-ago quarter. TS gross profit margin declined 68 basis points year over year primarily due to geographic mix as Asia sales increased to 11% of total TS sales as compared with 5% in the year-ago quarter. The TS EMEA region also contributed to the decline in gross profit margin as this region has not fully recovered from the economic slowdown.
Consolidated gross profit and gross profit margins were $1.05 billion and 11.4%, respectively, for the first half of fiscal 2010 as compared with $1.12 billion and 12.7%, respectively, for the first half of fiscal 2009. For the first half of fiscal 2010, EM gross profit margin declined 135 basis points year over year and TS gross profit margin declined 97 basis points year over year driven largely by the same factors as discussed in the quarterly gross profit margin analysis.
Selling, General and Administrative Expenses
Selling, general and administrative expenses (“SG&A expenses”) were $389.6 million in the second quarter of fiscal 2010, an increase of $9.4 million, or 2.5%, from the prior year second quarter. The year-over-year increase in SG&A expenses was primarily a result of additional SG&A expenses associated with increased sales volume, businesses acquired and the weakening of the US dollar against the Euro, partially offset by the positive impact of the cost reduction actions. During fiscal 2009, the Company took actions to reduce costs over the course of the fiscal year to better align its cost structure with the market conditions. By the end of fiscal 2009, approximately 90% of the $225 million annualized cost savings were estimated to have been achieved. In addition, the Company achieved cost synergies of approximately $40 million as a result of acquisition integration activities most of which were completed by the end of fiscal 2009. The remaining cost reduction actions were completed with the full benefit of the cost reductions being realized in the second quarter of fiscal 2010.
Metrics that management monitors with respect to its operating expenses are SG&A expenses as a percentage of sales and as a percentage of gross profit. In the second quarter of fiscal 2010, SG&A expenses were 8.1% of sales and 70.6% of gross profit as compared with 8.9% and 71.3%, respectively, in the second quarter of fiscal 2009, and 9.0% and 78.6%, respectively, in the first quarter of fiscal 2010. The year-over-year and sequential improvement in the metrics are primarily the result of the benefit from the cost reduction actions and cost management as sales increased double digits both year-over-year and sequentially.

SG&A expenses for the first half of fiscal 2010 were $782.3 million, or 8.5% of consolidated sales, as compared with $799.7 million, or 9.1% of consolidated sales, in the first half of fiscal 2009. The year-over-year decrease in SG&A expenses as a percentage of consolidated sales in the first half of fiscal 2010 was similarly due to the realization of the cost savings resulting from the cost reduction actions partially offset by the negative impact of the weakening US dollar as well as additional expenses associated with businesses acquired. SG&A expenses were 74.4% of gross profit in the first half of fiscal 2010 as compared with 71.6% in the first half of fiscal 2009. The year-over-year increase in SG&A expenses as a percentage of gross profit was also negatively impacted by the declines in gross profit margins previously discussed in this MD&A.
Impairment Charges
During the second quarter of fiscal 2009, the Company recognized non-cash goodwill and intangible asset impairment charges totaling $1.35 billion pre-tax, $1.31 billion after tax and $8.72 per share.
In the second quarter of fiscal 2009, due to a steady decline in the Company’s market capitalization primarily related to the global economic downturn, the Company determined that an interim impairment test was necessary. Based on the test results, the Company recognized a non-cash goodwill impairment charge of $1.32 billion pre-tax, $1.28 billion after tax and $8.51 per share to write off all goodwill related to its EM Americas, EM Asia, TS EMEA and TS Asia reporting units. The Company also evaluated the recoverability of its long-lived assets at each of the four reporting units where goodwill was deemed to be impaired. Based upon this evaluation, the Company recognized a non-cash intangible asset impairment charge of $31.4 million pre- and after tax and $0.21 per share. The non-cash charges had no impact on the Company’s compliance with debt covenants, its cash flows or available liquidity, but did have a material impact on its consolidated financial statements.
Restructuring, Integration and Other Charges
During the first quarter of fiscal 2010, the Company recognized restructuring, integration and other charges of $18.1 million pre-tax, $13.2 million after tax and $0.09 per share on a diluted basis which represented the remaining cost reduction actions announced during fiscal 2009 as well as integration costs associated with recently acquired businesses. The restructuring, integration and other charges in the first quarter of fiscal 2010 included severance costs, facility exit costs and other charges related to contract termination costs, fixed asset write-downs and other charges. The Company also recorded a reversal of $1.9 million to adjust reserves related to prior year restructuring activity which were determined not to be required. Integration costs of $2.9 million included professional fees, facility moving costs, travel, meeting, marketing and communication costs that were incrementally incurred as a result of the integration activity. Comparatively, during the second quarter of fiscal 2009, the Company recognized $13.1 million pre-tax, $10.0 million after tax and $0.06 per share associated with cost reduction actions announced through the second quarter of fiscal 2009. For the first half of fiscal 2009, the Company recognized restructuring, integration and other charges of $23.1 million pre-tax, $17.7 million after tax and $0.11 per share.
Operating Income (Loss)
During the second quarter of fiscal 2010, the Company generated operating income of $162.3 million, or 3.4% of consolidated sales, as compared with an operating loss of $1.21 billion in the prior year second quarter, which included the previously discussed non-cash impairment charges of $1.35 billion and restructuring, integration and other charges of $13.1 million. Excluding these charges, operating income for the second quarter of fiscal 2010 increased 5.9% as compared with operating income of $153.3 million, or 3.6% of consolidated sales, for the second quarter of fiscal 2009. EM operating income declined 7.0% to $92.2 million and operating income margin of declined 71 basis points to 3.7% from the second quarter of fiscal 2009 primarily as a result of geographic mix as Asia has a lower operating profit margin than the other regions. The EMEA region also contributed to the decline in operating income margin while operating income margin in both the Americas and Asia improved year over year. TS operating income of $88.2 million was up 31.8% year over year and operating income margin increased 46 basis points to 3.8% with all three regions contributing to the increase. Corporate operating expenses were $18.1 million in the second quarter of fiscal 2010 as compared with $12.6 million in the second quarter of fiscal 2009.
Operating income for the first half of fiscal 2010 was $251.3 million, or 2.7% of consolidated sales, as compared with $294.8 million, or 3.4% of consolidated sales for the first half of fiscal 2009, excluding the non-cash impairment charges. The 63 basis point decrease in operating income margin as compared with the first half of fiscal 2009 was similarly a function of factors discussed in the quarterly analysis. In addition, during the first half of fiscal 2010, restructuring, integration and other charges amounted to $18.1 million pre-tax, $13.2 million after tax and $0.09 per share on a diluted basis as compared with $23.1 million pre-tax, $17.7 million and $0.11 per share for first half of the prior year.

Interest Expense and Other Income (Expense), net
Interest expense for the second quarter of fiscal 2010 was $15.3 million, down $6.4 million, or 29.5%, from interest expense of $21.7 million in the second quarter of fiscal 2009. During the first quarter of fiscal 2010, the Company adopted an accounting standard which required retrospective application of the standard’s provisions to prior years which resulted in recognizing incremental non-cash interest expense of $4.3 million in addition to the previously reported interest expense of $17.4 million in the second quarter of fiscal 2009 (see Note 1 in the Notes to Consolidated Financial Statements included in Part I of this Form 10-Q). In addition to the impact from the retrospective application, the year-over-year decrease in interest expense was also due to the elimination of interest on the Company’s $300.0 million 2% Convertible Senior Debentures which were extinguished in March 2009. See Financing Transactions for further discussion of the Company’s outstanding debt. Interest expense for the first half of fiscal 2010 was $30.6 million, down $12.1 million, or 28.4%, as compared with interest expense of $42.7 million for the first half of fiscal 2009. The year-over-year decrease in interest expense for the first half of fiscal 2010 was similarly a result of the retrospective application which added $8.4 million of incremental non-cash interest expense in addition to the previously reported interest expense of $34.3 million and also due to the elimination of interest on the $300.0 million 2% Convertible Debentures which were extinguished in March 2009. See Financing Transactions for further discussion of the Company’s outstanding debt.
During the second quarter and first half of fiscal 2010, the Company recognized $0.8 million in other expense and $2.1 million in other income, respectively, as compared with other income of $0.8 million and $0.2 million in the second quarter and first half of fiscal 2009.
Gain on Sale of Assets
During the second quarter and first half of fiscal 2009, the Company recognized the gain on sale of assets totaling $5.5 million pre-tax, $3.4 million after-tax and $0.02 per share on a diluted basis as a result of certain earn-out provisions associated with the prior sale of the Company’s equity investment in Calence LLC.
Income Tax Provision (Benefit)
During the second quarter of fiscal 2010, the Company recognized an effective tax rate of 31.5% on income before income taxes as compared with an effective tax rate benefit of 2.0% on its loss before income taxes in the second quarter of fiscal 2009. For the first half of fiscal 2010 and 2009, the Company’s effective tax rate was 32.2% and 1.6%, respectively. During the second quarter and first half of fiscal 2009, the Company recognized a net tax benefit of $27.3 million, or $0.18 per share related to the release of tax reserves due to the settlement of certain tax audits in Europe and also recognized a tax benefit of $34.1 million related to the impairment charges as substantially all of the impairment charges were not tax deductible.
Net Income (Loss)
As a result of the operational performance and other factors described in the preceding sections of this MD&A, the Company’s consolidated net income for the second quarter of fiscal 2010 was $103.9 million, or $0.68 per share on a diluted basis as compared with consolidated net loss for the second quarter of fiscal 2009 of $1.20 billion, or $7.99 per share. Net income for the first half of fiscal 2010 was $154.7 million, or $1.01 per share on a diluted basis as compared with a net loss for the first half of fiscal 2009 of $1.11 billion, or $7.40 per share.
LIQUIDITY AND CAPITAL RESOURCES
Cash Flow
Cash Flow from Operating Activities
During the second quarter and first half of fiscal 2010, the Company utilized $97.5 million and $91.3 million of cash and cash equivalents from its operating activities as compared with cash generation of $319.5 million and $314.2 million in the second quarter and first half of fiscal 2009. These results are comprised of: (1) cash flow generated from net income excluding non-cash and other reconciling items, which includes the add-back of depreciation and amortization, deferred income taxes, stock-based compensation and other non-cash items (primarily the provision for doubtful accounts and periodic pension costs) and (2) cash flow used for working capital, excluding cash and cash equivalents. Cash used for working capital during the second quarter of fiscal 2010 consisted of accounts receivable growth of $573. 9 million and inventory growth of $137.4 million, and a reduction in accrued expenses and other of $46.7 million, partially offset by growth in payables of $440.5 million. Despite the growth in receivables, receivable days have decreased 8 days year-over-year and decreased 1 day sequentially.

Comparatively, cash generated from working capital during the second quarter of fiscal 2009 was from accounts payable ($31.5 million), reduction in inventory ($107.6 million) primarily related to EM, increase in receivables ($39.8 million) primarily due to EM collections more than offset by TS growth in receivables, and other items ($55.9 million).
Cash Flow from Financing Activities
The Company received proceeds of $10.1 million and $39.7 million primarily from bank credit facilities during the second quarter and first half of fiscal 2010, respectively. During the second quarter and first half of fiscal 2009, the Company utilized cash of $4.6 million and $9.2 million related to net repayments of bank credit facilities.
Cash Flow from Investing Activities
The Company used $5.1 million and $5.6 of cash associated with acquisitions in the second quarter and first half of fiscal 2010, respectively, and also received $8.6 million of cash for an earn out provision related to the prior sale of an equity method investment as well as the sale of a small cost method investment during the second quarter of fiscal 2010. The Company used $14.2 million and $24.5 million of cash during the second quarter and first half of fiscal 2010, respectively, primarily for capital expenditures related to building and leasehold improvements, system development costs, computer hardware and software.
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
Capital Structure and Contractual Obligations
The following table summarizes the Company’s capital structure as of the end of the second quarter of fiscal 2010 with a comparison to fiscal 2009 year-end:

	January 2,	% of Total	June 27,	% of Total
	2010	Capitalization	2009	Capitalization
	(Dollars in thousands)
Short-term debt	$81,033	2.0%	$23,294	0.6%
Long-term debt	938,756	23.5	946,573	25.4

Total debt	1,019,789	25.5	969,867	26.0
Shareholders’ equity	2,980,660	74.5	2,760,857	74.0

Total capitalization	$4,000,449	100.0	$3,730,724	100.0

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
Financing Transactions
The Company has a five-year $500.0 million unsecured revolving credit facility (the “Credit Agreement”) with a syndicate of banks which expires in September 2012. Under the Credit Agreement, the Company may elect from various interest rate options, currencies and maturities. As of the end of the second quarter of fiscal 2010, there were $86.0 million in borrowings outstanding under the Credit Agreement included in “long-term debt” in the consolidated financial statements. In addition, there were $2.0 million in letters of credit issued under the Credit Agreement which represent a utilization of the Credit Agreement capacity but are not recorded in the consolidated balance sheet as the letters of credit are not debt. As of June 27, 2009, there were $86.6 million in borrowings outstanding and $1.5 million in letters of credit issued under the Credit Agreement.
The Company has an accounts receivable securitization program (the “Securitization Program”) with a group of financial institutions that allows the Company to sell, on a revolving basis, an undivided interest of up to $450.0 million in eligible receivables while retaining a subordinated interest in a portion of the receivables. The Securitization Program does not qualify for sale accounting and has a one year term that expires in August 2010. There were no borrowings outstanding under the Securitization Program at January 2, 2010 or June 27, 2009.

Notes outstanding at January 2, 2010 consisted of:
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
Covenants and Conditions
The Credit Agreement contains certain covenants with various limitations on debt incurrence, dividends, investments and capital expenditures and also includes financial covenants requiring the Company to maintain minimum interest coverage and leverage ratios, as defined. Management does not believe that the covenants in the Credit Agreement limit the Company’s ability to pursue its intended business strategy or future financing needs. The Company was in compliance with all covenants of the Credit Agreement as of January 2, 2010.
The Securitization Program requires the Company to maintain certain minimum interest coverage and leverage ratios as defined in the Credit Agreement in order to continue utilizing the Securitization Program. The Securitization Program also contains certain covenants relating to the quality of the receivables sold. If these conditions are not met, the Company may not be able to borrow any additional funds and the financial institutions may consider this an amortization event, as defined in the agreement, which would permit the financial institutions to liquidate the accounts receivables sold to cover any outstanding borrowings. Circumstances that could affect the Company’s ability to meet the required covenants and conditions of the Securitization Program include the Company’s ongoing profitability and various other economic, market and industry factors. Management does not believe that the covenants under the Securitization Program limit the Company’s ability to pursue its intended business strategy or future financing needs. The Company was in compliance with all covenants of the Securitization Program as of January 2, 2010.
During the second quarter of fiscal 2009, the Company recognized non-cash impairment charges of $1.35 billion pre-tax, $1.31 billion after tax and $8.72 per share, which had no effect on the Company’s compliance with its financial covenants under the Securitization Program or the Credit Agreement.
See Liquidity below for further discussion of the Company’s availability under these various facilities.
Liquidity
The Company had total borrowing capacity of $950.0 million at January 2, 2010 under the Credit Agreement and the Securitization Program. There were $86.0 million in borrowings outstanding and $2.0 million in letters of credit issued under the Credit Agreement resulting in $862.0 million of net availability at the end of the second quarter. The Company also had $894.9 million of cash and cash equivalents at January 2, 2010.
The Company has no other significant financial commitments outside of normal debt and lease maturities discussed in Capital Structure and Contractual Obligations. Management believes that Avnet’s borrowing capacity, its current cash availability and the Company’s expected ability to generate operating cash flows are sufficient to meet its projected financing needs. During periods of weakening demand in the electronic component and enterprise computer solutions industry, as was experienced in the prior fiscal year, the Company typically generates cash from operating activities. On a trailing twelve month basis, through the second quarter of fiscal 2010, the Company generated cash from operating activities of $713 million. However, management does not expect to continue to generate the same levels of cash from operating activities in fiscal 2010 as were generated in fiscal 2009 ($1.1 billion).
The Company has been making and expects to continue to make strategic investments through acquisition activity to the extent the investments strengthen Avnet’s competitive position and meet management’s return on capital thresholds.

The following table highlights the Company’s liquidity and related ratios as of the end of the second quarter of fiscal 2010 with a comparison to the fiscal 2009 year-end:
COMPARATIVE ANALYSIS — LIQUIDITY
(Dollars in millions)

	January 2,	June 27,	Percentage
	2010	2009	Change
Current Assets	$6,168.2	$5,144.3	19.9%
Quick Assets	4,334.3	3,562.6	21.7
Current Liabilities	3,318.6	2,455.9	35.1
Working Capital (1)	2,849.6	2,688.4	6.0
Total Debt	1,019.8	969.9	5.1
Total Capital (total debt plus total shareholders’ equity)	4,000.5	3,730.7	7.2
Quick Ratio	1.3:1	1.5:1
Working Capital Ratio	1.9:1	2.1:1
Debt to Total Capital	25.5%	26.0%

(1)	This calculation of working capital is defined as current assets less current liabilities.
The Company’s quick assets (consisting of cash and cash equivalents and receivables) increased 21.7% from June 27, 2009 to January 2, 2010 primarily due to the accelerated revenue growth experienced, particularly during the month of December. Current assets increased 19.9% primarily due to the accelerated revenue growth in December and the associated growth in receivables and inventory. Current liabilities increased 35.1% primarily due to the growth in accounts payable. As a result of the factors noted above, total working capital increased by 6.0% during the first half of fiscal 2010. Total debt increased 5.1% since the end of fiscal 2009 primarily due to additional borrowings on bank credit facilities. Total capital increased 7.2% since the end of fiscal 2009 and the debt to capital ratio was flat as compared with June 27, 2009.
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

In December 2007, the FASB issued authoritative guidance which establishes the requirements for how an acquirer recognizes and measures the identifiable assets acquired, the liabilities assumed, any non-controlling interest in the acquiree and the goodwill acquired. The standard requires acquisition costs be expensed instead of capitalized as was required under prior purchase accounting standards and also establishes disclosure requirements for business combinations. The standard, which is effective beginning in the Company’s first quarter of fiscal 2010, did not have a material impact on the Company’s consolidated statement of operations based upon the Company’s level of acquisition activity during the first half of fiscal 2010.
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
See Liquidity and Capital Resources — Financing Transactions appearing in Item 2 of this Form 10-Q for further discussion of the Company’s financing facilities and capital structure. As of January 2, 2010, 84% of the Company’s debt bears interest at a fixed rate and 16% of the Company’s debt bears interest at variable rates. Therefore, a hypothetical 1.0% (100 basis point) increase in interest rates would result in a $0.4 million impact on income before income taxes in the Company’s consolidated statement of operations for the quarter ended January 2, 2010.
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
During the second quarter of fiscal 2010, there were no changes to the Company’s internal control over financial reporting (as defined in Rule 13a-15(f) of the Exchange Act) that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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
The discussion of Avnet’s business and operations should be read together with the risk factors contained in Item 1A of its 2009 Annual Report on Form 10-K, filed with the Securities and Exchange Commission, which describe various risks and uncertainties to which the Company is or may become subject. These risks and uncertainties have the potential to affect Avnet’s business, financial condition, results of operations, cash flows, strategies or prospects in a material and adverse manner. As of January 2, 2010, there have been no material changes to the risk factors set forth in the Company’s 2009 Annual Report on Form 10-K.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
The following table includes the Company’s monthly purchases of common stock during the second quarter ended January 2, 2010:

				Maximum Number
				(or Approximate
			Total Number of	Dollar Value) of
			Shares Purchased	Shares That May
	Total Number		as Part of Publicly	Yet Be Purchased
	of Shares	Average Price	Announced Plans	Under the Plans or
Period	Purchased	Paid per Share	or Programs	Programs

October	5,100	$26.12	—	—

November	7,600	$27.45	—	—

December	4,700	$28.60	—	—
The purchases of Avnet common stock noted above were made on the open market to obtain shares for purchase under the Company’s Employee Stock Purchase Plan. None of these purchases were made pursuant to a publicly announced repurchase plan and the Company does not currently have a stock repurchase plan in place.
Item 4. Submission of Matters to a Vote of Security Holders
The 2009 Annual Meeting of the Shareholders of the Company was held on November 5, 2009 in Phoenix, Arizona. On the record date for the annual meeting, 151,244,635 shares of common stock were outstanding and eligible to vote.
The shareholders of the Company were asked to vote upon (i) election of directors and (ii) ratification of the appointment of KPMG LLP as the independent registered public accounting firm for the fiscal year ending July 3, 2010.
The shareholders adopted the following proposals by the following votes, tabulated by an independent inspector of election:

Election of Directors	For	Withheld

Eleanor Baum	131,801,132	933,918
J. Veronica Biggins	129,449,311	3,285,739
Lawrence W. Clarkson	131,828,636	906,413
Ehud Houminer	131,794,607	940,442
Frank R. Noonan	132,520,248	214,801
Ray M. Robinson	131,572,164	1,162,885
William P. Sullivan	130,811,787	1,923,263
Gary L. Tooker	132,532,186	202,863
Roy Vallee	128,469,418	4,265,631

				Broker
Matter	For	Against	Abstain	Non-Votes

Ratification of the appointment of KPMG LLP as independent public accounting firm for the fiscal year ending July 3, 2010	132,043,275	627,006	64,768	—

Item 6. Exhibits

Exhibit
Number	Exhibit

31.1*	Certification by Roy Vallee, Chief Executive Officer, under Section 302 of the Sarbanes-Oxley Act of 2002.

31.2*	Certification by Raymond Sadowski, Chief Financial Officer, under Section 302 of the Sarbanes-Oxley Act of 2002.

32.1**	Certification by Roy Vallee, Chief Executive Officer, under Section 906 of the Sarbanes-Oxley Act of 2002.

32.2**	Certification by Raymond Sadowski, Chief Financial Officer, under Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS***	XBRL Instance Document.

101.SCH***	XBRL Taxonomy Extension Schema Document.

101.CAL***	XBRL Taxonomy Extension Calculation Linkbase Document.

101.LAB***	XBRL Taxonomy Extension Label Linkbase Document.

101.PRE***	XBRL Taxonomy Extension Presentation Linkbase Document.

101.DEF***	XBRL Taxonomy Extension Definition Linkbase Document.

*	Filed herewith.

**	Furnished herewith.

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
Date: January 29, 2010