Form 10-Q
period 2010-04-03
AVNET INC
filed 2010-04-30
CIK 8858

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended April 3, 2010

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
Indicate by checkmark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
As of April 23, 2010, the total number of shares outstanding of the registrant’s Common Stock was 151,825,232 shares, net of treasury shares.

AVNET, INC. AND SUBSIDIARIES

PART I
FINANCIAL INFORMATION

Item 1.	Financial Statements
AVNET, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(Unaudited)

	April 3,	June 27,
	2010	2009
	(Thousands, except
	share amounts)
ASSETS
Current assets:
Cash and cash equivalents	$754,574	$943,921
Receivables, less allowances of $84,747 and $85,477, respectively	3,323,954	2,618,697
Inventories	1,747,720	1,411,755
Prepaid and other current assets	168,450	169,879

Total current assets	5,994,698	5,144,252
Property, plant and equipment, net	302,597	305,682
Goodwill (Notes 2 and 3)	566,187	550,118
Other assets	294,309	273,464

Total assets	$7,157,791	$6,273,516

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Borrowings due within one year (Note 4)	$55,088	$23,294
Accounts payable	2,534,605	1,957,993
Accrued expenses and other	520,676	474,573

Total current liabilities	3,110,369	2,455,860
Long-term debt (Note 4)	937,518	946,573
Other long-term liabilities	88,898	110,226

Total liabilities	4,136,785	3,512,659

Commitments and contingencies (Note 6)
Shareholders’ equity (Notes 8 and 9):
Common stock $1.00 par; authorized 300,000,000 shares; issued 151,831,000 shares and 151,099,000 shares, respectively	151,831	151,099
Additional paid-in capital	1,201,284	1,178,524	(1)
Retained earnings	1,483,322	1,214,071	(1)
Accumulated other comprehensive income (Note 8)	185,259	218,094
Treasury stock at cost, 37,701 shares and 32,306 shares, respectively	(690)	(931)

Total shareholders’ equity	3,021,006	2,760,857

Total liabilities and shareholders’ equity	$7,157,791	$6,273,516

(1)	As adjusted for the retrospective application of an accounting standard. See Note 1 to the consolidated financial statements.
See notes to consolidated financial statements.

AVNET, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

	Third Quarters Ended			Nine Months Ended
	April 3,	March 28,		April 3,	March 28,
	2010	2009		2010	2009
	(Thousands, except per share data)
Sales	$4,756,786	$3,700,836		$13,946,346	$12,464,464
Cost of sales	4,173,999	3,238,366		12,311,931	10,884,315

Gross profit	582,787	462,470		1,634,415	1,580,149
Selling, general and administrative expenses	408,220	374,221		1,190,489	1,173,949
Impairment charges (Note 3)	—	—		—	1,348,845
Restructuring, integration and other charges (Note 12)	7,347	32,679		25,419	55,819

Operating income (loss)	167,220	55,570		418,507	(998,464)
Other income (expense), net	1,499	(8,364)		3,581	(8,196)
Interest expense	(15,327)	(21,360)		(45,925)	(64,088)
Gain on sale of assets (Note 2)	3,202	—		8,751	—

Income (loss) before income taxes	156,594	25,846		384,914	(1,070,748)
Income tax provision	42,089	10,050		115,663	28,086

Net income (loss)	$114,505	$15,796		$269,251	$(1,098,834)

Net earnings (loss) per share (Note 9):
Basic	$0.75	$0.10	(1)	$1.78	$(7.29	)(1)

Diluted	$0.75	$0.10	(1)	$1.76	$(7.29	)(1)

Shares used to compute earnings (loss) per share (Note 9):
Basic	151,890	151,147		151,519	150,810

Diluted	153,215	151,147		152,932	150,810

(1)	As adjusted for the retrospective application of an accounting standard. See Note 1 to the consolidated financial statements.
See notes to consolidated financial statements.

AVNET, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Nine Months Ended
	April 3,	March 28,
	2010	2009
	(Thousands)
Cash flows from operating activities:
Net income (loss)	$269,251	$(1,098,834)
Non-cash and other reconciling items:
Depreciation and amortization	46,084	50,501
Deferred income taxes	35,234	(90,728)
Stock-based compensation	24,007	14,416
Impairment charges (Note 3)	—	1,348,845
Gain on sale of assets (Note 2)	(8,751)	—
Other, net	11,793	29,116
Changes in (net of effects from businesses acquired):
Receivables	(732,466)	621,999
Inventories	(356,434)	247,545
Accounts payable	583,878	(483,231)
Accrued expenses and other, net	(27,305)	148,506

Net cash flows (used for) provided by operating activities	(154,709)	788,135

Cash flows from financing activities:
Repayment of notes (Note 4)	—	(298,059)
Proceeds from (repayment of) bank debt, net (Note 4)	14,909	(25,185)
Repayment of other debt, net (Note 4)	(1,440)	(6,049)
Other, net	3,998	1,282

Net cash flows provided by (used for) financing activities	17,467	(328,011)

Cash flows from investing activities:
Purchases of property, plant and equipment	(42,905)	(89,252)
Cash proceeds from sales of property, plant and equipment	6,334	9,840
Acquisitions of operations and investments, net of cash acquired (Note 2)	(36,361)	(309,864)
Cash proceeds from divestiture activities (Note 2)	11,785	—

Net cash flows used for investing activities	(61,147)	(389,276)

Effect of exchange rate changes on cash and cash equivalents	9,042	(25,561)

Cash and cash equivalents:
— (decrease) increase	(189,347)	45,287
— at beginning of period	943,921	640,449

— at end of period	$754,574	$685,736

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
The Company operates on a “52/53 week” fiscal year, and as a result, the first nine months of fiscal 2010 contained 40 weeks (with the extra week falling in the Company’s first fiscal quarter) while the first nine months of fiscal 2009 contained 39 weeks. Interim results of operations are not necessarily indicative of the results to be expected for the full fiscal year. The information included in this Form 10-Q should be read in conjunction with the consolidated financial statements and accompanying notes included in the Company’s Annual Report on Form 10-K for the fiscal year ended June 27, 2009.
Management has evaluated events and transactions that occurred after the balance sheet date and through the date these consolidated financial statements were issued and considered the effect of such events in the preparation of these consolidated financial statements.
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

AVNET, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

	Third Quarter Ended March 28, 2009
	As Reported	Adjustments	As Adjusted
	(Thousands, except per share data)
Selling, general and administrative expenses (3)	$374,318	$(97)	$374,221
Interest expense (4)	(17,608)	(3,752)	(21,360)
Income tax provision	11,477	(1,427)	10,050
Net income	$18,024	$(2,228)	$15,796

Basic EPS	$0.12	$(0.02)	$0.10
Diluted EPS	$0.12	$(0.02)	$0.10

	Nine Months Ended March 28, 2009
	As Reported	Adjustments	As Adjusted
	(Thousands, except per share data)
Selling, general and administrative expenses (3)	$1,174,240	$(291)	$1,173,949
Interest expense (4)	(51,903)	(12,185)	(64,088)
Income tax provision	32,730	(4,644)	28,086
Net loss	$(1,091,584)	$(7,250)	$(1,098,834)

Basic EPS	$(7.24)	$(0.05)	$(7.29)
Diluted EPS	$(7.24)	$(0.05)	$(7.29)

(3)	Adjustment represents a reduction to deferred financing cost amortization expense as a result of allocating a portion of such costs to the equity component of the Debentures.

(4)	Adjustment represents incremental non-cash interest expense as a result of accreting the Debenture debt discount.
2. Acquisitions and divestitures
On March 29, 2010, the Company entered into a definitive agreement to acquire Bell Microproducts Inc. (“Bell”) in an all cash transaction for $7.00 per Bell share. This per share price equates to an equity value of approximately $252 million and a transaction value of approximately $594 million assuming a net debt position for Bell of $342 million at face value as of December 31, 2009. The Company expects to utilize a combination of cash on hand and available borrowing capacity to fund the acquisition. The acquisition has been approved by the Boards of Directors of both companies and is subject to the approval of Bell’s shareholders as well as customary regulatory approvals. The transaction is expected to close in 60 to 90 days. Several putative class actions have since been filed by alleged Bell shareholders in various state courts in California, any of which may impact the outcome of the transaction.
In addition, subsequent to the third quarter of fiscal 2010, the Company acquired two businesses with aggregate annualized revenues of approximately $72 million, which will be reported as part of the TS Asia and TS EMEA regions.
During the first nine months of fiscal 2010, the Company completed two acquisitions with combined annualized revenues of approximately $60 million. Both acquisitions are reported as part of the TS Asia region. During the first nine months of fiscal 2009, the Company acquired five businesses with aggregate annualized revenues of approximately $1.0 billion.
Acquisition-related exit activity accounted for in purchase accounting
During fiscal 2007 and 2006, the Company recorded certain exit-related liabilities through purchase accounting which consisted of severance for workforce reductions, non-cancelable lease commitments and lease termination charges for leased facilities, and other contract termination costs associated with the exit activities. The remaining reserves relate primarily to facility exit costs and other contractual lease obligations which management expects to be substantially utilized by fiscal 2012. The utilization of the remaining reserves during the first nine months of fiscal 2010 is presented in the following table:

Total
(Thousands)
Balance at June 27, 2009	$8,317
Amounts utilized	(2,319)
Adjustments	(190)
Other, principally foreign currency translation	7

Balance at April 3, 2010	$5,815

AVNET, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
Divestitures
During the third quarter and first nine months of fiscal 2010, the Company recognized a gain on the sale of assets as a result of certain earn-out provisions associated with the prior sale of the Company’s equity investment in Calence LLC. The gain on sale of assets was $8,751,000 pre-tax, $5,370,000 after tax and $0.03 per share on a diluted basis, of which $5,549,000 pre-tax was recognized in the second quarter and $3,202,000 pre-tax was recognized in the third quarter of fiscal 2010. In addition, the Company sold a cost method investment and received proceeds of approximately $3,034,000 in the second quarter of fiscal 2010. As a result, the Company received a total of $11,785,000 in cash proceeds from divestitures for the first nine months of fiscal 2010.
3. Goodwill and intangible assets
The following table presents the carrying amount of goodwill, by reportable segment, for the nine months ended April 3, 2010:

	Electronics	Technology
	Marketing	Solutions	Total
	(Thousands)
Carrying value at June 27, 2009	$240,388	$309,730	$550,118
Additions	11,318	10,861	22,179
Adjustments	(142)	—	(142)
Foreign currency translation	(5,823)	(145)	(5,968)

Carrying value at April 3, 2010	$245,741	$320,446	$566,187

Goodwill additions in EM related to purchase accounting entries during the purchase price allocation period for acquisitions that closed prior to fiscal 2010. Goodwill additions in TS related to two acquisitions in Asia (see Note 2).
As of April 3, 2010, “Other assets” included customer relationship intangible assets with a carrying value of $49,569,000; consisting of $78,963,000 in original cost value and $29,394,000 of accumulated amortization and foreign currency translation. These assets are being amortized over a weighted average life of nine years. Intangible asset amortization expense was $2,154,000 and $2,119,000 for the third quarter of fiscal 2010 and 2009, respectively, and $6,488,000 and $10,127,000 for the first nine months of fiscal 2010 and fiscal 2009, respectively. The Company recognized $3,830,000 for a cumulative catch up adjustment to amortization expense during the first nine months of fiscal 2009. Amortization expense for the next five years is expected to be approximately $9,000,000 each year.
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

AVNET, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
4. External financing
Short-term debt consists of the following:

	April 3,	June 27,
	2010	2009
	(Thousands)
Bank credit facilities	$53,180	$20,882
Other debt due within one year	1,908	2,412

Short-term debt	$55,088	$23,294

Bank credit facilities consist of various committed and uncommitted lines of credit with financial institutions utilized primarily to support the working capital requirements of foreign operations. The weighted average interest rate on the outstanding bank credit facilities was 2.9% at April 3, 2010 and 1.8% at June 27, 2009.
The Company maintains an accounts receivable securitization program (the “Program”) with a group of financial institutions that allows the Company to sell, on a revolving basis, an undivided interest of up to $450,000,000 in eligible receivables while retaining a subordinated interest in a portion of the receivables. The Program does not qualify for sale treatment and, as a result, any borrowings under the Program are recorded as debt on the consolidated balance sheet. The Program contains certain covenants, all of which the Company was in compliance with as of April 3, 2010. The Program has a one year term that expires in August 2010. There were no amounts outstanding under the Program at April 3, 2010 or June 27, 2009.
Long-term debt consists of the following:

	April 3,	June 27,
	2010	2009
	(Thousands)
5.875% Notes due March 15, 2014	$300,000	$300,000
6.00% Notes due September 1, 2015	250,000	250,000
6.625% Notes due September 15, 2016	300,000	300,000
Other long-term debt	89,569	98,907

Subtotal	939,569	948,907
Discount on notes	(2,051)	(2,334)

Long-term debt	$937,518	$946,573

The Company has a five-year $500,000,000 unsecured revolving credit facility (the “Credit Agreement”) with a syndicate of banks which expires in September 2012. Under the Credit Agreement, the Company may elect from various interest rate options, currencies and maturities. The Credit Agreement contains certain covenants, all of which the Company was in compliance with as of April 3, 2010. At April 3, 2010, there were $85,251,000 in borrowings outstanding under the Credit Agreement included in “Other long-term debt” in the preceding table. In addition, there were $2,009,000 in letters of credit issued under the Credit Agreement which represent a utilization of the Credit Agreement capacity but are not recorded as borrowings in the consolidated balance sheet as the letters of credit are not debt. At June 27, 2009, there were $86,565,000 in borrowings outstanding under the Credit Agreement and $1,511,000 in letters of credit issued under the Credit Agreement.
At April 3, 2010, the carrying value and fair value of the Company’s debt was $992,606,000 and $1,045,685,000, respectively. Fair value was estimated primarily based upon quoted market prices.
In the prior year third quarter, substantially all of the 2% Convertible Senior Debentures due March 15, 2034 (the “Debentures”) were put to the Company by holders of the Debentures who exercised their right to require the Company to purchase the Debentures for cash on March 15, 2009 at the Debentures’ full principal amount plus accrued interest. The Company paid $298,059,000 plus accrued interest using cash on hand. The remaining Debentures that were not put to the Company in March were repaid on April 30, 2009.

AVNET, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
5. Derivative financial instruments
Many of the Company’s subsidiaries, on occasion, purchase and sell products in currencies other than their functional currencies. This subjects the Company to the risks associated with fluctuations in foreign currency exchange rates. The Company reduces this risk by utilizing natural hedging (i.e. offsetting receivables and payables) as well as by creating offsetting positions through the use of derivative financial instruments, primarily forward foreign exchange contracts with maturities of less than sixty days. The Company continues to have exposure to foreign currency risks to the extent they are not hedged. The Company adjusts all foreign denominated balances and any outstanding foreign exchange contracts to fair market value through the consolidated statements of operations. Therefore, the market risk related to the foreign exchange contracts is offset by the changes in valuation of the underlying items being hedged. The asset or liability representing the fair value of foreign exchange contracts, based upon level 2 criteria under the fair value measurements standard, is classified in the captions “other current assets” or “accrued expenses and other,” as applicable, in the accompanying consolidated balance sheets and were not material. In addition, the Company did not have material gains or losses related to the forward contracts which are recorded in “other income (expense), net” in the accompanying consolidated statements of operations.
The Company generally does not hedge its investment in its foreign operations. The Company does not enter into derivative financial instruments for trading or speculative purposes and monitors the financial stability and credit standing of its counterparties.
6. Commitments and contingencies
From time to time, the Company may become a party to, or otherwise involved in other pending and threatened litigation, tax, environmental and other matters arising in the ordinary course of conducting its business. Management does not anticipate that any contingent matters will have a material adverse effect on the Company’s financial condition, liquidity or results of operations.
7. Pension plan
The Company’s noncontributory defined benefit pension plan (the “Plan”) covers substantially all domestic employees. Components of net periodic pension costs during the third quarters and nine months ended April 3, 2010 and March 28, 2009 were as follows:

	Third Quarters Ended		Nine Months Ended
	April 3,	March 28,	April 3,	March 28,
	2010	2009	2010	2009
	(Thousands)
Service cost	$—	$4,051	$—	$12,153
Interest cost	3,937	4,544	11,811	13,632
Expected return on plan assets	(7,534)	(6,363)	(22,602)	(19,089)
Recognized net actuarial loss	1,422	581	4,266	1,743
Amortization of prior service credit	(1,221)	—	(3,663)	—

Net periodic pension costs	$(3,396)	$2,813	$(10,188)	$8,439

During the first nine months of fiscal 2010, the Company made contributions to the Plan of $7,750,000. Due to the economic downturn and its impact on the business, the Company suspended additional benefits under the Plan; as a result, there is currently no service cost being incurred during the current fiscal year. However, the Company anticipates resuming benefits under the Plan beginning in fiscal 2011. In October 2009, the Company agreed to settle a pension litigation matter, which was approved by the court in April 2010, which will require a plan amendment to provide retroactive benefits to certain pension plan participants and which will result in additional pension expense to the Company of approximately $3 million per year for each of the next 11 years.

AVNET, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
8. Comprehensive income (loss)

	Third Quarters Ended		Nine Months Ended
	April 3,	March 28,	April 3,	March 28,
	2010	2009(1)	2009	2009(1)
	(Thousands)
Net income (loss)	$114,505	$15,796	$269,251	$(1,098,834)
Foreign currency translation adjustments	(76,127)	(64,615)	(32,835)	(304,599)

Total comprehensive income (loss)	$38,378	$(48,819)	$236,416	$(1,403,433)

(1)	As adjusted for the retrospective application of an accounting standard. See Note 1.
9. Earnings (loss) per share

	Third Quarters Ended		Nine Months Ended
	April 3,	March 28,	April 3,	March 28,
	2010	2009(1)	2010	2009(1)
	(Thousands, except per share data)
Numerator:
Net income (loss)	$114,505	$15,796	$269,251	$(1,098,834)

Denominator:
Weighted average common shares for basic earnings (loss) per share	151,890	151,147	151,519	150,810
Net effect of dilutive stock options and performance share awards	1,325	—	1,413	—

Weighted average common shares for diluted earnings (loss) per share	153,215	151,147	152,932	150,810

Basic earnings (loss) per share	$0.75	$0.10	$1.78	$(7.29)

Diluted earnings (loss) per share	$0.75	$0.10	$1.76	$(7.29)

(1)	As adjusted for the retrospective application of an accounting standard. See Note 1.
Options to purchase 919,000 and 921,000 shares of the Company’s stock were excluded from the calculations of diluted earnings per share for the third quarter and first nine months of fiscal 2010, respectively, and options to purchase 2,184,000 shares were also excluded from the calculation of diluted earnings per share for the third quarter of fiscal 2009 because the exercise price for the options was above the average market price of the Company’s stock. Therefore, inclusion of these options in the diluted earnings per share calculation would have had an anti-dilutive effect. Options to purchase shares of the Company’s stock as well as contingently issuable shares associated with the performance share program were excluded from the calculations of diluted earnings per share for the first nine months of fiscal 2009, because the Company recognized a net loss and inclusion of these shares in the diluted earnings per share calculation would have had an anti-dilutive effect.

AVNET, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
10. Additional cash flow information
Interest and income taxes paid in the nine months ended April 3, 2010 and March 28, 2009, respectively, were as follows:

	Nine Months Ended
	April 3,	March 28,
	2010	2009
	(Thousands)
Interest	$58,229	$65,476
Income taxes	67,017	57,020
11. Segment information

	Third Quarters Ended		Nine Months Ended
	April 3,	March 28,	April 3,	March 28,
	2010	2009(1)	2010	2009(1)
	(Thousands)
Sales:
Electronics Marketing	$2,886,547	$2,096,595	$7,841,828	$7,065,391
Technology Solutions	1,870,239	1,604,241	6,104,518	5,399,073

	$4,756,786	$3,700,836	$13,946,346	$12,464,464

Operating income (loss):
Electronics Marketing	$144,187	$59,558	$317,792	$297,357
Technology Solutions	49,937	42,199	189,484	160,186
Corporate	(19,557)	(13,508)	(63,350)	(51,343)

	174,567	88,249	443,926	406,200
Impairment charges (Note 3)	—	—	—	(1,348,845)
Restructuring, integration and other charges (Note 12)	(7,347)	(32,679)	(25,419)	(51,989)
Incremental intangible asset amortization	—	—	—	(3,830)

	$167,220	$55,570	$418,507	$(998,464)

Sales, by geographic area:
Americas (2)	$1,982,313	$1,712,325	$6,090,921	$5,846,774
EMEA (3)	1,550,700	1,250,426	4,374,201	4,110,729
Asia/Pacific (4)	1,223,773	738,085	3,481,224	2,506,961

	$4,756,786	$3,700,836	$13,946,346	$12,464,464

(1)	As adjusted for the retrospective application of an accounting standard. See Note 1.

(2)
Includes sales in the United States of $1.78 billion and $1.53 billion for the third quarter of fiscal 2010 and 2009, respectively, and sales of $5.51 billion and $5.28 billion for the first nine months of fiscal 2010 and 2009, respectively.

(3)
Includes sales in Germany and the United Kingdom of $574.5 million and $260.7 million, respectively, for the third quarter of fiscal 2010, and $1.56 billion and $835.4 million, respectively, for the first nine months of fiscal 2010. Includes sales in Germany and the United Kingdom of $400.8 million and $273.7 million, respectively, for the third quarter of fiscal 2009 and $1.43 billion and $751.4 million, respectively, for the first nine months of fiscal 2009.

(4)
Includes sales in Taiwan, Singapore and Hong Kong of $330.1 million, $278.4 million and $408.9 million, respectively, for the third quarter of fiscal 2010, and $972.2 million, $806.5 million and $1.12 billion, respectively, for the first nine months of fiscal 2010. Includes sales in Taiwan, Singapore and Hong Kong of $177.1 million, $188.6 million and $271.0 million, respectively, for the third quarter of fiscal 2009, and $745.0 million, $653.9 million and $872.4 million, respectively, for the first nine months of fiscal 2009.

AVNET, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

	April 3,	June 27,
	2010	2009
	(Thousands)
Assets:
Electronics Marketing	$4,322,787	$3,783,364
Technology Solutions	2,419,418	2,036,832
Corporate	415,586	453,320

	$7,157,791	$6,273,516

Property, plant, and equipment, net, by geographic area
Americas (5)	$179,640	$183,937
EMEA (6)	101,427	101,261
Asia/Pacific	21,530	20,484

	$302,597	$305,682

(5)	Includes property, plant and equipment, net, of $175.3 million and $179.6 million as of April 3, 2010 and June 27, 2009, respectively, in the United States.

(6)
Includes property, plant and equipment, net, of $47.0 million, $22.3 million and $13.3 million in Germany, Belgium and the United Kingdom, respectively, as of April 3, 2010 and $41.4 million, $24.2 million and $26.8 million, respectively, as of June 27, 2009.

12. Restructuring, integration and other items
Fiscal 2010
During the third quarter of fiscal 2010, the Company recognized charges of $7,347,000 pre-tax, $5,587,000 after tax and $0.04 per share on a diluted basis related to a value-added tax exposure and acquisition-related costs partially offset by a credit related to prior restructuring reserves. During the first nine months of fiscal 2010, the Company recognized restructuring, integration and other charges of $25,419,000 pre-tax, $18,789,000 after tax and $0.12 per share on a diluted basis related to (i) the previously mentioned items recognized during the third quarter and (ii) the remaining cost reduction actions announced in fiscal 2009 which were taken in response to market conditions as well as integration costs associated with acquired businesses.

	Quarter	Nine Months
	Ended	Ended
	April 3, 2010	April 3, 2010
	(Thousands)
Restructuring charges	$—	$15,991
Integration costs	—	2,931
Value-added tax exposure	6,477	6,477
Other	2,157	3,261
Reversal of excess restructuring reserves recorded in prior periods	(1,287)	(3,241)

Total restructuring, integration and other charges	$7,347	$25,419

The activity related to the restructuring charges incurred during the first nine months of fiscal 2010 is presented in the following table:

	Severance	Facility
	Reserves	Exit Costs	Other	Total
	(Thousands)
Fiscal 2010 pre-tax charges	$9,683	$3,711	$2,597	$15,991
Amounts utilized	(8,115)	(2,072)	(263)	(10,450)
Adjustments	(138)	—	(135)	(273)
Other, principally foreign currency translation	(75)	(12)	(81)	(168)

Balance at April 3, 2010	$1,355	$1,627	$2,118	$5,100

Severance charges recorded in the first quarter of fiscal 2010 were related to personnel reductions of over 150 employees in administrative, finance and sales functions in connection with the cost reduction actions in all three regions. Facility exit costs consisted of lease liabilities and fixed asset write-downs associated with seven vacated facilities in the Americas, one in EMEA and four in the Asia/Pac region. Other charges consisted primarily of contractual obligations with no on-going benefit to the Company. Cash payments of $9,293,000 are reflected in the amounts utilized during the first nine months of fiscal 2010 and the remaining amounts utilized were related to non-cash asset write downs. As of April 3, 2010, management expects the majority of the remaining severance and other reserves to be utilized by the end of fiscal 2012 and the remaining facility exit cost reserves to be utilized by the end of fiscal 2013.

AVNET, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
During the first nine months of fiscal 2010, the Company incurred integration costs for professional fees, facility moving costs and travel, meeting, marketing and communication costs that were incrementally incurred as a result of the integration efforts of previously acquired businesses.
During the third quarter and first nine months of fiscal 2010, the Company recognized a charge for a value-added tax exposure in Europe related to an audit of prior years and other charges related primarily to acquisition-related costs which would have been capitalized in under prior accounting rules. In addition, the Company recognized a credit to reverse restructuring reserves which were determined to be no longer necessary.
Fiscal 2009
During fiscal 2009, the Company incurred restructuring, integration and other charges related to cost reduction actions, costs for integration activity for acquired business and other items. The following table presents the activity during the first nine months of fiscal 2010 related to the remaining restructuring reserves established during fiscal 2009.

	Severance	Facility
	Reserves	Exit Costs	Other	Total
	(Thousands)
Balance at June 27, 2009	$19,471	$26,678	$2,458	$48,607
Amounts utilized	(12,290)	(5,605)	(106)	(18,001)
Adjustments	(2,906)	(458)	(267)	(3,631)
Other, principally foreign currency translation	220	(91)	(66)	63

Balance at April 3, 2010	$4,495	$20,524	$2,019	$27,038

The amounts utilized during the first nine months of fiscal 2010 represent cash payments and adjustments for the first nine months of fiscal 2010 related to reserves which were determined not to be required and, therefore, reversed. Management expects the majority of the remaining severance reserves to be utilized in fiscal 2011, the remaining facility exit cost reserves to be utilized by the end of fiscal 2015 and other contractual obligations to be utilized by the end of fiscal 2010.
Fiscal 2008 and prior restructuring reserves
In fiscal year 2008 and prior, the Company incurred restructuring charges under five separate restructuring plans. The table below presents the activity during the first nine months of fiscal 2010 related to the remaining reserves established as part of these restructuring plans:

Restructuring charges	Total
(Thousands)
Balance at June 27, 2009	$4,784
Amounts utilized	(2,187)
Adjustments	(53)
Other, principally foreign currency translation	19

Balance at April 3, 2010	$2,563

The amounts utilized during the first nine months of fiscal 2010 represent cash payments. As of April 3, 2010, the remaining reserves related to severance and other contractual obligations which are expected to be utilized by the end of fiscal 2010 and facility exit costs which are expected to be utilized by the end of fiscal 2013.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations
For a description of the Company’s critical accounting policies and an understanding of the significant factors that influenced the Company’s performance during the quarters and nine months ended April 3, 2010 and March 28, 2009, this Management’s Discussion and Analysis of Financial Condition and Results of Operations (“MD&A”) should be read in conjunction with the consolidated financial statements, including the related notes, appearing in Item 1 of this Report, as well as the Company’s Annual Report on Form 10-K for the year ended June 27, 2009. The Company operates on a “52/53 week” fiscal year, and as a result, the first nine months of fiscal 2010 contained 40 weeks while the first nine months of fiscal 2009 contained 39 weeks. This extra week, which occurred in the first quarter, impacts the year-over-year analysis for the first nine months of fiscal 2010 in this MD&A. In addition, the Company’s consolidated financial statements reflect the adjustments or reclassifications of certain prior period amounts for accounting changes as a result of the required retrospective application of an accounting standard which changes the accounting for debt that may be settled in cash as discussed in Note 1 in the accompanying Notes to Consolidated Financial Statements in Part I of this Form 10-Q.
There are numerous references to the impact of foreign currency translation in the discussion of the Company’s results of operations. Over the past several years, the exchange rates between the US Dollar and many foreign currencies, especially the Euro, have fluctuated significantly. For example, the US Dollar has weakened against the Euro by approximately 5% when comparing the third quarter of fiscal 2010 with the third quarter of fiscal 2009. When the weaker US Dollar exchange rates of the current year are used to translate the results of operations of Avnet’s subsidiaries denominated in foreign currencies, the resulting impact is an increase in US Dollars of reported results. In the discussion that follows, this is referred to as the “translation impact of changes in foreign currency exchange rates.”
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

•
Operating income excluding restructuring, integration and other charges incurred in the third quarter and first nine months of fiscal 2010 and the non-cash goodwill and intangible asset impairment charges and restructuring, integration and other charges incurred in the third quarter and first nine months of fiscal 2009. The reconciliation to GAAP is presented in the following table.

	Third Quarters Ended		Nine Months Ended
	April 3,	March 28,	April 3,	March 28,
	2010	2009	2010	2009
	(Thousands)
GAAP operating income (loss)	$167,220	$55,570	$418,507	$(998,464)
Impairment charges	—	—	—	1,348,845
Restructuring, integration and other charges	7,347	32,679	25,419	55,819

Adjusted operating income	$174,567	$88,249	$443,926	$406,200

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

Results of Operations
Executive Summary
The third quarter of fiscal 2010 financial results exceeded management’s expectations set back in January as the technology markets exhibited an uptick in demand indicating continued recovery from the recession. Given the accelerated growth rates during the third quarter, management revised expectations in March and actual revenue growth for the third quarter exceeded expectations at both operating groups. Revenue increased 28.5% year over year, consisting of 37.7% growth at EM and 16.6% growth at TS. Management believes some of the revenue growth at EM is related to inventory restocking; however, continued strong book to bill metrics and lean inventories in the technology supply chain seem to indicate growth in end demand as well. For TS, IT demand was better than expected as revenue growth exceeded management expectations following a strong December quarter. In addition to stronger demand, the favorable impact of acquisitions and the weakening of the US dollar against the Euro also contributed to the year-over-year revenue growth. Excluding the impact of foreign currency exchange rates, organic sales were up 25.1% year over year, consisting of 34.7% growth at EM and 12.6% at TS.
Gross profit margin for the third quarter of fiscal 2010 decreased 25 basis points year over year to 12.3%. The year-over-year decline was due to the combination of a geographic mix shift to the lower gross profit margin Asia region, which represented 25.7% of total sales as compared with 19.9% in the prior year third quarter and lower gross profit margin in EM EMEA. The negative effects of the recession began later in the EMEA region than in the Americas and, as a result, the region’s recovery is also expected to occur later than the Americas. Although gross profit margin is down year over year, it has improved 83 basis points sequentially with both operating groups contributing to the improvement.
Operating income was $167.2 million as compared with an operating income of $55.6 million in the year-ago quarter. As described further in this MD&A, the Company recognized restructuring, integration and other charges of $7.3 million pre-tax and $32.7 million pre-tax in the third quarter of fiscal 2010 and 2009, respectively. Excluding these charges, operating income for the third quarter of fiscal 2010 increased 97.8% and operating income margin was 3.7% of consolidated sales as compared with 2.4% in the prior year third quarter. For EM, operating income margin improved to 5.0% from 2.8% in the prior year third quarter and improved sequentially for the third consecutive quarter. For TS, operating income improved slightly year over year as the Company continues to invest in China and manages through a challenging environment in EMEA.
On March 29, 2010, the Company entered into a definitive agreement to acquire Bell Microproducts, Inc. (“Bell”), a value-added distributor of storage and computing technology which provides integration and support services to OEMs, VARs, system builders and end users in the U.S., Canada, EMEA and Latin America. Bell, which operates both a distribution and single tier reseller business, generated sales of approximately $3.0 billion in calendar 2009, which, if completed, would represents Avnet’s largest acquisition to date, based upon sales.. In calendar 2009, Bell’s sales from North America, EMEA and Latin America were 42%, 41% and 17%, respectively, of total sales. The transaction is for $7.00 in cash per Bell share which equates to an equity value of approximately $252 million and a transaction value of approximately $594 million assuming a net debt position for Bell of $342 million at face value as of December 31, 2009. The acquisition has been approved by the Boards of Directors of both companies and is subject to the approval of Bell’s shareholders as well as customary regulatory approvals. The transaction is expected to close in 60 to 90 days and is expected to be immediately accretive to earnings excluding integration and transaction costs. Although the integration plan is currently being formulated, the Company expects to integrate Bell into both the EM and TS operating groups and also expects cost saving synergies of approximately $50 million to $60 million upon completion of the integration.

Sales
The table below provides a year-over-year quarterly sales comparison of fiscal 2010 and 2009 for the Company and its two operating groups, including the pro forma (or organic) sales which include acquisitions as if they occurred on the first day of fiscal 2009.

					Pro forma
			Year-Year	Pro forma	Year-Year
	Q3-Fiscal ’10	Q3-Fiscal ’09	% Change	Q3-Fiscal ’09	% Change(1)
	(Thousands)
Avnet, Inc.	$4,756,786	$3,700,836	28.5%	$3,713,614	28.1%
EM	2,886,547	2,096,595	37.7	—	—
TS	1,870,239	1,604,241	16.6	1,617,019	15.7
EM
Americas	$897,390	$761,532	17.8%	$—	—%
EMEA	1,019,677	732,560	39.2	—	—
Asia	969,480	602,503	60.9	—	—
TS
Americas	$1,084,923	$950,793	14.1%	$—	—%
EMEA	531,023	517,866	2.5	—	—
Asia	254,293	135,582	87.6	148,360	71.4
Totals by Region
Americas	$1,982,313	$1,712,325	15.8%	$—	—%
EMEA	1,550,700	1,250,426	24.0	—	—
Asia	1,223,773	738,085	65.8	750,863	63.0

(1)	Year-over-year percentage change is calculated based upon Q3 Fiscal 2010 sales compared to pro forma Q3 2009 sales as presented in the following tables:

	Reported	Acquisition	Pro forma
Q3 Fiscal 2009	Sales	Sales(1)	Sales
	(Thousands)
Avnet, Inc.	$3,700,836	$12,778	$3,713,614
EM	2,096,595	—	2,096,595
TS	1,604,241	12,778	1,617,019

(1)	Includes the following acquisitions:

Sunshine Joint Stock Company of Vietnam acquired November 2009 in the TS Asia region

Vanda Group acquired October 2009 in the TS Asia region
Consolidated sales for the third quarter of fiscal 2010 were $4.76 billion, up 28.5%, or $1.06 billion, from the prior year third quarter consolidated sales of $3.70 billion. Excluding the translation impact of changes in foreign currency exchange rates, sales increased 25.5% year over year. The year-over-year growth exceeded both management’s expectations as well as normal seasonality as compared with the third quarter of fiscal 2009, which was below normal seasonality and was negatively impacted by the global economic slowdown.
EM sales of $2.89 billion in the third quarter of fiscal 2010 increased 37.7% over the prior year third quarter sales of $2.10 billion and increased 34.7% excluding the translation impact of changes in foreign currency exchange rates. All three regions contributed to the year-over-year increase in revenue led by the Asia region where sales increased 60.9%. Year-over-year sales growth in the Americas region was 17.8% and was the first quarter of positive year-over-year growth after five quarters of revenue contraction. EM EMEA sales increased 39.2% year over year and increased 31.0% excluding the translation impact of changes in foreign currency exchange rates. On a sequential basis, EM sales increased 14.7% which was well above normal seasonality for the March quarter of 5% to 9% and was driven by the Western regions which experienced sequential sales growth of 13.6% and 26.9% in the Americas and EMEA regions, respectively.

TS sales of $1.87 billion in the third quarter of fiscal 2010 increased 16.6% over prior year third quarter sales of $1.60 billion and increased 13.5% excluding the translation impact of changes in foreign currency exchange rates. The year-over-year growth at TS was better than expected following a strong December quarter and was led by storage and industry standard servers. TS Asia sales increased by 87.6% and were positively impacted by acquisitions and investments made in China as organic sales growth was 71.4% year over year. Sales increased 14.1% and 2.5% year over year in TS Americas and TS EMEA, respectively. Excluding the translation impact of changes in foreign currency exchange rates, TS EMEA sales decreased 4.1% year over year. The EMEA region continues to lag in the economic recovery as compared with the other TS regions.
Consolidated sales for the first nine months of fiscal 2010 were $13.95 billion, up 11.9%, over sales of $12.46 billion in the first nine months of fiscal 2009. The comparison of sales to the same period in prior year was positively impacted by (i) organic sales growth at TS, (ii) acquisitions, (iii) the positive impact of the weakening of the US dollar against the Euro, and (iv) the extra week of sales, which was estimated at roughly $400 million, in the first quarter of fiscal 2010 due to the Company’s 52/53 fiscal calendar. EM sales of $7.84 billion for the first nine months of fiscal 2010 were up 11.0% compared with the first nine months of fiscal 2009. The year-over-year sales decrease in the EM Americas region was more than offset by the double digit sales growth in the EMEA and Asia regions. TS sales of $6.10 billion for the first nine months of fiscal 2010 were up 13.1% as compared with sales of $5.40 billion for the first nine months of fiscal 2009, primarily driven by sales growth in the Americas and Asia regions.
Gross Profit and Gross Profit Margins
Consolidated gross profit for the third quarter of fiscal 2010 was $582.8 million, up $120.3 million, or 26.0%, compared with the prior year third quarter due to the increase in sales volume. Gross profit margin of 12.3% declined 25 basis points from the prior year third quarter but increased 83 basis points sequentially. The gross profit margin at EM declined 55 basis points year over year primarily due to geographic mix changes as the Asia region represented 34% of EM sales in the current year, as compared with 29% of total EM sales in the prior year third quarter. In addition, EM EMEA gross profit margins have been slower to recover than those in the Americas or Asia. The negative effects of the recession began later in the EMEA region than in the Americas and, as a result, the region’s recovery is also expected to occur later than the other regions. However, the gross profit margin at EM improved sequentially by 54 basis points with all three regions contributing to the improvement. At TS, the gross profit margin was down 28 basis points year over year due to the combination of geographic mix changes as the Asia region represented 14% of TS sales as compared with 9% in the prior year third quarter and lower gross profit margin in the Americas due to product mix changes. Sequentially, the gross profit margin at TS increased 33 basis points primarily due to improvement in the Americas region which offset the margin decline in the Asia region.
Consolidated gross profit and gross profit margins were $1.63 billion and 11.7%, respectively, for the first nine months of fiscal 2010 as compared with $1.58 billion and 12.7%, respectively, for the first nine months of fiscal 2009. For the first nine months of fiscal 2010, EM gross profit margin decreased 108 basis points year over year and TS gross profit margin decreased 76 basis points year over year with all regions in each operating group experiencing a decline in margins due to similar factors discussed in the quarterly analysis above.
Selling, General and Administrative Expenses
Selling, general and administrative expenses (“SG&A expenses”) were $408.2 million in the third quarter of fiscal 2010, an increase of $34.0 million, or 9.1%, from the prior year third quarter. The year-over-year increase in SG&A expenses was primarily attributable to supporting the increased sales volume, businesses acquired and the weakening of the US dollar against the Euro, partially offset by the impact of cost reduction actions. During fiscal 2009, the Company took actions to reduce costs over the course of the fiscal year to better align its cost structure with the market conditions. The cost reduction actions were completed during the first quarter of fiscal 2010 with the full benefit of the cost reductions being realized beginning in the second quarter of fiscal 2010.
Metrics that management monitors with respect to operating expenses are SG&A expenses as a percentage of sales and as a percentage of gross profit. SG&A expenses were 8.6% of sales and 70.0% of gross profit in the third fiscal quarter of 2010 as compared with 10.1% of sales and 80.9% of gross profit in the third quarter of fiscal 2009. The year-over-year improvement in these metrics is primarily the result of effective cost management as sales increased 28.5% year over year as compared with a 9.1% increase in SG&A expenses.
SG&A expenses for the first nine months of fiscal 2010 were $1.19 billion, or 8.5% of consolidated sales, as compared with $1.17 billion, or 9.4% of consolidated sales, in the first nine months of fiscal 2009. The year-over-year decrease in SG&A expenses as a percentage of consolidated sales in the first nine months of fiscal 2010 was similarly due to cost management and the realization of the cost savings resulting from the cost reduction actions, partially offset by the negative impact of the weakening US dollar, as well as, additional expenses associated with businesses acquired. SG&A expenses were 72.9% of gross profit in the first nine months of fiscal 2010 as compared with 74.3% in the first nine months of fiscal 2009.

Impairment Charges
During the first nine months of fiscal 2009, the Company recognized non-cash goodwill and intangible asset impairment charges totaling $1.35 billion pre-tax, $1.31 billion after tax and $8.72 per share.
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
Restructuring, Integration and Other Charges
During the third quarter of fiscal 2010, the Company recognized restructuring, integration and other charges of $7.3 million pre-tax, $5.6 million after tax and $0.04 per share on a diluted basis which consisted of (i) $6.5 million pre-tax for a value-added tax exposure in Europe related to an audit of prior years, (ii) $2.1 million pre-tax for acquisition-related costs which would have been capitalized under the prior accounting rules and (iii) a credit of $1.3 million pre-tax related to the reversal of previously recognized restructuring reserves which were determined to be no longer necessary. During the first nine months of fiscal 2010, the Company recognized restructuring, integration and other charges of $25.4 million pre-tax, $18.8 million after tax and $0.12 per share on a diluted basis. The Company recognized restructuring charges of $16.0 million pre-tax for the remaining cost reduction actions announced during fiscal 2009 which included severance costs, facility exit costs and other charges related to contract termination costs and fixed asset write-downs. The Company also recognized integration costs of $2.9 million pre-tax for professional fees, facility moving costs and travel, meeting, marketing and communication costs associated with acquired businesses, $6.5 million pre-tax related to the previously mentioned value-added tax exposure in Europe, and $3.2 million pre-tax of other charges including acquisition-related costs which would have been capitalized under the prior accounting rules. The Company also recorded a credit of $3.2 million to adjust reserves related to prior restructuring activity which were determined to be no longer required.
During the third quarter of fiscal 2009, the Company recognized $32.7 million pre-tax, $22.3 million after tax and $0.15 per share associated with cost reduction actions announced through the third quarter of fiscal 2009. For the first nine months of fiscal 2009, the Company recognized restructuring, integration and other charges of $55.8 million pre-tax, $40.0 million after tax and $0.26 per share.
Operating Income (Loss)
During the third quarter of fiscal 2010, the Company generated operating income of $167.2 million, up 200.9% as compared with the prior year third quarter operating income of $55.6 million. Operating income margin was 3.5% for the third quarter of fiscal 2010 as compared with 1.5% of consolidated sales in the prior year third quarter, for which both periods included restructuring, integration and other charges previously mentioned. Excluding these charges, operating income for the third quarter of fiscal 2010 increased 97.8% to $174.6 million, or 3.7% of consolidated sales, as compared with operating income of $88.2 million, or 2.4% of consolidated sales, for the third quarter of fiscal 2009. EM operating income increased 142.1% to $144.2 million for the third quarter of fiscal 2010 and its operating income margin improved 215 basis points to 5.0% from the third quarter of fiscal 2009; with all three regions contributing to the improvement. This is the first time in six quarters that the EM operating income margin has reached 5.0%, which is within the long-term target range as established by management. TS operating income increased 18.3% to $49.9 million for the third quarter of fiscal 2010 and operating income margin remained relatively flat with a 4 basis point year over year improvement to 2.7% from the third quarter of fiscal 2009 as TS continued to incur incremental expenses as it makes investments in China. Corporate operating expenses were $19.6 million in the third quarter of fiscal 2010 as compared with $13.5 million in the third quarter of fiscal 2009. The prior year third quarter operating expenses were unusually low due to the economic downturn and its impact on the accrual for equity compensation which is based upon performance targets. Conversely, corporate expenses in the current year third quarter are higher than typical primarily due to an increase in incentive compensation. The Company’s financial results through the third quarter of fiscal 2010 have exceeded established targets and, therefore, additional incentive compensation cost has been recognized.

Operating income for the first nine of fiscal 2010 was $418.5 million, or 3.0% of consolidated sales, as compared with an operating loss of $998.5 million for the first nine months of fiscal 2009. Included in the first nine months of fiscal 2010 were restructuring, integration and other charges of $25.4 million pre-tax and included in the same period in the prior year were non-cash impairment charges totaling $1.35 billion pre-tax and restructuring integration and other charges totaling $55.8 million pre-tax. Excluding these charges in both periods, operating income was $443.9 million, or 3.2% of consolidated sales, for the first nine months of fiscal 2010 and $406.2 million, or 3.3% of consolidated sales, for the first nine months of fiscal 2009. Operating income margin declined 8 basis points year over year.
Interest Expense and Other Income (Expense), net
Interest expense for the third quarter of fiscal 2010 was $15.3 million, down $6.0 million, or 28.2%, from interest expense of $21.4 million in the third quarter of fiscal 2009. During the first quarter of fiscal 2010, the Company adopted an accounting standard which required retrospective application of the standard’s provisions to prior years which resulted in recognizing incremental non-cash interest expense of $3.8 million in addition to the previously reported interest expense of $17.6 million in the third quarter of fiscal 2009 (see Note 1 in the Notes to Consolidated Financial Statements included in Part I of this Form 10-Q). The year-over-year decrease in interest expense was also due to the elimination of interest on the Company’s $300.0 million 2% Convertible Senior Debentures which were extinguished in March 2009. Interest expense for the first nine months of fiscal 2010 was $45.9 million, down $18.2 million, or 28.3%, as compared with interest expense of $64.1 million for the first nine months of fiscal 2009. The year-over-year decrease in interest expense for the first nine months of fiscal 2010 was similarly a result of the retrospective application which added $12.2 million of incremental non-cash interest expense in addition to the previously reported interest expense of $51.9 million and also due to the elimination of interest on the $300.0 million 2% Convertible Debentures which were extinguished in March 2009. See Financing Transactions for further discussion of the Company’s outstanding debt.
During the third quarter and first nine months of fiscal 2010, the Company recognized $1.5 million and $3.6 million, respectively, in other income as compared with other expense of $8.4 million and $8.2 million in the third quarter and first nine months of fiscal 2009, respectively, which primarily related to the negative impacts of foreign currency exchange losses.
Gain on Sale of Assets
The Company recognized a gain on sale of assets totaling $3.2 million pre-tax, $2.0 million after-tax and $0.01 per share on a diluted basis during the third quarter of fiscal 2010. During the first nine months of fiscal 2010, the Company recognized a gain on sale of assets totaling $8.8 million pre-tax, $5.4 million after-tax and $0.03 per share on a diluted basis. The gain on sale of assets recognized in fiscal 2010 were a result of certain earn-out provisions associated with the prior sale of the Company’s equity investment in Calence LLC.
Income Tax Provision
During the third quarter of fiscal 2010, the Company recognized an effective tax rate of 26.9% on income before income taxes as compared with an effective tax rate of 38.9% in the third quarter of fiscal 2009. The current quarter effective tax rate was positively impacted by a net tax benefit of $2.3 million and $0.02 per share on a diluted basis related to adjustments for a prior year return and a benefit from a favorable income tax audit settlement partially offset by additional tax reserves for existing tax positions. The prior year third quarter effective tax rate was negatively impacted by $4.5 million, or $0.03 per share, of additional tax reserves for contingencies related to a prior acquisition, partially offset by a tax benefit for interest on a tax settlement. For the first nine months of fiscal 2010 and 2009, the Company’s effective tax rate was 30.0% and 2.6%, respectively. During the first nine months of fiscal 2009, the Company recognized a net tax benefit of $21.7 million, or $0.14 per share related to the release of tax reserves due to the settlement of certain tax audits in Europe and also recognized a tax benefit of $34.1 million related to the impairment charges as substantially all of the impairment charges were not tax deductible.
Net Income (Loss)
As a result of the operational performance and other factors described in the preceding sections of this MD&A, the Company’s consolidated net income for the third quarter of fiscal 2010 was $114.5 million, or $0.75 per share on a diluted basis, as compared with $15.8 million, or $0.10 per share for the third quarter of fiscal 2009. Net income for the first nine months of fiscal 2010 was $269.3 million, or $1.76 per share on a diluted basis, as compared with a net loss for the first nine months of fiscal 2009 of $1.10 billion, or $7.29 per share.

LIQUIDITY AND CAPITAL RESOURCES
Cash Flow
Cash Flow from Operating Activities
During the third quarter and first nine months of fiscal 2010, the Company utilized $63.4 million and $154.7 million of cash and cash equivalents from its operating activities as compared with cash generated from operating activities of $473.9 million and $788.1 million in the third quarter and first nine months of fiscal 2009. These results are comprised of: (1) cash flow generated from net income excluding non-cash and other reconciling items, which includes the add-back of depreciation and amortization, deferred income taxes, stock-based compensation and other non-cash items (primarily the provision for doubtful accounts and periodic pension costs) and (2) cash flow used for working capital, excluding cash and cash equivalents. Cash used for working capital during the third quarter of fiscal 2010 consisted of inventory growth of $83.6 million, a reduction in accounts payable of $169.5 million, a reduction in accrued expenses and other of $24.3 million, partially offset by a reduction in accounts receivable of $60.8 million. This increase in working capital was driven by the significant growth in sales which resulted in a year-over-year improvement in net days outstanding which decreased 15 days to 46 days.
In comparison, cash generated from working capital during the third quarter of fiscal 2009 was the result of $583.1 million reduction of receivables, a $197.4 million reduction in inventory; both of which were partially offset by payments on accounts payable ($374.3 million). During the first nine months of fiscal 2009, the Company generated $788.1 million in cash from operating activities while revenues were declining, primarily as a result of effective working capital management as working capital was reduced to align with the declining revenues.
Cash Flow from Financing Activities
The Company utilized cash of $26.2 million during the third quarter of fiscal 2010 primarily due to net repayments of bank credit facilities. For the first nine months of fiscal 2010, the Company received proceeds of $13.5 million primarily related bank credit facilities. During the third quarter and first nine months of fiscal 2009, the Company utilized cash of $320.1 million and $329.3 million, respectively, related to net repayments of notes and bank credit facilities. In March 2009, $298.1 million of the 2% Convertible Senior Debentures due March 15, 2034 (the “Debentures”) were put back to the Company. As a result of the substantial cash generation from operating activities during the third quarter of fiscal 2009, the Company used cash on hand to settle the $298.1 million of Debentures principal plus accrued interest.
Cash Flow from Investing Activities
The Company used $30.8 million and $36.4 million in the third quarter and first nine months of fiscal 2010, respectively, for acquisitions and investments. Also during the third quarter and first nine months of fiscal 2010, the Company received $3.2 million and $11.8 million, respectively, related to earn-out provisions from the prior sale of an equity method investment as well as the sale of a small cost method investment. The Company used $18.4 million and $42.9 million in the third quarter and first nine months of fiscal 2010, respectively, for capital expenditures related to building and leasehold improvements, system development costs, computer hardware and software.
The Company used $97.1 million and $309.9 million during the third quarter of fiscal 2009 and the first nine months of fiscal 2009, respectively, for acquisitions. Also, during the third quarter and first nine months of fiscal 2009, the Company utilized $39.7 million and $89.3 million, respectively, of cash for capital expenditures related to system development costs, computer hardware and software as well as expenditures related to warehouse construction costs.

Capital Structure and Contractual Obligations
The following table summarizes the Company’s capital structure as of the end of the third quarter of fiscal 2009 with a comparison to fiscal 2008 year-end:

	April 3,	% of Total	June 27,	% of Total
	2010	Capitalization	2009	Capitalization
	(Dollars in thousands)
Short-term debt	$55,088	1.4%	$23,294	0.6%
Long-term debt	937,518	23.3	946,573	25.4

Total debt	992,606	24.7	969,867	26.0
Shareholders’ equity	3,021,006	75.3	2,760,857	74.0

Total capitalization	$4,013,612	100.0	$3,730,724	100.0

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
Financing Transactions
The Company has a five-year $500.0 million unsecured revolving credit facility (the “Credit Agreement”) with a syndicate of banks which expires in September 2012. Under the terms of the Credit Agreement, the Company may elect from various interest rate options, currencies and maturities. As of the end of the third quarter of fiscal 2010, there were $85.3 million in borrowings outstanding under the Credit Agreement included in “long-term debt” in the consolidated financial statements. In addition, there were $2.0 million in letters of credit issued under the Credit Agreement which represent a utilization of the Credit Agreement capacity but are not recorded as borrowings in the consolidated balance sheet as the letters of credit are not debt. As of June 27, 2009, there were $86.6 million in borrowings outstanding and $1.5 million in letters of credit issued under the Credit Agreement.
The Company maintains an accounts receivable securitization program (the “Securitization Program”) with a group of financial institutions that allows the Company to sell, on a revolving basis, an undivided interest of up to $450.0 million in eligible receivables while retaining a subordinated interest in a portion of the receivables. The Securitization Program does not qualify for sale accounting and has a one year term that expires in August 2010. There were no borrowings outstanding under the Securitization Program at April 3, 2010 or June 27, 2009.
Notes outstanding at April 3, 2010 consisted of:
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
Covenants and Conditions
The Credit Agreement contains certain covenants with various limitations on debt incurrence, dividends, investments and capital expenditures and also includes financial covenants requiring the Company to maintain minimum interest coverage and leverage ratios, as defined. Management does not believe that the covenants in the Credit Agreement limit the Company’s ability to pursue its intended business strategy or future financing needs. The Company was in compliance with all covenants of the Credit Agreement as of April 3, 2010.

The Securitization Program requires the Company to maintain certain minimum interest coverage and leverage ratios as defined in the Credit Agreement in order to continue utilizing the Securitization Program. The Securitization Program also contains certain covenants relating to the quality of the receivables sold. If these conditions are not met, the Company may not be able to borrow any additional funds and the financial institutions may consider this an amortization event, as defined in the agreement, which would permit the financial institutions to liquidate the accounts receivables sold to cover any outstanding borrowings. Circumstances that could affect the Company’s ability to meet the required covenants and conditions of the Securitization Program include the Company’s ongoing profitability and various other economic, market and industry factors. Management does not believe that the covenants under the Securitization Program limit the Company’s ability to pursue its intended business strategy or future financing needs. The Company was in compliance with all covenants of the Securitization Program as of April 3, 2010.
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
Liquidity
The Company had total borrowing capacity of $950.0 million at April 3, 2010 under the Credit Agreement and the Securitization Program. There were $85.3 million in borrowings outstanding and $2.0 million in letters of credit issued under the Credit Agreement resulting in $862.7 million of net availability at the end of the third quarter. The Company also had $754.6 million of cash and cash equivalents at April 3, 2010.
The Company has no other significant financial commitments outside of normal debt and lease maturities discussed in Capital Structure and Contractual Obligations. However, as previously mentioned in this MD&A, the Company entered into a definitive agreement to acquire Bell in an all cash deal with a transaction value of approximately $594 million. The Company expects to utilize a combination of cash on hand and available borrowing capacity to fund the acquisition.
Management believes that Avnet’s borrowing capacity, its current cash availability and the Company’s expected ability to generate operating cash flows are sufficient to meet its projected financing needs. During periods of weakening demand in the electronic component and enterprise computer solutions industry, as was experienced in the prior fiscal year, the Company typically generates cash from operating activities; specifically, the Company generated $1.1 billion of cash from operating activities in fiscal 2009. Conversely, the Company is also more likely to use operating cash flows for working capital requirements during periods of higher growth. During the third quarter and first nine months of fiscal 2010, the Company utilized $63.4 million and $154.7 million, respectively, in cash from operations as sales grew significantly year over year. On a trailing twelve month basis, through the third quarter of fiscal 2010, the Company generated cash from operating activities of $175 million. As the Company continues to experience accelerated growth, management does not expect to continue to generate the same levels of cash from operating activities in fiscal 2010 as were generated in fiscal 2009.
The Company has been making and expects to continue to make strategic investments through acquisition activity to the extent the investments strengthen Avnet’s competitive position and meet management’s return on capital thresholds.
The following table highlights the Company’s liquidity and related ratios as of the end of the third quarter of fiscal 2010 with a comparison to the fiscal 2009 year-end:
COMPARATIVE ANALYSIS — LIQUIDITY
(Dollars in millions)

	April 3,	June 27,	Percentage
	2010	2009	Change
Current Assets	$5,994.7	$5,144.3	16.5%
Quick Assets	4,078.5	3,562.6	14.5
Current Liabilities	3,110.4	2,455.9	26.7
Working Capital(1)	2,884.3	2,688.4	7.3
Total Debt	992.6	969.9	2.3
Total Capital (total debt plus total shareholders’ equity)	4,013.6	3,730.7	7.6
Quick Ratio	1.3:1	1.5:1
Working Capital Ratio	1.9:1	2.1:1
Debt to Total Capital	24.7%	26.0%

(1)	This calculation of working capital is defined as current assets less current liabilities.

The Company’s quick assets (consisting of cash and cash equivalents and receivables) increased 14.5% from June 27, 2009 to April 3, 2010 primarily due to the accelerated revenue growth experienced since the prior fiscal year end. Current assets increased 16.5% primarily due to the accelerated revenue growth and the associated growth in receivables and inventory. Current liabilities increased 26.7% primarily due to the growth in accounts payable. As a result of the factors noted above, total working capital increased by 7.3% during the first nine months of fiscal 2010. Total debt increased 2.3% since the end of fiscal 2009 primarily due to additional borrowings on bank credit facilities. Total capital increased 7.6% since the end of fiscal 2009 and the debt to capital ratio was down slightly to 24.7% as compared with June 27, 2009.
Recently Issued Accounting Pronouncements
In June 2009, the Financial Accounting Standards Board (“FASB”) issued authoritative guidance which establishes the FASB Accounting Standards CodificationTM (“ASC”) as the single source of authoritative US GAAP, organized by topic, and creates a new referencing system to identify authoritative guidance such that references to SFAS, EITF, etc. will no longer be valid. The Codification does not create any new GAAP standards. In addition, the Securities and Exchange Commission (“SEC”) rules and releases will remain as sources of authoritative US GAAP for SEC registrants. The standard was effective for the Company’s first quarter of fiscal 2010 and did not have a material impact on the Company’s consolidated financial statements.
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
In April 2009, the FASB issued authoritative guidance which requires disclosure about fair value of financial instruments in interim financial statements in order to provide more timely information about the effects of current market conditions on financial instruments. The standard, which was effective beginning the Company’s first quarter of fiscal 2010, did not have a material impact on the Company’s consolidated financial statements.
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
In December 2007, the FASB issued authoritative guidance which establishes the requirements for how an acquirer recognizes and measures the identifiable assets acquired, the liabilities assumed, any non-controlling interest in the acquiree and the goodwill acquired. The standard requires acquisition costs be expensed instead of capitalized as was required under prior purchase accounting standards and also establishes disclosure requirements for business combinations. The standard, which was effective beginning in the Company’s first quarter of fiscal 2010, did not have a material impact on the Company’s consolidated statement of operations based upon the Company’s level of acquisition activity during the first nine months of fiscal 2010.
In December 2007, the FASB issued authoritative guidance which changes the accounting and reporting for minority interests, which are now termed “non-controlling interests.” The standard requires non-controlling interests to be presented as a separate component of equity and requires the amount of net income attributable to the parent and to the non-controlling interest to be separately identified on the consolidated statement of operations. The standard, which was effective for the Company’s first quarter of fiscal 2010, did not have a material impact on the Company’s consolidated financial statements as the Company does not currently have any material non-controlling interests.

In February 2008, the FASB issued authoritative guidance which delayed the effective date of the fair value measurement guidance for all non-financial assets and non-financial liabilities, except for items that are recognized or disclosed as fair value in the financial statements on a recurring basis (at least annually). The standard, which was effective for the Company’s first quarter of fiscal 2010, did not have a material impact on the Company’s consolidated financial statements.
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
See Liquidity and Capital Resources — Financing Transactions appearing in Item 2 of this Form 10-Q for further discussion of the Company’s financing facilities and capital structure. As of April 3, 2010, 86% of the Company’s debt bears interest at a fixed rate and 14% of the Company’s debt bears interest at variable rates. Therefore, a hypothetical 1.0% (100 basis point) increase in interest rates would result in a $0.3 million impact on income before income taxes in the Company’s consolidated statement of operations for the quarter ended April 3, 2010.

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
During the third quarter of fiscal 2010, there were no changes to the Company’s internal control over financial reporting (as defined in Rule 13a-15(f) of the Exchange Act) that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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
The discussion of Avnet’s business and operations should be read together with the risk factors contained in Item 1A of its 2009 Annual Report on Form 10-K, filed with the Securities and Exchange Commission, which describe various risks and uncertainties to which the Company is or may become subject. These risks and uncertainties have the potential to affect Avnet’s business, financial condition, results of operations, cash flows, strategies or prospects in a material and adverse manner. As of April 3, 2010, there have been no material changes to the risk factors set forth in the Company’s 2009 Annual Report on Form 10-K.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds
The following table includes the Company’s monthly purchases of common stock during the third quarter ended April 3, 2010:

				Maximum Number
				(or Approximate
			Total Number of	Dollar Value) of
			Shares Purchased as	Shares That May
	Total Number		Part of Publicly	Yet Be Purchased
	of Shares	Average Price	Announced Plans or	Under the Plans or
Period	Purchased	Paid per Share	Programs	Programs

January	3,900	$28.31	—	—

February	6,500	$27.74	—	—

March	5,100	$28.72	—	—
The purchases of Avnet common stock noted above were made on the open market to obtain shares for purchase under the Company’s Employee Stock Purchase Plan. None of these purchases were made pursuant to a publicly announced repurchase plan and the Company does not currently have a stock repurchase plan in place.

Item 6.	Exhibits

Exhibit
Number		Exhibit

31.1	*	Certification by Roy Vallee, Chief Executive Officer, under Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	*	Certification by Raymond Sadowski, Chief Financial Officer, under Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	**	Certification by Roy Vallee, Chief Executive Officer, under Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	**	Certification by Raymond Sadowski, Chief Financial Officer, under Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS	***	XBRL Instance Document.

101.SCH	***	XBRL Taxonomy Extension Schema Document.

101.CAL	***	XBRL Taxonomy Extension Calculation Linkbase Document.

101.LAB	***	XBRL Taxonomy Extension Label Linkbase Document.

101.PRE	***	XBRL Taxonomy Extension Presentation Linkbase Document.

*	Filed herewith.

**	Furnished herewith.

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
Date: April 30, 2010