Form 10-K
period 2010-07-03
AVNET INC
filed 2010-08-13
CIK 8858

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-K

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended July 3, 2010
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
Yes ☐     No ☑
The aggregate market value (approximate) of the registrant’s common equity held by non-affiliates based on the closing price of a share of the registrant’s common stock for New York Stock Exchange composite transactions on January 2, 2010 (the last business day of the registrant’s most recently completed second fiscal quarter) was $4,563,171,898.
As of July 31, 2010, the total number of shares outstanding of the registrant’s Common Stock was 151,847,470 shares, net of treasury shares.
DOCUMENTS INCORPORATED BY REFERENCE
Portions of the registrant’s definitive proxy statement (to be filed pursuant to Reg. 14A) relating to the Annual Meeting of Shareholders anticipated to be held on November 5, 2010 are incorporated herein by reference in Part III of this Report.

PART I
Item 1. Business
Avnet, Inc., incorporated in New York in 1955, together with its consolidated subsidiaries (the “Company” or “Avnet”), is one of the world’s largest industrial distributors, based on sales, of electronic components, enterprise computer and storage products and embedded subsystems. Avnet creates a vital link in the technology supply chain that connects more than 300 of the world’s leading electronic component and computer product manufacturers and software developers with a global customer base of more than 100,000 original equipment manufacturers (“OEMs”), electronic manufacturing services (“EMS”) providers, original design manufacturers (“ODMs”), and value-added resellers (“VARs”). Avnet distributes electronic components, computer products and software as received from its suppliers or with assembly or other value added by Avnet. Additionally, Avnet provides engineering design, materials management and logistics services, system integration and configuration, and supply chain services that can be customized to meet the requirements of both customers and suppliers.
Organizational Structure
Avnet has two primary operating groups — Electronics Marketing (“EM”) and Technology Solutions (“TS”). Both operating groups have operations in each of the three major economic regions of the world: the Americas; Europe, the Middle East and Africa (“EMEA”); and Asia/Pacific, consisting of Asia, Australia and New Zealand (“Asia” or “Asia/Pac”). Each operating group has its own management team led by a group president and includes regional presidents and senior executives within the operating group who manage the various functions within the businesses. Each operating group also has distinct financial reporting that is evaluated at the corporate level on which operating decisions and strategic planning for the Company as a whole are made. Divisions exist within each operating group that serve primarily as sales and marketing units to further streamline the sales and marketing efforts within each operating group and enhance each operating group’s ability to work with its customers and suppliers, generally along more specific product lines or geographies. However, each division relies heavily on the support services provided by the operating group as well as centralized support at the corporate level.
Avnet’s operating groups and their sales are as follows:

	Fiscal 2010	Percentage
Region	Sales	of Sales
	(Millions)
EM Americas	$3,434.6	17.9%
EM EMEA	3,651.1	19.0
EM Asia	3,881.1	20.3

Total EM	10,966.8	57.2

TS Americas	4,932.7	25.8
TS EMEA	2,297.2	12.0
TS Asia	963.5	5.0

Total TS	8,193.4	42.8

Total Avnet	$19,160.2	100.0%

A description of each operating group and its businesses is presented below. Further financial information by operating group and geography is provided in Note 16 to the consolidated financial statements appearing in Item 15 of this Report.
Electronics Marketing
EM markets and sells semiconductors and interconnect, passive and electromechanical devices (“IP&E”) and embedded products for more than 300 of the world’s leading electronic component manufacturers. EM markets and sells its products and services to a diverse customer base serving many end-markets including automotive, communications, computer hardware and peripheral, industrial and manufacturing, medical equipment, military and aerospace. EM also offers an array of value-added services that help customers evaluate, design-in and procure electronic components throughout the lifecycle of their technology products and systems. By working with EM from the design phase through new product introduction and throughout the product lifecycle, customers and suppliers can accelerate their time to market and realize cost efficiencies in both the design and manufacturing process.

EM Design Chain Services
EM Design Chain Services offers engineers a host of technical design solutions in support of the sales process of complex products and technologies. With access to a suite of design tools and engineering services from any point in the design cycle, customers can get product specifications along with evaluation kits and reference designs that enable a broad range of applications from concept through detailed design including new product introduction. EM also offers engineering and technical resources deployed globally to support product design, bill of materials development, design services and technical education and training. By utilizing EM’s Design Chain Services, customers can optimize their component selection and accelerate their time to market.
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
EM Sales and Marketing Divisions
Each of EM’s regions has sales and marketing divisions that generally focus on a specific customer segment, particular product lines or a specific geography. The divisions offer one of the industry’s broadest line cards and convenient one-stop shopping with an emphasis on responsiveness, engineering support, on-time delivery and quality. Certain specialty services are made available to the individual divisions through common support service units. Customers are further supported by a sophisticated e-commerce platform, Avnet Express, that includes a host of powerful functions such as parametric parts searches, bill of material optimization and parts cross-referencing. The site enables end-to-end online service from part and inventory searches, price checking and ordering to online payment. EM Americas addresses the needs of its customers and suppliers through focused channels to service small- to medium-sized customers, global customers, defense and aerospace customers and contract manufacturers. In EMEA, divisions, which are organized by semiconductors, IP&E products and supply chain services, address customers on both a pan-European and regional basis. EM EMEA does business in over 40 European countries, and over 10 countries in the Middle East and Africa. EM Asia goes to market with sales and marketing divisions within China, South Asia, Taiwan and Japan. All regions within EM provide the Design Chain Services and Supply Chain Services described above.
Technology Solutions
TS markets and sells mid- to high-end servers, data storage, software, and the services required to implement these products and solutions to the VAR channel. TS also focuses on the worldwide OEM market for computing technology, system integrators and non-PC OEMs that require embedded systems and solutions including engineering, product prototyping, integration and other value-added services. As a global solutions distributor, Avnet Technology Solutions collaborates with its customers and suppliers to create and deliver effective solutions that address the business challenges of their end-user customers locally and around the world. TS has dedicated sales and marketing divisions focused on specific customer segments including OEMs, independent software vendors, system builders, system integrators and VARs.

TS divisions fall within two primary product solutions groups around the globe:
Enterprise Solutions
With VARs as their customers, these businesses focus on the global value-added distribution of enterprise computing systems, software, storage, services and complex solutions from the world’s foremost technology manufacturers. TS Enterprise Solutions enables VARS to grow faster by helping them understand customers’ unique business requirements so that they can tailor a complete solution that spans supplier lines and delivers a higher return on investment. The Avnet Solutions PathTM programs are a combination of training, sales tools and on-going support that help partners quickly and cost effectively attain solution-selling expertise they can use to develop and deploy an array of data center solutions that address high-growth market segments. Avnet Solutions Path has practices dedicated to vertical markets such as health care and government as well as technology practices focused on virtualization, storage, networking and security and unified communications. These businesses also provide logistics, financial, marketing, sales and technical services, including engineering support, systems integration and configurations.
Embedded Solutions
These businesses provide technical design, integration and assembly to developers of application-specific computing solutions in the non-PC market, including OEMs targeting the medical, telecommunications, industrial and digital editing markets. They also provide the latest hard disk drives, microprocessor, motherboard and DRAM module technologies to manufacturers of general-purpose computers and system builders.
Foreign Operations
As noted in the operating group discussions, Avnet has significant operations in all three major economic regions of the world: the Americas, EMEA and Asia /Pacific. The percentage of Avnet’s consolidated sales by region is presented in the following table:

	Percentage of Sales for Fiscal Year
Region	2010	2009	2008

Americas	44%	47%	48%
EMEA	31	32	33
Asia/Pac	25	21	19

	100%	100%	100%

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
Acquisitions
Avnet has historically pursued a strategic acquisition program to grow its geographic and market coverage in world markets for electronic components and computer products and solutions. This program was a significant factor in Avnet becoming one of the largest industrial distributors of such products and services worldwide. Avnet expects to continue to pursue strategic acquisitions as part of its overall growth strategy, with its focus likely directed primarily at smaller targets in markets where the Company is seeking to expand its market presence, increase its scale and scope and/or increase its product or service offerings.
On July 6, 2010, subsequent to fiscal 2010, the Company completed its previously announced acquisition of Bell Microproducts Inc. (“Bell”), a value-added distributor of storage and computing technology providing integration and support services to OEMs, VARs, system builders and end users in the US, Canada, EMEA and Latin America. Bell operated both a distribution and single tier reseller business and generated sales of approximately $3.0 billion in calendar 2009, of which 42%, 41% and 17% was generated in North America, EMEA and Latin America, respectively. The consideration for the transaction consisted of $7.00 in cash per share of Bell common stock, which represented an equity value of approximately $252 million, including the accelerated vesting of, and payment in cash for, Bell equity awards of approximately $25 million (which will be expensed in the first quarter of fiscal 2011), and the assumption of approximately $323 million in net debt, thereby resulting in an aggregate transaction value of approximately $575 million. The transaction is expected to be immediately accretive to earnings excluding integration and transaction costs. The Company is integrating Bell into both the EM and TS operating groups and expects cost saving synergies of approximately $50 million to $60 million upon completion of the integration activities, which are anticipated to be completed by the end of fiscal 2011.

Also subsequent to fiscal year 2010, the Company completed its acquisition of Tallard, a value-added distributor of IT solutions in Latin America with annualized revenues of approximately $250 million, and completed a tender offer of Unidux, an electronics component distributor in Japan with annualized revenues of approximately $370 million.
Major Products
One of Avnet’s competitive strengths is the breadth and quality of the suppliers whose products it distributes. IBM products accounted for approximately 15%, 15% and 14% of the Company’s consolidated sales during fiscal 2010, 2009 and 2008, respectively, and was the only supplier from which sales of its products exceeded 10% of consolidated sales. Listed in the table below are the major product categories and the Company’s approximate sales of each during the past three fiscal years:

	Years Ended
	July 3,	June 27,	June 28,
	2010	2009	2008
	(Millions)

Semiconductors	$10,098.7	$8,324.0	$9,561.2
Computer products	7,302.8	6,393.4	6,925.5
Connectors	841.4	735.2	713.9
Passives, electromechanical and other	917.3	777.3	752.1

	$19,160.2	$16,229.9	$17,952.7

Competition & Markets
Avnet is one of the world’s largest industrial distributors, based on sales, of electronic components and computer products and services. The Company has more than 300 locations worldwide, as well as, a limited number of instances where Avnet-owned product is stored in customer facilities. Some of these locations contain sales, warehousing and administrative functions for multiple sales and marketing units.
The electronic components and computer products industries continue to be extremely competitive and are subject to rapid technological advances. The Company’s major competitors include Arrow Electronics, Inc., Future Electronics and World Peace Group. There are also certain smaller, specialized competitors who generally focus on narrower markets, products or particular sectors. As a result of these factors, Avnet must remain competitive in its pricing of goods and services.
Another key competitive factor in the electronic component and computer product distribution industry is the need to carry a sufficient amount of inventory to meet customers’ rapid delivery requirements. However, to minimize its exposure related to valuation of inventory on hand, the majority of the Company’s products are purchased pursuant to non-exclusive distributor agreements, which typically provide certain protections to the Company for product obsolescence and price erosion in the form of rights of return and price protection. Furthermore, these agreements are generally cancelable upon 30 to 180 days’ notice and, in most cases, provide for inventory return privileges upon cancellation. In addition, the Company enhances its competitive position by offering a variety of value-added services which entail the performance of services and/or processes tailored to individual customer specifications and business needs such as point of use replenishment, testing, assembly, supply chain management and materials management.
Another competitive advantage is the size of the supplier base. Because of the number of Avnet’s suppliers, many customers can simplify their procurement process and make all of their required purchases from Avnet, rather than purchasing from several different vendors.

Seasonality
Historically, Avnet’s business has not been materially impacted by seasonality, with the exception of a relatively minor impact on consolidated results from the growth in revenues in the Technology Solutions business during the December quarter primarily driven by the fiscal year end of a key supplier.
Number of Employees
At July 3, 2010, Avnet had approximately 14,200 employees.
Available Information
The Company files its annual report on Form 10-K, quarterly reports on Form 10Q, current reports on Form 8-K, proxy statements and other documents with the US Securities and Exchange Commission (“SEC”) under the Securities Exchange Act of 1934. A copy of any document the Company files with the SEC is available for review at the SEC’s public reference room, 100 F Street, N.E., Washington, D.C. 20549. The public may obtain information on the public reference room by calling the SEC at 1-800-SEC-0330. The Company’s SEC filings are also available to the public on the SEC’s website at http://www.sec.gov and through the New York Stock Exchange (“NYSE”), 20 Broad Street, New York, New York 10005, on which the Company’s common stock is listed.
A copy of any of the Company’s filings with the SEC, or any of the agreements or other documents that constitute exhibits to those filings, can be obtained by request directed to the Company at the following address and telephone number:
Avnet, Inc.
2211 South 47th Street
Phoenix, Arizona 85034
(480) 643-2000
Attention: Corporate Secretary
The Company also makes these filings available, free of charge, through its website (see “Avnet Website” below).
Avnet Website
In addition to the information about Avnet contained in this Report, extensive information about the Company can be found at www.avnet.com, including information about its management team, products and services and corporate governance practices.
The corporate governance information on the website includes the Company’s Corporate Governance Guidelines, the Code of Conduct and the charters for each of the committees of Avnet’s Board of Directors. In addition, amendments to the Code of Conduct, committee charters and waivers granted to directors and executive officers under the Code of Conduct, if any, will be posted in this area of the website. These documents can be accessed at www.avnet.com under the “Investor Relations — Corporate Governance” caption. Printed versions of the Corporate Governance Guidelines, Code of Conduct and charters of the Board committees can be obtained, free of charge, by writing to the Company at the address listed above in “Available Information”.
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
Uncertainties in the current global economic recovery make it very difficult to forecast with a great deal of confidence the overall supply and demand throughout the IT supply chain.
The recent financial- and credit-induced global economic downturn had significant negative impact on the Company’s financial results as Avnet experienced a rapid decline in end-market demand during the later part of fiscal 2008 and during fiscal 2009, first in its Technology Solutions operating group and then in its Electronics Marketing operating group. The Company’s operating results over the past three quarters would suggest that the business has experienced a significant recovery, much faster than had been expected. However, there can be no assurance that the recovery to date will continue at the current pace or at all; nor can there be any assurance that such economic volatility experienced over the past two years will not reoccur or continue.
The electronics component and computer industries are highly competitive and if the Company fails to compete effectively, its revenues may decline.
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
The size of the Company’s competitors vary across market sectors, as do the resources the Company has allocated to the sectors and geographic areas in which it does business. Therefore, some of the competitors may have greater financial, personnel, capacity and other resources or a more extensive customer base than the Company has in one or more of its market sectors and geographic areas.
An industry down-cycle in semiconductors could significantly affect the Company’s operating results as a large portion of revenues comes from sales of semiconductors, which is a highly cyclical industry.
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
One of the Company’s competitive strengths is the breadth and quality of the suppliers whose products the Company distributes. However, sales of products and services from one of the Company’s suppliers, IBM, accounted for approximately 15% of the Company’s consolidated sales in fiscal year 2010. Management expects IBM products and services to continue to account for roughly a similar percentage of the Company’s consolidated sales in fiscal year 2011. The Company’s contracts with its suppliers, including those with IBM, vary in duration and are generally terminable by either party at will upon notice. To the extent IBM or other primary suppliers significantly reduce their volume of business with the Company in the future, the Company’s business and relationships with its customers could be materially and adversely affected because its customers depend on the Company’s distribution of electronic components and computer products from the industry’s leading suppliers. In addition, to the extent that any of the Company’s key suppliers modify the terms of their contracts including, without limitation, the terms regarding price protection, rights of return, rebates or other terms that protect the Company’s gross margins, it could materially and adversely affect the Company’s results of operations, financial condition or liquidity.

Declines in the value of the Company’s inventory or unexpected order cancellations by the Company’s customers could materially and adversely affect its business, results of operations, financial condition and liquidity.
The electronic components and computer products industries are subject to rapid technological change, new and enhanced products and evolving industry standards, which can contribute to a decline in value or obsolescence of inventory. During an industry or general economic downturn, it is possible that prices will decline due to an oversupply of products and, as a result of the price declines, there may be greater risk of declines in inventory value. Although it is the policy of many of the Company’s suppliers to offer distributors like Avnet certain protections from the loss in value of inventory (such as price protection and limited rights of return), the Company cannot be assured that such policies will fully compensate for the loss in value, or that the vendors will choose to, or be able to, honor such agreements, some of which are not documented and, therefore, subject to the discretion of the vendor. In addition, the Company’s sales are typically made pursuant to individual purchase orders, and the Company generally does not have long-term supply arrangements with its customers. Generally, the Company’s customers may cancel orders 30 days prior to shipment with minimal penalties. The Company cannot be assured that unforeseen new product developments, declines in the value of the Company’s inventory or unforeseen order cancellations by its customers will not materially and adversely affect the Company’s business, results of operations, financial condition or liquidity.
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
The Company’s non-US locations represent a significant and growing portion of its revenue, and consequently, the Company is increasingly exposed to risks associated with operating internationally.
During fiscal year 2010, 2009 and 2008, approximately 56%, 53% and 52%, respectively, of the Company’s sales came from its operations outside the United States. As a result of the Company’s foreign sales and locations, in particular those in emerging and developing economies, the Company’s operations are subject to a variety of risks that are specific to international operations, including, but not limited to, the following:
•	potential restrictions on the Company’s ability to repatriate funds from its foreign subsidiaries;

•	foreign currency fluctuations and the impact on the Company’s reported results of operations;

•	import and export duties and value-added taxes;

•
compliance with foreign and domestic import and export regulations and anti-corruption laws, the failure of which could result in severe penalties including monetary fines, criminal proceedings and suspension of export privileges;

•	changing tax laws and regulations;

•	regulatory requirements and prohibitions that differ between jurisdictions;

•	political instability, terrorism and potential military conflicts;

•	differing employment practices and labor issues; and

•	the risk of non-compliance with local laws.
The potential criminal penalties for violations of export regulations and anti-corruption laws, particularly the US Foreign Corrupt Practices Act, data privacy laws and environmental laws and regulations in many jurisdictions, create heightened risks for the Company’s international operations. In the event that a governing regulatory body determined that the Company had violated applicable export regulations or anti-corruption laws, the Company could be fined significant sums, incur sizable legal defense costs and/or its export capabilities could be restricted, which could have a material and adverse effect on the Company’s business. While the Company has and will continue to adopt measures designed to ensure compliance with these laws, the Company cannot be assured that such measures will be adequate or that its business will not be materially and adversely impacted in the event of an alleged violation.
The Company’s acquisition strategy may not produce the expected benefits, which may adversely affect the Company’s results of operations.
Avnet historically has pursued a strategic acquisition program to grow its global business for electronic and computer products thereby enabling Avnet to solidify and maintain its leadership position in the marketplace. Risks and uncertainties are inherent in the merger and acquisition process in that such activities may, among other things, divert management’s attention from existing business operations. In addition, the Company may not be successful in integrating the acquired businesses or the integration may be more difficult, costly or time-consuming than anticipated. Consequently, the Company may experience disruptions that could, depending on the size of the acquisition, have a material adverse effect on its business, especially where an acquisition target may have pre-existing non-compliance or pre-existing deficiencies or material weaknesses as those terms are defined under relevant SEC rules and regulations. Furthermore, the Company may not realize all of the anticipated benefits from its acquisitions, which could materially and adversely affect the Company’s financial performance.
If the Company fails to maintain effective internal controls, it may not be able to report its financial results accurately or timely or detect fraud, which could have a material adverse effect on the Company’s business or stock price.
Effective internal controls are necessary for the Company to provide reasonable assurance with respect to its financial reports and to effectively prevent fraud. If the Company cannot provide reasonable assurance with respect to its financial reports and effectively prevent fraud, its brand and operating results could be harmed. Pursuant to the Sarbanes-Oxley Act of 2002, the Company is required to furnish a report by management on internal control over financial reporting, including management’s assessment of the effectiveness of such control. Internal control over financial reporting may not prevent or detect misstatements because of its inherent limitations, including the possibility of human error, the circumvention or overriding of controls, or fraud. Therefore, even effective internal controls cannot provide absolute assurance with respect to the preparation and fair presentation of financial statements. In addition, projections of any evaluation of effectiveness of internal control over financial reporting to future periods are subject to the risk that the control may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate. If the Company fails to maintain the adequacy of its internal controls, including any failure to implement required new or improved controls, or if the Company experiences difficulties in their implementation, the Company’s business and operating results could be harmed, and the Company could fail to meet its reporting obligations, which could have a material adverse effect on its business and the market price of the Company’s securities.
If the Company’s internal information systems fail to function properly, or if the Company is unsuccessful in the integration or upgrade of information systems, its business operations could suffer.
The Company’s expanding operations put increasing pressure on the Company’s information systems to produce timely, accurate and reliable reports on financial and operational results. Currently, the Company’s global operations are tracked with multiple information systems, some of which are subject to on-going IT projects designed to streamline or optimize its global information systems. There is no guarantee that the Company will be successful at all times in these efforts or that there will not be integration difficulties that will adversely affect the Company’s operations or the accurate and timely recording and reporting of financial data. In addition, these systems are subject to computer hacking or other general system failure. Maintaining and operating these systems requires continuous investments. Failure of any of these information systems or material difficulties in upgrading these information systems could have material adverse effects on the Company’s business and its compliance with reporting obligations under federal securities laws.

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
The Company may need to satisfy its cash needs through external financing. However, external financing may not be available on acceptable terms or at all. As of July 3, 2010, Avnet had total debt outstanding of $1,280.2 million under various notes and committed and uncommitted lines of credit with financial institutions. The Company needs cash to make interest payments on, and to refinance, this indebtedness and for general corporate purposes, such as funding its ongoing working capital and capital expenditure needs. Under the terms of any external financing, the Company may incur higher than expected financing expenses and become subject to additional restrictions and covenants. Any material increase in the Company’s financing costs could have a material adverse effect on its profitability.
Under some of its credit facilities, the Company is required to maintain certain specified financial ratios and meet certain tests. If the Company fails to meet these financial ratios and tests, it may be unable to continue to utilize these facilities. If the Company could not continue to utilize these facilities, it may not have sufficient cash available to make interest payments on and refinance indebtedness and for general corporate needs.
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

In addition to the specific factors described above, general economic or business conditions, domestic and foreign, may be less favorable than management expected and, if such conditions persist for a sustained period of time, could eventually adversely impact the Company’s sales or its ability to collect receivables from some of its customers.
Item 1B. Unresolved Staff Comments
Not applicable.
Item 2. Properties
The Company owns and leases approximately 1,259,000 and 4,128,000 square feet of space, respectively, of which approximately 38% is located in the United States. The following table summarizes certain of the Company’s key facilities.

	Sq.	Leased or
Location	Footage	Owned	Primary Use

Poing, Germany	429,000	Leased	EM warehousing, value-added operations and offices
Chandler, Arizona	399,000	Owned	EM warehousing and value-added operations
Tongeren, Belgium	388,000	Owned	EM and TS warehousing and value-added operations
Chandler, Arizona	231,000	Leased	TS warehousing, integration and value-added operations
Tsuen Wan, Hong Kong	181,000	Leased	EM warehousing and value-added operations
Phoenix, Arizona	176,000	Leased	Corporate and EM headquarters
Tempe, Arizona	132,000	Leased	TS headquarters
Nogales, Mexico	124,000	Leased	EM warehousing and value-added operations
Item 3. Legal Proceedings
As a result primarily of certain former manufacturing operations, Avnet has incurred and may have future liability under various federal, state and local environmental laws and regulations, including those governing pollution and exposure to, and the handling, storage and disposal of, hazardous substances. For example, under the Comprehensive Environmental Response, Compensation and Liability Act of 1980, as amended (“CERCLA”) and similar state laws, Avnet is and may be liable for the costs of cleaning up environmental contamination on or from certain of its formerly occupied properties, and at off-site locations where the Company disposed of wastes in the past. Such laws may impose joint and several liabilities. Typically, however, the costs for cleanup at such sites are allocated among potentially responsible parties based upon each party’s relative contribution to the contamination, and other factors.
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
The Company’s common stock is listed on the New York Stock Exchange under the symbol AVT. Quarterly high and low sales closing prices (as reported for the New York Stock Exchange composite transactions) for the last two fiscal years were:

	2010		2009
Fiscal Quarters	High	Low	High	Low

1st	$27.33	$20.31	$31.00	$24.20
2nd	30.42	23.67	24.63	12.10
3rd	30.53	26.35	20.93	15.40
4th	33.49	23.93	23.51	17.22
The Company has not paid dividends since fiscal 2002 and does not currently contemplate any future dividend payments.
Record Holders
As of July 31, 2010, there were 3,261 registered holders of record of Avnet’s common stock.
Equity Compensation Plan Information as of July 3, 2010

Number of Securities
	Number of Securities			Remaining Available for
	to be Issued Upon		Weighted-Average	Future Issuance Under Equity
	Exercise of		Exercise Price of	Compensation Plans
	Outstanding Options,		Outstanding Options,	(Excluding Securities
Plan Category	Warrants and Rights		Warrants and Rights	Reflected in Column (a))
	(a)		(b)	(c)
Equity compensation plans approved by security holders	5,418,187	(1)	$21.06	1,234,954	(2)

(1)
Includes 3,530,118 shares subject to options outstanding and 1,258,054 stock incentive shares and 630,015 performance shares awarded but not yet delivered. Included in the performance shares is the number of shares anticipated to be issued in the first quarter of fiscal 2011 relating to the level of achievement reached under the 2008 performance share program which ended July 3, 2010 (see Note 12 in the Notes to Consolidated Financial Statements included in Item 15 of this Report).

(2)	Does not include 121,036 shares available for future issuance under the Employee Stock Purchase Plan, which is a non-compensatory plan.

Stock Performance Graphs and Cumulative Total Returns
The graph below compares the cumulative 5-year total return of holders of Avnet, Inc.’s common stock with the cumulative total returns of the S&P 500 index and Avnet’s peer companies in the electronics distribution industry. The graph tracks the performance of a $100 investment in Avnet’s common stock, in the peer group, and the index (with the reinvestment of all dividends) from July 2, 2005 to July 3, 2010. The companies comprising the peer group that Avnet has historically used are: Arrow Electronics, Inc., Bell Microproducts, Inc., Ingram Micro, Inc., Jaco Electronics, Inc., Nu Horizons Electronics Corp. and Tech Data Corp. Jaco Electronics, Inc. has filed notice to terminate its registration with the SEC and, therefore, is not included in the graph below.
COMPARISON OF 5 YEAR CUMULATIVE TOTAL RETURN*
Among Avnet, Inc., the S&P 500 Index
and Peer Group

*	$ 100 invested on 7/2/05 in stock or 6/30/05 in index, including reinvestment of dividends. Index calculated on month-end basis.

Copyright© 2010 S&P, a division of The McGraw-Hill Companies Inc. All rights reserved.

	07/2/05	07/1/06	06/30/07	06/28/08	06/27/09	07/3/10

Avnet, Inc.	100.00	88.15	174.55	121.31	94.76	105.59
S&P 500	100.00	108.63	131.00	113.81	83.98	96.09
Peer Group	100.00	112.55	130.03	104.28	88.75	89.52
The stock price performance included in this graph is not necessarily indicative of future stock price performance. The Company does not make or endorse any predictions as to future stock performance. The performance graph is furnished solely to accompany this Report pursuant to item 201(e) of Regulation S-R, and is not being filed for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, and is not to be incorporated by reference into any filing of the Company, whether made before or after the date hereof, regardless of any general incorporation language in such filing.

Issuer Purchases of Equity Securities
The following table presents the Company’s monthly purchases of common stock during the fourth quarter of fiscal 2010:

				Maximum Number (or
			Total Number of	Approximate Dollar
	Total		Shares Purchased as	Value) of Shares That
	Number of		Part of Publicly	may yet be Purchased
	Shares	Average Price	Announced Plans or	Under the Plans or
Period	Purchased	Paid per Share	Programs	Programs
April	4,700	$30.76	—	—
May	7,100	$28.89	—	—
June	4,900	$27.76	—	—
The purchases of Avnet common stock noted above were made on the open market to obtain shares for purchase under the Company’s Employee Stock Purchase Plan.
Item 6. Selected Financial Data

	Years Ended
	July 3,		June 27,		June 28,		June 30,		July 1,
	2010		2009 (a)		2008 (a)		2007 (a)		2006 (a)
	(Millions, except for per share and ratio data)
Income:
Sales	$19,160.2		$16,229.9		$17,952.7		$15,681.1		$14,253.6
Gross profit	2,280.2		2,023.0		2,313.7		2,048.6		1,839.0	(f)
Operating income (loss)	635.6	(b)	(1,019.0	)(c)	710.8	(d)	678.7	(e)	433.5	(f)
Income tax provision	174.7	(b)	34.7	(c)	203.8	(d)	187.9	(e)	106.3	(f)
Net income (loss)	410.4	(b)	(1,129.7	)(c)	489.6	(d)	384.4	(e)	196.5	(f)
Financial Position:
Working capital (g)	3,190.6		2,688.4		3,191.3		2,711.2		2,028.1
Total assets	7,782.4		6,273.5		8,195.2		7,343.7		6,198.2
Long-term debt	1,243.7		946.6		1,169.3		1,127.9		875.9
Shareholders’ equity	3,009.1		2,760.9		4,141.9		3,417.4		2,856.6
Per Share:
Basic earnings (loss)	2.71	(b)	(7.49	)(c)	3.26	(d)	2.60	(e)	1.35	(f)
Diluted earnings (loss)	2.68	(b)	(7.49	)(c)	3.21	(d)	2.57	(e)	1.34	(f)
Book value	19.81		18.27		27.54		22.80		19.48
Ratios:
Operating income (loss) margin on sales	3.3	%(b)	(6.3	)%(c)	4.0	%(d)	4.3	%(e)	3.0	%(f)
Net income (loss) margin on sales	2.1	%(b)	(7.0	)%(c)	2.7	%(d)	2.5	%(e)	1.4	%(f)
Return on capital	14.0	%(b)	(26.6	)%(c)	11.0	%(d)	11.2	%(e)	7.7	%(f)
Quick	1.4:1		1.5:1		1.4:1		1.3:1		1.1:1
Working capital	1.9:1		2.1:1		2.1:1		2.0:1		1.8:1
Total debt to capital	29.8%		26.0%		22.7%		25.7%		29.4%

(a)
As adjusted for the retrospective application of an accounting standard. The Financial Accounting Standards Board issued authoritative guidance which requires the issuer of certain convertible debt instruments that may be settled in cash (or other assets) on conversion to separately account for the debt and equity (conversion option) components of the instrument. The standard requires the convertible debt to be recognized at the present value of its cash flows discounted using the non-convertible debt borrowing rate at the date of issuance. The resulting debt discount from this present value calculation is to be recognized as the value of the equity component and recorded to additional paid in capital. The discounted convertible debt is then required to be accreted up to its face value and recorded as non-cash interest expense over the expected life of the convertible debt. In addition, deferred financing costs associated with the convertible debt are required to be allocated between the debt and equity components based upon relative values. During the first quarter of fiscal 2010, the Company adopted this standard, however, there was no impact to the fiscal 2010 consolidated financial statements because the Company’s $300.0 million 2% Convertible Senior Debentures, to which this standard applies, were extinguished in fiscal 2009. Due to the required retrospective application of this standard to prior periods, the Company adjusted the prior period comparative consolidated financial statements. The following table summarizes the adjustments to increase (decrease) previously reported balances.

	Fiscal Year Ended
	June 27,	June 28,	June 30,	July 1,
Adjustments—increase (decrease)	2009	2008	2007	2006
	(in millions, except per share data)
Selling, general and adminstrative expenses	$(0.3)	$(0.4)	$(0.4)	$(0.4)
Interest expense	12.2	15.9	14.8	13.7
Income tax provision	(4.6)	(6.0)	(5.7)	(5.3)
Net income	(7.3)	(9.5)	(8.7)	(8.0)
Basic EPS	$(0.05)	$(0.06)	$(0.05)	$(0.05)
Diluted EPS	$(0.05)	$(0.06)	$(0.06)	$(0.05)

Prepaid and other current assets	$—	$(0.3)	$(0.7)	$(1.1)
Other assets	—	(4.6)	(10.7)	(16.4)
Long term debt	—	(12.2)	(28.1)	(42.9)
Shareholders’ equity	$—	$7.3	$16.8	$25.4

(b)
Includes the impact of restructuring, integration and other items which totaled $25.4 million pre-tax, $18.8 million after tax and $0.12 per share on a diluted basis and includes gain on sale of assets which totaled $8.8 million pre-tax, $5.4 million after tax and $0.03 per share on a diluted basis (see Note 18 in the Notes to the Consolidated Financial Statements contained in Item 15 of this Report for further discussion of these items).

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

(d)
Includes the impact of restructuring, integration and other items, gain on sale of assets and other items which totaled to a gain of $11.0 million pre-tax, $14.7 million after tax and $0.09 per share on a diluted basis.

(e)
Includes the impact of restructuring, integration and other items, gain on sale of assets, debt extinguishment costs and other items which amounted to charges of $31.7 million pre-tax, $20.0 million after tax and $0.13 per share on a diluted basis.

(f)
Includes the impact of restructuring, integration and other items recorded during fiscal 2006, including inventory writedowns for terminated lines (recorded in cost of sales) in connection with an acquisition. These combined charges amounted to $69.9 million pre-tax (including $9.0 million recorded in cost of sales), $49.9 million after tax and $0.34 per share on a diluted basis. Fiscal 2006 results also include a loss on the sale of business lines of $2.6 million pre-tax, $7.1 million after tax and $0.05 per share on a diluted basis. The Company also recognized debt extinguishment costs of $22.6 million pre-tax, $13.6 million after tax and $0.09 per share on a diluted basis. The Company also incurred incremental amortization expense associated with amortizable intangible assets recorded in fiscal 2006 as a result of an acquisition which amounted to $4.2 million pre-tax, $2.7 million after tax and $0.02 per share on a diluted basis. The total impact of these charges amounted to $115.9 million pre-tax, $83.9 million after tax and $0.57 per share on a diluted basis.

(g)	This calculation of working capital is defined as current assets less current liabilities.

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations
For an understanding of Avnet and the significant factors that influenced the Company’s performance during the past three fiscal years, the following discussion should be read in conjunction with the description of the business appearing in Item 1 of this Report and the consolidated financial statements, including the related notes, and other information appearing in Item 15 of this Report. The Company operates on a “52/53 week” fiscal year. Fiscal 2010 contained 53 weeks while fiscal 2009 and 2008 both contained 52 weeks. This extra week, which occurred in the first quarter of fiscal 2010, impacts the year-over-year analysis in this MD&A.
There are references to the impact of foreign currency translation in the discussion of the Company’s results of operations. Results for the full fiscal year 2010 were not significantly impacted by the movement of foreign currency exchanges rates as, for example, the US Dollar weakened against the Euro by approximately 1% during fiscal 2010. Fluctuations during the quarters of fiscal 2010 had a more pronounced impact on the Company’s comparative results as described in the Company’s Form 10-Q’s filed with the SEC. When comparing fiscal 2009 with 2008, the exchange rates between the US Dollar and many foreign currencies, especially the Euro, fluctuated significantly. For example, the US Dollar strengthened against the Euro by approximately 6% when comparing fiscal 2009 with fiscal 2008. When the stronger US Dollar exchange rates of the current year are used to translate the results of operations of Avnet’s subsidiaries denominated in foreign currencies, the resulting impact is a decrease in US Dollars of reported results as compared with the prior period. When the US Dollar weakens, the resulting impact is an increase in US Dollars of reported results as compared with the prior period. In the discussion that follows, this is referred to as the “translation impact of changes in foreign currency exchange rates.”
In addition to disclosing financial results that are determined in accordance with US generally accepted accounting principles (“GAAP”), the Company also discloses certain non-GAAP financial information, such as:
•	Income or expense items as adjusted for the translation impact of changes in foreign currency exchange rates, as discussed above.

•
Sales adjusted for the impact of acquisitions by adjusting Avnet’s prior periods to include the sales generated by businesses acquired as if the acquisitions had occurred at the beginning of the period presented and, in the discussion that follows, the sales adjusted for acquisitions is referred to as “pro forma sales” or “organic sales.”

•
Operating income excluding restructuring, integration and other charges incurred in fiscal 2010, 2009 and 2008 as well as the non-cash goodwill and intangible asset impairment charges recognized during fiscal 2009. The impact of these items is presented in the following table:

	Operating	Pre-tax Income	Net Income	Diluted
	Income (Loss)	(Loss)	(Loss)	EPS
	$ in thousands, except per share data
Fiscal 2010
GAAP operating income	$635,600	$585,083	$410,370	$2.68
Restructuring, integration and other	25,419	25,419	18,789	0.12

Adjusted operating income.	$661,019	$610,502	$429,159	$2.80

Fiscal 2009
GAAP operating loss.	$(1,018,998)	$(1,094,968)	$(1,129,712)	$(7.49)
Impairment charges	1,411,127	1,411,127	1,376,983	9.13
Restructuring, integration and other	99,342	99,342	65,310	0.43

Adjusted operating income.	$491,471	$415,501	$312,581	$2.07

Fiscal 2008
GAAP operating income	$710,771	$693,404	$489,578	$3.21
Restructuring, integration and other	38,942	38,942	31,469	0.21

Adjusted operating income.	$749,713	$732,346	$521,047	$3.42

Management believes that providing this additional information is useful to the reader to better assess and understand operating performance, especially when comparing results with previous periods or forecasting performance for future periods. Furthermore, management typically monitors the business both including and excluding these items and uses these non-GAAP measures to establish operational goals and, in some cases, for measuring performance for compensation purposes. However, analysis of results and outlook on a non-GAAP basis should be used as a complement to, and in conjunction with, data presented in accordance with GAAP.
Results of Operations
Executive Summary
Fiscal 2010 financial results exceeded management’s expectations as the technology markets continued to recover from the recession, which began in fiscal 2009 and continued into the first quarter of fiscal 2010. Beginning in the second quarter of fiscal 2010, the Company experienced double digit year-over-year revenue growth in each quarter and ended the fiscal year with record revenue of $19.16 billion, an increase in revenue of 18% over fiscal 2009. Both operating groups contributed to the significant growth as organic revenue increased over 15% year over year. In addition, due to the Company’s 52/53 week fiscal calendar, fiscal 2010 included an extra week when compared with fiscal 2009, which management estimates added approximately $400 million in sales.
Although gross profit margin has continued to improve sequentially in the last three quarters of fiscal 2010, it still declined 56 basis points year over year to 11.9%. The year-over-year decline was partially due to business mix and the negative economic environment as all three regions in both operating groups experienced declines, in particular in EM EMEA and TS Asia. Operating income increased significantly over the prior year to $635.6 million. The Company reported an operating loss of over $1 billion in fiscal 2009, as a result of the impairment of goodwill and intangible assets. The Company also recognized restructuring, integration and other charges in both fiscal 2010 and 2009. Excluding the impairment and restructuring, integration and other charges, operating income margin increased 42 basis points year over year. The improvement in operating income margin was primarily the result of effective cost management, including the impact of cost reduction actions taken during fiscal 2009 for which the full benefit was realized during fiscal 2010, as sales increased 18.1% year over year as compared with only a 5.7% increase in selling, general and administrative expenses.
Management continues to focus on managing working capital velocity, defined as annual sales (or quarterly sales annualized when calculating the velocity for a quarter) divided by the sum of the monthly average of receivables plus inventory less accounts payable). This focus resulted in working capital velocity improving to a record 7.8 times in fiscal 2010. As a result, the Company used only $30 million in cash from operations in fiscal 2010 to fund the 18% growth in revenue.
Subsequent to fiscal 2010, the Company completed its previously announced acquisition of Bell Microproducts Inc. (“Bell”), a value-added distributor of storage and computing technology providing integration and support services to OEMs, VARs, system builders and end users in the US, Canada, EMEA and Latin America. Bell operated both a distribution and single tier reseller business and generated sales of approximately $3.0 billion in calendar 2009, of which 42%, 41% and 17% was generated in North America, EMEA and Latin America, respectively. The consideration for the transaction consisted of $7.00 in cash per share of Bell common stock, which represented an equity value of approximately $252 million, including the accelerated vesting of, and payment in cash for, Bell equity awards of approximately $25 million (which will be expensed in the first quarter of fiscal 2011), and the assumption of approximately $323 million in net debt, thereby resulting in an aggregate transaction value of approximately $575 million. The transaction is expected to be immediately accretive to future earnings excluding integration and transaction costs. The Company is integrating Bell into both the EM and TS operating groups and expects cost saving synergies of approximately $50 million to $60 million upon completion of the integration activities, which are anticipated to be completed by the end of fiscal 2011.
Also subsequent to fiscal year 2010, the Company completed it acquisition of Tallard, a value-added distributor of IT solutions in Latin America with annualized revenues of approximately $250 million, and also completed a tender offer for Unidux, an electronics component distributor in Japan with annualized revenues of approximately $370 million.

Sales
The table below provides a year-over-year summary of sales for the Company and its operating groups:
Three-Year Analysis of Sales: By Operating Group and Geography

	Years Ended						Percent Change
	July 3,	% of	June 27,	% of	June 28,	% of	2010 to	2009 to
	2010	Total	2009	Total	2008	Total	2009	2008
	(Dollars in millions)

Sales by Operating Group:
EM Americas	$3,434.6	17.9%	$3,288.3	20.3%	$3,771.9	21.0%	4.5%	(12.8)%
EM EMEA	3,651.1	19.0	3,026.5	18.6	3,631.8	20.2	20.6	(16.7)
EM Asia	3,881.1	20.3	2,878.0	17.7	2,923.1	16.3	34.9	(1.6)

Total EM	10,966.8	57.2	9,192.8	56.6	10,326.8	57.5	19.3	(11.0)

TS Americas	4,932.7	25.8	4,283.9	26.4	4,806.6	26.8	15.2	(10.9)
TS EMEA	2,297.2	12.0	2,241.9	13.8	2,327.0	13.0	2.5	(3.7)
TS Asia	963.5	5.0	511.3	3.2	492.3	2.7	88.4	3.9

Total TS	8,193.4	42.8	7,037.1	43.4	7,625.9	42.5	16.4	(7.7)

Total Avnet, Inc.	$19,160.2		$16,229.9		$17,952.7		18.1%	(9.6)%

Sales by Geographic Area:
Americas	$8,367.3	43.7%	$7,572.2	46.7%	$8,578.5	47.8%	10.5%	(11.7)%
EMEA	5,948.3	31.0	5,268.4	32.4	5,958.8	33.2	12.9	(11.6)
Asia/Pacific	4,844.6	25.3	3,389.3	20.9	3,415.4	19.0	42.9	(0.8)

	$19,160.2		$16,229.9		$17,952.7

Items Impacting Year-over-Year Sales Comparisons
During the past three fiscal years, the Company acquired several businesses impacting both operating groups, as presented in the following table. To facilitate easier and more meaningful year-over-year comparisons, the discussions that follow include sales on a pro forma basis as well as on a reported basis.

		Approximate
		Annualized	Acquisition
Acquired Business	Group & Region	Revenues (1)	Date
	(in millions)
Fiscal 2010
Servodata HP Division	TS EMEA	$20	04/08/10
PT Datamation Purwana Utama / PT Mitra Bisinfo Utama	TS Asia/Pac	90	04/05/10
Sunshine Joint Stock Company	TS Asia/Pac	30	11/30/09
Vanda Group	TS Asia/Pac	30	10/06/09
Fiscal 2009
Abacus Group plc	EM EMEA	$400	01/20/09
Nippon Denso Industry Co., Ltd.	EM Asia/Pac	140	12/29/08
Ontrack Solutions Pvt. Ltd.	TS Asia/Pac	13	07/31/08
Horizon Technology Group plc	TS EMEA	400	06/30/08
Source Electronics Corporation	EM Americas	82	06/30/08

		Approximate
		Annualized	Acquisition
Acquired Business	Group & Region	Revenues (1)	Date
Fiscal 2008
Azzurri Technology	EM EMEA	$100	03/31/08
YEL Electronics Hong Kong Ltd.	EM Asia/Pac	200	12/31/07
Division of Acal plc Ltd.	TS EMEA	200	12/17/07
ChannelWorx	TS Asia/Pac	30	10/31/07
Betronik GmbH	EM EMEA	40	10/31/07
Division of Magirus Group	TS EMEA	500	10/06/07
Flint Distribution Ltd.	EM EMEA	40	07/05/07

(1)	Represents the approximate annual revenue for the acquired businesses’ most recent fiscal year prior to acquisition by Avnet and based upon average foreign currency exchange rates for those periods.
Fiscal 2010 Comparison to Fiscal 2009
The table below provides the comparison of reported fiscal 2010 and 2009 sales for the Company and its operating groups to pro forma (or organic) sales which consist of reported sales adjusted for acquisitions that closed in fiscal 2010 and 2009 as if the acquisitions had occurred at the beginning of fiscal year 2009 to allow readers to better assess and understand the Company’s revenue performance by operating group.

	Sales as	Acquisition	Pro Forma	2010 to 2009
	Reported	Sales	Sales	Pro Forma
	(Dollars in millions)			Change
EM	$10,966.8	$—	$10,966.8	15.6%
TS	8,193.4	119.1	8,312.5	15.2

Fiscal 2010	$19,160.2	$119.1	$19,279.3	15.5

EM	$9,192.8	$291.8	$9,484.6
TS	7,037.1	177.9	7,215.0

Fiscal 2009	$16,229.9	$469.7	$16,699.6

Consolidated sales in fiscal 2010 were $19.16 billion, up 18.1%, or $2.93 billion, over consolidated sales of $16.23 billion in fiscal 2009. The continued growth throughout fiscal 2010 exceeded management’s expectations as the technology markets recovered faster than anticipated following the rapid declines experienced in fiscal 2009. As mentioned earlier in this MD&A, fiscal 2010 included an extra week when compared with fiscal 2009, which management estimates added approximately $400 million in sales. Acquisitions also positively impacted fiscal 2010 results as organic growth was 15.5%.
EM sales of $10.97 billion increased 19.3%, or $1.77 billion, over sales of $9.19 billion in fiscal 2009. Organic sales increased 15.6% year over year. All three regions contributed to the year-over-year increase in EM sales led by the Asia region where sales increased 34.9%. The EMEA region sales increased 20.6% year over year and organic revenue growth was 12.5%. Excluding the translation impact of changes in foreign currency exchange rates, EM EMEA sales increased 19.9% year over year and organic sales increased 11.8%. Sales increased 4.5% from prior year in the Americas region, which had initially been slower to recover than the other EM regions; however, the Americas sales increased 17.8% and 39.5% year over year in the third and fourth quarters, respectively.
TS sales of $8.19 billion in fiscal 2010 were up 16.4%, or $1.16 billion, over sales of $7.04 billion in fiscal 2009. Organic sales increased 15.2% year over year. TS Asia sales increased 88.4% year over year and 59.8% on an organic sales basis as the Asia region was positively impacted by investments and acquisitions made in China. Sales increased 15.2% and 2.5% year over year in TS Americas and TS EMEA, respectively. Excluding the translation impact of changes in foreign currency exchange rates, TS EMEA sales increased 1.8% year over year. The EMEA region continues to lag in the economic recovery as compared with the other TS regions, although it did see robust year-over-year organic growth of approximately 13.8% in the fourth quarter.

Fiscal 2009 Comparison to Fiscal 2008
The table below provides the comparison of reported fiscal 2009 and 2008 sales for the Company and its operating groups to pro forma (or organic) sales which consist of reported sales adjusted for acquisitions that closed in fiscal 2009 and 2008 as if the acquisitions had occurred at the beginning of fiscal year 2008 to allow readers to better assess and understand the Company’s revenue performance by operating group.

				2010 to 2009
	Sales as	Acquisition	Pro Forma	Pro Forma
	Reported	Sales	Sales	Change
	(Dollars in millions)
EM	$9,192.8	$291.8	$9,484.6	(16.0)%
TS	7,037.1	0.6	7,037.7	(15.0)

Fiscal 2009	$16,229.9	$292.4	$16,522.3	(15.6)

EM	$10,326.8	$969.2	$11,296.0
TS	7,625.9	653.7	8,279.6

Fiscal 2008	$17,952.7	$1,622.9	$19,575.6

Consolidated sales for fiscal 2009 were $16.23 billion, declining 9.6%, or $1.72 billion, from the prior year consolidated sales of $17.95 billion. Excluding the translation impact of changes in foreign currency exchange rates, sales declined 6.5% year over year. Both operating groups experienced double digit organic contraction in sales as consolidated pro forma sales decreased 15.6% year over year. However, on a sequential quarterly basis, fourth quarter consolidated sales increased 1.8% and were essentially flat excluding the translation impact of changes in foreign currency exchange rates. In response to the year-over-year organic sales contraction in both operating groups, management took actions during fiscal 2009 to reduce costs. See discussion under Selling, General and Administrative Expenses later in this MD&A.
Fiscal 2009 EM sales of $9.19 billion declined 11.0% from fiscal 2008 sales of $10.33 billion and declined 8.5% excluding the translation impact of changes in foreign currency exchange rates. The decline in revenue was most significant in the Americas and the EMEA regions as the global economic slowdown negatively impacted the broad industrial markets in those regions. Year-over-year sales declined 12.8%, 16.7% and 1.6% in the Americas, EMEA and Asia, respectively. Excluding the translation impact of changes in foreign currency exchange rates, the EMEA region’s year-over-year sales declined 9.1% and 17.8% on a pro forma basis. Year-over-year organic sales in the Americas and Asia declined 14.6% and 6.7%, respectively, however, Asia sales grew 20.3% sequentially in the fourth quarter of fiscal 2009.
Fiscal 2009 TS sales of $7.04 declined 7.7% year over year and 3.8% excluding the translation impact of changes in foreign currency exchange rates. Organic sales declined 15.0% year over year. Year-over-year sales in the Americas and EMEA declined 10.9% and 3.7%, respectively, while Asia sales increased 3.9%. Excluding the impact of changes in foreign currency exchange rates, EMEA year-over-year revenue increased 7.7% but organic sales decreased 15.3% year over year.
Gross Profit and Gross Profit Margins
Consolidated gross profit for fiscal 2010 was $2.28 billion, up $257.2 million, or 12.7%, over the prior year primarily due to the increase in sales volume. Gross profit margin of 11.9% declined 56 basis points over the prior year with all regions in each operating group experiencing declines in margins. The gross profit margin at EM declined 63 basis points year over year partially due to geographic mix changes as the Asia region, which has a lower gross profit margin than the Americas or EMEA regions, represented 35% of EM sales in fiscal 2010 as compared with 31% in fiscal 2009. In addition, the EMEA region gross profit margins have been slower to recover than those in the Americas or Asia regions. The negative effects of the recession began later in the EMEA region than in the Americas and, as a result, the region’s recovery also occurred later than the other regions. However, the quarterly gross profit margin at EM improved sequentially during the last three quarters of fiscal 2010 in all three regions with the largest improvement in the EMEA region where gross profit margin increased over 100 basis points from the March to June quarter. TS gross profit margin was down 54 basis points year over year due to the combination of (i) geographic mix changes as the Asia region, which has lower gross profit margins than the Americas or EMEA regions, represented 12% of TS sales as compared with 7% in fiscal 2009, (ii) lower gross profit margins in Asia and (iii) lower gross profit margins in the Americas region.

Consolidated gross profit for fiscal 2009 was $2.02 billion, down $290.7 million, or 12.6%, over fiscal 2008 primarily due to the decline in revenue. Gross profit margin of 12.5% declined 43 basis points over prior year. For EM, gross profit margin was down 74 basis points year over year as it was negatively impacted by the combination of a regional mix shift to Asia, which represented 31% of EM sales as compared with 28% in the prior year, and lower margins in the Americas region. TS gross profit margin was up 10 basis points year over year as the EMEA region’s improvement was mostly offset by declines in the Americas and Asia regions.
Selling, General and Administrative Expenses
Selling, general & administrative expenses (“SG&A expenses”) were $1.62 billion in fiscal 2010, an increase of $87.7 million, or 5.7%, as compared with $1.53 billion in fiscal 2009. The increase in SG&A expenses was primarily attributable to supporting the increased sales volume, an additional week in fiscal 2010 and additional expenses associated with businesses acquired, partially offset by the impact of cost reduction actions. The cost reduction actions taken during fiscal 2009, as described in further detail below, were completed during the first quarter of fiscal 2010 and the full benefit of the actions were realized beginning in the second quarter of fiscal 2010.
Metrics that management monitors with respect to operating expenses are SG&A expenses as a percentage of sales and as a percentage of gross profit. SG&A expenses were 8.5% of sales and 71.0% of gross profit in fiscal 2010 as compared with 9.4% of sales and 75.7% of gross profit in fiscal 2009. The year-over-year improvement in these metrics is primarily the result of effective cost management, including the impact of cost reduction actions taken during fiscal 2009, as sales increased 18.1% year over year as compared with only a 5.7% increase in SG&A expenses.
SG&A expenses were $1.53 billion in fiscal 2009, a decrease of $32.5 million, or 2.1%, over fiscal 2008. Management estimates that this cost reduction was net of approximately $111 million in additional SG&A expenses associated with companies acquired in fiscal 2009, partially offset by a decrease in SG&A expenses of $67 million due to the translation impact of changes in foreign currency exchange rates. In fiscal 2009, SG&A expenses were 9.4% of sales and 75.7% of gross profit as compared with 8.7% and 67.6%, respectively, in fiscal 2008.
Due to the decline in sales and gross profit margin which began late in fiscal 2008 and accelerated further during fiscal 2009, the Company initiated significant cost reduction actions to realign its expense structure with market conditions (see Restructuring, Integration and Other Charges for a discussion of charges associated with the actions undertaken). In the third quarter of fiscal 2008, the Company began to experience demand weakness and organic sales growth at both EM and TS continued to slow through the first quarter of fiscal 2009. In the second quarter of fiscal 2009, the Company experienced continued sales deceleration in both operating groups, particularly in November in the Asia region and in December in the Americas region. During the third quarter of fiscal 2009, end demand in the EM business deteriorated even further, in particular in EM Americas and EM EMEA which have been the Company’s most profitable regions. As a result of the poor market conditions through mid-March of fiscal 2009, the Company took actions to reduce costs by approximately $200 million on an annualized basis and expected such actions to be completed by the end of the June quarter of fiscal 2009. However, based upon third quarter of fiscal 2009 results, the Company announced further actions to reduce annualized costs by an additional $25 million, bringing the aggregate annual cost reductions announced to approximately $225 million since March 2008. As of the end of the fourth quarter of fiscal 2009, management estimated that approximately $200 million in annualized cost savings had been achieved and the remaining cost reduction actions were completed at the end of September 2009; therefore, the full benefit of the cost savings of $225 million were reflected in the December quarter of fiscal 2010. In addition, the December quarter of 2010 included cost synergies of approximately $40 million as a result of acquisition integration activities most of which were completed by the end of fiscal 2009.
Impairment Charges
During fiscal 2009, the Company recognized non-cash goodwill and intangible asset impairment charges totaling $1.41 billion pre-tax, $1.38 billion after tax and $9.13 per share.
During the second quarter of fiscal 2009, due to a steady decline in the Company’s market capitalization due primarily to the global economic downturn’s impact on the Company’s performance and the turmoil in the equity markets, the Company determined an interim goodwill impairment test was necessary and performed the interim test on all six of its reporting units as of December 27, 2008. Based on the test results, the Company determined that goodwill at four of its reporting units was impaired. Accordingly, during the second quarter of fiscal 2009, the Company recognized a non-cash goodwill impairment charge of $1.32 billion pre-tax, $1.28 billion after tax and $8.51 per share to write off all goodwill related to its EM Americas, EM Asia, TS EMEA and TS Asia reporting units.

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
Restructuring, Integration and Other Charges
Fiscal 2010
During fiscal 2010, the Company recognized restructuring, integration and other charges of $25.4 million pre-tax, $18.8 million after tax and $0.12 per share on a diluted basis. The Company recognized restructuring charges of $16.0 million pre-tax for the remaining cost reduction actions announced during fiscal 2009 which included severance costs, facility exit costs and other charges related to contract termination costs and fixed asset write-downs. The Company also recognized integration costs of $2.9 million pre-tax for professional fees, facility moving costs and travel, meeting, marketing and communication costs that were incrementally incurred as a result of the integration efforts of the recently acquired businesses, $6.5 million pre-tax for a value-added tax exposure in Europe related to an audit of prior years, and $3.2 million pre-tax of other charges including acquisition-related costs which would have been capitalized under the prior accounting rules. The Company also recorded a credit of $3.2 million to adjust reserves related to prior restructuring activity which were determined to be no longer required.
Severance charges recorded in fiscal 2010 of $9.7 million related to personnel reductions of over 150 employees in administrative, finance and sales functions in connection with the cost reduction actions in all three regions. Facility exit costs of $3.7 million consisted of lease liabilities and fixed asset write-downs associated with seven vacated facilities in the Americas, one in EMEA and four in the Asia/Pac region. Other charges of $2.6 million consisted primarily of contractual obligations with no on-going benefit to the Company. The total amounts utilized during fiscal 2010 consisted of $9.9 million in cash payments, $1.1 million related to non-cash asset write downs and $1.2 million related to adjustments to reserves and foreign currency translation. As of July 3, 2010, the remaining reserves totaled $3.8 million, of which $0.5 million related to severance reserves which are expected to be utilized by the end of fiscal 2011, $1.4 million related to remaining facility exit cost reserves which are expected to be utilized by the end of fiscal 2013 and $1.8 million related to other contractual obligations which are expected to be utilized by the end of fiscal 2012.

Fiscal 2009
In response to the decline in sales and gross profit margin due to weaker market conditions, the Company initiated significant cost reduction actions over the past four quarters in order to realign its expense structure with market conditions. As a result, the Company incurred restructuring, integration and other charges totaling $99.3 million pre-tax, $65.3 million after tax and $0.43 per share during fiscal 2009 related to the cost reductions as well as integration costs associated with recently acquired businesses. Restructuring charges included severance of $50.8 million, facility exit-costs of $29.6 million and other charges of $4.5 million related to contract termination costs, fixed asset write-downs and other charges. The Company also recorded a reversal of $2.5 million to adjust estimated costs for severance, lease and other reserves related to prior year restructuring activity which were deemed excessive and that reversal was credited to restructuring, integration and other charges. Integration costs of $11.2 million included professional fees, facility moving costs, travel, meeting, marketing and communication costs that were incrementally incurred as a result of the acquisition integration efforts. Other items recorded to restructuring, integration and other charges included a net credit of $1.2 million related to acquisition adjustments for which the purchase allocation period had closed, a loss of $3.1 million resulting from a decline in the market value of certain small investments that the Company liquidated, and $3.8 million of incremental intangible asset amortization.
Severance charges recorded in fiscal 2009 related to personnel reductions of approximately 1,900 employees in administrative, finance and sales functions in connection with the cost reduction actions in all three regions of both operating groups with employee reductions of approximately 1,400 in EM, 400 in TS and the remaining from centralized support functions. Exit costs for vacated facilities related to 29 facilities in the Americas, 13 in EMEA and three in Asia/Pac and consisted of reserves for remaining lease liabilities and the write-down of leasehold improvements and other fixed assets. The total amounts utilized during fiscal 2010 consisted of $21.3 million in cash payments. As of July 3, 2010, the remaining reserves totaled $20.7 million, of which $1.9 million related to severance reserves which are expected to be utilized by the end of fiscal 2011, $17.2 million related to remaining facility exit cost reserves which are expected to be utilized by the end of fiscal 2015 and $1.6 million other contractual obligations to be utilized by the end of fiscal 2011.
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
The total amounts utilized during fiscal 2010 consisted of $1.3 million in cash payments. As of July 3, 2010, the remaining reserves totaled $1.4 million which included severance reserves of $0.5 million and facility exit reserves for leases of $0.9 million. Management expects the majority of the severance and other reserves to be utilized by the end of fiscal 2011 and expects the facility exit reserves to be utilized by the end of fiscal 2015.
Operating Income (Loss)
Operating income for fiscal 2010 was $635.6 million, or 3.3% of consolidated sales, as compared with an operating loss of $1.02 billion for fiscal 2009. Both periods included restructuring, integration and other charges and the prior year included impairment charges as was previously mentioned in this MD&A. Excluding these charges, operating income for fiscal 2010 was $661.0 million, or 3.5% of consolidated sales, as compared with operating income of $491.5 million, or 3.0% of consolidated sales, for fiscal 2009. EM operating income increased 38.7% to $491.6 million for fiscal 2010 and its operating income margin improved 62 basis points to 4.5% as compared with fiscal 2009 as all three regions contributed to the improvement. EM’s operating income margin improved year over year in each respective quarter of fiscal 2010 and ended the June quarter at 5.6% which is the first time in two years that EM’s operating income margin reached that level and is within the target range as established by management. TS operating income increased 25.0% to $251.7 million for fiscal 2010 and operating income margin improved 21 basis points to 3.1% as compared with fiscal 2009. TS continued to incur incremental expenses as it makes additional investments in Asia, particularly in China. Corporate operating expenses were $82.3 million in fiscal 2010 as compared with $64.5 million in fiscal 2009. The prior year corporate operating expenses were unusually low due to the economic downturn and its impact on the accrual for equity compensation which is based upon performance targets. Conversely, corporate expenses in the fiscal 2010 are higher than typical primarily due to an increase in incentive compensation driven by the Company’s financial results for fiscal 2010 which exceeded established targets and were significantly higher as compared with fiscal 2009.
During fiscal 2009, the Company recognized an operating loss of $1.02 billion which included $1.41 billion of non-cash impairment charges. Excluding the impairment charges and restructuring, integration and other charges, operating income for fiscal 2009 was $491.5 million, or 3.0% of consolidated sales, as compared with operating income of $749.7 million, or 4.2% of consolidated sales, in fiscal 2008. EM operating income declined 37.2% to $354.5 million and operating income margin of 3.86% was down 160 basis points from prior year. Although the cost reduction actions at EM have provided benefits to operating income, the cost savings were not enough to make up for the decline in sales and gross profit margin. TS operating income of $201.4 million was down 22.9% year over year and operating income margin of 2.9% was down 56 basis points year over year. Similar to EM, the decline in TS operating margin was due to lower sales and gross profit margins, in particular in the Americas region, and the benefits from the cost reduction actions only partially offset the decline. Corporate operating expenses were $64.5 million, a decrease of $11.3 million as compared with $75.7 million in fiscal 2008.
Interest Expense and Other Income (Expense), net
Interest expense for fiscal 2010 was $61.7 million, down $16.9 million, or 21.5%, from interest expense of $78.7 million in fiscal 2009. During the first quarter of fiscal 2010, the Company adopted an accounting standard which required retrospective application of the standard’s provisions to prior years which resulted in recognizing incremental non-cash interest expense of $12.2 million in addition to the previously reported interest expense of $66.5 million in fiscal 2009 (see footnote (a) to Item 6. Selected Financial Data in this Form 10-K). Excluding the non-cash interest expense, the year-over-year decrease in interest expense was due primarily to the elimination of interest on the Company’s $300.0 million 2% Convertible Senior Debentures which were extinguished in March 2009. See Financing Transactions for further discussion of the Company’s outstanding debt.
Interest expense for fiscal 2009 was $78.7 million, down $9.6 million, or 10.8%, from interest expense of $88.2 million in fiscal 2008. Included in interest expense was $12.2 million and $15.9 million in fiscal 2009 and 2008, respectively, related to incremental non-cash interest expense as a result of the retrospective application of the accounting standard mentioned above. Excluding the non-cash interest expense, the year-over-year decrease was primarily the result of lower average short-term debt outstanding, lower short-term interest rates and the extinguishment of the $300.0 million 2% Convertible Senior Debentures which were put to the Company in March 2009. See Financing Transactions for further discussion of the Company’s outstanding debt.
Other income, net, was $2.5 million in fiscal 2010 as compared with other expense, net, of $11.6 million in fiscal 2009 which primarily related to the negative impacts of foreign currency exchange losses.
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
Gain on Sale of Assets
During fiscal 2010 and 2009, the Company recognized a gain on sale of assets as a result of certain earn-out provisions associated with the prior sale of the Company’s equity investment in Calence LLC. The gain amounted to $8.8 million pre-tax, $5.4 million after-tax and $0.03 per share on a diluted basis in fiscal 2010 and $14.3 million pre-tax, $8.7 million after-tax and $0.06 per share in fiscal 2009.
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

Income Tax Provision
Avnet’s effective tax rate on income before income taxes was 29.9% in fiscal 2010 as compared with an effective tax rate on the loss before taxes of 3.2% in fiscal 2009. The fiscal 2010 effective tax rate was impacted by changes to estimates for existing tax positions, net favorable tax audit settlements, offset by a charge related to the realizability of certain deferred tax assets. The effective tax rate in fiscal 2009 was negatively impacted by the non-deductibility of substantially all of the impairment charges and changes to existing tax positions, partially offset by a net tax benefit of $21.7 million, or $0.14 per share, related primarily to the release of tax reserves due to the settlement of certain tax audits in Europe. Excluding these items, the effective tax rate for fiscal 2009 would have been 28.6%.
Avnet’s effective tax rate on its loss before income taxes was 3.2% in fiscal 2009 as compared with an effective rate on income of 29.4% in fiscal 2008. The effective tax rate in fiscal 2009 was negatively impacted by the non-deductibility of substantially all of the impairment charges and changes to existing tax positions. Partially offsetting these impacts was a net tax benefit of $21.7 million, or $0.14 per share, related primarily to the release of tax reserves due to the settlement of certain tax audits in Europe.
Avnet’s effective tax rate is primarily a function of the tax rates in the numerous jurisdictions in which it does business applied to the mix of pre-tax book income. The effective tax rate may vary year over year as a result of changes in tax requirements in the jurisdictions in which the Company does business and management’s evaluation of its ability to generate sufficient taxable income to offset net operating loss carryforwards as well as the establishment of reserves for unfavorable outcomes of tax positions taken on certain matters that are common to multinational enterprises and the actual outcome of those matters.
Net Income (Loss)
As a result of the factors described in the preceding sections of this MD&A, the Company’s net income was $410.4 million, or $2.68 per share on a diluted basis as compared with a net loss of $1.13 billion, or $7.49 per share, in fiscal 2009 and net income of $489.6 million, or $3.21 per share on a diluted basis, in fiscal 2008. Fiscal 2010, 2009 and 2008 results were impacted by certain items as presented in the following tables:

	Year Ended July 3, 2010
	Operating	Pre-tax	Net
	Income (Loss)	Income (Loss)	Income (Loss)	EPS *
	($ in thousands, except per share data)
Restructuring, integration and other charges	(25,419)	(25,419)	(18,789)	(0.12)
Gain on sale of assets	—	8,751	5,370	0.03
Net increase in tax reserves	—	—	(842)	(0.01)

Total	$(25,419)	$(16,668)	$(14,261)	$(0.09)

*	EPS does not foot due to rounding.

	Year Ended June 27, 2009
	Operating	Pre-tax	Net
	Income (Loss)	Income (Loss)	Income (Loss)	EPS
	($ in thousands, except per share data)
Impairment charges	$(1,411,127)	$(1,411,127)	$(1,376,983)	$(9.13)
Restructuring, integration and other charges	(99,342)	(99,342)	(65,310)	(0.43)
Retrospective application of accounting standard	291	(11,894)	(7,250)	(0.05)
Gain on sale of assets	—	14,318	8,727	0.06
Net reduction in tax reserves	—	—	21,672	0.14

Total	$(1,510,178)	$(1,508,045)	$(1,419,144)	$(9.41)

	Year Ended June 28, 2008
	Operating	Pre-tax	Net	Diluted
	Income (Loss)	Income (Loss)	Income Loss)	EPS
	($ in thousands, except per share data)
Restructuring, integration and other charges	$(38,942)	$(38,942)	$(31,469)	$(0.21)
Retrospective application of accounting standard	388	(15,551)	(9,503)	(0.06)
Gain on sale of assets	—	49,903	32,244	0.21
Net reduction in tax reserves	—	—	13,897	0.09

Total	$(38,554)	$(4,590)	$5,169	$0.03

Critical Accounting Policies
The Company’s consolidated financial statements have been prepared in accordance with US GAAP. The preparation of these consolidated financial statements requires the Company to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenues and expenses during the reporting period. These estimates and assumptions are based upon the Company’s continuous evaluation of historical results and anticipated future events. Actual results may differ from these estimates under different assumptions or conditions.
The Securities and Exchange Commission defines critical accounting policies as those that are, in management’s view, most important to the portrayal of the Company’s financial condition and results of operations and that require significant judgments and estimates. Management believes the Company’s most critical accounting policies relate to:
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
Additionally, in assessing the Company’s goodwill for impairment the Company is required to make significant assumptions about the future cash flows and overall performance of its reporting units. The Company is also required to make judgments regarding the evaluation of changes in events or circumstances that would more likely than not reduce the fair value of any of its reporting units below its carrying value, the results of which would determine whether an interim impairment test must be performed. Should these assumptions or judgments change in the future based upon market conditions or should the structure of the Company’s reporting units change based upon changes in business strategy, the Company may be required to record additional impairment charges to its remaining goodwill.
During fiscal 2010, the Company performed its annual goodwill impairment test and determined there is no goodwill impairment and there are no reporting units with material goodwill that are at risk of failing “step 1” of the goodwill impairment test. During fiscal 2009, the Company performed an interim goodwill impairment test and recognized goodwill and intangible asset impairments. See Impairment Charges in this MD&A for further discussion of the Company’s evaluation of goodwill impairment in fiscal 2009.
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
Liquidity and Capital Resources
Cash Flows
Cash Flows from Operating Activities
During fiscal 2010, the Company used $30.4 million of cash from operating activities as compared with cash generated in fiscal 2009 of $1.1 billion. These results are comprised of: (1) cash flow generated from net income excluding non-cash and other reconciling items, which includes the add-back of depreciation and amortization, deferred income taxes, stock-based compensation and other non-cash items (primarily the provision for doubtful accounts and periodic pension costs) and (2) cash flow used for working capital, excluding cash and cash equivalents. Cash used for working capital during fiscal 2010 consisted of growth in accounts receivable and inventory of $1.07 billion and $459.9 million, respectively, partially offset by an increase in accounts payable of $963.3 million. Historically, during periods of growth, the Company has utilized operating cash flows to meet the working capital requirements of funding growth. For fiscal 2010, sales increased 18.1%; however, the Company used only $30.4 million of cash from operating activities to fund that growth as a result of the significant improvement in working capital velocity which increased to a record 7.8 times.
During fiscal 2009, the Company generated $1.1 billion of cash from operating activities as compared with $453.6 million in fiscal 2008. These results are comprised of: (1) cash flow generated from net income excluding non-cash and other reconciling items, which includes the add-back of depreciation and amortization, deferred income taxes, stock-based compensation, non-cash impairment charges, gain on sale of assets, and other non-cash items (primarily the provision for doubtful accounts and periodic pension costs) and (2) cash flow generated from a reduction of working capital, excluding cash and cash equivalents. Cash generated from working capital during fiscal 2009 was the result of a $709.9 million reduction in receivables, a $483.5 million reduction in inventory; both of which were partially offset by a $375.5 million reduction in accounts payable. Although receivable days had increased three days as compared with the prior year, the Company had not experienced any significant change in delinquencies. Comparatively, the working capital outflow in fiscal 2008 was driven by a reduction in accounts payable ($123.3 million) and other items ($154.8 million), partially offset by a reduction of receivables and a reduction in inventory. The cash outflow for payables was primarily attributable to TS and the cash outflow for other items was primarily a result of income tax payments.
Cash Flows from Financing Activities
During fiscal 2010, the Company received proceeds of $291.9 million from the issuance of notes, net of repayments for bank and other debt. In June 2010, the Company issued $300.0 million 5.875% Notes due June 2020 and received proceeds of $296.5 million, net of discount and underwriting fees. During fiscal 2009, the Company utilized cash of $406.8 million related to net repayments of notes and bank credit facilities, $300 million of which related to the extinguishment of the 2% Convertible Senior Debentures due March 15, 2034 (the “Debentures”). In March 2009, $298.1 million of the Debentures were put back to the Company and the remaining $1.9 million was repaid in April 2009. As a result of the substantial cash generation from operating activities during fiscal 2009, the Company was able to use cash on hand to settle the $300 million of Debentures’ principal plus accrued interest. In fiscal 2008, the Company used $41.9 million of cash for net debt repayments. Other financing activities, net, in fiscal 2010, 2009 and 2008 were primarily a result of cash received for the exercise of stock options and the associated excess tax benefit.
Cash Flows from Investing Activities
During fiscal 2010, the Company used $112.4 million of cash for investing activities, of which $69.3 million related to acquisitions and investments. The Company also received proceeds of $11.8 million related to earn-out provisions from the prior sale of an equity method investment as well as the sale of a small cost method investment. The Company used $66.9 million for capital expenditures related to building and leasehold improvements, system development costs, computer hardware and software and received $12.0 million in proceeds primarily related to the sale of properties.
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
Capital Structure
The Company uses a variety of financing arrangements, both short-term and long-term, to fund its operations. The Company also uses diversified sources of funding so that it does not become overly dependent on one source and to achieve lower cost of funding through these different alternatives. These financing arrangements include public bonds, short-term and long-term bank loans and an accounts receivable securitization program. For a detailed description of the Company’s external financing arrangements outstanding at July 3, 2010, refer to Note 7 to the consolidated financial statements appearing in Item 15 of this Report.
The following table summarizes the Company’s capital structure as of the end of fiscal 2010 with a comparison with the end of fiscal 2009:

	July 3,	% of Total	June 27,	% of Total
	2010	Capitalization	2009	Capitalization
	(Dollars in thousands)
Short-term debt	$36,549	0.8%	$23,294	0.6%
Long-term debt	1,243,681	29.0	946,573	25.4

Total debt	1,280,230	29.8	969,867	26.0
Shareholders’ equity	3,009,117	70.2	2,760,857	74.0

Total capitalization	$4,289,347	100.0	$3,730,724	100.0

Financing Transactions
The Company has a five-year $500.0 million unsecured revolving credit facility (the “Credit Agreement”) with a syndicate of banks which expires in September 2012. Under the Credit Agreement, the Company may elect from various interest rate options, currencies and maturities. As of the end of fiscal 2010, there were $93.7 million in borrowings outstanding under the Credit Agreement included in “other long-term debt” in the consolidated financial statements. In addition, there were $8.6 million in letters of credit issued under the Credit Agreement which represent a utilization of the Credit Agreement capacity but are not recorded in the consolidated balance sheet as the letters of credit are not debt. As of the end of fiscal 2009, there were $86.6 million in borrowings outstanding and $1.5 million in letters of credit issued under the Credit Agreement.
The Company has an accounts receivable securitization program (the “Securitization Program”) with a group of financial institutions that allows the Company to sell, on a revolving basis, an undivided interest of up to $450.0 million in eligible receivables while retaining a subordinated interest in a portion of the receivables. The Securitization Program does not qualify for sale accounting and has a one year term that expires in August 2010 which is expected to be renewed for another year on comparable terms. There were no borrowings outstanding under the Securitization Program at July 3, 2010 or June 27, 2009.
In June 2010, the Company issued $300.0 million of 5.875% Notes due June 15, 2020. The Company received proceeds of $296.5 million from the offering, net of discount and underwriting fees.
Notes outstanding as of the end of fiscal 2010 consisted of:
•	$300.0 million of 5.875% Notes due March 15, 2014

•	$250.0 million of 6.00% Notes due September 1, 2015

•	$300.0 million of 6.625% Notes due September 15, 2016

•	$300.0 million of 5.875% Notes due June 15, 2020

In addition to its primary financing arrangements, the Company has several small lines of credit in various locations to fund the short-term working capital, foreign exchange, overdraft and letter of credit needs of its wholly owned subsidiaries in Europe, Asia and Canada. Avnet generally guarantees its subsidiaries’ debt under these facilities.
Covenants and Conditions
The Securitization Program discussed previously requires the Company to maintain certain minimum interest coverage and leverage ratios as defined in the Credit Agreement (see discussion below) in order to continue utilizing the Securitization Program. The Securitization Program also contains certain covenants relating to the quality of the receivables sold. If these conditions are not met, the Company may not be able to borrow any additional funds and the financial institutions may consider this an amortization event, as defined in the agreement, which would permit the financial institutions to liquidate the accounts receivables sold to cover any outstanding borrowings. Circumstances that could affect the Company’s ability to meet the required covenants and conditions of the Securitization Program include the Company’s ongoing profitability and various other economic, market and industry factors. Management does not believe that the covenants under the Securitization Program limit the Company’s ability to pursue its intended business strategy or its future financing needs. The Company was in compliance with all covenants of the Securitization Program at July 3, 2010.
The Credit Agreement discussed in Financing Transactions contains certain covenants with various limitations on debt incurrence, dividends, investments and capital expenditures and also includes financial covenants requiring the Company to maintain minimum interest coverage and leverage ratios, as defined. Management does not believe that the covenants in the Credit Agreement limit the Company’s ability to pursue its intended business strategy or its future financing needs. The Company was in compliance with all covenants of the Credit Agreement as of July 3, 2010.
See Liquidity below for further discussion of the Company’s availability under these various facilities.
Liquidity
The Company had total borrowing capacity of $950.0 million at July 3, 2010 under the Credit Agreement and the Securitization Program. There were $93.7 million in borrowings outstanding and $8.6 million in letters of credit issued under the Credit Agreement resulting in $847.7 million of net availability at the end of fiscal 2010. The Company also had $1.09 billion of cash and cash equivalents at July 3, 2010, which included the $296.5 million of net proceeds received from the 5.875% Notes issued in June 2010.
During fiscal 2010, the Company utilized approximately $69.3 million of cash and cash equivalents, net of cash acquired, for acquisitions. In addition, subsequent to fiscal 2010 year end, the Company acquired Bell Microproducts Inc. in an all cash transaction for $7.00 per share of Bell common stock which represented equity value of approximately $252 million, including approximately $25 million related to the accelerated vesting of, and payment for, Bell equity awards, for which the Company utilized cash on hand. Also as part of the Bell transaction, the Company assumed net debt of approximately $323 million. The total transaction value for the Bell acquisition was, therefore, approximately $575 million. In addition to the Bell acquisition, the Company completed two additional acquisitions subsequent to fiscal 2010 year end and, as a result, the Company has used approximately $600 million to date to fund all three acquisitions, including the pay off of certain debt assumed with the acquisitions.
The Company has no other significant financial commitments outside of normal debt and lease maturities discussed in Capital Structure and Contractual Obligations. Management believes that Avnet’s borrowing capacity, its current cash availability and the Company’s expected ability to generate operating cash flows are sufficient to meet its projected financing needs. During periods of weakening demand in the electronic component and enterprise computer solutions industry, as was experienced in the prior fiscal year, the Company typically generates cash from operating activities; specifically, the Company generated $1.1 billion of cash from operating activities in fiscal 2009. Conversely, the Company is also more likely to use operating cash flows for working capital requirements during periods of higher growth. During fiscal 2010, revenue was up 18.1% year over year, however, the Company used only $30.4 million in cash from operations as a result of record working capital velocity which increased to 7.8 times. As the Company continues to experience growth, management expects to continue to utilize cash from operating activities in order to fund the working capital requirements of the business.
The Company has been making and expects to continue to make strategic investments through acquisition activity to the extent the investments strengthen Avnet’s competitive position and meet management’s return on capital thresholds.

The following table highlights the Company’s liquidity and related ratios for the past two fiscal years:
COMPARATIVE ANALYSIS — LIQUIDITY

	Years Ended
	July 3,	June 27,	Percentage
	2010	2009	Change
	(Dollars in millions)
Current Assets	$6,630.2	$5,144.3	28.9%
Quick Assets	4,666.6	3,562.6	31.0
Current Liabilities	3,439.6	2,455.9	40.1
Working Capital (1)	3,190.6	2,688.4	18.7
Total Debt	1,280.2	969.9	32.0
Total Capital (total debt plus total shareholders’ equity)	4,289.3	3,730.7	15.0
Quick Ratio	1.4:1	1.5:1
Working Capital Ratio	1.9:1	2.1:1
Debt to Total Capital	29.8%	26.0%

(1)	This calculation of working capital is defined as current assets less current liabilities.
The Company’s quick assets (consisting of cash and cash equivalents and receivables) increased 31.0% from June 27, 2009 to July 3, 2010 primarily due to the accelerated revenue growth experienced since the prior fiscal year end. Current assets increased 28.9% primarily due to the accelerated revenue growth and the associated growth in receivables and, to a lesser extent, inventory. Current liabilities increased 40.1% primarily due to the growth in accounts payable. As a result of the factors noted above, total working capital increased by 18.7% during fiscal 2010. Total debt increased 32.0% since the end of fiscal 2009 primarily due to the issuance of $300.0 million 5.875% Notes due June 2020 and additional borrowings from bank credit facilities. Total capital increased 15.0% since the end of fiscal 2009 and the debt to capital ratio was 29.8% as compared with 26.0% as of June 27, 2009.
Long-Term Contractual Obligations
The Company has the following contractual obligations outstanding as of July 3, 2010 (in millions):

		Due in Less	Due in	Due in	Due After
	Total	Than 1 Year	1-3 Years	4-5 Years	5 Years
Long-term debt, including amounts due within one year (1)	$1,283.8	$36.5	$95.9	$301.4	$850.0
Interest expense on long-term notes (2)	$442.6	$70.3	$140.5	$117.6	$114.2
Operating leases	$226.1	$72.2	$95.3	$36.4	$22.2

(1)	Excludes discount on long-term notes.

(2)	Represents interest expense due on long-term notes with fixed interest rates.
At July 3, 2010, the Company had a liability for income tax contingencies of $132.8 million which is not included in the above table. Cash payments associated with the remaining liability cannot reasonably be estimated as it is difficult to estimate the timing and amount of tax settlements. The Company does not currently have any material commitments for capital expenditures.
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

The following table sets forth the scheduled maturities of the Company’s debt outstanding at July 3, 2010 (dollars in millions):

	Fiscal Year
	2011	2012	2013	2014	2015	Thereafter	Total
Liabilities:
Fixed rate debt(1)	$0.9	$1.0	$1.0	$301.1	$0.3	$850.0	$1,154.3
Floating rate debt	$35.6	$0.2	$93.7	$—	$—	$—	$129.5

(1)	Excludes discounts on long-term notes.
The following table sets forth the carrying value and fair value of the Company’s debt at July 3, 2010 (dollars in millions):

	Carrying Value at	Fair Value at	Carrying Value at	Fair Value at
	July 3, 2010	July 3, 2010	June 27, 2009	June 27, 2009
Liabilities:
Fixed rate debt(1)	$1,154.3	$1,220.7	$857.8	$806.6
Average interest rate	6.1%		6.2%
Floating rate debt	$129.5	$129.5	$114.4	$114.4
Average interest rate	1.5%		0.9%

(1)	Excludes discounts and premiums on long-term notes.
Many of the Company’s subsidiaries, on occasion, purchase and sell products in currencies other than their functional currencies. This subjects the Company to the risks associated with fluctuations in foreign currency exchange rates. The Company reduces this risk by utilizing natural hedging (offsetting receivables and payables) as well as by creating offsetting positions through the use of derivative financial instruments, primarily forward foreign exchange contracts with maturities of less than sixty days. The Company continues to have exposure to foreign currency risks to the extent they are not hedged. The Company adjusts all foreign denominated balances and any outstanding foreign exchange contracts to fair market value through the consolidated statements of operations. Therefore, the market risk related to foreign exchange contracts is offset by changes in valuation of the underlying items being hedged. The asset or liability representing the fair value of foreign exchange contracts is classified in the captions “other current assets” or “accrued expenses and other,” as applicable, in the accompanying consolidated balance sheets. A hypothetical 10% change in currency exchange rates under the contracts outstanding at July 3, 2010 would result in an increase or decrease of approximately $15.9 million to the fair value of the forward foreign exchange contracts, which would generally be offset by an opposite effect on the related hedged positions.
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
During the fourth quarter of fiscal 2010, there were no changes to the Company’s internal control over financial reporting (as defined in Rule 13a-15(f) of the Exchange Act) that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.
Management’s Report on Internal Control Over Financial Reporting
The Company’s management, including its Chief Executive Officer and Chief Financial Officer, is responsible for establishing and maintaining adequate internal control over financial reporting as defined in Rules 13a-15(f) and 15(d)-15(f) under the Exchange Act. The Company’s internal control over financial reporting is designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles in the United States of America. Because of inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, controls may become inadequate because of changes in conditions, or the degree of compliance with the policies or procedures may deteriorate. Management conducted an evaluation of the effectiveness of the Company’s internal control over financial reporting as of July 3, 2010. In making this assessment, management used the framework established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and concluded that the Company maintained effective internal control over financial reporting as of July 3, 2010.
The Company’s independent registered public accounting firm, KPMG LLP, has audited the effectiveness of the Company’s internal controls over financial reporting as of July 3, 2010, as stated in its audit report which is included herein.
Item 9B.  Other Information
Not applicable.

PART III
Item 10.  Directors, Executive Officers and Corporate Governance
The information called for by Item 10 is incorporated in this Report by reference to the Company’s definitive proxy statement relating to the Annual Meeting of Stockholders anticipated to be held on November 5, 2010.
Item 11.  Executive Compensation
The information called for by Item 11 is incorporated in this Report by reference to the Company’s definitive proxy statement relating to the Annual Meeting of Stockholders anticipated to be held on November 5, 2010.
Item 12.  Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters
The information called for by Item 12 is incorporated in this Report by reference to the Company’s definitive proxy statement relating to the Annual Meeting of Stockholders anticipated to be held on November 5, 2010.
Item 13.  Certain Relationships and Related Transactions, and Director Independence
The information called for by Item 13 is incorporated in this Report by reference to the Company’s definitive proxy statement relating to the Annual Meeting of Shareholders anticipated to be held on November 5, 2010.
Item 14.  Principal Accounting Fees and Services
The information called for by Item 14 is incorporated in this Report by reference to the Company’s definitive proxy statement relating to the Annual Meeting of Stockholders anticipated to be held on November 5, 2010.

PART IV
Item 15.  Exhibits and Financial Statement Schedules
a. The following documents are filed as part of this Report:

Page

1. Consolidated Financial Statements:

Report of Independent Registered Public Accounting Firm	38

Avnet, Inc. and Subsidiaries Consolidated Financial Statements:

Consolidated Balance Sheets at July 3, 2010, and June 27, 2009	39

Consolidated Statements of Operations for the years ended July 3, 2010, June 27, 2009 and June 28, 2008	40

Consolidated Statements of Shareholders’ Equity for the years ended July 3, 2010, June 27, 2009 and June 28, 2008	41

Consolidated Statements of Cash Flows for the years ended July 3, 2010, June 27, 2009 and June 28, 2008	42

Notes to Consolidated Financial Statements	43

2. Financial Statement Schedules:

Schedule II (Valuation and Qualifying Accounts) for the years ended July 3, 2010, June 27, 2009 and June 28, 2008	71

Schedules other than that above have been omitted because they are not applicable or the required information is shown in the financial statements or notes thereto

3. Exhibits — The exhibit index for this Report can be found on page	72

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

AVNET, INC. (Registrant)
By:	/s/ ROY VALLEE
Roy Vallee,
Chairman of the Board, Chief Executive Officer and Director
Date: August 13, 2010
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
Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the Registrant and in the capacities indicated on August 13, 2010.

Signature	Title

/s/ ROY VALLEE	Chairman of the Board, Chief Executive Officer and Director
Roy Vallee

/s/ ELEANOR BAUM Eleanor Baum	Director

/s/ J. VERONICA BIGGINS J. Veronica Biggins	Director

/s/ LAWRENCE W. CLARKSON	Director
Lawrence W. Clarkson

/s/ EHUD HOUMINER	Director
Ehud Houminer

/s/ FRANK R. NOONAN	Director
Frank R. Noonan

/s/ RAY M. ROBINSON	Director
Ray M. Robinson

/s/ WILLIAM H. SCHUMAN III	Director
William H. Schuman III

/s/ WILLIAM P. SULLIVAN	Director
William P. Sullivan

/s/ GARY L. TOOKER	Director
Gary L. Tooker

/s/ RAYMOND SADOWSKI	Senior Vice President, Chief Financial Officer and Principal
Raymond Sadowski	Accounting Officer

Report of Independent Registered Public Accounting Firm
The Board of Directors and Shareholders
Avnet, Inc.:
We have audited the accompanying consolidated balance sheets of Avnet, Inc. and subsidiaries (the Company) as of July 3, 2010 and June 27, 2009, and the related consolidated statements of operations, shareholders’ equity, and cash flows for each of the years in the three-year period ended July 3, 2010. In connection with our audits of the consolidated financial statements, we have also audited the financial statement schedule for each of the years in the three-year period ended July 3, 2010, as listed in the accompanying index. We also have audited the Company’s internal control over financial reporting as of July 3, 2010, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). The Company’s management is responsible for these consolidated financial statements, for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on these consolidated financial statements and an opinion on the Company’s internal control over financial reporting based on our audits.
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
In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Avnet, Inc. and subsidiaries as of July 3, 2010 and June 27, 2009, and the results of their operations and their cash flows for each of the years in the three-year period ended July 3, 2010, in conformity with U.S. generally accepted accounting principles. Also in our opinion, the related financial statement schedule for each of the years in the three-year period ended July 3, 2010, when considered in relation to the basic consolidated financial statement taken as a whole, presents fairly, in all material respects, the information set forth therein. Furthermore, in our opinion, Avnet, Inc. maintained, in all material respects, effective internal control over financial reporting as of July 3, 2010, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.
As discussed in note 1 to the consolidated financial statements, effective June 28, 2009, the Company adopted FASB ASC 470-20, Debt with Conversion and Other Options (formerly FSP APB 14-1).
/s/ KPMG LLP
Phoenix, Arizona
August  12, 2010

AVNET, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS

	July 3,	June 27,
	2010	2009
	(Thousands, except share amounts)
ASSETS
Current assets:
Cash and cash equivalents	$1,092,102	$943,921
Receivables, less allowances of $81,197 and $85,477, respectively (Note 3)	3,574,541	2,618,697
Inventories	1,812,766	1,411,755
Prepaid and other current assets	150,759	169,879

Total current assets	6,630,168	5,144,252
Property, plant and equipment, net (Note 5)	302,583	305,682
Goodwill (Notes 2 and 6)	566,309	550,118
Other assets	283,322	273,464

Total assets	$7,782,382	$6,273,516

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Borrowings due within one year (Note 7)	$36,549	$23,294
Accounts payable	2,862,290	1,957,993
Accrued expenses and other (Note 8)	540,776	474,573

Total current liabilities	3,439,615	2,455,860
Long-term debt (Note 7)	1,243,681	946,573
Other long-term liabilities (Notes 9 and 10)	89,969	110,226

Total liabilities	4,773,265	3,512,659

Commitments and contingencies (Notes 11 and 13)
Shareholders’ equity (Notes 4, 12 and 14):
Common stock $1.00 par; authorized 300,000,000 shares; issued 151,874,000 shares and 151,099,000 shares, respectively	151,874	151,099
Additional paid-in capital	1,206,132	1,178,524	(1)
Retained earnings	1,624,441	1,214,071	(1)
Accumulated other comprehensive income (Note 4)	27,362	218,094
Treasury stock at cost, 37,769 shares and 32,306 shares, respectively	(692)	(931)

Total shareholders’ equity	3,009,117	2,760,857

Total liabilities and shareholders’ equity	$7,782,382	$6,273,516

(1)	As adjusted for the retrospective application of an accounting standard. See Note 1 to the consolidated financial statements.
See notes to consolidated financial statements

AVNET, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS

	Years Ended
	July 3,	June 27,		June 28,
	2010	2009		2008
	(Thousands, except per share amounts)
Sales	$19,160,172	$16,229,896		$17,952,707
Cost of sales	16,879,955	14,206,903		15,638,991

Gross profit	2,280,217	2,022,993		2,313,716
Selling, general and administrative expenses	1,619,198	1,531,522		1,564,003
Impairment charges (Note 6)	—	1,411,127		—
Restructuring, integration and other charges (Note 17)	25,419	99,342		38,942

Operating income (loss)	635,600	(1,018,998)		710,771
Other income (expense), net	2,480	(11,622)		20,954
Interest expense	(61,748)	(78,666)		(88,224)
Gain on sale of assets (Note 2)	8,751	14,318		49,903

Income (loss) before income taxes	585,083	(1,094,968)		693,404
Income tax provision (Note 9)	174,713	34,744		203,826

Net income (loss)	$410,370	$(1,129,712)		$489,578

Net earnings (loss) per share (Note 14):
Basic	$2.71	$(7.49	)(1)	$3.26	(1)

Diluted	$2.68	$(7.49	)(1)	$3.21	(1)

Shares used to compute earnings (loss) per share (Note 14):
Basic	151,629	150,898		150,250

Diluted	153,093	150,898		152,420

(1)	As adjusted for the retrospective application of an accounting standard. See Note 1 to the consolidated financial statements.
See notes to consolidated financial statements

AVNET, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY
Years Ended July 3, 2010, June 27, 2009 and June 28, 2008

				Accumulated
		Additional		Other		Total
	Common	Paid-In	Retained	Comprehensive	Treasury	Shareholders’
	Stock	Capital	Earnings	Income	Stock	Equity
	(Thousands)
Balance, June 30, 2007 (As adjusted — see Note 1)	149,826	$1,137,400	$1,854,205	$276,509	$(542)	$3,417,398
Net income	—	—	489,578	—	—	489,578
Translation adjustments (Note 4)	—	—	—	222,551	—	222,551
Pension liability adjustment, net of tax of $10,901 (Notes 4, 10 and 15)	—	—	—	(16,882)	—	(16,882)

Comprehensive income (Note 4)						695,247

Stock option and incentive programs, including related tax benefits of $3,840	591	28,642	—	—	63	29,296

Balance, June 28, 2008	150,417	1,166,042	2,343,783	482,178	(479)	4,141,941
Net loss	—	—	(1,129,712)	—	—	(1,129,712)
Translation adjustments (Note 4)	—	—	—	(237,903)	—	(237,903)
Pension liability adjustment, net of tax of $16,767 (Notes 4, 10 and 15)	—	—	—	(26,181)	—	(26,181)

Comprehensive loss (Note 4)						(1,393,796)

Stock option and incentive programs, including related tax benefits of $653	682	12,482	—	—	(452)	12,712

Balance, June 27, 2009	151,099	1,178,524	1,214,071	218,094	(931)	2,760,857
Net income	—	—	410,370	—	—	410,370
Translation adjustments (Note 4)	—	—	—	(159,517)	—	(159,517)
Pension liability adjustment, net of tax of $19,287 (Notes 4, 10 and 15)	—	—	—	(31,215)	—	(31,215)

Comprehensive income (Note 4)						219,638

Stock option and incentive programs, including related tax benefits of $2,100	775	27,608	—	—	239	28,622

Balance, July 3, 2010	151,874	$1,206,132	$1,624,441	$27,362	$(692)	$3,009,117

See notes to consolidated financial statements

AVNET, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS

	Years Ended
	July 3,	June 27,	June 28,
	2010	2009	2008
	(Thousands)
Cash flows from operating activities:
Net income (loss)	$410,370	$(1,129,712)	$489,578
Non-cash and other reconciling items:
Depreciation and amortization	60,643	65,781	58,845
Deferred income taxes (Note 9)	46,424	(92,787)	101,100
Stock-based compensation (Note 12)	28,363	18,269	25,389
Impairment charges (Note 6)	—	1,411,127	—
Gain on sale of assets, net (Note 2)	(8,751)	(14,318)	(49,903)
Other, net (Note 15)	15,385	38,414	24,192
Changes in (net of effects from businesses acquired):
Receivables	(1,070,302)	709,908	46,100
Inventories	(459,917)	483,453	36,453
Accounts payable	963,332	(375,509)	(123,348)
Accrued expenses and other, net	(15,962)	3,409	(154,789)

Net cash flows (used for) provided by operating activities	(30,415)	1,118,035	453,617

Cash flows from financing activities:
Issuance of notes in public offerings, net of issuance costs (Note 7)	296,469	—	—
Repayment of notes (Note 7)	—	(300,000)	—
Repayment of bank debt, net (Note 7)	(1,732)	(90,444)	(22,428)
Repayment of other debt, net (Note 7)	(2,803)	(16,361)	(19,500)
Other, net (Note 12)	4,838	1,564	8,881

Net cash flows provided by (used for) financing activities	296,772	(405,241)	(33,047)

Cash flows from investing activities:
Purchases of property, plant and equipment	(66,888)	(110,219)	(89,657)
Cash proceeds from sales of property, plant and equipment	12,015	13,157	12,061
Acquisitions of operations and investments, net of cash acquired (Note 2)	(69,333)	(314,941)	(369,385)
Cash proceeds from divestiture activities (Note 2)	11,785	14,318	68,601

Net cash flows used for investing activities	(112,421)	(397,685)	(378,380)

Effect of exchange rate changes on cash and cash equivalents	(5,755)	(11,637)	40,909

Cash and cash equivalents:
— increase	148,181	303,472	83,099
— at beginning of year	943,921	640,449	557,350

— at end of year	$1,092,102	$943,921	$640,449

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
Investments — Investments in joint ventures and entities in which the Company has an ownership interest greater than 50% and exercises control over the venture are consolidated in the accompanying consolidated financial statements. Non-controlling interests in the years presented are not material and, as a result, are included in the caption “accrued expenses and other” in the accompanying consolidated balance sheets. Investments in joint ventures and entities in which the Company exercises significant influence but not control are accounted for using the equity method. The Company invests from time to time in ventures in which the Company’s ownership interest is less than 20% and over which the Company does not exercise significant influence. Such investments are accounted for under the cost method. The fair values for investments not traded on a quoted exchange are estimated based upon the historical performance of the ventures, the ventures’ forecasted financial performance and management’s evaluation of the ventures’ viability and business models. To the extent the book value of an investment exceeds its assessed fair value, the Company will record an appropriate impairment charge. Thus, the carrying value of the Company’s investments approximates fair value.
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
Goodwill — Goodwill represents the excess of the purchase price over the fair value of net assets acquired. Annual tests for goodwill impairment are performed by applying a fair-value based test to Avnet’s six reporting units, defined as each of the three regional businesses, which are the Americas, EMEA (Europe, Middle East and Africa), and Asia, within each of the Company’s operating groups. The Company conducts its periodic test for goodwill impairment annually, on the first day of the fiscal fourth quarter. A two-step process is used to evaluate goodwill for impairment. The first step is to determine if there is an indication of impairment by comparing the estimated fair value of each reporting unit to its carrying value including existing goodwill. Goodwill is considered impaired if the carrying value of a reporting unit exceeds the estimated fair value. The second step, which is performed only if there is an indication of impairment, determines the amount of the impairment by comparing the implied fair value of the reporting unit’s goodwill with its carrying value. To estimate fair value of each reporting unit, the Company uses a combination of present value and market valuation techniques. The estimated fair values could change in the future due to changes in market and business conditions that could affect the assumptions and estimates used in these valuation techniques.

AVNET, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
Foreign currency translation — The assets and liabilities of foreign operations are translated into US dollars at the exchange rates in effect at the balance sheet date, with the related translation adjustments reported as a separate component of shareholders’ equity and comprehensive income. Results of operations are translated using the average exchange rates prevailing throughout the period. Transactions denominated in currencies other than the functional currency of the Avnet business unit that is party to the transaction (primarily trade receivables and payables) are translated at exchange rates in effect at the balance sheet date or upon settlement of the transaction. Gains and losses from such translation are recorded in the consolidated statements of operations as a component of “other income (expense), net.” In fiscal 2010, 2009 and 2008, gains or losses on foreign currency translation were not material.
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
No provision for US income taxes has been made for approximately $1.7 billion of cumulative unremitted earnings of foreign subsidiaries at July 3, 2010 because those earnings are expected to be permanently reinvested outside the US. A hypothetical calculation of the deferred tax liability, assuming those earnings were remitted, is not practicable.
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
Revenue recognition —Revenue from product sales is recognized when persuasive evidence of an arrangement exists, delivery has occurred or services have been rendered, the sales price is fixed or determinable and collectibility is reasonably assured. Generally, these criteria are met upon shipment to customers. Most of the Company’s product sales come from product Avnet purchases from a supplier and holds in inventory. A portion of the Company’s sales are shipments of product directly from its suppliers to its customers. In such circumstances, Avnet negotiates the price with the customer, pays the supplier directly for the product shipped and bears credit risk of collecting payment from its customers. Furthermore, in such drop-shipment arrangements, Avnet bears responsibility for accepting returns of product from the customer even if Avnet, in turn, has a right to return the product to the original supplier if the product is defective. Under these terms, the Company serves as the principal with the customer and, therefore, recognizes the sale and cost of sale of the product upon receiving notification from the supplier that the product has shipped.
In addition, the Company has more limited contractual relationships with certain of its customers and suppliers whereby Avnet assumes an agency relationship in the transaction. In such arrangements, the Company recognizes the fee associated with serving as an agent in sales with no associated cost of sales.
Revenues from maintenance contracts are recognized ratably over the life of the contracts, generally ranging from one to three years.

AVNET, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
Revenues are recorded net of discounts, rebates and estimated returns. Provisions are made for discounts and rebates, which are primarily volume-based, and are based on historical trends and anticipated customer buying patterns. Provisions for returns are estimated based on historical sales returns, credit memo analysis and other known factors.
Comprehensive income (loss)— Comprehensive income (loss) represents net income (loss) for the year adjusted for changes in shareholders’ equity from non-shareholder sources. Accumulated comprehensive income items typically include currency translation and the impact of the Company’s pension liability adjustment, net of tax (see Note 4).
Stock-based compensation —The Company measures share-based payments, including grants of employee stock options, at fair value and recognizes the associated expense in the consolidated statement of operations over the service period (see Note 12).
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
Fair value of financial instruments — The Company measures financial assets and liabilities at fair value based upon exit price, representing the amount that would be received on the sale of an asset or paid to transfer a liability, in an orderly transaction between market participants. Accounting standards require inputs used in valuation techniques for measuring fair value on a recurring or non-recurring basis be assigned to a hierarchical level as follows: Level 1 are observable inputs that reflect quoted prices for identical assets or liabilities in active markets. Level 2 are observable market-based inputs or unobservable inputs that are corroborated by market data and Level 3 are unobservable inputs that are not corroborated by market data. The carrying amounts of the Company’s financial instruments, including cash and cash equivalents, receivables and accounts payable approximate their fair values at July 3, 2010 due to the short-term nature of these instruments. At July 3, 2010 and June 27, 2009, the Company had $643,281,000 and $463,403,000, respectively, of cash equivalents which were recorded based upon level 1 criteria. See Note 7 for further discussion of the fair value of the Company’s fixed rate long-term debt instruments and see Investments in this Note 1 for further discussion of the fair value of the Company’s investments in unconsolidated entities.
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
Subsequent events — The Company evaluates events and transactions for subsequent events that occur after its fiscal year end, or after quarter end for interim periods, through the date the consolidated financial statements are issued. The Company made its subsequent events evaluation through the date these consolidated financial statements were issued and considered the effect of such events in the preparation of these consolidated financial statements.
Fiscal year — The Company operates on a “52/53 week” fiscal year, which ends on the Saturday closest to June 30th. Fiscal 2010 contained 53 weeks while fiscal 2009 and 2008 contained 52 weeks. Unless otherwise noted, all references to “fiscal 2010” or any other “year” shall mean the Company’s fiscal year.
Management estimates — The preparation of financial statements in conformity with US generally accepted accounting principles requires management to make estimates and assumptions that affect certain reported amounts of assets and liabilities, disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.
Adoption of accounting standard — The Financial Accounting Standards Board issued authoritative guidance which requires the issuer of certain convertible debt instruments that may be settled in cash (or other assets) on conversion to separately account for the debt and equity (conversion option) components of the instrument. The standard requires the convertible debt to be recognized at the present value of its cash flows discounted using the non-convertible debt borrowing rate at the date of issuance. The resulting debt discount from this present value calculation is to be recognized as the value of the equity component and recorded to “additional paid in capital.” The discounted convertible debt is then required to be accreted up to its face value and recorded as non-cash interest expense over the expected life of the convertible debt. In addition, deferred financing costs associated with the convertible debt are required to be allocated between the debt and equity components based upon relative values. During the first quarter of fiscal 2010, the Company adopted this standard, however, there was no impact to the fiscal 2010 consolidated financial statements because the Company’s $300.0 million 2% Convertible Senior Debentures (the “Debentures”), to which this standard applies, were extinguished in March 2009. Due to the required retrospective application of this standard to prior periods, the Company adjusted the prior period comparative consolidated financial statements, which are summarized in the following tables.
As a result of the adoption of this accounting standard, the Company recognized the cumulative effect of the change on certain components of equity as of the beginning of the earliest fiscal year presented in the consolidated statements of shareholders’ equity as presented in the following table:

	June 30, 2007
	As Reported	Adjustments	As Adjusted
	(Thousands)
Additional paid in capital (1)	$1,094,210	$43,190	$1,137,400
Retained earnings (2)	$1,880,642	$(26,437)	$1,854,205

(1)	Adjustment represents the value of the equity component of the Debentures, net of deferred taxes.

(2)
Adjustment represents the accretion of the debt discount, net of tax, over the expected life of the Debentures, which was five years from the date of issuance, or March 2009, because this was the earliest date the Debenture holders had a right to exercise their put option.

AVNET, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

	Fiscal Year Ended
	June 27,	June 28,	June 30,
Adjustments—increase (decrease)	2009	2008	2007
	(Thousands, except per share data)
Selling, general and adminstrative expenses (3)	$(291)	$(388)	$(388)
Interest expense (4)	12,185	15,939	14,777
Income tax provision	(4,644)	(6,048)	(5,696)
Net income	(7,250)	(9,503)	(8,693)
Basic EPS	$(0.05)	$(0.06)	$(0.05)
Diluted EPS	$(0.05)	$(0.06)	$(0.06)

(3)	Adjustment represents a reduction to deferred financing cost amortization expense as a result of allocating a portion of such costs to the equity component of the Debentures.

(4)	Adjustment represents incremental non-cash interest expense as a result of accreting the Debenture debt discount.
Recent accounting pronouncements — In June 2009, the Financial Accounting Standards Board (“FASB”) issued authoritative guidance which establishes the FASB Accounting Standards CodificationTM (“ASC”) as the single source of authoritative US GAAP, organized by topic, and creates a new referencing system to identify authoritative guidance such that references to SFAS, EITF, etc. will no longer be valid. The Codification does not create any new GAAP standards. In addition, the Securities and Exchange Commission (“SEC”) rules and releases will remain as sources of authoritative US GAAP for SEC registrants. The standard was effective for the Company’s first quarter of fiscal 2010 and did not have a material impact on the Company’s consolidated financial statements.
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
In December 2007, the FASB issued authoritative guidance which establishes the requirements for how an acquirer recognizes and measures the identifiable assets acquired, the liabilities assumed, any non-controlling interest in the acquiree and the goodwill acquired. The standard requires acquisition costs be expensed instead of capitalized as was required under prior purchase accounting standards and also establishes disclosure requirements for business combinations. The standard, which was effective beginning in the Company’s first quarter of fiscal 2010, did not have a material impact on the Company’s consolidated statement of operations based upon the Company’s level of acquisition activity during fiscal 2010. However, based upon the acquisitions completed in July 2010, Bell Microproducts Inc. in particular (see Note 2), the Company expects to recognize transaction costs in its consolidated statement of operations in fiscal 2011 which would have been capitalized under the prior accounting rules and also expects to recognize restructuring costs in its consolidated statement of operations in fiscal 2011 that would have been recorded to goodwill under prior accounting rules.
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
2. Acquisitions and divestitures
Acquisitions
During fiscal 2010, 2009 and 2008, the Company has acquired sixteen businesses which are presented in the following table.

		Approximate
		Annualized	Acquisition
Acquired Business	Group & Region	Revenues (1)	Date
		(in millions)
Fiscal 2010
Servodata HP Division	TS EMEA	$20	04/08/10
PT Datamation Purwana Utama / PT Mitra Bisinfo Utama	TS Asia/Pac	90	04/05/10
Sunshine Joint Stock Company	TS Asia/Pac	30	11/30/09
Vanda Group	TS Asia/Pac	30	10/06/09
Fiscal 2009
Abacus Group plc	EM EMEA	$400	01/20/09
Nippon Denso Industry Co., Ltd.	EM Asia/Pac	140	12/29/08
Ontrack Solutions Pvt. Ltd.	TS Asia/Pac	13	07/31/08
Horizon Technology Group plc	TS EMEA	400	06/30/08
Source Electronics Corporation	EM Americas	82	06/30/08
Fiscal 2008
Azzurri Technology	EM EMEA	$100	03/31/08
YEL Electronics Hong Kong Ltd.	EM Asia/Pac	200	12/31/07
Division of Acal plc Ltd.	TS EMEA	200	12/17/07
ChannelWorx	TS Asia/Pac	30	10/31/07
Betronik GmbH	EM EMEA	40	10/31/07
Division of Magirus Group	TS EMEA	500	10/06/07
Flint Distribution Ltd.	EM EMEA	40	07/05/07

(1)
Represents the approximate annual revenue from the acquired businesses’ most recent fiscal year end prior to acquisition by Avnet and based upon average foreign currency exchange rates for those periods.

On July 6, 2010, subsequent to fiscal year 2010, the Company completed its previously announced acquisition of Bell Microproducts Inc. (“Bell”), a value-added distributor of storage and computing technology providing integration and support services to OEMs, VARs, system builders and end users in the US, Canada, EMEA and Latin America. Bell operated both a distribution and single tier reseller business and generated sales of approximately $3.0 billion in calendar 2009, of which 42%, 41% and 17% was generated in North America, EMEA and Latin America, respectively. The consideration for the transaction consisted of $7.00 in cash per share of Bell common stock which represented an equity value of approximately $252 million, including the accelerated vesting of, and cash payment for, Bell equity awards of approximately $25 million (which will be expensed in the first quarter of fiscal 2011) and the assumption of approximately $323 million in net debt, thereby resulting in an aggregate transaction value of approximately $575 million. The transaction is expected to be immediately accretive to earnings excluding integration and transaction costs. The Company is integrating Bell into both the EM and TS operating groups and expects cost saving synergies upon completion of the integration activities, which are anticipated to be completed by the end of fiscal 2011.

AVNET, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
Since the initial announcement in March 2010 of the definitive agreement to acquire Bell, several putative class actions were filed by alleged Bell shareholders in various state courts in California. All class action matters have since been settled for a nominal amount.
Divestitures
During fiscal 2010, the Company recognized a gain on the sale of assets as a result of certain earn-out provisions associated with the prior sale of the Company’s equity investment in Calence LLC. The gain on sale of assets was $8,751,000 pre-tax, $5,370,000 after tax and $0.03 per share on a diluted basis. In addition, the Company sold a cost method investment and received proceeds of approximately $3,034,000 in the second quarter of fiscal 2010.
During fiscal 2009, the Company recognized a gain on the sale of assets amounting to $14,318,000 pre-tax, $8,727,000 after tax and $0.06 per share as a result of certain earn-out provisions associated with the prior sale of the Company’s equity investment in Calence LLC.
During fiscal 2008, the Company recognized a gain on sale of assets of $49,903,000 pre-tax, $32,244,000 after tax and $0.21 per share on a diluted basis. The Company sold its equity investment in Calence LLC and received proceeds of approximately $65,601,000 which resulted in a gain on sale of assets of $42,426,000 pre-tax, $25,924,000 after tax and $0.17 per share on a diluted basis. The Company recorded a gain on sale of assets of $3,000,000 pre-tax, $1,843,000 after tax and $0.01 per share on a diluted basis in connection with the receipt of the last installment of contingent purchase price proceeds related to the fiscal 2006 sale of a TS business in the Americas. The Company also sold a building in the EMEA region and recognized a gain of $4,477,000 pre- and after tax and $0.03 per share on a diluted basis. Due to local tax allowances, the building sale was not taxable.
3. Accounts receivable securitization
The Company has an accounts receivable securitization program (the “Program”) with a group of financial institutions that allows the Company to sell, on a revolving basis, an undivided interest of up to $450,000,000 in eligible US receivables while retaining a subordinated interest in a portion of the receivables. The eligible receivables are sold through a wholly-owned bankruptcy-remote special purpose entity that is consolidated for financial reporting purposes. Financing under the Program does not qualify as off-balance sheet financing, as a result, the receivables and related debt obligation remain on the Company’s consolidated balance sheet as amounts are drawn on the Program. The Program has a one year term that expires at the end of August 2010 which is expected to be renewed for another year on comparable terms. There were no amounts outstanding under the Program as of July 3, 2010 or June 27, 2009. Expenses associated with the Program, which were not material in the past three fiscal years, consisted of program, facility and professional fees recorded in selling, general and administrative expenses in the accompanying consolidated statements of operations.
4. Comprehensive income (loss)
The following table illustrates the accumulated balances of comprehensive income items at July 3, 2010, June 27, 2009 and June 28, 2008:

	July 3,	June 27,	June 28,
	2010	2009	2008
	(Thousands)
Accumulated translation adjustments, net	$131,329	$290,846	$528,749
Accumulated pension liability adjustments, net of income taxes	(103,967)	(72,752)	(46,571)

Total	$27,362	$218,094	$482,178

AVNET, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
5. Property, plant and equipment, net
Property, plant and equipment are recorded at cost and consist of the following:

	July 3,	June 27,
	2010	2009
	(Thousands)
Land	$20,697	$19,951
Buildings	102,875	121,751
Machinery, fixtures and equipment	663,915	680,069
Leasehold improvements	56,686	54,586

	844,173	876,357
Less — accumulated depreciation and amortization	(541,590)	(570,675)

	$302,583	$305,682

Depreciation and amortization expense related to property, plant and equipment was $49,692,000, $50,653,000 and $49,171,000 in fiscal 2010, 2009 and 2008, respectively.
6. Goodwill and intangible assets
The following table presents the carrying amount of goodwill, by reportable segment, for the periods presented:

	Electronics	Technology
	Marketing	Solutions	Total
Carrying value at June 27, 2009	$240,388	$309,730	$550,118
Additions	11,318	14,090	25,408
Adjustments	(584)	—	(584)
Foreign currency translation	(8,496)	(137)	(8,633)

Carrying value at July 3, 2010	$242,626	$323,683	$566,309

Goodwill additions in EM, as presented in the preceding table, related to purchase accounting entries during the purchase price allocation period for acquisitions that closed prior to fiscal 2010. Goodwill additions in TS related to acquisitions that closed during fiscal 2010.
The Company performs its annual goodwill impairment test on the first day of its fiscal fourth quarter. In addition, if and when events or circumstances change that would more likely than not reduce the fair value of any of its reporting units below its carrying value, an interim test would be performed. Based upon the Company’s annual impairment tests performed for fiscal 2010 and 2008, there was no impairment of goodwill in the respective fiscal years. During fiscal 2009, the Company recognized goodwill and intangible asset impairment charges of $1,411,127,000 pre-tax, $1,376,983,000 after tax and $9.13 per share resulting from an interim impairment test performed at the end of the second quarter and from the annual impairment test performed during the fourth quarter of fiscal 2009. The non-cash charge had no impact on the Company’s compliance with debt covenants, its cash flows or available liquidity, but did have a material impact on its consolidated financial statements.
Fiscal 2009 impairment charges
In the second quarter of fiscal 2009, due to the steady decline in the Company’s market capitalization primarily related to the global economic downturn, the Company determined an interim impairment test was necessary. Based upon the test results, it was determined that the fair values of four of the Company’s six reporting units were below their carrying values as of the end of the second quarter of fiscal 2009. Accordingly, the Company recognized a non-cash goodwill impairment charge of $1,317,452,000 pre-tax, $1,283,308,000 after-tax and $8.51 per share in its second quarter of fiscal 2009 results.

AVNET, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
A two step process is used to test for goodwill impairment. The first step is to determine if there is an indication of impairment by comparing the estimated fair value of each reporting unit to its carrying value including existing goodwill. Goodwill is considered impaired if the carrying value of a reporting unit exceeds the estimated fair value. Upon an indication of impairment, a second step is performed to determine the amount of the impairment by determining the implied fair value of all of the reporting unit’s assets and liabilities, including identifiable intangible assets, and comparing the implied fair value of goodwill with its carrying value. The determination of fair value in both step one and step two utilized level 3 criteria under fair value measurement standards.
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
During the fourth quarter of fiscal 2009, the Company performed its annual goodwill impairment test which indicated that three of its six reporting units, including EM Asia and TS EMEA, continued to have fair values below their carrying values. As a result, the Company was required to recognize the impairment of additional goodwill which arose subsequent to the second quarter of fiscal 2009 in the EM Asia and TS EMEA reporting units. Of the non-cash goodwill impairment charges of $62,282,000 pre- and after tax and $0.41 per share recognized in the fourth quarter, $41,433,000 related to the recently acquired business in Japan, which was assigned to the EM Asia reporting unit. Accounting standards require goodwill from an acquisition to be assigned to a reporting unit and also requires goodwill to be tested on a reporting unit level, not by individual acquisition. As noted above, the annual impairment analysis indicated that the fair value of the EM Asia reporting unit continued to be below its carrying value. As a result, the goodwill from the acquisition was required to be impaired. The remaining $20,849,000 of the impairment charges related to additional goodwill in the TS EMEA reporting unit primarily as a result of final acquisition adjustments during the purchase price allocation period related to an acquisition for which the goodwill had been fully impaired in the second quarter of fiscal 2009.
Intangible assets
As of July 3, 2010, “Other assets” included customer relationship intangible assets with a carrying value of $48,508,000; consisting of $81,045,000 in original cost value and $32,537,000 of accumulated amortization and foreign currency translation. These assets are being amortized over a weighted average life of nine years. Intangible asset amortization expense was $8,629,000, $12,272,000 and $6,767,000 in fiscal 2010, 2009 and 2008, respectively. Amortization expense for the next five years is expected to be approximately $9,000,000 each year, based upon current foreign currency exchange rates.
During fiscal 2009, the Company evaluated the recoverability of its long-lived assets at each of the reporting units where goodwill was deemed to be impaired. Based upon this evaluation, which utilized level 3 criteria under fair value measurement standards, the Company determined that certain of its amortizable intangible assets were impaired. As a result, the Company recognized a non-cash intangible asset impairment charge of $31,393,000 pre- and after tax and $0.21 per share during the second quarter of fiscal 2009. In conjunction with the annual goodwill impairment test, the Company again evaluated the recoverability of its long-lived assets during the fourth quarter of fiscal 2009 and determined that no impairment had occurred.

AVNET, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
7. External financing
Short-term debt consists of the following:

	July 3,	June 27,
	2010	2009
	(Thousands)
Bank credit facilities	$35,617	$20,882
Other debt due within one year	932	2,412

Short-term debt	$36,549	$23,294

Bank credit facilities consist of various committed and uncommitted lines of credit with financial institutions utilized primarily to support the working capital requirements of foreign operations. The weighted average interest rate on the bank credit facilities was 4.0% and 1.8% at the end of fiscal 2010 and 2009, respectively.
The Company maintains an accounts receivable securitization program (the “Program”) with a group of financial institutions that allows the Company to sell, on a revolving basis, an undivided interest of up to $450,000,000 in eligible receivables while retaining a subordinated interest in a portion of the receivables. The Program does not qualify for sale treatment and, as a result, any borrowings under the Program are recorded as debt on the consolidated balance sheet. The Program contains certain covenants, all of which the Company was in compliance with as of July 3, 2010. The Program has a one year term that expires in August 2010 which is expected to be renewed on comparable terms. There were no amounts outstanding under the Program at July 3, 2010 or June 27, 2009.
Long-term debt consists of the following:

	July 3,	June 27,
	2010	2009
	(Thousands)
5.875% Notes due March 15, 2014	$300,000	$300,000
6.00% Notes due September 1, 2015	250,000	250,000
6.625% Notes due September 15, 2016	300,000	300,000
5.875% Notes due June 15, 2020	300,000	—
Other long-term debt	97,217	98,907

Subtotal	1,247,217	948,907
Discount on notes	(3,536)	(2,334)

Long-term debt	$1,243,681	$946,573

In June 2010, the Company issued $300,000,000 of 5.875% Notes due June 15, 2020. The Company received proceeds of $296,469,000 from the offering, net of discount and underwriting fees. The 5.875% Notes due 2020 rank equally in right of payment with all existing and future senior unsecured debt and interest will be payable in cash semi-annually in arrears on June 15 and December 15.
The Company has a five-year $500,000,000 unsecured revolving credit facility (the “Credit Agreement”) with a syndicate of banks which expires in September 2012. Under the Credit Agreement, the Company may elect from various interest rate options, currencies and maturities. The Credit Agreement contains certain covenants, all of which the Company was in compliance with as of July 3, 2010. As of the end of fiscal 2010, there were $93,682,000 in borrowings outstanding under the Credit Agreement included in “other long-term debt” in the consolidated financial statements. In addition, there were $8,597,000 in letters of credit issued under the Credit Agreement which represent a utilization of the Credit Agreement capacity but are not recorded in the consolidated balance sheet as the letters of credit are not debt. At June 27, 2009, there were $86,565,000 in borrowings outstanding under the Credit Agreement and $1,511,000 in letters of credit issued under the Credit Agreement.

AVNET, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
Aggregate debt maturities for fiscal 2011 through 2015 and thereafter are as follows (in thousands):

2011	$36,549
2012	1,170
2013	94,700
2014	301,071
2015	276
Thereafter	850,000

Subtotal	1,283,766
Discount on notes	(3,536)

Total debt	$1,280,230

At July 3, 2010, the carrying value and fair value of the Company’s debt was $1,280,230,000 and $1,350,233,000, respectively. Fair value was estimated primarily based upon quoted market prices.
8. Accrued expenses and other
Accrued expenses and other consist of the following:

	July 3,	June 27,
	2010	2009
	(Thousands)
Payroll, commissions and related accruals	$212,830	$184,533
Income taxes (Note 9)	100,422	37,261
Other (1)	227,524	252,779

	$540,776	$474,573

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

	Years Ended
	July 3,	June 27,	June 28,
	2010	2009	2008
	(Thousands)
Current:
Federal	$61,892	$69,835	$53,350
State and local	9,789	7,689	30,361
Foreign	56,608	50,007	19,015

Total current taxes	128,289	127,531	102,726

Deferred:
Federal	24,251	(55,743)	49,621
State and local	1,290	(5,250)	(10,628)
Foreign	20,883	(31,794)	62,107

Total deferred taxes	46,424	(92,787)	101,100

Provision for income taxes	$174,713	$34,744	$203,826

AVNET, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
The provision for income taxes noted above is computed based upon the split of income (loss) before income taxes from US and foreign operations. US income (loss) before income taxes was $241,029,000, ($733,915,000) and $337,303,000 and foreign income (loss) before income taxes was $344,054,000, ($361,053,000) and $356,101,000 in fiscal 2010, 2009 and 2008, respectively.
A reconciliation between the federal statutory tax rate and the effective tax rate is as follows:

	Years Ended
	July 3,	June 27,	June 28,
	2010	2009	2008
Federal statutory rate	35.0%	(35.0)%	35.0%
State and local income taxes, net of federal benefit	1.2	0.3	2.2
Foreign tax rates, including impact of valuation allowances	(6.6)	(2.0)	(5.4)
Change in contingency reserves	2.6	1.1	2.1
Tax audit settlements	(1.6)	(2.9)	(5.7)
Impairment charges	—	41.9	—
Other, net	(0.7)	(0.2)	1.2

Effective tax rate	29.9%	3.2%	29.4%

Foreign tax rates generally consist of the impact of the difference between foreign and federal statutory rates applied to foreign income (losses) and also include the impact of valuation allowances against the Company’s otherwise realizable foreign loss carry-forwards.
Avnet’s effective tax rate on income before income taxes was 29.9% in fiscal 2010 as compared with an effective tax rate of 3.2% in fiscal 2009. The fiscal 2009 effective tax rate impacted by non-deductible impairment charges and a change to estimates for existing tax positions, net of favorable tax audit settlements of $21,672,000, or $0.14 per share. Excluding the impact of these items, the effective tax rate for fiscal 2009 would have been 28.6%.
The significant components of deferred tax assets and liabilities, included primarily in “other assets” on the consolidated balance sheets, are as follows:

	July 3,	June 27,
	2010	2009
	(Thousands)
Deferred tax assets:
Inventory valuation	$8,276	$6,002
Accounts receivable valuation	24,264	20,747
Federal, state and foreign tax loss carry-forwards	361,988	396,933
Various accrued liabilities and other	101,254	83,259

	495,782	506,941

Less — valuation allowance	(331,423)	(315,020)

	164,359	191,921

Deferred tax liabilities:
Depreciation and amortization of property, plant and equipment	(23,177)	(24,447)

Net deferred tax assets	$141,182	$167,474

As of July 3, 2010, the Company had foreign net operating loss carry-forwards of approximately $1,197,057,000, approximately $156,443,000 of which have expiration dates ranging from fiscal 2011 to 2025 and the remaining $1,040,614,000 of which have no expiration date. Of the $156,443,000 of foreign net operating loss carry-forwards, $24,461,000 will expire during fiscal 2011 and 2012, substantially all of which have full valuation allowances. The carrying value of the Company’s net operating loss carry-forwards is dependent upon the Company’s ability to generate sufficient future taxable income in certain tax jurisdictions. In addition, the Company considers historic levels of income, expectations and risk associated with estimates of future taxable income and on-going prudent and feasible tax planning strategies in assessing a tax valuation allowance.

AVNET, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
Accruals for income tax contingencies (or accruals for unrecognized tax benefits) are included in “accrued expenses and other” and “other long term liabilities” on the consolidated balance sheet. These contingency reserves relate to various tax matters that result from uncertainties in the application of complex income tax regulations in the numerous jurisdictions in which the Company operates. The change to contingency reserves during fiscal 2010 is primarily due to the recognition of uncertainties in current year tax positions, a change to estimates for existing tax positions and favorable audit settlements. As of July 3, 2010, unrecognized tax benefits were $132,828,000, of which approximately $88,811,000, if recognized, would favorably impact the effective tax rate and the remaining balance would be substantially offset by valuation allowances. As of June 27, 2009, unrecognized tax benefits were $135,891,000, of which approximately $87,468,000, if recognized, would favorably impact the effective tax rate, and the remaining balance would be substantially offset by valuation allowances. In accordance with the Company’s accounting policy, accrued interest and penalties, if any, related to unrecognized tax benefits are recorded as a component of income tax expense. The accrual for unrecognized tax benefits included accrued interest expense and penalties of $18,308,000 and $12,476,000, net of applicable state tax benefit, as of the end of fiscal 2010 and fiscal 2009, respectively.
A reconciliation of the beginning and ending accrual balance for unrecognized tax benefits is as follows:

	Fiscal 2010	Fiscal 2009
Balance at beginning of year	$135,891	$124,765
Additions for tax positions taken in prior periods, including interest	32,723	30,930
Reductions for tax positions taken in prior periods, including interest	(33,168)	(45,876)
Additions for tax positions taken in current period	4,970	42,400
Reductions relating to settlements with taxing authorities	(96)	(10,574)
Reductions related to the lapse of statute of limitations	(2,006)	(2,876)
Reductions related to foreign currency translation	(5,486)	(2,878)

Balance at end of year	$132,828	$135,891

The evaluation of income tax positions requires management to estimate the ability of the Company to sustain its position and estimate the final benefit to the Company. To the extent that these estimates do not reflect the actual outcome there could be an impact on the consolidated financial statements in the period in which the position is settled, the statute of limitations expire or new information becomes available as the impact of these events are recognized in the period in which they occur. It is difficult to estimate the period in which the amount of a tax position will change as settlement may include administrative and legal proceedings whose timing the Company cannot control. The effects of settling tax positions with tax authorities and statute expirations may significantly impact the accrual for income tax contingencies. Within the next twelve months, management estimates that approximately $10,110,000 of tax contingencies will be settled primarily through agreement with the tax authorities for tax positions related to valuation matters; such matters are common to multinational companies. The expected cash payment related to the settlement of these contingencies is not significant.
The Company conducts business globally and consequently files income tax returns in numerous jurisdictions including those listed in the following table. It is also routinely subject to audit in these and other countries. The Company is no longer subject to audit in its major jurisdictions for periods prior to fiscal year 1999. The open years, by major jurisdiction, are as follows:

Jurisdiction	Fiscal Year
United States (federal and state)	2004 - 2010
Germany	2006 - 2010
United Kingdom	2007 - 2010
Netherlands	2003 - 2010
Belgium	1999 - 2010
Singapore	2004 - 2010
Taiwan	2005 - 2010
Hong Kong	2004 - 2010

AVNET, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
10. Pension and retirement plans
Pension Plan
The Company’s noncontributory defined benefit pension plan (the “Plan”) covers substantially all domestic employees. Employees are eligible to participate in the Plan following the first year of service during which they worked at least 1,000 hours. The Plan provides defined benefits pursuant to a cash balance feature whereby a participant accumulates a benefit based upon a percentage of current salary, which varies with age, and interest credits. The Company uses June 30 as the measurement date for determining pension expense and benefit obligations for each fiscal year. Not included in the tabulations and discussions that follow are pension plans of certain non-US subsidiaries, which are not material.
The following tables outline changes in benefit obligations, plan assets and the funded status of the Plan as of the end of fiscal 2010 and 2009:

	July 3,	June 27,
	2010	2009
	(Thousands)
Changes in benefit obligations:
Benefit obligations at beginning of year	$263,324	$279,141
Service cost	—	16,205
Interest cost	15,748	18,175
Plan amendments	34,000	(55,190)
Actuarial loss (gain)	19,591	24,506
Benefits paid	(55,725)	(19,513)

Benefit obligations at end of year	$276,938	$263,324

Change in plan assets:
Fair value of plan assets at beginning of year	$258,931	$252,547
Actual return on plan assets	34,008	(49,402)
Benefits paid	(55,725)	(19,513)
Contributions	41,750	75,299

Fair value of plan assets at end of year	$278,964	$258,931

Funded status of the plan recognized as a non-current asset (liability)	$2,026	$(4,393)

Amounts recognized in accumulated other comprehensive income:
Unrecognized net actuarial loss	$191,180	$181,147
Unamortized prior service credit	(16,306)	(55,190)

	$174,874	$125,957

Other changes in plan assets and benefit obligations recognized in other comprehensive income:
Net actuarial loss	$15,720	$100,446
Prior service cost (credit)	34,000	(55,190)
Amortization of net actuarial loss	(5,687)	(2,325)
Amortization of prior service credit	4,884	—

	$48,917	$42,931

AVNET, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
The Plan was amended effective July 1, 2010 to resume future accruals for compensation paid by the Company on or after July 1, 2010. The pension accrual formula was similar in structure to the formula that was frozen as of July 1, 2009. The Plan changes effected by this amendment were as follows:
•	an age-related contribution crediting schedule ranging from 4% to 16% of pension-eligible compensation

•	interest credits on post-July 1, 2010 pension accruals of 4% per year

•	inclusion of overtime pay in pension-eligible compensation

•	increase of the cap on pension-eligible compensation from $100,000 to the statutory limit

•	change in the actuarial factor basis used to convert account balances to annuity payment forms.
In October 2009, the Company agreed to settle a pension litigation matter, which was approved by the court in April 2010. As a result, the Plan was amended to increase benefits to certain former employees. This amendment, effective May 21, 2010, increased the benefit obligation by $34,000,000 and results in a prior service cost base which will be amortized over 11 years. To fund this additional liability, the Company made a voluntary contribution of $34,000,000 in June 2010. The impacts of the amendment described above are reflected in the preceding table as of July 3, 2010.
Included in “accumulated other comprehensive income” at July 3, 2010 is a pre-tax charge of $191,180,000 of net actuarial losses which have not yet been recognized in net periodic pension cost, of which $9,283,000 is expected to be recognized as a component of net periodic benefit cost during fiscal 2011. Also included is a pre-tax credit of $16,306,000 of prior service credit which has not yet been recognized in net periodic pension costs, of which $1,875,000 is expected to be recognized as a component of net periodic benefit costs during fiscal 2011.
Weighted average assumptions used to calculate actuarial present values of benefit obligations are as follows:

	2010	2009
Discount rate	5.25%	6.25%
Weighted average assumptions used to determine net benefit costs are as follows:

	2010	2009
Discount rate	6.25%	6.75%
Expected return on plan assets	9.00%	9.00%
The Company bases its discount rate on a hypothetical portfolio of bonds rated Aa by Moody’s Investor Services or AA by Standard & Poors. The bonds selected for this determination are based upon the estimated amount and timing of services of the pension plan.
Components of net periodic pension costs during the last three fiscal years are as follows:

	Years Ended
	July 3,	June 27,	June 28,
	2010	2009	2008
	(Thousands)
Service cost	$—	$16,205	$14,737
Interest cost	15,748	18,175	16,769
Expected return on plan assets	(30,137)	(26,539)	(23,337)
Recognized net actuarial loss	5,687	2,325	3,096
Amortization of prior service credit	(4,884)	—	—

Net periodic pension cost	$(13,586)	$10,166	$11,265

The Company made contributions of $41,750,000 in fiscal 2010 and $75,299,000, including a voluntary contribution of $53,000,000, in fiscal 2009.

AVNET, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
Benefit payments are expected to be paid to participants as follows for the next five fiscal years and the aggregate for the five years thereafter (in thousands):

2011	$17,263
2012	17,497
2013	19,788
2014	20,091
2015	19,353
2015 through 2020	106,050
The Plan’s assets are held in trust and were allocated as follows as of the June 30 measurement date for fiscal 2010 and 2009:

	2010	2009
Equity securities	74%	77%
Debt securities	25	23
Cash and receivables	1	—
The general investment objectives of the Plan are to maximize returns through a diversified investment portfolio in order to earn annualized returns that meet the long-term cost of funding the Plan’s pension obligations while maintaining reasonable and prudent levels of risk. The target rate of return on Plan assets is currently 9%, which represents the average rate of earnings expected on the funds invested or to be invested to provide for the benefits included in the benefit obligation. This assumption has been determined by combining expectations regarding future rates of return for the investment portfolio along with the historical and expected distribution of investments by asset class and the historical rates of return for each of those asset classes. The mix of equity securities is typically diversified to obtain a blend of domestic and international investments covering multiple industries. The Plan assets do not include any material investments in Avnet common stock. The Plan’s investments in debt securities are also diversified across both public and private fixed income securities. The Company’s current target allocation for the investment portfolio is for equity securities, both domestic and international, to represent approximately 76% of the portfolio with a policy for minimum investment in equity securities of 60% of the portfolio and a maximum of 92%. The majority of the remaining portfolio of investments is to be invested in fixed income securities.
As of June 30, 2010, the market value of plan assets by investment category was: US Equity ($161.9 million); US Bonds ($70.4 million); International Equity ($43.9 million) and cash and receivables ($2.8 million). Asset values are Level 1 for all asset categories as the fair values are based upon quoted market prices for identical assets. The pension assets were highly diversified to reduce the potential risk of significant concentrations of credit risk.
11. Long-term leases
The Company leases many of its operating facilities and is also committed under lease agreements for transportation and operating equipment. Rent expense charged to operations during the last three years is as follows:

	Years Ended
	July 3,	June 27,	June 28,
	2010	2009	2008
	(Thousands)
Buildings	$59,047	$58,213	$53,377
Equipment	5,440	6,169	5,799

	$64,487	$64,382	$59,176

AVNET, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
The aggregate future minimum operating lease commitments, principally for buildings, in fiscal 2011 through 2015 and thereafter (through 2020), are as follows (in thousands):

2011	$72,155
2012	54,314
2013	40,957
2014	23,251
2015	13,189
Thereafter	22,184

Total	$226,050

12. Stock-based compensation plans
The Company measures all share-based payments, including grants of employee stock options, at fair value and recognizes related expense in the consolidated statement of operations over the service period (generally the vesting period). During fiscal 2010, 2009 and 2008, the Company expensed $28,363,000, $18,269,000 and $25,389,000, respectively, for all stock-based compensation awards.
Stock plan
The Company has one stock compensation plan, the 2006 Stock Compensation Plan (“2006 Plan”) which was approved by the shareholders in fiscal 2007. The 2006 Plan has a termination date of November 8, 2016 and 1,234,954 shares were available for grant at July 3, 2010. At July 3, 2010, the Company had 6,774,177 shares of common stock reserved for stock option and stock incentive programs.
Stock options
Option grants under the 2006 Plan have a contractual life of ten years, vest 25% on each anniversary of the grant date, commencing with the first anniversary, and provide for a minimum exercise price of 100% of fair market value at the date of grant. Compensation expense associated with stock options during fiscal 2010, 2009 and 2008 were $3,558,000, $4,245,000 and $6,155,000, respectively.
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

	Years Ended
	July 3,	June 27,	June 28,
	2010	2009	2008
Expected term (years)	6.0	5.75	6.0
Risk-free interest rate	3.0%	3.4%	4.6%
Weighted average volatility	34.3%	30.7%	35.9%
Dividend yield	—	—	—

AVNET, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
The following is a summary of the changes in outstanding options for fiscal 2010:

			Weighted
		Weighted	Average
		Average	Remaining
		Exercise	Contractual
	Shares	Price	Life
Outstanding at June 27, 2009	3,881,806	$21.06	56 Months
Granted	395,684	$24.75	109 Months
Exercised	(623,864)	$22.10	20 Months
Forfeited or expired	(123,508)	$27.53	47 Months

Outstanding at July 3, 2010	3,530,118	$21.06	56 Months

Exercisable at July 3, 2010	2,648,562	$19.20	42 Months

The weighted-average grant-date fair values of stock options granted during fiscal 2010, 2009, and 2008 were $9.58, $10.21, and $14.90, respectively. There were no intrinsic values of share options outstanding or exercisable at July 3, 2010. The total intrinsic values of share options exercised during fiscal 2009 and 2008 were $3,000 and $109,000, respectively.
The following is a summary of the changes in non-vested stock options for the fiscal year ended July 3, 2010:

		Weighted
		Average
		Grant-Date
	Shares	Fair Value
Non-vested stock options at June 27, 2009	821,668	$11.14
Granted	395,684	$9.58
Vested	(298,583)	$11.03
Forfeited	(37,213)	$12.89

Non-vested stock options at July 3, 2010	881,556	$10.40

As of July 3, 2010, there was $9,170,000 of total unrecognized compensation cost related to non-vested stock options, which is expected to be recognized over a weighted-average period of 3.3 years. The total fair values of shares vested during fiscal 2010, 2009 and 2008 were $3,293,000, $5,555,000 and $4,969,000, respectively.
Cash received from option exercises during fiscal 2010, 2009 and 2008 totaled $4,134,000, $563,000 and $5,111,000, respectively. The impact of these cash receipts is included in “Other, net” in financing activities in the accompanying consolidated statements of cash flows.
Incentive shares
Delivery of incentive shares, and the associated compensation expense, is spread equally over a five-year period and is subject to the employee’s continued employment by the Company. As of July 3, 2010, 1,258,054 shares previously awarded have not yet been delivered. Compensation expense associated with this program was $14,614,000, $14,883,000 and $12,074,000 for fiscal years 2010, 2009 and 2008, respectively.

AVNET, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
The following is a summary of the changes in non-vested incentive shares for the fiscal year ended July 3, 2010:

		Weighted
		Average
		Grant-Date
	Shares	Fair Value
Non-vested incentive shares at June 27, 2009	1,139,243	$27.22
Granted	738,605	$24.82
Vested	(560,859)	$25.50
Forfeited	(58,935)	$27.49

Non-vested incentive shares at July 3, 2010	1,258,054	$26.57

As of July 3, 2010, there was $31,086,000 of total unrecognized compensation cost related to non-vested incentive shares, which is expected to be recognized over a weighted-average period of 2.6 years. The total fair values of shares vested during fiscal 2010, 2009 and 2008 were $14,301,000, $12,588,000 and $9,097,000, respectively.
Performance shares
Eligible employees, including Avnet’s executive officers, may receive a portion of their long-term equity-based incentive compensation through the performance share program, which allows for the award of shares of stock against performance-based criteria (“Performance Share Program”). The Performance Share Program provides for the issuance to each grantee of a number of shares of Avnet’s common stock at the end of a three-year period based upon the Company’s achievement of performance goals established by the Compensation Committee of the Board of Directors for each three-year period. For the Performance Share Programs granted in fiscal 2008 and 2009, the performance goals were initially based upon a three-year cumulative increase in the Company’s absolute economic profit, as defined, over the prior three-year period and the increase in the Company’s economic profit relative to the increase in the economic profit of a peer group of companies. During fiscal 2010, these performance goals were modified to eliminate the absolute economic profit goal; in addition, the fiscal 2009 and 2008 programs were modified to limit the percentage of performance stock units vesting to a maximum of 100%.
For the Performance Share Program granted in fiscal 2010, the performance goals are based upon a three-year cumulative increase in the Company’s economic profit relative to the increase in the economic profit of a peer group of companies.
During fiscal 2010, 2009 and 2008, the Company granted 242,390, 246,650 and 170,630 performance shares, respectively, to be awarded to participants in the Performance Share Program, of which 29,655 cumulatively have been forfeited. For the Performance Share Program granted in fiscal 2010, the actual amount of performance shares issued at the end of the three year period is determined based upon the level of achievement of the defined performance goals and can range from 0% to 200% of the initial award. As previously mentioned, the Performance Share Programs granted in fiscal 2008 and 2009 were limited to 100% of the initial award. The Company anticipates issuing 156,265 shares in the first quarter of fiscal 2011 based upon the goals achieved at the end of the fiscal 2008 Performance Share Program three-year period which ended July 3, 2010. During fiscal 2010 and 2008, the Company recognized compensation expense associated with the Performance Share Programs of $9,171,000 and $6,380,000, respectively. During fiscal 2009, the Company recorded a credit of $1,819,000 in selling, general and administrative expenses associated with the Performance Share Programs based upon actual performance under the 2007 plan and based upon the probability assessment of the remaining plans.
Outside director stock bonus plan
Non-employee directors are awarded shares equal to a fixed dollar amount of Avnet common stock upon their re-election each year, as part of their director compensation package. Directors may elect to receive this compensation in the form of common stock under the Outside Director Stock Bonus Plan or they may elect to defer their compensation to be paid in common stock at a later date. During fiscal 2010, 2009 and 2008, compensation cost associated with the outside director stock bonus plan was $1,020,000, $960,000 and $780,000, respectively.

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
The Company has a policy of repurchasing shares on the open market to satisfy shares purchased under the ESPP, and expects future repurchases during fiscal 2011 to be similar to the number of shares repurchased during fiscal 2010, based on current estimates of participation in the program. During fiscal 2010, 2009 and 2008, there were 67,168, 100,206 and 70,553 shares, respectively, of common stock issued under the ESPP program.
13. Commitments and contingencies
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

	Years Ended
	July 3,	June 27,	June 28,
	2010	2009	2008
	(Thousands, except per share data)
Numerator:
Net income (loss) for basic and diluted earnings per share	$410,370	$(1,129,712)	$489,578

Denominator:
Weighted average common shares for basic earnings (loss) per share	151,629	150,898	150,250
Net effect of dilutive stock options and stock awards	1,464	—	1,608
Net effect of 2% Convertible Debentures due March 15, 2034	—	—	562

Weighted average common shares for diluted earnings per share	153,093	150,898	152,420

Basic earnings (loss) per share	$2.71	$(7.49)	$3.26

Diluted earnings (loss) per share	$2.68	$(7.49)	$3.21

Options to purchase 700,000 and 12,000 shares of the Company’s stock were excluded from the calculations of diluted earnings per shares in fiscal 2010 and 2008, respectively, because the exercise price for those options was above the average market price of the Company’s stock during those periods. Inclusion of these options in the diluted earnings per share calculation would have had an anti-dilutive effect.
For fiscal 2009, dilutive effects of stock options, stock awards and shares issuable upon conversion of the 2% Convertible Debentures were excluded from the computation of earnings per diluted share because the Company recognized a net loss and inclusion of these items would have had an anti-dilutive effect. In addition, as of the end of fiscal 2009, the 2% Convertible Debentures were no longer outstanding.
For fiscal 2008, shares issuable upon conversion of the 2% Convertible Debentures were excluded from the computation of earnings per diluted share as a result of the Company’s election to satisfy the principal portion of the 2% Convertible Debentures in cash. For the conversion premium portion, which would be settled in shares, the shares issuable upon conversion were included from the calculation because the average stock price for those periods was above the conversion price per share of $33.84. As previously mentioned, as of the end of fiscal 2009, the 2% Convertible Debentures were no longer outstanding.

AVNET, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
15. Additional cash flow information
Other non-cash and reconciling items consist of the following:

	Years Ended
	July 3,	June 27,	June 28,
	2010	2009	2008
	(Thousands)
Provision for doubtful accounts	$33,825	$32,777	$12,315
Periodic pension (income) costs (Note 10)	(13,586)	10,166	11,265
Other, net	(4,854)	(4,529)	612

Total	$15,385	$38,414	$24,192

Interest and income taxes paid during the last three years were as follows:

	Years Ended
	July 3,	June 27,	June 28,
	2010	2009	2008
	(Thousands)
Interest	$60,556	$66,895	$71,549
Income taxes	$92,565	$126,010	$170,764
Non-cash activity during fiscal 2010 included amounts recorded through comprehensive income and, therefore, are not included in the consolidated statement of cash flows. Fiscal 2010 included an adjustment to increase pension liabilities (including non-US pension liabilities) of $50,502,000 which was recorded net of related deferred tax benefit of $19,287,000 in other comprehensive income (see Notes 4 and 10). Other non-cash activities included assumed debt of $5,858,000 and assumed liabilities of $35,913,000 as a result of the acquisitions completed in fiscal 2010 (see Note 2).
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
EM markets and sells semiconductors and interconnect, passive and electromechanical devices and embedded products. EM markets and sells its products and services to a diverse customer base serving many end-markets including automotive, communications, computer hardware and peripheral, industrial and manufacturing, medical equipment, military and aerospace. EM also offers an array of value-added services that help customers evaluate, design-in and procure electronic components throughout the lifecycle of their technology products and systems, including supply-chain management, engineering design, inventory replenishment systems, connector and cable assembly and semiconductor programming.

AVNET, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)
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

	Years Ended
	July 3,	June 27,	June 28,
	2010	2009	2008
	(Millions)
Sales:
Electronics Marketing	$10,966.8	$9,192.8	$10,326.8
Technology Solutions	8,193.4	7,037.1	7,625.9

	$19,160.2	$16,229.9	$17,952.7

Operating income (loss):
Electronics Marketing	$491.6	$354.5	$564.4
Technology Solutions	251.7	201.4	261.0
Corporate	(82.3)	(64.5)	(75.7)

	661.0	491.4	749.7
Impairment charges (Note 6)	—	(1,411.1)	—
Restructuring, integration and other charges (Note 17)	(25.4)	(99.3)	(38.9)

	$635.6	$(1,019.0)	$710.8

Assets:
Electronics Marketing	$4,441.8	$3,783.4	$5,140.5
Technology Solutions	2,553.8	2,036.8	2,785.1
Corporate	786.7	453.3	274.5

	$7,782.3	$6,273.5	$8,200.1

Capital expenditures:
Electronics Marketing	$30.1	$61.1	$46.4
Technology Solutions	17.2	38.5	28.2
Corporate	19.6	10.6	15.1

	$66.9	$110.2	$89.7

Depreciation & amortization expense:
Electronics Marketing	$24.6	$26.8	$24.1
Technology Solutions	15.7	18.3	13.0
Corporate	20.3	20.7	21.7

	$60.6	$65.8	$58.8

Sales, by geographic area, are as follows:
Americas(1)	$8,367.3	$7,572.2	$8,578.5
EMEA(2)	5,948.3	5,268.4	5,958.8
Asia/Pacific(3)	4,844.6	3,389.3	3,415.4

	$19,160.2	$16,229.9	$17,952.7

AVNET, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

	Years Ended
	July 3,	June 27,	June 28,
	2010	2009	2008
	(Millions)
Property, plant and equipment, net, by geographic area:
Americas(4)	$182.2	$183.9	$148.9
EMEA(5)	98.5	101.3	64.9
Asia/Pacific	21.9	20.5	13.4

	$302.6	$305.7	$227.2

(1)	Includes sales in the United States of $7.6 billion, $6.8 billion and $7.8 billion for fiscal year 2010, 2009 and 2008, respectively.

(2)
Includes sales in Germany and the United Kingdom of $2.1 billion and $1.1 billion, respectively, for fiscal 2010. Includes sales in Germany of $1.8 billion and $2.2 billion for fiscal 2009 and 2008, respectively. Sales in the United Kingdom in fiscal year 2009 were $1.0 billion, while fiscal 2008 sales were not a significant component of consolidated sales.

(3)
Includes sales of $1.3 billion, $2.0 billion and $1.0 billion in Taiwan, China (including Hong Kong) and Singapore, respectively, for fiscal 2010. Includes sales of $966.9 million, $1.3 billion and $752.9 million in Taiwan, China (including Hong Kong) and Singapore, respectively, for fiscal 2009. Includes sales of $991.9 million, $1.3 billion and $761.5 million in Taiwan, China (including Hong Kong) and Singapore, respectively, for fiscal 2008.

(4)	Includes property, plant and equipment, net, of $178.2 million, $179.6 million and $145.4 million in the United States for fiscal 2010, 2009 and 2008, respectively.

(5)
Includes property, plant and equipment, net, of $48.0 million, $20.4 million and $13.4 million in Germany, Belgium and the United Kingdom, respectively, for fiscal 2010. Fiscal 2009 and 2008 includes property, plant and equipment, net, of $41.4 million and $31.8 million, respectively, in Germany, $24.2 million and $16.8 million, respectively, in Belgium. Property, plant and equipment, net, in the United Kingdom for fiscal 2009 was $26.8 million and was not a significant component of consolidated property, plant and equipment, net in fiscal 2008.

The Company manages its business based upon the operating results of its two operating groups before impairment charges (see Note 6) and restructuring, integration and other charges (see Note 17). In fiscal 2010, 2009 and 2008, presented above, approximate unallocated pre-tax impairment charges and restructuring, integration and other items related to EM and TS, respectively, were $14,701,000 and $10,579,000 in fiscal 2010, $1,116,335,000 and $389,561,000 in fiscal 2009, and $12,183,000 and $17,787,000 in fiscal 2008, respectively. The remaining restructuring, integration and other items in each year relate to corporate activities.
17. Restructuring, integration and other charges
Fiscal 2010
During fiscal 2010, the Company recognized restructuring, integration and other charges of $25,419,000 pre-tax, $18,789,000 after tax and $0.12 per share on a diluted basis related to remaining cost reduction actions announced in fiscal 2009 which were taken in response to market conditions as well as integration costs associated with acquired businesses in addition to a value-added tax exposure and acquisition-related costs partially offset by a credit related to prior restructuring reserves.

AVNET, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Year Ended
July 3, 2010
(Thousands)
Restructuring charges	$15,991
Integration costs	2,931
Value-added tax exposure	6,477
Other	3,261
Reversal of excess restructuring reserves recorded in prior periods	(3,241)

Total restructuring, integration and other charges	$25,419

The activity related to the restructuring charges incurred during fiscal 2010 is presented in the following table:

	Severance	Facility
	Reserves	Exit Costs	Other	Total
	(Thousands)
Fiscal 2010 pre-tax charges	$9,683	$3,711	$2,597	$15,991
Amounts utilized	(8,439)	(2,287)	(294)	(11,020)
Adjustments	(555)	—	(284)	(839)
Other, principally foreign currency translation	(150)	(19)	(183)	(352)

Balance at July 3, 2010	$539	$1,405	$1,836	$3,780

Of the $15,991,000 of restructuring charges incurred during fiscal 2010, $11,159,000 and $4,102,000 related to EM and TS, respectively, with the remaining attributable to corporate. Severance charges recorded in fiscal 2010 were related to personnel reductions of over 150 employees in administrative, finance and sales functions in connection with the cost reduction actions in all three regions. Facility exit costs consisted of lease liabilities and fixed asset write-downs associated with seven vacated facilities in the Americas, one in EMEA and four in the Asia/Pac region. Other charges consisted primarily of contractual obligations with no on-going benefit to the Company. Cash payments of $9,863,000 are reflected in the amounts utilized during fiscal 2010 and the remaining amounts utilized were related to non-cash asset write downs. As of July 3, 2010, management expects the majority of the remaining severance reserves to be utilized by the end of fiscal 2011, the remaining facility exit cost reserves to be utilized by the end of fiscal 2013 and the reserves related to other contractual obligations to be utilized by the end of fiscal 2012.
During fiscal 2010, the Company incurred integration costs for professional fees, facility moving costs and travel, meeting, marketing and communication costs that were incrementally incurred as a result of the integration efforts of previously acquired businesses.
Also during fiscal 2010, the Company recognized a charge for a value-added tax exposure in Europe related to an audit of prior years and other charges related primarily to acquisition-related costs which would have been capitalized in under prior accounting rules. In addition, the Company recognized a credit to reverse restructuring reserves which were determined to be no longer necessary.

AVNET, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
Fiscal 2009
In response to the decline in sales and gross profit margin due to weaker market conditions, the Company initiated significant cost reduction actions during fiscal 2009 in order to realign its expense structure with market conditions. As a result, the Company incurred restructuring, integration and other charges totaling $99,342,000 pre-tax, $65,310,000 after tax and $0.43 per share during fiscal 2009 related to the cost reductions as well as integration costs associated with recently acquired businesses. The Company also recorded a reversal of $2,514,000 for severance, lease and other reserves that were deemed excessive and credited to restructuring, integration and other charges. Integration costs of $11,160,000 included professional fees, facility moving costs, travel, meeting, marketing and communication costs that were incrementally incurred as a result of the acquisition integration efforts. Other items recorded to restructuring, integration and other charges included a net credit of $1,201,000 related to acquisition adjustments for which the purchase allocation period had closed, a loss of $3,091,000 resulting from a decline in the market value of certain small investments that the Company liquidated, and $3,830,000 of incremental intangible asset amortization. The costs incurred during fiscal 2009 are presented in the following table.

Year Ended
June 27, 2009
(Thousands)
Restructuring charges	$84,976
Integration costs	11,160
Reversal of excess prior year restructuring reserves	(2,514)
Prior year acquisition adjustments	(1,201)
Loss on investment	3,091
Incremental amortization	3,830

Total restructuring, integration and other charges	$99,342

The following table presents the activity during fiscal 2010 related to reserves established as part of this restructuring plan:

	Severance	Facility
	Reserves	Exit Costs	Other	Total
	(Thousands)
Balance at June 27, 2009	$19,471	$26,678	$2,458	$48,607
Amounts utilized	(13,537)	(7,557)	(217)	(21,311)
Adjustments	(3,990)	(1,708)	(301)	(5,999)
Other, principally foreign currency translation	(24)	(277)	(306)	(607)

Balance at July 3, 2010	$1,920	$17,136	$1,634	$20,690

Of the $84,976,000 of restructuring charges incurred during fiscal 2009, $55,318,000 and $29,179,000 related to EM and TS, respectively, with the remaining attributable to corporate. Severance charges related to personnel reductions of approximately 1,900 employees in administrative, finance and sales functions in connection with the cost reduction actions in all three regions of both operating groups with employee reductions of approximately 1,400 in EM, 400 in TS and the remaining from centralized support functions. Exit costs for vacated facilities related to 29 facilities in the Americas, 13 in EMEA and three in Asia/Pac. Other charges included fixed asset write-downs and contractual obligations with no on-going benefit to the Company. The amounts utilized during the fiscal year represents cash payments. As of July 3, 2010, management expects the majority of the remaining severance reserves to be utilized by the end of fiscal 2011, the remaining facility exit cost reserves to be utilized by the end of fiscal 2015 and other contractual obligations to be utilized by the end of fiscal 2011.

AVNET, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
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
The following table presents the activity during fiscal 2010 related to reserves established as part of this restructuring plan:

	Severance	Facility
	Reserves	Exit Costs	Other	Total
		(Thousands)
Balance at June 27, 2009	$1,395	$1,468	$114	$2,977
Amounts utilized	(698)	(478)	(97)	(1,273)
Adjustments	(139)	—	(22)	(161)
Other, principally foreign currency translation	(45)	(57)	5	(97)

Balance at July 3, 2010	$513	$933	$—	$1,446

The amounts utilized during the fiscal year represent cash payments. As of July 3, 2010, management expects the majority of the remaining severance reserves to be utilized in fiscal 2011 and the remaining facility exit cost reserves to be utilized by the end of fiscal 2015.

AVNET, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
Fiscal 2007 and prior restructuring reserves
In fiscal 2007 and prior, the Company incurred restructuring charges under four separate restructuring plans. The table below presents the activity during fiscal 2010 related to reserves established as part of these restructuring plans:

Restructuring charges	Total
(Thousands)
Balance at June 27, 2009	$1,807
Amounts utilized	(1,512)
Adjustments	(48)
Other, principally foreign currency translation	4

Balance at July 3, 2010	$251

The amounts utilized during fiscal 2010 represent cash payments. As of July 3, 2010, the remaining reserves related to severance and other contractual obligations which are expected to be utilized by the end of fiscal 2011 and facility exit costs which are expected to be utilized by the end of fiscal 2013.
18. Summary of quarterly results (unaudited):

	First	Second	Third	Fourth
	Quarter	Quarter	Quarter	Quarter	Year(a)
	(Millions, except per share amounts)
2010(b)
Sales	$4,355.0	$4,834.5	$4,756.8	$5,213.8	$19,160.2
Gross profit	499.7	551.9	582.8	645.8	2,280.2
Net income	50.9	103.9	114.5	141.1	410.4
Diluted earnings per share	0.33	0.68	0.75	0.92	2.68
2009(c)
Sales	$4,494.5	$4,269.2	$3,700.8	$3,765.4	$16,229.9
Gross profit	584.2	533.5	462.5	442.8	2,023.0
Net income (loss) (d)	90.3	(1,205.0)	15.8	(30.9)	(1,129.7)
Diluted earnings (loss) per share (d)	0.59	(7.99)	0.10	(0.20)	(7.49)

(a)	Quarters may not add to the year due to rounding.

(b)
First quarter of fiscal 2010 results were impacted by restructuring, integration and other charges which totaled $18.1 million pre-tax, $13.2 million after tax and $0.09 per share on a diluted basis. Restructuring charges consisted of severance costs, facility exit costs, and fixed asset write-downs related to previously announced cost reduction actions. The Company recognized a reversal of excess prior year restructuring reserves and also recognized integration costs associated with acquired businesses and other charges. In addition, the Company recognized a net increase in taxes of $3.1 million and $0.02 per share on a diluted basis related an adjustment for a prior year tax return and additional tax reserves, net of a benefit from a favorable income tax audit settlement. Second quarter results were impacted by a gain on the sale of assets of $5.5 million pre-tax, $3.4 million after tax and $0.02 per share on a diluted basis as a result of certain earn-out provisions associated with the earlier sale of the Company’s equity investment in Calence LLC. Third quarter of fiscal 2010 results were impacted by restructuring, integration and other charges of $7.3 million pre-tax, $5.6 million after tax and $0.04 per share on a diluted basis which included (i) $6.5 million pre-tax for a value-added tax exposure in Europe related to an audit of prior years, (ii) $2.1 million pre-tax related to acquisition-related costs, and (iii) a credit of $1.3 million pre-tax related to reversals of restructuring reserves no longer deemed necessary. In addition, third quarter results were impacted by a gain on the sale of assets of $3.2 million pre-tax, $1.9 million after tax and $0.01 per share on a diluted basis as a result of a final earn-out payment associated with the earlier sale of the Company’s equity investment in Calence LLC and were impacted by a net tax benefit of $2.3 million and $0.02 per share on a diluted basis related to adjustments for a prior year tax return and a benefit from a favorable income tax audit settlement partially offset by additional tax reserves for existing tax positions.

AVNET, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

(c)
Fiscal 2009 results were adjusted for the retrospective application of an accounting standard (see Note 1). First quarter results were impacted by restructuring integration and other charges which totaled $10.0 million pre-tax, $8.9 million after tax and $0.06 per share on a diluted basis and consisted of restructuring, integration charges of $5.1 million, incremental amortization expense of $3.8 million and other charges of $1.1 million. Items impacting second quarter fiscal 2009 results included goodwill and intangible asset impairment charges of $1.35 billion pre-tax, $1.31 billion after tax and $8.72 per share, restructuring and integration charges of $11.1 million pre-tax, $8.0 million after tax and $0.05 per share, and other charges of $2.0 million pre- and after tax and $0.01 per share. The Company also recognized a net tax benefit of $27.3 million, or $0.18 per share on a diluted basis. Items impacting third quarter included restructuring and integration charges of $30.7 million pre-tax, $20.8 million after tax and $0.14 per share on a diluted basis, and acquisition adjustments outside of the allocation period of $2.0 million pre-tax, $1.5 million after tax and $0.01 per share on a diluted basis. The Company also recognized additional tax reserves of $4.5 million and $0.03 per share on a diluted basis for contingencies related to a prior acquisition partially offset by a tax benefit for interest on a tax settlement. Items impacting the fourth quarter fiscal 2009 totaled $105.8 million pre-tax, $78.9 million after tax and $0.52 per share and consisted of goodwill impairment charges of $62.3 million, restructuring and integration charges of $46.7 million pre-tax, income of $3.2 million pre-tax related to acquisition adjustments recognized after the end of the allocation period and a gain of $14.3 million pre-tax associated with the prior sale of its equity investment in Calence LLC.

(d)	As adjusted for the retrospective application of an accounting standard. See Note 1 to the consolidated financial statements.

SCHEDULE II
AVNET, INC. AND SUBSIDIARIES
VALUATION AND QUALIFYING ACCOUNTS
Years Ended July 3, 2010, June 27, 2009 and June 28, 2008

Column A	Column B	Column C				Column D		Column E
		Additions
	Balance at	Charged to		Charged to				Balance at
	Beginning	Costs and		Other Accounts —		Deductions —		End of
Description	of Period	Expenses		Describe		Describe		Period
	(Thousands)
Fiscal 2010
Allowance for doubtful accounts	$85,477	$33,825		$—		$(38,105	)(a)	$81,197
Valuation allowance on foreign tax loss carryforwards (Note 9)	315,020	(1,338	)(b)	—		17,741	(c)	331,423

Fiscal 2009
Allowance for doubtful accounts	76,690	32,777		2,841	(d)	(26,831	)(a)	85,477
Valuation allowance on foreign tax loss carryforwards (Note 9)	344,034	5,697		—		(34,711	)(e)	315,020

Fiscal 2008
Allowance for doubtful accounts	102,121	12,315		1,351	(d)	(39,097	)(a)	76,690
Valuation allowance on foreign tax loss carryforwards (Note 9)	346,947	14,463		—		(17,376	)(f)	344,034

(a)	Uncollectible accounts written off.

(b)	Includes the release of valuation allowance against the associated deferred tax asset as it was determined the operating tax loss carryforwards can be utilized.

(c)
Includes the impact of deferred tax rate changes, the translation impact of changes in foreign currency exchange rates and the increase of valuation allowance against associated deferred tax benefits as it was determined the related operating tax loss carryforward cannot be utilized.

(d)	Includes allowance for doubtful accounts as a result of acquisitions.

(e)	Includes the impact of deferred tax rate changes and the translation impact of changes in foreign currency exchange rates.

(f)
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

4.2
Officers’ Certificate dated March 5, 2004, establishing the terms of the 2% Convertible Senior Debentures due 2034. (incorporated herein by reference to the Company’s Current Report on Form 8-K dated March 8, 2004, Exhibit 4.2).

4.3
Officers’ Certificate dated August 19, 2005, establishing the terms of the 6.00% Notes due 2015. (incorporated herein by reference to the Company’s Current Report on Form 8-K dated August 19, 2005, Exhibit 4.2).

4.4
Officers’ Certificate dated September 12, 2006, establishing the terms of the 6.625% Notes due 2016. (incorporated herein by reference to the Company’s Current Report on Form 8-K dated September 12, 2006, Exhibit 4.2).

4.5
Officers’ Certificate dated March 7, 2007, establishing the terms of the 5 7/8% Notes due 2014 (incorporated herein by reference to the Company’s Current Report on Form 8-K dated March 7, 2007, Exhibit 4.2).

4.6
Indenture dated as of June 22, 2010, between the Company and Wells Fargo Bank, National Association, as Trustee, providing for the issuance of Debt Securities in one or more series. (incorporated herein by reference to the Company’s Current Report on Form 8-K dated June 22, 2010, Exhibit 4.1).

4.7	Officers’ Certificate establishing the terms of the 5.875% Notes due 2020 (incorporated herein by reference to the Company’s Current Report on Form 8-K dated June 22, 2010, Exhibit 4.2).

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

Exhibit
Number	Exhibit

10.4	Avnet 1990 Stock Option Plan (incorporated herein by reference to the Company’s Annual Report on Form 10-K for the fiscal year ended June 30, 1992, Exhibit 10E).
10.5	Avnet 1995 Stock Option Plan (incorporated herein by reference to the Company’s Current Report on Form 8-K dated February 12, 1996, Exhibit 10).
10.6	Avnet 1996 Incentive Stock Option Plan (incorporated herein by reference to the Company’s Registration Statement on Form S-8, Registration No. 333-17271, Exhibit 99).
10.7	Amended and Restated Avnet 1997 Stock Option Plan (incorporated herein by reference to the Company’s Current Report on Form 8-K dated August 29, 2006, Exhibit 10.1).
10.8
Retirement Plan for Outside Directors of Avnet, Inc., (Amended and Restated Effective Generally as of January 1, 2009) (incorporated herein by reference to the Company’s Current Report on Form 8-K dated August 13, 2010, Exhibit 10.1).

10.9
Avnet, Inc. Deferred Compensation Plan for Outside Directors (Amended and Restated Effective Generally as of January 1, 2009) (incorporated herein by reference to the Company’s Current Report on Form 8-K dated August 13, 2010, Exhibit 10.2).

Avnet Supplemental Executive Officers’ Retirement Plan (Amended and Restated Effective Generally as of January 1, 2009) (incorporated herein by reference to the Company’s Current Report on Form 8-K dated August 13, 2010, Exhibit 10.3).

10.10	Avnet 1999 Stock Option Plan (incorporated by reference to the Company’s Current Report on Form 8-K dated August 29, 2006 Exhibit 10.2).
10.11	Avnet, Inc. Executive Incentive Plan (incorporated herein by reference to the Company’s Proxy Statement dated October 7, 2002).
10.12
Avnet, Inc. 2003 Stock Compensation Plan (Amended and Restated Effective Generally as of January 1, 2009) (incorporated herein by reference to the Company’s Current Report on Form 8-K dated August 13, 2010, Exhibit 10.4).

10.13	Avnet, Inc. 2003 Stock Compensation Plan:
(a) Form of nonqualified stock option agreement
(b) Form of nonqualified stock option agreement for non-employee director
(c) Form of incentive stock option agreement
(d) Form of performance stock unit term sheet

(incorporated by reference to the Company’s Current Report on Form 8-K dated August 29, 2006, Exhibit 10.3).
10.14
Avnet, Inc. 2006 Stock Compensation Plan (Amended and Restated Effective Generally as of January 1, 2009) (incorporated herein by reference to the Company’s Current Report on Form 8-K dated August 13, 2010, Exhibit 10.5).

10.15	Avnet, Inc. 2006 Stock Compensation Plan:
(a) Form of nonqualified stock option agreement
(b) Form of nonqualified stock option agreement for non-employee director
(c) Form of performance stock unit term sheet (revised effective August 13, 2009 by (f) below)
(d) Form of incentive stock option agreement
(e) Long Term Incentive Letter

(incorporated by reference to the Company’s Current Report on Form 8-K dated May 16, 2007, Exhibit 99.1).

(f) Form of performance stock unit term sheet (incorporated by reference to the Company’s Current Report on Form 8-K dated August 19, 2009, Exhibit 99.1).
10.16
Avnet Deferred Compensation Plan (Amended and Restated Effective Generally as of January 1, 2009) (incorporated herein by reference to the Company’s Current Report on Form 8-K dated August 13, 2010, Exhibit 10.6).

Exhibit
Number	Exhibit

10.17
Form of Indemnity Agreement. The Company enters into this form of agreement with each of its directors and officers. (incorporated herein by reference to the Company’s Quarterly Report on Form 10-Q dated May 8, 2006, Exhibit 10.1).

10.18	Form option agreements for stock option plans (incorporated by reference to the Company’s Current Report on Form 8-K dated September 8, 2004, Exhibit 10.4).
(a) Non-Qualified stock option agreement for 1999 Stock Option Plan
(b) Incentive stock option agreement for 1999 Stock Option Plan
(c) Incentive stock option agreement for 1996 Stock Option Plan
(d) Non-Qualified stock option agreement for 1995 Stock Option Plan
Bank Agreements
10.19	Securitization Program

(a) Receivables Sale Agreement, dated as of June 28, 2001 between Avnet, Inc., as Originator and Avnet Receivables Corporation as Buyer (incorporated herein by reference to the Company’s Current Report on Form 8-K dated September 26, 2002, Exhibit 10J).

(b) Amendment No. 1, dated as of February 6, 2002, to Receivables Sale Agreement in 10.19(a) above (incorporated herein by reference to the Company’s Current Report on Form 8-K dated September 26, 2002, Exhibit 10K).

(c) Amendment No. 2, dated as of June 26, 2002, to Receivables Sale Agreement in 10.19(a) above (incorporated herein by reference to the Company’s Current Report on Form 8-K dated September 26, 2002, Exhibit 10L).

(d) Amendment No. 3, dated as of November 25, 2002, to Receivables Sale Agreement in 10.19(a) above (incorporated herein by reference to the Company’s Current Report on Form 8-K dated December 17, 2002, Exhibit 10B).

(e) Amendment No. 4, dated as of December 12, 2002, to Receivables Sale Agreement in 10.19(a) above (incorporated herein by reference to the Company’s Current Report on Form 8-K dated December 17, 2002, Exhibit 10E).

(f) Amendment No. 5, dated as of August 15, 2003, to Receivables Sale Agreement in 10.19(a) above (incorporated herein by reference to the Company’s Current Report on Form 8-K dated September 15, 2003, Exhibit 10C).

(g) Amendment No. 6, dated as of August 3, 2005, to Receivables Sale Agreement in 10.19(a) above (incorporated herein by reference to the Company’s Current Report on Form 8-K dated September 13, 2005, Exhibit 10.1).

(h) Amendment No. 7, dated as of August 29, 2007, to Receivables Sale Agreement in 10.19(a) above (incorporated herein by reference to the Company’s Current Report on Form 8-K dated August 13, 2010, Exhibit 10.7).

(i) Amended and Restated Receivables Purchase Agreement dated as of February 6, 2002 among Avnet Receivables Corporation, as Seller, Avnet, Inc., as Servicer, the Companies, as defined therein, the Financial Institutions, as defined therein, and Bank One, NA (Main Office Chicago) as Agent (incorporated herein by reference to the Company’s Current Report on Form 8-K dated September 26, 2002, Exhibit 10M).*

(j) Amendment No. 1, dated as of June 26, 2002, to the Amended and Restated Receivables Purchase Agreement in 10.19(i) above (incorporated herein by reference to the Company’s Current Report on Form 8-K dated September 26, 2002, Exhibit 10N).

(k) Amendment No. 2, dated as of November 25, 2002, to the Amended and Restated Receivables Purchase Agreement in 10.19(i) above (incorporated herein by reference to the Company’s Current Report on Form 8-K dated December 17, 2002, Exhibit 10A).

(l) Amendment No. 3, dated as of December 9, 2002, to the Amended and Restated Receivables Purchase Agreement in 10.19(i) above (incorporated herein by reference to the Company’s Current Report on Form 8-K dated December 17, 2002, Exhibit 10C).

Exhibit
Number	Exhibit

(m) Amendment No. 4, dated as of December 12, 2002, to the Amended and Restated Receivables Purchase Agreement in 10.19(i) above (incorporated herein by reference to the Company’s Current Report on Form 8-K dated December 17, 2002, Exhibit 10D).

(n) Amendment No. 5, dated as of June 23, 2003, to the Amended and Restated Receivables Purchase Agreement in 10.19(i) above (incorporated herein by reference to the Company’s Current Report on Form 8-K dated September 15, 2003, Exhibit 10D).

(o) Amendment No. 6, dated as of August 15, 2003, to the Amended and Restated Receivables Purchase Agreement in 10.19(i) above (incorporated herein by reference to the Company’s Current Report on Form 8-K dated September 15, 2003, Exhibit 10E).

(p) Amendment No. 7, dated as of August 3, 2005, to the Amended and Restated Receivables Purchase Agreement in 10.19(i) above (incorporated herein by reference to the Company’s Current Report on Form 8-K dated September 13, 2005, Exhibit 10.2).

(q) Amendment No. 8, dated as of August 1, 2006, to the Amended and Restated Receivables Purchase Agreement in 10.19(i) above (incorporated herein by reference to the Company’s Current Report on Form 8-K dated August 29, 2006, Exhibit 10.4).

(r) Amendment No. 9, effective as of August 31, 2006, to the Amended and Restated Receivables Purchase Agreement in 10.19(i) above (incorporated herein by reference to the Company’s Current Report on Form 8-K dated August 29, 2006, Exhibit 10.5).

(s) Amendment No. 10, effective as of September 6, 2006, to the Amended and Restated Receivables Purchase Agreement in 10.19(i) above (incorporated herein by reference to the Company’s Current Report on Form 8-K dated August 29, 2007, Exhibit 10.4).

(t) Amendment No. 11, effective as of August 27, 2007, to the Amended and Restated Receivables Purchase Agreement in 10.19(i) above (incorporated herein by reference to the Company’s Current Report on Form 8-K dated August 29, 2007, Exhibit 10.5).

(u) Form of Amendment No. 12, effective as of August 28, 2008, to the Amended and Restated Receivables Purchase Agreement in 10.19(i) above. (incorporated herein by reference to the Company’s Annual Report on Form 10-K dated August 25, 2009, Exhibit 10.23(t).

(v) Form of Amendment No. 13, effective as of January 21, 2009, to the Amended and Restated Receivables Purchase Agreement in 10.19(i) above. (incorporated herein by reference to the Company’s Annual Report on Form 10-K dated August 25, 2009, Exhibit 10.23(u).

(w) Form of Amendment No. 14, effective as of August 27, 2009, to the Amended and Restated Receivables Purchase Agreement in 10.19(i) above. (incorporated herein by reference to the Company’s Current Report on Form 8-K dated August 13, 2010, Exhibit 10.8). *

10.20
Credit Agreement dated September 27, 2007 among AVNET, INC., a New York corporation (the “Company”), Avnet Japan Co., Ltd., a private company governed under the laws of Japan (“Avnet Japan”), each other Subsidiary of the Company party hereto pursuant to Section 2.14 (Avnet Japan and each such other Subsidiary, a “Designated Borrower” and, together with the Company, the “Borrowers” and, each a “Borrower”), each lender from time to time party hereto (collectively, the “Lenders” and individually, a “Lender”), and BANK OF AMERICA, N.A., as Administrative Agent, Swing Line Lender and L/C Issuer. (incorporated herein by reference to the Company’s Current Report on Form 8-K dated September 28, 2007, Exhibit 10.1).

Exhibit
Number		Exhibit

10.21
Guaranty dated as of September 27, 2007 made by AVNET, INC., a New York corporation (the “Guarantor”), to BANK OF AMERICA, N.A., a national banking association organized and existing under the laws of the United States, as administrative agent under the Credit Agreement defined below (in such capacity, the “Administrative Agent”), each of the lenders now or hereafter party to the Credit Agreement defined below (each, a “ Lender ” and, collectively, the “ Lenders ” and, together with the Administrative Agent, collectively, the “ Secured Parties ” and each a “ Secured Party ”). (incorporated herein by reference to the Company’s Current Report on Form 8-K dated September 28, 2007, Exhibit 10.2).

Other Agreements
10.22
Agreement and Plan of Merger dated as of March 28, 2010, by and among Avnet, Inc., AVT Acquisition Corp. and Bell Microproducts Inc. (incorporated herein by reference to the Company’s Current Report on Form 8-K dated March 28, 2010, Exhibit 2.1).

12.1	**	Ratio of Earnings to Fixed Charges.
21.		List of subsidiaries of the Company as of July 3, 2010. (incorporated herein by reference to the Company’s Current Report on Form 8-K dated August 13, 2010, Exhibit 21).
23.1	**	Consent of KPMG LLP.
31.1	**	Certification by Roy Vallee, Chief Executive Officer, under Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	**	Certification by Raymond Sadowski, Chief Financial Officer, under Section 302 of the Sarbanes-Oxley Act of 2002.
32.1	***	Certification by Roy Vallee, Chief Executive Officer, under Section 906 of the Sarbanes-Oxley Act of 2002.
32.2	***	Certification by Raymond Sadowski, Chief Financial Officer, under Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS	***	XBRL Instance Document.

101.SCH	***	XBRL Taxonomy Extension Schema Document.

101.CAL	***	XBRL Taxonomy Extension Calculation Linkbase Document.

101.LAB	***	XBRL Taxonomy Extension Label Linkbase Document.

101.PRE	***	XBRL Taxonomy Extension Presentation Linkbase Document.

101.DEF	***	XBRL Taxonomy Extension Definition Linkbase Document.

*
This Exhibit does not include the Exhibits and Schedules thereto as listed in its table of contents. The Company undertakes to furnish any such Exhibits and Schedules to the Securities and Exchange Commission upon its request.

**	Filed herewith.

***	Furnished herewith.