Form 10-Q
period 2010-10-02
AVNET INC
filed 2010-10-29
CIK 8858

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended October 2, 2010

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
Indicate by checkmark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
As of October 22, 2010, the total number of shares outstanding of the registrant’s Common Stock was 151,961,006 shares, net of treasury shares.

AVNET, INC. AND SUBSIDIARIES

PART I
FINANCIAL INFORMATION
Item 1. Financial Statements
AVNET, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(Unaudited)

	October 2,	July 3,
	2010	2010
	(Thousands, except
	share amounts)
ASSETS
Current assets:
Cash and cash equivalents	$661,706	$1,092,102
Receivables, less allowances of $95,799 and $81,197 respectively	4,415,707	3,574,541
Inventories	2,495,497	1,812,766
Prepaid and other current assets	268,026	150,759

Total current assets	7,840,936	6,630,168
Property, plant and equipment, net	346,219	302,583
Goodwill (Notes 2 and 3)	773,931	566,309
Other assets	341,651	283,322

Total assets	$9,302,737	$7,782,382

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Borrowings due within one year (Note 4)	$498,398	$36,549
Accounts payable	3,454,992	2,862,290
Accrued expenses and other	647,235	540,776

Total current liabilities	4,600,625	3,439,615
Long-term debt (Note 4)	1,260,119	1,243,681
Other long-term liabilities	111,795	89,969

Total liabilities	5,972,539	4,773,265

Commitments and contingencies (Note 6)
Shareholders’ equity (Notes 8 and 9):
Common stock $1.00 par; authorized 300,000,000 shares; issued 151,990,000 shares and 151,874,000 shares, respectively	151,990	151,874
Additional paid-in capital	1,213,271	1,206,132
Retained earnings	1,762,615	1,624,441
Accumulated other comprehensive income (Note 8)	203,014	27,362
Treasury stock at cost, 37,793 shares and 37,769 shares, respectively	(692)	(692)

Total shareholders’ equity	3,330,198	3,009,117

Total liabilities and shareholders’ equity	$9,302,737	$7,782,382

See notes to consolidated financial statements.

AVNET, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

	First Quarters Ended
	October 2,	October 3,
	2010	2009
	(Thousands, except
	per share data)
Sales	$6,182,388	$4,355,036
Cost of sales	5,459,243	3,855,298

Gross profit	723,145	499,738
Selling, general and administrative expenses	500,616	392,666
Restructuring, integration and other charges (Note 12)	28,067	18,072

Operating income	194,462	89,000
Other income, net	3,339	2,917
Interest expense	(22,025)	(15,282)
Gain on bargain purchase and other (Note 2)	29,023	—

Income before income taxes	204,799	76,635
Income tax provision	66,625	25,740

Net income	$138,174	$50,895

Net earnings per share (Note 9):
Basic	$0.91	$0.34

Diluted	$0.90	$0.33

Shares used to compute earnings per share (Note 9):
Basic	152,004	151,276

Diluted	153,646	152,635

See notes to consolidated financial statements.

AVNET, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	First Quarters Ended
	October 2,	October 3,
	2010	2009
	(Thousands)
Cash flows from operating activities:
Net income	$138,174	$50,895
Non-cash and other reconciling items:
Depreciation and amortization	20,843	15,647
Deferred income taxes	(13,020)	11,757
Stock-based compensation	8,602	15,124
Gain on bargain purchase and other (Note 2)	(29,023)	—
Other, net	21,270	4,504
Changes in (net of effects from businesses acquired):
Receivables	(110,909)	(219,366)
Inventories	(269,768)	(135,520)
Accounts payable	130,710	312,827
Accrued expenses and other, net	(9,209)	(49,642)

Net cash flows (used for) provided by operating activities	(112,330)	6,226

Cash flows from financing activities:
Borrowings under accounts receivable securitization program (Note 4)	190,000	—
Repayments of notes (Note 4)	(5,205)	—
Proceeds from bank debt, net (Note 4)	60,445	29,349
Proceeds from other debt, net (Note 4)	16,210	210
Other, net	82	1,873

Net cash flows provided by financing activities	261,532	31,432

Cash flows from investing activities:
Purchases of property, plant and equipment	(31,938)	(10,314)
Cash proceeds from sales of property, plant and equipment	388	1,241
Acquisitions of operations, net of cash acquired (Note 2) and other	(574,815)	(476)

Net cash flows used for investing activities	(606,365)	(9,549)

Effect of exchange rate changes on cash and cash equivalents	26,767	15,266

Cash and cash equivalents:
— (decrease) increase	(430,396)	43,375
— at beginning of period	1,092,102	943,921

— at end of period	$661,706	$987,296

Additional cash flow information (Note 10)
See notes to consolidated financial statements.

AVNET, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
1. Basis of presentation
In the opinion of management, the accompanying unaudited interim consolidated financial statements contain all adjustments necessary to present fairly the Company’s financial position, results of operations and cash flows. All such adjustments are of a normal recurring nature, except for (i) the gain on bargain purchase discussed in Note 2 and (ii) the restructuring, integration and other charges discussed in Note 12.
The preparation of financial statements in accordance with generally accepted accounting principles requires management to make estimates and assumptions that affect the amounts reported in the consolidated financial statements. Actual results may differ from these estimates.
The Company operates on a “52/53 week” fiscal year, and as a result, the quarter ended October 2, 2010 contained thirteen weeks while the quarter ended October 3, 2009 contained fourteen weeks. Interim results of operations are not necessarily indicative of the results to be expected for the full fiscal year. The information included in this Form 10-Q should be read in conjunction with the consolidated financial statements and accompanying notes included in the Company’s Annual Report on Form 10-K for the fiscal year ended July 3, 2010.
2. Acquisitions
During the first quarter of fiscal 2011, the Company acquired three businesses: Bell Microproducts Inc. (“Bell”), which is described further below; Tallard Technologies, a value-added distributor of IT solutions in Latin America with annualized revenues of approximately $250 million, which is reported as part of the TS Americas region; and Unidux, Inc., (“Unidux”) an electronics component distributor in Japan with annualized revenues of approximately $370 million, which is reported as part of the EM Asia region.
Unidux, a Japanese publicly traded company, was acquired through a tender offer in which the Company obtained over 95% controlling interest. The non-controlling interest was recorded at fair value but was not material. The acquisition of the non-controlling interest in Unidux is expected to be completed during the second quarter of fiscal 2011. As mentioned, Unidux was a publicly traded company which shares were trading below its book value for a period of time. In the tender offer, Avnet offered a purchase price per share for Unidux that was above the prevailing trading price and represented a premium to recent trading levels. Even though the purchase price was below book value, 95% of the Unidux shareholders tendered their shares. As a result, the Company recognized a gain on bargain purchase of $30,990,000 pre- and after tax and $0.20 per share on a diluted basis. Prior to recognizing the gain, the Company reassessed the assets acquired and liabilities assumed in the acquisition.
During fiscal 2011, the Company recognized restructuring and integration charges, and transaction and other costs associated with the acquisitions, all of which were recognized in the consolidated statement of operations and are described further in Note 12.
Bell
On July 6, 2010, subsequent to fiscal year 2010, the Company completed its previously announced acquisition of Bell, a value-added distributor of storage and server products and solutions and computer components products, providing integration and support services to OEMs, VARs, system builders and end users in the US, Canada, EMEA and Latin America. Bell operated both a distribution and single tier reseller business and generated sales of approximately $3.0 billion in calendar 2009, of which 42%, 41% and 17% was generated in North America, EMEA and Latin America, respectively. The consideration for the transaction totaled $255,691,000 which consisted of $7.00 cash per share of Bell common stock, cash payment for Bell equity awards, and cash payments required under existing Bell change of control agreements, plus the assumption of $323,321,000 of Bell net debt. Of the debt acquired, Avnet repaid approximately $209,651,000 of debt immediately after closing. The Company is integrating Bell into both the EM and TS operating groups and expects significant cost saving synergies upon completion of the integration activities, which are anticipated to be completed by the end of fiscal 2011.

AVNET, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
Preliminary allocation of purchase price
The Bell acquisition is accounted for as a purchase business combination. Assets acquired and liabilities assumed are recorded in the accompanying consolidated balance sheet at their estimated fair values, using management’s estimates and assumptions, as of July 6, 2010 (see following table). The Company has not yet completed its evaluation of the fair value of certain assets and liabilities acquired, primarily (i) the final valuation of amortizable intangible assets identified as a result of the acquisition (see Note 3), (ii) certain contingent liabilities associated with the former Bell Latin America business, one of which relates to potential unpaid import duties and associated penalties for periods prior to the acquisition by Avnet, and (iii) the final valuation of certain income tax accounts. The Company expects these final valuations will be completed in fiscal 2011 which may result in adjustments to the preliminary values presented in the following table.

July 6, 2010
(Thousands)
Current assets	$711,228
Property, plant and equipment	12,873
Goodwill	188,371
Estimated intangible asset	75,000
Other assets	36,836

Total assets acquired	1,024,308

Current liabilities, excluding current portion of long-term debt	379,946
Long-term liabilities	30,218
Total debt	358,453

Total liabilities assumed	768,617

Net assets acquired	$255,691

Approximately $22,000,000 of goodwill associated with the Bell acquisition is expected to be deductible for tax purposes.
Management believes significant synergies can be obtained in the combined business of Avnet and Bell, thus allowing for operating cost reductions upon completion of the integration of Bell which was a primary driver of the excess of purchase price paid over the value of assets and liabilities acquired.
The Company recognized certain contingent liabilities as part of the purchase price allocation which were recorded to the extent the amounts were probable and reasonably estimable because the fair value was not determinable. The total preliminary contingent liabilities recorded were not significant. As mentioned previously, certain contingent liabilities are still being evaluated from information available in order to determine if an amount that is reasonably possible should be recorded. As a result, since amounts have not yet been recorded, it is possible that adjustments may be recorded in future quarters during fiscal 2011. In addition, the Company acquired accounts receivable which were recorded at the estimated fair value amounts; however, adjustments to acquired amounts were not significant as book value approximated fair value due to the short term nature of accounts receivables. The gross amount of accounts receivable acquired was $381,805,000 and the fair value recorded was $363,524,000, which is expected to be collected.

AVNET, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
Pro forma results
Unaudited pro forma financial information is presented below as if the acquisition of Bell occurred at the beginning of fiscal 2010. The pro forma information presented below does not purport to present what actual results would have been had the acquisition in fact occurred at the beginning of fiscal 2010, nor does the information project results for any future period.

Pro Forma Results
First Quarter Ended
October 3, 2009
(Thousands, except
per share data)
Pro forma sales	$5,120,192
Pro forma operating income	91,098
Pro forma net income	47,863

Pro forma diluted earnings per share	$0.31
The combined results for Avnet and Bell for the first quarter ended fiscal 2010 were adjusted for the following in order to create the pro forma results in the table above:
•
$2,500,000 pre-tax, $1,529,000 after-tax, or $0.01 per diluted share, of intangible asset amortization related to the preliminary determination of fair value of the intangible asset associated with the Bell acquisition; and

•	$5,181,000 pre-tax, $3,168,000 after tax, or $0.02 per diluted share for Bell transaction costs that were expensed upon closing.
Pro forma results above exclude any benefits that may result from the acquisition due to synergies that were derived from the elimination of any duplicative costs and lower interest costs.
Pro forma financial information is not presented for fiscal 2011 because the Bell acquisition occurred on July 6, 2010, which is three days after the beginning of the Company’s fiscal year 2011. As a result, the accompanying consolidated statement of operations for the first quarter of fiscal 2011 included sales of $781,135,000 related to the acquired Bell business. Currently, the Company is in the process of integrating the Bell business into the Avnet existing business, which includes IT systems integration, and administrative, sales and logistics operations integrations. As a result, after the first quarter of fiscal 2011, the Company will not be able to identify the acquired Bell business separately from the on-going Avnet business.
Prior year acquisition-related exit activity accounted for in purchase accounting
Prior to fiscal 2010, certain restructuring charges were recognized as part of purchase accounting under previous accounting standards. During fiscal 2007 and 2006, the Company recorded certain exit-related liabilities through purchase accounting which consisted of severance for workforce reductions, non-cancelable lease commitments and lease termination charges for leased facilities, and other contract termination costs associated with the exit activities. During the first quarter of fiscal 2011, the Company paid $153,000 in cash associated with these reserves and, as of October 2, 2010, the total remaining reserve was $5,391,000 which related primarily to facility exit costs and other contractual lease obligations which management expects to be substantially utilized by fiscal 2013.

AVNET, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
3. Goodwill and intangible assets
The following table presents the carrying amount of goodwill, by reportable segment, for the three months ended October 2, 2010:

	Electronics	Technology
	Marketing	Solutions	Total
	(Thousands)
Carrying value at July 3, 2010	$242,626	$323,683	$566,309
Additions	51,312	145,776	197,088
Foreign currency translation	5,577	4,957	10,534

Carrying value at October 2, 2010	$299,515	$474,416	$773,931

The goodwill additions are a result of the Bell and Tallard acquisitions that occurred in the first quarter of fiscal 2011 (see Note 2). The Unidux acquisition resulted in $30,990,000 of negative goodwill which was recognized in “Gain on bargain purchase and other” on the consolidated statement of operations.
The following table presents the gross amount of goodwill and accumulated impairment since fiscal 2009 as of July 3, 2010 and October 2, 2010. All of the accumulated impairment was recognized in fiscal 2009.

	Electronics	Technology
	Marketing	Solutions	Total
	(Thousands)
Gross goodwill at July 3, 2010	$1,287,736	$658,307	$1,946,043
Accumulated impairment	(1,045,110)	(334,624)	(1,379,734)

Carrying value at July 3, 2010	$242,626	$323,683	$566,309

Gross goodwill at October 2, 2010	$1,344,625	$809,040	$2,153,665
Accumulated impairment	(1,045,110)	(334,624)	(1,379,734)

Carrying value at October 2, 2010	$299,515	$474,416	$773,931

As described in Note 2, the Company has not yet completed its evaluation of the intangible asset related to the Bell acquisition. However, in the first quarter of fiscal 2011, the Company recognized a preliminary estimate of $75,000,000 for a customer relationship intangible asset. The final determination is expected to be completed in the second quarter of fiscal 2011.
As of October 2, 2010, “Other assets” included customer relationship intangible assets with a carrying value of $127,261,000; consisting of $160,094,000 in original cost value and $32,833,000 of accumulated amortization and foreign currency translation. These assets are being amortized over a weighted average life of nine years. Intangible asset amortization expense was $5,008,000 and $2,175,000 for the first quarter of fiscal 2011 and 2010, respectively. Amortization expense for fiscal 2012 through 2015 is expected to be approximately $16,000,000 each year and $14,000,000 for fiscal 2016.
4. External financing
Short-term debt consists of the following:

	October 2,	July 3,
	2010	2010
	(Thousands)
Bank credit facilities	$144,467	$35,617
Borrowings under the accounts receivable securitization program	190,000	—
3.75% Notes due March 2024 (redeemable in March 2011)	104,795	—
Other debt due within one year	59,136	932

Short-term debt	$498,398	$36,549

AVNET, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
Bank credit facilities consist of various committed and uncommitted lines of credit with financial institutions utilized primarily to support the working capital requirements of foreign operations. The weighted average interest rate on the outstanding bank credit facilities was 2.4% at October 2, 2010 and 4.0% at July 3, 2010. In connection with the first quarter fiscal 2011 acquisitions (see Note 2), the Company acquired debt of $420,259,000, of which $211,933,000 was repaid at the acquisition dates. As of the end of the first quarter of fiscal 2011, the outstanding balances associated with the acquired debt and credit facilities consisted of $67,876,000 in bank credit facilities and other debt primarly used to support the acquired foreign operations and $104,795,000 of 3.75% Notes due March 2024.
Prior to the Bell acquisition, the 3.75% Notes were convertible into Bell common stock; however, as a result of the acquisition, the debt is no longer convertible into shares. Under the terms of the 3.75% Notes, the Company may redeem some or all of the 3.75% Notes for cash anytime on or after March 5, 2011 and the note holders may require the Company to purchase for cash some or all of the 3.75% Notes on March 5, 2011, March 5, 2014 or March 5, 2019 at a redemption price equal to 100% of the principal amount plus interest. During the first quarter of fiscal 2011, the Company issued a tender offer for the 3.75% Notes for which $5,205,000 was tendered and paid in September 2010. As the note holders may require the Company to repurchase all of the remaining 3.75% Notes in March 2011 for cash, the debt has been classified as short-term.
During the first quarter of fiscal 2011, the Company amended its accounts receivable securitization program (the “Program”) with a group of financial institutions to allow the Company to sell, on a revolving basis, an undivided interest of up to $600,000,000 ($450,000,000 prior to the amendment) in eligible receivables while retaining a subordinated interest in a portion of the receivables. The Program does not qualify for sale treatment and, as a result, any borrowings under the Program are recorded as debt on the consolidated balance sheet. The Program contains certain covenants, all of which the Company was in compliance with as of October 2, 2010. The Program has a one year term that expires in August 2011. There were $190,000,000 in borrowings outstanding under the Program at October 2, 2010. There were no borrowings outstanding at July 3, 2010.
Long-term debt consists of the following:

	October 2,	July 3,
	2010	2010
	(Thousands)

5.875% Notes due March 15, 2014	$300,000	$300,000
6.00% Notes due September 1, 2015	250,000	250,000
6.625% Notes due September 15, 2016	300,000	300,000
5.875% Notes due June 15, 2020	300,000	300,000
Other long-term debt	113,522	97,217

Subtotal	1,263,522	1,247,217
Discount on notes	(3,403)	(3,536)

Long-term debt	$1,260,119	$1,243,681

The Company has a five-year $500,000,000 unsecured revolving credit facility (the “Credit Agreement”) with a syndicate of banks which expires in September 2012. Under the Credit Agreement, the Company may elect from various interest rate options, currencies and maturities. The Credit Agreement contains certain covenants, all of which the Company was in compliance with as of October 2, 2010. At October 2, 2010, there were $110,189,000 in borrowings outstanding under the Credit Agreement included in “other long-term debt” in the preceding table. In addition, there were $9,154,000 in letters of credit issued under the Credit Agreement which represent a utilization of the Credit Agreement capacity but are not recorded in the consolidated balance sheet as the letters of credit are not debt. At July 3, 2010, there were $93,682,000 in borrowings outstanding under the Credit Agreement and $8,597,000 in letters of credit issued under the Credit Agreement.
At October 2, 2010, the carrying value and fair value of the Company’s debt was $1,758,517,000 and $1,880,406,000, respectively. Fair value was estimated primarily based upon quoted market prices.

AVNET, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
5. Derivative financial instruments
Many of the Company’s subsidiaries, on occasion, purchase and sell products in currencies other than their functional currencies. This subjects the Company to the risks associated with fluctuations in foreign currency exchange rates. The Company reduces this risk by utilizing natural hedging (i.e. offsetting receivables and payables) as well as by creating offsetting positions through the use of derivative financial instruments, primarily forward foreign exchange contracts with maturities of less than sixty days. The Company continues to have exposure to foreign currency risks to the extent they are not hedged. The Company adjusts all foreign denominated balances and any outstanding foreign exchange contracts to fair market value through the consolidated statements of operations. Therefore, the market risk related to the foreign exchange contracts is offset by the changes in valuation of the underlying items being hedged. The asset or liability representing the fair value of foreign exchange contracts, based upon level 2 criteria under the fair value measurements standard, is classified in the captions “other current assets” or “accrued expenses and other,” as applicable, in the accompanying consolidated balance sheets and were not material. In addition, the Company did not have material gains or losses related to the forward contracts which are recorded in “other income, net” in the accompanying consolidated statements of operations.
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
7. Pension plan
The Company’s noncontributory defined benefit pension plan (the “Plan”) covers substantially all domestic employees. Components of net periodic pension costs during the quarters ended October 2, 2010 and October 3, 2009 were as follows:

	First Quarters Ended
	October 2,	October 3,
	2010	2009
	(Thousands)
Service cost	$7,275	$—
Interest cost	3,600	3,937
Expected return on plan assets	(6,975)	(7,534)
Recognized net actuarial loss	2,325	1,422
Amortization of prior service credit	(475)	(1,221)

Net periodic pension cost (income)	$5,750	$(3,396)

There were no contributions made to the Plan during the first quarter of fiscal 2011. The significant increase in pension cost as compared with last year was primarily due to the resumption of benefits at the beginning of fiscal 2011 (reflected in “Service cost” in the above table) which had been temporarily suspended during fiscal 2010.
8. Comprehensive income

	First Quarters Ended
	October 2,	October 3,
	2010	2009
	(Thousands)
Net income	$138,174	$50,895
Foreign currency translation adjustments	175,652	60,213

Total comprehensive income	$313,826	$111,108

AVNET, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
9. Earnings per share

	First Quarters Ended
	October 2,	October 3,
	2010	2009
	(Thousands, except per share data)
Numerator:
Net income	$138,174	$50,895

Denominator:
Weighted average common shares for basic earnings per share	152,004	151,276
Net effect of dilutive stock options and performance share awards	1,641	1,359

Weighted average common shares for diluted earnings per share	153,645	152,635

Basic earnings per share	$0.91	$0.34

Diluted earnings per share	$0.90	$0.33

Options to purchase 667,000 and 1,635,000 shares of the Company’s stock were excluded from the calculations of diluted earnings per share for the quarters ended October 2, 2010 and October 3, 2009, respectively, because the exercise price for those options was above the average market price of the Company’s stock. Therefore, inclusion of these options in the diluted earnings per share calculation would have had an anti-dilutive effect.
10. Additional cash flow information
Interest and income taxes paid in the three months ended October 2, 2010 and October 3, 2009 were as follows:

	First Quarters Ended
	October 2,	October 3,
	2010	2009
	(Thousands)
Interest	$30,104	$27,181
Income taxes	42,994	26,710

AVNET, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
11. Segment information

	First Quarters Ended
	October 2,	October 3,
	2010	2009
	(Thousands)
Sales:
Electronics Marketing	$3,620,604	$2,438,081
Technology Solutions	2,561,784	1,916,955

	$6,182,388	$4,355,036

Operating income (loss):
Electronics Marketing	$192,084	$81,411
Technology Solutions	56,689	51,398
Corporate	(26,244)	(25,737)

	222,529	107,072
Restructuring, integration and other charges (Note 12)	(28,067)	(18,072)

	$194,462	$89,000

Sales, by geographic area:
Americas (1)	$2,721,214	$1,919,127
EMEA (2)	1,887,504	1,347,315
Asia/Pacific (3)	1,573,670	1,088,594

	$6,182,388	$4,355,036

(1)	Includes sales in the United States of $2.4 billion and $1.7 billion for the quarters ended October 2, 2010 and October 3, 2009, respectively.

(2)
Includes sales in Germany and United Kingdom of $700.1 million and $425.8 million, respectively, for the quarter ended October 2, 2010, and $466.1 million and $284.8 million, respectively, for the quarter ended October 3, 2009.

(3)
Includes sales in Taiwan, China (including Hong Kong) and Singapore of $443.1 million, $590.9 million and $287.7 million, respectively, for the quarter ended October 2, 2010 and $318.9 million, $417.6 million and $231.2 million, respectively, for the quarter ended October 3, 2009.

	October 2,	July 3,
	2010	2010
	(Thousands)
Assets:
Electronics Marketing	$5,529,319	$4,441,758
Technology Solutions	3,481,530	2,553,844
Corporate	291,888	786,780

	$9,302,737	$7,782,382

Property, plant, and equipment, net, by geographic area
Americas (4)	$202,771	$182,231
EMEA (5)	118,546	98,460
Asia/Pacific	24,902	21,892

	$346,219	$302,583

(4)	Includes property, plant and equipment, net, of $194.1 million and $178.2 million as of October 2, 2010 and July 3, 2010, respectively, in the United States.

(5)
Includes property, plant and equipment, net, of $61.2 million, $22.1 million and $17.2 million in Germany, Belgium and the United Kingdom, respectively, as of October 2, 2010 and $48.0 million, $20.4 million and $13.4 million, respectively, as of July 3, 2010.

AVNET, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
12. Restructuring, integration and other charges
Fiscal 2011
During the first quarter of fiscal 2011, the Company incurred charges related to the acquisition and integration activities associated with acquired businesses.

Quarter ended
October 2, 2010
(Thousands)
Restructuring charges	$10,704
Transaction costs	10,762
Integration costs	7,322
Reversal of excess prior year restructuring reserves	(721)

Total restructuring, integration and other charges	$28,067

The activity related to the restructuring charges incurred during the first quarter of fiscal 2011 is presented in the following table:

	Severance	Facility
	Reserves	Exit Costs	Total
	(Thousands)
Fiscal 2011 pre-tax charges	$8,279	$2,425	$10,704
Amounts utilized	(3,921)	(378)	(4,299)
Other, principally foreign currency translation	100	196	296

Balance at October 2, 2010	$4,458	$2,243	$6,701

Severance charges recorded in the first quarter of fiscal 2011 related to personnel reductions of over 140 employees in administrative, finance and sales functions primarily in connection with the integration of the acquired Bell business into the existing EM Americas, TS Americas and TS EMEA regions. Of the $10,704,000 pre-tax restructuring charges, $6,170,000 related to EM and $4,534,000 related to TS. Facility exit costs consisted of lease liabilities and fixed asset write-downs associated with 11 vacated facilities in the Americas, two in EMEA and two in the Asia/Pac region. Cash payments of $4,247,000 are reflected in the amounts utilized during the first quarter of fiscal 2011 and the remaining amounts were related to non-cash asset write downs. As of October 2, 2010, management expects the majority of the remaining severance reserves to be utilized by the end of fiscal 2011 and the remaining facility exit cost reserves to be utilized by the end of fiscal 2014.
Transaction costs incurred during the first quarter of fiscal 2011 related primarily to professional fees for advisory and broker services and legal and accounting due diligence procedures and other legal costs associated with acquisitions.
Integration costs included certain professional fees, facility moving costs, travel, meeting, marketing and communication costs that were incrementally incurred as a result of the integration efforts of acquired businesses. Also included in integration costs are incremental salary and employee benefit costs, primarily of the acquired businesses’ personnel who were retained by Avnet for extended periods following the close of the acquisitions solely to assist in the integration of the acquired business’ IT systems, and administrative and logistics operations into those of Avnet. These identified personnel have no other meaningful day-to-day operational responsibilities outside of the integration effort.

AVNET, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
Fiscal 2010
During fiscal 2010, the Company incurred restructuring, integration and other charges related to the remaining cost reduction actions announced in fiscal 2009, which were taken in response to market conditions, as well as integration costs associated with acquired businesses. The following table presents the activity during the first quarter of fiscal 2011 related to the remaining restructuring reserves established during fiscal 2010.

	Severance	Facility
	Reserves	Exit Costs	Other	Total
	(Thousands)
Balance at July 3, 2010	$539	$1,405	$1,836	$3,780
Amounts utilized	(214)	(128)	—	(342)
Adjustments	(90)	(271)	—	(361)
Other, principally foreign currency translation	30	6	28	64

Balance at October 2, 2010	$265	$1,012	$1,864	$3,141

The amounts utilized during the first quarter of fiscal 2011 represent cash payments. As of October 2, 2010, management expects the majority of the remaining severance and other reserves to be utilized by the end of fiscal 2011 and the remaining facility exit cost reserves to be utilized by the end of fiscal 2013.
Fiscal 2009
During fiscal 2009, the Company incurred restructuring, integration and other charges related to cost reduction actions, costs for integration activity for acquired businesses and other items. The following table presents the activity during the first quarter of fiscal 2011 related to the remaining restructuring reserves established during fiscal 2009.

	Severance	Facility
	Reserves	Exit Costs	Other	Total
	(Thousands)
Balance at July 3, 2010	$1,920	$17,136	$1,634	$20,690
Amounts utilized	(1,107)	(1,676)	(1)	(2,784)
Adjustments	(58)	(340)	—	(398)
Other, principally foreign currency translation	102	162	251	515

Balance at October 2, 2010	$857	$15,282	$1,884	$18,023

The amounts utilized during the first quarter of fiscal 2011 represent cash payments. Management expects the majority of the remaining severance and other reserves to be utilized by the end of fiscal 2012 and the remaining facility exit cost reserves to be utilized by the end of fiscal 2015.
Fiscal 2008 and prior restructuring reserves
In fiscal year 2008 and prior, the Company incurred restructuring charges under five separate restructuring plans. As of October 2, 2010, the remaining reserves associated with these actions totaled $1,111,000 which are expected to be fully utilized by the end of fiscal 2012.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
For a description of the Company’s critical accounting policies and an understanding of the significant factors that influenced the Company’s performance during the quarter ended October 2, 2010, this Management’s Discussion and Analysis of Financial Condition and Results of Operations (“MD&A”) should be read in conjunction with the consolidated financial statements, including the related notes, appearing in Item 1 of this Report, as well as the Company’s Annual Report on Form 10-K for the year ended July 3, 2010. The Company operates on a “52/53 week” fiscal year, and as a result, the first quarter of fiscal 2011 contained 13 weeks while the first quarter of fiscal 2010 contained 14 weeks. This extra week impacts the year-over-year analysis for the first quarter of fiscal 2011 in this MD&A.
There are references to the impact of foreign currency translation in the discussion of the Company’s results of operations. Over the past several years, the exchange rates between the US Dollar and many foreign currencies, especially the Euro, have fluctuated significantly. For example, the US Dollar has weakened against the Euro by approximately 10% when comparing the first quarter of fiscal 2011 with the first quarter of fiscal 2010; therefore, part of the fluctuation between the first quarter of fiscal 2011 results of operations and the prior year first quarter are a result of changes in foreign currency exchange rates. When the weaker US Dollar exchange rates of the current year are used to translate the results of operations of Avnet’s subsidiaries denominated in foreign currencies, the resulting impact is an increase in US Dollars of reported results. In the discussion that follows, this is referred to as the “translation impact of changes in foreign currency exchange rates.”
In addition to disclosing financial results that are determined in accordance with US generally accepted accounting principles (“GAAP”), the Company also discloses certain non-GAAP financial information, including:
•	Income or expense items as adjusted for the translation impact of changes in foreign currency exchange rates, as discussed above.
•
Sales adjusted for certain items that impact the year-over-year analysis, which included (i) the impact of acquisitions by adjusting Avnet’s prior periods to include the sales of businesses acquired as if the acquisitions had occurred at the beginning of the period presented; (ii) the impact of the extra week of sales in the prior year first quarter due to the “52/53 week” fiscal year; and (iii) the impact of the transfer of the existing embedded business from TS Americas to EM Americas which occurred in the first quarter of fiscal 2011 in conjunction with the Bell acquisition so that substantially all embedded business in the Americas resides in the EM operating group. Sales taking into account the combination of adjustments (i) through (iii) are referred to as “pro forma sales” or “organic sales.”

•	Operating income excluding restructuring, integration and other charges incurred in the first quarters of fiscal 2011 and fiscal 2010. The reconciliation to GAAP is presented in the following table.

	First Quarters Ended
	October 2,	October 3,
	2010	2009
	(Thousands)
GAAP operating income	$194,462	$89,000
Restructuring, integration and other charges	28,067	18,072

Adjusted operating income	$222,529	$107,072

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

Results of Operations
Executive Summary
Revenue of $6.18 billion for the first quarter of fiscal 2011 increased 42.0% year over year driven by the combination of double digit organic growth in both EM and TS and the impact of acquisitions. The year-over-year comparison of first quarter results were impacted by (i) acquisitions, (ii) the extra week of sales in the prior year first quarter due to the “52/53 week” fiscal year; (iii) the transfer of the existing embedded business from TS Americas to EM Americas which occurred in the first quarter of fiscal 2011 in conjunction with the Bell acquisition so that substantially all embedded business in the Americas resides in the EM operating group; and (iv) the translation impact of changes in foreign currency exchange rates. As mentioned earlier in this MD&A, sales adjusted for items (i) through (iii) are defined as “pro forma” or “organic sales.” Organic sales increased 26.4% and increased 29.3% excluding the translation impact of changes in foreign currency exchange rates. Both operating groups contributed to the year-over-year increase with double digit organic sales growth.
Gross profit margin improved 23 basis points year over year but declined 69 basis points sequentially as the Bell acquisition, which has lower gross profit margins than the Company’s legacy businesses, negatively impacted gross profit margins. Although the Bell business has a lower gross profit margin profile due to its product mix, it is expected to have a higher working capital velocity which should result in a similar return on working capital as the existing Avnet business following the realization of the anticipated synergies of at least $60 million. EM gross profit margin declined 69 basis points sequentially primarily as a result of the lower gross profit margins in the recently acquired embedded business in the Americas and business mix. Excluding the embedded business in EM, gross profit margins increased year over year in all three regions. TS gross profit margin was slightly lower year over year, down 12 basis points, and down 54 basis points sequentially. Both the year-over-year and sequential declines were primarily attributable to the EMEA region due to the combination of the impact of the integration of the Bell business, which has a lower gross profit margin profile than the legacy TS EMEA businesses, and a less favorable product mix in the existing TS EMEA businesses.

Operating income margins improved 111 basis points year over year but declined 101 basis points sequentially. EM operating income margins improved significantly (197 basis points) year over year to 5.3%, which is within management’s target range for EM, due to improvement in all three regions. TS operating income margin declined 47 basis points year over year and 77 basis points sequentially primarily due to the combination of expense synergies not yet realized related to the recent acquisitions and lower operating margins of the acquired businesses as compared with the existing TS businesses.
The Company continued to focus on managing working capital velocity, defined as quarterly sales annualized divided by the monthly average of receivables plus inventory less accounts payable, which was 7.6 for the first quarter of fiscal 2011. Working capital increased sequentially, primarily due to the impact of acquisitions, the translation impact of changes in foreign currency exchange rates and additional working capital necessary to support the strong growth in sales.
As mentioned above, the Company completed its previously announced acquisition of Bell, a value-added distributor of storage and server products and solutions and computer components product, providing integration and support services to OEMs, VARs, system builders and end users in the US, Canada, EMEA and Latin America. Bell operated both a distribution and single tier reseller business and generated sales of approximately $3.0 billion in calendar 2009, of which 42%, 41% and 17% was generated in North America, EMEA and Latin America, respectively. The Company is integrating Bell into the EM Americas, TS Americas and TS EMEA regions and expects cost saving synergies of at least $60 million upon completion of the integration activities, which are anticipated to be completed by the end of fiscal 2011. Also during the first quarter of fiscal 2011, the Company acquired Tallard, a value-added distributor of IT solutions in Latin America with annualized revenues of approximately $250 million which is reported as part of the TS Americas region, and Unidux, an electronics component distributor in Japan with annualized revenues of approximately $370 million which is reported as part of the EM Asia region.
Sales
The table below provides the comparison of first quarter of fiscal 2011 and 2010 sales for the Company and its operating groups. In addition, there were several items that impacted the comparison of first quarter sales to sales in the prior year first quarter; therefore, the table below also provides pro forma (or organic) sales which represents sales adjusted for (i) the impact of acquisitions by adjusting Avnet’s prior periods to include the sales of businesses acquired as if the acquisitions had occurred at the beginning of the period presented; (ii) the impact of the extra week of sales in the prior year first quarter due to the “52/53 week” fiscal year; and (iii) the impact of the transfer of the existing embedded business from TS Americas to EM Americas which occurred in the first quarter of fiscal 2011 in conjunction with the Bell acquisition so that substantially all embedded business in the Americas resides in the EM operating group. Sales taking into account the combination of these adjustments is referred to as “pro forma sales” or “organic sales.”

						Pro forma
			Year-Year	Pro forma	Pro forma	Year-Year
	Q1-Fiscal ’11	Q1-Fiscal ’10	% Change	Q1-Fiscal ’11	Q1-Fiscal ’10	% Change
	(Dollars in thousands)
Avnet, Inc.	$6,182,388	$4,355,036	42.0%	$6,203,775	$4,906,430	26.4%
EM	3,620,604	2,438,081	48.5	3,641,991	2,605,114	39.8
TS	2,561,784	1,916,955	33.6	—	2,301,316	11.3
EM
Americas	$1,259,731	$757,588	66.3%	$—	$948,175	32.9%
EMEA	1,079,704	788,595	36.9	—	722,197	49.5
Asia	1,281,169	891,898	43.7	1,302,556	934,742	39.4
TS
Americas	$1,461,483	$1,161,539	25.8%	$—	$1,284,613	13.8%
EMEA	807,800	558,720	44.6	—	794,359	1.7
Asia	292,501	196,696	48.7	—	222,344	31.6
Totals by Region
Americas	$2,721,214	$1,919,127	41.8%	$—	$2,232,788	21.9%
EMEA	1,887,504	1,347,315	40.1	—	1,516,556	24.5
Asia	1,573,670	1,088,594	44.6	1,595,057	1,157,086	37.9

The following tables present the reconciliation of the reported sales to pro forma sales for first quarter of fiscal 2011 and 2010.

	As	Acquisition	Pro forma
	Reported	Sales (1)	Sales
	(Thousands)
Q1 Fiscal 2011
Avnet, Inc.	$6,182,388	$21,387	$6,203,775
EM	3,620,604	21,387	3,641,991
EM Asia	1,281,169	21,387	1,302,556

(1)	Includes the following acquisition:
Unidux acquired July 22, 2010 in the EM Asia region

				Transfer of
	As	Acquisition	Extra Week	TS Business	Pro forma
	Reported	Sales (1)	in FY10 (2)	to EM	Sales
	(Dollars in thousands)
Q1 Fiscal 2010
Avnet, Inc.	$4,355,036	$969,174	$(417,780)	$—	$4,906,430
EM	2,438,082	243,291	(174,305)	98,047	2,605,114
TS	1,916,955	725,883	(243,475)	(98,047)	2,301,316
EM
Americas	$757,589	$143,433	$(50,893)	$98,047	$948,175
EMEA	788,595	—	(66,398)	—	722,197
Asia	891,898	99,858	(57,014)	—	934,742
TS
Americas	$1,161,539	$383,701	$(162,580)	$(98,047)	$1,284,613
EMEA	558,720	304,784	(69,145)	—	794,359
Asia	196,696	37,398	(11,750)	—	222,344

(1)	Includes the following acquisitions:
Bell Microproducts acquired July 6, 2010 in the EM Americas, TS Americas and TS EMEA regions
Tallard Technologies acquired July 6, 2010 in the TS Americas region
Unidux acquired July 22, 2010 in the EM Asia region

(2)
Due to sales fluctuations that occur from the first month of each quarter to the last month of each quarter, estimating the effect of an additional week’s activity in the first quarter of fiscal 2010 is not precise; however, management estimated the impact by taking an average of the first week’s sales and the last week’s sales in the first quarter of fiscal 2010.

Consolidated sales for the first quarter of fiscal 2011 were $6.18 billion, an increase of 42.0%, or $1.83 billion, from the prior year first quarter consolidated sales of $4.36 billion due primarily to strong organic sales growth and the impact of the recent acquisitions. Organic sales (as defined earlier in this MD&A) increased 26.4% and increased 29.3% excluding the translation impact of foreign currency exchange rates. Both operating groups contributed to the year-over-year increase with double digit organic sales growth.
EM sales of $3.62 billion in the first quarter of fiscal 2011 increased 48.5% over the prior year first quarter sales of $2.44 billion. Organic sales increased 39.8% and increased 43.1% excluding the translation impact of foreign currency exchange rates. All three regions contributed to the year-over-year organic sales growth with 32.9%, 49.5% and 39.4% in the Americas, EMEA and Asia, respectively, due to stronger end demand and inventory replenishment experienced across the technology industry in all three regions. The EMEA results were negatively impacted by the strengthening of the US dollar against the Euro during the first quarter of fiscal 2011 as compared with the prior year first quarter as the EMEA region sales increased 63.4% excluding the translation impact of changes in foreign currency exchange rates.
TS sales of $2.56 billion in the first quarter of fiscal 2011 increased 33.6% over the prior year first quarter sales of $1.92 billion. Organic sales increased 11.3% and increased 13.6% excluding the translation impact of foreign currency exchange rates. Organic sales increased 13.8% and 31.6% in the Americas and Asia regions, respectively. The EMEA results were negatively impacted by the strengthening of the US dollar against the Euro as organic sales increased 1.7% and increased 9.7% year over year excluding the impact of changes in foreign currency exchange rates. All three regions experienced stronger sales of networking, storage and microprocessors partially offset by a decline in sales of proprietary servers.

Gross Profit and Gross Profit Margins
Consolidated gross profit for the first quarter of fiscal 2011 was $723.1 million, an increase of $223.4 million, or 44.7%, from the prior year first quarter due primarily to strong organic sales growth and the increase in sales related to acquisitions Gross profit margin of 11.7% increased 23 basis points over the prior year first quarter and declined 69 basis points sequentially, which was expected with the acquisition of Bell because it has a lower gross profit margin profile as a result of its product mix. Although Bell has a lower gross profit margin profile, it is expected to have a higher working capital velocity which should result in a similar return on working capital as the existing Avnet businesses following the realization of the expected synergies. For EM, gross profit margin increased 27 basis points year over year with EMEA and Asia increases offsetting the decline in the Americas, which was due to the impact of the acquisition of Bell and the transfer of the lower margin embedded business from TS Americas to EM Americas. EM gross profit margin declined 69 basis points sequentially due also to the impact of the Bell acquisition, the transfer of the lower margin embedded business from TS and business mix. Excluding the impact of the Bell acquisition and the embedded business transferred from TS, EM gross profit margins increased year over year in all three regions. TS gross profit margin was slightly lower year over year, down 12 basis points, and down 54 basis points sequentially. Both the year-over-year and sequential declines were primarily attributable to the EMEA region which was impacted by the combination of the acquisition of the Bell business, which has a lower gross profit margin profile than the existing TS EMEA businesses, and a less favorable product mix in the existing TS EMEA businesses.
Selling, General and Administrative Expenses
Selling, general and administrative expenses (“SG&A expenses”) were $500.6 million in the first quarter of fiscal 2011, which was an increase of $108.0 million, or 27.5%, from the prior year first quarter. The increase in SG&A expenses was primarily a result of the additional SG&A expenses of approximately $80 million associated with acquisitions partially offset by the translation impact of changes in foreign currency exchange rates of approximately $15 million and the extra week of expenses of approximately $15 million due to the Company’s fiscal calendar as noted above. The remaining increase in SG&A expenses was primarily a result of the incremental costs necessary to support the year-over-year double digit organic sales growth. Metrics that management monitors with respect to its operating expenses are SG&A expenses as a percentage of sales and as a percentage of gross profit. In the first quarter of fiscal 2011, SG&A expenses were 8.1% of sales and 69.2% of gross profit as compared with 9.0% and 78.6%, respectively, in the first quarter of fiscal 2010.
Restructuring, Integration and Other Charges
Restructuring, integration and other charges amounted to $28.1 million pre-tax, $21.2 million after tax and $0.13 per share on a diluted basis during the first quarter of fiscal 2011 as compared with $18.1 million pre-tax, $13.2 million after tax and $0.09 per share on a diluted basis in the prior year first quarter. For the first quarter of fiscal 2011, restructuring costs included $8.3 million pre-tax for severance and $2.4 million pre-tax for facility exit costs for lease liabilities and fixed asset write downs associated with vacated facilities. Transaction costs of $10.8 million pre-tax consisted primarily of professional fees for brokering the deals, due diligence work and other legal costs. Integration costs of $7.3 million pre-tax included professional fees associated with legal and IT consulting, facility moving costs, travel, meeting, marketing and communication costs that were incrementally incurred as a result of the integration activity. Also included in integration costs are incremental salary and employee benefits costs, primarily of the acquired businesses’ personnel who where retained by Avnet for extended periods following the close of the acquisitions solely to assist in the integration of the acquired businesses’ IT systems and administrative and logistics operations into those of Avnet. These identified personnel have no other meaningful day-to-day operational responsibilities outside of the integration effort. The Company also recorded a reversal of $0.7 million to adjust reserves related to prior year restructuring activity which were no longer required.
In the first quarter of fiscal 2010, the restructuring, integration and other charges of $18.1 million pre-tax related to the remaining cost reduction actions announced in fiscal 2009 as well as costs associated with the integration of acquired businesses. Restructuring costs included $9.7 million pre-tax of severance, $3.7 million pre-tax of facility exit costs, $3.7 million pre-tax of other charges related to contract termination costs, fixed asset write-downs and other charges and $2.9 million pre-tax of integration costs. The Company also recorded a reversal of $1.9 million to adjust reserves related to prior year restructuring activity which were no longer required.

Operating Income
During the first quarter of fiscal 2011, the Company generated operating income of $194.5 million, up 118.5% as compared with operating income of $89.0 million in the prior year first quarter. Consolidated operating income margin was 3.2% as compared with 2.0% in the prior year first quarter. EM operating income increased 135.9% to $192.1 million and its operating income margin increased 197 basis points year over year to 5.3%, which is within management’s target range for EM for the third consecutive quarter. TS operating income of $56.7 million increased 10.3% year over year and operating income margin declined 47 basis points. The decline in TS operating income margin was impacted by the acquisition of Bell which, as noted above, has a lower gross margin profile than the TS legacy business and its associated expenses. In addition, the anticipated synergies for Bell of at least $60 million have not yet been fully realized. Corporate operating expenses were $26.2 million in the first quarter of fiscal 2011 as compared with $25.7 million in the first quarter of fiscal 2010. In addition, during the first quarter of fiscal 2011, restructuring, integration and other charges amounted to $28.1 million pre-tax, $20.2 million after tax and $0.13 per share on a diluted basis as compared with $18.1 million pre-tax, $13.2 million and $0.09 per share on a diluted basis for the prior year first quarter.
Interest Expense and Other Income (Expense), net
Interest expense for the first quarter of fiscal 2011 was $22.0 million, up $6.7 million, or 44.1%, from interest expense of $15.2 million in the first quarter of fiscal 2010. The year-over-year increase in interest expense was due primarily to the $300.0 million 5.875% Notes issued in June 2010, additional borrowings assumed through acquisitions, including foreign bank credit facilities and a $104.8 million 3.75% Note acquired in the Bell acquisition. See Financing Transactions for further discussion of the Company’s outstanding debt.
During the first quarter of fiscal 2011, the Company recognized $3.3 million in other income as compared with $2.9 million in the first quarter of the prior year.
Gain on Bargain Purchase and Other
During the first quarter of fiscal 2011, the Company acquired Unidux, a Japanese publicly traded company, through a tender offer in which the Company obtained over 95% of the controlling interest. After reassessing all assets acquired and liabilities assumed, the consideration paid was below the fair value of the acquired net assets and, as a result, the Company recognized a gain on bargain purchase of $31.0 million pre- and after tax and $0.20 per share on a diluted basis. In addition, the Company recognized other charges of $2.0 million primarily related to an impairment of buildings in EMEA.
Income Tax Provision
The Company’s effective tax rate on its income before income taxes was 32.5% in the first quarter of fiscal 2011 as compared with 33.6% in the first quarter of fiscal 2010. During the first quarter of fiscal 2011, the Company recognized an income tax adjustment of $13.9 million primarily related to the non-cash write-off of a deferred tax asset associated with the integration of an acquisition. As mentioned previously, the Company recognized a gain of $31.0 million on the bargain purchase of Unidux which was not taxable.
Net Income
As a result of the factors described in the preceding sections of this MD&A, the Company’s consolidated net income for the first quarter of fiscal 2011 was $138.2 million and $0.90 per share on a diluted basis, as compared with $50.9 million and $0.33 per share on a diluted basis in the prior year first quarter.
LIQUIDITY AND CAPITAL RESOURCES
Cash Flow
Cash Flow from Operating Activities
During the first quarter of fiscal 2011, the Company used $112.3 million of cash and cash equivalents for its operating activities as compared with a generation of $6.2 million in the first quarter of fiscal 2010. These results are comprised of: (1) cash flow generated from net income excluding non-cash and other reconciling items, which includes the add-back of depreciation and amortization, deferred income taxes, stock-based compensation and other non-cash items (primarily the provision for doubtful accounts and periodic pension costs) and (2) cash flow used for working capital, excluding cash and cash equivalents. Cash used for working capital during the first quarter of fiscal 2011 consisted of accounts receivable growth of $110.9 million and inventory growth of $269.8 million, partially offset by growth in payables of $130.7 million. During growth periods, the Company has been more likely to utilize operating cash flows for working capital to support business growth. Net days outstanding, in particular, receivable days, continue to be at or near pre-recession levels as there have not been any significant change in terms provided to customers.

Comparatively, the working capital outflow in the first quarter of fiscal 2010 consisted of accounts receivable growth ($219.4 million) and growth in inventories ($135.5 million), offset by growth in payables ($312.8 million) and growth in accrued expenses and other ($49.6 million). The improvement in working capital velocity contributed to the generation of $6.2 million of cash from operating activities during the first quarter of fiscal 2010 as sales grew nearly $590 million or over 15% sequentially.
Cash Flow from Financing Activities
The Company received net proceeds of $261.5 million primarily from borrowings under the accounts receivable securitization program and bank credit facilities during the first quarter of fiscal 2011 which, along with available cash, was primarily used to fund acquisitions and the working capital needs of the business as the Company experienced 18% sequential growth in revenue. During the first quarter of fiscal 2010, the Company received proceeds of $31.4 million from bank credit facilities and other debt.
Cash Flow from Investing Activities
The Company used $574.8 million of cash for acquisitions, net of cash acquired, and $31.5 million for capital expenditures primarily related to system development costs and computer hardware and software expenditures. During the first quarter of fiscal 2010, the Company used $9.5 million of cash primarily for capital expenditures related to building and leasehold improvements, system development costs, computer hardware and software.
Capital Structure and Contractual Obligations
The following table summarizes the Company’s capital structure as of the end of the first quarter of fiscal 2011 with a comparison to fiscal 2010 year-end:

	October 2,	% of Total	July 3,	% of Total
	2010	Capitalization	2010	Capitalization
	(Dollars in thousands)
Short-term debt	$498,398	9.8%	$36,549	0.8%
Long-term debt	1,260,119	24.8	1,243,681	29.0

Total debt	1,758,517	34.6	1,280,230	29.8
Shareholders’ equity	3,330,198	65.4	3,009,117	70.2

Total capitalization	$5,088,715	100.0	$4,289,347	100.0

For a description of the Company’s long-term debt and lease commitments for the next five years and thereafter, see Long-Term Contractual Obligations appearing in Item 7 of the Company’s Annual Report on Form 10-K for the year ended July 3, 2010. With the exception of the Company’s debt transactions discussed herein, there are no material changes to this information outside of normal lease payments.
The Company does not currently have any material commitments for capital expenditures.
Financing Transactions
The Company has a five-year $500.0 million unsecured revolving credit facility (the “Credit Agreement”) with a syndicate of banks which expires in September 2012. Under the Credit Agreement, the Company may elect from various interest rate options, currencies and maturities. As of the end of the first quarter of fiscal 2011, there were $110.2 million in borrowings outstanding under the Credit Agreement included in “long-term debt” in the consolidated financial statements. In addition, there were $9.2 million in letters of credit issued under the Credit Agreement which represent a utilization of Credit Agreement capacity but are not recorded in the consolidated balance sheet as the letters of credit are not debt. As of July 3, 2010, there were $93.7 million in borrowings outstanding and $8.6 million in letters of credit issued under the Credit Agreement.
During the first quarter of fiscal 2011, the Company amended its accounts receivable securitization program (the “Program”) with a group of financial institutions to allow the Company to sell, on a revolving basis, an undivided interest of up to $600.0 million ($450.0 million prior to the amendment) in eligible receivables while retaining a subordinated interest in a portion of the receivables. The Program does not qualify for sale treatment and, as a result, any borrowings under the Program are recorded as debt on the consolidated balance sheet. The Program contains certain covenants, all of which the Company was in compliance with as of October 2, 2010. The Program has a one year term that expires in August 2011. There were $190.0 million in borrowings outstanding under the Program at October 2, 2010. There were no borrowings outstanding at July 3, 2010.

As a result of acquisitions during the first quarter of fiscal 2011, the Company acquired debt of $420.3 million, of which $211.9 million was repaid at the acquisition dates. As of the end of the first quarter of fiscal 2011, the outstanding balances associated with the acquired debt and credit facilities consisted of $67.9 million in bank credit facilities and other debt primarly used to support the acquired foreign operations and $104.8 million of 3.75% Notes due March 2024 (see further description below).
Notes outstanding at October 2, 2010 consisted of:
•	$300.0 million of 5.875% Notes due March 15, 2014
•	$250.0 million of 6.00% Notes due September 1, 2015
•	$300.0 million of 6.625% Notes due September 15, 2016
•	$300.0 million of 5.875% Notes due June 15, 2020
•	$104.8 million of 3.75% Notes due March 5, 2024 (redeemable in March 2011)
The $104.8 million of 3.75% Notes due March 5, 2024 were assumed in the Bell acquisition. Prior to the Bell acquisition, the 3.75% Notes were convertible into Bell common stock; however, as a result of the acquisition, the debt is no longer convertible into shares.
Under the terms of the 3.75% Notes, the Company may redeem some or all of the 3.75% Notes for cash anytime on or after March 5, 2011 and the note holders may require the Company to purchase for cash some or all of the 3.75% Notes on March 5, 2011, March 5, 2014 or March 5, 2019 at a redemption price equal to 100% of the principal amount plus interest. During the first quarter of fiscal 2011, the Company issued a tender offer for the 3.75% Notes for which approximately $5.2 million was tendered and paid in Septebmer 2010. As the note holders may require the Company to repurchase all of the remaining 3.75% Notes in March 2011 for cash, the debt has been classified as short-term.
In addition to its primary financing arrangements, the Company has several small lines of credit in various locations to fund the short-term working capital, foreign exchange, overdraft and letter of credit needs of its wholly owned subsidiaries in Europe, Asia and Canada. Avnet generally guarantees its subsidiaries’ obligations under these facilities.
Covenants and Conditions
The Credit Agreement contains certain covenants with various limitations on debt incurrence, dividends, investments and capital expenditures and also includes financial covenants requiring the Company to maintain minimum interest coverage and leverage ratios, as defined. Management does not believe that the covenants in the Credit Agreement limit the Company’s ability to pursue its intended business strategy or future financing needs. The Company was in compliance with all covenants of the Credit Agreement as of October 2, 2010.
The Securitization Program requires the Company to maintain certain minimum interest coverage and leverage ratios as defined in the Credit Agreement in order to continue utilizing the Securitization Program. The Securitization Program also contains certain covenants relating to the quality of the receivables sold. If these conditions are not met, the Company may not be able to borrow any additional funds and the financial institutions may consider this an amortization event, as defined in the agreement, which would permit the financial institutions to liquidate the accounts receivables sold to cover any outstanding borrowings. Circumstances that could affect the Company’s ability to meet the required covenants and conditions of the Securitization Program include the Company’s ongoing profitability and various other economic, market and industry factors. Management does not believe that the covenants under the Securitization Program limit the Company’s ability to pursue its intended business strategy or future financing needs. The Company was in compliance with all covenants of the Securitization Program as of October 2, 2010.
See Liquidity below for further discussion of the Company’s availability under these various facilities.

Liquidity
The Company had total borrowing capacity of $1.1 billion at October 2, 2010 under the Credit Agreement and the Securitization Program. There were $110.2 million in borrowings outstanding and $9.2 million in letters of credit issued under the Credit Agreement and $190.0 million outstanding under the Securitization Program, resulting in $790.6 million of net availability at the end of the first quarter. The Company also had $661.7 million of cash and cash equivalents at October 2, 2010.
During the first quarter of fiscal 2011, the Company utilized $574.8 million of cash, net of cash acquired, for acquisitions, which included repayments of certain debt assumed in the acquisitions. The Company assumed a total of $420.3 million of debt as a result of the acquisitions and repaid $211.9 million of assumed debt at the acquisition dates. The Company has been making and expects to continue to make strategic investments through acquisition activity to the extent the investments strengthen Avnet’s competitive position and meet management’s return on capital thresholds.
During periods of weakening demand in the electronic component and enterprise computer solutions industry, the Company typically generates cash from operating activities. Conversely, the Company is also more likely to use operating cash flows for working capital requirements during periods of higher growth. In the first quarter of fiscal 2011, the Company utilized $112.3 million of cash for operations. Management believes that Avnet’s borrowing capacity, its current cash availability and the Company’s expected ability to generate operating cash flows in the future are sufficient to meet its projected financing needs.
The following table highlights the Company’s liquidity and related ratios as of the end of the first quarter of fiscal 2011 with a comparison to the fiscal 2010 year-end:
COMPARATIVE ANALYSIS — LIQUIDITY
(Dollars in millions)

	October 2,	July 3,	Percentage
	2010	2010	Change
Current Assets	$7,840.9	$6,630.2	18.3%
Quick Assets	5,077.4	4,666.6	8.8
Current Liabilities	4,600.6	3,439.6	33.8
Working Capital (1)	3,240.3	3,190.6	1.6
Total Debt	1,758.5	1,280.2	37.4
Total Capital (total debt plus total shareholders’ equity)	5,088.7	4,289.3	18.6
Quick Ratio	1.1:1	1.4:1
Working Capital Ratio	1.7:1	1.9:1
Debt to Total Capital	34.6%	29.8%

(1)	This calculation of working capital is defined as current assets less current liabilities.
The Company’s quick assets (consisting of cash and cash equivalents and receivables) increased 8.8% from July 3, 2010 to October 2, 2010 due primarily to the increase in receivables resulting primarily from the receivables assumed with the acquisitions of Bell, Tallard and Unidux, the impact of the change in foreign currency exchange spot rates at October 2, 2010 as compared with July 3, 2010 (for example, the US Dollar to Euro spot rate increased approximately 9% during that period) and the significant increase in sequential sales. Current assets increased 18.3% due to the increase in receivables and inventory, also a result of the recent acquisitions, the impact of the change in foreign currency exchange spot rates and the growth in sales. Current liabilities increased 33.8% primarily due to the increase in short-term borrowings used to support the 18% sequential growth in sales and due to debt assumed in the acquisitions. In addition, current liabilities increased due to growth in accounts payable, which was impacted by acquisitions and the exchange rate changes mentioned previously. As a result of the factors noted above, total working capital increased by 1.6% during the first quarter. Total debt increased by 37.4%, total capital increased 18.6% and the debt to capital ratio increased to 34.6% as compared with July 3, 2010.
Recently Issued Accounting Pronouncements
None.

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
See Item 7A, Quantitative and Qualitative Disclosures About Market Risk, in the Company’s Annual Report on Form 10-K for the year ended July 3, 2010 for further discussion of market risks associated with interest rates and foreign currency exchange. Avnet’s exposure to foreign exchange risks have not changed materially since July 3, 2010 as the Company continues to hedge the majority of its foreign exchange exposures. Thus, any increase or decrease in fair value of the Company’s foreign exchange contracts is generally offset by an opposite effect on the related hedged position.
See Liquidity and Capital Resources – Financing Transactions appearing in Item 2 of this Form 10-Q for further discussion of the Company’s financing facilities and capital structure. As of October 2, 2010, 71% of the Company’s debt bears interest at a fixed rate and 29% of the Company’s debt bears interest at variable rates. Therefore, a hypothetical 1.0% (100 basis points) increase in interest rates would result in a $1.3 million impact on income before income taxes in the Company’s consolidated statement of operations for the quarter ended October 2, 2010.
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
During the first quarter of fiscal 2011, the Company acquired Bell Microproducts Inc., a publicly traded company which, prior to acquisition by Avnet, had identified material weaknesses as part of Bell’s management assessment of the effectiveness of Bell’s internal controls over financial reporting. The material weaknesses were identified as part of and in conjunction with a restatement of Bell’s financial statements which were filed with the Securities and Exchange Commission. Bell’s management also reported in its December 31, 2009 Form 10-K/A that Bell’s management had completed certain remediation actions and also had planned additional remediation actions to address the internal control weaknesses identified. Upon the acquisition of Bell, Avnet evaluated the potential impact of Bell’s material weaknesses and the completed remediation actions and performed procedures to ensure that Avnet’s consolidated financial statements for the quarter ended October 2, 2010 are materially correct. There have been no other changes to the Company’s internal control over financial reporting (as defined in Rule 13a-15(f) of the Exchange Act) that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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
The discussion of Avnet’s business and operations should be read together with the risk factors contained in Item 1A of its 2010 Annual Report on Form 10-K, filed with the Securities and Exchange Commission, which describe various risks and uncertainties to which the Company is or may become subject. These risks and uncertainties have the potential to affect Avnet’s business, financial condition, results of operations, cash flows, strategies or prospects in a material and adverse manner. As of October 2, 2010, there have been no material changes to the risk factors set forth in the Company’s 2010 Annual Report on Form 10-K.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
The following table includes the Company’s monthly purchases of common stock during the first quarter ended October 2, 2010:

				Maximum Number
				(or Approximate
			Total Number of	Dollar Value) of
			Shares Purchased	Shares That May
	Total Number		as Part of Publicly	Yet Be Purchased
	of Shares	Average Price	Announced Plans or	Under the Plans or
Period	Purchased	Paid per Share	Programs	Programs

July	5,600	$24.60	—	—
August	6,300	$24.10	—	—
September	6,100	$25.91	—	—
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
Date: October 29, 2010