Form 10-Q
period 2011-01-01
AVNET INC
filed 2011-01-28
CIK 8858

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended January 1, 2011

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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
As of January 21, 2011, the total number of shares outstanding of the registrant’s Common Stock was 152,679,766 shares, net of treasury shares.

AVNET, INC. AND SUBSIDIARIES
INDEX

Page No.

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

Consolidated Balance Sheets at January 1, 2011 and July 3, 2010	3

Consolidated Statements of Operations for the second quarters and six months ended January 1, 2011 and January 2, 2010	4

Consolidated Statements of Cash Flows for the six months ended January 1, 2011 and January 2, 2010	5

Notes to Consolidated Financial Statements	6

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations	16

Item 3. Quantitative and Qualitative Disclosures About Market Risk	26

Item 4. Controls and Procedures	26

PART II. OTHER INFORMATION

Item 1. Legal Proceedings	27

Item 1A. Risk Factors	27

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds	28

Item 6. Exhibits	28

Signature Page	29

Exhibit 10.2
Exhibit 31.1
Exhibit 31.2
Exhibit 32.1
Exhibit 32.2
EX-101 INSTANCE DOCUMENT
EX-101 SCHEMA DOCUMENT
EX-101 CALCULATION LINKBASE DOCUMENT
EX-101 LABELS LINKBASE DOCUMENT
EX-101 PRESENTATION LINKBASE DOCUMENT

PART I
FINANCIAL INFORMATION

Item 1.	Financial Statements
AVNET, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(Unaudited)

	January 1,	July 3,
	2011	2010
	(Thousands, except
	share amounts)
ASSETS
Current assets:
Cash and cash equivalents	$756,931	$1,092,102
Receivables, less allowances of $102,592 and $81,197 respectively	4,816,088	3,574,541
Inventories	2,549,591	1,812,766
Prepaid and other current assets	245,301	150,759

Total current assets	8,367,911	6,630,168
Property, plant and equipment, net	367,410	302,583
Goodwill (Notes 2 and 3)	847,954	566,309
Other assets	320,314	283,322

Total assets	$9,903,589	$7,782,382

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Borrowings due within one year (Note 4)	$777,235	$36,549
Accounts payable	3,610,080	2,862,290
Accrued expenses and other	706,669	540,776

Total current liabilities	5,093,984	3,439,615
Long-term debt (Note 4)	1,247,906	1,243,681
Other long-term liabilities	119,499	89,969

Total liabilities	6,461,389	4,773,265

Commitments and contingencies (Note 6)
Shareholders’ equity (Notes 8 and 9):
Common stock $1.00 par; authorized 300,000,000 shares; Issued 152,098,000 shares and 151,874,000 shares, respectively	152,098	151,874
Additional paid-in capital	1,226,230	1,206,132
Retained earnings	1,903,649	1,624,441
Accumulated other comprehensive income (Note 8)	160,915	27,362
Treasury stock at cost, 37,744 shares and 37,769 shares, respectively	(692)	(692)

Total shareholders’ equity	3,442,200	3,009,117

Total liabilities and shareholders’ equity	$9,903,589	$7,782,382

See notes to consolidated financial statements.

AVNET, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

	Second Quarters Ended		Six Months Ended
	January 1,	January 2,	January 1,	January 2,
	2011	2010	2011	2010
	(Thousands, except per share data)
Sales	$6,767,495	$4,834,524	$12,949,883	$9,189,560
Cost of sales	5,994,301	4,282,633	11,453,544	8,137,932

Gross profit	773,194	551,891	1,496,339	1,051,628
Selling, general and administrative expenses	516,480	389,604	1,017,096	782,269
Restructuring, integration and other charges (Note 12)	29,112	—	57,179	18,072

Operating income	227,602	162,287	422,064	251,287
Other income (expense), net	(360)	(835)	2,979	2,081
Interest expense	(24,248)	(15,316)	(46,273)	(30,597)
Gain on sale of assets (Note 2)	—	5,549	—	5,549
Gain on bargain purchase and other (Note 2)	—	—	29,023	—

Income before income taxes	202,994	151,685	407,793	228,320
Income tax provision	61,960	47,834	128,585	73,574

Net income	$141,034	$103,851	$279,208	$154,746

Net earnings per share (Note 9):
Basic	$0.93	$0.69	$1.84	$1.02

Diluted	$0.91	$0.68	$1.81	$1.01

Shares used to compute earnings per share (Note 9):
Basic	152,137	151,391	152,071	151,333

Diluted	154,259	152,945	153,952	152,790

See notes to consolidated financial statements.

AVNET, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Six Months Ended
	January 1,	January 2,
	2011	2010
	(Thousands)
Cash flows from operating activities:
Net income	$279,208	$154,746
Non-cash and other reconciling items:
Depreciation and amortization	39,490	31,127
Deferred income taxes	(21,696)	16,019
Stock-based compensation	20,769	19,799
Gain on bargain purchase and other (Note 2)	(29,023)	—
Gain on sale of assets (Note 2)	—	(5,549)
Other, net	31,017	8,363
Changes in (net of effects from businesses acquired):
Receivables	(545,192)	(793,294)
Inventories	(341,101)	(272,882)
Accounts payable	295,374	753,354
Accrued expenses and other, net	79,682	(2,988)

Net cash flows used for operating activities	(191,472)	(91,305)

Cash flows from financing activities:
Borrowings under accounts receivable securitization program, net (Note 4)	450,000	—
Repayments of notes (Note 4)	(5,205)	—
Proceeds from bank debt, net (Note 4)	62,520	39,660
Proceeds from other debt, net (Note 4)	13,570	8
Other, net	1,219	2,767

Net cash flows provided by financing activities	522,104	42,435

Cash flows from investing activities:
Purchases of property, plant and equipment	(70,205)	(24,465)
Cash proceeds from sales of property, plant and equipment	1,727	5,441
Acquisitions of operations, net of cash acquired (Note 2)	(626,871)	(5,606)
Cash proceeds from divestitures (Note 2)	—	8,583

Net cash flows used for investing activities	(695,349)	(16,047)

Effect of exchange rate changes on cash and cash equivalents	29,546	15,867

Cash and cash equivalents:
— decrease	(335,171)	(49,050)
— at beginning of period	1,092,102	943,921

— at end of period	$756,931	$894,871

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
The Company operates on a “52/53 week” fiscal year, and as a result, the six months ended January 1, 2011 contained twenty six weeks while the six months ended January 2, 2010 contained twenty seven weeks. Interim results of operations are not necessarily indicative of the results to be expected for the full fiscal year. The information included in this Form 10-Q should be read in conjunction with the consolidated financial statements and accompanying notes included in the Company’s Annual Report on Form 10-K for the fiscal year ended July 3, 2010.
2. Acquisitions and divestitures
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
Unidux, a Japanese publicly traded company, was acquired through a tender offer in which the Company obtained over 95% controlling interest. The non-controlling interest was recorded at fair value but was not material. The acquisition of the non-controlling interest in Unidux was completed during the second quarter of fiscal 2011. As mentioned, Unidux was a publicly traded company which shares were trading below its book value for a period of time. In a tender offer, Avnet offered a purchase price per share for Unidux that was above the prevailing trading price thereby representing a premium to the then recent trading levels. Even though the purchase price was below book value, 95% of the Unidux shareholders tendered their shares. As a result, the Company acquired Unidux for a purchase price of $132,780,000, net of cash acquired, and recognized a gain on bargain purchase of $30,990,000 pre- and after tax and $0.20 per share on a diluted basis. Prior to recognizing the gain, the Company reassessed the assets acquired and liabilities assumed in the acquisition.
During the second quarter of fiscal 2011, the Company acquired three businesses with annualized revenues of approximately $50 million for an aggregate purchase price of $43,525,000, net of cash acquired. Of the three businesses acquired, two are reported as part of the EM Americas region and one is reported as part of the EM Asia region.
During fiscal 2011, the Company recognized restructuring and integration charges, and transaction and other costs associated with the acquisitions, all of which were recognized in the consolidated statement of operations and are described further in Note 12.
Bell
On July 6, 2010, subsequent to fiscal year 2010, the Company completed its previously announced acquisition of Bell, a value-added distributor of storage and server products and solutions and computer components products, providing integration and support services to OEMs, VARs, system builders and end users in the US, Canada, EMEA and Latin America. Bell operated both a distribution and single tier reseller business and generated sales of approximately $3.0 billion in calendar 2009, of which 42%, 41% and 17% was generated in North America, EMEA and Latin America, respectively. The consideration for the transaction totaled $255,691,000 which consisted of $7.00 cash per share of Bell common stock, cash payment for Bell equity awards, and cash payments required under existing Bell change of control agreements plus the assumption of $323,321,000 of Bell net debt. Of the debt acquired, Avnet repaid approximately $209,651,000 of debt (including associated fees) immediately after closing. The Company is integrating Bell into both the EM and TS operating groups and expects significant cost saving synergies upon completion of the integration activities, which are anticipated to be completed by the end of fiscal 2011.

AVNET, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
Preliminary allocation of purchase price
The Bell acquisition is accounted for as a purchase business combination. Assets acquired and liabilities assumed are recorded in the accompanying consolidated balance sheet at their estimated fair values, using management’s estimates and assumptions, as of July 6, 2010 (see following table). As of the end of the first quarter, the Company had not yet completed its evaluation of the fair value of certain assets and liabilities acquired, primarily (i) the final valuation of amortizable intangible assets identified as a result of the acquisition (see Note 3), (ii) the final valuation of certain income tax accounts, and (iii) certain contingent liabilities associated with the former Bell Latin America business.
During the second quarter of fiscal 2011, the Company completed its valuation of the identifiable amortizable intangible assets and adjusted it to $60,000,000 (see Note 3).
The Company also recognized a contingent liability of $18,000,000 for potential unpaid import duties associated with the former Bell Latin America business. Prior to the acquisition of Bell by Avnet, the US Customs and Border Protection (“CBP”) initiated a review of the importing process at one of Bell’s subsidiaries and identified compliance deficiencies. Subsequent to the acquisition of Bell by Avnet, CBP began a compliance audit to identify any duty owed as a result of the prior non-compliance. The Company has evaluated projected duties, interest and penalties that potentially may be imposed as a result of the audit and believes the contingent liability recorded is a reasonable estimate of the liability based upon facts available. Depending on the ultimate resolution of the matter with CBP, there may be additional exposure in excess of the recorded amount but a reasonably possible range is not currently estimable.
The Company expects remaining final evaluations for certain income tax accounts to be completed in fiscal 2011 which may result in additional adjustments to the preliminary values presented in the following table.
The Company acquired accounts receivable which were recorded at the estimated fair value amounts; however, adjustments to acquired amounts were not significant as book value approximated fair value due to the short term nature of accounts receivables. The gross amount of accounts receivable acquired was $381,805,000 and the fair value recorded was $363,589,000, which is expected to be collected.

July 6,
2010
(Thousands)
Current assets	$710,339
Property, plant and equipment	12,873
Goodwill	218,915
Identifiable intangible asset	60,000
Other assets	37,964

Total assets acquired	1,040,091

Current liabilities, excluding current portion of long-term debt	395,729
Long-term liabilities	30,218
Total debt	358,453

Total liabilities assumed	784,400

Net assets acquired	$255,691

Approximately $22,000,000 of goodwill associated with the Bell acquisition is expected to be deductible for tax purposes.
Synergies related to integration actions taken to date have already been obtained in the combined business of Avnet and Bell, and management expects additional synergies to be obtained which will allow for operating cost reductions upon completion of the integration of Bell; such expense synergy savings were a primary driver of the excess of purchase price paid over the value of assets and liabilities acquired.

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

	Pro Forma Results	Pro Forma Results
	Second Quarter Ended	Six Months Ended
	January 2, 2010	January 2, 2010
	(Thousands, except per share data)

Pro forma sales	$5,671,491	$10,791,683
Pro forma operating income	177,998	268,453
Pro forma net income	115,489	163,570

Pro forma diluted earnings per share	$0.75	$1.07
The combined results for Avnet and Bell for the second quarter and six months ended fiscal 2010 were adjusted for the following in order to create the pro forma results in the table above:
•
$2,143,000 pre-tax, $1,310,000 after tax, or $0.01 per diluted share for the second quarter of fiscal 2010 and $4,286,000 pre-tax, $2,621,000 after-tax, or $0.02 per diluted share for the first six months of fiscal 2010, of intangible asset amortization associated with the Bell acquisition; and

•	$5,181,000 pre-tax, $3,168,000 after tax, or $0.02 per diluted share for the first six months of fiscal 2010 for Bell transaction costs that were expensed upon closing.
Pro forma results above exclude the impact of synergies that may be realized upon completion of the integration activity.
Pro forma financial information is not presented for fiscal 2011 because the Bell acquisition occurred on July 6, 2010, which is three days after the beginning of the Company’s fiscal year 2011. The accompanying consolidated statement of operations for the first quarter of fiscal 2011 included sales of $781,135,000 related to the acquired Bell business. The Company is in the process of integrating the Bell business into the Avnet existing business, which includes IT systems integration, and administrative, sales and logistics operations integrations. As a result, after the first quarter of fiscal 2011, the Company is no longer able to identify the acquired Bell business separately from the on-going Avnet business.
Prior year acquisition-related exit activity accounted for in purchase accounting
Prior to fiscal 2010, certain restructuring charges were recognized as part of purchase accounting under previous accounting standards. During fiscal 2007 and 2006, the Company recorded certain exit-related liabilities through purchase accounting which consisted of severance for workforce reductions, non-cancelable lease commitments and lease termination charges for leased facilities, and other contract termination costs associated with the exit activities. During the first six months of fiscal 2011, the Company paid $235,000 in cash associated with these reserves. In addition, Company released $1,402,000 of lease reserves that were determined no longer necessary and recorded a credit through “restructuring, integration and other charges.” As of January 1, 2011, the total remaining reserve was $3,905,000 which related primarily to facility exit costs and other contractual lease obligations which management expects to be substantially utilized by fiscal 2013.

AVNET, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
Divestitures
During the second quarter and first half of fiscal 2010, the Company recognized a gain on the sale of assets amounting to $5,549,000 pre-tax, $3,383,000 after tax and $0.02 per share on a diluted basis, as a result of certain earn-out provisions associated with the prior sale of the Company’s equity investment in Calence LLC. In addition, the Company sold a cost method investment and received proceeds of approximately $3,034,000. As a result, the Company received a total of $8,583,000 in cash proceeds from divestitures for the first half of fiscal 2010.
3. Goodwill and intangible assets
The following table presents the carrying amount of goodwill, by reportable segment, for the six months ended January 1, 2011:

	Electronics	Technology
	Marketing	Solutions	Total
	(Thousands)
Carrying value at July 3, 2010	$242,626	$323,683	$566,309
Additions	100,577	174,738	275,315
Foreign currency translation	3,343	2,987	6,330

Carrying value at January 1, 2011	$346,546	$501,408	$847,954

The goodwill additions are a result of the Bell and Tallard acquisitions that occurred in the first quarter of fiscal 2011 (see Note 2) and three acquired businesses that occurred in the second quarter of fiscal 2011. The Unidux acquisition resulted in $30,990,000 of negative goodwill which was included in “Gain on bargain purchase and other” on the consolidated statement of operations.
The following table presents the gross amount of goodwill and accumulated impairment since fiscal 2009 as of July 3, 2010 and January 1, 2011. All of the accumulated impairment was recognized in fiscal 2009.

	Electronics	Technology
	Marketing	Solutions	Total
	(Thousands)
Gross goodwill at July 3, 2010	$1,287,736	$658,307	$1,946,043
Accumulated impairment	(1,045,110)	(334,624)	(1,379,734)

Carrying value at July 3, 2010	$242,626	$323,683	$566,309

Gross goodwill at January 1, 2011	$1,391,656	$836,032	$2,227,688
Accumulated impairment	(1,045,110)	(334,624)	(1,379,734)

Carrying value at January 1, 2011	$346,546	$501,408	$847,954

In the first quarter of fiscal 2011, the Company recognized a preliminary estimate for a customer relationship intangible asset. During the second quarter of fiscal 2011, the Company completed its evaluation of the intangible asset and recognized a final valuation of $60,000,000, which has an estimated life of seven years.
As of January 1, 2011, “Other assets” included customer relationship intangible assets with a carrying value of $107,410,000; consisting of $145,094,000 in original cost value and $37,684,000 of accumulated amortization and foreign currency translation. These assets are being amortized over a weighted average life of 8 years. Intangible asset amortization expense was $4,761,000 and $2,158,000 for the second quarter of fiscal 2011 and 2010, respectively, and $9,770,000 and $4,334,000 for the first six months of fiscal 2011 and 2010, respectively. Amortization expense for fiscal 2012 through 2015 is expected to be approximately $17,000,000 each year and $13,000,000 for fiscal 2016.

AVNET, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
4. External financing
Short-term debt consists of the following:

	January 1,	July 3,
	2011	2010
	(Thousands)
Bank credit facilities	$165,717	$35,617
Borrowings under the accounts receivable securitization program	450,000	—
3.75% Notes due March 2024 (redeemable in March 2011)	104,795	—
Other debt due within one year	56,723	932

Short-term debt	$777,235	$36,549

Bank credit facilities consist of various committed and uncommitted lines of credit with financial institutions utilized primarily to support the working capital requirements of foreign operations. The weighted average interest rate on the outstanding bank credit facilities was 1.9% at January 1, 2011 and 4.0% at July 3, 2010. In connection with recent acquisitions (see Note 2), the Company acquired debt of $420,259,000, of which $211,933,000 was repaid (including associated fees) at the acquisition dates. As of the end of the second quarter of fiscal 2011, the outstanding balances associated with the acquired debt and credit facilities consisted of $114,752,000 in bank credit facilities and other debt primarly used to support the acquired foreign operations and $104,795,000 of 3.75% Notes due March 2024.
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
In August 2010, the Company amended its accounts receivable securitization program (the “Program”) with a group of financial institutions to allow the Company to sell, on a revolving basis, an undivided interest of up to $600,000,000 ($450,000,000 prior to the amendment) in eligible receivables while retaining a subordinated interest in a portion of the receivables. The Program does not qualify for sale treatment and, as a result, any borrowings under the Program are recorded as debt on the consolidated balance sheet. The Program contains certain covenants, all of which the Company was in compliance with as of January 1, 2011. The Program has a one year term that expires in August 2011. There were $450,000,000 in borrowings outstanding under the Program at January 1, 2011. There were no borrowings outstanding at July 3, 2010.
Long-term debt consists of the following:

	January 1,	July 3,
	2011	2010
	(Thousands)

5.875% Notes due March 15, 2014	$300,000	$300,000
6.00% Notes due September 1, 2015	250,000	250,000
6.625% Notes due September 15, 2016	300,000	300,000
5.875% Notes due June 15, 2020	300,000	300,000
Other long-term debt	101,176	97,217

Subtotal	1,251,176	1,247,217
Discount on notes	(3,270)	(3,536)

Long-term debt	$1,247,906	$1,243,681

AVNET, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
The Company has a five-year $500,000,000 unsecured revolving credit facility (the “Credit Agreement”) with a syndicate of banks that expires in September 2012. Under the Credit Agreement, the Company may elect from various interest rate options, currencies and maturities. The Credit Agreement contains certain covenants, all of which the Company was in compliance with as of January 1, 2011. At January 1, 2011, there were $98,135,000 in borrowings outstanding under the Credit Agreement included in “other long-term debt” in the preceding table. In addition, there were $14,254,000 in letters of credit issued under the Credit Agreement which represent a utilization of the Credit Agreement capacity but are not recorded in the consolidated balance sheet as the letters of credit are not debt. At July 3, 2010, there were $93,682,000 in borrowings outstanding under the Credit Agreement and $8,597,000 in letters of credit issued under the Credit Agreement.
At January 1, 2011, the carrying value and fair value of the Company’s debt was $2,025,141,000 and $2,101,960,000, respectively. Fair value was estimated primarily based upon quoted market prices.
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
7. Pension plan
The Company’s noncontributory defined benefit pension plan (the “Plan”) covers substantially all domestic employees. Components of net periodic pension costs during the quarters and six months ended January 1, 2011 and January 2, 2010 were as follows:

	Second Quarters Ended		Six Months Ended
	January 1,	January 2,	January 1,	January 2,
	2011	2010	2011	2010
	(Thousands)
Service cost	$7,275	$—	$14,550	$—
Interest cost	3,600	3,937	7,200	7,874
Expected return on plan assets	(6,975)	(7,534)	(13,950)	(15,068)
Recognized net actuarial loss	2,325	1,422	4,650	2,844
Amortization of prior service credit	(475)	(1,221)	(950)	(2,442)

Net periodic pension cost (income)	$5,750	$(3,396)	$11,500	$(6,792)

There were no contributions made to the Plan during the first six months of fiscal 2011. The significant increase in pension cost as compared with last year was primarily due to the resumption of benefits at the beginning of fiscal 2011 (reflected in “Service cost” in the above table) which had been temporarily suspended during fiscal 2010.

AVNET, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
8. Comprehensive income

	Second Quarters Ended		Six Months Ended
	January 1,	January 2,	January 1,	January 2,
	2011	2010	2011	2010
	(Thousands)
Net income	$141,034	$103,851	$279,208	$154,746
Foreign currency translation adjustments and other	(42,099)	(16,921)	133,553	43,292

Total comprehensive income	$98,935	$86,930	$412,761	$198,038

9. Earnings per share

	Second Quarters Ended		Six Months Ended
	January 1,	January 2,	January 1,	January 2,
	2011	2010	2011	2010
	(Thousands, except per share data)
Numerator:
Net income	$141,034	$103,851	$279,208	$154,746

Denominator:
Weighted average common shares for basic earnings per share	152,137	151,391	152,071	151,333
Net effect of dilutive stock options and performance share awards	2,122	1,554	1,881	1,457

Weighted average common shares for diluted earnings per share	154,259	152,945	153,952	152,790

Basic earnings per share	$0.93	$0.69	$1.84	$1.02

Diluted earnings per share	$0.91	$0.68	$1.81	$1.01

Options to purchase 252,000 and 991,000 shares of the Company’s stock were excluded from the calculations of diluted earnings per share for the quarters ended January 1, 2011 and January 2, 2010, respectively, and 610,000 and 1,036,000 shares were excluded for the six months ended January 1, 2011 and January 2, 2010, respectively, because the exercise price for those options was above the average market price of the Company’s stock. Therefore, inclusion of these options in the diluted earnings per share calculation would have had an anti-dilutive effect.
10. Additional cash flow information
Interest and income taxes paid in the six months ended January 1, 2011 and January 2, 2010 were as follows:

	Six Months Ended
	January 1,	January 2,
	2011	2010
	(Thousands)
Interest	$44,088	$29,594
Income taxes	85,581	46,616

AVNET, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
11. Segment information

	Second Quarters Ended		Six Months Ended
	January 1,	January 2,	January 1,	January 2,
	2011	2010	2011	2010
	(Thousands)
Sales:
Electronics Marketing	$3,558,614	$2,517,200	$7,179,218	$4,955,282
Technology Solutions	3,208,881	2,317,324	5,770,665	4,234,278

	$6,767,495	$4,834,524	$12,949,883	$9,189,560

Operating income (loss):
Electronics Marketing	$183,448	$92,194	$375,532	$173,605
Technology Solutions	105,168	88,150	161,857	139,547
Corporate	(31,902)	(18,057)	(58,146)	(43,793)

	256,714	162,287	479,243	269,359
Restructuring, integration and other charges (Note 12)	(29,112)	—	(57,179)	(18,072)

	$227,602	$162,287	$422,064	$251,287

Sales, by geographic area:
Americas (1)	$3,043,652	$2,189,480	$5,764,866	$4,108,607
EMEA (2)	2,124,597	1,476,187	4,012,101	2,823,502
Asia/Pacific (3)	1,599,246	1,168,857	3,172,916	2,257,451

	$6,767,495	$4,834,524	$12,949,883	$9,189,560

(1)
Includes sales in the United States of $2.63 billion and $1.98 billion for the second quarters ended January 1, 2011 and January 2, 2010, respectively. Includes sales in the United States of $5.04 billion and $3.73 billion for the first half of fiscal 2011 and 2010, respectively.

(2)
Includes sales in Germany and the United Kingdom of $779.6 million and $445.4 million, respectively, for the second quarter of fiscal 2011, and $1.48 billion and $871.3 million, respectively, for the first half of fiscal 2011. Includes sales in Germany and the United Kingdom of $515.9 million and $289.8 million, respectively, for the second quarter of fiscal 2010, and $982.0 million and $574.7 million, respectively, for the first half of fiscal 2010.

(3)
Includes sales in Taiwan, Singapore and China (including Hong Kong) of $422.6 million, $294.3 million and $578.6 million, respectively, for the second quarter of fiscal 2011, and $865.6 million, $581.9 million and $1.17 billion, respectively, for the first half of fiscal 2011. Includes sales in Taiwan, Singapore and China (including Hong Kong) of $307.4 million, $238.6 million and $492.1 million, respectively, for the second quarter of fiscal 2010, and $626.2 million, $469.8 million and $909.7 million, respectively, for the first half of fiscal 2010.

	January 1,	July 3,
	2011	2010
	(Thousands)
Assets:
Electronics Marketing	$5,526,562	$4,441,758
Technology Solutions	4,106,554	2,553,844
Corporate	270,473	786,780

	$9,903,589	$7,782,382

Property, plant, and equipment, net, by geographic area
Americas (4)	$218,446	$182,231
EMEA (5)	123,546	98,460
Asia/Pacific	25,418	21,892

	$367,410	$302,583

(4)	Includes property, plant and equipment, net, of $209.1 million and $178.2 million as of January 1, 2011 and July 3, 2010, respectively, in the United States.

(5)
Includes property, plant and equipment, net, of $68.0 million, $21.5 million and $16.5 million in Germany, Belgium and the United Kingdom, respectively, as of January 1, 2011 and $48.0 million, $20.4 million and $13.4 million, respectively, as of July 3, 2010.

AVNET, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
12. Restructuring, integration and other charges
Fiscal 2011
During the second quarter and first six months of fiscal 2011, the Company incurred charges related primarily to the acquisition and integration activities associated with acquired businesses.

	Quarter ended	Six Months ended
	January 1, 2011	January 1, 2011
	(Thousands)
Restructuring charges	$22,143	$32,847
Transaction costs	1,307	12,068
Integration costs	8,774	16,096
Reversal of excess prior year restructuring reserves	(3,485)	(4,205)
Other	373	373

Total restructuring, integration and other charges	$29,112	$57,179

The activity related to the restructuring reserves established during the first six months of fiscal 2011 is presented in the following table:

	Severance	Facility
	Reserves	Exit Costs	Other	Total
	(Thousands)
Fiscal 2011 pre-tax charges	$18,934	$12,967	$946	$32,847
Amounts utilized	(8,415)	(5,426)	(492)	(14,333)
Other, principally foreign currency translation	(146)	(9)	174	19

Balance at January 1, 2011	$10,373	$7,532	$628	$18,533

Severance charges recorded in the first six months of fiscal 2011 related to personnel reductions of over 350 employees in administrative, finance and sales functions primarily in connection with the integration of the acquired Bell business into the existing EM Americas, TS Americas and TS EMEA regions and, to a lesser extent, other cost reduction actions. Facility exit costs consisted of lease liabilities, fixed asset write-downs and other related charges associated with 35 vacated facilities: 19 in the Americas, 14 in EMEA and two in the Asia/Pac region. Of the $32,847,000 pre-tax restructuring charges, $14,304,000 related to EM and $17,852,000 related to TS and the remainder related to the Company’s corporate operations. Cash payments of $11,690,000 are reflected in the amounts utilized during the first six months of fiscal 2011 and the remaining amounts were related to non-cash asset write downs. As of January 1, 2011, management expects the majority of the remaining severance reserves to be utilized by the end of fiscal 2012 and the remaining facility exit cost reserves to be utilized by the end of fiscal 2014.
Transaction costs incurred during the first six months of fiscal 2011 related primarily to professional fees for advisory and broker services and legal and accounting due diligence procedures and other legal costs associated with acquisitions.
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

AVNET, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
Fiscal 2010
During fiscal 2010, the Company incurred restructuring, integration and other charges related to the remaining cost reduction actions announced in fiscal 2009, which were taken in response to market conditions, as well as integration costs associated with acquired businesses. The following table presents the activity during the first six months of fiscal 2011 related to the remaining restructuring reserves established during fiscal 2010.

	Severance	Facility
	Reserves	Exit Costs	Other	Total
	(Thousands)
Balance at July 3, 2010	$539	$1,405	$1,836	$3,780
Amounts utilized	(400)	(188)	(437)	(1,025)
Adjustments	(136)	(903)	466	(573)
Other, principally foreign currency translation	24	4	(5)	23

Balance at January 1, 2011	$27	$318	$1,860	$2,205

The amounts utilized during the first six months of fiscal 2011 represent cash payments. As of January 1, 2011, management expects the majority of the remaining severance reserves to be utilized by the end of fiscal 2011 and the remaining facility exit cost and other reserves to be utilized by the end of fiscal 2013.
Fiscal 2009
During fiscal 2009, the Company incurred restructuring, integration and other charges related to cost reduction actions, costs for integration activity for acquired businesses and other items. The following table presents the activity during the first six months of fiscal 2011 related to the remaining restructuring reserves established during fiscal 2009.

	Severance	Facility
	Reserves	Exit Costs	Other	Total
	(Thousands)
Balance at July 3, 2010	$1,920	$17,136	$1,634	$20,690
Amounts utilized	(1,230)	(5,315)	(414)	(6,959)
Adjustments	(182)	(2,935)	(8)	(3,125)
Other, principally foreign currency translation	88	110	210	408

Balance at January 1, 2011	$596	$8,996	$1,422	$11,014

The amounts utilized during the first six months of fiscal 2011 represent cash payments. Management expects the majority of the remaining severance and other reserves to be utilized by the end of fiscal 2012 and the remaining facility exit cost reserves to be utilized by the end of fiscal 2015.
Fiscal 2008 and prior restructuring reserves
In fiscal year 2008 and prior, the Company incurred restructuring charges under five separate restructuring plans. As of January 1, 2011, the remaining reserves associated with these actions totaled $1,011,000 which are expected to be fully utilized by the end of fiscal 2012.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations
For a description of the Company’s critical accounting policies and an understanding of the significant factors that influenced the Company’s performance during the quarter and first six months ended January 1, 2011, this Management’s Discussion and Analysis of Financial Condition and Results of Operations (“MD&A”) should be read in conjunction with the consolidated financial statements, including the related notes, appearing in Item 1 of this Report, as well as the Company’s Annual Report on Form 10-K for the year ended July 3, 2010. The Company operates on a “52/53 week” fiscal year, and as a result, the first six months of fiscal 2011 contained 26 weeks while the first six months of fiscal 2010 contained 27 weeks. This extra week impacts the year-over-year analysis for the first six months of fiscal 2011 in this MD&A.
There are references to the impact of foreign currency translation in the discussion of the Company’s results of operations. Over the past several years, the exchange rates between the US Dollar and many foreign currencies, especially the Euro, have fluctuated significantly. For example, the US Dollar has strengthened against the Euro by approximately 8% when comparing the second quarter of fiscal 2011 with the second quarter of fiscal 2010; therefore, part of the fluctuation between the second quarter of fiscal 2011 results of operations and the prior year second quarter are a result of changes in foreign currency exchange rates. When the stronger US Dollar exchange rates of the current year are used to translate the results of operations of Avnet’s subsidiaries denominated in foreign currencies, the resulting impact is a decrease in US Dollars of reported results. In the discussion that follows, this is referred to as the “translation impact of changes in foreign currency exchange rates.”
In addition to disclosing financial results that are determined in accordance with US generally accepted accounting principles (“GAAP”), the Company also discloses certain non-GAAP financial information, including:
•	Income or expense items as adjusted for the translation impact of changes in foreign currency exchange rates, as discussed above.
•
Sales adjusted for certain items that impact the year-over-year analysis, which included (i) the impact of acquisitions by adjusting Avnet’s prior periods to include the sales of businesses acquired as if the acquisitions had occurred at the beginning of the period presented; and (ii) the impact of the transfer of the existing embedded business from TS Americas to EM Americas which occurred in the first quarter of fiscal 2011 in conjunction with the Bell acquisition so that substantially all embedded business in the Americas resides in the EM operating group. Sales taking into account the combination of these two adjustments are referred to as “pro forma sales” or “organic sales.”

•
Operating income excluding restructuring, integration and other charges incurred in the second quarter and first six months of fiscal 2011 and fiscal 2010. The reconciliation to GAAP is presented in the following table.

	Second Quarter	First Half	First Half
	Fiscal 2011	Fiscal 2011	Fiscal 2010
	(Thousands)
GAAP operating income	$227,602	$422,064	$251,287
Restructuring, integration and other charges	29,112	57,179	18,072

Adjusted operating income	$256,714	$479,243	$269,359

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

Results of Operations
Executive Summary
Revenue for the second quarter of fiscal 2011 increased 40.0% year over year to $6.77 billion driven by acquisitions and double-digit organic growth. Organic sales increased 13.7% which was the fourth consecutive quarter of double-digit year-over-year organic revenue growth. Both operating groups contributed to the year-over-year increase with organic sales growth of 23.0% and 4.9% for EM and TS, respectively. The year-over-year comparison of second quarter results were impacted by (i) acquisitions, (ii) the transfer of the existing embedded business from TS Americas to EM Americas which occurred in the first quarter of fiscal 2011, which did not have an impact on a consolidated basis but did impact sales comparisons for the groups; and (iii) the translation impact of changes in foreign currency exchange rates. As mentioned earlier in this MD&A, sales adjusted for items (i) and (ii) are defined as “pro forma” or “organic sales.”
Gross profit margin was flat year over year but, as expected, declined 27 basis points sequentially, primarily due to the mix of business between EM and TS as the lower gross profit margin TS business grew to 47% of consolidated revenue from 41% for the first quarter of fiscal 2011. EM gross profit margin increased by 22 basis points year over year as a result of margin expansion in EMEA and Asia primarily due to improved supplier pricing in connection with higher sales volume. This was partially offset by a decline in the Americas, which resulted primarily from the addition of the lower gross profit margins in the recently acquired embedded business in the Americas and the transfer of the existing embedded business from TS. TS gross profit margin was down 28 basis points year over year and was essentially flat sequentially. The year-over-year margin decrease was primarily attributable to the EMEA region due to the impact of the integration of the Bell business, which has a lower gross profit margin profile than the legacy TS EMEA business. Although the Bell business has a lower gross profit margin profile due to its product mix, it is expected to have a higher working capital velocity which should yield a similar return on working capital as the existing Avnet business upon the realization of the anticipated synergies of at least $60 million annualized, currently expected to be by the end of fiscal 2011.

Operating income margins were flat year over year but improved 22 basis points sequentially. EM operating income margins improved 150 basis points year over year to 5.2%, which is within management’s target range for EM. All three regions within EM contributed, but the improvement was primarily driven by the operating leverage in the EMEA region with its 34% year-over-year revenue growth. TS operating income margin declined 52 basis points year over year primarily due to lower operating margins of the acquired businesses as compared with the existing TS businesses. The acquired businesses are in the process of being integrated into the existing operations for which certain synergies have been obtained for the actions taken to date and management expects the benefit of the full $60 million of annualized synergies to be realized in the first quarter of fiscal 2012. Sequentially, TS operating income margin increased 107 basis points, which is in line with the seasonally strong sequential growth in TS in the December quarter, with all three regions contributing to the improvement.
The Company continued to focus on managing working capital velocity, defined as quarterly sales annualized divided by the monthly average of receivables plus inventory less accounts payable, which was 7.3 times for the second quarter of fiscal 2011. Working capital increased sequentially, primarily due to the growth in accounts receivable resulting from the seasonally stronger sales at TS and an increase in inventory at EM in anticipation of a seasonally strong March quarter and a reduction in accounts payable at EM.
As mentioned above, the Company completed its previously announced acquisition of Bell, a value-added distributor of storage and server products and solutions and computer components product, providing integration and support services to OEMs, VARs, system builders and end users in the US, Canada, EMEA and Latin America. Bell operated both a distribution and single tier reseller business and generated sales of approximately $3.0 billion in calendar 2009, of which 42%, 41% and 17% was generated in North America, EMEA and Latin America, respectively. The Company is integrating Bell into the EM Americas, TS Americas and TS EMEA regions and expects cost saving synergies of at least $60 million annualized upon completion of the integration activities, which are anticipated to be completed by the end of fiscal 2011. Also during the first half of fiscal 2011, the Company acquired Tallard, a value-added distributor of IT solutions in Latin America with annualized revenues of approximately $250 million, which is reported as part of the TS Americas region, Unidux, an electronics component distributor in Japan with annualized revenues of approximately $370 million, which is reported as part of the EM Asia region, and three smaller acquisitions with annualized revenues of approximately $50 million, two of which are reported as part of the EM Americas region and one is reported as part of the EM Asia region.
Sales
The table below provides the comparison of second quarter of fiscal 2011 and 2010 sales for the Company and its operating groups. Several items impacted the comparison of second quarter sales to sales in the prior year second quarter; accordingly the table below also provides pro forma (or organic) sales which represents sales adjusted for (i) the impact of acquisitions by adjusting Avnet’s prior periods to include the sales of businesses acquired as if the acquisitions had occurred at the beginning of the period presented; and (ii) the impact of the transfer of the existing embedded business from TS Americas to EM Americas which occurred in the first quarter of fiscal 2011 in conjunction with the Bell acquisition so that substantially all embedded business in the Americas resides in the EM operating group. Sales taking into account the combination of these adjustments is referred to as “pro forma sales” or “organic sales.”

						Pro forma
			Year-Year	Pro forma	Pro forma	Year-Year
	Q2-Fiscal ’11	Q2-Fiscal ’10	% Change	Q2-Fiscal ’11	Q2-Fiscal ’10	% Change
	(Dollars in thousands)
Avnet, Inc.	$6,767,495	$4,834,524	40.0%	$6,767,786	$5,953,630	13.7%
EM	3,558,614	2,517,200	41.4	3,558,905	2,894,017	23.0
TS	3,208,881	2,317,324	38.5	—	3,059,613	4.9
EM
Americas	$1,219,879	$790,139	54.4%	$1,220,169	$1,045,983	16.7%
EMEA	1,079,121	803,281	34.3	—	803,281	34.3
Asia	1,259,614	923,780	36.4	—	1,044,753	20.6
TS
Americas	$1,823,773	$1,399,341	30.3%	$—	$1,738,806	4.9%
EMEA	1,045,476	672,906	55.4	—	1,034,755	1.0
Asia	339,632	245,077	38.6	—	286,052	18.7
Totals by Region
Americas	$3,043,652	$2,189,480	39.0%	$3,043,942	$2,784,789	9.3%
EMEA	2,124,597	1,476,187	43.9	—	1,838,036	15.6
Asia	1,599,246	1,168,857	36.8	—	1,330,805	20.2

The following tables present the reconciliation of the reported sales to pro forma sales for second quarter of fiscal 2011 and 2010.

	As	Acquisition	Pro forma
Q2 Fiscal 2011	Reported	Sales (1)	Sales
	(Thousands)
Avnet, Inc.	$6,767,495	$291	$6,767,786
EM	3,558,614	291	3,558,905
EM Americas	1,219,878	291	1,220,169

(1)	Includes Center Cell which was acquired November 2010 in the EM Americas region

			Transfer of
	As	Acquisition	TS Business	Pro forma
Q2 Fiscal 2010	Reported	Sales (1)	to EM	Sales
	(Thousands)
Avnet, Inc.	$4,834,524	$1,119,106	$—	$5,953,630
EM	2,517,200	283,771	93,046	2,894,017
TS	2,317,324	835,335	(93,046)	3,059,613
EM
Americas	$790,139	$162,798	$93,046	$1,045,983
EMEA	803,281	—	—	803,281
Asia	923,780	120,973	—	1,044,753
TS
Americas	$1,399,341	$432,511	$(93,046)	$1,738,806
EMEA	672,906	361,849	—	1,034,755
Asia	245,077	40,975	—	286,052

(1)	Includes the following acquisitions:

Bell Microproducts acquired July 2010 in the EM Americas, TS Americas and TS EMEA regions

Tallard Technologies acquired July 2010 in the TS Americas region

Unidux acquired July 2010 in the EM Asia region

Broadband acquired October 2010 in the EM Americas region

Eurotone acquired October 2010 in the EM Asia region

Center Cell acquired November 2010 in the EM Americas region
Consolidated sales for the second quarter of fiscal 2011 were $6.77 billion, an increase of 40.0%, or $1.93 billion, from the prior year second quarter consolidated sales of $4.83 billion due primarily to acquisitions. Organic sales (as defined earlier in this MD&A) increased 13.7% and increased 15.7% excluding the translation impact of foreign currency exchange rates. This was the fourth consecutive quarter of double-digit year-over-year organic revenue growth. Both operating groups contributed to the year-over-year increase with organic sales of 23.0% at EM and 4.9% at TS.
EM sales of $3.56 billion in the second quarter of fiscal 2011 increased 41.4% over the prior year second quarter sales of $2.52 billion. The year-over-year comparisons were impacted by recent acquisitions and the transfer of the TS embedded business to EM. Organic sales increased 23.0% and increased 25.2% excluding the translation impact of foreign currency exchange rates. All three regions contributed to the year-over-year organic sales growth with 16.7%, 34.3% and 20.6% in the Americas, EMEA and Asia, respectively, driven by stronger end demand experienced across the technology industry in all three regions. The EMEA results were negatively impacted by the strengthening of the US Dollar against the Euro during the second quarter of fiscal 2011 as compared with the prior year second quarter. Excluding the translation impact of changes in foreign currency exchange rates, the EMEA region sales increased 43.8%.

TS sales of $3.21 billion in the second quarter of fiscal 2011 increased 38.5% over the prior year second quarter sales of $2.32 billion. The year-over-year comparisons were impacted by recent acquisitions and the transfer of the TS embedded business to EM. Organic sales increased 4.9% and increased 6.7% excluding the translation impact of foreign currency exchange rates. Organic sales increased 4.9% and 18.7% in the Americas and Asia regions, respectively. The EMEA results were negatively impacted by the strengthening of the US dollar against the Euro as organic sales increased 1.0% and increased 7.6% year over year excluding the impact of changes in foreign currency exchange rates. On a product level, year-over-year sales growth was driven by industry standard servers, storage and networking products.
Consolidated sales for the first half of fiscal 2011 were $12.9 billion, up 40.9%, over sales of $9.19 billion in the first half of fiscal 2010. The comparison of sales to the same period in prior year was impacted by (i) acquisitions, (ii) organic sales growth, (iii) the negative impact of the strengthening of the US dollar against the Euro; and (iv) the extra week of sales, which was estimated at roughly $400 million, in fiscal 2010 due to the Company’s 52/53 fiscal calendar. EM sales of $7.18 billion for the first half of fiscal 2011 were up 44.9% as compared with the first half of fiscal 2010 and organic sales were up 31.1% year over year with all three regions contributing to the increase. TS sales of $5.77 billion for the first half of fiscal 2011 were up 36.3% as compared with the first half of fiscal 2010 and organic sales were up 7.6% year over year, primarily driven by sales growth in the Americas and Asia regions.
Gross Profit and Gross Profit Margins
Consolidated gross profit for the second quarter of fiscal 2011 was $773.2 million, an increase of $221.3 million, or 40.1%, from the prior year second quarter due primarily to strong organic sales growth and the increase in sales related to acquisitions. Gross profit margin of 11.4% was flat year over year and, as expected, declined 27 basis points sequentially, primarily due to the mix of business between EM and TS as the lower gross profit margin TS business grew to 47% of consolidated revenue from 41% for the first quarter of fiscal 2011. For EM, gross profit margin increased 22 basis points year over year as a result of margin expansion in EMEA and Asia driven largely by improved supplier pricing in connection with higher sales volume. This was offset by a decline in the Americas, which was due to the impact of the acquisition of Bell and the transfer of the lower margin embedded business from TS Americas to EM Americas. EM gross profit margin was essentially flat, up 10 basis points, sequentially. TS gross profit margin declined 28 basis points year over year and 9 basis points sequentially. Both the year-over-year and sequential declines were primarily attributable to the EMEA region which was impacted by the acquisition of the Bell business, which has a lower gross profit margin profile than the existing TS EMEA businesses. Although the Bell business has a lower gross profit margin profile due to its product mix, it is expected to have a higher working capital velocity which should result in a similar return on working capital as the existing Avnet business upon the realization of the anticipated synergies of at least $60 million annualized, currently expected to be by the end of fiscal 2011.
Consolidated gross profit and gross profit margins were $1.50 billion and 11.6%, respectively, for the first half of fiscal 2011 as compared with $1.05 billion and 11.4%, respectively, for the first half of fiscal 2010. For the first half of fiscal 2011, EM gross profit margin increased 24 basis points year over year and TS gross profit margin declined 21 basis points year over year driven largely by the same factors as discussed in the quarterly gross profit margin analysis.
Selling, General and Administrative Expenses
Selling, general and administrative expenses (“SG&A expenses”) were $516.5 million in the second quarter of fiscal 2011, which was an increase of $126.9 million, or 32.6%, from the prior year second quarter. The increase in SG&A expenses was primarily a result of approximately $79 million of additional SG&A expenses associated with acquisitions partially offset by the translation impact of changes in foreign currency exchange rates of approximately $11 million. The remaining increase in SG&A expenses of $59 million was primarily a result of the incremental costs necessary to support the year-over-year double digit organic sales growth. As mentioned previously in this MD&A, the Company is in the process of integrating Bell into the EM Americas, TS Americas and TS EMEA regions. Some synergies have been obtained based upon the integration actions taken to date and management expects cost saving synergies of at least $60 million annualized upon completion of the integration activities, which are anticipated to be completed by the end of fiscal 2011.

Metrics that management monitors with respect to its operating expenses are SG&A expenses as a percentage of sales and as a percentage of gross profit. In the second quarter of fiscal 2011, SG&A expenses were 7.6% of sales and 66.8% of gross profit as compared with 8.1% and 70.6%, respectively, in the second quarter of fiscal 2010. This is the fifth consecutive quarter of year-over-year improvement and represents a return to pre-recession levels for this metric. In addition to the year-over-year improvement, the Company improved these metrics sequentially as a result of incremental expense productivity improvements even while the integration of acquired businesses is still on-going.
SG&A expenses for the first half of fiscal 2011 were $1.02 billion, or 7.9% of consolidated sales, as compared with $782.3 million, or 8.5% of consolidated sales, in the first half of fiscal 2010. The year-over-year increase in SG&A expenses as a percentage of consolidated sales in the first half of fiscal 2011 was similarly due to additional expenses associated with businesses acquired and the extra week of expenses due to the Company’s fiscal calendar, partially offset by the translation impact of changes in foreign currency exchange rates. SG&A expenses were 68.0% of gross profit in the first half of fiscal 2011 as compared with 74.4% in the first half of fiscal 2010.
Restructuring, Integration and Other Charges
Restructuring, integration and other charges amounted to $29.1 million pre-tax, $20.8 million after tax and $0.14 per share on a diluted basis for the second quarter of fiscal 2011 and included restructuring costs of $10.7 million pre-tax for severance and $11.4 million pre-tax for facility exit costs for lease liabilities, fixed asset write downs and other related charges associated with vacated facilities. Integration costs of $8.8 million pre-tax included professional fees associated with legal and IT consulting, facility moving costs, travel, meeting, marketing and communication costs that were incrementally incurred as a result of the integration activity. Also included in integration costs are incremental salary and employee benefits costs, primarily of the acquired businesses’ personnel who where retained by Avnet for extended periods following the close of the acquisitions solely to assist in the integration of the acquired businesses’ IT systems and administrative and logistics operations into those of Avnet. These identified personnel have no other meaningful day-to-day operational responsibilities outside of the integration effort. Transaction costs of $1.3 million pre-tax consisted primarily of professional fees for brokering the deals, due diligence work and other legal costs. The Company recorded other charges of $0.4 million and a reversal of $3.5 million to adjust reserves related to prior year restructuring activity which were no longer required.
During the first half of fiscal 2011, restructuring, integration and other charges amounted $57.2 million pre-tax, $41.0 million after tax and $0.27 per share on a diluted basis and consisted of $18.9 million pre-tax for severance, $13.9 million pre-tax for facility exit costs for lease liabilities, fixed asset write downs and other related charges associated with vacated facilities, $16.1 million pre-tax for integration costs, $12.1 million pre-tax for transaction costs associated with acquisitions and $0.4 million for other charges. The Company also recorded a reversal of $4.2 million to adjust reserves related to prior year restructuring activity. Comparatively, during the first half of fiscal 2010, restructuring, integration and other charges amounted to $18.1 million pre-tax, $13.2 million after tax and $0.09 per share on a diluted basis related to the remaining cost reduction actions announced in fiscal 2009 as well as costs associated with the integration of acquired businesses. Restructuring costs included $9.7 million pre-tax of severance, $3.7 million pre-tax of facility exit costs, $3.7 million pre-tax of other charges related to contract termination costs, fixed asset write-downs and other charges and $2.9 million pre-tax of integration costs. The Company also recorded a reversal of $1.9 million to adjust reserves related to prior year restructuring activity which were no longer required.
Operating Income
During the second quarter of fiscal 2011, the Company generated operating income of $227.6 million, up 40.2% as compared with operating income of $162.3 million in the prior year second quarter. Both periods included restructuring, integration and other charges as described in Restructuring, Integration and Other Charges above. Consolidated operating income margin was 3.4% in both the current and prior year second quarter. EM operating income nearly doubled year over year to $183.4 million which was driven by a combination of revenue growth and the associated growth in gross profit, along with expense productivity improvements, particularly in EMEA. EM operating income margin increased 150 basis points year over year to 5.2% and although operating income margin declined 15 basis on a sequential basis, it continues to be within management’s target range for EM. TS operating income of $105.2 million increased 19.3% year over year and, although operating income margin declined 52 basis points year over year, it did improve 107 basis points sequentially with all three regions delivering improvements. The year-over-year decline in TS operating income margin was impacted by the acquisition of Bell which, as noted above, has a lower gross margin profile than the TS legacy business. In addition, as expected the anticipated synergies for Bell of at least $60 million annualized have not yet been fully realized. Corporate operating expenses were $31.9 million in the second quarter of fiscal 2011 as compared with $18.1 million in the second quarter of fiscal 2010 with the increase primarily due to the impact of certain equity awards granted in the second quarter of this fiscal year. Annual equity awards are typically granted in the first quarter of each fiscal year; however, certain awards were delayed until the second quarter and were granted upon the approval of the new stock compensation plan by the Company’s shareholders. For fiscal 2012, all annual equity awards are expected to be granted in the September quarter.

Operating income for the first half of fiscal 2011 was $422.1 million, or 3.3% of consolidated sales, as compared with $251.3 million, or 2.7% of consolidated sales for the first half of fiscal 2010. The 53 basis point increase in operating income margin as compared with the first half of fiscal 2010 was similarly a function of factors discussed in the quarterly analysis. In addition, during the first half of fiscal 2011, restructuring, integration and other charges amounted to $57.2 million pre-tax, $41.0 million after tax and $0.27 per share on a diluted basis as compared with $18.1 million pre-tax, $13.2 million and $0.09 per share for first half of the prior year.
Interest Expense and Other Income (Expense), net
Interest expense for the second quarter of fiscal 2011 was $24.2 million, up $8.9 million, or 58.3%, from interest expense of $15.3 million in the second quarter of fiscal 2010. Interest expense for the first half of fiscal 2011 was $46.3 million, up $15.7 million, or 51.2%, as compared with interest expense of $30.6 million for the first half of fiscal 2010. The year-over-year increase in interest expense was due primarily to the $300.0 million 5.875% Notes issued in June 2010, additional borrowings under the accounting receivable securitization and bank credit facilities, additional borrowings assumed through acquisitions, including foreign bank credit facilities and a $104.8 million 3.75% Note acquired in the Bell acquisition. See Financing Transactions for further discussion of the Company’s outstanding debt.
During the second quarter of fiscal 2011, the Company recognized $0.4 million in other expense as compared with $0.8 million in the second quarter of the prior year. During the first half of fiscal 2011, the Company recognized $3.0 million in other income as compared with $2.1 million in the first half of fiscal 2010.
Gain on Sale of Assets
During the second quarter and first half of fiscal 2010, the Company recognized the gain on sale of assets totaling $5.5 million pre-tax, $3.4 million after-tax and $0.02 per share on a diluted basis as a result of certain earn-out provisions associated with the prior sale of the Company’s equity investment in Calence LLC.
Gain on Bargain Purchase and Other
During the first half of fiscal 2011, the Company acquired Unidux, a Japanese publicly traded company, through a tender offer in which the Company obtained over 95% of the controlling interest. After reassessing all assets acquired and liabilities assumed, the consideration paid was below the fair value of the acquired net assets and, as a result, the Company recognized a gain on bargain purchase of $31.0 million pre- and after tax and $0.20 per share on a diluted basis. In addition, the Company recognized other charges of $2.0 million primarily related to an impairment of buildings in EMEA.
Income Tax Provision
The Company’s effective tax rate on its income before income taxes was 30.5% in the second quarter of fiscal 2011 as compared with 31.5% in the second quarter of fiscal 2010. The tax rate is impacted primarily by the statutory tax rates of the countries in which the Company operates and the related levels of income in those jurisdictions. For the first half of fiscal 2011 and 2010, the Company’s effective tax rate was 31.5% and 32.2%, respectively. During the first half of fiscal 2011, the Company recognized an income tax adjustment of $16.9 million primarily related to the non-cash write-off of a deferred tax asset associated with the integration of an acquisition. As mentioned previously, the Company recognized a gain of $31.0 million on the bargain purchase of Unidux which was not taxable.
Net Income
As a result of the factors described in the preceding sections of this MD&A, the Company’s consolidated net income for the second quarter of fiscal 2011 was $141.0 million, or $0.91 per share on a diluted basis, as compared with $103.9 million, or $0.68 per share on a diluted basis, in the prior year second quarter. Net income for the first half of fiscal 2011 was $279.2 million, or $1.81 per share on a diluted basis, as compared with $154.7 million, or $1.01 per share on a diluted basis.

LIQUIDITY AND CAPITAL RESOURCES
Cash Flow
Cash Flow from Operating Activities
During the second quarter and first half of fiscal 2011, the Company used $79.2 million and $191.5 million, respectively, of cash and cash equivalents for its operating activities as compared with $97.5 million and $91.3 million, respectively, in the second quarter and first half of fiscal 2010. These results are comprised of: (1) cash flow generated from net income excluding non-cash and other reconciling items, which includes the add-back of depreciation and amortization, deferred income taxes, stock-based compensation and other non-cash items (primarily the provision for doubtful accounts and periodic pension costs) and (2) cash flow used for working capital, excluding cash and cash equivalents. Cash used for working capital during the second quarter of fiscal 2011 was a result of the double-digit sequential growth in business and consisted of accounts receivable growth of $434.3 million, due primarily to the seasonally strong December quarter for TS, and inventory growth of $71.3 million, due primarily to support the anticipated seasonally strong March quarter for EM, partially offset by growth in payables of $164.7 million. During growth periods, the Company has been more likely to utilize operating cash flows for working capital to support business growth. Net days outstanding, in particular, receivable days, continue to be at or near pre-recession levels as there have not been any significant change in terms provided to customers.
Cash used for working capital during the second quarter of fiscal 2010 consisted of accounts receivable growth of $573.9 million and inventory growth of $137.4 million, and a reduction in accrued expenses and other of $46.7 million, partially offset by growth in payables of $440.5 million. Despite the growth in receivables, receivable days in the second quarter of fiscal 2010 decreased 8 days year over year and decreased 1 day sequentially.
Cash Flow from Financing Activities
During the second quarter and first half of fiscal 2011, the Company received net proceeds of $259.4 million and $520.9 million, respectively, primarily from borrowings under the accounts receivable securitization program and bank credit facilities which, along with available cash, was primarily used to fund acquisitions and the working capital needs of the business to support the sequential growth in revenue. During the second quarter and first half of fiscal 2010, the Company received proceeds of $10.1 million and $39.7 million, respectively, from bank credit facilities.
Cash Flow from Investing Activities
During the second quarter and first half of fiscal 2011, the Company used $52.1 million and $626.9 million, respectively, of cash for acquisitions, net of cash acquired, and $38.3 million and $70.2 million, respectively, for capital expenditures primarily related to system development costs and computer hardware and software expenditures. The Company used $5.1 million and $5.6 million of cash associated with acquisitions in the second quarter and first half of fiscal 2010, respectively, and also received $8.6 million of cash for an earn out provision related to the prior sale of an equity method investment as well as the sale of a small cost method investment during the second quarter of fiscal 2010. The Company used $14.2 million and $24.5 million of cash during the second quarter and first half of fiscal 2010, respectively, primarily for capital expenditures related to building and leasehold improvements, system development costs, computer hardware and software.
Capital Structure and Contractual Obligations
The following table summarizes the Company’s capital structure as of the end of the second quarter of fiscal 2011 with a comparison to fiscal 2010 year-end:

	January 1,	% of Total	July 3,	% of Total
	2011	Capitalization	2010	Capitalization
	(Dollars in thousands)
Short-term debt	$777,235	14.2%	$36,549	0.8%
Long-term debt	1,247,906	22.8	1,243,681	29.0

Total debt	2,025,141	37.0	1,280,230	29.8
Shareholders’ equity	3,442,200	63.0	3,009,117	70.2

Total capitalization	$5,467,341	100.0	$4,289,347	100.0

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
Financing Transactions
The Company has a five-year $500.0 million unsecured revolving credit facility (the “Credit Agreement”) with a syndicate of banks that expires in September 2012. Under the Credit Agreement, the Company may elect from various interest rate options, currencies and maturities. As of the end of the second quarter of fiscal 2011, there were $98.1 million in borrowings outstanding under the Credit Agreement included in “long-term debt” in the consolidated financial statements. In addition, there were $14.3 million in letters of credit issued under the Credit Agreement which represent a utilization of Credit Agreement capacity but are not recorded in the consolidated balance sheet as the letters of credit are not debt. As of July 3, 2010, there were $93.7 million in borrowings outstanding and $8.6 million in letters of credit issued under the Credit Agreement.
During the first quarter of fiscal 2011, the Company amended its accounts receivable securitization program (the “Program”) with a group of financial institutions to allow the Company to sell, on a revolving basis, an undivided interest of up to $600.0 million ($450.0 million prior to the amendment) in eligible receivables while retaining a subordinated interest in a portion of the receivables. The Program does not qualify for sale treatment and, as a result, any borrowings under the Program are recorded as debt on the consolidated balance sheet. The Program contains certain covenants, all of which the Company was in compliance with as of January 1, 2011. The Program has a one year term that expires in August 2011. There were $450.0 million in borrowings outstanding under the Program at January 1, 2011. There were no borrowings outstanding at July 3, 2010.
As a result of acquisitions during the first half of fiscal 2011, the Company acquired debt of $420.3 million, of which $211.9 million was repaid (including associated fees) at the acquisition dates. As of the end of the second quarter of fiscal 2011, the outstanding balances associated with the acquired debt and credit facilities consisted of $114.8 million in bank credit facilities and other debt primarly used to support the acquired foreign operations and $104.8 million of 3.75% Notes due March 2024 (see further description below).
Notes outstanding at January 1, 2011 consisted of:
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
Covenants and Conditions
The Credit Agreement contains certain covenants with various limitations on debt incurrence, dividends, investments and capital expenditures and also includes financial covenants requiring the Company to maintain minimum interest coverage and leverage ratios, as defined. Management does not believe that the covenants in the Credit Agreement limit the Company’s ability to pursue its intended business strategy or future financing needs. The Company was in compliance with all covenants of the Credit Agreement as of January 1, 2011.

The Securitization Program requires the Company to maintain certain minimum interest coverage and leverage ratios as defined in the Credit Agreement in order to continue utilizing the Securitization Program. The Securitization Program also contains certain covenants relating to the quality of the receivables sold. If these conditions are not met, the Company may not be able to borrow any additional funds and the financial institutions may consider this an amortization event, as defined in the agreement, which would permit the financial institutions to liquidate the accounts receivables sold to cover any outstanding borrowings. Circumstances that could affect the Company’s ability to meet the required covenants and conditions of the Securitization Program include the Company’s ongoing profitability and various other economic, market and industry factors. Management does not believe that the covenants under the Securitization Program limit the Company’s ability to pursue its intended business strategy or future financing needs. The Company was in compliance with all covenants of the Securitization Program as of January 1, 2011.
See Liquidity below for further discussion of the Company’s availability under these various facilities.
Liquidity
The Company had total borrowing capacity of $1.1 billion at January 1, 2011 under the Credit Agreement and the Securitization Program. There were $98.1 million in borrowings outstanding and $14.3 million in letters of credit issued under the Credit Agreement and $450.0 million outstanding under the Securitization Program, resulting in $537.6 million of net availability at the end of the second quarter. The Company also had $756.9 million of cash and cash equivalents at January 1, 2011.
During the first six months of fiscal 2011, the Company utilized $626.9 million of cash, net of cash acquired, for acquisitions, which included repayments of certain debt assumed in the acquisitions. The Company assumed a total of $420.3 million of debt as a result of the acquisitions and repaid $211.9 million of assumed debt (including associated fees) at the acquisition dates. The Company has been making and expects to continue to make strategic investments through acquisition activity to the extent the investments strengthen Avnet’s competitive position and meet management’s return on capital thresholds. In anticipation of the continued acquisition activity in addition to the increased volume of business associated with completed acquisitions, the Company amended its Securitization Program in August 2010 to increase the borrowing capacity from $450.0 million to $600.0 million to support the future growth of the business.
During periods of weakening demand in the electronic component and enterprise computer solutions industry, the Company typically generates cash from operating activities. Conversely, the Company is also more likely to use operating cash flows for working capital requirements during periods of higher growth. In the first six months of fiscal 2011, the Company utilized $191.5 million of cash for operations. Management believes that Avnet’s borrowing capacity, its current cash availability and the Company’s expected ability to generate operating cash flows in the future are sufficient to meet its projected financing needs.
The following table highlights the Company’s liquidity and related ratios as of the end of the second quarter of fiscal 2011 with a comparison to the fiscal 2010 year-end:
COMPARATIVE ANALYSIS — LIQUIDITY
(Dollars in millions)

	January 1,	July 3,	Percentage
	2011	2010	Change
Current Assets	$8,367.9	$6,630.2	26.2%
Quick Assets	5,573.0	4,666.6	19.4
Current Liabilities	5,094.0	3,439.6	48.1
Working Capital (1)	3,273.9	3,190.6	2.6
Total Debt	2,025.1	1,280.2	58.2
Total Capital (total debt plus total shareholders’ equity)	5,467.3	4,289.3	27.5
Quick Ratio	1.1:1	1.4:1
Working Capital Ratio	1.6:1	1.9:1
Debt to Total Capital	37.0%	29.8%

(1)	This calculation of working capital is defined as current assets less current liabilities.

The Company’s quick assets (consisting of cash and cash equivalents and receivables) increased 19.4% from July 3, 2010 to January 1, 2011 due primarily to the increase in receivables resulting primarily from increased volume of business associated with the acquisitions since prior fiscal year end and the impact of the change in foreign currency exchange spot rates at January 1, 2011 as compared with July 3, 2010. Current assets increased 26.2% due to the increase in receivables and inventory, also a result of the recent acquisitions, the impact of the change in foreign currency exchange spot rates and the growth in sales. Current liabilities increased 48.1% primarily due to the increase in short-term borrowings used to support the growth in sales and due to debt assumed in the acquisitions. In addition, current liabilities increased due to growth in accounts payable, which was impacted by acquisitions and the exchange rate changes mentioned previously. As a result of the factors noted above, total working capital increased by 2.6% during the first six months of fiscal 2011. Total debt increased by 58.2%, total capital increased 27.5% and the debt to capital ratio increased as compared with July 3, 2010 to 37.0%.
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
See Liquidity and Capital Resources — Financing Transactions appearing in Item 2 of this Form 10-Q for further discussion of the Company’s financing facilities and capital structure. As of January 1, 2011, 62% of the Company’s debt bears interest at a fixed rate and 38% of the Company’s debt bears interest at variable rates. Therefore, a hypothetical 1.0% (100 basis points) increase in interest rates would result in a $1.9 million impact on income before income taxes in the Company’s consolidated statement of operations for the quarter ended January 1, 2011.

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
During the second quarter of fiscal 2011, there were no changes to the Company’s internal control over financial reporting (as defined in Rule 13a-15(f) of the Exchange Act) that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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
The discussion of Avnet’s business and operations should be read together with the risk factors contained in Item 1A of its 2010 Annual Report on Form 10-K, filed with the Securities and Exchange Commission, which describe various risks and uncertainties to which the Company is or may become subject. These risks and uncertainties have the potential to affect Avnet’s business, financial condition, results of operations, cash flows, strategies or prospects in a material and adverse manner. As of January 1, 2011, there have been no material changes to the risk factors set forth in the Company’s 2010 Annual Report on Form 10-K.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds
The following table includes the Company’s monthly purchases of common stock during the second quarter ended January 1, 2011:

				Maximum Number
				(or Approximate
			Total Number of	Dollar Value) of
			Shares Purchased	Shares That May
	Total Number		as Part of Publicly	Yet Be Purchased
	of Shares	Average Price	Announced Plans or	Under the Plans or
Period	Purchased	Paid per Share	Programs	Programs
October	5,000	$28.78	—	—
November	6,700	$30.02	—	—
December	4,400	$32.65	—	—
The purchases of Avnet common stock noted above were made on the open market to obtain shares for purchase under the Company’s Employee Stock Purchase Plan. None of these purchases were made pursuant to a publicly announced repurchase plan and the Company does not currently have a stock repurchase plan in place.

Item 6.	Exhibits

Exhibit
Number		Exhibit

10.1
Second Amended and Restated Receivables Purchase Agreement (the “RPA”), dated as of August 26, 2010 between Avnet Receivables Corporation, as Seller, Avnet, Inc., as Servicer, the Companies, the Financial Institutions, and JPMorgan Chase Bank, N.A. as Agent (incorporated herein by reference to the Company’s Current Report on Form 8-K dated September 1, 2010, Exhibit 10.1.

10.2	*	Amendment No. 1, dated as of December 28, 2010, to the RPA in Exhibit 10.1 above.

31.1	*	Certification by Roy Vallee, Chief Executive Officer, under Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	*	Certification by Raymond Sadowski, Chief Financial Officer, under Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	**	Certification by Roy Vallee, Chief Executive Officer, under Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	**	Certification by Raymond Sadowski, Chief Financial Officer, under Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS	***	XBRL Instance Document.

101.SCH	***	XBRL Taxonomy Extension Schema Document.

101.CAL	***	XBRL Taxonomy Extension Calculation Linkbase Document.

101.LAB	***	XBRL Taxonomy Extension Label Linkbase Document.

101.PRE	***	XBRL Taxonomy Extension Presentation Linkbase Document.

*	Filed herewith.

**	Furnished herewith.

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
Date: January 28, 2011