Form 10-Q
period 2011-04-02
AVNET INC
filed 2011-04-29
CIK 8858

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended April 2, 2011

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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
As of April 22, 2011, the total number of shares outstanding of the registrant’s Common Stock was 152,776,425 shares, net of treasury shares.

AVNET, INC. AND SUBSIDIARIES
INDEX

Page No.
PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

Consolidated Balance Sheets at April 2, 2011 and July 3, 2010	3

Consolidated Statements of Operations for the third quarters and nine months ended April 2, 2011 and April 3, 2010	4

Consolidated Statements of Cash Flows for the nine months ended April 2, 2011 and April 3, 2010	5

Notes to Consolidated Financial Statements	6

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations	17

Item 3. Quantitative and Qualitative Disclosures About Market Risk	27

Item 4. Controls and Procedures	28

PART II. OTHER INFORMATION

Item 1. Legal Proceedings	29

Item 1A. Risk Factors	29

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds	30

Item 6. Exhibits	30

Signature Page	31

EX-4.1
EX-31.1
EX-31.2
EX-32.1
EX-32.2
EX-101 INSTANCE DOCUMENT
EX-101 SCHEMA DOCUMENT
EX-101 CALCULATION LINKBASE DOCUMENT
EX-101 LABELS LINKBASE DOCUMENT
EX-101 PRESENTATION LINKBASE DOCUMENT

PART I
FINANCIAL INFORMATION

Item 1.	Financial Statements
AVNET, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(Unaudited)

	April 2,	July 3,
	2011	2010
	(Thousands, except
	share amounts)
ASSETS
Current assets:
Cash and cash equivalents	$781,749	$1,092,102
Receivables, less allowances of $106,397 and $81,197, respectively	4,706,561	3,574,541
Inventories	2,514,163	1,812,766
Prepaid and other current assets	213,266	150,759

Total current assets	8,215,739	6,630,168
Property, plant and equipment, net	395,558	302,583
Goodwill (Notes 2 and 3)	908,275	566,309
Other assets	320,405	283,322

Total assets	$9,839,977	$7,782,382

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Borrowings due within one year (Note 4)	$632,435	$36,549
Accounts payable	3,412,849	2,862,290
Accrued expenses and other	679,733	540,776

Total current liabilities	4,725,017	3,439,615
Long-term debt (Note 4)	1,250,516	1,243,681
Other long-term liabilities	129,970	89,969

Total liabilities	6,105,503	4,773,265

Commitments and contingencies (Note 6)
Shareholders’ equity (Notes 8 and 9):
Common stock $1.00 par; authorized 300,000,000 shares; issued 152,803,000 shares and 151,874,000 shares, respectively	152,803	151,874
Additional paid-in capital	1,228,649	1,206,132
Retained earnings	2,054,680	1,624,441
Accumulated other comprehensive income (Note 8)	299,039	27,362
Treasury stock at cost, 37,747 shares and 37,769 shares, respectively	(697)	(692)

Total shareholders’ equity	3,734,474	3,009,117

Total liabilities and shareholders’ equity	$9,839,977	$7,782,382

See notes to consolidated financial statements.

AVNET, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

	Third Quarters Ended		Nine Months Ended
	April 2,	April 3,	April 2,	April 3,
	2011	2010	2011	2010
	(Thousands, except per share data)
Sales	$6,672,404	$4,756,786	$19,622,287	$13,946,346
Cost of sales	5,885,789	4,173,999	17,339,333	12,311,931

Gross profit	786,615	582,787	2,282,954	1,634,415
Selling, general and administrative expenses	529,605	408,220	1,546,701	1,190,489
Restructuring, integration and other charges (Note 12)	16,273	7,347	73,452	25,419

Operating income	240,737	167,220	662,801	418,507
Other income, net	2,289	1,499	5,268	3,581
Interest expense	(23,557)	(15,327)	(69,830)	(45,925)
Gain on sale of assets (Note 2)	—	3,202	—	8,751
Gain on bargain purchase and other (Note 2)	(6,308)	—	22,715	—

Income before income taxes	213,161	156,594	620,954	384,914
Income tax provision	62,130	42,089	190,715	115,663

Net income	$151,031	$114,505	$430,239	$269,251

Net earnings per share (Note 9):
Basic	$0.99	$0.75	$2.82	$1.78

Diluted	$0.98	$0.75	$2.79	$1.76

Shares used to compute earnings per share (Note 9):
Basic	152,859	151,890	152,333	151,519

Diluted	154,611	153,215	154,172	152,932

See notes to consolidated financial statements.

AVNET, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Nine Months Ended
	April 2,	April 3,
	2011	2010
	(Thousands)
Cash flows from operating activities:
Net income	$430,239	$269,251
Non-cash and other reconciling items:
Depreciation and amortization	59,100	46,084
Deferred income taxes	(12,284)	35,234
Stock-based compensation	25,015	24,007
Gain on sale of assets (Note 2)	—	(8,751)
Gain on bargain purchase and other (Note 2)	(22,715)	—
Other, net	45,348	11,793
Changes in (net of effects from businesses acquired):
Receivables	(391,624)	(732,466)
Inventories	(262,696)	(356,434)
Accounts payable	45,038	583,878
Accrued expenses and other, net	81,209	(27,305)

Net cash flows used for operating activities	(3,370)	(154,709)

Cash flows from financing activities:
Borrowings under accounts receivable securitization program, net (Note 4)	485,000	—
Repayments of notes (Note 4)	(109,600)	—
Proceeds from bank debt, net (Note 4)	42,238	14,909
Proceeds from (repayment of) other debt, net (Note 4)	13,572	(1,440)
Other, net	3,231	3,998

Net cash flows provided by financing activities	434,441	17,467

Cash flows from investing activities:
Purchases of property, plant and equipment	(105,221)	(42,905)
Cash proceeds from sales of property, plant and equipment	2,356	6,334
Acquisitions of operations, net of cash acquired (Note 2)	(690,997)	(36,361)
Cash proceeds from divestitures (Note 2)	10,458	11,785

Net cash flows used for investing activities	(783,404)	(61,147)

Effect of exchange rate changes on cash and cash equivalents	41,980	9,042

Cash and cash equivalents:
— decrease	(310,353)	(189,347)
— at beginning of period	1,092,102	943,921

— at end of period	$781,749	$754,574

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
The Company operates on a “52/53 week” fiscal year, and as a result, the nine months ended April 2, 2011 contained thirty nine weeks while the nine months ended April 3, 2010 contained forty weeks. Interim results of operations are not necessarily indicative of the results to be expected for the full fiscal year. The information included in this Form 10-Q should be read in conjunction with the consolidated financial statements and accompanying notes included in the Company’s Annual Report on Form 10-K for the fiscal year ended July 3, 2010.
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
Unidux, a Japanese publicly traded company, was acquired through a tender offer in which the Company obtained over 95% controlling interest. The non-controlling interest was recorded at fair value but was not material. The acquisition of the non-controlling interest in Unidux was completed during the second quarter of fiscal 2011. As mentioned, Unidux was a publicly traded company which shares were trading below its book value for a period of time. In a tender offer, Avnet offered a purchase price per share for Unidux that was above the prevailing trading price thereby representing a premium to the then recent trading levels. Even though the purchase price was below book value, 95% of the Unidux shareholders tendered their shares. As a result, the Company acquired Unidux net assets of $163,770,000 for a net purchase price of $132,780,000, and recognized a gain on bargain purchase of $30,990,000 pre- and after tax and $0.20 per share on a diluted basis. Prior to recognizing the gain, the Company reassessed the assets acquired and liabilities assumed in the acquisition.
During the second and third quarter of fiscal 2011, the Company acquired four businesses with annualized revenues of approximately $190 million for an aggregate purchase price of $107,534,000, net of cash acquired. Of the four businesses acquired, two are reported as part of the EM Americas region, one is reported as part of the TS Asia region and one is reported as part of the EM Asia region.
During fiscal 2011, the Company recognized restructuring and integration charges, and transaction and other costs associated with the acquisitions, all of which were recognized in the consolidated statement of operations and are described further in Note 12.
Bell
On July 6, 2010, subsequent to fiscal year 2010, the Company completed its previously announced acquisition of Bell, a value-added distributor of storage and server products and solutions and computer components products, providing integration and support services to OEMs, VARs, system builders and end users in the US, Canada, EMEA and Latin America. Bell operated both a distribution and single tier reseller business and generated sales of approximately $3.0 billion in calendar 2009, of which 42%, 41% and 17% was generated in North America, EMEA and Latin America, respectively. The consideration for the transaction totaled $255,691,000 for the equity of Bell which consisted of $7.00 cash per share of Bell common stock, cash payment for Bell equity awards, and cash payments required under existing Bell change of control agreements plus the assumption of $323,321,000 of Bell net debt. Of the debt acquired, Avnet repaid approximately $209,651,000 of debt (including associated fees) immediately after closing. As of the end of March 2011, the Company substantially completed the integration of Bell into both the EM and TS operating groups and expects the full impact of the cost synergies to be realized in the first quarter of fiscal 2012.

AVNET, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
Preliminary allocation of purchase price
The Bell acquisition is accounted for as a purchase business combination. Assets acquired and liabilities assumed are recorded in the accompanying consolidated balance sheet at their estimated fair values, using management’s estimates and assumptions, as of July 6, 2010 (see following table). As of the end of the third quarter, the Company had not yet completed its evaluation of the fair value of certain assets and liabilities acquired, primarily (i) the final valuation of certain income tax accounts, and (ii) certain contingent liabilities associated with the former Bell Latin America business.
During the second quarter of fiscal 2011, the Company completed its valuation of the identifiable amortizable intangible assets and recognized a final valuation of $60,000,000 (see Note 3).
During the second quarter of fiscal 2011, the Company recognized a contingent liability of $18,000,000 for potential unpaid import duties associated with the former Bell Latin America business. Prior to the acquisition of Bell by Avnet, the US Customs and Border Protection (“CBP”) initiated a review of the importing process at one of Bell’s subsidiaries and identified compliance deficiencies. Subsequent to the acquisition of Bell by Avnet, CBP began a compliance audit to identify any duty owed as a result of the prior non-compliance. Depending on the ultimate resolution of the matter with CBP, there may be additional exposure in excess of the recorded amount. During the third quarter of fiscal 2011, the Company continued to evaluate the potential exposure based upon further activities associated with the audit and the Company’s ability to obtain appropriate documentation for certain transactions under audit. The Company has evaluated the projected duties, interest and penalties that potentially may be imposed as a result of the audit and, as further information has become available during the third quarter of fiscal 2011, the Company estimates the range of potential exposure associated with this liability may be up to $73 million. However, considering the Company’s ability to obtain additional documentation and other activities, the Company believes the contingent liability recorded is a reasonable estimate of the liability at this time.
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

July 6, 2010
(Thousands)
Current assets	$705,987
Property, plant and equipment	12,916
Goodwill	224,267
Identifiable intangible asset	60,000
Other assets	37,964

Total assets acquired	1,041,134

Current liabilities, excluding current portion of long-term debt	396,772
Long-term liabilities	30,218
Total debt	358,453

Total liabilities assumed	785,443

Net assets acquired	$255,691

AVNET, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
Approximately $22,000,000 of goodwill associated with the Bell acquisition is expected to be deductible for tax purposes.
Management expects synergies to be realized which will allow for operating cost reductions upon completion of the integration of Bell; the expected expense synergy savings were a primary driver of the excess of purchase price paid over the value of assets and liabilities acquired.
Pro forma results
Unaudited pro forma financial information is presented below as if the acquisition of Bell occurred at the beginning of fiscal 2010. The pro forma information presented below does not purport to present what actual results would have been had the acquisition in fact occurred at the beginning of fiscal 2010, nor does the information project results for any future period.

	Pro Forma Results	Pro Forma Results
	Third Quarter Ended	Nine Months Ended
	April 3, 2010	April 3, 2010
	(Thousands, except per share data)
Pro forma sales	$5,557,346	$16,349,029
Pro forma operating income	171,880	441,333
Pro forma net income	108,242	271,811

Pro forma diluted earnings per share	$0.71	$1.77
The combined results for Avnet and Bell for the third quarter and nine months ended fiscal 2010 were adjusted for the following in order to create the pro forma results in the table above:
•
$2,143,000 pre-tax, $1,310,000 after tax, or $0.01 per diluted share for the third quarter of fiscal 2010 and $6,429,000 pre-tax, $3,930,000 after-tax, or $0.03 per diluted share for the first nine months of fiscal 2010, related to the intangible asset amortization associated with the Bell acquisition; and

•	$5,181,000 pre-tax, $3,168,000 after tax, or $0.02 per diluted share for the first nine months of fiscal 2010 for Bell transaction costs that were expensed upon closing.
Pro forma results above exclude the impact of synergies that may be realized upon completion of the integration activity.
Pro forma financial information is not presented for fiscal 2011 because the Bell acquisition occurred on July 6, 2010, which is three days after the beginning of the Company’s fiscal year 2011. The accompanying consolidated statement of operations for the first quarter of fiscal 2011 included sales of $781,135,000 related to the acquired Bell business. The Company has substantially completed the process of integrating the Bell business into the Avnet existing business, which includes IT systems integration, and administrative, sales and logistics operations integrations. As a result, after the first quarter of fiscal 2011, the Company is no longer able to identify the acquired Bell business separately from the on-going Avnet business.
Prior year acquisition-related exit activity accounted for in purchase accounting
Prior to fiscal 2010, certain restructuring charges were recognized as part of purchase accounting under previous accounting standards. During fiscal 2007 and 2006, the Company recorded certain exit-related liabilities through purchase accounting which consisted of severance for workforce reductions, non-cancelable lease commitments and lease termination charges for leased facilities, and other contract termination costs associated with the exit activities. During the first nine months of fiscal 2011, the Company paid $348,000 in cash associated with these reserves. In addition, the Company released $1,402,000 of lease reserves that were determined no longer necessary and recorded a credit through “restructuring, integration and other charges.” As of April 2, 2011, the total remaining reserve was $3,797,000 related primarily to facility exit costs and other contractual lease obligations which management expects to be substantially utilized by fiscal 2013.

AVNET, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
Divestitures
During the third quarter of fiscal 2011, the Company completed the divestiture of New ProSys Corp. (“ProSys”), a value-added reseller and provider of IT infrastructure solutions. Avnet acquired ProSys as part of the Bell acquisition on July 6, 2010, and announced its intention to sell this business at that time. Total consideration included a cash payment at closing, a short-term receivable and a three-year earn-out based upon ProSys’ anticipated results. As a result of the divestiture, the Company received initial net cash proceeds of $10,458,000 and wrote off goodwill associated with the ProSys business (see Note 3). No gain or loss was recorded as a result of the divestiture.
During the second quarter and first nine months of fiscal 2010, the Company recognized a gain on the sale of assets amounting to $5,549,000 pre-tax, $3,383,000 after tax and $0.02 per share on a diluted basis, as a result of certain earn-out provisions associated with the prior sale of the Company’s equity investment in Calence LLC. In addition, the Company sold a cost method investment and received proceeds of approximately $3,034,000. As a result, the Company received a total of $11,785,000 in cash proceeds from divestitures for the first nine months of fiscal 2010.
3. Goodwill and intangible assets
The following table presents the carrying amount of goodwill, by reportable segment, for the nine months ended April 2, 2011:

	Electronics	Technology
	Marketing	Solutions	Total
	(Thousands)
Carrying value at July 3, 2010	$242,626	$323,683	$566,309
Additions	100,496	242,923	343,419
Adjustments	—	(22,838)	(22,838)
Foreign currency translation	9,037	12,348	21,385

Carrying value at April 2, 2011	$352,159	$556,116	$908,275

The goodwill additions are a result of the Bell and Tallard acquisitions that occurred in the first quarter of fiscal 2011 (see Note 2) and four acquisitions that occurred in the second and third quarters of fiscal 2011. The Unidux acquisition resulted in $30,990,000 of negative goodwill which was included in “Gain on bargain purchase and other” on the consolidated statement of operations. The goodwill adjustments consist of the goodwill that was written off as a result of the sale of ProSys (see Note 2).
The following table presents the gross amount of goodwill and accumulated impairment since fiscal 2009 as of July 3, 2010 and April 2, 2011. All of the accumulated impairment was recognized in fiscal 2009.

	Electronics	Technology
	Marketing	Solutions	Total
	(Thousands)
Gross goodwill at July 3, 2010	$1,287,736	$658,307	$1,946,043
Accumulated impairment	(1,045,110)	(334,624)	(1,379,734)

Carrying value at July 3, 2010	$242,626	$323,683	$566,309

Gross goodwill at April 2, 2011	$1,397,269	$890,740	$2,288,009
Accumulated impairment	(1,045,110)	(334,624)	(1,379,734)

Carrying value at April 2, 2011	$352,159	$556,116	$908,275

AVNET, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
In the first quarter of fiscal 2011, the Company recognized a preliminary estimate for a customer relationship intangible asset. During the second quarter of fiscal 2011, the Company completed its evaluation of the intangible asset and recognized a final valuation of $60,000,000, which has an estimated life of seven years.
As of April 2, 2011, “Other assets” included customer relationship intangible assets with a carrying value of $104,170,000; consisting of $141,468,000 in original cost value and $37,297,000 of accumulated amortization and foreign currency translation. These assets are being amortized over a weighted average life of 8 years. Intangible asset amortization expense was $4,620,000 and $2,154,000 for the third quarter of fiscal 2011 and 2010, respectively, and $14,390,000 and $6,488,000 for the first nine months of fiscal 2011 and 2010, respectively. Amortization expense for fiscal 2012 through 2015 is expected to be approximately $17,000,000 each year and $13,000,000 for fiscal 2016.
4. External financing
Short-term debt consists of the following:

	April 2,	July 3,
	2011	2010
	(Thousands)
Bank credit facilities	$140,277	$35,617
Borrowings under the accounts receivable securitization program	485,000	—
Other debt due within one year	7,158	932

Short-term debt	$632,435	$36,549

Bank credit facilities consist of various committed and uncommitted lines of credit with financial institutions utilized primarily to support the working capital requirements of foreign operations. The weighted average interest rate on the outstanding bank credit facilities was 4.2% at April 2, 2011 and 4.0% at July 3, 2010. In connection with the acquisitions completed during fiscal 2011 (see Note 2), the Company acquired debt of $420,259,000, of which $211,933,000 was repaid (including associated fees) at the acquisition dates. As of the end of the third quarter of fiscal 2011, the outstanding balances associated with the acquired debt and credit facilities consisted of $60,021,000 in bank credit facilities.
In August 2010, the Company amended its accounts receivable securitization program (the “Program”) with a group of financial institutions to allow the Company to sell, on a revolving basis, an undivided interest of up to $600,000,000 ($450,000,000 prior to the amendment) in eligible receivables while retaining a subordinated interest in a portion of the receivables. The Program does not qualify for sale treatment and, as a result, any borrowings under the Program are recorded as debt on the consolidated balance sheet. The Program contains certain covenants, all of which the Company was in compliance with as of April 2, 2011. The Program has a one year term that expires in August 2011. There were $485,000,000 in borrowings outstanding under the Program at April 2, 2011 and no borrowings outstanding at July 3, 2010.
Long-term debt consists of the following:

	April 2,	July 3,
	2011	2010
	(Thousands)

5.875% Notes due March 15, 2014	$300,000	$300,000
6.00% Notes due September 1, 2015	250,000	250,000
6.625% Notes due September 15, 2016	300,000	300,000
5.875% Notes due June 15, 2020	300,000	300,000
Other long-term debt	103,653	97,217

Subtotal	1,253,653	1,247,217
Discount on notes	(3,137)	(3,536)

Long-term debt	$1,250,516	$1,243,681

AVNET, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
The Company has a five-year $500,000,000 unsecured revolving credit facility (the “Credit Agreement”) with a syndicate of banks that expires in September 2012. Under the Credit Agreement, the Company may elect from various interest rate options, currencies and maturities. The Credit Agreement contains certain covenants, all of which the Company was in compliance with as of April 2, 2011. At April 2, 2011, there were $100,281,000 in borrowings outstanding under the Credit Agreement included in “other long-term debt” in the preceding table. In addition, there were $14,089,000 in letters of credit issued under the Credit Agreement which represent a utilization of the Credit Agreement capacity but are not recorded in the consolidated balance sheet as the letters of credit are not debt. At July 3, 2010, there were $93,682,000 in borrowings outstanding under the Credit Agreement and $8,597,000 in letters of credit issued under the Credit Agreement.
As a result of the acquisition of Bell, the Company assumed $104,795,000 of 3.75% Notes due March 2024 which were convertible into Bell common stock; however, as of the acquisition completion date, the debt was no longer convertible into shares. Under the terms of the 3.75% Notes, the Company may redeem some or all of the 3.75% Notes for cash anytime on or after March 5, 2011 and the note holders may require the Company to purchase for cash some or all of the 3.75% Notes on March 5, 2011, March 5, 2014 or March 5, 2019 at a redemption price equal to 100% of the principal amount plus interest. During the first quarter of fiscal 2011, the Company issued a tender offer for the 3.75% Notes for which $5,205,000 was tendered and paid in September 2010. During the third quarter of fiscal 2011, the note holders tendered substantially all of the notes under the terms of the agreement, for which $104,395,000 was paid in March 2011. The remaining $400,000 that was not tendered were included in “other long-term debt” in the preceeding table.
At April 2, 2011, the carrying value and fair value of the Company’s debt was $1,882,951,000 and $1,978,586,000, respectively. Fair value was estimated primarily based upon quoted market prices.
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

AVNET, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
7. Pension plan
The Company’s noncontributory defined benefit pension plan (the “Plan”) covers substantially all domestic employees. Components of net periodic pension costs during the quarters and nine months ended April 2, 2011 and April 3, 2010 were as follows:

	Third Quarters Ended		Nine Months Ended
	April 2,	April 3,	April 2,	April 3,
	2011	2010	2011	2010
	(Thousands)
Service cost	$3,356	$—	$17,906	$—
Interest cost	3,240	3,937	10,440	11,811
Expected return on plan assets	(6,720)	(7,534)	(20,670)	(22,602)
Recognized net actuarial loss	2,054	1,422	6,704	4,266
Amortization of prior service credit	(457)	(1,221)	(1,407)	(3,663)

Net periodic pension cost (income)	$1,473	$(3,396)	$12,973	$(10,188)

There were no contributions made to the Plan during the first nine months of fiscal 2011. The significant increase in pension cost as compared with last year was primarily due to the resumption of benefits at the beginning of fiscal 2011 (reflected in “Service cost” in the above table) which had been temporarily suspended during fiscal 2010.
8. Comprehensive income

	Third Quarters Ended		Nine Months Ended
	April 2,	April 3,	April 2,	April 3,
	2011	2010	2011	2010
	(Thousands)
Net income	$151,031	$114,505	$430,239	$269,251
Foreign currency translation adjustments and other	138,124	(76,127)	271,677	(32,835)

Total comprehensive income	$289,155	$38,378	$701,916	$236,416

9. Earnings per share

	Third Quarters Ended		Nine Months Ended
	April 2,	April 3,	April 2,	April 3,
	2011	2010	2011	2010
	(Thousands, except per share data)
Numerator:
Net income	$151,031	$114,505	$430,239	$269,251

Denominator:
Weighted average common shares for basic earnings per share	152,859	151,890	152,333	151,519
Net effect of dilutive stock options and performance share awards	1,752	1,325	1,839	1,413

Weighted average common shares for diluted earnings per share	154,611	153,215	154,172	152,932

Basic earnings per share	$0.99	$0.75	$2.82	$1.78

Diluted earnings per share	$0.98	$0.75	$2.79	$1.76

AVNET, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
Options to purchase 919,000 shares of the Company’s stock were excluded from the calculations of diluted earnings per share for the quarter ended April 3, 2010 and 238,000 and 921,000 shares were excluded for the nine months ended April 2, 2011 and April 2, 2010, respectively, because the exercise price for those options was above the average market price of the Company’s stock. Therefore, inclusion of these options in the diluted earnings per share calculation would have had an anti-dilutive effect. For the quarter ended April 2, 2011, none of the outstanding options were excluded from the calculation of diluted earnings per share because all of the outstanding options were dilutive.
10. Additional cash flow information
Interest and income taxes paid in the nine months ended April 2, 2011 and April 3, 2010 were as follows:

	Nine Months Ended
	April 2,	April 3,
	2011	2010
	(Thousands)
Interest	$77,839	$58,229
Income taxes	118,326	67,017
11. Segment information

	Third Quarters Ended		Nine Months Ended
	April 2,	April 3,	April 2,	April 3,
	2011	2010	2011	2010
	(Thousands)
Sales:
Electronics Marketing	$3,925,236	$2,886,547	$11,104,454	$7,841,828
Technology Solutions	2,747,168	1,870,239	8,517,833	6,104,518

	$6,672,404	$4,756,786	$19,622,287	$13,946,346

Operating income (loss):
Electronics Marketing	$224,764	$144,187	$600,296	$317,792
Technology Solutions	57,325	49,937	219,182	189,484
Corporate	(25,079)	(19,557)	(83,225)	(63,350)

	257,010	174,567	736,253	443,926

Restructuring, integration and other charges (Note 12)	(16,273)	(7,347)	(73,452)	(25,419)

	$240,737	$167,220	$662,801	$418,507

Sales, by geographic area:
Americas (1)	$2,822,834	$1,982,313	$8,587,700	$6,090,921
EMEA (2)	2,175,494	1,550,700	6,187,594	4,374,201
Asia/Pacific (3)	1,674,076	1,223,773	4,846,993	3,481,224

	$6,672,404	$4,756,786	$19,622,287	$13,946,346

(1)
Includes sales in the United States of $2.43 billion and $1.78 billion for the third quarters ended April 2, 2011 and April 3, 2010, respectively. Includes sales in the United States of $7.47 billion and $5.51 billion for the first nine months of fiscal 2011 and 2010, respectively.

(2)
Includes sales in Germany and the United Kingdom of $816.0 million and $414.3 million, respectively, for the third quarter of fiscal 2011, and $2.30 billion and $1.29 billion, respectively, for the first nine months of fiscal 2011. Includes sales in Germany and the United Kingdom of $574.5 million and $260.7 million, respectively, for the third quarter of fiscal 2010, and $1.56 billion and $835.4 million, respectively, for the first nine months of fiscal 2010.

(3)
Includes sales in Taiwan, Singapore and China (including Hong Kong) of $452.3 million, $314.1 million and $599.0 million, respectively, for the third quarter of fiscal 2011, and $1.32 billion, $896.0 million and $1.77 billion, respectively, for the first nine months of fiscal 2011. Includes sales in Taiwan, Singapore and China (including Hong Kong) of $319.1 million, $245.0 million and $537.0 million, respectively, for the third quarter of fiscal 2010, and $945.3 million, $714.8 million and $1.44 billion, respectively, for the nine months of fiscal 2010.

AVNET, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

	April 2,	July 3,
	2011	2010
	(Thousands)
Assets:
Electronics Marketing	$5,832,842	$4,441,758
Technology Solutions	3,685,008	2,553,844
Corporate	322,127	786,780

	$9,839,977	$7,782,382

Property, plant, and equipment, net, by geographic area:
Americas (4)	$228,323	$182,231
EMEA (5)	141,254	98,460
Asia/Pacific	25,981	21,892

	$395,558	$302,583

(4)	Includes property, plant and equipment, net, of $218.0 million and $178.2 million as of April 2, 2011 and July 3, 2010, respectively, in the United States.

(5)
Includes property, plant and equipment, net, of $82.5 million, $22.8 million and $17.1 million in Germany, Belgium and the United Kingdom, respectively, as of April 2, 2011 and $48.0 million, $20.4 million and $13.4 million, respectively, as of July 3, 2010.

12. Restructuring, integration and other charges
Fiscal 2011
During the third quarter and first nine months of fiscal 2011, the Company incurred charges related primarily to the acquisition and integration activities associated with acquired businesses.

		Nine Months
	Quarter ended	ended
	April 2, 2011	April 2, 2011
	(Thousands)
Restructuring charges	$8,621	$41,468
Transaction costs	3,529	15,597
Integration costs	7,969	24,066
Reversal of excess prior year purchase accounting and restructuring reserves	(3,846)	(7,679)

Total restructuring, integration and other charges	$16,273	$73,452

The activity related to the restructuring reserves established during the first nine months of fiscal 2011 is presented in the following table:

	Severance	Facility
	Reserves	Exit Costs	Other	Total
	(Thousands)
Fiscal 2011 pre-tax charges	$23,361	$16,259	$1,848	$41,468
Amounts utilized	(14,305)	(6,523)	(599)	(21,427)
Other, principally foreign currency translation	476	177	231	884

Balance at April 2, 2011	$9,532	$9,913	$1,480	$20,925

AVNET, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
Severance charges recorded in the first nine months of fiscal 2011 related to personnel reductions of over 450 employees in administrative, finance and sales functions primarily in connection with the integration of the acquired Bell business into the existing EM Americas, TS Americas and TS EMEA regions and, to a lesser extent, other cost reduction actions. Facility exit costs consisted of lease liabilities, fixed asset write-downs and other related charges associated with 47 vacated facilities: 24 in the Americas, 21 in EMEA and two in the Asia/Pac region. Of the $41,468,000 pre-tax charges, $16,336,000 related to EM and $24,442,000 related to TS and the remainder related to the Company’s corporate operations. Cash payments of $18,418,000 are reflected in the amounts utilized during the first nine months of fiscal 2011 and the remaining amounts were related to non-cash asset write downs. As of April 2, 2011, management expects the majority of the remaining severance reserves to be utilized by the end of fiscal 2012 and the remaining facility exit cost reserves to be utilized by the end of fiscal 2015.
Transaction costs incurred during the first nine months of fiscal 2011 related primarily to professional fees for advisory and broker services and legal and accounting due diligence procedures and other legal costs associated with acquisitions.
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
Fiscal 2010
During fiscal 2010, the Company incurred restructuring, integration and other charges related to the remaining cost reduction actions announced in fiscal 2009, which were taken in response to market conditions, as well as integration costs associated with acquired businesses. The following table presents the activity during the first nine months of fiscal 2011 related to the remaining restructuring reserves established during fiscal 2010.

	Severance	Facility
	Reserves	Exit Costs	Other	Total
	(Thousands)
Balance at July 3, 2010	$539	$1,405	$1,836	$3,780
Amounts utilized	(400)	(244)	(443)	(1,087)
Adjustments	(143)	(903)	420	(626)
Other, principally foreign currency translation	22	8	127	157

Balance at April 2, 2011	$18	$266	$1,940	$2,224

The amounts utilized during the first nine months of fiscal 2011 represent cash payments. As of April 2, 2011, management expects the majority of the remaining severance reserves to be utilized by the end of fiscal 2011 and the remaining facility exit cost and other reserves to be utilized by the end of fiscal 2013.

AVNET, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
Fiscal 2009
During fiscal 2009, the Company incurred restructuring, integration and other charges related to cost reduction actions, costs for integration activity for acquired businesses and other items. The following table presents the activity during the first nine months of fiscal 2011 related to the remaining restructuring reserves established during fiscal 2009.

	Severance	Facility
	Reserves	Exit Costs	Other	Total
	(Thousands)
Balance at July 3, 2010	$1,920	$17,136	$1,634	$20,690
Amounts utilized	(1,315)	(6,589)	(414)	(8,318)
Adjustments	(182)	(2,994)	(1,703)	(4,879)
Other, principally foreign currency translation	122	166	483	771

Balance at April 2, 2011	$545	$7,719	$—	$8,264

The amounts utilized during the first nine months of fiscal 2011 represent cash payments. Management expects the majority of the remaining severance reserves to be utilized by the end of fiscal 2012 and the remaining facility exit cost reserves to be utilized by the end of fiscal 2015.
Fiscal 2008 and prior restructuring reserves
In fiscal year 2008 and prior, the Company incurred restructuring charges under five separate restructuring plans. As of April 2, 2011, the remaining reserves associated with these actions totaled $1,000,000 which are expected to be fully utilized by the end of fiscal 2012.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations
For a description of the Company’s critical accounting policies and an understanding of the significant factors that influenced the Company’s performance during the third quarter and first nine months ended April 2, 2011, this Management’s Discussion and Analysis of Financial Condition and Results of Operations (“MD&A”) should be read in conjunction with the consolidated financial statements, including the related notes, appearing in Item 1 of this Report, as well as the Company’s Annual Report on Form 10-K for the year ended July 3, 2010. The Company operates on a “52/53 week” fiscal year, and as a result, the first nine months of fiscal 2011 contained 39 weeks while the first nine months of fiscal 2010 contained 40 weeks. This extra week impacts the year-over-year analysis for the first nine months of fiscal 2011 in this MD&A.
There are references to the impact of foreign currency translation in the discussion of the Company’s results of operations. Over the past several years, the exchange rates between the US Dollar and many foreign currencies, especially the Euro, have fluctuated significantly year over year; however, the impact for the third quarter of fiscal 2011 was not significant. For example, the US Dollar has strengthened against the Euro by approximately 1% when comparing the third quarter of fiscal 2011 with the third quarter of fiscal 2010; therefore, a small part of the fluctuation between the third quarter of fiscal 2011 results of operations and the prior year third quarter are a result of changes in foreign currency exchange rates. When the stronger US Dollar exchange rates of the current year are used to translate the results of operations of Avnet’s subsidiaries denominated in foreign currencies, the resulting impact is a decrease in US Dollars of reported results. In the discussion that follows, this is referred to as the “translation impact of changes in foreign currency exchange rates.”
In addition to disclosing financial results that are determined in accordance with US generally accepted accounting principles (“GAAP”), the Company also discloses certain non-GAAP financial information, including:
•	Income or expense items as adjusted for the translation impact of changes in foreign currency exchange rates, as discussed above.
•
Sales adjusted for certain items that impact the year-over-year analysis, which included (i) the impact of acquisitions by adjusting Avnet’s prior periods to include the sales of businesses acquired as if the acquisitions had occurred at the beginning of the period presented; (ii) the impact of a divestiture by adjusting Avnet’s prior periods to exclude the sales of the business divested as if the divestiture had occurred at the beginning of the period presented; and (iii) the impact of the transfer of the existing embedded business from TS Americas to EM Americas which occurred in the first quarter of fiscal 2011 in conjunction with the Bell acquisition so that substantially all embedded business in the Americas resides in the EM operating group. Sales taking into account the combination of these three adjustments are referred to as “pro forma sales” or “organic sales.”

•
Operating income excluding restructuring, integration and other charges incurred in the third quarters and first nine months of fiscal 2011 and fiscal 2010 (see Restructuring, Integration and Other Charges in this MD&A). The reconciliation to GAAP is presented in the following table.

	Third Quarters Ended		Nine Months Ended
	April 2,	April 3,	April 2,	April 3,
	2011	2010	2011	2010
	(Thousands)
GAAP operating income	$240,737	$167,220	$662,801	$418,507
Restructuring, integration and other charges	16,273	7,347	73,452	25,419

Adjusted operating income	$257,010	$174,567	$736,253	$443,926

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

The Company completed the acquisition of Bell, a value-added distributor of storage, server products, and solutions and computer components product, providing integration and support services to OEMs, VARs, system builders and end users in the US, Canada, EMEA and Latin America, in July 2010. Bell operated both a distribution and single tier reseller business and generated sales of approximately $3.0 billion in calendar 2009, of which 42%, 41% and 17% was generated in North America, EMEA and Latin America, respectively. The Company is substantially complete with the integration of Bell into the EM Americas, TS Americas and TS EMEA regions and expects the full realization of at least $60 million in annualized cost saving synergies in the first quarter of fiscal 2012. Also during the first nine months of fiscal 2011, the Company acquired:
•	Tallard, a value-added distributor of IT solutions in Latin America with annualized revenues of approximately $250 million, which is reported as part of the TS Americas region,
•	Unidux, an electronics component distributor in Japan with annualized revenues of approximately $370 million, which is reported as part of the EM Asia region, and
•
four smaller acquisitions with annualized revenues of approximately $190 million, two of which are reported as part of the EM Americas region, one is reported as part of the TS Asia region and one is reported as part of EM Asia.

Results of Operations
Executive Summary
The year-over-year comparison of third quarter results were impacted by (i) acquisitions and a divestiture, (ii) the transfer of the existing embedded business from TS Americas to EM Americas which occurred in the first quarter of fiscal 2011, which did not have an impact on a consolidated basis but did impact sales comparisons for the groups; and, to a lesser extent, (iii) the translation impact of changes in foreign currency exchange rates. As mentioned earlier in this MD&A, sales adjusted for items (i) and (ii) are defined as “pro forma” or “organic sales.”
Revenue for the third quarter of fiscal 2011 was stronger than expected in both operating groups. Revenue increased 40.3% year over year to $6.67 billion driven by acquisitions and 16.2% organic revenue growth; representing the fifth consecutive quarter of double-digit, year-over-year organic growth. Year-over-year organic revenue growth for EM was 18.3% and was strongest in the EMEA region due to high demand in the industrial and automotive markets. Year-over-year organic revenue growth for TS was 13.2% and was driven primarily by demand for servers and storage.
Gross profit margin was down 46 basis points year over year. EM gross profit margin declined 10 basis points year over year primarily due to the addition of the lower gross profit margin but higher working capital velocity embedded business acquired from Bell Micro and the embedded business that was transferred from TS, as noted above. Excluding the impact of the embedded businesses, gross profit margin in the EM core components business increased approximately 30 basis points year over year. TS gross profit margin declined 78 basis points year over year primarily attributable to the EMEA region which was impacted by the integration of the Bell business because of its lower gross profit margin profile than the legacy TS EMEA business. Although the Bell business has a lower gross profit margin profile due to its product mix, it is expected to have a higher working capital velocity which should yield a similar return on working capital as the existing Avnet business upon the realization of the anticipated synergies of at least $60 million annualized. On a sequential basis, enterprise gross profit margin increased 36 basis points, primarily due to the mix of business between EM and TS as the higher gross profit margin EM business grew to 59% of consolidated revenue from 53% in the second quarter of fiscal 2011.
Operating income margin was up 9 basis points year over year to 3.6% and improved 25 basis points sequentially. EM operating income margins improved 73 basis points year over year to 5.7%. The improvement was attributable to operating leverage in the Western regions, primarily EMEA, due to strong revenue growth, associated gross profits, and continued expense efficiencies, as well as consistent performance in Asia. TS operating income margin declined 58 basis points year over year primarily due lower operating income margins of the acquired Bell business, which, as noted above, has a lower margin but higher working capital velocity business model. The integrations of the acquired businesses have been substantially completed as of the end of March and for which management expects the benefit of at least $60 million of annualized synergies to be realized in the first quarter of fiscal 2012.
Sales
The table below provides the comparison of third quarter of fiscal 2011 and 2010 sales for the Company and its operating groups. Several items impacted the year-over-year comparison of sales; accordingly, the table below also provides pro forma or organic sales which represents sales adjusted for (i) the impact of acquisitions by adjusting Avnet’s prior periods to include the sales of businesses acquired as if the acquisitions had occurred at the beginning of the period presented; (ii) the impact of a divestiture by adjusting Avnet’s prior periods to exclude the sales of the business divested as if the divestiture had occurred as the beginning of the period presented and (iii) the impact of the transfer of the existing embedded business from TS Americas to EM Americas which occurred in the first quarter of fiscal 2011 in conjunction with the Bell acquisition so that substantially all embedded business in the Americas resides in the EM operating group.

					Pro forma
			Year-Year	Pro forma	Year-Year
	Q3-Fiscal ’11	Q3-Fiscal ’10	% Change	Q3-Fiscal ’10	% Change
	(Dollars in thousands)
Avnet, Inc.	$6,672,404	$4,756,786	40.3%	$5,744,081	16.2%
EM	3,925,236	2,886,547	36.0	3,317,806	18.3
TS	2,747,168	1,870,239	46.9	2,426,275	13.2
EM
Americas	$1,316,244	$897,390	46.7%	$1,183,095	11.3%
EMEA	1,328,541	1,019,677	30.3	1,019,677	30.3
Asia	1,280,451	969,480	32.1	1,115,034	14.8
TS
Americas	$1,506,590	$1,084,923	38.9%	$1,251,452	20.4%
EMEA	846,953	531,023	59.5	872,055	(2.9)
Asia	393,625	254,293	54.8	302,768	30.0
Totals by Region
Americas	$2,822,834	$1,982,313	42.4%	$2,434,547	15.9%
EMEA	2,175,494	1,550,700	40.3	1,891,732	15.0
Asia	1,674,076	1,223,773	36.8	1,417,802	18.1
The following tables present the reconciliation of the reported sales to pro forma sales for third quarter of fiscal 2010.

		Acquisition /	Transfer of
	As	Divested	TS Business	Pro forma
Q3 Fiscal 2010	Reported	Sales (1)	to EM	Sales
	(Thousands)
Avnet, Inc.	$4,756,786	$987,295	$—	$5,744,081
EM	2,886,547	333,983	97,276	3,317,806
TS	1,870,239	653,312	(97,276)	2,426,275
EM
Americas	$897,390	$188,429	$97,276	$1,183,095
EMEA	1,019,677	—	—	1,019,677
Asia	969,480	145,554	—	1,115,034
TS
Americas	$1,084,923	$263,805	$(97,276)	$1,251,452
EMEA	531,023	341,032	—	872,055
Asia	254,293	48,475	—	302,768

(1)	Includes the following acquisitions:
Bell Microproducts acquired July 2010 in the EM Americas, TS Americas and TS EMEA regions
Tallard Technologies acquired July 2010 in the TS Americas region
Unidux acquired July 2010 in the EM Asia region
Broadband acquired October 2010 in the EM Americas region
Eurotone acquired October 2010 in the EM Asia region
Center Cell acquired November 2010 in the EM Americas region
itX Technologies acquired January 2011 in the TS Asia region
Also reflects the divesture of New Prosys in January 2011.
Consolidated sales for the third quarter of fiscal 2011 were $6.67 billion, an increase of 40.3%, or $1.92 billion, from the prior year third quarter consolidated sales of $4.76 billion due primarily to acquisitions. Year-over-year organic sales (as defined earlier in this MD&A) increased 16.2% and increased 15.5% excluding the translation impact of foreign currency exchange rates.

EM sales of $3.93 billion in the third quarter of fiscal 2011 increased 36.0% over the prior year third quarter sales of $2.89 billion. The year-over-year comparisons were impacted by recent acquisitions and the transfer of the TS embedded business to EM. Organic sales increased 18.3% year over year and all three regions contributed with organic growth of 11.3%, 30.3% and 14.8% in the Americas, EMEA and Asia, respectively, largely attributable to the continued strong end demand across the technology industry. The organic growth in EMEA was driven primarily by strong demand in the industrial and automotive markets.
TS sales of $2.75 billion in the third quarter of fiscal 2011 increased 46.9% over the prior year third quarter sales of $1.87 billion. The year-over-year comparisons were positively impacted by recent acquisitions, and partially offset by the transfer of the TS embedded business to EM and a divestiture. Organic sales increased 13.2% year over year driven by the Americas and Asia regions with increased sales of 20.4% and 30.0%, respectively. In the EMEA region, organic sales decreased 2.9%. On a product level, year-over-year sales growth was driven primarily by demand for servers and storage.
Consolidated sales for the first nine months of fiscal 2011 were $19.62 billion, up 40.7%, over sales of $13.95 billion in the first nine months of fiscal 2010. The comparison of sales to the same period in prior year was impacted by (i) acquisitions and a divestiture, (ii) organic sales growth, (iii) the negative impact of the strengthening of the US dollar against the Euro; and (iv) the extra week of sales, which was estimated at roughly $400 million, in fiscal 2010 due to the Company’s 52/53 fiscal calendar. EM sales of $11.10 billion for the first nine months of fiscal 2011 were up 41.6% as compared with the first nine months of fiscal 2010. TS sales of $8.52 billion for the first nine months of fiscal 2011 were up 39.5% as compared with the first nine months of fiscal 2010, primarily driven by sales growth in the Americas and Asia regions.
Gross Profit and Gross Profit Margins
Consolidated gross profit for the third quarter of fiscal 2011 was $786.6 million, an increase of $203.8 million, or 35.0%, from the prior year third quarter due primarily to strong organic sales growth and the increase in sales related to acquisitions. Gross profit margin of 11.8% declined 46 basis points year over year due primarily to the impact of businesses acquired, which had lower gross margin products than Avnet’s legacy business and, as expected, increased 36 basis points sequentially primarily due to the mix of business between EM and TS as the higher gross profit margin EM business grew to 59% of consolidated revenue from 53% for the second quarter of fiscal 2011. EM gross profit margin declined 10 basis points year over year primarily due to the addition of the lower margin embedded business acquired from Bell Micro and the embedded business that was transferred from TS, as noted previously. Excluding the impact of the embedded businesses, gross profit margin in the EM core components business increased approximately 30 basis points year over year. TS gross profit margin declined 78 basis points year over year primarily attributable to the EMEA region and the impact of the integration of the Bell business, which has a lower gross profit margin profile than the legacy TS EMEA business. Although the Bell business has a lower gross profit margin profile due to its product mix, it is expected to have a higher working capital velocity which should yield a similar return on working capital as the existing Avnet business upon the realization of the anticipated synergies of at least $60 million annualized, the full impact of which is expected in the first quarter of fiscal 2012.
Consolidated gross profit and gross profit margins were $2.28 billion and 11.6%, respectively, for the first nine months of fiscal 2011 as compared with $1.63 billion and 11.7%, respectively, for the first nine months of fiscal 2010. For the first nine months of fiscal 2011, EM gross profit margin increased 12 basis points year over year and TS gross profit margin declined 38 basis points year over year, driven largely by the same factors as discussed in the quarterly gross profit margin analysis.
Selling, General and Administrative Expenses
Selling, general and administrative expenses (“SG&A expenses”) were $529.6 million in the third quarter of fiscal 2011, which was an increase of $121.4 million, or 29.7%, from the prior year third quarter. The increase in SG&A expenses was primarily a result of approximately $74 million of additional SG&A expenses associated with acquisitions, $44 million of incremental costs necessary to support the double-digit, year-over-year organic sales growth and $3 million due to the translation impact of changes in foreign currency exchange rates.
Metrics that management monitors with respect to its operating expenses are SG&A expenses as a percentage of sales and as a percentage of gross profit. In the third quarter of fiscal 2011, SG&A expenses were 7.9% of sales and 67.3% of gross profit as compared with 8.6% and 70.1%, respectively, in the third quarter of fiscal 2010. This is the sixth consecutive quarter of year-over-year improvement and reflects current leverage in the business model from recent revenue growth.

SG&A expenses for the first nine months of fiscal 2011 were $1.55 billion, or 7.9% of consolidated sales, as compared with $1.19 billion, or 8.5% of consolidated sales, in the first nine months of fiscal 2010. The year-over-year decrease in SG&A expenses as a percentage of consolidated sales for the first nine months of fiscal 2011 was similarly due to favorable operating leverage realized with recent revenue growth. SG&A expenses were 67.8% of gross profit in the first nine months of fiscal 2011 as compared with 72.8% in the first nine months of fiscal 2010.
Restructuring, Integration and Other Charges
Restructuring, integration and other charges totaled $16.3 million pre-tax, $11.9 million after tax and $0.08 per share on a diluted basis for the third quarter of fiscal 2011 and included restructuring costs of $4.4 million pre-tax for severance and $3.3 million pre-tax for facility exit costs for lease liabilities, fixed asset write downs and other related charges associated with vacated facilities and $0.9 million for other charges. Integration costs of $8.0 million pre-tax included professional fees associated with legal and IT consulting, facility moving costs, travel, meeting, marketing and communication costs that were incrementally incurred as a result of the integration activity. Also included in integration costs are incremental salary and employee benefits costs, primarily of the acquired businesses’ personnel who were retained by Avnet for extended periods following the close of the acquisitions solely to assist in the integration of the acquired businesses’ IT systems and administrative and logistics operations into those of Avnet. These identified personnel have no other meaningful day-to-day operational responsibilities outside of the integration effort. Transaction costs of $3.5 million pre-tax consisted primarily of professional fees for brokering the deals, due diligence work and other legal costs. The Company recorded a reversal of $3.8 million related to the release of liabilities associated with a prior acquisition and to adjust reserves related to prior year restructuring activity which were no longer required.
During the first nine months of fiscal 2011, restructuring, integration and other charges amounted $73.4 million pre-tax, $52.9 million after tax and $0.34 per share on a diluted basis and consisted of $23.4 million pre-tax for severance, $16.3 million pre-tax for facility exit costs for lease liabilities, fixed asset write downs and other related charges associated with vacated facilities, $24.1 million pre-tax for integration costs, $15.6 million pre-tax for transaction costs associated with acquisitions and $1.8 million for other charges. The Company also recorded a reversal of $7.8 million related to the release of liabilities associated with a prior acquisition and to adjust reserves related to prior year restructuring activity which were no longer required.
During the third quarter of fiscal 2010, the Company recognized restructuring, integration and other charges of $7.3 million pre-tax, $5.6 million after tax and $0.04 per share on a diluted basis which consisted of $6.5 million pre-tax for a value-added tax exposure in Europe related to an audit of prior years, $2.1 million pre-tax for acquisition-related costs and a credit of $1.3 million pre-tax related to the reversal of previously recognized restructuring reserves which were determined to be no longer necessary. During the first nine months of fiscal 2010, the Company recognized restructuring, integration and other charges of $25.4 million pre-tax, $18.8 million after tax and $0.12 per share on a diluted basis. The Company recognized restructuring charges of $16.0 million pre-tax for the remaining cost reduction actions announced during fiscal 2009 which included severance costs, facility exit costs and other charges related to contract termination costs and fixed asset write-downs. The Company also recognized integration costs of $2.9 million pre-tax, $6.5 million pre-tax related to the previously mentioned value-added tax exposure in Europe, and $3.2 million pre-tax of acquisition and other charges. The Company also recorded a credit of $3.2 million to adjust reserves related to prior restructuring activity which were determined to be no longer required.
Operating Income
During the third quarter of fiscal 2011, the Company generated operating income of $240.7 million, up 44.0% as compared with operating income of $167.2 million in the prior year third quarter. The increase in operating income was attributable to the impact of acquisitions and the growth in gross profit dollars associated with the 16.2% organic sales growth. Both periods included restructuring, integration and other charges as described in Restructuring, Integration and Other Charges above. Consolidated operating income margin was 3.6% and 3.5% in the current and prior year third quarter, respectively. EM operating income of $224.8 million was up 55.9% year over year and operating income margin increased 73 basis points year over year to 5.7% and increased 57 basis points on a sequential basis. The year-over-year increase in operating income margin was driven by a combination of revenue growth and the associated growth in gross profit, continued expense productivity improvements, particularly in the Western regions, as well as consistent performance in Asia. TS operating income of $57.3 million increased 14.8% year over year while operating income margin declined 58 basis points year over year primarily due to lower operating margins of the acquired businesses as compared with existing TS businesses. In addition, as expected, the anticipated full synergies for Bell have not yet been fully realized as the IT integration of the Bell acquisition was just recently completed in EMEA. Corporate operating expenses were $25.1 million in the third quarter of fiscal 2011 as compared with $19.6 million in the third quarter of fiscal 2010.

Operating income for the first nine months of fiscal 2011 was $662.8 million, or 3.4% of consolidated sales, as compared with $418.5 million, or 3.0% of consolidated sales for the first nine months of fiscal 2010. The 38 basis point increase in operating income margin as compared with the first nine months of fiscal 2010 was primarily due to the improvement in the EM operating income margin. As mentioned previously, during the first nine months of fiscal 2011, restructuring, integration and other charges amounted to $73.5 million pre-tax as compared with $25.4 million pre-tax for first nine months of the prior year.
Interest Expense
Interest expense for the third quarter of fiscal 2011 was $23.6 million, up $8.3 million, or 53.7% from interest expense of $15.3 million in the third quarter of fiscal 2010. Interest expense for the first nine months of fiscal 2011 was $69.8 million, up $23.9 million, or 52.1%, as compared with interest expense of $45.9 million for the first nine months of fiscal 2010. The year-over-year increase in interest expense was due primarily to the increase in debt used to fund the acquisitions of businesses and the increase in working capital to support the significant growth in sales. See Financing Transactions for further discussion of the Company’s outstanding debt.
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
Gain on Bargain Purchase and Other
During the first quarter of fiscal 2011, the Company acquired Unidux, a Japanese publicly traded company, through a tender offer in which the Company obtained over 95% of the controlling interest. After reassessing all assets acquired and liabilities assumed, the consideration paid was below the fair value of the acquired net assets and, as a result, the Company recognized a gain on bargain purchase of $31.0 million pre- and after tax and $0.20 per share on a diluted basis. In addition, the Company recognized other charges of $2.0 million pre-tax primarily related to an impairment of buildings in EMEA. During the third quarter of fiscal 2011, the Company recognized a loss of $6.3 million pre-tax, $3.9 million after tax and $0.02 per share on a diluted basis related to the write down of prior investments in smaller technology start-up companies.
Income Tax Provision
The Company’s effective tax rate on its income before income taxes was 29.1% in the third quarter of fiscal 2011 as compared with 26.9% in the third quarter of fiscal 2010. The tax rate is impacted primarily by the statutory tax rates of the countries in which the Company operates and the related levels of income in those jurisdictions as well as assessment of tax risks that are common to multinational enterprises and assessments of the realizability of deferred tax assets and the associated establishment or release of tax valuation allowances. For the first nine months of fiscal 2011 and 2010, the Company’s effective tax rate was 30.7% and 30.0%, respectively. During the nine months of fiscal 2011, the Company recognized an income tax adjustment of $19.8 million, or $0.13 per share on a diluted basis, primarily related to the non-cash write-off of a deferred tax asset associated with the integration of an acquisition. As mentioned previously, the Company recognized a gain of $31.0 million on the bargain purchase of Unidux which was not taxable.
The Company currently has full tax valuation allowances against significant tax assets related to certain legal entities in EMEA due to, among several other factors, a history of losses in those entities. Recently, the operating units within these legal entities have been experiencing improved earnings which has required the partial release of the valuation allowance over the past several quarters and, therefore, has positively impacted (decreased) the Company’s effective tax rate. The continuation of improved earnings in these entities may indicate at least some of these tax assets may be realizable. The Company will continue to evaluate the need for tax valuation allowances against these tax assets. Should the Company determine the tax valuation allowance for these legal entities is no longer required, the Company’s effective tax rate will be positively impacted (decreased) upon the release of the tax valuation allowance. Such a release may also negatively impact (increase) the effective tax rate in future quarters in comparison to prior periods as the partial releases of such valuation allowances, which occurred in prior quarters, may no longer be required.

Net Income
As a result of the factors described in the preceding sections of this MD&A, the Company’s consolidated net income for the third quarter of fiscal 2011 was $151.0 million, or $0.98 per share on a diluted basis, as compared with $114.5 million, or $0.75 per share on a diluted basis, in the prior year third quarter. Net income for the nine months of fiscal 2011 was $430.2 million, or $2.79 per share on a diluted basis, as compared with $269.3 million, or $1.76 per share on a diluted basis.
LIQUIDITY AND CAPITAL RESOURCES
Cash Flow
Cash Flow from Operating Activities
The Company generated $188.1 million and used $3.4 million, respectively, of cash and cash equivalents for its operating activities during the third quarter and first nine months of fiscal 2011, as compared with a use of $63.4 million and $154.7 million, respectively, in the third quarter and first nine months of fiscal 2010. These results are comprised of: (1) cash flow generated from net income excluding non-cash and other reconciling items, which includes the add-back of depreciation and amortization, deferred income taxes, stock-based compensation and other non-cash items (primarily the provision for doubtful accounts and periodic pension costs) and (2) cash flow used for working capital, excluding cash and cash equivalents. Cash used for working capital during the third quarter of fiscal 2011 consisted of a reduction in payables of $250.3 million partially offset by a reduction in accounts receivable and inventory of $153.6 million and $78.4 million, respectively. For TS, the settlement of payables, which were incurred during its seasonally strong December quarter end, was partially offset by cash collections on the December sales. At EM, inventory remained relatively flat sequentially while receivables grew as a result of the double-digit sequential sales growth. During growth periods, the Company has been more likely to utilize operating cash flows for working capital to support business growth. Net days outstanding, in particular, receivable days, continue to be at or near pre-recession levels as there has not been any significant change in terms provided to customers.
Cash used for working capital during the third quarter of fiscal 2010 consisted of inventory growth of $83.6 million, a reduction in accounts payable of $169.5 million, a reduction in accrued expenses and other of $24.3 million, partially offset by a reduction in accounts receivable of $60.8 million.
Cash Flow from Financing Activities
During the third quarter of fiscal 2011, the Company used $89.7 million of cash to repay debt primarily due to the repayment of the $104.8 million of 3.75% Notes due March 5, 2024 which were acquired in the Bell acquisition and were tendered in March (see Financing Transactions). For the first nine months of fiscal 2011, the Company received proceeds of $431.2 million, primarily from borrowings under the accounts receivable securitization program and bank credit facilities. During the third quarter and first nine months of fiscal 2010, the Company used proceeds of $26.2 million and received proceeds of $13.5 million, respectively, from bank credit facilities.
Cash Flow from Investing Activities
During the third quarter and first nine months of fiscal 2011, the Company used $64.1 million and $691.0 million, respectively, of cash for acquisitions, net of cash acquired, and $35.0 million and $105.2 million, respectively, for capital expenditures primarily related to system development costs and computer hardware and software expenditures. During the third quarter of fiscal 2011, the Company received $10.5 million of proceeds, net, associated with a divestiture. The Company used $30.8 million and $36.4 million in the third quarter and first nine months of fiscal 2010, respectively, for acquisitions and investments. Also during the third quarter and first nine months of fiscal 2010, the Company received $3.2 million and $11.8 million, respectively, related to earn-out provisions from the prior sale of an equity method investment as well as the sale of a small cost method investment. The Company used $18.4 million and $42.9 million in the third quarter and first nine months of fiscal 2010, respectively, for capital expenditures related to building and leasehold improvements, system development costs, computer hardware and software.

Capital Structure and Contractual Obligations
The following table summarizes the Company’s capital structure as of the end of the third quarter of fiscal 2011 with a comparison to fiscal 2010 year-end:

	April 2,	% of Total	July 3,	% of Total
	2011	Capitalization	2010	Capitalization
	(Dollars in thousands)
Short-term debt	$632,435	11.3%	$36,549	0.8%
Long-term debt	1,250,516	22.3	1,243,681	29.0

Total debt	1,882,951	33.5	1,280,230	29.8
Shareholders’ equity	3,734,474	66.5	3,009,117	70.2

Total capitalization	$5,617,425	100.0	$4,289,347	100.0

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
Financing Transactions
The Company has a five-year $500.0 million unsecured revolving credit facility (the “Credit Agreement”) with a syndicate of banks that expires in September 2012. Under the Credit Agreement, the Company may elect from various interest rate options, currencies and maturities. As of the end of the third quarter of fiscal 2011, there were $100.3 million in borrowings outstanding under the Credit Agreement included in “long-term debt” in the consolidated financial statements. In addition, there were $14.1 million in letters of credit issued under the Credit Agreement which represent a utilization of Credit Agreement capacity but are not recorded in the consolidated balance sheet as the letters of credit are not debt. As of July 3, 2010, there were $93.7 million in borrowings outstanding and $8.6 million in letters of credit issued under the Credit Agreement.
During the first quarter of fiscal 2011, the Company amended its accounts receivable securitization program (the “Program”) with a group of financial institutions to allow the Company to sell, on a revolving basis, an undivided interest of up to $600.0 million ($450.0 million prior to the amendment) in eligible receivables while retaining a subordinated interest in a portion of the receivables. The Program does not qualify for sale treatment and, as a result, any borrowings under the Program are recorded as debt on the consolidated balance sheet. The Program contains certain covenants, all of which the Company was in compliance with as of April 2, 2011. The Program has a one year term that expires in August 2011. There were $485.0 million in borrowings outstanding under the Program at April 2, 2011 and no borrowings outstanding at July 3, 2010.
As a result of acquisitions during the first nine months of fiscal 2011, the Company acquired debt of $420.3 million, of which $211.9 million was repaid (including associated fees) at the acquisition dates. As of the end of the third quarter of fiscal 2011, the outstanding balances associated with the acquired debt and credit facilities consisted of $60.0 million in bank credit facilities and other debt primarly used to support the acquired foreign operations.
Notes outstanding at April 2, 2011 consisted of:
•	$300.0 million of 5.875% Notes due March 15, 2014
•	$250.0 million of 6.00% Notes due September 1, 2015
•	$300.0 million of 6.625% Notes due September 15, 2016
•	$300.0 million of 5.875% Notes due June 15, 2020

The $104.8 million of 3.75% Notes due March 5, 2024 were assumed in the Bell acquisition. Prior to the Bell acquisition, the 3.75% Notes were convertible into Bell common stock; however, as a result of the acquisition, the debt is no longer convertible into shares. Under the terms of the 3.75% Notes, the Company may redeem some or all of the 3.75% Notes for cash anytime on or after March 5, 2011 and the note holders may require the Company to purchase for cash some or all of the 3.75% Notes on March 5, 2011, March 5, 2014 or March 5, 2019 at a redemption price equal to 100% of the principal amount plus interest. During the first quarter of fiscal 2011, the Company issued a tender offer for the 3.75% Notes for which approximately $5.2 million was tendered and paid in Septebmer 2010. During the third quarter of fiscal 2011, the note holders tendered substantially all of the notes for which $104.4 million was paid in March 2011.
In addition to its primary financing arrangements, the Company has several small lines of credit in various locations to fund the short-term working capital, foreign exchange, overdraft and letter of credit needs of its wholly owned subsidiaries in Europe, Asia and Canada. Avnet generally guarantees its subsidiaries’ obligations under these facilities.
Covenants and Conditions
The Credit Agreement contains certain covenants with various limitations on debt incurrence, dividends, investments and capital expenditures and also includes financial covenants requiring the Company to maintain minimum interest coverage and leverage ratios, as defined. Management does not believe that the covenants in the Credit Agreement limit the Company’s ability to pursue its intended business strategy or future financing needs. The Company was in compliance with all covenants of the Credit Agreement as of April 2, 2011.
The Securitization Program requires the Company to maintain certain minimum interest coverage and leverage ratios as defined in the Credit Agreement in order to continue utilizing the Securitization Program. The Securitization Program also contains certain covenants relating to the quality of the receivables sold. If these conditions are not met, the Company may not be able to borrow any additional funds and the financial institutions may consider this an amortization event, as defined in the agreement, which would permit the financial institutions to liquidate the accounts receivables sold to cover any outstanding borrowings. Circumstances that could affect the Company’s ability to meet the required covenants and conditions of the Securitization Program include the Company’s ongoing profitability and various other economic, market and industry factors. Management does not believe that the covenants under the Securitization Program limit the Company’s ability to pursue its intended business strategy or future financing needs. The Company was in compliance with all covenants of the Securitization Program as of April 2, 2011.
See Liquidity below for further discussion of the Company’s availability under these various facilities.
Liquidity
The Company had total borrowing capacity of $1.1 billion at April 2, 2011 under the Credit Agreement and the Securitization Program. There were $100.3 million in borrowings outstanding and $14.1 million in letters of credit issued under the Credit Agreement and $485.0 million outstanding under the Securitization Program, resulting in $500.6 million of net availability at the end of the third quarter. The Company also had $781.7 million of cash and cash equivalents at April 2, 2011.
During the first nine months of fiscal 2011, the Company utilized $691.0 million of cash, net of cash acquired, for acquisitions, which included repayments of certain debt assumed in the acquisitions. The Company assumed a total of $420.3 million of debt as a result of the acquisitions and repaid $211.9 million of assumed debt (including associated fees) at the acquisition dates. The Company has been making and expects to continue to make strategic investments through acquisition activity to the extent the investments strengthen Avnet’s competitive position and meet management’s return on capital thresholds. In anticipation of the continued acquisition activity in addition to the increased volume of business associated with completed acquisitions, the Company amended its Securitization Program in August 2010 to increase the borrowing capacity from $450.0 million to $600.0 million to support the future growth of the business.
During periods of weakening demand in the electronic component and enterprise computer solutions industry, the Company typically generates cash from operating activities. Conversely, the Company is also more likely to use operating cash flows for working capital requirements during periods of higher growth. In the first nine months of fiscal 2011, the Company utilized $3.4 million of cash for operations. Management believes that Avnet’s borrowing capacity, its current cash availability and the Company’s expected ability to generate operating cash flows in the future are sufficient to meet its projected financing needs.

The following table highlights the Company’s liquidity and related ratios as of the end of the third quarter of fiscal 2011 with a comparison to the fiscal 2010 year-end:
COMPARATIVE ANALYSIS — LIQUIDITY
(Dollars in millions)

	April 2,	July 3,	Percentage
	2011	2010	Change
Current Assets	$8,215.7	$6,630.2	23.9%
Quick Assets	5,488.3	4,666.6	17.6
Current Liabilities	4,725.0	3,439.6	37.4
Working Capital (1)	3,490.7	3,190.6	9.4
Total Debt	1,883.0	1,280.2	47.1
Total Capital (total debt plus total shareholders’ equity)	5,617.5	4,289.3	31.0
Quick Ratio	1.2:1	1.4:1
Working Capital Ratio	1.7:1	1.9:1
Debt to Total Capital	33.5%	29.8%

(1)	This calculation of working capital is defined as current assets less current liabilities.
The Company’s quick assets (consisting of cash and cash equivalents and receivables) increased 17.6% from July 3, 2010 to April 2, 2011 due primarily to the increase in receivables resulting from increased volume of business associated with the acquisitions since prior fiscal year end and the impact of the change in foreign currency exchange spot rates at April 2, 2011 as compared with July 3, 2010. Current assets increased 23.9% due to the increase in receivables and inventory, also a result of the recent acquisitions, the impact of the change in foreign currency exchange spot rates and the growth in sales. Current liabilities increased 37.4% primarily due to the increase in short-term borrowings used to support the growth in sales and due to debt assumed in the acquisitions. In addition, current liabilities increased due to growth in accounts payable, which was impacted by acquisitions and the exchange rate changes mentioned previously. As a result of the factors noted above, total working capital increased by 9.4% during the first nine months of fiscal 2011. Total debt increased by 47.1% primarily due to the increase in short-term borrowings, total capital increased 31.0% and the debt to capital ratio increased as compared with July 3, 2010 to 33.5%.
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
See Liquidity and Capital Resources — Financing Transactions appearing in Item 2 of this Form 10-Q for further discussion of the Company’s financing facilities and capital structure. As of April 2, 2011, 61.2% of the Company’s debt bears interest at a fixed rate and 38.8% of the Company’s debt bears interest at variable rates. Therefore, a hypothetical 1.0% (100 basis points) increase in interest rates would result in a $1.8 million impact on income before income taxes in the Company’s consolidated statement of operations for the quarter ended April 2, 2011.

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
During the third quarter of fiscal 2011, there were no changes to the Company’s internal control over financial reporting (as defined in Rule 13a-15(f) of the Exchange Act) that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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
This Report contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended and Section 21E of the Securities Exchange Act of 1934, as amended, with respect to the financial condition, results of operations and business of Avnet, Inc. and its subsidiaries (“Avnet” or the “Company”). You can find many of these statements by looking for words like “believes,” “plans,” “expects,” “anticipates,” “should,” “will,” “may,” “estimates” or similar expressions in this Report or in documents incorporated by reference in this Report. These forward-looking statements are subject to numerous assumptions, risks and uncertainties. You should understand that the following important factors, in addition to those discussed elsewhere in this Quarterly Report and in the Company’s Annual Report on Form 10-K for the fiscal year ended July 3, 2010, could affect the Company’s future results, and could cause those results or other outcomes to differ materially from those expressed or implied in the forward-looking statements:
•	the effect of global economic conditions, including the current global economic downturn;
•
general economic and business conditions (domestic and foreign) affecting Avnet’s financial performance and, indirectly, Avnet’s credit ratings, debt covenant compliance, and liquidity and access to financing;

•	competitive pressures among distributors of electronic components and computer products resulting in increased competition for existing customers or otherwise;
•
adverse effects on our supply chain, shipping costs, customers and suppliers, including as a result of issues caused by the recent earthquake, tsunami and related potential business interruptions in Japan;

•
risks relating to our international sales and operations, including risks relating to the ability to repatriate funds, foreign currency fluctuations, duties and taxes, and compliance with international and U.S. laws that apply to our international operations;

•	cyclicality in the technology industry, particularly in the semiconductor sector;
•	allocation of products by suppliers; and
•	legislative or regulatory changes affecting Avnet’s businesses.
Any forward-looking statement speaks only as of the date on which that statement is made. Except as required by law, the Company assumes no obligation to update any forward-looking statement to reflect events or circumstances that occur after the date on which the statement is made.

The discussion of Avnet’s business and operations should be read together with the risk factors contained in Item 1A of its 2010 Annual Report on Form 10-K, filed with the Securities and Exchange Commission, which describe various risks and uncertainties to which the Company is or may become subject. These risks and uncertainties have the potential to affect Avnet’s business, financial condition, results of operations, cash flows, strategies or prospects in a material and adverse manner. As of April 2, 2011, there have been no material changes to the risk factors set forth in the Company’s 2010 Annual Report on Form 10-K.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds
The following table includes the Company’s monthly purchases of common stock during the third quarter ended April 2, 2011:

				Maximum Number
				(or Approximate
			Total Number of	Dollar Value) of
			Shares Purchased	Shares That May
	Total Number		as Part of Publicly	Yet Be Purchased
	of Shares	Average Price	Announced Plans or	Under the Plans or
Period	Purchased	Paid per Share	Programs	Programs

January	3,700	$34.93	—	—
February	5,000	$35.57	—	—
March	4,400	$33.37	—	—
The purchases of Avnet common stock noted above were made on the open market to obtain shares for purchase under the Company’s Employee Stock Purchase Plan. None of these purchases were made pursuant to a publicly announced repurchase plan and the Company does not currently have a stock repurchase plan in place.

Item 6.	Exhibits

Exhibit
Number	Exhibit

4.1*	Second Supplemental Indenture to the 3 3/4% Convertible Subordinated Notes, Series B due 2024.

31.1*	Certification by Roy Vallee, Chief Executive Officer, under Section 302 of the Sarbanes-Oxley Act of 2002.

31.2*	Certification by Raymond Sadowski, Chief Financial Officer, under Section 302 of the Sarbanes-Oxley Act of 2002.

32.1**	Certification by Roy Vallee, Chief Executive Officer, under Section 906 of the Sarbanes-Oxley Act of 2002.

32.2**	Certification by Raymond Sadowski, Chief Financial Officer, under Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS***	XBRL Instance Document.

101.SCH***	XBRL Taxonomy Extension Schema Document.

101.CAL***	XBRL Taxonomy Extension Calculation Linkbase Document.

101.LAB***	XBRL Taxonomy Extension Label Linkbase Document.

101.PRE***	XBRL Taxonomy Extension Presentation Linkbase Document.

*	Filed herewith.

**	Furnished herewith.

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
Date: April 29, 2011