Form 10-K
period 2011-07-02
AVNET INC
filed 2011-08-12
CIK 8858

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-K

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended July 2, 2011
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
None
Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ☑ No ☐
Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. Yes ☐ No ☑
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☑ No ☐
Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☑ No ☐
Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.:

Large accelerated filer ☑	Accelerated filer ☐	Non-accelerated filer ☐	Smaller reporting company ☐
(Do not check if a smaller reporting company)
Indicate by checkmark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
The aggregate market value (approximate) of the registrant’s common equity held by non-affiliates based on the closing price of a share of the registrant’s common stock for New York Stock Exchange composite transactions on January 1, 2011 (the last business day of the registrant’s most recently completed second fiscal quarter) was $4,995,335,220.
As of July 29, 2011, the total number of shares outstanding of the registrant’s Common Stock was 152,807,450 shares, net of treasury shares.
DOCUMENTS INCORPORATED BY REFERENCE
Portions of the registrant’s definitive proxy statement (to be filed pursuant to Reg. 14A) relating to the Annual Meeting of Shareholders anticipated to be held on November 4, 2011 are incorporated herein by reference in Part III of this Report.

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
Avnet’s operating groups and their sales are as follows:

	Fiscal 2011	Percentage
Region	Sales	of Sales
	(Millions)
EM Americas	$5,113.8	19.3%
EM EMEA	4,816.3	18.1
EM Asia	5,136.1	19.4

Total EM	15,066.2	56.8

TS Americas	6,404.7	24.1
TS EMEA	3,577.1	13.5
TS Asia	1,486.4	5.6

Total TS	11,468.2	43.2

Total Avnet	$26,534.4	100.0%

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
EM Supply Chain Services
EM Supply Chain Services provides end-to-end solutions focused on OEMs, EMS providers and electronic component manufacturers, enabling them to optimize supply chains on a local, regional or global basis. By combining internal competencies in global warehousing and logistics, finance, information technology, and asset management with its global footprint and extensive partner relationships, EM’s Supply Chain Services develops a deeper level of engagement with its customers. These customers can continuously manage their supply chains to meet the demands of a competitive environment globally without a commensurate investment in physical assets. With proprietary planning tools and a variety of inventory management solutions, EM can provide unique solutions that meet a customer’s just-in-time requirements in a variety of scenarios including lean manufacturing, demand flow and outsourcing.
Embedded Solutions
In the Americas, Avnet Electronics Marketing provides embedded computing solutions including technical design, integration and assembly to developers of application-specific computing solutions in the non-PC market. Customers include OEMs targeting the medical, telecommunications, industrial and digital editing markets. The Embedded Solutions group represents the combination of the EM Americas existing embedded business, the acquired Bell Microproducts Inc. embedded business and the TS Americas embedded business that was transferred to EM Americas in the first quarter of fiscal 2011.
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
Technology Solutions
As a global IT solutions distributor, TS collaborates with its customers and suppliers to create and deliver services, software and hardware solutions that address the business needs of end-user customers locally and around the world. TS focuses on the global value-added distribution of enterprise computing servers and systems, software, storage, services and complex solutions from the world’s foremost technology manufacturers, marketing and selling them to and through the VAR channel. TS also serves the worldwide OEM market for computing technology, system integrators and non-PC OEMs that require embedded systems and solutions including engineering, product prototyping, integration and other value-added services. The operating group has sales and marketing divisions dedicated to these customer segments as well as independent software vendors.

TS enables VARs to grow faster by helping them understand their customers’ unique business requirements so that they can tailor a complete IT solution spanning supplier lines and delivering a higher return on investment. Avnet SolutionsPath® offers a proven methodology comprising business analysis and planning, training and enablement, and ongoing support to help partners quickly and cost effectively attain solution-selling expertise they can use to develop and deploy an array of data center solutions for high-growth market segments. Avnet SolutionsPath® includes practices dedicated to vertical markets such as healthcare, government, energy, banking and retail, as well as technology practices focused on virtualization, storage, networking, security, unified communications, mobility and cloud computing. TS also provides logistics, sales, marketing, financial and technical services, including engineering support, systems integration and configurations.
In EMEA and Asia/Pacific, TS provides embedded computing solutions including technical design, integration and assembly to developers of application-specific computing solutions in the non-PC market. Developers include OEMs targeting the medical, telecommunications, industrial and digital editing markets. In these regions, TS also provides the latest hard disk drives, microprocessor, motherboard and DRAM module technologies to manufacturers of general-purpose computers and system builders.
Foreign Operations
As noted in the operating group discussions, Avnet has significant operations in all three major economic regions of the world: the Americas, EMEA and Asia/Pacific. The percentage of Avnet’s consolidated sales by region is presented in the following table:

	Percentage of Sales for Fiscal Year
Region	2011	2010	2009
Americas	43%	44%	47%
EMEA	32	31	32
Asia/Pac	25	25	21

	100%	100%	100%

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
During fiscal 2011, the Company completed seven acquisitions, the most significant of which was the acquisition of Bell Microproducts Inc. (“Bell”), a value-added distributor of storage and server products and solutions and computer components products, providing integration and support services to OEMs, VARs, system builders and end users in the U.S., Canada, EMEA and Latin America. Bell operated both a distribution and single tier reseller business and generated sales of approximately $3.0 billion in calendar 2009, of which 42%, 41% and 17% was generated in North America, EMEA and Latin America, respectively. The consideration for the transaction totaled $255 million for the equity of Bell which consisted of $7.00 in cash for each share of Bell common stock outstanding, cash payment for Bell equity awards, and cash payments required under existing Bell change of control agreements, plus the assumption of $323 million of Bell net debt. Of the debt acquired, Avnet repaid approximately $210 million of debt (including associated fees) immediately after closing. As of the end of fiscal 2011, the Company has completed the integration of Bell into both the EM and TS operating groups and expects the full impact of the cost synergies to be realized in the first quarter of fiscal 2012.

See Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations in Part II of this Form 10-K for additional information on acquisitions completed during fiscal 2011, 2010 and 2009.
Major Products
One of Avnet’s competitive strengths is the breadth and quality of the suppliers whose products it distributes. IBM products accounted for approximately 12%, 15% and 15% of the Company’s consolidated sales during fiscal 2011, 2010 and 2009, respectively, and was the only supplier from which sales of its products exceeded 10% of consolidated sales. Listed in the table below are the major product categories and the Company’s approximate sales of each during the past three fiscal years:

	Years Ended
	July 2,	July 3,	June 27,
	2011	2010	2009
	(Millions)
Semiconductors	$14,149.3	$10,098.7	$8,324.0
Computer products	10,284.6	7,302.8	6,393.4
Connectors	1,041.4	841.4	735.2
Passives, electromechanical and other	1,059.1	917.3	777.3

	$26,534.4	$19,160.2	$16,229.9

Competition & Markets
Avnet is one of the world’s largest industrial distributors, based on sales, of electronic components and computer products and services. The Company has more than 300 locations worldwide as well as a limited number of instances where Avnet-owned product is stored in customer facilities. Some of these locations contain sales, warehousing and administrative functions for multiple sales and marketing units.
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
Another key competitive factor in the electronic component and computer product distribution industry is the need to carry a sufficient amount of inventory to meet customers’ rapid delivery requirements. However, to minimize its exposure related to valuation of inventory on hand, the majority of the Company’s products are purchased pursuant to non-exclusive distributor agreements. These agreements typically provide certain protections for product obsolescence and price erosion and are generally cancelable upon 30 to 180 days’ notice. In most cases, these agreements provide for inventory return privileges upon cancellation. In addition, the Company enhances its competitive position by offering a variety of value-added services which entail the performance of services and/or processes tailored to individual customer specifications and business needs such as point of use replenishment, testing, assembly, supply chain management and materials management.
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

Number of Employees
At July 2, 2011, Avnet had approximately 17,600 employees.
Available Information
The Company files its annual report on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, proxy statements and other documents with the U.S. Securities and Exchange Commission (“SEC”) under the Securities Exchange Act of 1934. A copy of any document the Company files with the SEC is available for review at the SEC’s public reference room, 100 F Street, N.E., Washington, D.C. 20549. The public may obtain information on the public reference room by calling the SEC at 1-800-SEC-0330. The Company’s SEC filings are also available to the public on the SEC’s website at http://www.sec.gov and through the New York Stock Exchange (“NYSE”), 20 Broad Street, New York, New York 10005, on which the Company’s common stock is listed.
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
The corporate governance information on the website includes the Company’s Corporate Governance Guidelines, the Code of Conduct and the charters for each of the committees of Avnet’s Board of Directors. In addition, amendments to the Code of Conduct, committee charters and waivers granted to directors and executive officers under the Code of Conduct, if any, will be posted in this area of the website. These documents can be accessed at www.avnet.com under the “Investor Relations — Corporate Governance” caption. Printed versions of the Corporate Governance Guidelines, Code of Conduct and charters of the Board committees can be obtained, free of charge, by writing to the Company at the address listed above in “Available Information.”
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

Except as required by law, Avnet does not undertake any obligation to update any forward-looking statements, whether as a result of new information, future events or otherwise. Factors that may cause actual results to differ materially from those contained in the forward-looking statements include the following:
Economic weakness and uncertainty could adversely affect our revenues and gross margins.
The Company’s revenues and gross profit margins depend significantly on worldwide economic conditions, the demand for its products and services and the financial condition of its customers. Economic weakness and uncertainty have in the past resulted, and may result in the future, in decreased revenues and gross profit margins. Economic weakness and uncertainty also make it more difficult for the Company to forecast with a great deal of confidence the overall supply and demand throughout the IT supply chain.
While the Company’s operating results over the past four quarters would suggest that the business has experienced a significant recovery, there can be no assurance that the recovery to date will continue at the current pace or at all; nor can there be any assurance that such economic volatility experienced recently will not reoccur or continue.
The electronics component and computer industries are highly competitive and if the Company fails to compete effectively, its revenues, gross profit margins and prospects may decline.
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
One of the Company’s competitive strengths is the breadth and quality of the suppliers whose products the Company distributes. However, sales of products and services from one of the Company’s suppliers, IBM, accounted for approximately 12% of the Company’s consolidated sales in fiscal year 2011. Management expects IBM products and services to continue to account for roughly a similar percentage of the Company’s consolidated sales in fiscal year 2012. The Company’s contracts with its suppliers, including those with IBM, vary in duration and are generally terminable by either party at will upon notice. To the extent IBM or other primary suppliers significantly reduce their volume of business with the Company in the future, because of a product shortage, an unwillingness to do business with Avnet or otherwise, the Company’s business and relationships with its customers could be materially and adversely affected because its customers depend on the Company’s distribution of electronic components and computer products from the industry’s leading suppliers. In addition, to the extent that any of the Company’s key suppliers modify the terms of their contracts including, without limitation, the terms regarding price protection, rights of return, rebates or other terms that protect the Company’s gross margins, it could materially and adversely affect the Company’s results of operations, financial condition or liquidity.

Declines in the value of the Company’s inventory or unexpected order cancellations by the Company’s customers could materially and adversely affect its business, results of operations, financial condition and liquidity.
The electronic components and computer products industries are subject to rapid technological change, new and enhanced products and evolving industry standards, which can contribute to a decline in value or obsolescence of inventory. Regardless of the general economic environment, it is possible that prices will decline due to a decrease in demand or an oversupply of products and, as a result of the price declines, there may be greater risk of declines in inventory value. Although it is the policy of many of the Company’s suppliers to offer distributors like Avnet certain protections from the loss in value of inventory (such as price protection and limited rights of return), the Company cannot be assured that such policies will fully compensate for the loss in value, or that the vendors will choose to, or be able to, honor such agreements, some of which are not documented and, therefore, subject to the discretion of the vendor. In addition, the Company’s sales are typically made pursuant to individual purchase orders, and the Company generally does not have long-term supply arrangements with its customers. Generally, the Company’s customers may cancel orders 30 days prior to shipment with minimal penalties. The Company cannot be assured that unforeseen new product developments, declines in the value of the Company’s inventory or unforeseen order cancellations by its customers will not materially and adversely affect the Company’s business, results of operations, financial condition or liquidity.
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
During fiscal year 2011, 2010 and 2009, approximately 62%, 60% and 58%, respectively, of the Company’s sales came from its operations outside the United States. As a result of the Company’s foreign sales and locations, in particular those in emerging and developing economies, the Company’s operations are subject to a variety of risks that are specific to international operations, including, but not limited to, the following:
•	potential restrictions on the Company’s ability to repatriate funds from its foreign subsidiaries;
•	foreign currency and interest rate fluctuations and the impact on the Company’s reported results of operations;
•	import and export duties and value-added taxes;
•
compliance with foreign and domestic import and export regulations, business licensing requirements and anti-corruption laws, the failure of which could result in severe penalties including monetary fines, criminal proceedings and suspension of export privileges;

•	changing tax laws and regulations;
•	regulatory requirements and prohibitions that differ between jurisdictions;
•	political instability, terrorism and potential military conflicts or civilian unrest;
•	fluctuations in freight costs, limitations on shipping and receiving capacity, and other disruptions in the transportation and shipping infrastructure;
•	differing environmental regulations and employment practices and labor issues; and

•	the risk of non-compliance with local laws.

The potential criminal penalties for violations of export regulations and anti-corruption laws, particularly anti-bribery, data privacy laws and environmental laws and regulations in many jurisdictions, create heightened risks for the Company’s international operations. In the event that a governing regulatory body determined that the Company had violated applicable export regulations or anti-corruption laws, the Company could be fined significant sums, incur sizable legal defense costs and/or its export capabilities could be restricted, which could have a material and adverse effect on the Company’s business. While the Company has and will continue to adopt measures designed to ensure compliance with these laws, the Company cannot be assured that such measures will be adequate or that its business will not be materially and adversely impacted in the event of an alleged violation.
The Company’s acquisition strategy may not produce the expected benefits, which may adversely affect the Company’s results of operations.
Avnet historically has pursued a strategic acquisition program to grow its global business for electronic and computer products, thereby enabling Avnet to solidify and maintain its leadership position in the marketplace. Acquisitions involve risks and uncertainties such as expansion into new geographic markets and business areas and diversion of management’s attention from existing business operations. In addition, the Company may not be successful in integrating the acquired businesses or the integration may be more difficult, costly or time-consuming than anticipated. Consequently, the Company may experience disruptions that could, depending on the size of the acquisition, have a material adverse effect on its business, especially where an acquisition target may have pre-existing non-compliance or pre-existing deficiencies or material weaknesses as those terms are defined under relevant SEC rules and regulations. Furthermore, the Company may not realize all of the anticipated benefits from its acquisitions, which could materially and adversely affect the Company’s financial performance.
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
The Company may need to satisfy its cash needs through external financing. However, external financing may not be available on acceptable terms or at all. As of July 2, 2011, Avnet had total debt outstanding of $1.517 billion under various notes and committed and uncommitted lines of credit with financial institutions. The Company needs cash to make interest payments on, and to refinance, this indebtedness and for general corporate purposes, such as funding its ongoing working capital and capital expenditure needs. Under the terms of any external financing, the Company may incur higher than expected financing expenses and become subject to additional restrictions and covenants. Any material increase in the Company’s financing costs could have a material adverse effect on its profitability.
Under some of its credit facilities, the Company is required to maintain certain specified financial ratios and meet certain tests. If the Company fails to meet these financial ratios and tests, it may be unable to continue to utilize these facilities. If the Company is unable to utilize these facilities, it may not have sufficient cash available to make interest payments on and refinance indebtedness and for general corporate needs.
The agreements governing some of the Company’s financings contain various covenants and restrictions that limit the discretion of management in operating its business and could prevent us from engaging in some activities that may be beneficial to the Company’s business.
The agreements governing the Company’s financing, including its credit facility and the indentures governing the Company’s outstanding notes, contain various covenants and restrictions that, in certain circumstances, limit the Company’s ability and the ability of certain subsidiaries to:
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
The Company owns and leases approximately 1,151,000 and 5,523,000 square feet of space, respectively, of which approximately 36% is located in the United States. The following table summarizes certain of the Company’s key facilities.

	Sq.	Leased or
Location	Footage	Owned	Primary Use
Poing, Germany	427,000	Leased	EM warehousing, value-added operations and offices
Chandler, Arizona	399,000	Owned	EM warehousing and value-added operations
Tongeren, Belgium	388,000	Owned	EM and TS warehousing and value-added operations
Chandler, Arizona	231,000	Leased	TS warehousing, integration and value-added operations
Tsuen Wan, Hong Kong	181,000	Leased	EM warehousing and value-added operations
Phoenix, Arizona	176,000	Leased	Corporate and EM headquarters
Tempe, Arizona	132,000	Leased	TS headquarters
Nogales, Mexico	124,000	Leased	EM warehousing and value-added operations
Doral, Florida	120,000	Leased	TS warehousing and value-added operations
Loyang, Singapore	116,000	Leased	TS warehousing and value-added operations

Item 3.	Legal Proceedings
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
Pursuant to SEC regulations, including but not limited to Item 103 of Regulation S-K, the Company regularly assesses the status of and developments in pending environmental legal proceedings to determine whether any such proceedings should be identified specifically in this discussion of legal proceedings, and has concluded that no particular pending environmental legal proceeding requires public disclosure. Based on the information known to date, management believes that the Company has appropriately accrued in its consolidated financial statements for its share of the estimated costs associated with the environmental clean-up of sites in which the Company is participating.
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
Market price per share
The Company’s common stock is listed on the New York Stock Exchange under the symbol AVT. Quarterly high and low sales closing prices (as reported for the New York Stock Exchange composite transactions) for the last two fiscal years were:

	2011		2010
Fiscal Quarters	High	Low	High	Low
1st	$27.08	$22.86	$27.33	$20.31
2nd	33.34	26.61	30.42	23.67
3rd	36.97	31.88	30.53	26.35
4th	37.81	29.97	33.49	23.93
The Company has not paid dividends since fiscal 2002 and does not currently contemplate any future dividend payments.
Record Holders
As of July 29, 2011, there were 3,152 registered holders of record of Avnet’s common stock.
Equity Compensation Plan Information as of July 2, 2011

Number of Securities
	Number of Securities			Remaining Available for
	to be Issued Upon		Weighted-Average	Future Issuance Under Equity
	Exercise of		Exercise Price of	Compensation Plans
	Outstanding Options,		Outstanding Options,	(Excluding Securities
Plan Category	Warrants and Rights		Warrants and Rights	Reflected in Column (a))
	(a)		(b)	(c)
Equity compensation plans approved by security holders	5,320,709	(1)	$21.79	6,694,816	(2)

(1)
Includes 3,059,215 shares subject to options outstanding and 1,414,784 stock incentive shares and 846,710 performance shares awarded but not yet delivered. Included in the performance shares is the number of shares anticipated to be issued in the first quarter of fiscal 2012 relating to the level of achievement reached under the 2009 performance share program which ended July 2, 2011 (see Note 12 in the Notes to Consolidated Financial Statements included in Item 15 of this Report)

(2)	Does not include 58,707 shares available for future issuance under the Employee Stock Purchase Plan, which is a non-compensatory plan.

Stock Performance Graphs and Cumulative Total Returns
The graph below compares the cumulative 5-year total return of holders of Avnet, Inc.’s common stock with the cumulative total returns of the S&P 500 index and certain of Avnet’s peer companies in the electronics distribution industry. The graph tracks the performance of a $100 investment in Avnet’s common stock, in the peer group, and the index (with the reinvestment of all dividends) from July 1, 2006 to July 2, 2011. During fiscal 2011, two of the companies included in the Company’s fiscal 2010 peer group (Bell Microproducts Inc. and Nu Horizons Electronics Corp) terminated their respective registrations with the SEC. The Company’s new peer group consists of Agilysys, Inc., Anixter International, Inc., Arrow Electronics, Inc., Brightpoint, Inc., Ingram Micro, Inc., Insight Enterprises, Inc., Scansource, Inc., Synnex Corp. and Tech Data Corp. The Company’s old peer group, which is also included below for comparative purposes, consisted of Arrow Electronics, Inc., Ingram Micro, Inc., and Tech Data Corp. Bell Microproducts Inc. and Nu Horizons Electronics Corp are not included in the old peer group below.

	07/1/06	06/30/07	06/28/08	06/27/09	07/3/10	07/2/11
Avnet, Inc.	100.00	198.00	137.61	107.49	119.78	162.59
S&P 500	100.00	120.59	104.77	77.30	88.46	115.61
Old Peer Group	100.00	115.02	94.26	80.93	79.40	119.43
New Peer Group	100.00	120.11	94.66	78.10	79.95	118.59
The stock price performance included in this graph is not necessarily indicative of future stock price performance. The Company does not make or endorse any predictions as to future stock performance. The performance graph is furnished solely to accompany this Report and is not being filed for purposes of the Securities Exchange Act of 1934, as amended, and is not to be incorporated by reference into any filing of the Company, whether made before or after the date hereof, regardless of any general incorporation language in such filing.

Issuer Purchases of Equity Securities
The following table presents the Company’s monthly purchases of common stock during the fourth quarter of fiscal 2011:

				Maximum Number (or
			Total Number of	Approximate Dollar
	Total		Shares Purchased as	Value) of Shares That
	Number of		Part of Publicly	may yet be Purchased
	Shares	Average Price	Announced Plans or	Under the Plans or
Period	Purchased	Paid per Share	Programs	Programs
April	4,100	$34.80	—	—
May	6,700	$37.07	—	—
June	4,300	$31.74	—	—
The purchases of Avnet common stock noted above were made on the open market to obtain shares for purchase under the Company’s Employee Stock Purchase Plan.
In August 2011, the Board of Directors approved the repurchase of up to an aggregate of $500 million of shares of the Company’s common stock through a share repurchase program. The Company plans to repurchase stock from time to time at the discretion of management in open market or privately negotiated transactions or otherwise, subject to applicable laws, regulations and approvals, strategic considerations, market conditions and other factors. The Company may terminate or limit the stock repurchase program at any time without prior notice.

Item 6.	Selected Financial Data

	Years Ended
	July 2,		July 3,		June 27,		June 28,		June 30,
	2011		2010		2009 (a)		2008 (a)		2007 (a)
	(Millions, except for per share and ratio data)
Income:
Sales	$26,534.4		$19,160.2		$16,229.9		$17,952.7		$15,681.1
Gross profit	3,107.8		2,280.2		2,023.0		2,313.7		2,048.6
Operating income (loss)	930.0	(b)	635.6	(c)	(1,019.0	)(d)	710.8	(e)	678.7	(f)
Income tax provision	201.9	(b)	174.7	(c)	34.7	(d)	203.8	(e)	187.9	(f)
Net income (loss)	669.1	(b)	410.4	(c)	(1,129.7	)(d)	489.6	(e)	384.4	(f)
Financial Position:
Working capital(g)	3,749.5		3,190.6		2,688.4		3,191.3		2,711.2
Total assets	9,905.6		7,782.4		6,273.5		8,195.2		7,343.7
Long-term debt	1,273.5		1,243.7		946.6		1,169.3		1,127.9
Shareholders’ equity	4,056.1		3,009.1		2,760.9		4,141.9		3,417.4
Per Share:
Basic earnings (loss)	4.39	(b)	2.71	(c)	(7.49	)(d)	3.26	(e)	2.60	(f)
Diluted earnings (loss)	4.34	(b)	2.68	(c)	(7.49	)(d)	3.21	(e)	2.57	(f)
Book value per diluted share	26.28		19.66		18.30		27.17		22.84
Ratios:
Operating income (loss) margin on sales	3.5	%(b)	3.3	%(c)	(6.3)	%(d)	4.0	%(e)	4.3	%(f)
Net income (loss) margin on sales	2.5	%(b)	2.1	%(c)	(7.0)	%(d)	2.7	%(e)	2.5	%(f)
Return on capital	15.2	%(b)	14.0	%(c)	(26.6)	%(d)	11.0	%(e)	11.2	%(f)
Quick	1.2:1		1.4:1		1.5:1		1.4:1		1.3:1
Working capital	1.8:1		1.9:1		2.1:1		2.1:1		2.0:1
Total debt to capital	27.2%		29.8%		26.0%		22.7%		25.7%

(a)
As adjusted for the retrospective application of an accounting standard. The Financial Accounting Standards Board issued authoritative guidance which requires the issuer of certain convertible debt instruments that may be settled in cash (or other assets) on conversion to separately account for the debt and equity (conversion option) components of the instrument. The standard requires the convertible debt to be recognized at the present value of its cash flows discounted using the non-convertible debt borrowing rate at the date of issuance. The resulting debt discount from this present value calculation is to be recognized as the value of the equity component and recorded to additional paid in capital. The discounted convertible debt is then required to be accreted up to its face value and recorded as non-cash interest expense over the expected life of the convertible debt. In addition, deferred financing costs associated with the convertible debt are required to be allocated between the debt and equity components based upon relative values. During the first quarter of fiscal 2010, the Company adopted this standard, however, there was no impact to the fiscal 2010 consolidated financial statements because the Company’s 2% Convertible Senior Debentures, to which this standard applied, were extinguished in fiscal 2009. Due to the required retrospective application of this standard to prior periods, the Company adjusted the prior period comparative consolidated financial statements. The following table summarizes the adjustments to increase (decrease) previously reported balances.

	June 27,	June 28,	June 30,
Adjustments-increase (decrease)	2009	2008	2007
	(Millions, except per share data)
Selling, general and adminstrative expenses	$(0.3)	$(0.4)	$(0.4)
Interest expense	12.2	15.9	14.8
Income tax provision	(4.6)	(6.0)	(5.7)
Net income	(7.3)	(9.5)	(8.7)
Basic EPS	$(0.05)	$(0.06)	$(0.05)
Diluted EPS	$(0.05)	$(0.06)	$(0.06)

Prepaid and other current assets	$—	$(0.3)	$(0.7)
Other assets	—	(4.6)	(10.7)
Long term debt	—	(12.2)	(28.1)
Shareholders’ equity	$—	$7.3	$16.8

(b)
Includes the impact of restructuring, integration and other items which totaled $77.2 million pre-tax, $56.2 million after tax and $0.36 per share on a diluted basis, a gain on bargain purchase and other which totaled $22.7 million pre-tax, $25.7 million after tax and $0.17 per share on a diluted basis, and a tax benefit of $32.9 million and $0.21 per share on a diluted basis primarily due to the release of certain tax valuation allowances net of additional tax reserves (see Note 18 in the Notes to the Consolidated Financial Statements contained in Item 15 of this Report for further discussion of these items).

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
For an understanding of Avnet and the significant factors that influenced the Company’s performance during the past three fiscal years, the following discussion should be read in conjunction with the description of the business appearing in Item 1 of this Report and the consolidated financial statements, including the related notes and schedule, and other information appearing in Item 15 of this Report. The Company operates on a “52/53 week” fiscal year. Fiscal 2011 and 2009 contained 52 weeks while fiscal 2010 contained 53 weeks. This extra week, which occurred in the first quarter of fiscal 2010, impacts the year-over-year analysis in this MD&A.
There are references to the impact of foreign currency translation in the discussion of the Company’s results of operations. Results for the full fiscal year 2011 or 2010 were not significantly impacted by the movement of foreign currency exchanges rates as, for example, the U.S. Dollar strengthened against the Euro by approximately 2% during fiscal 2011 and the U.S. Dollar weakened against the Euro by approximately 1% during fiscal 2010. However, fluctuations during the quarters of fiscal 2011 had a more pronounced impact on the Company’s comparative results as described in the Company’s Form 10-Q’s filed with the SEC. When the stronger U.S. Dollar exchange rates of the current year are used to translate the results of operations of Avnet’s subsidiaries denominated in foreign currencies, the resulting impact is a decrease in U.S. Dollars of reported results as compared with the prior period. When the U.S. Dollar weakens, the resulting impact is an increase in U.S. Dollars of reported results as compared with the prior period. In the discussion that follows, this is referred to as the “translation impact of changes in foreign currency exchange rates.”
In addition to disclosing financial results that are determined in accordance with U.S. generally accepted accounting principles (“GAAP”), the Company also discloses certain non-GAAP financial information, including:
•	Income or expense items as adjusted for the translation impact of changes in foreign currency exchange rates, as discussed above.

•
Sales adjusted for certain items that impact the year-over-year analysis, which included the impact of acquisitions by adjusting Avnet’s prior periods to include the sales of businesses acquired as if the acquisitions had occurred at the beginning of the period presented. In addition, for fiscal 2011 sales are adjusted for: (i) a divestiture by adjusting Avnet’s prior periods to exclude the sales of the business divested as if the divestiture had occurred at the beginning of the period presented; (ii) the impact of the extra week of sales in the prior year first quarter due to the “52/53 week” fiscal year, and (iii) the transfer of the existing embedded business from TS Americas to EM Americas that occurred in the first quarter of fiscal 2011. Sales taking into account the combination of these adjustments are referred to as “pro forma sales” or “organic sales.”

•
Operating income excluding restructuring, integration and other charges incurred in fiscal 2011, 2010 and 2009 as well as the non-cash goodwill and intangible asset impairment charges recognized during fiscal 2009. The reconciliation to GAAP is presented in the following table.

	Years Ended
	July 2,	July 3,	June 27,
	2011	2010	2009
	(Thousands)
GAAP operating income (loss)	$929,979	$635,600	$(1,018,998)
Impairment charges	—	—	1,411,127
Restructuring, integration and other	77,176	25,419	99,342

Adjusted operating income	$1,007,155	$661,019	$491,471

Management believes that providing this additional information is useful for the reader to better assess and understand operating performance, especially when comparing results with previous periods or forecasting performance for future periods. Furthermore, management typically monitors the business both including and excluding these items and uses these non-GAAP measures to establish operational goals and, in some cases, for measuring performance for compensation purposes. However, analysis of results and outlook on a non-GAAP basis should be used as a complement to, and in conjunction with, data presented in accordance with GAAP.

Results of Operations
Executive Summary
At the beginning of fiscal 2011, the Company completed three significant acquisitions that, when combined with strong organic growth, delivered $7.4 billion in revenue growth, or 38.5%, year over year, to a record $26.5 billion. Although the acquired businesses have product lines with lower operating margins than Avnet’s other product lines, operating income grew faster than revenue with 46.3% growth year over year driven by operating leverage and synergies as a result of integration activities that were on-going through the fiscal year. Finally, earnings per share on a diluted basis grew faster than revenue and operating income with an increase of 63% year over year.
Year-over-year organic revenue growth for EM was 21.9% and was strongest in the EMEA region due to demand in the industrial markets. Year-over-year organic revenue growth for TS was 11.3% and was driven primarily by demand for storage and servers. Gross profit margin was down 19 basis points year over year to 11.7% as the acquired Bell business has lower gross profit margins than the Company’s legacy businesses due to its product mix. EM gross profit margin was up 10 basis points year over year which was impacted by the combination of improvement in the EM core business, partially offset by the lower gross profit margin embedded business acquired from Bell and the embedded business that was transferred from TS Americas. TS gross profit margin declined 52 basis points year over year primarily attributable to the EMEA region which was impacted by the integration of the Bell business because of its lower gross profit margin profile than the other TS EMEA product lines.
Operating income margin was up 19 basis points year over year to 3.5%. EM operating income margins improved 105 basis points year over year to 5.5%. The improvement was attributable to operating leverage primarily in EMEA which was due to strong revenue growth and continued expense efficiencies. TS operating income margin declined 57 basis points year over year primarily due to lower operating income margins of the acquired Bell business. The integrations of the acquired businesses have been completed as of the end of fiscal 2011. The businesses acquired during fiscal 2011 impacted both operating groups and, as a result of integration activities that occurred during the fiscal year, the fiscal 2011 results were positively impacted by synergies to the extent actions were completed. In particular, the expected synergies for the Bell acquisition were estimated to be over $60 million in annualized cost savings, however, the full benefit of the synergies is expected to be realized in the first quarter of fiscal 2012.
Three-Year Analysis of Sales: By Operating Group and Geography

	Years Ended						Percent Change
	July 2,	% of	July 3,	% of	June 27,	% of	2011 to	2010 to
	2011	Total	2010	Total	2009	Total	2010	2009
	(Dollars in millions)
Sales by Operating Group:
EM Americas	$5,113.8	19.3%	$3,434.6	17.9%	$3,288.3	20.3%	48.9%	4.5%
EM EMEA	4,816.3	18.1	3,651.1	19.0	3,026.5	18.6	31.9	20.6
EM Asia	5,136.1	19.4	3,881.1	20.3	2,878.0	17.7	32.3	34.9

Total EM	15,066.2	56.8	10,966.8	57.2	9,192.8	56.6	37.4	19.3

TS Americas	6,404.7	24.1	4,932.7	25.8	4,283.9	26.4	29.8	15.2
TS EMEA	3,577.1	13.5	2,297.2	12.0	2,241.9	13.8	55.7	2.5
TS Asia	1,486.4	5.6	963.5	5.0	511.3	3.2	54.3	88.4

Total TS	11,468.2	43.2	8,193.4	42.8	7,037.1	43.4	40.0	16.4

Total Avnet, Inc.	$26,534.4		$19,160.2		$16,229.9		38.5%	18.1%

Sales by Geographic Area:
Americas	$11,518.5	43.4%	$8,367.3	43.7%	$7,572.2	46.7%	37.7%	10.5%
EMEA	8,393.4	31.6	5,948.3	31.0	5,268.4	32.4	41.1	12.9
Asia/Pacific	6,622.5	25.0	4,844.6	25.3	3,389.3	20.9	36.7	42.9

	$26,534.4		$19,160.2		$16,229.9

Sales
Items Impacting Year-over-Year Sales Comparisons
During the past three fiscal years, the Company acquired several businesses impacting both operating groups, as presented in the following table. To facilitate easier and more meaningful year-over-year comparisons, the discussions that follow include sales on a pro forma basis as well as on a reported basis.

		Approximate
		Annualized	Acquisition
Acquired Business	Group & Region	Revenues(1)	Date
	(Millions)
Fiscal 2011
itX Group Ltd	TS Asia/Pac	$160	January 2011
Center Cell	EM Americas	5	November 2010
Eurotone	EM Asia/Pac	30	October 2010
Broadband	EM Americas	8	October 2010
Unidux	EM Asia/Pac	370	July 2010
Tallard Technologies	TS Americas	250	July 2010
Bell Microproducts Inc.	EM & TS Americas	3,021	July 2010
	TS EMEA

Fiscal 2010
Servodata HP Division	TS EMEA	$20	April 2010
PT Datamation	TS Asia/Pac	90	April 2010
Sunshine Joint Stock Company	TS Asia/Pac	30	November 2009
Vanda Group	TS Asia/Pac	30	October 2009

Fiscal 2009
Abacus Group plc	EM EMEA	$400	January 2009
Nippon Denso Industry Co., Ltd.	EM Asia/Pac	140	December 2008
Ontrack Solutions Pvt. Ltd.	TS Asia/Pac	13	July 2008
Horizon Technology Group plc	TS EMEA	400	June 2008
Source Electronics Corporation	EM Americas	82	June 2008

(1)	Represents the approximate annual revenue for the acquired businesses’ most recent fiscal year prior to acquisition by Avnet and based upon average foreign currency exchange rates for those periods.
Fiscal 2011 Comparison to Fiscal 2010
The table below provides the comparison of reported fiscal 2011 and 2010 sales for the Company and its operating groups to pro forma (or organic) sales (as defined previously) to allow readers to better assess and understand the Company’s revenue performance by operating group.

		Acquisition/	Extra Week		2011 to 2010
	Sales as	Divested	in	Pro Forma	Pro Forma
	Reported	Revenue	Q1 FY10	Sales	Change
	(Dollars in millions)
EM	$15,066.2	$44.9	$—	$15,111.1	21.9%
TS	11,468.2	(188.5)	—	11,279.7	11.3

Fiscal 2011	$26,534.4	$(143.6)	$—	$26,390.8	17.1

EM	$10,966.8	$1,605.5	$(174.3)	$12,398.0
TS	8,193.4	2,188.0	(243.5)	10,137.9

Fiscal 2010	$19,160.2	$3,793.5	$(417.8)	$22,535.9

Consolidated sales in fiscal 2011 were $26.53 billion, an increase of 38.5%, or $7.37 billion, from fiscal 2010 consolidated sales of $19.16 billion. This increase was due to the combination of growth through acquisitions and organic growth of 17.1%. EM sales of $15.07 billion in fiscal 2011 increased 37.4% over fiscal 2010 sales of $10.97 billion. The year-over-year comparisons were impacted by acquisitions and the transfer of the TS Americas embedded business to EM Americas. Organic sales increased 21.9% year over year and all three regions contributed with organic growth of 14.2%, 34.4% and 19.5% in the Americas, EMEA and Asia, respectively, largely attributable to the continued strong end demand across the technology industry. TS sales of $11.47 billion in fiscal 2011 increased 40.0% over fiscal 2010 sales of $8.19 billion. The year-over-year comparisons were positively impacted by recent acquisitions, and partially offset by the transfer of the TS Americas embedded business to EM and a divestiture. Organic sales increased 11.3% year over year driven by the Americas and Asia regions with increased organic sales of 13.0% and 31.4%, respectively. In the EMEA region, organic sales increased 1.7%. On a product level, year-over-year sales growth was driven primarily by demand for storage and servers.
Fiscal 2010 Comparison to Fiscal 2009
The table below provides the comparison of reported fiscal 2010 and 2009 sales for the Company and its operating groups to pro forma (or organic) sales as previously defined to allow readers to better assess and understand the Company’s revenue performance by operating group.

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

Gross Profit and Gross Profit Margins
Consolidated gross profit in fiscal 2011 was $3.11 billion, an increase of $827.6 million, or 36.3%, from fiscal 2010 due primarily to strong organic sales growth and the increase in sales related to acquisitions. Gross profit margin of 11.7% declined 19 basis points year over year due primarily to the impact of businesses acquired, which had product lines with lower gross margins than Avnet’s other product lines. EM gross profit margin increased 10 basis points where the addition of the lower margin embedded business acquired from Bell and the embedded business transferred from TS mostly offset the margin increase that occurred in the legacy EM business and geographic mix shift. TS gross profit margin declined 52 basis points year over year primarily attributable to the EMEA region and the impact of the integration of the Bell business, which has a lower gross profit margin profile than the other TS EMEA product lines. Although the Bell business has a lower gross profit margin profile due to its product mix, the Company expects to realize the full impact of over $60 million in annualized synergies in the first quarter of fiscal 2012. However, portions of the synergies have been realized incrementally as cost actions have been taken during fiscal 2011.
Consolidated gross profit for fiscal 2010 was $2.28 billion, up $257.2 million, or 12.7%, over the prior year primarily due to the increase in sales volume. Gross profit margin of 11.9% declined 56 basis points over the prior year with all regions in each operating group experiencing declines in margins. The gross profit margin at EM declined 63 basis points year over year partially due to geographic mix changes as the Asia region, which has a lower gross profit margin than the Americas or EMEA regions, represented 35% of EM sales in fiscal 2010 as compared with 31% in fiscal 2009. In addition, the EMEA region gross profit margins had been slower to recover than those in the Americas or Asia regions. The negative effects of the recession began later in the EMEA region than in the Americas and, as a result, the region’s recovery also occurred later than the other regions. However, the quarterly gross profit margin at EM improved sequentially during the last three quarters of fiscal 2010 in all three regions with the largest improvement in the EMEA region where gross profit margin increased over 100 basis points from the March to June quarter. TS gross profit margin was down 54 basis points year over year due to the combination of (i) geographic mix changes as the Asia region, which has lower gross profit margins than the Americas or EMEA regions, represented 12% of TS sales as compared with 7% in fiscal 2009, (ii) lower gross profit margins in Asia and (iii) lower gross profit margins in the Americas region.
Selling, General and Administrative Expenses
Selling, general and administrative expenses (“SG&A expenses”) were $2.10 billion in fiscal 2011, which was an increase of $481.5 million, or 29.7%, from fiscal 2010. The increase in SG&A expenses was primarily a result of approximately $304 million of additional SG&A expenses associated with acquisitions, $170 million of incremental costs necessary to support the 17.1% year-over-year organic sales growth, net of incremental cost savings from integration activity and the additional week of expenses in fiscal 2010 and $7 million due to the translation impact of changes in foreign currency exchange rates. Metrics that management monitors with respect to its operating expenses are SG&A expenses as a percentage of sales and as a percentage of gross profit. In fiscal 2011, SG&A expenses were 7.9% of sales and 67.6% of gross profit as compared with 8.5% and 71.0%, respectively, in fiscal 2010. This continued year-over-year improvement reflects the operating leverage in the business model realized from recent revenue growth and effective expense management.
SG&A expenses were $1.62 billion in fiscal 2010, an increase of $87.7 million, or 5.7%, as compared with $1.53 billion in fiscal 2009. The increase in SG&A expenses was primarily attributable to supporting the increased sales volume, an additional week in fiscal 2010 and additional expenses associated with businesses acquired, partially offset by the impact of cost reduction actions. The cost reduction actions taken during fiscal 2009, as described in further detail below, were completed during the first quarter of fiscal 2010 and the full benefit of the actions were realized beginning in the second quarter of fiscal 2010. SG&A expenses were 8.5% of sales and 71.0% of gross profit in fiscal 2010 as compared with 9.4% of sales and 75.7% of gross profit in fiscal 2009. The year-over-year improvement in these metrics is primarily the result of effective cost management, including the impact of cost reduction actions taken during fiscal 2009, as sales increased 18.1% year over year as compared with only a 5.7% increase in SG&A expenses.
Due to the decline in sales and gross profit margin that began in late fiscal 2008 and accelerated further during fiscal 2009, the Company initiated significant cost reduction actions to realign its expense structure with market conditions (see Restructuring, Integration and Other Charges for a discussion of charges associated with the actions undertaken). In the third quarter of fiscal 2008, the Company began to experience demand weakness and organic sales growth at both EM and TS continued to slow through the first quarter of fiscal 2009. In the second quarter of fiscal 2009, the Company experienced continued sales deceleration in both operating groups, particularly in November in the Asia region and in December in the Americas region. During the third quarter of fiscal 2009, end demand in the EM business deteriorated even further, in particular in EM Americas and EM EMEA, which have been the

Company’s most profitable regions. As a result of the poor market conditions through mid-March of fiscal 2009, the Company took actions to reduce costs by approximately $200 million on an annualized basis and had expected such actions to be completed by the end of the June quarter of fiscal 2009. However, based upon third quarter of fiscal 2009 results, the Company announced further actions to reduce annualized costs by an additional $25 million, bringing the aggregate annual cost reductions announced to approximately $225 million since March 2008. As of the end of the fourth quarter of fiscal 2009, management estimated that approximately $200 million in annualized cost savings had been achieved and the remaining cost reduction actions were completed at the end of September 2009; therefore, the full benefit of the annualized cost savings of $225 million were reflected in the December quarter of fiscal 2010. In addition, the December quarter of 2010 included cost synergies of approximately $40 million as a result of acquisition integration activities most of which were completed by the end of fiscal 2009.
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
During the fourth quarter of fiscal 2009, the Company performed its annual goodwill impairment test which indicated that three of its six reporting units, including EM Asia and TS EMEA, continued to have fair values below their carrying values. As a result, the Company was required to recognize the impairment of additional goodwill which arose subsequent to the second quarter of fiscal 2009 in the EM Asia and TS EMEA reporting units. Of the non-cash goodwill impairment charges of $62.3 million pre- and after tax and $0.41 per share recognized in the fourth quarter of fiscal 2009, $41.4 million related to the recently acquired business in Japan, which was assigned to the EM Asia reporting unit. Accounting standards require goodwill from an acquisition to be assigned to a reporting unit and also require goodwill to be tested on a reporting unit level, not by individual acquisition. As noted above, the annual impairment analysis indicated that the fair value of the EM Asia reporting unit continued to be below its carrying value. As a result, the goodwill from the recent acquisition was required to be impaired. The remaining $20.8 million of the impairment charges related to additional goodwill in the TS EMEA reporting unit primarily as a result of final acquisition adjustments during the purchase price allocation period related to an acquisition for which the goodwill had been fully impaired in the second quarter of fiscal 2009.
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
Restructuring, Integration and Other Charges
Fiscal 2011
During fiscal 2011, the Company recognized restructuring, integration and other charges of $77.2 million pre-tax, $56.2 million after tax and $0.36 per share on a diluted basis associated primarily with the integration of the acquired Bell business. Restructuring costs included $28.6 million pre-tax for severance and $17.3 million pre-tax for facility exit costs for lease liabilities, fixed asset write downs and other related charges associated with vacated facilities and $1.8 million for other charges. Integration costs of $25.1 million pre-tax included professional fees associated with legal and IT consulting, facility moving costs, travel, meeting, marketing and communication costs that were incrementally incurred as a result of the integration activity. Also included in integration costs are incremental salary and employee benefits costs, primarily of the acquired businesses’ personnel who were retained by Avnet for extended periods following the close of the acquisitions solely to assist in the integration of the acquired businesses’ IT systems and administrative and logistics operations into those of Avnet. These identified personnel have no other meaningful day-to-day operational responsibilities outside of the integration effort. Transaction costs of $15.6 million pre-tax consisted primarily of professional fees for brokering the deals, due diligence work and other legal costs. In addition, the Company recorded a reversal of $11.3 million pre-tax related to (i) the reversal of restructuring reserves established in prior years that were deemed to be no longer required, (ii) acquisition adjustments for which the purchase allocation period had closed and (iii) exit-related reserves originally established through goodwill in prior years that were deemed no longer required and were credited to the consolidated statement of operations rather than to goodwill because the associated goodwill was impaired in fiscal 2009.
Severance charges recorded in fiscal 2011 related to personnel reductions of over 550 employees in administrative, finance and sales functions primarily in connection with the integration of the acquired Bell business into the existing EM Americas, TS Americas and TS EMEA regions and, to a lesser extent, other cost reduction actions in other regions. Facility exit costs consisted of lease liabilities, fixed asset write-downs and other related charges associated with 50 vacated facilities: 23 in the Americas, 25 in EMEA and two in the Asia/Pac region. Total amounts utilized during fiscal 2011 consisted of $25.6 million in cash payments, $3.3 million in non-cash asset write downs and $0.3 million related to adjustments to reserves and foreign currency translation. As of July 2, 2011, management expects the majority of the remaining severance reserves to be utilized by the end of fiscal 2012 and the remaining facility exit cost reserves to be utilized by the end of fiscal 2015.
Fiscal 2010
During fiscal 2010, the Company recognized restructuring, integration and other charges of $25.4 million pre-tax, $18.8 million after tax and $0.12 per share on a diluted basis. The Company recognized restructuring charges of $16.0 million pre-tax for the remaining cost reduction actions announced during fiscal 2009 which included severance costs, facility exit costs and other charges related to contract termination costs and fixed asset write-downs. The Company also recognized integration costs of $2.9 million pre-tax for professional fees, facility moving costs and travel, meeting, marketing and communication costs that were incrementally incurred as a result of the integration efforts of the recently acquired businesses, $6.5 million pre-tax for a value-added tax exposure in Europe related to an audit of prior years, and $3.2 million pre-tax of other charges including acquisition-related costs which would have been capitalized under the prior accounting rules. The Company also recorded a credit of $3.2 million pre-tax to adjust reserves related to prior restructuring activity which were determined to be no longer required.
Severance charges recorded in fiscal 2010 of $9.7 million related to personnel reductions of over 150 employees in administrative, finance and sales functions in connection with the cost reduction actions in all three regions. Facility exit costs of $3.7 million consisted of lease liabilities and fixed asset write-downs associated with seven vacated facilities in the Americas, one in EMEA and four in the Asia/Pac region. Other charges of $2.6 million consisted primarily of contractual obligations with no on-going benefit to the Company. The total amounts utilized during fiscal 2011 consisted of $1.1 million in cash payments, and $0.4 million related to adjustments to reserves and foreign currency translation. As of July 2, 2011, the remaining reserves totaled $2.2 million, of which $0.2 million related to remaining facility exit cost and severance reserves which are expected to be utilized by the end of fiscal 2013 and $2.0 million related to other contractual obligations which are expected to be utilized by the end of fiscal 2012.
Fiscal 2009
In response to the decline in sales and gross profit margin due to weaker market conditions, the Company initiated significant cost reduction actions during fiscal 2009 to realign its expense structure with market conditions. As a result, the Company incurred restructuring, integration and other charges totaling $99.3 million pre-tax, $65.3 million after tax and $0.43 per share during fiscal 2009 related to the cost reductions as well as integration costs associated with recently acquired businesses. Restructuring charges included severance of $50.8 million, facility exit-costs of $29.6 million and other charges of $4.5 million related to contract termination costs, fixed asset write-downs and other charges. The Company also recorded a reversal of $2.5 million to adjust estimated costs for severance, lease and other reserves related to prior year restructuring activity which were deemed excessive and that reversal was credited to restructuring, integration and other charges. Integration costs of $11.2 million included professional fees, facility moving costs, travel, meeting, marketing and communication costs that were incrementally incurred as a result of the acquisition integration efforts. Other items recorded to restructuring, integration and other charges included a net credit of $1.2 million related to acquisition adjustments for which the purchase allocation period had closed, a loss of $3.1 million resulting from a decline in the market value of certain small investments that the Company liquidated, and $3.8 million of incremental intangible asset amortization.

Severance charges recorded in fiscal 2009 related to personnel reductions of approximately 1,900 employees in administrative, finance and sales functions in connection with the cost reduction actions in all three regions of both operating groups with employee reductions of approximately 1,400 in EM, 400 in TS and the remaining from centralized support functions. Exit costs for vacated facilities related to 29 facilities in the Americas, 13 in EMEA and three in Asia/Pac and consisted of reserves for remaining lease liabilities and the write-down of leasehold improvements and other fixed assets. The total amounts utilized during fiscal 2011 consisted of $9.4 million in cash payments and $5.4 million related to adjustments to reserves and foreign currency translation. As of July 2, 2011, the remaining reserves totaled $5.9 million, of which $0.3 million related to severance reserves which are expected to be utilized by the end of fiscal 2012 and $5.6 million related to remaining facility exit cost reserves which are expected to be utilized by the end of fiscal 2015.
Operating Income (Loss)
During fiscal 2011, the Company generated operating income of $930.0 million, an increase of 46.3% as compared with operating income of $635.6 million in fiscal 2010. The increase in operating income was attributable to the impact of acquisitions and the growth in gross profit dollars associated with the 17.1% organic sales growth. Consolidated operating income margin was 3.5% and 3.3% in fiscal 2011 and 2010, respectively. Both periods included restructuring, integration and other charges as described in Restructuring, Integration and Other Charges above. Excluding these charges, operating income for fiscal 2011 was $1.01 billion, or 3.8% of consolidated sales, as compared with operating income of $661.0 million, or 3.5% of consolidated sales, for fiscal 2010. EM operating income of $832.4 million increased 69.3% year over year and operating income margin increased 105 basis points to 5.5%. All three regions within EM contributed, but the improvement was primarily driven by the operating leverage in the EMEA region with its 31.9% year-over-year revenue growth. TS operating income of $286.7 million increased 13.9% year over year while operating income margin declined 57 basis points year over year to 2.5% due primarily to lower gross profit margins in the EMEA region which includes lower operating margins of the acquired businesses as compared with the other TS businesses. Corporate operating expenses were $112.0 million in fiscal 2011 as compared with $82.3 million in fiscal 2010 primarily due to net periodic pension expense recognized in fiscal 2011 compared with pension income recognized in fiscal 2010.
Operating income for fiscal 2010 was $635.6 million, or 3.3% of consolidated sales, as compared with an operating loss of $1.02 billion for fiscal 2009. Both periods included restructuring, integration and other charges and the prior year included impairment charges as was previously mentioned in this MD&A. Excluding these charges, operating income for fiscal 2010 was $661.0 million, or 3.5% of consolidated sales, as compared with operating income of $491.5 million, or 3.0% of consolidated sales, for fiscal 2009. EM operating income increased 38.7% to $491.6 million for fiscal 2010 and its operating income margin improved 62 basis points to 4.5% as compared with fiscal 2009 as all three regions contributed to the improvement. EM’s operating income margin improved year over year in each respective quarter of fiscal 2010 and ended the June quarter at 5.6% which was the first time in two years that EM’s operating income margin reached that level and was within the target range as established by management. TS operating income increased 25.0% to $251.7 million for fiscal 2010 and operating income margin improved 21 basis points to 3.1% as compared with fiscal 2009. TS continued to incur incremental expenses as it made additional investments in Asia, particularly in China. Corporate operating expenses were $82.3 million in fiscal 2010 as compared with $64.5 million in fiscal 2009. The prior year corporate operating expenses were unusually low due to the economic downturn and its impact on the accrual for equity compensation which is based upon performance targets. Conversely, corporate expenses in the fiscal 2010 are higher than typical primarily due to an increase in incentive compensation driven by the Company’s financial results for fiscal 2010 which exceeded established targets and were significantly higher as compared with fiscal 2009.
Interest Expense and Other Income (Expense), net
Interest expense for fiscal 2011 was $92.5 million, up $30.7 million, or 49.7% from interest expense of $61.7 million in fiscal 2010. The year-over-year increase in interest expense was due to an increase in debt used to fund the acquisitions of businesses and the increase in working capital to support the significant growth in sales.
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

Other income, net, was $10.7 million in fiscal 2011 as compared with other expense, net, of $2.5 million in fiscal 2010 due primarily to foreign currency exchange gains compared with losses in the prior year and higher interest income earned as compared with the prior year. Other income, net, was $2.5 million in fiscal 2010 as compared with other expense, net, of $11.6 million in fiscal 2009 primarily related to the negative impacts of foreign currency exchange losses.
Gain on Bargain Purchase and Other
During the first quarter of fiscal 2011, the Company acquired Unidux, a Japanese publicly traded company, through a tender offer in which the Company obtained over 95% of the controlling interest. After reassessing all assets acquired and liabilities assumed, the consideration paid was below the fair value of the acquired net assets and, as a result, the Company recognized a gain on bargain purchase of $31.0 million pre- and after tax and $0.20 per share on a diluted basis. In addition, the Company recognized other charges of $2.0 million pre-tax, $1.4 million after tax and $0.01 per share on a diluted basis primarily related to an impairment of buildings in EMEA and recognized a loss of $6.3 million pre-tax, $3.9 million after tax and $0.02 per share on a diluted basis related to the write down of prior investments in smaller technology start-up companies.
Gain on Sale of Assets
During fiscal 2010 and 2009, the Company recognized a gain on sale of assets as a result of certain earn-out provisions associated with the prior sale of the Company’s equity investment in Calence LLC. The gain amounted to $8.8 million pre-tax, $5.4 million after tax and $0.03 per share on a diluted basis in fiscal 2010 and $14.3 million pre-tax, $8.7 million after tax and $0.06 per share in fiscal 2009.
Income Tax Provision
Avnet’s effective tax rate on income before income taxes was 23.2% in fiscal 2011 as compared with 29.9% in fiscal 2010. The fiscal 2011 effective tax rate was primarily impacted by the release of a tax reserve (valuation allowance) on certain deferred tax assets that were determined to be realizable as discussed further below, and, to a lesser extent, net favorable tax audit settlements, partially offset by changes to existing tax positions. Excluding the benefit related to the release of a tax reserve, the effective tax rate for fiscal 2011 would have been 30.6%. Going forward, the Company expects its fiscal year 2012 effective tax rate to be more in the range of this adjusted rate rather than the effective tax rate experienced in fiscal 2011. The fiscal 2010 effective tax rate was impacted primarily by changes to estimates for existing tax positions and net favorable tax audit settlements, offset by a reserve established against certain deferred tax assets.
Prior to fiscal 2011, the Company had a full reserve against significant tax assets related to a legal entity in EMEA due to, among several other factors, a history of losses in that entity. Recently, the legal entity has been experiencing improved earnings which required the partial release of the reserve to the extent the entity had taxable income during each of the first three quarters of fiscal 2011 and, therefore, positively impacted (decreased) the Company’s effective tax rate. During the fourth quarter of fiscal 2011, the Company determined a portion of the tax reserve related to this entity was no longer required due to the expected continuation of improved earnings in the future and, as a result, the Company’s effective tax rate was positively impacted (decreased) upon the release of the tax reserves. The Company will continue to evaluate the need for a reserve against the tax assets associated with this legal entity and may release additional reserve in the future.
Avnet’s effective tax rate on income before income taxes was 29.9% in fiscal 2010 as compared with an effective tax rate on the loss before taxes of 3.2% in fiscal 2009. The fiscal 2010 effective tax rate was impacted by changes to estimates for existing tax positions, net favorable tax audit settlements, offset by a charge to establish a reserve against certain deferred tax assets. The effective tax rate in fiscal 2009 was negatively impacted by the non-deductibility of substantially all of the impairment charges and changes to existing tax positions, partially offset by a net tax benefit of $21.7 million, or $0.14 per share, related primarily to the release of tax reserves due to the settlement of certain tax audits in Europe. Excluding these items, the effective tax rate for fiscal 2009 would have been 28.6%.
Avnet’s effective tax rate is primarily a function of the tax rates in the numerous jurisdictions in which it does business applied to the mix of pre-tax book income. The effective tax rate may vary year over year as a result of changes in tax requirements in the jurisdictions in which the Company does business and management’s evaluation of its ability to generate sufficient taxable income to offset net operating loss carry-forwards as well as the establishment of reserves for unfavorable outcomes of tax positions taken on certain matters that are common to multinational enterprises and the actual outcome of those matters.

Net Income (Loss)
As a result of the factors described in the preceding sections of this MD&A, the Company’s net income was $669.1 million, or $4.34 per share on a diluted basis, as compared with net income of $410.4 million, or $2.68 per share on a diluted basis, in fiscal 2010 and a net loss of $1.13 billion, or $7.49 per share, in fiscal 2009. Fiscal 2011, 2010 and 2009 results were impacted by certain items as presented in the following tables:

	Year Ended July 2, 2011
	Operating	Pre-tax	Net	Diluted
	Income (Loss)	Income (Loss)	Income (Loss)	EPS
	(Thousands, except per share data)
Restructuring, integration and other charges	$(77,176)	$(77,176)	$(56,169)	$(0.36)
Gain on bargain purchase and other	—	22,715	25,720	0.17
Release of tax valuation allowance, net of tax reserves adjustments	—	—	32,901	0.21

Total	$(77,176)	$(54,461)	$2,452	$0.02

	Year Ended July 3, 2010
	Operating	Pre-tax	Net	Diluted
	Income (Loss)	Income (Loss)	Income (Loss)	EPS *
	(Thousands, except per share data)
Restructuring, integration and other charges	$(25,419)	$(25,419)	$(18,789)	$(0.12)
Gain on sale of assets	—	8,751	5,370	0.03
Net increase in tax reserves	—	—	(842)	(0.01)

Total	$(25,419)	$(16,668)	$(14,261)	$(0.09)

*	EPS does not foot due to rounding.

	Year Ended June 27, 2009
	Operating	Pre-tax	Net
	Income (Loss)	Income (Loss)	Income (Loss)	EPS
	(Thousands, except per share data)
Impairment charges	$(1,411,127)	$(1,411,127)	$(1,376,983)	$(9.13)
Restructuring, integration and other charges	(99,342)	(99,342)	(65,310)	(0.43)
Retrospective application of accounting standard	291	(11,894)	(7,250)	(0.05)
Gain on sale of assets	—	14,318	8,727	0.06
Net reduction in tax reserves	—	—	21,672	0.14

Total	$(1,510,178)	$(1,508,045)	$(1,419,144)	$(9.41)

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

Additionally, in assessing the Company’s goodwill for impairment the Company is required to make significant assumptions about the future cash flows and overall performance of its reporting units. The Company is also required to make judgments regarding the evaluation of changes in events or circumstances that would more likely than not reduce the fair value of any of its reporting units below its carrying value, the results of which would determine whether an interim impairment test must be performed. Should these assumptions or judgments change in the future based upon market conditions or should the structure of the Company’s reporting units change based upon changes in business strategy, the Company may be required to perform an interim impairment test which may result in a goodwill impairment charge.
During fiscal 2011 and 2010, the Company performed its annual goodwill impairment test and determined there was no goodwill impairment and there are no reporting units with material goodwill that are at risk of failing “step 1” of the goodwill impairment test. During fiscal 2009, the Company performed an interim goodwill impairment test and recognized goodwill and intangible asset impairments. See Impairment Charges in this MD&A for further discussion of the Company’s evaluation of goodwill impairment in fiscal 2009.
Contingencies and Litigation
From time to time, the Company may become a party to, or otherwise involved in, pending and threatened litigation, tax, environmental and other matters in the ordinary course of conducting its business. Management does not anticipate that any contingent matters will have a material adverse impact on the Company’s financial condition, liquidity or results of operations.
Revenue Recognition
The Company does not consider revenue recognition to be a critical accounting policy due to the nature of its business because revenues are generally recognized when persuasive evidence of an arrangement exists, delivery has occurred or services have been rendered, the sales price is fixed or determinable and collectability is reasonably assured. Generally, these criteria are met upon the actual shipment of product to the customer. Accordingly, other than for estimates related to possible returns of products from customers, discounts or rebates, the recording of revenue does not require significant judgments or estimates. Provisions for returns are estimated based on historical sales returns, credit memo analysis and other known factors. Provisions are made for discounts and rebates, which are primarily volume-based, and are generally based on historical trends and anticipated customer buying patterns. Finally, revenues from maintenance contracts, which are deferred and recognized in income over the life of the agreement, are not material to the consolidated results of operations of the Company.
Recently Issued Accounting Pronouncements
See Note 1 in the Notes to Consolidated Financial Statements contained in Item 15 of this Report for the discussion of recently issued accounting pronouncements.
Liquidity and Capital Resources
Cash Flows
Cash Flows from Operating Activities
The Company generated $278.1 million of cash from operating activities in fiscal 2011 as compared with cash usage of $30.4 million in fiscal 2010. These results are comprised of: (1) cash flow generated from net income excluding non-cash and other reconciling items, which includes the add-back of depreciation and amortization, deferred income taxes, stock-based compensation and other non-cash items (primarily the provision for doubtful accounts and periodic pension costs) and (2) cash flow used for working capital, excluding cash and cash equivalents. Cash used for working capital in fiscal 2011 consisted of growth in accounts receivable and inventory of $421.5 million and $321.9 million, respectively, partially offset by an increase in payables of $165.2 million. For EM, inventory and receivables grew year over year due to the strong growth in sales. For TS, growth in receivables was partially offset by an increase in accounts payables. Net days outstanding, in particular, receivable days, are above pre-recession levels as there has not been any significant change in terms provided to customers.
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

Cash Flows from Financing Activities
During fiscal 2011, the Company received proceeds of $160.0 million from borrowings under the accounts receivable securitization program and repaid $109.6 million for the 3.75% Notes acquired in the Bell acquisition which were tendered during fiscal 2011. The Company also received proceeds of $8.9 million, net of repayments, related to bank credit facilities and other debt.
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
Other financing activities, net, in fiscal 2011, 2010 and 2009 were primarily a result of cash received for the exercise of stock options and the associated excess tax benefit.
Cash Flows from Investing Activities
During fiscal 2011, the Company used $691.0 million of cash for acquisitions, net of cash acquired, and $148.7 million for capital expenditures primarily related to system development costs and computer hardware and software expenditures. Also during fiscal 2011, the Company received $19.1 million of proceeds associated with a divestiture and $10.6 million of proceeds from the sale of fixed assets.
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
Capital Structure
The Company uses a variety of financing arrangements, both short-term and long-term, to fund its operations in addition to funds generated from cash flow from operations. The Company also uses diversified sources of funding so that it does not become overly dependent on one source and to achieve lower cost of funding through these different alternatives. These financing arrangements include public bonds, short-term and long-term bank loans and an accounts receivable securitization program. For a detailed description of the Company’s external financing arrangements outstanding at July 2, 2011, refer to Note 7 to the consolidated financial statements appearing in Item 15 of this Report.

The following table summarizes the Company’s capital structure as of the end of fiscal 2011 with a comparison with the end of fiscal 2010:

	July 2,	% of Total	July 3,	% of Total
	2011	Capitalization	2010	Capitalization
	(Dollars in thousands)
Short-term debt	$243,079	4.4%	$36,549	0.8%
Long-term debt	1,273,509	22.8	1,243,681	29.0

Total debt	1,516,588	27.2	1,280,230	29.8
Shareholders’ equity	4,056,070	72.8	3,009,117	70.2

Total capitalization	$5,572,658	100.0	$4,289,347	100.0

Financing Transactions
The Company has a five-year $500.0 million unsecured revolving credit facility (the “Credit Agreement”) with a syndicate of banks that expires in September 2012. Under the Credit Agreement, the Company may elect from various interest rate options, currencies and maturities. As of the end of fiscal 2011, there were $122.1 million in borrowings outstanding under the Credit Agreement included in “other long-term debt” in the consolidated financial statements. In addition, there were $16.6 million in letters of credit issued under the Credit Agreement which represent a utilization of the Credit Agreement capacity but are not recorded in the consolidated balance sheet as the letters of credit are not debt. As of the end of fiscal 2010, there were $93.7 million in borrowings outstanding and $8.6 million in letters of credit issued under the Credit Agreement.
The Company has an accounts receivable securitization program (the “Securitization Program”) with a group of financial institutions that allows the Company to sell, on a revolving basis, an undivided interest of up to $600.0 million ($450.0 million prior to the amendment in August 2010) in eligible receivables while retaining a subordinated interest in a portion of the receivables. The Securitization Program does not qualify for sale accounting and has a one year term that expires at the end of August 2011 which is expected to be renewed for another year on comparable terms. There were $160.0 million in borrowings outstanding under the Securitization Program at July 2, 2011 and no borrowings outstanding at July 3, 2010. Interest on borrowings is calculated using a base rate or a commercial paper rate plus a spread of 0.425%. The facility fee is 0.50%.
As a result of acquisitions during fiscal 2011, the Company acquired debt of $420.3 million, of which $211.9 million was repaid (including associated fees) at the acquisition dates. As of July 2, 2011, the outstanding balances associated with the acquired debt and credit facilities consisted of $16.6 million in bank credit facilities and other debt primarily used to support the acquired foreign operations.
Notes outstanding as of the end of fiscal 2011 consisted of:
•	$300.0 million of 5.875% Notes due March 15, 2014
•	$250.0 million of 6.00% Notes due September 1, 2015
•	$300.0 million of 6.625% Notes due September 15, 2016
•	$300.0 million of 5.875% Notes due June 15, 2020
The Company assumed 3.75% Notes due March 5, 2024 in the Bell acquisition which had a fair value of $110.0 million. Prior to the Bell acquisition, the 3.75% Notes were convertible into Bell common stock; however, as a result of the acquisition, the debt was no longer convertible into shares. Under the terms of the 3.75% Notes, the Company could have redeemed some or all of the 3.75% Notes for cash anytime on or after March 5, 2011 and the note holders could have required the Company to purchase for cash some or all of the 3.75% Notes on March 5, 2011 March 5, 2014 or March 5, 2019 at a redemption price equal to 100% of the principal amount plus interest. During the first quarter of fiscal 2011, the Company issued a tender offer for the 3.75% Notes for which approximately $5.2 million was tendered and paid in September 2010. During the third quarter of fiscal 2011, the note holders tendered substantially all of the remaining notes for which $104.4 million was paid in March 2011.
In addition to its primary financing arrangements, the Company has several small lines of credit in various locations to fund the short-term working capital, foreign exchange, overdraft and letter of credit needs of its wholly-owned subsidiaries in Europe, Asia and Canada. Avnet generally guarantees its subsidiaries’ debt under these facilities.

Covenants and Conditions
The Securitization Program discussed previously requires the Company to maintain certain minimum interest coverage and leverage ratios as defined in the securitization agreement in order to continue utilizing the Securitization Program. The Securitization Program also contains certain covenants relating to the quality of the receivables sold. If these conditions are not met, the Company may not be able to borrow any additional funds and the financial institutions may consider this an amortization event, as defined in the agreement, which would permit the financial institutions to liquidate the accounts receivables sold to cover any outstanding borrowings. Circumstances that could affect the Company’s ability to meet the required covenants and conditions of the Securitization Program include the Company’s ongoing profitability and various other economic, market and industry factors. Management does not believe that the covenants under the Securitization Program limit the Company’s ability to pursue its intended business strategy or its future financing needs. The Company was in compliance with all covenants of the Securitization Program at July 2, 2011.
The Credit Agreement discussed in Financing Transactions contains certain covenants with various limitations on debt incurrence, dividends, investments and capital expenditures and also includes financial covenants requiring the Company to maintain minimum interest coverage and leverage ratios, as defined in the Credit Agreement. Management does not believe that the covenants in the Credit Agreement limit the Company’s ability to pursue its intended business strategy or its future financing needs. The Company was in compliance with all covenants of the Credit Agreement as of July 2, 2011.
See Liquidity below for further discussion of the Company’s availability under these various facilities.
Liquidity
The Company had total borrowing capacity of $1.1 billion at July 2, 2011 under the Credit Agreement and the Securitization Program. There were $122.1 million in borrowings outstanding and $16.6 million in letters of credit issued under the Credit Agreement and $160.0 million outstanding under the Securitization Program resulting in $801.3 million of net availability at the end of fiscal 2011. During fiscal 2011, the Company had an average daily balance outstanding under the Credit Agreement of $142.4 million and $405.4 million under the Securitization Program. During fiscal 2010, the Company had an average daily balance outstanding under the Credit Agreement of $92.7 million. The Company had no borrowings outstanding under the Securitization Program during fiscal 2010.
The Company had cash and cash equivalents of $675.3 million as of July 2, 2011, of which $613.2 million was held outside the U.S. As of July 3, 2010, the Company had cash and cash equivalents of $1.09 billion, of which $507.9 million was held outside of the U.S. Liquidity is subject to many factors, such as normal business operations as well as general economic, financial, competitive, legislative, and regulatory factors that are beyond the Company’s control. Cash balances generated and held in foreign locations are used for on-going working capital, capital expenditure needs and to support acquisitions. These balances are currently expected to be permanently reinvested outside the U.S. If these funds were needed for general corporate use in the U.S., the Company would incur significant income taxes to repatriate cash held in foreign locations to the extent they are in excess of outstanding intercompany loans due to Avnet, Inc. from the foreign subsidiaries. In addition, local government regulations may restrict the Company’s ability to move funds among various locations under certain circumstances. Management does not believe such restrictions would limit the Company’s ability to pursue its intended business strategy.
During fiscal 2011, the Company utilized $691.0 million of cash, net of cash acquired, for acquisitions, which included repayments of certain debt assumed in the acquisitions. The Company assumed a total of $420.3 million of debt as a result of the acquisitions and repaid $211.9 million of assumed debt (including associated fees) at the acquisition dates. The Company has been making and expects to continue to make strategic investments through acquisition activity to the extent the investments strengthen Avnet’s competitive position and meet management’s return on capital thresholds.
In addition to continuing to make investments in acquisitions, the Company may repurchase up to an aggregate of $500 million of shares of the Company’s common stock through a share repurchase program approved by the Board of Directors in August 2011. The Company plans to repurchase stock from time to time at the discretion of management, subject to strategic considerations, market conditions and other factors. The Company may terminate or limit the stock repurchase program at any time without prior notice.
During periods of weakening demand in the electronic component and enterprise computer solutions industry, the Company typically generates cash from operating activities. Conversely, the Company is more likely to use operating cash flows for working capital requirements during periods of higher growth. However, during fiscal 2011, revenue was up 38.5% year over year, yet the Company generated $278.1 million in cash from operations as a result of significant growth in operating income which was in excess of cash required for working capital purposes. Management believes that Avnet’s borrowing capacity, its current cash availability and the Company’s expected ability to generate operating cash flows are sufficient to meet its projected financing needs.

The following table highlights the Company’s liquidity and related ratios for the past two fiscal years:
COMPARATIVE ANALYSIS — LIQUIDITY

	Years Ended
	July 2,	July 3,	Percentage
	2011	2010	Change
	(Dollars in millions)
Current Assets	$8,227.2	$6,630.2	24.1%
Quick Assets	5,439.6	4,666.6	16.6
Current Liabilities	4,477.7	3,439.6	30.2
Working Capital (1)	3,749.5	3,190.6	17.5
Total Debt	1,516.6	1,280.2	18.5
Total Capital (total debt plus total shareholders’ equity)	5,572.7	4,289.3	29.9
Quick Ratio	1.2:1	1.4:1
Working Capital Ratio	1.8:1	1.9:1
Debt to Total Capital	27.2%	29.8%

(1)	This calculation of working capital is defined as current assets less current liabilities.
The Company’s quick assets (consisting of cash and cash equivalents and receivables) increased 16.6% from July 3, 2010 to July 2, 2011 primarily due to the increase in receivables resulting from the increased volume of business associated with acquisitions since the prior fiscal year end, significant organic sales growth and the impact of the change in foreign currency exchange spot rates at July 2, 2011 as compared with July 3, 2010. Current assets increased 24.1% due to the increase in receivables and inventory, also a result of the recent acquisitions, the impact of the change in foreign currency exchange spot rates and the double-digit growth in sales. Current liabilities increased 30.2% primarily due to the increase in short-term borrowings used to support the growth in sales. In addition, current liabilities increased due to growth in accounts payable, which was impacted by acquisitions and the exchange rate changes mentioned previously. As a result of the factors noted above, total working capital increased by 17.5% during fiscal 2011. Total debt increased by 18.5%, primarily due to the increase in short-term borrowings, total capital increased 29.9% and the debt to capital ratio decreased as compared with July 3, 2010 to 27.2%.
Long-Term Contractual Obligations
The Company has the following contractual obligations outstanding as of July 2, 2011 (in millions):

		Due in Less	Due in	Due in	Due After
	Total	Than 1 Year	1-3 Years	4-5 Years	5 Years
Long-term debt, including amounts due within one year (1)	$1,519.6	$243.1	$426.2	$250.3	$600.0
Interest expense on long-term notes (2)	$372.5	$70.3	$135.4	$92.8	$74.0
Operating leases	$304.6	$92.4	$120.3	$49.5	$42.4

(1)	Excludes discount on long-term notes.

(2)	Represents interest expense due on long-term notes with fixed interest rates.
At July 2, 2011, the Company had a liability for income tax contingencies of $175.2 million, which is not included in the above table. Cash payments associated with the remaining liability cannot reasonably be estimated as it is difficult to estimate the timing and amount of tax settlements. The Company does not currently have any material commitments for capital expenditures.

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
The following table sets forth the scheduled maturities of the Company’s debt outstanding at July 2, 2011 (dollars in millions):

	Fiscal Year
	2012	2013	2014	2015	2016	Thereafter	Total
Liabilities:
Fixed rate debt (1)	$1.2	$1.2	$301.6	$0.3	$250.0	$600.0	$1,154.3
Floating rate debt	$241.9	$123.4	$—	$—	$—	$—	$365.3

(1)	Excludes discounts on long-term notes.
The following table sets forth the carrying value and fair value of the Company’s debt at July 2, 2011 (dollars in millions):

	Carrying Value at	Fair Value at	Carrying Value at	Fair Value at
	July 2, 2011	July 2, 2011	July 3, 2010	July 3, 2010
Liabilities:
Fixed rate debt (1)	$1,154.3	$1,261.1	$1,154.3	$1,220.7
Average interest rate	6.1%		6.1%
Floating rate debt	$365.3	$365.3	$129.5	$129.5
Average interest rate	2.2%		1.5%

(1)	Excludes discounts on long-term notes.
Many of the Company’s subsidiaries, on occasion, purchase and sell products in currencies other than their functional currencies. This subjects the Company to the risks associated with fluctuations in foreign currency exchange rates. The Company reduces this risk by utilizing natural hedging (offsetting receivables and payables) as well as by creating offsetting positions through the use of derivative financial instruments, primarily forward foreign exchange contracts with maturities of less than sixty days. The Company continues to have exposure to foreign currency risks to the extent they are not hedged. The Company adjusts all foreign denominated balances and any outstanding foreign exchange contracts to fair market value through the consolidated statements of operations. Therefore, the market risk related to foreign exchange contracts is offset by changes in valuation of the underlying items being hedged. The asset or liability representing the fair value of foreign exchange contracts is classified in the captions “other current assets” or “accrued expenses and other,” as applicable, in the accompanying consolidated balance sheets. A hypothetical 10% change in currency exchange rates under the contracts outstanding at July 2, 2011 would result in an increase or decrease of approximately $25.7 million to the fair value of the forward foreign exchange contracts, which would generally be offset by an opposite effect on the related hedged positions.

Item 8.	Financial Statements and Supplementary Data
The financial statements and supplementary data are listed under Item 15 of this Report.

Item 9.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure
None.

Item 9A.	Controls and Procedures
Disclosure Controls and Procedures
The Company’s management, including its Chief Executive Officer and Chief Financial Officer, have evaluated the effectiveness of the Company’s disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934 (the “Exchange Act”)) as of the end of the reporting period covered by this report on Form 10-K. Based on such evaluation, the Chief Executive Officer and Chief Financial Officer have concluded that, as of the end of the period covered by this report on Form 10-K, the Company’s disclosure controls and procedures are effective such that material information required to be disclosed by the Company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified by the Securities and Exchange Commission’s rules and forms and is accumulated and communicated to management, including the Company’s principal executive officer and principal financial officer, as appropriate to allow timely decisions regarding required disclosure.
During the fourth quarter of fiscal 2011, there were no changes to the Company’s internal control over financial reporting (as defined in Rule 13a-15(f) of the Exchange Act) that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.
Management’s Report on Internal Control Over Financial Reporting
The Company’s management, including its Chief Executive Officer and Chief Financial Officer, is responsible for establishing and maintaining adequate internal control over financial reporting as defined in Rules 13a-15(f) and 15(d)-15(f) under the Exchange Act. The Company’s internal control over financial reporting is designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles in the United States of America. Because of inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, controls may become inadequate because of changes in conditions, or the degree of compliance with the policies or procedures may deteriorate. Management conducted an evaluation of the effectiveness of the Company’s internal control over financial reporting as of July 2, 2011. In making this assessment, management used the framework established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and concluded that the Company maintained effective internal control over financial reporting as of July 2, 2011.
The Company’s independent registered public accounting firm, KPMG LLP, has audited the effectiveness of the Company’s internal controls over financial reporting as of July 2, 2011, as stated in its audit report which is included herein.

Item 9B.	Other Information
Not applicable.

PART III

Item 10.	Directors, Executive Officers and Corporate Governance
The information called for by Item 10 is incorporated in this Report by reference to the Company’s definitive proxy statement relating to the Annual Meeting of Stockholders anticipated to be held on November 4, 2011.

Item 11.	Executive Compensation
The information called for by Item 11 is incorporated in this Report by reference to the Company’s definitive proxy statement relating to the Annual Meeting of Stockholders anticipated to be held on November 4, 2011.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters
The information called for by Item 12 is incorporated in this Report by reference to the Company’s definitive proxy statement relating to the Annual Meeting of Stockholders anticipated to be held on November 4, 2011.

Item 13.	Certain Relationships and Related Transactions, and Director Independence
The information called for by Item 13 is incorporated in this Report by reference to the Company’s definitive proxy statement relating to the Annual Meeting of Shareholders anticipated to be held on November 4, 2011.

Item 14.	Principal Accounting Fees and Services
The information called for by Item 14 is incorporated in this Report by reference to the Company’s definitive proxy statement relating to the Annual Meeting of Stockholders anticipated to be held on November 4, 2011.

PART IV

Item 15.	Exhibits and Financial Statement Schedules
a. The following documents are filed as part of this Report:

Page
1. Consolidated Financial Statements:

Report of Independent Registered Public Accounting Firm	38

Avnet, Inc. and Subsidiaries Consolidated Financial Statements:

Consolidated Balance Sheets at July 2, 2011, and July 3, 2010	39

Consolidated Statements of Operations for the years ended July 2, 2011, July 3, 2010 and June 27, 2009	40

Consolidated Statements of Shareholders’ Equity for the years ended July 2, 2011, July 3, 2010 and June 27, 2009	41

Consolidated Statements of Cash Flows for the years ended July 2, 2011, July 3, 2010 and, June 27, 2009	42

Notes to Consolidated Financial Statements	43

2. Financial Statement Schedule:

Schedule II (Valuation and Qualifying Accounts) for the years ended July 2, 2011, July 3, 2010 and June 27, 2009	73

Schedules other than that above have been omitted because they are not applicable or the required information is shown in the financial statements or notes thereto

3. Exhibits — The exhibit index for this Report can be found beginning on page	74

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

AVNET, INC. (Registrant)
By:	/s/ RICHARD HAMADA
Richard Hamada
Chief Executive Officer and Director
Date: August 12, 2011
KNOW ALL MEN BY THESE PRESENTS, that each person whose signature appears below hereby authorizes and appoints each of Richard Hamada and Raymond Sadowski his or her attorneys-in-fact, for him or her in any and all capacities, to sign any amendments to this Report, and to file the same, with exhibits thereto, and other documents in connection therewith, with the Securities and Exchange Commission, hereby ratifying and confirming all that said attorneys-in-fact, or their substitute, may do or cause to be done by virtue hereof.
Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the Registrant and in the capacities indicated on August 12, 2011.

Signature	Title

/s/ RICHARD HAMADA Richard Hamada	Chief Executive Officer and Director (Principal Executive Officer)

/s/ ROY VALLEE Roy Vallee	Chairman of the Board and Director

/s/ ELEANOR BAUM Eleanor Baum	Director

/s/ J. VERONICA BIGGINS J. Veronica Biggins	Director

/s/ EHUD HOUMINER Ehud Houminer	Director

/s/ JAMES A. LAWRENCE James A. Lawrence	Director

/s/ FRANK R. NOONAN Frank R. Noonan	Director

/s/ RAY M. ROBINSON Ray M. Robinson	Director

/s/ WILLIAM H. SCHUMANN, III William H. Schumann, III	Director

/s/ WILLIAM P. SULLIVAN William P. Sullivan	Director

/s/ GARY L. TOOKER Gary L. Tooker	Director

/s/ RAYMOND SADOWSKI Raymond Sadowski	Senior Vice President and Chief Financial Officer (Principal Financial and Accounting Officer)

Report of Independent Registered Public Accounting Firm
The Board of Directors and Shareholders
Avnet, Inc.:
We have audited the accompanying consolidated balance sheets of Avnet, Inc. and subsidiaries (the Company) as of July 2, 2011 and July 3, 2010, and the related consolidated statements of operations, shareholders’ equity, and cash flows for each of the years in the three-year period ended July 2, 2011. In connection with our audits of the consolidated financial statements, we have also audited the financial statement schedule for each of the years in the three-year period ended July 2, 2011, as listed in the accompanying index. We also have audited the Company’s internal control over financial reporting as of July 2, 2011, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). The Company’s management is responsible for these consolidated financial statements, for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on these consolidated financial statements, an opinion on the financial statement schedule and an opinion on the Company’s internal control over financial reporting based on our audits.
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
In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Avnet, Inc. and subsidiaries as of July 2, 2011 and July 3, 2010, and the results of their operations and their cash flows for each of the years in the three-year period ended July 2, 2011, in conformity with U.S. generally accepted accounting principles. Also in our opinion, the related financial statement schedule for each of the years in the three-year period ended July 2, 2011, when considered in relation to the basic consolidated financial statement taken as a whole, presents fairly, in all material respects, the information set forth therein. Furthermore, in our opinion, Avnet, Inc. maintained, in all material respects, effective internal control over financial reporting as of July 2, 2011, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.
As discussed in note 1 to the consolidated financial statements, effective June 28, 2009, the Company adopted FASB ASC 470-20, Debt with Conversion and Other Options (formerly FSP APB 14-1).
/s/ KPMG LLP
Phoenix, Arizona
August 11, 2011

AVNET, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS

	July 2,	July 3,
	2011	2010
	(Thousands, except share amounts)
ASSETS
Current assets:
Cash and cash equivalents	$675,334	$1,092,102
Receivables, less allowances of $107,739 and $81,197, respectively (Note 3)	4,764,293	3,574,541
Inventories	2,596,470	1,812,766
Prepaid and other current assets	191,110	150,759

Total current assets	8,227,207	6,630,168
Property, plant and equipment, net (Note 5)	419,173	302,583
Goodwill (Notes 2 and 6)	885,072	566,309
Other assets	374,117	283,322

Total assets	$9,905,569	$7,782,382

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Borrowings due within one year (Note 7)	$243,079	$36,549
Accounts payable	3,561,633	2,862,290
Accrued expenses and other (Note 8)	673,016	540,776

Total current liabilities	4,477,728	3,439,615
Long-term debt (Note 7)	1,273,509	1,243,681
Other long-term liabilities (Notes 9 and 10)	98,262	89,969

Total liabilities	5,849,499	4,773,265

Commitments and contingencies (Notes 11 and 13)
Shareholders’ equity (Notes 4, 12 and 14):
Common stock $1.00 par; authorized 300,000,000 shares; issued 152,835,000 shares and 151,874 ,000 shares, respectively	152,835	151,874
Additional paid-in capital	1,233,209	1,206,132
Retained earnings	2,293,510	1,624,441
Accumulated other comprehensive income (Note 4)	377,211	27,362
Treasury stock at cost, 37,802 shares and 37,769 shares, respectively	(695)	(692)

Total shareholders’ equity	4,056,070	3,009,117

Total liabilities and shareholders’ equity	$9,905,569	$7,782,382

See notes to consolidated financial statements

AVNET, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS

	Years Ended
	July 2,	July 3,	June 27,
	2011	2010	2009
	(Thousands, except share amounts)
Sales	$26,534,413	$19,160,172	$16,229,896
Cost of sales	23,426,608	16,879,955	14,206,903

Gross profit	3,107,805	2,280,217	2,022,993
Selling, general and administrative expenses	2,100,650	1,619,198	1,531,522
Impairment charges (Note 6)	—	—	1,411,127
Restructuring, integration and other charges (Note 17)	77,176	25,419	99,342

Operating income (loss)	929,979	635,600	(1,018,998)
Other income (expense), net	10,724	2,480	(11,622)
Interest expense	(92,452)	(61,748)	(78,666)
Gain on bargain purchase and other (Note 2)	22,715	—	—
Gain on sale of assets (Note 2)	—	8,751	14,318

Income (loss) before income taxes	870,966	585,083	(1,094,968)
Income tax provision (Note 9)	201,897	174,713	34,744

Net income (loss)	$669,069	$410,370	$(1,129,712)

Net earnings (loss) per share (Note 14):
Basic	$4.39	$2.71	$(7.49	)(1)

Diluted	$4.34	$2.68	$(7.49	)(1)

Shares used to compute earnings (loss) per share (Note 14):
Basic	152,481	151,629	150,898

Diluted	154,337	153,093	150,898

(1)	As adjusted for the retrospective application of an accounting standard. See Note 1 to the consolidated financial statements.
See notes to consolidated financial statements

AVNET, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY
Years Ended July 2, 2011, July 3, 2010 and June 27, 2009

				Accumulated
		Additional		Other		Total
	Common	Paid-In	Retained	Comprehensive	Treasury	Shareholders’
	Stock	Capital	Earnings	Income	Stock	Equity
	(Thousands)
Balance, June 28, 2008 (as adjusted —see Note 1)	150,417	$1,166,042	$2,343,783	$482,178	$(479)	$4,141,941
Net loss	—	—	(1,129,712)	—	—	(1,129,712)
Translation adjustments (Note 4)	—	—	—	(237,903)	—	(237,903)
Pension liability adjustment, net of tax of $16,767 (Notes 4, 10 and 15)	—	—	—	(26,181)	—	(26,181)

Comprehensive loss (Note 4)						(1,393,796)

Stock option and incentive programs, including related tax benefits of $653	682	12,482	—	—	(452)	12,712

Balance, June 27, 2009	151,099	1,178,524	1,214,071	218,094	(931)	2,760,857
Net income	—	—	410,370	—	—	410,370
Translation adjustments (Note 4)	—	—	—	(159,517)	—	(159,517)
Pension liability adjustment, net of tax of $19,287 (Notes 4, 10 and 15)	—	—	—	(31,215)	—	(31,215)

Comprehensive income (Note 4)						219,638

Stock option and incentive programs, including related tax benefits of $2,100	775	27,608	—	—	239	28,622

Balance, July 3, 2010	151,874	1,206,132	1,624,441	27,362	(692)	3,009,117
Net income	—	—	669,069	—	—	669,069
Translation adjustments (Note 4)	—	—	—	329,884	—	329,884
Pension liability adjustment, net of tax of $12,022 (Notes 4, 10 and 15)	—	—	—	19,965	—	19,965

Comprehensive income (Note 4)						1,018,918

Stock option and incentive programs, including related tax benefits of $4,689	961	27,077	—	—	(3)	28,035

Balance, July 2, 2011	152,835	$1,233,209	$2,293,510	$377,211	$(695)	$4,056,070

See notes to consolidated financial statements

AVNET, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS

	Years Ended
	July 2,	July 3,	June 27,
	2011	2010	2009
	(Thousands)
Cash flows from operating activities:
Net income (loss)	$669,069	$410,370	$(1,129,712)
Non-cash and other reconciling items:
Depreciation and amortization	81,389	60,643	65,781
Deferred income taxes (Note 9)	15,966	46,424	(92,787)
Stock-based compensation (Note 12)	28,931	28,363	18,269
Gain on sale of assets (Note 2)	—	(8,751)	(14,318)
Gain on bargain purchase and other (Note 2)	(22,715)	—	—
Impairment charges (Note 6)	—	—	1,411,127
Other, net (Note 15)	56,846	15,385	38,414
Changes in (net of effects from businesses acquired):
Receivables	(421,457)	(1,070,302)	709,908
Inventories	(321,939)	(459,917)	483,453
Accounts payable	165,185	963,332	(375,509)
Accrued expenses and other, net	26,804	(15,962)	3,409

Net cash flows provided by (used for) operating activities	278,079	(30,415)	1,118,035

Cash flows from financing activities:
Borrowings under accounts receivable securitization program, net (Note 7)	160,000	—	—
Issuance of notes in a public offering, net of issuance costs (Note 7)	—	296,469	—
Repayment of notes (Note 7)	(109,600)	—	(300,000)
Proceeds from (repayments of) bank debt, net (Note 7)	1,644	(1,732)	(90,444)
Proceeds from (repayments of) other debt, net (Note 7)	7,238	(2,803)	(16,361)
Other, net (Note 12)	3,930	4,838	1,564

Net cash flows provided by (used for) financing activities	63,212	296,772	(405,241)

Cash flows from investing activities:
Purchases of property, plant and equipment	(148,707)	(66,888)	(110,219)
Cash proceeds from sales of property, plant and equipment	10,621	12,015	13,157
Acquisitions of operations and investments, net of cash acquired (Note 2)	(690,997)	(69,333)	(314,941)
Cash proceeds from divestiture activities (Note 2)	19,108	11,785	14,318

Net cash flows used for investing activities	(809,975)	(112,421)	(397,685)

Effect of exchange rate changes on cash and cash equivalents	51,916	(5,755)	(11,637)

Cash and cash equivalents:
— (decrease) increase	(416,768)	148,181	303,472
— at beginning of year	1,092,102	943,921	640,449

— at end of year	$675,334	$1,092,102	$943,921

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
Investments — Investments in joint ventures and entities in which the Company has an ownership interest greater than 50% and exercises control over the venture are consolidated in the accompanying consolidated financial statements. Non-controlling interests in the years presented are not material and, as a result, are included in the caption “accrued expenses and other” in the accompanying consolidated balance sheets. Investments in joint ventures and entities in which the Company exercises significant influence but not control are accounted for using the equity method. The Company invests from time to time in ventures in which the Company’s ownership interest is less than 20% and over which the Company does not exercise significant influence. Such investments are accounted for using the cost method. The fair values for investments not traded on a quoted exchange are estimated based upon the historical performance of the ventures, the ventures’ forecasted financial performance and management’s evaluation of the ventures’ viability and business models. To the extent the book value of an investment exceeds its assessed fair value, the Company will record an appropriate impairment charge. Thus, the carrying value of the Company’s investments approximates fair value.
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
Goodwill — Goodwill represents the excess of the purchase price over the fair value of net assets acquired. Annual tests for goodwill impairment are performed by applying a fair-value based test to Avnet’s six reporting units, defined as each of the three regional businesses, which are the Americas, EMEA (Europe, Middle East and Africa), and Asia, within each of the Company’s operating groups. The Company conducts its periodic test for goodwill impairment annually, on the first day of the fiscal fourth quarter. A two-step process is used to evaluate goodwill for impairment. The first step is to determine if there is an indication of impairment by comparing the estimated fair value of each reporting unit to its carrying value including existing goodwill. Goodwill is considered impaired if the carrying value of a reporting unit exceeds the estimated fair value. The second step, which is performed only if there is an indication of impairment, determines the amount of the impairment by comparing the implied fair value of the reporting unit’s goodwill with its carrying value. To estimate fair value of each reporting unit, the Company uses a combination of present value and market valuation techniques which utilizes Level 3 criteria under fair value measurement standards. The estimated fair values could change in the future due to changes in market and business conditions that could affect the assumptions and estimates used in these valuation techniques.
Foreign currency translation — The assets and liabilities of foreign operations are translated into U.S. Dollars at the exchange rates in effect at the balance sheet date, with the related translation adjustments reported as a separate component of shareholders’ equity and comprehensive income. Results of operations are translated using the average exchange rates prevailing throughout the period. Transactions denominated in currencies other than the functional currency of the Avnet business unit that is party to the transaction (primarily trade receivables and payables) are translated at exchange rates in effect at the balance sheet date or upon settlement of the transaction. Gains and losses from such translation are recorded in the consolidated statements of operations as a component of “other income (expense), net.” In fiscal 2011, 2010 and 2009, gains or losses on foreign currency translation were not material.

AVNET, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
Income taxes — The Company follows the asset and liability method of accounting for income taxes. Deferred income tax assets and liabilities are recognized for the estimated future tax impact of differences between the financial statement carrying amounts of assets and liabilities and their respective tax bases. Deferred income tax assets and liabilities are measured using enacted tax rates in effect for the year in which those temporary differences are expected to be recovered or settled. The effect on deferred income tax assets and liabilities of a change in tax rates is recognized in earnings in the period in which the new rate is enacted. Based upon historical and projected levels of taxable income and analysis of other key factors, the Company may record a valuation allowance against its deferred tax assets, as deemed necessary, to state such assets at their estimated net realizable value.
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
No provision for U.S. income taxes has been made for approximately $2.0 billion of cumulative unremitted earnings of foreign subsidiaries at July 2, 2011 because those earnings are expected to be permanently reinvested outside the U.S. A hypothetical calculation of the deferred tax liability, assuming those earnings were remitted, is not practicable.
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
Fair value of financial instruments — The Company measures financial assets and liabilities at fair value based upon exit price, representing the amount that would be received on the sale of an asset or paid to transfer a liability, in an orderly transaction between market participants. Accounting standards require inputs used in valuation techniques for measuring fair value on a recurring or non-recurring basis be assigned to a hierarchical level as follows: Level 1 are observable inputs that reflect quoted prices for identical assets or liabilities in active markets. Level 2 are observable market-based inputs or unobservable inputs that are corroborated by market data and Level 3 are unobservable inputs that are not corroborated by market data. The carrying amounts of the Company’s financial instruments, including cash and cash equivalents, receivables and accounts payable approximate their fair values at July 2, 2011 due to the short-term nature of these instruments. At July 2, 2011 and July 3, 2010, the Company had $164,157,000 and $643,281,000, respectively, of cash equivalents which were recorded based upon Level 1 criteria. See Note 7 for further discussion of the fair value of the Company’s fixed rate long-term debt instruments and see Investments in this Note 1 for further discussion of the fair value of the Company’s investments in unconsolidated entities.
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

AVNET, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
Fiscal year — The Company operates on a “52/53 week” fiscal year, which ends on the Saturday closest to June 30th. Fiscal 2011 and 2009 contained 52 weeks while fiscal 2010 contained 53 weeks. Unless otherwise noted, all references to “fiscal 2011” or any other “year” shall mean the Company’s fiscal year.
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
Adoption of accounting standard — The Financial Accounting Standards Board (“FASB”) issued authoritative guidance which requires the issuer of certain convertible debt instruments that may be settled in cash (or other assets) on conversion to separately account for the debt and equity (conversion option) components of the instrument. The standard requires the convertible debt to be recognized at the present value of its cash flows discounted using the non-convertible debt borrowing rate at the date of issuance. The resulting debt discount from this present value calculation is to be recognized as the value of the equity component and recorded to “additional paid in capital.” The discounted convertible debt is then required to be accreted up to its face value and recorded as non-cash interest expense over the expected life of the convertible debt. In addition, deferred financing costs associated with the convertible debt are required to be allocated between the debt and equity components based upon relative values. During the first quarter of fiscal 2010, the Company adopted this standard, however, there was no impact to the fiscal 2010 consolidated financial statements because the Company’s 2% Convertible Senior Debentures (the “Debentures”), to which this standard applied, were extinguished in March 2009. Due to the required retrospective application of this standard to prior periods, the Company adjusted the prior period comparative consolidated financial statements, which are summarized in the following tables.
As a result of the adoption of this accounting standard, the Company recognized the cumulative effect of the change on certain components of equity as of the beginning of the earliest fiscal year presented in the consolidated statements of shareholders’ equity as presented in the following table:

	June 28, 2008
	As Reported	Adjustments	As Adjusted
	(Thousands)
Additional paid in capital (1)	$1,122,852	$43,190	$1,166,042
Retained earnings (2)	$2,379,723	$(35,940)	$2,343,783

(1)	Adjustment represents the value of the equity component of the Debentures, net of deferred taxes.

(2)
Adjustment represents the accretion of the debt discount, net of tax, over the expected life of the Debentures, which was five years from the date of issuance, or March 2009, because this was the earliest date the holders had a right to exercise their put option.

Fiscal Year Ended
Adjustments-increase (decrease)	June 27, 2009
(Thousands, except
per share data)
Selling, general and adminstrative expenses (3)	$(291)
Interest expense (4)	12,185
Income tax provision	(4,644)
Net income	(7,250)
Basic EPS	$(0.05)
Diluted EPS	$(0.05)

(3)	Adjustment represents a reduction to deferred financing cost amortization expense as a result of allocating a portion of such costs to the equity component of the Debentures.

(4)	Adjustment represents incremental non-cash interest expense as a result of accreting the Debenture debt discount.

AVNET, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
Recently issued accounting pronouncements — In June 2011, the FASB amended its guidance on the presentation of comprehensive income in financial statements. The amended guidance eliminates the option to present components of other comprehensive income (“OCI”) as part of the statement of changes in equity. Instead, entities can elect to present items of net income and OCI in one continuous statement (a “statement of comprehensive income”), or can elect to present these items in two separate but consecutive statements. The guidance, which is effective beginning the Company’s fiscal year 2013, will not have an impact on the Company’s consolidated financial statements as the guidance only relates to changes in financial statement presentation.
In April 2011, the FASB issued new guidance to achieve common fair value measurement and disclosure requirements between U.S. generally accepted accounting principles (“U.S. GAAP”) and International Financial Reporting Standards (“IFRS”). This new guidance, which is effective beginning the Company’s fiscal year 2012, amends current U.S. GAAP fair value measurement and disclosure requirements to include increased transparency around valuation inputs and investment categorization. The adoption of this new guidance is not expected to have a material impact on the Company’s consolidated financial statements.
2. Acquisitions and divestitures
Acquisitions
During fiscal 2011, 2010 and 2009, the Company acquired sixteen businesses which are presented in the following table.

		Approximate
		Annualized	Acquisition
Acquired Business	Group & Region	Revenues (1)	Date
		(Millions)
Fiscal 2011
itX Group Ltd.	TS Asia/Pac	$160	January 2011
Center Cell	EM Americas	5	November 2010
Eurotone	EM Asia/Pac	30	October 2010
Broadband	EM Americas	8	October 2010
Unidux	EM Asia/Pac	370	July 2010
Tallard Technologies	TS Americas	250	July 2010
Bell Microproducts Inc.	EM & TS Americas	3,021	July 2010
	TS EMEA

Fiscal 2010
Servodata HP Division	TS EMEA	$20	April 2010
PT Datamation	TS Asia/Pac	90	April 2010
Sunshine Joint Stock Company	TS Asia/Pac	30	November 2009
Vanda Group	TS Asia/Pac	30	October 2009

Fiscal 2009
Abacus Group plc	EM EMEA	$400	January 2009
Nippon Denso Industry Co., Ltd.	EM Asia/Pac	140	December 2008
Ontrack Solutions Pvt. Ltd.	TS Asia/Pac	13	July 2008
Horizon Technology Group plc	TS EMEA	400	June 2008
Source Electronics Corporation	EM Americas	82	June 2008

(1)
Represents the approximate annual revenue from the acquired businesses’ most recent fiscal year end prior to acquisition by Avnet and based upon average foreign currency exchange rates for those periods.

AVNET, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
The Bell and Unidux acquisitions and purchase price are described further below. The remaining acquisitions completed during fiscal 2011 were acquired for an aggregate purchase price of $124,678,000, net of cash acquired.
Also during fiscal 2011, the Company recognized restructuring and integration charges, and transaction and other costs associated with the acquisitions, all of which were recognized in the consolidated statement of operations and are described further in Note 17.
Unidux, a Japanese publicly traded company, was acquired through a tender offer in which the Company obtained over 95% controlling interest. The non-controlling interest was recorded at fair value but was not material. The acquisition of the non-controlling interest in Unidux was completed during the second quarter of fiscal 2011. As mentioned, Unidux was a publicly traded company which shares were trading below its book value for a period of time. In a tender offer, Avnet offered a purchase price per share for Unidux that was above the prevailing trading price thereby representing a premium to the then recent trading levels. Even though the purchase price was below book value, 95% of the Unidux shareholders tendered their shares. As a result, the Company acquired Unidux net assets excluding cash of $163,770,000 for a purchase price of $132,780,000, net of cash acquired, and recognized a gain on bargain purchase of $30,990,000 pre- and after tax and $0.20 per share on a diluted basis. Prior to recognizing the gain, the Company reassessed the assets acquired and liabilities assumed in the acquisition.
Bell
On July 6, 2010, subsequent to fiscal year 2010, the Company completed its acquisition of Bell, a value-added distributor of storage and server products and solutions and computer components products, providing integration and support services to OEMs, VARs, system builders and end users in the U.S., Canada, EMEA and Latin America. Bell operated both a distribution and single tier reseller business and generated sales of approximately $3.0 billion in calendar 2009, of which 42%, 41% and 17% was generated in North America, EMEA and Latin America, respectively. The consideration for the transaction totaled $255,691,000 which consisted of $7.00 in cash for each share of Bell common stock outstanding, cash payment for Bell equity awards, and cash payments required under existing Bell change of control agreements, plus the assumption of $323,321,000 of Bell net debt. Of the debt acquired, Avnet repaid approximately $209,651,000 of debt (including associated fees) immediately after closing. As of the end of fiscal 2011, the Company had completed the integration of Bell into both the EM and TS operating groups and has achieved its anticipated cost saving synergies, for which the full impact of the cost savings benefit is expected to be reflected in the first quarter of fiscal 2012.
Preliminary allocation of purchase price
The Bell acquisition was accounted for as a purchase business combination. Assets acquired and liabilities assumed are recorded in the accompanying consolidated balance sheet at their estimated fair values, using management’s estimates and assumptions, as of July 6, 2010 (see following table).
As a result of the evaluation of the fair value of the acquired assets and assumed liabilities, the Company recognized $60,000,000 for an identifiable amortizable intangible asset (see Note 6).
During the second quarter of fiscal 2011, the Company recognized a contingent liability of $18,000,000 for potential unpaid import duties associated with the former Bell Latin America business. Prior to the acquisition of Bell by Avnet, U.S. Customs and Border Protection (“CBP”) initiated a review of the importing process at one of Bell’s subsidiaries and identified compliance deficiencies. Subsequent to the acquisition of Bell by Avnet, CBP began a compliance audit to identify any duty owed as a result of the prior non-compliance. As of July 2, 2011, the Company continued to evaluate the potential exposure based upon further activities associated with the audit and the Company’s ability to obtain appropriate documentation for certain transactions under audit. The Company has evaluated projected duties, interest and penalties that potentially may be imposed as a result of the audit and, as further information has become available during the fourth quarter of fiscal 2011, the Company reduced the contingent liability from $18,000,000 to $10,000,000, which was recorded to goodwill. Depending on the ultimate resolution of the matter with CBP, the Company estimates the range of the potential exposure associated with this liability may be up to $73 million; however, the Company believes the contingent liability recorded is a reasonable estimate of the liability based upon facts available at this time.

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

July 6, 2010
(Thousands)
Current assets	$705,986
Property, plant and equipment	13,022
Goodwill	224,265
Identifiable intangible asset	60,000
Other assets	37,964

Total assets acquired	1,041,237

Current liabilities, excluding current portion of long-term debt	396,875
Long-term liabilities	30,218
Total debt	358,453

Total liabilities assumed	785,546

Net assets acquired	$255,691

The amount of goodwill associated with the Bell acquisition that is expected to be deductible for tax purposes is not significant.
Significant synergies related to the integration of the acquired Bell business have resulted in operating cost reductions; such expense synergy savings were a primary driver of the excess of purchase price paid over the value of assets and liabilities acquired.
Pro forma results
Unaudited pro forma financial information is presented below as if the acquisition of Bell occurred at the beginning of fiscal 2010. The pro forma information presented below does not purport to present what actual results would have been had the acquisition in fact occurred at the beginning of fiscal 2010, nor does the information project results for any future period. In addition, the pro forma results exclude the impact of any synergies realized as a result of integration activity.

Pro Forma Results
Twelve Months Ended
July 3, 2010
(Thousands, except per
share data)
Pro forma sales	$22,291,579
Pro forma operating income	660,769
Pro forma net income	404,249

Pro forma diluted earnings per share	$2.64
In order to create the pro forma results in the table above, the combined results for Avnet and Bell for the twelve months ended fiscal 2010 were adjusted for the following:
•	$8,571,000 pre-tax, $6,074,000 after tax, or $0.04 per diluted share for fiscal 2010 of intangible asset amortization associated with the Bell acquisition; and
•	$5,181,000 pre-tax, $3,168,000 after tax, or $0.02 per diluted share for fiscal 2010 for Bell transaction costs that were expensed upon closing.
Pro forma financial information is not presented for fiscal 2011 because the Bell acquisition occurred on July 6, 2010, which is three days after the beginning of the Company’s fiscal year 2011. The accompanying consolidated statement of operations for the first quarter of fiscal 2011 included sales of $781,135,000 related to the acquired Bell business. As of the end of the second quarter of fiscal 2011, the Company was in the process of integrating the Bell business into the Avnet existing business, which included IT systems integration, and administrative, sales and logistics operations integrations. As a result, after the first quarter of fiscal 2011, the Company was no longer able to identify the acquired Bell business separately from the on-going Avnet business.

AVNET, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
Prior year acquisition-related exit activity accounted for in purchase accounting
Prior to fiscal 2010, certain restructuring charges were recognized as part of purchase accounting under previous accounting standards. During fiscal 2007 and 2006, the Company recorded certain exit-related liabilities through purchase accounting which consisted of severance for workforce reductions, non-cancelable lease commitments and lease termination charges for leased facilities, and other contract termination costs associated with the exit activities. During fiscal 2011, the Company paid $462,000 in cash associated with these reserves. In addition, the Company released $2,258,000 of lease reserves that were determined to be no longer required and recorded the credit to “restructuring, integration and other charges” rather than as a credit to goodwill because the goodwill was impaired in fiscal 2009 (see Note 6). As of July 2, 2011, the total remaining reserve was $2,827,000 which related primarily to facility exit costs and other contractual lease obligations which management expects to be substantially utilized by the end of fiscal 2013.
Investments and divestitures
The Company completed its divestiture of New ProSys Corp. (“ProSys”), a value-added reseller and provider of IT infrastructure solutions. Avnet acquired ProSys as part of the Bell acquisition on July 6, 2010, and announced its intention to sell this business at that time. Total consideration included a cash payment at closing, a short-term receivable and a three-year earn-out based upon ProSys’ anticipated results. As a result of the divestiture, the Company received cash proceeds of $19,108,000 and wrote off goodwill associated with the ProSys business (see Note 6). No gain or loss was recorded as a result of the divestiture. Also during fiscal 2011, the Company recognized a loss of $6,308,000 pre-tax, $3,857,000 after tax and $0.02 per share on a diluted basis included in “Gain on bargain purchase and other” related to the write down of prior investments in smaller technology start-up companies (see Notes 5 and 6 for other amounts included in “Gain on bargain purchase and other”).
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
3. Accounts receivable securitization
In August 2010, the Company amended its accounts receivable securitization program (the “Program”) with a group of financial institutions to allow the Company to sell, on a revolving basis, an undivided interest of up to $600,000,000 ($450,000,000 prior to the amendment) in eligible U.S. receivables while retaining a subordinated interest in a portion of the receivables. The eligible receivables are sold through a wholly-owned bankruptcy-remote special purpose entity that is consolidated for financial reporting purposes. Such eligible receivables are not directly available to satisfy claims of the Company’s creditors. Financing under the Program does not qualify as off-balance sheet financing, as a result, the receivables and related debt obligation remain on the Company’s consolidated balance sheet as amounts are drawn on the Program. The Program has a one year term that expires at the end of August 2011 which is expected to be renewed for another year on comparable terms. There were $160,000,000 in borrowings outstanding under the Program at July 2, 2011 and no amounts outstanding as of July 3, 2010. Interest on borrowings is calculated using a base rate or a commercial paper rate plus a spread of 0.425%. The facility fee is 0.50%. Expenses associated with the Program, which were not material in the past three fiscal years, consisted of program, facility and professional fees recorded in selling, general and administrative expenses in the accompanying consolidated statements of operations.

AVNET, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
4. Comprehensive income (loss)
The following table illustrates the accumulated balances of comprehensive income items at July 2, 2011, July 3, 2010 and June 27, 2009:

	July 2,	July 3,	June 27,
	2011	2010	2009
	(Thousands)
Accumulated translation adjustments, net	$461,213	$131,329	$290,846
Accumulated pension liability adjustments, net of income taxes	(84,002)	(103,967)	(72,752)

Total	$377,211	$27,362	$218,094

5. Property, plant and equipment, net
Property, plant and equipment are recorded at cost and consist of the following:

	July 2,	July 3,
	2011	2010
	(Thousands)
Land	$22,467	$20,697
Buildings	112,072	102,875
Machinery, fixtures and equipment	805,093	663,915
Leasehold improvements	92,728	56,686

	1,032,360	844,173
Less — accumulated depreciation and amortization	(613,187)	(541,590)

	$419,173	$302,583

Depreciation and amortization expense related to property, plant and equipment was $57,516,000, $49,692,000 and $50,653,000 in fiscal 2011, 2010 and 2009, respectively. In addition, the Company recognized other charges of $1,968,000 pre-tax, $1,413,000 after tax and $0.01 per share on a diluted basis primarily related to an impairment of buildings in EMEA (see Notes 2 and 6 for other amounts included in “Gain on bargain purchase and other”).
6. Goodwill and intangible assets
The following table presents the carrying amount of goodwill, by reportable segment, for the periods presented:

	Electronics	Technology
	Marketing	Solutions	Total
	(Thousands)
Carrying value at July 3, 2010	$242,626	$323,683	$566,309
Additions	100,356	244,173	344,529
Adjustments	—	(53,565)	(53,565)
Foreign currency translation	9,888	17,911	27,799

Carrying value at July 2, 2011	$352,870	$532,202	$885,072

The goodwill additions are a result of the Bell acquisition as well as other businesses that were acquired during fiscal 2011 (see Note 2). The Unidux acquisition resulted in $30,990,000 of negative goodwill which was included in “Gain on bargain purchase and other” on the consolidated statement of operations (see Notes 2 and 5 for other amounts included in “Gain on bargain purchase and other”). The adjustments to goodwill resulted from the write off of goodwill as a result of the sale of ProSys (see Note 2) and the recognition of intangible assets associated with an acquisition completed during fiscal 2011 (see Intangible assets in this Note 6).

AVNET, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
The following table presents the gross amount of goodwill and accumulated impairment since fiscal 2009 as of July 3, 2010 and July 2, 2011. All of the accumulated impairment was recognized in fiscal 2009.

	Electronics	Technology
	Marketing	Solutions	Total
	(Thousands)
Gross goodwill at July 3, 2010	$1,287,736	$658,307	$1,946,043
Accumulated impairment	(1,045,110)	(334,624)	(1,379,734)

Carrying value at July 3, 2010	$242,626	$323,683	$566,309

Gross goodwill at July 2, 2011	$1,397,980	$866,826	$2,264,806
Accumulated impairment	(1,045,110)	(334,624)	(1,379,734)

Carrying value at July 2, 2011	$352,870	$532,202	$885,072

The Company performs its annual goodwill impairment test on the first day of its fiscal fourth quarter. In addition, if and when events or circumstances change that would more likely than not reduce the fair value of any of its reporting units below its carrying value, an interim test would be performed. Based upon the Company’s annual impairment tests performed for fiscal 2011 and 2010, there was no impairment of goodwill in the respective fiscal years. During fiscal 2009, the Company recognized goodwill and intangible asset impairment charges of $1,411,127,000 pre-tax, $1,376,983,000 after tax and $9.13 per share resulting from an interim impairment test performed at the end of the second quarter and from the annual impairment test performed during the fourth quarter of fiscal 2009. The non-cash charge had no impact on the Company’s compliance with debt covenants, its cash flows or available liquidity, but did have a material impact on its consolidated financial statements.
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
To estimate the fair value of its reporting units for step one, the Company utilized a combination of income and market approaches. The income approach, specifically a discounted cash flow methodology, included assumptions for, among others, forecasted revenues, gross profit margins, operating profit margins, working capital cash flow, perpetual growth rates and long term discount rates, all of which require significant judgments by management. These assumptions took into account the recessionary environment at the time the test was being performed and its impact on the Company’s business. In addition, the Company utilized a discount rate appropriate to compensate for the additional risk in the equity markets regarding the Company’s future cash flows in order to arrive at a control premium considered supportable based upon historical comparable transactions.

AVNET, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
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
During the fourth quarter of fiscal 2009, the Company performed its annual goodwill impairment test which indicated that three of its six reporting units, including EM Asia and TS EMEA, continued to have fair values below their carrying values. As a result, the Company was required to recognize the impairment of additional goodwill which arose subsequent to the second quarter of fiscal 2009 in the EM Asia and TS EMEA reporting units. Of the non-cash goodwill impairment charges of $62,282,000 pre- and after tax and $0.41 per share recognized in the fourth quarter, $41,433,000 related to the business acquired in Japan in the third quarter of fiscal 2009, which was assigned to the EM Asia reporting unit. Accounting standards require goodwill from an acquisition to be assigned to a reporting unit and also requires goodwill to be tested on a reporting unit level, not by individual acquisition. As noted above, the annual impairment analysis indicated that the fair value of the EM Asia reporting unit continued to be below its carrying value. As a result, the goodwill from the acquisition was required to be impaired. The remaining $20,849,000 of the impairment charges related to additional goodwill in the TS EMEA reporting unit primarily as a result of final acquisition adjustments during the purchase price allocation period related to an acquisition for which the goodwill had been fully impaired in the second quarter of fiscal 2009.
Intangible assets
As of July 2, 2011, “Other assets” included customer relationship intangible assets with a carrying value of $124,662,000; consisting of $170,417,000 in original cost value and $45,755,000 of accumulated amortization and foreign currency translation. These assets are being amortized over a weighted average life of eight years. During fiscal 2011, the Company recognized $89,372,000 in intangible assets associated with acquisitions completed during fiscal 2011. Intangible asset amortization expense was $21,240,000, $8,629,000 and $12,272,000 in fiscal 2011, 2010 and 2009, respectively. Amortization expense for the next five years is expected to be approximately $21,000,000 each year for fiscal 2012 through 2015 and $16,000,000 for 2016.
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
7. External financing
Short-term debt consists of the following:

	July 2,	July 3,
	2011	2010
	(Thousands)
Bank credit facilities	$81,951	$35,617
Borrowings under the accounts receivable securitization program	160,000	—
Other debt due within one year	1,128	932

Short-term debt	$243,079	$36,549

Bank credit facilities consist of various committed and uncommitted lines of credit with financial institutions utilized primarily to support the working capital requirements of foreign operations. The weighted average interest rate on the bank credit facilities was 7.8% and 4.0% at the end of fiscal 2011 and 2010, respectively. In connection with acquisitions completed in fiscal 2011 (see Note 2), the Company assumed debt of $420,259,000, of which $211,933,000 was repaid (including associated fees) at the acquisition dates. As of the end of the fiscal 2011, the outstanding balances associated with the assumed debt and credit facilities consisted of $16,627,000 in bank credit facilities and other debt primarly used to support the acquired foreign operations. The total debt assumed during fiscal 2011 included the 3.75% Notes due March 2024 acquired from Bell which had a fair value of $110,000,000 and that has substantially been repaid as is discussed further below.

AVNET, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
In August 2010, the Company amended its accounts receivable securitization program (the “Program”) with a group of financial institutions to allow the Company to sell, on a revolving basis, an undivided interest of up to $600,000,000 ($450,000,000 prior to the amendment) in eligible receivables while retaining a subordinated interest in a portion of the receivables. The Program does not qualify for sale treatment and, as a result, any borrowings under the Program are recorded as debt on the consolidated balance sheet. The Program contains certain covenants, all of which the Company was in compliance with as of July 2, 2011. The Program has a one year term that expires in August 2011 which is expected to be renewed for another year on comparable terms. There were $160,000,000 in borrowings outstanding under the Program at July 2, 2011 and no amounts outstanding at July 3, 2010. Interest on borrowings is calculated using a base rate or a commercial paper rate plus a spread of 0.425%. The facility fee is 0.50%.
Long-term debt consists of the following:

	July 2,	July 3,
	2011	2010
	(Thousands)
5.875% Notes due March 15, 2014	$300,000	$300,000
6.00% Notes due September 1, 2015	250,000	250,000
6.625% Notes due September 15, 2016	300,000	300,000
5.875% Notes due June 15, 2020	300,000	300,000
Other long-term debt	126,512	97,217

Subtotal	1,276,512	1,247,217
Discount on notes	(3,003)	(3,536)

Long-term debt	$1,273,509	$1,243,681

In June 2010, the Company issued $300,000,000 of 5.875% Notes due June 15, 2020. The Company received proceeds of $296,469,000 from the offering, net of discount and underwriting fees. The 5.875% Notes due 2020 rank equally in right of payment with all existing and future senior unsecured debt and interest is payable in cash semi-annually in arrears on June 15 and December 15.
The Company has a five-year $500,000,000 unsecured revolving credit facility (the “Credit Agreement”) with a syndicate of banks which expires in September 2012. Under the Credit Agreement, the Company may elect from various interest rate options, currencies and maturities. The Credit Agreement contains certain covenants, all of which the Company was in compliance with as of July 2, 2011. As of the end of fiscal 2011, there were $122,093,000 in borrowings outstanding under the Credit Agreement included in “other long-term debt” in the consolidated financial statements. In addition, there were $16,602,000 in letters of credit issued under the Credit Agreement which represent a utilization of the Credit Agreement capacity but are not recorded in the consolidated balance sheet as the letters of credit are not debt. At July 3, 2010, there were $93,682,000 in borrowings outstanding under the Credit Agreement and $8,597,000 in letters of credit issued under the Credit Agreement.
As a result of the acquisition of Bell, the Company assumed 3.75% Notes due March 2024 which had a fair value of $110,000,000 and that were convertible into Bell common stock; however, as of the acquisition completion date, the debt was no longer convertible into shares. Under the terms of the 3.75% Notes, the Company could have redeemed some or all of the 3.75% Notes for cash anytime on or after March 5, 2011 and the note holders could have required the Company to purchase for cash some or all of the 3.75% Notes on March 5, 2011, March 5, 2014 or March 5, 2019 at a redemption price equal to 100% of the principal amount plus interest. During the first quarter of fiscal 2011, the Company issued a tender offer for the 3.75% Notes for which $5,205,000 was tendered and paid in September 2010. During the third quarter of fiscal 2011, the note holders tendered substantially all of the remaining notes for which $104,395,000 was paid in March 2011. The remaining $400,000 that was not tendered were included in “other long-term debt” in the preceeding table.

AVNET, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
Aggregate debt maturities for fiscal 2012 through 2016 and thereafter are as follows (in thousands):

2012	$243,079
2013	124,545
2014	301,646
2015	321
2016	250,000
Thereafter	600,000

Subtotal	1,519,591
Discount on notes	(3,003)

Total debt	$1,516,588

At July 2, 2011, the carrying value and fair value of the Company’s debt was $1,516,588,000 and $1,626,394,000, respectively. Fair value was estimated primarily based upon quoted market prices.
8. Accrued expenses and other
Accrued expenses and other consist of the following:

	July 2,	July 3,
	2011	2010
	(Thousands)
Payroll, commissions and related accruals	$320,958	$212,830
Income taxes (Note 9)	72,495	100,422
Other (1)	279,563	227,524

	$673,016	$540,776

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

	Years Ended
	July 2,	July 3,	June 27,
	2011	2010	2009
	(Thousands)
Current:
Federal	$64,476	$61,892	$69,835
State and local	11,724	9,789	7,689
Foreign	109,731	56,608	50,007

Total current taxes	185,931	128,289	127,531

Deferred:
Federal	41,029	24,251	(55,743)
State and local	5,273	1,290	(5,250)
Foreign	(30,336)	20,883	(31,794)

Total deferred taxes	15,966	46,424	(92,787)

Provision for income taxes	$201,897	$174,713	$34,744

The provision for income taxes noted above is computed based upon the split of income (loss) before income taxes from U.S. and foreign operations. U.S. income (loss) before income taxes was $273,287,000, $241,029,000 and ($733,915,000) and foreign income (loss) before income taxes was $597,679,000, $344,054,000 and ($361,053,000) in fiscal 2011, 2010 and 2009, respectively.
A reconciliation between the federal statutory tax rate and the effective tax rate is as follows:

	Years Ended
	July 2,	July 3,	June 27,
	2011	2010	2009
Federal statutory rate	35.0%	35.0%	(35.0)%
State and local income taxes, net of federal benefit	1.5	1.2	0.3
Foreign tax rates, net of valuation allowances	(5.3)	(6.6)	(2.0)
Release of valuation allowance, net of U.S. tax expense (as discussed below)	(7.4)	—	—
Change in contingency reserves	1.4	2.6	1.1
Tax audit settlements	(0.4)	(1.6)	(2.9)
Impairment charges	—	—	41.9
Other, net	(1.6)	(0.7)	(0.2)

Effective tax rate	23.2%	29.9%	3.2%

Foreign tax rates generally consist of the impact of the difference between foreign and federal statutory rates applied to foreign income (losses) and also include the impact of valuation allowances against the Company’s otherwise realizable foreign loss carry-forwards.
Avnet’s effective tax rate on income before income taxes was 23.2% in fiscal 2011 as compared with an effective tax rate of 29.9% in fiscal 2010. As compared to fiscal 2010, the fiscal 2011 effective tax rate was primarily impacted by a net tax benefit related to the release of a tax valuation allowance (reserve) on certain deferred tax assets which were determined to be realizable (discussed further below) and, to a lesser extent, net favorable tax audit settlements, partially offset by changes to existing tax positions. Excluding the benefit related to the release of the tax valuation allowance, the effective tax rate for fiscal 2011 would have been 30.6%.

AVNET, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
During fiscal 2011, the Company had a full tax valuation allowance against significant tax assets related to a legal entity in EMEA due to, among several other factors, a history of losses in that entity. Recently, the entity has been experiencing improved earnings which has required the partial release of the valuation allowance to the extent the entity had taxable income during each of the first three quarters of fiscal 2011. Therefore, the release of valuation allowance, net of the U.S. tax expense, positively impacted the Company’s effective tax rate. In addition, during the fourth quarter of fiscal 2011, the Company determined a portion of the tax valuation allowance for this legal entity was no longer required due to the expected continuation of improved earnings in the future and, as a result, the Company’s effective tax rate was positively impacted (decreased) upon the release of the tax valuation allowance, net of the U.S. tax expense. The Company will continue to evaluate the need for a valuation allowance against these tax assets and may release additional valuation allowance associated with this entity in the future. Factors that are considered in such an evaluation include historic levels of income, expectations and risk associated with estimates of future taxable income and ongoing prudent and feasible tax planning strategies.
Avnet’s effective tax rate on income before income taxes was 29.9% in fiscal 2010 as compared with an effective tax rate of 3.2% in fiscal 2009. The fiscal 2009 effective tax rate was impacted by non-deductible impairment charges and a change to estimates for existing tax positions, net of favorable tax audit settlements of $21,672,000. Excluding the impact of these items, the effective tax rate for fiscal 2009 would have been 28.6%.
The significant components of deferred tax assets and liabilities, included primarily in “other assets” on the consolidated balance sheets, are as follows:

	July 2,	July 3,
	2011	2010
	(Thousands)
Deferred tax assets:
Inventory valuation	$13,680	$8,276
Accounts receivable valuation	27,916	24,264
Federal, state and foreign tax loss carry-forwards	394,093	361,988
Various accrued liabilities and other	57,686	101,254

	493,375	495,782
Less — valuation allowance	(310,772)	(331,423)

	182,603	164,359

Deferred tax liabilities:
Depreciation and amortization of property, plant and equipment	(43,302)	(23,177)

Net deferred tax assets	$139,301	$141,182

The change in the valuation allowance from fiscal 2010 to fiscal 2011 was a combination of (i) a reduction of $76,055,000 primarily due to the previously mentioned release of valuation allowance in EMEA, of which $64,215,000 impacted the effective tax rate and $11,840,000 did not impact the effective tax rate because deferred income taxes and income tax payables associated with the release of the valuation allowance were recorded which offset a portion of the benefit as a result of the release and (ii) an increase of $55,404,000 related primarily to the translation impact of foreign currency exchange rates and acquired valuation allowances.
As of July 2, 2011, the Company had foreign net operating loss carry-forwards of approximately $1,333,787,000, of which $37,065,000 will expire during fiscal 2012 and 2013, substantially all of which have full valuation allowances, $289,220,000 have expiration dates ranging from fiscal 2014 to 2031 and the remaining $1,007,502,000 have no expiration date. The carrying value of the Company’s net operating loss carry-forwards is dependent upon the Company’s ability to generate sufficient future taxable income in certain tax jurisdictions. In addition, the Company considers historic levels of income, expectations and risk associated with estimates of future taxable income and on-going prudent and feasible tax planning strategies in assessing a tax valuation allowance.

AVNET, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
Accruals for income tax contingencies (or accruals for unrecognized tax benefits) are included in “accrued expenses and other” and “other long term liabilities” on the consolidated balance sheet. These contingency reserves relate to various tax matters that result from uncertainties in the application of complex income tax regulations in the numerous jurisdictions in which the Company operates. The change to contingency reserves during fiscal 2011 is primarily due to the addition of acquired reserves as a result of fiscal 2011 acquisitions and favorable non-cash audit settlements both of which are included in the “additions/reductions for tax positions taken in prior periods” captions in the following table. The change to contingency reserves during fiscal 2010 is primarily due to the recognition of uncertainties in current year tax positions. In addition, the change to reserves in fiscal 2010 was also impacted by a change to estimates for existing tax positions and favorable non-cash audit settlements, both of which are included in the “additions/reductions for tax positions taken in prior periods” captions in the following table. As of July 2, 2011, unrecognized tax benefits were $175,151,000, of which approximately $111,299,000, if recognized, would favorably impact the effective tax rate and the remaining balance would be substantially offset by valuation allowances. As of July 3, 2010, unrecognized tax benefits were $132,828,000, of which approximately $88,811,000, if recognized, would favorably impact the effective tax rate, and the remaining balance would be substantially offset by valuation allowances. In accordance with the Company’s accounting policy, accrued interest and penalties, if any, related to unrecognized tax benefits are recorded as a component of income tax expense. The accrual for unrecognized tax benefits included accrued interest expense and penalties of $24,640,000 and $18,308,000, net of applicable state tax benefit, as of the end of fiscal 2011 and 2010, respectively.
A reconciliation of the beginning and ending accrual balance for unrecognized tax benefits is as follows:

	July 2, 2011	July 3, 2010
	(Thousands)
Balance at beginning of year	$132,828	$135,891
Additions for tax positions taken in prior periods, including interest	40,218	32,723
Reductions for tax positions taken in prior periods, including interest	(16,837)	(33,168)
Additions for tax positions taken in current period	11,041	4,970
Reductions related to cash settlements with taxing authorities	(616)	(96)
Reductions related to the lapse of statute of limitations	(1,565)	(2,006)
Additions (reductions) related to foreign currency translation	10,082	(5,486)

Balance at end of year	$175,151	$132,828

The evaluation of income tax positions requires management to estimate the ability of the Company to sustain its position and estimate the final benefit to the Company. To the extent that these estimates do not reflect the actual outcome there could be an impact on the consolidated financial statements in the period in which the position is settled, the statute of limitations expire or new information becomes available as the impact of these events are recognized in the period in which they occur. It is difficult to estimate the period in which the amount of a tax position will change as settlement may include administrative and legal proceedings whose timing the Company cannot control. The effects of settling tax positions with tax authorities and statute expirations may significantly impact the accrual for income tax contingencies. Within the next twelve months, management estimates that approximately $23,000,000 of tax contingencies will be settled primarily through agreement with the tax authorities for tax positions related to valuation matters; such matters are common to multinational companies. The expected cash payment related to the settlement of these contingencies is not significant.
The Company conducts business globally and consequently files income tax returns in numerous jurisdictions including those listed in the following table. It is also routinely subject to audit in these and other countries. The Company is no longer subject to audit in its major jurisdictions for periods prior to fiscal year 1999. The open years, by major jurisdiction, are as follows:

Jurisdiction	Fiscal Year
Belgium	1999 – 2011
United States (federal and state) and Singapore	2004 – 2011
Hong Kong	2005 – 2011
Germany and Taiwan	2006 – 2011
United Kingdom	2007 – 2011
Netherlands	2008 – 2011

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
The following tables outline changes in benefit obligations, plan assets and the funded status of the Plan as of the end of fiscal 2011 and 2010:

	July 2,	July 3,
	2011	2010
	(Thousands)
Changes in benefit obligations:
Benefit obligations at beginning of year	$276,938	$263,324
Service cost	23,874	—
Interest cost	13,918	15,748
Plan amendments	—	34,000
Actuarial loss	5,168	19,591
Benefits paid	(22,371)	(55,725)

Benefit obligations at end of year	$297,527	$276,938

Change in plan assets:
Fair value of plan assets at beginning of year	$278,964	$258,931
Actual return on plan assets	67,659	34,008
Benefits paid	(22,371)	(55,725)
Contributions	500	41,750

Fair value of plan assets at end of year	$324,752	$278,964

Funded status of the plan recognized as a non-current asset	$27,225	$2,026

Amounts recognized in accumulated other comprehensive income:
Unrecognized net actuarial loss	$147,311	$191,180
Unamortized prior service credit	(14,431)	(16,306)

	$132,880	$174,874

Other changes in plan assets and benefit obligations recognized in other comprehensive income:
Net actuarial (gain) loss	$(34,931)	$15,720
Prior service cost	—	34,000
Amortization of net actuarial loss	(8,938)	(5,687)
Amortization of prior service credit	1,875	4,884

	$(41,994)	$48,917

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
In October 2009, the Company agreed to settle a pension litigation matter, which was approved by the court in April 2010. As a result, the Plan was amended to increase benefits to certain former employees. This amendment, effective May 21, 2010, increased the benefit obligation by $34,000,000 and results in a prior service cost base which will be amortized over 11 years. To fund this additional liability, the Company made a voluntary contribution of $34,000,000 in June 2010. The impacts of the amendment described above are reflected in the preceding table.
Included in “accumulated other comprehensive income” at July 2, 2011 is a pre-tax charge of $147,311,000 of net actuarial losses which have not yet been recognized in net periodic pension cost, of which $9,680,000 is expected to be recognized as a component of net periodic benefit cost during fiscal 2012. Also included is a pre-tax credit of $14,431,000 of prior service credit which has not yet been recognized in net periodic pension costs, of which $1,875,000 is expected to be recognized as a component of net periodic benefit costs during fiscal 2012.
Weighted average assumptions used to calculate actuarial present values of benefit obligations are as follows:

	2011	2010
Discount rate	5.25%	5.25%
Weighted average assumptions used to determine net benefit costs are as follows:

	2011	2010
Discount rate	5.25%	6.25%
Expected return on plan assets	8.50%	9.00%
The Company bases its discount rate on a hypothetical portfolio of bonds rated Aa by Moody’s Investor Services or AA by Standard & Poors. The bonds selected for this determination are based upon the estimated amount and timing of services of the pension plan.
Components of net periodic pension costs during the last three fiscal years are as follows:

	Years Ended
	July 2,	July 3,	June 27,
	2011	2010	2009
	(Thousands)
Service cost	$23,874	$—	$16,205
Interest cost	13,918	15,748	18,175
Expected return on plan assets	(27,560)	(30,137)	(26,539)
Recognized net actuarial loss	8,938	5,687	2,325
Amortization of prior service credit	(1,875)	(4,884)	—

Net periodic pension cost	$17,295	$(13,586)	$10,166

The Company made contributions of $500,000 and $41,750,000 in fiscal 2011 and 2010, respectively.

AVNET, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
Benefit payments are expected to be paid to participants as follows for the next five fiscal years and the aggregate for the five years thereafter (in thousands):

2012	$26,463
2013	20,405
2014	20,619
2015	19,258
2016	20,625
2016 through 2021	112,041
The Plan’s assets are held in trust and were allocated as follows as of the June 30 measurement date for fiscal 2011 and 2010:

	2011	2010
Equity securities	76%	74%
Debt securities	24	25
Cash and receivables	—	1
The general investment objectives of the Plan are to maximize returns through a diversified investment portfolio in order to earn annualized returns that meet the long-term cost of funding the Plan’s pension obligations while maintaining reasonable and prudent levels of risk. The target rate of return on Plan assets is currently 8.5%, which represents the average rate of earnings expected on the funds invested or to be invested to provide for the benefits included in the benefit obligation. This assumption has been determined by combining expectations regarding future rates of return for the investment portfolio along with the historical and expected distribution of investments by asset class and the historical rates of return for each of those asset classes. The mix of equity securities is typically diversified to obtain a blend of domestic and international investments covering multiple industries. The Plan assets do not include any material investments in Avnet common stock. The Plan’s investments in debt securities are also diversified across both public and private fixed income securities. The Company’s current target allocation for the investment portfolio is for equity securities, both domestic and international, to represent approximately 76% of the portfolio with a policy for minimum investment in equity securities of 60% of the portfolio and a maximum of 92%. The majority of the remaining portfolio of investments is to be invested in fixed income securities.
As of June 30, 2011, the market value of plan assets by investment category was: U.S. Equity ($194.3 million); U.S. Bonds ($76.5 million); International Equity ($51.9 million) and cash and receivables ($2.0 million). Asset values are Level 1 for all asset categories as the fair values are based upon quoted market prices for identical assets. The pension assets were highly diversified to reduce the potential risk of significant concentrations of credit risk.
11. Long-term leases
The Company leases many of its operating facilities and is also committed under lease agreements for transportation and operating equipment. Rent expense charged to operations during the last three years is as follows:

	Years Ended
	July 2,	July 3,	June 27,
	2011	2010	2009
	(Thousands)
Buildings	$78,371	$59,047	$58,213
Equipment	8,332	5,440	6,169

	$86,703	$64,487	$64,382

AVNET, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
The aggregate future minimum operating lease commitments, principally for buildings, in fiscal 2012 through 2016 and thereafter (through 2028), are as follows (in thousands):

2012	$92,376
2013	73,517
2014	46,800
2015	28,933
2016	20,560
Thereafter	42,421

Total	$304,607

The preceding table includes operating lease commitments that have been reserved for as part of the Company’s restructuring activities (see Note 17).
12. Stock-based compensation plans
The Company measures all share-based payments, including grants of employee stock options, at fair value and recognizes related expense in the consolidated statement of operations over the service period (generally the vesting period). During fiscal 2011, 2010, 2009, the Company expensed $28,931,000, $28,363,000 and $18,269,000, respectively, for all stock-based compensation awards.
In August 2011, the Board of Directors approved the repurchase of up to an aggregate of $500 million of shares of the Company’s common stock through a share repurchase program.
Stock plan
The Company currently has one stock compensation plan pursuant to which it can issue new awards. The 2010 Stock Compensation Plan (“2010 Plan”) was approved by the shareholders in fiscal 2011. The 2010 Plan has a termination date of November 4, 2020 and 6,694,816 shares were available for grant at July 2, 2011. At July 2, 2011, the Company had 12,074,232 shares of common stock reserved for stock option and stock incentive programs.
Stock options
Option grants under the 2010 Plan have a contractual life of ten years, vest 25% on each anniversary of the grant date, commencing with the first anniversary, and provide for a minimum exercise price of 100% of fair market value at the date of grant. Compensation expense associated with stock options during fiscal 2011, 2010 and 2009 were $3,499,000, $3,558,000 and $4,245,000, respectively.
The fair value of options granted is estimated on the date of grant using the Black-Scholes model based on the assumptions in the following table. The assumption for the expected term is based on evaluations of historical and expected future employee exercise behavior. The risk-free interest rate is based on the U.S. Treasury rates at the date of grant with maturity dates approximately equal to the expected term at the grant date. The historical volatility of Avnet’s stock is used as the basis for the volatility assumption.

	Years Ended
	July 2,	July 3,	June 27,
	2011	2010	2009
Expected term (years)	6.0	6.0	5.75
Risk-free interest rate	1.8%	3.0%	3.4%
Weighted average volatility	33.7%	34.3%	30.7%
Dividend yield	—	—	—

AVNET, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
The following is a summary of the changes in outstanding options for fiscal 2011:

			Weighted
		Weighted	Average
		Average	Remaining
		Exercise	Contractual
	Shares	Price	Life
Outstanding at July 3, 2010	3,530,118	$21.06	56 Months
Granted	382,612	$24.41	109 Months
Exercised	(751,396)	$18.69	20 Months
Forfeited or expired	(102,119)	$29.35	18 Months

Outstanding at July 2, 2011	3,059,215	$21.79	59 Months

Exercisable at July 2, 2011	2,139,921	$19.99	42 Months

The weighted-average grant-date fair values of stock options granted during fiscal 2011, 2010, and 2009 were $8.72, $9.58 and $10.21, respectively. There were no intrinsic values of share options outstanding or exercisable at July 2, 2011 and July 3, 2010. The total intrinsic values of share options exercised during fiscal 2009 was $3,000.
The following is a summary of the changes in non-vested stock options for the fiscal year ended July 2, 2011:

		Weighted
		Average
		Grant-Date
	Shares	Fair Value
Non-vested stock options at July 3, 2010	881,556	$10.40
Granted	382,612	$8.72
Vested	(330,200)	$10.37
Forfeited	(14,674)	$11.67

Non-vested stock options at July 2, 2011	919,294	$9.69

As of July 2, 2011, there was $8,910,000 of total unrecognized compensation cost related to non-vested stock options, which is expected to be recognized over a weighted-average period of 3.2 years. The total fair values of shares vested during fiscal 2011, 2010 and 2009 were $3,425,000, $3,293,000, $5,555,000, respectively.
Cash received from option exercises during fiscal 2011, 2010 and 2009 totaled $3,506,000, $4,134,000, and $563,000, respectively. The impact of these cash receipts is included in “Other, net” in financing activities in the accompanying consolidated statements of cash flows.
Incentive shares
Delivery of incentive shares, and the associated compensation expense, is spread equally over a five-year period and is subject to the employee’s continued employment by the Company. As of July 2, 2011, 1,414,784 shares previously awarded have not yet been delivered. Compensation expense associated with this program was $17,008,000, $14,614,000 and $14,883,000 for fiscal years 2011, 2010 and 2009, respectively.

AVNET, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
The following is a summary of the changes in non-vested incentive shares for the fiscal year ended July 2, 2011:

		Weighted
		Average
		Grant-Date
	Shares	Fair Value
Non-vested incentive shares at July 3, 2010	1,258,054	$26.57
Granted	817,965	$25.40
Vested	(623,333)	$25.53
Forfeited	(37,902)	$26.24

Non-vested incentive shares at July 2, 2011	1,414,784	$26.47

As of July 2, 2011, there was $33,961,000 of total unrecognized compensation cost related to non-vested incentive shares, which is expected to be recognized over a weighted-average period of 2.7 years. The total fair values of shares vested during fiscal 2011, 2010 and 2009 were $15,916,000, $14,301,000, $12,588,000, respectively.
Performance shares
Eligible employees, including Avnet’s executive officers, may receive a portion of their long-term equity-based incentive compensation through the performance share program, which allows for the award of shares of stock against performance-based criteria (“Performance Share Program”). The Performance Share Program provides for the issuance to each grantee of a number of shares of Avnet’s common stock at the end of a three-year period based upon the Company’s achievement of performance goals established by the Compensation Committee of the Board of Directors for each three-year period. For the Performance Share Program granted in fiscal 2009, the performance goals were initially based upon a three-year cumulative increase in the Company’s absolute economic profit, as defined, over the prior three-year period and the increase in the Company’s economic profit relative to the increase in the economic profit of a group of specific technology companies. During fiscal 2010, these performance goals were modified to eliminate the absolute economic profit goal; in addition, the fiscal 2009 program was modified to limit the percentage of performance stock units vesting to a maximum of 100%.
For the Performance Share Program granted in fiscal 2011 and 2010, the performance goals are based upon a three-year cumulative increase in the Company’s economic profit relative to the increase in the economic profit of a group of specific technology companies.
During fiscal 2011, 2010 and 2009, the Company granted 380,200, 242,390 and 246,650 performance shares, respectively, to be awarded to participants in the Performance Share Program, of which 22,530 cumulatively have been forfeited. For the Performance Share Program granted in fiscal 2011 and 2010, the actual amount of performance shares issued at the end of the three-year period is determined based upon the level of achievement of the defined performance goals and can range from 0% to 200% of the initial award. As previously mentioned, the Performance Share Program granted in fiscal 2009 was limited to 100% of the initial award. The Company anticipates issuing 227,285 shares in the first quarter of fiscal 2012 based upon the goals achieved during the three-year performance period which ended July 2, 2011. During fiscal 2011 and 2010, the Company recognized compensation expense associated with the Performance Share Programs of $7,374,000 and $9,171,000, respectively. During fiscal 2009, the Company recorded a credit of $1,819,000 in selling, general and administrative expenses associated with the Performance Share Programs based upon actual performance under the 2007 Performance Share Program and based upon the probability assessment of the remaining plans.
Outside director equity compensation
Non-employee directors are awarded shares equal to a fixed dollar amount of Avnet common stock upon their re-election each year, as part of their director compensation package. Directors may elect to receive this compensation in the form of common stock or they may elect to defer their compensation to be paid in common stock at a later date. During fiscal 2011, 2010 and 2009, compensation cost associated with the outside director stock bonus plan was $1,050,000, $1,020,000, $960,000, respectively.

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
The Company has a policy of repurchasing shares on the open market to satisfy shares purchased under the ESPP, and expects future repurchases during fiscal 2012 to be similar to the number of shares repurchased during fiscal 2011, based on current estimates of participation in the program. During fiscal 2011, 2010 and 2009, there were 62,329, 67,168 and 100,206 shares, respectively, of common stock issued under the ESPP program.
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

	Years Ended
	July 2,	July 3,	June 27,
	2011	2010	2009
	(Thousands, except per share data)
Numerator:
Net income (loss) for basic and diluted earnings per share	$669,069	$410,370	$(1,129,712)

Denominator:
Weighted average common shares for basic earnings (loss) per share	152,481	151,629	150,898
Net effect of dilutive stock options and performance share awards	1,856	1,464	—

Weighted average common shares for diluted earnings per share	154,337	153,093	150,898

Basic earnings (loss) per share	$4.39	$2.71	$(7.49)

Diluted earnings (loss) per share	$4.34	$2.68	$(7.49)

Options to purchase 238,000 and 700,000 shares of the Company’s stock were excluded from the calculations of diluted earnings per shares in fiscal 2011 and 2010, respectively, because the exercise price for those options was above the average market price of the Company’s stock during those periods. Inclusion of these options in the diluted earnings per share calculation would have had an anti-dilutive effect.
For fiscal 2009, dilutive effects of stock options, stock awards and shares issuable upon conversion of the Company’s 2% Convertible Debentures were excluded from the computation of earnings per diluted share because the Company recognized a net loss and inclusion of these items would have had an anti-dilutive effect. The Convertible Debentures were repaid in March 2009.

AVNET, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
15. Additional cash flow information
Other non-cash and reconciling items consist of the following:

	Years Ended
	July 2,	July 3,	June 27,
	2011	2010	2009
	(Thousands)
Provision for doubtful accounts	$39,255	$33,825	$32,777
Periodic pension (income) costs (Note 10)	17,295	(13,586)	10,166
Other, net	296	(4,854)	(4,529)

Total	$56,846	$15,385	$38,414

Interest and income taxes paid during the last three years were as follows:

	Years Ended
	July 2,	July 3,	June 27,
	2011	2010	2009
	(Thousands)
Interest	$91,946	$60,556	$66,895
Income taxes	$158,372	$92,565	$126,010
Non-cash activity during fiscal 2011 included amounts recorded through comprehensive income and, therefore, are not included in the consolidated statement of cash flows. Fiscal 2011 included an adjustment to pension liabilities (including non-U.S. pension liabilities) of $31,987,000 which was recorded net of related deferred tax benefit of $12,022,000 in other comprehensive income (see Notes 4 and 10). Other non-cash activities included assumed debt of $420,259,000 and assumed liabilities of $509,812,000 as a result of the acquisitions completed in fiscal 2011 (see Note 2).
Non-cash activity during fiscal 2010 included amounts recorded through comprehensive income and, therefore, are not included in the consolidated statement of cash flows. Fiscal 2010 included an adjustment to increase pension liabilities (including non-U.S. pension liabilities) of $50,502,000 which was recorded net of related deferred tax benefit of $19,287,000 in other comprehensive income (see Notes 4 and 10). Other non-cash activities included assumed debt of $5,858,000 and assumed liabilities of $35,913,000 as a result of the acquisitions completed in fiscal 2010 (see Note 2).
Non-cash activity during fiscal 2009 included amounts recorded through comprehensive income and, therefore, are not included in the consolidated statement of cash flows. Fiscal 2009 included an adjustment to increase pension liabilities (including non-U.S. pension liabilities) of $42,948,000 which was recorded net of related deferred tax benefit of $16,767,000 in other comprehensive income (see Notes 4 and 10). Other non-cash activities included assumed debt of $146,831,000 and assumed liabilities of $261,434,000 as a result of the acquisitions completed in fiscal 2009 (see Note 2).
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

	Years Ended
	July 2,	July 3,	June 27,
	2011	2010	2009
	(Millions)
Sales:
Electronics Marketing	$15,066.2	$10,966.8	$9,192.8
Technology Solutions	11,468.2	8,193.4	7,037.1

	$26,534.4	$19,160.2	$16,229.9

Operating income (loss):
Electronics Marketing	$832.5	$491.6	$354.5
Technology Solutions	286.7	251.7	201.4
Corporate	(112.0)	(82.3)	(64.5)

	1,007.2	661.0	491.4
Impairment charges (Note 6)	—	—	(1,411.1)
Restructuring, integration and other charges (Note 17)	(77.2)	(25.4)	(99.3)

	$930.0	$635.6	$(1,019.0)

Assets:
Electronics Marketing	$5,890.9	$4,441.8	$3,783.4
Technology Solutions	3,765.2	2,553.8	2,036.8
Corporate	249.5	786.8	453.3

	$9,905.6	$7,782.4	$6,273.5

Capital expenditures:
Electronics Marketing	$69.8	$30.1	$61.1
Technology Solutions	57.4	17.2	38.5
Corporate	21.5	19.6	10.6

	$148.7	$66.9	$110.2

Depreciation & amortization expense:
Electronics Marketing	$28.3	$24.6	$26.8
Technology Solutions	30.0	15.7	18.3
Corporate	23.1	20.3	20.7

	$81.4	$60.6	$65.8

Sales, by geographic area, are as follows:
Americas (1)	$11,518.5	$8,367.3	$7,572.2
EMEA (2)	8,393.4	5,948.3	5,268.4
Asia/Pacific (3)	6,622.5	4,844.6	3,389.3

	$26,534.4	$19,160.2	$16,229.9

Property, plant and equipment, net, by geographic area:
Americas (4)	$242.5	$182.2	$183.9
EMEA (5)	150.6	98.5	101.3
Asia/Pacific	26.1	21.9	20.5

	$419.2	$302.6	$305.7

AVNET, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

(1)	Includes sales in the United States of $10.0 billion, $7.6 billion and $6.8 billion for fiscal year 2011, 2010 and 2009, respectively.

(2)
Includes sales in Germany and the United Kingdom of $3.1 billion and $1.7 billion, respectively, for fiscal 2011. Includes sales in Germany and the United Kingdom of $2.1 billion and $1.1 billion, respectively, for fiscal 2010. Includes sales in Germany and the United Kingdom of $1.8 billion and $1.0 billion, respectively, for fiscal 2009.

(3)
Includes sales of $1.8 billion, $2.4 billion and $1.2 billion in Taiwan, China (including Hong Kong) and Singapore, respectively, for fiscal 2011. Includes sales of $1.3 billion, $2.0 billion and $1.0 billion in Taiwan, China (including Hong Kong) and Singapore, respectively, for fiscal 2010. Includes sales of $966.9 million, $1.3 billion and $752.9 million in Taiwan, China (including Hong Kong) and Singapore, respectively, for fiscal 2009.

(4)	Includes property, plant and equipment, net, of $231.3 million, $178.2 million and $179.6 million in the United States for fiscal 2011, 2010 and 2009, respectively.

(5)
Includes property, plant and equipment, net of $92.8 million, $23.4 million, and $16.4 million in Germany, Belgium and the United Kingdom, respectively, for fiscal 2011. Fiscal 2010 includes property, plant and equipment, net, of $48.0 million in Germany, $20.4 million in Belgium and $13.4 million in the United Kingdom. Fiscal 2009 includes property, plant and equipment, net, of $41.4 million in Germany, $24.2 million, in Belgium and $26.8 million in the United Kingdom.

The Company manages its business based upon the operating results of its two operating groups before impairment charges (see Note 6) and restructuring, integration and other charges (see Note 17). In fiscal 2011, 2010 and 2009, presented above, the unallocated pre-tax impairment charges and restructuring, integration and other items related to EM and TS, respectively, were $27,879,000 and $38,146,000 in fiscal 2011, $14,701,000 and $10,579,000 in fiscal 2010 and $1,116,335,000 and $389,561,000 in fiscal 2009, respectively. The remaining restructuring, integration and other items in each year relate to corporate activities.
Listed in the table below are the major product categories and the Company’s approximate sales of each during the past three fiscal years:

	Years Ended
	July 2,	July 3,	June 27,
	2011	2010	2009
	(Millions)
Semiconductors	$14,149.3	$10,098.7	$8,324.0
Computer products	10,284.6	7,302.8	6,393.4
Connectors	1,041.4	841.4	735.2
Passives, electromechanical and other	1,059.1	917.3	777.3

	$26,534.4	$19,160.2	$16,229.9

AVNET, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
17. Restructuring, integration and other charges
Fiscal 2011
During fiscal 2011, the Company incurred charges related primarily to the acquisition and integration activities associated with acquired businesses (see Note 2) and also recorded credits related to prior restructuring reserves and acquisition adjustments.

Year Ended
July 2, 2011
(Thousands)
Restructuring charges	$47,763
Integration costs	25,068
Acquisition costs	15,597
Reversal of excess prior year restructuring reserves	(6,076)
Prior year acquisition adjustments	(5,176)

Pre-tax restructuring, integration and other charges	$77,176

After tax restructuring, integration and other charges	$56,169

Restructuring, integration and other charges per share on a diluted basis	$0.36

The activity related to the restructuring reserves established during fiscal 2011 is presented in the following table:

	Severance	Facility
	Reserves	Exit Costs	Other	Total
	(Thousands)
Fiscal 2011 pre-tax charges	$28,584	$17,331	$1,848	$47,673
Cash payments	(19,142)	(5,651)	(787)	(25,580)
Non-cash write downs	—	(3,278)	(51)	(3,329)
Adjustments	(293)	(349)	(223)	(865)
Other, principally foreign currency translation	654	241	251	1,146

Balance at July 2, 2011	$9,803	$8,294	$1,038	$19,135

Severance charges recorded in fiscal 2011 related to personnel reductions of over 550 employees in administrative, finance and sales functions primarily in connection with the integration of the acquired Bell business into the existing EM Americas, TS Americas and TS EMEA regions and, to a lesser extent, other cost reduction actions. Facility exit costs consisted of lease liabilities, fixed asset write-downs and other related charges associated with 50 vacated facilities: 23 in the Americas, 25 in EMEA and two in the Asia/Pac region. As of July 2, 2011, management expects the majority of the remaining severance reserves to be utilized by the end of fiscal 2012 and the remaining facility exit cost reserves to be utilized by the end of fiscal 2014.
Integration costs included professional fees associated with legal and IT consulting, facility moving costs, travel, meeting, marketing and communication costs that were incrementally incurred as a result of the integration efforts of acquired businesses. Also included in integration costs are incremental salary and employee benefit costs, primarily of the acquired businesses’ personnel who were retained by Avnet for extended periods following the close of the acquisitions solely to assist in the integration of the acquired business’ IT systems, and administrative and logistics operations into those of Avnet. These identified personnel have no other meaningful day-to-day operational responsibilities outside of the integration effort.
Acquisition costs incurred during fiscal 2011 related primarily to professional fees for advisory and broker services, legal and accounting due diligence, and other legal costs associated with the acquisition.
During fiscal 2011, the Company recorded credits to restructuring, integration and other charges related to (i) the reversal of restructuring reserves established in prior years that were deemed to be no longer required, (ii) acquisition adjustments for which the purchase allocation period had closed and (iii) exit-related reserves originally established through goodwill in prior years that were deemed no longer required, which were credited to the consolidated statement of operations rather than to goodwill because the associated goodwill was impaired in fiscal 2009 (see Notes 2 and 6).

AVNET, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
Fiscal 2010
During fiscal 2010, the Company recognized restructuring, integration and other charges related to remaining cost reduction actions announced in fiscal 2009 which were taken in response to market conditions as well as integration costs associated with acquired businesses in addition to a value-added tax exposure and acquisition-related costs partially offset by a credit related to prior restructuring reserves.

Year Ended
July 3, 2010
(Thousands)
Restructuring charges	$15,991
Integration costs	2,931
Value-added tax exposure	6,477
Other	3,261
Reversal of excess restructuring reserves recorded in prior periods	(3,241)

Pre-tax restructuring, integration and other charges	$25,419

After tax restructuring, integration and other charges	$18,789

Restructuring, integration and other charges per share on a diluted basis	$0.12

Restructuring charges incurred in fiscal 2010 consisted of severance, facility exit costs and other charges. Severance charges were related to personnel reductions of over 150 employees in administrative, finance and sales functions in connection with the cost reduction actions in all three regions. Facility exit costs consisted of lease liabilities and fixed asset write-downs associated with seven vacated facilities in the Americas, one in EMEA and four in the Asia/Pac region. Other charges consisted primarily of contractual obligations with no on-going benefit to the Company.
During fiscal 2010, the Company incurred integration costs for professional fees, facility moving costs and travel, meeting, marketing and communication costs that were incrementally incurred as a result of the integration efforts of previously acquired businesses.
Also during fiscal 2010, the Company recognized a charge for a value-added tax exposure in Europe related to an audit of prior years and other charges related primarily to acquisition-related costs which would have been capitalized under prior accounting rules. In addition, the Company recognized a credit to reverse restructuring reserves which were determined to be no longer necessary.
The fiscal 2011 activity related to the restructuring charges is presented in the following table:

	Severance	Facility
	Reserves	Exit Costs	Other	Total
	(Thousands)
Balance at July 3, 2010	$539	$1,405	$1,836	$3,780
Cash payments	(400)	(279)	(443)	(1,122)
Adjustments	(144)	(903)	421	(626)
Other, principally foreign currency translation	22	9	152	183

Balance at July 2, 2011	$17	$232	$1,966	$2,215

As of July 2, 2011, management expects the majority of the remaining severance and other reserves to be utilized by the end of fiscal 2012 and the remaining facility exit cost reserves to be utilized by the end of fiscal 2013.

AVNET, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
Fiscal 2009
In response to the decline in sales and gross profit margin due to weaker market conditions, the Company initiated significant cost reduction actions during fiscal 2009 in order to realign its expense structure with market conditions. As a result, the Company incurred restructuring, integration and other charges during fiscal 2009 related to the cost reductions as well as integration costs associated with recently acquired businesses as presented in the following table.

Year Ended
June 27, 2009
(Thousands)
Restructuring charges	$84,976
Integration costs	11,160
Reversal of excess prior year restructuring reserves	(2,514)
Prior year acquisition adjustments	(1,201)
Loss on investment	3,091
Incremental amortization	3,830

Pre-tax restructuring, integration and other charges	$99,342

After tax restructuring, integration and other charges	$65,310

Restructuring, integration and other charges per share on a diluted basis	$0.43

Restructuring charges included severance, facility exit costs and other charges. Severance charges related to personnel reductions of approximately 1,900 employees in administrative, finance and sales functions in connection with the cost reduction actions in all three regions of both operating groups with employee reductions of approximately 1,400 in EM, 400 in TS and the remaining from centralized support functions. Exit costs for vacated facilities related to 29 facilities in the Americas, 13 in EMEA and three in Asia/Pac. Other charges included fixed asset write-downs and contractual obligations with no on-going benefit to the Company. The Company also recorded a reversal for severance, lease and other reserves that were deemed excessive and was credited to restructuring, integration and other charges. Integration costs included professional fees, facility moving costs, travel, meeting, marketing and communication costs that were incrementally incurred as a result of the acquisition integration efforts. Other items recorded to restructuring, integration and other charges included a net credit related to acquisition adjustments for which the purchase allocation period had closed, a loss resulting from a decline in the market value of certain small investments that the Company liquidated, and incremental intangible asset amortization.
The following table presents the activity during fiscal 2011 related to restructuring reserves established as part of this plan:

	Severance	Facility
	Reserves	Exit Costs	Other	Total
	(Thousands)
Balance at July 3, 2010	$1,920	$17,136	$1,634	$20,690
Cash payments	(1,432)	(7,551)	(414)	(9,397)
Adjustments	(319)	(4,161)	(1,703)	(6,183)
Other, principally foreign currency translation	130	175	483	788

Balance at July 2, 2011	$299	$5,599	$—	$5,898

As of July 2, 2011, management expects the majority of the remaining severance reserves to be utilized by the end of fiscal 2012 and the remaining facility exit cost reserves to be utilized by the end of fiscal 2015.
Fiscal 2008 and prior restructuring reserves
In fiscal 2008 and prior, the Company incurred restructuring charges under four separate restructuring plans of which two are remaining. As of July 2, 2011, the remaining reserves associated with these actions totaled $801,000 which are expected to be fully utilized by the end of fiscal 2012.

AVNET, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
18. Summary of quarterly results (unaudited):

	First	Second	Third	Fourth
	Quarter	Quarter	Quarter	Quarter	Year(a)
	(Millions, except per share amounts)
2011(b)
Sales	$6,182.4	$6,767.5	$6,672.4	$6,912.1	$26,534.4
Gross profit	723.1	773.2	786.6	824.9	3,107.8
Net income	138.2	141.0	151.0	238.8	669.1
Diluted earnings per share	0.90	0.91	0.98	1.54	4.34
2010(c)
Sales	$4,355.0	$4,834.5	$4,756.8	$5,213.8	$19,160.2
Gross profit	499.7	551.9	582.8	645.8	2,280.2
Net income	50.9	103.9	114.5	141.1	410.4
Diluted earnings per share	0.33	0.68	0.75	0.92	2.68

(a)	Quarters may not add to the year due to rounding.

(b)
First quarter of fiscal 2011 results were impacted by restructuring, integration and other charges which totaled $28.1 million pre-tax, $20.2 after tax and $0.13 per share on a diluted basis. Restructuring charges consisted of severance costs, facility exit costs and other charges resulting from acquisition related integration activities. Integration costs included professional fees and salary and benefit costs related primarily to the acquired businesses’ personnel retained by the Company for extended periods to assist with integrations. Other charges consisted of broker fees, professional fees for legal and accounting and due diligence, and other related costs associated with the Bell, Tallard and Unidux acquisitions. In addition, the Company recognized a gain on bargain purchase of $31.0 million pre- and after tax, and $0.20 per share on a diluted basis in connection with its Unidux acquisition. Second quarter results were impacted by restructuring, integration and other charges which totaled $29.1 million pre-tax, $20.8 million after tax and $0.14 per share on a diluted basis incurred primarily in connection with the acquisitions and integrations of acquired businesses. The Company also recorded a reversal of $3.5 million pre-tax primary related to the reversal of restructuring reserves established in prior years which were no longer needed. Third quarter of fiscal 2011 results were impacted by restructuring, integration and other charges which totaled $16.3 million pre-tax, $11.9 million after tax and $0.08 per share on a diluted basis incurred primarily in connection with the acquisitions and integrations of acquired businesses. In addition, the Company recognized a loss of $6.3 million pre-tax, $3.9 million after tax and $0.02 per share on a diluted basis related to the write down of investments in smaller technology start-up companies. Fourth quarter of fiscal 2011 results were impacted by restructuring, integration and other charges which totaled $7.3 million pre-tax, $5.8 million after tax and $0.04 per share on a diluted basis. The Company also reversed $3.6 million pre-tax, $2.5 million after tax and $0.02 per share on a diluted basis for restructuring and purchase accounting reserves determined not to be needed. In addition, fourth quarter results included a tax benefit of $52.7 million, or $0.34 per share on a diluted basis, primarily related to the release of a tax valuation allowance for which the tax asset was determined to be realizable.

(c)
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

SCHEDULE II
AVNET, INC. AND SUBSIDIARIES
VALUATION AND QUALIFYING ACCOUNTS
Years Ended July 2, 2011, July 3, 2010 and June 27, 2009

Column A	Column B	Column C				Column D		Column E
		Additions
	Balance at	Charged to		Charged to				Balance at
	Beginning	Costs and		Other Accounts —		Deductions —		End of
Description	of Period	Expenses		Describe		Describe		Period
	(Thousands)
Fiscal 2011
Allowance for doubtful accounts	$81,197	$39,255		$—		$(12,713	)(a)	$107,739
Valuation allowance on foreign tax loss carry-forwards (Note 9)	331,423	(76,055	)(b)	55,404	(c)	—		310,772
Fiscal 2010
Allowance for doubtful accounts	85,477	33,825		—		(38,105	)(a)	81,197
Valuation allowance on foreign tax loss carry-forwards (Note 9)	315,020	(1,338)		17,741	(d)	—		331,423
Fiscal 2009
Allowance for doubtful accounts	76,690	32,777		2,841	(e)	(26,831	)(a)	85,477
Valuation allowance on foreign tax loss carry-forwards (Note 9)	344,034	5,697		(34,711	)(f)	—		315,020

(a)	Uncollectible accounts written off.

(b)
Represents a reduction primarily due to the release of valuation allowance in EMEA, of which $64,215,000 impacted the effective tax rate and $11,840,000 of which did not impact the effective tax rate because deferred taxes and income tax payables associated with the release of the valuation allowance were recorded which offset a portion of the benefit as a result of the release (see Note 9).

(c)	Primarily relates to the translation impact of changes in foreign currency exchange rates and acquired valuation allowances.

(d)
Includes the impact of deferred tax rate changes, the translation impact of changes in foreign currency exchange rates and the increase of valuation allowance against associated deferred tax benefits as it was determined the related operating tax loss carry-forward cannot be utilized.

(e)	Includes allowance for doubtful accounts as a result of acquisitions.

(f)	Includes the impact of deferred tax rate changes and the translation impact of changes in foreign currency exchange rates.

INDEX TO EXHIBITS

Exhibit
Number	Exhibit

2.1 *
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

4.2
Officers’ Certificate dated August 19, 2005, establishing the terms of the 6.00% Notes due 2015 (incorporated herein by reference to the Company’s Current Report on Form 8-K dated August 19, 2005, Exhibit 4.2).

4.3
Officers’ Certificate dated September 12, 2006, establishing the terms of the 6.625% Notes due 2016 (incorporated herein by reference to the Company’s Current Report on Form 8-K dated September 12, 2006, Exhibit 4.2).

4.4
Officers’ Certificate dated March 7, 2007, establishing the terms of the 5 7/8% Notes due 2014 (incorporated herein by reference to the Company’s Current Report on Form 8-K dated March 7, 2007, Exhibit 4.2).

4.5
Indenture dated as of June 22, 2010, between the Company and Wells Fargo Bank, National Association, as Trustee, providing for the issuance of Debt Securities in one or more series (incorporated herein by reference to the Company’s Current Report on Form 8-K dated June 22, 2010, Exhibit 4.1).

4.6	Officers’ Certificate establishing the terms of the 5.875% Notes due 2020 (incorporated herein by reference to the Company’s Current Report on Form 8-K dated June 22, 2010, Exhibit 4.2).

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

Executive Compensation Plans and Arrangements

10.1
2011 Amended and Restated Employment Agreement dated February 11, 2011 between the Company and Roy Vallee (incorporated herein by reference to the Company’s Current Report on Form 8-K dated February 14, 2011, Exhibit 10.1).

10.2
2011 Amended and Restated Employment Agreement dated February 11, 2011 between the Company and Richard Hamada (incorporated herein by reference to the Company’s Current Report on Form 8-K dated February 14, 2011, Exhibit 10.2).

10.3
Form of Change of Control Agreement dated February 11, 2011 between the Company and each of Roy Vallee and Richard Hamada (incorporated herein by reference to the Company’s Current Report on Form 8-K dated February 14, 2011, Exhibit 10.3).

10.4
Form of Employment Agreement dated December 19, 2008 between the Company and each of its Executive Officers (other than Roy Vallee and Richard Hamada) (incorporated herein by reference to the Company’s Current Report on Form 8-K dated December 22, 2008, Exhibit 10.2).

10.5
Form of Change of Control Agreement dated December 19, 2008 between the Company and each of the Executive Officers (other than Roy Vallee and Richard Hamada) (incorporated herein by reference to the Company’s Current Report on Form 8-K dated December 22, 2008, Exhibit 10.3).

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

10.10
Avnet, Inc. Deferred Compensation Plan for Outside Directors (Amended and Restated Effective Generally as of January 1, 2009) (incorporated herein by reference to the Company’s Current Report on Form 8-K dated August 13, 2010, Exhibit 10.2).

10.11
Avnet Supplemental Executive Officers’ Retirement Plan (Amended and Restated Effective Generally as of January 1, 2009) (incorporated herein by reference to the Company’s Current Report on Form 8-K dated August 13, 2010, Exhibit 10.3).

10.12	Avnet 1999 Stock Option Plan (incorporated herein by reference to the Company’s Current Report on Form 8-K dated August 29, 2006 Exhibit 10.2).

10.13	Avnet, Inc. Executive Incentive Plan (incorporated herein by reference to Appendix A to the Company’s Proxy Statement dated September 28, 2007).

10.14
Avnet, Inc. 2003 Stock Compensation Plan (Amended and Restated Effective Generally as of January 1, 2009) (incorporated herein by reference to the Company’s Current Report on Form 8-K dated August 13, 2010, Exhibit 10.4).

10.15	Avnet, Inc. 2003 Stock Compensation Plan:
(a) Form of nonqualified stock option agreement
(b) Form of nonqualified stock option agreement for non-employee director
(c) Form of incentive stock option agreement
(d) Form of performance stock unit term sheet

(incorporated herein by reference to the Company’s Current Report on Form 8-K dated August 29, 2006, Exhibit 10.3).

10.16
Avnet, Inc. 2006 Stock Compensation Plan (Amended and Restated Effective Generally as of January 1, 2009) (incorporated herein by reference to the Company’s Current Report on Form 8-K dated August 13, 2010, Exhibit 10.5).

10.17	Avnet, Inc. 2006 Stock Compensation Plan:
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

(incorporated herein by reference to the Company’s Current Report on Form 8-K dated May 16, 2007, Exhibit 99.1).

(f) Form of performance stock unit term sheet (incorporated herein by reference to the Company’s Current Report on Form 8-K dated August 19, 2009, Exhibit 99.1).

10.18	Avnet, Inc. 2010 Stock Compensation Plan (incorporated herein by reference to Exhibit 10.1 to the Company’s Registration Statement on Form S-8, Registration No. 333-171291).

Exhibit
Number	Exhibit

10.19	Avnet, Inc. 2010 Stock Compensation Plan:
(a) Form of nonqualified stock option agreement
(b) Form of incentive stock option agreement
(c) Form of performance stock unit term sheet
(d) Form of Long Term Incentive Letter

(incorporated herein by reference to the Company’s Current Report on Form 8-K dated January 3, 2011, Exhibit 10.1).

10.20
Avnet Deferred Compensation Plan (Amended and Restated Effective Generally as of January 1, 2009) (incorporated herein by reference to the Company’s Current Report on Form 8-K dated August 13, 2010, Exhibit 10.6).

10.21 **	Amendment No. 1 to Avnet Deferred Compensation Plan (Amended and Restated Effective Generally as of January 1, 2009).

10.22
Form of Indemnity Agreement. The Company enters into this form of agreement with each of its directors and officers (incorporated herein by reference to the Company’s Quarterly Report on Form 10-Q dated May 8, 2006, Exhibit 10.1).

10.23	Form option agreements for stock option plans (incorporated herein by reference to the Company’s Current Report on Form 8-K dated September 8, 2004, Exhibit 10.4).
(a) Non-Qualified stock option agreement for 1999 Stock Option Plan
(b) Incentive stock option agreement for 1999 Stock Option Plan
(c) Incentive stock option agreement for 1996 Stock Option Plan
(d) Non-Qualified stock option agreement for 1995 Stock Option Plan

Bank Agreements

10.24	Securitization Program

(a)   Receivables Sale Agreement, dated as of June 28, 2001 between Avnet, Inc., as Originator, and Avnet Receivables Corporation as Buyer (incorporated herein by reference to the Company’s Current Report on Form 8-K dated September 26, 2002, Exhibit 10J).

(b)   Amendment No. 1, dated as of February 6, 2002, to Receivables Sale Agreement in 10.24(a) above (incorporated herein by reference to the Company’s Current Report on Form 8-K dated September 26, 2002, Exhibit 10K).

(c)   Amendment No. 2, dated as of June 26, 2002, to Receivables Sale Agreement in 10.24(a) above (incorporated herein by reference to the Company’s Current Report on Form 8-K dated September 26, 2002, Exhibit 10L).

(d)   Amendment No. 3, dated as of November 25, 2002, to Receivables Sale Agreement in 10.24(a) above (incorporated herein by reference to the Company’s Current Report on Form 8-K dated December 17, 2002, Exhibit 10B).

(e)   Amendment No. 4, dated as of December 12, 2002, to Receivables Sale Agreement in 10.24(a) above (incorporated herein by reference to the Company’s Current Report on Form 8-K dated December 17, 2002, Exhibit 10E).

(f)   Amendment No. 5, dated as of August 15, 2003, to Receivables Sale Agreement in 10.24(a) above (incorporated herein by reference to the Company’s Current Report on Form 8-K dated September 15, 2003, Exhibit 10C).

(g)   Amendment No. 6, dated as of August 3, 2005, to Receivables Sale Agreement in 10.24(a) above (incorporated herein by reference to the Company’s Current Report on Form 8-K dated September 13, 2005, Exhibit 10.1).

(h)   Amendment No. 7, dated as of August 29, 2007, to Receivables Sale Agreement in 10.24(a) above (incorporated herein by reference to the Company’s Current Report on Form 8-K dated August 13, 2010, Exhibit 10.7).

(i)   Amendment No. 8, dated as of August 26, 2010, to Receivables Sale Agreement in 10.24(a) above (incorporated herein by reference to the Company’s Current Report on Form 8-K dated September 1, 2010, Exhibit 10.2).

Exhibit
Number		Exhibit

(j)    Second Amended and Restated Receivables Purchase Agreement dated as of August 26, 2010 among Avnet Receivables Corporation, as Seller, Avnet, Inc., as Servicer, the Financial Institutions party thereto and JPMorgan Chase Bank, N.A. as Agent (incorporated herein by reference to the Company’s Current Report on Form 8-K dated September 1, 2010, Exhibit 10.1).

(k)    Amendment No. 1, dated as of December 28, 2010, to the Second Amended and Restated Receivables Purchase Agreement in 10.24(j) above (incorporated herein by reference to the Company’s Quarterly Report on Form 10-Q dated January 28, 2011, Exhibit 10.2).

10.25
Credit Agreement dated September 27, 2007 among Avnet, Inc., Avnet Japan Co., Ltd., certain other subsidiaries, Banc of America Securities LLC, as administrative agent, and each lender thereto (incorporated herein by reference to the Company’s Current Report on Form 8-K dated September 28, 2007, Exhibit 10.1).

10.26
Guaranty dated as of September 27, 2007 made by Avnet, Inc. to Bank of America, N.A., as administrative agent, and each of the lenders (incorporated herein by reference to the Company’s Current Report on Form 8-K dated September 28, 2007, Exhibit 10.2).

12.1	**	Ratio of Earnings to Fixed Charges.

21	**	List of subsidiaries of the Company as of July 2, 2011.

23.1	**	Consent of KPMG LLP.

31.1	**	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	**	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	***	Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	***	Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS	****	XBRL Instance Document.

101.SCH	****	XBRL Taxonomy Extension Schema Document.

101.CAL	****	XBRL Taxonomy Extension Calculation Linkbase Document.

101.LAB	****	XBRL Taxonomy Extension Label Linkbase Document.

101.PRE	****	XBRL Taxonomy Extension Presentation Linkbase Document.

101.DEF	****	XBRL Taxonomy Extension Definition Linkbase Document.

*
This Exhibit does not include the Exhibits and Schedules thereto as listed in its table of contents. The Company undertakes to furnish any such Exhibits and Schedules to the Securities and Exchange Commission upon its request.

**	Filed herewith.

***	Furnished herewith.

****	To be filed within 30 days in accordance with Rule 405(a)(2) of Regulation S-T.