Form 10-K/A
period 2011-07-02
AVNET INC
filed 2011-09-09
CIK 8858

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-K/A
(Amendment No. 1)

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

EXPLANTORY NOTE
Avnet, Inc. is filing this Amendment No. 1 (the “Form 10-K/A”) to its Annual Report on Form 10-K for the fiscal year ended July 2, 2011 (“Form 10-K”), filed with the U.S. Securities and Exchange Commission (“SEC”) on August 12, 2011, for the sole purpose of furnishing the Interactive Data File as Exhibit 101 in accordance with Rule 405(a)(2) of Regulation S-T.
No other changes have been made to the Form 10-K. This Form 10-K/A speaks as of the original filing date of the Form 10-K, does not reflect events that may have occurred subsequent to the original filing date and does not modify or update in any way disclosures made in the Form 10-K.
Item 15. Exhibits and Financial Statement Schedules
a. The following documents are filed as part of this Report:

Page

1. Consolidated Financial Statements:

Report of Independent Registered Public Accounting Firm	38

Avnet, Inc. and Subsidiaries Consolidated Financial Statements:

Consolidated Balance Sheets at July 2, 2011, and July 3, 2010	39

Consolidated Statements of Operations for the years ended July 2, 2011, July 3, 2010 and June 27, 2009	40

Consolidated Statements of Shareholders’ Equity for the years ended July 2, 2011, July 3, 2010 and June 27, 2009	41

Consolidated Statements of Cash Flows for the years ended July 2, 2011, July 3, 2010 and, June 27, 2009	42

Notes to Consolidated Financial Statements	43

2. Financial Statement Schedule:

Schedule II (Valuation and Qualifying Accounts) for the years ended July 2, 2011, July 3, 2010 and June 27, 2009	74

Schedules other than that above have been omitted because they are not applicable or the required information is shown in the financial statements or notes thereto

3. Exhibits — The exhibit index for this Report can be found beginning on page	75

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
Date: September 9, 2011

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

Exhibit
Number		Exhibit

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

**	Previously filed on August 12, 2011, as part of the original filing of the Form 10-K for the fiscal year ended July 2, 2011.

***	Previously furnished on August 12, 2011, as part of the original filing of the Form 10-K for the fiscal year ended July 2, 2011.

****	Furnished herewith.