Form 10-Q
period 2011-10-01
AVNET INC
filed 2011-10-28
CIK 8858

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended October 1, 2011

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
Indicate by checkmark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
As of October 21, 2011, the total number of shares outstanding of the registrant’s Common Stock was 148,367,920 shares, net of treasury shares.

AVNET, INC. AND SUBSIDIARIES
INDEX

Page No.
PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

Consolidated Balance Sheets at October 1, 2011 and July 2, 2011	3

Consolidated Statements of Operations for the first quarters ended October 1, 2011 and October 2, 2010	4

Consolidated Statements of Cash Flows for the first quarters ended October 1, 2011 and October 2, 2010	5

Notes to Consolidated Financial Statements	6

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations	14

Item 3. Quantitative and Qualitative Disclosures About Market Risk	23

Item 4. Controls and Procedures	24

PART II. OTHER INFORMATION

Item 1. Legal Proceedings	25

Item 1A. Risk Factors	25

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds	26

Item 6. Exhibits	27

Signature Page	28

Exhibit 31.1
Exhibit 31.2
Exhibit 32.1
Exhibit 32.2
EX-101 INSTANCE DOCUMENT
EX-101 SCHEMA DOCUMENT
EX-101 CALCULATION LINKBASE DOCUMENT
EX-101 LABELS LINKBASE DOCUMENT
EX-101 PRESENTATION LINKBASE DOCUMENT
EX-101 DEFINITION LINKBASE DOCUMENT

PART I
FINANCIAL INFORMATION

Item 1.	Financial Statements
AVNET, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(Unaudited)

	October 1,	July 2,
	2011	2011
	(Thousands, except share
	amounts)
ASSETS
Current assets:
Cash and cash equivalents	$622,430	$675,334
Receivables, less allowances of $101,473 and $107,739, respectively	4,593,519	4,764,293
Inventories	2,643,838	2,596,470
Prepaid and other current assets	207,069	191,110

Total current assets	8,066,856	8,227,207
Property, plant and equipment, net	432,668	419,173
Goodwill (Notes 2 and 3)	939,268	885,072
Other assets	343,762	374,117

Total assets	$9,782,554	$9,905,569

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Borrowings due within one year (Note 4)	$756,947	$243,079
Accounts payable	3,175,069	3,561,633
Accrued expenses and other	660,933	673,016

Total current liabilities	4,592,949	4,477,728
Long-term debt (Note 4)	1,150,773	1,273,509
Other long-term liabilities	107,815	98,262

Total liabilities	5,851,537	5,849,499

Commitments and contingencies (Note 6)
Shareholders’ equity (Notes 9 and 10):
Common stock $1.00 par; authorized 300,000,000 shares; issued 149,576,000 shares and 152,835,000 shares, respectively	149,576	152,835
Additional paid-in capital	1,246,053	1,233,209
Retained earnings	2,345,130	2,293,510
Accumulated other comprehensive income (Note 9)	190,953	377,211
Treasury stock at cost, 37,820 shares and 37,802 shares, respectively	(695)	(695)

Total shareholders’ equity	3,931,017	4,056,070

Total liabilities and shareholders’ equity	$9,782,554	$9,905,569

See notes to consolidated financial statements.

AVNET, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

	First Quarters Ended
	October 1,	October 2,
	2011	2010
	(Thousands, except
	per share data)
Sales	$6,426,006	$6,182,388
Cost of sales	5,672,409	5,459,243

Gross profit	753,597	723,145
Selling, general and administrative expenses	530,533	500,616
Restructuring, integration and other charges (Note 13)	—	28,067

Operating income	223,064	194,462
Other (expense) income, net	(5,376)	3,339
Interest expense	(21,871)	(22,025)
Gain on bargain purchase and other (Note 2)	—	29,023

Income before income taxes	195,817	204,799
Income tax provision	56,787	66,625

Net income	$139,030	$138,174

Net earnings per share (Note 10):
Basic	$0.91	$0.91

Diluted	$0.90	$0.90

Shares used to compute earnings per share (Note 10):
Basic	152,270	152,004

Diluted	154,506	153,646

See notes to consolidated financial statements.

AVNET, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	First Quarters Ended
	October 1,	October 2,
	2011	2010
	(Thousands)
Cash flows from operating activities:
Net income	$139,030	$138,174
Non-cash and other reconciling items:
Depreciation and amortization	22,301	20,843
Deferred income taxes	12,901	(13,020)
Stock-based compensation	14,252	8,602
Gain on bargain purchase and other (Note 2)	—	(29,023)
Other, net	15,188	21,270
Changes in (net of effects from businesses acquired):
Receivables	125,422	(110,909)
Inventories	(88,989)	(269,768)
Accounts payable	(373,793)	130,710
Accrued expenses and other, net	(70,459)	(9,209)

Net cash flows used for operating activities	(204,147)	(112,330)

Cash flows from financing activities:
Borrowings under accounts receivable securitization program (Note 4)	325,000	190,000
Repayments of notes (Note 4)	—	(5,205)
Proceeds from bank debt, net (Note 4)	64,281	60,445
(Repayments of) proceeds from other debt, net (Note 4)	(256)	16,210
Repurchases of common stock (Note 9)	(81,921)	—
Other, net	588	82

Net cash flows provided by financing activities	307,692	261,532

Cash flows from investing activities:
Purchases of property, plant and equipment	(39,666)	(31,938)
Cash proceeds from sales of property, plant and equipment	443	388
Acquisitions of operations, net of cash acquired (Note 2)	(103,232)	(574,815)

Net cash flows used for investing activities	(142,455)	(606,365)

Effect of exchange rate changes on cash and cash equivalents	(13,994)	26,767

Cash and cash equivalents:
— decrease	(52,904)	(430,396)
— at beginning of period	675,334	1,092,102

— at end of period	$622,430	$661,706

Additional cash flow information (Note 11)
See notes to consolidated financial statements.

AVNET, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
1. Basis of presentation
In the opinion of management, the accompanying unaudited interim consolidated financial statements contain all adjustments necessary to present fairly the Company’s financial position, results of operations and cash flows. All such adjustments are of a normal recurring nature, except for (i) the gain on bargain purchase discussed in Note 2 and (ii) the restructuring, integration and other charges discussed in Note 13.
The preparation of financial statements in accordance with generally accepted accounting principles requires management to make estimates and assumptions that affect the amounts reported in the consolidated financial statements. Actual results may differ from these estimates.
Interim results of operations are not necessarily indicative of the results to be expected for the full fiscal year. The information included in this Form 10-Q should be read in conjunction with the consolidated financial statements and accompanying notes included in the Company’s Annual Report on Form 10-K for the fiscal year ended July 2, 2011.
2. Acquisitions and divestitures
During the first quarter of fiscal 2012, the Company acquired three businesses with annualized revenues of approximately $320 million for an aggregate purchase price of $103,232,000, net of cash acquired. Two of the businesses acquired are reported as part of the EM Asia region and one is reported as part of the TS EMEA region.
During fiscal 2011, the Company acquired Unidux, Inc., (“Unidux”) an electronics component distributor in Japan with annualized revenues of approximately $370 million, which is reported as part of the EM Asia region. Unidux was a publicly traded company which shares were trading below its book value for a period of time. In a tender offer, Avnet offered a purchase price per share for Unidux that was above the prevailing trading price thereby representing a premium to the then recent trading levels. Even though the purchase price was below book value, the Unidux shareholders tendered their shares. As a result, the Company recognized a gain on bargain purchase of $30,990,000 pre- and after tax and $0.20 per share on a diluted basis.
During fiscal 2007 and 2006, the Company recorded certain exit-related liabilities through purchase accounting in accordance with previous accounting standards, which consisted of severance for workforce reductions, non-cancelable lease commitments and lease termination charges for leased facilities, and other contract termination costs associated with the exit activities. During the first quarter of fiscal 2012, the Company paid $113,000 in cash associated with these reserves. As of October 1, 2011, the total remaining reserve was $2,596,000 related primarily to facility exit costs and other contractual lease obligations, which management expects to be substantially utilized by fiscal 2013.
3. Goodwill and intangible assets
The following table presents the carrying amount of goodwill, by reportable segment, for the three months ended October 1, 2011:

	Electronics	Technology
	Marketing	Solutions	Total
	(Thousands)
Carrying value at July 2, 2011	$352,870	$532,202	$885,072
Additions	40,735	37,894	78,629
Adjustments	27,312	(27,312)	—
Foreign currency translation	(9,541)	(14,892)	(24,433)

Carrying value at October 1, 2011	$411,376	$527,892	$939,268

AVNET, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
The goodwill additions are a result of businesses acquired during the first quarter of fiscal 2012 (see Note 2) and purchase accounting adjustments during the purchase price allocation period. The adjustment to goodwill is a result of the transfer of the Latin America computing components business from TS Americas to EM Americas in the first quarter of fiscal 2012. The business transferred had been acquired as part of the Bell Microproducts, Inc. acquisition.
The following table presents the gross amount of goodwill and accumulated impairment since fiscal 2009 as of July 2, 2011 and October 1, 2011. All of the accumulated impairment was recognized in fiscal 2009.

	Electronics	Technology
	Marketing	Solutions	Total
	(Thousands)
Gross goodwill at July 2, 2011	$1,397,980	$866,826	$2,264,806
Accumulated impairment	(1,045,110)	(334,624)	(1,379,734)

Carrying value at July 2, 2011	$352,870	$532,202	$885,072

Gross goodwill at October 1, 2011	$1,456,486	$862,516	$2,319,002
Accumulated impairment	(1,045,110)	(334,624)	(1,379,734)

Carrying value at October 1, 2011	$411,376	$527,892	$939,268

During the first quarter of fiscal 2012, the Company recognized approximately $19,252,000 for customer relationship and trade name intangible assets acquired as result of an acquisition completed in the first quarter of fiscal 2012. As of October 1, 2011, “Other assets” included intangible assets with a carrying value of $132,749,000; consisting of $184,626,000 in original cost value and $51,877,000 of accumulated amortization and foreign currency translation. These assets are being amortized over a weighted average life of 8 years. Intangible asset amortization expense was $6,178,000 and $5,008,000 for the first quarter of fiscal 2012 and 2011, respectively. Amortization expense for fiscal 2013 through 2016 is expected to be approximately $22,000,000 each year and $14,500,000 for fiscal 2017.
4. External financing
Short-term debt consists of the following:

	October 1,	July 2,
	2011	2011
	(Thousands)
Bank credit facilities	$209,007	$81,951
Revolving credit facility	61,465	—
Borrowings under the accounts receivable securitization program	485,000	160,000
Other debt due within one year	1,475	1,128

Short-term debt	$756,947	$243,079

Bank credit facilities consist of various committed and uncommitted lines of credit with financial institutions utilized primarily to support the working capital requirements of foreign operations. The weighted average interest rate on the bank credit facilities was 6.1% and 7.8% at October 1, 2011 and July 2, 2011, respectively.
The Company has a five-year $500,000,000 unsecured revolving credit facility (the “Credit Agreement”) with a syndicate of banks. Under the Credit Agreement, the Company may elect from various interest rate options, currencies and maturities. The Credit Agreement contains certain covenants, all of which the Company was in compliance with as of October 1, 2011. As of October 1, 2011, the borrowings outstanding under the Credit Agreement, which expires in September 2012, are included in “short-term debt” in the preceeding table. In addition, there were $17,102,000 in letters of credit issued under the Credit Agreement which represent a utilization of the Credit Agreement capacity but are not recorded in the consolidated balance sheet as the letters of credit are not debt. Amounts outstanding under the Credit Agreement as of July 2, 2011 were classified as long-term debt and included in “other long-term debt” in the table below.

AVNET, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
In August 2011, the Company amended its accounts receivable securitization program (the “Program”) with a group of financial institutions to allow the Company to sell, on a revolving basis, an undivided interest of up to $750,000,000 ($600,000,000 prior to the amendment) in eligible receivables while retaining a subordinated interest in a portion of the receivables. The Program does not qualify for sale treatment and, as a result, any borrowings under the Program are recorded as debt on the consolidated balance sheet. The Program contains certain covenants, all of which the Company was in compliance with as of October 1, 2011. The Program has a one year term that expires in August 2012. Interest on borrowings is calculated using a base rate or a commercial paper rate plus a spread of 0.35%. The facility fee is 0.35%.
Long-term debt consists of the following:

	October 1,	July 2,
	2011	2011
	(Thousands)
5.875% Notes due March 15, 2014	$300,000	$300,000
6.00% Notes due September 1, 2015	250,000	250,000
6.625% Notes due September 15, 2016	300,000	300,000
5.875% Notes due June 15, 2020	300,000	300,000
Other long-term debt	3,643	126,512

Subtotal	1,153,643	1,276,512
Discount on notes	(2,870)	(3,003)

Long-term debt	$1,150,773	$1,273,509

At July 2, 2011, there were $122,093,000 in borrowings outstanding under the Credit Agreement included in “other long-term debt” in the preceeding table and $16,602,000 in letters of credit issued under the Credit Agreement. Amounts outstanding under the Credit Agreement as of October 1, 2011 are classified as short-term debt as the expiration date of the Credit Agreement is September 2012.
At October 1, 2011 the carrying value and fair value of the Company’s debt was $1,907,720,000 and $2,022,891,000, respectively. Fair value was estimated primarily based upon quoted market prices.
5. Derivative financial instruments
Many of the Company’s subsidiaries, on occasion, purchase and sell products in currencies other than their functional currencies. This subjects the Company to the risks associated with fluctuations in foreign currency exchange rates. The Company reduces this risk by utilizing natural hedging (i.e. offsetting receivables and payables) as well as by creating offsetting positions through the use of derivative financial instruments, primarily forward foreign exchange contracts with maturities of less than sixty days. The Company continues to have exposure to foreign currency risks to the extent they are not hedged. The Company adjusts all foreign denominated balances and any outstanding foreign exchange contracts to fair market value through the consolidated statements of operations. Therefore, the market risk related to the foreign exchange contracts is offset by the changes in valuation of the underlying items being hedged. The asset or liability representing the fair value of foreign exchange contracts, based upon level 2 criteria under the fair value measurements standard, is classified in the captions “other current assets” or “accrued expenses and other,” as applicable, in the accompanying consolidated balance sheets and were not material. In addition, the Company did not have material gains or losses related to the forward contracts which are recorded in “other (expense) income, net” in the accompanying consolidated statements of operations.
The Company generally does not hedge its investment in its foreign operations. The Company does not enter into derivative financial instruments for trading or speculative purposes and monitors the financial stability and credit standing of its counterparties.

AVNET, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
6. Commitments and contingencies
Bell
During fiscal 2011, the Company recognized a contingent liability of $10,000,000 for potential unpaid import duties associated with the acquisition of Bell Microproducts Inc. (“Bell”). Prior to the acquisition of Bell by Avnet, Customs and Border Protection (“CBP”) initiated a review of the importing process at one of Bell’s subsidiaries, identified compliance deficiencies and, subsequent to the acquisition of Bell by Avnet, CBP began a compliance audit. The Company evaluated projected duties, interest and penalties that potentially may be imposed as a result of the audit and recognized a contingent liability of $10,000,000, which was recorded to goodwill in fiscal 2011. Depending on the ultimate resolution of the matter with CBP, the Company estimates the range of the potential exposure associated with the liability may be up to $73 million; however, the Company believes the contingent liability recorded is a reasonable estimate of the liability based upon the facts available at this time.
Other
From time to time, the Company may become a party to, or otherwise involved in other pending and threatened litigation, tax, environmental and other matters arising in the ordinary course of conducting its business. Management does not anticipate that any contingent matters will have a material adverse effect on the Company’s financial condition, liquidity or results of operations.
7. Income taxes
The Company’s effective tax rate on its income before income taxes was 29.0% in the first quarter of fiscal 2012 as compared with 32.5% in the first quarter of fiscal 2011. During the first quarter of fiscal 2011, the Company recognized an income tax adjustment of $13,932,000 primarily related to the non-cash write-off of a deferred tax asset associated with the integration of an acquisition which was partially offset by the non-taxable gain on bargain purchase (see Note 2).
The tax rate is impacted primarily by the statutory tax rates of the countries in which the Company operates and the related levels of income in those jurisdictions as well as assessment of tax risks that are common to multinational enterprises and assessments of the realizability of deferred tax assets and the associated establishment or release of tax valuation allowances.
8. Pension plan
The Company’s noncontributory defined benefit pension plan (the “Plan”) covers substantially all domestic employees. Components of net periodic pension costs during the quarters ended October 1, 2011 and October 2, 2010 were as follows:

	First Quarters Ended
	October 1,	October 2,
	2011	2010
	(Thousands)
Service cost	$7,095	$7,275
Interest cost	3,731	3,600
Expected return on plan assets	(6,734)	(6,975)
Recognized net actuarial loss	2,420	2,325
Amortization of prior service credit	(469)	(475)

Net periodic pension cost	$6,043	$5,750

There were no contributions made to the Plan during the first three months of fiscal 2012.

AVNET, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
9. Shareholders’ equity
Comprehensive income

	First Quarters Ended
	October 1,	October 2,
	2011	2010
	(Thousands)
Net income	$139,030	$138,174
Foreign currency translation adjustments	(186,258)	175,652

Total comprehensive income	$(47,228)	$313,826

Share repurchase program
In August 2011, the Company’s Board of Directors authorized the repurchase of up to $500,000,000 of common stock in the open market or through privately negotiated transactions. The timing and actual number of shares purchased will depend on a variety of factors such as price, corporate and regulatory requirements, and prevailing market conditions. From August 15, 2011, when the program was made effective, through the end of the first quarter of fiscal 2012, the Company repurchased 3,450,000 shares under this program with an average market price of $26.32 per share at the dates of repurchase for a total cost of $90,860,000. This amount differs from the cash used for repurchases of common stock on the consolidated statement of cash flows to the extent repurchases were not settled at the end of the quarter. Repurchased shares were retired.
10. Earnings per share

	First Quarters Ended
	October 1,	October 2,
	2011	2010
	(Thousands, except per
	share data)

Numerator:
Net income	$139,030	$138,174

Denominator:
Weighted average common shares for basic earnings per share	152,270	152,004
Net effect of dilutive stock options and performance share awards	2,236	1,642

Weighted average common shares for diluted earnings per share	154,506	153,646

Basic earnings per share	$0.91	$0.91

Diluted earnings per share	$0.90	$0.90

Options to purchase 918,000 and 667,000 shares of the Company’s stock were excluded from the calculations of diluted earnings per share for the quarters ended October 1, 2011 and October 2, 2010, respectively, because the exercise price for those options was above the average market price of the Company’s stock for those periods. Therefore, inclusion of these options in the diluted earnings per share calculation would have had an anti-dilutive effect.

AVNET, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
11. Additional cash flow information
Interest and income taxes paid in the three months ended October 1, 2011 and October 2, 2010 were as follows:

	First Quarters Ended
	October 1,	October 2,
	2011	2010
	(Thousands)
Interest	$30,091	$30,104
Income taxes	24,374	42,994
12. Segment information

	First Quarters Ended
	October 1,	October 2,
	2011	2010
	(Thousands)
Sales:
Electronics Marketing	$3,816,266	$3,620,604
Technology Solutions	2,609,740	2,561,784

	$6,426,006	$6,182,388

Operating income (loss):
Electronics Marketing	$191,156	$192,084
Technology Solutions	65,037	56,689
Corporate	(33,129)	(26,244)

	223,064	222,529
Restructuring, integration and other charges (Note 13)	—	(28,067)

	$223,064	$194,462

Sales, by geographic area:
Americas (1)	$2,771,605	$2,721,214
EMEA (2)	1,902,276	1,887,504
Asia/Pacific (3)	1,752,125	1,573,670

	$6,426,006	$6,182,388

(1)	Includes sales in the United States of $2.4 billion for both quarters ended October 1, 2011 and October 2, 2010.

(2)
Includes sales in Germany and United Kingdom of $723.6 million and $358.2 million, respectively, for the quarter ended October 1, 2011, and $700.1 million and $425.8 million, respectively, for the quarter ended October 2, 2010.

(3)
Includes sales in Taiwan, China (including Hong Kong) and Singapore of $511.1 million, $574.1 million and $305.8 million, respectively, for the quarter ended October 1, 2011 and $443.1 million, $590.9 million and $287.7 million, respectively, for the quarter ended October 2, 2010.

AVNET, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

	October 1,	July 2,
	2011	2011
	(Thousands)
Assets:
Electronics Marketing	$6,056,387	$5,890,871
Technology Solutions	3,569,598	3,765,157
Corporate	156,569	249,541

	$9,782,554	$9,905,569

Property, plant, and equipment, net, by geographic area
Americas (4)	$255,138	$242,450
EMEA (5)	150,654	150,601
Asia/Pacific	26,876	26,122

	$432,668	$419,173

(4)	Includes property, plant and equipment, net, of $244.1 million and $231.3 million as of October 1, 2011 and July 2, 2011, respectively, in the United States.

(5)
Includes property, plant and equipment, net, of $93.7 million, $23.0 million and $16.9 million in Germany, Belgium and the United Kingdom, respectively, as of October 1, 2011 and $92.8 million, $23.4 million and $16.4 million, respectively, as of July 2, 2011.

13. Restructuring, integration and other charges
Fiscal 2011
During fiscal 2011, the Company incurred restructuring, integration and other charges related to acquisition and integration activities associated with acquired businesses. The following table presents the activity during the first three months of fiscal 2012 related to the remaining restructuring reserves established during fiscal 2011.

	Severance	Facility
	Reserves	Exit Costs	Other	Total
	(Thousands)
Balance at July 2, 2011	$9,803	$8,294	$1,038	$19,135
Cash payments	(4,301)	(784)	(264)	(5,349)
Adjustments	21	19	3	43
Other, principally foreign currency translation	(458)	(221)	(14)	(693)

Balance at October 1, 2011	$5,065	$7,308	$763	$13,136

As of October 1, 2011, management expects the majority of the remaining severance and other reserves to be utilized by the end of fiscal 2013 and the remaining facility exit cost reserves to be utilized by the end of fiscal 2016.

AVNET, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
Fiscal 2010
During fiscal 2010, the Company incurred restructuring, integration and other charges related to the remaining cost reduction actions announced in fiscal 2009, which were taken in response to market conditions, as well as integration costs associated with acquired businesses. The following table presents the activity during the first three months of fiscal 2012 related to the remaining restructuring reserves that were established during fiscal 2010.

	Severance	Facility
	Reserves	Exit Costs	Other	Total
	(Thousands)

Balance at July 2, 2011	$17	$232	$1,966	$2,215
Cash payments	—	(37)	(62)	(99)
Other, principally foreign currency translation	(1)	(4)	(108)	(113)

Balance at October 1, 2011	$16	$191	$1,796	$2,003

As of October 1, 2011, management expects the majority of the remaining severance and other reserves to be utilized by the end of fiscal 2012 and the remaining facility exit cost reserves to be utilized by the end of fiscal 2014.
Fiscal 2009
During fiscal 2009, the Company incurred restructuring, integration and other charges related to cost reduction actions, costs for integration activity for acquired businesses and other items. The following table presents the activity during the first three months of fiscal 2012 related to the remaining restructuring reserves established during fiscal 2009.

	Severance	Facility
	Reserves	Exit Costs	Total
	(Thousands)

Balance at July 2, 2011	$299	$5,599	$5,898
Cash payments	(17)	(1,785)	(1,802)
Adjustments	(18)	(68)	(86)
Other, principally foreign currency translation	(17)	(45)	(62)

Balance at October 1, 2011	$247	$3,701	$3,948

As of October 1, 2011, management expects the majority of the remaining severance reserves to be utilized by the end of fiscal 2013 and the remaining facility exit cost reserves to be utilized by the end of fiscal 2014.
Fiscal 2008 and prior restructuring reserves
In fiscal 2008 and prior, the Company incurred restructuring charges under four separate restructuring plans of which two are remaining. As of October 1, 2011, the remaining reserves associated with these actions totaled $690,000 which are expected to be fully utilized by the end of fiscal 2016.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations
For a description of the Company’s critical accounting policies and an understanding of the significant factors that influenced the Company’s performance during the quarter ended October 1, 2011, this Management’s Discussion and Analysis of Financial Condition and Results of Operations (“MD&A”) should be read in conjunction with the consolidated financial statements, including the related notes, appearing in Item 1 of this Report, as well as the Company’s Annual Report on Form 10-K for the year ended July 2, 2011.
There are references to the impact of foreign currency translation in the discussion of the Company’s results of operations. Over the past several years, the exchange rates between the US Dollar and many foreign currencies, especially the Euro, have fluctuated significantly. For example, the US Dollar has weakened against the Euro by approximately 10% when comparing the first quarter of fiscal 2012 with the first quarter of fiscal 2011; therefore, part of the fluctuation between the first quarter of fiscal 2012 results of operations and the prior year first quarter are a result of changes in foreign currency exchange rates. When the weaker US Dollar exchange rates of the current year are used to translate the results of operations of Avnet’s subsidiaries denominated in foreign currencies, the resulting impact is an increase in US Dollars of reported results. In the discussion that follows, this is referred to as the “translation impact of changes in foreign currency exchange rates” and is also referred to as “constant currency.”
In addition to disclosing financial results that are determined in accordance with US generally accepted accounting principles (“GAAP”), the Company also discloses certain non-GAAP financial information, including:
•	Income or expense items as adjusted for the translation impact of changes in foreign currency exchange rates, as discussed above.
•
Sales adjusted for certain items that impact the year-over-year analysis, which included (i) the impact of acquisitions by adjusting Avnet’s prior periods to include the sales of businesses acquired as if the acquisitions had occurred at the beginning of the period presented; (ii) the impact of a divestiture by adjusting Avnet’s prior periods to exclude the sales of the business divested as if the divestiture had occurred at the beginning of the period presented; and (iii) the impact of the transfer at the beginning of fiscal 2012 of the Latin America computing components business from TS Americas to EM Americas which is being managed as part of the EM embedded business. Sales taking into account the combination of these adjustments are referred to as “pro forma sales” or “organic sales.”

•
Operating income excluding restructuring, integration and other charges incurred in the first quarter of fiscal 2011 (see Restructuring, Integration and Other Charges in this MD&A). The reconciliation to GAAP is presented in the following table.

	First Quarters Ended
	October 1,	October 2,
	2011	2010
	(Thousands)
GAAP operating income	$223,064	$194,462
Restructuring, integration and other charges	—	28,067

Adjusted operating income	$223,064	$222,529

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
Avnet has two primary operating groups — Electronics Marketing (“EM”) and Technology Solutions (“TS”). Both operating groups have operations in each of the three major economic regions of the world: the Americas; Europe, the Middle East and Africa (“EMEA”); and Asia/Pacific, consisting of Asia, Australia and New Zealand (“Asia” or “Asia/Pac”). A brief summary of each operating group is provided below:
•
EM markets and sells semiconductors and interconnect, passive and electromechanical devices (“IP&E”) and embedded products for more than 300 of the world’s leading electronic component manufacturers. EM markets and sells its products and services to a diverse customer base serving many end-markets including automotive, communications, computer hardware and peripheral, industrial and manufacturing, medical equipment, military and aerospace. EM also offers an array of value-added services that help customers evaluate, design-in and procure electronic components throughout the lifecycle of their technology products and systems. By working with EM from the design phase throughout new product introduction and through the product lifecycle, customers and suppliers can accelerate their time to market and realize cost efficiencies in both the design and manufacturing process.

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

Results of Operations
Executive Summary
Revenue for the first quarter of fiscal 2012 was $6.43 billion, an increase of 3.9% from the first quarter of fiscal 2011 revenue of $6.18 billion. Organic revenue growth was 3.6% year over year. After seven consecutive quarters of strong year-over-year revenue growth, business decelerated during the first quarter of fiscal 2012 as organic revenue was roughly flat year over year excluding the translation impact of changes in foreign currency exchange rates. While the September quarter is typically the Company’s weakest revenue quarter, the sequential revenue decline in the first quarter of fiscal 2012 was more than normal seasonality due primarily to the double-digit sequential declines experienced in the EMEA region at both operating groups. EM sales increased 5.4% over the prior year first quarter and organic revenue on a sequential basis was down 7.1% which was below the expected seasonality range of up 1% to down 3% primarily due to the combination of the impact of the current supply chain correction and a sequential revenue decline in the EMEA region, which was coming off an exceptionally strong performance in the June quarter. While EMEA was the weakest region for EM, there was slightly lower revenue than expected in the Americas and Asia regions. TS sales increased 1.9% over the prior year first quarter while its organic sales increased 9.7% year over year and increased 6.3% excluding the translation impact of foreign currency exchange rate. On a product level, software grew greater than 40% year over year, while hardware grew more than 30% led by industry standard servers and storage. The growth in organic sales was driven primarily by double-digit growth in the Americas and Asia, partially offset by a decline in EMEA.

Gross profit margin of 11.7% was essentially flat over the prior year first quarter and declined 21 basis points sequentially. EM gross profit margin was down 27 basis points year over year primarily driven by the Americas region as a result of the Latin America computing components business transferred from TS, which is a lower gross profit margin business. EM gross profit margin was down 107 basis points sequentially, primarily due to (i) the double-digit decline in revenue in the higher gross profit margin EMEA region and (ii) the impact of the transfer of the Latin America computing components business noted above. TS gross profit margin was up 38 basis points year over year driven by EMEA, which improved significantly over the prior year first quarter.
Consolidated operating income margin was 3.5% as compared with 3.2% in the prior year first quarter. EM operating income margin declined 30 basis points year over year to 5.0% which remained within management’s target range for the seventh consecutive quarter. TS operating income margin increased 28 basis points to 2.5% with all three regions contributing to the improvement, somewhat benefited by the transfer of the computing components business to EM.
Sales
The table below provides the comparison of first quarter fiscal 2012 and 2011 sales for the Company and its operating groups. In addition, there were several items that impacted the comparison of first quarter sales to sales in the prior year first quarter; therefore, the table below also provides pro forma (or organic) sales which represents sales adjusted for (i) the impact of acquisitions by adjusting Avnet’s prior periods to include the sales of businesses acquired as if the acquisitions had occurred at the beginning of the period presented; (ii) the impact of a divestiture by adjusting Avnet’s prior periods to exclude the sales of the business divested as if the divestiture had occurred at the beginning of the period presented; and (iii) the impact of the transfer at the beginning of fiscal 2012 of the Latin America computing components business from TS Americas to EM Americas which is being managed as part of the EM embedded business. Sales taking into account the combination of these adjustments are referred to as “pro forma sales” or “organic sales.”

						Pro forma
			Year-Year	Pro forma	Pro forma	Year-Year
	Q1-Fiscal ’12	Q1-Fiscal ’11	% Change	Q1-Fiscal ’12	Q1-Fiscal ’11	% Change
	(Dollars in thousands)
Avnet, Inc.	$6,426,006	$6,182,388	3.9%	$6,445,283	$6,219,544	3.6%
EM	3,816,266	3,620,604	5.4	3,835,543	3,840,619	(0.1)
TS	2,609,740	2,561,784	1.9	—	2,378,925	9.7
EM
Americas	$1,383,216	$1,259,731	9.8%	$—	$1,379,066	0.3%
EMEA	1,123,767	1,079,704	4.1	—	—	—
Asia	1,309,283	1,281,169	2.2	1,328,560	1,381,849	(3.9)
TS
Americas	$1,388,389	$1,461,483	(5.0)%	$—	$1,225,308	13.3%
EMEA	778,509	807,800	(3.6)	—	826,958	(5.9)
Asia	442,842	292,501	51.4	—	326,659	35.6
Totals by Region
Americas	$2,771,605	$2,721,214	1.9%	$—	$2,604,374	6.4%
EMEA	1,902,276	1,887,504	0.8	—	1,906,662	(0.2)
Asia	1,752,125	1,573,670	11.3	1,771,402	1,708,508	3.7

The following tables present the reconciliation of the reported sales to pro forma sales for first quarter of fiscal 2012 and 2011.

	As	Acquisition	Pro forma
	Reported	Sales(1)	Sales
	(Thousands)
Q1 Fiscal 2012
Avnet, Inc.	$6,426,006	$19,277	$6,445,283
EM	3,816,266	19,277	3,835,543
EM Asia	1,309,283	19,277	1,328,560

(1)	Includes businesses acquired in August 2011 in the EM Asia region (see table below).

			Transfer of
	As	Acquisition/	TS Business	Pro forma
	Reported	Divested Sales(1)	to EM	Sales
	(Dollars in thousands)
Q1 Fiscal 2011
Avnet, Inc.	$6,182,388	$37,156	$—	$6,219,544
EM	3,620,604	103,823	116,192	3,840,619
TS	2,561,784	(66,667)	(116,192)	2,378,925
EM
Americas	$1,259,731	$3,143	$116,192	$1,379,066
EMEA	1,079,704	—	—	1,079,704
Asia	1,281,169	100,680	—	1,381,849
TS
Americas	$1,461,483	$(119,983)	$(116,192)	$1,225,308
EMEA	807,800	19,158	—	826,958
Asia	292,501	34,158	—	326,659

(1)	Includes the following acquisitions:

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

Amosdec acquired in July 2011 in the TS EMEA region

Prospect Technology acquired in August 2011 in the EM Asia region

JC Tally Trading Co and subsidiary acquired in August 2011 in the EM Asia region

Also reflects the divesture of New Prosys in January 2011
Consolidated sales for the first quarter of fiscal 2012 were $6.43 billion, an increase of 3.9%, or $244 million, from the prior year first quarter consolidated sales of $6.18 billion. Organic sales (as defined earlier in this MD&A) increased 3.6% and were essentially flat excluding the translation impact of foreign currency exchange rates.
EM sales of $3.82 billion in the first quarter of fiscal 2012 increased 5.4% over the prior year first quarter sales of $3.62 billion. The comparison to prior year was impacted by the transfer of the Latin America computing components business from TS Americas to EM Americas as well as acquisitions in Asia and changes in foreign currency exchange rates. Excluding the impact of these items, organic revenue in constant currency was down 3% year over year. Organic revenue on a sequential basis was down 7.1%, which was below the expected seasonality of up 1% to down 3%, which was primarily due to the combination of (i) the impact of the current supply chain correction as customers continue to adjust inventory levels as a result of decelerating growth and shorter product lead times, and (ii) a sequential revenue decline in the EMEA region, which was coming off exceptionally strong performance in the June quarter. While the EMEA region was the weakest, the Americas and Asia regions experienced slightly lower revenue than expected.

TS sales of $2.61 billion in the first quarter of fiscal 2012 increased 1.9% over the prior year first quarter sales of $2.56 billion. The year-over-year growth was due primarily to Asia which grew 51%, partially offset by declines in the Americas and EMEA of 5.0% and 3.6%, respectively. The comparison to prior year was impacted by the transfer of the Latin America computing components business from TS Americas to EM Americas as well as acquisitions and changes in foreign currency exchange rates. Organic sales increased 9.7% year over year and 6.3% excluding the translation impact of foreign currency exchange rates. The year-over-year organic sales growth was driven by double-digit growth in the Americas and Asia, which was partially offset by a decline in EMEA of 5.9% and 12.5% excluding the translation impact of changes in foreign currency exchange rates.
Gross Profit and Gross Profit Margins
Consolidated gross profit for the first quarter of fiscal 2012 was $753.6 million, an increase of $30.5 million, or 4.2%, from the prior year first quarter. Gross profit margin of 11.7% was essentially flat over the prior year first quarter and declined 21 basis points sequentially. EM gross profit margin was down 27 basis points year over year primarily driven by the Americas region as a result of the transfer from TS of the lower gross profit margin Latin America computing components business. EM gross profit margin was down 107 basis points sequentially, primarily due to the impact of the transfer of the business noted above and the double-digit decline in revenue in the higher gross profit margin EMEA region. TS gross profit margin was up 38 basis points year over year and up 76 basis points sequentially. Even though all three regions contributed to the improvement, EMEA in particular had significant year-over-year improvement in its gross profit margin.
Selling, General and Administrative Expenses
Selling, general and administrative expenses (“SG&A expenses”) were $530.5 million in the first quarter of fiscal 2012, which was an increase of $29.9 million, or 6.0%, from the prior year first quarter. Of the $29.9 million increase, approximately $20 million was due to the translation impact of changes in foreign currency exchange rates and approximately $3.2 million was associated with acquisitions. Metrics that management monitors with respect to its operating expenses are SG&A expenses as a percentage of sales and as a percentage of gross profit. In the first quarter of fiscal 2012, SG&A expenses were 8.3% of sales and 70.4% of gross profit as compared with 8.1% and 69.2%, respectively, in the first quarter of fiscal 2011. SG&A expenses as a percentage of gross profit at TS decreased 200 basis points year over year with all three regions contributing to this improvement.
Restructuring, Integration and Other Charges
In the first quarter of fiscal 2011, restructuring, integration and other charges amounted to $28.1 million pre-tax, $20.2 million after tax and $0.13 per share on a diluted basis. Restructuring costs included $8.3 million pre-tax for severance and $2.4 million pre-tax for facility exit costs for lease liabilities and fixed asset write downs associated with vacated facilities. Transaction costs of $10.8 million pre-tax consisted primarily of professional fees for brokering the deals, due diligence work and other legal costs. Integration costs of $7.3 million pre-tax included professional fees associated with legal and IT consulting, facility moving costs, travel, meeting, marketing and communication costs that were incrementally incurred as a result of the integration activity. Also included in integration costs are incremental salary and employee benefits costs, primarily of the acquired businesses’ personnel who where retained by Avnet for extended periods following the close of the acquisitions solely to assist in the integration of the acquired businesses’ IT systems and administrative and logistics operations into those of Avnet. These identified personnel have no other meaningful day-to-day operational responsibilities outside of the integration effort. The Company also recorded a reversal of $0.7 million to adjust reserves related to prior year restructuring activity which were no longer required.

Operating Income
During the first quarter of fiscal 2012, the Company generated operating income of $223.1 million, up 14.7% as compared with $194.5 million in the prior year first quarter. Consolidated operating income margin was 3.5% as compared with 3.2% in the prior year first quarter, which included restructuring, integration and other charges of $28.1 million pre-tax, $20.2 million after tax and $0.13 per share on a diluted basis. Excluding these charges, operating income was $222.5 million and operating income margin was 3.6% in the prior year first quarter. EM operating income of $191.2 million was essentially flat year over year and its operating income margin declined 30 basis points year over year to 5.0% which remained within management’s target range for the seventh consecutive quarter. The year-over-year decline at EM was driven by the lower than expected seasonal revenue decline and the impact of the transfer of the Latin America computing components business from TS noted above. TS operating income of $65.0 million increased 14.7% year over year and operating income margin increased 28 basis points to 2.5% driven primarily by the Americas, which benefited somewhat from the transfer of the Latin America computing components business to EM, and to a lesser extent, by the improvement in Europe and Asia. Corporate operating expenses were $33.1 million in the first quarter of fiscal 2012 as compared with $26.2 million in the first quarter of fiscal 2011, which was an increase of $6.9 million primarily due to the increase in stock-based compensation expense over the year ago quarter.
Interest Expense and Other (Expense) Income, Net
Interest expense for the first quarter of fiscal 2012 was $21.9 million, essentially flat as compared with interest expense of $22.0 million in the first quarter of fiscal 2011. See Financing Transactions for further discussion of the Company’s outstanding debt.
During the first quarter of fiscal 2012, the Company recognized $5.4 million of other expense, primarily due to foreign exchange losses, as compared with $3.3 million of other income in prior year which included foreign currency exchange gains.
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
Income Tax Provision
The Company’s effective tax rate on its income before income taxes was 29.0% in the first quarter of fiscal 2012 as compared with 32.5% in the first quarter of fiscal 2011. During the first quarter of fiscal 2011, the Company recognized an income tax adjustment of $13.9 million primarily related to the non-cash write-off of a deferred tax asset associated with the integration of an acquisition which was partially offset by the non-taxable gain on bargain purchase as mentioned above.
The tax rate is impacted primarily by the statutory tax rates of the countries in which the Company operates and the related levels of income in those jurisdictions as well as assessment of tax risks that are common to multinational enterprises and assessments of realizability of deferred tax assets and the associated establishment or release of tax valuation allowances.
Net Income
As a result of the factors described in the preceding sections of this MD&A, the Company’s consolidated net income for the first quarter of fiscal 2012 was $139.0 million, or $0.90 per share on a diluted basis, as compared with $138.2 million, or $0.90 per share on a diluted basis, in the prior year first quarter.

LIQUIDITY AND CAPITAL RESOURCES
Cash Flow
Cash Flow from Operating Activities
The Company used $204.1 million of cash and cash equivalents for its operating activities during the first quarter of fiscal 2012, as compared with a use of $112.3 million in the first quarter of fiscal 2011. These results are comprised of: (1) cash flow generated from net income excluding non-cash and other reconciling items, which includes the add-back of depreciation and amortization, deferred income taxes, stock-based compensation and other non-cash items (primarily the provision for doubtful accounts and periodic pension costs) and (2) cash flow used for working capital, excluding cash and cash equivalents. Cash used for working capital during the first quarter of fiscal 2012 was driven by a reduction in payables of $373.8 million with both EM and TS contributing to the reduction. In addition, inventory increased $89.0 million, primarily attributable to EM, which was partially offset by a reduction in accounts receivable of $125.4 million. The Company used more cash for operations than expected as the slowdown in business had the short-term impact of increasing working capital. As business began to decelerate during the quarter, orders to suppliers were reduced and, as a result, accounts payable declined significantly. Net days outstanding increased 5 days since fiscal year end, however, receivable days continue to be at or near pre-recession levels as there have not been any significant change in terms provided to customers. Comparatively, cash used for working capital during the first quarter of fiscal 2011 consisted of accounts receivable growth of $110.9 million, inventory growth of $269.8 million, partially offset by growth in payables of $130.7 million.
Cash Flow from Financing Activities
The Company received net proceeds of $389.0 million primarily from borrowings under the accounts receivable securitization program and bank credit facilities during the first quarter of fiscal 2012. In addition, the Company used $81.9 million of cash to repurchase common stock under the $500 million share repurchase program authorized by the Board in August 2011 (see Item 2. Unregistered Sales of Equity Securities and Use of Proceeds in this Form 10-Q). During the first quarter of fiscal 2011, the Company received proceeds of $261.5 million from bank credit facilities and other debt.
Cash Flow from Investing Activities
The Company used $103.2 million of cash for acquisitions, net of cash acquired, and $39.7 million for capital expenditures primarily related to system development costs and computer hardware and software expenditures. During the first quarter of fiscal 2011, the Company used $574.8 million of cash for acquisitions, net of cash acquired, and $31.5 million for capital expenditures related to building and leasehold improvements, system development costs, computer hardware and software.
Capital Structure and Contractual Obligations
The following table summarizes the Company’s capital structure as of the end of the first quarter of fiscal 2012 with a comparison to fiscal 2011 year-end:

	October 1,	% of Total	July 2,	% of Total
	2011	Capitalization	2011	Capitalization
	(Dollars in thousands)
Short-term debt	$756,947	13.0%	$243,079	4.4%
Long-term debt	1,150,773	19.7	1,273,509	22.8

Total debt	1,907,720	32.7	1,516,588	27.2
Shareholders’ equity	3,931,017	67.3	4,056,070	72.8

Total capitalization	$5,838,737	100.0	$5,572,658	100.0

For a description of the Company’s long-term debt and lease commitments for the next five years and thereafter, see Long-Term Contractual Obligations appearing in Item 7 of the Company’s Annual Report on Form 10-K for the year ended July 2, 2011. With the exception of the Company’s debt transactions discussed herein, there are no material changes to this information outside of normal lease payments.
The Company does not currently have any material commitments for capital expenditures.

Financing Transactions
The Company has a five-year $500.0 million unsecured revolving credit facility (the “Credit Agreement”) with a syndicate of banks that expires in September 2012. Under the Credit Agreement, the Company may elect from various interest rate options, currencies and maturities. As of the end of the first quarter of fiscal 2012, there were $61.5 million in borrowings outstanding under the Credit Agreement included in “short-term debt” in the consolidated financial statements. In addition, there were $17.1 million in letters of credit issued under the Credit Agreement which represent a utilization of Credit Agreement capacity but are not recorded in the consolidated balance sheet as the letters of credit are not debt. As of July 2, 2011, there were $122.1 million in borrowings outstanding included in “long-term debt” in the consolidated financial statements and $16.6 million in letters of credit issued under the Credit Agreement.
During the first quarter of fiscal 2012, the Company amended its accounts receivable securitization program (the “Program”) with a group of financial institutions to allow the Company to sell, on a revolving basis, an undivided interest of up to $750.0 million ($600.0 million prior to the amendment) in eligible receivables while retaining a subordinated interest in a portion of the receivables. The Program does not qualify for sale treatment and, as a result, any borrowings under the Program are recorded as debt on the consolidated balance sheet. The Program contains certain covenants, all of which the Company was in compliance with as of October 1, 2011. The Program has a one year term that expires in August 2012. There were $485.0 million in borrowings outstanding under the Program at October 1, 2011 and $160.0 million outstanding at July 2, 2011.
Notes outstanding at October 1, 2011 consisted of:
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
Covenants and Conditions
The Credit Agreement contains certain covenants with various limitations on debt incurrence, dividends, investments and capital expenditures and also includes financial covenants requiring the Company to maintain minimum interest coverage and leverage ratios. Management does not believe that the covenants in the Credit Agreement limit the Company’s ability to pursue its intended business strategy or future financing needs. The Company was in compliance with all covenants of the Credit Agreement as of October 1, 2011.
The Securitization Program requires the Company to maintain certain minimum interest coverage and leverage ratios as defined in the Credit Agreement in order to continue utilizing the Securitization Program. The Securitization Program also contains certain covenants relating to the quality of the receivables sold. If these conditions are not met, the Company may not be able to borrow any additional funds and the financial institutions may consider this an amortization event, as defined in the agreement, which would permit the financial institutions to liquidate the accounts receivables sold to cover any outstanding borrowings. Circumstances that could affect the Company’s ability to meet the required covenants and conditions of the Securitization Program include the Company’s ongoing profitability and various other economic, market and industry factors. Management does not believe that the covenants under the Securitization Program limit the Company’s ability to pursue its intended business strategy or future financing needs. The Company was in compliance with all covenants of the Securitization Program as of October 1, 2011.
See Liquidity below for further discussion of the Company’s availability under these various facilities.

Liquidity
The Company had total borrowing capacity of $1.25 billion at October 1, 2011 under the Credit Agreement and the Securitization Program. There were $61.5 million in borrowings outstanding and $17.1 million in letters of credit issued under the Credit Agreement and $485.0 million outstanding under the Securitization Program, resulting in $686.4 million of net availability at the end of the first quarter. As mentioned previously, the Company amended its Securitization Program in August 2011 to increase the borrowing capacity from $600.0 million to $750.0 million. During the first quarter of fiscal 2012, the Company had an average daily balance outstanding of approximately $30 million under the Credit Agreement and approximately $430 million under the Securitization Program. During the first quarter of fiscal 2011, the Company had an average daily balance outstanding of approximately $90 million under the Credit Agreement and approximately $220 million under the Securitization Program.
The Company had cash and cash equivalents of $622.4 million as of October 1, 2011, of which $555.1 million was held outside the U.S. As of July 2, 2011, the Company had cash and cash equivalents of $675.3 billion, of which $613.2 million was held outside of the U.S. Liquidity is subject to many factors, such as normal business operations as well as general economic, financial, competitive, legislative, and regulatory factors that are beyond the Company’s control. Cash balances generated and held in foreign locations are used for on-going working capital, capital expenditure needs and to support acquisitions. These balances are currently expected to be permanently reinvested outside the U.S. If these funds were needed for general corporate use in the U.S., the Company would incur significant income taxes to repatriate cash held in foreign locations but only to the extent they are in excess of outstanding intercompany loans due to Avnet, Inc. from the foreign subsidiaries. In addition, local government regulations may restrict the Company’s ability to move funds among various locations under certain circumstances. Management does not believe such restrictions would limit the Company’s ability to pursue its intended business strategy.
During the first three months of fiscal 2012, the Company utilized $103.2 million of cash, net of cash acquired, for acquisitions. The Company has been making and expects to continue to make strategic investments through acquisition activity to the extent the investments strengthen Avnet’s competitive position and meet management’s return on capital thresholds.
In addition to continuing to make investments in acquisitions, the Company may repurchase up to an aggregate of $500 million of shares of the Company’s common stock through a share repurchase program approved by the Board of Directors in August 2011. The Company plans to repurchase stock from time to time at the discretion of management, subject to strategic considerations, market conditions and other factors. The Company may terminate or limit the stock repurchase program at any time without prior notice. The timing and actual number of shares purchased will depend on a variety of factors such as price, corporate and regulatory requirements, and prevailing market conditions. Since inception of the program in August through the end of the first quarter of fiscal 2012, the Company repurchased 3.45 million shares under this program with an average market price of $26.32 per share at the dates of repurchase for a total cost of $90.9 million. This amount differs from the cash used for repurchases of common stock on the consolidated statement of cash flows to the extent repurchases were not settled at the end of the quarter. Shares repurchased were retired.
During periods of weakening demand in the electronic component and enterprise computer solutions industry, the Company typically generates cash from operating activities. Conversely, the Company is also more likely to use operating cash flows for working capital requirements during periods of higher growth. However, even though sales declined sequentially in the first three months of fiscal 2012, the Company utilized $204.1 million of cash for operations but has generated $186.3 million of cash from operations over the trailing twelve month period. Management believes that Avnet’s borrowing capacity, its current cash availability and the Company’s expected ability to generate operating cash flows in the future are sufficient to meet its projected financing needs.

COMPARATIVE ANALYSIS — LIQUIDITY
(Dollars in millions)
The following table highlights the Company’s liquidity and related ratios as of the end of the first quarter of fiscal 2012 with a comparison to the fiscal 2011 year-end:

	October 1,	July 2,	Percentage
	2011	2011	Change
Current Assets	$8,066.9	$8,227.2	(1.9)%
Quick Assets	5,215.9	5,439.6	(4.1)
Current Liabilities	4,592.9	4,477.7	2.6
Working Capital (1)	3,474.0	3,749.5	(7.3)
Total Debt	1,907.7	1,516.6	25.8
Total Capital (total debt plus total shareholders’ equity)	5,838.7	5,572.7	4.8
Quick Ratio	1.1:1	1.2:1
Working Capital Ratio	1.8:1	1.8:1
Debt to Total Capital	32.7%	27.2%

(1)	This calculation of working capital is defined as current assets less current liabilities.
The Company’s quick assets (consisting of cash and cash equivalents and receivables) decreased 4.1% from July 2, 2011 to October 1, 2011 due primarily to the decrease in receivables and cash since prior fiscal year end and the impact of the change in foreign currency exchange spot rates at October 1, 2011 as compared with July 2, 2011. Current assets decreased 1.9% due to a decrease in receivables offset by an increase in inventory and the impact of the change in foreign currency exchange spot rates. Current liabilities increased 2.6% primarily due to an increase in short-term borrowings partially offset by a decrease in accounts payables. As a result of the factors noted above, total working capital decreased by 7.3% during the first three months of fiscal 2012. Total debt increased by 25.8% primarily due to the increase in short-term borrowings, total capital increased 4.8% and the debt to capital ratio increased as compared with July 2, 2011 to 32.7%.
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
See Item 7A, Quantitative and Qualitative Disclosures About Market Risk, in the Company’s Annual Report on Form 10-K for the year ended July 2, 2011 for further discussion of market risks associated with interest rates and foreign currency exchange. Avnet’s exposure to foreign exchange risks have not changed materially since July 2, 2011 as the Company continues to hedge the majority of its foreign exchange exposures. Thus, any increase or decrease in fair value of the Company’s foreign exchange contracts is generally offset by an opposite effect on the related hedged position.
See Liquidity and Capital Resources — Financing Transactions appearing in Item 2 of this Form 10-Q for further discussion of the Company’s financing facilities and capital structure. As of October 1, 2011, 60% of the Company’s debt bears interest at a fixed rate and 40% of the Company’s debt bears interest at variable rates. Therefore, a hypothetical 1.0% (100 basis points) increase in interest rates would result in a $1.9 million impact on income before income taxes in the Company’s consolidated statement of operations for the quarter ended October 1, 2011.

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
During the first quarter of fiscal 2012, there were no changes to the Company’s internal control over financial reporting (as defined in Rule 13a-15(f) of the Exchange Act) that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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
This Report contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended and Section 21E of the Securities Exchange Act of 1934, as amended, with respect to the financial condition, results of operations and business of the Company. You can find many of these statements by looking for words like “believes,” “plans,” “expects,” “anticipates,” “should,” “will,” “may,” “estimates” or similar expressions in this Report or in documents incorporated by reference in this Report. These forward-looking statements are subject to numerous assumptions, risks and uncertainties. You should understand that the following important factors, in addition to those discussed elsewhere in this Quarterly Report and in the Company’s Annual Report on Form 10-K for the fiscal year ended July 2, 2011, could affect the Company’s future results, and could cause those results or other outcomes to differ materially from those expressed or implied in the forward-looking statements:
•	the effect of global economic conditions, including the current global economic downturn;
•
general economic and business conditions (domestic and foreign) affecting Avnet’s financial performance and, indirectly, Avnet’s credit ratings, debt covenant compliance, and liquidity and access to financing;

•	competitive pressures among distributors of electronic components and computer products resulting in increased competition for existing customers or otherwise;
•	adverse effects on our supply chain, shipping costs, customers and suppliers, including as a result of issues caused by natural and weather-related disasters;
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
The discussion of Avnet’s business and operations should be read together with the risk factors contained in Item 1A of its 2011 Annual Report on Form 10-K, filed with the Securities and Exchange Commission, which describe various risks and uncertainties to which the Company is or may become subject. These risks and uncertainties have the potential to affect Avnet’s business, financial condition, results of operations, cash flows, strategies or prospects in a material and adverse manner. As of October 1, 2011, there have been no material changes to the risk factors set forth in the Company’s 2011 Annual Report on Form 10-K.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds
In August 2011, the Company’s Board of Directors approved the repurchase of up to $500 million of the Company’s common stock through a share repurchase program. The following table includes the Company’s monthly purchases of common stock during the first quarter ended October 1, 2011 under the share repurchase program, which is part of a publicly announced plan and purchases of Avnet common stock made on the open market to obtain shares for purchase under the Company’s Employee Stock Purchase Plan (“ESPP”), which is not part of a publicly announced plan:

			Total Number of	Approximate Dollar
			Shares Purchased	Value of Shares That
	Total Number		as Part of Publicly	May Yet Be Purchased
	of Shares	Average Price	Announced Plans or	Under the Plans or
Period	Purchased (1)	Paid per Share	Programs	Programs

July	4,500	$28.58	—	$—
August	856,100	$26.22	850,000	$477,703,619
September	2,605,700	$26.35	2,600,000	$409,139,892

(1)	Includes purchases of Avnet’s common stock associated with the Company’s ESPP as follows: 4,500 shares in July, 6,100 shares in August and 5,700 shares in September.

Item 6.	Exhibits

Exhibit
Number		Exhibit

10.1
Amendment No. 2, dated as of August 25, 2011, to the Second Amended and Restated Receivables Purchase Agreement (incorporated herein by reference to the Company’s Current Report on Form 8-K dated August 26, 2011, Exhibit 10.1)

31.1	*	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	*	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	**	Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	**	Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS	**	XBRL Instance Document.

101.SCH	**	XBRL Taxonomy Extension Schema Document.

101.CAL	**	XBRL Taxonomy Extension Calculation Linkbase Document.

101.LAB	**	XBRL Taxonomy Extension Label Linkbase Document.

101.PRE	**	XBRL Taxonomy Extension Presentation Linkbase Document.

*	Filed herewith.

**
Furnished herewith. The information in these exhibits shall not be deemed to be “filed” for purposes of Section 18 of the Exchange Act, or otherwise subject to liability under that section, and shall not be incorporated by reference into any registration statement or other document filed under the Securities Act of 1933, as amended, except as expressly set forth by specific reference in such filing.

SIGNATURE
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

AVNET, INC. (Registrant)
By:	/s/ RAYMOND SADOWSKI
Raymond Sadowski
Senior Vice President and Chief Financial Officer
Date: October 28, 2011