Form 10-Q
period 2011-12-31
AVNET INC
filed 2012-01-27
CIK 8858

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
______________________
FORM 10-Q
______________________
QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended December 31, 2011
______________________
Commission File #1-4224
AVNET, INC.
Incorporated in New York
______________________
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
Indicate by checkmark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
As of January 20, 2012, the total number of shares outstanding of the registrant’s Common Stock was 145,050,427 shares, net of treasury shares.

AVNET, INC. AND SUBSIDIARIES
INDEX

Page No.
PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

Consolidated Balance Sheets at December 31, 2011 and July 2, 2011	3

Consolidated Statements of Operations for the second quarters and six months ended December 31, 2011 and January 1, 2011	4

Consolidated Statements of Cash Flows for the second quarters and six months ended December 31, 2011 and January 1, 2011	5

Notes to Consolidated Financial Statements	6

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations	15

Item 3. Quantitative and Qualitative Disclosures About Market Risk	25

Item 4. Controls and Procedures	25

PART II. OTHER INFORMATION

Item 1. Legal Proceedings	26

Item 1A. Risk Factors	26

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds	27

Item 6. Exhibits	28

Signature Page	29

Exhibit 31.1
Exhibit 31.2
Exhibit 32.1
Exhibit 32.2
EX-101 INSTANCE DOCUMENT
EX-101 SCHEMA DOCUMENT
EX-101 CALCULATION LINKBASE DOCUMENT
EX-101 LABELS LINKBASE DOCUMENT
EX-101 PRESENTATION LINKBASE DOCUMENT
EX-101 DEFINITION LINKBASE DOCUMENT

PART I
FINANCIAL INFORMATION

Item 1.	Financial Statements
AVNET, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(Unaudited)

	December 31, 2011	July 2, 2011
	(Thousands, except share amounts)
ASSETS
Current assets:
Cash and cash equivalents	$968,520	$675,334
Receivables, less allowances of $111,362 and $107,739, respectively	4,755,630	4,764,293
Inventories	2,513,922	2,596,470
Prepaid and other current assets	217,099	191,110
Total current assets	8,455,171	8,227,207
Property, plant and equipment, net	440,445	419,173
Goodwill (Notes 2 and 3)	945,220	885,072
Other assets	331,966	374,117
Total assets	$10,172,802	$9,905,569
LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Borrowings due within one year (Note 4)	$800,563	$243,079
Accounts payable	3,567,762	3,561,633
Accrued expenses and other	654,593	673,016
Total current liabilities	5,022,918	4,477,728
Long-term debt (Note 4)	1,184,688	1,273,509
Other long-term liabilities	110,114	98,262
Total liabilities	6,317,720	5,849,499
Commitments and contingencies (Note 6)
Shareholders’ equity (Notes 9 and 10):
Common stock $1.00 par; authorized 300,000,000 shares; issued 144,978,000 shares and 152,835,000 shares, respectively	144,978	152,835
Additional paid-in capital	1,254,373	1,233,209
Retained earnings	2,361,685	2,293,510
Accumulated other comprehensive income (Note 9)	94,742	377,211
Treasury stock at cost, 37,835 shares and 37,802 shares, respectively	(696)	(695)
Total shareholders’ equity	3,855,082	4,056,070
Total liabilities and shareholders’ equity	$10,172,802	$9,905,569
See notes to consolidated financial statements.

AVNET, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

	Second Quarters Ended		Six Months Ended
	December 31, 2011	January 1, 2011	December 31, 2011	January 1, 2011
	(Thousands, except per share data)
Sales	$6,693,573	$6,767,495	$13,119,579	$12,949,883
Cost of sales	5,909,439	5,994,301	11,581,848	11,453,544
Gross profit	784,134	773,194	1,537,731	1,496,339
Selling, general and administrative expenses	518,740	516,480	1,049,273	1,017,096
Restructuring, integration and other charges (Note 13)	34,505	29,112	34,505	57,179
Operating income	230,889	227,602	453,953	422,064
Other income (expense), net	742	(360)	(4,634)	2,979
Interest expense	(22,194)	(24,248)	(44,065)	(46,273)
Gain on bargain purchase and other (Note 2)	(1,399)	—	(1,399)	29,023
Income before income taxes	208,038	202,994	403,855	407,793
Income tax provision	61,015	61,960	117,802	128,585
Net income	$147,023	$141,034	$286,053	$279,208
Net earnings per share (Note 10):
Basic	$1.00	$0.93	$1.91	$1.84
Diluted	$0.98	$0.91	$1.88	$1.81
Shares used to compute earnings per share (Note 10):
Basic	147,188	152,137	149,729	152,071
Diluted	149,666	154,259	152,086	153,952
See notes to consolidated financial statements.

AVNET, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Six Months Ended
	December 31, 2011	January 1, 2011
	(Thousands)
Cash flows from operating activities:
Net income	$286,053	$279,208
Non-cash and other reconciling items:
Depreciation and amortization	44,653	39,490
Deferred income taxes	9,156	(21,696)
Stock-based compensation	22,395	20,769
Gain on bargain purchase and other (Note 2)	1,399	(29,023)
Other, net	34,081	31,017
Changes in (net of effects from businesses acquired):
Receivables	(99,251)	(545,192)
Inventories	2,681	(341,101)
Accounts payable	46,590	295,374
Accrued expenses and other, net	(101,942)	79,682
Net cash flows provided by (used for) operating activities	245,815	(191,472)

Cash flows from financing activities:
Borrowings under accounts receivable securitization program (Note 4)	450,000	450,000
Repayments of notes (Note 4)	—	(5,205)
Proceeds from bank debt, net (Note 4)	18,034	62,520
(Repayments of) proceeds from other debt, net (Note 4)	(509)	13,570
Repurchases of common stock (Note 9)	(220,951)	—
Other, net	776	1,219
Net cash flows provided by financing activities	247,350	522,104

Cash flows from investing activities:
Purchases of property, plant and equipment	(70,850)	(70,205)
Cash proceeds from sales of property, plant and equipment	114	1,727
Acquisitions of operations, net of cash acquired (Note 2)	(107,573)	(626,871)
Net cash flows used for investing activities	(178,309)	(695,349)

Effect of exchange rate changes on cash and cash equivalents	(21,670)	29,546

Cash and cash equivalents:
— increase (decrease)	293,186	(335,171)
— at beginning of period	675,334	1,092,102
— at end of period	$968,520	$756,931

Additional cash flow information (Note 11)
See notes to consolidated financial statements.

AVNET, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
1. Basis of presentation
In the opinion of management, the accompanying unaudited interim consolidated financial statements contain all adjustments necessary to present fairly the Company’s financial position, results of operations and cash flows. All such adjustments are of a normal recurring nature, except for (i) the gain on bargain purchase and other discussed in Note 2 and (ii) the restructuring, integration and other charges discussed in Note 13.
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
2. Acquisitions and divestitures
Acquisition activity
During the first half of fiscal 2012, the Company acquired four businesses with annualized revenues of approximately $335 million for an aggregate purchase price of $118,507,000, net of cash acquired. Two of the businesses acquired are reported as part of the EM Asia region, one is reported as part of the EM EMEA region, and one is reported as part of the TS EMEA region.
Gain on bargain purchase and other
During the second quarter and first half of fiscal 2012, the Company recognized a loss of $1.4 million pre-tax, $0.9 million after tax and $0.01 per diluted share related to a write-down of an investment in a small technology company and the write off of certain deferred financing costs associated with the early termination of a credit facility (see Note 4 for further discussion of the credit facility).
During fiscal 2011, the Company acquired Unidux, Inc., (“Unidux”) an electronics component distributor in Japan with annualized revenues of approximately $370 million, which is reported as part of the EM Asia region. Unidux was a publicly traded company which shares were trading below its book value for a period of time. In a tender offer, Avnet offered a purchase price per share for Unidux that was above the prevailing trading price thereby representing a premium to the then recent trading levels. Even though the purchase price was below book value, the Unidux shareholders tendered their shares. As a result, the Company recognized a gain on bargain purchase of $30,990,000 pre- and after tax and $0.20 per share on a diluted basis. Other charges recorded during the first half of fiscal 2011 related primarily to the impairment of a building in EMEA.
3. Goodwill and intangible assets
The following table presents the carrying amount of goodwill, by reportable segment, for the six months ended December 31, 2011:

	Electronics Marketing	Technology Solutions	Total
	(Thousands)
Carrying value at July 2, 2011	$352,870	$532,202	$885,072
Additions	56,393	34,607	91,000
Adjustments	27,312	(27,312)	—
Foreign currency translation	(12,207)	(18,645)	(30,852)
Carrying value at December 31, 2011	$424,368	$520,852	$945,220

AVNET, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

The goodwill additions are a result of businesses acquired during the first six months fiscal 2012 (see Note 2) and purchase accounting adjustments during the purchase price allocation period. The adjustment to goodwill is a result of the transfer of the Latin America computing components business from TS Americas to EM Americas in the first quarter of fiscal 2012. The transferred business had been acquired as part of the Bell Microproducts, Inc. acquisition.
The following table presents the gross amount of goodwill and accumulated impairment since fiscal 2009 as of July 2, 2011 and December 31, 2011. All of the accumulated impairment was recognized in fiscal 2009.

	Electronics Marketing	Technology Solutions	Total
	(Thousands)
Gross goodwill at July 2, 2011	$1,397,980	$866,826	$2,264,806
Accumulated impairment	(1,045,110)	(334,624)	(1,379,734)
Carrying value at July 2, 2011	$352,870	$532,202	$885,072

Gross goodwill at December 31, 2011	$1,469,478	$855,476	$2,324,954
Accumulated impairment	(1,045,110)	(334,624)	(1,379,734)
Carrying value at December 31, 2011	$424,368	$520,852	$945,220

During the first six months of fiscal 2012, the Company recognized approximately $19,679,000 for customer relationship and trade name intangible assets acquired as result of an acquisition completed in the first quarter of fiscal 2012. As of December 31, 2011, “Other assets” included intangible assets with a carrying value of $127,076,000 consisting of $189,197,000 in original cost value and $62,121,000 of accumulated amortization and foreign currency translation. These assets are being amortized over a weighted average life of 8 years. Intangible asset amortization expense was $6,127,000 and $4,761,000 for the second quarter of fiscal 2012 and 2011, respectively, and $12,290,000 and $9,770,000 for the first six months of fiscal 2012 and 2011, respectively. Amortization expense for the next 5 years is expected to be approximately $23,000,000 each year for fiscal 2013 through 2015, $16,000,000 for fiscal 2016 and $14,000,000 for fiscal 2017.
4. External financing
Short-term debt consists of the following:

	December 31, 2011	July 2, 2011
	(Thousands)
Bank credit facilities	$189,524	$81,951
Borrowings under the accounts receivable securitization program	610,000	160,000
Other debt due within one year	1,039	1,128
Short-term debt	$800,563	$243,079

Bank credit facilities consist of various committed and uncommitted lines of credit with financial institutions utilized primarily to support the working capital requirements of foreign operations. The weighted average interest rate on the bank credit facilities was 6.9% and 7.8% at December 31, 2011 and July 2, 2011, respectively.
In August 2011, the Company amended its accounts receivable securitization program (the “Program”) with a group of financial institutions to allow the Company to sell, on a revolving basis, an undivided interest of up to $750,000,000 ($600,000,000 prior to the amendment) in eligible receivables while retaining a subordinated interest in a portion of the receivables. The Program does not qualify for sale treatment and, as a result, any borrowings under the Program are recorded as debt on the consolidated balance sheet. The Program contains certain covenants, all of which the Company was in compliance with as of December 31, 2011. The Program has a one year term that expires in August 2012. Interest on borrowings is calculated using a base rate or a commercial paper rate plus a spread of 0.35%. The facility fee is 0.35%.

AVNET, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

Long-term debt consists of the following:

	December 31, 2011	July 2, 2011
	(Thousands)
5.875% Notes due March 15, 2014	$300,000	$300,000
6.00% Notes due September 1, 2015	250,000	250,000
6.625% Notes due September 15, 2016	300,000	300,000
5.875% Notes due June 15, 2020	300,000	300,000
Other long-term debt	37,425	126,512
Subtotal	1,187,425	1,276,512
Discount on notes	(2,737)	(3,003)
Long-term debt	$1,184,688	$1,273,509

During the second quarter of fiscal 2012, the Company entered into a five-year $1,000,000,000 senior unsecured revolving credit facility (the "2012 Credit Facility") with a syndicate of banks which expires in November 2016. In connection with the 2012 Credit Facility, the Company terminated its existing unsecured $500,000,000 credit facility (the "2008 Credit Facility") which was to expire in September 2012. Under the 2012 Credit Facility, the Company may select from various interest rate options, currencies and maturities. The 2012 Credit Facility contains certain covenants, all of which the Company was in compliance with as of December 31, 2011. At December 31, 2011, there were $23,181,000 of borrowings under the 2012 Credit Facility included in “other long-term debt” in the preceding table. In addition, there were $17,102,000 letters of credit issued under the 2012 Credit Facility which represents a utilization of the 2012 Credit Agreement capacity but are not recorded in the consolidated balance sheet as the letters of credit are not debt. At July 2, 2011, there were $122,093,000 of borrowings outstanding under the 2008 Credit Facility included in “other long-term debt” in the preceding table and $16,602,000 in letters of credit issued.
At December 31, 2011, the carrying value and fair value of the Company’s debt was $1,985,251,000 and $2,100,577,000, respectively. Fair value was estimated primarily based upon quoted market prices.
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

AVNET, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

6. Commitments and contingencies
Bell
During fiscal 2011, the Company recognized a contingent liability for potential unpaid import duties associated with the acquisition of Bell Microproducts Inc. (“Bell”). Prior to the acquisition of Bell by Avnet, Customs and Border Protection (“CBP”) initiated a review of the importing process at one of Bell’s subsidiaries and identified compliance deficiencies. Subsequent to the acquisition of Bell by Avnet, CBP began a compliance audit. The Company evaluated projected duties, interest and penalties that potentially may be imposed as a result of the audit and recognized a contingent liability of $10,000,000 which was recorded to goodwill in fiscal 2011. Depending on the ultimate resolution of the matter with CBP, the Company estimates that the range of the potential exposure associated with the liability may be up to $73,000,000; however, the Company believes the contingent liability recorded is a reasonable estimate of the liability based upon the facts available at this time.
Other
From time to time, the Company may become a party to, or otherwise involved in other pending and threatened litigation, tax, environmental and other matters arising in the ordinary course of conducting its business. Management does not anticipate that any contingent matters will have a material adverse effect on the Company’s financial condition, liquidity or results of operations.
7. Income taxes
The Company’s effective tax rate on its income before income taxes was 29.3% in the second quarter of fiscal 2012 as compared with 30.5% in the second quarter of fiscal 2011. For the first six months of fiscal 2012 and 2011, the Company's effective tax rate was 29.2% and 31.5%, respectively. During the first six months of fiscal 2011, the Company recognized an income tax adjustment of $16,900,000 primarily related to the non-cash write-off of a deferred tax asset associated with the integration of acquired legal entities, which was partially offset by the non-taxable gain on bargain purchase (see Note 2).
The tax rate is impacted primarily by the statutory tax rates of the countries in which the Company operates and the related levels of income in those jurisdictions as well as assessment of tax risks that are common to multinational enterprises and assessments of the realizability of deferred tax assets and the associated establishment or release of tax valuation allowances.
8. Pension plan
The Company’s noncontributory defined benefit pension plan (the “Plan”) covers substantially all domestic employees. Components of net periodic pension costs during the quarters and six months ended December 31, 2011 and January 1, 2011 were as follows:

	Second Quarters Ended		Six Months Ended
	December 31, 2011	January 1, 2011	December 31, 2011	January 1, 2011
	(Thousands)
Service cost	$7,095	$7,275	$14,190	$14,550
Interest cost	3,731	3,600	7,462	7,200
Expected return on plan assets	(6,734)	(6,975)	(13,468)	(13,950)
Recognized net actuarial loss	2,420	2,325	4,840	4,650
Amortization of prior service credit	(469)	(475)	(938)	(950)
Net periodic pension cost	$6,043	$5,750	$12,086	$11,500

There were no contributions made to the Plan during the first six months of fiscal 2012.

AVNET, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

9. Shareholders’ equity
Comprehensive income

	Second Quarters Ended		Six Months Ended
	December 31, 2011	January 1, 2011	December 31, 2011	January 1, 2011
	(Thousands)
Net income	$147,023	$141,034	$286,053	$279,208
Foreign currency translation adjustments	(96,211)	(42,099)	(282,469)	133,553
Total comprehensive income	$50,812	$98,935	$3,584	$412,761

Share repurchase program
In August 2011, the Company’s Board of Directors authorized the repurchase of up to $500,000,000 of common stock in the open market or through privately negotiated transactions. The timing and actual number of shares purchased will depend on a variety of factors such as price, corporate and regulatory requirements, and prevailing market conditions. From August 15, 2011, when the program was made effective, through the end of the second quarter of fiscal 2012, the Company repurchased 8,060,000 shares under this program with an average market price of $28.01 per share for a total cost of $225,937,000. This amount differs from the cash used for repurchases of common stock on the consolidated statement of cash flows to the extent repurchases were not settled at the end of the quarter. Repurchased shares were retired.
10. Earnings per share

	Second Quarters Ended		Six Months Ended
	December 31, 2011	January 1, 2011	December 31, 2011	January 1, 2011
	(Thousands, except per share data)
Numerator:
Net income	$147,023	$141,034	$286,053	$279,208
Denominator:
Weighted average common shares for basic earnings per share	147,188	152,137	149,729	152,071
Net effect of dilutive stock options and performance share awards	2,478	2,122	2,357	1,881
Weighted average common shares for diluted earnings per share	149,666	154,259	152,086	153,952

Basic earnings per share	$1.00	$0.93	$1.91	$1.84
Diluted earnings per share	$0.98	$0.91	$1.88	$1.81

Options to purchase 238,000 and 252,000 shares of the Company’s stock were excluded from the calculations of diluted earnings per share for the quarters ended December 31, 2011 and January 1, 2011, respectively, and 585,000 and 610,000 shares were excluded for the six months ended December 31, 2011 and January 1, 2011, respectively, because the exercise price for those options was above the average market price of the Company’s stock for those periods and inclusion of these options in the diluted earnings per share calculation would have had an anti-dilutive effect.

11. Additional cash flow information

Interest and income taxes paid in the six months ended December 31, 2011 and January 1, 2011 were as follows:

	Six Months Ended
	December 31, 2011	January 1, 2011
	(Thousands)
Interest	$43,301	$44,088
Income taxes	94,761	85,581

12. Segment information

	Second Quarters Ended		Six Months Ended
	December 31, 2011	January 1, 2011	December 31, 2011	January 1, 2011
	(Thousands)
Sales:
Electronics Marketing	$3,595,607	$3,558,614	$7,411,872	$7,179,218
Technology Solutions	3,097,966	3,208,881	5,707,707	5,770,665
	$6,693,573	$6,767,495	$13,119,579	$12,949,883
Operating income (loss):
Electronics Marketing	$174,902	$183,448	$366,059	$375,532
Technology Solutions	118,905	105,168	183,942	161,857
Corporate	(28,413)	(31,902)	(61,543)	(58,146)
	265,394	256,714	488,458	479,243
Restructuring, integration and other charges (Note 13)	(34,505)	(29,112)	(34,505)	(57,179)
	$230,889	$227,602	$453,953	$422,064
Sales, by geographic area:
Americas (1)	$3,050,001	$3,043,652	$5,821,606	$5,764,866
EMEA (2)	1,949,508	2,124,597	3,851,784	4,012,101
Asia/Pacific (3)	1,694,064	1,599,246	3,446,189	3,172,916
	$6,693,573	$6,767,495	$13,119,579	$12,949,883
_____________________

(1)
Includes sales in the United States of $2.63 billion in each of the second quarters ended December 31, 2011 and January 1, 2011, respectively. Includes sales in the United States of $5.03 billion and $5.04 billion for the first half of fiscal 2012 and 2011, respectively.

(2)
Includes sales in Germany and United Kingdom of $632.7 million and $382.0 million, respectively, for the second quarter ended December 31, 2011, and $1.36 billion and $740.2 million, respectively, for the first half of fiscal 2012. Includes sales in Germany and the United Kingdom of $779.6 million and $445.4 million, respectively, for the second quarter ended January 1, 2011, and $1.48 billion and $871.3 million, respectively, for the first half of fiscal 2011.

(3)
Includes sales in Taiwan, China (including Hong Kong) and Singapore of $471.2 million, $581.5 million and $288.1 million, respectively, for the second quarter ended December 31, 2011, and $982.3 million, $1.16 billion and $593.9 million, respectively, for the first half of fiscal 2012. Includes sales in Taiwan, China (including Hong Kong) and Singapore of $422.6 million, $578.6 million and $294.3 million, respectively, for the second quarter ended January 1, 2011, and $865.6 million, $1.17 billion and $581.9 million, respectively, for the first half of fiscal 2011.

AVNET, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

	December 31, 2011	July 2, 2011
	(Thousands)
Assets:
Electronics Marketing	$5,863,267	$5,890,871
Technology Solutions	3,935,604	3,765,157
Corporate	373,931	249,541
	$10,172,802	$9,905,569
Property, plant, and equipment, net, by geographic area
Americas (4)	$264,096	$242,450
EMEA (5)	148,497	150,601
Asia/Pacific	27,852	26,122
	$440,445	$419,173

_____________________

(4)	Includes property, plant and equipment, net, of $252.9 million and $231.3 million as of December 31, 2011 and July 2, 2011, respectively, in the United States.

(5)
Includes property, plant and equipment, net, of $92.1 million, $24.0 million and $16.4 million in Germany, Belgium and the United Kingdom, respectively, as of December 31, 2011 and $92.8 million, $23.4 million and $16.4 million, respectively, as of July 2, 2011.

13. Restructuring, integration and other charges
Fiscal 2012
During the second quarter of fiscal 2012, the Company initiated actions to reduce costs in both operating groups in response to current market conditions and incurred acquisition and integration costs associated with recently acquired businesses. As a result, the Company incurred restructuring, integration and other charges as presented in the following table.

Quarter Ended December 31, 2011
(Thousands)
Restructuring charges	$28,938
Integration costs	3,449
Acquisition transaction costs	3,066
Reversal of excess prior year restructuring reserves	(948)
Pre-tax restructuring, integration and other charges	$34,505
After tax restructuring, integration and other charges	$23,563
Restructuring, integration and other charges per share on a diluted basis	$0.16

The activity related to the restructuring charges incurred during the second quarter of fiscal 2012 is presented in the following table:

	Severance Reserves	Facility Exit Costs	Other	Total
	(Thousands)
Fiscal 2012 pre-tax charges	$19,792	$7,406	$1,740	$28,938
Cash payments	(7,327)	(17)	(518)	(7,862)
Non-cash write downs	—	(1,719)	—	(1,719)
Other, principally foreign currency translation	(191)	7	(12)	(196)
Balance at December 31, 2011	$12,274	$5,677	$1,210	$19,161

AVNET, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

Severance charges recorded in the second quarter of fiscal 2012 related to personnel reductions of approximately 350 employees in sales, administrative and finance functions in connection with the cost reduction actions taken in all three regions in both operating groups with employee reductions of approximately 250 in EM and 100 in TS. Facility exit costs for vacated facilities related to 14 vacated facilities: nine in the Americas, three in EMEA and two in the Asia/Pac region and consisted of reserves for remaining lease liabilities and the write-down of leasehold improvements and other fixed assets. Other restructuring charges related primarily to other onerous lease obligations that have no on-going benefit to the Company. Of the $28,938,000 pre-tax restructuring charges recorded during the second quarter of fiscal 2012, $19,494,000 related to EM and $9,444,000 related to TS. As of December 31, 2011, management expects the majority of the remaining severance and other reserves to be utilized by the end of fiscal 2013 and the remaining facility exit cost reserves to be utilized by the end of fiscal 2018.

Integration costs incurred related to the integration of acquired businesses and incremental costs incurred as part of the consolidation and closure of certain office and warehouse locations. Integration costs included IT consulting costs for system integration assistance, facility moving costs, legal fees, travel, meeting, marketing and communication costs that were incrementally incurred as a result of the integration activity. Also included in integration costs are incremental salary costs associated with the consolidation and closure activities as well as costs associated with acquisition activity, primarily related to the acquired businesses' personnel who were retained by Avnet for extended periods following the close of the acquisitions solely to assist in the integration of the acquired businesses' IT systems and administrative and logistics operations into those of Avnet. These identified personnel have no other meaningful day-to-day operational responsibilities outside of the integration effort.

Acquisition transaction costs incurred during the second quarter ended December 31, 2011 related primarily to professional fees for advisory and broker services and legal and accounting due diligence procedures and other legal costs associated with acquisitions.
Fiscal 2011
During fiscal 2011, the Company incurred restructuring, integration and other charges related to acquisition and integration activities associated with acquired businesses. The following table presents the activity during the first six months of fiscal 2012 related to the remaining restructuring reserves established during fiscal 2011.

	Severance Reserves	Facility Exit Costs	Other	Total
	(Thousands)
Balance at July 2, 2011	$9,803	$8,294	$1,038	$19,135
Cash payments	(5,874)	(1,693)	(294)	(7,861)
Adjustments	(211)	(229)	(132)	(572)
Other, principally foreign currency translation	(594)	(335)	(33)	(962)
Balance at December 31, 2011	$3,124	$6,037	$579	$9,740

As of December 31, 2011, management expects the majority of the remaining severance and other reserves to be utilized by the end of fiscal 2013 and the remaining facility exit cost reserves to be utilized by the end of fiscal 2016.

AVNET, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

Fiscal 2010 and prior restructuring reserves
In fiscal 2010 and prior, the Company incurred restructuring, integration and other charges of which four restructuring plans are remaining. The following table presents the activity during the first six months of fiscal 2012 related to the remaining restructuring reserves that were established during and prior to fiscal 2010.

	Severance Reserves	Facility Exit Costs	Other	Total
	(Thousands)
Balance at July 2, 2011	$316	$6,632	$1,966	$8,914
Cash payments	(27)	(2,774)	(62)	(2,863)
Adjustments	(36)	(384)	—	(420)
Other, principally foreign currency translation	(27)	(83)	(176)	(286)
Balance at December 31, 2011	$226	$3,391	$1,728	$5,345

As of December 31, 2011, management expects the majority of the remaining severance and other reserves to be utilized by the end of fiscal 2012 and the remaining facility exit cost reserves to be utilized by the end of fiscal 2014.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations
For a description of the Company’s critical accounting policies and an understanding of the significant factors that influenced the Company’s performance during the quarter ended December 31, 2011, this Management’s Discussion and Analysis of Financial Condition and Results of Operations (“MD&A”) should be read in conjunction with the consolidated financial statements, including the related notes, appearing in Item 1 of this Report, as well as the Company’s Annual Report on Form 10-K for the year ended July 2, 2011.
There are references to the impact of foreign currency translation in the discussion of the Company’s results of operations. Results for the second quarter of fiscal 2012 were not significantly impacted by the movement of foreign currency exchange rates in comparison to the second quarter of fiscal 2011. For example, the U.S. Dollar has strengthened against the Euro by less than 1% when comparing the second quarter of fiscal 2012 with the second quarter of fiscal 2011. However, when comparing the first half of fiscal 2012 to the same period in fiscal 2011, exchange rates had a more pronounced impact as, for example, the U.S. Dollar weakened against the Euro by approximately 4%; therefore, part of the fluctuation between the first six months of fiscal 2012 results of operations and the same period in the prior year are a result of changes in foreign currency exchange rates. When the weaker U.S. Dollar exchange rates of the current year are used to translate the results of operations of Avnet’s subsidiaries denominated in foreign currencies, the resulting impact is an increase in U.S. Dollars of reported results. In the discussion that follows, this is referred to as the “translation impact of changes in foreign currency exchange rates” and is also referred to as “constant currency.”
In addition to disclosing financial results that are determined in accordance with U.S.generally accepted accounting principles (“GAAP”), the Company also discloses certain non-GAAP financial information, including:

•	Income or expense items as adjusted for the translation impact of changes in foreign currency exchange rates, as discussed above.

•
Sales adjusted for certain items that impact the year-over-year analysis, which included: (i) the impact of acquisitions by adjusting Avnet’s prior periods to include the sales of businesses acquired as if the acquisitions had occurred at the beginning of the period presented; (ii) the impact of a divestiture by adjusting Avnet’s prior periods to exclude the sales of the business divested as if the divestiture had occurred at the beginning of the period presented; and (iii) the impact of the transfer at the beginning of fiscal 2012 of the Latin America computing components business from TS Americas to EM Americas, which is being managed as part of the EM embedded business. Sales taking into account the combination of these adjustments are referred to as “pro forma sales” or “organic sales.”

•
Operating income excluding restructuring, integration and other charges incurred in the second quarter of fiscal 2011 (see Restructuring, Integration and Other Charges in this MD&A). The reconciliation to GAAP is presented in the following table.

	Second Quarter Fiscal 2012	Second Quarter Fiscal 2011	First Half Fiscal 2012	First Half Fiscal 2011
	(Thousands)
GAAP operating income	$230,889	$227,602	$453,953	$422,064
Restructuring, integration and other charges	34,505	29,112	34,505	57,179
Adjusted operating income	$265,394	$256,714	$488,458	$479,243

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

OVERVIEW
Organization
Avnet, Inc., incorporated in New York in 1955, together with its consolidated subsidiaries (the “Company” or “Avnet”), is one of the world’s largest industrial distributors, based on sales, of electronic components, enterprise computer and storage products and embedded subsystems. Avnet creates a vital link in the technology supply chain that connects more than 300 of the world’s leading electronic component and computer product manufacturers and software developers with a global customer base of more than 100,000 original equipment manufacturers (“OEMs”), electronic manufacturing services (“EMS”) providers, original design manufacturers (“ODMs”) and value-added resellers (“VARs”). Avnet distributes electronic components, computer products and software as received from its suppliers or with assembly or other value added by Avnet. Additionally, Avnet provides engineering design, materials management and logistics services, system integration and configuration, and supply chain services that can be customized to meet the requirements of both customers and suppliers.
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

Results of Operations
Executive Summary
Revenue for the second quarter of fiscal 2012 was $6.69 billion, a decrease of 1.1% from the second quarter of fiscal 2011 revenue of $6.77 billion while revenue on an organic basis was down 0.8% year over year. Although the current macro economic environment impacted revenue growth, the Company's continuing focus on profitability helped improve gross profit margin and operating income margin from the prior year second quarter. The improved profitability at TS, which had operating income margin within management's target range for the first time in eight quarters, combined with the improvement in EM Americas due primarily to higher prices for hard disk drives, resulted in higher than expected diluted earnings per share for the quarter.
EM organic revenue growth, which decreased 3.5% over the prior year second quarter, was impacted by the supply chain inventory correction and resulted in the second consecutive quarter of negative year-over-year organic growth. However, EM operating income margin was better than expected due primarily to the benefit from a temporary lift in margins in hard disk drives as a result of supply constraints coupled with expense reduction actions implemented in light of business conditions. TS revenue declined 3.5% over the prior year second quarter, while organic revenue grew 2.5% year over year. Although sales declined year over year, TS significantly improved gross profit margin and operating income margin driven by profitable revenue growth and restructuring initiatives.
Gross profit margin of 11.7% increased 28 basis points over prior year second quarter. EM gross profit margin was down 7 basis points year over year as margin expansion in the Americas and EMEA regions were offset by a decline in Asia. TS gross profit margin increased 60 basis points year over year with all three regions contributing to the improvement, most notably EMEA which increased more than 100 basis points.

Consolidated operating income margin was 3.5% as compared with 3.4% in the prior year second quarter, which included restructuring, integration and other charges in both periods. Excluding these charges, operating income margin was 4.0% compared with 3.8% in the prior year second quarter driven by the significant improvement at TS, partially offset by a decline at EM. TS operating income margin increased 56 basis points year over year to 3.8% with all three regions contributing to the improvement. This was the first time in eight quarters that TS operating income margin was within management's target range of 3.4% to 3.9%. EM operating income margin declined 30 basis points year over year to 4.9% but, as mentioned previously, was better than expected.
Sales
The table below provides the comparison of second quarter fiscal 2012 and 2011 sales for the Company and its operating groups. In addition, there were several items that impacted the comparison of second quarter sales to sales in the prior year second quarter; therefore, the table below also provides pro forma (or organic) sales which represents sales adjusted for (i) the impact of acquisitions by adjusting Avnet’s prior periods to include the sales of businesses acquired as if the acquisitions had occurred at the beginning of the period presented; (ii) the impact of a divestiture by adjusting Avnet’s prior periods to exclude the sales of the business divested as if the divestiture had occurred at the beginning of the period presented; and (iii) the impact of the transfer at the beginning of fiscal 2012 of the Latin America computing components business from TS Americas to EM Americas which is being managed as part of the EM embedded business. Sales taking into account the combination of these adjustments are referred to as “pro forma sales” or “organic sales.”

	Q2-Fiscal FY ’12	Q2-Fiscal FY ’11	Year-Year % Change	Pro forma Q2-Fiscal FY ’12	Pro forma Q2-Fiscal FY ’11	Pro forma Year-Year % Change
	(Dollars in thousands)
Avnet, Inc.	$6,693,573	$6,767,495	(1.1)%	$6,694,193	$6,746,982	(0.8)%
EM	3,595,607	3,558,614	1.0	3,596,227	3,725,802	(3.5)
TS	3,097,966	3,208,881	(3.5)	—	3,021,180	2.5
EM
Americas	$1,401,751	$1,219,879	14.9%	$—	$1,331,236	5.3%
EMEA	943,335	1,079,121	(12.6)	943,955	1,081,937	(12.8)
Asia/Pacific	1,250,521	1,259,614	(0.7)	—	1,312,629	(4.7)
TS
Americas	$1,648,250	$1,823,773	(9.6)%	$—	$1,561,966	5.5%
EMEA	1,006,173	1,045,476	(3.8)	—	1,071,519	(6.1)
Asia/Pacific	443,543	339,632	30.6	—	387,695	14.4
Totals by Region
Americas	$3,050,001	$3,043,652	0.2%	$—	$2,893,202	5.4%
EMEA	1,949,508	2,124,597	(8.2)	1,950,128	2,153,456	(9.4)
Asia/Pacific	1,694,064	1,599,246	5.9	—	1,700,324	(0.4)

The following tables present the reconciliation of the reported sales to pro forma sales for the second quarters of fiscal 2012 and 2011.

Q2 Fiscal 2012	As Reported	Acquisition Sales(1)	Pro forma Sales
	(Thousands)
Avnet, Inc.	$6,693,573	$620	$6,694,193
EM	3,595,607	620	3,596,227
EM EMEA	943,335	620	943,955
_____________________

(1)	Includes the business acquired in November 2011 in EM EMEA (see table below).

Q2 Fiscal 2011	As Reported	Acquisition/ Divested Sales(1)	Transfer of TS Business to EM	Pro forma Sales
	(Thousands)
Avnet, Inc.	$6,767,495	$(20,513)	$—	$6,746,982
EM	3,558,614	56,121	111,067	3,725,802
TS	3,208,881	(76,634)	(111,067)	3,021,180
EM
Americas	$1,219,879	$291	$111,067	$1,331,237
EMEA	1,079,121	2,816	—	1,081,937
Asia/Pacific	1,259,614	53,014	—	1,312,628
TS
Americas	$1,823,773	$(150,740)	$(111,067)	$1,561,966
EMEA	1,045,476	26,043	—	1,071,519
Asia/Pacific	339,632	48,063	—	387,695
_____________________

(1)	Includes the following acquisitions which impacted the second quarter year-over-year comparison:
Center Cell acquired November 2010 in the EM Americas region
itX Technologies acquired January 2011 in the TS Asia region
Amosdec acquired in July 2011 in the TS EMEA region
Prospect Technology acquired in August 2011 in the EM Asia region
JC Tally Trading Co and its subsidiary acquired in August 2011 in the EM Asia region
DE2 acquired in November 2011 in the EM EMEA region
Also reflects the divestiture of New Prosys in January 2011
Consolidated sales for the second quarter of fiscal 2012 were $6.69 billion, a decrease of 1.1%, or $73.9 million, from the prior year second quarter consolidated sales of $6.77 billion. Organic sales (as defined earlier in this MD&A) were essentially flat with a decrease of 0.8%. On a sequential basis, sales increased 4.2% and 5.9% excluding the translation impact of changes in foreign currency exchange rates. This was below the normal seasonal revenue growth of 8% to 12%. Although EM experienced lower than normal seasonal revenue growth and TS revenue growth was towards the low end of normal seasonality, it was expected considering the current market and economic environment.
EM sales of $3.60 billion in the second quarter of fiscal 2012 increased 1.0% over the prior year second quarter sales of $3.56 billion. The comparison to prior year was impacted by the transfer of the Latin America computing components business from TS Americas to EM Americas as well as by acquisitions, primarily in Asia. Excluding the impact of these items, organic revenue was down 3.5% year over year, which was the second consecutive quarter of revenue contraction as the supply chain inventory correction continued during the December quarter. On a regional basis, declines in EMEA and Asia of 12.8% and 4.7%, respectively, offset organic revenue growth of 5.3% in the Americas, which benefited from the increased demand for hard disk drives as a result of supply constraints and the associated temporary lift in pricing on those components.
TS sales of $3.10 billion in the second quarter of fiscal 2012 decreased 3.5% over the prior year second quarter sales of $3.21 billion. The year-over-year revenue decrease was due primarily to the Americas and EMEA regions which were down 9.6% and 3.8%, respectively, partially offset by growth of 31% in Asia. The comparison with prior year was impacted by the transfer of the Latin America computing components business from TS Americas to EM Americas as well as by acquisitions. Organic revenue increased 2.5% year over year driven by 5.5% growth in the Americas and 14.4% growth in Asia, which was partially offset by a decline in EMEA of 6.1%. On a product level, industry standard servers and software revenue increased more than 35% year over year while storage device revenue increased more than 20%.
Consolidated sales for the first half of fiscal 2012 were $13.12 billion, up 1.3%, over sales of $12.95 billion for the first half of fiscal 2011. On an organic basis excluding the impact of changes in foreign currency exchange rates, sales for the first half of fiscal 2012 were essentially flat as compared with the same period in the prior year. EM sales of $7.41 billion for the first half of fiscal 2012 were up 3.2% as compared with the first half of the prior year. This increase was primarily driven by growth in the Americas region which offset a decline in the EMEA region. Organic revenue was down 1.8% year over year with growth in the

Americas offset by declines in EMEA and Asia. TS sales of $5.71 billion for the first half of fiscal 2012 were down 1.1% as compared with the first half of fiscal 2011 and organic revenue was up 5.7% year over year, primarily driven by sales growth in the Americas and Asia regions, partially offset by a decline in the EMEA region.
Gross Profit and Gross Profit Margins
Consolidated gross profit for the second quarter of fiscal 2012 was $784.1 million, an increase of $10.9 million, or 1.4%, from the prior year second quarter and increased 1.2% on a pro forma basis in constant currency. Gross profit margin of 11.7% improved 28 basis points over the prior year second quarter and was essentially flat sequentially. EM gross profit margin was down 7 basis points year over year. The year-over-year decline in EM gross profit margin was primarily the result of the higher margin EMEA region representing a lower percentage of total EM sales as EMEA sales were 26% of EM sales in the current year second quarter as compared with 30% in the prior year second quarter. This impact was somewhat offset by the Americas region which benefited from the temporary lift in margins in hard disk drives as a result of supply constraints. TS gross profit margin improved 60 basis points year over year and 13 basis points sequentially. All three regions contributed to the year-over-year improvement highlighted by the EMEA region which improved its gross profit margin over 100 basis points.
Consolidated gross profit and gross profit margins were $1.54 billion and 11.7%, respectively, for the first half of fiscal 2012 as compared with $1.50 billion and 11.6%, respectively, for the first half of fiscal 2011. For the first half of fiscal 2012, EM gross profit margin decreased 18 basis points year over year and TS gross profit margin improved 50 basis points year over year driven largely by the same factors as discussed in the quarterly gross profit margin analysis.
Selling, General and Administrative Expenses
Selling, general and administrative expenses (“SG&A expenses”) were $518.7 million in the second quarter of fiscal 2012, an increase of $2.3 million, or 0.4%, from the prior year second quarter. Of the $2.3 million increase, approximately $7 million related to additional expenses from businesses acquired, which was offset by a decrease in expenses for the existing business due primarily to the cost reduction actions taken. Metrics that management monitors with respect to its operating expenses are SG&A expenses as a percentage of sales and as a percentage of gross profit. In the second quarter of fiscal 2012, SG&A expenses as a percentage of sales were 7.7% and were 66.2% as a percentage of gross profit as compared with 7.6% and 66.8%, respectively, in the second quarter of fiscal 2011. SG&A expenses as a percentage of gross profit at TS decreased over 300 basis points year over year and was at its lowest level in eight quarters. SG&A expenses for the first half of fiscal 2012 were $1.05 billion, or 8.0% of consolidated sales, as compared with $1.02 billion, or 7.9% of consolidated sales, in the first half of fiscal 2011. SG&A expenses were 68.2% of gross profit in the first half of fiscal 2012 as compared with 68.0% in the first half of 2011.
Restructuring, Integration and Other Charges
During the second quarter of fiscal 2012, the Company initiated certain actions to reduce costs in both operating groups in response to current market conditions and incurred acquisition and integration costs associated with recently acquired businesses. As a result, the Company recorded restructuring, integration and other charges of $34.5 million pre-tax, $23.6 million after tax and $0.16 per share on a diluted basis for the second quarter and first half of fiscal 2012. Restructuring charges of $28.9 million pre-tax consisted of $19.8 million for severance, $7.4 million for facility exit costs and $1.7 million for other restructuring charges, primarily other onerous lease liabilities. Integration costs and transactions costs were $3.4 million pre-tax and $3.1 million pre-tax, respectively. In addition, the Company recorded the reversal of $0.9 million pre-tax to adjust reserves related to prior year restructuring activity that were no longer required.
Severance charges recorded in the second quarter of fiscal 2012 related to over 350 employees in sales, administrative and finance functions in connection with the cost reduction actions taken in all three regions in both operating groups with employee reductions of approximately 250 in EM and 100 in TS. Facility exit costs for vacated facilities related to nine facilities in the Americas, three in EMEA and two in Asia and consisted of reserves for remaining lease liabilities and the write-down of leasehold improvements and other fixed assets. The Company expects to generate approximately $25 million to $30 million in annualized savings by the end of fiscal 2012 as a result of the restructuring initiatives.
Integration costs incurred related to the integration of acquired businesses and incremental costs incurred as part of the consolidation and closure of certain office and warehouse locations. Integration costs included IT consulting costs for system integration assistance, facility moving costs, legal fees, travel, meeting, marketing and communication costs that were incrementally incurred as a result of the integration activity. Also included in integration costs are incremental salary costs associated with the consolidation and closure activities as well as costs associated with acquisition activity, primarily related to the acquired businesses' personnel who were retained by Avnet for extended periods following the close of the acquisitions solely to assist in the integration of the acquired businesses' IT systems and administrative and logistics operations into those of Avnet. These identified personnel have no other meaningful day-to-day operational responsibilities outside of the integration effort. Transaction costs consisted primarily of professional fees for brokering the acquisitions, due diligence work and other legal costs.
Comparatively, in the second quarter of fiscal 2011, restructuring, integration and other charges amounted to $29.1 million pre-tax, $20.8 million after tax and $0.14 per share on a diluted basis and were due primarily to the integration of the acquired Bell business into the existing EM Americas, TS Americas and TS EMEA regions and, to a lesser extent, other cost reduction actions. These pre-tax charges included the following: $10.7 million of severance, $11.4 million pre-tax of facility exit costs, $8.8 million of integration costs, $1.3 million of transaction costs, $0.4 million of other charges, and a reversal of $3.5 million to adjust reserves related to prior year restructuring activity which were no longer required. During the first half of fiscal 2011, restructuring, integration and other charges amounted to $57.2 million pre-tax, $41.0 million after tax and $0.27 per share on a diluted basis and consisted of $18.9 million pre-tax for severance, $13.9 million pre-tax for facility exit costs for lease liabilities, fixed asset write-downs and other related charges associated with vacated facilities, $16.1 million pre-tax for integration costs, $12.1 million pre-tax for transactions costs associated with acquisitions and $0.4 million for other charges. The Company also recorded a reversal of $4.2 million to adjust reserves related to prior year restructuring activity.
Operating Income
During the second quarter of fiscal 2012, the Company generated operating income of $230.9 million, up 1.4%, as compared with $227.6 million in the prior year second quarter. Consolidated operating income margin increased to 3.5% as compared with 3.4% in the prior year second quarter. Both periods included restructuring, integration and other charges as described in Restructuring, Integration and Other Charges above. Excluding these charges from both periods, operating income was $265.4 million, or 4.0% of sales, in the second quarter of fiscal 2012 as compared with $256.7 million, or 3.8% of sales, in the prior year second quarter. EM operating income of $174.9 million was down 4.7% year over year and operating income margin declined 30 basis points year over year to 4.9% which dropped just below management's target range of 5.0% to 5.5%. TS operating income of $118.9 million increased 13.1% year over year and operating income margin increased 56 basis points to 3.8% with all three regions contributing to the improvement, which was driven by the combination of profitable revenue growth and restructuring initiatives. This was the first time in eight quarters that TS operating income margin was within management's target range of 3.4% to 3.9%. Corporate operating expenses were $28.4 million in the second quarter of fiscal 2012 as compared with $31.9 million in the second quarter of fiscal 2011, which was a decrease of $3.5 million, due primarily to higher equity compensation costs incurred in the prior year second quarter.
Operating income for the first half of 2012 was $454.0 million, or 3.5% of consolidated sales, as compared with $422.1 million, or 3.3% of consolidated sales for the first half of fiscal 2011. The 20 basis point increase in operating income margin as compared with the first half of fiscal 2011 was similarly a function of the factors discussed in the quarterly analysis. In addition, during the first half of fiscal 2012, restructuring, integration and other charges amounted to $34.5 million pre-tax, $23.6 million after tax and $0.16 per share on a diluted basis as compared with $57.2 million pre-tax, $41.0 million after tax and $0.27 per share for the first half of the prior year.
Interest Expense and Other Income (Expense), Net
Interest expense for the second quarter of fiscal 2012 was $22.2 million, down $2.1 million or 8.5%, from interest expense of $24.2 million in the second quarter of fiscal 2011. Interest for the first half of fiscal 2012 was $44.1 million, down $2.2 million or 4.8%, as compared with interest expense of $46.3 million for the first half of fiscal 2011. The decrease in interest expense was primarily due to (i) lower interest expense incurred under foreign bank credit facilities as compared with the same periods in the prior year and (ii) the repayment in March 2011 of $104.4 million of the 3.75% convertible debt that was assumed in the acquisition of Bell Microproducts, Inc. See Financing Transactions for further discussion of the Company’s outstanding debt.
During the second quarter of fiscal 2012, the Company recognized $0.7 million of other income, primarily due to interest income which was partially offset by foreign exchange losses, as compared with other expense of $0.4 million in the prior year. During the first half of fiscal 2012, the Company incurred $4.6 million in other expense as compared with other income of $3.0 million in the first half of fiscal 2011. The year-over-year increase in other expense was due primarily to foreign exchange losses as compared with interest income partially offset by foreign currency exchange losses in the prior year.
Gain on Bargain Purchase and Other
During the second quarter and first half of fiscal 2012, the Company recognized other charges of $1.4 million pre-tax, $0.9 million after tax and $0.01 per share on a diluted basis related to the write-down of an investment in a small technology company and the write-off of certain deferred financing costs associated with the early termination of a credit facility (see Financing Transactions for further discussion).
During the first half of fiscal 2011, the Company acquired Unidux, a Japanese publicly traded company, through a tender offer. After reassessing all assets acquired and liabilities assumed, the consideration paid was below the fair value of the acquired net assets and, as a result, the Company recognized a gain on bargain purchase of $31.0 million pre- and after tax and $0.20 per share on a diluted basis. In addition, the Company recognized other charges of $2.0 million pre-tax primarily related to an impairment of buildings in EMEA.
Income Tax Provision
The Company’s effective tax rate on its income before income taxes was 29.3% in the second quarter of fiscal 2012 as compared with 30.5% in the second quarter of fiscal 2011. For the first half of 2012 and 2011, the Company's effective tax rate was 29.2% and 31.5%, respectively. During the first half of fiscal 2011, the Company recognized an income tax adjustment of $16.9 million primarily related to the non-cash write-off of a deferred tax asset associated with the integration of acquired legal entities which was partially offset by the non-taxable gain on a bargain purchase as mentioned above.
The tax rate is impacted primarily by the statutory tax rates of the countries in which the Company operates and the related levels of income in those jurisdictions as well as assessment of tax risks that are common to multinational enterprises and assessments of realizability of deferred tax assets and the associated establishment or release of tax valuation allowances.
Net Income
As a result of the factors described in the preceding sections of this MD&A, the Company’s consolidated net income for the second quarter of fiscal 2012 was $147.0 million, or $0.98 per share on a diluted basis, as compared with $141.0 million, or $0.91 per share on a diluted basis, in the prior year second quarter. Net income for the first half of fiscal 2012 was $286.1 million, or $1.88 per share on a diluted basis, as compared with $279.2 million, or $1.81 per share on a diluted basis for the first half of fiscal 2011.
LIQUIDITY AND CAPITAL RESOURCES
Cash Flow
Cash Flow from Operating Activities
During the second quarter and first half of fiscal 2012, the Company generated $450.0 million and $245.8 million, respectively, of cash from its operating activities as compared with cash usage of $79.2 million and $191.5 million in the second quarter and first half of fiscal 2011, respectively. These results are comprised of: (i) cash flow generated from net income excluding non-cash and other reconciling items, which includes the add-back of depreciation and amortization, deferred income taxes, stock-based compensation and other non-cash items (primarily the provision for doubtful accounts and periodic pension costs) and (ii) cash flow used for working capital, excluding cash and cash equivalents. Cash generated by working capital during the second quarter of fiscal 2012 included an increase in payables of $420.4 million, driven primarily by TS due to the December quarter being its seasonally strongest due to the calendar-year-end-based budgeting cycles of many of its customers. In addition, inventory decreased $91.7 million, primarily attributable to EM. These cash inflows were partially offset by an increase in accounts receivable of $224.7 million, primarily related to TS and its double-digit sequential revenue growth in the December quarter. Net days outstanding decreased almost three days during the second quarter as receivable days continue to be at or near pre-recession levels as there have not been any significant change in terms provided to customers and the Company has not experienced an overall deterioration in timely customer payments. Comparatively, cash used for working capital during the second quarter of fiscal 2011 consisted of accounts receivable growth of $434.3 million, inventory growth of $71.3 million, partially offset by growth in payables of $164.7 million.
Cash Flow from Financing Activities
During the second quarter and first half of fiscal 2012, the Company received net proceeds of $78.5 million and $467.5 million, respectively, primarily from borrowings under the accounts receivable securitization program and bank credit facilities. In addition, during the second quarter and first half of fiscal 2012, the Company used $139.0 million and $221.0 million, respectively, of cash to repurchase common stock under the $500 million share repurchase program authorized by the Board in August 2011 (see Item 2. Unregistered Sales of Equity Securities and Use of Proceeds in this Form 10-Q). During the second quarter and first half of fiscal 2011, the Company received net proceeds of $259.4 million and $520.9 million, respectively, primarily from borrowings under the accounts receivable securitization program and bank credit facilities which, along with available cash, were used primarily to fund acquisitions and the working capital needs of the business to support the growth in revenue in prior fiscal year.

Cash Flow from Investing Activities
During the second quarter and first half of fiscal 2012, the Company used $4.3 million and $107.6 million, respectively, of cash for acquisitions, net of cash acquired, and $31.2 million and $70.9 million, respectively, for capital expenditures primarily related to system development costs and computer hardware and software. During the second quarter and first half of fiscal 2011, the Company used $52.1 million and $626.9 million, respectively, of cash for acquisitions, net of cash acquired, and $38.3 million and $70.2 million, respectively, for capital expenditures related to building and leasehold improvements, system development costs and computer hardware and software.
Capital Structure and Contractual Obligations
The following table summarizes the Company’s capital structure as of the end of the second quarter of fiscal 2012 with a comparison to fiscal 2011 year-end:

	December 31, 2011	% of Total Capitalization	July 2, 2011	% of Total Capitalization
	(Dollars in thousands)
Short-term debt	$800,563	13.7%	$243,079	4.4%
Long-term debt	1,184,688	20.3	1,273,509	22.8
Total debt	1,985,251	34.0	1,516,588	27.2
Shareholders’ equity	3,855,082	66.0	4,056,070	72.8
Total capitalization	$5,840,333	100.0	$5,572,658	100.0

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
Financing Transactions
During the second quarter of fiscal 2012, the Company entered into a five-year $1.0 billion senior unsecured revolving credit facility (the "2012 Credit Facility") with a syndicate of banks which expires November 2016. In connection with the 2012 Credit Facility, the Company terminated its existing unsecured $500.0 million credit facility (the "2008 Credit Facility") which was to expire in September 2012. Under the 2012 Credit Facility, the Company may elect from various interest rate options, currencies and maturities. As of the end of the second quarter of fiscal 2012, there were $23.2 million in borrowings outstanding under the 2012 Credit Facility included in “long-term debt” in the consolidated financial statements. In addition, there were $17.1 million in letters of credit issued under the 2012 Credit Facility which represent a utilization of the 2012 Credit Facility capacity but are not recorded in the consolidated balance sheet as the letters of credit are not debt. As of July 2, 2011, there were $122.1 million in borrowings outstanding included in “long-term debt” in the consolidated financial statements and $16.6 million in letters of credit issued under the 2008 Credit Facility.
In August 2011, the Company amended its accounts receivable securitization program (the "Securitization Program" or “Program”) with a group of financial institutions to allow the Company to sell, on a revolving basis, an undivided interest of up to $750.0 million ($600.0 million prior to the amendment) in eligible receivables while retaining a subordinated interest in a portion of the receivables. The Program does not qualify for sale treatment and, as a result, any borrowings under the Program are recorded as debt on the consolidated balance sheet. The Program contains certain covenants, all of which the Company was in compliance with as of December 31, 2011. The Program has a one year term that expires in August 2012. There were $610.0 million in borrowings outstanding under the Program at December 31, 2011 and $160.0 million outstanding at July 2, 2011.
Notes outstanding at December 31, 2011 consisted of:

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
Covenants and Conditions
The 2012 Credit Facility contains certain covenants with various limitations on debt incurrence, dividends, investments and capital expenditures and also includes financial covenants requiring the Company to maintain minimum interest coverage and leverage ratios. Management does not believe that the covenants in the 2012 Credit Facility limit the Company’s ability to pursue its intended business strategy or future financing needs. The Company was in compliance with all covenants of the 2012 Credit Facility as of December 31, 2011.
The Securitization Program requires the Company to maintain certain minimum interest coverage and leverage ratios in order to continue utilizing the Program. The Program also contains certain covenants relating to the quality of the receivables sold. If these conditions are not met, the Company may not be able to borrow any additional funds and the financial institutions may consider this an amortization event, as defined in the agreement, which would permit the financial institutions to liquidate the accounts receivables sold to cover any outstanding borrowings. Circumstances that could affect the Company’s ability to meet the required covenants and conditions of the Program include the Company’s ongoing profitability and various other economic, market and industry factors. Management does not believe that the covenants under the Program limit the Company’s ability to pursue its intended business strategy or future financing needs. The Company was in compliance with all covenants of the Program as of December 31, 2011.
See Liquidity below for further discussion of the Company’s availability under these various facilities.
Liquidity
As mentioned previously, the Company amended its accounts receivable securitization program in August 2011 to increase the borrowing capacity from $600.0 million to $750.0 million. In addition, during the second quarter of fiscal 2012, the Company entered into a five-year $1.0 billion senior unsecured revolving credit facility and terminated its existing $500 million facility. The Company had total borrowing capacity of $1.75 billion at December 31, 2011 under the 2012 Credit Facility and the Program. There were $23.2 million in borrowings outstanding and $17.1 million in letters of credit issued under the 2012 Credit Facility and $610.0 million outstanding under the Program, resulting in $1.10 billion of net availability at the end of the second quarter. During the second quarter of fiscal 2012, the Company had an average daily balance outstanding under the 2012 Credit Facility of approximately $60 million and approximately $640 million under the Program. During the second quarter of fiscal 2011, the Company had an average daily balance outstanding under the 2008 Credit Facility of approximately $100 million and approximately $230 million under the Program.
The Company had cash and cash equivalents of $968.5 million as of December 31, 2011, of which $843.5 million was held outside the U.S. As of July 2, 2011, the Company had cash and cash equivalents of $675.3 million, of which $613.2 million was held outside of the U.S. Liquidity is subject to many factors, such as normal business operations as well as general economic, financial, competitive, legislative, and regulatory factors that are beyond the Company’s control. Cash balances generated and held in foreign locations are used for on-going working capital, capital expenditure needs and to support acquisitions. These balances are currently expected to be permanently reinvested outside the U.S. If these funds were needed for general corporate use in the U.S., the Company would incur significant income taxes to repatriate cash held in foreign locations but only to the extent the repatriated cash is in excess of outstanding intercompany loans due to Avnet, Inc. from the foreign subsidiaries. In addition, local government regulations may restrict the Company’s ability to move funds among various locations under certain circumstances. Management does not believe such restrictions would limit the Company’s ability to pursue its intended business strategy.
During the first half of fiscal 2012, the Company utilized $107.6 million of cash, net of cash acquired, for acquisitions. The Company has been making and expects to continue to make strategic investments through acquisition activity to the extent the investments strengthen Avnet’s competitive position and meet management’s return on capital thresholds.
In addition to continuing to make investments in acquisitions, the Company may repurchase up to an aggregate of $500 million of shares of the Company’s common stock through a share repurchase program approved by the Board of Directors in August 2011. The Company plans to repurchase stock from time to time at the discretion of management, subject to strategic considerations, market conditions and other factors. The Company may terminate or limit the stock repurchase program at any time without prior notice. The timing and actual number of shares purchased will depend on a variety of factors such as price, corporate and regulatory requirements, and prevailing market conditions. Since inception of the program in August through the end of the second quarter of fiscal 2012, the Company repurchased 8.1 million shares at average market price of $28.01 per share for total cost of $225.9 million. This amount differs from the cash used for repurchases of common stock on the consolidated statement of cash flows to the extent repurchases were not settled at the end of the quarter. Shares repurchased were retired.
During periods of weakening demand in the electronic component and enterprise computer solutions industry, the Company typically generates cash from operating activities. Conversely, the Company is also more likely to use operating cash flows for working capital requirements during periods of higher growth. During the second quarter and first half of fiscal 2012, the Company generated $450.0 million and $245.8 million, respectively, of cash from operations and has generated $715.4 million of cash from operations over the trailing twelve month period. Management believes that Avnet’s borrowing capacity, its current cash availability and the Company’s expected ability to generate operating cash flows in the future are sufficient to meet its projected financing needs.
COMPARATIVE ANALYSIS — LIQUIDITY
(Dollars in millions)
The following table highlights the Company’s liquidity and related ratios as of the end of the second quarter of fiscal 2012 with a comparison to the fiscal 2011 year-end:

	December 31, 2011	July 2, 2011	Percentage Change
Current Assets	$8,455.2	$8,227.2	2.8%
Quick Assets	5,724.1	5,439.6	5.2
Current Liabilities	5,022.9	4,477.7	12.2
Working Capital (1)	3,432.2	3,749.5	(8.5)
Total Debt	1,985.2	1,516.6	30.9
Total Capital (total debt plus total shareholders’ equity)	5,840.3	5,572.7	4.8
Quick Ratio	1.1:1	1.2:1
Working Capital Ratio	1.7:1	1.8:1
Debt to Total Capital	34.0%	27.2%

(1)	This calculation of working capital is defined as current assets less current liabilities.
The Company’s quick assets (consisting of cash and cash equivalents and receivables) increased 5.2% and current assets increased 2.8% from July 2, 2011 to December 31, 2011 due primarily to the increase in cash and cash equivalents since the prior fiscal year end which was partially offset by the impact of the change in foreign currency exchange spot rates at December 31, 2011 as compared with July 2, 2011. Current liabilities increased 12.2% primarily due to an increase in short-term borrowings partially offset by the impact of the change in foreign currency exchange spot rates. As a result of the factors noted above, total working capital decreased by 8.5% during the first six months of fiscal 2012. Total debt increased by 30.9% primarily due to the increase in short-term borrowings, total capital increased 4.8% and the debt to capital ratio increased as compared with July 2, 2011 to 34.0%.
Recently Issued Accounting Pronouncements
In December 2011, the Financial Accounting Standards Board issued authoritative guidance that requires an entity to disclose information about offsetting and related arrangements to enable users of its financial statements to understand the effect of those arrangements on its financial position. This guidance is effective for annual reporting periods beginning on or after January 1, 2013 and interim periods within those annual periods. The adoption of this guidance may expand existing disclosure requirements, which the Company is currently evaluating.

Item 3.	Quantitative and Qualitative Disclosures About Market Risk
The Company seeks to reduce earnings and cash flow volatility associated with changes in interest rates and foreign currency exchange rates by entering into financial arrangements from time to time, which are intended to provide a hedge against all or a portion of the risks associated with such volatility. The Company continues to have exposure to such risks to the extent they are not hedged.
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
See Liquidity and Capital Resources — Financing Transactions appearing in Item 2 of this Form 10-Q for further discussion of the Company’s financing facilities and capital structure. As of December 31, 2011, 58.0% of the Company’s debt bears interest at a fixed rate and 42.0% of the Company’s debt bears interest at variable rates. Therefore, a hypothetical 1.0% (100 basis points) increase in interest rates would result in a $2.1 million impact on income before income taxes in the Company’s consolidated statement of operations for the quarter ended December 31, 2011.

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
During the second quarter of fiscal 2012, there were no changes to the Company’s internal control over financial reporting (as defined in Rule 13a-15(f) of the Exchange Act) that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

•	the effect of global economic conditions, including the current global economic uncertainty;

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

The discussion of Avnet’s business and operations should be read together with the risk factors contained in Item 1A of its 2011 Annual Report on Form 10-K, filed with the Securities and Exchange Commission, which describe various risks and uncertainties to which the Company is or may become subject. These risks and uncertainties have the potential to affect Avnet’s business, financial condition, results of operations, cash flows, strategies or prospects in a material and adverse manner. As of December 31, 2011, there have been no material changes to the risk factors set forth in the Company’s 2011 Annual Report on Form 10-K.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds
In August 2011, the Company’s Board of Directors approved the repurchase of up to $500 million of the Company’s common stock through a share repurchase program. The following table includes the Company’s monthly purchases of Avnet's common stock during the second quarter ended December 31, 2011 under the share repurchase program, which is part of a publicly announced plan, and purchases made on the open market to obtain shares for the Company’s Employee Stock Purchase Plan (“ESPP”), which is not part of a publicly announced plan:

	Total Number of Shares	Average Price	Total Number of Shares Purchased as Part of Publicly Announced Plans or	Approximate Dollar Value of Shares That May Yet Be Purchased Under the Plans or
Period	Purchased (1)	Paid per Share	Programs	Programs
October	1,777,500	$28.56	1,770,000	$358,566,438
November	1,515,500	$29.35	1,510,000	$314,227,389
December	1,334,900	$30.17	1,330,000	$274,062,598
_____________________

(1)	Includes purchases of Avnet’s common stock associated with the Company’s ESPP as follows: 7,500 shares in October, 5,500 shares in November and 4,900 shares in December.

Item 6.	Exhibits

Exhibit
Number	Exhibit

10.1	Credit Agreement dated as of November 18, 2011 (incorporated herein by reference to the Company's Current Report on Form 8-K dated November 22, 2011, Exhibit 10.1)

31.1*	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2*	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1**	Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2**	Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS**	XBRL Instance Document.

101.SCH**	XBRL Taxonomy Extension Schema Document.

101.CAL**	XBRL Taxonomy Extension Calculation Linkbase Document.

101.LAB**	XBRL Taxonomy Extension Label Linkbase Document.

101.PRE**	XBRL Taxonomy Extension Presentation Linkbase Document.
_____________________

*	Filed herewith.
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
Date: January 27, 2012