Form 10-Q
period 2012-03-31
AVNET INC
filed 2012-04-27
CIK 8858

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
______________________
FORM 10-Q
______________________
QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2012
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
Indicate by checkmark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
As of April 20, 2012, the total number of shares outstanding of the registrant’s Common Stock was 145,052,735 shares, net of treasury shares.

AVNET, INC. AND SUBSIDIARIES
INDEX

Page No.
PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

Consolidated Balance Sheets at March 31, 2012 and July 2, 2011	3

Consolidated Statements of Operations for the third quarters and nine months ended March 31, 2012 and April 2, 2011	4

Consolidated Statements of Cash Flows for the nine months ended March 31, 2012 and April 2, 2011	5

Notes to Consolidated Financial Statements	6

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations	16

Item 3. Quantitative and Qualitative Disclosures About Market Risk	27

Item 4. Controls and Procedures	27

PART II. OTHER INFORMATION

Item 1. Legal Proceedings	28

Item 1A. Risk Factors	28

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds	29

Item 6. Exhibits	30

Signature Page	31

Exhibit 10.1
Exhibit 31.1
Exhibit 31.2
Exhibit 32.1
Exhibit 32.2
EX-101 INSTANCE DOCUMENT
EX-101 SCHEMA DOCUMENT
EX-101 CALCULATION LINKBASE DOCUMENT
EX-101 LABELS LINKBASE DOCUMENT
EX-101 PRESENTATION LINKBASE DOCUMENT
EX-101 DEFINITION LINKBASE DOCUMENT

PART I
FINANCIAL INFORMATION

Item 1.	Financial Statements
AVNET, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(Unaudited)

	March 31, 2012	July 2, 2011
	(Thousands, except share amounts)
ASSETS
Current assets:
Cash and cash equivalents	$940,101	$675,334
Receivables, less allowances of $116,258 and $107,739, respectively	4,658,805	4,764,293
Inventories	2,490,285	2,596,470
Prepaid and other current assets	216,058	191,110
Total current assets	8,305,249	8,227,207
Property, plant and equipment, net	458,118	419,173
Goodwill (Notes 2 and 3)	1,081,686	885,072
Other assets	312,504	374,117
Total assets	$10,157,557	$9,905,569
LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Borrowings due within one year (Note 4)	$934,450	$243,079
Accounts payable	3,237,490	3,561,633
Accrued expenses and other	653,785	673,016
Total current liabilities	4,825,725	4,477,728
Long-term debt (Note 4)	1,183,793	1,273,509
Other long-term liabilities	96,260	98,262
Total liabilities	6,105,778	5,849,499
Commitments and contingencies (Note 6)
Shareholders’ equity (Notes 9 and 10):
Common stock $1.00 par; authorized 300,000,000 shares; issued 145,082,000 shares and 152,835,000 shares, respectively	145,082	152,835
Additional paid-in capital	1,256,808	1,233,209
Retained earnings	2,487,053	2,293,510
Accumulated other comprehensive income (Note 9)	163,534	377,211
Treasury stock at cost, 37,878 shares and 37,802 shares, respectively	(698)	(695)
Total shareholders’ equity	4,051,779	4,056,070
Total liabilities and shareholders’ equity	$10,157,557	$9,905,569
See notes to consolidated financial statements.

AVNET, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

	Third Quarters Ended		Nine Months Ended
	March 31, 2012	April 2, 2011	March 31, 2012	April 2, 2011
	(Thousands, except per share data)
Sales	$6,280,557	$6,672,404	$19,400,136	$19,622,287
Cost of sales	5,526,753	5,885,789	17,108,601	17,339,333
Gross profit	753,804	786,615	2,291,535	2,282,954
Selling, general and administrative expenses	518,421	529,605	1,567,694	1,546,701
Restructuring, integration and other charges (Note 13)	18,609	16,273	53,114	73,452
Operating income	216,774	240,737	670,727	662,801
Other income (expense), net	3,245	2,289	(1,389)	5,268
Interest expense	(23,556)	(23,557)	(67,621)	(69,830)
Gain on bargain purchase and other (Note 2)	4,460	(6,308)	3,061	22,715
Income before income taxes	200,923	213,161	604,778	620,954
Income tax provision	53,361	62,130	171,163	190,715
Net income	$147,562	$151,031	$433,615	$430,239
Net earnings per share (Note 10):
Basic	$1.02	$0.99	$2.93	$2.82
Diluted	$1.00	$0.98	$2.88	$2.79
Shares used to compute earnings per share (Note 10):
Basic	145,126	152,859	148,195	152,333
Diluted	147,245	154,611	150,472	154,172
See notes to consolidated financial statements.

AVNET, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Nine Months Ended
	March 31, 2012	April 2, 2011
	(Thousands)
Cash flows from operating activities:
Net income	$433,615	$430,239
Non-cash and other reconciling items:
Depreciation and amortization	70,775	59,100
Deferred income taxes	28,438	(12,284)
Stock-based compensation	28,786	25,015
Gain on bargain purchase and other (Note 2)	(3,061)	(22,715)
Other, net	47,473	45,348
Changes in (net of effects from businesses acquired):
Receivables	75,999	(391,624)
Inventories	75,751	(262,696)
Accounts payable	(352,108)	45,038
Accrued expenses and other, net	(136,232)	81,209
Net cash flows provided by (used for) operating activities	269,436	(3,370)

Cash flows from financing activities:
Borrowings under accounts receivable securitization program (Note 4)	590,000	485,000
Repayments of notes (Note 4)	—	(109,600)
(Repayments of) proceeds from bank debt, net (Note 4)	(11,527)	42,238
(Repayments of) proceeds from other debt, net (Note 4)	(493)	13,572
Repurchases of common stock (Note 9)	(248,840)	—
Other, net	5,555	3,231
Net cash flows provided by financing activities	334,695	434,441

Cash flows from investing activities:
Purchases of property, plant and equipment	(95,388)	(105,221)
Cash proceeds from sales of property, plant and equipment	580	2,356
Acquisitions of operations, net of cash acquired (Note 2)	(229,524)	(690,997)
Cash proceeds from divestitures (Note 2)	—	10,458
Net cash flows used for investing activities	(324,332)	(783,404)

Effect of exchange rate changes on cash and cash equivalents	(15,032)	41,980

Cash and cash equivalents:
— increase (decrease)	264,767	(310,353)
— at beginning of period	675,334	1,092,102
— at end of period	$940,101	$781,749

Additional cash flow information (Note 11)
See notes to consolidated financial statements.

AVNET, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
1. Basis of presentation
In the opinion of management, the accompanying unaudited interim consolidated financial statements contain all adjustments necessary to present fairly the Company’s financial position, results of operations and cash flows. All such adjustments are of a normal recurring nature, except for (i) the "gain on bargain purchase and other" discussed in Note 2 and (ii) the "restructuring, integration and other charges" discussed in Note 13.
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
2. Acquisitions and divestitures
Acquisition activity
During the first nine months of fiscal 2012, the Company acquired nine businesses with aggregate annualized revenues of approximately $730.0 million for an aggregate purchase price of $241,670,000, net of cash acquired. The aggregate purchase price includes $12,146,000 of contingent earn-out obligations, which were recorded at their estimated fair values, and can be earned based on future performance of the acquired businesses. Three of the businesses acquired are reported as part of the EM Americas region, one is reported as part of the EM EMEA region, three are reported as part of the EM Asia region, one is reported as part of the TS EMEA region, and one is reported as part of both TS Americas and TS EMEA regions.
The Company acquired 100% ownership for all of the businesses mentioned above, except for one in which the Company acquired a 60% controlling interest. The non-controlling interest was recorded at its estimated fair value but was not material.
Gain on bargain purchase and other
In January 2012, the Company acquired Unidux Electronic Limited ("UEL"), a Singapore publicly traded company, through a tender offer. After assessing the assets acquired and liabilities assumed, the consideration paid was below book value even though the price paid per share represented a premium to the trading levels at that time. Accordingly, the Company recognized a gain on bargain purchase of $4,460,000 pre- and after tax and $0.03 per share on a diluted basis. In addition, during the first nine months of fiscal 2012, the Company recognized a loss of $1,399,000 pre-tax, $854,000 after tax and $0.01 per diluted share related to a write-down of an investment in a small technology company and the write-off of certain deferred financing costs associated with the early termination of a credit facility (see Note 4 for further discussion of the credit facility).
During fiscal 2011, the Company acquired Unidux, Inc. (“Unidux”), an electronics component distributor in Japan, which is reported as part of the EM Asia region. Unidux was a publicly traded company which shares were trading below its book value for a period of time. In a tender offer, Avnet offered a purchase price per share for Unidux that was above the prevailing trading price, thereby representing a premium to the trading levels at that time. Even though the purchase price was below book value, the Unidux shareholders tendered their shares. As a result, the Company recognized a gain on bargain purchase of $30,990,000 pre- and after tax and $0.20 per share on a diluted basis. Other charges recorded during the first nine months fiscal 2011 related primarily to the impairment of a building in EMEA.
Divestitures
During the third quarter of fiscal 2011, the Company completed the divestiture of New ProSys Corp. (“ProSys”), a value-added reseller and provider of IT infrastructure solutions. Avnet acquired ProSys as part of the Bell acquisition on July 6, 2010, and announced its intention to sell this business at that time. Total consideration included a cash payment at closing, a short-term receivable and a three-year earn-out based upon ProSys' anticipated results. As a result of the divestiture, the Company received initial net cash proceeds of $10,458,000 and wrote off goodwill associated with the ProSys business (see Note 3). No gain or loss was recorded as a result of the divestiture.

AVNET, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

3. Goodwill and intangible assets
The following table presents the carrying amount of goodwill, by reportable segment, for the nine months ended March 31, 2012:

	Electronics Marketing	Technology Solutions	Total
	(Thousands)
Carrying value at July 2, 2011	$352,870	$532,202	$885,072
Additions	159,168	59,311	218,479
Adjustments	27,312	(27,312)	—
Foreign currency translation	(7,526)	(14,339)	(21,865)
Carrying value at March 31, 2012	$531,824	$549,862	$1,081,686

The goodwill additions are a result of businesses acquired during the first nine months of fiscal 2012 (see Note 2) and purchase accounting adjustments during the purchase price allocation period. The adjustment to goodwill is a result of the transfer of previously acquired businesses from TS Americas to EM Americas.
The following table presents the gross amount of goodwill and accumulated impairment as of July 2, 2011 and March 31, 2012. All of the accumulated impairment was recognized in fiscal 2009.

	Electronics Marketing	Technology Solutions	Total
	(Thousands)
Gross goodwill at July 2, 2011	$1,397,980	$866,826	$2,264,806
Accumulated impairment	(1,045,110)	(334,624)	(1,379,734)
Carrying value at July 2, 2011	$352,870	$532,202	$885,072

Gross goodwill at March 31, 2012	$1,576,934	$884,486	$2,461,420
Accumulated impairment	(1,045,110)	(334,624)	(1,379,734)
Carrying value at March 31, 2012	$531,824	$549,862	$1,081,686

During the first nine months of fiscal 2012, the Company recognized approximately $42,764,000 for customer relationship and trade name intangible assets as result of acquisitions. As of March 31, 2012, “Other assets” included intangible assets with a carrying value of $142,725,000 consisting of $214,694,000 in original cost value and $71,969,000 of accumulated amortization and foreign currency translation. These assets are being amortized over a weighted average life of 8 years. Intangible asset amortization expense was $6,853,000 and $4,620,000 for the third quarter of fiscal 2012 and 2011, respectively, and $19,143,000 and $14,390,000 for the first nine months of fiscal 2012 and 2011, respectively. Amortization expense for the next five years is expected to be approximately $26,000,000 each year for fiscal 2013 and 2014, $25,000,000 for fiscal 2015, $19,000,000 for fiscal 2016 and $17,000,000 for fiscal 2017.

AVNET, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

4. External financing
Short-term debt consists of the following:

	March 31, 2012	July 2, 2011
	(Thousands)
Bank credit facilities	$183,110	$81,951
Borrowings under the accounts receivable securitization program	750,000	160,000
Other debt due within one year	1,340	1,128
Short-term debt	$934,450	$243,079

Bank credit facilities consist of various committed and uncommitted lines of credit with financial institutions utilized primarily to support the working capital requirements of foreign operations. The weighted average interest rate on the bank credit facilities was 7.5% and 7.8% at March 31, 2012 and July 2, 2011, respectively.
In August 2011, the Company amended its accounts receivable securitization program (the “Program”) with a group of financial institutions to allow the Company to sell, on a revolving basis, an undivided interest of up to $750,000,000 ($600,000,000 prior to the amendment) in eligible receivables while retaining a subordinated interest in a portion of the receivables. The Program does not qualify for sale treatment and, as a result, any borrowings under the Program are recorded as debt on the consolidated balance sheet. The Program contains certain covenants, all of which the Company was in compliance with as of March 31, 2012. The Program has a one year term that expires in August 2012. Interest on borrowings is calculated using a base rate or a commercial paper rate plus a spread of 0.35%. The facility fee is 0.35%.
Long-term debt consists of the following:

	March 31, 2012	July 2, 2011
	(Thousands)
5.875% Notes due March 15, 2014	$300,000	$300,000
6.00% Notes due September 1, 2015	250,000	250,000
6.625% Notes due September 15, 2016	300,000	300,000
5.875% Notes due June 15, 2020	300,000	300,000
Other long-term debt	36,397	126,512
Subtotal	1,186,397	1,276,512
Discount on notes	(2,604)	(3,003)
Long-term debt	$1,183,793	$1,273,509

During the second quarter of fiscal 2012, the Company entered into a five-year $1,000,000,000 senior unsecured revolving credit facility (the "2012 Credit Facility") with a syndicate of banks which expires in November 2016. In connection with the 2012 Credit Facility, the Company terminated its existing unsecured $500,000,000 credit facility (the "2008 Credit Facility") which was to expire in September 2012. Under the 2012 Credit Facility, the Company may select from various interest rate options, currencies and maturities. The 2012 Credit Facility contains certain covenants, all of which the Company was in compliance with as of March 31, 2012. At March 31, 2012, there were $21,847,000 of borrowings under the 2012 Credit Facility included in “Other long-term debt” in the preceding table. In addition, there were $17,102,000 letters of credit issued under the 2012 Credit Facility which represents a utilization of the 2012 Credit Agreement capacity but are not recorded in the consolidated balance sheet as the letters of credit are not debt. At July 2, 2011, there were $122,093,000 of borrowings outstanding under the 2008 Credit Facility included in “Other long-term debt” in the preceding table and $16,602,000 in letters of credit issued.
At March 31, 2012, the carrying value and fair value of the Company’s debt was $2,118,243,000 and $2,266,203,000, respectively. Fair value was estimated primarily based upon quoted market prices.

AVNET, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

5. Derivative financial instruments
Many of the Company’s subsidiaries, on occasion, purchase and sell products in currencies other than their functional currencies. This subjects the Company to the risks associated with fluctuations in foreign currency exchange rates. The Company reduces this risk by utilizing natural hedging (i.e. offsetting receivables and payables) as well as by creating offsetting positions through the use of derivative financial instruments, primarily forward foreign exchange contracts with maturities of less than sixty days. The Company continues to have exposure to foreign currency risks to the extent they are not hedged. The Company adjusts all foreign denominated balances and any outstanding foreign exchange contracts to fair market value through the consolidated statements of operations. Therefore, the market risk related to the foreign exchange contracts is offset by the changes in valuation of the underlying items being hedged. The asset or liability representing the fair value of foreign exchange contracts, based upon level 2 criteria under the fair value measurements standard, is classified in the captions “other current assets” or “accrued expenses and other,” as applicable, in the accompanying consolidated balance sheets and were not material. Gains or losses related to the forward contracts were not material and are recorded in “other income (expense), net” in the accompanying consolidated statements of operations.
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
7. Income taxes
The Company’s effective tax rate on its income before income taxes was 26.6% in the third quarter of fiscal 2012 as compared with 29.1% in the third quarter of fiscal 2011. During the third quarter of fiscal 2012, the Company's effective tax rate was favorably impacted by releases of valuation allowances, favorable audit settlements, and releases of reserves.   During the third quarter of fiscal 2011, the Company's effective tax rate was negatively impacted by increases to reserves, partially offset by releases of valuation allowances. For the first nine months of fiscal 2012 and 2011, the Company's effective tax rate was 28.3% and 30.7%, respectively. The decrease is a result of a favorable tax adjustment, primarily related to releases of valuation allowance and favorable audit settlements, partially offset by increases to reserves.  During the first nine months of fiscal 2011, the Company recognized an income tax adjustment of $19,800,000, and $0.13 per share on a diluted basis, primarily related to the non-cash write-off of a deferred tax asset associated with the integration of acquired legal entities, which was partially offset by a non-taxable gain on bargain purchase (see Note 2).
The tax rate is impacted primarily by the statutory tax rates of the countries in which the Company operates and the related levels of income in those jurisdictions as well as assessment of tax risks that are common to multinational enterprises and assessments of the realizability of deferred tax assets and the associated establishment or release of tax valuation allowances.

AVNET, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

In April 2012, the Company received a U.S. Internal Revenue Service Revenue Agent's Report related to the tax audit of an acquired company which requires Joint Committee review and approval. If approved, the Company will recognize additional net operating losses as determined under the settlement as well as the release of related reserves.  As a result, it is reasonably possible that within the next twelve months the Company may record a tax benefit in the range of $15,000,000 to $17,000,000, which would favorably impact the effective tax rate in the period in which the matter is effectively settled.
8. Pension plan
The Company’s noncontributory defined benefit pension plan (the “Plan”) covers substantially all domestic employees. Components of net periodic pension costs during the quarters and nine months ended March 31, 2012 and April 2, 2011 were as follows:

	Third Quarters Ended		Nine Months Ended
	March 31, 2012	April 2, 2011	March 31, 2012	April 2, 2011
	(Thousands)
Service cost	$7,095	$3,356	$21,285	$17,906
Interest cost	3,731	3,240	11,193	10,440
Expected return on plan assets	(6,734)	(6,720)	(20,202)	(20,670)
Recognized net actuarial loss	2,420	2,054	7,260	6,704
Amortization of prior service credit	(469)	(457)	(1,407)	(1,407)
Net periodic pension cost	$6,043	$1,473	$18,129	$12,973

There were no contributions made to the Plan during the first nine months of fiscal 2012.
9. Shareholders’ equity
Comprehensive income

	Third Quarters Ended		Nine Months Ended
	March 31, 2012	April 2, 2011	March 31, 2012	April 2, 2011
	(Thousands)
Net income	$147,562	$151,031	$433,615	$430,239
Foreign currency translation adjustments and other	68,792	138,124	(213,677)	271,677
Total comprehensive income	$216,354	$289,155	$219,938	$701,916

Share repurchase program
In August 2011, the Company’s Board of Directors authorized the repurchase of up to $500,000,000 of common stock in the open market or through privately negotiated transactions. The timing and actual number of shares purchased will depend on a variety of factors such as price, corporate and regulatory requirements, and prevailing market conditions. From August 15, 2011, when the program was made effective, through the end of the third quarter of fiscal 2012, the Company repurchased 8,770,000 shares under this program with an average market price of $28.35 per share for a total cost of $248,840,000. Repurchased shares were retired.

AVNET, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

10. Earnings per share

	Third Quarters Ended		Nine Months Ended
	March 31, 2012	April 2, 2011	March 31, 2012	April 2, 2011
	(Thousands, except per share data)
Numerator:
Net income	$147,562	$151,031	$433,615	$430,239
Denominator:
Weighted average common shares for basic earnings per share	145,126	152,859	148,195	152,333
Net effect of dilutive stock options and performance share awards	2,119	1,752	2,277	1,839
Weighted average common shares for diluted earnings per share	147,245	154,611	150,472	154,172

Basic earnings per share	$1.02	$0.99	$2.93	$2.82
Diluted earnings per share	$1.00	$0.98	$2.88	$2.79

Options to purchase 238,000 shares of the Company’s stock were excluded from the calculations of diluted earnings per share for both the nine months ended March 31, 2012 and April 2, 2011, because the exercise price for those options was above the average market price of the Company’s stock for those periods and inclusion of these options in the diluted earnings per share calculation would have had an anti-dilutive effect. For the quarters ended March 31, 2012 and April 2, 2011, none of the outstanding options were excluded from the calculation of diluted earnings per share because all of the outstanding options were dilutive.

11. Additional cash flow information

Interest and income taxes paid in the nine months ended March 31, 2012 and April 2, 2011 were as follows:

	Nine Months Ended
	March 31, 2012	April 2, 2011
	(Thousands)
Interest	$74,974	$77,839
Income taxes	144,525	118,326

AVNET, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

12. Segment information

	Third Quarters Ended		Nine Months Ended
	March 31, 2012	April 2, 2011	March 31, 2012	April 2, 2011
	(Thousands)
Sales:
Electronics Marketing	$3,756,849	$3,925,236	$11,168,722	$11,104,454
Technology Solutions	2,523,708	2,747,168	8,231,414	8,517,833
	$6,280,557	$6,672,404	$19,400,136	$19,622,287
Operating income (loss):
Electronics Marketing	$194,259	$224,764	$560,317	$600,296
Technology Solutions	67,930	57,325	251,871	219,182
Corporate	(26,806)	(25,079)	(88,347)	(83,225)
	235,383	257,010	723,841	736,253
Restructuring, integration and other charges (Note 13)	(18,609)	(16,273)	(53,114)	(73,452)
	$216,774	$240,737	$670,727	$662,801
Sales, by geographic area:
Americas (1)	$2,827,999	$2,822,834	$8,649,605	$8,587,700
EMEA (2)	1,836,555	2,175,494	5,688,339	6,187,594
Asia/Pacific (3)	1,616,003	1,674,076	5,062,192	4,846,993
	$6,280,557	$6,672,404	$19,400,136	$19,622,287
_____________________

(1)
Includes sales in the United States of $2.45 billion and $2.43 billion the third quarters ended March 31, 2012 and April 2, 2011, respectively. Includes sales in the United States of $7.49 billion and $7.47 billion for the first nine months of fiscal 2012 and 2011, respectively.

(2)
Includes sales in Germany and United Kingdom of $467.9 million and $311.6 million, respectively, for the third quarter ended March 31, 2012, and $1.82 billion and $1.05 billion, respectively, for the first nine months of fiscal 2012. Includes sales in Germany and the United Kingdom of $816.0 million and $414.3 million, respectively, for the third quarter ended April 2, 2011, and $2.30 billion and $1.29 billion, respectively, for the first nine months of fiscal 2011.

(3)
Includes sales in Taiwan, China (including Hong Kong) and Singapore of $431.8 million, $560.2 million and $296.5 million, respectively, for the third quarter ended March 31, 2012, and $1.41 billion, $1.71 billion and $890.4 million, respectively, for the first nine months of fiscal 2012. Includes sales in Taiwan, China (including Hong Kong) and Singapore of $452.3 million, $599.0 million and $314.1 million, respectively, for the third quarter ended April 2, 2011, and $1.32 billion, $1.77 billion and $896.0 million, respectively, for the first nine months of fiscal 2011.

AVNET, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

	March 31, 2012	July 2, 2011
	(Thousands)
Assets:
Electronics Marketing	$6,123,074	$5,890,871
Technology Solutions	3,713,887	3,765,157
Corporate	320,596	249,541
	$10,157,557	$9,905,569
Property, plant, and equipment, net, by geographic area
Americas (4)	$274,763	$242,450
EMEA (5)	155,342	150,601
Asia/Pacific	28,013	26,122
	$458,118	$419,173

_____________________

(4)	Includes property, plant and equipment, net, of $262.9 million and $231.3 million as of March 31, 2012 and July 2, 2011, respectively, in the United States.

(5)
Includes property, plant and equipment, net, of $95.1 million, $26.1 million and $17.4 million in Germany, Belgium and the United Kingdom, respectively, as of March 31, 2012 and $92.8 million, $23.4 million and $16.4 million, respectively, as of July 2, 2011.

13. Restructuring, integration and other charges
Fiscal 2012
During the third quarter and first nine months of fiscal 2012, the Company initiated actions to reduce costs in both operating groups in response to current market conditions and incurred acquisition and integration costs associated with recently acquired businesses. As a result, the Company incurred restructuring, integration and other charges as presented in the following table.

	Quarter Ended March 31, 2012	Nine Months Ended March 31, 2012
	(Thousands)
Restructuring charges	$11,217	$40,156
Integration costs	3,988	7,438
Acquisition transaction costs	4,196	7,262
Reversal of excess prior year restructuring reserves	(792)	(1,742)
Pre-tax restructuring, integration and other charges	$18,609	$53,114
After tax restructuring, integration and other charges	$13,691	$37,255
Restructuring, integration and other charges per share on a diluted basis	$0.10	$0.25

The activity related to the restructuring charges incurred during the first nine months of fiscal 2012 is presented in the following table:

	Severance Reserves	Facility Exit Costs	Other	Total
	(Thousands)
Fiscal 2012 pre-tax charges	$26,523	$10,525	$3,108	$40,156
Cash payments	(18,385)	(1,460)	(1,512)	(21,357)
Non-cash write-downs	—	(2,112)	(537)	(2,649)
Other, principally foreign currency translation	(15)	(106)	9	(112)
Balance at March 31, 2012	$8,123	$6,847	$1,068	$16,038

AVNET, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

Severance charges recorded in the first nine months of fiscal 2012 related to over 550 employees in sales, administrative and finance functions in connection with the cost reduction actions taken in all three regions in both operating groups with employee reductions of approximately 350 in EM and 200 in TS. Facility exit costs for vacated facilities related to nine facilities in the Americas, five in EMEA and twelve in Asia and consisted of reserves for remaining lease liabilities and the write-down of leasehold improvements and other fixed assets. Other restructuring charges related primarily to other onerous lease obligations that have no on-going benefit to the Company. Of the $40,156,000 pre-tax restructuring charges recorded during the first nine months of fiscal 2012, $23,948,000 related to EM, $16,208,000 related to TS and the remaining related to corporate charges. As of March 31, 2012, management expects the majority of the remaining severance and other reserves to be utilized by the end of fiscal 2013 and the remaining facility exit cost reserves to be utilized by the end of fiscal 2015.

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

Acquisition transaction costs incurred during the first nine months of fiscal 2012 related primarily to professional fees for advisory and broker services and legal and accounting due diligence procedures and other legal costs associated with acquisitions.
Fiscal 2011
During fiscal 2011, the Company incurred restructuring, integration and other charges related to acquisition and integration activities associated with acquired businesses. The following table presents the activity during the first nine months of fiscal 2012 related to the remaining restructuring reserves established during fiscal 2011.

	Severance Reserves	Facility Exit Costs	Other	Total
	(Thousands)
Balance at July 2, 2011	$9,803	$8,294	$1,038	$19,135
Cash payments	(7,884)	(2,826)	(440)	(11,150)
Adjustments	(576)	(260)	(297)	(1,133)
Other, principally foreign currency translation	(564)	(281)	(23)	(868)
Balance at March 31, 2012	$779	$4,927	$278	$5,984

As of March 31, 2012, management expects the majority of the remaining severance and other reserves to be utilized by the end of fiscal 2013 and the remaining facility exit cost reserves to be utilized by the end of fiscal 2015.

AVNET, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

Fiscal 2010 and prior restructuring reserves
In fiscal 2010 and prior, the Company incurred restructuring, integration and other charges of which four restructuring plans are remaining. The following table presents the activity during the first nine months of fiscal 2012 related to the remaining restructuring reserves that were established during fiscal 2010 and prior.

	Severance Reserves	Facility Exit Costs	Other	Total
	(Thousands)
Balance at July 2, 2011	$316	$6,632	$1,966	$8,914
Cash payments	(32)	(3,606)	(1,096)	(4,734)
Adjustments	(36)	(383)	(10)	(429)
Other, principally foreign currency translation	(20)	(60)	(119)	(199)
Balance at March 31, 2012	$228	$2,583	$741	$3,552

As of March 31, 2012, management expects the majority of the remaining severance and other reserves to be utilized by the end of fiscal 2014 and the remaining facility exit cost reserves to be utilized by the end of fiscal 2016.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations
For a description of the Company’s critical accounting policies and an understanding of the significant factors that influenced the Company’s performance during the quarter ended March 31, 2012, this Management’s Discussion and Analysis of Financial Condition and Results of Operations (“MD&A”) should be read in conjunction with the consolidated financial statements, including the related notes, appearing in Item 1 of this Report, as well as the Company’s Annual Report on Form 10-K for the year ended July 2, 2011.
There are references to the impact of foreign currency translation in the discussion of the Company’s results of operations. Results for the third quarter of fiscal 2012 were impacted by the movement of foreign currency exchange rates in comparison to the third quarter of fiscal 2011. For example, the U.S. Dollar has strengthened against the Euro by approximately 4% when comparing the third quarter of fiscal 2012 with the third quarter of fiscal 2011. However, when comparing the first nine months of fiscal 2012 to the same period in fiscal 2011, exchange rates had less of an impact as, for example, the U.S. Dollar weakened against the Euro by approximately 1%. When the weaker U.S. Dollar exchange rates of the current year are used to translate the results of operations of Avnet’s subsidiaries denominated in foreign currencies, the resulting impact is an increase in U.S. Dollars of reported results. Conversely, when the stronger U.S. Dollar exchange rates of the current year are used to translate the results of operations of Avnet’s subsidiaries denominated in foreign currencies, the resulting impact is an decrease in U.S. Dollars of reported results. In the discussion that follows, this is referred to as the “translation impact of changes in foreign currency exchange rates” and is also referred to as “constant currency.”
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

•
Operating income excluding restructuring, integration and other charges incurred in the third quarters and first nine months of fiscal 2012 and fiscal 2011 (see Restructuring, Integration and Other Charges in this MD&A). The reconciliation to GAAP is presented in the following table.

	Third Quarters Ended		Nine Months Ended
	March 31, 2012	April 2, 2011	March 31, 2012	April 2, 2011
	(Thousands)
GAAP operating income	$216,774	$240,737	$670,727	$662,801
Restructuring, integration and other charges	18,609	16,273	53,114	73,452
Adjusted operating income	$235,383	$257,010	$723,841	$736,253

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

Results of Operations
Executive Summary
Revenue for the third quarter of fiscal 2012 was $6.28 billion, a decrease of 5.9% from the third quarter of fiscal 2011 revenue of $6.67 billion, while revenue on an organic basis was down 8.1% year over year. The prior year third quarter was particularly strong as the economic environment at that time seemed to have hit a peak in the V-shaped recovery, particularly in EMEA. As a result, the Company experienced a year-over-year decrease in revenue primarily due to declines in the EMEA region in both operating groups. Since that peak, the macro economic environment continued to be a challenge as the Company's performance was impacted by a supply chain inventory correction during the first three quarters of fiscal 2012. Although the current economic environment and the rate of recovery varies in each region, results for the quarter were in line with management's expectations as seasonal growth rates seem to be returning to more normalized levels. EM organic revenue decreased 8.9% year over year in constant currency, which was the third consecutive quarter of negative year-over-year organic growth. This decline was primarily a result of the comparison to the particularly strong prior year third quarter and the supply chain inventory correction, as previously mentioned. However, EM's sequential organic revenue growth was at the low end of normal seasonality, particularly in the western regions, and its book to bill ratio finished at parity for the quarter; thus, it appears the supply chain inventory correction is nearing an end. TS organic revenue declined 4.3% in constant currency over the prior year third quarter. Despite this decline, TS increased gross profit margin and operating income margin year over year driven primarily by the combination of a focus on improving the overall performance within the EMEA region, including revenue selection, and the benefit from restructuring initiatives.

Gross profit margin of 12.0% increased 21 basis points over prior year third quarter. EM gross profit margin was down 27 basis points year over year as an increase in the EMEA region's gross profit margin was offset by a decline in the Americas. In addition, the regional mix of business impacted EM as the EMEA region, which is a higher margin region, represented 29% of EM sales as compared with 34% in the third quarter of last year. The decline in the Americas was primarily due to the effect of the transferring the lower gross profit margin Latin America computing components business from TS Americas to EM Americas at the beginning of fiscal 2012. TS gross profit margin increased 80 basis points year over year driven by improvements in both the Americas and EMEA regions, primarily due to the transfer of the Latin America business noted previously and a focus on the overall performance within the EMEA region, including revenue selection, also noted previously.
Consolidated operating income margin was flat at 3.5% as compared with the prior year third quarter, which included restructuring, integration and other charges in both periods. Excluding these charges, operating income margin was 3.8% as compared with 3.9% in the prior year third quarter as a decline at EM offset improvement at TS. TS operating income margin increased 60 basis points year over year to 2.7%. EM operating income margin improved sequentially by 31 basis points bringing it back within management's target range; however, it declined 56 basis points when compared with the particularly strong prior year performance.
Sales
The table below provides the comparison of third quarter fiscal 2012 and 2011 sales for the Company and its operating groups. In addition, there were several items that impacted the comparison of third quarter sales to sales in the prior year third quarter; therefore, the table below also provides pro forma (or organic) sales which represents sales adjusted for (i) the impact of acquisitions by adjusting Avnet’s prior periods to include the sales of businesses acquired as if the acquisitions had occurred at the beginning of the period presented; (ii) the impact of a divestiture by adjusting Avnet’s prior periods to exclude the sales of the business divested as if the divestiture had occurred at the beginning of the period presented; and (iii) the impact of the transfer at the beginning of fiscal 2012 of the Latin America computing components business from TS Americas to EM Americas which is being managed as part of the EM embedded business. Sales, taking into account the combination of these adjustments, are referred to as “pro forma sales” or “organic sales.”

	Q3-Fiscal FY ’12	Q3-Fiscal FY ’11	Year-Year % Change	Pro forma Q3-Fiscal FY ’12	Pro forma Q3-Fiscal FY ’11	Pro forma Year-Year % Change
	(Dollars in thousands)
Avnet, Inc.	$6,280,557	$6,672,404	(5.9)%	$6,292,381	$6,848,968	(8.1)%
EM	3,756,849	3,925,236	(4.3)	3,758,271	4,176,105	(10.0)
TS	2,523,708	2,747,168	(8.1)	2,534,110	2,672,863	(5.2)
EM
Americas	$1,458,422	$1,316,244	10.8%	$1,459,844	$1,465,817	(0.4)%
EMEA	1,091,701	1,328,541	(17.8)	—	1,330,423	(17.9)
Asia/Pacific	1,206,726	1,280,451	(5.8)	—	1,379,865	(12.5)
TS
Americas	$1,369,577	$1,506,590	(9.1)%	$1,379,509	$1,409,911	(2.2)%
EMEA	744,854	846,953	(12.1)	745,324	869,327	(14.3)
Asia/Pacific	409,277	393,625	4.0	—	—	—
Totals by Region
Americas	$2,827,999	$2,822,834	0.2%	$2,839,353	$2,875,728	(1.3)%
EMEA	1,836,555	2,175,494	(15.6)	1,837,025	2,199,750	(16.5)
Asia/Pacific	1,616,003	1,674,076	(3.5)	—	1,773,490	(8.9)

The following tables present the reconciliation of the reported sales to pro forma sales for the third quarters of fiscal 2012 and 2011.

Q3 Fiscal 2012	As Reported	Acquisition Sales(1)	Pro forma Sales
	(Thousands)
Avnet, Inc.	$6,280,557	$11,824	$6,292,381
EM Americas	1,458,422	1,422	1,459,844
TS Americas	1,369,577	9,932	1,379,509
TS EMEA	744,854	470	745,324
_____________________

(1)	Includes the businesses acquired in January 2012 (see table below).

Q3 Fiscal 2011	As Reported	Acquisition Sales(1)	Transfer of TS Business to EM	Pro forma Sales
	(Thousands)
Avnet, Inc.	$6,672,404	$176,564	$—	$6,848,968
EM	3,925,236	127,703	123,166	4,176,105
TS	2,747,168	48,861	(123,166)	2,672,863
EM
Americas	$1,316,244	$26,407	$123,166	$1,465,817
EMEA	1,328,541	1,882	—	1,330,423
Asia/Pacific	1,280,451	99,414	—	1,379,865
TS
Americas	$1,506,590	$26,487	$(123,166)	$1,409,911
EMEA	846,953	22,374	—	869,327
_____________________

(1)	Includes the following acquisitions which impacted the third quarter year-over-year comparison:
Amosdec acquired in July 2011 in the TS EMEA region
Prospect Technology acquired in August 2011 in the EM Asia region
JC Tally Trading Co and its subsidiary acquired in August 2011 in the EM Asia region
DE2 acquired in November 2011 in the EM EMEA region
Round2 acquired in January 2012 in the EM Americas region
Unidux Electronics Limited (Singapore) acquired in January 2012 in the EM Asia region
Canvas Systems acquired in January 2012 in the TS Americas and TS EMEA regions
Pinnacle Data Systems acquired in January 2012 in the EM Americas region
A controlling interest in a non-wholly owned entity, consolidated in the EM Americas region as of January 2012
Consolidated sales for the third quarter of fiscal 2012 were $6.28 billion, a decrease of 5.9%, or $391.8 million, from the prior year third quarter consolidated sales of $6.67 billion. Organic sales (as defined earlier in this MD&A) decreased 8.1%, which was primarily due to a double-digit decline in the EMEA region in both operating groups. On a sequential basis, organic sales decreased 7.2% and decreased 6.6% excluding the translation impact of changes in foreign currency exchange rates, which is at the low end of normal seasonality of down 4% to 7% for a March quarter.
EM sales of $3.76 billion in the third quarter of fiscal 2012 decreased 4.3% from the prior year third quarter sales of $3.93 billion. EM organic revenue in constant currency decreased 8.9% year over year due to the combination of exceptionally high growth last year driven by the V-shaped recovery in electronic components and the subsequent supply chain correction which has led to negative organic growth in EM for the first nine months of fiscal 2012. On a regional basis, EMEA and Asia experienced double-digit year-over-year organic revenue declines, while the Americas was essentially flat. On a sequential basis, EM organic revenue growth was 3.9% in constant currency, which is a return to more normal seasonal growth for EM of up 4% to up 7% for a March quarter. The inventory correction that caused sequential revenue growth to be below normal seasonality for the past two quarters appears to be nearing an end as the book to bill ratio for EM continued to improve through the quarter in all three regions and was at parity for the quarter.
TS sales of $2.52 billion in the third quarter of fiscal 2012 decreased 8.1% from the prior year third quarter sales of $2.75 billion. The year-over-year revenue decrease was due primarily to the Americas and EMEA regions which were down 9.1% and 12.1%, respectively, partially offset by growth of 4.0% in Asia. Organic revenue decreased 5.2% year over year primarily due to the Americas, which decreased 2.2%, and the EMEA region, which decreased 11.3% in constant currency. The double-digit decline in EMEA was due to general economic conditions impacting IT spending and, to a lesser extent, some portfolio actions around revenue selection. These declines were partially offset by an increase of 4.0% in Asia. On a product level, double-digit, year-over-year growth in industry standard servers and services was offset by a decline in microprocessors and other computing components. On a sequential basis, organic revenue decreased 19.0%, which was within the range of typical seasonality for TS of down 16% to 20% for a March quarter.
Consolidated sales for the first nine months of fiscal 2012 were $19.40 billion, down 1.1%, as compared with sales of $19.62 billion for the first nine months of fiscal 2011. On an organic basis excluding the impact of changes in foreign currency exchange rates, sales for the first nine months of fiscal 2012 were down 2.5% as compared with the same period in the prior year. EM sales of $11.17 billion for the first nine months of fiscal 2012 were essentially flat as compared with the first nine months of the prior year. Growth in EM's Americas region was offset by declines in the EMEA and Asia regions. EM organic revenue was down 5.2% year over year as declines in the EMEA and Asia regions were partially offset by growth in the Americas. TS sales of $8.23 billion for the first nine months of fiscal 2012 were down 3.4% as compared with the first nine months of fiscal 2011 and organic revenue was up 1.5% over the same period in prior year, primarily driven by sales growth in the Americas and Asia, which was mostly offset by a decline in EMEA.
Gross Profit and Gross Profit Margins
Consolidated gross profit for the third quarter of fiscal 2012 was $753.8 million, a decrease of $32.8 million, or 4.2%, from the prior year third quarter and decreased 6.0% on a pro forma basis in constant currency. Gross profit margin of 12.0% improved 21 basis points over the prior year third quarter and improved 29 basis points sequentially. EM gross profit margin was down 27 basis points year over year, as an increase in the EMEA gross profit margin was offset by the effect of transferring the lower gross profit margin Latin America computing components business from TS Americas to EM Americas at the beginning of fiscal 2012. In addition, the regional mix of business was slightly more skewed to the lower margin regions in the current year third quarter as the higher gross margin EMEA region represented 29% of the overall EM revenue mix as compared with 34% in the prior year third quarter. On a sequential basis, EM gross profit margin remained flat as the positive impact of the geographic mix shift to the higher gross profit margin EMEA region was offset by a decline in the Americas embedded business which had benefited from a temporary lift in margins in hard disk drives in the December quarter. TS gross profit margin improved 80 basis points year over year and was essentially flat sequentially. The year-over-year improvement was driven by the western regions. This was the third consecutive quarter in which the EMEA region improved its gross profit margin more than 100 basis points year over year, which was driven by a focus on improving the overall performance within the region, including revenue selection.
Consolidated gross profit and gross profit margins were $2.29 billion and 11.8%, respectively, for the first nine months of fiscal 2012 as compared with $2.28 billion and 11.6%, respectively, for the first nine months of fiscal 2011. For the first nine months of fiscal 2012, EM gross profit margin declined 21 basis points year over year and TS gross profit margin improved 59 basis points year over year driven largely by the same factors as discussed in the quarterly gross profit margin analysis.
Selling, General and Administrative Expenses
Selling, general and administrative expenses (“SG&A expenses”) were $518.4 million in the third quarter of fiscal 2012, a decrease of $11.2 million, or 2.1%, from the prior year third quarter. This $11.2 million decrease consisted of (i) approximately $21 million related to a decrease in expenses for the existing business due primarily to cost reduction actions taken, and (ii) approximately $7 million related to a decrease due to the translation impact of changes in foreign currency exchange rates, partially offset by (iii) an increase of approximately $21 million related to expenses from businesses acquired. Metrics that management monitors with respect to its operating expenses are SG&A expenses as a percentage of sales and as a percentage of gross profit. In the third quarter of fiscal 2012, SG&A expenses as a percentage of sales were 8.3% and were 68.8% as a percentage of gross profit as compared with 7.9% and 67.3%, respectively, in the third quarter of fiscal 2011. SG&A expenses as a percentage of gross profit at TS decreased over 400 basis points year over year. EM SG&A expenses as a percentage of gross profit increased 326 basis points from the prior year near record low, which was attributable to the strong operating leverage in a particularly high growth environment in the prior year. SG&A expenses for the first nine months of fiscal 2012 were $1.57 billion, or 8.1% of consolidated sales, as compared with $1.55 billion, or 7.9% of consolidated sales, in the first nine months of fiscal 2011. SG&A expenses were 68.4% of gross profit in the first nine months of fiscal 2012 as compared with 67.8% in the first nine months of 2011.
Restructuring, Integration and Other Charges
During the third quarter of fiscal 2012, the Company continued to take certain actions to reduce costs in both operating groups in response to current market conditions and incurred acquisition and integration costs associated with recently acquired businesses. As a result, the Company recorded restructuring, integration and other charges of $18.6 million pre-tax, $13.7 million after tax and $0.10 per share on a diluted basis for the third quarter. Restructuring charges of $11.2 million pre-tax consisted of $6.7 million for severance, $3.1 million for facility exit costs and fixed asset write downs and $1.4 million for other restructuring charges. Pre-tax integration costs and acquisition transaction costs were $4.0 million and $4.2 million, respectively. In addition, the Company recorded a credit of $0.8 million pre-tax to adjust reserves related to prior year restructuring activity that were no longer required.
During the first nine months of fiscal 2012, the Company recorded restructuring, integration and other charges of $53.1 million pre-tax, $37.3 million after tax and $0.25 per share on a diluted basis. Restructuring charges of $40.2 million pre-tax consisted of $26.5 million for severance, $10.5 million for facility exit costs and fixed asset write downs and $3.1 million for other restructuring charges. Pre-tax integration costs and acquisition transaction costs were $7.4 million and $7.3 million, respectively. In addition, the Company recorded a credit of $1.7 million pre-tax to adjust reserves related to prior year restructuring activity that were no longer required.
Severance charges recorded in the first nine months of fiscal 2012 related to over 550 employees in sales, administrative and finance functions in connection with the cost reduction actions taken in all three regions in both operating groups with employee reductions of approximately 350 in EM and 200 in TS. Facility exit costs for vacated facilities related to nine facilities in the Americas, five in EMEA and twelve in Asia and consisted of reserves for remaining lease liabilities and the write-down of leasehold improvements and other fixed assets. The Company expects to generate approximately $35 million to $45 million in annualized savings by the end of fiscal 2012 as a result of the restructuring initiatives implemented during the first nine months of fiscal 2012.
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
Comparatively, in the third quarter of fiscal 2011, restructuring, integration and other charges amounted to $16.3 million pre-tax, $11.9 million after tax and $0.08 per share on a diluted basis and were due primarily to the integration of the acquired Bell business into the existing EM Americas, TS Americas and TS EMEA regions and, to a lesser extent, other cost reduction actions. These pre-tax charges included the following: $4.4 million of severance, $3.3 million of facility exit costs, $8.0 million of integration costs, $3.5 million of acquisition transaction costs, $0.9 million of other charges, and a reversal of $3.8 million to adjust reserves related to prior year restructuring activity which were no longer required.
During the first nine months of fiscal 2011, restructuring, integration and other charges amounted to $73.5 million pre-tax, $52.9 million after tax and $0.34 per share on a diluted basis. The pre-tax charges consisted of: $23.4 million for severance, $16.3 million for facility exit costs for lease liabilities, fixed asset write-downs and other related charges associated with vacated facilities, $24.1 million for integration costs, $15.6 million for transactions costs associated with acquisitions and $1.8 million for other charges. The Company also recorded a credit of $7.8 million related to the release of liabilities associated with a prior acquisition and to adjust reserves related to prior year restructuring activity which were no longer required.
Operating Income
During the third quarter of fiscal 2012, the Company generated operating income of $216.8 million, down 10.0%, as compared with $240.7 million in the prior year third quarter. Consolidated operating income margin was 3.5% as compared with 3.6% in the prior year third quarter. Both periods included restructuring, integration and other charges as described in Restructuring, Integration and Other Charges above. Excluding these charges from both periods, operating income was $235.4 million, or 3.8% of sales, in the third quarter of fiscal 2012 as compared with $257.0 million, or 3.9% of sales, in the prior year third quarter. EM operating income of $194.3 million was down 13.6% year over year and operating income margin declined 56 basis points year over year to 5.2%. This decline in EM operating income margin was primarily due to the negative operating leverage related to the year-over-year decline in sales as compared with the positive operating leverage last year due to the particularly strong sales growth. This effect was somewhat mitigated by cost reduction actions taken in response to business conditions. While EM's operating profit margin declined year over year, it improved 31 basis points sequentially and is back within management's target range of 5.0% to 5.5% after dipping below that range in the December quarter. TS operating income of $67.9 million increased 18.5% year over year and operating income margin increased 60 basis points to 2.7% primarily due to improvement in the western regions, which was driven by the combination of higher gross profit margins and the benefits from restructuring initiatives. Corporate operating expenses were $26.8 million in the third quarter of fiscal 2012 as compared with $25.1 million in the third quarter of fiscal 2011.
Operating income for the first nine months of 2012 was $670.7 million, or 3.5% of consolidated sales, as compared with $662.8 million, or 3.4% of consolidated sales for the first nine months of fiscal 2011. The increase in operating income margin as compared with the first nine months of fiscal 2011 was similarly a function of the factors discussed in the quarterly analysis. In addition, during the first nine months of fiscal 2012, restructuring, integration and other charges amounted to $53.1 million pre-tax, $37.3 million million after tax and $0.25 per share on a diluted basis as compared with $73.5 million pre-tax, $52.9 million after tax and $0.34 per share for the first nine months of the prior year.
Interest Expense and Other Income (Expense), Net
Interest expense for the third quarter of fiscal 2012 was $23.6 million, which was flat compared with the same period of the prior year. Interest expense for the first nine months of fiscal 2012 was $67.6 million, down $2.2 million or 3.2%, as compared with interest expense of $69.8 million for the first nine months of fiscal 2011. The decrease in interest expense was primarily due to (i) the pay off of $104.4 million of 3.75% convertible debt in March 2011 and (ii) lower interest expense incurred under foreign bank credit facilities as compared with the same periods in the prior year. See Financing Transactions for further discussion of the Company’s outstanding debt.
During the third quarter of fiscal 2012, the Company recognized $3.2 million of other income as compared with $2.3 million in the prior year. During the first nine months of fiscal 2012, the Company incurred $1.4 million in other expense as compared with other income of $5.3 million in the first nine months of fiscal 2011. The year-over-year increase in other expense was due primarily to foreign exchange losses.
Gain on Bargain Purchase and Other
During the third quarter of fiscal 2012, the Company recognized a gain on bargain purchase of $4.5 million pre- and after tax and $0.03 per share on a diluted basis. In January 2012, the Company acquired Unidux Electronics Limited, a Singapore publicly traded company, through a tender offer. After assessing the assets acquired and liabilities assumed, the consideration paid was below the fair value of the acquired net assets and, as a result, the Company recognized the gain.
In addition to the gain on bargain purchase mentioned above, during the first nine months of fiscal 2012, the Company recognized other charges of $1.4 million pre-tax, $0.9 million after tax and $0.01 per share on a diluted basis related to the write-down of an investment in a small technology company and the write-off of certain deferred financing costs associated with the early termination of a credit facility (see Financing Transactions for further discussion).
During the first quarter of fiscal 2011, the Company acquired Unidux, a Japanese publicly traded company, through a tender offer. After reassessing all assets acquired and liabilities assumed, the consideration paid was below the fair value of the acquired net assets and, as a result, the Company recognized a gain on bargain purchase of $31.0 million pre- and after tax and $0.20 per share on a diluted basis. In addition, the Company recognized other charges of $2.0 million pre-tax primarily related to an impairment of buildings in EMEA. During the third quarter of fiscal 2011, the Company recognized a loss of $6.3 million pre-tax, $3.9 million after tax and $0.02 per share on a diluted basis related to the write-down of prior investments in smaller technology start-up companies.
Income Tax Provision
The Company’s effective tax rate on its income before income taxes was 26.6% in the third quarter of fiscal 2012 as compared with 29.1% in the third quarter of fiscal 2011. During the third quarter of fiscal 2012, the Company's effective tax rate was favorably impacted by releases of valuation allowances, favorable audit settlements, and releases of reserves.   During the third quarter of fiscal 2011, the Company's effective tax rate was negatively impacted by increases to reserves, partially offset by releases of valuation allowances.

For the first nine months of 2012 and 2011, the Company's effective tax rate was 28.3% and 30.7%, respectively. The decrease is a result of a favorable tax adjustment, primarily related to releases of valuation allowance and favorable audit settlements, partially offset by increases to reserves.  During the first nine months of fiscal 2011, the Company recognized an income tax adjustment of $19.8 million primarily related to the non-cash write-off of a deferred tax asset associated with the integration of acquired legal entities which was partially offset by the non-taxable gain on a bargain purchase as mentioned above.
The tax rate is impacted primarily by the statutory tax rates of the countries in which the Company operates and the related levels of income in those jurisdictions as well as assessment of tax risks that are common to multinational enterprises and assessments of realizability of deferred tax assets and the associated establishment or release of tax valuation allowances.

In April 2012, the Company received a U.S. Internal Revenue Service Revenue Agent's Report related to the tax audit of an acquired company which requires Joint Committee review and approval. If approved, the Company will recognize additional net operating losses as determined under the settlement as well as the release of related reserves.  As a result, it is reasonably possible that within the next twelve months the Company may record a tax benefit in the range of $15.0 million to $17.0 million, which would favorably impact the effective tax rate in the period in which the matter is effectively settled.
Net Income
As a result of the factors described in the preceding sections of this MD&A, the Company’s consolidated net income for the third quarter of fiscal 2012 was $147.6 million, or $1.00 per share on a diluted basis, as compared with $151.0 million, or $0.98 per share on a diluted basis, in the prior year third quarter. Net income for the first nine months of fiscal 2012 was $433.6 million, or $2.88 per share on a diluted basis, as compared with $430.2 million, or $2.79 per share on a diluted basis for the first nine months of fiscal 2011.
LIQUIDITY AND CAPITAL RESOURCES
Cash Flow
Cash Flow from Operating Activities
During the third quarter and first nine months of fiscal 2012, the Company generated $23.6 million and $269.4 million, respectively, of cash from its operating activities as compared with cash generated of $188.1 million and cash usage of $3.4 million in the third quarter and first nine months of fiscal 2011, respectively. These results are comprised of: (i) cash flow generated from net income excluding non-cash and other reconciling items, which includes the add-back of depreciation and amortization, deferred income taxes, stock-based compensation and other non-cash items (primarily the provision for doubtful accounts and periodic pension costs) and (ii) cash flow used for working capital, excluding cash and cash equivalents. Cash generated by working capital during the third quarter of fiscal 2012 included a decrease in receivables and inventory of $175.3 million and $73.1 million, respectively, offset by a decrease in payables of $398.7 million. The settlement of payables, which were incurred during TS' seasonally strong December quarter, was partially offset by cash collections on the similarly seasonally strong December quarter sales. At EM, inventory decreased and the inventory levels as of the end of the quarter are consistent with growth expectations. Net days outstanding continues to be at or near pre-recession levels as there have not been any significant change in terms provided to customers and the Company has not experienced an overall deterioration in timely customer payments. Comparatively, cash used for working capital during the third quarter of fiscal 2011 consisted of a reduction in payables of $250.3 million, partially offset by a reduction in accounts receivable and inventory of $153.6 million and $78.4 million, respectively.
Cash Flow from Financing Activities
During the third quarter and first nine months of fiscal 2012, the Company received net proceeds of $110.4 million and $578.5 million, respectively, primarily from borrowings under the accounts receivable securitization program and bank credit facilities. In addition, during the third quarter and first nine months of fiscal 2012, the Company used $27.9 million and $248.8 million, respectively, of cash to repurchase common stock under the $500 million share repurchase program authorized by the Board in August 2011 (see Item 2. Unregistered Sales of Equity Securities and Use of Proceeds in this Form 10-Q). During the third quarter and first nine months of fiscal 2011, the Company used $89.7 million of cash to repay debt primarily due to the repayment of $104.4 million of 3.75% Notes due March 5, 2024 which were acquired in the Bell acquisition and tendered for in March 2011. For the first nine months of fiscal 2011, the Company received proceeds of $431.2 million, primarily from borrowings under the accounts receivable securitization program and bank credit facilities.
Cash Flow from Investing Activities
During the third quarter and first nine months of fiscal 2012, the Company used $122.0 million and $229.5 million,

respectively, of cash for acquisitions, net of cash acquired, and $24.5 million and $95.4 million, respectively, for capital expenditures primarily related to system development costs and computer hardware and software purchases. During the third quarter and first nine months of fiscal 2011, the Company used $64.1 million and $691.0 million, respectively, of cash for acquisitions, net of cash acquired, and $35.0 million and $105.2 million, respectively, for capital expenditures primarily related to system development costs and computer hardware and software purchases. During the third quarter of fiscal 2011, the Company received $10.5 million of proceeds, net, associated with a divestiture.
Capital Structure and Contractual Obligations
The following table summarizes the Company’s capital structure as of the end of the third quarter of fiscal 2012 with a comparison to fiscal 2011 year-end:

	March 31, 2012	% of Total Capitalization	July 2, 2011	% of Total Capitalization
	(Dollars in thousands)
Short-term debt	$934,450	15.1%	$243,079	4.4%
Long-term debt	1,183,793	19.2	1,273,509	22.8
Total debt	2,118,243	34.3	1,516,588	27.2
Shareholders’ equity	4,051,779	65.7	4,056,070	72.8
Total capitalization	$6,170,022	100.0	$5,572,658	100.0

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
Financing Transactions
During the second quarter of fiscal 2012, the Company entered into a five-year $1.0 billion senior unsecured revolving credit facility (the "2012 Credit Facility") with a syndicate of banks which expires November 2016. In connection with the 2012 Credit Facility, the Company terminated its existing unsecured $500.0 million credit facility (the "2008 Credit Facility") which was to expire in September 2012. Under the 2012 Credit Facility, the Company may elect from various interest rate options, currencies and maturities. As of the end of the third quarter of fiscal 2012, there were $21.8 million in borrowings outstanding under the 2012 Credit Facility included in “long-term debt” in the consolidated financial statements. In addition, there were $17.1 million in letters of credit issued under the 2012 Credit Facility which represent a utilization of the 2012 Credit Facility capacity but are not recorded in the consolidated balance sheet as the letters of credit are not debt. As of July 2, 2011, there were $122.1 million in borrowings outstanding included in “long-term debt” in the consolidated financial statements and $16.6 million in letters of credit issued under the 2008 Credit Facility.
In August 2011, the Company amended its accounts receivable securitization program (the "Securitization Program" or “Program”) with a group of financial institutions to allow the Company to sell, on a revolving basis, an undivided interest of up to $750.0 million ($600.0 million prior to the amendment) in eligible receivables while retaining a subordinated interest in a portion of the receivables. The Program does not qualify for sale treatment and, as a result, any borrowings under the Program are recorded as debt on the consolidated balance sheet. The Program contains certain covenants, all of which the Company was in compliance with as of March 31, 2012. The Program has a one year term that expires in August 2012. There were $750.0 million in borrowings outstanding under the Program at March 31, 2012 and $160.0 million outstanding at July 2, 2011.

Notes outstanding at March 31, 2012 consisted of:

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
Covenants and Conditions
The 2012 Credit Facility contains certain covenants with various limitations on debt incurrence, dividends, investments and capital expenditures and also includes financial covenants requiring the Company to maintain minimum interest coverage and leverage ratios. Management does not believe that the covenants in the 2012 Credit Facility limit the Company’s ability to pursue its intended business strategy or future financing needs. The Company was in compliance with all covenants of the 2012 Credit Facility as of March 31, 2012.
The Securitization Program requires the Company to maintain certain minimum interest coverage and leverage ratios in order to continue utilizing the Program. The Program also contains certain covenants relating to the quality of the receivables sold. If these conditions are not met, the Company may not be able to borrow any additional funds and the financial institutions may consider this an amortization event, as defined in the agreement, which would permit the financial institutions to liquidate the accounts receivables sold to cover any outstanding borrowings. Circumstances that could affect the Company’s ability to meet the required covenants and conditions of the Program include the Company’s ongoing profitability and various other economic, market and industry factors. Management does not believe that the covenants under the Program limit the Company’s ability to pursue its intended business strategy or future financing needs. The Company was in compliance with all covenants of the Program as of March 31, 2012.
See Liquidity below for further discussion of the Company’s availability under these various facilities.
Liquidity
As mentioned previously, the Company amended its accounts receivable securitization program in August 2011 to increase the borrowing capacity from $600.0 million to $750.0 million. In addition, during the second quarter of fiscal 2012, the Company entered into a five-year $1.0 billion senior unsecured revolving credit facility and terminated its existing $500 million facility. The Company had total borrowing capacity of $1.75 billion at March 31, 2012 under the 2012 Credit Facility and the Program. There were $21.8 million in borrowings outstanding and $17.1 million in letters of credit issued under the 2012 Credit Facility and $750.0 million outstanding under the Program, resulting in $961.1 million of net availability at the end of the third quarter. During the third quarter of fiscal 2012, the Company had an average daily balance outstanding under the 2012 Credit Facility of approximately $135 million and approximately $670 million under the Program. During the third quarter of fiscal 2011, the Company had an average daily balance outstanding under the 2008 Credit Facility of approximately $175 million and approximately $490 million under the Program.
The Company had cash and cash equivalents of $940.1 million as of March 31, 2012, of which $852.1 million was held outside the U.S. As of July 2, 2011, the Company had cash and cash equivalents of $675.3 million, of which $613.2 million was held outside of the U.S. Liquidity is subject to many factors, such as normal business operations as well as general economic, financial, competitive, legislative, and regulatory factors that are beyond the Company’s control. Cash balances generated and held in foreign locations are used for on-going working capital, capital expenditure needs and to support acquisitions. These balances are currently expected to be permanently reinvested outside the U.S. If these funds were needed for general corporate use in the U.S., the Company would incur significant income taxes to repatriate cash held in foreign locations but only to the extent the repatriated cash is in excess of outstanding intercompany loans due to Avnet, Inc. from the foreign subsidiaries. In addition, local government regulations may restrict the Company’s ability to move funds among various locations under certain circumstances. Management does not believe such restrictions would limit the Company’s ability to pursue its intended business strategy.
During the first nine months of fiscal 2012, the Company utilized $229.5 million of cash, net of cash acquired, for acquisitions. The Company has been making and expects to continue to make strategic investments through acquisition activity to the extent the investments strengthen Avnet’s competitive position and meet management’s return on capital thresholds.

In addition to continuing to make investments in acquisitions, the Company may repurchase up to an aggregate of $500 million of shares of the Company’s common stock through a share repurchase program approved by the Board of Directors in August 2011. The Company plans to repurchase stock from time to time at the discretion of management, subject to strategic considerations, market conditions and other factors. The Company may terminate or limit the stock repurchase program at any time without prior notice. The timing and actual number of shares purchased will depend on a variety of factors such as price, corporate and regulatory requirements, and prevailing market conditions. Since inception of the program in August 2011 through the end of the third quarter of fiscal 2012, the Company repurchased 8.8 million shares at average market price of $28.35 per share for total cost of $248.8 million. Shares repurchased were retired.
During periods of weakening demand in the electronic component and enterprise computer solutions industry, the Company typically generates cash from operating activities. Conversely, the Company is also more likely to use operating cash flows for working capital requirements during periods of higher growth. During the third quarter and first nine months of fiscal 2012, the Company generated $23.6 million and $269.4 million, respectively, of cash from operations and has generated $550.9 million of cash from operations over the trailing twelve month period. Management believes that Avnet’s borrowing capacity, its current cash availability and the Company’s expected ability to generate operating cash flows in the future are sufficient to meet its projected financing needs.
COMPARATIVE ANALYSIS — LIQUIDITY
(Dollars in millions)
The following table highlights the Company’s liquidity and related ratios as of the end of the third quarter of fiscal 2012 with a comparison to the fiscal 2011 year-end:

	March 31, 2012	July 2, 2011	Percentage Change
Current Assets	$8,305.2	$8,227.2	0.9%
Quick Assets	5,598.9	5,439.6	2.9
Current Liabilities	4,825.7	4,477.7	7.8
Working Capital (1)	3,479.5	3,749.5	(7.2)
Total Debt	2,118.2	1,516.6	39.7
Total Capital (total debt plus total shareholders’ equity)	6,170.0	5,572.7	10.7
Quick Ratio	1.2:1	1.2:1
Working Capital Ratio	1.7:1	1.8:1
Debt to Total Capital	34.3%	27.2%

(1)	This calculation of working capital is defined as current assets less current liabilities.
The Company’s quick assets (consisting of cash and cash equivalents and receivables) increased 2.9% and current assets increased 0.9% from July 2, 2011 to March 31, 2012 due primarily to the increase in cash and cash equivalents since the prior fiscal year end which was partially offset by the impact of the change in foreign currency exchange spot rates at March 31, 2012 as compared with July 2, 2011. Current liabilities increased 7.8% primarily due to an increase in short-term borrowings partially offset by a decrease in accounts payable and the impact of the change in foreign currency exchange spot rates. As a result of the factors noted above, total working capital decreased by 7.2% during the first nine months of fiscal 2012. Total debt increased by 39.7% primarily due to the increase in short-term borrowings, total capital increased 10.7% and the debt to capital ratio increased as compared with July 2, 2011 to 34.3%.
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
See Liquidity and Capital Resources — Financing Transactions appearing in Item 2 of this Form 10-Q for further discussion of the Company’s financing facilities and capital structure. As of March 31, 2012, 54% of the Company’s debt bears interest at a fixed rate and 46% of the Company’s debt bears interest at variable rates. Therefore, a hypothetical 1.0% (100 basis points) increase in interest rates would result in a $2.4 million impact on income before income taxes in the Company’s consolidated statement of operations for the quarter ended March 31, 2012.

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
During the third quarter of fiscal 2012, the Company implemented an ERP system to support a business in the Americas. This implementation has resulted in changes to certain internal controls over financial reporting. The Company performed pre- and post-implementation procedures to ensure the effectiveness of the internal controls over financial reporting. There were no other changes to the Company’s internal control over financial reporting (as defined in Rule 13a-15(f) of the Exchange Act) that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

The discussion of Avnet’s business and operations should be read together with the risk factors contained in Item 1A of its 2011 Annual Report on Form 10-K, filed with the Securities and Exchange Commission, which describe various risks and uncertainties to which the Company is or may become subject. These risks and uncertainties have the potential to affect Avnet’s business, financial condition, results of operations, cash flows, strategies or prospects in a material and adverse manner. As of March 31, 2012, there have been no material changes to the risk factors set forth in the Company’s 2011 Annual Report on Form 10-K.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds
In August 2011, the Company’s Board of Directors approved the repurchase of up to $500 million of the Company’s common stock through a share repurchase program. The following table includes the Company’s monthly purchases of Avnet's common stock during the third quarter ended March 31, 2012 under the share repurchase program, which is part of a publicly announced plan, and purchases made on the open market to obtain shares for the Company’s Employee Stock Purchase Plan (“ESPP”), which is not part of a publicly announced plan:

	Total Number of Shares Purchased (1)	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares That May Yet Be Purchased Under the Plans or Programs
Period
January	714,200	$32.25	710,000	$251,174,000
February	5,400	$35.61	—	$251,174,000
March	4,400	$36.24	—	$251,174,000
_____________________

(1)	Includes purchases of Avnet’s common stock associated with the Company’s ESPP as follows: 4,200 shares in January, 5,400 shares in February and 4,400 shares in March.

Item 6.	Exhibits

Exhibit
Number	Exhibit

10.1*	Amendment No. 3, dated as of March 7, 2012, to the Second Amended and Restated Receivables Purchase Agreement.

31.1*	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2*	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1**	Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2**	Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS**	XBRL Instance Document.

101.SCH**	XBRL Taxonomy Extension Schema Document.

101.CAL**	XBRL Taxonomy Extension Calculation Linkbase Document.

101.LAB**	XBRL Taxonomy Extension Label Linkbase Document.

101.PRE**	XBRL Taxonomy Extension Presentation Linkbase Document.
_____________________

*	Filed herewith.
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
Date: April 27, 2012