Form 10-K
period 2012-06-30
AVNET INC
filed 2012-08-10
CIK 8858

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
__________________________________________________
Form 10-K

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended June 30, 2012
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
The aggregate market value (approximate) of the registrant’s common equity held by non-affiliates based on the closing price of a share of the registrant’s common stock for New York Stock Exchange composite transactions on December 31, 2011 (the last business day of the registrant’s most recently completed second fiscal quarter) was $4,476,318,054.
As of July 27, 2012, the total number of shares outstanding of the registrant’s Common Stock was 141,339,791 shares, net of treasury shares.
DOCUMENTS INCORPORATED BY REFERENCE
Portions of the registrant’s definitive proxy statement (to be filed pursuant to Reg. 14A) relating to the Annual Meeting of Shareholders anticipated to be held on November 2, 2012 are incorporated herein by reference in Part III of this Report.

PART I

Item 1. Business
Avnet, Inc., incorporated in New York in 1955, together with its consolidated subsidiaries (the “Company” or “Avnet”), is one of the world’s largest industrial distributors, based on sales, of electronic components, enterprise computer and storage products and embedded subsystems. Avnet creates a vital link in the technology supply chain that connects the world’s leading electronic component and computer product manufacturers and software developers with a global customer base of original equipment manufacturers (“OEMs”), electronic manufacturing services (“EMS”) providers, original design manufacturers (“ODMs”), and value-added resellers (“VARs”). Avnet distributes electronic components, computer products and software as received from its suppliers or with assembly or other value added by Avnet. Additionally, Avnet provides engineering design, materials management and logistics services, system integration and configuration, and supply chain services that can be customized to meet the requirements of both customers and suppliers.
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
Avnet’s operating groups and their sales are as follows:

Region	Fiscal 2012 Sales	Percentage of Sales
	(Millions)
EM Americas	$5,678.7	22.1%
EM EMEA	4,203.3	16.4
EM Asia	5,051.1	19.6
Total EM	14,933.1	58.1
TS Americas	5,820.6	22.6
TS EMEA	3,205.6	12.5
TS Asia	1,748.2	6.8
Total TS	10,774.4	41.9
Total Avnet	$25,707.5	100.0%
A description of each operating group and its businesses is presented below. Further financial information by operating group and geography is provided in Note 16 to the consolidated financial statements appearing in Item 15 of this Report.
Electronics Marketing
EM markets and sells semiconductors and interconnect, passive and electromechanical devices (“IP&E”) and embedded products for the world’s leading electronic component manufacturers. EM markets and sells its products and services to a diverse customer base serving many end-markets including automotive, communications, computer hardware and peripheral, industrial and manufacturing, medical equipment, military and aerospace. EM also offers an array of value-added services that help customers evaluate, design-in and procure electronic components throughout the lifecycle of their technology products and systems. By working with EM, customers and suppliers can accelerate their time to market and realize cost efficiencies in both the design and manufacturing process.

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
Embedded Solutions
In the Americas, Avnet Embedded provides embedded computing solutions including technical design, integration and assembly to developers of application-specific computing solutions in the non-PC market. Customers include OEMs targeting the medical, telecommunications, industrial and digital editing markets.
EM Sales and Marketing Divisions
Each of EM’s regions has sales and marketing divisions that generally focus on a specific customer segment, particular product lines or a specific geography. The divisions offer one of the industry’s broadest line cards and convenient one-stop shopping with an emphasis on responsiveness, engineering support, on-time delivery and quality. Certain specialty services are made available to the individual divisions through common support service units. Customers are further supported by a sophisticated e-commerce platform, Avnet Express, which includes a host of powerful functions such as parametric parts searches, bill of material optimization and parts cross-referencing. The site enables end-to-end online service from part and inventory searches, price checking and ordering to online payment. EM Americas addresses the needs of its customers and suppliers through focused channels to service small- to medium-sized customers, global customers, defense and aerospace customers and contract manufacturers. In EMEA, divisions, which are organized by semiconductors, IP&E products and supply chain services, address customers on both a pan-European and regional basis. EM EMEA does business in over 40 European countries, and over 10 countries in the Middle East and Africa. EM Asia goes to market with sales and marketing divisions within China, South Asia, Australia, New Zealand, Taiwan and Japan. All regions within EM provide the design chain services and supply chain services described above.
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

In EMEA and Asia/Pacific, TS also provides the latest hard disk drives, microprocessor, motherboard and DRAM module technologies to manufacturers of general-purpose computers and system builders.
Foreign Operations
As noted in the operating group discussions, Avnet has significant operations in all three major economic regions of the world: the Americas, EMEA and Asia/Pacific. The percentage of Avnet’s consolidated sales by region is presented in the following table:

	Percentage of Sales for Fiscal Year
Region	2012	2011	2010
Americas	45%	43%	44%
EMEA	29	32	31
Asia/Pac	26	25	25
	100%	100%	100%
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
Acquisitions
Avnet has historically pursued a strategic acquisition program to grow its geographic and market coverage in world markets for electronic components and computer products, services and solutions. This program was a significant factor in Avnet becoming one of the largest industrial distributors of such products and services worldwide. Avnet expects to continue to pursue strategic acquisitions as part of its overall growth strategy, with its focus likely directed primarily at smaller targets in markets where the Company is seeking to expand its market presence, increase its scale and scope and/or increase its product or service offerings.
During fiscal 2012, the Company completed eleven acquisitions with aggregate annualized revenue of approximately $900 million. See Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations in Part II of this Form 10-K for additional information on acquisitions completed during fiscal 2012, 2011 and 2010.
Major Products
One of Avnet’s competitive strengths is the breadth and quality of the suppliers whose products it distributes. IBM products accounted for approximately 11%, 12% and 15% of the Company’s consolidated sales during fiscal 2012, 2011 and 2010, respectively, and was the only supplier from which sales of its products exceeded 10% of consolidated sales. Listed in the table below are the major product categories and the Company’s approximate sales of each during the past three fiscal years:

	Years Ended
	June 30, 2012	July 2, 2011	July 3, 2010
	(Millions)
Semiconductors	$13,461.6	$14,149.3	$10,098.7
Computer products	9,984.4	10,284.6	7,302.8
Connectors	667.5	1,041.4	841.4
Passives, electromechanical and other	1,594.0	1,059.1	917.3
	$25,707.5	$26,534.4	$19,160.2

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
The electronic components and computer products industries continue to be extremely competitive and are subject to rapid technological advances. The Company’s major competitors include Arrow Electronics, Inc., Future Electronics and World Peace Group, and, to a lesser extent, Ingram Micro, Inc. and Tech Data Corp. There are also certain smaller, specialized competitors who generally focus on narrower markets, products or particular sectors. As a result of these factors, Avnet must remain competitive in its pricing of goods and services.
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
Number of Employees
At June 30, 2012, Avnet had approximately 19,100 employees.
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
Economic weakness and uncertainty could adversely affect our results and prospects.
The Company's results, operations and prospects depend significantly on worldwide economic conditions, the demand for its products and services, and the financial condition of its customers and suppliers. Economic weakness and uncertainty, including the ongoing macroeconomic issues in many countries globally and the debt crisis in Europe and the United States, have in the past resulted, and may result in the future, in decreased revenues, margins and earnings. Economic weakness and uncertainty also make it more difficult for the Company to manage inventory levels and collect customer receivables, which may result in reduced access to liquidity and higher financing costs.
The electronics component and computer industries are highly competitive and if the Company fails to compete effectively, its revenues, gross profit margins and prospects may decline.
The market for the Company's products and services is very competitive and subject to rapid technological advances, changes in industry standards and changes in customer needs. Not only does the Company compete with other global distributors, it also competes for customers with regional distributors and some of the Company's own suppliers. The Company's failure to maintain and enhance its competitive position could adversely affect its business and prospects. Furthermore, the Company's efforts to compete in the marketplace could cause deterioration of gross profit margins and, thus, overall profitability.
The size of the Company's competitors vary across market sectors, as do the resources the Company has allocated to the sectors and geographic areas in which it does business. Therefore, some of the competitors may have greater financial, personnel, capacity and other resources or a more extensive customer base than the Company has in one or more of its market sectors and geographic areas, which may result in the Company not being able to effectively compete in certain markets which could impact the Company's profitability and prospects.

An industry down-cycle in semiconductors could significantly affect the Company's operating results as a large portion of revenues come from sales of semiconductors, which is a highly cyclical industry.
The semiconductor industry historically has experienced periodic fluctuations in product supply and demand, often associated with changes in technology and manufacturing capacity, and is generally considered to be highly cyclical. During each of the last three fiscal years, sales of semiconductors represented over 50% of the Company's consolidated sales, and the Company's revenues, particularly those of EM, closely follow the strength or weakness of the semiconductor market. Future downturns in the technology industry, particularly in the semiconductor sector, could negatively affect the Company's operating results and negatively impact the Company's ability to maintain its current profitability levels.
Failure to maintain its relationships with key suppliers could adversely affect the Company’s sales.
One of the Company's competitive strengths is the breadth and quality of the suppliers whose products the Company distributes. However, sales of products and services from one of the Company's suppliers, IBM, accounted for approximately 11% of the Company's consolidated sales in fiscal year 2012. Management expects IBM products and services to continue to account for roughly a similar percentage of the Company's consolidated sales in fiscal year 2013. The Company's contracts with its suppliers, including those with IBM, vary in duration and are generally terminable by either party at will upon notice. To the extent IBM or other primary suppliers significantly reduce their volume of business with the Company in the future, because of a product shortage, an unwillingness to do business with Avnet, or otherwise, the Company's business and relationships with its customers could be materially and adversely affected because its customers depend on the Company's distribution of electronic components and computer products from the industry's leading suppliers. In addition, to the extent that any of the Company's key suppliers modify the terms of their contracts including, without limitation, the terms regarding price protection, rights of return, rebates or other terms that protect or enhance the Company's gross margins, it could materially and adversely affect the Company's results of operations, financial condition or liquidity.
Declines in the value of the Company's inventory or unexpected order cancellations by the Company's customers could materially and adversely affect its business, results of operations, financial condition and liquidity.
The electronic components and computer products industries are subject to rapid technological change, new and enhanced products, changes in customer needs and changes in industry standards, which can contribute to a decline in value or obsolescence of inventory. Regardless of the general economic environment, it is possible that prices will decline due to a decrease in demand or an oversupply of products and, as a result of the price declines, there may be greater risk of declines in inventory value. Although it is the policy of many of the Company's suppliers to offer distributors like Avnet certain protections from the loss in value of inventory (such as price protection and limited rights of return), the Company cannot be assured that such policies will fully compensate for the loss in value, or that the vendors will choose to, or be able to, honor such agreements, some of which are not documented and, therefore, subject to the discretion of the vendor. In addition, the Company's sales are typically made pursuant to individual purchase orders, and the Company generally does not have long-term supply arrangements with its customers. Generally, the Company's customers may cancel orders 30 days prior to shipment with minimal penalties. The Company cannot be assured that unforeseen new product developments, declines in the value of the Company's inventory or unforeseen order cancellations by its customers will not materially and adversely affect the Company's business, results of operations, financial condition or liquidity.
Substantial defaults by the Company's customers on its accounts receivable or the loss of significant customers could have a significant negative impact on the Company's business, results of operations, financial condition or liquidity.
A significant portion of the Company's working capital consists of accounts receivable from customers. If customers responsible for a significant amount of accounts receivable were to become insolvent or otherwise unable to pay the amount it owes the Company, or were to become unwilling or unable to make such payments in a timely manner, the Company's business, results of operations, financial condition or liquidity could be adversely affected. An economic or industry downturn could adversely and materially affect the servicing of these accounts receivable, which could result in longer payment cycles, increased collection costs and defaults in excess of management's expectations. A significant deterioration in the Company's ability to collect on accounts receivable could also impact the cost or availability of financing under its accounts receivable securitization program (see Financing Transactions appearing in Item 7 of this Report).

The Company's non-U.S. locations represent a significant portion of its revenue, and consequently, the Company is increasingly exposed to risks associated with operating internationally.
During fiscal year 2012, 2011 and 2010, approximately 61%, 62% and 60%, respectively, of the Company's sales came from its operations outside the United States. As a result of the Company's foreign sales and locations, in particular those in emerging and developing economies, the Company's operations are subject to a variety of risks that are specific to international operations, including, but not limited to, the following:

•	potential restrictions on the Company's ability to repatriate funds from its foreign subsidiaries;

•	foreign currency and interest rate fluctuations and the impact on the Company's reported results of operations;

•	import and export duties and value-added taxes;

•
compliance with foreign and domestic import and export regulations, business licensing requirements and anti-corruption laws, the failure of which could result in severe penalties including monetary fines, criminal proceedings and suspension of import or export privileges;

•	changing tax laws and regulations;

•	regulatory requirements and prohibitions that differ between jurisdictions;

•	economic and political instability, terrorism and potential military conflicts or civilian unrest;

•	fluctuations in freight costs, limitations on shipping and receiving capacity, and other disruptions in the transportation and shipping infrastructure;

•	natural disasters and health concerns;

•	differing environmental regulations and employment practices and labor issues; and

•	the risk of non-compliance with local laws.
In addition to the cost of compliance, the potential criminal penalties for violations of export regulations and anti-corruption laws, particularly anti-bribery, data privacy laws and environmental laws and regulations in many jurisdictions, create heightened risks for the Company's international operations. In the event that a governing regulatory body determined that the Company had violated applicable import or export regulations or anti-corruption laws, the Company could be fined significant sums, incur sizable legal defense costs and/or its import or export capabilities could be restricted, which could have a material and adverse effect on the Company's business. While the Company has and will continue to adopt measures designed to ensure compliance with these laws, the Company cannot be assured that such measures will be adequate or that its business will not be materially and adversely impacted in the event of an alleged violation.
The Company's acquisition strategy may not produce the expected benefits, which may adversely affect the Company's results of operations.
Avnet has made, and expects to continue to make, strategic acquisitions or investments in companies around the world to further its strategic objectives and support key business initiatives. Acquisitions and investments involve risks and uncertainties, some of which may differ from those associated with Avnet's historical operations. The risks relating to such transactions include, but are not limited to, risks relating to expanding into emerging markets and business areas, adding additional product lines and services, incurring unanticipated costs or liabilities associated with the companies acquired and diverting management's attention from existing business operations. As a result, the Company's profitability may be negatively impacted. In addition, the Company may not be successful in integrating the acquired businesses or the integration may be more difficult, costly or time-consuming than anticipated. Further, any litigation relating to a potential acquisition will result in an increase in the expenses associated with the acquisition or cause a delay in completing the acquisition, thereby impacting the Company's profitability. The Company may experience disruptions that could, depending on the size of the acquisition, have a material adverse effect on its business, especially where an acquisition target may have pre-existing non-compliance or pre-existing deficiencies or material weaknesses as those terms are defined under relevant SEC rules and regulations. Furthermore, the Company may not realize all of the anticipated benefits from its acquisitions, which could materially and adversely affect the Company's financial performance.

If the Company fails to maintain effective internal controls, it may not be able to report its financial results accurately or timely or detect fraud, which could have a material adverse effect on the Company’s business or the market price of the Company's securities.
Effective internal controls are necessary for the Company to provide reasonable assurance with respect to its financial reports and to effectively prevent fraud. If the Company cannot provide reasonable assurance with respect to its financial reports and effectively prevent fraud, its brand and operating results could be harmed. Pursuant to the Sarbanes-Oxley Act of 2002, the Company is required to furnish a report by management on internal control over financial reporting, including management's assessment of the effectiveness of such control. Internal control over financial reporting may not prevent or detect misstatements because of its inherent limitations, including the possibility of human error, the circumvention or overriding of controls, or fraud. Therefore, even effective internal controls cannot provide absolute assurance with respect to the preparation and fair presentation of financial statements. In addition, projections of any evaluation of effectiveness of internal control over financial reporting to future periods are subject to the risk that the control may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate. If the Company fails to maintain the adequacy of its internal controls, including any failure to implement required new or improved controls, or if the Company experiences difficulties in their implementation, the Company's business and operating results could be harmed, and the Company could fail to meet its reporting obligations, which could have a material adverse effect on its business or the market price of the Company's securities.
If the Company’s internal information systems fail to function properly, or if the Company is unsuccessful in the integration or upgrade of information systems, its business operations could suffer.
The Company's expanding operations put increasing pressure on the Company's information systems to facilitate the day- to- day operations of the business and to produce timely, accurate and reliable reports on financial and operational results. Currently, the Company's global operations are tracked with multiple information systems, some of which are subject to on-going IT projects designed to streamline or optimize its global information systems. There is no guarantee that the Company will be successful at all times in these efforts or that there will not be integration difficulties that will adversely affect the Company's operations or the accurate and timely recording and reporting of financial data. In addition, the Company's information technology is subject to security breaches, computer hacking or other general system failures. Maintaining and operating these systems requires continuous investments. A data privacy breach may pose a risk that sensitive data may be exposed to unauthorized persons or to the public. A failure of any of these information systems in a way described above or material difficulties in upgrading these information systems could have material adverse effects on the Company's business and its compliance with reporting obligations under federal securities laws.
Major disruptions to the Company’s logistics capability could have a material adverse impact on the Company’s operations.
The Company's global logistics services are operated through specialized and centralized distribution centers around the globe. The Company also depends almost entirely on third-party transportation service providers for the delivery of products to its customers. A major interruption or disruption in service at one or more of its distribution centers for any reason (such as natural disasters, pandemics, or significant disruptions of services from our third-party providers) could cause cancellations or delays in a significant number of shipments to customers and, as a result, could have a severe impact on the Company's business, operations and financial performance.
The Company may not have adequate or cost-effective liquidity or capital resources.
The Company's ability to satisfy its cash needs depends on its ability to generate cash from operations and to access the financial markets, both of which are subject to general economic, financial, competitive, legislative, regulatory and other factors that are beyond the Company's control.
The Company may need to satisfy its cash needs through external financing. However, external financing may not be available on acceptable terms or at all. As of June 30, 2012, Avnet had total debt outstanding of $2.144 billion under various notes and committed and uncommitted lines of credit with financial institutions. The Company needs cash to make interest payments on, and to refinance, this indebtedness and for general corporate purposes, such as funding its ongoing working capital and capital expenditure needs. Under the terms of any external financing, the Company may incur higher than expected financing expenses and become subject to additional restrictions and covenants. Any material increase in the Company's financing costs could have a material adverse effect on its profitability.

Under certain of its credit facilities, the Company is required to maintain certain specified financial ratios and meet certain tests. If the Company fails to meet these financial ratios and/or tests, it may be unable to continue to utilize these facilities. If the Company is unable to utilize these facilities, it may not have sufficient cash available to make interest payments on and refinance indebtedness and for general corporate needs. General economic or business conditions, domestic and foreign, may be less favorable than management expects and could adversely impact the Company's sales or its ability to collect receivables from its customers, which may impact access to the Company's securitization program.
The agreements governing some of the Company's financings contain various covenants and restrictions that limit the discretion of management in operating its business and could prevent us from engaging in some activities that may be beneficial to the Company's business.

The agreements governing the Company's financing, including its credit facility and the indentures governing the Company's outstanding notes, contain various covenants and restrictions that, in certain circumstances, limit the Company's ability, and the ability of certain subsidiaries, to:

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
The Company may become involved in intellectual property disputes that could cause it to incur substantial costs, divert the efforts of management or require it to pay substantial damages or licensing fees.
From time to time, the Company receives notifications alleging infringements of intellectual property rights allegedly held by others relating to the Company's business or the products or services it sells. Litigation with respect to patents or other intellectual property matters could result in substantial costs and diversion of management and other resources and could have an adverse effect on the Company's operations. Further, the Company may be obligated to indemnify and defend its customers if the products or services the Company sells are alleged to infringe any third-party's intellectual property rights. While the Company may be able to seek indemnification from its suppliers for itself and its customers against such claims, there is no assurance that it will be successful in obtaining such indemnification or that the Company will be fully protected against such claims. If an infringement claim is successful, the Company may be required to pay damages or seek royalty or license arrangements, which may not be available on commercially reasonable terms. The Company may have to stop selling certain products or services, which could affect its ability to compete effectively.
Failure to comply with the requirements of environmental regulations could adversely affect its business.
The Company is subject to various federal, state, local and foreign laws and regulations addressing environmental and other impacts from product disposal, use of hazardous materials in products, recycling of products at the end of their useful life and other related matters. While the Company strives to ensure it is in full compliance with all applicable regulations, certain of these regulations impose liability without fault. Additionally, the Company may be held responsible for the prior activities of an entity it acquired. Failure to comply with these regulations could result in substantial costs, fines and civil or criminal sanctions, as well as third-party claims for property damage or personal injury. Further, environmental laws may become more stringent over time, imposing greater compliance costs and increasing risks and penalties associated with violation.

Tax legislation initiatives or challenges to the Company's tax positions could impact the Company's results of operations and financial condition.
As a multinational corporation, the Company is subject to the tax laws and regulations of the United States federal, state and local governments and of many international jurisdictions. From time-to-time, legislation may be enacted that could adversely affect the Company's tax positions. There can be no assurance that our effective tax rate and the resulting cash flow will not be adversely affected by these changes in regulations. The tax laws and regulations of the various countries where the Company has operations are extremely complex and subject to varying interpretations. Although the Company believes that its historical tax positions are sound and consistent with applicable laws, regulations and existing precedent, there can be no assurance that these tax positions will not be challenged by relevant tax authorities or that the Company would be successful in any such challenge.

Item 1B. Unresolved Staff Comments
Not applicable.

Item 2. Properties
The Company owns and leases approximately 1,143,000 and 6,387,000 square feet of space, respectively, of which approximately 43% is located in the United States. The following table summarizes certain of the Company’s key facilities.

Location	Sq. Footage	Leased or Owned	Primary Use
Poing, Germany	427,000	Leased	EM warehousing, value-added operations and offices
Chandler, Arizona	399,000	Owned	EM warehousing and value-added operations
Tongeren, Belgium	388,000	Owned	EM and TS warehousing and value-added operations
Grove City, Ohio	297,000	Leased	EM warehousing, integration and value-added operations
Poing, Germany	296,000	Owned	EM warehousing, value-added operations and offices
Atlanta, Georgia	258,000	Leased	EM warehousing, integration and value-added operations
Chandler, Arizona	231,000	Leased	TS warehousing, integration and value-added operations
Tsuen Wan, Hong Kong	181,000	Leased	EM warehousing and value-added operations
Phoenix, Arizona	176,000	Leased	Corporate and EM headquarters
Coppell, Texas	174,000	Leased	EM warehousing, integration and value-added operations
Groveport, Ohio	139,000	Leased	EM warehousing, integration and value-added operations
Tempe, Arizona	132,000	Leased	TS headquarters
Nogales, Mexico	124,000	Leased	EM warehousing and value-added operations
Doral, Florida	120,000	Leased	TS warehousing and value-added operations
Loyang, Singapore	116,000	Leased	TS warehousing and value-added operations

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
Pursuant to SEC regulations, including but not limited to Item 103 of Regulation S-K, the Company regularly assesses the status of and developments in pending environmental legal proceedings to determine whether any such proceedings should be identified specifically in this discussion of legal proceedings, and has concluded that no particular pending environmental legal proceeding requires public disclosure. Based on the information known to date, management believes that the Company has appropriately accrued in its consolidated financial statements for its share of the estimated costs of environmental matters.

The Company is also party to various other lawsuits, claims, investigations and other legal proceedings arising from time to time in the normal course of business. While litigation is subject to inherent uncertainties, management currently believes that the ultimate outcome of these proceedings, individually and in the aggregate, will not have a material adverse effect on the Company’s financial position, liquidity or results of operations.

PART II

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities
Market price per share
The Company’s common stock is listed on the New York Stock Exchange under the symbol AVT. Quarterly high and low sales closing prices (as reported for the New York Stock Exchange composite transactions) for the last two fiscal years were:

	2012		2011
Fiscal Quarters	High	Low	High	Low
1st	$32.86	$24.19	$27.08	$22.86
2nd	31.73	24.77	33.34	26.61
3rd	36.83	31.02	36.97	31.88
4th	36.65	29.23	37.81	29.97
The Company did not pay any dividends on its common stock during the last two fiscal years.  Any future decision to declare or pay dividends will be at the discretion of the Board of Directors and will be dependent upon the Company's financial condition, results of operations, capital requirements, and such other factors as the Board of Directors deems relevant. In addition, certain of the Company's debt facilities contain restrictions on the declaration and payment of dividends.
Record Holders
As of July 27, 2012, there were 3,443 registered holders of record of Avnet’s common stock.
Equity Compensation Plan Information as of June 30, 2012

Plan Category	Number of Securities to be Issued Upon Exercise of Outstanding Options, Warrants and Rights	Weighted-Average Exercise Price of Outstanding Options, Warrants and Rights	Number of Securities Remaining Available for Future Issuance Under Equity Compensation Plans (Excluding Securities Reflected in Column (a))
	(a)	(b)	(c)
Equity compensation plans approved by security holders	5,596,297 (1)	$23.78	4,956,183 (2)
______________________

(1)
Includes 2,881,918 shares subject to options outstanding and 1,749,519 stock incentive shares and 964,860 performance shares awarded but not yet delivered. Included in the performance shares is the number of shares anticipated to be issued in the first quarter of fiscal 2013 relating to the level of achievement reached under the 2010 performance share program, which ended June 30, 2012 (see Note 12 in the Notes to Consolidated Financial Statements included in Item 15 of this Report)

(2)	Does not include 494,520 shares available for future issuance under the Employee Stock Purchase Plan, which is a non-compensatory plan.
Stock Performance Graphs and Cumulative Total Returns
The graph below compares the cumulative 5-year total return of holders of Avnet, Inc.’s common stock with the cumulative total returns of the S&P 500 index and certain of Avnet’s peer companies in the electronics distribution industry. The graph tracks the performance of a $100 investment in Avnet’s common stock, in the peer group, and the index (with the reinvestment of all dividends) from June 30, 2007 to June 30, 2012. The companies comprising the peer group consist of: Agilysys, Inc., Anixter International, Inc., Arrow Electronics, Inc., Brightpoint, Inc., Ingram Micro, Inc., Insight Enterprises, Inc., Scansource, Inc., Synnex Corp. and Tech Data Corp.

	06/30/07	06/28/08	06/27/09	07/03/10	07/02/11	06/30/12
Avnet, Inc.	100.00	69.50	54.29	60.49	82.11	77.85
S&P 500	100.00	86.88	64.10	73.35	95.87	101.09
Peer Group	100.00	78.82	65.03	66.56	98.74	87.34
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
Issuer Purchases of Equity Securities
In August 2011, the Company’s Board of Directors approved the repurchase of up to $500 million of the Company’s common stock through a share repurchase program. The following table includes the Company’s monthly purchases of Avnet's common stock during the fourth quarter ended June 30, 2012 under the share repurchase program, which is part of a publicly announced plan, and purchases made on the open market to obtain shares for the Company’s Employee Stock Purchase Plan (“ESPP”), which is not part of a publicly announced plan:

Period	Total Number of Shares Purchased (1)	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares That May Yet Be Purchased Under the Plans or Programs

April	5,800	$35.57	—	—
May	615,300	$31.49	610,000	$231,964,000
June	1,894,900	$30.61	1,890,000	$174,074,000

(1)	Includes purchases of Avnet’s common stock associated with the Company’s ESPP as follows: 5,800 shares in April, 5,300 shares in May and 4,900 shares in June.
In August 2012, the Board of Directors approved adding $250 million to the share repurchase program. With this increase, the Company may repurchase up to a total of $750 million of the Company's common stock under the share repurchase program.

Item 6. Selected Financial Data

	Years Ended
	June 30, 2012		July 2, 2011		July 3, 2010		June 27, 2009 (a)		June 28, 2008 (a)
	(Millions, except for per share and ratio data)
Income:
Sales	$25,707.5		$26,534.4		$19,160.2		$16,229.9		$17,952.7
Gross profit	3,050.6		3,107.8		2,280.2		2,023.0		2,313.7
Operating income (loss)	884.2	(b)	930.0	(c)	635.6	(d)	(1,019.0)	(e)	710.8	(f)
Income tax provision	223.8	(b)	201.9	(c)	174.7	(d)	34.7	(e)	203.8	(f)
Net income (loss)	567.0	(b)	669.1	(c)	410.4	(d)	(1,129.7)	(e)	489.6	(f)
Financial Position:
Working capital (g)	3,455.7		3,749.5		3,190.6		2,688.4		3,191.3
Total assets	10,167.9		9,905.6		7,782.4		6,273.5		8,195.2
Long-term debt	1,272.0		1,273.5		1,243.7		946.6		1,169.3
Shareholders’ equity	3,905.7		4,056.1		3,009.1		2,760.9		4,141.9
Per Share:
Basic earnings (loss)	3.85	(b)	4.39	(c)	2.71	(d)	(7.49)	(e)	3.26	(f)
Diluted earnings (loss)	3.79	(b)	4.34	(c)	2.68	(d)	(7.49)	(e)	3.21	(f)
Book value per diluted share	26.12		26.28		19.66		18.30		27.17
Ratios:
Operating income (loss) margin on sales	3.4%	(b)	3.5%	(c)	3.3%	(d)	(6.3)%	(e)	4.0%	(f)
Net income (loss) margin on sales	2.2%	(b)	2.5%	(c)	2.1%	(d)	(7.0)%	(e)	2.7%	(f)
Return on capital	12.9%	(b)	15.2%	(c)	14.0%	(d)	(26.6)%	(e)	11.0%	(f)
Quick	1.2:1		1.2:1		1.4:1		1.5:1		1.4:1
Working capital	1.7:1		1.8:1		1.9:1		2.1:1		2.1:1
Total debt to capital	35.4%		27.2%		29.8%		26.0%		22.7%
______________________

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

Adjustments-increase (decrease)	June 27, 2009	June 28, 2008
	(Millions, except per share data)
Selling, general and administrative expenses	$(0.3)	$(0.4)
Interest expense	12.2	15.9
Income tax provision	(4.6)	(6.0)
Net income	(7.3)	(9.5)
Basic EPS	$(0.05)	$(0.06)
Diluted EPS	$(0.05)	$(0.06)
Prepaid and other current assets	$—	$(0.3)
Other assets	—	(4.6)
Long term debt	—	(12.2)
Shareholders’ equity	$—	$7.3
______________________

(b)
Includes the impact of (i) restructuring, integration and other charges which totaled $73.6 million pre-tax, $53.0 million after tax and $0.35 per share on a diluted basis; (ii) a gain on bargain purchase and other, which totaled $2.9 million pre-tax, $3.5 million after tax and $0.02 per share on a diluted basis; and (iii) a tax benefit of $8.6 million and $0.06 per share on a diluted basis primarily due to the release of certain tax valuation allowances net of additional tax reserves (see Note 18 in the Notes to the Consolidated Financial Statements contained in Item 15 of this Report for further discussion of these items).

(c)
Includes the impact of (i) restructuring, integration and other items which totaled $77.2 million pre-tax, $56.2 million after tax and $0.36 per share on a diluted basis; (ii) a gain on bargain purchase and other which totaled $22.7 million pre-tax, $25.7 million after tax and $0.17 per share on a diluted basis; (iii) and a tax benefit of $32.9 million and $0.21 per share on a diluted basis primarily due to the release of certain tax valuation allowances net of additional tax reserves (see Note 18 in the Notes to the Consolidated Financial Statements contained in Item 15 of this Report for further discussion of these items).

(d)
Includes the impact of restructuring, integration and other items which totaled $25.4 million pre-tax, $18.8 million after tax and $0.12 per share on a diluted basis, and a gain on sale of assets, which totaled $8.8 million pre-tax, $5.4 million after tax and $0.03 per share on a diluted basis (see Note 18 in the Notes to the Consolidated Financial Statements contained in Item 15 of this Report for further discussion of these items).

(e)
Includes goodwill and intangible asset impairment charges of $1.41 billion pre-tax, $1.38 billion after tax and $9.13 per share, and the impact of restructuring, integration and other items, which totaled $99.3 million pre-tax, $34.9 million after tax and $0.23 per share (see Note 18 in the Notes to the Consolidated Financial Statements contained in Item 15 of this Report for further discussion of these items).

(f)
Includes the impact of restructuring, integration and other items, gain on sale of assets and other items, which totaled to a gain of $11.0 million pre-tax, $14.7 million after tax and $0.09 per share on a diluted basis.

(g)	This calculation of working capital is defined as current assets less current liabilities.

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations
For an understanding of Avnet and the significant factors that influenced the Company’s performance during the past three fiscal years, the following discussion should be read in conjunction with the description of the business appearing in Item 1 of this Report and the consolidated financial statements, including the related notes and schedule, and other information appearing in Item 15 of this Report. The Company operates on a “52/53 week” fiscal year. Fiscal 2012 and 2011 contained 52 weeks while fiscal 2010 contained 53 weeks. This extra week, which occurred in the first quarter of fiscal 2010, impacts the year-over-year analysis in this MD&A.
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

•	Operating income excluding restructuring, integration and other charges incurred in fiscal 2012, 2011 and 2010. The reconciliation to GAAP is presented in the following table:

	Years Ended
	June 30, 2012	July 2, 2011	July 3, 2010
	(Thousands)
GAAP operating income (loss)	$884,165	$929,979	$635,600
Restructuring, integration and other	73,585	77,176	25,419
Adjusted operating income	$957,750	$1,007,155	$661,019
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

Results of Operations
Executive Summary
Revenue for fiscal 2012 was $25.71 billion, a decrease of 3.1% from fiscal 2011 revenue of $26.53 billion, and revenue on an organic basis was down 4.4% year over year. Fiscal 2011 was a particularly strong year as the economic environment seemed to have hit a peak in the V-shaped recovery in the technology markets following the global financial and economic crisis that impacted the Company's business in fiscal 2009 and 2010. In comparison to the record revenue in fiscal 2011, the Company experienced a year-over-year decrease in revenue in fiscal 2012 primarily due to double-digit declines in the EMEA region in both operating groups. The global macroeconomic environment continued to be a challenge, most notably in Europe and, to a lesser extent, elsewhere. EM revenue of $14.93 billion declined 0.9% over the prior year and organic revenue decreased 6.0% year over year in constant currency. This decline was primarily a result of the comparison to the particularly strong prior year and economic conditions in Europe, as previously mentioned. TS revenue of $10.77 billion declined 6.0% over the prior year and its organic revenue declined 1.4% in constant currency over the prior year. The double-digit organic revenue decline in EMEA was mostly offset by the double-digit revenue growth in Asia and the low single-digit growth in the Americas. Despite the TS revenue decline, TS increased gross profit margin and operating income margin year over year driven primarily by the combination of a focus on improving the overall performance within the EMEA region, including avoiding lower margin sales together with the benefit from restructuring initiatives.
Gross profit margin of 11.9% improved 16 basis points over the prior year. EM gross profit margin was down 38 basis points year over year, with all three regions experiencing declines. The Americas region was impacted by the transfer of the lower gross margin Latin America computing components business from TS Americas to EM Americas at the beginning of fiscal 2012. In addition, the regional mix of business was slightly more skewed to the lower margin regions in the current fiscal year as the higher gross margin EMEA region represented 28% of the overall EM revenue mix as compared with 32% in the prior year. TS gross profit margin improved 73 basis points year over year. The year-over-year improvement was driven by the western regions, particularly EMEA. The Americas region's gross profit margin benefited from the transfer of the Latin America business to EM as mentioned above.
Consolidated operating income margin was 3.4% as compared with 3.5% in the prior year, which included restructuring, integration and other charges in both periods. Excluding these charges, operating income margin was 3.7% as compared with 3.8% in the prior year as a decline at EM offset improvement at TS. TS operating income margin increased 46 basis points year over year to 3.0%. Although EM's operating income margin declined to 5.0% due to the overall macroeconomic conditions mentioned above, it is within management's target range for EM.
Given the level of uncertainty surrounding the global economic environment and considering management's performance expectations for the first quarter of fiscal 2013, the Company is evaluating additional cost reduction actions to further align expenses in the business with current market conditions.

Three-Year Analysis of Sales: By Operating Group and Geography

	Years Ended						Percent Change
	June 30, 2012	% of Total	July 2, 2011	% of Total	July 3, 2010	% of Total	2012 to 2011	2011 to 2010
	(Dollars in millions)
Sales by Operating Group:
EM Americas	$5,678.7	22.1%	$5,113.8	19.3%	$3,434.6	17.9%	11.0%	48.9%
EM EMEA	4,203.3	16.4	4,816.3	18.1	3,651.1	19.0	(12.7)	31.9
EM Asia	5,051.1	19.6	5,136.1	19.4	3,881.1	20.3	(1.7)	32.3
Total EM	14,933.1	58.1	15,066.2	56.8	10,966.8	57.2	(0.9)	37.4
TS Americas	5,820.6	22.6	6,404.7	24.1	4,932.7	25.8	(9.1)	29.8
TS EMEA	3,205.6	12.5	3,577.1	13.5	2,297.2	12.0	(10.4)	55.7
TS Asia	1,748.2	6.8	1,486.4	5.6	963.5	5.0	17.6	54.3
Total TS	10,774.4	41.9	11,468.2	43.2	8,193.4	42.8	(6.0)	40.0
Total Avnet, Inc.	$25,707.5		$26,534.4		$19,160.2		(3.1)%	38.5%
Sales by Geographic Area:
Americas	$11,499.3	44.8	$11,518.5	43.4%	$8,367.3	43.7%	(0.2)%	37.7%
EMEA	7,408.9	28.8	8,393.4	31.6	5,948.3	31.0	(11.7)	41.1
Asia/Pacific	6,799.3	26.4	6,622.5	25.0	4,844.6	25.3	2.7	36.7
	$25,707.5		$26,534.4		$19,160.2

Sales
Items Impacting Year-over-Year Sales Comparisons
During the past three fiscal years, the Company acquired several businesses impacting both operating groups, as presented in the following table. To facilitate easier and more meaningful year-over-year comparisons, the discussions that follow include sales on a pro forma basis as well as on a reported basis.

Acquired Business	Group & Region	Approximate Annualized Revenues (1)	Acquisition Date
		(Millions)
Fiscal 2012
Ascendant Technology	TS Americas & TS EMEA	$86	April 2012
Nexicore Services	EM Americas	85	April 2012
Controlling interest in a non-wholly owned entity	EM Americas	62	January 2012
Pinnacle Data Systems	EM Americas	27	January 2012
Canvas Systems	TS Americas & TS EMEA	118	January 2012
Unidux Electronics Limited (Singapore)	EM Asia/Pac	145	January 2012
Round 2 Tech	EM Americas	54	January 2012
DE2 SAS	EM EMEA	11	November 2011
JC Tally Trading Co. & Shanghai FR International Trading	EM Asia/Pac	99	August 2011
Prospect Technology	EM Asia/Pac	142	August 2011
Amosdec SAS	TS EMEA	83	July 2011

Fiscal 2011
itX Group Ltd.	TS Asia/Pac	$160	January 2011
Center Cell	EM Americas	5	November 2010
Eurotone	EM Asia/Pac	30	October 2010
Broadband	EM Americas	8	October 2010
Unidux	EM Asia/Pac	370	July 2010
Tallard Technologies	TS Americas	250	July 2010
Bell Microproducts Inc.	EM & TS Americas	3,021	July 2010
	TS EMEA
Fiscal 2010
Servodata HP Division	TS EMEA	$20	April 2010
PT Datamation	TS Asia/Pac	90	April 2010
Sunshine Joint Stock Company	TS Asia/Pac	30	November 2009
Vanda Group	TS Asia/Pac	30	October 2009
______________________

(1)	Represents the approximate annual revenue for the acquired businesses’ most recent fiscal year prior to acquisition by Avnet and based upon average foreign currency exchange rates for those periods.

Fiscal 2012 Comparison to Fiscal 2011
The table below provides the comparison of reported fiscal 2012 and 2011 sales for the Company and its operating groups to pro forma (or organic) sales (as defined previously) to allow readers to better assess and understand the Company’s revenue performance by operating group.

	Sales as Reported	Acquisition/Divested Revenue	Pro Forma Sales	2012 to 2011 Pro Forma Change
	(Dollars in millions)
EM	$14,933.1	$211.2	$15,144.3	(6.3)%
TS	10,774.4	137.8	10,912.2	(1.7)
Fiscal 2012	$25,707.5	$349.0	$26,056.5	(4.4)
EM	$15,066.2	$1,092.3	$16,158.5
TS	11,468.2	(365.4)	11,102.8
Fiscal 2011	$26,534.4	$726.9	$27,261.3
Consolidated sales for fiscal 2012 were $25.71 billion, a decrease of 3.1%, or $826.9 million, from the prior year consolidated sales of $26.53 billion. Organic sales (as defined earlier in this MD&A) decreased 4.4%, which was primarily due to a double-digit decline in the EMEA region in both operating groups.
EM sales of $14.93 billion for fiscal 2012 decreased 0.9% from the prior year sales of $15.07 billion. EM organic revenue in constant currency decreased 6.0% year over year due to the combination of exceptionally high growth in fiscal 2011 driven by the V-shaped recovery in electronic components, which led to negative organic growth in EM for fiscal 2012. On a regional basis, EMEA experienced double-digit, year-over-year revenue declines for both organic and reported revenue, as a result of weaker demand amid concerns surrounding economic conditions in Europe. Asia organic revenue declined 7.5%, primarily due to slowing growth in China, and the Americas was flat as compared with fiscal 2011.
TS sales of $10.77 billion for fiscal 2012 decreased 6.1% from the prior year sales of $11.47 billion. The year-over-year revenue decrease was due primarily to the Americas and EMEA regions, which were down 9.1% and 10.4%, respectively, partially offset by growth of 17.6% in Asia. Organic revenue decreased 1.7% year over year primarily due to EMEA, which decreased 12.7% and 11.4% in constant currency. The double-digit decline in EMEA was due to weaker demand in Europe due primarily to the macroeconomic environment previously mentioned. The organic decline in EMEA was mostly offset by an increase of 11.5% in Asia and 1.7% in the Americas. On a product level, software and services experienced strong double-digit growth year over year and storage, processors and other hardware also grew year over year.
Fiscal 2011 Comparison to Fiscal 2010
The table below provides the comparison of reported fiscal 2011 and 2010 sales for the Company and its operating groups to pro forma (or organic) sales (as defined previously) to allow readers to better assess and understand the Company’s revenue performance by operating group.

	Sales as Reported	Acquisition Sales	Extra Week in Q1 FY10	Pro Forma Sales	2011 to 2010 Pro Forma Change
	(Dollars in millions)
EM	$15,066.2	$44.9	$—	$15,111.1	21.9%
TS	11,468.2	(188.5)	—	11,279.7	11.3
Fiscal 2011	$26,534.4	$(143.6)	$—	$26,390.8	17.1
EM	$10,966.8	$1,605.5	$(174.3)	$12,398.0
TS	8,193.4	2,188.0	(243.5)	10,137.9
Fiscal 2010	$19,160.2	$3,793.5	$(417.8)	$22,535.9

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
Gross Profit and Gross Profit Margins
Consolidated gross profit in fiscal 2012 was $3.05 billion, a decrease of $57.2 million, or 1.8%, from the prior year and decreased 4.0% on a pro forma basis in constant currency. Gross profit margin of 11.9% improved 16 basis points over the prior year. EM gross profit margin was down 38 basis points year over year, with all three regions experiencing declines. The Americas region was impacted by the transfer of the lower gross margin Latin America computing components business from TS Americas to EM Americas at the beginning of fiscal 2012. In addition, the regional mix of business was slightly more skewed to the lower margin regions in the current fiscal year as the higher gross margin EMEA region represented 28% of the overall EM revenue mix as compared with 32% in the prior year. TS gross profit margin improved 73 basis points year over year. The year-over-year improvement was driven by the western regions, particularly EMEA. The Americas region's gross profit margin benefited from the transfer of the Latin America business to EM as mentioned previously.
Consolidated gross profit in fiscal 2011 was $3.11 billion, an increase of $827.6 million, or 36.3%, from fiscal 2010 due primarily to strong organic sales growth and the increase in sales related to acquisitions. Gross profit margin of 11.7% declined 19 basis points year over year due primarily to the impact of businesses acquired, which had product lines with lower gross margins than Avnet’s other product lines. EM gross profit margin increased 10 basis points where the addition of the lower margin embedded business acquired from Bell Microproducts Inc. ("Bell") and the embedded business transferred from TS mostly offset the margin increase that occurred in the legacy EM business and geographic mix shift. TS gross profit margin declined 52 basis points year over year primarily attributable to the EMEA region and the impact of the integration of the Bell business, which has a lower gross profit margin profile than the other TS EMEA product lines. Although the Bell business had a lower gross profit margin profile due to its product mix, the Company estimates it realized the full impact of over $60 million in annualized synergies in the first quarter of fiscal 2012.
Selling, General and Administrative Expenses
Selling, general and administrative expenses (“SG&A expenses”) were $2.09 billion in fiscal 2012, essentially flat from the prior year, decreasing only $7.8 million. This $7.8 million decrease consisted of (i) approximately $51 million related to both a decrease in expenses for the existing business due primarily to cost reduction actions taken and a decrease in variable expenses related to the revenue decline, and (ii) approximately $6 million related to a decrease due to the translation impact of changes in foreign currency exchange rates, partially offset by (iii) an increase of approximately $49 million related to expenses from businesses acquired. Metrics that management monitors with respect to its operating expenses are SG&A expenses as a percentage of sales and as a percentage of gross profit. In fiscal 2012, SG&A expenses as a percentage of sales were 8.1% and were 68.6% as a percentage of gross profit as compared with 7.9% and 67.6%, respectively, in fiscal 2011. SG&A expenses as a percentage of gross profit at TS decreased over 250 basis points year over year. EM SG&A expenses as a percentage of gross profit increased approximately 250 basis points from the prior year near record low, which was attributable to the strong operating leverage in a particularly high growth environment in the prior year.
SG&A expenses were $2.10 billion in fiscal 2011, which was an increase of $481.5 million, or 29.7%, from fiscal 2010. The increase in SG&A expenses was primarily a result of approximately $304 million of additional SG&A expenses associated with acquisitions, $170 million of incremental costs necessary to support the 17.1% year-over-year organic sales growth, net of incremental cost savings from integration activity and the additional week of expenses in fiscal 2010 and $7 million due to the translation impact of changes in foreign currency exchange rates. In fiscal 2011, SG&A expenses were 7.9% of sales and 67.6% of gross profit as compared with 8.5% and 71.0%, respectively, in fiscal 2010. This continued year-over-year improvement reflects the operating leverage in the business model realized from recent revenue growth and effective expense management.

Restructuring, Integration and Other Charges
Fiscal 2012
During fiscal 2012, the Company continued to take certain actions to reduce costs in both operating groups in response to market conditions and incurred acquisition and integration costs associated with acquired businesses during the fiscal year. As a result, the Company recorded restructuring, integration and other charges of $73.6 million pre-tax, $53.0 million after tax and $0.35 per share on a diluted basis for fiscal 2012. Restructuring charges of $50.3 million pre-tax consisted of $33.2 million for severance, $12.0 million for facility exit costs and fixed asset write-downs and $5.1 million for other restructuring charges, primarily other lease obligations that have no on-going benefit to the Company. Pre-tax integration costs and acquisition transaction costs were $9.4 million and $10.6 million, respectively. The Company recorded a credit of $3.3 million pre-tax to adjust reserves related to prior year restructuring activity that were no longer required. In addition, the Company recorded $6.7 million pre-tax for (i) a legal claim associated with an acquired business and a potential royalty claim related to periods prior to acquisition by Avnet and (ii) a legal claim associated with an indemnification of a prior divested business.
Severance charges recorded in fiscal 2012 related to over 800 employees in sales, administrative and finance functions in connection with the cost reduction actions taken in all three regions in both operating groups with employee reductions of approximately 480 in EM and 320 in TS. Facility exit costs for vacated facilities related to 12 facilities in the Americas, 5 in EMEA and 13 in Asia and consisted of reserves for remaining lease liabilities and the write-down of leasehold improvements and other fixed assets. As a result of the restructuring initiatives implemented during fiscal 2012, the Company expects to generate approximately $40 million to $50 million in annualized savings by the end of fiscal 2012 with the full benefit of the cost savings to be realized in the first quarter of fiscal 2013. The total amounts utilized against the reserves established during fiscal 2012 included $29.3 million in cash payments and $4.7 million in non-cash asset write-downs. As of June 30, 2012, management expects the majority of the remaining severance reserves to be utilized by the end of fiscal 2015 and the remaining facility exit cost reserves to be utilized by the end of fiscal 2016.
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
Fiscal 2011
During fiscal 2011, the Company recognized restructuring, integration and other charges of $77.2 million pre-tax, $56.2 million after tax and $0.36 per share on a diluted basis associated primarily with the integration of the acquired Bell business. Restructuring costs included $28.6 million pre-tax for severance and $17.3 million pre-tax for facility exit costs for lease liabilities, fixed asset write-downs and other related charges associated with vacated facilities and $1.8 million for other charges. Integration costs were $25.1 million pre-tax and acquisition transactions costs were $15.6 million pre-tax. In addition, the Company recorded a reversal of $11.3 million pre-tax related to (i) the reversal of restructuring reserves established in prior years that were deemed no longer required, (ii) acquisition adjustments for which the purchase allocation period had closed and (iii) exit-related reserves originally established through goodwill in prior years that were deemed no longer required and were credited to the consolidated statement of operations rather than to goodwill because the associated goodwill was impaired in fiscal 2009.
Severance charges recorded in fiscal 2011 related to personnel reductions of over 550 employees in administrative, finance and sales functions primarily in connection with the integration of the acquired Bell business into the existing EM Americas, TS Americas and TS EMEA regions and, to a lesser extent, other cost reduction actions in other regions. Facility exit costs consisted of lease liabilities, fixed asset write-downs and other related charges associated with 50 vacated facilities: 23 in the Americas, 25 in EMEA and two in the Asia/Pac region. Total amounts utilized during fiscal 2012 consisted of $12.1 million in cash payments and $3.2 million related to adjustments to reserves and foreign currency translation. As of June 30, 2012, management expects the majority of the remaining severance reserves to be utilized by the end of fiscal 2013 and the remaining facility exit cost reserves to be utilized by the end of fiscal 2015.

Fiscal 2010
During fiscal 2010, the Company recognized restructuring, integration and other charges of $25.4 million pre-tax, $18.8 million after tax and $0.12 per share on a diluted basis. The Company recognized restructuring charges of $16.0 million pre-tax for the remaining cost reduction actions announced during fiscal 2009 which included severance costs, facility exit costs and other charges related to contract termination costs and fixed asset write-downs. The Company also recognized integration costs of $2.9 million pre-tax for professional fees, facility moving costs and travel, meeting, marketing and communication costs that were incrementally incurred as a result of the integration efforts of the recently acquired businesses, $6.5 million pre-tax for a value-added tax exposure in Europe related to an audit of prior years, and $3.2 million pre-tax of other charges including acquisition-related costs which would have been capitalized under the prior accounting rules. The Company also recorded a credit of $3.2 million pre-tax to adjust reserves related to prior restructuring activity which were determined no longer required.
Severance charges recorded in fiscal 2010 of $9.7 million related to personnel reductions of over 150 employees in administrative, finance and sales functions in connection with the cost reduction actions in all three regions. Facility exit costs of $3.7 million consisted of lease liabilities and fixed asset write-downs associated with seven vacated facilities in the Americas, one in EMEA and four in the Asia/Pac region. Other charges of $2.6 million consisted primarily of contractual obligations with no on-going benefit to the Company. The total amounts utilized during fiscal 2012 consisted of $1.2 million in cash payments, and $0.2 million related to adjustments to reserves and foreign currency translation. As of June 30, 2012, the remaining reserves totaled $0.8 million, which are expected to be utilized by the end of fiscal 2013.
Operating Income
During fiscal 2012, the Company generated operating income of $884.2 million, down 4.9%, as compared with $930.0 million in the prior year. Consolidated operating income margin was 3.4% as compared with 3.5% in the prior year. Both periods included restructuring, integration and other charges as described in Restructuring, Integration and Other Charges above. Excluding these charges from both periods, operating income was $957.8 million, or 3.7% of sales, in fiscal 2012 as compared with $1.01 billion, or 3.8% of sales, in the prior year. EM operating income of $751.4 million was down 9.7% year over year. While EM's operating income margin remained within management's target range of 5.0% to 5.5%, it declined 50 basis points year over year to 5.0%. This decline in EM operating income margin was primarily due to the negative operating leverage, particularly in EMEA related to the year-over-year decline in sales in fiscal 2012 due to macroeconomic conditions in the region as compared with the positive operating leverage last year due to the particularly strong sales growth in fiscal 2011. In addition, lower operating income margin in EM Asia, due to economic slowing in China, also contributed to EM's overall decline in operating income margin. The decline at EM was somewhat mitigated by the benefits from cost reduction actions taken in response to business conditions. TS operating income of $319.3 million increased 11.4% year over year and operating income margin increased 46 basis points to 3.0% primarily due to improvement in the western regions, which was driven by the combination of higher gross profit margins and the benefits from restructuring initiatives. Corporate operating expenses were $113.0 million in fiscal 2012 as compared with $112.0 million in fiscal 2011.
During fiscal 2011, the Company generated operating income of $930.0 million, an increase of 46.3% as compared with operating income of $635.6 million in fiscal 2010. The increase in operating income was attributable to the impact of acquisitions and the growth in gross profit dollars associated with the 17.1% organic sales growth. Consolidated operating income margin was 3.5% and 3.3% in fiscal 2011 and 2010, respectively. Both periods included restructuring, integration and other charges as described in Restructuring, Integration and Other Charges above. Excluding these charges, operating income for fiscal 2011 was $1.01 billion, or 3.8% of consolidated sales, as compared with operating income of $661.0 million, or 3.5% of consolidated sales, for fiscal 2010. EM operating income of $832.4 million increased 69.3% year over year and operating income margin increased 105 basis points to 5.5%. All three regions within EM contributed, but the improvement was primarily driven by the operating leverage in the EMEA region with its 31.9% year-over-year revenue growth. TS operating income of $286.7 million increased 13.9% year over year while operating income margin declined 57 basis points year over year to 2.5% due primarily to lower gross profit margins in the EMEA region which includes lower operating margins of the acquired businesses as compared with the other TS businesses. Corporate operating expenses were $112.0 million in fiscal 2011 as compared with $82.3 million in fiscal 2010 primarily due to net periodic pension expense recognized in fiscal 2011as compared with pension income recognized in fiscal 2010.
Interest Expense and Other Income (Expense), net
Interest expense for fiscal 2012 was $90.9 million, down $1.6 million, or 1.7%, compared with the prior year. The decrease in interest expense was primarily due to (i) the pay off of $104.4 million of 3.75% convertible debt in March 2011 and (ii) lower interest expense incurred under foreign bank credit facilities as compared with the prior year. See Financing Transactions for further discussion of the Company's outstanding debt.

Interest expense for fiscal 2011 was $92.5 million, up $30.7 million, or 49.7% from interest expense of $61.7 million in fiscal 2010. The year-over-year increase in interest expense was due to an increase in debt used to fund the acquisitions of businesses and the increase in working capital to support the significant growth in sales.
During fiscal 2012, the Company recognized $5.4 million of other expense as compared with other income of $10.7 million in the prior year. The year-over-year increase in other expense was due primarily to foreign exchange losses in fiscal 2012 compared with foreign currency exchange gains in the prior year.
Other income was $10.7 million in fiscal 2011 as compared with other expense of $2.5 million in fiscal 2010 due primarily to foreign currency exchange gains compared with losses in the prior year and higher interest income earned as compared with the prior year.
Gain on Bargain Purchase and Other
During fiscal 2012, the Company recognized a gain on bargain purchase of $4.3 million pre- and after tax and $0.03 per share on a diluted basis. In January 2012, the Company acquired Unidux Electronics Limited, a Singapore publicly traded company, through a tender offer. After assessing the assets acquired and liabilities assumed, the consideration paid was below the fair value of the acquired net assets and, as a result, the Company recognized the gain.
In addition to the gain on bargain purchase mentioned above, during fiscal 2012, the Company recognized other charges of $1.4 million pre-tax, $0.9 million after tax and $0.01 per share on a diluted basis related to the write-down of an investment in a small technology company and the write-off of certain deferred financing costs associated with the early termination of a credit facility (see Financing Transactions for further discussion).
During fiscal 2011, the Company acquired Unidux, a Japanese publicly traded company, through a tender offer. After reassessing all assets acquired and liabilities assumed, the consideration paid was below the fair value of the acquired net assets and, as a result, the Company recognized a gain on bargain purchase of $31.0 million pre- and after tax and $0.20 per share on a diluted basis. In addition, the Company recognized other charges of $2.0 million pre-tax, $1.4 million after tax and $0.01 per share on a diluted basis primarily related to an impairment of buildings in EMEA and recognized a loss of $6.3 million pre-tax, $3.9 million after tax and $0.02 per share on a diluted basis related to the write-down of prior investments in smaller technology start-up companies.
Gain on Sale of Assets
During fiscal 2010, the Company recognized a gain on sale of assets as a result of certain earn-out provisions associated with the sale of the Company’s equity investment in Calence LLC. The gain amounted to $8.8 million pre-tax, $5.4 million after tax and $0.03 per share on a diluted basis in fiscal 2010.
Income Tax Provision

Avnet's effective tax rate on income before income taxes was 28.3% in fiscal 2012 as compared with 23.2% in fiscal 2011. Included in the fiscal 2012 effective tax rate is a net tax benefit of $8.6 million, which is comprised of (i) a tax benefit of $30.8 million for the release of tax reserves (valuation allowance) against deferred tax assets that were determined to be realizable, primarily related to a legal entity in EMEA (discussed further below), partially offset by (ii) a tax provision of $22.2 million related to changes in existing tax positions, withholding tax related to legal entity reorganizations, the establishment of tax reserves against certain deferred tax assets and U.S. tax expense associated with the release of the valuation allowance, partially offset by net favorable audit settlements. The fiscal 2012 effective tax rate is higher than the fiscal 2011 effective tax rate primarily due to a lower amount of tax reserve released in fiscal 2012 as compared with the amount released in fiscal 2011, as discussed further below, and, to a lesser extent, a more favorable impact from audit settlements and changes to existing tax positions in fiscal 2012 as compared with fiscal 2011. These favorable impacts were partially offset by the withholding tax mentioned above.

Prior to fiscal 2011, the Company had a full reserve against significant tax assets related to a legal entity in EMEA due to, among several other factors, a history of losses in that entity. In each of fiscal 2012 and 2011, the Company determined a portion of the tax reserve related to this entity was no longer required due to the expected continuation of improved earnings in the foreseeable future and, as a result, the Company's effective tax rate was positively impacted (decreased) upon the release of the tax reserves. In fiscal 2012 and 2011, the tax reserves released associated with this EMEA legal entity were $22.1 million and $64.2 million, respectively, net of the U.S. tax expense associated with the release. The Company will continue to evaluate the need for a reserve against the tax assets associated with this legal entity and will adjust the reserve as deemed appropriate which, when adjusted, will result in an impact to the effective tax rate. Excluding the benefit in both fiscal years related to the release of the tax reserve associated with the EMEA legal entity, the effective tax rate for fiscal 2012 would have been 31.1% as compared with 30.6% for fiscal 2011.

Avnet's effective tax rate on income before income taxes was 23.2% in fiscal 2011 as compared with 29.9% in fiscal 2010. The fiscal 2011 effective tax rate was impacted by a net tax benefit of $32.9 million primarily related to the EMEA legal entity release of a tax reserve, as previously mentioned, and, to a lesser extent, net favorable tax audit settlements, partially offset by changes to existing tax positions. The fiscal 2010 effective tax rate was impacted primarily by changes to estimates for existing tax positions and net favorable tax audit settlements, offset by a reserve established against certain deferred tax assets.

Avnet's effective tax rate is primarily a function of the tax rates in the numerous jurisdictions in which it does business applied to the mix of pre-tax book income. The effective tax rate may vary year over year as a result of changes in tax requirements in these jurisdictions, management's evaluation of its ability to generate sufficient taxable income to offset net operating loss carry-forwards and the establishment of reserves for unfavorable outcomes of tax positions taken on certain matters that are common to multinational enterprises and the actual outcome of those matters.

The Company is in the final stages of two audits by the U.S. Internal Revenue Service, one of which relates to the Company and one relates to the pre-acquisition period of an acquired entity. As a result, it is reasonably possible that within the next twelve months, the Company may record a tax benefit of $30.0 million to $35.0 million, which would favorably impact the effective tax rate in the period in which the matter is effectively settled. This estimated benefit is comprised primarily of the recognition of additional net operating losses as well as the release of related reserves, partially offset by unfavorable audit adjustments.
Net Income
As a result of the factors described in the preceding sections of this MD&A, the Company’s net income in fiscal 2012 was $567.0 million, or $3.79 per share on a diluted basis, as compared with net income of $669.1 million, or $4.34 per share on a diluted basis, in fiscal 2011 and $410.4 million, or $2.68 per share on a diluted basis, in fiscal 2010. Fiscal 2012, 2011 and 2010 results were impacted by certain items as presented in the following tables:

	Year Ended June 30, 2012
	Operating Income (Loss)	Pre-tax Income (Loss)	Net Income (Loss)	Diluted EPS
	(Thousands, except per share data)
Restructuring, integration and other charges	$(73,585)	$(73,585)	$(52,963)	$(0.35)
Gain on bargain purchase and other	—	2,918	3,463	0.02
Net tax benefit	—	—	8,616	0.06
Total	$(73,585)	$(70,667)	$(40,884)	$(0.27)

	Year Ended July 2, 2011
	Operating Income (Loss)	Pre-tax Income (Loss)	Net Income (Loss)	Diluted EPS
	(Thousands, except per share data)
Restructuring, integration and other charges	$(77,176)	$(77,176)	$(56,169)	$(0.36)
Gain on bargain purchase and other	—	22,715	25,720	0.17
Release of tax valuation allowance, net of tax reserves adjustments	—	—	32,901	0.21
Total	$(77,176)	$(54,461)	$2,452	$0.02

	Year Ended July 3, 2010
	Operating Income (Loss)	Pre-tax Income (Loss)	Net Income (Loss)	Diluted EPS *
	(Thousands, except per share data)
Restructuring, integration and other charges	$(25,419)	$(25,419)	$(18,789)	$(0.12)
Gain on sale of assets	—	8,751	5,370	0.03
Net increase in tax reserves	—	—	(842)	(0.01)
Total	$(25,419)	$(16,668)	$(14,261)	$(0.09)
* EPS does not foot due to rounding
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
Valuation of Receivables
The Company maintains an allowance for doubtful accounts for estimated losses resulting from customer defaults. Bad debt reserves are recorded based upon historic default averages as well as the Company’s regular assessment of the financial condition of its customers. Therefore, if collection experience or the financial condition of specific customers were to change, management would evaluate whether additional adjustments are required.
Valuation of Inventories
Inventories are recorded at the lower of cost (first in — first out) or estimated market value. The Company’s inventories include high-technology components, embedded systems and computing technologies sold into rapidly changing, cyclical and competitive markets wherein such inventories may be subject to technological obsolescence.
The Company regularly evaluates inventories for excess, obsolescence or other factors that may render inventories less marketable. Write-downs are recorded so that inventories reflect the approximate net realizable value and take into account the Company’s contractual provisions with its suppliers, which may provide certain protections to the Company for product obsolescence and price erosion in the form of rights of return and price protection. Because of the large number of transactions and the complexity of managing the process around price protections and stock rotations, estimates are made regarding adjustments to the carrying amount of inventories. Additionally, assumptions about future demand, market conditions and decisions to discontinue certain product lines can impact the decision to write-down inventories. If assumptions about future demand change or actual market conditions are less favorable than those projected by management, management would evaluate whether additional write-downs of inventories are required. In any case, actual values could be different from those currently estimated.
Accounting for Income Taxes

Management's judgment is required in determining the provision for income taxes, deferred tax assets and liabilities and the valuation allowance recorded against net deferred tax assets. The carrying value of the Company's net operating loss carry-forwards is dependent upon its ability to generate sufficient future taxable income in certain tax jurisdictions. In addition, the Company considers historic levels of income, expectations and risk associated with estimates of future taxable income and ongoing prudent and feasible tax planning strategies in assessing a tax valuation allowance. Should the Company determine that it is not able to realize all or part of its deferred tax assets in the future, an additional valuation allowance may be recorded against the deferred tax assets with a corresponding charge to income in the period such determination is made. Similarly, should the Company determine that it is able to realize all or part of its deferred tax assets that have been reserved for, the Company may release a valuation allowance with a corresponding benefit to income in the period such determination is made.

The Company establishes reserves for potentially unfavorable outcomes of positions taken on certain tax matters. These reserves are based on management's assessment of whether a tax benefit is more likely than not to be sustained upon examination by tax authorities. There may be differences between the anticipated and actual outcomes of these matters that may result in reversals of reserves or additional tax liabilities in excess of the reserved amounts. To the extent such adjustments are warranted, the Company's effective tax rate may potentially fluctuate as a result.

In determining the Company's effective tax rate, management considers current tax regulations in the numerous jurisdictions in which it operates, and requires management's judgment for interpretation and application. Changes to such tax regulations or disagreements with the Company's interpretation or application by tax authorities in any of the Company's major jurisdictions may have a significant impact on the Company's provision for income taxes.
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
Additionally, in assessing goodwill for impairment, the Company is required to make significant assumptions about the future cash flows and overall performance of its reporting units. The Company is also required to make judgments regarding the evaluation of changes in events or circumstances that would more likely than not reduce the fair value of any of its reporting units below its carrying value, the results of which would determine whether an interim impairment test must be performed. Should these assumptions or judgments change in the future based upon market conditions or should the structure of the Company’s reporting units change based upon changes in business strategy, the Company may be required to perform an interim impairment test which may result in a goodwill impairment charge.
During fiscal 2012, 2011 and 2010, the Company performed its annual goodwill impairment test and determined there was no goodwill impairment in any of its reporting units. The Company does not believe there were any reporting units that were at risk of failing "step 1" of the goodwill impairment test. However, there were two reporting units for which the estimated fair value was not substantially in excess of the carrying value of the reporting unit, specifically TS Asia and TS EMEA. The percentage by which the estimated fair value exceeded carrying value was approximately 15% and 20% for TS Asia and TS EMEA, respectively. In addition, as of June 30, 2012, TS Asia and TS EMEA had approximately $58 million and $121 million, respectively, of allocated goodwill.
In order to estimate the fair value of its reporting units, the Company uses a combination of an income approach, specifically a discounted cash flow methodology, and a market approach. The discounted cash flow methodology includes assumptions for, among others, forecasted revenues, gross profit margins, operating profit margins, working capital cash flow, perpetual growth rates and long-term discount rates, all of which require significant judgments and estimates by management which are inherently uncertain. These assumptions, judgments and estimates may change in the future based upon market conditions or other events and could result in a goodwill impairment charge, in particular, in the TS Asia and TS EMEA reporting units.
Contingencies and Litigation
From time to time, the Company may become a party to, or otherwise involved in, various lawsuits, claims, investigations and other legal proceedings in the ordinary course of conducting its business. While litigation is subject to inherent uncertainties, management does not anticipate that any current matters will have a material adverse impact on the Company’s financial condition, liquidity or results of operations.

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

Liquidity and Capital Resources
Cash Flows
Cash Flows from Operating Activities
The Company generated $528.7 million of cash from operating activities in fiscal 2012 as compared with $278.1 million in fiscal 2011. These results are comprised of: (1) cash flow generated from net income excluding non-cash and other reconciling items, which includes the add-back of depreciation and amortization, deferred income taxes, stock-based compensation and other non-cash items (primarily the provision for doubtful accounts and periodic pension costs) and (2) cash flow used for working capital, excluding cash and cash equivalents. Cash generated by working capital in fiscal 2012 resulted from a decrease in receivables and inventory of $72.3 million and $133.2 million, respectively, offset by a decrease in payables of $319.1 million and in accrued expenses and other of $136.9 million. EM drove the decrease in receivables and inventory which more than offset the increase in receivables at TS. TS inventory was essentially flat year over year. Net days outstanding, in particular, receivable days, has not changed significantly as there has not been any significant change in terms provided to customers nor are customers changing their payment patterns.
During fiscal 2011, the Company generated $278.1 million of cash from operating activities as compared with cash used for operating activities of $30.4 million in fiscal 2010. Cash used for working capital in fiscal 2011 consisted of growth in accounts receivable and inventory of $421.5 million and $321.9 million, respectively, partially offset by an increase in payables of $165.2 million. Cash used for working capital during fiscal 2010 consisted of growth in accounts receivable and inventory of $1.07 billion and $459.9 million, respectively, partially offset by an increase in accounts payable of $963.3 million. For fiscal 2010, sales increased 18.1%; however, the Company used only $30.4 million of cash from operating activities to fund that growth as a result of the significant improvement in working capital velocity which increased to a record 7.8 times.
Cash Flows from Financing Activities
During fiscal 2012, the Company received net proceeds of $595.8 million, primarily from borrowings under the accounts receivable securitization program and bank credit facilities. In addition, during fiscal 2012, the Company used $318.3 million of cash to repurchase common stock under the $500 million share repurchase program authorized by the Board in August 2011 (see Item 5. Market for Registrants' Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities in this Form 10-K).
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

Other financing activities, net, in fiscal 2012, 2011 and 2010 were primarily a result of cash received for the exercise of stock options and the associated excess tax benefit.
Cash Flows from Investing Activities
During fiscal 2012, the Company used $313.2 million of cash for acquisitions, net of cash acquired, and $128.7 million for capital expenditures primarily related to system development costs and computer hardware and software purchases.
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
Capital Structure
The Company uses a variety of financing arrangements, both short-term and long-term, to fund its operations in addition to funds generated from cash flow from operations. The Company also uses diversified sources of funding so that it does not become overly dependent on one source and to achieve lower cost of funding through these different alternatives. These financing arrangements include public bonds, short-term and long-term bank loans and an accounts receivable securitization program. For a detailed description of the Company’s external financing arrangements outstanding at June 30, 2012, refer to Note 7 to the consolidated financial statements appearing in Item 15 of this Report.
The following table summarizes the Company’s capital structure as of the end of fiscal 2012 with a comparison with the end of fiscal 2011:

	June 30, 2012	% of Total Capitalization	July 2, 2011	% of Total Capitalization
	(Dollars in thousands)
Short-term debt	$872,404	14.4%	$243,079	4.4%
Long-term debt	1,271,985	21.0	1,273,509	22.8
Total debt	2,144,389	35.4	1,516,588	27.2
Shareholders’ equity	3,905,732	64.6	4,056,070	72.8
Total capitalization	$6,050,121	100.0	$5,572,658	100.0
Financing Transactions
During fiscal 2012, the Company entered into a five-year $1.0 billion senior unsecured revolving credit facility (the "2012 Credit Facility") with a syndicate of banks, which expires in November 2016. In connection with the 2012 Credit Facility, the Company terminated its existing unsecured $500.0 million credit facility (the "2008 Credit Facility") which was to expire in September 2012. Under the 2012 Credit Facility, the Company may elect from various interest rate options, currencies and maturities. As of the end of fiscal 2012, there were $110.1 million in borrowings outstanding under the 2012 Credit Facility included in “long-term debt” in the consolidated financial statements. In addition, there were $17.2 million in letters of credit issued under the 2012 Credit Facility, which represents a utilization of the 2012 Credit Facility capacity but are not recorded in the consolidated balance sheet as the letters of credit are not debt. As of July 2, 2011, there were $122.1 million in borrowings outstanding included in “long-term debt” in the consolidated financial statements and $16.6 million in letters of credit issued under the 2008 Credit Facility.

During fiscal 2012, the Company amended its accounts receivable securitization program (the "Securitization Program" or “Program”) with a group of financial institutions to allow the Company to sell, on a revolving basis, an undivided interest of up to $750.0 million ($600.0 million prior to the amendment) in eligible receivables while retaining a subordinated interest in a portion of the receivables. The Program does not qualify for sale treatment and, as a result, any borrowings under the Program are recorded as debt on the consolidated balance sheet. The Program contains certain covenants, all of which the Company was in compliance with as of June 30, 2012. The Program has a one year term that expires at the end of August 2012, which is expected to be renewed for another year on comparable terms. There were $670.0 million in borrowings outstanding under the Program at June 30, 2012 and $160.0 million outstanding at July 2, 2011.
Notes outstanding at June 30, 2012 consisted of:

•	$300.0 million of 5.875% Notes due March 15, 2014

•	$250.0 million of 6.00% Notes due September 1, 2015

•	$300.0 million of 6.625% Notes due September 15, 2016

•	$300.0 million of 5.875% Notes due June 15, 2020
In addition to its primary financing arrangements, the Company has several small lines of credit in various locations to fund the short-term working capital, foreign exchange, overdraft and letter of credit needs of its wholly owned subsidiaries in Europe, Asia and Canada. Avnet generally guarantees its subsidiaries' obligations under these facilities.
Covenants and Conditions
The Securitization Program discussed previously requires the Company to maintain certain minimum interest coverage and leverage ratios in order to continue utilizing the Program. The Program also contains certain covenants relating to the quality of the receivables sold. If these conditions are not met, the Company may not be able to borrow any additional funds and the financial institutions may consider this an amortization event, as defined in the agreement, which would permit the financial institutions to liquidate the accounts receivables sold to cover any outstanding borrowings. Circumstances that could affect the Company’s ability to meet the required covenants and conditions of the Program include the Company’s ongoing profitability and various other economic, market and industry factors. Management does not believe that the covenants under the Program limit the Company’s ability to pursue its intended business strategy or its future financing needs. The Company was in compliance with all covenants of the Program as of June 30, 2012.
The 2012 Credit Facility, discussed in Financing Transactions, contains certain covenants with various limitations on debt incurrence, dividends, investments and capital expenditures and also includes financial covenants requiring the Company to maintain minimum interest coverage and leverage ratios. Management does not believe that the covenants in the Credit Facility limit the Company’s ability to pursue its intended business strategy or its future financing needs. The Company was in compliance with all covenants of the Credit Facility as of June 30, 2012.
See Liquidity below for further discussion of the Company’s availability under these various facilities.
Liquidity

As mentioned previously, the Company amended its accounts receivable securitization program in August 2011 to increase the borrowing capacity from $600.0 million to $750.0 million. Also during fiscal 2012, the Company entered into a five-year $1.0 billion senior unsecured revolving credit facility and terminated its existing $500 million facility. As of June 30, 2012, the Company had total borrowing capacity of $1.75 billion under the 2012 Credit Facility and the Securitization Program. There were $110.1 million in borrowings outstanding and $17.2 million in letters of credit issued under the 2012 Credit Facility and $670.0 million outstanding under the Securitization Program resulting in $952.7 million of net availability at the end of fiscal 2012. During fiscal 2012, the Company had an average daily balance outstanding under the 2012 Credit Facility of approximately $115 million and $620 million under the Securitization Program. During fiscal 2011, the Company had an average daily balance outstanding under the 2008 Credit Facility of approximately $140 million and $405 million under the Securitization Program.

The Company had cash and cash equivalents of $1.01 billion as of June 30, 2012, of which $874.0 million was held outside the U.S. As of July 2, 2011, the Company had cash and cash equivalents of $675.3 million, of which $613.2 million was held outside of the U.S. Liquidity is subject to many factors, such as normal business operations as well as general economic, financial, competitive, legislative, and regulatory factors that are beyond the Company’s control. Cash balances generated and held in foreign locations are used for on-going working capital, capital expenditures and to support acquisitions. These balances are currently expected to be permanently reinvested outside the U.S. If these funds were needed in the U.S., the Company would incur significant income taxes to repatriate cash held in foreign locations to the extent they are in excess of outstanding intercompany loans due to Avnet, Inc. from the foreign subsidiaries. In addition, local government regulations may restrict the Company’s ability to move funds among various locations under certain circumstances. Management does not believe such restrictions would limit the Company’s ability to pursue its intended business strategy.
During fiscal 2012, the Company utilized $313.2 million of cash, net of cash acquired, for acquisitions. The Company has been making and expects to continue to make strategic investments through acquisition activity to the extent the investments strengthen Avnet’s competitive position and meet management’s return on capital thresholds.
In addition to continuing to make investments in acquisitions, the Company may repurchase up to an aggregate of $500 million of the Company’s common stock through a share repurchase program approved by the Board of Directors in August 2011. In August 2012, the Board of Directors approved adding $250 million to the share repurchase program. With this increase, the Company may repurchase up to a total of $750 million of the Company's common stock under the share purchase program. The Company plans to repurchase stock from time to time at the discretion of management, subject to strategic considerations, market conditions and other factors. The Company may terminate or limit the stock repurchase program at any time without prior notice. The timing and actual number of shares purchased will depend on a variety of factors such as price, corporate and regulatory requirements, and prevailing market conditions. Since inception of the program in August 2011 through the end of fiscal 2012, the Company repurchased 11.3 million shares at average market price of $28.90 per share for total cost of $325.9 million. This amount differs from the cash used for repurchases of common stock on the consolidated statement of cash flows to the extent repurchases were not settled at the end of the fiscal year. Shares repurchased were retired.
During periods of weakening demand in the electronic component and enterprise computer solutions industry, the Company typically generates cash from operating activities. Conversely, the Company is more likely to use operating cash flows for working capital requirements during periods of higher growth. During fiscal 2012, the Company generated $528.7 million in cash from operations as revenue declined 3% over the prior year. Management believes that Avnet’s borrowing capacity, its current cash availability and the Company’s expected ability to generate operating cash flows are sufficient to meet its projected financing needs.
The following table highlights the Company’s liquidity and related ratios for the past two fiscal years:
COMPARATIVE ANALYSIS — LIQUIDITY

	Years Ended
	June 30, 2012	July 2, 2011	Percentage Change
	(Dollars in millions)
Current Assets	$8,254.4	$8,227.2	0.3%
Quick Assets	5,614.2	5,439.6	3.2
Current Liabilities	4,798.7	4,477.7	7.2
Working Capital (1)	3,455.7	3,749.5	(7.8)
Total Debt	2,144.4	1,516.6	41.4
Total Capital (total debt plus total shareholders’ equity)	6,050.1	5,572.7	8.6
Quick Ratio	1.2:1	1.2:1
Working Capital Ratio	1.7:1	1.8:1
Debt to Total Capital	35.4%	27.2%
______________________

(1)	This calculation of working capital is defined as current assets less current liabilities.

The Company’s quick assets (consisting of cash and cash equivalents and receivables) increased 3.2% from July 2, 2011 to June 30, 2012 primarily due to an increase in cash and cash equivalents over the prior year, which was partially offset by a decrease in receivables due primarily to the impact of the change in foreign currency exchange spot rates at July 2, 2011 and the year-over-year decline in revenue. Current assets remained flat as the increase in cash and cash equivalents were offset by a decrease in receivables and inventory, also a result of the impact of the change in foreign currency exchange spot rates and the decline in sales. Current liabilities increased 7.2% primarily due to an increase in short-term borrowings, which was partially offset by a decrease in payables. As a result of the factors noted above, total working capital decreased by 7.8% during fiscal 2012. Total debt increased by 41.4%, primarily due to the increase in short-term borrowings, total capital increased 8.6% and the debt to capital ratio increased to 35.4%.
Long-Term Contractual Obligations
The Company has the following contractual obligations outstanding as of June 30, 2012 (in millions):

	Total	Due in Less Than 1 Year	Due in 1-3 Years	Due in 4-5 Years	Due After 5 Years
Long-term debt, including amounts due within one year (1)	$2,146.9	$872.4	$314.0	$660.5	$300.0
Interest expense on long-term notes (2)	$322.2	$85.4	$120.9	$63.6	$52.3
Operating leases	$294.5	$95.8	$110.0	$52.2	$36.5
______________________

(1)	Excludes discount on long-term notes.

(2)	Represents interest expense due on long-term notes with fixed interest rates and variable debt assuming the same interest rate as at June 30, 2012.
At June 30, 2012, the Company had a liability for income tax contingencies of $146.6 million, which is not included in the above table. Cash payments associated with the settlement of these liabilities that are expected to be paid within the next 12 months is $12.9 million.  The Company does not currently have any material commitments for capital expenditures.

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
The following table sets forth the scheduled maturities of the Company’s debt outstanding at June 30, 2012 (dollars in millions):

	Fiscal Year
	2013	2014	2015	2016	2017	Thereafter	Total
Liabilities:
Fixed rate debt (1)	$1.0	$301.5	$0.3	$250.0	$300.0	$300.0	$1,152.8
Floating rate debt	$871.4	$11.7	$0.5	$110.4	$0.1	$—	$994.1
______________________

(1)	Excludes discounts on long-term notes.
The following table sets forth the carrying value and fair value of the Company’s debt at June 30, 2012 (dollars in millions):

	Carrying Value at June 30, 2012	Fair Value at June 30, 2012	Carrying Value at July 2, 2011	Fair Value at July 2, 2011
Liabilities:
Fixed rate debt (1)	$1,152.8	$1,285.6	$1,154.3	$1,261.1
Average interest rate	6.1%		6.1%
Floating rate debt	$994.1	$994.1	$365.3	$365.3
Average interest rate	1.5%		2.2%
______________________

(1)	Excludes discounts on long-term notes.
Many of the Company’s subsidiaries, on occasion, purchase and sell products in currencies other than their functional currencies. This subjects the Company to the risks associated with fluctuations in foreign currency exchange rates. The Company reduces this risk by utilizing natural hedging (offsetting receivables and payables) as well as by creating offsetting positions through the use of derivative financial instruments, primarily forward foreign exchange contracts with maturities of less than sixty days. The Company continues to have exposure to foreign currency risks to the extent they are not hedged. The Company adjusts all foreign denominated balances and any outstanding foreign exchange contracts to fair market value through the consolidated statements of operations. Therefore, the market risk related to foreign exchange contracts is offset by changes in valuation of the underlying items being hedged. The asset or liability representing the fair value of foreign exchange contracts is classified in the captions “other current assets” or “accrued expenses and other,” as applicable, in the accompanying consolidated balance sheets. A hypothetical 10% change in currency exchange rates under the contracts outstanding at June 30, 2012 would result in an increase or decrease of approximately $53.4 million to the fair value of the forward foreign exchange contracts, which would generally be offset by an opposite effect on the related hedged positions.

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
During the fourth quarter of fiscal 2012, there were no changes to the Company’s internal control over financial reporting (as defined in Rule 13a-15(f) of the Exchange Act) that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.
Management’s Report on Internal Control Over Financial Reporting
The Company’s management, including its Chief Executive Officer and Chief Financial Officer, is responsible for establishing and maintaining adequate internal control over financial reporting as defined in Rules 13a-15(f) and 15(d)-15(f) under the Exchange Act. The Company’s internal control over financial reporting is designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles in the United States of America. Because of inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, controls may become inadequate because of changes in conditions, or the degree of compliance with the policies or procedures may deteriorate. Management conducted an evaluation of the effectiveness of the Company’s internal control over financial reporting as of June 30, 2012. In making this assessment, management used the framework established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and concluded that the Company maintained effective internal control over financial reporting as of June 30, 2012.
The Company’s independent registered public accounting firm, KPMG LLP, has audited the effectiveness of the Company’s internal controls over financial reporting as of June 30, 2012, as stated in its audit report which is included herein.

Item 9B. Other Information
Not applicable.

PART III

Item 10. Directors, Executive Officers and Corporate Governance
The information called for by Item 10 is incorporated in this Report by reference to the Company’s definitive proxy statement relating to the Annual Meeting of Stockholders anticipated to be held on November 2, 2012.

Item 11. Executive Compensation
The information called for by Item 11 is incorporated in this Report by reference to the Company’s definitive proxy statement relating to the Annual Meeting of Stockholders anticipated to be held on November 2, 2012.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters
The information called for by Item 12 is incorporated in this Report by reference to the Company’s definitive proxy statement relating to the Annual Meeting of Stockholders anticipated to be held on November 2, 2012.

Item 13. Certain Relationships and Related Transactions, and Director Independence
The information called for by Item 13 is incorporated in this Report by reference to the Company’s definitive proxy statement relating to the Annual Meeting of Shareholders anticipated to be held on November 2, 2012.

Item 14. Principal Accounting Fees and Services
The information called for by Item 14 is incorporated in this Report by reference to the Company’s definitive proxy statement relating to the Annual Meeting of Stockholders anticipated to be held on November 2, 2012.

PART IV

Item 15. Exhibits and Financial Statement Schedules
a. The following documents are filed as part of this Report:

		Page
1.	Consolidated Financial Statements:

	Report of Independent Registered Public Accounting Firm	39

	Avnet, Inc. and Subsidiaries Consolidated Financial Statements:

	Consolidated Balance Sheets at June 30, 2012, and July 2, 2011	40

	Consolidated Statements of Operations for the years ended June 30, 2012, July 2, 2011 and July 3, 2010	41

	Consolidated Statements of Shareholders’ Equity for the years ended June 30, 2012, July 2, 2011 and July 3, 2010	42

	Consolidated Statements of Cash Flows for the years ended June 30, 2012, July 2, 2011 and July 3, 2010	43

	Notes to Consolidated Financial Statements	44

2.	Financial Statement Schedule:

	Schedule II (Valuation and Qualifying Accounts) for the years ended June 30, 2012, July 2, 2011 and July 3, 2010	72

	Schedules other than that above have been omitted because they are not applicable or the required information is shown in the financial statements or notes thereto

3.	Exhibits	73

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

AVNET, INC. (Registrant)
By:	/s/ RICHARD HAMADA
Richard Hamada
Chief Executive Officer and Director
Date: August 10, 2012

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

Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the Registrant and in the capacities indicated on August 10, 2012.

Signature	Title

/s/ RICHARD HAMADA	Chief Executive Officer and Director (Principal Executive Officer)
Richard Hamada

/s/ ROY VALLEE	Chairman of the Board and Director
Roy Vallee

/s/ ELEANOR BAUM	Director
Eleanor Baum

/s/ J. VERONICA BIGGINS	Director
J. Veronica Biggins

/s/ R. KERRY CLARK	Director
R. Kerry Clark

/s/ EHUD HOUMINER	Director
Ehud Houminer

/s/ JAMES A. LAWRENCE	Director
James A. Lawrence

/s/ FRANK R. NOONAN	Director
Frank R. Noonan

/s/ RAY M. ROBINSON	Director
Ray M. Robinson

/s/ WILLIAM H. SCHUMANN, III	Director
William H. Schumann, III

/s/ WILLIAM P. SULLIVAN	Director
William P. Sullivan

/s/ RAYMOND SADOWSKI	Senior Vice President and Chief Financial Officer (Principal Financial and Accounting Officer)
Raymond Sadowski

Report of Independent Registered Public Accounting Firm
The Board of Directors and Shareholders
Avnet, Inc.:

We have audited the accompanying consolidated balance sheets of Avnet, Inc. and subsidiaries (the Company) as of June 30, 2012 and July 2, 2011, and the related consolidated statements of operations, shareholders' equity, and cash flows for each of the years in the three-year period ended June 30, 2012. In connection with our audits of the consolidated financial statements, we have also audited the financial statement schedule for each of the years in the three-year period ended June 30, 2012, as listed in the accompanying index. We also have audited the Company's internal control over financial reporting as of June 30, 2012, based on criteria established in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). The Company's management is responsible for these consolidated financial statements, for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management's Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on these consolidated financial statements, an opinion on the financial statement schedule and an opinion on the Company's internal control over financial reporting based on our audits.
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
A company's internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company's internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company's assets that could have a material effect on the financial statements.
Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.
In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of the Avnet, Inc. and subsidiaries as of June 30, 2012 and July 2, 2011, and the results of their operations and their cash flows for each of the years in the three-year period ended June 30, 2012, in conformity with U.S. generally accepted accounting principles. Also in our opinion, the related financial statement schedule for each of the years in the three-year period ended June 30, 2012, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein. Furthermore, in our opinion, Avnet, Inc. maintained, in all material respects, effective internal control over financial reporting as of June 30, 2012, based on criteria established in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.

/s/ KPMG LLP
Phoenix, Arizona
August 10, 2012

AVNET, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS

	June 30, 2012	July 2, 2011
	(Thousands, except share amounts)
ASSETS
Current assets:
Cash and cash equivalents	$1,006,864	$675,334
Receivables, less allowances of $106,319 and $107,739, respectively (Note 3)	4,607,324	4,764,293
Inventories	2,388,642	2,596,470
Prepaid and other current assets	251,609	191,110
Total current assets	8,254,439	8,227,207
Property, plant and equipment, net (Note 5)	461,230	419,173
Goodwill (Notes 2 and 6)	1,100,621	885,072
Other assets	351,576	374,117
Total assets	$10,167,866	$9,905,569
LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Borrowings due within one year (Note 3 and 7)	$872,404	$243,079
Accounts payable	3,230,765	3,561,633
Accrued expenses and other (Note 8)	695,483	673,016
Total current liabilities	4,798,652	4,477,728
Long-term debt (Note 7)	1,271,985	1,273,509
Other long-term liabilities (Notes 9 and 10)	191,497	98,262
Total liabilities	6,262,134	5,849,499
Commitments and contingencies (Notes 11 and 13)
Shareholders’ equity (Notes 4, 12 and 14):
Common stock $1.00 par; authorized 300,000,000 shares; issued 142,586,000 shares and 152,835,000 shares, respectively	142,586	152,835
Additional paid-in capital	1,263,817	1,233,209
Retained earnings	2,545,858	2,293,510
Accumulated other comprehensive (loss) income (Note 4)	(45,832)	377,211
Treasury stock at cost, 37,872 shares and 37,802 shares, respectively	(697)	(695)
Total shareholders’ equity	3,905,732	4,056,070
Total liabilities and shareholders’ equity	$10,167,866	$9,905,569
See notes to consolidated financial statements

AVNET, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS

	Years Ended
	June 30, 2012	July 2, 2011	July 3, 2010
	(Thousands, except share amounts)
Sales	$25,707,522	$26,534,413	$19,160,172
Cost of sales	22,656,965	23,426,608	16,879,955
Gross profit	3,050,557	3,107,805	2,280,217
Selling, general and administrative expenses	2,092,807	2,100,650	1,619,198
Restructuring, integration and other charges (Note 17)	73,585	77,176	25,419
Operating income	884,165	929,979	635,600
Other income (expense), net	(5,442)	10,724	2,480
Interest expense	(90,859)	(92,452)	(61,748)
Gain on bargain purchase and other (Note 2)	2,918	22,715	—
Gain on sale of assets (Note 2)	—	—	8,751
Income before income taxes	790,782	870,966	585,083
Income tax provision (Note 9)	223,763	201,897	174,713
Net income	$567,019	$669,069	$410,370
Net earnings per share (Note 14):
Basic	$3.85	$4.39	$2.71
Diluted	$3.79	$4.34	$2.68
Shares used to compute earnings per share (Note 14):
Basic	147,278	152,481	151,629
Diluted	149,553	154,337	153,093

See notes to consolidated financial statements

AVNET, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY
Years Ended June 30, 2012, July 2, 2011 and July 3, 2010

	Common Stock	Additional Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Treasury Stock	Total Shareholders’ Equity
	(Thousands)
Balance, June 27, 2009	$151,099	$1,178,524	$1,214,071	$218,094	$(931)	$2,760,857
(as adjusted —see Note 1)
Net income	—	—	410,370	—	—	410,370
Translation adjustments (Note 4)	—	—	—	(159,517)	—	(159,517)
Pension liability adjustment, net of tax of $19,287 (Notes 4, 10 and 15)	—	—	—	(31,215)	—	(31,215)
Comprehensive income (Note 4)						219,638
Stock option and incentive programs, including related tax benefits of $2,100	775	27,608	—	—	239	28,622
Balance, July 3, 2010	151,874	1,206,132	1,624,441	27,362	(692)	3,009,117
Net income	—	—	669,069	—	—	669,069
Translation adjustments (Note 4)	—	—	—	329,884	—	329,884
Pension liability adjustment, net of tax of $12,022 (Notes 4, 10 and 15)	—	—	—	19,965	—	19,965
Comprehensive income (Note 4)						1,018,918
Stock option and incentive programs, including related tax benefits of $4,689	961	27,077	—	—	(3)	28,035
Balance, July 2, 2011	152,835	1,233,209	2,293,510	377,211	(695)	4,056,070
Net income	—	—	567,019	—	—	567,019
Translation adjustments (Note 4)	—	—	—	(370,415)	—	(370,415)
Pension liability adjustment, net of tax of $32,382 (Notes 4, 10 and 15)	—	—	—	(52,628)	—	(52,628)
Comprehensive income (Note 4)						143,976
Repurchases of common stock (Note 4)	(11,270)		(314,671)			(325,941)
Stock option and incentive programs, including related tax benefits of $4,442	1,021	30,608	—	—	(2)	31,627
Balance, June 30, 2012	$142,586	$1,263,817	$2,545,858	$(45,832)	$(697)	$3,905,732
See notes to consolidated financial statements

AVNET, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS

	Years Ended
	June 30, 2012	July 2, 2011	July 3, 2010
	(Thousands)
Cash flows from operating activities:
Net income	$567,019	$669,069	$410,370
Non-cash and other reconciling items:
Depreciation and amortization	101,336	81,389	60,643
Deferred income taxes (Note 9)	11,782	15,966	46,424
Stock-based compensation (Note 12)	35,737	28,931	28,363
Gain on sale of assets (Note 2)	—	—	(8,751)
Gain on bargain purchase and other (Note 2)	(2,918)	(22,715)	—
Other, net (Note 15)	66,263	56,846	15,385
Changes in (net of effects from businesses acquired):
Receivables	72,267	(421,457)	(1,070,302)
Inventories	133,178	(321,939)	(459,917)
Accounts payable	(319,094)	165,185	963,332
Accrued expenses and other, net	(136,852)	26,804	(15,962)
Net cash flows provided by (used for) operating activities	528,718	278,079	(30,415)
Cash flows from financing activities:
Borrowings under accounts receivable securitization program, net (Note 3)	510,000	160,000	—
Issuance of notes in a public offering, net of issuance costs (Note 7)	—	—	296,469
Repayment of notes (Note 7)	—	(109,600)	—
Proceeds from (repayments of) bank debt, net (Note 7)	86,823	1,644	(1,732)
Proceeds from (repayments of) other debt, net (Note 7)	(1,007)	7,238	(2,803)
Repurchases of common stock (Note 4)	(318,333)	—	—
Other, net (Note 12)	5,590	3,930	4,838
Net cash flows provided by financing activities	283,073	63,212	296,772
Cash flows from investing activities:
Purchases of property, plant and equipment	(128,652)	(148,707)	(66,888)
Cash proceeds from sales of property, plant and equipment	1,046	10,621	12,015
Acquisitions of operations and investments, net of cash acquired (Note 2)	(313,218)	(690,997)	(69,333)
Cash proceeds from divestiture activities (Note 2)	—	19,108	11,785
Net cash flows used for investing activities	(440,824)	(809,975)	(112,421)
Effect of exchange rate changes on cash and cash equivalents	(39,437)	51,916	(5,755)
Cash and cash equivalents:
— increase (decrease)	331,530	(416,768)	148,181
— at beginning of year	675,334	1,092,102	943,921
— at end of year	$1,006,864	$675,334	$1,092,102
______________________
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
Goodwill — Goodwill represents the excess of the purchase price over the fair value of net assets acquired. Annual tests for goodwill impairment are performed by applying a fair-value based test to Avnet’s six reporting units, defined as each of the three regional businesses, which are the Americas, EMEA (Europe, Middle East and Africa), and Asia, within each of the Company’s operating groups. The Company conducts its periodic test for goodwill impairment annually, on the first day of the fiscal fourth quarter. A two-step process is used to evaluate goodwill for impairment. The first step is to determine if there is an indication of impairment by comparing the estimated fair value of each reporting unit to its carrying value including existing goodwill. Goodwill is considered impaired if the carrying value of a reporting unit exceeds the estimated fair value. The second step, which is performed only if there is an indication of impairment, determines the amount of the impairment by comparing the implied fair value of the reporting unit’s goodwill with its carrying value. To estimate fair value of each reporting unit, the Company uses a combination of present value and market valuation techniques that utilizes Level 3 criteria under the fair value measurement standards. The estimated fair values could change in the future due to changes in market and business conditions that could affect the assumptions and estimates used in these valuation techniques.
Foreign currency translation — The assets and liabilities of foreign operations are translated into U.S. Dollars at the exchange rates in effect at the balance sheet date, with the related translation adjustments reported as a separate component of shareholders’ equity and comprehensive income. Results of operations are translated using the average exchange rates prevailing throughout the period. Transactions denominated in currencies other than the functional currency of the Avnet business unit that is party to the transaction (primarily trade receivables and payables) are translated at exchange rates in effect at the balance sheet date or upon settlement of the transaction. Gains and losses from such translation are recorded in the consolidated statements of operations as a component of “other income (expense), net.” In fiscal 2012, 2011 and 2010, gains or losses on foreign currency translation were not material.

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
No provision for U.S. income taxes has been made for approximately $2.5 billion of cumulative unremitted earnings of foreign subsidiaries at June 30, 2012 because those earnings are expected to be permanently reinvested outside the U.S. A hypothetical calculation of the deferred tax liability, assuming those earnings were remitted, is not practicable.
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
Stock-based compensation —The Company measures share-based payments, including grants of employee stock options, at fair value and recognizes the associated expense in the consolidated statement of operations over the requisite service period (see Note 12).

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
Fair value of financial instruments — The Company measures financial assets and liabilities at fair value based upon exit price, representing the amount that would be received on the sale of an asset or paid to transfer a liability, in an orderly transaction between market participants. Accounting standards require inputs used in valuation techniques for measuring fair value on a recurring or non-recurring basis be assigned to a hierarchical level as follows: Level 1 are observable inputs that reflect quoted prices for identical assets or liabilities in active markets. Level 2 are observable market-based inputs or unobservable inputs that are corroborated by market data and Level 3 are unobservable inputs that are not corroborated by market data. The carrying amounts of the Company’s financial instruments, including cash and cash equivalents, receivables and accounts payable approximate their fair values at June 30, 2012 due to the short-term nature of these instruments. At June 30, 2012 and July 2, 2011, the Company had $337,405,000 and $164,157,000, respectively, of cash equivalents which were recorded based upon Level 1 criteria. See Note 7 for further discussion of the fair value of the Company’s fixed rate long-term debt instruments and see Investments in this Note 1 for further discussion of the fair value of the Company’s investments in unconsolidated entities.
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
Fiscal year — The Company operates on a “52/53 week” fiscal year, which ends on the Saturday closest to June 30th. Fiscal 2012 and 2011 contained 52 weeks while fiscal 2010 contained 53 weeks. Unless otherwise noted, all references to “fiscal 2012” or any other “year” shall mean the Company’s fiscal year.
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

AVNET, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Adoption of accounting standard — The Financial Accounting Standards Board (“FASB”) issued authoritative guidance that requires the issuer of certain convertible debt instruments that may be settled in cash (or other assets) on conversion to separately account for the debt and equity (conversion option) components of the instrument. The Company adopted this standard during the first quarter of fiscal 2010; however, there was no impact to the fiscal 2010 consolidated financial statements because the Company’s 2% Convertible Senior Debentures (the “Debentures”), to which this standard applied, were extinguished in March 2009. Due to the required retrospective application of this standard, the Company adjusted the prior period comparative consolidated financial statements. The cumulative effect of the change was recorded in certain components of equity as of the beginning of the earliest fiscal year presented in the consolidated statements of shareholders’ equity, which resulted in an increase of $43,190,000 to the previously reported June 27, 2009 additional paid in capital and a decrease of the same amount in the previously reported June 27, 2009 retained earnings.
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

AVNET, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

2. Acquisitions and divestitures
Acquisitions
During fiscal 2012, 2011 and 2010, the Company acquired 22 businesses which are presented in the following table.

Acquired Business	Group & Region	Approximate Annualized Revenues (1) (Millions)	Acquisition Date
Fiscal 2012
Ascendant Technology	TS Americas & TS EMEA	$86	April 2012
Nexicore Services	EM Americas	85	April 2012
Controlling interest in a non-wholly owned entity	EM Americas	62	January 2012
Pinnacle Data Systems	EM Americas	27	January 2012
Canvas Systems	TS Americas & TS EMEA	118	January 2012
Unidux Electronics Limited (Singapore)	EM Asia/Pac	145	January 2012
Round 2 Tech	EM Americas	54	January 2012
DE2 SAS	EM EMEA	11	November 2011
JC Tally Trading Co. & Shanghai FR International Trading	EM Asia/Pac	99	August 2011
Prospect Technology	EM Asia/Pac	142	August 2011
Amosdec SAS	TS EMEA	83	July 2011

Fiscal 2011
itX Group Ltd.	TS Asia/Pac	$160	January 2011
Center Cell	EM Americas	5	November 2010
Eurotone	EM Asia/Pac	30	October 2010
Broadband	EM Americas	8	October 2010
Unidux	EM Asia/Pac	370	July 2010
Tallard Technologies	TS Americas	250	July 2010
Bell Microproducts Inc.	EM & TS Americas	3,021	July 2010
	TS EMEA
Fiscal 2010
Servodata HP Division	TS EMEA	$20	April 2010
PT Datamation	TS Asia/Pac	90	April 2010
Sunshine Joint Stock Company	TS Asia/Pac	30	November 2009
Vanda Group	TS Asia/Pac	30	October 2009
______________________

(1)
Represents the approximate annual revenue from the acquired businesses’ most recent fiscal year end prior to acquisition by Avnet and based upon average foreign currency exchange rates for those periods.

Acquisition activity
During fiscal 2012, the Company acquired eleven businesses with aggregate annualized revenues of approximately $900 million for an aggregate purchase price of $411,873,000, which includes $23,175,000 of contingent earn-out obligations that were recorded at their estimated fair values. The contingent earn-out obligations have been accrued for, but not yet paid, and can be earned based on future performance of the acquired businesses. The Company also acquired approximately $75,016,000 of cash associated with the acquisitions. As a result, the Company paid a total of $313,218,000 for acquisition, net of cash acquired.

AVNET, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The Company acquired 100% ownership for all of the businesses mentioned above, except for one in which the Company acquired a 60% controlling interest. The non-controlling interest was recorded at its estimated fair value but was not material.
Gain on bargain purchase and other
In January 2012, the Company acquired Unidux Electronic Limited ("UEL"), a Singapore publicly traded company, through a tender offer. After assessing the assets acquired and liabilities assumed, the consideration paid was below book value even though the price paid per share represented a premium to the trading levels at that time. Accordingly, the Company recognized a gain on bargain purchase of $4,317,000 pre- and after tax and $0.03 per share on a diluted basis. In addition, during fiscal 2012, the Company recognized a loss of $1,399,000 pre-tax, $854,000 after tax and $0.01 per diluted share included in "Gain on bargain purchase and other" on the consolidated statements of operations related to a write-down of an investment in a small technology company and the write-off of certain deferred financing costs associated with the early termination of a credit facility (see Note 7 for further discussion of the credit facility).
During fiscal 2011, the Company acquired Unidux, Inc. (“Unidux”), an electronics component distributor in Japan, which is reported as part of the EM Asia region. Unidux was a publicly traded company which shares were trading below its book value for a period of time. In a tender offer, Avnet offered a purchase price per share for Unidux that was above the prevailing trading price at that time. Even though the purchase price was below book value, the Unidux shareholders tendered their shares. As a result, the Company recognized a gain on bargain purchase of $30,990,000 pre- and after tax and $0.20 per share on a diluted basis. Prior to recognizing the gain, the Company reassessed the assets acquired and liabilities assumed in the acquisition. Also during fiscal 2011, the Company recognized a loss of $6,308,000 pre-tax, $3,857,000 after tax and $0.02 per share on a diluted basis included in “Gain on bargain purchase and other” related to the write-down of prior investments in smaller technology start-up companies (see Note 5 for other amounts included in “Gain on bargain purchase and other”).
Investments and divestitures
During fiscal 2011, the Company completed the divestiture of New ProSys Corp. (“ProSys”), a value-added reseller and provider of IT infrastructure solutions. Avnet acquired ProSys as part of the Bell acquisition on July 6, 2010. Total consideration included a cash payment at closing, a short-term receivable and a three-year earn-out based upon ProSys’ anticipated results. As a result of the divestiture, the Company received cash proceeds of $19,108,000 and wrote off goodwill associated with the ProSys business (see Note 6). No gain or loss was recorded as a result of the divestiture.
During fiscal 2010, the Company recognized a gain on the sale of assets as a result of certain earn-out provisions associated with the prior sale of the Company’s equity investment in Calence LLC. The gain on sale of assets was $8,751,000 pre-tax, $5,370,000 after tax and $0.03 per share on a diluted basis. Also during fiscal 2011, the Company sold a cost method investment and received proceeds of approximately $3,034,000.
3. Accounts receivable securitization
In August 2011, the Company amended its accounts receivable securitization program (the “Program”) with a group of financial institutions to allow the Company to sell, on a revolving basis, an undivided interest of up to $750,000,000 (600,000,000 prior to the amendment) in eligible U.S. receivables while retaining a subordinated interest in a portion of the receivables. The eligible receivables are sold through a wholly-owned bankruptcy-remote special purpose entity that is consolidated for financial reporting purposes. Such eligible receivables are not directly available to satisfy claims of the Company’s creditors. Financing under the Program does not qualify as off-balance sheet financing, as a result, the receivables and related debt obligation remain on the Company’s consolidated balance sheet as amounts are drawn on the Program. The Program has a one year term that expires at the end of August 2012, which is expected to be renewed for another year on comparable terms. The Program contains certain covenants, all of which the Company was in compliance with as of June 30, 2012. There were $670,000,000 in borrowings outstanding under the Program at June 30, 2012 and $160,000,000 as of July 2, 2011. (See Note 7 for discussion of other short-term and long-term debt outstanding). Interest on borrowings is calculated using a base rate or a commercial paper rate plus a spread of 0.35%. The facility fee is 0.35%. Expenses associated with the Program, which were not material in the past three fiscal years, consisted of program, facility and professional fees recorded in selling, general and administrative expenses in the accompanying consolidated statements of operations.

AVNET, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

4. Shareholders' equity
Comprehensive income (loss)
The following table illustrates the accumulated balances of comprehensive income (loss) items at June 30, 2012, July 2, 2011, and July 3, 2010:

	June 30, 2012	July 2, 2011	July 3, 2010
	(Thousands)
Accumulated translation adjustments, net	$90,798	$461,213	$131,329
Accumulated pension liability adjustments, net of income taxes	(136,630)	(84,002)	(103,967)
Total	$(45,832)	$377,211	$27,362

Share repurchase program
In August 2011, the Board of Directors approved the repurchase of up to an aggregate of $500 million of shares of the Company’s common stock through a share repurchase program. The Company plans to repurchase stock from time to time at the discretion of management, subject to strategic considerations, market conditions and other factors. The Company may terminate or limit the stock repurchase program at any time without prior notice. The timing and actual number of shares purchased will depend on a variety of factors such as price, corporate and regulatory requirements, and prevailing market conditions. Since inception of the program in August 2011 through the end of fiscal 2012, the Company repurchased 11.3 million shares at average market price of $28.90 per share for total cost of $325.9 million. This amount differs from the cash used for repurchases of common stock on the consolidated statement of cash flows to the extent repurchases were not settled at the end of the fiscal year. Shares repurchased were retired.
In August 2012, the Board of Director's approved adding $250 million to the share repurchase program. With this increase, the Company may repurchase up to a total of $750 million of the Company's common stock under the share repurchase program.

5. Property, plant and equipment, net
Property, plant and equipment are recorded at cost and consist of the following:

	June 30, 2012	July 2, 2011
	(Thousands)
Land	$19,912	$22,467
Buildings	102,395	112,072
Machinery, fixtures and equipment	865,198	805,093
Leasehold improvements	92,131	92,728
	1,079,636	1,032,360
Less — accumulated depreciation and amortization	(618,406)	(613,187)
	$461,230	$419,173
Depreciation and amortization expense related to property, plant and equipment was $70,645,000, $57,516,000 and $49,692,000 in fiscal 2012, 2011 and 2010, respectively. In fiscal 2011, the Company recognized other charges of $1,968,000 pre-tax, $1,413,000 after tax and $0.01 per share on a diluted basis primarily related to an impairment of buildings in EMEA (see Notes 2 for other amounts included in “Gain on bargain purchase and other”).

AVNET, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

6. Goodwill and intangible assets
The following table presents the carrying amount of goodwill, by reportable segment, for the periods presented:

	Electronics Marketing	Technology Solutions	Total
	(Thousands)
Carrying value at July 2, 2011	$352,870	$532,202	$885,072
Additions	180,757	74,486	255,243
Adjustments	27,312	(27,312)	—
Foreign currency translation	(15,630)	(24,064)	(39,694)
Carrying value at June 30, 2012	$545,309	$555,312	$1,100,621

The goodwill additions are a result of businesses acquired during fiscal 2012 (see Note 2) and purchase accounting adjustments during the purchase price allocation period. The adjustment to goodwill is a result of the transfer of previously acquired businesses from TS Americas to EM Americas.
The following table presents the gross amount of goodwill and accumulated impairment as of July 2, 2011 and June 30, 2012. All of the accumulated impairment was recognized in fiscal 2009.

	Electronics Marketing	Technology Solutions	Total
	(Thousands)
Gross goodwill at July 2, 2011	$1,397,980	$866,826	$2,264,806
Accumulated impairment	(1,045,110)	(334,624)	(1,379,734)
Carrying value at July 2, 2011	$352,870	$532,202	$885,072
Gross goodwill at June 30, 2012	$1,590,419	$889,936	$2,480,355
Accumulated impairment	(1,045,110)	(334,624)	(1,379,734)
Carrying value at June 30, 2012	$545,309	$555,312	$1,100,621
The Company performs its annual goodwill impairment test on the first day of its fiscal fourth quarter. In addition, if and when events or circumstances change that would more likely than not reduce the fair value of any of its reporting units below its carrying value, an interim test would be performed. Based upon the Company’s annual impairment tests performed for fiscal 2012, 2011 and 2010, there was no impairment of goodwill in the respective fiscal years.
Intangible assets
As of June 30, 2012, “Other assets” included customer relationship and other intangible assets with a carrying value of $181,339,000; consisting of $260,667,000 in original cost value and $79,328,000 of accumulated amortization and foreign currency translation. These assets are being amortized over a weighted average life of eight years. During fiscal 2012, the Company recognized $93,291,000 in intangible assets associated with acquisitions completed during fiscal 2012. Intangible asset amortization expense was $27,717,000, $21,240,000 and $8,629,000 in fiscal 2012, 2011 and 2010, respectively. Amortization expense for the next five years is expected to be approximately $32,000,000 each year for fiscal 2013 and 2014, $30,000,000 for 2015, $25,000,000 for fiscal 2016 and $23,000,000 for 2017.

AVNET, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

7. External financing
Short-term debt consists of the following:

	June 30, 2012	July 2, 2011
	(Thousands)
Bank credit facilities	$201,390	$81,951
Borrowings under the accounts receivable securitization program (see Note 3)	670,000	160,000
Other debt due within one year	1,014	1,128
Short-term debt	$872,404	$243,079
Bank credit facilities consist of various committed and uncommitted lines of credit with financial institutions utilized primarily to support the working capital requirements of foreign operations. The weighted average interest rate on the bank credit facilities was 6.1% and 7.8% at the end of fiscal 2012 and 2011, respectively.
See Note 3 for the discussion of the accounts receivable securitization program and associated borrowings outstanding.
Long-term debt consists of the following:

	June 30, 2012	July 2, 2011
	(Thousands)
5.875% Notes due March 15, 2014	$300,000	$300,000
6.00% Notes due September 1, 2015	250,000	250,000
6.625% Notes due September 15, 2016	300,000	300,000
5.875% Notes due June 15, 2020	300,000	300,000
Other long-term debt	124,456	126,512
Subtotal	1,274,456	1,276,512
Discount on notes	(2,471)	(3,003)
Long-term debt	$1,271,985	$1,273,509
During fiscal 2012, the Company entered into a five-year $1,000,000,000 senior unsecured revolving credit facility (the "2012 Credit Facility") with a syndicate of banks, which expires in November 2016. In connection with the 2012 Credit Facility, the Company terminated its existing unsecured $500,000,000 credit facility (the "2008 Credit Facility") which was to expire in September 2012. Under the 2012 Credit Facility, the Company may select from various interest rate options, currencies and maturities. The 2012 Credit Facility contains certain covenants, all of which the Company was in compliance with as of June 30, 2012. At June 30, 2012, there were $110,072,000 of borrowings under the 2012 Credit Facility included in “Other long-term debt” in the preceding table. In addition, there were $17,202,000 letters of credit issued under the 2012 Credit Facility, which represents a utilization of the 2012 Credit Facility capacity but are not recorded in the consolidated balance sheet as the letters of credit are not debt. At July 2, 2011, there were $122,093,000 of borrowings outstanding under the 2008 Credit Facility included in “Other long-term debt” in the preceding table and $16,602,000 in letters of credit issued.
As a result of the acquisition of Bell in July 2010, the Company assumed 3.75% Notes due March 2024, which had a fair value of $110,000,000 and that were convertible into Bell common stock; however, as of the acquisition completion date, the debt was no longer convertible into shares. Under the terms of the 3.75% Notes, the Company could have redeemed some or all of the 3.75% Notes for cash anytime on or after March 5, 2011 and the note holders could have required the Company to purchase for cash some or all of the 3.75% Notes on March 5, 2011, March 5, 2014 or March 5, 2019 at a redemption price equal to 100% of the principal amount plus interest. During the first quarter of fiscal 2011, the Company issued a tender offer for the 3.75% Notes for which $5,205,000 was tendered and paid in September 2010. During the third quarter of fiscal 2011, the note holders tendered substantially all of the remaining notes for which $104,395,000 was paid in March 2011. The remaining $400,000 of outstanding notes are included in “other long-term debt” in the preceding table.

AVNET, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Aggregate debt maturities for fiscal 2013 through 2017 and thereafter are as follows (in thousands):

2013	$872,405
2014	313,175
2015	821
2016	360,408
2017	300,051
Thereafter	300,000
Subtotal	2,146,860
Discount on notes	(2,471)
Total debt	$2,144,389
At June 30, 2012, the carrying value and fair value of the Company’s debt was $2,144,389,000 and $2,279,681,000, respectively. Fair value was estimated primarily based upon quoted market prices.

8. Accrued expenses and other
Accrued expenses and other consist of the following:

	June 30, 2012	July 2, 2011
	(Thousands)
Payroll, commissions and related accruals	$279,454	$320,958
Income taxes (Note 9)	85,025	72,495
Other (1)	331,004	279,563
	$695,483	$673,016
______________________

(1)
Includes restructuring reserves recorded through purchase accounting and through “restructuring, integration and other charges” (see Note 17). Amounts presented in this caption were individually not significant.

9. Income taxes

The components of the provision for income taxes are indicated in the table below. The tax provision for deferred income taxes results from temporary differences arising principally from inventory valuation, accounts receivable valuation, net operating losses, certain accruals and depreciation, net of any changes to the valuation allowance.

	Years Ended
	June 30, 2012	July 2, 2011	July 3, 2010
	(Thousands)
Current:
Federal	$94,237	$64,476	$61,892
State and local	19,466	11,724	9,789
Foreign	98,278	109,731	56,608
Total current taxes	211,981	185,931	128,289
Deferred:
Federal	6,896	41,029	24,251
State and local	758	5,273	1,290
Foreign	4,128	(30,336)	20,883
Total deferred taxes	11,782	15,966	46,424
Provision for income taxes	$223,763	$201,897	$174,713

AVNET, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The provision for income taxes noted above is computed based upon the split of income before income taxes from U.S. and foreign operations. U.S. income before income taxes was $320,333,000, $273,287,000 and $241,029,000 and foreign income before income taxes was $470,449,000, $597,679,000 and $344,054,000 in fiscal 2012, 2011 and 2010, respectively.
Reconciliations of the federal statutory tax rate to the effective tax rates are as follows:

	Years Ended
	June 30, 2012	July 2, 2011	July 3, 2010
Federal statutory rate	35.0%	35.0%	35.0%
State and local income taxes, net of federal benefit	1.8	1.5	1.2
Foreign tax rates, net of valuation allowances	(5.4)	(5.3)	(6.6)
Release of valuation allowance, net of U.S. tax expense (as discussed below)	(2.8)	(7.4)	—
Change in contingency reserves	0.5	1.4	2.6
Tax audit settlements	(1.0)	(0.4)	(1.6)
Other, net	0.2	(1.6)	(0.7)
Effective tax rate	28.3%	23.2%	29.9%
Foreign tax rates generally consist of the impact of the difference between foreign and federal statutory rates applied to foreign income (losses) and also include the impact of valuation allowances against the Company's otherwise realizable foreign loss carry-forwards.
Avnet’s effective tax rate on income before income taxes was 28.3% in fiscal 2012 as compared with an effective tax rate of 23.2% in fiscal 2011. Included in the fiscal 2012 effective tax rate is a net tax benefit of $8,616,000, which is comprised of (i) a tax benefit of $30,785,000 for the release of tax reserves (valuation allowance) against deferred tax assets that were determined to be realizable, primarily related to a legal entity in EMEA (discussed further below), partially offset by (ii) a tax provision of $22,170,000 related to changes in existing tax positions, withholding tax related to legal entity reorganizations, the establishment of tax reserves against certain deferred tax assets and U.S. tax expense associated with the release of the valuation allowance, partially offset by net favorable audit settlements. The fiscal 2012 effective tax rate is higher than the fiscal 2011 effective tax rate primarily due to a lower amount of tax reserve released in fiscal 2012 as compared with the amount released in fiscal 2011, as discussed further below, and, to a lesser extent, a more favorable impact from audit settlements and changes to existing tax positions in fiscal 2012 as compared with fiscal 2011. These favorable impacts were partially offset by the withholding tax mentioned above.
During fiscal 2012, the Company had a partial valuation allowance against significant tax assets related to a legal entity in EMEA due to, among several other factors, a history of losses in that entity. Since fiscal 2010, the entity has been experiencing improved earnings which required the partial release of the valuation allowance to the extent the entity has projected taxable income. In each of fiscal 2012 and 2011, the Company determined a portion of the valuation allowance for this legal entity was no longer required due to the expected continuation of improved earnings in the foreseeable future and, as a result, the Company's effective tax rate was positively impacted (decreased) upon the release of the valuation allowance, net of the U.S. tax expense. In fiscal 2012 and 2011, the tax reserves released associated with this EMEA legal entity were $22,127,000 and $64,215,000, respectively, net of the U.S. tax expense associated with the release. The Company will continue to evaluate the need for a valuation allowance against these tax assets and will adjust the valuation allowance as deemed appropriate which, when adjusted, will result in an impact to the effective tax rate.  Factors that are considered in such an evaluation include historic levels of income, expectations and risk associated with estimates of future taxable income and ongoing prudent and feasible tax planning strategies. Excluding the benefit in both fiscal years related to the release of the tax valuation allowance associated with the EMEA legal entity, the effective tax rate for fiscal 2012 would have been 31.1% as compared with 30.6% for fiscal 2011.
Avnet’s effective tax rate on income before income taxes was 23.2% in fiscal 2011 as compared with an effective tax rate of 29.9% in fiscal 2010. As compared with fiscal 2010, the fiscal 2011 effective tax rate was primarily impacted by a net tax benefit related to the release of a tax valuation allowance on certain deferred tax assets which were determined to be realizable (as discussed above) and, to a lesser extent, net favorable tax audit settlements, partially offset by changes to existing tax positions.
The Company is in the final stages of two audits by the U.S. Internal Revenue Service, one of which relates to the Company and one of which relates to the pre-acquisition period of an acquired entity. As a result, it is reasonably possible that within the

AVNET, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

next twelve months, the Company may record a tax benefit of $30.0 million to $35.0 million, which would favorably impact the effective tax rate in the period in which the matter is effectively settled. This estimated benefit is comprised primarily of the recognition of additional net operating losses as well as the release of related reserves, partially offset by unfavorable audit adjustments.
The significant components of deferred tax assets and liabilities, included primarily in “other assets” on the consolidated balance sheets, are as follows:

	June 30, 2012	July 2, 2011
	(Thousands)
Deferred tax assets:
Inventory valuation	$13,298	$13,680
Accounts receivable valuation	29,984	27,916
Federal, state and foreign tax loss carry-forwards	304,410	394,093
Various accrued liabilities and other	88,792	57,686
	436,484	493,375
Less — valuation allowance	(244,093)	(310,772)
	192,391	182,603
Deferred tax liabilities:
Depreciation and amortization of property, plant and equipment	(54,745)	(43,302)
Net deferred tax assets	$137,646	$139,301
The change in the valuation allowance from fiscal 2011 to fiscal 2012 was a combination of (i) a reduction of $30,785,000 primarily due to the previously mentioned release of valuation allowance in EMEA, $26,231,000 of which impacted the effective tax rate while the remainder was offset in deferred income taxes, and (ii) a decrease of $35,894,000 primarily related to the translation impact of foreign currency exchange rates.
As of June 30, 2012, the Company had foreign net operating loss carry-forwards of approximately $1,094,296,000, of which $44,225,000 will expire during fiscal 2013 and 2014, substantially all of which have full valuation allowances, $254,742,000 have expiration dates ranging from fiscal 2015 to 2032 and the remaining $795,330,000 have no expiration date. The carrying value of the Company’s net operating loss carry-forwards is dependent upon the Company’s ability to generate sufficient future taxable income in certain tax jurisdictions. In addition, the Company considers historic levels of income, expectations and risk associated with estimates of future taxable income and on-going prudent and feasible tax planning strategies in assessing a tax valuation allowance.
Accruals for income tax contingencies (or accruals for unrecognized tax benefits) are included in “accrued expenses and other” and “other long term liabilities” on the consolidated balance sheet. These contingency reserves relate to various tax matters that result from uncertainties in the application of complex income tax regulations in the numerous jurisdictions in which the Company operates. The change to contingency reserves during fiscal 2012 is primarily due to favorable non-cash audit settlements which are included in the “reductions for tax positions taken in prior periods” caption in the following table. As of June 30, 2012, unrecognized tax benefits were $146,626,000, of which approximately $126,933,000, if recognized, would favorably impact the effective tax rate and the remaining balance would be substantially offset by valuation allowances. As of July 2, 2011, unrecognized tax benefits were $175,151,000, of which approximately $111,299,000, if recognized, would favorably impact the effective tax rate, and the remaining balance would be substantially offset by valuation allowances. In accordance with the Company's accounting policy, accrued interest and penalties, if any, related to unrecognized tax benefits are recorded as a component of income tax expense. The accrual for unrecognized tax benefits included accrued interest expense and penalties of $24,664,000 and $24,640,000, net of applicable state tax benefit, as of the end of fiscal 2012 and 2011, respectively.

AVNET, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Reconciliations of the beginning and ending accrual balances for unrecognized tax benefits are as follows:

	June 30, 2012	July 2, 2011
	(Thousands)
Balance at beginning of year	$175,151	$132,828
Additions for tax positions taken in prior periods, including interest	19,262	40,218
Reductions for tax positions taken in prior periods, including interest	(35,898)	(16,837)
Additions for tax positions taken in current period	8,179	11,041
Reductions related to cash settlements with taxing authorities	(7,460)	(616)
Reductions related to the lapse of statute of limitations	(3,810)	(1,565)
Additions (reductions) related to foreign currency translation	(8,798)	10,082
Balance at end of year	$146,626	$175,151
The evaluation of income tax positions requires management to estimate the ability of the Company to sustain its position and estimate the final benefit to the Company. To the extent that these estimates do not reflect the actual outcome there could be an impact on the consolidated financial statements in the period in which the position is settled, the statute of limitations expire or new information becomes available as the impact of these events are recognized in the period in which they occur. It is difficult to estimate the period in which the amount of a tax position will change as settlement may include administrative and legal proceedings whose timing the Company cannot control. The effects of settling tax positions with tax authorities and statute expirations may significantly impact the accrual for income tax contingencies. Within the next twelve months, management estimates that approximately $46,965,000 of tax contingencies will be settled primarily through agreement with the tax authorities for tax positions related to valuation matters and positions related to acquired entities; such matters are common to multinational companies. The expected cash payment related to the settlement of these contingencies is $12,925,000.
The Company conducts business globally and consequently files income tax returns in numerous jurisdictions including those listed in the following table. It is also routinely subject to audit in these and other countries. The Company is no longer subject to audit in its major jurisdictions for periods prior to fiscal year 2005. The open years, by major jurisdiction, are as follows:

Jurisdiction	Fiscal Year
Singapore	2005 – 2012
Hong Kong	2006 – 2012
United States (federal and state), United Kingdom and Taiwan	2007 – 2012
Netherlands	2008 – 2012
Belgium and Germany	2010 – 2012

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

AVNET, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The following tables outline changes in benefit obligations, plan assets and the funded status of the Plan as of the end of fiscal 2012 and 2011:

	June 30, 2012	July 2, 2011
	(Thousands)
Changes in benefit obligations:
Benefit obligations at beginning of year	$297,527	$276,938
Service cost	28,380	23,874
Interest cost	14,925	13,918
Plan amendments	3,360	—
Actuarial loss	48,620	5,168
Benefits paid	(17,656)	(22,371)
Benefit obligations at end of year	$375,156	$297,527
Change in plan assets:
Fair value of plan assets at beginning of year	$324,752	$278,964
Actual return on plan assets	(5,647)	67,659
Benefits paid	(17,656)	(22,371)
Contributions	—	500
Fair value of plan assets at end of year	$301,449	$324,752
Funded status of the plan recognized as a non-current asset (liability)	$(73,707)	$27,225
Amounts recognized in accumulated other comprehensive income:
Unrecognized net actuarial loss	$218,837	$147,311
Unamortized prior service credit	(9,196)	(14,431)
	$209,641	$132,880
Other changes in plan assets and benefit obligations recognized in other comprehensive income:
Net actuarial (gain) loss	$81,206	$(34,931)
Prior service cost	3,360	—
Amortization of net actuarial loss	(9,680)	(8,938)
Amortization of prior service credit	1,875	1,875
	$76,761	$(41,994)
The Plan was amended effective June 1, 2012 to improve pre-retirement death benefits so that the pre-retirement death benefits will be payable without regard to marital status, and will be based on 100% of the participant's vested cash account. The increase in liability is recognized as a prior service cost and will be amortized staring in fiscal year 2013.
Included in “accumulated other comprehensive income” at June 30, 2012 is a pre-tax charge of $218,837,000 of net actuarial losses which have not yet been recognized in net periodic pension cost, of which $14,899,000 is expected to be recognized as a component of net periodic benefit cost during fiscal 2013. Also included is a pre-tax credit of $9,196,000 of prior service credit which has not yet been recognized in net periodic pension costs, of which $1,573,000 is expected to be recognized as a component of net periodic benefit costs during fiscal 2013.
Weighted average assumptions used to calculate actuarial present values of benefit obligations are as follows:

	2012	2011
Discount rate	4.00%	5.25%

AVNET, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Weighted average assumptions used to determine net benefit costs are as follows:

	2012	2011
Discount rate	5.25%	5.25%
Expected return on plan assets	8.50%	8.50%
The Company bases its discount rate on a hypothetical portfolio of bonds rated Aa by Moody’s Investor Services or AA by Standard & Poor's. The bonds selected for this determination are based upon the estimated amount and timing of services of the pension plan.
Components of net periodic pension costs during the last three fiscal years are as follows:

	Years Ended
	June 30, 2012	July 2, 2011	July 3, 2010
	(Thousands)
Service cost	$28,380	$23,874	$—
Interest cost	14,925	13,918	15,748
Expected return on plan assets	(26,938)	(27,560)	(30,137)
Recognized net actuarial loss	9,680	8,938	5,687
Amortization of prior service credit	(1,875)	(1,875)	(4,884)
Net periodic pension cost	$24,172	$17,295	$(13,586)
The Company made no contributions in fiscal 2012 and $500,000 in 2011.
Benefit payments are expected to be paid to participants as follows for the next five fiscal years and the aggregate for the five years thereafter (in thousands):

2013	$28,399
2014	24,035
2015	24,903
2016	28,741
2017	31,977
2018 through 2022	218,671
The Plan’s assets are held in trust and were allocated as follows as of the June 30 measurement date for fiscal 2012 and 2011:

	2012	2011
Equity securities	75%	76%
Debt securities	24	24
Cash and receivables	1	—

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
As of June 30, 2012, the market value of plan assets by investment category was: U.S. Equity ($178.9 million); U.S. Bonds ($72.6 million); International Equity ($46.9 million) and cash and receivables ($3.0 million). Asset values are Level 1 for all asset categories as the fair values are based upon quoted market prices for identical assets. The pension assets were highly diversified to reduce the potential risk of significant concentrations of credit risk.

11. Long-term leases
The Company leases many of its operating facilities and is also committed under lease agreements for transportation and operating equipment. Rent expense charged to operations during the last three years is as follows:

	Years Ended
	June 30, 2012	July 2, 2011	July 3, 2010
	(Thousands)
Buildings	$84,531	$78,371	$59,047
Equipment	8,093	8,332	5,440
	$92,624	$86,703	$64,487
The aggregate future minimum operating lease commitments, principally for buildings, in fiscal 2013 through 2017 and thereafter (through 2028), are as follows (in thousands):

2013	$95,784
2014	67,926
2015	42,104
2016	29,720
2017	22,456
Thereafter	36,548
Total	$294,538
The preceding table includes operating lease commitments that have been reserved for as part of the Company’s restructuring activities (see Note 17).

AVNET, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

12. Stock-based compensation plans
The Company measures all share-based payments, including grants of employee stock options, at fair value and recognizes related expense in the consolidated statement of operations over the service period (generally the vesting period). During fiscal 2012, 2011, 2010, the Company expensed $35,737,000, $28,931,000 and $28,363,000, respectively, for all stock-based compensation awards.
Stock plan
The Company currently has one stock compensation plan pursuant to which it can issue new awards. The 2010 Stock Compensation Plan (“2010 Plan”) was approved by the shareholders in fiscal 2011. The 2010 Plan has a termination date of November 4, 2020 and 4,956,183 shares were available for grant at June 30, 2012. At June 30, 2012, the Company had 11,047,000 shares of common stock reserved for stock option and stock incentive programs.
Stock options
Option grants under the 2010 Plan have a contractual life of ten years, vest 25% on each anniversary of the grant date, commencing with the first anniversary, and provide for a minimum exercise price of 100% of fair market value at the date of grant. Compensation expense associated with stock options during fiscal 2012, 2011 and 2010 were $3,147,000, $3,499,000 and $3,558,000, respectively.
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

	Years Ended
	June 30, 2012	July 2, 2011	July 3, 2010
Expected term (years)	6.00	6.00	6.00
Risk-free interest rate	1.2%	1.8%	3.0%
Weighted average volatility	33.7%	33.7%	34.3%
Dividend yield	—	—	—
The following is a summary of the changes in outstanding options for fiscal 2012:

	Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life
Outstanding at July 2, 2011	3,059,215	$21.79	59 Months
Granted	332,476	$27.94	109 Months
Exercised	(486,302)	$14.09	6 Months
Forfeited or expired	(23,471)	$23.90	73 Months
Outstanding at June 30, 2012	2,881,918	$23.78	61 Months
Exercisable at June 30, 2012	1,994,623	$22.69	45 Months
The weighted-average grant-date fair values of stock options granted during fiscal 2012, 2011, and 2010 were $9.67, $8.72 and $9.58, respectively. There were no intrinsic values of share options outstanding or exercisable at June 30, 2012, July 2, 2011 or July 3, 2010.

AVNET, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The following is a summary of the changes in non-vested stock options for the fiscal year ended June 30, 2012:

	Shares	Weighted Average Grant-Date Fair Value
Non-vested stock options at July 2, 2011	919,294	$9.69
Granted	332,476	$9.67
Vested	(345,254)	$10.43
Forfeited	(19,221)	$9.30
Non-vested stock options at June 30, 2012	887,295	$9.41
As of June 30, 2012, there was $1,808,000 of total unrecognized compensation cost related to non-vested stock options, which is expected to be recognized over a weighted-average period of 1.1 years. The total fair values of shares vested during fiscal 2012, 2011 and 2010 were $3,599,000, $3,425,000, $3,293,000, respectively.
Cash received from option exercises during fiscal 2012, 2011 and 2010 totaled $2,405,000, $3,506,000, and $4,134,000, respectively. The impact of these cash receipts is included in “Other, net” in financing activities in the accompanying consolidated statements of cash flows.
Incentive shares
Delivery of incentive shares, and the associated compensation expense, is spread equally over a five-year period and is generally subject to the employee’s continued employment by the Company. As of June 30, 2012, 1,749,519 shares previously awarded have not yet been delivered. Compensation expense associated with this program was $20,978,000, $17,008,000 and $14,614,000 for fiscal years 2012, 2011 and 2010, respectively.
The following is a summary of the changes in non-vested incentive shares for the fiscal year ended June 30, 2012:

	Shares	Weighted Average Grant-Date Fair Value
Non-vested incentive shares at July 2, 2011	1,414,784	$26.47
Granted	1,114,510	$27.94
Vested	(704,220)	$27.71
Forfeited	(75,555)	$26.38
Non-vested incentive shares at June 30, 2012	1,749,519	$26.82
As of June 30, 2012, there was $36,092,000 of total unrecognized compensation cost related to non-vested incentive shares, which is expected to be recognized over a weighted-average period of 2.9 years. The total fair values of shares vested during fiscal 2012, 2011 and 2010 were $19,516,000, $15,916,000, $14,301,000, respectively.
Performance shares
Eligible employees, including Avnet’s executive officers, may receive a portion of their long-term equity-based incentive compensation through the performance share program, which allows for the award of shares of stock against performance-based criteria (“Performance Share Program”). The Performance Share Program provides for the issuance to each grantee of a number of shares of Avnet’s common stock at the end of a three-year period based upon the Company’s achievement of performance goals established by the Compensation Committee of the Board of Directors for each three-year period. The performance goals have recently consisted of measures of economic profit and total shareholder return.

AVNET, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

During fiscal 2012, 2011 and 2010, the Company granted 349,070, 380,200 and 242,390 performance shares, respectively, to be awarded to participants in the Performance Share Program, of which 6,800 cumulatively have been forfeited. The actual amount of performance shares issued at the end of the three-year period is determined based upon the level of achievement of the defined performance goals and can range from 0% to 200% of the initial award. The Company anticipates issuing 355,484 shares in the first quarter of fiscal 2013 based upon the goals achieved during the three-year performance period which ended June 30, 2012. During fiscal 2012, 2011 and 2010, the Company recognized compensation expense associated with the Performance Share Programs of $10,502,000, $7,374,000 and $9,171,000, respectively.
Outside director equity compensation
Non-employee directors are awarded shares equal to a fixed dollar amount of Avnet common stock upon their re-election each year, as part of their director compensation package. Directors may elect to receive this compensation in the form of common stock or they may elect to defer their compensation to be paid in common stock at a later date. During fiscal 2012, 2011 and 2010, compensation cost associated with the outside director stock bonus plan was $1,110,000, $1,050,000, $1,020,000, respectively.
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
The Company has a policy of repurchasing shares on the open market to satisfy shares purchased under the ESPP, and expects future repurchases during fiscal 2013 to be similar to the number of shares repurchased during fiscal 2012, based on current estimates of participation in the program. During fiscal 2012, 2011 and 2010, there were 64,187, 62,329 and 67,168 shares, respectively, of common stock issued under the ESPP program.

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
Other
During fiscal 2012, the Company recorded $6,665,000 for (i) a legal claim associated with an acquired business for a potential royalty claim related to periods prior to acquisition by Avnet and (ii) a legal claim associated with an indemnification of a prior divested business.
From time to time, the Company may become a party to, or otherwise involved in various lawsuits, claims, investigations and other legal proceedings arising in the ordinary course of conducting its business. While litigation is subject to inherent uncertainties, management does not anticipate that any ongoing matters will have a material adverse effect on the Company’s financial condition, liquidity or results of operations.

AVNET, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

14. Earnings per share
Basic earnings per share is computed based on the weighted average number of common shares outstanding and excludes any potential dilution. Diluted earnings per share reflect potential dilution from the exercise or conversion of securities into common stock.

	Years Ended
	June 30, 2012	July 2, 2011	July 3, 2010
	(Thousands, except per share data)
Numerator:
Net income for basic and diluted earnings per share	$567,019	$669,069	$410,370
Denominator:
Weighted average common shares for basic earnings per share	147,278	152,481	151,629
Net effect of dilutive stock options and performance share awards	2,275	1,856	1,464
Weighted average common shares for diluted earnings per share	149,553	154,337	153,093
Basic earnings per share	$3.85	$4.39	$2.71
Diluted earnings per share	$3.79	$4.34	$2.68
Options to purchase 238,000 shares of the Company's stock for both fiscal 2012 and 2011 and 700,000 shares for fiscal 2010, were excluded from the calculations of diluted earnings per shares because the exercise price for those options was above the average market price of the Company’s stock during those periods. Inclusion of these options in the diluted earnings per share calculation would have had an anti-dilutive effect.

15. Additional cash flow information
Other non-cash and reconciling items consist of the following:

	Years Ended
	June 30, 2012	July 2, 2011	July 3, 2010
	(Thousands)
Provision for doubtful accounts	$35,632	$39,255	$33,825
Periodic pension (income) costs (Note 10)	24,172	17,295	(13,586)
Other, net	6,459	296	(4,854)
Total	$66,263	$56,846	$15,385
Interest and income taxes paid during the last three years were as follows:

	Years Ended
	June 30, 2012	July 2, 2011	July 3, 2010
	(Thousands)
Interest	$89,529	$91,946	$60,556
Income taxes	$192,717	$158,372	$92,565
Non-cash activity during fiscal 2012 included amounts recorded through comprehensive income and, therefore, are not included in the consolidated statement of cash flows. Fiscal 2012 included an adjustment to pension liabilities (including non-U.S. pension liabilities) of $85,010,000 which was recorded net of related deferred tax benefit of $32,382,000 in other comprehensive income (see Notes 4 and 10). Other non-cash activities included assumed debt of $34,765,000 and assumed liabilities of $214,325,000 as a result of the acquisitions completed in fiscal 2012 (see Note 2).

AVNET, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Non-cash activity during fiscal 2011 included amounts recorded through comprehensive income and, therefore, are not included in the consolidated statement of cash flows. Fiscal 2011 included an adjustment to increase pension liabilities (including non-U.S. pension liabilities) of $31,987,000 which was recorded net of related deferred tax benefit of $12,022,000 in other comprehensive income (see Notes 4 and 10). Other non-cash activities included assumed debt of $420,259,000 and assumed liabilities of $509,812,000 as a result of the acquisitions completed in fiscal 2011 (see Note 2).
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

AVNET, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

	Years Ended
	June 30, 2012	July 2, 2011	July 3, 2010
	(Millions)
Sales:
Electronics Marketing	$14,933.1	$15,066.2	$10,966.8
Technology Solutions	10,774.4	11,468.2	8,193.4
	$25,707.5	$26,534.4	$19,160.2
Operating income (loss):
Electronics Marketing	$751.4	$832.5	$491.6
Technology Solutions	319.3	286.7	251.7
Corporate	(112.9)	(112.0)	(82.3)
	957.8	1,007.2	661.0
Restructuring, integration and other charges (Note 17)	(73.6)	(77.2)	(25.4)
	$884.2	$930.0	$635.6
Assets:
Electronics Marketing	$6,024.3	$5,890.9	$4,441.8
Technology Solutions	3,738.5	3,765.2	2,553.8
Corporate	405.1	249.5	786.8
	$10,167.9	$9,905.6	$7,782.4
Capital expenditures:
Electronics Marketing	$58.5	$69.8	$30.1
Technology Solutions	41.3	57.4	17.2
Corporate	28.8	21.5	19.6
	$128.6	$148.7	$66.9
Depreciation & amortization expense:
Electronics Marketing	$38.9	$28.3	$24.6
Technology Solutions	39.2	30.0	15.7
Corporate	23.2	23.1	20.3
	$101.3	$81.4	$60.6
Sales, by geographic area, are as follows:
Americas (1)	$11,499.3	$11,518.5	$8,367.3
EMEA (2)	7,408.9	8,393.4	5,948.3
Asia/Pacific (3)	6,799.3	6,622.5	4,844.6
	$25,707.5	$26,534.4	$19,160.2
Property, plant and equipment, net, by geographic area:
Americas (4)	$278.5	$242.5	$182.2
EMEA (5)	150.8	150.6	98.5
Asia/Pacific	31.9	26.1	21.9
	$461.2	$419.2	$302.6
______________________

(1)	Includes sales in the United States of $10.0 billion, $10.0 billion and $7.6 billion for fiscal year 2012, 2011 and 2010, respectively.

(2)
Includes sales in Germany and the United Kingdom of $2.6 billion and $1.4 billion, respectively, for fiscal 2012. Includes sales in Germany and the United Kingdom of $3.1 billion and $1.7 billion, respectively, for fiscal 2011. Includes sales in Germany and the United Kingdom of $2.1 billion and $1.1 billion, respectively, for fiscal 2010.

AVNET, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

(3)
Includes sales of $1.9 billion, $2.3 billion and $1.2 billion in Taiwan, China (including Hong Kong) and Singapore, respectively, for fiscal 2012. Includes sales of $1.8 billion, $2.4 billion and $1.2 billion in Taiwan, China (including Hong Kong) and Singapore, respectively, for fiscal 2011. Includes sales of $1.3 billion, $2.0 billion and $1.0 billion in Taiwan, China (including Hong Kong) and Singapore, respectively, for fiscal 2010.

(4)	Includes property, plant and equipment, net, of $266.7 million, $231.3 million and $178.2 million in the United States for fiscal 2012, 2011 and 2010, respectively.

(5)
Includes property, plant and equipment, net, of $90.6 million, $26.4 million, and $17.3 million in Germany, Belgium and the United Kingdom, respectively, for fiscal 2012. Fiscal 2011 includes property, plant and equipment, net, of $92.8 million in Germany, $23.4 million in Belgium and $16.4 million in the United Kingdom. Fiscal 2010 includes property, plant and equipment, net, of $48.0 million in Germany, $20.4 million in Belgium and $13.4 million in the United Kingdom.

The Company manages its business based upon the operating results of its two operating groups before restructuring, integration and other charges (see Note 17). In fiscal 2012, 2011 and 2010, presented above, the unallocated pre-tax restructuring, integration and other charges related to EM and TS, respectively, were $27,537,000 and $22,716,000 in fiscal 2012, $27,879,000 and $38,146,000 in fiscal 2011 and $14,701,000 and $10,579,000 in fiscal 2010. The remaining restructuring, integration and other charges in each year relate to corporate activities.
Listed in the table below are the major product categories and the Company’s approximate sales of each during the past three fiscal years:

	Years Ended
	June 30, 2012	July 2, 2011	July 3, 2010
	(Millions)
Semiconductors	$13,461.6	$14,149.3	$10,098.7
Computer products	9,984.4	10,284.6	7,302.8
Connectors	667.5	1,041.4	841.4
Passives, electromechanical and other	1,594.0	1,059.1	917.3
	$25,707.5	$26,534.4	$19,160.2

17. Restructuring, integration and other charges
Fiscal 2012
During fiscal 2012, the Company initiated actions to reduce costs in both operating groups in response to current market conditions and incurred acquisition and integration costs associated with acquired businesses. As a result, the Company incurred restructuring, integration and other charges as presented in the following table.

Year Ended
June 30, 2012
(Thousands)
Restructuring charges	$50,253
Integration costs	9,392
Acquisition costs	10,561
Reversal of excess prior year restructuring reserves	(3,286)
Other	6,665
Pre-tax restructuring, integration and other charges	$73,585
After tax restructuring, integration and other charges	$52,963
Restructuring, integration and other charges per share on a diluted basis	$0.35

AVNET, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The activity related to the restructuring charges incurred during fiscal 2012 is presented in the following table:

	Severance Reserves	Facility Exit Costs	Other	Total
	(Thousands)
Fiscal 2012 pre-tax charges	$33,206	$11,999	$5,048	$50,253
Cash payments	(23,055)	(4,366)	(1,889)	(29,310)
Non-cash write-downs	—	(2,943)	(1,768)	(4,711)
Other, principally foreign currency translation	(405)	(146)	(44)	(595)
Balance at June 30, 2012	$9,746	$4,544	$1,347	$15,637
Severance charges recorded in fiscal 2012 related to over 800 employees in sales, administrative and finance functions in connection with the cost reduction actions taken in all three regions in both operating groups with employee reductions of approximately 480 in EM and 320 in TS. Facility exit costs for vacated facilities related to 12 facilities in the Americas, 5 in EMEA and 13 in the Asia/Pac region and consisted of reserves for remaining lease liabilities and the write-down of leasehold improvements and other fixed assets. Other restructuring charges related primarily to other onerous lease obligations that have no on-going benefit to the Company. Of the $50,253,000 pre-tax restructuring charges recorded during fiscal 2012, $27,537,000 related to EM and $22,716,000 related to TS and the remaining related to corporate charges. As of June 30, 2012, management expects the majority of the remaining severance and other reserves to be utilized by the end of fiscal 2015 and the remaining facility exit cost reserves to be utilized by the end of fiscal 2016.

Integration costs incurred related to the integration of acquired businesses and incremental costs incurred as part of the consolidation and closure of certain office and warehouse locations. Integration costs included IT consulting costs for system integration assistance, facility moving costs, legal fees, travel, meeting, marketing and communication costs that were incrementally incurred as a result of the integration activity. Also included in integration costs are incremental salary costs associated with the consolidation and closure activities as well as costs associated with acquisition activity, primarily related to the acquired businesses' personnel who were retained by Avnet following the close of the acquisitions solely to assist in the integration of the acquired businesses' IT systems and administrative and logistics operations into those of Avnet. These identified personnel have no other meaningful day-to-day operational responsibilities outside of the integration effort.

Acquisition transaction costs incurred during fiscal 2012 related primarily to professional fees for advisory services and legal and accounting due diligence procedures and other legal costs associated with acquisitions.
During fiscal 2012, the Company recorded credits to restructuring, integration and other charges related to the reversal of restructuring reserves established in prior years that were deemed to be no longer required.
In addition, the Company recorded $6,665,000 for (i) a legal claim associated with an acquired business and a potential royalty claim related to periods prior to acquisition by Avnet and (ii) a legal claim associated with an indemnification of a prior divested business.

AVNET, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Fiscal 2011

During fiscal 2011, the Company incurred charges related primarily to the acquisition and integration activities associated with acquired businesses (see Note 2) and also recorded credits related to prior restructuring reserves and acquisition adjustments.

Year Ended
July 2, 2011
(Thousands)
Restructuring charges	$47,763
Integration costs	25,068
Acquisition costs	15,597
Reversal of excess prior year restructuring reserves	(6,076)
Prior year acquisition adjustments	(5,176)
Pre-tax restructuring, integration and other charges	$77,176
After tax restructuring, integration and other charges	$56,169
Restructuring, integration and other charges per share on a diluted basis	$0.36
The fiscal 2012 activity related to the remaining restructuring reserves from fiscal 2011 is presented in the following table:

	Severance Reserves	Facility Exit Costs	Other	Total
	(Thousands)
Balance at July 2, 2011	$9,803	$8,294	$1,038	$19,135
Cash payments	(8,110)	(3,545)	(463)	(12,118)
Adjustments	(800)	(1,133)	(316)	(2,249)
Other, principally foreign currency translation	(608)	(345)	(32)	(985)
Balance at June 30, 2012	$285	$3,271	$227	$3,783
Severance charges recorded in fiscal 2011 related to personnel reductions of over 550 employees in administrative, finance and sales functions primarily in connection with the integration of the acquired Bell business into the existing EM Americas, TS Americas and TS EMEA regions and, to a lesser extent, other cost reduction actions. Facility exit costs consisted of lease liabilities, fixed asset write-downs and other related charges associated with 50 vacated facilities: 23 in the Americas, 25 in EMEA and two in the Asia/Pac region. As of June 30, 2012, management expects the majority of the remaining severance reserves to be utilized by the end of fiscal 2013 and the remaining facility exit cost reserves to be utilized by the end of fiscal 2015.
Integration costs included professional fees associated with legal and IT consulting, facility moving costs, travel, meeting, marketing and communication costs that were incrementally incurred as a result of the integration efforts of acquired businesses. Also included in integration costs are incremental salary and employee benefit costs, primarily of the acquired businesses’ personnel who were retained by Avnet following the close of the acquisitions solely to assist in the integration of the acquired business’ IT systems, and administrative and logistics operations into those of Avnet. These identified personnel have no other meaningful day-to-day operational responsibilities outside of the integration effort.
Acquisition costs incurred during fiscal 2011 related primarily to professional fees for advisory and broker services, legal and accounting due diligence, and other legal costs associated with the acquisition.
During fiscal 2011, the Company recorded credits to restructuring, integration and other charges related to (i) the reversal of restructuring reserves established in prior years that were deemed to be no longer required, (ii) acquisition adjustments for which the purchase allocation period had closed and (iii) exit-related reserves originally established through goodwill in prior years that were deemed no longer required.

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
Fiscal 2010 and prior year reserve activity
In addition to the fiscal 2010 restructuring activity, the Company incurred restructuring charges under separate restructuring plans. The fiscal 2012 activity related to the remaining reserves associated with these restructuring actions is presented in the following table:

	Severance Reserves	Facility Exit Costs	Other	Total
	(Thousands)
Balance at July 2, 2011	$316	$6,632	$1,966	$8,914
Cash payments	(91)	(4,183)	(1,096)	(5,370)
Adjustments	(36)	(664)	(59)	(759)
Other, principally foreign currency translation	(31)	(79)	(133)	(243)
Balance at June 30, 2012	$158	$1,706	$678	$2,542

As of June 30, 2012, management expects the majority of the remaining severance and other reserves to be utilized by the end of fiscal 2014 and the remaining facility exit cost reserves to be utilized by the end of fiscal 2016.

AVNET, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

18. Summary of quarterly results (unaudited):

		First Quarter	Second Quarter	Third Quarter	Fourth Quarter	Year(a)
		(Millions, except per share amounts)
(b)	2012
	Sales	$6,426.0	$6,693.6	$6,280.5	$6,307.4	$25,707.5
	Gross profit	753.6	784.1	753.8	759.0	3,050.5
	Net income	139.0	147.0	147.6	133.4	567.0
	Diluted earnings per share	0.90	0.98	1.00	0.91	3.79
(c)	2011
	Sales	$6,182.4	$6,767.5	$6,672.4	$6,912.1	$26,534.4
	Gross profit	723.1	773.2	786.6	824.9	3,107.8
	Net income	138.2	141.0	151.0	238.8	669.1
	Diluted earnings per share	0.90	0.91	0.98	1.54	4.34
______________________

(a)	Quarters may not add to the year due to rounding.

(b)
Second quarter of fiscal 2012 results were impacted by restructuring, integration and other charges of $34.5 million pre-tax, $23.6 million after tax and $0.16 per share on a diluted basis. The charges consisted of severance, facility exit costs, integration costs, transaction costs, other restructuring charges, and a credit to adjust prior year restructuring reserves. During the second quarter, the Company also recorded $1.4 million pre-tax, $0.9 million after tax and $0.01 per share on a diluted basis related to the write-down of a small investment and the write-off of deferred financing costs associated with the early retirement of a credit facility, and an income tax adjustment of $0.5 million primarily related to the combination of a favorable audit settlement and release of a valuation allowance on certain deferred tax assets which were determined to be realizable, mostly offset by changes to existing tax positions primarily for transfer pricing. Third quarter results were impacted by restructuring, integration and other charges of $18.6 million pre-tax, $13.7 million after tax and $0.10 per share on a diluted basis. The charges consisted of severance, facility exit costs fixed asset write-downs, integration costs, transaction costs, other charges, and a reversal to adjust prior year restructuring reserves. During the third quarter, the Company recognized a gain on the bargain purchase of $4.5 million pre- and after tax and $0.03 per share on a diluted basis related to the acquisition of Unidux Electronics Limited (Singapore), and an income tax adjustment of $5.2 million and $0.04 per share on a diluted basis related primarily to the combination of favorable audit settlements, certain reserve releases and the release of a valuation allowance on deferred tax assets which were determined to be realizable. Fourth quarter results were impacted by restructuring, integration and other charges of $20.5 million pre-tax, $15.7 million after tax and $0.11 per share on a diluted basis. These charges included severance, facility exit costs, integration costs, transaction costs, other restructuring charges and other charges related to legal claims. During the fourth quarter, the Company recognized a small adjustment to the gain on bargain purchase related to the business in Japan acquired in the third quarter; and a net tax benefit of $4.0 million and $0.03 per share on a diluted basis which is comprised of (i) a tax benefit of $26.3 million for the release of tax reserves against deferred tax assets that were determined to be realizable during the fourth quarter of fiscal 2012, partially offset by (ii) a tax provision of $22.3 million primarily related to the impact of withholding tax related to legal entity reorganizations and the establishment of tax reserves against deferred tax assets that were determined to be unrealizable during the fourth quarter of fiscal 2012.

(c)
First quarter of fiscal 2011 results were impacted by restructuring, integration and other charges which totaled $28.1 million pre-tax, $20.2 million after tax and $0.13 per share on a diluted basis. Restructuring charges consisted of severance costs, facility exit costs and other charges resulting from acquisition related integration activities. In addition, the Company recognized a gain on bargain purchase of $31.0 million pre- and after tax, and $0.20 per share on a diluted basis in connection with its Unidux acquisition. Second quarter results were impacted by restructuring, integration and other charges which totaled $29.1 million pre-tax, $20.8 million after tax and $0.14 per share on a diluted basis incurred primarily in connection with the acquisitions and integrations of acquired businesses. The Company also recorded a reversal of $3.5 million pre-tax primary related to the reversal of restructuring reserves established in prior years which were no longer needed. Third quarter of fiscal 2012 results were impacted by restructuring, integration and other charges which totaled $16.3 million pre-tax, $11.9 million after tax and $0.08 per share on a diluted basis incurred primarily in connection with the acquisitions and integrations of acquired businesses. In addition, the Company recognized a loss of $6.3 million pre-tax, $3.9 million after tax and $0.02 per share on a diluted basis related to the write-down of investments in smaller technology start-up companies.

AVNET, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Fourth quarter of fiscal 2012 results were impacted by restructuring, integration and other charges which totaled $7.3 million pre-tax, $5.8 million after tax and $0.04 per share on a diluted basis. The Company also reversed $3.6 million pre-tax, $2.5 million after tax and $0.02 per share on a diluted basis for restructuring and purchase accounting reserves determined not to be needed. In addition, fourth quarter results included a tax benefit of $52.7 million, or $0.34 per share on a diluted basis, primarily related to the release of a tax valuation allowance for which the tax asset was determined to be realizable.

SCHEDULE II
AVNET, INC. AND SUBSIDIARIES
VALUATION AND QUALIFYING ACCOUNTS
Years Ended June 30, 2012, July 2, 2011 and July 3, 2010

Column A	Column B	Column C				Column D		Column E
		Additions
Description	Balance at Beginning of Period	Charged to Costs and Expenses		Charged to Other Accounts — Describe		Deductions — Describe		Balance at End of Period
	(Thousands)
Fiscal 2012
Allowance for doubtful accounts	$107,739	$35,632		$—		$(37,052)	(a)	$106,319
Valuation allowance on foreign tax loss carry-forwards (Note 9)	310,772	(30,785)	(b)	(35,894)	(c)	—		244,093
Fiscal 2011
Allowance for doubtful accounts	81,197	39,255		—		(12,713)	(a)	107,739
Valuation allowance on foreign tax loss carry-forwards (Note 9)	331,423	(76,055)	(d)	55,404	(e)	—		310,772
Fiscal 2010
Allowance for doubtful accounts	85,477	33,825		—		(38,105)	(a)	81,197
Valuation allowance on foreign tax loss carry-forwards (Note 9)	315,020	(1,338)		17,741	(f)	—		331,423
______________________

(a)	Uncollectible accounts written off.

(b)
Represents a reduction primarily due to the release of valuation allowance in EMEA, of which $26,231,000 impacted the effective tax rate and $4,554,000 of which did not impact the effective tax rate because deferred taxes and income tax payables associated with the release of the valuation allowance were recorded which offset a portion of the benefit as a result of the release (see Note 9).

(c)	Primarily relates to the translation impact of changes in foreign currency exchange rates.

(d)
Represents a reduction primarily due to the release of valuation allowance in EMEA, of which $64,215,000 impacted the effective tax rate and $11,840,000 of which did not impact the effective tax rate because deferred taxes and income tax payables associated with the release of the valuation allowance were recorded, which offset a portion of the benefit as a result of the release (see Note 9).

(e)	Primarily relates to the translation impact of changes in foreign currency exchange rates and acquired valuation allowances.

(f)
Includes the impact of deferred tax rate changes, the translation impact of changes in foreign currency exchange rates and the increase of valuation allowance against associated deferred tax benefits as it was determined the related operating tax loss carry-forward cannot be utilized.

INDEX TO EXHIBITS

Exhibit Number	Exhibit

3.1	Restated Certificate of Incorporation of the Company (incorporated herein by reference to the Company’s Current Report on Form 8-K dated February 12, 2001, Exhibit 3(i)).

3.2	By-laws of the Company, effective August 11, 2011 (incorporated herein by reference to the Company’s Current Report on Form 8-K dated August 16, 2011 (Exhibit 3.1).

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

10.6	Avnet 1995 Stock Option Plan (incorporated herein by reference to the Company’s Current Report on Form 8-K dated February 12, 1996, Exhibit 10).

10.7	Avnet 1996 Incentive Stock Option Plan (incorporated herein by reference to the Company’s Registration Statement on Form S-8, Registration No. 333-17271, Exhibit 99).

10.8	Amended and Restated Avnet 1997 Stock Option Plan (incorporated herein by reference to the Company’s Current Report on Form 8-K dated August 29, 2006, Exhibit 10.1).

Exhibit Number		Exhibit
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

10.11	*	Avnet Supplemental Executive Officers’ Retirement Plan (2012 Restatement).

10.12	*	Avnet Restoration Plan (Effective Generally as of January 1, 2012).

10.13		Avnet 1999 Stock Option Plan (incorporated herein by reference to the Company’s Current Report on Form 8-K dated August 29, 2006 Exhibit 10.2).

10.14		Avnet, Inc. Executive Incentive Plan (incorporated herein by reference to Appendix A to the Company’s Proxy Statement dated September 28, 2007).

10.15
Avnet, Inc. 2003 Stock Compensation Plan (Amended and Restated Effective Generally as of January 1, 2009) (incorporated herein by reference to the Company’s Current Report on Form 8-K dated August 13, 2010, Exhibit 10.4).

10.16		Avnet, Inc. 2003 Stock Compensation Plan:
(a) Form of nonqualified stock option agreement
(b) Form of nonqualified stock option agreement for non-employee director
(c) Form of incentive stock option agreement
(d) Form of performance stock unit term sheet

(incorporated herein by reference to the Company’s Current Report on Form 8-K dated August 29, 2006, Exhibit 10.3).

10.17
Avnet, Inc. 2006 Stock Compensation Plan (Amended and Restated Effective Generally as of January 1, 2009) (incorporated herein by reference to the Company’s Current Report on Form 8-K dated August 13, 2010, Exhibit 10.5).

10.18		Avnet, Inc. 2006 Stock Compensation Plan:
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

10.19		Avnet, Inc. 2010 Stock Compensation Plan (incorporated herein by reference to Exhibit 10.1 to the Company’s Registration Statement on Form S-8, Registration No. 333-171291).

10.20		Avnet, Inc. 2010 Stock Compensation Plan:
(a) Form of nonqualified stock option agreement
(b) Form of incentive stock option agreement
(c) Form of performance stock unit term sheet
(d) Form of restricted stock unit term sheet

(incorporated herein by reference to the Company’s Current Report on Form 8-K dated August 10, 2012, Exhibit 10.1).

Exhibit Number	Exhibit
10.21
Avnet Deferred Compensation Plan (Amended and Restated Effective Generally as of January 1, 2009) (incorporated herein by reference to the Company’s Current Report on Form 8-K dated August 13, 2010, Exhibit 10.6).

10.22
Amendment No. 1 to Avnet Deferred Compensation Plan (Amended and Restated Effective Generally as of January 1, 2009) (incorporated herein by reference to the Company's Annual Report on Form 10-K dated August 12, 2011, Exhibit 10.21).

10.23
Form of Indemnity Agreement. The Company enters into this form of agreement with each of its directors and officers (incorporated herein by reference to the Company’s Quarterly Report on Form 10-Q dated May 8, 2006, Exhibit 10.1).

10.24	Form option agreements for stock option plans (incorporated herein by reference to the Company’s Current Report on Form 8-K dated September 8, 2004, Exhibit 10.4).
(a) Non-Qualified stock option agreement for 1999 Stock Option Plan
(b) Incentive stock option agreement for 1999 Stock Option Plan
(c) Incentive stock option agreement for 1996 Stock Option Plan
(d) Non-Qualified stock option agreement for 1995 Stock Option Plan

Bank Agreements

10.25	Securitization Program

(a)   Receivables Sale Agreement, dated as of June 28, 2001 between Avnet, Inc., as Originator, and Avnet Receivables Corporation as Buyer (incorporated herein by reference to the Company’s Current Report on Form 8-K dated September 26, 2002, Exhibit 10J).

(b)   Amendment No. 1, dated as of February 6, 2002, to Receivables Sale Agreement in 10.25(a) above (incorporated herein by reference to the Company’s Current Report on Form 8-K dated September 26, 2002, Exhibit 10K).

(c)   Amendment No. 2, dated as of June 26, 2002, to Receivables Sale Agreement in 10.25(a) above (incorporated herein by reference to the Company’s Current Report on Form 8-K dated September 26, 2002, Exhibit 10L).

(d)   Amendment No. 3, dated as of November 25, 2002, to Receivables Sale Agreement in 10.25(a) above (incorporated herein by reference to the Company’s Current Report on Form 8-K dated December 17, 2002, Exhibit 10B).

(e)   Amendment No. 4, dated as of December 12, 2002, to Receivables Sale Agreement in 10.25(a) above (incorporated herein by reference to the Company’s Current Report on Form 8-K dated December 17, 2002, Exhibit 10E).

(f)   Amendment No. 5, dated as of August 15, 2003, to Receivables Sale Agreement in 10.25(a) above (incorporated herein by reference to the Company’s Current Report on Form 8-K dated September 15, 2003, Exhibit 10C).

(g)   Amendment No. 6, dated as of August 3, 2005, to Receivables Sale Agreement in 10.25(a) above (incorporated herein by reference to the Company’s Current Report on Form 8-K dated September 13, 2005, Exhibit 10.1).

(h)   Amendment No. 7, dated as of August 29, 2007, to Receivables Sale Agreement in 10.25(a) above (incorporated herein by reference to the Company’s Current Report on Form 8-K dated August 13, 2010, Exhibit 10.7).

(i)   Amendment No. 8, dated as of August 26, 2010, to Receivables Sale Agreement in 10.25(a) above (incorporated herein by reference to the Company’s Current Report on Form 8-K dated September 1, 2010, Exhibit 10.2).

(j)    Second Amended and Restated Receivables Purchase Agreement dated as of August 26, 2010 among Avnet Receivables Corporation, as Seller, Avnet, Inc., as Servicer, the Financial Institutions party thereto and JPMorgan Chase Bank, N.A. as Agent (incorporated herein by reference to the Company’s Current Report on Form 8-K dated September 1, 2010, Exhibit 10.1).

(k)    Amendment No. 1, dated as of December 28, 2010, to the Second Amended and Restated Receivables Purchase Agreement in 10.25(j) above (incorporated herein by reference to the Company’s Quarterly Report on Form 10-Q dated January 28, 2011, Exhibit 10.2).

Exhibit Number		Exhibit

(l) Amendment No. 2, dated as of August 25, 2011, to the Second Amended and Restated Receivables Purchase Agreement in 10.25(j) above (incorporated herein by reference to the Company's Current Report on Form 8-K dated August 26, 2011, Exhibit 10.1).

(m) Amendment No. 3 dated as of March 7, 2012, to the Second Amended and Restated Receivables Purchase Agreement in 10.25(j) above (incorporated herein by reference to the Company's Quarterly Report on Form 10-Q dated April 27, 2012, Exhibit 10.1).

10.26
Credit Agreement dated as of November 18, 2011 among Avnet, Inc., Bank of America, N.A., as Administrative Agent, and each lender thereto (incorporated herein by reference to the Company’s Current Report on Form 8-K dated November 22, 2011, Exhibit 10.1).

12.1	*	Ratio of Earnings to Fixed Charges.

21	*	List of subsidiaries of the Company as of June 30, 2012.

23.1	*	Consent of KPMG LLP.

31.1	*	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	*	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	**	Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	**	Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS	**	XBRL Instance Document.

101.SCH	**	XBRL Taxonomy Extension Schema Document.

101.CAL	**	XBRL Taxonomy Extension Calculation Linkbase Document.

101.LAB	**	XBRL Taxonomy Extension Label Linkbase Document.

101.PRE	**	XBRL Taxonomy Extension Presentation Linkbase Document.

101.DEF	**	XBRL Taxonomy Extension Definition Linkbase Document.

*	Filed herewith.

**	Furnished herewith.