Form 10-Q
period 2012-09-29
AVNET INC
filed 2012-10-26
CIK 8858

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
______________________
FORM 10-Q
______________________
QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 29, 2012
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
As of October 19, 2012, the total number of shares outstanding of the registrant’s Common Stock was 137,233,439 shares, net of treasury shares.

AVNET, INC. AND SUBSIDIARIES

PART I
FINANCIAL INFORMATION

Item 1.	Financial Statements
AVNET, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(Unaudited)

	September 29, 2012	June 30, 2012
	(Thousands, except share amounts)
ASSETS
Current assets:
Cash and cash equivalents	$1,043,033	$1,006,864
Receivables, less allowances of $105,376 and $106,319, respectively	4,477,927	4,607,324
Inventories	2,360,500	2,388,642
Prepaid and other current assets	237,340	251,609
Total current assets	8,118,800	8,254,439
Property, plant and equipment, net	480,858	461,230
Goodwill (Notes 2 and 3)	1,155,136	1,100,621
Other assets	348,330	351,576
Total assets	$10,103,124	$10,167,866
LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Borrowings due within one year (Note 4)	$948,596	$872,404
Accounts payable	2,920,591	3,230,765
Accrued expenses and other	676,215	695,483
Total current liabilities	4,545,402	4,798,652
Long-term debt (Note 4)	1,399,832	1,271,985
Other long-term liabilities	178,107	191,497
Total liabilities	6,123,341	6,262,134
Commitments and contingencies (Note 6)
Shareholders’ equity (Notes 9 and 10):
Common stock $1.00 par; authorized 300,000,000 shares; issued 138,701,000 shares and 142,586,000 shares, respectively	138,701	142,586
Additional paid-in capital	1,280,179	1,263,817
Retained earnings	2,519,647	2,545,858
Accumulated other comprehensive income (loss)	41,954	(45,832)
Treasury stock at cost, 37,896 shares and 37,872 shares, respectively	(698)	(697)
Total shareholders’ equity	3,979,783	3,905,732
Total liabilities and shareholders’ equity	$10,103,124	$10,167,866
See notes to consolidated financial statements.

AVNET, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

	First Quarters Ended
	September 29, 2012	October 1, 2011
	(Thousands, except per share data)
Sales	$5,870,057	$6,426,006
Cost of sales	5,185,680	5,672,409
Gross profit	684,377	753,597
Selling, general and administrative expenses	546,996	530,533
Restructuring, integration and other charges (Note 13)	37,408	—
Operating income	99,973	223,064
Other income (expense), net	1,483	(5,376)
Interest expense	(23,890)	(21,871)
Gain on bargain purchase (Note 2)	31,291	—
Income before income taxes	108,857	195,817
Income tax provision	8,552	56,787
Net income	$100,305	$139,030
Net earnings per share (Note 10):
Basic	$0.71	$0.91
Diluted	$0.70	$0.90
Shares used to compute earnings per share (Note 10):
Basic	140,767	152,270
Diluted	143,359	154,506
See notes to consolidated financial statements.

AVNET, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(Unaudited)

	First Quarters Ended
	September 29, 2012	October 1, 2011
	(Thousands)
Net income	$100,305	$139,030
Other comprehensive income, net of tax:
Foreign currency translation adjustments and other	87,786	(186,258)
Total comprehensive income (loss)	$188,091	$(47,228)
See notes to consolidated financial statements.

AVNET, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	First Quarters Ended
	September 29, 2012	October 1, 2011
	(Thousands)
Cash flows from operating activities:
Net income	$100,305	$139,030
Non-cash and other reconciling items:
Depreciation and amortization	28,208	22,301
Deferred income taxes	(2,889)	12,901
Stock-based compensation	18,905	14,252
Gain on bargain purchase (Note 2)	(31,291)	—
Other, net	14,988	15,188
Changes in (net of effects from businesses acquired):
Receivables	277,687	125,422
Inventories	102,672	(88,989)
Accounts payable	(382,870)	(373,793)
Accrued expenses and other, net	(44,738)	(70,459)
Net cash flows provided by (used for) operating activities	80,977	(204,147)

Cash flows from financing activities:
Borrowings under accounts receivable securitization program (Note 4)	41,000	325,000
Proceeds from bank debt, net (Note 4)	131,141	64,281
Repayments of other debt, net (Note 4)	(1)	(256)
Repurchases of common stock (Note 9)	(128,707)	(81,921)
Other, net	1,280	588
Net cash flows provided by financing activities	44,713	307,692

Cash flows from investing activities:
Purchases of property, plant and equipment	(24,385)	(39,666)
Cash proceeds from sales of property, plant and equipment	304	443
Acquisitions of operations, net of cash acquired (Note 2)	(87,176)	(103,232)
Cash proceeds from divestiture (Note 2)	4,500	—
Net cash flows used for investing activities	(106,757)	(142,455)

Effect of exchange rate changes on cash and cash equivalents	17,236	(13,994)

Cash and cash equivalents:
— increase (decrease)	36,169	(52,904)
— at beginning of period	1,006,864	675,334
— at end of period	$1,043,033	$622,430

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
Interim results of operations are not necessarily indicative of the results to be expected for the full fiscal year. The information included in this Form 10-Q should be read in conjunction with the consolidated financial statements and accompanying notes included in the Company’s Annual Report on Form 10-K for the fiscal year ended June 30, 2012.
2. Acquisitions and divestitures
Acquisition and divestiture activity
During the first quarter of fiscal 2013, the Company acquired five businesses with aggregate annualized revenues of approximately $330.0 million for an aggregate purchase price of $97,930,000, net of cash acquired. The aggregate purchase price includes $10,373,000 of contingent earn-out obligations, which were recorded at their estimated fair values, and can be earned based on future performance of the acquired businesses. Two of the businesses acquired are reported as part of the EM EMEA region, one is reported as part of the EM Asia region, one is reported as part of the TS Americas region, and one is reported as part of the TS EMEA region.
Also during the first quarter of fiscal 2013, the Company received proceeds of $4,500,000 for the first payment of a three year earn-out associated with a divestiture completed in a prior year. The proceeds were applied against the earn-out receivable that was established at the time of the sale.
Gain on bargain purchase
In August 2012, the Company acquired Internix, Inc., a company publicly traded on the Tokyo Stock Exchange, through a tender offer. After assessing the assets acquired and liabilities assumed, the consideration paid was below book value even though the price paid per share represented a premium to the trading levels at that time. Accordingly, the Company recognized a gain on bargain purchase in the first quarter of fiscal 2013 of $31,291,000 pre- and after tax and $0.22 per share on a diluted basis.

AVNET, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

3. Goodwill and intangible assets
The following table presents the change in the goodwill balances by reportable segment for the three months ended September 29, 2012. All of the accumulated impairment was recognized in fiscal 2009.

	Electronics Marketing	Technology Solutions	Total
	(Thousands)
Gross goodwill	$1,590,419	$889,936	$2,480,355
Accumulated impairment	(1,045,110)	(334,624)	(1,379,734)
Carrying value at June 30, 2012	545,309	555,312	1,100,621
Additions	13,837	27,427	41,264
Adjustments	7,185	(7,185)	—
Foreign currency translation	6,644	6,607	13,251
Carrying value at September 29, 2012	572,975	582,161	1,155,136

Gross goodwill	1,618,085	916,785	2,534,870
Accumulated impairment	(1,045,110)	(334,624)	(1,379,734)
Carrying value at September 29, 2012	$572,975	$582,161	$1,155,136

The goodwill additions are a result of businesses acquired during the first quarter of fiscal 2013 (see Note 2) and purchase accounting adjustments during the purchase price allocation period. The adjustment to goodwill is a result of the transfer of a business unit from EM to TS.

The following table presents the Company’s identifiable intangible assets at September 29, 2012 and June 30, 2012, respectively. These balances are included in "other assets" and have a weighted average life of 8 years.

	September 29, 2012			June 30, 2012
	Gross Carrying Amount	Accumulated Amortization	Net Book Value	Gross Carrying Amount	Accumulated Amortization	Net Book Value
	(Thousands)
Customer relationships	$245,674	$(84,993)	$160,681	$248,105	$(76,645)	$171,460
Customer lists	3,853	(1,591)	2,262	3,690	(1,279)	2,411
Trade name	3,320	(878)	2,442	3,820	(970)	2,850
Other	4,396	(508)	3,888	5,052	(434)	4,618
	$257,243	$(87,970)	$169,273	$260,667	$(79,328)	$181,339
Amortization expense for the first quarter of fiscal 2013 and 2012 was $7,054,000 and $6,178,000, respectively. The following table presents the estimated future amortization expense for the next five fiscal years (in thousands):

Fiscal Year
2014	$32,106
2015	30,786
2016	25,203
2017	23,049
2018	11,765

AVNET, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

4. External financing
Short-term debt consists of the following:

	September 29, 2012	June 30, 2012
	(Thousands)
Bank credit facilities	$236,271	$201,390
Borrowings under the accounts receivable securitization program	711,000	670,000
Other debt due within one year	1,325	1,014
Short-term debt	$948,596	$872,404

Bank credit facilities consist of various committed and uncommitted lines of credit with financial institutions utilized primarily to support the working capital requirements of foreign operations. The weighted average interest rate on the bank credit facilities was 6.6% and 6.1% at September 29, 2012 and June 30, 2012, respectively.
In August 2012, the Company amended its accounts receivable securitization program (the “Program”) with a group of financial institutions to allow the Company to sell, on a revolving basis, an undivided interest of up to $800,000,000 ($750,000,000 prior to the amendment) in eligible receivables while retaining a subordinated interest in a portion of the receivables. The Program does not qualify for sale treatment and, as a result, any borrowings under the Program are recorded as debt on the consolidated balance sheet. The Program contains certain covenants, all of which the Company was in compliance with as of September 29, 2012. The Program has a one year term that expires in August 2013. Interest on borrowings is calculated using a base rate or a commercial paper rate plus a spread of 0.35%. The facility fee is 0.35%.
Long-term debt consists of the following:

	September 29, 2012	June 30, 2012
	(Thousands)
5.875% Notes due March 15, 2014	$300,000	$300,000
6.00% Notes due September 1, 2015	250,000	250,000
6.625% Notes due September 15, 2016	300,000	300,000
5.875% Notes due June 15, 2020	300,000	300,000
Other long-term debt	252,170	124,456
Subtotal	1,402,170	1,274,456
Discount on notes	(2,338)	(2,471)
Long-term debt	$1,399,832	$1,271,985

The Company has a five-year $1.0 billion senior unsecured revolving credit facility (the "2012 Credit Facility") with a syndicate of banks that expires in November 2016. Under the 2012 Credit Facility, the Company may select from various interest rate options, currencies and maturities. The 2012 Credit Facility contains certain covenants, all of which the Company was in compliance with as of September 29, 2012. At September 29, 2012, there were $240,000,000 of borrowings under the 2012 Credit Facility included in “Other long-term debt” in the preceding table. In addition, there were $17,309,000 in letters of credit issued under the 2012 Credit Facility, which represents a utilization of borrowing capacity but are not recorded in the consolidated balance sheet as the letters of credit are not debt. At June 30, 2012, there were $110,072,000 of borrowings outstanding under the 2012 Credit Facility included in “Other long-term debt” in the preceding table and $17,202,000 in letters of credit issued.
At September 29, 2012, the carrying value and fair value of the Company’s total debt was $2,348,428,000 and $2,478,722,000, respectively. Fair value was estimated primarily based upon quoted market prices.
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

AVNET, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

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
6. Commitments and contingencies
Bell
During fiscal 2011, the Company recognized a contingent liability for potential unpaid import duties associated with the acquisition of Bell Microproducts Inc. (“Bell”). Prior to the acquisition of Bell by Avnet, Customs and Border Protection (“CBP”) initiated a review of the importing process at one of Bell’s subsidiaries and identified compliance deficiencies. Subsequent to the acquisition of Bell by Avnet, CBP began a compliance audit. The Company evaluated projected duties, interest and penalties that potentially may be imposed as a result of the audit and recognized a contingent liability of $10,000,000, which was recorded to goodwill in fiscal 2012. Depending on the ultimate resolution of the matter with CBP, the Company estimates that the range of the potential exposure associated with the liability may be up to $73,000,000; however, the Company believes the contingent liability recorded is a reasonable estimate of the liability based upon the facts available at this time.
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
7. Income taxes
The Company’s effective tax rate on its income before income taxes was 7.9% in the first quarter of fiscal 2013 as compared with 29.0% in the first quarter of fiscal 2012. During the first quarter of fiscal 2013, the Company's effective tax rate was favorably impacted primarily by the settlement of an audit by the U.S. Internal Revenue Service ("IRS") and a non-taxable gain on a bargain purchase (see Note 2), partially offset by increases to valuation allowances and reserves. Due to the reduced level of income in the first quarter of fiscal 2013, the net favorable impact of these items on the effective tax rate was significant. The first quarter effective tax rate was also impacted, to a lesser extent, by the mix of income earned in the lower tax rate jurisdictions.
In April 2012, the Company received an IRS Revenue Agent's Report related to the tax audit of an acquired company which requires Joint Committee review and approval. If approved, the Company will recognize additional net operating losses as determined under the settlement as well as the release of related reserves. As a result, it is reasonably possible that within the next twelve months the Company may record a tax benefit in the range of $15,000,000 to $17,000,000, which would favorably impact the effective tax rate in the period in which the matter is effectively settled.

AVNET, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

8. Pension plan
The Company’s noncontributory defined benefit pension plan (the “Plan”) covers substantially all domestic employees. Components of net periodic pension costs during the quarters ended September 29, 2012 and October 1, 2011 were as follows:

	First Quarters Ended
	September 29, 2012	October 1, 2011
	(Thousands)
Service cost	$9,230	$7,095
Interest cost	3,663	3,731
Expected return on plan assets	(6,976)	(6,734)
Recognized net actuarial loss	3,724	2,420
Amortization of prior service credit	(393)	(469)
Net periodic pension cost	$9,248	$6,043

There were $10,000,000 of contributions made to the Plan during the first quarter of fiscal 2013. The Company currently expects to make additional contributions to the Plan of $10,000,000 in each of the remaining quarters of the fiscal year.

9. Share repurchase program
In August 2011, the Company’s Board of Directors authorized the repurchase of up to $500,000,000 of common stock in the open market or through privately negotiated transactions. In August 2012, the Board approved an additional $250,000,000 for the share repurchase program. With this increase, the Company may repurchase up to an aggregate total of $750,000,000 of the Company's common stock. The timing and actual number of shares purchased will depend on a variety of factors such as price, corporate and regulatory requirements, and prevailing market conditions. During the first quarter of fiscal 2013, the Company repurchased 4,170,000 shares under this program at an average market price of $31.34 per share for a total cost of $130,685,000. This amount differs from the cash used for repurchases of common stock on the consolidated statement of cash flows to the extent repurchases were not settled at the end of the fiscal quarter. Repurchased shares were retired. Since the beginning of the repurchase program through the end of the first quarter of fiscal 2013, the Company has repurchased 15,440,000 shares of stock at an aggregate cost of $456,625,000.
10. Earnings per share

	First Quarters Ended
	September 29, 2012	October 1, 2011
	(Thousands, except per share data)
Numerator:
Net income	$100,305	$139,030
Denominator:
Weighted average common shares for basic earnings per share	140,767	152,270
Net effect of dilutive stock options and performance share awards	2,592	2,236
Weighted average common shares for diluted earnings per share	143,359	154,506

Basic earnings per share	$0.71	$0.91
Diluted earnings per share	$0.70	$0.90

Options to purchase 586,000 and 918,000 shares of the Company’s stock were excluded from the calculations of diluted earnings per share for the three months ended September 29, 2012 and October 1, 2011, respectively, because the exercise price for those options was above the average market price of the Company’s stock for those periods and inclusion of these options in the diluted earnings per share calculation would have had an anti-dilutive effect.

AVNET, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

11. Additional cash flow information

Interest and income taxes paid in the three months ended September 29, 2012 and October 1, 2011 were as follows:

	Three Months Ended
	September 29, 2012	October 1, 2011
	(Thousands)
Interest	$31,896	$30,091
Income taxes	66,286	24,374

12. Segment information

	First Quarters Ended
	September 29, 2012	October 1, 2011
	(Thousands)
Sales:
Electronics Marketing	$3,653,132	$3,816,266
Technology Solutions	2,216,925	2,609,740
	$5,870,057	$6,426,006
Operating income (loss):
Electronics Marketing	$146,298	$191,156
Technology Solutions	34,394	65,037
Corporate	(43,311)	(33,129)
	137,381	223,064
Restructuring, integration and other charges (Note 13)	(37,408)	—
	$99,973	$223,064
Sales, by geographic area:
Americas (1)	$2,452,428	$2,771,605
EMEA (2)	1,593,947	1,902,276
Asia/Pacific (3)	1,823,682	1,752,125
	$5,870,057	$6,426,006
_____________________

(1)	Includes sales in the United States of $2.17 billion and $2.40 billion for the first quarters ended September 29, 2012 and October 1, 2011, respectively.

(2)
Includes sales in Germany and the United Kingdom of $554.0 million and $287.7 million, respectively, for the quarter ended September 29, 2012, and $723.6 million and $358.2 million, respectively, for the quarter ended October 1, 2011.

(3)
Includes sales in Taiwan, China (including Hong Kong) and Singapore of $543.3 million, $625.4 million and $290.0 million, respectively, for the quarter ended September 29, 2012, and $511.1 million, $574.1 million and $305.8 million, respectively, for the quarter ended October 1, 2011.

AVNET, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

	September 29, 2012	June 30, 2012
	(Thousands)
Assets:
Electronics Marketing	$6,211,888	$6,024,304
Technology Solutions	3,405,255	3,738,488
Corporate	485,981	405,074
	$10,103,124	$10,167,866
Property, plant, and equipment, net, by geographic area
Americas (4)	$279,150	$278,530
EMEA (5)	159,348	150,797
Asia/Pacific	42,360	31,903
	$480,858	$461,230
_____________________

(4)	Includes property, plant and equipment, net, of $266.6 million and $266.7 million as of September 29, 2012 and June 30, 2012, respectively, in the United States.

(5)
Includes property, plant and equipment, net, of $92.7 million, $31.6 million and $17.9 million in Germany, Belgium and the United Kingdom, respectively, as of September 29, 2012 and $90.6 million, $26.4 million and $17.3 million, respectively, as of June 30, 2012.

13. Restructuring, integration and other charges
Fiscal 2013

During the first quarter of fiscal 2013, the Company initiated actions to reduce costs in both operating groups in response to continued weakness in business conditions. In addition, the Company incurred acquisition and integration costs associated with recently acquired businesses. The following table presents the restructuring, integration and other charges incurred during the first quarter of fiscal 2013.

Quarter Ended September 29, 2012
(Thousands)
Restructuring charges	$30,210
Integration costs	5,049
Acquisition costs	2,780
Other reversal of excess prior year restructuring reserves	(631)
Pre-tax restructuring, integration and other charges	$37,408
After tax restructuring, integration and other charges	$27,101
Restructuring, integration and other charges per share on a diluted basis	$0.19

The activity related to the restructuring charges incurred during fiscal 2013 is presented in the following table:

	Severance Reserves	Facility Exit Costs	Other	Total
	(Thousands)
Fiscal 2013 pre-tax charges	$25,900	$3,967	$343	$30,210
Cash payments	(13,168)	(22)	(12)	(13,202)
Non-cash write-downs	—	(277)	—	(277)
Other, principally foreign currency translation	62	4	4	70
Balance at September 29, 2012	$12,794	$3,672	$335	$16,801

AVNET, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

Severance charges recorded in the first three months of fiscal 2013 related to over 600 employees in sales, administrative and finance functions in connection with the cost reduction actions taken in all three regions in both operating groups with employee reductions of approximately 400 in EM and 200 in TS. Facility exit costs for vacated facilities related to three facilities in the Americas and four in EMEA and consisted of reserves for remaining lease liabilities and the write-down of leasehold improvements and other fixed assets. Other restructuring charges related primarily to other onerous lease obligations that have no on-going benefit to the Company. Of the $30,210,000 pre-tax restructuring charges recorded during the first quarter of fiscal 2013, $21,613,000 related to EM, $8,387,000 related to TS and the remaining related to corporate. As of September 29, 2012, management expects the majority of the remaining severance and other reserves to be utilized by the end of fiscal 2014 and the remaining facility exit cost reserves to be utilized by the end of fiscal 2016.

Integration costs incurred related to the integration of acquired businesses and incremental costs incurred as part of the consolidation and closure of certain office and warehouse locations. Integration costs included IT consulting costs for system integration assistance, facility moving costs, legal fees, travel, meeting, marketing and communication costs that were incrementally incurred as a result of the integration activity. Also included in integration costs are incremental salary costs associated with the consolidation and closure activities as well as costs associated with acquisition activity, primarily related to the acquired businesses' personnel who were retained by Avnet for extended periods following the close of the acquisitions solely to assist in the integration of the acquired businesses' IT systems and administrative and logistics operations into those of Avnet. These identified personnel have no other meaningful day-to-day operational responsibilities outside of the integration effort. Transaction costs consisted primarily of professional fees for due diligence work and other legal costs.
Fiscal 2012
During fiscal 2012, the Company incurred restructuring, integration and other charges related to acquisition and integration activities associated with acquired businesses. The following table presents the activity during the first three months of fiscal 2013 related to the remaining restructuring reserves established during fiscal 2012.

	Severance Reserves	Facility Exit Costs	Other	Total
	(Thousands)
Balance at June 30, 2012	$9,746	$4,544	$1,347	$15,637
Cash payments	(5,408)	(406)	23	(5,791)
Adjustments	(425)	81	(18)	(362)
Other, principally foreign currency translation	166	52	52	270
Balance at September 29, 2012	$4,079	$4,271	$1,404	$9,754

As of September 29, 2012, management expects the majority of the remaining severance and other reserves to be utilized by the end of fiscal 2015 and the remaining facility exit cost reserves to be utilized by the end of fiscal 2016.
Fiscal 2011
During fiscal 2011, the Company incurred restructuring, integration and other charges related to acquisition and integration activities associated with acquired businesses. The following table presents the activity during the first three months of fiscal 2013 related to the remaining restructuring reserves established during fiscal 2011.

	Severance Reserves	Facility Exit Costs	Other	Total
	(Thousands)
Balance at June 30, 2012	$285	$3,271	$227	$3,783
Cash payments	(44)	(610)	(21)	(675)
Adjustments	(121)	(12)	(31)	(164)
Other, principally foreign currency translation	13	103	8	124
Balance at September 29, 2012	$133	$2,752	$183	$3,068

As of September 29, 2012, management expects the majority of the remaining severance and other reserves to be utilized by the end of fiscal 2013 and the remaining facility exit cost reserves to be utilized by the end of fiscal 2015.

AVNET, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

Fiscal 2010 and prior restructuring reserves
In fiscal 2010 and prior, the Company incurred restructuring, integration and other charges of which four restructuring plans are remaining. The following table presents the activity during the first three months of fiscal 2013 related to the remaining restructuring reserves that were established during fiscal 2010 and prior.

	Severance Reserves	Facility Exit Costs	Other	Total
	(Thousands)
Balance at June 30, 2012	$158	$1,706	$678	$2,542
Cash payments	(27)	(640)	—	(667)
Adjustments	(1)	—	—	(1)
Other, principally foreign currency translation	6	14	32	52
Balance at September 29, 2012	$136	$1,080	$710	$1,926

As of September 29, 2012, management expects the majority of the remaining severance and other reserves to be utilized by the end of fiscal 2014 and the remaining facility exit cost reserves to be utilized by the end of fiscal 2016.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations
For a description of the Company’s critical accounting policies and an understanding of the significant factors that influenced the Company’s performance during the quarter ended September 29, 2012, this Management’s Discussion and Analysis of Financial Condition and Results of Operations (“MD&A”) should be read in conjunction with the consolidated financial statements, including the related notes, appearing in Item 1 of this Report, as well as the Company’s Annual Report on Form 10-K for the year ended June 30, 2012.
There are references to the impact of foreign currency translation in the discussion of the Company’s results of operations. When the U.S. Dollar strengthens and the stronger U.S. Dollar exchange rates of the current year are used to translate the results of operations of Avnet’s subsidiaries denominated in foreign currencies, the resulting impact is a decrease in U.S. Dollars of reported results. Conversely, when the weaker U.S. Dollar exchange rates of the current year are used to translate the results of operations of Avnet’s subsidiaries denominated in foreign currencies, the resulting impact is an increase in U.S. Dollars of reported results. In the discussion that follows, this is referred to as the “translation impact of changes in foreign currency exchange rates” and is also referred to as “constant currency.”
In addition to disclosing financial results that are determined in accordance with U.S. generally accepted accounting principles (“GAAP”), the Company also discloses certain non-GAAP financial information, including:

•	Income or expense items as adjusted for the translation impact of changes in foreign currency exchange rates, as discussed above.

•
Sales adjusted for certain items that impact the year-over-year analysis, which included the impact of acquisitions by adjusting Avnet’s prior periods to include the sales of businesses acquired as if the acquisitions had occurred at the beginning of the period presented. In addition, the prior year sales are adjusted for (i) the impact of the transfer of a business unit from TS Americas to EM Americas that was completed at the beginning of fiscal 2013. Sales taking into account the combination of these adjustments are referred to as “pro forma sales” or “organic sales.”

•	Operating income excluding restructuring, integration and other charges incurred in the first quarter of fiscal 2013 (see Restructuring, Integration and Other Charges in this MD&A).
The reconciliation to GAAP is presented in the following table:

	First Quarters Ended
	September 29, 2012	October 1, 2011
	(Thousands)
GAAP operating income	$99,973	$223,064
Restructuring, integration and other charges	37,408	—
Adjusted operating income	$137,381	$223,064

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

Results of Operations
Executive Summary
Revenue for the first quarter of fiscal 2013 was lower than management's expectations as a result of slower growth in the technology end markets. Revenue of $5.87 billion decreased by 8.7% from the first quarter of fiscal 2012 revenue of $6.43 billion. Revenue on an organic basis was down 11.3% year over year and down 8.4% excluding the translation impact of changes in foreign currency exchange rates. The slowing growth was significantly more pronounced in the higher-margin western regions in both operating groups, which had a significant impact on operating income dollars and margins. The EM and TS Americas regions experienced a combined organic revenue decline of 14% year over year and sequentially, both of which were below management's expectations.
Gross profit margin of 11.7% decreased 7 basis points over the prior year first quarter and declined 37 basis points sequentially. EM gross profit margin was down 27 basis points year over year primarily due to the significant decline in sales in the higher-margin Americas region, which resulted in the lower-margin Asia region representing a larger portion of EM sales. TS gross profit margin held relatively steady year over year with only a 4 basis points decline, but declined 46 basis points sequentially. The year-over-year declines in the EMEA and Asia regions offset the increase in the Americas region.
The negative operating leverage resulting from the lower sales and the accompanying loss of gross profit dollars in the western regions had a significant impact on operating profit dollars and margins. Consolidated operating income margin declined 177 basis points as compared with the prior year first quarter. Excluding the restructuring, integration and other charges in both periods, operating income margin was 2.3% as compared with 3.5% in the prior year first quarter, a decline of 113 basis points. EM operating income of $146.3 million declined 23.5% year over year and operating income margin decreased 101 basis points year over year to 4.0%. This decline in EM operating income margin was primarily due to negative operating leverage resulting from lower revenue in the western regions. TS operating income of $34.4 million decreased 47.1% year over year and operating income margin decreased 94 basis points to 1.6% primarily due to the significant decline in sales and the resulting negative leverage impact on profitability in the Americas region.
In response to the decline in profitability, the Company has been taking, and continues to identify, expense reduction actions. During the fourth quarter of fiscal 2012, the Company took expense reduction actions in response to slowing growth in the technology markets. During the first quarter of fiscal 2013, management revised its outlook on growth expectations based on business conditions at that time and took additional steps to align its resources to expected growth. Management estimates that since the end of June 2012, it will realize approximately $90 million in annualized cost benefits in the second quarter of fiscal 2013 based on actions taken to date. In addition, due to the continuing weak business environment, the Company is in the process of identifying further cost reduction actions as necessary to improve profitability.

Sales
The table below provides the comparison of reported first quarter fiscal 2013 and 2012 sales for the Company and its operating groups to pro forma (or organic) sales (as defined previously) to allow readers to better understand and assess the Company's revenue performance by operating group and region.

	Q1-Fiscal FY ’13	Q1-Fiscal FY ’12	Year-Year % Change	Pro forma Q1-Fiscal FY ’13	Pro forma Q1-Fiscal FY ’12	Pro forma Year-Year % Change

	(Dollars in thousands)
Avnet, Inc.	$5,870,057	$6,426,006	(8.7)%	$5,922,700	$6,675,919	(11.3)%
EM	3,653,132	3,816,266	(4.3)	3,705,172	4,025,291	(8.0)
TS	2,216,925	2,609,740	(15.1)	2,217,528	2,650,628	(16.3)
EM
Americas	$1,287,814	$1,383,216	(6.9)%	$—	$1,445,121	(10.9)%
EMEA	958,461	1,123,767	(14.7)	961,711	1,140,462	(15.7)
Asia/Pacific	1,406,857	1,309,283	7.5	1,455,647	1,439,708	1.1
TS
Americas	$1,164,614	$1,388,389	(16.1)%	$1,165,217	$1,423,701	(18.2)%
EMEA	635,486	778,509	(18.4)	—	784,085	(19.0)
Asia/Pacific	416,825	442,842	(5.9)	—	—	—
Totals by Region
Americas	$2,452,428	$2,771,605	(11.5)%	$2,453,031	$2,868,822	(14.5)%
EMEA	1,593,947	1,902,276	(16.2)	1,597,197	1,924,547	(17.0)
Asia/Pacific	1,823,682	1,752,125	4.1	1,872,472	1,882,550	(0.5)

The following tables present the reconciliation of the reported sales to pro forma sales for the first quarters of fiscal 2013 and 2012.

Q1 Fiscal 2013	As Reported	Acquisition Sales(1)	Pro forma Sales
	(Thousands)
Avnet, Inc.	$5,870,057	$52,643	$5,922,700
EM	3,653,132	52,040	3,705,172
TS	2,216,925	603	2,217,528
EM
EMEA	958,461	3,250	961,711
Asia	1,406,857	48,790	1,455,647
TS
Americas	1,164,614	603	1,165,217
_____________________

(1)	Includes the businesses acquired in August 2012 (see table below).

Q1 Fiscal 2012	As Reported	Acquisition Sales(1)	Transfer of TS Business to EM	Pro forma Sales
	(Thousands)
Avnet, Inc.	$6,426,006	$249,913	$—	$6,675,919
EM	3,816,266	201,019	8,006	4,025,291
TS	2,609,740	48,894	(8,006)	2,650,628
EM
Americas	$1,383,216	$53,899	$8,006	$1,445,121
EMEA	1,123,767	16,695	—	1,140,462
Asia	1,309,283	130,425	—	1,439,708
TS
Americas	$1,388,389	$43,318	$(8,006)	$1,423,701
EMEA	778,509	5,576	—	784,085
_____________________

(1)	Includes the following acquisitions which impacted the first quarter year-over-year comparison:
Altron GmbH & Co KG acquired in July 2012 in the EM EMEA region
Mattelli Limited acquired in July 2012 in the TS EMEA region
Pepperweed Consulting acquired in August 2012 in the TS Americas region
C.R.G. Electronics, Ltd. acquired in August 2012 in the EM EMEA region
Internix, Inc. acquired in August 2012 in the EM Asia region
Consolidated sales for the first quarter of fiscal 2013 were $5.87 billion, a decrease of 8.7%, or $555.9 million, from the prior year first quarter consolidated sales of $6.43 billion. Organic sales (as defined earlier in this MD&A) decreased 11.3% year over year and 8.4% excluding the translation impact of changes in foreign currency exchange rates. The Americas and EMEA regions in both operating groups experienced double-digit revenue declines. On a sequential basis, organic sales decreased 7.4% and decreased 6.9% excluding the translation impact of changes in foreign currency exchange rates, which is below normal seasonality of approximately flat to down 4% for a September quarter.
EM sales of $3.65 billion in the first quarter of fiscal 2013 decreased 4.3% from the prior year first quarter sales of $3.82 billion. EM organic revenue in constant currency decreased 4.8% year over year and decreased 3.2% sequentially as compared with a typical sequential growth range of approximately up 1% to down 3% and was at the low end of normal seasonality for the third consecutive quarter. On a regional basis, the Americas organic revenue declined 11.0% year over year, which was below expectations, EMEA declined 4.9% year over year in constant currency and Asia revenue increased 1.1% year over year, which was higher than expected. This regional shift in the mix of sales between the lower-margin Asia region and the higher-margin western regions negatively impacted gross profit margin, as discussed further below.
TS sales of $2.22 billion in the first quarter of fiscal 2013 decreased 15.1% from the prior year first quarter sales of $2.61 billion. Organic revenue decreased 16.3% year over year primarily due to the western regions and, to a lesser extent, Asia. In the Americas region, organic sales decreased 18.2%, EMEA decreased 11.7% in constant currency and Asia decreased 5.9%. The weakness in the EMEA region represented the third consecutive quarter of double-digit declines in organic revenue. On a product level, servers and computing components experienced double-digit declines year over year.
Gross Profit and Gross Profit Margins
Consolidated gross profit for the first quarter of fiscal 2013 was $684.4 million, a decrease of $69.2 million, or 9.2%, from the prior year first quarter and decreased 10.6% on a pro forma basis in constant currency due primarily to the decline in sales. Gross profit margin of 11.7% declined 7 basis points over the prior year first quarter and declined 37 basis points sequentially. EM gross profit margin was down 27 basis points year over year primarily due to the significant revenue decline in the Americas region which resulted in the lower-margin Asia region representing a larger portion of EM revenue. The Asia region revenue represented 39% of the total EM revenue as compared with 34% in the prior year first quarter. TS gross profit margin held relatively steady year over year with only a 4 basis points decline, but declined 46 basis points sequentially. The year-over-year declines in the EMEA and Asia regions offset the increase in the Americas region.

Selling, General and Administrative Expenses
Selling, general and administrative expenses (“SG&A expenses”) were $547.0 million in the first quarter of fiscal 2013, an increase of $16.5 million, or 3.1%, from the prior year first quarter. This $16.5 million increase consisted of (i) approximately $37 million related to an increase in expenses from businesses acquired, (ii) approximately $1.5 million related to an increase in expenses for the existing business, which was tempered by the recent cost reduction actions taken, partially offset by (iii) approximately $22 million related to a decrease due to the translation impact of changes in foreign currency exchange rates. Metrics that management monitors with respect to its operating expenses are SG&A expenses as a percentage of sales and as a percentage of gross profit. In the first quarter of fiscal 2013, SG&A expenses as a percentage of sales were 9.3% and as a percentage of gross profit were 79.9% as compared with 8.3% and 70.4%, respectively, in the first quarter of fiscal 2012. SG&A expenses as a percentage of gross profit at TS and EM increased 1,004 basis points and 687 basis points, year over year, respectively, primarily due to the decline in gross profit dollars resulting from lower sales.
Restructuring, Integration and Other Charges
During the first quarter of fiscal 2013, the Company initiated expense reduction actions in both operating groups in response to continued weakness in business conditions. In addition, the Company incurred acquisition and integration costs associated with recently acquired businesses. As a result, the Company recorded restructuring, integration and other charges of $37.4 million pre-tax, $27.1 million after tax and $0.19 per share on a diluted basis for the first quarter. Restructuring charges of $30.2 million pre-tax consisted of $25.9 million for severance, $4.0 million for facility exit costs and fixed asset write-downs and $0.3 million for other restructuring charges. Pre-tax integration costs and acquisition transaction costs were $5.0 million and $2.8 million, respectively. In addition, the Company recorded a credit of $0.6 million pre-tax to adjust reserves related to prior year restructuring activity that were no longer required.
Severance charges recorded in the first quarter of fiscal 2013 related to over 600 employees in sales, administrative and finance functions in connection with the cost reduction actions taken in all three regions in both operating groups with employee reductions of approximately 400 in EM and 200 in TS. Facility exit costs for vacated facilities related to three facilities in the Americas and four in EMEA and consisted of reserves for remaining lease liabilities and the write-down of leasehold improvements and other fixed assets. The Company anticipates that these actions, in combination with the actions taken during the fourth quarter of fiscal 2012, will result in approximately $90 million in annualized expense reductions in the second quarter of fiscal 2013. As mentioned previously, the Company is in the process of identifying additional expense reduction actions that will also benefit future quarters.
Integration costs incurred related to the integration of acquired businesses and incremental costs incurred as part of the consolidation and closure of certain office and warehouse locations. Integration costs included IT consulting costs for system integration assistance, facility moving costs, legal fees, travel, meeting, marketing and communication costs that were incrementally incurred as a result of the integration activity. Also included in integration costs are incremental salary costs associated with the consolidation and closure activities as well as costs associated with acquisition activity, primarily related to the acquired businesses' personnel who were retained by Avnet for extended periods following the close of the acquisitions solely to assist in the integration of the acquired businesses' IT systems and administrative and logistics operations into those of Avnet. These identified personnel have no other meaningful day-to-day operational responsibilities outside of the integration effort. Transaction costs consisted primarily of professional fees for due diligence work and other legal costs.
Operating Income
During the first quarter of fiscal 2013, the Company generated operating income of $100.0 million, down 55.2%, as compared with $223.1 million in the prior year first quarter. Consolidated operating income margin was 1.7% as compared with 3.5% in the prior year first quarter. Both periods included restructuring, integration and other charges as described in Restructuring, Integration and Other Charges above. Excluding these charges from both periods, operating income was $137.4 million, or 2.3% of sales, in the first quarter of fiscal 2013 as compared with $223.1 million, or 3.5% of sales, in the prior year first quarter. EM operating income of $146.3 million declined 23.5% year over year and operating income margin decreased 101 basis points year over year to 4.0%. This decline in EM operating income margin was primarily due to negative operating leverage resulting from significantly lower revenue in the western regions. TS operating income of $34.4 million decreased 47.1% year over year and operating income margin decreased 94 basis points to 1.6% primarily due to the significant revenue decline in the Americas region. Corporate operating expenses were $43.3 million in the first quarter of fiscal 2013 as compared with $33.1 million in the first quarter of fiscal 2012. As previously mentioned, as a result of the continuing weakness in business conditions, the Company is in process of identifying further cost reduction actions necessary to improve profitability.

Interest Expense and Other Income (Expense), Net
Interest expense for the first quarter of fiscal 2013 was $23.9 million, increased $2.0 million or 9.2%, as compared with interest expense of $21.9 million for the first quarter of fiscal 2012. See Financing Transactions for further discussion of the Company’s outstanding debt.
During the first quarter of fiscal 2013, the Company recognized $1.5 million of other income as compared with other expense of $5.4 million in the prior year, which consisted primarily of foreign exchange losses.
Gain on Bargain Purchase and Other
During the first quarter of fiscal 2013, the Company recognized a gain on bargain purchase of $31.3 million pre- and after tax and $0.22 per share on a diluted basis. In August 2012, the Company acquired Internix, Inc. a company publicly traded on the Tokyo Stock Exchange, through a tender offer. After assessing the assets acquired and liabilities assumed, the consideration paid was below the fair value of the acquired net assets and, as a result, the Company recognized the gain.
Income Tax Provision
The Company’s effective tax rate on its income before income taxes was 7.9% in the first quarter of fiscal 2013 as compared with 29.0% in the first quarter of fiscal 2012. During the first quarter of fiscal 2013, the Company's effective tax rate was favorably impacted primarily by the settlement of an audit by the Internal Revenue Service and a non-taxable gain on bargain purchase (as mentioned previously), partially offset by increases to valuation allowances and reserves. Due to the reduced level of income in the first quarter of fiscal 2013, the net favorable impact of these items on the effective tax rate was significant. The first quarter effective tax rate was also impacted, to a lesser extent, by the mix of income earned in the lower tax rate jurisdictions.
Net Income
As a result of the factors described in the preceding sections of this MD&A, the Company’s consolidated net income for the first quarter of fiscal 2013 was $100.3 million, or $0.70 per share on a diluted basis, as compared with $139.0 million, or $0.90 per share on a diluted basis, in the prior year first quarter.
LIQUIDITY AND CAPITAL RESOURCES
Cash Flow
Cash Flow from Operating Activities
During the first quarter of fiscal 2013, the Company generated $81.0 million of cash from its operating activities as compared with cash usage of $204.1 million in the first quarter of fiscal 2012. These results are comprised of: (i) cash flow generated from net income excluding non-cash and other reconciling items, which includes the add-back of depreciation and amortization, deferred income taxes, stock-based compensation and other non-cash items (primarily the provision for doubtful accounts and periodic pension costs) and (ii) cash flow used for working capital, excluding cash and cash equivalents. Cash used for working capital during the first quarter of fiscal 2013 consisted of a reduction in accounts payable of $382.9 million, primarily resulting from reduced inventory purchases in response to lower customer bookings, which offset a decrease in receivables and inventory of $277.7 million and $102.7 million, respectively. Net days outstanding has not changed significantly as there has not been any significant change in terms provided to customers nor have customers significantly changed their payment patterns. Comparatively, cash used for working capital during the first quarter of fiscal 2012 was primarily driven by a reduction in payables of $373.8 million with both EM and TS contributing to the reduction. In addition, inventory increased $89.0 million, primarily attributable to EM, which was partially offset by a reduction in accounts receivable of $125.4 million.
Cash Flow from Financing Activities
During the first quarter of fiscal 2013, the Company received net proceeds of $172.1 million primarily from the 2012 Credit Facility and borrowings under the accounts receivable securitization program. In addition, the Company used $128.7 million of cash to repurchase common stock under the share repurchase program authorized by the Company's Board of Directors (see Part II, Item 2. Unregistered Sales of Equity Securities and Use of Proceeds in this Form 10-Q). During the first quarter of fiscal 2012, the Company received net proceeds of $389.0 million primarily from borrowings under the accounts receivable securitization program and bank credit facilities. In addition, the Company used $81.9 million of cash to repurchase common stock under the share repurchase program.

Cash Flow from Investing Activities
During the first quarter of fiscal 2013, the Company used $87.2 million of cash for acquisitions, net of cash acquired, received proceeds of $4.5 million for an earn-out payment associated with a divestiture completed in a prior year and used $24.4 million for capital expenditures primarily related to system development costs and computer hardware and software purchases. During the first quarter of fiscal 2012, the Company used $103.2 million of cash for acquisitions, net of cash acquired, and $39.7 million for capital expenditures primarily related to system development costs and computer hardware and software expenditures.
Capital Structure and Contractual Obligations
The following table summarizes the Company’s capital structure as of the end of the first quarter of fiscal 2013 with a comparison to fiscal 2012 year-end:

	September 29, 2012	% of Total Capitalization	June 30, 2012	% of Total Capitalization
	(Dollars in thousands)
Short-term debt	$948,596	15.0%	$872,404	14.4%
Long-term debt	1,399,832	22.1	1,271,985	21.0
Total debt	2,348,428	37.1	2,144,389	35.4
Shareholders’ equity	3,979,783	62.9	3,905,732	64.6
Total capitalization	$6,328,211	100.0%	$6,050,121	100.0%

For a description of the Company’s long-term debt and lease commitments for the next five years and thereafter, see Long-Term Contractual Obligations appearing in Item 7 of the Company’s Annual Report on Form 10-K for the year ended June 30, 2012. With the exception of the Company’s debt transactions discussed herein, there are no material changes to this information outside of normal lease payments.
The Company does not currently have any material commitments for capital expenditures.
Financing Transactions
The Company has a five-year $1.0 billion senior unsecured revolving credit facility (the "2012 Credit Facility") with a syndicate of banks that expires November 2016. Under the 2012 Credit Facility, the Company may elect from various interest rate options, currencies and maturities. As of the end of the first quarter of fiscal 2013, there were $240.0 million in borrowings outstanding under the 2012 Credit Facility included in “long-term debt” in the consolidated financial statements. In addition, there were $17.3 million in letters of credit issued which represent a utilization of borrowing capacity but are not recorded in the consolidated balance sheet as the letters of credit are not debt. As of June 30, 2012, there were $110.1 million in borrowings outstanding included in “long-term debt” in the consolidated financial statements and $17.2 million in letters of credit issued under the 2008 Credit Facility.
In August 2012, the Company amended its accounts receivable securitization program (the "Securitization Program" or “Program”) with a group of financial institutions to allow the Company to sell, on a revolving basis, an undivided interest of up to $800.0 million ($750.0 million prior to the amendment) in eligible receivables while retaining a subordinated interest in a portion of the receivables. The Program does not qualify for sale treatment and, as a result, any borrowings under the Program are recorded as debt on the consolidated balance sheet. The Program contains certain covenants, all of which the Company was in compliance with as of September 29, 2012. The Program has a one year term that expires in August 2012. There were $711.0 million in borrowings outstanding under the Program at September 29, 2012 and $670.0 million outstanding at June 30, 2012.
Notes outstanding at September 29, 2012 consisted of:

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

Covenants and Conditions
The 2012 Credit Facility contains certain covenants with various limitations on debt incurrence, dividends, investments and capital expenditures and also includes financial covenants requiring the Company to maintain minimum interest coverage and leverage ratios. Management does not believe that the covenants in the 2012 Credit Facility limit the Company’s ability to pursue its intended business strategy or future financing needs. The Company was in compliance with all covenants of the 2012 Credit Facility as of September 29, 2012.
The Program requires the Company to maintain certain minimum interest coverage and leverage ratios in order to continue utilizing the Program. The Program also contains certain covenants relating to the quality of the receivables sold. If these conditions are not met, the Company may not be able to borrow any additional funds and the financial institutions may consider this an amortization event, as defined in the agreement, which would permit the financial institutions to liquidate the accounts receivables sold to cover any outstanding borrowings. Circumstances that could affect the Company’s ability to meet the required covenants and conditions of the Program include the Company’s ongoing profitability and various other economic, market and industry factors. Management does not believe that the covenants under the Program limit the Company’s ability to pursue its intended business strategy or future financing needs. The Company was in compliance with all covenants of the Program as of September 29, 2012.
See Liquidity below for further discussion of the Company’s availability under these various facilities.
Liquidity
As mentioned previously, the Company amended its accounts receivable securitization program in August 2012 to increase the borrowing capacity from $750.0 million to $800.0 million. As of the end of the first quarter of fiscal 2013, the Company had a combined total borrowing capacity of $1.8 billion under the 2012 Credit Facility and the Program. There were $240.0 million in borrowings outstanding and $17.3 million in letters of credit issued under the 2012 Credit Facility and $711.0 million outstanding under the Program, resulting in $831.7 million of net availability at the end of the first quarter. During the first quarter of fiscal 2013, the Company had an average daily balance outstanding under the 2012 Credit Facility of approximately $180 million and approximately $710 million under the Program. During the first quarter of fiscal 2012, the Company had an average daily balance outstanding under the 2008 Credit Facility of approximately $30 million and approximately $430 million under the Program.
The Company had cash and cash equivalents of $1.04 billion as of September 29, 2012, of which $916.2 million was held outside the U.S. As of June 30, 2012, the Company had cash and cash equivalents of $1.01 billion, of which $874.0 million was held outside of the U.S. Liquidity is subject to many factors, such as normal business operations as well as general economic, financial, competitive, legislative, and regulatory factors that are beyond the Company’s control. Cash balances generated and held in foreign locations are used for on-going working capital, capital expenditure needs and to support acquisitions. These balances are currently expected to be permanently reinvested outside the U.S. If these funds were needed for general corporate use in the U.S., the Company would incur significant income taxes to repatriate cash held in foreign locations but only to the extent the repatriated cash is in excess of outstanding intercompany loans due to Avnet, Inc. from the foreign subsidiaries. In addition, local government regulations may restrict the Company’s ability to move funds among various locations under certain circumstances. Management does not believe such restrictions would limit the Company’s ability to pursue its intended business strategy.
During the first quarter of fiscal 2013, the Company utilized $87.2 million of cash, net of cash acquired, for acquisitions. The Company has been making and expects to continue to make strategic investments through acquisition activity to the extent the investments strengthen Avnet’s competitive position and meet management’s return on capital thresholds.
In addition to continuing to make investments in acquisitions, the Company may repurchase up to an aggregate of $750.0 million of shares of the Company’s common stock through a share repurchase program approved by the Board of Directors in August 2011 of $500.0 million and an additional $250.0 million approved by the Board in August 2012. The Company plans to repurchase stock from time to time at the discretion of management, subject to strategic considerations, market conditions and other factors. The Company may terminate or limit the stock repurchase program at any time without prior notice. The timing and actual number of shares purchased will depend on a variety of factors such as price, corporate and regulatory requirements, and prevailing market conditions. During the first quarter of fiscal 2013, the Company repurchased 4.2 million shares at average market price of $31.34 per share for total cost of $130.7 million. Since the beginning of the repurchase program through the end of the first quarter of fiscal 2013, the Company has repurchased 15.4 million shares of stock at an aggregate cost of $456.6 million. (See Part II, Item 2. Unregistered Sales of Equity Securities and Use of Proceeds in this Form 10-Q for further information.) Shares repurchased were retired.

During periods of weakening demand in the electronic component and enterprise computer solutions industry, the Company typically generates cash from operating activities. Conversely, the Company is also more likely to use operating cash flows for working capital requirements during periods of higher growth. During the first three months of fiscal 2013, the Company generated $81.0 million of cash from operations as revenue declined and has generated $813.8 million of cash from operations over the trailing twelve month period. Management believes that Avnet’s borrowing capacity, its current cash availability and the Company’s expected ability to generate operating cash flows in the future are sufficient to meet its projected financing needs.
COMPARATIVE ANALYSIS — LIQUIDITY
(Dollars in millions)
The following table highlights the Company’s liquidity and related ratios as of the end of the first quarter of fiscal 2013 with a comparison to the fiscal 2012 year-end:

	September 29, 2012	June 30, 2012	Percentage Change
Current Assets	$8,118.8	$8,254.4	(1.6)%
Quick Assets	5,521.0	5,614.2	(1.7)
Current Liabilities	4,545.4	4,798.7	(5.3)
Working Capital (1)	3,573.4	3,455.7	3.4
Total Debt	2,348.4	2,144.4	9.5
Total Capital (total debt plus total shareholders’ equity)	6,328.2	6,050.1	4.6
Quick Ratio	1.2:1	1.2:1
Working Capital Ratio	1.8:1	1.7:1
Debt to Total Capital	37.1%	35.4%
_____________________

(1)	This calculation of working capital is defined as current assets less current liabilities.
The Company’s quick assets (consisting of cash and cash equivalents and receivables) decreased 1.7% and current assets decreased 1.6% from June 30, 2012 to September 29, 2012 due primarily to the decrease in accounts receivable since the prior fiscal year end. Current liabilities decreased 5.3% primarily due to a decrease in accounts payable. The decreases in current assets and liabilities were partially offset by the impact of the change in foreign currency exchange spot rates since fiscal year end. As a result of the factors noted above, total working capital increased by 3.4% during the first three months of fiscal 2013. Total debt increased by 9.5%, primarily due to the increase in borrowings under the 2012 Credit Facility and the accounts receivable securitization program, total capital increased 4.6% and the debt to capital ratio increased as compared with June 30, 2012 to 37.1%.
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
See Item 7A, Quantitative and Qualitative Disclosures About Market Risk, in the Company’s Annual Report on Form 10-K for the year ended June 30, 2012 for further discussion of market risks associated with interest rates and foreign currency exchange. Avnet’s exposure to foreign exchange risks have not changed materially since June 30, 2012 as the Company continues to hedge the majority of its foreign exchange exposures. Thus, any increase or decrease in fair value of the Company’s foreign exchange contracts is generally offset by an opposite effect on the related hedged position.
See Liquidity and Capital Resources — Financing Transactions appearing in Item 2 of this Form 10-Q for further discussion of the Company’s financing facilities and capital structure. As of September 29, 2012, 49% of the Company’s debt bears interest at a fixed rate and 51% of the Company’s debt bears interest at variable rates. Therefore, a hypothetical 1.0% (100 basis points) increase in interest rates would result in a $3.0 million impact on income before income taxes in the Company’s consolidated statement of operations for the quarter ended September 29, 2012.

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
During the first quarter of fiscal 2013, there were no changes to the Company’s internal control over financial reporting (as defined in Rule 13a-15(f) of the Exchange Act) that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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
This Report contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended and Section 21E of the Securities Exchange Act of 1934, as amended, with respect to the financial condition, results of operations and business of the Company. You can find many of these statements by looking for words like “believes,” “plans,” “expects,” “anticipates,” “should,” “will,” “may,” “estimates” or similar expressions in this Report or in documents incorporated by reference in this Report. These forward-looking statements are subject to numerous assumptions, risks and uncertainties. You should understand that the following important factors, in addition to those discussed elsewhere in this Quarterly Report and in the Company’s Annual Report on Form 10-K for the fiscal year ended June 30, 2012, could affect the Company’s future results, and could cause those results or other outcomes to differ materially from those expressed or implied in the forward-looking statements:

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
The discussion of Avnet’s business and operations should be read together with the risk factors contained in Item 1A of its 2012 Annual Report on Form 10-K, filed with the Securities and Exchange Commission, which describe various risks and uncertainties to which the Company is or may become subject. These risks and uncertainties have the potential to affect Avnet’s business, financial condition, results of operations, cash flows, strategies or prospects in a material and adverse manner. As of September 29, 2012, there have been no material changes to the risk factors set forth in the Company’s 2012 Annual Report on Form 10-K.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds
In August 2011, the Company’s Board of Directors (the "Board") approved the repurchase of up to $500 million of the Company’s common stock through a share repurchase program. During August 2012, the Board approved an additional $250 million for the share repurchase program. With this increase, the Company may repurchase up to a total of $750 million of the Company's common stock under the share purchase program. The following table includes the Company’s monthly purchases of Avnet's common stock during the first quarter ended September 29, 2012 under the share repurchase program, which is part of a publicly announced plan, and purchases made on the open market to obtain shares for the Company’s Employee Stock Purchase Plan (“ESPP”), which is not part of a publicly announced plan:

	Total Number of Shares Purchased (1)	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares That May Yet Be Purchased Under the Plans or Programs
Period
July	1,470,000	$30.78	1,470,000	$128,834,000
August	1,130,400	$32.24	1,120,000	$342,729,000
September	1,584,900	$31.23	1,580,000	$293,375,000
_____________________

(1)	Includes purchases of Avnet’s common stock associated with the Company’s ESPP as follows: 10,400 shares in August and 4,900 shares in September.

Item 6.	Exhibits

Exhibit
Number	Exhibit

10.1
Avnet, Inc. 2010 Stock Compensation Plan:
   (a) Form of non-qualified stock option agreement
   (b) Form of incentive stock option agreement
   (c) Form of performance stock unit term sheet
   (d) Form of restricted stock units term sheet

(incorporated herein by reference to the Company's Current Report on Form 8-K dated August 10, 2012, Exhibit 10.1).

10.2	Amendment No. 4 to the Second Amended and Restated Receivables Purchase Agreement (incorporated by reference to the Company's Current Report on Form 8-K dated August 23, 2012, Exhibit 10.1).

31.1*	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2*	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1**	Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2**	Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS**	XBRL Instance Document.

101.SCH**	XBRL Taxonomy Extension Schema Document.

101.CAL**	XBRL Taxonomy Extension Calculation Linkbase Document.

101.LAB**	XBRL Taxonomy Extension Label Linkbase Document.

101.PRE**	XBRL Taxonomy Extension Presentation Linkbase Document.
_____________________

*	Filed herewith.
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
Date: October 26, 2012