Form 10-Q
period 2012-12-29
AVNET INC
filed 2013-01-25
CIK 8858

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
______________________
FORM 10-Q
______________________
QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended December 29, 2012
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
As of January 18, 2013, the total number of shares outstanding of the registrant’s Common Stock was 136,985,213 shares, net of treasury shares.

AVNET, INC. AND SUBSIDIARIES

PART I
FINANCIAL INFORMATION

Item 1.	Financial Statements
AVNET, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(Unaudited)

	December 29, 2012	June 30, 2012
	(Thousands, except share amounts)
ASSETS
Current assets:
Cash and cash equivalents	$815,279	$1,006,864
Receivables, less allowances of $92,339 and $106,319, respectively	5,161,446	4,607,324
Inventories	2,223,836	2,388,642
Prepaid and other current assets	249,218	251,609
Total current assets	8,449,779	8,254,439
Property, plant and equipment, net	491,936	461,230
Goodwill (Notes 2 and 3)	1,248,903	1,100,621
Other assets	358,912	351,576
Total assets	$10,549,530	$10,167,866
LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Borrowings due within one year (Note 4)	$490,270	$872,404
Accounts payable	3,565,375	3,230,765
Accrued expenses and other	714,350	695,483
Total current liabilities	4,769,995	4,798,652
Long-term debt (Note 4)	1,508,196	1,271,985
Other long-term liabilities	165,442	191,497
Total liabilities	6,443,633	6,262,134
Commitments and contingencies (Note 6)
Shareholders’ equity (Notes 9 and 10):
Common stock $1.00 par; authorized 300,000,000 shares; issued 136,385,000 shares and142,586,000 shares, respectively	136,385	142,586
Additional paid-in capital	1,287,704	1,263,817
Retained earnings	2,590,678	2,545,858
Accumulated other comprehensive income (loss)	91,828	(45,832)
Treasury stock at cost, 37,895 shares and 37,872 shares, respectively	(698)	(697)
Total shareholders’ equity	4,105,897	3,905,732
Total liabilities and shareholders’ equity	$10,549,530	$10,167,866
See notes to consolidated financial statements.

AVNET, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

	Second Quarters Ended		Six Months Ended
	December 29, 2012	December 31, 2011	December 29, 2012	December 31, 2011
	(Thousands, except per share data)
Sales	$6,699,465	$6,693,573	$12,569,522	$13,119,579
Cost of sales	5,931,002	5,909,439	11,116,682	11,581,848
Gross profit	768,463	784,134	1,452,840	1,537,731
Selling, general and administrative expenses	547,984	518,740	1,094,980	1,049,273
Restructuring, integration and other charges (Note 13)	24,906	34,505	62,314	34,505
Operating income	195,573	230,889	295,546	453,953
Other income (expense), net	1,060	742	2,543	(4,634)
Interest expense	(27,798)	(22,194)	(51,688)	(44,065)
Gain on bargain purchase and other (Note 2)	59	(1,399)	31,350	(1,399)
Income before income taxes	168,894	208,038	277,751	403,855
Income tax provision	31,413	61,015	39,965	117,802
Net income	$137,481	$147,023	$237,786	$286,053
Net earnings per share (Note 10):
Basic	$1.01	$1.00	$1.71	$1.91
Diluted	$0.99	$0.98	$1.69	$1.88
Shares used to compute earnings per share (Note 10):
Basic	136,776	147,188	138,772	149,729
Diluted	138,575	149,666	140,967	152,086
See notes to consolidated financial statements.

AVNET, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(Unaudited)

	Second Quarters Ended		Six Months Ended
	December 29, 2012	December 31, 2011	December 29, 2012	December 31, 2011
	(Thousands)
Net income	$137,481	$147,023	$237,786	$286,053
Other comprehensive income, net of tax:
Foreign currency translation adjustments and other	49,874	(96,211)	137,660	(282,469)
Total comprehensive income	$187,355	$50,812	$375,446	$3,584
See notes to consolidated financial statements.

AVNET, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Six Months Ended
	December 29, 2012	December 31, 2011
	(Thousands)
Cash flows from operating activities:
Net income	$237,786	$286,053
Non-cash and other reconciling items:
Depreciation and amortization	57,840	44,653
Deferred income taxes	532	9,156
Stock-based compensation	27,684	22,395
Gain on bargain purchase and other (Note 2)	(31,350)	1,399
Other, net	30,829	34,081
Changes in (net of effects from businesses acquired):
Receivables	(399,943)	(99,251)
Inventories	246,192	2,681
Accounts payable	250,862	46,590
Accrued expenses and other, net	(13,024)	(101,942)
Net cash flows provided by operating activities	407,408	245,815

Cash flows from financing activities:
Issuance of notes in public offering, net of issuance cost (Note 4)	349,258	—
(Repayments of) borrowings under accounts receivable securitization program (Note 4)	(366,000)	450,000
(Repayments of) proceeds from bank debt, net (Note 4)	(172,481)	18,034
Proceeds from (repayments of) other debt, net (Note 4)	647	(509)
Repurchases of common stock (Note 9)	(207,192)	(220,951)
Other, net	3,351	776
Net cash flows (used for) provided by financing activities	(392,417)	247,350

Cash flows from investing activities:
Purchases of property, plant and equipment	(55,298)	(70,850)
Cash proceeds from sales of property, plant and equipment	37	114
Acquisitions of operations, net of cash acquired (Note 2)	(170,960)	(107,573)
Cash proceeds from divestitures, net of cash divested (Note 2)	3,613	—
Net cash flows used for investing activities	(222,608)	(178,309)

Effect of exchange rate changes on cash and cash equivalents	16,032	(21,670)

Cash and cash equivalents:
— (decrease) increase	(191,585)	293,186
— at beginning of period	1,006,864	675,334
— at end of period	$815,279	$968,520

Additional cash flow information (Note 11)
See notes to consolidated financial statements.

AVNET, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
1. Basis of presentation
In the opinion of management, the accompanying unaudited interim consolidated financial statements contain all adjustments necessary to present fairly the Company’s financial position, results of operations, comprehensive income and cash flows. All such adjustments are of a normal recurring nature, except for (i) the "gain on bargain purchase and other" discussed in Note 2 and (ii) the "restructuring, integration and other charges" discussed in Note 13.
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
2. Acquisitions and divestitures
Acquisition activity
During the first half of fiscal 2013, the Company acquired nine businesses with aggregate annualized revenues of approximately $1.01 billion for an aggregate purchase price of approximately $188.2 million, net of cash acquired. The aggregate purchase price includes approximately $12.8 million of contingent earn-out obligations, which were recorded at their estimated fair values, and can be earned based on future performance of the acquired businesses. Three of the businesses acquired are reported as part of the EM EMEA region, three are reported as part of the TS Americas region, two are reported as part of the TS EMEA region and one is reported as part of the EM Asia region.
Gain on bargain purchase and other
During the first quarter of fiscal 2013, the Company acquired Internix, Inc., a company publicly traded on the Tokyo Stock Exchange, through a tender offer. After assessing the assets acquired and liabilities assumed, the consideration paid was below book value even though the price paid per share represented a premium to the trading levels at that time. Accordingly, the Company recognized a gain on bargain purchase of $31,291,000 pre- and after tax and $0.22 per share on a diluted basis in the first quarter of fiscal 2013. During the second quarter of fiscal 2013, the Company determined an adjustment to the net assets acquired was required and, as a result, recorded an increase to the gain on bargain purchase of $1,727,000 pre- and after tax and $0.01 per share on a diluted basis for a total gain on bargain purchase related to Internix for the first half of fiscal 2013 of $33,108,000 pre- and after tax and $0.23 per share on a diluted basis.
In addition, during the second quarter of fiscal 2013, the Company divested of a small business in TS Asia for which it recognized a loss of $1,667,000 pre-tax, $1,704,000 after tax and $0.01 per share on a diluted basis, which was recorded in "gain on bargain purchase and other." The combination of this loss and the gain on bargain purchase noted above resulted in a gain of $59,000 pre-tax in "gain on bargain purchase and other" for the second quarter of fiscal 2013 and a gain of $31,350,000 for the first half of fiscal 2013.
During the first half of fiscal 2013, the Company received proceeds of $3,613,000, net of cash divested, related to the divestiture described above and the receipt of an earn-out payment associated with a divestiture completed in the prior fiscal year, for which there was no gain or loss as the proceeds were applied against the earn-out receivable that was established at the time of sale.
During the second quarter and first half of fiscal 2012, the Company recognized a loss of $1,399,000 pre-tax, $854,000 after tax and $0.01 per diluted share related to a write-down of an investment in a small technology company and the write off of certain deferred financing costs associated with the early termination of a credit facility (see Note 4 for further discussion of the credit facility).

AVNET, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

3. Goodwill and intangible assets
The following table presents the change in the goodwill balances by reportable segment for the six months ended December 29, 2012. All of the accumulated impairment was recognized in fiscal 2009.

	Electronics Marketing	Technology Solutions	Total
	(Thousands)
Gross goodwill	$1,590,419	$889,936	$2,480,355
Accumulated impairment	(1,045,110)	(334,624)	(1,379,734)
Carrying value at June 30, 2012	545,309	555,312	1,100,621
Additions	17,483	113,524	131,007
Adjustments	7,185	(7,185)	—
Foreign currency translation	6,653	10,622	17,275
Carrying value at December 29, 2012	$576,630	$672,273	$1,248,903

Gross goodwill	$1,621,740	$1,006,897	$2,628,637
Accumulated impairment	(1,045,110)	(334,624)	(1,379,734)
Carrying value at December 29, 2012	$576,630	$672,273	$1,248,903

The goodwill additions are a result of businesses acquired during the first six months of fiscal 2013 (see Note 2) and purchase accounting adjustments during the purchase price allocation period. The adjustment to goodwill is a result of the transfer of a business unit from TS to EM.

The following table presents the Company’s identifiable intangible assets at December 29, 2012 and June 30, 2012, respectively. These balances are included in "other assets" and have a weighted average life of 8 years.

	December 29, 2012			June 30, 2012
	Gross Carrying Amount	Accumulated Amortization	Net Book Value	Gross Carrying Amount	Accumulated Amortization	Net Book Value
	(Thousands)
Customer relationships	$266,183	$(92,948)	$173,235	$248,105	$(76,645)	$171,460
Customer lists	3,926	(1,876)	2,050	3,690	(1,279)	2,411
Trade name	3,320	(1,150)	2,170	3,820	(970)	2,850
Other	4,178	(438)	3,740	5,052	(434)	4,618
	$277,607	$(96,412)	$181,195	$260,667	$(79,328)	$181,339
Intangible asset amortization expense was $8,022,000 and $6,127,000 for the second quarter of fiscal 2013 and 2012, respectively, and $15,076,000 and $12,290,000 for the first six months of fiscal 2013 and 2012, respectively. The following table presents the estimated future amortization expense for the next five fiscal years (in thousands):

Fiscal Year
2014	$35,012
2015	33,690
2016	27,957
2017	25,784
2018	14,373

AVNET, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

4. External financing
Short-term debt consists of the following:

	December 29, 2012	June 30, 2012
	(Thousands)
Bank credit facilities	$183,987	$201,390
Borrowings under the accounts receivable securitization program	304,000	670,000
Other debt due within one year	2,283	1,014
Short-term debt	$490,270	$872,404

Bank credit facilities consist of various committed and uncommitted lines of credit with financial institutions utilized primarily to support the working capital requirements of foreign operations. The weighted average interest rate on the bank credit facilities was 4.8% and 6.1% at December 29, 2012 and June 30, 2012, respectively.
In August 2012, the Company amended its accounts receivable securitization program (the “Program”) with a group of financial institutions to allow the Company to sell, on a revolving basis, an undivided interest of up to $800,000,000 ($750,000,000 prior to the amendment) in eligible receivables while retaining a subordinated interest in a portion of the receivables. The Program does not qualify for sale treatment and, as a result, any borrowings under the Program are recorded as debt on the consolidated balance sheet. The Program contains certain covenants, all of which the Company was in compliance with as of December 29, 2012. The Program has a one year term that expires in August 2013. Interest on borrowings is calculated using a base rate or a commercial paper rate plus a spread of 0.35%. The facility fee is 0.35%.
Long-term debt consists of the following:

	December 29, 2012	June 30, 2012
	(Thousands)
5.875% Notes due March 15, 2014	$300,000	$300,000
6.00% Notes due September 1, 2015	250,000	250,000
6.625% Notes due September 15, 2016	300,000	300,000
5.875% Notes due June 15, 2020	300,000	300,000
4.875% Notes due December 1, 2022	350,000	—
Other long-term debt	11,136	124,456
Subtotal	1,511,136	1,274,456
Discount on notes	(2,940)	(2,471)
Long-term debt	$1,508,196	$1,271,985

In November 2012, the Company issued $350,000,000 of 4.875% Notes due December 1, 2022. The Company received proceeds of $349,258,000 from the offering, net of discount, and paid $2,275,000 in underwriting fees. The 4.875% Notes due 2022 rank equally in right of payment with all existing and future senior unsecured debt and interest will be payable in cash semi-annually on June 1 and December 1.

The Company has a five-year $1.0 billion senior unsecured revolving credit facility (the "2012 Credit Facility") with a syndicate of banks that expires in November 2016. Under the 2012 Credit Facility, the Company may select from various interest rate options, currencies and maturities. The 2012 Credit Facility contains certain covenants, all of which the Company was in compliance with as of December 29, 2012. At December 29, 2012, there were no borrowings under the 2012 Credit Facility. There were $17,309,000 in letters of credit issued under the 2012 Credit Facility, which represents a utilization of borrowing capacity but are not recorded in the consolidated balance sheet as the letters of credit are not debt. At June 30, 2012, there were $110,072,000 of borrowings outstanding under the 2012 Credit Facility included in “Other long-term debt” in the preceding table and $17,202,000 in letters of credit issued.

AVNET, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

At December 29, 2012, the carrying value and fair value of the Company’s total debt was $1,998,466,000 and $2,124,580,000, respectively. Fair value was estimated primarily based upon quoted market prices.
5. Derivative financial instruments
Many of the Company’s subsidiaries, on occasion, purchase and sell products in currencies other than their functional currencies. This subjects the Company to the risks associated with fluctuations in foreign currency exchange rates. The Company reduces this risk by utilizing natural hedging (i.e., offsetting receivables and payables) as well as by creating offsetting positions through the use of derivative financial instruments, primarily forward foreign exchange contracts with maturities of less than sixty days. The Company continues to have exposure to foreign currency risks to the extent they are not hedged. The Company adjusts all foreign denominated balances and any outstanding foreign exchange contracts to fair market value through the consolidated statements of operations. Therefore, the market risk related to the foreign exchange contracts is offset by the changes in valuation of the underlying items being hedged. The asset or liability representing the fair value of foreign exchange contracts, based upon level 2 criteria under the fair value measurements standard, is classified in the captions “other current assets” or “accrued expenses and other,” as applicable, in the accompanying consolidated balance sheets and were not material. The Company did not have material gains or losses related to the forward contracts which are recorded in “other income (expense), net” in the accompanying consolidated statements of operations.
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
7. Income taxes
The Company’s effective tax rate on its income before income taxes was 18.6% in the second quarter of fiscal 2013 as compared with 29.3% in the second quarter of fiscal 2012. During the second quarter of fiscal 2013, the Company's effective tax rate was favorably impacted primarily by the settlement of an audit by the U.S. Internal Revenue Service ("IRS") for an acquired company and the recognition of a U.S. tax benefit on the closure of a foreign operation. In April 2012, the Company received an IRS Revenue Agent's Report (“RAR”) related to the U.S. tax audit of the tax periods 2004 to 2008 for an acquired company which indicated that the Company was entitled to a tax reduction adjustment. Due to the size of the adjustment, Joint Committee review and approval was required. In October 2012, the Company received notice of the Joint Committee approval. As a result, the Company recognized a tax benefit of $17,366,000 in the second quarter of fiscal 2013 that related primarily to the recording of the effect of additional net operating loss carryforwards and, to a lesser extent, the release of related reserves.
For the first six months of fiscal 2013 and 2012, the Company's effective tax rate was 14.4% and 29.2%, respectively. This decrease in the effective tax rate was due primarily to (i) the settlement of two audits by the IRS for the Company and an acquired company, as previously mentioned, and (ii) a non-taxable gain on a bargain purchase (see Note 2), partially offset by (iii) increases to valuation allowances and reserves. Due to the reduced level of income in the first six months of fiscal 2013, the net favorable impact of these items on the effective tax rate was significant. The effective tax rate for the first six months of fiscal 2013 was also impacted, to a lesser extent, by the mix of income earned in the lower tax rate jurisdictions.

AVNET, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

8. Pension plan
The Company’s noncontributory defined benefit pension plan (the “Plan”) covers substantially all domestic employees. Components of net periodic pension costs during the quarters ended December 29, 2012 and December 31, 2011 were as follows:

	Second Quarters Ended		Six Months Ended
	December 29, 2012	December 31, 2011	December 29, 2012	December 31, 2011
	(Thousands)
Service cost	$9,230	$7,095	$18,460	$14,190
Interest cost	3,663	3,731	7,326	7,462
Expected return on plan assets	(6,976)	(6,734)	(13,952)	(13,468)
Recognized net actuarial loss	3,724	2,420	7,448	4,840
Amortization of prior service credit	(393)	(469)	(786)	(938)
Net periodic pension cost	$9,248	$6,043	$18,496	$12,086

There were $10,000,000 and $20,000,000 of contributions made to the Plan during the second quarter and first half of fiscal 2013, respectively. The Company currently expects to make additional contributions to the Plan of $10,000,000 in each of the remaining quarters of the fiscal year.
9. Share repurchase program
In August 2012, the Company’s Board of Directors amended the Company's existing share repurchase program to authorize the repurchase of up to $750,000,000 of common stock in the open market or through privately negotiated transactions. The timing and actual number of shares purchased will depend on a variety of factors such as price, corporate and regulatory requirements, and prevailing market conditions. During the first half of fiscal 2013, the Company repurchased 6,620,000 shares under this program at an average market price of $30.15 per share for a total cost of $199,585,000. This amount differs from the cash used for repurchases of common stock on the consolidated statement of cash flows to the extent repurchases at the end of the fourth quarter of fiscal 2012 were not settled until the first quarter of fiscal 2013. Repurchased shares were retired. Since the beginning of the repurchase program through the end of the first half of fiscal 2013, the Company has repurchased 17,890,000 shares of stock at an aggregate cost of $525,525,000.
10. Earnings per share

	Second Quarters Ended		Six Months Ended
	December 29, 2012	December 31, 2011	December 29, 2012	December 31, 2011
	(Thousands, except per share data)
Numerator:
Net income	$137,481	$147,023	$237,786	$286,053
Denominator:
Weighted average common shares for basic earnings per share	136,776	147,188	138,772	149,729
Net effect of dilutive stock options and performance share awards	1,799	2,478	2,195	2,357
Weighted average common shares for diluted earnings per share	138,575	149,666	140,967	152,086

Basic earnings per share	$1.01	$1.00	$1.71	$1.91
Diluted earnings per share	$0.99	$0.98	$1.69	$1.88

Options to purchase 238,000 shares of the Company’s stock were excluded from the calculations of diluted earnings per share for the three months ended December 29, 2012 and December 31, 2011, and 586,000 and 585,000 shares were excluded for

AVNET, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

the six months ended December 29, 2012 and December 31, 2011, respectively, because the exercise price for those options was above the average market price of the Company’s stock for those periods and inclusion of these options in the diluted earnings per share calculation would have had an anti-dilutive effect.
11. Additional cash flow information

Interest and income taxes paid in the six months ended December 29, 2012 and December 31, 2011 were as follows:

	Six Months Ended
	December 29, 2012	December 31, 2011
	(Thousands)
Interest	$50,141	$43,301
Income taxes	105,528	94,761

12. Segment information

	Second Quarters Ended		Six Months Ended
	December 29, 2012	December 31, 2011	December 29, 2012	December 31, 2011
	(Thousands)
Sales:
Electronics Marketing	$3,673,513	$3,595,607	$7,326,645	$7,411,872
Technology Solutions	3,025,952	3,097,966	5,242,877	5,707,707
	$6,699,465	$6,693,573	$12,569,522	$13,119,579
Operating income:
Electronics Marketing	$140,143	$174,902	$286,440	$366,059
Technology Solutions	107,945	118,905	142,339	183,942
Corporate	(27,609)	(28,413)	(70,919)	(61,543)
	220,479	265,394	357,860	488,458
Restructuring, integration and other charges (Note 13)	(24,906)	(34,505)	(62,314)	(34,505)
	$195,573	$230,889	$295,546	$453,953
Sales, by geographic area:
Americas (1)	$2,863,143	$3,050,001	$5,315,573	$5,821,606
EMEA (2)	1,878,170	1,949,508	3,472,117	3,851,784
Asia/Pacific (3)	1,958,152	1,694,064	3,781,832	3,446,189
	$6,699,465	$6,693,573	$12,569,522	$13,119,579
_____________________

(1)
Includes sales in the United States of $2.48 billion and $2.63 billion for the second quarters ended December 29, 2012 and December 31, 2011, respectively. Includes sales in the United States of $4.65 billion and $5.03 billion for the first half of fiscal 2013 and 2012, respectively.

(2)
Includes sales in Germany and the United Kingdom of $733.4 million and $311.6 million, respectively, for the second quarter ended December 29, 2012, and $1.29 billion and $599.3 million, respectively, for the first half of fiscal 2013. Includes sales in Germany and the United Kingdom of $632.7 million and $382.0 million, respectively, for the second quarter ended December 31, 2011, and $1.36 billion and $740.2 million, respectively, for the first half of fiscal 2012.

(3)
Includes sales in Taiwan, China (including Hong Kong) and Singapore of $627.2 million, $615.2 million and $285.8 million, respectively, for the second quarter ended December 29, 2012, and $1.17 billion, $1.24 billion and $575.9 million, respectively, for the first half of fiscal 2013. Includes sales in Taiwan, China (including Hong Kong) and Singapore of $471.2 million, $581.5 million and $288.1 million, respectively, for the second quarter ended December 31, 2011, and $982.3 million, $1.16 billion, and $593.9 million, respectively, for the first half of fiscal 2012.

AVNET, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

	December 29, 2012	June 30, 2012
	(Thousands)
Assets:
Electronics Marketing	$5,926,235	$6,024,304
Technology Solutions	4,448,326	3,738,488
Corporate	174,969	405,074
	$10,549,530	$10,167,866
Property, plant, and equipment, net, by geographic area
Americas (1)	$282,228	$278,530
EMEA (2)	172,190	150,797
Asia/Pacific	37,518	31,903
	$491,936	$461,230
_____________________

(1)	Includes property, plant and equipment, net, of $269.8 million and $266.7 million as of December 29, 2012 and June 30, 2012, respectively, in the United States.

(2)
Includes property, plant and equipment, net, of $99.4 million, $36.8 million and $17.8 million in Germany, Belgium and the United Kingdom, respectively, as of December 29, 2012 and $90.6 million, $26.4 million and $17.3 million, respectively, as of June 30, 2012.

13. Restructuring, integration and other charges
Fiscal 2013

During the second quarter and first half of fiscal 2013, the Company initiated actions to reduce costs in both operating groups in response to continued weakness in business conditions. In addition, the Company incurred acquisition and integration costs associated with recently acquired businesses. The following table presents the restructuring, integration and other charges incurred during the second quarter and first half of fiscal 2013.

	Second Quarter Ended December 29, 2012	Six Months Ended December 29, 2012
	(Thousands, except per share data)
Restructuring charges	$16,109	$46,319
Integration costs	7,575	12,624
Acquisition costs	3,012	5,792
Reversal of excess prior year restructuring reserves	(1,790)	(2,421)
Pre-tax restructuring, integration and other charges	$24,906	$62,314
After tax restructuring, integration and other charges	$19,885	$46,986
Restructuring, integration and other charges per share on a diluted basis	$0.14	$0.33

The activity related to the restructuring charges incurred during fiscal 2013 is presented in the following table:

	Severance Reserves	Facility Exit Costs	Other	Total
	(Thousands)
Fiscal 2013 pre-tax charges	$33,195	$12,652	$472	$46,319
Cash payments	(23,997)	(400)	(268)	(24,665)
Non-cash write-downs	—	(277)	—	(277)
Other, principally foreign currency translation	114	18	2	134
Balance at December 29, 2012	$9,312	$11,993	$206	$21,511

AVNET, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

Severance charges recorded in the first half of fiscal 2013 related to over 800 employees in sales, administrative and support functions in connection with the cost reduction actions taken in all three regions in both operating groups with employee reductions of approximately 560 in EM, 225 in TS and the remaining is business support functions. Facility exit costs for vacated facilities related to fourteen facilities in the Americas, ten in EMEA, and five in Asia and consisted of reserves for remaining lease liabilities and the write-down of fixed assets. Other restructuring charges related primarily to other onerous lease obligations that have no on-going benefit to the Company. Of the $46,319,000 pre-tax restructuring charges recorded during the first half of fiscal 2013, $27,163,000 related to EM, $18,422,000 related to TS and the remaining related to corporate. As of December 29, 2012, management expects the majority of the remaining severance and other reserves to be utilized by the end of fiscal 2014 and the remaining facility exit cost reserves to be utilized by the end of fiscal 2016.

Integration costs incurred related to the integration of acquired businesses and incremental costs incurred as part of the consolidation and closure of certain office and warehouse locations. Integration costs included IT consulting costs for system integration assistance, facility moving costs, legal fees, travel, meeting, marketing and communication costs that were incrementally incurred as a result of the integration activity. Also included in integration costs are incremental salary costs associated with consolidation and closure activities as well as costs associated with acquisition activity, primarily related to the acquired businesses' personnel who were retained by Avnet following the close of the acquisitions solely to assist in the integration of the acquired businesses' IT systems and administrative and logistics operations into those of Avnet. These identified personnel have no other meaningful day-to-day operational responsibilities outside of the integration effort. Acquisition costs consisted primarily of professional fees for due diligence work and other legal costs associated with the transaction.
Fiscal 2012
During fiscal 2012, the Company incurred restructuring charges and integration and other charges related to acquisition and integration activities associated with acquired businesses. The following table presents the activity during the first six months of fiscal 2013 related to the remaining restructuring reserves established during fiscal 2012.

	Severance Reserves	Facility Exit Costs	Other	Total
	(Thousands)
Balance at June 30, 2012	$9,746	$4,544	$1,347	$15,637
Cash payments	(7,018)	(1,135)	(756)	(8,909)
Adjustments	(773)	(995)	(129)	(1,897)
Other, principally foreign currency translation	224	63	45	332
Balance at December 29, 2012	$2,179	$2,477	$507	$5,163

As of December 29, 2012, management expects the majority of the remaining severance and other reserves to be utilized by the end of fiscal 2015 and the remaining facility exit cost reserves to be utilized by the end of fiscal 2016.
Fiscal 2011
During fiscal 2011, the Company incurred restructuring, integration and other charges related to acquisition and integration activities associated with acquired businesses. The following table presents the activity during the first six months of fiscal 2013 related to the remaining restructuring reserves established during fiscal 2011.

	Severance Reserves	Facility Exit Costs	Other	Total
	(Thousands)
Balance at June 30, 2012	$285	$3,271	$227	$3,783
Cash payments	(98)	(1,065)	(21)	(1,184)
Adjustments	(158)	(398)	(51)	(607)
Other, principally foreign currency translation	14	105	10	129
Balance at December 29, 2012	$43	$1,913	$165	$2,121

As of December 29, 2012, management expects the majority of the remaining severance and other reserves to be utilized by the end of fiscal 2013 and the remaining facility exit cost reserves to be utilized by the end of fiscal 2016.

AVNET, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

Fiscal 2010 and prior restructuring reserves
In fiscal 2010 and prior, the Company incurred restructuring, integration and other charges of which four restructuring plans are remaining. The following table presents the activity during the first six months of fiscal 2013 related to the remaining restructuring reserves that were established during fiscal 2010 and prior.

	Severance Reserves	Facility Exit Costs	Other	Total
	(Thousands)
Balance at June 30, 2012	$158	$1,706	$678	$2,542
Cash payments	(31)	(1,173)	—	(1,204)
Adjustments	—	(56)	—	(56)
Other, principally foreign currency translation	8	13	26	47
Balance at December 29, 2012	$135	$490	$704	$1,329

As of December 29, 2012, management expects the majority of the remaining severance and other reserves to be utilized by the end of fiscal 2014 and the remaining facility exit cost reserves to be utilized by the end of fiscal 2016.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations
For a description of the Company’s critical accounting policies and an understanding of the significant factors that influenced the Company’s performance during the quarter ended December 29, 2012, this Management’s Discussion and Analysis of Financial Condition and Results of Operations (“MD&A”) should be read in conjunction with the consolidated financial statements, including the related notes, appearing in Item 1 of this Report, as well as the Company’s Annual Report on Form 10-K for the year ended June 30, 2012.
There are references to the impact of foreign currency translation in the discussion of the Company’s results of operations. When the U.S. Dollar strengthens and the stronger U.S. Dollar exchange rates of the current year are used to translate the results of operations of Avnet’s subsidiaries denominated in foreign currencies, the resulting impact is a decrease in U.S. Dollars of reported results. Conversely, when the weaker U.S. Dollar exchange rates of the current year are used to translate the results of operations of Avnet’s subsidiaries denominated in foreign currencies, the resulting impact is an increase in U.S. Dollars of reported results. In the discussion that follows, results excluding this impact are referred to as “excluding the translation impact of changes in foreign currency exchange rates” or “constant currency.”
In addition to disclosing financial results that are determined in accordance with U.S. generally accepted accounting principles (“GAAP”), the Company also discloses certain non-GAAP financial information, including:

•	Income or expense items as adjusted for the translation impact of changes in foreign currency exchange rates, as discussed above.

•
Sales adjusted for certain items that impact the year-over-year analysis, which include: (i) the impact of acquisitions by adjusting Avnet’s prior periods to include the sales of businesses acquired as if the acquisitions had occurred at the beginning of the period presented; and (ii) the impact of a divestiture by adjusting Avnet’s prior periods to exclude the sales of the business divested as if the divestiture had occurred at the beginning of the period presented. In addition, the prior year sales of EM and TS are adjusted for the impact of the transfer of a business unit from TS Americas to EM Americas that was completed at the beginning of fiscal 2013. Sales taking into account the combination of these adjustments are referred to as “pro forma sales” or “organic sales.”

•
Operating income excluding restructuring, integration and other charges incurred in the second quarters and first halves of fiscal 2013 and 2012 (see Restructuring, Integration and Other Charges in this MD&A).

The reconciliation to GAAP is presented in the following table:

	Second Quarters Ended		Six Months Ended
	December 29, 2012	December 31, 2011	December 29, 2012	December 31, 2011
	(Thousands)
GAAP operating income	$195,573	$230,889	$295,546	$453,953
Restructuring, integration and other charges	24,906	34,505	62,314	34,505
Adjusted operating income	$220,479	$265,394	$357,860	$488,458

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

Results of Operations
Executive Summary
Revenue for the second quarter of fiscal 2013 of $6.70 billion exceeded management's expectations at both operating groups as sequential growth returned to normal seasonality after two quarters of below seasonal growth. Organic revenue increased 9.4% sequentially in constant dollars, which was driven by stronger-than-expected calendar year end IT spending by end customers at TS and stronger-than-expected sales in high-volume, lower gross profit margin fulfillment business in EM Asia. EM organic revenue in constant currency decreased 1.7% sequentially, which was in line with normal seasonal growth of flat to down 3% for a December quarter. For TS, organic revenue increased 27% sequentially in constant dollars, which was slightly above the high end of normal seasonality of up 20% to 26%. On a year-over-year basis, revenue of $6.70 billion was essentially flat as compared with the second quarter of fiscal 2012 revenue of $6.69 billion.
Gross profit margin of 11.5% decreased 24 basis points over the prior year second quarter and decreased 19 basis points sequentially. EM gross profit margin decreased 80 basis points year over year due primarily to a temporary benefit in the prior year's gross profit margin related to the hard disk drive shortages in the year ago quarter and a revenue mix shift to the lower-margin Asia region in the current year second quarter. Asia revenue represented 41% of the total EM revenue in the current year second quarter as compared with 35% in the prior year second quarter. Sequentially, EM gross profit margin decreased 23 basis points, primarily due to a higher percentage of lower-margin fulfillment revenue in Asia and a sequential revenue mix shift, in which Asia revenue represented 38% of total EM revenue in the first quarter of fiscal 2013 as compared with 41% in the current year second quarter. TS gross profit margin increased 32 basis points year over year, primarily driven by the Americas, and increased 49 basis points sequentially with all three regions contributing. These increases were driven primarily by the revenue mix of higher margin products.
Consolidated operating income margin was 2.9% as compared with 3.5% in the prior year second quarter. Both periods included restructuring, integration and other charges. Excluding these charges from both periods, operating income margin was 3.3% of sales in the second quarter of fiscal 2013 as compared to 4.0% of sales in the prior year second quarter. EM operating income margin decreased 105 basis points year over year to 3.8%. This decline in EM operating income margin was primarily due to lower gross profit margin as previously mentioned, combined with lower profitability in the western regions, offset partially by the benefits of cost reduction actions taken. TS operating income margin decreased 27 basis points year over year to 3.6% due primarily to recent acquisitions as the related cost synergies have not yet been attained, in particular in Europe, and which are not expected to be fully achieved for several quarters while the integration work is in process. On a sequential basis, TS operating income margin improved 202 basis points with all three regions contributing as a result of stronger-than-expected revenue growth and higher gross profit margins as noted above.
In response to the decline in profitability, the Company has been taking expense reduction actions to align its resources to expected sales levels. As a result of these expense reduction actions, the Company estimates it realized approximately $100 million in annualized cost benefits in the second quarter of fiscal 2013 as compared with the prior year.
Sales
The table below provides the comparison of reported second quarter fiscal 2013 and 2012 sales for the Company and its operating groups to pro forma (or organic) sales (as defined previously) to allow readers to better understand and assess the Company's revenue performance by operating group and region.

	Q2-Fiscal FY ’13	Q2-Fiscal FY ’12	Year-Year % Change	Pro forma Q2-Fiscal FY ’13	Pro forma Q2-Fiscal FY ’12	Pro forma Year-Year % Change

	(Dollars in thousands)
Avnet, Inc.	$6,699,465	$6,693,573	0.1%	$6,702,995	$7,104,650	(5.7)%
EM	3,673,513	3,595,607	2.2	—	3,755,407	(2.2)
TS	3,025,952	3,097,966	(2.3)	3,029,482	3,349,243	(9.6)
EM
Americas	$1,264,851	$1,401,751	(9.8)%	$—	$1,449,974	(12.8)%
EMEA	914,351	943,335	(3.1)	—	957,786	(4.5)
Asia/Pacific	1,494,311	1,250,521	19.5	—	1,347,647	10.9
TS
Americas	$1,598,292	$1,648,250	(3.0)%	$1,601,822	$1,706,189	(6.1)%
EMEA	963,819	1,006,173	(4.2)	—	1,199,511	(19.7)
Asia/Pacific	463,841	443,543	4.6	—	—	—
Totals by Region
Americas	$2,863,143	$3,050,001	(6.1)%	$2,866,673	$3,156,163	(9.2)%
EMEA	1,878,170	1,949,508	(3.7)	—	2,157,297	(12.9)
Asia/Pacific	1,958,152	1,694,064	15.6	—	1,791,190	9.3

The following tables present the reconciliation of the reported sales to pro forma sales for the second quarters of fiscal 2013 and 2012.

Q2 Fiscal 2013	As Reported	Acquisition Sales(1)	Pro forma Sales
	(Thousands)
Avnet, Inc.	$6,699,465	$3,530	$6,702,995
TS	3,025,952	3,530	3,029,482
TS
Americas	$1,598,292	$3,530	$1,601,822
_____________________

(1)	Includes the BrightStar and Genilogix businesses acquired in November 2012 (see table below).

Q2 Fiscal 2012	As Reported	Acquisition Sales(1)	Transfer of TS Business to EM	Pro forma Sales
	(Thousands)
Avnet, Inc.	$6,693,573	$411,077	$—	$7,104,650
EM	3,595,607	153,506	6,294	3,755,407
TS	3,097,966	257,571	(6,294)	3,349,243
EM
Americas	$1,401,751	$41,929	$6,294	$1,449,974
EMEA	943,335	14,451	—	957,786
Asia	1,250,521	97,126	—	1,347,647
TS
Americas	$1,648,250	$64,233	$(6,294)	$1,706,189
EMEA	1,006,173	193,338	—	1,199,511
_____________________

(1)	Includes the following acquisitions, which impacted the second quarter year-over-year comparison:
Tekdata Interconnetions, Limited acquired in October 2012 in the EM EMEA region
Magirus AG acquired in October 2012 in the TS EMEA region
Brightstar Partners, Inc., BPS Software and Genilogix acquired in November 2012 in the TS Americas region
Consolidated sales for the second quarter of fiscal 2013 were $6.70 billion, an increase of 0.1%, or $5.9 million, from the prior year second quarter consolidated sales of $6.69 billion. Organic sales (as defined earlier in this MD&A) decreased 5.7% year over year and decreased 4.8% excluding the translation impact of changes in foreign currency exchange rates. The organic revenue decline was primarily due to the revenue decline at TS. On a sequential basis, organic sales increased 10% and increased 9% excluding the translation impact of changes in foreign currency exchange rates, which represented a return to normal seasonal growth at both EM and TS after two quarters of below normal seasonal growth.
EM sales of $3.67 billion in the second quarter of fiscal 2013 decreased 2.2% from the prior year second quarter sales of $3.60 billion. EM organic revenue in constant currency decreased 0.9% year over year and decreased 1.7% sequentially, which was in line with normal seasonal growth of flat to down 3% for a December quarter. On a regional basis, the Americas organic revenue decreased 12.8% year over year primarily due to a decision to exit the commercial components business in Latin America. For EMEA, which experienced several quarters of double-digit organic revenue contraction in fiscal 2012, organic revenue was down less than 1% year over year in constant currency. Asia organic revenue increased 10.9% year over year, which was stronger than expected and was primarily due to higher revenue in the high-volume, lower gross margin fulfillment business. The growth in Asia resulted in a regional shift in the mix of sales between the lower-margin Asia region and the higher-margin western regions, which negatively impacted both EM's consolidated gross profit and operating income margins.
TS sales of $3.03 billion in the second quarter of fiscal 2013 declined 2.3% from the prior year second quarter sales of $3.10 billion. Organic revenue decreased 9.1% year over year in constant dollars primarily due to weaker sales in the western regions. In the Americas region, year-over-year organic sales decreased 6.1%, EMEA decreased 18.0% in constant currency, while Asia increased 4.6%. On a sequential basis, organic revenue increased 27% in constant dollars which was slightly above the high end of normal seasonality of up 20% to 26%. The seasonal revenue growth was higher than expected after two quarters of below seasonal growth. On a product level, storage and sales of supplier service contracts were the most notable product categories that were up year over year.
Consolidated sales for the first half of fiscal 2013 were $12.57 billion, a decrease of 4.2% as compared with sales of $13.12 billion for the first half of fiscal 2012. On an organic basis excluding the impact of changes in foreign currency exchange rates, sales for the first half of fiscal 2013 were down 6.4% as compared with the same period in the prior year. EM sales of $7.33 billion for the first half of fiscal 2013 were down 1.2% as compared with the first half of the prior year and organic revenue was down 3.0% in constant currency. The decrease was primarily driven by the western regions, which was substantially offset by an increase in the Asia region. TS sales of $5.24 billion for the first half of fiscal 2013 were down 8.1% as compared with the first half of fiscal 2012 and organic revenue was down 10.9% in constant currency, primarily due to declines in the western regions.

Gross Profit and Gross Profit Margins
Consolidated gross profit for the second quarter of fiscal 2013 was $768.5 million, a decrease of $15.7 million, or 2.0%, from the prior year second quarter and a decrease of 8.6% on a pro forma basis in constant currency. Gross profit margin of 11.5% decreased 24 basis points over the prior year second quarter and decreased 19 basis points sequentially. EM gross profit margin decreased 80 basis points year over year due primarily to a temporary benefit in the prior year's gross profit margin related to the hard disk drive shortages in the year ago quarter and a revenue mix shift to the lower-margin Asia region in the current year second quarter. Revenue from the Asia region represented 41% of total EM revenue as compared with 35% in the prior year second quarter. Sequentially, EM gross profit margin decreased 23 basis points primarily due to a higher percentage of lower-margin fulfillment revenue in Asia and a sequential revenue mix shift, in which Asia revenue represented 38% of total EM revenue in the first quarter of fiscal 2013 as compared with 41% in the current year second quarter. TS gross profit margin increased 32 basis points year over year, primarily driven by the Americas, and increased 49 basis points sequentially with all three regions contributing. These increases were driven primarily by the revenue mix of higher margin products.
Consolidated gross profit and gross profit margins were $1.45 billion and 11.6%, respectively, for the first half of fiscal 2013 as compared with $1.54 billion and 11.7%, respectively, for the first half of fiscal 2012. For the first half of fiscal 2013, EM gross profit margin decreased 53 basis points year over year and TS gross profit margin increased 17 basis points year over year driven largely by the same factors as discussed in the quarterly gross profit margin analysis.
Selling, General and Administrative Expenses
Selling, general and administrative expenses (“SG&A expenses”) were $548.0 million in the second quarter of fiscal 2013, an increase of $29.2 million, or 5.6%, from the prior year second quarter. This increase consisted of (i) an increase of approximately $65 million related to expenses from businesses acquired, partially offset by (ii) a decrease of approximately $29 million related to recent cost reduction actions in existing businesses and (iii) a decrease of approximately $7 million related to the translation impact of changes in foreign currency exchange rates. Metrics that management monitors with respect to its operating expenses are SG&A expenses as a percentage of sales and as a percentage of gross profit. In the second quarter of fiscal 2013, SG&A expenses as a percentage of sales were 8.2% and as a percentage of gross profit were 71.3% as compared with 7.7% and 66.2%, respectively, in the second quarter of fiscal 2012. SG&A expenses as a percentage of gross profit at TS increased 410 basis points year over year due primarily to recent acquisitions as the related cost synergies have not yet been attained, in particular in Europe, and which are not expected to be fully achieved for several quarters while the integration work is in process. The SG&A expenses as a percentage of gross profit at EM increased 595 basis points year over year, primarily due to the decline in gross profit as previously mentioned. SG&A expenses for the first half of fiscal 2013 were $1.09 billion, or 8.7% of consolidated sales, as compared with $1.05 billion, or 8.0% of consolidated sales, in the first half of fiscal 2012. SG&A expenses were 75.4% of gross profit in the first half of fiscal 2013 as compared with 68.2% in the first half of 2012.
Restructuring, Integration and Other Charges
During the second quarter of fiscal 2013, the Company initiated additional expense reduction actions in both operating groups in response to continued weakness in business conditions. The Company also incurred acquisition and integration costs associated with recently acquired businesses. As a result, the Company recorded restructuring, integration and other charges of $24.9 million pre-tax, $19.9 million after tax and $0.14 per share on a diluted basis for the second quarter. Restructuring charges of $16.1 million pre-tax consisted of $7.3 million for severance, $8.5 million for facility exit costs and fixed asset write-downs and $0.3 million for other restructuring charges. Pre-tax integration costs and acquisition transaction costs were $7.6 million and $3.0 million, respectively. In addition, the Company recorded a credit of $1.8 million pre-tax to adjust reserves related to prior year restructuring activity that were no longer required.
During the first six months of fiscal 2013, the Company recorded restructuring, integration and other charges of $62.3 million pre-tax, $47.0 million after tax and $0.33 per share on a diluted basis. Restructuring charges of $46.3 million pre-tax consisted of $33.2 million for severance, $12.7 million for facility exit costs and fixed asset write downs and $0.4 million for other restructuring charges. Pre-tax integration costs and acquisition transaction costs were $12.6 million and $5.8 million, respectively. In addition, the Company recorded a credit of $2.4 million pre-tax to adjust reserves related to prior year restructuring activity that were no longer required.
Severance charges recorded in the first six months of fiscal 2013 related to over 800 employees in sales, administrative and finance functions in connection with the cost reduction actions taken in all three regions in both operating groups with employee reductions of approximately 560 in EM, 225 in TS and the remaining in business support functions. Facility exit costs for vacated facilities related to fourteen facilities in the Americas, ten in EMEA, and five in Asia and consisted of reserves for remaining lease liabilities and the write-down of fixed assets. The Company estimates that these actions, in combination with prior actions taken during fiscal 2012, have resulted in approximately $100 million in annualized expense reductions in the second quarter of fiscal 2013 as compared with the prior year.
Integration costs incurred related to the integration of acquired businesses and incremental costs incurred as part of the consolidation and closure of certain office and warehouse locations. Integration costs included IT consulting costs for system integration assistance, facility moving costs, legal fees, travel, meeting, marketing and communication costs that were incrementally incurred as a result of the integration activity. Also included in integration costs are incremental salary costs associated with the consolidation and closure activities as well as costs associated with acquisition activity, primarily related to the acquired businesses' personnel who were retained by Avnet following the close of the acquisitions solely to assist in the integration of the acquired businesses' IT systems and administrative and logistics operations into those of Avnet. These identified personnel have no other meaningful day-to-day operational responsibilities outside of the integration effort. Acquisition transaction costs consisted primarily of professional fees for due diligence work and other legal costs associated with the transaction.
Comparatively, in the second quarter and first half of fiscal 2012, restructuring, integration and other charges amounted to $34.5 million pre-tax, $23.6 million after tax and $0.16 per share on a diluted basis. Restructuring charges of $28.9 million pre-tax consisted of $19.8 million for severance, $7.4 million for facility exit costs and $1.7 million for other restructuring charges, primarily other onerous lease liabilities. Integration and acquisition transactions costs were $3.4 million pre-tax and $3.1 million pre-tax, respectively. In addition, the Company recorded a credit of $0.9 million pre-tax to adjust reserves related to prior year restructuring activity that were no longer required.
Operating Income
During the second quarter of fiscal 2013, the Company generated operating income of $195.6 million, down 15.3%, as compared with $230.9 million in the prior year second quarter. Consolidated operating income margin was 2.9% as compared with 3.5% in the prior year second quarter. Both periods included restructuring, integration and other charges as described in Restructuring, Integration and Other Charges above. Excluding these charges from both periods, operating income was $220.5 million, or 3.3% of sales, in the second quarter of fiscal 2013 as compared with $265.4 million, or 4.0% of sales, in the prior year second quarter. EM operating income of $140.1 million declined 19.9% year over year and operating income margin decreased 105 basis points year over year to 3.8%. This decline in EM operating income margin was primarily due the decline in gross profit margin previously mentioned and lower profitability in the western region, partially offset by the benefit from the cost reduction actions. TS operating income of $107.9 million decreased 9.2% year over year and operating income margin decreased 27 basis points to 3.6% due to the effects of recent acquisitions as previously mentioned. On a sequential basis, TS operating income margin improved 202 basis points with all three regions contributing to gross profit margin and operating profit margin improvements. These increases were driven primarily by the revenue mix of higher margin products. Corporate operating expenses were $27.6 million in the second quarter of fiscal 2013 as compared with $28.4 million in the second quarter of fiscal 2012.
Operating income for the first half of 2013 was $295.5 million, or 2.4% of consolidated sales, as compared with $454.0 million, or 3.5% of consolidated sales for the first half of fiscal 2012. The 111 basis point decrease in operating income margin as compared with the first half of fiscal 2012 was similarly a function of the factors discussed in the quarterly analysis. In addition, during the first half of fiscal 2013, restructuring, integration and other charges amounted to $62.3 million pre-tax, $47.0 million after tax and $0.33 per share on a diluted basis as compared with $34.5 million pre-tax, $23.6 million after tax and $0.16 per share for the first half of the prior year.
Interest Expense and Other Income (Expense), Net
Interest expense for the second quarter of fiscal 2013 was $27.8 million, an increase of $5.6 million or 25.3%, as compared with interest expense of $22.2 million for the second quarter of fiscal 2012. Interest for the first half of fiscal 2013 was $51.7 million, an increase of $7.6 million or 17.3%, as compared with interest expense of $44.1 million for the first half of fiscal 2012. The increase in interest expense was primarily due to higher average debt levels and incremental interest expense related to the 4.875% Notes issued during the second quarter of fiscal 2013, the proceeds of which were used to repay short-term debt which had lower interest rates. See Financing Transactions for further discussion of the Company’s outstanding debt.
During the second quarter of fiscal 2013, the Company recognized $1.1 million of other income as compared with $0.7 million in the prior year. During the first half of fiscal 2013, the Company recognized $2.5 million of other income as compared with other expense of $4.6 million in the first half of fiscal 2012. The year-over-year increase in other income was due primarily to foreign currency exchange losses in the prior year.

Gain on Bargain Purchase and Other
During the second quarter of fiscal 2013, the Company recognized a gain on bargain purchase and other of $0.06 million pre-tax which consisted of (i) an additional gain on bargain purchase of $1.7 million pre- and after tax and $0.01 per share on a diluted basis related to the acquisition of Internix as a result of an adjustment to the net assets acquired, which was partially offset by (ii) a loss of $1.7 million pre-tax, $1.7 million after tax and $0.01 per share on a diluted basis as a result of the divestiture of a small business in the TS Asia region.
During the first half of fiscal 2013, the Company recognized a gain on bargain purchase and other of $31.4 million pre-tax, $31.3 million after tax and $0.22 per share on a diluted basis, which consisted of (i) a gain on bargain purchase of $33.0 million pre- and after tax and $0.23 per share on a diluted basis related to the acquisition of Internix and (ii) a loss of $1.7 million pre- and after tax and $0.01 per share on a diluted basis associated with the divestiture as previously mentioned.
During the second quarter and first half of fiscal 2012, the Company recognized other charges of $1.4 million pre-tax, $0.9 million after tax and $0.01 per share on a diluted basis related to the write-down of an investment in a small technology company and the write-off of certain deferred financing costs associated with the early termination of a credit facility.
Income Tax Provision
The Company’s effective tax rate on its income before income taxes was 18.6% in the second quarter of fiscal 2013 as compared with 29.3% in the second quarter of fiscal 2012. During the second quarter of fiscal 2013, the Company's effective tax rate was favorably impacted primarily by the settlement of an audit by the U.S. Internal Revenue Service ("IRS") for an acquired company and the recognition of a U.S. tax benefit on the closure of a foreign operation. In April 2012, the Company received an IRS Revenue Agent's Report (“RAR”) related to the U.S. tax audit of the tax periods 2004 to 2008 for an acquired company which indicated that the Company was entitled to a tax reduction adjustment. Due to the size of the adjustment, Joint Committee review and approval was required. In October 2012, the Company received notice of the Joint Committee approval. As a result, the Company recognized a tax benefit of $17.4 million in the second quarter of fiscal 2013 which related primarily to the recording of the effect of additional net operating loss carryforwards and, to a lesser extent, the release of related reserves.
For the first six months of fiscal 2013 and 2012, the Company's effective tax rate was 14.4% and 29.2%, respectively. This decrease in the effective tax rate was due primarily to (i) the settlement of two IRS audits for the Company and an acquired company, as previously mentioned, and (ii) a non-taxable gain on a bargain purchase as previously mentioned, partially offset by (iii) increases to valuation allowances and reserves. Due to the reduced level of income in the first six months of fiscal 2013, the net favorable impact of these items on the effective tax rate was significant. The effective tax rate for the first six months of fiscal 2013 was also impacted, to a lesser extent, by the mix of income earned in the lower tax rate jurisdictions.
Net Income
As a result of the factors described in the preceding sections of this MD&A, the Company’s consolidated net income for the second quarter of fiscal 2013 was $137.5 million, or $0.99 per share on a diluted basis, as compared with $147.0 million, or $0.98 per share on a diluted basis, in the prior year second quarter. Net income for the first half of fiscal 2013 was $237.8 million, or $1.69 per share on a diluted basis, as compared with $286.1 million, or $1.88 per share on a diluted basis for the first half of fiscal 2012.
LIQUIDITY AND CAPITAL RESOURCES
Cash Flow
Cash Flow from Operating Activities
During the second quarter and first half of fiscal 2013, the Company generated $326.4 million and $407.4 million, respectively, of cash from its operating activities as compared with $450.0 million and $245.8 million in the second quarter and first half of fiscal 2012, respectively. These results are comprised of: (i) cash flow generated from net income excluding non-cash and other reconciling items, which includes the add-back of depreciation and amortization, deferred income taxes, stock-based compensation and other non-cash items (primarily the provision for doubtful accounts and periodic pension costs) and (ii) cash flow used for, or generated from, working capital, excluding cash and cash equivalents. Cash generated by working capital during the second quarter of fiscal 2013 resulted primarily from a decrease in inventory of $143.5 million at EM. The increase in receivables of $677.6 million was partially offset by an increase in accounts payable of $633.7 million, which was driven primarily by TS due to the December quarter being its seasonally strongest quarter due to the calendar-year-end-based budgeting cycles of many of its customers. Net days outstanding have not changed significantly as there has not been a significant change in terms provided to customers nor have customers significantly changed their payment patterns. Comparatively, cash generated by working capital during the second quarter of fiscal 2012 included an increase in payables of $420.4 million, driven primarily by TS due to the December quarter being its seasonally strongest. In addition, inventory decreased $91.7 million, primarily attributable to EM. These cash inflows were partially offset by an increase in accounts receivable of $224.7 million, primarily related to TS.
Cash Flow from Financing Activities
During November 2012, the Company received proceeds of $349.3 million as a result of the issuance of $350.0 million of 4.875% Notes due 2022. During the second quarter and first half of fiscal 2013, the Company used cash of $710.6 million and $538.5 million, respectively, to repay amounts outstanding under the 2012 Credit Facility and the accounts receivable securitization program. In addition, during the second quarter and first half of fiscal 2013, the Company used $78.5 million and $207.2 million, respectively, of cash to repurchase common stock under the share repurchase program authorized by the Company's Board of Directors (see Part II, Item 2. Unregistered Sales of Equity Securities and Use of Proceeds in this Form 10-Q). During the second quarter and first half of fiscal 2012, the Company received net proceeds of $78.5 million and $467.5 million, respectively, primarily from borrowings under the accounts receivable securitization program and bank credit facilities. In addition, during the second quarter and first half of fiscal 2012 the Company used $139.0 million and $221.0 million, respectively, of cash to repurchase common stock under the share repurchase program.
Cash Flow from Investing Activities
During the second quarter and first half of fiscal 2013, the Company used $83.8 million and $171.0 million, respectively, of cash for acquisitions, net of cash acquired, and received proceeds of $3.6 million, net of cash divested, in the first half of fiscal 2013 for an earn-out payment associated with a divestiture completed in a prior year and a small divestiture in TS Asia. During the second quarter and first half of fiscal 2013, the Company used $30.9 million and $55.3 million, respectively, for capital expenditures primarily related to system development costs and computer hardware and software purchases. During the second quarter and first half of fiscal 2012, the Company used $4.3 million and $107.6 million, respectively, of cash for acquisitions, net of cash acquired, and $31.2 million and $70.9 million, respectively, for capital expenditures primarily related to system development costs and computer hardware and software expenditures.
Capital Structure and Contractual Obligations
The following table summarizes the Company’s capital structure as of the end of the second quarter of fiscal 2013 with a comparison to fiscal 2012 year-end:

	December 29, 2012	% of Total Capitalization	June 30, 2012	% of Total Capitalization
	(Dollars in thousands)
Short-term debt	$490,270	8.0%	$872,404	14.4%
Long-term debt	1,508,196	24.7	1,271,985	21.0
Total debt	1,998,466	32.7	2,144,389	35.4
Shareholders’ equity	4,105,897	67.3	3,905,732	64.6
Total capitalization	$6,104,363	100.0%	$6,050,121	100.0%

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
Financing Transactions
The Company has a five-year $1.0 billion senior unsecured revolving credit facility (the "2012 Credit Facility") with a syndicate of banks that expires November 2016. Under the 2012 Credit Facility, the Company may elect from various interest rate options, currencies and maturities. As of the end of the second quarter of fiscal 2013, there were no borrowings outstanding under the 2012 Credit Facility; however, there were $17.3 million in letters of credit issued which represent a utilization of borrowing capacity but are not recorded in the consolidated balance sheet as the letters of credit are not debt. As of June 30, 2012, there were $110.1 million in borrowings outstanding included in “long-term debt” in the consolidated financial statements and $17.2 million in letters of credit issued.

In August 2012, the Company amended its accounts receivable securitization program (the "Securitization Program" or “Program”) with a group of financial institutions to allow the Company to sell, on a revolving basis, an undivided interest of up to $800.0 million ($750.0 million prior to the amendment) in eligible receivables while retaining a subordinated interest in a portion of the receivables. The Program does not qualify for sale treatment and, as a result, any borrowings under the Program are recorded as debt on the consolidated balance sheet. The Program contains certain covenants, all of which the Company was in compliance with as of December 29, 2012. The Program has a one year term that expires in August 2013. There were $304.0 million in borrowings outstanding under the Program at December 29, 2012 and $670.0 million outstanding at June 30, 2012.
In November 2012, the Company issued $350,000,000 of 4.875% Notes due December 1, 2022. The Company received proceeds of $349,258,000 from the offering, net of discount and paid $2,275,000 of underwriting fees.
Notes outstanding at December 29, 2012 consisted of:

•	$300.0 million of 5.875% Notes due March 15, 2014

•	$250.0 million of 6.00% Notes due September 1, 2015

•	$300.0 million of 6.625% Notes due September 15, 2016

•	$300.0 million of 5.875% Notes due June 15, 2020

•	$350.0 million of 4.875% Notes due December 1, 2022
In addition to its primary financing arrangements, the Company has several small lines of credit in various locations to fund the short-term working capital, foreign exchange, overdraft and letter of credit needs of its wholly owned subsidiaries in Europe, Asia and Canada. Avnet generally guarantees its subsidiaries’ obligations under these facilities.
Covenants and Conditions
The 2012 Credit Facility contains certain covenants with various limitations on debt incurrence, dividends, investments and capital expenditures and also includes financial covenants requiring the Company to maintain minimum interest coverage and leverage ratios. Management does not believe that the covenants in the 2012 Credit Facility limit the Company’s ability to pursue its intended business strategy or future financing needs. The Company was in compliance with all covenants of the 2012 Credit Facility as of December 29, 2012.
The Program requires the Company to maintain certain minimum interest coverage and leverage ratios in order to continue utilizing the Program. The Program also contains certain covenants relating to the quality of the receivables sold. If these conditions are not met, the Company may not be able to borrow any additional funds and the financial institutions may consider this an amortization event, as defined in the agreement, which would permit the financial institutions to liquidate the accounts receivables sold to cover any outstanding borrowings. Circumstances that could affect the Company’s ability to meet the required covenants and conditions of the Program include the Company’s ongoing profitability and various other economic, market and industry factors. Management does not believe that the covenants under the Program limit the Company’s ability to pursue its intended business strategy or future financing needs. The Company was in compliance with all covenants of the Program as of December 29, 2012.
See Liquidity below for further discussion of the Company’s availability under these various facilities.
Liquidity
As mentioned previously, the Company amended its accounts receivable securitization program in August 2012 to increase the borrowing capacity from $750.0 million to $800.0 million. As of the end of the second quarter of fiscal 2013, the Company had a combined total borrowing capacity of $1.8 billion under the 2012 Credit Facility and the Program. There were no borrowings outstanding and $17.3 million in letters of credit issued under the 2012 Credit Facility and $304.0 million outstanding under the Program, resulting in $1.5 billion of net availability at the end of the second quarter. During the second quarter of fiscal 2013, the Company had an average daily balance outstanding under the 2012 Credit Facility of approximately $165 million and approximately $620 million under the Program. During the second quarter of fiscal 2012, the Company had an average daily balance outstanding under the 2012 Credit Facility of approximately $60 million and approximately $640 million under the Program.
The Company had cash and cash equivalents of $815.3 million as of December 29, 2012, of which $730.3 million was held outside the U.S. As of June 30, 2012, the Company had cash and cash equivalents of $1.01 billion, of which $874.0 million was held outside of the U.S. Liquidity is subject to many factors, such as normal business operations as well as general economic, financial, competitive, legislative, and regulatory factors that are beyond the Company’s control. Cash balances generated and held in foreign locations are used for on-going working capital, capital expenditure needs and to support acquisitions. These balances are currently expected to be permanently reinvested outside the U.S. If these funds were needed for general corporate use in the U.S., the Company would incur significant income taxes to repatriate cash held in foreign locations but only to the extent the repatriated cash is in excess of outstanding intercompany loans due to Avnet, Inc. from the foreign subsidiaries. In addition, local government regulations may restrict the Company’s ability to move funds among various locations under certain circumstances. Management does not believe such restrictions would limit the Company’s ability to pursue its intended business strategy.
During the first half of fiscal 2013, the Company utilized $171.0 million of cash, net of cash acquired, for acquisitions. The Company has been making and expects to continue to make strategic investments through acquisition activity to the extent the investments strengthen Avnet’s competitive position and meet management’s return on capital thresholds.
In addition to continuing to make investments in acquisitions, the Company may repurchase up to an aggregate of $750.0 million of shares of the Company’s common stock through a share repurchase program approved by the Board of Directors in August 2011 of $500.0 million and an additional $250.0 million approved by the Board in August 2012. The Company plans to repurchase stock from time to time at the discretion of management, subject to strategic considerations, market conditions and other factors. The Company may terminate or limit the stock repurchase program at any time without prior notice. The timing and actual number of shares purchased will depend on a variety of factors such as price, corporate and regulatory requirements, and prevailing market conditions. During the second quarter of fiscal 2013, the Company repurchased 6.6 million shares at average market price of $30.15 per share for total cost of $199.6 million. Since the beginning of the repurchase program through the end of the first half of fiscal 2013, the Company has repurchased 17.9 million shares of stock at an aggregate cost of $525.5 million. (See Part II, Item 2. Unregistered Sales of Equity Securities and Use of Proceeds in this Form 10-Q for further information.) Shares repurchased were retired.
During periods of weakening demand in the electronic component and enterprise computer solutions industry, the Company typically generates cash from operating activities. Conversely, the Company is also more likely to use operating cash flows for working capital requirements during periods of higher growth. During the second quarter and first half of fiscal 2013, the Company generated $326.4 million and $407.4 million, respectively, of cash from operations as revenue declined and has generated $690.3 million of cash from operations over the trailing twelve month period. Management believes that Avnet’s borrowing capacity, its current cash availability and the Company’s expected ability to generate operating cash flows in the future are sufficient to meet its projected financing needs.
COMPARATIVE ANALYSIS — LIQUIDITY
(Dollars in millions)
The following table highlights the Company’s liquidity and related ratios as of the end of the second quarter of fiscal 2013 with a comparison to the fiscal 2012 year-end:

	December 29, 2012	June 30, 2012	Percentage Change
Current Assets	$8,449.8	$8,254.4	2.4%
Quick Assets	5,976.7	5,614.2	6.5
Current Liabilities	4,770.0	4,798.7	(0.6)
Working Capital (1)	3,679.8	3,455.7	6.5
Total Debt	1,998.5	2,144.4	(6.8)
Total Capital (total debt plus total shareholders’ equity)	6,104.4	6,050.1	0.9
Quick Ratio	1.3:1	1.2:1
Working Capital Ratio	1.8:1	1.7:1
Debt to Total Capital	32.7%	35.4%
_____________________

(1)	This calculation of working capital is defined as current assets less current liabilities.
The Company’s quick assets (consisting of cash and cash equivalents and receivables) increased 6.5% and current assets increased 2.4% since fiscal year end primarily due to an increase in receivables offset slightly by a decrease in cash and cash equivalents. Current liabilities decreased 0.6% primarily due to a decrease in short term borrowings. The increase in current assets and decrease in liabilities were partially offset by the impact of the change in foreign currency exchange spot rates since fiscal year end. As a result of the factors noted above, total working capital increased by 6.5% during the first six months of fiscal 2013. Total debt decreased by 6.8%, primarily due to the decrease in borrowings under the 2012 Credit Facility and the accounts receivable securitization program, total capital increased 0.9% and the debt to capital ratio decreased as compared with June 30, 2012 to 32.7%.
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
See Item 7A, Quantitative and Qualitative Disclosures About Market Risk, in the Company’s Annual Report on Form 10-K for the year ended June 30, 2012 for further discussion of market risks associated with interest rates and foreign currency exchange. Avnet’s exposure to foreign exchange risks has not changed materially since June 30, 2012 as the Company continues to hedge the majority of its foreign exchange exposures. Thus, any increase or decrease in fair value of the Company’s foreign exchange contracts is generally offset by an opposite effect on the related hedged position.
See Liquidity and Capital Resources — Financing Transactions appearing in Item 2 of this Form 10-Q for further discussion of the Company’s financing facilities and capital structure. As of December 29, 2012, 78% of the Company’s debt bears interest at a fixed rate and 22% of the Company’s debt bears interest at variable rates. Therefore, a hypothetical 1.0% (100 basis points) increase in interest rates would result in a $1.1 million impact on income before income taxes in the Company’s consolidated statement of operations for the quarter ended December 29, 2012.

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
During the second quarter of fiscal 2013, there were no changes to the Company’s internal control over financial reporting (as defined in Rule 13a-15(f) of the Exchange Act) that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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
The discussion of Avnet’s business and operations should be read together with the risk factors contained in Item 1A of its 2012 Annual Report on Form 10-K, filed with the Securities and Exchange Commission, which describe various risks and uncertainties to which the Company is or may become subject. These risks and uncertainties have the potential to affect Avnet’s business, financial condition, results of operations, cash flows, strategies or prospects in a material and adverse manner. As of December 29, 2012, there have been no material changes to the risk factors set forth in the Company’s 2012 Annual Report on Form 10-K.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds
In August 2011, the Company’s Board of Directors (the "Board") approved the repurchase of up to $500 million of the Company’s common stock through a share repurchase program. During August 2012, the Board approved an additional $250 million for the share repurchase program. With this increase, the Company may repurchase up to a total of $750 million of the Company's common stock under the share repurchase program. The following table includes the Company’s monthly purchases of Avnet's common stock during the second quarter ended December 29, 2012 under the share repurchase program, which is part of a publicly announced plan, and purchases made on the open market to obtain shares for the Company’s Employee Stock Purchase Plan (“ESPP”), which is not part of a publicly announced plan:

	Total Number of Shares Purchased (1)	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares That May Yet Be Purchased Under the Plans or Programs
Period
October	2,457,100	$28.12	2,450,000	$224,475,000
November	5,500	$30.96	—	$224,475,000
December	5,000	$31.13	—	$224,475,000
_____________________

(1)	Includes purchases of Avnet’s common stock associated with the Company’s ESPP as follows: 7,100 shares in October, 5,500 shares in November and 5,000 shares in December.

Item 6.	Exhibits

Exhibit
Number	Exhibit

4.1	Form of Officers' Certificate setting forth the terms of the 4.875% Notes due 2022 (incorporated herein by reference to the Company's Current Report on Form 8-K dated November 20, 2012, Exhibit 4.1).

10.1	Avnet, Inc. Executive Incentive Plan (incorporated herein by reference to the Company's Current Report on Form 8-K dated November 2, 2012, Exhibit 10.1).

10.2	Letter Agreement by and between Kevin Moriarty and the Company (incorporated herein by reference to the Company's Current Report on Form 8-K dated December 10, 2012, Exhibit 10.1).

31.1*	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2*	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1**	Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2**	Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS*	XBRL Instance Document.

101.SCH*	XBRL Taxonomy Extension Schema Document.

101.DEF*	XBRL Taxonomy Extension Definition Linkbase Document

101.CAL*	XBRL Taxonomy Extension Calculation Linkbase Document.

101.LAB*	XBRL Taxonomy Extension Label Linkbase Document.

101.PRE*	XBRL Taxonomy Extension Presentation Linkbase Document.
_____________________

*	Filed herewith.
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

AVNET, INC. (Registrant)
By:	/s/ KEVIN MORIARTY
Kevin Moriarty
Chief Financial Officer
Date: January 25, 2013