Form 10-Q
period 2013-03-30
AVNET INC
filed 2013-04-26
CIK 8858

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
______________________
FORM 10-Q
______________________
QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 30, 2013
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
As of April 19, 2013, the total number of shares outstanding of the registrant’s Common Stock was 137,051,146 shares, net of treasury shares.

AVNET, INC. AND SUBSIDIARIES

PART I
FINANCIAL INFORMATION

Item 1.	Financial Statements
AVNET, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(Unaudited)

	March 30, 2013	June 30, 2012
	(Thousands, except share amounts)
ASSETS
Current assets:
Cash and cash equivalents	$820,924	$1,006,864
Receivables, less allowances of $98,082 and $106,319, respectively	4,778,068	4,607,324
Inventories	2,284,724	2,388,642
Prepaid and other current assets	220,628	251,609
Total current assets	8,104,344	8,254,439
Property, plant and equipment, net	486,314	461,230
Goodwill (Notes 2 and 3)	1,253,711	1,100,621
Other assets	367,129	351,576
Total assets	$10,211,498	$10,167,866
LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Borrowings due within one year (Note 4)	$578,554	$872,404
Accounts payable	3,175,466	3,230,765
Accrued expenses and other	686,570	695,483
Total current liabilities	4,440,590	4,798,652
Long-term debt (Note 4)	1,501,050	1,271,985
Other long-term liabilities	186,156	191,497
Total liabilities	6,127,796	6,262,134
Commitments and contingencies (Note 6)
Shareholders’ equity (Notes 9 and 10):
Common stock $1.00 par; authorized 300,000,000 shares; issued 137,082,000 shares and 142,586,000 shares, respectively	137,082	142,586
Additional paid-in capital	1,289,089	1,263,817
Retained earnings	2,676,874	2,545,858
Accumulated other comprehensive loss	(18,577)	(45,832)
Treasury stock at cost, 38,307 shares and 37,872 shares, respectively	(766)	(697)
Total shareholders’ equity	4,083,702	3,905,732
Total liabilities and shareholders’ equity	$10,211,498	$10,167,866
See notes to consolidated financial statements.

AVNET, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

	Third Quarters Ended		Nine Months Ended
	March 30, 2013	March 31, 2012	March 30, 2013	March 31, 2012
	(Thousands, except per share data)
Sales	$6,298,699	$6,280,557	$18,868,221	$19,400,136
Cost of sales	5,542,676	5,526,753	16,659,358	17,108,601
Gross profit	756,023	753,804	2,208,863	2,291,535
Selling, general and administrative expenses	561,072	518,421	1,656,052	1,567,694
Restructuring, integration and other charges (Note 13)	27,341	18,609	89,655	53,114
Operating income	167,610	216,774	463,156	670,727
Other income (expense), net	4,106	3,245	6,649	(1,389)
Interest expense	(27,341)	(23,556)	(79,029)	(67,621)
Gain on bargain purchase and other (Note 2)	—	4,460	31,350	3,061
Income before income taxes	144,375	200,923	422,126	604,778
Income tax provision	58,179	53,361	98,144	171,163
Net income	$86,196	$147,562	$323,982	$433,615
Net earnings per share (Note 10):
Basic	$0.63	$1.02	$2.34	$2.93
Diluted	$0.62	$1.00	$2.31	$2.88
Shares used to compute earnings per share (Note 10):
Basic	137,102	145,126	138,215	148,195
Diluted	139,015	147,245	140,316	150,472
See notes to consolidated financial statements.

AVNET, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(Unaudited)

	Third Quarters Ended		Nine Months Ended
	March 30, 2013	March 31, 2012	March 30, 2013	March 31, 2012
	(Thousands)
Net income	$86,196	$147,562	$323,982	$433,615
Other comprehensive income (loss), net of tax:
Foreign currency translation adjustments and other	(110,405)	68,792	27,255	(213,677)
Total comprehensive income (loss)	$(24,209)	$216,354	$351,237	$219,938
See notes to consolidated financial statements.

AVNET, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Nine Months Ended
	March 30, 2013	March 31, 2012
	(Thousands)
Cash flows from operating activities:
Net income	$323,982	$433,615
Non-cash and other reconciling items:
Depreciation and amortization	89,128	70,775
Deferred income taxes	9,037	28,438
Stock-based compensation	35,923	28,786
Gain on bargain purchase and other (Note 2)	(31,350)	(3,061)
Other, net	57,800	47,473
Changes in (net of effects from businesses acquired):
Receivables	(2,897)	75,999
Inventories	192,244	75,751
Accounts payable	(175,909)	(352,108)
Accrued expenses and other, net	(68,544)	(136,232)
Net cash flows provided by operating activities	429,414	269,436

Cash flows from financing activities:
Issuance of notes in public offering, net of issuance cost (Note 4)	349,258	—
(Repayments of) borrowings under accounts receivable securitization program (Note 4)	(259,000)	590,000
Repayments of bank debt, net (Note 4)	(191,252)	(11,527)
Repayments of other debt, net (Note 4)	(523)	(493)
Repurchases of common stock (Note 9)	(207,192)	(248,840)
Other, net	4,499	5,555
Net cash flows (used for) provided by financing activities	(304,210)	334,695

Cash flows from investing activities:
Purchases of property, plant and equipment	(75,415)	(95,388)
Cash proceeds from sales of property, plant and equipment	289	580
Acquisitions of operations, net of cash acquired (Note 2)	(244,062)	(229,524)
Cash proceeds from divestitures, net of cash divested (Note 11)	3,613	—
Net cash flows used for investing activities	(315,575)	(324,332)

Effect of exchange rate changes on cash and cash equivalents	4,431	(15,032)

Cash and cash equivalents:
— (decrease) increase	(185,940)	264,767
— at beginning of period	1,006,864	675,334
— at end of period	$820,924	$940,101

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
2. Acquisitions and divestitures
Acquisition activity
During the first nine months of fiscal 2013, the Company acquired eleven businesses with aggregate annualized revenues of approximately $1.10 billion for an aggregate purchase price of approximately $261.3 million, net of cash acquired. The aggregate purchase price includes approximately $12.8 million of contingent earn-out obligations, which were recorded at their estimated fair values, and can be earned based on future performance of the acquired businesses. Four of the businesses acquired are reported as part of the TS Americas region, three are reported as part of the EM EMEA region, two are reported as part of the TS EMEA region, one is reported as part of the EM Americas region and one is reported as part of the EM Asia region.
Gain on bargain purchase and other
During the first quarter of fiscal 2013, the Company acquired Internix, Inc., a company publicly traded on the Tokyo Stock Exchange, through a tender offer. After assessing the assets acquired and liabilities assumed, the consideration paid was below book value even though the price paid per share represented a premium to the trading levels at that time. During the first nine months of fiscal 2013, the Company recognized a total gain on bargain purchase related to Internix of $33,018,000 pre- and after tax and $0.23 per share on a diluted basis (inclusive of an adjustment of $1,727,000 pre- and after tax and $0.01 per share on a diluted basis occurring in the second quarter of fiscal 2013).
During the second quarter of fiscal 2013, the Company divested a small business in TS Asia for which it recognized a loss of $1,667,000 pre-tax, $1,704,000 after tax and $0.01 per share on a diluted basis, which was reflected in "gain on bargain purchase and other."
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

AVNET, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

3. Goodwill and intangible assets
The following table presents the change in the goodwill balances by reportable segment for the nine months ended March 30, 2013. All of the accumulated impairment was recognized in fiscal 2009.

	Electronics Marketing	Technology Solutions	Total
	(Thousands)
Gross goodwill	$1,590,419	$889,936	$2,480,355
Accumulated impairment	(1,045,110)	(334,624)	(1,379,734)
Carrying value at June 30, 2012	545,309	555,312	1,100,621
Additions	39,100	115,427	154,527
Adjustments	7,185	(7,185)	—
Write-down due to exit of business	(5,408)	—	(5,408)
Foreign currency translation	(225)	4,196	3,971
Carrying value at March 30, 2013	$585,961	$667,750	$1,253,711

Gross goodwill	$1,636,479	$1,002,374	$2,638,853
Accumulated impairment	(1,050,518)	(334,624)	(1,385,142)
Carrying value at March 30, 2013	$585,961	$667,750	$1,253,711

The goodwill additions are a result of businesses acquired during the first nine months of fiscal 2013 (see Note 2) and purchase accounting adjustments during the purchase price allocation period. The adjustment to goodwill is a result of the transfer of a business unit from TS to EM. During the third quarter of fiscal 2013, the Company recorded a write-down of goodwill of $5,408,000 associated with the planned exit of a non-integrated business in the EM Americas region that is expected to take place in the fourth quarter of fiscal 2013 that is included in restructuring, integration and other in the accompanying consolidated statement of operations.

The following table presents the Company’s identifiable intangible assets at March 30, 2013 and June 30, 2012, respectively. These balances are included in "other assets" and have a weighted average life of 8 years.

	March 30, 2013			June 30, 2012
	Gross Carrying Amount	Accumulated Amortization	Net Book Value	Gross Carrying Amount	Accumulated Amortization	Net Book Value
	(Thousands)
Customer relationships	$271,515	$(100,180)	$171,335	$248,105	$(76,645)	$171,460
Customer lists	3,774	(2,050)	1,724	3,690	(1,279)	2,411
Trade name	3,320	(446)	2,874	3,820	(970)	2,850
Other	4,172	(820)	3,352	5,052	(434)	4,618
	$282,781	$(103,496)	$179,285	$260,667	$(79,328)	$181,339

AVNET, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

Intangible asset amortization expense was $8,740,000 and $6,853,000 for the third quarter of fiscal 2013 and 2012, respectively, and $23,816,000 and $19,143,000 for the first nine months of fiscal 2013 and 2012, respectively. The following table presents the estimated future amortization expense for the remainder of fiscal 2013 and next five fiscal years (in thousands):

Fiscal Year
Remainder of fiscal 2013	$8,663
2014	35,225
2015	33,911
2016	28,264
2017	26,098
2018	14,984

4. External financing
Short-term debt consists of the following:

	March 30, 2013	June 30, 2012
	(Thousands)
Bank credit facilities	$166,201	$201,390
Borrowings under the accounts receivable securitization program	411,000	670,000
Other debt due within one year	1,353	1,014
Short-term debt	$578,554	$872,404

Bank credit facilities consist of various committed and uncommitted lines of credit with financial institutions utilized primarily to support the working capital requirements of foreign operations. The weighted average interest rate on the bank credit facilities was 5.0% and 6.1% at March 30, 2013 and June 30, 2012, respectively.
In August 2012, the Company amended its accounts receivable securitization program (the “Program”) with a group of financial institutions to allow the Company to sell, on a revolving basis, an undivided interest of up to $800,000,000 ($750,000,000 prior to the amendment) in eligible receivables while retaining a subordinated interest in a portion of the receivables. The Program does not qualify for sale treatment and, as a result, any borrowings under the Program are recorded as debt on the consolidated balance sheet. The Program contains certain covenants, all of which the Company was in compliance with as of March 30, 2013. The Program has a one year term that expires in August 2013. Interest on borrowings is calculated using a base rate or a commercial paper rate plus a spread of 0.35%. The facility fee is 0.35%.
Long-term debt consists of the following:

	March 30, 2013	June 30, 2012
	(Thousands)
5.875% Notes due March 15, 2014	$300,000	$300,000
6.00% Notes due September 1, 2015	250,000	250,000
6.625% Notes due September 15, 2016	300,000	300,000
5.875% Notes due June 15, 2020	300,000	300,000
4.875% Notes due December 1, 2022	350,000	—
Other long-term debt	3,838	124,456
Subtotal	1,503,838	1,274,456
Discount on notes	(2,788)	(2,471)
Long-term debt	$1,501,050	$1,271,985

AVNET, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

During the second quarter of fiscal 2013, the Company issued $350,000,000 of 4.875% Notes due December 1, 2022. The Company received proceeds of $349,258,000 from the offering, net of discount, and paid $2,275,000 in underwriting fees. The 4.875% Notes due 2022 rank equally in right of payment with all existing and future senior unsecured debt and interest will be payable in cash semi-annually on June 1 and December 1.

The Company has a five-year $1.0 billion senior unsecured revolving credit facility (the "2012 Credit Facility") with a syndicate of banks that expires in November 2016. Under the 2012 Credit Facility, the Company may select from various interest rate options, currencies and maturities. The 2012 Credit Facility contains certain covenants, all of which the Company was in compliance with as of March 30, 2013. At March 30, 2013, there were no borrowings under the 2012 Credit Facility. Letters of credit aggregating $13,309,000 have been issued under the 2012 Credit Facility, which represent a utilization of borrowing capacity but are not recorded in the consolidated balance sheet as the letters of credit are not debt. At June 30, 2012, there were $110,072,000 of borrowings outstanding under the 2012 Credit Facility included in “Other long-term debt” in the preceding table and $17,202,000 in letters of credit issued.
At March 30, 2013, the carrying value and fair value of the Company’s total debt was $2,079,604,000 and $2,199,903,000, respectively. Fair value was estimated primarily based upon quoted market prices.
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

AVNET, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

7. Income taxes
The Company’s effective tax rate on its income before income taxes was 40.3% in the third quarter of fiscal 2013 as compared with 26.6% in the third quarter of fiscal 2012. During the third quarter of fiscal 2013, the Company's effective tax rate was unfavorably impacted primarily by increases to valuation allowances and reserves.
For the first nine months of fiscal 2013 and 2012, the Company's effective tax rate was 23.2% and 28.3%, respectively. This decrease in the effective tax rate was due primarily to (i) the settlement of two IRS audits for the Company and an acquired company, and (ii) a non-taxable gain on a bargain purchase, partially offset by (iii) increases to valuation allowances and reserves. Due to the reduced level of income in the first nine months of fiscal 2013, the net favorable impact of these items on the effective tax rate was significant. The effective tax rate for the first nine months of fiscal 2013 was also impacted, to a lesser extent, by the mix of income earned in the lower tax rate jurisdictions.
8. Pension plan
The Company has a noncontributory defined benefit pension plan (the “Plan”) for which the components of net periodic pension costs during the quarters and first nine months ended March 30, 2013 and March 31, 2012 were as follows:

	Third Quarters Ended		Nine Months Ended
	March 30, 2013	March 31, 2012	March 30, 2013	March 31, 2012
	(Thousands)
Service cost	$9,230	$7,095	$27,690	$21,285
Interest cost	3,663	3,731	10,989	11,193
Expected return on plan assets	(6,976)	(6,734)	(20,928)	(20,202)
Recognized net actuarial loss	3,724	2,420	11,172	7,260
Amortization of prior service credit	(393)	(469)	(1,179)	(1,407)
Net periodic pension cost	$9,248	$6,043	$27,744	$18,129

The Company made contributions of $10,000,000 and $30,000,000 to the Plan during the third quarter and first nine months of fiscal 2013, respectively. The Company currently expects to make an additional contribution of $10,000,000 to the Plan in the fourth quarter of fiscal 2013.
9. Share repurchase program
In August 2012, the Company’s Board of Directors amended the Company's existing share repurchase program to authorize the repurchase of up to $750,000,000 of common stock in the open market or through privately negotiated transactions. The timing and actual number of shares purchased will depend on a variety of factors such as price, corporate and regulatory requirements, and prevailing market conditions. During the first nine months of fiscal 2013, the Company repurchased 6,620,000 shares under this program at an average market price of $30.15 per share for a total cost of $199,585,000. This amount differs from the cash used for repurchases of common stock on the consolidated statement of cash flows to the extent repurchases at the end of the fourth quarter of fiscal 2012 were not settled until the first quarter of fiscal 2013. Repurchased shares were retired. Since the beginning of the repurchase program through the end of the first nine months of fiscal 2013, the Company has repurchased 17,890,000 shares of stock at an aggregate cost of $525,525,000, and $224,475,000 remains available for future repurchases under the share repurchase program.

AVNET, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

10. Earnings per share

	Third Quarters Ended		Nine Months Ended
	March 30, 2013	March 31, 2012	March 30, 2013	March 31, 2012
	(Thousands, except per share data)
Numerator:
Net income	$86,196	$147,562	$323,982	$433,615
Denominator:
Weighted average common shares for basic earnings per share	137,102	145,126	138,215	148,195
Net effect of dilutive stock options and performance share awards	1,913	2,119	2,101	2,277
Weighted average common shares for diluted earnings per share	139,015	147,245	140,316	150,472

Basic earnings per share	$0.63	$1.02	$2.34	$2.93
Diluted earnings per share	$0.62	$1.00	$2.31	$2.88

For the quarters ended March 30, 2013 and March 31, 2012, none of the outstanding options were excluded from the calculation of diluted earnings per share because all of the outstanding options were dilutive. Options to purchase 565,840 and 238,000 shares were excluded from the calculation of diluted earnings per share for the nine months ended March 30, 2013 and March 31, 2012, respectively, because the exercise price for those options was above the average market price of the Company’s stock for those periods and inclusion of these options in the diluted earnings per share calculation would have had an anti-dilutive effect.
11. Additional cash flow information

Interest and income taxes paid in the nine months ended March 30, 2013 and March 31, 2012 were as follows:

	Nine Months Ended
	March 30, 2013	March 31, 2012
	(Thousands)
Interest	$82,114	$74,974
Income taxes	131,218	144,525
Included in the cash flows from investing activities for the first nine months of fiscal 2013 were proceeds of $3,613,000, net of cash divested, related to the divestiture that occurred in the second quarter of fiscal 2013 and the receipt of an earn-out payment associated with a divestiture completed in the prior fiscal year, for which there was no gain or loss as the proceeds were applied against the earn-out receivable that was established at the time of sale.

AVNET, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

12. Segment information

	Third Quarters Ended		Nine Months Ended
	March 30, 2013	March 31, 2012	March 30, 2013	March 31, 2012
	(Thousands)
Sales:
Electronics Marketing	$3,797,206	$3,756,849	$11,123,851	$11,168,722
Technology Solutions	2,501,493	2,523,708	7,744,370	8,231,414
	$6,298,699	$6,280,557	$18,868,221	$19,400,136
Operating income:
Electronics Marketing	$162,082	$194,259	$448,523	$560,317
Technology Solutions	62,811	67,930	205,150	251,871
Corporate	(29,942)	(26,806)	(100,862)	(88,347)
	194,951	235,383	552,811	723,841
Restructuring, integration and other charges (Note 13)	(27,341)	(18,609)	(89,655)	(53,114)
	$167,610	$216,774	$463,156	$670,727
Sales, by geographic area:
Americas (1)	$2,620,295	$2,827,999	$7,935,867	$8,649,605
EMEA (2)	1,883,007	1,836,555	5,355,124	5,688,339
Asia/Pacific (3)	1,795,397	1,616,003	5,577,230	5,062,192
	$6,298,699	$6,280,557	$18,868,221	$19,400,136
_____________________

(1)
Includes sales in the United States of $2.30 billion and $2.45 billion for the third quarters ended March 30, 2013 and March 31, 2012, respectively. Includes sales in the United States of $6.90 billion and $7.49 billion for the first nine months of fiscal 2013 and 2012, respectively.

(2)
Includes sales in Germany and the United Kingdom of $736.4 million and $317.3 million, respectively, for the third quarter ended March 30, 2013, and $2.02 billion and $903.7 million, respectively, for the first nine months of fiscal 2013. Includes sales in Germany and the United Kingdom of $467.9 million and $311.6 million, respectively, for the third quarter ended March 31, 2012, and $1.82 billion and $1.05 billion, respectively, for the first nine months of fiscal 2012.

(3)
Includes sales in Taiwan, China (including Hong Kong) and Singapore of $563.2 million, $561.6 million and $282.7 million, respectively, for the third quarter ended March 30, 2013, and $1.73 billion, $1.80 billion and $858.6 million, respectively, for the first nine months of fiscal 2013. Includes sales in Taiwan, China (including Hong Kong) and Singapore of $431.8 million, $560.2 million and $296.5 million, respectively, for the third quarter ended March 31, 2012, and $1.41 billion, $1.71 billion, and $890.4 million, respectively, for the first nine months of fiscal 2012.

AVNET, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

	March 30, 2013	June 30, 2012
	(Thousands)
Assets:
Electronics Marketing	$6,131,964	$6,024,304
Technology Solutions	3,931,201	3,738,488
Corporate	148,333	405,074
	$10,211,498	$10,167,866
Property, plant, and equipment, net, by geographic area:
Americas (1)	$288,028	$278,530
EMEA (2)	163,558	150,797
Asia/Pacific	34,728	31,903
	$486,314	$461,230
_____________________

(1)	Includes property, plant and equipment, net, of $275.5 million and $266.7 million as of March 30, 2013 and June 30, 2012, respectively, in the United States.

(2)
Includes property, plant and equipment, net, of $92.5 million, $40.5 million and $13.6 million in Germany, Belgium and the United Kingdom, respectively, as of March 30, 2013 and $90.6 million, $26.4 million and $17.3 million, respectively, as of June 30, 2012.

13. Restructuring, integration and other charges
Fiscal 2013

During the third quarter and first nine months of fiscal 2013, the Company initiated actions to reduce costs in both operating groups in response to continued weakness in business conditions. In addition, the Company incurred acquisition and integration costs associated with recently acquired businesses. The following table presents the restructuring, integration and other charges incurred during the third quarter and first nine months of fiscal 2013.

	Third Quarter Ended March 30, 2013	Nine Months Ended March 30, 2013
	(Thousands, except per share data)
Restructuring charges	$23,874	$70,193
Integration costs	14,882	27,506
Acquisition related costs and adjustments	(10,840)	(5,048)
Reversal of excess prior year restructuring reserves	(575)	(2,996)
Pre-tax restructuring, integration and other charges	$27,341	$89,655
After tax restructuring, integration and other charges	$25,786	$72,772
Restructuring, integration and other charges per share on a diluted basis	$0.18	$0.52

The activity related to the restructuring charges incurred during fiscal 2013 is presented in the following table:

	Severance Reserves	Facility Exit Costs	Other	Total
	(Thousands)
Fiscal 2013 pre-tax charges	$47,822	$14,817	$7,554	$70,193
Cash payments	(31,226)	(1,652)	(595)	(33,473)
Non-cash write-downs	—	(1,276)	(6,635)	(7,911)
Other, principally foreign currency translation	(146)	(204)	(7)	(357)
Balance at March 30, 2013	$16,450	$11,685	$317	$28,452

AVNET, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

Severance charges recorded in the first nine months of fiscal 2013 related to the reduction of 1,160 employees in sales, and business support functions in connection with the cost reduction actions taken in all three regions in both operating groups with employee reductions of approximately 814 in EM, 295 in TS and 51 in business support functions. Facility exit costs for vacated facilities related to fourteen facilities in the Americas, twelve in EMEA, and six in Asia and consisted of reserves for remaining lease liabilities and the write-down of fixed assets. Other restructuring charges related primarily to other onerous lease obligations that have no on going benefit to the Company as well as a loss of $6,634,000 recognized in the third quarter of fiscal 2013 from the write-down of the net assets and goodwill associated with the planned exit of a non-integrated business in the EM Americas region that is expected to take place in the fourth quarter of fiscal 2013. Of the $70,193,000 pre-tax restructuring charges recorded during the first nine months of fiscal 2013, $44,120,000 related to EM, $25,215,000 related to TS and $858,000 related to business support functions. As of March 30, 2013, management expects the majority of the remaining severance and other reserves to be utilized by the end of fiscal 2014 and the remaining facility exit cost reserves to be utilized by the end of fiscal 2018.

Integration costs incurred were related to the integration of acquired businesses and incremental costs incurred as part of the consolidation and closure of certain office and warehouse locations. Integration costs included IT consulting costs for system integration assistance, facility moving costs, legal fees, travel, meeting, marketing and communication costs that were incrementally incurred as a result of the integration activity. Also included in integration costs are incremental salary costs associated with consolidation and closure activities, as well as, costs associated with acquisition activity, primarily related to the acquired businesses' personnel who were retained by Avnet following the close of the acquisitions solely to assist in the integration of the acquired businesses' IT systems and administrative and logistics operations into those of Avnet. These identified personnel have no other meaningful day-to-day operational responsibilities outside of the integration effort. Included in integration costs during the third quarter of fiscal 2013 is a loss of $8,789,000 related to the exit of two multi-employer pension plan associated with acquired entities in Japan.

Acquisition related costs and adjustments consisted primarily of professional fees for due diligence work and other legal costs associated with the transactions. Included in acquisition related costs and adjustments during the third quarter of fiscal 2013 is a credit of $11,172,000 from the reversal of an earn-out liability for which payment is no longer expected to be incurred.
Fiscal 2012
During fiscal 2012, the Company incurred restructuring charges and integration and other charges related to acquisition and integration activities associated with acquired businesses. The following table presents the activity during the first nine months of fiscal 2013 related to the remaining restructuring reserves established during fiscal 2012.

	Severance Reserves	Facility Exit Costs	Other	Total
	(Thousands)
Balance at June 30, 2012	$9,746	$4,544	$1,347	$15,637
Cash payments	(7,709)	(1,526)	(759)	(9,994)
Adjustments	(1,068)	(995)	(149)	(2,212)
Other, principally foreign currency translation	168	9	29	206
Balance at March 30, 2013	$1,137	$2,032	$468	$3,637

As of March 30, 2013, management expects the majority of the remaining severance and other reserves to be utilized by the end of fiscal 2015 and the remaining facility exit cost reserves to be utilized by the end of fiscal 2016.

AVNET, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

Fiscal 2011 and prior restructuring reserves
In fiscal 2011 and prior, the Company incurred restructuring, integration and other charges of which four restructuring plans are remaining. The following table presents the activity during the first nine months of fiscal 2013 related to the remaining restructuring reserves that were established during fiscal 2011 and prior.

	Severance Reserves	Facility Exit Costs	Other	Total
	(Thousands)
Balance at June 30, 2012	$443	$4,977	$905	$6,325
Cash payments	(133)	(2,674)	(21)	(2,828)
Adjustments	(159)	(592)	(56)	(807)
Other, principally foreign currency translation	19	18	22	59
Balance at March 30, 2013	$170	$1,729	$850	$2,749

As of March 30, 2013, management expects the majority of the remaining severance and other reserves to be utilized by the end of fiscal 2019 and the remaining facility exit cost reserves to be utilized by the end of fiscal 2016.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations
For a description of the Company’s critical accounting policies and an understanding of the significant factors that influenced the Company’s performance during the quarter ended March 30, 2013, this Management’s Discussion and Analysis of Financial Condition and Results of Operations (“MD&A”) should be read in conjunction with the consolidated financial statements, including the related notes, appearing in Item 1 of this Report, as well as the Company’s Annual Report on Form 10-K for the year ended June 30, 2012.
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

•
Operating income excluding restructuring, integration and other charges incurred in the third quarters and first nine months of fiscal 2013 and 2012 (see Restructuring, Integration and Other Charges in this MD&A).

The reconciliation to GAAP is presented in the following table:

	Third Quarters Ended		Nine Months Ended
	March 30, 2013	March 31, 2012	March 30, 2013	March 31, 2012
	(Thousands)
GAAP operating income	$167,610	$216,774	$463,156	$670,727
Restructuring, integration and other charges	27,341	18,609	89,655	53,114
Adjusted operating income	$194,951	$235,383	$552,811	$723,841

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

Results of Operations
Executive Summary
Revenue for the third quarter of fiscal 2013 of $6.30 billion was within management's expectations despite operating in an environment where the rate of economic recovery varies by region. On a year-over-year basis, revenue of $6.30 billion slightly increased as compared with the third quarter of fiscal 2012 revenue of $6.28 billion.
Gross profit margin of 12.0% was flat as compared to the prior year third quarter. EM gross profit margin decreased 38 basis points year over year due to a decline in the EMEA region's profit margin, partially offset by an increase in the Americas region. In addition, the regional mix of business impacted EM as the Asia region, which is a lower margin region, represented 36% of EM sales in the current year third quarter as compared with 32% of EM sales in the third quarter of last year. The increase in Asia business as a percentage of EM sales was primarily due to higher growth rates in Asia, the effects of the Internix acquisition in Japan, and lower volume in the Americas region. TS gross profit margin increased 54 basis points year over year primarily driven by the Americas and EMEA offset by a decrease in Asia. These increases were driven primarily by the revenue mix of higher margin products and services.
Consolidated operating income margin was 2.7% in the third quarter of fiscal 2013 as compared with 3.5% in the prior year third quarter. Both periods included restructuring, integration and other charges. Excluding these charges from both periods, operating income margin was 3.1% of sales in the third quarter of fiscal 2013 as compared to 3.8% of sales in the prior year third quarter. EM operating income margin decreased 90 basis points year over year to 4.3%. The decline in EM operating income margin was primarily due to lower gross profit margin as previously mentioned, combined with lower profitability in the western regions, offset partially by the benefits of cost reduction actions taken. TS operating income margin decreased 18 basis points year over year to 2.5% due primarily to recent acquisitions as the related cost synergies have not yet been attained, in particular in EMEA, which was partially offset by gross margin improvements as described above.
In response to the decline in profitability, the Company has taken expense reduction actions. As a result of the expense reduction actions taken over the last twelve months, the Company estimates it realized approximately $110 million in annualized cost benefits in the third quarter of fiscal 2013 as compared with the prior year.

Sales
The table below provides the comparison of reported third quarter fiscal 2013 and 2012 sales for the Company and its operating groups to pro forma (or organic) sales (as defined previously) to allow readers to better understand and assess the Company's revenue performance by operating group and region.

	Q3-Fiscal FY ’13	Q3-Fiscal FY ’12	Year-Year % Change	Pro forma Q3-Fiscal FY ’12	Pro forma Year-Year % Change

	(Dollars in thousands)
Avnet, Inc.	$6,298,699	$6,280,557	0.3%	$6,612,524	(4.8)%
EM	3,797,206	3,756,849	1.1	3,882,512	(2.2)
TS	2,501,493	2,523,708	(0.9)	2,730,012	(8.4)
EM
Americas	$1,320,139	$1,458,422	(9.5)%	$1,504,578	(12.3)%
EMEA	1,100,057	1,091,701	0.8	1,107,643	(0.7)
Asia/Pacific	1,377,010	1,206,726	14.1	1,270,291	8.4
TS
Americas	$1,300,156	$1,369,577	(5.1)%	$1,407,611	(7.6)%
EMEA	782,950	744,854	5.1	916,404	(14.6)
Asia/Pacific	418,387	409,277	2.2	405,997	3.1
Totals by Region
Americas	$2,620,295	$2,827,999	(7.3)%	$2,912,189	(10.0)%
EMEA	1,883,007	1,836,555	2.5	2,024,047	(7.0)
Asia/Pacific	1,795,397	1,616,003	11.1	1,676,288	7.1

The above table does not contain any pro forma adjustments for the third quarter of fiscal 2013 as the transactions involving TSS Link, Inc. and Universal Semiconductor, Inc. occurred on the first day of the fiscal quarter.

The following table presents the reconciliation of the reported sales to pro forma sales for the third quarter of fiscal 2012.

Q3 Fiscal 2012	As Reported	Acquisition Sales/ (Divested)(1)	Transfer of TS Business to EM	Pro forma Sales
	(Thousands)
Avnet, Inc.	$6,280,557	$331,967	$—	$6,612,524
EM	3,756,849	118,952	6,711	3,882,512
TS	2,523,708	213,015	(6,711)	2,730,012
EM
Americas	$1,458,422	$39,445	$6,711	$1,504,578
EMEA	1,091,701	15,942	—	1,107,643
Asia	1,206,726	63,565	—	1,270,291
TS
Americas	$1,369,577	$44,745	$(6,711)	$1,407,611
EMEA	744,854	171,550	—	916,404
Asia	409,277	(3,280)	—	405,997
_____________________

(1)	Includes the following transactions, which impacted the third quarter year-over-year comparison:
Pinnacle Data Systems in January 2012 in the EM Americas region
Canvas Systems in January 2012 in the TS Americas and TS EMEA regions

Nexicore Services in April 2012 in the EM Americas region
Ascendant Technologies in April 2012 in the TS Americas and TS EMEA regions
Altron GmbH & Co KG in July 2012 in the EM EMEA region
Mattelli Limited in July 2012 in the TS EMEA region
Pepperweed Consulting in August 2012 in the TS Americas region
C.R.G. Electronics, Ltd. in August 2012 in the EM EMEA region
Internix, Inc. in August 2012 in the EM Asia region
Tekdata Interconnetions, Limited in October 2012 in the EM EMEA region
Magirus AG in October 2012 in the TS EMEA region
Brightstar Partners, Inc., BSP Software and Genilogix in November 2012 in the TS Americas region
TSS Link, Inc. in January 2013 in the TS Americas region
Universal Semiconductor, Inc. in January 2013 in the EM Americas region
Divestiture in December 2012 of a small business in the TS Asia region
Consolidated sales for the third quarter of fiscal 2013 were $6.30 billion, an increase of 0.3%, or $18.1 million, from the prior year third quarter consolidated sales of $6.28 billion. Organic sales (as defined earlier in this MD&A) decreased 4.8% year over year and declined 4.4% excluding the translation impact of changes in foreign currency exchange rates. The organic revenue decline was primarily due to the revenue decline at TS.
EM sales of $3.80 billion in the third quarter of fiscal 2013 increased 1.1% from the prior year third quarter sales of $3.76 billion. EM organic revenue in constant currency decreased 1.7% year over year, which was below normal seasonal growth of up 4% to 7% for a March quarter, due to weaker demand in the Americas region. On a regional basis, the Americas organic revenue decreased 12.3% year over year primarily due to a decision to exit the commercial components business in Latin America. For EMEA, which experienced several quarters of double-digit organic revenue contraction in fiscal 2012, organic revenue was down 1.4% year over year in constant currency. Asia organic revenue increased 8.4% year over year, which was primarily due to higher revenue in the lower gross margin fulfillment business. The growth in Asia resulted in a regional shift in the mix of sales between the lower-margin Asia region and the higher-margin western regions, which negatively impacted both EM's consolidated gross profit and operating income margins.
TS sales of $2.50 billion in the third quarter of fiscal 2013 decreased 0.9% from the prior year third quarter sales of $2.52 billion. Organic revenue declined 8.3% year over year in constant dollars primarily due to weaker sales in the western regions. In the Americas region, year-over-year organic sales decreased 7.6%, sales in EMEA decreased 14.6% in constant currency.
Consolidated sales for the first nine months of fiscal 2013 were $18.87 billion, a decrease of 2.7% as compared with sales of $19.40 billion for the first nine months of fiscal 2012. On an organic basis excluding the impact of changes in foreign currency exchange rates, sales for the first nine months of fiscal 2013 were down 5.8% as compared with the same period in the prior year. EM sales of $11.12 billion for the first nine months of fiscal 2013 were down 0.4% as compared with the first nine months of the prior year and organic revenue was down 2.5% in constant currency. TS sales of $7.74 billion for the first nine months of fiscal 2013 were down 5.9% as compared with the first nine months of fiscal 2012 and organic revenue was down 10.1% in constant currency, primarily due to declines in the western regions.
Gross Profit and Gross Profit Margins
Consolidated gross profit for the third quarter of fiscal 2013 was $756.0 million, an increase of $2.2 million, or 0.3%, from the prior year third quarter and a decrease of 6.5% on a pro forma basis in constant currency. Gross profit margin of 12.0% was consistent with the prior year third quarter. EM gross profit margin decreased 38 basis points year over year due to a decline in the EMEA region's gross profit margin, partially offset by an increase in the Americas region. In addition, the regional mix of business impacted EM as the Asia region, which is a lower margin region, represented 36% of EM sales in the third quarter of the current fiscal year as compared with 32% in the third quarter of last year. The decline in EMEA gross margin was primarily due to the effects of market pressures associated with relatively short product lead times. TS gross profit margin increased 54 basis points year over year, primarily driven by the Americas and EMEA offset by a decrease in Asia. These increases were driven primarily by the revenue mix of higher margin products and services.
Consolidated gross profit and gross profit margins were $2.21 billion and 11.7%, respectively, for the first nine months of fiscal 2013 as compared with $2.29 billion and 11.8%, respectively, for the first nine months of fiscal 2012. For the first nine months of fiscal 2013, EM gross profit margin decreased 48 basis points year over year and TS gross profit margin increased 29 basis points year over year driven largely by the same factors as discussed in the quarterly gross profit margin analysis.
Selling, General and Administrative Expenses
Selling, general and administrative expenses (“SG&A expenses”) were $561.1 million in the third quarter of fiscal 2013, an increase of $42.7 million, or 8.2%, from the prior year third quarter. This increase consisted of (i) an increase of approximately $52.0 million related to expenses from businesses acquired, partially offset by (ii) a decrease of approximately $7.1 million related to recent cost reduction actions, net of other items, and (iii) a decrease of approximately $2.2 million related to the translation impact of changes in foreign currency exchange rates. Metrics that management monitors with respect to its operating expenses are SG&A expenses as a percentage of sales and as a percentage of gross profit. In the third quarter of fiscal 2013, SG&A expenses as a percentage of sales were 8.9% and as a percentage of gross profit were 74.2% as compared with 8.3% and 68.8%, respectively, in the third quarter of fiscal 2012. SG&A expenses as a percentage of gross profit at TS increased 333 basis points year over year due primarily to recent acquisitions as the related cost synergies have not yet been attained, in particular in EMEA, and which are not expected to be fully achieved for several quarters while the integration work is in process. The SG&A expenses as a percentage of gross profit at EM increased 568 basis points year over year, also due to the effects of recent acquisitions as the related cost savings have not yet been attained and as a result of the mix shift to the lower margin Asia region. SG&A expenses for the first nine months of fiscal 2013 were $1.66 billion, or 8.8% of consolidated sales, as compared with $1.57 billion, or 8.1% of consolidated sales, in the first nine months of fiscal 2012. SG&A expenses were 75.0% of gross profit in the first nine months of fiscal 2013 as compared with 68.4% in the first nine months of 2012, reflecting the effects of recent acquisitions which were partially offset by cost savings initiatives.
Restructuring, Integration and Other Charges
During the third quarter of fiscal 2013, the Company initiated additional expense reduction actions in both operating groups in response to continued weakness in business conditions. The Company also incurred acquisition and integration costs associated with recently acquired businesses. As a result, the Company recorded restructuring, integration and other charges of $27.3 million pre-tax, $25.8 million after tax and $0.18 per share on a diluted basis for the third quarter of fiscal 2013. Restructuring charges for the third quarter of fiscal 2013 were $23.9 million pre-tax consisting of $14.6 million for severance, $2.2 million for facility exit costs and fixed asset write-downs and $7.1 million for other restructuring charges, including a $6.6 million loss related to the write-down of the net assets and goodwill associated with the planned exit of a non-integrated business in the EM Americas region that is expected to take place in the fourth quarter of fiscal 2013. Pre-tax integration costs for the third quarter of fiscal 2013 were $14.9 million, of which $8.8 million related to the exit of two multi-employer pension plans associated with acquired entities in Japan. Acquisition related charges and adjustments for the third quarter of fiscal 2013 were a credit of $10.8 million, consisting primarily of the reversal of an earn-out liability of $11.2 million for which payment is no longer expected to be incurred.
During the first nine months of fiscal 2013, the Company recorded restructuring, integration and other charges of $89.7 million pre-tax, $72.8 million after tax and $0.52 per share on a diluted basis. Restructuring charges for the nine months of fiscal 2013 were $70.2 million pre-tax, consisting of $47.8 million for severance, $14.8 million for facility exit costs and fixed asset write downs and $7.6 million for other restructuring charges. Pre-tax integration costs for the first nine months of fiscal 2013 were $27.5 million, and acquisition transactions resulted in a net credit of $5.0 million which related to the reversal of an earn-out liability recognized during the third quarter. In addition, the Company recorded a credit of $3.0 million pre-tax during the first nine months of fiscal 2013 to adjust reserves related to prior year restructuring activity that were no longer required.
Severance charges recorded in the first nine months of fiscal 2013 related to the reduction of 1,160 employees in sales and business support functions in connection with the cost reduction actions taken in all three regions in both operating groups with employee reductions of approximately 814 in EM, 295 in TS and 51 in business support functions. Facility exit costs for vacated facilities related to fourteen facilities in the Americas, twelve in EMEA, and six in Asia and consisted of reserves for remaining lease liabilities and the write-down of fixed assets. The Company estimates that these actions, in combination with prior actions taken during fiscal 2012, have resulted in approximately $110 million in annualized expense reductions in the third quarter of fiscal 2013 as compared with the prior year.
Integration costs incurred were related to the integration of acquired businesses and incremental costs incurred as part of the consolidation and closure of certain office and warehouse locations. Integration costs included IT consulting costs for system integration assistance, facility moving costs, legal fees, travel, meeting, marketing and communication costs that were incrementally incurred as a result of the integration activity. Also included in integration costs are incremental salary costs associated with the consolidation and closure activities, as well as, costs associated with acquisition activity, primarily related to the acquired businesses' personnel who were retained by Avnet following the close of the acquisitions solely to assist in the integration of the acquired businesses' IT systems and administrative and logistics operations into those of Avnet. These identified personnel have no other meaningful day-to-day operational responsibilities outside of the integration effort. Acquisition transaction costs consisted primarily of professional fees for due diligence work and other legal costs associated with the transaction, along with the gain from the reversal earn-out liability previously described.
Comparatively, in the third quarter of fiscal 2012, restructuring, integration and other charges amounted to $18.6 million pre-tax, $13.7 million after tax and $0.10 per share on a diluted basis. Restructuring charges of $11.2 million pre-tax consisted of $6.7 million for severance, $3.1 million for facility exit costs and $1.4 million for other restructuring charges, primarily other onerous lease liabilities. Integration and acquisition transactions costs were $4.0 million pre-tax and $4.2 million pre-tax, respectively. In addition, the Company recorded a credit of $0.8 million pre-tax to adjust reserves related to prior year restructuring activity that were no longer required.
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
Operating Income
During the third quarter of fiscal 2013, the Company generated operating income of $167.6 million, representing a 22.7% decline as compared with prior year third quarter operating income of $216.8 million. Consolidated operating income margin was 2.7% for the third quarter of fiscal 2013 as compared with 3.5% for the prior year third quarter. Both periods included restructuring, integration and other charges as described in Restructuring, Integration and Other Charges, above. Excluding these charges from both periods, operating income was $195.0 million, or 3.1% of sales, in the third quarter of fiscal 2013 as compared with $235.4 million, or 3.8% of sales, in the prior year third quarter. EM operating income of $162.1 million decreased 16.6% year over year and operating income margin decreased 90 basis points year over year to 4.3%. The decline in EM operating income margin was primarily due to lower gross profit margin as previously mentioned, combined with lower profitability in the western regions, offset partially by the benefits of cost reduction actions taken. TS operating income of $62.8 million decreased 7.5% year over year and operating income margin decreased 18 basis points to 2.5% due primarily to recent acquisitions as the related cost synergies have not yet been attained, in particular in EMEA, and which are not expected to be fully achieved for several quarters while the integration work is in process. Corporate operating expenses were $29.9 million in the third quarter of fiscal 2013 as compared with $26.8 million in the third quarter of fiscal 2012.
Operating income for the first nine months of 2013 was $463.2 million, or 2.5% of consolidated sales, as compared with $670.7 million, or 3.5% of consolidated sales for the first nine months of fiscal 2012. The 100 basis point decrease in operating income margin as compared with the first nine months of fiscal 2012 was similarly a function of the factors discussed in the quarterly analysis. In addition, during the first nine months of fiscal 2013, restructuring, integration and other charges amounted to $89.7 million pre-tax, $72.8 million after tax and $0.52 per share on a diluted basis as compared with $53.1 million pre-tax, $37.3 million after tax and $0.25 per share for the first nine months of the prior year.
Interest Expense and Other Income (Expense), Net
Interest expense for the third quarter of fiscal 2013 was $27.3 million, an increase of $3.8 million or 16.1%, as compared with interest expense of $23.6 million for the third quarter of fiscal 2012. Interest expense for the first nine months of fiscal 2013 was $79.0 million, an increase of $11.4 million or 16.9%, as compared with interest expense of $67.6 million for the first nine months of fiscal 2012. The increase in interest expense was primarily due to higher average debt levels and incremental interest expense related to the 4.875% Notes issued during the second quarter of fiscal 2013, the proceeds of which were used to repay short-term debt which had lower interest rates. See Financing Transactions for further discussion of the Company's outstanding debt.
During the third quarter of fiscal 2013, the Company recognized $4.1 million of other income as compared with $3.2 million in the prior year. During the first nine months of fiscal 2013, the Company recognized $6.6 million of other income as compared with other expense of $1.4 million in the first nine months of fiscal 2012. The year-over-year increase in other income was primarily related to a gain on sale of marketable securities partially offset by a loss of $2.6 million due to the devaluation of the Venezuelan currency.
Gain on Bargain Purchase and Other
During the first nine months of fiscal 2013, the Company recognized a gain on bargain purchase and other of $31.4 million pre-tax, which consisted of (i) a gain on bargain purchase related to the acquisition of Internix of $33.0 million pre- and after tax and $0.23 per share on a diluted basis, which was partially offset by (ii) a loss of $1.7 million pre-tax and after tax and $0.01 per share on a diluted basis as a result of the divestiture of a small business in the TS Asia region.
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
In addition, during the first nine months of fiscal 2012, the Company recognized other charges of $1.4 million pre-tax, $0.9 million after tax and $0.01 per share on a diluted basis related to the write-down of an investment in a small technology company and the write-off of certain deferred financing costs associated with the early termination of a credit facility.
Income Tax Provision
The Company’s effective tax rate on its income before income taxes was 40.3% in the third quarter of fiscal 2013 as compared with 26.6% in the third quarter of fiscal 2012. During the third quarter of fiscal 2013, the Company's effective tax rate was unfavorably impacted primarily by increases to valuation allowances and reserves.
For the first nine months of fiscal 2013 and 2012, the Company's effective tax rate was 23.2% and 28.3%, respectively. This decrease in the effective tax rate was due primarily to (i) the settlement of two IRS audits for the Company and an acquired company, and (ii) a non-taxable gain on a bargain purchase, partially offset by (iii) increases to valuation allowances and reserves. Due to the reduced level of income in the first nine months of fiscal 2013, the net favorable impact of these items on the effective tax rate was significant. The effective tax rate for the first nine months of fiscal 2013 was also impacted, to a lesser extent, by the mix of income earned in the lower tax rate jurisdictions.
Net Income
As a result of the factors described in the preceding sections of this MD&A, the Company’s consolidated net income for the third quarter of fiscal 2013 was $86.2 million, or $0.62 per share on a diluted basis, as compared with $147.6 million, or $1.00 per share on a diluted basis, in the prior year third quarter. Net income for the first nine months of fiscal 2013 was $324.0 million, or $2.31 per share on a diluted basis, as compared with $433.6 million, or $2.88 per share on a diluted basis for the first nine months of fiscal 2012.
LIQUIDITY AND CAPITAL RESOURCES
Cash Flow
Cash Flow from Operating Activities
During the third quarter and first nine months of fiscal 2013, the Company generated $22.0 million and $429.4 million, respectively, of cash from its operating activities as compared with $23.6 million and $269.4 million in the third quarter and first nine months of fiscal 2012, respectively. These results are comprised of: (i) cash flow generated from net income, excluding non-cash and other reconciling items, which includes the add-back of depreciation and amortization, deferred income taxes, stock-based compensation and other non-cash items (primarily, provision for doubtful accounts and periodic pension costs) and (ii) cash flow used for, or generated from, working capital, excluding cash and cash equivalents. Our cash flow from operations is typically negatively affected by seasonal working capital trends during the third fiscal quarter of the year. Cash utilized by working capital changes was $139.2 million during the third quarter of fiscal 2013, including a decrease in accounts payable of $426.8 million and an increase in inventory of $53.9 million, partially offset by a decrease in accounts receivable of $397.0 million. Net days outstanding have not changed significantly as there has not been a significant change in terms provided to customers nor have customers significantly changed their payment patterns. Comparatively, cash utilized by working capital changes was $184.7 million during the third quarter of fiscal 2012, including decreases in payables, receivables and inventory of $398.7 million, $175.3 million and $73.1 million, respectively.
Cash Flow from Financing Activities
During the third quarter and first nine months of fiscal 2013, the Company received proceeds of $88.2 million and made repayments of $450.3 million, respectively, under the Company's senior unsecured revolving credit facility and accounts receivable securitization program. During the first nine months of fiscal 2013, the Company received proceeds of $349.3 million as a result of the issuance of $350.0 million of 4.875% notes due 2022 and used $207.2 million of cash to repurchase common stock under the share repurchase program authorized by the Company's Board of Directors (see Part II, Item 2. Unregistered Sales of Equity Securities and Use of Proceeds in this Form 10-Q). During the third quarter and first nine months of fiscal 2012, the Company received net proceeds of $110.4 million and $578.5 million, respectively, primarily from borrowings under the accounts receivable securitization program and bank credit facilities. In addition, during the third quarter and first nine months of fiscal 2012 the Company used $27.9 million and $248.8 million, respectively, of cash to repurchase common stock under the share repurchase program.
Cash Flow from Investing Activities
During the third quarter and first nine months of fiscal 2013, the Company used $73.1 million and $244.1 million, respectively, of cash for acquisitions, net of cash acquired, and received proceeds of $3.6 million, net of cash divested, in the first nine months of fiscal 2013 for an earn-out payment associated with a divestiture completed in a prior year and a small divestiture in TS Asia. During the third quarter and first nine months of fiscal 2013, the Company used $20.1 million and $75.4 million, respectively, for capital expenditures primarily related to system development costs and computer hardware and software purchases. During the third quarter and first nine months of fiscal 2012, the Company used $122.0 million and $229.5 million, respectively, of cash for acquisitions, net of cash acquired, and $24.5 million and $95.4 million, respectively, for capital expenditures primarily related to system development costs and computer hardware and software expenditures.
Capital Structure and Contractual Obligations
The following table summarizes the Company’s capital structure as of the end of the third quarter of fiscal 2013 with a comparison to fiscal 2012 year-end:

	March 30, 2013	% of Total Capitalization	June 30, 2012	% of Total Capitalization
	(Dollars in thousands)
Short-term debt	$578,554	9.4%	$872,404	14.4%
Long-term debt	1,501,050	24.3	1,271,985	21.0
Total debt	2,079,604	33.7	2,144,389	35.4
Shareholders’ equity	4,083,702	66.3	3,905,732	64.6
Total capitalization	$6,163,306	100.0%	$6,050,121	100.0%

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
Financing Transactions
The Company has a five-year $1.0 billion senior unsecured revolving credit facility (the "2012 Credit Facility") with a syndicate of banks that expires in November 2016. Under the 2012 Credit Facility, the Company may elect from various interest rate options, currencies and maturities. As of the end of the third quarter of fiscal 2013, there were no borrowings outstanding under the 2012 Credit Facility; however, letters of credit aggregating $13.3 million have been issued under the 2012 Credit Facility, which represent the utilization of borrowing capacity but are not recorded in the consolidated balance sheet as the letters of credit are not debt. As of June 30, 2012, there were $110.1 million in borrowings outstanding included in “long-term debt” in the consolidated financial statements and $17.2 million in letters of credit issued.
In August 2012, the Company amended its accounts receivable securitization program (the "Securitization Program" or “Program”) with a group of financial institutions to allow the Company to sell, on a revolving basis, an undivided interest of up to $800.0 million ($750.0 million prior to the amendment) in eligible receivables while retaining a subordinated interest in a portion of the receivables. The Program does not qualify for sale treatment and, as a result, any borrowings under the Program are recorded as debt on the consolidated balance sheet. The Program has a one year term that expires in August 2013. There were $411.0 million in borrowings outstanding under the Program at March 30, 2013 and $670.0 million outstanding at June 30, 2012.
In November 2012, the Company issued $350,000,000 of 4.875% Notes due December 1, 2022. The Company received proceeds of $349,258,000 from the offering, net of discount and paid $2,275,000 of underwriting fees.

Notes outstanding at March 30, 2013 consisted of:

•	$300.0 million of 5.875% Notes due March 15, 2014

•	$250.0 million of 6.00% Notes due September 1, 2015

•	$300.0 million of 6.625% Notes due September 15, 2016

•	$300.0 million of 5.875% Notes due June 15, 2020

•	$350.0 million of 4.875% Notes due December 1, 2022
In addition to its primary financing arrangements, the Company has several small lines of credit in various locations to fund the short-term working capital, foreign exchange, overdraft and letter of credit needs of its wholly owned subsidiaries in EMEA, Asia and Canada. Avnet generally guarantees its subsidiaries’ obligations under these facilities.
Covenants and Conditions
The 2012 Credit Facility contains certain covenants with various limitations on debt incurrence, dividends, investments and capital expenditures and also includes financial covenants requiring the Company to maintain minimum interest coverage and leverage ratios. Management does not believe that the covenants in the 2012 Credit Facility limit the Company’s ability to pursue its intended business strategy or future financing needs. The Company was in compliance with all covenants of the 2012 Credit Facility as of March 30, 2013.
The Program requires the Company to maintain certain minimum interest coverage and leverage ratios in order to continue utilizing the Program. The Program also contains certain covenants relating to the quality of the receivables sold. If these conditions are not met, the Company may not be able to borrow any additional funds and the financial institutions may consider this an amortization event, as defined in the agreement, which would permit the financial institutions to liquidate the accounts receivables sold to cover any outstanding borrowings. Circumstances that could affect the Company’s ability to meet the required covenants and conditions of the Program include the Company’s ongoing profitability and various other economic, market and industry factors. Management does not believe that the covenants under the Program limit the Company’s ability to pursue its intended business strategy or future financing needs. The Company was in compliance with all covenants of the Program as of March 30, 2013.
See Liquidity below for further discussion of the Company’s availability under these various facilities.
Liquidity
As mentioned previously, the Company amended its accounts receivable securitization program in August 2012 to increase the borrowing capacity from $750.0 million to $800.0 million. As of the end of the third quarter of fiscal 2013, the Company had a combined total borrowing capacity of $1.8 billion under the 2012 Credit Facility and the Program. There were no borrowings outstanding and $13.3 million in letters of credit issued under the 2012 Credit Facility and $411.0 million outstanding under the Program, resulting in $1.4 billion of net availability at the end of the third quarter of fiscal 2013. During the third quarter of fiscal 2013, the Company had an average daily balance outstanding under the 2012 Credit Facility of approximately $6 million and approximately $480 million under the Program. During the third quarter of fiscal 2012, the Company had an average daily balance outstanding under the 2012 Credit Facility of approximately $135 million and approximately $670 million under the Program.
The Company had cash and cash equivalents of $820.9 million as of March 30, 2013, of which $747.5 million was held outside the U.S. As of June 30, 2012, the Company had cash and cash equivalents of $1.01 billion, of which $874.0 million was held outside of the U.S. Liquidity is subject to many factors, such as normal business operations as well as general economic, financial, competitive, legislative, and regulatory factors that are beyond the Company’s control. Cash balances generated and held in foreign locations are used for on-going working capital, capital expenditure needs and to support acquisitions. These balances are currently expected to be permanently reinvested outside the U.S. If these funds were needed for general corporate use in the U.S., the Company would incur significant income taxes to repatriate cash held in foreign locations but only to the extent the repatriated cash is in excess of outstanding intercompany loans due to Avnet, Inc. from the foreign subsidiaries. In addition, local government regulations may restrict the Company’s ability to move funds among various locations under certain circumstances. Management does not believe such restrictions would limit the Company’s ability to pursue its intended business strategy.
During the first nine months of fiscal 2013, the Company utilized $244.1 million of cash, net of cash acquired, for acquisitions. The Company has been making and expects to continue to make strategic investments through acquisition activity to the extent the investments strengthen Avnet’s competitive position and meet management’s return on capital thresholds.

In addition to continuing to make investments in acquisitions, the Company may repurchase up to an aggregate of $750.0 million of shares of the Company’s common stock through a share repurchase program approved by the Board of Directors in August 2011 of $500.0 million and an additional $250.0 million approved by the Board in August 2012. The Company plans to repurchase stock from time to time at the discretion of management, subject to strategic considerations, market conditions and other factors. The Company may terminate or limit the stock repurchase program at any time without prior notice. The timing and actual number of shares purchased will depend on a variety of factors such as price, corporate and regulatory requirements, and prevailing market conditions. During the first nine months of fiscal 2013, the Company repurchased 6.6 million shares at average market price of $30.15 per share for total cost of $199.6 million. There were no repurchases during the third quarter of fiscal 2013. Since the beginning of the repurchase program through the end of the first nine months of fiscal 2013, the Company has repurchased 17.9 million shares of stock at an aggregate cost of $525.5 million. (See Part II, Item 2. Unregistered Sales of Equity Securities and Use of Proceeds in this Form 10-Q for further information.) Shares repurchased were retired.
During periods of weakening demand in the electronic component and enterprise computer solutions industry, the Company typically generates cash from operating activities. Conversely, the Company is also more likely to use operating cash flows for working capital requirements during periods of higher growth. During the third quarter and first nine months of fiscal 2013, the Company generated $22.0 million and $429.4 million, respectively, of cash from operations as revenue declined and has generated $688.7 million of cash from operations over the trailing twelve month period. Management believes that Avnet’s borrowing capacity, its current cash availability and the Company’s expected ability to generate operating cash flows in the future are sufficient to meet its projected financing needs.
During February 2013, the Venezuelan government changed its official exchange rate to 6.3 Venezuelan bolivars per dollar, effectively creating one official exchange rate and devaluing its currency. The Company incurred a loss of $2.6 million during the third quarter of fiscal 2013 associated with this devaluation.
COMPARATIVE ANALYSIS — LIQUIDITY
(Dollars in millions)
The following table highlights the Company’s liquidity and related ratios as of the end of the third quarter of fiscal 2013 with a comparison to the fiscal 2012 year-end:

	March 30, 2013	June 30, 2012	Percentage Change
Current Assets	8,104.3	8,254.4	(1.8)%
Quick Assets	5,599.0	5,614.2	(0.3)
Current Liabilities	4,440.6	4,798.7	(7.5)
Working Capital (1)	3,663.7	3,455.7	6.0
Total Debt	2,079.7	2,144.4	(3.0)
Total Capital (total debt plus total shareholders’ equity)	6,163.4	6,050.1	1.9
Quick Ratio	1.3:1	1.2:1
Working Capital Ratio	1.8:1	1.7:1
Debt to Total Capital	33.7%	35.4%
_____________________

(1)	This calculation of working capital is defined as current assets less current liabilities.
The Company’s quick assets (consisting of cash and cash equivalents and receivables) decreased 0.3% since fiscal year end primarily due to a decrease in cash partially offset by an increase in receivables. These factors, when combined with a decrease in inventory, led to a decrease in current assets of 1.8%. Current liabilities decreased 7.5% primarily due to a decrease in short-term borrowings. The decrease in current assets and liabilities was partially offset by the impact of the change in foreign currency exchange spot rates since fiscal year end. As a result of the factors noted above, total working capital increased by 6.0% during the first nine months of fiscal 2013. Total debt decreased by 3.0%, primarily due to the decrease in borrowings under the 2012 Credit Facility and the Program, total capital increased by 1.9% and the debt to capital ratio decreased as compared with June 30, 2012 to 33.7%.
Recently Issued Accounting Pronouncements
In March 2013, the Financial Accounting Standards Board ("FASB") issued Accounting Standards Update No. 2013-05, "Parent's Accounting for the Cumulative Translation Adjustment upon Derecognition of Certain Subsidiaries or Groups of Assets

within a Foreign Entity or of an Investment in a Foreign Entity" ("ASU No. 2013-05"), which clarifies preexisting guidance regarding the treatment of cumulative translation adjustments when a parent either sells a part or all of its investment in a foreign entity. ASU No. 2013-05 is effective for fiscal years beginning after December 2014, and interim and annual periods thereafter. The Company has reviewed the main provisions of ASU No. 2013-05 and believes that adoption of this update will not have a material impact on the company's financial position or results of operations.

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
See Liquidity and Capital Resources — Financing Transactions appearing in Item 2 of this Form 10-Q for further discussion of the Company’s financing facilities and capital structure. As of March 30, 2013, 75% of the Company’s debt bears interest at a fixed rate and 25% of the Company’s debt bears interest at variable rates. Therefore, a hypothetical 1.0% (100 basis points) increase in interest rates would result in a $1.3 million impact on income before income taxes in the Company’s consolidated statement of operations for the quarter ended March 30, 2013.

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
During the third quarter of fiscal 2013, the Company implemented an ERP system to support businesses in the EMEA region. This implementation has resulted in changes to certain internal controls over financial reporting. The Company performed pre- and post-implementation procedures to ensure the effectiveness of the internal controls over financial reporting. There were no other changes to the Company’s internal control over financial reporting (as defined in Rule 13a-15(f) of the Exchange Act) that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

•	risks relating to acquisitions and investments;

•	cyclicality in the technology industry, particularly in the semiconductor sector;

•	allocation of products by suppliers; and

•	legislative or regulatory changes affecting Avnet’s businesses.
Any forward-looking statement speaks only as of the date on which that statement is made. Except as required by law, the Company assumes no obligation to update any forward-looking statement to reflect events or circumstances that occur after the date on which the statement is made.

The discussion of Avnet’s business and operations should be read together with the risk factors contained in Item 1A of its 2012 Annual Report on Form 10-K, filed with the Securities and Exchange Commission, which describe various risks and uncertainties to which the Company is or may become subject. These risks and uncertainties have the potential to affect Avnet’s business, financial condition, results of operations, cash flows, strategies or prospects in a material and adverse manner. As of March 30, 2013, there have been no material changes to the risk factors set forth in the Company’s 2012 Annual Report on Form 10-K.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds
In August 2011, the Company’s Board of Directors (the "Board") approved the repurchase of up to $500 million of the Company’s common stock through a share repurchase program. During August 2012, the Board approved an additional $250 million for the share repurchase program. With this increase, the Company may repurchase up to a total of $750 million of the Company's common stock under the share repurchase program. As indicated in the table below, there were no such repurchases made during the third quarter ended March 30, 2013. The following table also includes information related to the Company’s purchases made on the open market to obtain shares for the Company’s Employee Stock Purchase Plan (“ESPP”), which is not part of a publicly announced plan:

	Total Number of Shares Purchased (1)	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares That May Yet Be Purchased Under the Plans or Programs
Period
January	4,400	$32.11	—	$224,475,000
February	4,700	$36.43	—	$224,475,000
March	4,400	$34.76	—	$224,475,000
_____________________

(1)	Consists of purchases of Avnet’s common stock associated with the Company’s ESPP as follows: 4,400 shares in January, 4,700 shares in February and 4,400 shares in March.

Item 6.	Exhibits

Exhibit
Number	Exhibit
21*	List of subsidiaries of the Company as of March 30, 2013.

31.1*	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2*	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1**	Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2**	Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS*	XBRL Instance Document.

101.SCH*	XBRL Taxonomy Extension Schema Document.

101.DEF*	XBRL Taxonomy Extension Definition Linkbase Document.

101.CAL*	XBRL Taxonomy Extension Calculation Linkbase Document.

101.LAB*	XBRL Taxonomy Extension Label Linkbase Document.

101.PRE*	XBRL Taxonomy Extension Presentation Linkbase Document.
_____________________

*	Filed herewith.
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
Date: April 26, 2013