Form 10-K
period 2013-06-29
AVNET INC
filed 2013-08-09
CIK 8858

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
__________________________________________________
Form 10-K

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended June 29, 2013
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
The aggregate market value (approximate) of the registrant’s common equity held by non-affiliates based on the closing price of a share of the registrant’s common stock for New York Stock Exchange composite transactions on December 28, 2012 (the last business day of the registrant’s most recently completed second fiscal quarter) was $4,058,517,453.
As of July 26, 2013, the total number of shares outstanding of the registrant’s Common Stock was 137,153,362 shares, net of treasury shares.
DOCUMENTS INCORPORATED BY REFERENCE
Portions of the registrant’s definitive proxy statement (to be filed pursuant to Reg. 14A) relating to the Annual Meeting of Shareholders anticipated to be held on November 8, 2013 are incorporated herein by reference in Part III of this Report.

PART I

Item 1. Business
Avnet, Inc., incorporated in New York in 1955, together with its consolidated subsidiaries (the “Company” or “Avnet”), is one of the world’s largest value-added distributors, based on sales, of electronic components, enterprise computer and storage products, IT services and embedded subsystems. Avnet creates a vital link in the technology supply chain that connects the world’s leading electronic component and computer product manufacturers and software developers with a global customer base of original equipment manufacturers (“OEMs”), electronic manufacturing services (“EMS”) providers, original design manufacturers (“ODMs”), and value-added resellers (“VARs”). Avnet distributes electronic components, computer products and software, as received from its suppliers or through a customized solution, and offers assembly and other value-added services. In addition, Avnet provides engineering design, materials management and logistics services, system integration and configuration, and supply chain services customized to meet specific requirements of both customers and suppliers.
Organizational Structure
Avnet has two primary operating groups — Electronics Marketing (“EM”) and Technology Solutions (“TS”). Both operating groups have operations in each of the three major economic regions of the world: the Americas; Europe, the Middle East and Africa (“EMEA”); and Asia/Pacific, consisting of Asia, Australia and New Zealand (“Asia” or “Asia/Pac”). Each operating group has its own management team led by a group president and includes regional presidents and senior executives within the operating group who manage various functions within the businesses. Each operating group also has distinct financial reporting that is evaluated at the corporate level on which operating decisions and strategic planning for the Company as a whole are made. Divisions exist within each operating group that serve primarily as sales and marketing units to further streamline the sales and marketing efforts within each operating group and enhance each operating group’s ability to work with its customers and suppliers, generally along more specific product lines or geographies. However, each division relies heavily on the support services provided by the operating group as well as centralized support at the corporate level.
Avnet’s operating groups and their sales are as follows:

Region	Fiscal 2013 Sales	Percentage of Sales
	(Millions)
EM Americas	$5,263.8	20.7%
EM EMEA	4,096.0	16.1
EM Asia	5,734.6	22.5
Total EM	15,094.4	59.3
TS Americas	5,452.8	21.4
TS EMEA	3,181.9	12.5
TS Asia	1,729.8	6.8
Total TS	10,364.5	40.7
Total Avnet	$25,458.9	100.0%
A description of each operating group and its businesses is presented below. Further financial information by operating group and geography is provided in Note 16 to the consolidated financial statements appearing in Item 15 of this Report.
Electronics Marketing
EM markets and sells semiconductors, interconnect, passive and electromechanical devices (“IP&E”) and embedded products for the world’s leading electronic component manufacturers. EM markets and sells its products and services to a diverse customer base serving many end-markets including automotive, communications, computer hardware and peripherals, industrial and manufacturing, medical equipment, and defense and aerospace. EM also offers an array of value-added services that help customers evaluate, design-in and procure electronic components throughout the lifecycle of their technology products and systems. By working with EM, customers and suppliers can accelerate their time to market and realize cost efficiencies in both the design and manufacturing process.

EM Design Chain Services
EM offers design chain services that provide engineers a host of technical design solutions in support of the sales process of complex products and technologies. With access to a suite of design tools and engineering services from any point in the design cycle, customers can get product specifications along with evaluation kits and reference designs that enable a broad range of applications from concept through detailed design including new product introduction. EM also offers engineering and technical resources deployed globally to support product design, bill of materials development, design services and technical education and training. By utilizing EM’s design chain services, customers can optimize their component selection and accelerate their time to market.
EM Supply Chain Services
EM supply chain services provide end-to-end solutions focused on OEMs, EMS providers and electronic component manufacturers, enabling them to optimize supply chains on a local, regional or global basis. By combining internal competencies in global warehousing and logistics, finance, information technology and asset management with its global footprint and extensive partner relationships, EM’s supply chain services develop a deeper level of engagement with its customers. These customers can continuously manage their supply chains to meet the demands of a competitive environment globally without a commensurate investment in physical assets. With proprietary planning tools and a variety of inventory management solutions, EM can provide unique solutions that meet a customer’s just-in-time requirements in a variety of scenarios including lean manufacturing, demand flow and outsourcing.
Embedded Solutions
In the Americas, Avnet Embedded provides embedded computing solutions including technical design, integration and assembly to developers of application-specific computing solutions in the non-PC market. Customers include OEMs targeting the medical, telecommunications, industrial and digital editing markets.
EM Sales and Marketing Divisions
Each of EM’s regions has sales and marketing divisions that generally focus on a specific customer segment, particular product lines or a specific geography. The divisions offer access to one of the industry’s broadest line cards and convenient one-stop shopping with an emphasis on responsiveness, engineering support, on-time delivery and quality. Certain specialty services are made available to the individual divisions through common support service units. Customers are further supported by a sophisticated e-Commerce platform, Avnet Express, which includes a host of powerful functions such as parametric search capabilities for component part selection, bill of material optimization and component cross-referencing. The site enables end-to-end online service from part and inventory searches, price checking and ordering to online payment. EM Americas addresses the needs of its customers and suppliers through focused channels to service small- to medium-sized customers, global customers, defense and aerospace customers and contract manufacturers. In EMEA, divisions, which are organized by semiconductors, IP&E products and supply chain services, address customers on both a pan-European and regional basis. EM Asia goes to market with sales and marketing divisions within China, South Asia, Australia, New Zealand and Taiwan. EM Japan has sales and marketing divisions to serve Japanese OEMs in Japan, Southeast Asia and China. All regions within EM provide the design chain services and supply chain services described above.
Technology Solutions
As a leading global IT solutions distributor, TS focuses on the value-added distribution of enterprise computing servers and systems, software, storage, services and complex solutions from the world’s foremost technology manufacturers. TS partners with its customers and suppliers to create and deliver effective data center and IT lifecycle solutions that solve the business challenges of end-user customers locally and around the world. TS serves a number of customer segments, from VARs, system integrators ("SIs") and independent software vendors ("ISVs") to the worldwide OEM market for computing technology and non-PC OEMs requiring embedded systems and solutions including engineering, product prototyping, integration and other value-added services. TS also provides the latest hard disk drives, microprocessor, motherboard and DRAM module technologies to manufacturers of general-purpose computers and system builders. TS has dedicated sales and marketing teams serving these customer segments.
Customers rely on TS' supplier relationships and experienced sales, marketing, technical and financial experts to help them identify and capitalize on business opportunities in high-growth technology, vertical markets and geographic services to close deals quickly and profitably. Suppliers rely on TS' technology expertise and global scale and scope to broaden their customer base and grow sales in markets around the world. TS has built an ecosystem of highly-trained and knowledgeable VARs who serve as extensions of suppliers' sales forces to deliver complex IT solutions. Unique to Avnet is its proven SolutionsPath® methodology, which offers market-specific business analysis and planning, training and enablement, and ongoing support to help partners quickly and cost effectively attain solution-selling expertise they can use to develop and deploy an array of data center solutions for high-growth market segments. Avnet SolutionsPath® includes practices dedicated to vertical markets such as healthcare, government, energy, banking and retail, as well as technology practices focused on virtualization, storage, networking, security, unified communications, mobility and cloud computing.
TS also provides a robust portfolio of software, IT lifecycle and educational service offerings that expand customers' solution delivery capabilities, extend their reach and resources, and enhance project success and return on investment for deployments throughout the IT lifecycle. The TS team sells and delivers complex IT solutions to a variety of channel partners, including VARs, ISVs, SIs and OEMs. Areas of expertise include infrastructure and application management, business commerce and analytics, cloud enablement, aftermarket and IT lifecycle services, and multilingual vendor accredited training. To continue to meet customer expectations in an evolving IT ecosystem, TS is also focused on delivering single and multi-vendor converged systems.
TS continues to invest in geographic, technology and vertical markets with high growth potential via strategic, value-creating acquisitions and organic local market development. These investments ensure that TS has the critical scale and local market expertise in place when and where its customers and suppliers want to do business so that they can capture opportunities quickly and with less risk and cost.
Foreign Operations
As noted in the operating group discussions, Avnet has significant operations in all three major economic regions of the world: the Americas, EMEA and Asia/Pacific. The percentage of Avnet’s consolidated sales by region is presented in the following table:

	Percentage of Sales for Fiscal Year
Region	2013	2012	2011
Americas	42%	45%	43%
EMEA	29	29	32
Asia/Pac	29	26	25
	100%	100%	100%
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
Acquisitions
Avnet has historically pursued a strategic acquisition program to further its strategic objectives and support key business initiatives. This program was a significant factor in Avnet becoming one of the largest value-added distributors of electronic components, enterprise computer and storage products, IT services and embedded subsystems. Avnet expects to continue to pursue strategic acquisitions to expand its market presence, increase its scale and scope, and increase its product or service offerings.
During fiscal 2013, the Company completed 12 acquisitions with aggregate annualized revenue of approximately $1.18 billion. See Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations in Part II of this Form 10-K for additional information on acquisitions completed during fiscal 2013, 2012 and 2011.
Major Products
One of Avnet’s competitive strengths is the breadth and quality of the suppliers whose products it distributes. IBM products accounted for approximately 12%, 11% and 12% of the Company’s consolidated sales during fiscal 2013, 2012 and 2011, respectively, and was the only supplier from which sales of its products exceeded 10% of consolidated sales. Listed in the table below are the major product categories and the Company’s approximate sales of each during the past three fiscal years:

	Years Ended
	June 29, 2013	June 30, 2012	July 2, 2011
	(Millions)
Semiconductors	$13,720.8	$13,461.6	$14,149.3
Computer products	9,346.0	9,984.4	10,284.6
Connectors	687.6	667.5	1,041.4
Passives, electromechanical and other	1,704.5	1,594.0	1,059.1
	$25,458.9	$25,707.5	$26,534.4
Competition & Markets
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
A key competitive factor in the electronic component and computer product distribution industry is the need to carry a sufficient amount of inventory to meet customers’ rapid delivery requirements. To minimize its exposure related to valuation of inventory on hand, the majority of the Company’s products are purchased pursuant to non-exclusive distributor agreements, which typically provide certain protections for product obsolescence and price erosion. These agreements are generally cancelable upon 30 to 180 days’ notice and, in most cases, provide for inventory return privileges upon cancellation. In addition, the Company enhances its competitive position by offering a variety of value-added services, which entail the performance of services and/or processes tailored to individual customer specifications and business needs such as point of use replenishment, testing, assembly, supply chain management and materials management. For the year ended June 29, 2013, sales of services constituted less than 10% of our total revenues.
A competitive advantage is the size of the supplier base. Because of the number of Avnet’s suppliers, many customers can simplify their procurement process and make all of their required purchases from Avnet, rather than purchasing from several different vendors.
Seasonality
Historically, Avnet’s business has not been materially impacted by seasonality, with the exception of a relatively minor impact on consolidated results from the growth in revenues in the TS business during the December quarter primarily driven by the calendar year end of key suppliers and customers.
Number of Employees
At June 29, 2013, Avnet had approximately 18,500 employees.
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
The Company's results, operations and prospects depend significantly on worldwide economic conditions, the demand for its products and services, and the financial condition of its customers and suppliers. Economic weakness and uncertainty, including ongoing macroeconomic issues in many countries, have in the past resulted, and may result in the future, in decreased revenues, margins, earnings and impairments to long-lived assets, including goodwill and other intangible assets. Economic weakness and uncertainty also make it more difficult for the Company to manage inventory levels and/or collect customer receivables, which may result in reduced access to liquidity and higher financing costs.
The electronics component and computer industries are highly competitive and if the Company fails to compete effectively, its revenues, gross profit margins and prospects may decline.
The market for the Company's products and services is very competitive and subject to rapid technological advances, new market entrants, changes in industry standards and changes in customer needs. Not only does the Company compete with other global distributors, it also competes for customers with regional distributors and some of the Company's own suppliers that maintain direct sales efforts. The Company's failure to maintain and enhance its competitive position could adversely affect its business and prospects. Furthermore, the Company's efforts to compete in the marketplace could cause deterioration of gross profit margins and, thus, overall profitability.

The size of the Company's competitors vary across market sectors, as do the resources the Company has allocated to the sectors and geographic areas in which it does business. Therefore, some competitors may have greater financial, personnel, capacity and other resources or a more extensive customer base than the Company has in one or more of its market sectors and geographic areas, which may result in the Company not being able to effectively compete in certain markets which could impact the Company's profitability and prospects.
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
One of the Company's competitive strengths is the breadth and quality of the suppliers whose products the Company distributes. However, sales of products and services from one of the Company's suppliers, IBM, accounted for approximately 12% of the Company's consolidated sales in fiscal year 2013. Management expects IBM products and services to continue to account for roughly a similar percentage of the Company's consolidated sales in fiscal year 2014. The Company's contracts with its suppliers, including those with IBM, vary in duration and are generally terminable by either party at will upon notice. To the extent IBM or other primary suppliers significantly reduce their volume of business with the Company in the future, because of a product shortage, an unwillingness to do business with Avnet, or otherwise, the Company's business and relationships with its customers could be materially and adversely affected because its customers depend on the Company's distribution of electronic components and computer products from the industry's leading suppliers. In addition, to the extent that any of the Company's key suppliers modify the terms of their contracts including, without limitation, the terms regarding price protection, rights of return, rebates or other terms that protect or enhance the Company's gross margins, it could materially and adversely affect the Company's results of operations, financial condition or liquidity.
The Company's non-U.S. locations represent a significant portion of its revenue, and consequently, the Company is increasingly exposed to risks associated with operating internationally.
During fiscal year 2013, 2012 and 2011, approximately 63%, 61% and 62%, respectively, of the Company's sales came from its operations outside the United States. As a result of the Company's foreign sales and locations, in particular those in emerging and developing economies, the Company's operations are subject to a variety of risks that are specific to international operations, including, but not limited to, the following:

•	potential restrictions on the Company's ability to repatriate funds from its foreign subsidiaries;

•	foreign currency and interest rate fluctuations and the impact on the Company's reported results of operations;

•	import and export duties and value-added taxes;

•
compliance with foreign and domestic import and export regulations, data privacy regulations, business licensing requirements, environmental regulations and anti-corruption laws, the failure of which could result in severe penalties including monetary fines, criminal proceedings and suspension of import or export privileges;

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
In addition to the cost of compliance, the potential criminal penalties for violations of export regulations and anti-corruption laws by the Company or its third-party agents create heightened risks for the Company's international operations. In the event that a governing regulatory body determined that the Company had violated applicable import or export regulations or anti-corruption laws, the Company could be fined significant sums, incur sizable legal defense costs and/or its import or export capabilities could be restricted, which could have a material and adverse effect on the Company's business. Additionally, allegations that the Company has violated a governmental regulation may negatively impact the Company's reputation, which may result in customers or suppliers being unwilling to do business with the Company. While the Company has adopted measures designed to ensure compliance with these laws, the Company cannot be assured that such measures will be adequate or that its business will not be materially and adversely impacted in the event of an alleged violation.
The Company's acquisition strategy may not produce the expected benefits, which may adversely affect the Company's results of operations.
Avnet has made, and expects to continue to make, strategic acquisitions or investments in companies around the world to further its strategic objectives and support key business initiatives. Acquisitions and investments involve risks and uncertainties, some of which may differ from those associated with Avnet's historical operations. The risks relating to such transactions include, but are not limited to, risks relating to expanding into emerging markets and business areas, adding additional product lines and services, incurring unanticipated costs or liabilities associated with the companies acquired and diverting management's attention from existing business operations. As a result, the Company's profitability may be negatively impacted. In addition, the Company may not be successful in integrating the acquired businesses or the integration may be more difficult, costly or time-consuming than anticipated. Further, any litigation relating to a potential acquisition will result in an increase in the expenses associated with the acquisition or cause a delay in completing the acquisition, thereby impacting the Company's profitability. The Company may experience disruptions that could, depending on the size of the acquisition, have a material adverse effect on its business, especially where an acquisition target may have pre-existing non-compliance or pre-existing deficiencies or material weaknesses in internal controls as those terms are defined under relevant SEC rules and regulations. Furthermore, the Company may not realize all of the anticipated benefits from its acquisitions, which could materially and adversely affect the Company's financial performance.
Major disruptions to the Company’s logistics capability could have a material adverse impact on the Company’s operations.
The Company's global logistics services are operated through specialized, centralized or outsourced distribution centers around the globe. The Company also depends almost entirely on third-party transportation service providers for the delivery of products to its customers. A major interruption or disruption in service at one or more of its distribution centers for any reason (such as natural disasters, pandemics, or significant disruptions of services from our third-party providers) could cause cancellations or delays in a significant number of shipments to customers and, as a result, could have a severe impact on the Company's business, operations and financial performance.
If the Company’s internal information systems fail to function properly, or if the Company is unsuccessful in the integration or upgrade of information systems, its business operations could suffer.
The Company's expanding operations put increasing pressure on the Company's information systems to facilitate the day-to-day operations of the business and to produce timely, accurate and reliable reports on financial and operational results. Currently, the Company's global operations are tracked with multiple information systems, some of which are subject to ongoing IT projects designed to streamline or optimize the Company's global information systems. There is no guarantee that the Company will be successful at all times in these efforts or that there will not be integration difficulties that will adversely affect the Company's ability to complete business transactions timely or the accurate and timely recording and reporting of financial data. In addition, the Company's information technology is subject to cybersecurity breaches, computer hacking or other general system failures. Maintaining and operating these systems requires continuous investments. A security breach could result in sensitive data being manipulated or exposed to unauthorized persons or to the public. A failure of any of these information systems in a way described above or material difficulties in upgrading these information systems could have material adverse effects on the Company's business and its compliance with reporting obligations under federal securities laws.
Declines in the value of the Company's inventory or unexpected order cancellations by the Company's customers could materially and adversely affect its business, results of operations, financial condition and liquidity.
The electronic components and computer products industries are subject to rapid technological change, new and enhanced products, changes in customer needs and changes in industry standards, which can contribute to a decline in value or obsolescence of inventory. Regardless of the general economic environment, it is possible that prices will decline due to a decrease in demand or an oversupply of products and, as a result of the price declines, there may be greater risk of declines in inventory value. Although it is the policy of many of the Company's suppliers to offer distributors like Avnet certain protections from the loss in value of inventory (such as price protection and limited rights of return), the Company cannot be assured that such policies will fully compensate for the loss in value, or that the vendors will choose to, or be able to, honor such agreements, some of which are not documented and, therefore, subject to the discretion of the vendor. In addition, the majority of the Company's sales are typically made pursuant to individual purchase orders, and the Company generally does not have long-term supply arrangements with its customers. Generally, the Company's customers may cancel orders 30 days prior to shipment with minimal penalties. The Company cannot be assured that unforeseen new product developments, declines in the value of the Company's inventory or unforeseen order cancellations by its customers will not materially and adversely affect the Company's business, results of operations, financial condition or liquidity.
Substantial defaults by the Company's customers on its accounts receivable or the loss of significant customers could have a significant negative impact on the Company's business, results of operations, financial condition or liquidity.
A significant portion of the Company's working capital consists of accounts receivable from customers. If customers responsible for a significant amount of accounts receivable were to become insolvent or otherwise unable to pay the amount they owe the Company, or were to become unwilling or unable to make such payments in a timely manner, the Company's business, results of operations, financial condition or liquidity could be adversely affected. An economic or industry downturn could adversely and materially affect the servicing of these accounts receivable, which could result in longer payment cycles, increased collection costs and defaults in excess of management's expectations. A significant deterioration in the Company's ability to collect on accounts receivable could also impact the cost or availability of financing under its accounts receivable securitization program (see Financing Transactions appearing in Item 7 of this Report).
The Company may not have adequate or cost-effective liquidity or capital resources.
The Company's ability to satisfy its cash needs depends on its ability to generate cash from operations and to access the financial markets, both of which are subject to general economic, financial, competitive, legislative, regulatory and other factors that are beyond the Company's control.
The Company may need to satisfy its cash needs through external financing. However, external financing may not be available on acceptable terms or at all. As of June 29, 2013, Avnet had total debt outstanding of approximately $2.05 billion under various notes and committed and uncommitted lines of credit with financial institutions. The Company needs cash to make interest payments on, and to refinance, this indebtedness and for general corporate purposes, such as funding its ongoing working capital and capital expenditure needs. Under the terms of any external financing, the Company may incur higher than expected financing expenses and become subject to additional restrictions and covenants. Any material increase in the Company's financing costs could have a material adverse effect on its profitability.
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
The Company is subject to various federal, state, local and foreign laws and regulations addressing environmental and other impacts from product disposal, use of hazardous materials in products, recycling of products at the end of their useful life and other related matters. While the Company strives to ensure it is in full compliance with all applicable regulations, certain of these regulations impose liability without fault. Additionally, the Company may be held responsible for the prior activities of an entity it acquired. Failure to comply with these regulations could result in substantial costs, fines and civil or criminal sanctions, as well as third-party claims for property damage or personal injury. Further, environmental laws may become more stringent over time, imposing greater compliance costs and increasing risks and penalties associated with violations.
Tax legislation initiatives or challenges to the Company's tax positions could impact the Company's results of operations and financial condition.
As a multinational corporation, the Company is subject to the tax laws and regulations of the United States federal, state and local governments and of many international jurisdictions. From time to time, legislation may be enacted that could adversely affect the Company's tax positions. There can be no assurance that our effective tax rate and the resulting cash flow will not be adversely affected by these potential changes in regulations. The tax laws and regulations of the various countries where the Company has operations are extremely complex and subject to varying interpretations. Although the Company believes that its historical tax positions are sound and consistent with applicable laws, regulations and existing precedent, there can be no assurance that these tax positions will not be challenged by relevant tax authorities or that the Company would be successful in any such challenge.
If the Company fails to maintain effective internal controls, it may not be able to report its financial results accurately or timely or prevent or detect fraud, which could have a material adverse effect on the Company’s business or the market price of the Company's securities.
Effective internal controls are necessary for the Company to provide reasonable assurance with respect to its financial reports and to effectively prevent or detect fraud. If the Company cannot provide reasonable assurance with respect to its financial reports and effectively prevent or detect fraud, its brand and operating results could be harmed. Pursuant to the Sarbanes-Oxley Act of 2002, the Company is required to furnish a report by management on internal control over financial reporting, including management's assessment of the effectiveness of such control. Internal control over financial reporting may not prevent or detect misstatements because of its inherent limitations, including the possibility of human error, the circumvention or overriding of controls, or fraud. Therefore, even effective internal controls cannot provide absolute assurance with respect to the preparation and fair presentation of financial statements. In addition, projections of any evaluation of effectiveness of internal control over financial reporting to future periods are subject to the risk that the control may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate. If the Company fails to maintain the adequacy of its internal controls, including any failure to implement required new or improved controls, or if the Company experiences difficulties in their implementation, the Company's business and operating results could be harmed, and the Company could fail to meet its reporting obligations, which could have a material adverse effect on its business or the market price of the Company's securities.

Item 1B. Unresolved Staff Comments
Not applicable.
Item 2. Properties
The Company owns and leases approximately 1,558,000 and 6,391,000 square feet of space, respectively, of which approximately 42% is located in the United States. The following table summarizes certain of the Company’s key facilities.

Location	Sq. Footage	Leased or Owned	Primary Use
Poing, Germany	423,000	Leased	EM warehousing, value-added operations and offices
Chandler, Arizona	399,000	Owned	EM warehousing and value-added operations
Tongeren, Belgium	388,000	Owned	EM and TS warehousing and value-added operations
Grove City, Ohio	297,000	Leased	EM warehousing, integration and value-added operations
Poing, Germany	296,000	Owned	EM warehousing, value-added operations and offices
Groveport, Ohio	266,000	Leased	TS warehousing, integration and value-added operations
Chandler, Arizona	231,000	Leased	EM warehousing, integration and value-added operations
Atlanta, Georgia	195,000	Leased	TS warehousing, integration and value-added operations
Hong Kong, China	181,000	Leased	EM warehousing and value-added operations
Phoenix, Arizona	176,000	Leased	Corporate and EM headquarters
Coppell, Texas	174,000	Leased	EM warehousing, integration and value-added operations
Nettetal, Germany	137,000	Owned	EM warehousing, value-added operations and offices
Tempe, Arizona	132,000	Leased	TS headquarters
Nettetal, Germany	126,000	Owned	TS warehousing, value-added operations and offices
Nogales, Mexico	124,000	Leased	EM warehousing and value-added operations

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
Item 4. Mine Safety Disclosures
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
The Company’s common stock is listed on the New York Stock Exchange under the symbol AVT. Quarterly high and low sales closing prices (as reported for the New York Stock Exchange composite transactions) for the last two fiscal years were:

	2013		2012
Fiscal Quarters	High	Low	High	Low
1st	$33.51	$28.91	$32.86	$24.19
2nd	31.62	27.01	31.73	24.77
3rd	36.86	30.61	36.83	31.02
4th	35.39	31.54	36.65	29.23
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
Record Holders
As of July 26, 2013, there were 3,330 registered holders of record of Avnet’s common stock.
Equity Compensation Plan Information as of June 29, 2013

Plan Category	Number of Securities to be Issued Upon Exercise of Outstanding Options, Warrants and Rights		Weighted-Average Exercise Price of Outstanding Options, Warrants and Rights	Number of Securities Remaining Available for Future Issuance Under Equity Compensation Plans (Excluding Securities Reflected in Column (a))
	(a)		(b)	(c)
Equity compensation plans approved by security holders	5,559,753	(1)	$26.65	2,995,588	(2)
______________________

(1)
Includes 2,579,188 shares subject to options outstanding and 2,009,510 stock incentive shares and 971,055 performance shares awarded but not yet delivered. Included in the performance shares is the number of shares anticipated to be issued in the first quarter of fiscal 2014 relating to the level of achievement reached under the performance share program,that ended on June 29, 2013 (see Note 12 in the Notes to Consolidated Financial Statements included in Item 15 of this Report)

(2)	Does not include 432,789 shares available for future issuance under the Employee Stock Purchase Plan, which is a non-compensatory plan.
Stock Performance Graphs and Cumulative Total Returns
The graph below compares the cumulative 5-year total return of holders of Avnet, Inc.’s common stock with the cumulative total returns of the S&P 500 index and certain of Avnet’s peer companies in the electronics distribution industry. The graph tracks the performance of a $100 investment in Avnet’s common stock, in the peer group, and the index (with the reinvestment of all dividends) from June 28, 2008 to June 29, 2013. The companies comprising the peer group that Avnet has historically used are: Agilysys, Inc., Anixter International, Inc., Arrow Electronics, Inc., Ingram Micro, Inc., Insight Enterprises, Inc., Scansource, Inc., Synnex Corp. and Tech Data Corp. Brightpoint, Inc. terminated its registration with the SEC as a result of it being acquired and, therefore, is not included in the graph below.

COMPARISON OF 5 YEAR CUMULATIVE TOTAL RETURN*

Among Avnet, Inc., the S&P 500 Index, and a Peer Group

$160
$140
$120
$100
$80
$60
$40
$20
$0
6/28/08
6/27/09
7/3/10
7/2/11
6/30/12
6/29/13
Avnet, Inc.
S&P 500
Peer Group

*$100 invested on 6/28/08 in stock or index, including reinvestment of dividends. Index calculated on month-end basis.

Copyright© 2013 S&P, a division of The McGraw-Hill Companies Inc. All rights reserved.

	6/28/2008	6/27/2009	7/3/2010	7/2/2011	6/30/2012	6/29/2013
Avnet, Inc.	100.00	78.11	87.04	118.15	112.01	121.96
S&P 500	100.00	73.79	84.43	110.35	116.36	140.32
Peer Group	100.00	82.26	83.84	125.55	112.07	130.55
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
Issuer Purchases of Equity Securities
In August 2011, the Company's Board of Directors (the "Board") approved the repurchase of up to $500.0 million of the Company's common stock through a share repurchase program. During August 2012, the Board approved an additional $250.0 million for the share repurchase program. With this increase, the Company may repurchase up to a total of $750.0 million of the Company's common stock under the share repurchase program. The following table includes, if any, the Company's monthly purchases of Avnet's common stock during the fourth quarter ended June 29, 2013 under the share repurchase program, which is part of a publicly announced plan, and purchases made on the open market to obtain shares for the Company's Employee Stock Purchase Plan (“ESPP”), which is not part of a publicly announced plan:

Period	Total Number of Shares Purchased(1)	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares That May Yet Be Purchased Under the Plans or Programs

April	5,600	$33.86	—	$224,475,000
May	5,500	$32.82	—	$224,475,000
June	4,400	$33.05	—	$224,475,000
______________________

(1)	Consists entirely of purchases of Avnet’s common stock associated with the Company’s ESPP.
Item 6. Selected Financial Data

	Years Ended
	June 29, 2013		June 30, 2012		July 2, 2011		July 3, 2010		June 27, 2009(a)
	(Millions, except for per share and ratio data)
Income:
Sales	$25,458.9		$25,707.5		$26,534.4		$19,160.2		$16,229.9
Gross profit	2,979.8		3,050.6		3,107.8		2,280.2		2,023.0
Operating income (loss)	626.0	(b)	884.2	(c)	930.0	(d)	635.6	(e)	(1,019.0)	(f)
Income tax provision	99.2	(b)	223.8	(c)	201.9	(d)	174.7	(e)	34.7	(f)
Net income (loss)	450.1	(b)	567.0	(c)	669.1	(d)	410.4	(e)	(1,129.7)	(f)
Financial Position:
Working capital(g)	3,535.4		3,455.7		3,749.5		3,190.6		2,688.4
Total assets	10,474.7		10,167.9		9,905.6		7,782.4		6,273.5
Long-term debt	1,207.0		1,272.0		1,273.5		1,243.7		946.6
Shareholders’ equity	4,289.1		3,905.7		4,056.1		3,009.1		2,760.9
Per Share:
Basic earnings (loss)	3.26	(b)	3.85	(c)	4.39	(d)	2.71	(e)	(7.49)	(f)
Diluted earnings (loss)	3.21	(b)	3.79	(c)	4.34	(d)	2.68	(e)	(7.49)	(f)
Book value per diluted share	30.64		26.12		26.28		19.66		18.30
Ratios:
Operating income (loss) margin on sales	2.5%	(b)	3.4%	(c)	3.5%	(d)	3.3%	(e)	(6.3)%	(f)
Net income (loss) margin on sales	1.8%	(b)	2.2%	(c)	2.5%	(d)	2.1%	(e)	(7.0)%	(f)
Return on capital	10.6%	(b)	12.9%	(c)	15.2%	(d)	14.0%	(e)	(26.6)%	(f)
Quick	1.2:1		1.2:1		1.2:1		1.4:1		1.5:1
Working capital	1.7:1		1.7:1		1.8:1		1.9:1		2.1:1
Total debt to capital	32.3%		35.4%		27.2%		29.8%		26.0%
______________________

(a)
As adjusted for the retrospective application of an accounting standard. The Financial Accounting Standards Board issued authoritative guidance that requires the issuer of certain convertible debt instruments that may be settled in cash (or other assets) on conversion to separately account for the debt and equity (conversion option) components of the instrument. The standard requires the convertible debt to be recognized at the present value of its cash flows discounted using the non-convertible debt borrowing rate at the date of issuance. The resulting debt discount from this present value calculation is to be recognized as the value of the equity component and recorded to additional paid in capital. The discounted convertible debt is then required to be accreted up to its face value and recorded as non-cash interest expense over the expected life of the convertible debt. In addition, deferred financing costs associated with the convertible debt are required to be allocated between the debt and equity components based upon relative values. During the first quarter of fiscal 2010, the Company adopted this standard; however, there was no impact to the fiscal 2010 consolidated financial statements because the Company’s 2% Convertible Senior Debentures, to which this standard applied, were extinguished in fiscal 2009. Due to the required retrospective application of this standard to prior periods, the Company adjusted the prior period comparative consolidated financial statements. The following table summarizes the adjustments to increase (decrease) previously reported balances.

Adjustments-increase (decrease)	June 27, 2009
(Millions, except per share data)
Selling, general and administrative expenses	$(0.3)
Interest expense	12.2
Income tax provision	(4.6)
Net income	(7.3)
Basic EPS	$(0.05)
Diluted EPS	$(0.05)
______________________

(b)
Includes the impact of (i) restructuring, integration and other charges, which totaled $149.5 million pre-tax, $116.4 million after tax and $0.83 per share on a diluted basis; (ii) a gain on bargain purchase and other, which totaled $31.0 million pre-tax and after tax and $0.22 per share on a diluted basis; and (iii) a tax benefit of $50.4 million and $0.36 per share on a diluted basis primarily due to the release of certain tax valuation allowances net of additional tax reserves (see Note 9 and 17 in the Notes to the Consolidated Financial Statements contained in Item 15 of this Report for further discussion of these items).

(c)
Includes the impact of (i) restructuring, integration and other charges, which totaled $73.6 million pre-tax, $53.0 million after tax and $0.35 per share on a diluted basis; (ii) a gain on bargain purchase and other, which totaled $2.9 million pre-tax, $3.5 million after tax and $0.02 per share on a diluted basis; and (iii) a tax benefit of $8.6 million and $0.06 per share on a diluted basis primarily due to the release of certain tax valuation allowances net of additional tax reserves (see Note 9 and 17 in the Notes to the Consolidated Financial Statements contained in Item 15 of this Report for further discussion of these items).

(d)
Includes the impact of (i) restructuring, integration and other charges, which totaled $77.2 million pre-tax, $56.2 million after tax and $0.36 per share on a diluted basis; (ii) a gain on bargain purchase and other which totaled $22.7 million pre-tax, $25.7 million after tax and $0.17 per share on a diluted basis; and (iii) a tax benefit of $32.9 million and $0.21 per share on a diluted basis primarily due to the release of certain tax valuation allowances net of additional tax reserves (see Note 9 and 17 in the Notes to the Consolidated Financial Statements contained in Item 15 of this Report for further discussion of these items).

(e)
Includes the impact of (i) restructuring, integration and other charges, which totaled $25.4 million pre-tax, $18.8 million after tax and $0.12 per share on a diluted basis; and (ii) a gain on sale of assets, which totaled $8.8 million pre-tax, $5.4 million after tax and $0.03 per share on a diluted basis.

(f)
Includes (i) goodwill and intangible asset impairment charges of $1.41 billion pre-tax, $1.38 billion after tax and $9.13 per share; and (ii) the impact of restructuring, integration and other charges, which totaled $99.3 million pre-tax, $34.9 million after tax and $0.23 per share.

(g)	This calculation of working capital is defined as current assets less current liabilities.

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations
For an understanding of Avnet and the significant factors that influenced the Company’s performance during the past three fiscal years, the following discussion should be read in conjunction with the description of the business appearing in Item 1 of this Report and the consolidated financial statements, including the related notes and schedule, and other information appearing in Item 15 of this Report. The Company operates on a “52/53 week” fiscal year. Fiscal 2013, 2012 and 2011 all contained 52 weeks.
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

•
Sales adjusted for certain items that impact the year-over-year analysis, which included the impact of acquisitions by adjusting Avnet’s prior periods to include the sales of businesses acquired as if the acquisitions had occurred at the beginning of the period presented. In addition, the prior year sales are adjusted for (i) two divestitures by adjusting Avnet’s prior periods to exclude the sales of the business divested as if the divestiture had occurred at the beginning of the period presented, and (ii) the transfer of the existing commercial components business from TS Americas to EM Americas that occurred in the first quarter of fiscal 2012 and the transfer of another business unit from TS Americas to EM Americas that was completed at the beginning of fiscal 2013. Sales taking into account the combination of these adjustments are referred to as “organic sales.”

•	Operating income excluding restructuring, integration and other charges incurred in fiscal 2013, 2012 and 2011. The reconciliation to GAAP is presented in the following table:

	Years Ended
	June 29, 2013	June 30, 2012	July 2, 2011
	(Thousands)
GAAP operating income	$625,981	$884,165	$929,979
Restructuring, integration and other	149,501	73,585	77,176
Adjusted operating income	$775,482	$957,750	$1,007,155
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
Results of Operations
Executive Summary
Revenue for fiscal 2013 was $25.46 billion, a decrease of 1.0% from fiscal 2012 revenue of $25.71 billion, and revenue on an organic basis was down 5.3% year over year. This decrease in revenue reflects weakness in the western regions at both operating groups due primarily to the global macroeconomic environment, partially offset by strength in Asia. EM revenue of $15.09 billion increased 1.1% over the prior year and organic revenue decreased 1.2% year over year in constant currency. This decrease in organic revenue was primarily related to the Americas region, which (i) experienced weaker demand and (ii) exited the lower margin commercial components business. TS revenue of $10.36 billion decreased 3.8% over the prior year and its organic revenue decreased 8.3% in constant currency over the prior year. This decrease in organic revenue was also attributable to weakness in the western regions.

Gross profit margin of 11.7% declined 17 basis points over the prior year. EM gross profit margin declined 52 basis points year over year due to competitive pressures most notably in the EMEA region and a higher mix of lower margin Asia revenue. TS gross profit margin improved 24 basis points year over year primarily driven by the Americas and EMEA offset by a decrease in Asia. These increases were driven primarily by the revenue mix of higher margin products and services.
Consolidated operating income margin was 2.5% as compared with 3.4% in the prior year. Both periods included restructuring, integration and other charges. Excluding these charges from both periods, operating income margin was 3.0% of sales in fiscal 2013 as compared to 3.7% of sales in the prior year. EM operating income margin decreased 90 basis points year over year to 4.1%. The decline in EM operating income margin was primarily due to lower profitability in the western regions due to lower gross profit margins, partially offset by the benefit of cost reduction actions taken. TS operating income margin decreased 27 basis points year over year to 2.7% due primarily to recent acquisitions as the related cost synergies have not yet been attained, in particular in EMEA.

Three-Year Analysis of Sales: By Operating Group and Geography

	Years Ended						Percent Change
	June 29, 2013	% of Total	June 30, 2012	% of Total	July 2, 2011	% of Total	2013 to 2012	2012 to 2011
	(Dollars in millions)
Sales by Operating Group:
EM Americas	$5,263.8	20.7%	$5,678.7	22.1%	$5,113.8	19.3%	(7.3)%	11.0%
EM EMEA	4,096.0	16.1	4,203.3	16.4	4,816.3	18.1	(2.6)	(12.7)
EM Asia	5,734.6	22.5	5,051.1	19.6	5,136.1	19.4	13.5	(1.7)
Total EM	15,094.4	59.3	14,933.1	58.1	15,066.2	56.8	1.1	(0.9)
TS Americas	5,452.8	21.4	5,820.6	22.6	6,404.7	24.1	(6.3)	(9.1)
TS EMEA	3,181.9	12.5	3,205.6	12.5	3,577.1	13.5	(0.7)	(10.4)
TS Asia	1,729.8	6.8	1,748.2	6.8	1,486.4	5.6	(1.1)	17.6
Total TS	10,364.5	40.7	10,774.4	41.9	11,468.2	43.2	(3.8)	(6.0)
Total Avnet, Inc.	$25,458.9		$25,707.5		$26,534.4		(1.0)%	(3.1)%
Sales by Geographic Area:
Americas	$10,716.6	42.1%	$11,499.3	44.8%	$11,518.5	43.4%	(6.8)%	(0.2)%
EMEA	7,277.9	28.6	7,408.9	28.8	8,393.4	31.6	(1.8)	(11.7)
Asia/Pacific	7,464.4	29.3	6,799.3	26.4	6,622.5	25.0	9.8	2.7
	$25,458.9		$25,707.5		$26,534.4

Sales
Items Impacting Year-over-Year Sales Comparisons
During the past three fiscal years, the Company acquired several businesses impacting both operating groups, as presented in the following table. To facilitate easier and more meaningful year-over-year comparisons, the discussions that follow include sales on an organic basis as well as on a reported basis.

Acquired Business	Group & Region	Approximate Annualized Revenues (1)	Acquisition Date
		(Millions)
Fiscal 2013
RTI Holdings	EM Asia	$78	April 2013
TSSLink, Inc.	TS Americas	10	December 2012
Universal Semiconductor, Inc.	EM Americas	75	December 2012
Genilogix	TS Americas	23	November 2012
Brightstar Partners, Inc.	TS Americas	14	November 2012
Magirus AG	TS EMEA	633	October 2012
Tekdata Interconnections, Limited	EM EMEA	10	October 2012
Internix, Inc.	EM Asia	264	August 2012
C.R.G. Electronics, Ltd.	EM EMEA	24	August 2012
Pepperweed Consulting	TS Americas	12	August 2012
Mattelli Limited	TS EMEA	1	July 2012
Altron GmbH & Co KG	EM EMEA	34	July 2012
Total		$1,178

Fiscal 2012
Ascendant Technology	TS Americas & TS EMEA	$86	April 2012
Nexicore Services	EM Americas	85	April 2012
Controlling interest in a non-wholly owned entity	EM Americas	62	January 2012
Pinnacle Data Systems	EM Americas	27	January 2012
Canvas Systems	TS Americas & TS EMEA	118	January 2012
Unidux Electronics Limited (Singapore)	EM Asia	145	January 2012
Round 2 Tech	EM Americas	54	January 2012
DE2 SAS	EM EMEA	11	November 2011
JC Tally Trading Co. & Shanghai FR International Trading	EM Asia	99	August 2011
Prospect Technology	EM Asia	142	August 2011
Amosdec SAS	TS EMEA	83	July 2011
Total		$912

Acquired Business	Group & Region	Approximate Annualized Revenues (1)	Acquisition Date
		(Millions)
Fiscal 2011
itX Group Ltd.	TS Asia	$160	January 2011
Center Cell	EM Americas	5	November 2010
Eurotone	EM Asia	30	October 2010
Broadband	EM Americas	8	October 2010
Unidux	EM Asia	370	July 2010
Tallard Technologies	TS Americas	250	July 2010
Bell Microproducts Inc.	EM & TS Americas TS EMEA	3,021	July 2010
Total		$3,844
______________________

(1)	Represents the approximate annual revenue for the acquired businesses’ most recent fiscal year prior to acquisition by Avnet and based upon average foreign currency exchange rates for those periods.
Sales on an organic basis also include the effects of a divestiture of a small business in TS Asia in December 2012 and the exit of a small business in EM Americas in April 2013 that generated combined annual revenues of approximately $20 million.
Fiscal 2013 Comparison to Fiscal 2012
The table below provides the comparison of reported fiscal 2013 and 2012 sales for the Company and its operating groups to organic sales (as defined earlier in this MD&A) to allow readers to better assess and understand the Company’s revenue performance by operating group.

	Sales as Reported	Acquisition/Divested Revenue	Organic Sales	2013 to 2012 Change
	(Dollars in millions)
EM	$15,094.4	$148.4	$15,242.8	(2.5)%
TS	10,364.5	153.8	10,518.3	(9.0)
Fiscal 2013	$25,458.9	$302.2	$25,761.1	(5.3)
EM	$14,933.1	$707.6	$15,640.7
TS	10,774.4	789.2	11,563.6
Fiscal 2012	$25,707.5	$1,496.8	$27,204.3
Consolidated sales for fiscal 2013 were $25.46 billion, a decrease of 1.0%, or $248.6 million, from the prior year consolidated sales of $25.71 billion. Organic sales (as defined earlier in this MD&A) decreased 5.3% year over year and declined 4.2% excluding the translation impact of changes in foreign currency exchange rates. The organic revenue decline was primarily due to the revenue decline at TS.
EM sales of $15.09 billion for fiscal 2013 increased 1.1% from the prior year sales of $14.93 billion. EM organic revenue in constant currency decreased 1.2% year over year primarily related to the Americas region, which (i) experienced weaker demand and (ii) exited the lower margin commercial components business. On a regional basis, the Americas organic revenue decreased 10.0% year over year primarily due to the decision to exit the lower margin commercial components business. For EMEA, despite the ongoing recessionary trends in the region organic revenue was relatively flat year over year in constant currency. Asia organic revenue increased 6.5% year over year, which was primarily due to higher revenue in the lower gross margin fulfillment business. The higher growth rate in Asia resulted in a regional shift in the mix of sales between the lower-margin Asia region and the higher-margin western regions, which negatively impacted both EM's consolidated gross profit and operating income margins.

TS sales of $10.36 billion for fiscal 2013 decreased 3.8% from the prior year sales of $10.77 billion. Organic revenue declined 8.3% year over year in constant dollars primarily due to weaker sales in the western regions. In the Americas region, year-over-year organic sales decreased 8.5%, and sales in EMEA decreased 11.7% in constant currency. On a product level, declines in servers and hardware were partially offset by growth in storage, services, and software.
Fiscal 2012 Comparison to Fiscal 2011
The table below provides the comparison of reported fiscal 2012 and 2011 sales for the Company and its operating groups to organic sales (as defined previously) to allow readers to better assess and understand the Company’s revenue performance by operating group.

	Sales as Reported	Acquisition Sales	Organic Sales	2012 to 2011 Change
	(Dollars in millions)
EM	$14,933.1	$211.2	$15,144.3	(6.3)%
TS	10,774.4	137.8	10,912.2	(1.7)
Fiscal 2012	$25,707.5	$349.0	$26,056.5	(4.4)
EM	$15,066.2	$1,092.3	$16,158.5
TS	11,468.2	(365.4)	11,102.8
Fiscal 2011	$26,534.4	$726.9	$27,261.3
Consolidated sales for fiscal 2012 were $25.71 billion, a decrease of 3.1%, or $826.9 million, from the prior year consolidated sales of $26.53 billion. Organic sales (as defined earlier in this MD&A) decreased 4.4%, which was primarily due to a double-digit decline in the EMEA region in both operating groups.
EM sales of $14.93 billion for fiscal 2012 decreased 0.9% from the prior year sales of $15.07 billion. EM organic revenue in constant currency decreased 6.0% year over year due to the combination of exceptionally high growth in fiscal 2011 driven by the V-shaped recovery in electronic components, which led to negative organic growth in EM for fiscal 2012. On a regional basis, EMEA experienced double-digit, year-over-year revenue declines for both organic and reported revenue, as a result of weaker demand amid concerns surrounding economic conditions in Europe. Asia organic revenue declined 7.5%, primarily due to slowing growth in China, and sales in the Americas were flat as compared with fiscal 2011.
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
Gross Profit and Gross Profit Margins
Consolidated gross profit in fiscal 2013 was $2.98 billion, a decrease of $70.8 million, or 2.3%, from the prior year and a decrease of 7.0% on an adjusted basis in constant currency. Gross profit margin of 11.7% decreased 17 basis points over the prior year. EM gross profit margin declined 52 basis points year over year primarily related to declines in gross margins in the EMEA region and a higher mix of revenues from the lower gross profit margin Asia region. The decline in EMEA gross margin was primarily due to the effects of market pressures associated with relatively short product lead times. With respect to regional mix, the Asia region contributed 38% of EM sales in the current year from 34% in the prior year, attributable to higher growth rates in Asia, the effects of the acquisition of Internix, Inc. in Japan, and lower growth rates in the western regions.TS gross profit margin improved 24 basis points year over year, primarily driven by the Americas and EMEA offset by a decrease in Asia. These increases were driven primarily by the revenue mix of higher margin products and services.
Consolidated gross profit in fiscal 2012 was $3.05 billion, a decrease of $57.2 million, or 1.8%, from the prior year and decreased 4.0% on an adjusted basis in constant currency. Gross profit margin of 11.9% improved 16 basis points over the prior year. EM gross profit margin was down 38 basis points year over year, with all three regions experiencing declines. The Americas region was impacted by the transfer of the lower gross margin Latin America commercial components business from TS Americas to EM Americas at the beginning of fiscal 2012. In addition, the regional mix of business was slightly more skewed to the lower margin regions in the current fiscal year as the higher gross margin EMEA region represented 28% of the overall EM revenue mix as compared with 32% in the prior year. TS gross profit margin improved 73 basis points year over year. The year-over-year improvement was driven by the western regions, particularly EMEA. The Americas region's gross profit margin benefited from the transfer of the Latin America business to EM as mentioned previously.
Selling, General and Administrative Expenses
Selling, general and administrative expenses (“SG&A expenses”) were $2.20 billion in fiscal 2013, an increase of $111.5 million, or 5.3%, from the prior year. This increase consisted of (i) an increase of approximately $184.4 million related to expenses from businesses acquired and (ii) the effects of inflation and other factors, which increased the Company's SG&A expenses by an estimated $61.0 million, partially offset by (iii) a decrease of approximately $100.0 million related to recent cost reduction actions, and (iv) a decrease of approximately $33.9 million related to the translation impact of changes in foreign currency exchange rates. Metrics that management monitors with respect to its operating expenses are SG&A expenses as a percentage of sales and as a percentage of gross profit. In fiscal 2013, SG&A expenses as a percentage of sales were 8.7% and were 74.0% as a percentage of gross profit as compared with 8.1% and 68.6%, respectively, in fiscal 2012. SG&A expenses as a percentage of gross profit at EM increased 541 basis points year over year, also due to the effects of recent acquisitions as the related cost savings have not yet been fully attained and due to declines in total gross profit dollars relative to operating expenses. SG&A expenses as a percentage of gross profit at TS increased 360 basis points year over year due primarily to the effects of the decrease in revenues as previously described and, to a lesser extent, the effects of recent acquisitions as certain cost synergies have not yet been attained, in particular in EMEA, and which are not expected to be fully achieved for several quarters while the integration work is in process.
SG&A expenses were $2.09 billion in fiscal 2012, essentially flat from the prior year, decreasing $7.8 million. The decrease in SG&A expenses was primarily a result of (i) approximately $51 million related to a decrease in expenses for the existing business due primarily to cost reduction actions taken and a decrease in variable expenses related to the revenue decline; (ii) approximately $6 million related to a decrease due to the translation impact of changes in foreign currency exchange rates, partially offset by (iii) an increase of approximately $49.0 million related to expenses from businesses acquired. In fiscal 2012, SG&A expenses as a percentage of sales were 8.1% and were 68.6% as a percentage of gross profit as compared with 7.9% and 67.6%, respectively, in fiscal 2011.
Restructuring, Integration and Other Charges
Fiscal 2013
During fiscal 2013, the Company continued to take certain actions to reduce costs in both operating groups in response to market conditions and incurred acquisition and integration costs associated with acquired businesses during the fiscal year. As a result, the Company recorded restructuring, integration and other charges of $149.5 million. Restructuring charges of $120.0 million consisted of $73.3 million for severance, $34.4 million for facility exit costs and fixed asset write-downs, and $12.3 million for other restructuring charges, including a $6.6 million loss related to the write-down of the net assets and goodwill related to the exit of a non-integrated business in the EM Americas region. Integration costs were $35.7 million, of which $8.8 million related to the exit of two multi-employer pension plans associated with acquired entities in Japan. Acquisition related charges and adjustments were a credit of $3.2 million, consisting primarily of the reversal of an earn-out liability of $11.2 million for which payment is no longer expected to be incurred. The Company recorded a credit of $3.1 million to adjust reserves related to prior year restructuring activity that were no longer required. The tax-effected impact of restructuring, integration, and other charges was $116.4 million and $0.83 per share on a diluted basis.
Severance charges recorded in fiscal 2013 related to the reduction of over 1,600 employees in sales and business support functions in connection with the cost reduction actions taken in all three regions in both operating groups with employee reductions of approximately 1,100 in EM, 400 in TS and 150 in business support functions. Facility exit costs for vacated facilities related to 32 facilities in the Americas, 26 in EMEA and 11 in the Asia region, and consisted of reserves for remaining lease liabilities for exited facilities and the write-down of the related fixed assets.
Integration costs incurred were related to the integration of acquired businesses and incremental costs incurred as part of the consolidation and closure of certain office and warehouse locations. Integration costs included IT consulting costs for system integration assistance, facility moving costs, legal fees, travel, meeting, marketing and communication costs that were incrementally incurred as a result of the integration activity. Also, included in integration costs are incremental salary costs associated with the consolidation and closure activities, as well as costs associated with acquisition activity, primarily related to the acquired businesses' personnel who were retained by Avnet following the close of the acquisitions solely to assist in the integration of the acquired businesses' IT systems and administrative and logistics operations into those of Avnet. These identified personnel have no other meaningful day-to-day operational responsibilities outside of the integration effort. Acquisition transaction costs consisted primarily of professional fees for due diligence work and other legal costs associated with the transaction, along with the gain from the reversal earn-out liability previously described.
Fiscal 2012
During fiscal 2012, the Company took certain actions to reduce costs in both operating groups in response to market conditions and incurred acquisition and integration costs associated with acquired businesses during the fiscal year. As a result, the Company recorded restructuring, integration and other charges of $73.6 million. Restructuring charges of $50.3 million consisted of $33.2 million for severance, $12.0 million for facility exit costs and fixed asset write-downs, and $5.1 million for other restructuring charges, primarily other lease obligations that have no ongoing benefit to the Company. Integration costs and acquisition transaction costs were $9.4 million and $10.6 million, respectively. The Company recorded a credit of $3.3 million to adjust reserves related to prior year restructuring activity that were no longer required. In addition, the Company recorded $6.7 million for (i) a legal claim associated with an acquired business and a potential royalty claim related to periods prior to acquisition by Avnet and (ii) a legal claim associated with an indemnification of a prior divested business. The tax-effected impact of restructuring, integration and other charges was $53.0 million and $0.35 per share on a diluted basis
Severance charges recorded in fiscal 2012 related to the reduction of over 800 employees in sales, administrative and finance functions in connection with the cost reduction actions taken in all three regions in both operating groups with employee reductions of approximately 480 in EM and 320 in TS. Facility exit costs for vacated facilities related to 12 facilities in the Americas, 5 in EMEA and 13 in the Asia region and consisted of reserves for remaining lease liabilities and the write-down of leasehold improvements and other fixed assets.
Fiscal 2011
During fiscal 2011, the Company recognized restructuring, integration and other charges of $77.2 million associated primarily with the integration of the acquired Bell business. Restructuring costs included $28.6 million for severance and $17.3 million for facility exit costs for lease liabilities, fixed asset write-downs and other related charges associated with vacated facilities and $1.8 million for other charges. Integration costs were $25.1 million and acquisition transactions costs were $15.6 million. In addition, the Company recorded a reversal of $11.3 million related to (i) the reversal of restructuring reserves established in prior years that were deemed no longer required, (ii) acquisition adjustments for which the purchase allocation period had closed and (iii) exit-related reserves originally established through goodwill in prior years that were deemed no longer required and were credited to the consolidated statement of operations rather than to goodwill because the associated goodwill was impaired in fiscal 2009. The tax-effected impact of restructuring, integration, and other charges was $56.2 million and $0.36 per share on a diluted basis
Severance charges recorded in fiscal 2011 related to personnel reductions of over 550 employees in administrative, finance and sales functions primarily in connection with the integration of the acquired Bell business into the existing EM Americas, TS Americas and TS EMEA regions and, to a lesser extent, other cost reduction actions in other regions. Facility exit costs consisted of lease liabilities, fixed asset write-downs and other related charges associated with 50 vacated facilities: 23 in the Americas, 25 in EMEA and two in the Asia region. Total amounts utilized during fiscal 2012 consisted of $12.1 million in cash payments and $3.2 million related to adjustments to reserves and foreign currency translation.
Operating Income
During fiscal 2013, the Company generated operating income of $626.0 million, representing a 29.2% decline as compared with prior year operating income of $884.2 million. Consolidated operating income margin was 2.5% as compared with 3.4% in the prior year. Both periods included restructuring, integration and other charges as described in Restructuring, Integration and Other Charges, above. Excluding these charges from both periods, operating income was $775.5 million, or 3.0% of sales, in fiscal 2013 as compared with $957.8 million, or 3.7% of sales, in the prior year. EM operating income of $624.0 million decreased 17.0% year over year and operating income margin decreased 90 basis points year over year to 4.1%. The decline in EM operating income margin was primarily due to lower gross profit margin as previously mentioned, resulting in lower profitability in the western regions, offset partially by the benefits of cost reduction actions taken. TS operating income of $278.4 million decreased 12.8% year over year and operating income margin decreased 27 basis points to 2.7% due primarily to the effects of the decline in revenue, as previously described and, to a lesser extent, the effects of recent acquisitions as certain cost synergies have not yet been attained, in particular in EMEA, and which are not expected to be fully achieved for several quarters while the integration work is in process. Corporate operating expenses were $126.9 million in fiscal 2013 as compared with $112.9 million in fiscal 2012.
During fiscal 2012, the Company generated operating income of $884.2 million, down 4.9%, as compared with $930.0 million in the prior year. Consolidated operating income margin was 3.4% as compared with 3.5% in the prior year. Both periods included restructuring, integration and other charges as described in Restructuring, Integration and Other Charges above. Excluding these charges from both periods, operating income was $957.8 million, or 3.7% of sales, in fiscal 2012 as compared with $1.01 billion, or 3.8% of sales, in the prior year. EM operating income of $751.4 million was down 9.7% year over year. While EM's operating income margin remained within management's target range of 5.0% to 5.5%, it declined 50 basis points year over year to 5.0%. This decline in EM operating income margin was primarily due to the negative operating leverage, particularly in EMEA related to the year-over-year decline in sales in fiscal 2012 due to macroeconomic conditions in the region as compared with the positive operating leverage during fiscal 2011 due to the particularly strong sales growth in fiscal 2011. In addition, lower operating income margin in EM Asia, due to economic slowing in China, also contributed to EM's overall decline in operating income margin. The decline at EM was somewhat mitigated by the benefits from cost reduction actions taken in response to business conditions. TS operating income of $319.3 million increased 11.4% year over year and operating income margin increased 46 basis points to 3.0% primarily due to improvement in the western regions, which was driven by the combination of higher gross profit margins and the benefits from restructuring initiatives. Corporate operating expenses were $112.9 million in fiscal 2012 as compared with $112.0 million in fiscal 2011.
Interest Expense and Other Income (Expense), net
Interest expense for fiscal 2013 was $107.7 million, an increase of $16.8 million, or 18.5%, compared with the prior year. The increase in interest expense was primarily due to higher average debt balances and incremental interest expense related to the 4.875% Notes issued during the second quarter of fiscal 2013, the proceeds of which were used to repay the short-term debt, which had lower interest rates. See Financing Transactions for further discussion of the Company's outstanding debt.
Interest expense for fiscal 2012 was $90.9 million, down $1.6 million, or 1.7%, compared with the prior year. The year-over-year decrease in interest expense was due to (i) the pay off of $104.4 million of 3.75% convertible debt in March 2011 and (ii) lower interest expense incurred under foreign bank credit facilities as compared with the prior year.
During fiscal 2013, the Company recognized $0.1 million of other expense as compared with $5.4 million in the prior year. The year-over-year increase in other income is attributable to a reduction in foreign currency exchange losses in the current year. Included in other income for fiscal 2013 is a gain on sale of marketable securities partially offset by a loss due to the devaluation of the Venezuelan currency.
During fiscal 2012, the Company recognized $5.4 million of other expense as compared with other income of $10.7 million in the prior year. The year-over-year increase in other expense was due primarily to foreign exchange losses in fiscal 2012 compared with foreign currency exchange gains in the prior year.
Gain on Bargain Purchase and Other
During fiscal 2013, the Company recognized a gain on bargain purchase and other of $31.0 million pre-tax, which consisted of (i) a gain on bargain purchase related to the acquisition of Internix of $32.7 million pre- and after tax and $0.23 per share on a diluted basis, which was partially offset by (ii) a loss of $1.7 million pre-tax and after tax and $0.01 per share on a diluted basis as a result of the divestiture of a small business in the TS Asia region.
During fiscal 2012, the Company recognized a gain on bargain purchase of $4.3 million pre- and after tax and $0.03 per share on a diluted basis. In January 2012, the Company acquired Unidux Electronics Limited, a Singapore publicly traded company, through a tender offer. After assessing the assets acquired and liabilities assumed, the consideration paid was below the fair value of the acquired net assets and, as a result, the Company recognized the gain. In addition, the Company recognized other charges of $1.4 million pre-tax, $0.9 million after tax and $0.01 per share on a diluted basis related to the write-down of an investment in a small technology company and the write-off of certain deferred financing costs associated with the early termination of a credit facility (see Financing Transactions for further discussion).
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

Income Tax Provision
Avnet’s effective tax rate on income before income taxes was 18.1% in fiscal 2013 as compared with an effective tax rate of 28.3% in fiscal 2012. Included in the fiscal 2013 effective tax rate is a net tax benefit of $50.4 million, which is comprised of (i) a tax benefit of $41.6 million for the reversal of previously established valuation allowances against deferred tax assets that were now determined to be realizable, a portion of which related to a legal entity in EMEA (discussed further below), (ii) net favorable audit settlements resulting in a benefit of $33.2 million, partially offset by (iii) a tax provision of $24.4 million primarily related to the establishment of a valuation allowance against deferred tax assets that were determined to be unrealizable during fiscal 2013. The fiscal 2013 effective tax rate is lower than the fiscal 2012 effective tax rate primarily due to a favorable impact from audit settlements and, to a lesser extent, the amount of the valuation allowance released in fiscal 2013 (as discussed further below) as compared with the amount released in fiscal 2012 due to the reduced level of income and mix of income in the current year. In fiscal 2012, withholding tax related to legal entity reorganization resulted in an increase to the rate that does not exist in the current year.
Prior to fiscal 2011, the Company established a full valuation allowance against significant deferred tax assets related to a legal entity in EMEA due to, among several other factors, a history of losses in that entity. Since fiscal 2011, the Company determined a portion of the valuation allowance related to this entity was no longer required due to the expected continuation of improved earnings in the foreseeable future and, as a result, the Company's effective tax rate was positively impacted (decreased) upon the release of the valuation allowance. In fiscal 2013 and 2012, the valuation allowance released associated with this EMEA legal entity was $27.1 million and $22.1 million, respectively, net of the U.S. tax expense associated with the release. The Company will continue to evaluate the need for a valuation allowance against these tax assets and will adjust the valuation allowance as deemed appropriate which, when adjusted, will result in an impact to the effective tax rate.  Factors that are considered in such an evaluation include historic levels of income, expectations and risk associated with estimates of future taxable income and ongoing prudent and feasible tax planning strategies. Excluding the benefit in both fiscal years related to the release of the tax valuation allowance associated with the EMEA legal entity, the effective tax rate for fiscal 2013 would have been 23.0% as compared with 31.1% for fiscal 2012.
Avnet’s effective tax rate on income before income taxes was 28.3% in fiscal 2012; compared with an effective tax rate of 23.2% in fiscal 2011. The fiscal 2012 effective tax rate is higher than the fiscal 2011 effective tax rate primarily due to a lower amount of valuation allowance released in fiscal 2012 as compared with fiscal 2011, and, to a lesser extent, a more favorable impact from audit settlements and changes to existing tax positions in fiscal 2012 as compared with fiscal 2011. These favorable impacts were partially offset by withholding tax in fiscal 2012.
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
Net Income
As a result of the factors described in the preceding sections of this MD&A, the Company’s net income in fiscal 2013 was $450.1 million, or $3.21 per share on a diluted basis, compared with net income of $567.0 million, or $3.79 per share on a diluted basis, in fiscal 2012 and $669.1 million, or $4.34 per share on a diluted basis, in fiscal 2011.
Fiscal 2013, 2012 and 2011 results were impacted by certain items as presented in the following tables:

	Year Ended June 29, 2013
	Operating Income (Loss)	Pre-tax Income (Loss)	Net Income (Loss)	Diluted EPS
	(Thousands, except per share data)
Restructuring, integration and other charges	$(149,501)	$(149,501)	$(116,382)	$(0.83)
Gain on bargain purchase and other	—	31,011	30,974	0.22
Net tax benefit	—	—	50,376	0.36
Total	$(149,501)	$(118,490)	$(35,032)	$(0.25)

	Year Ended June 30, 2012
	Operating Income (Loss)	Pre-tax Income (Loss)	Net Income (Loss)	Diluted EPS
	(Thousands, except per share data)
Restructuring, integration and other charges	$(73,585)	$(73,585)	$(52,963)	$(0.35)
Gain on bargain purchase and other	—	2,918	3,463	0.02
Net tax benefit	—	—	8,616	0.06
Total	$(73,585)	$(70,667)	$(40,884)	$(0.27)

	Year Ended July 2, 2011
	Operating Income (Loss)	Pre-tax Income (Loss)	Net Income (Loss)	Diluted EPS
	(Thousands, except per share data)
Restructuring, integration and other charges	$(77,176)	$(77,176)	$(56,169)	$(0.36)
Gain on sale of assets	—	22,715	25,720	0.17
Release of tax valuation allowance, net of tax reserves adjustments	—	—	32,901	0.21
Total	$(77,176)	$(54,461)	$2,452	$0.02

Liquidity and Capital Resources
Cash Flows
Cash Flows from Operating Activities
The Company generated $696.2 million of cash from operating activities in fiscal 2013 as compared with $528.7 million in fiscal 2012. These results are comprised of: (i) cash flow generated from net income excluding non-cash and other reconciling items, which includes the add-back to net income of depreciation and amortization, deferred income taxes, stock-based compensation and other non-cash items (primarily the provision for doubtful accounts and periodic pension costs) and (ii) cash flow used for working capital, excluding cash and cash equivalents. Cash generated by working capital changes was $47.5 million during fiscal 2013, resulting from a decrease in inventory of $225.7 million, partially offset by a decrease in accounts payable and accrued expenses and other of $78.8 million and $5.2 million, respectively, and an increase in accounts receivable of $94.2 million. Net days outstanding, in particular, receivable days, has not changed significantly as there has not been any significant change in terms provided to customers nor are customers changing their payment patterns.
During fiscal 2012, the Company generated $528.7 million of cash from operating activities as compared with $278.1 million in fiscal 2011. Cash generated by working capital in fiscal 2012 resulted from a decrease in accounts receivable and inventory of $72.3 million and $133.2 million, respectively, offset by a decrease in accounts payable of $319.1 million and in accrued expenses and other of $136.9 million. Cash used for working capital during fiscal 2011 consisted of growth in accounts receivable and inventory of $421.5 million and $321.9 million, respectively, partially offset by an increase in accounts payable of $165.2 million.
Cash Flows from Financing Activities
During fiscal 2013, the Company repaid $490.9 million under the accounts receivable securitization program and its revolving credit facility, a portion of which was funded by the issuance of $350 million of 4.875% Notes due December 1, 2022. In addition, during fiscal 2013, the Company used $207.2 million of cash to repurchase common stock under the $750.0 million share repurchase program authorized by the Board of Directors in August 2012 (see Item 5. Market for Registrants' Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities in this Form 10-K).
During fiscal 2012, the Company received proceeds of $595.8 million, primarily from borrowings under the accounts receivable securitization program and bank credit facilities. In addition, during fiscal 2012, the Company used $318.3 million of cash to repurchase common stock under the Company's share repurchase program.

During fiscal 2011, the Company received proceeds of $160.0 million from borrowings under the accounts receivable securitization program and repaid $109.6 million for the 3.75% Notes acquired in the Bell acquisition which were tendered during fiscal 2011. The Company also received proceeds of $8.9 million, net of repayments, related to its revolving credit facility and other debt.
Other financing activities, net, during fiscal 2013, 2012 and 2011 were primarily a result of cash received for the exercise of stock options and the associated excess tax benefit.
Cash Flows from Investing Activities
During fiscal 2013, the Company used $262.3 million of cash for acquisitions, net of cash acquired, and $97.4 million for capital expenditures primarily related to system development costs and computer hardware and software purchases. Also during fiscal 2013, the Company received $3.6 million, net of cash divested, for an earn-out payment associated with a divestiture completed in a prior year and a small divestiture in TS Asia.
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
Capital Structure
The Company uses a variety of financing arrangements, both short-term and long-term, to fund its operations in addition to funds generated from cash flow from operations. The Company also uses diversified sources of funding so that it does not become overly dependent on one source and to achieve lower cost of funding through these different alternatives. These financing arrangements include public bonds, short-term and long-term bank loans and an accounts receivable securitization program. For a detailed description of the Company’s external financing arrangements outstanding at June 29, 2013, refer to Note 7 to the consolidated financial statements appearing in Item 15 of this Report.
The following table summarizes the Company’s capital structure as of the end of fiscal 2013 with a comparison with the end of fiscal 2012:

	June 29, 2013	% of Total Capitalization	June 30, 2012	% of Total Capitalization
	(Dollars in thousands)
Short-term debt	$838,190	13.2%	$872,404	14.4%
Long-term debt	1,206,993	19.1	1,271,985	21.0
Total debt	2,045,183	32.3	2,144,389	35.4
Shareholders’ equity	4,289,125	67.7	3,905,732	64.6
Total capitalization	$6,334,308	100.0	$6,050,121	100.0
Financing Transactions
The Company has a five-year $1.0 billion senior unsecured revolving credit facility (the "2012 Credit Facility") with a syndicate of banks, which expires in November 2016. In connection with the 2012 Credit Facility, the Company terminated its existing unsecured $500.0 million credit facility (the "2008 Credit Facility"), which was to expire in September 2012. Under the 2012 Credit Facility, the Company may elect from various interest rate options, currencies and maturities. As of the end of fiscal 2013, there were $6.7 million in borrowings outstanding under the 2012 Credit Facility included in “long-term debt” in the consolidated financial statements. In addition, there were $2.3 million in letters of credit issued under the 2012 Credit Facility, which represents a utilization of the 2012 Credit Facility capacity but is not recorded in the consolidated balance sheet as the letters of credit are not debt. As of June 30, 2012, there were $110.1 million in borrowings outstanding included in “long-term debt” in the consolidated financial statements and $17.2 million in letters of credit issued.
In August 2012, the Company amended its accounts receivable securitization program (the "Securitization Program" or “Program”) with a group of financial institutions to allow the Company to sell, on a revolving basis, an undivided interest of up to $800.0 million ($750.0 million prior to the amendment) in eligible receivables while retaining a subordinated interest in a portion of the receivables. The Program does not qualify for sale treatment and, as a result, any borrowings under the Program are recorded as debt on the consolidated balance sheet. The Program contains certain covenants, all of which the Company was in compliance with as of June 29, 2013. The Program has a one-year term that expires at the end of August 2013, which is expected to be renewed for another year on comparable terms. There were $360.0 million in borrowings outstanding under the Program at June 29, 2013 and $670.0 million outstanding at June 30, 2012.
Notes outstanding at June 29, 2013 consisted of:

•	$300.0 million of 5.875% Notes due March 15, 2014 (reflected as short-term debt)

•	$250.0 million of 6.00% Notes due September 1, 2015

•	$300.0 million of 6.625% Notes due September 15, 2016

•	$300.0 million of 5.875% Notes due June 15, 2020

•	$350.0 million of 4.875% Notes due December 1, 2022
In addition to its primary financing arrangements, the Company has $180.3 million of debt outstanding with foreign financial institutions and several small lines of credit in various locations to fund the short-term working capital, foreign exchange, overdraft and letter of credit needs of its wholly owned subsidiaries in EMEA, Asia and Canada. Avnet generally guarantees its subsidiaries' obligations under these facilities.
Covenants and Conditions
The Securitization Program requires the Company to maintain certain minimum interest coverage and leverage ratios in order to continue utilizing the Program. The Program also contains certain covenants relating to the quality of the receivables sold. If these conditions are not met, the Company may not be able to borrow any additional funds and the financial institutions may consider this an amortization event, as defined in the agreement, which would permit the financial institutions to liquidate the accounts receivables sold to cover any outstanding borrowings. Circumstances that could affect the Company’s ability to meet the required covenants and conditions of the Program include the Company’s ongoing profitability and various other economic, market and industry factors. Management does not believe that the covenants under the Program limit the Company’s ability to pursue its intended business strategy or its future financing needs. The Company was in compliance with all covenants of the Program as of June 29, 2013.
The 2012 Credit Facility contains certain covenants with various limitations on debt incurrence, dividends, investments and capital expenditures and also includes financial covenants requiring the Company to maintain minimum interest coverage and leverage ratios. Management does not believe that the covenants in the 2012 Credit Facility limit the Company’s ability to pursue its intended business strategy or its future financing needs. The Company was in compliance with all covenants of the Credit Facility as of June 29, 2013.
See Liquidity below for further discussion of the Company’s availability under these various facilities.
Liquidity

As of June 29, 2013, the Company had total borrowing capacity of $1.80 billion under the 2012 Credit Facility and the Program. There were $6.7 million in borrowings outstanding and $2.3 million in letters of credit issued under the 2012 Credit Facility and $360.0 million outstanding under the Securitization Program resulting in $1.4 billion of net availability at the end of fiscal 2013. During fiscal 2013, the Company had an average daily balance outstanding under the 2012 Credit Facility of approximately $5.0 million and $570.0 million under the Securitization Program. During fiscal 2012, the Company had an average daily balance outstanding under the 2012 Credit Facility of approximately $115.0 million and $620.0 million under the Securitization Program.
The Company had cash and cash equivalents of $1.01 billion as of June 29, 2013, of which $918.4 million was held outside the U.S. As of June 30, 2012, the Company had cash and cash equivalents of $1.01 billion, of which $874.0 million was held outside of the U.S. Liquidity is subject to many factors, such as normal business operations as well as general economic, financial, competitive, legislative, and regulatory factors that are beyond the Company’s control. Cash balances generated and held in foreign locations are used for ongoing working capital, capital expenditures and to support acquisitions. These balances are currently expected to be permanently reinvested outside the U.S. If these funds were needed in the U.S., the Company would incur significant income taxes to repatriate cash held in foreign locations to the extent they are in excess of outstanding intercompany loans due to Avnet, Inc. from the foreign subsidiaries. In addition, local government regulations may restrict the Company’s ability to move funds among various locations under certain circumstances. Management does not believe such restrictions would limit the Company’s ability to pursue its intended business strategy.
During fiscal 2013, the Company utilized $262.3 million of cash, net of cash acquired, for acquisitions. The Company expects to continue to make strategic investments through acquisition activity to the extent the investments strengthen Avnet’s competitive position and meet management’s return on capital thresholds.
In addition to continuing to make investments in acquisitions, the Company may repurchase up to an aggregate of $750.0 million of the Company’s common stock through a share repurchase program approved by the Board of Directors (as amended in August 2012). The Company plans to repurchase stock from time to time at the discretion of management, subject to strategic considerations, market conditions and other factors. The Company may terminate or limit the stock repurchase program at any time without prior notice. The timing and actual number of shares purchased will depend on a variety of factors such as price, corporate and regulatory requirements, and prevailing market conditions. Since the beginning of the repurchase program through the end of fiscal 2013, the Company repurchased 17.9 million shares at an average market price of $29.38 per share for total cost of $525.5 million. Shares repurchased were retired.
During periods of weakening demand in the electronic component and enterprise computer solutions industry, the Company typically generates cash from operating activities. Conversely, the Company is more likely to use operating cash flows for working capital requirements during periods of higher growth. During fiscal 2013, the Company generated $696.2 million in cash from operations as revenue declined 1.0% over the prior year. Management believes that Avnet’s borrowing capacity, its current cash availability and the Company’s expected ability to generate operating cash flows are sufficient to meet its projected financing needs.
The following table highlights the Company’s liquidity and related ratios for the past two fiscal years:
COMPARATIVE ANALYSIS — LIQUIDITY

	Years Ended
	June 29, 2013	June 30, 2012	Percentage Change
	(Dollars in millions)
Current Assets	$8,356.9	$8,254.4	1.2%
Quick Assets	5,878.3	5,614.2	4.7
Current Liabilities	4,821.4	4,798.7	0.5
Working Capital(1)	3,535.4	3,455.7	2.3
Total Debt	2,045.2	2,144.4	(4.6)
Total Capital (total debt plus total shareholders’ equity)	6,334.3	6,050.1	4.7
Quick Ratio	1.2:1	1.2:1
Working Capital Ratio	1.7:1	1.7:1
Debt to Total Capital	32.3%	35.4%
______________________

(1)	This calculation of working capital is defined as current assets less current liabilities.
The Company’s quick assets (consisting of cash and cash equivalents and receivables) increased 4.7% from June 30, 2012 to June 29, 2013 primarily due to an increase in receivables as a result of the change in foreign currency exchange spot rates at June 30, 2012 and the year-over-year decline in revenue. These factors, when combined with a decrease in inventory, led to an increase in current assets of 1.2%. Current liabilities increased 0.5% primarily due to an increase in accounts payable and accrued expenses, which was partially offset by a decrease in short-term borrowings. As a result of the factors noted above, total working capital increased by 2.3% during fiscal 2013. Total debt decreased by 4.6%, primarily due to the decrease in borrowings under the 2012 Credit Facility and the Securitization Program, total capital increased 4.7% and the debt to capital ratio decreased to 32.3%.

Long-Term Contractual Obligations
The Company has the following contractual obligations outstanding as of June 29, 2013 (in millions):

	Total	Due in Less Than 1 Year	Due in 1-3 Years	Due in 4-5 Years	Due After 5 Years
Long-term debt, including amounts due within one year(1)	$2,047.8	$838.2	$258.8	$300.4	$650.4
Interest expense on long-term notes(2)	$378.5	$84.0	$127.3	$73.5	$93.7
Operating leases	$272.2	$86.1	$100.1	$47.6	$38.4
______________________

(1)	Excludes discount on long-term notes.

(2)	Represents interest expense due on long-term notes with fixed interest rates and variable debt assuming the same interest rate as at June 29, 2013.
At June 29, 2013, the Company had a liability for income tax contingencies of $123.9 million, which is not included in the above table. Cash payments associated with the settlement of these liabilities that are expected to be paid within the next 12 months is $16.3 million.  The Company does not currently have any material commitments for capital expenditures.
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

In determining the Company's effective tax rate, management considers current tax regulations in the numerous jurisdictions in which it operates, and exercises judgment for interpretation and application. Changes to such tax regulations or disagreements with the Company's interpretation or application by tax authorities in any of the Company's major jurisdictions may have a significant impact on the Company's provision for income taxes.
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
During fiscal 2013, 2012 and 2011, the Company performed its annual goodwill impairment test and determined there was no goodwill impairment in any of its reporting units. The Company does not believe there were any reporting units that were at risk of failing "step 1" of the goodwill impairment test. However, in fiscal 2013 there was one reporting unit for which the estimated fair value was not substantially in excess of the carrying value of the reporting unit. The percentage by which the estimated fair value exceeded carrying value was approximately 23% for TS Asia. As of June 29, 2013, TS Asia had approximately $54 million of allocated goodwill.
In order to estimate the fair value of its reporting units, the Company uses a combination of an income approach, specifically a discounted cash flow methodology, and a market approach. The discounted cash flow methodology includes assumptions for, among others, forecasted revenues, gross profit margins, operating profit margins, working capital cash flow, perpetual growth rates and long-term discount rates, all of which require significant judgments and estimates by management which are inherently uncertain. These assumptions, judgments and estimates may change in the future based upon market conditions or other events and could result in a goodwill impairment charge.
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
The Company evaluates the criteria outlined in ASC Topic 605-45, Principal Agent Considerations, in determining whether it is appropriate to record the gross amount of revenue and related costs or the net amount (gross fees less related cost of sales or services) earned when acting as an agent for certain customers and suppliers.  Generally, transactions that qualify for net accounting treatment consist of the sale of supplier service contracts for which the Company has no continuing involvement or the performance of logistics services to deliver product for which the Company is not the primary obligor.
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
The following table sets forth the scheduled maturities of the Company’s debt outstanding at June 29, 2013 (dollars in millions):

	Fiscal Year
	2014	2015	2016	2017	2018	Thereafter	Total
Liabilities:
Fixed rate debt(1)	$361.2	$0.4	$250.4	$300.2	$—	$650.4	$1,562.6
Floating rate debt	$477.0	$0.8	$7.2	$0.2	$—	$—	$485.2
______________________

(1)	Excludes discounts on long-term notes.

The following table sets forth the carrying value and fair value of the Company’s debt at June 29, 2013 (dollars in millions):

	Carrying Value at June 29, 2013	Fair Value at June 29, 2013	Carrying Value at June 30, 2012	Fair Value at June 30, 2012
Liabilities:
Fixed rate debt(1)	$1,562.6	$1,645.1	$1,152.8	$1,285.6
Average interest rate	5.8%		6.1%
Floating rate debt	$485.2	$485.2	$994.1	$994.1
Average interest rate	1.1%		1.5%
______________________

(1)	Excludes discounts on long-term notes. Fair value was estimated primarily based upon quoted market prices for the Company's long-term notes.

Many of the Company’s subsidiaries, on occasion, purchase and sell products in currencies other than their functional currencies. This subjects the Company to the risks associated with fluctuations in foreign currency exchange rates. The Company reduces this risk by utilizing natural hedging (offsetting receivables and payables) as well as by creating offsetting positions through the use of derivative financial instruments, primarily forward foreign exchange contracts with maturities of less than sixty days. The Company continues to have exposure to foreign currency risks to the extent they are not hedged. The Company adjusts all foreign denominated balances and any outstanding foreign exchange contracts to fair market value through the consolidated statements of operations. Therefore, the market risk related to foreign exchange contracts is offset by changes in valuation of the underlying items being hedged. The asset or liability representing the fair value of foreign exchange contracts is classified in the captions “other current assets” or “accrued expenses and other,” as applicable, in the accompanying consolidated balance sheets. A hypothetical 10% change in currency exchange rates under the contracts outstanding at June 29, 2013 would result in an increase or decrease of approximately $20.6 million to the fair value of the forward foreign exchange contracts, which would generally be offset by an opposite effect on the related hedged positions.
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
During the fourth quarter of fiscal 2013, there were no changes to the Company’s internal control over financial reporting (as defined in Rule 13a-15(f) of the Exchange Act) that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.
Management’s Report on Internal Control Over Financial Reporting
The Company’s management, including its Chief Executive Officer and Chief Financial Officer, is responsible for establishing and maintaining adequate internal control over financial reporting as defined in Rules 13a-15(f) and 15(d)-15(f) under the Exchange Act. The Company’s internal control over financial reporting is designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles in the United States of America. Because of inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, controls may become inadequate because of changes in conditions, or the degree of compliance with the policies or procedures may deteriorate. Management conducted an evaluation of the effectiveness of the Company’s internal control over financial reporting as of June 29, 2013. In making this assessment, management used the 1992 framework established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and concluded that the Company maintained effective internal control over financial reporting as of June 29, 2013.
The Company’s independent registered public accounting firm, KPMG LLP, has audited the effectiveness of the Company’s internal controls over financial reporting as of June 29, 2013, as stated in its audit report which is included herein.
Item 9B. Other Information
Not applicable.

PART III

Item 10. Directors, Executive Officers and Corporate Governance
The information called for by Item 10 is incorporated in this Report by reference to the Company’s definitive proxy statement relating to the Annual Meeting of Stockholders anticipated to be held on November 8, 2013.

Item 11. Executive Compensation
The information called for by Item 11 is incorporated in this Report by reference to the Company’s definitive proxy statement relating to the Annual Meeting of Stockholders anticipated to be held on November 8, 2013.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters
The information called for by Item 12 is incorporated in this Report by reference to the Company’s definitive proxy statement relating to the Annual Meeting of Stockholders anticipated to be held on November 8, 2013.

Item 13. Certain Relationships and Related Transactions, and Director Independence
The information called for by Item 13 is incorporated in this Report by reference to the Company’s definitive proxy statement relating to the Annual Meeting of Shareholders anticipated to be held on November 8, 2013.

Item 14. Principal Accounting Fees and Services
The information called for by Item 14 is incorporated in this Report by reference to the Company’s definitive proxy statement relating to the Annual Meeting of Stockholders anticipated to be held on November 8, 2013.

PART IV

Item 15. Exhibits and Financial Statement Schedules
a. The following documents are filed as part of this Report:

		Page
1.	Consolidated Financial Statements:

	Report of Independent Registered Public Accounting Firm	37

	Avnet, Inc. and Subsidiaries Consolidated Financial Statements:

	Consolidated Balance Sheets at June 29, 2013 and June 30, 2012	38

	Consolidated Statements of Operations for the years ended June 29, 2013, June 30, 2012 and July 2, 2011	39

	Consolidated Statements of Comprehensive Income for the years ended June 29, 2013, June 30, 2012 and July 2, 2011	40

	Consolidated Statements of Shareholders’ Equity for the years ended June 29, 2013, June 30, 2012, and July 2,011	41

	Consolidated Statements of Cash Flows for the years ended June 29, 2013, June 30, 2012 and July 2, 2011	42

	Notes to Consolidated Financial Statements	43

2.	Financial Statement Schedule:

	Schedule II (Valuation and Qualifying Accounts) for the years ended June 29, 2013, June 30, 2012 and July 2, 2011	73

	Schedules other than that above have been omitted because they are not applicable or the required information is shown in the financial statements or notes thereto

3.	Exhibits	74

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

AVNET, INC. (Registrant)
By:	/s/ RICHARD HAMADA
Richard Hamada
Chief Executive Officer and Director
Date: August 9, 2013

KNOW ALL MEN BY THESE PRESENTS, that each person whose signature appears below hereby authorizes and appoints each of Richard Hamada and Kevin Moriarty his or her attorneys-in-fact, for him or her in any and all capacities, to sign any amendments to this Report, and to file the same, with exhibits thereto, and other documents in connection therewith, with the Securities and Exchange Commission, hereby ratifying and confirming all that said attorneys-in-fact, or their substitute, may do or cause to be done by virtue hereof.

Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the Registrant and in the capacities indicated on August 9, 2013.

Signature	Title

/s/ RICHARD HAMADA	Chief Executive Officer and Director (Principal Executive Officer)
Richard Hamada

/s/ WILLIAM H. SCHUMANN, III	Chairman of the Board and Director
William H. Schumann, III

/s/ J. VERONICA BIGGINS	Director
J. Veronica Biggins

/s/ MICHAEL A. BRADLEY	Director
Michael A. Bradley

/s/ R. KERRY CLARK	Director
R. Kerry Clark

/s/ JAMES A. LAWRENCE	Director
James A. Lawrence

/s/ FRANK R. NOONAN	Director
Frank R. Noonan

/s/ RAY M. ROBINSON	Director
Ray M. Robinson

/s/ WILLIAM P. SULLIVAN	Director
William P. Sullivan

/s/ KEVIN MORIARTY	Chief Financial Officer (Principal Financial and Accounting Officer)
Kevin Moriarty

Report of Independent Registered Public Accounting Firm
The Board of Directors and Shareholders
Avnet, Inc.:

We have audited the accompanying consolidated balance sheets of Avnet, Inc. and subsidiaries (the Company) as of June 29, 2013 and June 30, 2012, and the related consolidated statements of operations, comprehensive income, shareholders' equity, and cash flows for each of the years in the three-year period ended June 29, 2013. In connection with our audits of the consolidated financial statements, we have also audited the financial statement schedule for each of the years in the three-year period ended June 29, 2013, as listed in the accompanying index. We also have audited the Company's internal control over financial reporting as of June 29, 2013, based on the 1992 criteria established in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). The Company's management is responsible for these consolidated financial statements, for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management's Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on these consolidated financial statements, an opinion on the financial statement schedule and an opinion on the Company's internal control over financial reporting based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Avnet, Inc. and subsidiaries as of June 29, 2013 and June 30, 2012, and the results of their operations and their cash flows for each of the years in the three-year period ended June 29, 2013, in conformity with U.S. generally accepted accounting principles. Also in our opinion, the related financial statement schedule for each of the years in the three-year period ended June 29, 2013, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein. Furthermore, in our opinion, Avnet, Inc. maintained, in all material respects, effective internal control over financial reporting as of  June 29, 2013, based on the 1992 criteria established in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.

/s/ KPMG LLP
Phoenix, Arizona
August 9, 2013

AVNET, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS

	June 29, 2013	June 30, 2012
	(Thousands, except share amounts)
ASSETS
Current assets:
Cash and cash equivalents	$1,009,343	$1,006,864
Receivables, less allowances of $95,656 and $106,319, respectively (Note 3)	4,868,973	4,607,324
Inventories	2,264,341	2,388,642
Prepaid and other current assets	214,221	251,609
Total current assets	8,356,878	8,254,439
Property, plant and equipment, net (Note 5)	492,606	461,230
Goodwill (Notes 2 and 6)	1,261,288	1,100,621
Other assets	363,908	351,576
Total assets	$10,474,680	$10,167,866
LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Borrowings due within one year (Notes 3 and 7)	$838,190	$872,404
Accounts payable	3,278,152	3,230,765
Accrued expenses and other (Note 8)	705,102	695,483
Total current liabilities	4,821,444	4,798,652
Long-term debt (Note 7)	1,206,993	1,271,985
Other long-term liabilities (Notes 9 and 10)	157,118	191,497
Total liabilities	6,185,555	6,262,134
Commitments and contingencies (Notes 11 and 13)
Shareholders’ equity (Notes 4, 12 and 14):
Common stock $1.00 par; authorized 300,000,000 shares; issued 137,127,000 shares and 142,586,000 shares, respectively	137,127	142,586
Additional paid-in capital	1,320,901	1,263,817
Retained earnings	2,802,966	2,545,858
Accumulated other comprehensive income (loss) (Note 4)	28,895	(45,832)
Treasury stock at cost, 38,238 shares and 37,872 shares, respectively	(764)	(697)
Total shareholders’ equity	4,289,125	3,905,732
Total liabilities and shareholders’ equity	$10,474,680	$10,167,866
See notes to consolidated financial statements.

AVNET, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS

	Years Ended
	June 29, 2013	June 30, 2012	July 2, 2011
	(Thousands, except share amounts)
Sales	$25,458,924	$25,707,522	$26,534,413
Cost of sales	22,479,123	22,656,965	23,426,608
Gross profit	2,979,801	3,050,557	3,107,805
Selling, general and administrative expenses	2,204,319	2,092,807	2,100,650
Restructuring, integration and other charges (Note 17)	149,501	73,585	77,176
Operating income	625,981	884,165	929,979
Other income (expense), net	(74)	(5,442)	10,724
Interest expense	(107,653)	(90,859)	(92,452)
Gain on bargain purchase and other (Note 2)	31,011	2,918	22,715
Income before income taxes	549,265	790,782	870,966
Income tax provision (Note 9)	99,192	223,763	201,897
Net income	$450,073	$567,019	$669,069
Net earnings per share (Note 14):
Basic	$3.26	$3.85	$4.39
Diluted	$3.21	$3.79	$4.34
Shares used to compute earnings per share (Note 14):
Basic	137,951	147,278	152,481
Diluted	140,003	149,553	154,337

See notes to consolidated financial statements.

AVNET, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

	Years Ended
	June 29, 2013	June 30, 2012	July 2, 2011
	(Thousands)
Net income	$450,073	$567,019	$669,069
Other comprehensive income, net of tax:
Foreign currency translation adjustments	44,597	(370,415)	329,884
Pension liability adjustments	$30,130	$(52,628)	$19,965
Total comprehensive income	$524,800	$143,976	$1,018,918
See notes to consolidated financial statements.

AVNET, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY
Years Ended June 29, 2013, June 30, 2012 and July 2, 2011

	Common Stock	Additional Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Treasury Stock	Total Shareholders’ Equity
	(Thousands)
Balance, July 3, 2010	$151,874	$1,206,132	$1,624,441	$27,362	$(692)	$3,009,117
Net income	—	—	669,069	—	—	669,069
Translation adjustments (Note 4)	—	—	—	329,884	—	329,884
Pension liability adjustment, net of tax of $12,022 (Notes 4,10 and 15)	—	—	—	19,965	—	19,965
Stock option and incentive programs, including related tax benefits of $4,689	961	27,077	—	—	(3)	28,035
Balance, July 2, 2011	152,835	1,233,209	2,293,510	377,211	(695)	4,056,070
Net income	—	—	567,019	—	—	567,019
Translation adjustments (Note 4)	—	—	—	(370,415)	—	(370,415)
Pension liability adjustment, net of tax of $32,382 (Notes 4,10 and 15)	—	—	—	(52,628)	—	(52,628)
Repurchase of common stock (Note 4)	(11,270)	—	(314,671)	—	—	(325,941)
Stock option and incentive programs, including related tax benefits of $4,442	1,021	30,608	—	—	(2)	31,627
Balance, June 30, 2012	142,586	1,263,817	2,545,858	(45,832)	(697)	3,905,732
Net income	—	—	450,073	—	—	450,073
Translation adjustments (Note 4)	—	—	—	44,597	—	44,597
Pension liability adjustment, net of tax of $19,062 (Notes 4,10 and 15)	—	—	—	30,130	—	30,130
Repurchases of common stock (Note 4)	(6,620)		(192,965)			(199,585)
Stock option and incentive programs, including related tax benefits of $4,110	1,161	33,291	—	—	(67)	34,385
Acquisition of non-controlling interest (Note 2)	—	23,793	—	—	—	23,793
Balance, June 29, 2013	$137,127	$1,320,901	$2,802,966	$28,895	$(764)	$4,289,125
See notes to consolidated financial statements.

AVNET, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS

	Years Ended
	June 29, 2013	June 30, 2012	July 2, 2011
	(Thousands)
Cash flows from operating activities:
Net income	$450,073	$567,019	$669,069
Non-cash and other reconciling items:
Depreciation and amortization	120,676	101,336	81,389
Deferred income taxes (Note 9)	(10,019)	11,782	15,966
Stock-based compensation (Note 12)	43,677	35,737	28,931
Gain on bargain purchase and other (Note 2)	(31,011)	(2,918)	(22,715)
Other, net (Note 15)	75,327	66,263	56,846
Changes in (net of effects from businesses acquired):
Receivables	(94,203)	72,267	(421,457)
Inventories	225,667	133,178	(321,939)
Accounts payable	(78,834)	(319,094)	165,185
Accrued expenses and other, net	(5,156)	(136,852)	26,804
Net cash flows provided by operating activities	696,197	528,718	278,079
Cash flows from financing activities:
(Repayments of) borrowings under accounts receivable securitization program, net (Note 3)	(310,000)	510,000	160,000
Issuance of notes in a public offering, net of issuance costs (Note 7)	349,258	—	—
Repayment of notes (Note 7)	—	—	(109,600)
(Repayments of) proceeds from bank debt, net (Note 7)	(179,861)	86,823	1,644
(Repayments of) proceeds from other debt, net (Note 7)	(1,080)	(1,007)	7,238
Repurchases of common stock (Note 4)	(207,192)	(318,333)	—
Other, net (Note 12)	4,792	5,590	3,930
Net cash flows (used for) provided by financing activities	(344,083)	283,073	63,212
Cash flows from investing activities:
Purchases of property, plant and equipment	(97,379)	(128,652)	(148,707)
Cash proceeds from sales of property, plant and equipment	3,018	1,046	10,621
Acquisitions of operations and investments, net of cash acquired (Note 2)	(262,306)	(313,218)	(690,997)
Cash proceeds from divestiture activities (Note 2)	3,613	—	19,108
Net cash flows used for investing activities	(353,054)	(440,824)	(809,975)
Effect of exchange rate changes on cash and cash equivalents	3,419	(39,437)	51,916
Cash and cash equivalents:
— increase (decrease)	2,479	331,530	(416,768)
— at beginning of year	1,006,864	675,334	1,092,102
— at end of year	$1,009,343	$1,006,864	$675,334
______________________
Additional cash flow information (Note 15)
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
Foreign currency translation — The assets and liabilities of foreign operations are translated into U.S. Dollars at the exchange rates in effect at the balance sheet date, with the related translation adjustments reported as a separate component of shareholders’ equity and comprehensive income. Results of operations are translated using the average exchange rates prevailing throughout the period. Transactions denominated in currencies other than the functional currency of the Avnet business unit that is party to the transaction (primarily trade receivables and payables) are translated at exchange rates in effect at the balance sheet date or upon settlement of the transaction. Gains and losses from such translation are recorded in the consolidated statements of operations as a component of “other income (expense), net.” In fiscal 2013, 2012 and 2011, gains or losses on foreign currency translation were not material.

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
No provision for U.S. income taxes has been made for approximately $2.7 billion of cumulative unremitted earnings of foreign subsidiaries at June 29, 2013 because those earnings are expected to be permanently reinvested outside the U.S. A hypothetical calculation of the deferred tax liability, assuming those earnings were remitted, is not practicable.
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
Fair value of financial instruments — The Company measures financial assets and liabilities at fair value based upon exit price, representing the amount that would be received on the sale of an asset or paid to transfer a liability, in an orderly transaction between market participants. Accounting standards require inputs used in valuation techniques for measuring fair value on a recurring or non-recurring basis be assigned to a hierarchical level as follows: Level 1 are observable inputs that reflect quoted prices for identical assets or liabilities in active markets. Level 2 are observable market-based inputs or unobservable inputs that are corroborated by market data and Level 3 are unobservable inputs that are not corroborated by market data. All transfers between fair value hierarchy levels are recognized by the Company at the end of each reporting period. During 2013, 2012, and 2011, there were no transfers of assets measured at fair value between the three levels of fair value hierarchy. The carrying amounts of the Company’s financial instruments, including cash and cash equivalents, receivables and accounts payable approximate their fair values at June 29, 2013 due to the short-term nature of these instruments. At June 29, 2013 and June 30, 2012, the Company had $2,089,000 and $337,405,000, respectively, of cash equivalents which were recorded based upon Level 1 criteria. See Note 7 for further discussion of the fair value of the Company’s fixed rate long-term debt instruments and Note 10 for a discussion of the fair value of the Company's Pension plan assets. See also Investments in this Note 1 for further discussion of the fair value of the Company’s investments in unconsolidated entities.
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
Fiscal year — The Company operates on a “52/53 week” fiscal year, which ends on the Saturday closest to June 30th. Fiscal 2013, 2012, and 2011 all contained 52 weeks. Unless otherwise noted, all references to “fiscal 2013” or any other “year” shall mean the Company’s fiscal year.
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
Recently issued accounting pronouncements — In December 2011, the Financial Accounting Standards Board ("FASB") issued ASU No. 2011-11, Disclosures about Offsetting Assets and Liabilities, (“ASU 2011-11”). ASU 2011-11 requires an entity

AVNET, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

to disclose both gross information and net information about both instruments and transactions eligible for offset in the statement of financial position and instruments and transactions subject to an agreement similar to a master netting arrangement. In January 2013, the FASB issued ASU No. 2013-01, Scope Clarification of Disclosures about Offsetting Assets and Liabilities, ("ASU 2013-01"), which was issued to limit the scope of the new balance sheet offsetting disclosure requirements as prescribed by ASU 2011-11. ASU 2011-11 and ASU 2013-01 are effective for annual reporting periods beginning on or after January 1, 2013, and interim periods within those annual periods. Retrospective disclosure is required for all comparative periods presented. The adoption of ASU 2011-11 and ASU 2013-01 are not expected to have a material impact on the Company’s consolidated financial statements.
In February 2013, the FASB issued ASU No. 2013-02, Comprehensive Income (Topic 220), Reporting of Amounts Reclassified Out of Accumulated Other Comprehensive Income, (“ASU 2013-02”). ASU 2013-02 requires entities to report information about reclassifications out of accumulated other comprehensive income ("AOCI") and changes in AOCI balances by component. For significant items reclassified out of AOCI to net income in their entirety in the same reporting period, reporting is required about the effect of the reclassifications on the respective line items in the statement where net income is presented (either on the face of the statement where net income is presented or in the notes). For items that are not reclassified to net income in their entirety in the same reporting period (e.g., pension amounts that are included in inventory), a cross reference to other disclosures is required in the notes. ASU 2013-02 is effective for annual periods and interim periods within those annual periods beginning after December 15, 2012. This ASU is to be applied prospectively and early adoption is permitted. The adoption of ASU 2013-02 will not have a material impact on the Company’s consolidated financial statements, as it only represents a modification of disclosure requirements within the financial statements.
In February 2013, the FASB issued ASU No. 2013-04, Liabilities (Topic 405): Obligations Resulting from Joint and Several Liability Arrangements for Which the Total Amount of the Obligation Is Fixed at the Reporting Date (“ASU 2013-04”). ASU 2013-04 provides guidance for the recognition, measurement and disclosure of obligations resulting from joint and several liability arrangements for which the total amount of the obligation within the scope of this ASU is fixed at the reporting date. The guidance requires an entity to measure those obligations as the sum of the amount the reporting entity agreed to pay on the basis of its arrangement among its co-obligors as well as any additional amount the reporting entity expects to pay on behalf of its co-obligors. ASU 2013-04 also requires an entity to disclose the nature and amount of those obligations. The amendments in this ASU are effective for reporting periods beginning after December 15, 2013, with early adoption permitted. Retrospective application is required. The adoption of ASU 2013-04 is not expected to have a material impact on the Company's consolidated financial statements.
In March 2013, the FASB issued Accounting Standards Update No. 2013-05, Parent's Accounting for the Cumulative Translation Adjustment upon Derecognition of Certain Subsidiaries or Groups of Assets within a Foreign Entity or of an Investment in a Foreign Entity ("ASU No. 2013-05"), which clarifies preexisting guidance regarding the treatment of cumulative translation adjustments when a parent either sells a part or all of its investment in a foreign entity. ASU No. 2013-05 is effective for fiscal years beginning after December 2014, and interim and annual periods thereafter. The Company has reviewed the main provisions of ASU No. 2013-05 and believes that adoption of this update will not have a material impact on the Company's financial position or results of operations.
2. Acquisitions and divestitures
2013 Acquisitions
During fiscal 2013, the Company acquired 12 businesses with aggregate annualized revenue of approximately $1.18 billion for a total consideration of $308,951,000, which consisted of the following (in thousands):

Cash	$297,484
Contingent consideration	11,467
Total	$308,951
The contingent consideration arrangements stipulate the Company pay up to a maximum of approximately $22,150,000 of additional consideration to the former shareholders of the acquired businesses upon the achievement of certain operating results. The Company estimated the fair value of the contingent consideration using an income approach which is based on significant inputs not observable in the market and thus represents a Level 3 measurement as defined in ASC 820. The Company adjusts the contingent consideration periodically based on changes to the inputs used in the income approach and the accretion of interest associated with the discounted liability.

AVNET, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Cash paid for acquisitions during fiscal 2013 was $262,306,000, net of cash acquired and holdback reserves.
The following table summarizes the estimated fair values of the assets acquired and liabilities assumed at the respective acquisition dates (in thousands):

Cash	$29,276
Accounts receivable, net	226,743
Inventory	91,791
Other current assets	33,689
Property, plant and equipment	25,311
Other assets	47,292
Total identifiable assets acquired	454,102

Current liabilities	(157,986)
Long term debt	(66,367)
Other long term liabilities	(45,640)
Total liabilities assumed	(269,993)
Net identifiable assets acquired	184,109
Goodwill	157,521
Bargain purchase recognized	(32,679)
Net assets acquired	$308,951
The $157,521,000 of goodwill was assigned to the Electronics Marketing and Technology Solutions reportable segments in the amounts of $62,039,000 and $95,482,000, respectively. The goodwill recognized is attributable primarily to expected synergies and the assembled workforce of the acquired businesses. The amount of goodwill that is expected to be deductible for income tax purposes is not significant. The Company periodically adjusts the value of goodwill to reflect changes that occur as a result of adjustments during the measurement period following the date of acquisition.
Included in "Other assets" in the above table is $35,248,000 of identifiable intangible assets (see Note 6) related to customer relationships.
The Company acquired accounts receivable, which were recorded at the estimated fair value amounts; however, adjustments to acquired amounts were not significant as book value approximated fair value due to the short nature of accounts receivables. The gross amount of accounts receivable acquired was $228,980,000 and the fair value recorded was $226,743,000, which is expected to be collected.
The Company recognized restructuring and integration charges, and transaction and other costs associated with the 2013 acquisitions, all of which were recognized in the consolidated statement of operations and are described further in Note 17.
Supplemental information on an unaudited pro forma basis, as if the acquisitions had been consummated as of July 3, 2011, is presented as follows:

	Pro Forma Results For Years Ended
	June 29, 2013	June 30, 2012
	(Thousands)
Sales	$25,771,000	$26,872,000
Net income	$454,000	$587,000
With respect to the businesses acquired during fiscal 2013, the Company is unable to determine the amount of revenue and earnings of each business subsequent to their respective acquisition dates as each business has been integrated with Company entities and operations.

AVNET, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Internix, Inc., a company publicly traded on the Tokyo Stock Exchange, was acquired in the first quarter of fiscal 2013 through a tender offer. After assessing the assets acquired and liabilities assumed, the consideration paid was below book value even though the price paid per share represented a premium to the trading levels at that time. During fiscal 2013, the Company recognized a total gain on bargain purchase related to Internix of $32,679,000 pre- and after tax and $0.23 per share on a diluted basis (inclusive of adjustments occurring subsequent to the acquisition date).
In addition to the acquisitions described above, during fiscal 2013, the Company acquired the remaining non-controlling interest in a consolidated subsidiary for a purchase price that was less than its carrying value. The Company has reflected the difference between the purchase price and the carrying value of the non-controlling interest as additional paid-in capital in the accompanying consolidated statement of shareholders' equity for fiscal 2013.
2012 Acquisitions
During fiscal 2012, the Company acquired 11 businesses for total consideration of $413,585,000, which consisted of the following (in thousands):

Cash	$390,410
Contingent consideration	23,175
Total	$413,585
The contingent consideration arrangements stipulate the Company pay up to a maximum of approximately $124,419,000 of additional consideration to the former shareholders of the acquired businesses upon the achievement of certain operating results. The Company estimated the fair value of the contingent consideration using an income approach which is based on significant inputs not observable in the market and thus represents a Level 3 measurement as defined in ASC 820. The Company adjusts the contingent consideration periodically based on changes to the inputs used in the income approach and the accretion of interest associated with the discounted liability. During fiscal 2013, the Company reversed an earn-out liability related to a 2012 acquisition for which payment is no longer expected to be incurred and recorded a charge of $11,172,000 that is included in "Restructuring, integration and other charges" in the accompanying consolidated statement of operations.
Cash paid for acquisitions during fiscal 2012 was $313,218,000, net of cash acquired and holdback reserves.
The following table summarizes the estimated fair values of the assets acquired and liabilities assumed at the respective acquisition dates (in thousands):

Cash	$75,016
Accounts receivable, net	132,195
Inventory	59,463
Other current assets	23,936
Property, plant and equipment	9,729
Other assets	104,368
Total identifiable assets acquired	404,707

Current liabilities	(230,747)
Other long term liabilities	(2,483)
Total liabilities assumed	(233,230)
Net identifiable assets acquired	171,477
Goodwill	246,425
Bargain purchase recognized	(4,317)
Net assets acquired	$413,585
The $246,425,000 of goodwill was assigned to the Electronics Marketing and Technology Solutions reportable segments in the amounts of $179,989,000 and $66,436,000, respectively. The goodwill recognized is attributable primarily to expected synergies and the assembled workforce of the acquired businesses. The amount of goodwill that is expected to be deductible for income

AVNET, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

tax purposes is not significant. The Company periodically adjusts the value of goodwill to reflect changes that occur as a result of adjustments during the measurement period following the date of acquisition.
Included in "Other assets" in the above table is $93,291,000 of identifiable intangible assets (see Note 6).
The Company acquired accounts receivable, which were recorded at the estimated fair value amounts; however, adjustments to acquired amounts were not significant as book value approximated fair value due to the short nature of accounts receivables. The gross amount of accounts receivable acquired was $134,337,000 and the fair value recorded was $132,195,000.
The Company recognized restructuring and integration charges, and transaction and other costs associated with the 2012 acquisitions, all of which were recognized in the consolidated statement of operations and are described further in Note 17.
Supplemental information on an unaudited pro forma basis, as if the acquisitions had been consummated as of July 4, 2010, is presented as follows:

	Pro Forma Results For Years Ended
	June 30, 2012	July 2, 2011
	(Thousands)
Sales	$26,052,000	$27,404,000
Net income	$568,000	$700,300
With respect to the businesses acquired during fiscal 2012, the Company is unable to determine the amount of revenue and earnings of each business subsequent to their respective acquisition dates as each business has been integrated with Company entities and operations.
Unidux Electronic Limited, a Singapore publicly traded company, was acquired in January 2012 through a tender offer. After assessing the assets acquired and liabilities assumed, the consideration paid was below book value even though the price paid per share represented a premium to the trading levels at that time. Accordingly, the Company recognized a gain on bargain purchase of $4,317,000 pre- and after tax and $0.03 per share on a diluted basis.
2011 Acquisitions
The Bell Microproducts Inc. ("Bell") and Unidux, Inc. ("Unidux") acquisitions and purchase price are described further below. The remaining acquisitions completed during fiscal 2011 were acquired for an aggregate purchase price of $124,678,000 net of cash acquired. Pro forma financial information is not presented for fiscal 2011 as the Bell acquisition occurred on July 6, 2010, which was three days after the beginning of the Company's fiscal 2011, and the revenue and earnings of the remaining acquisitions are not significant to the consolidated results of operations of the Company.
The Company recognized restructuring and integration charges, and transaction and other costs associated with the 2011 acquisitions, all of which were recognized in the consolidated statement of operations and are described further in Note 17.
Unidux
Unidux, a Japanese publicly traded company, was acquired through a tender offer. At the time of the Company's acquisition of Unidux, Unidux's shares were trading below its book value. The Company offered a purchase price per share for Unidux that was above the prevailing trading price thereby representing a premium to the then recent trading levels. Even though the purchase price was below book value, Unidux shareholders tendered their shares. As a result, the Company acquired Unidux net assets excluding cash of $163,770,000 for a purchase price of $132,780,000, net of cash acquired, and recognized a gain on bargain purchase of $30,990,000 pre- and after tax and $0.20 per share on a diluted basis. Prior to recognizing the gain, the Company reassessed the assets acquired and liabilities assumed in the acquisition.
Bell
On July 6, 2010, the Company completed its acquisition of Bell, a value-added distributor of storage and server products and solutions and computer components products, providing integration and support services to OEMs, VARs, system builders and end users in the U.S., Canada, EMEA and Latin America. The consideration for the transaction totaled $255,691,000, which consisted of $7.00 in cash for each share of Bell common stock outstanding, cash payment for Bell equity awards, and cash

AVNET, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

payments required under existing Bell change of control agreements, plus the assumption of $323,321,000 of Bell net debt. Of the debt acquired, the Company repaid approximately $209,651,000 of debt (including associated fees) immediately after closing.
Divestitures
During fiscal 2013, the Company divested a small business in TS Asia for which it recognized a loss of $1,667,000 pre-tax, $1,704,000 after tax and $0.01 per share on a diluted basis, which was reflected in "Gain on bargain purchase and other."
Included in the cash flows from investing activities for fiscal 2013 were proceeds of $3,613,000, net of cash divested, related to the divestiture that occurred during fiscal 2013 and the receipt of an earn-out payment associated with a divestiture completed in the prior fiscal year, for which there was no gain or loss as the proceeds were applied against the earn-out receivable that was established at the time of sale.
During fiscal 2012, the Company recognized a loss of $1,399,000 pre-tax, $854,000 after tax and $0.01 per diluted share included in "Gain on bargain purchase and other" in the consolidated statements of operations related to a write-down of an investment in a small technology company and the write-off of certain deferred financing costs associated with the early termination of a credit facility.
During fiscal 2011, the Company completed the divestiture of New ProSys Corp. (“ProSys”), a value-added reseller and provider of IT infrastructure solutions. Avnet acquired ProSys as part of the Bell acquisition. Total consideration included a cash payment at closing, a short-term receivable and a three-year earn-out based upon ProSys’ anticipated results. As a result of the divestiture, the Company received cash proceeds of $19,108,000 and wrote off goodwill associated with the ProSys business. No gain or loss was recorded as a result of the divestiture.
Also during fiscal 2011, the Company recognized a loss of $6,308,000 pre-tax, $3,857,000 after tax and $0.02 per share on a diluted basis included in “Gain on bargain purchase and other” related to the write-down of prior investments in smaller technology start-up companies (see Note 5 for other amounts included in “Gain on bargain purchase and other”).
3. Accounts receivable securitization
Pursuant to the Company's accounts receivable securitization program (the “Program”) with a group of financial institutions, as amended, the Company may sell, on a revolving basis, an undivided interest of up to $800,000,000 in eligible U.S. receivables while retaining a subordinated interest in a portion of the receivables. The eligible receivables are sold through a wholly-owned bankruptcy-remote special purpose entity that is consolidated for financial reporting purposes. Such eligible receivables are not directly available to satisfy claims of the Company’s creditors. Because financing under the Program does not qualify as off-balance sheet financing, the receivables and related debt obligation remain on the Company’s consolidated balance sheet as amounts are drawn on the Program. The Program has a one-year term that expires at the end of August 2013, at which time it is expected to be renewed for another year on comparable terms. The Program contains certain covenants, all of which the Company was in compliance with as of June 29, 2013. There were $360,000,000 in borrowings outstanding under the Program at June 29, 2013 and $670,000,000 as of June 30, 2012. (See Note 7 for discussion of other short-term and long-term debt outstanding). Interest on borrowings is calculated using a base rate or a commercial paper rate plus a spread of 0.35%. The facility fee is 0.35%. Expenses associated with the Program, which were not material in the past three fiscal years, consisted of program, facility and professional fees recorded in "Selling, general and administrative expenses" in the accompanying consolidated statements of operations.
4. Shareholders' equity
Accumulated comprehensive income (loss)
The following table illustrates the accumulated balances of comprehensive income (loss) items at June 29, 2013, June 30, 2012, and July 2, 2011:

	June 29, 2013	June 30, 2012	July 2, 2011
	(Thousands)
Accumulated translation adjustments, net	$135,395	$90,798	$461,213
Accumulated pension liability adjustments, net of income taxes	(106,500)	(136,630)	(84,002)
Total	$28,895	$(45,832)	$377,211

AVNET, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Share repurchase program
In August 2012, the Company's Board of Directors amended the Company's existing share repurchase program to authorize the repurchase of up to $750,000,000 of common stock in the open market or through privately negotiated transactions. The timing and actual number of shares purchased will depend on a variety of factors such as price, corporate and regulatory requirements, and prevailing market conditions. During fiscal 2013, the Company repurchased 6,620,000 shares under this program at an average market price of $30.15 per share for a total cost of $199,585,000. This amount differs from the cash used for repurchases of common stock on the consolidated statement of cash flows to the extent repurchases at the end of the fourth quarter of fiscal 2012 were not settled until the first quarter of fiscal 2013. Repurchased shares were retired. Since the beginning of the repurchase program through the end of fiscal 2013, the Company has repurchased 17,890,000 shares of stock at an aggregate cost of $525,525,000, and $224,475,000 remains available for future purchases under the share repurchase program.
5. Property, plant and equipment, net
Property, plant and equipment are recorded at cost and consist of the following:

	June 29, 2013	June 30, 2012
	(Thousands)
Land	$24,834	$19,912
Buildings	124,186	102,395
Machinery, fixtures and equipment	933,188	865,198
Leasehold improvements	102,378	92,131
	1,184,586	1,079,636
Less — accumulated depreciation and amortization	(691,980)	(618,406)
	$492,606	$461,230
Depreciation and amortization expense related to property, plant and equipment was $88,303,000, $70,645,000 and $57,516,000 in fiscal 2013, 2012 and 2011, respectively. In fiscal 2011, the Company recognized other charges of $1,968,000 pre-tax, $1,413,000 after tax and $0.01per share on a diluted basis primarily related to an impairment of buildings in EMEA and recorded in "Gain on bargain purchase and other" in the accompanying consolidated statements of operations (see Note 2 for other amounts included in “Gain on bargain purchase and other”).
6. Goodwill and intangible assets
The following table presents the change in the goodwill balances by reportable segment for fiscal year 2013. All of the accumulated impairment was recognized in fiscal 2009.

	Electronics Marketing	Technology Solutions	Total
	(Thousands)
Gross goodwill	$1,590,419	$889,936	$2,480,355
Accumulated impairment	(1,045,110)	(334,624)	(1,379,734)
Carrying value at June 30, 2012	$545,309	$555,312	$1,100,621
Additions	55,486	109,627	165,113
Adjustments	7,185	(7,185)	—
Write-down due to exit of business	(5,408)	—	(5,408)
Foreign currency translation	(742)	1,704	962
Carrying value at June 29, 2013	$601,830	$659,458	$1,261,288

Gross goodwill	$1,646,940	$994,082	$2,641,022
Accumulated impairment	(1,045,110)	(334,624)	(1,379,734)
Carrying value at June 29, 2013	$601,830	$659,458	$1,261,288

AVNET, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The goodwill additions are a result of businesses acquired during fiscal 2013 (see Note 2) and purchase accounting adjustments to prior year acquisitions that occurred during the purchase price allocation period. The adjustment to goodwill is a result of the transfer of a business unit from TS to EM. During fiscal 2013, the Company recorded a write-down of goodwill of $5,408,000 associated with the exit of a non-integrated business in the EM Americas region that is included in "Restructuring, integration and other expenses" in the accompanying consolidated statement of operations.
The Company performs its annual goodwill impairment test on the first day of its fiscal fourth quarter. In addition, if and when events or circumstances change that would more likely than not reduce the fair value of any of its reporting units below its carrying value, an interim test would be performed. Based upon the Company’s annual impairment tests performed for fiscal 2013, 2012 and 2011, there was no impairment of goodwill in the respective fiscal years.
The following table presents the Company’s identifiable intangible assets at June 29, 2013 and June 30, 2012, respectively. These balances are included in "other assets" and have a weighted average life of 8 years.

	June 29, 2013			June 30, 2012
	Gross Carrying Amount	Accumulated Amortization	Net Book Value	Gross Carrying Amount	Accumulated Amortization	Net Book Value
	(Thousands)
Customer relationships	$272,312	$(107,636)	$164,676	$248,105	$(76,645)	$171,460
Customer lists	3,795	(2,310)	1,485	3,690	(1,279)	2,411
Trade name	3,320	(480)	2,840	3,820	(970)	2,850
Other	4,177	(966)	3,211	5,052	(434)	4,618
	$283,604	$(111,392)	$172,212	$260,667	$(79,328)	$181,339
Intangible asset amortization expense was $32,343,000, $27,717,000 and $21,240,000 for fiscal 2013, 2012 and 2011 respectively. The following table presents the estimated future amortization expense for the next five fiscal years (in thousands):

Fiscal Year
2014	$35,564
2015	34,294
2016	28,647
2017	26,479
2018	15,278

7. External financing
Short-term debt consists of the following:

	June 29, 2013	June 30, 2012
	(Thousands)
Bank credit facilities	$177,118	$201,390
Borrowings under the accounts receivable securitization program (see Note 3)	360,000	670,000
Current portion of long-term debt	299,950	—
Other debt due within one year	1,122	1,014
Short-term debt	$838,190	$872,404
Bank credit facilities consist of various committed and uncommitted lines of credit with financial institutions utilized primarily to support the working capital requirements of foreign operations. The weighted average interest rate on the bank credit facilities was 4.3% and 6.1% at the end of fiscal 2013 and 2012, respectively.

AVNET, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

See Note 3 for the discussion of the accounts receivable securitization program and associated borrowings outstanding.
Long-term debt consists of the following:

	June 29, 2013	June 30, 2012
	(Thousands)
5.875% Notes due March 15, 2014	$—	$300,000
6.00% Notes due September 1, 2015	250,000	250,000
6.625% Notes due September 15, 2016	300,000	300,000
5.875% Notes due June 15, 2020	300,000	300,000
4.875% Notes due December 1, 2022	350,000	—
Other long-term debt	9,579	124,456
Subtotal	1,209,579	1,274,456
Discount on notes	(2,586)	(2,471)
Long-term debt net of current portion	$1,206,993	$1,271,985

In November 2012, the Company issued $350,000,000 of 4.875% Notes due December 1, 2022. The Company received proceeds of $349,258,000 from the offering, net of discount, and paid $2,275,000 in underwriting fees. The 4.875% Notes due 2022 rank equally in right of payment with all existing and future senior unsecured debt and interest will be payable in cash semi-annually on June 1 and December 1.
The Company has a five-year $1.0 billion senior unsecured revolving credit facility (the "2012 Credit Facility") with a syndicate of banks, which expires in November 2016. Under the 2012 Credit Facility, the Company may select from various interest rate options, currencies and maturities. The 2012 Credit Facility contains certain covenants, all of which the Company was in compliance with as of June 29, 2013. At June 29, 2013, there were borrowings of $6,700,000 under the 2012 Credit Facility included in “Other long-term debt” in the preceding table. In addition, there were letters of credit aggregating $2,309,000 issued under the 2012 Credit Facility, which represents a utilization of the 2012 Credit Facility capacity but are not recorded in the consolidated balance sheet as the letters of credit are not debt. At June 30, 2012, there were borrowings of $110,072,000 outstanding under the 2012 Credit Facility included in “Other long-term debt” in the preceding table and there were letters of credit aggregating $17,202,000 issued.
Aggregate debt maturities for fiscal 2014 through 2018 and thereafter are as follows (in thousands):

2014	$838,240
2015	1,193
2016	257,552
2017	300,434
2018	—
Thereafter	650,400
Subtotal	2,047,819
Discount on notes	(2,636)
Total debt	$2,045,183
At June 29, 2013, the carrying value and fair value of the Company’s debt was $2,045,183,000 and $2,130,294,000, respectively. Fair value was estimated primarily based upon quoted market prices for the Company's long-term notes.

AVNET, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

8. Accrued expenses and other
Accrued expenses and other consist of the following:

	June 29, 2013	June 30, 2012
	(Thousands)
Payroll, commissions and related accruals	$291,561	$279,454
Income taxes (Note 9)	54,039	85,025
Other(1)	359,502	331,004
	$705,102	$695,483
______________________

(1)	Includes reserves related to restructuring, integration and other charges (see Note 17). Amounts presented in this caption were individually not significant.
9. Income taxes

The components of the provision for income taxes are indicated in the table below. The tax provision for deferred income taxes results from temporary differences arising principally from inventory valuation, accounts receivable valuation, net operating losses, certain accruals and depreciation, net of any changes to the valuation allowance.

	Years Ended
	June 29, 2013	June 30, 2012	July 2, 2011
	(Thousands)
Current:
Federal	$17,212	$94,237	$64,476
State and local	7,034	19,466	11,724
Foreign	84,965	98,278	109,731
Total current taxes	109,211	211,981	185,931
Deferred:
Federal	2,619	6,896	41,029
State and local	2,390	758	5,273
Foreign	(15,028)	4,128	(30,336)
Total deferred taxes	(10,019)	11,782	15,966
Provision for income taxes	$99,192	$223,763	$201,897
The provision for income taxes noted above is computed based upon the split of income before income taxes from U.S. and foreign operations. U.S. income before income taxes was $174,000,000, $320,333,000 and $273,287,000 and foreign income before income taxes was $375,265,000, $470,449,000 and $597,679,000 in fiscal 2013, 2012 and 2011, respectively.

AVNET, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Reconciliations of the federal statutory tax rate to the effective tax rates are as follows:

	Years Ended
	June 29, 2013	June 30, 2012	July 2, 2011
Federal statutory rate	35.0%	35.0%	35.0%
State and local income taxes, net of federal benefit	1.1	1.8	1.5
Foreign tax rates, net of valuation allowances	(7.2)	(5.4)	(5.3)
Release of valuation allowance, net of U.S. tax expense (as discussed below)	(6.4)	(2.8)	(7.4)
Change in contingency reserves	0.4	0.5	1.4
Tax audit settlements	(6.0)	(1.0)	(0.4)
Other, net	1.2	0.2	(1.6)
Effective tax rate	18.1%	28.3%	23.2%
Foreign tax rates generally consist of the impact of the difference between foreign and federal statutory rates applied to foreign income or loss and also include the impact of valuation allowances against the Company's otherwise realizable foreign loss carry-forwards.
Avnet’s effective tax rate on income before income taxes was 18.1% in fiscal 2013 as compared with an effective tax rate of 28.3% in fiscal 2012. Included in the fiscal 2013 effective tax rate is a net tax benefit of $50,376,000, which is comprised of (i) a tax benefit of $41,572,000 for the release of valuation allowance against deferred tax assets that were determined to be realizable, primarily related to a legal entity in EMEA (discussed further below), (ii) net favorable audit settlements resulting in a benefit of $33,182,000, partially offset by (iii) a tax provision of $24,378,000 primarily related to the establishment of a valuation allowance against deferred tax assets that were determined to be unrealizable during fiscal 2013. The fiscal 2013 effective tax rate is lower than the fiscal 2012 effective tax rate primarily due to a favorable impact from audit settlements and, to a lesser extent, a greater impact to the rate from the valuation allowance released in fiscal 2013 (as discussed further below) as compared with the amount released in fiscal 2012 due to the reduced level of income and mix of income in the current year. In fiscal 2012, withholding tax related to legal entity reorganization resulted in an increase to the rate that does not exist in the current year.
During fiscal 2013, the Company had a partial valuation allowance against significant tax assets related to a legal entity in EMEA due to, among several other factors, a history of losses in that entity. Since fiscal 2010, the entity has been experiencing improved earnings, which required the partial release of the valuation allowance to the extent the entity has projected taxable income. In each of fiscal 2013 and 2012, the Company determined a portion of the valuation allowance for this legal entity was no longer required due to the expected continuation of improved earnings in the foreseeable future and, as a result, the Company's effective tax rate was positively impacted (decreased) upon the release of the valuation allowance, net of the U.S. tax expense. In fiscal 2013 and 2012, the valuation allowance released associated with this EMEA legal entity was $27,055,000 and $22,127,000, respectively, net of the U.S. tax expense associated with the release. The Company will continue to evaluate the need for a valuation allowance against these tax assets and will adjust the valuation allowance as deemed appropriate which, when adjusted, will result in an impact to the effective tax rate.  Factors that are considered in such an evaluation include historic levels of income, expectations and risk associated with estimates of future taxable income and ongoing prudent and feasible tax planning strategies. Excluding the benefit in both fiscal years related to the release of the tax valuation allowance associated with the EMEA legal entity, the effective tax rate for fiscal 2013 would have been 23.0% as compared with 31.1% for fiscal 2012.
During fiscal 2013, the Company's effective tax rate was favorably impacted primarily by the settlement of two audits by the U.S. Internal Revenue Service ("IRS") for the Company and an acquired company. As a result, the Company recognized a tax benefit of $33,005,000 in fiscal 2013.
Avnet’s effective tax rate on income before income taxes was 28.3% in fiscal 2012 as compared with an effective tax rate of 23.2% in fiscal 2011. As compared with fiscal 2011, the fiscal 2012 effective tax rate is higher than the fiscal 2011 effective tax rate primarily due to a lower amount of valuation allowance released in fiscal 2012 as compared with the amount released in fiscal 2011, and, to a lesser extent, a more favorable impact from audit settlements and changes to existing tax positions in fiscal 2012 as compared with fiscal 2011. These favorable impacts were partially offset by withholding tax in fiscal 2012.

AVNET, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The significant components of deferred tax assets and liabilities, included primarily in “other assets” on the consolidated balance sheets, are as follows:

	June 29, 2013	June 30, 2012
	(Thousands)
Deferred tax assets:
Inventory valuation	$19,509	$13,298
Accounts receivable valuation	27,185	29,984
Federal, state and foreign tax loss carry-forwards	333,940	304,410
Various accrued liabilities and other	33,031	88,792
	413,665	436,484
Less — valuation allowance	(230,821)	(244,093)
	182,844	192,391
Deferred tax liabilities:
Depreciation and amortization of property, plant and equipment	(50,469)	(54,745)
Net deferred tax assets	$132,375	$137,646
The change in the valuation allowance from fiscal 2012 to fiscal 2013 was a combination of (i) a net reduction of $41,572,000 primarily due to the previously mentioned release of valuation allowance in EMEA, $31,867,000 of which impacted the effective tax rate while the remainder was offset in deferred income taxes, and (ii) a net increase of $28,300,000 primarily related to additional valuation allowances for newly acquired companies and companies with a history of losses.
As of June 29, 2013, the Company had foreign net operating loss carry-forwards of approximately $1,186,832,000, of which $43,463,000 will expire during fiscal 2014 and 2015, substantially all of which have full valuation allowances, $238,701,000 have expiration dates ranging from fiscal 2016 to 2033 and the remaining $904,668,000 have no expiration date. The carrying value of the Company’s net operating loss carry-forwards is dependent upon the Company’s ability to generate sufficient future taxable income in certain tax jurisdictions. In addition, the Company considers historic levels of income, expectations and risk associated with estimates of future taxable income and ongoing prudent and feasible tax planning strategies in assessing a tax valuation allowance.
Accruals for unrecognized tax benefits are included in “accrued expenses and other” and “other long term liabilities” on the consolidated balance sheet. These contingency reserves relate to various tax matters that result from uncertainties in the application of complex income tax regulations in the numerous jurisdictions in which the Company operates. The change to contingency reserves during fiscal 2013 is primarily due to favorable non-cash audit settlements, which are included in the “reductions for tax positions taken in prior periods” caption in the following table. As of June 29, 2013, unrecognized tax benefits were $123,930,000, of which approximately $117,708,000, if recognized, would favorably impact the effective tax rate and the remaining balance would be substantially offset by valuation allowances. As of June 30, 2012, unrecognized tax benefits were $146,626,000, of which approximately $126,933,000, if recognized, would favorably impact the effective tax rate, and the remaining balance would be substantially offset by valuation allowances. The accrual for unrecognized tax benefits included accrued interest expense and penalties of $24,979,000 and $24,664,000, net of applicable state tax benefit, as of the end of fiscal 2013 and 2012, respectively.

AVNET, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Reconciliations of the beginning and ending accrual balances for unrecognized tax benefits are as follows:

	June 29, 2013	June 30, 2012
	(Thousands)
Balance at beginning of year	$146,626	$175,151
Additions for tax positions taken in prior periods, including interest	11,732	19,262
Reductions for tax positions taken in prior periods, including interest	(33,776)	(35,898)
Additions for tax positions taken in current period	7,445	8,179
Reductions related to cash settlements with taxing authorities	(9,064)	(7,460)
Reductions related to the lapse of statute of limitations	(2,812)	(3,810)
Additions (reductions) related to foreign currency translation	3,779	(8,798)
Balance at end of year	$123,930	$146,626
The evaluation of income tax positions requires management to estimate the ability of the Company to sustain its position and estimate the final benefit to the Company. To the extent that these estimates do not reflect the actual outcome there could be an impact on the consolidated financial statements in the period in which the position is settled, the statute of limitations expire or new information becomes available as the impact of these events are recognized in the period in which they occur. It is difficult to estimate the period in which the amount of a tax position will change as settlement may include administrative and legal proceedings whose timing the Company cannot control. The effects of settling tax positions with tax authorities and statute expirations may significantly impact the accrual for income tax contingencies. Within the next twelve months, management estimates that approximately $23,884,000 of tax contingencies will be settled primarily through agreement with the tax authorities for tax positions related to valuation matters and positions related to acquired entities; such matters are common to multinational companies. The expected cash payment related to the settlement of these contingencies is $16,303,000.
The Company conducts business globally and consequently files income tax returns in numerous jurisdictions including those listed in the following table. It is also routinely subject to audit in these and other countries. The Company is no longer subject to audit in its major jurisdictions for periods prior to fiscal year 2006. The years remaining subject to audit, by major jurisdiction, are as follows:

Jurisdiction	Fiscal Year
Belgium, Germany and United States (federal and state)	2010-2013
United Kingdom	2009-2013
Hong Kong	2007-2013
Singapore	2006-2013
Netherlands and Taiwan	2008-2013

10. Pension and retirement plans
Pension Plan
The Company’s noncontributory defined benefit pension plan (the “Plan”) covers substantially all domestic employees. Employees are eligible to participate in the Plan following the first year of service during which they worked at least 1,000 hours. The Plan provides defined benefits pursuant to a cash balance feature whereby a participant accumulates a benefit based upon a percentage of current salary, which varies with age, and interest credits. The Company uses June 30 as the measurement date for determining pension expense and benefit obligations for each fiscal year. Not included in the tabulations and discussions that follow are pension plans of certain non-U.S. subsidiaries and other small pension plans that are not material.
The following tables outline changes in benefit obligations, plan assets and the funded status of the Plan as of the end of fiscal 2013 and 2012:

AVNET, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

	June 29, 2013	June 30, 2012
	(Thousands)
Changes in benefit obligations:
Benefit obligations at beginning of year	$375,156	$297,527
Service cost	36,920	28,380
Interest cost	14,653	14,925
Plan amendments	—	3,360
Actuarial (gain) loss	(13,545)	48,620
Benefits paid	(21,304)	(17,656)
Benefit obligations at end of year	$391,880	$375,156
Change in plan assets:
Fair value of plan assets at beginning of year	$301,449	$324,752
Actual return on plan assets	45,228	(5,647)
Benefits paid	(21,304)	(17,656)
Contributions	40,000	—
Fair value of plan assets at end of year	$365,373	$301,449
Funded status of the plan recognized as a non-current liability	$(26,507)	$(73,707)
Amounts recognized in accumulated other comprehensive income:
Unrecognized net actuarial loss	$173,069	$218,837
Unamortized prior service credit	(7,623)	(9,196)
	$165,446	$209,641
Other changes in plan assets and benefit obligations recognized in other comprehensive income:
Net actuarial (gain) loss	$(30,870)	$81,206
Prior service cost	—	3,360
Amortization of net actuarial loss	(14,898)	(9,680)
Amortization of prior service credit	1,573	1,875
	$(44,195)	$76,761
The Plan was amended effective June 1, 2012 to improve pre-retirement death benefits so that the pre-retirement death benefits will be payable without regard to marital status, and will be based on 100% of the participant's vested cash account. The increase in liability is recognized as a prior service cost and amortization began in fiscal year 2013.
Included in “accumulated other comprehensive income” at June 29, 2013 is a pre-tax charge of $173,069,000 of net actuarial losses which have not yet been recognized in net periodic pension cost, of which $12,686,000 is expected to be recognized as a component of net periodic benefit cost during fiscal 2014. Also included is a pre-tax credit of $7,623,000 of prior service credit which has not yet been recognized in net periodic pension costs, of which $1,573,000 is expected to be recognized as a component of net periodic benefit costs during fiscal 2014.
Weighted average assumptions used to calculate actuarial present values of benefit obligations are as follows:

	2013	2012
Discount rate	4.50%	4.00%

AVNET, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Weighted average assumptions used to determine net benefit costs are as follows:

	2013	2012
Discount rate	4.00%	5.25%
Expected return on plan assets	8.50%	8.50%
The Company bases its discount rate on a hypothetical portfolio of bonds rated Aa by Moody’s Investor Services or AA by Standard & Poor's. The bonds selected for this determination are based upon the estimated amount and timing of services of the pension plan.
Components of net periodic pension costs during the last three fiscal years are as follows:

	Years Ended
	June 29, 2013	June 30, 2012	July 2, 2011
	(Thousands)
Service cost	$36,920	$28,380	$23,874
Interest cost	14,653	14,925	13,918
Expected return on plan assets	(27,905)	(26,938)	(27,560)
Recognized net actuarial loss	14,898	9,680	8,938
Amortization of prior service credit	(1,573)	(1,875)	(1,875)
Net periodic pension cost	$36,993	$24,172	$17,295
The Company made $40,000,000 of contributions in fiscal 2013 and none in 2012.
Benefit payments are expected to be paid to participants as follows for the next five fiscal years and the aggregate for the five years thereafter (in thousands):

2014	$28,436
2015	23,802
2016	27,310
2017	30,627
2018	34,448
2019 through 2023	240,710
The Plan’s assets are held in trust and were allocated as follows as of the June 30 measurement date for fiscal 2013 and 2012:

	2013	2012
Equity securities	75%	75%
Fixed income	24	24
Cash and cash equivalents	1	1
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
FASB ASC 820, Fair Value Measurements and Disclosures, establishes a fair value hierarchy that prioritizes the inputs to valuation techniques used to measure fair value. The hierarchy gives the highest priority to unadjusted quoted prices in active markets for identical assets or liabilities (Level 1 measurements) and the lowest priority to unobservable inputs (Level 3 measurements). The three levels of the fair value hierarchy under FASB ASC 820 are described below:
Level 1: Inputs to the valuation methodology are unadjusted quoted prices for identical assets or liabilities in active markets.
Level 2: Inputs to the valuation methodology include quoted prices for similar assets and liabilities in active markets, and inputs that are observable for the asset or liability, either directly or indirectly, for substantially the full term of the financial instrument.
Level 3: Inputs to the valuation methodology are unobservable and significant to the fair value measurement.
A financial instrument's level within the fair value hierarchy is based on the lowest level of any input that is significant to the fair value measurement.
The following table sets forth by level, within the fair value hierarchy, the Plan's investments at fair value as of June 29, 2013.

	Level 1	Level 2	Level 3	Total
	(Thousands)
Cash and cash equivalents	$3,032	$—	$—	$3,032
Equities:
U.S. common stocks	—	219,225	—	219,225
International common stocks	—	56,458	—	56,458
Fixed Income:
U.S. government agencies	—	10,004	—	10,004
U.S. corporate bonds	—	76,654	—	76,654
Total	$3,032	$362,341	$—	$365,373
The following table sets forth by level, within the fair value hierarchy, the Plan's investments at fair value as of June 30, 2012.

	Level 1	Level 2	Level 3	Total
	(Thousands)
Cash and cash equivalents	$3,045	$—	$—	$3,045
Equities:
U.S. common stocks	—	178,857	—	178,857
International common stocks	—	46,897	—	46,897
Fixed Income:
U.S. government agencies	—	10,087	—	10,087
U.S. corporate bonds	—	62,563	—	62,563
Total	$3,045	$298,404	$—	$301,449
The Plan’s investments in equity and fixed income investments are stated at unit value, or the equivalent of net asset value, which is a practical expedient for estimating the fair values of those investments. Each of these investments may be redeemed daily without notice and had no unfunded commitments as of June 29, 2013.

AVNET, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The fixed income investments provide a steady return with medium volatility and assist with capital preservation and income generation. The equity investments have higher expected volatility and return than the fixed income investments.
11. Operating leases
The Company leases many of its operating facilities and is also committed under lease agreements for transportation and operating equipment. Rent expense charged to operations during the last three years is as follows:

	Years Ended
	June 29, 2013	June 30, 2012	July 2, 2011
	(Thousands)
Buildings	$86,884	$84,531	$78,371
Equipment	7,203	8,093	8,332
	$94,087	$92,624	$86,703
The aggregate future minimum operating lease commitments, principally for buildings, in fiscal 2014 through 2018 and thereafter (through 2029), are as follows (in thousands):

2014	$86,100
2015	58,165
2016	41,901
2107	29,088
2018	18,468
Thereafter	38,514
Total	$272,236
The preceding table includes operating lease commitments that have been reserved for as part of the Company’s restructuring activities (see Note 17).
12. Stock-based compensation plans
The Company measures all share-based payments, including grants of employee stock options, at fair value and recognizes related expense in the consolidated statement of operations over the service period (generally the vesting period). During fiscal 2013, 2012, 2011, the Company expensed $43,677,000, $35,737,000 and $28,931,000, respectively, for all stock-based compensation awards.
Stock plan
At June 29, 2013, the Company had 8,988,130 shares of common stock reserved for equity awards, which consisted of 2,579,188 for options granted that have not yet been exercised, 2,995,588 available for future awards under plans approved by shareholders, 2,980,565 for stock incentive and performance shares granted but not yet vested, and 432,789 shares available for future award under the Company's Employee Stock Purchase Plan ("ESPP").
Stock options
Option grants under the 2010 Plan have a contractual life of ten years, vest 25% on each anniversary of the grant date, commencing with the first anniversary, and provide for a minimum exercise price of 100% of fair market value at the date of grant. Compensation expense associated with stock options during fiscal 2013, 2012 and 2011 was $3,989,000, $3,147,000 and $3,499,000, respectively.
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

AVNET, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

	Years Ended
	June 29, 2013	June 30, 2012	July 2, 2011
Expected term (years)	6.00	6.00	6.00
Risk-free interest rate	0.9%	1.2%	1.8%
Weighted average volatility	35.0%	33.7%	33.7%
Dividend yield	—	—	—
The following is a summary of the changes in outstanding options for fiscal 2013:

	Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life
Outstanding at June 30, 2012	2,881,918	$23.78	61 Months
Granted	416,128	$32.34	110 Months
Exercised	(708,421)	$18.25	12 Months
Forfeited or expired	(10,437)	$30.50	40 Months
Outstanding at June 29, 2013	2,579,188	$26.65	70 Months
Exercisable at June 29, 2013	1,634,898	$25.37	53 Months
The weighted-average grant-date fair values of stock options granted during fiscal 2013, 2012 and 2011 were $11.33, $9.67 and $8.72, respectively.
At June 29, 2013, the aggregate intrinsic value of all outstanding stock option awards was $18,089,000 and all exercisable stock options awards was $13,624,000.
The following is a summary of the changes in non-vested stock options for the fiscal year ended June 29, 2013:

	Shares	Weighted Average Grant-Date Fair Value
Non-vested stock options at June 30, 2012	887,295	$9.41
Granted	416,128	$11.33
Vested	(359,133)	$9.53
Forfeited	—	$—
Non-vested stock options at June 29, 2013	944,290	$10.21
As of June 29, 2013, there was $2,534,000 of total unrecognized compensation cost related to non-vested stock options, which is expected to be recognized over a weighted-average period of 2.2 years. The total fair values of shares vested during fiscal 2013, 2012 and 2011 were $3,424,000, $3,599,000, $3,425,000, respectively.
Cash received from option exercises during fiscal 2013, 2012 and 2011 totaled $2,053,000, $2,405,000, and $3,506,000, respectively. The impact of these cash receipts is included in “Other, net” in financing activities in the accompanying consolidated statements of cash flows.
Incentive shares
Delivery of incentive shares, and the associated compensation expense, is spread equally over a five-year period and is generally subject to the employee’s continued employment by the Company. As of June 29, 2013, 2,009,510 shares previously awarded have not yet been delivered. Compensation expense associated with this program was $26,788,000, $20,978,000 and $17,008,000 for fiscal years 2013, 2012 and 2011, respectively.

AVNET, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The following is a summary of the changes in non-vested incentive shares for the fiscal year ended June 29, 2013:

	Shares	Weighted Average Grant-Date Fair Value
Non-vested incentive shares at June 30, 2012	1,749,519	$26.82
Granted	1,292,030	$32.42
Vested	(900,701)	$28.24
Forfeited	(131,338)	$28.64
Non-vested incentive shares at June 29, 2013	2,009,510	$29.62
As of June 29, 2013, there was $47,413,000 of total unrecognized compensation cost related to non-vested incentive shares, which is expected to be recognized over a weighted-average period of 2.9 years. The total fair values of shares vested during fiscal 2013, 2012 and 2011 were $25,439,000, $19,516,000, $15,916,000, respectively.
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
During fiscal 2013, 2012 and 2011, the Company granted 252,185, 349,070 and 380,200 performance shares, respectively, to be awarded to participants in the Performance Share Program, of which 10,400 cumulatively have been forfeited. The actual amount of performance shares issued at the end of the three-year period is determined based upon the level of achievement of the defined performance goals and can range from 0% to 200% of the initial award. During fiscal 2013, 2012 and 2011, the Company recognized compensation expense associated with the Performance Share Programs of $11,902,000, $10,502,000 and $7,374,000, respectively.
Outside director equity compensation
Non-employee directors are awarded shares equal to a fixed dollar amount of Avnet common stock upon their re-election each year, as part of their director compensation package. Directors may elect to receive this compensation in the form of common stock or they may elect to defer their compensation to be paid in common stock at a later date. During fiscal 2013, 2012 and 2011, compensation cost associated with the outside director stock bonus plan was $999,000, $1,110,000, $1,050,000, respectively.
Employee stock purchase plan
The Company has an ESPP under the terms of which eligible employees of the Company are offered options to purchase shares of Avnet common stock at a price equal to 95% of the fair market value on the last day of each monthly offering period. The ESPP is not compensatory based on its terms.
The Company has a policy of repurchasing shares on the open market to satisfy shares purchased under the ESPP, and expects future repurchases during fiscal 2014 to be similar to the number of shares repurchased during fiscal 2013, based on current estimates of participation in the program. During fiscal 2013, 2012 and 2011, there were 61,731, 64,187 and 62,329 shares, respectively, of common stock issued under the ESPP program.
13. Commitments and contingencies
Bell
During fiscal 2011, the Company recognized a contingent liability for potential unpaid import duties associated with the acquisition of Bell. Prior to the acquisition of Bell by Avnet, Customs and Border Protection (“CBP”) initiated a review of the importing process at one of Bell’s subsidiaries and identified compliance deficiencies. Subsequent to the acquisition of Bell by

AVNET, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Avnet, CBP began a compliance audit. The Company evaluated projected duties, interest and penalties that potentially may be imposed as a result of the audit and recognized a contingent liability of $10,000,000 which was recorded to goodwill in fiscal 2011. Depending on the ultimate resolution of the matter with CBP, the Company estimates that the range of the potential exposure associated with the liability may be up to $73,000,000; however, the Company believes the contingent liability recorded is a reasonable estimate of the liability based upon the facts currently available at this time.
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

	Years Ended
	June 29, 2013	June 30, 2012	July 2, 2011
	(Thousands, except per share data)
Numerator:
Net income for basic and diluted earnings per share	$450,073	$567,019	$669,069
Denominator:
Weighted average common shares for basic earnings per share	137,951	147,278	152,481
Net effect of dilutive stock options and performance share awards	2,052	2,275	1,856
Weighted average common shares for diluted earnings per share	140,003	149,553	154,337
Basic earnings per share	$3.26	$3.85	$4.39
Diluted earnings per share	$3.21	$3.79	$4.34
Options to purchase 565,840 shares of the Company's stock for fiscal 2013 and 238,000 shares for both fiscal 2012 and 2011, were excluded from the calculations of diluted earnings per shares because the exercise price for those options was above the average market price of the Company’s stock during those periods. Inclusion of these options in the diluted earnings per share calculation would have had an anti-dilutive effect.
15. Additional cash flow information
Other non-cash and reconciling items consist of the following:

	Years Ended
	June 29, 2013	June 30, 2012	July 2, 2011
	(Thousands)
Provision for doubtful accounts	$30,802	$35,632	$39,255
Periodic pension costs (Note 10)	36,993	24,172	17,295
Other, net	7,532	6,459	296
Total	$75,327	$66,263	$56,846

AVNET, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Interest and income taxes paid during the last three years were as follows:

	Years Ended
	June 29, 2013	June 30, 2012	July 2, 2011
	(Thousands)
Interest	$106,735	$89,529	$91,946
Income taxes	$141,196	$192,717	$158,372
The Company includes bank overdrafts as part of accounts payable on its consolidated balance sheets and reflects changes in such balances as part of cash flows from operating activities in its consolidated statements of cash flows.
Non-cash activity during fiscal 2013, 2012 and 2011 included amounts recorded through comprehensive income and, therefore, are not included in the consolidated statement of cash flows. Fiscal 2013 included an adjustment to pension liabilities (including non-U.S. pension liabilities) of $49,192,000 , which was recorded net of related deferred tax benefit of $19,062,000 in other comprehensive income (see Notes 4 and 10). Other non-cash activities included assumed debt of $66,367,000 and assumed liabilities of $203,626,000 as a result of the acquisitions completed in fiscal 2013 (see Note 2), divestitures, and purchase accounting adjustments to prior year acquisitions that occurred during the purchase price allocation period.
Fiscal 2012 included an adjustment to increase pension liabilities (including non-U.S. pension liabilities) of $85,010,000 which was recorded net of related deferred tax benefit of $32,382,000 in other comprehensive income (see Notes 4 and 10). Other non-cash activities included assumed debt of $34,765,000 and assumed liabilities of $214,325,000 as a result of the acquisitions completed in fiscal 2012 (see Note 2).
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

AVNET, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

	Years Ended
	June 29, 2013	June 30, 2012	July 2, 2011
	(Millions)
Sales:
Electronics Marketing	$15,094.4	$14,933.1	$15,066.2
Technology Solutions	10,364.5	10,774.4	11,468.2
	$25,458.9	$25,707.5	$26,534.4
Operating income (loss):
Electronics Marketing	$624.0	$751.4	$832.5
Technology Solutions	278.4	319.3	286.7
Corporate	(126.9)	(112.9)	(112.0)
	775.5	957.8	1,007.2
Restructuring, integration and other charges (Note 17)	(149.5)	(73.6)	(77.2)
	$626.0	$884.2	$930.0
Assets:
Electronics Marketing	$6,316.3	$6,024.3	$5,890.9
Technology Solutions	3,838.4	3,738.5	3,765.2
Corporate	320.0	405.1	249.5
	$10,474.7	$10,167.9	$9,905.6
Capital expenditures:
Electronics Marketing	$24.1	$58.5	$69.8
Technology Solutions	26.6	41.3	57.4
Corporate	46.7	28.8	21.5
	$97.4	$128.6	$148.7
Depreciation & amortization expense:
Electronics Marketing	$51.8	$38.9	$28.3
Technology Solutions	47.3	39.2	30.0
Corporate	21.6	23.2	23.1
	$120.7	$101.3	$81.4
Sales, by geographic area, are as follows:
Americas (1)	$10,716.6	$11,499.3	$11,518.5
EMEA (2)	7,277.9	7,408.9	8,393.4
Asia/Pacific (3)	7,464.4	6,799.3	6,622.5
	$25,458.9	$25,707.5	$26,534.4
Property, plant and equipment, net, by geographic area:
Americas (4)	$283.0	$278.5	$242.5
EMEA (5)	177.9	150.8	150.6
Asia/Pacific	31.7	31.9	26.1
	$492.6	$461.2	$419.2
______________________

(1)	Includes sales in the United States of $9.4 billion, $10.0 billion and $10.0 billion for fiscal 2013, 2012 and 2011, respectively.

(2)
Includes sales in Germany and the United Kingdom of $2.8 billion and $1.2 billion, respectively, for fiscal 2013. Includes sales in Germany and the United Kingdom of $2.6 billion and $1.4 billion, respectively, for fiscal 2012. Includes sales in Germany and the United Kingdom of $3.1 billion and $1.7 billion, respectively, for fiscal 2011.

AVNET, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

(3)
Includes sales of $2.3 billion, $2.4 billion and $1.2 billion in Taiwan, China (including Hong Kong) and Singapore, respectively, for fiscal 2013. Includes sales of $1.9 billion, $2.3 billion and $1.2 billion in Taiwan, China (including Hong Kong) and Singapore, respectively, for fiscal 2012. Includes sales of $1.8 billion, $2.4 billion and $1.2 billion in Taiwan, China (including Hong Kong) and Singapore, respectively, for fiscal 2011.

(4)	Includes property, plant and equipment, net, of $273.4 million, $266.7 million and $231.3 million in the United States for fiscal 2013, 2012 and 2011, respectively.

(5)
Includes property, plant and equipment, net, of $92.7 million, $45.1 million, and $13.1 million in Germany, Belgium and the United Kingdom, respectively, for fiscal 2013. Fiscal 2012 includes property, plant and equipment, net, of $90.6 million in Germany, $26.4 million in Belgium and $17.3 million in the United Kingdom. Fiscal 2011 includes property, plant and equipment, net, of $92.8 million in Germany, $23.4 million in Belgium and $16.4 million in the United Kingdom.

The Company manages its business based upon the operating results of its two operating groups before restructuring, integration and other charges (see Note 17).
Listed in the table below are the major product categories and the Company’s approximate sales of each during the past three fiscal years:

	Years Ended
	June 29, 2013	June 30, 2012	July 2, 2011
	(Millions)
Semiconductors	$13,720.8	$13,461.6	$14,149.3
Computer products	9,346.0	9,984.4	10,284.6
Connectors	687.6	667.5	1,041.4
Passives, electromechanical and other	1,704.5	1,594.0	1,059.1
	$25,458.9	$25,707.5	$26,534.4

17. Restructuring, integration and other charges
Fiscal 2013
During fiscal 2013, the Company initiated actions to reduce costs in both operating groups in response to current market conditions and incurred acquisition and integration costs associated with acquired businesses. As a result, the Company incurred restructuring, integration and other charges as presented in the following table.

Year Ended
June 29, 2013
(Thousands)
Restructuring charges	$120,048
Integration costs	35,742
Acquisition costs and adjustments	(3,224)
Reversal of excess prior year restructuring reserves	(3,065)
Pre-tax restructuring, integration and other charges	$149,501
After tax restructuring, integration and other charges	$116,382
Restructuring, integration and other charges per share on a diluted basis	$0.83

AVNET, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The activity related to the restructuring charges incurred during fiscal 2013 is presented in the following table:

	Severance Reserves	Facility Exit Costs	Other	Total
	(Thousands)
Fiscal 2013 pre-tax charges	$73,337	$34,373	$12,338	$120,048
Cash payments	(47,930)	(3,421)	(2,116)	(53,467)
Non-cash write-downs	—	(14,550)	(9,765)	(24,315)
Other, principally foreign currency translation	(153)	(191)	(87)	(431)
Balance at June 29, 2013	$25,254	$16,211	$370	$41,835
Severance charges recorded in fiscal 2013 related to the reduction of over 1,600 employees in sales and business support functions in connection with the cost reduction actions taken in all three regions in both operating groups with employee reductions of 1,100 in EM, 400 in TS and 150 in business support functions. Facility exit costs for vacated facilities related to 32 facilities in the Americas, 26 in EMEA and 11 in the Asia region and consisted of reserves for remaining lease liabilities and the write-down of fixed assets. Other restructuring charges related primarily to other onerous lease obligations that have no ongoing benefit to the Company as well as a loss of $6,634,000 recognized in the third quarter of fiscal 2013 from the write-down of the net assets and goodwill associated with the planned exit of a non-integrated business in the EM Americas region that occurred in the fourth quarter of fiscal 2013. Of the $120,048,000 pre-tax restructuring charges recorded during fiscal 2013, $68,873,000 related to EM, $47,965,000 related to TS and $3,209,000 related to business support functions. As of June 29, 2013, management expects the majority of the remaining severance reserves to be utilized by the end of fiscal 2015, facility exit cost reserves to be utilized by the end of fiscal 2018, and other to be utilized by 2014.

Integration costs incurred related to the integration of acquired businesses and incremental costs incurred as part of the consolidation and closure of certain office and warehouse locations. Integration costs included IT consulting costs for system integration assistance, facility moving costs, legal fees, and travel, meeting, marketing and communication costs that were incrementally incurred as a result of the integration activity. Also included in integration costs are incremental salary costs associated with the consolidation and closure activities as well as costs associated with acquisition activity, primarily related to the acquired businesses' personnel who were retained by Avnet following the close of the acquisitions solely to assist in the integration of the acquired businesses' IT systems and administrative and logistics operations into those of Avnet. These identified personnel have no other meaningful day-to-day operational responsibilities outside of the integration effort. Included in integration costs during the third quarter of fiscal 2013 is a loss of $8,789,000 related to the exit of two multi-employer pension plans associated with acquired entities in Japan.

Acquisition costs incurred during fiscal 2013 related primarily to professional fees for advisory services and legal and accounting due diligence procedures and other legal costs associated with acquisitions.
During fiscal 2013, the Company recorded credits to restructuring, integration and other charges related to the reversal of restructuring reserves established in prior years that were deemed to be no longer required. Included in acquisition related costs is a credit of $11,172,000 related to the reversal of an earn-out liability for which payment is no longer expected to be incurred.

AVNET, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Fiscal 2012

During fiscal 2012, the Company incurred charges related primarily to the acquisition and integration activities associated with acquired businesses (see Note 2) and also recorded credits related to prior restructuring reserves and acquisition adjustments.

Year Ended
June 30, 2012
(Thousands)
Restructuring charges	$50,253
Integration costs	9,392
Acquisition costs	10,561
Reversal of excess prior year restructuring reserves	(3,286)
Prior year acquisition adjustments	6,665
Pre-tax restructuring, integration and other charges	$73,585
After tax restructuring, integration and other charges	$52,963
Restructuring, integration and other charges per share on a diluted basis	$0.35
The fiscal 2013 activity related to the remaining restructuring reserves from fiscal 2012 is presented in the following table:

	Severance Reserves	Facility Exit Costs	Other	Total
	(Thousands)
Balance at June 30, 2012	$9,746	$4,544	$1,347	$15,637
Cash payments	(7,899)	(2,495)	(939)	(11,333)
Adjustments	(1,091)	(1,019)	(153)	(2,263)
Other, principally foreign currency translation	183	14	33	230
Balance at June 29, 2013	$939	$1,044	$288	$2,271
Severance charges recorded in fiscal 2012 related to over 800 employees in sales, administrative and finance functions in connection with the cost reduction actions taken in all three regions in both operating groups with employee reductions of approximately 480 in EM and 320 in TS. Facility exit costs for vacated facilities related to 12 facilities in the Americas, 5 in EMEA and 13 in the Asia/Pac region and consisted of reserves for remaining lease liabilities and the write-down of leasehold improvements and other fixed assets. Other restructuring charges related primarily to other onerous lease obligations that have no ongoing benefit to the Company. Of the $50,253,000 pre-tax restructuring charges recorded during fiscal 2012, $27,537,000 related to EM and $22,716,000 related to TS and the remaining related to corporate charges. As of June 29, 2013, management expects the majority of the remaining severance reserves to be utilized by the end of fiscal 2016 and the remaining facility exit cost and other reserves to be utilized by the end of fiscal 2014.

Integration costs incurred related to the integration of acquired businesses and incremental costs incurred as part of the consolidation and closure of certain office and warehouse locations. Integration costs included IT consulting costs for system integration assistance, facility moving costs, legal fees, and travel, meeting, marketing and communication costs that were incrementally incurred as a result of the integration activity. Also included in integration costs are incremental salary costs associated with the consolidation and closure activities as well as costs associated with acquisition activity, primarily related to the acquired businesses' personnel who were retained by Avnet following the close of the acquisitions solely to assist in the integration of the acquired businesses' IT systems and administrative and logistics operations into those of Avnet. These identified personnel have no other meaningful day-to-day operational responsibilities outside of the integration effort.

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
Severance charges recorded in fiscal 2011 related to personnel reductions of over 550 employees in administrative, finance and sales functions primarily in connection with the integration of the acquired Bell business into the existing EM Americas, TS Americas and TS EMEA regions and, to a lesser extent, other cost reduction actions. Facility exit costs consisted of lease liabilities, fixed asset write-downs and other related charges associated with 50 vacated facilities: 23 in the Americas, 25 in EMEA and 2 in the Asia/Pac region.
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

AVNET, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Fiscal 2011 and prior reserve activity
In addition to the fiscal 2011 restructuring activity, the Company incurred restructuring charges under prior restructuring plans. The fiscal 2013 activity related to the remaining reserves associated with these restructuring actions is presented in the following table:

	Severance Reserves	Facility Exit Costs	Other	Total
	(Thousands)
Balance at June 30, 2012	$443	$4,977	$905	$6,325
Cash payments	(138)	(2,791)	(120)	(3,049)
Adjustments	(158)	(616)	(117)	(891)
Other, principally foreign currency translation	20	12	(1)	31
Balance at June 29, 2013	$167	$1,582	$667	$2,416

As of June 29, 2013, management expects the majority of the remaining severance and other reserves to be utilized by the end of fiscal 2020 and the remaining facility exit cost reserves to be utilized by the end of fiscal 2016.
18. Summary of quarterly results (unaudited):

		First Quarter	Second Quarter	Third Quarter	Fourth Quarter	Year(a)
		(Millions, except per share amounts)
(b)	2013
	Sales	$5,870.1	$6,699.5	$6,298.7	$6,590.7	$25,459.0
	Gross profit	684.4	768.5	756.0	770.9	2,979.8
	Net income	100.3	137.5	86.2	126.1	450.1
	Diluted earnings per share	0.70	0.99	0.62	0.91	3.21
(c)	2012
	Sales	$6,426.0	$6,693.6	$6,280.5	$6,307.4	$25,707.5
	Gross profit	753.6	784.1	753.8	759.0	3,050.5
	Net income	139.0	147.0	147.6	133.4	567.0
	Diluted earnings per share	0.90	0.98	1.00	0.91	3.79
______________________

(a)	Quarters may not add to the year due to rounding.

(b)
First quarter of fiscal 2013, results were impacted by restructuring, integration and other charges of $37.4 million pre-tax, $27.1 million after tax and $0.19 per share on a diluted basis. The charges consisted of severance, facility exit costs, integration costs, transaction costs, other restructuring charges, and a credit to adjust prior year restructuring reserves. The Company recognized a gain on bargain purchase of $31.3 million pre- and after tax and $0.22 per share on a diluted basis related to the acquisition of Internix, Inc., and an income tax adjustment of $12.2 million primarily related to a favorable settlement of an income tax audit. Second quarter results were impacted by restructuring, integration and other charges of $24.9 million pre-tax, $19.9 million after tax and $0.14 per share on a diluted basis. The charges consisted of severance, facility exit costs fixed asset write-downs, integration costs, transaction costs, other charges, and a reversal to adjust prior year restructuring reserves. The Company recorded a net gain of $0.1 million pre- and after tax share consisting of an adjustment of $1.7 million pre-and after tax to increase the gain on bargain purchase recorded in the first quarter of 2013 offset by a loss on a divestiture related to a small business in TS Asia. The Company also recorded an income tax adjustment of $17.4 million related to a favorable audit settlement of a U.S. income tax audit for an acquired company. Third quarter results were impacted by restructuring, integration and other charges of $27.3 million pre-tax, $25.8 million after tax and $0.18 per share on a diluted basis. The charges consisted of severance, facility exit costs, integration costs, transaction costs, other restructuring charges, and a credit to adjust prior year restructuring reserves. The Company recorded a loss of $8.8 million in integration-related costs due to the exit of two multi-employer pension plans associated with acquired entities in Japan, a credit of $11.2 million in acquisition charges related to the reversal of an earn-out liability, and $6.6 million in other charges related to the write-

AVNET, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

down of the net assets and goodwill associated with the planned exit of a non-integrated business in the EM Americas region. The Company also recorded an income tax adjustment of $13.4 million primarily related to the increase to a valuation allowance against existing deferred tax assets and increases to tax reserves. Fourth quarter results were impacted by restructuring, integration and other charges of $59.8 million pre-tax, $43.6 million after tax and $0.31 per share on a diluted basis. These charges included severance, facility exit costs, integration costs, transaction costs, other restructuring charges and other charges related to legal claims. The Company recorded a small adjustment to the gain on bargain purchase related to the business in Japan acquired in the third quarter. The Company also recorded a net tax benefit of $34.2 million, which is comprised of (i) a tax benefit of $41.6 million for the release of valuation allowances against deferred tax assets that were determined to be realizable during the fourth quarter of fiscal 2013, (ii) a tax benefit of $6.7 million related to the release of existing reserves due to audit settlement and statute expiration, partially offset by (iii) a tax provision of $14.1 million primarily related to the establishment of tax reserves against deferred tax assets that were determined to be unrealizable during the fourth quarter of fiscal 2013.

(c)
Second quarter of fiscal 2012 included restructuring, integration and other charges of $34.5 million pre-tax, $23.6 million after tax and $0.16 per share on a diluted basis. The charges consisted of severance, facility exit costs, integration costs, transaction costs, other restructuring charges, and a credit to adjust prior year restructuring reserves. The Company also recorded $1.4 million pre-tax, $0.9 million after tax and $0.01 per share on a diluted basis related to the write-down of a small investment and the write-off of deferred financing costs associated with the early retirement of a credit facility, and an income tax adjustment of $0.5 million primarily related to the combination of a favorable audit settlement and release of a valuation allowance on certain deferred tax assets which were determined to be realizable, mostly offset by changes to existing tax positions primarily for transfer pricing. Third quarter results were impacted by restructuring, integration and other charges of $18.6 million pre-tax, $13.7 million after tax and $0.10 per share on a diluted basis. The charges consisted of severance, facility exit costs, fixed asset write-downs, integration costs, transaction costs, other charges, and a reversal to adjust prior year restructuring reserves. The Company also recognized a gain on bargain purchase of $4.5 million pre- and after tax and $0.03 per share on a diluted basis related to the acquisition of Unidux Electronics Limited (Singapore), and an income tax adjustment of $5.2 million and $0.04 per share on a diluted basis related primarily to the combination of favorable audit settlements, certain reserve releases and the release of a valuation allowance on deferred tax assets which were determined to be realizable. Fourth quarter results were impacted by restructuring, integration and other charges of $20.5 million pre-tax, $15.7 million after tax and $0.11 per share on a diluted basis. These charges included severance, facility exit costs, integration costs, transaction costs, other restructuring charges and other charges related to legal claims. During the fourth quarter, the Company recognized a small adjustment to the gain on bargain purchase related to the business in Japan acquired in the third quarter; and a net tax benefit of $4.0 million and $0.03 per share on a diluted basis which is comprised of (i) a tax benefit of $26.3 million for the release of tax reserves against deferred tax assets that were determined to be realizable during the fourth quarter of fiscal 2012, partially offset by (ii) a tax provision of $22.3 million primarily related to the impact of withholding tax related to legal entity reorganizations and the establishment of tax reserves against deferred tax assets that were determined to be unrealizable during the fourth quarter of fiscal 2012.

SCHEDULE II
AVNET, INC. AND SUBSIDIARIES
VALUATION AND QUALIFYING ACCOUNTS
Years Ended June 29, 2013, June 30, 2012 and July 2, 2011

Column A	Column B	Column C				Column D		Column E
		Additions
Description	Balance at Beginning of Period	Charged to Costs and Expenses		Charged to Other Accounts — Describe		Deductions — Describe		Balance at End of Period
	(Thousands)
Fiscal 2013
Allowance for doubtful accounts	$106,319	$30,802		$—		$(41,465)	(a)	$95,656
Valuation allowance on foreign tax loss carry-forwards (Note 9)	244,093	(41,572)	(b)	28,300	(c)	—		230,821
Fiscal 2012
Allowance for doubtful accounts	107,739	35,632		—		(37,052)	(a)	106,319
Valuation allowance on foreign tax loss carry-forwards (Note 9)	310,772	(30,785)	(d)	(35,894)	(e)	—		244,093
Fiscal 2011
Allowance for doubtful accounts	81,197	39,255		—		(12,713)	(a)	107,739
Valuation allowance on foreign tax loss carry-forwards (Note 9)	331,423	(76,055)		55,404	(f)	—		310,772
______________________

(a)	Uncollectible accounts written off.

(b)
Represents a reduction primarily due to the release of valuation allowance in EMEA, of which $31,867,000 impacted the effective tax rate offset by $4,812,000 , which impacted deferred taxes associated with the release of the valuation allowance (see Note 9).

(c)	Primarily related to additional valuation allowances for newly acquired companies and companies with a history of losses.

(d)
Represents a reduction primarily due to the release of valuation allowance in EMEA, of which $26,231,000 impacted the effective tax rate offset by $4,554,000 , which impacted deferred taxes associated with the release of the valuation allowance.

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

INDEX TO EXHIBITS

Exhibit Number		Exhibit

3.1		Restated Certificate of Incorporation of the Company (incorporated herein by reference to the Company's Current Report on Form 8-K dated February 12, 2001, Exhibit 3(i)).

3.2		By-laws of the Company, effective August 11, 2011 (incorporated herein by reference to the Company's Current Report on Form 8-K dated August 16, 2011 Exhibit 3.1).

4.1
Indenture dated as of March 5, 2004, by and between the Company and JP Morgan Trust Company, National Association (incorporated herein by reference to the Company’s Current Report on Form 8-K dated March 8, 2004, Exhibit 4.1).

4.2
Officers' Certificate dated August 19, 2005, establishing the terms of the 6.00% Notes due 2015 (incorporated herein by reference to the Company's Current Report on Form 8-K dated August 19, 2005, Exhibit 4.2).

4.3
Officers' Certificate dated September 12, 2006, establishing the terms of the 6.625% Notes due 2016 (incorporated herein by reference to the Company's Current Report on Form 8-K dated September 12, 2006, Exhibit 4.2).

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

4.6		Officers’ Certificate establishing the terms of the 5.875% Notes due 2020 (incorporated herein by reference to the Company’s Current Report on Form 8-K dated June 22, 2010, Exhibit 4.2).

4.7		Officers' Certificate establishing the terms of the 4.875% Notes due 2022 (incorporated herein by reference to the Company's Current Report on Form 8-K dated November 21, 2012, Exhibit 4.1).

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

10.2
Form of Change of Control Agreement between the Company Richard Hamada, Gerry Fay, Erin Lewin and Steve Phillips (incorporated herein by reference to the Company’s Current Report on Form 8-K dated February 14, 2011, Exhibit 10.3).

10.3	*	Form of Employment Agreement by and between the Company and Erin Lewin.

10.4
Form of Employment Agreement between the Company and each of Phillip Gallagher, Steve Phillips and Ray Sadowski (incorporated herein by reference to the Company's Current Report on Form 8-K dated December 22, 2008, Exhibit 10.2).

10.5	*	Form of Employment Agreement between the Company and each of Gerry Fay and Harley Feldberg.

10.6
Form of Change of Control Agreement between the Company and each of Harley Feldberg, Phillip Gallagher, MaryAnn Miller, and Ray Sadowski (incorporated herein by reference to the Company's Current Report on Form 8-K dated December 22, 2008, Exhibit 10.3).

10.7		Letter Agreement by and between Kevin Moriarty and the Company (incorporated by reference to the Company's Current Report on Form 8-K dated December 12, 2012, Exhibit 10.1).

10.8		Avnet 1995 Stock Option Plan (incorporated herein by reference to the Company’s Current Report on Form 8-K dated February 12, 1996, Exhibit 10).

Exhibit Number		Exhibit
10.9		Avnet 1996 Incentive Stock Option Plan (incorporated herein by reference to the Company’s Registration Statement on Form S-8, Registration No. 333-17271, Exhibit 99).

10.10		Amended and Restated Avnet 1997 Stock Option Plan (incorporated herein by reference to the Company’s Current Report on Form 8-K dated August 29, 2006, Exhibit 10.1).

10.11
Retirement Plan for Outside Directors of Avnet, Inc., (Amended and Restated Effective Generally as of January 1, 2009) (incorporated herein by reference to the Company’s Current Report on Form 8-K dated August 13, 2010, Exhibit 10.1).

10.12
Avnet, Inc. Deferred Compensation Plan for Outside Directors (Amended and Restated Effective Generally as of January 1, 2009) (incorporated herein by reference to the Company’s Current Report on Form 8-K dated August 13, 2010, Exhibit 10.2).

10.13	*	Avnet Supplemental Executive Officers’ Retirement Plan (2013 Restatement).

10.14	*	Avnet Restoration Plan (2013 Restatement).

10.15		Avnet 1999 Stock Option Plan (incorporated herein by reference to the Company’s Current Report on Form 8-K dated August 29, 2006 Exhibit 10.2).

10.16		Avnet, Inc. Executive Incentive Plan (incorporated herein by reference to Appendix A to the Company’s Proxy Statement dated November 2, 2012, Exhibit 10.1).

10.17
Avnet, Inc. 2003 Stock Compensation Plan (Amended and Restated Effective Generally as of January 1, 2009) (incorporated herein by reference to the Company’s Current Report on Form 8-K dated August 13, 2010, Exhibit 10.4).

10.18		Avnet, Inc. 2003 Stock Compensation Plan:
(a) Form of nonqualified stock option agreement
(b) Form of nonqualified stock option agreement for non-employee director
(c) Form of incentive stock option agreement
(d) Form of performance stock unit term sheet

(incorporated herein by reference to the Company’s Current Report on Form 8-K dated August 29, 2006, Exhibit 10.3).

10.19
Avnet, Inc. 2006 Stock Compensation Plan (Amended and Restated Effective Generally as of January 1, 2009) (incorporated herein by reference to the Company’s Current Report on Form 8-K dated August 13, 2010, Exhibit 10.5).

10.20		Avnet, Inc. 2006 Stock Compensation Plan:
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

10.21		Avnet, Inc. 2010 Stock Compensation Plan (incorporated herein by reference to Exhibit 10.1 to the Company’s Registration Statement on Form S-8, Registration No. 333-171291).

10.22		Avnet, Inc. 2010 Stock Compensation Plan:
(a) Form of nonqualified stock option agreement
(b) Form of incentive stock option agreement
(c) Form of performance stock unit term sheet
(d) Form of restricted stock unit term sheet

Exhibit Number	Exhibit
(incorporated herein by reference to the Company’s Current Report on Form 8-K dated August 10, 2012, Exhibit 10.1).

10.23
Avnet Deferred Compensation Plan (Amended and Restated Effective Generally as of January 1, 2009) (incorporated herein by reference to the Company’s Current Report on Form 8-K dated August 13, 2010, Exhibit 10.6).

10.24
Amendment No. 1 to Avnet Deferred Compensation Plan (Amended and Restated Effective Generally as of January 1, 2009) (incorporated herein by reference to the Company's Annual Report on Form 10-K dated August 12, 2011, Exhibit 10.21).

10.25
Form of Indemnity Agreement. The Company enters into this form of agreement with each of its directors and officers (incorporated herein by reference to the Company’s Quarterly Report on Form 10-Q dated May 8, 2006, Exhibit 10.1).

10.26	Form option agreements for stock option plans (incorporated herein by reference to the Company’s Current Report on Form 8-K dated September 8, 2004, Exhibit 10.4).
(a) Non-Qualified stock option agreement for 1999 Stock Option Plan
(b) Incentive stock option agreement for 1999 Stock Option Plan
(c) Incentive stock option agreement for 1996 Stock Option Plan
(d) Non-Qualified stock option agreement for 1995 Stock Option Plan

Bank Agreements

10.27	Securitization Program

(a)   Receivables Sale Agreement, dated as of June 28, 2001 between Avnet, Inc., as Originator, and Avnet Receivables Corporation as Buyer (incorporated herein by reference to the Company’s Current Report on Form 8-K dated September 26, 2002, Exhibit 10J).

(b)   Amendment No. 1, dated as of February 6, 2002, to Receivables Sale Agreement in 10.27(a) above (incorporated herein by reference to the Company’s Current Report on Form 8-K dated September 26, 2002, Exhibit 10K).

(c)   Amendment No. 2, dated as of June 26, 2002, to Receivables Sale Agreement in 10.27(a) above (incorporated herein by reference to the Company’s Current Report on Form 8-K dated September 26, 2002, Exhibit 10L).

(d)   Amendment No. 3, dated as of November 25, 2002, to Receivables Sale Agreement in 10.27(a) above (incorporated herein by reference to the Company’s Current Report on Form 8-K dated December 17, 2002, Exhibit 10B).

(e)   Amendment No. 4, dated as of December 12, 2002, to Receivables Sale Agreement in 10.27(a) above (incorporated herein by reference to the Company’s Current Report on Form 8-K dated December 17, 2002, Exhibit 10E).

(f)   Amendment No. 5, dated as of August 15, 2003, to Receivables Sale Agreement in 10.27(a) above (incorporated herein by reference to the Company’s Current Report on Form 8-K dated September 15, 2003, Exhibit 10C).

(g)   Amendment No. 6, dated as of August 3, 2005, to Receivables Sale Agreement in 10.27(a) above (incorporated herein by reference to the Company’s Current Report on Form 8-K dated September 13, 2005, Exhibit 10.1).

(h)   Amendment No. 7, dated as of August 29, 2007, to Receivables Sale Agreement in 10.27(a) above (incorporated herein by reference to the Company’s Current Report on Form 8-K dated August 13, 2010, Exhibit 10.7).

(i)   Amendment No. 8, dated as of August 26, 2010, to Receivables Sale Agreement in 10.27(a) above (incorporated herein by reference to the Company’s Current Report on Form 8-K dated September 1, 2010, Exhibit 10.2).

(j)    Second Amended and Restated Receivables Purchase Agreement dated as of August 26, 2010 among Avnet Receivables Corporation, as Seller, Avnet, Inc., as Servicer, the Financial Institutions party thereto and JPMorgan Chase Bank, N.A. as Agent (incorporated herein by reference to the Company’s Current Report on Form 8-K dated September 1, 2010, Exhibit 10.1).

Exhibit Number		Exhibit

(k)    Amendment No. 1, dated as of December 28, 2010, to the Second Amended and Restated Receivables Purchase Agreement in 10.27(j) above (incorporated herein by reference to the Company’s Quarterly Report on Form 10-Q dated January 28, 2011, Exhibit 10.2).

(l) Amendment No. 2, dated as of August 25, 2011, to the Second Amended and Restated Receivables Purchase Agreement in 10.27(j) above (incorporated herein by reference to the Company's Current Report on Form 8-K dated August 26, 2011, Exhibit 10.1).

(m) Amendment No. 3 dated as of March 7, 2012, to the Second Amended and Restated Receivables Purchase Agreement in 10.27(j) above (incorporated herein by reference to the Company's Quarterly Report on Form 10-Q dated April 27, 2012, Exhibit 10.1).

(n) Amendment No. 4 dated as of August 23, 2012, to the Second Amended and Restated Receivables Purchase Agreement in 10.27(j) above (incorporated herein by reference to the Company's Current Report on Form 8-K dated August 24, 2012, Exhibit 10.1).

10.28
Credit Agreement dated as of November 18, 2011 among Avnet, Inc., Bank of America, N.A., as Administrative Agent, and each lender thereto (incorporated herein by reference to the Company’s Current Report on Form 8-K dated November 22, 2011, Exhibit 10.1).

12.1	*	Ratio of Earnings to Fixed Charges.

21	*	List of subsidiaries of the Company as of June 29, 2013.

23.1	*	Consent of KPMG LLP.

31.1	*	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	*	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	**	Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	**	Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS	**	XBRL Instance Document.

101.SCH	**	XBRL Taxonomy Extension Schema Document.

101.CAL	**	XBRL Taxonomy Extension Calculation Linkbase Document.

101.LAB	**	XBRL Taxonomy Extension Label Linkbase Document.

101.PRE	**	XBRL Taxonomy Extension Presentation Linkbase Document.

101.DEF	**	XBRL Taxonomy Extension Definition Linkbase Document.

*	Filed herewith.

**	Furnished herewith.