Form 10-Q
period 2013-09-28
AVNET INC
filed 2013-10-25
CIK 8858

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
______________________
FORM 10-Q
______________________
QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 28, 2013
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
As of October 18, 2013, the total number of shares outstanding of the registrant’s Common Stock was 137,572,267 shares, net of treasury shares.

AVNET, INC. AND SUBSIDIARIES

PART I
FINANCIAL INFORMATION

Item 1.	Financial Statements
AVNET, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(Unaudited)

	September 28, 2013	June 29, 2013
	(Thousands, except share amounts)
ASSETS
Current assets:
Cash and cash equivalents	$865,613	$1,009,343
Receivables, less allowances of $90,174 and $95,656, respectively	4,820,070	4,868,973
Inventories	2,510,777	2,264,341
Prepaid and other current assets	222,380	214,221
Total current assets	8,418,840	8,356,878
Property, plant and equipment, net	505,229	492,606
Goodwill	1,290,344	1,261,288
Other assets	343,851	363,908
Total assets	$10,558,264	$10,474,680
LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Borrowings due within one year	$876,946	$838,190
Accounts payable	3,184,037	3,278,152
Accrued expenses and other	658,619	705,102
Total current liabilities	4,719,602	4,821,444
Long-term debt	1,202,303	1,206,993
Other long-term liabilities	140,886	157,118
Total liabilities	6,062,791	6,185,555
Commitments and contingencies (Note 6)
Shareholders’ equity
Common stock $1.00 par; authorized 300,000,000 shares; issued 137,606,000 shares and 137,127,000 shares, respectively	137,606	137,127
Additional paid-in capital	1,334,756	1,320,901
Retained earnings	2,902,969	2,802,966
Accumulated other comprehensive income	120,909	28,895
Treasury stock at cost, 38,296 shares and 38,238 shares, respectively	(767)	(764)
Total shareholders’ equity	4,495,473	4,289,125
Total liabilities and shareholders’ equity	$10,558,264	$10,474,680
See notes to consolidated financial statements.

AVNET, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

	First Quarters Ended
	September 28, 2013	September 29, 2012
	(Thousands, except per share data)
Sales	$6,345,475	$5,870,057
Cost of sales	5,610,305	5,185,680
Gross profit	735,170	684,377
Selling, general and administrative expenses	544,084	546,996
Restructuring, integration and other charges (Note 13)	12,099	37,408
Operating income	178,987	99,973
Other income (expense), net	795	1,483
Interest expense	(26,977)	(23,890)
Gain on legal settlement, bargain purchase and other (Notes 2 and 6)	19,137	31,291
Income before income taxes	171,942	108,857
Income tax provision	51,318	8,552
Net income	$120,624	$100,305
Net earnings per share
Basic	$0.88	$0.71
Diluted	$0.86	$0.70
Shares used to compute earnings per share
Basic	137,414	140,767
Diluted	139,724	143,359
Cash dividends paid per common share	$0.15	$—
See notes to consolidated financial statements.

AVNET, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(Unaudited)

	First Quarters Ended
	September 28, 2013	September 29, 2012
	(Thousands)
Net income	$120,624	$100,305
Other comprehensive income, net of tax:
Foreign currency translation adjustments and other	92,014	87,786
Total comprehensive income	$212,638	$188,091
See notes to consolidated financial statements.

AVNET, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	First Quarters Ended
	September 28, 2013	September 29, 2012
	(Thousands)
Cash flows from operating activities:
Net income	$120,624	$100,305
Non-cash and other reconciling items:
Depreciation and amortization	29,291	28,208
Deferred income taxes	9,544	(2,889)
Stock-based compensation	18,730	18,905
Gain on bargain purchase (Note 2)	—	(31,291)
Other, net	23,842	14,988
Changes in (net of effects from businesses acquired):
Receivables	89,718	277,687
Inventories	(220,165)	102,672
Accounts payable	(128,045)	(382,870)
Accrued expenses and other, net	(69,730)	(44,738)
Net cash flows (used for) provided by operating activities	(126,191)	80,977

Cash flows from financing activities:
(Repayments of) borrowings under accounts receivable securitization program, net	(32,000)	41,000
Borrowings of bank and other debt, net	67,773	131,140
Repurchases of common stock	—	(128,707)
Dividends paid on common stock	(20,620)	—
Other, net	3,871	1,280
Net cash flows provided by financing activities	19,024	44,713

Cash flows from investing activities:
Purchases of property, plant and equipment	(27,384)	(24,385)
Cash proceeds from sale of assets	1,664	304
Acquisitions of businesses, net of cash acquired (Note 2)	(20,950)	(87,176)
Cash proceeds from divestitures, net of cash divested	—	4,500
Net cash flows used for investing activities	(46,670)	(106,757)

Effect of exchange rate changes on cash and cash equivalents	10,107	17,236

Cash and cash equivalents:
— (decrease) increase	(143,730)	36,169
— at beginning of period	1,009,343	1,006,864
— at end of period	$865,613	$1,043,033

Additional cash flow information (Note 11)
See notes to consolidated financial statements.

AVNET, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
1. Basis of presentation and new accounting pronouncements
In the opinion of management, the accompanying unaudited interim consolidated financial statements contain all adjustments necessary to present fairly the Company’s financial position, results of operations, comprehensive income and cash flows. All such adjustments are of a normal recurring nature.
The preparation of financial statements in accordance with generally accepted accounting principles requires management to make estimates and assumptions that affect the amounts reported in the consolidated financial statements. Actual results may differ from these estimates.
Interim results of operations are not necessarily indicative of the results to be expected for the full fiscal year. The information included in this Form 10-Q should be read in conjunction with the consolidated financial statements and accompanying notes included in the Company’s Annual Report on Form 10-K for the fiscal year ended June 29, 2013.
New accounting pronouncements
In July 2013, the FASB issued Accounting Standards Update No. 2013-11, Presentation of an Unrecognized Tax Benefit When a Net Operating Loss Carryforward, a Similar Tax Loss, or a Tax Credit Carryforward Exists ("ASU 2013-11"). ASU 2013-11 requires the netting of unrecognized tax benefits ("UTBs") against a deferred tax asset for a loss or other carryforward that would apply in settlement of the uncertain tax positions. UTBs are required to be netted against all available same-jurisdiction loss or other tax carryforwards that would be utilized, rather than only against carryforwards that are created by the UTBs. ASU 2013-11 is effective for interim and annual periods beginning after December 15, 2013. The adoption of ASU 2013-11 is not expected to have a material impact on the Company's consolidated financial statements.
2. Acquisitions
During the first quarter of fiscal 2014, the Company completed two acquisitions. The aggregate consideration for the acquisitions was $25,509,000. The impact of these acquisitions was not material to the Company's consolidated financial position or results of operations. The Company has not disclosed the pro-forma impact of the fiscal 2014 acquisitions as such impact was not material.
In October 2013, subsequent to the end of the first quarter of fiscal 2014, the Company acquired a controlling interest in MSC Investoren GmbH ("MSC Group"), a European distributor focused on electronic component distribution, embedded computing technology and display solutions in an all cash transaction.  MSC Group is a value-added distributor that leverages its unique combination of distribution, production and system integration capability to address the emerging customer demand for more complex electronic products. In calendar year 2012, MSC Group generated sales in excess of $450,000,000, with embedded computer technology (including display solutions) representing approximately 50% of its sales. The Company expects to acquire the non-controlling interest in MSC Group by the end of the third quarter of fiscal 2014.
Gain on bargain purchase and other
In August 2012, the Company acquired Internix, Inc., a company publicly traded on the Tokyo Stock Exchange, through a tender offer. After assessing the assets acquired and liabilities assumed, the consideration paid was below book value even though the price paid per share represented a premium to the trading levels at that time. During fiscal 2013, the Company recognized a total gain on bargain purchase related to Internix of $32,679,000 before and after tax and $0.23 per share on a diluted basis (inclusive of adjustments occurring subsequent to the first quarter of fiscal 2013).

AVNET, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

3. Goodwill and intangible assets
Goodwill
The following table presents the change in the goodwill balances by reportable segment for the three months ended September 28, 2013. Substantially all of the accumulated impairment was recognized in fiscal 2009.

	Electronics Marketing	Technology Solutions	Total
	(Thousands)
Gross goodwill	$1,646,940	$994,082	$2,641,022
Accumulated impairment	(1,045,110)	(334,624)	(1,379,734)
Carrying value at June 29, 2013	601,830	659,458	1,261,288
Additions	5,193	10,628	15,821
Adjustments	688	21	709
Foreign currency translation	5,845	6,681	12,526
Carrying value at September 28, 2013	$613,556	$676,788	$1,290,344

Gross goodwill	$1,658,666	$1,011,412	$2,670,078
Accumulated impairment	(1,045,110)	(334,624)	(1,379,734)
Carrying value at September 28, 2013	$613,556	$676,788	$1,290,344

The goodwill additions are a result of businesses acquired during the first quarter of fiscal 2014 (see Note 2) and goodwill adjustments represent the net purchase accounting adjustments for prior period acquisitions during the related measurement periods.

Intangible Assets

The following table presents the Company’s identifiable acquired intangible assets at September 28, 2013 and June 29, 2013, respectively. These balances are included in "other assets" on the consolidated balance sheets and have a weighted average life of approximately 8 years.

	September 28, 2013			June 29, 2013
	Gross Carrying Amount	Accumulated Amortization	Net Book Value	Gross Carrying Amount	Accumulated Amortization	Net Book Value
	(Thousands)
Customer relationships	$285,945	$(119,915)	$166,030	$276,107	$(109,946)	$166,161
Trade name	3,162	(1,016)	2,146	3,320	(480)	2,840
Other	3,940	(873)	3,067	4,177	(966)	3,211
	$293,047	$(121,804)	$171,243	$283,604	$(111,392)	$172,212

AVNET, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

Intangible asset amortization expense was $8,394,000 and $7,088,000 for the first quarter of fiscal 2014 and 2013, respectively. The following table presents the estimated future amortization expense for the remainder of fiscal 2014, the next five fiscal years and thereafter (in thousands):

Fiscal Year
Remainder of fiscal 2014	$26,806
2015	34,731
2016	29,049
2017	26,885
2018	15,542
2019	13,764
Thereafter	24,466
Total	$171,243

4. External financing
Borrowings due within one year consists of the following:

	September 28, 2013	June 29, 2013
	(Thousands)
Bank credit facilities	$243,329	$177,118
Borrowings under the accounts receivable securitization program	328,000	360,000
5.875% Notes due March 15, 2014	299,967	299,950
Other debt due within one year	5,650	1,122
Borrowings due within one year	$876,946	$838,190

Bank credit facilities consist of various committed and uncommitted lines of credit with financial institutions utilized primarily to support the working capital requirements of foreign operations. The weighted average interest rate on the bank credit facilities was 3.7% and 4.3% at September 28, 2013 and June 29, 2013, respectively.
In August 2013, the Company amended and extended its accounts receivable securitization program (the “Program”) with a group of financial institutions to allow the Company to sell, on a revolving basis, an undivided interest of up to $800,000,000 in eligible receivables while retaining a subordinated interest in a portion of the receivables. The Program does not qualify for sale treatment and, as a result, any borrowings under the Program are recorded as debt on the consolidated balance sheets. The Program contains certain covenants, all of which the Company was in compliance with as of September 28, 2013. The Program has a one-year term that expires in August 2014. Interest on borrowings is calculated using a base rate or a commercial paper rate plus a spread of 0.35%. The facility fee is 0.35%.

AVNET, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

Long-term debt consists of the following:

	September 28, 2013	June 29, 2013
	(Thousands)
6.00% Notes due September 1, 2015	$250,000	$250,000
6.625% Notes due September 15, 2016	300,000	300,000
5.875% Notes due June 15, 2020	300,000	300,000
4.875% Notes due December 1, 2022	350,000	350,000
2012 Credit Facility	—	6,700
Other long-term debt	4,756	2,879
Subtotal	1,204,756	1,209,579
Discount on notes	(2,453)	(2,586)
Long-term debt	$1,202,303	$1,206,993

The Company has a five-year $1.0 billion senior unsecured revolving credit facility (the "2012 Credit Facility") with a syndicate of banks that expires in November 2016. Under the 2012 Credit Facility, the Company may select from various interest rate options, currencies and maturities. The 2012 Credit Facility contains certain covenants, all of which the Company was in compliance with as of September 28, 2013. At September 28, 2013, there were no borrowings outstanding under the 2012 Credit Facility. Letters of credit aggregating $2,043,000 have been issued under the 2012 Credit Facility, which represent a utilization of borrowing capacity but are not recorded in the consolidated balance sheets as the letters of credit are not debt. At June 29, 2013, there was $2,309,000 in letters of credit issued under the 2012 Credit Facility.
At September 28, 2013, the carrying value and fair value of the Company’s total debt was $2,079,249,000 and $2,170,726,000, respectively. Fair value was estimated primarily based upon quoted market prices. At June 29, 2013, the carrying value and fair value of the Company's total debt was $2,045,183,000 and $2,130,294,000, respectively.
5. Derivative financial instruments
Many of the Company’s subsidiaries, on occasion, purchase and sell products in currencies other than their functional currencies. This subjects the Company to the risks associated with fluctuations in foreign currency exchange rates. The Company reduces this risk by utilizing natural hedging (i.e., offsetting receivables and payables) as well as by creating offsetting positions through the use of derivative financial instruments, primarily forward foreign exchange contracts with maturities of less than sixty days ("economic hedges"). The Company continues to have exposure to foreign currency risks to the extent they are not hedged. The Company adjusts any economic hedges to fair value through the consolidated statements of operations primarily within "other income (expense), net". Therefore, the changes in valuation of the underlying items being economically hedged is offset by the changes in fair value of the forward foreign exchange contracts. The asset or liability representing the fair value of foreign exchange contracts, based upon level 2 criteria under the fair value hierarchy, is classified in the captions “other current assets” or “accrued expenses and other,” as applicable, in the accompanying consolidated balance sheets and were not material as of September 28, 2013, and June 29, 2013. The Company did not have material gains or losses related to the forward foreign exchange contracts during the first quarters of fiscal 2014 and fiscal 2013.
The Company generally does not hedge its investments in its foreign operations. The Company does not enter into derivative financial instruments for trading or speculative purposes and monitors the financial stability and credit standing of its counterparties.
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

AVNET, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

the potential exposure associated with the liability may be up to $73,000,000; however, the Company believes the contingent liability recorded is a reasonable estimate of the liability based upon the facts available at this time.
LCD Class Action Settlement
The Company participated as a claimant in a class action proceeding that sought damages from certain manufacturers of LCD flat panel displays. A settlement was reached in the proceedings and in the first quarter of fiscal 2014 the federal district judge overseeing the proceeding issued an order approving the first distribution of settlement funds to the class claimants.  In the first quarter of fiscal 2014, the Company received an award payment of $19,137,000, which is classified within "gain on legal settlement, bargain purchase and other" in the consolidated statements of operations.  The court has deferred distribution of a portion of the settlement and the Company may receive up to an additional $4,000,000 from the undistributed settlement fund in the future depending on the extent to which subsequent, approved claims are made on the fund.
Other
From time to time, the Company may become a party to, or be otherwise involved in various lawsuits, claims, investigations and other legal proceedings arising in the ordinary course of conducting its business. While litigation is subject to inherent uncertainties, management does not anticipate that any ongoing matters will have a material adverse effect on the Company’s financial condition, liquidity or results of operations.
7. Income taxes
The Company’s effective tax rate on its income before income taxes was 29.8% in the first quarter of fiscal 2014 as compared with 7.9% in the first quarter of fiscal 2013. During the first quarter of fiscal 2014, the Company's effective tax rate was unfavorably impacted primarily by tax rate changes in certain jurisdictions and increases to valuation allowances and reserves, partially offset by losses related to an investment in a foreign subsidiary.
During the first quarter of fiscal 2013 , the Company's effective tax rate was favorably impacted primarily by the settlement of an audit by the U.S. Internal Revenue Service, a non-taxable gain on a bargain purchase, and to a lesser extent, by the mix of income earned in lower tax rate jurisdictions, partially offset by increases to valuation allowances and reserves.
8. Pension plan
The Company has a noncontributory defined benefit pension plan (the “Plan”) for which the components of net periodic pension costs during the quarters ended September 28, 2013 and September 29, 2012 were as follows:

	First Quarters Ended
	September 28, 2013	September 29, 2012
	(Thousands)
Service cost	$9,183	$9,230
Interest cost	4,289	3,663
Expected return on plan assets	(7,727)	(6,976)
Recognized net actuarial loss	3,171	3,724
Amortization of prior service credit	(393)	(393)
Net periodic pension cost	$8,523	$9,248

The Company made contributions of $20,000,000 to the Plan during the first quarter of fiscal 2014. The Company currently expects to make additional contributions to the Plan of $10,000,000 in each of the remaining quarters of the fiscal year.

AVNET, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

9. Shareholders' equity
Accumulated other comprehensive income (loss)
The following table presents the balances of accumulated other comprehensive income by component at September 28, 2013 and June 29, 2013:

	September 28, 2013	June 29, 2013
	(Thousands)
Accumulated translation adjustments, net	$227,342	$135,395
Accumulated pension liability adjustments, net of income taxes	(106,433)	(106,500)
Total	$120,909	$28,895
During the first quarter of fiscal 2014 and fiscal 2013 the reclassifications out of accumulated other comprehensive income into net income were not material.
Share repurchase program
In August 2012, the Company’s Board of Directors amended the Company's existing share repurchase program to authorize the repurchase of up to $750,000,000 of common stock in the open market or through privately negotiated transactions. The timing and actual number of shares purchased will depend on a variety of factors such as price, corporate and regulatory requirements, and prevailing market conditions. During the first quarter of fiscal 2014, the Company did not repurchase any shares under this program. Since the beginning of the repurchase program through the end of the first quarter of fiscal 2014, the Company has repurchased 17,890,000 shares of stock at an aggregate cost of $525,525,000, and $224,475,000 remains available for future repurchases under the share repurchase program.
Common stock dividend
In August 2013, the Company's Board of Directors approved a dividend of $0.15 per common share to the shareholders of record on September 10, 2013. Dividend payments of $20,620,000 were made in September 2013.
10. Earnings per share

	First Quarters Ended
	September 28, 2013	September 29, 2012
	(Thousands, except per share data)
Numerator:
Net income	$120,624	$100,305
Denominator:
Weighted average common shares for basic earnings per share	137,414	140,767
Net effect of dilutive stock options and performance share awards	2,310	2,592
Weighted average common shares for diluted earnings per share	139,724	143,359

Basic earnings per share	$0.88	$0.71
Diluted earnings per share	$0.86	$0.70

Options to purchase 417,692 and 586,000 shares were excluded from the calculation of diluted earnings per share for the three months ended September 28, 2013 and September 29, 2012, respectively, because the exercise price for those options was above the average market price of the Company’s shares for those periods and inclusion of these options in the diluted earnings per share calculation would have had an anti-dilutive effect.

AVNET, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

11. Additional cash flow information

Interest and income taxes paid in the three months ended September 28, 2013 and September 29, 2012 were as follows:

	First Quarters Ended
	September 28, 2013	September 29, 2012
	(Thousands)
Interest	$31,201	$31,896
Income taxes	51,331	66,286
The Company includes book overdrafts as part of accounts payable on its consolidated balance sheets and reflects changes in such balances as part of cash flows from operating activities in its consolidated statements of cash flows.
During the first quarter of fiscal 2013, the Company received additional proceeds of $4,500,000, associated with a divestiture completed in a prior year.
12. Segment information
At the beginning of fiscal 2014, the Company began excluding amortization expense associated with acquired intangible assets from the operating income of the Electronics Marketing (“EM”) and Technology Solutions (“TS”) reportable operating segments (“operating groups”) in order to measure such operating results consistent with how many technology companies measure operating performance and given that such amortization expense is non-cash in nature. As a result of this change, the measure of profitability in the information used by our Chief Operating Decision Maker to allocate resources and evaluate profitability of such operating groups also changed. Prior period segment information has been recast to conform to the new measure of profitability used during the first quarter of fiscal 2014. The change in the measure of operating group profitability did not impact the determination of the Company’s operating groups or our previously reported consolidated financial results.
At the beginning of fiscal 2014, a portion of the Company's reverse logistics operations, which was previously included in the EM operating group, was combined within the TS operating group. The Company also combined its regional computing components operations within EM and TS into a single global organization within TS.  As a result of these changes, sales, operating income and assets previously reported in the EM operating group in fiscal 2013, will be included within the TS operating group in fiscal 2014. The Company does not view the amount of sales, operating income, or assets of such transferred operations to be a material change to the composition of its operating groups for financial reporting purposes. Sales related to such transferred operations reported in the EM operating group in the first quarter of fiscal 2013 were approximately $120,000,000. The transfer of such operations between operating groups did not impact the determination of the Company’s operating groups or our previously reported consolidated financial results.

AVNET, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

	First Quarters Ended
	September 28, 2013	September 29, 2012
	(Thousands)
Sales:
Electronics Marketing	$3,938,124	$3,653,132
Technology Solutions	2,407,351	2,216,925
	$6,345,475	$5,870,057
Operating income:
Electronics Marketing	$175,783	$149,114
Technology Solutions	62,591	38,666
Corporate	(38,894)	(43,311)
	199,480	144,469
Restructuring, integration and other charges (Note 13)	(12,099)	(37,408)
Amortization of acquired intangible assets	(8,394)	(7,088)
	$178,987	$99,973
Sales, by geographic area:
Americas (1)	$2,488,668	$2,452,428
EMEA (2)	1,792,089	1,593,947
Asia/Pacific (3)	2,064,718	1,823,682
	$6,345,475	$5,870,057
_____________________

(1)	Includes sales from the United States of $2.23 billion and $2.17 billion for the quarters ended September 28, 2013 and September 29, 2012, respectively.

(2)
Includes sales from Germany of $718.9 million for the quarter ended September 28, 2013, and sales from Germany and the United Kingdom of $554.0 million and $287.7 million, respectively, for the quarter ended September 29, 2012.

(3)
Includes sales from China (including Hong Kong) and Taiwan of $730.7 million and $635.9 million, respectively, for the quarter ended September 28, 2013, and sales from China (including Hong Kong), Taiwan, and Singapore of $625.4 million, $543.3 million and $290.0 million, respectively, for the quarter ended September 29, 2012.

	September 28, 2013	June 29, 2013
	(Thousands)
Assets:
Electronics Marketing	$6,429,778	$6,316,326
Technology Solutions	3,893,655	3,838,421
Corporate	234,831	319,933
	$10,558,264	$10,474,680
Property, plant, and equipment, net, by geographic area:
Americas (1)	$288,388	$282,986
EMEA (2)	185,484	177,908
Asia/Pacific	31,357	31,712
	$505,229	$492,606
_____________________

(1)	Includes property, plant and equipment, net, of $279.6 million and $273.4 million as of September 28, 2013 and June 29, 2013, respectively, in the United States.

AVNET, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

(2)
Includes property, plant and equipment, net, of $93.0 million and $49.0 million in Germany and Belgium, respectively, as of September 28, 2013 and $92.7 million, $45.1 million and $13.1 million, in Germany, Belgium and the United Kingdom, respectively, as of June 29, 2013.

13. Restructuring, integration and other charges
Fiscal 2014

During the first quarter of fiscal 2014, the Company initiated certain actions in an effort to reduce future operating costs. In addition, the Company incurred integration and other costs primarily associated with recently acquired businesses. The following table presents the restructuring, integration and other charges incurred during the first quarter of fiscal 2014:

Quarter Ended September 28, 2013
(Thousands, except per share data)
Restructuring costs	$5,716
Integration costs	4,157
Other costs including acquisition costs	3,053
Changes in estimate for prior year restructuring reserves, net	(827)
Pre-tax restructuring, integration and other charges	$12,099
After tax restructuring, integration and other charges	$8,851
Restructuring, integration and other charges per share on a diluted basis	$0.06

The activity related to the restructuring activities initiated during fiscal 2014 is presented in the following table:

	Severance Reserves	Facility Exit Costs	Other	Total
	(Thousands)
Fiscal 2014 pre-tax restructuring charges	$4,202	$1,180	$334	$5,716
Cash payments	(842)	(18)	—	(860)
Non-cash charges	—	(515)	(330)	(845)
Other, principally foreign currency translation	44	6	10	60
Balance at September 28, 2013	$3,404	$653	$14	$4,071

Severance charges recorded in the first quarter of fiscal 2014 related to the reduction of approximately 80 employees, primarily in sales and business support functions, in connection with cost reduction actions taken in all three regions in both operating groups. Facility exit costs primarily consists of reserves for remaining lease obligations and the write-down of long-lived assets for locations the Company has ceased use of. Other restructuring costs related primarily to other miscellaneous restructuring and exit costs associated with the restructuring actions. Of the $5,716,000 in restructuring costs recorded during the first quarter of fiscal 2014, $2,187,000 related to EM, $2,979,000 related to TS and $550,000 related to business support functions. As of September 28, 2013, management expects the majority of the remaining severance, facility exit costs and other reserves to be utilized by the end of fiscal 2014.

Integration costs are related to the integration of acquired businesses and incremental costs incurred as part of the consolidation and closure of certain warehouse locations. Integration costs included IT consulting costs for system integration assistance, facility moving costs, legal fees, travel, meeting, marketing and communication costs that were incrementally incurred as a result of the integration activity. Also included in integration costs are incremental salary costs associated with consolidation and closure activities, as well as, costs associated with acquisition activity, primarily related to the acquired businesses' personnel who were retained by Avnet following the close of the acquisitions solely to assist in the integration of the acquired businesses' IT systems and administrative and logistics operations into those of Avnet. These identified personnel have no other meaningful day-to-day operational responsibilities outside of the integration effort. Other costs including acquisition costs consisted primarily of professional fees incurred for acquisitions, as well as other miscellaneous costs that relate to restructuring, integration and other charges.

AVNET, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

Fiscal 2013
During fiscal 2013, the Company incurred restructuring charges related to various restructuring actions intended to reduce costs in response to the then current market conditions. The following table presents the activity during the first three months of fiscal 2014 related to the remaining restructuring reserves established during fiscal 2013:

	Severance Reserves	Facility Exit Costs	Other	Total
	(Thousands)
Balance at June 29, 2013	$25,254	$16,211	$370	$41,835
Cash payments	(8,518)	(2,597)	(134)	(11,249)
Changes in estimate, net	(957)	(128)	437	(648)
Other, principally foreign currency translation	130	220	(339)	11
Balance at September 28, 2013	$15,909	$13,706	$334	$29,949

As of September 28, 2013, management expects the majority of the remaining severance and other reserves to be utilized by the end of fiscal 2014 and the remaining facility exit cost reserves to be utilized by the end of fiscal 2017.
Fiscal 2012 and prior restructuring reserves
As of June 29, 2013, there was $4,687,000 of restructuring reserves remaining related to restructuring actions taken in fiscal years 2012 and prior, the majority of which relates to facility exit costs.  The remaining balance for such historical restructuring actions as of September 28, 2013 was $4,193,000 the majority of which is expected to be utilized by the end of fiscal 2016.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations
For a description of the Company’s critical accounting policies and an understanding of the significant factors that influenced the Company’s performance during the quarter ended September 28, 2013, this Management’s Discussion and Analysis of Financial Condition and Results of Operations (“MD&A”) should be read in conjunction with the consolidated financial statements, including the related notes, appearing in Item 1 of this Report, as well as the Company’s Annual Report on Form 10-K for the year ended June 29, 2013.
There are references to the impact of foreign currency translation in the discussion of the Company’s results of operations. When the U.S. Dollar strengthens and the stronger U.S. Dollar exchange rates of the current year are used to translate the results of operations of Avnet’s subsidiaries denominated in foreign currencies, the resulting impact is a decrease in U.S. Dollars of reported results. Conversely, when the U.S. Dollar weakens and the weaker U.S. Dollar exchange rates of the current year are used to translate the results of operations of Avnet’s subsidiaries denominated in foreign currencies, the resulting impact is an increase in U.S. Dollars of reported results. In the discussion that follows, results excluding this impact are referred to as “excluding the translation impact of changes in foreign currency exchange rates” or “constant currency.”
In addition to disclosing financial results that are determined in accordance with U.S. generally accepted accounting principles (“GAAP”), the Company also discloses certain non-GAAP financial information, including:

•	Income or expense items excluding the translation impact of changes in foreign currency exchange rates, as discussed above.

•
Sales adjusted for certain items that impact the year-over-year analysis, which includes the impact of acquisitions by adjusting Avnet’s prior periods to include the sales of acquired businesses as if the acquisitions had occurred at the beginning of the earliest period presented. In addition, the prior year sales are adjusted for (i) divestitures by adjusting Avnet’s prior periods to exclude the sales of divested businesses as if the divestitures had occurred at the beginning of the earliest period presented, and (ii) the transfer of a portion of Avnet’s reverse logistics operations and a regional computing components operations at the beginning of fiscal 2014 from the Electronics Marketing (“EM”) operating group to the Technology Solutions (“TS”) operating group. Sales taking into account the combination of these adjustments are referred to as “organic sales.”

•	Operating income excluding (i) restructuring, integration and other charges (see Restructuring, Integration and Other Charges in this MD&A) and (ii) amortization of acquired intangible assets.
The reconciliation to GAAP is presented in the following table:

	First Quarters Ended
	September 28, 2013	September 29, 2012
	(Thousands)
GAAP operating income	$178,987	$99,973
Restructuring, integration and other charges	12,099	37,408
Amortization of acquired intangible assets	8,394	7,088
Adjusted operating income	$199,480	$144,469

Management believes that providing this additional information is useful to the reader to better assess and understand operating performance, especially when comparing results with previous periods or forecasting performance for future periods, primarily because management typically monitors the business both including and excluding these adjustments to GAAP results. Management also uses these non-GAAP measures to establish operational goals and, in some cases, for measuring performance for compensation purposes. However, analysis of results on a non-GAAP basis should be used as a complement to, and in conjunction with, results presented in accordance with GAAP.

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
Avnet has two primary operating groups — EM and TS. Both operating groups have operations in each of the three major economic regions of the world: the Americas; Europe, the Middle East and Africa (“EMEA”); and Asia/Pacific, consisting of Asia, Australia and New Zealand (“Asia” or “Asia/Pac”). A brief summary of each operating group is provided below:

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

Results of Operations
Executive Summary
Sales for the first quarter of fiscal 2014 were $6.35 billion. On a year-over-year basis, sales of $6.35 billion increased as compared with the first quarter of fiscal 2013 sales of $5.87 billion. Gross profit margin of 11.6% remained essentially flat as compared to the prior year first quarter. EM gross profit margin decreased 51 basis points year over year primarily due to a decline in the EMEA region gross profit margin, partially offset by an increase in gross profit margin in the Americas region. In addition, the regional mix of business impacted EM as the Asia region, which is a lower margin region, represented 42% of EM sales in the first quarter of fiscal 2014 as compared with 39% in the prior year first quarter. The increase in EM Asia sales mix was primarily due to higher growth rates in Asia compared to the western regions. TS gross profit margin increased by 65 basis points year over year as a result of increases in both the Americas and EMEA regions. These increases were driven primarily by an increase in the sales mix of higher margin products and services between the periods.
Consolidated operating income margin was 2.8% in the first quarter of fiscal 2014 as compared with 1.7% in the prior year first quarter. Both periods included restructuring, integration and other charges as well as the amortization of acquired intangible assets. Excluding these charges from both periods, adjusted operating income margin was 3.1% of sales in the first quarter of fiscal 2014 as compared to 2.5% of sales in the prior year first quarter. EM operating income margin, excluding such charges, increased 38 basis points year over year to 4.5%. The increase in EM operating income margin was primarily due to a reduction in operating expenses between the years primarily from the impact of restructuring actions taken in prior periods most, notably in the Americas region, partially offset by the above noted decrease in gross profit margin. TS operating income margin, excluding such charges, increased by 86 basis points year over year to 2.6% primarily due to an increase in gross profit driven by increased sales and gross profit margin between the periods and from cost reduction initiatives implemented in fiscal 2013, partially offset by an increase in operating expenses primarily due to the impact of recent acquisitions as all of the expected cost synergies have not yet been obtained.

Sales
The table below provides the comparison of reported first quarter fiscal 2014 and 2013 sales for the Company and the EM and TS operating groups to organic sales (as defined previously) to allow readers to better understand and assess the Company's sales performance by operating group and region.

	As Reported and Organic Q1-Fiscal 2014	As Reported Q1-Fiscal 2013	As Reported Year-Year % Change	Organic Sales Q1-Fiscal 2013	Organic Year-Year % Change

	(Dollars in thousands)
Avnet, Inc.	$6,345,475	$5,870,057	8.1%	$6,120,087	3.7%
EM	3,938,124	3,653,132	7.8	3,630,829	8.5
TS	2,407,351	2,216,925	8.6	2,489,258	(3.3)
EM
Americas	$1,199,745	$1,287,814	(6.8)%	$1,185,242	1.2%
EMEA	1,097,842	958,461	14.5	968,348	13.4
Asia/Pacific	1,640,537	1,406,857	16.6	1,477,239	11.1
TS
Americas	$1,288,923	$1,164,614	10.7%	$1,299,065	(0.8)%
EMEA	694,247	635,486	9.3	775,480	(10.5)
Asia/Pacific	424,181	416,825	1.8	414,713	2.3
Totals by Region
Americas	$2,488,668	$2,452,428	1.5%	$2,484,307	0.2%
EMEA	1,792,089	1,593,947	12.4	1,743,828	2.8
Asia/Pacific	2,064,718	1,823,682	13.2	1,891,952	9.1

The following table presents the reconciliation of the reported sales to organic sales for the first quarter of fiscal 2013.

Q1 Fiscal 2013	As Reported	Acquisition/ (Divestiture)Sales(1)	Transfer of Operations from EM to TS(2)	Organic Sales
	(Thousands)
Avnet, Inc.	$5,870,057	$250,030	$—	$6,120,087
EM	3,653,132	97,320	(119,623)	3,630,829
TS	2,216,925	152,710	119,623	2,489,258
EM
Americas	$1,287,814	$17,051	$(119,623)	$1,185,242
EMEA	958,461	9,887	—	968,348
Asia	1,406,857	70,382	—	1,477,239
TS
Americas	$1,164,614	$14,828	$119,623	$1,299,065
EMEA	635,486	139,994	—	775,480
Asia	416,825	(2,112)	—	414,713
_____________________

(1)	Includes the following transactions, which impacted the first quarter year-over-year comparison:
Pepperweed Consulting in August 2012 in the TS Americas region
C.R.G. Electronics, Ltd. in August 2012 in the EM EMEA region
Internix, Inc. in August 2012 in the EM Asia region
Tekdata Interconnections, Limited in October 2012 in the EM EMEA region

Magirus AG in October 2012 in the TS EMEA region
Brightstar Partners, Inc., in November 2012 in the TS Americas region
Genilogix in November 2012 in the TS Americas region
Divestiture in December 2012 of a small business in the TS Asia region
TSS Link, Inc. in January 2013 in the TS Americas region
Universal Semiconductor, Inc. in January 2013 in the EM Americas region
RTI Holdings, in April 2013 in the EM Asia region
Divestiture in March 2013 of a small business in the EM Americas region
Seamless Technologies, Inc., in July 2013 in the TS Americas region
Nisko Semiconductors Ltd., in July 2013 in the EM EMEA region
(2)     Adjusts reported results for the impact of certain operations transferred from EM to TS in fiscal 2014.
Consolidated sales for the first quarter of fiscal 2014 were $6.35 billion, an increase of 8.1%, or $475.4 million, from the prior year first quarter consolidated sales of $5.87 billion. Organic sales in constant currency increased 3.5% year over year. The organic sales increase in constant currency was primarily due to an increase in sales for EM, partially offset by a decrease in the year-over-year sales for TS.
EM sales of $3.94 billion in the first quarter of fiscal 2014 increased 7.8% from the prior year first quarter sales of $3.65 billion. EM organic sales in constant currency increased 8.0% year over year. On a regional basis, the EM Americas organic sales in constant currency increased 1.2% year over year. For EM EMEA, organic sales in constant currency increased 7.7% year over year primarily due to increased sales volumes due to higher demand compared to the first quarter of fiscal 2013, which was adversely impacted by slower growth in the technology end markets. EM Asia organic sales increased 11.1% year over year, which was primarily due to stronger demand in the region between the years.
TS sales of $2.41 billion in the first quarter of fiscal 2014 increased 8.6% from the prior year first quarter sales of $2.22 billion. TS organic sales in constant currency, which excludes the impact of acquisitions, the operations transferred from the EM operating group and foreign currency changes, decreased 3.0% year over year primarily due to weaker sales in the TS EMEA region. In the TS EMEA region, year-over-year organic sales in constant currency experienced a 13.1% decline, partially offset by a 2.3% increase in the TS Asia region.
Gross Profit and Gross Profit Margins
Consolidated gross profit for the first quarter of fiscal 2014 was $735.2 million, an increase of $50.8 million, or 7.4%, from the prior year first quarter and an increase of 1.7% on an organic basis in constant currency. Consolidated gross profit margin of 11.6% decreased 7 basis points from the prior year first quarter. EM gross profit margin decreased 51 basis points year over year primarily due to a decline in the EMEA region gross profit margin, partially offset by an increase in the Americas region. In addition, the regional mix of business impacted EM as the Asia region, which is a lower margin region, represented 42% of EM sales in the current year first quarter of fiscal 2014 as compared with 39% in the prior year first quarter. The increase in EM Asia sales mix was primarily due to higher growth rates in Asia compared to the western regions.
TS gross profit margin increased 65 basis points year over year, primarily as a result of increases in both the Americas and EMEA regions. These increases were driven primarily by an increase in the sales mix of higher margin products and services between the periods.
Selling, General and Administrative Charges
Selling, general and administrative expenses (“SG&A expenses”) were $544.1 million in the first quarter of fiscal 2014, a decrease of $2.9 million, or 0.5%, from the prior year first quarter. This decrease consisted of a net decrease of approximately $35.0 million primarily related to recent cost reduction initiatives and actions, partially offset by an increase of $30.7 million related to expenses from acquired businesses and an increase of $0.9 million related to the translation impact of changes in foreign currency exchange rates between the periods. Metrics that management monitors with respect to its operating expenses are SG&A expenses as a percentage of sales and as a percentage of gross profit. In the first quarter of fiscal 2014, SG&A expenses as a percentage of sales were 8.6% and as a percentage of gross profit were 74.0% as compared with 9.3% and 79.9%, respectively, in the first quarter of fiscal 2013. SG&A expenses, excluding amortization of acquired intangibles, as a percentage of gross profit at EM decreased 427 basis points year over year, primarily due to an increase in gross profit and reduced operating expenses between periods.

SG&A expenses, excluding amortization of acquired intangibles, as a percentage of gross profit at TS decreased by 740 basis points year over year due primarily to an increase in gross profit driven by increased sales and gross profit margin between the periods and from cost reduction initiatives implemented in fiscal 2013, partially offset by an increase in operating expenses primarily due to the impact of recent acquisitions as all of the expected cost synergies have not yet been obtained.
Restructuring, Integration and Other Expenses
During the first quarter of fiscal 2014, the Company incurred restructuring costs related to certain actions intended to reduce future operating costs. The Company also incurred integration and other costs including acquisition costs primarily related to costs to acquire and integrate recently acquired businesses. As a result, the Company recorded restructuring, integration and other charges of $12.1 million during the quarter. Restructuring costs of $5.7 million consisted of $4.2 million for severance, $1.2 million for facility exit costs including long-lived asset write-downs, and $0.3 million for other restructuring costs. These restructuring actions are expected to result in annual cost savings primarily to operating expenses of approximately $7.0 million when realized with approximately $4.0 million and approximately $3.0 million in savings for the TS and EM operating groups, respectively. Integration costs were $4.2 million and other costs including acquisition costs were $3.0 million. The Company also recorded a net benefit of $0.8 million to adjust remaining reserves related to prior year restructuring actions. The tax-effected impact of restructuring, integration, and other charges was $8.9 million and $0.06 per share on a diluted basis.
See Note 13, "Restructuring, integration and other charges" to the Company's consolidated financial statements included in this Quarterly Report on Form 10-Q for additional information related to fiscal 2014 restructuring, integration and other charges.
Comparatively, in the first quarter of fiscal 2013, restructuring, integration and other charges amounted to $37.4 million. Restructuring costs of $30.2 million consisted of $25.9 million for severance, $4.0 million for facility exit costs and $0.3 million for other restructuring costs. Integration and other costs including acquisition costs were $5.0 million and $2.8 million, respectively. In addition, the Company recorded a net benefit of $0.6 million to adjust remaining reserves related to prior year restructuring actions. The tax-effected impact of restructuring, integration, and other charges was $27.1 million and $0.19 per share on a diluted basis.
Operating Income
During the first quarter of fiscal 2014, the Company had operating income of $179.0 million, representing a 79.0% increase compared to the prior year first quarter operating income of $100.0 million. Both periods included restructuring, integration and other charges as described further in Restructuring, Integration and Other Charges, above. Both periods also included amortization expense associated with acquired intangible assets. Excluding these amounts from both periods, adjusted operating income was $199.5 million, or 3.1% of sales, in the first quarter of fiscal 2014 as compared with $144.5 million, or 2.5% of sales, in the prior year first quarter. EM operating income of $175.8 million increased 17.9% year over year and operating income margin increased 38 basis points year over year to 4.5%. The increase in EM operating income margin was primarily due to the increase in gross profit as discussed further above and due to reduced operating expenses from previous restructuring actions. TS operating income of $62.6 million increased 61.9% year over year and operating income margin increased 86 basis points to 2.6% due primarily to the increase in gross profit as discussed further above and from cost reduction initiatives implemented in fiscal 2013, partially offset by increases in operating expenses as a result of the impact of recent acquisitions. Corporate operating expense were $38.9 million in the first quarter of fiscal 2014 as compared with $43.3 million in the first quarter of fiscal 2013.
Interest Expense and Other Income (Expense), Net
Interest expense for the first quarter of fiscal 2014 was $27.0 million, an increase of $3.1 million or 12.9%, as compared with interest expense of $23.9 million for the first quarter of fiscal 2013. The increase in interest expense was primarily due to the issuance in November 2012 of $350.0 million of 4.875% Senior Notes due December 1, 2022, partially offset by less average borrowings under the 2012 Credit Facility and the accounts receivable securitization program between the periods. See Financing Transactions for further discussion of the Company's outstanding debt.
During the first quarter of fiscal 2014, the Company recognized $0.8 million of other income as compared with $1.5 million in the prior year. The year-over-year decrease in other income is primarily attributable to a reduction in interest income between the periods.
Gain on Legal Settlement, Bargain Purchase and Other
During the first quarter of fiscal 2014, the Company received an award payment and recognized a gain on legal settlement of $19.1 million before tax, $11.7 million after tax and $0.08 per share on a diluted basis.

During the first quarter of fiscal 2013, the Company recognized a gain on bargain purchase of $31.3 million before and after tax and $0.22 per share on a diluted basis. In August 2012, the Company acquired Internix, Inc. a company publicly traded on the Tokyo Stock Exchange, through a tender offer. After assessing the assets acquired and liabilities assumed, the consideration paid was below the fair value of the acquired net assets and, as a result, the Company recognized a bargain purchase gain.
Income Tax Provision
The Company’s effective tax rate on its income before income taxes was 29.8% in the first quarter of fiscal 2014 as compared with 7.9% in the first quarter of fiscal 2013. During the first quarter of fiscal 2014, the Company's effective tax rate was unfavorably impacted primarily by tax rate changes in certain jurisdictions and increases to valuation allowances and reserves, partially offset by losses related to an investment in a foreign subsidiary.
During the first quarter of fiscal 2013, the Company's effective tax rate was favorably impacted primarily by the settlement of an audit by the U.S. Internal Revenue Service, a non-taxable gain on a bargain purchase, and to a lesser extent, by the mix of income earned in the lower tax rate jurisdictions, partially offset by increases to valuation allowances and reserves.
Net Income
As a result of the factors described in the preceding sections of this MD&A, the Company’s consolidated net income for the first quarter of fiscal 2014 was $120.6 million, or $0.86 per share on a diluted basis, as compared with $100.3 million, or $0.70 per share on a diluted basis, in the first quarter of fiscal 2013.
LIQUIDITY AND CAPITAL RESOURCES
Cash Flow
Cash Flow from Operating Activities
During the first quarter of fiscal 2014, the Company used $126.2 million of cash from its operating activities as compared to a cash generation of $81.0 million in the first quarter fiscal 2013. These results are comprised of: (i) cash flow generated from net income, excluding non-cash and other reconciling items, which includes depreciation and amortization expense, deferred income taxes, stock-based compensation expense and other non-cash items (primarily, provision for doubtful accounts and periodic pension costs) and (ii) cash flow used for, or generated from, working capital and other, excluding cash and cash equivalents. Cash utilized by working capital and other was $328.2 million during the first quarter of fiscal 2014, including a decrease in accounts payable of $128.0 million, a decrease in accrued liabilities and other of $69.7 million, and an increase in inventory of $220.2 million, partially offset by a decrease in accounts receivable of $89.7 million. The increase in inventory from the end of fiscal 2013 is primarily due to the inventory on hand at the end of fiscal 2013 being lower than historical inventory levels at the end of previous fiscal years. Inventory days outstanding was essentially flat from the end of fiscal 2013. Additionally, net days outstanding have not changed significantly as there has not been a significant change in payment terms provided to customers nor have customers significantly changed their payment patterns. Comparatively, cash utilized by working capital and other changes was $47.2 million during the first quarter of fiscal 2013, including decreases in payables, receivables and inventory of $382.9 million, $277.7 million and $102.7 million, respectively.
Cash Flow from Financing Activities
During the first quarter of fiscal 2014, the Company received net proceeds of $67.8 million from borrowings of bank and other debt and made net repayments of $32.0 million under the Company's accounts receivable securitization program. During the first quarter of fiscal 2014, the Company used $20.6 million of cash to pay a cash dividend on common stock. During the first quarter of fiscal 2013, the Company received net proceeds of $172.1 million primarily from borrowings under the accounts receivable securitization program and bank and other debt. In addition, the Company used $128.7 million of cash to repurchase common stock under the share repurchase program authorized by the Company's Board of Directors (see Part II, Item 2. Unregistered Sales of Equity Securities and Use of Proceeds in this Form 10-Q).
Cash Flow from Investing Activities
During the first quarter fiscal 2014, the Company used $21.0 million of cash for acquisitions, net of cash acquired. During the first quarter of fiscal 2014, the Company used $27.4 million for capital expenditures primarily related to information system development costs and computer hardware and software purchases. During the first quarter of fiscal 2013, the Company used $87.2 million of cash for acquisitions, net of cash acquired, received proceeds of $4.5 million for a divestiture completed in a prior year and used $24.4 million for capital expenditures primarily related to information system development costs and computer hardware and software expenditures.

Capital Structure and Contractual Obligations
The following table summarizes the Company’s capital structure as of the end of the first quarter of fiscal 2014 with a comparison to the end of fiscal 2013:

	September 28, 2013	% of Total Capitalization	June 29, 2013	% of Total Capitalization
	(Dollars in thousands)
Borrowings due within one year	$876,946	13.3%	$838,190	13.2%
Long-term debt	1,202,303	18.3	1,206,993	19.1
Total debt	2,079,249	31.6	2,045,183	32.3
Shareholders’ equity	4,495,473	68.4	4,289,125	67.7
Total capitalization	$6,574,722	100.0%	$6,334,308	100.0%

For a description of the Company’s long-term debt and lease commitments for the next five years and thereafter, see Long-Term Contractual Obligations appearing in Item 7 of the Company’s Annual Report on Form 10-K for the year ended June 29, 2013. With the exception of the Company’s debt transactions discussed herein, there are no material changes to this information outside of normal lease payments.
The Company does not currently have any material commitments for capital expenditures.
Financing Transactions
The Company has a five-year $1.0 billion senior unsecured revolving credit facility (the "2012 Credit Facility") with a syndicate of banks that expires in November 2016. Under the 2012 Credit Facility, the Company may elect from various interest rate options, currencies and maturities. As of the end of the first quarter of fiscal 2014, there were no borrowings outstanding under the 2012 Credit Facility. Letters of credit aggregating to $2.0 million have been issued under the 2012 Credit Facility, which represent the utilization of borrowing capacity but are not recorded in the consolidated balance sheets as the letters of credit are not debt. As of June 29, 2013, there were $6.7 million in borrowings outstanding and $2.3 million in letters of credit issued.
In August 2013, the Company amended and extended its accounts receivable securitization program (the “Program”) with a group of financial institutions to allow the Company to sell, on a revolving basis, an undivided interest of up to $800.0 million in eligible receivables while retaining a subordinated interest in a portion of the receivables. The Program does not qualify for sale treatment and, as a result, any borrowings under the Program are recorded as debt on the consolidated balance sheets. The Program has a one-year term that expires in August 2014. There were $328.0 million and $360.0 million in borrowings outstanding under the Program at September 28, 2013 and June 29, 2013, respectively.
Notes outstanding at September 28, 2013 consisted of:

•	$300.0 million of 5.875% Notes due March 15, 2014

•	$250.0 million of 6.00% Notes due September 1, 2015

•	$300.0 million of 6.625% Notes due September 15, 2016

•	$300.0 million of 5.875% Notes due June 15, 2020

•	$350.0 million of 4.875% Notes due December 1, 2022
In addition to its primary financing arrangements discussed above, the Company has several small lines of credit in various locations to fund the short-term working capital, foreign exchange, overdraft and letter of credit needs of its wholly owned subsidiaries in EMEA, Asia, Latin America and Canada. Avnet generally guarantees its subsidiaries’ obligations under these facilities.
See Liquidity below for further discussion of the Company’s availability under these various facilities.

Covenants and Conditions
The 2012 Credit Facility contains certain covenants with various limitations on debt incurrence, share repurchases, dividends, investments and capital expenditures and also includes financial covenants requiring the Company to maintain minimum interest coverage and leverage ratios.
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
Management does not believe that the covenants under the 2012 Credit Facility or the Program limit the Company’s ability to pursue its intended business strategy or future financing needs. The Company was in compliance with all covenants of the 2012 Credit Facility and the Program as of September 28, 2013.
Liquidity
As of the end of the first quarter of fiscal 2014, the Company had a combined total borrowing capacity of $1.8 billion under the 2012 Credit Facility and the Program. There were no borrowings outstanding and $2.0 million in letters of credit issued under the 2012 Credit Facility and $328.0 million outstanding under the Program, resulting in approximately $1.5 billion of availability as of September 28, 2013. During the first quarter of fiscal 2014, the Company had an average daily balance outstanding under the 2012 Credit Facility of approximately $5.0 million and approximately $413.0 million under the Program. During the first quarter of fiscal 2013, the Company had an average daily balance outstanding under the 2012 Credit Facility of approximately $180.0 million and approximately $710.0 million under the Program.
The Company had cash and cash equivalents of $865.6 million as of September 28, 2013, of which $789.8 million was held outside the U.S. As of June 29, 2013, the Company had cash and cash equivalents of $1.01 billion, of which $918.4 million was held outside of the U.S. Liquidity is subject to many factors, such as normal business operations as well as general economic, financial, competitive, legislative, and regulatory factors that are beyond the Company’s control. Cash balances generated and held in foreign locations are used for on-going working capital, capital expenditure needs and to support acquisitions. These balances are currently expected to be permanently reinvested outside the U.S. If these funds were needed for general corporate use in the U.S., the Company would incur significant income taxes to repatriate cash held in foreign locations but only to the extent the repatriated cash is in excess of outstanding intercompany loans due to Avnet, Inc. from foreign subsidiaries. In addition, local government regulations may restrict the Company’s ability to move funds among various locations under certain circumstances. Management does not believe such restrictions would limit the Company’s ability to pursue its intended business strategy.
During the first quarter of fiscal 2014, the Company utilized $21.0 million of cash, net of cash acquired, for acquisitions. The Company has made, and expects to continue to make, strategic investments through acquisition activity to the extent the investments strengthen Avnet’s competitive position and/or meet management’s return on capital thresholds. During the second quarter of fiscal 2014, the Company has committed to utilize cash in connection with the acquisition of MSC Group, a European distributor focused on electronic component distribution, embedded computing technology and display solutions.
In addition to continuing to make investments in acquisitions, as of September 28, 2013, the Company may repurchase up to an aggregate of $224.5 million of shares of the Company’s common stock through a $750.0 million share repurchase program approved by the Board of Directors in prior years. The Company plans to repurchase stock from time to time at the discretion of management, subject to strategic considerations, market conditions and other factors. The Company may terminate or limit the share repurchase program at any time without prior notice. The timing and actual number of shares purchased will depend on a variety of factors such as share price, corporate and regulatory requirements, and prevailing market conditions. Since the beginning of the repurchase program through the end of the first quarter of fiscal 2014, the Company has repurchased 17.9 million shares of stock at an aggregate cost of $525.5 million. (See Part II, Item 2. Unregistered Sales of Equity Securities and Use of Proceeds in this Form 10-Q for further information.) Shares repurchased were retired. Additionally, the Company currently expects to pay quarterly cash dividends on shares of its common stock, subject to approval of the Board of Directors.  During the first quarter of fiscal 2014, the Board of Directors approved a dividend of $0.15 per share, which was paid in September 2013 in the aggregate amount of $20.6 million.
During periods of weakening demand in the electronic component and enterprise computer solutions industry, the Company typically generates cash from operating activities. Conversely, the Company is also more likely to use operating cash flows for working capital requirements during periods of higher growth. During the first quarter of fiscal 2014, the Company used $126.2 million of cash from operations as working capital increased and generated $489.0 million of cash from operations over the trailing twelve month period. Management believes that Avnet’s available borrowing capacity, its current cash on hand and the Company’s expected ability to generate operating cash flows in the future are sufficient to meet its projected financing needs. The Company also may issue debt or equity securities and management believes the Company will have adequate access to the capital markets, if needed.
COMPARATIVE ANALYSIS — LIQUIDITY
(Dollars in millions)
The following table highlights the Company’s liquidity and liquidity ratios as of the end of the first quarter of fiscal 2014 with a comparison to the end of fiscal 2013:

	September 28, 2013	June 29, 2013	Percentage Change
Current Assets	8,418.8	8,356.9	0.7%
Quick Assets	5,685.7	5,878.3	(3.3)
Current Liabilities	4,719.6	4,821.4	(2.1)
Working Capital (1)	3,699.2	3,535.4	4.6
Total Debt	2,079.2	2,045.2	1.7
Total Capital (total debt plus total shareholders’ equity)	6,574.7	6,334.3	3.8
Quick Ratio	1.2:1	1.2:1
Working Capital Ratio	1.8:1	1.7:1
Debt to Total Capital	31.6%	32.3%
_____________________

(1)	This calculation of working capital is defined as current assets less current liabilities.
The Company’s quick assets (consisting of cash and cash equivalents and receivables) decreased 3.3% since the end of fiscal 2013 due to decreases in cash and cash equivalents and receivables. These factors, when combined with an increase in inventory, led to an increase in current assets of 0.7%. Current liabilities decreased 2.1% primarily due to decreases in accounts payable and accrued expenses. The increase in current assets and the decrease in current liabilities was partially offset by the impact of the change in foreign currency exchange spot rates since the end of fiscal 2013. As a result of the factors noted above, total working capital increased by 4.6% during the first quarter of fiscal 2014. Total debt increased by 1.7%, primarily due to the increase in borrowings of bank credit facilities, total capital increased by 3.8% and the debt to total capital ratio decreased as compared with June 29, 2013 to 31.6%.
Recently Issued Accounting Pronouncements
See Note 1, "Basis of presentation and new accounting pronouncements" to the Company's consolidated financial statements included in this Quarterly Report on Form 10-Q for Recently Issued Accounting Pronouncements.

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
See Item 7A, Quantitative and Qualitative Disclosures About Market Risk, in the Company’s Annual Report on Form 10-K for the year ended June 29, 2013 for further discussion of market risks associated with interest rates and foreign currency exchange. Avnet’s exposure to foreign exchange risks has not changed materially since June 29, 2013 as the Company continues to hedge the majority of its foreign exchange exposures. Thus, any increase or decrease in fair value of the Company’s foreign exchange contracts is generally offset by an opposite effect on the related hedged position.
See Liquidity and Capital Resources — Financing Transactions appearing in Item 2 of this Form 10-Q for further discussion of the Company’s financing facilities and capital structure. As of September 28, 2013, 76% of the Company’s debt bears interest at a fixed rate and 24% of the Company’s debt bears interest at variable rates. Therefore, a hypothetical 1.0% (100 basis points)

increase in interest rates would result in a $1.2 million decrease in income before income taxes in the Company’s consolidated statement of operations for the quarter ended September 28, 2013.

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
During the first quarter of fiscal 2014, the Company implemented an ERP system to support businesses in the EMEA region and a global financial reporting and consolidation application. These implementations have resulted in changes to certain internal controls over financial reporting. The Company performed pre- and post-implementation procedures to ensure the effectiveness of the internal controls over financial reporting. There were no other changes to the Company’s internal control over financial reporting (as defined in Rule 13a-15(f) of the Exchange Act) that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II
OTHER INFORMATION

Item 1.	Legal Proceedings
As a result primarily of certain former manufacturing operations, Avnet has incurred and may have future liability under various federal, state and local environmental laws and regulations, including those governing pollution and exposure to, and the handling, storage and disposal of, hazardous substances. For example, under the Comprehensive Environmental Response, Compensation and Liability Act of 1980, as amended (“CERCLA”) and similar state laws, Avnet is and may be liable for the costs of cleaning up environmental contamination on or from certain of its current or former properties, and at off-site locations where the Company disposed of wastes in the past. Such laws may impose joint and several liability. Typically, however, the costs for clean up at such sites are allocated among potentially responsible parties based upon each party’s relative contribution to the contamination, and other factors.
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
The Company and/or its subsidiaries are also parties to various other legal proceedings arising from time to time in the normal course of business. While litigation is subject to inherent uncertainties, management currently believes that the ultimate outcome of these proceedings, individually and in the aggregate, will not have a material adverse effect on the Company’s financial position, cash flows or results of operations.

Item 1A.	Risk Factors
This Report contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended and Section 21E of the Securities Exchange Act of 1934, as amended, with respect to the financial condition, results of operations and business of the Company. You can find many of these statements by looking for words like “believes,” “plans,” “expects,” “anticipates,” “should,” “will,” “may,” “estimates” or similar expressions in this Report or in documents incorporated by reference in this Report. These forward-looking statements are subject to numerous assumptions, risks and uncertainties. You should understand that the following important factors, in addition to those discussed elsewhere in this Quarterly Report and in the Company’s Annual Report on Form 10-K for the fiscal year ended June 29, 2013, could affect the Company’s future results, and could cause those results or other outcomes to differ materially from those expressed or implied in the forward-looking statements:

•	the effect of global economic conditions, including the current global economic uncertainty;

•	competitive pressures among distributors of electronic components and computer products;

•	cyclicality in the technology industry, particularly in the semiconductor sector;

•	relationships with key suppliers and allocations of products by suppliers;

•
risks relating to the Company's international sales and operations, including risks relating to the ability to repatriate funds, foreign currency fluctuations, duties and taxes, and compliance with international and U.S. laws;

•	risks relating to acquisitions and investments;

•	adverse effects on our supply chain, shipping costs, customers and suppliers, including as a result of issues caused by natural and weather-related disasters;

•	risks related to the Company's information systems;

•
general economic and business conditions (domestic and foreign) affecting Avnet's financial performance and, indirectly, Avnet's credit ratings, debt covenant compliance, and liquidity and access to financing; and

•	legislative or regulatory changes affecting Avnet’s businesses.
Any forward-looking statement speaks only as of the date on which that statement is made. Except as required by law, the Company assumes no obligation to update any forward-looking statement to reflect events or circumstances that occur after the date on which the statement is made.

The discussion of Avnet’s business and operations should be read together with the risk factors contained in Item 1A of its Report on Form 10-K for the fiscal year ended June 29, 2013, which describe various risks and uncertainties to which the Company is or may become subject to. These risks and uncertainties have the potential to affect Avnet’s business, financial condition, results of operations, cash flows, strategies or prospects in a material and adverse manner. As of September 28, 2013, there have been no material changes to the risk factors set forth in the Company’s report on Form 10-K for the fiscal year ended June 29, 2013.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds
In August 2011, the Company’s Board of Directors (the "Board") approved the repurchase of up to $500.0 million of the Company’s common stock through a share repurchase program. During August 2012, the Board approved an additional $250.0 million for the share repurchase program. With this increase, the Company may repurchase up to a total of $750.0 million of the Company's common stock under the share repurchase program. The following table includes, if any, the Company’s monthly purchases of Avnet's common stock during the first quarter ended September 28, 2013, under the share repurchase program, which is part of a publicly announced plan, and purchases made on the open market to obtain shares for the Company’s Employee Stock Purchase Plan (“ESPP”), which is not part of a publicly announced plan:

	Total Number of Shares Purchased (1)	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares That May Yet Be Purchased Under the Plans or Programs
Period
July	4,400	$34.80	—	$224,475,000
August	4,600	$38.93	—	$224,475,000
September	5,500	$41.61	—	$224,475,000
_____________________

(1)	Consists of purchases of Avnet’s common stock associated with the Company’s ESPP.

Item 6.	Exhibits

Exhibit
Number	Exhibit
10.1	Employment Agreement by and between Kevin Moriarty and the Company (incorporated herein by reference to the Company's Current Report on Form 8-K dated September 3, 2013, Exhibit 10.1)

10.2	Form of Change of Control Agreement by and between Kevin Moriarty and the Company (incorporated herein by reference to the Company's Current Report on Form 8-K dated February 14, 2011, Exhibit 10.3)

10.3	Form of Employment Agreement by and between Gerard Fay and the Company (incorporated herein by reference to the Company's Annual Report on Form 10-K dated August 9, 2013, Exhibit 10.3)

10.4	Form of Agreements under the 2010 Stock Compensation Plan (incorporated herein by reference to the Company's Current Report on Form 8-K dated September 3, 2013, Exhibit 10.3)

10.5	Amendment No. 5 to the Second Amended and Restated Receivables Purchase Agreement (incorporated herein by reference to the Company's Current Report on Form 8-K dated August 22, 2013, Exhibit 10.1)

31.1*	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2*	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1**	Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2**	Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS*	XBRL Instance Document.

101.SCH*	XBRL Taxonomy Extension Schema Document.

101.DEF*	XBRL Taxonomy Extension Definition Linkbase Document.

101.CAL*	XBRL Taxonomy Extension Calculation Linkbase Document.

101.LAB*	XBRL Taxonomy Extension Label Linkbase Document.

101.PRE*	XBRL Taxonomy Extension Presentation Linkbase Document.
_____________________

*	Filed herewith.
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
Date: October 25, 2013