Form 10-Q
period 2013-12-28
AVNET INC
filed 2014-01-24
CIK 8858

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
______________________
FORM 10-Q
______________________
QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended December 28, 2013
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
As of January 17, 2014, the total number of shares outstanding of the registrant’s Common Stock was 138,324,353 shares, net of treasury shares.

AVNET, INC. AND SUBSIDIARIES

PART I
FINANCIAL INFORMATION

Item 1.	Financial Statements
AVNET, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(Unaudited)

	December 28, 2013	June 29, 2013
	(Thousands, except share amounts)
ASSETS
Current assets:
Cash and cash equivalents	$779,331	$1,009,343
Receivables, less allowances of $92,754 and $95,656, respectively	5,708,345	4,868,973
Inventories	2,549,323	2,264,341
Prepaid and other current assets	198,739	214,221
Total current assets	9,235,738	8,356,878
Property, plant and equipment, net	511,759	492,606
Goodwill	1,358,451	1,261,288
Intangible assets, net	209,076	172,212
Other assets	170,274	191,696
Total assets	$11,485,298	$10,474,680
LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Short-term borrowings	$968,757	$838,190
Accounts payable	3,704,570	3,278,152
Accrued expenses and other	777,146	705,102
Total current liabilities	5,450,473	4,821,444
Long-term debt	1,227,575	1,206,993
Other long-term liabilities	178,834	157,118
Total liabilities	6,856,882	6,185,555
Commitments and contingencies (Note 6)
Shareholders’ equity:
Common stock $1.00 par; authorized 300,000,000 shares; issued 137,649,588 shares and 137,126,784 shares, respectively	137,650	137,127
Additional paid-in capital	1,344,122	1,320,901
Retained earnings	3,007,191	2,802,966
Accumulated other comprehensive income	140,187	28,895
Treasury stock at cost, 38,384 shares and 38,238 shares, respectively	(734)	(764)
Total shareholders’ equity	4,628,416	4,289,125
Total liabilities and shareholders’ equity	$11,485,298	$10,474,680
See notes to consolidated financial statements.

AVNET, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

	Second Quarters Ended		Six Months Ended
	December 28, 2013	December 29, 2012	December 28, 2013	December 29, 2012
	(Thousands, except per share data)
Sales	$7,421,854	$6,699,465	$13,767,329	$12,569,522
Cost of sales	6,573,221	5,931,002	12,183,526	11,116,682
Gross profit	848,633	768,463	1,583,803	1,452,840
Selling, general and administrative expenses	598,619	547,984	1,142,703	1,094,980
Restructuring, integration and other expenses (Note 13)	28,442	24,906	40,541	62,314
Operating income	221,572	195,573	400,559	295,546
Other income (expense), net	(4,794)	1,060	(3,999)	2,543
Interest expense	(28,226)	(27,798)	(55,203)	(51,688)
Gain on legal settlement, bargain purchase and other (Notes 2 and 6)	—	59	19,137	31,350
Income before income taxes	188,552	168,894	360,494	277,751
Income tax provision	63,688	31,413	115,006	39,965
Net income	$124,864	$137,481	$245,488	$237,786
Net earnings per share:
Basic	$0.91	$1.01	$1.78	$1.71
Diluted	$0.89	$0.99	$1.75	$1.69
Shares used to compute earnings per share:
Basic	137,702	136,776	137,558	138,772
Diluted	140,144	138,575	139,934	140,967
Cash dividends paid per common share	$0.15	$—	$0.30	$—
See notes to consolidated financial statements.

AVNET, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(Unaudited)

	Second Quarters Ended		Six Months Ended
	December 28, 2013	December 29, 2012	December 28, 2013	December 29, 2012
	(Thousands)
Net income	$124,864	$137,481	$245,488	$237,786
Other comprehensive income, net of tax:
Foreign currency translation adjustments and other	16,050	49,654	107,997	137,494
Pension adjustments, net	3,228	220	3,295	166
Total comprehensive income	$144,142	$187,355	$356,780	$375,446
See notes to consolidated financial statements.

AVNET, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Six Months Ended
	December 28, 2013	December 29, 2012
	(Thousands)
Cash flows from operating activities:
Net income	$245,488	$237,786
Non-cash and other reconciling items:
Depreciation	44,731	42,764
Amortization	20,903	15,076
Deferred income taxes	11,925	532
Stock-based compensation	28,940	27,684
Gain on bargain purchase (Note 2)	—	(31,350)
Other, net	51,616	30,829
Changes in (net of effects from businesses acquired):
Receivables	(771,728)	(399,943)
Inventories	(158,470)	246,192
Accounts payable	348,521	250,862
Accrued expenses and other, net	23,875	(13,024)
Net cash flows (used) provided by operating activities	(154,199)	407,408

Cash flows from financing activities:
Issuance of notes in public offering, net of issuance cost	—	349,258
Borrowings (repayments) under accounts receivable securitization program, net	60,000	(366,000)
Borrowings (repayments) of bank and other debt, net	55,436	(171,834)
Repurchases of common stock	—	(207,192)
Dividends paid on common stock	(41,263)	—
Other, net	4,293	3,351
Net cash flows provided (used) by financing activities	78,466	(392,417)

Cash flows from investing activities:
Purchases of property, plant and equipment	(47,024)	(55,298)
Acquisitions of businesses, net of cash acquired (Note 2)	(116,882)	(170,960)
Cash proceeds from divestitures, net of cash divested	—	3,613
Other, net	1,800	37
Net cash flows used by investing activities	(162,106)	(222,608)

Effect of exchange rate changes on cash and cash equivalents	7,827	16,032

Cash and cash equivalents:
— (decrease)	(230,012)	(191,585)
— at beginning of period	1,009,343	1,006,864
— at end of period	$779,331	$815,279

Additional cash flow information (Note 11)
See notes to consolidated financial statements.

AVNET, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
1. Basis of presentation and new accounting pronouncements
In the opinion of management, the accompanying unaudited interim consolidated financial statements contain all adjustments necessary to present fairly Avnet, Inc. and its consolidated subsidiaries (the "Company") financial position, results of operations, comprehensive income and cash flows. All such adjustments are of a normal recurring nature.
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
Certain prior-period amounts have been reclassified to conform to current-period presentation.
New accounting pronouncements
In July 2013, the Financial Accounting Standards Board issued Accounting Standards Update No. 2013-11, Presentation of an Unrecognized Tax Benefit When a Net Operating Loss Carryforward, a Similar Tax Loss, or a Tax Credit Carryforward Exists ("ASU 2013-11"). ASU 2013-11 requires the netting of unrecognized tax benefits ("UTBs") against a deferred tax asset for a loss or other carryforward that would apply in settlement of the uncertain tax positions. UTBs are required to be netted against all available same-jurisdiction loss or other tax carryforwards that would be utilized, rather than only against carryforwards that are created by the UTBs. ASU 2013-11 is effective for years, including interim periods within those years, beginning after December 15, 2013. The adoption of ASU 2013-11 is not expected to have a material impact on the Company's consolidated financial statements.
2. Acquisitions and divestitures
During the first half of fiscal 2014, the Company completed three acquisitions with historical annualized revenue of approximately $490 million. Cash paid for acquisitions during the first half of fiscal 2014 was $116.9 million, net of cash acquired and contingent consideration. The Company has not disclosed the pro-forma impact of the fiscal 2014 acquisitions as such impact was not material.
The aggregate consideration for the acquisitions was $219.7 million, which consisted of the following (in thousands):

Cash paid	$181,645
Contingent consideration	38,081
Total	$219,726
The contingent consideration arrangements stipulate that the Company pay up to a maximum of approximately $50 million of additional consideration to the former shareholders of the acquired businesses based upon the achievement of certain future operating results. The Company estimated the fair value of the contingent consideration using an income approach, which is based on significant inputs, primarily forecasted future operating results of the acquired businesses, not observable in the market and thus represents a Level 3 measurement as defined in ASC 820. The Company adjusts the fair value of contingent consideration if there are changes to the inputs used in the income approach and as a result of the passage of time.

AVNET, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

The Company has not yet completed its evaluation and determination of the fair value of certain assets and liabilities acquired, primarily (i) the final valuation of amortizable intangible assets acquired, (ii) the final valuation of contingent consideration due to the sellers, (iii) the final assessment of working capital acquired and liabilities assumed, and (iv) the final valuation of certain income tax accounts. The Company expects these final valuations and assessments will be completed by the end of fiscal 2014, which may result in adjustments to the preliminary values presented in the following table:

Preliminary Acquisition Method Values
(Thousands)
Cash	$64,763
Accounts receivable, net	36,233
Inventory	95,477
Other current assets	3,504
Property, plant and equipment and other non-current assets	9,680
Intangible assets	55,543
Total identifiable assets acquired	$265,200

Accounts payable, accrued liabilities and other current liabilities	63,961
Short-term borrowings	45,942
Other long-term liabilities	15,149
Total identifiable liabilities assumed	$125,052
Net identifiable assets acquired	140,148
Goodwill	79,578
Net assets acquired	$219,726
Goodwill of $69.0 million was assigned to the Electronics Marketing segment and goodwill of $10.6 million was assigned to the Technology Solutions segment. The goodwill recognized is attributable primarily to expected synergies of the acquired businesses. The amount of goodwill that is expected to be deductible for income tax purposes is not material. The Company periodically adjusts the value of goodwill to reflect changes that occur as a result of adjustments to the preliminary purchase price allocation during the measurement periods following the dates of acquisition.
The Company has recognized restructuring, integration, and other expenses associated with acquisitions, which are described further in Note 13.
Gain on bargain purchase and other
During the first quarter of fiscal 2013, the Company acquired Internix, Inc., a company publicly traded on the Tokyo Stock Exchange, through a tender offer. After assessing the assets acquired and liabilities assumed, the consideration paid was below book value even though the price paid per share represented a premium to the trading levels at that time. During the first half of fiscal 2013, the Company recognized a total gain on bargain purchase related to Internix of $33.0 million before and after tax and $0.23 per share on a diluted basis (inclusive of adjustments occurring subsequent to the first quarter of fiscal 2013).
In addition, during the second quarter of fiscal 2013, the Company divested a small business in TS Asia for which it recognized a loss of $1.7 million before and after tax and $0.01 per share on a diluted basis. The combination of this loss on divestiture and the gain on bargain purchase noted above resulted in a gain of $31.4 million for the first half of fiscal 2013.
During the first half of fiscal 2013, the Company received proceeds of $3.6 million, net of cash divested, related to the divestiture described above and the receipt of an earn-out payment associated with a divestiture completed in the prior fiscal year, for which there was no gain or loss as the proceeds were applied against the contingent consideration receivable that was established at the time of sale.

AVNET, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

3. Goodwill and intangible assets
Goodwill

The following table presents the change in the goodwill balances by reportable segment for the six months ended December 28, 2013. Substantially all of the accumulated impairment was recognized in fiscal 2009.

	Electronics Marketing	Technology Solutions	Total
	(Thousands)
Gross goodwill	$1,646,940	$994,082	$2,641,022
Accumulated impairment	(1,045,110)	(334,624)	(1,379,734)
Carrying value at June 29, 2013	601,830	659,458	1,261,288
Additions	68,973	10,605	79,578
Adjustments	808	1,322	2,130
Foreign currency translation	8,133	7,322	15,455
Carrying value at December 28, 2013	$679,744	$678,707	$1,358,451

Gross goodwill	$1,724,854	$1,013,331	$2,738,185
Accumulated impairment	(1,045,110)	(334,624)	(1,379,734)
Carrying value at December 28, 2013	$679,744	$678,707	$1,358,451

The goodwill additions are a result of businesses acquired during the first six months of fiscal 2014 (see Note 2) and goodwill adjustments represent the net purchase accounting adjustments for acquisitions during the related measurement periods.

Intangible Assets

The following table presents the Company’s acquired intangible assets at December 28, 2013 and June 29, 2013, respectively. These intangible assets have a weighted average life of approximately 8 years.

	December 28, 2013			June 29, 2013
	Gross Carrying Amount	Accumulated Amortization	Net Book Value	Gross Carrying Amount	Accumulated Amortization	Net Book Value
	(Thousands)
Customer related	$324,011	$(132,173)	$191,838	$276,107	$(109,946)	$166,161
Trade name	5,917	(1,191)	4,726	3,320	(480)	2,840
Other	13,809	(1,297)	12,512	4,177	(966)	3,211
	$343,737	$(134,661)	$209,076	$283,604	$(111,392)	$172,212

AVNET, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

Intangible asset amortization expense was $12.5 million and $8.0 million for the second quarter of fiscal 2014 and 2013, respectively, and $20.9 million and $15.1 million for the first six months of fiscal 2014 and 2013, respectively. The following table presents the estimated future amortization expense for the remainder of fiscal 2014, the next five fiscal years and thereafter (in thousands):

Fiscal Year
Remainder of fiscal 2014	$24,132
2015	47,546
2016	35,740
2017	31,697
2018	23,188
2019	17,401
Thereafter	29,372
Total	$209,076

4. External financing
Short-term borrowings consists of the following:

	December 28, 2013	June 29, 2013
	(Thousands)
Bank credit facilities	$245,847	$177,118
Accounts receivable securitization program	420,000	360,000
5.875% Notes due March 15, 2014	299,985	299,950
Other debt due within one year	2,925	1,122
Short-term borrowings	$968,757	$838,190

Bank credit facilities consist of various committed and uncommitted lines of credit with financial institutions utilized primarily to support the working capital requirements of foreign operations. The weighted average interest rate on the bank credit facilities was 3.9% and 4.3% at December 28, 2013 and June 29, 2013, respectively.
In August 2013, the Company amended and extended its accounts receivable securitization program (the “Program”) with a group of financial institutions to allow the Company to sell, on a revolving basis, an undivided interest of up to $800.0 million in eligible receivables while retaining a subordinated interest in a portion of the receivables. The Program does not qualify for sale treatment and, as a result, any borrowings under the Program are recorded as debt on the consolidated balance sheets. The Program contains certain covenants, all of which the Company was in compliance with as of December 28, 2013. The Program has a one-year term that expires in August 2014. Interest on borrowings is calculated using a base rate or a commercial paper rate plus a spread of 0.35%. The facility fee is 0.35%.

AVNET, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

Long-term debt consists of the following:

	December 28, 2013	June 29, 2013
	(Thousands)
6.000% Notes due September 1, 2015	$250,000	$250,000
6.625% Notes due September 15, 2016	300,000	300,000
5.875% Notes due June 15, 2020	300,000	300,000
4.875% Notes due December 1, 2022	350,000	350,000
2012 Credit Facility	25,500	6,700
Other long-term debt	4,394	2,879
Subtotal	1,229,894	1,209,579
Discount on notes	(2,319)	(2,586)
Long-term debt	$1,227,575	$1,206,993

The Company has a five-year $1.0 billion senior unsecured revolving credit facility (the "2012 Credit Facility") with a syndicate of banks that expires in November 2016. Under the 2012 Credit Facility, the Company may select from various interest rate options, currencies and maturities. The 2012 Credit Facility contains certain covenants, all of which the Company was in compliance with as of December 28, 2013. At December 28, 2013, there were $25.5 million in borrowings outstanding under the 2012 Credit Facility and $2.0 million in letters of credit issued, which represent a utilization of borrowing capacity but are not recorded in the consolidated balance sheets as the letters of credit are not debt. At June 29, 2013, there were $6.7 million in borrowings outstanding and $2.3 million in letters of credit issued under the 2012 Credit Facility.
At December 28, 2013, the carrying value and fair value of the Company’s total debt was $2.20 billion and $2.29 billion, respectively. Fair value was estimated primarily based upon quoted market prices. At June 29, 2013, the carrying value and fair value of the Company's total debt was $2.05 billion and $2.13 billion, respectively.
5. Derivative financial instruments
Many of the Company’s subsidiaries, on occasion, purchase and sell products in currencies other than their functional currencies. This subjects the Company to the risks associated with fluctuations in foreign currency exchange rates. The Company reduces this risk by utilizing natural hedging (i.e., offsetting receivables and payables) as well as by creating offsetting positions through the use of derivative financial instruments, primarily forward foreign exchange contracts with maturities of less than sixty days ("economic hedges"). The Company continues to have exposure to foreign currency risks to the extent they are not hedged. The Company adjusts any economic hedges to fair value through the consolidated statements of operations primarily within "other income (expense), net". Therefore, the changes in valuation of the underlying items being economically hedged are offset by the changes in fair value of the forward foreign exchange contracts. The amounts representing the fair value of foreign exchange contracts, based upon level 2 criteria under the fair value hierarchy, are classified in the captions “other current assets” or “accrued expenses and other,” as applicable, in the accompanying consolidated balance sheets and were not material as of December 28, 2013, and June 29, 2013. The Company did not have material gains or losses related to the forward foreign exchange contracts during the first half and second quarters of fiscal 2014 and fiscal 2013.
The Company generally does not hedge its investments in its foreign operations. The Company does not enter into derivative financial instruments for trading or speculative purposes and monitors the financial stability and credit standing of its counterparties.
6. Commitments and contingencies
Bell
During fiscal 2011, the Company recognized a contingent liability for potential unpaid import duties associated with the acquisition of Bell Microproducts Inc. (“Bell”). Prior to the acquisition of Bell by Avnet, Customs and Border Protection (“CBP”) initiated a review of the importing process at one of Bell’s subsidiaries and identified compliance deficiencies. Subsequent to the acquisition of Bell by Avnet, CBP began a compliance audit. The Company evaluated projected duties, interest and penalties that potentially may be imposed as a result of the audit and recognized a contingent liability of $10.0 million. Depending on the ultimate resolution of the matter with CBP, the Company estimates that the range of the potential exposure associated with the liability may

AVNET, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

be up to $73.0 million; however, the Company believes the contingent liability recorded is a reasonable estimate of the liability based upon the facts available at this time.
LCD Class Action Settlement
The Company filed a proof of claim in the settlement of a class action proceeding that sought damages from certain manufacturers of LCD flat panel displays. A settlement was reached in the proceedings and in the first quarter of fiscal 2014 the federal district judge overseeing the proceeding issued an order approving the first distribution of settlement funds to the class claimants. In the first quarter of fiscal 2014, the Company received an award payment of $19.1 million, which is classified within "gain on legal settlement, bargain purchase and other" in the consolidated statements of operations. The court has deferred distribution of a portion of the settlement and the Company may receive up to an additional $4.0 million from the undistributed settlement fund.
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
7. Income taxes
The Company’s effective tax rate on its income before income taxes was 33.8% in the second quarter of fiscal 2014 as compared with 18.6% in the second quarter of fiscal 2013. During the second quarter of fiscal 2014, the Company's effective tax rate was negatively impacted primarily by increases to (i) valuation allowances, (ii) reserves, and (iii) an investment in a foreign subsidiary. The effective tax rate for the second quarter of fiscal 2014 was also impacted negatively, to a lesser extent, by the mix of income earned in the higher tax rate jurisdictions. During the second quarter of fiscal 2013, the Company's effective tax rate was favorably impacted primarily by the settlement of an audit by the U.S. Internal Revenue Service (“IRS”) for an acquired company and the recognition of a U.S. tax benefit on the closure of a foreign operation.
For the first six months of fiscal 2014 and 2013, the Company's effective tax rate was 31.9% and 14.4%, respectively. This increase in the effective tax rate was due primarily to increases to valuation allowances and reserves that occurred during fiscal year 2014. The effective tax rate for the first six months of fiscal 2014 was also impacted negatively, to a lesser extent, by the mix of income earned in the higher tax rate jurisdictions as compared to the first six months of 2013. The fiscal year 2013 effective tax rate was favorably impacted by (i) the settlement of two audits by the IRS for the Company and an acquired company, (ii) a non-taxable gain on a bargain purchase, partially offset by (iii) increases to valuation allowances and reserves. Due to the reduced level of income in the first six months of fiscal 2013, the net favorable impact of these items on the effective tax rate was significant.
8. Pension plan
The Company has a noncontributory defined benefit pension plan (the “Plan”) for which the components of net periodic pension costs during the quarters ended December 28, 2013 and December 29, 2012 were as follows:

	Second Quarters Ended		Six Months Ended
	December 28, 2013	December 29, 2012	December 28, 2013	December 29, 2012
	(Thousands)
Service cost	$9,183	$9,230	$18,366	$18,460
Interest cost	4,289	3,663	8,578	7,326
Expected return on plan assets	(7,727)	(6,976)	(15,454)	(13,952)
Recognized net actuarial loss	3,171	3,724	6,342	7,448
Amortization of prior service credit	(393)	(393)	(786)	(786)
Net periodic pension cost	$8,523	$9,248	$17,046	$18,496

The Company made contributions to the Plan of $20.0 million during the first half of fiscal 2014. The Company currently expects to make additional contributions to the Plan of $10.0 million in each of the remaining quarters of fiscal 2014.

AVNET, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

9. Shareholders' equity
Share repurchase program
In August 2012, the Company’s Board of Directors amended the Company's existing share repurchase program to authorize the repurchase of up to $750.0 million of common stock in the open market or through privately negotiated transactions. The timing and actual number of shares purchased will depend on a variety of factors such as price, corporate and regulatory requirements, and prevailing market conditions. During the first half of fiscal 2014, the Company did not repurchase any shares under this program. Since the beginning of the repurchase program through the end of the first half of fiscal 2014, the Company has repurchased 17,890,000 shares of stock at an aggregate cost of $525.5 million, and $224.5 million remains available for future repurchases under the share repurchase program.
Common stock dividend
In November 2013, the Company's Board of Directors approved a dividend of $0.15 per common share to the shareholders of record on December 3, 2013. Dividend payments of $20.6 million were made in December 2013.
During the six months ended December 28, 2013, the Company has paid dividends of $0.30 per common share and $41.3 million in total.
10. Earnings per share

	Second Quarters Ended		Six Months Ended
	December 28, 2013	December 29, 2012	December 28, 2013	December 29, 2012
	(Thousands, except per share data)
Numerator:
Net income	$124,864	$137,481	$245,488	$237,786
Denominator:
Weighted average common shares for basic earnings per share	137,702	136,776	137,558	138,772
Net effect of dilutive stock option, incentive and performance share awards	2,442	1,799	2,376	2,195
Weighted average common shares for diluted earnings per share	140,144	138,575	139,934	140,967

Basic earnings per share	$0.91	$1.01	$1.78	$1.71
Diluted earnings per share	$0.89	$0.99	$1.75	$1.69

For the three and six months ended December 28, 2013, none of the outstanding options were excluded from the calculation of diluted earnings per share because all of the outstanding options were dilutive. Options to purchase 238,000 and 586,000 shares were excluded for the three and six months ended December 29, 2012, respectively, because the exercise price for those options was above the average market price of the Company’s shares for those periods and inclusion of these options in the diluted earnings per share calculation would have had an anti-dilutive effect.
11. Additional cash flow information

Interest and income taxes paid in the six months ended December 28, 2013 and December 29, 2012 were as follows:

	Six Months Ended
	December 28, 2013	December 29, 2012
	(Thousands)
Interest	$54,783	$50,141
Income taxes	$99,357	$105,528

AVNET, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

The Company includes book overdrafts as part of accounts payable on its consolidated balance sheets and reflects changes in such balances as part of cash flows from operating activities in its consolidated statements of cash flows.
During the six months ended December 28, 2013, the Company had non-cash financing activities of $38.1 million related to contingent consideration in connection with acquisition activity in fiscal 2014. During the six months ended December 29, 2012, the Company had non-cash financing activities of $12.8 million related to contingent consideration in connection with acquisition activity in fiscal 2013.
12. Segment information
At the beginning of fiscal 2014, the Company began excluding amortization expense associated with acquired intangible assets from the operating income of the Electronics Marketing (“EM”) and Technology Solutions (“TS”) reportable operating segments (“operating groups”) in order to measure such operating results consistent with how many technology companies measure operating performance and given that such amortization expense is non-cash in nature. As a result of this change, the measure of profitability in the information used by our Chief Operating Decision Maker to allocate resources and evaluate profitability of such operating groups also changed. Prior period segment information has been recast to conform to the new measure of profitability used during fiscal 2014. The change in the measure of operating group profitability did not impact the determination of the Company’s operating groups or our previously reported consolidated financial results.
At the beginning of fiscal 2014, a portion of the Company's reverse logistics operations, which was previously included in the EM operating group, was combined within the TS operating group. The Company also combined its regional computing components operations within EM and TS into a single global organization within TS. As a result of these changes, sales, operating income and assets previously reported in the EM operating group in fiscal 2013 have been included within the TS operating group in fiscal 2014. The Company does not view the amount of sales, operating income, or assets of such transferred operations to be a material change to the composition of its operating groups for financial reporting purposes. Sales related to such transferred operations reported in the EM operating group in the second quarter and first half of fiscal 2013 were $114.1 million and $233.7 million, respectively. The transfer of such operations between operating groups did not impact the determination of the Company’s operating groups or our previously reported consolidated financial results.

	Second Quarters Ended		Six Months Ended
	December 28, 2013	December 29, 2012	December 28, 2013	December 29, 2012
	(Thousands)
Sales:
Electronics Marketing	$4,154,783	$3,673,513	$8,092,907	$7,326,645
Technology Solutions	3,267,071	3,025,952	5,674,422	5,242,877
	$7,421,854	$6,699,465	$13,767,329	$12,569,522
Operating income:
Electronics Marketing	$171,685	$142,981	$347,468	$292,094
Technology Solutions	120,225	113,117	182,816	151,784
Corporate	(28,702)	(27,609)	(67,596)	(70,920)
	263,208	228,489	462,688	372,958
Restructuring, integration and other expenses (Note 13)	(28,442)	(24,906)	(40,541)	(62,314)
Amortization of acquired intangible assets and other	(13,194)	(8,010)	(21,588)	(15,098)
	$221,572	$195,573	$400,559	$295,546
Sales, by geographic area:
Americas (1)	$3,063,643	$2,863,143	$5,552,311	$5,315,573
EMEA (2)	2,152,921	1,878,170	3,945,010	3,472,117
Asia/Pacific (3)	2,205,290	1,958,152	4,270,008	3,781,832
	$7,421,854	$6,699,465	$13,767,329	$12,569,522
_____________________

AVNET, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

(1)
Includes sales from the United States of $2.69 billion and $2.48 billion for the second quarter ended December 28, 2013 and December 29, 2012, respectively. Includes sales in the United States of $4.93 billion and $4.65 billion for the first half of fiscal 2014 and 2013, respectively.

(2)
Includes sales from Germany of $921.7 million for the second quarter ended December 28, 2013, and $1.64 billion for the first half of fiscal 2014. Includes sales from Germany and the United Kingdom of $733.4 million and $311.6 million, respectively, for the second quarter ended December 29, 2012, and $1.29 billion and $599.3 million, respectively, for the first half of fiscal 2013.

(3)
Includes sales from China (including Hong Kong) and Taiwan of $728.2 million and $767.3 million, respectively, for the second quarter ended December 28, 2013, and $1.46 billion and $1.40 billion, respectively, for the first half of fiscal 2014. Includes sales from China (including Hong Kong), Taiwan, and Singapore of $615.2 million, $627.2 million and $285.8 million, respectively, for the second quarter ended December 29, 2012, and $1.24 billion, $1.17 billion and $575.9 million, respectively, for the first half of fiscal 2013.

	December 28, 2013	June 29, 2013
	(Thousands)
Assets:
Electronics Marketing	$6,577,673	$6,316,326
Technology Solutions	4,815,939	3,838,421
Corporate	91,686	319,933
	$11,485,298	$10,474,680
Property, plant, and equipment, net, by geographic area:
Americas (1)	$284,785	$282,986
EMEA (2)	197,631	177,908
Asia/Pacific	29,343	31,712
	$511,759	$492,606
_____________________

(1)	Includes property, plant and equipment, net, of $276.3 million and $273.4 million as of December 28, 2013 and June 29, 2013, respectively, in the United States.

(2)
Includes property, plant and equipment, net, of $100.0 million and $54.9 million in Germany and Belgium, respectively, as of December 28, 2013 and $92.7 million and $45.1 million in Germany and Belgium, respectively, as of June 29, 2013.

AVNET, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

13. Restructuring, integration and other expenses
Fiscal 2014

During the second quarter and first six months of fiscal 2014, the Company implemented certain actions in an effort to reduce future operating costs including activities necessary to achieve planned synergies from recently acquired businesses. In addition, the Company incurred integration and other costs primarily associated with acquired or divested businesses. The following table presents the restructuring, integration and other expenses incurred during the second quarter and first half of fiscal 2014:

	Second Quarter Ended December 28, 2013	Six Months Ended December 28, 2013
	(Thousands, except per share data)
Restructuring costs	$21,188	$26,904
Integration costs	4,311	8,468
Other costs including acquisition costs	1,488	4,541
Changes in estimate for prior and current year restructuring reserves	1,455	628
Pre-tax restructuring, integration and other expenses	$28,442	$40,541
After tax restructuring, integration and other expenses	$21,746	$30,597
Restructuring, integration and other expenses per share on a diluted basis	$0.15	$0.22

The activity related to the restructuring liabilities established during fiscal 2014 is presented in the following table:

	Severance Reserves	Facility Exit Costs	Other	Total
	(Thousands)
Fiscal 2014 pre-tax restructuring charges	$23,486	$2,537	$881	$26,904
Cash payments	(4,660)	(228)	(9)	(4,897)
Non-cash amounts	—	(1,152)	(538)	(1,690)
Other, principally foreign currency translation	39	2	10	51
Balance at December 28, 2013	$18,865	$1,159	$344	$20,368

Severance charges recorded in the first half of fiscal 2014 related to the reduction, or planned reduction, of between approximately 700 to 800 employees, primarily in operations, sales and business support functions, in connection with cost reduction actions taken in both operating groups. Facility exit costs primarily consists of liabilities for remaining lease obligations and the write-down of long-lived assets for locations the Company has ceased using. Other restructuring costs related primarily to other miscellaneous restructuring and exit costs associated with the restructuring actions. Of the $26.9 million in restructuring costs recorded during the first half of fiscal 2014, $18.8 million related to EM, $7.6 million related to TS and $0.5 million related to corporate business support functions. As of December 28, 2013, management expects the majority of the remaining severance, facility exit costs and other liabilities to be paid by the end of fiscal 2014. The Company expects to incur up to $15.0 million to $25.0 million of additional restructuring costs during the remainder of fiscal 2014, primarily for severance and related amounts, related to the restructuring activities initiated, but not yet completed during the second quarter of fiscal 2014.

Integration costs are primarily related to the integration of acquired businesses and incremental costs incurred as part of the consolidation, relocation and closure of certain warehouse and office locations. Integration costs included consulting costs for IT system and business operation integration assistance, facility moving costs, legal fees, travel, meeting, marketing and communication costs that were incrementally incurred as a result of the integration activities. Also included in integration costs are incremental salary costs specific to integration, consolidation and closure activities. Other costs including acquisition costs consisted of professional fees incurred for acquisitions, additional costs incurred related businesses divested in prior periods, and other miscellaneous costs that relate to restructuring, integration and other expenses.

AVNET, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

Fiscal 2013
During fiscal 2013, the Company incurred restructuring expenses related to various restructuring actions intended to reduce costs in response to the then current market conditions. The following table presents the activity during the first six months of fiscal 2014 related to the remaining restructuring liabilities established during fiscal 2013:

	Severance Reserves	Facility Exit Costs	Other	Total
	(Thousands)
Balance at June 29, 2013	$25,254	$16,211	$370	$41,835
Cash payments	(11,943)	(4,665)	(899)	(17,507)
Changes in estimate, net	(1,204)	(2,168)	1,615	(1,757)
Non-cash amounts	—	538	(756)	(218)
Other, principally foreign currency translation	194	294	150	638
Balance at December 28, 2013	$12,301	$10,210	$480	$22,991

As of December 28, 2013, management expects the majority of the remaining severance and other liabilities to be paid by the end of fiscal 2014 and the remaining facility exit cost liabilities to be paid by the end of fiscal 2018.
Fiscal 2012 and prior
As of June 29, 2013, there was $4.7 million of restructuring liabilities remaining related to restructuring actions taken in fiscal years 2012 and prior, the majority of which relates to facility exit costs. The remaining balance for such historical restructuring actions as of December 28, 2013 was $2.2 million, which is expected to be paid by the end of fiscal 2016.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations
For a description of the Company’s critical accounting policies and an understanding of the significant factors that influenced the Company’s performance during the quarter ended December 28, 2013, this Management’s Discussion and Analysis of Financial Condition and Results of Operations (“MD&A”) should be read in conjunction with the consolidated financial statements, including the related notes, appearing in Item 1 of this Report, as well as the Company’s Annual Report on Form 10-K for the year ended June 29, 2013.
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
In addition to disclosing financial results that are determined in accordance with U.S. generally accepted accounting principles (“GAAP”), the Company also discloses certain non-GAAP financial information, including:

•	Sales, income or expense items excluding the translation impact of changes in foreign currency exchange rates, as discussed above.

•
Sales adjusted for certain items that impact the year-over-year analysis, which includes the impact of acquisitions by adjusting Avnet’s prior periods to include the sales of acquired businesses as if the acquisitions had occurred at the beginning of the earliest period presented. In addition, the prior year sales are adjusted for (i) divestitures by adjusting Avnet’s prior periods to exclude the sales of divested businesses as if the divestitures had occurred at the beginning of the earliest period presented, and (ii) the transfer of a portion of Avnet’s reverse logistics operations and a regional computing components operation at the beginning of fiscal 2014 from the Electronics Marketing (“EM”) operating group to the Technology Solutions (“TS”) operating group. Sales taking into account the combination of these adjustments are referred to as “organic sales.”

•
Operating income excluding (i) restructuring, integration and other expenses (see Restructuring, Integration and Other Expenses in this MD&A) and (ii) amortization of acquired intangible assets and other. Operating income excluding such amounts is referred to as adjusted operating income.

The reconciliation of operating income to adjusted operating income is presented in the following table:

	Second Quarters Ended		Six Months Ended
	December 28, 2013	December 29, 2012	December 28, 2013	December 29, 2012
	(Thousands)
GAAP operating income	$221,572	$195,573	$400,559	$295,546
Restructuring, integration and other expenses	28,442	24,906	40,541	62,314
Amortization of acquired intangible assets and other	13,194	8,010	21,588	15,098
Adjusted operating income	$263,208	$228,489	$462,688	$372,958

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

•
As a leading global IT solutions distributor, TS focuses on the value-added distribution of enterprise computing servers and systems, software, storage, services and complex solutions from the world’s foremost technology manufacturers. TS partners with its customers and suppliers to create and deliver effective data center and IT lifecycle solutions that solve the business challenges of end-user customers locally and around the world. TS serves a number of customer segments, from VARs, system integrators and independent software vendors to the worldwide OEM market for computing technology and non-PC OEMs requiring embedded systems and solutions including engineering, product prototyping, integration and other value-added services. TS also provides the latest hard disk drives, microprocessor, motherboard and DRAM module technologies to manufacturers of general-purpose computers and system builders.

Results of Operations
Executive Summary
Sales for the second quarter of fiscal 2014 were $7.42 billion, as compared to the second quarter of fiscal 2013 sales of $6.70 billion. The increase in year-over-year sales of $722.4 million was primarily the result of a $481.3 million increase at EM primarily due to the EMEA and Asia regions and a $241.1 million increase at TS primarily in the Americas region.
Gross profit margin of 11.4% remained relatively consistent between the year-over-year quarters. EM gross profit margin was essentially flat year over year. TS gross profit margin decreased by 18 basis points year over year.
Avnet operating income margin was 3.0% in the second quarter of fiscal 2014 as compared with 2.9% in the second quarter of fiscal 2013. Both periods' operating income included the impact of restructuring, integration and other expenses, as well as the amortization of acquired intangible assets. Excluding these expenses from both periods, adjusted operating income margin was 3.6% of sales in the second quarter of fiscal 2014 as compared to 3.4% of sales in the second quarter of fiscal 2013. EM operating income margin, excluding such expenses, increased 24 basis points year over year to 4.1%. The increase in EM operating income margin was primarily due to the increase in gross profit and a reduction in operating expenses primarily from the impact of restructuring actions taken over recent quarters, partially offset by increases in operating expenses due to recent acquisitions from which expected cost synergies have not yet been fully realized. TS operating income margin, excluding such expenses, decreased by 6 basis points year over year to 3.7% primarily due to an increase in operating expenses from recent acquisitions as all of the expected cost synergies have not yet been fully realized and the above noted decrease in gross profit margin, partially offset by a decrease in operating expenses from the impact of restructuring actions taken in fiscal 2013.

The Company has taken expense reduction actions related to achieving planned synergies from recent acquisitions and to increase operating profitability. The Company incurred $21.2 million of restructuring expenses in the second quarter of fiscal 2014 and expects to incur up to $15.0 million to $25.0 million of additional restructuring costs in the second half of fiscal 2014, primarily related to the initiation during the second quarter of restructuring actions for certain recent acquisitions to achieve planned synergies and from other expense reduction actions. When such restructuring actions are complete, which is expected to occur by the first quarter of fiscal 2015, the Company expects to realize between $40.0 million to $50.0 million in annualized operating cost benefits.
Sales
The table below provides the comparison of reported second quarter fiscal 2014 and 2013 sales for the Company and the EM and TS operating groups to organic sales (as defined above) to allow readers to better understand and assess the Company's sales performance by operating group and region.

	As Reported and Organic Q2-Fiscal 2014	As Reported Q2-Fiscal 2013	As Reported Year-Year % Change	Organic Sales Q2-Fiscal 2013	Organic Year-Year % Change

	(Dollars in thousands)
Avnet, Inc.	$7,421,854	$6,699,465	10.8%	$6,861,946	8.2%
EM	4,154,783	3,673,513	13.1	3,714,301	11.9
TS	3,267,071	3,025,952	8.0	3,147,645	3.8
EM
Americas	$1,204,442	$1,264,851	(4.8)%	$1,167,570	3.2%
EMEA	1,216,986	914,351	33.1	1,031,001	18.0
Asia/Pacific	1,733,355	1,494,311	16.0	1,515,730	14.4
TS
Americas	$1,859,201	$1,598,292	16.3%	$1,721,326	8.0%
EMEA	935,935	963,819	(2.9)	963,819	(2.9)
Asia/Pacific	471,935	463,841	1.7	462,500	2.0
Totals by Region
Americas	$3,063,643	$2,863,143	7.0%	$2,888,896	6.0%
EMEA	2,152,921	1,878,170	14.6	1,994,820	7.9
Asia/Pacific	2,205,290	1,958,152	12.6	1,978,230	11.5

The following tables present the reconciliation of the reported sales to organic sales for the second quarter and first half of fiscal 2014 and fiscal 2013. For the second quarter of fiscal 2014, organic sales were identical to reported sales due to the timing of acquisitions.

	Second Quarter Ended	Six Months Ended
	As Reported and Organic - Fiscal 2014	As Reported and Organic - Fiscal 2014	Acquisitions/ Divestitures (1)	Organic Sales - Fiscal 2014
	(Thousands)
Avnet, Inc.	$7,421,854	$13,767,329	$119,950	$13,887,279
EM	4,154,783	8,092,907	119,950	8,212,857
TS	3,267,071	5,674,422	—	5,674,422
EM
Americas	$1,204,442	$2,404,187	$—	$2,404,187
EMEA	1,216,986	2,314,828	119,950	2,434,778
Asia	1,733,355	3,373,892	—	3,373,892
TS
Americas	$1,859,201	$3,148,124	$—	$3,148,124
EMEA	935,935	1,630,182	—	1,630,182
Asia	471,935	896,116	—	896,116

	Second Quarter Ended				Six Months Ended
	As Reported - Fiscal 2013	Acquisitions/ Divestitures(1)	Transfer of Operations from EM to TS(2)	Organic Sales - Q2 Fiscal 2013	As Reported - Fiscal 2013	Acquisitions/ Divestitures(1)	Transfer of Operations from EM to TS(2)	Organic Sales - Fiscal 2013
	(Thousands)
Avnet, Inc.	$6,699,465	$162,481	$—	$6,861,946	$12,569,522	$524,534	$—	$13,094,056
EM	3,673,513	154,862	(114,074)	3,714,301	7,326,645	364,205	(233,697)	7,457,153
TS	3,025,952	7,619	114,074	3,147,645	5,242,877	160,329	233,697	5,636,903
EM
Americas	$1,264,851	$16,793	$(114,074)	$1,167,570	$2,552,665	$33,843	$(233,697)	$2,352,811
EMEA	914,351	116,650	—	1,031,001	1,872,812	238,561	—	2,111,373
Asia	1,494,311	21,419	—	1,515,730	2,901,168	91,801	—	2,992,969
TS
Americas	$1,598,292	$8,960	$114,074	$1,721,326	$2,762,906	$23,788	$233,697	$3,020,391
EMEA	963,819	—	—	963,819	1,599,305	139,994	—	1,739,299
Asia	463,841	(1,341)	—	462,500	880,666	(3,453)	—	877,213
_____________________

(1)	Includes the following transactions, which impacted the year-over-year sales comparisons:
Fiscal 2013
Pepperweed Consulting in August 2012 in the TS Americas region
C.R.G. Electronics, Ltd. in August 2012 in the EM EMEA region
Internix, Inc. in August 2012 in the EM Asia region
Tekdata Interconnections, Limited in October 2012 in the EM EMEA region
Magirus AG in October 2012 in the TS EMEA region
Brightstar Partners, Inc., in November 2012 in the TS Americas region
Genilogix, in November 2012 in the TS Americas region
Divestiture in December 2012 of a small business in the TS Asia region
TSS Link, Inc. in January 2013 in the TS Americas region
Universal Semiconductor, Inc., in January 2013 in the EM Americas region
RTI Holdings, in April 2013 in the EM Asia region
Divestiture in March 2013 of a small business in the EM Americas region
Fiscal 2014
Seamless Technologies, Inc., in July 2013 in the TS Americas region
Nisko Semiconductors Ltd., in July 2013 in the EM EMEA region
MSC Investoren GmbH ("MSC"), in October 2013 in the EM EMEA region
(2)     To adjust reported sales for the impact of certain operations transferred from EM to TS at the beginning of fiscal 2014.
Avnet sales for the second quarter of fiscal 2014 were $7.42 billion, an increase of 10.8%, or $722.4 million, from the second quarter of fiscal 2013 sales of $6.70 billion. Organic sales in constant currency increased 8.1% year over year. The organic sales increase in constant currency was primarily due to an 11.4% increase at EM due to sales growth in all EM regions. TS also had growth of 4.1% due to the Americas and Asia regions, partially offset by a decline in the EMEA region.
EM sales of $4.15 billion in the second quarter of fiscal 2014 increased 13.1% from the second quarter of fiscal 2013 sales of $3.67 billion. EM organic sales in constant currency increased 11.4% year over year. On a regional basis, the EM Americas organic sales increased 3.2% year over year. In EM EMEA, organic sales in constant currency increased 13.0% year over year primarily due to increased sales volumes due to higher demand compared to the second quarter of fiscal 2013, which was adversely impacted by slower growth in the local technology end markets. EM Asia organic sales increased 14.4% year over year, which was primarily due to increased volumes for fulfillment sales compared to the second quarter of fiscal 2013.
TS sales of $3.27 billion in the second quarter of fiscal 2014 increased 8.0% from the second quarter of fiscal 2013 sales of $3.03 billion. TS organic sales in constant currency, which excludes the operations transferred from the EM operating group at the beginning of fiscal 2014, increased 4.1% year over year as a result of 8.0% organic growth in the Americas region primarily due to strong sales of storage and software and 2.0% organic growth in the Asia region. This increase was partially offset by a 5.8% decline in the EMEA region.
Avnet sales for the first half of fiscal 2014 were $13.77 billion, an increase of 9.5% as compared with sales of $12.57 billion for the first half of fiscal 2013. Organic sales in constant currency for the first half of fiscal 2014 increased by 5.9% as compared with the first half of fiscal 2013. EM sales of $8.09 billion for the first half of fiscal 2014 increased 10.5% as compared with the first half of fiscal 2013 sales of $7.33 billion. The increase was primarily driven by growth in the EMEA and Asia regions and included the impact of acquisitions. TS sales of $5.67 billion for the first half of fiscal 2014 increased 8.2% as compared with the first half of fiscal 2013 sales of $5.24 billion. The increase was primarily driven by the Americas region due to a combination of organic growth and the transfer of certain operations from EM at the beginning of fiscal 2014.
Gross Profit and Gross Profit Margins
Avnet gross profit for the second quarter of fiscal 2014 was $848.6 million, an increase of $80.2 million, or 10.4%, from the second quarter of fiscal 2013 gross profit of $768.5 million primarily due to the increase in sales as described further above. Avnet gross profit margin of 11.4% decreased 4 basis points from the second quarter of fiscal 2013. EM gross profit margin was essentially flat year over year with increases in gross profit margin in the Americas region, offset by decreases in gross profit margin from a higher volume of fulfillment sales in the Asia region. TS gross profit margin decreased by18 basis points year over year primarily due to a decline in the Asia region.
Avnet gross profit and gross profit margins were $1.58 billion and 11.5%, respectively, for the first half of fiscal 2014 as compared with $1.45 billion and 11.6%, respectively, for the first half of fiscal 2013. For the first half of fiscal 2014, EM gross profit margin decreased 26 basis points year over year and TS gross profit margin increased 17 basis points year over year.
Selling, General and Administrative Expenses
Selling, general and administrative expenses (“SG&A expenses”) were $598.6 million in the second quarter of fiscal 2014, an increase of $50.6 million, or 9.2%, from the prior year second quarter. This increase consisted primarily of an increase of approximately $41.0 million related to expenses from acquired businesses and an increase of $2.8 million related to the translation impact of changes in foreign currency exchange rates between the periods, and an increase in amortization expense and other of $5.2 million. Metrics that management monitors with respect to its operating expenses are SG&A expenses as a percentage of sales and as a percentage of gross profit. In the second quarter of fiscal 2014, SG&A expenses as a percentage of sales were 8.1% and as a percentage of gross profit were 70.5% as compared with 8.2% and 71.3%, respectively, in the second quarter of fiscal 2013. SG&A expenses, excluding amortization of acquired intangibles, as a percentage of gross profit at EM decreased 192 basis points year over year reflecting improved operating leverage from recent restructuring actions and increased gross profit in the second quarter of fiscal 2014. SG&A expenses at TS, excluding amortization of acquired intangibles, as a percentage of gross profit decreased by10 basis points year over year primarily due to an increase in gross profit between the periods, partially offset by an increase in operating expenses primarily due to the impact of recent acquisitions as all of the expected cost synergies have not yet been realized.
SG&A expenses for the first half of fiscal 2014 were $1.14 billion, or 8.3% of Avnet sales, as compared with $1.09 billion, or 8.7% of Avnet sales, in the first half of fiscal 2013. SG&A expenses were 72.1% of gross profit in the first half of fiscal 2014 as compared with 75.4% in the first half of 2013. The increase in SG&A expenses between the first half of fiscal 2014 and the first half of fiscal 2013 is primarily related to the increase in operating expenses due to recent acquisitions, partially offset by a reduction in operating expense from restructuring actions implemented in fiscal 2014 and fiscal 2013.
Restructuring, Integration and Other Expenses
During the second quarter of fiscal 2014, the Company incurred restructuring costs related to certain actions intended to achieve planned synergies from recent acquisitions and to reduce future operating costs. The Company also incurred integration and other costs including acquisition costs primarily related to costs to integrate recently acquired businesses. As a result, the Company recorded restructuring, integration and other expenses of $28.4 million during the quarter, including restructuring costs of $21.2 million, integration costs of $4.3 million, other costs of $1.5 million and a change in estimate for prior year restructuring liabilities of $1.5 million. The tax-effected impact of restructuring, integration, and other expenses for the second quarter of fiscal 2014 was $21.7 million and $0.15 per share on a diluted basis. These restructuring actions, which are expected to be completed by the first quarter of fiscal 2015, are expected to result in annual future cost savings primarily to operating expenses of between $40.0 million to $50.0 million. The Company expects to incur additional restructuring expenses through the remainder of fiscal 2014 of up to $15.0 million to $25.0 million related to the restructuring actions initiated in the second quarter of fiscal 2014 in order to achieve the above targeted annualized cost savings. When realized, the annualized cost savings are expected to benefit the EM operating group between $30.0 million to $40.0 million and the TS operating group by approximately $10.0 million.
During the first six months of fiscal 2014, the Company recorded restructuring, integration and other expenses of $40.5 million, including restructuring costs of $26.9 million, integration costs of $8.5 million, other costs of $4.5 million and a change in estimate for prior year restructuring reserves of $0.6 million. The tax-effected impact of restructuring, integration, and other expenses for the first six months of fiscal 2014 was $30.6 million and $0.22 per share on a diluted basis.
Comparatively, in the second quarter of fiscal 2013, restructuring, integration and other expenses were $24.9 million and consisted of restructuring costs of $16.1 million, integration costs of $7.6 million, other costs of $3.0 million and a benefit for changes in estimate for prior year restructuring liabilities of $1.8 million. The tax-effected impact of restructuring, integration, and other expenses was $19.9 million and $0.14 per share on a diluted basis.
In the first six months of fiscal 2013, restructuring, integration and other expenses were $62.3 million and consisted of restructuring costs of $46.3 million, integration costs of $12.6 million, other costs of $5.8 million and a benefit for changes in estimate for prior year restructuring liabilities of $2.4 million. The tax-effected impact of restructuring, integration, and other expenses for the first six months of fiscal 2013 was $47.0 million and $0.33 per share on a diluted basis.
See Note 13, "Restructuring, integration and other expenses" to the Company's consolidated financial statements included in this Quarterly Report on Form 10-Q for additional information related to fiscal 2014 restructuring, integration and other expenses.
Operating Income
During the second quarter of fiscal 2014, the Company generated operating income of $221.6 million, representing a 13.3% increase compared to the second quarter of fiscal 2013 operating income of $195.6 million. Both periods included restructuring, integration and other expenses as described further in Restructuring, Integration and Other Expenses, above. Both periods also included amortization expense associated with acquired intangible assets. Excluding these amounts from both periods, adjusted operating income was $263.2 million, or 3.6% of sales, in the second quarter of fiscal 2014 as compared with $228.5 million, or 3.4% of sales, in the second quarter of fiscal 2013. EM operating income of $171.7 million increased 20.1% year over year and operating income margin increased 24 basis points year over year to 4.1%. The increase in EM operating income margin was primarily due to the increase in gross profit as discussed above and from recent cost reduction actions, partially offset by a net increase in operating expenses associated with recent acquisitions from which expected cost synergies have not yet been fully realized. TS operating income of $120.2 million increased 6.3% year over year and operating income margin remained relatively consistent at 3.7% due primarily to increases in operating expenses primarily as a result of the impact of recent acquisitions substantially offset by the increase in gross profit as discussed above, and from cost reduction initiatives implemented in fiscal 2013. Corporate operating expense excluding restructuring, integration and other expenses was $28.7 million in the second quarter of fiscal 2014 as compared with $27.6 million in the second quarter of fiscal 2013 primarily due to an increase in non-cash stock-based compensation expense between the periods. The above discussed net increases in operating income were partially offset by an increase in restructuring, integration and other expenses as described further above.
Operating income for the first half of 2014 was $400.6 million, or 2.9% of Avnet sales, as compared with $295.5 million, or 2.4% of Avnet sales for the first half of fiscal 2013. The 56 basis point increase in operating income margin for the first half of 2014 as compared with the first half of fiscal 2013 was due primarily to the factors discussed in the quarterly discussion above. In addition, there was a decrease in restructuring, integration and other expenses in the first half of 2014 as compared with the first half of fiscal 2013 as described above, which also contributed to the increase in operating income and operating income margin between the periods.
Interest Expense and Other Income (Expense), Net
Interest expense for the second quarter of fiscal 2014 was $28.2 million, an increase of $0.4 million or 1.5%, as compared with interest expense of $27.8 million for the second quarter of fiscal 2013. Interest expense for the first half of fiscal 2014 was $55.2 million, an increase of $3.5 million or 6.8%, as compared with interest expense of $51.7 million for the first half of fiscal 2013. The increase in interest expense for the second quarter and first half of fiscal 2014 was primarily due to the issuance in November 2012 of $350.0 million of 4.875% Senior Notes due December 1, 2022, partially offset by less average borrowings under the 2012 Credit Facility and the accounts receivable securitization program between the periods. See Financing Transactions for further discussion of the Company's outstanding debt.

During the second quarter of fiscal 2014, the Company recognized $4.8 million of other expense as compared with $1.1 million of other income in the second quarter of fiscal 2013. The increase in other expense was primarily due to foreign exchange losses in the second quarter of fiscal 2014. During the first half of fiscal 2014, the Company recognized $4.0 million of other expense as compared with $2.5 million of other income in the first half of fiscal 2013. The increase in other expense in the first half of fiscal 2014 was primarily due to foreign exchange losses in the second quarter of fiscal 2014.
Gain on Legal Settlement, Bargain Purchase and Other
During the first half of fiscal 2014, the Company received an award payment and recognized a gain on legal settlement of $19.1 million before tax, $11.7 million after tax and $0.08 per share on a diluted basis.
During the first half of fiscal 2013, the Company recognized a gain on bargain purchase and other of $31.4 million before tax, $31.3 million after tax and $0.22 per share on a diluted basis, which consisted of (i) a gain on bargain purchase of $33.0 million before and after tax and $0.23 per share on a diluted basis related to the acquisition of Internix and (ii) a loss of $1.7 million before and after tax and $0.01 per share on a diluted basis associated with a divestiture.
Income Tax Provision
The Company’s effective tax rate on its income before income taxes was 33.8% in the second quarter of fiscal 2014 as compared with 18.6% in the second quarter of fiscal 2013. During the second quarter of fiscal 2014, the Company's effective tax rate was negatively impacted primarily by increases to (i) valuation allowances, (ii) reserves, and (iii) an investment in a foreign subsidiary. The effective tax rate for the second quarter of fiscal 2014 was also impacted negatively, to a lesser extent, by the mix of income earned in the higher tax rate jurisdictions. During the second quarter of fiscal 2013, the Company's effective tax rate was favorably impacted primarily by the settlement of an audit by the U.S. Internal Revenue Service (“IRS”) for an acquired company and the recognition of a U.S. tax benefit on the closure of a foreign operation.
For the first six months of fiscal 2014 and 2013, the Company's effective tax rate was 31.9% and 14.4%, respectively. This increase in the effective tax rate was due primarily to increases to valuation allowances and reserves that occurred during fiscal year 2014. The effective tax rate for the first six months of fiscal 2014 was also impacted negatively, to a lesser extent, by the mix of income earned in the higher tax rate jurisdictions as compared to the first six months of 2013. The fiscal year 2013 effective tax rate was favorably impacted by (i) the settlement of two audits by the IRS for the Company and an acquired company, (ii) a non-taxable gain on a bargain purchase, partially offset by (iii) increases to valuation allowances and reserves. Due to the reduced level of income in the first six months of fiscal 2013, the net favorable impact of these items on the effective tax rate was significant.
Net Income
As a result of the factors described in the preceding sections of this MD&A, the Company’s consolidated net income for the second quarter of fiscal 2014 was $124.9 million, or $0.89 per share on a diluted basis, as compared with $137.5 million, or $0.99 per share on a diluted basis, in the second quarter of fiscal 2013.
As a result of the factors described in the preceding sections of this MD&A, the Company’s consolidated net income for the first six months of fiscal 2014 was $245.5 million, or $1.75 per share on a diluted basis, as compared with $237.8 million, or $1.69 per share on a diluted basis, for the first six months of fiscal 2013.

LIQUIDITY AND CAPITAL RESOURCES
Cash Flow
Cash Flow from Operating Activities
During the first half of fiscal 2014, the Company used $154.2 million of cash from its operating activities as compared to a cash generation of $407.4 million in the first half of fiscal 2013. These operating cash flows are comprised of: (i) cash flow generated from net income, excluding non-cash and other reconciling items, which includes depreciation and amortization expenses, deferred income taxes, stock-based compensation expense and other non-cash items (primarily, provisions for doubtful accounts and periodic pension costs) and (ii) cash flows used for, or generated from, working capital and other, excluding cash and cash equivalents. Cash used for working capital and other was $557.8 million during the first half of fiscal 2014, including an increase in accounts receivable of $771.7 million and inventory of $158.5 million, partially offset by an increase in accounts payable of $348.5 million and an increase in accrued liabilities and other of $23.9 million. The increase in accounts receivable from the end of fiscal 2013 is primarily due to strong sales in December 2013 at TS. The significant increase in accounts receivable did not impact average receivables days outstanding, which improved slightly from the end of fiscal 2013. Comparatively, cash generated by working capital and other was $84.1 million during the first half of fiscal 2013, including an increase in payables of $250.9 million and a decrease in inventory of $246.2 million, partially offset by an increase in receivables of $399.9 million.
During the second quarter of fiscal 2014, the Company used $28.0 million of cash from operating activities compared to a generation of cash from operating activities of $326.4 million in the second quarter of 2013.
Cash Flow from Financing Activities
During the first half of fiscal 2014, the Company received proceeds of $55.4 million and $60.0 million from net borrowings of bank and other debt, and the Company's accounts receivable securitization program, respectively. During the first half of fiscal 2014, the Company also used $41.3 million of cash to pay a cash dividend on common stock.
During the first half of 2013, the Company received proceeds of $349.3 million as a result of the issuance of $350.0 million of 4.875% Notes due 2022. During the first half of fiscal 2013, the Company also used cash of $537.8 million to repay amounts outstanding under the accounts receivable securitization program and borrowings of bank and other debt. In addition, during the first half of fiscal 2013, the Company used $207.2 million of cash to repurchase common stock under the share repurchase program authorized by the Company's Board of Directors.
During the second quarter of fiscal 2014, the Company generated $59.4 million of cash from financing activities compared to a use of cash from financing activities of $437.1 million in the second quarter of 2013.
Cash Flow from Investing Activities
During the first half of fiscal 2014, the Company used $116.9 million of cash for acquisitions, net of cash acquired. During the first half of fiscal 2014, the Company also used $47.0 million for capital expenditures primarily related to information system computer hardware and software purchases.
During the first half of fiscal 2013, the Company used $171.0 million of cash for acquisitions, net of cash acquired, and received proceeds of $3.6 million from divestitures, net of cash divested. During the first half of fiscal 2013, the Company also used $55.3 million for capital expenditures primarily related to information system computer hardware and software expenditures.
During the second quarter of fiscal 2014, the Company used $115.4 million of cash for investing activities compared to a use of cash from investing activities of $115.9 million in the second quarter of 2013.
Capital Structure and Contractual Obligations
The following table summarizes the Company’s capital structure as of the end of the second quarter of fiscal 2014 with a comparison to the end of fiscal 2013:

	December 28, 2013	% of Total Capitalization	June 29, 2013	% of Total Capitalization
	(Dollars in thousands)
Borrowings due within one year	$968,757	14.2%	$838,190	13.2%
Long-term debt	1,227,575	18.0	1,206,993	19.1
Total debt	2,196,332	32.2	2,045,183	32.3
Shareholders’ equity	4,628,416	67.8	4,289,125	67.7
Total capitalization	$6,824,748	100.0%	$6,334,308	100.0%

For a more detailed description of the Company’s long-term debt and lease commitments for the next five years and thereafter, see Long-Term Contractual Obligations appearing in Item 7 of the Company’s Annual Report on Form 10-K for the year ended June 29, 2013. With the exception of the Company’s debt transactions discussed herein, there are no material changes to this information outside of normal borrowings and repayments on long-term debt and lease payments.
The Company does not currently have any material commitments for capital expenditures.

Financing Transactions
See Note 4, “External financing” to the Company’s consolidated financial statements included in this Quarterly Report on Form 10-Q for additional information on financing transactions including the 2012 Credit Facility, the accounts receivable securitization program (the “Program”) and the outstanding Notes as of December 28, 2013.
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
The Program requires the Company to maintain certain minimum interest coverage and leverage ratios in order to continue utilizing the Program. The Program also contains certain covenants relating to the quality of the receivables sold. If these conditions are not met, the Company may not be able to borrow any additional funds and the financial institutions may consider this an amortization event, as defined in the Program agreement, which would permit the financial institutions to liquidate the accounts receivables sold to cover any outstanding borrowings. Circumstances that could affect the Company’s ability to meet the required covenants and conditions of the Program include the Company’s ongoing profitability and various other economic, market and industry factors.
Management does not believe that the covenants under the 2012 Credit Facility or the Program limit the Company’s ability to pursue its intended business strategy or future financing needs. The Company was in compliance with all covenants of the 2012 Credit Facility and the Program as of December 28, 2013.
Liquidity
As of the end of the second quarter of fiscal 2014, the Company had a combined total borrowing capacity of $1.8 billion under the 2012 Credit Facility and the Program. There were $25.5 million in borrowings outstanding and $2.0 million in letters of credit issued under the 2012 Credit Facility and $420.0 million in borrowings outstanding under the Program, resulting in approximately $1.4 billion of availability as of December 28, 2013. During the second quarter and first half of fiscal 2014, the Company had an average daily balance outstanding under the 2012 Credit Facility of approximately $5.0 million , and approximately $445.0 million and $430.0 million, respectively, under the Program. During the second quarter and first half of fiscal 2013, the Company had an average daily balance outstanding under the 2012 Credit Facility of approximately $165.0 million and $175.0 million, respectively, and approximately $620.0 million and $665.0 million, respectively, under the Program. The Company expects to use a combination of availability under the Program, availability under the 2012 Credit Facility and cash on hand to repay the $300.0 million of 5.875% Notes due March 2014 during the third quarter of fiscal 2014.
The Company had cash and cash equivalents of $779.3 million as of December 28, 2013, of which $677.9 million was held outside the United States. As of June 29, 2013, the Company had cash and cash equivalents of $1.01 billion, of which $918.4 million was held outside of the United States.
Liquidity is subject to many factors, such as normal business operations as well as general economic, financial, competitive, legislative, and regulatory factors that are beyond the Company’s control. Cash balances generated and held in foreign locations are used for on-going working capital, capital expenditure needs and to support acquisitions. These balances are currently expected to be permanently reinvested outside the United States. If these funds were needed for general corporate use in the United States, the Company would incur significant income taxes to repatriate cash held in foreign locations, but only to the extent the repatriated cash is in excess of outstanding intercompany loans due to Avnet, Inc. from foreign subsidiaries. In addition, local government regulations may restrict the Company’s ability to move funds among various locations under certain circumstances. Management does not believe such restrictions would limit the Company’s ability to pursue its intended business strategy.
During the first half of fiscal 2014, the Company utilized $116.9 million of cash, net of cash acquired, for acquisitions. The Company has made, and expects to continue to make, strategic investments through acquisition activity to the extent the investments strengthen Avnet’s competitive position and/or meet management’s return on capital thresholds.

In addition to continuing to make investments in acquisitions, as of December 28, 2013, the Company may repurchase up to an aggregate of $224.5 million of shares of the Company’s common stock through a $750.0 million share repurchase program approved by the Board of Directors in prior years. The Company plans to repurchase stock from time to time at the discretion of management, subject to strategic considerations, market conditions and other factors. The Company may terminate or limit the share repurchase program at any time without prior notice. The timing and actual number of shares purchased will depend on a variety of factors such as share price, corporate and regulatory requirements, and prevailing market conditions. Since the beginning of the repurchase program through the end of the second quarter of fiscal 2014, the Company has repurchased 17.9 million shares of stock at an aggregate cost of $525.5 million. (See Part II, Item 2. Unregistered Sales of Equity Securities and Use of Proceeds in this Form 10-Q for further information) Shares repurchased were retired. Additionally, the Company currently expects to pay quarterly cash dividends on shares of its common stock, subject to approval of the Board of Directors. During the second quarter of fiscal 2014, the Board of Directors approved a dividend of $0.15 per share, which was paid in December 2013 in the aggregate amount of $20.6 million. During the first half of fiscal 2014, the Company has paid $41.3 million for dividends on its common stock.
During periods of weakening demand in the electronic components and enterprise computer solutions industries, the Company typically generates cash from operating activities. Conversely, the Company is more likely to use operating cash flows for working capital requirements during periods of higher growth. During the second quarter and first half of fiscal 2014, the Company used $28.0 million and $154.2 million, respectively, of cash from operations as working capital, primarily accounts receivable, increased. The Company generated $134.6 million of cash from operations over the trailing twelve month period from December 28, 2013.
Management believes that Avnet’s available borrowing capacity, its current cash on hand and the Company’s expected ability to generate operating cash flows in the future are sufficient to meet its future liquidity needs. The Company also may issue debt or equity securities in the future and management believes the Company will have adequate access to the capital markets, if needed.
COMPARATIVE ANALYSIS — LIQUIDITY
(Dollars in millions)
The following table highlights the Company’s liquidity and liquidity ratios as of the end of the second quarter of fiscal 2014 with a comparison to the end of fiscal 2013:

	December 28, 2013	June 29, 2013	Percentage Change
	(Dollars in thousands)
Current Assets	$9,235.7	$8,356.9	10.5%
Quick Assets	6,487.6	5,878.3	10.4
Current Liabilities	5,450.5	4,821.4	13.0
Working Capital(1)	3,785.2	3,535.4	7.1
Total Debt	2,196.4	2,045.2	7.4
Total Capital (total debt plus total shareholders’ equity)	6,824.8	6,334.3	7.7
Quick Ratio	1.2:1	1.2:1
Working Capital Ratio	1.7:1	1.7:1
Debt to Total Capital	32.2%	32.3%
_____________________

(1)	This calculation of working capital is defined as current assets less current liabilities.
The Company’s quick assets (consisting of cash and cash equivalents and receivables) increased 10.4% since the end of fiscal 2013 primarily due to an increase in receivables partially offset by a decrease in cash and cash equivalents. These factors, when combined with an increase in inventory, led to an increase in current assets of 10.5%. Current liabilities increased 13.0% primarily due to an increase in accounts payable, accrued expenses and other, and short-term borrowings. The increase in current assets and current liabilities was partially offset by the impact of the change in foreign currency exchange rates since the end of fiscal 2013. As a result of the factors noted above, total working capital increased by 7.1% during the first half of fiscal 2014. Total debt increased by 7.4%, primarily due to the increase in short-term borrowings. Total capital increased by 7.7% and the debt to total capital ratio decreased as compared with June 29, 2013 to 32.2%.
Recently Issued Accounting Pronouncements
See Note 1, "Basis of presentation and new accounting pronouncements" to the Company's consolidated financial statements included in this Quarterly Report on Form 10-Q for a description of new accounting pronouncements.

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
See Item 7A, Quantitative and Qualitative Disclosures About Market Risk, in the Company’s Annual Report on Form 10-K for the year ended June 29, 2013 for further discussion of market risks associated with interest rates and foreign currency exchange. Avnet’s exposure to foreign exchange risks has not changed materially since June 29, 2013 as the Company continues to economically hedge the majority of its foreign exchange exposures. Thus, any increase or decrease in fair value of the Company’s foreign exchange contracts is generally offset by an opposite effect on the related hedged position.
See Liquidity and Capital Resources — Financing Transactions appearing in Item 2 of this Form 10-Q for further discussion of the Company’s financing transactions and capital structure. As of December 28, 2013, 72% of the Company’s debt bears interest at a fixed rate and 28% of the Company’s debt bears interest at variable rates. Therefore, a hypothetical 1.0% (100 basis points) increase in interest rates would result in a $1.6 million decrease in income before income taxes in the Company’s consolidated statement of operations for the quarter ended December 28, 2013.

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
During the second quarter of fiscal 2014, there were no changes to the Company’s internal control over financial reporting (as defined in Rule 13a-15(f) of the Exchange Act) that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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
This Quarterly Report contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended and Section 21E of the Securities Exchange Act of 1934, as amended, with respect to the financial condition, results of operations and business of the Company. You can find many of these statements by looking for words like “believes,” “plans,” “expects,” “anticipates,” “should,” “will,” “may,” “estimates” or similar expressions in this Quarterly Report or in documents incorporated by reference in this Quarterly Report. These forward-looking statements are subject to numerous assumptions, risks and uncertainties. You should understand that the following important factors, in addition to those discussed elsewhere in this Quarterly Report and in the Company’s Annual Report on Form 10-K for the fiscal year ended June 29, 2013, could affect the Company’s future results, and could cause those results or other outcomes to differ materially from those expressed or implied in the forward-looking statements:

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

The discussion of Avnet’s business and operations should be read together with the risk factors contained in Item 1A of its Annual Report on Form 10-K for the fiscal year ended June 29, 2013, which describe various risks and uncertainties to which the Company is or may become subject to. These risks and uncertainties have the potential to affect Avnet’s business, financial condition, results of operations, cash flows, strategies or prospects in a material and adverse manner. As of December 28, 2013, there have been no material changes to the risk factors set forth in the Company’s report on Form 10-K for the fiscal year ended June 29, 2013.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds
In August 2011, the Company’s Board of Directors (the "Board") approved the repurchase of up to $500.0 million of the Company’s common stock through a share repurchase program. During August 2012, the Board approved an additional $250.0 million for the share repurchase program. With this increase, the Company may repurchase up to a total of $750.0 million of the Company's common stock under the share repurchase program. The following table includes, if any, the Company’s monthly purchases of Avnet's common stock during the second quarter ended December 28, 2013, under the share repurchase program, which is part of a publicly announced plan, and purchases made on the open market to obtain shares for the Company’s Employee Stock Purchase Plan (“ESPP”), which is not part of a publicly announced plan:

	Total Number of Shares Purchased(1)	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares That May Yet Be Purchased Under the Plans or Programs
Period
October	3,600	$42.80	—	$224,475,000
November	4,600	$39.77	—	$224,475,000
December	4,000	$39.50	—	$224,475,000
_____________________

(1)	Consists only of purchases of Avnet’s common stock associated with the Company’s ESPP.

Item 6.	Exhibits

Exhibit
Number	Exhibit
10.1	Avnet, Inc. 2013 Stock Compensation and Incentive Plan (incorporated herein by reference to Exhibit 10.1 of the Registrant's Current Report on Form 8-K dated November 8, 2013).

10.2*	Employment Agreement by and between Phillip Gallagher and the Company effective as of December 1, 2013.

10.3
Form of Employment Agreement by and between Gerry Fay and the Company effective as of October 1, 2013 (incorporated herein by reference to Exhibit 10.3 of the Registrant's Form 10-K for the fiscal year ended June 29, 2013).

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
Date: January 24, 2014