Form 10-Q
period 2014-03-29
AVNET INC
filed 2014-04-25
CIK 8858

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
______________________
FORM 10-Q
______________________
QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 29, 2014
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
As of April 18, 2014, the total number of shares outstanding of the registrant’s Common Stock was 138,399,637 shares, net of treasury shares.

AVNET, INC. AND SUBSIDIARIES

PART I
FINANCIAL INFORMATION

Item 1.	Financial Statements
AVNET, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(Unaudited)

	March 29, 2014	June 29, 2013
	(Thousands, except share amounts)
ASSETS
Current assets:
Cash and cash equivalents	$960,149	$1,009,343
Receivables, less allowances of $92,605 and $95,656, respectively	4,983,890	4,868,973
Inventories	2,510,352	2,264,341
Prepaid and other current assets	199,054	214,221
Total current assets	8,653,445	8,356,878
Property, plant and equipment, net	522,321	492,606
Goodwill	1,344,389	1,261,288
Intangible assets, net	197,829	172,212
Other assets	182,796	191,696
Total assets	$10,900,780	$10,474,680
LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Short-term debt	$848,388	$838,190
Accounts payable	3,207,036	3,278,152
Accrued expenses and other	709,130	705,102
Total current liabilities	4,764,554	4,821,444
Long-term debt	1,221,977	1,206,993
Other long-term liabilities	178,382	157,118
Total liabilities	6,164,913	6,185,555
Commitments and contingencies (Note 6)
Shareholders’ equity:
Common stock $1.00 par; authorized 300,000,000 shares; issued 138,410,597 shares and 137,126,784 shares, respectively	138,411	137,127
Additional paid-in capital	1,343,292	1,320,901
Retained earnings	3,099,075	2,802,966
Accumulated other comprehensive income	155,900	28,895
Treasury stock at cost, 42,078 shares and 38,238 shares, respectively	(811)	(764)
Total shareholders’ equity	4,735,867	4,289,125
Total liabilities and shareholders’ equity	$10,900,780	$10,474,680
See notes to consolidated financial statements.

AVNET, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

	Third Quarters Ended		Nine Months Ended
	March 29, 2014	March 30, 2013	March 29, 2014	March 30, 2013
	(Thousands, except per share data)
Sales	$6,683,616	$6,298,699	$20,450,945	$18,868,221
Cost of sales	5,878,704	5,542,676	18,062,230	16,659,358
Gross profit	804,912	756,023	2,388,715	2,208,863
Selling, general and administrative expenses	593,986	561,072	1,736,689	1,656,052
Restructuring, integration and other expenses (Note 13)	26,083	27,341	66,624	89,655
Operating income	184,843	167,610	585,402	463,156
Other income (expense), net	2,511	4,106	(1,488)	6,649
Interest expense	(25,326)	(27,341)	(80,529)	(79,029)
Gain on legal settlement, bargain purchase and other (Notes 2 and 6)	2,965	—	22,102	31,350
Income before income taxes	164,993	144,375	525,487	422,126
Income tax expense	51,142	58,179	166,148	98,144
Net income	$113,851	$86,196	$359,339	$323,982
Earnings per share:
Basic	$0.82	$0.63	$2.61	$2.34
Diluted	$0.81	$0.62	$2.57	$2.31
Shares used to compute earnings per share:
Basic	138,418	137,102	137,845	138,215
Diluted	140,179	139,015	140,015	140,316
Cash dividends paid per common share	$0.15	$—	$0.45	$—
See notes to consolidated financial statements.

AVNET, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(Unaudited)

	Third Quarters Ended		Nine Months Ended
	March 29, 2014	March 30, 2013	March 29, 2014	March 30, 2013
	(Thousands)
Net income	$113,851	$86,196	$359,339	$323,982
Other comprehensive income (loss), net of tax:
Foreign currency translation adjustments and other	14,069	(110,447)	122,066	27,047
Pension adjustments, net	1,644	42	4,939	208
Total comprehensive income (loss)	$129,564	$(24,209)	$486,344	$351,237
See notes to consolidated financial statements.

AVNET, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Nine Months Ended
	March 29, 2014	March 30, 2013
	(Thousands)
Cash flows from operating activities:
Net income	$359,339	$323,982
Non-cash and other reconciling items:
Depreciation	67,392	65,284
Amortization	33,081	23,844
Deferred income taxes	20,850	9,037
Stock-based compensation	33,896	35,923
Gain on bargain purchase and other (Note 2)	—	(31,350)
Other, net	54,824	57,800
Changes in (net of effects from businesses acquired):
Receivables	(55,853)	(2,897)
Inventories	(114,258)	192,244
Accounts payable	(148,825)	(175,909)
Accrued expenses and other, net	(46,541)	(68,544)
Net cash flows provided by operating activities	203,905	429,414

Cash flows from financing activities:
Issuance of notes in public offering, net of issuance cost	—	349,258
Repayment of notes	(300,000)	—
Borrowings (repayments) under accounts receivable securitization program, net	230,000	(259,000)
Borrowings (repayments) of bank and other debt, net	56,658	(191,775)
Repurchases of common stock	(1,252)	(207,192)
Dividends paid on common stock	(62,009)	—
Other, net	10,390	4,499
Net cash flows used by financing activities	(66,213)	(304,210)

Cash flows from investing activities:
Purchases of property, plant and equipment	(81,232)	(75,415)
Acquisitions of businesses, net of cash acquired (Note 2)	(116,882)	(244,062)
Cash proceeds from divestitures, net of cash divested	—	3,613
Other, net	4,058	289
Net cash flows used by investing activities	(194,056)	(315,575)

Effect of exchange rate changes on cash and cash equivalents	7,170	4,431

Cash and cash equivalents:
— (decrease)	(49,194)	(185,940)
— at beginning of period	1,009,343	1,006,864
— at end of period	$960,149	$820,924

Additional cash flow information (Note 11)
See notes to consolidated financial statements.

AVNET, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
1. Basis of presentation and new accounting pronouncements
In the opinion of management, the accompanying unaudited interim consolidated financial statements contain all adjustments necessary to present fairly Avnet, Inc. and its consolidated subsidiaries (the "Company" or "Avnet") financial position, results of operations, comprehensive income and cash flows. All such adjustments are of a normal recurring nature.
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
Certain prior-period amounts have been reclassified to conform to the current-period presentation.
New accounting pronouncements
In July 2013, the Financial Accounting Standards Board issued Accounting Standards Update No. 2013-11, Presentation of an Unrecognized Tax Benefit When a Net Operating Loss Carryforward, a Similar Tax Loss, or a Tax Credit Carryforward Exists ("ASU 2013-11"). ASU 2013-11 requires the netting of unrecognized tax benefits ("UTBs") against a deferred tax asset for a loss or other carryforward that would apply in settlement of the uncertain tax positions. UTBs are required to be netted against all available same-jurisdiction loss or other tax carryforwards, rather than only against carryforwards that are created by the UTBs. ASU 2013-11 is effective for years, including interim periods within those years, beginning after December 15, 2013. The adoption of ASU 2013-11 in the first quarter of fiscal 2015 is not expected to have a material impact on the Company's consolidated financial statements.
2. Acquisitions and divestitures
During the first nine months of fiscal 2014, the Company completed three acquisitions with historical annualized sales of approximately $490 million. Cash paid for acquisitions during the first nine months of fiscal 2014 was $116.9 million, net of cash acquired and contingent consideration. The Company has not disclosed the pro-forma impact of the fiscal 2014 acquisitions as such impact was not material.
The aggregate consideration for the acquisitions was $219.7 million, which consisted of the following (in thousands):

Cash paid	$181,645
Contingent consideration	38,081
Total	$219,726
The contingent consideration arrangements stipulate that the Company pay up to a maximum of approximately $50 million of additional consideration to the former shareholders of the acquired businesses based upon the achievement of certain future operating results. The Company estimated the fair value of the contingent consideration using an income approach, which is based on significant inputs, primarily forecasted future operating results of the acquired businesses, not observable in the market and thus represents a Level 3 measurement as defined in ASC 820. The Company adjusts the fair value of contingent consideration as a result of the passage of time and if there are changes to the inputs used in the income approach.

AVNET, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

The Company has not yet completed its evaluation and determination of the fair value of certain assets and liabilities acquired, primarily the final valuation and assessment of (i) amortizable intangible assets acquired, (ii) contingent consideration due to the sellers, (iii) working capital acquired and liabilities assumed, and (iv) certain income tax accounts. The Company expects these final valuations and assessments will be completed by the end of fiscal 2014, which may result in additional adjustments to the values presented in the following table:

Preliminary Acquisition Method Values
(Thousands)
Cash	$64,763
Accounts receivable, net	36,216
Inventories	95,202
Other current assets	6,599
Property, plant and equipment and other non-current assets	28,155
Intangible assets	55,543
Total identifiable assets acquired	$286,478

Accounts payable, accrued liabilities and other current liabilities	66,848
Short-term debt	45,942
Other long-term liabilities	15,149
Total identifiable liabilities assumed	$127,939
Net identifiable assets acquired	158,539
Goodwill	61,187
Net assets acquired	$219,726
Goodwill of $50.6 million was assigned to the Electronics Marketing ("EM") reportable segment and goodwill of $10.6 million was assigned to the Technology Solutions ("TS") reportable segment. The goodwill recognized is attributable primarily to expected synergies of the acquired businesses. The amount of goodwill that is expected to be deductible for income tax purposes is not material. The Company periodically adjusts the value of goodwill to reflect changes that occur as a result of adjustments to the preliminary purchase price allocation during the measurement periods following the dates of acquisition.
The Company has recognized restructuring, integration, and other expenses associated with fiscal 2014 and other recent acquisitions, which are described further in Note 13.
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
During the first half of fiscal 2013, the Company received proceeds of $3.6 million, net of cash divested, related to the divestiture described above and the receipt of contingent consideration associated with a divestiture completed in the prior fiscal year, for which there was no gain or loss as the proceeds were applied against the contingent consideration receivable that was established at the time of sale.

AVNET, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

3. Goodwill and intangible assets
Goodwill

The following table presents the change in the goodwill balances by reportable segment for the nine months ended March 29, 2014. Substantially all of the accumulated impairment was recognized in fiscal 2009.

	Electronics Marketing	Technology Solutions	Total
	(Thousands)
Gross goodwill	$1,646,940	$994,082	$2,641,022
Accumulated impairment	(1,045,110)	(334,624)	(1,379,734)
Carrying value at June 29, 2013	601,830	659,458	1,261,288
Additions	50,565	10,622	61,187
Adjustments	808	552	1,360
Foreign currency translation	10,567	9,987	20,554
Carrying value at March 29, 2014	$663,770	$680,619	$1,344,389

Gross goodwill	$1,708,880	$1,015,243	$2,724,123
Accumulated impairment	(1,045,110)	(334,624)	(1,379,734)
Carrying value at March 29, 2014	$663,770	$680,619	$1,344,389

The goodwill additions are a result of businesses acquired during the first nine months of fiscal 2014 (see Note 2) and goodwill adjustments represent the net purchase accounting adjustments for acquisitions during the related measurement periods.

Intangible Assets

The following table presents the Company’s acquired intangible assets at March 29, 2014 and June 29, 2013, respectively. These intangible assets have a weighted average life of approximately 8 years.

	March 29, 2014			June 29, 2013
	Gross Carrying Amount	Accumulated Amortization	Net Book Value	Gross Carrying Amount	Accumulated Amortization	Net Book Value
	(Thousands)
Customer related	$338,506	$(145,469)	$193,037	$276,107	$(109,946)	$166,161
Trade name	3,147	(1,084)	2,063	3,320	(480)	2,840
Other	3,876	(1,147)	2,729	4,177	(966)	3,211
	$345,529	$(147,700)	$197,829	$283,604	$(111,392)	$172,212

AVNET, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

Intangible asset amortization expense was $12.2 million and $8.7 million for the third quarters of fiscal 2014 and 2013, respectively, and $33.1 million and $23.8 million for the first nine months of fiscal 2014 and 2013, respectively. The following table presents the estimated future amortization expense for the remainder of fiscal 2014, the next five fiscal years and thereafter (in thousands):

Fiscal Year
Remainder of fiscal 2014	$12,089
2015	47,762
2016	35,882
2017	31,828
2018	23,296
2019	17,473
Thereafter	29,499
Total	$197,829

4. External financing
Short-term debt consists of the following:

	March 29, 2014	June 29, 2013
	(Thousands)
Bank credit facilities	$257,237	$177,118
Accounts receivable securitization program	590,000	360,000
5.875% Notes due March 15, 2014	—	299,950
Other debt due within one year	1,151	1,122
Short-term debt	$848,388	$838,190

Bank credit facilities consist of various committed and uncommitted lines of credit and other forms of bank debt with financial institutions utilized primarily to support the working capital requirements of foreign operations. The weighted average interest rate on the bank credit facilities was 3.6% and 4.3% at March 29, 2014 and June 29, 2013, respectively.
In August 2013, the Company amended and extended its accounts receivable securitization program (the “Program”) with a group of financial institutions to allow the Company to sell, on a revolving basis, an undivided interest of up to $800.0 million in eligible receivables while retaining a subordinated interest in a portion of the receivables. The Program does not qualify for sale accounting treatment and, as a result, any borrowings under the Program are recorded as debt on the consolidated balance sheets. The Program contains certain covenants, all of which the Company was in compliance with as of March 29, 2014. The Program has a one-year term that expires in August 2014. Interest on borrowings is calculated using a base rate or a commercial paper rate plus a spread of 0.35%. The facility fee is 0.35%.
In March 2014, the Company redeemed the $300.0 million of outstanding 5.875% Notes due March 15, 2014 upon their maturity.

AVNET, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

Long-term debt consists of the following:

	March 29, 2014	June 29, 2013
	(Thousands)
6.000% Notes due September 1, 2015	$250,000	$250,000
6.625% Notes due September 15, 2016	300,000	300,000
5.875% Notes due June 15, 2020	300,000	300,000
4.875% Notes due December 1, 2022	350,000	350,000
2012 Credit Facility	20,000	6,700
Other long-term debt	4,163	2,879
Long-term debt before discount	1,224,163	1,209,579
Discount on notes	(2,186)	(2,586)
Long-term debt	$1,221,977	$1,206,993

The Company has a five-year $1.0 billion senior unsecured revolving credit facility (the "2012 Credit Facility") with a syndicate of banks that expires in November 2016. Under the 2012 Credit Facility, the Company may select from various interest rate options, currencies and maturities. The 2012 Credit Facility contains certain covenants, all of which the Company was in compliance with as of March 29, 2014. At March 29, 2014, there were $20.0 million in borrowings outstanding under the 2012 Credit Facility and $2.0 million in letters of credit issued, which represent a utilization of borrowing capacity but are not recorded in the consolidated balance sheets as the letters of credit are not debt. At June 29, 2013, there were $6.7 million in borrowings outstanding and $2.3 million in letters of credit issued under the 2012 Credit Facility.
At March 29, 2014, the carrying value and fair value of the Company’s total debt was $2.07 billion and $2.18 billion, respectively. At June 29, 2013, the carrying value and fair value of the Company's total debt was $2.05 billion and $2.13 billion, respectively. Fair value was estimated primarily based upon quoted market prices.
5. Derivative financial instruments
Many of the Company’s subsidiaries purchase and sell products in currencies other than their functional currencies. This subjects the Company to the risks associated with fluctuations in foreign currency exchange rates. The Company reduces this risk by utilizing natural hedging (i.e., offsetting receivables and payables) as well as by creating offsetting positions through the use of derivative financial instruments, primarily forward foreign exchange contracts typically with maturities of less than sixty days ("economic hedges"). The Company continues to have exposure to foreign currency risks to the extent they are not hedged. The Company adjusts any economic hedges to fair value through the consolidated statements of operations primarily within "other income (expense), net." Therefore, the changes in valuation of the underlying items being economically hedged are offset by the changes in fair value of the forward foreign exchange contracts. The amounts representing the fair value of foreign exchange contracts, based upon level 2 criteria under the fair value hierarchy, are classified in the captions “other current assets” or “accrued expenses and other,” as applicable, in the accompanying consolidated balance sheets and were not material as of March 29, 2014 and June 29, 2013. The Company did not have material gains or losses related to the forward foreign exchange contracts during the first nine months and third quarters of fiscal 2014 and fiscal 2013.
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
LCD Class Action Settlement
The Company filed a proof of claim in the settlement of a class action proceeding that sought damages from certain manufacturers of LCD flat panel displays. A settlement was reached in the proceedings and in the first quarter of fiscal 2014 the federal district judge overseeing the proceeding issued an order approving the distribution of settlement funds to the class claimants and the Company received an award payment of $19.1 million. In the third quarter of fiscal 2014, the federal district judge overseeing the proceedings issued an order approving a final distribution of funds and the Company received a final award payment of $3.0 million. The total award of $22.1 million is classified within "gain on legal settlement, bargain purchase and other" in the consolidated statements of operations.
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
7. Income taxes
The Company’s effective tax rate on its income before income taxes was 31.0% in the third quarter of fiscal 2014 as compared with 40.3% in the third quarter of fiscal 2013. During the third quarter of fiscal 2014, the Company's effective tax rate was favorably impacted by the mix of income in lower tax rate jurisdictions and a lower level of increases to valuation allowances and reserves.
For the first nine months of fiscal 2014 and 2013, the Company's effective tax rate was 31.6% and 23.2%, respectively. This increase in the effective tax rate was due primarily to the fiscal 2013 effective tax rate including the favorable settlement of two IRS audits for the Company and an acquired company, and a non-taxable gain on a bargain purchase, partially offset by increases to valuation allowances and reserves.  Due to the reduced level of income before income taxes in the first nine months of fiscal 2013, the net favorable impact of these items on the effective tax rate was significant.  The effective tax rate for the first nine months of fiscal 2013 was also favorably impacted, to a lesser extent, by the mix of income earned in lower tax rate jurisdictions.
Prior to fiscal 2011, the Company had established a full valuation allowance against significant net operating loss carry-forward deferred tax assets related to a legal entity in EMEA due to, among several other factors, a history of losses in that entity.  Since fiscal 2011, the Company determined that a full valuation allowance related to this entity was no longer required due to the expected continuation of improved earnings in the foreseeable future and, as a result, the Company's effective tax rate was positively impacted (decreased) from the release of portions of the valuation allowance. The Company will continue to evaluate the need for a valuation allowance against these deferred tax assets and will adjust the valuation allowance as deemed appropriate which, if reduced, could result in a significant decrease to the effective tax rate.  The carrying value of the Company’s deferred tax assets is dependent upon the Company’s ability to generate sufficient future taxable income in certain tax jurisdictions and factors that are considered in such an evaluation include historic levels of income, expectations and risk associated with estimates of future taxable income and ongoing prudent and feasible tax planning strategies.
8. Pension plan
The Company has a noncontributory defined benefit pension plan (the “Plan”) for which the components of net periodic pension costs during the third quarters and nine months ended March 29, 2014 and March 30, 2013 were as follows:

AVNET, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

	Third Quarters Ended		Nine Months Ended
	March 29, 2014	March 30, 2013	March 29, 2014	March 30, 2013
	(Thousands)
Service cost	$9,183	$9,230	$27,549	$27,690
Interest cost	4,289	3,663	12,867	10,989
Expected return on plan assets	(7,727)	(6,976)	(23,181)	(20,928)
Recognized net actuarial loss	3,171	3,724	9,513	11,172
Amortization of prior service credit	(393)	(393)	(1,179)	(1,179)
Net periodic pension cost	$8,523	$9,248	$25,569	$27,744

The Company made contributions to the Plan of $30.0 million during the first nine months of fiscal 2014. The Company expects to make an additional contribution to the Plan of $10.0 million in the fourth quarter of fiscal 2014.
9. Shareholders' equity
Share repurchase program
In August 2012, the Company’s Board of Directors amended the Company's existing share repurchase program to authorize the repurchase of up to $750.0 million of common stock in the open market or through privately negotiated transactions. The timing and actual number of shares purchased will depend on a variety of factors such as price, corporate and regulatory requirements, and prevailing market conditions. During the third quarter and first nine months of fiscal 2014, the Company repurchased 31,700 shares under this program at an average market price of $39.50 per share for a total cost of $1.3 million. Since the beginning of the repurchase program through the end of the first nine months of fiscal 2014, the Company has repurchased 17,921,700 shares at an aggregate cost of $526.8 million, and $223.2 million remains available for future repurchases under the share repurchase program.
Common stock dividend
In February 2014, the Company's Board of Directors approved a dividend of $0.15 per common share to the shareholders of record on March 4, 2014. Dividend payments of $20.7 million were made in March 2014.
During the first nine months of fiscal 2014, the Company has paid dividends of $0.45 per common share and $62.0 million in total.
10. Earnings per share

	Third Quarters Ended		Nine Months Ended
	March 29, 2014	March 30, 2013	March 29, 2014	March 30, 2013
	(Thousands, except per share data)
Numerator:
Net income	$113,851	$86,196	$359,339	$323,982
Denominator:
Weighted average common shares for basic earnings per share	138,418	137,102	137,845	138,215
Net effect of dilutive stock option, restricted stock and performance share awards	1,761	1,913	2,170	2,101
Weighted average common shares for diluted earnings per share	140,179	139,015	140,015	140,316

Basic earnings per share	$0.82	$0.63	$2.61	$2.34
Diluted earnings per share	$0.81	$0.62	$2.57	$2.31

AVNET, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

For the three and nine months ended March 29, 2014 and for the three months ended March 30, 2013, none of the outstanding options were excluded from the calculation of diluted earnings per share because all of the outstanding options were dilutive. For the nine months ended March 30, 2013, 565,840 options were excluded from this calculation, because the exercise price for those options was above the average market price of the Company’s shares for those periods and inclusion of these options in the diluted earnings per share calculation would have had an anti-dilutive effect.
11. Additional cash flow information

Interest and income taxes paid in the nine months ended March 29, 2014 and March 30, 2013 were as follows:

	Nine Months Ended
	March 29, 2014	March 30, 2013
	(Thousands)
Interest paid	$86,844	$82,114
Income taxes paid	$165,885	$131,218
The Company includes book overdrafts as part of accounts payable on its consolidated balance sheets and reflects changes in such balances as part of cash flows from operating activities in its consolidated statements of cash flows.
During the nine months ended March 29, 2014, the Company had non-cash financing activities of $38.1 million related to contingent consideration in connection with acquisition activity in fiscal 2014.

12. Segment information
At the beginning of fiscal 2014, the Company began excluding amortization expense associated with acquired intangible assets from the operating income of the Electronics Marketing (“EM”) and Technology Solutions (“TS”) reportable operating segments (“operating groups”) in order to measure such operating results consistent with how many technology companies measure operating performance and given that such amortization expense is non-cash in nature. As a result of this change, prior period segment information has been recast to conform to the new measure of profitability used during fiscal 2014. The change in the measure of operating group profitability did not impact the determination of the Company’s operating groups or the previously reported consolidated financial results.
At the beginning of fiscal 2014, a portion of the Company's reverse logistics operations, which was previously included in the EM operating group, was combined within the TS operating group. The Company also combined its regional computing components operations within EM and TS into a single global organization within TS. As a result of these changes, sales, operating income and assets previously reported in the EM operating group in fiscal 2013 have been included within the TS operating group in fiscal 2014. The Company does not view the amount of sales, operating income, or assets of such transferred operations to be a material change to the composition of its operating groups for financial reporting purposes. Sales related to such transferred operations reported in the EM operating group in the third quarter and first nine months of fiscal 2013 were $110.9 million and $344.6 million, respectively. The transfer of such operations between operating groups did not impact the determination of the Company’s operating groups or the previously reported consolidated financial results.

AVNET, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

	Third Quarters Ended		Nine Months Ended
	March 29, 2014	March 30, 2013	March 29, 2014	March 30, 2013
	(Thousands)
Sales:
Electronics Marketing	$4,133,004	$3,797,206	$12,225,911	$11,123,851
Technology Solutions	2,550,612	2,501,493	8,225,034	7,744,370
	$6,683,616	$6,298,699	$20,450,945	$18,868,221
Operating income (expense):
Electronics Marketing	$193,437	$165,023	$540,905	$457,117
Technology Solutions	60,887	68,616	243,703	220,400
Corporate	(30,530)	(29,942)	(98,126)	(100,862)
	223,794	203,697	686,482	576,655
Restructuring, integration and other expenses (Note 13)	(26,083)	(27,341)	(66,624)	(89,655)
Amortization of acquired intangible assets and other	(12,868)	(8,746)	(34,456)	(23,844)
	$184,843	$167,610	$585,402	$463,156
Sales, by geographic area:
Americas (1)	$2,567,139	$2,620,295	$8,119,450	$7,935,867
EMEA (2)	2,160,383	1,883,007	6,105,393	5,355,124
Asia/Pacific (3)	1,956,094	1,795,397	6,226,102	5,577,230
	$6,683,616	$6,298,699	$20,450,945	$18,868,221
_____________________

(1)
Includes sales from the United States of $2.30 billion and $2.30 billion for the third quarters ended March 29, 2014, and March 30, 2013, respectively. Includes sales from the United States of $7.20 billion and $6.90 billion for the first nine months of fiscal 2014 and 2013, respectively.

(2)
Includes sales from Germany of $861.4 million for the third quarter ended March 29, 2014, and $2.50 billion for the first nine months of fiscal 2014. Includes sales from Germany and the United Kingdom of $736.4 million and $317.3 million, respectively, for the third quarter ended March 30, 2013, and $2.02 billion and $903.7 million, respectively, for the first nine months of fiscal 2013.

(3)
Includes sales from China (including Hong Kong) and Taiwan of $700.3 million and $605.7 million, respectively, for the third quarter ended March 29, 2014, and sales of $2.20 billion and $2.00 billion for the first nine months of fiscal 2014, respectively. Includes sales from China (including Hong Kong), Taiwan, and Singapore of $561.6 million, $563.2 million and $282.7 million, respectively, for the third quarter ended March 30, 2013, and $1.80 billion, $1.73 billion and $858.6 million, respectively, for the first nine months of fiscal 2013.

AVNET, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

	March 29, 2014	June 29, 2013
	(Thousands)
Assets:
Electronics Marketing	$6,596,057	$6,316,326
Technology Solutions	4,108,383	3,838,421
Corporate	196,340	319,933
	$10,900,780	$10,474,680
Property, plant, and equipment, net, by geographic area:
Americas (1)	$289,306	$282,986
EMEA (2)	203,125	177,908
Asia/Pacific	29,890	31,712
	$522,321	$492,606
_____________________

(1)	Includes property, plant and equipment, net, of $281.0 million and $273.4 million as of March 29, 2014 and June 29, 2013, respectively, in the United States.

(2)
Includes property, plant and equipment, net, of $98.7 million and $62.8 million in Germany and Belgium, respectively, as of March 29, 2014 and $92.7 million and $45.1 million in Germany and Belgium, respectively, as of June 29, 2013.

13. Restructuring, integration and other expenses
Fiscal 2014

During the third quarter and first nine months of fiscal 2014, the Company took certain actions in an effort to reduce future operating costs including activities necessary to achieve planned synergies from recently acquired businesses. In addition, the Company incurred integration and other costs primarily associated with acquired or divested businesses and for the consolidation of facilities. The following table presents the restructuring, integration and other expenses incurred during the third quarter and first nine months of fiscal 2014:

	Third Quarter Ended March 29, 2014	Nine Months Ended March 29, 2014
	(Thousands, except per share data)
Restructuring expenses	$19,276	$46,180
Integration costs	3,864	12,332
Other costs including acquisition costs	2,329	6,870
Changes in estimates for prior restructuring liabilities	614	1,242
Restructuring, integration and other expenses before tax	$26,083	$66,624
Restructuring, integration and other expenses after tax	$19,275	$49,872
Restructuring, integration and other expenses per share on a diluted basis	$0.14	$0.36

AVNET, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

The activity related to the restructuring liabilities established during fiscal 2014 is presented in the following table:

	Severance	Facility Exit Costs and Asset Impairments	Other	Total
	(Thousands)
Fiscal 2014 restructuring expenses	$38,857	$6,442	$881	$46,180
Cash payments	(13,839)	(1,630)	(9)	(15,478)
Non-cash amounts	(260)	(2,591)	(538)	(3,389)
Other, principally foreign currency translation	19	(6)	10	23
Balance at March 29, 2014	$24,777	$2,215	$344	$27,336

Severance expense recorded in the first nine months of fiscal 2014 related to the reduction, or planned reduction, of over 750 employees, primarily in operations, sales and business support functions, in connection with cost reduction actions taken in both operating groups, including reductions in recently acquired businesses. Facility exit costs primarily consists of liabilities for remaining lease obligations and the impairment of long-lived assets for locations and information systems the Company has ceased using. Other restructuring costs related primarily to other miscellaneous restructuring and exit costs. Of the $46.2 million in restructuring expenses recorded during the first nine months of fiscal 2014, $32.0 million related to EM, $13.7 million related to TS and $0.5 million related to corporate business support functions. As of March 29, 2014, management expects the majority of the remaining severance, facility exit costs and other liabilities to be paid by the first quarter of fiscal 2015. During the third quarter of fiscal 2014, the Company incurred $10.3 million of severance and facility exit costs, related to the restructuring activities initiated, during the second and third quarters of fiscal 2014, but not yet completed, and expects to incur up to approximately $10.0 million to $15.0 million of additional restructuring costs through the first quarter of fiscal 2015 for such activities that are not yet completed.

Integration costs are primarily related to the integration of acquired businesses and incremental costs incurred as part of the consolidation, relocation and closure of warehouse and office facilities. Integration costs include consulting costs for IT system and business operation integration assistance, facility moving costs, legal fees, travel, meeting, marketing and communication costs that are incrementally incurred as a result of such integration activities. Also included in integration costs are incremental salary costs specific to integration, consolidation and closure activities. Other costs consists primarily of professional fees incurred for acquisitions, additional costs incurred related businesses divested or exited in prior periods, any ongoing facilities operating costs associated with the consolidation, relocation and closure of facilities once such facilities have been vacated or substantially vacated, and other miscellaneous costs that relate to restructuring, integration and other expenses. Integration and other costs in the first nine months of fiscal 2014 were comprised of many different costs, none of which were individually material.

AVNET, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

Fiscal 2013
During fiscal 2013, the Company incurred restructuring expenses related to various restructuring actions intended to reduce costs in response to the then current market conditions. The following table presents the activity during the first nine months of fiscal 2014 related to the remaining restructuring liabilities established during fiscal 2013:

	Severance	Facility Exit Costs and Asset Impairments	Other	Total
	(Thousands)
Balance at June 29, 2013	$25,254	$16,211	$370	$41,835
Cash payments	(19,501)	(5,844)	(1,230)	(26,575)
Changes in estimates, net	(2,198)	(1,285)	1,590	(1,893)
Non-cash amounts	—	538	(756)	(218)
Other, principally foreign currency translation	197	310	151	658
Balance at March 29, 2014	$3,752	$9,930	$125	$13,807

As of March 29, 2014, management expects the majority of the remaining severance and other liabilities to be paid by the end of fiscal 2014 and the remaining facility exit cost liabilities to be paid by the end of fiscal 2018.
Fiscal 2012 and prior
As of June 29, 2013, there was $4.7 million of restructuring liabilities remaining related to restructuring actions taken in fiscal years 2012 and prior, the majority of which relates to facility exit costs. The remaining balance for such historical restructuring actions as of March 29, 2014 was $1.8 million, which is expected to be paid by the end of fiscal 2016.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations
For a description of the Company’s critical accounting policies and an understanding of the significant factors that influenced the Company’s performance during the quarter ended March 29, 2014, this Management’s Discussion and Analysis of Financial Condition and Results of Operations (“MD&A”) should be read in conjunction with the consolidated financial statements, including the related notes, appearing in Item 1 of this Report, as well as the Company’s Annual Report on Form 10-K for the year ended June 29, 2013.
There are references to the impact of foreign currency translation in the discussion of the Company’s results of operations. When the U.S. Dollar strengthens and the stronger exchange rates of the current year are used to translate the results of operations of Avnet’s subsidiaries denominated in foreign currencies, the resulting impact is a decrease in U.S. Dollars of reported results. Conversely, when the U.S. Dollar weakens and the weaker exchange rates of the current year are used to translate the results of operations of Avnet’s subsidiaries denominated in foreign currencies, the resulting impact is an increase in U.S. Dollars of reported results. In the discussion that follows, results excluding this impact, primarily for Europe, the Middle East and Africa, are referred to as “excluding the translation impact of changes in foreign currency exchange rates” or “constant currency.”
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

The reconciliation of operating income to adjusted operating income is presented in the following table:

	Third Quarters Ended		Nine Months Ended
	March 29, 2014	March 30, 2013	March 29, 2014	March 30, 2013
	(Thousands)
GAAP operating income	$184,843	$167,610	$585,402	$463,156
Restructuring, integration and other expenses	26,083	27,341	66,624	89,655
Amortization of acquired intangible assets and other	12,868	8,746	34,456	23,844
Adjusted operating income	$223,794	$203,697	$686,482	$576,655

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

Results of Operations
Executive Summary
Sales for the third quarter of fiscal 2014 were $6.68 billion, as compared to the third quarter of fiscal 2013 sales of $6.30 billion. The increase in year-over-year sales of $384.9 million was primarily the result of a $335.8 million increase at EM, primarily due to the EMEA and Asia regions, and a $49.1 million increase at TS, primarily in the Americas region.
Gross profit margin of 12.0% remained relatively consistent between the year-over-year quarters. EM gross profit margin increased 12 basis points and TS gross profit margin decreased 24 basis points year over year.
The Company's operating income margin was 2.8% in the third quarter of fiscal 2014 as compared to 2.7% in the third quarter of fiscal 2013. Excluding restructuring, integration and other expenses, as well as amortization expense from acquired intangibles from both periods, adjusted operating income margin was 3.3% of sales in the third quarter of fiscal 2014 as compared to 3.2% of sales in the third quarter of fiscal 2013. EM operating income margin, excluding such expenses, increased 33 basis points year over year to 4.7%. The increase in EM operating income margin was primarily due to the increase in gross profit margin noted above and a reduction in operating expenses primarily from the impact of restructuring actions taken over recent quarters, partially offset by increases in operating expenses due to recent acquisitions from which expected cost synergies have not yet been fully realized. TS operating income margin, excluding such expenses, decreased by 35 basis points year over year to 2.4% primarily due to a decline in gross profit margin and a net increase in operating expenses.

The Company has taken expense reduction actions primarily related to achieving planned synergies from recent acquisitions and to increase operating profitability. The Company incurred $19.3 million of restructuring expenses in the third quarter of fiscal 2014, which were partially related to the restructuring actions initiated in the second quarter of fiscal 2014 associated with certain recent acquisitions and from other expense reduction actions. When all such restructuring actions are substantially complete, which is expected to occur by the first quarter of fiscal 2015, the Company expects to realize approximately $35.0 million to $40.0 million in annualized operating cost benefits, which includes approximately $25.0 million to $30.0 million of the expected annualized savings disclosed in the second quarter of fiscal 2014.
Sales
The table below provides the comparison of reported third quarter fiscal 2014 and 2013 sales for Avnet and the EM and TS operating groups to organic sales (as defined above) to allow readers to better understand and assess the Company's sales performance by operating group and region.

	As Reported and Organic Q3-Fiscal 2014	As Reported Q3-Fiscal 2013	As Reported Year-Year % Change	Organic Sales Q3-Fiscal 2013	Organic Year-Year % Change

	(Dollars in thousands)
Avnet, Inc.	$6,683,616	$6,298,699	6.1%	$6,442,691	3.7%
EM	4,133,004	3,797,206	8.8	3,826,925	8.0
TS	2,550,612	2,501,493	2.0	2,615,766	(2.5)
EM
Americas	$1,193,591	$1,320,139	(9.6)%	$1,207,273	(1.1)%
EMEA	1,385,830	1,100,057	26.0	1,222,936	13.3
Asia/Pacific	1,553,583	1,377,010	12.8	1,396,716	11.2
TS
Americas	$1,373,548	$1,300,156	5.6%	$1,414,429	(2.9)%
EMEA	774,553	782,950	(1.1)	782,950	(1.1)
Asia/Pacific	402,511	418,387	(3.8)	418,387	(3.8)
Totals by Region
Americas	$2,567,139	$2,620,295	(2.0)%	$2,621,702	(2.1)%
EMEA	2,160,383	1,883,007	14.7	2,005,886	7.7
Asia/Pacific	1,956,094	1,795,397	9.0	1,815,103	7.8

The following tables present the reconciliation of the reported sales to organic sales for the third quarters and first nine months of fiscal 2014 and fiscal 2013. For the second and third quarters of fiscal 2014, organic sales were identical to reported sales due to the timing of acquisitions.

	Third Quarter Ended	Nine Months Ended
	As Reported and Organic - Fiscal 2014	As Reported and Organic - Fiscal 2014	Acquisitions/ Divestitures (1)	Organic Sales - Fiscal 2014
	(Thousands)
Avnet, Inc.	$6,683,616	$20,450,945	$119,950	$20,570,895
EM	4,133,004	12,225,911	119,950	12,345,861
TS	2,550,612	8,225,034	—	8,225,034
EM
Americas	$1,193,591	$3,597,778	$—	$3,597,778
EMEA	1,385,830	3,700,658	119,950	3,820,608
Asia	1,553,583	4,927,475	—	4,927,475
TS
Americas	$1,373,548	$4,521,672	$—	$4,521,672
EMEA	774,553	2,404,735	—	2,404,735
Asia	402,511	1,298,627	—	1,298,627

	Third Quarter Ended				Nine Months Ended
	As Reported - Fiscal 2013	Acquisitions/ Divestitures(1)	Transfer of Operations from EM to TS(2)	Organic Sales - Q3 Fiscal 2013	As Reported - Fiscal 2013	Acquisitions/ Divestitures(1)	Transfer of Operations from EM to TS(2)	Organic Sales - Fiscal 2013
	(Thousands)
Avnet, Inc.	$6,298,699	$143,992	$—	$6,442,691	$18,868,221	$668,526	$—	$19,536,747
EM	3,797,206	140,628	(110,909)	3,826,925	11,123,851	504,834	(344,606)	11,284,079
TS	2,501,493	3,364	110,909	2,615,766	7,744,370	163,692	344,606	8,252,668
EM
Americas	$1,320,139	$(1,957)	$(110,909)	$1,207,273	$3,872,804	$31,888	$(344,606)	$3,560,086
EMEA	1,100,057	122,879	—	1,222,936	2,972,869	361,440	—	3,334,309
Asia	1,377,010	19,706	—	1,396,716	4,278,178	111,506	—	4,389,684
TS
Americas	$1,300,156	$3,364	$110,909	$1,414,429	$4,063,062	$27,151	$344,606	$4,434,819
EMEA	782,950	—	—	782,950	2,382,255	139,994	—	2,522,249
Asia	418,387	—	—	418,387	1,299,053	(3,453)	—	1,295,600
_____________________

(1)	Includes the following transactions, which impacted the year-over-year sales comparisons:
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
Avnet sales for the third quarter of fiscal 2014 were $6.68 billion, an increase of 6.1%, or $384.9 million, from the third quarter of fiscal 2013 sales of $6.30 billion. Avnet organic sales in constant currency increased 3.5% year over year. The organic sales increase in constant currency was primarily due to a 7.2% increase at EM due to sales growth in the EMEA and Asia regions, partially offset by a 1.9% decline at TS.
EM sales of $4.13 billion in the third quarter of fiscal 2014 increased 8.8% from the third quarter of fiscal 2013 sales of $3.80 billion. EM organic sales in constant currency increased 7.2% year over year. On a regional basis, the EMEA organic sales in constant currency increased 9.4% year over year primarily due to increased sales volumes due to higher demand compared to the third quarter of fiscal 2013. Asia organic sales increased 11.2% year over year, which was primarily due to increased fulfillment sales compared to the third quarter of fiscal 2013. EM Americas organic sales declined 1.1% year over year.

TS sales of $2.55 billion in the third quarter of fiscal 2014 increased 2.0% from the third quarter of fiscal 2013 sales of $2.50 billion. TS organic sales in constant currency decreased 1.9% year over year. On a regional basis, sales in the Americas increased 5.6% primarily due to growth in networking and security, as well as services, partially offset by a decline in servers. EMEA organic sales in constant currency declined 4.9% primarily due to lower demand for computing components and organic sales in Asia declined 3.8%.
Avnet sales for the first nine months of fiscal 2014 were $20.45 billion, an increase of 8.4% as compared with sales of $18.87 billion for the first nine months of fiscal 2013. Organic sales in constant currency for the first nine months of fiscal 2014 increased by 4.6% as compared with the first nine months of fiscal 2013. EM sales of $12.23 billion for the first nine months of fiscal 2014 increased 9.9% as compared with the first nine months of fiscal 2013 sales of $11.12 billion. The increase was primarily driven by organic sales growth across all regions and the impact of recent acquisitions. TS sales of $8.23 billion for the first nine months of fiscal 2014 increased 6.2% as compared with the first nine months of fiscal 2013 sales of $7.74 billion. The increase was driven by the Americas region primarily due to a combination of organic growth and the transfer of certain operations to TS at the beginning of fiscal 2014.
Gross Profit and Gross Profit Margins
Avnet gross profit for the third quarter of fiscal 2014 was $804.9 million, an increase of $48.9 million, or 6.5%, from the third quarter of fiscal 2013 gross profit of $756.0 million, primarily due to the increase in sales as described further above. Avnet gross profit margin of 12.0% increased 4 basis points from the third quarter of fiscal 2013. EM gross profit margin increased 12 basis points year over year primarily due to an increase in the EMEA region due in part to the impact of recent acquisitions, partially offset by an increase in fulfillment sales in the Asia region. TS gross profit margin decreased by 24 basis points year over year primarily due to a decline in the Americas region driven primarily by product mix and the transfer of the EM computing components operations to TS in fiscal 2014.
Avnet gross profit and gross profit margins were $2.39 billion and 11.7%, respectively, for the first nine months of fiscal 2014 as compared with $2.21 billion and 11.7%, respectively, for the first nine months of fiscal 2013. For the first nine months of fiscal 2014, EM gross profit margin decreased 13 basis points year over year and TS gross profit margin increased 4 basis points year over year.
Selling, General and Administrative Expenses
Selling, general and administrative expenses (“SG&A expenses”) were $594.0 million in the third quarter of fiscal 2014, an increase of $32.9 million, or 5.9%, from the third quarter of fiscal 2013. This increase consisted of an increase of approximately $41.0 million related to expenses from acquired businesses including amortization expense, and an increase of $2.3 million related to the translation impact of changes in foreign currency exchange rates between the periods. These increases were partially offset by a $10.4 million reduction due to the realization of cost savings from prior restructuring actions net of increases in SG&A expenses to fund organic growth and other costs, including employee merit compensation increases that took effect in January of 2014. Metrics that management monitors with respect to its operating expenses are SG&A expenses as a percentage of sales and as a percentage of gross profit. In the third quarter of fiscal 2014, SG&A expenses as a percentage of sales were 8.9% and as a percentage of gross profit were 73.8% as compared with 8.9% and 74.2%, respectively, in the third quarter of fiscal 2013. SG&A expenses, excluding amortization of acquired intangibles, as a percentage of gross profit at EM decreased 218 basis points year over year reflecting improved operating leverage from recent restructuring actions and increased gross profit in the third quarter of fiscal 2014. SG&A expenses at TS, excluding amortization of acquired intangibles, as a percentage of gross profit increased by 298 basis points year over year primarily due to sales growth being lower than required to support increases in SG&A expenses to fund organic growth and other costs.
Avnet SG&A expenses for the first nine months of fiscal 2014 were $1.74 billion, or 8.5% of sales, as compared with $1.66 billion, or 8.8% of sales, in the first nine months of fiscal 2013. SG&A expenses were 72.7% of gross profit in the first nine months of fiscal 2014 as compared with 75.0% in the first nine months of 2013. The increase in SG&A expenses is primarily related to the increase in operating expenses due to recent acquisitions and higher sales volumes between years, partially offset by a reduction in operating expense from restructuring actions implemented in fiscal 2014 and fiscal 2013.
Restructuring, Integration and Other Expenses
During the third quarter of fiscal 2014, the Company incurred restructuring expenses related to certain actions intended to achieve planned synergies from recent acquisitions and to reduce future operating costs. The Company also incurred integration and other costs primarily related to costs associated with recently acquired businesses and restructuring related actions. As a result, the Company recorded restructuring, integration and other expenses of $26.1 million during the quarter, including restructuring costs of $19.3 million, integration costs of $3.9 million, other costs of $2.3 million and changes in estimates for costs associated with previous restructuring actions of $0.6 million. The tax-effected impact of restructuring, integration, and other expenses for the third quarter of fiscal 2014 was $19.3 million and $0.14 per share on a diluted basis. These restructuring expenses were partially related to the restructuring actions initiated in the second quarter of fiscal 2014 associated with certain recent acquisitions to achieve planned synergies with the remainder related to other expense reduction actions. When all such restructuring actions are substantially complete, which is expected to occur by the first quarter of fiscal 2015, the Company expects to realize approximately $35.0 million to $40.0 million in annualized operating cost benefits, which includes approximately $25.0 million to $30.0 million of the expected annualized savings disclosed in the second quarter of fiscal 2014. The Company expects to incur additional restructuring expenses through the first quarter of fiscal 2015 of up to $10.0 million to $15.0 million primarily related to the restructuring actions initiated in the second and third quarters of fiscal 2014, but not yet completed, in order to achieve the above targeted annualized cost savings. When realized, the annualized cost savings are expected to benefit the EM operating group by approximately $30.0 million to $35.0 million and the TS operating group by approximately $5.0 million.
Comparatively, in the third quarter of fiscal 2013, restructuring, integration and other expenses were $27.3 million and consisted of restructuring costs of $23.9 million, integration costs of $14.9 million, other costs aggregating to a net benefit of $10.8 million and a net benefit for changes in estimates for costs associated with previous restructuring actions of $0.6 million. The tax-effected impact of restructuring, integration, and other expenses was $25.8 million and $0.18 per share on a diluted basis.
During the first nine months of fiscal 2014, the Company recorded restructuring, integration and other expenses of $66.6 million, including restructuring costs of $46.2 million, integration costs of $12.3 million, other costs of $6.9 million and changes in estimates for costs associated with previous restructuring actions of $1.2 million. The tax-effected impact of restructuring, integration, and other expenses for the first nine months of fiscal 2014 was $49.9 million and $0.36 per share on a diluted basis.
In the first nine months of fiscal 2013, restructuring, integration and other expenses were $89.7 million and consisted of restructuring costs of $70.2 million, integration costs of $27.5 million, other costs aggregating to a net benefit of $5.0 million and a net benefit for changes in estimates for costs associated with previous restructuring actions of $3.0 million. The tax-effected impact of restructuring, integration, and other expenses for the first nine months of fiscal 2013 was $72.8 million and $0.52 per share on a diluted basis.
See Note 13, "Restructuring, integration and other expenses" to the Company's consolidated financial statements included in this Quarterly Report on Form 10-Q for additional information related to fiscal 2014 restructuring, integration and other expenses.
Operating Income
During the third quarter of fiscal 2014, the Company had operating income of $184.8 million, representing a 10.3% increase compared to the third quarter of fiscal 2013 operating income of $167.6 million. Both periods included restructuring, integration and other expenses as described further in Restructuring, Integration and Other Expenses, above. Both periods also included amortization expense associated with acquired intangible assets. Excluding these amounts from both periods, adjusted operating income was $223.8 million, or 3.3% of sales, in the third quarter of fiscal 2014 as compared with $203.7 million, or 3.2% of sales, in the third quarter of fiscal 2013. EM operating income of $193.4 million increased 17.2% year over year and operating income margin increased 33 basis points year over year to 4.7%. The increase in EM operating income margin was primarily due to the impact of recent cost reduction actions and from the increase in gross profit margin as discussed above, partially offset by an increase in operating expenses associated with recent acquisitions from which expected cost synergies have not yet been fully realized. TS operating income of $60.9 million decreased 11.3% year over year and operating income margin decreased 35 basis points year over to 2.4%. The decrease in TS operating income margin was due to the decrease in gross profit margin and the increase in operating expenses, partially offset by a slight increase in sales as discussed above. Corporate operating expense excluding restructuring, integration and other expenses remained relatively flat at $30.5 million in the third quarter of fiscal 2014 as compared with $29.9 million in the third quarter of fiscal 2013.
Avnet operating income for the first nine months of 2014 was $585.4 million, or 2.9% of sales, as compared with $463.2 million, or 2.5% of sales for the first nine months of fiscal 2013. The 41 basis point increase in operating income margin for the first nine months of 2014 as compared with the first nine months of fiscal 2013 was due primarily to the factors discussed above.
Interest Expense and Other Income (Expense), Net
Interest expense for the third quarter of fiscal 2014 was $25.3 million, a decrease of $2.0 million or 7.4%, as compared with interest expense of $27.3 million for the third quarter of fiscal 2013. The decrease in interest expense for the third quarter of fiscal 2014 was in part due to the repayment at maturity of the 5.875% Notes due March 15, 2014 and a corresponding lower average borrowing rate between the year-over-year quarters. Interest expense for the first nine months of fiscal 2014 was $80.5 million, an increase of $1.5 million or 1.9%, as compared with interest expense of $79.0 million for the first nine months of fiscal 2013. The increase in interest expense for the first nine months of fiscal 2014 was primarily due to the issuance in November 2012 of $350.0 million of 4.875% Senior Notes due December 1, 2022 and the corresponding increase in average total debt outstanding between the year-over-year nine month periods. See Financing Transactions for further discussion of the Company's outstanding debt.
During the third quarter of fiscal 2014, the Company had $2.5 million of other income as compared with $4.1 million of other income in the third quarter of fiscal 2013. The decrease in other income was primarily due to a gain on the sale of marketable securities from an acquired business in the third quarter of fiscal 2013, partially offset by foreign exchange gains in the third quarter of fiscal 2014 compared to foreign exchange losses in the third quarter of fiscal 2013. During the first nine months of fiscal 2014, the Company recognized $1.5 million of other expense as compared with $6.6 million of other income in the first nine months of fiscal 2013. The increase in other expense in the first nine months of fiscal 2014 was primarily due to the impact of the above mentioned gain on sale of marketable securities in the first nine months of fiscal 2013.
Gain on Legal Settlement, Bargain Purchase and Other
During the third quarter of fiscal 2014, the Company received the final award payment from a legal settlement of $3.0 million before tax, $1.8 million after tax and $.01 per shared on a diluted basis.
During the first nine months of fiscal 2014, the Company received award payments and recognized a gain on legal settlement of $22.1 million before tax, $13.5 million after tax and $.10 per share on a diluted basis.
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
Income Tax Expense
The Company’s effective tax rate on its income before income taxes was 31.0% in the third quarter of fiscal 2014 as compared to 40.3% in the third quarter of fiscal 2013. During the third quarter of fiscal 2014, the Company's effective tax rate was favorably impacted by the mix of income in lower tax rate jurisdictions and a lower level of increases to valuation allowances and reserves.
For the first nine months of fiscal 2014 and 2013, the Company's effective tax rate was 31.6% and 23.2%, respectively. This increase in the effective tax rate was due primarily to the fiscal 2013 effective tax rate including the favorable settlement of two IRS audits for the Company and an acquired company, and a non-taxable gain on a bargain purchase, partially offset by increases to valuation allowances and reserves.  Due to the reduced level of income before income taxes in the first nine months of fiscal 2013, the net favorable impact of these items on the effective tax rate was significant.  The effective tax rate for the first nine months of fiscal 2013 was also favorably impacted, to a lesser extent, by the mix of income earned in lower tax rate jurisdictions.
See Note 7, “Income taxes” to the Company’s consolidated financial statements included in this Quarterly Report on Form 10-Q for additional information on the Company's effective tax rate.
Net Income
As a result of the factors described in the preceding sections of this MD&A, the Company’s net income for the third quarter of fiscal 2014 was $113.9 million, or $0.81 per share on a diluted basis, as compared with $86.2 million, or $0.62 per share on a diluted basis, in the third quarter of fiscal 2013.
As a result of the factors described in the preceding sections of this MD&A, the Company’s net income for the first nine months of fiscal 2014 was $359.3 million, or $2.57 per share on a diluted basis, as compared with $324.0 million, or $2.31 per share on a diluted basis, for the first nine months of fiscal 2013.
LIQUIDITY AND CAPITAL RESOURCES
Cash Flow
Cash Flow from Operating Activities
During the first nine months of fiscal 2014, the Company generated $203.9 million of cash from its operating activities as compared to a cash generation of $429.4 million in the first nine months of fiscal 2013. These operating cash flows are comprised of: (i) cash flow generated from net income, adjusted for the impact of non-cash and other items, which includes depreciation and amortization expenses, deferred income taxes, stock-based compensation expense and other non-cash items (primarily, provisions for doubtful accounts and periodic pension costs) and (ii) cash flows used for, or generated from, working capital and other, excluding cash and cash equivalents. Cash used for working capital and other was $365.5 million during the first nine months of fiscal 2014, including an increase in accounts receivable of $55.9 million and inventory of $114.3 million, as well as decreases in accounts payable of $148.8 million and accrued liabilities and other of $46.5 million. Comparatively, cash used by working capital and other was $55.1 million during the first nine months of fiscal 2013, including decreases in payables of $175.9 million and accrued liabilities and other of $68.5 million, partially offset by a decrease in inventory of $192.2 million.
During the third quarter of fiscal 2014, the Company generated $358.1 million of cash from operating activities compared to a generation of cash from operating activities of $22.0 million in the third quarter of 2013.
Cash Flow from Financing Activities
During the first nine months of fiscal 2014, the Company repaid upon maturity the $300.0 million of 5.875% Notes due in March 2014. The Company received proceeds of $56.7 million and $230.0 million from net borrowings of bank and other debt, and the Company's accounts receivable securitization program, respectively. During the first nine months of fiscal 2014, the Company also used $62.0 million of cash to pay quarterly cash dividends on common stock.
During the first nine months of 2013, the Company received net proceeds of $349.3 million as a result of the issuance of $350.0 million of 4.875% Notes due in 2022. During the first nine months of fiscal 2013, the Company also used cash of $450.8 million to make repayments under the accounts receivable securitization program and borrowings of bank and other debt. In addition, during the first nine months of fiscal 2013, the Company used $207.2 million of cash to repurchase common stock under the share repurchase program authorized by the Company's Board of Directors.
During the third quarter of fiscal 2014, the Company used $144.7 million of cash for financing activities compared to cash of $88.2 million provided by financing activities in the third quarter of 2013.
Cash Flow from Investing Activities
During the first nine months of fiscal 2014, the Company used $116.9 million of cash for acquisitions, net of cash acquired. During the first nine months of fiscal 2014, the Company also used $81.2 million for capital expenditures primarily related to information system computer hardware and software purchases.
During the first nine months of fiscal 2013, the Company used $244.1 million of cash for acquisitions, net of cash acquired, and received proceeds of $3.6 million from divestitures, net of cash divested. During the first nine months of fiscal 2013, the Company also used $75.4 million for capital expenditures primarily related to information system computer hardware and software expenditures.
During the third quarter of fiscal 2014, the Company used $32.0 million of cash for investing activities compared to a use of cash from investing activities of $93.0 million in the third quarter of 2013.
Capital Structure and Contractual Obligations
The following table summarizes the Company’s capital structure as of the end of the third quarter of fiscal 2014 with a comparison to the end of fiscal 2013:

	March 29, 2014	% of Total Capitalization	June 29, 2013	% of Total Capitalization
	(Dollars in thousands)
Short-term debt	$848,388	12.4%	$838,190	13.2%
Long-term debt	1,221,977	18.0	1,206,993	19.1
Total debt	2,070,365	30.4	2,045,183	32.3
Shareholders’ equity	4,735,867	69.6	4,289,125	67.7
Total capitalization	$6,806,232	100.0%	$6,334,308	100.0%

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

Financing Transactions
See Note 4, “External financing” to the Company’s consolidated financial statements included in this Quarterly Report on Form 10-Q for additional information on financing transactions including the 2012 Credit Facility, the accounts receivable securitization program (the “Program”) and the outstanding Notes as of March 29, 2014.
The Company has several small lines of credit and other forms of bank debt in various foreign locations to fund the short-term working capital, foreign exchange, overdraft and letter of credit needs of its wholly owned subsidiaries in EMEA, Asia, Latin America and Canada. Avnet generally guarantees its subsidiaries’ obligations under these facilities.
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
The Program requires the Company to maintain certain minimum interest coverage and leverage ratios in order to continue utilizing the Program. The Program also contains certain covenants relating to the quality of the receivables sold. If these conditions are not met, the Company may not be able to borrow any additional funds and the lending financial institutions may consider this an amortization event, as defined in the Program agreement, which would permit the financial institutions to liquidate the accounts receivables sold to cover any outstanding borrowings. Circumstances that could affect the Company’s ability to meet the required covenants and conditions of the Program include the Company’s ongoing profitability and various other economic, market and industry factors.
Management does not believe that the covenants under the 2012 Credit Facility or the Program limit the Company’s ability to pursue its intended business strategy or future financing needs. The Company was in compliance with all covenants of the 2012 Credit Facility and the Program as of March 29, 2014.
Liquidity
The Company had cash and cash equivalents of $960.1 million as of March 29, 2014, of which $877.8 million was held outside the United States. As of June 29, 2013, the Company had cash and cash equivalents of $1.01 billion, of which $918.4 million was held outside of the United States.
As of the end of the third quarter of fiscal 2014, the Company had a combined total borrowing capacity of $1.8 billion under the 2012 Credit Facility and the Program. There were $20.0 million in borrowings outstanding and $2.0 million in letters of credit issued under the 2012 Credit Facility and $590.0 million in borrowings outstanding under the Program, resulting in approximately $1.2 billion of availability as of March 29, 2014. During the third quarter and first nine months of fiscal 2014, the Company had an average daily balance outstanding under the 2012 Credit Facility of approximately $4.0 million, and approximately $554.0 million and $472.0 million, respectively, under the Program. During the third quarter and first nine months of fiscal 2013, the Company had an average daily balance outstanding under the 2012 Credit Facility of approximately $6.0 million and $119.0 million, respectively, and approximately $480.0 million and $603.0 million, respectively, under the Program. During the third quarter of fiscal 2014, the Company repaid the $300.0 million of 5.875% Notes due March 2014 upon maturity.
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
During the first nine months of fiscal 2014, the Company utilized $116.9 million of cash, net of cash acquired, for acquisitions. The Company has made, and expects to continue to make, strategic investments through acquisition activity to the extent the investments strengthen Avnet’s competitive position and/or meet management’s return on capital thresholds.

In addition to continuing to make investments in acquisitions, as of March 29, 2014, the Company may repurchase up to an aggregate of $223.2 million of shares of the Company’s common stock through a $750.0 million share repurchase program approved by the Board of Directors in prior years. The Company plans to repurchase stock from time to time at the discretion of management, subject to strategic considerations, market conditions and other factors. The Company may terminate or limit the share repurchase program at any time without prior notice. The timing and actual number of shares purchased will depend on a variety of factors such as share price, corporate and regulatory requirements, and prevailing market conditions. Since the beginning of the repurchase program through the end of the third quarter of fiscal 2014, the Company has repurchased 17.9 million shares of stock at an aggregate cost of $526.8 million. Shares repurchased were retired. Additionally, the Company currently expects to pay quarterly cash dividends on shares of its common stock, subject to approval of the Board of Directors. During the third quarter of fiscal 2014, the Board of Directors approved a dividend of $.15 per share, which was paid in March 2014 in the aggregate amount of $20.7 million. During the first nine months of fiscal 2014, the Company has paid $62.0 million in quarterly dividends on its common stock.
During periods of weakening demand in the electronic components and enterprise computer solutions industries, the Company typically generates cash from operating activities. Conversely, the Company is more likely to use operating cash flows for working capital requirements during periods of higher growth. During the third quarter and first nine months of fiscal 2014, the Company generated cash from operations of $358.1 million and $203.9 million, respectively. The Company generated $470.7 million of cash from operations over the trailing twelve month period ended March 29, 2014.
Management believes that Avnet’s available borrowing capacity, its current cash on hand and the Company’s expected ability to generate operating cash flows in the future are sufficient to meet its future liquidity needs. The Company also may issue debt or equity securities in the future and management believes the Company will have adequate access to the capital markets, if needed.
COMPARATIVE ANALYSIS — LIQUIDITY
(Dollars in millions)
The following table highlights the Company’s liquidity and liquidity ratios as of the end of the third quarter of fiscal 2014 with a comparison to the end of fiscal 2013:

	March 29, 2014	June 29, 2013	Percentage Change
	(Dollars in thousands)
Current Assets	$8,653.4	$8,356.9	3.5%
Quick Assets	5,944.0	5,878.3	1.1
Current Liabilities	4,764.6	4,821.4	(1.2)
Working Capital(1)	3,888.8	3,535.4	10.0
Total Debt	2,070.4	2,045.2	1.2
Total Capital (total debt plus total shareholders’ equity)	6,806.3	6,334.3	7.5
Quick Ratio	1.2:1	1.2:1
Working Capital Ratio	1.8:1	1.7:1
Debt to Total Capital	30.4%	32.3%
_____________________

(1)	This calculation of working capital is defined as current assets less current liabilities.
The Company’s quick assets (consisting of cash and cash equivalents and receivables) increased 1.1% since the end of fiscal 2013 primarily due to an increase in receivables partially offset by a decrease in cash and cash equivalents. These factors, when combined with an increase in inventory, led to an increase in current assets of 3.5%. Current liabilities decreased 1.2% primarily due to a decrease in accounts payable. The net increase in current assets and current liabilities was also impacted by the change in foreign currency exchange rates since the end of fiscal 2013. As a result of the factors noted above, total working capital increased by 10.0% during the first nine months of fiscal 2014. Total debt increased by 1.2%, primarily due to an increase in long-term debt. Total capital increased by 7.5% primarily as the result of generating net income in the first nine months of fiscal 2014 and the debt to total capital ratio decreased as compared with June 29, 2013 to 30.4%.

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
See Liquidity and Capital Resources — Financing Transactions appearing in Item 2 of this Form 10-Q for further discussion of the Company’s financing transactions and capital structure. As of March 29, 2014, 60% of the Company’s debt bears interest at a fixed rate and 40% of the Company’s debt bears interest at variable rates. Therefore, a hypothetical 1.0% (100 basis points) increase in interest rates would result in a $2.1 million decrease in income before income taxes in the Company’s consolidated statement of operations for the quarter ended March 29, 2014.

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
During the third quarter of fiscal 2014, there were no changes to the Company’s internal control over financial reporting (as defined in Rule 13a-15(f) of the Exchange Act) that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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
This Quarterly Report on Form 10-Q ("Quarterly Report") contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended and Section 21E of the Securities Exchange Act of 1934, as amended, with respect to the financial condition, results of operations and business of the Company. You can find many of these statements by looking for words like “believes,” “plans,” “expects,” “anticipates,” “should,” “will,” “may,” “estimates” or similar expressions in this Quarterly Report or in documents incorporated by reference in this Quarterly Report. These forward-looking statements are subject to numerous assumptions, risks and uncertainties. You should understand that the following important factors, in addition to those discussed elsewhere in this Quarterly Report and in the Company’s Annual Report on Form 10-K for the fiscal year ended June 29, 2013, could affect the Company’s future results, and could cause those results or other outcomes to differ materially from those expressed or implied in the forward-looking statements:

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

The discussion of Avnet’s business and operations should be read together with the risk factors contained in Item 1A of its Annual Report on Form 10-K for the fiscal year ended June 29, 2013, which describe various risks and uncertainties to which the Company is or may become subject to. These risks and uncertainties have the potential to affect Avnet’s business, financial condition, results of operations, cash flows, strategies or prospects in a material and adverse manner. As of March 29, 2014, there have been no material changes to the risk factors set forth in the Company’s report on Form 10-K for the fiscal year ended June 29, 2013.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds
In August 2011, the Company’s Board of Directors (the "Board") approved the repurchase of up to $500.0 million of the Company’s common stock through a share repurchase program. During August 2012, the Board approved an additional $250.00 million for the share repurchase program. With this increase, the Company may repurchase up to a total of $750.0 million of the Company's common stock under the share repurchase program. The following table includes, if any, the Company’s monthly purchases of Avnet's common stock during the third quarter ended March 29, 2014, under the share repurchase program, which is part of a publicly announced plan, and purchases made on the open market to obtain shares for the Company’s Employee Stock Purchase Plan (“ESPP”), which is not part of a publicly announced plan:

	Total Number of Shares Purchased(1)	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares That May Yet Be Purchased Under the Plans or Programs
Period
January	3,900	$43.41	—	$224,475,000
February	35,700	$39.72	31,700	$223,223,000
March	5,400	$43.00	—	$223,223,000
_____________________

(1)	Consists of purchases of Avnet’s common stock associated with the Company’s ESPP as follows: 3,900 shares in January, 4,000 shares in February and 5,400 shares in March

Item 6.	Exhibits

Exhibit
Number	Exhibit
31.1*	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2*	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1**	Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2**	Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS*	XBRL Instance Document.

101.SCH*	XBRL Taxonomy Extension Schema Document.

101.DEF*	XBRL Taxonomy Extension Definition Linkbase Document.

101.CAL*	XBRL Taxonomy Extension Calculation Linkbase Document.

101.LAB*	XBRL Taxonomy Extension Label Linkbase Document.

101.PRE*	XBRL Taxonomy Extension Presentation Linkbase Document.
_____________________

*	Filed herewith.
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
Date: April 25, 2014