Form 10-Q
period 2014-09-27
AVNET INC
filed 2014-10-24
CIK 8858

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
______________________
FORM 10-Q
______________________
QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 27, 2014
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
As of October 17, 2014, the total number of shares outstanding of the registrant’s Common Stock was 137,048,968 shares, net of treasury shares.

AVNET, INC. AND SUBSIDIARIES

PART I
FINANCIAL INFORMATION

Item 1.	Financial Statements
AVNET, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(Unaudited)

	September 27, 2014	June 28, 2014
	(Thousands, except share amounts)
ASSETS
Current assets:
Cash and cash equivalents	$814,371	$928,971
Receivables, less allowances of $94,185 and $96,382, respectively	5,060,519	5,220,528
Inventories	2,705,400	2,613,363
Prepaid and other current assets	181,768	191,337
Total current assets	8,762,058	8,954,199
Property, plant and equipment, net	529,294	534,999
Goodwill	1,321,037	1,348,468
Intangible assets, net	167,264	184,308
Other assets	207,593	233,543
Total assets	$10,987,246	$11,255,517
LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Short-term debt	$463,251	$865,088
Accounts payable	3,301,493	3,402,369
Accrued expenses and other	638,462	711,369
Total current liabilities	4,403,206	4,978,826
Long-term debt	1,625,759	1,213,814
Other liabilities	164,122	172,684
Total liabilities	6,193,087	6,365,324
Commitments and contingencies (Note 6)
Shareholders’ equity:
Common stock $1.00 par; authorized 300,000,000 shares; issued 138,121,377 shares and 138,285,825 shares, respectively	138,121	138,286
Additional paid-in capital	1,375,188	1,355,663
Retained earnings	3,345,896	3,257,407
Accumulated other comprehensive (loss) income	(64,436)	139,512
Treasury stock at cost, 35,367 shares and 36,836 shares, respectively	(610)	(675)
Total shareholders’ equity	4,794,159	4,890,193
Total liabilities and shareholders’ equity	$10,987,246	$11,255,517
See notes to consolidated financial statements.

AVNET, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

	First Quarters Ended
	September 27, 2014	September 28, 2013
	(Thousands, except per share data)
Sales	$6,839,587	$6,345,475
Cost of sales	6,044,124	5,610,305
Gross profit	795,463	735,170
Selling, general and administrative expenses	583,946	544,084
Restructuring, integration and other expenses (Note 13)	18,320	12,099
Operating income	193,197	178,987
Other income (expense), net	(1,493)	795
Interest expense	(23,400)	(26,977)
Gain on legal settlement (Note 6)	—	19,137
Income before income taxes	168,304	171,942
Income tax expense	40,358	51,318
Net income	$127,946	$120,624
Earnings per share:
Basic	$0.93	$0.88
Diluted	$0.91	$0.86
Shares used to compute earnings per share:
Basic	138,309	137,414
Diluted	140,850	139,724
Cash dividends paid per common share	$0.16	$0.15
See notes to consolidated financial statements.

AVNET, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(Unaudited)

	First Quarters Ended
	September 27, 2014	September 28, 2013
	(Thousands)
Net income	$127,946	$120,624
Other comprehensive (loss) income, net of tax:
Foreign currency translation adjustments and other	(205,732)	92,014
Pension adjustments, net	1,784	—
Total comprehensive (loss) income	$(76,002)	$212,638
See notes to consolidated financial statements.

AVNET, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	First Quarters Ended
	September 27, 2014	September 28, 2013
	(Thousands)
Cash flows from operating activities:
Net income	$127,946	$120,624
Non-cash and other reconciling items:
Depreciation	23,134	20,897
Amortization	11,557	8,394
Deferred income taxes	10,290	9,544
Stock-based compensation	21,698	18,730
Other, net	17,715	23,842
Changes in (net of effects from businesses acquired):
Receivables	41,525	89,718
Inventories	(165,851)	(220,165)
Accounts payable	(28,836)	(128,045)
Accrued expenses and other, net	(99,833)	(69,730)
Net cash flows used for operating activities	(40,655)	(126,191)

Cash flows from financing activities:
Borrowings (repayments) under accounts receivable securitization program, net	60,000	(32,000)
(Repayments) borrowings of bank and other debt, net	(41,955)	67,773
Repurchases of common stock (Note 9)	(12,264)	—
Dividends paid on common stock	(22,116)	(20,620)
Other, net	(2,053)	3,871
Net cash flows (used) provided by financing activities	(18,388)	19,024

Cash flows from investing activities:
Purchases of property, plant and equipment	(36,580)	(27,384)
Acquisitions of businesses, net of cash acquired (Note 2)	—	(20,950)
Other, net	2,157	1,664
Net cash flows used for investing activities	(34,423)	(46,670)

Effect of exchange rate changes on cash and cash equivalents	(21,134)	10,107

Cash and cash equivalents:
— (decrease)	(114,600)	(143,730)
— at beginning of period	928,971	1,009,343
— at end of period	$814,371	$865,613

Additional cash flow information (Note 11)
See notes to consolidated financial statements.

AVNET, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
1. Basis of presentation and new accounting pronouncements
In the opinion of management, the accompanying unaudited interim consolidated financial statements contain all adjustments necessary to present fairly Avnet, Inc. and its consolidated subsidiaries (the “Company” or “Avnet”) financial position, results of operations, comprehensive income and cash flows. All such adjustments are of a normal recurring nature.
The preparation of financial statements in accordance with generally accepted accounting principles requires management to make estimates and assumptions that affect the amounts reported in the consolidated financial statements. Actual results may differ from these estimates.
Interim results of operations are not necessarily indicative of the results to be expected for the full fiscal year. The information included in this Form 10-Q should be read in conjunction with the consolidated financial statements and accompanying notes included in the Company’s Annual Report on Form 10-K for the fiscal year ended June 28, 2014.
Certain prior-period amounts have been reclassified to conform to the current-period presentation.
New accounting pronouncements
In May 2014, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update No. 2014-09, Revenue from Contracts with Customers (“ASU 2014-09”), to supersede nearly all existing revenue recognition guidance under GAAP. The core principles of ASU 2014-09 are to recognize revenues when promised goods or services are transferred to customers in an amount that reflects the consideration that is expected to be received for those goods or services. Application of the requirements of ASU 2014-09 may require more judgment and estimates within the revenue recognition process compared to existing GAAP. ASU 2014-09 is effective for the Company in the first quarter of fiscal 2018 using either of two acceptable adoption methods: (i) retrospective adoption to each prior reporting period presented with the option to elect certain practical expedients as defined within ASU 2014-09; or (ii) adoption with the cumulative effect of initially applying ASU 2014-09 recognized at the date of initial application and providing certain additional disclosures as defined within ASU 2014-09. The Company is currently evaluating the potential impact of the future adoption of ASU 2014-09 on its consolidated financial statements.
In June 2014, the FASB issued an update related to accounting for share-based payments for which the terms of an award provide that a performance target could be achieved after the requisite service period. The update requires a reporting entity to treat a performance target that affects vesting and that could be achieved after the requisite service period as a performance condition, and to apply existing guidance as it relates to awards with performance conditions that affect vesting to account for such awards. The Company's adoption of this pronouncement at the beginning of fiscal year 2016 is not expected to have a material impact on the Company’s consolidated financial statements.
In August 2014, the FASB issued Presentation of Financial Statements - Going Concern: Disclosure of Uncertainties about an Entity's Ability to Continue as a Going Concern, which will require a reporting entity to evaluate, at each annual and interim reporting period, whether there are conditions or events that raise substantial doubt about the reporting entity's ability to continue as a going concern within one year after the date the financial statements are issued and provide related disclosures. This pronouncement is effective for the Company at the beginning of fiscal year 2017. The adoption of this pronouncement is not expected to have a material impact on the Company's consolidated financial statements or disclosures.
2. Acquisitions and divestitures

During the first quarter of fiscal 2014, the Company completed two acquisitions. The aggregate consideration for the acquisitions was $25.5 million. The impact of these acquisitions was not material to the Company's consolidated financial position or results of operations.

In the first quarter of fiscal 2014, goodwill of $5.2 million was assigned to the Electronics Marketing (“EM”) reportable segment and goodwill of $10.6 million was assigned to the Technology Solutions (“TS”) reportable segment. The goodwill recognized was attributable primarily to expected synergies of the acquired businesses. The amount of goodwill that is deductible for income tax purposes was not material.

During the first quarter of fiscal 2015 there were no material measurement period adjustments for the fiscal 2014 acquisitions.

AVNET, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

The Company recognized restructuring, integration, and other expenses associated with the fiscal 2014 acquisitions, which are described further in Note 13.
3. Goodwill and intangible assets
Goodwill

The following table presents the change in goodwill by reportable segment for the three months ended September 27, 2014. All of the accumulated impairment was recognized in fiscal 2009.

	Electronics Marketing	Technology Solutions	Total
	(Thousands)
Gross goodwill	$1,713,567	$1,014,635	$2,728,202
Accumulated impairment	(1,045,110)	(334,624)	(1,379,734)
Carrying value at June 28, 2014	668,457	680,011	1,348,468
Additions	—	—	—
Adjustments	539	7	546
Foreign currency translation	(13,005)	(14,972)	(27,977)
Carrying value at September 27, 2014	$655,991	$665,046	$1,321,037

Gross goodwill	$1,701,101	$999,670	$2,700,771
Accumulated impairment	(1,045,110)	(334,624)	(1,379,734)
Carrying value at September 27, 2014	$655,991	$665,046	$1,321,037

The goodwill additions are a result of businesses acquired (see Note 2) and goodwill adjustments represent the net purchase accounting adjustments for acquisitions during the related measurement periods.

Intangible Assets

The following table presents the Company’s acquired intangible assets at September 27, 2014 and June 28, 2014, respectively. These intangible assets have a weighted average remaining life of approximately 6 years.

	September 27, 2014			June 28, 2014
	Gross Carrying Amount	Accumulated Amortization	Net Book Value	Gross Carrying Amount	Accumulated Amortization	Net Book Value
	(Thousands)
Customer related	$310,254	$(162,171)	$148,083	$319,496	$(155,604)	$163,892
Trade name	5,721	(1,562)	4,159	5,993	(1,555)	4,438
Other	17,851	(2,829)	15,022	18,833	(2,855)	15,978
	$333,826	$(166,562)	$167,264	$344,322	$(160,014)	$184,308

AVNET, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

Intangible asset amortization expense was $11.6 million and $8.4 million for the first quarters of fiscal 2015 and 2014, respectively. The following table presents the estimated future amortization expense for the remainder of fiscal 2015, the next five fiscal years and thereafter (in thousands):

Fiscal Year
Remainder of fiscal 2015	$31,415
2016	33,907
2017	31,972
2018	23,411
2019	19,369
2020	15,127
Thereafter	12,063
Total	$167,264
4. Debt financing
Short-term debt consists of the following (in thousands):

	September 27, 2014	June 28, 2014	September 27, 2014	June 28, 2014
	Interest Rate		Carrying Balance
Bank credit facilities and other	2.76%	3.20%	$213,251	$250,088
Accounts receivable securitization program	—	0.60%	—	615,000
Notes due September 1, 2015	6.00%	—	250,000	—
Short-term debt			$463,251	$865,088

Bank credit facilities and other consists of various committed and uncommitted lines of credit and other forms of bank debt with financial institutions utilized primarily to support the working capital requirements of foreign operations.

Long-term debt consists of the following (in thousands):

	September 27, 2014	June 28, 2014	September 27, 2014	June 28, 2014
	Interest Rate		Carrying Balance
Revolving credit facilities:
Accounts receivable securitization program	0.56%	—	$675,000	$—
2014 Credit Facility	3.55%	—	—	—
2012 Credit Facility	—	3.55%	—	12,000
Notes due:
September 1, 2015	—	6.00%	—	250,000
September 15, 2016	6.63%	6.63%	300,000	300,000
June 15, 2020	5.88%	5.88%	300,000	300,000
December 1, 2022	4.88%	4.88%	350,000	350,000
Other long-term debt	1.52%	1.40%	2,689	3,867
Long-term debt before discount			1,627,689	1,215,867
Discount on notes			(1,930)	(2,053)
Long-term debt			$1,625,759	$1,213,814

AVNET, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

In August 2014, the Company amended and extended its accounts receivable securitization program (the “Program”) with a group of financial institutions to allow the Company to transfer, on an ongoing revolving basis, an undivided interest in a designated pool of accounts receivable, to provide security or collateral for borrowings up to a maximum of $900.0 million. The Program does not qualify for sale accounting treatment and, as a result, any borrowings under the Program are recorded as debt on the consolidated balance sheets. Under the Program, the Company legally isolates certain U.S. trade receivables into a wholly-owned bankruptcy remote special purpose entity. Such isolated receivables, which are recorded within “Receivables” in the consolidated balance sheets, totaled $1.45 billion and $1.65 billion at September 27, 2014 and June 28, 2014, respectively. The Program contains certain covenants relating to the quality of the receivables sold. The Program also requires the Company to maintain certain minimum interest coverage and leverage ratios, which the Company was in compliance with as of September 27, 2014. The Program has a two-year term that expires in August 2016. As a result of the two-year term, outstanding borrowings under the Program are classified as long-term debt at September 27, 2014. Interest on borrowings is calculated using a base rate or a commercial paper rate plus a spread of 0.38%. The facility fee is 0.38%.

In July 2014, the Company terminated its existing Credit Facility and entered into a five-year $1.25 billion senior unsecured revolving credit facility (the “2014 Credit Facility”) with a syndicate of banks, consisting of revolving credit facilities and the issuance of up to $150.0 million of letters of credit, which expires in July 2019. Under the 2014 Credit Facility, the Company may select from various interest rate options, currencies and maturities. The 2014 Credit Facility contains certain covenants including various limitations on debt incurrence, share repurchases, dividends, investments and capital expenditures. The 2014 Credit Facility also includes financial covenants requiring the Company to maintain minimum interest coverage and leverage ratios, which the Company was in compliance with as of September 27, 2014. At September 27, 2014, there were $2.0 million in letters of credit issued under the 2014 Credit Facility. At June 28, 2014, there were $2.0 million in letters of credit issued.
At September 27, 2014, the carrying value and fair value of the Company’s total debt was $2.09 billion and $2.18 billion, respectively. At June 28, 2014, the carrying value and fair value of the Company's total debt was $2.08 billion and $2.19 billion, respectively. Fair value was estimated primarily based upon quoted market prices.
5. Derivative financial instruments
Many of the Company’s subsidiaries purchase and sell products in currencies other than their functional currencies. This subjects the Company to the risks associated with fluctuations in foreign currency exchange rates. The Company reduces this risk by utilizing natural hedging (i.e., offsetting receivables and payables) as well as by creating offsetting positions through the use of derivative financial instruments, primarily forward foreign exchange contracts typically with maturities of less than sixty days (“economic hedges”). The Company continues to have exposure to foreign currency risks to the extent they are not hedged. The Company adjusts any economic hedges to fair value through the consolidated statements of operations primarily within “other income (expense), net.” Therefore, the changes in valuation of the underlying items being economically hedged are offset by the changes in fair value of the forward foreign exchange contracts. The fair value of forward foreign exchange contracts, which are based upon level 2 criteria under the fair value hierarchy, are classified in the captions “other current assets” or “accrued expenses and other,” as applicable, in the accompanying consolidated balance sheets and were not material as of September 27, 2014 and June 28, 2014. The Company did not have material gains or losses related to the forward foreign exchange contracts during the first quarters of fiscal 2015 and fiscal 2014.
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

AVNET, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

LCD Class Action Settlement
The Company filed a proof of claim in the settlement of a class action proceeding that sought damages from certain manufacturers of LCD flat panel displays. A settlement was reached in the proceedings and in the first quarter of fiscal 2014 the federal district judge overseeing the proceeding issued an order approving the distribution of settlement funds to the class claimants and the Company received an award payment of $19.1 million. In the third quarter of fiscal 2014, the federal district judge overseeing the proceedings issued an order approving a final distribution of funds and the Company received a final award payment of $3.0 million. The award is classified within “gain on legal settlement” in the consolidated statements of operations.
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
7. Income taxes
The Company’s effective tax rate on its income before income taxes was 24.0% in the first quarter of fiscal 2015 as compared with 29.8% in the first quarter of fiscal 2014. During the first quarter of fiscal 2015, the Company's effective tax rate was favorably impacted by the mix of income in lower tax rate jurisdictions and the release of reserves, primarily related to the formal deregistration of a foreign branch.
During the first quarter of fiscal 2014, the Company's effective tax rate was unfavorably impacted primarily by tax rate changes in certain jurisdictions and increases to valuation allowances and reserves, partially offset by losses related to an investment in a foreign subsidiary.
8. Pension plan
The Company has a noncontributory defined benefit pension plan (the “Plan”) for which the components of net periodic pension costs during the first quarters ended September 27, 2014 and September 28, 2013 were as follows:

	First Quarters Ended
	September 27, 2014	September 28, 2013
	(Thousands)
Service cost	$9,873	$9,183
Interest cost	4,449	4,289
Expected return on plan assets	(9,055)	(7,727)
Recognized net actuarial loss	3,251	3,171
Amortization of prior service credit	(393)	(393)
Net periodic pension cost	$8,125	$8,523

The Company made contributions to the Plan of $10.0 million during the first three months of fiscal 2015. The Company expects to make an additional contribution to the Plan of $10.0 million in each of the remaining quarters of the fiscal year.

Amounts reclassified out of accumulated other comprehensive income (loss), net of tax, to operating expenses during the first quarters of fiscal 2015 and fiscal 2014 were not material and substantially all related to net periodic pension costs including recognition of actuarial losses and amortization of prior service credits.

AVNET, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

9. Shareholders' equity
Share repurchase program
In August 2012, the Company’s Board of Directors amended the Company's existing share repurchase program to authorize the repurchase of up to $750.0 million of common stock in the open market or through privately negotiated transactions. The timing and actual number of shares purchased will depend on a variety of factors such as price, corporate and regulatory requirements, and prevailing market conditions. During the first quarter of fiscal 2015, the Company repurchased 0.4 million shares under this program at an average market price of $41.95 per share for a total cost of $17.8 million, a portion of which was not settled as of September 27, 2014. Since the beginning of the repurchase program through the end of the first quarter of fiscal 2015, the Company has repurchased 18.5 million shares at an aggregate cost of $551.9 million, and $198.1 million remained available for future repurchases under the share repurchase program.
Common stock dividend
In August 2014, the Company's Board of Directors approved a dividend of $0.16 per common share and dividend payments of $22.1 million were made in September 2014.
10. Earnings per share

	First Quarters Ended
	September 27, 2014	September 28, 2013
	(Thousands, except per share data)
Numerator:
Net income	$127,946	$120,624
Denominator:
Weighted average common shares for basic earnings per share	138,309	137,414
Net effect of dilutive stock option, restricted stock and performance share awards	2,541	2,310
Weighted average common shares for diluted earnings per share	140,850	139,724

Basic earnings per share	$0.93	$0.88
Diluted earnings per share	$0.91	$0.86

Stock options excluded from earnings per share calculation due to anti-dilutive effect	—	417,692

11. Additional cash flow information

Interest and income taxes paid in the three months ended September 27, 2014 and September 28, 2013 were as follows:

	First Quarters Ended
	September 27, 2014	September 28, 2013
	(Thousands)
Interest paid	$23,354	$31,201
Income taxes paid	$28,194	$51,331
The Company includes book overdrafts as part of accounts payable on its consolidated balance sheets and reflects changes in such balances as part of cash flows from operating activities in its consolidated statements of cash flows.

AVNET, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

12. Segment information
Electronics Marketing (“EM”) and Technology Solutions (“TS”) are the Company's reportable segments (“operating groups”).  EM markets and sells semiconductors and interconnect, passive and electromechanical devices and embedded products to a diverse customer base serving many end-markets.  TS focuses on the value-added distribution of enterprise computing servers and systems, software, storage, services and complex solutions from the world’s foremost technology manufacturers. TS also provides the latest hard disk drives, microprocessor, motherboard and DRAM module technologies to manufacturers of general-purpose computers and system builders.

	First Quarters Ended
	September 27, 2014	September 28, 2013
	(Thousands)
Sales:
Electronics Marketing	$4,374,095	$3,938,124
Technology Solutions	2,465,492	2,407,351
	$6,839,587	$6,345,475
Operating income (expense):
Electronics Marketing	$202,711	$175,783
Technology Solutions	62,390	62,591
Corporate	(41,376)	(38,894)
	223,725	199,480
Restructuring, integration and other expenses (Note 13)	(18,320)	(12,099)
Amortization of acquired intangible assets and other	(12,208)	(8,394)
	$193,197	$178,987
Sales, by geographic area:
Americas (1)	$2,647,122	$2,488,668
EMEA (2)	1,975,379	1,792,089
Asia/Pacific (3)	2,217,086	2,064,718
	$6,839,587	$6,345,475
_____________________

(1)	Includes sales from the United States of $2.37 billion and $2.23 billion for the quarters ended September 27, 2014, and September 28, 2013, respectively.

(2)
Includes sales from Germany and the United Kingdom of $744.3 million and $360.5 million, respectively, for the quarter ended September 27, 2014 and sales from Germany and the United Kingdom of $718.9 million and $285.0 million, respectively, for the quarter ended September 28, 2013.

(3)
Includes sales from China (including Hong Kong) and Taiwan of $738.0 million and $808.7 million, respectively, for the quarter ended September 27, 2014, and sales from China (including Hong Kong) and Taiwan of $730.7 million and $635.9 million, respectively, for the quarter ended September 28, 2013.

AVNET, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

	September 27, 2014	June 28, 2014
	(Thousands)
Assets:
Electronics Marketing	$6,863,921	$6,840,166
Technology Solutions	3,761,522	4,140,230
Corporate	361,803	275,121
	$10,987,246	$11,255,517
Property, plant, and equipment, net, by geographic area:
Americas (1)	$316,932	$306,167
EMEA (2)	181,988	199,374
Asia/Pacific	30,374	29,458
	$529,294	$534,999
_____________________

(1)	Includes property, plant and equipment, net, of $309.8 million and $298.1 million as of September 27, 2014 and June 28, 2014, respectively, in the United States.

(2)
Includes property, plant and equipment, net, of $90.0 million and $57.6 million in Germany and Belgium, respectively, as of September 27, 2014 and $95.5 million and $61.0 million in Germany and Belgium, respectively, as of June 28, 2014.

13. Restructuring, integration and other expenses
Fiscal 2015

During the first quarter of fiscal 2015, the Company took certain actions in an effort to reduce future operating costs including activities necessary to achieve planned synergies from recently acquired businesses. In addition, the Company incurred integration and other costs primarily associated with the integration of recent acquisitions and certain global and regional businesses. The following table presents the restructuring, integration and other expenses recorded during the first quarter of fiscal 2015:

Quarter Ended September 27, 2014
(Thousands, except per share data)
Restructuring expenses	$10,773
Integration costs	6,266
Other costs including acquisition costs	1,649
Changes in estimates for prior restructuring liabilities	(368)
Restructuring, integration and other expenses before tax	$18,320
Restructuring, integration and other expenses after tax	$13,160
Restructuring, integration and other expenses per share on a diluted basis	$0.09

AVNET, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

The activity related to the restructuring liabilities established during fiscal 2015 is presented in the following table:

	Severance	Facility Exit Costs and Asset Impairments	Other	Total
	(Thousands)
Fiscal 2015 restructuring expenses	$4,066	$6,079	$628	$10,773
Cash payments	(1,941)	(810)	—	(2,751)
Non-cash amounts	—	(1,794)	(628)	(2,422)
Other, principally foreign currency translation	(38)	(20)	—	(58)
Balance at September 27, 2014	$2,087	$3,455	$—	$5,542

Severance expense recorded in the first quarter of fiscal 2015 related to the reduction of over 100 employees, primarily in operations, sales and business support functions, in connection with cost reduction actions taken in both operating groups, including additional reductions in recently acquired businesses. Facility exit costs primarily consist of liabilities for remaining lease obligations and the impairment of long-lived assets for locations and information technology hardware and software the Company has divested of or has ceased using. Other restructuring costs related primarily to other miscellaneous restructuring and exit costs. Of the $10.8 million in restructuring expenses recorded during the first quarter of fiscal 2015, $6.8 million related to EM, $4.0 million related to TS. As of September 27, 2014, management expects the majority of the remaining severance, facility exit costs and other liabilities to be paid by the end of fiscal 2015.

Integration costs are primarily related to the integration of acquired businesses, integration of global or regional businesses and specific and incremental costs incurred as part of the consolidation, relocation and closure of warehouse and office facilities. Integration costs also include consulting costs for information technology system and business operation integration assistance, legal fees, travel, meeting, marketing and communication costs that are incrementally incurred as a result of such integration activities. Also included in integration costs are incremental salary costs specific to integration, consolidation and closure activities. Other costs consist primarily of professional fees incurred for acquisitions, additional costs incurred for businesses divested or exited in current or prior periods, any ongoing facilities operating costs associated with the consolidation, relocation and closure of facilities once such facilities have been vacated or substantially vacated, and other miscellaneous costs that relate to restructuring, integration and other expenses. Integration and other costs in the first quarter of fiscal 2015 were comprised of many different costs, none of which were individually material.

Fiscal 2014
During fiscal 2014, the Company incurred restructuring expenses related to various restructuring actions intended to achieve planned synergies from recently acquired businesses and to reduce future operating costs. The following table presents the activity during the first three months of fiscal 2015 related to the remaining restructuring liabilities established during fiscal 2014:

	Severance	Facility Exit Costs and Asset Impairments	Other	Total
	(Thousands)
Balance at June 28, 2014	$23,744	$3,697	$344	$27,785
Cash payments	(10,424)	(599)	(1)	(11,024)
Changes in estimates, net	(508)	140	—	(368)
Non-cash amounts	(92)	(824)	—	(916)
Other, principally foreign currency translation	(322)	(110)	—	(432)
Balance at September 27, 2014	$12,398	$2,304	$343	$15,045

As of September 27, 2014, management expects the majority of the remaining severance, facility exit costs and other liabilities to be paid by the end of fiscal 2015.

AVNET, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

Fiscal 2013 and prior
As of June 29, 2014, there were $13.1 million of restructuring liabilities remaining related to restructuring actions taken in fiscal years 2013 and prior, the majority of which relates to facility exit costs. The remaining balance for such historical restructuring actions as of September 27, 2014 was $9.8 million, which is expected to be paid by the end of fiscal 2016.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations
For a description of the Company’s critical accounting policies and an understanding of the significant factors that influenced the Company’s performance during the quarter ended September 27, 2014, this Management’s Discussion and Analysis of Financial Condition and Results of Operations (“MD&A”) should be read in conjunction with the consolidated financial statements, including the related notes, appearing in Item 1 of this Report, as well as the Company’s Annual Report on Form 10-K for the year ended June 28, 2014.
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

•
Sales adjusted for certain items that impact the year-over-year analysis, which includes the impact of acquisitions by adjusting Avnet’s prior periods to include the sales of acquired businesses as if the acquisitions had occurred at the beginning of the earliest period presented. Sales taking into account these adjustments are referred to as “organic sales.”

•
Operating income excluding (i) restructuring, integration and other expenses (see Restructuring, Integration and Other Expenses in this MD&A) and (ii) amortization of acquired intangible assets and other. Operating income excluding such amounts is referred to as adjusted operating income.

The reconciliation of operating income to adjusted operating income is presented in the following table:

	First Quarters Ended
	September 27, 2014	September 28, 2013
	(Thousands)
Operating income	$193,197	$178,987
Restructuring, integration and other expenses	18,320	12,099
Amortization of acquired intangible assets and other	12,208	8,394
Adjusted operating income	$223,725	$199,480

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

OVERVIEW
Organization
Avnet, Inc., incorporated in New York in 1955, together with its consolidated subsidiaries (the “Company” or “Avnet”), is a global value-added distributor of electronic components, enterprise computer and storage products, IT solutions and services and embedded subsystems. Avnet creates a vital link in the technology supply chain that connects the world’s leading electronic component and computer product manufacturers and software developers with a global customer base of original equipment manufacturers (“OEMs”), electronic manufacturing services (“EMS”) providers, original design manufacturers (“ODMs”), systems integrators (“SIs”), independent software vendors (“ISVs”) and value-added resellers (“VARs”). Avnet distributes electronic components, computer products and software, as received from its suppliers or through a customized solution, and offers assembly and other value-added services. In addition, Avnet provides engineering design, materials management and logistics services, system integration and configuration and supply chain services customized to meet specific requirements of both customers and suppliers.
Avnet has two primary operating groups — EM and TS. Both operating groups have operations in each of the three major economic regions of the world: the Americas; Europe, the Middle East and Africa (“EMEA”); and Asia/Pacific, consisting of Asia, Australia and New Zealand (“Asia” or “Asia/Pac”). A summary of each operating group is provided in Note 12, “Segment information” to the Company's consolidated financial statements included in this Quarterly Report on Form 10-Q.
Results of Operations
Executive Summary
Sales for the first quarter of fiscal 2015 were $6.84 billion, as compared to the first quarter of fiscal 2014 sales of $6.35 billion. The increase in year-over-year sales of $494.1 million was primarily the result of a $436.0 million increase at EM, primarily due to the EMEA and Asia regions, and a $58.1 million net increase at TS driven by the Americas region.
Gross profit margin of 11.6% increased slightly compared to the first quarter of fiscal 2014. EM gross profit margin increased 12 basis points and TS gross profit margin decreased 22 basis points year over year.
The Company's operating income margin was 2.8% in the first quarters of fiscal 2015 and fiscal 2014. Excluding restructuring, integration and other expenses, as well as amortization expense from acquired intangibles from both periods, adjusted operating income margin was 3.3% in the first quarter of fiscal 2015 as compared to 3.1% in the first quarter of fiscal 2014. EM operating income margin increased 17 basis points year over year to 4.6%. The increase in EM operating income margin was primarily due to the increase in gross profit margin noted above and a reduction in operating expenses primarily from the impact of restructuring actions taken over recent quarters, partially offset by increases in operating expenses due to recent acquisitions between the year-over-year quarters. TS operating income margin decreased by 7 basis points year over year to 2.5% primarily due to a decline in gross profit margin.

Sales
The table below provides the year-over-year comparison of reported first quarter sales for Avnet and the EM and TS operating groups to organic sales to allow readers to better understand and assess the Company's sales performance by operating group and region.

	As Reported and Organic Q1-Fiscal 2015	As Reported Q1-Fiscal 2014	As Reported Year-Year % Change	Organic Sales Q1-Fiscal 2014	Organic Year-Year % Change

	(Dollars in thousands)
Avnet, Inc.	$6,839,587	$6,345,475	7.8%	$6,465,425	5.8%
EM	4,374,095	3,938,124	11.1	4,058,074	7.8
TS	2,465,492	2,407,351	2.4	2,407,351	2.4
EM
Americas	$1,214,031	$1,199,745	1.2%	$1,199,745	1.2%
EMEA	1,302,495	1,097,842	18.6	1,217,792	7.0
Asia/Pacific	1,857,569	1,640,537	13.2	1,640,537	13.2
TS
Americas	$1,433,091	$1,288,923	11.2%	$1,288,923	11.2%
EMEA	672,884	694,247	(3.1)	694,247	(3.1)
Asia/Pacific	359,517	424,181	(15.2)	424,181	(15.2)
Totals by Region
Americas	$2,647,122	$2,488,668	6.4%	$2,488,668	6.4%
EMEA	1,975,379	1,792,089	10.2	1,912,039	3.3
Asia/Pacific	2,217,086	2,064,718	7.4	2,064,718	7.4

The following table presents the reconciliation of reported sales to organic sales for the first quarter of fiscal 2014.

Q1 Fiscal 2014	As Reported Fiscal 2014	Acquisitions/ Divestitures (1)	Organic Sales - Fiscal 2014
	(Thousands)
Avnet, Inc.	$6,345,475	$119,950	$6,465,425
EM	3,938,124	119,950	4,058,074
TS	2,407,351	—	2,407,351
EM
Americas	$1,199,745	$—	$1,199,745
EMEA	1,097,842	119,950	1,217,792
Asia	1,640,537	—	1,640,537
TS
Americas	$1,288,923	$—	$1,288,923
EMEA	694,247	—	694,247
Asia	424,181	—	424,181

_____________________

(1)	Includes the acquisition of MSC Investoren GmbH (“MSC”), in October 2013 in the EM EMEA region, which impacted the year-over-year sales comparisons.
Avnet sales for the first quarter of fiscal 2015 were $6.84 billion, an increase of 7.8%, or $494.1 million, from the first quarter of fiscal 2014 sales of $6.35 billion. Avnet organic sales in constant currency increased 5.6% year over year.
EM sales of $4.37 billion in the first quarter of fiscal 2015 increased 11.1% from the first quarter of fiscal 2014 sales of $3.94 billion. EM organic sales in constant currency increased 7.8% year over year, due to organic sales growth in all regions. On a regional basis, EMEA organic sales in constant currency increased 6.4% year over year primarily due to increased sales volume compared to the first quarter of fiscal 2014. Asia organic sales increased 13.2% year over year, which was primarily due to increased supply chain fulfillment sales compared to the first quarter of fiscal 2014. Americas organic sales increased 1.2% year over year.

TS sales of $2.47 billion in the first quarter of fiscal 2015 increased 2.4% from the first quarter of fiscal 2014 sales of $2.41 billion. TS organic sales in constant currency increased 2.0% year over year. On a regional basis, sales in Americas increased 11.2% primarily due to growth in software, services and networking and security. EMEA organic sales in constant currency declined 5.8% primarily due to lower demand for computing components. Asia organic sales declined 15.2% primarily due to decreased demand across the region.
Gross Profit and Gross Profit Margins
Avnet gross profit for the first quarter of fiscal 2015 was $795.5 million, an increase of $60.3 million, or 8.2%, from the first quarter of fiscal 2014 gross profit of $735.2 million, primarily due to the increase in sales as described further above. Avnet gross profit margin of 11.6% increased slightly from the first quarter of fiscal 2014. EM gross profit margin increased 12 basis points year over year primarily as a result of an increase in EMEA due in part to the impact of recent acquisitions, partially offset by a decrease in Asia due to an increase in supply chain fulfillment sales.
TS gross profit margin decreased by 22 basis points year over year primarily due to a decline in the Americas region driven primarily by product mix, partially offset by increases in the EMEA and Asia regions.
Selling, General and Administrative Expenses
Selling, general and administrative expenses (“SG&A expenses”) were $583.9 million in the first quarter of fiscal 2015, an increase of $39.9 million, or 7.3%, from the first quarter of fiscal 2014. This increase consisted of an increase of approximately $36.6 million related to expenses from acquired businesses including amortization expense, and an increase of $1.5 million related to the translation impact of changes in foreign currency exchange rates between the periods. The remaining increase of $1.8 million was due to net increases in SG&A expenses to fund organic growth and other costs, which were substantially offset by reductions due to the realization of cost savings from prior restructuring actions.
Metrics that management monitors with respect to its operating expenses are SG&A expenses as a percentage of sales and as a percentage of gross profit. In the first quarter of fiscal 2015, SG&A expenses as a percentage of sales were 8.5% and as a percentage of gross profit were 73.4% as compared with 8.6% and 74.0%, respectively, in the first quarter of fiscal 2014. SG&A expenses, excluding amortization of acquired intangibles, as a percentage of gross profit at EM decreased 103 basis points year over year reflecting improved operating leverage from recent restructuring actions and increased gross profit in the first quarter of fiscal 2015. SG&A expenses at TS, excluding amortization of acquired intangibles, as a percentage of gross profit increased by 12 basis points year over year.
Restructuring, Integration and Other Expenses
During the first quarter of fiscal 2015, the Company incurred restructuring expenses related to certain actions intended to achieve planned synergies from recent acquisitions and to reduce future operating costs. The Company also incurred integration and other costs primarily associated with the integration of recent acquisitions and certain global and regional businesses. As a result, the Company recorded restructuring, integration and other expenses of $18.3 million during the first quarter of fiscal 2015, including restructuring costs of $10.8 million, integration costs of $6.3 million, other costs of $1.6 million and a net benefit for changes in estimates for costs associated with previous restructuring actions of $0.4 million. The after tax impact of restructuring, integration, and other expenses for the first quarter of fiscal 2015 was $13.2 million and $0.09 per share on a diluted basis. These restructuring expenses were partially related to certain recent acquisitions in order to achieve planned synergies. When all such restructuring actions are substantially complete the Company expects to realize approximately $8.0 million in incremental annualized operating cost savings. When realized, the incremental annualized cost savings are expected to benefit the EM operating group by approximately $3.0 million and the TS operating group by approximately $5.0 million.
Comparatively, in the first quarter of fiscal 2014, restructuring, integration and other expenses were $12.1 million and consisted of restructuring costs of $5.7 million, integration costs of $4.2 million, other costs of $3.0 million and a net benefit for changes in estimates for costs associated with previous restructuring actions of $0.8 million. The after tax impact of restructuring, integration, and other expenses was $8.9 million and $0.06 per share on a diluted basis.
See Note 13, “Restructuring, integration and other expenses” to the Company's consolidated financial statements included in this Quarterly Report on Form 10-Q for additional information related to fiscal 2015 restructuring, integration and other expenses.

Operating Income
During the first quarter of fiscal 2015, the Company had operating income of $193.2 million, representing a 7.9% increase compared to the first quarter of fiscal 2014 operating income of $179.0 million. Both periods included restructuring, integration and other expenses as described further above. Both periods also included amortization expense and other associated with acquired intangible assets. Excluding these amounts from both periods, adjusted operating income was $223.7 million, or 3.3% of sales, in the first quarter of fiscal 2015 as compared with $199.5 million, or 3.1% of sales, in the first quarter of fiscal 2014. EM operating income of $202.7 million increased 15.3% year over year and operating income margin increased 17 basis points year over year to 4.6%. The increase in EM operating income margin was primarily due to the impact of recent cost reduction actions and from the increase in gross profit margin as discussed above, partially offset by an increase in operating expenses associated with acquisitions subsequent to the first quarter of fiscal 2014. TS operating income of $62.4 million remained flat year over year and operating income margin decreased 7 basis points year over year to 2.5%. The decrease in TS operating income margin was primarily due to the decrease in gross profit margin and the increase in operating expenses, partially offset by an increase in sales as discussed above. Corporate operating expense excluding restructuring, integration and other expenses increased by $2.5 million to $41.4 million in the first quarter of fiscal 2015 as compared with $38.9 million in the first quarter of fiscal 2014.
Interest Expense and Other Income (Expense), Net
Interest expense in the first quarter of fiscal 2015 was $23.4 million, a decrease of $3.6 million or 13.3%, as compared with interest expense of $27.0 million in the first quarter of fiscal 2014. The decrease in interest expense for the first quarter of fiscal 2015 was primarily due to to the repayment at maturity of the 5.875% Notes due March 2014 and a corresponding lower average borrowing rate between the year-over-year quarters.
During the first quarter of fiscal 2015, the Company had $1.5 million of other expense as compared with $0.8 million of other income in the first quarter of fiscal 2014. The increase in other expense was primarily due to an increase in foreign exchange losses in the first quarter of fiscal 2015 compared to the first quarter of fiscal 2014.
Gain on Legal Settlement
During the first quarter of fiscal 2014, the Company received an award payment and recognized a gain on legal settlement of $19.1 million before tax, $11.7 million after tax and $0.08 per share on a diluted basis.
Income Tax Expense
The Company’s effective tax rate on its income before income taxes was 24.0% in the first quarter of fiscal 2015 as compared to 29.8% in the first quarter of fiscal 2014. During the first quarter of fiscal 2015, the Company's effective tax rate was favorably impacted by the mix of income in lower tax rate jurisdictions and the release of reserves, primarily related to the formal deregistration of a foreign branch.
See Note 7, “Income taxes” to the Company’s consolidated financial statements included in this Quarterly Report on Form 10-Q for additional information on the Company's effective tax rate.
Net Income
As a result of the factors described in the preceding sections of this MD&A, the Company’s net income for the first quarter of fiscal 2015 was $127.9 million, or $0.91 per share on a diluted basis, as compared with $120.6 million, or $0.86 per share on a diluted basis, in the first quarter of fiscal 2014.
LIQUIDITY AND CAPITAL RESOURCES
Cash Flow
Cash Flow from Operating Activities
During the first quarter of fiscal 2015, the Company used $40.7 million of cash from its operating activities compared to a use of $126.2 million in the first quarter of fiscal 2014. These operating cash flows are comprised of: (i) cash flow generated from net income, adjusted for the impact of non-cash and other items, which includes depreciation and amortization expenses, deferred income taxes, stock-based compensation expense and other non-cash items (primarily, provisions for doubtful accounts and periodic pension costs) and (ii) cash flows used for, or generated from, working capital and other, excluding cash and cash equivalents. Cash used for working capital and other was $253.0 million during the first quarter of fiscal 2015, including an increase in inventories of $165.9 million and decreases in accounts payable of $28.8 million and accrued liabilities and other of $99.8 million, partially offset by a decrease in accounts receivable of $41.5 million. Comparatively, cash used by working capital and other was $328.2 million during the first quarter of fiscal 2014, including an increase in inventories of $220.2 million and decreases in accounts payable of $128.0 million and accrued liabilities and other of $69.7 million, partially offset by a decrease in accounts receivable of $89.7 million.
Cash Flow from Financing Activities
During the first quarter of fiscal 2015, the Company received net proceeds of $60.0 million under the Company's accounts receivable securitization program and made net repayments of $42.0 million for bank and other debt. During the first quarter of fiscal 2015, the Company also used $22.1 million to pay quarterly cash dividends on common stock and $12.3 million for the repurchase of common stock.
During the first quarter of 2014, the Company received net proceeds of $67.8 million from borrowings of bank and other debt and made net repayments of $32.0 million under the Company's accounts receivable securitization program. During the first quarter of fiscal 2014, the Company also used $20.6 million to pay a cash dividend on common stock.
Cash Flow from Investing Activities
During the first quarter of fiscal 2015, the Company used $36.6 million for capital expenditures primarily related to information system development costs and computer hardware and software purchases.
During the first quarter of fiscal 2014, the Company used $21.0 million of cash for acquisitions, net of cash acquired. During the first quarter of fiscal 2014, the Company also used $27.4 million for capital expenditures primarily related to information system development costs and computer hardware and software purchases.
Contractual Obligations

For a detailed description of the Company’s long-term debt and lease commitments for the next five years and thereafter, see Long-Term Contractual Obligations appearing in Item 7 of the Company’s Annual Report on Form 10-K for the year ended June 28, 2014. With the exception of the Company’s debt transactions discussed herein, there are no material changes to this information outside of normal borrowings and repayments on long-term debt and lease payments. The Company does not currently have any material commitments for capital expenditures.

Financing Transactions
See Note 4, “Debt financing” to the Company’s consolidated financial statements included in this Quarterly Report on Form 10-Q for additional information on financing transactions including the 2014 Credit Facility, the Program and the outstanding Notes as of September 27, 2014. The Company was in compliance with all covenants under the 2014 Credit Facility and the Program as of September 27, 2014.
The Company has several lines of credit and other forms of bank debt in various foreign locations to fund the short-term working capital, foreign exchange, overdraft and letter of credit needs of its wholly owned subsidiaries in EMEA, Asia, Latin America and Canada. Avnet generally guarantees its subsidiaries’ obligations under these facilities.
Liquidity
The Company had cash and cash equivalents of $814.4 million as of September 27, 2014, of which $746.6 million was held outside the United States. As of June 28, 2014, the Company had cash and cash equivalents of $929.0 million, of which $815.4 million was held outside of the United States.
As of the end of the first quarter of fiscal 2015, the Company had a combined total borrowing capacity of $2.15 billion under the 2014 Credit Facility and the Program. There were no borrowings outstanding and $2.0 million in letters of credit issued under the 2014 Credit Facility and $675.0 million in borrowings outstanding under the Program, resulting in approximately $1.44 billion of availability as of September 27, 2014. Availability under the Program is subject to the Company having sufficient eligible receivables to support desired borrowings. During the first quarter of fiscal 2015, the Company had an average daily balance outstanding under the 2014 Credit Facility of approximately $5.0 million and approximately $716.0 million under the Program. During the first quarter of fiscal 2014, the Company had an average daily balance outstanding under the 2012 Credit Facility of approximately $5.0 million and approximately $413.0 million under the Program.
During periods of weakening demand in the electronic components and enterprise computer solutions industries, the Company typically generates cash from operating activities. Conversely, the Company is more likely to use operating cash flows for working capital requirements during periods of higher growth. During the first quarter of fiscal 2015, the Company used $40.7 million for operating activities. The Company generated $323.0 million from operating activities over the trailing twelve month period ended September 27, 2014.
Liquidity is subject to many factors, such as normal business operations as well as general economic, financial, competitive, legislative, and regulatory factors that are beyond the Company’s control. Cash balances generated and held in foreign locations are used for on-going working capital, capital expenditure needs and to support acquisitions. These balances are currently expected to be permanently reinvested outside the United States. If these funds were needed for general corporate use in the United States, the Company would incur significant income taxes to repatriate cash held in foreign locations. In addition, local government regulations may restrict the Company’s ability to move funds among various locations under certain circumstances. Management believes that in the United States and globally, current cash on hand, available borrowing capacity and the Company’s expected ability to generate operating cash flow are sufficient for the Company to pursue its intended business strategy. The Company also may issue debt or equity securities in the future and management believes the Company will have adequate access to the capital markets, if needed.
The Company has made, and expects to continue to make, strategic investments through acquisition activity to the extent the investments strengthen Avnet’s competitive position and/or meet management’s return on capital thresholds. In addition to continuing to make investments in acquisitions, as of September 27, 2014, the Company expects to repurchase up to an aggregate of $198.1 million of shares of the Company’s common stock through a $750.0 million share repurchase program approved by the Board of Directors in prior years. The Company plans to repurchase stock from time to time at the discretion of management, subject to strategic considerations, market conditions and other factors. The Company may terminate or limit the share repurchase program at any time without prior notice. The timing and actual number of shares repurchased will depend on a variety of factors such as share price, corporate and regulatory requirements, and prevailing market conditions. Since the beginning of the repurchase program through the end of the first quarter of fiscal 2015, the Company has repurchased 18.5 million shares of stock at an aggregate cost of $551.9 million. Shares repurchased were retired. Subsequent to September 27, 2014, through October 17, 2014, the Company has repurchased 1.4 million shares of stock at an aggregate cost of $55.5 million. Additionally, the Company currently expects to pay quarterly cash dividends on shares of its common stock, subject to approval of the Board of Directors. During the first quarter of fiscal 2015, the Board of Directors approved a dividend of $0.16 per share, which resulted in $22.1 million of dividend payments during the quarter.
COMPARATIVE ANALYSIS — LIQUIDITY
The following table highlights the Company’s liquidity and liquidity ratios as of the end of the first quarter of fiscal 2015 with a comparison to the end of fiscal 2014:

	September 27, 2014	June 28, 2014	Percentage Change
	(Dollars in millions)
Current Assets	$8,762.1	$8,954.2	(2.1)%
Quick Assets	5,874.9	6,149.5	(4.5)
Current Liabilities	4,403.2	4,978.8	(11.6)
Working Capital (current assets less current liabilities)	4,358.9	3,975.4	9.6
Total Debt	2,089.0	2,078.9	0.5
Total Capital (total debt plus total shareholders’ equity)	6,883.2	6,969.1	(1.2)
Quick Ratio	1.3:1	1.2:1
Working Capital Ratio	2.0:1	1.8:1
Debt to Total Capital	30.3%	29.8%

The Company’s quick assets (consisting of cash and cash equivalents and receivables) decreased 4.5% since the end of fiscal 2014 primarily due to a decrease in receivables and in cash and cash equivalents. These factors, partially offset by an increase in inventories, led to a decrease in current assets of 2.1%. Current liabilities decreased 11.6% primarily due to a decrease in accounts payable and accrued expenses and other. The net increase in working capital was also impacted by changes in foreign currency exchange rates since the end of fiscal 2014. As a result of the factors noted above, total working capital increased by 9.6% during the first quarter of fiscal 2015. Total capital decreased by 1.2% primarily due to a decrease in cumulative translation adjustments as the result of changes in foreign currency exchange rates, partially offset by the generation of net income in the first quarter of fiscal 2015. The debt to total capital ratio increased as compared with June 28, 2014 to 30.3%.

Recently Issued Accounting Pronouncements
See Note 1, “Basis of presentation and new accounting pronouncements” to the Company's consolidated financial statements included in this Quarterly Report on Form 10-Q for a description of new accounting pronouncements.

Item 3.	Quantitative and Qualitative Disclosures About Market Risk
The Company seeks to reduce earnings and cash flow volatility associated with changes in interest rates and foreign currency exchange rates by entering into financial arrangements from time to time, which are intended to provide an economic hedge against all or a portion of the risks associated with such volatility. The Company continues to have exposure to such risks to the extent they are not economically hedged.
See Item 7A, Quantitative and Qualitative Disclosures About Market Risk, in the Company’s Annual Report on Form 10-K for the year ended June 28, 2014 for further discussion of market risks associated with interest rates and foreign currency exchange rates. Avnet’s exposure to foreign exchange risks has not changed materially since June 28, 2014 as the Company continues to economically hedge the majority of its foreign exchange exposures. Thus, any increase or decrease in fair value of the Company’s foreign exchange contracts is generally offset by an opposite effect on the related hedged position.
See Liquidity and Capital Resources — Financing Transactions appearing in Item 2 of this Form 10-Q for further discussion of the Company’s financing transactions and capital structure. As of September 27, 2014, 46% of the Company’s debt bears interest at a fixed rate and 54% of the Company’s debt bears interest at variable rates. Therefore, a hypothetical 1.0% (100 basis points) increase in interest rates would result in a $2.8 million decrease in income before income taxes in the Company’s consolidated statement of operations for the first quarter of fiscal 2015.

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
During the first quarter of fiscal 2015, there were no changes to the Company’s internal control over financial reporting (as defined in Rule 13a-15(f) of the Exchange Act) that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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
This Quarterly Report on Form 10-Q (“Quarterly Report”) contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended and Section 21E of the Securities Exchange Act of 1934, as amended, with respect to the financial condition, results of operations and business of the Company. You can find many of these statements by looking for words like “believes,” “plans,” “expects,” “anticipates,” “should,” “will,” “may,” “estimates” or similar expressions in this Quarterly Report or in documents incorporated by reference in this Quarterly Report. These forward-looking statements are subject to numerous assumptions, risks and uncertainties. You should understand that the following important factors, in addition to those discussed elsewhere in this Quarterly Report and in the Company’s Annual Report on Form 10-K for the fiscal year ended June 28, 2014, could affect the Company’s future results of operations, and could cause those results or other outcomes to differ materially from those expressed or implied in the forward-looking statements:

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

•	risks relating to acquisitions and investments;

•	adverse effects on the Company's supply chain, shipping costs, third-party service providers, customers and suppliers, including as a result of issues caused by natural and weather-related disasters;

•	risks related to the Company's information systems, including risks relating to cybersecurity breaches;

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

The discussion of Avnet’s business and operations should be read together with the risk factors contained in Item 1A of its Annual Report on Form 10-K for the fiscal year ended June 28, 2014, which describe various risks and uncertainties to which the Company is or may become subject. These risks and uncertainties have the potential to affect Avnet’s business, financial condition, results of operations, cash flows, strategies or prospects in a material and adverse manner. As of September 27, 2014, there have been no material changes to the risk factors set forth in the Company’s report on Form 10-K for the fiscal year ended June 28, 2014.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds
In August 2011, the Company’s Board of Directors approved the repurchase of up to $500.0 million of the Company’s common stock through a share repurchase program. During August 2012, the Board of Directors approved an additional $250.0 million for the share repurchase program. With this increase, the Company may repurchase up to a total of $750.0 million of the Company's common stock under the share repurchase program. The following table includes, if any, the Company’s monthly purchases of Avnet's common stock during the first quarter ended September 27, 2014, under the share repurchase program, which is part of a publicly announced plan.

	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares That May Yet Be Purchased Under the Plans or Programs
Period
July	—	—	—	$215,860,000
August	253,558	$41.80	253,558	$205,261,000
September	169,861	$42.18	169,861	$198,096,000

Item 6.	Exhibits

Exhibit
Number	Exhibit
10.1	Amendment No. 6 to the Second Amended and Restated Receivables Purchase Agreement (incorporated herein by reference to the Company's Current Report on Form 8-K dated August 21, 2014, Exhibit 10.1).

10.2
Credit Agreement dated as of July 9, 2014, among Avnet, Inc., Bank of America, N.A., as Administrative Agent, and each lender thereto (incorporated herein by reference to the Company's Current Report on Form 8-K dated July 9, 2014, Exhibit 10.1).

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
Kevin Moriarty
Senior Vice President and Chief Financial Officer
Date: October 24, 2014