Form 10-Q
period 2014-12-27
AVNET INC
filed 2015-01-23
CIK 8858

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
______________________
FORM 10-Q
______________________
QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended December 27, 2014
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
As of January 15, 2015, the total number of shares outstanding of the registrant’s Common Stock was 136,374,984 shares, net of treasury shares.

AVNET, INC. AND SUBSIDIARIES

PART I
FINANCIAL INFORMATION

Item 1.	Financial Statements
AVNET, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(Unaudited)

	December 27, 2014	June 28, 2014
	(Thousands, except share amounts)
ASSETS
Current assets:
Cash and cash equivalents	$903,331	$928,971
Receivables, less allowances of $94,327 and $96,382, respectively	5,696,642	5,220,528
Inventories	2,493,576	2,613,363
Prepaid and other current assets	196,111	191,337
Total current assets	9,289,660	8,954,199
Property, plant and equipment, net	541,904	534,999
Goodwill	1,298,805	1,348,468
Intangible assets, net	152,265	184,308
Other assets	208,460	233,543
Total assets	$11,491,094	$11,255,517
LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Short-term debt	$409,184	$865,088
Accounts payable	3,850,295	3,402,369
Accrued expenses and other	672,576	711,369
Total current liabilities	4,932,055	4,978,826
Long-term debt	1,692,307	1,213,814
Other liabilities	161,802	172,684
Total liabilities	6,786,164	6,365,324
Commitments and contingencies (Note 6)
Shareholders’ equity:
Common stock $1.00 par; authorized 300,000,000 shares; issued 135,888,295 shares and 138,285,825 shares, respectively	135,888	138,286
Additional paid-in capital	1,391,463	1,355,663
Retained earnings	3,399,098	3,257,407
Accumulated other comprehensive (loss) income	(220,955)	139,512
Treasury stock at cost, 34,288 shares and 36,836 shares, respectively	(564)	(675)
Total shareholders’ equity	4,704,930	4,890,193
Total liabilities and shareholders’ equity	$11,491,094	$11,255,517
See notes to consolidated financial statements.

AVNET, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

	Second Quarters Ended		Six Months Ended
	December 27, 2014	December 28, 2013	December 27, 2014	December 28, 2013
	(Thousands, except per share data)
Sales	$7,551,880	$7,421,854	$14,391,466	$13,767,329
Cost of sales	6,714,374	6,573,221	12,758,497	12,183,526
Gross profit	837,506	848,633	1,632,969	1,583,803
Selling, general and administrative expenses	573,962	598,619	1,157,908	1,142,703
Restructuring, integration and other expenses	13,257	28,442	31,577	40,541
Operating income	250,287	221,572	443,484	400,559
Other income (expense), net	(5,524)	(4,794)	(7,017)	(3,999)
Interest expense	(24,666)	(28,226)	(48,066)	(55,203)
Gain on legal settlement (Note 6)	—	—	—	19,137
Income before income taxes	220,097	188,552	388,401	360,494
Income tax expense	56,391	63,688	96,749	115,006
Net income	$163,706	$124,864	$291,652	$245,488
Earnings per share:
Basic	$1.20	$0.91	$2.12	$1.78
Diluted	$1.18	$0.89	$2.08	$1.75
Shares used to compute earnings per share:
Basic	136,541	137,702	137,425	137,558
Diluted	138,972	140,144	139,911	139,934
Cash dividends paid per common share	$0.16	$0.15	$0.32	$0.30
See notes to consolidated financial statements.

AVNET, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(Unaudited)

	Second Quarters Ended		Six Months Ended
	December 27, 2014	December 28, 2013	December 27, 2014	December 28, 2013
	(Thousands)
Net income	$163,706	$124,864	$291,652	$245,488
Other comprehensive (loss) income, net of tax:
Foreign currency translation adjustments and other	(158,303)	16,050	(364,036)	107,997
Pension adjustments, net	1,784	3,228	3,569	3,295
Total comprehensive income (loss)	$7,187	$144,142	$(68,815)	$356,780
See notes to consolidated financial statements.

AVNET, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Six Months Ended
	December 27, 2014	December 28, 2013
	(Thousands)
Cash flows from operating activities:
Net income	$291,652	$245,488
Non-cash and other reconciling items:
Depreciation	46,972	44,731
Amortization	21,990	20,903
Deferred income taxes	15,275	11,925
Stock-based compensation	36,130	28,940
Other, net	34,523	51,616
Changes in (net of effects from businesses acquired):
Receivables	(711,060)	(771,728)
Inventories	(5,957)	(158,470)
Accounts payable	583,337	348,521
Accrued expenses and other, net	(88,438)	23,875
Net cash flows provided (used) for operating activities	224,424	(154,199)

Cash flows from financing activities:
Borrowings under accounts receivable securitization program, net	77,000	60,000
(Repayments) borrowings of bank and other debt, net	(37,414)	55,436
Repurchases of common stock (Note 9)	(109,129)	—
Dividends paid on common stock	(43,875)	(41,263)
Other, net	(5,439)	4,293
Net cash flows (used) provided by financing activities	(118,857)	78,466

Cash flows from investing activities:
Purchases of property, plant and equipment	(83,642)	(47,024)
Acquisitions of businesses, net of cash acquired	—	(116,882)
Other, net	(8,795)	1,800
Net cash flows used for investing activities	(92,437)	(162,106)

Effect of exchange rate changes on cash and cash equivalents	(38,770)	7,827

Cash and cash equivalents:
— (decrease)	(25,640)	(230,012)
— at beginning of period	928,971	1,009,343
— at end of period	$903,331	$779,331

Additional cash flow information (Note 11)
See notes to consolidated financial statements.

AVNET, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
1. Basis of presentation and new accounting pronouncements
In the opinion of management, the accompanying unaudited interim consolidated financial statements contain all adjustments necessary to present fairly Avnet, Inc.'s and its consolidated subsidiaries' (the “Company” or “Avnet”) financial position, results of operations, comprehensive income and cash flows. All such adjustments are of a normal recurring nature.
The preparation of financial statements in accordance with generally accepted accounting principles ("GAAP") requires management to make estimates and assumptions that affect the amounts reported in the consolidated financial statements. Actual results may differ from these estimates.
Interim results of operations are not necessarily indicative of the results to be expected for the full fiscal year. The information included in this Form 10-Q should be read in conjunction with the consolidated financial statements and accompanying notes included in the Company’s Annual Report on Form 10-K for the fiscal year ended June 28, 2014.
New accounting pronouncements
In May 2014, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update No. 2014-09, Revenue from Contracts with Customers (“ASU 2014-09”), to supersede nearly all existing revenue recognition guidance under GAAP. The core principles of ASU 2014-09 are to recognize revenues when promised goods or services are transferred to customers in an amount that reflects the consideration that is expected to be received for those goods or services. Application of the requirements of ASU 2014-09 may require more judgment and estimates within the revenue recognition process compared to existing GAAP. ASU 2014-09 is effective for the Company in the first quarter of fiscal 2018 using either of two acceptable adoption methods: (i) retrospective adoption to each prior reporting period presented with the option to elect certain practical expedients as defined within ASU 2014-09; or (ii) adoption with the cumulative effect of initially applying ASU 2014-09 recognized at the date of initial application and providing certain additional disclosures as defined within ASU 2014-09. The Company is currently evaluating the potential impact of the future adoption of ASU 2014-09 on its consolidated financial statements, including the method of adoption to be used.

During the six months ended December 27, 2014 there have been no new accounting pronouncements that are expected to significantly impact the Company's consolidated financial statements.
2. Acquisitions and divestitures

During fiscal 2014, the Company completed three acquisitions with historical annualized revenue of approximately $492.0 million. Cash paid for acquisitions during the first six months of fiscal 2014 was $116.9 million, net of cash acquired. The Company has not disclosed the pro-forma impact of the fiscal 2014 acquisitions as such impact was not material to the Company's consolidated financial position or results of operations.

The aggregate consideration, excluding cash acquired, for the fiscal 2014 acquisitions was $219.7 million, which consisted of the following (in thousands):

Cash paid	$181,645
Contingent consideration	38,081
Total	$219,726

The contingent consideration arrangements stipulate that the Company pay up to a maximum of approximately $50.0 million of additional consideration to the former shareholders of the acquired businesses based upon the achievement of certain future operating results. The Company estimated the fair value of the contingent consideration of $38.1 million using an income approach, which is based on significant inputs, primarily forecasted future operating results of the acquired businesses, not observable in the market and thus represents a Level 3 measurement as defined in ASC 820. The Company adjusts the fair value of contingent consideration through operating expenses if there are changes to the inputs used in the income approach and as a result of the passage of time.

AVNET, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

During the first six months of fiscal 2015 there were no material measurement period adjustments for the fiscal 2014 acquisitions. The Company recognized restructuring, integration, and other expenses associated with the fiscal 2014 acquisitions, which are described further in Note 13.
3. Goodwill and intangible assets
Goodwill

The following table presents the change in goodwill by reportable segment for the six months ended December 27, 2014. All of the accumulated impairment was recognized in fiscal 2009.

	Electronics Marketing	Technology Solutions	Total
	(Thousands)
Gross goodwill	$1,713,567	$1,014,635	$2,728,202
Accumulated impairment	(1,045,110)	(334,624)	(1,379,734)
Carrying value at June 28, 2014	668,457	680,011	1,348,468
Additions	—	—	—
Adjustments	539	7	546
Foreign currency translation	(24,012)	(26,197)	(50,209)
Carrying value at December 27, 2014	$644,984	$653,821	$1,298,805

Gross goodwill	$1,690,094	$988,445	$2,678,539
Accumulated impairment	(1,045,110)	(334,624)	(1,379,734)
Carrying value at December 27, 2014	$644,984	$653,821	$1,298,805

The goodwill additions are a result of businesses acquired (see Note 2) and goodwill adjustments represent the net measurement period adjustments for acquisitions during the related measurement periods.

Intangible Assets

The following table presents the Company’s acquired intangible assets at December 27, 2014 and June 28, 2014, respectively. These intangible assets have a weighted average remaining useful life of approximately 6 years.

	December 27, 2014			June 28, 2014
	Gross Carrying Amount	Accumulated Amortization	Net Book Value	Gross Carrying Amount	Accumulated Amortization	Net Book Value
	(Thousands)
Customer related	$302,591	$(168,624)	$133,967	$319,496	$(155,604)	$163,892
Trade name	5,506	(1,578)	3,928	5,993	(1,555)	4,438
Other	17,206	(2,836)	14,370	18,833	(2,855)	15,978
	$325,303	$(173,038)	$152,265	$344,322	$(160,014)	$184,308

AVNET, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

Intangible asset amortization expense was $10.4 million and $12.5 million for the second quarters of fiscal 2015 and 2014, respectively, and $22.0 million and $20.9 million for the first six months of fiscal 2015 and 2014, respectively. The following table presents the estimated future amortization expense for the remainder of fiscal 2015, the next five fiscal years and thereafter (in thousands):

Fiscal Year
Remainder of fiscal 2015	$21,392
2016	32,780
2017	30,855
2018	22,384
2019	18,789
2020	14,672
Thereafter	11,393
Total	$152,265
4. Debt
Short-term debt consists of the following (in thousands):

	December 27, 2014	June 28, 2014	December 27, 2014	June 28, 2014
	Interest Rate		Carrying Balance
Bank credit facilities and other	4.42%	3.20%	$159,184	$250,088
Accounts receivable securitization program	—	0.60%	—	615,000
Notes due September 1, 2015	6.00%	—	250,000	—
Short-term debt			$409,184	$865,088

Bank credit facilities and other consists of various committed and uncommitted lines of credit and other forms of bank debt with financial institutions utilized primarily to support the working capital requirements of foreign operations.

Long-term debt consists of the following (in thousands):

	December 27, 2014	June 28, 2014	December 27, 2014	June 28, 2014
	Interest Rate		Carrying Balance
Revolving credit facilities:
Accounts receivable securitization program	0.56%	—	$692,000	$—
2014 Credit Facility	3.55%	—	50,000	—
2012 Credit Facility	—	3.55%	—	12,000
Notes due:
September 1, 2015	—	6.00%	—	250,000
September 15, 2016	6.63%	6.63%	300,000	300,000
June 15, 2020	5.88%	5.88%	300,000	300,000
December 1, 2022	4.88%	4.88%	350,000	350,000
Other long-term debt	1.44%	1.40%	2,104	3,867
Long-term debt before discount			1,694,104	1,215,867
Discount on Notes			(1,797)	(2,053)
Long-term debt			$1,692,307	$1,213,814

AVNET, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

In August 2014, the Company amended and extended its accounts receivable securitization program (the “Program”) with a group of financial institutions to allow the Company to transfer, on an ongoing revolving basis, an undivided interest in a designated pool of accounts receivable, to provide security or collateral for borrowings up to a maximum of $900.0 million. The Program does not qualify for sale accounting treatment and, as a result, any borrowings under the Program are recorded as debt on the consolidated balance sheets. Under the Program, the Company legally isolates certain U.S. trade receivables into a wholly-owned bankruptcy remote special purpose entity. Such isolated receivables, which are recorded within “Receivables” in the consolidated balance sheets, totaled $1.65 billion at December 27, 2014 and June 28, 2014. The Program contains certain covenants relating to the quality of the receivables sold. The Program also requires the Company to maintain certain minimum interest coverage and leverage ratios, which the Company was in compliance with as of December 27, 2014. The Program has a two-year term that expires in August 2016. As a result of the two-year term, outstanding borrowings under the Program are classified as long-term debt at December 27, 2014. Interest on borrowings is calculated using a base rate or a commercial paper rate plus a spread of 0.38%. The facility fee is 0.38%.

In July 2014, the Company terminated its existing Credit Facility (the "2012 Credit Facility") and entered into a five-year $1.25 billion senior unsecured revolving credit facility (the “2014 Credit Facility”) with a syndicate of banks, consisting of revolving credit facilities and the issuance of up to $150.0 million of letters of credit, which expires in July 2019. Under the 2014 Credit Facility, the Company may select from various interest rate options, currencies and maturities. The 2014 Credit Facility contains certain covenants including various limitations on debt incurrence, share repurchases, dividends, investments and capital expenditures. The 2014 Credit Facility also includes financial covenants requiring the Company to maintain minimum interest coverage and leverage ratios, which the Company was in compliance with as of December 27, 2014. At December 27, 2014, there were $2.0 million in letters of credit issued under the 2014 Credit Facility. At June 28, 2014, there were $2.0 million in letters of credit issued under the 2012 Credit Facility.
At December 27, 2014, the carrying value and fair value of the Company’s total debt was $2.10 billion and $2.19 billion, respectively. At June 28, 2014, the carrying value and fair value of the Company's total debt was $2.08 billion and $2.19 billion, respectively. Fair value was estimated primarily based upon quoted market prices.
5. Derivative financial instruments
Many of the Company’s subsidiaries purchase and sell products in currencies other than their functional currencies. This subjects the Company to the risks associated with fluctuations in foreign currency exchange rates. The Company reduces this risk by utilizing natural hedging (i.e., offsetting receivables and payables) as well as by creating offsetting positions through the use of derivative financial instruments, primarily forward foreign exchange contracts typically with maturities of less than sixty days (“economic hedges”). The Company continues to have exposure to foreign currency risks to the extent they are not hedged. The Company adjusts any economic hedges to fair value through the consolidated statements of operations primarily within “other income (expense), net.” Therefore, the changes in valuation of the underlying items being economically hedged are offset by the changes in fair value of the forward foreign exchange contracts. The fair value of forward foreign exchange contracts, which are based upon Level 2 criteria under the ASC 820 fair value hierarchy, are classified in the captions “other current assets” or “accrued expenses and other,” as applicable, in the accompanying consolidated balance sheets and were not material as of December 27, 2014 and June 28, 2014. The Company did not have material gains or losses related to the forward foreign exchange contracts during the second quarters and first six months of fiscal 2015 and fiscal 2014.
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
7. Income taxes
The Company’s effective tax rate on its income before income taxes was 25.6% in the second quarter of fiscal 2015 as compared with 33.8% in the second quarter of fiscal 2014. During the second quarter of fiscal 2015, the Company's effective tax rate was favorably impacted primarily by the mix of income in lower tax rate jurisdictions and the release of reserves related to the settlement of an audit in a foreign jurisdiction. During the second quarter of fiscal 2014, the Company's effective tax rate was unfavorably impacted primarily by increases to valuation allowances and reserves, as well as an investment in a foreign subsidiary.
For the first six months of fiscal 2015 and 2014, the Company's effective tax rate was 24.9% and 31.9%, respectively. The effective tax rate for the first six months of fiscal 2015 was favorably impacted by the mix of income in lower tax rate jurisdictions and the release of reserves, primarily related to the formal deregistration of a foreign branch and the settlement of an audit in a foreign jurisdiction. The effective tax rate for the first six months of fiscal 2014 was unfavorably impacted primarily by increases to valuation allowances and reserves.
The Company applies the guidance in ASC 740, which requires management to use its judgment to the appropriate weighting of all available evidence when assessing the need for the establishment or the release of valuation allowances. As part of this analysis, the Company examines all available evidence on a jurisdiction by jurisdiction basis and weighs the positive and negative evidence when determining the need for full or partial valuation allowances. The evidence considered for each jurisdiction includes, among other items: (i) the historic levels of income or losses over a range of time periods, which may extend beyond the most recent three fiscal years depending upon the historical volatility of income in an individual jurisdiction; (ii) expectations and risks associated with underlying estimates of future taxable income, including considering the historical trend of down-cycles in the semiconductor and related industries; and (iii) prudent and feasible tax planning strategies.
As of the end of fiscal 2014, the Company had a partial valuation allowance against significant net operating loss carry-forward deferred tax assets related to a legal entity in Europe due to, among several other factors, a history of losses in that entity. In recent fiscal years, such entity has been experiencing improved earnings, which required the partial release of the valuation allowance to the extent such entity has projected future taxable income. ASC 740 requires a preponderance of positive evidence in order to reach a conclusion to release all or a portion of a valuation allowance when negative evidence exists. The Company continues to evaluate the need for a valuation allowance against these deferred tax assets and will adjust the valuation allowance as appropriate, which, if reduced, could result in a significant decrease to the effective tax rate in the period of the adjustment.
8. Pension plan
The Company has a noncontributory defined benefit pension plan (the “Plan”) for which the components of net periodic pension costs during the second quarters and six months ended December 27, 2014 and December 28, 2013 were as follows:

AVNET, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

	Second Quarters Ended		Six Months Ended
	December 27, 2014	December 28, 2013	December 27, 2014	December 28, 2013
	(Thousands)
Service cost	$9,873	$9,183	$19,746	$18,366
Interest cost	4,449	4,289	8,898	8,578
Expected return on plan assets	(9,055)	(7,727)	(18,110)	(15,454)
Recognized net actuarial loss	3,251	3,171	6,502	6,342
Amortization of prior service credit	(393)	(393)	(786)	(786)
Net periodic pension cost	$8,125	$8,523	$16,250	$17,046

The Company made contributions to the Plan of $20.0 million during the first six months of fiscal 2015. The Company expects to make an additional contribution to the Plan of $10.0 million in each of the remaining quarters of the fiscal year.

The Plan meets the definition of a defined benefit plan and as a result, the Company must apply ASC 715 pension accounting to the Plan. The Plan itself, however, is a cash balance plan that is similar in nature to a defined contribution plan in that a participant's benefit is defined in terms of a stated account balance. A cash balance plan provides the Company with the benefit of applying any excess earnings on the Plan’s investments toward the Company’s future cash funding obligations.

Amounts reclassified out of accumulated other comprehensive income (loss), net of tax, to operating expenses during the first six months of fiscal 2015 and fiscal 2014 were not material and substantially all related to net periodic pension costs including recognition of actuarial losses and amortization of prior service credits.
9. Shareholders' equity
Share repurchase program
In November 2014, the Company’s Board of Directors authorized a $250.0 million increase in the Company's existing share repurchase program. With this increase, the Company may repurchase up to $1.0 billion of common stock in the open market or through privately negotiated transactions. The timing and actual number of shares purchased will depend on a variety of factors such as share price, corporate and regulatory requirements, and prevailing market conditions. During the second quarter of fiscal 2015, the Company repurchased 2.3 million shares under this program at an average market price of $39.86 per share for a total cost of $91.0 million. Since the beginning of the repurchase program through the end of the second quarter of fiscal 2015, the Company has repurchased 20.8 million shares at an aggregate cost of $642.9 million, and $357.1 million remained available for future repurchases under the share repurchase program.
Common stock dividend
In November 2014, the Company's Board of Directors approved a dividend of $0.16 per common share and dividend payments of $21.8 million were made in December 2014. During the six months ended December 27, 2014, the Company has paid dividends of $0.32 per common share and $43.9 million in total.

AVNET, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

10. Earnings per share

	Second Quarters Ended		Six Months Ended
	December 27, 2014	December 28, 2013	December 27, 2014	December 28, 2013
	(Thousands, except per share data)
Numerator:
Net income	$163,706	$124,864	$291,652	$245,488
Denominator:
Weighted average common shares for basic earnings per share	136,541	137,702	137,425	137,558
Net effect of dilutive stock option, restricted stock and performance share awards	2,431	2,442	2,486	2,376
Weighted average common shares for diluted earnings per share	138,972	140,144	139,911	139,934

Basic earnings per share	$1.20	$0.91	$2.12	$1.78
Diluted earnings per share	$1.18	$0.89	$2.08	$1.75

Stock options excluded from earnings per share calculation due to anti-dilutive effect	—	—	—	—

11. Additional cash flow information

Interest and income taxes paid in the six months ended December 27, 2014 and December 28, 2013 were as follows:

	Six Months Ended
	December 27, 2014	December 28, 2013
	(Thousands)
Interest paid	$50,355	$54,783
Income taxes paid	$86,486	$99,357
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

	Second Quarters Ended		Six Months Ended
	December 27, 2014	December 28, 2013	December 27, 2014	December 28, 2013
	(Thousands)
Sales:
Electronics Marketing	$4,435,190	$4,154,783	$8,809,285	$8,092,907
Technology Solutions	3,116,690	3,267,071	5,582,181	5,674,422
	$7,551,880	$7,421,854	$14,391,466	$13,767,329
Operating income (expense):
Electronics Marketing	$191,449	$171,685	$394,160	$347,468
Technology Solutions	117,582	120,225	179,974	182,816
Corporate	(34,435)	(28,702)	(75,813)	(67,596)
	274,596	263,208	498,321	462,688
Restructuring, integration and other expenses (Note 13)	(13,257)	(28,442)	(31,577)	(40,541)
Amortization of acquired intangible assets and other	(11,052)	(13,194)	(23,260)	(21,588)
	$250,287	$221,572	$443,484	$400,559
Sales, by geographic area:
Americas (1)	$3,051,888	$3,063,643	$5,699,008	$5,552,311
EMEA (2)	2,062,052	2,152,921	4,037,431	3,945,010
Asia/Pacific (3)	2,437,940	2,205,290	4,655,027	4,270,008
	$7,551,880	$7,421,854	$14,391,466	$13,767,329
_____________________

(1)
Includes sales from the United States of $2.70 billion and $2.69 billion for the quarters ended December 27, 2014, and December 28, 2013, respectively. Includes sales in the United States of $5.06 billion and $4.93 billion for the first six months of fiscal 2015 and 2014, respectively.

(2)
Includes sales from Germany and the United Kingdom of $787.8 million and $384.8 million, respectively, for the quarter ended December 27, 2014 and $1.53 billion and $745.2 million, respectively, for the first six months of fiscal 2015. Includes sales from Germany and the United Kingdom of $921.7 million and $355.8 million, respectively, for the quarter ended December 28, 2013, and $1.64 billion and $640.8 million, respectively, for the first six months of fiscal 2014.

(3)
Includes sales from China (including Hong Kong) and Taiwan of $727.1 million and $1.01 billion, respectively, for the quarter ended December 27, 2014, and $1.47 billion and $1.82 billion, respectively, for the first six months of fiscal 2015. Includes sales from China (including Hong Kong) and Taiwan of $728.2 million and $767.3 million, respectively, for the quarter ended December 28, 2013, and $1.46 billion and $1.40 billion, respectively, for the first six months of fiscal 2014.

AVNET, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

	December 27, 2014	June 28, 2014
	(Thousands)
Assets:
Electronics Marketing	$6,558,336	$6,840,166
Technology Solutions	4,421,508	4,140,230
Corporate	511,250	275,121
	$11,491,094	$11,255,517
Property, plant, and equipment, net, by geographic area:
Americas (1)	$338,476	$306,167
EMEA (2)	174,859	199,374
Asia/Pacific	28,569	29,458
	$541,904	$534,999
_____________________

(1)	Includes property, plant and equipment, net, of $330.9 million and $298.1 million as of December 27, 2014 and June 28, 2014, respectively, in the United States.

(2)
Includes property, plant and equipment, net, of $84.4 million and $54.9 million in Germany and Belgium, respectively, as of December 27, 2014 and $95.5 million and $61.0 million in Germany and Belgium, respectively, as of June 28, 2014.

13. Restructuring, integration and other expenses
Fiscal 2015

During the second quarter and first six months of fiscal 2015, the Company took certain actions in an effort to reduce future operating expenses. In addition, the Company incurred integration and other costs primarily associated with the integration of acquisitions and certain global and regional businesses. The following table presents the restructuring, integration and other expenses recorded during the second quarter and first six months of fiscal 2015:

	Second Quarter Ended December 27, 2014	Six Months Ended December 27, 2014
	(Thousands, except per share data)
Restructuring expenses	$6,579	$17,352
Integration costs	4,024	10,290
Other costs including acquisition costs	2,064	3,713
Changes in estimates for prior restructuring liabilities	590	222
Restructuring, integration and other expenses before tax	$13,257	$31,577
Restructuring, integration and other expenses after tax	$10,188	$23,348
Restructuring, integration and other expenses per share on a diluted basis	$0.07	$0.16

AVNET, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

The activity related to the restructuring liabilities established and other associated expenses incurred during fiscal 2015 is presented in the following table:

	Severance	Facility Exit Costs and Asset Impairments	Other	Total
	(Thousands)
Fiscal 2015 restructuring expenses	$5,799	$10,139	$1,414	$17,352
Cash payments	(4,038)	(2,724)	—	(6,762)
Non-cash amounts	—	(1,915)	(1,414)	(3,329)
Other, principally foreign currency translation	(70)	(68)	—	(138)
Balance at December 27, 2014	$1,691	$5,432	$—	$7,123

Severance expense recorded in the first six months of fiscal 2015 related to the reduction of over 150 employees, primarily in business support functions, in connection with cost reduction actions taken in both operating groups. Facility exit costs primarily consist of liabilities for remaining lease obligations and the impairment of long-lived assets for locations and information technology hardware and software the Company has divested or has ceased using. Other restructuring costs related primarily to other miscellaneous restructuring and exit costs. Of the $17.4 million in restructuring expenses recorded during the first six months of fiscal 2015, $9.6 million related to EM and $7.8 million related to TS. As of December 27, 2014, the Company expects the majority of the remaining severance and facility exit costs to be paid by the end of fiscal 2015.

Integration costs are primarily related to the integration of acquired businesses, integration of global or regional businesses and specific and incremental costs incurred as part of the consolidation, relocation and closure of warehouse and office facilities. Integration costs also include consulting costs for information technology system and business operation integration assistance, legal fees, travel, meeting, marketing and communication costs that are incrementally incurred as a result of such integration activities. Also included in integration costs are incremental salary costs specific to integration, consolidation and closure activities. Other costs consist primarily of professional fees incurred for acquisitions, additional costs incurred for businesses divested or exited in current or prior periods, any ongoing facilities operating costs associated with the consolidation, relocation and closure of facilities once such facilities have been vacated or substantially vacated, and other miscellaneous costs that relate to restructuring, integration and other expenses. Integration and other costs in the first six months of fiscal 2015 were comprised of many different costs, none of which were individually material.

Fiscal 2014
During fiscal 2014, the Company incurred restructuring expenses related to various restructuring actions intended to achieve planned synergies from acquired businesses and to reduce future operating expenses. The following table presents the activity during the first six months of fiscal 2015 related to the remaining restructuring liabilities established during fiscal 2014:

	Severance	Facility Exit Costs and Asset Impairments	Other	Total
	(Thousands)
Balance at June 28, 2014	$23,744	$3,697	$344	$27,785
Cash payments	(14,934)	(983)	(1)	(15,918)
Changes in estimates, net	431	186	—	617
Non-cash amounts	(92)	(824)	—	(916)
Other, principally foreign currency translation	(985)	(188)	—	(1,173)
Balance at December 27, 2014	$8,164	$1,888	$343	$10,395

As of December 27, 2014, the Company expects the majority of the remaining severance, facility exit costs and other liabilities to be paid by the end of fiscal 2015.

AVNET, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

Fiscal 2013 and prior
As of June 28, 2014, there were $13.1 million of restructuring liabilities remaining related to restructuring actions taken in fiscal years 2013 and prior, the majority of which relates to facility exit costs. The remaining balance for such historical restructuring actions as of December 27, 2014 was $7.7 million, which is expected to be paid by the end of fiscal 2016.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations
For a description of the Company’s critical accounting policies and an understanding of the significant factors that influenced the Company’s performance during the quarter ended December 27, 2014, this Management’s Discussion and Analysis of Financial Condition and Results of Operations (“MD&A”) should be read in conjunction with the consolidated financial statements, including the related notes, appearing in Item 1 of this Report, as well as the Company’s Annual Report on Form 10-K for the fiscal year ended June 28, 2014.
There are references to the impact of foreign currency translation in the discussion of the Company’s results of operations. When the U.S. Dollar strengthens and the stronger exchange rates of the current year are used to translate the results of operations of Avnet’s subsidiaries denominated in foreign currencies, the resulting impact is a decrease in U.S. Dollars of reported results. Conversely, when the U.S. Dollar weakens and the weaker exchange rates of the current year are used to translate the results of operations of Avnet’s subsidiaries denominated in foreign currencies, the resulting impact is an increase in U.S. Dollars of reported results. In the discussion that follows, results excluding this impact, primarily for Europe, the Middle East and Africa ("EMEA"), are referred to as “excluding the translation impact of changes in foreign currency exchange rates” or “constant currency.”
In addition to disclosing financial results that are determined in accordance with U.S. generally accepted accounting principles (“GAAP”), the Company also discloses certain non-GAAP financial information, including:

•
Sales, income or expense items excluding the translation impact of changes in foreign currency exchange rates by adjusting the exchange rates used in current periods to be consistent with the exchange rates in effect during prior periods, as discussed above.

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

The reconciliation of operating income to adjusted operating income is presented in the following table:

	Second Quarters Ended		Six Months Ended
	December 27, 2014	December 28, 2013	December 27, 2014	December 28, 2013
	(Thousands)
Operating income	$250,287	$221,572	$443,484	$400,559
Restructuring, integration and other expenses	13,257	28,442	31,577	40,541
Amortization of acquired intangible assets and other	11,052	13,194	23,260	21,588
Adjusted operating income	$274,596	$263,208	$498,321	$462,688

Management believes that providing this additional information is useful to the financial statement reader to better assess and understand operating performance, especially when comparing results with prior periods or forecasting performance for future periods, primarily because management typically monitors the business both including and excluding these adjustments to GAAP results. Management also uses these non-GAAP measures to establish operational goals and, in some cases, for measuring performance for compensation purposes. However, any analysis of results on a non-GAAP basis should be used as a complement to, and in conjunction with, results presented in accordance with GAAP.

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
Avnet has two primary operating groups — EM and TS. Both operating groups have operations in each of the three major economic regions of the world: the Americas; EMEA; and Asia/Pacific, consisting of Asia, Australia and New Zealand (“Asia” or “Asia/Pac”). A summary of each operating group is provided in Note 12, “Segment information” to the Company's consolidated financial statements included in this Quarterly Report on Form 10-Q.
Results of Operations
Executive Summary
Sales for the second quarter of fiscal 2015 were $7.55 billion, as compared to the second quarter of fiscal 2014 sales of $7.42 billion. The increase in year-over-year sales of $130.0 million was primarily the result of a $280.4 million increase at EM, primarily due to the Asia region, partially offset by a $150.4 million decrease at TS driven by the EMEA and Asia regions.
Gross profit margin of 11.1% decreased 34 basis points compared to the second quarter of fiscal 2014 as a result of gross profit margin declines in both operating groups.
The Company's operating income margin was 3.3% in the second quarter of fiscal 2015 as compared with 3.0% in the second quarter of fiscal 2014. Excluding restructuring, integration and other expenses, as well as amortization expense from acquired intangibles from both periods, adjusted operating income margin was 3.6% in the second quarter of fiscal 2015 as compared to 3.6% in the second quarter of fiscal 2014. EM operating income margin increased 19 basis points year over year to 4.3%. The increase in EM operating income margin was primarily due to sales growth and reductions in operating expenses from the impact of restructuring actions. TS operating income margin increased by 9 basis points year over year to 3.8% primarily due to reductions in operating expenses from the impact of restructuring actions.
During the second quarter of fiscal 2015, the Company generated $265.1 million of cash from operating activities compared to a use of cash from operating activities of $28.0 million in the second quarter of 2014. The increase in cash flows from operating activities was primarily the result of improved working capital management.

Sales
The table below provides the year-over-year comparison of reported second quarter sales for Avnet and the EM and TS operating groups to organic sales to allow readers to better understand and assess the Company's sales performance by operating group and region.

	As Reported and Organic Q2-Fiscal 2015	As Reported and Organic Q2-Fiscal 2014	As Reported and Organic Year-Year % Change

	(Dollars in thousands)
Avnet, Inc.	$7,551,880	$7,421,854	1.8%
EM	4,435,190	4,154,783	6.8
TS	3,116,690	3,267,071	(4.6)
EM
Americas	$1,200,871	$1,204,442	(0.3)%
EMEA	1,205,310	1,216,986	(1.0)
Asia/Pacific	2,029,009	1,733,355	17.1
TS
Americas	$1,851,017	$1,859,201	(0.4)%
EMEA	856,742	935,935	(8.5)
Asia/Pacific	408,931	471,935	(13.4)
Totals by Region
Americas	$3,051,888	$3,063,643	(0.4)%
EMEA	2,062,052	2,152,921	(4.2)
Asia/Pacific	2,437,940	2,205,290	10.6

The following table presents the reconciliation of reported sales to organic sales for the second quarter and first six months of fiscal 2014.

	Second Quarter Ended	Six Months Ended
	As Reported and Organic - Fiscal 2014	As Reported Fiscal 2014	Acquisitions/ Divestitures (1)	Organic Sales - Fiscal 2014
		(Thousands)
Avnet, Inc.	7,421,854	$13,767,329	$119,950	$13,887,279
EM	4,154,783	8,092,907	119,950	8,212,857
EM EMEA	1,216,986	2,314,828	119,950	2,434,778

_____________________

(1)	Includes the acquisition of MSC Investoren GmbH (“MSC”), in October 2013 in the EM EMEA region, which impacted the year-over-year sales comparisons.
Avnet sales for the second quarter of fiscal 2015 were $7.55 billion, an increase of 1.8%, or $130.0 million, from the second quarter of fiscal 2014 sales of $7.42 billion. Avnet sales increased 4.6% year over year in constant currency.
EM sales of $4.44 billion in the second quarter of fiscal 2015 increased 6.7% from the second quarter of fiscal 2014 sales of $4.15 billion. EM sales in constant currency increased 9.7% year over year, primarily due to sales growth in the EMEA and Asia regions. On a regional basis, EMEA sales in constant currency increased 7.1% year over year primarily due to increased sales volume compared to the second quarter of fiscal 2014. Asia sales increased 17.1% year over year, which was primarily due to increased supply chain fulfillment sales compared to the second quarter of fiscal 2014.
TS sales of $3.12 billion in the second quarter of fiscal 2015 decreased 4.6% from the second quarter of fiscal 2014 sales of $3.27 billion. TS sales in constant currency decreased 2.0% year over year. On a regional basis, sales in Asia declined 13.4% primarily due to weaker sales of computing components. EMEA sales in constant currency declined 3.0% primarily due to lower demand.
Avnet sales for the first six months of fiscal 2015 were $14.39 billion, an increase of 4.5% as compared with sales of $13.77 billion for the first six months of fiscal 2014. EM sales of $8.80 billion for the first six months of fiscal 2015 increased 8.9% as compared with the first six months of fiscal 2014 sales of $8.09 billion. TS sales of $5.58 billion for the first six months of fiscal 2015 decreased 1.6% as compared with the first six months of fiscal 2014 sales of $5.67 billion.
Gross Profit and Gross Profit Margins
Avnet gross profit for the second quarter of fiscal 2015 was $837.5 million, a decrease of $11.1 million, or 1.3%, from the second quarter of fiscal 2014 gross profit of $848.6 million, primarily due to a decline in gross profit margin, partially offset by the increase in sales as described further above. Avnet gross profit margin of 11.1% decreased 34 basis points from the second quarter of fiscal 2014. EM gross profit margin decreased year over year primarily as a result of a decrease in the Asia region due to an increase in supply chain fulfillment sales, partially offset by an increase in the EMEA region. TS gross profit margin decreased year over year as improvements in Asia and EMEA were offset by a decline in the Americas region driven primarily by product mix.
Avnet gross profit and gross profit margins were $1.63 billion and 11.4%, respectively, for the first six months of fiscal 2015 as compared with $1.58 billion and 11.5%, respectively for the first six months of fiscal 2014. The increase in gross profit was driven by an increase in sales as discussed above, partially offset by a decline in gross profit margin. The year over year decrease in gross profit margin of 15 basis points was the result of declines in both operating groups.
Selling, General and Administrative Expenses
Selling, general and administrative expenses (“SG&A expenses”) were $574.0 million in the second quarter of fiscal 2015, a decrease of $24.7 million, or 4.1%, from the second quarter of fiscal 2014. Of this amount, $21.7 million related to the translation impact of changes in foreign currency exchange rates between the periods. The remaining decrease of $3.0 million was due to net decreases in SG&A expenses due to the realization of cost savings from prior restructuring actions, partially offset by increases in SG&A expenses to fund organic growth and other costs.
Metrics that management monitors with respect to its operating expenses are SG&A expenses as a percentage of sales and as a percentage of gross profit. In the second quarter of fiscal 2015, SG&A expenses as a percentage of sales were 7.6% and as a percentage of gross profit were 68.5% as compared with 8.1% and 70.5%, respectively, in the second quarter of fiscal 2014. SG&A expenses, excluding amortization of acquired intangibles, as a percentage of gross profit at EM decreased 302 basis points year over year reflecting sales growth and improved operating leverage from restructuring actions. SG&A expenses at TS, excluding amortization of acquired intangibles, as a percentage of gross profit decreased 172 basis points year over year, primarily as a result of savings realized from restructuring actions.
SG&A expenses for the first six months of fiscal 2015 were $1.16 billion, or 8.1% of Avnet sales, as compared with $1.14 billion, or 8.3% of Avnet sales, in the first six months of fiscal 2014. SG&A expenses were 70.9% of gross profit in the first six months of 2015 as compared with 72.1% in the first six months of fiscal 2014.
Restructuring, Integration and Other Expenses
During the second quarter of fiscal 2015, the Company incurred restructuring expenses related to certain actions intended to reduce future operating expenses. The Company also incurred integration and other costs primarily associated with the integration of acquisitions and certain global and regional businesses. As a result, the Company recorded restructuring, integration and other expenses of $13.3 million during the second quarter of fiscal 2015, including restructuring costs of $6.6 million, integration costs of $4.0 million, other costs of $2.1 million and a net expense for changes in estimates for costs associated with previous restructuring actions of $0.6 million. The after tax impact of restructuring, integration, and other expenses for the second quarter of fiscal 2015 was $10.2 million and $0.07 per share on a diluted basis. When all such restructuring actions are substantially complete the Company expects to realize approximately $6.0 million in incremental annualized operating cost savings. When realized, the incremental annualized cost savings are expected to benefit the EM operating group by approximately $2.0 million and the TS operating group by approximately $4.0 million.
During the first six months of fiscal 2015, the Company incurred restructuring, integration and other expenses of $31.6 million, including restructuring costs of $17.4 million, integration costs of $10.3 million, other costs of $3.7 million and a net expense for changes in estimates for costs associated with previous restructuring actions of $0.2 million. The after tax impact of restructuring, integration and other expenses for the first six months of fiscal 2015 was $23.3 million and $0.16 per share on a diluted basis.
Comparatively, in the second quarter of fiscal 2014, restructuring, integration and other expenses were $28.4 million. The after tax impact of restructuring, integration, and other expenses was $21.7 million and $0.15 per share on a diluted basis.

In the first six months of fiscal 2014, restructuring, integration and other expenses were $40.5 million. The after tax impact of restructuring, integration, and other expenses for the first six months of fiscal 2014 was $30.6 million and $0.22 per share on a diluted basis.
See Note 13, “Restructuring, integration and other expenses” to the Company's consolidated financial statements included in this Quarterly Report on Form 10-Q for additional information related to restructuring, integration and other expenses.
Operating Income
During the second quarter of fiscal 2015, the Company generated operating income of $250.3 million, representing a 13.0% increase compared to the second quarter of fiscal 2014 operating income of $221.6 million. Both periods included restructuring, integration and other expenses as described further above. Both periods also included amortization expense and other associated with acquired intangible assets. Excluding these amounts from both periods, adjusted operating income was $274.6 million, or 3.6% of sales, in the second quarter of fiscal 2015 as compared with $263.2 million, or 3.6% of sales, in the second quarter of fiscal 2014. EM operating income of $191.4 million increased 11.5% year over year and operating income margin increased 19 basis points year over year to 4.3%. The increase in EM operating income margin was primarily due to the impact of sales growth and restructuring actions, partially offset by a decrease in gross profit margin primarily due to more sales in the lower margin Asia region as a result of an increase in supply chain fulfillment sales. TS operating income of $117.6 million decreased 2.2% year over year and operating income margin increased 9 basis points year over year to 3.8%. The increase in TS operating income margin was primarily due to the decrease in operating expenses, partially offset by a decrease in gross profit margin.
Operating income for the first six months of 2015 was $443.5 million, or 3.1% of Avnet sales, as compared with $400.6 million, or 2.9% of Avnet sales for the first six months of 2014.
Interest Expense and Other Income (Expense), Net
Interest expense in the second quarter of fiscal 2015 was $24.7 million, a decrease of $3.6 million or 12.6%, as compared with interest expense of $28.2 million in the second quarter of fiscal 2014. The decrease in interest expense for the second quarter of fiscal 2015 was primarily due to the repayment at maturity of the 5.875% Notes due March 2014 and a corresponding lower average borrowing rate in the second quarter of fiscal 2015.
During the second quarter of fiscal 2015, the Company incurred $5.5 million of other expense as compared with $4.8 million of other expense in the second quarter of fiscal 2014. The increase in other expense was primarily due to an increase in foreign currency exchange losses in the second quarter of fiscal 2015. During the first six months of fiscal 2015, the Company recognized $7.0 million of other expenses as compared with $4.0 million of other expenses in the first six months of fiscal 2014.
Gain on Legal Settlement
During the first quarter of fiscal 2014, the Company received an award payment and recognized a gain on legal settlement of $19.1 million before tax, $11.7 million after tax and $0.08 per share on a diluted basis.
Income Tax Expense
The Company’s effective tax rate on its income before income taxes was 25.6% in the second quarter of fiscal 2015 as compared with 33.8% in the second quarter of fiscal 2014. During the second quarter of fiscal 2015, the Company's effective tax rate was favorably impacted primarily by the mix of income in lower tax rate jurisdictions and the release of reserves related to the settlement of an audit in a foreign jurisdiction. During the second quarter of fiscal 2014, the Company's effective tax rate was unfavorably impacted primarily by increases to valuation allowances and reserves,as well as an investment in a foreign subsidiary.
For the first six months of fiscal 2015 and 2014, the Company's effective tax rate was 24.9% and 31.9%, respectively. The effective tax rate for the first six months of fiscal 2015 was favorably impacted by the mix of income in lower tax rate jurisdictions and the release of reserves, primarily related to the formal deregistration of a foreign branch and the settlement of an audit in a foreign jurisdiction. The effective tax rate for the first six months of fiscal 2014 was unfavorably impacted primarily by increases to valuation allowances and reserves.
See Note 7, “Income taxes” to the Company’s consolidated financial statements included in this Quarterly Report on Form 10-Q for additional information on the Company's effective tax rate.

Net Income
As a result of the factors described in the preceding sections of this MD&A, the Company’s net income for the second quarter of fiscal 2015 was $163.7 million, or $1.18 per share on a diluted basis, as compared with $124.9 million, or $0.89 per share on a diluted basis, in the second quarter of fiscal 2014.
As a result of the factors described in the preceding sections of this MD&A, the Company’s net income for the first six months of fiscal 2015 was $291.7 million, or $2.08 per share on a diluted basis, as compared with $245.5 million, or $1.75 per share on a diluted basis, for the first six months of fiscal 2014.
LIQUIDITY AND CAPITAL RESOURCES
Cash Flow
Cash Flow from Operating Activities
During the first six months of fiscal 2015, the Company generated $224.4 million of cash from its operating activities compared to a use of $154.2 million in the first six months of fiscal 2014. These operating cash flows are comprised of: (i) cash flow generated from net income, adjusted for the impact of non-cash and other items, which includes depreciation and amortization expenses, deferred income taxes, stock-based compensation expense and other non-cash items (primarily, provisions for doubtful accounts and periodic pension costs) and (ii) cash flows used for, or generated from, working capital and other, excluding cash and cash equivalents. Cash used for working capital and other was $222.1 million during the first six months of fiscal 2015, including increases in inventories of $6.0 million and accounts receivable of $711.1 million and a decrease in accrued expenses and other of $88.4 million, partially offset by an increase accounts payable of $583.3 million. Comparatively, cash used by working capital and other was $557.8 million during the first six months of fiscal 2014, including an increase in inventories of $158.5 million and accounts receivable of $771.7 million, partially offset by increases in accounts payable of $348.5 million and accrued expenses and other of $23.9 million.
Cash Flow from Financing Activities
During the first six months of fiscal 2015, the Company received net proceeds of $77.0 million under the Company's accounts receivable securitization program and made net repayments of $37.4 million for bank and other debt. During the first six months of fiscal 2015, the Company paid dividends on common stock of $43.9 million and repurchased $109.1 million of common stock.
During the first six months of fiscal 2014, the Company received net proceeds of $55.4 million from borrowings of bank and other debt and $60.0 million under the Company's accounts receivable securitization program. During the first six months of fiscal 2014, the Company paid dividends on common stock of $41.3 million.
Cash Flow from Investing Activities
During the first six months of fiscal 2015, the Company used $83.6 million for capital expenditures primarily related to information system development costs and computer hardware and software purchases and $8.8 million for other investing activities.
During the first six months of fiscal 2014, the Company used $116.9 million of cash for acquisitions, net of cash acquired. During the first six months of fiscal 2014, the Company also used $47.0 million for capital expenditures primarily related to information system development costs and computer hardware and software purchases.
Contractual Obligations

For a detailed description of the Company’s long-term debt and lease commitments for the next five years and thereafter, see Long-Term Contractual Obligations appearing in Item 7 of the Company’s Annual Report on Form 10-K for the fiscal year ended June 28, 2014. With the exception of the Company’s debt transactions discussed herein, there are no material changes to this information outside of normal borrowings and repayments on long-term debt and lease payments. The Company does not currently have any material commitments for capital expenditures.

Financing Transactions
See Note 4, “Debt financing” to the Company’s consolidated financial statements included in this Quarterly Report on Form 10-Q for additional information on financing transactions including the 2014 Credit Facility, the Program and the outstanding Notes as of December 27, 2014. The Company was in compliance with all covenants under the 2014 Credit Facility and the Program as of December 27, 2014.

The Company has several lines of credit and other forms of bank debt in various foreign locations to fund the short-term working capital, foreign exchange, overdraft and letter of credit needs of its wholly owned subsidiaries in EMEA, Asia and Latin America. Avnet generally guarantees its subsidiaries’ obligations under these facilities.
Liquidity
The Company held cash and cash equivalents of $903.3 million as of December 27, 2014, of which $812.7 million was held outside the United States. As of June 28, 2014, the Company held cash and cash equivalents of $929.0 million, of which $815.4 million was held outside of the United States.
As of the end of the second quarter of fiscal 2015, the Company had a combined total borrowing capacity of $2.15 billion under the 2014 Credit Facility and the Program. There were $50.0 million in borrowings outstanding and $2.0 million in letters of credit issued under the 2014 Credit Facility and $692.0 million in borrowings outstanding under the Program, resulting in approximately $1.41 billion of availability as of December 27, 2014. Availability under the Program is subject to the Company having sufficient eligible receivables to support desired borrowings. During the second quarter and first six months of fiscal 2015, the Company had an average daily balance outstanding under the 2014 Credit Facility of approximately $54.0 million and $30.0 million, respectively, and approximately $823.0 million and $770.0 million, respectively, under the Program. During the second quarter and first six months of fiscal 2014, the Company had an average daily balance outstanding under the 2012 Credit Facility of approximately $5.0 million, and approximately $445.0 million and $430.0 million, respectively, under the Program.
During periods of weakening demand in the electronic components and enterprise computer solutions industries, the Company typically generates cash from operating activities. Conversely, the Company is more likely to use operating cash flows for working capital requirements during periods of higher growth. During the second quarter of fiscal 2015, the Company generated $265.1 million from operating activities. The Company generated $616.0 million from operating activities over the trailing four fiscal quarters ended December 27, 2014.
Liquidity is subject to many factors, such as normal business operations as well as general economic, financial, competitive, legislative, and regulatory factors that are beyond the Company’s control. Cash balances generated and held in foreign locations are used for ongoing working capital, capital expenditure needs and to support acquisitions. These balances are currently expected to be permanently reinvested outside the United States. If these funds were needed for general corporate use in the United States, the Company would incur significant income taxes to repatriate cash held in foreign locations. In addition, local government regulations may restrict the Company’s ability to move funds among various locations under certain circumstances. Management believes that in the United States and globally, current cash on hand, available borrowing capacity and the Company’s expected ability to generate operating cash flows are sufficient for the Company to pursue its intended business strategy. The Company also may issue debt or equity securities in the future and management believes the Company will have adequate access to the capital markets, if needed.
The Company has made, and expects to continue to make, strategic investments through acquisition activity to the extent the investments strengthen Avnet’s competitive position and meet management’s return on capital thresholds. In addition to continuing to make investments in acquisitions, as of December 27, 2014, the Company expects to repurchase up to an aggregate of $357.1 million of shares of the Company’s common stock through a $1.00 billion share repurchase program approved by the Board of Directors. The Company plans to repurchase stock from time to time at the discretion of management, subject to strategic considerations, market conditions and other factors. The Company may terminate or limit the share repurchase program at any time without prior notice. The timing and actual number of shares repurchased will depend on a variety of factors such as share price, corporate and regulatory requirements, and prevailing market conditions. Since the beginning of the repurchase program through the end of the second quarter of fiscal 2015, the Company has repurchased 20.8 million shares of stock at an aggregate cost of $642.9 million. Shares repurchased were retired. Additionally, the Company currently expects to pay quarterly cash dividends on shares of its common stock, subject to approval of the Board of Directors. During the second quarter of fiscal 2015, the Board of Directors approved a dividend of $0.16 per share, which resulted in $21.8 million of dividend payments during the quarter.
Recently Issued Accounting Pronouncements
See Note 1, “Basis of presentation and new accounting pronouncements” to the Company's consolidated financial statements included in this Quarterly Report on Form 10-Q for a description of new accounting pronouncements.

Item 3.	Quantitative and Qualitative Disclosures About Market Risk
The Company seeks to reduce earnings and cash flow volatility associated with changes in interest rates and foreign currency exchange rates by entering into financial arrangements from time to time that are intended to provide an economic hedge against all or a portion of the risks associated with such volatility. The Company continues to have exposure to such risks to the extent they are not economically hedged.

See Item 7A, Quantitative and Qualitative Disclosures About Market Risk, in the Company’s Annual Report on Form 10-K for the year ended June 28, 2014 for further discussion of market risks associated with interest rates and foreign currency exchange rates. Avnet’s exposure to foreign currency exchange risks has not changed materially since June 28, 2014 as the Company continues to economically hedge the majority of its foreign exchange exposures. Thus, any increase or decrease in fair value of the Company’s foreign currency exchange contracts is generally offset by an opposite effect on the related hedged position.
See Liquidity and Capital Resources — Financing Transactions appearing in Item 2 of this Form 10-Q for further discussion of the Company’s financing transactions and capital structure. As of December 27, 2014, 58% of the Company’s debt bears interest at a fixed rate and 42% of the Company’s debt bears interest at variable rates. Therefore, a hypothetical 1.0% (100 basis points) increase in interest rates would result in a $2.2 million decrease in income before income taxes in the Company’s consolidated statement of operations for the second quarter of fiscal 2015.

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
During the second quarter of fiscal 2015, there were no changes to the Company’s internal control over financial reporting (as defined in Rule 13a-15(f) of the Exchange Act) that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

The discussion of Avnet’s business and operations should be read together with the risk factors contained in Item 1A of its Annual Report on Form 10-K for the fiscal year ended June 28, 2014, which describe various risks and uncertainties to which the Company is or may become subject. These risks and uncertainties have the potential to affect Avnet’s business, financial condition, results of operations, cash flows, strategies or prospects in a material and adverse manner. As of December 27, 2014, there have been no material changes to the risk factors set forth in the Company’s report on Form 10-K for the fiscal year ended June 28, 2014.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds
In August 2011, the Company’s Board of Directors approved the repurchase of up to $500.0 million of the Company’s common stock through a share repurchase program. During August 2012 and November 2014, the Board of Directors approved an additional $250.0 million for the share repurchase program. In total, the Company may repurchase up to $1.00 billion of the Company's common stock under the share repurchase program. The following table includes the Company’s monthly purchases of Avnet's common stock during the second quarter ended December 27, 2014, under the share repurchase program, which is part of a publicly announced plan.

	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares That May Yet Be Purchased Under the Plans or Programs
Period
October	1,764,397	$39.08	1,764,397	$129,151,000
November	333,156	$42.50	333,156	$364,991,000
December	186,404	$42.51	186,404	$357,067,000

Item 6.	Exhibits

Exhibit
Number	Exhibit
31.1*	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2*	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1**	Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2**	Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS*	XBRL Instance Document.

101.SCH*	XBRL Taxonomy Extension Schema Document.

101.DEF*	XBRL Taxonomy Extension Definition Linkbase Document.

101.CAL*	XBRL Taxonomy Extension Calculation Linkbase Document.

101.LAB*	XBRL Taxonomy Extension Label Linkbase Document.

101.PRE*	XBRL Taxonomy Extension Presentation Linkbase Document.
_____________________

*	Filed herewith.
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
Date: January 23, 2015