Form 10-Q
period 2015-03-28
AVNET INC
filed 2015-04-24
CIK 8858

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 28, 2015

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

As of April 16, 2015, the total number of shares outstanding of the registrant’s Common Stock was 135,822,544 shares, net of treasury shares.

AVNET, INC. AND SUBSIDIARIES

PART I

FINANCIAL INFORMATION

Item 1.Financial Statements

AVNET, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(Unaudited)

	March 28,	June 28,
	2015	2014
	(Thousands, except share
	amounts)
ASSETS
Current assets:
Cash and cash equivalents	$803,468	$928,971
Receivables, less allowances of $95,313 and $96,382, respectively	4,994,751	5,220,528
Inventories	2,474,402	2,613,363
Prepaid and other current assets	211,336	191,337
Total current assets	8,483,957	8,954,199
Property, plant and equipment, net	548,433	534,999
Goodwill	1,262,533	1,348,468
Intangible assets, net	134,837	184,308
Other assets	184,745	233,543
Total assets	$10,614,505	$11,255,517
LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Short-term debt	$350,277	$865,088
Accounts payable	3,272,030	3,402,369
Accrued expenses and other	618,665	711,369
Total current liabilities	4,240,972	4,978,826
Long-term debt	1,725,238	1,213,814
Other liabilities	146,785	172,684
Total liabilities	6,112,995	6,365,324
Commitments and contingencies (Note 6)
Shareholders’ equity:
Common stock $1.00 par; authorized 300,000,000 shares; issued 135,843,580 shares and 138,285,825 shares, respectively	135,844	138,286
Additional paid-in capital	1,394,859	1,355,663
Retained earnings	3,461,011	3,257,407
Accumulated other comprehensive (loss) income	(489,688)	139,512
Treasury stock at cost, 33,129 shares and 36,836 shares, respectively	(516)	(675)
Total shareholders’ equity	4,501,510	4,890,193
Total liabilities and shareholders’ equity	$10,614,505	$11,255,517

See notes to consolidated financial statements.

AVNET, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

	Third Quarters Ended		Nine Months Ended
	March 28,	March 29,	March 28,	March 29,
	2015	2014	2015	2014
	(Thousands, except per share amounts)
Sales	$6,736,860	$6,683,616	$21,128,326	$20,450,945
Cost of sales	5,962,506	5,878,704	18,721,003	18,062,230
Gross profit	774,354	804,912	2,407,323	2,388,715
Selling, general and administrative expenses	555,148	593,986	1,713,056	1,736,689
Restructuring, integration and other expenses	15,494	26,083	47,071	66,624
Operating income	203,712	184,843	647,196	585,402
Other (expense) income, net	(8,945)	2,511	(15,963)	(1,488)
Interest expense	(23,871)	(25,326)	(71,936)	(80,529)
Gain on legal settlement (Note 6)	—	2,965	—	22,102
Income before income taxes	170,896	164,993	559,297	525,487
Income tax expense	49,367	51,142	146,117	166,148
Net income	$121,529	$113,851	$413,180	$359,339
Earnings per share:
Basic	$0.89	$0.82	$3.02	$2.61
Diluted	$0.88	$0.81	$2.97	$2.57
Shares used to compute earnings per share:
Basic	136,046	138,418	136,965	137,845
Diluted	137,721	140,179	139,181	140,015
Cash dividends paid per common share	$0.16	$0.15	$0.48	$0.45

See notes to consolidated financial statements.

AVNET, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(Unaudited)

	Third Quarters Ended		Nine Months Ended
	March 28,	March 29,	March 28,	March 29,
	2015	2014	2015	2014
	(Thousands)
Net income	$121,529	$113,851	$413,180	$359,339
Other comprehensive (loss) income, net of tax:
Foreign currency translation adjustments and other	(270,518)	14,069	(634,554)	122,066
Pension adjustments, net	1,785	1,644	5,354	4,939
Total comprehensive (loss) income	$(147,204)	$129,564	$(216,020)	$486,344

See notes to consolidated financial statements.

AVNET, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	Nine Months Ended
	March 28,	March 29,
	2015	2014
	(Thousands)
Cash flows from operating activities:
Net income	$413,180	$359,339
Non-cash and other reconciling items:
Depreciation	70,919	67,392
Amortization	32,630	33,081
Deferred income taxes	29,500	20,850
Stock-based compensation	48,890	33,896
Other, net	57,766	54,824
Changes in (net of effects from businesses acquired):
Receivables	(186,037)	(55,853)
Inventories	(89,994)	(114,258)
Accounts payable	118,449	(148,825)
Accrued expenses and other, net	(210,751)	(46,541)
Net cash flows provided by operating activities	284,552	203,905
Cash flows from financing activities:
Repayment of notes	—	(300,000)
Borrowings under accounts receivable securitization program, net	110,000	230,000
(Repayments) borrowings of bank and other debt, net	(96,372)	56,658
Repurchases of common stock (Note 9)	(147,606)	(1,252)
Dividends paid on common stock	(65,602)	(62,009)
Other, net	(13,993)	10,390
Net cash flows used for financing activities	(213,573)	(66,213)
Cash flows from investing activities:
Purchases of property, plant and equipment	(133,422)	(81,232)
Acquisitions of businesses, net of cash acquired	—	(116,882)
Other, net	(8,765)	4,058
Net cash flows used for investing activities	(142,187)	(194,056)
Effect of exchange rate changes on cash and cash equivalents	(54,295)	7,170
Cash and cash equivalents:
— decrease	(125,503)	(49,194)
— at beginning of period	928,971	1,009,343
— at end of period	$803,468	$960,149

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

New accounting pronouncements

In May 2014, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update No. 2014-09, Revenue from Contracts with Customers (“ASU 2014-09”), to supersede nearly all existing revenue recognition guidance under GAAP. The core principles of ASU 2014-09 are to recognize revenues when promised goods or services are transferred to customers in an amount that reflects the consideration that is expected to be received for those goods or services. Application of the requirements of ASU 2014-09 may require more judgment and estimates within the revenue recognition process compared to existing GAAP. In April 2015, the FASB proposed a one-year delay in the effective date of ASU 2014-09, which, if approved, would make the effective date for the Company the first quarter of fiscal 2019 instead of the current effective date, which is the first quarter of fiscal 2018. The Company may adopt the requirements of ASU 2014-09 using either of two acceptable adoption methods: (i) retrospective adoption to each prior reporting period presented with the option to elect certain practical expedients as defined within ASU 2014-09; or (ii) adoption with the cumulative effect of initially applying ASU 2014-09 recognized at the date of initial application and providing certain additional disclosures as defined within ASU 2014-09. The Company is currently evaluating the potential impact of the future adoption of ASU 2014-09 on its consolidated financial statements, including the method of adoption to be used.

During the nine months ended March 28, 2015 there have been no additional new accounting pronouncements that are expected to significantly impact the Company's consolidated financial statements.

2. Acquisitions and divestitures

During fiscal 2014, the Company completed three acquisitions with historical annualized revenue of approximately $492.0 million. Cash paid for acquisitions during the first nine months of fiscal 2014 was $116.9 million, net of cash acquired. The Company has not disclosed the pro-forma impact of the fiscal 2014 acquisitions as such impact was not material to the Company's consolidated financial position or results of operations.

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

AVNET, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

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

During fiscal 2014 and the first nine months of fiscal 2015 there were no material measurement period adjustments for the fiscal 2014 acquisitions. The Company recognized restructuring, integration, and other expenses associated with the fiscal 2014 acquisitions, which are described further in Note 13.

3. Goodwill and intangible assets

Goodwill

The following table presents the change in goodwill by reportable segment for the nine months ended March 28, 2015. All of the accumulated impairment was recognized in fiscal 2009.

	Electronics	Technology
	Marketing	Solutions	Total
	(Thousands)
Gross goodwill	$1,713,567	$1,014,635	$2,728,202
Accumulated impairment	(1,045,110)	(334,624)	(1,379,734)
Carrying value at June 28, 2014	668,457	680,011	1,348,468
Adjustments	561	8	569
Foreign currency translation	(41,276)	(45,228)	(86,504)
Carrying value at March 28, 2015	$627,742	$634,791	$1,262,533

Gross goodwill	$1,672,852	$969,415	$2,642,267
Accumulated impairment	(1,045,110)	(334,624)	(1,379,734)
Carrying value at March 28, 2015	$627,742	$634,791	$1,262,533

The goodwill adjustments represent the net measurement period adjustments for acquisitions during the related measurement periods.

AVNET, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

Intangible Assets

The following table presents the Company’s acquired intangible assets at March 28, 2015 and June 28, 2014, respectively. These intangible assets have a weighted average remaining useful life of approximately 5 years.

	March 28, 2015			June 28, 2014
	Acquired	Accumulated	Net Book	Acquired	Accumulated	Net Book
	Amount	Amortization	Value	Amount	Amortization	Value
	(Thousands)
Customer related	$291,236	$(172,958)	$118,278	$319,496	$(155,604)	$163,892
Trade name	5,187	(1,570)	3,617	5,993	(1,555)	4,438
Other	15,686	(2,744)	12,942	18,833	(2,855)	15,978
	$312,109	$(177,272)	$134,837	$344,322	$(160,014)	$184,308

Intangible asset amortization expense was $10.6 million and $12.2 million for the third quarters of fiscal 2015 and 2014, respectively, and $32.6 million and $33.1 million for the first nine months of fiscal 2015 and 2014, respectively. The following table presents the estimated future amortization expense for the remainder of fiscal 2015, the next five fiscal years and thereafter (in thousands):

Fiscal Year
Remainder of fiscal 2015	$10,841
2016	31,373
2017	29,587
2018	21,165
2019	17,688
2020	15,461
Thereafter	8,722
Total	$134,837

4. Debt

Short-term debt consists of the following (in thousands):

	March 28, 2015	June 28, 2014	March 28, 2015	June 28, 2014
	Interest Rate		Carrying Balance
Bank credit facilities and other	5.56%	3.20%	$100,277	$250,088
Accounts receivable securitization program	—	0.60%	—	615,000
Notes due September 1, 2015	6.00%	—	250,000	—
Short-term debt			$350,277	$865,088

Bank credit facilities and other consists of various committed and uncommitted lines of credit and other forms of bank debt with financial institutions utilized primarily to support the working capital requirements of foreign operations.

AVNET, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

Long-term debt consists of the following (in thousands):

	March 28, 2015	June 28, 2014	March 28, 2015	June 28, 2014
	Interest Rate		Carrying Balance
Revolving credit facilities:
Accounts receivable securitization program	0.58%	—	$725,000	$—
2014 Credit Facility	3.55%	—	50,000	—
2012 Credit Facility	—	3.55%	—	12,000
Notes due:
September 1, 2015	—	6.00%	—	250,000
September 15, 2016	6.63%	6.63%	300,000	300,000
June 15, 2020	5.88%	5.88%	300,000	300,000
December 1, 2022	4.88%	4.88%	350,000	350,000
Other long-term debt	1.42%	1.40%	1,901	3,867
Long-term debt before discount			1,726,901	1,215,867
Discount on Notes			(1,663)	(2,053)
Long-term debt			$1,725,238	$1,213,814

In August 2014, the Company amended and extended its accounts receivable securitization program (the “Program”) with a group of financial institutions to allow the Company to transfer, on an ongoing revolving basis, an undivided interest in a designated pool of accounts receivable, to provide security or collateral for borrowings up to a maximum of $900.0 million. The Program does not qualify for off balance sheet sale accounting treatment and, as a result, any borrowings under the Program are recorded as debt on the consolidated balance sheets. Under the Program, the Company legally isolates certain U.S. trade receivables into a wholly-owned and consolidated bankruptcy remote special purpose entity. Such isolated receivables, which are recorded within “Receivables” in the consolidated balance sheets, totaled $1.47 billion and $1.65 billion at March 28, 2015 and June 28, 2014, respectively. The Program contains certain covenants relating to the quality of the receivables sold. The Program also requires the Company to maintain certain minimum interest coverage and leverage ratios, which the Company was in compliance with as of March 28, 2015. The Program has a two-year term that expires in August 2016. As a result of the two-year term, outstanding borrowings under the Program are classified as long-term debt at March 28, 2015. Interest on borrowings is calculated using a base rate or a commercial paper rate plus a spread of 0.38%. The facility fee is 0.38%.

In July 2014, the Company terminated its existing Credit Facility (the “2012 Credit Facility”) and entered into a five-year $1.25 billion senior unsecured revolving credit facility (the “2014 Credit Facility”) with a syndicate of banks, consisting of revolving credit facilities and the issuance of up to $150.0 million of letters of credit, which expires in July 2019. Under the 2014 Credit Facility, the Company may select from various interest rate options, currencies and maturities. The 2014 Credit Facility contains certain covenants including various limitations on debt incurrence, share repurchases, dividends, investments and capital expenditures. The 2014 Credit Facility also includes financial covenants requiring the Company to maintain minimum interest coverage and leverage ratios, which the Company was in compliance with as of March 28, 2015. At March 28, 2015, there were $1.9 million in letters of credit issued under the 2014 Credit Facility. At June 28, 2014, there were $2.0 million in letters of credit issued under the 2012 Credit Facility.

At March 28, 2015, the carrying value and fair value of the Company’s total debt was $2.08 billion and $2.17 billion, respectively. At June 28, 2014, the carrying value and fair value of the Company's total debt was $2.08 billion and $2.19 billion, respectively. Fair value was estimated primarily based upon quoted market prices.

5. Derivative financial instruments

Many of the Company’s subsidiaries purchase and sell products in currencies other than their functional currencies. This subjects the Company to the risks associated with fluctuations in foreign currency exchange rates. The Company

AVNET, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

reduces this risk by utilizing natural hedging (i.e., offsetting receivables and payables) as well as by creating offsetting positions through the use of derivative financial instruments, primarily forward foreign exchange contracts typically with maturities of less than sixty days (“economic hedges”). The Company continues to have exposure to foreign currency risks to the extent they are not hedged. The Company adjusts any economic hedges to fair value through the consolidated statements of operations primarily within “other income (expense), net.” Therefore, the changes in valuation of the underlying items being economically hedged are offset by the changes in fair value of the forward foreign exchange contracts. The fair value of forward foreign exchange contracts, which are based upon Level 2 criteria under the ASC 820 fair value hierarchy, are classified in the captions “other current assets” or “accrued expenses and other,” as applicable, in the accompanying consolidated balance sheets and were not material as of March 28, 2015 and June 28, 2014. The Company did not have material gains or losses related to the forward foreign exchange contracts during the third quarters and first nine months of fiscal 2015 and fiscal 2014.

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

LCD Class Action Settlement

The Company filed a proof of claim in the settlement of a class action proceeding that sought damages from certain manufacturers of LCD flat panel displays. A settlement was reached in the proceedings and in the first quarter of fiscal 2014 the federal district judge overseeing the proceeding issued an order approving the distribution of settlement funds to the class claimants and the Company received an award payment of $19.1 million. In the third quarter of fiscal 2014, the federal district judge overseeing the proceedings issued an order approving a final distribution of funds and the Company received a final award payment of $3.0 million. The total award of $22.1 million is classified within “gain on legal settlement” in the consolidated statements of operations.

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

7. Income taxes

The Company’s effective tax rate on its income before income taxes was 28.9% in the third quarter of fiscal 2015 as compared with 31.0% in the third quarter of fiscal 2014. During the third quarter of fiscal 2015, the Company's effective

AVNET, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

tax rate was favorably impacted primarily by the mix of income in lower tax rate jurisdictions partially offset by an increase due to the write-off of a deferred tax asset. During the third quarter of fiscal 2014, the Company's effective tax rate was unfavorably impacted primarily by increases to valuation allowances and reserves.

For the first nine months of fiscal 2015 and 2014, the Company's effective tax rate was 26.1% and 31.6%, respectively. The effective tax rate for the first nine months of fiscal 2015 was favorably impacted by the mix of income in lower tax rate jurisdictions and the release of reserves, primarily related to the formal deregistration of a foreign branch and the settlement of an audit in a foreign jurisdiction. The effective tax rate for the first nine months of fiscal 2014 was unfavorably impacted primarily by increases to valuation allowances and reserves.

The Company applies the guidance in ASC 740, which requires management to use its judgment for the appropriate weighting of all available evidence when assessing the need for the establishment or the release of valuation allowances. As part of this analysis, the Company examines all available evidence on a jurisdiction by jurisdiction basis and weighs the positive and negative evidence when determining the need for full or partial valuation allowances. The evidence considered for each jurisdiction includes, among other items: (i) the historic levels of income or losses over a range of time periods, which may extend beyond the most recent three fiscal years depending upon the historical volatility of income in an individual jurisdiction; (ii) expectations and risks associated with underlying estimates of future taxable income, including considering the historical trend of down-cycles in the semiconductor and related industries; and (iii) prudent and feasible tax planning strategies.

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

8. Pension plan

The Company has a noncontributory defined benefit pension plan (the “Plan”) for which the components of net periodic pension costs during the third quarters and nine months ended March 28, 2015 and March 29, 2014 were as follows:

	Third Quarters Ended		Nine Months Ended
	March 28,	March 29,	March 28,	March 29,
	2015	2014	2015	2014
	(Thousands)
Service cost	$9,873	$9,183	$29,619	$27,549
Interest cost	4,449	4,289	13,347	12,867
Expected return on plan assets	(9,055)	(7,727)	(27,165)	(23,181)
Recognized net actuarial loss	3,251	3,171	9,753	9,513
Amortization of prior service credits	(393)	(393)	(1,179)	(1,179)
Net periodic pension cost	$8,125	$8,523	$24,375	$25,569

The Company made contributions to the Plan of $30.0 million during the first nine months of fiscal 2015. The Company expects to make an additional contribution to the Plan of $10.0 million in the fourth quarter of fiscal 2015.

AVNET, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

The Plan meets the definition of a defined benefit plan and as a result, the Company must apply ASC 715 pension accounting to the Plan. The Plan itself, however, is a cash balance plan that is similar in nature to a defined contribution plan in that a participant's benefit is defined in terms of a stated account balance. A cash balance plan provides the Company with the benefit of applying any earnings on the Plan’s investments beyond the fixed return provided to participants, toward the Company’s future cash funding obligations.

Amounts reclassified out of accumulated other comprehensive (loss) income, net of tax, to operating expenses during the first nine months of fiscal 2015 and fiscal 2014 were not material and substantially all related to net periodic pension costs including recognition of actuarial losses and amortization of prior service credits.

9. Shareholders' equity

Share repurchase program

In November 2014, the Company’s Board of Directors amended the Company's existing share repurchase program to authorize the repurchase of up to $1.00 billion of common stock in the open market or through privately negotiated transactions. The timing and actual number of shares purchased will depend on a variety of factors such as share price, corporate and regulatory requirements, and prevailing market conditions. During the third quarter of fiscal 2015, the Company repurchased 0.9 million shares under this program at an average market price of $41.97 per share for a total cost of $38.8 million. Since the beginning of the repurchase program through the end of the third quarter of fiscal 2015, the Company has repurchased 21.7 million shares at an aggregate cost of $681.7 million, and $318.3 million remained available for future repurchases under the share repurchase program.

Common stock dividend

In February 2015, the Company's Board of Directors approved a dividend of $0.16 per common share and dividend payments of $21.7 million were made in March 2015. During the nine months ended March 28, 2015, the Company has paid dividends of $0.48 per common share and $65.6 million in total.

10. Earnings per share

	Third Quarters Ended		Nine Months Ended
	March 28,	March 29,	March 28,	March 29,
	2015	2014	2015	2014
	(Thousands, except per share data)
Numerator:
Net income	$121,529	$113,851	$413,180	$359,339
Denominator:
Weighted average common shares for basic earnings per share	136,046	138,418	136,965	137,845
Net effect of dilutive stock options, restricted incentive shares and performance shares	1,675	1,761	2,216	2,170
Weighted average common shares for diluted earnings per share	137,721	140,179	139,181	140,015
Basic earnings per share	$0.89	$0.82	$3.02	$2.61
Diluted earnings per share	$0.88	$0.81	$2.97	$2.57
Stock options excluded from earnings per share calculation due to anti-dilutive effect	—	—	—	—

AVNET, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

11. Additional cash flow information

Interest and income taxes paid in the nine months ended March 28, 2015 and March 29, 2014 were as follows:

	Nine Months Ended
	March 28,	March 29,
	2015	2014
	(Thousands)
Interest	$80,478	$86,844
Income taxes	$122,056	$165,885

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

	Third Quarters Ended		Nine Months Ended
	March 28,	March 29,	March 28,	March 29,
	2015	2014	2015	2014
	(Thousands)
Sales:
Electronics Marketing	$4,219,528	$4,133,004	$13,028,812	$12,225,911
Technology Solutions	2,517,332	2,550,612	8,099,514	8,225,034
	$6,736,860	$6,683,616	$21,128,326	$20,450,945
Operating income (expense):
Electronics Marketing	$197,287	$193,437	$591,447	$540,905
Technology Solutions	68,098	60,887	248,072	243,703
Corporate	(34,992)	(30,530)	(110,805)	(98,126)
	230,393	223,794	728,714	686,482
Restructuring, integration and other expenses (Note 13)	(15,494)	(26,083)	(47,071)	(66,624)
Amortization of acquired intangible assets and other	(11,187)	(12,868)	(34,447)	(34,456)
	$203,712	$184,843	$647,196	$585,402
Sales, by geographic area:
Americas (1)	$2,677,745	$2,567,139	$8,376,754	$8,119,450
EMEA (2)	1,969,069	2,160,383	6,006,500	6,105,393
Asia/Pacific (3)	2,090,046	1,956,094	6,745,072	6,226,102
	$6,736,860	$6,683,616	$21,128,326	$20,450,945

(1)Includes sales from the United States of $2.39 billion and $2.30 billion for the quarters ended March 28, 2015, and March 29, 2014, respectively. Includes sales from the United States of $7.45 billion and $7.20 billion for the first nine months of fiscal 2015 and 2014, respectively.

(2)Includes sales from Germany and the United Kingdom of $688.7 million and $372.3 million, respectively, for the quarter ended March 28, 2015, and $2.22 billion and $1.12 billion, respectively, for the first nine months of fiscal 2015. Includes sales from Germany of $861.4 million for the quarter ended March 29, 2014, and $2.50 billion for the first nine months of fiscal 2014.

(3)Includes sales from China (including Hong Kong) and Taiwan of $667.5 million and $802.2 million, respectively, for the quarter ended March 28, 2015, and $2.13 billion and $2.62 billion, respectively, for the first nine months of fiscal 2015. Includes sales from China (including Hong Kong) and Taiwan of $700.3 million and $605.7

AVNET, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

million, respectively, for the quarter ended March 29, 2014, and $2.20 billion and $2.00 billion, respectively, for the first nine months of fiscal 2014.

	March 28,	June 28,
	2015	2014
	(Thousands)
Assets:
Electronics Marketing	$6,367,106	$6,840,166
Technology Solutions	3,699,717	4,140,230
Corporate	547,682	275,121
	$10,614,505	$11,255,517
Property, plant, and equipment, net, by geographic area:
Americas (1)	$340,844	$306,167
EMEA (2)	179,385	199,374
Asia/Pacific	28,204	29,458
	$548,433	$534,999

(1)Includes property, plant and equipment, net, of $335.4 million and $298.1 million as of March 28, 2015 and June 28, 2014, respectively, in the United States.

(2)Includes property, plant and equipment, net, of $73.9 million and $73.5 million in Germany and Belgium, respectively, as of March 28, 2015 and $95.5 million and $61.0 million in Germany and Belgium, respectively, as of June 28, 2014.

13. Restructuring, integration and other expenses

Fiscal 2015

During the third quarter and first nine months of fiscal 2015, the Company took certain actions in an effort to reduce future operating expenses. In addition, the Company incurred integration and other costs primarily associated with the integration of acquisitions and certain global and regional businesses. The following table presents the restructuring, integration and other expenses recorded during the third quarter and first nine months of fiscal 2015:

	Third Quarter Ended	Nine Months Ended
	March 28, 2015	March 28, 2015
	(Thousands, except per share data)
Restructuring expenses	$8,095	$25,447
Integration costs	5,269	15,559
Other costs including acquisition costs	2,443	6,156
Changes in estimates for prior year restructuring liabilities	(313)	(91)
Restructuring, integration and other expenses before tax	$15,494	$47,071
Restructuring, integration and other expenses after tax	$12,035	$35,383
Restructuring, integration and other expenses per share on a diluted basis	$0.09	$0.25

AVNET, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

The activity related to the restructuring liabilities established and other associated expenses incurred during fiscal 2015 is presented in the following table:

		Facility
		Exit Costs and
		Asset
	Severance	Impairments	Other	Total
	(Thousands)
Fiscal 2015 restructuring expenses	$9,455	$10,802	$5,190	$25,447
Cash payments	(6,642)	(4,279)	—	(10,921)
Non-cash amounts	—	(2,395)	(5,190)	(7,585)
Other, principally foreign currency translation	(201)	(228)	—	(429)
Balance at March 28, 2015	$2,612	$3,900	$—	$6,512

Severance expense recorded in the first nine months of fiscal 2015 related to the reduction of over 200 employees, primarily in operations and business support functions, in connection with cost reduction actions taken at both operating groups. Facility exit costs primarily consist of liabilities for remaining lease obligations and the impairment of long-lived assets for locations and information technology hardware and software the Company has divested or has ceased using. Other restructuring costs related primarily to other miscellaneous restructuring and exit costs including a loss incurred upon the divestiture of a small business in EMEA. Of the $25.4 million in restructuring expenses recorded during the first nine months of fiscal 2015, $11.8 million related to EM, $12.8 million related to TS, and $0.8 million related to corporate business support functions. As of March 28, 2015, the Company expects the majority of the remaining severance and facility exit costs to be paid by the end of fiscal 2015.

Integration costs are primarily related to the integration of acquired businesses, integration of global or regional businesses, integration of information technology systems, and specific and incremental costs incurred as part of the consolidation, relocation and closure of warehouse and office facilities. Integration costs also include consulting costs for information technology system and business operation integration assistance, legal fees, travel, meeting, marketing and communication costs that are incrementally incurred as a result of such integration activities. Also included in integration costs are incremental salary costs specific to integration, consolidation and closure activities. Other costs consist primarily of professional fees incurred for acquisitions, additional costs incurred for businesses divested or exited in current or prior periods, any ongoing facilities operating costs associated with the consolidation, relocation and closure of facilities once such facilities have been vacated or substantially vacated, and other miscellaneous costs that relate to restructuring, integration and other expenses. Integration and other costs in the first nine months of fiscal 2015 were comprised of many different costs, none of which were individually material.

AVNET, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

Fiscal 2014

During fiscal 2014, the Company incurred restructuring expenses related to various restructuring actions intended to achieve planned synergies from acquired businesses and to reduce future operating expenses. The following table presents the activity during the first nine months of fiscal 2015 related to the remaining restructuring liabilities established during fiscal 2014:

		Facility
		Exit Costs and
		Asset
	Severance	Impairments	Other	Total
	(Thousands)
Balance at June 28, 2014	$23,744	$3,697	$344	$27,785
Cash payments	(16,694)	(1,385)	—	(18,079)
Changes in estimates, net	308	93	—	401
Non-cash amounts	(92)	(824)	—	(916)
Other, principally foreign currency translation	(1,742)	(338)	—	(2,080)
Balance at March 28, 2015	$5,524	$1,243	$344	$7,111

As of March 28, 2015, the Company expects the majority of the remaining severance, facility exit costs and other liabilities to be paid by the end of fiscal 2015.

Fiscal 2013 and prior

As of June 28, 2014, there were $13.1 million of restructuring liabilities remaining related to restructuring actions taken in fiscal years 2013 and prior, the majority of which relates to facility exit costs. The remaining balance for such historical restructuring actions as of March 28, 2015 was $6.3 million, which is expected to be paid by the end of fiscal 2016.

Item 2.Management’s Discussion and Analysis of Financial Condition and Results of Operations

For a description of the Company’s critical accounting policies and an understanding of the significant factors that influenced the Company’s performance during the quarter ended March 28, 2015, this Management’s Discussion and Analysis of Financial Condition and Results of Operations (“MD&A”) should be read in conjunction with the consolidated financial statements, including the related notes, appearing in Item 1 of this Report, as well as the Company’s Annual Report on Form 10-K for the fiscal year ended June 28, 2014.

There are references to the impact of foreign currency translation in the discussion of the Company’s results of operations. When the U.S. Dollar strengthens and the stronger exchange rates of the current year are used to translate the results of operations of Avnet’s subsidiaries denominated in foreign currencies, the resulting impact is a decrease in U.S. Dollars of reported results. Conversely, when the U.S. Dollar weakens and the weaker exchange rates of the current year are used to translate the results of operations of Avnet’s subsidiaries denominated in foreign currencies, the resulting impact is an increase in U.S. Dollars of reported results. In the discussion that follows, results excluding this impact, primarily for Europe, the Middle East and Africa (“EMEA”), are referred to as “excluding the translation impact of changes in foreign currency exchange rates” or “constant currency.”

In addition to disclosing financial results that are determined in accordance with U.S. generally accepted accounting principles (“GAAP”), the Company also discloses certain non-GAAP financial information, including:

•Sales, income or expense items excluding the translation impact of changes in foreign currency exchange rates by adjusting the exchange rates used in current periods to be consistent with the exchange rates in effect during prior periods, as discussed above.

•Sales adjusted for certain items that impact the year-over-year analysis, which includes the impact of acquisitions by adjusting Avnet’s prior periods to include the sales of acquired businesses as if the acquisitions had occurred at the beginning of the earliest period presented. Sales taking into account these adjustments are referred to as “organic sales.”

•Operating income excluding (i) restructuring, integration and other expenses (see Restructuring, Integration and Other Expenses in this MD&A) and (ii) amortization of acquired intangible assets and other. Operating income excluding such amounts is referred to as “adjusted operating income.”

The reconciliation of operating income to adjusted operating income is presented in the following table:

	Third Quarters Ended		Nine Months Ended
	March 28,	March 29,	March 28,	March 29,
	2015	2014	2015	2014
	(Thousands)
Operating income	$203,712	$184,843	$647,196	$585,402
Restructuring, integration and other expenses	15,494	26,083	47,071	66,624
Amortization of acquired intangible assets and other	11,187	12,868	34,447	34,456
Adjusted operating income	$230,393	$223,794	$728,714	$686,482

Management believes that providing this additional information is useful to the financial statement reader to better assess and understand operating performance, especially when comparing results with prior periods or forecasting performance for future periods, primarily because management typically monitors the business both including and excluding these adjustments to GAAP results. Management also uses these non-GAAP measures to establish operational goals and, in many cases, for measuring performance for compensation purposes. However, any analysis of results on a non-GAAP basis should be used as a complement to, and in conjunction with, results presented in accordance with GAAP.

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

Avnet has two operating groups — EM and TS. Both operating groups have operations in each of the three major economic regions of the world: the Americas; EMEA; and Asia/Pacific, consisting of Asia, Australia and New Zealand (“Asia” or “Asia/Pacific”). A summary of each operating group is provided in Note 12, “Segment information” to the Company's consolidated financial statements included in this Quarterly Report on Form 10-Q.

Results of Operations

Executive Summary

Sales for the third quarter of fiscal 2015 were $6.74  billion, as compared to the third quarter of fiscal 2014 sales of $6.68 billion. Sales increased 7.0% year over year in constant currency due to organic sales growth at both operating groups. EM sales in constant currency increased 8.7% year over year, primarily due to sales growth across all three regions. TS sales in constant currency increased 4.3% year over year primarily due to growth in EMEA and the Americas. The increase in year-over-year reported sales of $53.2 million was primarily the result of an $86.5 million increase at EM, partially offset by a $33.3 million decrease at TS.

Gross profit margin of 11.5% decreased 55 basis points compared to the third quarter of fiscal 2014 as a result of gross profit margin declines at both EM and TS.

Operating income margin was 3.0% in the third quarter of fiscal 2015 as compared with 2.8% in the third quarter of fiscal 2014. Excluding restructuring, integration and other expenses, as well as amortization expense from acquired intangibles from both periods, adjusted operating income margin was 3.4% in the third quarter of fiscal 2015 as compared to 3.3% in the third quarter of fiscal 2014. EM operating income margin was flat year over year at 4.7% primarily due to a geographic mix shift as the higher margin EMEA region represented a lower percentage of total EM results after translating their results into U.S. Dollars and the impact of a higher mix of sales from select high volume supply chain engagements in Asia.  TS operating income margin increased 32 basis points year over year to 2.7% primarily due to a geographic mix shift as the higher margin Americas region represented a higher percentage of total TS results and due to reductions in operating expenses from the impact of restructuring actions, partially offset by the above mentioned decrease in gross profit margin.

During the third quarter of fiscal 2015, the Company generated $60.1 million of cash from operating activities compared to $358.1 million of cash from operating activities in the third quarter of 2014. The decrease in cash flows from operating activities was primarily the result of working capital changes occurring during the third quarter of fiscal 2015 compared to the third quarter of fiscal 2014.  For the first nine months of fiscal 2015, the Company generated $284.6 million of cash from operating activities as compared to $203.9 million in the first nine months of fiscal 2014.

Sales

The table below provides the year-over-year comparison of reported third quarter sales for Avnet and the EM and TS operating groups to organic sales to allow readers to better understand and assess the Company's sales performance by operating group and region.

	As Reported	As Reported	As Reported
	and Organic	and Organic	and Organic
	Q3-Fiscal	Q3-Fiscal	Year-Year
	2015	2014	% Change
	(Dollars in thousands)
Avnet, Inc.	$6,736,860	$6,683,616	0.8%
EM	4,219,528	4,133,004	2.1
TS	2,517,332	2,550,612	(1.3)
EM
Americas	$1,237,213	$1,193,591	3.7%
EMEA	1,251,873	1,385,830	(9.7)
Asia/Pacific	1,730,442	1,553,583	11.4
TS
Americas	$1,440,532	$1,373,548	4.9%
EMEA	717,196	774,553	(7.4)
Asia/Pacific	359,604	402,511	(10.7)
Totals by Region
Americas	$2,677,745	$2,567,139	4.3%
EMEA	1,969,069	2,160,383	(8.9)
Asia/Pacific	2,090,046	1,956,094	6.8

The following table presents the reconciliation of reported sales to organic sales for the third quarter and first nine months of fiscal 2014.

	Third Quarter
	Ended	Nine Months Ended
	As Reported and	As
	Organic - Fiscal	Reported Fiscal	Acquisitions/	Organic Sales -
	2014	2014	Divestitures (1)	Fiscal 2014
	(Thousands)
Avnet, Inc.	$6,683,616	$20,450,945	$119,950	$20,570,895
EM	4,133,004	12,225,911	119,950	12,345,861
EM EMEA	1,385,830	3,700,658	119,950	3,820,608

(1)Includes the acquisition of MSC Investoren GmbH (“MSC”), in October 2013 in the EM EMEA region, which impacted the year-over-year sales comparisons.

Avnet sales for the third quarter of fiscal 2015 were $6.74 billion, an increase of 0.8%, or $53.2 million, from the third quarter of fiscal 2014 sales of $6.68 billion. Avnet sales increased 7.0% year over year in constant currency.

EM sales of $4.22 billion in the third quarter of fiscal 2015 increased 2.1% from the third quarter of fiscal 2014 sales of $4.13 billion. EM sales in constant currency increased 8.7% year over year, primarily due to sales growth across all three regions. On a regional basis in constant currency, EMEA sales increased 8.2% year over year primarily due to increased sales volume compared to the third quarter of fiscal 2014. Asia sales increased 11.4% year over year, which was primarily due to an increase in sales from select high volume supply chain engagements compared to the third quarter of fiscal 2014.  Sales in the Americas increased 3.7%.

TS sales of $2.52 billion in the third quarter of fiscal 2015 decreased 1.3% from the third quarter of fiscal 2014 sales of $2.55 billion. TS sales in constant currency increased 4.3% year over year primarily due to growth in EMEA and the Americas. On a regional basis in constant currency, sales in the Americas increased 4.9% and sales in EMEA increased 6.0%, partially offset by a decline in Asia of 10.7% primarily due to a decline in computing components sales. At a product level, year-over-year growth in software, storage and networking and security was offset by a decline in computing components.

Avnet sales for the first nine months of fiscal 2015 were $21.13 billion, an increase of 3.3% as compared with sales of $20.45 billion for the first nine months of fiscal 2014. EM sales of $13.03 billion for the first nine months of fiscal 2015 increased 6.6% as compared with the first nine months of fiscal 2014 sales of $12.23 billion. TS sales of $8.10 billion for the first nine months of fiscal 2015 decreased 1.5% as compared with the first nine months of fiscal 2014 sales of $8.23 billion. Avnet organic sales in constant currency for the first nine months of fiscal 2015 increased 5.6% as compared with the first nine months of fiscal 2014. EM organic sales in constant currency for the first nine months of fiscal 2015 increased 8.7% as compared with the first nine months of fiscal 2014. TS organic sales in constant currency for the first nine months of fiscal 2015 increased 1.0% as compared with the first nine months of fiscal 2014.

Gross Profit and Gross Profit Margins

Avnet gross profit for the third quarter of fiscal 2015 was $774.4 million, a decrease of $30.6 million, or 3.8%, from the third quarter of fiscal 2014 gross profit of $804.9 million, primarily due to a decline in gross profit margin, partially offset by the increase in sales as described further above. Avnet gross profit margin of 11.5% decreased 55 basis points from the third quarter of fiscal 2014. EM gross profit margin decreased year over year primarily as a result of changes in geographic mix shift as the higher margin EMEA region represented a lower percentage of total EM gross profit after translating their results into U.S. Dollars; as well as a decrease in the Asia region due to an increase in sales from select high volume supply chain engagements. TS gross profit margin decreased year over year as a result of declines in the Americas and EMEA primarily due to differences in product mix year over year, partially offset by an increase in Asia.

Avnet gross profit and gross profit margins were $2.41 billion and 11.4%, respectively, for the first nine months of fiscal 2015 as compared with $2.39 billion and 11.7%, respectively, for the first nine months of fiscal 2014. The increase in gross profit was driven by an increase in sales as discussed above, partially offset by a decline in gross profit margin from changes in geographic mix as the stronger U.S. Dollar reduced the contribution of the higher margin EMEA region. The year-over-year decrease in gross profit margin of 29 basis points was primarily the result of declines at both EM and TS.

Selling, General and Administrative Expenses

Selling, general and administrative expenses (“SG&A expenses”) were $555.1 million in the third quarter of fiscal 2015, a decrease of $38.8 million, or 6.5%, from the third quarter of fiscal 2014, primarily due to the impact of changes in foreign currency exchange rates between the periods. The remaining decrease was due to net decreases in SG&A expenses due to the realization of cost savings from prior restructuring actions, partially offset by increases in SG&A expenses to fund organic growth and other costs, including employee merit compensation increases that took effect in January 2015.

Metrics that management monitors with respect to its operating expenses are SG&A expenses as a percentage of sales and as a percentage of gross profit. In the third quarter of fiscal 2015, SG&A expenses as a percentage of sales were 8.2% and as a percentage of gross profit were 71.7% as compared with 8.9% and 73.8%, respectively, in the third quarter of fiscal 2014. SG&A expenses, excluding amortization of acquired intangibles, as a percentage of gross profit at EM decreased nearly 200 basis points year over year primarily due to the impact of sales growth and improved operating leverage from the realization of synergies from an acquisition in EMEA and other restructuring actions.  SG&A expenses at TS, excluding amortization of acquired intangibles, as a percentage of gross profit decreased over 400 basis points year over year, primarily as a result of sales growth, the impact of changes in foreign currency exchange rates between the periods and savings realized from restructuring actions.

SG&A expenses for the first nine months of fiscal 2015 were $1.71 billion, or 8.1% of Avnet sales, as compared with $1.74 billion, or 8.5% of Avnet sales, in the first nine months of fiscal 2014. SG&A expenses were 71.2% of gross profit in the first nine months of 2015, which decreased 154 basis points year over year compared with 72.7% in the first nine months of fiscal 2014.

Restructuring, Integration and Other Expenses

During the third quarter of fiscal 2015, the Company incurred restructuring expenses related to certain actions intended to reduce future operating expenses. The Company also incurred integration and other costs primarily associated with the integration of acquisitions and certain global and regional businesses. As a result, the Company recorded restructuring, integration and other expenses of  $15.5 million during the third quarter of fiscal 2015.  The Company recorded $8.1 million of restructuring costs and expects to realize approximately $5.0 million in incremental annualized operating cost savings as a result of such restructuring actions. The incremental annualized cost savings are expected to benefit each of the EM and TS operating groups by approximately $2.5 million. The Company also incurred integration costs of $5.3 million, other costs of $2.4 million and a reversal of $0.3 million for changes in estimates for costs associated with previous restructuring actions. The after tax impact of restructuring, integration, and other expenses was $12.0 million and $0.09 per share on a diluted basis for the third quarter of fiscal 2015.

During the first nine months of fiscal 2015, the Company incurred restructuring, integration and other expenses of $47.1 million. The Company recorded $25.4 million of restructuring costs during the first nine months of fiscal 2015 and expects to realize approximately $19.0 million in incremental annualized operating cost savings as a result of such restructuring actions.  The Company also incurred integration costs of $15.6 million, other costs of $6.2 million and a reversal for changes in estimates for costs associated with previous restructuring actions of $0.1 million. The after tax impact of restructuring, integration and other expenses for the first nine months of fiscal 2015 was $35.4 million and $0.25 per share on a diluted basis.

Comparatively, in the third quarter of fiscal 2014, restructuring, integration and other expenses were $26.1 million. The after tax impact of restructuring, integration, and other expenses was $19.3 million and $0.14 per share on a diluted basis. In the first nine months of fiscal 2014, restructuring, integration and other expenses were $66.6 million. The after tax impact of restructuring, integration, and other expenses for the first nine months of fiscal 2014 was $49.9 million and $0.36 per share on a diluted basis.

See Note 13, “Restructuring, integration and other expenses” to the Company's consolidated financial statements included in this Quarterly Report on Form 10-Q for additional information related to restructuring, integration and other expenses.

Operating Income

During the third quarter of fiscal 2015, the Company generated operating income of $203.7 million, representing a 10.2% increase compared to the third quarter of fiscal 2014 operating income of $184.8 million. Both periods included restructuring, integration and other expenses as described further above. Both periods also included amortization expense and other associated with acquired intangible assets. Excluding these amounts from both periods, adjusted operating income was $230.4 million, or 3.4% of sales, in the third quarter of fiscal 2015 as compared with $223.8 million, or 3.3% of sales, in the third quarter of fiscal 2014. EM operating income of $197.3 million increased 2.0% year over year and operating income margin was flat year over year at 4.7%. The increase in EM operating income, excluding the impact of changes in foreign currency, was primarily due to the impact of sales growth and restructuring actions, partially offset by a decrease in gross profit margin primarily due to more sales in the lower margin Asia region as a result of an increase in sales from select high volume supply chain engagements year over year. TS operating income of $68.1 million increased 11.8% year over year and operating income margin increased 32 basis points year over year to 2.7%. The increase in TS operating income margin, excluding the impact of changes in foreign currency, was primarily due to sales growth in both the Americas and EMEA and a decrease in operating expenses from restructuring actions, partially offset by a decrease in gross profit margin as described above.

Operating income for the first nine months of 2015 was $647.2 million, or 3.1% of Avnet sales, as compared with $585.4 million, or 2.9% of Avnet sales for the first nine months of 2014.

Interest Expense and Other Income (Expense), Net

Interest expense in the third quarter of fiscal 2015 was $23.9 million, a decrease of $1.5 million or 5.7%, as compared with interest expense of $25.3 million in the third quarter of fiscal 2014. Interest expense in the first nine months of fiscal 2015 was $71.9 million, a decrease of $8.6 million or 10.7%, as compared with interest expense of $80.5 million in the first nine months of fiscal 2014. The decrease in interest expense for the third quarter and first nine months of fiscal 2015 was primarily due to the repayment at maturity of the 5.875% Notes due March 2014 and a corresponding lower average borrowing rate in the third quarter and first nine months of fiscal 2015.

During the third quarter of fiscal 2015, the Company incurred $8.9 million of other expense as compared with $2.5 million of other income in the third quarter of fiscal 2014. The increase in other expense was primarily due to the strengthening of the U.S. Dollar relative to foreign currencies, including the Euro, in the third quarter of fiscal 2015 and the corresponding higher costs incurred to purchase forward foreign exchange contracts in order to economically hedge such foreign currency exposures. During the first nine months of fiscal 2015, the Company recognized $16.0 million of other expenses as compared with $1.5 million of other expenses in the first nine months of fiscal 2014. The increase in other expense was primarily due to the strengthening of the U.S. Dollar relative to foreign currencies including the Euro in the first nine months of fiscal 2015 and the corresponding higher costs incurred to purchase forward  foreign exchange  contracts in order to economically hedge such foreign currency exposures.

Gain on Legal Settlement

During the third quarter of fiscal 2014, the Company received the final award payment from a legal settlement of $3.0 million before tax, $1.8 million after tax and $0.01 per share on a diluted basis. During the first nine months of fiscal 2014, the Company received award payments and recognized a gain on legal settlement of $22.1 million before tax, $13.5 million after tax and $0.10 per share on a diluted basis.

Income Tax Expense

The Company’s effective tax rate on its income before income taxes was 28.9% in the third quarter of fiscal 2015 as compared with 31.0% in the third quarter of fiscal 2014. During the third quarter of fiscal 2015, the Company's effective tax rate was favorably impacted primarily by the mix of income in lower tax rate jurisdictions partially offset by an increase due to the write-off of a deferred tax asset. During the third quarter of fiscal 2014, the Company's effective tax rate was unfavorably impacted primarily by increases to valuation allowances and reserves.

For the first nine months of fiscal 2015 and 2014, the Company's effective tax rate was 26.1% and 31.6%, respectively. The effective tax rate for the first nine months of fiscal 2015 was favorably impacted by the mix of income in lower tax rate jurisdictions and the release of reserves, primarily related to the formal deregistration of a foreign branch and the settlement of an audit in a foreign jurisdiction. The effective tax rate for the first nine months of fiscal 2014 was unfavorably impacted primarily by increases to valuation allowances and reserves.

See Note 7, “Income taxes” to the Company’s consolidated financial statements included in this Quarterly Report on Form 10-Q for additional information on the Company's effective tax rate.

Net Income

As a result of the factors described in the preceding sections of this MD&A, the Company’s net income for the third quarter of fiscal 2015 was $121.5 million, or $0.88 per share on a diluted basis, as compared with $113.9 million, or $0.81 per share on a diluted basis, in the third quarter of fiscal 2014.

As a result of the factors described in the preceding sections of this MD&A, the Company’s net income for the first nine months of fiscal 2015 was $413.2 million, or $2.97 per share on a diluted basis, as compared with $359.3 million, or $2.57 per share on a diluted basis, for the first nine months of fiscal 2014.

LIQUIDITY AND CAPITAL RESOURCES

Cash Flow

Cash Flow from Operating Activities

During the first nine months of fiscal 2015, the Company generated $284.6 million of cash from its operating activities compared to a generation of $203.9 million in the first nine months of fiscal 2014. These operating cash flows are comprised of: (i) cash flow generated from net income, adjusted for the impact of non-cash and other items, which includes depreciation and amortization expenses, deferred income taxes, stock-based compensation expense and other non-cash items (including provisions for doubtful accounts and periodic pension costs) and (ii) cash flows used for, or generated from, working capital and other, excluding cash and cash equivalents. Cash used for working capital and other was $368.3 million during the first nine months of fiscal 2015, including increases in inventories of $90.0 million, accounts receivable of $186.0 million and a decrease in accrued expenses and other of $210.8 million, partially offset by an increase in accounts payable of $118.4 million. Comparatively, cash used by working capital and other was $365.5 million during the first nine months of fiscal 2014, including increases in inventories of $114.3 million, and accounts receivable of $55.9 million and decreases in accounts payable of $148.8 million and accrued expenses and other of $46.5 million.

Cash Flow from Financing Activities

During the first nine months of fiscal 2015, the Company received net proceeds of $110.0 million under the Company's accounts receivable securitization program and made net repayments of $96.4 million for bank and other debt. During the first nine months of fiscal 2015, the Company paid dividends on common stock of $65.6 million and repurchased $147.6 million of common stock.

During the first nine months of fiscal 2014, the Company repaid upon maturity the $300 million of 5.875% Notes due in March 2014. The Company received net proceeds of $230.0 million under the Company's accounts receivable securitization program and net proceeds of $56.7 million from borrowings of bank and other debt. During the first nine months of fiscal 2014, the Company paid dividends on common stock of $62.0 million and repurchased $1.3 million of common stock.

Cash Flow from Investing Activities

During the first nine months of fiscal 2015, the Company used $133.4 million for capital expenditures primarily related to information system development costs, computer hardware and software purchases and facilities costs and $8.8 million for other investing activities.

During the first nine months of fiscal 2014, the Company used $116.9 million of cash for acquisitions, net of cash acquired. During the first nine months of fiscal 2014, the Company also used $81.2 million for capital expenditures primarily related to information system development costs and computer hardware and software purchases.

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

Financing Transactions

See Note 4, “Debt” to the Company’s consolidated financial statements included in this Quarterly Report on Form 10-Q for additional information on financing transactions including the 2014 Credit Facility, the Program and the outstanding Notes as of March 28, 2015. The Company was in compliance with all covenants under the 2014 Credit Facility and the Program as of March 28, 2015.

The Company has several lines of credit and other forms of bank debt in various foreign locations to fund the short-term working capital, foreign exchange, overdraft and letter of credit needs of its wholly owned subsidiaries primarily in EMEA and Asia. Avnet generally guarantees its subsidiaries’ obligations under such debt facilities.

Liquidity

The Company held cash and cash equivalents of $803.5 million as of March 28, 2015, of which $701.8 million was held outside the United States. As of June 28, 2014, the Company held cash and cash equivalents of $929.0 million, of which $815.4 million was held outside of the United States.

As of the end of the third quarter of fiscal 2015, the Company had a combined total borrowing capacity of $2.15 billion under the 2014 Credit Facility and the Program. There were $50.0 million in borrowings outstanding and $1.9 million in letters of credit issued under the 2014 Credit Facility and $725.0 million in borrowings outstanding under the Program, resulting in approximately $1.34 billion of total availability as of March 28, 2015. Availability under the Program is subject to the Company having sufficient eligible receivables to support desired borrowings. During the third quarter and first nine months of fiscal 2015, the Company had an average daily balance outstanding under the 2014 Credit Facility of approximately $85.0 million and $50.0 million, respectively, and approximately $834.0 million and $793.0 million, respectively, under the Program. During the third quarter and first nine months of fiscal 2014, the Company had an average daily balance outstanding under the 2012 Credit Facility of approximately $4.0 million, and approximately $554.0 million and $472.0 million, respectively, under the Program. The Company expects to use $250.0 million of available borrowing capacity or engage in a capital markets transaction in order to repay the $250.0 million of Notes due September 2015.

During periods of weakening demand in the electronic components and enterprise computer solutions industries, the Company typically generates cash from operating activities. Conversely, the Company is more likely to use operating cash flows for working capital requirements during periods of higher growth. During the third quarter of fiscal 2015, the Company generated $60.1 million from operating activities. The Company generated $318.1 million from operating activities over the trailing four fiscal quarters ended March 28, 2015.

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

The Company has made, and expects to continue to make, strategic investments through acquisition activity to the extent the investments strengthen Avnet’s competitive position and meet management’s return on capital thresholds. In addition to continuing to make investments in acquisitions, as of March 28, 2015, the Company expects to repurchase up to an aggregate of $318.3 million of shares of the Company’s common stock through a $1.00 billion share repurchase program approved by the Board of Directors. The Company plans to repurchase stock from time to time at the discretion of management, subject to strategic considerations, market conditions and other factors. The Company may terminate or limit the share repurchase program at any time without prior notice. The timing and actual number of shares repurchased will depend on a variety of factors such as share price, corporate and regulatory requirements, and prevailing market conditions. Since the beginning of the repurchase program through the end of the third quarter of fiscal 2015, the Company has repurchased 21.7 million shares of stock at an aggregate cost of $681.7 million. Shares repurchased were retired. Additionally, the Company currently expects to pay quarterly cash dividends on shares of its common stock, subject to approval of the Board of Directors. During the third quarter of fiscal 2015, the Board of Directors approved a dividend of $0.16 per share, which resulted in $21.7 million of dividend payments during the quarter.

Recently Issued Accounting Pronouncements

See Note 1, “Basis of presentation and new accounting pronouncements” to the Company's consolidated financial statements included in this Quarterly Report on Form 10-Q for a description of new accounting pronouncements.

Item 3.Quantitative and Qualitative Disclosures About Market Risk

The Company seeks to reduce earnings and cash flow volatility associated with changes in interest rates and foreign currency exchange rates by entering into financial arrangements that are intended to provide an economic hedge against all or a portion of the risks associated with such volatility. The Company continues to have exposure to such risks to the extent they are not economically hedged.

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

See Liquidity and Capital Resources — Financing Transactions appearing in Item 2 of this Form 10-Q for further discussion of the Company’s financing transactions and capital structure. As of March 28, 2015, 58% of the Company’s debt bears interest at a fixed rate and 42% of the Company’s debt bears interest at variable rates. Therefore, a hypothetical 1.0% (100 basis points) increase in interest rates would result in a $2.2 million decrease in income before income taxes in the Company’s consolidated statement of operations for the third quarter of fiscal 2015.

Item 4.Controls and Procedures

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

During the third quarter of fiscal 2015, there were no changes to the Company’s internal control over financial reporting (as defined in Rule 13a-15(f) of the Exchange Act) that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II

OTHER INFORMATION

Item 1.Legal Proceedings

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

Pursuant to SEC regulations, including but not limited to Item 103 of Regulation S-K, the Company regularly assesses the status of and developments in pending environmental legal proceedings to determine whether any such proceedings should be identified specifically in this discussion of legal proceedings, and has concluded that no particular pending environmental legal proceeding requires public disclosure. Based on the information known to date, management believes that the Company has appropriately accrued in its consolidated financial statements for its share of the estimable costs of environmental matters.

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

Item 1A.Risk Factors

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

The discussion of Avnet’s business and operations should be read together with the risk factors contained in Item 1A of its Annual Report on Form 10-K for the fiscal year ended June 28, 2014, which describe various risks and uncertainties to which the Company is or may become subject. These risks and uncertainties have the potential to affect Avnet’s business, financial condition, results of operations, cash flows, strategies or prospects in a material and adverse manner. As of March 28, 2015, there have been no material changes to the risk factors set forth in the Company’s report on Form 10-K for the fiscal year ended June 28, 2014.

Item 2.Unregistered Sales of Equity Securities and Use of Proceeds

In August 2011, the Company’s Board of Directors approved the repurchase of up to $500.0 million of the Company’s common stock through a share repurchase program. During each of August 2012 and November 2014, the Board of Directors approved an additional $250.0 million for the share repurchase program. In total, the Company may repurchase up to $1.00 billion of the Company's common stock under the share repurchase program. The following table includes the Company’s monthly purchases of Avnet's common stock during the third quarter ended March 28, 2015, under the share repurchase program, which is part of a publicly announced plan.

			Total Number of	Approximate Dollar
	Total	Average	Shares Purchased	Value of Shares That
	Number	Price	as Part of Publicly	May Yet Be
	of Shares	Paid per	Announced Plans	Purchased
Period	Purchased	Share	or Programs	or Programs
January	661,726	$41.87	661,726	$329,357,000
February	262,994	$42.22	262,994	$318,254,000
March	—	$—	—	$318,254,000

Item 6.Exhibits

Exhibit
Number	Exhibit
10.1*	Employment Agreement between Avnet Europe Comm. VA and Patrick Zammit (English Translation).

10.2	Employment Agreement by and between the Company and MaryAnn Miller (incorporated herein by reference to the Company’s Form 10-K for the fiscal year ended June 29, 2013, Exhibit 10.3).

10.3

Form of Change of Control Agreement by and between the Company and each of MaryAnn Miller and Patrick Zammit (incorporated herein by reference to the Company’s Current Report on Form 8-K dated February 14, 2011, Exhibit 10.3).

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

Date: April 24, 2015