Form 10-K
period 2015-06-27
AVNET INC
filed 2015-08-07
CIK 8858

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-K

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended June 27, 2015

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑

The aggregate market value (approximate) of the registrant’s common equity held by non-affiliates based on the closing price of a share of the registrant’s common stock for New York Stock Exchange composite transactions on December 26, 2014 (the last business day of the registrant’s most recently completed second fiscal quarter) was $5,931,014,369.

As of July 24, 2015, the total number of shares outstanding of the registrant’s Common Stock was 134,457,853 shares, net of treasury shares.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the registrant’s definitive proxy statement (to be filed pursuant to Reg. 14A) relating to the Annual Meeting of Shareholders anticipated to be held on November 12, 2015 are incorporated herein by reference in Part III of this Report.

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

Organizational Structure

Avnet has two primary operating groups — Electronics Marketing (“EM”) and Technology Solutions (“TS”). Both operating groups have operations in each of the three major economic regions of the world: the Americas; Europe, the Middle East and Africa (“EMEA”); and Asia/Pacific, consisting of Asia, Australia and New Zealand (“Asia” or “Asia/Pac”). Each operating group has its own management team led by a group president and includes regional presidents and senior executives within the operating group who manage various functions within the businesses. Each operating group also has distinct financial reporting that is evaluated at the corporate level on which operating decisions and strategic planning for the Company as a whole are made. Divisions (“business units”) exist within each operating group that serve primarily as sales and marketing units to further streamline the sales and marketing efforts within each operating group and enhance each operating group’s ability to work with its customers and suppliers, generally along more specific product lines or geographies. However, each business unit relies heavily on the support services provided by the operating group as well as centralized support at the corporate level.

A description of each operating group is presented below. Further financial information by operating group and region is provided in Note 16 to the consolidated financial statements appearing in Item 15 of this Annual Report on Form 10-K.

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

Electronics Marketing

EM markets and sells semiconductors, interconnect, passive and electromechanical devices (“IP&E”) and embedded products for the world’s leading electronic component manufacturers. With a global reach that extends to more than 70 countries, EM’s products and services cater to a diverse customer base serving many end-markets including automotive, communications, computer hardware and peripherals, industrial and manufacturing, medical equipment, and defense and aerospace. EM also offers an array of value-added support and services that help customers evaluate, design-in and procure electronic components throughout the lifecycle of their technology products and systems. By working with EM, customers and suppliers can accelerate their time to market and realize cost efficiencies in both the design and manufacturing process.

EM Design Chain Solutions

EM offers design chain support and services that provide engineers with a host of technical design solutions that serve as an extension of a supplier’s sales force, which helps make it economically viable to reach a customer segment that seeks complex products and technologies. With access to a suite of design tools and engineering support from any point in the design cycle, customers can get product specifications along with evaluation kits and reference designs that enable a broad range of applications from concept through detailed design including new product introduction. EM also offers engineering and technical resources deployed globally to support product design, bill of materials development, design support and services and technical education and training. By utilizing EM’s design chain support and services, customers can optimize their component selection and accelerate their time to market. The extensive technology line card EM offers provides customers access to a diverse range of products from electronic component manufacturers.

EM Supply Chain Solutions

EM supply chain support and services provide end-to-end solutions focused on OEMs, EMS providers and electronic component manufacturers, enabling them to optimize supply chains on a local, regional or global basis. By combining internal competencies in global warehousing and logistics, finance, information technology and asset management with its global footprint and extensive partner relationships, EM’s supply chain support and services develop a deeper level of engagement with its customers. These customers can continuously manage their supply chains to meet the demands of a competitive environment globally without a commensurate investment in physical assets, systems and personnel. With proprietary planning tools and a variety of inventory management solutions, EM can provide unique solutions that meet a customer’s just-in-time requirements and minimize risk in a variety of scenarios including lean manufacturing, demand flow and outsourcing.

Embedded Solutions

Avnet Embedded provides embedded computing solutions including technical design, integration and assembly to developers of application-specific computing solutions in the non-PC market. Avnet Embedded also provides solutions for intelligent embedded and innovative display solutions primarily targeting industrial applications, including touch and passive displays. In addition, Avnet Embedded develops and manufactures standard board and industrial subsystems and application-specific devices that enable it to produce specialized systems tailored to specific customer requirements. Avnet Embedded serves OEMs that require embedded systems and solutions, including engineering, product prototyping, integration and other value-added services in the medical, telecommunications, industrial and digital editing markets.

EM Sales and Marketing Divisions

Each of EM’s regions has sales and marketing business units that generally focus on a specific customer segment, particular product lines or a specific geography. The business units offer access to one of the industry’s broadest line cards and convenient one-stop shopping with an emphasis on responsiveness, engineering support, on-time delivery and quality. Certain specialty services are made available to the individual business units through common support service units. Customers are further supported by a sophisticated e-Commerce platform, which includes a host of powerful functions such as parametric search capabilities for component part selection, bill of material optimization and component cross-referencing. The site enables end-to-end online service from part and inventory searches, price checking and ordering to online payment. EM Americas addresses the needs of its customers and suppliers through focused channels to service small- to medium-sized customers, global customers, defense and aerospace customers and contract manufacturers. In EMEA, business units, which are organized by semiconductors, IP&E and embedded products and design and supply chain solutions, address customers on both a pan-European and regional basis. EM Asia goes to market with sales and marketing business units within China, South Asia, Australia, New Zealand, Taiwan and Japan.

Technology Solutions

As a leading global IT solutions distributor, TS works with its business partners in the supply chain to create and deliver effective datacenter and IT lifecycle solutions that solve the business challenges of end-users around the world. These complex IT solutions span the entire IT lifecycle and are sold and delivered to a variety of TS’ customer partners, including VARs, ISVs, SIs and OEMs. These solutions can include any combination of services, software and hardware that address among other items, infrastructure and application management, cloud computing, automation, orchestration, datacenter transformation, security, big data, aftermarket and IT lifecycle services, and multilingual vendor accredited training. TS also serves non-PC OEMs requiring embedded systems and solutions, including engineering, product prototyping, integration and other value-added products and services. In addition, TS provides the latest hard disk drives and microprocessor, motherboard and DRAM module technologies to manufacturers of general-purpose computers and system builders.

Customer partners rely on TS’ supplier relationships and experienced logistics, sales, marketing, financial, technical and IT services experts to help them identify and capitalize on business opportunities in high-growth technologies, vertical markets and geographies. Suppliers rely on TS’ technology expertise and global scale and scope to broaden their customer base and grow sales in markets around the world. TS and its ecosystem of highly trained and knowledgeable channel partners serve as an extension of suppliers' salesforces to sell and deliver end-to-end IT solutions to end users. Through dedicated practices and partnerships, TS and its channel partners provide the education, tools, resources, skills and support needed around core technologies like storage, networking and security, along with industry-leading solutions and services incorporating next-generation technologies like big data and analytics, cloud computing and converged infrastructure. They also provide the specialization required to successfully implement and maintain these solutions in high-growth vertical markets, including energy, finance, government, healthcare and retail.

To continue to meet customer expectations in an evolving IT ecosystem, TS and its channel partners are focused on delivering solutions that expand end users' product delivery capabilities, extend their reach and resources, and enhance project success and return on investment for deployments that span the entire IT lifecycle.

Acquisitions

Avnet has historically pursued a strategic acquisition program to further its strategic objectives and support key business initiatives. This program was a significant factor in Avnet becoming one of the largest value-added distributors of electronic components, enterprise computer and storage products, IT services and embedded subsystems. Avnet expects to continue to pursue strategic acquisitions to expand its market presence, increase its scale and scope, and increase its product and service offerings.

There were no acquisitions in fiscal 2015. During fiscal 2014, the Company completed three acquisitions with aggregate annualized sales of approximately $492.0 million. See Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations in Part II of this Annual Report on Form 10-K for additional information on acquisitions completed during fiscal 2014 and 2013.

Major Products

One of Avnet’s competitive strengths is the breadth and quality of the suppliers whose products it distributes. IBM products accounted for approximately 11%, 13% and 12% of the Company’s consolidated sales during fiscal 2015, 2014 and 2013, respectively, and was the only supplier from which sales of its products exceeded 10% of consolidated sales. Listed in the table below are the major product categories and the Company’s approximate sales of each during the past three fiscal years.

	Years Ended
	June 27,	June 28,	June 29,
	2015	2014	2013
	(Millions)
Semiconductors	$15,715.8	$14,558.4	$13,720.8
Computer products	9,614.2	10,571.6	9,346.0
Connectors, passives, electromechanical and other	2,594.7	2,369.7	2,392.1
	$27,924.7	$27,499.7	$25,458.9

Certain prior year product sales have been reclassified into different product categories to conform to the fiscal 2015 product categorization.

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

A key competitive factor in the electronic component and computer product distribution industry is the need to carry a sufficient amount of inventory to meet customers’ rapid delivery requirements. To minimize its exposure related to valuation of inventory on hand, the majority of the Company’s products are purchased pursuant to non-exclusive distributor agreements, which typically provide certain protections for product obsolescence and price erosion. These agreements are generally cancelable upon 30 to 180 days’ notice and, in most cases, provide for inventory return privileges upon cancellation. In addition, the Company enhances its competitive position by offering a variety of value-added services, which entail the performance of services and/or processes tailored to individual customer specifications and business needs such as point of use replenishment, testing, assembly, supply chain management and materials management. For the year ended June 27, 2015, service sales constituted less than 10% of the Company’s total sales.

A competitive advantage is the size of the Company’s supplier base. Because of the number of Avnet’s suppliers, many customers can simplify their procurement process and make all of their required purchases from Avnet, rather than purchasing from several different vendors.

Seasonality

Historically, Avnet’s business has not been materially impacted by seasonality, with the exception of a relatively minor impact on consolidated results from the growth in sales at the TS business during the December quarter primarily driven by the calendar year end selling and buying patterns of key suppliers and customers, respectively.

Number of Employees

At June 27, 2015, Avnet had approximately 18,800 employees.

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

The corporate governance information on the website includes the Company’s Corporate Governance Guidelines, the Code of Conduct and the charters for each of the committees of Avnet’s Board of Directors. In addition, amendments to the Code of Conduct, committee charters and waivers granted to directors and executive officers under the Code of Conduct, if any, will be posted in this area of the website. These documents can be accessed at www.avnet.com under the “Investors — Corporate governance” caption. Printed versions of the Corporate Governance Guidelines, Code of Conduct and charters of the Board committees can be obtained, free of charge, by writing to the Company at the address listed above in “Available Information.”

In addition, the Company’s Annual Report on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K and amendments to those reports, if any, filed or furnished pursuant to Section 13(a) or 15(d) of Securities Exchange Act of 1934, as well as Section 16 filings made by any of the Company’s executive officers or directors with respect to Avnet common stock, are available on the Company’s website (www.avnet.com under the “Investors — SEC filings” caption) as soon as reasonably practicable after the report is electronically filed with, or furnished to, the Securities and Exchange Commission.

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

The Company’s financial results, operations and prospects depend significantly on worldwide economic conditions, the demand for its products and services, and the financial condition of its customers and suppliers. Economic weakness and uncertainty have in the past resulted, and may result in the future, in decreased sales, margins and earnings. Economic weakness and uncertainty may also lead the Company to impair assets, including goodwill, intangible assets and other long-lived assets, take restructuring actions and reduce expenses in response to decreased sales or margins. The Company may not be able to adequately adjust its cost structure in a timely fashion, which may adversely impact its profitability. Uncertainty about economic conditions may increase foreign currency volatility in markets in which the Company transacts business, which may negatively impact the Company’s results. Economic weakness and uncertainty also make it more difficult for the Company to manage inventory levels and/or collect customer receivables, which may result in provisions to create reserves, write-offs, reduced access to liquidity and higher financing costs.

The electronic components and computer industries are highly competitive and if the Company fails to compete effectively, its sales, gross profit margins and prospects may decline.

The market for the Company’s products and services is very competitive and subject to rapid technological advances, new market entrants, non-traditional competitors, changes in industry standards and changes in customer needs. Not only does the Company compete with other global distributors, it also competes for customers with regional distributors and some of the Company’s own suppliers that maintain direct sales efforts. The Company’s failure to maintain and enhance its competitive position could adversely affect its business and prospects. Furthermore, the Company’s efforts to compete in the marketplace could cause deterioration of gross profit margins and, thus, overall profitability.

The size of the Company’s competitors vary across market sectors, as do the resources the Company has allocated to the sectors and geographic areas in which it does business. Therefore, some competitors may have greater resources or a more extensive customer base than the Company has in one or more of its market sectors and geographic areas, which may result in the Company not being able to effectively compete in certain markets which could impact the Company’s profitability and prospects.

An industry down-cycle in semiconductors, IT hardware or software products could significantly affect the Company’s operating results.

The semiconductor and technology industries historically have experienced periodic fluctuations in product supply and demand, often associated with changes in technology and manufacturing capacity, and are generally considered to be highly cyclical. During each of the last three fiscal years, sales of semiconductors represented approximately 50% of the Company’s consolidated sales, and the Company’s sales, particularly those of EM, closely follow the strength or weakness of the semiconductor industry. Further, economic weakness or changes in customer needs could cause a decline in spending on information technology, hardware or software products, which could have a negative impact on TS. While the Company attempts to identify changes in market conditions as soon as possible, the dynamics of these industries make prediction of and timely reaction to such changes difficult. Future downturns in the semiconductor and technology industries could adversely affect the Company’s operating results and negatively impact the Company’s ability to maintain its current profitability levels.

Failure to maintain its relationships with key suppliers could adversely affect the Company’s sales.

One of the Company’s competitive strengths is the breadth and quality of the suppliers whose products the Company distributes. However, sales of products and services from one of the Company’s suppliers, IBM, accounted for approximately 11% of the Company’s consolidated sales in fiscal 2015. Management expects IBM products and services to continue to account for roughly a similar percentage of the Company’s consolidated sales in fiscal 2016. The Company’s contracts with its suppliers, including those with IBM, vary in duration and are generally terminable by either party at will upon notice. To the extent IBM or other primary suppliers significantly reduce their volume of business with the Company in the future, because of a product shortage, an unwillingness to do business with Avnet, changes in strategy or otherwise, the Company’s business and relationships with its customers could be negatively affected because its customers depend on the Company’s distribution of electronic components and computer products from the industry’s leading suppliers. In addition, suppliers’ strategy shifts or performance issues may negatively affect the Company’s financial results. The competitive landscape has also experienced a consolidation among suppliers, which could negatively impact the Company’s profitability and customer base. Further, to the extent that any of the Company’s key suppliers modify the terms of their contracts including, without limitation, the terms regarding price protection, rights of return, rebates or other terms that protect or enhance the Company’s gross margins, it could negatively affect the Company’s results of operations, financial condition or liquidity.

The Company’s non-U.S. locations represent a significant portion of its sales and, consequently, the Company is exposed to risks associated with operating internationally.

During fiscal 2015, 2014 and 2013 approximately 64%, 65% and 63%, respectively, of the Company’s sales came from its operations outside the United States. As a result of the Company’s international operations, in particular those in emerging and developing economies, the Company’s operations are subject to a variety of risks that are specific to international operations, including, but not limited to, the following:

•	potential restrictions on the Company’s ability to repatriate funds from its foreign subsidiaries;
•	foreign currency and interest rate fluctuations and the impact on the Company’s results of operations;
•	import and export duties and value-added taxes;
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

In addition to the cost of compliance, the potential criminal penalties for violations of import or export regulations and anti-corruption laws by the Company or its third-party agents create heightened risks for the Company’s international operations. In the event that a governing regulatory body determined that the Company had violated applicable import or export regulations or anti-corruption laws, the Company could be fined significant sums, incur sizable legal defense costs and/or its import or export capabilities could be restricted, which could have a material and adverse effect on the Company’s business. Additionally, allegations that the Company has violated a governmental regulation may negatively impact the Company’s reputation, which may result in customers or suppliers being unwilling to do business with the Company. While the Company has adopted measures and controls designed to ensure compliance with these laws, the Company cannot be assured that such measures will be adequate or that its business will not be materially and adversely impacted in the event of an alleged violation.

The Company transacts sales, pays expenses, owns assets and incurs liabilities in countries using currencies other than the U.S. Dollar. Because the Company’s consolidated financial statements are presented in U.S. Dollars, the Company must translate sales, income and expenses, as well as assets and liabilities, into U.S. Dollars at exchange rates in effect during each reporting period. Therefore, increases or decreases in the exchanges rates between the U.S. Dollar and other currencies the Company transacts in affect the Company’s reported amounts of sales, operating income, assets and liabilities denominated in foreign currencies. In addition, unexpected and dramatic changes in foreign currency exchange rates may negatively affect the Company’s earnings from those markets. While the Company may use derivative financial instruments to further reduce its net exposure to foreign currency exchange rate fluctuations, there can be no assurance that fluctuations in foreign currency exchange rates will not materially affect the Company’s financial results. Further, foreign currency instability and disruptions in the credit and capital markets may increase credit risks for some of the Company’s customers and may impair its customers’ ability to repay existing obligations.

The Company’s acquisition strategy may not produce the expected benefits, which may adversely affect the Company’s results of operations.

Avnet has made, and expects to continue to make, strategic acquisitions or investments in companies around the world to further its strategic objectives and support key business initiatives. Acquisitions and investments involve risks and uncertainties, some of which may differ from those associated with Avnet’s historical operations. The risks relating to such acquisitions and investments include, but are not limited to, risks relating to expanding into emerging markets and business areas, adding additional product lines and services, impacting existing customer and supplier relationships, incurring costs or liabilities associated with the companies acquired and diverting management’s attention from existing business operations. As a result, the Company’s profitability may be negatively impacted. In addition, the Company may not be successful in integrating the acquired businesses or the integration may be more difficult, costly or time-consuming than anticipated. Further, any litigation relating to a potential acquisition will result in an increase in the expenses associated with the acquisition or cause a delay in completing the acquisition, thereby impacting the Company’s profitability. The Company may experience disruptions that could, depending on the size of the acquisition, have an adverse effect on its business, especially where an acquisition target may have pre-existing compliance issues or pre-existing deficiencies or material weaknesses in internal controls. Furthermore, the Company may not realize all of the anticipated benefits from its acquisitions, which could adversely affect the Company’s financial performance.

Major disruptions to the Company’s logistics capability could have an adverse impact on the Company’s operations.

The Company’s global logistics services are operated through specialized, centralized or outsourced distribution centers around the globe. The Company also depends almost entirely on third-party transportation service providers for the delivery of products to its customers. A major interruption or disruption in service at one or more of its distribution centers for any reason (such as natural disasters, pandemics, or significant disruptions of services from the Company’s third-party transportation providers) could cause cancellations or delays in a significant number of shipments to customers and, as a result, could have an adverse impact on the Company’s business partners, and on the Company’s business, operations and financial performance.

If the Company sustains cyber attacks or other privacy or data security incidents that result in security breaches, it could suffer a loss of sales and increased costs, exposure to significant liability, reputational harm and other negative consequences.

The Company’s information technology may be subject to cyber attacks, security breaches or computer hacking. Experienced computer programmers and hackers may be able to penetrate the Company’s security controls and misappropriate or compromise sensitive personal, proprietary or confidential information, create system disruptions or cause shutdowns. They also may be able to develop and deploy viruses, worms and other malicious software programs that attack the Company’s systems or otherwise exploit any security vulnerabilities. The Company’s systems and the data stored on those systems may also be vulnerable to security incidents or security attacks, acts of vandalism or theft, coordinated attacks by activist entities, misplaced or lost data, human errors, or other similar events that could negatively affect the Company’s systems and its data, as well as the data of the Company’s business partners. Further, third parties, such as hosted solution providers, that provide services to the Company, could also be a source of security risk in the event of a failure of their own security systems and infrastructure.

The costs to eliminate or address the foregoing security threats and vulnerabilities before or after a cyber incident could be significant. The Company’s remediation efforts may not be successful and could result in interruptions, delays or cessation of service, and loss of existing or potential suppliers or customers. In addition, breaches of the Company’s security measures and the unauthorized dissemination of sensitive personal, proprietary or confidential information about the Company, its business partners or other third parties could expose the Company to significant potential liability and reputational harm. As threats related to cyber attacks develop and grow, the Company may also find it necessary to make further investments to protect its data and infrastructure, which may impact the Company’s profitability. Although the Company has insurance coverage for protecting against cyber attacks, it may not be sufficient to cover all possible claims, and the Company may suffer losses that could have a material adverse effect on its business.  As a global enterprise, the Company could also be negatively impacted by existing and proposed laws and regulations, as well as government policies and practices related to cybersecurity, privacy, data localization and data protection.

If the Company’s internal information systems fail to function properly, or if the Company is unsuccessful in the implementation, integration or upgrade of information systems, its business operations could suffer.

The Company  is  dependent on its information systems to facilitate the day-to-day operations of the business and to produce timely, accurate and reliable information on financial and operational results. Currently, the Company’s global operations are tracked with multiple information systems, some of which are subject to ongoing IT projects designed to streamline or optimize the Company’s global information systems. There is no guarantee that the Company will be successful at all times in these efforts or that there will not be implementation or integration difficulties that will adversely affect the Company’s ability to complete business transactions timely or the accurate and timely recording and reporting of financial data. A failure of any of these information systems in a way described above or material difficulties in upgrading these information systems could have an adverse effect on the Company’s business and its compliance with reporting obligations under federal securities laws.

Declines in the value of the Company’s inventory or unexpected order cancellations by the Company’s customers could adversely affect its business, results of operations, financial condition and liquidity.

The electronic components and computer products industries are subject to rapid technological change, new and enhanced products, changes in customer needs and changes in industry standards, which can contribute to a decline in value or obsolescence of inventory. Regardless of the general economic environment, it is possible that prices will decline due to a decrease in demand or an oversupply of products and, as a result of the price declines, there may be greater risk of declines in inventory value. Although it is the policy of many of the Company’s suppliers to offer certain protections from the loss in value of inventory (such as price protection and limited rights of return), the Company cannot be assured that such policies will fully compensate for the loss in value, or that the suppliers will choose to, or be able to, honor such agreements, some of which are not documented and, therefore, subject to the discretion of the supplier. In addition, the majority of the Company’s sales are made pursuant to individual purchase orders, rather than through long-term sales contracts. Where there is a contract, such contract is generally terminable at will upon notice. The Company cannot be assured that unforeseen new product developments, declines in the value of the Company’s inventory or unforeseen order cancellations by its customers will not adversely affect the Company’s business, results of operations, financial condition or liquidity.

Substantial defaults by the Company’s customers or suppliers on its accounts receivable or the loss of significant customers could have a significant negative impact on the Company’s business, results of operations, financial condition or liquidity.

A significant portion of the Company’s working capital consists of accounts receivable.  If  entities responsible for a significant amount of accounts receivable were to cease doing business, direct their business elsewhere, become insolvent or unable to pay the amount they owe the Company, or were to become unwilling or unable to make such payments in a timely manner, the Company’s business, results of operations, financial condition or liquidity could be adversely affected. An economic or industry downturn could adversely affect the collectability of these accounts receivable, which could result in longer payment cycles, increased collection costs and defaults in excess of management’s expectations. A significant deterioration in the Company’s ability to collect on accounts receivable in the United States could also impact the cost or availability of financing under its accounts receivable securitization program.

The Company may not have adequate or cost-effective liquidity or capital resources.

The Company’s ability to satisfy its cash needs and implement its capital allocation strategy depends on its ability to generate cash from operations and to access the financial markets, both of which are subject to general economic, financial, competitive, legislative, regulatory and other factors that are beyond the Company’s control.

The Company may need to satisfy its cash needs through external financing. However, external financing may not be available on acceptable terms or at all. As of June 27, 2015, Avnet had total debt outstanding of approximately $1.98 billion under various notes, secured borrowings and committed and uncommitted lines of credit with financial institutions. The Company needs cash to make interest payments on, and to repay, this indebtedness and for general corporate purposes, such as funding its ongoing working capital and capital expenditure needs. Under the terms of any external financing, the Company may incur higher than expected financing expenses and become subject to additional restrictions and covenants. Any material increase in the Company’s financing costs could have an adverse effect on its profitability.

Under certain of its credit facilities, the Company is required to maintain certain specified financial ratios and meet certain tests. If the Company fails to meet these financial ratios and/or tests, it may be unable to continue to utilize these facilities. If the Company is unable to utilize these facilities, it may not have sufficient cash available to make interest payments, to repay indebtedness or for general corporate needs. General economic or business conditions, domestic and foreign, may be less favorable than management expects and could adversely impact the Company’s sales or its ability to collect receivables from its customers, which may impact access to the Company’s accounts receivable securitization program.

The agreements governing some of the Company’s financings contain various covenants and restrictions that limit the discretion of management in operating its business and could prevent engaging in some activities that may be beneficial to the Company’s business.

The agreements governing the Company’s financing, including its credit facility, accounts receivable securitization program and the indentures governing the Company’s outstanding notes, contain various covenants and restrictions that, in certain circumstances, limit the Company’s ability, and the ability of certain subsidiaries, to:

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

From time to time, the Company receives notifications alleging infringements of intellectual property rights allegedly held by others relating to the Company’s business or the products or services it sells. Litigation with respect to patents or other intellectual property matters could result in substantial costs and diversion of management and other resources and could have an adverse effect on the Company’s operations. Further, the Company may be obligated to indemnify and defend its customers if the products or services the Company sells are alleged to infringe any third party’s intellectual property rights. While the Company may be able to seek indemnification from its suppliers for itself and its customers against such claims, there is no assurance that it will be successful in realizing such indemnification or that the Company will be fully protected against such claims. In addition, the Company is exposed to potential liability for technology that it develops for which it has no indemnification protections. If an infringement claim against the Company is successful, the Company may be required to pay damages or seek royalty or license arrangements, which may not be available on commercially reasonable terms. The Company may have to stop selling certain products or services, which could affect its ability to compete effectively.

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

Changes in tax rules and regulations, changes in interpretation of tax rules and regulations, changes in business performance or unfavorable assessments from tax audits could affect the Company’s effective tax rates, deferred taxes, financial condition and results of operations.

As a multinational corporation, the Company is subject to the tax laws and regulations of the United States and many foreign jurisdictions. From time to time, regulations may be enacted that could adversely affect the Company’s tax positions. There can be no assurance that the Company’s cash flow, and in some cases the effective tax rate,  will not be adversely affected by these potential changes in regulations or by changes in the interpretation of existing tax law and regulations. The tax laws and regulations of the various countries where the Company has operations are extremely complex and subject to varying interpretations. Although the Company believes that its historical tax positions are sound and consistent with applicable laws, regulations and existing precedent, there can be no assurance that these tax positions will not be challenged by relevant tax authorities or that the Company would be successful in defending against any such challenge.

The Company’s future income tax expense could also be adversely affected by changes in the mix of earnings in countries with differing statutory tax rates, changes in the valuation of deferred tax assets and liabilities and changes to its operating structure.

If the Company fails to maintain effective internal controls, it may not be able to report its financial results accurately or timely, or prevent or detect fraud, which could have an adverse effect on the Company’s business or the market price of the Company’s securities.

Effective internal controls over financial reporting are necessary for the Company to provide reasonable assurance with respect to its financial reports and to effectively prevent or detect fraud. If the Company cannot provide reasonable assurance with respect to its financial reports and effectively prevent or detect fraud, its brand and operating results could be harmed. Internal controls over financial reporting may not prevent or detect misstatements because of its inherent limitations, including the possibility of human error, the circumvention or overriding of controls, or fraud. Therefore, even effective internal controls cannot provide absolute assurance with respect to the preparation and fair presentation of financial statements. In addition, projections of any evaluation of effectiveness of internal controls over financial reporting to future periods are subject to the risk that the internal controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate. If the Company fails to maintain the adequacy of its internal controls, including any failure to implement required new or improved internal controls, or if the Company experiences difficulties in their implementation, the Company’s business and operating results could be harmed, the Company may be subject to sanctions or investigations by regulatory authorities, and the Company could fail to meet its reporting obligations, which could have an adverse effect on its business or the market price of the Company’s securities.

Item 1B. Unresolved Staff Comments

Not applicable.

Item 2. Properties

The Company owns and leases approximately 1.8 million and 5.9 million square feet of space, respectively, of which approximately 38% is located in the United States. The following table summarizes certain of the Company’s key facilities:

		Leased
	Square	or
Location	Footage	Owned	Primary Use
Groveport, Ohio	580,000	Leased	TS warehousing, integration and value-added operations
Chandler, Arizona	400,000	Owned	EM warehousing and value-added operations
Tongeren, Belgium	390,000	Owned	EM and TS warehousing and value-added operations
Poing, Germany	570,000	Owned	EM warehousing, value-added operations and offices
Chandler, Arizona	230,000	Leased	EM and TS warehousing, integration and value-added operations
Nettetal, Germany	200,000	Owned	EM and TS warehousing and value-added operations
Hong Kong, China	180,000	Leased	EM warehousing and value-added operations
Duluth, Georgia	180,000	Leased	TS warehousing, integration and value-added operations
Phoenix, Arizona	180,000	Leased	Corporate and EM headquarters
Tempe, Arizona	130,000	Leased	TS headquarters

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

PART II

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Market price per share

The Company’s common stock is listed on the New York Stock Exchange under the symbol AVT. Quarterly high and low stock closing prices (as reported for the New York Stock Exchange composite transactions) and dividends declared for the last two fiscal years were:

	2015			2014
			Dividends			Dividends
Fiscal Quarters	High	Low	Declared	High	Low	Declared
1st	$45.17	$40.88	$0.16	$41.73	$33.97	$0.15
2nd	45.05	36.54	0.16	43.43	38.77	0.15
3rd	47.12	40.97	0.16	46.17	39.32	0.15
4th	46.15	42.09	0.16	47.50	41.68	0.15

In August 2013, the Company’s Board of Directors initiated a quarterly cash dividend of $0.15 per share of outstanding common stock. In August 2014, the Board of Directors increased the quarterly cash dividend to $0.16 per share of outstanding common stock. The declaration and payment of future dividends will be at the discretion of the Board of Directors and will be dependent upon the Company’s financial condition, results of operations, capital requirements, and other factors the Board of Directors deems relevant. In addition, certain of the Company’s debt facilities may restrict the declaration and payment of dividends, depending upon the Company’s then current compliance with certain covenants.

Record Holders

As of July 24, 2015, there were 2,508 registered holders of record of Avnet’s common stock.

Equity Compensation Plan Information as of June 27, 2015

Number of
	Securities			Number of
	to be Issued		Weighted-	Securities
	Upon		Average	Remaining
	Exercise of		Exercise Price of	Available for
	Outstanding		Outstanding	Future Issuance
	Options,		Options,	Under Equity
	Warrants and		Warrants and	Compensation
Plan Category	Rights		Rights	Plans
Equity compensation plans approved by security holders	4,580,331	(1)	$32.90	4,840,055	(2)

(1)	Includes 2,015,378 shares subject to options outstanding, 1,930,352 restricted stock units and 634,601 performance share units awarded but not yet vested or vested but not yet delivered.
(2)	Does not include 298,151 shares available for future issuance under the Employee Stock Purchase Plan, which is a non-compensatory plan.

Stock Performance Graphs and Cumulative Total Returns

The graph below compares the cumulative 5-year total return of holders of Avnet, Inc.’s common stock with the cumulative total returns of the S&P 500 index and certain of Avnet’s peer companies (“peer group”) in the electronics and information technology distribution industry. The graph tracks the performance of a hypothetical $100 investment in Avnet’s common stock, in the peer group, and the S&P 500 index (with the reinvestment of all dividends) from July 3, 2010 to June 27, 2015. The companies comprising the peer group that Avnet has historically used are:  Agilysys, Inc., Anixter International, Inc., Arrow Electronics, Inc., Ingram Micro, Inc., Insight Enterprises, Inc., Scansource, Inc., Synnex Corp. and Tech Data Corp.

	7/3/2010	7/2/2011	6/30/2012	6/29/2013	6/28/2014	6/27/2015
Avnet, Inc.	$100	$135.74	$128.69	$140.12	$184.22	$179.96
S&P 500	100	130.69	137.81	166.20	207.10	222.47
Peer Group	100	149.95	133.82	155.90	229.92	211.04

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

Issuer Purchases of Equity Securities

In November 2014, the Company’s Board of Directors amended the Company’s existing share repurchase program to authorize the repurchase of up to $1.0 billion of common stock in the open market, privately negotiated transactions, block trades, accelerated share repurchase transactions or any combination of such method. The timing and actual number of shares repurchased will depend on a variety of factors such as price, corporate and regulatory requirements, and prevailing market conditions. The following table includes, if any, the Company’s monthly purchases of Avnet’s common stock during the fourth quarter ended June 27, 2015, under the share repurchase program, which is part of a publicly announced plan:

			Total Number of	Approximate Dollar
	Total	Average	Shares Purchased	Value of Shares That
	Number	Price	as Part of Publicly	May Yet Be
	of Shares	Paid per	Announced Plans	Purchased under the
Period	Purchased	Share	or Programs	Plans or Programs
April	—	$—	—	$318,254,000
May	40,500	$42.89	40,500	$316,517,000
June	327,864	$42.85	327,864	$302,467,000

Item 6. Selected Financial Data

	Years Ended
	June 27,	June 28,	June 29,	June 30,	July 2,
	2015	2014	2013	2012	2011
	(Millions, except for per share and ratio data)
Income:
Sales	$27,924.7	$27,499.7	$25,458.9	$25,707.5	$26,534.4
Gross profit	3,193.1	3,225.7	2,979.8	3,050.6	3,107.8
Operating income(a)	827.7	789.9	626.0	884.2	930.0
Income tax expense(b)	141.1	155.5	99.2	223.8	201.9
Net income(c)	571.9	545.6	450.1	567.0	669.1
Financial Position:
Working capital(d)	4,369.8	3,975.4	3,535.4	3,455.7	3,749.5
Total assets	10,800.0	11,255.5	10,474.7	10,167.9	9,905.6
Long-term debt	1,646.5	1,213.8	1,207.0	1,272.0	1,273.5
Shareholders’ equity	4,685.0	4,890.2	4,289.1	3,905.7	4,056.1
Per Share:
Basic earnings	4.18	3.95	3.26	3.85	4.39
Diluted earnings	4.12	3.89	3.21	3.79	4.34
Cash dividends declared	0.64	0.60	—	—	—
Book value per diluted share	33.8	34.9	30.64	26.12	26.28
Ratios:
Operating income as a percentage of sales	3.0%	2.9%	2.5%	3.4%	3.5%
Net income as a percentage of sales	2.0%	2.0%	1.8%	2.2%	2.5%
Return on capital	11.6%	11.4%	10.6%	12.9%	15.2%
Quick ratio	1.4:1	1.2:1	1.2:1	1.2:1	1.2:1
Current ratio	2.0:1	1.8:1	1.7:1	1.7:1	1.8:1
Total debt to capital	29.7%	29.8%	32.3%	35.4%	27.2%

(a)

All fiscal years presented include restructuring, integration and other expenses, which totaled $90.8 million before tax, $65.9 million after tax and $0.47 per share on a diluted basis in fiscal 2015, $94.6 million before tax, $70.8 million after tax and $0.50 per share on a diluted basis in fiscal 2014, $149.5 million before tax, $116.4 million after tax and $0.83 per share on a diluted basis in fiscal 2013, $73.6 million before tax, $53.0 million after tax and $0.35 per share on a diluted basis in fiscal 2012 and $77.2 million before tax, $56.2 million after tax and $0.36 per share on a diluted basis in fiscal 2011.

(b)

Certain fiscal years presented included the impact of tax benefits primarily due to the release of valuation allowances net of additional reserves including $55.1 million and $0.39 per share on a diluted basis in fiscal 2015,  $43.8 million and $0.31 per share on a diluted basis in fiscal 2014, $50.4 million and $0.36 per share on a diluted basis in fiscal 2013, $8.6 million and $0.06 per share on a diluted basis in fiscal 2012, and $32.9 million and $0.21 per share on a diluted basis in fiscal 2011.

(c)

All fiscal years presented were impacted by other expense or income amounts that impact the comparability between years including a gain on legal settlement of $22.1 million before tax, $13.5 million after tax and $0.09 per share on a diluted basis in fiscal 2014, a gain on bargain purchase and other of $31.0 million before and after tax and $0.22 per share on a diluted basis in fiscal 2013, a gain on bargain purchase and other of $2.9 million before tax, $3.5 million after tax and $0.02 per share on a diluted basis in fiscal 2012, and a gain on bargain purchase and other of $22.7 million before tax, $25.7 million after tax and $0.17 per share on a diluted basis in fiscal 2011.

(d)	This calculation of working capital is defined as current assets less current liabilities.

Summary of quarterly results (unaudited):

	First	Second	Third	Fourth	Fiscal
	Quarter	Quarter	Quarter	Quarter	Year(a)
	(Millions, except per share amounts)
2015(b)
Sales	$6,839.6	$7,551.9	$6,736.9	$6,796.3	$27,924.7
Gross profit	795.5	837.5	774.4	785.8	3,193.1
Net income	127.9	163.7	121.5	158.7	571.9
Diluted earnings per share	0.91	1.18	0.88	1.15	4.12
2014(c)
Sales	$6,345.5	$7,421.9	$6,683.6	$7,048.7	$27,499.7
Gross profit	735.2	848.6	804.9	837.0	3,225.7
Net income	120.6	124.9	113.9	186.3	545.6
Diluted earnings per share	0.86	0.89	0.81	1.33	3.89

(a)	Quarters may not total to the fiscal year due to rounding.
(b)

First quarter of fiscal 2015 results were impacted by restructuring, integration and other expenses of $18.3 million before tax, $13.2 million after tax and $0.09 per share on a diluted basis and an income tax benefit of $5.9 million primarily related to certain items impacting the effective income tax rate. Second quarter results were impacted by restructuring, integration and other expenses of $13.3 million before tax, $10.2 million after tax and $0.07 per share on a diluted basis and an income tax benefit of $5.6 million primarily related to certain items impacting the effective income tax rate. Third quarter results were impacted by restructuring, integration and other expenses of $15.5 million before tax, $12.0 million after tax and $0.09 per share on a diluted basis and an income tax expense of $2.2 million primarily related to certain items impacting the effective income tax rate. Fourth quarter results were impacted by restructuring, integration and other expenses of $43.7 million before tax, $30.5 million after tax and $0.22 per share on a diluted basis and an income tax benefit of $45.8 million and $0.33 per share on a diluted basis as a result of the release of valuation allowances against certain deferred tax assets.

(c)

First quarter of fiscal 2014 results were impacted by restructuring, integration and other expenses of $12.1 million before tax, $8.8 million after tax and $0.06 per share on a diluted basis and a gain on legal settlement of $19.1 million before tax, $11.7 million after tax and $0.08 per share on a diluted basis related to an award payment received. Second quarter results were impacted by restructuring, integration and other expenses of $28.4 million before tax, $21.7 million after tax and $0.15 per share on a diluted basis and an income tax expense of $8.2 million primarily related to certain items impacting the effective income tax rate. Third quarter results were impacted by restructuring, integration and other expenses of $26.1 million before tax, $19.3 million after tax and $0.14 per share on a diluted basis. Fourth quarter results were impacted by restructuring, integration and other expenses of $28.0 million before tax, $20.9 million after tax and $0.15 per share on a diluted basis and an income tax benefit of $58.2 million and $0.41 per share on a diluted basis as a result of the release of valuation allowances against certain deferred tax assets.

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations

For an understanding of Avnet and the significant factors that influenced the Company’s performance during the past three fiscal years, the following discussion should be read in conjunction with the description of the business appearing in Item 1 of this Report and the consolidated financial statements, including the related notes and schedule, and other information appearing in Item 15 of this Report. The Company operates on a “52/53 week” fiscal year. Fiscal 2015, 2014 and 2013 all contained 52 weeks.

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

The reconciliation of operating income to adjusted operating income is presented in the following table:

	Years Ended
	June 27,	June 28,	June 29,
	2015	2014	2013
	(Thousands)
Operating income	$827,673	$789,940	$625,981
Restructuring, integration and other expenses	90,805	94,623	149,501
Amortization of acquired intangible assets and other	54,049	46,783	32,370
Adjusted operating income	$972,527	$931,346	$807,852

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

Results of Operations

Executive Summary

Sales for fiscal 2015 were $27.92 billion, an increase of 1.5% from fiscal 2014 sales of $27.50 billion. Organic sales in constant currency increased 5.4% year over year. EM sales of $17.34 billion increased 4.8% and organic sales in constant currency increased 9.1% year over year. This increase in organic sales was primarily related to double digit growth in the EMEA and Asia regions. TS sales of $10.58 billion decreased 3.4% and organic sales in constant currency remained flat year over year.

Gross profit margin of 11.4% decreased 30 basis points from fiscal 2014 as a result of gross profit margin declines at both EM and TS.

Operating income margin was 3.0% in fiscal 2015 as compared to 2.9% in fiscal 2014. Excluding restructuring, integration and other expenses and amortization expense associated with acquired intangible assets from both periods, adjusted operating income margin was 3.5% in fiscal 2015 as compared to 3.4% in fiscal 2014. EM operating income margin of 4.6% increased 8 basis points year over year primarily due to improvements in EMEA. TS operating income margin of 3.1% increased 18 basis points year over year primarily due to improvements in EMEA.

Three-Year Analysis of Sales: By Operating Group and Geography

	Years Ended						Percent Change
	June 27,	% of	June 28,	% of	June 29,	% of	2015 to	2014 to
	2015	Total	2014	Total	2013	Total	2014	2013
	(Dollars in millions)
Sales by Operating Group:
EM Americas	$4,922.1	17.6	$4,844.9	17.6%	$5,263.8	20.7%	1.6%	(8.0)%
EM EMEA	5,004.6	17.9	5,094.9	18.5	4,096.0	16.1	(1.8)	24.4
EM Asia	7,418.0	26.6	6,604.6	24.0	5,734.6	22.5	12.3	15.2
Total EM	17,344.7	62.1	16,544.4	60.1	15,094.4	59.3	4.8	9.6

TS Americas	6,221.9	22.3	6,084.6	22.1	5,452.8	21.4	2.3	11.6
TS EMEA	2,871.6	10.3	3,151.2	11.5	3,181.9	12.5	(8.9)	(1.0)
TS Asia	1,486.5	5.3	1,719.5	6.3	1,729.8	6.8	(13.6)	(0.6)
Total TS	10,580.0	37.9	10,955.3	39.9	10,364.5	40.7	(3.4)	5.7
Total Avnet, Inc.	$27,924.7		$27,499.7		$25,458.9		1.5%	8.0%
Sales by Geographic Area:
Americas	$11,144.0	39.9%	$10,929.5	39.7%	$10,716.6	42.1%	2.0%	2.0%
EMEA	7,876.2	28.2	8,246.1	30.0	7,277.9	28.6	(4.5)	13.3
Asia/Pacific	8,904.5	31.9	8,324.1	30.3	7,464.4	29.3	7.0	11.5
	$27,924.7		$27,499.7		$25,458.9

Sales

Items Impacting Year-over-Year Sales Comparisons

During fiscal 2014 and 2013, the Company acquired several businesses impacting both operating groups, as presented in the following table. There were no acquisitions in fiscal 2015. To facilitate more meaningful year-over-year comparisons, the discussions that follow include organic sales as well as sales on a reported basis.

		Approximate
		Annualized
Acquired Business	Group & Region	Sales (1)	Acquisition Date
		(Millions)
Fiscal 2014
MSC Investoren GmbH	EM EMEA	$461	October 2013
Nisko Semiconductors, Ltd.	EM EMEA	18	August 2013
Seamless Technologies, Inc.	TS Americas	13	July 2013
Total fiscal 2014		$492

Fiscal 2013
RTI Holdings	EM Asia	$78	April 2013
TSSLink, Inc.	TS Americas	10	December 2012
Universal Semiconductor, Inc.	EM Americas	75	December 2012
Genilogix	TS Americas	23	November 2012
Brightstar Partners, Inc.	TS Americas	14	November 2012
Magirus AG	TS EMEA	633	October 2012
Tekdata Interconnections, Limited	EM EMEA	10	October 2012
Internix, Inc.	EM Asia	264	August 2012
C.R.G. Electronics, Ltd.	EM EMEA	24	August 2012
Pepperweed Consulting	TS Americas	12	August 2012
Mattelli Limited	TS EMEA	1	July 2012
Altron GmbH & Co KG	EM EMEA	34	July 2012
Total fiscal 2013		$1,178

(1)	Represents the approximate annual sales for the acquired businesses’ most recent fiscal year prior to acquisition by Avnet and based upon average foreign currency exchange rates for such fiscal year.

Fiscal 2015 Comparison to Fiscal 2014

The table below provides the comparison of reported fiscal 2015 and 2014 sales for the Company and its operating groups to organic sales to allow readers to better assess and understand the Company’s sales performance by operating group.

				2015 to
				2014
		Sales from		Organic
	Sales as	Acquisitions/	Organic	Sales
	Reported	Divestitures	Sales	Change
	(Dollars in millions)
EM	$17,344.7	$—	$17,344.7	4.1%
TS	10,580.0	—	10,580.0	(3.4)
Fiscal 2015	$27,924.7	$—	$27,924.7	1.1
EM	$16,544.4	$119.9	$16,664.3
TS	10,955.3	—	10,955.3
Fiscal 2014	$27,499.7	$119.9	$27,619.6

Sales for fiscal 2015 were $27.92 billion, an increase of 1.5%, or $425.0 million, from fiscal 2014 consolidated sales of $27.50 billion. Organic sales increased 1.1% year over year and increased 5.0% in constant currency. The organic sales increase was primarily due to organic growth at EM as discussed further below.

EM sales of $17.34 billion for fiscal 2015 increased 4.8% from fiscal 2014 sales of $16.54 billion. EM sales were impacted by the weaker Euro during fiscal 2015 in comparison to fiscal 2014 as EM organic sales in constant currency increased 8.3% year over year due to growth across all regions. On a regional basis, sales in the Americas increased 1.6%. In EMEA, organic sales in constant currency increased 7.8% due to strong demand across the region. Asia sales increased 12.3% year over year, which was primarily due to increased select high volume supply chain engagements in fiscal 2015 compared to fiscal 2014. The higher growth rate in Asia and the effect of the weaker Euro during fiscal 2015 resulted in a regional shift in the mix of sales toward Asia, which represented approximately 43% of total EM sales in fiscal 2015 compared to approximately 40% in fiscal 2014. Such regional mix shift had a corresponding impact on fiscal 2015 EM gross profit margin and operating income margin.

TS sales of $10.58 billion for fiscal 2015 decreased 3.4% from fiscal 2014 sales of $10.96 billion. Sales remained flat year over year in constant currency. On a regional basis, sales in the Americas region increased 2.3%. In EMEA, sales in constant currency decreased 1.4%. Asia sales decreased 13.6% year over year, which was primarily due to double digit declines in computing components.

Fiscal 2014 Comparison to Fiscal 2013

The table below provides the comparison of reported fiscal 2014 and 2013 sales for the Company and its operating groups to organic sales to allow readers to better assess and understand the Company’s sales performance by operating group.

					2014 to
			Transfer of		2013
		Sales from	Operations		Organic
	Sales as	Acquisitions/	from EM	Organic	Sales
	Reported	Divestitures	to TS(1)	Sales	Change
	(Dollars in millions)
EM	$16,544.4	$119.9	$—	$16,664.3	9.1%
TS	10,955.3	—	—	10,955.3	(0.2)
Fiscal 2014	$27,499.7	$119.9	$—	$27,619.6	5.2
EM	$15,094.4	$627.1	$(443.2)	$15,278.3
TS	10,364.5	166.2	443.2	10,973.9
Fiscal 2013	$25,458.9	$793.3	$—	$26,252.2

(1)	To adjust reported sales for the impact of certain operations transferred from EM to TS at the beginning of fiscal 2014.

Consolidated sales for fiscal 2014 were $27.50 billion, an increase of 8.0%, or $2.04 billion, from fiscal 2013 consolidated sales of $25.46 billion. Organic sales increased 5.2% year over year and increased 4.8% in constant currency. The organic sales increase was primarily due to organic growth at EM as discussed further below.

EM sales of $16.54 billion for fiscal 2014 increased 9.6% from fiscal 2013 sales of $15.09 billion. EM organic sales in constant currency increased 8.2% year over year. On a regional basis, organic sales in the Americas remained flat year over year. In EMEA, there was strong growth with organic sales increasing 8.8% in constant currency. Asia organic sales increased 13.0% year over year, which was primarily due to increased select high volume supply chain engagements in fiscal 2014 compared to fiscal 2013. The higher growth rate in Asia resulted in a regional shift in the mix of sales toward Asia, which represented approximately 40% of total EM sales in fiscal 2014 compared to approximately 38% in fiscal 2013. Such regional mix shift had a corresponding impact on fiscal 2014 EM gross profit margin and operating income margin.

TS sales of $10.96 billion for fiscal 2014 increased 5.7% from fiscal 2013 sales of $10.36 billion. Organic sales remained flat year over year in constant currency. In the Americas region, year-over-year organic sales increased 2.7%, offset by organic sales declines of 8.8% in constant currency at TS EMEA. On a product level, growth in hardware, software and services was partially offset by declines in servers and computing components.

Gross Profit and Gross Profit Margins

Gross profit in fiscal 2015 was $3.19 billion, a decrease of $32.6 million, or 1.0%, from fiscal 2014. Gross profit increased 3.3% year over year on an organic basis in constant currency. Gross profit margin of 11.4% decreased 30 basis points year over year. EM gross profit margin decreased year over year primarily related to the above mentioned geographic mix shift towards Asia, the weaker Euro adversely impacting the contribution to gross profit margin from the higher margin EMEA region and from declines in Asia from an increase in select high volume supply chain engagements, which were partially offset by an increase in gross profit margin in EMEA. TS gross profit margin decreased slightly year over year, with improvements in the EMEA and Asia regions being offset by a decline in the Americas.

Gross profit in fiscal 2014 was $3.23 billion, an increase of $245.9 million, or 8.3%, from fiscal 2013 and an increase of 2.4% on an organic basis in constant currency. Gross profit margin of 11.7% remained essentially flat, increasing by 3 basis points over fiscal 2013. EM gross profit margin remained flat year over year primarily related to increases in the western regions being offset by declines in Asia. The decline in Asia gross margin was primarily due to the effects of an increase in select high volume supply chain engagements in fiscal 2014. With respect to regional mix, the Asia region contributed approximately 40% of EM sales in fiscal 2014 from approximately 38% in fiscal 2013. TS gross profit margin remained flat year over year, with improvements in the EMEA region being offset by a decline in the Americas.

Selling, General and Administrative Expenses

Selling, general and administrative expenses (“SG&A expenses”) were $2.27 billion in fiscal 2015, a decrease of $66.5 million, or 2.8%, from fiscal 2014. This decrease consisted primarily of decreases due to the impact of differences in foreign currency exchange rates between the fiscal years and decreases due to prior restructuring actions. These decreases were partially offset by increases due to fiscal 2014 acquisitions and increases to fund organic growth and other costs. In fiscal 2015, SG&A expenses as a percentage of sales were 8.1% and as a percentage of gross profit were 71.2% as compared with 8.5% and 72.6%, respectively, in fiscal 2014. SG&A expenses as a percentage of gross profit at EM decreased 197 basis points year over year due primarily to the benefits of recent restructuring and cost savings actions and from an increase in gross profit due to increased sales, partially offset by increases associated with fiscal 2014 acquisitions and increases to fund organic growth and other costs. SG&A expenses as a percentage of gross profit at TS decreased 224 basis points from fiscal 2014 due primarily to the benefits of recent restructuring and costs savings actions, partially offset by the decrease in gross profit and increases to fund organic growth and other costs.

SG&A expenses were $2.34 billion in fiscal 2014, an increase of $136.8 million, or 6.2%, from fiscal 2013. This increase consisted primarily of an increase of approximately $138.0 million related to expenses from businesses acquired, and to a lesser extent from an approximately $18.0 million increase related to the impact of differences in foreign currency exchange rates between the fiscal years. These increases were partially offset by a decrease related to recent restructuring and cost reduction actions net of SG&A expense increases to fund organic growth and other costs, including employee merit compensation increases. In fiscal 2014, SG&A expenses as a percentage of sales were 8.5% and as a percentage of gross profit were 72.6% as compared with 8.7% and 74.0%, respectively, in fiscal 2013. SG&A expenses as a percentage of gross profit at EM decreased 241 basis points year over year due primarily to the benefits of restructuring and cost savings actions and from an increase in gross profit, partially offset by increases associated with recently acquired businesses that were not fully integrated for the entire fiscal 2014 and increases to fund organic growth and other costs. SG&A expenses as a percentage of gross profit at TS decreased 15 basis points from fiscal 2013 due primarily to the benefits of restructuring and costs savings actions and the increase in gross profit, partially offset by the increases associated with recently acquired businesses and increases to fund organic growth and other costs.

Restructuring, Integration and Other Expenses

During fiscal 2015, the Company took certain restructuring actions in an effort to reduce future operating costs including restructuring activities for certain regional and global businesses to better align such operations, products and services with the known and anticipated demands of the Company’s suppliers and customers. In addition, the Company incurred integration and other costs primarily associated with acquired businesses and certain global and regional businesses. As a result, during fiscal 2015 the Company recorded restructuring, integration and other expenses of $90.8 million.  The Company recorded $58.7 million for restructuring costs, and expects to realize approximately $50.0 million in incremental annualized operating costs savings as a result of such restructuring actions. Restructuring expenses consisted of $25.9 million for severance, $8.8 million for facility exit costs, $18.2 million for asset impairments, and $5.8 million for other restructuring expenses. Integration and other costs including acquisition costs were $19.1 million and $13.7 million, respectively. The Company also recorded a net benefit of $0.7 million for changes in estimates for restructuring liabilities established in prior years. The after tax impact of restructuring, integration and other expenses were $65.9 million and $0.47 per share on a diluted basis.

The Company expects to incur additional restructuring expenses of up to $10.0 million through the second quarter of fiscal 2016 related to such restructuring actions initiated in fiscal 2015 in order to achieve the above targeted annualized cost savings. When realized, the annualized cost savings are expected to benefit the EM operating group by approximately $20.0 million and the TS operating group by approximately $30.0 million.

During fiscal 2014, the Company took certain actions in an effort to reduce future operating costs including activities necessary to achieve planned synergies from recently acquired businesses. In addition, the Company incurred integration and other costs primarily associated with acquired or divested businesses and for the consolidation of facilities. As a result, during fiscal 2014 the Company recorded restructuring, integration and other expenses of $94.6 million. Restructuring expenses of $65.7 million consisted of $53.3 million for severance, $11.6 million for facility exit costs and asset impairments, and $0.9 million for other restructuring expenses. Integration and other costs including acquisition costs were $20.5 million and $8.8 million, respectively. The Company also recorded a net benefit of $0.3 million for changes in estimates for restructuring liabilities established in prior years. The after tax impact of restructuring, integration and other expenses was $70.8 million and $0.50 per share on a diluted basis.

During fiscal 2013, the Company took certain restructuring actions to reduce costs in both operating groups in response to the then current market conditions and incurred acquisition and integration costs primarily associated with recently acquired businesses. As a result, the Company recorded restructuring, integration and other expenses of $149.5 million. Restructuring expenses of $120.0 million consisted of $73.3 million for severance, $34.4 million for facility exit costs and asset impairments, and $12.3 million for other restructuring expenses. Integration costs were $35.7 million and other costs were a net benefit of $3.2 million. The Company also recorded a benefit of $3.1 million for changes in estimates for restructuring liabilities established in prior years. The after tax impact of restructuring, integration and other expenses was $116.4 million and $0.83 per share on a diluted basis.

See Note 17, “Restructuring, integration and other expenses” to the Company’s consolidated financial statements included in Item 15 of this Annual Report on Form 10-K for additional information related to restructuring, integration and other expenses.

Operating Income

During fiscal 2015, the Company had operating income of $827.7 million, representing a 4.8% increase as compared with fiscal 2014 operating income of $789.9 million. Operating income margin was 3.0% as compared with 2.9% in fiscal 2014. Both years included restructuring, integration and other expenses and the amortization of acquired intangible assets. Excluding these amounts from both years, adjusted operating income was $972.5 million, or 3.5% of sales, in fiscal 2015 representing a 4.4% increase as compared with $931.3 million, or 3.4% of sales, in fiscal 2014. EM operating income of $797.4 million increased 6.6% year over year, with all regions contributing to the increase. EM’s operating income margin increased 8 basis points year over year to 4.6%. The increase in EM operating income margin was primarily due to an increase in EMEA in constant currency, partially offset by the weaker Euro adversely impacting the contribution to operating income margin in EMEA, the geographic mix shift towards Asia discussed above, as well as an increase in select high volume supply chain engagements between fiscal years. TS operating income of $325.7 million increased 2.5% year over year and operating income margin increased 18 basis points to 3.1% primarily due to improvements in the EMEA region.

During fiscal 2014, the Company had operating income of $789.9 million, representing a 26.2% increase as compared with fiscal 2013 operating income of $626.0 million. Consolidated operating income margin was 2.9% as compared with 2.5% in fiscal 2013. Both years included restructuring, integration and other expenses and the amortization of acquired intangible assets. Excluding these amounts from both years, adjusted operating income was $931.3 million, or 3.4% of sales, in fiscal 2014 representing a 15.3% increase as compared with $807.9 million, or 3.2% of sales, in fiscal 2013. EM operating income of $747.9 million increased 17.7% year over year, led by EM EMEA with higher sales and operating income compared to fiscal 2013, and with all EM regions delivering increased operating income in comparison to fiscal 2013. EM’s operating income margin increased 31 basis points year over year to 4.5%. The increase in EM operating income margin was primarily due to increases at EM Americas and EM Asia due primarily to a combination of reduced operating expenses as a result of recent restructuring and cost reduction initiatives as well as improved operating leverage, partially offset by increases in operating expenses at EM EMEA from a fiscal 2014 acquisition, from which all synergies had not yet been realized. TS operating income of $317.8 million increased 6.2% year over year and operating income margin remained essentially flat at 2.9%, with improvements at TS Asia being offset by declines in the western regions.

Interest Expense

Interest expense for fiscal 2015 was $95.7 million, a decrease of $9.2 million, or 8.7%, compared with fiscal 2014. The decrease in interest expense was primarily due to the repayment at maturity of $300.0 million of 5.875% Notes at the end of the third quarter of fiscal 2014 and a corresponding lower average borrowing rate.

Interest expense for fiscal 2014 was $104.8 million, a decrease of $2.8 million, or 2.6%, compared with fiscal 2013. The decrease in interest expense was primarily due to the repayment at maturity of $300.0 million of 5.875% Notes at the end of the third quarter of fiscal 2014 and a corresponding lower average borrowing rate.

Other Income (Expense), net

During fiscal 2015, the Company recognized $19.0 million of other expense as compared with $6.1 million in fiscal 2014. The increase in other expense in fiscal 2015 is primarily attributable to the strengthening of the U.S. Dollar relative to foreign currencies, including the Euro, during fiscal 2015 and the corresponding higher costs incurred to purchase forward foreign currency exchange contracts in order to economically hedge such foreign currency exposures.

During fiscal 2014, the Company recognized $6.1 million of other expense as compared with $0.1 million in fiscal 2013. The increase in other expense in fiscal 2014 is primarily attributable to fiscal 2013 benefiting from a realized gain on the sale of marketable securities and to a lesser extent lower interest income in fiscal 2014 compared to fiscal 2013. Fiscal 2014 and fiscal 2013 had similar amounts of net foreign currency exchange losses.

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

Income Tax Provision

Avnet’s effective tax rate on income before income taxes was 19.8% in fiscal 2015 as compared with an effective tax rate of 22.2% in fiscal 2014. Included in the fiscal 2015 effective tax rate is a net tax benefit of $55.1 million, which is comprised primarily of (i) a net tax benefit of $51.6 million for the release of a valuation allowance against deferred tax assets that were determined to be realizable, related to a legal entity in EMEA, and (ii) a net tax benefit of $16.2 million primarily related to favorable audit settlements, partially offset by $7.6 million of tax expense primarily related to newly established valuation allowances. The fiscal 2015 effective tax rate is lower than the fiscal 2014 effective tax rate primarily due to a greater tax benefit from the valuation allowance released in fiscal 2015 as compared with the amount released in fiscal 2014, partially offset by a lower amount of tax benefits from audit settlements in fiscal 2015 as compared to fiscal 2014.

In fiscal 2015 and 2014, the valuation allowance release associated with this EMEA legal entity was $51.6 million and $33.6 million, respectively, net of the U.S. tax expense associated with the release. Excluding the benefit related to the release of the tax valuation allowance associated with such EMEA legal entity, the effective tax rate for fiscal 2015 and fiscal 2014 would have been 27.0%. As of fiscal 2015, the Company no longer has a valuation allowance related to this EMEA legal entity.

Avnet’s effective tax rate on income before income taxes was 22.2% in fiscal 2014 as compared with an effective tax rate of 18.1% in fiscal 2013. Included in the fiscal 2014 effective tax rate is a net tax benefit of $43.8 million, which is comprised primarily of (i) a tax benefit of $33.4 million for the release of valuation allowances against deferred tax assets that were determined to be realizable, primarily related to a legal entity in EMEA, and (ii) a net tax benefit of $7.0 million resulting from losses related to an investment in a foreign subsidiary.  The fiscal 2014 effective tax rate is higher than the fiscal 2013 effective tax rate primarily due to a lower amount of tax benefits from audit settlements in fiscal 2014 as compared to fiscal 2013, partially offset by a greater tax benefit from the valuation allowances released in fiscal 2014 as compared with the amount released in fiscal 2013.

Avnet’s effective tax rate is primarily a function of the tax rates in the numerous jurisdictions in which it does business applied to the mix of income before taxes.  The effective tax rate may vary year over year as a result of changes in tax requirements in these jurisdictions, management’s evaluation of its ability to recognize its net deferred tax assets and the establishment of liabilities for unfavorable outcomes of tax positions taken on certain matters that are common to multinational enterprises and the actual outcome of those matters, including the elimination of existing liabilities for favorable outcomes of tax positions or the expiration of statutes of limitations related to such liabilities.

See Note 9, “Income taxes” to the Company’s consolidated financial statements included in Item 15 of this Annual Report on Form 10-K for additional information related to income taxes and valuation allowances.

Net Income

As a result of the factors described in the preceding sections of this MD&A, the Company’s net income in fiscal 2015 was $571.9 million, or $4.12 per share on a diluted basis, compared with net income of $545.6 million, or $3.89 per share on a diluted basis, in fiscal 2014 and $450.1 million, or $3.21 per share on a diluted basis, in fiscal 2013.

Liquidity and Capital Resources

Cash Flows

Cash Flows from Operating Activities

The Company generated $583.9 million of cash from its operating activities in fiscal 2015 as compared to a cash generation of $237.4 million in fiscal 2014. These operating cash flows are comprised of: (i) cash flows generated from net income, adjusted for the impact of non-cash and other items, which includes depreciation and amortization expenses, deferred income taxes, stock-based compensation expense and other non-cash items (primarily, provisions for doubtful accounts and periodic pension costs) and (ii) cash flows used for, or generated from, working capital and other, excluding cash and cash equivalents. Cash used for working capital and other was $303.4 million during fiscal 2015, including increases in receivables of $204.1 million, inventories of $73.2 million, and a decrease in accrued expenses and other of $182.7 million, partially offset by an increase in accounts payable of $156.6 million. Receivables and inventories days on hand has not changed significantly from the end of fiscal 2014.

During fiscal 2014, the Company generated $237.4 million of cash from operating activities as compared with $696.2 million in fiscal 2013. Cash used for working capital and other was $564.3 million during fiscal 2014, including increases in receivables of $306.9 million, inventories of $226.1 million, and a decrease in accrued expenses and other of $80.0 million, partially offset by an increase in accounts payable of $48.7 million. Receivables and inventories days on hand has not changed significantly from the end of fiscal 2013.

Cash Flows from Financing Activities

During fiscal 2015, the Company received net proceeds of $35.0 million under the Company’s accounts receivable securitization program and made net repayments of $115.2 million for bank and other debt. In addition, during fiscal 2015, the Company used $87.3 million and $160.0 million of cash to pay quarterly cash dividends on common stock and to repurchase common stock under the Company’s share repurchase program.

During fiscal 2014, the Company repaid upon maturity the $300.0 million of 5.875% Notes due in March 2014.  The Company received proceeds of $38.8 million and $255.0 million from net borrowings of bank and other debt, and the accounts receivable securitization program, respectively. In addition, during fiscal 2014, the Company used $82.8 million and $8.6 million of cash to pay quarterly cash dividends on common stock and to repurchase common stock under the Company’s share repurchase program.

During fiscal 2013, the Company repaid $490.9 million under the accounts receivable securitization program and its revolving credit facility. The Company also received net proceeds of $349.3 million from the issuance of $350 million of 4.875% Notes due December 1, 2022. In addition, during fiscal 2013, the Company used $207.2 million of cash to repurchase common stock under the Company’s share repurchase program.

Cash Flows from Investing Activities

During fiscal 2015, the Company used $174.4 million for capital expenditures primarily related to information system development costs and computer hardware and software purchases and facilities costs and $12.0 million for other investing activities.

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

Financing Transactions

The Company uses a variety of financing arrangements, both short-term and long-term, to fund its operations in addition to cash generated from operations. The Company also uses several sources of funding so that it does not become overly dependent on one source and to achieve lower cost of funding through these different alternatives. These financing arrangements include public bonds, short-term and long-term bank loans and an accounts receivable securitization program (the “Program”).

The Company has several small lines of credit and other forms of bank debt in various foreign locations to fund the short-term working capital, foreign exchange, overdraft and letter of credit needs of its wholly owned subsidiaries in EMEA, Asia, Latin America and Canada. Avnet generally guarantees its subsidiaries’ obligations under these facilities. Outstanding borrowings under such forms of debt as of the end of fiscal 2015 was $82.9 million.

See Note 7, “Debt” to the Company’s consolidated financial statements included in Item 15 of this Annual Report on Form 10-K for additional information on financing transactions including the Company’s five-year $1.25 billion senior unsecured revolving credit facility entered into in fiscal 2014 (the “2014 Credit Facility”), the Program and the outstanding Notes as of June 27, 2015. The Company was in compliance with all covenants under outstanding debt agreements as of June 27, 2015.

Covenants and Conditions

The Program requires the Company to maintain certain minimum interest coverage and leverage ratios in order to continue utilizing the Program. The Program also contains certain covenants relating to the quality of the receivables sold. If these conditions are not met, the Company may not be able to borrow any additional funds and the financial institutions may consider this an amortization event, as defined in the Program agreements, which would permit the financial institutions to liquidate the accounts receivables sold to cover any outstanding borrowings. Circumstances that could affect the Company’s ability to meet the required covenants and conditions of the Program include the Company’s ongoing profitability and various other economic, market and industry factors. Management does not believe that the covenants under the Program limit the Company’s ability to pursue its intended business strategy or its future financing needs. The Company was in compliance with all covenants of the Program as of June 27, 2015.

The 2014 Credit Facility contains certain covenants with various limitations on debt incurrence, share repurchases, dividends, investments and capital expenditures and also includes financial covenants requiring the Company to maintain minimum interest coverage and leverage ratios. Management does not believe that the covenants in the 2014 Credit Facility limit the Company’s ability to pursue its intended business strategy or its future financing needs. The Company was in compliance with all covenants of the 2014 Credit Facility as of June 27, 2015.

See Liquidity below for further discussion of the Company’s availability under these various facilities.

Liquidity

The Company had cash and cash equivalents of $932.6 million as of June 27, 2015, of which $850.6 million was held outside the U.S. As of June 28, 2014, the Company had cash and cash equivalents of $929.0 million, of which $815.4 million was held outside of the U.S.

As of June 27, 2015, the Company had a combined total borrowing capacity of $2.15 billion under the 2014 Credit Facility and the Program. There were $50.0 million in borrowings outstanding and $1.9 million in letters of credit issued under the 2014 Credit Facility and $650.0 million outstanding under the Program. During fiscal 2015, the Company had an average daily balance outstanding under the 2014 Credit Facility of approximately $57.0 million and $798.0 million under the Program. During fiscal 2014, the Company had an average daily balance outstanding under its previous credit facility of approximately $7.0 million and $534.0 million under the Program.  The Company expects to either refinance or use a combination of availability under the Program, availability under the 2014 Credit Facility and cash on hand to repay the $250.0 million of 6.00% Notes due September 2015 during the first quarter of fiscal 2016.

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

In addition to continuing to make investments in acquisitions, as of June 27, 2015, the Company may repurchase up to an aggregate of $302.5 million of the Company’s common stock through a $1.00 billion share repurchase program approved by the Board of Directors. Subsequent to June 27, 2015, through July 31, 2015, the Company has repurchased 1.6 million shares at an aggregate cost of $64.2 million. The Company plans to repurchase stock from time to time at the discretion of management, subject to strategic considerations, market conditions and other factors. The Company may terminate or limit the share repurchase program at any time without prior notice. The timing and actual number of shares purchased will depend on a variety of factors such as share price, corporate and regulatory requirements, and prevailing market conditions. Additionally, the Company currently expects to pay quarterly cash dividends on shares of its common stock, subject to approval of the Board of Directors. During fiscal 2015, the Company paid cash dividends of $87.3 million on its common stock or $0.16 per share on a quarterly basis.

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

See Item 6, “Selected Financial Data” to the Company’s consolidated financial statements included in this Annual Report on Form 10-K for additional information on the Company’s liquidity and related ratios.

Long-Term Contractual Obligations

The Company has the following contractual obligations outstanding as of June 27, 2015 (in millions):

		Due in Less	Due in	Due in	Due After
	Total	Than 1 Year	1-3 Years	4-5 Years	5 Years
Long-term debt, including amounts due within one year(1)	$1,982.9	$331.1	$951.7	$350.1	$350.0
Interest expense on long-term notes(2)	$256.7	$66.4	$78.8	$70.2	$41.3
Operating leases	$399.7	$99.2	$133.4	$74.3	$92.8

(1)	Excludes discount on long-term notes.
(2)	Represents interest expense due on long-term public notes with fixed interest rates and variable debt assuming the same interest rate as of the end of fiscal 2015.

At June 27, 2015, the Company had an estimated liability for income tax contingencies of $103.9 million, which is not included in the above table. Cash payments associated with the settlement of these liabilities that are expected to be paid within the next 12 months is $3.0 million. The settlement period for the remaining amount of the unrecognized tax benefits, including related accrued interest and penalties, cannot be determined and therefore was not included in the table. The Company does not currently have any material long-term commitments for purchases of inventories from suppliers or for capital expenditures.

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

The Company regularly evaluates inventories for obsolescence, current market prices and other factors that may render inventories less marketable. Write-downs are recorded so that inventories reflect the approximate net realizable value and take into account the Company’s contractual provisions with its suppliers, which may provide certain protections to the Company for product obsolescence and price erosion in the form of rights of return and price protections. Because of the large number of products and suppliers and the complexity of managing the process around price protections and stock rotations, estimates are made regarding the realizable value of inventories. Additionally, assumptions about future demand, market conditions and decisions to discontinue certain product lines impact the evaluation of whether to write-down inventories. If assumptions about future demand change or actual market conditions are less favorable than those assumed by management, management would evaluate whether additional write-downs of inventories are required. In any case, actual net realizable values could be different from those currently estimated.

Accounting for Income Taxes

Management’s judgment is required in determining income tax expense, measuring deferred tax assets and liabilities and the valuation allowances recorded against net deferred tax assets and unrecognized tax benefits. The recoverability of the Company’s net deferred tax assets is dependent upon its ability to generate sufficient future taxable income in certain jurisdictions. In addition, the Company considers historic levels of income, expectations and risk associated with estimates of future taxable income and ongoing prudent and feasible tax planning strategies in assessing the need for valuation allowances. Should the Company determine that it is not able to realize all or part of its deferred tax assets in the future, additional valuation allowances may be recorded against the deferred tax assets with a corresponding increase to income tax expense in the period such determination is made. Similarly, should the Company determine that it is able to realize all or part of its deferred tax assets that have an associated valuation allowance established, the Company may release a valuation allowance with a corresponding benefit to income tax expense in the period such determination is made.

The Company establishes contingent liabilities for potentially unfavorable outcomes of positions taken on certain tax matters. These liabilities are based on management’s assessment of whether a tax benefit is more likely than not to be sustained upon examination by tax authorities. There may be differences between the anticipated and actual outcomes of these matters that may result in changes in estimates to such liabilities. To the extent such changes in estimates are necessary, the Company’s effective tax rate may potentially fluctuate as a result. In accordance with the Company’s accounting policy, accrued interest and penalties related to unrecognized tax benefits are recorded as a component of income tax expense.

In determining the Company’s income tax expense, management considers current tax regulations in the numerous jurisdictions in which it operates, and exercises judgment for interpretation and application. Changes to such tax regulations or disagreements with the Company’s interpretation or application by tax authorities in any of the Company’s major jurisdictions may have a significant impact on the Company’s income tax expense.

Goodwill and Intangible Asset Impairment

The Company has been subject to the financial impact of integrating acquired businesses and expenses related to business restructurings, including those related to businesses acquired and in response to market conditions. In connection with such events, management is required to make estimates about the financial impact of such restructuring and integration activities that are inherently uncertain. Accrued liabilities are established based on estimates to cover the cost of severance, facility consolidation and closure, lease termination fees and the impairment of long-lived assets including acquired intangible assets. Actual amounts incurred could be different from those estimated.

In assessing goodwill for impairment, the Company is required to make significant judgments related to the fair value of its reporting units including assumptions about the future operating performance of such reporting units. The Company is also required to make judgments regarding the evaluation of changes in events or circumstances that would more likely than not reduce the fair value of any of its reporting units below their carrying value, the results of which would determine whether an interim goodwill impairment test must be performed. Should these assumptions or judgments change in the future based upon market conditions or should the structure of the Company’s reporting units change based upon changes in business strategy or structure, the Company may be required to perform an interim impairment test which may result in a goodwill impairment expense.

During fiscal 2015, 2014 and 2013, the Company performed its annual goodwill impairment test and determined there was no goodwill impairment at any of its reporting units. The Company does not believe there were any reporting units that were at risk of failing the goodwill impairment test in fiscal 2015, but there were two reporting units for which the estimated fair value was not substantially in excess of the carrying value of the reporting unit as of the goodwill impairment testing date. The percentage by which the estimated fair value exceeded carrying value was approximately 7% for TS Asia, which has approximately 4% of the Company’s total goodwill and approximately 9% for TS EMEA, which has approximately 13% of the Company’s total goodwill.

In order to estimate the fair value of its reporting units, the Company uses a combination of an income approach, specifically a discounted cash flow methodology, and a market approach. The discounted cash flow methodology includes market participant assumptions for, among other factors, forecasted sales, gross profit margins, operating profit margins, cash flows, perpetual growth rates and long-term discount rates, all of which require significant judgments and estimates by management which are inherently uncertain. The market approach methodology requires significant assumptions related to market multiples, capital structure and control premiums. These assumptions, judgments and estimates may change in the future based upon market conditions or other events and could result in goodwill impairment expense.

Long-lived assets, including property, plant and equipment and intangible assets, are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset group may not be recoverable, which requires the Company to use judgment. For purposes of recognition and measurement of an impairment loss, long-lived assets are grouped with other assets and liabilities at the lowest level for which identifiable cash flows are largely independent of the cash flows of other assets and liabilities (“asset group”). An impairment is recognized when the estimated undiscounted cash flows expected to result from the use of the asset group and its eventual disposition is less than its carrying amount. An impairment is measured as the amount by which an asset group’s net book value exceeds its estimated fair value. The determination of fair value requires the Company to make certain judgments and assumptions. The Company considers a long-lived asset to be abandoned when it has ceased use of such abandoned asset and if the Company has no intent to use or repurpose the asset in the future. The Company continually evaluates the carrying value and the remaining economic useful life of all long-lived assets and will adjust the carrying value and remaining useful life if and when appropriate.

See Note 1 and Note 6 in the Notes to Consolidated Financial Statements contained in Item 15 of this Annual Report on Form 10-K for further discussion on the goodwill impairment test evaluation.

Contingencies and Litigation

From time to time, the Company may become a party to, or otherwise be involved in, various lawsuits, claims, investigations and other legal proceedings in the ordinary course of conducting its business. While litigation is subject to inherent uncertainties, management does not anticipate that any such matters will have a material adverse impact on the Company’s financial condition, liquidity or results of operations.

The Company also is currently subject to various pending and potential legal matters and investigations relating to compliance with governmental laws and regulations, including import/export, environmental, anticorruption and competition. For certain of these matters it is not possible to determine the ultimate outcome, and the Company cannot reasonably estimate the maximum potential exposure or the range of possible loss for such matters due primarily to being in the preliminary stages of the related proceedings and investigations. The Company currently believes that the resolution of such matters will not have a material adverse effect on the Company’s financial position or liquidity, but could possibly be material to our results of operations in any one reporting period.

Revenue Recognition and Related Policies

The Company recognizes revenue when persuasive evidence of an arrangement exists, delivery has occurred or services have been rendered, the sales price is fixed or determinable and collectability is reasonably assured. Generally, these criteria are met upon the actual shipment or delivery of products or services to the customer depending upon the underlying sales terms. Accordingly, although management makes certain estimates related to possible returns of products from customers, discounts and customer rebates, such amounts do not require significant judgments or assumptions.

Provisions for sales returns are estimated based on historical sales returns experience, credit memo experience and other known factors. Provisions are made for discounts and rebates, which are primarily timing or volume-specific, and are generally based on historical trends and anticipated customer buying patterns. Sales from maintenance contracts where Avnet is considered to be the principal are deferred and recognized as sales over the life of the maintenance agreement and are not material to the consolidated results of operations of the Company.

The Company evaluates the criteria outlined in ASC Topic 605-45, Principal Agent Considerations, in determining whether it is appropriate to record the gross amount of sales and related costs or the net amount (gross fees less related cost of sales or services) depending upon whether the Company is the principal or agent for certain sales arrangements. Generally, transactions that qualify for net accounting treatment consist of the sale of supplier service contracts for which the Company has no continuing involvement or the performance of logistics services to deliver product for which the Company is not the primary obligor.

The Company must also make estimates related to the recognition of consideration received from suppliers for price protection, product rebates, marketing/promotional activities, or any other supplier programs. Consideration received or due from these supplier programs are recognized when earned under the terms and conditions of the supplier programs as adjustments to product costs, or selling, general and administrative expenses depending upon the nature and contractual requirements related to the consideration received. Some of these supplier programs may extend over one or more reporting periods.

Recently Issued Accounting Pronouncements

See Note 1 in the Notes to Consolidated Financial Statements contained in Item 15 of this Annual Report on Form 10-K for the discussion of recently issued accounting pronouncements.

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

The following table sets forth the scheduled maturities of the Company’s debt outstanding at June 27, 2015 (dollars in millions):

	Fiscal Year
	2016	2017	2018	2019	2020	Thereafter	Total
Liabilities:
Fixed rate debt(1)	$253.1	$300.5	$0.2	$0.1	$300.0	$350.0	$1,203.9
Floating rate debt	$78.0	$651.0	$—	$—	$50.0	$—	$779.0

(1)	Excludes discounts on long-term notes.

The following table sets forth the carrying value and fair value of the Company’s debt and the average interest rate at June 27, 2015 and June 28, 2014 (dollars in millions):

			Carrying Value
	Carrying Value	Fair Value at	at June 28,	Fair Value at
	at June 27, 2015	at June 27, 2015	2014	June 28, 2014
Liabilities:
Fixed rate debt(1)	$1,203.9	$1,267.4	$1,363.6	$1,474.7
Average interest rate	5.8%		5.4%
Floating rate debt	$779.0	$779.0	$717.4	$717.4
Average interest rate	1.2%		1.1%

(1)	Excludes discounts on long-term notes. Fair value was estimated primarily based upon quoted market prices for the Company’s public long-term notes.

Many of the Company’s subsidiaries purchase and sell products in currencies other than their functional currencies. This subjects the Company to the risks associated with fluctuations in foreign currency exchange rates. The Company reduces this risk by utilizing natural hedging (i.e., offsetting receivables and payables) as well as by creating offsetting positions through the use of derivative financial instruments, primarily forward foreign currency exchange contracts typically with maturities of less than sixty days (“economic hedges”). The Company continues to have exposure to foreign currency risks to the extent they are not hedged. The Company adjusts any economic hedges to fair value through the consolidated statements of operations primarily within “other income (expense), net.” Therefore, the changes in valuation of the underlying items being economically hedged are offset by the changes in fair value of the forward foreign currency exchange contracts. The amounts representing the fair value of forward foreign currency exchange contracts, based upon level 2 criteria under the fair value hierarchy, are classified in the captions “other current assets” or “accrued expenses and other,” as applicable, in the accompanying consolidated balance sheets and were not material as of June 27, 2015 and June 28, 2014. The Company did not have material gains or losses related to the forward foreign currency exchange contracts during fiscal 2015 and 2014. A hypothetical 10% change in foreign currency exchange rates under the contracts outstanding at June 27, 2015 would result in an increase or decrease of approximately $90.0 million to the fair value of the forward foreign currency exchange contracts, which would generally be offset by an opposite effect on the underlying exposure being economically hedged.

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

During the fourth quarter of fiscal 2015, there were no changes to the Company’s internal control over financial reporting (as defined in Rule 13a-15(f) of the Exchange Act) that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

Management’s Report on Internal Control Over Financial Reporting

The Company’s management, including its Chief Executive Officer and Chief Financial Officer, is responsible for establishing and maintaining adequate internal control over financial reporting as defined in Rules 13a-15(f) and 15(d)-15(f) under the Exchange Act. The Company’s internal control over financial reporting is designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles in the United States of America. Because of inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, controls may become inadequate because of changes in conditions, or the degree of compliance with policies or procedures may deteriorate. Management conducted an evaluation of the effectiveness of the Company’s internal control over financial reporting as of June 27, 2015. In making this assessment, management used the 2013 framework established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and concluded that the Company maintained effective internal control over financial reporting as of June 27, 2015.

The Company’s independent registered public accounting firm, KPMG LLP, has audited the effectiveness of the Company’s internal controls over financial reporting as of June 27, 2015, as stated in its audit report which is included herein.

Item 9B. Other Information

Not applicable.

PART III

Item 10. Directors, Executive Officers and Corporate Governance

The information called for by Item 10 is incorporated in this Report by reference to the Company’s definitive proxy statement relating to the Annual Meeting of Stockholders anticipated to be held on November 12, 2015.

Item 11. Executive Compensation

The information called for by Item 11 is incorporated in this Report by reference to the Company’s definitive proxy statement relating to the Annual Meeting of Stockholders anticipated to be held on November 12, 2015.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The information called for by Item 12 is incorporated in this Report by reference to the Company’s definitive proxy statement relating to the Annual Meeting of Stockholders anticipated to be held on November 12, 2015.

Item 13. Certain Relationships and Related Transactions, and Director Independence

The information called for by Item 13 is incorporated in this Report by reference to the Company’s definitive proxy statement relating to the Annual Meeting of Shareholders anticipated to be held on November 12, 2015.

Item 14. Principal Accounting Fees and Services

The information called for by Item 14 is incorporated in this Report by reference to the Company’s definitive proxy statement relating to the Annual Meeting of Stockholders anticipated to be held on November 12, 2015.

PART IV

Item 15. Exhibits and Financial Statement Schedules

a. The following documents are filed as part of this Report:

		Page

1.	Consolidated Financial Statements:

	Report of Independent Registered Public Accounting Firm	43

	Avnet, Inc. and Subsidiaries Consolidated Financial Statements:

	Consolidated Balance Sheets at June 27, 2015 and June 28, 2014	44

	Consolidated Statements of Operations for the years ended June 27, 2015, June 28, 2014 and June 29, 2013	45

	Consolidated Statements of Comprehensive Income for the years ended June 27, 2015, June 28, 2014 and June 29, 2013	46

	Consolidated Statements of Shareholders’ Equity for the years ended June 27, 2015, June 28, 2014, and June 29, 2013	47

	Consolidated Statements of Cash Flows for the years ended June 27, 2015, June 28, 2014 and June 29, 2013	48

	Notes to Consolidated Financial Statements	49

2.	Financial Statement Schedule:

	Schedule II (Valuation and Qualifying Accounts) for the years ended June 27, 2015, June 28, 2014 and June 29, 2013	79

	Schedules other than that above have been omitted because they are not applicable or the required information is shown in the financial statements or notes thereto

3.	Exhibits	80

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

AVNET, INC. (Registrant)
Date: August 7, 2015	By:	/s/ RICHARD HAMADA
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

Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the Registrant and in the capacities indicated on August 7, 2015.

Signature	Title

/s/ RICHARD HAMADA Richard Hamada	Chief Executive Officer and Director (Principal Executive Officer)

/s/ WILLIAM H. SCHUMANN, III William H. Schumann, III	Chairman of the Board and Director

/s/ RODNEY C. ADKINS Rodney C. Adkins	Director

/s/ WILLIAM J. AMELIO William J. Amelio	Director

/s/ J. VERONICA BIGGINS J. Veronica Biggins	Director

/s/ MICHAEL A. BRADLEY Michael A. Bradley	Director

/s/ R. KERRY CLARK R. Kerry Clark	Director

/s/ JAMES A. LAWRENCE James A. Lawrence	Director

/s/ AVID MODJTABAI Avid Modjtabai	Director

/s/ RAY M. ROBINSON Ray M. Robinson	Director

/s/ KEVIN MORIARTY Kevin Moriarty	Senior Vice President, Chief Financial Officer (Principal Financial and Accounting Officer)

Report of Independent Registered Public Accounting Firm

The Board of Directors and Shareholders

Avnet, Inc.:

We have audited the accompanying consolidated balance sheets of Avnet, Inc. and subsidiaries (the Company) as of June 27, 2015 and June 28, 2014, and the related consolidated statements of operations, comprehensive income, shareholders’ equity, and cash flows for each of the years in the three-year period ended June 27, 2015. In connection with our audits of the consolidated financial statements, we have also audited the financial statement schedule for each of the years in the three-year period ended June 27, 2015, as listed in the accompanying index. We also have audited the Company’s internal control over financial reporting as of June 27, 2015, based on the criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). The Company’s management is responsible for these consolidated financial statements, for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on these consolidated financial statements and financial statement schedule and an opinion on the Company’s internal control over financial reporting based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Avnet, Inc. and subsidiaries as of June 27, 2015 and June 28, 2014, and the results of their operations and their cash flows for each of the years in the three-year period ended June 27, 2015, in conformity with U.S. generally accepted accounting principles. Also in our opinion, the related financial statement schedule for each of the years in the three-year period ended June 27, 2015, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein. Furthermore, in our opinion, Avnet, Inc. maintained, in all material respects, effective internal control over financial reporting as of June 27, 2015, based on the criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission.

/s/ KPMG LLP

Phoenix, Arizona

August 7, 2015

AVNET, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

	June 27,	June 28,
	2015	2014
	(Thousands, except share
	amounts)
ASSETS
Current assets:
Cash and cash equivalents	$932,553	$928,971
Receivables, less allowances of $80,721 and $96,382, respectively	5,054,307	5,220,528
Inventories	2,482,183	2,613,363
Prepaid and other current assets	173,030	191,337
Total current assets	8,642,073	8,954,199
Property, plant and equipment, net	568,779	534,999
Goodwill	1,278,756	1,348,468
Intangible assets, net	99,731	184,308
Other assets	210,614	228,680
Total assets	$10,799,953	$11,250,654
LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Short-term debt	$331,115	$865,088
Accounts payable	3,338,052	3,402,369
Accrued expenses and other	603,129	711,369
Total current liabilities	4,272,296	4,978,826
Long-term debt	1,646,501	1,208,951
Other liabilities	196,135	172,684
Total liabilities	6,114,932	6,360,461
Commitments and contingencies (Notes 11 and 13)
Shareholders’ equity:
Common stock $1.00 par; authorized 300,000,000 shares; issued 135,496,472 shares and 138,285,825 shares, respectively	135,496	138,286
Additional paid-in capital	1,408,422	1,355,663
Retained earnings	3,582,599	3,257,407
Accumulated other comprehensive (loss) income	(441,038)	139,512
Treasury stock at cost, 31,901 shares and 36,836 shares, respectively	(458)	(675)
Total shareholders’ equity	4,685,021	4,890,193
Total liabilities and shareholders’ equity	$10,799,953	$11,250,654

See notes to consolidated financial statements.

AVNET, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

	Years Ended
	June 27,	June 28,	June 29,
	2015	2014	2013
	(Thousands, except per share amounts)
Sales	$27,924,657	$27,499,654	$25,458,924
Cost of sales	24,731,537	24,273,923	22,479,123
Gross profit	3,193,120	3,225,731	2,979,801
Selling, general and administrative expenses	2,274,642	2,341,168	2,204,319
Restructuring, integration and other expenses	90,805	94,623	149,501
Operating income	827,673	789,940	625,981
Other (expense) income, net	(19,043)	(6,092)	(74)
Interest expense	(95,665)	(104,823)	(107,653)
Gain on legal settlement, bargain purchase and other (Notes 2 and 13)	—	22,102	31,011
Income before income taxes	712,965	701,127	549,265
Income tax expense	141,052	155,523	99,192
Net income	$571,913	$545,604	$450,073
Earnings per share:
Basic	$4.18	$3.95	$3.26
Diluted	$4.12	$3.89	$3.21
Shares used to compute earnings per share:
Basic	136,688	137,991	137,951
Diluted	138,791	140,119	140,003
Cash dividends paid per common share	$0.64	$0.60	$—

See notes to consolidated financial statements.

AVNET, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

	Years Ended
	June 27,	June 28,	June 29,
	2015	2014	2013
	(Thousands)
Net income	$571,913	$545,604	$450,073
Other comprehensive (loss) income, net of tax:
Foreign currency translation adjustments and other	(561,022)	108,754	44,597
Pension adjustments, net	(19,528)	1,863	30,130
Total comprehensive (loss) income	$(8,637)	$656,221	$524,800

See notes to consolidated financial statements.

AVNET, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY

Years Ended June 27, 2015, June 28, 2014 and June 29, 2013

				Accumulated
		Additional		Other		Total
	Common	Paid-In	Retained	Comprehensive	Treasury	Shareholders’
	Stock	Capital	Earnings	Income (Loss)	Stock	Equity
	(Thousands)
Balance, June 30, 2012	$142,586	1,263,817	2,545,858	(45,832)	(697)	3,905,732
Net income	—	—	450,073	—	—	450,073
Translation adjustments	—	—	—	44,597	—	44,597
Pension liability adjustments, net of tax of $19,062	—	—	—	30,130	—	30,130
Repurchases of common stock (Note 4)	(6,620)	—	(192,965)	—	—	(199,585)
Stock-based compensation, including related tax benefits of $4,110	1,161	33,291	—	—	(67)	34,385
Acquisition of non-controlling interest (Note 2)	—	23,793	—	—	—	23,793
Balance, June 29, 2013	137,127	1,320,901	2,802,966	28,895	(764)	4,289,125
Net income	—	—	545,604	—	—	545,604
Translation adjustments	—	—	—	108,754	—	108,754
Pension liability adjustments, net of tax of $5,013	—	—	—	1,863	—	1,863
Cash dividends	—	—	(82,755)	—	—	(82,755)
Repurchases of common stock (Note 4)	(208)		(8,408)			(8,616)
Stock-based compensation, including related tax benefits of $8,432	1,367	34,762	—	—	89	36,218
Balance, June 28, 2014	138,286	1,355,663	3,257,407	139,512	(675)	4,890,193
Net income	—	—	571,913	—	—	571,913
Translation adjustments	—	—	—	(561,022)	—	(561,022)
Pension liability adjustments, net of tax of $7,540	—	—	—	(19,528)	—	(19,528)
Cash dividends	—	—	(87,330)	—	—	(87,330)
Repurchases of common stock (Note 4)	(4,001)	—	(159,391)	—	—	(163,392)
Stock-based compensation, including related tax benefits of $4,370	1,211	52,759	—	—	217	54,187
Balance, June 27, 2015	$135,496	$1,408,422	$3,582,599	$(441,038)	$(458)	$4,685,021

See notes to consolidated financial statements.

AVNET, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Years Ended
	June 27,	June 28,	June 29,
	2015	2014	2013
	(Thousands)
Cash flows from operating activities:
Net income	$571,913	$545,604	$450,073
Non-cash and other reconciling items:
Depreciation	95,645	92,464	88,333
Amortization	51,674	44,724	32,343
Deferred income taxes	18,436	(15,644)	(10,019)
Stock-based compensation	62,006	45,916	43,677
Gain on bargain purchase and other (Note 2)	—	—	(31,011)
Other, net	87,649	88,687	75,327
Changes in (net of effects from businesses acquired):
Receivables	(204,114)	(306,873)	(94,203)
Inventories	(73,226)	(226,141)	225,667
Accounts payable	156,565	48,651	(78,834)
Accrued expenses and other, net	(182,665)	(79,970)	(5,156)
Net cash flows provided by operating activities	583,883	237,418	696,197
Cash flows from financing activities:
Issuance of notes in a public offering, net of issuance costs	—	—	349,258
Repayment of notes	—	(300,000)	—
Borrowings under accounts receivable securitization program, net	35,000	255,000	(310,000)
(Repayments) borrowings of bank and other debt, net	(115,173)	38,765	(180,941)
Repurchases of common stock (Note 4)	(159,984)	(8,616)	(207,192)
Dividends paid on common stock	(87,330)	(82,755)	—
Other, net	(13,501)	9,109	4,792
Net cash flows used for financing activities	(340,988)	(88,497)	(344,083)
Cash flows from investing activities:
Purchases of property, plant and equipment	(174,374)	(123,242)	(97,379)
Acquisitions of businesses, net of cash acquired	—	(116,882)	(262,306)
Other, net	(11,969)	2,666	6,631
Net cash flows used for investing activities	(186,343)	(237,458)	(353,054)
Effect of exchange rate changes on cash and cash equivalents	(52,970)	8,165	3,419
Cash and cash equivalents:
— increase (decrease)	3,582	(80,372)	2,479
— at beginning of period	928,971	1,009,343	1,006,864
— at end of period	$932,553	$928,971	$1,009,343

Additional cash flow information (Note 15)

See notes to consolidated financial statements.

AVNET, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1. Summary of significant accounting policies

Principles of consolidation — The accompanying consolidated financial statements include the accounts of Avnet, Inc. and all of its majority-owned and controlled subsidiaries (the “Company” or “Avnet”). All intercompany accounts and transactions have been eliminated.

Reclassifications — Certain prior period amounts have been reclassified to conform to the current-period presentation.

Fiscal year — The Company operates on a “52/53 week” fiscal year, which ends on the Saturday closest to June 30th. Fiscal 2015, 2014, and 2013 all contained 52 weeks. Unless otherwise noted, all references to “fiscal” or any other “year” shall mean the Company’s fiscal year.

Management estimates — The preparation of financial statements in conformity with generally accepted accounting principles in the United States of America (“GAAP”) requires management to make estimates and assumptions that affect certain reported amounts of assets and liabilities, reported amounts of sales and expenses during the reporting period and the disclosure of contingent assets and liabilities at the date of the financial statements. Actual results could differ materially from those estimates.

Cash and cash equivalents — The Company considers all highly liquid investments with an original maturity of three months or less to be cash equivalents.

Inventories — Inventories, comprised principally of finished goods, are stated at cost (first-in, first-out) or market, whichever is lower. The Company regularly reviews the cost of inventory against its estimated market value, considering historical experience and any rights of return or price protection provided by the Company’s suppliers, and records a lower of cost or market write-down if any inventories have a cost in excess of their estimated net realizable value.

Investments — Investments in joint ventures and entities (“ventures”) in which the Company has an ownership interest of greater than 50% and exercises control over the ventures are consolidated in the accompanying consolidated financial statements. Non-controlling interests in the years presented are not material and, as a result, are included in the caption “accrued expenses and other” in the accompanying consolidated balance sheets. Investments in ventures in which the Company exercises significant influence but not control are accounted for using the equity method of accounting. Investments in ventures in which the Company’s ownership interest is less than 20% and over which the Company does not exercise significant influence are accounted for using the cost method of accounting. The Company monitors ventures for events or changes in circumstances that indicate that the fair value of a venture is less than its carrying value, in which case the Company would further review the venture to determine if it is other-than-temporarily impaired. During fiscal 2015, 2014 and 2013 the Company did not have any material investments in ventures.

Depreciation, amortization and useful lives — The Company reports property, plant and equipment at cost, less accumulated depreciation. Cost includes the price paid to acquire or construct the assets, required installation costs, interest capitalized during the construction period, and any expenditure that substantially adds to the value of or substantially extends the useful life of an existing asset. Additionally, the Company capitalizes qualified costs related to software obtained or developed for internal use. Software obtained for internal use has generally been enterprise-level business logistics and finance software that is customized to meet the Company’s specific operational requirements. The Company

AVNET, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

begins depreciation and amortization (“depreciation”) for property, plant and equipment when an asset is both in the location and condition for its intended use.

Property, plant, and equipment is depreciated using the straight-line method over their estimated useful lives. The estimated useful lives for property, plant, and equipment are typically as follows: buildings — 30 years; machinery, fixtures and equipment — 2-10 years; information technology hardware and software — 2-10 years; and leasehold improvements — over the applicable minimum lease term or economic useful life if shorter.

The Company amortizes intangible assets acquired in business combinations using the straight-line method over the estimated economic useful lives of the intangible assets from the date of acquisition, which is generally between 5-10 years.

Long-lived assets impairment — Long-lived assets, including property, plant and equipment and intangible assets, are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset group may not be recoverable. For purposes of recognition and measurement of an impairment loss, long-lived assets are grouped with other assets and liabilities at the lowest level for which identifiable cash flows are largely independent of the cash flows of other assets and liabilities (“asset group”). An impairment is recognized when the estimated undiscounted cash flows expected to result from the use of the asset group and its eventual disposition is less than its carrying amount. An impairment is measured as the amount by which an asset group’s carrying value exceeds its estimated fair value. The Company considers a long-lived asset to be abandoned when it has ceased use of such abandoned asset and if the Company has no intent to use or repurpose the asset in the future. The Company continually evaluates the carrying value and the remaining economic useful life of long-lived assets and will adjust the carrying value and remaining useful life if and when appropriate.

Goodwill — Goodwill represents the excess of the purchase price of acquired businesses over the estimated fair value assigned to the individual assets acquired and liabilities assumed. The Company does not amortize goodwill, but instead tests goodwill for impairment at least annually in the fourth quarter and, if necessary, records any impairment resulting from such goodwill impairment testing as a component of operating expenses. Impairment testing is performed at the reporting unit level, and the Company has identified six reporting units, defined as each of the three regions (Americas, EMEA, and Asia Pacific) within the Company’s two reportable segments (EM and TS). The Company will perform an interim impairment test between required annual tests if facts and circumstances indicate that it is more likely than not that the fair value of a reporting unit that has goodwill is less than its carrying value.

In performing goodwill impairment testing, the Company may first make a qualitative assessment of whether it is more-likely-than-not that a reporting unit’s fair value is less than its carrying value. If the qualitative assessment indicates it is more-likely-than-not that a reporting unit’s fair value is not greater than its carrying value, the Company must perform a two-step qualitative impairment test. The Company defines the fair value of a reporting unit as the price that would be received to sell the reporting unit as a whole in an orderly transaction between market participants at the impairment test date. To determine the fair value of a reporting unit, the Company primarily uses the income approach methodology of valuation, which includes the discounted cash flow method, and the market approach methodology of valuation, which considers values of comparable businesses to estimate the fair value of the Company’s reporting units.

Significant management judgment is required when estimating the fair value of the Company’s reporting units from a market participant perspective including the forecasting of future operating results, the discount rates and expected future

AVNET, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

growth rates used in the discounted cash flow method of valuation, and in the selection of comparable businesses and related market multiples that are used in the market approach. If the estimated fair value of the reporting unit exceeds the carrying value assigned to that reporting unit, goodwill is not impaired and no further impairment testing is required.

If the carrying value assigned to a reporting unit exceeds its estimated fair value in the first step, then the Company is required to perform the second step of the goodwill impairment test. In this step, the Company assigns the fair value of the reporting unit calculated in the first step to all of the assets and liabilities of that reporting unit, as if a market participant just acquired the reporting unit in a business combination. The excess of the fair value of the reporting unit determined in the first step of the impairment test over the total amount assigned to the assets and liabilities in the second step of the impairment test represents the implied fair value of goodwill. If the carrying value of a reporting unit’s goodwill exceeds the implied fair value of goodwill, the Company would record an impairment loss equal to the difference. If there is no such excess then all goodwill for a reporting unit is considered impaired.

Foreign currency translation — The assets and liabilities of foreign operations are translated into U.S. Dollars at the exchange rates in effect at the balance sheet date, with the related translation adjustments reported as a separate component of shareholders’ equity and comprehensive income. Results of operations are translated using the average exchange rates prevailing throughout the period. Transactions denominated in currencies other than the functional currency of the Avnet subsidiaries that are party to the transactions are translated at exchange rates in effect at the balance sheet date or upon settlement of the transaction. Gains and losses from such translation are recorded in the consolidated statements of operations as a component of “other income (expense), net.” In fiscal 2015, 2014 and 2013, gains or losses on foreign currency transactions were not material.

Income taxes — The Company follows the asset and liability method of accounting for income taxes. Deferred income tax assets and liabilities are recognized for the estimated future tax impact of differences between the financial statement carrying amounts of assets and liabilities and their respective tax bases. Deferred income tax assets and liabilities are measured using enacted tax rates in effect for the year in which those temporary differences are expected to be recovered or settled. The effect on deferred income tax assets and liabilities of a change in tax rates is recognized within income tax expense in the period in which the new rate is enacted. Based upon historical and estimated levels of future taxable income and analysis of other key factors, the Company may increase or decrease a valuation allowance against its deferred tax assets, as deemed necessary, to state such assets at their estimated net realizable value.

The Company establishes contingent liabilities for potentially unfavorable outcomes of positions taken on certain tax matters. These liabilities are based on management’s assessment of whether a tax benefit is more likely than not to be sustained upon examination by the relevant tax authorities. There may be differences between the estimated and actual outcomes of these matters that may result in future changes in estimates to such contingent liabilities. To the extent such changes in estimates are required; the Company’s effective tax rate may potentially fluctuate as a result. In accordance with the Company’s accounting policies, accrued interest and penalties related to unrecognized tax benefits are recorded as a component of income tax expense.

Self-insurance — In the United States, the Company is primarily self-insured for workers’ compensation, medical, and general, product and automobile liability costs; however, the Company also has stop-loss insurance policies in place to limit the Company’s exposure to individual and aggregate claims made. Liabilities for these programs are estimated based upon outstanding claims and claims estimated to be incurred but not yet reported based upon historical loss experience. These estimates are subject to variability due to changes in trends of losses for outstanding claims and incurred

AVNET, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

but not reported claims, including external factors such as the number of and cost of claims, benefit level changes and claim settlement patterns.

Revenue recognition — Revenue from the sale of products or services is recognized when persuasive evidence of an arrangement exists, delivery has occurred or services have been rendered, the sales price is fixed or determinable and collectability is reasonably assured. Generally, these criteria are met upon either shipment or delivery to customers, depending upon the sales terms. A majority of the Company’s product sales come from products Avnet purchases from a supplier and holds in inventory. A portion of the Company’s sales of products are shipped directly from its suppliers to its customers (“drop-ship”). In such drop-ship arrangements, Avnet negotiates the price with the customer, pays the supplier directly for the products shipped and bears credit risk of collecting payment from its customers. Furthermore, in such drop-shipment arrangements, the Company bears responsibility for accepting returns of products from the customer even if the Company, in turn, has a right to return the products to the original supplier if the products are defective. Under these sales terms, the Company serves as the principal with the customer and, therefore, recognizes the gross sale and cost of sale of the product upon shipment by the supplier.

In addition, the Company has certain contractual relationships with its customers and suppliers whereby Avnet assumes an agency relationship in the sales transaction. In such agency arrangements, the Company recognizes the net fee associated with serving as an agent in sales with no associated cost of sales.

Revenues from maintenance contracts where Avnet is the principal are recognized ratably over the life of the contracts, generally ranging from one to three years.

Revenues are recorded net of discounts, customer rebates and estimated returns. Provisions are made for discounts and customer rebates, which are primarily timing or volume specific, and are estimated based on historical trends and anticipated customer buying patterns. Provisions for returns and other sales adjustments are estimated based on historical sales returns experience, credit memo experience and other known factors.

Vendor allowances and consideration  — Consideration received from suppliers for price protection, product rebates, marketing/promotional activities, or any other programs are recorded when earned under the terms and conditions of such supplier programs as adjustments to product costs or selling, general and administrative expenses depending upon the nature and contractual requirements related to the consideration received. Some of these supplier programs requires management to make estimates and may extend over one or more reporting periods.

Comprehensive income — Comprehensive income represents net income for the year adjusted for certain changes in shareholders’ equity. Accumulated comprehensive income items impacting comprehensive income includes foreign currency translation and the impact of the Company’s pension liability adjustments, net of tax (see Note 4).

Stock-based compensation — The Company measures stock-based payments at fair value and generally recognizes the associated operating expense in the consolidated statement of operations over the requisite service period (see Note 12). A stock-based payment is considered vested for accounting expense attribution purposes when the employee’s retention of the award is no longer contingent on providing continued service. Accordingly, the Company recognizes all stock-based compensation expense for an award on the grant date for awards granted to retirement eligible employees or over the period from the grant date to the date retirement eligibility is achieved, if less than the stated requisite service

AVNET, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

period. The expense attribution approach for retirement eligible employees does not affect the overall amount of compensation expense recognized, but instead accelerates the recognition of expense.

Restructuring and Exit Activities — The determination of when the Company accrues for involuntary termination benefits under restructuring plans depends on whether the termination benefits are provided under an on-going benefit arrangement or under a one-time benefit arrangement. The Company accounts for on-going benefit arrangements in accordance with ASC 712 Nonretirement Postemployment Benefits and accounts for one-time benefit arrangements in accordance with ASC 420 Exit or Disposal Cost Obligations. If applicable, the Company records such costs into operating expense over the terminated employee’s future service period beyond any minimum retention period. Other costs associated with restructuring or exit activities may include contract termination costs including operating leases and impairments of long-lived assets, which are expensed in accordance with ASC 420 and ASC 360 Property, Plant and Equipment, respectively.

Business Combinations — The Company accounts for business acquisitions using the acquisition method of accounting and records any identifiable definite-lived intangible assets separate from goodwill. Intangible assets are recorded at their fair value based on estimates as of the date of acquisition. Goodwill is recorded as the residual amount of the purchase price consideration less the fair value assigned to the individual identifiable assets acquired and liabilities assumed as of the date of acquisition. Contingent consideration, which represents an obligation of the acquirer to transfer additional assets or equity interests to the former owner as part of the purchase price if specified future events occur or conditions are met, is accounted for at the acquisition date fair value either as a liability or as equity depending on the terms of the acquisition agreement.

Concentration of credit risk — Financial instruments that potentially subject the Company to a concentration of credit risk principally consist of cash and cash equivalents and trade accounts receivable. The Company invests its excess cash primarily in overnight time deposits and institutional money market funds with highly rated financial institutions. To reduce credit risk, management performs ongoing credit evaluations of its customers’ financial condition and, in some instances, has obtained credit insurance coverage to reduce such risk. The Company maintains reserves for potential credit losses from customers, but has not historically experienced material losses related to individual customers or groups of customers in any particular end market or geographic area.

Fair value — The Company measures financial assets and liabilities at fair value based upon an exit price, representing the amount that would be received from the sale of an asset or paid to transfer a liability, in an orderly transaction between market participants. ASC 820, Fair Value Measurements, requires inputs used in valuation techniques for measuring fair value on a recurring or non-recurring basis be assigned to a hierarchical level as follows: Level 1 are observable inputs that reflect quoted prices for identical assets or liabilities in active markets. Level 2 are observable market-based inputs or unobservable inputs that are corroborated by market data and Level 3 are unobservable inputs that are not corroborated by market data. During fiscal 2015, 2014, and 2013, there were no transfers of assets measured at fair value between the three levels of fair value hierarchy. The carrying amounts of the Company’s financial instruments, including cash and cash equivalents, receivables and accounts payable approximate their fair values at June 27, 2015 due to the short-term nature of these assets and liabilities. At June 27, 2015 and June 28, 2014, the Company had $11.1 million and $19.7 million, respectively, of cash equivalents that were measured at fair value based upon Level 1 criteria. See Note 7 for further discussion of the fair value of the Company’s long-term debt and Note 10 for a discussion of the fair value of the Company’s pension plan assets.

AVNET, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Derivative financial instruments — Many of the Company’s subsidiaries purchase and sell products in currencies other than their functional currencies. This subjects the Company to the risks associated with fluctuations in foreign currency exchange rates. The Company reduces this risk by utilizing natural hedging (i.e., offsetting receivables and payables) as well as by creating offsetting positions through the use of derivative financial instruments, primarily forward foreign currency exchange contracts typically with maturities of less than 60 days (“economic hedges”). The Company continues to have exposure to foreign currency risks to the extent they are not economically hedged. The Company adjusts any economic hedges to fair value through the consolidated statements of operations primarily within “other income (expense), net.” Therefore, the changes in valuation of the underlying items being economically hedged are offset by the changes in fair value of the forward foreign currency exchange contracts. The amounts representing the fair value of forward foreign exchange contracts, based upon Level 2 criteria under the fair value hierarchy, are classified in the captions “other current assets” or “accrued expenses and other,” as applicable, in the accompanying consolidated balance sheets and were not material as of June 27, 2015 and June 28, 2014. The Company did not have material gains or losses related to the forward foreign exchange contracts during fiscal 2015, fiscal 2014 and fiscal 2013.

The Company does not hedge its investments in its foreign operations. The Company also does not enter into derivative financial instruments for trading or speculative purposes and monitors the financial stability and credit standing of its counterparties.

Accounts receivable securitization — The Company has an accounts receivable securitization program whereby the Company sells certain receivables and retains a subordinated interest and servicing rights to those receivables. The securitization program does not qualify for off balance sheet sales accounting and is accounted for as a secured financing as discussed further in Note 3.

Recently issued accounting pronouncements — In July 2013, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update No. 2013-11, Presentation of an Unrecognized Tax Benefit When a Net Operating Loss Carryforward, a Similar Tax Loss, or a Tax Credit Carryforward Exists (“ASU 2013-11”). ASU 2013-11 requires the netting of unrecognized tax benefits against a deferred tax asset for a loss or other carryforward that would apply in settlement of the uncertain tax positions. Unrecognized tax benefits are required to be netted against all available same-jurisdiction loss or other tax carryforwards, rather than only against carryforwards that are created by the unrecognized tax benefits. ASU 2013-11 is effective for years, including interim periods within those years, beginning after December 15, 2013. The adoption of ASU 2013-11 in the first quarter of fiscal 2015 did not have a material impact on the Company’s consolidated financial statements.

In April 2014, the FASB issued Accounting Standards Update No. 2014-08, Reporting Discontinued Operations and Disclosures of Disposals of Components of an Entity (“ASU 2014-08”), which changes the criteria for determining which disposals should be presented as discontinued operations and the related disclosure requirements. ASU 2014-08 is effective for the Company on a prospective basis in the first quarter of fiscal 2016 with early adoption permitted for disposals (or classifications as held for sale) that have not been reported in financial statements previously issued. The Company early adopted ASU 2014-08 in first quarter of fiscal 2015, which did not have a material impact on the Company’s consolidated financial statements.

In May 2014, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update No. 2014-09, Revenue from Contracts with Customers (“ASU 2014-09”), to supersede nearly all existing revenue recognition guidance under GAAP. The core principles of ASU 2014-09 are to recognize revenues when promised goods or services

AVNET, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

are transferred to customers in an amount that reflects the consideration that is expected to be received for those goods or services. Application of the requirements of ASU 2014-09 may require more judgment and estimates within the revenue recognition process compared to existing GAAP. In July 2015, the FASB approved a one-year delay in the effective date of ASU 2014-09, which makes the effective date for the Company the first quarter of fiscal 2019. The Company may adopt the requirements of ASU 2014-09 using either of two acceptable adoption methods: (i) retrospective adoption to each prior reporting period presented with the option to elect certain practical expedients as defined within ASU 2014-09; or (ii) adoption with the cumulative effect of initially applying ASU 2014-09 recognized at the date of initial application and providing certain additional disclosures as defined within ASU 2014-09. The Company is currently evaluating the potential impact of the future adoption of ASU 2014-09 on its consolidated financial statements, including the method of adoption to be used.

In April 2015, the FASB issued Accounting Standards Update 2015-03, Simplifying the Presentation of Debt Issuance Costs (“ASU 2015-03”). ASU 2015-03 requires the presentation of debt issuance costs in the consolidated balance sheets as a reduction to the related debt liability rather than as an asset. Amortization of debt issue costs continues to be classified as interest expense. ASU 2015-03 is effective for fiscal years beginning after December 15, 2016 with early adoption permitted. The Company early adopted ASU 2015-03 for the fiscal year ended June 27, 2015, and reclassified $4.9 million of debt issuance costs from Other assets to Long-term debt in the Company’s consolidated balance sheet.

2. Acquisitions and divestitures

The Company had no acquisitions in fiscal 2015. As of June 27, 2015, the estimated fair value of all contingent consideration from prior year acquisitions was $31.5 million.

2014 Acquisitions

During fiscal 2014, the Company acquired three businesses with historical annualized sales of approximately $492.0 million (unaudited). Cash paid for acquisitions during fiscal 2014 was $116.9 million, net of cash acquired. The Company has not disclosed the pro-forma impact of the fiscal 2014 acquisitions as such impact was not material to the Company’s consolidated financial position or results of operations. During fiscal 2014 and fiscal 2015, there were no material measurement period adjustments for the fiscal 2014 acquisitions.

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

The following table presents the purchase price allocation for fiscal 2014 acquisitions:

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

Goodwill of $52.0 million was assigned to the Electronics Marketing (“EM”) reportable segment and goodwill of $10.6 million was assigned to the Technology Solutions (“TS”) reportable segment. The goodwill recognized is attributable primarily to expected synergies of the acquired businesses. The amount of goodwill that is expected to be deductible for income tax purposes is not material.

The Company has recognized restructuring, integration and other expenses associated with fiscal 2014 acquisitions which are described further in Note 17.

Historical Acquisitions

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

During fiscal 2013, the Company also acquired the remaining non-controlling interest in a consolidated subsidiary for a purchase price that was less than its carrying value. The Company has reflected the difference between the purchase price and the carrying value of the non-controlling interest of $23.8 million as additional paid-in capital in the accompanying consolidated statement of shareholders’ equity.

AVNET, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

3. Accounts receivable securitization

In August 2014, the Company amended and extended its accounts receivable securitization program (the “Program”) with a group of financial institutions to allow the Company to transfer, on an ongoing revolving basis, an undivided interest in a designated pool of accounts receivable, to provide security or collateral for borrowings up to $900.0 million.  The Program does not qualify for off balance sheet sale accounting treatment and, as a result, any borrowings under the Program are recorded as debt on the consolidated balance sheets. Under the Program, the Company legally isolates certain U.S. trade receivables into a wholly-owned and consolidated bankruptcy remote special purpose entity. Such isolated receivables, which are recorded within “Receivables” in the consolidated balance sheets, totaled $1.41 billion and $1.65 billion at June 27, 2015 and June 28, 2014, respectively. The Program contains certain covenants relating to the quality of the receivables sold. The Program also requires the Company to maintain certain minimum interest coverage and leverage ratios, which the Company was in compliance with as of June 27, 2015. The Program has a two-year term that expires in August 2016. As a result of the two-year term, outstanding borrowings under the Program are classified as long-term debt at June 27, 2015. There were $650.0 million in borrowings outstanding under the Program as of June 27, 2015 and $615.0 million as of June 28, 2014. Interest on borrowings is calculated using a base rate or a commercial paper rate plus a spread of 0.38%. The facility fee is 0.38%.

4. Shareholders’ equity

Accumulated comprehensive income (loss)

The following table includes the balances within accumulated other comprehensive income (loss):

	June 27,	June 28,	June 29,
	2015	2014	2013
	(Thousands)
Accumulated translation adjustments and other	$(316,873)	$244,149	$135,395
Accumulated pension liability adjustments, net of income taxes	(124,165)	(104,637)	(106,500)
Total accumulated other comprehensive income (loss)	$(441,038)	$139,512	$28,895

Comprehensive income (loss) includes foreign currency translation adjustments and pension liability adjustments. Amounts reclassified out of accumulated comprehensive income (loss), net of tax, to operating expenses during fiscal 2015, 2014 and 2013 substantially all related to net periodic pension costs as discussed further in Note 10.

Share repurchase program

In November 2014, the Company’s Board of Directors amended the Company’s existing share repurchase program to authorize the repurchase of up to $1.0 billion of common stock in the open market, privately negotiated transactions, block trades, accelerated share repurchase transactions or any combination of such method. The timing and actual number of shares repurchased will depend on a variety of factors such as price, corporate and regulatory requirements, and prevailing market conditions. During fiscal 2015, the Company repurchased 4.0 million shares under this program at an average market price of $40.84 per share for a total cost of $163.4 million.  This amount differs from the cash used for repurchases of common stock on the consolidated statement of cash flows to the extent repurchases were not settled at the end of the year. Repurchased shares were retired. Since the beginning of the repurchase program through the end of fiscal

AVNET, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

2015, the Company has repurchased 22.1 million shares at an aggregate cost of $697.5 million, and $302.5 million remains available for future repurchases under the share repurchase program.

Common stock dividend

During fiscal 2015, the Company has paid dividends of $0.64 per common share and $87.3 million in total.

5. Property, plant and equipment, net

Property, plant and equipment are recorded at cost and consist of the following:

	June 27, 2015	June 28, 2014
	(Thousands)
Buildings	$122,035	$132,291
Machinery, fixtures and equipment	238,864	266,416
Information technology hardware and software	712,099	699,466
Leasehold improvements	140,928	118,907
Depreciable property, plant and equipment, gross	1,213,926	1,217,080
Accumulated depreciation	(773,013)	(783,485)
Depreciable property, plant and equipment, net	440,913	433,595
Land	40,032	31,730
Construction in progress	87,834	69,674
Property, plant and equipment, net	$568,779	$534,999

Depreciation expense related to property, plant and equipment was $95.6 million, $92.5 million and $88.3 million in fiscal 2015, 2014 and 2013, respectively.

6. Goodwill and intangible assets

The following table presents the change in goodwill balances by reportable segment for fiscal year 2015. All of the accumulated impairment was recognized in fiscal 2009.

	Electronics	Technology
	Marketing	Solutions	Total
	(Thousands)
Gross goodwill	$1,713,567	$1,014,635	$2,728,202
Accumulated impairment	(1,045,110)	(334,624)	(1,379,734)
Carrying value at June 28, 2014	668,457	680,011	1,348,468
Additions	—	—	—
Adjustments	561	7	568
Foreign currency translation	(29,912)	(40,368)	(70,280)
Carrying value at June 27, 2015	$639,106	$639,650	$1,278,756
Gross goodwill	$1,684,216	$974,274	$2,658,490
Accumulated impairment	(1,045,110)	(334,624)	(1,379,734)
Carrying value at June 27, 2015	$639,106	$639,650	$1,278,756

Goodwill adjustments represent the net purchase accounting adjustments for acquisitions during the related measurement periods.

AVNET, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Based upon the Company’s annual impairment tests performed in the fourth quarters of fiscal 2015, 2014 and 2013, there was no impairment of goodwill in the respective fiscal years. The goodwill impairment testing requirements and related assumptions used are described further in Note 1.

The following table presents the Company’s acquired identifiable intangible assets:

	June 27, 2015			June 28, 2014
	Acquired	Accumulated	Net Book	Acquired	Accumulated	Net Book
	Amount	Amortization	Value	Amount	Amortization	Value
	(Thousands)
Customer related	$276,921	$(190,593)	$86,328	$319,496	$(155,604)	$163,892
Trade name	6,240	(3,792)	2,448	5,993	(1,555)	4,438
Other	12,309	(1,354)	10,955	18,833	(2,855)	15,978
	$295,470	$(195,739)	$99,731	$344,322	$(160,014)	$184,308

Intangible asset amortization expense was $51.7 million, $44.7 million and $32.3 million for fiscal 2015, 2014 and 2013 respectively. Included in fiscal 2015 amortization expense was $8.5 million of accelerated amortization for the reduction in useful lives of certain intangible assets as a result of restructuring actions discussed further in Note 17. Intangible assets have a weighted average remaining life of approximately 5 years as of June 27, 2015. The following table presents the estimated future amortization expense for the next five fiscal years and thereafter (in thousands):

Fiscal Year
2016	28,332
2017	23,562
2018	15,230
2019	11,579
2020	9,776
Thereafter	11,252
Total	$99,731

7. Debt

Short-term debt consists of the following:

	June 27, 2015	June 28, 2014	June 27, 2015	June 28, 2014
	Interest Rate		Carrying Balance
Bank credit facilities and other	5.54%	3.20%	$81,115	$250,088
Accounts receivable securitization program	—	0.60%	—	615,000
Notes due September 1, 2015	6.00%	—	250,000	—
Short-term debt			$331,115	$865,088

Bank credit facilities and other consist of various committed and uncommitted lines of credit and other forms of bank debt with financial institutions utilized primarily to support the working capital requirements of foreign operations. See Note 3 for further information on the accounts receivable securitization program.

AVNET, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Long-term debt consists of the following:

	June 27, 2015	June 28, 2014	June 27, 2015	June 28, 2014
	Interest Rate		Carrying Balance
Revolving credit facilities:
Accounts receivable securitization program	0.59%	—	$650,000	$—
2014 Credit Facility	1.45%	—	50,000	—
Previous credit facility	—	3.55%	—	12,000
Notes due:
September 1, 2015	—	6.00%	—	250,000
September 15, 2016	6.63%	6.63%	300,000	300,000
June 15, 2020	5.88%	5.88%	300,000	300,000
December 1, 2022	4.88%	4.88%	350,000	350,000
Other long-term debt	2.06%	1.40%	1,828	3,867
Long-term debt before discount			1,651,828	1,215,867
Discount and debt issuance costs			(5,327)	(6,916)
Long-term debt			$1,646,501	$1,208,951

At the end of fiscal 2015, the Company had a five-year $1.25 billion senior unsecured revolving credit facility (the “2014 Credit Facility”) with a syndicate of banks, consisting of revolving credit facilities and the issuance of up to $150.0 million of letters of credit, which expires in July 2019. Subject to certain conditions, the 2014 Credit Facility may be increased up to $1.50 billion. Under the 2014 Credit Facility, the Company may select from various interest rate options, currencies and maturities. The 2014 Credit Facility contains certain covenants including various limitations on debt incurrence, share repurchases, dividends, investments and capital expenditures. The 2014 Credit Facility also includes financial covenants requiring the Company to maintain minimum interest coverage and leverage rations, which the Company was in compliance with as of June 27, 2015. At June 27, 2015 and June 28, 2014, there were $1.9 million and $2.0 million, respectively, in letters of credit issued under the 2014 Credit Facility and a previous credit facility.

Aggregate debt maturities for the next five fiscal years and thereafter are as follows (in thousands):

2016	$331,115
2017	951,459
2018	257
2019	94
2020	350,018
Thereafter	350,000
Subtotal	1,982,943
Discount and debt issuance costs	(5,327)
Total debt	$1,977,616

At June 27, 2015, the carrying value and fair value of the Company’s debt was $1.98 billion and $2.04 billion, respectively. At June 28, 2014, the carrying value and fair value of the Company’s debt was $2.08 billion and $2.19 billion, respectively. Fair value was estimated primarily based upon quoted market prices for the Company’s long-term public notes.

AVNET, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

8. Accrued expenses and other

Accrued expenses and other consist of the following:

	June 27, 2015	June 28, 2014
	(Thousands)
Accrued salaries and benefits	$295,642	$339,885
Accrued operating costs	71,441	117,556
Accrued interest and banking costs	22,354	32,878
Accrued restructuring costs (Note 17)	26,302	40,917
Accrued income taxes	27,816	40,829
Accrued other	159,574	139,304
Total accrued expenses and other	$603,129	$711,369

9. Income taxes

The components of income tax expense (“tax provision”) are included in the table below. The tax provision for deferred income taxes results from temporary differences arising primarily from net operating losses, inventories valuation, receivables valuation, certain accrued amounts and depreciation and amortization, net of any changes to valuation allowances.

	Years Ended
	June 27, 2015	June 28, 2014	June 29, 2013
	(Thousands)
Current:
Federal	$41,757	$71,714	$17,212
State and local	4,496	8,038	7,034
Foreign	76,363	91,415	84,965
Total current taxes	122,616	171,167	109,211
Deferred:
Federal	39,246	11,305	2,619
State and local	5,264	3,810	2,390
Foreign	(26,074)	(30,759)	(15,028)
Total deferred taxes	18,436	(15,644)	(10,019)
Income tax expense	$141,052	$155,523	$99,192

The tax provision is computed based upon income before income taxes from both U.S. and foreign operations. U.S. income before income taxes was $180.6 million, $235.4 million and $174.0 million, and foreign income before income taxes was $532.3 million, $465.7 million and $375.3 million in fiscal 2015, 2014 and 2013, respectively.

AVNET, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Reconciliations of the federal statutory tax rate to the effective tax rates are as follows:

	Years Ended
	June 27, 2015	June 28, 2014	June 29, 2013
Federal statutory rate	35.0%	35.0%	35.0%
State and local income taxes, net of federal benefit	1.6	1.3	1.1
Foreign tax rates, net of valuation allowances	(8.8)	(9.3)	(7.2)
Release of valuation allowance, net of U.S. tax expense	(7.2)	(4.8)	(6.4)
Change in contingency reserves	0.5	(0.1)	0.4
Tax audit settlements	(2.3)	(0.6)	(6.0)
Other, net	1.0	0.7	1.2
Effective tax rate	19.8%	22.2%	18.1%

Foreign tax rates represents the impact of the difference between foreign and federal statutory rates applied to foreign income or loss and also includes the impact of valuation allowances established against the Company’s otherwise realizable foreign deferred tax assets, which are primarily net operating loss carry-forwards.

Avnet’s effective tax rate on income before income taxes was 19.8% in fiscal 2015 as compared with an effective tax rate of 22.2% in fiscal 2014. Included in the fiscal 2015 effective tax rate is a net tax benefit of $55.1 million, which is comprised primarily of (i) a tax benefit of $51.6 million for the release of a  valuation allowance against deferred tax assets that were determined to be realizable, related to a legal entity in EMEA, and (ii) a net tax benefit of $16.2 million primarily related to favorable audit settlements, partially offset by $7.6 million of tax expense primarily related to newly established valuation allowances. The fiscal 2015 effective tax rate is lower than the fiscal 2014 effective tax rate primarily due to a greater tax benefit from the valuation allowance released in fiscal 2015 as compared with the amount released in fiscal 2014.

The Company applies the guidance in ASC 740 Income Taxes,  which requires management to use its judgment to the appropriate weighting of all available evidence when assessing the need for the establishment or the release of valuation allowances. As part of this analysis, the Company examines all available evidence on a jurisdiction by jurisdiction basis and weighs the positive and negative evidence when determining the need for full or partial valuation allowances. The evidence considered for each jurisdiction includes, among other items: (i) the historic levels of income or losses over a range of time periods, which may extend beyond the most recent three fiscal years depending upon the historical volatility of income in an individual jurisdiction; (ii) expectations and risk associated with underlying estimates of future taxable income, including considering the historical trend of down-cycles in the electronic components and computer products industries; and (iii) prudent and feasible tax planning strategies.

As of the end of fiscal 2015, the Company released the remaining valuation allowance against significant net deferred tax assets related to a legal entity in EMEA. In recent fiscal years, such entity experienced improved earnings, which resulted in the partial release of the valuation allowance to the extent it is more likely than not that the entity will recognize its net deferred tax assets (primarily deferred taxes related to net operating loss carry-forwards). Due to the profitability for this entity in the current year and the projections for the future, management has concluded a full release of the valuation allowance is appropriate.

No provision for U.S. income taxes has been made for approximately $3.06 billion of cumulative unremitted earnings of foreign subsidiaries at June 27, 2015 because those earnings are expected to be permanently reinvested outside the U.S. A hypothetical calculation of the deferred tax liability, assuming those earnings were remitted, is not practicable.

AVNET, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The significant components of deferred tax assets and liabilities, included primarily in “other assets” on the consolidated balance sheets, are as follows:

	June 27,	June 28,
	2015	2014
	(Thousands)
Deferred tax assets:
Federal, state and foreign net operating loss carry-forwards	$249,385	$336,334
Inventories valuation	16,806	18,442
Receivables valuation	16,989	26,022
Various accrued liabilities and other	14,427	(1,673)
	297,607	379,125
Less — valuation allowances	(111,381)	(182,123)
	186,226	197,002
Deferred tax liabilities:
Depreciation and amortization of property, plant and equipment	(67,828)	(46,294)
Net deferred tax assets	$118,398	$150,708

The change in valuation allowances in fiscal 2015 from fiscal 2014 was primarily due to (i) a net reduction of $93.9 million primarily due to the above mentioned release of a valuation allowance in EMEA, $51.6 million of which impacted the effective tax rate while the remainder was offset in deferred income taxes, and (ii) a $33.1 million reduction primarily due to foreign currency changes on valuation allowances previously established in various foreign jurisdictions, partially offset by a net expense of $23.2 million primarily related to previously established valuation allowances in various foreign jurisdictions.

As of June 27, 2015, the Company had foreign net operating loss carry-forwards of approximately $932.8 million, of which $21.1 million will expire during fiscal 2016 and 2017, substantially all of which have full valuation allowances, $204.2 million have expiration dates ranging from fiscal 2018 to 2035 and the remaining $707.5 million have no expiration date. The carrying value of the Company’s foreign net operating loss carry-forwards is dependent upon the Company’s ability to generate sufficient future taxable income in certain foreign tax jurisdictions. In addition, the Company considers historic levels of income or losses, expectations and risk associated with estimates of future taxable income and ongoing prudent and feasible tax planning strategies in assessing a tax for valuation allowances.

Estimated liabilities for unrecognized tax benefits are included in “accrued expenses and other” and “other liabilities” on the consolidated balance sheets. These contingent liabilities relate to various tax matters that result from uncertainties in the application of complex income tax regulations in the numerous jurisdictions in which the Company operates. The change in such liabilities during fiscal 2015 was primarily due to favorable audit settlements, which are included in the “reductions for tax positions taken in prior periods” caption in the following table. As of June 27, 2015, unrecognized tax benefits were $103.9 million, of which approximately $69.0 million, if recognized, would favorably impact the effective tax rate and the remaining balance would be substantially offset by valuation allowances. As of June 28, 2014, unrecognized tax benefits were $128.2 million, of which approximately $112.2 million, if recognized, would favorably impact the effective tax rate, and the remaining balance would be substantially offset by valuation allowances. The estimated liability for unrecognized tax benefits included accrued interest expense and penalties of $22.6 million and $25.3 million, net of applicable state tax benefits, as of the end of fiscal 2015 and 2014, respectively.

AVNET, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Reconciliations of the beginning and ending liability balances for unrecognized tax benefits are as follows:

	June 27, 2015	June 28, 2014
	(Thousands)
Balance at beginning of year	$128,221	$123,930
Additions for tax positions taken in prior periods, including interest	7,713	15,966
Reductions for tax positions taken in prior periods, including interest	(17,810)	(880)
Additions for tax positions taken in current period	4,233	8,364
Reductions related to settlements with taxing authorities	(243)	(14,250)
Reductions related to the lapse of applicable statutes of limitations	(6,028)	(7,571)
Adjustments related to foreign currency translation	(12,163)	2,662
Balance at end of year	$103,923	$128,221

The evaluation of income tax positions requires management to estimate the ability of the Company to sustain its position and estimate the final benefit to the Company. To the extent that these estimates do not reflect the actual outcome there could be an impact on the consolidated financial statements in the period in which the position is settled, the applicable statutes of limitations expire or new information becomes available as the impact of these events are recognized in the period in which they occur. It is difficult to estimate the period in which the amount of a tax position will change as settlement may include administrative and legal proceedings whose timing the Company cannot control. The effects of settling tax positions with tax authorities and statute expirations may significantly impact the estimate for unrecognized tax benefits. Within the next twelve months, management estimates that approximately $18.1 million of these liabilities for unrecognized tax benefits will be settled by the expiration of the statutes of limitations or through agreement with the tax authorities for tax positions related to valuation matters and positions related to acquired entities; such matters are common to multinational companies. The expected cash payment related to the settlement of these contingencies is approximately $3.0 million.

The Company conducts business globally and consequently files income tax returns in numerous jurisdictions including those listed in the following table. It is also routinely subject to audit in these and other countries. The Company is no longer subject to audit in its major jurisdictions for periods prior to fiscal 2008. The years remaining subject to audit, by major jurisdiction, are as follows:

Jurisdiction	Fiscal Year
United States (Federal and state)	2012 - 2015
Taiwan and Germany	2010 - 2015
Hong Kong and United Kingdom	2009 - 2015
Netherlands and Singapore	2008 - 2015
Belgium	2014 - 2015

10. Pension and retirement plans

Pension Plan

The Company’s noncontributory defined benefit pension plan (the “Plan”) covers substantially all U.S. employees. The Plan meets the definition of a defined benefit plan and as a result, the Company must apply ASC 715 Compensation – Retirement Benefits pension accounting to the Plan. The Plan itself, however, is a cash balance plan that is similar in nature to a defined contribution plan in that a participant’s benefit is defined in terms of a stated account balance. A cash balance

AVNET, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

plan provides the Company with the benefit of applying any earnings on the Plan’s investments beyond the fixed return provided to participants toward the Company’s future cash funding obligations. Employees are eligible to participate in the Plan following the first year of service during which they worked at least 1,000 hours.

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

The following table outlines changes in benefit obligations, plan assets and the funded status of the Plan as of the end of fiscal 2015 and 2014:

	June 27,	June 28,
	2015	2014
	(Thousands)
Changes in benefit obligations:
Benefit obligations at beginning of year	$457,167	$391,880
Service cost	39,492	36,733
Interest cost	17,797	17,155
Actuarial loss	21,796	34,726
Benefits paid	(22,846)	(23,327)
Benefit obligations at end of year	$513,406	$457,167
Changes in plan assets:
Fair value of plan assets at beginning of year	$449,960	$365,373
Actual return on plan assets	17,294	67,914
Benefits paid	(22,846)	(23,327)
Contributions	40,000	40,000
Fair value of plan assets at end of year	$484,408	$449,960
Funded status of the plan recognized as a non-current liability	$(28,998)	$(7,207)

Amounts recognized in accumulated other comprehensive income:
Unrecognized net actuarial losses	$185,819	$158,103
Unamortized prior service credits	(4,476)	(6,050)
	$181,343	$152,053
Other changes in plan assets and benefit obligations recognized in other comprehensive income:
Net actuarial gain	$40,723	$(2,280)
Amortization of net actuarial losses	(13,007)	(12,686)
Amortization of prior service credits	1,573	1,573
	$29,289	$(13,393)

Included in accumulated other comprehensive income at June 27, 2015 is a before tax expense of $185.8 million of net actuarial losses which have not yet been recognized in net periodic pension cost, of which $12.7 million is expected to be recognized as a component of net periodic pension cost during fiscal 2016. Also included is a before tax benefit of $4.5 million of prior service credits that have not yet been recognized in net periodic pension costs, of which $1.6 million is expected to be recognized as a component of net periodic pension costs during fiscal 2016.

AVNET, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Weighted average assumptions used to calculate actuarial present values of benefit obligations are as follows:

	2015	2014
Discount rate	4.3%	4.0%

The discount rate selected by the Company for the Plan reflects the current rate at which the underlying liability could be settled at the measurement date as of June 27, 2015. The selected discount rate is based primarily upon an average rate determined by matching the expected cash outflows of the Plan to a yield curve constructed from a portfolio of highly rated (minimum AA rating) fixed-income debt instruments with maturities consistent with the expected cash outflows.

Weighted average assumptions used to determine net benefit costs are as follows:

	2015	2014
Discount rate	4.0%	4.5%
Expected return on plan assets	8.5%	8.5%

Components of net periodic pension cost during the last three fiscal years are as follows:

	Years Ended
	June 27,	June 28,	June 29,
	2015	2014	2013
	(Thousands)
Service cost	$39,492	$36,733	$36,920
Interest cost	17,797	17,155	14,653
Expected return on plan assets	(36,221)	(30,908)	(27,905)
Recognized net actuarial loss	13,007	12,686	14,898
Amortization of prior service credits	(1,573)	(1,573)	(1,573)
Net periodic pension cost	$32,502	$34,093	$36,993

The Company made $40.0 million of contributions in fiscal 2015 and fiscal 2014 and expects to make approximately $40.0 million of contributions in fiscal 2016.

Benefit payments are expected to be paid to Plan participants as follows for the next five fiscal years and the aggregate for the five years thereafter (in thousands):

2016	$30,389
2017	27,730
2018	31,864
2019	36,713
2020	41,131
2021 through 2025	289,430

AVNET, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The Plan’s assets are held in trust and were allocated as follows as of the measurement date at the end of fiscal 2015 and 2014:

	2015	2014
Equity securities	76%	75%
Fixed income debt securities	23%	24%
Cash and cash equivalents	1%	1%

The general investment objectives of the Plan are to maximize returns through a diversified investment portfolio in order to earn annualized returns that meet the long-term cost of funding the Plan’s pension obligations while maintaining reasonable and prudent levels of risk. The target rate of return on Plan assets is currently 8.3%, which represents the average rate of earnings expected on the funds invested or to be invested to provide for the benefits included in the benefit obligation based upon the targeted investment allocations. This assumption has been determined by combining expectations regarding future rates of return for the investment portfolio along with the historical and expected distribution of investments by asset class and the historical rates of return for each of those asset classes. The mix of equity securities is typically diversified to obtain a blend of domestic and international investments covering multiple industries. The Plan’s assets do not include any material investments in Avnet common stock. The Plan’s investments in debt securities are also diversified across both public and private fixed income securities. As of June 27, 2015, the Company’s target allocation for the investment portfolio is for equity securities, both domestic and international, to represent approximately 60% of the portfolio. The majority of the remaining portfolio of investments is to be invested in fixed income debt securities with various maturities.

The following table sets forth the fair value of the Plan’s investments as of June 27, 2015:

	Level 1	Level 2	Level 3	Total
	(Thousands)
Cash and cash equivalents	$2,111	$—	$—	$2,111
Equities:
U.S. common stocks	—	287,495	—	287,495
International common stocks	—	79,704	—	79,704
Fixed Income:
U.S. government agencies	—	8,912	—	8,912
U.S. corporate bonds	—	106,186	—	106,186
Total	$2,111	$482,297	$—	$484,408

AVNET, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The following table sets forth the fair value of the Plan’s investments as of June 28, 2014:

	Level 1	Level 2	Level 3	Total
	(Thousands)
Cash and cash equivalents	$3,025	$—	$—	$3,025
Equities:
U.S. common stocks	—	267,741	—	267,741
International common stocks	—	71,273	—	71,273
Fixed Income:
U.S. government agencies	—	10,439	—	10,439
U.S. corporate bonds	—	97,482	—	97,482
Total	$3,025	$446,935	$—	$449,960

The fair value of the Plan’s investments in equity and fixed income investments are stated at unit value, or the equivalent of net asset value, which is a practical expedient for estimating the fair values of those investments. Each of these investments may be redeemed daily without notice and there were no material unfunded commitments as of June 27, 2015.

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

11. Operating leases

The Company leases many of its operating facilities and is also committed under lease agreements for transportation and operating equipment. Rent expense charged to operating expenses during the last three fiscal years is as follows:

	Years Ended
	June 27,	June 28,	June 29,
	2015	2014	2013
	(Thousands)
Rent expense under operating leases	$95,255	$106,620	$94,087

The aggregate future minimum operating lease commitments, principally for buildings, in fiscal 2016 through 2020 and thereafter, are as follows (in thousands):

2016	$99,210
2017	78,765
2018	54,600
2019	41,698
2020	32,622
Thereafter	92,771
Total	$399,666

The preceding table includes the remaining operating lease commitments that are included as a component of the Company’s restructuring liabilities (see Note 17).

AVNET, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

12. Stock-based compensation

The Company measures all stock-based payments at fair value and recognizes related expense within operating expenses in the consolidated statements of operations over the requisite service period (generally the vesting period). During fiscal 2015, 2014, and 2013, the Company recorded stock-based compensation expense of $62.0 million, $45.9 million and $43.7 million, respectively, for all forms of stock-based compensation awards.

Stock plan

At June 27, 2015, the Company had 9.7 million shares of common stock reserved for stock-based payments, which consisted of 2.0 million shares for unvested or unexercised stock options, 4.8 million shares available for stock-based awards under plans approved by shareholders, 2.6 million shares for restricted stock units and performance shares units granted but not yet vested, and 0.3 million shares available for future purchases under the Company’s Employee Stock Purchase Plan (“ESPP”).

Stock options

Stock option grants have a contractual life of ten years, vest in 25% increments on each anniversary of the grant date, commencing with the first anniversary, and require an exercise price of 100% of the fair market value of common stock at the date of grant. Stock-based compensation expense associated with stock options during fiscal 2015, 2014 and 2013 was $3.6 million, $4.7 million and $4.0 million, respectively.

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

	Years Ended
	June 27,	June 28,	June 29,
	2015	2014	2013
Expected term (years)	6.0	6.0	6.0
Risk-free interest rate	1.9%	1.7%	0.9%
Weighted average volatility	31.6%	34.3%	35.0%
Dividend yield	1.8%	1.5%	—%

AVNET, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The following is a summary of the changes in outstanding options for fiscal 2015:

		Weighted	Weighted Average
		Average	Remaining
	Shares	Exercise Price	Contractual Life
Outstanding at June 28, 2014	1,809,176	$30.84	81 Months
Granted	331,048	41.07	110 Months
Exercised	(124,846)	24.65	36 Months
Forfeited or expired	—	—	—
Outstanding at June 27, 2015	2,015,378	$32.90	71 Months
Exercisable at June 27, 2015	1,079,878	$29.10	54 Months

The weighted-average grant-date fair values of stock options granted during fiscal 2015, 2014 and 2013 were $11.68, $11.45 and $11.33, respectively.

At June 27, 2015, the aggregate intrinsic value of all outstanding stock option awards was $18.5 million and all exercisable stock option awards was $14.0 million.

The following is a summary of the changes in non-vested stock options for the fiscal year ended June 27, 2015:

		Weighted
		Average
		Grant-Date
	Shares	Fair Value
Non-vested stock options at June 28, 2014	988,656	$10.86
Granted	331,048	11.68
Vested	(384,204)	10.37
Forfeited	—	—
Non-vested stock options at June 27, 2015	935,500	$11.35

As of June 27, 2015, there was $2.9 million of total unrecognized compensation cost related to stock options, which is expected to be recognized over a weighted-average period of 2.1 years. The total fair value of stock options vested, as of the vesting dates, during fiscal 2015, 2014 and 2013 were $4.0 million, $3.7 million and $3.4 million, respectively.

Cash received from stock option exercises during fiscal 2015, 2014 and 2013 totaled $2.6 million, $4.7 million, and $2.1 million, respectively. The impact of these cash receipts is included in “Other, net” as financing activity in the accompanying consolidated statements of cash flows.

Restricted stock units

Delivery of restricted stock units, and the associated compensation expense, is recognized over the vesting period and is generally subject to the employee’s continued service and employment by the Company, except for employees who are retirement eligible under the terms of the restricted stock units. As of June 27, 2015, 1.9 million shares previously awarded have not yet vested. Stock-based compensation expense associated with restricted stock units was $50.5 million, $34.4 million and $26.8 million for fiscal years 2015, 2014 and 2013, respectively.

AVNET, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The following is a summary of the changes in non-vested restricted stock units for the fiscal year ended June 27, 2015:

		Weighted
		Average
		Grant-Date
	Shares	Fair Value
Non-vested restricted stock units at June 28, 2014	2,001,887	$33.60
Granted	1,107,134	39.60
Vested	(1,076,621)	33.59
Forfeited	(102,048)	$35.09
Non-vested restricted stock units at June 27, 2015	1,930,352	$36.15

As of June 27, 2015, there was $45.2 million of total unrecognized compensation expense related to non-vested restricted stock units, which is expected to be recognized over a weighted-average period of 1.9 years. The total fair value of restricted stock units vested during fiscal 2015, 2014 and 2013 was $36.2 million, $30.5 million and $25.4 million, respectively.

Performance shares units

Eligible employees, including Avnet’s executive officers, may receive a portion of their long-term stock-based compensation through the performance share program, which allows for the vesting of shares based upon achievement of certain market and performance-based criteria (“Performance Share Program”). The Performance Share Program provides for the vesting to each grantee of a number of shares of Avnet’s common stock at the end of a three-year performance period based upon the Company’s achievement of certain performance goals established by the Compensation Committee of the Board of Directors for each Performance Share Program three-year performance period. The performance goals consist of measures of economic profit and total shareholder return.

During fiscal 2015, 2014 and 2013, the Company granted 0.2 million, 0.2 million and 0.3 million performance share units, respectively, of which none have been forfeited. The actual amount of performance shares units vested at the end of each three-year period is measured based upon the actual level of achievement of the defined performance goals and can range from 0% to 200% of the award grant. During fiscal 2015, 2014 and 2013, the Company recognized stock-based compensation expense associated with the Performance Share Program of $6.8 million, $5.8 million and $11.9 million, respectively.

Director stock-based compensation

Non-employee directors are awarded shares equal to a fixed dollar amount of Avnet common stock each year as part of their director compensation. Directors may elect to receive this compensation in the form of common stock or they may elect to defer their compensation to be paid in common stock at a later date. During fiscal 2015, 2014 and 2013, compensation expense associated with the outside director stock-based compensation awards was $1.1 million, $1.0 million and $1.0 million, respectively.

Employee stock purchase plan

The Company has an Employee Stock Purchase Plan (“ESPP”) under the terms of which eligible employees of the Company are allowed to purchase shares of common stock at a price equal to 95% of the fair market value on the last day of each monthly offering period. The ESPP is not compensatory for accounting purposes based on its terms.

AVNET, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

13. Commitments and contingencies

From time to time, the Company may become a party to, or be otherwise involved in various lawsuits, claims, investigations and other legal proceedings arising in the ordinary course of conducting its business. While litigation is subject to inherent uncertainties, management does not anticipate that any such matters will have a material adverse effect on the Company’s financial condition, liquidity or results of operations.

The Company also is currently subject to various pending and potential legal matters and investigations relating to compliance with governmental laws and regulations, including import/export, environmental, anticorruption and competition. For certain of these matters it is not possible to determine the ultimate outcome, and the Company cannot reasonably estimate the maximum potential exposure or the range of possible loss for such matters due primarily to being in the preliminary stages of the related proceedings and investigations. The Company currently believes that the resolution of such matters will not have a material adverse effect on the Company’s financial position or liquidity, but could possibly be material to our results of operations in any one reporting period.

As of June 27, 2015, the Company has aggregate estimated liabilities of approximately $17.0 million classified within accrued expenses and other for such compliance-related matters that were reasonably estimable as of that date. Of this amount, $10.0 million relates to a contingent liability for potential unpaid import duties associated with the acquisition of Bell Microproducts Inc. for estimated duties, interest and penalties that may be imposed from an ongoing compliance audit by Customs and Border Protection.

During fiscal 2014, the Company received award payments of $22.1 million related to the settlement of a class action proceeding against certain manufacturers of LCD flat panel displays, which is classified within “gain on legal settlement, bargain purchase and other” in the consolidated statements of operations.

14. Earnings per share

	Years Ended
	June 27,	June 28,	June 29,
	2015	2014	2013
	(Thousands, except per share data)
Numerator:
Net income	$571,913	$545,604	$450,073
Denominator:
Weighted average common shares for basic earnings per share	136,688	137,991	137,951
Net effect of dilutive stock options, restricted stock units and performance shares units	2,103	2,128	2,052
Weighted average common shares for diluted earnings per share	138,791	140,119	140,003
Basic earnings per share	$4.18	$3.95	$3.26
Diluted earnings per share	$4.12	$3.89	$3.21
Stock options excluded from earnings per share calculation due to anti-dilutive effect	—	—	565.8

AVNET, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

15. Additional cash flow information

The “Other, net” component of non-cash and other reconciling items within operating activities in the consolidated statements of cash flows consisted of the following:

	Years Ended
	June 27,	June 28,	June 29,
	2015	2014	2013
	(Thousands)
Provision for doubtful accounts receivable	$20,084	$17,943	$30,802
Periodic pension cost (Note 10)	32,502	34,093	36,993
Other, net	35,063	36,651	7,532
Total	$87,649	$88,687	$75,327

Interest and income taxes paid during the last three fiscal years were as follows:

	Years Ended
	June 27,	June 28,	June 29,
	2015	2014	2013
	(Thousands)
Interest	$113,476	$111,608	$106,735
Income taxes	$125,403	$181,117	$141,196

The Company includes book overdrafts as part of accounts payable on its consolidated balance sheets and reflects changes in such balances as part of cash flows from operating activities in its consolidated statements of cash flows.

16. Segment information

Electronics Marketing (“EM”) and Technology Solutions (“TS”) are the Company’s reportable segments (“operating groups”). EM markets and sells semiconductors and interconnect, passive and electromechanical devices and embedded products to a diverse customer base serving many end-markets. TS focuses on the value-added distribution of enterprise computing servers and systems, software, storage, services and complex solutions from the world’s foremost technology

AVNET, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

manufacturers. TS also provides the latest hard disk drives, microprocessor, motherboard and DRAM module technologies to manufacturers of general-purpose computers and system builders.

	Years Ended
	June 27,	June 28,	June 29,
	2015	2014	2013
	(Millions)
Sales:
Electronics Marketing	$17,344.7	$16,544.4	$15,094.4
Technology Solutions	10,580.0	10,955.3	10,364.5
	$27,924.7	$27,499.7	$25,458.9
Operating income (loss):
Electronics Marketing	$797.4	$747.9	$635.7
Technology Solutions	325.7	317.8	299.1
Corporate	(150.6)	(134.4)	(126.9)
	972.5	931.3	807.9
Restructuring, integration and other expenses (Note 17)	(90.8)	(94.6)	(149.5)
Amortization of acquired intangible assets and other	(54.0)	(46.8)	(32.4)
	$827.7	$789.9	$626.0
Assets:
Electronics Marketing	$6,497.7	$6,840.2	$6,316.3
Technology Solutions	3,609.0	4,140.2	3,838.4
Corporate	693.3	275.1	320.0
	$10,800.0	$11,255.5	$10,474.7
Capital expenditures:
Electronics Marketing	$99.0	$38.0	$24.1
Technology Solutions	42.1	43.8	26.6
Corporate	33.3	41.4	46.7
	$174.4	$123.2	$97.4
Depreciation & amortization expense:
Electronics Marketing	$45.2	$48.8	$51.8
Technology Solutions	65.1	59.0	47.3
Corporate	37.0	29.4	21.6
	$147.3	$137.2	$120.7
Sales, by geographic area:
Americas(1)	$11,144.0	$10,929.5	$10,716.6
EMEA(2)	7,876.2	8,246.1	7,277.9
Asia/Pacific(3)	8,904.5	8,324.1	7,464.4
	$27,924.7	$27,499.7	$25,458.9
Property, plant and equipment, net, by geographic area:
Americas(4)	$358.1	$306.2	$283.0
EMEA(5)	182.3	199.4	177.9
Asia/Pacific	28.4	29.4	31.7
	$568.8	$535.0	$492.6

(1)	Includes sales in the United States of $9.96 billion, $9.68 billion and $9.43 billion for fiscal 2015, 2014 and 2013, respectively.
(2)	Includes sales in Germany and the United Kingdom of $2.93 billion and $1.46 billion, respectively, for fiscal 2015. 74

AVNET, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Includes sales in Germany and the United Kingdom of $3.31 billion and $1.36 billion, respectively, for fiscal 2014. Includes sales in Germany and the United Kingdom of $2.78 billion and $1.22 billion, respectively, for fiscal 2013.

(3)

Includes sales of $3.42 billion, $2.84 billion and $1.18 billion in Taiwan, China (including Hong Kong) and Singapore, respectively, for fiscal 2015. Includes sales of $2.63 billion, $2.93 billion and $1.19 billion in Taiwan, China (including Hong Kong) and Singapore, respectively, for fiscal 2014. Includes sales of $2.28 billion, $2.44 billion and $1.16 billion in Taiwan, China (including Hong Kong) and Singapore, respectively, for fiscal 2013.

(4)	Includes property, plant and equipment, net, of $352.2 million, $298.1 million and $273.4 million in the United States for fiscal 2015, 2014 and 2013, respectively.
(5)

Includes property, plant and equipment, net, of $74.2 million and $74.7 million in Germany and Belgium, respectively, for fiscal 2015. Fiscal 2014 includes property, plant and equipment, net, of $95.5 million in Germany and $61.0 million in Belgium. Fiscal 2013 includes property, plant and equipment, net, of $92.7 million in Germany and $45.1 million in Belgium.

Listed in the table below are the Company’s major product categories and the related sales for each of the past three fiscal years:

	Years Ended
	June 27,	June 28,	June 29,
	2015	2014	2013
	(Millions)
Semiconductors	$15,715.8	$14,558.4	$13,720.8
Computer products	9,614.2	10,571.6	9,346.0
Connectors, passives, electromechanical and other	2,594.7	2,369.7	2,392.1
	$27,924.7	$27,499.7	$25,458.9

Certain prior year product sales have been reclassified into different product categories to conform to the fiscal 2015 product categorization.

17. Restructuring, integration and other expenses

Fiscal 2015

During fiscal 2015, the Company took certain actions in an effort to reduce future operating costs. These actions included restructuring activities for certain regional and global businesses to better align such operations, products and services with the known and anticipated demands of the Company’s suppliers and customers. In addition, the Company

AVNET, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

incurred integration and other costs primarily associated with acquired businesses and certain global and regional businesses. The following table presents the restructuring, integration and other expenses incurred during fiscal 2015:

Year Ended
June 27, 2015

Restructuring expenses	$58,677
Integration costs	19,144
Other costs including acquisition costs	13,724
Changes in estimates for prior year restructuring liabilities	(740)
Restructuring, integration and other expenses before tax	$90,805
Restructuring, integration and other expenses after tax	$65,897
Restructuring, integration and other expenses per share on a diluted basis	$0.47

The activity related to the restructuring liabilities established during fiscal 2015 is presented in the following table:

		Facility	Asset
	Severance	Exit Costs	Impairments	Other	Total
	(Thousands)
Fiscal 2015 restructuring expenses	$25,889	$8,823	$18,170	$5,795	$58,677
Cash payments	(10,132)	(5,431)	(169)	—	(15,732)
Non-cash amounts	—	—	(18,010)	(5,795)	(23,805)
Other, principally foreign currency translation	(4,501)	(182)	9	—	(4,674)
Balance at June 27, 2015	$11,256	$3,210	$—	$—	$14,466

Severance expense recorded in fiscal 2015 related to the reduction, or planned reduction, of over 500 employees, primarily in operations, sales and business support functions, in connection with cost reduction actions taken in both operating groups. Facility exit costs primarily consist of liabilities for remaining lease obligations. Asset impairments relate to the impairment of acquired intangible assets and property, plant and equipment as a result of the underlying restructuring actions taken in fiscal 2015. Other restructuring costs related primarily to other miscellaneous restructuring and exit costs. Of the $58.7 million in restructuring expenses recorded during fiscal 2015, $26.0 million related to EM, $31.9 million related to TS and $0.8  million related to corporate business support functions. As of June 27, 2015, management expects the majority of the remaining severance, facility exit costs and other liabilities to be paid by the end of fiscal 2016.

Integration costs are primarily related to the integration of acquired businesses, integration of regional and global business units and incremental costs incurred as part of the consolidation, relocation and closure of warehouse and office facilities. Integration costs include consulting costs for information technology system and business operation integration assistance, facility moving costs, legal fees, travel, meeting, marketing and communication costs that are incrementally incurred as a result of such integration activities. Also included in integration costs are incremental salary costs specific to integration, consolidation and closure activities. Other costs consists primarily of professional fees incurred for acquisitions, additional costs incurred for businesses divested or exited in current or prior periods, any ongoing facilities operating costs associated with the consolidation, relocation and closure of facilities once such facilities have been vacated or substantially vacated, and other miscellaneous costs that relate to restructuring, integration and other expenses. Integration and other costs in fiscal 2015 were comprised of many different costs, none of which were individually material.

AVNET, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Fiscal 2014

During fiscal 2014, the Company incurred restructuring expenses related to various restructuring actions intended to achieve planned synergies from acquired businesses and to reduce future operating expenses. The following table presents the restructuring, integration and other expenses incurred during fiscal 2014:

Year Ended
June 28, 2014
(Thousands)
Restructuring expenses	$65,749
Integration costs	20,455
Other costs including acquisition costs	8,767
Changes in estimates for prior year restructuring liabilities	(348)
Restructuring, integration and other expenses before tax	$94,623
Restructuring, integration and other expenses after tax	$70,773
Restructuring, integration and other expenses per share on a diluted basis	$0.50

The fiscal 2015 activity related to the remaining restructuring liabilities established during fiscal 2014 is presented in the following table:

		Facility
	Severance	Exit Costs	Other	Total
	(Thousands)
Balance at June 28, 2014	$23,744	$3,697	$344	$27,785
Cash payments	(17,772)	(1,483)	(1)	(19,256)
Changes in estimates, net	322	91	—	413
Non-cash amounts	(92)	(824)	—	(916)
Other, principally foreign currency translation	(1,664)	(316)	—	(1,980)
Balance at June 27, 2015	$4,538	$1,165	$343	$6,046

Of the $65.7 million in restructuring expenses recorded during fiscal 2014, $41.3 million related to EM, $23.1 million related to TS and $1.3 million related to corporate business support functions. As of June 27, 2015, management expects the majority of the remaining severance, facility exit and other liabilities to be utilized by the end of fiscal 2016.

AVNET, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Fiscal 2013 and prior

During fiscal 2013 and prior fiscal years, the Company incurred expenses to reduce costs, including costs related to the acquisition and integration activities associated with acquired businesses as follows:

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

Of the $120.0 million in restructuring expenses recorded during fiscal 2013 and prior,  $68.9 million related to EM and $48.0 million related to TS.

As of June 28, 2014, there was $13.1 million of restructuring liabilities remaining related to restructuring actions taken in fiscal years 2013 and prior, the majority of which relates to facility exit costs. The remaining balance for such historical restructuring liabilities as of June 27, 2015 was $5.8 million, which is expected to be paid by the end of fiscal 2016.

SCHEDULE II

AVNET, INC. AND SUBSIDIARIES

VALUATION AND QUALIFYING ACCOUNTS

Years Ended June 27, 2015, June 28, 2014 and June 29, 2013

	Balance at	Charged to		Charged to				Balance at
	Beginning of	Expense		Other				End of
Account Description	Period	(Income)		Accounts		Deductions		Period
	(Thousands)
Fiscal 2015
Allowance for doubtful accounts	$96,382	$20,084		$—		$(35,745)	(a)	$80,721
Valuation allowance on foreign tax loss carry-forwards	182,123	(37,564)	(b)	(33,178)	(c)	—		111,381
Fiscal 2014
Allowance for doubtful accounts	95,656	17,943		—		(17,217)	(a)	96,382
Valuation allowance on foreign tax loss carry-forwards	230,821	(52,719)	(d)	4,021	(e)	—		182,123
Fiscal 2013
Allowance for doubtful accounts	106,319	30,802		—		(41,465)	(a)	95,656
Valuation allowance on foreign tax loss carry-forwards	244,093	(41,572)	(f)	28,300	(g)	—		230,821

(a)	Uncollectible receivables written off.
(b)

Represents a reduction primarily due to the release of a  valuation allowance in EMEA, of which $60.8 million impacted the effective tax rate offset by $9.2 million, which impacted deferred taxes associated with the release of the valuation allowance.

(c)	Primarily related to impact of foreign currency exchange rates on valuation allowances previously established in various foreign jurisdictions.
(d)

Represents a reduction primarily due to the release of a  valuation allowance in EMEA, of which $39.6 million impacted the effective tax rate offset by $6.0 million, which impacted deferred taxes associated with the release of the valuation allowance.

(e)	Primarily related to rate changes on valuation allowances previously established in various foreign jurisdictions.
(f)

Represents a reduction primarily due to the release of a valuation allowance in EMEA, of which $31.9 million impacted the effective tax rate offset by $4.8 million, which impacted deferred taxes associated with the release of the valuation allowance.

(g)	Primarily related to additional valuation allowances for newly acquired companies and companies with a history of losses.

INDEX TO EXHIBITS

Exhibit Number	Exhibit

3.1	Restated Certificate of Incorporation of the Company (incorporated herein by reference to the Company’s Current Report on Form 8-K dated February 12, 2001, Exhibit 3(i)).

3.2	By-laws of the Company, effective May 9, 2014 (incorporated herein by reference to the Company’s Current Report on Form 8-K dated May 9, 2014, Exhibit 3.1).

4.1

Indenture dated as of March 5, 2004, by and between the Company and JP Morgan Trust Company, National Association (incorporated herein by reference to the Company’s Current Report on Form 8-K dated March 5, 2004, Exhibit 4.1).

4.2

Officers’ Certificate dated August 19, 2005, establishing the terms of the 6.00% Notes due 2015 (incorporated herein by reference to the Company’s Current Report on Form 8-K dated August 15, 2005, Exhibit 4.2).

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

4.5	Officers’ Certificate establishing the terms of the 5.875% Notes due 2020 (incorporated herein by reference to the Company’s Current Report on Form 8-K dated June 18, 2010, Exhibit 4.2).

4.6	Officers’ Certificate establishing the terms of the 4.875% Notes due 2022 (incorporated herein by reference to the Company’s Current Report on Form 8-K dated November 20, 2012, Exhibit 4.1).

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

10.2

Form of Employment Agreement by and between the Company and Gerry Fay, Erin Lewin and MaryAnn Miller (incorporated herein by reference to the Company’s Form 10-K for the fiscal year ended June 29, 2013, Exhibit 10.3).

10.3	Employment Agreement by and between Kevin Moriarty and the Company (incorporated herein by reference to the Company’s Current Report on Form 8-K dated September 1, 2013, Exhibit 10.1).

10.4

Employment Agreement between Avnet Europe Comm. VA and Patrick Zammit (English Translation) (incorporated herein by reference to the Company’s Form 10-Q for the period ended March 28, 2015, Exhibit 10.1).

10.5	Employment Agreement by and between the Company and Steve Phillips (incorporated herein by reference to the Company’s Current Report on Form 8-K dated December 19, 2008, Exhibit 10.2).

10.6

Form of Change of Control Agreement between the Company and Richard Hamada, Gerry Fay, Erin Lewin, MaryAnn Miller, Kevin Moriarty, Steve Phillips and Patrick Zammit (incorporated herein by reference to the Company’s Current Report on Form 8-K dated February 14, 2011, Exhibit 10.3).

10.7

Avnet, Inc. Deferred Compensation Plan for Outside Directors (Amended and Restated Effective Generally as of January 1, 2009) (incorporated herein by reference to the Company’s Current Report on Form 8-K dated August 13, 2010, Exhibit 10.2).

10.8	Avnet Supplemental Executive Officers’ Retirement Plan (2013 Restatement) (incorporated herein by reference to the Company’s Form 10-K for the fiscal year ended June 28, 2014, Exhibit 10.13).

10.9	Avnet Restoration Plan (2013 Restatement) (incorporated herein by reference to the Company’s Form 10-K for the fiscal year ended June 28, 2014, Exhibit 10.14).

10.10	Avnet 1999 Stock Option Plan (incorporated herein by reference to the Company’s Current Report on Form 8-K dated August 29, 2006 Exhibit 10.2).

10.11

Avnet, Inc. 2006 Stock Compensation Plan (Amended and Restated Effective Generally as of January 1, 2009) (incorporated herein by reference to the Company’s Current Report on Form 8-K dated August 13, 2010, Exhibit 10.5).

10.12	Avnet, Inc. 2006 Stock Compensation Plan:
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

10.13	Avnet, Inc. 2010 Stock Compensation Plan (incorporated herein by reference to Exhibit 10.1 to the Company’s Registration Statement on Form S-8, Registration No. 333-171291).

10.14	Avnet, Inc. 2010 Stock Compensation Plan:
(a) Form of nonqualified stock option agreement
(b) Form of incentive stock option agreement
(c) Form of performance stock unit term sheet
(d) Form of restricted stock unit term sheet

(incorporated herein by reference to the Company’s Current Report on Form 8-K dated August 10, 2012, Exhibit 10.1).

10.15	Avnet, Inc. 2013 Stock Compensation and Incentive Plan (incorporated herein by reference to the Company’s Current Report on Form 8-K dated November 8, 2013, Exhibit 10.1).

10.16	Avnet, Inc. 2013 Stock Compensation and Incentive Plan:
(a) Form of incentive stock option agreement
(b) Form of nonqualified stock option agreement
(c) Form of performance stock unit term sheet
(d) Form of restricted stock unit term sheet

(incorporated herein by reference to the Company’s Annual Report on Form 10-K for the fiscal year ended June 28, 2014, Exhibit 10.23).

10.17

Avnet Deferred Compensation Plan (Amended and Restated Effective Generally as of January 1, 2009) (incorporated herein by reference to the Company’s Current Report on Form 8-K dated August 13, 2010, Exhibit 10.6).

10.18

Amendment No. 1 to Avnet Deferred Compensation Plan (Amended and Restated Effective Generally as of January 1, 2009) (incorporated herein by reference to the Company’s Annual Report on Form 10-K for the fiscal year ended July 2, 2011, Exhibit 10.21).

10.19

Form of Indemnity Agreement. The Company enters into this form of agreement with each of its directors and officers (incorporated herein by reference to the Company’s Quarterly Report on Form 10-Q for the period ended April 1, 2006, Exhibit 10.1).

10.20		Form option agreements for stock option plans (incorporated herein by reference to the Company’s Current Report on Form 8-K dated September 8, 2004, Exhibit 10.4).
(a) Non-Qualified stock option agreement for 1999 Stock Option Plan
(b) Incentive stock option agreement for 1999 Stock Option Plan

Bank Agreements

10.21		Securitization Program

(a) Receivables Sale Agreement, dated as of June 28, 2001 between Avnet, Inc., as Originator, and Avnet Receivables Corporation as Buyer (incorporated herein by reference to the Company’s Current Report on Form 8-K dated September 26, 2002, Exhibit 10J).

(b) Amendment No. 1, dated as of February 6, 2002, to Receivables Sale Agreement (incorporated herein by reference to the Company’s Current Report on Form 8-K dated September 26, 2002, Exhibit 10K).

(c) Amendment No. 2, dated as of June 26, 2002, to Receivables Sale Agreement (incorporated herein by reference to the Company’s Current Report on Form 8-K dated September 26, 2002, Exhibit 10L).

(d) Amendment No. 3, dated as of November 25, 2002, to Receivables Sale Agreement (incorporated herein by reference to the Company’s Current Report on Form 8-K dated December 17, 2002, Exhibit 10B).

(e) Amendment No. 4, dated as of December 12, 2002, to Receivables Sale Agreement (incorporated herein by reference to the Company’s Current Report on Form 8-K dated December 17, 2002, Exhibit 10E).

(f) Amendment No. 5, dated as of August 15, 2003, to Receivables Sale Agreement (incorporated herein by reference to the Company’s Current Report on Form 8-K dated September 15, 2003, Exhibit 10C).

(g) Amendment No. 6, dated as of August 3, 2005, to Receivables Sale Agreement (incorporated herein by reference to the Company’s Current Report on Form 8-K dated September 13, 2005, Exhibit 10.1).

(h) Amendment No. 7, dated as of August 29, 2007, to Receivables Sale Agreement (incorporated herein by reference to the Company’s Current Report on Form 8-K dated August 13, 2010, Exhibit 10.7).

(i) Amendment No. 8, dated as of August 26, 2010, to Receivables Sale Agreement (incorporated herein by reference to the Company’s Current Report on Form 8-K dated September 1, 2010, Exhibit 10.2).

	*	(j) Amendment No. 9, dated as of May 22, 2015, to Receivables Sale Agreement.

(k) Second Amended and Restated Receivables Purchase Agreement dated as of August 26, 2010 among Avnet Receivables Corporation, as Seller, Avnet, Inc., as Servicer, the Financial Institutions party thereto and JPMorgan Chase Bank, N.A. as Agent (incorporated herein by reference to the Company’s Current Report on Form 8-K dated September 1, 2010, Exhibit 10.1).

(l) Amendment No. 1, dated as of December 28, 2010, to the Second Amended and Restated Receivables Purchase Agreement (incorporated herein by reference to the Company’s Quarterly Report on Form 10-Q for the period ended October 1, 2011, Exhibit 10.2).

(m) Amendment No. 2, dated as of August 25, 2011, to the Second Amended and Restated Receivables Purchase Agreement (incorporated herein by reference to the Company’s Current Report on Form 8-K dated August 26, 2011, Exhibit 10.1).

(n) Amendment No. 3 dated as of March 7, 2012, to the Second Amended and Restated Receivables Purchase Agreement (incorporated herein by reference to the Company’s Quarterly Report on Form 10-Q for the period ended March 31, 2012, Exhibit 10.1).

(o) Amendment No. 4 dated as of August 23, 2012, to the Second Amended and Restated Receivables Purchase Agreement (incorporated herein by reference to the Company’s Current Report on Form 8-K dated August 24, 2012, Exhibit 10.1).

(p) Amendment No. 5 dated as of August 22, 2013 to the Second Amended and Restated Receivables Purchase Agreement (incorporated herein by reference to the Company’s Current Report on Form 8-K dated August 22, 2013, Exhibit 10.1).

(q) Amendment No. 6 dated as of August 21, 2014, to the Second Amended and Restated Receivables Purchase Agreement (incorporated herein by reference to the Company’s Current Report on Form 8-K dated August 21, 2014, Exhibit 10.1).

	*	(r) Amendment No. 7 dated as of May 22, 2015, to the Second Amended and Restated Receivables Purchase Agreement.

10.22

Credit Agreement dated as of July 9, 2014, among Avnet, Inc., Bank of America, N.A., as Administrative Agent, and each lender thereto (incorporated herein by reference to the Company’s Current Report on Form 8-K dated July 9, 2014, Exhibit 10.1).

12.1	*	Ratio of Earnings to Fixed Charges.

21	*	List of subsidiaries of the Company as of June 27, 2015.

23.1	*	Consent of KPMG LLP.

31.1	*	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	*	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	**	Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	**	Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS	*	XBRL Instance Document.

101.SCH	*	XBRL Taxonomy Extension Schema Document.

101.CAL	*	XBRL Taxonomy Extension Calculation Linkbase Document.

101.LAB	*	XBRL Taxonomy Extension Label Linkbase Document.

101.PRE	*	XBRL Taxonomy Extension Presentation Linkbase Document.

101.DEF	*	XBRL Taxonomy Extension Definition Linkbase Document.

*	Filed herewith.

**	Furnished herewith.