Form 10-Q
period 2015-10-03
AVNET INC
filed 2015-10-30
CIK 8858

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended October 3, 2015

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

As of October 22, 2015, the total number of shares outstanding of the registrant’s Common Stock was 132,007,717 shares, net of treasury shares.

AVNET, INC. AND SUBSIDIARIES

PART I

FINANCIAL INFORMATION

Item 1.Financial Statements

AVNET, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(Unaudited)

	October 3,	June 27,
	2015	2015
	(Thousands, except share
	amounts)
ASSETS
Current assets:
Cash and cash equivalents	$824,695	$932,553
Receivables, less allowances of $76,376 and $80,721, respectively	4,903,250	5,054,307
Inventories	2,805,012	2,482,183
Prepaid and other current assets	181,566	173,030
Total current assets	8,714,523	8,642,073
Property, plant and equipment, net	579,471	568,779
Goodwill	1,266,337	1,278,756
Intangible assets, net	90,906	99,731
Other assets	213,219	210,614
Total assets	$10,864,456	$10,799,953
LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Short-term debt	$1,036,413	$331,115
Accounts payable	3,339,844	3,338,052
Accrued expenses and other	583,998	603,129
Total current liabilities	4,960,255	4,272,296
Long-term debt	1,075,752	1,646,501
Other liabilities	197,178	196,135
Total liabilities	6,233,185	6,114,932
Commitments and contingencies (Note 6)
Shareholders’ equity:
Common stock $1.00 par; authorized 300,000,000 shares; issued 132,174,142 shares and 135,496,472 shares, respectively	132,174	135,496
Additional paid-in capital	1,430,044	1,408,422
Retained earnings	3,548,669	3,582,599
Accumulated other comprehensive loss	(479,219)	(441,038)
Treasury stock at cost, 30,473 shares and 31,901 shares, respectively	(397)	(458)
Total shareholders’ equity	4,631,271	4,685,021
Total liabilities and shareholders’ equity	$10,864,456	$10,799,953

See notes to consolidated financial statements.

AVNET, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

	First Quarters Ended
	October 3,	September 27,
	2015	2014
	(Thousands, except per share amounts)
Sales	$6,969,694	$6,839,587
Cost of sales	6,178,218	6,044,124
Gross profit	791,476	795,463
Selling, general and administrative expenses	558,556	583,946
Restructuring, integration and other expenses	25,958	18,320
Operating income	206,962	193,197
Other expense, net	(5,854)	(1,493)
Interest expense	(23,602)	(23,400)
Income before income taxes	177,506	168,304
Income tax expense	47,252	40,358
Net income	$130,254	$127,946
Earnings per share:
Basic	$0.97	$0.93
Diluted	$0.96	$0.91
Shares used to compute earnings per share:
Basic	133,783	138,309
Diluted	136,326	140,850
Cash dividends paid per common share	$0.17	$0.16

See notes to consolidated financial statements.

AVNET, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(Unaudited)

	First Quarters Ended
	October 3,	September 27,
	2015	2014
	(Thousands)
Net income	$130,254	$127,946
Other comprehensive (loss) income, net of tax:
Foreign currency translation adjustments and other	(40,248)	(205,732)
Pension adjustments, net	2,067	1,784
Total comprehensive income (loss)	$92,073	$(76,002)

See notes to consolidated financial statements.

AVNET, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	First Quarters Ended
	October 3,	September 27,
	2015	2014
	(Thousands)
Cash flows from operating activities:
Net income	$130,254	$127,946
Non-cash and other reconciling items:
Depreciation	23,683	23,134
Amortization	6,929	11,557
Deferred income taxes	3,381	10,290
Stock-based compensation	24,350	21,698
Other, net	16,492	17,715
Changes in (net of effects from businesses acquired):
Receivables	105,249	41,525
Inventories	(324,513)	(165,851)
Accounts payable	18,135	(28,836)
Accrued expenses and other, net	(37,701)	(99,833)
Net cash flows used for operating activities	(33,741)	(40,655)
Cash flows from financing activities:
Repayment of notes	(250,000)	—
(Repayments) borrowings under accounts receivable securitization program, net	(33,000)	60,000
Borrowings (repayments) of bank and revolving debt, net	418,551	(41,955)
Repurchases of common stock (Note 9)	(143,725)	(12,264)
Dividends paid on common stock	(22,612)	(22,116)
Other, net	(2,503)	(2,053)
Net cash flows used for financing activities	(33,289)	(18,388)
Cash flows from investing activities:
Purchases of property, plant and equipment	(31,993)	(36,580)
Other, net	(39)	2,157
Net cash flows used for investing activities	(32,032)	(34,423)
Effect of exchange rate changes on cash and cash equivalents	(8,796)	(21,134)
Cash and cash equivalents:
— (decrease)	(107,858)	(114,600)
— at beginning of period	932,553	928,971
— at end of period	$824,695	$814,371

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

Interim results of operations are not necessarily indicative of the results to be expected for the full fiscal year. The information included in this Form 10-Q should be read in conjunction with the consolidated financial statements and accompanying notes included in the Company’s Annual Report on Form 10-K for the fiscal year ended June 27, 2015.

Fiscal year

The Company operates on a “52/53 week” fiscal year, and fiscal 2016 contains 53 weeks compared to fiscal 2015, which contained 52 weeks. As a result, the first quarter of fiscal 2016 ended October 3, 2015 contained 14 weeks compared to the first quarter of fiscal 2015 ended September 27, 2014, which contained 13 weeks.

New accounting pronouncements

In May 2014, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update No. 2014-09, Revenue from Contracts with Customers (“ASU 2014-09”), to supersede nearly all existing revenue recognition guidance under GAAP. The core principles of ASU 2014-09 are to recognize revenues when promised goods or services are transferred to customers in an amount that reflects the consideration that is expected to be received for those goods or services. Application of the requirements of ASU 2014-09 may require more judgment and estimates within the revenue recognition process compared to existing GAAP. In July 2015, the FASB approved a one-year delay in the effective date of ASU 2014-09, which makes the effective date for the Company the first quarter of fiscal 2019. The Company may adopt the requirements of ASU 2014-09 using either of two acceptable adoption methods: (i) retrospective adoption to each prior reporting period presented with the option to elect certain practical expedients as defined within ASU 2014-09; or (ii) adoption with the cumulative effect of initially applying ASU 2014-09 recognized at the date of initial application and providing certain additional disclosures as defined within ASU 2014-09. The Company is currently evaluating the impact of the future adoption of ASU 2014-09 on its consolidated financial statements, including the method of adoption to be used.

Recently adopted accounting pronouncements

In September 2015, the FASB issued Accounting Standards Update 2015-16, Business Combinations (Topic 805): Simplifying the Accounting for Measurement-Period Adjustments. The update requires than an acquirer recognize adjustments to provisional amounts that are identified during the measurement period in the reporting period in which the adjustment amounts are determined, including the cumulative effect of the change in provisional amount as if the accounting had been completed at the acquisition date. The Company early adopted this update during the three months ended October 3, 2015, with no impact to its consolidated financial statements.

During the three months ended October 3, 2015, there have been no additional new accounting pronouncements that are expected to significantly impact the Company’s consolidated financial statements.

AVNET, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

2. Acquisitions and divestitures

There were no acquisitions in the first quarter of fiscal 2016 or during fiscal 2015.

3. Goodwill and intangible assets

Goodwill

The following table presents the change in goodwill by reportable segment for the three months ended October 3, 2015. All of the accumulated impairment was recognized in fiscal 2009.

	Electronics	Technology
	Marketing	Solutions	Total
	(Thousands)
Gross goodwill	$1,684,216	$974,274	$2,658,490
Accumulated impairment	(1,045,110)	(334,624)	(1,379,734)
Carrying value at June 27, 2015	639,106	639,650	1,278,756
Adjustments	—	—	—
Foreign currency translation	(7,106)	(5,313)	(12,419)
Carrying value at October 3, 2015	$632,000	$634,337	$1,266,337
Gross goodwill	$1,677,110	$968,961	$2,646,071
Accumulated impairment	(1,045,110)	(334,624)	(1,379,734)
Carrying value at October 3, 2015	$632,000	$634,337	$1,266,337

Intangible Assets

The following table presents the Company’s acquired intangible assets at October 3, 2015, and June 27, 2015, respectively. These intangible assets have a weighted average remaining useful life of approximately 5 years.

	October 3, 2015			June 27, 2015
	Acquired	Accumulated	Net Book	Acquired	Accumulated	Net Book
	Amount	Amortization	Value	Amount	Amortization	Value
	(Thousands)
Customer related	$268,390	$(191,922)	$76,468	$276,921	$(190,593)	$86,328
Trade name	4,834	(1,336)	3,498	6,240	(3,792)	2,448
Other	12,293	(1,353)	10,940	12,309	(1,354)	10,955
	$285,517	$(194,611)	$90,906	$295,470	$(195,739)	$99,731

AVNET, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

Intangible asset amortization expense was $6.9 million and $11.6 million for the first quarters of fiscal 2016 and 2015, respectively. The following table presents the estimated future amortization expense for the remainder of fiscal 2016, the next five fiscal years and thereafter (in thousands):

Fiscal Year
Remainder of fiscal 2016	20,883
2017	23,207
2018	14,949
2019	11,387
2020	9,595
2021	6,377
Thereafter	4,508
Total	$90,906

4. Debt

Short-term debt consists of the following (in thousands):

	October 3, 2015	June 27, 2015	October 3, 2015	June 27, 2015
	Interest Rate		Carrying Balance
Bank credit facilities and other	3.81%	5.54%	$119,413	$81,115
Accounts receivable securitization program	0.59%	—	617,000	—
Notes due September 1, 2015	—	6.00%	—	250,000
Notes due September 15, 2016	6.63%	—	300,000	—
Short-term debt			$1,036,413	$331,115

Bank credit facilities and other consists of various committed and uncommitted lines of credit and other forms of bank debt with financial institutions utilized primarily to support the working capital requirements of the Company including its foreign operations.

In August 2014, the Company amended and extended its accounts receivable securitization program (the “Program”) with a group of financial institutions to allow the Company to transfer, on an ongoing revolving basis, an undivided interest in a designated pool of accounts receivable, to provide security or collateral for borrowings up to a maximum of $900.0 million. The Program does not qualify for off balance sheet accounting treatment and, as a result, any borrowings under the Program are recorded as debt on the consolidated balance sheets. Under the Program, the Company legally sells and isolates certain U.S. trade receivables into a wholly owned and consolidated bankruptcy remote special purpose entity. Such receivables, which are recorded within “Receivables” in the consolidated balance sheets, totaled $1.40 billion and $1.41 billion at October 3, 2015, and June 27, 2015, respectively. The Program contains certain covenants relating to the quality of the receivables sold. The Program also requires the Company to maintain certain minimum interest coverage and leverage ratios, which the Company was in compliance with as of October 3, 2015, and June 27, 2015. The Program has a two-year term that expires in August 2016 and as a result is considered short-term debt as of October 3, 2015. Interest on borrowings is calculated using a base rate or a commercial paper rate plus a spread of 0.38%. The facility fee is 0.38%.

In September 2015, the Company redeemed the $250.0 million of outstanding 6.00% Notes due September 1, 2015, upon their maturity.

AVNET, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

Long-term debt consists of the following (in thousands):

	October 3, 2015	June 27, 2015	October 3, 2015	June 27, 2015
	Interest Rate		Carrying Balance
Revolving credit facilities:
Accounts receivable securitization program	—	0.59%	$—	$650,000
Credit Facility	1.45%	1.45%	429,546	50,000
Notes due:
September 15, 2016	—	6.63%	—	300,000
June 15, 2020	5.88%	5.88%	300,000	300,000
December 1, 2022	4.88%	4.88%	350,000	350,000
Other long-term debt	2.04%	2.06%	1,778	1,828
Long-term debt before discount			1,081,324	1,651,828
Discount and debt issuance costs			(5,572)	(5,327)
Long-term debt			$1,075,752	$1,646,501

The Company has a five-year $1.25 billion senior unsecured revolving credit facility (the “Credit Facility”) with a syndicate of banks, consisting of revolving credit facilities and the issuance of up to $150.0 million of letters of credit, which expires in July 2019. Subject to certain conditions, the Credit Facility may be increased up to $1.5 billion. Under the Credit Facility, the Company may select from various interest rate options, currencies and maturities. The Credit Facility contains certain covenants including various limitations on debt incurrence, share repurchases, dividends, investments and capital expenditures. The Credit Facility also includes financial covenants requiring the Company to maintain minimum interest coverage and leverage ratios, which the Company was in compliance with as of October 3, 2015 and June 27, 2015. At October 3, 2015 and June 27, 2015, there were $1.9 million and $1.9 million, respectively, in letters of credit issued under the Credit Facility.

At October 3, 2015, the carrying value and fair value of the Company’s total debt was $2.11 billion and $2.18 billion, respectively. At June 27, 2015, the carrying value and fair value of the Company's total debt was $1.98 billion and $2.04 billion, respectively. Fair value was estimated primarily based upon quoted market prices.

5. Derivative financial instruments

Many of the Company’s subsidiaries purchase and sell products in currencies other than their functional currencies. This subjects the Company to the risks associated with fluctuations in foreign currency exchange rates. The Company reduces this risk by utilizing natural hedging (i.e., offsetting receivables and payables in the same foreign currency) as well as by creating offsetting positions through the use of derivative financial instruments, primarily forward foreign exchange contracts typically with maturities of less than sixty days (“economic hedges”). The Company continues to have exposure to foreign currency risks to the extent they are not hedged. The Company adjusts any economic hedges to fair value through the consolidated statements of operations primarily within “other income (expense), net.” Therefore, the changes in valuation of the underlying items being economically hedged are offset by the changes in fair value of the forward foreign exchange contracts. The fair value of forward foreign exchange contracts, which are based upon Level 2 criteria under the ASC 820 fair value hierarchy, are classified in the captions “other current assets” or “accrued expenses and other,” as applicable, in the accompanying consolidated balance sheets as of October 3, 2015, and June 27, 2015 and were not material. The Company’s master netting and other similar arrangements with various financial institutions related to derivative financial instruments allow for the right of offset. Avnet’s policy is to present derivative financial instruments with the same counterparty as either a net asset or liability when the right of offset exists. The Company did not have material net gains or losses related to forward foreign exchange contracts in the first quarters of fiscal 2016 and 2015, which are recorded as a component of “other expense, net” in the consolidated statements of operations.

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

As of October 3, 2015, and June 27, 2015, the Company has aggregate estimated liabilities of $21.3 million and $17.2 million, respectively, classified within accrued expenses and other for such compliance-related matters that were reasonably estimable as of such dates. Of this amount, $10.0 million relates to a contingent liability for potential unpaid import duties associated with the acquisition of Bell Microproducts Inc. for estimated duties, interest and penalties that may be imposed from an ongoing compliance audit by Customs and Border Protection.

7. Income taxes

The Company’s effective tax rate on its income before income taxes was 26.6% in the first quarter of fiscal 2016 as compared with 24.0% in the first quarter of fiscal 2015. During the first quarter of fiscal 2016, the Company's effective tax rate was favorably impacted primarily by the mix of income in lower tax rate jurisdictions.

During the first quarter of fiscal 2015, the Company's effective tax rate was favorably impacted by the mix of income in lower tax jurisdictions and the release of reserves, primarily related to the formal deregistration of a foreign branch.

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

The Company continues to evaluate the need for the valuation allowances previously established against its deferred tax assets and will adjust valuation allowances as appropriate, which, if reduced, could result in a significant decrease to the effective tax rate in the period of the adjustment.

AVNET, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

8. Pension plan

The Company has a noncontributory defined benefit pension plan (the “Plan”) for which the components of net periodic pension costs during the first quarters ended October 3, 2015, and September 27, 2014 were as follows:

	First Quarters Ended
	October 3,	September 27,
	2015	2014
	(Thousands)
Service cost	$10,486	$9,873
Interest cost	5,328	4,449
Expected return on plan assets	(10,071)	(9,055)
Recognized net actuarial loss	3,183	3,251
Amortization of prior service credits	(393)	(393)
Net periodic pension cost	$8,533	$8,125

The Company made contributions to the Plan of $10.0 million during the first quarter of fiscal 2016. The Company expects to make an additional contribution to the Plan of $10.0 million in each of the remaining three quarters of fiscal 2016.

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

Amounts reclassified out of accumulated other comprehensive (loss) income, net of tax, to operating expenses during the first quarters of fiscal 2016 and fiscal 2015 were not material and substantially all related to net periodic pension costs including recognition of actuarial losses and amortization of prior service credits.

9. Shareholders' equity

Share repurchase program

In August 2015, the Company’s Board of Directors authorized a $250.0 million increase in the Company’s existing share repurchase program. With this increase, the Company may repurchase up to $1.25 billion of common stock in the open market or through privately negotiated transactions. The timing and actual number of shares purchased will depend on a variety of factors such as share price, corporate and regulatory requirements, and prevailing market conditions. During the first quarter of fiscal 2016, the Company repurchased 3.5 million shares under this program at an average market price of $41.17 per share for a total cost of $145.1 million. Since the beginning of the repurchase program through the end of the first quarter of fiscal 2016, the Company has repurchased 25.6 million shares at an aggregate cost of $842.6 million, and $407.4 million remains available for future repurchases.

Common stock dividend

In August 2015, the Company's Board of Directors approved a dividend of $0.17 per common share and dividend payments of $22.6 million were made in September 2015.

AVNET, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

10. Earnings per share

	First Quarters Ended
	October 3,	September 27,
	2015	2014
	(Thousands, except per share data)
Numerator:
Net income	$130,254	$127,946
Denominator:
Weighted average common shares for basic earnings per share	133,783	138,309
Net effect of dilutive stock options, restricted stock units and performance share units	2,543	2,541
Weighted average common shares for diluted earnings per share	136,326	140,850
Basic earnings per share	$0.97	$0.93
Diluted earnings per share	$0.96	$0.91
Stock options excluded from earnings per share calculation due to anti-dilutive effect	422	—

11. Additional cash flow information

Interest and income taxes paid in the three months ended October 3, 2015, and September 27, 2014 were as follows:

	Three Months Ended
	October 3,	September 27,
	2015	2014
	(Thousands)
Interest	$24,205	$23,354
Income taxes	$10,143	$28,194

The Company includes book overdrafts as part of accounts payable on its consolidated balance sheets and reflects changes in such balances as part of cash flows from operating activities in its consolidated statements of cash flows.

Non-cash investing activities related to purchases of property, plant and equipment that have been accrued, but not paid for, were $18.7 million and $25.0 million as of October 3, 2015, and September 27, 2014, respectively.

Included in cash and cash equivalents as of October 3, 2015, was $62.1 million of cash equivalents, which was primarily comprised of overnight time deposits whose fair value was determined using Level 1 measurements under the ASC 820 fair value hierarchy.

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

	First Quarters Ended
	October 3,	September 27,
	2015	2014
	(Thousands)
Sales:
Electronics Marketing	$4,471,402	$4,374,095
Technology Solutions	2,498,292	2,465,492
	$6,969,694	$6,839,587
Operating income (expense):
Electronics Marketing	$213,031	$202,711
Technology Solutions	74,538	62,390
Corporate	(47,158)	(41,376)
	240,411	223,725
Restructuring, integration and other expenses (Note 13)	(25,958)	(18,320)
Amortization of acquired intangible assets and other	(7,491)	(12,208)
	$206,962	$193,197
Sales, by geographic area:
Americas (1)	$2,773,943	$2,647,122
EMEA (2)	2,015,219	1,975,379
Asia/Pacific (3)	2,180,532	2,217,086
	$6,969,694	$6,839,587

(1)Includes sales from the United States of $2.52 billion and $2.37 billion for the quarters ended October 3, 2015, and September 27, 2014, respectively.

(2)Includes sales from Germany and the United Kingdom of $800.6 million and $340.6 million, respectively, for the quarter ended October 3, 2015. Includes sales from Germany and the United Kingdom of $744.3 million and $360.5 million, respectively, for the quarter ended September 27, 2014.

(3)Includes sales from China (including Hong Kong) and Taiwan of $714.5 million and $822.1 million, respectively, for the quarter ended October 3, 2015. Includes sales from China (including Hong Kong) and Taiwan of $738.0 million and $808.7 million, respectively, for the quarter ended September 27, 2014.

AVNET, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

	October 3,	June 27,
	2015	2015
	(Thousands)
Assets:
Electronics Marketing	$6,670,857	$6,497,714
Technology Solutions	3,612,419	3,608,953
Corporate	581,180	693,286
	$10,864,456	$10,799,953
Property, plant, and equipment, net, by geographic area:
Americas (1)	$369,512	$358,063
EMEA (2)	180,905	182,311
Asia/Pacific	29,054	28,405
	$579,471	$568,779

(1)Includes property, plant and equipment, net, of $362.1 million and $352.2 million as of October 3, 2015, and June 27, 2015, respectively, in the United States.

(2)Includes property, plant and equipment, net, of $74.2 million and $74.0 million in Germany and Belgium, respectively, as of October 3, 2015, and $74.2 million and $74.7 million in Germany and Belgium, respectively, as of June 27, 2015.

13. Restructuring, integration and other expenses

Fiscal 2016

During the first quarter of fiscal 2016, the Company took certain actions in an effort to reduce future operating expenses, including the continuation of the restructuring activities started in the fourth quarter of fiscal 2015. In addition, the Company incurred integration and other costs primarily associated with the integration of certain global and regional businesses and the closure or divestiture of certain businesses. The following table presents the restructuring, integration and other expenses recorded during the first quarter of fiscal 2016:

Quarter Ended
October 3, 2015
(Thousands, except per share data)
Restructuring expenses	$14,526
Integration costs	1,511
Other costs	11,181
Changes in estimates for prior year restructuring liabilities	(1,260)
Restructuring, integration and other expenses before tax	$25,958
Restructuring, integration and other expenses after tax	$17,125
Restructuring, integration and other expenses per share on a diluted basis	$0.12

AVNET, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

The activity related to the restructuring liabilities established and other associated expenses incurred during fiscal 2016 is presented in the following table:

		Facility	Asset
	Severance	Exit Costs	Impairments	Other	Total
	(Thousands)
Fiscal 2016 restructuring expenses	$10,003	$3,740	$538	$245	$14,526
Cash payments	(5,254)	(632)	—	(68)	(5,954)
Non-cash amounts	—	479	(538)	—	(59)
Other, principally foreign currency translation	(16)	(2)	—	12	(6)
Balance at October 3, 2015	$4,733	$3,585	$—	$189	$8,507

Severance expense recorded in the first quarter of fiscal 2016 related to the reduction of over 250 employees, primarily in operations, sales and business support functions, in connection with cost reduction actions taken in both operating groups including the initiation of a voluntary retirement program in the United States. Facility exit costs primarily consist of liabilities for remaining lease obligations for exited facilities. Asset impairments relate to the impairment of property, plant and equipment as a result of the underlying restructuring actions taken in fiscal 2016. Other restructuring costs related primarily to other miscellaneous restructuring and exit costs. Of the $14.5 million in restructuring expenses recorded during the first quarter of fiscal 2016, $4.2 million related to EM and $10.3 million related to TS. As of October 3, 2015, the Company expects the majority of the remaining severance and facility exit costs to be paid by the end of fiscal 2016.

Integration costs are primarily related to the integration of acquired businesses, integration of regional and global business units and incremental costs incurred as part of the consolidation, relocation and closure of warehouse and office facilities. Integration costs include consulting costs for information technology system and business operation integration assistance, facility moving costs, legal fees, travel, meeting, marketing and communication costs that are incrementally incurred as a result of such integration activities. Also included in integration costs are incremental salary costs specific to integration, consolidation and closure activities. Other costs consists primarily of professional fees incurred for acquisitions, additional costs incurred for businesses divested or closed in current or prior periods, any ongoing facilities operating costs associated with the consolidation, relocation and closure of facilities once such facilities have been vacated or substantially vacated, and other miscellaneous costs that relate to restructuring, integration and other expenses. Included in other costs during the first quarter of fiscal 2016 was $4.3 million of expense associated with a liability established for Avnet’s estimated environmental remediation obligations related to legacy manufacturing operations that were divested several decades ago. The remaining, integration and other costs in the first quarter of fiscal 2016 were comprised of many different costs, none of which were individually material.

AVNET, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

Fiscal 2015

During fiscal 2015, the Company incurred restructuring expenses related to various restructuring actions intended to achieve planned synergies from acquired businesses and to reduce future operating expenses. The following table presents the activity during the first three months of fiscal 2016 related to the remaining restructuring liabilities established during fiscal 2015:

		Facility
	Severance	Exit Costs	Other	Total
	(Thousands)
Balance at June 27, 2015	$11,256	$3,210	$—	$14,466
Cash payments	(3,785)	(454)	—	(4,239)
Changes in estimates, net	(1,423)	(29)	—	(1,452)
Non-cash amounts	—	—	—	—
Other, principally foreign currency translation	2,850	(22)	—	2,828
Balance at October 3, 2015	$8,898	$2,705	$—	$11,603

As of October 3, 2015, the Company expects the majority of the remaining severance and facility exit cost liabilities to be paid by the end of fiscal 2016.

Fiscal 2014 and prior

As of June 27, 2015, there were $11.8 million of restructuring liabilities remaining related to restructuring actions taken in fiscal years 2014 and prior, the majority of which relates to facility exit costs. The remaining balance for such historical restructuring actions as of October 3, 2015, was $8.3 million, which is expected to be paid by the end of fiscal 2016.

Item 2.Management’s Discussion and Analysis of Financial Condition and Results of Operations

For a description of the Company’s critical accounting policies and an understanding of the significant factors that influenced the Company’s performance during the quarter ended October 3, 2015, this Management’s Discussion and Analysis of Financial Condition and Results of Operations (“MD&A”) should be read in conjunction with the consolidated financial statements, including the related notes, appearing in Item 1 of this Report, as well as the Company’s Annual Report on Form 10-K for the fiscal year ended June 27, 2015. The Company operates on a “52/53 week” fiscal year and fiscal 2016 contains 53 weeks compared to 52 weeks in fiscal 2015. As a result, the first quarter of fiscal 2016 ended October 3, 2015, contained 14 weeks and the first quarter of fiscal 2015 ended September 27, 2014 contained 13 weeks. This extra week in the first quarter of fiscal 2016 impacts the year-over-year analysis in this MD&A.

There are references to the impact of foreign currency translation in the discussion of the Company’s results of operations. When the U.S. Dollar strengthens and the stronger exchange rates of the current year are used to translate the results of operations of Avnet’s subsidiaries denominated in foreign currencies, the resulting impact is a decrease in U.S. Dollars of reported results. Conversely, when the U.S. Dollar weakens and the weaker exchange rates of the current year are used to translate the results of operations of Avnet’s subsidiaries denominated in foreign currencies, the resulting impact is an increase in U.S. Dollars of reported results. In the discussion that follows, results excluding this impact, primarily for subsidiaries in Europe, the Middle East and Africa (“EMEA”), are referred to as “excluding the translation impact of changes in foreign currency exchange rates” or “constant currency.”

In addition to disclosing financial results that are determined in accordance with generally accepted accounting principles in the U.S. (“GAAP”), the Company also discloses certain non-GAAP financial information, including:

•

Sales, income or expense items excluding the translation impact of changes in foreign currency exchange rates by adjusting the exchange rates used in current periods to be consistent with the exchange rates in effect during prior comparable year-over-year periods, as discussed above.

•

Sales adjusted for certain items that impact the year-over-year analysis, which includes the impact of acquisitions or divestitures by adjusting Avnet’s prior periods to include the sales of acquired businesses or exclude the sales of divested businesses as if the acquisitions or divestitures had occurred at the beginning of the earliest period presented. In addition, fiscal 2016 sales are adjusted for the estimated impact of the extra week of sales in the first quarter of fiscal 2016 due to it being a 14-week quarter, as discussed above. Sales taking into account these adjustments are referred to as “organic sales.”

•

Operating income excluding (i) restructuring, integration and other expenses (see Restructuring, Integration and Other Expenses in this MD&A) and (ii) amortization of acquired intangible assets and other. Operating income excluding such amounts is referred to as “adjusted operating income.”

The reconciliation of operating income to adjusted operating income is presented in the following table:

	First Quarters Ended
	October 3,	September 27,
	2015	2014
	(Thousands)
Operating income	$206,962	$193,197
Restructuring, integration and other expenses	25,958	18,320
Amortization of acquired intangible assets and other	7,491	12,208
Adjusted operating income	$240,411	$223,725

Management believes that providing this additional information is useful to financial statement readers to better assess and understand operating performance, especially when comparing results with prior periods or forecasting performance for future periods, primarily because management typically monitors the business both including and excluding these adjustments to GAAP results. Management also uses these non-GAAP measures to establish operational goals and, in many cases, for measuring performance for compensation purposes. However, any analysis of results on a non-GAAP basis should be used as a complement to, and in conjunction with, results presented in accordance with GAAP.

OVERVIEW

Organization

Avnet, Inc., incorporated in New York in 1955, together with its consolidated subsidiaries (the “Company” or “Avnet”), is a global value-added distributor of electronic components, enterprise computer and storage products, IT solutions and services and embedded subsystems. Avnet creates a vital link in the technology supply chain that connects the world’s leading electronic component and computer product manufacturers and software developers with a global customer base of original equipment manufacturers, electronic manufacturing services providers, original design manufacturers, systems integrators, independent software vendors and value-added resellers. Avnet distributes electronic components, computer products and software, as received from its suppliers or through a customized solution, and offers assembly and other value-added services. In addition, Avnet provides engineering design, materials management and logistics services, system integration and configuration and supply chain services customized to meet specific requirements of both customers and suppliers.

Avnet’s two operating groups, — EM and TS, have operations in each of the three major economic regions of the world: the Americas; EMEA; and Asia/Pacific, consisting of Asia, Australia and New Zealand (“Asia”). A summary of each operating group is provided in Note 12, “Segment information” to the Company's consolidated financial statements included in this Quarterly Report on Form 10-Q.

Results of Operations

Executive Summary

Sales for the first quarter of fiscal 2016 were $6.97  billion, as compared to the first quarter of fiscal 2015 sales of $6.84 billion. Sales increased 8.4% year over year in constant currency primarily due to the impact of an extra week of sales in the first quarter of fiscal 2016. EM and TS sales in constant currency increased 8.7%  and 7.8%  year over year, respectively, primarily due to sales growth in EMEA and from the benefit of the extra week of sales in the first quarter of fiscal 2016. The increase in year-over-year reported sales of $130.1 million was primarily the result of a $97.3 million increase at EM and a $32.8 million increase at TS.

Gross profit margin of 11.4% decreased 27 basis points compared to the first quarter of fiscal 2015 as a result of gross profit margin declines at both EM and TS.

Operating income margin was 3.0% in the first quarter of fiscal 2016 as compared with 2.8% in the first quarter of fiscal 2015. Excluding restructuring, integration and other expenses, as well as amortization expense from acquired intangible assets from both periods, adjusted operating income margin was 3.5% in the first quarter of fiscal 2016 as compared to 3.3% in the first quarter of fiscal 2015 resulting from improvements at both EM and TS. EM operating income margin increased 13 basis points year over year to 4.8%. The increase in EM operating income margin was primarily due to an increase in sales and reductions in operating expenses from the impact of restructuring actions, partially offset by a decrease in gross profit margin. TS operating income margin increased 45 basis points year over year to 3.0% primarily due to an increase in sales and the impact of restructuring actions, partially offset by a decrease in gross profit margin.

During the first quarter of fiscal 2016, the Company used $33.7 million of cash for operating activities compared to $40.7 million used for operating activities in the first quarter of 2015.

Sales

The following table presents the reconciliation of reported sales to organic sales for the first quarter of fiscal 2016.

		Estimated
	As	Extra Week in
Q1 Fiscal 2016	Reported	Fiscal 2016 (1)	Organic Sales
	(Dollars in thousands)
Avnet, Inc.	$6,969,694	$(525,000)	$6,444,694
EM	4,471,402	(300,000)	4,171,402
TS	2,498,292	(225,000)	2,273,292
EM
Americas	$1,265,208	$(82,000)	$1,183,208
EMEA	1,326,436	(92,000)	1,234,436
Asia	1,879,758	(126,000)	1,753,758
TS
Americas	$1,508,735	$(137,000)	$1,371,735
EMEA	688,783	(65,000)	623,783
Asia	300,774	(23,000)	277,774

(1)The impact of the additional week of sales in the first quarter of fiscal 2016 is estimated.

The table below provides the year-over-year comparison of reported first quarter sales for Avnet and the EM and TS operating groups to organic sales to allow readers to better understand and assess the Company's sales performance by operating group and region.

			Sales			Organic
			As Reported			Sales
	Sales	Sales	Year-Year %	Organic	Organic	Year-Year %
	As Reported	As Reported	Change in	Sales	Sales	Change in
	Q1-Fiscal	Year-Year	Constant	Q1-Fiscal	Year-Year	Constant
	2016	% Change	Currency	2016	% Change	Currency
	(Dollars in thousands)
Avnet, Inc.	$6,969,694	1.9%	8.4%	$6,444,694	(5.8)%	0.7%
EM	4,471,402	2.2	8.7	4,171,402	(4.6)	1.8
TS	2,498,292	1.3	7.8	2,273,292	(7.8)	(1.4)
EM
Americas	$1,265,208	4.2%	—	$1,183,208	(2.5)%	—
EMEA	1,326,436	1.8	20.8%	1,234,436	(5.2)	13.8%
Asia/Pacific	1,879,758	1.2	—	1,753,758	(5.6)	—
TS
Americas	$1,508,735	5.3%	—	$1,371,735	(4.3)%	—
EMEA	688,783	2.4	16.1%	623,783	(7.3)	6.4%
Asia/Pacific	300,774	(16.3)	—	277,774	(22.7)	—

Avnet sales for the first quarter of fiscal 2016 were $6.97 billion, an increase of 1.9%, or $130.1 million, from the first quarter of fiscal 2015 sales of $6.84 billion with both EM and TS contributing toward this growth. The increase was primarily from the benefit of an additional week of sales partially offset by the strengthening of the U.S. Dollar year over year. Avnet sales in constant currency increased 8.4% year over year. Avnet organic sales in constant currency increased approximately 1.0% year over year.

EM sales of $4.47 billion in the first quarter of fiscal 2016 increased 2.2% from the first quarter of fiscal 2015 sales of $4.37 billion. EM sales in constant currency increased 8.7%  year over year. EM organic sales in constant currency increased 1.8% year over year. On a regional basis, sales in constant currency increased 20.8% in EMEA primarily due to sales growth in the region and to a lesser extent due to the benefit of the extra week in sales. Sales also increased 4.2% in the Americas and 1.2% in Asia year over year primarily due to the benefit of the extra week of sales.

TS sales of $2.50 billion in the first quarter of fiscal 2016 increased 1.3% from the first quarter of fiscal 2015 sales of $2.47 billion. TS sales in constant currency increased 7.8% year over year. TS organic sales in constant currency declined 1.4%. On a regional basis, sales in constant currency increased 16.1% in EMEA, primarily driven by the benefit of an extra week of sales and from organic sales growth in the region. Sales in the Americas increased 5.3% primarily as a result of an extra week of sales. These increases were partially offset by a 16.3% decline in Asia primarily related to sales declines in the computing components business and due to the strengthening U.S. Dollar year over year. At a product level, year-over-year growth in networking and security, software, and services was offset by a decline in computing components.

Gross Profit and Gross Profit Margins

Avnet gross profit for the first quarter of fiscal 2016 was $791.5 million, a decrease of $4.0 million, or 0.5%, from the first quarter of fiscal 2015 gross profit of $795.5 million, primarily due to a decline in gross profit margin, partially offset by the increase in sales as described further above. Avnet gross profit margin of 11.4% decreased 27 basis points from the first quarter of fiscal 2015. EM gross profit margin decreased year over year primarily as a result of declines in EMEA and Asia, which had a higher mix of high volume supply chain engagements compared to the year ago quarter. TS gross profit margin decreased year over year primarily as a result of declines in EMEA and the Americas, partially offset by an increase in Asia.

Selling, General and Administrative Expenses

Selling, general and administrative expenses (“SG&A expenses”) were $558.6 million in the first quarter of fiscal 2016, a decrease of $25.4 million, or 4.3%, from the first quarter of fiscal 2015, primarily due to the impact of changes in foreign currency exchange rates between the periods. The remaining decrease was due to net decreases in SG&A expenses resulting from the realization of cost savings from prior restructuring actions, partially offset by increases in SG&A expenses to fund organic growth and due to an additional week of operating expenses in the first quarter of fiscal 2016.

Metrics that management monitors with respect to its operating expenses are SG&A expenses as a percentage of sales and as a percentage of gross profit. In the first quarter of fiscal 2016, SG&A expenses as a percentage of sales were 8.0% and as a percentage of gross profit were 70.6% as compared with 8.5% and 73.4%, respectively, in the first quarter of fiscal 2015. SG&A expense as a percentage of gross profit at EM and TS decreased approximately 200 and 500 basis points year over year, respectively, primarily as a result of sales growth and savings realized from prior year restructuring actions, partially offset by a decrease in gross profit margin.

Restructuring, Integration and Other Expenses

During the first quarter of fiscal 2016, the Company incurred restructuring expenses related to certain actions intended to reduce future operating expenses. In addition, the Company incurred integration and other costs primarily associated with the integration of certain global and regional businesses and the closure or divestiture of certain businesses. As a result, the Company recorded restructuring, integration and other expenses of  $26.0 million during the first quarter of fiscal 2016. The Company recorded $14.5 million of restructuring costs and expects to realize approximately $18.0 million in incremental annualized operating cost savings once such restructuring actions are completed. The incremental annualized cost savings are expected to benefit EM by approximately $6.0 million and TS by approximately $12.0 million. The Company expects to incur additional restructuring expenses of approximately $15.0 million through the end of fiscal 2016 related to the restructuring actions initiated in the first quarter of fiscal 2016 in order to achieve the annualized cost savings. The Company also incurred integration costs of $1.5 million, other costs of $11.2 million and a reversal of $1.3 million for changes in estimates for costs associated with prior year restructuring actions. The after tax impact of restructuring, integration, and other expenses was $17.1 million and $0.12 per share on a diluted basis for the first quarter of fiscal 2016.

Comparatively, in the first quarter of fiscal 2015, restructuring, integration and other expenses were $18.3 million. The after tax impact of restructuring, integration, and other expenses was $13.2 million and $0.09 per share on a diluted basis.

See Note 13, “Restructuring, integration and other expenses” to the Company's consolidated financial statements included in this Quarterly Report on Form 10-Q for additional information related to restructuring, integration and other expenses.

Operating Income

During the first quarter of fiscal 2016, the Company generated operating income of $207.0 million, representing a 7.1% increase compared to the first quarter of fiscal 2015 operating income of $193.2 million. Both periods included restructuring, integration and other expenses as described further above. Both periods also included amortization expense and other associated with acquired intangible assets. Excluding these amounts from both periods, adjusted operating income was $240.4 million, or 3.5% of sales, in the first quarter of fiscal 2016 as compared with $223.7 million, or 3.3% of sales, in the first quarter of fiscal 2015. EM operating income of $213.0 million increased 5.1% year over year and operating income margin increased to 4.8% from 4.6%. TS operating income of $74.5 million increased 19.5% year over year and operating income margin increased 45 basis points to 3.0%. The increase in operating income margin at both EM and TS was primarily due to increases in sales and benefits from prior year restructuring actions, partially offset by a decrease in gross profit margin.

Interest Expense and Other Income (Expense), Net

Interest expense in the first quarter of fiscal 2016 was $23.6 million, a decrease of $0.2 million or 0.9%, as compared with interest expense of $23.4 million in the first quarter of fiscal 2015. The decrease was primarily related to the repayment at maturity of the $250.0 million Notes and a corresponding lower average borrowing rate, partially offset by an additional week of interest expense in the first quarter of fiscal 2016.

During the first quarter of fiscal 2016, the Company incurred $5.9 million of other expense as compared with $1.5 million of other expense in the first quarter of fiscal 2015. The increase in other expense in the first quarter of fiscal 2016 is primarily attributable to the strengthening of the U.S. Dollar relative to foreign currencies year over year and the corresponding higher costs incurred to purchase forward foreign currency exchange contracts in order to economically hedge such foreign currency exposures.

Income Tax Expense

The Company’s effective tax rate on its income before income taxes was 26.6% in the first quarter of fiscal 2016 as compared with 24.0% in the first quarter of fiscal 2015. During the first quarter of fiscal 2016, the Company's effective tax rate was favorably impacted primarily by the mix of income in lower tax rate jurisdictions. During the first quarter of fiscal 2015, the Company’s effective tax rate was favorably impacted by the mix of income in lower tax jurisdictions and the release of reserves, primarily related to the formal deregistration of a foreign branch.

See Note 7, “Income taxes” to the Company’s consolidated financial statements included in this Quarterly Report on Form 10-Q for additional information on the Company's effective tax rate.

Net Income

As a result of the factors described in the preceding sections of this MD&A, the Company’s net income for the first quarter of fiscal 2016 was $130.3 million, or $0.96 per share on a diluted basis, as compared with $127.9 million, or $0.91 per share on a diluted basis, in the first quarter of fiscal 2015.

LIQUIDITY AND CAPITAL RESOURCES

Cash Flow

Cash Flow from Operating Activities

During the first quarter of fiscal 2016, the Company used $33.7 million of cash for its operating activities compared to a use of $40.7 million in the first quarter of fiscal 2015. These operating cash flows are comprised of: (i) cash flow generated from net income, adjusted for the impact of non-cash and other items, which includes depreciation and amortization expenses, deferred income taxes, stock-based compensation expense and other non-cash items (including provisions for doubtful accounts and periodic pension costs) and (ii) cash flows used for, or generated from, working capital and other, excluding cash and cash equivalents. Cash used for working capital and other was $238.8 million during the first quarter of fiscal 2016, including increases in inventories of $324.5 million and accounts payable of $18.1 million, partially offset by decreases in accounts receivable of $105.2 million and accrued expenses and other of $37.7 million. Comparatively, cash used for working capital and other was $253.0 million during the first quarter of fiscal 2015, including an increase in inventories of $165.9 million and decreases in accounts payable of $28.8 million and accrued expenses and other of $99.8 million, partially offset by a decrease in accounts receivable of $41.5 million.

Cash Flow from Financing Activities

During the first quarter of fiscal 2016, the Company repaid upon maturity the $250 million of 6.00% Notes due September 2015. Additionally, the Company made net repayments of $33.0 million under the Company's accounts receivable securitization program and received net proceeds of $418.6 million from borrowings of bank and other debt. During the first quarter of fiscal 2016, the Company paid dividends on common stock of $22.6 million and repurchased $143.7 million of common stock.

During the first quarter of fiscal 2015, the Company received net proceeds of $60.0 million under the Company's accounts receivable securitization program and made net repayments of $42.0 million for bank and other debt. During the first quarter of fiscal 2015, the Company paid dividends on common stock of $22.1 million and repurchased $12.3 million of common stock.

Cash Flow from Investing Activities

During the first quarter of fiscal 2016, the Company used $32.0 million for capital expenditures primarily related to information system development costs, computer hardware and software purchases and facilities costs compared to $36.6 million for capital expenditures and $2.2 million for other investing activities in the first quarter of fiscal 2015.

Contractual Obligations

For a detailed description of the Company’s long-term debt and lease commitments for the next five years and thereafter, see Long-Term Contractual Obligations appearing in Item 7 of the Company’s Annual Report on Form 10-K for the fiscal year ended June 27, 2015. With the exception of the Company’s debt transactions discussed herein, there are no material changes to this information outside of normal borrowings and repayments of long-term debt and operating lease payments. The Company does not currently have any material uncancellable commitments for capital expenditures or inventory purchases.

Financing Transactions

See Note 4, “Debt” to the Company’s consolidated financial statements included in this Quarterly Report on Form 10-Q for additional information on financing transactions including the Credit Facility, the Program and the outstanding Notes as of October 3, 2015. The Company was in compliance with all covenants under the Credit Facility and the Program as of October 3, 2015.

The Company has several lines of credit and other forms of bank debt in the U.S. and various foreign locations to fund the short-term working capital, foreign exchange, overdraft and letter of credit needs of its wholly owned subsidiaries primarily in EMEA and Asia. Avnet generally guarantees its subsidiaries’ obligations under such debt facilities.

Liquidity

The Company held cash and cash equivalents of $824.7 million as of October 3, 2015, of which $719.2 million was held outside the United States. As of June 27, 2015, the Company held cash and cash equivalents of $932.6 million, of which $855.8 million was held outside of the United States.

As of the end of the first quarter of fiscal 2016, the Company had a combined total borrowing capacity of $2.15 billion under the Credit Facility and the Program. There were $429.7 million in borrowings outstanding and $1.9 million in letters of credit issued under the Credit Facility and $617.0 million in borrowings outstanding under the Program, resulting in approximately $1.07 billion of total availability as of October 3, 2015. Availability under the Program is subject to the Company having sufficient eligible receivables to support desired borrowings. During the first quarter of fiscal 2016, the Company had an average daily balance outstanding of approximately $205.5 million under the Credit Facility and approximately $729.2 million under the Program. During the first quarter of fiscal 2015, the Company had an average daily balance outstanding of approximately $5.0 million under the Credit Facility and approximately $716.0 million under the Program. The Company expects to use cash on hand, available borrowing capacity or engage in a capital markets transaction in order to repay the $300.0 million of Notes due September 2016. The Company expects to renew or replace the Program on similar terms, subject to market conditions, before its maturity in August 2016.

During periods of weakening demand in the electronic components and enterprise computer solutions industry, the Company typically generates cash from operating activities. Conversely, the Company is more likely to use operating cash flows for working capital requirements during periods of higher growth. During the first quarter of fiscal 2016, the Company used $33.7 million for operating activities. The Company generated $590.8 million from operating activities over the trailing four fiscal quarters ended October 3, 2015.

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

The Company has made, and expects to continue to make, strategic investments through acquisition activity to the extent the investments strengthen Avnet’s competitive position and meet management’s return on capital thresholds. In addition to continuing to make investments in acquisitions, as of October 3, 2015, the Company may repurchase up to an aggregate of $407.4 million of shares of the Company’s common stock through a $1.25 billion share repurchase program approved by the Board of Directors. The Company may repurchase stock from time to time at the discretion of management, subject to strategic considerations, market conditions and other factors. The Company may terminate or limit the share repurchase program at any time without prior notice. The timing and actual number of shares repurchased will depend on a variety of factors such as share price, corporate and regulatory requirements, and prevailing market conditions. Since the beginning of the repurchase program through the end of the first quarter of fiscal 2016, the Company has repurchased 25.6 million shares of stock at an aggregate cost of $842.6 million. Shares repurchased were retired. Additionally, the Company currently expects to pay quarterly cash dividends on shares of its common stock, subject to approval of the Board of Directors. During the first quarter of fiscal 2016, the Board of Directors approved a dividend of $0.17 per share, which resulted in $22.6 million of dividend payments during the quarter.

Recently Issued Accounting Pronouncements

See Note 1, “Basis of presentation and new accounting pronouncements” to the Company's consolidated financial statements included in this Quarterly Report on Form 10-Q for a description of recently issued accounting pronouncements.

Item 3.Quantitative and Qualitative Disclosures About Market Risk

The Company seeks to reduce earnings and cash flow volatility associated with changes in foreign currency exchange rates by entering into financial arrangements that are intended to provide an economic hedge against all or a portion of the risks associated with such volatility. The Company continues to have exposure to such risks to the extent they are not economically hedged.

See Item 7A, Quantitative and Qualitative Disclosures About Market Risk, in the Company’s Annual Report on Form 10-K for the year ended June 27, 2015, for further discussion of market risks associated with foreign currency exchange rates and interest rates. Avnet’s exposure to such risks has not changed materially since June 27, 2015 as the Company continues to economically hedge the majority of its foreign exchange exposures. Thus, any increase or decrease in fair value of the Company’s forward foreign currency exchange contracts is generally offset by an opposite effect on the related hedged position. For interest rate risk, the Company continues to maintain a combination of fixed and variable rate debts to mitigate the exposure to fluctuation in market interest rates.

See Liquidity and Capital Resources — Financing Transactions appearing in Item 2 of this Form 10-Q for further discussion of the Company’s financing transactions and capital structure. As of October 3, 2015, 74% of the Company’s debt bears interest at a fixed rate and 26% of the Company’s debt bears interest at variable rates. Therefore, a hypothetical 1.0% (100 basis points) increase in interest rates would result in a $1.4 million decrease in income before income taxes in the Company’s consolidated statement of operations for the first quarter of fiscal 2016.

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

During the first quarter of fiscal 2016, there were no changes to the Company’s internal control over financial reporting (as defined in Rule 13a-15(f) of the Exchange Act) that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

Pursuant to SEC regulations, including but not limited to Item 103 of Regulation S-K, the Company regularly assesses the status of and developments in pending environmental and other compliance related legal proceedings to determine whether any such proceedings should be identified specifically in this discussion of legal proceedings, and has concluded that no particular pending legal proceeding requires public disclosure. Based on the information known to date, management believes that the Company has appropriately accrued in its consolidated financial statements for its share of the estimable costs of environmental and other compliance related matters.

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

Item 1A.Risk Factors

This Quarterly Report on Form 10-Q (“Quarterly Report”) contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended and Section 21E of the Securities Exchange Act of 1934, as amended, with respect to the financial condition, results of operations and business of the Company. You can find many of these statements by looking for words like “believes,” “plans,” “expects,” “anticipates,” “should,” “will,” “may,” “estimates” or similar expressions in this Quarterly Report or in documents incorporated by reference in this Quarterly Report. These forward-looking statements are subject to numerous assumptions, risks and uncertainties. You should understand that the following important factors, in addition to those discussed elsewhere in this Quarterly Report and in the Company’s Annual Report on Form 10-K for the fiscal year ended June 27, 2015, could affect the Company’s future results of operations, and could cause those results or other outcomes to differ materially from those expressed or implied in the forward-looking statements:

•	the effect of global economic conditions, including the current global economic uncertainty;

•	competitive pressures among distributors of electronic components and computer products;

•	cyclicality in the technology industry, particularly in the semiconductor sector;

•	relationships with key suppliers and allocations of products by suppliers;

•

risks relating to the Company's international sales and operations, including risks relating to the ability to repatriate cash, foreign currency fluctuations, duties and taxes, and compliance with international and U.S. laws;

•	risks relating to acquisitions and investments;

•	adverse effects on the Company's supply chain, shipping costs, third-party service providers, customers and suppliers, including as a result of issues caused by natural and weather-related disasters;

•	risks related to cyber attacks and the Company's information systems;

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

The discussion of Avnet’s business and operations should be read together with the risk factors contained in Item 1A of its Annual Report on Form 10-K for the fiscal year ended June 27, 2015, which describe various risks and uncertainties to which the Company is or may become subject. These risks and uncertainties have the potential to affect Avnet’s business, financial condition, results of operations, cash flows, strategies or prospects in a material and adverse manner. As of October 3, 2015, there have been no material changes to the risk factors set forth in the Company’s Annual Report on Form 10-K for the fiscal year ended June 27, 2015.

Item 2.Unregistered Sales of Equity Securities and Use of Proceeds

In August 2011, the Company’s Board of Directors approved the repurchase of up to $500.0 million of the Company’s common stock through a share repurchase program. During each of August 2012, November 2014 and August 2015, the Board of Directors approved an additional $250.0 million for the share repurchase program. In total, the Company may repurchase up to $1.25 billion of the Company's common stock under the share repurchase program. The following table includes the Company’s monthly purchases of Avnet's common stock during the first quarter of fiscal 2016, under the share repurchase program, which is part of a publicly announced plan.

			Total Number of	Approximate Dollar
	Total	Average	Shares Purchased	Value of Shares That
	Number	Price	as Part of Publicly	May Yet Be
	of Shares	Paid per	Announced Plans	Purchased under the
Period	Purchased	Share	or Programs	Plans or Programs
July	1,579,307	$40.62	1,579,307	$238,312,000
August	844,264	$41.28	844,264	$453,458,000
September	1,100,654	$41.87	1,100,654	$407,371,000

Item 6.Exhibits

Exhibit
Number	Exhibit
10.1*	Avnet, Inc. Stock Compensation and Incentive Plan: (a) Form of nonqualified stock option agreement (b) Form of performance stock unit term sheet (c) Form of restricted stock unit term sheet

31.1*	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2*	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1**	Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2**	Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS*	XBRL Instance Document.

101.SCH*	XBRL Taxonomy Extension Schema Document.

101.DEF*	XBRL Taxonomy Extension Definition Linkbase Document.

101.CAL*	XBRL Taxonomy Extension Calculation Linkbase Document.

101.LAB*	XBRL Taxonomy Extension Label Linkbase Document.

101.PRE*	XBRL Taxonomy Extension Presentation Linkbase Document.

*	Filed herewith.
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

Date: October 29, 2015