Form 10-Q
period 2016-01-02
AVNET INC
filed 2016-01-28
CIK 8858

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended January 2, 2016

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

As of January 21, 2016, the total number of shares outstanding of the registrant’s Common Stock was 131,265,883 shares, net of treasury shares.

AVNET, INC. AND SUBSIDIARIES

PART I

FINANCIAL INFORMATION

Item 1.Financial Statements

AVNET, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(Unaudited)

	January 2,	June 27,
	2016	2015
	(Thousands, except share
	amounts)
ASSETS
Current assets:
Cash and cash equivalents	$916,088	$932,553
Receivables, less allowances of $69,247 and $80,721, respectively	5,395,005	5,054,307
Inventories	2,650,220	2,482,183
Prepaid and other current assets	181,074	173,030
Total current assets	9,142,387	8,642,073
Property, plant and equipment, net	587,216	568,779
Goodwill	1,283,408	1,278,756
Intangible assets, net	91,371	99,731
Other assets	197,970	210,614
Total assets	$11,302,352	$10,799,953
LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Short-term debt	$1,136,218	$331,115
Accounts payable	3,628,073	3,338,052
Accrued expenses and other	599,007	603,129
Total current liabilities	5,363,298	4,272,296
Long-term debt	1,072,188	1,646,501
Other liabilities	192,864	196,135
Total liabilities	6,628,350	6,114,932
Commitments and contingencies (Note 6)
Shareholders’ equity:
Common stock $1.00 par; authorized 300,000,000 shares; issued 131,327,636 shares and 135,496,472 shares, respectively	131,328	135,496
Additional paid-in capital	1,445,494	1,408,422
Retained earnings	3,643,248	3,582,599
Accumulated other comprehensive loss	(545,699)	(441,038)
Treasury stock at cost, 29,852 shares and 31,901 shares, respectively	(369)	(458)
Total shareholders’ equity	4,674,002	4,685,021
Total liabilities and shareholders’ equity	$11,302,352	$10,799,953

See notes to consolidated financial statements.

AVNET, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

	Second Quarters Ended		Six Months Ended
	January 2,	December 27,	January 2,	December 27,
	2016	2014	2016	2014
	(Thousands, except per share amounts)
Sales	$6,848,057	$7,551,880	$13,817,751	$14,391,466
Cost of sales	6,069,889	6,714,374	12,248,107	12,758,497
Gross profit	778,168	837,506	1,569,644	1,632,969
Selling, general and administrative expenses	530,831	573,962	1,089,387	1,157,908
Restructuring, integration and other expenses	21,222	13,257	47,180	31,577
Operating income	226,115	250,287	433,077	443,484
Other expense, net	(6,485)	(5,524)	(12,338)	(7,017)
Interest expense	(22,423)	(24,666)	(46,025)	(48,066)
Income before income taxes	197,207	220,097	374,714	388,401
Income tax expense	41,195	56,391	88,448	96,749
Net income	$156,012	$163,706	$286,266	$291,652
Earnings per share:
Basic	$1.18	$1.20	$2.15	$2.12
Diluted	$1.16	$1.18	$2.11	$2.08
Shares used to compute earnings per share:
Basic	131,909	136,541	132,846	137,425
Diluted	134,918	138,972	135,622	139,911
Cash dividends paid per common share	$0.17	$0.16	$0.34	$0.32

See notes to consolidated financial statements.

AVNET, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(Unaudited)

	Second Quarters Ended		Six Months Ended
	January 2,	December 27,	January 2,	December 27,
	2016	2014	2016	2014
	(Thousands)
Net income	$156,012	$163,706	$286,266	$291,652
Other comprehensive (loss) income, net of tax:
Foreign currency translation adjustments and other	(68,637)	(158,303)	(108,885)	(364,036)
Pension adjustments, net	2,157	1,784	4,224	3,569
Total comprehensive income (loss)	$89,532	$7,187	$181,605	$(68,815)

See notes to consolidated financial statements.

AVNET, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	Six Months Ended
	January 2,	December 27,
	2016	2014
	(Thousands)
Cash flows from operating activities:
Net income	$286,266	$291,652
Non-cash and other reconciling items:
Depreciation	47,612	46,972
Amortization	14,307	21,990
Deferred income taxes	(708)	15,275
Stock-based compensation	38,424	36,130
Other, net	28,596	34,523
Changes in (net of effects from businesses acquired):
Receivables	(413,149)	(711,060)
Inventories	(197,800)	(5,957)
Accounts payable	323,447	583,337
Accrued expenses and other, net	(42,753)	(88,438)
Net cash flows provided by operating activities	84,242	224,424

Cash flows from financing activities:
Repayment of notes	(250,000)	—
Borrowings under accounts receivable securitization program, net	40,000	77,000
Borrowings (repayments) of bank and revolving debt, net	444,343	(37,414)
Repurchases of common stock (Note 9)	(184,704)	(109,129)
Dividends paid on common stock	(45,020)	(43,875)
Other, net	(1,080)	(5,439)
Net cash flows provided (used) for financing activities	3,539	(118,857)

Cash flows from investing activities:
Purchases of property, plant and equipment	(74,806)	(83,642)
Acquisitions of businesses, net of cash acquired (Note 2)	(19,199)	—
Other, net	7,736	(8,795)
Net cash flows used for investing activities	(86,269)	(92,437)

Effect of exchange rate changes on cash and cash equivalents	(17,977)	(38,770)

Cash and cash equivalents:
— (decrease)	(16,465)	(25,640)
— at beginning of period	932,553	928,971
— at end of period	$916,088	$903,331

See notes to consolidated financial statements.

AVNET, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1. Basis of presentation and new accounting pronouncements

In the opinion of management, the accompanying unaudited interim consolidated financial statements contain all adjustments necessary to present fairly Avnet, Inc.'s and its consolidated subsidiaries' (the “Company” or “Avnet”) financial position, results of operations, comprehensive income (loss) and cash flows. All such adjustments are of a normal recurring nature.

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

Fiscal year

The Company operates on a “52/53 week” fiscal year and fiscal 2016 contains 53 weeks compared to 52 weeks in fiscal 2015. As a result, the first six months of fiscal 2016 contained 27 weeks compared to the first six months of fiscal 2015, which contained 26 weeks.

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

In November 2015, the FASB issued Accounting Standards Update No. 2015-17, Income Taxes (Topic 740): Balance Sheet Classification of Deferred Taxes,  to simplify the presentation of deferred income taxes by requiring that deferred tax liabilities and assets be classified as noncurrent in a classified balance sheet. The planned early adoption of this update at the end of fiscal 2016 is not expected to have a material impact on the Company’s financial statements.

Recently adopted accounting pronouncements

In September 2015, the FASB issued Accounting Standards Update 2015-16, Business Combinations (Topic 805): Simplifying the Accounting for Measurement-Period Adjustments. The update requires that an acquiror recognize adjustments to provisional amounts that are identified during the measurement period in the reporting period in which the adjustment amounts are determined, including the cumulative effect of the change in provisional amount as if the accounting had been completed at the acquisition date. The Company early adopted this update in the first quarter of fiscal 2016, with no impact to its consolidated financial statements.

AVNET, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

During the six months ended January 2, 2016, there have been no additional new accounting pronouncements that are expected to significantly impact the Company’s consolidated financial statements.

2. Acquisitions

During the second quarter of fiscal 2016, the Company acquired two businesses with aggregated annualized sales of approximately $120.0 million for an aggregate purchase price $36.6 million. The Company paid cash of $19.2 million, net of cash acquired, for such acquisitions in the second quarter of fiscal 2016. The Company has not disclosed the pro-forma impact of the fiscal 2016 acquisitions, as such impact was not material to the Company’s consolidated financial position or results of operations.

3. Goodwill and intangible assets

Goodwill

The following table presents the change in goodwill by reportable segment for the six months ended January 2, 2016. All of the accumulated impairment was recognized in fiscal 2009.

	Electronics	Technology
	Marketing	Solutions	Total
	(Thousands)
Gross goodwill	$1,684,216	$974,274	$2,658,490
Accumulated impairment	(1,045,110)	(334,624)	(1,379,734)
Carrying value at June 27, 2015	639,106	639,650	1,278,756
Additions	—	24,976	24,976
Adjustments	—	—	—
Foreign currency translation	(11,778)	(8,546)	(20,324)
Carrying value at January 2, 2016	$627,328	$656,080	$1,283,408
Gross goodwill	$1,672,438	$990,704	$2,663,142
Accumulated impairment	(1,045,110)	(334,624)	(1,379,734)
Carrying value at January 2, 2016	$627,328	$656,080	$1,283,408

The goodwill additions are a result of businesses acquired in the second quarter of fiscal 2016.

In accordance with ASC 350, the Company does not amortize goodwill, but instead tests goodwill for impairment at least annually in the fourth fiscal quarter. The Company determined there was no goodwill impairment at any of its reporting units as a result of the fiscal 2015 goodwill impairment testing. As a result of the fiscal 2015 goodwill impairment testing, two reporting units (TS Asia and TS EMEA) had estimated fair values that were not substantially in excess of the carrying value of such reporting units. The Company evaluates each quarter if facts and circumstances indicate that it is more likely than not that the fair value of a reporting unit that has goodwill is less than its carrying value, which would require the Company to perform an interim goodwill impairment test. Indicators the Company evaluates to determine whether an interim goodwill impairment test is necessary include, but are not limited to (i) a sustained decrease in share price or market capitalization, (ii) changes in the macroeconomic or industry environments and (iii) the financial performance of its’ reporting units. During the second quarter of fiscal 2016, the Company concluded that an interim goodwill impairment test was not necessary.

In assessing goodwill for impairment, the Company is required to make significant assumptions, judgments and estimates including evaluating whether facts and circumstances indicate that an interim goodwill impairment test is necessary. These assumptions, judgments and estimates may change in the future based upon market conditions or other

AVNET, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

events and could result in a goodwill impairment. The Company continues to evaluate each quarter those indicators that may require an interim goodwill impairment test.

Intangible Assets

The following table presents the Company’s acquired intangible assets at January 2, 2016, and June 27, 2015, respectively. These intangible assets have a weighted average remaining useful life of approximately 4 years.

	January 2, 2016			June 27, 2015
	Acquired	Accumulated	Net Book	Acquired	Accumulated	Net Book
	Amount	Amortization	Value	Amount	Amortization	Value
	(Thousands)
Customer related	$274,444	$(194,248)	$80,196	$276,921	$(190,593)	$86,328
Trade name	4,807	(2,482)	2,325	6,240	(3,792)	2,448
Other	12,112	(3,262)	8,850	12,309	(1,354)	10,955
	$291,363	$(199,992)	$91,371	$295,470	$(195,739)	$99,731

Intangible asset amortization expense was $7.4 million and $10.4 million for the second quarters of fiscal 2016 and 2015, respectively, and $14.3 million and $22.0 million for the first six months of fiscal 2016 and 2015, respectively. The following table presents the estimated future amortization expense for the remainder of fiscal 2016, the next five fiscal years and thereafter (in thousands):

Fiscal Year
Remainder of fiscal 2016	14,213
2017	24,815
2018	16,494
2019	13,028
2020	11,278
2021	7,008
Thereafter	4,535
Total	$91,371

4. Debt

Short-term debt consists of the following (in thousands):

	January 2, 2016	June 27, 2015	January 2, 2016	June 27, 2015
	Interest Rate		Carrying Balance
Bank credit facilities and other	4.75%	5.54%	$146,218	$81,115
Accounts receivable securitization program	0.78%	—	690,000	—
Notes due September 1, 2015	—	6.00%	—	250,000
Notes due September 15, 2016	6.63%	—	300,000	—
Short-term debt			$1,136,218	$331,115

Bank credit facilities and other consists primarily of various committed and uncommitted lines of credit and other forms of bank debt with financial institutions utilized primarily to support the working capital requirements of the Company including its foreign operations.

AVNET, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

In August 2014, the Company amended and extended its accounts receivable securitization program (the “Program”) with a group of financial institutions to allow the Company to transfer, on an ongoing revolving basis, an undivided interest in a designated pool of accounts receivable, to provide security or collateral for borrowings up to a maximum of $900.0 million. The Program does not qualify for off balance sheet accounting treatment and, as a result, any borrowings under the Program are recorded as debt in the consolidated balance sheets. Under the Program, the Company legally sells and isolates certain U.S. trade accounts receivable into a wholly owned and consolidated bankruptcy remote special purpose entity. Such receivables, which are recorded within “Receivables” in the consolidated balance sheets, totaled $1.59 billion and $1.41 billion at January 2, 2016, and June 27, 2015, respectively. The Program contains certain covenants relating to the quality of the receivables sold. The Program also requires the Company to maintain certain minimum interest coverage and leverage ratios, which the Company was in compliance with as of January 2, 2016, and June 27, 2015. The Program has a two-year term that expires in August 2016 and as a result is considered short-term debt as of January 2, 2016. Interest on borrowings is calculated using a base rate or a commercial paper rate plus a spread of 0.38%. The facility fee is 0.38%.

In September 2015, the Company redeemed the $250.0 million of outstanding 6.00% Notes due September 1, 2015, upon their maturity.

Long-term debt consists of the following (in thousands):

	January 2, 2016	June 27, 2015	January 2, 2016	June 27, 2015
	Interest Rate		Carrying Balance
Revolving credit facilities:
Accounts receivable securitization program	—	0.59%	$—	$650,000
Credit Facility	1.47%	1.45%	426,212	50,000
Notes due:
September 15, 2016	—	6.63%	—	300,000
June 15, 2020	5.88%	5.88%	300,000	300,000
December 1, 2022	4.88%	4.88%	350,000	350,000
Other long-term debt	2.99%	2.06%	733	1,828
Long-term debt before discount and debt issuance costs			1,076,945	1,651,828
Discount and debt issuance costs			(4,757)	(5,327)
Long-term debt			$1,072,188	$1,646,501

The Company has a five-year $1.25 billion senior unsecured revolving credit facility (the “Credit Facility”) with a syndicate of banks, consisting of revolving credit facilities and the issuance of up to $150.0 million of letters of credit, which expires in July 2019. Subject to certain conditions, the Credit Facility may be increased up to $1.5 billion. Under the Credit Facility, the Company may select from various interest rate options, currencies and maturities. The Credit Facility contains certain covenants including various limitations on debt incurrence, share repurchases, dividends, investments and capital expenditures. The Credit Facility also includes financial covenants requiring the Company to maintain minimum interest coverage and leverage ratios, which the Company was in compliance with as of January 2, 2016 and June 27, 2015. As of January 2, 2016 and June 27, 2015, there were $4.9 million and $1.9 million, respectively, in letters of credit issued under the Credit Facility.

As of January 2, 2016, the carrying value and fair value of the Company’s total debt was $2.21 billion and $2.26 billion, respectively. At June 27, 2015, the carrying value and fair value of the Company's total debt was $1.98 billion and $2.04 billion, respectively. Fair value was estimated primarily based upon quoted market prices.

AVNET, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

5. Derivative financial instruments

Many of the Company’s subsidiaries purchase and sell products in currencies other than their functional currencies. This subjects the Company to the risks associated with fluctuations in foreign currency exchange rates. The Company reduces this risk by utilizing natural hedging (i.e., offsetting receivables and payables in the same foreign currency) as well as by creating offsetting positions through the use of derivative financial instruments, primarily forward foreign exchange contracts typically with maturities of less than sixty days (“economic hedges”). The Company continues to have exposure to foreign currency risks to the extent they are not hedged. The Company adjusts any economic hedges to fair value through the consolidated statements of operations primarily within “other income (expense), net.” Therefore, the changes in valuation of the underlying items being economically hedged are offset by the changes in fair value of the forward foreign exchange contracts. The fair value of forward foreign exchange contracts, which are based upon Level 2 criteria under the ASC 820 fair value hierarchy, are classified in the captions “other current assets” or “accrued expenses and other,” as applicable, in the accompanying consolidated balance sheets as of January 2, 2016, and June 27, 2015 and were not material. The Company’s master netting and other similar arrangements with various financial institutions related to derivative financial instruments allow for the right of offset. Avnet’s policy is to present derivative financial instruments with the same counterparty as either a net asset or liability when the right of offset exists. The Company did not have material net gains or losses related to forward foreign exchange contracts in the second quarters and first six months of fiscal 2016 and 2015, which are recorded as a component of “other expense, net” in the consolidated statements of operations.

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

As of January 2, 2016, and June 27, 2015, the Company has aggregate estimated liabilities of $21.3 million and $17.2 million, respectively, classified within accrued expenses and other for such compliance-related matters that were reasonably estimable as of such dates. Of this amount, $10.0 million relates to a contingent liability for potential unpaid import duties associated with the acquisition of Bell Microproducts Inc. for estimated duties, interest and penalties that may be imposed from an ongoing compliance audit by Customs and Border Protection.

7. Income taxes

The Company’s effective tax rate on its income before income taxes was 20.9% in the second quarter of fiscal 2016 as compared with 25.6% in the second quarter of fiscal 2015. During the second quarter of fiscal 2016, the Company’s effective tax rate was favorably impacted primarily by (i) the mix of income in lower tax jurisdictions, (ii) the release of valuation allowances against deferred tax assets that were determined to be realizable and (iii) the release of reserves

AVNET, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

related to audit settlements and the expiration of statutes of limitation. During the second quarter of fiscal 2015, the Company’s effective tax rate was favorably impacted by the mix of income in lower tax jurisdictions and the release of reserves related to the settlement of an audit in a foreign jurisdiction.

For the first six months of fiscal 2016 and 2015, the Company’s effective tax rate was 23.6% and 24.9%, respectively. The effective tax rate for the first six months of fiscal 2016 was favorably impacted primarily by (i) the mix of income in lower tax jurisdictions, (ii) the release of valuation allowances against deferred tax assets that were determined to be realizable and (iii) the release of reserves related to audit settlements and the expiration of statutes of limitation. The effective tax rate for the first six months of fiscal 2015 was favorably impacted by the mix of income in lower tax jurisdictions and the release of reserves, primarily related to the formal deregistration of a foreign branch and the settlement of an audit in a foreign jurisdiction.

The Company applies the guidance in ASC 740, which requires management to use its judgment for the appropriate weighting of all available evidence when assessing the need for the establishment or the release of valuation allowances. As part of this analysis, the Company examines all available evidence on a jurisdiction by jurisdiction basis and weighs the positive and negative evidence when determining the need for full or partial valuation allowances. The evidence considered for each jurisdiction includes, among other items: (i) the historic levels of income or losses over a range of time periods, which may extend beyond the most recent three fiscal years depending upon the historical volatility of income in an individual jurisdiction; (ii) expectations and risks associated with underlying estimates of future taxable income, including considering the historical trend of down-cycles in the semiconductor and related industries; (iii) jurisdictional specific limitations on the utilization of deferred tax assets including when such assets expire; and (iv) prudent and feasible tax planning strategies.

The Company continues to evaluate the need for the valuation allowances against its deferred tax assets and will adjust valuation allowances as appropriate, which, if adjusted, could result in a significant decrease or increase to the effective tax rate in the period of the adjustment.

8. Pension plan

The Company has a noncontributory defined benefit pension plan (the “Plan”) for which the components of net periodic pension costs during the second quarters ended January 2, 2016, and December 27, 2014 were as follows:

	Second Quarters Ended		Six Months Ended
	January 2,	December 27,	January 2,	December 27,
	2016	2014	2016	2014
	(Thousands)
Service cost	$9,935	$9,873	$20,421	$19,746
Interest cost	5,328	4,449	10,656	8,898
Expected return on plan assets	(10,071)	(9,055)	(20,142)	(18,110)
Recognized net actuarial loss	3,183	3,251	6,366	6,502
Amortization of prior service credits	(393)	(393)	(786)	(786)
Net periodic pension cost	$7,982	$8,125	$16,515	$16,250

The Company made contributions to the Plan of $20.0 million during the first six months of fiscal 2016. The Company expects to make an additional contribution to the Plan of $10.0 million in each of the remaining two quarters of fiscal 2016.

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

Amounts reclassified out of accumulated other comprehensive (loss) income, net of tax, to operating expenses during the second quarters  and first six months of fiscal 2016 and fiscal 2015 were not material and substantially all related to net periodic pension costs including recognition of actuarial losses and amortization of prior service credits.

9. Shareholders' equity

Share repurchase program

In August 2015, the Company’s Board of Directors amended the Company’s existing share repurchase program to authorize the repurchase of up to $1.25 billion of common stock in the open market or through privately negotiated transactions. The timing and actual number of shares purchased will depend on a variety of factors such as share price, corporate and regulatory requirements, and prevailing market conditions. During the second quarter of fiscal 2016, the Company repurchased 0.9 million shares under this program at an average market price of $44.42 per share for a total cost of $39.9 million. During the first six months of fiscal 2016, the Company repurchased 4.4 million shares under this program at an average price of $41.83 per share for a total cost of $185.0 million. Since the beginning of the repurchase program through the end of the second quarter of fiscal 2016, the Company has repurchased 26.5 million shares at an aggregate cost of $882.6 million, and $367.4 million remains available for future repurchases.

Common stock dividend

In November 2015, the Company’s Board of Directors approved a dividend of $0.17 per common share and dividend payments of $22.4 million were made in December 2015. During the six months ended January 2, 2016, the Company has paid dividends of $0.34 per common share and $45.0 million in total.

10. Earnings per share

	Second Quarters Ended		Six Months Ended
	January 2,	December 27,	January 2,	December 27,
	2016	2014	2016	2014
	(Thousands, except per share data)
Numerator:
Net income	$156,012	$163,706	$286,266	$291,652
Denominator:
Weighted average common shares for basic earnings per share	131,909	136,541	132,846	137,425
Net effect of dilutive stock options, restricted stock units and performance share units	3,009	2,431	2,776	2,486
Weighted average common shares for diluted earnings per share	134,918	138,972	135,622	139,911
Basic earnings per share	$1.18	$1.20	$2.15	$2.12
Diluted earnings per share	$1.16	$1.18	$2.11	$2.08
Stock options excluded from earnings per share calculation due to anti-dilutive effect	—	—	—	—

AVNET, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

11. Additional cash flow information

Interest and income taxes paid in the six months ended January 2, 2016, and December 27, 2014 were as follows:

	Six Months Ended
	January 2,	December 27,
	2016	2014
	(Thousands)
Interest	$52,724	$50,355
Income taxes	$48,942	$86,486

The Company includes book overdrafts as part of accounts payable on its consolidated balance sheets and reflects changes in such balances as part of cash flows from operating activities in its consolidated statements of cash flows.

Non-cash investing activities related to purchases of property, plant and equipment that have been accrued, but not paid for, were $12.7 million and $15.3 million as of January 2, 2016, and December 27, 2014, respectively.

Included in cash and cash equivalents as of January 2, 2016, was $8.0 million of cash equivalents, which was primarily comprised of overnight time deposits whose fair value was determined using Level 1 measurements under the ASC 820 fair value hierarchy.

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

	Second Quarters Ended		Six Months Ended
	January 2,	December 27,	January 2,	December 27,
	2016	2014	2016	2014
	(Thousands)
Sales:
Electronics Marketing	$4,114,614	$4,435,190	$8,586,016	$8,809,285
Technology Solutions	2,733,443	3,116,690	5,231,735	5,582,181
	$6,848,057	$7,551,880	$13,817,751	$14,391,466
Operating income (expense):
Electronics Marketing	$173,984	$191,449	$387,015	$394,160
Technology Solutions	117,100	117,582	191,638	179,974
Corporate	(35,826)	(34,435)	(82,984)	(75,813)
	255,258	274,596	495,669	498,321
Restructuring, integration and other expenses (Note 13)	(21,222)	(13,257)	(47,180)	(31,577)
Amortization of acquired intangible assets and other	(7,921)	(11,052)	(15,412)	(23,260)
	$226,115	$250,287	$433,077	$443,484
Sales, by geographic area:
Americas (1)	$2,750,560	$3,051,888	$5,524,503	$5,699,010
EMEA (2)	1,935,449	2,062,052	3,950,668	4,037,431
Asia/Pacific (3)	2,162,048	2,437,940	4,342,580	4,655,025
	$6,848,057	$7,551,880	$13,817,751	$14,391,466

(1)Includes sales from the United States of $2.48 billion and $2.70 billion for the quarters ended January 2, 2016, and December 27, 2014, respectively. Includes sales from the United States of $4.99 billion and $5.06 billion for the first six months of fiscal 2016 and 2015, respectively.

(2)Includes sales from Germany and the United Kingdom of $760.6 million and $340.5 million, respectively, for the quarter ended January 2, 2016, and $1.56 billion and $681.1 million, respectively, for the first six months of fiscal 2016. Includes sales from Germany and the United Kingdom of $787.8 million and $384.8 million, respectively, for the quarter ended December 27, 2014, and $1.53 billion and $745.2 million, respectively, for the first six months of fiscal 2015.

(3)Includes sales from China (including Hong Kong) and Taiwan of $703.9 million and $864.0 million, respectively, for the quarter ended January 2, 2016, and $1.42 billion and $1.69 billion, respectively, for the first six months of fiscal 2016. Includes sales from China (including Hong Kong) and Taiwan of $727.1 million and $1.01 billion, respectively, for the quarter ended December 27, 2014, and $1.47 billion and $1.82 billion, respectively, for the first six months of fiscal 2015.

AVNET, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

	January 2,	June 27,
	2016	2015
	(Thousands)
Assets:
Electronics Marketing	$6,403,582	$6,497,714
Technology Solutions	4,238,135	3,608,953
Corporate	660,635	693,286
	$11,302,352	$10,799,953
Property, plant, and equipment, net, by geographic area:
Americas (1)	$385,816	$358,063
EMEA (2)	174,030	182,311
Asia/Pacific	27,370	28,405
	$587,216	$568,779

(1)Includes property, plant and equipment, net, of $376.4 million and $352.2 million as of January 2, 2016, and June 27, 2015, respectively, in the United States.

(2)Includes property, plant and equipment, net, of $72.8 million and $70.5 million in Germany and Belgium, respectively, as of January 2, 2016, and $74.2 million and $74.7 million in Germany and Belgium, respectively, as of June 27, 2015.

13. Restructuring, integration and other expenses

Fiscal 2016

During the second quarter and first six months of fiscal 2016, the Company took certain actions in an effort to reduce future operating expenses, including the continuation of the restructuring activities started in the fourth quarter of fiscal 2015 and the first quarter of fiscal 2016. These actions include activities related to the Avnet Advantage initiative, which is focused on creating operational efficiencies. In addition, the Company incurred integration and other costs primarily associated with the integration of acquired businesses, the integration of certain global and regional businesses and the closure or divestiture of certain businesses. The following table presents the restructuring, integration and other expenses recorded during the second quarter and first six months of fiscal 2016:

	Quarter Ended	Six Months Ended
	January 2, 2016	January 2, 2016
	(Thousands, except per share data)
Restructuring expenses	$16,950	$31,476
Integration costs	2,982	4,493
Other costs	954	12,135
Changes in estimates for prior year restructuring liabilities	336	(924)
Restructuring, integration and other expenses before tax	$21,222	$47,180
Restructuring, integration and other expenses after tax	$14,100	$30,426
Restructuring, integration and other expenses per share on a diluted basis	$0.10	$0.22

AVNET, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

The activity related to the restructuring liabilities established and other associated expenses incurred during fiscal 2016 is presented in the following table:

		Facility	Asset
	Severance	Exit Costs	Impairments	Other	Total
	(Thousands)
Fiscal 2016 restructuring expenses	$25,684	$4,163	$806	$823	$31,476
Cash payments	(6,134)	(1,381)	—	(243)	(7,758)
Non-cash amounts	—	479	(806)	(389)	(716)
Other, principally foreign currency translation	509	(2)	—	12	519
Balance at January 2, 2016	$20,059	$3,259	$—	$203	$23,521

Severance expense recorded in the first six months of fiscal 2016 related to the reduction of approximately 400 employees, primarily in operations, sales and business support functions, in connection with cost reduction actions taken in both operating groups including the impact of a voluntary retirement program in the United States. Facility exit costs primarily consist of liabilities for remaining lease obligations for exited facilities. Asset impairments relate to the impairment of property, plant and equipment as a result of the underlying restructuring actions taken in fiscal 2016. Other restructuring costs related primarily to other miscellaneous restructuring and exit costs. Of the $31.5 million in restructuring expenses recorded during the first six months of fiscal 2016, $16.3 million related to EM and $15.2 million related to TS. As of January 2, 2016, the Company expects the majority of the remaining severance and facility exit costs to be paid by the end of fiscal 2016.

Integration costs are primarily related to the integration of acquired businesses, integration of regional and global business units and incremental costs incurred as part of the consolidation, relocation and closure of warehouse and office facilities. Integration costs include consulting costs for information technology system and business operation integration assistance, facility moving costs, legal fees, travel, meeting, marketing and communication costs that are incrementally incurred as a result of such integration activities. Also included in integration costs are incremental salary costs specific to integration, consolidation and closure activities. Other costs consists primarily of professional fees incurred for acquisitions, costs incurred for businesses divested or closed in current or prior periods, any ongoing facilities operating costs associated with the consolidation, relocation and closure of facilities once such facilities have been vacated or substantially vacated, and other miscellaneous costs that relate to restructuring, integration and other expenses. Included in other costs during the first six months of fiscal 2016 was $4.3 million of expense associated with Avnet’s estimated environmental remediation obligations related to certain legacy manufacturing operations that were divested several decades ago. The remaining integration and other costs in the first six months of fiscal 2016 were comprised of many different costs, none of which were individually material.

AVNET, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

Fiscal 2015

During fiscal 2015, the Company incurred restructuring expenses related to various restructuring actions intended to achieve planned synergies from acquired businesses and to reduce future operating expenses. The following table presents the activity during the first six months of fiscal 2016 related to the remaining restructuring liabilities established during fiscal 2015:

		Facility
	Severance	Exit Costs	Other	Total
	(Thousands)
Balance at June 27, 2015	$11,256	$3,210	$—	$14,466
Cash payments	(5,345)	(743)	—	(6,088)
Changes in estimates, net	(1,515)	(28)	—	(1,543)
Non-cash amounts	—	—	—	—
Other, principally foreign currency translation	2,727	(82)	—	2,645
Balance at January 2, 2016	$7,123	$2,357	$—	$9,480

As of January 2, 2016, the Company expects the majority of the remaining severance and facility exit cost liabilities to be paid by the end of fiscal 2016.

Fiscal 2014 and prior

As of June 27, 2015, there were $11.8 million of restructuring liabilities remaining related to restructuring actions taken in fiscal years 2014 and prior, the majority of which relates to facility exit costs. The remaining balance for such historical restructuring actions as of January 2, 2016, was $7.3 million, which is expected to be paid by the end of fiscal 2016.

Item 2.Management’s Discussion and Analysis of Financial Condition and Results of Operations

For a description of the Company’s critical accounting policies and an understanding of the significant factors that influenced the Company’s performance during the quarter ended January 2, 2016, this Management’s Discussion and Analysis of Financial Condition and Results of Operations (“MD&A”) should be read in conjunction with the consolidated financial statements, including the related notes, appearing in Item 1 of this Report, as well as the Company’s Annual Report on Form 10-K for the fiscal year ended June 27, 2015. The Company operates on a “52/53 week” fiscal year, and as a result, the first six months of fiscal 2016 contained 27 weeks and the first six months of fiscal 2015 contained 26 weeks. This extra week, which occurred in the first quarter of fiscal 2016, impacts the year-over-year analysis for the first six months of fiscal 2016 in this MD&A.

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

•

Sales adjusted for certain items that impact the year-over-year analysis, which includes the impact of more than insignificant acquisitions or divestitures by adjusting Avnet’s prior periods to include the sales of acquired businesses or exclude the sales of divested businesses as if the acquisitions or divestitures had occurred at the beginning of the earliest period presented. In addition, fiscal 2016 sales are adjusted for the estimated impact of the extra week of sales in the first quarter of fiscal 2016 due to it being a 14-week quarter, as discussed above. Sales taking into account these adjustments are referred to as “organic sales.”

•

Operating income excluding (i) restructuring, integration and other expenses (see Restructuring, Integration and Other Expenses in this MD&A) and (ii) amortization of acquired intangible assets and other. Operating income excluding such amounts is referred to as “adjusted operating income.”

The reconciliation of operating income to adjusted operating income is presented in the following table:

	Second Quarters Ended		Six Months Ended
	January 2,	December 27,	January 2,	December 27,
	2016	2014	2016	2014
	(Thousands)
Operating income	$226,115	$250,287	$433,077	$443,484
Restructuring, integration and other expenses	21,222	13,257	47,180	31,577
Amortization of acquired intangible assets and other	7,921	11,052	15,412	23,260
Adjusted operating income	$255,258	$274,596	$495,669	$498,321

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

Results of Operations

Executive Summary

Sales for the second quarter of fiscal 2016 were $6.85  billion, as compared to the second quarter of fiscal 2015 sales of $7.55 billion. The decrease in year-over-year reported sales of $703.8 million was the result of a $320.6 million decrease at EM and a $383.2 million decrease at TS. Sales decreased 5.1% year over year in constant currency as the result of a 3.4%  decrease at EM and a 7.6% decrease at TS.

Gross profit margin of 11.4% increased 27 basis points compared to the second quarter of fiscal 2015 as a result of gross profit margin improvements at TS across all regions, partially offset by a decline at EM.

Operating income margin was 3.3% in the second quarter of fiscal 2016 as compared with 3.3% in the second quarter of fiscal 2015. Adjusted operating income margin was 3.7% in the second quarter of fiscal 2016 as compared to 3.6% in the second quarter of fiscal 2015. EM operating income margin decreased 9 basis points year over year to 4.2%. The decrease in EM operating income margin was primarily due to a decrease in sales and the translation impact of the strengthening of the U.S. Dollar year over year, partially offset by the impact of prior restructuring actions. TS operating income margin increased 51 basis points year over year to 4.3% primarily due to an increase in gross profit margin from portfolio management and changes in product mix and from the impact of prior restructuring actions.

During the second quarter of fiscal 2016, the Company generated $118.0 million of cash from operating activities compared to a cash generation of $265.1 million from operating activities in the second quarter of fiscal 2015.

Sales

The following tables present the reconciliation of reported sales to organic sales for the second quarters and first six months of fiscal 2016 and fiscal 2015.

	Second Quarter Ended			Six Months Ended
					Acquisitions/
	As			As	Divestitures (1)/
	Reported -	Acquisitions/	Organic Sales -	Reported -	Estimated	Organic Sales -
	Fiscal 2016	Divestitures (1)	Fiscal 2016	Fiscal 2016	Extra Week (2)	Fiscal 2016
	(Dollars in thousands)
Avnet, Inc.	$6,848,057	$7,184	$6,855,241	$13,817,751	$(477,986)	$13,339,765
EM	4,114,614	—	4,114,614	8,586,016	(300,000)	8,286,016
TS	2,733,443	7,184	2,740,627	5,231,735	(177,986)	5,053,749
EM
Americas	$1,125,160	$—	$1,125,160	$2,390,368	$(82,000)	$2,308,368
EMEA	1,141,076	—	1,141,076	2,467,512	(92,000)	2,375,512
Asia	1,848,378	—	1,848,378	3,728,136	(126,000)	3,602,136
TS
Americas	$1,625,400	$—	$1,625,400	$3,134,135	$(137,000)	$2,997,135
EMEA	794,373	7,184	801,557	1,483,156	(17,986)	1,465,170
Asia	313,670	—	313,670	614,444	(23,000)	591,444

	Second Quarter Ended			Six Months Ended
	As			As
	Reported -	Acquisitions/	Organic Sales -	Reported -	Acquisitions/	Organic Sales -
	Fiscal 2015	Divestitures (1)	Fiscal 2015	Fiscal 2015	Divestitures (1)	Fiscal 2015
	(Dollars in thousands)
Avnet, Inc.	$7,551,880	$39,561	$7,591,441	$14,391,467	$62,069	$14,453,536
EM	4,435,190	—	4,435,190	8,809,285	—	8,809,285
TS	3,116,690	39,561	3,156,251	5,582,182	62,069	5,644,251
EM
Americas	$1,200,871	$—	$1,200,871	$2,414,902	$—	$2,414,902
EMEA	1,205,310	—	1,205,310	2,507,805	—	2,507,805
Asia	2,029,009	—	2,029,009	3,886,578	—	3,886,578
TS
Americas	$1,851,017	$—	$1,851,017	$3,284,108	$—	$3,284,108
EMEA	856,742	39,561	896,303	1,529,626	62,069	1,591,695
Asia	408,931	—	408,931	768,448	—	768,448

(1)	Includes the following acquisitions:
•	Orchestra Service Gmbh acquired November 2015 in the TS EMEA Region
•	ExitCertified acquired January 2016 in the TS Americas Region (no impact on organic sales as it was acquired at the end of the second quarter of fiscal 2016)

(2)	The impact of the additional week of sales in the first quarter of fiscal 2016 is estimated

The table below provides the year-over-year comparison of reported second quarter sales for Avnet and the EM and TS operating groups to organic sales to allow readers to better understand and assess the Company’s sales performance by operating group and region.

			Sales			Organic
			As Reported			Sales
	Sales	Sales	Year-Year %	Organic	Organic	Year-Year %
	As Reported	As Reported	Change in	Sales	Sales	Change in
	Q2-Fiscal	Year-Year	Constant	Q2-Fiscal	Year-Year	Constant
	2016	% Change	Currency	2016	% Change	Currency
	(Dollars in thousands)
Avnet, Inc.	$6,848,057	(9.3)%	(5.1)%	$6,855,241	(9.7)%	(5.5)%
EM	4,114,614	(7.2)	(3.4)	4,114,614	(7.2)	(3.4)
TS	2,733,443	(12.3)	(7.6)	2,740,627	(13.2)	(8.5)
EM
Americas	$1,125,160	(6.3)%	—	$1,125,160	(6.3)%	—
EMEA	1,141,076	(5.3)	7.5%	1,141,076	(5.3)	7.5%
Asia/Pacific	1,848,378	(8.9)	(8.3)	1,848,378	(8.9)	(8.3)
TS
Americas	$1,625,400	(12.2)%	—	$1,625,400	(12.2)%	—
EMEA	794,373	(7.3)	1.7%	801,557	(10.6)	(2.0)%
Asia/Pacific	313,670	(23.3)	(15.5)	313,670	(23.3)	(15.5)

Avnet sales for the second quarter of fiscal 2016 were $6.85 billion, a decrease of 9.3%, or $703.8 million, from the second quarter of fiscal 2015 sales of $7.55 billion with both EM and TS contributing toward this decline. The decrease was primarily due to the translation impact of the strengthening of the U.S. Dollar year over year, weaker demand in the Americas region in both operating groups, decreases in the computing components business in TS and a lower level of high-volume supply chain engagements in EM Asia. Avnet sales in constant currency decreased 5.1% and organic sales in constant currency decreased 5.5% year over year.

EM sales of $4.11 billion in the second quarter of fiscal 2016 decreased 7.2% from the second quarter of fiscal 2015 sales of $4.44 billion and EM sales in constant currency decreased 3.4%  year over year. On a regional basis, sales decreased 6.3% in the Americas region primarily due to weaker demand in the industrial end markets EM Americas serves. Sales in constant currency increased 7.5% in EMEA primarily due to strong demand across the region. Sales decreased 8.9% in Asia primarily as a result of a lower level of high-volume supply chain engagements year over year.

TS sales of $2.73 billion in the second quarter of fiscal 2016 decreased 12.3% from the second quarter of fiscal 2015 sales of $3.12 billion. TS sales in constant currency decreased 7.6%  and organic sales in constant currency declined 8.5% year over year. On a regional basis, the Americas region had a decrease of 12.2% year over year primarily due to lower demand for storage products, a decline in the computing components business and differences in product mix year over year. Organic sales in constant currency decreased 2.0% in EMEA primarily due to declines in the computing components business. Sales in Asia decreased 23.3% primarily due to the translation impact of the strengthening of the U.S. Dollar and sales declines in the computing components business. At a product level, year-over-year growth in networking, software, and services was offset by a decline in storage and computing components.

Avnet sales for the first six months of fiscal 2016 were $13.82 billion, a decrease of 4.0% as compared to with sales of $14.39 billion for the first six months of fiscal 2015. EM sales of $8.59 billion for the first six months of fiscal 2016 decreased 2.5% as compared with the first six months of fiscal 2015 sales of $8.81 billion. TS sales of $5.23 billion for the first six months of fiscal 2016 decreased 6.3% as compared with the first six months of fiscal 2015 sales of $5.58 billion.

Gross Profit and Gross Profit Margins

Avnet gross profit for the second quarter of fiscal 2016 was $778.2 million, a decrease of $59.3 million, or 7.1%, from the second quarter of fiscal 2015 gross profit of $837.5 million, primarily due to decreased sales including the translation impact of the strengthening of the U.S. Dollar year over year partially offset by gross profit margin improvements at TS. Avnet gross profit margin of 11.4% increased 27 basis points from the second quarter of fiscal 2015. EM gross profit margin decreased primarily due to a decline in the EMEA region, partially offset by an increase in the Americas region. TS gross profit margin increased year over year primarily as a result of increases across all three regions primarily as a result of portfolio management and product mix difference between years.

Avnet gross profit and gross profit margins were $1.57 billion and 11.4%, respectively, for the first six months of fiscal 2016 as compared with $1.63 billion and 11.4%, respectively for the first six months of fiscal 2015. The decrease in gross profit was driven by a decrease in sales as discussed above. Gross profit margin was flat year over year as improvements in TS were offset by declines at EM.

Selling, General and Administrative Expenses

Selling, general and administrative expenses (“SG&A expenses”) were $530.8 million in the second quarter of fiscal 2016, a decrease of $43.1 million, or 7.5%, from the second quarter of fiscal 2015. The year-over-year decrease in SG&A expenses was primarily due to changes in foreign currency exchange rates between years and the impact of prior restructuring actions partially offset by increase in SG&A expenses to fund organic growth and other costs.

Metrics that management monitors with respect to its operating expenses are SG&A expenses as a percentage of sales and as a percentage of gross profit. In the second quarter of fiscal 2016, SG&A expenses as a percentage of sales were 7.8% and as a percentage of gross profit were 68.2% as compared with 7.6% and 68.5%, respectively, in the second quarter of fiscal 2015. SG&A expenses, excluding amortization of acquired intangibles, as a percentage of gross profit was flat year over year. SG&A expense as a percentage of gross profit at EM increased 38 basis points year over year primarily due to increases in SG&A expenses to fund organic growth and other costs. SG&A expense as a percentage of gross profit at TS decreased 212 basis points year over year, primarily as a result of an increase in gross profit margin and savings realized from prior restructuring actions partially offset by an increase in SG&A expenses to fund organic growth and other costs.

SG&A expenses for the first six months of fiscal 2016 were $1.09 billion, or 7.9% of Avnet sales, as compared with $1.16 billion, or 8.1% of Avnet sales, in the first six months of fiscal 2015. SG&A expenses were 69.4% of gross profit in the first six months of 2016 as compared with 70.9% in the first six months of fiscal 2015.

Restructuring, Integration and Other Expenses

During the second quarter of fiscal 2016, the Company incurred restructuring expenses related to certain actions intended to reduce future operating expenses. These actions include activities related to the Avnet Advantage initiative, which is focused on creating operational efficiencies. In addition, the Company incurred integration and other costs primarily associated with the integration of acquired businesses, the integration of certain global and regional businesses and the closure or divestiture of certain businesses. As a result, the Company recorded restructuring, integration and other expenses of $21.2 million during the second quarter of fiscal 2016. The Company recorded $17.0 million of restructuring costs and expects to realize approximately $10.0 million in incremental annualized operating cost savings once such restructuring actions are completed. The Company expects to realize approximately $28.0 million in incremental annualized cost savings as a result of restructuring actions taken in the first six months of fiscal 2016 once such restructuring actions are completed. The incremental annualized cost savings are expected to benefit EM by approximately $6.0 million and TS by approximately $4.0 million. The Company expects to incur additional restructuring expenses of approximately $5.0 million through the end of fiscal 2016 related to the restructuring actions initiated in the first six months of fiscal 2016 in order to achieve the annualized cost savings. The Company also incurred integration costs of $3.0 million, other costs of $1.0 million and an expense of $0.3 million for changes in estimates for costs associated with prior year restructuring actions. The after tax impact of restructuring, integration, and other expenses was $14.1 million and $0.10 per share on a diluted basis for the second quarter of fiscal 2016.

During the first six months of fiscal 2016, the Company incurred restructuring, integration and other expenses of $47.2 million, including restructuring costs of $31.5 million, integration costs of $4.5 million, other costs of $12.1 million and a net reversal for changes in estimates for costs associated with previous restructuring actions of $0.9 million. The after tax impact of restructuring, integration and other expenses for the first six months of fiscal 2016 was $30.4 million and $0.22 per share on a diluted basis.

Comparatively, in the second quarter of fiscal 2015, restructuring, integration and other expenses were $13.3 million. The after tax impact of restructuring, integration, and other expenses was $10.2 million and $0.07 per share on a diluted basis.

In the first six months of fiscal 2015, restructuring, integration and other expenses were $31.6 million. The after tax impact of restructuring, integration and other expenses for the first six months of fiscal 2015 was $23.3 million and $0.16 per share on a diluted basis.

See Note 13, “Restructuring, integration and other expenses” to the Company's consolidated financial statements included in this Quarterly Report on Form 10-Q for additional information related to restructuring, integration and other expenses.

Operating Income

During the second quarter of fiscal 2016, the Company generated operating income of $226.1 million, representing a 9.7% decrease compared to the second quarter of fiscal 2015 operating income of $250.3 million. Adjusted operating income was $255.3 million, or 3.7% of sales, in the second quarter of fiscal 2016 as compared with $274.6 million, or 3.6% of sales, in the second quarter of fiscal 2015. EM operating income of $174.0 million decreased 9.1% year over year and operating income margin decreased to 4.2% from 4.3%. The decrease in operating income margin at EM was primarily due to the translation impact of the strengthening U.S. Dollar and declines in sales year over year, partially offset by a decline in SG&A expenses. TS operating income of $117.1 million decreased $0.4 million year over year and operating income margin increased 51 basis points to 4.3% as a result of improvements in gross profit margin and a decline in SG&A expenses, partially offset by a decline in sales.

Operating income for the first six months of fiscal 2016 was $433.1 million, or 3.1% of Avnet sales, as compared with $443.5 million, or 3.1% of Avnet sales for the first six months of fiscal 2015.

Interest Expense and Other Income (Expense), Net

Interest expense in the second quarter of fiscal 2016 was $22.4 million, a decrease of $2.2 million or 9.1%, as compared with interest expense of $24.7 million in the second quarter of fiscal 2015. Interest expense in the first six months of fiscal 2016 was $46.0 million, a decrease of $2.0 million or 4.2%, as compared with interest expense of $48.1 million in the first six months of fiscal 2015. The decrease in interest expense in the second quarter and first six months of fiscal 2016 was primarily related to the repayment at maturity of the $250.0 million 6.00% Notes in September 2015 and a corresponding lower average borrowing rate.

During the second quarter of fiscal 2016, the Company incurred $6.5 million of other expense as compared with $5.5 million of other expense in the second quarter of fiscal 2015. During the first six months of fiscal 2016, the Company recognized $12.3 million of other expenses as compared with $7.0 million of other expenses in the first six months of fiscal 2015. The increase in other expense in the second quarter and first six months of fiscal 2016 is primarily attributable to the strengthening of the U.S. Dollar relative to foreign currencies year over year and the corresponding higher costs incurred to purchase forward foreign currency exchange contracts in order to economically hedge such foreign currency exposures.

Income Tax Expense

The Company’s effective tax rate on its income before income taxes was 20.9% in the second quarter of fiscal 2016 as compared with 25.6% in the second quarter of fiscal 2015. During the second quarter of fiscal 2016, the Company’s effective tax rate was favorably impacted primarily by (i) the mix of income in lower tax jurisdictions, (ii) the release of valuation allowances against deferred tax assets that were determined to be realizable and (iii) the release of reserves related to audit settlements and the expiration of statutes of limitation. During the second quarter of fiscal 2015, the Company’s effective tax rate was favorably impacted by the mix of income in lower tax jurisdictions and the release of reserves, primarily related to the formal deregistration of a foreign branch.

For the first six months of fiscal 2016 and 2015, the Company’s effective tax rate was 23.6% and 24.9%, respectively. The effective tax rate for the first six months of fiscal 2016 was favorably impacted primarily by (i) the mix of income in lower tax jurisdictions, (ii) the release of valuation allowances against deferred tax assets that were determined to be realizable and (iii) the release of reserves related to audit settlements and the expiration of statutes of limitation. The effective tax rate for the first six months of fiscal 2015 was favorably impacted by the mix of income in lower tax rate jurisdictions and the release of reserves, primarily related to the formal deregistration of a foreign branch and the settlement of an audit in a foreign jurisdiction.

See Note 7, “Income taxes” to the Company’s consolidated financial statements included in this Quarterly Report on Form 10-Q for additional information on the Company's effective tax rate.

Net Income

As a result of the factors described in the preceding sections of this MD&A, the Company’s net income for the second quarter of fiscal 2016 was $156.0 million, or $1.16 per share on a diluted basis, as compared with $163.7 million, or $1.18 per share on a diluted basis, in the second quarter of fiscal 2015.

As a result of the factors described in the preceding sections of this MD&A, the Company’s net income for the first six months of fiscal 2016 was $286.3 million, or $2.11 per share on a diluted basis, as compared with $291.7 million, or $2.08 per share on a diluted basis, in the first six months of fiscal 2015.

LIQUIDITY AND CAPITAL RESOURCES

Cash Flow

Cash Flow from Operating Activities

During the first six months of fiscal 2016, the Company generated $84.2 million of cash from its operating activities compared to a cash generation of $224.4 million in the first six months of fiscal 2015. These operating cash flows are comprised of: (i) cash flow generated from net income, adjusted for the impact of non-cash and other items, which includes depreciation and amortization expenses, deferred income taxes, stock-based compensation expense and other non-cash items (including provisions for doubtful accounts and periodic pension costs) and (ii) cash flows used for, or generated from, working capital and other, excluding cash and cash equivalents. Cash used for working capital and other was $330.3 million during the first six months of fiscal 2016, including increases in inventories of $197.8 million and accounts receivable of $413.1 million and a decrease in accrued expenses and other of $42.8 million, partially offset by an increase in accounts payable of $323.4 million. Comparatively, cash used for working capital and other was $222.1 million during the first six months of fiscal 2015, including increases in inventories of $6.0 million and accounts receivable of $711.1 million and a decrease in accrued expenses and other of $88.4 million, partially offset by an increase in accounts payable of $583.3 million.

Cash Flow from Financing Activities

During the first six months of fiscal 2016, the Company repaid upon maturity the $250 million of 6.00% Notes due September 2015. Additionally, the Company received net proceeds of $40.0 million under the Company's accounts receivable securitization program and received net proceeds of $444.3 million from borrowings of bank and other debt. During the first six months of fiscal 2016, the Company paid dividends on common stock of $45.0 million and repurchased $184.7 million of common stock.

During the first six months of fiscal 2015, the Company received net proceeds of $77.0 million under the Company's accounts receivable securitization program and made net repayments of $37.4 million for bank and other debt. During the first six months of fiscal 2015, the Company paid dividends on common stock of $43.9 million and repurchased $109.1 million of common stock.

Cash Flow from Investing Activities

During the first six months of fiscal 2016, the Company used $19.2 million of cash for acquisitions, net of cash acquired, and used $74.8 million for capital expenditures primarily related to information system development costs, computer hardware and software purchases and facilities costs. Additionally, the Company received proceeds of $8.0 million from other investing activities. During the first six months of fiscal 2015, the Company used $83.6 million for capital expenditures and $8.8 million for other investing activities.

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

Financing Transactions

See Note 4, “Debt” to the Company’s consolidated financial statements included in this Quarterly Report on Form 10-Q for additional information on financing transactions including the Credit Facility, the Program and the outstanding Notes as of January 2, 2016. The Company was in compliance with all covenants under the Credit Facility and the Program as of January 2, 2016.

The Company has several lines of credit and other forms of bank debt in the U.S. and various foreign locations to fund the short-term working capital, foreign exchange, overdraft and letter of credit needs of its wholly owned subsidiaries primarily in EMEA and Asia. Avnet generally guarantees its subsidiaries’ obligations under such debt facilities.

Liquidity

The Company held cash and cash equivalents of $916.1 million as of January 2, 2016, of which $798.5 million was held outside the United States. As of June 27, 2015, the Company held cash and cash equivalents of $932.6 million, of which $855.8 million was held outside of the United States.

As of the end of the second quarter of fiscal 2016, the Company had a combined total borrowing capacity of $2.15 billion under the Credit Facility and the Program. There were $426.4 million in borrowings outstanding and $4.9 million in letters of credit issued under the Credit Facility and $690.0 million in borrowings outstanding under the Program, resulting in approximately $1.03 billion of total availability as of January 2, 2016. Availability under the Program is subject to the Company having sufficient eligible receivables to support desired borrowings. During the second quarter and first six months of fiscal 2016, the Company had an average daily balance outstanding of approximately $416.5 million and $307.6 million, respectively, under the Credit Facility and approximately $737.3 million and $733.1 million, respectively, under the Program. During the second quarter and first six months of fiscal 2015, the Company had an average daily balance outstanding of approximately $54.0 million and $30.0 million, respectively, under the Credit Facility and approximately $823.0 million and $770.0 million, respectively, under the Program. The Company expects to use cash on hand, available borrowing capacity or engage in a capital markets transaction in order to repay the $300.0 million of 6.63%

Notes due September 2016. The Company expects to renew or replace the Program on similar terms, subject to market conditions, before its maturity in August 2016.

During periods of weakening demand in the electronic components and enterprise computer solutions industry, the Company typically generates cash from operating activities. Conversely, the Company is more likely to use operating cash flows for working capital requirements during periods of higher growth. During the second quarter of fiscal 2016, the Company generated $118.0 million from operating activities. The Company generated $443.7 million from operating activities over the trailing four fiscal quarters ended January 2, 2016.

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

During the first half of fiscal 2016, the Company utilized $19.2 million of cash, net of cash acquired, for acquisitions. The Company has made, and expects to continue to make, strategic investments through acquisition activity to the extent the investments strengthen Avnet’s competitive position and meet management’s return on capital thresholds.

In addition to continuing to make investments in acquisitions, as of January 2, 2016, the Company may repurchase up to an aggregate of $367.4 million of shares of the Company’s common stock through a $1.25 billion share repurchase program approved by the Board of Directors. The Company may repurchase stock from time to time at the discretion of management, subject to strategic considerations, market conditions and other factors. The Company may terminate or limit the share repurchase program at any time without prior notice. The timing and actual number of shares repurchased will depend on a variety of factors such as share price, corporate and regulatory requirements, and prevailing market conditions. Since the beginning of the repurchase program through the end of the second quarter of fiscal 2016, the Company has repurchased 26.5 million shares of stock at an aggregate cost of $882.6 million. Shares repurchased were retired. Subsequent to January 2, 2016, through January 27, 2016, the Company has repurchased 1.7 million shares at an aggregate cost of $64.8 million. Additionally, the Company currently expects to pay quarterly cash dividends on shares of its common stock, subject to approval of the Board of Directors. During the second quarter of fiscal 2016, the Board of Directors approved a dividend of $0.17 per share, which resulted in $22.4 million of dividend payments during the quarter.

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

See Item 7A, Quantitative and Qualitative Disclosures About Market Risk, in the Company’s Annual Report on Form 10-K for the year ended June 27, 2015, for further discussion of market risks associated with foreign currency exchange rates and interest rates. Avnet’s exposure to such risks has not changed materially since June 27, 2015, as the Company continues to economically hedge the majority of its foreign exchange exposures. Thus, any increase or decrease in fair value of the Company’s forward foreign currency exchange contracts is generally offset by an opposite effect on the related hedged position. For interest rate risk, the Company continues to maintain a combination of fixed and variable rate debts to mitigate the exposure to fluctuation in market interest rates.

See Liquidity and Capital Resources — Financing Transactions appearing in Item 2 of this Form 10-Q for further discussion of the Company’s financing transactions and capital structure. As of January 2, 2016,  74% of the Company’s debt bears interest at a fixed rate and 26% of the Company’s debt bears interest at variable rates. Therefore, a hypothetical 1.0% (100 basis points) increase in interest rates would result in a $1.4 million decrease in income before income taxes in the Company’s consolidated statement of operations for the second quarter of fiscal 2016.

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

During the second quarter of fiscal 2016, there were no changes to the Company’s internal control over financial reporting (as defined in Rule 13a-15(f) of the Exchange Act) that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

The discussion of Avnet’s business and operations should be read together with the risk factors contained in Item 1A of its Annual Report on Form 10-K for the fiscal year ended June 27, 2015, which describe various risks and uncertainties to which the Company is or may become subject. These risks and uncertainties have the potential to affect Avnet’s business, financial condition, results of operations, cash flows, strategies or prospects in a material and adverse manner. As of January 2, 2016, there have been no material changes to the risk factors set forth in the Company’s Annual Report on Form 10-K for the fiscal year ended June 27, 2015.

Item 2.Unregistered Sales of Equity Securities and Use of Proceeds

The Company’s Board of Directors has approved the repurchase of up to $1.25 billion of the Company’s common stock under the Company’s share repurchase program. The following table includes the Company’s monthly purchases of the Company’s common stock during the second quarter of fiscal 2016, under the share repurchase program, which is part of a publicly announced plan.

			Total Number of	Approximate Dollar
	Total	Average	Shares Purchased	Value of Shares That
	Number	Price	as Part of Publicly	May Yet Be
	of Shares	Paid per	Announced Plans	Purchased under the
Period	Purchased	Share	or Programs	Plans or Programs
October	247,474	$44.88	247,474	$396,265,000
November	119,013	$44.81	119,013	$390,932,000
December	532,300	$44.12	532,300	$367,447,000

Item 6.Exhibits

Exhibit
Number	Exhibit
10.1*	Manager’s Agreement between Avnet Europe Executive BVBA and Patrick Zammit

31.1*	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2*	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1**	Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2**	Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS*	XBRL Instance Document.

101.SCH*	XBRL Taxonomy Extension Schema Document.

101.DEF*	XBRL Taxonomy Extension Definition Linkbase Document.

101.CAL*	XBRL Taxonomy Extension Calculation Linkbase Document.

101.LAB*	XBRL Taxonomy Extension Label Linkbase Document.

101.PRE*	XBRL Taxonomy Extension Presentation Linkbase Document.

*	Filed herewith.
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

Date: January 28, 2016