Form 10-Q
period 2016-04-02
AVNET INC
filed 2016-04-29
CIK 8858

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended April 2, 2016

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

As of April 21, 2016, the total number of shares outstanding of the registrant’s Common Stock was 128,515,224 shares, net of treasury shares.

AVNET, INC. AND SUBSIDIARIES

PART I

FINANCIAL INFORMATION

Item 1.Financial Statements

AVNET, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(Unaudited)

	April 2,	June 27,
	2016	2015
	(Thousands, except share
	amounts)
ASSETS
Current assets:
Cash and cash equivalents	$1,036,485	$932,553
Receivables, less allowances of $69,969 and $80,721, respectively	4,874,179	5,054,307
Inventories	2,826,858	2,482,183
Prepaid and other current assets	200,579	173,030
Total current assets	8,938,101	8,642,073
Property, plant and equipment, net	610,747	568,779
Goodwill	1,295,406	1,278,756
Intangible assets, net	86,989	99,731
Other assets	194,217	210,614
Total assets	$11,125,460	$10,799,953
LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Short-term debt	$706,742	$331,115
Accounts payable	3,297,981	3,338,052
Accrued expenses and other	559,697	603,129
Total current liabilities	4,564,420	4,272,296
Long-term debt	1,610,539	1,646,501
Other liabilities	190,300	196,135
Total liabilities	6,365,259	6,114,932
Commitments and contingencies (Note 6)
Shareholders’ equity:
Common stock $1.00 par; authorized 300,000,000 shares; issued 128,542,843 shares and 135,496,472 shares, respectively	128,543	135,496
Additional paid-in capital	1,442,947	1,408,422
Retained earnings	3,602,702	3,582,599
Accumulated other comprehensive loss	(413,671)	(441,038)
Treasury stock at cost, 28,641 shares and 31,901 shares, respectively	(320)	(458)
Total shareholders’ equity	4,760,201	4,685,021
Total liabilities and shareholders’ equity	$11,125,460	$10,799,953

See notes to consolidated financial statements.

AVNET, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

	Third Quarters Ended		Nine Months Ended
	April 2,	March 28,	April 2,	March 28,
	2016	2015	2016	2015
	(Thousands, except per share amounts)
Sales	$6,174,716	$6,736,860	$19,992,467	$21,128,326
Cost of sales	5,437,888	5,962,506	17,685,995	18,721,003
Gross profit	736,828	774,354	2,306,472	2,407,323
Selling, general and administrative expenses	539,038	555,148	1,628,425	1,713,056
Restructuring, integration and other expenses	16,172	15,494	63,352	47,071
Operating income	181,618	203,712	614,695	647,196
Other income (expense), net	2,200	(8,945)	(10,138)	(15,963)
Interest expense	(23,281)	(23,871)	(69,306)	(71,936)
Income before income taxes	160,537	170,896	535,251	559,297
Income tax expense	37,078	49,367	125,526	146,117
Net income	$123,459	$121,529	$409,725	$413,180
Earnings per share:
Basic	$0.95	$0.89	$3.11	$3.02
Diluted	$0.94	$0.88	$3.05	$2.97
Shares used to compute earnings per share:
Basic	129,811	136,046	131,834	136,965
Diluted	131,650	137,721	134,298	139,181
Cash dividends paid per common share	$0.17	$0.16	$0.51	$0.48

See notes to consolidated financial statements.

AVNET, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(Unaudited)

	Third Quarters Ended		Nine Months Ended
	April 2,	March 28,	April 2,	March 28,
	2016	2015	2016	2015
	(Thousands)
Net income	$123,459	$121,529	$409,725	$413,180
Other comprehensive (loss) income, net of tax:
Foreign currency translation adjustments and other	129,872	(270,518)	20,987	(634,554)
Pension adjustments, net	2,156	1,785	6,380	5,354
Total comprehensive income (loss)	$255,487	$(147,204)	$437,092	$(216,020)

See notes to consolidated financial statements.

AVNET, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	Nine Months Ended
	April 2,	March 28,
	2016	2015
	(Thousands)
Cash flows from operating activities:
Net income	$409,725	$413,180
Non-cash and other reconciling items:
Depreciation	71,112	70,919
Amortization	21,183	32,630
Deferred income taxes	3,963	29,500
Stock-based compensation	47,724	48,890
Other, net	43,665	57,766
Changes in (net of effects from businesses acquired):
Receivables	181,723	(186,037)
Inventories	(319,865)	(89,994)
Accounts payable	(74,510)	118,449
Accrued expenses and other, net	(87,593)	(210,751)
Net cash flows provided by operating activities	297,127	284,552

Cash flows from financing activities:
Issuance of notes, net of issuance costs	542,043	—
Repayment of notes	(250,000)	—
Borrowings (repayments) under accounts receivable securitization program, net	(400,000)	110,000
Borrowings (repayments) of bank and revolving debt, net	448,468	(96,372)
Repurchases of common stock (Note 9)	(334,177)	(147,606)
Dividends paid on common stock	(66,944)	(65,602)
Other, net	(12,028)	(13,993)
Net cash flows used for financing activities	(72,638)	(213,573)

Cash flows from investing activities:
Purchases of property, plant and equipment	(111,070)	(133,422)
Acquisitions of businesses, net of cash acquired (Note 2)	(19,675)	—
Other, net	8,436	(8,765)
Net cash flows used for investing activities	(122,309)	(142,187)

Effect of currency exchange rate changes on cash and cash equivalents	1,752	(54,295)

Cash and cash equivalents:
— increase (decrease)	103,932	(125,503)
— at beginning of period	932,553	928,971
— at end of period	$1,036,485	$803,468

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

Fiscal year

The Company operates on a “52/53 week” fiscal year and fiscal 2016 contains 53 weeks compared to 52 weeks in fiscal 2015. As a result, the first nine months of fiscal 2016 contained 40 weeks compared to the first nine months of fiscal 2015, which contained 39 weeks.

New accounting pronouncements

In February 2016, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update No. 2016-02, Leases (Topic 842) (“ASU 2016-02”). The update requires a lessee to recognize assets and liabilities on the consolidated balance sheets for leases with lease terms greater than 12 months. ASU 2016-02 is effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2018. Early adoption is permitted. Accordingly, the update will be effective for the Company beginning in the first quarter of fiscal 2020, using a modified retrospective approach. The Company is currently evaluating the impact of the adoption of ASU 2016-02 on its consolidated financial statements.

In November 2015, the FASB issued Accounting Standards Update No. 2015-17, Income Taxes (Topic 740):  Balance Sheet Classification of Deferred Taxes (“ASU 2015-17”), to simplify the presentation of deferred income taxes by requiring deferred tax liabilities and assets be classified as noncurrent in a classified balance sheet. The planned early adoption of this update at the end of fiscal 2016 is not expected to have a material impact on the Company’s financial statements.

In May 2014, the FASB issued Accounting Standards Update No. 2014-09, Revenue from Contracts with Customers (“ASU 2014-09”), to supersede nearly all existing revenue recognition guidance under GAAP. The core principles of ASU 2014-09 are to recognize revenue when promised goods or services are transferred to customers in an amount that reflects the consideration that is expected to be received for those goods or services. Application of the requirements of ASU 2014-09 may require more judgment and estimates within the revenue recognition process compared to existing GAAP. In July 2015, the FASB approved a one-year delay in the effective date of ASU 2014-09, which makes the effective date for the Company the first quarter of fiscal 2019. The Company may adopt the requirements of ASU 2014-09 using either of two acceptable adoption methods: (i) retrospective adoption to each prior reporting period presented with the option to elect certain practical expedients as defined within ASU 2014-09; or (ii) adoption with the cumulative effect of initially applying ASU 2014-09 recognized at the date of initial application and providing certain additional disclosures as defined within ASU 2014-09. The Company is currently evaluating the impact of the future adoption of ASU 2014-09 on its consolidated financial statements, including the method of adoption to be used.

AVNET, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

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

2. Acquisitions

During the second quarter of fiscal 2016, the Company acquired two businesses with aggregated annualized sales of approximately $120.0 million for an aggregate purchase price of $36.4 million. The Company paid cash of $19.7 million, net of cash acquired, for such acquisitions in the second quarter of fiscal 2016. The Company has not disclosed the pro-forma impact of the fiscal 2016 acquisitions, as such impact was not material to the Company’s consolidated financial position or results of operations.

During the third quarter of fiscal 2016, there were no material measurement period adjustments for the fiscal 2016 acquisitions.

3. Goodwill and intangible assets

Goodwill

The following table presents the change in goodwill by reportable segment for the nine months ended April 2, 2016. All of the accumulated impairment was recognized in fiscal 2009.

	Electronics	Technology
	Marketing	Solutions	Total
	(Thousands)
Gross goodwill	$1,684,216	$974,274	$2,658,490
Accumulated impairment	(1,045,110)	(334,624)	(1,379,734)
Carrying value at June 27, 2015	639,106	639,650	1,278,756
Additions	—	24,591	24,591
Adjustments	—	—	—
Foreign currency translation	(9,395)	1,454	(7,941)
Carrying value at April 2, 2016	$629,711	$665,695	$1,295,406
Gross goodwill	$1,674,821	$1,000,319	$2,675,140
Accumulated impairment	(1,045,110)	(334,624)	(1,379,734)
Carrying value at April 2, 2016	$629,711	$665,695	$1,295,406

The goodwill additions are a result of businesses acquired in the second quarter of fiscal 2016.

In accordance with ASC 350, the Company does not amortize goodwill, but instead tests goodwill for impairment at least annually in the fourth fiscal quarter. The Company determined there was no goodwill impairment at any of its reporting units as a result of the fiscal 2015 goodwill impairment testing. As a result of the fiscal 2015 goodwill impairment testing, two reporting units (TS Asia and TS EMEA) had estimated fair values that were not substantially in excess of the carrying value of such reporting units. The Company evaluates each quarter if facts and circumstances indicate that it is more likely than not that the fair value of a reporting unit that has goodwill is less than its carrying value, which would require the Company to perform an interim goodwill impairment test. Indicators the Company

AVNET, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

evaluates to determine whether an interim goodwill impairment test is necessary include, but are not limited to (i) a sustained decrease in share price or market capitalization, (ii) changes in the macroeconomic or industry environments and (iii) the financial performance of its reporting units. During the third quarter of fiscal 2016, the Company concluded that an interim goodwill impairment test was not necessary.

In assessing goodwill for impairment, the Company is required to make significant assumptions, judgments and estimates including evaluating whether facts and circumstances indicate that an interim goodwill impairment test is necessary. These assumptions, judgments and estimates may change in the future based upon market conditions or other events and could result in a goodwill impairment. The Company continues to evaluate each quarter those indicators that may require an interim goodwill impairment test.

Intangible Assets

The following table presents the Company’s acquired intangible assets at April 2, 2016, and June 27, 2015, respectively. These intangible assets have a weighted average remaining useful life of approximately 4 years.

	April 2, 2016			June 27, 2015
	Acquired	Accumulated	Net Book	Acquired	Accumulated	Net Book
	Amount	Amortization	Value	Amount	Amortization	Value
	(Thousands)
Customer related	$278,448	$(202,575)	$75,873	$276,921	$(190,593)	$86,328
Trade name	4,973	(2,649)	2,324	6,240	(3,792)	2,448
Other	12,699	(3,907)	8,792	12,309	(1,354)	10,955
	$296,120	$(209,131)	$86,989	$295,470	$(195,739)	$99,731

Intangible asset amortization expense was $6.9 million and $10.6 million for the third quarters of fiscal 2016 and 2015, respectively, and $21.2 million and $32.6 million for the first nine months of fiscal 2016 and 2015, respectively. The following table presents the estimated future amortization expense for the remainder of fiscal 2016, the next five fiscal years and thereafter (in thousands):

Fiscal Year
Remainder of fiscal 2016	7,457
2017	25,091
2018	17,010
2019	13,525
2020	11,710
2021	7,261
Thereafter	4,935
Total	$86,989

AVNET, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

4. Debt

Short-term debt consists of the following (in thousands):

	April 2, 2016	June 27, 2015	April 2, 2016	June 27, 2015
	Interest Rate		Carrying Balance
Bank credit facilities and other	4.74%	5.54%	$156,742	$81,115
Accounts receivable securitization program	0.90%	—	250,000	—
Notes due September 2015	—	6.00%	—	250,000
Notes due September 2016	6.63%	—	300,000	—
Short-term debt			$706,742	$331,115

Bank credit facilities and other consists primarily of various committed and uncommitted lines of credit and other forms of bank debt with financial institutions utilized primarily to support the working capital requirements of the Company including its foreign operations.

In August 2014, the Company amended and extended its accounts receivable securitization program (the “Program”) with a group of financial institutions to allow the Company to transfer, on an ongoing revolving basis, an undivided interest in a designated pool of trade accounts receivable, to provide security or collateral for borrowings up to a maximum of $900.0 million. The Program does not qualify for off balance sheet accounting treatment and any borrowings under the Program are recorded as debt in the consolidated balance sheets. Under the Program, the Company legally sells and isolates certain U.S. trade accounts receivable into a wholly owned and consolidated bankruptcy remote special purpose entity. Such receivables, which are recorded within “Receivables” in the consolidated balance sheets, totaled $1.44 billion and $1.41 billion at April 2, 2016, and June 27, 2015, respectively. The Program contains certain covenants relating to the quality of the receivables sold. The Program also requires the Company to maintain certain minimum interest coverage and leverage ratios, which the Company was in compliance with as of April 2, 2016, and June 27, 2015. The Program has a two-year term that expires in August 2016 and as a result is considered short-term debt as of April 2, 2016. Interest on borrowings is calculated using a base rate or a commercial paper rate plus a spread of 0.38%. The facility fee is 0.38%.

In September 2015, the Company redeemed the $250.0 million of outstanding 6.00% Notes due September 2015, upon their maturity.

AVNET, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

Long-term debt consists of the following (in thousands):

	April 2, 2016	June 27, 2015	April 2, 2016	June 27, 2015
	Interest Rate		Carrying Balance
Revolving credit facilities:
Accounts receivable securitization program	—	0.59%	$—	$650,000
Credit Facility	1.86%	1.45%	422,236	50,000
Notes due:
September 2016	—	6.63%	—	300,000
June 2020	5.88%	5.88%	300,000	300,000
December 2022	4.88%	4.88%	350,000	350,000
April 2026	4.63%	—%	550,000	—
Other long-term debt	2.51%	2.06%	1,201	1,828
Long-term debt before discount and debt issuance costs			1,623,437	1,651,828
Discount and debt issuance costs			(12,898)	(5,327)
Long-term debt			$1,610,539	$1,646,501

In March 2016, the Company issued $550.0 million of 4.625% Notes due April 2026 (“4.625% Notes”). The Company received proceeds of $546.0 million from the offering, net of discounts and incurred $4.5 million in underwriting fees and other debt issuance costs. The 4.625% Notes rank equally in right of payment with all existing and future senior unsecured debt of Avnet and interest will be payable semi-annually each year on April 15 and October 15.

The Company has a five-year $1.25 billion senior unsecured revolving credit facility (the “Credit Facility”) with a syndicate of banks, consisting of revolving credit facilities and the issuance of up to $150.0 million of letters of credit, which expires in July 2019. Subject to certain conditions, the Credit Facility may be increased up to $1.5 billion. Under the Credit Facility, the Company may select from various interest rate options, currencies and maturities. The Credit Facility contains certain covenants including various limitations on debt incurrence, share repurchases, dividends, investments and capital expenditures. The Credit Facility also includes financial covenants requiring the Company to maintain minimum interest coverage and leverage ratios, which the Company was in compliance with as of April 2, 2016 and June 27, 2015. As of April 2, 2016, and June 27, 2015, there were $4.9 million and $1.9 million, respectively, in letters of credit issued under the Credit Facility.

As of April 2, 2016, the carrying value and fair value of the Company’s total debt was $2.32 billion and $2.38 billion, respectively. At June 27, 2015, the carrying value and fair value of the Company's total debt was $1.98 billion and $2.04 billion, respectively. Fair value was estimated primarily based upon quoted market prices.

5. Derivative financial instruments

Many of the Company’s subsidiaries purchase and sell products in currencies other than their functional currencies. This subjects the Company to the risks associated with fluctuations in foreign currency exchange rates. The Company reduces this risk by utilizing natural hedging (i.e., offsetting receivables and payables in the same foreign currency) as well as by creating offsetting positions through the use of derivative financial instruments, primarily forward foreign currency exchange contracts typically with maturities of less than sixty days (“economic hedges”). The Company continues to have exposure to foreign currency risks to the extent they are not hedged. The Company adjusts any economic hedges to fair value through the consolidated statements of operations primarily within “other income (expense), net.” Therefore, the changes in valuation of the underlying items being economically hedged are offset by the changes in fair value of the forward foreign currency exchange contracts. The fair value of forward foreign currency exchange contracts, which are based upon Level 2 criteria under the ASC 820 fair value hierarchy, are classified in the captions “other current assets” or “accrued expenses and other,” as applicable, in the accompanying consolidated balance

AVNET, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

sheets as of April 2, 2016, and June 27, 2015, and were not material. The Company’s master netting and other similar arrangements with various financial institutions related to derivative financial instruments allow for the right of offset. Avnet’s policy is to present derivative financial instruments with the same counterparty as either a net asset or liability when the right of offset exists. The Company did not have material net gains or losses related to forward foreign currency exchange contracts in the third quarters and first nine months of fiscal 2016 and 2015, which are recorded as a component of “other income (expense), net” in the consolidated statements of operations.

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

The Company also is currently subject to various pending and potential legal matters and investigations relating to compliance with governmental laws and regulations, including import/export, environmental, anticorruption and competition. For certain of these matters it is not possible to determine the ultimate outcome, and the Company cannot reasonably estimate the maximum potential exposure or the range of possible loss for such matters due primarily to being in the preliminary stages of the related proceedings and investigations. The Company currently believes that the resolution of such matters will not have a material adverse effect on the Company’s financial position or liquidity, but could possibly be material to its results of operations in any one reporting period.

As of April 2, 2016, and June 27, 2015, the Company has aggregate estimated liabilities of $21.3 million and $17.2 million, respectively, classified within accrued expenses and other for such compliance-related matters that were reasonably estimable as of such dates. Of these amounts, $10.0 million relates to a contingent liability for potential unpaid import duties associated with the acquisition of Bell Microproducts Inc. for estimated duties, interest and penalties that may be imposed from an ongoing compliance audit by Customs and Border Protection.

7. Income taxes

The Company’s effective tax rate on its income before income taxes was 23.1% in the third quarter of fiscal 2016 as compared with 28.9% in the third quarter of fiscal 2015. During the third quarter of fiscal 2016, the Company’s effective tax rate was favorably impacted primarily by (i) the mix of income in lower tax jurisdictions and (ii) the release of reserves related to the expiration of statutes of limitation. During the third quarter of fiscal 2015, the Company’s effective tax rate was favorably impacted primarily by (i) the mix of income in lower tax jurisdictions partially offset by (ii) an increase due to the write-off of a deferred tax asset.

For the first nine months of fiscal 2016 and 2015, the Company’s effective tax rate was 23.5% and 26.1%, respectively. The effective tax rate for the first nine months of fiscal 2016 was favorably impacted primarily by (i) the mix of income in lower tax jurisdictions, (ii) the release of valuation allowances against deferred tax assets that were determined to be realizable and (iii) the release of reserves related to audit settlements and the expiration of statutes of limitation. The effective tax rate for the first nine months of fiscal 2015 was favorably impacted by (i) the mix of income in lower tax jurisdictions and (ii) the release of reserves, primarily related to the formal deregistration of a foreign branch and the settlement of an audit in a foreign jurisdiction.

The Company applies the guidance in ASC 740, which requires management to use its judgment for the appropriate weighting of all available evidence when assessing the need for the establishment or the release of valuation

AVNET, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

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

8. Pension plan

The Company has a noncontributory defined benefit pension plan (the “Plan”) for which the components of net periodic pension costs were as follows:

	Third Quarters Ended		Nine Months Ended
	April 2,	March 28,	April 2,	March 28,
	2016	2015	2016	2015
	(Thousands)
Service cost	$9,935	$9,873	$30,356	$29,619
Interest cost	5,328	4,449	15,984	13,347
Expected return on plan assets	(10,071)	(9,055)	(30,213)	(27,165)
Recognized net actuarial loss	3,183	3,251	9,549	9,753
Amortization of prior service credits	(393)	(393)	(1,179)	(1,179)
Net periodic pension cost	$7,982	$8,125	$24,497	$24,375

The Company made contributions to the Plan of $30.0 million during the first nine months of fiscal 2016. The Company expects to make an additional contribution to the Plan of $10.0 million in the fourth quarter of fiscal 2016.

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

Amounts reclassified out of accumulated other comprehensive income (loss), net of tax, to operating expenses during the third quarters and first nine months of fiscal 2016 and fiscal 2015 were not material and substantially all related to net periodic pension costs including recognition of actuarial losses and amortization of prior service credits.

9. Shareholders' equity

Share repurchase program

In August 2015, the Company’s Board of Directors amended the Company’s existing share repurchase program to authorize the repurchase of up to $1.25 billion of common stock in the open market or through privately negotiated transactions. The timing and actual number of shares purchased will depend on a variety of factors such as share price, corporate and regulatory requirements, and prevailing market conditions. During the third quarter of fiscal 2016, the

AVNET, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

Company repurchased 3.7 million shares under this program at an average market price of $39.73 per share for a total cost of $145.7 million. During the first nine months of fiscal 2016, the Company repurchased 8.1 million shares under this program at an average price of $40.88 per share for a total cost of $330.8 million. Since the beginning of the repurchase program through the end of the third quarter of fiscal 2016, the Company has repurchased 30.2 million shares at an aggregate cost of $1.03 billion, and $221.7 million remains available for future repurchases.

Common stock dividend

In February 2016, the Company’s Board of Directors approved a dividend of $0.17 per common share and dividend payments of $21.9 million were made in March 2016.

10. Earnings per share

	Third Quarters Ended		Nine Months Ended
	April 2,	March 28,	April 2,	March 28,
	2016	2015	2016	2015
	(Thousands, except per share data)
Numerator:
Net income	$123,459	$121,529	$409,725	$413,180
Denominator:
Weighted average common shares for basic earnings per share	129,811	136,046	131,834	136,965
Net effect of dilutive stock options, restricted stock units and performance share units	1,839	1,675	2,464	2,216
Weighted average common shares for diluted earnings per share	131,650	137,721	134,298	139,181
Basic earnings per share	$0.95	$0.89	$3.11	$3.02
Diluted earnings per share	$0.94	$0.88	$3.05	$2.97
Stock options excluded from earnings per share calculation due to anti-dilutive effect	422	—	378	—

11. Additional cash flow information

Interest and income taxes paid in the nine months ended April 2, 2016, and March 28, 2015 were as follows:

	Nine Months Ended
	April 2,	March 28,
	2016	2015
	(Thousands)
Interest	$80,313	$80,478
Income taxes	$85,323	$122,056

The Company includes book overdrafts as part of accounts payable on its consolidated balance sheets and reflects changes in such balances as part of cash flows from operating activities in its consolidated statements of cash flows.

Non-cash investing activities related to purchases of property, plant and equipment that have been accrued, but not paid for, were $15.2 million and $40.0 million as of April 2, 2016, and March 28, 2015, respectively.

AVNET, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

Included in cash and cash equivalents as of April 2, 2016, was $44.8 million of cash equivalents, which was primarily comprised of overnight time deposits whose fair value was determined using Level 1 measurements under the ASC 820 fair value hierarchy.

12. Segment information

Electronics Marketing (“EM”) and Technology Solutions (“TS”) are the Company's reportable segments (“operating groups”). EM markets and sells semiconductors and interconnect, passive and electromechanical devices and embedded products to a diverse customer base serving many end-markets. TS focuses on the value-added distribution of enterprise computing servers and systems, software, storage, services and complex solutions from the world’s foremost technology manufacturers and software developers. TS also provides the latest hard disk drives, microprocessor, motherboard and DRAM module technologies to manufacturers of general-purpose computers and system builders.

	Third Quarters Ended		Nine Months Ended
	April 2,	March 28,	April 2,	March 28,
	2016	2015	2016	2015
	(Thousands)
Sales:
Electronics Marketing	$4,041,527	$4,219,528	$12,627,543	$13,028,812
Technology Solutions	2,133,189	2,517,332	7,364,924	8,099,514
	$6,174,716	$6,736,860	$19,992,467	$21,128,326
Operating income (expense):
Electronics Marketing	$183,271	$197,287	$570,286	$591,447
Technology Solutions	55,498	68,098	247,136	248,072
Corporate	(33,546)	(34,992)	(116,530)	(110,805)
	205,223	230,393	700,892	728,714
Restructuring, integration and other expenses (Note 13)	(16,172)	(15,494)	(63,352)	(47,071)
Amortization of acquired intangible assets and other	(7,433)	(11,187)	(22,845)	(34,447)
	$181,618	$203,712	$614,695	$647,196
Sales, by geographic area:
Americas (1)	$2,433,904	$2,677,745	$7,958,408	$8,376,754
EMEA (2)	1,946,575	1,969,069	5,897,243	6,006,500
Asia/Pacific (3)	1,794,237	2,090,046	6,136,816	6,745,072
	$6,174,716	$6,736,860	$19,992,467	$21,128,326

(1)Includes sales from the United States of $2.20 billion and $2.39 billion for the quarters ended April 2, 2016, and March 28, 2015, respectively. Includes sales from the United States of $7.20 billion and $7.45 billion for the first nine months of fiscal 2016 and 2015, respectively.

(2)Includes sales from Germany and the United Kingdom of $749.4 million and $294.2 million, respectively, for the quarter ended April 2, 2016, and $2.31 billion and $975.3 million, respectively, for the first nine months of fiscal 2016. Includes sales from Germany and the United Kingdom of $688.7 million and $372.3 million, respectively, for the quarter ended March 28, 2015, and $2.22 billion and $1.12 billion, respectively, for the first nine months of fiscal 2015.

(3)Includes sales from China (including Hong Kong) and Taiwan of $627.1 million and $586.6 million, respectively, for the quarter ended April 2, 2016, and $2.05 billion and $2.27 billion, respectively, for the first nine months of fiscal 2016. Includes sales from China (including Hong Kong) and Taiwan of $667.5 million and $802.2 million, respectively, for the quarter ended March 28, 2015, and $2.13 billion and $2.62 billion, respectively, for the first

AVNET, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

nine months of fiscal 2015.

	April 2,	June 27,
	2016	2015
	(Thousands)
Assets:
Electronics Marketing	$6,669,914	$6,497,714
Technology Solutions	3,742,670	3,608,953
Corporate	712,876	693,286
	$11,125,460	$10,799,953
Property, plant, and equipment, net, by geographic area:
Americas (1)	$400,969	$358,063
EMEA (2)	179,850	182,311
Asia/Pacific	29,928	28,405
	$610,747	$568,779

(1)Includes property, plant and equipment, net, of $391.1 million and $352.2 million as of April 2, 2016, and June 27, 2015, respectively, in the United States.

(2)Includes property, plant and equipment, net, of $75.4 million and $73.1 million in Germany and Belgium, respectively, as of April 2, 2016, and $74.2 million and $74.7 million in Germany and Belgium, respectively, as of June 27, 2015.

13. Restructuring, integration and other expenses

Fiscal 2016

During the third quarter and first nine months of fiscal 2016, the Company took certain actions in an effort to reduce future operating expenses, including the continuation of the restructuring activities started in the fourth quarter of fiscal 2015. These actions include activities related to the Avnet Advantage initiative, which is focused on creating long-term operational efficiencies. In addition, the Company incurred integration and other costs as discussed further below.  The following table presents the restructuring, integration and other expenses recorded during the third quarter and first nine months of fiscal 2016:

	Quarter Ended	Nine Months Ended
	April 2, 2016	April 2, 2016
	(Thousands, except per share data)
Restructuring expenses	$7,874	$39,350
Integration costs	4,331	8,824
Other costs	4,614	16,749
Changes in estimates for prior year restructuring liabilities	(647)	(1,571)
Restructuring, integration and other expenses before tax	$16,172	$63,352
Restructuring, integration and other expenses after tax	$10,804	$42,029
Restructuring, integration and other expenses per share on a diluted basis	$0.08	$0.31

AVNET, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

The activity related to the restructuring liabilities established and other associated expenses incurred during fiscal 2016 is presented in the following table:

		Facility	Asset
	Severance	Exit Costs	Impairments	Other	Total
	(Thousands)
Fiscal 2016 restructuring expenses	$32,670	$4,863	$1,014	$803	$39,350
Cash payments	(23,735)	(2,058)	—	(267)	(26,060)
Non-cash amounts	—	479	(1,014)	(378)	(913)
Other, principally foreign currency translation	150	(57)	—	62	155
Balance at April 2, 2016	$9,085	$3,227	$—	$220	$12,532

Severance expense recorded in the first nine months of fiscal 2016 related to the reduction of approximately 560 employees, primarily in operations, sales and business support functions, in connection with cost reduction actions taken in both operating groups including the impact of a voluntary retirement program in the United States. Facility exit costs primarily consist of liabilities for remaining lease obligations for exited facilities. Asset impairments relate to the impairment of property, plant and equipment as a result of the underlying restructuring actions taken in fiscal 2016. Other restructuring costs related primarily to other miscellaneous restructuring and exit costs. Of the $39.4 million in restructuring expenses recorded during the first nine months of fiscal 2016, $22.0 million related to EM and $17.4 million related to TS. The Company expects the majority of the remaining severance and facility exit costs to be paid by the end of fiscal 2016.

Integration costs are primarily related to the integration of acquired businesses, the integration of certain regional and global businesses, the integration of significant information technology systems and incremental costs incurred as part of the consolidation, relocation and closure of warehouse and office facilities. Integration costs include certain consulting costs for significant new information technology systems and business operation integration assistance, facility moving costs, legal fees, travel, meeting, training, marketing and communication costs that are specifically and incrementally incurred as a result of such integration activities. Also included in integration costs are incremental salary costs specific to integration, consolidation and closure activities. Other costs consists primarily of professional fees incurred for acquisitions, costs incurred for businesses divested or closed in current or prior periods, any ongoing facilities operating costs associated with the consolidation, relocation and closure of facilities once such facilities have been vacated or substantially vacated, and other miscellaneous costs that relate to restructuring, integration and other expenses. Included in other costs during the first nine months of fiscal 2016 was $4.3 million of expense associated with Avnet’s estimated environmental remediation obligations related to certain legacy manufacturing operations that were divested several decades ago and $5.2 million of legal expenses related to lawsuits associated with operations of an acquired business prior to Avnet’s acquisition. The remaining integration and other costs in the first nine months of fiscal 2016 were comprised of many different costs, none of which were individually material.

AVNET, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

Fiscal 2015

During fiscal 2015, the Company incurred restructuring expenses related to various restructuring actions intended to achieve planned synergies from acquired businesses and to reduce future operating expenses. The following table presents the activity during the first nine months of fiscal 2016 related to the remaining restructuring liabilities established during fiscal 2015:

		Facility
	Severance	Exit Costs	Other	Total
	(Thousands)
Balance at June 27, 2015	$11,256	$3,210	$—	$14,466
Cash payments	(9,526)	(958)	—	(10,484)
Changes in estimates, net	(1,772)	(254)	—	(2,026)
Non-cash amounts	—	—	—	—
Other, principally foreign currency translation	2,821	(63)	—	2,758
Balance at April 2, 2016	$2,779	$1,935	$—	$4,714

As of April 2, 2016, the Company expects the majority of the remaining severance and facility exit cost liabilities to be paid by the end of fiscal 2016.

Fiscal 2014 and prior

As of June 27, 2015, there were $11.8 million of restructuring liabilities remaining related to restructuring actions taken in fiscal years 2014 and prior, the majority of which relates to facility exit costs. The remaining balance for such historical restructuring actions as of April 2, 2016, was $4.8 million, which is expected to be paid by the end of fiscal 2016.

Item 2.Management’s Discussion and Analysis of Financial Condition and Results of Operations

For a description of the Company’s critical accounting policies and an understanding of the significant factors that influenced the Company’s performance during the quarter ended April 2, 2016, this Management’s Discussion and Analysis of Financial Condition and Results of Operations (“MD&A”) should be read in conjunction with the consolidated financial statements, including the related notes, appearing in Item 1 of this Report, as well as the Company’s Annual Report on Form 10-K for the fiscal year ended June 27, 2015. The Company operates on a “52/53 week” fiscal year, and as a result, the first nine months of fiscal 2016 contained 40 weeks and the first nine months of fiscal 2015 contained 39 weeks. This extra week, which occurred in the first quarter of fiscal 2016, impacts the year-over-year analysis for the first nine months of fiscal 2016 in this MD&A.

There are references to the impact of foreign currency translation in the discussion of the Company’s results of operations. When the U.S. Dollar strengthens and the stronger exchange rates of the current year are used to translate the results of operations of Avnet’s subsidiaries denominated in foreign currencies, the resulting impact is a decrease in U.S. Dollars of reported results. Conversely, when the U.S. Dollar weakens and the weaker exchange rates of the current year are used to translate the results of operations of Avnet’s subsidiaries denominated in foreign currencies, the resulting impact is an increase in U.S. Dollars of reported results. In the discussion that follows, results excluding this impact, primarily for subsidiaries in Europe, the Middle East and Africa (“EMEA”) and Asia/Pacific, are referred to as “excluding the translation impact of changes in foreign currency exchange rates” or “constant currency.”

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

The reconciliation of operating income to adjusted operating income is presented in the following table:

	Third Quarters Ended		Nine Months Ended
	April 2,	March 28,	April 2,	March 28,
	2016	2015	2016	2015
	(Thousands)
Operating income	$181,618	$203,712	$614,695	$647,196
Restructuring, integration and other expenses	16,172	15,494	63,352	47,071
Amortization of acquired intangible assets and other	7,433	11,187	22,845	34,447
Adjusted operating income	$205,223	$230,393	$700,892	$728,714

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

OVERVIEW

Organization

Avnet, Inc., incorporated in New York in 1955, together with its consolidated subsidiaries (the “Company” or “Avnet”), is a global value-added distributor of electronic components, enterprise computer and storage products and software, IT solutions and services and embedded subsystems. Avnet creates a vital link in the technology supply chain that connects the world’s leading electronic component and computer product manufacturers and software developers with a global customer base of original equipment manufacturers, electronic manufacturing services providers, original design manufacturers, systems integrators, independent software vendors and value-added resellers. Avnet distributes electronic components, computer products and software, as received from its suppliers or through a customized solution, and offers assembly and other value-added services. In addition, Avnet provides engineering design, materials management and logistics services, system integration and configuration and supply chain services customized to meet specific requirements of both customers and suppliers.

Avnet’s two operating groups, — EM and TS, have operations in each of the three major economic regions of the world: the Americas; EMEA; and Asia/Pacific, consisting of Asia, Australia and New Zealand (“Asia”). A summary of each operating group is provided in Note 12, “Segment information” to the Company's consolidated financial statements included in this Quarterly Report on Form 10-Q.

Results of Operations

Executive Summary

Sales for the third quarter of fiscal 2016 were $6.17 billion, as compared to the third quarter of fiscal 2015 sales of $6.74 billion. The decrease in year-over-year reported sales of $562.1 million was the result of a $178.0 million decrease at EM and a $384.1 million decrease at TS. Sales decreased 6.9% year over year in constant currency as the result of a 3.3% decrease at EM and a 12.9% decrease at TS.

Gross profit margin of 11.9% increased 44 basis points compared to the third quarter of fiscal 2015 as a result of gross profit margin improvements at both EM and TS.

Operating income margin was 2.9% in the third quarter of fiscal 2016 as compared with 3.0% in the third quarter of fiscal 2015. Adjusted operating income margin was 3.3% in the third quarter of fiscal 2016 as compared to 3.4% in the third quarter of fiscal 2015. EM operating income margin decreased 15 basis points year over year to 4.5% and TS operating income margin decreased 11 basis points year over year to 2.6%. These decreases were primarily due to decreases in sales, partially offset by increases in gross profit margin and decreases in operating expenses.

During the third quarter of fiscal 2016, the Company generated $212.9 million of cash from operating activities compared to $60.1 million of cash from operating activities in the third quarter of fiscal 2015.

Sales

The following tables present the reconciliation of reported sales to organic sales for the third quarters and first nine months of fiscal 2016 and fiscal 2015.

	Third Quarter Ended	Nine Months Ended
			Acquisitions/
	As Reported and	As	Divestitures (1)/
	Organic Sales -	Reported -	Estimated	Organic Sales -
	Fiscal 2016	Fiscal 2016	Extra Week (2)	Fiscal 2016
	(Dollars in thousands)
Avnet, Inc.	$6,174,716	$19,992,467	$(464,098)	$19,528,369
EM	4,041,527	12,627,543	(300,000)	12,327,543
TS	2,133,189	7,364,924	(164,098)	7,200,826
EM
Americas	$1,192,695	$3,583,065	$(82,000)	$3,501,065
EMEA	1,330,751	3,798,262	(92,000)	3,706,262
Asia	1,518,081	5,246,216	(126,000)	5,120,216
TS
Americas	$1,241,209	$4,375,343	$(123,112)	$4,252,231
EMEA	615,824	2,098,981	(17,986)	2,080,995
Asia	276,156	890,600	(23,000)	867,600

	Third Quarter Ended			Nine Months Ended
	As			As
	Reported -	Acquisitions/	Organic Sales -	Reported -	Acquisitions/	Organic Sales -
	Fiscal 2015	Divestitures (1)	Fiscal 2015	Fiscal 2015	Divestitures (1)	Fiscal 2015
	(Dollars in thousands)
Avnet, Inc.	$6,736,860	$21,246	$6,758,106	$21,128,326	$94,110	$21,222,436
EM	4,219,528	—	4,219,528	13,028,812	—	13,028,812
TS	2,517,332	21,246	2,538,578	8,099,514	94,110	8,193,624
EM
Americas	$1,237,213	$—	$1,237,213	$3,652,114	$—	$3,652,114
EMEA	1,251,873	—	1,251,873	3,759,678	—	3,759,678
Asia	1,730,442	—	1,730,442	5,617,020	—	5,617,020
TS
Americas	$1,440,532	$6,630	$1,447,162	$4,724,640	$17,425	$4,742,065
EMEA	717,196	14,616	731,812	2,246,822	76,685	2,323,507
Asia	359,604	—	359,604	1,128,052	—	1,128,052

(1)	Includes the following second quarter of fiscal 2016 acquisitions:
•	Orchestra Service Gmbh acquired November 2015 in the TS EMEA Region
•	ExitCertified Corporation acquired January 2016 in the TS Americas Region

(2)	The impact of the additional week of sales in the first quarter of fiscal 2016 is estimated

The table below provides the year-over-year comparison of reported third quarter sales for Avnet and the EM and TS operating groups to organic sales to allow readers to better understand and assess the Company’s sales performance by operating group and region.

			Sales			Organic
			As Reported			Sales
	Sales	Sales	Year-Year %	Organic	Organic	Year-Year %
	As Reported	As Reported	Change in	Sales	Sales	Change in
	Q3-Fiscal	Year-Year	Constant	Q3-Fiscal	Year-Year	Constant
	2016	% Change	Currency	2016	% Change	Currency
	(Dollars in thousands)
Avnet, Inc.	$6,174,716	(8.3)%	(6.9)%	$6,174,716	(8.6)%	(7.2)%
EM	4,041,527	(4.2)	(3.3)	4,041,527	(4.2)	(3.3)
TS	2,133,189	(15.3)	(12.9)	2,133,189	(16.0)	(13.6)
EM
Americas	$1,192,695	(3.6)%	—	$1,192,695	(3.6)%	—
EMEA	1,330,751	6.3	9.4%	1,330,751	6.3	9.4%
Asia/Pacific	1,518,081	(12.3)	(12.3)	1,518,081	(12.3)	(12.3)
TS
Americas	$1,241,209	(13.8)%	—	$1,241,209	(14.2)%	—
EMEA	615,824	(14.1)	(10.8)%	615,824	(15.9)	(12.6)%
Asia/Pacific	276,156	(23.2)	(19.2)	276,156	(23.2)	(19.2)

Avnet sales for the third quarter of fiscal 2016 were $6.17 billion, a decrease of 8.3%, or $562.1 million, from the third quarter of fiscal 2015 sales of $6.74 billion with both EM and TS contributing toward this decline. Avnet sales in constant currency decreased 6.9% and organic sales in constant currency decreased 7.2% year over year.

EM sales of $4.04 billion in the third quarter of fiscal 2016 decreased 4.2% from the third quarter of fiscal 2015 sales of $4.22 billion and EM sales in constant currency decreased 3.3% year over year. On a regional basis, sales decreased 3.6% in the Americas region. Sales in constant currency increased 9.4% in EMEA primarily due to strong demand across the region. Sales decreased 12.3% in Asia primarily as a result of a lower level of high-volume supply chain engagements year over year.

TS sales of $2.13 billion in the third quarter of fiscal 2016 decreased 15.3% from the third quarter of fiscal 2015 sales of $2.52 billion. TS sales in constant currency decreased 12.9% and organic sales in constant currency declined 13.6% year over year. Sales in the Americas region decreased 13.8% year over year. Sales in EMEA decreased 14.1% and organic sales in constant currency decreased 12.6%. Sales in Asia decreased 23.2% and 19.2% in constant currency. Each of these decreases in sales was primarily due to lower overall demand for certain legacy datacenter products and from the impact of changes in product mix.  At a product level, declines in servers, storage and software were partially offset by increases in networking and services.

Avnet sales for the first nine months of fiscal 2016 were $19.99 billion, a decrease of 5.4% as compared to sales of $21.13 billion for the first nine months of fiscal 2015. EM sales of $12.63 billion for the first nine months of fiscal 2016 decreased 3.1% as compared to the first nine months of fiscal 2015 sales of $13.03 billion. TS sales of $7.36 billion for the first nine months of fiscal 2016 decreased 9.1% as compared to the first nine months of fiscal 2015 sales of $8.10 billion.

Gross Profit and Gross Profit Margins

Avnet gross profit for the third quarter of fiscal 2016 was $736.8 million, a decrease of $37.5 million, or 4.8%, from the third quarter of fiscal 2015 gross profit of $774.4 million, due to declines in sales at both EM and TS. Avnet gross profit margin of 11.9% increased 44 basis points from the third quarter of fiscal 2015. EM gross profit margin increased from the third quarter of fiscal 2015 primarily due to a lower level of high-volume supply chain engagements resulting in an increase in gross profit margin in the Asia region, partially offset by a decrease in the EMEA region. TS gross profit margin increased year over year primarily as a result of increases across all three regions primarily as a result of portfolio management and product mix difference between years.

Avnet gross profit and gross profit margins were $2.31 billion and 11.5%, respectively, for the first nine months of fiscal 2016 as compared with $2.41 billion and 11.4%, respectively for the first nine months of fiscal 2015. The decrease in gross profit was driven by lower sales at both EM and TS. Gross profit margin increased 15 basis points year over year as improvements at TS were offset by declines at EM.

Selling, General and Administrative Expenses

Selling, general and administrative expenses (“SG&A expenses”) were $539.0 million in the third quarter of fiscal 2016, a decrease of $16.1 million, or 2.9%, from the third quarter of fiscal 2015. The year-over-year decrease in SG&A expenses was primarily due to reductions at both EM and TS as a result of changes in foreign currency exchange rates between years, and the impact of prior restructuring actions partially offset by an increase in SG&A expenses for acquisitions and other costs, including employee merit compensation increases that took place in January 2016.

Metrics that management monitors with respect to its operating expenses are SG&A expenses as a percentage of sales and as a percentage of gross profit. In the third quarter of fiscal 2016, SG&A expenses as a percentage of sales were 8.7% and as a percentage of gross profit were 73.2% as compared with 8.2% and 71.7%, respectively, in the third quarter of fiscal 2015. SG&A expenses, excluding amortization of acquired intangibles, as a percentage of gross profit was 72.2% in the third quarter of fiscal 2016 as compared to 70.3% in the third quarter of fiscal 2015. SG&A expense as a percentage of gross profit at EM increased 145 basis points year over year primarily due to lower sales, partially offset by lower SG&A expenses. SG&A expense as a percentage of gross profit at TS increased 327 basis points year over year, primarily as a result of lower sales, partially offset by lower SG&A expenses.

SG&A expenses for the first nine months of fiscal 2016 were $1.63 billion, or 8.1% of Avnet sales, as compared with $1.71 billion, or 8.1% of Avnet sales, in the first nine months of fiscal 2015. SG&A expenses were 70.6% of gross profit in the first nine months of 2016 as compared with 71.2% in the first nine months of fiscal 2015.  SG&A expenses for the first nine months of fiscal 2016, excluding amortization of acquired intangibles, as a percentage of gross profit were 69.6% as compared with 69.7% for the first nine months of fiscal 2015. The decrease in SG&A expenses was primarily due to reductions at both EM and TS as a result of changes in foreign currency exchange rates between years, and the impact of prior restructuring actions partially offset by an increase in SG&A expenses for acquisitions and other costs.

Restructuring, Integration and Other Expenses

During the third quarter of fiscal 2016, the Company incurred restructuring expenses related to certain actions intended to reduce future operating expenses. These actions include activities related to the Avnet Advantage initiative, which is focused on creating long-term operational efficiencies. In addition, the Company incurred integration and other costs primarily associated with the integration of acquired businesses, the integration of certain global and regional businesses, the integration of significant information technology systems and other costs associated with the acquisition of and the closure or divestiture of certain businesses. As a result, the Company recorded restructuring, integration and other expenses of $16.2 million during the third quarter of fiscal 2016. The Company recorded $7.9 million of restructuring costs and expects to realize approximately $12.0 million in incremental annualized operating cost savings once such restructuring actions are completed. The incremental annualized cost savings are expected to benefit EM by approximately $5.0 million and TS by approximately $7.0 million. The Company also incurred integration costs of $4.3 million, other costs of $4.6 million and a net reversal of $0.6 million for changes in estimates for costs associated with prior year restructuring actions. The after tax impact of restructuring, integration, and other expenses was $10.8 million and $0.08 per share on a diluted basis for the third quarter of fiscal 2016.

During the first nine months of fiscal 2016, the Company incurred restructuring, integration and other expenses of $63.3 million, including restructuring costs of $39.4 million, integration costs of $8.8 million, other costs of $16.7 million and a net reversal for changes in estimates for costs associated with previous restructuring actions of $1.6 million. The after tax impact of restructuring, integration and other expenses for the first nine months of fiscal 2016 was $42.0 million and $0.31 per share on a diluted basis. The Company expects to realize approximately $40.0 million in incremental annualized cost savings as a result of restructuring actions taken in the first nine months of fiscal 2016 once such restructuring actions are completed. The incremental annualized cost savings are expected to benefit EM by approximately $17.0 million and TS by approximately $23.0 million.

Comparatively, in the third quarter of fiscal 2015, restructuring, integration and other expenses were $15.5 million. The after tax impact of restructuring, integration, and other expenses was $12.0 million and $0.09 per share on a diluted basis.

In the first nine months of fiscal 2015, restructuring, integration and other expenses were $47.1 million. The after tax impact of restructuring, integration and other expenses for the first nine months of fiscal 2015 was $35.4 million and $0.25 per share on a diluted basis.

See Note 13, “Restructuring, integration and other expenses” to the Company's consolidated financial statements included in this Quarterly Report on Form 10-Q for additional information related to restructuring, integration and other expenses.

Operating Income

During the third quarter of fiscal 2016, the Company generated operating income of $181.6 million, representing a 10.8% decrease compared to the third quarter of fiscal 2015 operating income of $203.7 million. Adjusted operating income was $205.2 million, or 3.3% of sales, in the third quarter of fiscal 2016 as compared with $230.4 million, or 3.4% of sales, in the third quarter of fiscal 2015. EM operating income of $183.3 million decreased $14.0 million, or 7.1% year over year and operating income margin decreased 15 basis points to 4.5% from 4.7%. TS operating income of $55.5 million decreased $12.6 million, or 18.5% year over year and operating income margin decreased 11 basis points to 2.6% from 2.7%. These decreases in operating income margin were primarily due to lower sales partially offset by increases in gross profit margin and lower operating expenses.

Operating income for the first nine months of fiscal 2016 was $614.7 million, or 3.1% of Avnet sales, as compared with $647.2 million, or 3.1% of Avnet sales for the first nine months of fiscal 2015. Adjusted operating income for the first nine months of fiscal 2016 was $700.9 million, or 3.5% of Avnet sales, as compared with $728.7 million, or 3.4% of Avnet sales for the first nine months of fiscal 2015.

Interest Expense and Other Income (Expense), Net

Interest expense in the third quarter of fiscal 2016 was $23.3 million, a decrease of $0.6 million or 2.5%, as compared with interest expense of $23.9 million in the third quarter of fiscal 2015. Interest expense in the first nine months of fiscal 2016 was $69.3 million, a decrease of $2.6 million or 3.7%, as compared with interest expense of $71.9 million in the first nine months of fiscal 2015. The decrease in interest expense in the third quarter and first nine months of fiscal 2016 was primarily related to the repayment at maturity of the $250.0 million 6.00% Notes in September 2015 and a corresponding lower average borrowing rate, partially offset by an increase in average borrowings during the third quarter of 2016.

During the third quarter of fiscal 2016, the Company had $2.2 million of other income as compared with $8.9 million of other expense in the third quarter of fiscal 2015. During the first nine months of fiscal 2016, the Company had $10.1 million of other expenses as compared with $16.0 million of other expenses in the first nine months of fiscal 2015. The decrease in other expense in the third quarter and first nine months of fiscal 2016 is primarily attributable to the greater strengthening of the U.S. Dollar relative to foreign currencies in fiscal 2015 compared to fiscal 2016 and the corresponding higher costs incurred to purchase forward foreign currency exchange contracts in order to economically hedge such foreign currency exposures.

Income Tax Expense

The Company’s effective tax rate on its income before income taxes was 23.1% in the third quarter of fiscal 2016 as compared with 28.9% in the third quarter of fiscal 2015. During the third quarter of fiscal 2016, the Company’s effective tax rate was favorably impacted primarily by (i) the mix of income in lower tax jurisdictions and (ii) the release of reserves related to the expiration of statutes of limitation. During the third quarter of fiscal 2015, the Company’s effective tax rate was favorably impacted primarily by (i) the mix of income in lower tax jurisdictions partially offset by (ii) an increase due to the write-off of a deferred tax asset.

For the first nine months of fiscal 2016 and 2015, the Company’s effective tax rate was 23.5% and 26.1%, respectively. The effective tax rate for the first nine months of fiscal 2016 was favorably impacted primarily by (i) the mix of income in lower tax jurisdictions, (ii) the release of valuation allowances against deferred tax assets that were determined to be realizable and (iii) the release of reserves related to audit settlements and the expiration of statutes of limitation. The effective tax rate for the first nine months of fiscal 2015 was favorably impacted by (i) the mix of income in lower tax rate jurisdictions and (ii) the release of reserves, primarily related to the formal deregistration of a foreign branch and the settlement of an audit in a foreign jurisdiction.

See Note 7, “Income taxes” to the Company’s consolidated financial statements included in this Quarterly Report on Form 10-Q for additional information on the Company's effective tax rate.

Net Income

As a result of the factors described in the preceding sections of this MD&A, the Company’s net income for the third quarter of fiscal 2016 was $123.5 million, or $0.94 per share on a diluted basis, as compared with $121.5 million, or $0.88 per share on a diluted basis, in the third quarter of fiscal 2015.

As a result of the factors described in the preceding sections of this MD&A, the Company’s net income for the first nine months of fiscal 2016 was $409.7 million, or $3.05 per share on a diluted basis, as compared with $413.2 million, or $2.97 per share on a diluted basis, in the first nine months of fiscal 2015.

LIQUIDITY AND CAPITAL RESOURCES

Cash Flow

Cash Flow from Operating Activities

During the first nine months of fiscal 2016, the Company generated $297.1 million of cash from its operating activities compared to a cash generation of $284.6 million in the first nine months of fiscal 2015. These operating cash flows are comprised of: (i) cash flow generated from net income, adjusted for the impact of non-cash and other items, which includes depreciation and amortization expenses, deferred income taxes, stock-based compensation expense and other non-cash items (including provisions for doubtful accounts and periodic pension costs) and (ii) cash flows used for, or generated from, working capital and other, excluding cash and cash equivalents. Cash used for working capital and other was $300.2 million during the first nine months of fiscal 2016, including an increase in inventories of $319.9 million, decreases in accounts payable of $74.5 million and accrued expenses and other of $87.6 million, partially offset by a decrease in accounts receivable of $181.7 million. Comparatively, cash used for working capital and other was $368.3 million during the first nine months of fiscal 2015, including increases in inventories of $90.0 million, accounts receivable of $186.0 million and a decrease in accrued expenses and other of $210.8 million, partially offset by an increase in accounts payable of $118.4 million.

Cash Flow from Financing Activities

During the first nine months of fiscal 2016, the Company received net proceeds of $542.0 million as a result of the issuance of $550.0 million of 4.625% Notes due April 2026 and $448.5 million from borrowings of bank and other debt. During the first nine months of fiscal 2016, the Company repaid upon maturity the $250 million of 6.00% Notes due

September 2015 and made net repayments of $400.0 million under the Company's accounts receivable securitization program. During the first nine months of fiscal 2016, the Company paid dividends on common stock of $66.9 million and repurchased $334.2 million of common stock.

During the first nine months of fiscal 2015, the Company received net proceeds of $110.0 million under the Company's accounts receivable securitization program and made net repayments of $96.4 million for bank and other debt. During the first nine months of fiscal 2015, the Company paid dividends on common stock of $65.6 million and repurchased $147.6 million of common stock.

Cash Flow from Investing Activities

During the first nine months of fiscal 2016, the Company used $19.7 million of cash for acquisitions, net of cash acquired, and used $111.1 million for capital expenditures primarily related to information system development costs, computer hardware and software purchases and facilities costs. Additionally, the Company received proceeds of $8.4 million from other investing activities.

During the first nine months of fiscal 2015, the Company used $133.4 million for capital expenditures and $8.8 million for other investing activities.

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

Financing Transactions

See Note 4, “Debt” to the Company’s consolidated financial statements included in this Quarterly Report on Form 10-Q for additional information on financing transactions including the Credit Facility, the Program and the outstanding Notes as of April 2, 2016. The Company was in compliance with all covenants under the Credit Facility and the Program as of April 2, 2016.

The Company has several lines of credit and other forms of bank debt in the U.S. and various foreign locations to fund the short-term working capital, foreign exchange, overdraft and letter of credit needs of its wholly owned subsidiaries primarily in EMEA and Asia. Avnet generally guarantees its subsidiaries’ obligations under such debt facilities.

Liquidity

The Company held cash and cash equivalents of $1,036.5 million as of April 2, 2016, of which $966.8 million was held outside the United States. As of June 27, 2015, the Company held cash and cash equivalents of $932.6 million, of which $855.8 million was held outside of the United States.

As of the end of the third quarter of fiscal 2016, the Company had a combined total borrowing capacity of $2.15 billion under the Credit Facility and the Program. There were $422.2 million in borrowings outstanding and $4.9 million in letters of credit issued under the Credit Facility and $250.0 million in borrowings outstanding under the Program, resulting in approximately $1.47 billion of total availability as of April 2, 2016. Availability under the Program is subject to the Company having sufficient eligible trade accounts receivable to support desired borrowings. During the third quarter and first nine months of fiscal 2016, the Company had an average daily balance outstanding of approximately $446.8 million and $353.0 million, respectively, under the Credit Facility and approximately $751.2 million and $738.9 million, respectively, under the Program. During the third quarter and first nine months of fiscal 2015, the Company had an average daily balance outstanding of approximately $85.0 million and $50.0 million, respectively, under the Credit Facility and approximately $834.0 million and $793.0 million, respectively, under the Program. The Company expects to use cash on hand and available borrowing capacity in order to repay the $300.0 million of 6.63% Notes due September 2016. The Company expects to renew or replace the Program on similar terms, subject to market conditions, before its maturity in August 2016.

During periods of weakening demand in the electronic components and enterprise computer solutions industry, the Company typically generates cash from operating activities. Conversely, the Company is more likely to use operating cash flows for working capital requirements during periods of higher growth. During the third quarter of fiscal 2016, the Company generated $212.9 million from operating activities. The Company generated $596.5 million from operating activities over the trailing four fiscal quarters ended April 2, 2016.

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

During the first nine months of fiscal 2016, the Company utilized $19.7 million of cash, net of cash acquired, for acquisitions. The Company has made, and expects to continue to make, strategic investments through acquisition activity to the extent the investments strengthen Avnet’s competitive position and meet management’s return on capital thresholds.

In addition to continuing to make investments in acquisitions, as of April 2, 2016, the Company may repurchase up to an aggregate of $221.7 million of shares of the Company’s common stock through a $1.25 billion share repurchase program approved by the Board of Directors. The Company may repurchase stock from time to time at the discretion of management, subject to strategic considerations, market conditions and other factors. The Company may terminate or limit the share repurchase program at any time without prior notice. The timing and actual number of shares repurchased will depend on a variety of factors such as share price, corporate and regulatory requirements, and prevailing market conditions. Since the beginning of the repurchase program through the end of the third quarter of fiscal 2016, the Company has repurchased 30.2 million shares of stock at an aggregate cost of $1.03 billion. Shares repurchased were retired. Additionally, the Company currently expects to pay quarterly cash dividends on shares of its common stock, subject to approval of the Board of Directors. During the third quarter of fiscal 2016, the Board of Directors approved a dividend of $0.17 per share, which resulted in $21.9 million of dividend payments during the quarter.

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

See Item 7A, Quantitative and Qualitative Disclosures About Market Risk, in the Company’s Annual Report on Form 10-K for the fiscal year ended June 27, 2015, for further discussion of market risks associated with foreign currency exchange rates and interest rates. Avnet’s exposure to such risks has not changed materially since June 27, 2015, as the Company continues to economically hedge the majority of its foreign currency exchange exposures. Thus, any increase or decrease in fair value of the Company’s forward foreign currency exchange contracts is generally offset by an opposite effect on the related hedged position. For interest rate risk, the Company continues to maintain a combination of fixed and variable rate debts to mitigate the exposure to fluctuation in market interest rates.

See Liquidity and Capital Resources — Financing Transactions appearing in Item 2 of this Form 10-Q for further discussion of the Company’s financing transactions and capital structure. As of April 2, 2016, 75% of the Company’s debt bears interest at a fixed rate and 25% of the Company’s debt bears interest at variable rates. Therefore, a hypothetical 1.0% (100 basis points) increase in interest rates would result in a $1.4 million decrease in income before income taxes in the Company’s consolidated statement of operations for the third quarter of fiscal 2016.

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

During the third quarter of fiscal 2016, there were no changes to the Company’s internal control over financial reporting (as defined in Rule 13a-15(f) of the Exchange Act) that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

Subsequent to the third quarter of fiscal 2016, the Company implemented a new ERP system to support the EM Americas region. This implementation has resulted in changes to certain internal controls over financial reporting. The Company performed pre-implementation procedures and is in the process of performing post-implementation procedures to ensure the effectiveness of internal controls over financial reporting as a result of such implementation.

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

Item 1A.Risk Factors

This Quarterly Report on Form 10-Q (“Quarterly Report”) contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended and Section 21E of the Securities Exchange Act of 1934, as amended, with respect to the financial condition, results of operations and business of the Company. You can find many of these statements by looking for words like “believes,” “plans,” “expects,” “anticipates,” “should,” “will,” “may,” “estimates” or similar expressions in this Quarterly Report or in documents incorporated by reference in this Quarterly Report. These forward-looking statements are subject to numerous assumptions, risks and uncertainties. You should understand that the following important factors, in addition to those discussed elsewhere in this Quarterly Report and in the Company’s Annual Report on Form 10-K for the fiscal year ended June 27, 2015, could affect the Company’s future results of operations, and could cause those results or other outcomes to differ materially from those expressed or implied in the forward-looking statements:

•	the effect of global economic conditions, including the current global economic uncertainty;

•	competitive pressures among distributors of electronic components and computer products;

•	an industry down-cycle in semiconductors, IT hardware or software products;

•	relationships with key suppliers and allocations of products by suppliers;

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

The discussion of Avnet’s business and operations should be read together with the risk factors contained in Item 1A of its Annual Report on Form 10-K for the fiscal year ended June 27, 2015, which describe various risks and uncertainties to which the Company is or may become subject. These risks and uncertainties have the potential to affect Avnet’s business, financial condition, results of operations, cash flows, strategies or prospects in a material and adverse manner. As of April 2, 2016, there have been no material changes to the risk factors set forth in the Company’s Annual Report on Form 10-K for the fiscal year ended June 27, 2015.

Item 2.Unregistered Sales of Equity Securities and Use of Proceeds

The Company’s Board of Directors has approved the repurchase of up to $1.25 billion of the Company’s common stock under the Company’s share repurchase program. The following table includes the Company’s monthly purchases of the Company’s common stock during the third quarter of fiscal 2016, under the share repurchase program, which is part of a publicly announced plan.

			Total Number of	Approximate Dollar
	Total	Average	Shares Purchased	Value of Shares That
	Number	Price	as Part of Publicly	May Yet Be
	of Shares	Paid per	Announced Plans	Purchased under the
Period	Purchased	Share	or Programs	Plans or Programs
January	1,862,544	$39.00	1,862,544	$294,809,000
February	1,393,632	$39.93	1,393,632	$239,168,000
March	412,521	$42.35	412,521	$221,699,000

Item 6.Exhibits

Exhibit
Number	Exhibit
4.1	Form of Officers’ Certificate setting forth the terms of the 4.625% Notes due 2026 (incorporated herein by reference to the Company’s Current Report on Form 8-K dated March 22, 2016, Exhibit 4.1).

10.1*	Amendment No. 8 dated as of March 16, 2016, to the Second Amended and Restated Receivables Purchase Agreement.

31.1*	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2*	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1**	Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2**	Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS*	XBRL Instance Document.

101.SCH*	XBRL Taxonomy Extension Schema Document.

101.DEF*	XBRL Taxonomy Extension Definition Linkbase Document.

101.CAL*	XBRL Taxonomy Extension Calculation Linkbase Document.

101.LAB*	XBRL Taxonomy Extension Label Linkbase Document.

101.PRE*	XBRL Taxonomy Extension Presentation Linkbase Document.

*	Filed herewith.
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

Date: April 28, 2016