Form 10-K
period 2016-07-02
AVNET INC
filed 2016-08-12
CIK 8858

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-K

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended July 2, 2016

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑

The aggregate market value (approximate) of the registrant’s common equity held by non-affiliates based on the closing price of a share of the registrant’s common stock for New York Stock Exchange composite transactions on December 31, 2015 (the last business day of the registrant’s most recently completed second fiscal quarter) was $5,598,302,926.

As of July 29, 2016, the total number of shares outstanding of the registrant’s Common Stock was 127,365,721 shares, net of treasury shares.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the registrant’s definitive proxy statement (to be filed pursuant to Reg. 14A) relating to the Annual Meeting of Shareholders anticipated to be held on November 10, 2016,  are incorporated herein by reference in Part III of this Report.

PART I

Item 1. Business

Avnet, Inc., incorporated in New York in 1955, together with its consolidated subsidiaries (the “Company” or “Avnet”), is a global value-added distributor of electronic components, enterprise computer, networking and storage products and software, IT solutions and services and embedded subsystems. Avnet creates a vital link in the technology supply chain that connects the world’s leading electronic component and computer product manufacturers and software developers with a global customer base of original equipment manufacturers (“OEMs”), electronic manufacturing services (“EMS”) providers, original design manufacturers (“ODMs”), systems integrators (“SIs”), independent software vendors (“ISVs”) and value-added resellers (“VARs”). Avnet distributes electronic components, computer products and software, as received from its suppliers or through a customized solution, and offers assembly and other value-added services.

Organizational Structure

Avnet has two primary operating groups — Electronics Marketing (“EM”) and Technology Solutions (“TS”). Both operating groups have operations in each of the three major economic regions of the world: the Americas; Europe, the Middle East and Africa (“EMEA”); and Asia/Pacific, consisting of Asia, Australia and New Zealand (“Asia”). Each operating group has its own management team led by a group president and includes regional leaders and senior executives within the operating group who manage various functions within such businesses. Each operating group also has distinct financial reporting that is evaluated at the executive level on which operating decisions and strategic planning for the Company as a whole are made. Divisions (“business units”) exist within each operating group that serve primarily as sales and marketing units to further streamline the sales and marketing efforts within each operating group and enhance each operating group’s ability to work with its customers and suppliers, generally along more specific product lines or geographies. However, each business unit relies heavily on the support services provided by the operating groups as well as centralized support at the Corporate level.

A description of each operating group is presented below. Further financial information by operating group and region is provided in Note 16 “Segment information” to the consolidated financial statements appearing in Item 15 of this Annual Report on Form 10-K.

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

Electronics Marketing

EM markets and sells semiconductors, interconnect, passive and electromechanical devices (“IP&E”) and embedded products for the world’s leading electronic component manufacturers. With a global reach that extends to more than 70 countries, EM’s products and services cater to a diverse customer base serving many end-markets including automotive, communications, computer hardware and peripherals, industrial and manufacturing, medical equipment, and defense and aerospace. EM also offers an array of customer support that help customers evaluate, design-in and procure electronic components throughout the lifecycle of their technology products and systems. By working with EM, customers and suppliers can accelerate their time to market and realize cost efficiencies in both the design and manufacturing process.

EM Design Chain Solutions

EM offers design chain support for suppliers that provides customer engineers with a host of technical design solutions, which help make it economically viable to reach a customer segment that seeks complex products and technologies. With access to a suite of design tools and engineering support from any point in the design cycle, customers can get product specifications along with evaluation kits and reference designs that enable a broad range of applications from concept through detailed design including new product introduction. EM also offers engineering and technical resources deployed globally to support product design, bill of materials development and technical education and training. By utilizing EM’s design chain support, customers can optimize their component selection and accelerate their time to market. The extensive product line card EM offers provides customers access to a diverse range of products from a complete spectrum of electronic component manufacturers.

EM Supply Chain Solutions

EM supply chain support and logistical services provide end-to-end solutions focused on OEMs, EMS providers and electronic component manufacturers, enabling them to optimize supply chains on a local, regional or global basis. By combining internal competencies in global warehousing and logistics, finance, information technology and asset management with its global footprint and extensive partner relationships, EM’s supply chain support and services develop a deeper level of engagement with its customers. These customers can continuously manage their supply chains to meet the demands of a competitive environment globally without a commensurate investment in physical assets, systems and personnel. With supply chain planning tools and a variety of inventory management solutions, EM can provide unique solutions that meet a customer’s just-in-time requirements and minimize risk in a variety of scenarios including lean manufacturing, demand flow and outsourcing.

Embedded Solutions

EM Embedded provides embedded computing solutions including technical design, integration and assembly to developers of application-specific computing solutions in the non-PC market. EM Embedded also provides solutions for intelligent embedded and innovative display solutions primarily targeting industrial applications, including touch and passive displays. In addition, EM Embedded develops and manufactures standard board and industrial subsystems and application-specific devices that enable it to produce specialized systems tailored to specific customer requirements. EM Embedded serves OEMs that require embedded systems and solutions, including engineering, product prototyping, integration and other value-added services in the medical, telecommunications, industrial and digital editing markets.

EM Sales and Marketing Divisions

Each of EM’s regions has sales and marketing business units that generally focus on a specific geography, customer segment, or particular product lines. The business units offer access to one of the industry’s broadest product line cards and convenient one-stop shopping with an emphasis on responsiveness, engineering support, on-time delivery and quality. Certain support services are made available to the individual business units through shared support service units. Customers are further supported by a sophisticated e-Commerce platform, which includes a host of powerful functions such as parametric search capabilities for component part selection, bill of material optimization and component cross-referencing. The platform enables end-to-end online service from part and available inventory searches, price checking and ordering to online payment.

Technology Solutions

As a leading global IT solutions distributor, TS works with its business partners in the supply chain to create and deliver effective datacenter and IT lifecycle solutions that solve the business challenges of end-users around the world. These IT solutions span the entire IT lifecycle and are sold and delivered to a variety of TS’ customer partners, including VARs, ISVs, SIs and OEMs. These solutions can include any combination of hardware, software and supplies, and TS provided services that address among other items, infrastructure and application management, cloud computing, automation, orchestration, datacenter transformation, security, big data, aftermarket and IT lifecycle services, and multilingual vendor accredited training. In addition, TS provides the latest hard disk drives and microprocessor, motherboard and DRAM module technologies to personal computing integrators and VARs.

Customer partners rely on TS’ supplier relationships and experienced logistics, sales, marketing, financial, technical and IT experts to help them identify and capitalize on business opportunities in high-growth technologies, vertical markets and geographies. Suppliers rely on TS’ technology expertise and global scale and scope to broaden their customer base and grow sales in markets around the world. TS and its ecosystem of highly trained and knowledgeable channel partners serve as an extension of suppliers' salesforces to sell and deliver end-to-end IT solutions to end users. Through dedicated practices and partnerships, TS and its channel partners provide the education, tools, resources, skills and support needed around technologies like storage, networking and security, along with industry-leading solutions and services incorporating next-generation technologies like big data and analytics, cloud computing and converged infrastructure. They also provide the specialization required to successfully implement and maintain these solutions in vertical markets, including energy, finance, government, healthcare and retail.

To continue to meet customer expectations in an evolving IT ecosystem, TS and its channel partners are focused on delivering solutions that expand end users' product delivery capabilities, extend their reach and resources, and enhance project success and return on investment for deployments that span the entire IT lifecycle.

Acquisitions

Avnet has historically pursued business acquisitions to further its strategic objectives and support key business initiatives. This acquisition program was a significant factor in Avnet becoming one of the largest value-added distributors of electronic components, enterprise computer, networking and storage products and software, IT solutions and services and embedded subsystems. Avnet expects to continue to pursue strategic acquisitions to expand its market presence, increase its scale and scope, and increase its product and service offerings.

During fiscal 2016, the Company completed two acquisitions with aggregate annualized sales of approximately $120.0 million. See Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations in Part II of this Annual Report on Form 10-K for additional information on acquisitions completed during fiscal 2016.

Major Products

One of Avnet’s competitive strengths is the breadth and quality of the suppliers whose products it distributes. IBM products accounted for approximately 11%, 11% and 13% of the Company’s consolidated billings during fiscal 2016, 2015 and 2014, respectively, and was the only supplier from which billings of its products, software and services exceeded 10% of consolidated billings. Listed in the table below are the major product categories and the Company’s approximate sales of each during the past three fiscal years. Fiscal 2016 contained 53 weeks compared to 52 weeks in the other fiscal years presented.

	Years Ended
	July 2,	June 27,	June 28,
	2016	2015	2014
	(Millions)
Semiconductors	$14,654.0	$15,715.8	$14,558.4
Computer products, software and services	9,025.6	9,614.2	10,571.6
Connectors, passives, electromechanical and other	2,539.7	2,594.7	2,369.7
Sales	$26,219.3	$27,924.7	$27,499.7

Competition & Markets

The electronic components and IT solutions industries continue to be extremely competitive and are subject to rapid technological advances. The Company’s major competitors include Arrow Electronics, Inc., Future Electronics and World Peace Group, and, to a lesser extent, Ingram Micro, Inc. and Tech Data Corp. There are also certain smaller, specialized competitors who generally focus on narrower regions, markets, products or particular sectors. In addition, the Company may compete with its own suppliers that maintain a direct salesforce. As a result of these factors, Avnet must remain competitive in its pricing of products and services.

A key competitive factor in the electronic component and IT solutions distribution industry is the need to carry a sufficient amount of inventory to meet customers’ rapid delivery requirements. To minimize its exposure related to inventory on hand, the majority of the Company’s products are purchased pursuant to non-exclusive distributor agreements, which typically provide certain protections for product obsolescence and price erosion. These agreements are generally cancelable upon 30 to 180 days’ notice and, in most cases, provide for or require inventory return privileges upon cancellation. In addition, the Company enhances its competitive position by offering a variety of value-added services, which entail the performance of services and/or customer support tailored to individual customer specifications and business needs such as point of use replenishment, testing, assembly, supply chain management and materials management. For the last three fiscal years ended July 2, 2016, sales of services constituted less than 10% of the Company’s total sales.

A competitive advantage is the breadth of the Company’s supplier product line card. Because of the number of Avnet’s suppliers, many customers can simplify their procurement process and make all of their required purchases from Avnet, rather than purchasing from several different vendors.

Seasonality

Historically, Avnet’s business has not been materially impacted by seasonality, with the exception of a relatively minor impact on consolidated results from the growth in sales at the TS business during the December quarter primarily driven by the calendar year end selling and buying patterns of key suppliers and customers, respectively.

Number of Employees

At July 2, 2016, Avnet had approximately 17,700 employees compared to 18,800 employees at June 27, 2015, and 19,000 at June 28, 2014.

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

Economic weakness and geopolitical uncertainty could adversely affect the Company’s results and prospects.

The Company’s financial results, operations and prospects depend significantly on worldwide economic and geopolitical conditions, the demand for its products and services, and the financial condition of its customers and suppliers. Economic weakness and geopolitical uncertainty have in the past resulted, and may result in the future, in decreased sales, margins and earnings. Economic weakness and geopolitical uncertainty may also lead the Company to impair assets, including goodwill, intangible assets and other long-lived assets, take restructuring actions and reduce expenses in response to decreased sales or margins. The Company may not be able to adequately adjust its cost structure in a timely fashion, which may adversely impact its profitability. Uncertainty about economic conditions may increase foreign currency volatility in markets in which the Company transacts business, which may negatively impact the Company’s results. Economic weakness and geopolitical uncertainty also make it more difficult for the Company to manage inventory levels and/or collect customer receivables, which may result in provisions to create reserves, write-offs, reduced access to liquidity and higher financing costs.

The Company experiences significant competitive pressure, which may negatively impact its results.

The market for the Company’s products and services is very competitive and subject to rapid technological advances, new market entrants, non-traditional competitors, changes in industry standards and changes in customer needs and consumption models. Not only does the Company compete with other global distributors, it also competes for customers with regional distributors and some of the Company’s own suppliers that maintain direct sales efforts. In addition, as the Company expands its offerings and geographies, the Company may encounter increased competition from current or new competitors. The Company’s failure to maintain and enhance its competitive position could adversely affect its business and prospects. Furthermore, the Company’s efforts to compete in the marketplace could cause deterioration of gross profit margins and, thus, overall profitability.

The size of the Company’s competitors vary across market sectors, as do the resources the Company has allocated to the sectors and geographic areas in which it does business. Therefore, some competitors may have greater resources or a more extensive customer or supplier base than the Company has in one or more of its market sectors and geographic areas, which may result in the Company not being able to effectively compete in certain markets which could impact the Company’s profitability and prospects.

Changes in customer needs and consumption models could significantly affect the Company’s operating results.

Changes in customer needs and consumption models may cause a decline in the Company’s billings, which would have a negative impact on the Company’s financial results. As end users migrate to cloud-based IT infrastructure and software-as-a-service, the Company’s sales of hardware products may be reduced, thereby negatively impacting the Company’s results. Further, economic weakness may cause a decline in spending on information technology, hardware or software products, which could have a negative impact on TS. While the Company attempts to identify changes in market conditions as soon as possible, the dynamics of these industries make prediction of and timely reaction to such changes difficult. Future downturns in the semiconductor and technology industries could adversely affect the Company’s operating results and negatively impact the Company’s ability to maintain its current profitability levels. In addition, the semiconductor and IT industries have historically experienced periodic fluctuations in product supply and demand, often associated with changes in economic conditions, technology and manufacturing capacity. During each of the last three fiscal years, sales of semiconductors represented approximately 50% of the Company’s consolidated sales, and the Company’s sales, particularly those of EM, closely follow the strength or weakness of the semiconductor industry.

Failure to maintain or add relationships with key suppliers could adversely affect the Company’s sales.

One of the Company’s competitive strengths is the breadth and quality of the suppliers whose products the Company distributes. However, billings of products and services from one of the Company’s suppliers, IBM, accounted for approximately 11% of the Company’s consolidated billings in fiscal 2016. Management expects IBM products and services to continue to account for roughly a similar percentage of the Company’s consolidated billings in fiscal 2017. The Company’s contracts with its suppliers, including those with IBM, vary in duration and are generally terminable by either party at will upon notice. To the extent IBM or other primary suppliers significantly reduce their volume of business with the Company in the future, because of a product shortage, an unwillingness to do business with Avnet, changes in strategy or otherwise, the Company’s business and relationships with its customers could be negatively affected because its customers depend on the Company’s distribution of technology hardware and software from the industry’s leading suppliers. In addition, suppliers’ strategy shifts or performance issues may negatively affect the Company’s financial results. The competitive landscape has also experienced a consolidation among suppliers, which could negatively impact the Company’s profitability and customer base. Further, to the extent that any of the Company’s key suppliers modify the terms of their contracts including, without limitation, the terms regarding price protection, rights of return, rebates or other terms that protect or enhance the Company’s gross margins, it could negatively affect the Company’s results of operations, financial condition or liquidity.

The technology industry is characterized by rapid innovation and the frequent introduction of new and enhanced hardware, software and services offerings. The Company’s success is dependent, in part, on its ability to distribute cutting-edge emerging technology. To the extent that the Company is not able to distribute a product that is highly in demand in one or more geographic areas, or the Company is unable to develop relationships with new technology suppliers that it has not historically represented, the Company’s business and results of operations could be adversely impacted.

The Company’s non-U.S. locations represent a significant portion of its sales and, consequently, the Company is exposed to risks associated with operating internationally.

During fiscal 2016, 2015 and 2014 approximately 64%, 64% and 65%, respectively, of the Company’s sales came from its operations outside the United States. As a result of the Company’s international operations, in particular those in emerging and developing economies, the Company’s operations are subject to a variety of risks that are specific to international operations, including, but not limited to, the following:

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

The Company is dependent on its information systems to facilitate the day-to-day operations of the business and to produce timely, accurate and reliable information on financial and operational results. Currently, the Company’s global operations are tracked with multiple information systems, some of which are subject to ongoing IT projects designed to streamline or optimize the Company’s global information systems. These IT projects are extremely complex, in part, because of a wide range of processes, the multiple legacy systems used and the Company’s business operations. There is no guarantee that the Company will be successful at all times in these efforts or that there will not be implementation or integration difficulties that will adversely affect the Company’s ability to complete business transactions and ensure accurate recording and reporting of financial data. In addition, the Company may be unable to achieve the expected efficiencies and cost savings as a result of the IT projects, thus negatively impacting the Company’s financial results. A failure of any of these information systems in a way described above or material difficulties in upgrading these information systems could have an adverse effect on the Company’s business, internal controls and reporting obligations under federal securities laws.

The Company’s acquisition strategy may not produce the expected benefits, which may adversely affect the Company’s results of operations.

Avnet has made, and expects to continue to make, strategic acquisitions or investments in companies around the world to further its strategic objectives and support key business initiatives. Acquisitions and investments involve risks and uncertainties, some of which may differ from those associated with Avnet’s historical operations. The risks relating to such acquisitions and investments include, but are not limited to, risks relating to expanding into emerging markets and business areas, adding additional product lines and services, impacting existing customer and supplier relationships, incurring costs or liabilities associated with the companies acquired and diverting management’s attention from existing business operations. As a result, the Company’s profitability may be negatively impacted. In addition, the Company may not be successful in integrating the acquired businesses or the integration may be more difficult, costly or time-consuming than anticipated. Further, any litigation relating to a potential acquisition will result in an increase in the expenses associated with the acquisition or cause a delay in completing the acquisition, thereby impacting the Company’s profitability. The Company may experience disruptions that could, depending on the size of the acquisition, have an adverse effect on its business, especially where an acquisition target may have pre-existing compliance issues or pre-existing deficiencies or material weaknesses in internal controls over financial reporting. Furthermore, the Company may not realize all of the anticipated benefits from its acquisitions, which could adversely affect the Company’s financial performance.

Major disruptions to the Company’s logistics capability could have an adverse impact on the Company’s operations.

The Company’s global logistics services are operated through specialized, centralized or outsourced distribution centers around the globe. The Company also depends almost entirely on third-party transportation service providers for the delivery of products to its customers. A major interruption or disruption in service at one or more of its distribution centers for any reason (such as information technology issues, natural disasters, pandemics, or significant disruptions of services from the Company’s third-party transportation providers) could cause cancellations or delays in a significant number of shipments to customers and, as a result, could have an adverse impact on the Company’s business partners, and on the Company’s business, operations and financial performance.

If the Company sustains cyber attacks or other privacy or data security incidents that result in security breaches, it could suffer a loss of sales and increased costs, exposure to significant liability, reputational harm and other negative consequences.

The Company’s information technology may be subject to cyber attacks, security breaches or computer hacking. Experienced computer programmers and hackers may be able to penetrate the Company’s security controls and misappropriate or compromise sensitive personal, proprietary or confidential information, create system disruptions or cause shutdowns. They also may be able to develop and deploy malicious software programs that attack the Company’s systems or otherwise exploit any security vulnerabilities. The Company’s systems and the data stored on those systems may also be vulnerable to security incidents or security attacks, acts of vandalism or theft, coordinated attacks by activist entities, misplaced or lost data, human errors, or other similar events that could negatively affect the Company’s systems and its data, as well as the data of the Company’s business partners. Further, third parties, such as hosted solution providers, that provide services to the Company, could also be a source of security risk in the event of a failure of their own security systems and infrastructure.

The costs to eliminate or address the foregoing security threats and vulnerabilities before or after a cyber incident could be significant. The Company’s remediation efforts may not be successful and could result in interruptions, delays or cessation of service, and loss of existing or potential suppliers or customers. In addition, breaches of the Company’s security measures and the unauthorized dissemination of sensitive personal, proprietary or confidential information about the Company, its business partners or other third parties could expose the Company to significant potential liability and reputational harm. As threats related to cyber attacks develop and grow, the Company may also find it necessary to make further investments to protect its data and infrastructure, which may impact the Company’s profitability. Although the Company has insurance coverage for protecting against cyber attacks, it may not be sufficient to cover all possible claims, and the Company may suffer losses that could have a material adverse effect on its business.  As a global enterprise, the Company could also be negatively impacted by existing and proposed laws and regulations, as well as government policies and practices related to cybersecurity, data privacy, data localization and data protection.

Declines in the value of the Company’s inventory or unexpected order cancellations by the Company’s customers could adversely affect its business, results of operations, financial condition and liquidity.

The electronic components and computer products industries are subject to rapid technological change, new and enhanced products, changes in customer needs and changes in industry standards and regulatory requirements, which can contribute to a decline in value or obsolescence of inventory. Regardless of the general economic environment, it is possible that prices will decline due to a decrease in demand or an oversupply of products and, as a result of the price declines, there may be greater risk of declines in inventory value. Although it is the policy of many of the Company’s suppliers to offer certain protections from the loss in value of inventory (such as price protection and limited rights of return), the Company cannot be assured that such policies will fully compensate for the loss in value, or that the suppliers will choose to, or be able to, honor such agreements, some of which are not documented and, therefore, subject to the discretion of the supplier. In addition, the majority of the Company’s sales are made pursuant to individual purchase orders, rather than through long-term sales contracts. Where there is a contract, such contract is generally terminable at will upon notice. The Company cannot be assured that unforeseen new product developments, declines in the value of the Company’s inventory or unforeseen order cancellations by its customers will not adversely affect the Company’s business, results of operations, financial condition or liquidity.

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

The Company may need to satisfy its cash needs through external financing. However, external financing may not be available on acceptable terms or at all. As of July 2, 2016, Avnet had total debt outstanding of approximately $2.49 billion under various notes, secured borrowings and committed and uncommitted lines of credit with financial institutions. The Company needs cash to make interest payments on, and to repay, this indebtedness and for general corporate purposes, such as funding its ongoing working capital and capital expenditure needs. Under the terms of any external financing, the Company may incur higher than expected financing expenses and become subject to additional restrictions and covenants. Any material increase in the Company’s financing costs could have an adverse effect on its profitability.

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

In order to be successful, the Company must attract, retain, train, motivate and develop key employees, and failure to do so could adversely impact the Company’s results and strategic initiatives.

In order to be successful, the Company must attract, retain, train, motivate and develop qualified executives and other key employees. Identifying, developing internally or hiring externally, training and retaining qualified employees are critical to the Company’s future, and competition for experienced employees in the Company’s industry can be intense. Changing demographics and labor work force trends may result in a loss of knowledge and skills as experienced workers leave the Company. In addition, as global opportunities and industry demand shifts, and as the Company expands its offerings, realignment, training and hiring of skilled resources may not be sufficiently rapid. From time to time the Company has effected restructurings, which eliminate a number of positions. Even if such personnel are not directly affected by the restructuring effort, such terminations can have a negative impact on morale and the Company’s ability to attract and hire new qualified personnel in the future. If the Company loses existing qualified personnel or is unable to hire new qualified personnel, as needed, the Company’s business, financial condition and results of operations could be seriously harmed.

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

Item 1B. Unresolved Staff Comments

Not applicable.

Item 2. Properties

The Company owns and leases approximately 1.8 million and 5.5 million square feet of space, respectively, of which approximately 36% is located in the United States. The following table summarizes certain of the Company’s key facilities:

		Leased
	Square	or
Location	Footage	Owned	Primary Use
Groveport, Ohio	580,000	Leased	TS warehousing, integration and value-added operations
Chandler, Arizona	400,000	Owned	EM warehousing and value-added operations
Tongeren, Belgium	390,000	Owned	EM and TS warehousing and value-added operations
Poing, Germany	570,000	Owned	EM warehousing, value-added operations and offices
Chandler, Arizona	230,000	Leased	EM and TS warehousing, integration and value-added operations
Nettetal, Germany	200,000	Owned	TS warehousing and value-added operations
Hong Kong, China	180,000	Leased	EM warehousing and value-added operations
Duluth, Georgia	180,000	Leased	TS warehousing, integration and value-added operations
Phoenix, Arizona	180,000	Leased	Corporate and EM Americas headquarters
Tempe, Arizona	130,000	Leased	TS Americas headquarters

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

PART II

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Market price per share

The Company’s common stock is listed on the New York Stock Exchange under the symbol AVT. Quarterly high and low stock closing prices (as reported for the New York Stock Exchange composite transactions) and dividends declared for the last two fiscal years were:

	2016			2015
			Dividends			Dividends
Fiscal Quarters	High	Low	Declared	High	Low	Declared
1st	$44.04	$38.63	$0.17	$45.17	$40.88	$0.16
2nd	46.95	42.84	0.17	45.05	36.54	0.16
3rd	44.80	37.78	0.17	47.12	40.97	0.16
4th	44.75	38.92	0.17	46.15	42.09	0.16

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

Record Holders

As of July 29, 2016, there were 2,336 registered holders of record of Avnet’s common stock.

Equity Compensation Plan Information as of July 2, 2016

Number of
	Securities			Number of
	to be Issued		Weighted-	Securities
	Upon		Average	Remaining
	Exercise of		Exercise Price of	Available for
	Outstanding		Outstanding	Future Issuance
	Options,		Options,	Under Equity
	Warrants and		Warrants and	Compensation
Plan Category	Rights		Rights	Plans
Equity compensation plans approved by security holders	4,635,263	(1)	$34.61	3,263,033	(2)

(1)	Includes 2,325,397 shares subject to options outstanding, 1,720,219 restricted stock units and 589,647 performance share units awarded but not yet vested or vested but not yet delivered.
(2)	Does not include 219,070 shares available for future issuance under the Employee Stock Purchase Plan, which is a non-compensatory plan.

Stock Performance Graphs and Cumulative Total Returns

The graph below compares the cumulative 5-year total return of holders of Avnet, Inc.’s common stock with the cumulative total returns of the S&P 500 index and certain of Avnet’s peer companies (“peer group”) in the technology distribution industry. The graph tracks the performance of a hypothetical $100 investment in Avnet’s common stock, in the peer group, and the S&P 500 index (with the reinvestment of all dividends) from July 2, 2011 to July 2, 2016. The companies comprising the peer group that Avnet has historically used are:  Agilysys, Inc., Anixter International, Inc., Arrow Electronics, Inc., Ingram Micro, Inc., Insight Enterprises, Inc., Scansource, Inc., Synnex Corp. and Tech Data Corp.

	7/2/2011	6/30/2012	6/29/2013	6/28/2014	6/27/2015	7/2/2016
Avnet, Inc.	$100	$94.81	$103.23	$136.23	$133.08	$129.39
S&P 500	100	105.45	127.17	158.46	170.22	177.02
Peer Group	100	89.25	103.96	153.33	140.74	157.85

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

Issuer Purchases of Equity Securities

In August 2015, the Company’s Board of Directors amended the Company’s existing share repurchase program to authorize the repurchase of up to $1.25 billion of common stock in the open market or through privately negotiated transactions. The timing and actual number of shares repurchased will depend on a variety of factors such as share price, corporate and regulatory requirements, and prevailing market conditions. The following table includes, if any, the Company’s monthly purchases of Avnet’s common stock during the fourth fiscal quarter ended July 2, 2016, under the share repurchase program, which is part of a publicly announced plan:

			Total Number of	Approximate Dollar
	Total	Average	Shares Purchased	Value of Shares That
	Number	Price	as Part of Publicly	May Yet Be
	of Shares	Paid per	Announced Plans	Purchased under the
Period	Purchased	Share	or Programs	Plans or Programs
April	91,452	$41.37	91,452	$217,916,000
May	1,086,721	$39.55	1,086,721	$174,932,000
June	—	$—	—	$174,932,000

Item 6. Selected Financial Data

	Years Ended
	July 2,	June 27,	June 28,	June 29,	June 30,
	2016	2015	2014	2013	2012
	(Millions, except for per share and ratio data)
Income:
Sales (a)	$26,219.3	$27,924.7	$27,499.7	$25,458.9	$25,707.5
Gross profit	3,037.5	3,193.1	3,225.7	2,979.8	3,050.6
Operating income(b)	787.7	827.7	789.9	626.0	884.2
Income tax expense(c)	164.0	141.1	155.5	99.2	223.8
Net income(d)	506.5	571.9	545.6	450.1	567.0
Financial Position:
Working capital(e)	4,061.5	4,312.6	3,907.6	3,443.0	3,335.4
Total assets	11,239.8	10,800.0	11,255.5	10,474.7	10,167.9
Long-term debt	1,339.2	1,646.5	1,213.8	1,207.0	1,272.0
Shareholders’ equity	4,691.3	4,685.0	4,890.2	4,289.1	3,905.7
Per Share:
Basic earnings	3.87	4.18	3.95	3.26	3.85
Diluted earnings	3.80	4.12	3.89	3.21	3.79
Cash dividends declared	0.68	0.64	0.60	—	—
Book value per diluted share	35.2	33.8	34.90	30.64	26.12
Ratios:
Operating income as a percentage of sales	3.0%	3.0%	2.9%	2.5%	3.4%
Net income as a percentage of sales	1.9%	2.0%	2.0%	1.8%	2.2%
Return on capital	10.7%	11.6%	11.4%	10.6%	12.9%
Quick ratio	1.2:1	1.4:1	1.2:1	1.2:1	1.2:1
Current ratio	1.8:1	2.0:1	1.8:1	1.7:1	1.7:1
Total debt to capital	34.7%	29.7%	29.8%	32.3%	35.4%

(a)	Fiscal 2016 contained 53 weeks compared to 52 weeks in the other fiscal years presented.
(b)

All fiscal years presented include restructuring, integration and other expenses, which totaled $79.3 million before tax, $52.3 million after tax and $0.39 per share on a diluted basis in fiscal 2016, $90.8 million before tax, $65.9 million after tax and $0.47 per share on a diluted basis in fiscal 2015, $94.6 million before tax, $70.8 million after tax and $0.50 per share on a diluted basis in fiscal 2014, $149.5 million before tax, $116.4 million after tax and $0.83 per share on a diluted basis in fiscal 2013, and $73.6 million before tax, $53.0 million after tax and $0.35 per share on a diluted basis in fiscal 2012.

(c)

All fiscal years presented included the impact of tax benefits primarily due to the release of valuation allowances net of additional reserves including $16.5 million and $0.12 per share on a diluted basis in fiscal 2016,  $55.1 million and $0.39 per share on a diluted basis in fiscal 2015, $43.8 million and $0.31 per share on a diluted basis in fiscal 2014, $50.4 million and $0.36 per share on a diluted basis in fiscal 2013, and $8.6 million and $0.06 per share on a diluted basis in fiscal 2012.

(d)

All fiscal years presented were impacted by other expense or income amounts that impact the comparability between years including a gain on legal settlement of $22.1 million before tax, $13.5 million after tax and $0.09 per share on a diluted basis in fiscal 2014, a gain on bargain purchase and other of $31.0 million before and after tax and $0.22 per share on a diluted basis in fiscal 2013, and a gain on bargain purchase and other of $2.9 million before tax, $3.5 million after tax and $0.02 per share on a diluted basis in fiscal 2012.

(e)

This calculation of working capital is defined as current assets less current liabilities. Amounts for all years reflect the reclassification of deferred taxes to long term from current as a result of the adoption of a new accounting standard.

Summary of quarterly results:

	First	Second	Third	Fourth	Fiscal
	Quarter	Quarter	Quarter	Quarter	Year(a)
	(Millions, except per share amounts)
2016(b)
Sales	$6,969.7	$6,848.1	$6,174.7	$6,226.8	$26,219.3
Gross profit	791.5	778.2	736.8	731.0	3,037.5
Net income	130.2	156.0	123.5	96.8	506.5
Diluted earnings per share	0.96	1.16	0.94	0.75	3.80
2015(c)
Sales	$6,839.6	$7,551.9	$6,736.9	$6,796.3	$27,924.7
Gross profit	795.5	837.5	774.4	785.8	3,193.1
Net income	127.9	163.7	121.5	158.7	571.9
Diluted earnings per share	0.91	1.18	0.88	1.15	4.12

(a)	Quarters may not total to the fiscal year due to rounding.
(b)

First quarter of fiscal 2016 results were impacted by restructuring, integration and other expenses of $26.0 million before tax, $17.1 million after tax and $0.12 per share on a diluted basis and an income tax expense of $0.4 million. Second quarter results were impacted by restructuring, integration and other expenses of $21.2 million before tax, $14.1 million after tax and $0.10 per share on a diluted basis and an income tax benefit of $11.3 million. Third quarter results were impacted by restructuring, integration and other expenses of $16.2 million before tax, $10.8 million after tax and $0.08 per share on a diluted basis and an income tax benefit of $7.1 million. Fourth quarter results were impacted by restructuring, integration and other expenses of $16.0 million before tax, $10.3 million after tax and $0.08 per share on a diluted basis and an income tax expense of $1.4 million and $0.08 per share on a diluted basis.

(c)

First quarter of fiscal 2015 results were impacted by restructuring, integration and other expenses of $18.3 million before tax, $13.2 million after tax and $0.09 per share on a diluted basis and an income tax benefit of $5.9 million. Second quarter results were impacted by restructuring, integration and other expenses of $13.3 million before tax, $10.2 million after tax and $0.07 per share on a diluted basis and an income tax benefit of $5.6 million. Third quarter results were impacted by restructuring, integration and other expenses of $15.5 million before tax, $12.0 million after tax and $0.09 per share on a diluted basis and an income tax expense of $2.2 million. Fourth quarter results were impacted by restructuring, integration and other expenses of $43.7 million before tax, $30.5 million after tax and $0.22 per share on a diluted basis and an income tax benefit of $45.8 million and $0.33 per share on a diluted basis as a result of the release of valuation allowances against certain deferred tax assets.

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations

For an understanding of Avnet and the significant factors that influenced the Company’s performance during the past three fiscal years, the following discussion should be read in conjunction with the description of the business appearing in Item 1 of this Report and the consolidated financial statements, including the related notes and schedule, and other information appearing in Item 15 of this Report. The Company operates on a “52/53 week” fiscal year. Fiscal 2016 contained 53 weeks, fiscal 2015 and 2014 both contained 52 weeks. The extra week, which occurred in the first quarter of fiscal 2016, impacts the year-over-year analysis of fiscal 2016 in this MD&A.

There are references to the impact of foreign currency translation in the discussion of the Company’s results of operations. When the U.S. Dollar strengthens and the stronger exchange rates of the current year are used to translate the results of operations of Avnet’s subsidiaries denominated in foreign currencies, the resulting impact is a decrease in U.S. Dollars of reported results. Conversely, when the U.S. Dollar weakens and the weaker exchange rates of the current year are used to translate the results of operations of Avnet’s subsidiaries denominated in foreign currencies, the resulting impact is an increase in U.S. Dollars of reported results. In the discussion that follows, results excluding this impact, primarily for subsidiaries in EMEA, and Asia/Pacific, are referred to as “excluding the translation impact of changes in foreign currency exchange rates” or “constant currency.”

In addition to disclosing financial results that are determined in accordance with generally accepted accounting principles in the U.S. (“GAAP”), the Company also discloses certain non-GAAP financial information, including:

•

Sales, income or expense items excluding the translation impact of changes in foreign currency exchange rates for subsidiaries reporting in currencies other than the U.S. Dollar by adjusting the average exchange rates used in current period to be consistent with the average exchange rates in effect during the comparative period, as discussed above.

•

Sales adjusted for certain items that impact the year-over-year analysis, which includes the impact of certain acquisitions or divestitures by adjusting Avnet’s prior periods to include the sales of acquired businesses or exclude the sales of divested businesses as if the acquisitions or divestitures had occurred at the beginning of the earliest period presented. In addition, fiscal 2016 sales are adjusted for the estimated impact of the extra week of sales in the first quarter of fiscal 2016 due to it being a 14-week quarter, as discussed above. Sales taking into account these adjustments are referred to as “organic sales.”

•

Operating income excluding (i) restructuring, integration and other expenses (see Restructuring, Integration and Other Expenses in this MD&A) and (ii) amortization of acquired intangible assets and other. Operating income excluding such amounts is referred to as “adjusted operating income.”

The reconciliation of operating income to adjusted operating income is presented in the following table:

	Years Ended
	July 2,	June 27,	June 28,
	2016	2015	2014
	(Thousands)
Operating income	$787,669	$827,673	$789,940
Restructuring, integration and other expenses	79,318	90,805	94,623
Amortization of acquired intangible assets and other	28,614	54,049	46,783
Adjusted operating income	$895,601	$972,527	$931,346

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

Results of Operations

Executive Summary

Sales for fiscal 2016 were $26.22 billion, a decrease of 6.1% from fiscal 2015 sales of $27.92 billion. Organic sales in constant currency decreased 5.3% year over year. EM sales of $16.57 billion decreased 4.5% and organic sales in constant currency decreased 3.7% year over year. TS sales of $9.65 billion decreased 8.8% and organic sales in constant currency decreased 7.9% year over year.

Gross profit margin of 11.6% increased 16 basis points from fiscal 2015 primarily as a result of gross profit margin improvements at TS across all regions, partially offset by declines at EM.

Operating income margin was 3.0% in fiscal 2016 and in fiscal 2015. Excluding restructuring, integration and other expenses and amortization expense associated with acquired intangible assets from both periods, adjusted operating income margin was 3.4% in fiscal 2016 as compared to 3.5% in fiscal 2015. EM operating income margin of 4.4% decreased 22 basis points year over year primarily due to declines in the Americas region. TS operating income margin of 3.3% increased 21 basis points year over year primarily due to improvements in EMEA.

Three-Year Analysis of Sales: By Region in Each Operating Group and Geography

	Years Ended						Percent Change
	July 2,	% of	June 27,	% of	June 28,	% of	2016 to	2015 to
	2016	Total	2015	Total	2014	Total	2015	2014
	(Dollars in millions)
Sales by Region in Each Operating Group:
EM Americas	$4,665.3	17.8%	$4,922.1	17.6%	$4,844.9	17.6%	(5.2)%	1.6%
EM EMEA	5,091.3	19.4	5,004.6	17.9	5,094.9	18.5	1.7	(1.8)
EM Asia	6,810.2	26.0	7,418.0	26.6	6,604.6	24.0	(8.2)	12.3
Total EM	16,566.8	63.2	17,344.7	62.1	16,544.4	60.1	(4.5)	4.8

TS Americas	5,758.3	21.9	6,221.9	22.3	6,084.6	22.1	(7.5)	2.3
TS EMEA	2,719.7	10.4	2,871.6	10.3	3,151.2	11.5	(5.3)	(8.9)
TS Asia	1,174.5	4.5	1,486.5	5.3	1,719.5	6.3	(21.0)	(13.6)
Total TS	9,652.5	36.8	10,580.0	37.9	10,955.3	39.9	(8.8)	(3.4)
Total Avnet	$26,219.3		$27,924.7		$27,499.7		(6.1)	1.5
Sales by Geographic Area:
Americas	$10,423.6	39.8%	$11,144.0	39.9%	$10,929.5	39.7%	(6.5)%	2.0%
EMEA	7,811.0	29.8	7,876.2	28.2	8,246.1	30.0	(0.8)	(4.5)
Asia/Pacific	7,984.7	30.4	8,904.5	31.9	8,324.1	30.3	(10.3)	7.0
Total Avnet	$26,219.3		$27,924.7		$27,499.7

Sales

Items Impacting Year-over-Year Sales Comparisons

During fiscal 2016 and 2014, the Company acquired businesses impacting both operating groups, as presented in the following table. There were no acquisitions in fiscal 2015. To facilitate more meaningful year-over-year comparisons, the discussions that follow include organic sales as well as sales on a reported basis.

		Approximate
		Annualized
Acquired Business	Group & Region	Sales (1)	Acquisition Date
		(Millions)
Fiscal 2016
ExitCertified	TS Americas	$24	January 2016
Orchestra Service GmbH	TS EMEA	95	November 2015
Total fiscal 2016		$119

Fiscal 2014
MSC Investoren GmbH	EM EMEA	$461	October 2013
Nisko Semiconductors, Ltd.	EM EMEA	18	August 2013
Seamless Technologies, Inc.	TS Americas	13	July 2013
Total fiscal 2014		$492

(1)	Represents the approximate annual sales for the acquired businesses’ most recent fiscal year prior to acquisition by Avnet and based upon average foreign currency exchange rates for such fiscal year.

Fiscal 2016 Comparison to Fiscal 2015

The table below provides the comparison of reported fiscal 2016 and 2015 sales for the Company and its operating groups to organic sales to allow readers to better assess and understand the Company’s sales performance by operating group.

		Sales from
		Acquisitions/		2016 to 2015
		Divestitures/		Organic
	Sales as	Estimated	Organic	Sales	Constant
	Reported	Extra Week	Sales	Change	Currency
	(Dollars in millions)
EM	$16,566.8	$(300.0)	$16,266.8	(6.2)%	(3.7)%
TS	9,652.5	(164.1)	9,488.4	(11.4)	(7.9)
Fiscal 2016	$26,219.3	$(464.1)	$25,755.2	(8.2)	(5.3)
EM	$17,344.7	$—	$17,344.7
TS	10,580.0	125.7	10,705.7
Fiscal 2015	$27,924.7	$125.7	$28,050.4

Sales for fiscal 2016 were $26.22 billion, a decrease of 6.1%, or $1.7 billion, from fiscal 2015 sales of $27.92 billion. Organic sales decreased 8.2% year over year and decreased 5.3% in constant currency. The organic sales decrease was primarily due to declines in both operating groups as discussed further below.

EM sales of $16.57 billion for fiscal 2016 decreased 4.5% from fiscal 2015 sales of $17.34 billion and decreased 2.0% in constant currency year over year.  These decreases were due to declines in sales in the Americas and Asia regions, partially offset by an increase in sales in the EMEA region. Sales in the Americas decreased 5.2% due to lower overall demand in the industrial markets EM Americas serves and from disruptions in customer delivery and service capabilities resulting from an ERP implementation in the fourth quarter of fiscal 2016. In EMEA, organic sales in constant currency increased 7.8% due to strong demand in the industrial markets served across the region. Asia sales decreased 8.2% year over year, which was primarily due to decreased select high volume supply chain engagements in fiscal 2016 compared to fiscal 2015.

TS sales of $9.65 billion for fiscal 2016 decreased 8.8% from fiscal 2015 sales of $10.58 billion. Sales in constant currency decreased 5.2% year over year and organic sales in constant currency decreased 7.9%. On a regional basis, organic sales decreased 9.8% in the Americas region, 2.9% in the EMEA region in constant currency, and 16.5% in the Asia region in constant currency.  Each of these decreases in sales was primarily due to lower overall demand for certain legacy datacenter products and from the impact of changes in product mix. At a product level, increases in networking, services and software were partially offset by decreases in servers and storage.

Fiscal 2015 Comparison to Fiscal 2014

The table below provides the comparison of reported fiscal 2015 and 2014 sales for the Company and its operating groups to organic sales to allow readers to better assess and understand the Company’s sales performance by operating group.

				2015 to 2014
		Sales from		Organic
	Sales as	Acquisitions/	Organic	Sales	Constant
	Reported	Divestitures	Sales	Change	Currency
	(Dollars in millions)
EM	$17,344.7	$—	$17,344.7	4.1%	8.3%
TS	10,580.0	—	10,580.0	(3.4)	(0.1)
Fiscal 2015	$27,924.7	$—	$27,924.7	1.1	5.0
EM	$16,544.4	$119.9	$16,664.3
TS	10,955.3	—	10,955.3
Fiscal 2014	$27,499.7	$119.9	$27,619.6

Consolidated sales for fiscal 2015 were $27.92 billion, an increase of 1.5%, or $425.0 million, from fiscal 2014 consolidated sales of $27.50 billion. Organic sales increased 1.1% year over year and increased 5.0% in constant currency. The organic sales increase was primarily due to growth at EM as discussed further below.

EM sales of $17.34 billion for fiscal 2015 increased 4.8% from fiscal 2014 sales of $16.54 billion. EM sales were impacted by the weaker Euro during fiscal 2015 in comparison to fiscal 2014 as EM organic sales in constant currency increased 8.3% year over year due to growth across all regions. On a regional basis, organic sales in the Americas increased 1.6% year over year. In EMEA, organic sales in constant currency increased 7.8% due to strong demand across the region. Asia sales increased 12.3% year over year, which was primarily due to increased select high volume supply chain engagements in fiscal 2015 compared to fiscal 2014. The higher growth rate in Asia and the effect of the weaker Euro during fiscal 2015 resulted in a regional shift in the mix of sales toward Asia, which represented approximately 43% of total EM sales in fiscal 2015 compared to approximately 40% in fiscal 2014. Such regional mix shift had a corresponding impact on fiscal 2015 EM gross profit margin and operating income margin.

TS sales of $10.58 billion for fiscal 2015 decreased 3.4% from fiscal 2014 sales of $10.96 billion. Sales remained flat year over year in constant currency. On the regional basis, sales in the Americas region increased 2.3%. In EMEA, sales in constant currency decreased 1.4%. Asia sales decreased 13.6% year over year, which was primarily due to double digit declines in computing components.

Gross Profit and Gross Profit Margins

Gross profit in fiscal 2016 was $3.04 billion, a decrease of $155.6 million, or 4.9%, from fiscal 2015. Gross profit decreased 3.3% year over year on an organic basis in constant currency primarily resulting from decreases in sales at both operating groups. Gross profit margin of 11.6% increased 16 basis points year over year primarily as a result of increases at TS due to product mix difference between years.

Gross profit in fiscal 2015 was $3.19 billion, a decrease of $32.6 million, or 1.0%, from fiscal 2014 and an increase of 3.3% year over year on an organic basis in constant currency. Gross profit margin of 11.4% decreased 30 basis points year over year. EM gross profit margin decreased year over year primarily related to the above mentioned geographic mix shift towards Asia, the weaker Euro adversely impacting the contribution to gross profit margin from the higher margin EMEA region and from declines in Asia from an increase in select high volume supply chain engagements, which were partially offset by an increase in gross profit margin in EMEA. TS gross profit margin decreased slightly year over year, with improvements in the EMEA and Asia regions being offset by a decline in the Americas.

Selling, General and Administrative Expenses

Selling, general and administrative expenses (“SG&A expenses”) were $2.17 billion in fiscal 2016, a decrease of $104.1 million, or 4.6%, from fiscal 2015. The year-over-year decrease in SG&A expenses was primarily due to reductions at both EM and TS as a result of changes in foreign currency exchange rates between years, and the impact of prior restructuring actions partially offset by an increase in SG&A expenses for acquisitions and other costs, including employee merit compensation increases that took place in January 2016. In fiscal 2016, SG&A expenses as a percentage of sales were 8.3% and as a percentage of gross profit were 71.5% as compared with 8.1% and 71.2%, respectively, in fiscal 2015. SG&A expenses as a percentage of gross profit at EM increased 147 basis points year over year due primarily to lower sales, partially offset by lower SG&A expenses due primarily to the benefits of recent restructuring and cost savings actions. SG&A expenses as a percentage of gross profit at TS decreased 64 basis points from fiscal 2015 due primarily to the benefits of recent restructuring and cost savings actions and improvements in gross profit margin in all three regions.

SG&A expenses were $2.27 billion in fiscal 2015, a decrease of $66.5 million, or 2.8%, from fiscal 2014. This decrease consisted primarily of decreases due to the impact of differences in foreign currency exchange rates between the fiscal years and decreases due to prior restructuring actions. These decreases were partially offset by increases due to fiscal 2014 acquisitions and increases to fund organic growth and other costs. In fiscal 2015, SG&A expenses as a percentage of sales were 8.1% and as a percentage of gross profit were 71.2% as compared with 8.5% and 72.6%, respectively, in fiscal 2014. SG&A expenses as a percentage of gross profit at EM decreased 197 basis points year over year due primarily to the benefits of recent restructuring and cost savings actions and from an increase in gross profit due to increased sales, partially offset by increases associated with fiscal 2014 acquisitions and increases to fund organic growth and other costs. SG&A expenses as a percentage of gross profit at TS decreased 224 basis points from fiscal 2014 due primarily to the benefits of recent restructuring and costs savings actions, partially offset by the decrease in gross profit and increases to fund organic growth and other costs.

Restructuring, Integration and Other Expenses

During fiscal 2016, the Company incurred restructuring expenses related to certain actions intended to reduce future operating expenses. These actions include activities related to the Avnet Advantage initiative, which is focused on creating long-term operational efficiencies. In addition, the Company incurred integration and other costs primarily associated with the integration of acquired businesses, the integration of certain global and regional businesses, the integration of significant information technology systems and other costs associated with the acquisition of and the closure or divestiture of certain businesses. As a result, during fiscal 2016 the Company recorded restructuring, integration and other expenses of $79.3 million. The Company recorded $52.8 million for restructuring costs, and expects to realize approximately $57.0 million in incremental annualized operating costs savings as a result of such restructuring actions. The incremental annualized cost savings are expected to benefit EM by approximately $24.0 million and TS by approximately $33.0 million.  Restructuring expenses consisted of $45.6 million for severance, $5.1 million for facility exit costs, $1.3 million for asset impairments, and $0.8 million for other restructuring expenses. Integration and other costs including acquisition costs were $10.4 million and $19.8 million, respectively. The Company also recorded a net benefit of $3.7 million for changes in estimates for restructuring liabilities established in prior years. The after tax impact of restructuring, integration and other expenses were $52.3 million and $0.39 per share on a diluted basis.

During fiscal 2015, the Company took certain restructuring actions in an effort to reduce future operating costs including restructuring activities for certain regional and global businesses to better align such operations, products and services with the known and anticipated demands of the Company’s suppliers and customers. In addition, the Company incurred integration and other costs primarily associated with acquired businesses and certain global and regional businesses. As a result, during fiscal 2015 the Company recorded restructuring, integration and other expenses of $90.8 million. The Company recorded $58.7 million for restructuring costs, which consisted of $25.9 million for severance, $8.8 million for facility exit costs, $18.2 million for asset impairments, and $5.8 million for other restructuring expenses. Integration and other costs including acquisition costs were $19.1 million and $13.7 million, respectively. The Company also recorded a net benefit of $0.7 million for changes in estimates for restructuring liabilities established in prior years. The after tax impact of restructuring, integration and other expenses were $65.9 million and $0.47 per share on a diluted basis

During fiscal 2014, the Company took certain actions in an effort to reduce future operating costs including activities necessary to achieve planned synergies from recently acquired businesses. In addition, the Company incurred integration and other costs primarily associated with acquired or divested businesses and for the consolidation of facilities. As a result, during fiscal 2014 the Company recorded restructuring, integration and other expenses of $94.6 million. Restructuring expenses of $65.7 million consisted of $53.3 million for severance, $11.6 million for facility exit costs and asset impairments, and $0.9 million for other restructuring expenses. Integration and other costs including acquisition costs were $20.5 million and $8.8 million, respectively. The Company also recorded a net benefit of $0.3 million for changes in estimates for restructuring liabilities established in prior years. The after tax impact of restructuring, integration and other expenses was $70.8 million and $0.50 per share on a diluted basis.

See Note 17, “Restructuring, integration and other expenses” to the Company’s consolidated financial statements included in Item 15 of this Annual Report on Form 10-K for additional information related to restructuring, integration and other expenses.

Operating Income

During fiscal 2016, the Company had operating income of $787.7 million, representing a 4.8% decrease as compared with fiscal 2015 operating income of $827.7 million. Operating income margin was 3.0% in both fiscal 2016 and fiscal 2015.  Both years included restructuring, integration and other expenses and the amortization of acquired intangible assets. Excluding these amounts from both years, adjusted operating income was $895.6 million, or 3.4% of sales, in fiscal 2016 representing a 7.9% decrease as compared with $972.5 million, or 3.5% of sales, in fiscal 2015. EM operating income of $725.9 million decreased 9.0% year over year due to declines in the Americas and Asia regions, partially offset by an increase in EMEA. EM’s operating income margin decreased 22 basis points year over year to 4.4%. TS operating income of $317.9 million decreased 2.4% year over year and operating income margin increased 21 basis points to 3.3% primarily due to improvements in the Americas and EMEA regions.

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

Interest Expense

Interest expense for fiscal 2016 was $99.1 million, an increase of $3.4 million, or 3.5%, compared with fiscal 2015. The increase in interest expense was primarily due to the issuance of $550.0 million of 4.625% Notes in March 2016 and a corresponding increase in average borrowings during the fourth quarter, partially offset by repayment at maturity of $250.0 million of 6.00% Notes in September 2015.

Interest expense for fiscal 2015 was $95.7 million, a decrease of $9.2 million, or 8.7%, compared with fiscal 2014. The decrease in interest expense was primarily due to the repayment at maturity of $300.0 million of 5.875% Notes at the end of the third quarter of fiscal 2014 and a corresponding lower average borrowing rate.

Other Expense, net

During fiscal 2016, the Company recognized $18.1 million of other expense as compared with $19.0 million in fiscal 2015. Other expense in both years is primarily attributable to the greater strengthening of the U.S. Dollar relative to foreign currencies and the corresponding higher costs incurred to purchase forward foreign currency exchange contracts in order to economically hedge such foreign currency exposures.

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

Income Tax Expense

Avnet’s effective tax rate on income before income taxes was 24.5% in fiscal 2016 as compared with an effective tax rate of 19.8% in fiscal 2015. Included in the fiscal 2016 effective tax rate is a net tax benefit of $15.1 million, which is comprised primarily of (i) a tax benefit of $9.2 million for the release of a valuation allowance against deferred tax assets that were determined to be realizable, and (ii) a net tax benefit of $9.5 million primarily related to favorable audit settlements, and the expiration of statutes of limitation. The fiscal 2016 effective tax rate is higher than the fiscal 2015 effective tax rate primarily due to a lesser tax benefit from the valuation allowance released in fiscal 2016 as compared with the amount released in fiscal 2015.

Avnet’s effective tax rate on income before income taxes was 19.8% in fiscal 2015 as compared with an effective tax rate of 22.2% in fiscal 2014. Included in the fiscal 2015 effective tax rate is a net tax benefit of $55.1 million, which is comprised primarily of (i) a net tax benefit of $51.6 million for the release of valuation allowances against deferred tax assets that were determined to be realizable, related to a legal entity in EMEA, and (ii) a net tax benefit of $16.2 million primarily related to favorable audit settlements, partially offset by $7.6 million of tax expense primarily related to the establishment of valuation allowances. The fiscal 2015 effective tax rate is lower than the fiscal 2014 effective tax rate primarily due to a greater tax benefit from the valuation allowance released in fiscal 2015 as compared with the amount released in fiscal 2014, partially offset by lower amount of tax benefits from audit settlements in fiscal 2015 as compared to fiscal 2014.

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

Net Income

As a result of the factors described in the preceding sections of this MD&A, the Company’s net income in fiscal 2016 was $506.5 million, or $3.80 per share on a diluted basis, compared with net income of $571.9 million, or $4.12 per share on a diluted basis, in fiscal 2015 and $545.6 million, or $3.89 per share on a diluted basis, in fiscal 2014.

Liquidity and Capital Resources

Cash Flows

Cash Flows from Operating Activities

The Company generated $224.3 million of cash from its operating activities in fiscal 2016 as compared to a cash generation of $583.9 million in fiscal 2015. These operating cash flows are comprised of: (i) cash flows generated from net income, adjusted for the impact of non-cash and other items, which includes depreciation and amortization expenses, deferred income taxes, stock-based compensation expense and other non-cash items (including provisions for doubtful accounts and periodic pension costs) and (ii) cash flows used for, or generated from, working capital and other, excluding cash and cash equivalents. Cash used for working capital and other was $636.7 million during fiscal 2016, including an increase in inventories of $367.7 million and decreases in accounts payable of $114.3 million and accrued expenses and other of $180.3 million, partially offset by a decrease in receivables of $25.6 million. Inventories days on hand has increased and receivables days on hand has remained flat from the end of fiscal 2015.  Inventories increases year over year primarily at EM Americas to support the conversion of its ERP system.

During fiscal 2015, the Company generated $583.9 million of cash from operating activities as compared with $237.4 million in fiscal 2014. Cash used for working capital and other was $303.4 million during fiscal 2015, including increases in receivables of $204.1 million, inventories of $73.2 million, and a decrease in accrued expenses and other of $182.7 million, partially offset by an increase in accounts payable of $156.6 million. Receivables and inventories days on hand at the end of fiscal 2015 did not change significantly from the end of fiscal 2014.

Cash Flows from Financing Activities

During fiscal 2016, the Company received net proceeds of $541.5 million as a result of the issuance of $550.0 million of 4.625% Notes due April 2026, $142.8 million from borrowings of bank and other debt and $80.0 million under the Company’s accounts receivable securitization program. During fiscal 2016, the Company repaid upon maturity the $250.0 million of 6.00% Notes due September 2015. In addition, during fiscal 2016, the Company used $88.6 million and $380.9 million of cash to pay quarterly cash dividends on common stock and to repurchase common stock under the Company’s share repurchase program, respectively.

During fiscal 2015, the Company received net proceeds of $35.0 million under Company’s accounts receivable securitization program and made net repayments of $115.2 million for bank and other debt. In addition, during fiscal 2015, the Company used $87.3 million and $160.0 million of cash to pay quarterly cash dividends on common stock and to repurchase common stock under the Company’s share repurchase program, respectively.

During fiscal 2014, the Company repaid upon maturity the $300.0 million of 5.875% Notes due in March 2014.  The Company received proceeds of $38.8 million and $255.0 million from net borrowings of bank and other debt, and the accounts receivable securitization program, respectively. In addition, during fiscal 2014, the Company used $82.8 million and $8.6 million of cash to pay quarterly cash dividends on common stock and to repurchase common stock under the Company’s share repurchase program, respectively.

Cash Flows from Investing Activities

During fiscal 2016, the Company used $19.7 million of cash for acquisitions, net of cash acquired, and used $147.5 million for capital expenditures primarily related to information system development costs, computer hardware and software purchases and facilities costs. Additionally, the Company received proceeds of $14.7 million from other investing activities.

During fiscal 2015, the Company used $174.4 million for capital expenditures primarily related to information system development costs and computer hardware and software purchases and facilities costs and used $12.0 million for other investing activities.

During fiscal 2014, the Company used $116.9 million of cash for acquisitions, net of cash acquired, and $123.2 million for capital expenditures primarily related to information system development costs and computer hardware and software purchases.

Financing Transactions

The Company uses a variety of financing arrangements, both short-term and long-term, to fund its operations in addition to cash generated from operations. The Company also uses several sources of funding so that it does not become overly dependent on one source and to achieve lower cost of funding through these different alternatives. These financing arrangements include public bonds, short-term and long-term bank loans, a revolving credit facility (the “Credit Facility” and an accounts receivable securitization program (the “Program”).

The Company has several small lines of credit and other forms of bank debt in the U.S. and various foreign locations to fund the short-term working capital, foreign exchange, overdraft and letter of credit needs of its wholly owned subsidiaries globally. Avnet generally guarantees its subsidiaries’ obligations under such debt facilities. Outstanding borrowings under such forms of debt as of the end of fiscal 2016 was $104.1 million.

See Note 7, “Debt” to the Company’s consolidated financial statements included in Item 15 of this Annual Report on Form 10-K for additional information on financing transactions including the Credit Facility, the Program and the outstanding Notes as of July 2, 2016. The Company was in compliance with all covenants under the Credit Facility and the Program as of July 2, 2016.

Covenants and Conditions

The Program requires the Company to maintain certain minimum interest coverage and leverage ratios in order to continue utilizing the Program. The Program also contains certain covenants relating to the quality of the receivables sold. If these conditions are not met, the Company may not be able to borrow any additional funds and the financial institutions may consider this an amortization event, as defined in the Program agreements, which would permit the financial institutions to liquidate the accounts receivables sold to cover any outstanding borrowings. Circumstances that could affect the Company’s ability to meet the required covenants and conditions of the Program include the Company’s ongoing profitability and various other economic, market and industry factors. Management does not believe that the covenants under the Program limit the Company’s ability to pursue its intended business strategy or its future financing needs. The Company was in compliance with all covenants of the Program as of July 2, 2016.

The Credit Facility contains certain covenants with various limitations on debt incurrence, share repurchases, dividends, investments and capital expenditures and also includes financial covenants requiring the Company to maintain minimum interest coverage and leverage ratios. Management does not believe that the covenants in the Credit Facility limit the Company’s ability to pursue its intended business strategy or its future financing needs. The Company was in compliance with all covenants of the Credit Facility as of July 2, 2016.

See Liquidity below for further discussion of the Company’s availability under these various facilities.

Liquidity

The Company had cash and cash equivalents of $1.03 billion as of July 2, 2016, of which $972.7 million was held outside the U.S. As of June 27, 2015, the Company had cash and cash equivalents of $932.6 million, of which $855.8 million was held outside of the U.S.

As of July 2, 2016, the Company had a combined total borrowing capacity of $2.15 billion under the Credit Facility and the Program. There were $150.0 million in borrowings outstanding and $5.6 million in letters of credit issued under the Credit Facility and $730.0 million outstanding under the Program. During fiscal 2016, the Company had an average daily balance outstanding under the Credit Facility of approximately $306.8 million and $745.2 million under the Program. During fiscal 2015, the Company had an average daily balance outstanding under the Credit Facility of approximately $57.0 million and $798.0 million under the Program. The Company expects to use cash on hand and available borrowing capacity in order to repay the $300.0 million of 6.63% Notes due September 2016. The Company also expects to renew or replace the Program on similar terms, subject to market conditions, before its maturity in August 2016. The Company can use cash on hand and availability under the Credit Facility to repay borrowings due under the Program in the event it cannot be renewed or replaced.

During periods of weakening demand in the electronic components and enterprise computer solutions industry, the Company typically generates cash from operating activities. Conversely, the Company is more likely to use operating cash flows for working capital requirements during periods of higher growth. During fiscal 2016, the Company generated $224.3 million from operating activities.

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

During fiscal 2016, the Company utilized $19.7 million of cash, net of cash acquired, for acquisitions. The Company has made, and expects to continue to make, strategic investments through acquisition activity to the extent the investments strengthen Avnet’s competitive position and meet management’s return on capital thresholds. See Note 2, “Acquisitions” to the Company’s consolidated financial statements included in Item 15 of this Annual Report on Form 10-K for additional information related to a potential acquisition in fiscal 2017 and the related financing commitments obtained to fund such acquisition.

In addition to continuing to make investments in acquisitions, as of July 2, 2016, the Company may repurchase up to an aggregate of $174.9 million of the Company’s common stock through a $1.25 billion share repurchase program approved by the Board of Directors. The Company plans to repurchase stock from time to time at the discretion of management, subject to strategic considerations, market conditions and other factors. The Company may terminate or limit the share repurchase program at any time without prior notice. The timing and actual number of shares repurchased will depend on a variety of factors such as share price, corporate and regulatory requirements, and prevailing market conditions. Additionally, the Company currently expects to pay quarterly cash dividends on shares of its common stock, subject to approval of the Board of Directors. During fiscal 2016, the Company paid cash dividends of $88.6 million on its common stock or $0.17 per share on a quarterly basis.

See Item 6, “Selected Financial Data” to the Company’s consolidated financial statements included in this Annual Report on Form 10-K for additional information on the Company’s liquidity and related ratios.

Long-Term Contractual Obligations

The Company has the following contractual obligations outstanding as of July 2, 2016 (in millions):

		Due in Less	Due in	Due in	Due After
	Total	Than 1 Year	1-3 Years	4-5 Years	5 Years
Debt, including amounts due within one year(1)	$2,504.2	$1,152.6	$1.5	$450.1	$900.0
Interest expense on long-term notes(2)	$455.1	$79.3	$125.3	$104.4	$146.1
Operating leases	$388.8	$95.7	$119.7	$71.2	$102.2

(1)	Excludes discount and issuance costs on debt.
(2)	Represents interest expense due on debt by using fixed interest rates for fixed rate debt and assuming the same interest rate as of the end of fiscal 2016 for variable rate debt.

At July 2, 2016, the Company had an estimated liability for income tax contingencies of $101.4 million, which is not included in the above table. Cash payments associated with the settlement of these liabilities that are expected to be paid within the next 12 months is $4.7 million. The settlement period for the remaining amount of the unrecognized tax benefits, including related accrued interest and penalties, cannot be determined and therefore was not included in the table. The Company does not currently have any material long-term commitments for purchases of inventories from suppliers or for capital expenditures.

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

Valuation of Receivables

The Company maintains an allowance for doubtful accounts for estimated losses primarily resulting from customer defaults. Bad debt expense and the related allowance for doubtful accounts is determined based upon historic customer default experience as well as the Company’s regular assessment of the financial condition of its customers. Therefore, if actual collection experience or the financial condition of customers were to change, management would evaluate whether adjustments to the allowance for doubtful accounts might be necessary.

Valuation of Inventories

Inventories are recorded at the lower of cost (first in — first out) or estimated market value. The Company’s inventories include high-technology components, embedded systems and computing technologies sold into rapidly changing, cyclical and competitive markets wherein such inventories may be subject to declines in market value or technological obsolescence.

The Company regularly evaluates inventories for obsolescence, current market prices and other factors that may render inventories less marketable. Write-downs are recorded so that inventories reflect the approximate net realizable value and take into account the Company’s contractual provisions with its suppliers, which may provide certain protections to the Company for product obsolescence and price erosion in the form of rights of return, stock rotation rights and price protections. Because of the large number of products and suppliers and the complexity of managing the process around price protections and stock rotations, estimates are made regarding the realizable value of inventories. Additionally, assumptions about future demand, market conditions and decisions to discontinue certain product lines impact the evaluation of whether to write-down inventories. If assumptions about future demand change or actual market conditions are less favorable than those assumed by management, management would evaluate whether additional write-downs of inventories are required. In any case, actual net realizable values could be different from those currently estimated.

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

See Note 1 and Note 9 in the Notes to Consolidated Financial Statements contained in Item 15 of this Annual Report on Form 10-K for further discussion on valuation allowances and contingent liabilities.

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

In assessing goodwill for impairment, the Company is required to make significant judgments related to the fair value of its reporting units including assumptions about the future operating performance of such reporting units. The Company is also required to make judgments regarding the evaluation of changes in events or circumstances that would more likely than not reduce the fair value of any of its reporting units below their carrying value, the results of which would determine whether an interim goodwill impairment test must be performed. Should these assumptions or judgments change in the future based upon market conditions or should the structure of the Company’s reporting units change based upon changes in business strategy or structure, the Company may be required to perform an interim impairment test which may result in goodwill impairment expense.

During fiscal 2016, 2015 and 2014, the Company performed its annual goodwill impairment test and determined there was no goodwill impairment at any of its reporting units. The Company does not believe there were any reporting units that were at risk of failing the goodwill impairment test in fiscal 2016, but there were two reporting units for which the estimated fair value was not substantially in excess of the carrying value of the reporting unit as of the goodwill impairment testing date. The percentage by which the estimated fair value exceeded carrying value was approximately 7% for TS Asia, which has approximately 4% of the Company’s total goodwill, and approximately 8% for TS EMEA, which has approximately 14% of the Company’s total goodwill.

In order to estimate the fair value of its reporting units, the Company uses a combination of an income approach, specifically a discounted cash flow methodology, and a market approach. The discounted cash flow methodology includes market participant assumptions for, among other factors, forecasted sales, gross profit margins, operating expenses, cash flows, perpetual growth rates and long-term discount rates, all of which require significant judgments and estimates by management which are inherently uncertain. The market approach methodology requires significant assumptions related to market multiples, capital structure and control premiums. These assumptions, judgments and estimates may change in the future based upon market conditions or other events and could result in goodwill impairment expense.

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

The Company also is currently subject to various pending and potential legal matters and investigations relating to compliance with governmental laws and regulations, including import/export and environmental matters. For certain of these matters it is not possible to determine the ultimate outcome, and the Company cannot reasonably estimate the maximum potential exposure or the range of possible loss for such matters due primarily to being in the preliminary stages of the related proceedings and investigations. The Company currently believes that the resolution of such matters will not have a material adverse effect on the Company’s financial position or liquidity, but could possibly be material to our results of operations in any one reporting period.

Revenue Recognition and Related Policies

The Company recognizes revenue when persuasive evidence of an arrangement exists, delivery has occurred or services have been rendered, the sales price is fixed or determinable and collectability is reasonably assured. Generally, these criteria are met upon the actual shipment or delivery of products or services to the customer depending upon the underlying sales terms. Accordingly, although management makes certain estimates related to possible returns of products from customers, sales discounts and customer rebates, such amounts do not require significant judgments or assumptions.

Provisions for sales returns are estimated based on historical sales returns experience, credit memo experience and other known factors. Provisions are made for sales discounts and rebates, which are primarily timing or volume-specific, and are generally based on historical trends and anticipated customer buying patterns. Sales from maintenance contracts where Avnet is considered to be the principal are deferred and recognized as sales over the life of the maintenance agreement and are not material to the consolidated results of operations of the Company.

The Company evaluates the criteria outlined in ASC Topic 605-45, Principal Agent Considerations, in determining whether it is appropriate to record the gross amount of sales and related costs or the net amount (gross fees less related cost of sales or services) depending upon whether the Company is the principal or agent for certain sales arrangements. Generally, transactions that qualify for net accounting treatment consist of the sale of supplier service contracts for which the Company has no continuing involvement, certain sales of software for which the Company is acting as an agent or the performance of fulfillment logistics services to deliver product for which the Company is not the primary obligor.

The Company must also make estimates related to the recognition of consideration received from suppliers for price protection, product rebates, marketing/promotional activities, or any other consideration received from suppliers. Consideration received or due from these supplier programs are recognized when earned under the terms and conditions of the supplier programs as adjustments to product costs, or selling, general and administrative expenses depending upon the nature and contractual requirements related to the consideration received. Some of these supplier programs may extend over one or more reporting periods.

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

The following table sets forth the scheduled maturities of the Company’s debt outstanding at July 2, 2016 (dollars in millions):

	Fiscal Year
	2017	2018	2019	2020	2021	Thereafter	Total
Liabilities:
Fixed rate debt(1)	$301.1	$1.1	$0.4	$300.1	$—	$900.0	$1,502.7
Floating rate debt	$851.5	$—	$—	$150.0	$—	$—	$1,001.5

(1)	Excludes discounts and issuance costs.

The following table sets forth the carrying value and fair value of the Company’s debt and the average interest rates at July 2, 2016 and June 27, 2015 (dollars in millions):

			Carrying Value
	Carrying Value	Fair Value at	at June 27,	Fair Value at
	at July 2, 2016	at July 2, 2016	2015	June 27, 2015
Liabilities:
Fixed rate debt(1)	$1,502.7	$1,596.9	$1,203.9	$1,267.4
Average interest rate	5.3%		5.8%
Floating rate debt	$1,001.5	$1,001.5	$779.0	$779.0
Average interest rate	1.5%		1.2%

(1)	Excludes discounts and issuance costs. Fair value was estimated primarily based upon quoted market prices for the Company’s public long-term notes.

Many of the Company’s subsidiaries purchase and sell products in currencies other than their functional currencies. This subjects the Company to the risks associated with fluctuations in foreign currency exchange rates. The Company reduces this risk by utilizing natural hedging (i.e., offsetting receivables and payables) as well as by creating offsetting positions through the use of derivative financial instruments, primarily forward foreign currency exchange contracts typically with maturities of less than sixty days (“economic hedges”). The Company continues to have exposure to foreign currency risks to the extent they are not hedged. The Company adjusts any economic hedges to fair value through the consolidated statements of operations primarily within “other expense, net.” Therefore, the changes in valuation of the underlying items being economically hedged are offset by the changes in fair value of the forward foreign currency exchange contracts. The Company did not have material gains or losses related to the forward foreign currency exchange contracts during fiscal 2016 and 2015. A hypothetical 10% change in foreign currency exchange rates under the forward foreign currency exchange contracts outstanding at July 2, 2016, would result in an increase or decrease of approximately $58.0 million to the fair value of the forward foreign currency exchange contracts, which would generally be offset by an opposite effect on the underlying exposure being economically hedged.  See Note 3 in the Notes to Consolidated Financial Statements contained in Item 15 of this Annual Report on Form 10-K for further discussion on derivative financial instruments.

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

During the fourth quarter of fiscal 2016, the Company implemented an ERP system to support the EM Americas region.  This implementation has resulted in changes to certain internal control over financial reporting. The Company performed pre- and post-implementation procedures as part of its assessment of the effectiveness of internal control over financial reporting. There were no other changes to the Company’s internal control over financial reporting (as defined in Rule 13a-15(f) of the Exchange Act) that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

Management’s Report on Internal Control Over Financial Reporting

The Company’s management, including its Chief Executive Officer and Chief Financial Officer, is responsible for establishing and maintaining adequate internal control over financial reporting as defined in Rules 13a-15(f) and 15(d)-15(f) under the Exchange Act. The Company’s internal control over financial reporting is designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles in the United States of America. Because of inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, controls may become inadequate because of changes in conditions, or the degree of compliance with policies or procedures may deteriorate. Management conducted an evaluation of the effectiveness of the Company’s internal control over financial reporting as of July 2, 2016. In making this assessment, management used the 2013 framework established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and concluded that the Company maintained effective internal control over financial reporting as of July 2, 2016.

The Company’s independent registered public accounting firm, KPMG LLP, has audited the effectiveness of the Company’s internal controls over financial reporting as of July 2, 2016, as stated in its audit report which is included herein.

Item 9B. Other Information

Not applicable.

PART III

Item 10. Directors, Executive Officers and Corporate Governance

The information called for by Item 10 is incorporated in this Report by reference to the Company’s definitive proxy statement relating to the Annual Meeting of Stockholders anticipated to be held on November 10, 2016.

Item 11. Executive Compensation

The information called for by Item 11 is incorporated in this Report by reference to the Company’s definitive proxy statement relating to the Annual Meeting of Stockholders anticipated to be held on November 10, 2016.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The information called for by Item 12 is incorporated in this Report by reference to the Company’s definitive proxy statement relating to the Annual Meeting of Stockholders anticipated to be held on November 10, 2016.

Item 13. Certain Relationships and Related Transactions, and Director Independence

The information called for by Item 13 is incorporated in this Report by reference to the Company’s definitive proxy statement relating to the Annual Meeting of Shareholders anticipated to be held on November 10, 2016.

Item 14. Principal Accounting Fees and Services

The information called for by Item 14 is incorporated in this Report by reference to the Company’s definitive proxy statement relating to the Annual Meeting of Stockholders anticipated to be held on November 10, 2016.

PART IV

Item 15. Exhibits and Financial Statement Schedules

a. The following documents are filed as part of this Report:

		Page

1.	Consolidated Financial Statements:

	Report of Independent Registered Public Accounting Firm	43

	Avnet, Inc. and Subsidiaries Consolidated Financial Statements:

	Consolidated Balance Sheets at July 2, 2016 and June 27, 2015	44

	Consolidated Statements of Operations for the years ended July 2, 2016, June 27, 2015 and June 28, 2014	45

	Consolidated Statements of Comprehensive Income for the years ended July 2, 2016, June 27, 2015 and June 28, 2014	46

	Consolidated Statements of Shareholders’ Equity for the years ended July 2, 2016, June 27, 2015, and June 28, 2014	47

	Consolidated Statements of Cash Flows for the years ended July 2, 2016, June 27, 2015 and June 28, 2014	48

	Notes to Consolidated Financial Statements	49

2.	Financial Statement Schedule:

	Schedule II (Valuation and Qualifying Accounts) for the years ended July 2, 2016, June 27, 2015 and June 28, 2014	81

	Schedules other than that above have been omitted because they are not applicable or the required information is shown in the financial statements or notes thereto

3.	Exhibits	82

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

AVNET, INC. (Registrant)
Date: August 12, 2016	By:	/s/ WILLIAM J. AMELIO
William J. Amelio
Interim Chief Executive Officer and Director

KNOW ALL MEN BY THESE PRESENTS, that each person whose signature appears below hereby authorizes and appoints each of William J. Amelio and Kevin Moriarty his or her attorneys-in-fact, for him or her in any and all capacities, to sign any amendments to this Report, and to file the same, with exhibits thereto, and other documents in connection therewith, with the Securities and Exchange Commission, hereby ratifying and confirming all that said attorneys-in-fact, or their substitute, may do or cause to be done by virtue hereof.

Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the Registrant and in the capacities indicated on August 12, 2016.

Signature	Title

/s/ WILLIAM J. AMELIO William J. Amelio	Interim Chief Executive Officer and Director (Principal Executive Officer)

/s/ WILLIAM H. SCHUMANN, III William H. Schumann, III	Chairman of the Board and Director

/s/ RODNEY C. ADKINS Rodney C. Adkins	Director

/s/ J. VERONICA BIGGINS J. Veronica Biggins	Director

/s/ MICHAEL A. BRADLEY Michael A. Bradley	Director

/s/ R. KERRY CLARK R. Kerry Clark	Director

/s/ JAMES A. LAWRENCE James A. Lawrence	Director

/s/ AVID MODJTABAI Avid Modjtabai	Director

/s/ RAY M. ROBINSON Ray M. Robinson	Director

/s/ KEVIN MORIARTY Kevin Moriarty	Senior Vice President, Chief Financial Officer (Principal Financial and Accounting Officer)

Report of Independent Registered Public Accounting Firm

The Board of Directors and Shareholders

Avnet, Inc.:

We have audited the accompanying consolidated balance sheets of Avnet, Inc. and subsidiaries (Avnet) as of July 2, 2016 and June 27, 2015, and the related consolidated statements of operations, comprehensive income, shareholders’ equity, and cash flows for each of the years in the three-year period ended July 2, 2016. In connection with our audits of the consolidated financial statements, we have also audited the financial statement schedule for each of the years in the three-year period ended July 2, 2016, as listed in the accompanying index. We also have audited Avnet’s internal control over financial reporting as of July 2, 2016, based on the criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Avnet’s management is responsible for these consolidated financial statements, for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Report on Internal Control Over Financial Reporting. Our responsibility is to express an opinion on these consolidated financial statements and financial statement schedule and an opinion on Avnet’s internal control over financial reporting based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Avnet as of July 2, 2016 and June 27, 2015, and the results of their operations and their cash flows for each of the years in the three-year period ended July 2, 2016, in conformity with U.S. generally accepted accounting principles. Also in our opinion, the related financial statement schedule for each of the years in the three-year period ended July 2, 2016, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein. Furthermore, in our opinion, Avnet maintained, in all material respects, effective internal control over financial reporting as of July 2, 2016, based on the criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission.

/s/ KPMG LLP

Phoenix, Arizona

August 12, 2016

AVNET, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

	July 2,	June 27,
	2016	2015
	(Thousands, except share
	amounts)
ASSETS
Current assets:
Cash and cash equivalents	$1,031,478	$932,553
Receivables, less allowances of $66,804 and $80,721, respectively	4,975,120	5,054,307
Inventories	2,856,231	2,482,183
Prepaid and other current assets	141,144	115,858
Total current assets	9,003,973	8,584,901
Property, plant and equipment, net	612,658	568,779
Goodwill	1,281,220	1,278,756
Intangible assets, net	78,397	99,731
Other assets	263,557	267,786
Total assets	$11,239,805	$10,799,953
LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Short-term debt	$1,152,599	$331,115
Accounts payable	3,233,781	3,338,052
Accrued expenses and other	556,113	603,129
Total current liabilities	4,942,493	4,272,296
Long-term debt	1,339,204	1,646,501
Other liabilities	266,822	196,135
Total liabilities	6,548,519	6,114,932
Commitments and contingencies (Notes 11 and 13)
Shareholders’ equity:
Common stock $1.00 par; authorized 300,000,000 shares; issued 127,377,466 shares and 135,496,472 shares, respectively	127,377	135,496
Additional paid-in capital	1,452,678	1,408,422
Retained earnings	3,632,271	3,582,599
Accumulated other comprehensive loss	(520,775)	(441,038)
Treasury stock at cost, 27,314 shares and 31,901 shares, respectively	(265)	(458)
Total shareholders’ equity	4,691,286	4,685,021
Total liabilities and shareholders’ equity	$11,239,805	$10,799,953

See notes to consolidated financial statements.

AVNET, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

	Years Ended
	July 2,	June 27,	June 28,
	2016	2015	2014
	(Thousands, except per share amounts)
Sales	$26,219,279	$27,924,657	$27,499,654
Cost of sales	23,181,768	24,731,537	24,273,923
Gross profit	3,037,511	3,193,120	3,225,731
Selling, general and administrative expenses	2,170,524	2,274,642	2,341,168
Restructuring, integration and other expenses	79,318	90,805	94,623
Operating income	787,669	827,673	789,940
Other expense, net	(18,105)	(19,043)	(6,092)
Interest expense	(99,055)	(95,665)	(104,823)
Gain on legal settlement (Note 13)	—	—	22,102
Income before income taxes	670,509	712,965	701,127
Income tax expense	163,978	141,052	155,523
Net income	$506,531	$571,913	$545,604
Earnings per share:
Basic	$3.87	$4.18	$3.95
Diluted	$3.80	$4.12	$3.89
Shares used to compute earnings per share:
Basic	130,858	136,688	137,991
Diluted	133,173	138,791	140,119
Cash dividends paid per common share	$0.68	$0.64	$0.60

See notes to consolidated financial statements.

AVNET, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

	Years Ended
	July 2,	June 27,	June 28,
	2016	2015	2014
	(Thousands)
Net income	$506,531	$571,913	$545,604
Other comprehensive (loss) income, net of tax:
Foreign currency translation adjustments and other	(45,355)	(561,022)	108,754
Pension adjustments, net	(34,382)	(19,528)	1,863
Total comprehensive income (loss)	$426,794	$(8,637)	$656,221

See notes to consolidated financial statements.

AVNET, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY

Years Ended July 2, 2016, June 27, 2015 and June 28, 2014

				Accumulated
		Additional		Other		Total
	Common	Paid-In	Retained	Comprehensive	Treasury	Shareholders’
	Stock	Capital	Earnings	Income (Loss)	Stock	Equity
	(Thousands)
Balance, June 29, 2013	$137,127	1,320,901	2,802,966	28,895	(764)	4,289,125
Net income	—	—	545,604	—	—	545,604
Translation adjustments	—	—	—	108,754	—	108,754
Pension liability adjustments, net of tax of $5,013	—	—	—	1,863	—	1,863
Cash dividends	—	—	(82,755)	—	—	(82,755)
Repurchases of common stock (Note 4)	(208)	—	(8,408)	—	—	(8,616)
Stock-based compensation, including related tax benefits of $8,432	1,367	34,762	—	—	89	36,218
Balance, June 28, 2014	138,286	1,355,663	3,257,407	139,512	(675)	4,890,193
Net income	—	—	571,913	—	—	571,913
Translation adjustments	—	—	—	(561,022)	—	(561,022)
Pension liability adjustments, net of tax of $7,540	—	—	—	(19,528)	—	(19,528)
Cash dividends	—	—	(87,330)	—	—	(87,330)
Repurchases of common stock (Note 4)	(4,001)	—	(159,391)	—	—	(163,392)
Stock-based compensation, including related tax benefits of $4,370	1,211	52,759	—	—	217	54,187
Balance, June 27, 2015	135,496	1,408,422	3,582,599	(441,038)	(458)	4,685,021
Net income	—	—	506,531	—	—	506,531
Translation adjustments	—	—	—	(45,355)	—	(45,355)
Pension liability adjustments, net of tax of $21,356	—	—	—	(34,382)	—	(34,382)
Cash dividends	—	—	(88,594)	—	—	(88,594)
Repurchases of common stock (Note 4)	(9,270)	—	(368,265)	—	—	(377,535)
Stock-based compensation	1,151	44,256	—	—	193	45,600
Balance, July 2, 2016	$127,377	$1,452,678	$3,632,271	$(520,775)	$(265)	$4,691,286

See notes to consolidated financial statements.

AVNET, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Years Ended
	July 2,	June 27,	June 28,
	2016	2015	2014
	(Thousands)
Cash flows from operating activities:
Net income	$506,531	$571,913	$545,604
Non-cash and other reconciling items:
Depreciation	98,403	95,645	92,464
Amortization	28,076	51,674	44,724
Deferred income taxes	122,734	18,436	(15,644)
Stock-based compensation	56,908	62,006	45,916
Other, net	48,333	87,649	88,687
Changes in (net of effects from businesses acquired):
Receivables	25,642	(204,114)	(306,873)
Inventories	(367,684)	(73,226)	(226,141)
Accounts payable	(114,335)	156,565	48,651
Accrued expenses and other, net	(180,293)	(182,665)	(79,970)
Net cash flows provided by operating activities	224,315	583,883	237,418

Cash flows from financing activities:
Issuance of notes, net of issuance costs	541,500	—	—
Repayment of notes	(250,000)	—	(300,000)
Borrowings (repayments) under accounts receivable securitization, net	80,000	35,000	255,000
Borrowings (repayments) of bank and revolving debt, net	142,840	(115,173)	38,765
Repurchases of common stock (Note 4)	(380,943)	(159,984)	(8,616)
Dividends paid on common stock	(88,594)	(87,330)	(82,755)
Other, net	(11,448)	(13,501)	9,109
Net cash flows provided (used) for financing activities	33,355	(340,988)	(88,497)

Cash flows from investing activities:
Purchases of property, plant and equipment	(147,548)	(174,374)	(123,242)
Acquisitions of businesses, net of cash acquired (Note 2)	(19,675)	—	(116,882)
Other, net	14,710	(11,969)	2,666
Net cash flows used for investing activities	(152,513)	(186,343)	(237,458)

Effect of currency exchange rate changes on cash and cash equivalents	(6,232)	(52,970)	8,165

Cash and cash equivalents:
— increase (decrease)	98,925	3,582	(80,372)
— at beginning of period	932,553	928,971	1,009,343
— at end of period	$1,031,478	$932,553	$928,971

Additional cash flow information (Note 15)

See notes to consolidated financial statements.

AVNET, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1. Summary of significant accounting policies

Principles of consolidation — The accompanying consolidated financial statements include the accounts of Avnet, Inc. and all of its majority-owned and controlled subsidiaries (the “Company” or “Avnet”). All intercompany and intracompany accounts and transactions have been eliminated.

Reclassifications — Certain prior period amounts have been reclassified to conform to the current-period presentation including the impact of the adoption of new accounting pronouncements.

Fiscal year — The Company operates on a “52/53 week” fiscal year, which ends on the Saturday closest to June 30th. Fiscal 2016 contains 53 weeks compared to 52 weeks in fiscal 2015 and 2014. Unless otherwise noted, all references to “fiscal” or any other “year” shall mean the Company’s fiscal year.

Management estimates — The preparation of financial statements in conformity with generally accepted accounting principles in the United States of America (“GAAP”) requires management to make estimates and assumptions that affect certain reported amounts of assets and liabilities, reported amounts of sales and expenses and the disclosure of contingent assets and liabilities at the date of the consolidated financial statements. Actual results could differ materially from those estimates.

Cash and cash equivalents — The Company considers all highly liquid investments with an original maturity of three months or less to be cash equivalents.

Inventories — Inventories, comprised principally of finished goods, are stated at cost (first-in, first-out) or market, whichever is lower. The Company regularly reviews the cost of inventory against its estimated market value, considering historical experience and any contractual rights of return, stock rotations, or price protections provided by the Company’s suppliers, and records a lower of cost or market write-down if any inventories have a cost in excess of their estimated net realizable value. The Company does not incorporate any non-contractual protections when estimating the net realizable value of its inventories.

Investments — Investments in joint ventures and entities (“ventures”) in which the Company has an ownership interest of greater than 50% and exercises control over the ventures are consolidated in the accompanying consolidated financial statements. Non-controlling interests in the years presented are not material and, as a result, are included in the caption “accrued expenses and other” in the accompanying consolidated balance sheets. Investments in ventures in which the Company exercises significant influence but not control are accounted for using the equity method of accounting. Investments in ventures in which the Company’s ownership interest is less than 20% and over which the Company does not exercise significant influence are accounted for using the cost method of accounting. The Company monitors ventures for events or changes in circumstances that indicate that the fair value of a venture is less than its carrying value, in which case the Company would further review the venture to determine if it is other-than-temporarily impaired. During fiscal 2016, 2015 and 2014 the Company did not have any material investments in any ventures.

Depreciation, amortization and useful lives — The Company reports property, plant and equipment at cost, less accumulated depreciation. Cost includes the price paid to acquire or construct the assets, required installation costs, interest capitalized during the construction period, and any expenditure that substantially adds to the value of or substantially extends the useful life of an existing asset. Additionally, the Company capitalizes qualified costs related to

AVNET, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

software obtained or developed for internal use. Software obtained for internal use has generally been enterprise-level business operations, logistics and finance software that is customized to meet the Company’s specific operational requirements. The Company begins depreciation and amortization (“depreciation”) for property, plant and equipment when an asset is both in the location and condition for its intended use.

Property, plant, and equipment is depreciated using the straight-line method over its estimated useful lives. The estimated useful lives for property, plant, and equipment are typically as follows: buildings — 30 years; machinery, fixtures and equipment — 2-10 years; information technology hardware and software — 2-10 years; and leasehold improvements — over the applicable minimum lease term or economic useful life if shorter.

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

In performing goodwill impairment testing, the Company may first make a qualitative assessment of whether it is more-likely-than-not that a reporting unit’s fair value is less than its carrying value. If the qualitative assessment indicates it is more-likely-than-not that a reporting unit’s fair value is not greater than its carrying value, the Company must perform a two-step quantitative impairment test. The Company defines the fair value of a reporting unit as the price that would be received to sell the reporting unit as a whole in an orderly transaction between market participants at the impairment test date. To determine the fair value of a reporting unit, the Company primarily uses the income approach methodology of valuation, which includes the discounted cash flow method, and the market approach methodology of valuation, which considers values of comparable businesses to estimate the fair value of the Company’s reporting units.

AVNET, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Significant management judgment is required when estimating the fair value of the Company’s reporting units from a market participant perspective including the forecasting of future operating results, the discount rates and expected future growth rates used in the discounted cash flow method of valuation, and in the selection of comparable businesses and related market multiples that are used in the market approach. If the estimated fair value of a reporting unit exceeds the carrying value assigned to that reporting unit, goodwill is not impaired and no further impairment testing is required.

If the carrying value assigned to a reporting unit exceeds its estimated fair value in the first step, then the Company is required to perform the second step of the goodwill impairment test. In this step, the Company assigns the fair value of the reporting unit calculated in the first step to all of the assets and liabilities of that reporting unit, as if a market participant just acquired the reporting unit in a business combination. The excess of the fair value of the reporting unit determined in the first step of the impairment test over the total amount assigned to the assets and liabilities in the second step of the impairment test represents the implied fair value of goodwill. If the carrying value of a reporting unit’s goodwill exceeds the implied fair value of goodwill, the Company will record an impairment loss equal to the difference. If there is no such excess then all goodwill for a reporting unit is considered impaired.

Foreign currency translation — The assets and liabilities of foreign operations are translated into U.S. Dollars at the exchange rates in effect at the balance sheet date, with the related translation adjustments reported as a separate component of shareholders’ equity and comprehensive income. Results of operations are translated using the average exchange rates prevailing throughout the period. Transactions denominated in currencies other than the functional currency of the Avnet subsidiaries that are party to the transactions are remeasured at exchange rates in effect at the balance sheet date or upon settlement of the transaction. Gains and losses from such remeasurements are recorded in the consolidated statements of operations as a component of “other income (expense), net.” In fiscal 2016, 2015 and 2014, gains or losses on foreign currency transactions were not material.

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

Self-insurance — In the U.S., the Company is primarily self-insured for workers’ compensation, medical, and general, product and automobile liability costs; however, the Company also has stop-loss insurance policies in place to

AVNET, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

limit the Company’s exposure to individual and aggregate claims made. Liabilities for these programs are estimated based upon outstanding claims and claims estimated to be incurred but not yet reported based upon historical loss experience. These estimates are subject to variability due to changes in trends of losses for outstanding claims and incurred but not reported claims, including external factors such as the number of and cost of claims, benefit level changes and claim settlement patterns.

Revenue recognition — Revenue from the sale of products or services is recognized when persuasive evidence of an arrangement exists, delivery has occurred or services have been rendered, the sales price is fixed or determinable and collectability is reasonably assured. Generally, these criteria are met upon either shipment or delivery to customers, depending upon the sales terms. A majority of the Company’s product sales come from products Avnet purchases from a supplier and holds in inventory. A portion of the Company’s sales of products are shipped directly from its suppliers to its customers (“drop-ship”). In such drop-ship arrangements, Avnet negotiates the price with the customer, pays the supplier directly for the products shipped and bears credit risk of collecting payment from its customers. Furthermore, in such drop-shipment arrangements, the Company bears responsibility for accepting returns of products from the customer even if the Company, in turn, has a right to return the products to the original supplier if the products are defective. Under these sales terms, the Company serves as the principal with the customer and, therefore, recognizes the billed amount of the gross sale and the full cost of sale of the product upon shipment by the supplier.

In addition, the Company has certain contractual relationships with its customers and suppliers whereby Avnet assumes an agency relationship in the sales transaction. In such agency arrangements, the Company recognizes the net fee associated with serving as an agent within sales with no associated cost of sales.

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

Comprehensive income — Comprehensive income (loss) represents net income for the year adjusted for certain changes in shareholders’ equity. Accumulated comprehensive income items impacting comprehensive income (loss) includes foreign currency translation and the impact of the Company’s pension liability adjustments, net of tax (see Note 4).

Stock-based compensation — The Company measures stock-based payments at fair value and generally recognizes the associated operating expense in the consolidated statement of operations over the requisite service period (see Note 12). A stock-based payment is considered vested for accounting expense attribution purposes when the employee’s

AVNET, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

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

Fair value — The Company measures financial assets and liabilities at fair value based upon an exit price, representing the amount that would be received from the sale of an asset or paid to transfer a liability, in an orderly transaction between market participants. ASC 820, Fair Value Measurements, requires inputs used in valuation techniques for measuring fair value on a recurring or non-recurring basis be assigned to a hierarchical level as follows: Level 1 are observable inputs that reflect quoted prices for identical assets or liabilities in active markets. Level 2 are observable market-based inputs or unobservable inputs that are corroborated by market data and Level 3 are unobservable inputs that are not corroborated by market data. During fiscal 2016, 2015, and 2014, there were no transfers of assets measured at fair value between the three levels of the fair value hierarchy. The carrying amounts of the Company’s financial instruments, including cash and cash equivalents, receivables and accounts payable approximate their fair values at July 2, 2016 due to the short-term nature of these assets and liabilities. At July 2, 2016, and June 27,

AVNET, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

2015, the Company had $8.7 million and $11.1 million, respectively, of cash equivalents that were measured at fair value based upon Level 1 criteria. See Note 7 for discussion of the fair value of the Company’s long-term debt and Note 10 for a discussion of the fair value of the Company’s pension plan assets.

Derivative financial instruments — See Note 3 for discussion of the Company’s accounting policies related to derivative financial instruments.

Accounts receivable securitization — The Company has an accounts receivable securitization program whereby the Company sells certain receivables and retains a subordinated interest and servicing rights to those receivables. The securitization program does not qualify for off balance sheet sales accounting and is accounted for as a secured financing as discussed further in Note 7.

Recently issued accounting pronouncements — In May 2014, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update No. 2014-09, Revenue from Contracts with Customers (“ASU 2014-09”) as amended, to supersede nearly all existing revenue recognition guidance under GAAP. The core principles of ASU 2014-09 are to recognize revenue when promised goods or services are transferred to customers in an amount that reflects the consideration that is expected to be received for those goods or services. Application of the guidance in ASU 2014-09 may require more judgment and estimates within the revenue recognition process compared to existing GAAP. In July 2015, the FASB approved a one-year delay in the effective date of ASU 2014-09, which makes the effective date for the Company the first quarter of fiscal 2019. The Company may adopt the requirements of ASU 2014-09 using either of two acceptable adoption methods: (i) retrospective adoption to each prior reporting period presented with the option to elect certain practical expedients as defined within ASU 2014-09; or (ii) adoption with the cumulative effect of initially applying ASU 2014-09 recognized at the date of initial application and providing certain additional disclosures as defined within ASU 2014-09. The Company is currently evaluating the impact of the future adoption of ASU 2014-09 on its consolidated financial statements, including the method of adoption to be used.

In September 2015, the FASB issued Accounting Standards Update 2015-16, Business Combinations (Topic 805): Simplifying the Accounting for Measurement-Period Adjustments. The update requires that an acquirer recognize adjustments to provisional amounts that are identified during the measurement period in the reporting period in which the adjustment amounts are determined, including the cumulative effect of the change in provisional amount as if the accounting had been completed at the acquisition date. The Company early adopted this update in the first quarter of fiscal 2016, with no impact to its consolidated financial statements.

In November 2015, the FASB issued Accounting Standards Update No. 2015-17, Income Taxes (Topic 740): Balance Sheet Classification of Deferred Taxes (“ASU 2015-17”), to simplify the presentation of deferred income taxes by requiring deferred tax liabilities and assets be classified as noncurrent in a classified balance sheet. In connection with the early adoption of this update in the fourth quarter of fiscal 2016, the Company reclassified $57.2 million of deferred tax assets from current assets to long-term noncurrent assets to conform with the current year presentation.

In February 2016, the FASB issued Accounting Standards Update No. 2016-02, Leases (Topic 842) (“ASU 2016-02”). The update requires a lessee to recognize assets and liabilities on the consolidated balance sheets for leases with lease terms greater than 12 months. ASU 2016-02 is effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2018. Early adoption is permitted. The update will be effective for the Company in the first quarter of fiscal 2020, using a modified retrospective approach. The Company is currently evaluating the impact

AVNET, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

of the adoption of ASU 2016-02 on its consolidated financial statements.

In March 2016, the FASB issued ASU 2016-09, Compensation – Stock Compensation, which simplifies the accounting for the tax effects related to stock based compensation, including adjustments to how excess tax benefits and how tax withholdings and payments for the benefit of employees receiving stock based compensation should be classified, amongst other items. ASU 2016-09 is effective for financial statements issued for fiscal years beginning after December 15, 2016, and interim periods within those fiscal years. The Company early adopted ASU 2016-09 during the fourth quarter of fiscal 2016.  This adoption of ASU 2016-09 did not have a material impact on the Company's consolidated financial statements or financial statement disclosures.

2. Acquisitions

Fiscal 2016 Acquisitions

During fiscal 2016, the Company acquired two businesses with aggregated annualized sales of approximately $120.0 million for an aggregate purchase price of $36.4 million. The Company paid cash of $19.7 million, net of cash acquired, for such acquisitions in fiscal 2016. The Company has not disclosed the pro-forma impact of the fiscal 2016 acquisitions, as such impact was not material to the Company’s consolidated financial position or results of operations. During fiscal 2016, there were no material measurement period adjustments for such acquisitions.

Historical Acquisitions

The Company had no acquisitions in fiscal 2015. During fiscal 2014, the Company acquired three businesses with historical annualized sales of approximately $492.0 million (unaudited). Cash paid for acquisitions during fiscal 2014 was $116.9 million, net of cash acquired. The Company has not disclosed the pro-forma impact of the fiscal 2014 acquisitions as such impact was not material to the Company’s consolidated financial position or results of operations. During fiscal 2014 and fiscal 2015, there were no material measurement period adjustments for the fiscal 2014 acquisitions.

The aggregate consideration, excluding cash acquired, for the fiscal 2014 acquisitions was $219.7 million, which consisted of the following (in thousands):

Cash paid	$181,645
Contingent consideration	38,081
Total consideration	$219,726

The contingent consideration arrangements stipulate that the Company pay up to a maximum of approximately $50.0 million of additional consideration to the former shareholders of the acquired businesses based upon the achievement of certain future operating results. The Company estimated the fair value of the contingent consideration of $38.1 million at the acquisition date using an income approach, which is based on significant inputs, primarily forecasted future operating results of the acquired businesses, not observable in the market and thus represents a Level 3 measurement as defined in ASC 820. The Company adjusts the fair value of contingent consideration through operating expenses if there are changes to the inputs used in the income approach and as a result of the passage of time.

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

Goodwill of $52.0 million was assigned to the EM reportable segment and goodwill of $10.6 million was assigned to the TS reportable segment. The goodwill recognized is attributable primarily to expected synergies of the acquired businesses. The amount of goodwill that is expected to be deductible for income tax purposes is not material.

The Company has recognized restructuring, integration and other expenses associated with fiscal 2014 and 2016 acquisitions which are described further in Note 17.

Fiscal 2017 Potential Acquisition

In July 2016, subsequent to the end of fiscal 2016, the Company publicly announced an offer to acquire all of the outstanding and to be issued share capital of Premier Farnell plc, a public limited company organized under English law, in exchange for £1.85 per share, representing a purchase price offer of approximately £691 million.

To provide financing in connection with such offer, in July 2016, the Company entered into a Senior Unsecured Bridge Credit Agreement (the “Bridge Credit Agreement”). The Bridge Credit Agreement provides for a single borrowing of (i) tranche A-1 bridge loans of up to £557.0 million and tranche B bridge loans of up to $250.0 million, each with a maturity date of 364 days from the date of borrowing, and (ii) tranche A-2 bridge loans of up to £150.0 million, with a maturity date of 90 days from the date of borrowing. The Company’s ability to borrow under the Bridge Credit Agreement is subject to customary limited conditionality. Borrowings under the Bridge Credit Agreement will bear interest at a variable interest rate.

3. Derivative financial instruments

Many of the Company’s subsidiaries purchase and sell products in currencies other than their functional currencies. This subjects the Company to the risks associated with fluctuations in foreign currency exchange rates. The Company reduces this risk by utilizing natural hedging (i.e., offsetting receivables and payables in the same foreign currency) as

AVNET, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

well as by creating offsetting positions through the use of derivative financial instruments, primarily forward foreign exchange contracts typically with maturities of less than 60 days (“economic hedges”). The Company continues to have exposure to foreign currency risks to the extent they are not hedged. The Company adjusts any economic hedges to fair value through the consolidated statements of operations primarily within “other expense, net.” Therefore, the changes in valuation of the underlying items being economically hedged are offset by the changes in fair value of the forward foreign exchange contracts. The fair value of forward foreign currency exchange contracts, which are based upon Level 2 criteria under the ASC 820 fair value hierarchy, are classified in the captions “other current assets” or “accrued expenses and other,” as applicable, in the accompanying consolidated balance sheets as of July 2, 2016, and June 27, 2015. The Company’s master netting and other similar arrangements with various financial institutions related to derivative financial instruments allow for the right of offset. The Company’s policy is to present derivative financial instruments with the same counterparty as either a net asset or liability when the right of offset exists.

The Company generally does not hedge its investments in its foreign operations. The Company does not enter into derivative financial instruments for trading or speculative purposes and monitors the financial stability and credit standing of its counterparties.

The Company’s foreign currency exposure relates primarily to international transactions where the currency collected from customers can be different from the currency used to purchase from suppliers. The Company’s foreign operations transactions are denominated primarily in the following currencies: U.S. Dollar, Euro, British Pound, Canadian Dollar, Japanese Yen, Chinese Yuan, Taiwan Dollar, Australian Dollar and Mexican Peso. The Company also, to a lesser extent, has foreign operations transactions in other European, Latin American and Asian foreign currencies.

The fair values of derivative financial instruments in the Company’s consolidated balance sheets are as follows:

	July 2,	June 27,
	2016	2015
	(Thousands)
Forward foreign currency exchange contracts not receiving hedge accounting treatment recorded in:
Other current assets	$9,681.1	$3,517.5
Accrued expenses	6,655.5	7,192.5

The amount recorded to other expense, net related to derivative financial instruments are as follows:

	Fiscal Year Ended
	July 2,	June 27,
	2016	2015
	(Thousands)
Net derivative financial instrument gain (loss)	$(2,338.9)	$(4,478.1)

The Company’s outstanding economic hedges had average maturities of 53 days and 55 days as of July 2, 2016, and June 27, 2015, respectively. Under the Company’s economic hedging policies, gains and losses on the derivative financial instruments are substantially offset by the gains and losses on the underlying assets or liabilities being hedged.

AVNET, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

4. Shareholders’ equity

Accumulated comprehensive income (loss)

The following table includes the balances within accumulated other comprehensive income (loss):

	July 2,	June 27,	June 28,
	2016	2015	2014
	(Thousands)
Accumulated translation adjustments and other	$(362,228)	$(316,873)	$244,149
Accumulated pension liability adjustments, net of income taxes	(158,547)	(124,165)	(104,637)
Total accumulated other comprehensive income (loss)	$(520,775)	$(441,038)	$139,512

Amounts reclassified out of accumulated comprehensive income (loss), net of tax, to operating expenses during fiscal 2016, 2015 and 2014 substantially all related to net periodic pension costs as discussed further in Note 10.

Share repurchase program

In August 2015, the Company’s Board of Directors amended the Company’s existing share repurchase program to authorize the repurchase of up to $1.25 billion of common stock in the open market or through privately negotiated transactions. The timing and actual number of shares repurchased will depend on a variety of factors such as share price, corporate and regulatory requirements, and prevailing market conditions. During fiscal 2016, the Company repurchased 9.3 million shares under this program at an average market price of $40.73 per share for a total cost of $377.5 million. This amount differs from the cash used for repurchases of common stock on the consolidated statement of cash flows to the extent repurchases were not settled at the end of a fiscal year. Repurchased shares were retired. Since the beginning of the repurchase program through the end of fiscal 2016, the Company has repurchased 31.4 million shares at an aggregate cost of $1.08 billion, and $174.9 million remains available for future repurchases under the share repurchase program.

Common stock dividend

During fiscal 2016, the Company has paid dividends of $0.68 per common share and $88.6 million in total.

AVNET, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

5. Property, plant and equipment, net

Property, plant and equipment are recorded at cost and consist of the following:

	July 2, 2016	June 27, 2015
	(Thousands)
Buildings	$122,538	$122,035
Machinery, fixtures and equipment	249,538	238,864
Information technology hardware and software	827,124	712,099
Leasehold improvements	143,918	140,928
Depreciable property, plant and equipment, gross	1,343,118	1,213,926
Accumulated depreciation	(828,126)	(773,013)
Depreciable property, plant and equipment, net	514,992	440,913
Land	39,650	40,032
Construction in progress	58,016	87,834
Property, plant and equipment, net	$612,658	$568,779

Depreciation expense related to property, plant and equipment was $98.4 million, $95.6 million and $92.5 million in fiscal 2016, 2015 and 2014, respectively. Interest expense capitalized during fiscal 2016, 2015 and 2014 was not material.

6. Goodwill and intangible assets

The following table presents the change in goodwill balances by reportable segment for fiscal year 2016. All of the accumulated impairment was recognized in fiscal 2009.

	Electronics	Technology
	Marketing	Solutions	Total
	(Thousands)
Gross goodwill	$1,684,216	$974,274	$2,658,490
Accumulated impairment	(1,045,110)	(334,624)	(1,379,734)
Carrying value at June 27, 2015	639,106	639,650	1,278,756
Additions	—	24,413	24,413
Adjustments	—	—	—
Foreign currency translation	(17,254)	(4,695)	(21,949)
Carrying value at July 2, 2016	$621,852	$659,368	$1,281,220
Gross goodwill	$1,666,962	$993,992	$2,660,954
Accumulated impairment	(1,045,110)	(334,624)	(1,379,734)
Carrying value at July 2, 2016	$621,852	$659,368	$1,281,220

Goodwill adjustments represent the net purchase accounting adjustments for acquisitions during the related measurement periods.

Based upon the Company’s annual impairment tests performed in the fourth quarters of fiscal 2016, 2015 and 2014, there was no impairment of goodwill in the respective fiscal years. The goodwill impairment testing requirements and related assumptions used are described further in Note 1.

AVNET, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The following table presents the Company’s acquired identifiable intangible assets:

	July 2, 2016			June 27, 2015
	Acquired	Accumulated	Net Book	Acquired	Accumulated	Net Book
	Amount	Amortization	Value	Amount	Amortization	Value
	(Thousands)
Customer related	$211,169	$(142,994)	$68,175	$276,921	$(190,593)	$86,328
Trade name	4,875	(2,731)	2,144	6,240	(3,792)	2,448
Other	12,356	(4,278)	8,078	12,309	(1,354)	10,955
	$228,400	$(150,003)	$78,397	$295,470	$(195,739)	$99,731

Intangible asset amortization expense was $28.1 million, $51.7 million and $44.7 million for fiscal 2016, 2015 and 2014 respectively. Included in fiscal 2015 amortization expense was $8.5 million of accelerated amortization for the reduction in useful lives of certain intangible assets as a result of restructuring actions discussed further in Note 17. Intangible assets have a weighted average remaining life of approximately 4 years as of July 2, 2016. The following table presents the estimated future amortization expense for the next five fiscal years and thereafter (in thousands):

Fiscal Year
2017	26,897
2018	14,719
2019	13,277
2020	11,505
2021	7,132
Thereafter	4,867
Total	$78,397

7. Debt

Short-term debt consists of the following:

	July 2, 2016	June 27, 2015	July 2, 2016	June 27, 2015
	Interest Rate		Carrying Balance
Bank credit facilities and other	4.62%	5.54%	$122,599	$81,115
Accounts receivable securitization program	0.93%	—	730,000	—
Notes due September 2015	—	6.00%	—	250,000
Notes due September 2016	6.63%	—	300,000	—
Short-term debt			$1,152,599	$331,115

Bank credit facilities and other consist of various committed and uncommitted lines of credit and other forms of bank debt with financial institutions utilized primarily to support the working capital requirements of the Company including its foreign operations.

AVNET, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Long-term debt consists of the following:

	July 2, 2016	June 27, 2015	July 2, 2016	June 27, 2015
	Interest Rate		Carrying Balance
Revolving credit facilities:
Accounts receivable securitization program	—	0.59%	$—	$650,000
Credit Facility	1.72%	1.45%	150,000	50,000
Notes due:
September 2016	—	6.63%	—	300,000
June 2020	5.88%	5.88%	300,000	300,000
December 2022	4.88%	4.88%	350,000	350,000
April 2026	4.63%	—%	550,000	—
Other long-term debt	1.92%	2.06%	1,551	1,828
Long-term debt before discount and debt issuance costs			1,351,551	1,651,828
Discount and debt issuance costs			(12,347)	(5,327)
Long-term debt			$1,339,204	$1,646,501

The Company has a five-year $1.25 billion senior unsecured revolving credit facility (the “Credit Facility”) with a syndicate of banks, consisting of revolving credit facilities and the issuance of up to $150.0 million of letters of credit, which expires in July 2019. Subject to certain conditions, the Credit Facility may be increased up to $1.50 billion. Under the Credit Facility, the Company may select from various interest rate options, currencies and maturities. The Credit Facility contains certain covenants including various limitations on debt incurrence, share repurchases, dividends, investments and capital expenditures. The Credit Facility also includes financial covenants requiring the Company to maintain minimum interest coverage and leverage rations, which the Company was in compliance with as of July 2, 2016. At July 2, 2016, and June 27, 2015, there were $5.6 million and $1.9 million, respectively, in letters of credit issued under the Credit Facility.

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

In August 2014, the Company amended and extended its accounts receivable securitization program (the “Program”) with a group of financial institutions to allow the Company to transfer, on an ongoing revolving basis, an undivided interest in a designated pool of trade accounts receivable, to provide security or collateral for borrowings up to a maximum of $900.0 million. The Program does not qualify for off balance sheet accounting treatment and any borrowings under the Program are recorded as debt in the consolidated balance sheets. Under the Program, the Company legally sells and isolates certain U.S. trade accounts receivable into a wholly owned and consolidated bankruptcy remote special purpose entity. Such receivables, which are recorded within “Receivables” in the consolidated balance sheets, totaled $1.46 billion and $1.41 billion at July 2, 2016, and June 27, 2015, respectively. The Program contains certain covenants relating to the quality of the receivables sold. The Program also requires the Company to maintain certain minimum interest coverage and leverage ratios, which the Company was in compliance with as of July 2, 2016. The Program has a two-year term that expires in August 2016 and as a result is considered short-term debt as of July 2, 2016. There were $730.0 million in borrowings outstanding under the Program as of July 2, 2016, and $650.0 million as of

AVNET, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

June 27, 2015. Interest on borrowings is calculated using a base rate or a commercial paper rate plus a spread of 0.38%. The facility fee is 0.38%.

Aggregate debt maturities for the next five fiscal years and thereafter are as follows (in thousands):

2017	$1,152,599
2018	1,058
2019	437
2020	450,056
2021	—
Thereafter	900,000
Subtotal	2,504,150
Discount and debt issuance costs	(12,347)
Total debt	$2,491,803

At July 2, 2016, the carrying value and fair value of the Company’s debt was $2.49 billion and $2.59 billion, respectively. At June 27, 2015, the carrying value and fair value of the Company’s debt was $1.98 billion and $2.04 billion, respectively. For the Notes, fair value was estimated based upon quoted market prices and for other debt instruments fair value approximates carrying value due to the market based variable nature of the interest rates on those obligations.

8. Accrued expenses and other

Accrued expenses and other consist of the following:

	July 2, 2016	June 27, 2015
	(Thousands)
Accrued salaries and benefits	$258,588	$295,642
Accrued operating costs	70,170	71,441
Accrued interest and banking costs	24,089	22,354
Accrued restructuring costs (Note 17)	26,042	26,302
Accrued income taxes	43,232	27,816
Accrued property, plant and equipment	13,723	13,915
Accrued other	120,269	145,659
Total accrued expenses and other	$556,113	$603,129

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

	Years Ended
	July 2, 2016	June 27, 2015	June 28, 2014
	(Thousands)
Current:
Federal	$29,511	$41,757	$71,714
State and local	4,634	4,496	8,038
Foreign	114,746	76,363	91,415
Total current taxes	148,891	122,616	171,167
Deferred:
Federal	4,305	39,246	11,305
State and local	2,277	5,264	3,810
Foreign	8,505	(26,074)	(30,759)
Total deferred taxes	15,087	18,436	(15,644)
Income tax expense	$163,978	$141,052	$155,523

The tax provision is computed based upon income before income taxes from both U.S. and foreign operations. U.S. income before income taxes was $115.2 million, $180.6 million and $235.4 million, and foreign income before income taxes was $555.3 million, $532.3 million and $465.7 million in fiscal 2016, 2015 and 2014, respectively.

Reconciliations of the federal statutory tax rate to the effective tax rates are as follows:

	Years Ended
	July 2, 2016	June 27, 2015	June 28, 2014
U.S. federal statutory rate	35.0%	35.0%	35.0%
State and local income taxes, net of federal benefit	0.4	1.6	1.3
Foreign tax rates, net of valuation allowances	(10.3)	(8.8)	(9.3)
Release of valuation allowance, net of U.S. tax expense	(1.4)	(7.2)	(4.8)
Change in contingency reserves	(0.6)	0.5	(0.1)
Tax audit settlements	(0.2)	(2.3)	(0.6)
Other, net	1.6	1.0	0.7
Effective tax rate	24.5%	19.8%	22.2%

Foreign tax rates represents the impact of the difference between foreign and U.S. federal statutory rates applied to foreign income or loss and also includes the impact of valuation allowances established against the Company’s otherwise realizable foreign deferred tax assets, which are primarily net operating loss carry-forwards.

Avnet’s effective tax rate on income before income taxes was 24.5% in fiscal 2016 as compared with an effective tax rate of 19.8% in fiscal 2015. Included in the fiscal 2016 effective tax rate is a net tax benefit of $15.1 million, which is comprised primarily of (i) a tax benefit of $9.2 million for the release of a valuation allowance against deferred tax assets that were determined to be realizable, and (ii) a net tax benefit of $9.5 million primarily related to favorable audit settlements and the expiration of statutes of limitation. The fiscal 2016 effective tax rate is higher than the fiscal 2015

AVNET, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

effective tax rate primarily due to a lesser tax benefit from the valuation allowance released in fiscal 2016 as compared with the amount released in fiscal 2015.

The Company applies the guidance in ASC 740 Income Taxes, which requires management to use its judgment to the appropriate weighting of all available evidence when assessing the need for the establishment or the release of valuation allowances. As part of this analysis, the Company examines all available evidence on a jurisdiction by jurisdiction basis and weighs the positive and negative evidence when determining the need for full or partial valuation allowances. The evidence considered for each jurisdiction includes, among other items: (i) the historic levels of income or losses over a range of time periods, which may extend beyond the most recent three fiscal years depending upon the historical volatility of income in an individual jurisdiction; (ii) expectations and risk associated with underlying estimates of future taxable income, including considering the historical trend of down-cycles in the Company’s served industries; (iii) jurisdictional specific limitations on the utilization of deferred tax assets including when such assets expire; and (iv) prudent and feasible tax planning strategies.

As of the end of fiscal 2015, the Company released the remaining valuation allowance against significant net deferred tax assets related to a legal entity in EMEA. Due to the profitability for this entity and the projections for the future, management concluded a full release of the valuation allowance was appropriate in fiscal 2015.

No provision for U.S. income taxes has been made for approximately $3.18 billion of cumulative unremitted earnings of foreign subsidiaries at July 2, 2016, because those earnings are expected to be permanently reinvested outside the U.S. A hypothetical calculation of the deferred tax liability, assuming those earnings were remitted, is not practicable.

The significant components of deferred tax assets and liabilities, included in “other assets” on the consolidated balance sheets, are as follows:

	July 2,	June 27,
	2016	2015
	(Thousands)
Deferred tax assets:
Federal, state and foreign net operating loss carry-forwards	$131,544	$249,385
Inventories valuation	21,766	16,806
Receivables valuation	10,996	16,989
Various accrued liabilities and other	15,410	14,427
	179,716	297,607
Less — valuation allowances	(101,208)	(111,381)
	78,508	186,226
Deferred tax liabilities:
Depreciation and amortization of property, plant and equipment	(88,663)	(67,828)
Net deferred tax assets	$(10,155)	$118,398

In addition to net deferred tax liabilities, the Company also has $105.7 million of income tax related deferred charges in accordance with ASC 810 included as a component of “other assets” in the consolidated balance sheet as of July 2, 2016, as a result of a fiscal 2016 business restructuring in EMEA.  In fiscal 2015, prior to the business restructuring, such amounts were classified as net deferred tax assets.

AVNET, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The change in valuation allowances in fiscal 2016 from fiscal 2015 was primarily due to (i) a net reduction of $7.9 million due to the release of valuation allowances, (ii) a $4.1 million decrease primarily due to tax rate changes on valuation allowances previously established in various foreign jurisdictions, and (iii) a $3.4 million increase due to the establishment of valuation allowances.

As of July 2, 2016, the Company had foreign net operating loss carry-forwards of approximately $604.2 million, of which $146.3 million will expire during fiscal 2017 and 2018, substantially all of which have full valuation allowances or reserves, $75.7 million have expiration dates ranging from fiscal 2019 to 2036 and the remaining $382.2 million have no expiration date. The carrying value of the Company’s foreign net operating loss carry-forwards is dependent upon the Company’s ability to generate sufficient future taxable income in certain foreign tax jurisdictions. In addition, the Company considers historic levels of income or losses, expectations and risk associated with estimates of future taxable income and ongoing prudent and feasible tax planning strategies in assessing the need for valuation allowances.

Estimated liabilities for unrecognized tax benefits are included in “accrued expenses and other” and “other liabilities” on the consolidated balance sheets. These contingent liabilities relate to various tax matters that result from uncertainties in the application of complex income tax regulations in the numerous jurisdictions in which the Company operates. The change in such liabilities during fiscal 2016 was primarily due to reductions related to the lapse of applicable statutes of limitations as presented in the following table. As of July 2, 2016, unrecognized tax benefits were $101.4 million, of which approximately $70.2 million, if recognized, would favorably impact the effective tax rate and the remaining balance would be substantially offset by valuation allowances. As of June 27, 2015, unrecognized tax benefits were $103.9 million, of which approximately $69.0 million, if recognized, would favorably impact the effective tax rate, and the remaining balance would be substantially offset by valuation allowances. The estimated liability for unrecognized tax benefits included accrued interest expense and penalties of $17.8 million and $22.6 million, net of applicable state tax benefits, as of the end of fiscal 2016 and 2015, respectively.

Reconciliations of the beginning and ending liability balances for unrecognized tax benefits are as follows:

	July 2, 2016	June 27, 2015
	(Thousands)
Balance at beginning of year	$103,923	$128,221
Additions for tax positions taken in prior periods, including interest	10,217	7,713
Reductions for tax positions taken in prior periods, including interest	(5,058)	(17,810)
Additions for tax positions taken in current period	8,047	4,233
Reductions related to settlements with taxing authorities	(2,471)	(243)
Reductions related to the lapse of applicable statutes of limitations	(13,073)	(6,028)
Adjustments related to foreign currency translation	(145)	(12,163)
Balance at end of year	$101,440	$103,923

The evaluation of income tax positions requires management to estimate the ability of the Company to sustain its position and estimate the final benefit to the Company. To the extent that these estimates do not reflect the actual outcome there could be an impact on the consolidated financial statements in the period in which the position is settled, the applicable statutes of limitations expire or new information becomes available as the impact of these events are recognized in the period in which they occur. It is difficult to estimate the period in which the amount of a tax position will change as settlement may include administrative and legal proceedings whose timing the Company cannot control. The effects of settling tax positions with tax authorities and statute expirations may significantly impact the estimate for unrecognized tax benefits. Within the next twelve months, management estimates that approximately $12.4 million of

AVNET, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

these liabilities for unrecognized tax benefits will be settled by the expiration of the statutes of limitations or through agreement with the tax authorities for tax positions related to valuation matters and positions related to acquired entities; such matters are common to multinational companies. The expected cash payment related to the settlement of these contingencies is approximately $4.7 million.

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

Jurisdiction	Fiscal Year
United States (Federal and state)	2012 - 2016
Taiwan	2011 - 2016
Hong Kong and Germany	2010 - 2016
Netherlands and Singapore	2008 - 2016
Belgium	2014 - 2016
United Kingdom	2009 - 2016

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

AVNET, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The following table outlines changes in benefit obligations, plan assets and the funded status of the Plan as of the end of fiscal 2016 and 2015:

	July 2,	June 27,
	2016	2015
	(Thousands)
Changes in benefit obligations:
Benefit obligations at beginning of year	$513,406	$457,167
Service cost	39,740	39,492
Interest cost	21,310	17,797
Actuarial loss	41,799	21,796
Benefits paid	(27,744)	(22,846)
Benefit obligations at end of year	$588,511	$513,406
Changes in plan assets:
Fair value of plan assets at beginning of year	$484,408	$449,960
Actual return on plan assets	19,425	17,294
Benefits paid	(27,744)	(22,846)
Contributions	40,000	40,000
Fair value of plan assets at end of year	$516,089	$484,408
Funded status of the plan recognized as a non-current liability	$(72,422)	$(28,998)

Amounts recognized in accumulated other comprehensive income:
Unrecognized net actuarial losses	$235,747	$185,819
Unamortized prior service credits	(2,903)	(4,476)
	$232,844	$181,343
Other changes in plan assets and benefit obligations recognized in other comprehensive income:
Net actuarial gain	$62,659	$40,723
Amortization of net actuarial losses	(12,731)	(13,007)
Amortization of prior service credits	1,573	1,573
	$51,501	$29,289

Included in accumulated other comprehensive income at July 2, 2016 is a before tax expense of $235.7 million of net actuarial losses which have not yet been recognized in net periodic pension cost, of which $15.4 million is expected to be recognized as a component of net periodic pension cost during fiscal 2017. Also included is a before tax benefit of $2.9 million of prior service credits that have not yet been recognized in net periodic pension costs, of which $1.6 million is expected to be recognized as a component of net periodic pension costs during fiscal 2017.

Assumptions used to calculate actuarial present values of benefit obligations are as follows:

	2016	2015
Discount rate	3.4%	4.3%

The discount rate selected by the Company for the Plan reflects the current rate at which the underlying liability could be settled at the measurement date as of July 2, 2016. In fiscal 2016, the Company changed the method used to estimate the discount rate for the Plan as described further below. The change does not affect the measurement of our pension obligation and was applied prospectively as a change in estimate. The estimated discount rate in fiscal 2016 was

AVNET, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

based on the spot yield curve approach, which applies the individual spot rates from a highly rated bond yield curve to each future year’s estimated cash flows. The estimated discount rate in fiscal 2015 was based primarily upon an average rate determined by matching the expected cash outflows of the Plan to a yield curve constructed from a portfolio of highly rated (minimum AA rating) fixed-income debt instruments with maturities consistent with the expected cash outflows. The effect of the change in estimate using the spot yield curve approach was not material.

Assumptions used to determine net benefit costs are as follows:

	2016	2015
Discount rate	4.3%	4.0%
Expected return on plan assets	8.3%	8.5%

Components of net periodic pension cost during the last three fiscal years are as follows:

	Years Ended
	July 2,	June 27,	June 28,
	2016	2015	2014
	(Thousands)
Service cost	$39,740	$39,492	$36,733
Interest cost	21,310	17,797	17,155
Expected return on plan assets	(40,285)	(36,221)	(30,908)
Recognized net actuarial loss	12,731	13,007	12,686
Amortization of prior service credits	(1,573)	(1,573)	(1,573)
Net periodic pension cost	$31,923	$32,502	$34,093

The Company made $40.0 million of contributions in fiscal 2016 and fiscal 2015 and expects to make approximately $40.0 million of contributions in fiscal 2017.

Benefit payments are expected to be paid to Plan participants as follows for the next five fiscal years and the aggregate for the five years thereafter (in thousands):

2017	$39,519
2018	30,771
2019	34,711
2020	39,973
2021	45,057
2022 through 2026	305,721

The Plan’s assets are held in trust and were allocated as follows as of the measurement date at the end of fiscal 2016 and 2015:

	2016	2015
Equity securities	60%	76%
Fixed income debt securities	40%	23%
Cash and cash equivalents	—%	1%

The general investment objectives of the Plan are to maximize returns through a diversified investment portfolio in order to earn annualized returns that meet the long-term cost of funding the Plan’s pension obligations while maintaining

AVNET, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

reasonable and prudent levels of risk. The target rate of return on Plan assets is currently 8.3%, which represents the average rate of earnings expected on the funds invested or to be invested to provide for the benefits included in the benefit obligation based upon the targeted investment allocations. This assumption has been determined by combining expectations regarding future rates of return for the investment portfolio along with the historical and expected distribution of investments by asset class and the historical rates of return for each of those asset classes. The mix of equity securities is typically diversified to obtain a blend of domestic and international investments covering multiple industries. The Plan’s assets do not include any material investments in Avnet common stock. The Plan’s investments in debt securities are also diversified across both public and private fixed income securities with varying maturities. As of July 2, 2016, the Company’s target allocation for the investment portfolio is for equity securities, both domestic and international, to represent approximately 65% of the portfolio. The majority of the remaining portfolio of investments is to be invested in fixed income debt securities with various maturities.

The following table sets forth the fair value of the Plan’s investments as of July 2, 2016:

	Level 1	Level 2	Level 3	Total
	(Thousands)
Cash and cash equivalents	$497	$—	$—	$497
Equities:
U.S. common stocks	—	204,125	—	204,125
International common stocks	—	102,193	—	102,193
Fixed Income:
U.S. government agencies	—	76,991	—	76,991
U.S. corporate bonds	—	112,262	—	112,262
Other	—	20,021	—	20,021
Total	$497	$515,592	$—	$516,089

The following table sets forth the fair value of the Plan’s investments as of June 27, 2015:

	Level 1	Level 2	Level 3	Total
	(Thousands)
Cash and cash equivalents	$2,111	$—	$—	$2,111
Equities:
U.S. common stocks	—	287,495	—	287,495
International common stocks	—	79,704	—	79,704
Fixed Income:
U.S. government agencies	—	8,912	—	8,912
U.S. corporate bonds	—	106,186	—	106,186
Total	$2,111	$482,297	$—	$484,408

The fair value of the Plan’s investments in equity and fixed income investments are stated at unit value, or the equivalent of net asset value, which is a practical expedient for estimating the fair values of those investments. Each of these investments may be redeemed daily without notice and there were no material unfunded commitments as of July 2, 2016.

The fixed income investments provide a steady return with medium volatility and assist with capital preservation and income generation. The equity investments have higher expected volatility and return than the fixed income investments.

AVNET, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

11. Operating leases

The Company leases many of its operating facilities and is also committed under lease agreements for transportation and operating equipment. Rent expense charged to operating expenses during the last three fiscal years is as follows:

	Years Ended
	July 2,	June 27,	June 28,
	2016	2015	2014
	(Thousands)
Rent expense under operating leases	$82,726	$95,255	$106,620

The aggregate future minimum operating lease commitments, principally for office and warehouse space, in fiscal 2017 through 2021 and thereafter, are as follows (in thousands):

2017	$95,691
2018	66,789
2019	52,924
2020	40,552
2021	30,671
Thereafter	102,205
Total	$388,832

The preceding table includes the remaining operating lease commitments that are included as a component of the Company’s restructuring liabilities (see Note 17).

12. Stock-based compensation

The Company measures all stock-based payments at fair value and recognizes related expense within operating expenses in the consolidated statements of operations over the requisite service period (generally the vesting period). During fiscal 2016, 2015, and 2014, the Company recorded stock-based compensation expense of $56.9 million, $62.0 million and $45.9 million, respectively, for all forms of stock-based compensation awards.

Stock plan

At July 2, 2016, the Company had 8.1 million shares of common stock reserved for stock-based payments, which consisted of 2.3 million shares for unvested or unexercised stock options, 3.3 million shares available for stock-based awards under plans approved by shareholders, 2.3 million shares for restricted stock units and performance share units granted but not yet vested, and 0.2 million shares available for future purchases under the Company’s Employee Stock Purchase Plan (“ESPP”).

AVNET, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Stock options

Stock option grants have a contractual life of ten years, vest in 25% increments on each anniversary of the grant date, commencing with the first anniversary, and require an exercise price of 100% of the fair market value of common stock at the date of grant. Stock-based compensation expense associated with stock options during fiscal 2016, 2015 and 2014 was $4.2 million, $3.6 million and $4.7 million, respectively.

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

	Years Ended
	July 2,	June 27,	June 28,
	2016	2015	2014
Expected term (years)	6.0	6.0	6.0
Risk-free interest rate	1.7%	1.9%	1.7%
Weighted average volatility	29.7%	31.6%	34.3%
Dividend yield	1.9%	1.8%	1.5%

The following is a summary of the changes in outstanding options for fiscal 2016:

		Weighted	Weighted Average
		Average	Remaining
	Shares	Exercise Price	Contractual Life
Outstanding at June 27, 2015	2,015,378	$32.90	71 Months
Granted	377,700	42.67	109 Months
Exercised	(47,968)	25.20	34 Months
Forfeited or expired	(19,713)	36.71	81 Months
Outstanding at July 2, 2016	2,325,397	$34.61	66 Months
Exercisable at July 2, 2016	1,406,246	$30.85	48 Months

The weighted-average grant-date fair values of stock options granted during fiscal 2016, 2015 and 2014 were $10.69, $11.68 and $11.45, respectively.

At July 2, 2016, the aggregate intrinsic value of all outstanding stock option awards was $14.3 million and all exercisable stock option awards was $13.3 million.

AVNET, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The following is a summary of the changes in non-vested stock options for the fiscal year 2016:

		Weighted
		Average
		Grant-Date
	Shares	Fair Value
Non-vested stock options at June 27, 2015	935,500	$11.35
Granted	377,700	10.69
Vested	(374,336)	12.23
Forfeited	(19,713)	10.99
Non-vested stock options at July 2, 2016	919,151	$11.20

As of July 2, 2016, there was $2.4 million of total unrecognized compensation cost related to stock options, which is expected to be recognized over a weighted-average period of 2.1 years. The total fair value of stock options vested, as of the vesting dates, during fiscal 2016, 2015 and 2014 were $4.6 million, $4.0 million and $3.7 million, respectively.

Cash received from stock option exercises during fiscal 2016, 2015 and 2014 totaled $0.8 million, $2.6 million, and $4.7 million, respectively. The impact of these cash receipts is included in “Other, net” within financing activities in the accompanying consolidated statements of cash flows.

Restricted stock units

Delivery of restricted stock units, and the associated compensation expense, is recognized over the vesting period and is generally subject to the employee’s continued service to the Company, except for employees who are retirement eligible under the terms of the restricted stock units. As of July 2, 2016, 1.7 million shares previously awarded have not yet vested. Stock-based compensation expense associated with restricted stock units was $43.9 million, $50.5 million and $34.4 million for fiscal years 2016, 2015 and 2014, respectively.

The following is a summary of the changes in non-vested restricted stock units during fiscal 2016:

		Weighted
		Average
		Grant-Date
	Shares	Fair Value
Non-vested restricted stock units at June 27, 2015	1,930,352	$36.15
Granted	1,051,740	41.27
Vested	(1,172,898)	36.23
Forfeited	(88,975)	$38.26
Non-vested restricted stock units at July 2, 2016	1,720,219	$39.12

As of July 2, 2016, there was $33.3 million of total unrecognized compensation expense related to non-vested restricted stock units, which is expected to be recognized over a weighted-average period of 1.9 years. The total fair value of restricted stock units vested during fiscal 2016, 2015 and 2014 was $42.5 million, $36.2 million and $30.5 million, respectively.

AVNET, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Performance share units

Certain eligible employees, including Avnet’s executive officers, may receive a portion of their long-term stock-based compensation through the performance share program, which allows for the vesting of shares based upon achievement of certain market and performance-based criteria (“Performance Share Program”). The Performance Share Program provides for the vesting to each grantee of a number of shares of Avnet’s common stock at the end of a three-year performance period based upon the Company’s achievement of certain performance goals established by the Compensation Committee of the Board of Directors for each Performance Share Program three-year performance period. The performance goals consist of measures of economic profit and total shareholder return.

During each of fiscal 2016, 2015 and 2014, the Company granted 0.2 million performance share units, of which there was no material forfeitures of performance awards. The actual amount of performance share units vested at the end of each three-year period is measured based upon the actual level of achievement of the defined performance goals and can range from 0% to 200% of the award grant. During fiscal 2016, 2015 and 2014, the Company recognized stock-based compensation expense associated with the Performance Share Program of $7.6 million, $6.8 million and $5.8 million, respectively.

Director stock-based compensation

Non-employee independent directors are awarded shares equal to a fixed dollar amount of Avnet common stock each year as part of their director compensation. Directors may elect to receive this compensation in the form of common stock or they may elect to defer their compensation to be paid in common stock at a later date. During fiscal 2016, 2015 and 2014, compensation expense associated with the independent director stock-based compensation awards was $1.2 million, $1.1 million and $1.0 million, respectively.

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

The Company also is currently subject to various pending and potential legal matters and investigations relating to compliance with governmental laws and regulations, including import/export and environmental matters. For certain of these matters it is not possible to determine the ultimate outcome, and the Company cannot reasonably estimate the maximum potential exposure or the range of possible loss for such matters due primarily to being in the preliminary stages of the related proceedings and investigations. The Company currently believes that the resolution of such matters will not have a material adverse effect on the Company’s financial position or liquidity, but could possibly be material to its results of operations in any one reporting period.

AVNET, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

As of July 2, 2016, and June 27, 2015, the Company has aggregate estimated liabilities of $20.2 million and $17.2 million, respectively, classified within accrued expenses and other for such compliance-related matters that were reasonably estimable as of such dates. Of these amounts, $8.5 million relates to the Company’s estimated liability to settle a compliance investigation by Customs and Border Protection (“CBP”) for potential unpaid import duties associated with the acquisition of Bell Microproducts Inc. During the fourth quarter of fiscal 2016, the Company held settlement discussions with CBP and submitted an $8.5 million offer-in-compromise (“OIC”) to CBP in order to resolve this long-standing compliance investigation.

During fiscal 2014, the Company received award payments of $22.1 million related to the settlement of a class action proceeding against certain manufacturers of LCD flat panel displays, which is classified within “gain on legal settlement” in the consolidated statements of operations.

14. Earnings per share

	Years Ended
	July 2,	June 27,	June 28,
	2016	2015	2014
	(Thousands, except per share data)
Numerator:
Net income	$506,531	$571,913	$545,604
Denominator:
Weighted average common shares for basic earnings per share	130,858	136,688	137,991
Net effect of dilutive stock options, restricted stock units and performance share units	2,315	2,103	2,128
Weighted average common shares for diluted earnings per share	133,173	138,791	140,119
Basic earnings per share	$3.87	$4.18	$3.95
Diluted earnings per share	$3.80	$4.12	$3.89
Stock options excluded from earnings per share calculation due to anti-dilutive effect	378	—	—

AVNET, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

15. Additional cash flow information

The “Other, net” component of non-cash and other reconciling items within operating activities in the consolidated statements of cash flows consisted of the following during the last three fiscal years:

	July 2,	June 27,	June 28,
	2016	2015	2014
	(Thousands)
Provision for doubtful accounts receivable	$12,639	$20,084	$17,943
Periodic pension cost (Note 10)	31,923	32,502	34,093
Other, net	3,771	35,063	36,651
Total	$48,333	$87,649	$88,687

Interest and income taxes paid during the last three fiscal years were as follows:

	July 2,	June 27,	June 28,
	2016	2015	2014
	(Thousands)
Interest	$119,941	$113,476	$111,608
Income taxes	$92,993	$125,403	$181,117

The Company includes book overdrafts as part of accounts payable on its consolidated balance sheets and reflects changes in such balances as part of cash flows from operating activities in its consolidated statements of cash flows.

Non-cash investing activities related to purchases of property, plant and equipment that have been accrued, but not paid for, were $13.7 million and $13.9 million as of July 2, 2016, and June 27, 2015, respectively.

Included in cash and cash equivalents as of July 2, 2016 and June 27, 2015, was $8.7 million and $11.1 million, respectively of cash equivalents, which was primarily comprised of overnight time deposits whose fair value was determined using Level 1 measurements under the ASC 820 fair value hierarchy.

AVNET, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

16. Segment information

Electronics Marketing (“EM”) and Technology Solutions (“TS”) are the Company’s two reportable segments (“operating groups”). EM markets and sells semiconductors and interconnect, passive and electromechanical devices and embedded products to a diverse customer base serving many end-markets. TS focuses on the value-added distribution of enterprise computing servers and systems, software, storage, services and complex solutions from the world’s foremost technology manufacturers and software developers. TS also provides the latest hard disk drives, microprocessor, motherboard and DRAM module technologies to manufacturers of general-purpose computers and system builders.

	Years Ended
	July 2,	June 27,	June 28,
	2016	2015	2014
	(Millions)
Sales:
Electronics Marketing	$16,566.8	$17,344.7	$16,544.4
Technology Solutions	9,652.5	10,580.0	10,955.3
	$26,219.3	$27,924.7	$27,499.7
Operating income (loss):
Electronics Marketing	$725.9	$797.4	$747.9
Technology Solutions	317.9	325.7	317.8
Corporate	(148.2)	(150.6)	(134.4)
	895.6	972.5	931.3
Restructuring, integration and other expenses (Note 17)	(79.3)	(90.8)	(94.6)
Amortization of acquired intangible assets and other	(28.6)	(54.0)	(46.8)
	$787.7	$827.7	$789.9
Assets:
Electronics Marketing	$6,889.0	$6,497.7	$6,840.2
Technology Solutions	3,742.0	3,609.0	4,140.2
Corporate	608.8	693.3	275.1
	$11,239.8	$10,800.0	$11,255.5
Capital expenditures:
Electronics Marketing	$101.9	$99.0	$38.0
Technology Solutions	9.1	42.1	43.8
Corporate	36.5	33.3	41.4
	$147.5	$174.4	$123.2
Depreciation & amortization expense:
Electronics Marketing	$36.4	$45.2	$48.8
Technology Solutions	55.4	65.1	59.0
Corporate	34.7	37.0	29.4
	$126.5	$147.3	$137.2
Sales, by geographic area:
Americas(1)	$10,423.6	$11,144.0	$10,929.5
EMEA(2)	7,811.0	7,876.2	8,246.1
Asia/Pacific(3)	7,984.7	8,904.5	8,324.1
	$26,219.3	$27,924.7	$27,499.7
Property, plant and equipment, net, by geographic area:
Americas(4)	$405.0	$358.1	$306.2
EMEA(5)	178.1	182.3	199.4
Asia/Pacific	29.6	28.4	29.4
	$612.7	$568.8	$535.0

AVNET, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

(1)	Includes sales in the United States of $9.45 billion, $9.96 billion and $9.68 billion for fiscal 2016, 2015 and 2014, respectively.
(2)

Includes sales in Germany and the United Kingdom of $3.06 billion and $1.29 billion, respectively, for fiscal 2016. Includes sales in Germany and the United Kingdom of $2.93 billion and $1.46 billion, respectively, for fiscal 2015. Includes sales in Germany and the United Kingdom of $3.31 billion and $1.36 billion, respectively, for fiscal 2014.

(3)

Includes sales of $2.86 billion, $2.70 billion and $1.13 billion in Taiwan, China (including Hong Kong) and Singapore, respectively, for fiscal 2016. Includes sales of $3.42 billion, $2.84 billion and $1.18 billion in Taiwan, China (including Hong Kong) and Singapore, respectively, for fiscal 2015. Includes sales of $2.63 billion, $2.93 billion and $1.19 billion in Taiwan, China (including Hong Kong) and Singapore, respectively, for fiscal 2014.

(4)	Includes property, plant and equipment, net, of $395.0 million, $352.2 million and $298.1 million in the United States for fiscal 2016, 2015 and 2014, respectively.
(5)

Includes property, plant and equipment, net, of $76.4 million and $69.8 million in Germany and Belgium, respectively, for fiscal 2016. Fiscal 2015 includes property, plant and equipment, net, of $74.2 million in Germany and $74.7 million in Belgium. Fiscal 2014 includes property, plant and equipment, net, of $95.5 million in Germany and $61.0 million in Belgium.

Listed in the table below are the Company’s major product categories and the related sales for each of the past three fiscal years:

	Years Ended
	July 2,	June 27,	June 28,
	2016	2015	2014
	(Millions)
Semiconductors	$14,654.0	$15,715.8	$14,558.4
Computer products, software and services	9,025.6	9,614.2	10,571.6
Connectors, passives, electromechanical and other	2,539.7	2,594.7	2,369.7
Sales	$26,219.3	$27,924.7	$27,499.7

AVNET, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

17. Restructuring, integration and other expenses

Fiscal 2016

During fiscal 2016, the Company took certain actions in an effort to reduce future operating expenses, including the continuation of the restructuring activities started in the fourth quarter of fiscal 2015. These actions include activities related to the Avnet Advantage initiative, which is focused on creating long-term operational efficiencies. In addition, the Company incurred integration and other costs as discussed further below. The following table presents the restructuring, integration and other expenses recorded during fiscal 2016:

Year Ended
July 2, 2016
(Thousands, except per share data)
Restructuring expenses	$52,781
Integration costs	10,425
Other costs, including acquisition costs	19,784
Changes in estimates for prior year restructuring liabilities	(3,672)
Restructuring, integration and other expenses before tax	$79,318
Restructuring, integration and other expenses after tax	$52,343
Restructuring, integration and other expenses per share on a diluted basis	$0.39

The activity related to the restructuring liabilities established and other associated expenses incurred during fiscal 2016 is presented in the following table:

		Facility	Asset
	Severance	Exit Costs	Impairments	Other	Total
	(Thousands)
Fiscal 2016 restructuring expenses	$45,592	$5,129	$1,254	$806	$52,781
Cash payments	(31,304)	(979)	—	(267)	(32,550)
Non-cash amounts	—	—	(1,254)	(378)	(1,632)
Other, principally foreign currency translation	(67)	(57)	—	62	(62)
Balance at July 2, 2016	$14,221	$4,093	$—	$223	$18,537

Severance expense recorded in fiscal 2016 related to the reduction, or planned reduction, of over 700 employees, primarily in operations, sales and business support functions, in connection with cost reduction actions taken in both operating groups including the impact of a voluntary retirement program in the United States. Facility exit costs primarily consist of liabilities for remaining lease obligations for exited facilities. Asset impairments relate to the impairment of property, plant and equipment as a result of the underlying restructuring actions taken in fiscal 2016. Other restructuring costs related primarily to other miscellaneous restructuring and exit costs. Of the $52.8 million in restructuring expenses recorded during fiscal 2016, $28.6 million related to EM, $21.2 million related to TS and $3.0 million related to Corporate business support functions. The Company expects the majority of the remaining severance and facility exit costs to be paid by the end of fiscal 2017.

Integration costs are primarily related to the integration of acquired businesses, the integration of certain regional and global businesses, the integration of significant information technology systems and incremental costs incurred as

AVNET, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

part of the consolidation, relocation and closure of warehouse and office facilities. Integration costs include certain consulting costs for significant new information technology systems and business operation integration assistance, facility moving costs, legal fees, travel, meeting, training, marketing and communication costs that are specifically and incrementally incurred as a result of such integration activities. Also included in integration costs are incremental salary costs specific to integration, consolidation and closure activities. Other costs consists primarily of professional fees incurred for acquisitions, costs incurred for businesses divested or closed in current or prior periods, any ongoing facilities operating costs associated with the consolidation, relocation and closure of facilities once such facilities have been vacated or substantially vacated, and other miscellaneous costs that relate to restructuring, integration and other expenses. Included in other costs during fiscal 2016 was $4.3 million of expense associated with Avnet’s estimated environmental remediation obligations related to certain legacy manufacturing operations that were divested several decades ago and $8.4 million of legal expenses related to lawsuits associated with operations of an acquired business prior to Avnet’s acquisition. The remaining integration and other costs in fiscal 2016 were comprised of many different costs, none of which were individually material.

Fiscal 2015

During fiscal 2015, the Company incurred restructuring expenses related to various restructuring actions intended to achieve planned synergies from acquired businesses and to reduce future operating expenses. The following table presents the restructuring, integration and other expenses incurred during fiscal 2015:

Year Ended
June 27, 2015
(Thousands, except per share data)
Restructuring expenses	$58,677
Integration costs	19,144
Other costs including acquisition costs	13,724
Changes in estimates for prior year restructuring liabilities	(740)
Restructuring, integration and other expenses before tax	$90,805
Restructuring, integration and other expenses after tax	$65,897
Restructuring, integration and other expenses per share on a diluted basis	$0.47

The fiscal 2016 activity related to the remaining restructuring liabilities established during fiscal 2015 is presented in the following table:

		Facility
	Severance	Exit Costs	Total
	(Thousands)
Balance at June 27, 2015	$11,256	$3,210	$14,466
Cash payments	(9,842)	(1,166)	(11,008)
Changes in estimates, net	(2,092)	(522)	(2,614)
Non-cash amounts	—	—	—
Other, principally foreign currency translation	2,800	(89)	2,711
Balance at July 2, 2016	$2,122	$1,433	$3,555

AVNET, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Of the $58.7 million in restructuring expenses recorded during fiscal 2015, $26.0 million related to EM, $31.9 million related to TS and $0.8 million related to Corporate business support functions. As of July 2, 2016, management expects the majority of the remaining severance, facility exit and other liabilities to be utilized by the first half of fiscal 2017.

Fiscal 2014 and prior

During fiscal 2014 and prior fiscal years, the Company incurred expenses to reduce costs, including costs related to the acquisition and integration activities associated with acquired businesses as follows:

Year Ended
June 28, 2014
(Thousands, except per share data)
Restructuring expenses	$65,749
Integration costs	20,455
Other costs including acquisition costs	8,767
Changes in estimates for prior year restructuring liabilities	(348)
Restructuring, integration and other expenses before tax	$94,623
Restructuring, integration and other expenses after tax	$70,773
Restructuring, integration and other expenses per share on a diluted basis	$0.50

Of the $65.7 million in restructuring expenses recorded during fiscal 2014 and prior, $41.3 million related to EM, $23.1 million related to TS and $1.3 million related to Corporate business support functions.

As of June 27, 2015, there was $11.8 million of restructuring liabilities remaining related to restructuring actions taken in fiscal years 2014 and prior, the majority of which relates to facility exit costs. The remaining balance for such historical restructuring liabilities as of July 2, 2016 was $4.0 million, which is expected to be paid by the end of fiscal 2017.

SCHEDULE II

AVNET, INC. AND SUBSIDIARIES

VALUATION AND QUALIFYING ACCOUNTS

Years Ended July 2, 2016, June 27, 2015 and June 28, 2014

	Balance at	Charged to		Charged to				Balance at
	Beginning of	Expense		Other				End of
Account Description	Period	(Income)		Accounts		Deductions		Period
	(Thousands)
Fiscal 2016
Allowance for doubtful accounts	$80,721	$12,639		$—		$(26,556)	(a)	$66,804
Valuation allowance on tax loss carry-forwards	111,381	(12,203)	(b)	2,030	(c)	—		101,208
Fiscal 2015
Allowance for doubtful accounts	96,382	20,084		—		(35,745)	(a)	80,721
Valuation allowance on tax loss carry-forwards	182,123	(37,564)	(d)	(33,178)	(e)	—		111,381
Fiscal 2014
Allowance for doubtful accounts	95,656	17,943		—		(17,217)	(a)	96,382
Valuation allowance on tax loss carry-forwards	230,821	(52,719)	(f)	4,021	(g)	—		182,123

(a)	Uncollectible receivables written off.
(b)

Primarily related to a reduction of $7.9 million due to the release of valuation allowances and a reduction of $4.1 million due to a change in tax rates on valuation allowances previously established in various foreign jurisdictions.

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

4.3

Indenture dated as of June 22, 2010, between the Company and Wells Fargo Bank, National Association, as Trustee, providing for the issuance of Debt Securities in one or more series (incorporated herein by reference to the Company’s Current Report on Form 8-K dated June 18, 2010, Exhibit 4.1).

4.4	Officers’ Certificate establishing the terms of the 5.875% Notes due 2020 (incorporated herein by reference to the Company’s Current Report on Form 8-K dated June 18, 2010, Exhibit 4.2).

4.5	Officers’ Certificate establishing the terms of the 4.875% Notes due 2022 (incorporated herein by reference to the Company’s Current Report on Form 8-K dated November 20, 2012, Exhibit 4.1).

4.6	Officers’ Certificate establishing the terms of the 4.625% Notes due 2026 (incorporated herein by reference to the Company’s Current Report on Form 8-K dated March 22, 2016, Exhibit 4.1).

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

10.2

Form of Employment Agreement by and between the Company and Michael Buseman, Gerry Fay, Erin Lewin and MaryAnn Miller (incorporated herein by reference to the Company’s Form 10-K for the fiscal year ended June 29, 2013, Exhibit 10.3).

10.3	Employment Agreement by and between Kevin Moriarty and the Company (incorporated herein by reference to the Company’s Current Report on Form 8-K dated September 1, 2013, Exhibit 10.1).

10.4	Manager’s Agreement between Avnet Europe Executive BVBA and Patrick Zammit (incorporated herein by reference to the Company’s Quarterly Report for the period ended January 2, 2016, Exhibit 10.1).

10.5	Employment Agreement by and between the Company and Steve Phillips (incorporated herein by reference to the Company’s Current Report on Form 8-K dated December 19, 2008, Exhibit 10.2).

10.6

Form of Change of Control Agreement between the Company and Richard Hamada, Michael Buseman, Gerry Fay, Erin Lewin, MaryAnn Miller, Kevin Moriarty, Steve Phillips and Patrick Zammit (incorporated herein by reference to the Company’s Current Report on Form 8-K dated February 14, 2011, Exhibit 10.3).

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

(incorporated herein by reference to the Company’s Quarterly Report on Form 10-Q for the fiscal year ended October 3, 2015, Exhibit 10.1).

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

(j) Amendment No. 9, dated as of May 22, 2015, to Receivables Sale Agreement (incorporated herein by reference to the Company’s Annual Report on Form 10-K for the fiscal year ended June 27, 2015, Exhibit 10.21(j)).

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

(r) Amendment No. 7 dated as of May 22, 2015, to the Second Amended and Restated Receivables Purchase Agreement (incorporated herein by reference to the Company’s Annual Report on Form 10-K for the fiscal year ended June 27, 2015, Exhibit 10.21(r)).

(s) Amendment No. 8 dated as of March 16, 2016, to the Second Amended and Restated Receivables Purchase Agreement (incorporated herein by reference to the Company’s Quarterly Report on Form 10-Q for the period ended April 2, 2016, Exhibit 10.1).

10.22

Credit Agreement dated as of July 9, 2014, among Avnet, Inc., each other subsidiary of the Company party thereto, Bank of America, N.A., as Administrative Agent, and each lender thereto (incorporated herein by reference to the Company’s Current Report on Form 8-K dated July 9, 2014, Exhibit 10.1).

12.1	*	Ratio of Earnings to Fixed Charges.

21	*	List of subsidiaries of the Company as of July 2, 2016.

23.1	*	Consent of KPMG LLP.

31.1	*	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	*	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	**	Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	**	Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS	*	XBRL Instance Document.

101.SCH	*	XBRL Taxonomy Extension Schema Document.

101.CAL	*	XBRL Taxonomy Extension Calculation Linkbase Document.

101.LAB	*	XBRL Taxonomy Extension Label Linkbase Document.

101.PRE	*	XBRL Taxonomy Extension Presentation Linkbase Document.

101.DEF	*	XBRL Taxonomy Extension Definition Linkbase Document.

*	Filed herewith.

**	Furnished herewith.