Form 10-Q
period 2016-10-01
AVNET INC
filed 2016-10-28
CIK 8858

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended October 1, 2016

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

As of October 20, 2016, the total number of shares outstanding of the registrant’s Common Stock was 127,630,975 shares, net of treasury shares.

AVNET, INC. AND SUBSIDIARIES

PART I

FINANCIAL INFORMATION

Item 1.Financial Statements

AVNET, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(Unaudited)

	October 1,	July 2,
	2016	2016
	(Thousands, except share
	amounts)
ASSETS
Current assets:
Cash and cash equivalents	$1,196,545	$1,031,478
Receivables, less allowances of $30,756 and $27,448, respectively	2,876,346	2,803,678
Inventories	2,418,761	2,589,659
Prepaid and other current assets	76,514	81,196
Assets held for sale (Note 3)	3,131,587	2,497,962
Total current assets	9,699,753	9,003,973
Property, plant and equipment, net	471,321	453,209
Goodwill	620,850	621,852
Intangible assets, net	20,823	22,571
Other assets	233,376	239,133
Non-current assets held for sale (Note 3)	—	899,067
Total assets	$11,046,123	$11,239,805
LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Short-term debt	$98,017	$1,152,599
Accounts payable	1,463,555	1,616,694
Accrued expenses and other	419,445	394,888
Liabilities held for sale (Note 3)	1,452,851	1,778,312
Total current liabilities	3,433,868	4,942,493
Long-term debt	2,609,617	1,339,204
Other liabilities	213,612	223,053
Non-current liabilities held for sale (Note 3)	—	43,769
Total liabilities	6,257,097	6,548,519
Commitments and contingencies (Note 7)
Shareholders’ equity:
Common stock $1.00 par; authorized 300,000,000 shares; issued 127,574,528 shares and 127,377,466 shares, respectively	127,575	127,377
Additional paid-in capital	1,470,725	1,452,678
Retained earnings	3,679,438	3,632,271
Accumulated other comprehensive loss	(488,495)	(520,775)
Treasury stock at cost, 25,613 shares and 27,314 shares, respectively	(217)	(265)
Total shareholders’ equity	4,789,026	4,691,286
Total liabilities and shareholders’ equity	$11,046,123	$11,239,805

See notes to consolidated financial statements.

AVNET, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

	First Quarters Ended
	October 1,	October 3,
	2016	2015
	(Thousands, except per share amounts)
Sales	$4,173,405	$4,600,802
Cost of sales	3,647,920	4,037,546
Gross profit	525,485	563,256
Selling, general and administrative expenses	365,025	380,751
Restructuring, integration and other expenses	29,469	12,518
Operating income	130,991	169,987
Other income (expense), net	(13,733)	882
Interest expense	(27,237)	(22,032)
Income from continuing operations before income taxes	90,021	148,837
Income tax expense	21,435	37,849
Income from continuing operations	68,586	110,988
Income from discontinued operations, net of income taxes of $21,295 and $9,403, respectively	257	19,266
Net income	$68,843	$130,254

Earnings per share - basic:
Continuing operations	$0.54	$0.83
Discontinued operations	0.00	0.14
Net income per share - basic	$0.54	$0.97

Earnings per share - diluted:
Continuing operations	$0.53	$0.82
Discontinued operations	0.00	0.14
Net income per share - diluted	$0.53	$0.96

Shares used to compute earnings per share:
Basic	127,531	133,783
Diluted	129,763	136,326
Cash dividends paid per common share	$0.17	$0.17

See notes to consolidated financial statements.

AVNET, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(Unaudited)

	First Quarters Ended
	October 1,	October 3,
	2016	2015
	(Thousands)
Net income	$68,843	$130,254
Other comprehensive income (loss), net of tax:
Foreign currency translation adjustments and other	31,661	(40,248)
Pension adjustments, net	619	2,067
Total comprehensive income	$101,123	$92,073

See notes to consolidated financial statements.

AVNET, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	First Quarters Ended
	October 1,	October 3,
	2016	2015
	(Thousands)
Cash flows from operating activities:
Net income	$68,843	$130,254
Less: Income from discontinued operations, net of tax	257	19,266
Income from continuing operations	68,586	110,988

Non-cash and other reconciling items:
Depreciation	19,694	16,737
Amortization	1,930	2,436
Deferred income taxes	6,412	3,381
Stock-based compensation	17,576	24,350
Other, net	10,714	9,411
Changes in (net of effects from businesses acquired):
Receivables	(64,587)	124,076
Inventories	182,240	(282,846)
Accounts payable	(164,777)	(2,476)
Accrued expenses and other, net	33,522	(33,535)
Net cash flows provided (used) for operating activities - continuing operations	111,310	(27,478)
Net cash flows used for operating activities - discontinued operations	(111,446)	(6,263)
Net cash flows used for operating activates	(136)	(33,741)

Cash flows from financing activities:
Repayment of notes	(300,000)	(250,000)
Repayments under accounts receivable securitization, net	(150,265)	(33,045)
Borrowings of bank and revolving debt, net	669,803	418,756
Repurchases of common stock (Note 10)	—	(143,725)
Dividends paid on common stock	(21,676)	(22,612)
Other, net	682	(2,503)
Net cash flows provided (used) for financing activities - continuing operations	198,544	(33,129)
Net cash flows used for financing activities - discontinued operations	(4,756)	(160)
Net cash flows provided (used) for financing activities	193,788	(33,289)

Cash flows from investing activities:
Purchases of property, plant and equipment	(34,729)	(31,205)
Other, net	432	1,568
Net cash flows used for investing activities - continuing operations	(34,297)	(29,637)
Net cash flows used for investing activities - discontinued operations	(95)	(2,395)
Net cash flows used for investing activities	(34,392)	(32,032)

Effect of currency exchange rate changes on cash and cash equivalents	5,807	(8,796)
Net change in cash and cash equivalents	165,067	(107,858)
Cash and cash equivalents at beginning of period	1,031,478	932,553
Cash and cash equivalents at end of period	$1,196,545	$824,695

See notes to consolidated financial statements.

AVNET, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1. Basis of presentation and new accounting pronouncements

In the opinion of management, the accompanying unaudited interim consolidated financial statements contain all adjustments necessary to present fairly Avnet, Inc.’s and its consolidated subsidiaries’ (collectively, the “Company” or “Avnet”) financial position, results of operations, comprehensive income (loss) and cash flows. All such adjustments are of a normal recurring nature.

The preparation of financial statements in accordance with generally accepted accounting principles in the U.S. (“GAAP”) requires management to make estimates and assumptions that affect the amounts reported in the consolidated financial statements. Actual results may differ from these estimates.

Interim results of operations are not necessarily indicative of the results to be expected for the full fiscal year. The information included in this Form 10-Q should be read in conjunction with the consolidated financial statements and accompanying notes included in the Company’s Annual Report on Form 10-K for the fiscal year ended July 2, 2016.

Discontinued Operations

The results of operations for Avnet’s Technology Solutions (“TS”) business have been classified as discontinued operations for all periods presented in the consolidated statements of operations and the consolidated statements of cash flows. The assets and liabilities of TS are classified as held for sale in the consolidated balance sheets. See Note 3 for additional information.

Fiscal year

The Company operates on a “52/53 week” fiscal year and fiscal 2017 contains 52 weeks compared to 53 weeks in fiscal 2016. As a result, the first quarter of fiscal 2017 contained 13 weeks compared to the first quarter of fiscal 2016, which contained 14 weeks.

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

In May 2014, the FASB issued Accounting Standards Update No. 2014-09, Revenue from Contracts with Customers (“ASU 2014-09”), as amended, to supersede nearly all existing revenue recognition guidance under GAAP. The core principles of ASU 2014-09 are to recognize revenue when promised goods or services are transferred to customers in an amount that reflects the consideration that is expected to be received for those goods or services. Application of the guidance in ASU 2014-09 may require more judgment and estimates within the revenue recognition process compared to existing GAAP. In July 2015, the FASB approved a one-year delay in the effective date of ASU 2014-09, which makes the effective date for the Company the first quarter of fiscal 2019. The Company may adopt the requirements of ASU 2014-09 using either of two acceptable adoption methods: (i) retrospective adoption to each prior reporting period presented with the option to elect certain practical expedients as defined within ASU 2014-09; or (ii) adoption with the cumulative effect of initially applying ASU 2014-09 recognized at the date of initial application and providing certain additional disclosures as defined within ASU 2014-09. The Company is currently evaluating the impact of the future adoption of ASU 2014-09 on its consolidated financial statements, including the method of adoption to be used.

AVNET, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

2. Acquisitions

In July 2016, the Company publicly announced an offer to acquire all of the outstanding and to be issued share capital of Premier Farnell plc (“PF”), a public limited company organized under English law, in exchange for £1.85 per share, representing a purchase price offer of approximately £691 million. In connection with the acquisition, in September 2016, the Company entered into foreign currency derivative financial instruments to economically hedge the foreign currency purchase price. The Company used a combination of foreign cash on hand and new borrowings to fund the purchase price. See Note 5 and Note 6 for additional information. In October 2016, subsequent to the end of the first quarter of fiscal 2017, the Company completed its acquisition of PF.

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

3. Discontinued operations

In September 2016, the Company entered into a definitive agreement to sell its TS business to Tech Data Corporation, a Florida corporation (the “Buyer”), for approximately $2.60 billion in a combination of $2.40 billion in cash and 2.8 million shares of the Buyer. The ultimate selling price and related sale proceeds will be adjusted for changes in certain net assets provided to the Buyer as of the closing date, as compared to certain net assets expected in the definitive agreement. As a result of the agreement, at October 1, 2016, the assets and liabilities of the Company’s TS business were classified as held for sale, and the TS business has been classified as  a discontinued operation for all periods presented as the sale of the TS business represents a strategic shift to Avnet. As of October 1, 2016, the TS business continues to be a reportable segment, as discussed in Note 13.  Upon completion of the sale of TS, which is expected to occur by the end of fiscal 2017, the Company expects to record a gain on sale as the selling price is in excess of the carrying value.  After completion of the sale of TS, the Company will provide certain customary transition services to the Buyer for a period of time, and the compensation received for such transition services will be reflected as a reduction to the underlying expenses incurred by the Company to provide such transition services.

AVNET, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

Summarized assets and liabilities of the TS business, classified as held for sale as of October 1, 2016, and July 2, 2016, are as follows:

	October 1,	July 2,
	2016	2016
	(Thousands)
Receivables, less allowances of $36,452 and $39,356, respectively	$1,945,304	$2,171,442
Inventories	226,668	266,572
Prepaid and other current assets	57,487	59,948
Total current assets	2,229,459	2,497,962
Property, plant and equipment, net	153,194	159,449
Goodwill	661,812	659,368
Intangible assets, net	51,571	55,826
Other assets	35,551	24,424
Total assets	$3,131,587	$3,397,029

Accounts payable	$1,253,698	$1,617,087
Accrued expenses and other	148,475	161,225
Total current liabilities	1,402,173	1,778,312
Other Long-term liabilities	50,678	43,769
Total liabilities	$1,452,851	$1,822,081

Summarized results of the TS business discontinued operations for the three months ended October 1, 2016, and October 3, 2015 are as follows:

	October 1,	October 3,
	2016	2015
	(Thousands)
Sales	$1,866,901	$2,368,892
Cost of sales	1,676,458	2,140,672
Gross profit	190,443	228,220
Selling, general and administrative expenses	164,672	177,805
Restructuring, integration and other expenses	4,224	13,440
Operating income	21,547	36,975
Interest and other income (expense), net	5	(8,306)
Income from discontinued operations before income taxes	21,552	28,669
Income tax expense	21,295	9,403
Income from discontinued operations, net of taxes	$257	$19,266

Sales in the first quarter of fiscal 2016 included the impact of an extra week of sales as discussed further in Note 1.

Included within selling, general and administrative expenses of discontinued operations was $12.5 million and $15.1 million of Corporate expenses specific to or benefiting the TS business for the first quarters ending October 1, 2016, and October 3, 2015, respectively. Corporate costs related to general overhead were not allocated to the TS business. Also included in selling, general and administrative expenses of discontinued operations was $4.5 million and $4.6 million of amortization expense for the first quarters ending October 1, 2016, and October 3, 2015, respectively.

AVNET, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

Included in income tax expense from discontinued operations in the first quarter of fiscal 2017, as discussed further in Note 8, was $17.0 million of deferred tax expense associated with the establishment of a non-cash deferred tax liability.  The establishment of such deferred tax liability was the result of the TS business being classified as held for sale, which impacted the Company’s historical assertion related to foreign earnings of the TS business being permanently reinvested.  Upon completion of the sale, the Company will incur cash taxes related to the gain on sale.

4. Goodwill and intangible assets

Goodwill

The following table presents the change in goodwill by reportable segment for the three months ended October 1, 2016. All of the accumulated impairment was recognized in fiscal 2009.

	Electronics	Technology
	Marketing	Solutions	Total
	(Thousands)
Gross goodwill	$1,666,962	$993,992	$2,660,954
Accumulated impairment	(1,045,110)	(334,624)	(1,379,734)
Carrying value at July 2, 2016	621,852	659,368	1,281,220
Additions	—	—	—
Adjustments	—	—	—
Foreign currency translation	(1,002)	2,444	1,442
Carrying value at October 1, 2016	$620,850	$661,812	$1,282,662
Gross goodwill	$1,665,960	$996,436	$2,662,396
Accumulated impairment	(1,045,110)	(334,624)	(1,379,734)
Carrying value at October 1, 2016	$620,850	$661,812	$1,282,662

As discussed in Note 3, the Company classified goodwill related to the TS reporting units as held for sale as of October 1, 2016, and July 2, 2016. During the first quarter of fiscal 2017, in connection with the planned sale of the TS business, the Company evaluated goodwill related to TS for impairment and concluded that goodwill related to the TS business was recoverable as the negotiated TS selling price was in excess of its carrying value.

Intangible Assets

The following table presents the Company’s acquired intangible assets at October 1, 2016, and July 2, 2016, respectively.

	October 1, 2016			July 2, 2016
	Acquired	Accumulated	Net Book	Acquired	Accumulated	Net Book
	Amount	Amortization	Value	Amount	Amortization	Value
	(Thousands)
Customer related	$210,466	$(149,278)	$61,188	$211,169	$(142,994)	$68,175
Trade name	3,773	(1,537)	2,236	4,875	(2,731)	2,144
Other	14,884	(5,914)	8,970	12,356	(4,278)	8,078
	$229,123	$(156,729)	$72,394	$228,400	$(150,003)	$78,397

As discussed in Note  3, the Company classified intangible assets and amortization expense related to the TS business as held for sale as of October 1, 2016, and July 2, 2016.

AVNET, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

Intangible asset amortization expense was $6.4 million and $6.9 million for the first quarters of fiscal 2017 and 2016, respectively. Of these amounts, amortization expense from continuing operations totaled $1.9 million and $2.4 million for the first quarters of fiscal 2017 and 2016, respectively.  As a result of the TS business being classified as held for sale as of October 1, 2016, the amortization of TS specific intangible assets has ceased. Intangible assets from continuing operations have a weighted average remaining useful life of approximately 3 years. The following table presents the estimated future amortization expense from continuing operations for the remainder of fiscal 2017, the next five fiscal years and thereafter (in thousands):

Fiscal Year
Remainder of fiscal 2017	6,592
2018	5,488
2019	4,071
2020	2,283
2021	848
Thereafter	1,541
Total	$20,823

5. Debt

Short-term debt consists of the following (in thousands):

	October 1, 2016	July 2, 2016	October 1, 2016	July 2, 2016
	Interest Rate		Carrying Balance
Bank credit facilities and other	5.42%	4.62%	$98,017	$122,599
Accounts receivable securitization program	—	0.93%	—	730,000
Notes due September 2016	—	6.63%	—	300,000
Short-term debt			$98,017	$1,152,599

Bank credit facilities and other consists primarily of various committed and uncommitted lines of credit and other forms of bank debt with financial institutions utilized primarily to support the working capital requirements of the Company including its foreign operations.

In September 2016, the Company settled the $300.0 million of outstanding 6.63% Notes due September 2016, upon their maturity.

AVNET, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

Long-term debt consists of the following (in thousands):

	October 1, 2016	July 2, 2016	October 1, 2016	July 2, 2016
	Interest Rate		Carrying Balance
Revolving credit facilities:
Accounts receivable securitization program	1.16%	—	$580,000	$—
Credit Facility	1.94%	1.72%	840,000	150,000
Notes due:
June 2020	5.88%	5.88%	300,000	300,000
December 2022	4.88%	4.88%	350,000	350,000
April 2026	4.63%	4.63%	550,000	550,000
Other long-term debt	2.02%	1.92%	1,460	1,551
Long-term debt before discount and debt issuance costs			2,621,460	1,351,551
Discount and debt issuance costs			(11,843)	(12,347)
Long-term debt			$2,609,617	$1,339,204

In August 2016, the Company amended and extended its accounts receivable securitization program (the “Program”) with a group of financial institutions to allow the Company to transfer, on an ongoing revolving basis, an undivided interest in a designated pool of trade accounts receivable, to provide security or collateral for borrowings up to a maximum of $800.0 million. The Program does not qualify for off balance sheet accounting treatment and any borrowings under the Program are recorded as debt in the consolidated balance sheets. Under the Program, the Company legally sells and isolates certain U.S. trade accounts receivable into a wholly owned and consolidated bankruptcy remote special purpose entity. Such receivables, which are recorded within “Receivables” in the consolidated balance sheets, totaled $1.52 billion and $1.46 billion at October 1, 2016, and July 2, 2016, respectively. The Program contains certain covenants relating to the quality of the receivables sold. The Program also requires the Company to maintain certain minimum interest coverage and leverage ratios, which the Company was in compliance with as of October 1, 2016, and July 2, 2016. The Program has a two-year term that expires in August 2018 and as a result is considered long-term debt as of October 1, 2016. Interest on borrowings is calculated using a base rate or a commercial paper rate plus a spread of 0.40%. The facility fee is 0.40%.

The Company has a five-year $1.25 billion senior unsecured revolving credit facility (the “Credit Facility”) with a syndicate of banks, consisting of revolving credit facilities and the issuance of up to $150.0 million of letters of credit, which expires in July 2019. Subject to certain conditions, the Credit Facility may be increased up to $1.5 billion. Under the Credit Facility, the Company may select from various interest rate options, currencies and maturities. The Credit Facility contains certain covenants including various limitations on debt incurrence, share repurchases, dividends, investments and capital expenditures. The Credit Facility also includes financial covenants requiring the Company to maintain minimum interest coverage and leverage ratios, which the Company was in compliance with as of October 1, 2016, and July 2, 2016. As of October 1, 2016, and July 2, 2016, there were $6.1 million and $5.6 million, respectively, in letters of credit issued under the Credit Facility.

In July 2016, in connection with the PF acquisition discussed in Note 2, the Company entered into a Senior Unsecured Bridge Credit Agreement (the “Bridge Credit Agreement”). The Bridge Credit Agreement provides for a single borrowing of (i) tranche A-1 bridge loans of up to £557.0 million and tranche B bridge loans of up to $250.0 million, each with a maturity date of 364 days from the date of borrowing, and (ii) tranche A-2 bridge loans of up to £150.0 million, with a maturity date of 90 days from the date of borrowing. The Company’s ability to borrow under the Bridge Credit Agreement is subject to customary limited conditionality. Borrowings under the Bridge Credit Agreement will bear interest at a variable interest rate. As of October 1, 2016 there were no borrowings made under the Bridge Credit Agreement.

AVNET, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

In September 2016, certain foreign subsidiaries of the Company (the “Borrowers”) entered into a Senior Unsecured Term Loan Credit Agreement (the “Term Loan Credit Agreement”) with a group of banks.  The Term Loan Credit Agreement provides for a single borrowing by the Borrowers of up to €500 million in the aggregate with a maturity date of three years from the date of borrowing. As of October 1, 2016, there were no borrowings made under the Term Loan Credit Agreement.  The proceeds from borrowings under the Term Loan Credit Agreement will be used to finance a portion of the cash consideration and any fees and expenses related to the Company’s acquisition of PF discussed further in Note 2.

The Company has agreed to guarantee the obligations of the Borrowers under the Term Loan Credit Agreement. The Term Loan Credit Agreement is unsecured and contains financial covenants consistent with the Credit Facility. The obligations of the lenders to fund loans under the Term Loan Credit Agreement expires on February 27, 2017, or earlier as provided in the Term Loan Credit Agreement. The Borrowers’ ability to borrow under the Term Loan Credit Agreement is subject to customary limited conditionality. Borrowings under the Term Loan Credit Agreement will bear interest at a variable annual rate based on LIBOR plus an applicable margin based on the credit rating at that time for the Company’s long-term senior unsecured indebtedness.  The Company’s and the Borrowers’ failure to satisfy the covenants under the Term Loan Credit Agreement or the occurrence of other specified events that could constitute an event of default could, among other things, permit the lenders thereunder to terminate their commitments or accelerate the Borrowers’ repayment obligations.

Subject to the satisfaction of certain conditions, upon the effectiveness of the Term Loan Credit Agreement, the tranche A-1 commitments under the Bridge Credit Agreement discussed above were automatically and permanently reduced from £557 million to £137 million and the tranche A-2 commitments under the bridge facility were terminated.  In addition, to facilitate entry into the Term Loan Credit Agreement, the Company entered into certain amendments to the Bridge Credit Agreement and the Credit Facility.   In October 2016, the Company entered into an amendment and waiver to the Bridge Credit Agreement to extend the draw down period for tranche B bridge loans to December 5, 2016.  In addition, the Company terminated the tranche A-1 commitments under the Bridge Credit Agreement.

As of October 1, 2016, the carrying value and fair value of the Company’s total debt was $2.71 billion and $2.79 billion, respectively. At July 2, 2016, the carrying value and fair value of the Company’s total debt was $2.49 billion and $2.59 billion, respectively. Fair value for the notes was estimated based upon quoted market prices and for other forms of debt fair value approximates carrying value due to the market based variable nature of the interest rates on those debt agreements.

6. Derivative financial instruments

Many of the Company’s subsidiaries purchase and sell products in currencies other than their functional currencies. This subjects the Company to the risks associated with fluctuations in foreign currency exchange rates. The Company reduces this risk by utilizing natural hedging (i.e., offsetting receivables and payables in the same foreign currency) as well as by creating offsetting positions through the use of derivative financial instruments, primarily forward foreign exchange contracts typically with maturities of less than sixty days (“economic hedges”). The Company continues to have exposure to foreign currency risks to the extent they are not hedged. The Company adjusts any economic hedges to fair value through the consolidated statements of operations primarily within “other expense, net.” Therefore, the changes in valuation of the underlying items being economically hedged are offset by the changes in fair value of the forward foreign currency exchange contracts. The fair value of forward foreign exchange contracts, which are based upon Level 2 criteria under the ASC 820 fair value hierarchy, are classified in the captions “other current assets” or “accrued expenses and other,” as applicable, in the accompanying consolidated balance sheets as of October 1, 2016, and July 2, 2016. The Company’s master netting and other similar arrangements with various financial institutions related to derivative financial instruments allow for the right of offset. The Company’s policy is to present derivative financial instruments with the same counterparty as either a net asset or liability when the right of offset exists.

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

The fair values of derivative financial instruments in the Company’s consolidated balance sheets are as follows:

	October 1,	July 2,
	2016	2016
	(Thousands)
Forward foreign currency exchange contracts not receiving hedge accounting treatment recorded in:
Other current assets	$2,999	$9,681
Accrued expenses	21,153	6,656

Included in accrued expenses as of October 1, 2016 is approximately $16.0 million of foreign currency derivative financial instruments that economically hedge the British Pound purchase price of the PF acquisition discussed in Note 2.

The amounts recorded to other expense, net related to derivative financial instruments are as follows:

	Three Months Ended
	October 1,	October 3,
	2016	2015
	(Thousands)
Net derivative financial instrument gain (loss)	$(8,646)	$18,769

Included in other expenses in the first quarter of fiscal 2017 is approximately $8.0 million of derivative financial instrument losses associated with foreign currency derivative financial instruments purchased to economically hedge the British Pound purchase price of the PF acquisition discussed in Note 2.  Such unrealized losses are economically offset through a lower PF purchase price as a result of the weakening of the British Pound during the first quarter of fiscal 2017.

The Company’s outstanding economic hedges had average maturities of 47 days and 53 days as of October 1, 2016, and July 2, 2016, respectively. Under the Company’s economic hedging policies, gains and losses on the derivative financial instruments are substantially offset by the gains and losses on the underlying assets or liabilities being hedged.

7. Commitments and contingencies

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

AVNET, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

The Company is also currently subject to various pending and potential legal matters and investigations relating to compliance with governmental laws and regulations, including import/export and environmental matters. For certain of these matters it is not possible to determine the ultimate outcome, and the Company cannot reasonably estimate the maximum potential exposure or the range of possible loss for such matters due primarily to being in the preliminary stages of the related proceedings and investigations. The Company currently believes that the resolution of such matters will not have a material adverse effect on the Company’s financial position or liquidity, but could possibly be material to its results of operations in any one reporting period.

During the first quarter of fiscal 2017, the Company reached a final settlement related to the compliance investigation conducted by the Customs and Border Protection for potential unpaid import duties associated with the acquisition of Bell Microproducts Inc. for $8.5 million, which was accrued for in connection with the acquisition in fiscal 2011.

As of October 1, 2016, the Company had aggregate estimated liabilities of $11.7 million, classified within accrued expenses and other for such compliance-related matters that were reasonably estimable as of such dates.

8. Income taxes

The Company’s effective tax rate on its income before income taxes from continuing operations was 23.8% in the first quarter of fiscal 2017 as compared with 25.4% in the first quarter of fiscal 2016. During the first quarters of fiscal 2017 and fiscal 2016, the Company’s effective tax rate was favorably impacted primarily by the mix of income in lower tax jurisdictions.

Included in income tax expense from discontinued operations in the first quarter of fiscal 2017 discussed further in Note 3, was $17.0 million of deferred tax expense associated with the establishment of a non-cash deferred tax liability.  The establishment of such deferred tax liability was the result of the TS business being classified as held for sale, which impacted the Company’s historical assertion related to foreign earnings of TS business being permanently reinvested.

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

AVNET, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

9. Pension plan

The Company has a noncontributory defined benefit pension plan (the “Plan”) for which the components of net periodic pension costs were as follows (includes amounts related to discontinued operations):

	First Quarters Ended
	October 1,	October 3,
	2016	2015
	(Thousands)
Service cost	$10,848	$10,486
Interest cost	3,774	5,328
Expected return on plan assets	(10,588)	(10,071)
Recognized net actuarial loss	3,851	3,183
Amortization of prior service credits	(393)	(393)
Net periodic pension cost	$7,492	$8,533

The Company made contributions to the Plan of $20.0 million during the first quarter of fiscal 2017. The Company expects to make an additional contribution to the Plan of $20.0 million over the remaining three quarters of fiscal 2017.

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

In connection with the completion of the sale of the TS business discussed in Note 3, the Company expects to recognize an immaterial pension curtailment expense as a component of discontinued operations.

Amounts reclassified out of accumulated other comprehensive income (loss), net of tax, to operating expenses during the first quarters of fiscal 2017 and fiscal 2016 were not material and substantially all related to net periodic pension costs including recognition of actuarial losses and amortization of prior service credits.

10. Shareholders’ equity

Share repurchase program

In August 2015, the Company’s Board of Directors amended the Company’s existing share repurchase program to authorize the repurchase of up to $1.25 billion of common stock in the open market or through privately negotiated transactions. The timing and actual number of shares repurchased will depend on a variety of factors such as share price, corporate and regulatory requirements, and prevailing market conditions. During the first quarter of fiscal 2017, the Company did not repurchase any shares under this program. Since the beginning of the repurchase program through the end of the first quarter of fiscal 2017, the Company has repurchased 31.4 million shares at an aggregate cost of $1.08 billion, and $174.9 million remains available for future repurchases.

Common stock dividend

In August 2016, the Company’s Board of Directors approved a dividend of $0.17 per common share and dividend payments of $21.7 million were made in September 2016.

AVNET, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

11. Earnings per share

	First Quarters Ended
	October 1,	October 3,
	2016	2015
	(Thousands, except per share data)
Numerator:
Net income - continuing operations	$68,586	$110,988
Net income - discontinued operations	257	19,266
Net income	$68,843	$130,254
Denominator:
Weighted average common shares for basic earnings per share	127,531	133,783
Net effect of dilutive stock options, restricted stock units and performance share units	2,232	2,543
Weighted average common shares for diluted earnings per share	129,763	136,326
Basic earnings per share - continuing operations	$0.54	$0.83
Basic earnings per share - discontinued operations	0.00	0.14
Basic earnings per share	$0.54	$0.97
Diluted earnings per share - continuing operations	$0.53	$0.82
Diluted earnings per share - discontinued operations	0.00	0.14
Diluted earnings per share	$0.53	$0.96
Stock options excluded from earnings per share calculation due to anti-dilutive effect	674	422

See Note 3 and Note 8 for additional information on net income from discontinued operations and the related income tax expense associated with discontinued operations.

12. Additional cash flow information

Interest and income taxes paid were as follows:

	Three Months Ended
	October 1,	October 3,
	2016	2015
	(Thousands)
Interest	$19,250	$24,205
Income taxes	$16,336	$10,143

The Company includes book overdrafts as part of accounts payable on its consolidated balance sheets and reflects changes in such balances as part of cash flows from operating activities in its consolidated statements of cash flows.

Non-cash investing activities related to purchases of property, plant and equipment that have been accrued, but not paid for, were $11.1 million and $18.7 million as of October 1, 2016, and October 3, 2015, respectively.

Included in cash and cash equivalents as of October 1, 2016, was $11.3 million of cash equivalents, which was primarily comprised of overnight time deposits whose fair value was determined using Level 1 measurements under the ASC 820 fair value hierarchy.

AVNET, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

13. Segment information

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

At the beginning of fiscal 2017, in alignment with Avnet’s goal to build a global embedded solutions business, the Company transferred a portion of its embedded computing solutions business to EM from TS. As a result of this change, sales, operating income and assets previously reported in the TS operating group in fiscal 2016 will be included within the EM operating group in fiscal 2017. The Company does not view the amount of sales, operating income, or assets of such transferred operations to be a material change to the composition of its operating groups for financial reporting purposes. Sales of approximately $129.4 million related to such transferred operations reported in the TS operating group in the first quarter of fiscal 2016 have been reflected within EM in the tables below for comparability between fiscal years. The transfer of such operations between operating groups did not impact the determination of the Company’s operating groups or its previously reported consolidated financial results.

As discussed further in Note 3, the Company entered into a definitive agreement to sell the TS operating group during the first quarter of fiscal 2017.  Although the TS operating group is classified as a discontinued operation in this Quarterly Report on Form 10-Q, the Company still owns and operates the TS operating group.  As a result, the Company has not changed its reportable segments or its historical measures of segment results and profitability as of October 1, 2016.  In connection with the planned sale and discontinued operation classification of the TS operating group, the Company has included the estimated Corporate expenses specific to or benefiting the TS operating group as a component of discontinued operations.

	First Quarters Ended
	October 1,	October 3,
	2016	2015
	(Thousands)
Sales:
Electronics Marketing (continuing operations)	$4,173,405	$4,600,802
Technology Solutions (discontinued operations)	1,866,901	2,368,892

Operating income (expense):
Electronics Marketing (continuing operations)	$186,528	$213,031
Technology Solutions (discontinued operations)	42,674	74,538
Corporate - continuing operations	(23,600)	(32,058)
Corporate - discontinued operations	(12,500)	(15,100)
	193,102	240,411
Restructuring, integration and other expenses - continuing operations	(29,469)	(12,518)
Restructuring, integration and other expenses - discontinued operations	(4,224)	(13,440)
Amortization of acquired intangible assets and other - continuing operations	(2,378)	(2,848)
Amortization of acquired intangible assets and other - discontinued operations	(4,493)	(4,643)
Less: TS discontinued operations	(21,547)	(36,975)
Operating Income	$130,991	$169,987

Sales, by geographic area:
Americas (1)	$2,349,343	$2,773,943

AVNET, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

EMEA (2)	1,845,550	2,015,219
Asia/Pacific (3)	1,845,413	2,180,532
Less: TS discontinued operations	1,866,901	2,368,892
Sales	$4,173,405	$4,600,802

(1)Includes sales from the United States of $2.14 billion and $2.52 billion for the quarters ended October 1, 2016, and October 3, 2015, respectively.

(2)Includes sales from Germany and the United Kingdom of $762.2 million and $254.7 million, respectively, for the quarter ended October 1, 2016. Includes sales from Germany and the United Kingdom of $800.6 million and $340.6 million, respectively, for the quarter ended October 3, 2015.

(3)Includes sales from China (including Hong Kong) and Taiwan of $668.7 million and $589.5 million, respectively, for the quarter ended October 1, 2016. Includes sales from China (including Hong Kong) and Taiwan of $714.5 million and $822.1 million, respectively, for the quarter ended October 3, 2015.

	October 1,	July 2,
	2016	2016
	(Thousands)
Assets:
Electronics Marketing	$7,037,730	$7,234,008
Technology Solutions	3,131,587	3,397,029
Corporate	876,806	608,768
Assets	$11,046,123	$11,239,805

Property, plant, and equipment, net, by geographic area:
Americas (1)	$414,141	$404,992
EMEA (2)	179,624	178,123
Asia/Pacific	30,750	29,543
Less: TS discontinued operations	153,194	159,449
Property, plant, and equipment, net,	$471,321	$453,209

(1)Includes property, plant and equipment, net, of $404.3 million and $395.0 million as of October 1, 2016, and July 2, 2016, respectively, in the United States.

(2)Includes property, plant and equipment, net, of $79.6 million and $69.4 million in Germany and Belgium, respectively, as of October 1, 2016, and $76.4 million and $69.8 million in Germany and Belgium, respectively, as of July 2, 2016.

AVNET, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

14. Restructuring, integration and other expenses

Fiscal 2017

During the first quarter of fiscal 2017, the Company took certain actions in an effort to reduce future operating expenses including actions related to the Avnet Advantage, which is an initiative focused on creating long-term operational efficiencies. In addition, the Company incurred integration, acquisition/divestiture and other costs as discussed further below. The following table presents the restructuring, integration and other expenses recorded during the first quarter of fiscal 2017:

Quarter Ended
October 1, 2016
(Thousands, except per share data)
Restructuring expenses	$14,988
Integration costs	2,533
Acquisition and divestiture costs	9,418
Other costs	7,696
Changes in estimates for prior year restructuring liabilities	(942)
Restructuring, integration and other expenses before tax	$33,693
Less: Restructuring, integration and other expenses - discontinued operations	$(4,224)
Restructuring, integration and other expenses before tax - continuing operations	$29,469
Restructuring, integration and other expenses after tax - continuing operations	$20,223
Restructuring, integration and other expenses per share on a diluted basis	$0.16

The activity related to the restructuring liabilities established and other associated expenses incurred during fiscal 2017 is presented in the following table:

		Facility	Asset
	Severance	Exit Costs	Impairments	Other	Total
	(Thousands)
Fiscal 2017 restructuring expenses	$12,046	$1,375	$—	$1,567	$14,988
Cash payments	(2,634)	(133)	—	(1,529)	(4,296)
Non-cash amounts	—	—	—	—	—
Other, principally foreign currency translation	4	—	—	—	4
Balance at October 1, 2016	$9,416	$1,242	$—	$38	$10,696

Severance expense recorded in the first quarter of fiscal 2017 related to the reduction, or planned reduction, of over 100 employees, primarily in senior management, operations, sales and business support functions.  Facility exit costs primarily consist of liabilities for remaining lease obligations for exited facilities. Asset impairments relate to the impairment (if any) of property, plant and equipment as a result of the underlying restructuring activities. Other restructuring costs related primarily to other miscellaneous restructuring and exit costs. Of the $15.0 million in restructuring expenses recorded during the first quarter of fiscal 2017, $6.6 million related to EM, $3.2 million related to TS, and $5.2 million related to Corporate. The Company expects the majority of the remaining severance and facility exit costs to be paid by the end of fiscal 2017.

AVNET, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

Integration costs are primarily related to the integration of acquired businesses, the integration of certain regional and global businesses including Avnet after the TS divestiture, the integration of significant information technology systems, and incremental costs incurred as part of the consolidation, relocation and closure of warehouse and office facilities. Integration costs include certain consulting costs for significant new information technology systems and business operation integration assistance, facility moving costs, legal fees, travel, meeting, training, marketing and communication costs that are specifically and incrementally incurred as a result of such integration activities. Also included in integration costs are incremental salary costs specific to integration, consolidation and closure activities.

Acquisition/divestiture costs consist primarily of professional fees and other costs incurred related to the acquisition, divestiture and closure of businesses including the acquisition of PF and the planned divestiture of TS.

Other costs consist primarily of any ongoing facilities operating costs associated with the consolidation, relocation and closure of facilities once such facilities have been vacated or substantially vacated, and other miscellaneous costs that relate to restructuring, integration and other expenses. Included in other costs during the first quarter of fiscal 2017 was $6.4 million of expense associated with the settlement of lawsuits associated with operations of an acquired business prior to Avnet’s acquisition in fiscal 2013. The remaining integration and other costs incurred in the first quarter of fiscal 2017 were comprised of many different costs, none of which were individually material.

Fiscal 2016

During fiscal 2016, the Company incurred restructuring expenses related to various restructuring actions intended to achieve planned synergies from acquired businesses and to reduce future operating expenses. The following table presents the activity during the first three months of fiscal 2017 related to the remaining restructuring liabilities established during fiscal 2016:

		Facility
	Severance	Exit Costs	Other	Total
	(Thousands)
Balance at July 2, 2016	$14,221	$4,093	$223	$18,537
Cash payments	(5,697)	(577)	(46)	(6,320)
Changes in estimates, net	(479)	(124)	62	(541)
Non-cash amounts	—	—	(60)	(60)
Other, principally foreign currency translation	50	(2)	(55)	(7)
Balance at October 1, 2016	$8,095	$3,390	$124	$11,609

As of October 1, 2016, the Company expects the majority of the remaining severance and facility exit cost liabilities to be paid by the end of fiscal 2017.

Fiscal 2015 and prior

As of July 2, 2016, there were $7.5 million of restructuring liabilities remaining related to restructuring actions taken in fiscal years 2015 and prior, the majority of which relates to facility exit costs. The remaining balance for such historical restructuring actions as of October 1, 2016, was $6.1 million, which is expected to be paid by the end of fiscal 2017.

Item 2.Management’s Discussion and Analysis of Financial Condition and Results of Operations

For a description of the Company’s critical accounting policies and an understanding of the significant factors that influenced the Company’s performance during the quarter ended October 1, 2016, this Management’s Discussion and Analysis of Financial Condition and Results of Operations (“MD&A”) should be read in conjunction with the consolidated financial statements, including the related notes, appearing in Item 1 of this Report, as well as the Company’s Annual Report on Form 10-K for the fiscal year ended July 2, 2016. The Company operates on a “52/53 week” fiscal year and fiscal 2017 contains 52 weeks compared to 53 weeks in fiscal 2016. As a result, the first quarter of fiscal 2017 contained 13 weeks and the first quarter of fiscal 2016 contained 14 weeks. This extra week impacts the year-over-year analysis for the first quarter of fiscal 2017 in this MD&A.

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

In addition to disclosing financial results that are determined in accordance with generally accepted accounting principles in the U.S. (“GAAP”), the Company also discloses certain non-GAAP financial information, including:

•

Sales, income or expense items excluding the translation impact of changes in foreign currency exchange rates for subsidiaries reporting in currencies other than the U.S. Dollar by adjusting the average exchange rates used in the current period to be consistent with the average exchange rates in effect during the comparative period, as discussed above.

•

Sales adjusted for certain items that impact the year-over-year analysis, which includes the impact of certain acquisitions by adjusting Avnet’s prior periods to include the sales of acquired businesses, as if the acquisitions had occurred at the beginning of the earliest period presented. In addition, fiscal 2016 sales are adjusted for the estimated impact of the extra week of sales in the first quarter of fiscal 2016 due to it being a 14-week quarter, as discussed above. Sales taking into account these adjustments are referred to as “organic sales.”

•

Operating income excluding (i) restructuring, integration and other expenses (see Restructuring, Integration and Other Expenses in this MD&A), and (ii) amortization of acquired intangible assets and other. Operating income excluding such amounts is referred to as “adjusted operating income from continuing operations.” Adjusted operating income from continuing operations excludes the TS operating group, which is reported as a discontinued operation in fiscal 2017, and includes the impact of the embedded computing solutions business transfer to EM from TS in all periods presented.

The reconciliation of operating income to adjusted operating income from continuing operations is presented in the following table:

	First Quarters Ended
	October 1,	October 3,
	2016	2015
	(Thousands)
Operating income	$130,991	$169,987
Restructuring, integration and other expenses	29,469	12,518
Amortization of acquired intangible assets and other	2,378	2,848
Adjusted operating income from continuing operations	$162,838	$185,353

Management believes that providing this additional information is useful to the readers to better assess and understand operating performance, especially when comparing results with prior periods or forecasting performance for future periods, primarily because management typically monitors the business both including and excluding these adjustments to GAAP results. Management also uses these non-GAAP measures to establish operational goals and, in many cases, for measuring performance for compensation purposes. However, any analysis of results on a non-GAAP basis should be used as a complement to, and in conjunction with, results presented in accordance with GAAP.

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

Avnet’s two operating groups - EM and TS - have operations in each of the three major economic regions of the world: the Americas; EMEA; and Asia/Pacific, consisting of Asia, Australia and New Zealand (“Asia”). A summary of each operating group is provided in Note 13, “Segment information” to the Company's consolidated financial statements included in this Quarterly Report on Form 10-Q.

In September 2016, the Company entered into a definitive agreement to sell the TS operating group as discussed further in Note 3, “Discontinued operations” to the Company’s consolidated financial statements included in this Quarterly Report on Form 10-Q. The Company expects to complete the sale of TS during the third or fourth quarter of its fiscal 2017.

Results of Operations

The below discussion of results of operations, unless otherwise noted, is focused on Avnet’s results from continuing operations, which is primarily comprised of the EM operating group. Results of operations from continuing operations also includes the impact of the embedded computing solutions business transfer to EM from TS in all periods presented. The TS operating group and its results of operations are classified as discontinued operations.

Executive Summary

Sales for the first quarter of fiscal 2017 were $4.17 billion, as compared to the first quarter of fiscal 2016 sales of $4.60 billion. Organic sales decreased 3.0% year over year and 3.4% in constant currency.

Gross profit margin of 12.6 % increased 35 basis points compared to the first quarter of fiscal 2016.

Operating income margin was 3.1% in the first quarter of fiscal 2017 as compared with 3.7% in the first quarter of fiscal 2016. Adjusted operating income margin from continuing operations was 3.9% in the first quarter of fiscal 2017 as compared to 4.0% in the first quarter of fiscal 2016.

Sales

The following tables present the reconciliation of reported sales to organic sales for the first quarter of fiscal 2016. Sales of Avnet or the EM operating group are sales from continuing operations. Sales for the TS operating group are classified within discontinued operations in the consolidated statements of operations.

	First Quarter Ended
		Acquisitions (1)
	Reported -	& Estimated Extra	Organic Sales -
	Fiscal 2016	Week of Sales (2)	Fiscal 2016
	(Dollars in thousands)
EM (continuing operations)	$4,600,802	$(300,000)	$4,300,802
TS (discontinued operations)	2,368,892	(178,144)	2,190,748
EM (continuing operations)
Americas	$1,375,491	$(82,000)	$1,293,491
EMEA	1,338,143	(92,000)	1,246,143
Asia	1,887,168	(126,000)	1,761,168
TS (discontinued operations)
Americas	$1,398,452	$(129,974)	$1,268,478
EMEA	677,076	(25,170)	651,906
Asia	293,364	(23,000)	270,364

(1)	Includes the following second quarter of fiscal 2016 acquisitions:
•	Orchestra Service Gmbh acquired November 2015 in the TS EMEA Region, and
•	ExitCertified Corporation acquired January 2016 in the TS Americas Region.

(2)	The impact of the additional week of sales in the first quarter of fiscal 2016 is estimated.

The table below provides the year-over-year comparison of reported first quarter sales for the EM and TS operating groups to organic sales to allow readers to better understand and assess the Company’s sales performance by operating group and region.

			Sales		Organic
			As Reported		Sales
	Sales	Sales	Year-Year %	Organic	Year-Year %
	As Reported	As Reported	Change in	Sales	Change in
	Q1-Fiscal	Year-Year	Constant	Year-Year	Constant
	2017	% Change	Currency	% Change	Currency
	(Dollars in thousands)
EM (continuing operations)	$4,173,405	(9.3)%	(9.7)%	(3.0)%	(3.4)%
TS (discontinued operations)	1,866,901	(21.2)	(20.3)	(14.8)	(13.8)
EM (continuing operations)
Americas	$1,305,809	(5.1)%	—	1.0%	—
EMEA	1,265,294	(5.4)	(5.3)%	(1.5)	1.7%
Asia/Pacific	1,602,302	(15.1)	(16.1)	(9.0)	(10.1)
TS (discontinued operations)
Americas	$1,043,534	(25.4)%	—	(17.7)%	—
EMEA	580,256	(14.3)	(10.0)%	(11.0)	(6.5)%
Asia/Pacific	243,111	(17.1)	(18.3)	(10.1)	(11.4)

Sales from continuing operations for the first quarter of fiscal 2017 were $4.17 billion, as compared to the first quarter of fiscal 2016 sales of $4.6 billion. Organic sales from continuing operations decreased 3.0% year over year and 3.4% in constant currency.

On a regional basis, organic sales from continuing operations increased 1.0% in the Americas region. Organic sales from continuing operations in constant currency increased 1.7% in EMEA. Organic sales from continuing operations in constant currency decreased 10.1% in Asia primarily as a result of deselecting lower margin sales from high-volume supply chain engagements year over year.

Gross Profit and Gross Profit Margins

Gross profit from continuing operations for the first quarter of fiscal 2017 was $525.5 million, a decrease of $37.8 million, or 6.7%, from the first quarter of fiscal 2016 gross profit of $563.3 million, due primarily to one less week of sales in the first quarter of fiscal 2017 and from the decline in sales at EM Asia. Gross profit margin from continuing operations of 12.6% increased 35 basis points from the first quarter of fiscal 2016 primarily due to deselecting lower margin sales from high-volume supply chain engagements at EM Asia, partially offset by a decrease in the western regions.

Selling, General and Administrative Expenses

Selling, general and administrative expenses from continuing operations (“SG&A expenses”) were $365.0 million in the first quarter of fiscal 2017, a decrease of $15.7 million, or 4.1%, from the first quarter of fiscal 2016. The year-over-year decrease in SG&A expenses was primarily due to the impact of the extra week in fiscal 2016 and from lower Corporate expenses in fiscal 2017.

Metrics that management monitors with respect to its operating expenses are SG&A expenses as a percentage of sales and as a percentage of gross profit. In the first quarter of fiscal 2017, SG&A expenses as a percentage of sales were 8.7% and as a percentage of gross profit were 69.5%, as compared with 8.3% and 67.6%, respectively, in the first quarter of fiscal 2016.

Restructuring, Integration and Other Expenses

During the first quarter of fiscal 2017, the Company took certain actions in an effort to reduce future operating expenses including actions related to the Avnet Advantage program.  In addition, the Company incurred integration, acquisition/divestiture and other costs. Integration costs are primarily related to the integration of acquired businesses, the integration of certain regional and global businesses including Avnet after the TS divestiture, the integration of significant information technology systems, and incremental costs incurred as part of the consolidation, relocation, and closure of warehouse and office facilities. Acquisition/divestiture costs consist primarily of professional fees and other costs incurred related to the acquisition, divestiture and closure of businesses including the acquisition of PF and the planned divestiture of TS. Other costs consist primarily of any ongoing facilities operating costs associated with the consolidation, relocation and closure of facilities once such facilities have been vacated or substantially vacated, and other miscellaneous costs that relate to restructuring, integration and other expenses.

The Company recorded restructuring, integration and other expenses from continuing operations of $29.5 million during the first quarter of fiscal 2017. The Company recorded $11.8 million of restructuring costs from continuing operations and expects to realize approximately $8.0 million in incremental annualized operating cost savings once such restructuring actions are completed. The Company also incurred integration costs of $2.4 million, acquisition/divestiture costs of $9.1 million, other costs of $6.6 million and a net reversal of $0.4 million for changes in estimates for costs associated with prior year restructuring actions. The after tax impact of restructuring, integration, and other expenses from continuing operations was $20.2 million and $0.16 per share on a diluted basis for the first quarter of fiscal 2017.

Comparatively, in the first quarter of fiscal 2016, restructuring, integration and other expenses from continuing operations was  $12.5 million. The after tax impact of restructuring, integration, and other expenses from continuing operations was $8.1 million and $0.06 per share on a diluted basis.

See Note 14, “Restructuring, integration and other expenses” to the Company's consolidated financial statements included in this Quarterly Report on Form 10-Q for additional information related to restructuring, integration and other expenses.

Operating Income

Operating income from continuing operations for the first quarter of fiscal 2017 was $131.0 million, a decrease of $39.0 million, or 22.9%, from the first quarter of fiscal 2016 operating income of $170.0 million. Adjusted operating income from continuing operations for the first quarter of fiscal 2017 was $162.8 million, a decrease of $22.5 million, or 12.1%, from the first quarter of fiscal 2016 adjusted operating income from continuing operations of $185.4 million.  Operating income margin from continuing operations was 3.1% in the first quarter of fiscal 2017 as compared with 3.7% in the first quarter of fiscal 2016. Adjusted operating income margin from continuing operations was 3.9% in the first quarter of fiscal 2017 as compared to 4.0% in the first quarter of fiscal 2016. These decreases in adjusted operating income margin from continuing operations were primarily due to lower sales partially offset by increases in gross profit margin and lower operating expenses.

Interest Expense and Other Income (Expense), Net

Interest expense in the first quarter of fiscal 2017 was $27.2 million, an increase of $5.2 million or 23.6%, as compared with interest expense of $22.0 million in the first quarter of fiscal 2016. The increase in interest expense in the first quarter of fiscal 2017 compared to the first quarter of fiscal 2016 was primarily related to the impact of the interest expense associated with the $550.0 million 4.63% Notes issued in March 2016, partially offset by the repayment at maturity of the $300.0 million 6.63% Notes in September 2016.

During the first quarter of fiscal 2017, the Company had $13.7 million of other expense as compared with $0.9 million of other income in the first quarter of fiscal 2016. The increase in other expense in the first quarter of fiscal 2017 is primarily attributable to the financing and economic foreign currency hedging costs associated with the PF acquisition.

Income Tax Expense

The Company’s effective tax rate on its income before income taxes from continuing operations was 23.8% in the first quarter of fiscal 2017, as compared with 25.4% in the first quarter of fiscal 2016. During the first quarters of fiscal 2017 and fiscal 2016, the Company’s effective tax rate was favorably impacted primarily by the mix of income in lower tax jurisdictions.

See Note 8, “Income taxes” to the Company’s consolidated financial statements included in this Quarterly Report on Form 10-Q for additional information on the Company’s effective tax rate.

Income from Discontinued Operations

Income from discontinued operations was $0.3 million in the first quarter of fiscal 2017 compared to $19.3 million in the first quarter of fiscal 2016.  See Note 3, “Discontinued operations” and Note 8, “Income taxes” to the Company’s consolidated financial statements included in this Quarterly Report on Form 10-Q for additional information and detail on the financial results of discontinued operations.

Sales from discontinued operations as reported declined 21.2% and declined 13.8% on an organic basis in constant currency.  The decline in organic sales was primarily the result of weaker demand across all regions including declines at a product level in servers and storage.  Gross profit from discontinued operations declined due to lower sales, partially offset by an improvement in gross profit margins.  Operating income from discontinued operations declined primarily due to lower sales year over year.  Included in income tax expense of discontinued operations in the first quarter of fiscal 2017 was $17.0 million related to the establishment of a deferred tax liability related to the planned sale of the TS business.

Net Income

As a result of the factors described in the preceding sections of this MD&A, the Company’s net income for the first quarter of fiscal 2017 was $68.8 million, or $0.53 per share on a diluted basis, as compared with $130.3 million, or $0.96 per share on a diluted basis, in the first quarter of fiscal 2016.

LIQUIDITY AND CAPITAL RESOURCES

Cash Flow

Cash Flow from Operating Activities

During the first quarter of fiscal 2017, the Company used an immaterial amount of cash from its operating activities compared to a use of $33.7 million in the first quarter of fiscal 2016. These operating cash flows are comprised of: (i) cash flow generated from net income from continuing operations, adjusted for the impact of non-cash and other items, which includes depreciation and amortization expenses, deferred income taxes, stock-based compensation expense and other non-cash items (including provisions for doubtful accounts and periodic pension costs), (ii) cash flows used for, or generated from, working capital and other, excluding cash and cash equivalents, and (iii) operating cash flows used for, or generated from, the TS operating group, which is classified as a discontinued operation. Cash used for working capital and other was $13.6 million during the first quarter of fiscal 2017, including an increase in accounts receivable of $64.6 million and a decrease in accounts payable of $164.8 million, substantially offset by a decrease in inventories of $182.2 million and an increase in accrued expenses and other of $33.5 million. Comparatively, cash used for working capital and other was $194.8 million during the first quarter of fiscal 2016, including increases in inventories of $282.8 million and decreases in accounts payable of $2.5 million and accrued expenses and other of $33.5 million, partially offset by decreases in accounts receivable of $124.1 million.

Cash used for operating activities of discontinued operations was $111.4 million in the first quarter of fiscal 2017 compared to $6.2 million in the first quarter of fiscal 2016.

Cash Flow from Financing Activities

During the first quarter of fiscal 2017, the Company repaid upon maturity the $300 million of 6.63% Notes due September 2016. Additionally, the Company received net proceeds of $669.8 million from borrowings of bank and other debt. During the first quarter of fiscal 2017, the Company made net repayments of $150.3 million under the Company’s accounts receivable securitization program. During the first quarter of fiscal 2017, the Company paid dividends on common stock of $21.7 million.

During the first quarter of fiscal 2016, the Company repaid upon maturity the $250 million of 6.00% Notes due September 2015. Additionally, the Company made net repayments of $33.0 million under the Company’s accounts receivable securitization program and received net proceeds of  $418.8 million from borrowings of bank and other debt. During the first quarter of fiscal 2016, the Company paid dividends on common stock of $22.6 million and repurchased $143.7 million of common stock.

Cash Flow from Investing Activities

During the first quarter of fiscal 2017, the Company used $34.7 million for capital expenditures primarily related to information system development costs, computer hardware and software purchases and facilities costs compared to $31.2 million for capital expenditures in the first quarter of fiscal 2016.

Contractual Obligations

For a detailed description of the Company’s long-term debt and lease commitments for the next five years and thereafter, see Long-Term Contractual Obligations appearing in Item 7 of the Company’s Annual Report on Form 10-K for the fiscal year ended July 2, 2016. With the exception of the Company’s debt transactions discussed herein, there are no material changes to this information outside of normal borrowings and repayments of long-term debt and operating lease payments. The Company does not currently have any material non-cancellable commitments for capital expenditures or inventory purchases.

Financing Transactions

See Note 5, “Debt” to the Company’s consolidated financial statements included in this Quarterly Report on Form 10-Q for additional information on financing transactions including the Credit Facility, the Program, the Term Loan Credit Agreement, the Bridge Credit Agreement and the outstanding Notes as of October 1, 2016. The Company was in compliance with all covenants under the Credit Facility, the Program, the Term Loan Credit Agreement and the Bridge Credit Agreement as of October 1, 2016.

The Company has several lines of credit and other forms of bank debt in the U.S. and various foreign locations to fund the short-term working capital, foreign exchange, overdraft and letter of credit needs of its wholly owned subsidiaries primarily in EMEA and Asia. Avnet generally guarantees its subsidiaries’ obligations under such debt facilities.

Liquidity

The Company held cash and cash equivalents of $1.20 billion as of October 1, 2016, of which $1.15 billion was held outside the United States. As of July 2, 2016, the Company held cash and cash equivalents of $1.03 billion, of which $972.7 million was held outside of the United States.

As of the end of the first quarter of fiscal 2017, the Company had a combined total borrowing capacity of $2.05 billion under the Credit Facility and the Program. There were $840.0 million in borrowings outstanding and $6.1 million in letters of credit issued under the Credit Facility and $580.0 million in borrowings outstanding under the Program, resulting in approximately $586.0 million of total availability as of October 1, 2016. Availability under the Program is subject to the Company having sufficient eligible trade accounts receivable to support desired borrowings. During the first quarter of fiscal 2017, the Company had an average daily balance outstanding of approximately $450.5 million under the Credit Facility and approximately $719.0 million under the Program. During the first quarter of fiscal 2016, the Company had an average daily balance outstanding of approximately $205.5 million under the Credit Facility and approximately $729.2 million under the Program.

During periods of weakening demand in the electronic components and enterprise computer solutions industry, the Company typically generates cash from operating activities. Conversely, the Company is more likely to use operating cash flows for working capital requirements during periods of higher growth. The Company generated $257.9 million in cash flows from operating activities over the trailing four fiscal quarters ended October 1, 2016.

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

During October 2016, subsequent to the end of the first quarter of fiscal 2017, the Company completed its acquisition of PF and expects to fund the cash purchase price of approximately £691 million,  excluding assumed debt with a combination of foreign cash on hand and new borrowings during the second quarter of fiscal 2017. The Company has made, and expects to continue to make, strategic investments through acquisition activity to the extent the investments strengthen Avnet’s competitive position and meet management’s return on capital thresholds.

In connection with the planned sale of the TS operating group, the Company expects to have additional liquidity as a result of the after tax proceeds from the sale that can be used to repay outstanding borrowings, return cash to shareholders, make strategic acquisitions or use for general Company operations.

In addition to continuing to make investments in acquisitions, as of October 1, 2016, the Company may repurchase up to an aggregate of $174.9 million of shares of the Company’s common stock through a $1.25 billion share repurchase program approved by the Board of Directors. The Company may repurchase stock from time to time at the discretion of management, subject to strategic considerations, market conditions and other factors. The Company may terminate or limit the share repurchase program at any time without prior notice. The timing and actual number of shares repurchased will depend on a variety of factors such as share price, corporate and regulatory requirements, and prevailing market conditions. Since the beginning of the repurchase program through the end of the first quarter of fiscal 2017, the Company has repurchased 31.4 million shares of stock at an aggregate cost of $1.08 billion. Shares repurchased were retired. Additionally, the Company currently expects to pay quarterly cash dividends on shares of its common stock, subject to approval of the Board of Directors. During the first quarter of fiscal 2017, the Board of Directors approved a dividend of $0.17 per share, which resulted in $21.7 million of dividend payments during the quarter.

Recently Issued Accounting Pronouncements

See Note 1, “Basis of presentation and new accounting pronouncements” to the Company’s consolidated financial statements included in this Quarterly Report on Form 10-Q for a description of recently issued accounting pronouncements.

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

See Item 7A, Quantitative and Qualitative Disclosures About Market Risk, in the Company’s Annual Report on Form 10-K for the fiscal year ended July 2, 2016, for further discussion of market risks associated with foreign currency exchange rates and interest rates. Avnet’s exposure to such risks has not changed materially since July 2, 2016, as the Company continues to economically hedge the majority of its foreign currency exchange exposures. Thus, any increase or decrease in fair value of the Company’s forward foreign currency exchange contracts is generally offset by an opposite effect on the related hedged position. For interest rate risk, the Company continues to maintain a combination of fixed and variable rate debts to mitigate the exposure to fluctuation in market interest rates.

See Liquidity and Capital Resources — Financing Transactions appearing in Item 2 of this Form 10-Q for further discussion of the Company’s financing transactions and capital structure. As of October 1, 2016, 44% of the Company’s debt bears interest at a fixed rate and 56% of the Company’s debt bears interest at variable rates. Therefore, a hypothetical 1.0% (100 basis points) increase in interest rates would result in a $3.8 million decrease in income from continuing operations before income taxes in the Company’s consolidated statement of operations for the first quarter of fiscal 2017.

Item 4.Controls and Procedures

The Company’s management, including its Chief Executive Officer and Chief Financial Officer, have evaluated the effectiveness of the Company’s disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) as of the end of the reporting period covered by this Quarterly Report on Form 10-Q. Based on such evaluation, the Chief Executive Officer and Chief Financial Officer have concluded that, as of the end of the period covered by this Quarterly Report on Form 10-Q, the Company’s disclosure controls and procedures are effective such that material information required to be disclosed by the Company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified by the Securities and Exchange Commission’s rules and forms and is accumulated and communicated to management, including the Company’s principal executive officer and principal financial officer, as appropriate to allow timely decisions regarding required disclosure.

During the first quarter of fiscal 2017, there were no changes to the Company’s internal control over financial reporting (as defined in Rule 13a-15(f) of the Exchange Act) that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II

OTHER INFORMATION

Item 1.Legal Proceedings

As a result primarily of certain former manufacturing operations, Avnet has incurred and may have future liability under various federal, state and local environmental laws and regulations, including those governing pollution and exposure to, and the handling, storage and disposal of, hazardous substances. For example, under the Comprehensive Environmental Response, Compensation and Liability Act of 1980, as amended (“CERCLA”), and similar state laws, Avnet is and may be liable for the costs of cleaning up environmental contamination on or from certain of its current or former properties, and at off-site locations where the Company disposed of wastes in the past. Such laws may impose joint and several liability. Typically, however, the costs for clean up at such sites are allocated among potentially responsible parties based upon each party’s relative contribution to the contamination, and other factors.

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

Item 1A.Risk Factors

The Company’s operations and financial results are subject to various risks and uncertainties, including those described in Part I, Item 1A, “Risk Factors” in the Company’s Annual Report on Form 10-K for the fiscal year ended July 2, 2016, which could adversely affect the Company’s business, financial condition, results of operations, cash flows, and the trading price of its common stock as well as the following risks.

The Company’s proposed separation of its Technology Solutions operating group and subsequent sale to Tech Data Corporation may not be consummated as or when planned or at all, and may not achieve the intended benefits.

The proposed separation of the Company’s TS operating group and subsequent sale to Tech Data Corporation may not be consummated as currently contemplated or at all, or may encounter unanticipated delays or other roadblocks, including delays in obtaining necessary regulatory approvals. The proposed sale of TS is subject to numerous closing conditions including, among others, the expiration of the applicable waiting period under the Hart-Scott-Rodino Antitrust Improvements Act of 1976, as amended, the receipt of certain required foreign antitrust approvals and the compliance by the parties with their respective covenants, obligations and agreements under the purchase agreement. In addition, planning and executing the proposed separation and subsequent sale of TS will require significant time, effort and expense, and may divert the attention of the Company’s management and employees from other aspects of its business operations, and any delays in the completion of the separation and subsequent sale may increase the amount of time, effort and expense that the Company devotes to the transaction, which could adversely affect its business, financial condition and results of operations.

Due to the effect of discontinued operations for the TS operating group, the Company’s historical consolidated financial statements are not comparable to the quarterly consolidated financial statements included in this report and will not be comparable to its future consolidated financial results.

The quarterly consolidated results of operations of the Company included in this report reflect as discontinued operations the results of operations of the Company’s TS operating group.  The consolidated balance sheets contained in this report include assets of continuing operations as well as the assets of the TS operating group, which are classified as “assets held for sale,” and the Company’s consolidated statements of cash flows include the cash flows of both the continuing and discontinued operations of the Company for the periods presented.  The Company’s historical annual consolidated financial statements currently do not reflect reporting of discontinued operations for the TS operating group. Accordingly, they are not comparable to the quarterly consolidated financial statements included in this report or any future consolidated financial results of the Company.

Any forward-looking statement speaks only as of the date on which that statement is made. Except as required by law, the Company assumes no obligation to update any forward-looking statement to reflect events or circumstances that occur after the date on which the statement is made.

The discussion of Avnet’s business and operations should be read together with the risk factors contained in Item 1A of its Annual Report on Form 10-K for the fiscal year ended July 2, 2016, which describe various risks and uncertainties to which the Company is or may become subject. These risks and uncertainties have the potential to affect Avnet’s business, financial condition, results of operations, cash flows, strategies or prospects in a material and adverse manner. As of October 1, 2016, there have been no material changes to the risk factors set forth in the Company’s Annual Report on Form 10-K for the fiscal year ended July 2, 2016 outside of those additional risk factors listed above.

In addition, this Quarterly Report contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Exchange Act with respect to the financial condition, results of operations and business of the Company. You can find many of these statements by looking for words like “believes,” “plans,” “expects,” “anticipates,” “should,” “will,” “may,” “estimates” or similar expressions in this Quarterly Report or in documents incorporated by reference in this Quarterly Report. These forward-looking statements are subject to numerous assumptions, risks and uncertainties. You should understand that the following important factors, in addition to those discussed elsewhere in this Quarterly Report and in the Company’s Annual Report, could affect the Company’s future results of operations, and could cause those results or other outcomes to differ materially from those expressed or implied in the forward-looking statements:

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

•	risks relating to acquisitions and investments;

•	adverse effects on the Company's supply chain, shipping costs, third-party service providers, customers and suppliers, including as a result of issues caused by natural and weather-related disasters;

•	risks related to cyber attacks and the Company's information systems;

•	risks relating to attracting, retaining, training, motivating and developing key employees;

•

general economic and business conditions (domestic and foreign) affecting Avnet's financial performance and, indirectly, Avnet's credit ratings, debt covenant compliance, and liquidity and access to financing; and

•	legislative or regulatory changes affecting Avnet’s businesses.

Item 2.Unregistered Sales of Equity Securities and Use of Proceeds

The Company’s Board of Directors has approved the repurchase of up to $1.25 billion of the Company’s common stock under the Company’s share repurchase program. During the first quarter of fiscal 2017, the Company did not repurchase any shares under the share repurchase program, which is part of a publicly announced plan.

			Total Number of	Approximate Dollar
	Total	Average	Shares Purchased	Value of Shares That
	Number	Price	as Part of Publicly	May Yet Be
	of Shares	Paid per	Announced Plans	Purchased under the
Period	Purchased	Share	or Programs	Plans or Programs
July	—	$—	—	$174,932,000
August	—	$—	—	$174,932,000
September	—	$—	—	$174,932,000

Item 6.Exhibits

Exhibit
Number	Exhibit
2.1

Interest Purchase Agreement, dated as of September 19, 2016, by and among Avnet, Inc. and Tech Data Corporation agent (incorporated herein by reference to the Company’s Current Report on Form 8-K dated September 20, 2016, Exhibit 2.1).

10.1	Letter Agreement between the Company and William Amelio (incorporated herein by reference to the Company’s Current Report on Form 8-K dated September 7, 2016, Exhibit 10.1).

10.2	Form of Change of Control Agreement between the Company and William Amelio (incorporated herein by reference to the Company’s Current Report on Form 8-K dated February 14, 2011, Exhibit 10.3).

10.3

Senior Unsecured Bridge Credit Agreement, dated as of July 27, 2016, between Avnet, Inc. and Bank of America N.A., as Administrative Agent (incorporated herein by reference to the Company’s Current Report on Form 8-K dated July 28, 2016, Exhibit 10.1).

10.4

Amendment No. 9 to the Second Amended and Restated Receivables Purchase Agreement dated as of August 18, 2016 (incorporated herein by reference to the Company’s Current Report on Form 8-K dated August 19, 2016, Exhibit 10.1).

10.5

Senior Unsecured Term Loan Credit Agreement, dated as of September 14, 2016, between Avnet, Inc., Avnet Holding Europe BVBA, Tenva Group Holdings Limited, the lenders party thereto and Bank of America N.A., as administrative agent (incorporated herein by reference to the Company’s Current Report on Form 8-K dated September 15, 2016, Exhibit 10.1).

10.6

Amendment No. 1 to Senior Unsecured Bridge Credit Agreement, dated as of September 13, 2016, between Avnet, Inc., the lenders party thereto and Bank of America N.A., as administrative agent (incorporated herein by reference to the Company’s Current Report on Form 8-K dated September 15, 2016, Exhibit 10.2).

10.7

Amendment No. 1 to Credit Agreement, dated as of September 14, 2016, between Avnet, Inc., the lenders party thereto and Bank of America, N.A., as administrative agent (incorporated herein by reference to the Company’s Current Report on Form 8-K dated September 15, 2016, Exhibit 10.3).

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

Date: October 28, 2016