Form 10-Q
period 2016-12-31
AVNET INC
filed 2017-01-30
CIK 8858

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended December 31, 2016

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

As of January 19, 2017, the total number of shares outstanding of the registrant’s Common Stock was 128,894,613 shares, net of treasury shares.

AVNET, INC. AND SUBSIDIARIES

PART I

FINANCIAL INFORMATION

Item 1.Financial Statements

AVNET, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(Unaudited)

	December 31,	July 2,
	2016	2016
	(Thousands, except share
	amounts)
ASSETS
Current assets:
Cash and cash equivalents	$1,270,142	$1,031,478
Receivables, less allowances of $34,010 and $27,448, respectively	2,996,110	2,769,906
Inventories	2,697,796	2,559,921
Prepaid and other current assets	59,564	81,197
Assets held for sale (Note 3)	4,053,487	2,561,471
Total current assets	11,077,099	9,003,973
Property, plant and equipment, net	565,108	453,209
Goodwill	1,098,471	621,852
Intangible assets, net	296,058	22,571
Other assets	219,259	239,133
Non-current assets held for sale (Note 3)	—	899,067
Total assets	$13,255,995	$11,239,805
LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Short-term debt	$246,729	$1,152,599
Accounts payable	1,774,021	1,590,777
Accrued expenses and other	456,397	394,888
Liabilities held for sale (Note 3)	2,332,646	1,804,229
Total current liabilities	4,809,793	4,942,493
Long-term debt	3,382,431	1,339,204
Other liabilities	351,909	223,053
Non-current liabilities held for sale (Note 3)	—	43,769
Total liabilities	8,544,133	6,548,519
Commitments and contingencies (Note 7)
Shareholders’ equity:
Common stock $1.00 par; authorized 300,000,000 shares; issued 127,978,771 shares and 127,377,466 shares, respectively	127,979	127,377
Additional paid-in capital	1,491,125	1,452,678
Retained earnings	3,760,906	3,632,271
Accumulated other comprehensive loss	(667,975)	(520,775)
Treasury stock at cost, 24,592 shares and 27,314 shares, respectively	(173)	(265)
Total shareholders’ equity	4,711,862	4,691,286
Total liabilities and shareholders’ equity	$13,255,995	$11,239,805

See notes to consolidated financial statements.

AVNET, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

	Second Quarters Ended		Six Months Ended
	December 31,	January 2,	December 31,	January 2,
	2016	2016	2016	2016
	(Thousands, except per share amounts)
Sales	$4,273,559	$4,161,082	$8,391,663	$8,689,667
Cost of sales	3,687,374	3,656,024	7,282,823	7,628,440
Gross profit	586,185	505,058	1,108,840	1,061,227
Selling, general and administrative expenses	431,555	354,858	795,227	731,918
Restructuring, integration and other expenses	30,400	14,083	59,869	26,601
Operating income	124,230	136,117	253,744	302,708
Other expense, net	(36,514)	(2,052)	(50,248)	(1,169)
Interest expense	(26,748)	(20,965)	(53,984)	(42,997)
Income from continuing operations before income taxes	60,968	113,100	149,512	258,542
Income tax expense	28,503	10,959	49,359	47,477
Income from continuing operations	32,465	102,141	100,153	211,065
Income from discontinued operations	70,753	53,871	71,908	75,201
Net income	$103,218	$156,012	$172,061	$286,266

Earnings per share - basic:
Continuing operations	$0.25	$0.77	$0.78	$1.59
Discontinued operations	0.55	0.41	0.56	0.56
Net income per share - basic	$0.80	$1.18	1.34	2.15

Earnings per share - diluted:
Continuing operations	$0.25	$0.76	$0.77	$1.56
Discontinued operations	0.54	0.40	0.55	0.55
Net income per share - diluted	$0.79	$1.16	$1.32	$2.11

Shares used to compute earnings per share:
Basic	127,901	131,909	127,716	132,846
Diluted	130,347	134,918	130,055	135,622
Cash dividends paid per common share	$0.17	$0.17	$0.34	$0.34

See notes to consolidated financial statements.

AVNET, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(Unaudited)

	Second Quarters Ended		Six Months Ended
	December 31,	January 2,	December 31,	January 2,
	2016	2016	2016	2016
	(Thousands)
Net income	$103,218	$156,012	$172,061	$286,266
Other comprehensive income (loss), net of tax:
Foreign currency translation adjustments and other	(182,663)	(68,637)	(151,002)	(108,885)
Pension adjustments, net	3,183	2,157	3,802	4,224
Total comprehensive (loss) income	$(76,262)	$89,532	$24,861	$181,605

See notes to consolidated financial statements.

AVNET, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	Six Months Ended
	December 31,	January 2,
	2016	2016
	(Thousands)
Cash flows from operating activities:
Net income	$172,061	$286,266
Less: Income from discontinued operations, net of tax	71,908	75,201
Income from continuing operations	100,153	211,065

Non-cash and other reconciling items:
Depreciation	45,616	33,991
Amortization	11,759	4,034
Deferred income taxes	9,312	(708)
Stock-based compensation	32,525	38,424
Other, net	13,069	18,240
Changes in (net of effects from businesses acquired):
Receivables	(127,153)	261,855
Inventories	139,672	(189,595)
Accounts payable	133,698	(240,474)
Accrued expenses and other, net	(55,437)	(66,251)
Net cash flows provided by operating activities - continuing operations	303,214	70,581
Net cash flows (used) provided by operating activities - discontinued operations	(63,124)	13,661
Net cash flows provided by operating activities	240,090	84,242

Cash flows from financing activities:
Issuance of notes, net of issuance costs	296,374	—
Borrowings (repayment) of notes	(378,559)	(250,000)
Repayments under accounts receivable securitization, net	(264,963)	39,972
Borrowings of bank and revolving debt, net	752,196	417,982
Borrowings under term loans	530,756	—
Repurchases of common stock (Note 10)	—	(184,704)
Dividends paid on common stock	(43,426)	(45,020)
Other, net	13,825	(1,080)
Net cash flows provided (used) for financing activities - continuing operations	906,203	(22,850)
Net cash flows provided (used) for financing activities - discontinued operations	(16,505)	26,389
Net cash flows provided by financing activities	889,698	3,539

Cash flows from investing activities:
Purchases of property, plant and equipment	(70,424)	(74,392)
Acquisitions of businesses, net of cash acquired (Note 2)	(798,366)	—
Other, net	7,766	9,111
Net cash flows used for investing activities - continuing operations	(861,024)	(65,281)
Net cash flows used for investing activities - discontinued operations	(3,093)	(20,988)
Net cash flows used for investing activities	(864,117)	(86,269)

Effect of currency exchange rate changes on cash and cash equivalents	(27,007)	(17,977)
Net change in cash and cash equivalents	238,664	(16,465)
Cash and cash equivalents at beginning of period	1,031,478	932,553
Cash and cash equivalents at end of period	$1,270,142	$916,088

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

Certain reclassifications have been made in prior periods and the fiscal year to date current periods to conform to the current period presentation.

Discontinued Operations

The results of operations for Avnet’s Technology Solutions (“TS”) business, including all businesses subject to the pending TS sale, have been classified as discontinued operations for all periods presented in the consolidated statements of operations and the consolidated statements of cash flows. The assets and liabilities of TS are classified as held for sale in the consolidated balance sheets. See Note 3 for additional information.

Fiscal year

The Company operates on a “52/53 week” fiscal year and fiscal 2017 contains 52 weeks compared to 53 weeks in fiscal 2016. As a result, the first six months of fiscal 2017 contained 26 weeks compared to the first six months of fiscal 2016, which contained 27 weeks.

New accounting pronouncements

In October 2016, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update No. 2016-16, Income Taxes (Topic 740): Intra-Entity Transfers of Assets Other Than Inventory (“ASU 2016-16”). The update amends accounting guidance for intra-entity transfer of assets other than inventory to require the recognition of income tax consequences when the transfer occurs. The update is effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2017, with early adoption permitted. A modified retrospective approach should be applied. The Company is currently evaluating the impact of the adoption of ASU 2016-16 on its consolidated financial statements.

In August 2016, the FASB issued Accounting Standards Update No. 2016-15, Statement of Cash Flows (Topic 230): Classification of Certain Cash Receipts and Cash Payments (“ASU 2016-15”). The update provides guidance for eight specific cash flow classification issues with respect to how certain cash receipts and cash payments are presented and classified within the statement of cash flows in an effort to reduce existing diversity in practice. The standard is effective for fiscal years beginning after December 15, 2017, including interim periods within those fiscal years. Early adoption is permitted, including adoption in an interim period. ASU 2016-15 should be applied using a retrospective transition method to each period presented. The Company is currently evaluating the impacts of the adoption of ASU 2016-15 on its consolidated statements of cash flows.

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

2. Acquisitions

Premier Farnell

On October 17, 2016, the Company completed its acquisition of Premier Farnell Plc (“PF”), a global distributor of electronic components and related products delivering engineering solutions to the electronic system design community utilizing multi-channel sales and marketing resources. Management believes that the combined business of the Electronics Marketing (“EM”) operating group and PF will create a unique electronic components distribution value proposition, which will expand Avnet’s digital footprint worldwide and allow the Company to reach engineers and makers earlier in the design cycle.

The cash consideration paid for the acquisition was $839.7 million, which consisted of £1.85 per share of PF common stock. Additionally, Avnet assumed $229.2 million of debt at carrying value. The Company is integrating PF and the goodwill acquired into its EM operating group.

In connection with the acquisition of PF, the Company incurred certain acquisition related costs during the first six months of fiscal 2017, including approximately $19.0 million of acquisition related professional fees and closing costs included within restructuring, integration and other expenses, and approximately $43.0 million of expenses within other expenses, net for acquisition financing related fees including foreign currency economic hedging costs and bridge financing commitment fees. PF contributed approximately $9.0 million of income from continuing operations in the second quarter of fiscal 2017 since the date of acquisition.

Preliminary allocation of purchase price

The Company has not yet completed its evaluation and determination of certain assets and liabilities acquired, primarily (i) the final valuation of amortizable intangible assets acquired, (ii) the final assessment and valuation of certain assets acquired and liabilities assumed, including working capital, accrued liabilities, other asset and liabilities and property, plant and equipment, and (iii) the final assessment and valuation of certain income tax accounts. The Company expects these final valuations and assessments will be completed by the end of fiscal 2017, which may result in adjustments to the preliminary values included in the following table:

AVNET, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

Preliminary Acquisition Method Values
(Thousands)
Cash	$46,354
Trade and other receivables, net	187,303
Inventories	334,682
Property, plant and equipment	95,232
Intangible assets	288,534
Total identifiable assets acquired	$952,105

Accounts payable, accrued liabilities and other current liabilities	$177,639
Short-term debt	242,918
Other long-term liabilities	156,950
Total identifiable liabilities acquired	$577,507
Net identifiable assets acquired	374,598
Goodwill	466,722
Net assets acquired	$841,320

Trade receivables of $160.4 million were recorded at preliminary estimated fair value amounts; however, preliminary adjustments to acquired amounts were not significant as book value approximated fair value due to the short term nature of trade receivables.

Approximately $10.0 million of goodwill associated with the PF acquisition is expected to be deductible for tax purposes.

Pro forma and historical results

Unaudited pro forma information is presented as if the acquisition of PF occurred at the beginning of fiscal 2016.  The pro forma information presented below does not purport to present what actual results would have been had the acquisition in fact occurred at the beginning of fiscal 2016, nor does the information project results for any future period.

	Second Quarter Ended		Six Months Ended
	December 31,	January 2,	December 31,	January 2,
	2016	2016	2016	2016
	(Thousands, except per share data)
Pro forma sales	$4,323,198	$4,484,189	$8,770,015	$9,352,305
Pro forma income from continuing operations	45,652	103,988	133,381	227,526

Pro forma results from continuing operations above exclude any benefits that may result from the acquisition due to synergies derived from sales opportunities, the elimination of any duplicative costs and from lower interest costs. Pro forma results exclude restructuring and acquisition/divestiture related expenses incurred by PF in their historical results of operations and include amortization expense associated with identifiable intangible assets related to the Company’s acquisition of PF. Pro forma results also exclude interest expense and other expenses, net related to acquisition/divestiture costs as well as any discrete income tax related expenses. PF generated sales of $269.0 million in the second quarter of fiscal 2017 since the date of acquisition.

AVNET, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

During November 2016, the Company acquired Hackster, Inc. (“Hackster”), a start-up online community of engineers, makers and hobbyists. The purchase price of Hackster was not material to the Company’s consolidated financial statements.

3. Discontinued operations

In September 2016, the Company entered into a definitive agreement to sell its TS business to Tech Data Corporation (the “Buyer”), for approximately $2.60 billion in a combination of $2.40 billion in cash and 2.8 million shares of the Buyer. The ultimate selling price and related sale proceeds will be adjusted for changes in certain net assets provided to the Buyer as of the closing date, as compared to certain net assets expected in the definitive agreement. As a result of such agreement, the assets and liabilities of the Company’s TS and associated businesses being sold to the Buyer (the “TS business”) were classified as held for sale. The TS business has been classified as a discontinued operation for all periods presented as the sale of the TS business represents a strategic shift to Avnet. As of December 31, 2016, the TS business continues to be a reportable segment, as discussed further in Note 13. Upon completion of the sale of TS, which is expected to occur by the end of fiscal 2017, the Company expects to record a gain on sale as the selling price is in excess of the carrying value. After completion of the sale of TS, the Company will provide certain customary transition services to the Buyer for a period of time, and the payments received for such transition services will be reflected as a reduction to the expenses incurred by the Company to provide such transition services.

Summarized assets and liabilities of the TS business, classified as held for sale as of December 31, 2016, and July 2, 2016, are as follows:

	December 31,	July 2,
	2016	2016
	(Thousands)
Receivables, less allowances of $35,649 and $39,356, respectively	$2,832,218	$2,205,213
Inventories	271,080	296,310
Prepaid and other current assets	59,401	59,948
Total current assets	3,162,699	2,561,471
Property, plant and equipment, net	152,439	159,449
Goodwill	648,157	659,368
Intangible assets, net	49,616	55,826
Other assets	40,576	24,424
Total assets	$4,053,487	$3,460,538

Accounts payable	$2,114,323	$1,643,004
Accrued expenses and other	164,796	161,225
Total current liabilities	2,279,119	1,804,229
Other Long-term liabilities	53,527	43,769
Total liabilities	$2,332,646	$1,847,998

Summarized results of the TS business discontinued operations for the second quarters and six months ended December 31, 2016, and January 2, 2016 are as follows:

AVNET, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

	Second Quarters Ended		Six Months Ended
	December 31,	January 2,	December 31,	January 2,
	2016	2016	2016	2016
	(Thousands)		(Thousands)
Sales	$2,453,262	$2,686,975	$4,375,464	$5,128,084
Cost of sales	2,199,235	2,413,865	3,928,164	4,619,667
Gross profit	254,027	273,110	447,300	508,417
Selling, general and administrative expenses	158,356	175,973	324,381	357,469
Restructuring, integration and other expenses	3,316	7,139	7,540	20,579
Operating income	92,355	89,998	115,379	130,369
Interest and expense, net	(10,635)	(5,891)	(10,630)	(14,197)
Income from discontinued operations before income taxes	81,720	84,107	104,749	116,172
Income tax expense	10,967	30,236	32,841	40,971
Income from discontinued operations, net of taxes	$70,753	$53,871	$71,908	$75,201

Sales in the second quarter and six months of fiscal 2016 included the impact of an extra week of sales as discussed further in Note 1.

Included within selling, general and administrative expenses of discontinued operations was $14.1 million and $12.3 million of corporate expenses specific to or benefiting the TS business for the second quarters ending December 31, 2016, and January 2, 2016, respectively, and $26.6 million and $27.4 million for the first six months ending December 31, 2016, and January 2, 2016, respectively. Corporate costs related to general overhead were not allocated to the TS business. Subsequent to the first quarter of fiscal 2017, depreciation and amortization of the TS business long-lived assets has ceased due to the TS business being classified as held for sale.

Upon completion of the sale, a portion of the proceeds will be used to pay taxes related to the gain on sale.

AVNET, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

4. Goodwill and intangible assets

Goodwill

The following table presents the change in goodwill from continuing operations since the end of fiscal 2016. All of the accumulated impairment was recognized in fiscal 2009.

Electronics
Marketing
(Thousands)
Gross goodwill	$1,666,962
Accumulated impairment	(1,045,110)
Carrying value at July 2, 2016	621,852
Acquisitions	479,499
Adjustments	—
Foreign currency translation	(2,880)
Carrying value at December 31, 2016	$1,098,471
Gross goodwill	$2,143,581
Accumulated impairment	(1,045,110)
Carrying value at December 31, 2016	$1,098,471

As discussed in Note 3, the Company classified goodwill related to the TS reporting units as held for sale as of December 31, 2016, and July 2, 2016. During the first quarter of fiscal 2017, in connection with the planned sale of the TS business, the Company evaluated goodwill related to TS for impairment and concluded that goodwill related to the TS business was recoverable as the negotiated TS selling price was in excess of its carrying value.

Intangible Assets

The following table presents the Company’s acquired intangible assets from continuing operations at December 31, 2016, and July 2, 2016, respectively.

	December 31, 2016			July 2, 2016
	Acquired	Accumulated	Net Book	Acquired	Accumulated	Net Book
	Amount	Amortization	Value	Amount	Amortization	Value
	(Thousands)
Customer related	$50,505	$(37,587)	$12,918	$47,980	$(34,515)	$13,465
PF acquired intangibles (Note 2)	283,482	(7,755)	275,727	—	—	—
Trade name	2,163	(1,406)	757	3,746	(2,718)	1,028
Other	11,667	(5,011)	6,656	12,356	(4,278)	8,078
	$347,817	$(51,759)	$296,058	$64,082	$(41,511)	$22,571

AVNET, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

Intangible asset amortization expense from continuing operations was $9.8 million and $1.7 million for the second quarters of fiscal 2017 and 2016, respectively, and $11.8 million and $4.0 million for the first six months of fiscal 2017 and 2016, respectively. Intangible assets from continuing operations have a weighted average remaining useful life of approximately 7 years. The following table presents the estimated future amortization expense from continuing operations for the remainder of fiscal 2017, the next five fiscal years and thereafter (in thousands):

Fiscal Year
Remainder of fiscal 2017	27,700
2018	41,572
2019	40,246
2020	39,159
2021	38,353
Thereafter	109,028
Total	$296,058

5. Debt

Short-term debt from continuing operations consists of the following (in thousands):

	December 31, 2016	July 2, 2016	December 31, 2016	July 2, 2016
	Interest Rate		Carrying Balance
Bank credit facilities and other	5.06%	4.62%	$246,729	$122,599
Accounts receivable securitization program	—	0.93%	—	730,000
Notes due September 2016	—	6.63%	—	300,000
Short-term debt			$246,729	$1,152,599

Bank credit facilities and other consists primarily of various committed and uncommitted lines of credit and other forms of bank debt with financial institutions utilized primarily to support the working capital requirements of the Company including its foreign operations.

In connection with the PF acquisition, discussed further in Note 2, the Company assumed debt including private placement notes, which the Company planned to repay in connection with the acquisition. In December 2016 and January 2017, the Company paid $78.6 million and $152.2 million, respectively, to redeem the assumed private placement notes. The repayments were made with the proceeds from the issuance of $300 million 3.75% of Notes due December 2021 as discussed further below.

AVNET, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

Long-term debt from continuing operations consists of the following (in thousands):

	December 31, 2016	July 2, 2016	December 31, 2016	July 2, 2016
	Interest Rate		Carrying Balance
Revolving credit facilities:
Accounts receivable securitization program	1.22%	—	$465,000	$—
Credit Facility	2.04%	1.72%	927,174	150,000
Term Loan	1.38%	—	503,715	—
Notes due:
June 2020	5.88%	5.88%	300,000	300,000
December 2021	3.75%	—	300,000	—
December 2022	4.88%	4.88%	350,000	350,000
April 2026	4.63%	4.63%	550,000	550,000
Other long-term debt	2.21%	1.92%	1,159	1,551
Long-term debt before discount and debt issuance costs			3,397,048	1,351,551
Discount and debt issuance costs			(14,617)	(12,347)
Long-term debt			$3,382,431	$1,339,204

In December 2016, the Company issued $300.0 million of 3.75% Notes due December 2021 (“3.75% Notes”). The Company received proceeds of $296.4 million from the offering, net of discounts and debt issuance costs. The 3.75% Notes rank equally in right of payment with all existing and future senior unsecured debt of Avnet and interest will be payable semi-annually each year on June 1 and December 1.

In August 2016, the Company amended and extended its accounts receivable securitization program (the “Program”) with a group of financial institutions to allow the Company to transfer, on an ongoing revolving basis, an undivided interest in a designated pool of trade accounts receivable, to provide security or collateral for borrowings up to a maximum of $800.0 million. The Program does not qualify for off balance sheet accounting treatment and any borrowings under the Program are recorded as debt in the consolidated balance sheets. Under the Program, the Company legally sells and isolates certain U.S. trade accounts receivable into a wholly owned and consolidated bankruptcy remote special purpose entity. Such receivables, which are recorded within “Receivables” in the consolidated balance sheets, totaled $1.81 billion and $1.46 billion at December 31, 2016, and July 2, 2016, respectively. The Program contains certain covenants relating to the quality of the receivables sold. The Program also requires the Company to maintain certain minimum interest coverage and leverage ratios, which the Company was in compliance with as of December 31, 2016, and July 2, 2016. The Program has a two-year term that expires in August 2018 and as a result is considered long-term debt as of December 31, 2016. Interest on borrowings is calculated using a base rate or a commercial paper rate plus a spread of 0.40% with a facility fee of 0.40%.

The Company has a five-year $1.25 billion senior unsecured revolving credit facility (the “Credit Facility”) with a syndicate of banks, consisting of revolving credit facilities and the issuance of up to $150.0 million of letters of credit, which expires in July 2019. Subject to certain conditions, the Credit Facility may be increased up to $1.5 billion. Under the Credit Facility, the Company may select from various interest rate options, currencies and maturities. The Credit Facility contains certain covenants including various limitations on debt incurrence, share repurchases, dividends, investments and capital expenditures. The Credit Facility also includes financial covenants requiring the Company to maintain minimum interest coverage and leverage ratios, which the Company was in compliance with as of December 31, 2016, and July 2, 2016. As of December 31, 2016, and July 2, 2016, there were $4.8 million and $5.6 million, respectively, in letters of credit issued under the Credit Facility.

AVNET, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

In October 2016, certain foreign subsidiaries of the Company (the “Borrowers”) borrowed €479 million under a Senior Unsecured Term Loan Credit Agreement (the “Term Loan”) entered into with a group of banks. The Term Loan has a maturity date of October 17, 2019. The proceeds from borrowings under the Term Loan were used to finance a portion of the cash consideration and any fees and expenses related to the Company’s acquisition of PF discussed further in Note 2. The Term Loan is unsecured and contains financial covenants consistent with the Credit Facility. The Company was in compliance with such financial covenants as of December 2016.

As of December 31, 2016, the carrying value and fair value of the Company’s total debt was $3.63 billion and $3.66 billion, respectively. At July 2, 2016, the carrying value and fair value of the Company’s total debt was $2.49 billion and $2.59 billion, respectively. Fair value for the notes and Term Loan was estimated based upon quoted market prices and for other forms of debt fair value approximates carrying value due to the market based variable nature of the interest rates on those debt agreements.

6. Derivative financial instruments

Many of the Company’s subsidiaries purchase and sell products in currencies other than their functional currencies. This subjects the Company to the risks associated with fluctuations in foreign currency exchange rates. The Company reduces this risk by utilizing natural hedging (e.g., offsetting receivables and payables in the same foreign currency) as well as by creating offsetting positions through the use of derivative financial instruments, primarily forward foreign exchange contracts typically with maturities of less than sixty days (“economic hedges”). The Company continues to have exposure to foreign currency risks to the extent they are not hedged. The Company adjusts any economic hedges to fair value through the consolidated statements of operations primarily within “other expense, net.” Therefore, the changes in valuation of the underlying items being economically hedged are typically offset by the changes in fair value of the forward foreign currency exchange contracts. The fair value of forward foreign exchange contracts, which are based upon Level 2 criteria under the ASC 820 fair value hierarchy, are classified in the captions “other current assets” or “accrued expenses and other,” as applicable, in the accompanying consolidated balance sheets as of December 31, 2016, and July 2, 2016. The Company’s master netting and other similar arrangements with various financial institutions related to derivative financial instruments allow for the right of offset. The Company’s policy is to present derivative financial instruments with the same counterparty as either a net asset or liability when the right of offset exists.

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

The fair values of derivative financial instruments from continuing operations in the Company’s consolidated balance sheets are as follows:

AVNET, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

	December 31,	July 2,
	2016	2016
	(Thousands)
Forward foreign currency exchange contracts not receiving hedge accounting treatment recorded in:
Other current assets	$2,386	$9,681
Accrued expenses	3,409	6,369

The amounts recorded to other expense, net from continuing operations related to derivative financial instruments for economic hedges are as follows:

	Second Quarters Ended		Six Months Ended
	December 31,	January 2,	December 31,	January 2,
	2016	2016	2016	2016
	(Thousands)
Net derivative financial instrument gain (loss)	$771	$(5,461)	$(8,737)	$(1,789)

Additionally, during the first six months and second quarter of fiscal 2017, there is approximately $35.0 million and $27.0 million, respectively, of derivative financial instrument losses in other expenses, net associated with foreign currency derivative financial instruments purchased to economically hedge the British Pound purchase price of the PF acquisition as discussed in Note 2. As a result of the foreign currency economic hedging strategy in place, the Company economically protected itself from a weakening of the U.S. Dollar compared to the British Pound and the Company’s purchase price was approximately $75.0 million lower than its original bid price.

The Company’s outstanding economic hedges from continuing operations had average maturities of 49 days and 53 days as of December 31, 2016, and July 2, 2016, respectively. Under the Company’s economic hedging policies, gains and losses on the derivative financial instruments are substantially offset by the gains and losses on the underlying assets or liabilities being hedged.

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

The Company is also currently subject to various pending and potential legal matters and investigations relating to compliance with governmental laws and regulations, including import/export and environmental matters. For certain of these matters it is not possible to determine the ultimate outcome, and the Company cannot reasonably estimate the maximum potential exposure or the range of possible loss for such matters due primarily to being in the early stages of the related proceedings and investigations. The Company currently believes that the resolution of such matters will not have a material adverse effect on the Company’s financial position or liquidity, but could possibly be material to its results of operations in any one reporting period.

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

AVNET, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

As of December 31, 2016, the Company had aggregate estimated liabilities of $11.7 million, classified within accrued expenses and other for such compliance-related matters that were reasonably estimable as of such dates.

8. Income taxes

The Company’s effective tax rate on its income before income taxes from continuing operations was 46.7% in the second quarter of fiscal 2017 as compared with 9.7% in the second quarter of fiscal 2016. During the second quarter of fiscal 2017, the Company’s effective tax rate was unfavorably impacted primarily by (i) net increases to valuation allowances against deferred tax assets  created primarily from acquisition related expenses that were deemed unrealizable and (ii) the impact of non-deductible acquisition related expenses, partially offset by (iii) the mix of income in lower tax jurisdictions. During the second quarter of fiscal 2016, the Company’s effective tax rate was favorably impacted primarily by (i) the mix of income in lower tax jurisdictions, (ii) the release of valuation allowances against deferred tax assets that were deemed to be realizable and (iii) the release of reserves related to audit settlements and the expiration of statutes of limitation.

For the first six months of fiscal 2017 and 2016, the Company’s effective tax rate was 33.0% and 18.4%, respectively. The effective tax rate for the first six months of fiscal 2017 was unfavorably impacted primarily by (i) net increases to valuation allowances against deferred tax assets that were deemed unrealizable and (ii) the impact of non-deductible acquisition related expenses, partially offset by (iii) the mix of income in lower tax jurisdictions. The effective tax rate for the first six months of fiscal 2016 was favorably impacted primarily by (i) the mix of income in lower tax jurisdictions, (ii) the release of valuation allowances against deferred tax assets that were deemed to be realizable and (iii) the release of reserves related to audit settlements and the expiration of statutes of limitation.

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

AVNET, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

9. Pension plan

The Company has a noncontributory defined benefit pension plan (the “Plan”) for which the components of net periodic pension costs were as follows (includes amounts related to discontinued operations):

	Second Quarters Ended		Six Months Ended
	December 31,	January 2,	December 31,	January 2,
	2016	2016	2016	2016
	(Thousands)
Service cost	$10,848	$9,935	$21,696	$20,421
Interest cost	3,774	5,328	7,548	10,656
Expected return on plan assets	(10,588)	(10,071)	(21,176)	(20,142)
Recognized net actuarial loss	3,851	3,183	7,702	6,366
Amortization of prior service credits	(393)	(393)	(786)	(786)
Net periodic pension cost	$7,492	$7,982	$14,984	$16,515

The Company made contributions to the Plan of $20.0 million during the first six months of fiscal 2017. The Company expects to make an additional contribution to the Plan of $20.0 million over the remaining two quarters of fiscal 2017.

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

Amounts reclassified out of accumulated other comprehensive income (loss), net of tax, to operating expenses during the second quarters of fiscal 2017 and fiscal 2016 were not material and substantially all related to net periodic pension costs including recognition of actuarial losses and amortization of prior service credits.

In connection with the completion of the sale of the TS business discussed in Note 3, the Company expects to recognize an immaterial pension curtailment expense as a component of discontinued operations.

In connection with the acquisition of PF discussed further in Note 2, the Company acquired closed defined benefit plans in both the U.S. and U.K. The pension expense recognized during the second quarter of fiscal 2017 for these frozen plans was not material.

10. Shareholders’ equity

Share repurchase program

In August 2015, the Company’s Board of Directors amended the Company’s existing share repurchase program to authorize the repurchase of up to $1.25 billion of common stock in the open market or through privately negotiated transactions. The timing and actual number of shares repurchased will depend on a variety of factors such as share price, corporate and regulatory requirements, and prevailing market conditions. During the second quarter and first six months of fiscal 2017, the Company did not repurchase any shares under this program. Since the beginning of the repurchase program through the end of the second quarter of fiscal 2017, the Company has repurchased 31.4 million shares at an aggregate cost of $1.08 billion, and $174.9 million remains available for future repurchases.

AVNET, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

Common stock dividend

In November 2016, the Company’s Board of Directors approved a dividend of $0.17 per common share and dividend payments of $21.8 million were made in December 2016.

11. Earnings per share

	Second Quarters Ended		Six Months Ended
	December 31,	January 2,	December 31,	January 2,
	2016	2016	2016	2016
	(Thousands, except per share data)
Numerator:
Income - continuing operations, after tax	$32,465	$102,141	$100,153	$211,065
Income - discontinued operations, after tax	70,753	53,871	71,908	75,201
Net income	$103,218	$156,012	$172,061	$286,266
Denominator:
Weighted average common shares for basic earnings per share	127,901	131,909	127,716	132,846
Net effect of dilutive stock options, restricted stock units and performance share units	2,446	3,009	2,339	2,776
Weighted average common shares for diluted earnings per share	130,347	134,918	130,055	135,622
Basic earnings per share - continuing operations	$0.25	$0.77	$0.78	$1.59
Basic earnings per share - discontinued operations	0.55	0.41	0.56	0.56
Basic earnings per share	$0.80	$1.18	$1.34	$2.15
Diluted earnings per share - continuing operations	$0.25	$0.76	$0.77	$1.56
Diluted earnings per share - discontinued operations	0.54	0.40	0.55	0.55
Diluted earnings per share	$0.79	$1.16	$1.32	$2.11
Stock options excluded from earnings per share calculation due to anti-dilutive effect	7	—	7	—

See Note 3 for additional information on income from discontinued operations.

12. Additional cash flow information

Interest and income taxes paid were as follows:

	Six Months Ended
	December 31,	January 2,
	2016	2016
	(Thousands)
Interest	$62,217	$52,724
Income taxes	$60,881	$48,942

The Company includes book overdrafts as part of accounts payable on its consolidated balance sheets and reflects changes in such balances as part of cash flows from operating activities in its consolidated statements of cash flows.

AVNET, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

Non-cash investing activities related to purchases of property, plant and equipment that have been accrued, but not paid for, were $9.5 million and $12.7 million as of December 31, 2016, and January 2, 2016, respectively.

Included in cash and cash equivalents from continuing operations as of December 31, 2016, and July 2, 2016, was $9.1 million and $8.7 million, respectively, of cash equivalents, which was primarily comprised of overnight time deposits whose fair value was determined using Level 1 measurements under the ASC 820 fair value hierarchy.

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

In alignment with Avnet’s goal to build a global embedded solutions business, the Company transferred a portion of its embedded computing solutions operations to EM from TS. As a result of this change, sales, operating income and assets previously reported in the TS operating group in fiscal 2016 will be included within the EM operating group in fiscal 2017. The Company does not view the amount of sales, operating income, or assets of such transferred operations to be a material change to the composition of its operating groups for financial reporting purposes. Sales of approximately $46.5 million and $103.7 million related to such transferred operations reported in the TS operating group in the second quarter and first six months of fiscal 2016 have been reflected in the consolidated statements of operations and within EM in the tables below for comparability between fiscal years. The transfer of such operations between operating groups did not impact the determination of the Company’s operating groups or its previously reported consolidated financial results.

As discussed further in Note 3, the Company entered into a definitive agreement to sell the TS operating group during the first quarter of fiscal 2017. Although the TS operating group is classified as a discontinued operation in this Quarterly Report on Form 10-Q, the Company still owns and operates the TS operating group. As a result, the Company has not changed its reportable segments or its historical measures of segment results and profitability as of December 31, 2016. In connection with the planned sale and discontinued operation classification of the TS operating group, the Company has included the estimated corporate expenses specific to or benefiting the TS operating group as a component of discontinued operations.

AVNET, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

	Second Quarters Ended		Six Months Ended
	December 31,	January 2,	December 31,	January 2,
	2016	2016	2016	2016
	(Thousands)
Sales:
Electronics Marketing (continuing operations)	$4,273,559	$4,161,082	$8,391,663	$8,689,667
Technology Solutions (discontinued operations)	2,453,262	2,686,975	4,375,464	5,128,084

Operating income (expense):
Electronics Marketing (continuing operations)	$190,679	$176,266	$375,730	$389,297
Technology Solutions (discontinued operations)	103,231	115,102	147,382	189,640
Corporate - continuing operations	(26,220)	(23,794)	(49,820)	(55,852)
Corporate - discontinued operations	(14,379)	(12,316)	(26,879)	(27,416)
Held for sale depreciation elimination - discontinued operations	6,819	—	6,819	—
	260,130	255,258	453,232	495,669
Restructuring, integration and other expenses - continuing operations	(30,400)	(14,083)	(59,869)	(26,601)
Restructuring, integration and other expenses - discontinued operations	(3,316)	(7,139)	(7,540)	(20,579)
Amortization of acquired intangible assets and other - continuing operations	(9,829)	(2,272)	(12,207)	(5,120)
Amortization of acquired intangible assets and other - discontinued operations	—	(5,649)	(4,493)	(10,292)
Less: TS discontinued operations	(92,355)	(89,998)	(115,379)	(130,369)
Operating Income	$124,230	$136,117	253,744	302,708

Sales, by geographic area:
Americas (1)	$2,675,995	$2,750,560	$5,025,339	$5,524,503
EMEA (2)	2,134,740	1,935,449	3,980,290	3,950,668
Asia/Pacific (3)	1,916,086	2,162,048	3,761,498	4,342,580
Less: TS discontinued operations	$(2,453,262)	$(2,686,975)	$(4,375,464)	$(5,128,084)
Sales	$4,273,559	$4,161,082	$8,391,663	$8,689,667

(1)Includes sales from the United States of $2.42 billion and $2.48 billion for the second quarters ended December 31, 2016, and January 2, 2016, respectively. Includes sales from the United States of $4.55 billion and $4.99 billion for the first six months of fiscal 2017 and 2016, respectively.

(2)Includes sales from Germany and the United Kingdom of $845.7 million and $389.8 million, respectively, for the second quarter ended December 31, 2016, and $1.61 billion and $644.6 million, respectively, for the first six months of fiscal 2017. Includes sales from Germany and the United Kingdom of $760.6 million and $340.5 million, respectively, for the second quarter ended January 2, 2016, and $1.56 billion and $681.1 million, respectively, for the first six months of fiscal 2016.

(3)Includes sales from China (including Hong Kong) and Taiwan of $638.6 million and $597.1 million, respectively, for the second quarter ended December 31, 2016, and $1.31 billion and $1.19 billion, respectively, for the first six months of fiscal 2017. Includes sales from China (including Hong Kong) and Taiwan of $703.9 million and $864.0 million, respectively, for the second quarter ended January 2, 2016, and $1.42 billion and $1.69 billion, respectively, for the first six months of fiscal 2016.

AVNET, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

	December 31,	July 2,
	2016	2016
	(Thousands)
Assets:
Electronics Marketing	$8,334,410	$7,170,499
Technology Solutions	4,053,487	3,460,538
Corporate	868,098	608,768
Assets	$13,255,995	$11,239,805

Property, plant, and equipment, net, by geographic area:
Americas (1)	$464,390	$404,992
EMEA (2)	215,974	178,123
Asia/Pacific	37,183	29,543
Less: TS discontinued operations	(152,439)	(159,449)
Property, plant, and equipment, net,	$565,108	$453,209

(1)Includes property, plant and equipment, net, of $448.1 million and $395.0 million as of December 31, 2016, and July 2, 2016, respectively, in the United States.

(2)Includes property, plant and equipment, net, of $78.3 million and $63.5 million in Germany and Belgium, respectively, as of December 31, 2016, and $76.4 million and $69.8 million in Germany and Belgium, respectively, as of July 2, 2016.

14. Restructuring expenses

Fiscal 2017

During fiscal 2017, the Company took certain restructuring actions in an effort to reduce future operating expenses. Restructuring expenses are included as a component of restructuring, integration and other expenses in the consolidated statements of operations.  The activity related to the restructuring liabilities from continuing and discontinued operations established during fiscal 2017 is presented in the following table:

		Facility
	Severance	Exit Costs	Other	Total
	(Thousands)
Fiscal 2017 restructuring expenses	$17,940	$1,643	$1,567	$21,150
Cash payments	(8,557)	(332)	(1,529)	(10,418)
Non-cash amounts	—	—	—	—
Other, principally foreign currency translation	(77)	(3)	—	(80)
Balance at December 31, 2016	$9,306	$1,308	$38	$10,652

Severance expense recorded in the second quarter of fiscal 2017 related to the reduction, or planned reduction, of over 200 employees, primarily in operations, sales and business support functions. Facility exit costs primarily consist of liabilities for remaining lease obligations for exited facilities. Asset impairments relate to the impairment (if any) of property, plant and equipment as a result of the underlying restructuring activities. Other restructuring costs (if any) related primarily to other miscellaneous restructuring and exit costs. Of the $21.2 million in restructuring expenses recorded during the first six months of fiscal 2017, $9.9 million related to EM,  $6.1 million related to TS (discontinued

AVNET, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

operations) and $5.2 million related to corporate. The Company expects the majority of the remaining severance and facility exit costs to be paid by the end of fiscal 2017.

Fiscal 2016

During fiscal 2016, the Company incurred restructuring expenses related to various restructuring actions intended to achieve planned synergies from acquired businesses and to reduce future operating expenses. The following table presents the activity during the first six months of fiscal 2017 related to the remaining restructuring liabilities from continuing and discontinued operations established during fiscal 2016:

		Facility
	Severance	Exit Costs	Other	Total
	(Thousands)
Balance at July 2, 2016	$14,221	$4,093	$223	$18,537
Cash payments	(6,815)	(809)	(52)	(7,676)
Changes in estimates, net	(1,319)	(124)	61	(1,382)
Non-cash amounts	—	—	(60)	(60)
Other, principally foreign currency translation	(185)	(83)	(60)	(328)
Balance at December 31, 2016	$5,902	$3,077	$112	$9,091

As of December 31, 2016, the Company expects the majority of the remaining severance and facility exit cost liabilities to be paid by the end of fiscal 2017.

Fiscal 2015 and prior

As of July 2, 2016, there were $7.5 million of restructuring liabilities remaining related to restructuring actions from continuing and discontinued operations taken in fiscal years 2015 and prior, the majority of which relates to facility exit costs. The remaining balance for such historical restructuring actions as of December 31, 2016, was $5.3 million, which is expected to be paid by the end of fiscal 2017.

Item 2.Management’s Discussion and Analysis of Financial Condition and Results of Operations

For a description of the Company’s critical accounting policies and an understanding of the significant factors that influenced the Company’s performance during the quarter ended December 31, 2016, this Management’s Discussion and Analysis of Financial Condition and Results of Operations (“MD&A”) should be read in conjunction with the consolidated financial statements, including the related notes, appearing in Item 1 of this Report, as well as the Company’s Annual Report on Form 10-K for the fiscal year ended July 2, 2016. The Company operates on a “52/53 week” fiscal year and fiscal 2017 contains 52 weeks compared to 53 weeks in fiscal 2016. As a result, the first six months of fiscal 2017 contained 26 weeks and the first six months of fiscal 2016 contained 27 weeks. This extra week impacts the year-over-year analysis for the first six months of fiscal 2017 in this MD&A.

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

•

Sales adjusted for certain items that impact the year-over-year analysis, which includes the impact of certain acquisitions by adjusting Avnet’s prior periods to include the sales of acquired businesses, as if the acquisitions had occurred at the beginning of the earliest period presented. In addition, fiscal 2016 sales are adjusted for the estimated impact of the extra week of sales in the first six months of fiscal 2016 as discussed above. Sales taking into account these adjustments are referred to as “organic sales.”

•

Operating income excluding (i) restructuring, integration and other expenses (see Restructuring, Integration and Other Expenses in this MD&A), and (ii) amortization of acquired intangible assets and other. Operating income excluding such amounts is referred to as “adjusted operating income from continuing operations.” Adjusted operating income from continuing operations excludes the TS operating group, which is reported as a discontinued operation in fiscal 2017.

The reconciliation of operating income to adjusted operating income from continuing operations is presented in the following table:

	Second Quarters Ended		Six Months Ended
	December 31,	January 2,	December 31,	January 2,
	2016	2016	2016	2016
	(Thousands)
Operating income	$124,230	$136,117	$253,744	$302,708
Restructuring, integration and other expenses	30,400	14,083	59,869	26,601
Amortization of acquired intangible assets and other	9,829	2,272	12,207	5,120
Adjusted operating income from continuing operations	$164,459	$152,472	$325,820	$334,429

Management believes that providing this additional information is useful to readers to better assess and understand operating performance, especially when comparing results with prior periods or forecasting performance for future periods, primarily because management typically monitors the business both including and excluding these adjustments to GAAP results. Management also uses these non-GAAP measures to establish operational goals and, in many cases, for measuring performance for compensation purposes. However, any analysis of results on a non-GAAP basis should be used as a complement to, and in conjunction with, results presented in accordance with GAAP.

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

Avnet’s two operating groups - EM and TS - have operations in each of the three major economic regions of the world: the Americas; EMEA; and Asia/Pacific, consisting of Asia, Australia and New Zealand (“Asia”). A summary of each operating group is provided in Note 13, “Segment information” to the Company’s consolidated financial statements included in this Quarterly Report on Form 10-Q.

In September 2016, the Company entered into a definitive agreement to sell the TS operating group as discussed further in Note 3, “Discontinued operations” to the Company’s consolidated financial statements included in this Quarterly Report on Form 10-Q. The Company expects to complete the sale of TS during the second half of fiscal 2017.

On October 17, 2016, the Company completed its acquisition of Premier Farnell Plc (“PF”), a global distributor of electronic components and related products delivering engineering solutions to the electronic system design community utilizing multi-channel sales and marketing resources. Management believes that the combined business of EM and PF will create a unique electronic components distribution value proposition, which will expand Avnet’s digital footprint worldwide and allow the Company to reach engineers and makers earlier in the design cycle.

Results of Operations

The below discussion of results of operations, unless otherwise noted, is focused on Avnet’s results from continuing operations, which is primarily comprised of the EM operating group including the acquisition of Premier Farnell (“PF”). The TS operating group and its results of operations, including all operations being sold, are classified as discontinued operations.

Executive Summary

Sales for the second quarter of fiscal 2017 were $4.27 billion, as compared to the second quarter of fiscal 2016 sales of $4.16 billion. Organic sales decreased 3.6% year over year and 2.9% in constant currency.

Gross profit margin of 13.7% increased 158 basis points compared to the second quarter of fiscal 2016.

Operating income margin was 2.9% in the second quarter of fiscal 2017 as compared with 3.3% in the second quarter of fiscal 2016. Adjusted operating income margin from continuing operations was 3.8% in the second quarter of fiscal 2017 as compared to 3.7% in the second quarter of fiscal 2016.

Sales

The following tables present the reconciliation of reported sales to organic sales for the second quarters and first six months of fiscal 2017 and fiscal 2016. Sales of Avnet or the EM operating group are sales from continuing operations. Sales for the TS operating group are classified within discontinued operations in the consolidated statements of operations.

	Second Quarter Ended			Six Months Ended
	As			As
	Reported		Organic Sales	Reported		Organic Sales
	Fiscal 2017	Acquisitions (1)	Fiscal 2017	Fiscal 2017	Acquisitions (1)	Fiscal 2017
	(Dollars in thousands)
EM	$4,273,559	$49,639	$4,323,198	$8,391,358	$378,352	$8,769,710
EM by region
Americas	$1,252,605	$18,282	$1,270,887	$2,502,809	$154,426	$2,657,235
EMEA	1,380,694	26,558	1,407,252	2,645,988	178,879	2,824,867
Asia	1,640,260	4,799	1,645,059	3,242,561	45,047	3,287,608

(1)	Includes PF acquired on October 17, 2016, which has operations in each EM region.

	Second Quarter Ended			Six Months Ended
	As			As	Acquisitions (1)
	Reported		Organic Sales	Reported	& Estimated Extra	Organic Sales
	Fiscal 2016	Acquisitions (1)	Fiscal 2016	Fiscal 2016	Week of Sales	Fiscal 2016
	(Dollars in thousands)
EM	$4,161,082	$323,107	$4,484,189	$8,689,677	$362,639	$9,052,316
EM by region
Americas	$1,165,773	$132,644	$1,298,417	$2,469,058	$200,324	$2,669,382
EMEA	1,141,076	156,951	1,298,027	2,479,218	221,898	2,701,116
Asia	1,854,233	33,512	1,887,745	3,741,401	(59,583)	3,681,818

(2)	Includes PF acquired on October 17, 2016, which has operations in each EM region.

Sales for the second quarter of fiscal 2017 were $4.27 billion, as compared to the second quarter of fiscal 2016 sales of $4.16 billion. The increase in sales was primarily due to the acquisition of PF partially offset by declines in the Asia region as discussed below. Organic sales decreased 3.6% year over year and 2.9% in constant currency.

On a regional basis, organic sales decreased 2.1% in the Americas region. Organic sales constant currency increased 11.6% in EMEA. Organic sales in constant currency decreased 13.5% in Asia primarily as a result of deselecting lower margin sales from high-volume supply chain engagements year over year.

Sales for the first six months of fiscal 2017 were $8.39 billion, a decrease of 3.4% as compared to sales of $8.69 billion for the first six months of fiscal 2016. The decrease in sales was primarily related to deselecting lower margin sale from high-value supply chain engagements in Asia, partially offset by an increase from the acquisition of PF.

Gross Profit and Gross Profit Margins

Gross profit for the second quarter of fiscal 2017 was $586.2 million, an increase of $81.1 million, or 16.1%, from the second quarter of fiscal 2016 gross profit of $505.1 million. Gross profit margin of 13.7% increased 158 basis points from the second quarter of fiscal 2016. The increase in gross profit margin was primarily due to the acquisition of PF and from the impact of deselecting lower margin high volume supply chain engagements in Asia.

Gross profit and gross profit margins were $1.11 billion and 13.2%, respectively, for the first six months of fiscal 2017 as compared with $1.06 billion and 12.2%, respectively, for the first six months of fiscal 2016. The increase in gross profit margin was primarily due to the acquisition of PF and from the impact of deselecting lower margin high volume supply chain engagements in Asia.

Selling, General and Administrative Expenses

Selling, general and administrative expenses (“SG&A expenses”) were $431.6 million in the second quarter of fiscal 2017, an increase of $76.7 million, or 21.6%, from the second quarter of fiscal 2016. The year-over-year increase in SG&A expenses was primarily due to the acquisition of PF and the related PF operating expenses, including $7.9 million of expense for the amortization of intangible assets.

Metrics that management monitors with respect to its operating expenses are SG&A expenses as a percentage of sales and as a percentage of gross profit. In the second quarter of fiscal 2017, SG&A expenses as a percentage of sales were 10.1% and as a percentage of gross profit were 73.6%, as compared with 8.5% and 70.3%, respectively, in the second quarter of fiscal 2016.

SG&A expenses for the first six months of fiscal 2017 were $795.2 million, or 9.5% of sales, as compared with $731.9 million, or 8.4% of sales, in the first six months of fiscal 2016. SG&A expenses were 71.7% of gross profit in the first six months of 2017 as compared with 69.0% in the first six months of fiscal 2016.  The year-over-year increase in SG&A expenses was primarily due to the acquisition of PF and the related PF operating expenses, including $7.9 million of expense for the amortization of intangible assets.

Restructuring, Integration and Other Expenses

During the second quarter of fiscal 2017, the Company took certain actions in an effort to reduce future operating expenses. In addition, the Company incurred integration, acquisition/divestiture and other costs. Integration costs are primarily related to professional fees for the integration of acquired businesses, the integration of certain regional and global businesses including Avnet after the TS divestiture,  and incremental costs incurred as part of the consolidation, relocation, and closure of warehouse and office facilities. Acquisition/divestiture costs consist primarily of professional fees and other costs incurred related to the acquisition, divestiture and closure of businesses including the acquisition of PF and the planned divestiture of TS. Other costs consist primarily of any ongoing facilities’ operating costs associated with the consolidation, relocation and closure of facilities once such facilities have been vacated or substantially vacated, and other miscellaneous costs that relate to restructuring, integration and other expenses.

The Company recorded restructuring, integration and other expenses from continuing operations of $30.4 million during the second quarter of fiscal 2017. The Company recorded $3.3 million of restructuring costs from continuing operations and expects to realize approximately $5.4 million in incremental annualized operating cost savings once such restructuring actions are completed. The Company also incurred integration costs of $9.1 million, acquisition/divestiture costs of $18.9 million, and a net reversal of $0.8 million for changes in estimates for costs associated with prior year restructuring actions. The after tax impact of restructuring, integration, and other expenses from continuing operations was $23.0 million and $0.18 per share on a diluted basis for the second quarter of fiscal 2017.

During the first six months of fiscal 2017, the Company incurred restructuring, integration and other expenses from continuing operations of $59.9 million, including restructuring costs of $15.1 million, integration costs of $11.5 million, acquisition/divestiture and other costs of $28.0 million and a net reversal for changes in estimates for costs associated with previous restructuring actions of $1.2 million. The after tax impact of restructuring, integration and other expenses for the first six months of fiscal 2017 was $43.2 million and $0.34 per share on a diluted basis.

Comparatively, in the second quarter of fiscal 2016, restructuring, integration and other expenses from continuing operations was $14.1 million. The after tax impact of restructuring, integration, and other expenses from continuing operations was $9.5 million and $0.07 per share on a diluted basis.

In the first six months of fiscal 2016, restructuring, integration and other expenses from continuing operations was $26.6 million. The after tax impact of restructuring, integration and other expenses for the first six months of fiscal 2016 was $17.6 million and $0.13 per share on a diluted basis.

Operating Income

Operating income for the second quarter of fiscal 2017 was $124.2 million, a decrease of $11.9 million, or 8.7%, from the second quarter of fiscal 2016 operating income of $136.1 million. Adjusted operating income from continuing operations for the second quarter of fiscal 2017 was $164.5 million, an increase of $12.0 million, or 7.9%, from the second quarter of fiscal 2016 adjusted operating income from continuing operations of $152.5 million. Operating income margin was 2.9% in the second quarter of fiscal 2017 as compared with 3.3% in the second quarter of fiscal 2016. Adjusted operating income margin from continuing operations for the second quarter of fiscal 2017 was 3.8% compared to 3.7% in the second quarter of fiscal 2016.

EM operating income for the second quarter of fiscal 2017 was $190.7 million, an increase of $14.4 million, or 8.2%, from the second quarter of fiscal 2016 EM operating income of $176.3 million. Operating income margin was 4.5% in the second quarter of fiscal 2017 as compared with 4.2% in the second quarter of fiscal 2016.

Operating income from continuing operations for the first six months of fiscal 2017 was $253.7 million, or 3.0% of sales, as compared with $302.7 million, or 3.5% of Avnet sales for the first six months of fiscal 2016. Adjusted operating income margin for the first six months of fiscal 2017 from continuing operations was flat as compared to the first six months of fiscal 2016.

Interest Expense and Other Income (Expense), Net

Interest expense in the second quarter of fiscal 2017 was $26.7 million, an increase of $5.8 million or 27.6%, as compared with interest expense of $21.0 million in the second quarter of fiscal 2016. Interest expense in the first six months of fiscal 2017 was $54.0 million, an increase of $11.0 million or 25.6%, as compared with interest expense of $43.0 million in the first six months of fiscal 2016. The increase in interest expense in the second quarter of fiscal 2017 compared to the second quarter of fiscal 2016 was primarily related to the impact of the interest expense associated with the new debt including debt incurred to finance the acquisition of PF.

During the second quarter of fiscal 2017, the Company had $36.5 million of other expense as compared with $2.1 million of other expense in the second quarter of fiscal 2016. During the first six months of fiscal 2017, the Company recognized $50.2 million of other expenses as compared with $1.2 million of other expenses in the first six months of fiscal 2016. The increase in other expense in the second quarter and first six months of fiscal 2017 is primarily attributable to the bridge financing and foreign currency hedging costs associated with the PF acquisition.

Income Tax Expense

The Company’s effective tax rate on its income before income taxes from continuing operations was 46.7% in the second quarter of fiscal 2017, as compared with 9.7% in the second quarter of fiscal 2016. During the second quarter of fiscal 2017, the Company’s effective tax rate was unfavorably impacted primarily by (i) net increases to valuation allowances against deferred tax assets created primarily from acquisition related expenses that were deemed unrealizable and (ii) the impact of non-deductible acquisition related expenses, partially offset by (iii) the mix of income in lower tax jurisdictions. During the second quarter of fiscal 2016, the Company’s effective tax rate was favorably impacted primarily by (i) the mix of income in lower tax jurisdictions, (ii) the release of valuation allowances against deferred tax assets that were deemed to be realizable and (iii) the release of reserves related to audit settlements and the expiration of statutes of limitation.

For the first six months of fiscal 2017 and 2016, the Company’s effective tax rate was 33.0% and 18.4%, respectively. The effective tax rate for the first six months of fiscal 2017 was unfavorably impacted primarily by (i) net increases to valuation allowances against deferred tax assets that were deemed unrealizable and (ii) the impact of non-deductible acquisition related expenses, partially offset by (iii) the mix of income in lower tax jurisdictions. The effective tax rate for the first six months of fiscal 2016 was favorably impacted primarily by (i) the mix of income in lower tax jurisdictions, (ii) the release of valuation allowances against deferred tax assets that were deemed to be realizable and (iii) the release of reserves related to audit settlements and the expiration of statutes of limitation.

See Note 8, “Income taxes” to the Company’s consolidated financial statements included in this Quarterly Report on Form 10-Q for additional information on the Company’s effective tax rate.

Income from Discontinued Operations

Income from discontinued operations was $70.8 million in the second quarter of fiscal 2017 compared to $53.9 million in the second quarter of fiscal 2016. Income from discontinued operations was $71.9 million in the first six months of fiscal 2017 compared to $75.2 million in the first six months of fiscal 2016. See Note 3, “Discontinued operations” to the Company’s consolidated financial statements included in this Quarterly Report on Form 10-Q for additional information and detail on the financial results of discontinued operations.

Sales from discontinued operations declined 8.7% and declined 7.1% on an organic basis in constant currency in the second quarter of fiscal 2017. The decline in organic sales was primarily the result of weaker demand in the Americas and Asian regions. Gross profit from discontinued operations declined due to lower sales, partially offset by an improvement in gross profit margins primarily as a result of differences in sales mix. Operating income from discontinued operations declined primarily due to lower sales year over year, partially offset by lower operating expenses.

Net Income

As a result of the factors described in the preceding sections of this MD&A, the Company’s net income for the second quarter of fiscal 2017 was $103.2 million, or $0.79 per share on a diluted basis, as compared with $156.0 million, or $1.16 per share on a diluted basis, in the second quarter of fiscal 2016.

As a result of the factors described in the preceding sections of this MD&A, the Company’s net income for the first six months of fiscal 2017 was $172.1 million, or $1.32 per share on a diluted basis, as compared with $286.3 million, or $2.11 per share on a diluted basis, in the first six months of fiscal 2016.

LIQUIDITY AND CAPITAL RESOURCES

Cash Flow

Cash Flow from Operating Activities

During the first six months of fiscal 2017, the Company generated $240.1 million of cash from its operating activities compared to a cash generation of $84.2 million in the first six months of fiscal 2016. These operating cash flows are comprised of: (i) cash flow generated from net income from continuing operations, adjusted for the impact of non-cash and other items, which includes depreciation and amortization expenses, deferred income taxes, stock-based compensation expense and other non-cash items (including provisions for doubtful accounts and periodic pension costs), (ii) cash flows used for, or generated from, working capital and other, excluding cash and cash equivalents, and (iii) operating cash flows used for, or generated from, the TS operating group, which is classified as a discontinued operation. Cash generated from working capital and other was $90.8 million during the first six months of fiscal 2017, including a decrease in inventories of $139.7 million and an increase in accounts payable of $133.7 million, partially offset by an increase in accounts receivable of $127.2 million and a decrease in accrued expenses and other of $55.4 million. Comparatively, cash used for working capital and other was $234.5 million during the first six months of fiscal 2016, including increases in inventories of $189.6 million and decreases in accounts payable of $240.5 million and accrued expenses and other of $66.3 million, partially offset by decreases in accounts receivable of $261.9 million.

Cash used for operating activities of discontinued operations was $63.1 million in the first six months of fiscal 2017 compared to cash generated of $13.7 million in the first six months of fiscal 2016.

Cash Flow from Financing Activities

During the first six months of fiscal 2017, the Company received net proceeds of $296.4 million as a result of the issuance of $300.0 million of 3.75% Notes due December 2021. Additionally, the Company received net proceeds of $530.8 million and $752.2 million from borrowings under the Term Loan and from other debt arrangements, respectively. During the first six months of fiscal 2017, the Company repaid $378.6 million of notes and acquired debt and made net repayments of $265.0 million under the Company’s accounts receivable securitization program. During the first six months of fiscal 2017, the Company paid dividends on common stock of $43.4 million.

During the first six months of fiscal 2016, the Company repaid upon maturity the $250 million of 6.00% Notes due September 2015. Additionally, the Company made net repayments of $40.0 million under the Company’s accounts receivable securitization program and received net proceeds of  $418.0 million from borrowings of bank and other debt. During the first six months of fiscal 2016, the Company paid dividends on common stock of $45.0 million and repurchased $184.7 million of common stock.

Cash Flow from Investing Activities

During the first six months of fiscal 2017, the Company used $70.4 million for capital expenditures primarily related to information system development costs, computer hardware and software purchases and facilities costs compared to $74.4 million for capital expenditures in the first six months of fiscal 2016. During the first six months of fiscal 2017 the Company used $798.4 million of cash for acquisitions, which is net of the cash acquired.

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

Financing Transactions

See Note 5, “Debt” to the Company’s consolidated financial statements included in this Quarterly Report on Form 10-Q for additional information on financing transactions including the Credit Facility, the Program, the Term Loan and the outstanding Notes as of December 31, 2016. The Company was in compliance with all covenants under the Credit Facility, the Program, and the Term Loan as of December 31, 2016.

The Company has several lines of credit and other forms of bank debt in the U.S. and various foreign locations to fund the short-term working capital, foreign exchange, overdraft and letter of credit needs of its wholly owned subsidiaries primarily in EMEA and Asia. Avnet generally guarantees its subsidiaries’ obligations under such debt facilities.

Liquidity

The Company held cash and cash equivalents of $1.27 billion as of December 31, 2016, of which $1.18 billion was held outside the United States. As of July 2, 2016, the Company held cash and cash equivalents of $1.03 billion, of which $972.7 million was held outside of the United States.

As of the end of the second quarter of fiscal 2017, the Company had a combined total borrowing capacity of $2.05 billion under the Credit Facility and the Program. There were $927.2 million in borrowings outstanding and $4.8 million in letters of credit issued under the Credit Facility and $465.0 million in borrowings outstanding under the Program, resulting in approximately $653.0 million of total availability as of December 31, 2016. Availability under the Program is subject to the Company having sufficient eligible trade accounts receivable to support desired borrowings. During the second quarter and first six months of fiscal 2017, the Company had an average daily balance outstanding of approximately $818.6 million and $635.2 million, respectively, under the Credit Facility and approximately $622.0 million and $671.0 million, respectively, under the Program. During the second quarter and first six months of fiscal 2016, the Company had an average daily balance outstanding of approximately $416.5 million and $307.6 million, respectively, under the Credit Facility and approximately $737.3 million and $733.1 million, respectively, under the Program.

During periods of weakening demand in the electronic components and enterprise computer solutions industry, the Company typically generates cash from operating activities. Conversely, the Company is more likely to use operating cash flows for working capital requirements during periods of higher growth. The Company generated $380.2 million in cash flows from operating activities over the trailing four fiscal quarters ended December 31, 2016.

Liquidity is subject to many factors, such as normal business operations as well as general economic, financial, competitive, legislative, and regulatory factors that are beyond the Company’s control. Cash balances generated and held in foreign locations are used for ongoing working capital, capital expenditure needs and to support acquisitions. These balances, which are not a component of assets held for sale, are currently expected to be permanently reinvested outside the United States. If these funds were needed for general corporate use in the United States, the Company would incur significant income taxes to repatriate cash held in foreign locations. In addition, local government regulations may restrict the Company’s ability to move funds among various locations under certain circumstances. Management does not believe such restrictions would limit the Company’s ability to pursue its intended business strategy. Management believes that Avnet’s available borrowing capacity, its current cash on hand and the Company’s expected ability to generate operating cash flows in the future will be sufficient to meet its future liquidity needs. The Company also may issue debt or equity securities in the future and management believes the Company will have adequate access to the capital markets, if needed.

During January 2017, subsequent to the end of the second quarter of fiscal 2017, the Company repaid $152.2 million of par value PF assumed debt. The Company has made, and expects to continue to make, strategic investments through acquisition activity to the extent the investments strengthen Avnet’s competitive position and meet management’s return on capital thresholds.

In connection with the planned sale of the TS operating group, the Company expects to have additional liquidity as a result of the after tax proceeds from the sale that can be used to repay outstanding borrowings, return cash to shareholders, make strategic acquisitions or use for general Company operations. In connection with the closing of the TS sale, the Company expects to amend or enter into a new accounts receivable securitization program that has a lower borrowing base as a result of the Company having a lower level of trade receivables post close.

In addition to continuing to make investments in acquisitions, as of December 31, 2016, the Company may repurchase up to an aggregate of $174.9 million of shares of the Company’s common stock through a $1.25 billion share repurchase program approved by the Board of Directors. The Company may repurchase stock from time to time at the discretion of management, subject to strategic considerations, market conditions and other factors. The Company may terminate or limit the share repurchase program at any time without prior notice. The timing and actual number of shares repurchased will depend on a variety of factors such as share price, corporate and regulatory requirements, and prevailing market conditions. Since the beginning of the repurchase program through the end of the second quarter of fiscal 2017, the Company has repurchased 31.4 million shares of stock at an aggregate cost of $1.08 billion. Shares repurchased were retired. Additionally, the Company currently expects to pay quarterly cash dividends on shares of its common stock, subject to approval of the Board of Directors. During the second quarter of fiscal 2017, the Board of Directors approved a dividend of $0.17 per share, which resulted in $21.8 million of dividend payments during the quarter.

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

See Liquidity and Capital Resources — Financing Transactions appearing in Item 2 of this Form 10-Q for further discussion of the Company’s financing transactions and capital structure. As of December 31, 2016,  55% of the Company’s debt bears interest at a fixed rate and 45% of the Company’s debt bears interest at variable rates. Therefore, a hypothetical 1.0% (100 basis points) increase in interest rates would result in a $4.1 million decrease in income from continuing operations before income taxes in the Company’s consolidated statement of operations for the second quarter of fiscal 2017.

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

During the second quarter of fiscal 2017, there were no changes to the Company’s internal control over financial reporting (as defined in Rule 13a-15(f) of the Exchange Act) that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

The proposed separation of the Company’s TS operating group and subsequent sale to Tech Data Corporation may not be consummated as currently contemplated or at all, or may encounter unanticipated delays or other roadblocks, including delays in obtaining necessary regulatory approvals. The proposed sale of TS is subject to numerous closing conditions. In addition, planning and executing the proposed separation and subsequent sale of TS will require significant time, effort and expense, and may divert the attention of the Company’s management and employees from other aspects of its business operations, and any delays in the completion of the separation and subsequent sale may increase the amount of time, effort and expense that the Company devotes to the transaction, which could adversely affect its business, financial condition and results of operations.

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

The discussion of Avnet’s business and operations should be read together with the risk factors contained in Item 1A of its Annual Report on Form 10-K for the fiscal year ended July 2, 2016, which describe various risks and uncertainties to which the Company is or may become subject. These risks and uncertainties have the potential to affect Avnet’s business, financial condition, results of operations, cash flows, strategies or prospects in a material and adverse manner. As of December 31, 2016, there have been no material changes to the risk factors set forth in the Company’s Annual Report on Form 10-K for the fiscal year ended July 2, 2016 outside of those additional risk factors listed above.

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

•

risks relating to the Company’s international sales and operations, including risks relating to the ability to repatriate cash, foreign currency fluctuations, duties and taxes, and compliance with international and U.S. laws;

•	risks relating to acquisitions, divestitures and investments;

•	adverse effects on the Company’s supply chain, shipping costs, third-party service providers, customers and suppliers, including as a result of issues caused by natural and weather-related disasters;

•	risks related to cyber attacks and the Company’s information systems;

•	risks relating to attracting, retaining, training, motivating and developing key employees;

•

general economic and business conditions (domestic and foreign) affecting Avnet's financial performance and, indirectly, Avnet's credit ratings, debt covenant compliance, and liquidity and access to financing; and

•	legislative or regulatory changes affecting Avnet’s businesses.

Item 2.Unregistered Sales of Equity Securities and Use of Proceeds

The Company’s Board of Directors has approved the repurchase of up to $1.25 billion of the Company’s common stock under the Company’s share repurchase program. During the second quarter of fiscal 2017, the Company did not repurchase any shares under the share repurchase program, which is part of a publicly announced plan.

			Total Number of	Approximate Dollar
	Total	Average	Shares Purchased	Value of Shares That
	Number	Price	as Part of Publicly	May Yet Be
	of Shares	Paid per	Announced Plans	Purchased under the
Period	Purchased	Share	or Programs	Plans or Programs
October	—	$—	—	$174,932,000
November	—	$—	—	$174,932,000
December	—	$—	—	$174,932,000

Item 6.Exhibits

Exhibit
Number	Exhibit
4.1	Form of Officers’ Certificate setting forth the terms of the 3.750% Notes due 2021 (incorporated herein by reference to the Company’s Current Report on Form 8-K dated December 1, 2016, Exhibit 4.1)

10.1*	Amendment No. 10, dated as of December 30, 2016, to Receivables Sale Agreement.

10.2*	Amendment No. 10 dated as of December 30, 2016, to the Second Amended and Restated Receivables Purchase Agreement.

10.3

Amendment No. 2 and Waiver to Senior Unsecured Bridge Credit Agreement, dated as of October 24, 2016, between Avnet, Inc., the lenders party thereto and Bank of America (incorporated herein by reference to the Company’s Current Report on Form 8-K dated October 24, 2016, Exhibit 10.1).

10.4	Avnet, Inc. 2016 Stock Compensation and Incentive Plan (incorporated herein by reference to the Company’s Current Report on Form 8-K dated November 10, 2016, Exhibit 10.1)

31.1*	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2*	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1**	Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2**	Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS*	XBRL Instance Document.

101.SCH*	XBRL Taxonomy Extension Schema Document.

101.DEF*	XBRL Taxonomy Extension Definition Linkbase Document.

101.CAL*	XBRL Taxonomy Extension Calculation Linkbase Document.

101.LAB*	XBRL Taxonomy Extension Label Linkbase Document.

101.PRE*	XBRL Taxonomy Extension Presentation Linkbase Document.

*	Filed herewith.
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

AVNET, INC. (Registrant)

By:	/s/ KEVIN MORIARTY
Kevin Moriarty
Senior Vice President and Chief Financial Officer

Date: January  27, 2017