Form 10-Q
period 2017-04-01
AVNET INC
filed 2017-05-02
CIK 8858

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended April 1, 2017

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

Yes ☑ No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer”, “accelerated filer”, “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☑	Accelerated filer ☐
Non-accelerated filer ☐(Do not check if a smaller reporting company)	Smaller reporting company ☐
Emerging growth company ☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑

As of April 20, 2017, the total number of shares outstanding of the registrant’s Common Stock was 124,994,009 shares, net of treasury shares.

AVNET, INC. AND SUBSIDIARIES

PART I

FINANCIAL INFORMATION

Item 1.Financial Statements

AVNET, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(Unaudited)

	April 1,	July 2,
	2017	2016
	(Thousands, except share
	amounts)
ASSETS
Current assets:
Cash and cash equivalents	$1,129,233	$1,031,478
Marketable securities	261,549	—
Receivables, less allowances of $45,033 and $27,448, respectively	3,237,440	2,769,906
Inventories	2,771,236	2,559,921
Prepaid and other current assets	273,534	81,197
Current assets held for sale	—	2,561,471
Total current assets	7,672,992	9,003,973
Property, plant and equipment, net	526,025	453,209
Goodwill	1,140,978	621,852
Intangible assets, net	285,390	22,571
Other assets	220,393	239,133
Non-current assets held for sale	—	899,067
Total assets	$9,845,778	$11,239,805
LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Short-term debt	$32,574	$1,152,599
Accounts payable	1,731,275	1,590,777
Accrued expenses and other	880,794	394,888
Current liabilities held for sale	—	1,804,229
Total current liabilities	2,644,643	4,942,493
Long-term debt	1,724,234	1,339,204
Other liabilities	377,328	223,053
Non-current liabilities held for sale	—	43,769
Total liabilities	4,746,205	6,548,519
Commitments and contingencies (Note 7)
Shareholders’ equity:
Common stock $1.00 par; authorized 300,000,000 shares; issued 126,238,957 shares and 127,377,466 shares, respectively	126,239	127,377
Additional paid-in capital	1,492,764	1,452,678
Retained earnings	3,872,407	3,632,271
Accumulated other comprehensive loss	(391,706)	(520,775)
Treasury stock at cost, 23,683 shares and 27,314 shares, respectively	(131)	(265)
Total shareholders’ equity	5,099,573	4,691,286
Total liabilities and shareholders’ equity	$9,845,778	$11,239,805

See notes to consolidated financial statements.

AVNET, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

	Third Quarters Ended		Nine Months Ended
	April 1,	April 2,	April 1,	April 2,
	2017	2016	2017	2016
	(Thousands, except per share amounts)
Sales	$4,441,896	$4,081,961	$12,833,559	$12,771,628
Cost of sales	3,811,910	3,561,019	11,094,733	11,189,459
Gross profit	629,986	520,942	1,738,826	1,582,169
Selling, general and administrative expenses	480,190	362,064	1,275,417	1,093,982
Restructuring, integration and other expenses	35,513	8,854	95,382	35,455
Operating income	114,283	150,024	368,027	452,732
Other income (expense), net	19,439	1,453	(30,809)	284
Interest expense	(27,534)	(21,388)	(81,518)	(64,385)
Income from continuing operations before taxes	106,188	130,089	255,700	388,631
Income tax expense	16,268	22,297	65,627	69,774
Income from continuing operations, net of tax	89,920	107,792	190,073	318,857
Income (loss) from discontinued operations, net of tax	(35,237)	15,667	36,671	90,868
Gain on sale of discontinued operations, net of tax	217,088	—	217,088	—
Income from discontinued operations, net of tax	181,851	15,667	253,759	90,868
Net income	$271,771	$123,459	$443,832	$409,725

Earnings per share - basic:
Continuing operations	$0.70	$0.83	$1.48	$2.42
Discontinued operations	1.42	0.12	1.98	0.69
Net income per share - basic	$2.12	$0.95	3.46	3.11

Earnings per share - diluted:
Continuing operations	$0.69	$0.82	$1.46	$2.37
Discontinued operations	1.41	0.12	1.95	0.68
Net income per share - diluted	$2.10	$0.94	$3.41	$3.05

Shares used to compute earnings per share:
Basic	128,487	129,811	127,973	131,834
Diluted	129,432	131,650	129,847	134,298
Cash dividends paid per common share	$0.18	$0.17	$0.52	$0.51

See notes to consolidated financial statements.

AVNET, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(Unaudited)

	Third Quarters Ended		Nine Months Ended
	April 1,	April 2,	April 1,	April 2,
	2017	2016	2017	2016
	(Thousands)
Net income	$271,771	$123,459	$443,832	$409,725
Other comprehensive income (loss), net of tax:
Foreign currency translation adjustments and other	92,702	129,872	(58,300)	20,987
Impact of TS business divestiture (Note 3)	181,465	—	181,465	—
Pension adjustments, net	2,102	2,156	5,904	6,380
Total comprehensive (loss) income	$548,040	$255,487	$572,901	$437,092

See notes to consolidated financial statements.

AVNET, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	Nine Months Ended
	April 1,	April 2,
	2017	2016
	(Thousands)
Cash flows from operating activities:
Net income	$443,832	$409,725
Less: Income from discontinued operations, net of tax	253,759	90,868
Income from continuing operations	190,073	318,857

Non-cash and other reconciling items:
Depreciation	63,800	50,789
Amortization	34,185	5,900
Deferred income taxes	(15,562)	3,963
Stock-based compensation	41,778	47,724
Other, net	10,563	28,687
Changes in (net of effects from businesses acquired and divested):
Receivables	(335,617)	254,305
Inventories	86,103	(351,731)
Accounts payable	86,120	(103,236)
Accrued expenses and other, net	(20,977)	(73,147)
Net cash flows provided by operating activities - continuing operations	140,466	182,111
Net cash flows (used) provided by operating activities - discontinued operations	(325,096)	115,016
Net cash flows (used) provided by operating activities	(184,630)	297,127

Cash flows from financing activities:
Issuance of notes, net of issuance costs	296,374	542,043
Repayment of notes	(530,800)	(250,000)
Borrowings (repayments) under accounts receivable securitization, net	(492,000)	(400,012)
Borrowings (repayments) of bank and revolving debt, net	(168,386)	412,253
Borrowings of term loans	530,756	—
Repayments of term loans	(511,358)	—
Repurchases of common stock	(124,598)	(334,177)
Dividends paid on common stock	(66,477)	(66,944)
Other, net	15,838	(12,028)
Net cash flows used for financing activities - continuing operations	(1,050,651)	(108,865)
Net cash flows provided by financing activities - discontinued operations	3,447	36,227
Net cash flows used for financing activities	(1,047,204)	(72,638)

Cash flows from investing activities:
Purchases of property, plant and equipment	(107,960)	(106,776)
Acquisitions of businesses, net of cash acquired (Note 2)	(801,164)	—
Other, net	18,404	9,559
Net cash flows used for investing activities - continuing operations	(890,720)	(97,217)
Net cash flows provided (used) for investing activities - discontinued operations	2,235,384	(25,092)
Net cash flows provided (used) for investing activities	1,344,664	(122,309)

Effect of currency exchange rate changes on cash and cash equivalents	(15,075)	1,752
Net change in cash and cash equivalents	97,755	103,932
Cash and cash equivalents at beginning of period	1,031,478	932,553
Cash and cash equivalents at end of period	$1,129,233	$1,036,485

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

Discontinued Operations

The results of operations for Avnet’s Technology Solutions (“TS”) business, including all businesses subject to the completed TS sale, have been classified as discontinued operations for all periods presented in the consolidated statements of operations and the consolidated statements of cash flows. The assets and liabilities of TS prior to the completion of the sale were classified as held for sale in the consolidated balance sheets. See Note 3 for additional information.

Fiscal year

The Company operates on a “52/53 week” fiscal year and fiscal 2017 contains 52 weeks compared to 53 weeks in fiscal 2016. As a result, the first nine months of fiscal 2017 contained 39 weeks compared to the first nine months of fiscal 2016, which contained 40 weeks.

New accounting pronouncements

In March 2017, the Financial Accounting Standards Board issued Accounting Standards Update 2017-07, Compensation—Retirement Benefits (Topic 715): Improving the Presentation of Net Periodic Pension Cost and Net Periodic Postretirement Benefit Cost (“ASU 2017-07”). The new guidance requires the service cost component of net periodic benefit cost to be presented in the same income statement line item as other employee compensation costs arising from services rendered during the period and allows only the service cost component eligible for capitalization in assets. Other components of the net periodic benefit cost are to be presented separately from the line item that includes the service cost and outside of any subtotal of operating income and the line item must be appropriately described. If a separate line item is not used, the line item used in the income statement to present the other components of net benefit cost must be disclosed. The guidance is effective for fiscal years beginning after December 15, 2017, and interim periods within that annual period, with early adoption permitted. The amendment is to be applied retrospectively. The new guidance primarily impacts the income statement presentation of net periodic benefit cost and the Company does not believe adoption of this standard will have a material impact on its consolidated financial statements.

AVNET, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

In January 2017, the FASB issued Accounting Standards Update 2017-04, Intangibles-Goodwill and Other (Topic 350): Simplifying the Test for Goodwill Impairment (“ASU 2017-04”). The amendments in ASU 2017-04 simplify the subsequent measurement of goodwill by eliminating Step Two from the goodwill impairment test. Under the new guidance, an entity performs its annual, or interim, goodwill impairment test by comparing the fair value of a reporting unit with its carrying amount and recognizes an impairment charge for the amount by which the carrying amount exceeds the reporting unit’s fair value, not to exceed the carrying amount of goodwill allocated to the reporting unit. Additionally, an entity should consider income tax effects from any tax-deductible goodwill on the carrying amount of the reporting unit when measuring the goodwill impairment loss, if applicable. An entity will continue to have the option to perform a qualitative assessment to determine if a quantitative impairment test is necessary. The same one-step impairment test will be applied to goodwill at all reporting units, even those with zero or negative carrying amounts. Entities will be required to disclose the amount of goodwill at reporting units with zero or negative carrying amounts. ASU 2017-04 is effective for annual reporting periods, including interim periods within those periods, beginning after December 15, 2019, with early adoption permitted. The Company has early adopted this standard during the third quarter of fiscal 2017, which did not have a material impact on its consolidated financial statements.

In January 2017, the FASB issued Accounting Standards Update 2017-01, Clarifying the Definition of a Business (“ASU 2017-01”). This update clarifies the definition of a business with the objective of adding guidance to assist entities with evaluating whether transactions should be accounted for as acquisitions or disposals of assets or businesses. Under this ASU, when substantially all of the fair value of gross assets acquired or disposed of is concentrated in a single identifiable asset, or group of similar assets, the assets acquired would not represent a business. Also, to be considered a business, an acquisition would have to include an input and a substantive process that together significantly contribute to the ability to produce outputs. The new guidance also narrows the definition of the term outputs to be consistent with how it is described in Topic 606, Revenue from Contracts with Customers. ASU 2017-01 is effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2017, with early adoption permitted. A prospective approach should be applied to any transactions occurring within the period of adoption. The Company does not believe that ASU 2017-01 will have a material impact on its consolidated financial statements.

In October 2016, the FASB (“FASB”) issued Accounting Standards Update No. 2016-16, Income Taxes (Topic 740): Intra-Entity Transfers of Assets Other Than Inventory (“ASU 2016-16”). The update amends accounting guidance for intra-entity transfers of assets other than inventory to require the recognition of income tax consequences when the transfer occurs. The update is effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2017, with early adoption permitted. A modified retrospective approach should be applied. The Company is currently evaluating the impact of the adoption of ASU 2016-16 on its consolidated financial statements.

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

AVNET, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

In May 2014, the FASB issued Accounting Standards Update No. 2014-09, Revenue from Contracts with Customers (“ASU 2014-09”), as amended, to supersede nearly all-existing revenue recognition guidance under GAAP. The core principles of ASU 2014-09 are to recognize revenue when promised goods or services are transferred to customers in an amount that reflects the consideration that is expected to be received for those goods or services. Application of the guidance in ASU 2014-09 may require more judgment and estimates within the revenue recognition process compared to existing GAAP. In July 2015, the FASB approved a one-year delay in the effective date of ASU 2014-09, which makes the effective date for the Company the first quarter of fiscal 2019. The Company may adopt the requirements of ASU 2014-09 using either of two acceptable adoption methods: (i) retrospective adoption to each prior reporting period presented with the option to elect certain practical expedients as defined within ASU 2014-09; or (ii) adoption with the cumulative effect of initially applying ASU 2014-09 recognized at the date of initial application and providing certain additional disclosures as defined within ASU 2014-09. The Company is currently evaluating the impact of the future adoption of ASU 2014-09 on its consolidated financial statements, including the method of adoption to be used.

2. Acquisitions

Premier Farnell

On October 17, 2016, the Company completed its acquisition of Premier Farnell Plc (“PF”), a global distributor of electronic components and related products delivering engineering solutions to the electronic system design community utilizing multi-channel sales and marketing resources. Management believes that the combined business of Avnet’s continuing operations and PF will create a unique electronic components distribution value proposition, which will expand Avnet’s digital footprint worldwide and allow the Company to reach engineers and makers earlier in the design cycle.

The cash consideration paid for the acquisition was approximately $841 million, which consisted of £1.85 per share of PF common stock. Additionally, Avnet assumed $242.8 million of debt at fair value. The Company is integrating PF and the goodwill acquired into Avnet’s continuing operations.

In connection with the acquisition of PF, the Company incurred certain acquisition related costs during the first nine months of fiscal 2017, including approximately $19.0 million of acquisition related professional fees and closing costs included within restructuring, integration and other expenses, and approximately $45.0 million of expenses within other income (expense), net for acquisition financing related fees including foreign currency economic hedging costs and bridge financing commitment fees. PF contributed approximately $19.0 million of income from continuing operations in the first nine months of fiscal 2017 since the date of acquisition.

Preliminary allocation of purchase price

The Company has not yet completed its evaluation and determination of certain assets and liabilities acquired, primarily (i) the final valuation of customer, technology and tradename related amortizable intangible assets acquired, (ii) the final assessment and valuation of certain assets acquired and liabilities assumed, including working capital, accrued liabilities, other asset and liabilities and property, plant and equipment, and (iii) the final assessment and valuation of certain income tax accounts. During the third quarter of fiscal 2017, the Company updated its estimated acquisition method values for assets acquired and liabilities assumed, the most significant of which resulted in an increase in goodwill of $30.1 million, a decrease in property, plant and equipment of $39.0 million, a decrease in other long-term liabilities of $6.4 million, a net increase in intangible assets of $6.6 million, and an increase in accounts payable, accrued liabilities and other current liabilities of $4.3 million. The Company expects the final valuations and assessments will be completed by the end of fiscal 2017, which may result in adjustments to the preliminary values included in the following table:

AVNET, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

Preliminary Acquisition Method Values
(Thousands)
Cash	$46,354
Trade and other receivables, net	187,303
Inventories	334,681
Property, plant and equipment	56,265
Intangible assets	295,112
Total identifiable assets acquired	$919,715

Accounts payable, accrued liabilities and other current liabilities	$181,921
Short-term debt	242,814
Other long-term liabilities	150,508
Total identifiable liabilities acquired	$575,243
Net identifiable assets acquired	344,472
Goodwill	496,848
Net assets acquired	$841,320

Trade receivables of $160.4 million were recorded at preliminary estimated fair value amounts; however, preliminary adjustments to acquired amounts were not significant as book value approximated fair value due to the short-term nature of trade receivables.

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

	Third Quarters Ended		Nine Months Ended
	April 1,	April 2,	April 1,	April 2,
	2017	2016	2017	2016
	(Thousands, except per share data)
Pro forma sales (unaudited)	$4,441,896	$4,435,214	$13,211,911	$13,787,519
Pro forma net income (unaudited)	271,771	144,216	477,060	446,943

Pro forma results from continuing operations above exclude any benefits that may result from the acquisition due to synergies derived from sales opportunities, the elimination of any duplicative costs and from lower interest costs. Pro forma results exclude restructuring and acquisition/divestiture related expenses incurred by PF in their historical results of operations and include amortization expense associated with identifiable intangible assets related to the Company’s acquisition of PF. Pro forma results also exclude interest expense and other income (expense), net related to acquisition/divestiture costs as well as any discrete income tax related expenses. Since the date of acquisition through the first nine months of fiscal 2017, PF generated sales of $620.2 million.

AVNET, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

During November 2016, the Company acquired Hackster, Inc. (“Hackster”), a start-up online community of engineers, makers and hobbyists. The purchase price of Hackster was not material to the Company’s consolidated financial statements.

3. Discontinued operations and gain on sale

In February 2017, the Company completed the sale of its TS business to Tech Data Corporation (the “Buyer”), for approximately $2.86 billion in a combination of $2.61 billion in cash including estimated closing adjustments not yet realized and 2.8 million shares of the Buyer valued at $247.2 million at closing.  The TS business has been classified as a discontinued operation for all periods presented as the sale of the TS business represents a strategic shift to Avnet.

In connection with the closing of the TS sale, the Company recognized an estimated gain on sale of discontinued operations, net of tax of $217.1 million. The final gain on sale could vary materially from the Company’s best estimate as of the third quarter of fiscal 2017 as determination of the final gain amount requires agreement with the Buyer related to final net assets delivered and the geographical allocation of the sales price, which is expected to occur by the first half of fiscal 2018. Included within the gain on sale is $181.5 million of expense reclassified out of accumulated comprehensive income primarily related to TS business cumulative translation adjustments.

The Buyer shares received by the Company are recorded within “Marketable securities” on the Company’s Consolidated Balance Sheets. The Company has classified these shares as trading securities in accordance with ASC 320 due to management having the intent to trade the securities. During the three and nine months ended April 1, 2017, the Company recorded $14.3 million of unrealized gains on the shares due to changes in fair value between the closing date and April 1, 2017, which are recorded in “Other income (expense), net” on the Consolidated Statements of Operations using Level 1 quoted active market prices. The definitive sales agreement includes time based contractual restrictions from the closing date related to the Company’s sale of Buyer shares including a 6-month restriction for 50 percent of the shares and a 12-month restriction for the remaining 50 percent. Subsequent to the third quarter of fiscal 2017, the Company entered into economic hedges for the shares during the contractual restriction periods through the purchase of derivative financial instruments, which economically fixes the amount that will be realized upon the sale of the shares at approximately $247 million.

In connection with the sale of the TS business, the Company entered into a Transition Services Agreement (“TSA”), pursuant to which the Buyer will pay the Company to provide certain information technology, distribution, facilities, finance and human resources related services for various periods of time depending upon the services not to exceed approximately two years from the closing date. Expenses incurred by the Company to provide such services under the TSA are classified within selling, general and administrative expenses and amounts billed to the Buyer to provide such services are classified as a reduction of such expenses.

Financial results of the TS business through the closing date are presented as “Income from discontinued operations, net of tax” on the Consolidated Statements of Operations. The assets and liabilities of the TS business were presented as “Current assets held for sale”, “Non-current assets held for sale”, “Current liabilities held for sale” and “Non-current liabilities held for sale” on the July 2, 2016, Consolidated Balance Sheet.

Summarized results of the TS business discontinued operations for the third quarters and nine months ended April 1, 2017, and April 2, 2016, are as follows:

AVNET, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

	Third Quarters Ended		Nine Months Ended
	April 1,	April 2,	April 1,	April 2,
	2017	2016	2017	2016
	(Thousands)
Sales	$1,056,676	$2,092,755	$5,432,140	$7,220,839
Cost of sales	955,781	1,876,869	4,883,945	6,496,536
Gross profit	100,895	215,886	548,195	724,303
Selling, general and administrative expenses	105,622	176,974	430,003	534,443
Restructuring, integration and other (income) expenses	(260)	7,318	7,280	27,897
Operating income	(4,467)	31,594	110,912	161,963
Interest and other expense, net	(13,662)	(1,146)	(24,292)	(15,343)
(Loss) income from discontinued operations before income taxes	(18,129)	30,448	86,620	146,620
Income tax expense	17,108	14,781	49,949	55,752
(Loss) income from discontinued operations, net of taxes	(35,237)	$15,667	36,671	90,868
Gain on sale of discontinued operations, net of tax	217,088	—	217,088	—
Net income from discontinued operations, net of tax	$181,851	$15,667	$253,759	$90,868

Included within selling, general and administrative expenses of discontinued operations was $8.3 million and $10.7 million of corporate expenses specific to or benefiting the TS business for the third quarters ending April 1, 2017, and April 2, 2016, respectively, and $34.9 million and $38.1 million for the nine months ending April 1, 2017, and April 2, 2016, respectively. Corporate costs related to general overhead were not allocated to the TS business. Subsequent to the first quarter of fiscal 2017, depreciation and amortization of the TS business long-lived assets ceased due to the TS business being classified as held for sale.

Summarized assets and liabilities of the TS business, classified as held for sale as of July 2, 2016, are as follows:

July 2,
2016
(Thousands)
Receivables, less allowances of $39,356	$2,205,213
Inventories	296,310
Prepaid and other current assets	59,948
Total current assets	2,561,471
Property, plant and equipment, net	159,449
Goodwill	659,368
Intangible assets, net	55,826
Other assets	24,424
Total assets	$3,460,538

Accounts payable	$1,643,004
Accrued expenses and other	161,225
Total current liabilities	1,804,229
Other Long-term liabilities	43,769
Total liabilities	$1,847,998

AVNET, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

4. Goodwill and long-lived assets

Goodwill

The following table presents the change in goodwill since the end of fiscal 2016. All of the accumulated impairment was recognized in fiscal 2009.

Avnet
(Thousands)
Gross goodwill	$1,666,962
Accumulated impairment	(1,045,110)
Carrying value at July 2, 2016	621,852
Acquisitions	509,631
Adjustments	—
Foreign currency translation	9,495
Carrying value at April 1, 2017	$1,140,978
Gross goodwill	$2,186,088
Accumulated impairment	(1,045,110)
Carrying value at April 1, 2017	$1,140,978

Intangible Assets

The following table presents the Company’s acquired intangible assets at April 1, 2017, and July 2, 2016, respectively.

	April 1, 2017			July 2, 2016
	Acquired	Accumulated	Net Book	Acquired	Accumulated	Net Book
	Amount	Amortization	Value	Amount	Amortization	Value
	(Thousands)
Customer related	$267,326	$(61,858)	$205,468	$47,980	$(34,515)	$13,465
Trade name	45,005	(4,516)	40,489	3,746	(2,718)	1,028
Technology and other	48,058	(8,625)	39,433	12,356	(4,278)	8,078
	$360,389	$(74,999)	$285,390	$64,082	$(41,511)	$22,571

AVNET, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

Intangible asset amortization expense from continuing operations was $22.4 million and $1.9 million for the third quarters of fiscal 2017 and 2016, respectively, and $34.2 million and $5.9 million for the first nine months of fiscal 2017 and 2016, respectively. Intangible assets have a weighted average remaining useful life of approximately 4 years. The following table presents the estimated future amortization expense for the remainder of fiscal 2017, the next five fiscal years and thereafter (in thousands):

Fiscal Year
Remainder of fiscal 2017	20,089
2018	74,215
2019	72,865
2020	71,145
2021	33,685
2022	10,197
Thereafter	3,194
Total	$285,390

During the fourth quarter of fiscal 2017, the Company decided to implement a new global Enterprise Resource Planning (“ERP”).  As a result of this decision, the estimated useful life of its ERP system in the Americas, which had a carrying value of approximately $170 million as of April 1, 2017, has been reduced to its estimated remaining useful life of 24 months.

5. Debt

Short-term debt consists of the following (in thousands):

	April 1, 2017	July 2, 2016	April 1, 2017	July 2, 2016
	Interest Rate		Carrying Balance
Bank credit facilities and other	1.92%	4.62%	$32,574	$122,599
Accounts receivable securitization program	—	0.93%	—	730,000
Notes due September 2016	—	6.63%	—	300,000
Short-term debt			$32,574	$1,152,599

Bank credit facilities and other consists primarily of various committed and uncommitted lines of credit and other forms of bank debt with financial institutions utilized primarily to support the working capital requirements of the Company including its foreign operations.

In connection with the PF acquisition, discussed further in Note 2, the Company assumed debt including private placement notes, which the Company planned to repay in connection with the acquisition. In December 2016 and January 2017, the Company paid $78.6 million and $152.2 million, respectively, to redeem the assumed private placement notes. The repayments were made with the proceeds from the issuance of $300 million 3.75% Notes due December 2021 discussed further below.

AVNET, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

Long-term debt consists of the following (in thousands):

	April 1, 2017	July 2, 2016	April 1, 2017	July 2, 2016
	Interest Rate		Carrying Balance
Revolving credit facilities:
Accounts receivable securitization program	1.28%	—	$238,000	$—
Credit Facility	—%	1.72%	—	150,000
Notes due:
June 2020	5.88%	5.88%	300,000	300,000
December 2021	3.75%	—	300,000	—
December 2022	4.88%	4.88%	350,000	350,000
April 2026	4.63%	4.63%	550,000	550,000
Other long-term debt	1.36%	1.92%	602	1,551
Long-term debt before discount and debt issuance costs			1,738,602	1,351,551
Discount and debt issuance costs			(14,368)	(12,347)
Long-term debt			$1,724,234	$1,339,204

In December 2016, the Company issued $300.0 million of 3.75% Notes due December 2021 (the “3.75% Notes”). The Company received proceeds of $296.4 million from the offering, net of discounts and debt issuance costs. The 3.75% Notes rank equally in right of payment with all existing and future senior unsecured debt of Avnet and interest will be payable semi-annually each year on June 1 and December 1.

In February 2017,  in connection with the sale of the TS business, the Company amended and reduced the capacity of its accounts receivable securitization program (the “Program”) with a group of financial institutions to allow the Company to transfer, on an ongoing revolving basis, an undivided interest in a designated pool of trade accounts receivable, to provide security or collateral for borrowings up to a maximum of $400.0 million compared to $800.0 million before the amendment. The Program does not qualify for off balance sheet accounting treatment and any borrowings under the Program are recorded as debt in the consolidated balance sheets. Under the Program, the Company legally sells and isolates certain U.S. trade accounts receivable into a wholly owned and consolidated bankruptcy remote special purpose entity. Such receivables, which are recorded within “Receivables” in the consolidated balance sheets, totaled $0.82 billion and $1.46 billion at April 1, 2017, and July 2, 2016, respectively. The Program contains certain covenants relating to the quality of the receivables sold. The Program also requires the Company to maintain certain minimum interest coverage and leverage ratios, which the Company was in compliance with as of April 1, 2017, and July 2, 2016. The Program has a term that expires in August 2018 and as a result is considered long-term debt as of April 1, 2017. Interest on borrowings is calculated using a base rate or a commercial paper rate plus a spread of 0.40% with a facility fee of 0.40%.

The Company has a five-year $1.25 billion senior unsecured revolving credit facility (the “Credit Facility”) with a syndicate of banks, consisting of revolving credit facilities and the issuance of up to $150.0 million of letters of credit, which expires in July 2019. Subject to certain conditions, the Credit Facility may be increased up to $1.5 billion. Under the Credit Facility, the Company may select from various interest rate options, currencies and maturities. The Credit Facility contains certain covenants including various limitations on debt incurrence, share repurchases, dividends, investments and capital expenditures. The Credit Facility also includes financial covenants requiring the Company to maintain minimum interest coverage and leverage ratios, which the Company was in compliance with as of April 1, 2017, and July 2, 2016. As of April 1, 2017, and July 2, 2016, there were $3.1 million and $5.6 million, respectively, in letters of credit issued under the Credit Facility.

AVNET, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

In October 2016, certain foreign subsidiaries of the Company (the “Borrowers”) borrowed €479 million under a Senior Unsecured Term Loan Credit Agreement (the “Term Loan”) entered into with a group of banks. The Term Loan had a maturity date of October 17, 2019. The proceeds from borrowings under the Term Loan were used to finance a portion of the cash consideration and any fees and expenses related to the Company’s acquisition of PF discussed further in Note 2. In March 2017, the Company repaid in full all outstanding amounts due under the Term Loan with a portion of the proceeds from the sale of the TS Business.

As of April 1, 2017, the carrying value and fair value of the Company’s total debt was $1.76 billion and $1.81 billion, respectively. At July 2, 2016, the carrying value and fair value of the Company’s total debt was $2.49 billion and $2.59 billion, respectively. Fair value for the notes was estimated based upon quoted market prices and for other forms of debt fair value approximates carrying value due to the market based variable nature of the interest rates on those debt agreements.

6. Derivative financial instruments

Many of the Company’s subsidiaries purchase and sell products in currencies other than their functional currencies. This subjects the Company to the risks associated with fluctuations in foreign currency exchange rates. The Company reduces this risk by utilizing natural hedging (e.g., offsetting receivables and payables in the same foreign currency) as well as by creating offsetting positions through the use of derivative financial instruments, primarily forward foreign exchange contracts typically with maturities of less than sixty days (“economic hedges”). The Company continues to have exposure to foreign currency risks to the extent they are not economically hedged. The Company adjusts any economic hedges to fair value through the consolidated statements of operations primarily within “other income (expense), net.” The fair value of forward foreign exchange contracts, which are based upon Level 2 criteria under the ASC 820 fair value hierarchy, are classified in the captions “other current assets” or “accrued expenses and other,” as applicable, in the accompanying consolidated balance sheets as of April 1, 2017, and July 2, 2016. The Company’s master netting and other similar arrangements with various financial institutions related to derivative financial instruments allow for the right of offset. The Company’s policy is to present derivative financial instruments with the same counterparty as either a net asset or liability when the right of offset exists.

The Company generally does not hedge its investments in its foreign operations. The Company does not enter into derivative financial instruments for trading or speculative purposes and monitors the financial stability and credit standing of its counterparties.

The Company’s foreign currency exposure relates primarily to international transactions where the currency collected from customers can be different from the currency used to purchase from suppliers. The Company’s foreign operations transactions are denominated primarily in the following currencies: U.S. Dollar, Euro, British Pound, Canadian Dollar, Japanese Yen, Chinese Yuan, Taiwan Dollar and Mexican Peso. The Company also, to a lesser extent, has foreign operations transactions in other European and Asia/Pacific foreign currencies.

The fair values of derivative financial instruments in the Company’s consolidated balance sheets are as follows:

	April 1,	July 2,
	2017	2016
	(Thousands)
Forward foreign currency exchange contracts not receiving hedge accounting treatment recorded in:
Other current assets	$4,222	$9,681
Accrued expenses	3,036	6,369

AVNET, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

The amounts recorded to other income (expense), net related to derivative financial instruments for economic hedges are as follows:

	Third Quarters Ended		Nine Months Ended
	April 1,	April 2,	April 1,	April 2,
	2017	2016	2017	2016
	(Thousands)
Net derivative financial instrument gain (loss)	$26	$2,358	$(8,711)	$569

Additionally, during the first nine months of fiscal 2017, there is approximately $35.0 million, of derivative financial instrument losses in other income (expenses), net, that are associated with foreign currency derivative financial instruments purchased to economically hedge the British Pound purchase price of the PF acquisition as discussed in Note 2.

The Company’s outstanding economic hedges had average maturities of 59 days and 53 days as of April 1, 2017, and July 2, 2016, respectively.

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

The Company is also currently subject to various pending and potential legal matters and investigations relating to compliance with governmental laws and regulations, including import/export and environmental matters. For certain of these matters, it is not possible to determine the ultimate outcome, and the Company cannot reasonably estimate the maximum potential exposure or the range of possible loss for such matters due primarily to being in the early stages of the related proceedings and investigations. The Company currently believes that the resolution of such matters will not have a material adverse effect on the Company’s financial position or liquidity, but could possibly be material to its results of operations in any one reporting period.

As of April 1, 2017, the Company had aggregate estimated liabilities of $11.7 million, classified within accrued expenses and other for such compliance-related matters that were reasonably estimable as of such dates.

8. Income taxes

The Company’s effective tax rate on its income before income taxes from continuing operations was 15.3% in the third quarter of fiscal 2017 as compared with 17.1% in the third quarter of fiscal 2016. During the third quarter of fiscal 2017, the Company’s effective tax rate was favorably impacted primarily by (i) the mix of income in lower tax jurisdictions and (ii) the release of reserves and other discrete tax benefits. During the third quarter of fiscal 2016, the Company’s effective tax rate was favorably impacted primarily by (i) the mix of income in lower tax jurisdictions and (ii) the release of reserves related to the expiration of statutes of limitation.

For the first nine months of fiscal 2017 and 2016, the Company’s effective tax rate was 25.7% and 18.0%, respectively. The effective tax rate for the first nine months of fiscal 2017 was favorably impacted primarily by (i) the mix of income in lower tax jurisdictions, partially offset by (ii) net increases to valuation allowances against deferred tax assets that were deemed unrealizable and (iii) the impact of non-deductible acquisition related expenses. The effective tax rate for the first nine months of fiscal 2016 was favorably impacted primarily by (i) the mix of income in lower tax

AVNET, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

jurisdictions, (ii) the release of valuation allowances against deferred tax assets that were deemed to be realizable and (iii) the release of reserves related to audit settlements and the expiration of statutes of limitation.

9. Pension plan

The Company has a noncontributory defined benefit pension plan (the “Plan”) for which the components of net periodic pension costs were as follows (includes amounts related to discontinued operations):

	Third Quarters Ended		Nine Months Ended
	April 1,	April 2,	April 1,	April 2,
	2017	2016	2017	2016
	(Thousands)
Service cost	$7,406	$9,935	$22,217	$30,356
Interest cost	3,952	5,328	11,856	15,984
Expected return on plan assets	(10,840)	(10,071)	(32,520)	(30,213)
Amortization of prior service credits	3,610	3,183	10,830	9,549
Recognized net actuarial loss	(394)	(393)	(1,180)	(1,179)
Net periodic pension cost	$3,734	$7,982	$11,203	$24,497

The Company made contributions to the Plan of $30.0 million during the first nine months of fiscal 2017. The Company expects to make an additional contribution to the Plan of $3.8 million in the fourth quarter of fiscal 2017.

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

Amounts reclassified out of accumulated other comprehensive income (loss), net of tax, to operating expenses during the third quarters of fiscal 2017 and fiscal 2016 were not material and substantially all related to net periodic pension costs including recognition of actuarial losses and amortization of prior service credits.

In connection with the acquisition of PF discussed further in Note 2, the Company acquired closed defined benefit plans in both the U.S. and U.K. The pension expense recognized during the third quarter of fiscal 2017 for these frozen plans was not material.

10. Shareholders’ equity

Share repurchase program

In February 2017, the Company’s Board of Directors authorized a $500.0 million increase in the Company’s existing share repurchase program. During the third quarter and first nine months of fiscal 2017, the Company incurred commitments to repurchase 3.1 million shares under this program for a total cost of $140.1 million.

Common stock dividend

In February 2017, the Company’s Board of Directors approved a dividend of $0.18 per common share and dividend payments of $23.1 million were made in March 2017.

AVNET, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

11. Earnings per share

	Third Quarters Ended		Nine Months Ended
	April 1,	April 2,	April 1,	April 2,
	2017	2016	2017	2016
	(Thousands, except per share data)
Numerator:
Income from continuing operations	$89,920	$107,792	$190,073	$318,857
Income from discontinued operations	181,851	15,667	253,759	90,868
Net income	$271,771	$123,459	$443,832	$409,725
Denominator:
Weighted average common shares for basic earnings per share	128,487	129,811	127,973	131,834
Net effect of dilutive stock options, restricted stock units and performance share units	945	1,839	1,874	2,464
Weighted average common shares for diluted earnings per share	129,432	131,650	129,847	134,298
Basic earnings per share - continuing operations	$0.70	$0.83	$1.48	$2.42
Basic earnings per share - discontinued operations	1.42	0.12	1.98	0.69
Basic earnings per share	$2.12	$0.95	$3.46	$3.11
Diluted earnings per share - continuing operations	$0.69	$0.82	$1.46	$2.37
Diluted earnings per share - discontinued operations	1.41	0.12	1.95	0.68
Diluted earnings per share	$2.10	$0.94	$3.41	$3.05
Stock options excluded from earnings per share calculation due to anti-dilutive effect	92	422	98	378

See Note 3 for additional information on income from discontinued operations.

12. Additional cash flow information

Interest and income taxes paid were as follows:

	Nine Months Ended
	April 1,	April 2,
	2017	2016
	(Thousands)
Interest	$74,165	$80,313
Income taxes	$106,659	$85,323

.

Non-cash investing activities related to purchases of property, plant and equipment that have been accrued, but not paid for, were $16.8 million and $11.6 million as of April 1, 2017, and April 2, 2016, respectively. Additionally, the Company received 2.8 million shares of Buyer common stock from the sale of the TS business valued at $247.2 million at the time the sale was completed.

Non-cash financing activities of $15.7 million related to share repurchases that have been accrued, but not paid for as of April 1, 2017.

AVNET, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

Included in cash and cash equivalents from continuing operations as of April 1, 2017, and July 2, 2016, was $565.2 million and $8.7 million, respectively, of cash equivalents, which was primarily comprised of investment grade money market funds and overnight time deposits.

13. Segment information

Prior to the sale of the TS business, the Company’s reportable segments were the Electronics Marketing (“Avnet EM”) and Technology Solutions (“TS”) operating groups. As a result of the sale of the TS business, as of April 1, 2017, the Company has only one remaining segment, Avnet EM. Avnet EM, including the recently acquired PF, markets and sells semiconductors and interconnect, passive and electromechanical devices and integrated products to a diverse customer base serving many end-markets. During the last fiscal month of the third quarter of fiscal 2017, the Company completed the sale of the TS reportable segment. Additionally, Avnet’s continuing operations is undergoing organizational and executive leadership changes that were still ongoing at the end of the third quarter of fiscal 2017. After the Company completes its organizational and executive leadership structure, Avnet’s reportable segments from continuing operations may also change.

As a result, the Company has not changed its reportable segments from continuing operations or its historical measures of segment results and profitability as of April 1, 2017

	Third Quarters Ended		Nine Months Ended
	April 1,	April 2,	April 1,	April 2,
	2017	2016	2017	2016
	(Thousands)
Sales, by geographic area:
Americas (1)	$1,328,592	$1,227,243	$3,831,706	$3,696,291
EMEA (2)	1,615,903	1,330,751	4,261,891	3,809,970
Asia/Pacific (3)	1,497,401	1,523,967	4,739,962	5,265,367
Sales	$4,441,896	$4,081,961	$12,833,559	$12,771,628

(1)Includes sales from the United States of $1.23 billion and $1.15 billion for the third quarters ended April 1, 2017, and April 2, 2016, respectively. Includes sales from the United States of $3.56 billion and $3.46 billion for the first nine months of fiscal 2017 and 2016, respectively.

(2)Includes sales from Germany and the United Kingdom of $616.3 million and $179.1 million, respectively, for the third quarter ended April 1, 2017, and $1.66 billion and $415.0 million, respectively, for the first nine months of fiscal 2017. Includes sales from Germany and the United Kingdom of $539.6 million and $90.1 million, respectively, for the third quarter ended April 2, 2016, and $1.60 billion and $285.6 million, respectively, for the first nine months of fiscal 2016.

(3)Includes sales from China (including Hong Kong) and Taiwan of $562.9 million and $486.9 million, respectively, for the third quarter ended April 1, 2017, and $1.80 billion and $1.67 billion, respectively, for the first nine months of fiscal 2017. Includes sales from China (including Hong Kong) and Taiwan of $563.3 million and $586.6 million, respectively, for the third quarter ended April 2, 2016, and $1.84 billion and $2.27 billion, respectively, for the first nine months of fiscal 2016.

AVNET, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

	April 1,	July 2,
	2017	2016
	(Thousands)
Property, plant, and equipment, net, by geographic area:
Americas (1)	$314,818	$303,252
EMEA (2)	173,823	129,612
Asia/Pacific	37,384	20,345
Property, plant, and equipment, net	$526,025	$453,209

(1)Includes property, plant and equipment, net, of $336.5 million and $297.1 million as of April 1, 2017, and July 2, 2016, respectively, in the United States.

(2)Includes property, plant and equipment, net, of $78.2 million and $37.6 million in Germany and Belgium, respectively, as of April 1, 2017, and $72.5 million and $40.0 million in Germany and Belgium, respectively, as of July 2, 2016.

14. Restructuring expenses

Fiscal 2017

During fiscal 2017, the Company took certain restructuring actions in an effort to integrate acquisitions and reduce future operating expenses. Restructuring expenses are included as a component of restructuring, integration and other expenses in the consolidated statements of operations. The activity related to the restructuring liabilities from continuing operations established during fiscal 2017 is presented in the following table:

		Facility		Asset
	Severance	Exit Costs	Other	Impairments	Total
	(Thousands)
Fiscal 2017 restructuring expenses	$25,185	$312	$1,500	$3,478	$30,475
Cash payments	(10,585)	(124)	(1,500)	—	(12,209)
Non-cash amounts	—	—	—	(3,478)	(3,478)
Other, principally foreign currency translation	(36)	—	—	—	(36)
Balance at April 1, 2017	$14,564	$188	$—	$—	$14,752

Severance expense recorded in the first nine months of fiscal 2017 related to the reduction, or planned reduction, of over 150 employees, primarily in executive management, operations, sales and business support functions. Facility exit costs primarily consist of liabilities for remaining lease obligations for exited facilities. Asset impairments relate to the impairment (if any) of property, plant and equipment as a result of the underlying restructuring activities. Other restructuring costs (if any) related primarily to other miscellaneous restructuring and exit costs. The Company expects the majority of the remaining amounts to be paid by the end of fiscal 2017.

AVNET, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

Fiscal 2016 and prior

During fiscal 2016, the Company incurred restructuring expenses related to various restructuring actions intended to achieve planned synergies from acquired businesses and to reduce future operating expenses. The following table presents the activity during the first nine months of fiscal 2017 related to the remaining restructuring liabilities from continuing operations established during fiscal 2016:

		Facility
	Severance	Exit Costs	Other	Total
	(Thousands)
Balance at July 2, 2016	$9,854	$1,130	$3	$10,987
Cash payments	(5,511)	(276)	(3)	(5,790)
Changes in estimates, net	(1,031)	(270)	—	(1,301)
Non-cash amounts	—	—	—	—
Other, principally foreign currency translation	(89)	(14)	—	(103)
Balance at April 1, 2017	$3,223	$570	$—	$3,793

The Company expects the majority of the remaining amounts to be paid by the end of fiscal 2017.

As of July 2, 2016 and April 1, 2017, there were $4.5 million and $3.3 million, respectively of restructuring liabilities remaining related to restructuring actions from continuing operations taken in fiscal years 2015 and prior, the majority of which relates to facility exit costs, which are expected to be paid by the end of fiscal 2017.

Item 2.Management’s Discussion and Analysis of Financial Condition and Results of Operations

For a description of the Company’s critical accounting policies and an understanding of the significant factors that influenced the Company’s performance during the quarter ended April 1, 2017, this Management’s Discussion and Analysis of Financial Condition and Results of Operations (“MD&A”) should be read in conjunction with the consolidated financial statements, including the related notes, appearing in Item 1 of this Report, as well as the Company’s Annual Report on Form 10-K for the fiscal year ended July 2, 2016. The Company operates on a “52/53 week” fiscal year and fiscal 2017 contains 52 weeks compared to 53 weeks in fiscal 2016. As a result, the first nine months of fiscal 2017 contained 39 weeks and the first nine months of fiscal 2016 contained 40 weeks. This extra week impacts the year-over-year analysis for the first nine months of fiscal 2017 in this MD&A.

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

In addition to disclosing financial results that are determined in accordance with generally accepted accounting principles in the U.S. (“GAAP”), the Company also discloses certain non-GAAP financial information, including:

•

Sales adjusted for certain items that impact the year-over-year analysis, which includes the impact of certain acquisitions by adjusting Avnet’s prior periods to include the sales of acquired businesses, as if the acquisitions had occurred at the beginning of the earliest period presented. In addition, fiscal 2016 sales are adjusted for the estimated impact of the extra week of sales in the first nine months of fiscal 2016 as discussed above. Sales taking into account these adjustments are referred to as “organic sales.”

•

Operating income excluding (i) restructuring, integration and other expenses (see Restructuring, Integration and Other Expenses in this MD&A), and (ii) amortization of acquired intangible assets and other. Operating income excluding such amounts is referred to as “adjusted operating income.” Adjusted operating income excludes the TS operating group, which is reported within discontinued operations in fiscal 2017.

The reconciliation of operating income to adjusted operating income is presented in the following table:

	Third Quarters Ended		Nine Months Ended
	April 1,	April 2,	April 1,	April 2,
	2017	2016	2017	2016
	(Thousands)
Operating income	$114,283	$150,024	$368,027	$452,732
Restructuring, integration and other expenses	35,513	8,854	95,382	35,455
Amortization of acquired intangible assets and other	22,497	2,442	34,704	7,562
Adjusted operating income	$172,293	$161,320	$498,113	$495,749

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

OVERVIEW

Organization

Avnet, Inc., incorporated in New York in 1955, together with its consolidated subsidiaries (the “Company” or “Avnet”), is a global value-added distributor of electronic components and integrated products and solutions. Avnet creates a vital link in the technology supply chain that connects the world’s leading electronic component manufacturers with a global customer base of original equipment manufacturers, electronic manufacturing services providers and original design manufacturers. Avnet distributes electronic components, as received from its suppliers or through a customized solution, and offers assembly and other value-added products and services.

Avnet has operations in each of the three major economic regions of the world: the Americas; EMEA; and Asia/Pacific, consisting of Asia, Australia and New Zealand (“Asia”).

In September 2016, the Company entered into a definitive agreement to sell the Technology Solutions (“TS”) operating group as discussed further in Note 3, “Discontinued operations” to the Company’s consolidated financial statements included in this Quarterly Report on Form 10-Q. The Company completed the sale of TS on February 27, 2017. As a result, the discussion below on the Company’s results of operations, unless otherwise noted, excludes the results of TS.

On October 17, 2016, the Company completed its acquisition of Premier Farnell Plc (“PF”), a global distributor of electronic components and related products delivering engineering solutions to the electronic system design community utilizing multi-channel sales and marketing resources. Management believes that the combined business of Avnet and PF will create a unique electronic components distribution value proposition, which will expand Avnet’s digital footprint worldwide and allow the Company to reach engineers and makers earlier in the design cycle.

Results of Operations

Executive Summary

Sales for the third quarter of fiscal 2017 were $4.44 billion, as compared to the third quarter of fiscal 2016 sales of $4.08 billion. Organic sales increased 0.2% year over year and 1.8% in constant currency.

Gross profit margin of 14.2% increased 142 basis points compared to the third quarter of fiscal 2016.

Operating income margin was 2.6% in the third quarter of fiscal 2017 as compared with 3.7% in the third quarter of fiscal 2016. Adjusted operating income margin was 3.9% in the third quarter of fiscal 2017 as compared to 4.0% in the third quarter of fiscal 2016.

Sales

The following tables present the reconciliation of reported sales to organic sales for the third quarters and first nine months of fiscal 2017 and fiscal 2016.

	Third Quarter Ended			Nine Months Ended
	As			As
	Reported		Organic Sales	Reported		Organic Sales
	Fiscal 2017	Acquisitions (1)	Fiscal 2017	Fiscal 2017	Acquisitions (1)	Fiscal 2017
	(Dollars in thousands)
Avnet	$4,441,896	$—	$4,441,896	$12,833,559	$378,352	$13,211,911
Avnet by region
Americas	$1,328,592	$—	$1,328,592	$3,831,706	$154,426	$3,986,132
EMEA	1,615,903	—	1,615,903	4,261,891	178,879	4,440,770
Asia	1,497,401	—	1,497,401	4,739,962	45,047	4,785,009

(1)	Includes PF acquired on October 17, 2016, which has operations in each Avnet region.

	Third Quarter Ended			Nine Months Ended
	As			As	Acquisitions (1)
	Reported		Organic Sales	Reported	& Estimated Extra	Organic Sales
	Fiscal 2016	Acquisitions (1)	Fiscal 2016	Fiscal 2016	Week of Sales	Fiscal 2016
	(Dollars in thousands)
Avnet	$4,081,961	$353,252	$4,435,213	$12,771,628	$715,891	$13,487,519
Avnet by region
Americas	$1,227,243	$139,877	$1,367,120	$3,696,291	$340,201	$4,036,492
EMEA	1,330,751	174,329	1,505,080	3,809,969	396,227	4,206,196
Asia	1,523,967	39,046	1,563,013	5,265,368	(20,537)	5,244,831

(1)	Includes PF acquired on October 17, 2016, which has operations in each Avnet region.

Sales for the third quarter of fiscal 2017 were $4.44 billion, as compared to the third quarter of fiscal 2016 sales of $4.08 billion. The increase in sales was primarily due to the acquisition of PF partially offset by declines in the Asia region as discussed below. Organic sales increased 0.2% year over year and 1.8% in constant currency.

On a regional basis, organic sales decreased 2.8% in the Americas region. Organic sales in constant currency increased 12.3% in EMEA. Organic sales in constant currency decreased 4.1% in Asia primarily as a result of deselecting lower margin sales from high volume supply chain engagements year over year.

Sales for the first nine months of fiscal 2017 were $12.83 billion, an increase of 0.5% as compared to sales of $12.77 billion for the first nine months of fiscal 2016. The increase in sales was primarily related to the acquisition of PF, partially offset by deselecting lower margin sales from high volume supply chain engagements in Asia.

As a result of the loss of certain suppliers as well as changes to supplier programs that negatively impact gross profit, the Company may experience lower sales and gross profit in the future, if these losses and changes are not offset by sales growth from strategic initiatives designed to mitigate such impacts from suppliers.

Gross Profit and Gross Profit Margins

Gross profit for the third quarter of fiscal 2017 was $630.0 million, an increase of $109.0 million, or 20.9%, from the third quarter of fiscal 2016 gross profit of $520.9 million. Gross profit margin of 14.2% increased 142 basis points from the third quarter of fiscal 2016. The increase in gross profit margin was primarily due to the acquisition of PF and from the impact of deselecting lower margin high volume supply chain engagements in Asia, partially offset by declines in the western regions.

Gross profit and gross profit margins were $1.74 billion and 13.5%, respectively, for the first nine months of fiscal 2017 as compared with $1.58 billion and 12.4%, respectively, for the first nine months of fiscal 2016. The increase in gross profit margin was primarily due to the acquisition of PF and from the impact of deselecting lower margin high volume supply chain engagements in Asia, partially offset by declines in the western regions.

Selling, General and Administrative Expenses

Selling, general and administrative expenses (“SG&A expenses”) were $480.2 million in the third quarter of fiscal 2017, an increase of $118.1 million, or 32.6%, from the third quarter of fiscal 2016. The year-over-year increase in SG&A expenses was primarily due to the acquisition of PF and the related PF operating expenses, including $20.4 million of additional expense for the amortization of intangible assets.

Metrics that management monitors with respect to its operating expenses are SG&A expenses as a percentage of sales and as a percentage of gross profit. In the third quarter of fiscal 2017, SG&A expenses as a percentage of sales were 10.8% and as a percentage of gross profit were 76.2%, as compared with 8.9% and 69.5%, respectively, in the third quarter of fiscal 2016.

SG&A expenses for the first nine months of fiscal 2017 were $1.28 million, or 9.9% of sales, as compared with $1.09 million, or 8.6% of sales, in the first nine months of fiscal 2016. SG&A expenses were 73.3% of gross profit in the first nine months of 2017 as compared with 69.1% in the first nine months of fiscal 2016. The year-over-year increase in SG&A expenses was primarily due to the acquisition of PF and the related PF operating expenses, including $28.3 million of expense for the amortization of intangible assets.

During the fourth quarter of fiscal 2017, the Company decided to implement a  new global Enterprise Resource Planning (“ERP”) platform to meet the current, emerging and future needs of Avnet. As a result of this decision, the estimated useful life of the ERP system or platform in the Americas has been reduced to 24 months and the Company expects to recognize incremental costs, primarily related to accelerated depreciation expense over the next eight quarters of approximately $20.0 million per quarter.

Restructuring, Integration and Other Expenses

During the third quarter of fiscal 2017, the Company took certain actions in an effort to reduce future operating expenses including restructuring actions related to the acquisition of PF. In addition, the Company incurred integration, acquisition/divestiture and other costs. Integration costs are primarily related to professional fees for the integration of acquired businesses, the integration of certain regional and global businesses including Avnet after the TS divestiture,  and incremental costs incurred as part of the consolidation, relocation, and closure of warehouse and office facilities. Acquisition/divestiture costs consist primarily of professional fees and other costs incurred related to the acquisition, divestiture and closure of businesses including the acquisition of PF and the divestiture of TS. Other costs consist primarily of any ongoing facilities’ operating costs associated with the consolidation, relocation and closure of facilities once such facilities have been vacated or substantially vacated, and other miscellaneous costs that relate to restructuring, integration and other expenses.

The Company recorded restructuring, integration and other expenses of $35.5 million during the third quarter of fiscal 2017. The Company recorded $15.4 million of restructuring costs and expects to realize approximately $16.0 million in incremental annualized operating cost savings once such restructuring actions are completed. The Company also incurred integration costs of $17.0 million, acquisition/divestiture and other costs of $3.4 million, and a net reversal of $0.3 million for changes in estimates for costs associated with prior year restructuring actions.

During the first nine months of fiscal 2017, the Company incurred restructuring, integration and other expenses of $95.4 million, including restructuring costs of $30.5 million, integration costs of $28.4 million, acquisition/divestiture and other costs of $38.0 million and a net reversal for changes in estimates for costs associated with previous restructuring actions of $1.3 million. Comparatively, in the third quarter and first nine months of fiscal 2016, restructuring, integration and other expenses was $8.9 million and $35.5 million, respectively.

During the fourth quarter of fiscal 2017 and throughout fiscal 2018, the Company expects to incur restructuring and integration costs associated with business transformation and cost savings initiatives that are projected to result in annual cost savings of between $60 million and $80 million once completed. The Company expects to incur between $30 million to $50 million in restructuring and integration costs in order to achieve such annual cost savings.

See Note 14 “Restructuring” to the Company’s consolidated financial statements.

Operating Income

Operating income for the third quarter of fiscal 2017 was $114.3 million, a decrease of $35.7 million, or 23.8%, from the third quarter of fiscal 2016 operating income of $150.0 million. Adjusted operating income for the third quarter of fiscal 2017 was $172.3 million, an increase of $11.0 million, or 6.8%, from the third quarter of fiscal 2016 adjusted operating income of $161.3 million. Operating income margin was 2.6% in the third quarter of fiscal 2017 as compared with 3.7% in the third quarter of fiscal 2016. Adjusted operating income margin for the third quarter of fiscal 2017 was 3.9% compared to 4.0% in the third quarter of fiscal 2016.

Avnet EM operating income for the third quarter of fiscal 2017 was $197.1 million, an increase of $13.1 million, or 7.1%, from the third quarter of fiscal 2016 Avnet EM operating income of $184.1 million. Avnet EM operating income margin was 4.4% in the third quarter of fiscal 2017 as compared with 4.5% in the third quarter of fiscal 2016.

The Company’s operating income for the first nine months of fiscal 2017 was $368.0 million, or 2.9% of sales, as compared with $452.7 million, or 3.5% of sales for the first nine months of fiscal 2016. Adjusted operating income margin for the first nine months of fiscal 2017 was flat as compared to the first nine months of fiscal 2016.

Interest Expense and Other Income (Expense), Net

Interest expense in the third quarter of fiscal 2017 was $27.5 million, an increase of $6.1 million or 28.7%, as compared with interest expense of $21.4 million in the third quarter of fiscal 2016. Interest expense in the first nine months of fiscal 2017 was $81.5 million, an increase of $17.1 million or 26.6%, as compared with interest expense of $64.4 million in the first nine months of fiscal 2016. The increase in interest expense in the third quarter and first nine months of fiscal 2017 compared to the third quarter and first nine months of fiscal 2016 was primarily related to the impact of the interest expense associated with new debt including debt incurred to finance the acquisition of PF.

During the third quarter of fiscal 2017, the Company had $19.4 million of other income as compared with $1.5 million in the third quarter of fiscal 2016. During the first nine months of fiscal 2017, the Company incurred $30.8 million of other expense as compared with $0.3 million of other income in the first nine months of fiscal 2016. The increase in other income in the third quarter of fiscal 2017 is primarily due to the unrealized gain on marketable securities obtained through the sale of TS. The increase in other expense in the first nine months of fiscal 2017 is primarily attributable to the bridge financing and foreign currency hedging costs associated with the PF acquisition, partially offset by the unrealized gain on marketable securities obtained through the sale of TS.

Income Tax Expense

The Company’s effective tax rate on its income before income taxes from continuing operations was 15.3% in the third quarter of fiscal 2017 as compared with 17.1% in the third quarter of fiscal 2016. During the third quarter of fiscal 2017, the Company’s effective tax rate was favorably impacted primarily by (i) the mix of income in lower tax jurisdictions and (ii) the release of reserves and other discrete tax benefits of approximately $8 million. During the third quarter of fiscal 2016, the Company’s effective tax rate was favorably impacted primarily by (i) the mix of income in lower tax jurisdictions and (ii) the release of reserves related to the expiration of statutes of limitation.

For the first nine months of fiscal 2017 and 2016, the Company’s effective tax rate was 25.7% and 18.0%, respectively. The effective tax rate for the first nine months of fiscal 2017 was favorably impacted primarily by (i) the mix of income in lower tax jurisdictions, partially offset by (ii) net increases to valuation allowances against deferred tax assets that were deemed unrealizable and (iii) the impact of non-deductible acquisition related expenses. The effective tax rate for the first nine months of fiscal 2016 was favorably impacted primarily by (i) the mix of income in lower tax jurisdictions, (ii) the release of valuation allowances against deferred tax assets that were deemed to be realizable and (iii) the release of reserves related to the expiration of statutes of limitation.

See Note 8, “Income taxes” to the Company’s consolidated financial statements included in this Quarterly Report on Form 10-Q for additional information on the Company’s effective tax rate.

Income (loss) from Discontinued Operations

Income (loss) from discontinued operations decreased $50.9 million to a loss of $35.2 million in the third quarter of fiscal 2017 compared to income of $15.7 million in the third quarter of fiscal 2016. The third quarter of fiscal 2017 contained eight weeks as a result of the sale of TS being completed on February 27, 2017. Income from discontinued operations was $36.7 million in the first nine months of fiscal 2017 compared to $90.9 million in the first nine months of fiscal 2016.

During the third quarter of fiscal 2017, the Company completed its sale of the TS business and recognized an estimated gain on sale, net of taxes of $217.1 million.

See Note 3, “Discontinued operations” to the Company’s consolidated financial statements included in this Quarterly Report on Form 10-Q for additional information and detail on the financial results of discontinued operations.

Net Income

As a result of the factors described in the preceding sections of this MD&A, the Company’s net income for the third quarter of fiscal 2017 was $271.8 million, or $2.10 per share on a diluted basis, as compared with $123.5 million, or $0.94 per share on a diluted basis, in the third quarter of fiscal 2016.

As a result of the factors described in the preceding sections of this MD&A, the Company’s net income for the first nine months of fiscal 2017 was $443.8 million, or $3.41 per share on a diluted basis, as compared with $409.7 million, or $3.05 per share on a diluted basis, in the first nine months of fiscal 2016.

LIQUIDITY AND CAPITAL RESOURCES

Cash Flow

Cash Flow from Operating Activities

During the first nine months of fiscal 2017, the Company used  $184.6 million of cash from its operating activities compared to a cash generation of $297.1 million in the first nine months of fiscal 2016. These operating cash flows were comprised of: (i) cash flow generated from net income from continuing operations, adjusted for the impact of non-cash and other items, which includes depreciation and amortization expenses, deferred income taxes, stock-based compensation expense and other non-cash items (including provisions for doubtful accounts and periodic pension costs), (ii) cash flows used for, or generated from, working capital and other, excluding cash and cash equivalents, and (iii) operating cash flows used for, or generated from, the TS operating group including the gain on sale, which is classified as a discontinued operation. Cash used for working capital and other was $184.4 million during the first nine months of fiscal 2017, including an increase in accounts receivable of $335.6 million and a decrease in accrued expenses and other of $21.0 million, partially offset by a decrease in inventories of $86.1 million and an increase in accounts payable of $86.1 million. Comparatively, cash used for working capital and other was $273.8 million during the first nine months of fiscal 2016, including an increase in inventories of $351.7 million, decreases in accounts payable of $103.2 million and accrued expenses and other of $73.1 million, partially offset by a decrease in accounts receivable of $254.3 million.

Cash used for operating activities of discontinued operations was $325.1 million in the first nine months of fiscal 2017 compared to cash generated of $115.0 million in the first nine months of fiscal 2016.

Cash Flow from Financing Activities

During the first nine months of fiscal 2017, the Company received net proceeds of $296.4 million as a result of the issuance of $300.0 million of 3.75% Notes due December 2021. Additionally, the Company received net proceeds of $530.8 million under the Term Loan. During the first nine months of fiscal 2017, the Company repaid $530.8 million of notes and acquired debt, $512.0 million from borrowings under the Term Loan, $168.4 million from borrowings under bank and revolving debt and made net repayments of $492.0 million under the Company’s accounts receivable securitization program. During the first nine months of fiscal 2017, the Company paid dividends on common stock of $66.5 million and repurchased $124.6 million of common stock.

During the first nine months of fiscal 2016, the Company repaid upon maturity the $250 million of 6.00% Notes due September 2015. Additionally, the Company made net repayments of $400.0 million under the Company’s accounts receivable securitization program and received net proceeds of $412.3 million from borrowings of bank and revolving debt. During the first nine months of fiscal 2016, the Company paid dividends on common stock of $66.9 million and repurchased $334.2 million of common stock.

Cash Flow from Investing Activities

During the first nine months of fiscal 2017, the Company used $108.0 million for capital expenditures primarily related to information system development costs, computer hardware and software purchases and facilities costs compared to $106.8 million for capital expenditures in the first nine months of fiscal 2016. During the first nine months of fiscal 2017, the Company used $801.2 million of cash for acquisitions, which is net of the cash acquired. Additionally, with the sale of the TS, the Company received $2.24 billion of proceeds from the sale of TS, net of cash divested, which is reflected as an investing activity from discontinued operations.

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

Financing Transactions

See Note 5, “Debt” to the Company’s consolidated financial statements included in this Quarterly Report on Form 10-Q for additional information on financing transactions including the Credit Facility, the Program, the Term Loan and the outstanding debt securities as of April 1, 2017. The Company was in compliance with all covenants under the Credit Facility and the Program as of April 1, 2017.

The Company has various lines of credit and other forms of bank debt in the U.S. and various foreign locations to fund the short-term working capital, foreign exchange, overdraft and letter of credit needs of its wholly owned subsidiaries. Avnet generally guarantees its subsidiaries’ obligations under such debt facilities.

Liquidity

The Company held cash and cash equivalents of $1.13 billion as of April 1, 2017, of which $1.09 billion was held outside the United States. As of July 2, 2016, the Company held cash and cash equivalents of $1.03 billion, of which $972.7 million was held outside of the United States.

As of the end of the third quarter of fiscal 2017, the Company had a combined total borrowing capacity of $1.65 billion under the Credit Facility and the Program. There were no borrowings outstanding and $3.1 million in letters of credit issued under the Credit Facility and $238.0 million in borrowings outstanding under the Program, resulting in approximately $1.3 billion of total availability as of April 1, 2017. Availability under the Program is subject to the Company having sufficient eligible trade accounts receivable to support desired borrowings. During the third quarter and first nine months of fiscal 2017, the Company had an average daily balance outstanding of approximately $516.0 million and $596.5 million, respectively, under the Credit Facility and approximately $437.0 million and $592.0 million, respectively, under the Program. During the third quarter and first nine months of fiscal 2016, the Company had an average daily balance outstanding of approximately $446.8 million and $353.0 million, respectively, under the Credit Facility and approximately $751.2 million and $738.9 million, respectively, under the Program.

During periods of weakening demand in the electronic components industry, the Company typically generates cash from operating activities. Conversely, the Company is more likely to use operating cash flows for working capital requirements during periods of higher growth. The Company used $102.2 million in cash flows from operating activities over the trailing four fiscal quarters ended April 1, 2017.

Liquidity is subject to many factors, such as normal business operations as well as general economic, financial, competitive, legislative, and regulatory factors that are beyond the Company’s control. To the extent the cash balances held in foreign locations cannot be remitted back to the U.S. in a tax efficient manner, those cash balances are generally used for ongoing working capital, capital expenditure needs and to support acquisitions, and are currently expected to be permanently reinvested outside the United States. If these funds were needed for general corporate use in the United States, the Company would incur significant income taxes. In addition, local government regulations may restrict the Company’s ability to move funds among various locations under certain circumstances. Management does not believe such restrictions would limit the Company’s ability to pursue its intended business strategy. Management believes that Avnet’s available borrowing capacity, its current cash on hand including remaining proceeds and marketable securities from the sale of the TS business and the Company’s expected ability to generate operating cash flows in the future will be sufficient to meet its future liquidity needs. The Company also may issue debt or equity securities in the future and management believes the Company will have adequate access to the capital markets, if needed.

During the third quarter of fiscal 2017, the Company repaid $152.2 million of assumed debt relating to the acquisition of PF and approximately $1.6 billion of long-term debt with the proceeds from the sale of TS. The Company has made, and expects to continue to make, strategic investments through acquisition activity to the extent the investments strengthen Avnet’s competitive position and meet management’s return on capital thresholds. The Company also expects to make capital expenditures, including between $75 million and $125 million over the next two fiscal years to implement a global ERP system. Additionally, as the Company integrates the acquisition of PF and restructures to right size Avnet after the sale of TS and transform Avnet into an electronic components and integrated solutions focused business, the Company expects to use cash for restructuring, integration and other actions.

In addition to continuing to make investments in acquisitions, as of April 1, 2017, the Company may repurchase up to an aggregate of $534.8 million of shares of the Company’s common stock through a $1.75 billion share repurchase program approved by the Board of Directors. The Company may repurchase stock from time to time at the discretion of management, subject to strategic considerations, market conditions and other factors. The Company may terminate or limit the share repurchase program at any time without prior notice. The timing and actual number of shares repurchased will depend on a variety of factors such as share price, corporate and regulatory requirements, and prevailing market conditions. Additionally, the Company currently expects to pay quarterly cash dividends on shares of its common stock, subject to approval of the Board of Directors. During the third quarter of fiscal 2017, the Board of Directors approved a dividend of $0.18 per share, which resulted in $23.1 million of dividend payments during the quarter.

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

See Item 7A, Quantitative and Qualitative Disclosures About Market Risk, in the Company’s Annual Report on Form 10-K for the fiscal year ended July 2, 2016, for further discussion of market risks associated with foreign currency exchange rates and interest rates. Avnet’s exposure to such risks has not changed materially since July 2, 2016, as the Company continues to economically hedge the majority of its foreign currency exchange exposures. Thus, any increase or decrease in fair value of the Company’s forward foreign currency exchange contracts is generally offset by an opposite effect on the related hedged position. For interest rate risk, the Company continues to maintain a combination of fixed and variable rate debts to mitigate the exposure to fluctuation in market interest rates. The Company’s exposure to market price risk related to marketable securities is mitigated through the purchase of a derivative financial instrument that fixes the value of the marketable securities.

See Liquidity and Capital Resources — Financing Transactions appearing in Item 2 of this Form 10-Q for further discussion of the Company’s financing transactions and capital structure. As of April 1, 2017,  85% of the Company’s debt bears interest at a fixed rate and 15% of the Company’s debt bears interest at variable rates. Therefore, a hypothetical 1.0% (100 basis points) increase in interest rates would result in a $0.7 million decrease in income from continuing operations before income taxes in the Company’s consolidated statement of operations for the third quarter of fiscal 2017.

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

During the third quarter of fiscal 2017, there were no changes to the Company’s internal control over financial reporting (as defined in Rule 13a-15(f) of the Exchange Act) that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

The quarterly consolidated results of operations of the Company included in this report reflect as discontinued operations the results of operations of the Company’s TS operating group. The consolidated balance sheets contained in this report include assets of continuing operations as well as the assets of the TS operating group, and the Company’s consolidated statements of cash flows include the cash flows of both the continuing and discontinued operations of the Company for the periods presented. The Company’s historical annual consolidated financial statements currently do not reflect reporting of discontinued operations for the TS operating group. Accordingly, they are not comparable to the quarterly consolidated financial statements included in this report or any future consolidated financial results of the Company.

Any forward-looking statement speaks only as of the date on which that statement is made. Except as required by law, the Company assumes no obligation to update any forward-looking statement to reflect events or circumstances that occur after the date on which the statement is made.

The discussion of Avnet’s business and operations should be read together with the risk factors contained in Item 1A of its Annual Report on Form 10-K for the fiscal year ended July 2, 2016, which describe various risks and uncertainties to which the Company is or may become subject. These risks and uncertainties have the potential to affect Avnet’s business, financial condition, results of operations, cash flows, strategies or prospects in a material and adverse manner. As of April 1, 2017, there have been no material changes to the risk factors set forth in the Company’s Annual Report on Form 10-K for the fiscal year ended July 2, 2016 outside of the additional risk factor listed above.

In addition, this Quarterly Report contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Exchange Act with respect to the financial condition, results of operations and business of the Company. You can find many of these statements by looking for words like “believes,” “plans,” “expects,” “anticipates,” “should,” “will,” “may,” “estimates” or similar expressions in this Quarterly Report or in documents incorporated by reference in this Quarterly Report. These forward-looking statements are subject to numerous assumptions, risks and uncertainties. You should understand that the following important factors, in addition to those discussed elsewhere in this Quarterly Report and in the Company’s Annual Report, could affect the Company’s future results of operations, and could cause those results or other outcomes to differ materially from those expressed or implied in the forward-looking statements:

•	the effect of global economic conditions, including the current global economic uncertainty;

•	competitive pressures among distributors of electronic components and computer products;

•	an industry down-cycle in semiconductors;

•	relationships with key suppliers and allocations of products by suppliers;

•

risks relating to the Company’s international sales and operations, including risks relating to the ability to repatriate cash, foreign currency fluctuations, duties and taxes, and compliance with international and U.S. laws;

•	risks relating to acquisitions, divestitures and investments;

•	adverse effects on the Company’s supply chain, shipping costs, third-party service providers, customers and suppliers, including as a result of issues caused by natural and weather-related disasters;

•	risks related to cyber attacks and the Company’s information systems, including related to current or future implementations;

•	risks relating to attracting, retaining, training, motivating and developing key employees;

•

general economic and business conditions (domestic and foreign) affecting Avnet's financial performance and, indirectly, Avnet's credit ratings, debt covenant compliance, and liquidity and access to financing; and

•	legislative or regulatory changes affecting Avnet’s businesses.

Item 2.Unregistered Sales of Equity Securities and Use of Proceeds

The Company’s Board of Directors has approved the repurchase of up to $1.75 billion of the Company’s common stock under the Company’s share repurchase program. The following table includes the Company’s monthly purchases of the Company’s common stock during the third quarter of fiscal 2017, under the share repurchase program, which is part of a publicly announced plan.

			Total Number of	Approximate Dollar
	Total	Average	Shares Purchased	Value of Shares That
	Number	Price	as Part of Publicly	May Yet Be
	of Shares	Paid per	Announced Plans	Purchased under the
Period	Purchased	Share	or Programs	Plans or Programs
January	—	$—	—	$174,932,000
February	480,000	$46.41	480,000	$152,656,000
March	2,595,594	$45.41	2,595,594	$534,792,000

Item 6.Exhibits

Exhibit
Number	Exhibit
2.2

First Amendment to Interest Purchase Agreement, dated as of February 27, 2017, by and between Avnet, Inc. and Tech Data Corporation (incorporated herein by reference to the Company’s Current Report on Form 8-K dated March 3, 2017, Exhibit 2.2).

10.1

Third Amended and Restated Receivables Purchase Agreement, dated February 27, 2017, among Avnet, Inc., Avnet Receivables Corporation, the companies and financial institutions party thereto and JPMorgan Chase Bank, N.A., as agent (incorporated herein by reference to the Company’s Current Report on Form 8-K dated March 3, 2017, Exhibit 10.1).

10.2

Amended and Restated Receivables Sale Agreement, dated February 27, 2017, between Avnet, Inc. and Avnet Receivables Corporation (incorporated herein by reference to the Company’s Current Report on Form 8-K dated March 3, 2017, Exhibit 10.2).

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

Date: May 1, 2017