Form 10-K
period 2017-07-01
AVNET INC
filed 2017-08-17
CIK 8858

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-K

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended July 1, 2017

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☑ No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☑ No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer”, “smaller reporting company” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☑	Accelerated filer ☐	Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☐	Emerging growth company ☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑

The aggregate market value (approximate) of the registrant’s common equity held by non-affiliates based on the closing price of a share of the registrant’s common stock for New York Stock Exchange composite transactions on December 30, 2016 (the last business day of the registrant’s most recently completed second fiscal quarter) was $6,069,247,576.

As of July 28, 2017, the total number of shares outstanding of the registrant’s Common Stock was 123,063,587 shares, net of treasury shares.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the registrant’s definitive proxy statement (to be filed pursuant to Reg. 14A) relating to the Annual Meeting of Shareholders anticipated to be held on November 9, 2017,  are incorporated herein by reference in Part III of this Report.

PART I

Item 1. Business

Avnet, Inc., founded in 1921 and incorporated in New York in 1955, together with its consolidated subsidiaries (the “Company” or “Avnet”), is a global value-added distributor of electronic components. Avnet creates a vital link in the technology supply chain that connects the world’s leading electronic component manufacturers with a global customer base primarily comprised of original equipment manufacturers (“OEMs”), electronic manufacturing services (“EMS”) providers and original design manufacturers (“ODMs”). Avnet distributes electronic components, as received from its suppliers or through a customized integrated solution, and offers assembly and other value-added services.

Avnet supports customers of all types and sizes at each stage of the product lifecycle with a comprehensive portfolio of design and supply chain services. With deep expertise in design and engineering, broad line distribution, integration and services, Avnet is uniquely positioned to meet critical time-to-market needs for customers globally.

Organizational Structure

At the end of fiscal 2017, Avnet had two primary operating groups — Electronic Components (“EC”) and Premier Farnell (“PF”). Both operating groups have operations in each of the three major economic regions of the world: the Americas; Europe, the Middle East and Africa (“EMEA”); and Asia/Pacific, consisting of Asia, Australia and New Zealand (“Asia”). Each operating group has its own management team that includes senior executives and leadership both at the global and regional levels, who manage various functions within such businesses. Each operating group also has distinct financial reporting that is evaluated at the executive level on which operating decisions and strategic planning and resource allocation for the Company as a whole are made. Divisions (“business units”) exist within each operating group that serve primarily as sales and marketing units to further streamline the sales efforts within each operating group and enhance each operating group’s ability to work with its customers and suppliers, generally along more specific product lines or geographies. However, each business unit relies heavily on the support services provided by the operating groups as well as centralized support at the corporate level.

A description of each operating group is presented below. Further financial information by operating group is provided in Note 17 “Segment information” to the consolidated financial statements appearing in Item 15 of this Annual Report on Form 10-K.

Avnet’s foreign operations are subject to a variety of risks. These risks are discussed further under Risk Factors in Item 1A and under Quantitative and Qualitative Disclosures About Market Risk in Item 7A of this Report. Additionally, the specific translation impacts of foreign currency fluctuations, most notably the Euro and the British Pound, on the Company’s consolidated financial statements are further discussed in Management’s Discussion and Analysis of Financial Condition and Results of Operations in Item 7 of this Report.

Electronic Components

EC markets and sells semiconductors, electronic components, including interconnect, passive and electromechanical (“IP&E”) devices, and other integrated components from the world’s leading electronic component manufacturers. With a global reach that extends to more than 100 countries, EC’s products and services cater to a diverse customer base serving many end-markets including automotive, communications, computer hardware and peripherals, industrial and manufacturing, medical equipment, and defense and aerospace. EC also offers an array of customer support that helps customers evaluate, design-in, and procure electronic components throughout the lifecycle of their technology products and systems.

Integrated Solutions

EC provides integrated solutions including technical design, integration and assembly of embedded products, systems and solutions primarily for industrial applications. EC also provides integrated solutions for intelligent embedded and innovative display solutions, including touch and passive displays. In addition, EC develops and manufactures standard board and industrial subsystems and application-specific devices that enable it to produce specialized systems tailored to specific customer requirements. EC serves OEMs that require embedded systems and solutions, including engineering, product prototyping, integration and other value-added services in the medical, telecommunications, industrial and digital editing markets.

Design Chain Solutions

EC offers design chain support that provides engineers with a host of technical design solutions, which help make it economically viable for EC’s suppliers to reach a customer segment that seeks complex products and technologies. With access to a suite of design tools and engineering support from any point in the design cycle, customers can get product specifications along with evaluation kits and reference designs that enable a broad range of applications from concept through detailed design including new product introduction. EC also offers engineering and technical resources deployed globally to support product design, bill of materials development, and technical education and training. By utilizing EC’s design chain support, customers can optimize their component selection and accelerate their time to market. EC’s extensive product line card provides customers access to a diverse range of products from a complete spectrum of electronic component manufacturers.

Supply Chain Solutions

EC’s supply chain solutions provides support and logistical services to OEMs, EMS providers and electronic component manufacturers, enabling them to optimize supply chains on a local, regional or global basis. By combining internal competencies in global warehousing and logistics, finance, information technology and asset management with its global footprint and extensive partner relationships, EC’s supply chain solutions provide for a deeper level of engagement with its customers. These customers can manage their supply chains to meet the demands of a competitive global environment without a commensurate investment in physical assets, systems and personnel. With supply chain planning tools and a variety of inventory management solutions, EC provides solutions that meet a customer’s just-in-time requirements and minimize risk in a variety of scenarios including lean manufacturing, demand flow and outsourcing.

Premier Farnell

PF globally distributes a comprehensive portfolio of electronic components, typically in small order quantities, primarily to support design engineers, maintenance and test engineers, makers and entrepreneurs as they develop technology products. PF brings together the latest products, services and development software, all connected to an industry-leading online engineering community, element14, comprised of more than 500,000 active user members. Through the PF community, purchasers and engineers can access peers and experts, a wide range of independent technical information and proprietary tools.

Acquisitions

Avnet has historically pursued business acquisitions to further its strategic objectives and support key business initiatives, completing 100 acquisitions since 1991. This acquisition program was a significant factor in Avnet becoming one of the largest value-added distributors of electronic components including integrated products and solutions. In fiscal 2017, this trend continued with the acquisitions of Premier Farnell, a global distributor of electronic components that utilizes a digital platform to provide innovators and engineers with the latest products, services and development software, and Hackster.io, an online community that helps users learn how to design, create and program internet-connected hardware. Avnet expects to continue to pursue strategic acquisitions to expand its market presence, increase its scale and scope, and extend its product and service offerings throughout all stages of the technology product lifecycle.

See Item 7, Management’s Discussion and Analysis of Financial Condition and Results of Operations in Part II of this Annual Report on Form 10-K for additional information on acquisitions completed during fiscal 2017.

Discontinued Operations

During fiscal 2017, the Company sold the Technology Solutions operating group (the “TS Business”) or “TS”, which was historically a reportable operating segment. With the sale of the TS Business, the Company is focused on providing design and supply chain solutions specific to the electronic components industry.

See Note 3 to the Company’s consolidated financial statements included in Item 15 of this Annual Report on Form 10-K for further discussion on the sale of the TS Business.

Major Products

One of Avnet’s competitive strengths is the breadth and quality of the suppliers whose products it distributes. Texas Instruments products accounted for approximately 11% of the Company’s consolidated sales from continuing operations during fiscal 2017, 2016 and 2015, and was the only supplier from which sales of its products, software and services exceeded 10% of consolidated sales. Listed in the table below are the major product categories and the Company’s approximate sales of each during the past three fiscal years. Fiscal 2016 contained 53 weeks compared to 52 weeks in the other fiscal years presented.

	Years Ended
	July 1,	July 2,	June 27,
	2017	2016	2015
	(Millions)
Semiconductors	$13,537.9	$13,978.0	$14,886.3
Interconnect, passive & electromechanical (IP&E)	3,397.9	2,539.9	2,594.7
Other	504.2	222.7	174.3
Sales	$17,440.0	$16,740.6	$17,655.3

Competition & Markets

The electronic components industry continues to be extremely competitive. The Company’s major competitors include: Arrow Electronics, Inc., Future Electronics, World Peace Group, Mouser Electronics and Digi-Key Electronics. There are also certain smaller, specialized competitors who generally focus on narrower regions, markets, products or particular sectors. In addition, the Company may compete with its own suppliers that maintain a direct salesforce and with contract manufacturers and EMS providers that purchase directly from suppliers. As a result of these factors, Avnet must remain competitive in its pricing of products and services.

A key competitive factor in the electronic component distribution industry is the need to carry a sufficient amount of inventory to meet customers’ rapid delivery requirements. To minimize its exposure related to inventory on hand, the majority of the Company’s products are purchased pursuant to non-exclusive distributor agreements, which typically provide certain protections for product obsolescence and price erosion. These agreements are generally cancelable upon 30 to 180 days’ notice and, in most cases, provide for or require inventory return privileges upon cancellation. In fiscal 2017, certain suppliers terminated their distribution agreements with the Company, which did not result in any significant inventory write-downs as a result of such terminations. In addition, the Company enhances its competitive position by offering a variety of value-added services, which entail the performance of services and/or customer support tailored to individual customer specifications and business needs, such as point of use replenishment, testing, assembly, supply chain management and materials management.

A competitive advantage is the breadth of the Company’s supplier product line card. Because of the number of Avnet’s suppliers, many customers can simplify their procurement process and make all of their required purchases from Avnet, rather than purchasing from several different distributors or other vendors.

Seasonality

Historically, Avnet’s business and continuing operations has not been materially impacted by seasonality, with the exception of a relatively minor impact on consolidated results from shifts in regional sales trends from Asia in the first half of a fiscal year to the western regions of the Americas and EMEA in the second half of a fiscal year.

Number of Employees

At July 1, 2017, Avnet had approximately 15,700 employees compared to 17,700 employees at July 2, 2016, and 18,800 at June 27, 2015.

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

Avnet Website

In addition to the information about Avnet contained in this Report, extensive information about the Company can be found at http://www.avnet.com, including information about its management team, products and services and corporate governance practices.

The corporate governance information on the Avnet website includes the Company’s Corporate Governance Guidelines, the Code of Conduct and the charters for each of the committees of Avnet’s Board of Directors. In addition, amendments to the Code of Conduct, committee charters and waivers granted to directors and executive officers under the Code of Conduct, if any, will be posted in this area of the website. These documents can be accessed at http://www.avnet.com under the “Company — Investor Relations — Documents & Charters” caption. Printed versions of the Corporate Governance Guidelines, Code of Conduct and charters of the Board committees can be obtained, free of charge, by writing to the Company at the address listed above in “Available Information.”

In addition, the Company’s Annual Report on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K and amendments to those reports, if any, filed or furnished pursuant to Section 13(a) or 15(d) of Securities Exchange Act of 1934, as well as Section 16 filings made by any of the Company’s executive officers or directors with respect to Avnet common stock, are available on the Company’s website (http://www.avnet.com under the “Company — Investor Relations — SEC Filings” caption) as soon as reasonably practicable after the report is electronically filed with, or furnished to, the Securities and Exchange Commission.

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

Changes in customer needs and consumption models may cause a decline in the Company’s billings, which would have a negative impact on the Company’s financial results. While the Company attempts to identify changes in market conditions as soon as possible, the dynamics of these industries make prediction of and timely reaction to such changes difficult. Future downturns in the semiconductor and embedded solutions industries could adversely affect the Company’s operating results and negatively impact the Company’s ability to maintain its current profitability levels. In addition, the semiconductor industry has historically experienced periodic fluctuations in product supply and demand, often associated with changes in economic conditions, technology and manufacturing capacity. During fiscal years 2017, 2016, and 2015, sales of semiconductors represented approximately 78%, 83%, and 84% of the Company's consolidated sales, respectively, and the Company’s sales, closely follow the strength or weakness of the semiconductor industry.

Due to the Company’s increased online sales, system interruptions and delays that make its websites and services unavailable or slow to respond may reduce the attractiveness of its products and services to its customers. If the Company is unable to continually improve the efficiency of its systems, it could cause systems interruptions or delays and adversely affect the Company’s operating results.

Failure to maintain or add relationships with key suppliers could adversely affect the Company’s sales.

One of the Company’s competitive strengths is the breadth and quality of the suppliers whose products the Company distributes. However, billings of products and services from one of the Company’s suppliers, Texas Instruments (“TI”), accounted for approximately 11% of the Company’s consolidated billings in fiscal 2017. Management expects TI’s products and services to continue to account for roughly a similar percentage of the Company’s consolidated billings in fiscal 2018. The Company’s contracts with its suppliers vary in duration and are generally terminable by either party at will upon notice. To the extent any primary suppliers terminate or significantly reduce their volume of business with the Company in the future, because of a product shortage, an unwillingness to do business with Avnet, changes in strategy or otherwise, the Company’s business and relationships with its customers could be negatively affected because its customers depend on the Company’s distribution of technology hardware and software from the industry’s leading suppliers. In addition, suppliers’ strategy shifts or performance issues may negatively affect the Company’s financial results. The competitive landscape has also experienced a consolidation among suppliers, which could negatively impact the Company’s profitability and customer base. Further, to the extent that any of the Company’s key suppliers modify the terms of their contracts including, without limitation, the terms regarding price protection, rights of return, rebates or other terms that protect or enhance the Company’s gross margins, it could negatively affect the Company’s results of operations, financial condition or liquidity.

The Company’s non-U.S. locations represent a significant portion of its sales and, consequently, the Company is exposed to risks associated with operating internationally that could adversely affect the Company’s operating results.

During fiscal 2017, 2016 and 2015 approximately 72%, 73% and 73%, respectively, of the Company’s sales came from its operations outside the United States. As a result of the Company’s international operations, in particular those in emerging and developing economies, the Company’s operations are subject to a variety of risks that are specific to international operations, including, but not limited to, the following:

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

•	complex and changing tax laws and regulations;
•	regulatory requirements and prohibitions that differ between jurisdictions;
•	economic and political instability (including the uncertainty caused by the United Kingdom’s exit from the European Union), terrorism and potential military conflicts or civilian unrest;
•	fluctuations in freight costs, limitations on shipping and receiving capacity, and other disruptions in the transportation and shipping infrastructure;
•	natural disasters and health concerns;
•	differing environmental regulations and employment practices and labor issues; and
•	the risk of non-compliance with local laws.

In addition to the cost of compliance, the potential criminal penalties for violations of import or export regulations and anti-corruption laws by the Company or its third-party agents create heightened risks for the Company’s international operations. In the event that a governing regulatory body determines that the Company has violated applicable import or export regulations or anti-corruption laws, the Company could be fined significant sums, incur sizable legal defense costs and/or its import or export capabilities could be restricted, which could have a material and adverse effect on the Company’s business. Additionally, allegations that the Company has violated a governmental regulation may negatively impact the Company’s reputation, which may result in customers or suppliers being unwilling to do business with the

Company. While the Company has adopted measures and controls designed to ensure compliance with these laws, the Company cannot be assured that such measures will be adequate or that its business will not be materially and adversely impacted in the event of an alleged violation.

The Company transacts sales, pays expenses, owns assets and incurs liabilities in countries using currencies other than the U.S. Dollar. Because the Company’s consolidated financial statements are presented in U.S. Dollars, the Company must translate sales, income and expenses, as well as assets and liabilities, into U.S. Dollars at exchange rates in effect during each reporting period. Therefore, increases or decreases in the exchanges rates between the U.S. Dollar and other currencies affect the Company’s reported amounts of sales, operating income, assets and liabilities denominated in foreign currencies. In addition, unexpected and dramatic changes in foreign currency exchange rates may negatively affect the Company’s earnings from those markets. While the Company may use derivative financial instruments to further reduce its net exposure to foreign currency exchange rate fluctuations, there can be no assurance that fluctuations in foreign currency exchange rates will not materially affect the Company’s financial results. Further, foreign currency instability and disruptions in the credit and capital markets may increase credit risks for some of the Company’s customers and may impair its customers’ ability to repay existing obligations.

If the Company’s internal information systems fail to function properly, or if the Company is unsuccessful in the implementation, integration or upgrade of information systems, its business operations could suffer.

The Company is dependent on its information systems to facilitate the day-to-day operations of the business and to produce timely, accurate and reliable information on financial and operational results. Currently, the Company’s global operations are tracked with multiple information systems. The Company is in the process of implementing a new global enterprise resource planning (“ERP”) platform to meet the current, emerging and future needs of Avnet. This global ERP implementation is extremely complex, in part, because of a wide range of processes, the multiple legacy systems used and the Company’s business operations. There is no guarantee that the Company will be successful in implementing this ERP and other information systems or that there will not be implementation or integration difficulties that will adversely affect the Company’s ability to complete business transactions and ensure accurate recording and reporting of financial data. In addition, the Company may be unable to achieve the expected efficiencies and cost savings as a result of the ERP implementation projects, thus negatively impacting the Company’s financial results. A failure of any of these information systems in a way described above or material difficulties in upgrading these information systems could have an adverse effect on the Company’s business, internal controls and reporting obligations under federal securities laws.

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

The electronic components and integrated products industries are subject to rapid technological change, new and enhanced products, changes in customer needs and changes in industry standards and regulatory requirements, which can contribute to a decline in value or obsolescence of inventory. Regardless of the general economic environment, it is possible that prices will decline due to a decrease in demand or an oversupply of products and, as a result of the price declines, there may be greater risk of declines in inventory value. Although it is the policy of many of the Company’s suppliers to offer certain protections from the loss in value of inventory (such as price protection and limited rights of return), the Company cannot be assured that such policies will fully compensate for the loss in value, or that the suppliers will choose to, or be able to, honor such agreements, some of which are not documented and, therefore, subject to the discretion of the supplier. In addition, the majority of the Company’s sales are made pursuant to individual purchase orders, rather than through long-term sales contracts. Where there is a contract, such contract is generally terminable at will upon notice. The Company cannot be assured that unforeseen new product developments, declines in the value of the Company’s inventory or unforeseen order cancellations by its customers will not adversely affect the Company’s business, results of operations, financial condition or liquidity.

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

The Company may not have adequate or cost-effective liquidity or capital resources which could adversely affect the Company’s operations.

The Company’s ability to satisfy its cash needs and implement its capital allocation strategy depends on its ability to generate cash from operations and to access the financial markets, both of which are subject to general economic, financial, competitive, legislative, regulatory and other factors that are beyond the Company’s control.

The Company may need to satisfy its cash needs through external financing. However, external financing may not be available on acceptable terms or at all. As of July 1, 2017, Avnet had total debt outstanding of approximately $1.78 billion under various notes, secured borrowings and committed and uncommitted lines of credit with financial institutions. The Company needs cash to make interest payments on, and to repay, this indebtedness and for general corporate purposes, such as funding its ongoing working capital and capital expenditure needs. Under the terms of any external financing, the Company may incur higher than expected financing expenses and become subject to additional restrictions and covenants. Any material increase in the Company’s financing costs could have an adverse effect on its profitability.

Under certain of its credit facilities, the Company is required to maintain certain specified financial ratios and pass certain financial tests. If the Company fails to meet these financial ratios and/or pass these tests, it may be unable to continue to utilize these facilities. If the Company is unable to utilize these facilities, it may not have sufficient cash available to make interest payments, to repay indebtedness or for general corporate needs. General economic or business conditions, domestic and foreign, may be less favorable than management expects and could adversely impact the Company’s sales or its ability to collect receivables from its customers, which may impact access to the Company’s accounts receivable securitization program.

In order to be successful, the Company must attract, retain, train, motivate and develop key employees, and failure to do so could adversely impact the Company’s results and strategic initiatives.

Identifying, developing internally or hiring externally, training and retaining qualified employees are critical to the Company’s future, and competition for experienced employees in the Company’s industry can be intense. Changing demographics and labor work force trends may result in a loss of knowledge and skills as experienced workers leave the Company. In addition, as global opportunities and industry demand shifts, and as the Company expands its offerings, realignment, training and hiring of skilled personnel may not be sufficiently rapid. From time to time the Company has effected restructurings, which eliminate a number of positions. Even if such personnel are not directly affected by the restructuring effort, such terminations can have a negative impact on morale and the Company’s ability to attract and hire new qualified personnel in the future. If the Company loses existing qualified personnel or is unable to hire new qualified personnel, as needed, the Company’s business, financial condition and results of operations could be seriously harmed.

The agreements governing some of the Company’s financings contain various covenants and restrictions that limit management’s discretion in operating the business and could prevent management from engaging in some activities that may be beneficial to the Company’s business.

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

The Company may become involved in intellectual property disputes that could cause it to incur substantial costs, divert management’s efforts or require it to pay substantial damages or licensing fees.

From time to time, the Company receives notifications alleging infringements of intellectual property rights allegedly held by others relating to the Company’s business or the products or services it sells. Litigation with respect to patents or other intellectual property matters could result in substantial costs and diversion of management’s efforts and other resources and could have an adverse effect on the Company’s operations. Further, the Company may be obligated to indemnify and defend its customers if the products or services the Company sells are alleged to infringe any third party’s intellectual property rights. While the Company may be able to seek indemnification from its suppliers for itself and its customers against such claims, there is no assurance that it will be successful in realizing such indemnification or that the Company will be fully protected against such claims. In addition, the Company is exposed to potential liability for technology that it develops for which it has no indemnification protections. If an infringement claim against the

Company is successful, the Company may be required to pay damages or seek royalty or license arrangements, which may not be available on commercially reasonable terms. The Company may have to stop selling certain products or services, which could affect its ability to compete effectively.

Changes in tax rules and regulations, changes in interpretation of tax rules and regulations, changes in business performance or unfavorable assessments from tax audits could adversely affect the Company’s effective tax rates, deferred taxes, financial condition and results of operations.

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

The Company’s future income tax expense could also be favorably or adversely affected by changes in the mix of earnings in countries with differing statutory tax rates, changes in the valuation of deferred tax assets and liabilities and changes to its operating structure.

If the Company fails to maintain effective internal controls, it may not be able to report its financial results accurately or timely, or prevent or detect fraud, which could have an adverse effect on the Company’s business or the market price of the Company’s securities.

Effective internal controls over financial reporting are necessary for the Company to provide reliable financial reports and to effectively prevent or detect fraud. If the Company cannot provide reliable financial reports and effectively prevent or detect fraud, its brand and operating results could be harmed. Internal controls over financial reporting may not prevent or detect misstatements because such controls are inherently limited; such limitations include the possibility of human error, the circumvention or overriding of controls, or fraud. Therefore, even effective internal controls cannot provide absolute assurance with respect to the preparation and fair presentation of financial statements. In addition, if not properly maintained and updated, internal controls over financial reporting may become inadequate. If the Company fails to maintain the adequacy of its internal controls, including any failure to implement required new or improved internal controls, or if the Company experiences difficulties in their implementation, the Company’s business and operating results could be harmed. Additionally, the Company may be subject to sanctions or investigations by regulatory authorities, and the Company could fail to meet its reporting obligations, all of which could have an adverse effect on its business or the market price of the Company’s securities.

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

Item 1B. Unresolved Staff Comments

Not applicable.

Item 2. Properties

The Company owns and leases approximately 2.5 million and 4.4 million square feet of space, respectively, of which approximately 30% is located in the United States. The following table summarizes certain of the Company’s key facilities:

	Approximate	Leased
	Square	or
Location	Footage	Owned	Primary Use
Poing, Germany	570,000	Owned	EC warehousing, value-added operations and offices
Chandler, Arizona	400,000	Owned	EC warehousing and value-added operations
Tongeren, Belgium	390,000	Owned	EC warehousing and value-added operations
Leeds, United Kingdom	280,000	Owned	PF warehousing, sales and marketing
Chandler, Arizona	230,000	Leased	EC warehousing, integration and value-added operations
Gaffney, South Carolina	220,000	Owned	PF warehousing
Hong Kong, China	180,000	Leased	EC warehousing and value-added operations
Phoenix, Arizona	180,000	Leased	Corporate and EC Americas headquarters
Liege, Belgium	140,000	Leased	PF warehousing

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

PART II

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Market price per share

The Company’s common stock is listed on the New York Stock Exchange under the symbol AVT. Quarterly high and low stock closing prices (as reported for the New York Stock Exchange composite transactions) and dividends declared for the last two fiscal years were:

	2017			2016
			Dividends			Dividends
Fiscal Quarters	High	Low	Declared	High	Low	Declared
1st	$42.06	$38.80	$0.17	$44.04	$38.63	$0.17
2nd	48.84	40.50	0.17	46.95	42.84	0.17
3rd	47.61	44.01	0.18	44.80	37.78	0.17
4th	44.96	35.96	0.18	44.75	38.92	0.17

The declaration and payment of future dividends will be at the discretion of the Board of Directors and will be dependent upon the Company’s financial condition, results of operations, capital requirements, and other factors the Board of Directors considers relevant. In addition, certain of the Company’s debt facilities may restrict the declaration and payment of dividends, depending upon the Company’s then current compliance with certain covenants.

Record Holders

As of July 28, 2017, there were 2,112 registered holders of record of Avnet’s common stock.

Equity Compensation Plan Information as of July 1, 2017

Number of
	Securities			Number of
	to be Issued		Weighted-	Securities
	Upon		Average	Remaining
	Exercise of		Exercise Price of	Available for
	Outstanding		Outstanding	Future Issuance
	Options,		Options,	Under Equity
	Warrants and		Warrants and	Compensation
Plan Category	Rights		Rights	Plans
Equity compensation plans approved by security holders	4,192,578	(1)	$40.51	6,222,481	(2)

(1)	Includes 2,714,506 shares subject to options outstanding, 1,016,028 restricted stock units and 462,044 performance share units awarded but not yet vested as of the end of the fiscal year.
(2)	Does not include 145,987 shares available for future issuance under the Employee Stock Purchase Plan, which is a non-compensatory plan.

Stock Performance Graphs and Cumulative Total Returns

The graph below compares the cumulative 5-year total return of holders of Avnet, Inc.’s common stock with the cumulative total returns of the S&P 500 index and certain of Avnet’s peer companies (“peer group”). The graph tracks the performance of a hypothetical $100 investment in Avnet’s common stock, in the peer group, and the S&P 500 index (with the reinvestment of all dividends) from June 30, 2012 to July 1, 2017. The companies comprising the peer group are: Agilysys, Inc., Anixter International, Inc., Arrow Electronics, Inc., Inc., Insight Enterprises, Inc., Scansource, Inc., Synnex Corp. and Tech Data Corp. Ingram Micro, Inc. was acquired in fiscal 2017 and terminated its registration with the SEC and, therefore, is no longer included in the graph below.

	6/30/2012	6/29/2013	6/28/2014	6/27/2015	7/2/2016	7/1/2017
Avnet, Inc.	$100	$108.88	$143.70	$140.37	$136.48	$133.98
S&P 500	100	120.60	150.27	161.43	167.87	197.92
Peer Group	100	118.48	173.54	159.97	169.80	224.08

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

Issuer Purchases of Equity Securities

In February 2017, the Company’s Board of Directors amended the Company’s existing share repurchase program to authorize the repurchase of up to $1.75 billion of common stock in the open market or through privately negotiated transactions. The timing and actual number of shares repurchased will depend on a variety of factors such as share price, corporate and regulatory requirements, and prevailing market conditions. The following table includes the Company’s monthly purchases of Avnet’s common stock during the fourth fiscal quarter ended July 1, 2017, under the share repurchase program, which is part of a publicly announced plan:

			Total Number of	Approximate Dollar
	Total	Average	Shares Purchased	Value of Shares That
	Number	Price	as Part of Publicly	May Yet Be
	of Shares	Paid per	Announced Plans	Purchased under the
Period	Purchased	Share	or Programs	Plans or Programs
April	1,910,445	$44.47	1,910,445	$449,833,000
May	900,000	$37.01	900,000	$416,527,000
June	469,859	$37.17	469,859	$399,062,000

Item 6. Selected Financial Data

The following selected financial data has been derived from the Company’s consolidated financial statements. The data set forth below should be read in conjunction with Management’s Discussion and Analysis of Financial Condition and Results of Operations and the consolidated financial statements and notes thereto.

	Years Ended
	July 1,	July 2,	June 27,	June 28,	June 29,
	2017	2016	2015	2014	2013
	(Millions, except for per share and ratio data)
Consolidated Statement of Operations: (a)
Sales (b)	$17,440.0	$16,740.6	$17,655.3	$16,804.9	$15,460.0
Gross profit	2,369.4	2,077.9	2,210.1	2,199.6	2,005.7
Operating income (c)(d)	461.4	572.9	653.1	599.6	453.6
Income tax expense	47.1	87.1	86.1	84.6	43.3
Income from continuing operations	263.4	390.9	485.4	445.4	344.3
Income from discontinued operations	261.9	115.6	86.5	100.2	105.7
Net income(e)	525.3	506.5	571.9	545.6	450.1
Per Share:
Earnings - diluted:
Earnings from continuing operations	2.05	2.93	3.50	3.18	2.46
Earnings from discontinued operations	2.03	0.87	0.62	0.71	0.75
Earnings per share - diluted	4.08	3.80	4.12	3.89	3.21
Cash dividends declared	0.70	0.68	0.64	0.60	—
Book value per diluted share	40.28	35.23	33.80	34.90	30.64
Consolidated Balance Sheets:
Working capital(f)	5,080.0	4,061.5	4,312.6	3,907.6	3,443.0
Total assets	9,699.6	11,239.8	10,800.0	11,250.7	10,466.3
Long-term debt	1,729.2	1,339.2	1,646.5	1,209.0	1,198.6
Shareholders’ equity	5,182.1	4,691.3	4,685.0	4,890.2	4,289.1
Ratios:
Operating income as a percentage of sales	2.6%	3.4%	3.7%	3.6%	2.9%
Net income as a percentage of sales	3.0%	3.0%	3.2%	3.2%	2.9%
Quick ratio	1.8:1	0.8:1	0.9:1	0.8:1	0.8:1
Current ratio	3.1:1	1.8:1	2.0:1	1.8:1	1.7:1
Total debt to capital	25.6%	34.7%	29.7%	29.8%	32.2%

(a)	In February 2017, the Company completed the sale of its TS Business and as such, the results of that business are classified as discontinued operations in all periods presented.
(b)	Fiscal 2016 contained 53 weeks compared to 52 weeks in the other fiscal years presented.
(c)

All fiscal years presented include restructuring, integration and other expenses, which totaled $137.4 million in fiscal 2017, $44.8 million in fiscal 2016, $41.8 million in fiscal 2015, $66.8 million in fiscal 2014, and $97.2 million in fiscal 2013.

(d)

All fiscal years presented include amortization of acquired intangible assets and other, which totaled $54.5 million in fiscal 2017, $9.8 million in fiscal 2016, $18.1 million in fiscal 2015, $17.7 million in fiscal 2014, and $14.3 million in fiscal 2013.

(e)

Certain fiscal years presented were impacted by other expense or income amounts that impact the comparability between years including a gain on disposal of the TS Business of $222.4 million after tax in fiscal 2017, a gain on legal settlement of $13.5 million after tax in fiscal 2014, and a gain on bargain purchase and other of $31.0 million after tax in fiscal 2013.

(f)

This calculation of working capital is defined as current assets less current liabilities. See the “Liquidity” section contained in Item 7 of this Annual Report on Form 10-k for further discussion on liquidity.

Summary of quarterly results:

	First	Second	Third	Fourth	Fiscal
	Quarter	Quarter	Quarter	Quarter	Year(a)
	(Millions, except per share amounts)
2017(b)
Sales	$4,118.1	$4,273.6	$4,441.9	$4,606.4	$17,440.0
Gross profit	522.6	586.2	630.0	630.6	2,369.4
Net income	68.9	103.2	271.8	81.4	525.3
Diluted earnings per share	0.53	0.79	2.10	0.65	4.08
2016(c)
Sales	$4,528.6	$4,161.1	$4,081.9	$3,969.0	$16,740.6
Gross profit	556.1	505.1	520.9	495.8	2,077.9
Net income	130.3	156.0	123.4	96.8	506.5
Diluted earnings per share	0.96	1.16	0.94	0.75	3.80

(a)	Quarters may not total to the fiscal year due to rounding.
(b)

First quarter of fiscal 2017 net income was impacted by restructuring, integration and other expenses of $20.2 million after tax and an income tax benefit of $1.4 million. Second quarter results were impacted by restructuring, integration and other expenses of $23.0 million after tax and an income tax expense of $9.4 million. Third quarter results were impacted by restructuring, integration and other expenses of $23.1 million after tax, the gain on sale of the TS Business of $217.1 million after tax, a gain on marketable securities of $8.4 million after tax and an income tax benefit of $7.7 million. Fourth quarter results were impacted by restructuring, integration and other expenses of $25.7 million after tax, a loss on a marketable securities hedge of $7.8 million after tax, and an income tax benefit of $15.0 million.

(c)

First quarter of fiscal 2016 results were impacted by restructuring, integration and other expenses of $8.1 million after tax and an income tax expense of $0.9 million. Second quarter results were impacted by restructuring, integration and other expenses of $9.5 million after tax and an income tax benefit of $12.0 million. Third quarter results were impacted by restructuring, integration and other expenses of $5.8 million after tax and an income tax benefit of $8.5 million. Fourth quarter results were impacted by restructuring, integration and other expenses of $5.9 million after tax and an income tax benefit of $4.0 million.

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations

For an understanding of Avnet and the significant factors that influenced the Company’s performance during the past three fiscal years, the following discussion should be read in conjunction with the description of the business appearing in Item 1 of this Report and the consolidated financial statements, including the related notes and schedule, and other information appearing in Item 15 of this Report. The Company operates on a “52/53 week” fiscal year. Fiscal 2017 and 2015 both contained 52 weeks, and fiscal 2016 contained 53 weeks. The extra week impacts the year-over-year analysis of fiscal 2016 compared to fiscal 2017 and fiscal 2015 in this MD&A.

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

In addition to disclosing financial results that are determined in accordance with generally accepted accounting principles in the U.S. (“GAAP”), the Company also discloses certain non-GAAP financial information, including:

•

Sales adjusted for certain items that impact the year-over-year analysis, which includes the impact of certain acquisitions by adjusting Avnet’s prior periods to include the sales of acquired businesses, as if the acquisitions had occurred at the beginning of the earliest period presented. In addition, the prior year sales are adjusted for divestitures by adjusting Avnet’s prior periods to exclude the sales of divested businesses as if the divestitures had occurred at the beginning of the earliest period presented. Fiscal 2016 sales are adjusted for the estimated impact of the extra week of sales in fiscal 2016 as discussed above. Sales taking into account these adjustments are referred to as “organic sales.”

•

Operating income excluding (i) restructuring, integration and other expenses (see Restructuring, Integration and Other Expenses in this MD&A), and (ii) amortization of acquired intangible assets and other. Operating income excluding such amounts is referred to as “adjusted operating income.” Adjusted operating income excludes the TS Business, which is reported within discontinued operations for all periods presented.

The reconciliation of operating income to adjusted operating income is presented in the following table:

	Years Ended
	July 1,	July 2,	June 27,
	2017	2016	2015
	(Thousands)
Operating income	$461,400	$572,912	$653,146
Restructuring, integration and other expenses	137,415	44,761	41,848
Amortization of acquired intangible assets and other	54,526	9,784	18,130
Adjusted operating income	$653,341	$627,457	$713,124

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

Results of Operations

Executive Summary

Sales for fiscal 2017 were $17.44 billion, an increase of 4.2% from fiscal 2016 sales of $16.74 billion primarily due to the acquisition of Premier Farnell (“PF”). Organic sales in constant currency increased 1.0% year over year. Electronic Components (“EC”) sales of $16.47 billion decreased 1.6% and EC organic sales in constant currency increased approximately 1.0% year over year.

Gross profit margin of 13.6% increased 117 basis points from fiscal 2016 primarily as a result of gross profit margin improvements from the acquisition of PF.

Operating income margin was 2.6% in fiscal 2017 and 3.4% in fiscal 2016. Excluding restructuring, integration and other expenses and amortization expense associated with acquired intangible assets from both periods, adjusted operating income margin was 3.7% in both fiscal 2017 and fiscal 2016. EC operating income margin of 4.0% decreased 34 basis points year over year primarily due to declines in the Americas region.

Sales

Items Impacting Year-over-Year Sales Comparisons

During fiscal 2017, the Company acquired PF. There were no acquisitions in fiscal 2016 and fiscal 2015. To facilitate more meaningful year-over-year comparisons, the discussions that follow include organic sales as well as sales on a reported basis. Unless otherwise noted, amounts relate to Avnet’s continuing operations for all periods presented.

The table below compares Avnet sales by geographic region for fiscal 2017, fiscal 2016 and fiscal 2015.

	Years Ended						Percent Change
	July 1,	% of	July 2,	% of	June 27,	% of	2017 to	2016 to
	2017	Total	2016	Total	2015	Total	2016	2015
	(Dollars in millions)
Sales by Geographic Region:
Americas	$5,163.9	29.6%	$4,801.3	28.7%	$5,154.5	29.2%	7.6%	(6.9)%
EMEA	5,912.9	33.9	5,103.0	30.5	5,053.0	28.6	15.9	1.0
Asia/Pacific	6,363.2	36.5	6,836.3	40.8	7,447.8	42.2	(6.9)	(8.2)
Total Avnet	$17,440.0		$16,740.6		$17,655.3

Fiscal 2017 Comparison to Fiscal 2016

The table below provides the comparison of reported and organic fiscal 2017 sales to fiscal 2016 sales to allow readers to better assess and understand the Company’s sales performance.

		Sales from		2017 to 2016
		Acquisitions(1)/		Organic	Organic Sales
	Sales as	Estimated	Organic	Sales	Constant
	Reported	Extra Week	Sales	Change	Currency
	(Dollars in millions)
Fiscal 2017	$17,440.0	$378.3	$17,818.3	0.1%	1.0%
EC	16,474.1	—	16,474.1	0.2	0.8
PF	965.9	378.3	1,344.2	(1.3)	2.7
Fiscal 2016	$16,740.6	$1,061.4	$17,802.0
EC	16,740.6	(300.0)	16,440.6
PF	—	1,361.4	1,361.4

(1)	Includes Premier Farnell acquired on October 17, 2016, which has operations in each Avnet region.

Sales for fiscal 2017 were $17.44 billion, an increase of 4.2%, or $699.4 million, from fiscal 2016 sales of $16.74 billion. Organic sales were flat year over year and increased 1.0% in constant currency. The organic sales increase in constant currency was primarily due to organic growth in the EC EMEA region and organic growth in the PF business, offset by declines in the EC Asia region.

As a result of certain supplier losses, as well as changes to supplier programs that negatively impact gross profit, the Company may experience lower sales and gross profit in the future. The Company is implementing strategic initiatives designed to mitigate these conditions.

Fiscal 2016 Comparison to Fiscal 2015

The table below provides the comparison of reported and organic fiscal 2016 sales to fiscal 2015 sales to allow readers to better assess and understand the Company’s sales performance.

				2015 to 2016
		Sales from		Organic	Organic Sales
	Sales as	Estimated	Organic	Sales	Constant
	Reported	Extra Week	Sales	Change	Currency
	(Dollars in millions)
Fiscal 2016	$16,740.6	$(300.0)	$16,440.6	(6.9)%	(4.4)%
Fiscal 2015	17,655.3	—	17,653.3

Sales of $16.74 billion for fiscal 2016 decreased 5.2% from fiscal 2015 sales of $17.66 billion and organic sales in constant currency decreased 4.4% year over year. These decreases were due to declines in sales in the EC Americas and EC Asia regions, partially offset by an increase in sales in the EC EMEA region. Sales in the Americas decreased 6.9% due to lower overall demand in the industrial markets served by EC Americas and from disruptions in customer delivery and service capabilities resulting from an ERP implementation in the fourth quarter of fiscal 2016. In EMEA, organic sales in constant currency increased 7.0% due to strong demand in the industrial markets served across the region. Asia organic sales decreased 9.5% year over year in constant currency, which was primarily due to decreased select high volume supply chain engagements in fiscal 2016 compared to fiscal 2015.

Gross Profit and Gross Profit Margins

Gross profit in fiscal 2017 was $2.37 billion, an increase of $291.5 million, or 14.0%, from fiscal 2016 primarily due to the acquisition of PF. Gross profit margin of 13.6% increased 117 basis points year over year primarily due to the acquisition of PF and from the impact of deselecting lower margin high volume supply chain engagements in EC Asia, partially offset by declines in the EC western regions primarily due to the Americas region as a result of declines due to supplier program changes, a higher mix of lower margin fulfillment sales and inefficiencies related to the ERP system.

Gross profit in fiscal 2016 was $2.08 billion, a decrease of $132.2 million, or 6.0%, from fiscal 2015. Gross profit margin of 12.4%  decreased 11 basis points year over year primarily related to declines in the EC operating group primarily due to the Americas region as a result of declines due to the go-live of an ERP system in the fourth quarter of fiscal 2016.

Selling, General and Administrative Expenses

Selling, general and administrative expenses (“SG&A expenses”) were $1.77 billion in fiscal 2017, an increase of $310.4 million, or 21.3%, from fiscal 2016. The year-over-year increase in SG&A expenses was primarily due to the acquisition of PF including the impact of additional amortization of intangible asset expense, partially offset by the impact of prior restructuring actions and favorable changes in foreign currency exchange rates between years. In fiscal 2017, SG&A expenses as a percentage of sales were 10.2% and as a percentage of gross profit were 74.7%, as compared with 8.7% and 70.3%, respectively, in fiscal 2016. SG&A expenses as a percentage of gross profit increased over 400 basis points year over year due primarily to the impact of the PF acquisition.

SG&A expenses were $1.46 billion in fiscal 2016, a decrease of $54.9 million, or 3.6%, from fiscal 2015. The year-over-year decrease in SG&A expenses was primarily due to reductions as a result of favorable changes in foreign currency exchange rates between years, and the impact of prior restructuring actions partially offset by an increase in SG&A expenses for other costs, including employee merit compensation increases that took place in January 2016. In fiscal 2016, SG&A expenses as a percentage of sales were 8.7% and as a percentage of gross profit were 70.3%, as compared with 8.6% and 68.6%, respectively, in fiscal 2015. SG&A expenses as a percentage of gross profit increased 172 basis points year over year due primarily to lower sales and the related impact on gross profit, partially offset by lower SG&A expenses as described above.

Restructuring, Integration and Other Expenses

During fiscal 2017, the Company took certain actions in an effort to reduce future operating expenses in response to current market and Company specific conditions, including restructuring actions related to the acquisition of PF. In addition, the Company incurred integration, acquisition/divestiture, accelerated depreciation and other costs. Integration costs are primarily related to costs incurred to integrate acquired businesses, the integration of certain regional and global businesses including Avnet after the TS divestiture, and incremental costs incurred as part of the consolidation, relocation, and closure of warehouse and office facilities. Acquisition/divestiture costs consist primarily of professional fees and other costs incurred related to the acquisition, divestiture and closure of businesses including the acquisition of PF and the divestiture of TS. Accelerated depreciation relates to the incremental depreciation expense incurred related to the shortening of the estimated useful life of the Company’s ERP system in the Americas compared to depreciation expense based on the original useful life of such ERP system. Other costs consist primarily of any ongoing facilities’ operating costs associated with the consolidation, relocation and closure of facilities once such facilities have been vacated or substantially vacated, and other miscellaneous costs that relate to restructuring, integration and other expenses.

During fiscal 2017, the Company recorded restructuring, integration and other expenses of $137.4 million. The Company recorded $41.7 million for restructuring costs, and expects to realize approximately $45.0 million in incremental annualized operating costs savings as a result of such restructuring actions. Restructuring expenses consisted of $36.1 million for severance, $0.6 million for facility exit costs, $3.5 million for asset impairments, and $1.5 million for other restructuring expenses. Integration, accelerated depreciation and other costs including acquisition/divestiture costs were $37.9 million, $16.0 million and $44.9 million, respectively. The Company also recorded a net benefit of $3.1 million for changes in estimates for restructuring liabilities established in prior years. The after tax impact of restructuring, integration and other expenses were $92.0 million and $0.73 per share on a diluted basis.

During fiscal 2016, the Company incurred restructuring expenses related to certain actions intended to reduce future operating expenses. These actions included activities related to an initiative that was focused on creating long-term operational efficiencies. In addition, the Company incurred integration and other costs primarily associated with the integration of acquired businesses, the integration of certain global and regional businesses, the integration of significant information technology systems and other costs associated with the acquisition of and the closure or divestiture of certain businesses. As a result, during fiscal 2016 the Company recorded restructuring, integration and other expenses of $44.8 million. The Company recorded $31.5 million for restructuring costs, and expects to realize approximately $24.0 million in incremental annualized operating cost savings as a result of such restructuring actions. Restructuring expenses consisted of $29.4 million for severance, $1.6 million for facility exit costs, $0.1 million for asset impairments, and $0.4 million for other restructuring expenses. Integration and other costs including acquisition costs were $6.8 million and $7.9 million, respectively. The Company also recorded a net benefit of $1.4 million for changes in estimates for restructuring liabilities established in prior years. The after tax impact of restructuring, integration and other expenses were $29.3 million and $0.22 per share on a diluted basis.

During fiscal 2015, the Company took certain restructuring actions in an effort to reduce future operating costs including restructuring activities for certain regional and global businesses. In addition, the Company incurred integration and other costs primarily associated with acquired businesses and certain global and regional businesses. As a result, during fiscal 2015 the Company recorded restructuring, integration and other expenses of $41.8 million. The Company recorded $26.0 million for restructuring costs, which consisted of $15.8 million for severance, $4.7 million for facility exit costs, $4.3 million for asset impairments, and $1.2 million for other restructuring expenses. Integration and other costs including acquisition costs were $12.1 million and $2.9 million, respectively. The Company also recorded a net expense of $0.9 million for changes in estimates for restructuring liabilities established in prior years. The after tax impact of restructuring, integration and other expenses were $30.4 million and $0.22 per share on a diluted basis.

See Note 18, “Restructuring expenses” to the Company’s consolidated financial statements included in Item 15 of this Annual Report on Form 10-K for additional information related to restructuring expenses.

Operating Income

During fiscal 2017, the Company had operating income of $461.4 million, representing a 19.5% decrease as compared with fiscal 2016 operating income of $572.9 million. Operating income margin was 2.6% in fiscal 2017 compared to 3.4% in fiscal 2016. Both years included restructuring, integration and other expenses and the amortization of acquired intangible assets. Excluding these amounts from both years, adjusted operating income was $653.3 million, or 3.7% of sales, in fiscal 2017 as compared with $627.5 million, or 3.7% of sales, in fiscal 2016. Although operating income margin was flat year over year, there was an increase as a result of the acquisition of PF, substantially offset by a reduction at EC primarily in the Americas region.

During fiscal 2016, the Company had operating income of $572.9 million, representing a 12.3% decrease as compared with fiscal 2015 operating income of $653.1 million. Operating income margin was 3.4% in fiscal 2016 compared to 3.7% in fiscal 2015. Both years included restructuring, integration and other expenses and the amortization of acquired intangible assets. Excluding these amounts from both years, adjusted operating income was $627.5 million, or 3.7% of sales, in fiscal 2016 representing a 12.0% decrease as compared with $713.1 million, or 4.0% of sales, in fiscal 2015. The decrease in adjusted operating income was primarily the result of lower sales in fiscal 2016 compared to fiscal 2015.

Interest Expense

Interest expense for fiscal 2017 was $106.7 million, an increase of $14.8 million, or 16.0%, compared with fiscal 2016. The increase in interest expense was primarily related to new debt outstanding during portions of fiscal 2017 including debt incurred to finance the acquisition of PF.

Interest expense for fiscal 2016 was $91.9 million, an increase of $4.9 million, or 5.6%, compared with fiscal 2015. The increase in interest expense was primarily due to the issuance of $550.0 million of 4.625% Notes in March 2016 and a corresponding increase in average borrowings during the fourth quarter, partially offset by repayment at maturity of $250.0 million of 6.00% Notes in September 2015.

Other Expense, net

During fiscal 2017, the Company incurred $44.3 million of other expense as compared with $3.0 million in fiscal 2016. The increase in other expense in fiscal 2017 is primarily attributable to the foreign currency hedging and other costs associated with the PF acquisition.

During fiscal 2016, the Company incurred $3.0 million of other expense as compared with $5.4 million of other income in fiscal 2015. Amounts in both years are primarily attributable to foreign currency remeasurement including the  corresponding costs incurred to purchase forward foreign currency exchange contracts in order to economically hedge such foreign currency exposures.

Income Tax Expense

Avnet’s effective tax rate on income before income taxes from continuing operations was 15.2% in fiscal 2017 as compared with an effective tax rate of 18.2% in fiscal 2016. The fiscal 2017 effective tax rate is lower than the fiscal 2016 effective tax rate due primarily to a favorable mix of income in lower tax jurisdictions, partially offset by tax expense from the establishment of valuation allowances and contingency reserves in fiscal 2017 as compared with a tax benefit from valuation allowances released in fiscal 2016.

Avnet’s effective tax rate on income before income taxes was 18.2% in fiscal 2016 as compared with an effective tax rate of 15.1% in fiscal 2015. The fiscal 2016 effective tax rate is higher than the fiscal 2015 effective tax rate primarily due to a lesser tax benefit from the valuation allowance released in fiscal 2016 as compared with the amount released in fiscal 2015.

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

See Note 10, “Income taxes” to the Company’s consolidated financial statements included in Item 15 of this Annual Report on Form 10-K for additional information related to income taxes.

Income from Discontinued Operations

Income from discontinued operations increased $146.3 million to $261.9 million in fiscal 2017 compared to $115.6 million in fiscal 2016. Excluding the gain on sale of $222.4 million net of tax, income from discontinued operations decreased $76.1 million in fiscal 2017, which only contained 34 weeks as a result of the sale of TS being completed on February 27, 2017.

Income from discontinued operations increased $29.1 million to $115.6 million in fiscal 2016 compared to $86.5 million in fiscal 2015. The year over year improvement was primarily driven by lower operating expenses, partially offset by lower sales year over year.

See Note 3, “Discontinued operations” to the Company’s consolidated financial statements included in Item 15 of this Annual Report on Form 10-K for additional information and detail on the financial results of discontinued operations.

Net Income

As a result of the factors described in the preceding sections of this MD&A, the Company’s net income in fiscal 2017 was $525.3 million, or $4.08 per share on a diluted basis, compared with net income of $506.5 million, or $3.80 per share on a diluted basis, in fiscal 2016 and $571.9 million, or $4.12 per share on a diluted basis, in fiscal 2015.

Liquidity and Capital Resources

Cash Flows

Cash Flows from Operating Activities

The Company generated $221.0 million of cash from its operating activities for continuing operations in fiscal 2017 as compared to a cash usage of $48.9 million in fiscal 2016. These operating cash flows from continuing operations are comprised of: (i) cash flows generated from net income, adjusted for the impact of non-cash and other items, which includes depreciation and amortization expenses, deferred income taxes, stock-based compensation expense and other non-cash items (including provisions for doubtful accounts and periodic pension costs); and (ii) cash flows used for, or generated from, working capital and other, excluding cash and cash equivalents. Cash used for working capital and other was $256.7 million during fiscal 2017, including an increase in accounts receivable of $371.8 million primarily due to the increase in fourth quarter sales year over year and a decrease in accrued expenses and other of $132.9 million, partially offset by a decrease in inventory of $84.4 million and an increase in accounts payable of $163.6 million primarily due to improved working capital management year over year in the EC Asia region. Cash used for operating activities of discontinued operations was $589.7 million in fiscal 2017 compared to a cash generation of $273.2 million in fiscal 2016. The decrease was primarily the result of the sale of the TS Business being completed in February 2017, prior to such business completing the cash conversion cycle from its second fiscal quarter compared to fiscal 2016, which reflected a full fiscal year of operations and cash flows for the TS Business.

During fiscal 2016, the Company used $48.9 million of cash from operating activities for continuing operations as compared with a cash generation of $317.9 million in fiscal 2015. Cash used for working capital and other was $713.2 million during fiscal 2016, including increases in inventories of $416.6 million, and decreases in accounts payable and accrued expenses and other, net of $326.2 million and $161.6 million, respectively, partially offset by decreases in receivables of $191.2 million. Inventory days on hand has increased and receivables days on hand has remained flat from the end of fiscal 2015. Inventories increases year over year were primarily in the EC Americas business to support the conversion of its ERP system in the fourth quarter of fiscal 2016. Cash generated from operating activities for discontinued operations was $273.2 million in fiscal 2016 compared to $266.0 million in fiscal 2015.

Cash Flows from Financing Activities

During fiscal 2017, the Company received net proceeds of $296.4 million as a result of the issuance of $300.0 million of 3.75% Notes due December 2021. Additionally, the Company received net proceeds of $530.8 million under a term loan and $27.9 million from borrowings of bank credit facilities and other debt. During fiscal 2017, the Company repaid $530.8 million of notes and acquired debt, $511.4 million from borrowings under a term loan, $50.0 million under the Company’s senior unsecured credit facility and made net repayments of $588.0 million under the Company’s accounts receivable securitization program. In addition, during fiscal 2017, the Company used $88.7 million and $275.9 million of cash to pay quarterly cash dividends on common stock and to repurchase common stock under the Company’s share repurchase program, respectively.

During fiscal 2016, the Company received net proceeds of $541.5 million as a result of the issuance of $550.0 million of 4.625% Notes due April 2026, $18.7 million from borrowings of bank credit facilities and other debt, $101.2 million under the Company’s senior unsecured credit facility and $80.0 million under the Company’s accounts receivable securitization program. During fiscal 2016, the Company repaid upon maturity the $250.0 million of 6.00% Notes due September 2015. In addition, during fiscal 2016, the Company used $88.6 million and $380.9 million of cash to pay quarterly cash dividends on common stock and to repurchase common stock under the Company’s share repurchase program, respectively.

During fiscal 2015, the Company received net proceeds of $34.4 million under Company’s accounts receivable securitization program, $38.0 million under the Company’s senior unsecured credit facility and made net repayments of $108.5 million for bank credit facility and other debt. In addition, during fiscal 2015, the Company used $87.3 million and $160.0 million of cash to pay quarterly cash dividends on common stock and to repurchase common stock under the Company’s share repurchase program, respectively.

Cash Flows from Investing Activities

During fiscal 2017, the Company used $802.7 million of cash for acquisitions, which is net of cash acquired, and used $120.4 million for capital expenditures primarily related to information system development costs, computer hardware and software purchases and facilities costs. During fiscal 2017, with the sale of the TS Business, the Company received $2.24 billion of proceeds from the sale of TS, net of cash divested, which is reflected as an investing activity from discontinued operations.

During fiscal 2016, the Company used $137.4 million for capital expenditures primarily related to information system development costs, computer hardware and software purchases and facilities costs. Additionally, the Company used $30.7 million for investing activities related to discontinued operations primarily related to acquisitions and capital expenditures for the TS Business.

During fiscal 2015, the Company used $133.4 million for capital expenditures primarily related to information system development costs and computer hardware and software purchases and facilities costs and used $41.3 million for investing activities related to discontinued operations, primarily for capital expenditures of the TS Business.

Financing Transactions

The Company uses a variety of financing arrangements, both short-term and long-term, to fund its operations in addition to cash generated from operating activities. The Company also uses several sources of funding so that it does not become overly dependent on one source and to achieve a lower cost of funding through these different alternatives. These financing arrangements include public debt, short-term and long-term bank loans, a revolving credit facility (the “Credit Facility”) and an accounts receivable securitization program (the “Program”).

The Company has small lines of credit and other forms of bank debt in the U.S. and various foreign locations to fund the short-term working capital, foreign exchange, overdraft and letter of credit needs of its wholly owned subsidiaries globally. Avnet generally guarantees its subsidiaries’ obligations under such debt facilities. Outstanding borrowings under such forms of debt at the end of fiscal 2017 was $10.8 million.

See Note 8, “Debt” to the Company’s consolidated financial statements included in Item 15 of this Annual Report on Form 10-K for additional information on financing transactions including the Credit Facility, the Program and the outstanding Notes as of July 1, 2017.

Covenants and Conditions

The Program requires the Company to maintain certain minimum interest coverage and leverage ratios in order to continue utilizing the Program. The Program also contains certain covenants relating to the quality of the receivables sold. If these conditions are not met, the Company may not be able to borrow any additional funds and the financial institutions may consider this an amortization event, as defined in the Program agreements, which would permit the financial institutions to liquidate the accounts receivables sold to cover any outstanding borrowings. Circumstances that could affect the Company’s ability to meet the required covenants and conditions of the Program include the Company’s ongoing profitability and various other economic, market and industry factors. Management does not believe that the covenants under the Program limit the Company’s ability to pursue its intended business strategy or its future financing needs. The Company was in compliance with all covenants of the Program as of July 1, 2017.

The Credit Facility contains certain covenants with various limitations on debt incurrence, share repurchases, dividends, investments and capital expenditures and also includes financial covenants requiring the Company to maintain minimum interest coverage and leverage ratios. Management does not believe that the covenants in the Credit Facility limit the Company’s ability to pursue its intended business strategy or its future financing needs. The Company was in compliance with all covenants of the Credit Facility as of July 1, 2017.

See Liquidity below for further discussion of the Company’s availability under these various facilities.

Liquidity

The Company had cash and cash equivalents of $836.4 million as of July 1, 2017, of which $619.5 million was held outside the U.S. As of July 2, 2016, the Company had cash and cash equivalents of $1.03 billion, of which $972.7 million was held outside of the U.S.

As of July 1, 2017, there were $100.0 million in borrowings outstanding and $3.1 million in letters of credit issued under the Credit Facility and $142.0 million outstanding under the Program. During fiscal 2017, the Company had an average daily balance outstanding under the Credit Facility of approximately $475.4 million and $504.0 million under the Program. During fiscal 2016, the Company had an average daily balance outstanding under the Credit Facility of approximately $306.8 million and $745.2 million under the Program. The Company also expects to renew or replace the Program on similar terms, subject to market conditions, before its maturity in August 2018. The Company can use cash on hand and availability under the Credit Facility to repay borrowings due under the Program in the event it cannot be renewed or replaced. As of July 1, 2017, the combined availability under the Credit Facility and the Program was $1.35 billion.

During periods of weakening demand in the electronic components industry, the Company typically generates cash from operating activities. Conversely, the Company is more likely to use operating cash flows for working capital requirements during periods of higher growth. During fiscal 2017, the Company generated $221.0 million from operating activities for continuing operations.

Liquidity is subject to many factors, such as normal business operations as well as general economic, financial, competitive, legislative, and regulatory factors that are beyond the Company’s control. Foreign cash balances are generally used for ongoing working capital and capital expenditure needs and to support acquisitions, and are currently expected to be permanently reinvested outside the United States. If these funds were needed for general corporate use in the United States, the Company may incur significant income taxes. Under certain circumstances the U.S. Internal Revenue Code may permit the distribution of foreign cash and unremitted earnings to be tax-free depending on the nature of the distribution. In addition, local government regulations may restrict the Company’s ability to move funds among various locations under certain circumstances. Management does not believe such restrictions would limit the Company’s ability to pursue its intended business strategy. Management believes that Avnet’s available borrowing capacity, its current cash on hand including marketable securities obtained from the sale of the TS Business and the Company’s expected ability to generate operating cash flows in the future will be sufficient to meet its future liquidity needs. The Company also may issue debt or equity securities in the future and management believes the Company will have adequate access to the capital markets, if needed.

During fiscal 2017, the Company utilized $802.7 million of cash, net of cash acquired, for acquisitions, repaid $242.8 million of assumed debt relating to the acquisition of PF and repaid approximately $1.46 billion of debt primarily with the proceeds from the sale of TS. The Company has made, and expects to continue to make, strategic investments through acquisition activity to the extent the investments strengthen Avnet’s competitive position and meet management’s return on capital thresholds.

In addition to continuing to make investments in acquisitions, as of July 1, 2017, the Company may repurchase up to an aggregate of $399.1 million of the Company’s common stock through a $1.75 billion share repurchase program approved by the Board of Directors. The Company plans to repurchase stock from time to time at the discretion of management, subject to strategic considerations, market conditions and other factors. The Company may terminate or limit the share repurchase program at any time without prior notice. The timing and actual number of shares repurchased will depend on a variety of factors such as share price, corporate and regulatory requirements, and prevailing market conditions. Additionally, the Company currently expects to pay quarterly cash dividends on shares of its common stock, subject to approval of the Board of Directors. During fiscal 2017, the Company paid cash dividends of $88.7 million on its common stock or approximately $0.18 per share on a quarterly basis.

The Company also expects to make capital expenditures, including between $75 million and $125 million over the next two fiscal years, to implement a global ERP system. Additionally, as the Company integrates PF and restructures to transform Avnet into an electronic components focused business, the Company expects to use cash for future restructuring, integration and other expenses.

See Item 6, Selected Financial Data in Part II of this Annual Report on Form 10-K for additional information on the Company’s liquidity and related ratios.

Long-Term Contractual Obligations

The Company has the following contractual obligations outstanding as of July 1, 2017 (in millions):

		Payments due by period
		Less than			More than
Contractual Obligations	Total	1 year	1-3 years	3-5 years	5 years
Long-term debt obligations(1)	$1,792.7	$50.1	$542.5	$300.1	$900.0
Interest expense on long-term debt obligations(2)	429.1	77.5	147.1	100.9	103.6
Operating lease obligations	286.9	66.5	93.4	58.3	68.7

(1)	Excludes unamortized discount and issuance costs on debt.
(2)	Represents interest expense due on debt by using fixed interest rates for fixed rate debt and assuming the same interest rate at the end of fiscal 2017 for variable rate debt.

At July 1, 2017, the Company had an estimated liability for income tax contingencies of $106.8 million, which is not included in the above table. Cash payments associated with the settlement of these liabilities that are expected to be paid within the next 12 months is $8.4 million. The settlement period for the remaining amount of the unrecognized tax benefits, including related accrued interest and penalties, cannot be determined and therefore was not included in the table.

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

The Securities and Exchange Commission defines critical accounting policies as those that are, in management’s view, most important to the portrayal of the Company’s financial condition and results of operations and that require significant judgments and estimates. Management believes the Company’s most critical accounting policies at the end of fiscal 2017 relate to:

Valuation of Receivables

The Company maintains an allowance for doubtful accounts for estimated losses primarily resulting from customer defaults. Bad debt expense and the related allowance for doubtful accounts is determined based upon historic customer default experience as well as the Company’s regular assessment of the current and historical financial condition of its customers. Therefore, if actual collection experience or the financial condition of customers were to change, management would evaluate whether adjustments to the allowance for doubtful accounts might be necessary.

Valuation of Inventories

Inventories are recorded at the lower of cost or estimated net realizable value. The Company’s inventories include electronic components sold into changing, cyclical and competitive markets wherein such inventories may be subject to declines in market value or obsolescence.

The Company regularly evaluates inventories for obsolescence, current market prices and other factors that may render inventories less marketable. Write-downs are recorded so that inventories reflect the approximate net realizable value and take into account the Company’s contractual provisions with its suppliers, which may provide certain protections to the Company for product obsolescence and price erosion in the form of rights of return, stock rotation rights, obsolescence allowances and price protections. Because of the large number of products and suppliers and the complexity of managing the process around price protections and stock rotations, estimates are made regarding the realizable value of inventories. Additionally, assumptions about future demand, market conditions and decisions to discontinue certain product lines impact the evaluation of whether to write-down inventories. If assumptions about future demand change or actual market conditions are less favorable than those assumed by management, management would evaluate whether additional write-downs of inventories are required. In any case, actual net realizable values could be different from those currently estimated.

Accounting for Income Taxes

Management’s judgment is required in determining income tax expense, unrecognized tax benefits and in measuring deferred tax assets and liabilities and the valuation allowances recorded against net deferred tax assets. The recoverability of the Company’s net deferred tax assets is dependent upon its ability to generate sufficient future taxable income in certain jurisdictions. In addition, the Company considers historic levels and types of income, expectations and risk associated with estimates of future taxable income and ongoing prudent and feasible tax planning strategies in assessing the need for valuation allowances. Should the Company determine that it is not able to realize all or part of its deferred tax assets in the future, additional valuation allowances may be recorded against the deferred tax assets with a corresponding increase to income tax expense in the period such determination is made. Similarly, should the Company determine that it is able to realize all or part of its deferred tax assets that have an associated valuation allowance established, the Company may release a valuation allowance with a corresponding benefit to income tax expense in the period such determination is made.

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

See Note 1 and Note 10 to the Company’s consolidated financial statements included in Item 15 of this Annual Report on Form 10-K for further discussion on valuation allowances and unrecognized tax benefits.

Goodwill and Intangible Asset Impairment

The Company has a significant amount of goodwill and long-lived assets, created through historical acquisitions that are subject to the risk of impairment.

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

During fiscal 2017, 2016 and 2015, the Company performed its annual goodwill impairment test and determined there was no goodwill impairment at any of its reporting units. In fiscal 2017, there was one reporting unit for which the estimated fair value was not substantially in excess of the carrying value of such reporting unit. The percentage by which the estimated fair value exceeded carrying value was approximately 8% for the Electronic Components Americas reporting unit, which has approximately 22% of the Company’s total goodwill.

In order to estimate the fair value of its reporting units, the Company uses a combination of an income approach, specifically a discounted cash flow methodology, and a market approach. The discounted cash flow methodology includes market participant assumptions for, among other factors, forecasted sales, gross profit margins, operating expenses, cash flows, perpetual growth rates and long-term discount rates, all of which require judgments and estimates by management which are inherently uncertain. The market approach methodology requires significant assumptions related to comparable transactions, market multiples, capital structure and control premiums. These assumptions, judgments and estimates may change in the future based upon market conditions or other events and could result in goodwill impairment expense.

Long-lived assets, including property, plant and equipment and intangible assets, are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of a long-lived asset may not be recoverable, which requires the Company to use judgment. For purposes of recognition and measurement of an impairment loss, long-lived assets are grouped with other assets and liabilities at the lowest level for which identifiable cash flows are largely independent of the cash flows of other assets and liabilities (“asset group”). An impairment is recognized when the estimated undiscounted future cash flows expected by management from the use of the asset group including its eventual disposition is less than its carrying amount. An impairment is measured as the amount by which an asset group’s net book value exceeds its estimated fair value. The determination of fair value requires the Company to make certain judgments and assumptions. The Company considers a long-lived asset to be abandoned when it has ceased use of such abandoned asset and if the Company has no intent to use or repurpose the asset in the future. The Company continually evaluates the carrying value and the remaining economic useful life of all long-lived assets and will adjust the carrying value and remaining useful life if and when appropriate.

See Note 1 and Note 7 to the Company’s consolidated financial statements included in Item 15 of this Annual Report on Form 10-K for further discussion on the goodwill and long-lived asset impairment test evaluations.

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

Recently Issued Accounting Pronouncements

Recently issued accounting pronouncements — In May 2014, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update No. 2014-09, Revenue from Contracts with Customers, as amended (“ASU 2014-09”), to supersede nearly all-existing revenue recognition guidance under GAAP. The core principles of ASU 2014-09 are to recognize revenue when promised goods or services are transferred to customers in an amount that reflects the consideration that is expected to be received for those goods or services. Application of the guidance in ASU 2014-09 is expected to require more judgment and estimates within the revenue recognition process compared to existing GAAP. ASU 2014-09 is required to be adopted by the Company in the first quarter of fiscal 2019. The Company expects to adopt the requirements of ASU 2014-09 using retrospective adoption to each prior reporting period presented. The Company also expects that disclosures related to revenue recognition including judgments made will increase compared to existing GAAP. The Company is currently evaluating the impact of the future adoption of ASU 2014-09 on its consolidated financial statements and does not currently expect significant changes in revenue recognition practices for continuing operations compared to existing GAAP.

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

In October 2016, the FASB issued Accounting Standards Update No. 2016-16, Income Taxes (Topic 740): Intra-Entity Transfers of Assets Other Than Inventory (“ASU 2016-16”). The update amends accounting guidance for intra-entity transfers of assets other than inventory to require the recognition of income tax consequences when the transfer occurs. The update is effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2017, with early adoption permitted. A modified retrospective approach should be applied. The Company is currently evaluating the impact of the adoption of ASU 2016-16 on its consolidated financial statements.

In March 2017, the FASB issued Accounting Standards Update 2017-07, Compensation—Retirement Benefits (Topic 715): Improving the Presentation of Net Periodic Pension Cost and Net Periodic Postretirement Benefit Cost (“ASU 2017-07”). The new guidance requires the service cost component of net periodic benefit cost to be presented in the same income statement line item as other employee compensation costs arising from services rendered during the period and allows only the service cost component eligible for capitalization in assets. Other components of the net periodic benefit cost are to be presented separately from the line item that includes the service cost and outside of any subtotal of operating income and the line item must be appropriately described. If a separate line item is not used, the line item used in the income statement to present the other components of net benefit cost must be disclosed. The guidance is effective for fiscal years beginning after December 15, 2017, and interim periods within that annual period, with early adoption permitted. The amendment is to be applied retrospectively. The new guidance primarily impacts the income statement presentation of net periodic benefit cost and the Company does not believe adoption of this standard will have a material impact on its consolidated financial statements including income before income taxes, but the reported amount of operating income will decrease compared to existing presentation.

In May 2017, the FASB issued Accounting Standards Update 2017-09, “Compensation-Stock Compensation (Topic 718): Scope of Modification Accounting” (“ASU 2017-09”). The update provides guidance as to which changes to the terms or conditions of a share-based payment award should be accounted for as a modification under Topic 718. Specifically, an entity would not apply modification accounting if the fair value, vesting conditions, and classification of an award as an equity or liability instrument are the same immediately before and after the modification. The standard is effective for the Company for annual periods beginning after December 15, 2017. Early adoption is permitted and prospective application is required. The Company is currently evaluating the impact of the adoption of ASU 2017-09 on its consolidated financial statements.

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

The following table sets forth the scheduled maturities of the Company’s debt outstanding at July 1, 2017 (dollars in millions):

	Fiscal Year
	2018	2019	2020	2021	2022	Thereafter	Total
Liabilities:
Fixed rate debt(1)	$0.5	$0.3	$300.2	$0.1	$300.0	$900.0	$1,501.1
Floating rate debt	$49.6	$242.0	$—	$—	$—	$—	$291.6

(1)	Excludes unamortized discounts and issuance costs.

The following table sets forth the carrying value and fair value of the Company’s debt and the average interest rates at July 1, 2017, and July 2, 2016 (dollars in millions):

	Carrying Value	Fair Value at	Carrying Value	Fair Value at
	at July 1, 2017	at July 1, 2017	at July 2, 2016	July 2, 2016
Liabilities:
Fixed rate debt(1)	$1,501.1	$1,576.5	$1,502.7	$1,596.9
Average interest rate	4.8%		5.3%
Floating rate debt	$291.6	$291.6	$1,001.5	$1,001.5
Average interest rate	2.1%		1.5%

(1)	Excludes unamortized discounts and issuance costs. Fair value was estimated primarily based upon quoted market prices for the Company’s public long-term notes.

Many of the Company’s subsidiaries purchase and sell products in currencies other than their functional currencies. This subjects the Company to the risks associated with fluctuations in foreign currency exchange rates. The Company reduces this risk by utilizing natural hedging (i.e., offsetting receivables and payables) as well as by creating offsetting positions through the use of derivative financial instruments, primarily forward foreign currency exchange contracts typically with maturities of less than sixty days (“economic hedges”). The Company continues to have exposure to foreign currency risks to the extent they are not hedged. The Company adjusts any economic hedges to fair value through the consolidated statements of operations primarily within “other expense, net.” Therefore, the changes in valuation of the underlying items being economically hedged are offset by the changes in fair value of the forward foreign currency exchange contracts. The Company did not have material gains or losses related to the forward foreign currency exchange contracts during fiscal 2017, 2016 and 2015. A hypothetical 10% change in foreign currency exchange rates under the forward foreign currency exchange contracts outstanding at July 1, 2017, would result in an increase or decrease of approximately $10.0 million to the fair value of the forward foreign currency exchange contracts, which would generally be offset by an opposite effect on the underlying exposure being economically hedged. See Note 4 to the Company’s consolidated financial statements included in Item 15 of this Annual Report on Form 10-K for further discussion on derivative financial instruments.

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

Management’s Report on Internal Control Over Financial Reporting

The Company’s management, including its Chief Executive Officer and Chief Financial Officer, is responsible for establishing and maintaining adequate internal control over financial reporting as defined in Rules 13a-15(f) and 15(d)-15(f) under the Exchange Act. The Company’s internal control over financial reporting is designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles in the United States of America. Because of inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, controls may become inadequate because of changes in conditions, or the degree of compliance with policies or procedures may deteriorate. Management conducted an evaluation of the effectiveness of the Company’s internal control over financial reporting as of July 1, 2017. In making this assessment, management used the 2013 framework established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and concluded that the Company maintained effective internal control over financial reporting as of July 1, 2017.

The Company acquired Premier Farnell Plc. (“PF”) on October 17, 2016. Management excluded PF from its assessment of the effectiveness of the Company’s internal control over financial reporting as of July 1, 2017. PF represented approximately 15% of the Company’s total consolidated assets as of July 1, 2017, and approximately 5% of the Company’s total consolidated sales for the fiscal year ended July 1, 2017.

The Company’s independent registered public accounting firm, KPMG LLP, has audited the effectiveness of the Company’s internal controls over financial reporting as of July 1, 2017, as stated in its audit report which is included herein.

Changes in Internal Control Over Financial Reporting

During the fourth quarter of fiscal 2017, there were no changes to the Company’s internal control over financial reporting (as defined in Rule 13a-15(f) of the Exchange Act) that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

Item 9B. Other Information

Not applicable.

PART III

Item 10. Directors, Executive Officers and Corporate Governance

The information called for by Item 10 is incorporated in this Report by reference to the Company’s definitive proxy statement relating to the Annual Meeting of Stockholders anticipated to be held on November 9, 2017.

Item 11. Executive Compensation

The information called for by Item 11 is incorporated in this Report by reference to the Company’s definitive proxy statement relating to the Annual Meeting of Stockholders anticipated to be held on November 9, 2017.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The information called for by Item 12 is incorporated in this Report by reference to the Company’s definitive proxy statement relating to the Annual Meeting of Stockholders anticipated to be held on November 9, 2017.

Item 13. Certain Relationships and Related Transactions, and Director Independence

The information called for by Item 13 is incorporated in this Report by reference to the Company’s definitive proxy statement relating to the Annual Meeting of Shareholders anticipated to be held on November 9, 2017.

Item 14. Principal Accounting Fees and Services

The information called for by Item 14 is incorporated in this Report by reference to the Company’s definitive proxy statement relating to the Annual Meeting of Stockholders anticipated to be held on November 9, 2017.

PART IV

Item 15. Exhibits and Financial Statement Schedules

a. The following documents are filed as part of this Report:

		Page

1.	Consolidated Financial Statements:

	Report of Independent Registered Public Accounting Firm	41

	Avnet, Inc. and Subsidiaries Consolidated Financial Statements:

	Consolidated Balance Sheets at July 1, 2017 and July 2, 2016	42

	Consolidated Statements of Operations for the years ended July 1, 2017, July 2, 2016 and June 27, 2015	43

	Consolidated Statements of Comprehensive Income for the years ended July 1, 2017, July 2, 2016 and June 27, 2015	44

	Consolidated Statements of Shareholders’ Equity for the years ended July 1, 2017, July 2, 2016, and June 27, 2015	45

	Consolidated Statements of Cash Flows for the years ended July 1, 2017, July 2, 2016 and June 27, 2015	46

	Notes to Consolidated Financial Statements	47

2.	Financial Statement Schedule:

	Schedule II (Valuation and Qualifying Accounts) for the years ended July 1, 2017, July 2, 2016 and June 27, 2015	81

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

AVNET, INC. (Registrant)
Date: August 16, 2017	By:	/s/ WILLIAM J. AMELIO
William J. Amelio
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

Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the Registrant and in the capacities indicated on August 16, 2017.

Signature	Title

/s/ WILLIAM J. AMELIO William J. Amelio	Chief Executive Officer and Director (Principal Executive Officer)

/s/ WILLIAM H. SCHUMANN, III William H. Schumann, III	Chairman of the Board and Director

/s/ RODNEY C. ADKINS Rodney C. Adkins	Director

/s/ J. VERONICA BIGGINS J. Veronica Biggins	Director

/s/ MICHAEL A. BRADLEY Michael A. Bradley	Director

/s/ R. KERRY CLARK R. Kerry Clark	Director

/s/ JAMES A. LAWRENCE James A. Lawrence	Director

/s/ AVID MODJTABAI Avid Modjtabai	Director

/s/ KEVIN MORIARTY Kevin Moriarty	Senior Vice President, Chief Financial Officer (Principal Financial and Accounting Officer)

Report of Independent Registered Public Accounting Firm

The Board of Directors and Shareholders

Avnet, Inc.:

We have audited the accompanying consolidated balance sheets of Avnet, Inc. and subsidiaries (Avnet) as of July 1, 2017 and July 2, 2016, and the related consolidated statements of operations, comprehensive income, shareholders’ equity, and cash flows for each of the years in the three-year period ended July 1, 2017. In connection with our audits of the consolidated financial statements, we have also audited the financial statement schedule for each of the years in the three-year period ended July 1, 2017, as listed in the accompanying index. We also have audited Avnet’s internal control over financial reporting as of July 1, 2017, based on the criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Avnet’s management is responsible for these consolidated financial statements, for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Report on Internal Control Over Financial Reporting. Our responsibility is to express an opinion on these consolidated financial statements and financial statement schedule and an opinion on Avnet’s internal control over financial reporting based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Avnet as of July 1, 2017 and July 2, 2016, and the results of their operations and their cash flows for each of the years in the three-year period ended July 1, 2017, in conformity with U.S. generally accepted accounting principles. Also in our opinion, the related financial statement schedule for each of the years in the three-year period ended July 1, 2017, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein. Furthermore, in our opinion, Avnet maintained, in all material respects, effective internal control over financial reporting as of July 1, 2017, based on the criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission.

The Company acquired Premier Farnell Plc (PF) on October 17, 2016. Management excluded PF from its assessment of the effectiveness of internal control over financial reporting as of July 1, 2017. PF represented approximately 15% of the Company’s total consolidated assets as of July 1, 2017, and approximately 5% of the Company’s total consolidated sales for the fiscal year ended July 1, 2017. Our audit of internal control over financial reporting of Avnet also excluded an evaluation of the internal control over financial reporting of PF.

/s/ KPMG LLP

Phoenix, Arizona

August 16, 2017

AVNET, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

	July 1,	July 2,
	2017	2016
	(Thousands, except share
	amounts)
ASSETS
Current assets:
Cash and cash equivalents	$836,384	$1,031,478
Marketable securities	281,326	—
Receivables, less allowances of $47,272 and $27,448, respectively	3,337,624	2,769,906
Inventories	2,824,709	2,559,921
Prepaid and other current assets	253,765	73,786
Current assets of discontinued operations	—	2,568,882
Total current assets	7,533,808	9,003,973
Property, plant and equipment, net	519,575	453,209
Goodwill	1,148,347	621,852
Intangible assets, net	277,291	22,571
Other assets	220,568	239,133
Non-current assets of discontinued operations	—	899,067
Total assets	$9,699,589	$11,239,805
LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Short-term debt	$50,113	$1,152,599
Accounts payable	1,861,635	1,590,777
Accrued expenses and other	542,023	394,888
Current liabilities of discontinued operations	—	1,804,229
Total current liabilities	2,453,771	4,942,493
Long-term debt	1,729,212	1,339,204
Other liabilities	334,538	223,053
Non-current liabilities of discontinued operations	—	43,769
Total liabilities	4,517,521	6,548,519
Commitments and contingencies (Notes 12 and 14)
Shareholders’ equity:
Common stock $1.00 par; authorized 300,000,000 shares; issued 123,080,952 shares and 127,377,466 shares, respectively	123,081	127,377
Additional paid-in capital	1,503,490	1,452,413
Retained earnings	3,799,363	3,632,271
Accumulated other comprehensive loss	(243,866)	(520,775)
Total shareholders’ equity	5,182,068	4,691,286
Total liabilities and shareholders’ equity	$9,699,589	$11,239,805

See notes to consolidated financial statements.

AVNET, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

	Years Ended
	July 1,	July 2,	June 27,
	2017	2016	2015
	(Thousands, except per share amounts)
Sales	$17,439,963	$16,740,597	$17,655,319
Cost of sales	15,070,521	14,662,651	15,445,184
Gross profit	2,369,442	2,077,946	2,210,135
Selling, general and administrative expenses	1,770,627	1,460,273	1,515,141
Restructuring, integration and other expenses	137,415	44,761	41,848
Operating income	461,400	572,912	653,146
Other (expense) income, net	(44,305)	(2,963)	5,445
Interest expense	(106,691)	(91,936)	(87,080)
Income from continuing operations before taxes	310,404	478,013	571,511
Income tax expense	47,053	87,104	86,136
Income from continuing operations, net of tax	263,351	390,909	485,375
Income from discontinued operations, net of tax	39,571	115,622	86,538
Gain on sale of discontinued operations, net of tax	222,356	—	—
Income from discontinued operations, net of tax	261,927	115,622	86,538
Net income	525,278	506,531	571,913

Earnings per share - basic:
Continuing operations	$2.07	$2.99	$3.55
Discontinued operations	2.06	0.88	0.63
Net income per share basic	$4.13	3.87	4.18

Earnings per share - diluted:
Continuing operations	$2.05	2.93	3.50
Discontinued operations	2.03	0.87	0.62
Net income per share diluted	$4.08	3.80	4.12

Shares used to compute earnings per share:
Basic	127,032	130,858	136,688
Diluted	128,651	133,173	138,791
Cash dividends paid per common share	$0.70	$0.68	$0.64

See notes to consolidated financial statements.

AVNET, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

	Years Ended
	July 1,	July 2,	June 27,
	2017	2016	2015
	(Thousands)
Net income	$525,278	$506,531	$571,913
Other comprehensive income (loss), net of tax:
Foreign currency translation adjustments and other	94,116	(45,355)	(561,022)
Recognized translation loss and other from divestiture (Note 3)	181,465	—	—
Pension adjustments, net	1,328	(34,382)	(19,528)
Total comprehensive income (loss)	$802,187	$426,794	$(8,637)

See notes to consolidated financial statements.

AVNET, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY

Years Ended July 1, 2017, July 2, 2016 and June 27, 2015

					Accumulated
	Common	Common	Additional		Other	Total
	Stock-	Stock-	Paid-In	Retained	Comprehensive	Shareholders’
	Shares	Amount	Capital	Earnings	Income (Loss)	Equity
	(Thousands)
Balance, June 28, 2014	138,286	$138,286	1,354,988	3,257,407	139,512	4,890,193
Net income	—	—	—	571,913	—	571,913
Translation adjustments	—	—	—	—	(561,022)	(561,022)
Pension liability adjustments, net of tax of $7,540	—	—	—	—	(19,528)	(19,528)
Cash dividends	—	—	—	(87,330)	—	(87,330)
Repurchases of common stock	(4,001)	(4,001)	—	(159,391)	—	(163,392)
Stock-based compensation, including related tax benefits of $4,370	1,211	1,211	52,976	—	—	54,187
Balance, June 27, 2015	135,496	135,496	1,407,964	3,582,599	(441,038)	4,685,021
Net income	—	—	—	506,531	—	506,531
Translation adjustments	—	—	—	—	(45,355)	(45,355)
Pension liability adjustments, net of tax of $21,356	—	—	—	—	(34,382)	(34,382)
Cash dividends	—	—	—	(88,594)	—	(88,594)
Repurchases of common stock	(9,270)	(9,270)	—	(368,265)	—	(377,535)
Stock-based compensation	1,151	1,151	44,449	—	—	45,600
Balance, July 2, 2016	127,377	127,377	1,452,413	3,632,271	(520,775)	4,691,286
Net income	—	—	—	525,278	—	525,278
Translation adjustments and other	—	—	—	—	275,581	275,581
Pension liability adjustments, net of tax of $1,181	—	—	—	—	1,328	1,328
Cash dividends	—	—	—	(88,657)	—	(88,657)
Repurchases of common stock	(6,355)	(6,355)	—	(269,529)	—	(275,884)
Stock-based compensation	2,059	2,059	51,077	—	—	53,136
Balance, July 1, 2017	123,081	$123,081	$1,503,490	$3,799,363	$(243,866)	$5,182,068

See notes to consolidated financial statements.

AVNET, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Years Ended
	July 1,	July 2,	June 27,
	2017	2016	2015
	(Thousands)
Cash flows from operating activities:
Net income	$525,278	$506,531	$571,913
Less: Income from discontinued operations, net of tax	261,927	115,622	86,538
Income from continuing operations	263,351	390,909	485,375

Non-cash and other reconciling items:
Depreciation	101,407	70,344	66,436
Amortization	53,953	9,246	15,755
Deferred income taxes	(17,705)	107,598	8,697
Stock-based compensation	47,686	56,908	62,006
Other, net	29,104	29,379	55,964
Changes in (net of effects from businesses acquired and divested):
Receivables	(371,820)	191,209	(247,645)
Inventories	84,408	(416,644)	(78,339)
Accounts payable	163,604	(326,217)	117,513
Accrued expenses and other, net	(132,941)	(161,607)	(167,907)
Net cash flows provided (used) by operating activities - continuing operations	221,047	(48,875)	317,855
Net cash flows (used) provided by operating activities - discontinued operations	(589,738)	273,190	266,028
Net cash flows (used) provided by operating activities	(368,691)	224,315	583,883

Cash flows from financing activities:
Issuance of notes, net of issuance costs	296,374	541,500	—
Repayment of notes	(530,800)	(250,000)	—
Borrowings (repayments) under accounts receivable securitization, net	(588,000)	79,996	34,362
Borrowings (repayments) under senior unsecured credit facility, net	(50,029)	101,200	38,000
Borrowings (repayments) under bank credit facilities and other debt, net	27,877	18,695	(108,486)
Borrowings of term loans	530,756	—	—
Repayments of term loans	(511,358)	—	—
Repurchases of common stock	(275,884)	(380,943)	(159,984)
Dividends paid on common stock	(88,657)	(88,594)	(87,330)
Other, net	(1,870)	(11,448)	(13,502)
Net cash flows (used) provided by financing activities - continuing operations	(1,191,591)	10,406	(296,940)
Net cash flows provided (used) by financing activities - discontinued operations	3,447	22,949	(44,048)
Net cash flows (used) provided by financing activities	(1,188,144)	33,355	(340,988)

Cash flows from investing activities:
Purchases of property, plant and equipment	(120,397)	(137,375)	(133,356)
Acquisitions of businesses, net of cash acquired (Note 2)	(802,744)	—	—
Other, net	18,656	15,574	(11,705)
Net cash flows used for investing activities - continuing operations	(904,485)	(121,801)	(145,061)
Net cash flows provided (used) by investing activities - discontinued operations	2,242,959	(30,712)	(41,282)
Net cash flows provided (used) by investing activities	1,338,474	(152,513)	(186,343)

Effect of currency exchange rate changes on cash and cash equivalents	23,267	(6,232)	(52,970)

Cash and cash equivalents:
— (decrease) increase	(195,094)	98,925	3,582
— at beginning of period	1,031,478	932,553	928,971
— at end of period	$836,384	$1,031,478	$932,553

Additional cash flow information (Note 16)

See notes to consolidated financial statements.

AVNET, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1. Summary of significant accounting policies

Basis of presentation — The accompanying consolidated financial statements include the accounts of Avnet, Inc. and all of its majority-owned and controlled subsidiaries (the “Company” or “Avnet”). All intercompany and intracompany accounts and transactions have been eliminated. Unless indicated otherwise, the information in the Notes to the consolidated financial statements relates to the Company's continuing operations and does not include the results of discontinued operations.

Reclassifications — Certain prior period amounts have been reclassified to conform to the current-period presentation including the presentation of discontinued operations.

Fiscal year — The Company operates on a “52/53 week” fiscal year, which ends on the Saturday closest to June 30th. Fiscal 2017 and 2015 contain 52 weeks compared to 53 weeks in fiscal 2016. Unless otherwise noted, all references to “fiscal” or any other “year” shall mean the Company’s fiscal year.

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

Cash and cash equivalents — The Company considers all highly liquid investments with an original maturity of three months or less including money market funds to be cash equivalents.

Inventories — Inventories, comprised principally of finished goods, are stated at the lower of cost or net realizable value, whichever is lower. The Company regularly reviews the cost of inventory against its estimated net realizable value, considering historical experience and any contractual rights of return, stock rotations, obsolescence allowances or price protections provided by the Company’s suppliers, and records a lower of cost or net realizable value write-down if any inventories have a cost in excess of their estimated net realizable value. The Company does not incorporate any non-contractual protections when estimating the net realizable value of its inventories.

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

Goodwill — Goodwill represents the excess of the purchase price of acquired businesses over the estimated fair value assigned to the individual assets acquired and liabilities assumed. The Company does not amortize goodwill, but instead tests goodwill for impairment at least annually in the fourth quarter and, if necessary, records any impairment resulting from such goodwill impairment testing as a component of operating expenses. Impairment testing is performed at the reporting unit level, and the Company had four reporting units as of the fiscal 2017 annual goodwill impairment testing date defined as each of the three regions (Americas, EMEA, and Asia Pacific) within the Company’s Electronic Components operating segment and the Premier Farnell operating segment. The Company will perform an interim impairment test between required annual tests if facts and circumstances indicate that it is more likely than not that the fair value of a reporting unit that has goodwill is less than its carrying value.

In performing goodwill impairment testing, the Company may first make a qualitative assessment of whether it is more-likely-than-not that a reporting unit’s fair value is less than its carrying value. If the qualitative assessment indicates it is more-likely-than-not that a reporting unit’s fair value is not greater than its carrying value, the Company must perform a quantitative impairment test. The Company defines the fair value of a reporting unit as the price that would be received to sell the reporting unit as a whole in an orderly transaction between market participants as of the impairment test date. To determine the fair value of a reporting unit, the Company primarily uses the income approach methodology of valuation, which includes the discounted cash flow method, and the market approach methodology of valuation, which considers values of comparable businesses to estimate the fair value of the Company’s reporting units.

Significant management judgment is required when estimating the fair value of the Company’s reporting units from a market participant perspective including the forecasting of future operating results, the discount rates and expected future growth rates used in the discounted cash flow method of valuation, and in the selection of comparable businesses and related market multiples that are used in the market approach. If the estimated fair value of a reporting unit exceeds the carrying value assigned to that reporting unit, goodwill is not impaired. If the estimated fair value of a reporting unit is less than the carrying value assigned to that reporting unit, then a goodwill impairment loss is measured based on such difference.

AVNET, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Foreign currency translation — The assets and liabilities of foreign operations are translated into U.S. Dollars at the exchange rates in effect at the balance sheet date, with the related translation adjustments reported as a separate component of shareholders’ equity and comprehensive income. Results of operations are translated using the average exchange rates prevailing throughout the period. Transactions denominated in currencies other than the functional currency of the Avnet subsidiaries that are party to the transactions are remeasured at exchange rates in effect at the balance sheet date or upon settlement of the transaction. Gains and losses from such remeasurements are recorded in the consolidated statements of operations as a component of “other (expense) income, net.”

Income taxes — The Company follows the asset and liability method of accounting for income taxes. Deferred income tax assets and liabilities are recognized for the estimated future tax impact of differences between the consolidated financial statement carrying amounts of assets and liabilities and their respective tax bases. Deferred income tax assets and liabilities are measured using enacted tax rates in effect for the year in which those temporary differences are expected to be recovered or settled. The effect on deferred income tax assets and liabilities of a change in tax rates is recognized within income tax expense in the period in which the new rate is enacted. Based upon historical and estimated levels of future taxable income and analysis of other key factors, the Company may increase or decrease a valuation allowance against its deferred tax assets, as deemed necessary, to state such assets at their estimated net realizable value.

The Company establishes contingent liabilities for potentially unfavorable outcomes of positions taken on certain tax matters. These liabilities are based on management’s assessment of whether a tax benefit is more likely than not to be sustained upon examination by the relevant tax authorities. There may be differences between the estimated and actual outcomes of these matters that may result in future changes in estimates to such unrecognized tax benefits. To the extent such changes in estimates are required; the Company’s effective tax rate may potentially fluctuate as a result. In accordance with the Company’s accounting policies, accrued interest and penalties related to unrecognized tax benefits are recorded as a component of income tax expense.

Self-insurance — In the U.S., the Company is primarily self-insured for medical, workers’ compensation, and general, product and automobile liability costs; however, the Company also has stop-loss insurance policies in place to limit the Company’s exposure to individual and aggregate claims made. Liabilities for these programs are estimated based upon outstanding claims and claims estimated to be incurred but not yet reported based upon historical loss experience. These estimates are subject to variability due to changes in trends of losses for outstanding claims and incurred but not reported claims, including external factors such as the number of and cost of claims, benefit level changes and claim settlement patterns.

Revenue recognition — Revenue from the sale of products or services is recognized when persuasive evidence of an arrangement exists, delivery has occurred or services have been rendered, the sales price is fixed or determinable and collectability is reasonably assured. Generally, these criteria are met upon either shipment or delivery to customers, depending upon the sales terms.

In addition, the Company has certain contractual relationships with its customers and suppliers whereby Avnet assumes an agency relationship in the sales transaction primarily related to the performance of fulfillment logistics services to deliver product for which the Company is not the primary obligor. In such agency arrangements, the Company recognizes the net fee associated with serving as an agent within sales with no associated cost of sales.

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

Vendor allowances and consideration  — Consideration received from suppliers for price protection, product rebates, marketing/promotional activities, or any other programs are recorded when earned under the terms and conditions of such supplier programs as adjustments to product costs or selling, general and administrative expenses depending upon the nature and contractual requirements related to the consideration received. Some of these supplier programs require management to make estimates and may extend over one or more reporting periods.

Comprehensive income — Comprehensive income (loss) represents net income for the year adjusted for certain changes in shareholders’ equity. Accumulated comprehensive income items impacting comprehensive income (loss) includes foreign currency translation and the impact of the Company’s pension liability adjustments, net of tax.

Stock-based compensation — The Company measures stock-based payments at fair value and generally recognizes the associated operating expense in the consolidated statement of operations over the requisite service period (see Note 13). A stock-based payment is considered vested for accounting expense attribution purposes when the employee’s retention of the award is no longer contingent on providing continued service. Accordingly, the Company recognizes all stock-based compensation expense for awards granted to retirement eligible employees over the period from the grant date to the date retirement eligibility is achieved, if less than the stated requisite service period. The expense attribution approach for retirement eligible employees does not affect the overall amount of compensation expense recognized, but instead accelerates the recognition of expense.

Restructuring and exit activities — The determination of when the Company accrues for involuntary termination benefits under restructuring plans depends on whether the termination benefits are provided under an on-going benefit arrangement or under a one-time benefit arrangement. The Company accounts for on-going benefit arrangements in accordance with ASC 712 Nonretirement Postemployment Benefits and accounts for one-time benefit arrangements in accordance with ASC 420 Exit or Disposal Cost Obligations. If applicable, the Company records such costs into operating expense over the terminated employee’s future service period beyond any minimum retention period. Other costs associated with restructuring or exit activities may include contract termination costs including operating leases and impairments of long-lived assets, which are expensed in accordance with ASC 420 and ASC 360 Exit or Disposal Cost Obligations and Property, Plant and Equipment, respectively.

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

AVNET, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Concentration of credit risk — Financial instruments that potentially subject the Company to a concentration of credit risk principally consist of cash and cash equivalents, marketable securities and trade accounts receivable. The Company invests its excess cash primarily in overnight time deposits and institutional money market funds with highly rated financial institutions. To reduce credit risk, management performs ongoing credit evaluations of its customers’ financial condition and, in some instances, has obtained credit insurance coverage to reduce such risk. The Company maintains reserves for potential credit losses from customers, but has not historically experienced material losses related to individual customers or groups of customers in any particular end market or geographic area.

Fair value — The Company measures financial assets and liabilities at fair value based upon an exit price, representing the amount that would be received from the sale of an asset or paid to transfer a liability, in an orderly transaction between market participants. ASC 820, Fair Value Measurements, requires inputs used in valuation techniques for measuring fair value on a recurring or non-recurring basis be assigned to a hierarchical level as follows: Level 1 are observable inputs that reflect quoted prices for identical assets or liabilities in active markets. Level 2 are observable market-based inputs or unobservable inputs that are corroborated by market data and Level 3 are unobservable inputs that are not corroborated by market data. During fiscal 2017, 2016, and 2015, there were no transfers of assets measured at fair value between the three levels of the fair value hierarchy. The carrying amounts of the Company’s financial instruments, including cash and cash equivalents, receivables and accounts payable approximate their fair values at July 1, 2017 due to the short-term nature of these assets and liabilities. At July 1, 2017, and July 2, 2016, the Company had $208.3 million and $8.7 million, respectively, of cash equivalents that were measured at fair value based upon Level 1 criteria. The Company’s investments in marketable securities were also measured at fair value based upon Level 1 criteria. See Note 8 for discussion of the fair value of the Company’s long-term debt and Note 11 for a discussion of the fair value of the Company’s pension plan assets.

Derivative financial instruments — See Note 4 for discussion of the Company’s accounting policies related to derivative financial instruments.

Marketable securities — The Company determines the classification of investments in marketable securities at the time of acquisition and reevaluates such designation at each reporting period. The Company has classified its investment in marketable securities as trading with any realized or unrealized changes in fair value being classified within other (expense) income, net in the consolidated statements of operations. See Note 3 for further discussion about marketable securities.

Accounts receivable securitization — The Company has an accounts receivable securitization program whereby the Company sells certain receivables and retains a subordinated interest and servicing rights to those receivables. The securitization program does not qualify for off balance sheet sales accounting and is accounted for as a secured financing as discussed further in Note 8.

Recently adopted accounting pronouncements — In January 2017, the FASB issued Accounting Standards Update 2017-04, Intangibles-Goodwill and Other (Topic 350): Simplifying the Test for Goodwill Impairment (“ASU 2017-04”). The amendments in ASU 2017-04 simplify the subsequent measurement of goodwill by eliminating “step two” from the quantitative goodwill impairment test. Under the new guidance, an entity performs its annual, or interim, goodwill impairment test by comparing the estimated fair value of a reporting unit with its carrying amount and recognizes an impairment charge for the amount by which the carrying amount exceeds the reporting unit’s estimated fair value, not to exceed the carrying amount of goodwill allocated to the reporting unit. Additionally, an entity should consider income

AVNET, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

tax effects from any tax-deductible goodwill on the carrying amount of the reporting unit when measuring the goodwill impairment loss, if applicable. An entity will continue to have the option to perform a qualitative assessment to determine if a quantitative impairment test is necessary. The same one-step impairment test will be applied to goodwill at all reporting units, even those with zero or negative carrying amounts. Entities will be required to disclose the amount of goodwill at reporting units with zero or negative carrying amounts. ASU 2017-04 is effective for annual reporting periods, including interim periods within those periods, beginning after December 15, 2019, with early adoption permitted. The Company has early adopted this standard during the fourth quarter of fiscal 2017 in connection with its required annual goodwill impairment test, which did not have an impact on its consolidated financial statements.

In August 2016, the FASB issued Accounting Standards Update No. 2016-15, Statement of Cash Flows (Topic 230): Classification of Certain Cash Receipts and Cash Payments (“ASU 2016-15”). The update provides guidance for eight specific cash flow classification issues with respect to how certain cash receipts and cash payments are presented and classified within the statement of cash flows in an effort to reduce existing diversity in practice. The standard is effective for fiscal years beginning after December 15, 2017, including interim periods within those fiscal years. Early adoption is permitted, including adoption in an interim period. ASU 2016-15 should be applied using a retrospective transition method to each period presented. The Company early adopted ASU 2016-15 during fiscal 2017, which had no impact on its consolidated statements of cash flows.

2. Acquisitions

Fiscal 2017 Acquisitions

Premier Farnell

On October 17, 2016, the Company acquired all of the outstanding shares of Premier Farnell Plc (“PF”), a global distributor of electronic components and related products delivering engineering solutions to the electronic system design community utilizing multi-channel sales and marketing resources.

The cash consideration paid for the PF acquisition was approximately $841 million, which consisted of £1.85 per share of PF common stock. Additionally, Avnet assumed $242.8 million of debt at fair value. The PF business and the goodwill acquired is being integrated into Avnet’s continuing operations and is considered a reportable segment at the end of fiscal 2017.

In connection with the acquisition of PF, the Company incurred certain acquisition related costs during fiscal 2017, including approximately $19.0 million of acquisition related professional fees and closing costs included within restructuring, integration and other expenses, and approximately $45.0 million of expenses within other (expense) income, net for acquisition financing related fees including foreign currency economic hedging costs and bridge financing commitment fees. Since the date of acquisition, PF contributed approximately $22.0 million of income from continuing operations during fiscal 2017.

AVNET, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Preliminary allocation of purchase price

The Company has not yet completed its evaluation and determination of certain assets and liabilities acquired, primarily (i) the final valuation of software and technology related amortizable intangible assets acquired; and (ii) the final assessment and valuation of certain income tax accounts. During the fourth quarter of fiscal 2017, the Company updated its estimated acquisition date fair values for assets acquired and liabilities assumed, the most significant of which resulted in a decrease in goodwill of $21.1 million, a decrease in property, plant and equipment of $3.6 million, a decrease in inventories of $6.6 million, a decrease in accounts payable, accrued liabilities and other current liabilities of $21.2 million and a decrease in other long-term liabilities of $10.1 million. The Company expects the final valuations and assessments will be completed by the first quarter of fiscal 2018, which may result in adjustments to the preliminary values included in the following table:

Preliminary Acquisition Method Values
(Thousands)
Cash	$46,354
Trade and other receivables, net	187,303
Inventories	328,037
Property, plant and equipment	52,621
Intangible assets	295,112
Total identifiable assets acquired	$909,427

Accounts payable, accrued liabilities and other current liabilities	$160,724
Short-term debt	242,814
Other long-term liabilities	140,431
Total identifiable liabilities acquired	$543,969
Net identifiable assets acquired	365,458
Goodwill	475,862
Net assets acquired	$841,320

Trade receivables of $160.4 million were recorded at estimated fair value amounts; however, adjustments to acquired amounts were not significant as book value approximated fair value due to the short-term nature of trade receivables.

Approximately $10.0 million of goodwill associated with the PF acquisition is expected to be deductible for tax purposes.

Pro forma and historical results (Unaudited)

Unaudited pro forma information from continuing operations is presented as if the acquisition of PF occurred at the beginning of fiscal 2016. The pro forma information presented below does not purport to present what actual results would have been had the acquisition in fact occurred at the beginning of fiscal 2016, nor does the information project results for any future period.

AVNET, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

	Years Ended
	July 1,	July 2,
	2017	2016
	(Millions, except per share data)
Pro forma sales (unaudited)	$17,818	$18,102
Pro forma net income (unaudited)	297	398
Pro forma net income per fully diluted share (unaudited)	2.31	2.99

Pro forma results from continuing operations exclude any benefits that may result from the acquisition due to synergies derived from sales opportunities and the elimination of any duplicative costs. Pro forma results exclude results of discontinued operations and restructuring, acquisition and divestiture related expenses incurred by PF in their historical results of operations and include amortization expense associated with identifiable intangible assets related to the Company’s acquisition of PF. Pro forma results also exclude interest expense related to acquired long-term debt that was repaid in connection with the acquisition,  and other expense related to historical divestiture and debt redemption losses. Since the date of acquisition through the end of fiscal 2017, PF generated sales of $965.9 million.

During November 2016, the Company acquired Hackster, Inc. (“Hackster”), a start-up online community of engineers, makers and hobbyists. The purchase price of Hackster was not material to the Company’s consolidated financial statements.

3. Discontinued operations and gain on sale of discontinued operations

In February 2017, the Company completed the sale of its Technology Solutions operating group (“TS” or the “TS Business”) to Tech Data Corporation (the “Buyer”), for approximately $2.86 billion in a combination of $2.61 billion in cash including estimated closing adjustments discussed further below and 2.8 million shares of the Buyer valued at $247.2 million at closing. The TS Business has been classified as a discontinued operation in the consolidated financial statements for all periods presented as the sale of the TS Business represented a strategic shift to Avnet.

In connection with the closing of the TS sale, the Company recognized a gain on sale of discontinued operations, net of tax of $222.4 million. Included in the measurement of the gain were estimates for the income taxes due on the gain and the additional cash consideration expected from the Buyer related to a closing date net working capital sales price adjustment. The Company is finalizing such net working capital sales price adjustment with the Buyer as provided for in the sales agreement. The Company has included its estimated amount due from the Buyer for the closing date net working capital sales price adjustment as the principal component of the $253.8 million of prepaid and other current assets as of July 1, 2017.  The final net working capital sales price adjustment, as determined through the established process outlined in the sales agreement, may be materially different from the Company’s estimate. The impact of any probable changes in the net working capital adjustment will be recorded as an adjustment to the gain on sale from discontinued operations in the period such change occurs. Additionally, the income taxes associated with the gain will be impacted by the final geographic allocation of the sales price, which must be agreed to with the Buyer as required in the sales agreement and may be materially different from the Company’s estimates. The impact of any changes in estimated income taxes on the gain will be recorded as an adjustment to the gain on sale from discontinued operations in the period such change in estimate occurs. The Company expects the net working capital sales price adjustment and the income tax on the gain to be finalized by the end of fiscal 2018.

AVNET, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The Buyer shares received by the Company are recorded within “Marketable securities” on the Company’s Consolidated Balance Sheets. The Company has classified these shares as trading securities in accordance with ASC 320 due to management having the intent to trade the securities. During fiscal 2017, the Company recorded $34.1 million of unrealized gains on the shares due to changes in fair value between the closing date and July 1, 2017, which are recorded in “Other (expense) income, net” on the Consolidated Statements of Operations using Level 1 quoted active market prices. The definitive sales agreement includes time based contractual restrictions from the closing date related to the Company’s sale of Buyer shares including a 6-month restriction for 50 percent of the shares and a 12-month restriction for the remaining 50 percent. During the fourth quarter of fiscal 2017, the Company entered into economic hedges for the shares during the contractual restriction periods through the purchase of derivative financial instruments, which economically fixes the amount that will be realized upon the sale of the shares at approximately $247 million. The changes in fair value related to such economic share price hedge are also recorded within other (expense) income, net and offset changes in fair value of the underlying shares.

In connection with the sale of the TS Business, the Company entered into a Transition Services Agreement (“TSA”), pursuant to which the Buyer will pay the Company to provide certain information technology, distribution, facilities, finance and human resources related services for various periods of time depending upon the services not to exceed approximately two years from the closing date. Expenses incurred by the Company to provide such services under the TSA are classified within selling, general and administrative expenses and amounts billed to the Buyer to provide such services are classified as a reduction of such expenses. At the end of fiscal 2017, the Buyer had initiated the termination of several TSA services and substantially all TSA services are expected to be terminated by the end of fiscal 2018.

Financial results of the TS Business through the closing date are presented as “Income from discontinued operations, net of tax” and “Gain on sale of discontinued operations, net of tax” on the Consolidated Statements of Operations. Included within the gain on sale is $181.5 million of expense reclassified out of accumulated comprehensive income primarily related to TS Business cumulative translation adjustments. The assets and liabilities of the TS Business are presented as “Current assets of discontinued operations”, “Non-current assets of discontinued operations”, “Current liabilities of discontinued operations” and “Non-current liabilities of discontinued operations” on the July 2, 2016, Consolidated Balance Sheet. Cash flows associated with the TS Business, including the cash proceeds from its sale are reported as discontinued operations in the consolidated statements of cash flows for all periods presented.

AVNET, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Summarized results of discontinued operations for fiscal 2017, fiscal 2016 and fiscal 2015, are as follows:

	Years Ended
	July 1,	July 2,	June 27,
	2017	2016	2015
	(Thousands)
Sales	$5,432,140	$9,478,682	$10,269,338
Cost of sales	4,883,945	8,519,117	9,286,353
Gross profit	548,195	959,565	982,985
Selling, general and administrative expenses	430,003	710,251	759,501
Restructuring, integration and other expenses	7,280	34,557	48,957
Operating income	110,912	214,757	174,527
Interest and other expense, net	(24,291)	(22,261)	(33,073)
Income from discontinued operations before income taxes	86,621	192,496	141,454
Income tax expense	47,050	76,874	54,916
Income from discontinued operations, net of taxes	39,571	115,622	86,538
Gain on sale of discontinued operations, net of taxes	222,356	—	—
Income from discontinued operations, net of taxes	$261,927	$115,622	$86,538

Included within selling, general and administrative expenses of discontinued operations was $34.9 million, $47.3 million and $48.9 million of corporate expenses specific to or benefiting the TS Business for fiscal 2017, fiscal 2016, and fiscal 2015, respectively. Corporate costs related to general overhead were not allocated to the TS Business. Subsequent to the first quarter of fiscal 2017, depreciation and amortization of the TS Business long-lived assets ceased due to the TS Business being classified as held for sale.

Summarized assets and liabilities of the TS Business as of July 2, 2016, are as follows:

July 2, 2016
(Thousands)
Receivables, less allowances of $39,356	$2,205,213
Inventories	296,310
Prepaid and other current assets	67,359
Total current assets of discontinued operations	2,568,882
Property, plant and equipment, net	159,449
Goodwill	659,368
Intangible assets, net	55,826
Other assets	24,424
Total assets of discontinued operations	$3,467,949

Accounts payable	$1,643,004
Accrued expenses and other	161,225
Total current liabilities of discontinued operations	1,804,229
Other Long-term liabilities	43,769
Total liabilities of discontinued operations	$1,847,998

AVNET, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

4. Derivative financial instruments

Many of the Company’s subsidiaries purchase and sell products in currencies other than their functional currencies. This subjects the Company to the risks associated with fluctuations in foreign currency exchange rates. The Company reduces this risk by utilizing natural hedging (i.e., offsetting receivables and payables in the same foreign currency) as well as by creating offsetting positions through the use of derivative financial instruments, primarily forward foreign exchange contracts typically with maturities of less than 60 days (“economic hedges”). The Company continues to have exposure to foreign currency risks to the extent they are not hedged. The Company adjusts any economic hedges to fair value through the consolidated statements of operations primarily within “other (expense) income, net.” Therefore, the changes in valuation of the underlying items being economically hedged are classified in the same consolidated statements of operations line item as the changes in fair value of the forward foreign exchange contracts. The fair value of forward foreign currency exchange contracts, which are based upon Level 2 criteria under the ASC 820 fair value hierarchy, are classified in the captions “other current assets” or “accrued expenses and other,” as applicable, in the accompanying consolidated balance sheets as of July 1, 2017, and July 2, 2016. The Company’s master netting and other similar arrangements with various financial institutions related to derivative financial instruments allow for the right of offset. The Company’s policy is to present derivative financial instruments with the same counterparty as either a net asset or liability when the right of offset exists.

The Company generally does not hedge its investments in its foreign operations. The Company does not enter into derivative financial instruments for trading or speculative purposes and monitors the financial stability and credit standing of its counterparties.

The Company’s foreign currency exposure relates primarily to international transactions where the currency collected from customers can be different from the currency used to purchase from suppliers. The Company’s foreign operations transactions are denominated primarily in the following currencies: U.S. Dollar, Euro, British Pound, Japanese Yen, Chinese Yuan and Taiwan Dollar. The Company also, to a lesser extent, has foreign operations transactions primarily in Canadian, other European and Asian foreign currencies.

The fair values of derivative financial instruments in the Company’s consolidated balance sheets are as follows:

	July 1,	July 2,
	2017	2016
	(Thousands)
Forward foreign currency exchange contracts not receiving hedge accounting treatment recorded in:
Other current assets	$7,297	$9,681
Accrued expenses	4,142	6,369

In addition to amounts included in the above table, there was $34.0 million of accrued expenses related to a derivative financial instrument used to economically hedge the fair value changes in marketable securities discussed further in Note 3

AVNET, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The amount recorded to other (expense) income, net related to derivative financial instruments are as follows:

	Years Ended
	July 1,	July 2,	June 27,
	2017	2016	2015
	(Thousands)
Net derivative financial instrument (loss) gain	$(8,624)	$274	$(3,139)

Excluded from the above table is approximately $35.0 million of derivative financial instrument losses in other (expenses) income, net, that are associated with foreign currency derivative financial instruments purchased to economically hedge the British Pound purchase price of the PF acquisition as discussed in Note 2 and approximately $34.0 million of derivative financial instrument losses in other (expenses) income, net, that economically hedge the unrealized gain from marketable securities, which is also classified within other (expenses) income, net, as discussed further in Note 3.

The Company’s outstanding economic hedges had average maturities of 56 days and 55 days as of July 1, 2017, and July 2, 2016, respectively. Under the Company’s economic hedging policies, gains and losses on the derivative financial instruments are classified within the same line item in the consolidated statements of operations and as the underlying assets or liabilities being economically hedged.

5. Shareholders’ equity

Accumulated comprehensive income (loss)

The following table includes the balances within accumulated other comprehensive (loss) income:

	July 1,	July 2,	June 27,
	2017	2016	2015
	(Thousands)
Accumulated translation adjustments and other	$(86,647)	$(362,228)	$(316,873)
Accumulated pension liability adjustments, net of income taxes	(157,219)	(158,547)	(124,165)
Total accumulated other comprehensive (loss) income	$(243,866)	$(520,775)	$(441,038)

Amounts reclassified out of accumulated comprehensive income (loss), net of tax, to operating expenses and discontinued operations during fiscal 2017, 2016 and 2015 substantially all related to net periodic pension costs as discussed further in Note 11 and cumulative translation adjustment from the sale of the TS Business discussed further in Note 3.

AVNET, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Share repurchase program

In February 2017, the Company’s Board of Directors amended the Company’s existing share repurchase program to authorize the repurchase of up to $1.75 billion of common stock in the open market or through privately negotiated transactions. The timing and actual number of shares repurchased will depend on a variety of factors such as share price, corporate and regulatory requirements, and prevailing market conditions. During fiscal 2017, the Company repurchased 6.4 million shares under this program at an average market price of $43.41 per share for a total cost of $275.9 million. Repurchased shares were retired. Since the beginning of the repurchase program through the end of fiscal 2017, the Company has repurchased 37.7 million shares at an aggregate cost of $1.35 billion, and $399.1 million remains available for future repurchases under the share repurchase program.

Common stock dividend

During fiscal 2017, the Company paid dividends of $0.70 per common share and $88.7 million in total.

6. Property, plant and equipment, net

Property, plant and equipment are recorded at cost and consist of the following:

	July 1, 2017	July 2, 2016
	(Thousands)
Buildings	$136,846	$70,882
Machinery, fixtures and equipment	215,155	218,203
Information technology hardware and software	630,352	607,969
Leasehold improvements	99,208	129,156
Depreciable property, plant and equipment, gross	1,081,561	1,026,210
Accumulated depreciation	(667,700)	(665,055)
Depreciable property, plant and equipment, net	413,861	361,155
Land	41,627	37,492
Construction in progress	64,087	54,562
Property, plant and equipment, net	$519,575	$453,209

Depreciation expense related to property, plant and equipment was $101.4 million, $70.3 million and $66.4 million in fiscal 2017, 2016 and 2015, respectively. Interest expense capitalized during fiscal 2017, 2016 and 2015 was not material.

During the fourth quarter of fiscal 2017, the Company decided to implement a new global Enterprise Resource Planning (“ERP”) system. As a result of this decision, the estimated useful life of its existing ERP system in the Americas has been reduced to 24 months. Included as a component of restructuring, integration and other expenses was $16.0 million of accelerated depreciation expense as a result of such change in estimated useful life.

AVNET, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

7. Goodwill and intangible assets

The following table presents the change in goodwill balances by reportable segment for fiscal year 2017. All of the accumulated impairment was recognized in fiscal 2009.

	Electronic	Premier
	Components	Farnell	Total
	(Thousands)
Gross goodwill	$1,666,962	$—	$1,666,962
Accumulated impairment	(1,045,110)	—	(1,045,110)
Carrying value at July 2, 2016	621,852	—	621,852
Acquisitions	12,818	475,862	488,680
Foreign currency translation	378	37,437	37,815
Carrying value at July 1, 2017	$635,048	$513,299	$1,148,347
Gross goodwill	$1,680,158	$513,299	$2,193,457
Accumulated impairment	(1,045,110)	—	(1,045,110)
Carrying value at July 1, 2017	$635,048	$513,299	$1,148,347

Based upon the Company’s annual impairment tests performed in the fourth quarters of fiscal 2017, 2016 and 2015, there was no impairment of goodwill in the respective fiscal years. The goodwill impairment testing requirements and related assumptions used are described further in Note 1.

The following table presents the Company’s acquired identifiable intangible assets:

	July 1, 2017			July 2, 2016
	Acquired	Accumulated	Net Book	Acquired	Accumulated	Net Book
	Amount	Amortization	Value	Amount	Amortization	Value
	(Thousands)
Customer related	$277,865	$(79,578)	$198,287	$47,980	$(34,515)	$13,465
Trade name	46,915	(6,720)	40,195	3,746	(2,718)	1,028
Technology and other	50,369	(11,560)	38,809	12,356	(4,278)	8,078
	$375,149	$(97,858)	$277,291	$64,082	$(41,511)	$22,571

Intangible asset amortization expense was $54.0 million, $9.2 million and $15.8 million for fiscal 2017, 2016 and 2015, respectively. Intangible assets have a weighted average remaining useful life of approximately 4 years as of July 1, 2017. The following table presents the estimated future amortization expense for the next five fiscal years and thereafter (in thousands):

Fiscal Year
2018	77,884
2019	75,887
2020	74,164
2021	35,118
2022	10,834
Thereafter	3,404
Total	$277,291

AVNET, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

8. Debt

Short-term debt consists of the following:

	July 1, 2017	July 2, 2016	July 1, 2017	July 2, 2016
	Interest Rate		Carrying Balance
Bank credit facilities and other	2.27%	4.62%	$50,113	$122,599
Accounts receivable securitization program	—	0.93%	—	730,000
Notes due September 2016	—	6.63%	—	300,000
Short-term debt			$50,113	$1,152,599

Bank credit facilities and other consist of various committed and uncommitted lines of credit and other forms of bank debt with financial institutions utilized primarily to support the working capital requirements of the Company including its foreign operations.

In connection with the PF acquisition, discussed further in Note 2, the Company assumed debt including private placement notes, which the Company planned to repay in connection with the acquisition. During fiscal 2017, the Company paid $230.8 million to redeem the assumed private placement notes. The repayments were made with the proceeds from the issuance of $300 million 3.75% Notes due December 2021, discussed further below.

Long-term debt consists of the following:

	July 1, 2017	July 2, 2016	July 1, 2017	July 2, 2016
	Interest Rate		Carrying Balance
Revolving credit facilities:
Accounts receivable securitization program	1.53%	—	$142,000	$—
Credit Facility	2.77%	1.72%	99,970	150,000
Notes due:
June 2020	5.88%	5.88%	300,000	300,000
December 2021	3.75%	—	300,000	—
December 2022	4.88%	4.88%	350,000	350,000
April 2026	4.63%	4.63%	550,000	550,000
Other long-term debt	1.36%	1.92%	642	1,551
Long-term debt before discount and debt issuance costs			1,742,612	1,351,551
Discount and debt issuance costs - unamortized			(13,400)	(12,347)
Long-term debt			$1,729,212	$1,339,204

AVNET, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The Company has a five-year $1.25 billion senior unsecured revolving credit facility (the “Credit Facility”) with a syndicate of banks, consisting of revolving credit facilities and the issuance of up to $150.0 million of letters of credit, which expires in July 2019. Subject to certain conditions, the Credit Facility may be increased up to $1.50 billion. Under the Credit Facility, the Company may select from various interest rate options, currencies and maturities. The Credit Facility contains certain covenants including various limitations on debt incurrence, share repurchases, dividends, investments and capital expenditures. The Credit Facility also includes financial covenants requiring the Company to maintain minimum interest coverage and leverage rations, which the Company was in compliance with as of July 1, 2017. At July 1, 2017, and July 2, 2016, there were $3.1 million and $5.6 million, respectively, in letters of credit issued under the Credit Facility.

In December 2016, the Company issued $300.0 million of 3.75% Notes due December 2021 (the “3.75% Notes”). The Company received proceeds of $296.4 million from the offering, net of discounts and debt issuance costs. The 3.75% Notes rank equally in right of payment with all existing and future senior unsecured debt of Avnet and interest will be payable semi-annually each year on June 1 and December 1. The Notes included in the above table including the 3.75% Notes are all publicly registered debt, which do not contain any financial covenants.

In February 2017, the Company amended and reduced its accounts receivable securitization program (the “Program”) with a group of financial institutions to allow the Company to transfer, on an ongoing revolving basis, an undivided interest in a designated pool of trade accounts receivable, to provide security or collateral for borrowings up to a maximum of $400.0 million compared to $800.0 million before the amendment. The Program does not qualify for off balance sheet accounting treatment and any borrowings under the Program are recorded as debt in the consolidated balance sheets. Under the Program, the Company legally sells and isolates certain U.S. trade accounts receivable into a wholly owned and consolidated bankruptcy remote special purpose entity. Such receivables, which are recorded within “Receivables” in the consolidated balance sheets, totaled $807.5 million and $1.46 billion at July 1, 2017, and July 2, 2016, respectively. The Program contains certain covenants relating to the quality of the receivables sold. The Program also requires the Company to maintain certain minimum interest coverage and leverage financial ratios, which the Company was in compliance with as of July 1, 2017. The Program has a two-year term that expires in August 2018 and as a result is considered long-term debt as of July 1, 2017. There were $142.0 million in borrowings outstanding under the Program as of July 1, 2017, and $730.0 million as of July 2, 2016. Interest on borrowings is calculated using a base rate or a commercial paper rate plus a spread of 0.40%. The facility fee is 0.40%.

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

AVNET, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Aggregate debt maturities for the next five fiscal years and thereafter are as follows (in thousands):

2018	$50,113
2019	242,234
2020	300,292
2021	80
2022	300,006
Thereafter	900,000
Subtotal	1,792,725
Discount and debt issuance costs - unamortized	(13,400)
Total debt	$1,779,325

At July 1, 2017, the carrying value and fair value of the Company’s debt was $1.78 billion and $1.85 billion, respectively. At July 2, 2016, the carrying value and fair value of the Company’s debt was $2.49 billion and $2.59 billion, respectively. For the Notes, fair value was estimated based upon quoted market prices and for other debt instruments fair value approximates carrying value due to the market based variable nature of the interest rates on those obligations.

9. Accrued expenses and other

Accrued expenses and other consist of the following:

	July 1, 2017	July 2, 2016
	(Thousands)
Accrued salaries and benefits	$205,979	$208,624
Accrued operating costs	104,747	47,562
Accrued interest and banking costs	47,481	22,125
Accrued restructuring costs	16,996	15,499
Accrued income taxes	61,552	32,976
Accrued property, plant and equipment	6,491	12,801
Accrued other	98,777	55,301
Total accrued expenses and other	$542,023	$394,888

AVNET, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

10. Income taxes

The components of income tax expense (“tax provision”) are included in the table below. The tax provision for deferred income taxes results from temporary differences arising primarily from net operating losses, inventories valuation, receivables valuation, certain accrued amounts and depreciation and amortization, net of any changes to valuation allowances.

	Years Ended
	July 1, 2017	July 2, 2016	June 27, 2015
	(Thousands)
Current:
Federal	$(45,351)	$(16,934)	$5,497
State and local	4,209	(33)	(1,959)
Foreign	106,441	92,033	60,082
Total current taxes	65,299	75,066	63,620
Deferred:
Federal	(30,025)	5,573	39,905
State and local	(3,934)	1,351	6,774
Foreign	15,713	5,114	(24,163)
Total deferred taxes	(18,246)	12,038	22,516
Income tax expense	$47,053	$87,104	$86,136

The tax provision is computed based upon income before income taxes from continuing operations from both U.S. and foreign operations. U.S. (loss) income before income taxes from continuing operations was $(174.3) million, $(2.7) million and $85.8 million, in fiscal 2017, 2016 and 2015, respectively, and foreign income before income taxes from continuing operations was $484.7 million, $480.7 million and $485.7 million in fiscal 2017, 2016 and 2015, respectively.

See further discussion related to income tax expense for discontinued operations in Note 3.

Reconciliations of the federal statutory tax rate to the effective tax rates are as follows:

	Years Ended
	July 1, 2017	July 2, 2016	June 27, 2015
U.S. federal statutory rate	35.0%	35.0%	35.0%
State and local income taxes, net of federal benefit	(1.7)	0.3	0.8
Foreign tax rates, net of valuation allowances	(23.5)	(12.7)	(11.1)
Establishment/(release) of valuation allowance, net of U.S. tax expense	1.3	(1.7)	(9.0)
Change in contingency reserves	3.6	(2.5)	0.9
Tax audit settlements	0.1	(0.7)	(2.9)
Other, net	0.4	0.5	1.4
Effective tax rate - continuing operations	15.2%	18.2%	15.1%

Foreign tax rates represents the impact of the difference between foreign and U.S. federal statutory rates applied to foreign income or loss and also includes the impact of valuation allowances established against the Company’s otherwise realizable foreign deferred tax assets, which are primarily net operating loss carry-forwards.

AVNET, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Avnet’s effective tax rate on income before income taxes from continuing operations was 15.2% in fiscal 2017 as compared with an effective tax rate of 18.2% in fiscal 2016. Included in the fiscal 2017 effective tax rate is a net tax benefit of $73 million related to the mix of income in lower tax jurisdictions. The fiscal 2017 effective tax rate is lower than the fiscal 2016 effective tax rate due to the aforementioned favorable mix of income, partially offset by tax expense from the establishment of valuation allowances and reserves in fiscal 2017 as compared with the tax benefit from the valuation allowances released in fiscal 2016.

The Company applies the guidance in ASC 740 Income Taxes, which requires management to use its judgment to the appropriate weighting of all available evidence when assessing the need for the establishment or the release of valuation allowances. As part of this analysis, the Company examines all available evidence on a jurisdiction by jurisdiction basis and weighs the positive and negative evidence when determining the need for full or partial valuation allowances. The evidence considered for each jurisdiction includes, among other items: (i) the historic levels and types of income or losses over a range of time periods, which may extend beyond the most recent three fiscal years depending upon the historical volatility of income in an individual jurisdiction; (ii) expectations and risk associated with underlying estimates of future taxable income, including considering the historical trend of down-cycles in the Company’s served industries; (iii) jurisdictional specific limitations on the utilization of deferred tax assets including when such assets expire; and (iv) prudent and feasible tax planning strategies.

As of the end of fiscal 2015, the Company released the remaining valuation allowance against significant net deferred tax assets related to a legal entity in EMEA. Due to the profitability for this entity and the projections for the future, management concluded a full release of the valuation allowance was appropriate in fiscal 2015.

No provision for U.S. income taxes has been made for approximately $3.33 billion of cumulative unremitted earnings of foreign subsidiaries at July 1, 2017, because those earnings are expected to be permanently reinvested outside the U.S. A hypothetical calculation of the deferred tax liability, assuming those earnings were remitted, is not practicable. Foreign cash balances are generally used for ongoing working capital and capital expenditure needs and to support acquisitions, and are permanently reinvested outside the United States. If these funds were needed for general corporate use in the United States, the Company may incur significant income taxes.

The significant components of deferred tax assets and liabilities, included in “other assets” and “other liabilities” on the consolidated balance sheets, are as follows:

	July 1,	July 2,
	2017	2016
	(Thousands)
Deferred tax assets:
Federal, state and foreign net operating loss carry-forwards	$269,576	$94,892
Inventories valuation	30,330	20,635
Receivables valuation	9,209	9,188
Various accrued liabilities and other	46,922	35,929
	356,037	160,644
Less — valuation allowances	(241,687)	(63,694)
	114,350	96,950
Deferred tax liabilities:
Depreciation and amortization of property, plant and equipment	(152,101)	(99,154)
Net deferred tax liabilities	$(37,751)	$(2,204)

AVNET, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

In addition to net deferred tax liabilities, the Company also has $90.4 million and $98.2 million of income tax related deferred charges included as a component of “other assets” in the consolidated balance sheets as of July 1, 2017, and July 2, 2016, respectively that are the result of a fiscal 2016 business restructuring in EMEA.

The change in valuation allowances in fiscal 2017 from fiscal 2016 was primarily due to a net increase of $173.5 million as a result of the acquisition of PF and other tax attributes recorded for which the Company does not expect to realize a benefit.

As of July 1, 2017, the Company had foreign net operating and capital loss carry-forwards of approximately $1.07 billion, of which $17.3 million will expire during fiscal 2018 and 2019, substantially all of which have full valuation allowances, $61.2 million have expiration dates ranging from fiscal 2020 to 2037, and the remaining $986.3 million have no expiration date. The carrying value of the Company’s foreign net operating and capital loss carry-forwards is dependent upon the Company’s ability to generate sufficient future taxable income in certain foreign tax jurisdictions. In addition, the Company considers historic levels and types of income or losses, expectations and risk associated with estimates of future taxable income and ongoing prudent and feasible tax planning strategies in assessing the need for valuation allowances.

Estimated liabilities for unrecognized tax benefits are included in “accrued expenses and other” and “other liabilities” on the consolidated balance sheets. These contingent liabilities relate to various tax matters that result from uncertainties in the application of complex income tax regulations in the numerous jurisdictions in which the Company operates. The change in such liabilities during fiscal 2017 was primarily due to the acquisition of PF and recognition of newly identified unrecognized tax benefits as presented in the following table. As of July 1, 2017, unrecognized tax benefits were $106.8 million. The estimated liability for unrecognized tax benefits included accrued interest expense and penalties of $15.3 million and $13.9 million, net of applicable state tax benefits, as of the end of fiscal 2017 and 2016, respectively.

Reconciliations of the beginning and ending liability balances for unrecognized tax benefits are as follows:

	July 1, 2017	July 2, 2016
	(Thousands)
Balance at beginning of year	$58,830	$60,433
Additions for tax positions taken in prior periods, including interest	10,476	3,496
Reductions for tax positions taken in prior periods, including interest	(5,656)	(6,349)
Additions for tax positions taken in current period	13,659	7,577
Reductions related to settlements with taxing authorities	(203)	(725)
Reductions related to the lapse of applicable statutes of limitations	(5,790)	(13,188)
Adjustments related to foreign currency translation	2,772	(212)
Activity of discontinued operations	10,864	7,798
Additions from acquisitions	21,834	—
Balance at end of year	$106,786	$58,830

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

AVNET, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The effects of settling tax positions with tax authorities and statute expirations may significantly impact the estimate for unrecognized tax benefits. Within the next twelve months, the Company estimates that approximately $23.5 million of these liabilities for unrecognized tax benefits will be settled by the expiration of the statutes of limitations or through agreement with the tax authorities for tax positions related to valuation matters and positions related to acquired entities. The expected cash payment related to the settlement of these contingencies is approximately $8.4 million.

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

Jurisdiction	Fiscal Year
United States (Federal and state)	2013 - 2017
Taiwan	2012 - 2017
Hong Kong	2011 - 2017
Germany	2010 - 2017
Singapore	2008 - 2017
Belgium	2014 - 2017
United Kingdom	2009 - 2017

In connection with the sale of the TS Business during fiscal 2017, several legal entities were sold to the Buyer and post-closing tax obligations are the responsibility of the Buyer. Under the terms of the sale agreement, the Company still maintains responsibility for certain pre-closing taxes including any amounts that arise from audits or other judgments received from tax authorities. The Company believes that its current estimates related to tax reserves and unrecognized tax benefits related to the TS Business are reasonable, but future changes in facts and circumstances could results in significant changes in estimates that impact tax expense from discontinued operations in the period of change.

11. Pension and retirement plans

Pension Plan

The Company’s noncontributory defined benefit pension plan (the “Plan”) covers substantially all U.S. employees excluding U.S. employees of the acquired PF business. The Plan meets the definition of a defined benefit plan and as a result, the Company must apply ASC 715 pension accounting to the Plan. The Plan itself, however, is a cash balance plan that is similar in nature to a defined contribution plan in that a participant’s benefit is defined in terms of a stated account balance. A cash balance plan provides the Company with the benefit of applying any earnings on the Plan’s investments beyond the fixed return provided to participants, toward the Company’s future cash funding obligations. Employees are eligible to participate in the Plan following the first year of service during which they worked at least 1,000 hours.

The Plan provides defined benefits pursuant to a cash balance feature whereby a participant accumulates a benefit based upon a percentage of current salary, which varies with age, and interest credits. The Company uses its fiscal year end as the measurement date for determining pension expense and benefit obligations for each fiscal year.

The Company also acquired a closed noncontributory defined benefit pension plan in the U.S. in connection with the PF acquisition (the “PF Plan”). The disclosures below include the Plan and the PF Plan from the date of acquisition (collectively, the “Plans”), but do not include the pension plans of certain non-U.S. subsidiaries and other defined benefit plans, which are not considered material.

AVNET, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The following table outlines changes in benefit obligations, plan assets and the funded status of the Plans as of the end of fiscal 2017 and 2016:

	July 1,	July 2,
	2017	2016
	(Thousands)
Changes in benefit obligations:
Benefit obligations at beginning of year	$588,511	$513,406
Acquired benefit obligations	165,046	—
Service cost	29,623	39,740
Interest cost	19,323	21,310
Actuarial loss	15,686	41,799
Benefits paid	(46,121)	(27,744)
Benefit obligations at end of year	$772,068	$588,511
Changes in plan assets:
Fair value of plan assets at beginning of year	$516,089	$484,408
Acquired plan assets	144,238	—
Actual return on plan assets	51,409	19,425
Benefits paid	(46,121)	(27,744)
Contributions	33,750	40,000
Fair value of plan assets at end of year	$699,365	$516,089
Funded status of the plan recognized as a non-current liability	$(72,703)	$(72,422)

Amounts recognized in accumulated other comprehensive income:
Unrecognized net actuarial losses	$234,863	$235,747
Unamortized prior service credits	(691)	(2,903)
	$234,172	$232,844
Other changes in plan assets and benefit obligations recognized in other comprehensive income:
Net actuarial gain	$9,744	$62,659
Amortization of net actuarial losses	(14,440)	(12,731)
Amortization of prior service credits	1,573	1,573
Curtailment recognition of prior service credit	614	—
	$(2,509)	$51,501

Included in accumulated other comprehensive income at July 1, 2017, is a before tax expense of $234.9 million of net actuarial losses that have not yet been recognized in net periodic pension cost, of which $15.0 million is expected to be recognized as a component of net periodic pension cost during fiscal 2018. Also included is a before tax net benefit of $0.7 million of prior service credits that have not yet been recognized in net periodic pension costs, of which $1.6 million is expected to be recognized as a component of net periodic pension costs during fiscal 2018. In connection with the sale of the TS Business, a significant number of former employees became terminated vested employees under the Plan. If the aggregate amount of former employee withdrawals from their Plan balances reach a certain threshold during a fiscal year, then a settlement charge would be required under ASC 715 pension accounting in the period that such aggregate withdrawals exceed the threshold.

AVNET, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Assumptions used to calculate actuarial present values of benefit obligations are as follows:

	2017	2016
Discount rate	3.8%	3.4%

The discount rate selected by the Company for the Plan reflects the current rate at which the underlying liability could be settled at the measurement date as of July 1, 2017. The estimated discount rate in fiscal 2017 and fiscal 2016 was based on the spot yield curve approach, which applies the individual spot rates from a highly rated bond yield curve to each future year’s estimated cash flows.

Assumptions used to determine net benefit costs are as follows:

	2017	2016
Discount rate	3.3%	4.3%
Expected return on plan assets	8.0%	8.3%

Components of net periodic pension cost from continuing and discontinued operations during the last three fiscal years are as follows:

	Years Ended
	July 1,	July 2,	June 27,
	2017	2016	2015
	(Thousands)
Service cost	$29,623	$39,740	$39,492
Interest cost	19,323	21,310	17,797
Expected return on plan assets	(49,279)	(40,285)	(36,221)
Amortization of prior service credits	(1,573)	(1,573)	(1,573)
Recognized net actuarial loss	14,440	12,731	13,007
Curtailment recognition of prior service credit	(614)	—	—
Net periodic pension cost	$11,920	$31,923	$32,502

The Company made $33.8 million and $40.0 million of contributions in fiscal 2017 and fiscal 2016, respectively and expects to make approximately $16.0 million of contributions in fiscal 2018.

Benefit payments are expected to be paid to Plan participants as follows for the next five fiscal years and the aggregate for the five years thereafter (in thousands):

2018	$59,643
2019	63,666
2020	39,692
2021	41,288
2022	45,886
2023 through 2027	262,946

AVNET, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The Plan’s assets are held in trust and were allocated as follows as of the measurement date at the end of fiscal 2017 and 2016:

	2017	2016
Equity securities	50%	60%
Fixed income debt securities	50%	40%
Cash and cash equivalents	—%	—%

The general investment objectives of the Plan are to maximize returns through a diversified investment portfolio in order to earn annualized returns that meet the long-term cost of funding the Plans pension obligations while maintaining reasonable and prudent levels of risk. The target rate of return on the Plans assets is currently 8.0%, which represents the average rate of earnings expected on the funds invested or to be invested to provide for the benefits included in the benefit obligation based upon the targeted investment allocations. This assumption has been determined by combining expectations regarding future rates of return for the investment portfolio along with the historical and expected distribution of investments by asset class and the historical rates of return for each of those asset classes. The mix of equity securities is typically diversified to obtain a blend of domestic and international investments covering multiple industries. The Plan’s assets do not include any material investments in Avnet common stock. The Plans investments in debt securities are also diversified across both public and private fixed income securities with varying maturities. As of July 1, 2017, the Company’s target allocation for the Plans investment portfolio is for equity securities, both domestic and international, to represent approximately 60% of the portfolio. The majority of the remaining portfolio of investments is to be invested in fixed income debt securities with various maturities.

The following table sets forth the fair value of the Plans investments as of July 1, 2017:

	Level 1	Level 2	Level 3	Total
	(Thousands)
Cash and cash equivalents	$1,481	$—	$—	$1,481
Equities:
U.S. common stocks	—	221,003	—	221,003
International common stocks	—	117,392	—	117,392
Fixed Income:
U.S. government agencies	—	105,227	—	105,227
International government agencies	—	14,366	—	14,366
U.S. and international corporate bonds	—	214,024	—	214,024
Other	—	25,872	—	25,872
Total	$1,481	$697,884	$—	$699,365

AVNET, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The following table sets forth the fair value of the Plan’s investments as of July 2, 2016:

	Level 1	Level 2	Level 3	Total
	(Thousands)
Cash and cash equivalents	$497	$—	$—	$497
Equities:
U.S. common stocks	—	204,125	—	204,125
International common stocks	—	102,193	—	102,193
Fixed Income:
U.S. government agencies	—	76,991	—	76,991
U.S. corporate bonds	—	112,262	—	112,262
Other	—	20,021	—	20,021
Total	$497	$515,592	$—	$516,089

The fair value of the Plan’s investments in equity and fixed income investments are stated at unit value, or the equivalent of net asset value, which is a practical expedient for estimating the fair values of those investments. Each of these investments may be redeemed daily without notice and there were no material unfunded commitments as of July 1, 2017.

The fixed income investments provide a steady return with medium volatility and assist with capital preservation and income generation. The equity investments have higher expected volatility and return than the fixed income investments.

12. Operating leases

The Company leases many of its operating facilities and is also committed under lease agreements for transportation and operating equipment. Rent expense charged to operating expenses during the last three fiscal years is as follows:

	Years Ended
	July 1,	July 2,	June 27,
	2017	2016	2015
	(Thousands)
Rent expense under operating leases	$71,814	$66,702	$72,713

The aggregate future minimum operating lease commitments, principally for office and warehouse space, in fiscal 2018 through 2022 and thereafter, are as follows (in thousands):

2018	$66,513
2019	52,434
2020	40,956
2021	31,487
2022	26,821
Thereafter	68,735
Total	$286,946

AVNET, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

13. Stock-based compensation

The Company measures all stock-based payments at fair value and recognizes related expense within operating expenses in the consolidated statements of operations over the requisite service period (generally the vesting period). During fiscal 2017, 2016, and 2015, the Company recorded stock-based compensation expense of $53.9 million, $56.9 million, and $62.0 million, respectively, for all forms of stock-based compensation awards. Included in the fiscal 2017 expense was $6.2 million of stock-based compensation related to discontinued operations and the divestiture of the TS discussed further in Note 3.

Stock plan

At July 1, 2017, the Company had 10.6 million shares of common stock reserved for stock-based payments, which consisted of 2.7 million shares for unvested or unexercised stock options, 6.2 million shares available for stock-based awards under plans approved by shareholders, 1.5 million shares for restricted stock units and performance share units granted but not yet vested, and 0.2 million shares available for future purchases under the Company’s Employee Stock Purchase Plan.

Stock options

Service based stock option grants have a contractual life of ten years, vest in 25% increments on each anniversary of the grant date, commencing with the first anniversary, and require an exercise price of 100% of the fair market value of common stock at the date of grant. Stock-based compensation expense associated with all stock options during fiscal 2017, 2016 and 2015 was $5.8 million, $4.2 million and $3.6 million, respectively.

The fair value of stock options is estimated as of the date of grant using the Black-Scholes model based on the assumptions in the following table. The assumption for the expected term is based on evaluations of historical and expected future employee exercise behavior. The risk-free interest rate is based on U.S. Treasury rates as of the date of grant with maturity dates approximately equal to the expected term at the grant date. The historical volatility of Avnet’s common stock is used as the basis for the volatility assumption. The Company estimates dividend yield based upon expectations of future dividends compared to the market value of the Company’s stock as of the grant date.

	Years Ended
	July 1,	July 2,	June 27,
	2017	2016	2015
Expected term (years)	6.0	6.0	6.0
Risk-free interest rate	1.9%	1.7%	1.9%
Weighted average volatility	27.9%	29.7%	31.6%
Dividend yield	1.5%	1.9%	1.8%

AVNET, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The following is a summary of the changes in outstanding options for fiscal 2017:

		Weighted	Weighted Average
		Average	Remaining
	Shares	Exercise Price	Contractual Life
Outstanding at July 2, 2016	2,325,397	$34.61	66 Months
Granted	1,516,430	45.50	113 Months
Exercised	(817,598)	31.85	34 Months
Forfeited or expired	(309,723)	43.58	46 Months
Outstanding at July 1, 2017	2,714,506	$40.51	82 Months
Exercisable at July 1, 2017	1,035,743	$33.38	51 Months

The weighted-average grant-date fair values of stock options granted during fiscal 2017, 2016 and 2015 were $9.46, $10.69 and $11.68, respectively.

At July 1, 2017, the aggregate intrinsic value of all outstanding stock option awards was $6.2 million and all exercisable stock option awards was $6.2 million.

The following is a summary of the changes in non-vested stock options for the fiscal year 2017:

		Weighted
		Average
		Grant-Date
	Shares	Fair Value
Non-vested stock options at July 2, 2016	919,151	$11.20
Granted	1,516,430	9.46
Vested	(561,403)	5.92
Forfeited	(195,415)	9.81
Non-vested stock options at July 1, 2017	1,678,763	$11.56

As of July 1, 2017, there was $8.9 million of total unrecognized compensation cost related to stock options, which is expected to be recognized over a weighted-average period of 2.1 years. The total fair value of stock options vested, as of the vesting dates, during fiscal 2017, 2016 and 2015 were $3.3 million, $4.6 million and $4.0 million, respectively.

Cash received from stock option exercises during fiscal 2017, 2016, and 2015 totaled $25.2 million, $0.8 million, and $2.6 million, respectively. The impact of these cash receipts is included in “Other, net” within financing activities in the accompanying consolidated statements of cash flows.

Restricted stock units

Delivery of restricted stock units, and the associated compensation expense, is recognized over the vesting period and is generally subject to the employee’s continued service to the Company, except for employees who are retirement eligible under the terms of the restricted stock units. As of July 1, 2017, 1.0 million shares previously awarded have not yet vested. Stock-based compensation expense associated with restricted stock units was $42.4 million, $43.9 million and $50.5 million for fiscal years 2017, 2016 and 2015, respectively.

AVNET, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The following is a summary of the changes in non-vested restricted stock units during fiscal 2017:

		Weighted
		Average
		Grant-Date
	Shares	Fair Value
Non-vested restricted stock units at July 2, 2016	1,720,219	$39.12
Granted	1,082,795	40.70
Vested	(1,408,706)	38.77
Forfeited	(378,280)	$40.09
Non-vested restricted stock units at July 1, 2017	1,016,028	$40.93

As of July 1, 2017, there was $19.9 million of total unrecognized compensation expense related to non-vested restricted stock units, which is expected to be recognized over a weighted-average period of 2.1 years. The total fair value of restricted stock units vested during fiscal 2017, 2016 and 2015 was $54.6 million, $42.5 million and $36.2 million, respectively.

Performance share units

Certain eligible employees, including Avnet’s executive officers, may receive a portion of their long-term stock-based compensation through the performance share program, which allows for the vesting of shares based upon achievement of certain market and performance-based criteria (“Performance Share Program”). The Performance Share Program provides for the vesting to each grantee of a number of shares of Avnet’s common stock at the end of a three-year performance period based upon the Company’s achievement of certain performance goals established by the Compensation Committee of the Board of Directors for each Performance Share Program three-year performance period. The performance goals consist of a combination of measures including economic profit, return on capital employed and total shareholder return.

During each of fiscal 2017, 2016 and 2015, the Company granted 0.2 million performance share units. The actual amount of performance share units vested at the end of each three-year period is measured based upon the actual level of achievement of the defined performance goals and can range from 0% to 200% of the award grant. During fiscal 2017, 2016 and 2015, the Company recognized stock-based compensation expense associated with the Performance Share Program of $4.6 million, $7.6 million and $6.8 million, respectively.

AVNET, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

14. Commitments and contingencies

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

As of July 1, 2017 and July 2, 2016, the Company had aggregate estimated liabilities of $14.2 million and $20.2 million, respectively, classified within accrued expenses and other for such compliance-related matters that were reasonably estimable as of such dates.

15. Earnings per share

	Years Ended
	July 1,	July 2,	June 27,
	2017	2016	2015
	(Thousands, except per share data)
Numerator:
Income from continuing operations	263,351	390,909	485,375
Income from discontinued operations	$261,927	$115,622	$86,538
Net income	525,278	506,531	571,913
Denominator:
Weighted average common shares for basic earnings per share	127,032	130,858	136,688
Net effect of dilutive stock based compensation awards	1,619	2,315	2,103
Weighted average common shares for diluted earnings per share	128,651	133,173	138,791
Basic earnings per share - continuing operations	2.07	2.99	3.55
Basic earnings per share - discontinued operations	2.06	0.88	0.63
Basic earnings per share	$4.13	$3.87	$4.18
Diluted earnings per share - continuing operations	2.05	2.93	3.50
Diluted earnings per share - discontinued operations	2.03	0.87	0.62
Diluted earnings per share	$4.08	$3.80	$4.12
Stock options excluded from earnings per share calculation due to anti-dilutive effect	1,038	378	—

AVNET, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

16. Additional cash flow information

The “Other, net” component of non-cash and other reconciling items within operating activities from continuing operations in the consolidated statements of cash flows consisted of the following during the last three fiscal years:

	July 1,	July 2,	June 27,
	2017	2016	2015
	(Thousands)
Provision for doubtful accounts receivable	$10,741	$7,776	$11,558
Periodic pension cost	10,071	23,386	23,544
Other, net	8,292	(1,783)	20,862
Total	$29,104	$29,379	$55,964

Interest and income taxes paid for continuing and discontinued operations during the last three fiscal years were as follows:

	Years Ended
	July 1,	July 2,	June 27,
	2017	2016	2015
	(Thousands)
Interest	$116,085	$119,941	$113,476
Income taxes (1)	413,482	92,993	125,403

(1)	Fiscal 2017 includes certain tax payments related to the gain on sale of discontinued operations.

The Company includes book overdrafts as part of accounts payable on its consolidated balance sheets and reflects changes in such balances as part of cash flows from operating activities in its consolidated statements of cash flows.

Non-cash investing activities related to purchases of property, plant and equipment that have been accrued, but not paid for, were $6.5 million, $12.8 million and $8.3 million as of July 1, 2017, July 2, 2016, and June 27, 2015, respectively.

17. Segment information

Prior to the sale of the TS Business, the Company’s reportable segments were the Electronics Marketing and Technology Solutions operating groups. As a result of the sale of the TS Business and the acquisition of Premier Farnell, during the fourth quarter of fiscal 2017, the Company changed its reportable segments to the Electronic Components (“EC”) and Premier Farnell (“PF”) operating groups. EC markets and sells semiconductors and interconnect, passive and electromechanical devices and integrated components to a diverse customer base serving many end-markets. PF distributes electronic components and related products to the electronic system design community utilizing multi-channel sales and marketing resources.

AVNET, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

	Years Ended
	July 1,	July 2,	June 27,
	2017	2016	2015
	(Millions)
Sales:
Electronic Components	$16,474.1	$16,740.6	$17,655.3
Premier Farnell	965.9	—	—
	$17,440.0	$16,740.6	$17,655.3
Operating income (loss):
Electronic Components	$661.0	$728.7	$832.6
Premier Farnell	99.8	—	—
	760.8	728.7	832.6
Corporate (1)	(107.5)	(101.2)	(119.6)
Restructuring, integration and other expenses (Note 18)	(137.4)	(44.8)	(41.8)
Amortization of acquired intangible assets and other	(54.5)	(9.8)	(18.1)
	$461.4	$572.9	$653.1
Assets:
Electronic Components	$7,126.0	$7,163.1	$6,706.1
Premier Farnell	1,489.6	—	—
Corporate (1)	1,084.0	608.8	693.3
Discontinued operations	—	3,467.9	3,400.6
	$9,699.6	$11,239.8	$10,800.0
Capital expenditures:
Electronic Components	$81.6	$100.9	$100.1
Premier Farnell	15.7	—	—
Corporate (1)	23.1	36.5	33.3
	$120.4	$137.4	$133.4
Depreciation & amortization expense:
Electronic Components	$64.4	$44.9	$45.2
Premier Farnell	53.7	—	—
Corporate (1)	37.3	34.7	37.0
	$155.4	$79.6	$82.2
Sales, by geographic area:
Americas(2)	$5,163.9	$4,801.3	$5,154.5
EMEA(3)	5,912.9	5,103.0	5,053.0
Asia/Pacific(4)	6,363.2	6,836.3	7,447.8
	$17,440.0	$16,740.6	$17,655.3
Property, plant and equipment, net, by geographic area:
Americas(5)	$296.1	$303.3	$240.0
EMEA(6)	186.1	129.6	129.8
Asia/Pacific	37.4	20.3	19.8
	$519.6	$453.2	$389.6

(1)

Corporate is not a reportable segment and represents certain centrally incurred overhead expenses and assets that are not included in the EC and PF measures of profitability or assets. Corporate amounts represent a reconciling item between segment measures and total Company amounts reported in the consolidated financial statements.

AVNET, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

(2)	Includes sales in the United States of $4.80 billion, $4.48 billion and $4.79 billion for fiscal 2017, 2016 and 2015, respectively.
(3)

Includes sales in Germany and the United Kingdom of $2.29 billion and $589.8 million, respectively, for fiscal 2017. Includes sales in Germany and the United Kingdom of $2.13 billion and $378.1 million, respectively, for fiscal 2016. Includes sales in Germany and the United Kingdom of $2.10 billion and $412.8 million, respectively, for fiscal 2015.

(4)

Includes sales of $2.18 billion, $2.45 billion and $928.4 million in Taiwan, China (including Hong Kong) and Singapore, respectively, for fiscal 2017. Includes sales of $2.86 billion, $2.44 billion and $903.0 million in Taiwan, China (including Hong Kong) and Singapore, respectively, for fiscal 2016. Includes sales of $3.42 billion, $2.43 billion and $951.9 million in Taiwan, China (including Hong Kong) and Singapore, respectively, for fiscal 2015.

(5)	Includes property, plant and equipment, net, of $289.1 million, $297.1 million and $237.0 million in the United States for fiscal 2017, 2016 and 2015, respectively.
(6)

Includes property, plant and equipment, net, of $85.6 million, $52.1 million and $39.8 million in Germany, UK and Belgium, respectively, for fiscal 2017. Fiscal 2016 includes property, plant and equipment, net, of $72.5 million in Germany and $40.0 million in Belgium. Fiscal 2015 includes property, plant and equipment, net, of $70.2 million in Germany and $41.1 million in Belgium.

Listed in the table below are the Company’s major product categories and the related sales for each of the past three fiscal years:

	Years Ended
	July 1,	July 2,	June 27,
	2017	2016	2015
	(Millions)
Semiconductors	$13,537.9	$13,978.0	$14,886.3
Interconnect, passive & electromechanical (IP&E)	3,397.9	2,539.9	2,594.7
Other	504.2	222.7	174.3
	$17,440.0	$16,740.6	$17,655.3

AVNET, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

18. Restructuring expenses

Fiscal 2017

During fiscal 2017, the Company took certain actions in an effort to integrate acquisitions and to reduce future operating expenses. Restructuring expenses are included as a component of restructuring, integration and other expenses in the consolidated statements of operations. The activity related to the restructuring liabilities from continuing operations established during fiscal 2017 is presented in the following table:

		Facility	Asset
	Severance	Exit Costs	Impairments	Other	Total
	(Thousands)
Fiscal 2017 restructuring expenses	$36,073	$668	$3,478	$1,500	$41,719
Cash payments	(20,118)	(596)	—	(1,500)	(22,214)
Non-cash amounts	(3,939)	—	(3,478)	—	(7,417)
Other, principally foreign currency translation	170	4	—	—	174
Balance at July 1, 2017	$12,186	$76	$—	$—	$12,262

Severance expense recorded in fiscal 2017 related to the reduction, or planned reduction, of over 350 employees, primarily in executive management, operations, sales and business support functions. Facility exit costs primarily consist of liabilities for remaining lease obligations for exited facilities. Asset impairments relate to the impairment of long-lived assets as a result of the underlying restructuring activities. Other restructuring costs related primarily to other miscellaneous restructuring and exit costs. The Company expects the majority of the remaining amounts to be paid by the end of fiscal 2018. Of the $41.7 million in restructuring expenses recorded during fiscal 2017, $28.4 million related to EC, $3.0 million related to PF and $10.3 million related to Corporate executive and business support functions

Fiscal 2016

During fiscal 2016, the Company incurred restructuring expenses related to various restructuring actions intended to reduce future operating expenses. The fiscal 2017 activity related to the restructuring liabilities from continuing operations established during fiscal 2016 is presented in the following table:

		Facility
	Severance	Exit Costs	Other	Total
	(Thousands)
Balance at July 2, 2016	$9,854	$1,130	$3	$10,987
Cash payments	(5,742)	(289)	(3)	(6,034)
Changes in estimates, net	(1,574)	(550)	—	(2,124)
Non-cash amounts	—	—	—	—
Other, principally foreign currency translation	(37)	(1)	—	(38)
Balance at July 1, 2017	$2,501	$290	$—	$2,791

As of July 1, 2017, management expects the majority of the remaining severance, and facility exit liabilities related to fiscal 2016 restructuring actions to be utilized by the end of fiscal 2018.

AVNET, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Fiscal 2015 and prior

As of July 2, 2016, there was $4.5 million of restructuring liabilities remaining related to restructuring actions taken in fiscal years 2015 and prior, the majority of which relates to facility exit costs. The remaining balance for such historical restructuring liabilities as of July 1, 2017 was $1.9 million, which is expected to be paid by the end of fiscal 2018.

SCHEDULE II

AVNET, INC. AND SUBSIDIARIES

VALUATION AND QUALIFYING ACCOUNTS

Years Ended July 1, 2017, July 2, 2016, and June 27, 2015

	Balance at	Charged to		Charged to				Balance at
	Beginning of	Expense		Other				End of
Account Description	Period	(Income)		Accounts		Deductions		Period
	(Thousands)
Fiscal 2017
Allowance for doubtful accounts	$27,448	$10,741		$14,361	(a)	$(5,278)	(b)	$47,272
Valuation allowance on tax loss carry-forwards	63,694	4,477	(c)	173,516	(d)	—		241,687
Fiscal 2016
Allowance for doubtful accounts	35,629	$7,776		$—		$(15,957)	(b)	27,448
Valuation allowance on tax loss carry-forwards	60,834	(412)	(e)	3,272	(f)	—		63,694
Fiscal 2015
Allowance for doubtful accounts	34,912	11,558		—		(10,841)	(b)	35,629
Valuation allowance on tax loss carry-forwards	126,441	(43,178)	(g)	(22,429)	(h)	—		60,834

(a)	Amount relates to increases to the allowance for doubtful accounts from acquisition and divestiture activity and such amounts were not charged to other accounts
(b)	Uncollectible receivables written off.
(c)	Primarily related to an increase of $8.8 million due to the establishment of valuation allowances and a reduction of $4.0 million due to a release in valuation allowances.
(d)	Primarily related to the acquisition of PF and other tax attributes recorded for which the Company does not expect to realize a benefit.
(e)	Represents a reduction primarily due to the release of a valuation allowance.
(f)	Primarily related to impact of foreign currency exchange rates on valuation allowances previously established in various foreign jurisdictions.
(g)

Represents a reduction primarily due to the release of a valuation allowance in EMEA, of which $56.5 million impacted the effective tax rate offset by $8.6 million, which impacted deferred taxes associated with the release of the valuation allowance.

(h)	Primarily related to rate changes on valuation allowances previously established in various foreign jurisdictions.

INDEX TO EXHIBITS

Exhibit Number		Exhibit

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

4.4		Officers’ Certificate establishing the terms of the 5.875% Notes due 2020 (incorporated herein by reference to the Company’s Current Report on Form 8-K dated June 18, 2010, Exhibit 4.2).

4.5		Form of Officers’ Certificate establishing the terms of the 4.875% Notes due 2022 (incorporated herein by reference to the Company’s Current Report on Form 8-K dated November 20, 2012, Exhibit 4.1).

4.6		Form of Officers’ Certificate establishing the terms of the 4.625% Notes due 2026 (incorporated herein by reference to the Company’s Current Report on Form 8-K dated March 22, 2016, Exhibit 4.1).

4.7		Form of Officers’ Certificate setting forth the terms of the 3.750% Notes due 2021 (incorporated herein by reference to the Company’s Current Report on Form 8-K dated December 1, 2016, Exhibit 4.1).

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

10.2	*	Form of Letter Agreement between the Company and William Amelio, Peter Bartolotta, and Michael O’Neill.

10.3

Form of Employment Agreement by and between the Company and Gerry Fay and MaryAnn Miller (incorporated herein by reference to the Company’s Form 10-K for the fiscal year ended June 29, 2013, Exhibit 10.3).

10.4		Employment Agreement by and between Kevin Moriarty and the Company (incorporated herein by reference to the Company’s Current Report on Form 8-K dated September 1, 2013, Exhibit 10.1).

10.5		Manager’s Agreement between Avnet Europe Executive BVBA and Patrick Zammit (incorporated herein by reference to the Company’s Quarterly Report for the period ended January 2, 2016, Exhibit 10.1).

10.6

Form of Change of Control Agreement between the Company and William Amelio, Richard Hamada, Gerry Fay, MaryAnn Miller, Kevin Moriarty, Patrick Zammit, Peter Bartolotta and Michael O’Neill (incorporated herein by reference to the Company’s Current Report on Form 8-K dated February 14, 2011, Exhibit 10.3).

10.7

Avnet, Inc. Deferred Compensation Plan for Outside Directors (Amended and Restated Effective Generally as of January 1, 2009) (incorporated herein by reference to the Company’s Current Report on Form 8-K dated August 13, 2010, Exhibit 10.2).

10.8		Avnet Supplemental Executive Officers’ Retirement Plan (2013 Restatement) (incorporated herein by reference to the Company’s Form 10-K for the fiscal year ended June 29, 2013, Exhibit 10.13).

10.9		Avnet Restoration Plan (2013 Restatement) (incorporated herein by reference to the Company’s Form 10-K for the fiscal year ended June 29, 2013, Exhibit 10.14).

10.10

Avnet, Inc. 2006 Stock Compensation Plan (Amended and Restated Effective Generally as of January 1, 2009) (incorporated herein by reference to the Company’s Current Report on Form 8-K dated August 13, 2010, Exhibit 10.5).

10.11		Avnet, Inc. 2006 Stock Compensation Plan:
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

10.12		Avnet, Inc. 2010 Stock Compensation Plan (incorporated herein by reference to Exhibit 10.1 to the Company’s Registration Statement on Form S-8, Registration No. 333-171291).

10.13		Avnet, Inc. 2010 Stock Compensation Plan:
(a) Form of nonqualified stock option agreement
(b) Form of incentive stock option agreement
(c) Form of performance stock unit term sheet
(d) Form of restricted stock unit term sheet

(incorporated herein by reference to the Company’s Current Report on Form 8-K dated August 10, 2012, Exhibit 10.1).

10.14		Avnet, Inc. 2013 Stock Compensation and Incentive Plan (incorporated herein by reference to the Company’s Current Report on Form 8-K dated November 8, 2013, Exhibit 10.1).

10.15	*	Avnet, Inc. 2013 Stock Compensation and Incentive Plan:
(a) Form of restricted stock unit term sheet
(b) Form of nonqualified stock option agreement
(c) Form of performance-based option agreement
(d) Form of performance stock unit term sheet

10.16

Avnet, Inc. 2016 Stock Compensation and Incentive Plan (incorporated herein by reference to the Company’s Current Report on Form 8-K dated November 10, 2016, Exhibit 10.1).  Refer to Exhibit 10.15, above, for the form of awards under the 2016 Stock Compensation and Incentive Plan.

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

Bank Agreements

10.20		Securitization Program

(a) Amended and Restated Receivables Sale Agreement, dated February 27, 2017, between Avnet, Inc. and Avnet Receivables Corporation (incorporated herein by reference to the Company’s Current Report on Form 8-K dated March 3, 2017, Exhibit 10.2).

(b) Third Amended and Restated Receivables Purchase Agreement, dated February 27, 2017, among Avnet, Inc., Avnet Receivables Corporation, the companies and financial institutions party thereto and JPMorgan Chase Bank, N.A., as agent (incorporated herein by reference to the Company’s Current Report on Form 8-K dated March 3, 2017, Exhibit 10.1).

10.21

(a) Credit Agreement dated as of July 9, 2014, among Avnet, Inc., each other subsidiary of the Company party thereto, Bank of America, N.A., as Administrative Agent, and each lender thereto (incorporated herein by reference to the Company’s Current Report on Form 8-K dated July 9, 2014, Exhibit 10.1).

(b) Amendment No. 1 to Credit Agreement, dated as of September 14, 2016, between Avnet, Inc., the lenders party thereto and Bank of America, N.A., as administrative agent (incorporated herein by reference to the Company’s Current Report on Form 8-K dated September 15, 2016, Exhibit 10.3).

10.22

(a) Senior Unsecured Bridge Credit Agreement, dated as of July 27, 2016, between Avnet, Inc. and Bank of America N.A., as Administrative Agent (incorporated herein by reference to the Company’s Current Report on Form 8-K dated July 28, 2016, Exhibit 10.1).

(b) Amendment No. 1 to Senior Unsecured Bridge Credit Agreement, dated as of September 13, 2016, between Avnet, Inc., the lenders party thereto and Bank of America N.A., as administrative agent (incorporated herein by reference to the Company’s Current Report on Form 8-K dated September 15, 2016, Exhibit 10.2).

(c) Amendment No. 2 and Waiver to Senior Unsecured Bridge Credit Agreement, dated as of October 24, 2016, between Avnet, Inc., the lenders party thereto and Bank of America (incorporated herein by reference to the Company’s Current Report on Form 8-K dated October 24, 2016, Exhibit 10.1).

10.23

Senior Unsecured Term Loan Credit Agreement, dated as of September 14, 2016, between Avnet, Inc., Avnet Holding Europe BVBA, Tenva Group Holdings Limited, the lenders party thereto and Bank of America N.A., as administrative agent (incorporated herein by reference to the Company’s Current Report on Form 8-K dated September 15, 2016, Exhibit 10.1).

12.1	*	Ratio of Earnings to Fixed Charges.

21	*	List of subsidiaries of the Company as of July 1, 2017.

23.1	*	Consent of KPMG LLP.

31.1	*	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	*	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	**	Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	**	Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS	*	XBRL Instance Document.

101.SCH	*	XBRL Taxonomy Extension Schema Document.

101.CAL	*	XBRL Taxonomy Extension Calculation Linkbase Document.

101.LAB	*	XBRL Taxonomy Extension Label Linkbase Document.

101.PRE	*	XBRL Taxonomy Extension Presentation Linkbase Document.

101.DEF	*	XBRL Taxonomy Extension Definition Linkbase Document.

*	Filed herewith.

**	Furnished herewith.