Form 10-Q
period 2017-09-30
AVNET INC
filed 2017-10-30
CIK 8858

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2017

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

As of October 19, 2017, the total number of shares outstanding of the registrant’s Common Stock was 120,927,437 shares, net of treasury shares.

AVNET, INC. AND SUBSIDIARIES

PART I

FINANCIAL INFORMATION

Item 1.Financial Statements

AVNET, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(Unaudited)

	September 30,	July 1,
	2017	2017
	(Thousands, except share
	amounts)
ASSETS
Current assets:
Cash and cash equivalents	$539,679	$836,384
Marketable securities	197,949	281,326
Receivables, less allowances of $49,505 and $47,272, respectively	3,417,427	3,337,624
Inventories	3,129,032	2,824,709
Prepaid and other current assets	261,600	253,765
Total current assets	7,545,687	7,533,808
Property, plant and equipment, net	510,303	519,575
Goodwill	1,178,005	1,148,347
Intangible assets, net	290,962	277,291
Other assets	248,201	220,568
Total assets	$9,773,158	$9,699,589
LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Short-term debt	$195,498	$50,113
Accounts payable	1,917,749	1,861,635
Accrued expenses and other	598,456	542,023
Total current liabilities	2,711,703	2,453,771
Long-term debt	1,495,139	1,729,212
Other liabilities	322,213	334,538
Total liabilities	4,529,055	4,517,521
Commitments and contingencies (Note 7)
Shareholders’ equity:
Common stock $1.00 par; authorized 300,000,000 shares; issued 121,235,396 shares and 123,080,952 shares, respectively	121,235	123,081
Additional paid-in capital	1,511,461	1,503,490
Retained earnings	3,765,491	3,799,363
Accumulated other comprehensive loss	(154,084)	(243,866)
Total shareholders’ equity	5,244,103	5,182,068
Total liabilities and shareholders’ equity	$9,773,158	$9,699,589

See notes to consolidated financial statements.

AVNET, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

	First Quarters Ended
	September 30,	October 1,
	2017	2016
	(Thousands, except per share amounts)
Sales	$4,660,943	$4,118,104
Cost of sales	4,048,388	3,595,449
Gross profit	612,555	522,655
Selling, general and administrative expenses	496,206	363,672
Restructuring, integration and other expenses	46,394	29,469
Operating income	69,955	129,514
Other income (expense), net	15,579	(13,734)
Interest expense	(24,060)	(27,236)
Income from continuing operations before taxes	61,474	88,544
Income tax expense	3,292	20,856
Income from continuing operations, net of tax	58,182	67,688
Income from discontinued operations, net of tax	121	1,155
Net income	58,303	68,843

Earnings per share - basic:
Continuing operations	$0.48	$0.53
Discontinued operations	0.00	0.01
Net income per share basic	0.48	0.54

Earnings per share - diluted:
Continuing operations	$0.47	$0.52
Discontinued operations	0.00	0.01
Net income per share diluted	0.47	0.53

Shares used to compute earnings per share:
Basic	122,685	127,531
Diluted	123,984	129,763
Cash dividends paid per common share	$0.18	$0.17

See notes to consolidated financial statements.

AVNET, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(Unaudited)

	First Quarters Ended
	September 30,	October 1,
	2017	2016
	(Thousands)
Net income	$58,303	$68,843
Other comprehensive income (loss), net of tax:
Foreign currency translation adjustments and other	88,843	31,661
Pension adjustments, net	939	619
Total comprehensive income	$148,085	$101,123

See notes to consolidated financial statements.

AVNET, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	Three Months Ended
	September 30,	October 1,
	2017	2016
	(Thousands)
Cash flows from operating activities:
Net income	$58,303	$68,843
Less: Income from discontinued operations, net of tax	121	1,155
Income from continuing operations	58,182	67,688

Non-cash and other reconciling items:
Depreciation	38,263	19,694
Amortization	25,506	1,930
Deferred income taxes	(23,436)	6,412
Stock-based compensation	8,609	17,576
Other, net	4,902	10,714
Changes in (net of effects from businesses acquired and divested):
Receivables	(32,409)	(64,587)
Inventories	(266,998)	182,240
Accounts payable	37,252	(164,777)
Accrued expenses and other, net	22,140	33,522
Net cash flows (used) provided by operating activities - continuing operations	(127,989)	110,412
Net cash flows used by operating activities - discontinued operations	—	(110,548)
Net cash flows used by operating activities	(127,989)	(136)

Cash flows from financing activities:
Repayment of notes	—	(300,000)
Borrowings (repayments) under accounts receivable securitization, net	28,000	(150,265)
Borrowings (repayments) under senior unsecured credit facility, net	(92,471)	—
Borrowings (repayments) under bank credit facilities and other debt, net	(24,888)	669,803
Repurchases of common stock	(68,113)	—
Dividends paid on common stock	(22,012)	(21,676)
Other, net	(579)	682
Net cash flows (used) provided by financing activities - continuing operations	(180,063)	198,544
Net cash flows used by financing activities - discontinued operations	—	(4,756)
Net cash flows (used) provided by financing activities	(180,063)	193,788

Cash flows from investing activities:
Purchases of property, plant and equipment	(26,659)	(34,729)
Acquisitions of businesses, net of cash acquired (Note 2)	(14,661)	—
Other, net	1,211	432
Net cash flows used for investing activities - continuing operations	(40,109)	(34,297)
Net cash flows provided (used) by investing activities - discontinued operations	45,391	(95)
Net cash flows provided (used) by investing activities	5,282	(34,392)

Effect of currency exchange rate changes on cash and cash equivalents	6,065	5,807

Cash and cash equivalents:
— (decrease) increase	(296,705)	165,067
— at beginning of period	836,384	1,031,478
— at end of period	$539,679	$1,196,545

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

Interim results of operations are not necessarily indicative of the results to be expected for the full fiscal year. The information included in this Form 10-Q should be read in conjunction with the consolidated financial statements and accompanying notes included in the Company’s Annual Report on Form 10-K for the fiscal year ended July 1, 2017.

Certain reclassifications have been made in prior periods and the fiscal year to date current periods to conform to the current period presentation.

New accounting pronouncements

In August 2017, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update 2017-12, Derivatives and Hedging (Topic 815) - Targeted Improvements to Accounting for Hedging Activities (“ASU 2017-12”), which improves the financial reporting of hedging relationships to better portray the economic results of an entity’s risk management activities in its financial statements and makes certain targeted improvements to simplify the application of the hedge accounting guidance in current GAAP. This update is effective for fiscal years beginning after December 15, 2018, with early adoption permitted. The Company is currently evaluating the impact of the adoption of ASU 2017-12 on its consolidated financial statements.

There have been no material changes or additions to the recently issued accounting pronouncements as previously reported in Part II, Item 7, of the Company’s Annual Report on Form 10-K for the fiscal year ended July 1, 2017 that affect or may affect the Company’s financial statements.

2. Acquisitions

Premier Farnell

On October 17, 2016, the Company acquired all of the outstanding shares of Premier Farnell Plc (“PF”), a global distributor of electronic components and related products. The cash consideration paid for the acquisition was approximately $841 million, which consisted of £1.85 per share of PF common stock. Additionally, Avnet assumed $242.8 million of debt at fair value.

The PF acquisition was accounted for as a business combination. The purchase price of this acquisition was allocated to the assets acquired and liabilities assumed based on their estimated fair values on the transaction date. During the first quarter of fiscal 2018, the Company finalized its estimated acquisition date fair values for assets acquired and liabilities assumed, which resulted in a decrease in goodwill of $15.3 million, a net increase in intangible assets of $24.9 million, and an increase in other long-term liabilities of $9.6 million.

AVNET, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

The following table summarizes the final purchase price allocation (in thousands):

Cash	$46,354
Trade and other receivables, net	187,303
Inventories	328,037
Property, plant and equipment	52,621
Intangible assets	319,966
Total identifiable assets acquired	$934,281

Accounts payable, accrued liabilities and other current liabilities	$160,572
Short-term debt	242,814
Other long-term liabilities	150,109
Total identifiable liabilities acquired	$553,495
Net identifiable assets acquired	380,786
Goodwill	460,534
Net assets acquired	$841,320

Approximately $10.0 million of goodwill associated with the PF acquisition is expected to be deductible for tax purposes.

Dragon Innovation

In August 2017, the Company acquired Dragon Innovation, Inc. (“Dragon”), a provider of manufacturing logistics services to entrepreneurs. The impact of this acquisition was not material to the Company’s consolidated balance sheets or statements of operations.

3. Discontinued operations and gain on sale

In February 2017, the Company completed the sale of its Technology Solutions (“TS”) business to Tech Data Corporation (the “Buyer”). Included in the gain on sale recorded in fiscal 2017 were estimates for certain income taxes due on the gain and additional cash consideration expected from the Buyer related to a closing date net working capital sales price adjustment (the “closing date adjustment”). The Company is finalizing the closing date adjustment with the Buyer as provided for in the sales agreement and has included an estimate of this amount as the principal component of the $261.6 million of prepaid and other current assets as of September 30, 2017. The final closing date adjustment, as determined through the established process outlined in the sales agreement, may be materially different from the Company’s estimate. The impact of any probable changes in the closing date adjustment will be recorded as an adjustment to the gain on sale from discontinued operations in the period such change occurs. Additionally, the income taxes associated with the gain will be impacted by the final geographic allocation of the sales price, which must be agreed to with the Buyer as required in the sales agreement and may be materially different from the Company’s estimates. The impact of any changes in estimated income taxes on the gain will be recorded as an adjustment to the gain on sale from discontinued operations in the period such change in estimate occurs. The Company expects the closing date adjustment and the income tax on the gain to be finalized by the end of fiscal 2018.

AVNET, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

The Company received 2.8 million shares of the Buyer’s common stock at closing (the “Shares”), which has been recorded within “Marketable securities” on the Company’s Consolidated Balance Sheets. Unrealized and realized gains or losses due to changes in fair value based upon Level 1 quoted active market prices of the Shares are recorded in “Other income (expense), net” on the Consolidated Statements of Operations. The sales agreement includes time based contractual restrictions related to the Company’s sale of the Shares and as such, the Company entered into economic hedges to reduce the Company’s exposure to price fluctuations of the Shares during the restricted period, which fixes the net amount that the Company will realize upon the sale of the Shares at approximately $247 million. The Company records changes in fair value related to the economic share price hedges within “Other income (expense), net”, offsetting the changes in fair value of the underlying Shares. During the three months ended September 30, 2017, the Company sold 0.6 million Shares, the net proceeds of which have been included in Cash flows from investing activities – discontinued operations.

In connection with the sale of the TS business, the Company entered into a Transition Services Agreement (“TSA”), pursuant to which the Buyer will pay the Company to provide certain information technology, distribution, facilities, finance and human resources related services for various periods of time depending upon the services not to exceed approximately two years from the closing date. Expenses incurred by the Company to provide such services under the TSA are classified within selling, general and administrative expenses and amounts billed to the Buyer to provide such services are classified as a reduction of such expenses. As of September 30, 2017, the Buyer terminated substantially all TSA services outside of certain information technology services and all remaining TSA services are expected to be terminated by the end of fiscal 2018.

Financial results of the TS business for the first quarter ended October 1, 2016 are presented as “Income from discontinued operations, net of tax” on the Consolidated Statements of Operations and are summarized as follows:

First Quarter Ended
October 1, 2016
(Thousands)
Sales	$1,922,202
Cost of sales	1,728,929
Gross profit	193,273
Selling, general and administrative expenses	166,025
Restructuring, integration and other expenses	4,224
Operating income	23,024
Interest and other expense, net	5
Income from discontinued operations before income taxes	23,029
Income tax expense	21,874
Income from discontinued operations, net of taxes	$1,155

Included within selling, general and administrative expenses of discontinued operations was $12.5 million of estimated corporate expenses, excluding general overhead, specific to or benefiting the TS business for the first quarter ended October 1, 2016.

AVNET, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

4. Goodwill and long-lived assets

Goodwill

The following table presents the change in goodwill by reportable segment for the three months ended September 30, 2017. All of the accumulated impairment was recognized in fiscal 2009.

	Electronic	Premier
	Components	Farnell	Total
	(Thousands)
Gross goodwill	$1,680,158	$513,299	$2,193,457
Accumulated impairment	(1,045,110)	—	(1,045,110)
Carrying value at July 1, 2017	635,048	513,299	1,148,347
Additions from acquisitions	21,539	—	21,539
Foreign currency translation	5,772	17,739	23,511
Measurement period adjustments	(64)	(15,328)	(15,392)
Carrying value at September 30, 2017	$662,295	$515,710	$1,178,005
Gross goodwill	$1,707,405	$515,710	$2,223,115
Accumulated impairment	(1,045,110)	—	(1,045,110)
Carrying value at September 30, 2017	$662,295	$515,710	$1,178,005

The Company’s reporting units passed goodwill impairment testing using a quantitative impairment model in the fourth quarter of fiscal 2017, however, the Company’s Electronic Components (“EC”) Americas reporting units had an estimated fair value that was not substantially in excess of its carrying value. The Company evaluates each quarter if facts and circumstances indicate that it is more likely than not that the fair value of reporting units is less than its carrying value, which would require the Company to perform an interim goodwill impairment test. Indicators the Company evaluates to determine whether an interim goodwill impairment test is necessary include, but are not limited to (i) a sustained decrease in share price or market capitalization, (ii) changes in the macroeconomic or industry environments, (iii) the results of and the amount of time passed since the last goodwill impairment test and (iv) the long-term expected financial performance of its reporting units. During the first quarter of fiscal 2018, the Company concluded that an interim goodwill impairment test was not required.

Intangible Assets

The following table presents the Company’s acquired intangible assets at September 30, 2017, and July 1, 2017, respectively.

	September 30, 2017			July 1, 2017
	Acquired	Accumulated	Net Book	Acquired	Accumulated	Net Book
	Amount	Amortization	Value	Amount	Amortization	Value
	(Thousands)
Customer related	$307,712	$(101,512)	$206,200	$277,865	$(79,578)	$198,287
Trade name	55,947	(10,122)	45,825	46,915	(6,720)	40,195
Technology and other	53,580	(14,643)	38,937	50,369	(11,560)	38,809
	$417,239	$(126,277)	$290,962	$375,149	$(97,858)	$277,291

AVNET, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

Intangible asset amortization expense from continuing operations was $25.5 million and $1.9 million for the first quarters of fiscal 2018 and 2017, respectively. Intangible assets have a weighted average remaining useful life of approximately 4 years. The following table presents the estimated future amortization expense for the remainder of fiscal 2018, the next five fiscal years and thereafter (in thousands):

Fiscal Year
Remainder of fiscal 2018	65,198
2019	85,462
2020	83,476
2021	40,219
2022	12,677
2023	3,693
Thereafter	237
Total	$290,962

5. Debt

Short-term debt consists of the following (in thousands):

	September 30, 2017	July 1, 2017	September 30, 2017	July 1, 2017
	Interest Rate		Carrying Balance
Bank credit facilities and other	2.15%	2.27%	$25,498	$50,113
Accounts receivable securitization program	1.70%	—	170,000	—
Short-term debt			$195,498	$50,113

Bank credit facilities and other consists primarily of various committed and uncommitted lines of credit and other forms of bank debt with financial institutions utilized primarily to support the working capital requirements of the Company including its foreign operations.

The Company has an accounts receivable securitization program (the “Program”) in the United States with a group of financial institutions to allow the Company to transfer, on an ongoing revolving basis, an undivided interest in a designated pool of trade accounts receivable, to provide security or collateral for borrowings up to a maximum of $400.0 million. The Program does not qualify for off balance sheet accounting treatment and any borrowings under the Program are recorded as debt in the consolidated balance sheets. Under the Program, the Company legally sells and isolates certain U.S. trade accounts receivable into a wholly owned and consolidated bankruptcy remote special purpose entity. Such receivables, which are recorded within “Receivables” in the consolidated balance sheets, totaled $734.2 million and $807.5 million at September 30, 2017, and July 1, 2017, respectively. The Program contains certain covenants relating to the quality of the receivables sold. The Program also requires the Company to maintain certain minimum interest coverage and leverage ratios, which the Company was in compliance with as of September 30, 2017, and July 1, 2017. The Program expires in August 2018 and as a result the Company has classified outstanding balances as short-term debt as of September 30, 2017. Interest on borrowings is calculated using a base rate or a commercial paper rate plus a spread of 0.40% with a facility fee of 0.40%.

AVNET, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

Long-term debt consists of the following (in thousands):

	September 30, 2017	July 1, 2017	September 30, 2017	July 1, 2017
	Interest Rate		Carrying Balance
Revolving credit facilities:
Accounts receivable securitization program	—	1.53%	$—	$142,000
Credit Facility	4.30%	2.77%	7,500	99,970
Notes due:
June 2020	5.88%	5.88%	300,000	300,000
December 2021	3.75%	3.75%	300,000	300,000
December 2022	4.88%	4.88%	350,000	350,000
April 2026	4.63%	4.63%	550,000	550,000
Other long-term debt	1.36%	1.36%	532	642
Long-term debt before discount and debt issuance costs			1,508,032	1,742,612
Discount and debt issuance costs - unamortized			(12,893)	(13,400)
Long-term debt			$1,495,139	$1,729,212

The Company has a five-year $1.25 billion senior unsecured revolving credit facility (the “Credit Facility”) with a syndicate of banks, consisting of revolving credit facilities and the issuance of up to $150.0 million of letters of credit, which expires in July 2019. Subject to certain conditions, the Credit Facility may be increased up to $1.50 billion. Under the Credit Facility, the Company may select from various interest rate options, currencies and maturities. The Credit Facility contains certain covenants including various limitations on debt incurrence, share repurchases, dividends, investments and capital expenditures. The Credit Facility also includes financial covenants requiring the Company to maintain minimum interest coverage and leverage ratios, which the Company was in compliance with as of September 30, 2017, and July 1, 2017. As of September 30, 2017, and July 1, 2017, there were $2.0 million and $3.1 million, respectively, in letters of credit issued under the Credit Facility.

As of September 30, 2017, the carrying value and fair value of the Company’s total debt was $1.69 billion and $1.76 billion, respectively. At July 1, 2017, the carrying value and fair value of the Company’s total debt was $1.78 billion and $1.85 billion, respectively. Fair value for the notes was estimated based upon quoted market prices and for other forms of debt fair value approximates carrying value due to the market based variable nature of the interest rates on those debt agreements.

6. Derivative financial instruments

Many of the Company’s subsidiaries purchase and sell products in currencies other than their functional currencies. This subjects the Company to the risks associated with fluctuations in foreign currency exchange rates. The Company reduces this risk by utilizing natural hedging (e.g., offsetting receivables and payables in the same foreign currency) as well as by creating offsetting positions through the use of derivative financial instruments, primarily forward foreign exchange contracts typically with maturities of less than 60 days (“economic hedges”), but no longer than one year. The Company continues to have exposure to foreign currency risks to the extent they are not economically hedged. The Company adjusts any economic hedges to fair value through the consolidated statements of operations primarily within “other income (expense), net.” The fair value of forward foreign exchange contracts, which are based upon Level 2 criteria under the ASC 820 fair value hierarchy, are classified in the captions “other current assets” or “accrued expenses and other,” as applicable, in the accompanying consolidated balance sheets as of September 30, 2017, and July 1, 2017. The Company’s master netting and other similar arrangements with various financial institutions related to derivative financial instruments allow for the right of offset. The Company’s policy is to present derivative financial instruments with the same counterparty as either a net asset or liability when the right of offset exists.

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

The fair values of derivative financial instruments in the Company’s consolidated balance sheets are as follows:

	September 30,	July 1,
	2017	2017
	(Thousands)
Forward foreign currency exchange contracts not receiving hedge accounting treatment recorded in:
Other current assets	$3,653	$7,297
Accrued expenses	5,108	4,142

In addition to amounts included in the above table, there was approximately $0.1 million and $34.0 million as of September 30, 2017 and July 1, 2017, respectively, of accrued expenses related to an economic hedge derivative financial instrument used to hedge the fair value changes in marketable securities discussed further in Note 3.

The amounts recorded to other income (expense), net related to derivative financial instruments for economic hedges are as follows:

	First Quarters Ended
	September 30,	October 1,
	2017	2016
	(Thousands)
Net derivative financial instrument (loss) gain	$1,859	$(9,508)

For the three months ended October 1, 2016, $8.0 million of derivative financial instrument losses in other income (expenses), net, have been excluded from the above table associated with foreign currency derivative financial instruments purchased to economically hedge the British Pound purchase price of the PF acquisition in fiscal 2017.

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

As of September 30, 2017, the Company had aggregate estimated liabilities of $14.2 million, classified within accrued expenses and other for such compliance-related matters that were reasonably estimable as of such dates.

8. Income taxes

The Company’s effective tax rate on its income before income taxes from continuing operations was 5.4% in the first quarter of fiscal 2018 as compared with 23.6% in the first quarter of fiscal 2017.  During the first quarter of fiscal 2018, the Company’s effective tax rate was favorably impacted primarily by (i) the mix of income in lower tax jurisdictions and (ii) the release of unrecognized tax benefit reserves primarily due to the negotiation of a favorable outcome in a foreign jurisdiction. During the first quarter of fiscal 2017, the Company’s effective tax rate was favorably impacted primarily by the mix of income in lower tax jurisdictions.

9. Pension plan

The Company has a noncontributory defined benefit pension plan (the “Plan”) that covers substantially all U.S. employees excluding U.S. employees of the acquired PF business and a closed noncontributory defined benefit pension plan in the U.S. covering all U.S. PF employees (collectively, the “Plans”). Components of net period pension cost for the Plans were as follows:

	First Quarters Ended
	September 30,	October 1,
	2017	2016 (1)
	(Thousands)
Service cost	$3,868	$10,848
Interest cost	5,783	3,774
Expected return on plan assets	(13,757)	(10,588)
Amortization of prior service credits	(393)	(393)
Recognized net actuarial loss	3,746	3,851
Net periodic pension (benefit) cost	$(753)	$7,492

(1)	Includes discontinued operations

The Company contributed $8.0 million to the Plans during the first quarter of fiscal 2018 and expects to make an additional contribution to the Plans of $8.0 million in the remainder of fiscal 2018. No contributions were made to the acquired PF plan as that plan has been closed. The Company expects to combine the Plans into a single plan to provide pension benefits to eligible U.S. employees beginning in January 2018.

The Plans meet the definition of defined benefit plans and as a result, the Company applies ASC 715 pension accounting to the Plans. The Plans, however, are cash balance plans that are similar in nature to defined contribution plans in that a participant’s benefit is defined in terms of stated account balances. The cash balance plans provides the Company with the benefit of applying any earnings on the Plan’s investments beyond the fixed return provided to participants, toward the Company’s future cash funding obligations.

AVNET, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

Amounts reclassified out of accumulated other comprehensive income (loss), net of tax, to operating expenses during the first quarters of fiscal 2018 and fiscal 2017 were not material and substantially all related to net periodic pension costs including recognition of actuarial losses and amortization of prior service credits.

In connection with the sale of the TS business, a significant number of former employees became terminated vested employees under the Plan. If the aggregate amount of former employee withdrawals from their Plan balances reach a certain threshold during a fiscal year, a settlement charge is required under ASC 715 pension accounting in the period that such aggregate withdrawals exceed the threshold. The Company expects that this threshold will be exceeded in fiscal 2018 resulting in settlement charges of up to approximately $15 million.

10. Shareholders’ equity

Share repurchase program

In February 2017, the Company’s Board of Directors amended the Company’s existing share repurchase program to authorize the repurchase of up to $1.75 billion of common stock in the open market or through privately negotiated transactions. The timing and actual number of shares repurchased will depend on a variety of factors such as share price, corporate and regulatory requirements, and prevailing market conditions. During the three months ended September 30, 2017, the Company repurchased 1.9 million shares under this program for a total cost of $72.1 million.

Common stock dividend

In August 2017, the Company’s Board of Directors approved a dividend of $0.18 per common share and dividend payments of $22.0 million were made in September 2017.

AVNET, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

11. Earnings per share

	First Quarters Ended
	September 30,	October 1,
	2017	2016
	(Thousands, except per share data)
Numerator:
Income from continuing operations	$58,182	$67,688
Income from discontinued operations	121	1,155
Net income	$58,303	$68,843
Denominator:
Weighted average common shares for basic earnings per share	122,685	127,531
Net effect of dilutive stock based compensation awards	1,299	2,232
Weighted average common shares for diluted earnings per share	123,984	129,763
Basic earnings per share - continuing operations	$0.48	$0.53
Basic earnings per share - discontinued operations	0.00	0.01
Basic earnings per share	$0.48	$0.54
Diluted earnings per share - continuing operations	$0.47	$0.52
Diluted earnings per share - discontinued operations	0.00	0.01
Diluted earnings per share	$0.47	$0.53
Stock options excluded from earnings per share calculation due to anti-dilutive effect	2,033	674

See Note 3 for additional information on income from discontinued operations.

12. Additional cash flow information

Non-cash investing activities and supplemental cash flow information were as follows:

	Three Months Ended
	September 30,	October 1,
	2017	2016
	(Thousands)
Non-cash Investing Activities:
Capital expenditures incurred but not paid	$23,176	$7,406
Supplemental Cash Flow Information:
Interest	$5,107	$18,840
Income taxes	$18,362	$15,216

Non-cash financing activities of $4.0 million related to share repurchases that have been accrued, but not yet paid for as of September 30, 2017. Non-cash investing activities of $4.1 million related to share sales that have been accrued, but not yet received, as of September 30, 2017.

AVNET, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

Included in cash and cash equivalents as of September 30, 2017, and July 1, 2017, was $5.5 million and $208.3 million, respectively, of cash equivalents, which was primarily comprised of investment grade money market funds and overnight time deposits.

13. Segment information

Electronic Components (“EC”) and Premier Farnell (“PF”) are the Company’s reportable segments (“operating groups”). EC markets and sells semiconductors and interconnect, passive and electromechanical devices and integrated components to a diverse customer base serving many end-markets. PF distributes electronic components and related products to the electronic system design community utilizing multi-channel sales and marketing resources.

	First Quarters Ended
	September 30,	October 1,
	2017	2016
	(Thousands)
Sales:
Electronic Components	$4,307,251	$4,118,104
Premier Farnell	353,692	—
	4,660,943	4,118,104
Operating income (loss):
Electronic Components	$139,601	$185,051
Premier Farnell	34,795	—
	174,396	185,051
Corporate (1)	(32,462)	(23,690)
Restructuring, integration and other expenses	(46,394)	(29,469)
Amortization of acquired intangible assets and other	(25,585)	(2,378)
Operating Income	$69,955	$129,514

Sales, by geographic area:
Americas (2)	$1,185,485	$1,250,508
EMEA (3)	1,692,985	1,265,294
Asia/Pacific (4)	1,782,473	1,602,302
Sales	$4,660,943	$4,118,104

(1)Corporate is not a reportable segment and represents certain centrally incurred overhead expenses and assets that are not included in the EC and PF measures of profitability or assets. Corporate amounts represent a reconciling item between segment measures and total Avnet amounts reported in the consolidated financial statements.

(2)Includes sales from the United States of $1.10 billion and $1.17 billion for the first quarters ended September 30, 2017, and October 1, 2016, respectively.

(3)Includes sales from Germany and Belgium of $681.0 million and $262.5 million, respectively, for the first quarter ended September 30, 2017. Includes sales from Germany and Belgium of $521.4 million and $202.7 million, respectively, for the first quarter ended October 1, 2016.

(4)Includes sales from China (including Hong Kong) and Taiwan of $655.4 million and $657.5 million, respectively, for the first quarter ended September 30, 2017. Includes sales from China (including Hong Kong) and Taiwan of $624.8 million and $589.5 million, respectively, for the first quarter ended October 1, 2016.

AVNET, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

	September 30,	July 1,
	2017	2017
	(Thousands)
Property, plant, and equipment, net, by geographic area:
Americas (1)	$278,435	$296,038
EMEA (2)	193,756	186,127
Asia/Pacific	38,112	37,410
Property, plant, and equipment, net	$510,303	$519,575

(1)Includes property, plant and equipment, net, of $272.5 million and $289.1 million as of September 30, 2017, and July 1, 2017, respectively, in the United States.

(2)Includes property, plant and equipment, net, of $91.9 million, $52.2 million and $40.6 million in Germany, UK and Belgium, respectively, as of September 30, 2017, and $85.6 million, $52.1 million and $39.8 million in Germany, UK and Belgium, respectively, as of July 1, 2017.

14. Restructuring expenses

Fiscal 2018

During fiscal 2018, the Company took certain restructuring actions in an effort to integrate acquisitions and reduce future operating expenses. Restructuring expenses are included as a component of restructuring, integration and other expenses in the consolidated statements of operations. The activity related to the restructuring liabilities established during fiscal 2018 is presented in the following table:

		Facility	Asset
	Severance	Exit Costs	Impairments	Other	Total
	(Thousands)
Fiscal 2018 restructuring expenses	$20,583	—	583	120	$21,286
Cash payments	(3,054)	—	—	(13)	(3,067)
Non-cash amounts	—	—	(583)	—	(583)
Other, principally foreign currency translation	(39)	—	—	(1)	(40)
Balance at September 30, 2017	$17,490	$—	$—	$106	$17,596

Severance expense recorded in the first quarter of fiscal 2018 related to the reduction, or planned reduction of 461 employees, primarily in executive management, operations, warehouse, sales and business support functions. Facility exit costs (if any) primarily consist of liabilities for remaining lease obligations for exited facilities. Asset impairments relate to the impairment of property, plant and equipment as a result of the underlying restructuring activities. Other restructuring costs related primarily to other miscellaneous restructuring and exit costs. Of the $21.3 million in restructuring expenses recorded during the first quarter of fiscal 2018, $17.7 million related to EC, $2.4 million related to PF and $1.2 million related to corporate executive and business support functions. The Company expects the majority of the remaining amounts to be paid by the end of fiscal 2018.

AVNET, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

Fiscal 2017

During fiscal 2017, the Company incurred restructuring expenses related to various restructuring actions intended to achieve planned synergies from acquired businesses and to reduce future operating expenses. The following table presents the activity during the first three months of fiscal 2018 related to the remaining restructuring liabilities from continuing operations established during fiscal 2017:

		Facility
	Severance	Exit Costs	Other	Total
	(Thousands)
Balance at July 1, 2017	$12,186	$76	$—	$12,262
Cash payments	(4,506)	(73)	—	(4,579)
Changes in estimates, net	64	—	—	64
Non-cash amounts	—	—	—	—
Other, principally foreign currency translation	132	2	—	134
Balance at September 30, 2017	$7,876	$5	$—	$7,881

The Company expects the majority of the remaining amounts to be paid by the end of fiscal 2018.

Item 2.Management’s Discussion and Analysis of Financial Condition and Results of Operations

For a description of the Company’s critical accounting policies and an understanding of the significant factors that influenced the Company’s performance during the quarter ended September 30, 2017, this Management’s Discussion and Analysis of Financial Condition and Results of Operations (“MD&A”) should be read in conjunction with the consolidated financial statements, including the related notes, appearing in Item 1 of this Quarterly Report on Form 10-Q, as well as the Company’s Annual Report on Form 10-K for the fiscal year ended July 1, 2017.

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

The reconciliation of operating income to adjusted operating income is presented in the following table:

	First Quarters Ended
	September 30,	October 1,
	2017	2016
	(Thousands)
Operating income	$69,955	$129,514
Restructuring, integration and other expenses	46,394	29,469
Amortization of acquired intangible assets and other	25,585	2,378
Adjusted operating income	$141,934	$161,361

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

OVERVIEW

Organization

Avnet, Inc., founded in 1921 and incorporated in New York in 1955, together with its consolidated subsidiaries (the “Company” or “Avnet”), is a global value-added distributor of electronic components. Avnet creates a vital link in the technology supply chain that connects the world’s leading electronic component manufacturers with a global customer base primarily comprised of original equipment manufacturers, electronic manufacturing services providers and original design manufacturers. Avnet distributes electronic components, as received from its suppliers or through a customized integrated solution, and offers assembly and other value-added services.

Avnet’s two operating groups – Electronic Components (“EC”) and Premier Farnell (“PF”) - have operations in each of the three major economic regions of the world: the Americas; EMEA; and Asia/Pacific, consisting of Asia, Australia and New Zealand (“Asia”). A summary of each operating group is provided in Note 13, “Segment information” to the Company’s consolidated financial statements included in this Quarterly Report on Form 10-Q.

Results of Operations

Executive Summary

Avnet’s sales and gross profit increased year-over-year primarily as a result of the Company’s acquisition of PF and improvements in the EMEA and Asia regions, partially offset by declines in the Americas region.

Sales of $4.66 billion in the first quarter of fiscal 2018 increased 13.2% over the first quarter of fiscal 2017 sales of $4.12 billion and increased 11.8% in constant currency. Excluding the impact of the PF acquisition, Avnet’s organic sales increased 4.8% or 3.5% in constant currency.

Gross profit margin of 13.1% increased 45 basis points over the prior year first quarter as increases from the acquisition of PF were partially offset by declines across all three EC regions.

Operating income margin was 1.5% in the first quarter of fiscal 2018 as compared with 3.1% in the first quarter of fiscal 2017 and adjusted operating income margin was 3.0% in the first quarter of fiscal 2018 as compared to 3.9% in the first quarter of fiscal 2017. The decline in adjusted operating income margin was driven by the western EC regions, partially offset by the acquisition of PF.

Sales

The following tables present the reconciliation of reported sales to organic sales for the first quarters of fiscal 2018 and fiscal 2017.

	First Quarters Ended				Sales		Organic
	Sales				As Reported		Sales
	As Reported	Sales	Sales	Sales	Year-Year %	Organic	Year-Year %
	and Organic	As Reported	Organic	As Reported	Change in	Sales	Change in
	Q1-Fiscal	Q1-Fiscal	Q1-Fiscal	Year-Year	Constant	Year-Year	Constant
	2018	2017	2017 (1)	% Change	Currency	% Change	Currency
	(Dollars in thousands)
Avnet	$4,660,943	$4,118,104	$4,446,817	13.2%	11.8%	4.8%	3.5%
Avnet by region
Americas	$1,185,485	$1,250,508	$1,386,652	(5.2)%	—	(14.5)%	—
EMEA	1,692,985	1,265,294	1,417,615	33.8	28.0%	19.4	14.3%
Asia	1,782,473	1,602,302	1,642,550	11.2	12.3	8.5	9.6
Avnet by segment
EC	$4,307,251	$4,118,104	$4,118,104	4.6%	3.3%	4.6%	3.3%
PF	353,692	—	328,713	—	—	—	—

(1)	Includes PF acquired on October 17, 2016, which has operations in each Avnet region.

	First Quarter Ended
	As
	Reported		Organic Sales
	Fiscal 2017	Acquisitions (1)	Fiscal 2017
	(Dollars in thousands)
Avnet	$4,118,104	$328,713	$4,446,817
Avnet by region
Americas	$1,250,508	$136,144	$1,386,652
EMEA	1,265,294	152,321	1,417,615
Asia	1,602,302	40,248	1,642,550
Avnet by segment
EC	$4,118,104	$—	$4,118,104
PF	—	328,713	328,713

(1)	Includes PF acquired on October 17, 2016, which has operations in each Avnet region.

Sales for the first quarter of fiscal 2018 were $4.66 billion, as compared to the first quarter of fiscal 2017 sales of $4.12 billion. The increase in sales was primarily due to the acquisition of PF and increased sales in the EMEA and Asia EC regions, offset by declines in the Americas EC region primarily as a result of supplier channel changes and year over year sales impacts from an ERP implementation at the end of fiscal 2016.

Organic sales in constant currency increased 14.3% in EMEA and 9.6% in Asia and decreased 14.5% in the Americas region. PF sales were $353.7 million in the first quarter of fiscal 2018, which is an increase of 2.3% over the fourth quarter of fiscal 2017.

Gross Profit and Gross Profit Margins

Gross profit for the first quarter of fiscal 2018 was $612.6 million, an increase of $89.9 million, or 17.2%, from the first quarter of fiscal 2017 gross profit of $522.7 million. Gross profit margin of 13.1% increased 45 basis points from the first quarter of fiscal 2017 as a result of the Company’s acquisition of PF. Gross profit margin for EC declined in both the Americas and EMEA regions due primarily to supplier channel and program changes that negatively impacted gross profit margin.

Selling, General and Administrative Expenses

Selling, general and administrative expenses (“SG&A expenses”) were $496.2 million in the first quarter of fiscal 2018, an increase of $132.5 million, or 36.4%, from the first quarter of fiscal 2017. The year-over-year increase in SG&A expenses was primarily due to the acquisition of PF and the related PF operating expenses, including $23.2 million of additional expense for the amortization of intangible assets. SG&A expenses also increased as a result of changes in foreign currency exchange rates year over year, which was offset by cost savings from restructuring actions taken since the first quarter of fiscal 2017.

Metrics that management monitors with respect to its operating expenses are SG&A expenses as a percentage of sales and as a percentage of gross profit. In the first quarter of fiscal 2018, SG&A expenses as a percentage of sales were 10.6% and as a percentage of gross profit were 81.0%, as compared with 8.8% and 69.6%, respectively, in the first quarter of fiscal 2017. The increases in SG&A expenses as a percentage of sales and as a percentage of gross profit is due primarily to the acquisition of PF and from the decline in gross profit margin in the western EC regions discussed further above.

Restructuring, Integration and Other Expenses

As a result of the aforementioned supplier channel changes, the focus on lowering overall operating costs, and the integration of PF, the Company has incurred certain restructuring costs. In addition, the Company incurred integration, accelerated depreciation, acquisition/divestiture and other costs. Integration costs are primarily related to the integration of acquired businesses including PF, the integration of certain regional and global businesses including Avnet after the TS divestiture,  and incremental costs incurred as part of the consolidation, relocation, and closure of warehouse and office facilities. Accelerated depreciation relates to the incremental depreciation expense incurred related to the shortening of the estimated useful life of the Company’s enterprise resource planning (“ERP”) system in the Americas compared to depreciation expense based on the original useful life of such ERP system. Acquisition/divestiture costs consist primarily of professional fees and other costs incurred related to the acquisition, divestiture and closure of businesses including the acquisition of PF and the divestiture of TS. Other costs consist primarily of any other miscellaneous costs that relate to restructuring, integration and other expenses.

The Company recorded restructuring, integration and other expenses of $46.4 million during the first quarter of fiscal 2018. The Company recorded $21.3 million of restructuring costs in the first quarter of fiscal 2018 and expects to incur up to an additional $10.0 million of costs in the remainder of fiscal 2018 in order to realize approximately $41.7 million in expected annualized operating cost savings once such restructuring actions initiated in the first quarter of fiscal 2018 are completed. Integration, accelerated depreciation and other costs including acquisition/divesture costs were $8.2 million, $16.4 million and $0.5 million, respectively in the first quarter of fiscal 2018. The after tax impact of restructuring, integration and other expenses were $29.6 million and $0.24 per share on a diluted basis.

Comparatively, in the first quarter of fiscal 2017, restructuring, integration and other expenses were $29.5 million. The after tax impact of restructuring, integration, and other expenses was $20.2 million and $0.16 per share on a diluted basis.

See Note 14 “Restructuring Expenses” to the Company’s consolidated financial statements included in this Quarterly Report on Form 10-Q.

Operating Income

Operating income for the first quarter of fiscal 2018 was $70.0 million, a decrease of $59.6 million, or 46.0%, from the first quarter of fiscal 2017 operating income of $129.5 million. Adjusted operating income for the first quarter of fiscal 2018 was $141.9 million, a decrease of $19.4 million, or 12.0%, from the first quarter of fiscal 2017 adjusted operating income of $161.4 million. Operating income margin was 1.5% in the first quarter of fiscal 2018 as compared with 3.1% in the first quarter of fiscal 2017. Adjusted operating income margin for the first quarter of fiscal 2018 was 3.0% compared to 3.9% in the first quarter of fiscal 2017. The decrease in adjusted operating income margin year over year was primarily driven by declines in the EC western regions, partially offset by the acquisition of PF.

Interest Expense and Other Income (Expense), Net

Interest expense in the first quarter of fiscal 2018 was $24.1 million, a decrease of $3.2 million or 11.7%, as compared with interest expense of $27.2 million in the first quarter of fiscal 2017. The decrease in interest expense in the first quarter of fiscal 2018 compared to the first quarter of fiscal 2017 was primarily related to the impact of the Company’s repayments of certain long-term debt during fiscal 2017.

During the first quarter of fiscal 2018, the Company had $15.6 million of other income, net, as compared with $13.7 million of other expense, net, in the first quarter of fiscal 2017. In the first quarter of fiscal 2018, the Company had foreign currency gains primarily due to the strengthening of the Euro compared to the U.S. Dollar and British Pound. In the first quarter of fiscal 2017, the Company incurred additional financing and economic foreign currency hedging costs associated with the PF acquisition.

Income Tax Expense

The Company’s effective tax rate on its income before income taxes from continuing operations was 5.4% in the first quarter of fiscal 2018 as compared with 23.6% in the first quarter of fiscal 2017. During the first quarter of fiscal 2018, the Company’s effective tax rate was favorably impacted primarily by (i) the mix of income in lower tax jurisdictions and (ii) the release of unrecognized tax benefit reserves primarily due to the negotiation of a favorable outcome in a foreign jurisdiction. During the first quarter of fiscal 2017, the Company’s effective tax rate was favorably impacted primarily by the mix of income in lower tax jurisdictions.

Income from Discontinued Operations

Income from discontinued operations was $0.1 million in the first quarter of fiscal 2018 primarily as a result of certain income tax adjustments related to the TS business.

Income from discontinued operations was $1.2 million in the first quarter of fiscal 2017 due to the operations of the TS business prior to its sale in the third quarter of fiscal 2017.

See Note 3, “Discontinued operations” to the Company’s consolidated financial statements included in this Quarterly Report on Form 10-Q for additional information and detail on the financial results of discontinued operations.

Net Income

As a result of the factors described in the preceding sections of this MD&A, the Company’s net income for the first quarter of fiscal 2018 was $58.3 million, or $0.47 per share on a diluted basis, as compared with $68.8 million, or $0.53 per share on a diluted basis, in the first quarter of fiscal 2017.

LIQUIDITY AND CAPITAL RESOURCES

Cash Flow

Cash Flow from Operating Activities

During the first quarter of fiscal 2018, the Company used $128.0 million of cash from its operating activities compared to $0.1 million in the first quarter of fiscal 2017. These operating cash flows were comprised of: (i) cash flow generated from net income from continuing operations, adjusted for the impact of non-cash and other items, which includes depreciation and amortization expenses, deferred income taxes, stock-based compensation expense and other non-cash items (including provisions for doubtful accounts and periodic pension costs), (ii) cash flows used for, or generated from, working capital and other, excluding cash and cash equivalents, and (iii) operating cash flows used for, or generated from, the TS business, which is classified as a discontinued operation. Cash used for working capital and other was $240.0 million during the first quarter of fiscal 2018, including increases in inventories and accounts receivable of $267.0 million and $32.4 million, respectively. The Company utilized cash to invest in inventory levels primarily as a result of a strong book to bill and lengthening purchasing lead times. These increases were partially offset by increases in accounts payable and accrued expenses and other of $37.3 million and $22.1 million, respectively. Comparatively, cash used for working capital and other was $13.6 million during the first quarter of fiscal 2017, including an increase in accounts receivable of

$64.6 million and a decrease in accounts payable of $164.8 million, substantially offset by a decrease in inventories of $182.2 million and an increase in accrued expenses and other of $33.5 million.

Cash used for operating activities of discontinued operations was $110.5 million in the first quarter of fiscal 2017.

Cash Flow from Financing Activities

During the first quarter of fiscal 2018, the Company received net proceeds of $28.0 million under the Company’s accounts receivable securitization program. During the first quarter of fiscal 2018, the Company repaid $24.9 million from borrowings of various bank credit facilities and $92.5 million under the Company’s senior unsecured credit facility. During the first quarter of fiscal 2018, the Company paid dividends on common stock of $22.0 million and repurchased $68.1 million of common stock.

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

Cash Flow from Investing Activities

During the first quarter of fiscal 2018, the Company used $26.7 million for capital expenditures primarily related to information system development costs, computer hardware and software purchases and facilities costs compared to $34.7 million for capital expenditures in the first quarter of fiscal 2017. During the first quarter of fiscal 2018, the Company used $14.7 million of cash for acquisitions, which is net of the cash acquired.

During the first quarter of fiscal 2018, the Company sold $45.4 million of marketable securities obtained through the sale of the TS business, which have been included in Cash flows from investing activities – discontinued operations.

Contractual Obligations

For a detailed description of the Company’s long-term debt and lease commitments for the next five years and thereafter, see Long-Term Contractual Obligations appearing in Item 7 of the Company’s Annual Report on Form 10-K for the fiscal year ended July 1, 2017. With the exception of the Company’s debt transactions discussed herein, there are no material changes to this information outside of normal borrowings and repayments of long-term debt and operating lease payments. The Company does not currently have any material non-cancellable commitments for capital expenditures or inventory purchases.

Financing Transactions

See Note 5, “Debt” to the Company’s consolidated financial statements included in this Quarterly Report on Form 10-Q for additional information on financing transactions including the Credit Facility, the Program, and other outstanding long-term debt as of September 30, 2017. The Company was in compliance with all covenants under the Credit Facility and the Program as of September 30, 2017.

The Company has various lines of credit and other forms of bank debt in the U.S. and various foreign locations to fund the short-term working capital, foreign exchange, overdraft and letter of credit needs of its wholly owned subsidiaries. Avnet generally guarantees its subsidiaries’ obligations under such debt facilities. Outstanding borrowings under such forms of debt at the end of first quarter of fiscal 2018 was $1.0 million.

Liquidity

The Company held cash and cash equivalents of $539.7  million as of September 30, 2017, of which $513.0  million was held outside the United States. As of July 1, 2017, the Company held cash and cash equivalents of $836.4 million, of which $619.5 million was held outside of the United States.

As of the end of the first quarter of fiscal 2018, the Company had a combined total borrowing capacity of $1.65 billion under the Credit Facility and the Program. There were $7.5 million in borrowings outstanding and $2.0 million in letters of credit issued under the Credit Facility and $170.0 million in borrowings outstanding under the Program, resulting in approximately $1.42 billion of total availability as of September 30, 2017. Availability under the Program is subject to the Company having sufficient eligible trade accounts receivable to support desired borrowings. During the first quarter of fiscal 2018, the Company had an average daily balance outstanding of approximately $10.3 million under the Credit Facility and approximately $166.0 million under the Program. During the first quarter of fiscal 2017, the Company had an average daily balance outstanding of approximately $450.5 million under the Credit Facility and approximately $719.0 million under the Program.

During periods of weakening demand in the electronic components industry, the Company typically generates cash from operating activities. Conversely, the Company is more likely to use operating cash flows for working capital requirements during periods of higher growth. The Company used $17.4 million in cash flows from operating activities over the trailing four fiscal quarters ended September 30, 2017 for continuing operations.

Liquidity is subject to many factors, such as normal business operations as well as general economic, financial, competitive, legislative, and regulatory factors that are beyond the Company’s control. To the extent the cash balances held in foreign locations cannot be remitted back to the U.S. in a tax efficient manner, those cash balances are generally used for ongoing working capital, capital expenditure needs and to support acquisitions, and are currently expected to be permanently reinvested outside the United States. If these funds were needed for general corporate use in the United States, the Company would incur significant income taxes. In addition, local government regulations may restrict the Company’s ability to move funds among various locations under certain circumstances. Management does not believe such restrictions would limit the Company’s ability to pursue its intended business strategy. Management believes that Avnet’s available borrowing capacity, its current cash on hand including the remaining proceeds and marketable securities from the sale of the TS business and the Company’s expected ability to generate operating cash flows in the future will be sufficient to meet its future liquidity needs. The Company also may issue debt or equity securities in the future and management believes the Company will have adequate access to the capital markets, if needed.

During the first quarter of fiscal 2018, the Company has made, and expects to continue to make, strategic investments through acquisition activity to the extent the investments strengthen Avnet’s competitive position and meet management’s return on capital thresholds. The Company also expects to make capital expenditures, including expenditures over the next two fiscal years to implement a global ERP system. Additionally, as the Company integrates PF and restructures to transform Avnet into an electronic components focused business, the Company expects to use cash for restructuring, integration and other expenses.

In addition to continuing to make investments in acquisitions, as of September 30, 2017, the Company may repurchase up to an aggregate of $327.0 million of shares of the Company’s common stock through a $1.75 billion share repurchase program approved by the Board of Directors. The Company may repurchase stock from time to time at the discretion of management, subject to strategic considerations, market conditions and other factors. The Company may terminate or limit the share repurchase program at any time without prior notice. The timing and actual number of shares repurchased will depend on a variety of factors such as share price, corporate and regulatory requirements, and prevailing market conditions. Additionally, the Company currently expects to pay quarterly cash dividends on shares of its common stock, subject to approval of the Board of Directors. During the first quarter of fiscal 2018, the Board of Directors approved a dividend of $0.18 per share, which resulted in $22.0 million of dividend payments during the quarter.

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

See Item 7A, Quantitative and Qualitative Disclosures About Market Risk, in the Company’s Annual Report on Form 10-K for the fiscal year ended July 1, 2017, for further discussion of market risks associated with foreign currency exchange rates and interest rates. Avnet’s exposure to such risks has not changed materially since July 1, 2017, as the Company continues to economically hedge the majority of its foreign currency exchange exposures. Thus, any increase or decrease in fair value of the Company’s forward foreign currency exchange contracts is generally offset by an opposite effect on the related hedged position. For interest rate risk, the Company continues to maintain a combination of fixed and variable rate debts to mitigate the exposure to fluctuation in market interest rates. The Company’s exposure to market price risk related to marketable securities is mitigated through the purchase of a derivative financial instrument that fixes the value of the marketable securities.

See Liquidity and Capital Resources — Financing Transactions appearing in Item 2 of this Quarterly Report on Form 10-Q for further discussion of the Company’s financing transactions and capital structure. As of September 30, 2017,  88% of the Company’s debt bears interest at a fixed rate and 12% of the Company’s debt bears interest at variable rates. Therefore, a hypothetical 1.0% (100 basis points) increase in interest rates would result in a $0.5 million decrease in income from continuing operations before income taxes in the Company’s consolidated statement of operations for the first quarter of fiscal 2018.

Item 4.Controls and Procedures

The Company’s management, including its Chief Executive Officer and Interim Chief Financial Officer, have evaluated the effectiveness of the Company’s disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) as of the end of the reporting period covered by this Quarterly Report on Form 10-Q. Based on such evaluation, the Chief Executive Officer and Chief Financial Officer have concluded that, as of the end of the period covered by this Quarterly Report on Form 10-Q, the Company’s disclosure controls and procedures are effective such that material information required to be disclosed by the Company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified by the Securities and Exchange Commission’s rules and forms and is accumulated and communicated to management, including the Company’s principal executive officer and principal financial officer, as appropriate to allow timely decisions regarding required disclosure.

During the first quarter of fiscal 2018, there were no changes to the Company’s internal control over financial reporting (as defined in Rule 13a-15(f) of the Exchange Act) that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II

OTHER INFORMATION

Item 1.Legal Proceedings

As a result primarily of certain former manufacturing operations, Avnet has incurred and may have future liability under various federal, state and local environmental laws and regulations, including those governing pollution and exposure to, and the handling, storage and disposal of, hazardous substances. For example, under the Comprehensive Environmental Response, Compensation and Liability Act of 1980, as amended and similar state laws, Avnet is and may be liable for the costs of cleaning up environmental contamination on or from certain of its current or former properties, and at off-site locations where the Company disposed of wastes in the past. Such laws may impose joint and several liability. Typically, however, the costs for clean up at such sites are allocated among potentially responsible parties based upon each party’s relative contribution to the contamination, and other factors.

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

Item 1A.Risk Factors

This Quarterly Report on Form 10-Q (“Quarterly Report”) contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Exchange Act with respect to the financial condition, results of operations and business of the Company. You can find many of these statements by looking for words like “believes,” “plans,” “expects,” “anticipates,” “should,” “will,” “may,” “estimates” or similar expressions in this Quarterly Report or in documents incorporated by reference in this Quarterly Report. These forward-looking statements are subject to numerous assumptions, risks and uncertainties. You should understand that the following important factors, in addition to those discussed elsewhere in this Quarterly Report and in the Company’s Annual Report on Form 10-K for the fiscal year ended July 1, 2017, could affect the Company’s future results of operations, and could cause those results or other outcomes to differ materially from those expressed or implied in the forward-looking statements:

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

The discussion of Avnet’s business and operations should be read together with the risk factors contained in Item 1A of its Annual Report on Form 10-K for the fiscal year ended July 1, 2017, which describe various risks and uncertainties to which the Company is or may become subject. These risks and uncertainties have the potential to affect Avnet’s business, financial condition, results of operations, cash flows, strategies or prospects in a material and adverse manner. As of September 30, 2017, there have been no material changes to the risk factors set forth in the Company’s Annual Report on Form 10-K for the fiscal year ended July 1, 2017.

Item 2.Unregistered Sales of Equity Securities and Use of Proceeds

The Company’s Board of Directors has approved the repurchase of up to $1.75 billion of the Company’s common stock under the Company’s share repurchase program. The following table includes the Company’s monthly purchases of the Company’s common stock during the first quarter of fiscal 2018,  under the share repurchase program, which is part of a publicly announced plan.

			Total Number of	Approximate Dollar
	Total	Average	Shares Purchased	Value of Shares That
	Number	Price	as Part of Publicly	May Yet Be
	of Shares	Paid per	Announced Plans	Purchased under the
Period	Purchased	Share	or Programs	Plans or Programs
July	—	$—	—	$399,062,000
August	615,000	$36.90	615,000	$376,365,000
September	1,290,000	$38.27	1,290,000	$326,994,000

Item 6.Exhibits

Exhibit
Number	Exhibit
10.1*	Avnet Executive Severance Plan, effective August 10, 2017.

31.1*	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2*	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1**	Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2**	Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS*	XBRL Instance Document.

101.SCH*	XBRL Taxonomy Extension Schema Document.

101.DEF*	XBRL Taxonomy Extension Definition Linkbase Document.

101.CAL*	XBRL Taxonomy Extension Calculation Linkbase Document.

101.LAB*	XBRL Taxonomy Extension Label Linkbase Document.

101.PRE*	XBRL Taxonomy Extension Presentation Linkbase Document.

*	Filed herewith.
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

AVNET, INC. (Registrant)

By:	/s/ KEN JACOBSON
Ken Jacobson
Interim Chief Financial Officer

Date: October 30, 2017