Form 10-Q
period 2017-12-30
AVNET INC
filed 2018-01-26
CIK 8858

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended December 30, 2017

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

As of January  18, 2018, the total number of shares outstanding of the registrant’s Common Stock was 119,945,293 shares, net of treasury shares.

AVNET, INC. AND SUBSIDIARIES

PART I

FINANCIAL INFORMATION

Item 1.Financial Statements

AVNET, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(Unaudited)

	December 30,	July 1,
	2017	2017
	(Thousands, except share
	amounts)
ASSETS
Current assets:
Cash and cash equivalents	$589,518	$836,384
Marketable securities	136,443	281,326
Receivables, less allowances of $50,559 and $47,272, respectively	3,295,014	3,337,624
Inventories	3,285,926	2,824,709
Prepaid and other current assets	269,204	253,765
Total current assets	7,576,105	7,533,808
Property, plant and equipment, net	507,692	519,575
Goodwill	1,181,013	1,148,347
Intangible assets, net	269,743	277,291
Other assets	265,952	220,568
Total assets	$9,800,505	$9,699,589
LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Short-term debt	$243,351	$50,113
Accounts payable	1,958,145	1,861,635
Accrued expenses and other	554,140	542,023
Total current liabilities	2,755,636	2,453,771
Long-term debt	1,488,066	1,729,212
Other liabilities	308,259	334,538
Total liabilities	4,551,961	4,517,521
Commitments and contingencies (Note 7)
Shareholders’ equity:
Common stock $1.00 par; authorized 300,000,000 shares; issued 119,600,864 shares and 123,080,952 shares, respectively	119,601	123,081
Additional paid-in capital	1,520,858	1,503,490
Retained earnings	3,724,978	3,799,363
Accumulated other comprehensive loss	(116,893)	(243,866)
Total shareholders’ equity	5,248,544	5,182,068
Total liabilities and shareholders’ equity	$9,800,505	$9,699,589

See notes to consolidated financial statements.

AVNET, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

	Second Quarters Ended		Six Months Ended
	December 30,	December 31,	December 30,	December 31,
	2017	2016	2017	2016
	(Thousands, except per share amounts)
Sales	$4,521,636	$4,273,559	$9,182,578	$8,391,663
Cost of sales	3,919,175	3,687,374	7,967,563	7,282,823
Gross profit	602,461	586,185	1,215,015	1,108,840
Selling, general and administrative expenses	478,681	431,555	974,886	795,227
Restructuring, integration and other expenses	36,762	30,400	83,156	59,869
Operating income	87,018	124,230	156,973	253,744
Other income (expense), net	762	(36,514)	16,341	(50,248)
Interest expense	(25,640)	(26,748)	(49,700)	(53,984)
Income from continuing operations before taxes	62,140	60,968	123,614	149,512
Income tax expense	5,346	28,503	8,638	49,359
Income from continuing operations, net of tax	56,794	32,465	114,976	100,153
Income (loss) from discontinued operations, net of tax	(10,070)	70,753	(9,949)	71,908
Net income	46,724	103,218	105,027	172,061

Earnings (loss) per share - basic:
Continuing operations	$0.47	$0.25	$0.94	$0.78
Discontinued operations	(0.08)	0.55	(0.08)	0.56
Net income per share basic	0.39	0.80	0.86	1.34

Earnings (loss) per share - diluted:
Continuing operations	$0.47	$0.25	$0.93	$0.77
Discontinued operations	(0.08)	0.54	(0.08)	0.55
Net income per share diluted	0.39	0.79	0.85	1.32

Shares used to compute earnings per share:
Basic	120,400	127,901	121,543	127,716
Diluted	121,749	130,347	122,867	130,055
Cash dividends paid per common share	$0.18	$0.17	$0.36	$0.34

See notes to consolidated financial statements.

AVNET, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(Unaudited)

	Second Quarters Ended		Six Months Ended
	December 30,	December 31,	December 30,	December 31,
	2017	2016	2017	2016
	(Thousands)
Net income	$46,724	$103,218	$105,027	$172,061
Other comprehensive income (loss), net of tax:
Foreign currency translation and other	27,941	(182,663)	116,784	(151,002)
Pension adjustments, net	9,250	3,183	10,189	3,802
Total comprehensive income (loss)	$83,915	$(76,262)	$232,000	$24,861

See notes to consolidated financial statements.

AVNET, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	Six Months Ended
	December 30,	December 31,
	2017	2016
	(Thousands)
Cash flows from operating activities:
Net income	$105,027	$172,061
Less: Income (loss) from discontinued operations, net of tax	(9,949)	71,908
Income from continuing operations	114,976	100,153

Non-cash and other reconciling items:
Depreciation	77,510	45,616
Amortization	47,256	11,759
Deferred income taxes	(55,921)	9,312
Stock-based compensation	17,090	32,525
Other, net	22,386	13,069
Changes in (net of effects from businesses acquired and divested):
Receivables	108,459	(127,153)
Inventories	(410,361)	139,672
Accounts payable	75,342	133,698
Accrued expenses and other, net	(55,955)	(55,437)
Net cash flows (used) provided by operating activities - continuing operations	(59,218)	303,214
Net cash flows used by operating activities - discontinued operations	—	(63,124)
Net cash flows (used) provided by operating activities	(59,218)	240,090

Cash flows from financing activities:
Issuance of notes, net of issuance costs	—	296,374
Repayment of notes	—	(378,559)
Borrowings (repayments) under accounts receivable securitization, net	78,000	(264,963)
Borrowings (repayments) under senior unsecured credit facility, net	(99,971)	771,174
Repayments under bank credit facilities and other debt, net	(27,381)	(18,978)
Borrowings of term loans	—	530,756
Repurchases of common stock	(135,458)	—
Dividends paid on common stock	(43,572)	(43,426)
Other, net	(1,214)	13,825
Net cash flows (used) provided by financing activities - continuing operations	(229,596)	906,203
Net cash flows used by financing activities - discontinued operations	—	(16,505)
Net cash flows (used) provided by financing activities	(229,596)	889,698

Cash flows from investing activities:
Purchases of property, plant and equipment	(67,397)	(70,424)
Acquisitions of businesses, net of cash acquired (Note 2)	(14,661)	(798,366)
Other, net	2,402	7,766
Net cash flows used for investing activities - continuing operations	(79,656)	(861,024)
Net cash flows provided (used) by investing activities - discontinued operations	112,664	(3,093)
Net cash flows provided (used) by investing activities	33,008	(864,117)

Effect of currency exchange rate changes on cash and cash equivalents	8,940	(27,007)

Cash and cash equivalents:
— (decrease) increase	(246,866)	238,664
— at beginning of period	836,384	1,031,478
— at end of period	$589,518	$1,270,142

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

New accounting pronouncements

In December 2017, the Securities and Exchange Commission issued Staff Accounting Bulletin No. 118 (“SAB 118”), which provides guidance related to The Tax Cuts and Jobs Act (the “Act”). The Act changes existing United States tax law and includes numerous provisions that will affect the accounting for U.S. income taxes under ASC 740. SAB 118 allows registrants to record provisional amounts during a one year “measurement period”. The measurement period ends upon finalization of accounting. During the measurement period, impacts of the Act are expected to be recorded at the time a reasonable estimate for all or a portion of the effects can be made, and provisional amounts can be recognized and adjusted as information becomes available, prepared or analyzed. SAB 118 summarizes three stages of applying the impact of the Act to be applied at each reporting period, to account for and qualitatively disclose the accounting impacts of the Act: (i) the effects of the Act for which accounting is complete; (ii) provisional amounts (or adjustments to provisional amounts) for the effects of the Act where accounting is not complete, but that a reasonable estimate has been determined; and (3) a reasonable estimate cannot yet be made and therefore taxes are reflected in accordance with law prior to the enactment of the Act. See Note 8, “Income Taxes” for further discussion of the application of SAB 118 as of December 30, 2017.

In August 2017, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update 2017-12, Derivatives and Hedging (Topic 815) - Targeted Improvements to Accounting for Hedging Activities (“ASU 2017-12”), which improves the financial reporting of hedging relationships to better portray the economic results of an entity’s risk management activities in its financial statements and makes certain targeted improvements to simplify the qualification and application of the hedge accounting compared to current GAAP. This update is effective for fiscal years beginning after December 15, 2018, with early adoption permitted. The Company is currently evaluating the impact of the adoption of ASU 2017-12 on its consolidated financial statements.

In March 2017, the FASB issued Accounting Standards Update 2017-07, Compensation—Retirement Benefits (Topic 715) - Improving the Presentation of Net Periodic Pension Cost and Net Periodic Postretirement Benefit Cost (“ASU 2017-07”). The new guidance requires the service cost component of net periodic benefit cost to be presented in the same income statement line item as other employee compensation costs arising from services rendered during the period, and allows only the service cost component to be eligible for capitalization in assets. Other components of the net periodic benefit cost are to be presented separately from the line item that includes the service cost and outside of any subtotal of operating income, and the line item must be appropriately described. If a separate line item is not used, the line item used in the income statement to present the other components of net benefit cost must be disclosed. The guidance is effective for fiscal years beginning after December 15, 2017, and interim periods within that annual period, with early adoption permitted. The amendment is to be applied retrospectively. The new guidance primarily impacts the income statement

AVNET, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

presentation of net periodic benefit cost and the Company does not believe adoption of this standard will have a material impact on its consolidated financial statements including income before income taxes, but the reported amount of operating income will decrease compared to historical measurements of operating income. Refer to Note 9, “Pension Plan,” for further information on the components of net periodic pension cost.

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

In May 2014, the FASB issued Accounting Standards Update No. 2014-09, Revenue from Contracts with Customers, as amended (“ASU 2014-09”), to supersede nearly all existing revenue recognition guidance under GAAP. The core principles of ASU 2014-09 are to recognize revenue when promised goods or services are transferred to customers in an amount that reflects the consideration that is expected to be received for those goods or services. Application of the guidance in ASU 2014-09 is expected to require more judgment and estimates within the revenue recognition process compared to existing GAAP. ASU 2014-09 is required to be adopted by the Company in the first quarter of fiscal 2019.

The Company expects to adopt the requirements of ASU 2014-09 using retrospective adoption to each prior reporting period presented. The company has established an implementation team inclusive of external advisors engaged to assist in evaluating potential differences compared to existing GAAP. The Company has identified its revenue streams and is currently assessing each stream for potential impacts from the adoption of ASU 2014-09. For the revenue streams assessed, the Company does not anticipate a material impact in the timing or amount of revenue recognized.

The Company’s analysis and evaluation of the new standard will continue through its effective date and a substantial amount of work remains to be completed due to the complexity of the new standard, the application of judgment and the requirement for the use of estimates in applying the new standard, as well as the significant number of customers and the related terms and conditions of our contracts that must be reviewed. The Company does not currently expect significant changes in revenue recognition practices for continuing operations compared to existing GAAP.

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

3. Discontinued operations and gain on sale

In February 2017, the Company completed the sale of its Technology Solutions (“TS”) business to Tech Data Corporation (the “Buyer”). Included in the gain on sale recorded upon completion of the sale were estimates for certain income taxes due on the gain and additional cash consideration expected from the Buyer related to a closing date net working capital sales price adjustment (the “closing date adjustment”). The Company is finalizing the closing date adjustment with the Buyer as provided for in the sales agreement and has included an estimate of this amount as the principal component of the $269.2 million of prepaid and other current assets as of December 30, 2017. The final closing date adjustment, as determined through the established process outlined in the sales agreement, may be materially different from the Company’s estimate. The impact of any probable changes in the closing date adjustment will be recorded as an adjustment to the gain on sale from discontinued operations in the period such change occurs. Additionally, the income taxes associated with the gain will be impacted by the final geographic allocation of the sales price, which must be agreed to with the Buyer after determination of the closing date adjustment as required in the sales agreement and may be materially different from the Company’s estimates. The impact of any changes in estimated income taxes on the gain will be recorded as an adjustment to the gain on sale from discontinued operations in the period such change in estimate occurs. The Company expects the closing date adjustment to be finalized by the end of fiscal 2018 and the income tax on the gain to be finalized during fiscal 2019.

AVNET, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

The Company received 2.8 million shares of the Buyer’s common stock at closing (the “Shares”), which has been recorded within “Marketable securities” on the Company’s Consolidated Balance Sheets. Unrealized and realized gains or losses due to changes in fair value based upon Level 1 quoted active market prices of the Shares are recorded in “Other income (expense), net” on the Consolidated Statements of Operations. The sales agreement includes time based contractual restrictions related to the Company’s sale of the Shares and as such, the Company entered into economic hedges to reduce the Company’s exposure to price fluctuations of the Shares during the restricted period, which fixes the net amount that the Company will realize upon the sale of the Shares. The Company records changes in fair value related to the economic share price hedges within “Other income (expense), net”, offsetting the changes in fair value of the underlying Shares. During the six months ended December 30, 2017, the Company sold 1.4 million Shares, the net proceeds of which have been included in “Cash flows from investing activities – discontinued operations.”

In connection with the sale of the TS business, the Company entered into a Transition Services Agreement (“TSA”), pursuant to which the Buyer will pay the Company to provide certain information technology, distribution, facilities, finance and human resources related services for various periods of time depending upon the services not to exceed approximately two years from the closing date. Expenses incurred by the Company to provide such services under the TSA are classified within selling, general and administrative expenses and amounts billed to the Buyer to provide such services are classified as a reduction of such expenses. The Buyer has terminated substantially all TSA services outside of certain information technology services and all remaining TSA services are expected to be terminated by the end of fiscal 2018.

Financial results of the TS business for the second quarter and six months ended December 31, 2016 are presented as “Income from discontinued operations, net of tax” on the Consolidated Statements of Operations and are summarized as follows:

	Second Quarter Ended	Six Months Ended
	December 31, 2016
	(Thousands)
Sales	$2,453,262	$4,375,464
Cost of sales	2,199,235	3,928,164
Gross profit	254,027	447,300
Selling, general and administrative expenses	158,356	324,381
Restructuring, integration and other expenses	3,316	7,540
Operating income	92,355	115,379
Interest and other expense, net	(10,635)	(10,630)
Income from discontinued operations before income taxes	81,720	104,749
Income tax expense	10,967	32,841
Income from discontinued operations, net of taxes	$70,753	$71,908

Included within selling, general and administrative expenses of discontinued operations was $14.1 million and $26.6 million of estimated corporate expenses, excluding general overhead, specific to or benefiting the TS business for the second quarter and six months ended December 31, 2016.

The loss from discontinued operations, net of tax, in the second quarter and first six months of fiscal 2018 substantially all relates to settlement losses associated with the Company’s pension plan due to former TS business employees requesting and receiving distributions from the Company’s pension plan during fiscal 2018. Refer to Note 9, “Pension plan,” for further information on the pension settlement losses.

AVNET, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

4. Goodwill and long-lived assets

Goodwill

The following table presents the change in goodwill by reportable segment for the six months ended December 30, 2017. All of the accumulated impairment was recognized in fiscal 2009.

	Electronic	Premier
	Components	Farnell	Total
	(Thousands)
Carrying value at July 1, 2017 (1)	635,048	513,299	1,148,347
Additions from acquisitions	21,539	—	21,539
Foreign currency translation	6,263	17,662	23,925
Measurement period adjustments	2,530	(15,328)	(12,798)
Carrying value at December 30, 2017 (1)	$665,380	$515,633	$1,181,013

(1)	Includes accumulated impairment of $1,045,110

The Company’s reporting units passed goodwill impairment testing using a quantitative impairment model in the fourth quarter of fiscal 2017, however, the Company’s Electronic Components (“EC”) Americas reporting units had an estimated fair value that was not substantially in excess of its carrying value. The Company also evaluates each quarter if facts and circumstances indicate that it is more likely than not that the fair value of a reporting unit is less than its carrying value, which would require the Company to perform an interim goodwill impairment test. Indicators that the Company evaluates to determine whether an interim goodwill impairment test is necessary include, but are not limited to (i) a sustained decrease in share price or market capitalization, (ii) changes in the macroeconomic or industry environments, (iii) the results of and the amount of time passed since the last goodwill impairment test and (iv) the long-term expected financial performance of its reporting units.

Intangible Assets

The following table presents the Company’s acquired intangible assets at December 30, 2017, and July 1, 2017, respectively.

	December 30, 2017			July 1, 2017
	Acquired	Accumulated	Net Book	Acquired	Accumulated	Net Book
	Amount	Amortization	Value	Amount	Amortization	Value
	(Thousands)
Customer related	$308,024	$(118,563)	$189,461	$277,865	$(79,578)	$198,287
Trade name	55,973	(12,500)	43,473	46,915	(6,720)	40,195
Technology and other	54,354	(17,545)	36,809	50,369	(11,560)	38,809
	$418,351	$(148,608)	$269,743	$375,149	$(97,858)	$277,291

AVNET, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

Intangible asset amortization expense from continuing operations was $21.8 million and $9.8 million for the second quarters of fiscal 2018 and 2017, respectively, and $47.3 million and $11.8 million for the first six months of fiscal 2018 and 2017, respectively. Intangible assets have a weighted average remaining useful life of approximately 3 years. The following table presents the estimated future amortization expense for the remainder of fiscal 2018, the next five fiscal years and thereafter (in thousands):

Fiscal Year
Remainder of fiscal 2018	43,635
2019	85,765
2020	83,488
2021	40,226
2022	12,685
2023	3,703
Thereafter	241
Total	$269,743

5. Debt

Short-term debt consists of the following (in thousands):

	December 30, 2017	July 1, 2017	December 30, 2017	July 1, 2017
	Interest Rate		Carrying Balance
Bank credit facilities and other	2.41%	2.27%	$23,351	$50,113
Accounts receivable securitization program	1.93%	—	220,000	—
Short-term debt			$243,351	$50,113

Bank credit facilities and other consists primarily of various committed and uncommitted lines of credit and other forms of bank debt with financial institutions utilized primarily to support the working capital requirements of the Company including its foreign operations.

The Company has an accounts receivable securitization program (the “Program”) in the United States with a group of financial institutions to allow the Company to transfer, on an ongoing revolving basis, an undivided interest in a designated pool of trade accounts receivable, to provide security or collateral for borrowings up to a maximum of $400 million. The Program does not qualify for off balance sheet accounting treatment and any borrowings under the Program are recorded as debt in the consolidated balance sheets. Under the Program, the Company legally sells and isolates certain U.S. trade accounts receivable into a wholly owned and consolidated bankruptcy remote special purpose entity. Such receivables, which are recorded within “Receivables” in the consolidated balance sheets, totaled $730.8 million and $807.5 million at December 30, 2017, and July 1, 2017, respectively. The Program contains certain covenants relating to the quality of the receivables sold. The Program also requires the Company to maintain certain minimum interest coverage and leverage ratios, which the Company was in compliance with as of December 30, 2017, and July 1, 2017. The Program expires in August 2018 and as a result the Company has classified outstanding balances as short-term debt as of December 30, 2017. Interest on borrowings is calculated using a base rate or a commercial paper rate plus a spread of 0.40% with a facility fee of 0.40%.

AVNET, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

Long-term debt consists of the following (in thousands):

	December 30, 2017	July 1, 2017	December 30, 2017	July 1, 2017
	Interest Rate		Carrying Balance
Revolving credit facilities:
Accounts receivable securitization program	—	1.53%	$—	$142,000
Credit Facility	—	2.77%	—	99,970
Notes due:
June 2020	5.88%	5.88%	300,000	300,000
December 2021	3.75%	3.75%	300,000	300,000
December 2022	4.88%	4.88%	350,000	350,000
April 2026	4.63%	4.63%	550,000	550,000
Other long-term debt	1.36%	1.36%	451	642
Long-term debt before discount and debt issuance costs			1,500,451	1,742,612
Discount and debt issuance costs - unamortized			(12,385)	(13,400)
Long-term debt			$1,488,066	$1,729,212

The Company has a five-year $1.25 billion senior unsecured revolving credit facility (the “Credit Facility”) with a syndicate of banks, consisting of revolving credit facilities and the issuance of up to $150.0 million of letters of credit, which expires in July 2019. Subject to certain conditions, the Credit Facility may be increased up to $1.50 billion. Under the Credit Facility, the Company may select from various interest rate options, currencies and maturities. The Credit Facility contains certain covenants including various limitations on debt incurrence, share repurchases, dividends, investments and capital expenditures. The Credit Facility also includes financial covenants requiring the Company to maintain minimum interest coverage and leverage ratios, which the Company was in compliance with as of December 30, 2017, and July 1, 2017. As of December 30, 2017, and July 1, 2017, there were $2.0 million and $3.1 million, respectively, in letters of credit issued under the Credit Facility.

As of December 30, 2017, the carrying value and fair value of the Company’s total debt was $1.73 billion and $1.80 billion, respectively. At July 1, 2017, the carrying value and fair value of the Company’s total debt was $1.78 billion and $1.85 billion, respectively. Fair value for the notes was estimated based upon quoted market prices and for other forms of debt fair value approximates carrying value due to the market based variable nature of the interest rates on those debt agreements.

6. Derivative financial instruments

Many of the Company’s subsidiaries purchase and sell products in currencies other than their functional currencies. This subjects the Company to the risks associated with fluctuations in foreign currency exchange rates. The Company reduces this risk by utilizing natural hedging (e.g., offsetting receivables and payables in the same foreign currency) as well as by creating offsetting positions through the use of derivative financial instruments, primarily forward foreign exchange contracts typically with maturities of less than 60 days (“economic hedges”), but no longer than one year. The Company continues to have exposure to foreign currency risks to the extent they are not economically hedged. The Company adjusts any economic hedges to fair value through the consolidated statements of operations primarily within “other income (expense), net.” The fair value of forward foreign exchange contracts, which are based upon Level 2 criteria under the ASC 820 fair value hierarchy, are classified in the captions “other current assets” or “accrued expenses and other,” as applicable, in the accompanying consolidated balance sheets as of December 30, 2017, and July 1, 2017. The Company’s master netting and other similar arrangements with various financial institutions related to derivative financial instruments allow for the right of offset. The Company’s policy is to present derivative financial instruments with the same counterparty as either a net asset or liability when the right of offset exists.

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

The fair values of derivative financial instruments in the Company’s consolidated balance sheets are as follows:

	December 30,	July 1,
	2017	2017
	(Thousands)
Forward foreign currency exchange contracts not receiving hedge accounting treatment recorded in:
Other current assets	$4,380	$7,297
Accrued expenses	2,489	4,142

In addition to amounts included in the above table, there was approximately $12.8 million and $34.0 million as of December 30, 2017 and July 1, 2017, respectively, of accrued expenses related to derivative financial instruments used to economically hedge the fair value changes in marketable securities discussed further in Note 3.

The amounts recorded to other income (expense), net, related to derivative financial instruments for economic hedges are as follows:

	Second Quarters Ended		Six Months Ended
	December 30,	December 31,	December 30,	December 31,
	2017	2016	2017	2016
	(Thousands)
Net derivative financial instrument (loss) gain	$(1,361)	$771	$1,715	$(8,737)

The above table excludes approximately $27.0 million and $35.0 million for the second quarter and first six months of fiscal 2017, respectively, of derivative financial instrument losses in other income (expenses), net, associated with foreign currency derivative financial instruments purchased to economically hedge the British Pound purchase price of the PF acquisition.

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

As of December 30, 2017 and July 1, 2017, the Company had aggregate estimated liabilities of $14.2 million, classified within accrued expenses and other for such compliance-related matters that were reasonably estimable as of such dates.

8. Income taxes

During the second quarter of fiscal 2018, the Company made certain estimates related to the impact of the Act including the remeasurement of deferred taxes at the new expected tax rates. The amounts recorded in the three months ended December 30, 2017 for the remeasurement of U.S. net deferred tax assets principally relate to the reduction in the U.S. corporate income tax rate. The Company has provisionally recorded an expense of $11.1 million to account for these deferred tax impacts. This estimate is provisional as the Company continues to analyze the impacts of the Act, or in certain cases, U.S. Treasury is expected to issue further guidance on the application of certain provisions of the Act.

The Act includes a one-time mandatory repatriation transition tax on certain net accumulated earnings and profits of the Company’s foreign subsidiaries. The Company was not able to make a reasonable estimate of the income tax expense associated with the Company’s approximately $3.3 billion of unremitted foreign earnings as of July 1, 2017, as the required information related to each foreign subsidiaries’ unremitted foreign earnings and related foreign tax credit pools was not readily available. We expect a reasonable estimate to be recorded by the end of fiscal 2018 and the accounting for this aspect of the Act to be complete by the end of the measurement period. As of December 30, 2017, consistent with historical conclusions, the Company’s cash balances held in foreign locations are expected to be permanently reinvested outside the United States as the impact of the Act on the Company’s current position is not yet fully understood and is still under evaluation by the Company.

The Company’s effective tax rate on its income before income taxes from continuing operations was 8.6% in the second quarter of fiscal 2018.  During the second quarter of fiscal 2018, the Company’s effective tax rate was favorably impacted primarily by the mix of income in lower tax jurisdictions, partially offset by the tax expense created from remeasuring net deferred tax assets as a result of applying the requirements of the Act.

During the second quarter of fiscal 2017, the Company’s effective tax rate of 46.7% was unfavorably impacted primarily by (i) net increases to valuation allowances against deferred tax assets created primarily from acquisition related expenses that were deemed unrealizable and (ii) the impact of non-deductible acquisition related expenses, partially offset by (iii) the mix of income in lower tax jurisdictions.

For the first six months of fiscal 2018 the Company’s effective tax rate on its income before income taxes from continuing operations was 7.0%. The effective tax rate for the first six months of fiscal 2018 was favorably impacted primarily by (i) the mix of income in lower tax jurisdictions and (ii) the release of unrecognized tax benefit reserves primarily due to the negotiation of a favorable outcome in a foreign jurisdiction, partially offset by (iii) the tax expense created from remeasuring net deferred tax assets as a result of applying the requirements of the Act.

During the first six months of fiscal 2017, the Company’s effective tax rate of 33.0% was unfavorably impacted primarily by (i) net increases to valuation allowances against deferred tax assets that were deemed unrealizable and (ii) the impact of non-deductible acquisition related expenses, partially offset by (iii) the mix of income in lower tax jurisdictions.

AVNET, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

9. Pension plan

The Company has a noncontributory defined benefit pension plan (the “Plan”) that covers substantially all U.S. employees as of January 1, 2018, and an acquired closed noncontributory defined benefit pension plan in the U.S. covering certain PF employees (collectively, the “Plans”). Components of net period pension cost for the Plans were as follows:

	Second Quarters Ended		Six Months Ended
	December 30,	December 31,	December 30,	December 31,
	2017	2016 (1)	2017	2016 (1)
	(Thousands)
Service cost	$3,867	$10,848	$7,735	$21,696
Interest cost	5,783	3,774	11,566	7,548
Expected return on plan assets	(13,757)	(10,588)	(27,514)	(21,176)
Amortization of prior service credits	(393)	(393)	(786)	(786)
Recognized net actuarial loss	3,746	3,851	7,492	7,702
Pension settlement charge	13,984	—	13,984	—
Net periodic pension cost	$13,230	$7,492	$12,477	$14,984

(1)	Includes discontinued operations

The Company contributed $8.0 million to the Plans during the first six months of fiscal 2018 and expects to make an additional contribution to the Plans of $8.0 million in the remainder of fiscal 2018.

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

Amounts reclassified out of accumulated other comprehensive income (loss), net of tax, to operating expenses during the second quarters and the first six months of fiscal 2018 and fiscal 2017 were not material and substantially all related to net periodic pension costs including recognition of actuarial losses and amortization of prior service credits.

In connection with the sale of the TS business, a significant number of former employees became terminated vested employees under the Plan. During the second quarter of fiscal 2018, the aggregate amount of former employee withdrawals from the Plan exceeded the pension accounting threshold for fiscal 2018, which required a settlement charge under ASC 715 pension accounting. As a result, the Company recognized a $14.0 million pension settlement charge before taxes in the second quarter of fiscal 2018 classified within loss from discontinued operations.

AVNET, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

10. Shareholders’ equity

Share repurchase program

In November 2017, the Company’s Board of Directors authorized a $200 million increase in the Company’s existing share repurchase program. With this increase, the Company may repurchase up to $1.95 billion of common stock in the open market or through privately negotiated transactions. The timing and actual number of shares repurchased will depend on a variety of factors such as share price, corporate and regulatory requirements, and prevailing market conditions. During the second quarter and six months ended December 30, 2017, the Company repurchased 1.7 million and 3.6 million shares, respectively, under this program for a total cost of $67.4 million and $139.4 million, respectively.  As of December 30, 2017, the Company had $459.6 million remaining under its share repurchase authorization.

Common stock dividend

In November 2017, the Company’s Board of Directors approved a dividend of $0.18 per common share and dividend payments of $21.6 million were made in December 2017. During the six months ended December 31, 2017, the Company paid dividends of $0.36 per common share and $43.6 million in total.

11. Earnings per share

	Second Quarters Ended		Six Months Ended
	December 30,	December 31,	December 30,	December 31,
	2017	2016	2017	2016
	(Thousands, except per share data)
Numerator:
Income from continuing operations	$56,794	$32,465	$114,976	$100,153
Income (loss) from discontinued operations	(10,070)	70,753	(9,949)	71,908
Net income	$46,724	$103,218	$105,027	$172,061
Denominator:
Weighted average common shares for basic earnings per share	120,400	127,901	121,543	127,716
Net effect of dilutive stock based compensation awards	1,349	2,446	1,324	2,339
Weighted average common shares for diluted earnings per share	121,749	130,347	122,867	130,055
Basic earnings per share - continuing operations	$0.47	$0.25	$0.94	$0.78
Basic earnings (loss) per share - discontinued operations	(0.08)	0.55	(0.08)	0.56
Basic earnings per share	$0.39	$0.80	$0.86	$1.34
Diluted earnings per share - continuing operations	$0.47	$0.25	$0.93	$0.77
Diluted earnings (loss) per share - discontinued operations	(0.08)	0.54	(0.08)	0.55
Diluted earnings per share	$0.39	$0.79	$0.85	$1.32
Stock options excluded from earnings per share calculation due to anti-dilutive effect	1,508	7	1,508	7

See Note 3 for additional information on income (loss) from discontinued operations.

AVNET, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

12. Additional cash flow information

Non-cash investing and financing activities and supplemental cash flow information were as follows:

	Six Months Ended
	December 30,	December 31,
	2017	2016
	(Thousands)
Non-cash Investing Activities:
Capital expenditures incurred but not paid	$17,765	$8,661
Non-cash Financing Activities:
Unsettled share repurchases	$3,971	—
Supplemental Cash Flow Information:
Interest	$48,061	$61,062
Income taxes	$65,245	$67,200

Included in cash and cash equivalents as of December 30, 2017, and July 1, 2017, was $5.2 million and $208.3 million, respectively, of cash equivalents, which was primarily comprised of investment grade money market funds and overnight time deposits.

13. Segment information

Electronic Components (“EC”) and Premier Farnell (“PF”) are the Company’s reportable segments (“operating groups”). EC markets and sells semiconductors and interconnect, passive and electromechanical devices and integrated components to a diverse customer base serving many end-markets. PF was acquired during the second quarter of the prior year and distributes electronic components and related products to the electronic system design community utilizing multi-channel sales and marketing resources.

AVNET, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

	Second Quarters Ended		Six Months Ended
	December 30,	December 31,	December 30,	December 31,
	2017	2016	2017	2016
	(Thousands)
Sales:
Electronic Components	$4,163,519	$4,004,342	$8,470,769	$8,122,446
Premier Farnell	358,117	269,217	711,809	269,217
	4,521,636	4,273,559	9,182,578	8,391,663
Operating income (loss):
Electronic Components	$129,848	$166,705	$269,449	$351,756
Premier Farnell	35,630	23,974	70,425	23,974
	165,478	190,679	339,874	375,730
Corporate (1)	(19,821)	(26,220)	(52,283)	(49,910)
Restructuring, integration and other expenses	(36,762)	(30,400)	(83,156)	(59,869)
Amortization of acquired intangible assets and other	(21,877)	(9,829)	(47,462)	(12,207)
Operating Income	$87,018	$124,230	156,973	253,744

Sales, by geographic area:
Americas (2)	$1,210,251	$1,252,606	$2,395,735	$2,503,114
EMEA (3)	1,506,015	1,380,694	3,199,000	2,645,988
Asia/Pacific (4)	1,805,370	1,640,259	3,587,843	3,242,561
Sales	$4,521,636	$4,273,559	$9,182,578	$8,391,663

(1)Corporate is not a reportable segment and represents certain centrally incurred overhead expenses and assets that are not included in the EC and PF measures of profitability or assets. Corporate amounts represent a reconciling item between segment measures and total Avnet amounts reported in the consolidated financial statements.

(2)Includes sales from the United States of $1.12 billion and $1.16 billion for the second quarters ended December 30, 2017, and December 31, 2016, respectively. Includes sales from the United States of $2.21 billion and $2.38 billion for the first six months of fiscal 2018 and 2017, respectively.

(3)Includes sales from Germany and Belgium of $571.3 million and $242.4 million, respectively, for the second quarter ended December 30, 2017, and $1.25 billion and $504.9 million, respectively, for the first six months of fiscal 2018. Includes sales from Germany and Belgium of $518.7 million and $227.5 million, respectively, for the second quarter ended December 31, 2016, and $1.04 billion and $430.2 million, respectively, for the first six months of fiscal 2017.

(4)Includes sales from China (including Hong Kong), Taiwan and Singapore of $639.8 million, $715.3 million and $217.3 million, respectively, for the second quarter ended December 30, 2017, and $1.30 billion, $1.37 billion and $446.2 million, respectively, for the first six months of fiscal 2018. Includes sales from China (including Hong Kong), Taiwan and Singapore of $611.8 million, $597.1 million and $220.6 million, respectively, for the second quarter ended December 31, 2016, and $1.24 billion, $1.19 billion and $453.0 million, respectively, for the first six months of fiscal 2017.

AVNET, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

	December 30,	July 1,
	2017	2017
	(Thousands)
Property, plant, and equipment, net, by geographic area:
Americas (1)	$274,138	$296,038
EMEA (2)	196,663	186,127
Asia/Pacific	36,891	37,410
Property, plant, and equipment, net	$507,692	$519,575

(1)Includes property, plant and equipment, net, of $268.8 million and $289.1 million as of December 30, 2017, and July 1, 2017, respectively, in the United States.

(2)Includes property, plant and equipment, net, of $96.2 million, $50.5 million and $41.1 million in Germany, UK and Belgium, respectively, as of December 30, 2017, and $85.6 million, $52.1 million and $39.8 million in Germany, UK and Belgium, respectively, as of July 1, 2017.

14. Restructuring expenses

Fiscal 2018

During fiscal 2018, the Company executed certain restructuring actions in an effort to integrate acquisitions and reduce future operating expenses. Restructuring expenses are included as a component of restructuring, integration and other expenses in the consolidated statements of operations. The activity related to the restructuring liabilities established during fiscal 2018 is presented in the following table:

		Facility	Asset
	Severance	Exit Costs	Impairments	Other	Total
	(Thousands)
Fiscal 2018 restructuring expenses	$32,976	157	936	120	$34,189
Cash payments	(19,253)	(26)	—	(73)	(19,352)
Non-cash amounts	—	—	(936)	—	(936)
Other, principally foreign currency translation	25	4	—	—	29
Balance at December 30, 2017	$13,748	$135	$—	$47	$13,930

Severance expense recorded in the first six months of fiscal 2018 related to the reduction, or planned reduction of approximately 600 employees, primarily in executive management, operations, warehouse, sales and business support functions. Facility exit costs primarily consist of liabilities for remaining lease obligations for exited facilities. Asset impairments relate to the impairment of property, plant and equipment as a result of the underlying restructuring activities. Other restructuring costs related primarily to other miscellaneous restructuring and exit costs. Of the $34.2 million in restructuring expenses recorded during the first six months of fiscal 2018, $28.7 million related to EC, $4.2 million related to PF and $1.3 million related to corporate executive and business support functions. The Company expects the majority of the remaining amounts to be paid by the end of fiscal 2018.

AVNET, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

Fiscal 2017

During fiscal 2017, the Company incurred restructuring expenses related to various restructuring actions intended to achieve planned synergies from acquired businesses and to reduce future operating expenses. The following table presents the activity during the first six months of fiscal 2018 related to the remaining restructuring liabilities from continuing operations established during fiscal 2017:

		Facility
	Severance	Exit Costs	Total
	(Thousands)
Balance at July 1, 2017	$12,186	$76	$12,262
Cash payments	(8,198)	(78)	(8,276)
Changes in estimates, net	(1,056)	—	(1,056)
Non-cash amounts	—	—	—
Other, principally foreign currency translation	146	2	148
Balance at December 30, 2017	$3,078	$—	$3,078

The Company expects the majority of the remaining amounts to be paid by the end of fiscal 2018.

Item 2.Management’s Discussion and Analysis of Financial Condition and Results of Operations

For a description of the Company’s critical accounting policies and an understanding of the significant factors that influenced the Company’s performance during the quarter ended December 30, 2017, this Management’s Discussion and Analysis of Financial Condition and Results of Operations (“MD&A”) should be read in conjunction with the consolidated financial statements, including the related notes, appearing in Item 1 of this Quarterly Report on Form 10-Q, as well as the Company’s Annual Report on Form 10-K for the fiscal year ended July 1, 2017.

There are references to the impact of foreign currency translation in the discussion of the Company’s results of operations. When the U.S. Dollar strengthens and the stronger exchange rates of the current year are used to translate the results of operations of Avnet’s subsidiaries denominated in foreign currencies, the resulting impact is a decrease in U.S. Dollars of reported results. Conversely, when the U.S. Dollar weakens and the weaker exchange rates of the current year are used to translate the results of operations of Avnet’s subsidiaries denominated in foreign currencies, the resulting impact is an increase in U.S. Dollars of reported results. In the discussion that follows, results excluding this impact, primarily for subsidiaries in Europe, the Middle East and Africa (“EMEA”) and Asia/Pacific, are referred to as “constant currency.”

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

The reconciliation of operating income to adjusted operating income is presented in the following table:

	Second Quarters Ended		Six Months Ended
	December 30,	December 31,	December 30,	December 31,
	2017	2016	2017	2016
	(Thousands)
Operating income	$87,018	$124,230	$156,973	$253,744
Restructuring, integration and other expenses	36,762	30,400	83,156	59,869
Amortization of acquired intangible assets and other	21,877	9,829	47,462	12,207
Adjusted operating income	$145,657	$164,459	$287,591	$325,820

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

Avnet’s two operating groups – Electronic Components (“EC”) and Premier Farnell (“PF”) – have operations in each of the three major economic regions of the world: the Americas; EMEA; and Asia/Pacific, consisting of Asia, Australia and New Zealand (“Asia”). A summary of each operating group is provided in Note 13, “Segment information” to the Company’s consolidated financial statements included in this Quarterly Report on Form 10-Q.

Results of Operations

Executive Summary

Sales for the second quarter of fiscal 2018 were $4.52 billion, an increase of 5.8% from sales for the second quarter of fiscal 2017 of $4.27 billion. The increase in sales was due to the Company’s acquisition of PF and increased sales EC’s EMEA and Asia regions, offset by sales declines in the Americas region. Sales on an organic basis in constant currency increased year over year by 1.9% with both EC and PF contributing to the increase.

Gross profit margin for the second quarter of fiscal 2018 remained relatively flat compared to the second quarter of fiscal 2017. EC gross profit margin decreased year over year primarily due to supplier program changes, and a higher percentage of sales coming from the lower-margin Asia region. PF gross profit margin decreased year over year primarily driven by changes in customer mix.

Avnet operating income margin was 1.9% in the second quarter of fiscal 2018 as compared with 2.9% in the second quarter of fiscal 2017. Both periods included amortization and restructuring, integration and other expenses. Excluding these expenses from both periods, adjusted operating income margin was 3.2% in the second quarter of fiscal 2018 as compared to 3.8% in the second quarter of fiscal 2017. EC operating income margin decreased 104 basis points year over year to 3.1% primarily due to the decline in gross profit margin. PF operating income margin increased 105 basis points year over year to 10.0% due primarily to revenue growth and the realization of post-acquisition cost synergies.

Sales

The following tables present the reconciliation of reported sales to organic sales for the second quarters and first six months of fiscal 2017.

			As Reported		Organic
	As Reported		Year-Year %		Year-Year %
	and Organic	As Reported	Change in	Organic	Change in
	Q2-Fiscal	Year-Year	Constant	Year-Year	Constant
	2018	% Change	Currency	% Change	Currency
	(Dollars in thousands)
Avnet	$4,521,636	5.8%	3.1%	4.6%	1.9%
Avnet by region
Americas	$1,210,251	(3.4)%	—	(4.8)%	—
EMEA	1,506,015	9.1	0.8%	7.0	(1.2)%
Asia	1,805,370	10.1	10.2	9.8	9.9
Avnet by segment
EC	$4,163,519	4.0%	1.4%	4.0%	1.4%
PF	358,117	33.0	27.5	12.3	7.7

	Second Quarter Ended			Six Months Ended
	As			As
	Reported		Organic Sales	Reported		Organic Sales
	Fiscal 2017	Acquisitions (1)	Fiscal 2017	Fiscal 2017	Acquisitions (1)	Fiscal 2017
	(Thousands)
Avnet	$4,273,559	$49,639	$4,323,198	$8,391,663	$378,352	$8,770,015
Avnet by region
Americas	$1,252,606	$18,282	$1,270,888	$2,503,114	$154,426	$2,657,540
EMEA	1,380,694	26,558	1,407,252	2,645,988	178,879	2,824,867
Asia	1,640,259	4,799	1,645,058	3,242,561	45,047	3,287,608
Avnet by segment
EC	$4,004,342	$—	$4,004,342	$8,122,446	$—	$8,122,446
PF	269,217	49,639	318,856	269,217	378,352	647,569

(1)	Includes PF acquired on October 17, 2016, which has operations in each Avnet region.

Second quarter sales of $4.52 billion increased 5.8% over the prior year second quarter sales of $4.27 billion primarily due to the acquisition of PF and increased sales in EC’s EMEA and Asia regions. On a regional basis, increased sales in the EC’s EMEA and Asia regions driven by strong demand across many product verticals were offset by a decrease in sales in the Americas region due primarily to supplier channel and program changes.

Organic sales in constant currency increased 1.9% over the prior year second quarter with both operating groups contributing to this increase driven by overall market demand, partially offset by the impact of supplier program changes.

Sales for the first six months of fiscal 2018 were $9.18 billion, an increase of 9.4% as compared to sales of $8.39 billion for the first six months of fiscal 2017 primarily due to the acquisition of PF. Organic sales for the first six months of 2018 increased $412.6 million over the first six months of fiscal 2017 organic sales primarily due to increases in EMEA and Asia, offset by declines in the Americas.

Gross Profit and Gross Profit Margins

Gross profit for the second quarter of fiscal 2018 was $602.5 million, an increase of $16.3 million, or 2.8%, from the second quarter of fiscal 2017 gross profit of $586.2 million driven primarily by the acquisition of PF. Gross profit margin remained relatively flat with the year ago second quarter.

EC gross profit margin decreased year over year primarily due to supplier program changes and a sales mix shift to the lower-margin Asia region. Asia sales represented 42% of the total EC sales in the second quarter of fiscal 2018 as compared with 40% in the second quarter of fiscal 2017. PF gross profit margin decreased year over year primarily driven by customer mix.

Gross profit and gross profit margins were $1.22 billion and 13.2%, respectively, for the first six months of fiscal 2018 as compared with $1.11 billion and 13.2%, respectively, for the first six months of fiscal 2017. Decreases in EC’s gross profit margin due to supplier program changes were offset by increases in gross profit margin due to the acquisition of PF.

Selling, General and Administrative Expenses

Selling, general and administrative expenses (“SG&A expenses”) were $478.7 million in the second quarter of fiscal 2018, an increase of $47.1 million, or 10.9%, from the second quarter of fiscal 2017. The year-over-year increase in SG&A expenses was primarily due to the acquisition of PF, the impact of changes in foreign currency exchange rates and increased expenses due to sales growth, partially offset by decreases from restructuring actions taken in the trailing twelve months ended December 30, 2017. The increase includes $11.9 million of additional amortization expense year over year from the acquisition of PF.

Metrics that management monitors with respect to its operating expenses are SG&A expenses as a percentage of sales and as a percentage of gross profit. In the second quarter of fiscal 2018, SG&A expenses as a percentage of sales were 10.6% and as a percentage of gross profit were 79.5%, as compared with 10.1% and 73.6%, respectively, in the second quarter of fiscal 2017. The increases in SG&A expenses as a percentage of sales and as a percentage of gross profit is due primarily to the acquisition of PF and the impact of supplier program changes on EC’s sales and gross profit.

SG&A expenses for the first six months of fiscal 2018 were $974.9 million, or 10.6% of sales, as compared with $795.2 million, or 9.5% of sales, in the first six months of fiscal 2017. SG&A expenses were 80.2% of gross profit in the first six months of 2018 as compared with 71.7% in the first six months of fiscal 2017. The year-over-year increase in SG&A expenses was primarily due to the acquisition of PF and the impact of supplier program changes on EC’s sales and gross profit.

Restructuring, Integration and Other Expenses

As a result of the aforementioned supplier channel and program changes, the focus on lowering overall operating costs, and the integration of PF, the Company has incurred certain restructuring costs. In addition, the Company incurred integration, accelerated depreciation, acquisition/divestiture and other costs. Integration costs are primarily related to the integration of acquired businesses including PF, the integration of certain regional and global businesses including Avnet after the TS divestiture,  and incremental costs incurred as part of the consolidation, relocation, and closure of warehouse and office facilities. Accelerated depreciation relates to the incremental depreciation expense incurred related to the shortening of the estimated useful life of the Company’s enterprise resource planning (“ERP”) system in the Americas compared to depreciation expense based on the original useful life of such ERP system as such ERP system is in the process of being replaced. Acquisition/divestiture costs consist primarily of professional fees and other costs incurred related to the acquisition, divestiture and closure of businesses including the acquisition of PF and the divestiture of TS. Other costs consist primarily of any other miscellaneous costs that relate to restructuring, integration and other expenses.

The Company recorded restructuring, integration and other expenses of $36.8 million during the second quarter of fiscal 2018. The Company recorded $12.9 million of restructuring costs in the second quarter of fiscal 2018 in order to realize approximately $2.0 million in expected annualized operating cost savings once such restructuring actions initiated before the end of the second quarter of fiscal 2018 are completed. During the second quarter of fiscal 2018, the Company incurred integration costs of $8.2 million, accelerated depreciation of $16.9 million, other costs of $0.2 million and a reversal of $1.4 million for changes in estimates for costs associated with prior year restructuring actions. The after tax impact of restructuring, integration and other expenses were $27.8 million and $0.23 per share on a diluted basis.

During the first six months of fiscal 2018, the Company incurred restructuring costs of $34.2 million, integration costs of $16.4 million, accelerated depreciation of $33.3 million, other costs of $0.7 million and reversals of $1.4 million for changes in estimates for costs associated with prior year restructuring actions. The after tax impact of restructuring, integration and other expenses for the first six months of fiscal 2018 was $57.4 million and $0.47 per share on a diluted basis.

Comparatively, in the second quarter of fiscal 2017, restructuring, integration and other expenses from continuing operations were $30.4 million. The after tax impact of restructuring, integration, and other expenses was $23.0 million and $0.18 per share on a diluted basis.

In the first six months of fiscal 2017, restructuring, integration and other expenses from continuing operations was $59.9 million. The after tax impact of restructuring, integration and other expenses for the first six months of fiscal 2017 was $43.2 million and $0.34 per share on a diluted basis.

See Note 14 “Restructuring expenses” to the Company’s consolidated financial statements included in this Quarterly Report on Form 10-Q.

Operating Income

Operating income for the second quarter of fiscal 2018 was $87.0 million, a decrease of $37.2 million, or 30.0%, from the second quarter of fiscal 2017 operating income of $124.2 million. The year over year decrease in operating income was primarily driven by declines in the EC’s Americas and EMEA regions due primarily to supplier program changes, partially offset by an increase at PF. Adjusted operating income for the second quarter of fiscal 2018 was $145.7 million, a decrease of $18.8 million, or 11.4%, from the second quarter of fiscal 2017.

EC operating income margin decreased 104 basis points year over year to 3.1% due primarily to supplier program changes partially offset by cost reductions from restructuring actions. PF operating income margin increased 105 basis points year over year to 10.0% due primarily to sales growth and the realization of post-acquisition cost synergies.

Operating income for the first six months of fiscal 2018 was $157.0 million, or 1.7% of consolidated sales, as compared with operating income of $253.7 million, or 3.0% in the first six months of 2017 primarily driven by declines in EC partially offset by the acquisition of PF.

Interest Expense and Other Income (Expense), Net

Interest expense in the second quarter of fiscal 2018 was $25.6 million, a decrease of $1.1 million or 4.1%, as compared with interest expense of $26.7 million in the second quarter of fiscal 2017. Interest expense in the first six months of fiscal 2018 was $49.7 million, a decrease of $4.3 million or 7.9%, as compared with interest expense of $54.0 million in the first six months of fiscal 2017.  The decrease in interest expense in the second quarter and first six months of fiscal 2018 compared to the second quarter and first six months of fiscal 2017 was primarily related to the impact of the Company’s repayment of its outstanding term loans and borrowings on its revolving credit facilities, which were used to help fund the PF acquisition.

During the second quarter of fiscal 2018, the Company had $0.8 million of other income, net, as compared with $36.5 million of other expense, net, in the second quarter of fiscal 2017. During the first six months of fiscal 2017, the Company recognized $16.3 million of other income as compared with $50.2 million of other expenses in the first six months of fiscal 2017. In the first six months of fiscal 2018, the Company had foreign currency gains primarily due to the strengthening of the Euro compared to the U.S. Dollar and British Pound. In the second quarter and first six months of fiscal 2017, the Company incurred additional financing and economic foreign currency hedging costs associated with the PF acquisition.

Income Tax Expense

The Company’s effective tax rate on its income before income taxes from continuing operations was 8.6% in the second quarter of fiscal 2018. During the second quarter of fiscal 2018, the Company’s effective tax rate was favorably impacted primarily by the mix of income in lower tax jurisdictions, partially offset by the tax expense created from remeasuring net deferred tax assets as a result of applying the requirements of the Act.

During the second quarter of fiscal 2017, the Company’s effective tax rate of 46.7% was unfavorably impacted primarily by (i) net increases to valuation allowances against deferred tax assets created primarily from acquisition related expenses that were deemed unrealizable and (ii) the impact of non-deductible acquisition related expenses, partially offset by (iii) the mix of income in lower tax jurisdictions.

For the first six months of fiscal 2018 the Company’s effective tax rate on its income before income taxes from continuing operations was 7.0%. The effective tax rate for the first six months of fiscal 2018 was favorably impacted primarily by (i) the mix of income in lower tax jurisdictions and (ii) the release of unrecognized tax benefit reserves primarily due to the negotiation of a favorable outcome in a foreign jurisdiction, partially offset by the (iii) tax expense created from remeasuring net deferred tax assets as a result of applying the requirements of the Act.

During the first six months of fiscal 2017, the Company’s effective tax rate of 33% was unfavorably impacted primarily by (i) net increases to valuation allowances against deferred tax assets that were deemed unrealizable and (ii) the impact of non-deductible acquisition related expenses, partially offset by (iii) the mix of income in lower tax jurisdictions.

See Note 8 “Income taxes” to the Company’s consolidated financial statements included in this Quarterly Report on Form 10-Q.

Income from Discontinued Operations

Loss from discontinued operations was $10.1 million and $9.9 million in the second quarter and the first six months of fiscal 2018, respectively, primarily as a result of settlement losses associated with the Company’s pension plan due to former TS business employees requesting and receiving distributions from the Company’s pension plan during fiscal 2018.  Refer to Note 9, “Pension Plan,” for further information on the pension settlement losses.

Income from discontinued operations was $70.8 million and $71.9 million in the second quarter and the first six months of fiscal 2017, respectively due to the operating results of the TS business, which was sold in the third quarter of fiscal 2017.

See Note 3, “Discontinued operations” to the Company’s consolidated financial statements included in this Quarterly Report on Form 10-Q for additional information and detail on the financial results of discontinued operations.

Net Income

As a result of the factors described in the preceding sections of this MD&A, the Company’s net income for the second quarter of fiscal 2018 was $46.7 million, or $0.38 per share on a diluted basis, as compared with $103.2 million, or $0.79 per share on a diluted basis, in the second quarter of fiscal 2017.

As a result of the factors described in the preceding sections of this MD&A, the Company’s net income for the first six months of fiscal 2018 was $105.0 million, or $0.85 per share on a diluted basis, as compared with $172.1 million, or $1.32 per share on a diluted basis, in the first six months of fiscal 2017.

LIQUIDITY AND CAPITAL RESOURCES

Cash Flow

Cash Flow from Operating Activities

During the first six months of fiscal 2018, the Company used $59.2 million of cash from its operating activities compared to a cash generation of  $240.1 million in the first six months of fiscal 2017. These operating cash flows were comprised of: (i) cash flow generated from net income from continuing operations, adjusted for the impact of non-cash and other items, which includes depreciation and amortization expenses, deferred income taxes, stock-based compensation expense and other non-cash items (including provisions for doubtful accounts and net periodic pension costs), (ii) cash flows used for, or generated from, working capital and other, excluding cash and cash equivalents, and (iii) operating cash flows used for, or generated from, the TS business, which is classified as a discontinued operation. Cash used for working capital and other was $282.5 million during the first six months of fiscal 2018, including an increase in inventories of $410.4 million and a decrease in accrued expenses and other of $56.0 million. The Company utilized cash to invest in inventory levels primarily as a result of a strong book to bill and lengthening purchasing lead times. The increase in cash used was partially offset by a decrease in accounts receivable of $108.5 million and an increase in accounts payable of $75.3 million. Comparatively, cash generated from working capital and other was $90.8 million during the first six months of fiscal 2017, including a decrease in inventories of $139.7 million and an increase in accounts payable of $133.7 million, partially offset by an increase in accounts receivable of $127.2 million and a decrease in accrued expenses and other of $55.4 million.

Cash used for operating activities of discontinued operations was $63.1 million in the first six months of fiscal 2017 as the sale of the TS business was completed in the third quarter of fiscal 2017.

Cash Flow from Financing Activities

During the first six months of fiscal 2018, the Company received net proceeds of $78.0 million under the Company’s accounts receivable securitization program. During the first six months of fiscal 2018, the Company repaid  $27.4 million from borrowings of various bank credit facilities and $100.0 million under the Company’s Credit Facility. During the first six months of fiscal 2018, the Company paid dividends on common stock of $43.6 million and repurchased $135.5 million of common stock.

During the first six months of fiscal 2017, the Company received net proceeds of $296.4 million as a result of the issuance of $300.0 million of 3.75% Notes due December 2021. Additionally, the Company received net proceeds of $530.8 million and $771.2 million from borrowings under the Term Loan and from the Company’s Credit Facility, respectively. During the first six months of fiscal 2017, the Company repaid $378.6 million of notes and acquired debt and made net repayments of $265.0 million under the Company’s accounts receivable securitization program. During the first six months of fiscal 2017, the Company repaid $19.0 million from borrowings of various bank credit facilities and paid dividends on common stock of $43.4 million.

Cash Flow from Investing Activities

During the first six months of fiscal 2018, the Company used $67.4 million for capital expenditures primarily related to information system development costs, computer hardware and software purchases and facilities costs compared to $70.4 million for capital expenditures in the first six months of fiscal 2017. During the first six months of fiscal 2018, the Company used $14.7 million of cash for acquisitions, which is net of the cash acquired compared to $798.4 million of cash for acquisitions, which is net of the cash acquired in the first six months of fiscal 2017.

During the first six months of fiscal 2018, the Company generated $112.7 million of cash from investing activities – discontinued operations, substantially all driven by the sale of marketable securities obtained through the sale of the TS business.

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

Financing Transactions

See Note 5, “Debt” to the Company’s consolidated financial statements included in this Quarterly Report on Form 10-Q for additional information on financing transactions including the Credit Facility, the Program, and other outstanding debt as of December 30, 2017. The Company was in compliance with all covenants under the Credit Facility and the Program as of December 30, 2017.

The Company has various lines of credit and other forms of bank debt in the U.S. and various foreign locations to fund the short-term working capital, foreign exchange, overdraft and letter of credit needs of its wholly owned subsidiaries. Avnet generally guarantees its subsidiaries’ obligations under such debt facilities. Outstanding borrowings under such forms of debt at the end of second quarter of fiscal 2018 was $0.9 million.

Liquidity

The Company held cash and cash equivalents of $589.5  million as of December 30, 2017, of which $568.7  million was held outside the United States. As of July 1, 2017, the Company held cash and cash equivalents of $836.4 million, of which $619.5 million was held outside of the United States.

As of the end of the second quarter of fiscal 2018, the Company had a combined total borrowing capacity of $1.65 billion under the Credit Facility and the Program. There were no borrowings outstanding and $2.0 million in letters of credit issued under the Credit Facility and $220.0 million in borrowings outstanding under the Program, resulting in approximately $1.37 billion of total availability as of December 30, 2017. Availability under the Program is subject to the Company having sufficient eligible trade accounts receivable to support desired borrowings. The Company currently expects to utilize availability under credit facilities to support working capital and other general corporate purposes to the extent such incremental borrowings do not impact the Company’s investment grade credit rating. During the second quarter and first six months of fiscal 2018, the Company had an average daily balance outstanding of approximately $0.1 million and $5.3 million, respectively, under the Credit Facility and approximately $225.0 million and $195.0 million, respectively, under the Program. During the second quarter and first six months of fiscal 2017, the Company had an average daily balance outstanding of approximately $818.6 million and $635.2 million, respectively, under the Credit Facility and approximately $622.0 million and $671.0 million, respectively, under the Program.

During periods of weakening demand in the electronic components industry, the Company typically generates cash from operating activities. Conversely, the Company is more likely to use operating cash flows for working capital requirements during periods of higher growth. The Company used $141.4 million in cash flows from operating activities over the trailing four fiscal quarters ended December 30, 2017 for continuing operations.

Liquidity is subject to many factors, such as normal business operations as well as general economic, financial, competitive, legislative, and regulatory factors that are beyond the Company’s control. To the extent the cash balances held in foreign locations cannot be remitted back to the U.S. in a tax efficient manner, those cash balances are generally used for ongoing working capital, capital expenditure needs and to support acquisitions, and are currently expected to be permanently reinvested outside the United States. The Company is still evaluating the impact of repatriating such foreign cash as a result of changes in U.S. tax law from the Act, which was signed into law on December 22, 2017. In addition, local government regulations may restrict the Company’s ability to move funds among various locations under certain circumstances. Management does not believe such restrictions would limit the Company’s ability to pursue its intended business strategy. Management believes that Avnet’s available borrowing capacity, its current cash on hand including the remaining proceeds and marketable securities from the sale of the TS business and the Company’s expected ability to generate operating cash flows in the future will be sufficient to meet its future liquidity needs. The Company also may issue debt or equity securities in the future and management believes the Company will have adequate access to the capital markets, if needed.

The Company expects to make material income tax payments on its unremitted foreign earnings as a result of the impact of the Act. The Act requires the Company to pay a one-time transition tax on unremitted foreign earnings (the “transition tax”), which the Company expects to make a policy decision to pay over an eight year period. The Company is still gathering the necessary information to make reasonable estimates for the amount of the transition tax, but the Company expects the transition tax owed will be material due to the Company’s approximately $3.3 billion of unremitted foreign earnings as of July 1, 2017.

Historically the Company has made, and expects to continue to make, strategic investments through acquisition activity to the extent the investments strengthen Avnet’s competitive position, further its business strategies and meet management’s return on capital thresholds. The Company also expects to make capital expenditures, including expenditures over the next two fiscal years to implement a global ERP system. Additionally, as the Company integrates PF and restructures to transform Avnet into an electronic components focused business, the Company expects to use cash for restructuring, integration and other expenses.

In addition to continuing to make investments in acquisitions, as of December 30, 2017, the Company may repurchase up to an aggregate of $459.6 million of shares of the Company’s common stock through a $1.95 billion share repurchase program approved by the Board of Directors. The Company may repurchase stock from time to time at the discretion of management, subject to strategic considerations, market conditions and other factors. The Company may terminate or limit the share repurchase program at any time without prior notice. The timing and actual number of shares repurchased will depend on a variety of factors such as share price, corporate and regulatory requirements, and prevailing market conditions. Additionally, the Company currently expects to pay quarterly cash dividends on shares of its common stock, subject to approval of the Board of Directors. During the second quarter of fiscal 2018, the Board of Directors approved a dividend of $0.18 per share, which resulted in $21.6 million of dividend payments during the quarter.

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

See Item 7A, Quantitative and Qualitative Disclosures About Market Risk, in the Company’s Annual Report on Form 10-K for the fiscal year ended July 1, 2017, for further discussion of market risks associated with foreign currency exchange rates and interest rates. Avnet’s exposure to such risks has not changed materially since July 1, 2017, as the Company continues to economically hedge the majority of its foreign currency exchange exposures. Thus, any increase or decrease in fair value of the Company’s forward foreign currency exchange contracts is generally offset by an opposite effect on the related hedged position. For interest rate risk, the Company continues to maintain a combination of fixed and variable rate debt to mitigate the exposure to fluctuation in market interest rates. The Company’s exposure to market price risk related to marketable securities is mitigated through the purchase of a derivative financial instrument that economically fixes the value of the marketable securities.

See Liquidity and Capital Resources — Financing Transactions appearing in Item 2 of this Quarterly Report on Form 10-Q for further discussion of the Company’s financing transactions and capital structure. As of December 30, 2017,  86% of the Company’s debt bears interest at a fixed rate and 14% of the Company’s debt bears interest at variable rates. Therefore, a hypothetical 1.0% (100 basis points) increase in interest rates would result in a $0.6 million decrease in income from continuing operations before income taxes in the Company’s consolidated statement of operations for the second quarter of fiscal 2018.

Item 4.Controls and Procedures

The Company’s management, including its Chief Executive Officer and Interim Chief Financial Officer, have evaluated the effectiveness of the Company’s disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) as of the end of the reporting period covered by this Quarterly Report on Form 10-Q. Based on such evaluation, the Chief Executive Officer and Interim Chief Financial Officer have concluded that, as of the end of the period covered by this Quarterly Report on Form 10-Q, the Company’s disclosure controls and procedures are effective such that material information required to be disclosed by the Company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified by the Securities and Exchange Commission’s rules and forms and is accumulated and communicated to management, including the Company’s principal executive officer and principal financial officer, as appropriate to allow timely decisions regarding required disclosure.

During the second quarter of fiscal 2018, there were no changes to the Company’s internal control over financial reporting (as defined in Rule 13a-15(f) of the Exchange Act) that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II

OTHER INFORMATION

Item 1.Legal Proceedings

As a result primarily of certain former manufacturing operations, Avnet has incurred and may have future liability under various federal, state and local environmental laws and regulations, including those governing pollution and exposure to, and the handling, storage and disposal of, hazardous substances. For example, under the Comprehensive Environmental Response, Compensation and Liability Act of 1980, as amended, and similar state laws, Avnet is and may be liable for the costs of cleaning up environmental contamination on or from certain of its current or former properties, and at off-site locations where the Company disposed of wastes in the past. Such laws may impose joint and several liability. Typically, however, the costs for clean up at such sites are allocated among potentially responsible parties based upon each party’s relative contribution to the contamination, and other factors.

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

The discussion of Avnet’s business and operations should be read together with the risk factors contained in Item 1A of its Annual Report on Form 10-K for the fiscal year ended July 1, 2017, which describe various risks and uncertainties to which the Company is or may become subject. These risks and uncertainties have the potential to affect Avnet’s business, financial condition, results of operations, cash flows, strategies or prospects in a material and adverse manner. As of December 30, 2017, there have been no material changes to the risk factors set forth in the Company’s Annual Report on Form 10-K for the fiscal year ended July 1, 2017.

Item 2.Unregistered Sales of Equity Securities and Use of Proceeds

The Company’s Board of Directors has approved the repurchase of up to $1.95 billion of the Company’s common stock under the Company’s share repurchase program, which includes an increase of $200 million approved in November 2017. The following table includes the Company’s monthly purchases of the Company’s common stock during the second quarter of fiscal 2018, under the share repurchase program, which is part of a publicly announced plan.

			Total Number of	Approximate Dollar
	Total	Average	Shares Purchased	Value of Shares That
	Number	Price	as Part of Publicly	May Yet Be
	of Shares	Paid per	Announced Plans	Purchased under the
Period	Purchased	Share	or Programs	Plans or Programs
October	527,300	$40.55	527,300	$305,612,000
November	805,100	$39.51	805,100	$473,802,000
December	350,825	$40.39	350,825	$459,632,000

Item 6.Exhibits

Exhibit
Number	Exhibit
10.1	Letter Agreement between the Company and Thomas Liguori (incorporated herein by reference to the Company’s Current Report on Form 8-K dated December 28, 2017, Exhibit 10.2).

10.2	Form of Change of Control Agreement between the Company and Thomas Liguori (incorporated herein by reference to the Company’s Current Report on Form 8-K dated February 14, 2011, Exhibit 10.3).

10.3*

Amendment No. 1 to the Third Amended and Restated Receivables Purchase Agreement, dated as of October 31, 2017, among Avnet, Inc., Avnet Receivables Corporation, the companies and financial institutions party thereto and JPMorgan Chase Bank, N.A., as agent.

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

Date: January 26, 2018