Form 10-Q
period 2018-03-31
AVNET INC
filed 2018-05-01
CIK 8858

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2018

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

As of April 19, 2018, the total number of shares outstanding of the registrant’s Common Stock was 117,981,593 shares, net of treasury shares.

AVNET, INC. AND SUBSIDIARIES

PART I

FINANCIAL INFORMATION

Item 1.Financial Statements

AVNET, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(Unaudited)

	March 31,	July 1,
	2018	2017
	(Thousands, except share
	amounts)
ASSETS
Current assets:
Cash and cash equivalents	$430,065	$836,384
Marketable securities	75,051	281,326
Receivables, less allowances of $50,821 and $47,272, respectively	3,552,531	3,337,624
Inventories	3,261,897	2,824,709
Prepaid and other current assets	305,067	253,765
Total current assets	7,624,611	7,533,808
Property, plant and equipment, net	520,922	519,575
Goodwill	1,026,542	1,148,347
Intangible assets, net	258,267	277,291
Other assets	281,588	220,568
Total assets	$9,711,930	$9,699,589
LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Short-term debt	$101,979	$50,113
Accounts payable	2,091,082	1,861,635
Accrued expenses and other	576,385	542,023
Total current liabilities	2,769,446	2,453,771
Long-term debt	1,488,706	1,729,212
Other liabilities	498,957	334,538
Total liabilities	4,757,109	4,517,521
Commitments and contingencies (Note 7)
Shareholders’ equity:
Common stock $1.00 par; authorized 300,000,000 shares; issued 118,630,784 shares and 123,080,952 shares, respectively	118,631	123,081
Additional paid-in capital	1,519,975	1,503,490
Retained earnings	3,313,914	3,799,363
Accumulated other comprehensive income (loss)	2,301	(243,866)
Total shareholders’ equity	4,954,821	5,182,068
Total liabilities and shareholders’ equity	$9,711,930	$9,699,589

See notes to consolidated financial statements.

AVNET, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

	Third Quarters Ended		Nine Months Ended
	March 31,	April 1,	March 31,	April 1,
	2018	2017	2018	2017
	(Thousands, except per share amounts)
Sales	$4,795,093	$4,441,896	$13,977,672	$12,833,559
Cost of sales	4,141,556	3,811,910	12,109,120	11,094,733
Gross profit	653,537	629,986	1,868,552	1,738,826
Selling, general and administrative expenses	501,378	480,190	1,476,263	1,275,417
Goodwill impairment expense (Note 4)	181,440	—	181,440	—
Restructuring, integration and other expenses	25,120	35,513	108,277	95,382
Operating (loss) income	(54,401)	114,283	102,572	368,027
Other income (expense), net	8,384	19,439	24,725	(30,809)
Interest expense	(26,046)	(27,534)	(75,746)	(81,518)
Income (loss) from continuing operations before taxes	(72,063)	106,188	51,551	255,700
Income tax expense	243,541	16,268	252,179	65,627
Income (loss) from continuing operations, net of tax	(315,604)	89,920	(200,628)	190,073
Income (loss) from discontinued operations, net of tax	(4,462)	181,851	(14,411)	253,759
Net (loss) income	(320,066)	271,771	(215,039)	443,832

Earnings (loss) per share - basic:
Continuing operations	$(2.64)	$0.70	$(1.66)	$1.48
Discontinued operations	(0.04)	1.42	(0.12)	1.98
Net (loss) income per share basic	(2.68)	2.12	(1.78)	3.46

Earnings (loss) per share - diluted:
Continuing operations	$(2.64)	$0.69	$(1.66)	$1.46
Discontinued operations	(0.04)	1.41	(0.12)	1.95
Net (loss) income per share diluted	(2.68)	2.10	(1.78)	3.41

Shares used to compute earnings per share:
Basic	119,601	128,487	120,895	127,973
Diluted	119,601	129,432	120,895	129,847
Cash dividends paid per common share	$0.19	$0.18	$0.55	$0.52

See notes to consolidated financial statements.

AVNET, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(Unaudited)

	Third Quarters Ended		Nine Months Ended
	March 31,	April 1,	March 31,	April 1,
	2018	2017	2018	2017
	(Thousands)
Net (loss) income	$(320,066)	$271,771	$(215,039)	$443,832
Other comprehensive (loss) income, net of tax:
Foreign currency translation and other	114,073	92,702	230,857	(58,300)
Impact of TS business divestiture (Note 3)	—	181,465		181,465
Pension adjustments, net	5,121	2,102	15,310	5,904
Total comprehensive (loss) income	$(200,872)	$548,040	$31,128	$572,901

See notes to consolidated financial statements.

AVNET, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	Nine Months Ended
	March 31,	April 1,
	2018	2017
	(Thousands)
Cash flows from operating activities:
Net (loss) income	$(215,039)	$443,832
Less: Income (loss) from discontinued operations, net of tax	(14,411)	253,759
Income (loss) from continuing operations	(200,628)	190,073

Non-cash and other reconciling items:
Depreciation	114,111	63,800
Amortization	69,860	34,185
Deferred income taxes	(74,126)	(15,562)
Stock-based compensation	18,427	41,778
Goodwill impairment expense	181,440	—
Other, net	30,305	10,563
Changes in (net of effects from businesses acquired and divested):
Receivables	(98,147)	(335,617)
Inventories	(337,939)	86,103
Accounts payable	180,732	86,120
Accrued expenses and other, net	133,837	(20,977)
Net cash flows provided by operating activities - continuing operations	17,872	140,466
Net cash flows used by operating activities - discontinued operations	—	(325,096)
Net cash flows provided (used) by operating activities	17,872	(184,630)

Cash flows from financing activities:
Issuance of notes, net of issuance costs	—	296,374
Repayment of notes	—	(530,800)
Repayments under accounts receivable securitization, net	(47,000)	(492,000)
Repayments under senior unsecured credit facility, net	(99,971)	(150,000)
Repayments under bank credit facilities and other debt, net	(44,293)	(18,386)
Borrowings of term loans	—	530,756
Repayments of term loans	—	(511,358)
Repurchases of common stock	(209,466)	(124,598)
Dividends paid on common stock	(66,198)	(66,477)
Other, net	(2,738)	15,838
Net cash flows used for financing activities - continuing operations	(469,666)	(1,050,651)
Net cash flows provided by financing activities - discontinued operations	—	3,447
Net cash flows used for financing activities	(469,666)	(1,047,204)

Cash flows from investing activities:
Purchases of property, plant and equipment	(112,217)	(107,960)
Acquisitions of businesses, net of cash acquired (Note 2)	(18,621)	(801,164)
Other, net	7,020	18,404
Net cash flows used for investing activities - continuing operations	(123,818)	(890,720)
Net cash flows provided by investing activities - discontinued operations	153,933	2,235,384
Net cash flows provided by investing activities	30,115	1,344,664

Effect of currency exchange rate changes on cash and cash equivalents	15,360	(15,075)

Cash and cash equivalents:
— (decrease) increase	(406,319)	97,755
— at beginning of period	836,384	1,031,478
— at end of period	$430,065	$1,129,233

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

New accounting pronouncements

In February 2018, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update 2018-02, Income Statement–Reporting Comprehensive Income (Topic 220): Reclassification of Certain Tax Effects from Accumulated Other Comprehensive Income (“ASU 2018-02”), which allows entities to reclassify accumulated other comprehensive income to retained earnings for stranded tax effects resulting from the Tax Cuts and Jobs Act (the “Act”). This update is effective for interim and annual reporting periods beginning after December 15, 2018, with early adoption permitted. The update should be applied either in the period of adoption or retrospectively to each period (or periods) in which the effect of the income tax rate change resulting from the Act is recognized. The Company is currently evaluating the impact of the adoption of ASU 2018-02 on its consolidated financial statements.

In December 2017, the Securities and Exchange Commission issued Staff Accounting Bulletin No. 118 (“SAB 118”), which provides guidance related to the Act. The Act changes existing United States tax law and includes numerous provisions that will affect the accounting for U.S. income taxes under ASC 740. SAB 118 allows registrants to record provisional amounts during a one year “measurement period”. The measurement period ends on the earlier of finalization of accounting or one year from the date of the enactment. During the measurement period, impacts of the Act are expected to be recorded at the time a reasonable estimate for all or a portion of the effects can be made, and provisional amounts can be recognized and adjusted as information becomes available, prepared or analyzed. SAB 118 summarizes three stages of applying the impact of the Act to be applied at each reporting period, to account for and qualitatively disclose the accounting impacts of the Act: (i) the effects of the Act for which accounting is complete; (ii) provisional amounts (or adjustments to provisional amounts) for the effects of the Act where accounting is not complete, but that a reasonable estimate has been determined; and (3) a reasonable estimate cannot yet be made and therefore taxes are reflected in accordance with law prior to the enactment of the Act. See Note 8, “Income Taxes” for further discussion of the application of SAB 118 as of March 31, 2018. Additionally, as a result of the Act, the Company must make an accounting policy election as to whether to record the deferred impacts of the Global Intangible Low Taxed Income (“GILTI”) provision, or to treat it entirely as a period cost. The Company is still evaluating this GILTI accounting policy election.

In August 2017, the FASB issued Accounting Standards Update 2017-12, Derivatives and Hedging (Topic 815) - Targeted Improvements to Accounting for Hedging Activities (“ASU 2017-12”), which improves the financial reporting of hedging relationships to better portray the economic results of an entity’s risk management activities in its financial statements and makes certain targeted improvements to simplify the qualification and application of the hedge accounting compared to current GAAP. This update is effective for fiscal years beginning after December 15, 2018, with early adoption permitted. The Company is currently evaluating the impact of the adoption of ASU 2017-12 on its consolidated financial

AVNET, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

statements.

In March 2017, the FASB issued Accounting Standards Update 2017-07, Compensation–Retirement Benefits (Topic 715) - Improving the Presentation of Net Periodic Pension Cost and Net Periodic Postretirement Benefit Cost (“ASU 2017-07”). The new guidance requires the service cost component of net periodic benefit cost to be presented in the same income statement line item as other employee compensation costs arising from services rendered during the period, and allows only the service cost component to be eligible for capitalization in assets. Other components of the net periodic benefit cost are to be presented separately from the line item that includes the service cost and outside of any subtotal of operating income, and the line item must be appropriately described. If a separate line item is not used, the line item used in the income statement to present the other components of net benefit cost must be disclosed. The guidance is effective for fiscal years beginning after December 15, 2017, and interim periods within that annual period, with early adoption permitted. The amendment is to be applied retrospectively. The new guidance primarily impacts the income statement presentation of net periodic benefit cost and the Company does not believe adoption of this standard will have a material impact on its consolidated financial statements including income before income taxes, but the reported amount of operating income will decrease compared to historical measurements of operating income. Refer to Note 9, “Pension Plan,” for further information on the components of net periodic benefit cost.

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

AVNET, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

2. Acquisitions

Dragon Innovation

In August 2017, the Company acquired Dragon Innovation, Inc. (“Dragon”), a provider of manufacturing logistics services. The impact of this acquisition was not material to the Company’s consolidated balance sheets or statements of operations.

3. Discontinued operations and gain on sale

In February 2017, the Company completed the sale of its Technology Solutions (“TS”) business to Tech Data Corporation (the “Buyer”). Included in the gain on sale recorded upon completion of the sale were estimates for certain income taxes due on the gain and additional cash consideration expected from the Buyer related to a closing date net working capital sales price adjustment (the “closing date adjustment”). The Company is finalizing the closing date adjustment with the Buyer as provided for in the sales agreement and has included an estimate of this amount as primary component of the $305.1 million of prepaid and other current assets as of March 31, 2018. The final closing date adjustment, as determined through the established process outlined in the sales agreement, may be materially different from the Company’s estimate. The impact of any probable changes in the closing date adjustment will be recorded as an adjustment to the gain on sale from discontinued operations in the period such change occurs. During the third quarter of fiscal 2018, the Company made certain adjustments to the closing date estimates, which were not material and have been included as an adjustment to the gain on sale of discontinued operations classified within “Income (loss) from discontinued operations, net of tax” on the Consolidated Statements of Operations.

The income taxes associated with the gain will be impacted by the final geographic allocation of the sales price, which must be agreed to with the Buyer after determination of the closing date adjustment, as required in the sales agreement, and may be materially different from the Company’s estimates. The impact of any changes in estimated income taxes on the gain will be recorded as an adjustment to the gain on sale from discontinued operations in the period such change in estimate occurs. The Company currently expects the closing date adjustment to be finalized by the first half of fiscal 2019 and the income tax on the gain to be finalized by the end of fiscal 2019.

The Company received 2.8 million shares of the Buyer’s common stock at closing (the “Shares”), which has been recorded within “Marketable securities” on the Company’s Consolidated Balance Sheets. As of March 31, 2018, the Company had 0.9 million shares remaining, which had market value of $75.1 million. Unrealized and realized gains or losses due to changes in fair value based upon Level 1 quoted active market prices of the Shares are recorded in “Other income (expense), net” on the Consolidated Statements of Operations. The sales agreement includes time based contractual restrictions related to the Company’s sale of the Shares and as such, the Company entered into economic hedges to reduce the Company’s exposure to price fluctuations of the Shares during the restricted period, which fixes the net amount that the Company will realize upon the sale of the Shares. The Company records changes in fair value related to the economic share price hedges within “Other income (expense), net”, offsetting the changes in fair value of the underlying Shares. During the nine months ended March 31, 2018, the Company sold 1.9 million Shares, the net proceeds of which have been included in “Cash flows from investing activities – discontinued operations.”

In connection with the sale of the TS business, the Company entered into a Transition Services Agreement (“TSA”), pursuant to which the Buyer will pay the Company to provide certain information technology, distribution, facilities, finance and human resources related services for various periods of time depending upon the services not to exceed approximately two years from the closing date. Expenses incurred by the Company to provide such services under the TSA are classified within selling, general and administrative expenses and amounts billed to the Buyer to provide such services are classified as a reduction of such expenses. As of March 31, 2018, the Buyer has formally terminated substantially all TSA services outside of certain minor information technology services and all remaining TSA services are expected to be terminated by the first half of fiscal 2019.

AVNET, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

Financial results of the TS business for the third quarter and nine months ended April 1, 2017 are presented as “Income (loss) from discontinued operations, net of tax” on the Consolidated Statements of Operations and are summarized as follows:

	Third Quarter Ended	Nine Months Ended
	April 1, 2017
	(Thousands)
Sales	$1,056,676	$5,432,140
Cost of sales	955,781	4,883,945
Gross profit	100,895	548,195
Selling, general and administrative expenses	105,622	430,003
Restructuring, integration and other expenses	(260)	7,280
Operating (loss) income	(4,467)	110,912
Interest and other expense, net	(13,662)	(24,292)
(Loss) income from discontinued operations before income taxes	(18,129)	86,620
Income tax expense	17,108	49,949
(Loss) income from discontinued operations, net of taxes	(35,237)	36,671
Gain on sales of discontinued operations, net of tax	217,088	217,088
Net income from discontinued operations, net of taxes	$181,851	$253,759

Included within selling, general and administrative expenses of discontinued operations was $8.3 million and $34.9 million of estimated corporate expenses, excluding general overhead, specific to or benefiting the TS business for the third quarter and nine months ended April 1, 2017, respectively.

The loss from discontinued operations, net of tax, in the third quarter and first nine months of fiscal 2018 substantially all relates to settlement losses associated with the Company’s pension plan due to former TS business employees requesting and receiving distributions from the Company’s pension plan during fiscal 2018 and the closing date adjustments discussed above. Refer to Note 9, “Pension plan,” for further information on the pension settlement losses.

4. Goodwill and long-lived assets

Goodwill

The following table presents the change in goodwill by reportable segment for the nine months ended March 31, 2018.

	Electronic	Premier
	Components	Farnell	Total
	(Thousands)
Carrying value at July 1, 2017 (1)	$635,048	$513,299	$1,148,347
Additions from acquisitions	19,725	—	19,725
Impairment of goodwill	(181,440)	—	(181,440)
Foreign currency translation	12,532	40,176	52,708
Measurement period adjustments	2,530	(15,328)	(12,798)
Carrying value at March 31, 2018 (2)	$488,395	$538,147	$1,026,542

(1) Includes accumulated impairment of $1,045,110 from fiscal 2009
(2) Includes accumulated impairment of $1,045,110 from fiscal 2009 and $181,440 from fiscal 2018

AVNET, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

As of December 30, 2017, the $181.4 million of goodwill related to the Electronic Components Americas core reporting unit (the “Americas”) primarily represented goodwill allocated from the acquisitions of Bell Micro, G2 and Round 2, all of which occurred prior to fiscal 2011. The allocation of goodwill to the Americas represented the expected synergies the Americas would realize from these historical acquisitions. Once goodwill has been assigned to a reporting unit, for accounting purposes, the goodwill is no longer directly associated with the underlying acquisitions that the goodwill originated from, but rather the reporting unit to which it has been allocated. In accordance with ASC 350, the Company has been monitoring the Americas each quarter for the potential need to perform an interim goodwill impairment test.

In the third quarter of fiscal 2018, in conjunction with the commencement of the Company’s annual long-term planning process, it became apparent that lower cash flows are expected from the Americas over such planning horizon compared to prior year long-term cash flow expectations. As a result of the lower expected cash flows as well as certain other factors, the Company concluded that an interim quantitative goodwill impairment test for the Americas was necessary in the third quarter of fiscal 2018.

In assessing the Americas goodwill for impairment in the third quarter of fiscal 2018, the Company was required to make significant judgments related to the fair value of the Americas. The Company used a combination of an income approach, specifically a discounted cash flow methodology, and a market approach to estimate the fair value of the Americas. The discounted cash flow methodology includes market participant assumptions for, among other factors, forecasted sales, gross profit margins, operating expenses, cash flows, perpetual growth rates and long-term discount rates, all of which required judgments and estimates by management which are inherently uncertain. The market approach methodology required significant assumptions related to comparable transactions, market multiples, capital structure and control premiums.

As a result of the impairment testing and related fair value estimate of the Americas in the third quarter of fiscal 2018, the Company impaired all of the goodwill in the Americas and recorded $181.4 million of goodwill impairment expense, which is classified within goodwill impairment expense in the Consolidated Statements of Operations.

Intangible Assets

The following table presents the Company’s acquired intangible assets at March 31, 2018, and July 1, 2017, respectively.

	March 31, 2018			July 1, 2017
	Acquired	Accumulated	Net Book	Acquired	Accumulated	Net Book
	Amount	Amortization	Value	Amount	Amortization	Value
	(Thousands)
Customer related	$319,744	$(139,888)	$179,856	$277,865	$(79,578)	$198,287
Trade name	58,382	(15,470)	42,912	46,915	(6,720)	40,195
Technology and other	56,489	(20,990)	35,499	50,369	(11,560)	38,809
	$434,615	$(176,348)	$258,267	$375,149	$(97,858)	$277,291

AVNET, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

Intangible asset amortization expense from continuing operations was $22.6 million and $22.4 million for the third quarters of fiscal 2018 and 2017, respectively, and $69.9 million and $34.2 million for the first nine months of fiscal 2018 and 2017, respectively. Intangible assets have a weighted average remaining useful life of approximately 3 years. The following table presents the estimated future amortization expense for the remainder of fiscal 2018, the next five fiscal years and thereafter (in thousands):

Fiscal Year
Remainder of fiscal 2018	$22,711
2019	89,330
2020	87,010
2021	41,902
2022	13,212
2023	3,854
Thereafter	248
Total	$258,267

5. Debt

Short-term debt consists of the following (in thousands):

	March 31, 2018	July 1, 2017	March 31, 2018	July 1, 2017
	Interest Rate		Carrying Balance
Bank credit facilities and other	1.86%	2.27%	$6,979	$50,113
Accounts receivable securitization program	2.35%	—	95,000	—
Short-term debt			$101,979	$50,113

Bank credit facilities and other consists primarily of various committed and uncommitted lines of credit and other forms of bank debt with financial institutions utilized primarily to support the working capital requirements of the Company including its foreign operations.

The Company has an accounts receivable securitization program (the “Program”) in the United States with a group of financial institutions to allow the Company to transfer, on an ongoing revolving basis, an undivided interest in a designated pool of trade accounts receivable, to provide security or collateral for borrowings up to a maximum of $400 million. The Program does not qualify for off balance sheet accounting treatment and any borrowings under the Program are recorded as debt in the consolidated balance sheets. Under the Program, the Company legally sells and isolates certain U.S. trade accounts receivable, into a wholly owned and consolidated bankruptcy remote special purpose entity. Such receivables, which are recorded within “Receivables” in the consolidated balance sheets, totaled $774.8 million and $807.5 million at March 31, 2018, and July 1, 2017, respectively. The Program contains certain covenants relating to the quality of the receivables sold. The Program also requires the Company to maintain certain minimum interest coverage and leverage ratios, which the Company was in compliance with as of March 31, 2018, and July 1, 2017. The Program expires in August 2018 and as a result the Company has classified outstanding balances as short-term debt as of August 2017. Interest on borrowings is calculated using a base rate or a commercial paper rate plus a spread of 0.40% with a facility fee of 0.40%.

AVNET, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

Long-term debt consists of the following (in thousands):

	March 31, 2018	July 1, 2017	March 31, 2018	July 1, 2017
	Interest Rate		Carrying Balance
Revolving credit facilities:
Accounts receivable securitization program	—	1.53%	$—	$142,000
Credit Facility	—	2.77%	—	99,970
Public notes due:
June 2020	5.88%	5.88%	300,000	300,000
December 2021	3.75%	3.75%	300,000	300,000
December 2022	4.88%	4.88%	350,000	350,000
April 2026	4.63%	4.63%	550,000	550,000
Other long-term debt	1.36%	1.36%	483	642
Long-term debt before discount and debt issuance costs			1,500,483	1,742,612
Discount and debt issuance costs - unamortized			(11,777)	(13,400)
Long-term debt			$1,488,706	$1,729,212

The Company has a five-year $1.25 billion senior unsecured revolving credit facility (the “Credit Facility”) with a syndicate of banks, consisting of revolving credit facilities and the issuance of up to $150.0 million of letters of credit, which expires in July 2019. Subject to certain conditions, the Credit Facility may be increased up to $1.50 billion. Under the Credit Facility, the Company may select from various interest rate options, currencies and maturities. The Credit Facility contains certain covenants including various limitations on debt incurrence, share repurchases, dividends, investments and capital expenditures. The Credit Facility also includes financial covenants requiring the Company to maintain minimum interest coverage and leverage ratios, which the Company was in compliance with as of March 31, 2018, and July 1, 2017. As of March 31, 2018, and July 1, 2017, there were $2.0 million and $3.1 million, respectively, in letters of credit issued under the Credit Facility.

As of March 31, 2018, the carrying value and fair value of the Company’s total debt was $1.59 billion and $1.63 billion, respectively. At July 1, 2017, the carrying value and fair value of the Company’s total debt was $1.78 billion and $1.85 billion, respectively. Fair value for the public notes was estimated based upon quoted market prices and for other forms of debt fair value approximates carrying value due to the market based variable nature of the interest rates on those debt facilities.

6. Derivative financial instruments

Many of the Company’s subsidiaries purchase and sell products in currencies other than their functional currencies. This subjects the Company to the risks associated with fluctuations in foreign currency exchange rates. The Company reduces this risk by utilizing natural hedging (e.g., offsetting receivables and payables in the same foreign currency) as well as by creating offsetting positions through the use of derivative financial instruments, primarily forward foreign exchange contracts typically with maturities of less than 60 days (“economic hedges”), but no longer than one year. The Company continues to have exposure to foreign currency risks to the extent they are not economically hedged. The Company adjusts any economic hedges to fair value through the consolidated statements of operations primarily within “other income (expense), net.” The fair value of forward foreign exchange contracts, which are based upon Level 2 criteria under the ASC 820 fair value hierarchy, are classified in the captions “other current assets” or “accrued expenses and other,” as applicable, in the accompanying consolidated balance sheets as of March 31, 2018, and July 1, 2017. The Company’s master netting and other similar arrangements with various financial institutions related to derivative financial instruments allow for the right of offset. The Company’s policy is to present derivative financial instruments with the same counterparty as either a net asset or liability when the right of offset exists.

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

The fair values of derivative financial instruments in the Company’s consolidated balance sheets are as follows:

	March 31,	July 1,
	2018	2017
	(Thousands)
Forward foreign currency exchange contracts not receiving hedge accounting treatment recorded in:
Other current assets	$849	$7,297
Accrued expenses	3,015	4,142

In addition to amounts included in the above table, there was approximately $3.2 million of other current assets and $34.0 million of accrued expenses as of March 31, 2018 and July 1, 2017, respectively, related to derivative financial instruments used to economically hedge the fair value changes in marketable securities discussed further in Note 3.

The amounts recorded to other income (expense), net, related to derivative financial instruments for economic hedges are as follows:

	Third Quarter Ended		Nine Months Ended
	March 31,	April 1,	March 31,	April 1,
	2018	2017	2018	2017
	(Thousands)
Net derivative financial instrument (loss) gain	$3,354	$26	$5,070	$(8,711)

The above table excludes approximately $35.0 million of loss for the first nine months of fiscal 2017, of derivative financial instrument losses in other income (expenses), net, associated with foreign currency derivative financial instruments purchased to economically hedge the British Pound purchase price of the PF acquisition.

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

As of March 31, 2018 and July 1, 2017, the Company had aggregate estimated liabilities of $14.2 million, classified within accrued expenses and other for such compliance-related matters that were reasonably estimable as of such dates.

8. Income taxes

During the third quarter of fiscal year 2018, the Company recorded a provisional amount for the one-time mandatory deemed repatriation tax liability (the “transition tax”) of $230.0 million of which $22.0 million is classified as a current income tax liability. The calculation of the transition tax is provisional and was based upon preliminary estimates of post-1986 earnings and profits and related foreign tax credits. The Act allows the transition tax to be payable over an eight year period without interest. The Company expects to elect to pay over an eight year period.

The Company continues to evaluate the impact of the Act including the Company’s historical assertion related to ASC 740 unremitted earnings being permanently reinvested. The Company has not changed its historical assertion with respect to ASC 740 unremitted earnings and considers its unremitted earnings to be permanently reinvested as of March 31, 2018.

During the second quarter of fiscal year 2018, the Company recorded a provisional expense to account for the deferred tax impacts of the Act, which remained unchanged as of March 31, 2018. The estimates related to the transition tax and deferred taxes are provisional and may change as the Company continues to analyze the impacts of the Act.

The Company’s effective tax rate on its loss before income taxes from continuing operations was (338.0)%  in the third quarter of fiscal 2018. During the third quarter of fiscal 2018, the Company’s effective tax rate was unfavorably impacted primarily by (i) the provisional transition tax expense estimate recorded under the requirements of the Act and (ii) the goodwill impairment discussed in Note 4, which was not tax deductible, partially offset primarily by (i) the mix of income in lower tax jurisdictions and (ii) the release of reserves due to the expiration of the statute of limitations in various jurisdictions.

During the third quarter of fiscal 2017, the Company’s effective tax rate of 15.3% was favorably impacted primarily by (i) the mix of income in lower tax jurisdictions and (ii) the release of reserves and other discrete tax benefits.

For the first nine months of fiscal 2018 the Company’s effective tax rate on its income before income taxes from continuing operations was 489.2%. The effective tax rate for the first nine months of fiscal 2018 was unfavorably impacted primarily by (i) the provisional transition tax expense recorded under the requirements of the Act, (ii) the goodwill impairment, which was not tax deductible, and (iii) the tax expense created from remeasuring net deferred tax assets as a result of applying the requirements of the Act, partially offset primarily by (i) the mix of income in lower tax jurisdictions and (ii) the release of reserves.

During the first nine months of fiscal 2017, the Company’s effective tax rate of 25.7% was favorably impacted primarily by (i) the mix of income in lower tax jurisdictions, partially offset by (ii) net increases to valuation allowances against deferred tax assets that were deemed unrealizable and (iii) the impact of non-deductible acquisition related expenses.

AVNET, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

9. Pension plan

The Company has a noncontributory defined benefit pension plan (the “Plan”) that covers substantially all U.S. employees as of January 1, 2018, and an acquired closed noncontributory defined benefit pension plan in the U.S. covering certain PF employees (collectively, the “Plans”). Components of net period pension cost for the Plans were as follows:

	Third Quarters Ended		Nine Months Ended
	March 31,	April 1,	March 31,	April 1,
	2018	2017 (1)	2018	2017 (1)
	(Thousands)
Service cost	$4,305	$7,406	$12,040	$22,217
Interest cost	4,529	3,952	16,095	11,856
Expected return on plan assets	(10,862)	(10,840)	(38,376)	(32,520)
Amortization of prior service credits	(393)	(394)	(1,179)	(1,180)
Recognized net actuarial loss	3,456	3,610	10,948	10,830
Pension settlement charge	4,875	—	18,859	—
Net periodic pension cost	$5,910	$3,734	$18,387	$11,203

(1)	Includes discontinued operations

The Company contributed $12.0 million to the Plans during the first nine months of fiscal 2018 and expects to make an additional contribution to the Plans of $4.0 million in the fourth quarter of fiscal 2018.

The Plans meet the definition of defined benefit plans and as a result, the Company applies ASC 715 pension accounting to the Plans. The Plans, however, are cash balance plans that are similar in nature to defined contribution plans in that a participant’s benefit is defined in terms of stated account balances. The cash balance plans provide the Company with the benefit of applying any earnings on the Plans’ investments beyond the fixed return provided to participants, toward the Company’s future cash funding obligations.

Amounts reclassified out of accumulated other comprehensive income (loss), net of tax, to operating expenses during the third quarters and the first nine months of fiscal 2018 and fiscal 2017 were substantially all related to net periodic pension costs including recognition of actuarial losses and amortization of prior service credits.

In connection with the sale of the TS business, a significant number of former employees became terminated vested employees under the Plan. During the first nine months of fiscal 2018, the aggregate amount of former employee withdrawals from the Plan exceeded the pension accounting settlement threshold for fiscal 2018, which required a settlement expense under ASC 715 pension accounting. As a result, the Company recognized a $4.9 million and $18.9 million of pension settlement expenses before taxes in the third quarter and first nine months of fiscal 2018, respectively, classified within income (loss) from discontinued operations.

AVNET, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

10. Shareholders’ equity

Share repurchase program

In November 2017, the Company’s Board of Directors amended the Company’s existing share repurchase program to authorize the repurchase up of to $1.95 billion of common stock in the open market or through privately negotiated transactions. The timing and actual number of shares repurchased will depend on a variety of factors such as share price, corporate and regulatory requirements, and prevailing market conditions. During the third quarter and nine months ended March 31, 2018, the Company repurchased 1.7 million and 5.3 million shares, respectively, under this program for a total cost of $70.0 million and $209.5 million, respectively. As of March 31, 2018, the Company had $389.6 million remaining under its share repurchase authorization.

Common stock dividend

In February 2018, the Company’s Board of Directors approved a dividend of $0.19 per common share and dividend payments of $22.6 million were made in March 2018. During the nine months ended March 31, 2018, the Company paid dividends of $0.55 per common share and $66.2 million in total.

11. Earnings per share

	Third Quarters Ended		Nine Months Ended
	March 31,	April 1,	March 31,	April 1,
	2018	2017	2018	2017
	(Thousands, except per share data)
Numerator:
Income (loss) from continuing operations	$(315,604)	$89,920	$(200,628)	$190,073
Income (loss) from discontinued operations	(4,462)	181,851	(14,411)	253,759
Net (loss) income	$(320,066)	$271,771	$(215,039)	$443,832

Denominator:
Weighted average common shares for basic earnings per share	119,601	128,487	120,895	127,973
Net effect of dilutive stock based compensation awards	—	945	—	1,874
Weighted average common shares for diluted earnings per share	119,601	129,432	120,895	129,847
Basic earnings (loss) per share - continuing operations	$(2.64)	$0.70	$(1.66)	$1.48
Basic earnings (loss) per share - discontinued operations	(0.04)	1.42	(0.12)	1.98
Basic earnings (loss) per share	$(2.68)	$2.12	$(1.78)	$3.46
Diluted earnings (loss) per share - continuing operations	$(2.64)	$0.69	$(1.66)	$1.46
Diluted earnings (loss) per share - discontinued operations	(0.04)	1.41	(0.12)	1.95
Diluted earnings (loss) per share	$(2.68)	$2.10	$(1.78)	$3.41
Stock options excluded from earnings per share calculation due to anti-dilutive effect	1,591	92	1,591	98

See Note 3 for additional information on income (loss) from discontinued operations.

For the three and nine months ended March 31, 2018, the diluted net loss per share is the same as basic net loss per share as the effects of 939,722 and 1,195,935 potential common shares, respectively, would be anti-dilutive.

AVNET, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

12. Additional cash flow information

Non-cash investing and financing activities and supplemental cash flow information were as follows:

	Nine Months Ended
	March 31,	April 1,
	2018	2017
	(Thousands)
Non-cash Investing Activities:
Capital expenditures incurred but not paid	$21,282	$16,780
Unsettled sale of marketable securities	4,121	—
Non-cash Financing Activities:
Unsettled share repurchases	—	$15,697
Supplemental Cash Flow Information:
Interest	$55,924	$74,165
Income taxes	94,773	106,659

Included in cash and cash equivalents as of March 31, 2018, and July 1, 2017, was $6.2 million and $208.3 million, respectively, of cash equivalents, which was primarily comprised of investment grade money market funds and overnight time deposits.

13. Segment information

Electronic Components (“EC”) and Premier Farnell (“PF”) are the Company’s reportable segments (“operating groups”). EC markets and sells semiconductors and interconnect, passive and electromechanical devices and integrated components to a diverse customer base serving many end-markets. PF was acquired during the second quarter of fiscal 2017 and distributes electronic components and related products to the electronic system design community utilizing multi-channel sales and marketing resources.

AVNET, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

	Third Quarters Ended		Nine Months Ended
	March 31,	April 1,	March 31,	April 1,
	2018	2017	2018	2017
	(Thousands)
Sales:
Electronic Components	$4,404,115	$4,090,943	$12,874,885	$12,213,389
Premier Farnell	390,978	350,953	1,102,787	620,170
	4,795,093	4,441,896	13,977,672	12,833,559
Operating income (loss):
Electronic Components	$157,713	$156,831	$427,162	$508,587
Premier Farnell	44,391	40,318	114,816	64,292
	202,104	197,149	541,978	572,879
Corporate (1)	(27,220)	(24,856)	(79,502)	(74,766)
Restructuring, integration and other expenses	(25,120)	(35,513)	(108,277)	(95,382)
Goodwill impairment expense	(181,440)	—	(181,440)	—
Amortization of acquired intangible assets and other	(22,725)	(22,497)	(70,187)	(34,704)
Operating (loss) income	$(54,401)	$114,283	$102,572	$368,027

Sales, by geographic area:
Americas (2)	$1,276,426	$1,328,592	$3,672,160	$3,831,706
EMEA (3)	1,812,334	1,615,903	5,011,336	4,261,891
Asia/Pacific (4)	1,706,333	1,497,401	5,294,176	4,739,962
Sales	$4,795,093	$4,441,896	$13,977,672	$12,833,559

(1)Corporate is not a reportable segment and represents certain centrally incurred overhead expenses and assets that are not included in the EC and PF measures of profitability or assets. Corporate amounts represent a reconciling item between segment measures of profitability or assets and total Avnet amounts reported in the consolidated financial statements.

(2)Includes sales from the United States of $1.18 billion and $1.23 billion for the third quarters ended March 31, 2018, and April 1, 2017, respectively. Includes sales from the United States of $3.40 billion and $3.56 billion for the first nine months of fiscal 2018 and 2017, respectively.

(3)Includes sales from Germany and Belgium of $710.6 million and $281.1 million, respectively, for the third quarter ended March 31, 2018, and $1.96 billion and $786.0 million, respectively, for the first nine months of fiscal 2018. Includes sales from Germany and Belgium of $616.3 million and $248.3 million, respectively, for the third quarter ended April 1, 2017, and $1.66 billion and $678.5 million, respectively, for the first nine months of fiscal 2017.

(4)Includes sales from China (including Hong Kong), Taiwan and Singapore of $645.3 million, $616.7 million and $231.6 million, respectively, for the third quarter ended March 31, 2018, and $1.94 billion, $1.99 billion and $677.8 million, respectively, for the first nine months of fiscal 2018. Includes sales from China (including Hong Kong), Taiwan and Singapore of $562.9 million, $486.9 million and $237.1 million, respectively, for the third quarter ended April 1, 2017, and $1.80 billion, $1.67 billion and $690.1 million, respectively, for the first nine months of fiscal 2017.

AVNET, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

	March 31,	July 1,
	2018	2017
	(Thousands)
Property, plant, and equipment, net, by geographic area:
Americas (1)	$270,972	$296,038
EMEA (2)	210,419	186,127
Asia/Pacific	39,531	37,410
Property, plant, and equipment, net	$520,922	$519,575

(1)Includes property, plant and equipment, net, of $265.6 million and $289.1 million as of March 31, 2018, and July 1, 2017, respectively, in the United States.

(2)Includes property, plant and equipment, net, of $105.4 million, $50.6 million and $44.2 million in Germany, UK and Belgium, respectively, as of March 31, 2018, and $85.6 million, $52.1 million and $39.8 million in Germany, UK and Belgium, respectively, as of July 1, 2017.

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

		Facility	Asset
	Severance	Exit Costs	Impairments	Other	Total
	(Thousands)
Fiscal 2018 restructuring expenses	$38,705	$270	$943	$164	$40,082
Cash payments	(31,302)	(26)	—	(165)	(31,493)
Non-cash amounts	—	—	(943)	—	(943)
Other, principally foreign currency translation	176	4	—	1	181
Balance at March 31, 2018	$7,579	$248	$—	$—	$7,827

Severance expense recorded in the first nine months of fiscal 2018 related to the reduction, or planned reduction of approximately 700 employees, primarily in executive management, operations, warehouse, sales and business support functions. Facility exit costs primarily consist of liabilities for remaining lease obligations for exited facilities. Asset impairments relate to the impairment of property, plant and equipment as a result of the underlying restructuring activities. Other restructuring costs related primarily to other miscellaneous restructuring and exit costs. Of the $40.1 million in restructuring expenses recorded during the first nine months of fiscal 2018, $33.5 million related to EC, $4.8 million related to PF and $1.8 million related to corporate executive and business support functions. The Company expects the majority of the remaining amounts to be paid by the end of fiscal 2018.

AVNET, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

Fiscal 2017

During fiscal 2017, the Company incurred restructuring expenses related to various restructuring actions intended to achieve planned synergies from acquired businesses and to reduce future operating expenses. The following table presents the activity during the first nine months of fiscal 2018 related to the remaining restructuring liabilities from continuing operations established during fiscal 2017:

		Facility
	Severance	Exit Costs	Total
	(Thousands)
Balance at July 1, 2017	$12,186	$76	$12,262
Cash payments	(10,670)	(77)	(10,747)
Changes in estimates, net	(606)	—	(606)
Non-cash amounts	—	—	—
Other, principally foreign currency translation	250	1	251
Balance at March 31, 2018	$1,160	$—	$1,160

The Company expects the majority of the remaining amounts to be paid by the end of fiscal 2018.

Item 2.Management’s Discussion and Analysis of Financial Condition and Results of Operations

For a description of the Company’s critical accounting policies and an understanding of the significant factors that influenced the Company’s performance during the quarter and nine months ended March 31, 2018, this Management’s Discussion and Analysis of Financial Condition and Results of Operations (“MD&A”) should be read in conjunction with the consolidated financial statements, including the related notes, appearing in Item 1 of this Quarterly Report on Form 10-Q, as well as the Company’s Annual Report on Form 10-K for the fiscal year ended July 1, 2017.

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

•

Operating income excluding (i) restructuring, integration and other expenses (see Restructuring, Integration and Other Expenses in this MD&A), (ii) goodwill impairment expense and (iii) amortization of acquired intangible assets and other. Operating income excluding such amounts is referred to as “adjusted operating income.”

The reconciliation of operating income (loss) to adjusted operating income is presented in the following table:

	Third Quarters Ended		Nine Months Ended
	March 31,	April 1,	March 31,	April 1,
	2018	2017	2018	2017
	(Thousands)
Operating (loss) income	$(54,401)	$114,283	$102,572	$368,027
Restructuring, integration and other expenses	25,120	35,513	108,277	95,382
Goodwill impairment expense	181,440	—	181,440	—
Amortization of acquired intangible assets and other	22,725	22,497	70,187	34,704
Adjusted operating income	$174,884	$172,293	$462,476	$498,113

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

OVERVIEW

Organization

Avnet, Inc., founded in 1921 and incorporated in New York in 1955, together with its consolidated subsidiaries (the “Company” or “Avnet”), is a global value-added distributor of electronic components that supports customers at each stage of a product’s lifecycle. Avnet creates a vital link in the technology supply chain that connects the world’s leading electronic component manufacturers with a global customer base primarily comprised of original equipment manufacturers, electronic manufacturing services providers and original design manufacturers. Avnet distributes electronic components, as received from its suppliers or through a customized integrated solution, and offers assembly, design, supply chain and other value-added services.

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

Results of Operations

Executive Summary

Sales for the third quarter of fiscal 2018 were $4.80 billion, an increase of 8.0% from sales for the third quarter of fiscal 2017 of $4.44 billion. The increase in sales was due to the increased sales in PF and the EMEA and Asia regions of EC, offset by sales declines in the EC Americas region. Sales in constant currency increased year over year by 2.4% with both EC and PF contributing to the increase.

Gross profit margin for the third quarter of fiscal 2018 decreased 55 basis points compared to the third quarter of fiscal 2017. EC gross profit margin decreased year over year primarily due to supplier program changes, and a higher percentage of sales coming from the lower-margin Asia region. PF gross profit margin decreased year over year primarily driven by changes in product mix and the impact of foreign currency exchange rates.

Avnet operating loss margin was (1.1)% in the third quarter of fiscal 2018 as compared with 2.6% of operating income margin in the third quarter of fiscal 2017. Both periods included amortization and restructuring, integration and other expenses. The third quarter of fiscal 2018 also includes goodwill impairment expense. Excluding these expenses from both periods, adjusted operating income margin was 3.7% in the third quarter of fiscal 2018 as compared to 3.9% in the third quarter of fiscal 2017.

Sales

The following table presents reported and organic sales growth rates between fiscal 2018 and fiscal 2017 for the third quarters and first nine months of fiscal 2018.

	Third Quarter Ended March 31, 2018			Nine Months Ended March 31, 2018
			Organic			Organic
			Year-Year %			Year-Year %
		Organic	Change in		Organic	Change in
	As Reported	Year-Year	Constant	As Reported	Year-Year	Constant
	and Organic	% Change	Currency	and Organic	% Change	Currency
	(Dollars in thousands)
Avnet	$4,795,093	8.0%	2.4%	$13,977,672	5.8%	2.5%
Avnet by region
Americas	$1,276,426	(3.9)%	(3.9)%	$3,672,160	(7.9)%	(7.9)%
EMEA	1,812,334	12.2	(1.9)	5,011,336	12.8	3.5
Asia	1,706,333	14.0	12.8	5,294,176	10.6	10.6
Avnet by segment
EC	$4,404,115	7.7%	2.2%	$12,874,885	5.4%	2.3%
PF	390,978	11.4	3.5	1,102,787	10.4	5.8

The following table presents the reconciliation of reported sales to organic sales for the first nine months of fiscal 2017.

	Third Quarter
	Ended	Nine Months Ended
	As Reported	As
	and Organic	Reported		Organic Sales
	Fiscal 2017	Fiscal 2017	Acquisitions (1)	Fiscal 2017
	(Thousands)
Avnet	$4,441,896	$12,833,559	$378,352	$13,211,911
Avnet by region
Americas	$1,328,592	$3,831,706	$154,426	$3,986,132
EMEA	1,615,903	4,261,891	178,879	4,440,770
Asia	1,497,401	4,739,962	45,047	4,785,009
Avnet by segment
EC	$4,090,943	$12,213,389	$—	$12,213,389
PF	350,953	620,170	378,352	998,522

(1)	Includes PF acquired on October 17, 2016, which has operations in each Avnet region.

Sales for the third quarter of fiscal 2018 were $4.80 billion, an increase of 8.0%, or $353.2 million, from the prior year third quarter sales of $4.44 billion. Excluding the translation impact of changes in foreign currency exchange rates, sales increased 2.4% over the prior year third quarter with both operating groups contributing to this increase.

EC sales of $4.40 billion in the third quarter of fiscal 2018 increased $313.2 million or 7.7% from the prior year third quarter sales of $4.09 billion. This increase was primarily driven by increased sales in Asia due to organic growth and in EMEA primarily due to the benefit from the weakening of the U.S. Dollar, partially offset by declines in the Americas region due to supplier channel and program changes. PF sales for the third quarter of fiscal 2018 were $391.0 million, an increase of $40.0 million or 11.4% from the prior year third quarter sales of $351.0 million driven by growth in all three regions including the benefit from the weakening U.S. Dollar.

Sales for the first nine months of fiscal 2018 were $13.98 billion, an increase of 8.9%, or $1.14 billion, as compared to sales of $12.83 billion for the first nine months of fiscal 2017. This increase was primarily due to the acquisition of PF, which was acquired in the second quarter of fiscal 2017, and an overall increase in sales in EC as double-digit growth in the EMEA and Asia regions of EC offset a year to date decrease of 8.9% in the EC Americas region. Organic sales for the first nine months of 2018 increased $765.8 million, or 5.8%, compared to the first nine months of fiscal 2017 primarily due to double-digit sales growth in EMEA and Asia regions, offset by a decline of 7.9% in the Americas region.

Gross Profit and Gross Profit Margins

Gross profit for the third quarter of fiscal 2018 was $653.5 million, an increase of $23.6 million, or 3.7%, from the third quarter of fiscal 2017 gross profit of $630.0 million primarily driven by the increase in sales. Gross profit margin decreased 55 basis points to 13.6% from the third quarter of fiscal 2017, with both operating groups contributing to the decrease.

EC gross profit margin decreased year over year primarily due to supplier program changes and a sales mix shift to the lower-margin Asia region. Asia sales represented approximately 38% of the total EC sales in the third quarter of fiscal 2018 as compared with approximately 36% in the third quarter of fiscal 2017. PF gross profit margin decreased year over year primarily driven by customer mix and the impact of foreign currency exchange rates.

Gross profit and gross profit margins were $1.87 billion and 13.4%, respectively, for the first nine months of fiscal 2018 as compared with $1.74 billion and 13.5%, respectively, for the first nine months of fiscal 2017. Decreases in EC’s gross profit margin due to supplier program changes were partially offset by increases in gross profit margin due to the acquisition of PF, which occurred in the second quarter of fiscal 2017.

Selling, General and Administrative Expenses

Selling, general and administrative expenses (“SG&A expenses”) were $501.4 million in the third quarter of fiscal 2018, an increase of $21.2 million, or 4.4%, from the third quarter of fiscal 2017. The year-over-year increase in SG&A expenses was due to the impact of changes in foreign currency exchange rates, partially offset by decreases from restructuring actions taken in the trailing twelve months ended March 31, 2018.

Metrics that management monitors with respect to its operating expenses are SG&A expenses as a percentage of sales and as a percentage of gross profit. In the third quarter of fiscal 2018, SG&A expenses as a percentage of sales were 10.5% and as a percentage of gross profit were 76.7%, as compared with 10.8% and 76.2%, respectively, in the third quarter of fiscal 2017. The decrease in SG&A expenses as a percentage of sales was primarily due to sales growth year over year and the increase in SG&A expenses as a percentage of gross profit is due primarily to the decline in gross profit margin year over year.

SG&A expenses for the first nine months of fiscal 2018 were $1.48 billion, or 10.6% of sales, as compared with $1.28 billion, or 9.9% of sales, in the first nine months of fiscal 2017. SG&A expenses were 79.0% of gross profit in the first nine months of 2018 as compared with 73.3% in the first nine months of fiscal 2017. The year-over-year increase in SG&A expenses was primarily due to the acquisition of PF and the impact of supplier program changes on EC’s sales and gross profit.

Impairment Expenses

As of December 30, 2017, the $181.4 million in goodwill related to the Electronic Components Americas core reporting unit (the “Americas”) primarily represented goodwill allocated from the acquisitions of Bell Micro, G2 and Round 2, all of which occurred prior to fiscal 2011. The allocation of goodwill to the Americas represented the expected synergies the Americas would realize from these historical acquisitions. Once goodwill has been assigned to a reporting unit, for accounting purposes, the goodwill is no longer directly associated with the underlying acquisitions that the goodwill originated from, but rather the reporting unit to which it has been allocated.

As a result of the interim impairment testing and related fair value estimate of the Americas as of the third quarter of fiscal 2018, the Company impaired all of the goodwill in the Americas and recorded $181.4 million of goodwill impairment expense in the third quarter of fiscal 2018. See Note 4 “Goodwill and long-lived assets” to the Company’s consolidated financial statements included in this Quarterly Report on Form 10-Q.

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

The Company recorded restructuring, integration and other expenses of $25.1 million during the third quarter of fiscal 2018. The Company recorded $5.9 million of restructuring costs in the third quarter of fiscal 2018 in order to realize approximately $7.2 million in expected annualized operating cost savings once such restructuring actions initiated before the end of the third quarter of fiscal 2018 are completed. During the third quarter of fiscal 2018, the Company incurred integration costs of $2.5 million, accelerated depreciation of $13.1 million, other costs of $3.2 million and an expense of $0.4 million for changes in estimates for costs associated with prior year restructuring actions. The after tax impact of restructuring, integration and other expenses were $19.4 million and $0.16 per share on a diluted basis.

During the first nine months of fiscal 2018, the Company incurred restructuring costs of $40.1 million, integration costs of $18.8 million, accelerated depreciation of $46.4 million, other costs of $3.9 million and reversals of $0.9 million for changes in estimates for costs associated with prior year restructuring actions. The after tax impact of restructuring, integration and other expenses for the first nine months of fiscal 2018 was $76.7 million and $0.63 per share on a diluted basis.

Comparatively, in the third quarter of fiscal 2017, restructuring, integration and other expenses from continuing operations were $35.5 million. The after tax impact of restructuring, integration, and other expenses was $23.1 million and $0.18 per share on a diluted basis.

In the first nine months of fiscal 2017, restructuring, integration and other expenses from continuing operations was $95.4 million. The after tax impact of restructuring, integration and other expenses for the first nine months of fiscal 2017 was $66.3 million and $0.52 per share on a diluted basis.

See Note 14 “Restructuring expenses” to the Company’s consolidated financial statements included in this Quarterly Report on Form 10-Q.

Operating Income (Loss)

Operating loss for the third quarter of fiscal 2018 was $(54.4) million, a decrease of $168.7 million, or 147.6%, from the third quarter of fiscal 2017 operating income of $114.3 million. The year over year decrease in operating income was primarily driven by goodwill impairment expense, partially offset by improvements at PF and EC. Adjusted operating income for the third quarter of fiscal 2018 was $174.9 million, an increase of $2.6 million, or 1.5%, from the third quarter of fiscal 2017.

EC operating income margin decreased 25 basis points year over year to 3.6% due primarily to supplier program changes partially offset by cost reductions from restructuring actions. PF operating income margin decreased 14 basis points year over year to 11.4% due primarily to a decline in gross profit margins partially offset by the realization of post-acquisition cost synergies.

Operating income for the first nine months of fiscal 2018 was $102.6 million, or 0.7% of consolidated sales, as compared with operating income of $368.0 million, or 2.9% in the first nine months of 2017 primarily driven by declines in EC partially offset by the acquisition of PF.

Interest Expense and Other Income (Expense), Net

Interest expense in the third quarter of fiscal 2018 was $26.0 million, a decrease of $1.5 million or 5.4%, as compared with interest expense of $27.5 million in the third quarter of fiscal 2017. Interest expense in the first nine months of fiscal 2018 was $75.7 million, a decrease of $5.8 million or 7.1%, as compared with interest expense of $81.5 million in the first nine months of fiscal 2017.  The decrease in interest expense in the third quarter and first nine months of fiscal 2018 compared to the third quarter and first nine months of fiscal 2017 was primarily related to the impact of the Company’s repayment of its outstanding term loans and borrowings on its revolving credit facilities, which were used to help fund the PF acquisition.

During the third quarter of fiscal 2018, the Company had $8.4 million of other income, net, as compared with $19.4 million of other income, net, in the third quarter of fiscal 2017. During the first nine months of fiscal 2018, the Company had  $24.7 million of other income, net, as compared with $30.8 million of other expense, net, in the first nine months of fiscal 2017. In the third quarter and first nine months of fiscal 2018, the Company had foreign currency gains primarily due to the weakening of the U.S. Dollar. In the third quarter of fiscal 2017, the Company had other income due to unrealized gains on marketable securities obtained through the sale of TS. In the first nine months of fiscal 2017, the Company incurred additional financing and economic foreign currency hedging costs associated with the PF acquisition, partially offset by unrealized gains on marketable securities.

Income Tax Expense

The Company’s effective tax rate on its loss before income taxes from continuing operations was (338.0)% in the third quarter of fiscal 2018. During the third quarter of fiscal 2018, the Company’s effective tax rate was unfavorably impacted primarily by (i) the provisional transition tax expense estimate recorded under the requirements of the Act discussed in Note 8 and (ii) the goodwill impairment discussed in Note 4, which was not tax deductible, partially offset primarily by (i) the mix of income in lower tax jurisdictions and (ii) the release of reserves due to the expiration of the statute of limitations in various jurisdictions.

During the third quarter of fiscal 2017, the Company’s effective tax rate of 15.3% was favorably impacted primarily by (i) the mix of income in lower tax jurisdictions and (ii) the release of reserves and other discrete tax benefits.

For the first nine months of fiscal 2018 the Company’s effective tax rate on its income before income taxes from continuing operations was 489.2%. The effective tax rate for the first nine months of fiscal 2018 was unfavorably impacted primarily by (i) the provisional transition tax expense recorded under the requirements of the Act, (ii) the goodwill impairment, which was not tax deductible, and (iii) the tax expense created from remeasuring net deferred tax assets as a result of applying the requirements of the Act, partially offset primarily by (i) the mix of income in lower tax jurisdictions and (ii) the release of reserves.

During the first nine months of fiscal 2017, the Company’s effective tax rate of 25.7% was favorably impacted primarily by (i) the mix of income in lower tax jurisdictions, partially offset by (ii) net increases to valuation allowances against deferred tax assets that were deemed unrealizable and (iii) the impact of non-deductible acquisition related expenses.

See Note 8 “Income taxes” to the Company’s consolidated financial statements included in this Quarterly Report on Form 10-Q for further information including discussion of the provisional transition tax expense estimate recorded under the requirements of the Act in the third quarter of fiscal 2018.

Income (Loss) from Discontinued Operations

Loss from discontinued operations was $(4.5) million and $(14.4) million in the third quarter and the first nine months of fiscal 2018, respectively, primarily as a result of settlement losses associated with the Company’s pension plan due to former TS business employees requesting and receiving distributions from the Company’s pension plan during fiscal 2018. Refer to Note 9, “Pension Plan,” for further information on the pension settlement losses.

Income from discontinued operations was $181.9 million and $253.8 million in the third quarter and the first nine months of fiscal 2017, respectively, due to the operating results of the TS business, which was sold in the third quarter of fiscal 2017. Included in the income from discontinued operations in the third quarter and first nine months of fiscal 2017, was $217.1 million for the estimated gain on sale of TS, net of taxes.

See Note 3, “Discontinued operations” to the Company’s consolidated financial statements included in this Quarterly Report on Form 10-Q for additional information and detail on the financial results of discontinued operations.

Net Income (Loss)

As a result of the factors described in the preceding sections of this MD&A, the Company’s net loss for the third quarter of fiscal 2018 was $(320.1) million, or $(2.68) per share on a diluted basis, as compared with $271.8 million of net income, or $2.10 per share on a diluted basis, in the third quarter of fiscal 2017.

As a result of the factors described in the preceding sections of this MD&A, the Company’s net loss for the first nine months of fiscal 2018 was $(215.0) million, or $(1.78) per share on a diluted basis, as compared with $443.8 million of net income, or $3.41 per share on a diluted basis, in the first nine months of fiscal 2017.

LIQUIDITY AND CAPITAL RESOURCES

Cash Flow

Cash Flow from Operating Activities

During the first nine months of fiscal 2018, the Company generated $17.9 million of cash from its operating activities compared to $184.6 million of cash used in the first nine months of fiscal 2017. These operating cash flows were comprised of: (i) cash flow generated from net income from continuing operations, adjusted for the impact of non-cash and other items, which includes depreciation and amortization expenses, deferred income taxes, stock-based compensation expense and other non-cash items (including provisions for doubtful accounts and net periodic pension costs), (ii) cash flows used for, or generated from, working capital and other, excluding cash and cash equivalents, and (iii) operating cash flows used for, or generated from, the TS business, which is classified as a discontinued operation. Cash used for working capital and other was $121.5 million during the first nine months of fiscal 2018, including increases in inventories of $337.9 million and accounts receivable of $98.1 million. The Company utilized cash to invest in inventory levels primarily as a result of a strong book to bill and lengthening product lead times. The increase in cash used for inventories and accounts receivable, was partially offset by increases in accounts payable of $180.7 million and accrued expenses and other of $133.8 million. Comparatively, cash used for working capital and other was $184.4 million during the first nine months of fiscal 2017, including an increase in accounts receivable of $335.6 million and a decrease in accrued expenses and other of $21.0 million, partially offset by a decrease in inventories of $86.1 million and an increase in accounts payable of $86.1 million.

Cash used for operating activities of discontinued operations was $325.1 million in the first nine months of fiscal 2017 as the sale of the TS business was completed in the third quarter of fiscal 2017.

Cash Flow from Financing Activities

During the first nine months of fiscal 2018, the Company made net repayments of $47.0 million under the Company’s accounts receivable securitization program. Additionally, the Company repaid $44.3 million from borrowings of various bank credit facilities and $100.0 million under the Company’s Credit Facility. During the first nine months of fiscal 2018, the Company paid dividends on common stock of $66.2 million and repurchased $209.5 million of common stock.

During the first nine months of fiscal 2017, the Company received net proceeds of $296.4 million as a result of the issuance of $300.0 million of 3.75% Notes due December 2021. Additionally, the Company received net proceeds of $530.8 million under the Term Loan. During the first nine months of fiscal 2017, the Company repaid $530.8 million of notes and acquired debt, $512.0 million from borrowings under the Term Loan, $150.0 million under the Company’s Credit Facility and made net repayments of $492.0 million under the Company’s accounts receivable securitization program. During the first nine months of fiscal 2017, the Company paid dividends on common stock of $66.5 million and repurchased $124.6 million of common stock.

Cash Flow from Investing Activities

During the first nine months of fiscal 2018, the Company used $112.2 million for capital expenditures primarily related to information system development costs, computer hardware and software purchases and facilities costs compared to $108.0 million for capital expenditures in the first nine months of fiscal 2017. During the first nine months of fiscal 2018, the Company used $18.6 million of cash for acquisitions, which is net of the cash acquired compared to $801.2 million of cash for acquisitions, which is net of the cash acquired in the first nine months of fiscal 2017. Additionally, with the sale of the TS business, the Company received $2.24 billion of proceeds from the sale of TS business, net of cash divested, which is reflected as an investing activity from discontinued operations.

During the first nine months of fiscal 2018, the Company generated $153.9 million of cash from investing activities – discontinued operations as a result of the sale of marketable securities obtained through the sale of the TS business.

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

Financing Transactions

See Note 5, “Debt” to the Company’s consolidated financial statements included in this Quarterly Report on Form 10-Q for additional information on financing transactions including the Credit Facility, the Program, and other outstanding debt as of March 31, 2018. The Company was in compliance with all covenants under the Credit Facility and the Program as of March 31, 2018.

The Company has various lines of credit and other forms of bank debt in the U.S. and various foreign locations to fund the short-term working capital, foreign exchange, overdraft and letter of credit needs of its wholly owned subsidiaries. Avnet generally guarantees its subsidiaries’ obligations under such debt facilities. Outstanding borrowings under such forms of debt at the end of third quarter of fiscal 2018 was $7.5 million.

Liquidity

The Company held cash and cash equivalents of $430.1  million as of March 31, 2018, of which $396.3  million was held outside the United States. As of July 1, 2017, the Company held cash and cash equivalents of $836.4 million, of which $619.5 million was held outside of the United States.

As of the end of the third quarter of fiscal 2018, the Company had a combined total borrowing capacity of $1.65 billion under the Credit Facility and the Program. There were no borrowings outstanding and $2.0 million in letters of credit issued under the Credit Facility and $95.0 million in borrowings outstanding under the Program, resulting in approximately $1.55 billion of total availability as of March 31, 2018. Availability under the Program is subject to the Company having sufficient eligible trade accounts receivable to support desired borrowings. The Company currently expects to utilize availability under credit facilities to support working capital and other general corporate purposes to the extent such incremental borrowings do not impact the Company’s investment grade credit rating. During the third quarter and first nine months of fiscal 2018, the Company had an average daily balance outstanding of approximately $0.6 million and $3.0 million, respectively, under the Credit Facility and approximately $298.0 million and $230.0 million, respectively, under the Program. During the third quarter and first nine months of fiscal 2017, the Company had an average daily balance outstanding of approximately $516.0 million and $596.5 million, respectively, under the Credit Facility and approximately $437.0 million and $592.0 million, respectively, under the Program.

During periods of weakening demand in the electronic components industry, the Company typically generates cash from operating activities. Conversely, the Company is more likely to use operating cash flows for working capital requirements during periods of higher growth. The Company used $98.5 million in cash flows from operating activities over the trailing four fiscal quarters ended March 31, 2018 for continuing operations.

Liquidity is subject to many factors, such as normal business operations as well as general economic, financial, competitive, legislative, and regulatory factors that are beyond the Company’s control. As a result of tax law changes created from the Act, the Company repatriated approximately $248 million of foreign cash to the United States at the end of the third quarter of fiscal 2018, which was used to repay outstanding revolving debt facilities. To the extent the cash balances held in foreign locations cannot be remitted back to the U.S. in a tax efficient manner, those cash balances are generally used for ongoing working capital, capital expenditure needs and to support acquisitions, and are currently expected to be permanently reinvested outside the United States. The Company is still evaluating the impact of repatriating any additional foreign cash as a result of the Act. In addition, local government regulations may restrict the Company’s ability to move funds among various locations under certain circumstances. Management does not believe such restrictions would limit the Company’s ability to pursue its intended business strategy. Management believes that Avnet’s available borrowing capacity, its current cash on hand including the remaining proceeds and marketable securities from the sale of the TS business and the Company’s expected ability to generate operating cash flows in the future will be sufficient to meet its future liquidity needs. The Company also may issue debt or equity securities in the future and management believes the Company will have adequate access to the capital markets, if needed.

Historically the Company has made, and expects to continue to make, strategic investments through acquisition activity to the extent the investments strengthen Avnet’s competitive position, further its business strategies and meet management’s return on capital thresholds. The Company also expects to make capital expenditures, including expenditures for ERP systems. Additionally, as the Company integrates PF and restructures to transform Avnet into an electronic components focused business, the Company expects to use cash for restructuring, integration and other expenses.

In addition to continuing to make investments in acquisitions, as of March 31, 2018, the Company may repurchase up to an aggregate of $389.6 million of shares of the Company’s common stock through a $1.95 billion share repurchase program approved by the Board of Directors. The Company may repurchase stock from time to time at the discretion of management, subject to strategic considerations, market conditions and other factors. The Company may terminate or limit the share repurchase program at any time without prior notice. The timing and actual number of shares repurchased will depend on a variety of factors such as share price, corporate and regulatory requirements, and prevailing market conditions. Additionally, the Company currently expects to pay quarterly cash dividends on shares of its common stock, subject to approval of the Board of Directors. During the third quarter of fiscal 2018, the Board of Directors approved a dividend of $0.19 per share, which resulted in $22.6 million of dividend payments during the quarter.

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

See Liquidity and Capital Resources — Financing Transactions appearing in Item 2 of this Quarterly Report on Form 10-Q for further discussion of the Company’s financing transactions and capital structure. As of March 31, 2018,  94% of the Company’s debt bears interest at a fixed rate and 6% of the Company’s debt bears interest at variable rates. Therefore, a hypothetical 1.0% (100 basis points) increase in interest rates would result in a $0.3 million decrease in income from continuing operations before income taxes in the Company’s consolidated statement of operations for the third quarter of fiscal 2018.

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

During the third quarter of fiscal 2018, there were no changes to the Company’s internal control over financial reporting (as defined in Rule 13a-15(f) of the Exchange Act) that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

•	risks relating to acquisitions, divestitures and investments;

•	adverse effects on the Company’s supply chain, shipping costs, third-party service providers, customers and suppliers, including as a result of issues caused by natural and weather-related disasters;

•	risks related to cyber-attacks and the Company’s information systems, including related to current or future implementations;

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

The discussion of Avnet’s business and operations should be read together with the risk factors contained in Item 1A of its Annual Report on Form 10-K for the fiscal year ended July 1, 2017, which describe various risks and uncertainties to which the Company is or may become subject. These risks and uncertainties have the potential to affect Avnet’s business, financial condition, results of operations, cash flows, strategies or prospects in a material and adverse manner. As of March 31, 2018, there have been no material changes to the risk factors set forth in the Company’s Annual Report on Form 10-K for the fiscal year ended July 1, 2017.

Item 2.Unregistered Sales of Equity Securities and Use of Proceeds

The Company’s Board of Directors has approved the repurchase of up to $1.95 billion of the Company’s common stock under the Company’s share repurchase program. The following table includes the Company’s monthly purchases of the Company’s common stock during the third quarter of fiscal 2018, under the share repurchase program, which is part of a publicly announced plan.

			Total Number of	Approximate Dollar
	Total	Average	Shares Purchased	Value of Shares That
	Number	Price	as Part of Publicly	May Yet Be
	of Shares	Paid per	Announced Plans	Purchased under the
Period	Purchased	Share	or Programs	Plans or Programs
January	165,445	$40.94	165,445	$452,859,000
February	790,000	$41.07	790,000	$420,414,000
March	710,009	$43.41	710,009	$389,595,000

Item 6.Exhibits

Exhibit
Number	Exhibit

31.1*	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2*	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1**	Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2**	Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS*	XBRL Instance Document.

101.SCH*	XBRL Taxonomy Extension Schema Document.

101.DEF*	XBRL Taxonomy Extension Definition Linkbase Document.

101.CAL*	XBRL Taxonomy Extension Calculation Linkbase Document.

101.LAB*	XBRL Taxonomy Extension Label Linkbase Document.

101.PRE*	XBRL Taxonomy Extension Presentation Linkbase Document.

*	Filed herewith.
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

AVNET, INC. (Registrant)

By:	/s/ THOMAS LIGUORI
Thomas Liguori
Chief Financial Officer

Date: May 1, 2018