Form 10-K
period 2018-06-30
AVNET INC
filed 2018-08-17
CIK 8858

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-K

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended June 30, 2018

or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                      to

Commission file number 1-4224

Avnet, Inc.

(Exact name of registrant as specified in its charter)

New York (State or other jurisdiction of incorporation or organization)	11-1890605 (I.R.S. Employer Identification No.)

2211 South 47th Street, Phoenix, Arizona (Address of principal executive offices)	85034 (Zip Code)

Registrant’s telephone number, including area code (480) 643-2000

Securities registered pursuant to Section 12(b) of the Act:

Title of Each Class	Name of Each Exchange on Which Registered
Common Stock	The Nasdaq Global Select Market

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

The aggregate market value (approximate) of the registrant’s common equity held by non-affiliates based on the closing price of a share of the registrant’s common stock for New York Stock Exchange composite transactions on December 29, 2017 (the last business day of the registrant’s most recently completed second fiscal quarter) was $4,696,819,462.

As of July 27, 2018, the total number of shares outstanding of the registrant’s Common Stock was 115,761,361 shares, net of treasury shares.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the registrant’s definitive proxy statement (to be filed pursuant to Reg. 14A) relating to the Annual Meeting of Shareholders anticipated to be held on November 16, 2018, are incorporated herein by reference in Part III of this Report.

PART I

Item 1. Business

Avnet, Inc. (the “Company” or “Avnet”), is a global technology solutions company with an extensive ecosystem delivering design, product, marketing and supply chain expertise for customers at every stage of the product lifecycle. Avnet transforms ideas into intelligent solutions, reducing the time, cost and complexities of bringing products to market around the world. Founded in 1921 and incorporated in New York in 1955, the Company works with over 1,400 technology suppliers to serve 2.1 million customers in more than 140 countries.

For nearly a century, Avnet has helped its customers and suppliers realize the transformative possibilities of technology while continuously expanding the breadth and depth of its capabilities. Today, as technologies like the Internet of Things (“IoT”) continue to increase the complexity in product development, Avnet is once again redefining itself by offering everything customers need to bring their product to life through one partner. Most recently Avnet significantly enhanced its expertise in design, supply chain and logistics by acquiring the capabilities to better serve customers in the earlier stages of product development—encompassing research, prototyping and manufacturing—through the purchase of Premier Farnell (fiscal 2017), Hackster.io (fiscal 2017) and Dragon Innovation (fiscal 2018). Avnet’s ecosystem is designed to match its customers’ needs along their entire product development journey, providing both end-to-end and à la carte support options, as well as digital tools, to meet varying needs and buying preferences.

The Company operates in 125 locations spanning the Americas, Europe, Middle East and Africa (“EMEA”) and Asia/Pacific (“Asia”) regions. Because Avnet supports every stage of the product lifecycle, it serves a wide range of customers: from startups and mid-sized businesses to enterprise-level original equipment manufacturers (“OEMs”), electronic manufacturing services (“EMS”) providers and original design manufacturers (“ODMs”). Avnet works with customers of every size, in every corner of the world, to guide today’s ideas into tomorrow’s technology.

Organizational Structure

Avnet has two primary operating groups — Electronic Components (“EC”) and Premier Farnell (“PF”). Both operating groups have operations in each of the three major economic regions of the world: the Americas, EMEA and Asia. Each operating group has its own management team that includes senior executives and leadership both at the global and regional levels, who manage various functions within such businesses. Each operating group also has distinct financial reporting that is evaluated at the executive level on which operating decisions and strategic planning and resource allocation for the Company as a whole are made. Divisions (“business units”) exist within each operating group that serve primarily as sales and marketing units to further streamline the sales efforts within each operating group and enhance each operating group’s ability to work with its customers and suppliers, generally along more specific product lines or geographies. However, each business unit relies heavily on the support services provided by the operating groups as well as centralized support at the corporate level.

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

Electronic Components

Avnet’s EC operating group primarily supports high-volume customers. It markets, sells and provides value-added design and supply chain capabilities for semiconductors, electronic components (including interconnect, passive and electromechanical, or “IP&E,” devices) and other integrated components from the world’s leading electronic component manufacturers.

EC serves a variety of markets ranging from automotive to medical to defense and aerospace. It offers an array of customer support options throughout the entire product lifecycle, including both turnkey and customized design, new product introduction, production, supply chain, logistics and post-sales services.

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

Supply Chain Solutions

EC’s supply chain solutions provide support and logistical services to OEMs, EMS providers and electronic component manufacturers, enabling them to optimize supply chains on a local, regional or global basis. By combining internal competencies in global warehousing and logistics, finance, information technology and asset management with its global footprint and extensive partner relationships, EC’s supply chain solutions provide for a deeper level of engagement with its customers. These customers can manage their supply chains to meet the demands of a competitive global environment without a commensurate investment in physical assets, systems and personnel. With supply chain planning tools and a variety of inventory management solutions, EC provides solutions that meet a customer’s just-in-time requirements and minimize risk in a variety of scenarios including lean manufacturing, demand flow and outsourcing.

Avnet Integrated

EC provides integrated solutions including technical design, integration and assembly of embedded products, systems and solutions primarily for industrial applications. EC also provides integrated solutions for intelligent embedded and innovative display solutions, including touch and passive displays. In addition, EC develops and produces standard board and industrial subsystems and application-specific devices that enable it to produce specialized systems tailored to specific customer requirements. EC serves OEMs that require embedded systems and solutions, including engineering, product prototyping, integration and other value-added services in the medical, telecommunications, industrial and digital editing markets.

Premier Farnell

Avnet’s Premier Farnell (“PF”) operating group supports primarily low-volume customers that need electronic components quickly to develop, prototype and test their products. It distributes a comprehensive portfolio of kits, tools, electronic components and industrial automation components to both engineers and entrepreneurs. PF brings the latest products, services and development trends all together in element14, an industry-leading online community where engineers collaborate to solve one another’s design challenges. In element14, members get consolidated information on new technologies as well as access to experts and products. Members can see what other engineers are working on, learn from online training and get the help they need to optimize their own designs.

Acquisitions

Avnet has historically pursued business acquisitions to further its strategic objectives and support key business initiatives, completing 100 acquisitions since 1991. This acquisition program was a significant factor in Avnet becoming one of the largest value-added distributors of electronic components including integrated products and solutions. Avnet expects to continue to pursue strategic acquisitions to expand its ecosystem, market presence, increase its scale and scope, and extend its product and service offerings throughout all stages of the technology product lifecycle.

Discontinued Operations

In fiscal 2017, the Company sold the Technology Solutions (“TS”) business, which was historically a reportable operating segment. With the sale of the TS business, the Company is focused on providing design and supply chain solutions specific to the electronic components industry.

See Note 3 to the Company’s consolidated financial statements included in Item 15 of this Annual Report on Form 10-K for further discussion on the sale of the TS business.

Major Products

One of Avnet’s competitive strengths is the breadth and quality of the suppliers whose products it distributes. Texas Instruments products accounted for approximately 11% of the Company’s consolidated sales from continuing operations during fiscal 2018, 2017 and 2016, and was the only supplier from which sales of its products exceeded 10% of consolidated sales. Listed in the table below are the major product categories and the Company’s approximate sales of each during the past three fiscal years. Fiscal 2016 contained 53 weeks compared to 52 weeks in the other fiscal years presented.

	Years Ended
	June 30,	July 1,	July 2,
	2018	2017	2016
	(Millions)
Semiconductors	$14,890.9	$13,537.9	$13,978.0
Interconnect, passive & electromechanical (IP&E)	3,468.4	2,909.2	2,098.7
Computers	461.9	504.2	222.7
Other	215.7	488.7	441.2
Sales	$19,036.9	$17,440.0	$16,740.6

Competition & Markets

The electronic components industry continues to be extremely competitive. The Company’s major competitors include: Arrow Electronics, Inc., Future Electronics, World Peace Group, Mouser Electronics and Digi-Key Electronics. There are also certain smaller, specialized competitors who generally focus on narrower regions, markets, products or particular sectors. As a result of these factors, Avnet must remain competitive in its pricing of products.

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

Seasonality

Historically, Avnet’s business and continuing operations has not been materially impacted by seasonality, with the exception of an impact on consolidated results from shifts in regional sales trends from Asia in the first half of a fiscal year to the Americas and EMEA regions in the second half of a fiscal year.

Number of Employees

At June 30, 2018, Avnet had approximately 15,400 employees compared to 15,700 employees at July 1, 2017, and 17,700 at July 2, 2016.

Available Information

The Company files its annual report on Form 10-K, quarterly reports on Form 10-Q, Current Reports on Form 8-K, proxy statements and other documents with the U.S. Securities and Exchange Commission (“SEC”) under the Securities Exchange Act of 1934. A copy of any document the Company files with the SEC is available for review at the SEC’s public reference room, 100 F Street, N.E., Washington, D.C. 20549. The public may obtain information on the public reference room by calling the SEC at 1-800-SEC-0330. The Company’s SEC filings are also available to the public on the SEC’s website at http://www.sec.gov and through The Nasdaq Global Select Market (“Nasdaq”), 165 Broadway, New York, New York 10006, on which the Company’s common stock is listed.

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

Avnet Website

In addition to the information about the Company contained in this Report, extensive information about the Company can be found at http://www.avnet.com, including information about its management team, products and services and corporate governance practices.

The corporate governance information on the Company website includes the Company’s Corporate Governance Guidelines, the Code of Conduct and the charters for each of the committees of its Board of Directors. In addition, amendments to the Code of Conduct, committee charters and waivers granted to directors and executive officers under the Code of Conduct, if any, will be posted in this area of the website. These documents can be accessed at http://www.avnet.com under the “Company — Investor Relations — Documents & Charters” caption. Printed versions of the Corporate Governance Guidelines, Code of Conduct and charters of the Board committees can be obtained, free of charge, by writing to the Company at the address listed above in “Available Information.”

In addition, the Company’s Annual Report on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K and amendments to those reports, if any, filed or furnished pursuant to Section 13(a) or 15(d) of Securities Exchange Act of 1934, as well as Section 16 filings made by any of the Company’s executive officers or directors with respect to the Company’s common stock, are available on the Company’s website (http://www.avnet.com under the “Company — Investor Relations — SEC Filings” caption) as soon as reasonably practicable after the report is electronically filed with, or furnished to, the Securities and Exchange Commission.

These details about the Company’s website and its content are only for information. The contents of the Company’s website are not, nor shall they be deemed to be, incorporated by reference in this Report.

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

Changes in customer needs and consumption models may cause a decline in the Company’s billings, which would have a negative impact on the Company’s financial results. While the Company attempts to identify changes in market conditions as soon as possible, the dynamics of these industries make prediction of, and timely reaction to such changes difficult. Future downturns in the semiconductor and embedded solutions industries could adversely affect the Company’s operating results and negatively impact the Company’s ability to maintain its current profitability levels. In addition, the semiconductor industry has historically experienced periodic fluctuations in product supply and demand, often associated with changes in economic conditions, technology and manufacturing capacity. During fiscal years 2018, 2017, and 2016, sales of semiconductors represented approximately 78%, 78%, and 83% of the Company's consolidated sales, respectively, and the Company’s sales closely follow the strength or weakness of the semiconductor industry.

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

Failure to maintain or develop new relationships with key suppliers could adversely affect the Company’s sales.

One of the Company’s competitive strengths is the breadth and quality of the suppliers whose products the Company distributes. However, billings of products and services from one of the Company’s suppliers, Texas Instruments (“TI”), accounted for approximately 11% of the Company’s consolidated billings in fiscal 2018. Management expects TI’s products and services to continue to account for roughly a similar percentage of the Company’s consolidated billings in fiscal 2019. The Company’s contracts with its suppliers vary in duration and are generally terminable by either party at will upon notice. To the extent any primary suppliers terminate or significantly reduce their volume of business with the

Company in the future, because of a product shortage, an unwillingness to do business with the Company, changes in strategy or otherwise, the Company’s business and relationships with its customers could be negatively affected because its customers depend on the Company’s distribution of technology hardware and software from the industry’s leading suppliers. In addition, suppliers’ strategy shifts or performance issues may negatively affect the Company’s financial results. The competitive landscape has also experienced a consolidation among suppliers, which could negatively impact the Company’s profitability and customer base. Further, to the extent that any of the Company’s key suppliers modify the terms of their contracts including, without limitation, the terms regarding price protection, rights of return, rebates or other terms that protect or enhance the Company’s gross margins, it could negatively affect the Company’s results of operations, financial condition or liquidity.

The Company’s non-U.S. locations represent a significant portion of its sales and, consequently, the Company is exposed to risks associated with operating internationally that could adversely affect the Company’s operating results.

During fiscal 2018, 2017 and 2016 approximately 76%, 72% and 73%, respectively, of the Company’s sales came from its operations outside the United States. As a result of the Company’s international operations, in particular those in emerging and developing economies, the Company’s operations are subject to a variety of risks that are specific to international operations, including, but not limited to, the following:

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

•	adoption or expansion of trade restrictions, including new and higher duties, tariffs, surcharges, or other import/export controls, unilaterally or bilaterally;
•	complex and changing tax laws and regulations;
•	regulatory requirements and prohibitions that differ between jurisdictions;
•	economic and political instability (including the uncertainty caused by the United Kingdom’s exit from the European Union), terrorism and potential military conflicts or civilian unrest;
•	fluctuations in freight costs, limitations on shipping and receiving capacity, and other disruptions in the transportation and shipping infrastructure;
•	natural disasters and health concerns;
•	differing environmental regulations and employment practices and labor issues; and
•	the risk of non-compliance with local laws.

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

The Company transacts sales, pays expenses, owns assets and incurs liabilities in countries using currencies other than the U.S. Dollar. Because the Company’s consolidated financial statements are presented in U.S. Dollars, the Company must translate sales, income and expenses, as well as assets and liabilities, into U.S. Dollars at exchange rates in effect during each reporting period. Therefore, increases or decreases in the exchange rates between the U.S. Dollar and other currencies affect the Company’s reported amounts of sales, operating income, assets and liabilities denominated in foreign currencies. In addition, unexpected and dramatic changes in foreign currency exchange rates may negatively affect the Company’s earnings from those markets. While the Company may use derivative financial instruments to further reduce its net exposure to foreign currency exchange rate fluctuations, there can be no assurance that fluctuations in foreign currency exchange rates will not materially affect the Company’s financial results. Further, foreign currency instability and disruptions in the credit and capital markets may increase credit risks for some of the Company’s customers and may impair its customers’ ability to repay existing obligations.

Recently, the U.S. government imposed new or higher tariffs on certain products imported into the U.S., which have increased the costs of procuring certain products the Company purchases from its suppliers. The higher tariffs, along with any additional tariffs or trade restrictions that may be implemented by the U.S. or by other countries on U.S. goods in the future, may  result in further increased costs and other related expenses. While the Company intends to reflect such increased costs in its selling prices, such price increases may impact the Company’s sales and customer demand for certain products. In addition, increased operational expenses incurred in minimizing the number of products subject to the tariffs could adversely affect the operating profits for certain of its business units. Neither such U.S. tariffs nor any retaliatory tariffs imposed by other countries on U.S. goods have yet had a significant impact, but there can be no assurance that future actions or escalations that affect trade relations will not occur or will not materially affect the Company’s sales and results of operations. To the extent that Company sales or profitability are negatively affected by any such tariffs or other trade actions, the Company’s business and results of operations may be materially adversely affected.

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

Avnet has made, and expects to continue to make, strategic acquisitions or investments in companies around the world to further its strategic objectives and support key business initiatives. Acquisitions and investments involve risks and uncertainties, some of which may differ from those associated with Avnet’s historical operations. The risks relating to such acquisitions and investments include, but are not limited to, risks relating to expanding into emerging markets and business areas, adding additional product lines and services, impacting existing customer and supplier relationships, incurring costs or liabilities associated with the companies acquired, incurring potential impairment charges on acquired goodwill and other intangible assets and diverting management’s attention from existing business operations. As a result, the Company’s profitability may be negatively impacted. In addition, the Company may not be successful in integrating the acquired businesses or the integration may be more difficult, costly or time-consuming than anticipated. Further, any litigation relating to a potential acquisition will result in an increase in the expenses associated with the acquisition or cause a delay in completing the acquisition, thereby impacting the Company’s profitability. The Company may experience disruptions that could, depending on the size of the acquisition, have an adverse effect on its business, especially where an acquisition target may have pre-existing compliance issues or pre-existing deficiencies or material weaknesses in internal controls over financial reporting. Furthermore, the Company may not realize all of the anticipated benefits from its acquisitions, which could adversely affect the Company’s financial performance.

Major disruptions to the Company’s logistics capability could have an adverse impact on the Company’s operations.

The Company’s global logistics services are operated through specialized, centralized or outsourced distribution centers around the globe. The Company also depends almost entirely on third-party transportation service providers for the delivery of products to its customers. A major interruption or disruption in service at one or more of its distribution centers for any reason (such as information technology upgrades and operating issues, warehouse modernization and relocation efforts, natural disasters, pandemics, or significant disruptions of services from the Company’s third-party transportation providers) could cause cancellations or delays in a significant number of shipments to customers and, as a result, could have an adverse impact on the Company’s business partners, and on the Company’s business, operations and financial performance.

If the Company sustains cyber-attacks or other privacy or data security incidents that result in security breaches, it could suffer a loss of sales and increased costs, exposure to significant liability, reputational harm and other negative consequences.

The Company’s information technology may be subject to cyber-attacks, security breaches or computer hacking. Experienced computer programmers and hackers may be able to penetrate the Company’s security controls and misappropriate or compromise sensitive personal, proprietary or confidential information, create system disruptions or cause shutdowns. They also may be able to develop and deploy malicious software programs that attack the Company’s systems or otherwise exploit any security vulnerabilities. The Company’s systems and the data stored on those systems may also be vulnerable to security incidents or security attacks, acts of vandalism or theft, coordinated attacks by activist entities, misplaced or lost data, human errors, or other similar events that could negatively affect the Company’s systems and its data, as well as the data of the Company’s business partners. Further, third parties, such as hosted solution providers, that provide services to the Company, could also be a source of security risk in the event of a failure of their own security systems and infrastructure.

The costs to eliminate or address the foregoing security threats and vulnerabilities before or after a cyber-incident could be significant. The Company’s remediation efforts may not be successful and could result in interruptions, delays or cessation of service, and loss of existing or potential suppliers or customers. In addition, breaches of the Company’s security measures and the unauthorized dissemination of sensitive personal, proprietary or confidential information about the Company, its business partners or other third parties could expose the Company to significant potential liability and reputational harm. As threats related to cyber-attacks develop and grow, the Company may also find it necessary to make further investments to protect its data and infrastructure, which may impact the Company’s profitability. Although the Company has insurance coverage for protecting against cyber-attacks, it may not be sufficient to cover all possible claims, and the Company may suffer losses that could have a material adverse effect on its business. As a global enterprise, the Company could also be negatively impacted by existing and proposed laws and regulations, as well as government policies and practices related to cybersecurity, data privacy, data localization and data protection.

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

The Company may need to satisfy its cash needs through external financing. However, external financing may not be available on acceptable terms or at all. As of June 30, 2018, Avnet had total debt outstanding of approximately $1.65 billion under various notes, secured borrowings and committed and uncommitted lines of credit with financial institutions. The Company needs cash to make interest payments on, and to repay, this indebtedness and for general corporate purposes, such as funding its ongoing working capital and capital expenditure needs. Under the terms of any external financing, the Company may incur higher than expected financing expenses and become subject to additional restrictions and covenants. Any material increase in the Company’s financing costs could have an adverse effect on its profitability.

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

The Company may become involved in legal proceedings that could cause it to incur substantial costs, divert management’s efforts or require it to pay substantial damages or licensing fees.

From time to time, the Company may become involved in legal proceedings, including government investigations, that arise out of the ordinary conduct of the Company’s business, including matters involving intellectual property rights, commercial matters, merger-related matters and other actions. Legal proceedings could result in substantial costs and diversion of management’s efforts and other resources and could have an adverse effect on the Company’s operations. Further, the Company may be obligated to indemnify and defend its customers if the products or services the Company sells are alleged to infringe any third party’s intellectual property rights. While the Company may be able to seek indemnification from its suppliers for itself and its customers against such claims, there is no assurance that it will be successful in realizing such indemnification or that the Company will be fully protected against such claims. In addition, the Company is exposed to potential liability for technology that it develops for which it has no indemnification protections. If an infringement claim against the Company is successful, the Company may be required to pay damages or seek royalty or license arrangements, which may not be available on commercially reasonable terms. The Company may have to stop selling certain products or services, which could affect its ability to compete effectively.

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

On December 22, 2017, the U.S. federal government enacted tax legislation (the “Tax Cuts and Jobs Act” or the “Act”) which includes provisions to lower the corporate income tax rate, impose new taxes on certain foreign earnings, limit deductibility of certain U.S. costs and levy a one-time deemed repatriation tax on accumulated offshore earnings, among others. The Act is subject to interpretation and implementation guidance by both federal and state tax authorities, as well as amendments and technical corrections. Any or all of these could impact the Company unfavorably.

Many countries are adopting provisions to align their international tax rules with the Base Erosion and Profit Shifting Project, led by the Organisation for Economic Co-operation and Development, to standardize and modernize global corporate tax policy. These provisions, individually or as a whole, may negatively impact taxation of international business.

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

Item 1B. Unresolved Staff Comments

Not applicable.

Item 2. Properties

The Company owns and leases approximately 2.6 million and 4.6 million square feet of space, respectively, of which approximately 25% is located in the United States. The following table summarizes certain of the Company’s key facilities:

	Approximate	Leased
	Square	or
Location	Footage	Owned	Primary Use
Poing, Germany	570,000	Owned	EC warehousing, value-added operations and offices
Chandler, Arizona	400,000	Owned	EC warehousing and value-added operations
Tongeren, Belgium	390,000	Owned	EC warehousing and value-added operations
Leeds, United Kingdom	330,000	Owned	PF warehousing and headquarters
Chandler, Arizona	230,000	Leased	EC warehousing, integration and value-added operations
Gaffney, South Carolina	220,000	Owned	PF warehousing
Hong Kong, China	180,000	Leased	EC warehousing
Phoenix, Arizona	180,000	Leased	Corporate and EC Americas headquarters

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

PART II

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Market Price Per Share and Dividend History

On May 7, 2018, the Company received approval from the Nasdaq Stock Market to transfer the Company’s common stock listing from the New York Stock Exchange to the Nasdaq Global Select Market effective May 8, 2018. The Company’s common stock is currently listed on the Nasdaq Global Select Market under the symbol AVT. Quarterly high and low stock closing prices (as reported on the Nasdaq Global Select Market or the New York Stock Exchange as applicable) and dividends declared for the last two fiscal years were:

	2018			2017
			Dividends			Dividends
Fiscal Quarters	High	Low	Declared	High	Low	Declared
1st	$39.93	$35.93	$0.18	$42.06	$38.80	$0.17
2nd	41.72	38.67	0.18	48.84	40.50	0.17
3rd	44.71	39.62	0.19	47.61	44.01	0.18
4th	43.52	38.12	0.19	44.96	35.96	0.18

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

Record Holders

As of July 27, 2018, there were 1,837 registered holders of record of Avnet’s common stock.

Equity Compensation Plan Information

The table below sets forth certain equity compensation plan information as of June 30, 2018:

Number of
	Securities			Number of
	to be Issued		Weighted-	Securities
	Upon		Average	Remaining
	Exercise of		Exercise Price of	Available for
	Outstanding		Outstanding	Future Issuance
	Options,		Options,	Under Equity
	Warrants and		Warrants and	Compensation
Plan Category	Rights		Rights	Plans
Equity compensation plans approved by security holders	3,798,274	(1)	$40.93	5,451,892	(2)

(1)	Includes 2,321,787 shares subject to options outstanding, 1,036,160 restricted stock units and 440,327 performance share units awarded but not yet vested as of the end of the fiscal year.
(2)	Does not include 97,487 shares available for future issuance under the Employee Stock Purchase Plan, which is a non-compensatory plan.

Stock Performance Graphs and Cumulative Total Returns

The graph below matches the cumulative 5-year total return of holders of Avnet’s common stock with the cumulative total returns of the Nasdaq Composite index and a customized peer group of seven companies that includes: Agilysys Inc., Anixter International Inc., Arrow Electronics Inc., Insight Enterprises Inc., Scansource Inc., Synnex Corp and Tech Data Corp. The graph assumes that the value of the investment in Avnet’s common stock, in each index, and in the peer group (including reinvestment of dividends) was $100 on 6/30/2013 and tracks it through 6/30/2018.

	6/30/2013	6/30/2014	6/30/2015	6/30/2016	6/30/2017	6/30/2018
Avnet, Inc.	$100	$133.79	$125.92	$126.10	$123.05	$138.25
Nasdaq Composite	100	132.45	151.00	148.88	189.66	233.12
Peer Group	100	147.46	131.11	143.85	189.07	171.46

The stock price performance included in this graph is not necessarily indicative of future stock price performance.

Issuer Purchases of Equity Securities

In November 2017, the Company’s Board of Directors amended the Company’s existing share repurchase program to authorize the repurchase of up to $1.95 billion of common stock in the open market or through privately negotiated transactions. The timing and actual number of shares repurchased will depend on a variety of factors such as share price, corporate and regulatory requirements, and prevailing market conditions. The following table includes the Company’s monthly purchases of Avnet’s common stock during the fourth fiscal quarter ended June 30, 2018, under the share repurchase program, which is part of a publicly announced plan:

			Total Number of	Approximate Dollar
	Total	Average	Shares Purchased	Value of Shares That
	Number	Price	as Part of Publicly	May Yet Be
	of Shares	Paid per	Announced Plans	Purchased under the
Period	Purchased	Share	or Programs	Plans or Programs
April	1,182,070	$40.94	1,182,070	$341,206,000
May	1,350,410	$39.67	1,350,410	$287,634,000
June	364,905	$42.51	364,905	$272,121,000

Item 6. Selected Financial Data

The following selected financial data has been derived from the Company’s consolidated financial statements. The data set forth below should be read in conjunction with Management’s Discussion and Analysis of Financial Condition and Results of Operations and the consolidated financial statements and notes thereto.

	Years Ended
	June 30,	July 1,	July 2,	June 27,	June 28,
	2018	2017	2016	2015	2014
	(Millions, except for per share and ratio data)
Consolidated Statement of Operations: (a)
Sales (b)	$19,036.9	$17,440.0	$16,740.6	$17,655.3	$16,804.9
Gross profit	2,527.2	2,369.4	2,077.9	2,210.1	2,199.6
Operating income (c)(d)	230.5	461.4	572.9	653.1	599.6
Income tax expense	288.0	47.1	87.1	86.1	84.6
(Loss) income from continuing operations	(142.9)	263.4	390.9	485.4	445.4
(Loss) income from discontinued operations	(13.5)	261.9	115.6	86.5	100.2
Net (loss) income (e)	(156.4)	525.3	506.5	571.9	545.6
Per Share:
Earnings - diluted:
(Loss) earnings from continuing operations	(1.19)	2.05	2.93	3.50	3.18
(Loss) earnings from discontinued operations	(0.11)	2.03	0.87	0.62	0.71
(Loss) earnings per share - diluted	(1.30)	4.08	3.80	4.12	3.89
Cash dividends declared	0.74	0.70	0.68	0.64	0.60
Book value per diluted share	39.07	40.28	35.23	33.80	34.90
Consolidated Balance Sheets:
Working capital (f)	4,641.1	5,080.0	4,061.5	4,312.6	3,907.6
Total assets	9,596.8	9,699.6	11,239.8	10,800.0	11,250.7
Long-term debt	1,489.2	1,729.2	1,339.2	1,646.5	1,209.0
Shareholders’ equity	4,685.1	5,182.1	4,691.3	4,685.0	4,890.2
Ratios:
Operating income as a percentage of sales	1.2%	2.6%	3.4%	3.7%	3.6%
Net (loss) income as a percentage of sales	(0.8)%	3.0%	3.0%	3.2%	3.2%
Quick ratio	1.4:1	1.8:1	0.8:1	0.9:1	0.8:1
Current ratio	2.6:1	3.1:1	1.8:1	2.0:1	1.8:1
Total debt to capital ratio	26.1%	25.6%	34.7%	29.7%	29.8%

(a)	In February 2017, the Company completed the sale of its TS business and as such, the results of that business are classified as discontinued operations in all periods presented.
(b)	Fiscal 2016 contained 53 weeks compared to 52 weeks in the other fiscal years presented.
(c)

All fiscal years presented include restructuring, integration and other expenses, which totaled $145.1 million in fiscal 2018, $137.4 million in fiscal 2017, $44.8 million in fiscal 2016, $41.8 million in fiscal 2015, and $66.8 million in fiscal 2014.

(d)

All fiscal years presented include amortization of acquired intangible assets and other, which totaled $91.9 million in fiscal 2018, $54.5 million in fiscal 2017, $9.8 million in fiscal 2016, $18.1 million in fiscal 2015, and  $17.7 million in fiscal 2014.

(e)

Certain fiscal years presented were impacted by expense or income amounts that impact the comparability between years including a goodwill impairment expense of $181.4 million and a one-time mandatory deemed repatriation tax liability of $230.0 million in fiscal 2018, a gain on disposal of the TS business of $222.4 million after tax in fiscal 2017, and a gain on legal settlement of $13.5 million after tax in fiscal 2014.

(f)

This calculation of working capital is defined as current assets less current liabilities. See the “Liquidity” section contained in Item 7 of this Annual Report on Form 10-K for further discussion on liquidity.

Summary of quarterly results:

	First	Second	Third	Fourth	Fiscal
	Quarter	Quarter	Quarter	Quarter	Year(a)
	(Millions, except per share amounts)
2018(b)
Sales	$4,660.9	$4,521.6	$4,795.1	$5,059.2	$19,036.9
Gross profit	612.6	602.5	653.5	658.6	2,527.2
Net income (loss)	58.3	46.7	(320.1)	58.6	(156.4)
Diluted earnings (loss) per share	0.47	0.39	(2.68)	0.50	(1.30)
2017(c)
Sales	$4,118.1	$4,273.6	$4,441.9	$4,606.4	$17,440.0
Gross profit	522.6	586.2	630.0	630.6	2,369.4
Net income	68.9	103.2	271.8	81.4	525.3
Diluted earnings per share	0.53	0.79	2.10	0.65	4.08

(a)	Quarters may not total to the fiscal year due to rounding.
(b)

First quarter of fiscal 2018 net income was impacted by restructuring, integration and other expenses of $29.6 million after tax, foreign currency gain and other expense of $6.5 million after tax and a discrete income tax benefit of $6.9 million. Second quarter results were impacted by restructuring, integration and other expenses of $27.8 million after tax and a discrete income tax benefit of $8.0 million. Third quarter results were impacted by restructuring, integration and other expenses of $19.4 million after tax, a goodwill impairment of $181.4 million and a discrete income tax expense of $218.8 million. Fourth quarter results were impacted by restructuring, integration and other expenses of $26.9 million after tax and a discrete income tax expense of $14.5 million.

(c)

First quarter of fiscal 2017 net income was impacted by restructuring, integration and other expenses of $20.2 million after tax and a discrete income tax benefit of $1.4 million. Second quarter results were impacted by restructuring, integration and other expenses of $23.0 million after tax and a discrete income tax expense of $9.4 million. Third quarter results were impacted by restructuring, integration and other expenses of $23.1 million after tax, the gain on sale of the TS business of $217.1 million after tax, a gain on marketable securities of $8.4 million after tax and a discrete income tax benefit of $7.7 million. Fourth quarter results were impacted by restructuring, integration and other expenses of $25.7 million after tax, a loss on a marketable securities hedge of $7.8 million after tax, and a discrete income tax benefit of $15.0 million.

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations

For an understanding of Avnet and the significant factors that influenced the Company’s performance during the past three fiscal years, the following discussion should be read in conjunction with the description of the business appearing in Item 1 of this Report and the consolidated financial statements, including the related notes and schedule, and other information appearing in Item 15 of this Report. The Company operates on a “52/53 week” fiscal year. Fiscal 2018 and 2017 both contained 52 weeks, and fiscal 2016 contained 53 weeks. The extra week impacts the year-over-year analysis of fiscal 2016 compared to fiscal 2018 and fiscal 2017 in this MD&A.

There are references to the impact of foreign currency translation in the discussion of the Company’s results of operations. When the U.S. Dollar strengthens and the stronger exchange rates of the current year are used to translate the results of operations of Avnet’s subsidiaries denominated in foreign currencies, the resulting impact is a decrease in U.S. Dollars of reported results. Conversely, when the U.S. Dollar weakens and the weaker exchange rates of the current year are used to translate the results of operations of Avnet’s subsidiaries denominated in foreign currencies, the resulting impact is an increase in U.S. Dollars of reported results. In the discussion that follows, results excluding this impact, primarily for subsidiaries in EMEA and Asia, are referred to as “constant currency.”

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

•

Operating income excluding (i) restructuring, integration and other expenses (see Restructuring, Integration and Other Expenses in this MD&A), (ii) goodwill impairment expense and (iii) amortization of acquired intangible assets and other is referred to as “adjusted operating income.” Adjusted operating income excludes the TS business, which is reported within discontinued operations for all periods presented.

The reconciliation of operating income to adjusted operating income is presented in the following table:

	Years Ended
	June 30,	July 1,	July 2,
	2018	2017	2016
	(Thousands)
Operating income	$230,516	$461,400	$572,912
Restructuring, integration and other expenses	145,125	137,415	44,761
Goodwill impairment expense	181,440	—	—
Amortization of acquired intangible assets and other	91,923	54,526	9,784
Adjusted operating income	$649,004	$653,341	$627,457

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

Results of Operations

Executive Summary

Sales for fiscal 2018 were $19.04 billion, an increase of 9.2% from fiscal 2017 sales of $17.44 billion primarily due to the acquisition of PF and the impact of foreign currency exchange rates, partially offset by certain supplier channel and program changes.  EC sales in fiscal 2018 were $17.5 billion, representing a 6.5% increase over fiscal 2017 as sales growth in the EMEA and Asia regions offset declines in the Americas region. Organic sales in constant currency increased 3.6% year over year with both the EC and PF operating groups contributing to this increase.

Gross profit in fiscal 2018 was $2.53 billion, an increase of $157.7 million, or 6.7%, compared to fiscal 2017. This increase was primarily due to the acquisition of PF and the impact of changes in foreign currency exchange rates, partially offset by certain supplier channel and program changes.

Operating income margin was 1.2% in fiscal 2018 and 2.6% in fiscal 2017. Both periods included amortization and restructuring, integration and other expenses. Fiscal 2018 also includes goodwill impairment expense. Excluding these expenses, adjusted operating income margin was 3.4% and 3.7% in fiscal 2018 and fiscal 2017, respectively.

Sales

Three-Year Analysis of Sales: By Operating Group and Geography

The table below provides a year-over-year summary of sales for the Company and its operating groups.

	Years Ended						Percent Change
	June 30,	% of	July 1,	% of	July 2,	% of	2018 to	2017 to
	2018	Total	2017	Total	2016	Total	2017	2016
	(Dollars in millions)
Sales by Operating Group:
EC	$17,543.6	92.2%	$16,474.1	94.5%	$16,740.6	100.0%	6.5%	(1.6)%
PF (acquired Q2 fiscal 2017)	1,493.3	7.8	965.9	5.5	—		54.6	—
	$19,036.9		$17,440.0		$16,740.6

Sales by Geographic Region:
Americas	$5,011.4	26.3%	$5,163.9	29.6%	$4,801.3	28.7%	(3.0)%	7.6%
EMEA	6,790.9	35.7	5,912.9	33.9	5,103.0	30.5	14.8	15.9
Asia/Pacific	7,234.6	38.0	6,363.2	36.5	6,836.3	40.8	13.7	(6.9)
Total Avnet	$19,036.9		$17,440.0		$16,740.6

Fiscal 2018 Comparison to Fiscal 2017

During October of fiscal 2017, the Company acquired PF. The table below provides a comparison of reported and organic sales for fiscal 2018 to fiscal 2017 sales to allow readers to better assess and understand the Company’s sales performance by operating group on a more comparable basis.

						Organic
	Sales					Sales
	as Reported	Sales		Organic	Organic	Year-Year %
	and Organic	as Reported		Sales	Sales	Change in
	Fiscal	Fiscal		Fiscal	Year-Year	Constant
	2018	2017	Acquisitions(1)	2017	% Change	Currency
	(Dollars in millions)
Avnet	$19,036.9	$17,440.0	$378.3	$17,818.3	6.8%	3.6%
Avnet by region
Americas	$5,011.4	$5,163.9	$154.4	$5,318.3	(5.8)%	(5.8)%
EMEA	6,790.9	5,912.9	178.9	6,091.8	11.5	2.5
Asia	7,234.6	6,363.2	45.0	6,408.2	12.9	12.7
Avnet by segment
EC	$17,543.6	$16,474.1	$—	$16,474.1	6.5%	3.4%
PF	1,493.3	965.9	378.3	1,344.2	11.1	6.5

(1)	Includes PF acquired on October 17, 2016, which has operations in each Avnet region.

Avnet’s sales for fiscal 2018 were $19.04 billion, up $1.6 billion, or 9.2%, from fiscal 2017 sales of $17.44 billion. The sales growth was primarily driven by the acquisition of PF and the impact of changes in foreign currency exchange rates as approximately $575 million of the increase in sales was attributable to the translation impact of changes in foreign currency exchange rates, primarily in EMEA. These increases in sales were partially offset by the impact of supplier channel and program changes, which occurred during fiscal 2017 into the first half of fiscal 2018. On an organic basis and in constant currency, consolidated sales increased 3.6% with both operating groups contributing to the increase.

EC sales in fiscal 2018 were $17.5 billion, representing a 6.5% increase over fiscal 2017 sales. On an organic basis in constant currency, EC sales increased 3.4% year-over-year as sales growth in the EMEA and Asia regions offset a 6.7% decline in the Americas region resulting primarily from supplier channel and program changes. Sales in the EMEA and Asia regions increased in constant currency 2.0% and 12.5%, respectively, which was primarily driven by strong demand across many product verticals, partially offset by declines from supplier channel and program changes.

PF sales in fiscal 2018 increased on an organic basis 11.1% and 6.5% in constant currency with all three geographic regions contributing to the increase. The organic increase in each of the three regions is primarily due to the expansion of the PF line-card and an investment in inventory to achieve a broader portfolio of products.

Fiscal 2017 Comparison to Fiscal 2016

The table below provides the comparison of reported and organic fiscal 2017 sales to fiscal 2016 sales to allow readers to better assess and understand the Company’s sales performance.

						Organic
						Sales
	Organic	Sales	Sales from	Organic	Organic	Year-Year %
	Sales	as Reported	Acquisitions(1)/	Sales	Sales	Change in
	Fiscal	Fiscal	Estimated	Fiscal	Year-Year	Constant
	2017	2016	Extra Week	2016	% Change	Currency
	(Dollars in millions)
Avnet	$17,818.3	$16,740.6	$1,061.4	$17,802.0	0.1%	1.0%
Avnet by region
Americas	$5,318.3	$4,801.3	$477.9	$5,279.2	0.7%	0.7%
EMEA	6,091.8	5,103.0	560.9	5,663.9	7.6	10.7
Asia	6,408.2	6,836.3	22.6	6,858.9	(6.6)	(6.9)
Avnet by segment
EC	$16,474.1	$16,740.6	$(300.0)	$16,440.6	0.2%	0.8%
PF	1,344.2	—	1,361.4	1,361.4	(1.3)	2.7

(1)	Includes Premier Farnell acquired on October 17, 2016, which has operations in each Avnet region

Sales for fiscal 2017 were $17.44 billion, an increase of 4.2%, or $699.4 million, from fiscal 2016 sales of $16.74 billion. Organic sales were flat year over year and increased 1.0% in constant currency. The organic sales increase in constant currency was primarily due to organic growth in the EC EMEA region and organic growth in the PF business, offset by declines in the EC Asia region.

Gross Profit and Gross Profit Margins

Gross profit in fiscal 2018 was $2.53 billion, an increase of $157.7 million, or 6.7%, compared to fiscal 2017. This increase was due to the acquisition of PF and the impact of changes in foreign currency exchange rates, partially offset by declines from supplier channel and program changes.  Gross profit margin of 13.3% in fiscal 2018 decreased 31 basis points from the prior year primarily due to supplier channel and program changes and due to a higher mix of sales coming from the lower gross profit margin EC Asia region, partially offset by fiscal 2018 including a full fiscal year of PF sales.

Gross profit in fiscal 2017 was $2.37 billion, an increase of $291.5 million, or 14.0%, from fiscal 2016 primarily due to the acquisition of PF. Gross profit margin of 13.6% increased 117 basis points year over year primarily due to the acquisition of PF and from the impact of deselecting lower margin high volume supply chain engagements in EC Asia, partially offset by declines in the EC western regions primarily due to the Americas region.

Selling, General and Administrative Expenses

Selling, general and administrative expenses (“SG&A expenses”) in fiscal 2018 were $1.97 billion, an increase of $199.5 million, or 11.3%, compared to fiscal 2017. The year-over-year increase in SG&A expenses was primarily due to the acquisition of PF in October of fiscal 2017 and the impact of changes in foreign currency exchange rates, partially offset by restructuring and integration actions taken in fiscal 2018.

 Metrics that management monitors with respect to its operating expenses are SG&A expenses as a percentage of sales and as a percentage of gross profit. In fiscal 2018, SG&A expenses as a percentage of sales were 10.3% and as a percentage of gross profit were 78.0%, as compared with 10.2% and 74.7%, respectively, in fiscal 2017. The increase in SG&A expenses as a percentage of gross profit is due primarily to the decline in gross profit margin year over year.

SG&A expenses were $1.77 billion in fiscal 2017, an increase of $310.4 million, or 21.3%, from fiscal 2016. The year-over-year increase in SG&A expenses was primarily due to the acquisition of PF including the impact of additional amortization of intangible asset expense, partially offset by the impact of prior restructuring actions and favorable changes in foreign currency exchange rates between years. In fiscal 2017, SG&A expenses as a percentage of sales were 10.2% and as a percentage of gross profit were 74.7%, as compared with 8.7% and 70.3%, respectively, in fiscal 2016. SG&A expenses as a percentage of gross profit increased over 400 basis points year over year due primarily to the impact of the PF acquisition.

Goodwill Impairment Expenses

The Company impaired goodwill in the Americas region of the EC operating group and recorded $181.4 million of goodwill impairment expense in the third quarter of fiscal 2018.

See Note 7, “Goodwill and intangible assets” to the Company’s consolidated financial statements included in Item 15 of this Annual Report on Form 10-K for additional information related to goodwill impairment expenses.

Restructuring, Integration and Other Expenses

During fiscal 2018, the Company continued to take certain actions in an effort to reduce future operating expenses in response to current market and Company specific conditions. These actions included restructuring and integration actions related to the acquisition of PF and the integration of certain regional and global businesses after the TS business divestiture. Additionally, the Company incurred accelerated depreciation related to the incremental depreciation expense incurred related to the shortening of the estimated useful life of the Company’s ERP system in the Americas compared to depreciation expense based on the original useful life of such ERP system, and other costs related to incremental amounts incurred by the Company as a result of the Act and other restructuring and integration related activities.

The Company recorded $60.6 million for restructuring costs in fiscal 2018, and expects to realize approximately $84.3 million in incremental annualized operating costs savings as a result of such restructuring actions. Restructuring expenses consisted of $56.8 million for severance, $1.0 million for facility exit costs, $2.6 million for asset impairments, and $0.2 million for other restructuring expenses. Integration, accelerated depreciation and other costs were $20.9 million, $52.9 million and $12.0 million, respectively. The Company also recorded a net benefit of $1.3 million for changes in estimates for restructuring liabilities established in prior fiscal years. The after tax impact of restructuring, integration and other expenses were $103.7 million and $0.86 per share on a diluted basis.

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

During fiscal 2017, the Company recorded restructuring, integration and other expenses of $137.4 million. The Company recorded $41.7 million for restructuring costs, and expects to realize approximately $45.0 million in incremental annualized operating costs savings as a result of such restructuring actions. Restructuring expenses consisted of $36.1 million for severance, $0.6 million for facility exit costs, $3.5 million for asset impairments, and $1.5 million for other restructuring expenses. Integration, accelerated depreciation and other costs including acquisition/divestiture costs were $37.9 million, $16.0 million and $44.9 million, respectively. The Company also recorded a net benefit of $3.1 million for changes in estimates for restructuring liabilities established in prior fiscal years. The after tax impact of restructuring, integration and other expenses were $92.0 million and $0.73 per share on a diluted basis.

During fiscal 2016, the Company incurred restructuring expenses related to certain actions intended to reduce future operating expenses. In addition, the Company incurred integration and other costs primarily associated with the integration of acquired businesses, the integration of certain global and regional businesses, the integration of significant information technology systems and other costs associated with the acquisition of and the closure or divestiture of certain businesses. As a result, during fiscal 2016 the Company recorded restructuring, integration and other expenses of $44.8 million. The Company recorded $31.5 million for restructuring costs, and expects to realize approximately $24.0 million in incremental annualized operating cost savings as a result of such restructuring actions. Restructuring expenses consisted of $29.4 million for severance, $1.6 million for facility exit costs, $0.1 million for asset impairments, and $0.4 million for other restructuring expenses. Integration and other costs including acquisition costs were $6.8 million and $7.9 million, respectively. The Company also recorded a net benefit of $1.4 million for changes in estimates for restructuring liabilities established in prior fiscal years. The after tax impact of restructuring, integration and other expenses were $29.3 million and $0.22 per share on a diluted basis.

See Note 18, “Restructuring expenses” to the Company’s consolidated financial statements included in Item 15 of this Annual Report on Form 10-K for additional information related to restructuring expenses.

Operating Income

During fiscal 2018, the Company had operating income of $230.5 million, representing a 50.0% decrease as compared with fiscal 2017 operating income of $461.4 million. The year over year decrease in operating income was primarily driven by goodwill impairment expense, partially offset by improvements at PF. Operating income margin was 1.2% in fiscal 2018 compared to 2.6% in fiscal 2017. Both years included restructuring, integration and other expenses and the amortization of acquired intangible assets. Fiscal 2018 also includes goodwill impairment expense. Excluding these amounts, adjusted operating income was $649.0 million, or 3.4% of sales, in fiscal 2018 as compared with $653.3 million, or 3.7% of sales, in fiscal 2017.

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

Interest Expense

Interest expense for fiscal 2018 was $102.5 million, a decrease of $4.2 million, or 3.9%, compared with interest expense of $106.7 million in fiscal 2017. The decrease in interest expense in fiscal 2018 compared to fiscal 2017 was primarily related to the impact of the Company’s repayment of its outstanding term loans and borrowings on its revolving credit facilities in the second half of fiscal 2017, which were used to help fund the PF acquisition.

Interest expense for fiscal 2017 was $106.7 million, an increase of $14.8 million, or 16.0%, compared with fiscal 2016. The increase in interest expense was primarily related to new debt outstanding during portions of fiscal 2017 including debt incurred to finance the acquisition of PF.

Other Income (Expense), net

During fiscal 2018, the Company had $17.1 million of other income as compared with $44.3 million of other expense in fiscal 2017. In fiscal 2018, the Company had foreign currency gains primarily related to the strengthening of both the Euro and British Pound compared to the U.S. Dollar. In fiscal 2017, other expenses related to foreign currency hedging and other costs associated with the Company’s acquisition of PF.

During fiscal 2017, the Company incurred $44.3 million of other expense as compared with $3.0 million in fiscal 2016. As described above, the increase in other expense in fiscal 2017 is primarily attributable to the foreign currency hedging and other costs associated with the PF acquisition.

Income Tax Expense

Avnet’s effective tax rate on its income from continuing operations before income taxes was 198.5% in fiscal 2018 as compared with an effective tax rate of 15.2% in fiscal 2017. The fiscal 2018 effective tax rate is higher than the fiscal 2017 effective tax rate due primarily to (i) the provisional transition tax expense recorded under the requirements of the Act and (ii) the goodwill impairment, which was not tax deductible, partially offset primarily by the mix of income in lower tax jurisdictions.

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

Income (Loss) from Discontinued Operations

Loss from discontinued operations was $13.5 million in fiscal 2018 compared to $261.9 million of income from discontinued operations in fiscal 2017. The loss was primarily as a result of settlement losses associated with the Company’s pension plan due to former TS business employees requesting and receiving distributions from the Company’s pension plan during fiscal 2018. The income from discontinued operations in fiscal 2017 was primarily the result of the recognition of the gain on sale and to a lesser extent the operating profits of the TS business in fiscal 2017 prior to the closing of the sale at the end of February 2017.

Income from discontinued operations increased $146.3 million to $261.9 million in fiscal 2017 compared to $115.6 million in fiscal 2016. Excluding the gain on sale of $222.4 million net of tax, income from discontinued operations decreased $76.1 million in fiscal 2017, which only contained 34 weeks as a result of the sale of TS being completed at the end of February 2017.

See Note 3, “Discontinued operations” to the Company’s consolidated financial statements included in Item 15 of this Annual Report on Form 10-K for additional information and detail on the financial results of discontinued operations.

Net Income (Loss)

As a result of the factors described in the preceding sections of this MD&A, the Company’s net loss in fiscal 2018 was $156.4 million, or $1.30 per share on a diluted basis, compared with net income of $525.3 million, or $4.08 per share on a diluted basis, in fiscal 2017 and $506.5 million, or $3.80 per share on a diluted basis, in fiscal 2016.

Liquidity and Capital Resources

Cash Flows

Cash Flows from Operating Activities

The Company generated $253.5 million of cash from its operating activities in fiscal 2018 as compared to $221.0 million in fiscal 2017. These operating cash flows from continuing operations are comprised of: (i) cash flows generated from net income from continuing operations, adjusted for the impact of non-cash and other items, which includes depreciation and amortization expense, goodwill impairment expense, deferred income taxes, stock-based compensation expense and other non-cash items (including provisions for doubtful accounts and net periodic pension costs), and (ii) cash flows used for, or generated from, working capital and other, excluding cash and cash equivalents. Cash used for working capital and other was $6.2 million during fiscal 2018, including increases in accounts receivable of $296.2 million and inventories of $308.7 million. The Company utilized cash to invest in inventory levels primarily as a result of a strong book to bill and lengthening product lead times. The increase in cash used for inventories and accounts receivable was partially offset by increases in accounts payable of $409.6 million and accrued expenses and other of $189.1 million.

During fiscal 2017, the Company generated $221.0 million of cash from its operating activities for continuing operations in fiscal 2017 as compared to a cash usage of $48.9 million in fiscal 2016. Cash used for working capital and other was $256.7 million during fiscal 2017, including an increase in accounts receivable of $371.8 million primarily due to the increase in fourth quarter sales year over year and a decrease in accrued expenses and other of $132.9 million, partially offset by a decrease in inventories of $84.4 million and an increase in accounts payable of $163.6 million primarily due to improved working capital management year over year in the EC Asia region.

Cash used for operating activities of discontinued operations was $589.7 million in fiscal 2017 compared to a cash generation of $273.2 million in fiscal 2016. The decrease was primarily the result of the sale of the TS business being completed in February 2017, prior to such business completing the cash conversion cycle from its second fiscal quarter compared to fiscal 2016, which reflected a full fiscal year of operations and cash flows for the TS business. Included in the cash used for discontinued operations in fiscal 2017 was the income tax payment associated with the gain on sale.

Cash Flows from Financing Activities

During fiscal 2018, the Company made net repayments of $37.0 million under the Company’s accounts receivable securitization program and $98.0 million from borrowings of various bank credit facilities. During fiscal 2018, the Company received net proceeds of  $8.9 million under the Company’s Credit Facility. In addition, during fiscal 2018, the Company paid quarterly dividends on common stock of $88.3 million and repurchased $323.5 million of common stock under the Company’s share repurchase program.

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

Cash Flows from Investing Activities

During fiscal 2018, the Company used $155.9 million for capital expenditures primarily related to information system development costs, computer hardware and software purchases and facilities costs. Additionally, the Company used $15.3 million of cash for acquisitions, which is net of the cash acquired. During fiscal 2018, the Company realized $236.2 million of cash from investing activities of discontinued operations, substantially all of which related to the sale of the marketable securities obtained as a component of the proceeds from the sale of the TS business.

During fiscal 2017, the Company used $802.7 million of cash for acquisitions, which is net of cash acquired, and used $120.4 million for capital expenditures primarily related to information system development costs, computer hardware and software purchases and facilities costs. During fiscal 2017, with the sale of the TS business, the Company received $2.24 billion of cash proceeds from the sale of TS, net of cash divested, which is reflected as an investing activity from discontinued operations.

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

The Company has various lines of credit and other forms of bank debt in the U.S. and various foreign locations to fund the short-term working capital, foreign exchange, overdraft and letter of credit needs of its wholly owned subsidiaries. Avnet generally guarantees its subsidiaries’ obligations under such debt facilities. Outstanding borrowings under such forms of debt at the end of fiscal 2018 was $0.8 million.

See Note 8, “Debt” to the Company’s consolidated financial statements included in Item 15 of this Annual Report on Form 10-K for additional information on financing transactions including the Credit Facility, the Program and the outstanding Notes as of June 30, 2018.

Covenants and Conditions

The Program requires the Company to maintain certain minimum interest coverage and leverage ratios in order to continue utilizing the Program. The Program also contains certain covenants relating to the quality of the receivables sold. If these conditions are not met, the Company may not be able to borrow any additional funds and the financial institutions may consider this an amortization event, as defined in the Program agreements, which would permit the financial institutions to liquidate the accounts receivables sold to cover any outstanding borrowings. Circumstances that could affect the Company’s ability to meet the required covenants and conditions of the Program include the Company’s ongoing profitability and various other economic, market and industry factors. Management does not believe that the covenants under the Program limit the Company’s ability to pursue its intended business strategy or its future financing needs. The Company was in compliance with all covenants of the Program as of June 30, 2018.

The Credit Facility contains certain covenants with various limitations on debt incurrence, share repurchases, dividends, investments and capital expenditures and also includes financial covenants requiring the Company to maintain minimum interest coverage and leverage ratios. Management does not believe that the covenants in the Credit Facility limit the Company’s ability to pursue its intended business strategy or its future financing needs. The Company was in compliance with all covenants of the Credit Facility as of June 30, 2018.

See Liquidity below for further discussion of the Company’s availability under these various facilities.

Liquidity

The Company had cash and cash equivalents of $621.1 million as of June 30, 2018, of which $545.3 million was held outside the United States. As of July 1, 2017, the Company had cash and cash equivalents of $836.4 million, of which $619.5 million was held outside of the United States.

As of June 30, 2018, there were no borrowings outstanding and $2.0 million in letters of credit issued under the Credit Facility and $105.0 million outstanding under the Program. During fiscal 2018, the Company had an average daily balance outstanding under the Credit Facility of approximately $10.9 million and $206.0 million under the Program. During fiscal 2017, the Company had an average daily balance outstanding under the Credit Facility of approximately $475.4 million and $504.0 million under the Program. In August 2018, subsequent to the end of fiscal 2018, the Company amended and extended the Program for an additional two years. As of June 30, 2018, the combined availability under the Credit Facility and the Program was $1.50 billion.

During periods of weakening demand in the electronic components industry, the Company typically generates cash from operating activities. Conversely, the Company is more likely to use operating cash flows for working capital requirements during periods of higher growth. During fiscal 2018, the Company generated $253.5 million from operating activities from continuing operations.

Liquidity is subject to many factors, such as normal business operations as well as general economic, financial, competitive, legislative, and regulatory factors that are beyond the Company’s control. As a result of tax law changes created from the Act, which created a regulatory environment more favorable to repatriation, the Company repatriated approximately $248.3 million of foreign cash to the United States in fiscal 2018, which was used to repay outstanding revolving debt facilities. To the extent the cash balances held in foreign locations cannot be remitted back to the U.S. in a tax efficient manner, those cash balances are generally used for ongoing working capital, capital expenditure needs and to support acquisitions, and are currently expected to be permanently reinvested outside the United States. The Company is still evaluating the impact of repatriating any additional foreign cash as a result of the Act. In addition, local government regulations may restrict the Company’s ability to move funds among various locations under certain circumstances. Management does not believe such restrictions would limit the Company’s ability to pursue its intended business strategy. Management believes that Avnet’s available borrowing capacity, its current cash on hand, the remaining proceeds received from the sale of the TS business in the first quarter of fiscal 2019 and the Company’s expected ability to generate operating cash flows in the future will be sufficient to meet its future liquidity needs. The Company also may issue debt or equity securities in the future and management believes the Company will have adequate access to the capital markets, if needed.

Historically the Company has made, and expects to continue to make, strategic investments through acquisition activity to the extent the investments strengthen Avnet’s competitive position, further its business strategies and meet management’s return on capital thresholds. The Company also expects to make capital expenditures, including expenditures for ERP systems. Additionally, as the Company integrates PF and pursues ways to become more efficient and cost effective, the Company expects to use cash for restructuring, integration and other expenses.

In addition to continuing to make investments in acquisitions, as of June 30, 2018, the Company may repurchase up to an aggregate of $272.1 million of the Company’s common stock through a $1.95 billion share repurchase program approved by the Board of Directors. The Company plans to repurchase stock from time to time at the discretion of management, subject to available free cash flow, strategic considerations, market conditions and other factors. The Company may terminate or limit the share repurchase program at any time without prior notice. The timing and actual number of shares repurchased will depend on a variety of factors such as share price, corporate and regulatory requirements, and prevailing market conditions. Additionally, the Company currently expects to pay quarterly cash dividends on shares of its common stock, subject to approval of the Board of Directors. During fiscal 2018, the Company paid cash dividends of $88.3 million on its common stock or approximately $0.19 per share on a quarterly basis.

The Company also expects to make capital expenditures primarily related to distribution centers and facilities and investments in IT systems, technologies and tools.

See Item 6, Selected Financial Data in Part II of this Annual Report on Form 10-K for additional information on the Company’s liquidity and related ratios.

Long-Term Contractual Obligations

The Company has the following contractual obligations outstanding as of June 30, 2018 (in millions):

		Payments due by period
		Less than			More than
Contractual Obligations	Total	1 year	1-3 years	3-5 years	5 years
Long-term debt obligations(1)	$1,665.8	$165.4	$300.4	$650.0	$550.0
Interest expense on long-term debt obligations(2)	351.2	75.9	124.6	79.7	71.0
Operating lease obligations	317.1	73.7	98.4	62.9	82.1

(1)	Excludes unamortized discount and issuance costs on debt.
(2)	Represents interest expense due on debt by using fixed interest rates for fixed rate debt and assuming the same interest rate at the end of fiscal 2018 for variable rate debt.

At June 30, 2018, the Company had an estimated liability for income tax contingencies of $106.6 million, which is not included in the above table. Cash payments associated with the settlement of these liabilities that are expected to be paid within the next 12 months is $9.9 million. The settlement period for the remaining amount of the unrecognized tax benefits, including related accrued interest and penalties, cannot be determined and therefore was not included in the table.

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

The Securities and Exchange Commission defines critical accounting policies as those that are, in management’s view, most important to the portrayal of the Company’s financial condition and results of operations and that require significant judgments and estimates. Management believes the Company’s most critical accounting policies at the end of fiscal 2018 relate to:

Valuation of Inventories

Inventories are recorded at the lower of cost or estimated net realizable value. The Company’s inventories include electronic components sold into changing, cyclical and competitive markets wherein such inventories may be subject to declines in market value or obsolescence.

The Company regularly evaluates inventories for expected customer demand, obsolescence, current market prices and other factors that may render inventories less marketable. Write-downs are recorded so that inventories reflect the approximate net realizable value and take into account the Company’s contractual provisions with its suppliers, which may provide certain protections to the Company for product obsolescence and price erosion in the form of rights of return, stock rotation rights, obsolescence allowances and price protections. Because of the large number of products and suppliers and the complexity of managing the process around price protections and stock rotations, estimates are made regarding the realizable value of inventories. Additionally, assumptions about future demand, market conditions and decisions to discontinue certain product lines impact the evaluation of whether to write-down inventories. If assumptions about future demand change or actual market conditions are less favorable than those assumed by management, management would evaluate whether additional write-downs of inventories are required. In any case, actual net realizable values could be different from those currently estimated.

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

In determining the Company’s income tax expense, management considers current tax regulations in the numerous jurisdictions in which it operates including the impact in the United States of the Act. The Company exercises judgment for interpretation and application of such current tax regulations. Changes to such tax regulations or disagreements with the Company’s interpretation or application by tax authorities in any of the Company’s major jurisdictions may have a significant impact on the Company’s income tax expense.

See Note 1 and Note 10 to the Company’s consolidated financial statements included in Item 15 of this Annual Report on Form 10-K for further discussion on income tax expense, valuation allowances and unrecognized tax benefits.

Goodwill and Long-lived Asset Impairment

The Company has a significant amount of goodwill and long-lived assets, which are subject to the risk of impairment.

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

Long-lived assets, including property, plant and equipment and intangible assets, are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of a long-lived asset may not be recoverable, which requires the Company to use judgment. For purposes of recognition and measurement of an impairment loss, long-lived assets are grouped with other assets and liabilities at the lowest level for which identifiable cash flows are largely independent of the cash flows of other assets and liabilities (“asset group”). An impairment is recognized when the estimated undiscounted future cash flows expected by management from the use of an asset group including its eventual disposition is less than its carrying amount. An impairment is measured as the amount by which an asset group’s net book value exceeds its estimated fair value. The determination of fair value requires the Company to make certain judgments and assumptions. The Company considers a long-lived asset to be abandoned when it has ceased use of such abandoned asset and if the Company has no intent to use or repurpose the asset in the future. The Company continually evaluates the carrying value and the remaining economic useful life of all long-lived assets and will adjust the carrying value and remaining useful life if and when appropriate.

See Note 1 and Note 7 to the Company’s consolidated financial statements included in Item 15 of this Annual Report on Form 10-K for further discussion on the goodwill and long-lived asset impairment test evaluations.

Recently Issued Accounting Pronouncements

In May 2014, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update No. 2014-09, Revenue from Contracts with Customers, as amended (“ASU 2014-09”), to supersede nearly all existing revenue recognition guidance under GAAP. The core principles of ASU 2014-09 are to recognize revenue when promised goods or services are transferred to customers in an amount that reflects the consideration that is expected to be received for those goods or services. Application of the guidance in ASU 2014-09 requires more judgment and estimates within the revenue recognition process compared to existing GAAP. ASU 2014-09 is required to be adopted by the Company in the first quarter of fiscal 2019.

The Company expects to adopt the requirements of ASU 2014-09 using modified retrospective adoption to each prior reporting period presented. The company has established an implementation team inclusive of external advisors engaged to assist in evaluating potential differences compared to existing GAAP. The Company has identified its revenue streams and is currently assessing each stream for potential impacts from the adoption of ASU 2014-09. For the revenue streams assessed to date, the Company does not anticipate a material impact to the timing or amount of revenue recognized compared to existing GAAP.

The Company’s analysis and evaluation of the new standard will continue into the first quarter of fiscal 2019 and a substantial amount of work remains to be completed due to the complexity of the new standard, the application of judgment and the requirement for the use of estimates in applying the new standard, as well as the significant number of revenue streams that must be reviewed under the new standard. The Company does not currently expect significant changes in revenue recognition practices for continuing operations compared to existing GAAP, which is consistent with the disclosed impact by other companies within the Company’s industry.

In February 2016, the FASB issued Accounting Standards Update No. 2016-02, Leases (“ASU 2016-02”) and issued subsequent amendments to the initial guidance in September 2017 within ASU 2017-13 (collectively, Topic 842). Topic 842 requires companies to generally recognize operating and financing lease liabilities on the balance sheet and corresponding right-of-use assets created by those leases with lease terms of more than 12 months. The Company intends to adopt Topic 842 when it becomes effective in the first quarter of fiscal 2020 using a modified retrospective approach. The Company is currently evaluating the impact of its pending adoption of Topic 842 on its consolidated financial statements and expects that most of its operating lease commitments related to the Company’s real estate portfolio will be subject to the new standard and recognized as operating lease liabilities and right-of-use assets upon adoption, which will materially increase total assets and total liabilities relative to such amounts prior to adoption.

In October 2016, the FASB issued Accounting Standards Update No. 2016-16, Income Taxes (Topic 740):  Intra-Entity Transfers of Assets Other Than Inventory (“ASU 2016-16”). The update addresses the recognition of current and deferred income taxes resulting from an intra-entity transfer of any asset other than inventory and requires companies to recognize the income tax consequences in the period in which they occur. ASU 2016-16 is effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2017 and is applied on a modified retrospective basis through a cumulative-effect adjustment directly to retained earnings as of the beginning of the period of adoption. The Company plans to adopt this update in its first quarter of fiscal 2019. The Company is finalizing its evaluation of the impact of the adoption on its consolidated financial statements and expects to recognize its previously deferred tax related intra-equity transfers to retained earnings and an overall decrease in total assets, primarily other assets. While the Company is continuing to assess the potential effects of adoption of this update, future intra-entity transfers of assets between its legal entities occurring after the adoption of the updated standard could have a material impact on the Company’s income tax expense in the period that the transfer occurs.

In March 2017, the FASB issued Accounting Standards Update 2017-07, Compensation–Retirement Benefits (Topic 715) - Improving the Presentation of Net Periodic Pension Cost and Net Periodic Postretirement Benefit Cost (“ASU 2017-07”). The new guidance requires the service cost component of net periodic benefit cost to be presented in the same income statement line item as other employee compensation costs arising from services rendered during the period, and allows only the service cost component to be eligible for capitalization in assets. Other components of the net periodic benefit cost are to be presented separately from the line item that includes the service cost and outside of any subtotal of operating income, and the line item must be appropriately described. If a separate line item is not used, the line item used in the income statement to present the other components of net benefit cost must be disclosed. The Company will adopt ASU 2017-07 when it becomes effective in its first quarter of fiscal 2019. The amendment is to be applied retrospectively. The new guidance primarily impacts the income statement presentation of net periodic benefit cost and the Company does not believe adoption of this standard will have a material impact on its consolidated financial statements including income before income taxes, but the reported amount of operating income will decrease compared to historical measurements of operating income. See Note 11 to the Company’s consolidated financial statements included in Item 15 of this Annual Report on Form 10-K for further information on the components of net periodic benefit cost.

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

In February 2018, the FASB issued Accounting Standards Update 2018-02, Income Statement–Reporting Comprehensive Income (Topic 220):-Reclassification of Certain Tax Effects from Accumulated Other Comprehensive Income (“ASU 2018-02”), which allows entities to reclassify accumulated other comprehensive income to retained earnings for stranded tax effects resulting from the Act. This update is effective for interim and annual reporting periods beginning after December 15, 2018, with early adoption permitted. The update should be applied either in the period of adoption or retrospectively to each period (or periods) in which the effect of the income tax rate change resulting from the Act is recognized. The Company is currently evaluating the impact of the adoption of ASU 2018-02 on its consolidated financial statements.

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

The following table sets forth the scheduled maturities of the Company’s debt outstanding at June 30, 2018 (dollars in millions):

	Fiscal Year
	2019	2020	2021	2022	2023	Thereafter	Total
Liabilities:
Fixed rate debt(1)	$0.4	$300.3	$0.1	$300.0	$350.0	$550.0	$1,500.8
Floating rate debt	$165.0	$—	$—	$—	$—	$—	$165.0

(1)	Excludes unamortized discounts and issuance costs.

The following table sets forth the carrying value and fair value of the Company’s debt and the average interest rates at June 30, 2018, and July 1, 2017 (dollars in millions):

	Carrying Value	Fair Value at	Carrying Value	Fair Value at
	at June 30, 2018	at June 30, 2018	at July 1, 2017	July 1, 2017
Liabilities:
Fixed rate debt(1)	$1,500.8	$1,520.4	$1,501.1	$1,576.5
Average interest rate	4.8%		4.8%
Floating rate debt	$165.0	$165.0	$291.6	$291.6
Average interest rate	2.7%		2.1%

(1)	Excludes unamortized discounts and issuance costs. Fair value was estimated primarily based upon quoted market prices for the Company’s public long-term notes.

Many of the Company’s subsidiaries purchase and sell products in currencies other than their functional currencies. This subjects the Company to the risks associated with fluctuations in foreign currency exchange rates. The Company reduces this risk by utilizing natural hedging (i.e., offsetting receivables and payables) as well as by creating offsetting positions through the use of derivative financial instruments, primarily forward foreign currency exchange contracts typically with maturities of less than sixty days (“economic hedges”), but not greater than one year. The Company continues to have exposure to foreign currency risks to the extent they are not hedged. The Company adjusts any economic hedges to fair value through the consolidated statements of operations primarily within “other (income) expense, net.” Therefore, the changes in valuation of the underlying items being economically hedged are offset by the changes in fair value of the forward foreign currency exchange contracts. A hypothetical 10% change in foreign currency exchange rates under the forward foreign currency exchange contracts outstanding at June 30, 2018 would result in an increase or decrease of approximately $60.0 million to the fair value of the forward foreign currency exchange contracts, which would generally be offset by an opposite effect on the underlying exposure being economically hedged. See Note 4 to the Company’s consolidated financial statements included in Item 15 of this Annual Report on Form 10-K for further discussion on derivative financial instruments.

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

Management’s Report on Internal Control Over Financial Reporting

The Company’s management, including its Chief Executive Officer and Chief Financial Officer, is responsible for establishing and maintaining adequate internal control over financial reporting as defined in Rules 13a-15(f) and 15(d)-15(f) under the Exchange Act. The Company’s internal control over financial reporting is designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles in the United States of America. Because of inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, controls may become inadequate because of changes in conditions, or the degree of compliance with policies or procedures may deteriorate. Management conducted an evaluation of the effectiveness of the Company’s internal control over financial reporting as of June 30, 2018. In making this assessment, management used the 2013 framework established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and concluded that the Company maintained effective internal control over financial reporting as of June 30, 2018.

The Company’s independent registered public accounting firm, KPMG LLP, has audited the effectiveness of the Company’s internal controls over financial reporting as of June 30, 2018, as stated in its audit report which is included herein.

Changes in Internal Control Over Financial Reporting

During the fourth quarter of fiscal 2018, there were no changes to the Company’s internal control over financial reporting (as defined in Rule 13a-15(f) of the Exchange Act) that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

Item 9B. Other Information

Not applicable.

PART III

Item 10. Directors, Executive Officers and Corporate Governance

The information called for by Item 10 is incorporated in this Report by reference to the Company’s definitive proxy statement relating to the Annual Meeting of Stockholders anticipated to be held on November 16, 2018.

Item 11. Executive Compensation

The information called for by Item 11 is incorporated in this Report by reference to the Company’s definitive proxy statement relating to the Annual Meeting of Stockholders anticipated to be held on November 16, 2018.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The information called for by Item 12 is incorporated in this Report by reference to the Company’s definitive proxy statement relating to the Annual Meeting of Stockholders anticipated to be held on November 16, 2018.

Item 13. Certain Relationships and Related Transactions, and Director Independence

The information called for by Item 13 is incorporated in this Report by reference to the Company’s definitive proxy statement relating to the Annual Meeting of Shareholders anticipated to be held on November 16, 2018.

Item 14. Principal Accounting Fees and Services

The information called for by Item 14 is incorporated in this Report by reference to the Company’s definitive proxy statement relating to the Annual Meeting of Stockholders anticipated to be held on November 16, 2018.

PART IV

Item 15. Exhibits and Financial Statement Schedules

a. The following documents are filed as part of this Report:

		Page

1.	Consolidated Financial Statements:

	Report of Independent Registered Public Accounting Firm	43

	Avnet, Inc. and Subsidiaries Consolidated Financial Statements:

	Consolidated Balance Sheets at June 30, 2018 and July 1, 2017	44

	Consolidated Statements of Operations for the years ended June 30, 2018, July 1, 2017 and July 2, 2016	45

	Consolidated Statements of Comprehensive Income for the years ended June 30, 2018, July 1, 2017 and July 2, 2016	46

	Consolidated Statements of Shareholders’ Equity for the years ended June 30, 2018, July 1, 2017, and July 2, 2016	47

	Consolidated Statements of Cash Flows for the years ended June 30, 2018, July 1, 2017 and July 2, 2016	48

	Notes to Consolidated Financial Statements	49

2.	Financial Statement Schedule:

	Schedule II (Valuation and Qualifying Accounts) for the years ended June 30, 2018, July 1, 2017 and July 2, 2016	79

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

AVNET, INC.
Date: August 17, 2018	By:	/s/ WILLIAM J. AMELIO
William J. Amelio
Chief Executive Officer and Director

KNOW ALL MEN BY THESE PRESENTS, that each person whose signature appears below hereby authorizes and appoints each of William J. Amelio and Thomas Liguori his or her attorneys-in-fact, for him or her in any and all capacities, to sign any amendments to this Report, and to file the same, with exhibits thereto, and other documents in connection therewith, with the Securities and Exchange Commission, hereby ratifying and confirming all that said attorneys-in-fact, or their substitute, may do or cause to be done by virtue hereof.

Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the Registrant and in the capacities indicated on August 17, 2018.

Signature	Title

/s/ WILLIAM J. AMELIO William J. Amelio	Chief Executive Officer and Director (Principal Executive Officer)

/s/ WILLIAM H. SCHUMANN, III William H. Schumann, III	Chairman of the Board and Director

/s/ RODNEY C. ADKINS Rodney C. Adkins	Director

/s/ J. VERONICA BIGGINS J. Veronica Biggins	Director

/s/ MICHAEL A. BRADLEY Michael A. Bradley	Director

/s/ R. KERRY CLARK R. Kerry Clark	Director

/s/ OLEG KHAYKIN Oleg Khaykin	Director

/s/ JAMES A. LAWRENCE James A. Lawrence	Director

/s/ AVID MODJTABAI Avid Modjtabai	Director

/s/ THOMAS LIGUORI Thomas Liguori	Chief Financial Officer (Principal Financial Officer)

/s/ KENNETH JACOBSON Kenneth Jacobson	Controller (Principal Accounting Officer)

Report of Independent Registered Public Accounting Firm

The Board of Directors and Shareholders

Avnet, Inc.:

Opinions on the Consolidated Financial Statements and Internal Control Over Financial Reporting

We have audited the accompanying consolidated balance sheets of Avnet, Inc. and subsidiaries (the “Company”) as of June 30, 2018 and July 1, 2017, the related consolidated statements of operations, comprehensive income, shareholders’ equity, and cash flows for each of the years in the three-year period ended June 30, 2018, and the related notes and financial statement schedule, (collectively, the “consolidated financial statements”). We also have audited the Company’s internal control over financial reporting as of June 30, 2018, based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of the Company as of June 30, 2018 and July 1, 2017, and the results of its operations and its cash flows for each of the years in the three-year period ended June 30, 2018, in conformity with U.S. generally accepted accounting principles. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of June 30, 2018, based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission.

Basis for Opinion

The Company’s management is responsible for these consolidated financial statements, for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management Report on Internal Control Over Financial Reporting. Our responsibility is to express an opinion on the Company’s consolidated financial statements and an opinion on the Company’s internal control over financial reporting based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (“PCAOB”) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement, whether due to error or fraud, and whether effective internal control over financial reporting was maintained in all material respects.

Our audits of the consolidated financial statements included performing procedures to assess the risks of material misstatement of the consolidated financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the consolidated financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the consolidated financial statements. Our audit of internal control over financial reporting included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk. Our audits also included performing such other procedures as we considered necessary in the circumstances. We believe that our audits provide a reasonable basis for our opinions.

Definition and Limitations of Internal Control Over Financial Reporting

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

.

/s/ KPMG LLP

We have served as the Company’s auditor since 2002.

Phoenix, Arizona

August 17, 2018

AVNET, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

	June 30,	July 1,
	2018	2017
	(Thousands, except share
	amounts)
ASSETS
Current assets:
Cash and cash equivalents	$621,125	$836,384
Marketable securities	—	281,326
Receivables, less allowances of $48,959 and $47,272, respectively	3,641,139	3,337,624
Inventories	3,141,822	2,824,709
Prepaid and other current assets	206,513	253,765
Total current assets	7,610,599	7,533,808
Property, plant and equipment, net	522,909	519,575
Goodwill	980,872	1,148,347
Intangible assets, net	219,913	277,291
Other assets	262,552	220,568
Total assets	$9,596,845	$9,699,589
LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Short-term debt	$165,380	$50,113
Accounts payable	2,269,478	1,861,635
Accrued expenses and other	534,603	542,023
Total current liabilities	2,969,461	2,453,771
Long-term debt	1,489,219	1,729,212
Other liabilities	453,084	334,538
Total liabilities	4,911,764	4,517,521
Commitments and contingencies (Note 14)
Shareholders’ equity:
Common stock $1.00 par; authorized 300,000,000 shares; issued 115,825,062 shares and 123,080,952 shares, respectively	115,825	123,081
Additional paid-in capital	1,528,713	1,503,490
Retained earnings	3,235,894	3,799,363
Accumulated other comprehensive (loss) income	(195,351)	(243,866)
Total shareholders’ equity	4,685,081	5,182,068
Total liabilities and shareholders’ equity	$9,596,845	$9,699,589

See notes to consolidated financial statements.

AVNET, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

	Years Ended
	June 30,	July 1,	July 2,
	2018	2017	2016
	(Thousands, except per share amounts)
Sales	$19,036,892	$17,439,963	$16,740,597
Cost of sales	16,509,708	15,070,521	14,662,651
Gross profit	2,527,184	2,369,442	2,077,946
Selling, general and administrative expenses	1,970,103	1,770,627	1,460,273
Goodwill impairment expense (Note 7)	181,440	—	—
Restructuring, integration and other expenses	145,125	137,415	44,761
Operating income	230,516	461,400	572,912
Other income (expense), net	17,086	(44,305)	(2,963)
Interest expense	(102,525)	(106,691)	(91,936)
Income from continuing operations before taxes	145,077	310,404	478,013
Income tax expense	287,966	47,053	87,104
Income (loss) from continuing operations, net of tax	(142,889)	263,351	390,909
Income (loss) from discontinued operations, net of tax	(13,535)	261,927	115,622
Net (loss) income	$(156,424)	$525,278	$506,531

Earnings (loss) per share - basic:
Continuing operations	$(1.19)	$2.07	$2.99
Discontinued operations	(0.11)	2.06	0.88
Net (loss) income per share basic	$(1.30)	$4.13	$3.87

Earnings (loss) per share - diluted:
Continuing operations	$(1.19)	$2.05	$2.93
Discontinued operations	(0.11)	2.03	0.87
Net (loss) income per share diluted	$(1.30)	$4.08	$3.80

Shares used to compute earnings per share:
Basic	119,909	127,032	130,858
Diluted	119,909	128,651	133,173
Cash dividends paid per common share	$0.74	$0.70	$0.68

See notes to consolidated financial statements.

AVNET, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

	Years Ended
	June 30,	July 1,	July 2,
	2018	2017	2016
	(Thousands)
Net (loss) income	$(156,424)	$525,278	$506,531
Other comprehensive (loss) income, net of tax:
Foreign currency translation and other	7,799	94,116	(45,355)
Impact of TS business divestiture (Note 3)	—	181,465	—
Pension adjustments, net	40,716	1,328	(34,382)
Total comprehensive (loss) income	$(107,909)	$802,187	$426,794

See notes to consolidated financial statements.

AVNET, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY

Years Ended June 30, 2018,  July 1, 2017 and July 2, 2016

					Accumulated
	Common	Common	Additional		Other	Total
	Stock-	Stock-	Paid-In	Retained	Comprehensive	Shareholders’
	Shares	Amount	Capital	Earnings	(Loss) Income	Equity
	(Thousands)
Balance, June 27, 2015	135,496	$135,496	$1,407,964	$3,582,599	$(441,038)	$4,685,021
Net income	—	—	—	506,531	—	506,531
Translation adjustments	—	—	—	—	(45,355)	(45,355)
Pension liability adjustments, net of tax of $21,356	—	—	—	—	(34,382)	(34,382)
Cash dividends	—	—	—	(88,594)	—	(88,594)
Repurchases of common stock	(9,270)	(9,270)	—	(368,265)	—	(377,535)
Stock-based compensation	1,151	1,151	44,449	—	—	45,600
Balance, July 2, 2016	127,377	127,377	1,452,413	3,632,271	(520,775)	4,691,286
Net income	—	—	—	525,278	—	525,278
Translation adjustments and other	—	—	—	—	275,581	275,581
Pension liability adjustments, net of tax of $1,181	—	—	—	—	1,328	1,328
Cash dividends	—	—	—	(88,657)	—	(88,657)
Repurchases of common stock	(6,355)	(6,355)	—	(269,529)	—	(275,884)
Stock-based compensation	2,059	2,059	51,077	—	—	53,136
Balance, July 1, 2017	123,081	123,081	1,503,490	3,799,363	(243,866)	5,182,068
Net (loss) income	—	—	—	(156,424)	—	(156,424)
Translation adjustments	—	—	—	—	7,799	7,799
Pension liability adjustments, net of tax of $18,187	—	—	—	—	40,716	40,716
Cash dividends	—	—	—	(88,255)	—	(88,255)
Repurchases of common stock	(8,151)	(8,151)	—	(318,790)	—	(326,941)
Stock-based compensation	895	895	25,223	—	—	26,118
Balance, June 30, 2018	115,825	$115,825	$1,528,713	$3,235,894	$(195,351)	$4,685,081

See notes to consolidated financial statements.

AVNET, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Years Ended
	June 30,	July 1,	July 2,
	2018	2017	2016
	(Thousands)
Cash flows from operating activities:
Net (loss) income	$(156,424)	$525,278	$506,531
Less: Income (loss) from discontinued operations, net of tax	(13,535)	261,927	115,622
Income (loss) from continuing operations	(142,889)	263,351	390,909

Non-cash and other reconciling items:
Depreciation	143,397	101,407	70,344
Amortization	91,475	53,953	9,246
Deferred income taxes	(87,141)	(17,705)	107,598
Stock-based compensation	23,990	47,686	56,908
Goodwill impairment expense	181,440	—
Other, net	49,383	29,104	29,379
Changes in (net of effects from businesses acquired and divested):
Receivables	(296,175)	(371,820)	191,209
Inventories	(308,663)	84,408	(416,644)
Accounts payable	409,608	163,604	(326,217)
Accrued expenses and other, net	189,060	(132,941)	(161,607)
Net cash flows provided (used) by operating activities - continuing operations	253,485	221,047	(48,875)
Net cash flows (used) provided by operating activities - discontinued operations	—	(589,738)	273,190
Net cash flows provided (used) by operating activities	253,485	(368,691)	224,315

Cash flows from financing activities:
Issuance of notes, net of issuance costs	—	296,374	541,500
Repayment of notes	—	(530,800)	(250,000)
Borrowings (repayments) under accounts receivable securitization, net	(37,000)	(588,000)	79,996
Borrowings (repayments) under senior unsecured credit facility, net	8,850	(50,029)	101,200
Borrowings (repayments) under bank credit facilities and other debt, net	(97,954)	27,877	18,695
Borrowings of term loans	—	530,756	—
Repayments of term loans	—	(511,358)	—
Repurchases of common stock	(323,516)	(275,884)	(380,943)
Dividends paid on common stock	(88,255)	(88,657)	(88,594)
Other, net	(4,018)	(1,870)	(11,448)
Net cash flows (used) provided by financing activities - continuing operations	(541,893)	(1,191,591)	10,406
Net cash flows provided by financing activities - discontinued operations	—	3,447	22,949
Net cash flows (used) provided by financing activities	(541,893)	(1,188,144)	33,355

Cash flows from investing activities:
Purchases of property, plant and equipment	(155,873)	(120,397)	(137,375)
Acquisitions of businesses, net of cash acquired (Note 2)	(15,254)	(802,744)	—
Other, net	6,653	18,656	15,574
Net cash flows used for investing activities - continuing operations	(164,474)	(904,485)	(121,801)
Net cash flows provided (used) by investing activities - discontinued operations	236,205	2,242,959	(30,712)
Net cash flows provided (used) by investing activities	71,731	1,338,474	(152,513)

Effect of currency exchange rate changes on cash and cash equivalents	1,418	23,267	(6,232)

Cash and cash equivalents:
— (decrease) increase	(215,259)	(195,094)	98,925
— at beginning of period	836,384	1,031,478	932,553
— at end of period	$621,125	$836,384	$1,031,478

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

Reclassifications — Certain prior period amounts have been reclassified to conform to the current period presentation including the presentation of discontinued operations.

Fiscal year — The Company operates on a “52/53 week” fiscal year, which ends on the Saturday closest to June 30th. Fiscal 2018 and 2017 contain 52 weeks compared to 53 weeks in fiscal 2016. Unless otherwise noted, all references to “fiscal” or any other “year” shall mean the Company’s fiscal year.

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

Depreciation, amortization and useful lives — The Company reports property, plant and equipment at cost, less accumulated depreciation. Cost includes the price paid to acquire or construct the assets, required installation costs, interest capitalized during the construction period, and any expenditure that substantially adds to the value of or substantially extends the useful life of an existing asset. Additionally, the Company capitalizes qualified costs related to software obtained or developed for internal use as a component of property, plant and equipment. Software obtained for internal use has generally been enterprise-level business operations, logistics and finance software that is customized to meet the Company’s specific operational requirements. The Company begins depreciation and amortization (“depreciation”) for property, plant and equipment when an asset is both in the location and condition for its intended use.

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

Goodwill — Goodwill represents the excess of the purchase price of acquired businesses over the estimated fair value assigned to the individual assets acquired and liabilities assumed. The Company does not amortize goodwill, but instead tests goodwill for impairment at least annually in the fourth quarter and, if necessary, records any impairment resulting from such goodwill impairment testing as a component of operating expenses. Impairment testing is performed at the reporting unit level, which is defined as the same, or one level below, an operating segment. The Company will perform an interim impairment test between required annual tests if facts and circumstances indicate that it is more likely than not that the fair value of a reporting unit that has goodwill is less than its carrying value.

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

AVNET, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Foreign currency translation — The assets and liabilities of foreign operations are translated into U.S. Dollars at the exchange rates in effect at the balance sheet date, with the related translation adjustments reported as a separate component of shareholders’ equity and comprehensive income (loss). Results of operations are translated using the average exchange rates prevailing throughout the period. Transactions denominated in currencies other than the functional currency of the Avnet subsidiaries that are party to the transactions are remeasured at exchange rates in effect at the balance sheet date or upon settlement of the transaction. Gains and losses from such remeasurements are recorded in the consolidated statements of operations as a component of “other income (expense), net.”

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

Comprehensive income (loss) — Comprehensive income (loss) represents net income for the year adjusted for certain changes in shareholders’ equity. Accumulated comprehensive income (loss) items impacting comprehensive income (loss) includes foreign currency translation and the impact of the Company’s pension liability adjustments, net of tax.

Stock-based compensation — The Company measures stock-based payments at fair value and generally recognizes the associated operating expense in the consolidated statements of operations over the requisite service period (see Note 13). A stock-based payment is considered vested for accounting expense attribution purposes when the employee’s retention of the award is no longer contingent on providing continued service. Accordingly, the Company recognizes all stock-based compensation expense for awards granted to retirement eligible employees over the period from the grant date to the date retirement eligibility is achieved, if less than the stated requisite service period. The expense attribution approach for retirement eligible employees does not affect the overall amount of compensation expense recognized, but instead accelerates the recognition of such expense.

Restructuring and exit activities — The determination of when the Company accrues for involuntary termination benefits under restructuring plans depends on whether the termination benefits are provided under an on-going benefit arrangement or under a one-time benefit arrangement. The Company accounts for on-going benefit arrangements in accordance with Accounting Standards Codification 712 (“ASC 712”) Nonretirement Postemployment Benefits and accounts for one-time benefit arrangements in accordance with ASC 420 Exit or Disposal Cost Obligations. If applicable, the Company records such costs into operating expense over the terminated employee’s future service period beyond any minimum retention period. Other costs associated with restructuring or exit activities may include contract termination costs including operating leases and impairments of long-lived assets, which are expensed in accordance with ASC 420 Exit or Disposal Cost Obligations and ASC 360 Property, Plant and Equipment, respectively.

Business combinations — The Company accounts for business acquisitions using the acquisition method of accounting and records any identifiable definite-lived intangible assets separate from goodwill. Intangible assets are recorded at their fair value based on estimates as of the date of acquisition. Goodwill is recorded as the residual amount of the purchase price consideration less the fair value assigned to the individual identifiable assets acquired and liabilities assumed as of the date of acquisition. Contingent consideration, which represents an obligation of the Company to transfer additional assets or equity interests to the former owner as part of the purchase price if specified future events occur or conditions are met, is accounted for at the acquisition date fair value either as a liability or as equity depending on the terms of the acquisition agreement.

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

Fair value — The Company measures financial assets and liabilities at fair value based upon an exit price, representing the amount that would be received from the sale of an asset or paid to transfer a liability, in an orderly transaction between market participants. ASC 820, Fair Value Measurements, requires inputs used in valuation techniques for measuring fair value on a recurring or non-recurring basis be assigned to a hierarchical level as follows: Level 1 are observable inputs that reflect quoted prices for identical assets or liabilities in active markets,  Level 2 are observable market-based inputs or unobservable inputs that are corroborated by market data and Level 3 are unobservable inputs that are not corroborated by market data. During fiscal 2018, 2017, and 2016, there were no transfers of assets measured at fair value between the three levels of the fair value hierarchy. The carrying amounts of the Company’s financial instruments, including cash and cash equivalents, receivables and accounts payable approximate their fair values at June 30, 2018 due to the short-term nature of these assets and liabilities. At June 30, 2018, and July 1, 2017, the Company had $6.1 million and $208.3 million, respectively, of cash equivalents that were measured at fair value based upon Level 1 criteria. The Company’s investments in marketable securities were also measured at fair value based upon Level 1 criteria. See Note 4 for discussion of the fair value of the Company’s derivative financial instruments, Note 8 for discussion of the fair value of the Company’s long-term debt and Note 11 for a discussion of the fair value of the Company’s pension plan assets.

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

Accounts receivable securitization — The Company has an accounts receivable securitization program whereby the Company sells certain receivables and retains a subordinated interest and servicing rights to those receivables. The securitization program does not qualify for off-balance sheet sales accounting and is accounted for as a secured financing as discussed further in Note 8.

Recently adopted accounting pronouncements — In May 2017, the FASB issued ASU 2017-09, "Compensation-Stock Compensation (Topic 718): Scope of Modification Accounting" (ASU 2017-09), which provides guidance about which changes to the terms or conditions of a share-based payment award require an entity to apply modification accounting in Topic 718. ASU 2017-09 is effective for annual periods beginning after December 15, 2017, with early adoption permitted, including adoption in any interim period for which financial statements have not yet been issued. The Company adopted this standard in its fourth quarter of fiscal 2018, which did not have an impact on its consolidated financial statements as there were no changes to terms and conditions of previously granted share-based payment awards

AVNET, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

in the period of adoption.

2. Acquisitions

Dragon Innovation

In August 2017, the Company acquired Dragon Innovation, Inc. (“Dragon”), a provider of manufacturing logistics services. The impact of this acquisition was not material to the Company’s consolidated balance sheets or consolidated statements of operations.

3. Discontinued operations

In February 2017, the Company completed the sale of its Technology Solutions (“TS”) business to Tech Data Corporation (the “Buyer”). Included in the gain on sale recorded upon completion of the sale in fiscal 2017 were estimates for additional cash consideration due from the Buyer related to a closing date net working capital sales price adjustment (the “closing date adjustment”) and income taxes owed by the Company on the gain. The income taxes payable associated with the gain are impacted by the final geographic allocation of the sales price, which must be agreed to with the Buyer after determination of the closing date adjustment. During the fourth quarter of fiscal 2018, the Company made changes to the estimated closing date adjustment based upon the expected outcome of a negotiated settlement with the Buyer being probable of occurring as of June 30, 2018. The Company also made a change in estimate to the income taxes payable on the gain. These changes in estimates in the fourth quarter of fiscal 2018 were not material and are classified within income (loss) from discontinued operations as such changes in estimates impact the gain on the sale of the TS business.

In August 2018, subsequent to the end of fiscal 2018, the Company executed a final settlement agreement with the Buyer, the terms of which were consistent with the estimates made as of June 30, 2018, resulting in a final closing date adjustment of $120.0 million and a final geographic allocation of the TS business sales price for tax reporting purposes. The incremental consideration received from the sale of the TS business will be classified as cash flow from discontinued operations investing activities in the first quarter of fiscal 2019.

The Company received 2.8 million shares of the Buyer’s common stock at closing (the “Shares”), which were recorded within “Marketable securities” on the Company’s Consolidated Balance Sheets. Unrealized and realized gains or losses due to changes in fair value based upon Level 1 quoted active market prices of the Shares are recorded in “Other income (expense), net” on the Consolidated Statements of Operations. During fiscal 2017, the Company recorded $34.1 million of unrealized gains on the shares due to changes in fair value between the closing date and July 1, 2017. The sales agreement included time based contractual restrictions related to the Company’s sale of the Shares and as such, the Company entered into economic hedges to reduce the Company’s exposure to price fluctuations of the Shares during the restricted period, which fixes the net amount that the Company will realize upon the sale of the Shares. The Company records changes in fair value related to the economic share price hedges within “Other income (expense), net”, offsetting the changes in fair value of the underlying Shares. During fiscal 2018, the Company sold all of the 2.8 million Shares and the net proceeds of $247.4 million have been included in “Cash flows from investing activities – discontinued operations.”

In connection with the sale of the TS business, the Company entered into a Transition Services Agreement (“TSA”), pursuant to which the Buyer will pay the Company to provide certain information technology, distribution, facilities, finance and human resources related services for various periods of time depending upon the services not to exceed approximately two years from the closing date. Expenses incurred by the Company to provide such services under the

AVNET, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

TSA are classified within selling, general and administrative expenses and amounts billed to the Buyer to provide such services are classified as a reduction of such expenses. As of end of fiscal 2018, the Buyer has formally terminated substantially all TSA services outside of certain minor information technology services and all remaining TSA services are expected to be terminated by the first half of fiscal 2019.

Financial results of the TS business for fiscal 2017 and fiscal 2016 including the gain on sale are presented as “Income (loss) from discontinued operations, net of tax” on the Consolidated Statements of Operations and are summarized as follows:

	Years Ended
	July 1,	July 2,
	2017	2016
	(Thousands)
Sales	$5,432,140	$9,478,682
Cost of sales	4,883,945	8,519,117
Gross profit	548,195	959,565
Selling, general and administrative expenses	430,003	710,251
Restructuring, integration and other expenses	7,280	34,557
Operating income	110,912	214,757
Interest and other expense, net	(24,291)	(22,261)
Income from discontinued operations before income taxes	86,621	192,496
Income tax expense	47,050	76,874
Income from discontinued operations, net of taxes	39,571	115,622
Gain on sales of discontinued operations, net of tax	222,356	—
Net income from discontinued operations, net of taxes	$261,927	$115,622

Included within the estimated gain on sale of $222.4 million, net of tax, recorded in fiscal 2017, was $181.5 million of expense reclassified out of accumulated comprehensive income primarily related to TS business cumulative translation adjustments.

Included within selling, general and administrative expenses of discontinued operations was $34.9 million and $47.3 million of corporate expenses specific to or benefiting the TS business for fiscal 2017 and fiscal 2016, respectively.

During fiscal 2018, the Company recorded $13.5 million of losses from discontinued operations, net of tax, of which $14.9 million related to pension settlement expenses associated with former TS employee pension withdrawals discussed further in Note 11.

4. Derivative financial instruments

Many of the Company’s subsidiaries purchase and sell products in currencies other than their functional currencies. This subjects the Company to the risks associated with fluctuations in foreign currency exchange rates. The Company reduces this risk by utilizing natural hedging (e.g., offsetting receivables and payables in the same foreign currency) as well as by creating offsetting positions through the use of derivative financial instruments, primarily forward foreign exchange contracts typically with maturities of less than 60 days (“economic hedges”), but no longer than one year. The Company continues to have exposure to foreign currency risks to the extent they are not economically hedged. The Company adjusts any economic hedges to fair value through the consolidated statements of operations primarily within

AVNET, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

“other income (expense), net.” The fair value of forward foreign exchange contracts, which are based upon Level 2 criteria under the ASC 820 fair value hierarchy, are classified in the captions “Prepaid and other current assets” or “accrued expenses and other,” as applicable, in the accompanying consolidated balance sheets as of June 30, 2018, and July 1, 2017. The Company’s master netting and other similar arrangements with various financial institutions related to derivative financial instruments allow for the right of offset. The Company’s policy is to present derivative financial instruments with the same counterparty as either a net asset or liability when the right of offset exists.

The Company generally does not hedge its investments in its foreign operations. The Company does not enter into derivative financial instruments for trading or speculative purposes and monitors the financial stability and credit standing of its counterparties.

The Company’s foreign currency exposure relates primarily to international transactions where the currency collected from customers can be different from the currency used to purchase from suppliers. The Company’s foreign operations transactions are denominated primarily in the following currencies: U.S. Dollar, Euro, British Pound, Canadian Dollar, Japanese Yen, Chinese Yuan, Taiwan Dollar and Mexican Peso. The Company also, to a lesser extent, has foreign operations transactions primarily in other European and Asia/Pacific foreign currencies.

The fair values of derivative financial instruments in the Company’s consolidated balance sheets are as follows:

	June 30,	July 1,
	2018	2017
	(Thousands)
Forward foreign currency exchange contracts not receiving hedge accounting treatment recorded in:
Other current assets	$2,259	$7,297
Accrued expenses	7,083	4,142

In addition to amounts included in the above table, there was $34.0 million of accrued expenses as of July 1, 2017, related to a derivative financial instrument used to economically hedge the fair value changes in marketable securities discussed further in Note 3.

The amount recorded to other income (expense), net related to derivative financial instruments are as follows:

	Years Ended
	June 30,	July 1,	July 2,
	2018	2017	2016
	(Thousands)
Net derivative financial instrument gain (loss)	$2,735	$(8,624)	$274

The table above excludes approximately $35.0 million of loss for fiscal 2017, of derivative financial instrument losses in other income (expenses), net, associated with foreign currency derivative financial instruments purchased to economically hedge the British Pound purchase price of the Premier Farnell acquisition and approximately $34.0 million of derivative financial instrument losses that economically hedge the unrealized gain from marketable securities, which is also classified within other income (expenses), net, as discussed further in Note 3.

AVNET, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Under the Company’s economic hedging policies, gains and losses on the derivative financial instruments are classified within the same line item in the consolidated statements of operations as the remeasurement of the underlying assets or liabilities being economically hedged.

5. Shareholders’ equity

Accumulated comprehensive (loss) income

The following table includes the balances within accumulated other comprehensive (loss) income:

	June 30,	July 1,	July 2,
	2018	2017	2016
	(Thousands)
Accumulated translation adjustments and other	$(78,848)	$(86,647)	$(362,228)
Accumulated pension liability adjustments, net of income taxes	(116,503)	(157,219)	(158,547)
Total accumulated other comprehensive (loss) income	$(195,351)	$(243,866)	$(520,775)

Amounts reclassified out of accumulated comprehensive (loss) income, net of tax, to operating expenses and discontinued operations during fiscal 2018, 2017 and 2016 substantially all related to net periodic pension costs as discussed further in Note 11 and cumulative translation adjustment from the sale of the TS business discussed further in Note 3.

Share repurchase program

In November 2017, the Company’s Board of Directors amended the Company’s existing share repurchase program to authorize the repurchase of up to $1.95 billion of common stock in the open market or through privately negotiated transactions. The timing and actual number of shares repurchased will depend on a variety of factors such as share price, corporate and regulatory requirements, and prevailing market conditions. During fiscal 2018, the Company repurchased 8.2 million shares under this program at an average market price of $40.11 per share for a total cost of $326.9 million. Repurchased shares were retired. Since the beginning of the repurchase program through the end of fiscal 2018, the Company has repurchased 45.9 million shares at an aggregate cost of $1.68 billion, and $272.1 million remains available for future repurchases under the share repurchase program.

Common stock dividend

During fiscal 2018, the Company paid dividends of $0.74 per common share and $88.3 million in total.

AVNET, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

6. Property, plant and equipment, net

Property, plant and equipment are recorded at cost and consist of the following:

	June 30, 2018	July 1, 2017
	(Thousands)
Buildings	$132,511	$136,846
Machinery, fixtures and equipment	200,231	215,155
Information technology hardware and software	677,179	630,352
Leasehold improvements	106,242	99,208
Depreciable property, plant and equipment, gross	1,116,163	1,081,561
Accumulated depreciation	(758,041)	(667,700)
Depreciable property, plant and equipment, net	358,122	413,861
Land	41,984	41,627
Construction in progress	122,803	64,087
Property, plant and equipment, net	$522,909	$519,575

Depreciation expense including accelerated depreciation related to property, plant and equipment was $143.4 million, $101.4 million and $70.3 million in fiscal 2018, 2017 and 2016, respectively. Interest expense capitalized during fiscal 2018, 2017 and 2016 was not material.

Included as a component of restructuring, integration and other expenses was  $52.9 million and $16.0 million of accelerated depreciation expense for fiscal 2018 and 2017, respectively, associated with the changes in estimates of the useful life of the Company’s existing ERP system in the Americas.

7. Goodwill and intangible assets

The following table presents the change in goodwill balances by reportable segment for fiscal year 2018.

	Electronic	Premier
	Components	Farnell	Total
	(Thousands)
Carrying value at July 1, 2017 (1)	$635,048	$513,299	$1,148,347
Additions from acquisitions	24,435	—	24,435
Impairment of goodwill	(181,440)	—	(181,440)
Foreign currency translation	936	3,202	4,138
Measurement period adjustments	720	(15,328)	(14,608)
Carrying value at June 30, 2018 (2)	$479,699	$501,173	$980,872

(1) Includes accumulated impairment of $1,045.1 million from fiscal 2009
(2) Includes accumulated impairment of $1,045.1 million from fiscal 2009 and $181.4 million from fiscal 2018

In the third quarter of fiscal 2018, in conjunction with the commencement of the Company’s annual long-term planning process, it became apparent that lower cash flows are expected from the EC Americas core reporting unit (the “Americas”) over such planning horizon compared to prior year long-term cash flow expectations. As a result of the lower expected cash flows as well as certain other factors, the Company concluded that an interim quantitative goodwill impairment test for the Americas was necessary in the third quarter of fiscal 2018.

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

As a result of the impairment testing and related fair value estimate of the Americas in the third quarter of fiscal 2018, the Company impaired goodwill in the Americas region of the EC operating group and recorded $181.4 million of goodwill impairment expense, which is classified within goodwill impairment expense in the Consolidated Statements of Operations. The $181.4 million of goodwill for the Americas primarily represented goodwill allocated from the acquisitions of Bell Micro, G2 and Round2, all of which occurred prior to fiscal 2011.

During the fourth quarter of fiscal 2018, the Company performed annual goodwill impairment testing for its remaining reporting units that have goodwill using a combination of qualitative and quantitative impairment testing and concluded that there was no impairment of goodwill. There was no impairment of goodwill in fiscal 2017 and fiscal 2016 based upon the Company’s annual impairment tests performed in the fourth quarters of fiscal 2017 and 2016.

During the first quarter of fiscal 2018, the Company finalized its estimated acquisition date fair values for assets acquired and liabilities assumed related to the Premier Farnell acquisition, which occurred in October of fiscal 2017. The impact of these measurement period adjustments resulted in a decrease to goodwill of $15.3 million, a net increase in intangible assets of $24.9 million, and an increase in other long-term liabilities of $9.6 million.

The following table presents the Company’s acquired identifiable intangible assets:

	June 30, 2018			July 1, 2017
	Acquired	Accumulated	Net Book	Acquired	Accumulated	Net Book
	Amount	Amortization	Value	Amount	Amortization	Value
	(Thousands)
Customer related	$300,126	$(148,416)	$151,710	$277,865	$(79,578)	$198,287
Trade name	54,391	(16,711)	37,680	46,915	(6,720)	40,195
Technology and other	52,793	(22,270)	30,523	50,369	(11,560)	38,809
	$407,310	$(187,397)	$219,913	$375,149	$(97,858)	$277,291

Intangible asset amortization expense was $91.5 million, $54.0 million and $9.2 million for fiscal 2018, 2017 and 2016, respectively. Intangible assets have a weighted average remaining useful life of approximately 3 years as of June 30, 2018.

AVNET, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The following table presents the estimated future amortization expense for the next five fiscal years and thereafter (in thousands):

Fiscal Year
2019	$83,412
2020	81,201
2021	39,137
2022	12,336
2023	3,595
Thereafter	232
Total	$219,913

8. Debt

Short-term debt consists of the following (in thousands):

	June 30, 2018	July 1, 2017	June 30, 2018	July 1, 2017
	Interest Rate		Carrying Balance
Bank credit facilities and other	2.91%	2.27%	$60,380	$50,113
Accounts receivable securitization program	2.63%	—	105,000	—
Short-term debt			$165,380	$50,113

Bank credit facilities and other consist of various committed and uncommitted lines of credit and other forms of bank debt with financial institutions utilized primarily to support the working capital requirements of the Company including its foreign operations.

The Company has an accounts receivable securitization program (the “Program”) in the United States with a group of financial institutions to allow the Company to transfer, on an ongoing revolving basis, an undivided interest in a designated pool of trade accounts receivable, to provide security or collateral for borrowings up to a maximum of $400.0 million. The Program does not qualify for off-balance sheet accounting treatment and any borrowings under the Program are recorded as debt in the consolidated balance sheets. Under the Program, the Company legally sells and isolates certain U.S. trade accounts receivable into a wholly owned and consolidated bankruptcy remote special purpose entity. Such receivables, which are recorded within “Receivables” in the consolidated balance sheets, totaled $790.5 million and $807.5 million at June 30, 2018, and July 1, 2017, respectively. The Program contains certain covenants relating to the quality of the receivables sold. The Program also requires the Company to maintain certain minimum interest coverage and leverage ratios, which the Company was in compliance with as of June 30, 2018. The Program expires in August 2018 and as a result the Company has classified outstanding balances as short-term debt as of June 30, 2018. There were $105.0 million in borrowings outstanding under the Program as of June 30, 2018, and $142.0 million as of July 1, 2017. Interest on borrowings is calculated using a base rate or a commercial paper rate plus a spread of 0.40%. The facility fee is 0.40%.

In August 2018, subsequent to the end of fiscal 2018, the Company amended and extended the Program for a two-year term that expires in August 2020. The maximum borrowings of the Program increased to $500.0 million with interest on borrowings being calculated using a one-month LIBOR rate plus a spread of 0.75%. The facility fee on the unused balance of the facility is up to 0.35%. The Program continues to require the same historical financial covenants related to minimum interest coverage and leverage ratios.

AVNET, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Long-term debt consists of the following (in thousands):

	June 30, 2018	July 1, 2017	June 30, 2018	July 1, 2017
	Interest Rate		Carrying Balance
Revolving credit facilities:
Accounts receivable securitization program	—	1.53%	$—	$142,000
Credit Facility	—	2.77%	—	99,970
Public notes due:
June 2020	5.88%	5.88%	300,000	300,000
December 2021	3.75%	3.75%	300,000	300,000
December 2022	4.88%	4.88%	350,000	350,000
April 2026	4.63%	4.63%	550,000	550,000
Other long-term debt	1.26%	1.36%	383	642
Long-term debt before discount and debt issuance costs			1,500,383	1,742,612
Discount and debt issuance costs – unamortized			(11,164)	(13,400)
Long-term debt			$1,489,219	$1,729,212

In June 2018, the Company  amended the five-year $1.25 billion senior unsecured revolving credit facility (the “Credit Facility”) with a syndicate of banks, consisting of revolving credit facilities and the issuance of up to $200.0 million of letters of credit and up to $300.0 million of loans in certain approved currencies, which expires in June 2023. Subject to certain conditions, the Credit Facility may be increased up to $1.50 billion. Under the Credit Facility, the Company may select from various interest rate options, currencies and maturities. The Credit Facility contains certain covenants including various limitations on debt incurrence, share repurchases, dividends, investments and capital expenditures. The Credit Facility also includes financial covenants requiring the Company to maintain minimum interest coverage and leverage ratios, which the Company was in compliance with as of June 30, 2018. At June 30, 2018 and July 1, 2017 there were $2.0 million and $3.1 million, respectively, in letters of credit issued under the Credit Facility.

Aggregate debt maturities for the next five fiscal years and thereafter are as follows (in thousands):

2019	$165,380
2020	300,241
2021	102
2022	300,027
2023	350,013
Thereafter	550,000
Subtotal	1,665,763
Discount and debt issuance costs – unamortized	(11,164)
Total debt	$1,654,599

At June 30, 2018, the carrying value and fair value of the Company’s debt was $1.65 billion and $1.67 billion, respectively. At July 1, 2017, the carrying value and fair value of the Company’s debt was $1.78 billion and $1.85 billion, respectively. Fair value for the public notes was estimated based upon quoted market prices and for other debt instruments fair value approximates carrying value due to the market based variable nature of the interest rates on those debt facilities.

AVNET, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

9. Accrued expenses and other

Accrued expenses and other consist of the following:

	June 30, 2018	July 1, 2017
	(Thousands)
Accrued salaries and benefits	$220,245	$205,979
Accrued operating costs	98,801	104,747
Accrued interest and banking costs	16,505	47,481
Accrued restructuring costs	29,225	16,996
Accrued income taxes	108,386	61,552
Accrued property, plant and equipment	23,400	6,491
Accrued other	38,041	98,777
Total accrued expenses and other	$534,603	$542,023

10. Income taxes

The components of income tax expense (“tax provision”) are included in the table below. The tax provision for deferred income taxes results from temporary differences arising primarily from net operating losses, inventories valuation, receivables valuation, certain accrued amounts and depreciation and amortization, net of any changes to valuation allowances.

	Years Ended
	June 30, 2018	July 1, 2017	July 2, 2016
	(Thousands)
Current:
Federal	$255,810	$(45,351)	$(16,934)
State and local	(3,174)	4,209	(33)
Foreign	104,156	106,441	92,033
Total current taxes	356,792	65,299	75,066
Deferred:
Federal	(70,172)	(30,025)	5,573
State and local	(10,551)	(3,934)	1,351
Foreign	11,897	15,713	5,114
Total deferred taxes	(68,826)	(18,246)	12,038
Income tax expense	$287,966	$47,053	$87,104

The tax provision is computed based upon income from continuing operations before income taxes from both U.S. and foreign operations. U.S. income (loss) from continuing operations before income taxes was $(385.1) million, $(174.3) million and $(2.7) million, in fiscal 2018, 2017 and 2016, respectively, and foreign income from continuing operations before income taxes was $530.2 million, $484.7 million and $480.7 million in fiscal 2018, 2017 and 2016, respectively.

See further discussion related to income tax expense for discontinued operations in Note 3.

On December 22, 2017 the U.S. federal government enacted tax legislation (the “Act”) which includes provisions to lower the corporate income tax rate from 35% to 21%, impose new taxes on certain foreign earnings, limit deductibility of certain U.S. costs and levy a one-time deemed repatriation tax on accumulated offshore earnings, among other provisions. The law is subject to interpretation and implementation guidance by both federal and state tax authorities, as well as amendments and technical corrections.

AVNET, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

As a fiscal year-end taxpayer, certain provisions of the Act began to impact the Company in the second quarter of fiscal 2018, while other provisions will impact the Company beginning in fiscal 2019. The corporate tax rate reduction is effective as of January 1, 2018, resulting in a 2018 federal statutory rate of 28.0% for the Company’s fiscal 2018.

During the third quarter of fiscal 2018, the Company recorded a provisional amount for the one-time mandatory deemed repatriation tax liability (the “transition tax”) of $230.0 million of which $22.0 million is classified as a current income tax liability. The Company will continue to refine the provisional amount under Staff Accounting Bulletin 118 (“SAB 118”) during the measurement period due to substantiation of foreign-based earnings and profits and foreign tax credits and the utilization of those foreign tax credits. Additionally, new guidance from regulators, interpretation of the law, and refinement of the Company’s estimates from ongoing analysis of tax positions may change the provisional amounts recorded. Any changes in the provisional amount recorded will be reflected in income tax expense in the period they are identified, and may be material.

During the second quarter of fiscal year 2018, the Company recorded a provisional amount related to the remeasurement of deferred taxes at the new expected tax rates. In the fourth quarter of fiscal 2018, the Company revised the estimated impact to $6.0 million. This estimate is provisional as the Company continues to analyze the impacts of the Act, including state income tax conformity considerations.

The Company continues to evaluate the impact of the Act including the Company’s historical assertion related to ASC 740 Income Taxes unremitted earnings. The Company has not changed its historical assertion as of June 30, 2018 that its ASC 740 unremitted earnings are permanently reinvested. The Company believes any unrecorded liabilities related to this assertion are not material.

Reconciliations of the federal statutory tax rate to the effective tax rates are as follows:

	Years Ended
	June 30, 2018	July 1, 2017	July 2, 2016
U.S. federal statutory rate	28.0%	35.0%	35.0%
State and local income taxes, net of federal benefit	(6.1)	(1.7)	0.3
Foreign tax rates, net of valuation allowances	(23.5)	(23.5)	(12.7)
Establishment/(release) of valuation allowance, net of U.S. tax expense	(0.1)	1.3	(1.7)
Change in contingency reserves	(7.4)	3.6	(2.5)
Tax audit settlements	4.5	0.1	(0.7)
Impact of the Act - transition tax	158.5	—	—
Impact of the Act - deferred tax effects	4.2	—	—
Goodwill impairment	35.1	—	—
Other, net	5.3	0.4	0.5
Effective tax rate - continuing operations	198.5%	15.2%	18.2%

Foreign tax rates represents the impact of the difference between foreign rates and U.S. federal statutory rates applied to foreign income or loss and also includes the impact of valuation allowances established against the Company’s otherwise realizable foreign deferred tax assets, which are primarily net operating loss carry-forwards.

AVNET, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Avnet’s effective tax rate on income before income taxes from continuing operations was 198.5% in fiscal 2018 as compared with an effective tax rate of 15.2% in fiscal 2017. Included in the fiscal 2018 effective tax rate is a net tax benefit of $34.1 million related to the mix of income in lower tax jurisdictions. The fiscal 2018 effective tax rate is higher than the fiscal 2017 effective tax rate due to the favorable mix of income, offset by tax expense from the transition tax and the goodwill impairment which was not tax deductible.

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

The significant components of deferred tax assets and liabilities, included in “other assets” and “other liabilities” on the consolidated balance sheets, are as follows:

	June 30,	July 1,
	2018	2017
	(Thousands)
Deferred tax assets:
Federal, state and foreign net operating loss carry-forwards	$296,282	$269,576
Inventories valuation	26,125	30,330
Receivables valuation	8,332	9,209
Various accrued liabilities and other	39,419	46,922
	370,158	356,037
Less — valuation allowances	(239,483)	(241,687)
	130,675	114,350
Deferred tax liabilities:
Depreciation and amortization of property, plant and equipment	(84,250)	(152,101)
Net deferred tax assets (liabilities)	$46,425	$(37,751)

In addition to net deferred tax assets (liabilities), the Company also has $70.1 million and $90.4 million of income tax related deferred charges included as a component of “other assets” in the consolidated balance sheets as of June 30, 2018, and July 1, 2017, respectively.

The change in valuation allowances in fiscal 2018 from fiscal 2017 was primarily due to the expiration of $4.0 million of losses with a related valuation allowance.

AVNET, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

As of June 30, 2018, the Company had net operating and capital loss carry-forwards of approximately $1.23 billion, of which $40.0 million will expire during fiscal 2019 and fiscal 2020, substantially all of which have full valuation allowances, $87.2 million have expiration dates ranging from fiscal 2021 to fiscal 2038, and the remaining $1.10 billion have no expiration date. The carrying value of the Company’s net operating and capital loss carry-forwards is dependent upon the Company’s ability to generate sufficient future taxable income in certain foreign tax jurisdictions. In addition, the Company considers historic levels and types of income or losses, expectations and risk associated with estimates of future taxable income and ongoing prudent and feasible tax planning strategies in assessing the need for valuation allowances.

Estimated liabilities for unrecognized tax benefits are included in “accrued expenses and other” and “other liabilities” on the consolidated balance sheets. These contingent liabilities relate to various tax matters that result from uncertainties in the application of complex income tax regulations in the numerous jurisdictions in which the Company operates. As of June 30, 2018, unrecognized tax benefits were $106.6 million. The estimated liability for unrecognized tax benefits included accrued interest expense and penalties of $22.2 million and $15.3 million, net of applicable state tax benefits, as of the end of fiscal 2018 and 2017, respectively.

Reconciliations of the beginning and ending liability balances for unrecognized tax benefits are as follows:

	June 30, 2018	July 1, 2017
	(Thousands)
Balance at beginning of year	$106,786	$58,830
Additions for tax positions taken in prior periods, including interest	22,362	10,476
Reductions for tax positions taken in prior periods, including interest	(18,753)	(5,656)
Additions for tax positions taken in current period	13,476	13,659
Reductions related to settlements with taxing authorities	(6,674)	(203)
Reductions related to the lapse of applicable statutes of limitations	(14,355)	(5,790)
Adjustments related to foreign currency translation	673	2,772
Activity of discontinued operations	—	10,864
Additions from acquisitions	3,089	21,834
Balance at end of year	$106,604	$106,786

The evaluation of income tax positions requires management to estimate the ability of the Company to sustain its position and estimate the final benefit to the Company. To the extent that these estimates do not reflect the actual outcome there could be an impact on the consolidated financial statements in the period in which the position is settled, the applicable statutes of limitations expire or new information becomes available as the impact of these events are recognized in the period in which they occur. It is difficult to estimate the period in which the amount of a tax position will change as settlement may include administrative and legal proceedings whose timing the Company cannot control. The effects of settling tax positions with tax authorities and statute expirations may significantly impact the estimate for unrecognized tax benefits. Within the next twelve months, the Company estimates that approximately $35.8 million of these liabilities for unrecognized tax benefits will be settled by the expiration of the statutes of limitations or through agreement with the tax authorities for tax positions related to valuation matters and positions related to acquired entities. The expected cash payment related to the settlement of these contingencies is approximately $9.9 million.

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

Jurisdiction	Fiscal Year
United States (Federal and state)	2014 - 2018
Taiwan	2013 - 2018
Hong Kong	2012 - 2018
Germany	2010 - 2018
Singapore	2008 - 2018
Belgium	2015 - 2018
United Kingdom	2016 - 2018
Canada	2011 - 2018

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

11. Pension and retirement plans

Pension Plan

The Company’s principal defined benefit plan is a noncontributory defined benefit pension plan covering substantially all U.S. Employees (the “Plan”). In connection with the Company’s acquisition of Premier Farnell (“PF”) in fiscal 2017, the Company assumed all of PF’s defined benefit obligations and related plan assets, including a closed noncontributory defined benefit pension plan in the U.S., which was merged with the Plan in January 2018.

The Company’s Plan meets the definition of a defined benefit plan and as a result, the Company applies ASC 715 pension accounting to the Plan. The Plan is a cash balance plan that is similar in nature to a defined contribution plan in that a participant’s benefit is defined in terms of stated account balances. The cash balance plan provides the Company with the benefit of applying any earnings on the Plan’s investments beyond the fixed return provided to participants, toward the Company’s future cash funding obligations. Employees are eligible to participate in the Plan following the first year of service during which they worked at least 1,000 hours.

The Plan provides defined benefits pursuant to a cash balance feature whereby a participant accumulates a benefit based upon a percentage of current salary, which varies with age, and interest credits. The Company uses its fiscal year end as the measurement date for determining pension expense and benefit obligations for each fiscal year.

AVNET, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The following table outlines changes in benefit obligations, plan assets and the funded status of the Plan as of the end of fiscal 2018 and 2017:

	June 30,	July 1,
	2018	2017
	(Thousands)
Changes in benefit obligations:
Benefit obligations at beginning of year	$772,068	$588,511
Acquired benefit obligations	—	165,046
Service cost	15,834	29,623
Interest cost	23,732	19,323
Actuarial (gain) loss	(35,560)	15,686
Benefits paid	(23,499)	(46,121)
Settlements paid	(67,415)	—
Benefit obligations at end of year	$685,160	$772,068
Changes in plan assets:
Fair value of plan assets at beginning of year	$699,365	$516,089
Acquired plan assets	—	144,238
Actual return on plan assets	34,587	51,409
Benefits paid	(23,499)	(46,121)
Settlements paid	(67,415)	—
Contributions	16,000	33,750
Fair value of plan assets at end of year	$659,038	$699,365
Funded status of the plan recognized as a non-current liability	$(26,122)	$(72,703)

Amounts recognized in accumulated other comprehensive income:
Unrecognized net actuarial losses	$182,633	$234,863
Unamortized prior service cost (credit)	857	(691)
	$183,490	$234,172
Other changes in plan assets and benefit obligations recognized in other comprehensive income:
Net actuarial (gain) loss	$(15,461)	$9,744
Amortization of net actuarial losses	(14,404)	(14,440)
Amortization of prior service credits	1,573	1,573
Settlement expenses	(22,365)	—
Curtailment recognition of prior service credit	—	614
	$(50,657)	$(2,509)

Included in accumulated other comprehensive (loss) income at June 30, 2018 is a before tax expense of $182.6 million of net actuarial losses that have not yet been recognized in net periodic pension cost, of which $10.0 million is expected to be recognized as a component of net periodic pension cost during fiscal 2019. Also included is a before tax net cost of $0.9 million of prior service credits that have not yet been recognized in net periodic pension costs, of which $1.6 million is expected to be recognized as a component of net periodic pension costs during fiscal 2019.

In connection with the sale of the TS business, a significant number of former employees became terminated vested employees under the Plan. During fiscal 2018, the aggregate amount of former employee withdrawals from the Plan exceeded the pension accounting settlement threshold for fiscal 2018, which required a settlement expense under ASC 715

AVNET, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

pension accounting. As a result, the Company recognized a $22.4 million of pension settlement expenses before taxes and $14.9 million after taxes in fiscal 2018, respectively, classified within income (loss) from discontinued operations.

Assumptions used to calculate actuarial present values of benefit obligations are as follows:

	2018	2017
Discount rate	4.2%	3.8%

The discount rate selected by the Company for the Plan reflects the current rate at which the underlying liability could be settled at the measurement date as of June 30, 2018. The estimated discount rate in fiscal 2018 and fiscal 2017 was based on the spot yield curve approach, which applies the individual spot rates from a highly rated bond yield curve to each future year’s estimated cash flows.

Assumptions used to determine net benefit costs are as follows:

	2018	2017
Discount rate	3.4%	3.3%
Expected return on plan assets	8.0%	8.0%

Components of net periodic pension cost from continuing and discontinued operations during the last three fiscal years are as follows:

	Years Ended
	June 30,	July 1,	July 2,
	2018	2017 (1)	2016 (1)
	(Thousands)
Service cost	$15,834	$29,623	$39,740
Interest cost	23,732	19,323	21,310
Expected return on plan assets	(54,686)	(49,279)	(40,285)
Amortization of prior service credits	(1,573)	(1,573)	(1,573)
Recognized net actuarial loss	14,404	14,440	12,731
Curtailment recognition of prior service credit	—	(614)	—
Pension settlement charge	22,365	—	—
Net periodic pension cost	$20,076	$11,920	$31,923

(1)	Includes discontinued operations

The Company made $16.0 million and $33.8 million of contributions in fiscal 2018 and fiscal 2017, respectively, and expects to make approximately $16.0 million of contributions in fiscal 2019.

AVNET, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Benefit payments are expected to be paid to Plan participants as follows for the next five fiscal years and the aggregate for the five years thereafter (in thousands):

2019	$42,457
2020	37,292
2021	40,034
2022	44,000
2023	46,160
2024 through 2028	256,003

The Plan’s assets are held in trust and were allocated as follows as of the measurement date at the end of fiscal 2018 and 2017:

	2018	2017
Equity securities	60%	50%
Fixed income debt securities	39%	50%
Cash and cash equivalents	1%	—%

The general investment objectives of the Plan are to maximize returns through a diversified investment portfolio in order to earn annualized returns that meet the long-term cost of funding the Plan’s pension obligations while maintaining reasonable and prudent levels of risk. The target rate of return on the Plan’s assets is currently 8.0%, which represents the average rate of earnings expected on the funds invested or to be invested to provide for the benefits included in the benefit obligation based upon the targeted investment allocations. This assumption has been determined by combining expectations regarding future rates of return for the investment portfolio along with the historical and expected distribution of investments by asset class and the historical rates of return for each of those asset classes. The mix of equity securities is typically diversified to obtain a blend of domestic and international investments covering multiple industries. The Plan’s assets do not include any material investments in Avnet common stock. The Plan’s investments in debt securities are also diversified across both public and private fixed income securities with varying maturities. As of June 30, 2018, the Company’s target allocation for the Plan’s investment portfolio is for equity securities, both domestic and international, to represent approximately 60% of the portfolio. The majority of the remaining portfolio of investments is to be invested in fixed income debt securities with various maturities.

The following table sets forth the fair value of the Plan’s investments as of June 30, 2018:

	Level 1	Level 2	Level 3	Total
	(Thousands)
Cash and cash equivalents	$7,291	$—	$—	$7,291
Equities:
U.S. common stocks	—	262,066	—	262,066
International common stocks	—	133,564	—	133,564
Fixed Income:
U.S. government agencies	—	96,414	—	96,414
U.S. and international corporate bonds	—	133,645	—	133,645
Other	—	26,058	—	26,058
Total	$7,291	$651,747	$—	$659,038

AVNET, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The following table sets forth the fair value of the Plan’s investments as of July 1, 2017:

	Level 1	Level 2	Level 3	Total
	(Thousands)
Cash and cash equivalents	$1,481	$—	$—	$1,481
Equities:
U.S. common stocks	—	221,003	—	221,003
International common stocks	—	117,392	—	117,392
Fixed Income:
U.S. government agencies	—	105,227	—	105,227
International government agencies	—	14,366	—	14,366
U.S. corporate bonds	—	214,024	—	214,024
Other	—	25,872	—	25,872
Total	$1,481	$697,884	$—	$699,365

The fair value of the Plan’s investments in equity and fixed income investments are stated at unit value, or the equivalent of net asset value, which is a practical expedient for estimating the fair values of those investments. Each of these investments may be redeemed daily without notice and there were no material unfunded commitments as of June 30, 2018.

12. Operating leases

The Company leases many of its operating facilities and is also committed under lease agreements for transportation and operating equipment. Rent expense charged to operating expenses during the last three fiscal years is as follows:

	Years Ended
	June 30,	July 1,	July 2,
	2018	2017	2016
	(Thousands)
Rent expense under operating leases	$75,006	$71,814	$66,702

The aggregate future minimum operating lease commitments, principally for office and warehouse space, in fiscal 2019 through 2023 and thereafter, are as follows (in thousands):

2019	$73,667
2020	56,182
2021	42,211
2022	34,688
2023	28,196
Thereafter	82,174
Total	$317,118

AVNET, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

13. Stock-based compensation

The Company measures all stock-based payments at fair value and recognizes related expense within operating expenses in the consolidated statements of operations over the requisite service period (generally the vesting period). During fiscal 2018, 2017, and 2016, the Company recorded stock-based compensation expense of $24.0 million, $53.9 million, and $56.9 million, respectively, for all forms of stock-based compensation awards. Included in the fiscal 2017 expense was $6.2 million of stock-based compensation related to discontinued operations and the divestiture of the TS business discussed further in Note 3.

Stock plan

At June 30, 2018, the Company had 9.3 million shares of common stock reserved for stock-based payments, which consisted of 2.3 million shares for unvested or unexercised stock options, 5.4 million shares available for stock-based awards under plans approved by shareholders, 1.5 million shares for restricted stock units and performance share units granted but not yet vested, and 0.1 million shares available for future purchases under the Company’s Employee Stock Purchase Plan.

Stock options

Service based stock option grants have a contractual life of ten years, vest in 25% increments on each anniversary of the grant date, commencing with the first anniversary, and require an exercise price of 100% of the fair market value of common stock at the date of grant. Stock-based compensation expense associated with all stock options during fiscal 2018, 2017 and 2016 was $(0.2) million, $5.8 million and $4.2 million, respectively.

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

	Years Ended
	June 30,	July 1,	July 2,
	2018	2017	2016
Expected term (years)	6.0	6.0	6.0
Risk-free interest rate	2.0%	1.9%	1.7%
Weighted average volatility	26.3%	27.9%	29.7%
Dividend yield	2.0%	1.5%	1.9%

AVNET, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The following is a summary of the changes in outstanding options for fiscal 2018:

		Weighted	Weighted Average
		Average	Remaining
	Shares	Exercise Price	Contractual Life
Outstanding at July 1, 2017	2,714,506	$40.51	82 Months
Granted	303,792	37.02	110 Months
Exercised	(405,737)	33.23	27 Months
Forfeited or expired	(290,774)	43.62	95 Months
Outstanding at June 30, 2018	2,321,787	$40.93	79 Months
Exercisable at June 30, 2018	866,553	$35.62	49 Months

The weighted-average grant-date fair values of stock options granted during fiscal 2018, 2017 and 2016 were $8.33, $9.46 and $10.69, respectively.

At June 30, 2018, the aggregate intrinsic value of all outstanding stock option awards was $8.4 million and all exercisable stock option awards was $6.4 million.

The following is a summary of the changes in non-vested stock options for the fiscal year 2018:

		Weighted
		Average
		Grant-Date
	Shares	Fair Value
Non-vested stock options at July 1, 2017	1,678,763	$11.56
Granted	303,792	8.33
Vested	(288,461)	12.32
Forfeited	(238,860)	9.66
Non-vested stock options at June 30, 2018	1,455,234	$11.05

As of June 30, 2018, there was $2.1 million of total unrecognized compensation cost related to stock options, which is expected to be recognized over a weighted-average period of 1.6 years. The total fair value of stock options vested, as of the vesting dates, during fiscal 2018, 2017 and 2016 were $3.6 million, $3.3 million and $4.6 million, respectively.

Cash received from stock option exercises during fiscal 2018, 2017, and 2016 totaled $9.2 million, $25.2 million, and $0.8 million, respectively. The impact of these cash receipts is included in “Other, net” within financing activities in the accompanying consolidated statements of cash flows.

Restricted stock units

Delivery of restricted stock units, and the associated compensation expense, is recognized over the vesting period and is generally subject to the employee’s continued service to the Company, except for employees who are retirement eligible under the terms of the restricted stock units. As of June 30, 2018, 1.0 million shares previously awarded have not yet vested. Stock-based compensation expense associated with restricted stock units was $23.0 million, $42.4 million and $43.9 million for fiscal years 2018, 2017 and 2016, respectively.

AVNET, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The following is a summary of the changes in non-vested restricted stock units during fiscal 2018:

		Weighted
		Average
		Grant-Date
	Shares	Fair Value
Non-vested restricted stock units at July 1, 2017	1,016,028	$40.93
Granted	800,448	35.97
Vested	(662,222)	39.29
Forfeited	(118,094)	37.91
Non-vested restricted stock units at June 30, 2018	1,036,160	$38.48

As of June 30, 2018, there was $21.5 million of total unrecognized compensation expense related to non-vested restricted stock units, which is expected to be recognized over a weighted-average period of 2.2 years. The total fair value of restricted stock units vested during fiscal 2018, 2017 and 2016 was $26.0 million, $54.6 million and $42.5 million, respectively.

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

During each of fiscal 2018, 2017 and 2016, the Company granted 0.2 million performance share units. The actual amount of performance share units vested at the end of each three-year period is measured based upon the actual level of achievement of the defined performance goals and can range from 0% to 200% of the award grant. During fiscal 2018, 2017 and 2016, the Company recognized stock-based compensation expense associated with the Performance Share Program of $0.2 million, $4.6 million and $7.6 million, respectively.

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

As of June 30, 2018 and July 1, 2017, the Company had aggregate estimated liabilities of $14.2 million, classified within accrued expenses and other for such compliance-related matters that were reasonably estimable as of such dates.

15. Earnings per share

	Years Ended
	June 30,	July 1,	July 2,
	2018	2017	2016
	(Thousands, except per share data)
Numerator:
Income (loss) from continuing operations	$(142,889)	$263,351	$390,909
Income (loss) from discontinued operations	(13,535)	261,927	115,622
Net (loss) income	$(156,424)	$525,278	$506,531

Denominator:
Weighted average common shares for basic earnings per share	119,909	127,032	130,858
Net effect of dilutive stock based compensation awards	—	1,619	2,315
Weighted average common shares for diluted earnings per share	119,909	128,651	133,173
Basic earnings (loss) per share - continuing operations	$(1.19)	$2.07	$2.99
Basic earnings (loss) per share - discontinued operations	(0.11)	2.06	0.88
Basic earnings (loss) per share	$(1.30)	$4.13	$3.87
Diluted earnings (loss) per share - continuing operations	$(1.19)	$2.05	$2.93
Diluted earnings (loss) per share - discontinued operations	(0.11)	2.03	0.87
Diluted earnings (loss) per share	$(1.30)	$4.08	$3.80
Stock options excluded from earnings per share calculation due to anti-dilutive effect	1,495	1,038	378

For the fiscal year ended June 30, 2018, the diluted net loss per share is the same as the basis net loss per share as the effect of 1,125,877 potential common shares would be anti-dilutive.

AVNET, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

16. Additional cash flow information

The “Other, net” component of non-cash and other reconciling items within operating activities in the consolidated statements of cash flows consisted of the following during the last three fiscal years:

	June 30,	July 1,	July 2,
	2018	2017	2016
	(Thousands)
Provision for doubtful accounts receivable	$6,033	$10,741	$7,776
Periodic pension cost	26,057	10,071	23,386
Other, net	17,293	8,292	(1,783)
Total	$49,383	$29,104	$29,379

Non-cash investing and financing activities and supplemental cash flow information were as follows:

	Years Ended
	June 30,	July 1,	July 2,
	2018	2017	2016
	(Thousands)
Non-cash Investing Activities:
Capital expenditures incurred but not paid	$23,400	$6,490	$12,801
Non-cash Financing Activities:
Unsettled share repurchases	$3,425	$—	$—
Supplemental Cash Flow Information:
Interest	$99,929	$116,085	$112,557
Income taxes	113,130	404,497	48,093

The Company includes book overdrafts as part of accounts payable on its consolidated balance sheets and reflects changes in such balances as part of cash flows from operating activities in its consolidated statements of cash flows.

17. Segment information

Electronic Components (“EC”) and Premier Farnell (“PF”) are the Company’s reportable segments (“operating groups”). EC markets and sells semiconductors and interconnect, passive and electromechanical devices and integrated components to a diverse customer base serving many end-markets. PF was acquired in fiscal 2017 and distributes electronic components and related products to the electronic system design community utilizing multi-channel sales and marketing resources.

AVNET, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

	Years Ended
	June 30,	July 1,	July 2,
	2018	2017	2016
	(Millions)
Sales:
Electronic Components	$17,543.6	$16,474.1	$16,740.6
Premier Farnell	1,493.3	965.9	—
	$19,036.9	$17,440.0	$16,740.6
Operating income (loss):
Electronic Components	$587.3	$661.0	$728.7
Premier Farnell	160.8	99.8	—
	748.1	760.8	728.7
Corporate (1)	(99.2)	(107.5)	(101.2)
Restructuring, integration and other expenses	(145.1)	(137.4)	(44.8)
Goodwill impairment	(181.4)	—	—
Amortization of acquired intangible assets and other	(91.9)	(54.5)	(9.8)
	$230.5	$461.4	$572.9
Assets:
Electronic Components	$7,510.1	$7,126.0	$7,163.1
Premier Farnell	1,598.7	1,489.6	—
Corporate (1)	488.0	1,084.0	608.8
Discontinued operations	—	—	3,467.9
	$9,596.8	$9,699.6	$11,239.8
Capital expenditures:
Electronic Components	$127.5	$81.6	$100.9
Premier Farnell	19.1	15.7	—
Corporate (1)	9.3	23.1	36.5
	$155.9	$120.4	$137.4
Depreciation & amortization expense:
Electronic Components	$133.3	$64.4	$44.9
Premier Farnell	94.5	53.7	—
Corporate (1)	7.1	37.3	34.7
	$234.9	$155.4	$79.6
Sales, by geographic area:
Americas(2)	$5,011.4	$5,163.9	$4,801.3
EMEA(3)	6,790.9	5,912.9	5,103.0
Asia/Pacific(4)	7,234.6	6,363.2	6,836.3
	$19,036.9	$17,440.0	$16,740.6
Property, plant and equipment, net, by geographic area:
Americas(5)	$276.2	$296.1	$303.3
EMEA(6)	204.8	186.1	129.6
Asia/Pacific	41.9	37.4	20.3
	$522.9	$519.6	$453.2

(1)

Corporate is not a reportable segment and represents certain centrally incurred overhead expenses and assets that are not included in the EC and PF measures of profitability or assets. Corporate amounts represent a reconciling item between segment measures of profitability and total Avnet amounts reported in the consolidated financial statements.

AVNET, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

(2)	Includes sales in the United States of $4.64 billion, $4.80 billion and $4.48 billion for fiscal 2018, 2017 and 2016, respectively.
(3)

Includes sales in Germany and Belgium of $2.66 billion and $1.08 billion, respectively, for fiscal 2018. Includes sales in Germany and Belgium of $2.29 billion and $930.3 million, respectively, for fiscal 2017. Includes sales in Germany and Belgium of $2.13 billion and $740.6 million, respectively, for fiscal 2016.

(4)

Includes sales of $2.71 billion, $2.63 billion and $949.5 million in Taiwan, China (including Hong Kong) and Singapore, respectively, for fiscal 2018. Includes sales of $2.18 billion, $2.45 billion and $928.4 million in Taiwan, China (including Hong Kong) and Singapore, respectively, for fiscal 2017. Includes sales of $2.86 billion, $2.44 billion and $903.0 million in Taiwan, China (including Hong Kong) and Singapore, respectively, for fiscal 2016.

(5)	Includes property, plant and equipment, net, of $271.4 million, $289.1 million and $297.1 million in the United States for fiscal 2018, 2017 and 2016, respectively.
(6)

Includes property, plant and equipment, net, of $99.4 million, $52.5 million and $43.4 million in Germany, the UK and Belgium, respectively, for fiscal 2018. Fiscal 2017 includes property, plant and equipment, net, of $85.6 million,  $52.1 million and $39.8 million in Germany, the UK and Belgium, respectively. Fiscal 2016 includes property, plant and equipment, net, of $72.5 million in Germany and $40.0 million in Belgium.

Listed in the table below are the Company’s major product categories and the related sales for each of the past three fiscal years:

	Years Ended
	June 30,	July 1,	July 2,
	2018	2017	2016
	(Millions)
Semiconductors	$14,890.9	$13,537.9	$13,978.0
Interconnect, passive & electromechanical (IP&E)	3,468.4	2,909.2	2,098.7
Computers	461.9	504.2	222.7
Other	215.7	488.7	441.2
	$19,036.9	$17,440.0	$16,740.6

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

		Facility
		and Contract	Asset
	Severance	Exit Costs	Impairments	Other	Total
	(Thousands)
Fiscal 2018 restructuring expenses	$56,812	$1,146	$2,496	$164	$60,618
Cash payments	(32,513)	(26)	—	(165)	(32,704)
Non-cash amounts	—	—	(2,080)	—	(2,080)
Other, principally foreign currency translation	176	3	—	1	180
Balance at June 30, 2018	$24,475	$1,123	$416	$—	$26,014

Severance expense recorded in fiscal 2018 related to the reduction, or planned reduction, of over 900 employees, primarily in executive management, operations, warehouse, sales and business support functions. Facility and contract exit costs primarily consist of liabilities for remaining lease obligations for exited facilities and for contractual termination costs. Asset impairments relate to the impairment of property, plant and equipment as a result of the underlying restructuring activities. Other restructuring costs related primarily to other miscellaneous restructuring and exit costs. Of the $60.6 million in restructuring expenses recorded during fiscal 2018, $47.1 million related to EC, $10.6 million related to PF and $2.9 million related to Corporate executive and business support functions. The Company expects the majority of the remaining amounts to be paid by the end of fiscal 2019.

Fiscal 2017 and prior

During fiscal 2017 and prior, the Company incurred restructuring expenses related to various restructuring actions intended to reduce future operating expenses. The fiscal 2018 activity related to the restructuring liabilities from continuing operations established during fiscal 2017 and prior is presented in the following table:

		Facility
	Severance	Exit Costs	Total
	(Thousands)
Balance at July 1, 2017	$14,853	$2,142	$16,995
Cash payments	(12,327)	(376)	(12,703)
Changes in estimates, net	(1,313)	(11)	(1,324)
Other, principally foreign currency translation	230	12	242
Balance at June 30, 2018	$1,443	$1,767	$3,210

As of June 30, 2018, management expects the majority of the remaining severance, and facility exit liabilities related to fiscal 2017 and prior restructuring actions to be paid by the end of fiscal 2019.

SCHEDULE II

AVNET, INC. AND SUBSIDIARIES

VALUATION AND QUALIFYING ACCOUNTS

Years Ended June 30, 2018, July 1, 2017, and July 2, 2016

	Balance at	Charged to		Charged to				Balance at
	Beginning of	Expense		Other				End of
Account Description	Period	(Income)		Accounts		Deductions		Period
	(Thousands)
Fiscal 2018
Allowance for doubtful accounts	$47,272	$6,033		$—		$(4,346)	(a)	$48,959
Valuation allowance on tax loss carry-forwards	241,687	(4,704)	(b)	2,500	(c)	—		239,483
Fiscal 2017
Allowance for doubtful accounts	27,448	10,741		14,361	(d)	(5,278)	(a)	47,272
Valuation allowance on tax loss carry-forwards	63,694	4,477	(e)	173,516	(f)	—		241,687
Fiscal 2016
Allowance for doubtful accounts	35,629	7,776		—		(15,957)	(a)	27,448
Valuation allowance on tax loss carry-forwards	60,834	(412)	(g)	3,272	(h)	—		63,694

(a)	Uncollectible receivables written off.
(b)	Primarily represents a reduction due to the release of a valuation allowance.
(c)	Primarily related to impact of current year activities and foreign currency exchange on valuation allowances previously established in various foreign jurisdictions.
(d)	Amount relates to increases to the allowance for doubtful accounts from acquisition and divestiture activity and such amounts were not charged to other accounts.
(e)	Primarily related to an increase of $8.8 million due to the establishment of valuation allowances and a reduction of $4.0 million due to a release in valuation allowances.
(f)	Primarily related to the acquisition of PF and other tax attributes recorded for which the Company does not expect to realize a benefit.
(g)	Represents a reduction primarily due to the release of a valuation allowance.
(h)	Primarily related to impact of foreign currency exchange rates on valuation allowances previously established in various foreign jurisdictions.

INDEX TO EXHIBITS

Exhibit Number	Exhibit

2.1

Interest Purchase Agreement, dated as of September 19, 2016, by and among Avnet, Inc. and Tech Data Corporation (incorporated herein by reference to Exhibit 2.1 to the Company’s Current Report on Form 8-K filed on September 20, 2016).

2.2

First Amendment to Interest Purchase Agreement, dated as of February 27, 2017, by and between Avnet, Inc. and Tech Data Corporation (incorporated herein by reference to Exhibit 2.2 to the Company’s Current Report on Form 8-K filed on March 3, 2017).

3.1	Restated Certificate of Incorporation of the Company (incorporated herein by reference to Exhibit 3(i) to the Company’s Current Report on Form 8-K filed on February 12, 2001).

3.2	By-laws of the Company, effective May 9, 2014 (incorporated herein by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K filed on May 12, 2014).

4.1

Indenture dated as of March 5, 2004, by and between the Company and JP Morgan Trust Company, National Association (incorporated herein by reference to Exhibit 4.1 to the Company’s Current Report on Form 8-K filed on March 8, 2004).

4.2

Officers’ Certificate dated September 12, 2006, establishing the terms of the 6.625% Notes due 2016 (incorporated herein by reference to Exhibit 4.2 to the Company’s Current Report on Form 8-K filed on September 12, 2006).

4.3

Indenture dated as of June 22, 2010, between the Company and Wells Fargo Bank, National Association, as Trustee, providing for the issuance of Debt Securities in one or more series (incorporated herein by reference to Exhibit 4.1 to the Company’s Current Report on Form 8-K filed on June 22, 2010).

4.4	Officers’ Certificate establishing the terms of the 5.875% Notes due 2020 (incorporated herein by reference to Exhibit 4.2 to the Company’s Current Report on Form 8-K filed on June 22, 2010).

4.5

Form of Officers’ Certificate establishing the terms of the 4.875% Notes due 2022 (incorporated herein by reference to Exhibit 4.1 to the Company’s Current Report on Form 8-K filed on November 21, 2012).

4.6	Form of Officers’ Certificate establishing the terms of the 4.625% Notes due 2026 (incorporated herein by reference to Exhibit 4.1 to the Company’s Current Report on Form 8-K filed on March 22, 2016).

4.7

Form of Officers’ Certificate setting forth the terms of the 3.750% Notes due 2021 (incorporated herein by reference to Exhibit 4.1 to the Company’s Current Report on Form 8-K filed on December 1, 2016).

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

Executive Compensation Plans and Arrangements

10.1

Form of Letter Agreement between the Company and William Amelio, Peter Bartolotta, and Michael O’Neill (incorporated herein by reference to Exhibit 10.2 to the Company’s Annual Report on Form 10-K filed on August 17, 2017).

10.2	Form of Employment Agreement between the Company and MaryAnn Miller (incorporated herein by reference to Exhibit 10.3 to the Company’s Annual Report on Form 10-K filed on August 9, 2013).

10.3	Employment Agreement between the Company and Kevin Moriarty (incorporated herein by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on September 3, 2013).

10.4

Form of Change of Control Agreement between the Company and William Amelio, MaryAnn Miller, Kevin Moriarty, Peter Bartolotta and Michael O’Neill (incorporated herein by reference to Exhibit 10.3 to the Company’s Current Report on Form 8-K filed on February 15, 2011).

10.5	*	Avnet, Inc. Deferred Compensation Plan for Outside Directors (Amended and Restated Effective as of May 8, 2018).

10.6		Avnet Supplemental Executive Officers’ Retirement Plan (2013 Restatement) (incorporated herein by reference to Exhibit 10.13 to the Company’s Annual Report on Form 10-K filed on August 9, 2013).

10.7		Avnet Restoration Plan (2013 Restatement) (incorporated herein by reference to Exhibit 10.14 to the Company’s Annual Report on Form 10-K filed on August 9, 2013).

10.8	*	Avnet, Inc. 2010 Stock Compensation Plan (Amended and Restated Effective as of May 8, 2018).

10.9

Avnet, Inc. 2010 Stock Compensation Plan:
(a) Form of non-qualified stock option term sheet
(b) Form of incentive stock option term sheet
(c) Form of performance stock unit term sheet
(d) Form of restricted stock unit term sheet (incorporated herein by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on August 10, 2012).

10.10	*	Avnet, Inc. 2013 Stock Compensation and Incentive Plan (Amended and Restated Effective as of May 8, 2018).

10.11

Avnet, Inc. 2013 Stock Compensation and Incentive Plan:
(a) Form of restricted stock unit term sheet
(b) Form of nonqualified stock option term sheet
(c) Form of performance-based stock option term sheet
(d) Form of performance stock unit term sheet
(incorporated herein by reference to Exhibit 10.15 to the Company’s Annual Report on Form 10-K filed on August 17, 2017).

10.12	*

Avnet, Inc. 2016 Stock Compensation and Incentive Plan (Amended and Restated Effective as of May 8, 2018). Refer to Exhibit 10.11, above, for the form of awards under the 2016 Stock Compensation and Incentive Plan.

10.13	*	Avnet Deferred Compensation Plan (Amended and Restated Effective as of May 8, 2018).

10.14		Form of Indemnity Agreement between the Company and its directors and officers (incorporated herein by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q filed on May 8, 2006).

Bank Agreements

10.15		Securitization Program

(a) Amended and Restated Receivables Sale Agreement, dated February 27, 2017, between Avnet, Inc. and Avnet Receivables Corporation (incorporated herein by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed on March 3, 2017).

(b) Third Amended and Restated Receivables Purchase Agreement, dated February 27, 2017, among Avnet, Inc., Avnet Receivables Corporation, the companies and financial institutions party thereto and JPMorgan Chase Bank, N.A., as agent (incorporated herein by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on March 3, 2017).

10.16

(a) Credit Agreement dated as of July 9, 2014, among Avnet, Inc., each subsidiary of the Company party thereto, Bank of America, N.A., as administrative agent, and each lender party thereto (incorporated herein by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on July 10, 2014).

(b) Amendment No. 1 to Credit Agreement, dated as of September 14, 2016, between Avnet, Inc., each subsidiary of the Company party thereto, Bank of America, N.A., as administrative agent , and each lender party thereto (incorporated herein by reference to Exhibit 10.3 to the Company’s Current Report on Form 8-K filed on September 15, 2016).

10.17

(a) Senior Unsecured Bridge Credit Agreement, dated as of July 27, 2016, between Avnet, Inc., the lenders party thereto and Bank of America N.A., as administrative agent (incorporated herein by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on July 28, 2016).

(b) Amendment No. 1 to Senior Unsecured Bridge Credit Agreement, dated as of September 13, 2016, between Avnet, Inc., the lenders party thereto and Bank of America N.A., as administrative agent (incorporated herein by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed on September 15, 2016).

(c) Amendment No. 2 and Waiver to Senior Unsecured Bridge Credit Agreement, dated as of October 24, 2016, between Avnet, Inc., the lenders party thereto and Bank of America N.A., as administrative agent (incorporated herein by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on October 24, 2016).

10.18

Senior Unsecured Term Loan Credit Agreement, dated as of September 14, 2016, between Avnet, Inc., Avnet Holding Europe BVBA, Tenva Group Holdings Limited, the lenders party thereto and Bank of America N.A., as administrative agent (incorporated herein by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on September 15, 2016).

10.19

Restated and Amended Credit Agreement dated as of June 28, 2018 among Avnet, Inc., each subsidiary of the Company party thereto, Bank of America, N.A., as administrative agent, and each lender party thereto (incorporated herein by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on July 2, 2018).

12.1	*	Ratio of Earnings to Fixed Charges.

21	*	List of subsidiaries of the Company as of June 30, 2018.

23.1	*	Consent of KPMG LLP.

24.1	*	Power of Attorney (incorporated by reference to the signature page of this Annual Report on Form 10-K).

31.1	*	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	*	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	**	Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	**	Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS	*	XBRL Instance Document.

101.SCH	*	XBRL Taxonomy Extension Schema Document.

101.CAL	*	XBRL Taxonomy Extension Calculation Linkbase Document.

101.LAB	*	XBRL Taxonomy Extension Label Linkbase Document.

101.PRE	*	XBRL Taxonomy Extension Presentation Linkbase Document.

101.DEF	*	XBRL Taxonomy Extension Definition Linkbase Document.

*	Filed herewith.

**	Furnished herewith.