Form 10-Q
period 2018-09-29
AVNET INC
filed 2018-11-08
CIK 8858

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THESECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 29, 2018

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _____ to _____

Commission File #1-4224

AVNET, INC.

(Exact name of registrant as specified in its charter)

New York	11-1890605
(State or other jurisdiction	(IRS Employer
Of incorporation)	Identification No.)

2211 South 47th Street, Phoenix, Arizona	85034
(Address of principal executive offices)	(Zip Code)

(480) 643-2000

(Registrant’s telephone number, including area code.)

N/A

(Former name and former address, if changed since last report.)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days. Yes ☑ No ☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).

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

As of November 1, 2018, the total number of shares outstanding of the registrant’s Common Stock was 111,226,195 shares, net of treasury shares.

AVNET, INC. AND SUBSIDIARIES

PART I

FINANCIAL INFORMATION

Item 1.Financial Statements

AVNET, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(Unaudited)

	September 29,	June 30,
	2018	2018
	(Thousands, except share
	amounts)
ASSETS
Current assets:
Cash and cash equivalents	$365,852	$621,125
Receivables, less allowances of $49,645 and $48,959, respectively	3,682,512	3,641,139
Inventories	3,395,194	3,141,822
Prepaid and other current assets	114,432	206,513
Total current assets	7,557,990	7,610,599
Property, plant and equipment, net	525,873	522,909
Goodwill	982,306	980,872
Intangible assets, net	199,379	219,913
Other assets	188,226	262,552
Total assets	$9,453,774	$9,596,845
LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Short-term debt	$10,626	$165,380
Accounts payable	2,352,771	2,269,478
Accrued expenses and other	501,435	534,603
Total current liabilities	2,864,832	2,969,461
Long-term debt	1,554,722	1,489,219
Other liabilities	413,147	453,084
Total liabilities	4,832,701	4,911,764
Commitments and contingencies (Note 7)
Shareholders’ equity:
Common stock $1.00 par; authorized 300,000,000 shares; issued 113,030,625 shares and 115,825,062 shares, respectively	113,031	115,825
Additional paid-in capital	1,554,564	1,528,713
Retained earnings	3,139,272	3,235,894
Accumulated other comprehensive loss	(185,794)	(195,351)
Total shareholders’ equity	4,621,073	4,685,081
Total liabilities and shareholders’ equity	$9,453,774	$9,596,845

See notes to consolidated financial statements.

AVNET, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

	First Quarters Ended
	September 29,	September 30,
	2018	2017
	(Thousands, except per share amounts)
Sales	$5,089,879	$4,660,943
Cost of sales	4,453,129	4,048,388
Gross profit	636,750	612,555
Selling, general and administrative expenses	475,146	501,593
Restructuring, integration and other expenses	14,788	46,394
Operating income	146,816	64,568
Other income (expense), net	(1,892)	18,921
Interest and other financing expenses, net	(30,093)	(22,015)
Income from continuing operations before taxes	114,831	61,474
Income tax expense	31,302	3,292
Income from continuing operations, net of tax	83,529	58,182
Income from discontinued operations, net of tax	195	121
Net income	83,724	58,303

Earnings per share - basic:
Continuing operations	$0.73	$0.48
Discontinued operations	0.00	0.00
Net income per share basic	0.73	0.48

Earnings per share - diluted:
Continuing operations	$0.72	$0.47
Discontinued operations	0.00	0.00
Net income per share diluted	0.72	0.47

Shares used to compute earnings per share:
Basic	115,260	122,685
Diluted	116,471	123,984
Cash dividends paid per common share	$0.20	$0.18

See notes to consolidated financial statements.

AVNET, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(Unaudited)

	First Quarters Ended
	September 29,	September 30,
	2018	2017
	(Thousands)
Net income	$83,724	$58,303
Other comprehensive income, net of tax:
Foreign currency translation and other	8,801	88,843
Pension adjustments, net	756	939
Total comprehensive income	$93,281	$148,085

See notes to consolidated financial statements.

AVNET, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	Three Months Ended
	September 29,	September 30,
	2018	2017

	(Thousands)
Cash flows from operating activities:
Net income	$83,724	$58,303
Less: Income from discontinued operations, net of tax	195	121
Income from continuing operations	83,529	58,182

Non-cash and other reconciling items:
Depreciation	25,389	38,263
Amortization	20,810	25,506
Deferred income taxes	36,830	(23,436)
Stock-based compensation	9,044	8,609
Other, net	14,994	4,902
Changes in (net of effects from businesses acquired and divested):
Receivables	(19,292)	(32,409)
Inventories	(269,649)	(266,998)
Accounts payable	95,119	37,252
Accrued expenses and other, net	(81,753)	22,140
Net cash flows used for operating activities - continuing operations	(84,979)	(127,989)
Net cash flows used for operating activities - discontinued operations	—	—
Net cash flows used for operating activities	(84,979)	(127,989)

Cash flows from financing activities:
Borrowings (repayments) under accounts receivable securitization, net	(40,000)	28,000
Repayments under senior unsecured credit facility, net	(50,330)	(92,471)
Repayments under bank credit facilities and other debt, net	(1,217)	(24,888)
Repurchases of common stock	(149,094)	(68,113)
Dividends paid on common stock	(22,932)	(22,012)
Other, net	17,328	(579)
Net cash flows used for financing activities - continuing operations	(246,245)	(180,063)
Net cash flows used for financing activities - discontinued operations	—	—
Net cash flows used for financing activities	(246,245)	(180,063)

Cash flows from investing activities:
Purchases of property, plant and equipment	(41,007)	(26,659)
Acquisitions of businesses, net of cash acquired	—	(14,661)
Other, net	65	1,211
Net cash flows used for investing activities - continuing operations	(40,942)	(40,109)
Net cash flows provided by investing activities - discontinued operations	120,000	45,391
Net cash flows provided by investing activities	79,058	5,282

Effect of currency exchange rate changes on cash and cash equivalents	(3,107)	6,065

Cash and cash equivalents:
— decrease	(255,273)	(296,705)
— at beginning of period	621,125	836,384
— at end of period	$365,852	$539,679

See notes to consolidated financial statements.

AVNET, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1. Basis of presentation and new accounting pronouncements

In the opinion of management, the accompanying unaudited interim consolidated financial statements contain all adjustments necessary to present fairly Avnet, Inc.’s and its consolidated subsidiaries’ (collectively, the “Company” or “Avnet”) financial position, results of operations, comprehensive income and cash flows. All such adjustments are of a normal recurring nature.

The preparation of financial statements in accordance with generally accepted accounting principles in the U.S. (“GAAP”) requires management to make estimates and assumptions that affect the amounts reported in the consolidated financial statements. Actual results may differ from these estimates.

Interim results of operations are not necessarily indicative of the results to be expected for the full fiscal year. The information included in this Form 10-Q should be read in conjunction with the consolidated financial statements and accompanying notes included in the Company’s Annual Report on Form 10-K for the fiscal year ended June 30, 2018.

Certain reclassifications have been made in prior periods to conform to the current period presentation including reclassifications as a result of recently adopted accounting pronouncements.

Recently adopted accounting pronouncements

In May 2014, the Financial Accounting Standards Board (the “FASB”) issued Accounting Standards Update (“ASU”) No. 2014-09, Revenue from Contracts with Customers (Topic 606) (“ASU 2014-09”, and collectively with its related subsequent amendments, “Topic 606”). Topic 606 supersedes previous revenue recognition guidance and requires the Company to recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the Company expects to be entitled in exchange for such goods or services.  The Company adopted Topic 606 on July 1, 2018 using the modified retrospective transition method applied to those contracts which were not completed as of July 1, 2018. Under this transition method, the Company’s results in the consolidated statements of operations for the three months ended September 29, 2018 are presented under Topic 606, while the comparative results for the three months ended September 30, 2017 were not retrospectively adjusted, as such results were recognized in accordance with the revenue recognition policy discussed under Summary of Significant Accounting Policies in Note 1 of the Company’s Fiscal 2018 Annual Report on Form 10-K.

The adoption of Topic 606 did not have a material impact on the Company’s consolidated financial statements as of the adoption date and as of and for the three months ended September 29, 2018. Substantially all of the Company’s sales continue to be recognized when products are shipped from the Company’s facilities or delivered to customers, depending on the respective contractual terms. For a nominal portion of the Company’s contracts where the accounting did change, the adoption of Topic 606 resulted in an increase to the opening balance of retained earnings of $2.0 million as of July 1, 2018. This impact was primarily due to the acceleration of recognition of net sales and associated gross profit related to certain uncompleted contracts for the manufacture of goods with no alternative use and for which the Company has an enforceable right to payment, including a reasonable profit margin, from the customer for performance completed to date. For these contracts, the Company now recognizes revenue over time as control of the goods transfers through the manufacturing process, rather than when the goods are delivered, and title, risk and reward of ownership are passed to the customer, as under previous revenue recognition guidance.

Refer to Note 2 herein for further discussion regarding revenue recognition and related policies.

In March 2017, the FASB issued Accounting Standards Update No. 2017-07, Compensation - Retirement Benefits (Topic 715)- Improving the Presentation of Net Periodic Cost and Net Periodic Postretirement Benefit Cost ("ASU No. 2017-07"). ASU No. 2017-07 requires that the service cost component of net periodic pension costs be included in the same line item as other compensation costs arising from services rendered by employees during the period, with the other components of the net periodic pension costs reported separately from the service cost component and below operating

AVNET, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

income. The Company adopted this standard effective the first quarter of fiscal year 2019, which required changes to the classification of net periodic pension costs in the consolidated statements of operations for all periods presented. The service cost component of the net periodic pension cost is now included in “Selling, general and administrative expenses” with all other components of net periodic pension costs within “Other income (expense), net” in the consolidated statements of operations. The adoption of ASU No. 2017-07 did not have any impact on the Company’s reported amount of income from continuing operations before taxes.

During the first quarter of fiscal 2019, the Company adopted ASU 2016-16 - Income Taxes (Topic 740): Intra-Entity Transfers of Assets Other Than Inventory. This update addresses the recognition of current and deferred income taxes resulting from an intra-entity transfer of any asset other than inventory. This update has been applied on a modified retrospective basis through a cumulative-effect adjustment directly to retained earnings. The adoption of this update resulted in a cumulative reduction to the opening balance of retained earnings of $5.8 million and a reduction to other assets of $5.8 million.

Recently issued accounting pronouncements

In August 2018, the FASB issued Accounting Standards Update No. 2018-15, Intangibles—Goodwill and Other— Internal-Use Software (Subtopic 350-40): Customer’s Accounting for Implementation Costs Incurred in a Cloud Computing Arrangement That Is a Service Contract (a consensus of the FASB Emerging Issues Task Force) ("ASU No. 2018-15"). ASU No. 2018-15 aligns the requirements for capitalizing implementation costs incurred in a hosting arrangement that is a service contract with the requirements for capitalizing implementation costs incurred to develop internal-use software. ASU No. 2018-15 is effective for the Company in the first quarter of fiscal 2021, with early adoption permitted, and is to be applied either retrospectively or prospectively. The Company is currently evaluating the potential effects of adopting the provisions of ASU No. 2018-15.

In February 2018, the FASB issued Accounting Standards Update 2018-02, Income Statement–Reporting Comprehensive Income (Topic 220):-Reclassification of Certain Tax Effects from Accumulated Other Comprehensive Income (“ASU 2018-02”), which allows entities to reclassify accumulated other comprehensive income to retained earnings for stranded tax effects resulting from the tax legislation enacted by the U.S. federal governments on December 22, 2017 (the “Act”). This update is effective for interim and annual reporting periods beginning after December 15, 2018, with early adoption permitted. The update should be applied either in the period of adoption or retrospectively to each period (or periods) in which the effect of the income tax rate change resulting from the Act is recognized. The Company is currently evaluating the impact of the adoption of ASU 2018-02 on its consolidated financial statements.

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

AVNET, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

2. Revenue recognition

Prior to the adoption of Topic 606, the Company’s revenue recognition policy was in accordance with ASC Topic 605, Revenue Recognition. Effective July 1, 2018, the Company adopted Topic 606 using the modified retrospective transition method, resulting in accounting policy changes surrounding revenue recognition which replace revenue recognition policies discussed in the Summary of Significant Accounting Policies in Note 1 of the Company’s Fiscal 2018 Annual Report on Form 10-K. The adoption of Topic 606 did not have a material impact on the Company’s consolidated financial statements.

The Company’s revenues are generated from the distribution and sale of electronic components including semiconductors, interconnect, passive and electromechanical (“IP&E”) devices and other integrated electronic components from the world’s leading electronic component manufacturers. The Company’s expertise in design, supply chain and logistics enable it to sell to customers of all sizes from startups and mid-sized businesses to enterprise-level original equipment manufacturers (“OEMs”), electronic manufacturing services (“EMS”) providers and original design manufacturers (“ODMs”). The Company sells to a variety of markets ranging from automotive to medical to defense and aerospace. The Company also sells integrated solutions including the assembly or manufacture of embedded electronic component products and systems, touch and passive displays, and standard or specialized boards. The Company’s revenue arrangements primarily consist of performance obligations related to the transfer  of promised products. The Company considers customer purchase orders, which in some cases are governed by master agreements, to be the contracts with a customer. All revenue is generated from contracts with customers.

Revenue is recognized at the point at which control of the underlying products are transferred to the customer, which includes determining whether products are distinct and separate performance obligations. For electronic component and related product sales, this generally occurs upon shipment of the products, however, this may occur at a later date depending on the agreed upon sales terms, such as delivery at the customer's designated location, or when products that are consigned at customer locations are consumed. In limited instances, where products are not in stock and delivery times are critical, product is purchased from the supplier and drop-shipped to the customer. The Company typically takes control of the products when shipped by the manufacturer and then recognizes revenue when control of the product transfers to the customer. The Company does not have material product warranty obligations as the assurance type product warranties provided by the component manufacturers are passed through to the Company’s customers.

For contracts related to the specialized manufacture of products for customers with no alternative use and for which the Company has an enforceable right to payment, including a reasonable profit margin, the Company recognizes revenue over time as control of the products transfer through the manufacturing process. The contract assets associated with such specialized manufacturing products are not material as these contracts represent less than 2% of the Company’s total sales.

Revenue is measured as the amount of consideration the Company expects to receive in exchange for transferring products. The Company estimates different forms of variable consideration at the time of sale based on historical experience, current conditions and contractual obligations. Revenue is recorded net of customer discounts and rebates. When the Company offers the right or has a history of accepting returns of product, historical experience is utilized to establish a liability for the estimate of expected returns and an asset for the right to recover the product expected to be returned. These adjustments are made in the same period as the underlying sales transactions.

The Company considers the following indicators amongst others when determining whether it is acting as a principal in the contract and recording revenue on a gross basis: (i) the Company is primarily responsible for fulfilling the promise to provide the specified products or services, (ii) the Company has inventory risk before the specified products have been transferred to a customer or after transfer of control to the customer and (iii) the Company has discretion in establishing the price for the specified products or services. If a transaction does not meet the Company's indicators of being a principal in the transaction, then the Company is acting as an agent in the transaction and the associated revenues are recognized on a net basis.

AVNET, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

Sales and other tax amounts collected from customers for remittance to governmental authorities are excluded from revenue. The Company has elected to treat shipping and handling of product as a fulfillment activity. The practical expedient not to disclose information about remaining performance obligations has also been elected as these contacts have an original duration of one year or less. The Company does not have any payment terms that exceed one year from the point it has satisfied the related performance obligations.

3. Discontinued operations

In February 2017, the Company completed the sale of its Technology Solutions business (“TS business”) to Tech Data Corporation (the “Buyer”). The TS business and the financial impacts of the divestiture are classified as discontinued operations in all periods presented. In August 2018, the Company executed a settlement agreement with the Buyer resulting in a final adjustment of $120.0 million and a final geographic allocation of the TS business sales price for tax reporting purposes. The incremental consideration received from the sale of the TS business has been classified as cash flow from discontinued operations investing activities.

In connection with the sale of the TS business, the Company entered into a Transition Services Agreement (“TSA”), pursuant to which the Buyer will pay the Company to provide certain information technology, distribution, facilities, finance and human resources related services for various periods of time depending upon the services not to exceed approximately two years from the closing date. Expenses incurred by the Company to provide such services under the TSA are classified within selling, general and administrative expenses and amounts billed to the Buyer to provide such services are classified as a reduction of such expenses. In fiscal 2018, the Buyer formally terminated substantially all TSA services outside of certain minor information technology services and all remaining TSA services are expected to be terminated during the first half of fiscal 2019.

4. Goodwill and long-lived assets

Goodwill

The following table presents the change in goodwill by reportable segment for the three months ended September 29, 2018.

	Electronic	Premier
	Components	Farnell	Total
	(Thousands)
Carrying value at June 30, 2018 (1)	$479,699	$501,173	$980,872
Additions from acquisitions	—	—	—
Foreign currency translation	704	730	1,434
Carrying value at September 29, 2018 (1)	$480,403	$501,903	$982,306

(1) Includes accumulated impairment of $1,045,110 from fiscal 2009 and $181,440 from fiscal 2018

The Company evaluates each quarter if facts and circumstances indicate that it is more likely than not that the fair value of reporting units is less than its carrying value, which would require the Company to perform an interim goodwill impairment test. Indicators the Company evaluates to determine whether an interim goodwill impairment test is necessary include, but are not limited to (i) a sustained decrease in share price or market capitalization as of any fiscal quarter end, (ii) changes in the macroeconomic or industry environments, (iii) the results of and the amount of time passed since the last goodwill impairment test and (iv) the long-term expected financial performance of its reporting units. During the first quarter of fiscal 2019, the Company concluded that an interim goodwill impairment test was not required.

AVNET, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

Intangible Assets

The following table presents the Company’s acquired intangible assets at September 29, 2018, and June 30, 2018, respectively.

	September 29, 2018			June 30, 2018
	Acquired	Accumulated	Net Book	Acquired	Accumulated	Net Book
	Amount	Amortization	Value	Amount	Amortization	Value
	(Thousands)
Customer related	$300,707	$(165,105)	$135,602	$300,126	$(148,416)	$151,710
Trade name	54,487	(18,952)	35,535	54,391	(16,711)	37,680
Technology and other	52,964	(24,722)	28,242	52,793	(22,270)	30,523
	$408,158	$(208,779)	$199,379	$407,310	$(187,397)	$219,913

Intangible asset amortization expense from continuing operations was $20.8 million and $25.5 million for the first quarters of fiscal 2019 and 2018, respectively. Intangible assets have a weighted average remaining useful life of approximately 3 years. The following table presents the estimated future amortization expense for the remainder of fiscal 2019 and the next five fiscal years (in thousands):

Fiscal Year
Remainder of fiscal 2019	$62,719
2020	81,311
2021	39,148
2022	12,358
2023	3,606
2024	237
Total	$199,379

5. Debt

Short-term debt consists of the following (in thousands):

	September 29, 2018	June 30, 2018	September 29, 2018	June 30, 2018
	Interest Rate		Carrying Balance
Bank credit facilities and other	3.11%	2.91%	$10,626	$60,380
Accounts receivable securitization program	—	2.63%	—	105,000
Short-term debt			$10,626	$165,380

Bank credit facilities and other consists primarily of various committed and uncommitted lines of credit and other forms of bank debt with financial institutions utilized primarily to support the working capital requirements of the Company including its foreign operations.

AVNET, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

Long-term debt consists of the following (in thousands):

	September 29, 2018	June 30, 2018	September 29, 2018	June 30, 2018
	Interest Rate		Carrying Balance
Revolving credit facilities:
Accounts receivable securitization program	2.99%	—	$65,000	$—
Public notes due:
June 2020	5.88%	5.88%	300,000	300,000
December 2021	3.75%	3.75%	300,000	300,000
December 2022	4.88%	4.88%	350,000	350,000
April 2026	4.63%	4.63%	550,000	550,000
Other long-term debt	1.01%	1.26%	293	383
Long-term debt before discount and debt issuance costs			1,565,293	1,500,383
Discount and debt issuance costs – unamortized			(10,571)	(11,164)
Long-term debt			$1,554,722	$1,489,219

In August 2018, the Company amended and extended its accounts receivable securitization program (the “Securitization Program”) in the United States with a group of financial institutions to allow the Company to transfer, on an ongoing revolving basis, an undivided interest in a designated pool of trade accounts receivable, to provide security or collateral for borrowings up to a maximum of $500 million. The Securitization Program does not qualify for off balance sheet accounting treatment and any borrowings under the Securitization Program are recorded as debt in the consolidated balance sheets. Under the Securitization Program, the Company legally sells and isolates certain U.S. trade accounts receivable, into a wholly owned and consolidated bankruptcy remote special purpose entity. Such receivables, which are recorded within “Receivables” in the consolidated balance sheets, totaled $767.7 million and $790.5 million at September 29, 2018, and June 30, 2018, respectively. The Securitization Program contains certain covenants relating to the quality of the receivables sold. The Securitization Program also requires the Company to maintain certain minimum interest coverage and leverage ratios, which the Company was in compliance with as of September 29, 2018, and June 30, 2018. The Securitization Program expires in August 2020 and as a result the Company has classified outstanding balances as long-term debt as of September 29, 2018. Interest on borrowings is calculated using a one-month LIBOR rate plus a spread of 0.75%. The facility fee on the unused balance of the facility is up to 0.35%.

The Company has a five-year $1.25 billion senior unsecured revolving credit facility (the “Credit Facility”) with a syndicate of banks, consisting of revolving credit facilities and the issuance of up to $200.0 million of letters of credit and up to $300.0 million of loans in certain approved currencies, which expires in June 2023. Subject to certain conditions, the Credit Facility may be increased up to $1.50 billion. Under the Credit Facility, the Company may select from various interest rate options, currencies and maturities. The Credit Facility contains certain covenants including various limitations on debt incurrence, share repurchases, dividends, investments and capital expenditures. The Credit Facility also includes financial covenants requiring the Company to maintain minimum interest coverage and leverage ratios, which the Company was in compliance with as of September 29, 2018, and June 30, 2018. As of September 29, 2018, and June 30, 2018, there were $3.0 million and $2.0 million, respectively, in letters of credit issued under the Credit Facility.

As of September 29, 2018, the carrying value and fair value of the Company’s total debt was $1.57 billion and $1.59 billion, respectively. At June 30, 2018, the carrying value and fair value of the Company’s total debt was $1.65 billion and $1.67 billion, respectively. Fair value for the public notes was estimated based upon quoted market prices and for other forms of debt fair value approximates carrying value due to the market based variable nature of the interest rates on those debt facilities.

AVNET, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

6. Derivative financial instruments

Many of the Company’s subsidiaries purchase and sell products in currencies other than their functional currencies. This subjects the Company to the risks associated with fluctuations in foreign currency exchange rates. The Company reduces this risk by utilizing natural hedging (e.g., offsetting receivables and payables in the same foreign currency) as well as by creating offsetting positions through the use of derivative financial instruments, primarily forward foreign exchange contracts typically with maturities of less than 60 days (“economic hedges”), but no longer than one year. The Company continues to have exposure to foreign currency risks to the extent they are not economically hedged. The Company adjusts any economic hedges to fair value through the consolidated statements of operations primarily within “other income (expense), net.” The fair value of forward foreign exchange contracts, which are based upon Level 2 criteria under the ASC 820 fair value hierarchy, are classified in the captions “Prepaid and other current assets” or “Accrued expenses and other,” as applicable, in the accompanying consolidated balance sheets as of September 29, 2018, and June 30, 2018. The Company’s master netting and other similar arrangements with various financial institutions related to derivative financial instruments allow for the right of offset. The Company’s policy is to present derivative financial instruments with the same counterparty as either a net asset or liability when the right of offset exists.

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

The fair values of derivative financial instruments in the Company’s consolidated balance sheets are as follows:

	September 29,	June 30,
	2018	2018
	(Thousands)
Forward foreign currency exchange contracts not receiving hedge accounting treatment recorded in:
Other current assets	$6,069	$2,259
Accrued expenses	7,119	7,083

The amounts recorded to other income (expense), net, related to derivative financial instruments for economic hedges are as follows:

	First Quarters Ended
	September 29,	September 30,
	2018	2017
	(Thousands)
Net derivative financial instrument gain	$2,792	$1,859

Under the Company’s economic hedging policies, gains and losses on the derivative financial instruments are classified within the same line item in the consolidated statements of operations and as the underlying assets or liabilities being economically hedged.

AVNET, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

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

As of September 29, 2018 and June 30, 2018, the Company had aggregate estimated liabilities of $14.7 million and $14.2 million, respectively, classified within accrued expenses and other for such compliance-related matters that were reasonably estimable as of such dates.

8. Income taxes

The Company’s effective tax rate on its income before income taxes from continuing operations was 27.3% in the first quarter of fiscal 2019 as compared with 5.4% in the first quarter of fiscal 2018.  During the first quarter of fiscal 2019, the Company’s effective tax rate was unfavorably impacted primarily by (i) an adjustment to the provisional estimate for the one-time mandatory deemed repatriation tax liability recorded under the requirements of the Act and (ii) increases in unrecognized tax benefits, partially offset by (iii) an adjustment to the provisional deferred tax impacts of the Act and (iv) the mix of income in lower tax jurisdictions. During the first quarter of fiscal 2018, the Company’s effective tax rate was favorably impacted primarily by (i) the mix of income in lower tax jurisdictions and (ii) the release of unrecognized tax benefit reserves primarily due to the negotiation of a favorable outcome in a foreign jurisdiction.

In fiscal 2018, the Company recorded a provisional amount for the one-time mandatory deemed repatriation tax liability (the “transition tax”) of $230.0 million.  The Company increased this provisional estimate by $16.7 million during the first quarter of fiscal 2019, as a result of additional analysis performed on foreign based-earnings and profits and further refinement of the state tax impacts of the Act. The Company will finalize the transition tax during the second quarter of fiscal 2019, which corresponds to the end of the measurement period allowed for under Staff Accounting Bulletin 118 (“SAB 118”) primarily as a result of further substantiation of foreign-based earnings and profits and foreign tax credits and for evaluation related to the utilization of those foreign tax credits. Additionally, provisional estimates of the transition tax may change due to new guidance from federal and state regulators, interpretation of the law, and refinement of the Company’s estimates from ongoing analysis of tax positions. Any final changes in the provisional amount will be reflected in income tax expense in the second quarter of fiscal 2019, and may be material.

In fiscal year 2018, the Company recorded a provisional expense to account for the deferred tax impacts of the Act, which was reduced by $8.4 million in the first quarter of fiscal 2019 as a result of the Company making certain elections related to the fiscal year 2018 federal net operating loss. The estimates related to deferred taxes are provisional and may change as the Company continues to analyze the impacts of the Act, including state income tax conformity considerations.

The Company continues to evaluate the impact of the Act including the Company’s historical assertion related to ASC 740 Income Taxes unremitted earnings. The Company has not changed its historical assertion as of September 29, 2018 that its ASC 740 unremitted earnings are permanently reinvested. The Company believes any unrecorded liabilities related to this assertion are not material.

AVNET, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

9. Pension plan

The Company has a noncontributory defined benefit pension plan that covers substantially all U.S. employees and an acquired closed noncontributory defined benefit pension plan covering certain current or former  Premier Farnell U.S. employees (the “Plans”). Components of net periodic pension cost for the Plans were as follows, which reflect the adoption of ASU 2017-07 as discussed further in Note 1:

	First Quarters Ended
	September 29,	September 30,
	2018	2017
	(Thousands)
Service cost	$3,734	$3,868
Total net periodic pension cost within selling, general and administrative expenses	3,734	3,868

Interest cost	6,614	5,783
Expected return on plan assets	(13,301)	(13,757)
Amortization of prior service credits	(393)	(393)
Recognized net actuarial loss	2,535	3,746
Total net periodic pension benefit within other income (expense), net	(4,545)	(4,621)

Net periodic pension benefit	$(811)	$(753)

In connection with the adoption of ASU No. 2017-07, the Company now classifies service cost as a component of selling, general and administrative expenses and other components of net periodic pension costs within other income (expense), net. The Company contributed $8.0 million to the Plans during the first quarter of fiscal 2019 and expects to make an additional contribution to the Plans of $8.0 million in the remainder of fiscal 2019.

Amounts reclassified out of accumulated other comprehensive income, net of tax, to other income (expense), net during the first quarters of fiscal 2019 and fiscal 2018 were not material and substantially all related to net periodic pension costs including recognition of actuarial losses and amortization of prior service credits.

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

AVNET, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

10. Shareholders’ equity

Share repurchase program

In August 2018, the Company’s Board of Directors authorized a $500 million increase in the Company’s existing share repurchase program. With this increase, the Company’s may repurchase up to $2.45 billion of common stock in the open market or through privately negotiated transactions. The timing and actual number of shares repurchased will depend on a variety of factors such as share price, corporate and regulatory requirements, and prevailing market conditions. During the three months ended September 29, 2018, the Company repurchased 3.3 million under this program for a total cost of $156.9 million. As of September 29, 2018, the Company had $615.2 million remaining under its share repurchase authorization.

Common stock dividend

In August 2018, the Company’s Board of Directors approved a dividend of $0.20 per common share and dividend payments of $22.9 million were made in September 2018.

11. Earnings per share

	First Quarters Ended
	September 29,	September 30,
	2018	2017
	(Thousands, except per share data)
Numerator:
Income from continuing operations	$83,529	$58,182
Income from discontinued operations	195	121
Net income	$83,724	$58,303

Denominator:
Weighted average common shares for basic earnings per share	115,260	122,685
Net effect of dilutive stock based compensation awards	1,211	1,299
Weighted average common shares for diluted earnings per share	116,471	123,984
Basic earnings per share - continuing operations	$0.73	$0.48
Basic earnings per share - discontinued operations	0.00	0.00
Basic earnings per share	$0.73	$0.48
Diluted earnings per share - continuing operations	$0.72	$0.47
Diluted earnings per share - discontinued operations	0.00	0.00
Diluted earnings per share	$0.72	$0.47
Stock options excluded from earnings per share calculation due to anti-dilutive effect	1,113	2,033

AVNET, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

12. Additional cash flow information

Non-cash investing and financing activities and supplemental cash flow information were as follows:

	Three Months Ended
	September 29,	September 30,
	2018	2017
	(Thousands)
Non-cash Investing Activities:
Capital expenditures incurred but not paid	$9,690	$23,176
Unsettled sale of marketable securities	—	4,121
Non-cash Financing Activities:
Unsettled share repurchases	$11,228	$3,955
Supplemental Cash Flow Information:
Interest	$13,826	$5,107
Income taxes	54,519	18,362

Included in cash and cash equivalents as of September 29, 2018 and June 30, 2018 was $5.4 million and $6.1 million, respectively, of cash equivalents, which was primarily comprised of investment grade money market funds and overnight time deposits.

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

AVNET, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

	First Quarters Ended
	September 29,	September 30,
	2018	2017
	(Thousands)
Sales:
Electronic Components	$4,710,825	$4,307,251
Premier Farnell	379,054	353,692
	5,089,879	4,660,943
Operating income:
Electronic Components	$161,913	$139,601
Premier Farnell	40,793	32,632
	202,706	172,233
Corporate (1)	(20,175)	(35,686)
Restructuring, integration and other expenses	(14,788)	(46,394)
Amortization of acquired intangible assets and other	(20,927)	(25,585)
Operating income	$146,816	$64,568

Sales, by geographic area:
Americas (2)	$1,271,793	$1,185,485
EMEA (3)	1,714,917	1,692,985
Asia/Pacific (4)	2,103,169	1,782,473
Sales	$5,089,879	$4,660,943

(1)Corporate is not a reportable segment and represents certain centrally incurred overhead expenses and assets that are not included in the EC and PF measures of profitability or assets. Corporate amounts represent a reconciling item between segment measures of profitability or assets and total Avnet amounts reported in the consolidated financial statements.

(2)Includes sales from the United States of $1.18 billion and $1.10 billion for the first quarters ended September 29, 2018 and September 30, 2017, respectively.

(3)Includes sales from Germany and Belgium of $685.7 million and $280.1 million, respectively, for the first quarter ended September 29, 2018. Includes sales from Germany and Belgium of $681.0 million and $262.5 million, respectively, for the first quarter ended September 30, 2017.

(4)Includes sales from China (including Hong Kong), Taiwan and Singapore of $693.1 million, $888.7 million and $280.4 million, respectively, for the first quarter ended September 29, 2018. Includes sales from China (including Hong Kong), Taiwan and Singapore of $655.4 million, $657.5 million and $228.9 million, respectively, for the first quarter ended September 30, 2017.

AVNET, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

	September 29,	June 30,
	2018	2018
	(Thousands)
Property, plant, and equipment, net, by geographic area:
Americas (1)	$272,398	$276,156
EMEA (2)	212,486	204,797
Asia/Pacific	40,989	41,956
Property, plant, and equipment, net	$525,873	$522,909

(1)Includes property, plant and equipment, net, of $267.5 million and $271.4 million as of September 29, 2018, and June 30, 2018, respectively, in the United States.

(2)Includes property, plant and equipment, net, of $99.4 million, $50.8 million and $52.7 million in Germany, UK and Belgium, respectively, as of September 29, 2018; and $99.4 million, $52.5 million and $43.4 million in Germany, UK and Belgium, respectively, as of June 30, 2018.

14. Restructuring expenses

Fiscal 2019

During fiscal 2019, the Company executed certain restructuring actions in order to improve operating efficiencies and further integrate the acquisition of PF. Restructuring expenses are included as a component of restructuring, integration and other expenses in the Consolidated Statements of Operations. The activity related to the restructuring liabilities established during fiscal 2019 is presented in the following table:

		Facility
		and Contract
	Severance	Exit Costs	Total
	(Thousands)
Fiscal 2019 restructuring expenses	$7,183	$350	$7,533
Cash payments	(1,983)	(47)	(2,030)
Other, principally foreign currency translation	—	—	—
Balance at September 29, 2018	$5,200	$303	$5,503

Severance expense recorded in the first quarter of fiscal 2019 related to the reduction, or planned reduction, of approximately 50 employees, primarily in executive management, operations, warehouse, sales and business support functions. Facility and contract exit costs primarily consist of liabilities for remaining lease obligations for exited facilities and for contractual termination costs. Of the $7.5 million in restructuring expenses recorded during the first quarter of fiscal 2019, $7.3 million related to EC and  $0.2 million related to PF. The Company expects the majority of the remaining amounts to be paid by the end of fiscal 2019.

AVNET, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

Fiscal 2018 and prior

During fiscal 2018 and prior, the Company incurred restructuring expenses related to various restructuring actions intended to achieve planned synergies from acquired businesses and to reduce future operating expenses. The following table presents the activity during the first quarter of fiscal 2019 related to the remaining restructuring liabilities from continuing operations established during fiscal 2018 and prior:

		Facility
		and Contract	Asset
	Severance	Exit Costs	Impairments	Total
	(Thousands)
Balance at June 30, 2018	$25,918	$2,890	$416	$29,224
Cash payments	(17,936)	(623)	—	(18,559)
Changes in estimates, net	(235)			(235)
Non-cash amounts	—	—	(416)	(416)
Other, principally foreign currency translation	(245)	(27)	—	(272)
Balance at September 29, 2018	$7,502	$2,240	$—	$9,742

The Company expects the majority of the remaining amounts to be paid by the end of fiscal 2019.

Item 2.Management’s Discussion and Analysis of Financial Condition and Results of Operations

For a description of the Company’s critical accounting policies and an understanding of the significant factors that influenced the Company’s performance during the quarter ended September 29, 2018, this Management’s Discussion and Analysis of Financial Condition and Results of Operations (“MD&A”) should be read in conjunction with the consolidated financial statements, including the related notes, appearing in Item 1 of this Quarterly Report on Form 10-Q, as well as the Company’s Annual Report on Form 10-K for the fiscal year ended June 30, 2018.

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

The reconciliation of operating income to adjusted operating income is presented in the following table:

	First Quarters Ended
	September 29,	September 30,
	2018	2017
	(Thousands)
Operating income	$146,816	$64,568
Restructuring, integration and other expenses	14,788	46,394
Amortization of acquired intangible assets and other	20,927	25,585
Adjusted operating income	$182,531	$136,547

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

Results of Operations

Executive Summary

Sales for the first quarter of fiscal 2019 were $5.09 billion, an increase of 9.2% from sales for the first quarter of fiscal 2018 of $4.66 billion. The increase in sales was due to increased sales in both EC and PF. Sales in constant currency increased year over year by 9.9% with both EC and PF contributing to the increase.

Gross profit margin for the first quarter of fiscal 2019 decreased 63 basis points compared to the first quarter of fiscal 2018. EC gross profit margin decreased year over year primarily due to a higher percentage of sales coming from the lower-margin Asia region. PF gross profit margin decreased year over year primarily driven by changes in product mix and the impact of foreign currency exchange rates.

Avnet operating income margin was 2.9% in the first quarter of fiscal 2019 as compared with 1.4% in the first quarter of fiscal 2018. Both periods included amortization and restructuring, integration and other expenses. Excluding these expenses from both periods, adjusted operating income margin was 3.6% in the first quarter of fiscal 2019 as compared to 2.9% in the first quarter of fiscal 2018. The increase in operating income margin is primarily due to the year over year growth in sales and a reduction in expenses as a result of the Company’s restructuring and integration efforts, partially offset by the decline in gross profit margin.

Sales

The following table presents reported and organic sales growth rates between fiscal 2019 and fiscal 2018 for the first quarter of fiscal 2019.

	First Quarters Ended
	Sales	Sales		Organic
	as Reported	as Reported		Year-Year %
	and Organic	and Organic	Organic	Change in
	Fiscal	Fiscal	Year-Year	Constant
	2019	2018	% Change	Currency
	(Dollars in thousands)
Avnet	$5,089,879	$4,660,943	9.2%	9.9%
Avnet by region
Americas	$1,271,793	$1,185,485	7.3%	7.3%
EMEA	1,714,917	1,692,985	1.3	2.7
Asia	2,103,169	1,782,473	18.0	18.3
Avnet by segment
EC	$4,710,825	$4,307,251	9.4%	10.0%
PF	379,054	353,692	7.2	8.2

Sales for the first quarter of fiscal 2019 were $5.09 billion, an increase of 9.2%, or $428.9 million, from the prior year first quarter sales of $4.66 billion. Sales in constant currency increased 9.9% over the prior year first quarter with both operating groups contributing to this increase.

EC sales of $4.71 billion in the first quarter of fiscal 2019 increased $403.6 million or 9.4% from the prior year first quarter sales of $4.31 billion. This increase was primarily driven by increased sales in the Asia and Americas regions. PF sales for the first quarter of fiscal 2019 were $379.1 million, an increase of $25.4 million or 7.2% from the prior year first quarter sales of $353.7 million driven by growth in all three regions.

As discussed in Note 2 to the Company’s consolidated financial statements included in this Quarterly Report on Form 10-Q, the adoption of the new revenue recognition accounting standard during the first quarter of fiscal 2019 did not have a material impact on the amounts of sales reported or the comparability of sales and gross profit margins year over year.

Gross Profit and Gross Profit Margins

Gross profit for the first quarter of fiscal 2019 was $636.8 million, an increase of $24.2 million, or 3.9%, from the first quarter of fiscal 2018 gross profit of $612.6 million primarily driven by the increase in sales. Gross profit margin decreased 63 basis points to 12.5% from the first quarter of fiscal 2018 gross profit margin of 13.1%, with both operating groups contributing to the decrease.

EC gross profit margin decreased year over year primarily due to a sales mix shift to the lower-margin Asia region. Asia sales represented approximately 43% of the total EC sales in the first quarter of fiscal 2019 as compared with approximately 40% in the first quarter of fiscal 2018. PF gross profit margin decreased year over year primarily driven by customer mix and the impact of foreign currency exchange rates.

Selling, General and Administrative Expenses

Selling, general and administrative expenses (“SG&A expenses”) were $475.1 million in the first quarter of fiscal 2019, a decrease of $26.4 million, or 5.3%, from the first quarter of fiscal 2018. The year-over-year decrease in SG&A expenses was primarily due to a reduction of expenses resulting from management’s restructuring programs.

Metrics that management monitors with respect to its operating expenses are SG&A expenses as a percentage of sales and as a percentage of gross profit. In the first quarter of fiscal 2019, SG&A expenses as a percentage of sales were 9.3% and as a percentage of gross profit were 74.6%, as compared with 10.8% and 81.9%, respectively, in the first quarter of fiscal 2018.

Restructuring, Integration and Other Expenses

As a result of management’s focus on improving operating efficiencies and further integrating the acquisition of PF, the Company has incurred certain restructuring costs. In addition, the Company incurred integration, accelerated depreciation and other costs. Integration costs are primarily related to the integration of acquired businesses including PF, the integration of certain regional and global businesses including Avnet after the TS divestiture,  and incremental costs incurred as part of the consolidation, relocation, and closure of warehouse and office facilities. Accelerated depreciation relates to the incremental depreciation expense incurred related to the shortening of the estimated useful life of the Company’s enterprise resource planning (“ERP”) system in the Americas compared to depreciation expense based on the original useful life of such ERP system. Other costs consist primarily of any other miscellaneous costs that relate to restructuring, integration and other expenses.

The Company recorded restructuring, integration and other expenses of $14.8 million during the first quarter of fiscal 2019. The Company recorded $7.5 million of restructuring costs in the first quarter of fiscal 2019 in order to realize approximately $7.2 million in expected annualized operating cost savings once such restructuring actions initiated before the end of the first quarter of fiscal 2019 are completed. During the first quarter of fiscal 2019, the Company incurred integration costs of $2.9 million, accelerated depreciation of $3.1 million, other costs of $1.5 million and a reversal of $0.2 million for changes in estimates for costs associated with prior year restructuring actions. The after tax impact of restructuring, integration and other expenses were $11.5 million and $0.10 per share on a diluted basis.

Comparatively, in the first quarter of fiscal 2018, restructuring, integration and other expenses from continuing operations were $46.4 million. The after tax impact of restructuring, integration, and other expenses was $29.6 million and $0.24 per share on a diluted basis.

See Note 14 “Restructuring expenses” to the Company’s consolidated financial statements included in this Quarterly Report on Form 10-Q.

Operating Income

Operating income for the first quarter of fiscal 2019 was $146.8 million, an increase of $82.2 million, or 127.4%, from the first quarter of fiscal 2018 of $64.6 million. The year over year increase in operating income was primarily driven by the reduction in selling, general and administrative expenses and lower restructuring, integration and other expenses as compared to the prior year first quarter. Adjusted operating income for the first quarter of fiscal 2019 was $182.5 million, an increase of $46.0 million, or 33.7%, from the first quarter of fiscal 2018.

EC operating income margin increased 20 basis points year over year to 3.4% and PF operating income margin increased 153 basis points year over year to 10.8%.  The improvement in operating income margin at both operating groups was primarily due to the organic sales growth and from operating cost reductions related to restructuring and integration activities.

Interest and Other Financing Expenses, and Other Income (Expense), Net

Interest and other financing expenses in the first quarter of fiscal 2019 was $30.1 million, an increase of $8.1 million or 36.7%, as compared with interest and other financing expenses of $22.0 million in the first quarter of fiscal 2018. The increase in interest and other financing expenses in the first quarter of fiscal 2019 compared to the first quarter of fiscal 2018 was primarily related to increased expenses in Asia to finance working capital needs and from lower interest income from investments in cash equivalents between the fiscal years.

During the first quarter of fiscal 2019, the Company had $1.9 million of other expense, net, as compared with $18.9 million of other income, net, in the first quarter of fiscal 2018. In the first quarter of fiscal 2019, the Company had foreign currency losses primarily due to the strengthening of the U.S. Dollar compared to certain currencies, partially offset by income related to the Company’s pension plans.  In the first quarter of fiscal 2018, the Company had foreign currency gains primarily due to the strengthening of the Euro compared to the U.S. Dollar and British Pound and other income related to the Company’s pension plans.

Income Tax Expense

The Company’s effective tax rate on its income before income taxes from continuing operations was 27.3% in the first quarter of fiscal 2019 as compared with 5.4% in the first quarter of fiscal 2018. During the first quarter of fiscal 2019, the Company’s effective tax rate was unfavorably impacted primarily by (i) an adjustment to the provisional transition tax expense estimate recorded under the requirements of the Act and (ii) increases in unrecognized tax benefits, partially offset by (iii) an adjustment to the provisional deferred tax impacts of the Act and (iv) the mix of income in lower tax jurisdictions. During the first quarter of fiscal 2018, the Company’s effective tax rate was favorably impacted primarily by (i) the mix of income in lower tax jurisdictions and (ii) the release of unrecognized tax benefit reserves primarily due to the negotiation of a favorable outcome in a foreign jurisdiction.

Income from Discontinued Operations

Income from discontinued operations was $0.2 million in the first quarter of fiscal 2019 as compared to $0.1 million in the first quarter of fiscal 2018.

Net Income

As a result of the factors described in the preceding sections of this MD&A, the Company’s net income for the first quarter of fiscal 2019 was $83.7 million, or $0.72 per share on a diluted basis, as compared with $58.3 million of net income, or $0.47 per share on a diluted basis, in the first quarter of fiscal 2018.

LIQUIDITY AND CAPITAL RESOURCES

Cash Flow

Cash Flow from Operating Activities

During the first quarter of fiscal 2019, the Company used $85.0 million of cash from its operating activities compared to $128.0 million in the first quarter of fiscal 2018. These operating cash flows were comprised of: (i) cash flow generated from net income from continuing operations, adjusted for the impact of non-cash and other items, which includes depreciation and amortization expenses, deferred income taxes, stock-based compensation expense and other non-cash items (including provisions for doubtful accounts and net periodic pension costs) and (ii) cash flows used for, or generated from, working capital and other, excluding cash and cash equivalents. Cash used for working capital and other was $275.6 million during the first quarter of fiscal 2019, including increases in inventories of $269.6 million and accounts receivable of $19.3 million, a decrease in accrued expenses and other of $81.8 million, partially offset by an increase in accounts payable of $95.1 million. The Company utilized cash to invest in inventory primarily to support sales growth and for certain investments in additional inventories at PF. Comparatively,  cash used for working capital and other was $240.0 million during the first quarter of fiscal 2018, including increases in inventories and accounts receivable of $267.0 million and $32.4 million, respectively. These increases were partially offset by increases in accounts payable and accrued expenses and other of $37.3 million and $22.1 million, respectively.

Cash Flow from Financing Activities

During the first quarter of fiscal 2019, the Company made net repayments of $40.0 million under the Securitization Program.  Additionally, the Company repaid $50.3 million under the Company’s Credit Facility and $1.2 million from borrowings of various bank credit facilities. During the first quarter of fiscal 2019, the Company paid dividends on common stock of $22.9 million and repurchased $149.1 million of common stock.  Additionally, included in other, net is approximately $17.6 million of cash received from the exercises of stock options.

During the first quarter of fiscal 2018, the Company received net proceeds of $28.0 million under the Securitization Program. During the first quarter of fiscal 2018, the Company repaid $24.9 million from borrowings of various bank credit facilities and $92.5 million under the Company’s Credit Facility. During the first quarter of fiscal 2018, the Company paid dividends on common stock of $22.0 million and repurchased $68.1 million of common stock.

Cash Flow from Investing Activities

During the first quarter of fiscal 2019, the Company used $41.0 million for capital expenditures primarily related to warehouse and facilities, computer hardware and software purchases and information system development costs compared to $26.7 million for capital expenditures in the first quarter of fiscal 2018.  During the first quarter of fiscal 2018, the Company used $14.7 million of cash for acquisitions, which is net of the cash acquired.

During the first quarter of fiscal 2019, the Company received $120.0 million of cash from investing activities – discontinued operations from the sale of the TS business. During the first quarter of fiscal 2018, the Company generated $45.4 million of cash from investing activities – discontinued operations as a result of the sale of marketable securities obtained through the sale of the TS business.

Contractual Obligations

For a detailed description of the Company’s long-term debt and lease commitments for the next five years and thereafter, see Long-Term Contractual Obligations appearing in Item 7 of the Company’s Annual Report on Form 10-K for the fiscal year ended June 30, 2018. With the exception of the Company’s debt transactions discussed herein, there are no material changes to this information outside of normal borrowings and repayments of long-term debt and operating lease payments. The Company does not currently have any material non-cancellable commitments for capital expenditures or inventory purchases.

Financing Transactions

See Note 5, “Debt” to the Company’s consolidated financial statements included in this Quarterly Report on Form 10-Q for additional information on financing transactions including the Credit Facility, the Securitization Program, and other outstanding debt as of September 29, 2018. The Company was in compliance with all covenants under the Credit Facility and the Securitization Program as of September 29, 2018.

The Company has various lines of credit, financing arrangements and other forms of bank debt in the U.S. and various foreign locations to fund the short-term working capital, foreign exchange, overdraft and letter of credit needs of its wholly owned subsidiaries. Outstanding borrowings under such forms of debt at the end of first quarter of fiscal 2019 was $0.6 million.

Liquidity

The Company held cash and cash equivalents of $365.9  million as of September 29, 2018, of which $330.6  million was held outside the United States. As of June 30, 2018, the Company held cash and cash equivalents of $621.1 million, of which $545.3 million was held outside of the United States.

As of the end of the first quarter of fiscal 2019, the Company had a combined total borrowing capacity of $1.75 billion under the Credit Facility and the Securitization Program. There were no borrowings outstanding and $3.0 million in letters of credit issued under the Credit Facility and $65.0 million in borrowings outstanding under the Securitization Program, resulting in approximately $1.68 billion of total availability as of September 29, 2018. Availability under the Securitization Program is subject to the Company having sufficient eligible trade accounts receivable to support desired borrowings. The Company currently expects to utilize availability under credit facilities to support working capital and other general corporate purposes to the extent such incremental borrowings do not impact the Company’s investment grade credit rating. During the first quarter of fiscal 2019, the Company had an average daily balance outstanding of approximately $65.0 million under the Securitization Program. During the first quarter of fiscal 2018, the Company had an average daily balance outstanding of approximately $10.3 million under the Credit Facility and approximately $166.0 million under the Securitization Program.

During periods of weakening demand in the electronic components industry, the Company typically generates cash from operating activities. Conversely, the Company is more likely to use operating cash flows for working capital requirements during periods of higher growth. The Company generated  $296.5 million in cash flows from operating activities over the trailing four fiscal quarters ended September 29, 2018 from continuing operations.

Liquidity is subject to many factors, such as normal business operations as well as general economic, financial, competitive, legislative, and regulatory factors that are beyond the Company’s control. To the extent the cash balances held in foreign locations cannot be remitted back to the U.S. in a tax efficient manner, those cash balances are generally used for ongoing working capital, capital expenditure needs and to support acquisitions, and are currently expected to be permanently reinvested outside the U.S. The Company is still evaluating the impact of repatriating any additional foreign cash as a result of the Act. In addition, local government regulations may restrict the Company’s ability to move funds among various locations under certain circumstances. Management does not believe such restrictions would limit the Company’s ability to pursue its intended business strategy. Management believes that Avnet’s available borrowing capacity and the Company’s expected ability to generate operating cash flows in the future will be sufficient to meet its future liquidity needs. The Company also may issue debt or equity securities in the future and management believes the Company will have adequate access to the capital markets, if needed.

Historically the Company has made, and expects to continue to make, strategic investments through acquisition activity to the extent the investments strengthen Avnet’s competitive position, further its business strategies and meet management’s return on capital thresholds. The Company also expects to make capital expenditures, including expenditures for warehouse facilities and information technology related tools and systems. Additionally, as the Company integrates PF, the Company expects to use cash for restructuring, integration and other expenses.

In addition to continuing to make investments in acquisitions, as of September 29, 2018, the Company may repurchase up to an aggregate of $615.2 million of shares of the Company’s common stock through a $2.45 billion share repurchase program approved by the Board of Directors. The Company may repurchase stock from time to time at the discretion of management, subject to strategic considerations, market conditions and other factors. The Company may terminate or limit the share repurchase program at any time without prior notice. The timing and actual number of shares repurchased will depend on a variety of factors such as share price, corporate and regulatory requirements, and prevailing market conditions. Additionally, the Company currently expects to pay quarterly cash dividends on shares of its common stock, subject to approval of the Board of Directors. During the first quarter of fiscal 2019, the Board of Directors approved a dividend of $0.20 per share, which resulted in $22.9 million of dividend payments during the quarter.

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

See Item 7A, Quantitative and Qualitative Disclosures About Market Risk, in the Company’s Annual Report on Form 10-K for the fiscal year ended June 30, 2018, for further discussion of market risks associated with foreign currency exchange rates and interest rates. Avnet’s exposure to such risks has not changed materially since June 30, 2018, as the Company continues to economically hedge the majority of its foreign currency exchange exposures. Thus, any increase or decrease in fair value of the Company’s forward foreign currency exchange contracts is generally offset by an opposite effect on the related hedged position. For interest rate risk, the Company continues to maintain a combination of fixed and variable rate debt to mitigate the exposure to fluctuation in market interest rates.

See Liquidity and Capital Resources — Financing Transactions appearing in Item 2 of this Quarterly Report on Form 10-Q for further discussion of the Company’s financing transactions and capital structure. As of September 29, 2018,  95% of the Company’s debt bears interest at a fixed rate and 5% of the Company’s debt bears interest at variable rates. Therefore, a hypothetical 1.0% (100 basis points) increase in interest rates would result in a $0.2 million decrease in income from continuing operations before income taxes in the Company’s consolidated statement of operations for the first quarter of fiscal 2019.

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

During the first quarter of fiscal 2019, there were no changes to the Company’s internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) of the Exchange Act) that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

Item 1A.Risk Factors

This Quarterly Report contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended (“Securities Act”), and Section 21E of the Exchange Act with respect to the financial condition, results of operations and business of the Company. You can find many of these statements by looking for words like “believes,” “plans,” “expects,” “anticipates,” “should,” “will,” “may,” “estimates” or similar expressions in this Quarterly Report or in documents incorporated by reference in this Quarterly Report. These forward-looking statements are subject to numerous assumptions, risks and uncertainties. You should understand that the following important factors, in addition to those discussed elsewhere in this Quarterly Report and in the Company’s Annual Report on Form 10-K for the fiscal year ended June 30, 2018, could affect the Company’s future results of operations, and could cause those results or other outcomes to differ materially from those expressed or implied in the forward-looking statements:

•	competitive pressures among distributors of electronic components;

•	an industry down-cycle in semiconductors;

•	relationships with key suppliers and allocations of products by suppliers;

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

•

general economic and business conditions (domestic, foreign and global) affecting Avnet's operations and financial performance and, indirectly, Avnet's credit ratings, debt covenant compliance, and liquidity and access to financing;

•

geopolitical events, including the uncertainty caused by the United Kingdom’s planned exit from the European Union commonly referred to as “Brexit.” While the specific terms and impact of Brexit are not yet known, Brexit may adversely impact the United Kingdom and/or the European Union and therefore may adversely impact the Company’s operations and financial condition. The Company is monitoring the Brexit negotiations and developing contingency plans, including changes to its logistics operations and shipment routes and preparing for changes in trade facilitation regulations; and

•	legislative or regulatory changes affecting Avnet’s businesses.

Any forward-looking statement speaks only as of the date on which that statement is made. Except as required by law, the Company assumes no obligation to update any forward-looking statement to reflect events or circumstances that occur after the date on which the statement is made.

The discussion of the Company’s business and operations should be read together with the risk factors contained in Item 1A of its Annual Report on Form 10-K for the fiscal year ended June 30, 2018, which describe various risks and uncertainties to which the Company is or may become subject. These risks and uncertainties have the potential to affect the Company’s business, financial condition, results of operations, cash flows, strategies or prospects in a material and adverse manner. As of September 29, 2018, there have been no material changes to the risk factors set forth in the Company’s Annual Report on Form 10-K for the fiscal year ended June 30, 2018.

Item 2.Unregistered Sales of Equity Securities and Use of Proceeds

The Company’s Board of Directors has approved the repurchase of up to $2.45 billion of the Company’s common stock under the Company’s share repurchase program including an increase in August 2018 of $500.0 million. The following table includes the Company’s monthly purchases of the Company’s common stock during the first quarter of fiscal 2019, under the share repurchase program, which is part of a publicly announced plan.

			Total Number of	Approximate Dollar
	Total	Average	Shares Purchased	Value of Shares That
	Number	Price	as Part of Publicly	May Yet Be
	of Shares	Paid per	Announced Plans	Purchased under the
Period	Purchased	Share	or Programs	Plans or Programs
July 1 – July 28	117,301	$42.90	117,301	$267,089,000
July 29 – August 25	797,833	$47.75	797,833	$228,992,000
August 26 – September 29	2,400,000	$47.40	2,400,000	$615,223,000

Item 6.Exhibits

Exhibit
Number	Exhibit

31.1*	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2*	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1**	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2**	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS*	XBRL Instance Document.

101.SCH*	XBRL Taxonomy Extension Schema Document.

101.DEF*	XBRL Taxonomy Extension Definition Linkbase Document.

101.CAL*	XBRL Taxonomy Extension Calculation Linkbase Document.

101.LAB*	XBRL Taxonomy Extension Label Linkbase Document.

101.PRE*	XBRL Taxonomy Extension Presentation Linkbase Document.

*	Filed herewith.
**

Furnished herewith. The information in these exhibits shall not be deemed to be “filed” for purposes of Section 18 of the Exchange Act, or otherwise subject to liability under that section, and shall not be incorporated by reference into any filing under the Securities Act or the Exchange Act, except to the extent that the registrant specifically incorporates it by reference.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: November 8, 2018

AVNET, INC.

By:	/s/ THOMAS LIGUORI
Thomas Liguori
Chief Financial Officer