Form 10-Q
period 2018-12-29
AVNET INC
filed 2019-01-25
CIK 8858

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended December 29, 2018

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

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

N/A

(Former name, former address and former fiscal year, if changed since last report.)

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

As of January 17, 2019, the total number of shares outstanding of the registrant’s Common Stock was 108,427,879 shares, net of treasury shares.

AVNET, INC. AND SUBSIDIARIES

PART I

FINANCIAL INFORMATION

Item 1.Financial Statements

AVNET, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(Unaudited)

	December 29,	June 30,
	2018	2018
	(Thousands, except share
	amounts)
ASSETS
Current assets:
Cash and cash equivalents	$482,166	$621,125
Receivables, less allowances of $51,668 and $48,959, respectively	3,445,807	3,641,139
Inventories	3,306,299	3,141,822
Prepaid and other current assets	156,451	206,513
Total current assets	7,390,723	7,610,599
Property, plant and equipment, net	462,914	522,909
Goodwill	1,010,568	980,872
Intangible assets, net	184,979	219,913
Other assets	185,515	262,552
Total assets	$9,234,699	$9,596,845
LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Short-term debt	$1,845	$165,380
Accounts payable	2,046,571	2,269,478
Accrued expenses and other	424,350	534,603
Total current liabilities	2,472,766	2,969,461
Long-term debt	1,961,467	1,489,219
Other liabilities	391,729	453,084
Total liabilities	4,825,962	4,911,764
Commitments and contingencies (Note 7)
Shareholders’ equity:
Common stock $1.00 par; authorized 300,000,000 shares; issued 108,951,222 shares and 115,825,062 shares, respectively	108,951	115,825
Additional paid-in capital	1,563,633	1,528,713
Retained earnings	2,982,937	3,235,894
Accumulated other comprehensive loss	(246,784)	(195,351)
Total shareholders’ equity	4,408,737	4,685,081
Total liabilities and shareholders’ equity	$9,234,699	$9,596,845

See notes to consolidated financial statements.

AVNET, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

	Second Quarters Ended		Six Months Ended
	December 29,	December 30,	December 29,	December 30,
	2018	2017	2018	2017
	(Thousands, except per share amounts)
Sales	$5,048,980	$4,521,636	$10,138,859	$9,182,578
Cost of sales	4,418,947	3,919,175	8,872,077	7,967,563
Gross profit	630,033	602,461	1,266,782	1,215,015
Selling, general and administrative expenses	471,723	484,082	946,868	985,674
Restructuring, integration and other expenses	62,260	36,762	77,048	83,156
Operating income	96,050	81,617	242,866	146,185
Other income, net	2,584	3,349	692	22,270
Interest and other financing expenses, net	(33,718)	(22,826)	(63,811)	(44,841)
Income from continuing operations before taxes	64,916	62,140	179,747	123,614
Income tax expense	28,141	5,346	59,443	8,638
Income from continuing operations, net of tax	36,775	56,794	120,304	114,976
Loss from discontinued operations, net of tax	(374)	(10,070)	(179)	(9,949)
Net income	36,401	46,724	120,125	105,027

Earnings (loss) per share - basic:
Continuing operations	$0.33	$0.47	$1.07	$0.94
Discontinued operations	0.00	(0.08)	(0.01)	(0.08)
Net income per share basic	0.33	0.39	1.06	0.86

Earnings (loss) per share - diluted:
Continuing operations	$0.33	$0.47	$1.06	$0.93
Discontinued operations	0.00	(0.08)	(0.01)	(0.08)
Net income per share diluted	0.33	0.39	1.05	0.85

Shares used to compute earnings per share:
Basic	110,332	120,400	112,796	121,543
Diluted	111,462	121,749	113,967	122,867
Cash dividends paid per common share	$0.20	$0.18	$0.40	$0.36

See notes to consolidated financial statements.

AVNET, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(Unaudited)

	Second Quarters Ended		Six Months Ended
	December 29,	December 30,	December 29,	December 30,
	2018	2017	2018	2017
	(Thousands)
Net income	$36,401	$46,724	$120,125	$105,027
Other comprehensive (loss) income, net of tax:
Foreign currency translation and other	(65,197)	27,941	(56,396)	116,784
Pension adjustments, net	4,207	9,250	4,963	10,189
Total comprehensive (loss) income	$(24,589)	$83,915	$68,692	$232,000

See notes to consolidated financial statements.

AVNET, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	Six Months Ended
	December 29,	December 30,
	2018	2017

	(Thousands)
Cash flows from operating activities:
Net income	$120,125	$105,027
Less: Loss from discontinued operations, net of tax	(179)	(9,949)
Income from continuing operations	120,304	114,976

Non-cash and other reconciling items:
Depreciation	48,124	77,510
Amortization	41,220	47,256
Deferred income taxes	44,857	(55,921)
Stock-based compensation	17,077	17,090
Other, net	77,437	22,386
Changes in (net of effects from businesses acquired and divested):
Receivables	193,520	108,459
Inventories	(209,582)	(410,361)
Accounts payable	(205,254)	75,342
Accrued expenses and other, net	(140,495)	(55,955)
Net cash flows used for operating activities - continuing operations	(12,792)	(59,218)
Net cash flows used for operating activities - discontinued operations	(56,284)	—
Net cash flows used for operating activities	(69,076)	(59,218)

Cash flows from financing activities:
Borrowings under accounts receivable securitization, net	366,000	78,000
Repayments under senior unsecured credit facility, net	(59,420)	(99,971)
Repayments under bank credit facilities and other debt, net	(595)	(27,381)
Repurchases of common stock	(335,404)	(135,458)
Dividends paid on common stock	(44,701)	(43,572)
Other, net	15,200	(1,214)
Net cash flows used for financing activities - continuing operations	(58,920)	(229,596)
Net cash flows used for financing activities	(58,920)	(229,596)

Cash flows from investing activities:
Purchases of property, plant and equipment	(70,186)	(67,397)
Acquisitions of businesses, net of cash acquired	(62,514)	(14,661)
Other, net	963	2,402
Net cash flows used for investing activities - continuing operations	(131,737)	(79,656)
Net cash flows provided by investing activities - discontinued operations	123,473	112,664
Net cash flows (used) provided by investing activities	(8,264)	33,008

Effect of currency exchange rate changes on cash and cash equivalents	(2,699)	8,940

Cash and cash equivalents:
— decrease	(138,959)	(246,866)
— at beginning of period	621,125	836,384
— at end of period	$482,166	$589,518

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

The preparation of financial statements in accordance with generally accepted accounting principles in the United States (“GAAP”) requires management to make estimates and assumptions that affect the amounts reported in the consolidated financial statements. Actual results may differ from these estimates.

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

Recently adopted accounting pronouncements

In May 2014, the Financial Accounting Standards Board (the “FASB”) issued Accounting Standards Update (“ASU”) No. 2014-09, Revenue from Contracts with Customers (Topic 606) (“ASU 2014-09”, and collectively with its related subsequent amendments, “Topic 606”). Topic 606 supersedes previous revenue recognition guidance and requires the Company to recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the Company expects to be entitled in exchange for such goods or services.  The Company adopted Topic 606 on July 1, 2018 using the modified retrospective transition method applied to those contracts which were not completed as of July 1, 2018. Under this transition method, the Company’s results in the consolidated statements of operations for the second quarter and six months ended December 29, 2018 are presented under Topic 606, while the comparative results for the second quarter and six months ended December 30, 2017 were not retrospectively adjusted, as such results were recognized in accordance with the revenue recognition policy discussed under Summary of Significant Accounting Policies in Note 1 of the Company’s Fiscal 2018 Annual Report on Form 10-K.

The adoption of Topic 606 did not have a material impact on the Company’s consolidated financial statements as of the adoption date and as of and for the six months ended December 29, 2018. Substantially all of the Company’s sales continue to be recognized when products are shipped from the Company’s facilities or delivered to customers, depending on the respective contractual terms. For a nominal portion of the Company’s contracts where the accounting did change, the adoption of Topic 606 resulted in an increase to the opening balance of retained earnings of $2.0 million as of July 1, 2018. This impact was primarily due to the acceleration of recognition of net sales and associated gross profit related to certain uncompleted contracts for the manufacture of goods with no alternative use and for which the Company has an enforceable right to payment, including a reasonable profit margin, from the customer for performance completed to date. For these contracts, the Company recognizes revenue over time as control of the goods transfers through the manufacturing process, rather than when the goods are delivered, and title, risk and reward of ownership are passed to the customer, as under previous revenue recognition guidance.

Refer to Note 2 herein for further discussion regarding revenue recognition and related accounting policies.

In March 2017, the FASB issued Accounting Standards Update No. 2017-07, Compensation - Retirement Benefits (Topic 715)- Improving the Presentation of Net Periodic Cost and Net Periodic Postretirement Benefit Cost ("ASU No. 2017-07"). ASU No. 2017-07 requires that the service cost component of net periodic pension costs be included in the same line item as other compensation costs arising from services rendered by employees during the period, with the other components of the net periodic pension costs reported separately from the service cost component and below operating

AVNET, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

income. The Company adopted this standard effective the first quarter of fiscal year 2019, which required changes to the classification of net periodic pension costs in the consolidated statements of operations for all periods presented. The service cost component of the net periodic pension cost is now included in “Selling, general and administrative expenses” with all other components of net periodic pension costs within “Other income, net” in the consolidated statements of operations. The adoption of ASU No. 2017-07 did not have any impact on the Company’s reported amount of income from continuing operations before taxes.

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

Recently issued accounting pronouncements

In October 2018, the FASB issued Accounting Standards Update No. 2018-16, Derivatives and Hedging (Topic 815): Inclusion of the Secured Overnight Financing Rate (SOFR) Overnight Index Swap (OIS) Rate as a Benchmark Interest Rate for Hedge Accounting Purposes, which permits use of the OIS rate based on SOFR as a U.S. benchmark interest rate for hedge accounting purposes under Topic 815. This update is effective for the Company in the first quarter of fiscal 2020. The Company intends to adopt this update concurrently with ASU 2017-12. The Company does not expect any impact from the adoption of ASU 2018-16 on its consolidated financial statements as the Company does not currently have any interest rate related derivative financial instruments.

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

In August 2017, the FASB issued Accounting Standards Update 2017-12, Derivatives and Hedging (Topic 815) - Targeted Improvements to Accounting for Hedging Activities (“ASU 2017-12”), which improves the financial reporting of hedging relationships to better portray the economic results of an entity’s risk management activities in its financial statements and makes certain targeted improvements to simplify the qualification and application of hedge accounting compared to current GAAP. This update is effective for fiscal years beginning after December 15, 2018, with early adoption permitted. The Company is currently evaluating the impact of the adoption of ASU 2017-12 on its consolidated financial statements.

AVNET, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

In February 2016, the FASB issued Accounting Standards Update No. 2016-02, Leases (“ASU 2016-02”) and issued subsequent amendments to the initial guidance: ASU 2017-13, ASU 2018-10, ASU 2018-11 and ASU 2018-20 (collectively, Topic 842). Topic 842 requires companies to generally recognize operating and financing lease liabilities on the balance sheet and corresponding right-of-use assets created by those leases with lease terms of more than 12 months. The Company will adopt Topic 842 when it becomes effective in the first quarter of fiscal 2020 using the retrospective cumulative effect adjustment transition method and record a cumulative effect adjustment as of the adoption date.  The Company is currently evaluating the impact of its pending adoption of Topic 842 on its consolidated financial statements, including assessing certain available practical expedients, and expects that most operating lease commitments related to the Company’s real estate, vehicle and equipment leases will be subject to the new standard and recognized as operating lease liabilities and right-of-use assets upon adoption, which will materially increase total assets and total liabilities relative to such amounts prior to adoption. The Company does not expect the adoption to have a material impact on the consolidated statements of operations or consolidated statements of cash flows.  The Company has established an implementation team inclusive of external advisors and is in the process of gathering information specific to its operating lease portfolio.  The Company’s information gathering, analysis and evaluation of the new standard will continue through its effective date in the first quarter of fiscal 2020.

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

AVNET, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

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

3. Acquisitions and Discontinued operations

Acquisition of Softweb Solutions

In December 2018, the Company acquired Softweb Solutions (“Softweb”) a privately held software and artificial intelligence company that delivers software solutions for Internet of Things (IoT) applications and systems designed to increase efficiency, speed time to market, and help businesses transform. The impact of this acquisition was not material to the Company’s consolidated balance sheets or statements of operations and as a result, the Company has not disclosed the preliminary allocation of purchase price or the pro-forma impact of the acquisition.

Discontinued Operations

In February 2017, the Company completed the sale of its Technology Solutions business (“TS business”) to Tech Data Corporation (the “Buyer”). The TS business and the financial impacts of the divestiture are classified as discontinued operations in all periods presented. In August 2018, the Company executed a settlement agreement with the Buyer resulting in a final adjustment of $120.0 million and a final geographic allocation of the TS business sales price for tax reporting purposes. This incremental consideration received from the sale of the TS business as well as cash settlements from the resolution of indemnification claims and other cash reimbursements have been classified as cash flow from discontinued operations investing activities.  Income tax payments related to the gain on sale of the TS business have been classified as cash flow from discontinued operations operating activities.

In connection with the sale of the TS business, the Company entered into a Transition Services Agreement (“TSA”), pursuant to which the Buyer will pay the Company to provide certain information technology, distribution, facilities, finance and human resources related services for various periods of time depending upon the services not to exceed approximately two years from the closing date. Expenses incurred by the Company to provide such services under the TSA are classified within selling, general and administrative expenses and amounts billed to the Buyer to provide such services are classified as a reduction of such expenses. As of December 29, 2018, the Buyer has formally terminated all TSA services.

AVNET, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

Under the contractual terms of the sale of the TS business, the Company has indemnified the Buyer for certain liabilities including income and other tax related matters, which may result in future indemnification payments to the Buyer depending upon the outcome of those matters subject to indemnification.

4. Goodwill and long-lived assets

Goodwill

The following table presents the change in goodwill by reportable segment for the six months ended December 29, 2018.

	Electronic	Premier
	Components	Farnell	Total
	(Thousands)
Carrying value at June 30, 2018 (1)	$479,699	$501,173	$980,872
Additions from acquisitions	49,412	—	49,412
Foreign currency translation	(3,454)	(16,262)	(19,716)
Carrying value at December 29, 2018 (1)	$525,657	$484,911	$1,010,568

(1) Includes accumulated impairment of $1,045,110 from fiscal 2009 and $181,440 from fiscal 2018

The Company evaluates each quarter if facts and circumstances indicate that it is more likely than not that the fair value of reporting units is less than its carrying value, which would require the Company to perform an interim goodwill impairment test. Indicators the Company evaluates to determine whether an interim goodwill impairment test is necessary include, but are not limited to (i) a sustained decrease in share price or market capitalization as of any fiscal quarter end, (ii) changes in the macroeconomic or industry environments, (iii) the results of and the amount of time passed since the last goodwill impairment test and (iv) the long-term expected financial performance of its reporting units. During the second quarter of fiscal 2019, the Company concluded that an interim goodwill impairment test was not required.

Intangible Assets

The following table presents the Company’s acquired intangible assets at December 29, 2018, and June 30, 2018, respectively.

	December 29, 2018			June 30, 2018
	Acquired	Accumulated	Net Book	Acquired	Accumulated	Net Book
	Amount	Amortization	Value	Amount	Amortization	Value
	(Thousands)
Customer related	$291,979	$(176,415)	$115,564	$300,126	$(148,416)	$151,710
Trade name	52,680	(20,473)	32,207	54,391	(16,711)	37,680
Technology and other	63,765	(26,557)	37,208	52,793	(22,270)	30,523
	$408,424	$(223,445)	$184,979	$407,310	$(187,397)	$219,913

AVNET, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

Intangible asset amortization expense from continuing operations was, and $20.4 million and $21.8 million for the second quarters of fiscal 2019 and 2018, respectively, and $41.2 million and $47.3 million for the first six months of fiscal 2019 and 2018, respectively. Intangible assets have a weighted average remaining useful life of approximately 3 years. The following table presents the estimated future amortization expense for the remainder of fiscal 2019 and the next five fiscal years (in thousands):

Fiscal Year
Remainder of fiscal 2019	$41,719
2020	81,132
2021	40,358
2022	14,435
2023	5,965
2024	1,370
Total	$184,979

5. Debt

Short-term debt consists of the following (in thousands):

	December 29, 2018	June 30, 2018	December 29, 2018	June 30, 2018
	Interest Rate		Carrying Balance
Bank credit facilities and other	2.86%	2.91%	$1,845	$60,380
Accounts receivable securitization program	—	2.63%	—	105,000
Short-term debt			$1,845	$165,380

Bank credit facilities and other consists primarily of various committed and uncommitted lines of credit and other forms of bank debt with financial institutions utilized primarily to support the working capital requirements of the Company including its foreign operations.

Long-term debt consists of the following (in thousands):

	December 29, 2018	June 30, 2018	December 29, 2018	June 30, 2018
	Interest Rate		Carrying Balance
Revolving credit facilities:
Accounts receivable securitization program	3.26%	—	$471,000	$—
Public notes due:
June 2020	5.88%	5.88%	300,000	300,000
December 2021	3.75%	3.75%	300,000	300,000
December 2022	4.88%	4.88%	350,000	350,000
April 2026	4.63%	4.63%	550,000	550,000
Other long-term debt	1.11%	1.26%	503	383
Long-term debt before discount and debt issuance costs			1,971,503	1,500,383
Discount and debt issuance costs – unamortized			(10,036)	(11,164)
Long-term debt			$1,961,467	$1,489,219

AVNET, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

The Company has an accounts receivable securitization program (the “Securitization Program”) in the United States with a group of financial institutions to allow the Company to transfer, on an ongoing revolving basis, an undivided interest in a designated pool of trade accounts receivable, to provide security or collateral for borrowings up to a maximum of $500 million. The Securitization Program does not qualify for off balance sheet accounting treatment and any borrowings under the Securitization Program are recorded as debt in the consolidated balance sheets. Under the Securitization Program, the Company legally sells and isolates certain U.S. trade accounts receivable, into a wholly owned and consolidated bankruptcy remote special purpose entity. Such receivables, which are recorded within “Receivables” in the consolidated balance sheets, totaled $814.6 million and $790.5 million at December 29, 2018, and June 30, 2018, respectively. The Securitization Program contains certain covenants relating to the quality of the receivables sold. The Securitization Program also requires the Company to maintain certain minimum interest coverage and leverage ratios, which the Company was in compliance with as of December 29, 2018, and June 30, 2018. The Securitization Program expires in August 2020 and as a result the Company has classified outstanding balances as long-term debt as of December 29, 2018. Interest on borrowings is calculated using a one-month LIBOR rate plus a spread of 0.75%. The facility fee on the unused balance of the facility is up to 0.35%.

The Company has a five-year $1.25 billion senior unsecured revolving credit facility (the “Credit Facility”) with a syndicate of banks, consisting of revolving credit facilities and the issuance of up to $200.0 million of letters of credit and up to $300.0 million of loans in certain approved currencies, which expires in June 2023. Subject to certain conditions, the Credit Facility may be increased up to $1.50 billion. Under the Credit Facility, the Company may select from various interest rate options, currencies and maturities. The Credit Facility contains certain covenants including various limitations on debt incurrence, share repurchases, dividends, investments and capital expenditures. The Credit Facility also includes financial covenants requiring the Company to maintain minimum interest coverage and leverage ratios, which the Company was in compliance with as of December 29, 2018, and June 30, 2018. As of December 29, 2018, and June 30, 2018, there were $3.0 million and $2.0 million, respectively, in letters of credit issued under the Credit Facility.

As of December 29, 2018, the carrying value and fair value of the Company’s total debt was $1.96 billion and $1.97 billion, respectively. At June 30, 2018, the carrying value and fair value of the Company’s total debt was $1.65 billion and $1.67 billion, respectively. Fair value for the public notes was estimated based upon quoted market prices and for other forms of debt fair value approximates carrying value due to the market based variable nature of the interest rates on those debt facilities.

6. Derivative financial instruments

Many of the Company’s subsidiaries purchase and sell products in currencies other than their functional currencies. This subjects the Company to the risks associated with fluctuations in foreign currency exchange rates. The Company reduces this risk by utilizing natural hedging (e.g., offsetting receivables and payables in the same foreign currency) as well as by creating offsetting positions through the use of derivative financial instruments, primarily forward foreign exchange contracts typically with maturities of less than 60 days (“economic hedges”), but no longer than one year. The Company continues to have exposure to foreign currency risks to the extent they are not economically hedged. The Company adjusts any economic hedges to fair value through the consolidated statements of operations primarily within “other income, net.” The fair value of forward foreign exchange contracts, which are based upon Level 2 criteria under the ASC 820 fair value hierarchy, are classified in the captions “Prepaid and other current assets” or “Accrued expenses and other,” as applicable, in the accompanying consolidated balance sheets as of December 29, 2018, and June 30, 2018. The Company’s master netting and other similar arrangements with various financial institutions related to derivative financial instruments allow for the right of offset. The Company’s policy is to present derivative financial instruments with the same counterparty as either a net asset or liability when the right of offset exists.

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

The fair values of derivative financial instruments in the Company’s consolidated balance sheets are as follows:

	December 29,	June 30,
	2018	2018
	(Thousands)
Forward foreign currency exchange contracts not receiving hedge accounting treatment recorded in:
Other current assets	$6,857	$2,259
Accrued expenses	5,741	7,083

The amounts recorded to other income, net, related to derivative financial instruments for economic hedges are as follows:

	Second Quarters Ended		Six Months Ended
	December 29,	December 30,	December 29,	December 30,
	2018	2017	2018	2017
	(Thousands)
Net derivative financial instrument gain (loss)	$(2,417)	$(1,361)	$376	$1,715

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

As of December 29, 2018 and June 30, 2018, the Company had aggregate estimated liabilities of $14.7 million and $14.2 million, respectively, classified within accrued expenses and other for such compliance-related matters that were reasonably estimable as of such dates.

AVNET, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

8. Income taxes

The Company’s effective tax rate on its income before income taxes from continuing operations was 43.3% in the second quarter of fiscal 2019. During the second quarter of fiscal 2019, the Company’s effective tax rate was unfavorably impacted primarily by (i) an adjustment to the one-time mandatory deemed repatriation tax liability recorded under the requirements of the Act and (ii) increases in unrecognized tax benefits, partially offset by (iii) the mix of income in lower tax jurisdictions, and (iv) the release of valuation allowances against deferred tax assets that were deemed to be realizable.

During the second quarter of fiscal 2018, the Company’s effective tax rate of 8.6% was favorably impacted primarily by the mix of income in lower tax jurisdictions, partially offset by the tax expense created from remeasuring net deferred tax assets as a result of applying the requirements of the Act.

For the first six months of fiscal 2019, the Company’s effective tax rate on its income before income taxes from continuing operations was 33.1%. The effective tax rate for the first six months of fiscal 2019 was unfavorably impacted primarily by (i) an adjustment to the one-time mandatory deemed repatriation tax liability recorded under the requirements of the Act and (ii) increases in unrecognized tax benefits, partially offset by (iii) an adjustment to the provisional deferred tax impacts of the Act, (iv) the mix of income in lower tax jurisdictions, and (v) the release of valuation allowances against deferred tax assets that were deemed to be realizable.

The Company’s effective tax rate is based on our interpretation of the changes under US tax reform including the computation of Global Intangible Low Taxed Income (“GILTI”). The Company has made a policy election to account for any impacts of the GILTI tax as a period expense. The Company’s FY19 effective tax rate may change in future periods due to changes in US tax law and the issuance of additional guidance related to US Tax Reform.

During the first six months of fiscal 2018, the Company’s effective tax rate of 7.0% was favorably impacted primarily by (i) the mix of income in lower tax jurisdictions and (ii) the release of unrecognized tax benefit reserves primarily due to the negotiation of a favorable outcome in a foreign jurisdiction, partially offset by (iii) the tax expense created from remeasuring net deferred tax assets as a result of applying the requirements of the Act.

During the second quarter of fiscal 2019, which corresponds to the end of the measurement period allowed for under Staff Accounting Bulletin 118 (“SAB 118”), the Company finalized its estimate of the one-time mandatory deemed repatriation tax liability (the “transition tax”), resulting in an increase to the tax liability of $10.8 million due to additional analysis performed on foreign tax pools and earnings and profits computations. The total transition tax recorded as a result of the Act is estimated to be $257.5 million as of December 29, 2018. The transition tax may change in the future due to changes in tax law as enacted by the US Government, new guidance from federal and state regulators and related interpretations of the Act.

As of the first quarter of fiscal year 2019, the Company had recorded a provisional benefit of $2.4 million to account for the deferred tax impacts of the Act, which was increased by $1.3 million in the second quarter of fiscal 2019 as a result of the Company refining its estimate of the fiscal year 2018 federal net operating loss. This amount may be further refined as the Company finalizes its income tax computations on its US income tax returns which are due in April 2019.

The Company continues to evaluate the impact of the Act including the Company’s historical assertion related to ASC 740 unremitted earnings. The Company has not changed its historical assertion as of December 29, 2018 that its ASC 740 unremitted earnings are permanently reinvested.

AVNET, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

9. Pension plan

The Company has a noncontributory defined benefit pension plan that covers substantially all U.S. employees and an acquired closed noncontributory defined benefit pension plan covering certain current or former Premier Farnell U.S. employees (the “Plans”). Components of net periodic pension cost from continuing operations for the Plans were as follows, which reflect the adoption of ASU 2017-07 as discussed further in Note 1:

	Second Quarters Ended		Six Months Ended
	December 29,	December 30,	December 29,	December 30,
	2018	2017	2018	2017
	(Thousands)
Service cost	$3,734	$3,867	$7,468	$7,735
Total net periodic pension cost within selling, general and administrative expenses	3,734	3,867	7,468	7,735

Interest cost	6,614	5,783	13,228	11,566
Expected return on plan assets	(13,301)	(13,757)	(26,602)	(27,514)
Amortization of prior service credits	(393)	(393)	(786)	(786)
Recognized net actuarial loss	2,535	3,746	5,070	7,492
Total net periodic pension benefit within other income, net	(4,545)	(4,621)	(9,090)	(9,242)

Net periodic pension benefit	$(811)	$(754)	$(1,622)	$(1,507)

In connection with the adoption of ASU No. 2017-07, the Company now classifies service cost as a component of selling, general and administrative expenses and other components of net periodic pension costs within other income, net. The Company contributed $8.0 million to the Plans during the first six months of fiscal 2019 and expects to make an additional contribution to the Plans of $8.0 million in the remainder of fiscal 2019.

Amounts reclassified out of accumulated other comprehensive income, net of tax, to other income, net during the second quarters and first six months of fiscal 2019 and fiscal 2018 were not material and substantially all related to net periodic pension costs including recognition of actuarial losses and amortization of prior service credits.

In connection with the sale of the TS business, a significant number of former employees became terminated vested employees under the Plan. During fiscal 2018, the aggregate amount of former employee withdrawals from the Plan exceeded the pension accounting settlement threshold for fiscal 2018, which required a settlement expense under ASC 715 pension accounting. As a result, the Company recorded a pension settlement expense of $14.0 million in the second quarter of fiscal 2018, which was classified as a component of loss from discontinued operations.

AVNET, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

10. Shareholders’ equity

Share repurchase program

In August 2018, the Company’s Board of Directors amended the Company’s existing share repurchase program to authorize the repurchase of up to $2.45 billion of common stock in the open market or through privately negotiated transactions. The timing and actual number of shares repurchased will depend on a variety of factors such as share price, corporate and regulatory requirements, and prevailing market conditions. During the second quarter and six months ended December 29, 2018, the Company repurchased 4.1 million and 7.4 million shares, respectively, under this program for a total cost of $175.1 million and $332.0 million, respectively. As of December 29, 2018, the Company had $440.1 million remaining under its share repurchase authorization.

Common stock dividend

In November 2018, the Company’s Board of Directors approved a dividend of $0.20 per common share and dividend payments of $21.8 million were made in December 2018. During the six months ended December 29, 2018, the Company paid dividends of $0.40 per common share and $44.7 million in total.

11. Earnings per share

	Second Quarters Ended		Six Months Ended
	December 29,	December 30,	December 29,	December 30,
	2018	2017	2018	2017
	(Thousands, except per share data)
Numerator:
Income from continuing operations	$36,775	$56,794	$120,304	$114,976
Loss from discontinued operations	(374)	(10,070)	(179)	(9,949)
Net income	$36,401	$46,724	$120,125	$105,027

Denominator:
Weighted average common shares for basic earnings per share	110,332	120,400	112,796	121,543
Net effect of dilutive stock based compensation awards	1,130	1,349	1,171	1,324
Weighted average common shares for diluted earnings per share	111,462	121,749	113,967	122,867
Basic earnings per share - continuing operations	$0.33	$0.47	$1.07	$0.94
Basic loss per share - discontinued operations	0.00	(0.08)	(0.01)	(0.08)
Basic earnings per share	$0.33	$0.39	$1.06	$0.86
Diluted earnings per share - continuing operations	$0.33	$0.47	$1.06	$0.93
Diluted loss per share - discontinued operations	0.00	(0.08)	(0.01)	(0.08)
Diluted earnings per share	$0.33	$0.39	$1.05	$0.85
Stock options excluded from earnings per share calculation due to anti-dilutive effect	1,404	1,508	1,205	1,508

AVNET, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

12. Additional cash flow information

Non-cash investing and financing activities and supplemental cash flow information were as follows:

	Six Months Ended
	December 29,	December 30,
	2018	2017
	(Thousands)
Non-cash Investing Activities:
Capital expenditures incurred but not paid	$16,257	$17,765
Non-cash Financing Activities:
Unsettled share repurchases	$—	$3,971
Supplemental Cash Flow Information:
Interest	$67,467	$48,061
Income taxes - continuing and discontinued operations	125,797	65,245

Included in cash and cash equivalents as of December 29, 2018 and June 30, 2018 was $11.7 million and $6.1 million, respectively, of cash equivalents, which was primarily comprised of investment grade money market funds and overnight time deposits.

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

AVNET, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

	Second Quarters Ended		Six Months Ended
	December 29,	December 30,	December 29,	December 30,
	2018	2017	2018	2017
	(Thousands)
Sales:
Electronic Components	$4,680,714	$4,163,519	$9,391,540	$8,470,769
Premier Farnell	368,266	358,117	747,319	711,809
	5,048,980	4,521,636	10,138,859	9,182,578
Operating income:
Electronic Components	$158,551	$129,848	$320,464	$269,449
Premier Farnell	39,644	33,451	80,436	66,083
	198,195	163,299	400,900	335,532
Corporate (1)	(19,372)	(23,043)	(39,546)	(58,729)
Restructuring, integration and other expenses	(62,260)	(36,762)	(77,048)	(83,156)
Amortization of acquired intangible assets and other	(20,513)	(21,877)	(41,440)	(47,462)
Operating income	$96,050	$81,617	$242,866	$146,185

Sales, by geographic area:
Americas (2)	$1,300,423	$1,210,251	$2,572,216	$2,395,735
EMEA (3)	1,668,575	1,506,015	3,383,492	3,199,000
Asia/Pacific (4)	2,079,982	1,805,370	4,183,151	3,587,843
Sales	$5,048,980	$4,521,636	$10,138,859	$9,182,578

(1)Corporate is not a reportable segment and represents certain centrally incurred overhead expenses and assets that are not included in the EC and PF measures of profitability or assets. Corporate amounts represent a reconciling item between segment measures of profitability or assets and total Avnet amounts reported in the consolidated financial statements.

(2)Includes sales from the United States of $1.21 billion and $1.12 billion for the second quarters ended December 29, 2018 and December 30, 2017, respectively. Includes sales from the United States of $2.39 billion and $2.21 billion for the first six months of fiscal 2019 and 2018, respectively.

(3)Includes sales from Germany and Belgium of $648.5 million and $276.2 million, respectively, for the second quarter ended December 29, 2018, and $1.33 billion and $556.3 million, respectively, for the first six months of fiscal 2019. Includes sales from Germany and Belgium of $577.5 million and $242.4 million, respectively, for the second quarter ended December 30, 2017, and $1.27 billion and $504.9 million, respectively, for the first six months of fiscal 2018.

(4)Includes sales from China (including Hong Kong), Taiwan and Singapore of $668.4 million, $926.1 million and $261.9 million, respectively, for the second quarter ended December 29, 2018,  and $1.36 billion, $1.81  billion and $542.3 million, respectively, for the first six months of fiscal 2019. Includes sales from China (including Hong Kong), Taiwan and Singapore of $633.6 million, $715.3 million and $217.3 million, respectively, for the second quarter ended December 30, 2017, and $1.28 billion, $1.37 billion and $446.2 million, respectively, for the first six months of fiscal 2018.

AVNET, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

	December 29,	June 30,
	2018	2018
	(Thousands)
Property, plant, and equipment, net, by geographic area:
Americas (1)	$230,544	$276,156
EMEA (2)	192,311	204,797
Asia/Pacific	40,059	41,956
Property, plant, and equipment, net	$462,914	$522,909

(1)Includes property, plant and equipment, net, of $224.6 million and $271.4 million as of December 29, 2018, and June 30, 2018, respectively, in the United States.

(2)Includes property, plant and equipment, net, of $97.2 million, $58.3 million and $27.3 million in Germany, UK and Belgium, respectively, as of December 29, 2018; and $99.4 million, $52.5 million and $43.4 million in Germany, UK and Belgium, respectively, as of June 30, 2018.

14. Restructuring expenses

Fiscal 2019

During fiscal 2019, the Company undertook restructuring actions in order to improve operating efficiencies and further integrate the acquisition of PF. These restructuring actions included certain costs associated with the continued transformation of the Company’s information technology, distribution center footprint and business operations including the re-prioritization of its information technology initiatives and resources. Restructuring expenses are included as a component of restructuring, integration and other expenses in the Consolidated Statements of Operations. The activity related to the restructuring liabilities and assets established during fiscal 2019 is presented in the following table:

		Facility
		and Contract	Asset
	Severance	Exit Costs	Impairments	Total
	(Thousands)
Fiscal 2019 restructuring expenses	$15,832	$350	$46,990	$63,172
Cash payments	(4,171)	(97)	—	(4,268)
Non-cash amounts	—	—	(46,990)	(46,990)
Other, principally foreign currency translation	—	(6)	—	(6)
Balance at December 29, 2018	$11,661	$247	$—	$11,908

Severance expense recorded in the first six months of fiscal 2019 related to the reduction, or planned reduction, of approximately 160 employees, primarily in executive management, operations, information technology, warehouse, sales and business support functions. Facility and contract exit costs primarily consist of liabilities for remaining lease obligations for exited facilities and for contractual termination costs. Asset impairments represents an asset impairment expense of $47.0 million that relates to software assets that were impaired as a result of the restructuring of information technology operations including the re-prioritization of information technology initiatives and resources. Of the $63.2 million in restructuring expenses recorded during the first six months of fiscal 2019, $62.4 million related to EC, $0.5 million related to PF and $0.3 million related to corporate executive and business support functions. The Company expects the majority of the remaining amounts to be paid or collected by the end of fiscal 2019.

AVNET, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

Fiscal 2018 and prior

During fiscal 2018 and prior, the Company incurred restructuring expenses related to various restructuring actions intended to achieve planned synergies from acquired businesses and to reduce future operating expenses. The following table presents the activity during the first six months of fiscal 2019 related to the remaining restructuring liabilities from continuing operations established during fiscal 2018 and prior:

		Facility
		and Contract	Asset
	Severance	Exit Costs	Impairments	Total
	(Thousands)
Balance at June 30, 2018	$25,918	$2,890	$416	$29,224
Cash payments	(19,455)	(762)	—	(20,217)
Changes in estimates, net	(514)	—	—	(514)
Non-cash amounts	—	218	(416)	(198)
Other, principally foreign currency translation	(350)	(34)	—	(384)
Balance at December 29, 2018	$5,599	$2,312	$—	$7,911

The Company expects the majority of the remaining amounts to be paid by the end of fiscal 2019.

Item 2.Management’s Discussion and Analysis of Financial Condition and Results of Operations

For a description of the Company’s critical accounting policies and an understanding of the significant factors that influenced the Company’s performance during the quarter ended December 29, 2018, this Management’s Discussion and Analysis of Financial Condition and Results of Operations (“MD&A”) should be read in conjunction with the consolidated financial statements, including the related notes, appearing in Item 1 of this Quarterly Report on Form 10-Q, as well as the Company’s Annual Report on Form 10-K for the fiscal year ended June 30, 2018.

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

The reconciliation of operating income to adjusted operating income is presented in the following table:

	Second Quarters Ended		Six Months Ended
	December 29,	December 30,	December 29,	December 30,
	2018	2017	2018	2017
	(Thousands)
Operating income	$96,050	$81,617	$242,866	$146,185
Restructuring, integration and other expenses	62,260	36,762	77,048	83,156
Amortization of acquired intangible assets and other	20,513	21,877	41,440	47,462
Adjusted operating income	$178,823	$140,256	$361,354	$276,803

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

Results of Operations

Executive Summary

Sales for the second quarter of fiscal 2019 were $5.05 billion, an increase of 11.7%  from sales for the second quarter of fiscal 2018 of $4.52 billion. The increase in sales was due to organic sales growth across all EC regions. Sales in constant currency increased year over year by 13.1% with both EC and PF contributing to the increase.

Gross profit margin for the second quarter of fiscal 2019 decreased 84 basis points compared to the second quarter of fiscal 2018. EC gross profit margin decreased year over year primarily due to a higher percentage of sales coming from the lower-margin Asia region and from gross profit margin declines as a result of supplier program changes. PF gross profit margin decreased year over year primarily driven by changes in product mix and the impact of foreign currency exchange rates.

Avnet operating income margin was 1.9% in the second quarter of fiscal 2019 as compared with 1.8% in the second quarter of fiscal 2018. Both periods included amortization and restructuring, integration and other expenses. Excluding these expenses from both periods, adjusted operating income margin was 3.5% in the second quarter of fiscal 2019 as compared to 3.1% in the second quarter of fiscal 2018. The increase in operating income margin is primarily due to the year over year growth in sales and a reduction in operating expenses from the Company’s restructuring and integration efforts, partially offset by a decline in gross profit margin.

Sales

The following table presents reported and organic sales growth rates between fiscal 2019 and fiscal 2018 for the second quarter of fiscal 2019.

	Second Quarters Ended
	Sales	Sales		Organic
	as Reported	as Reported		Year-Year %
	and Organic	and Organic	Organic	Change in
	Fiscal	Fiscal	Year-Year	Constant
	2019 (1)	2018	% Change	Currency
	(Dollars in thousands)
Avnet	$5,048,980	$4,521,636	11.7%	13.1%
Avnet by region
Americas	$1,300,423	$1,210,251	7.5%	7.5%
EMEA	1,668,575	1,506,015	10.8	14.5
Asia	2,079,982	1,805,370	15.2	15.6
Avnet by segment
EC	$4,680,714	$4,163,519	12.4%	13.8%
PF	368,266	358,117	2.8	5.2

___________

(1)  The acquisition of Softweb occurred at the end of December 2018 and did not have any material sales between the date of acquisition and the end of the second quarter of fiscal 2019.

Sales for the second quarter of fiscal 2019 were $5.05 billion, an increase of 11.7%, or $527.3 million, from the prior year second quarter sales of $4.52 billion. Sales in constant currency increased 13.1% over the prior year second quarter with all regions of both the EC and PF operating groups contributing to this growth.

EC sales of $4.68 billion in the second quarter of fiscal 2019 increased $517.2 million or 12.4% from the prior year second quarter sales of $4.16 billion. This increase was primarily driven by increased sales across all EC regions including double digit growth in both the EMEA and Asia regions. PF sales for the second quarter of fiscal 2019 were $368.3 million, an increase of $10.1 million or 2.8% from the prior year second quarter sales of $358.1 million driven by growth in all three regions.

Sales for the first six months of fiscal 2019 were $10.14 billion, an increase of 10.4% as compared to sales of $9.18 billion for the first six months of fiscal 2018 primarily due to sales growth across all regions at both EC and PF.

As discussed in Note 2 to the Company’s consolidated financial statements included in this Quarterly Report on Form 10-Q, the adoption of the new revenue recognition accounting standard during the first quarter of fiscal 2019 did not have a material impact on the amounts of sales reported or the comparability of sales and gross profit margins year over year for all periods presented in the consolidated statements of operations.

Gross Profit and Gross Profit Margins

Gross profit for the second quarter of fiscal 2019 was $630.0 million, an increase of $27.6 million, or 4.6%, from the second quarter of fiscal 2018 gross profit of $602.5 million primarily driven by the increase in sales. Gross profit margin decreased 84 basis points to 12.5% from the second quarter of fiscal 2018 gross profit margin of 13.3%.

EC gross profit margin decreased year over year primarily due to an increased mix of sales coming from the lower-margin Asia region and from the impact of supplier program changes. Asia sales represented approximately 43% of the total EC sales in the second quarter of fiscal 2019 as compared with approximately 42% in the second quarter of fiscal 2018. PF gross profit margin decreased year over year primarily driven by product mix and the impact of foreign currency exchange rates.

Gross profit and gross margins were $1.27 billion and 12.5%, respectively, for the first six months of fiscal 2019 as compared with $1.22 billion and 13.2%, respectively, for the first six months of fiscal 2018 primarily due to an increased mix of sales coming from the lower-margin Asia region and from the impact of supplier program changes.

Selling, General and Administrative Expenses

Selling, general and administrative expenses (“SG&A expenses”) were $471.7 million in the second quarter of fiscal 2019, a decrease of $12.4 million, or 2.6%, from the second quarter of fiscal 2018. The year-over-year decrease in SG&A expenses was primarily due to a reduction of expenses resulting from management’s restructuring programs and due to lower Corporate costs, partially offset by an increase as a result of sales volume growth.

Metrics that management monitors with respect to its operating expenses are SG&A expenses as a percentage of sales and as a percentage of gross profit. In the second quarter of fiscal 2019, SG&A expenses as a percentage of sales were 9.3% and as a percentage of gross profit were 74.9%, as compared with 10.7% and 80.4%, respectively, in the second quarter of fiscal 2018.

SG&A expenses for the first six months of fiscal 2019 were $946.9 million, or 9.3% of sales, as compared with $985.7 million, or 10.7% of sales, in the first six months of fiscal 2018. SG&A expenses were 74.7% of gross profit in the first six months of 2019 as compared with 81.1% in the first six months of fiscal 2018. The year-over-year decrease in SG&A expenses was primarily due to the reduction of expenses resulting from management’s restructuring programs and due to lower Corporate costs, partially offset by an increase as a result of sales volume growth.

Restructuring, Integration and Other Expenses

As a result of management’s focus on improving operating efficiencies and further integrating the acquisition of PF, the Company has incurred certain restructuring costs. These costs also related to the continued transformation of the Company’s information technology, distribution center footprint and business operations including the re-prioritization of its information technology initiatives and resources. In addition, the Company incurred integration, accelerated depreciation and other costs. Integration costs are primarily related to the integration of acquired businesses including PF, the integration of certain regional and global businesses including Avnet after the sale of the TS business, and incremental costs incurred as part of the consolidation, relocation, and closure of warehouse and office facilities. Accelerated depreciation relates to the incremental depreciation expense incurred related to the shortening of the estimated useful life for certain information technology assets and from the integration of PF. Other costs consist primarily of any other miscellaneous costs that relate to restructuring, integration and other expenses including acquisition related costs.

The Company recorded restructuring, integration and other expenses of $62.3 million during the second quarter of fiscal 2019. The Company recorded $55.6 million of restructuring costs in the second quarter of fiscal 2019, which are expected to provide $10.0 million in operating expense savings once such restructuring actions are completed. Included in the restructuring costs was severance costs of $8.6 million and a $47.0 million non-cash impairment expense related to information technology software. During the second quarter of fiscal 2019, the Company also incurred integration costs of $3.4 million, accelerated depreciation expense of $2.7 million, other costs of $0.8 million and a reversal of $0.2 million for changes in estimates for costs associated with prior year restructuring actions. The after tax impact of restructuring, integration and other expenses were $46.6 million and $0.42 per share on a diluted basis.

During the first six months of fiscal 2019, the Company incurred restructuring costs of $63.2 million, integration costs of $6.2 million, accelerated depreciation of $5.8 million, other costs of $2.3 million and reversals of $0.5 million for changes in estimates for costs associated with prior year restructuring actions. The after tax impact of restructuring, integration and other expenses for the first six months of fiscal 2019 was $58.1 million and $0.51 per share on a diluted basis.

Comparatively, in the second quarter of fiscal 2018, restructuring, integration and other expenses were $36.8 million. The after tax impact of restructuring, integration, and other expenses was $27.8 million and $0.23 per share on a diluted basis.

In the first six months of fiscal 2018, restructuring, integration and other expenses was $83.2 million. The after tax impact of restructuring, integration and other expenses for the first six months of fiscal 2018 was $57.4 million and $0.47 per share on a diluted basis.

See Note 14 “Restructuring expenses” to the Company’s consolidated financial statements included in this Quarterly Report on Form 10-Q.

Operating Income

Operating income for the second quarter of fiscal 2019 was $96.1 million, an increase of $14.4 million, or 17.7%, from the second quarter of fiscal 2018 of $81.6 million. The year over year increase in operating income was primarily driven by the increase in sales and the reduction in selling, general and administrative expenses as compared to the prior year second quarter, partially offset by the decline in gross profit margin. Adjusted operating income for the second quarter of fiscal 2019 was $178.8 million, an increase of $38.6 million, or 27.5%, from the second quarter of fiscal 2018. The year over year increase in adjusted operating income was primarily driven by the increase in sales and the reduction in selling, general and administrative expenses as compared to the prior year second quarter, partially offset by the decline in gross profit margin.

EC operating income margin increased 27 basis points year over year to 3.4% and PF operating income margin increased 142 basis points year over year to 10.8%. The improvement in operating income margin at both operating groups was primarily due to the organic sales growth and from operating cost reductions related to restructuring and integration activities.

Operating income for the first six months of fiscal 2019 was $242.9 million, or 2.4% of consolidated sales, as compared with operating income of $146.2 million, or 1.6% of consolidated sales in the first six months of 2018.

Interest and Other Financing Expenses, Net and Other Income, Net

Interest and other financing expenses in the second quarter of fiscal 2019 was $33.7 million, an increase of $10.9 million or 47.7%, as compared with interest and other financing expenses of $22.8 million in the second quarter of fiscal 2018. Interest and other financing expenses in the first six months of fiscal 2019 was $63.8 million, an increase of $19.0 million or 42.3%, as compared with interest and other financing expenses of $44.8 million in the first six months of fiscal 2018.The increase in interest and other financing expenses in the second quarter and first six months of fiscal 2019 compared to the second quarter and first six months of fiscal 2018 was primarily related to increased expenses in Asia to finance working capital needs and from lower interest income from investments in cash equivalents between the fiscal years.

During the second quarter of fiscal 2019, the Company had $2.6 million of other income as compared with $3.3 million of other income in the second quarter of fiscal 2018. During the first six months of fiscal 2019, the Company had  $0.7 million of other income as compared with $22.3 million of other income in the first six months of fiscal 2018.  In the second quarter and first six months of fiscal 2019, the Company had income related to the Company’s pension plans, partially offset by foreign currency losses primarily due to the strengthening of the U.S. Dollar compared to certain currencies.

Income Tax Expense

The Company’s effective tax rate on its income before income taxes from continuing operations was 43.3% in the second quarter of fiscal 2019. During the second quarter of fiscal 2019, the Company’s effective tax rate was unfavorably impacted primarily by (i) an adjustment to the one-time mandatory deemed repatriation tax liability recorded under the requirements of the Act and (ii) increases in unrecognized tax benefits, partially offset by (iii) the mix of income in lower tax jurisdictions, and (iv) the release of valuation allowances against deferred tax assets that were deemed to be realizable.

During the second quarter of fiscal 2018, the Company’s effective tax rate of 8.6% was favorably impacted primarily by the mix of income in lower tax jurisdictions, partially offset by the tax expense created from remeasuring net deferred tax assets as a result of applying the requirements of the Act.

For the first six months of fiscal 2019, the Company’s effective tax rate on its income before income taxes from continuing operations was 33.1%. The effective tax rate for the first six months of fiscal 2019 was unfavorably impacted primarily by (i) an adjustment to the one-time mandatory deemed repatriation tax liability recorded under the requirements of the Act and (ii) increases in unrecognized tax benefits, partially offset by (iii) an adjustment to the provisional deferred tax impacts of the Act, (iv) the mix of income in lower tax jurisdictions, and (v) the release of valuation allowances against deferred tax assets that were deemed to be realizable.

During the first six months of fiscal 2018, the Company’s effective tax rate of 7.0% was favorably impacted primarily by (i) the mix of income in lower tax jurisdictions and (ii) the release of unrecognized tax benefit reserves primarily due to the negotiation of a favorable outcome in a foreign jurisdiction, partially offset by (iii) the tax expense created from remeasuring net deferred tax assets as a result of applying the requirements of the Act.

See Note 8 “Income taxes” to the Company’s consolidated financial statements included in this Quarterly Report on Form 10-Q.

Income from Discontinued Operations

Loss from discontinued operations was $0.4 million and $0.2 million in the second quarter and first six months of fiscal 2019.

Loss from discontinued operations was $10.1 million and $9.9 million in the second quarter and the first six months of fiscal 2018, respectively, primarily as a result of settlement losses associated with the Company’s pension plan due to former TS business employees requesting and receiving distributions from the Company’s pension plan during fiscal 2018.

Net Income

As a result of the factors described in the preceding sections of this MD&A, the Company’s net income for the second quarter of fiscal 2019 was $36.4 million, or $0.33 per share on a diluted basis, as compared with $46.7 million of net income, or $0.39 per share on a diluted basis, in the second quarter of fiscal 2018.

As a result of the factors described in the preceding sections of this MD&A, the Company’s net income for the first six months of fiscal 2019 was $120.1 million, or $1.05 per share on a diluted basis, as compared with $105.0 million, or $0.85 per share on a diluted basis, in the first six months of fiscal 2018.

LIQUIDITY AND CAPITAL RESOURCES

Cash Flow

Cash Flow from Operating Activities

During the first six months of fiscal 2019, the Company used $12.8 million of cash from its operating activities from continuing operations compared to $59.2 million in the first six months of fiscal 2018. These operating cash flows were comprised of: (i) cash flow generated from net income from continuing operations, adjusted for the impact of non-cash and other items, which includes depreciation and amortization expenses, deferred income taxes, stock-based compensation expense and other non-cash items (including provisions for doubtful accounts and net periodic pension costs) and (ii) cash flows used for, or generated from, working capital and other, excluding cash and cash equivalents. Cash used for working capital and other was $361.8 million during the first six months of fiscal 2019, including increases in inventories of $209.6 million and decreases in accounts payable of $205.3 million and accrued expenses and other of $140.5 million, partially offset by a decrease in accounts receivable of $193.5 million. The Company utilized cash to invest in inventory primarily to support sales growth and for certain investments in additional inventories at PF. Comparatively,  cash used for working capital and other was $282.5 million during the first six months of fiscal 2018, including an increase in inventories of $410.4 million and a decrease in accrued expenses and other of $56.0 million,  partially offset by a decrease in accounts receivable of $108.5 million and an increase in accounts payable of $75.3 million.

The Company also used $56.3 million of cash from discontinued operations operating activities related to income taxes paid on the gain from the sale of the TS business.

Cash Flow from Financing Activities

During the first six months of fiscal 2019, the Company received net proceeds of $366.0 million under the Securitization Program and repaid  $59.4 million under the Credit Facility and $0.6 million from borrowings of various bank credit facilities. During the first six months of fiscal 2019, the Company paid dividends on common stock of $44.7 million and repurchased $335.4 million of common stock. Additionally, included in other, net is approximately $18.2 million of cash received from the exercises of stock options.

During the first six months of fiscal 2018, the Company received net proceeds of $78.0 million under the Securitization Program. During the first six months of fiscal 2018, the Company repaid $27.4 million from borrowings of various bank credit facilities and $100.0 million under the Credit Facility. During the first six months of fiscal 2018, the Company paid dividends on common stock of $43.6 million and repurchased $135.5 million of common stock.

Cash Flow from Investing Activities

During the first six months of fiscal 2019, the Company used $70.2 million for capital expenditures primarily related to warehouse and facilities, computer hardware and software purchases and information technology system development costs compared to $67.4 million for capital expenditures in the first six months of fiscal 2018.  During the first six months of fiscal 2019, the Company used $62.5 million of cash for acquisitions, which is net of the cash acquired compared to $14.7 million of cash for acquisitions, which is net of cash acquired in the first six months of fiscal 2018.

During the first six months of fiscal 2019, the Company received $123.5 million of cash from investing activities – discontinued operations from the sale of the TS business. During the first six months of fiscal 2018, the Company generated $112.7 million of cash from investing activities – discontinued operations,  substantially all driven by the sale of marketable securities obtained through the sale of the TS business.

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

Financing Transactions

See Note 5, “Debt” to the Company’s consolidated financial statements included in this Quarterly Report on Form 10-Q for additional information on financing transactions including the Credit Facility, the Securitization Program, and other outstanding debt as of December 29, 2018. The Company was in compliance with all covenants under the Credit Facility and the Securitization Program as of December 29, 2018 and June 30, 2018.

The Company has various lines of credit, financing arrangements and other forms of bank debt in the U.S. and various foreign locations to fund the short-term working capital, foreign exchange, overdraft and letter of credit needs of its wholly owned subsidiaries. Outstanding borrowings under such forms of debt at the end of second quarter of fiscal 2019 was $0.9 million.

As an alternative form of financing outside of the United States, the Company sells certain of its trade accounts receivable on a non-recourse basis to third-party financial institutions pursuant to factoring agreements. The Company accounts for these transactions as sales of receivables and presents cash proceeds as cash provided by operating activities in the consolidated statements of cash flows. Factoring fees for the sales of receivables are recorded within “Interest and other financing expenses, net” and were not material.

Liquidity

The Company held cash and cash equivalents of $482.2  million as of December 29, 2018, of which $433.5  million was held outside the United States. As of June 30, 2018, the Company held cash and cash equivalents of $621.1 million, of which $545.3 million was held outside of the United States.

As of the end of the second quarter of fiscal 2019, the Company had a combined total borrowing capacity of $1.75 billion under the Credit Facility and the Securitization Program. There were no borrowings outstanding and $3.0 million in letters of credit issued under the Credit Facility and $471.0 million in borrowings outstanding under the Securitization Program, resulting in approximately $1.28 billion of total availability as of December 29, 2018. Availability under the Securitization Program is subject to the Company having sufficient eligible trade accounts receivable to support desired borrowings. The Company currently expects to utilize availability under credit facilities to support working capital and other general corporate purposes to the extent such incremental borrowings do not impact the Company’s investment grade credit rating. During the second quarter and first six months of fiscal 2019, the Company had an average daily balance outstanding of approximately $184.0 million and 91.5 million, respectively, under the Credit Facility and approximately $256.0 million and $161.0 million, respectively, under the Securitization Program. During the second quarter and first six months of fiscal 2018, the Company had an average daily balance outstanding of approximately $0.1 million and $5.3 million, respectively, under the Credit Facility and approximately $225.0 million and $195.0 million, respectively, under the Securitization Program.

During periods of weakening demand in the electronic components industry, the Company typically generates cash from operating activities. Conversely, the Company is more likely to use operating cash flows for working capital requirements during periods of higher growth. The Company generated  $299.9 million in cash flows from operating activities over the trailing four fiscal quarters ended December 29, 2018 from continuing operations.

Liquidity is subject to many factors, such as normal business operations as well as general economic, financial, competitive, legislative, and regulatory factors that are beyond the Company’s control. To the extent the cash balances held in foreign locations cannot be remitted back to the U.S. in a tax efficient manner, those cash balances are generally used for ongoing working capital, capital expenditure needs and to support acquisitions, and are currently expected to be permanently reinvested outside the U.S. The Company is still evaluating the impact of repatriating any additional foreign cash as a result of the Act. In addition, local government regulations may restrict the Company’s ability to move funds among various locations under certain circumstances. Management does not believe such restrictions would limit the Company’s ability to pursue its intended business strategy. Management believes that Avnet’s available borrowing capacity including capacity for the non-recourse sale of accounts receivable and the Company’s expected ability to generate operating cash flows in the future will be sufficient to meet its future liquidity needs. The Company also may issue debt or equity securities in the future and management believes the Company will have adequate access to the capital markets, if needed.

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

In addition to continuing to make investments in acquisitions, as of December 29, 2018, the Company may repurchase up to an aggregate of $440.1 million of shares of the Company’s common stock through a $2.45 billion share repurchase program approved by the Board of Directors. The Company may repurchase stock from time to time at the discretion of management, subject to strategic considerations, market conditions and other factors. The Company may terminate or limit the share repurchase program at any time without prior notice. The timing and actual number of shares repurchased will depend on a variety of factors such as share price, corporate and regulatory requirements, and prevailing market conditions. Additionally, the Company currently expects to pay quarterly cash dividends on shares of its common stock, subject to approval of the Board of Directors. During the second quarter of fiscal 2019, the Board of Directors approved a dividend of $0.20 per share, which resulted in $21.8 million of dividend payments during the quarter.

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

See Liquidity and Capital Resources — Financing Transactions appearing in Item 2 of this Quarterly Report on Form 10-Q for further discussion of the Company’s financing transactions and capital structure. As of December 29, 2018,  76% of the Company’s debt bears interest at a fixed rate and 24% of the Company’s debt bears interest at variable rates. Therefore, a hypothetical 1.0% (100 basis points) increase in interest rates would result in a $1.2 million decrease in income from continuing operations before income taxes in the Company’s consolidated statement of operations for the second quarter of fiscal 2019.

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

During the second quarter of fiscal 2019, there were no changes to the Company’s internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) of the Exchange Act) that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II

OTHER INFORMATION

Item 1.Legal Proceedings

As a result primarily of certain former manufacturing operations, the Company has incurred and may have future liability under various federal, state and local environmental laws and regulations, including those governing pollution and exposure to, and the handling, storage and disposal of, hazardous substances. For example, under the Comprehensive Environmental Response, Compensation and Liability Act of 1980, as amended, and similar state laws, the Company is and may be liable for the costs of cleaning up environmental contamination on or from certain of its current or former properties, and at off-site locations where the Company disposed of wastes in the past. Such laws may impose joint and several liability. Typically, however, the costs for clean up at such sites are allocated among potentially responsible parties based upon each party’s relative contribution to the contamination, and other factors.

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

•

general economic and business conditions (domestic, foreign and global) affecting the Company’s operations and financial performance and, indirectly, the Company’s credit ratings, debt covenant compliance, and liquidity and access to financing;

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

•	legislative or regulatory changes affecting the Company’s businesses.

Any forward-looking statement speaks only as of the date on which that statement is made. Except as required by law, the Company assumes no obligation to update any forward-looking statement to reflect events or circumstances that occur after the date on which the statement is made.

The discussion of the Company’s business and operations should be read together with the risk factors contained in Item 1A of its Annual Report on Form 10-K for the fiscal year ended June 30, 2018, which describe various risks and uncertainties to which the Company is or may become subject. These risks and uncertainties have the potential to affect the Company’s business, financial condition, results of operations, cash flows, strategies or prospects in a material and adverse manner. As of December 29, 2018, there have been no material changes to the risk factors set forth in the Company’s Annual Report on Form 10-K for the fiscal year ended June 30, 2018.

Item 2.Unregistered Sales of Equity Securities and Use of Proceeds

The Company’s Board of Directors has approved the repurchase of up to $2.45 billion of the Company’s common stock under the Company’s share repurchase program. The following table includes the Company’s monthly purchases of the Company’s common stock during the second quarter of fiscal 2019, under the share repurchase program, which is part of a publicly announced plan.

			Total Number of	Approximate Dollar
	Total	Average	Shares Purchased	Value of Shares That
	Number	Price	as Part of Publicly	May Yet Be
	of Shares	Paid per	Announced Plans	Purchased under the
Period	Purchased	Share	or Programs	Plans or Programs
September 30 – October 27	1,791,277	$41.89	1,791,277	$540,188,000
October 28 – November 24	2,324,381	$43.04	2,324,381	$440,141,000
November 25 – December 29	—	$—	—	$440,141,000

Item 6.Exhibits

Exhibit
Number	Exhibit

31.1*	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2*	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1**	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2**	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS*	XBRL Instance Document.

101.SCH*	XBRL Taxonomy Extension Schema Document.

101.DEF*	XBRL Taxonomy Extension Definition Linkbase Document.

101.CAL*	XBRL Taxonomy Extension Calculation Linkbase Document.

101.LAB*	XBRL Taxonomy Extension Label Linkbase Document.

101.PRE*	XBRL Taxonomy Extension Presentation Linkbase Document.

*	Filed herewith.
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

Date: January 25, 2019

AVNET, INC.

By:	/s/ THOMAS LIGUORI
Thomas Liguori
Chief Financial Officer