Form 10-Q
period 2019-03-30
AVNET INC
filed 2019-04-26
CIK 8858

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 30, 2019

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

As of April 18, 2019, the total number of shares outstanding of the registrant’s Common Stock was 106,296,252 shares, net of treasury shares.

AVNET, INC. AND SUBSIDIARIES

PART I

FINANCIAL INFORMATION

Item 1.Financial Statements

AVNET, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(Unaudited)

	March 30,	June 30,
	2019	2018
	(Thousands, except share
	amounts)
ASSETS
Current assets:
Cash and cash equivalents	$725,252	$621,125
Receivables, less allowances of $51,830 and $48,959, respectively	3,188,863	3,641,139
Inventories	3,211,979	3,141,822
Prepaid and other current assets	129,316	206,513
Total current assets	7,255,410	7,610,599
Property, plant and equipment, net	455,484	522,909
Goodwill	1,027,432	980,872
Intangible assets, net	168,375	219,913
Other assets	192,979	262,552
Total assets	$9,099,680	$9,596,845
LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Short-term debt	$50,401	$165,380
Accounts payable	1,836,543	2,269,478
Accrued expenses and other	446,320	534,603
Total current liabilities	2,333,264	2,969,461
Long-term debt	2,023,628	1,489,219
Other liabilities	380,316	453,084
Total liabilities	4,737,208	4,911,764
Commitments and contingencies (Note 7)
Shareholders’ equity:
Common stock $1.00 par; authorized 300,000,000 shares; issued 106,653,956 shares and 115,825,062 shares, respectively	106,654	115,825
Additional paid-in capital	1,565,083	1,528,713
Retained earnings	2,935,077	3,235,894
Accumulated other comprehensive loss	(244,342)	(195,351)
Total shareholders’ equity	4,362,472	4,685,081
Total liabilities and shareholders’ equity	$9,099,680	$9,596,845

See notes to consolidated financial statements.

AVNET, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

	Third Quarters Ended		Nine Months Ended
	March 30,	March 31,	March 30,	March 31,
	2019	2018	2019	2018
	(Thousands, except per share amounts)
Sales	$4,698,824	$4,795,093	$14,837,683	$13,977,672
Cost of sales	4,074,629	4,141,556	12,946,706	12,109,120
Gross profit	624,195	653,537	1,890,977	1,868,552
Selling, general and administrative expenses	468,171	505,471	1,415,040	1,491,144
Goodwill impairment expense (Note 4)	—	181,440	—	181,440
Restructuring, integration and other expenses	2,939	25,120	79,986	108,277
Operating income (loss)	153,085	(58,494)	395,951	87,691
Other income, net	8,731	9,862	9,424	32,132
Interest and other financing expenses, net	(36,253)	(23,431)	(100,064)	(68,272)
Income (loss) from continuing operations before taxes	125,563	(72,063)	305,311	51,551
Income tax expense	30,628	243,541	90,072	252,179
Income (loss) from continuing operations, net of tax	94,935	(315,604)	215,239	(200,628)
Loss from discontinued operations, net of tax	(6,887)	(4,462)	(7,066)	(14,411)
Net income (loss)	88,048	(320,066)	208,173	(215,039)

Earnings (loss) per share - basic:
Continuing operations	$0.87	$(2.64)	$1.93	$(1.66)
Discontinued operations	(0.06)	(0.04)	(0.06)	(0.12)
Net income (loss) per share basic	0.81	(2.68)	1.87	(1.78)

Earnings (loss) per share - diluted:
Continuing operations	$0.87	$(2.64)	$1.91	$(1.66)
Discontinued operations	(0.06)	(0.04)	(0.06)	(0.12)
Net income (loss) per share diluted	0.81	(2.68)	1.85	(1.78)

Shares used to compute earnings per share:
Basic	108,074	119,601	111,222	120,895
Diluted	108,822	119,601	112,252	120,895
Cash dividends paid per common share	$0.20	$0.19	$0.60	$0.55

See notes to consolidated financial statements.

AVNET, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(Unaudited)

	Third Quarters Ended		Nine Months Ended
	March 30,	March 31,	March 30,	March 31,
	2019	2018	2019	2018
	(Thousands)
Net income (loss)	$88,048	$(320,066)	$208,173	$(215,039)
Other comprehensive income (loss), net of tax:
Foreign currency translation and other	1,193	114,073	(55,203)	230,857
Pension adjustments, net	1,249	5,121	6,212	15,310
Total comprehensive income (loss)	$90,490	$(200,872)	$159,182	$31,128

See notes to consolidated financial statements.

AVNET, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	Nine Months Ended
	March 30,	March 31,
	2019	2018

	(Thousands)
Cash flows from operating activities:
Net income (loss)	$208,173	$(215,039)
Less: Loss from discontinued operations, net of tax	(7,066)	(14,411)
Income (loss) from continuing operations	215,239	(200,628)

Non-cash and other reconciling items:
Depreciation	72,692	114,111
Amortization	63,123	69,860
Deferred income taxes	45,286	(74,126)
Stock-based compensation	24,204	18,427
Goodwill impairment expense	—	181,440
Other, net	42,786	30,305
Changes in (net of effects from businesses acquired and divested):
Receivables	436,382	(98,147)
Inventories	(125,410)	(337,939)
Accounts payable	(399,526)	180,732
Accrued expenses and other, net	(118,347)	133,837
Net cash flows provided by operating activities - continuing operations	256,429	17,872
Net cash flows used for operating activities - discontinued operations	(56,284)	—
Net cash flows provided by operating activities	200,145	17,872

Cash flows from financing activities:
Borrowings (repayments) under accounts receivable securitization, net	342,000	(47,000)
Repayments under senior unsecured credit facility, net	(11,386)	(99,971)
Borrowings (repayments) under bank credit facilities and other debt, net	85,005	(44,293)
Repurchases of common stock	(447,901)	(209,466)
Dividends paid on common stock	(66,188)	(66,198)
Other, net	10,042	(2,738)
Net cash flows used for financing activities - continuing operations	(88,428)	(469,666)
Net cash flows used for financing activities	(88,428)	(469,666)

Cash flows from investing activities:
Purchases of property, plant and equipment	(101,383)	(112,217)
Acquisitions of businesses, net of cash acquired	(66,458)	(18,621)
Other, net	42,069	7,020
Net cash flows used for investing activities - continuing operations	(125,772)	(123,818)
Net cash flows provided by investing activities - discontinued operations	123,473	153,933
Net cash flows (used) provided by investing activities	(2,299)	30,115

Effect of currency exchange rate changes on cash and cash equivalents	(5,291)	15,360

Cash and cash equivalents:
— increase (decrease)	104,127	(406,319)
— at beginning of period	621,125	836,384
— at end of period	$725,252	$430,065

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

Recently adopted accounting pronouncements

In May 2014, the Financial Accounting Standards Board (the “FASB”) issued Accounting Standards Update (“ASU”) No. 2014-09, Revenue from Contracts with Customers (Topic 606) (“ASU 2014-09”, and collectively with its related subsequent amendments, “Topic 606”). Topic 606 supersedes previous revenue recognition guidance and requires the Company to recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the Company expects to be entitled in exchange for such goods or services. The Company adopted Topic 606 on July 1, 2018 using the modified retrospective transition method applied to those contracts which were not completed as of July 1, 2018. Under this transition method, the Company’s results in the consolidated statements of operations for the third quarter and nine months ended March 30, 2019 are presented under Topic 606, while the comparative results for the third quarter and nine months ended March 31, 2018 were not retrospectively adjusted, as such results were recognized in accordance with the revenue recognition policy discussed under Summary of Significant Accounting Policies in Note 1 of the Company’s Fiscal 2018 Annual Report on Form 10-K.

The adoption of Topic 606 did not have a material impact on the Company’s consolidated financial statements as of the adoption date and as of and for the nine months ended March 30, 2019. Substantially all of the Company’s sales continue to be recognized when products are shipped from the Company’s facilities or delivered to customers, depending on the underlying contractual terms. For a nominal portion of the Company’s contracts where the accounting did change, the adoption of Topic 606 resulted in an increase to the opening balance of retained earnings of $2.0 million as of July 1, 2018. This impact was primarily due to the acceleration of recognition of net sales and associated gross profit related to certain uncompleted contracts for the manufacture of goods with no alternative use and for which the Company has an enforceable right to payment, including a reasonable profit margin, from the customer for performance completed to date. For these contracts, the Company recognizes revenue over time as control of the goods transfers through the manufacturing process, rather than when the goods are delivered, title has transferred, and the risks and rewards of ownership are passed to the customer, as under previous revenue recognition guidance.

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

In February 2018, the FASB issued Accounting Standards Update 2018-02, Income Statement–Reporting Comprehensive Income (Topic 220):-Reclassification of Certain Tax Effects from Accumulated Other Comprehensive Income (“ASU 2018-02”), which provides entities the option to reclassify accumulated other comprehensive income to retained earnings for stranded tax effects resulting from the tax legislation enacted by the U.S. federal governments on December 22, 2017 (the “Act”). The update also requires certain new disclosures regardless of the election. This update is effective for interim and annual reporting periods beginning after December 15, 2018, with early adoption permitted. The update should be applied either in the period of adoption or retrospectively to each period (or periods) in which the effect of the income tax rate change resulting from the Act is recognized. The Company has early adopted ASU 2018-02 during the third quarter of fiscal 2019 and has elected not to reclassify any stranded tax effects from the Act to retained earnings. As a result, there was no impact to the consolidated financial statements as a result of the adoption of ASU 2018-02.

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

AVNET, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

In February 2016, the FASB issued Accounting Standards Update No. 2016-02, Leases (“ASU 2016-02”) and issued subsequent amendments to the initial guidance: ASU 2017-13, ASU 2018-10, ASU 2018-11, ASU 2018-20 and ASU 2019-01 (collectively, Topic 842). Topic 842 requires companies to generally recognize operating and financing lease liabilities on the consolidated balance sheet and corresponding right-of-use assets created by those leases with lease terms of more than 12 months. The Company will adopt Topic 842 when it becomes effective in the first quarter of fiscal 2020 using the retrospective cumulative effect adjustment transition method and record a cumulative effect adjustment as of the adoption date. The Company is currently evaluating the impact of its pending adoption of Topic 842 on its consolidated financial statements, including assessing certain available practical expedients, and expects that most operating lease commitments related to the Company’s real estate, vehicle and equipment leases will be subject to the new standard and recognized as operating lease liabilities and right-of-use assets upon adoption, which will materially increase total assets and total liabilities relative to such amounts prior to adoption. The Company does not expect the adoption to have a material impact on the consolidated statements of operations or consolidated statements of cash flows. The Company has established an implementation team inclusive of external advisors and is in the process of gathering information specific to its current operating lease portfolio. The Company’s information gathering, analysis and evaluation of the new standard will continue through the adoption date of Topic 842 in the first quarter of fiscal 2020.

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

AVNET, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

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

The Company considers the following indicators amongst others when determining whether it is acting as a principal in the contract where revenue would be recorded on a gross basis: (i) the Company is primarily responsible for fulfilling the promise to provide the specified products or services, (ii) the Company has inventory risk before the specified products have been transferred to a customer or after transfer of control to the customer and (iii) the Company has discretion in establishing the price for the specified products or services. If a transaction does not meet the Company's indicators of being a principal in the transaction, then the Company is acting as an agent in the transaction and the associated revenues are recognized on a net basis.

Sales and other tax amounts collected from customers for remittance to governmental authorities are excluded from revenue. The Company has elected to treat shipping and handling of product as a fulfillment activity. The practical expedient not to disclose information about remaining performance obligations has also been elected as these contracts have an original duration of one year or less. The Company does not have any payment terms that exceed one year from the point it has satisfied the related performance obligations.

3. Acquisitions and Discontinued operations

Acquisition of Softweb Solutions

At the end of December 2018, the Company acquired Softweb Solutions (“Softweb”) a privately held software and artificial intelligence company that delivers software solutions for Internet of Things (IoT) applications and systems designed to increase efficiency, speed time to market, and help businesses transform. The impact of this acquisition was not material to the Company’s consolidated balance sheets or statements of operations and as a result, the Company has not disclosed the preliminary allocation of purchase price or the pro-forma impact of the acquisition.

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

Under the contractual terms of the sale of the TS business, the Company has indemnified the Buyer for certain liabilities including tax related matters, which may result in future indemnification expenses and indemnification payments to the Buyer depending upon the outcome of those matters subject to indemnification.

AVNET, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

4. Goodwill and long-lived assets

Goodwill

The following table presents the change in goodwill by reportable segment for the nine months ended March 30, 2019.

	Electronic	Premier
	Components	Farnell	Total
	(Thousands)
Carrying value at June 30, 2018 (1)	$479,699	$501,173	$980,872
Additions from acquisitions	49,405	—	49,405
Foreign currency translation	(2,309)	(536)	(2,845)
Carrying value at March 30, 2019 (1)	$526,795	$500,637	$1,027,432

(1) Includes accumulated impairment of $1,045,110 from fiscal 2009 and $181,440 from fiscal 2018

The Company evaluates each quarter if facts and circumstances indicate that it is more likely than not that the fair value of its reporting units is less than their carrying value, which would require the Company to perform an interim goodwill impairment test. Indicators the Company evaluates to determine whether an interim goodwill impairment test is necessary include, but are not limited to, (i) a sustained decrease in share price or market capitalization as of any fiscal quarter end, (ii) changes in the macroeconomic or industry environments, (iii) the results of and the amount of time passed since the last goodwill impairment test and (iv) the long-term expected financial performance of its reporting units. During the third quarter of fiscal 2019, the Company concluded that an interim goodwill impairment test was not required.

During the third quarter of fiscal 2018, the Company impaired all of the goodwill in the Americas reporting unit and recorded $181.4 million of goodwill impairment expense, which is classified within goodwill impairment expense in the Consolidated Statements of Operations.

Intangible Assets

The following table presents the Company’s acquired intangible assets at March 30, 2019, and June 30, 2018, respectively.

	March 30, 2019			June 30, 2018
	Acquired	Accumulated	Net Book	Acquired	Accumulated	Net Book
	Amount	Amortization	Value	Amount	Amortization	Value
	(Thousands)
Customer related	$299,155	$(196,551)	$102,604	$300,126	$(148,416)	$151,710
Trade name	54,267	(23,212)	31,055	54,391	(16,711)	37,680
Technology and other	64,740	(30,024)	34,716	52,793	(22,270)	30,523
	$418,162	$(249,787)	$168,375	$407,310	$(187,397)	$219,913

AVNET, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

Intangible asset amortization expense from continuing operations was $21.9 million and $22.6 million for the third quarters of fiscal 2019 and 2018, respectively, and $63.1 million and $69.9 million for the first nine months of fiscal 2019 and 2018, respectively. Intangible assets have a weighted average remaining useful life of approximately 2 years. The following table presents the estimated future amortization expense for the remainder of fiscal 2019 and the next five fiscal years (in thousands):

Fiscal Year
Remainder of fiscal 2019	$21,179
2020	83,522
2021	41,493
2022	14,774
2023	6,043
2024	1,364
Total	$168,375

5. Debt

Short-term debt consists of the following (in thousands):

	March 30, 2019	June 30, 2018	March 30, 2019	June 30, 2018
	Interest Rate		Carrying Balance
Bank credit facilities and other	3.41%	2.91%	$50,401	$60,380
Accounts receivable securitization program	—	2.63%	—	105,000
Short-term debt			$50,401	$165,380

Bank credit facilities and other consists primarily of various committed and uncommitted lines of credit and other forms of bank debt with financial institutions utilized primarily to support the working capital requirements of the Company including its foreign operations.

Long-term debt consists of the following (in thousands):

	March 30, 2019	June 30, 2018	March 30, 2019	June 30, 2018
	Interest Rate		Carrying Balance
Revolving credit facilities:
Accounts receivable securitization program	3.25%	—	$447,000	$—
Credit Facility	5.68	—	85,600	—
Public notes due:
June 2020	5.88%	5.88%	300,000	300,000
December 2021	3.75%	3.75%	300,000	300,000
December 2022	4.88%	4.88%	350,000	350,000
April 2026	4.63%	4.63%	550,000	550,000
Other long-term debt	1.11%	1.26%	449	383
Long-term debt before discount and debt issuance costs			2,033,049	1,500,383
Discount and debt issuance costs – unamortized			(9,421)	(11,164)
Long-term debt			$2,023,628	$1,489,219

AVNET, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

The Company has an accounts receivable securitization program (the “Securitization Program”) in the United States with a group of financial institutions to allow the Company to transfer, on an ongoing revolving basis, an undivided interest in a designated pool of trade accounts receivable, to provide security or collateral for borrowings up to a maximum of $500 million. The Securitization Program does not qualify for off balance sheet accounting treatment and any borrowings under the Securitization Program are recorded as debt in the consolidated balance sheets. Under the Securitization Program, the Company legally sells and isolates certain U.S. trade accounts receivable into a wholly owned and consolidated bankruptcy remote special purpose entity. Such receivables, which are recorded within “Receivables” in the consolidated balance sheets, totaled $820.9 million and $790.5 million at March 30, 2019, and June 30, 2018, respectively. The Securitization Program contains certain covenants relating to the quality of the receivables sold. The Securitization Program also requires the Company to maintain certain minimum interest coverage and leverage ratios, which the Company was in compliance with as of March 30, 2019, and June 30, 2018. The Securitization Program expires in August 2020 and as a result the Company has classified outstanding balances as long-term debt as of March 30, 2019. Interest on borrowings is calculated using a one-month LIBOR rate plus a spread of 0.75%. The facility fee on the unused balance of the facility is up to 0.35%.

The Company has a five-year $1.25 billion senior unsecured revolving credit facility (the “Credit Facility”) with a syndicate of banks, consisting of revolving credit facilities and the issuance of up to $200.0 million of letters of credit and up to $300.0 million of loans in certain approved currencies, which expires in June 2023. Subject to certain conditions, the Credit Facility may be increased up to $1.50 billion. Under the Credit Facility, the Company may select from various interest rate options, currencies and maturities. The Credit Facility contains certain covenants including various limitations on debt incurrence, share repurchases, dividends, investments and capital expenditures. The Credit Facility also includes financial covenants requiring the Company to maintain minimum interest coverage and leverage ratios, which the Company was in compliance with as of March 30, 2019 and June 30, 2018. As of March 30, 2019 and June 30, 2018, there were $3.0 million and $2.0 million, respectively, in letters of credit issued under the Credit Facility.

As of March 30, 2019, the carrying value and fair value of the Company’s total debt was $2.07 billion and $2.12 billion, respectively. At June 30, 2018, the carrying value and fair value of the Company’s total debt was $1.65 billion and $1.67 billion, respectively. Fair value for the public notes was estimated based upon quoted market prices and for other forms of debt fair value approximates carrying value due to the market based variable nature of the interest rates on those debt facilities.

6. Derivative financial instruments

Many of the Company’s subsidiaries purchase and sell products in currencies other than their functional currencies. This subjects the Company to the risks associated with fluctuations in foreign currency exchange rates. The Company reduces this risk by utilizing natural hedging (e.g., offsetting receivables and payables in the same foreign currency) as well as by creating offsetting positions through the use of derivative financial instruments, primarily forward foreign exchange contracts typically with maturities of less than 60 days (“economic hedges”), but no longer than one year. The Company continues to have exposure to foreign currency risks to the extent they are not economically hedged. The Company adjusts any economic hedges to fair value through the consolidated statements of operations primarily within “other income, net.” The fair value of forward foreign exchange contracts, which are based upon Level 2 criteria under the ASC 820 fair value hierarchy, are classified in the captions “Prepaid and other current assets” or “Accrued expenses and other,” as applicable, in the accompanying consolidated balance sheets as of March 30, 2019 and June 30, 2018. The Company’s master netting and other similar arrangements with various financial institutions related to derivative financial instruments allow for the right of offset. The Company’s policy is to present derivative financial instruments with the same counterparty as either a net asset or liability when the right of offset exists.

The Company generally does not hedge its investments in its foreign operations. The Company does not enter into derivative financial instruments for trading or speculative purposes and monitors the financial stability and credit standing of its counterparties.

AVNET, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

The Company’s foreign currency exposure relates primarily to international transactions where the currency collected from customers can be different from the currency used to purchase from suppliers. The Company’s foreign operations transactions are denominated primarily in the following currencies: U.S. Dollar, Euro, British Pound, Japanese Yen, Chinese Yuan, Taiwan Dollar, Canadian Dollar and Mexican Peso. The Company also, to a lesser extent, has foreign operations transactions in other European and Asia/Pacific foreign currencies.

The fair values of derivative financial instruments in the Company’s consolidated balance sheets are as follows:

	March 30,	June 30,
	2019	2018
	(Thousands)
Forward foreign currency exchange contracts not receiving hedge accounting treatment recorded in:
Prepaid and other current assets	$2,636	$2,259
Accrued expenses and other	3,262	7,083

The amounts recorded to other income, net, related to derivative financial instruments for economic hedges are as follows:

	Third Quarters Ended		Nine Months Ended
	March 30,	March 31,	March 30,	March 31,
	2019	2018	2019	2018
	(Thousands)
Net derivative financial instrument (loss) gain	$(398)	$3,354	$(17)	$5,070

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

As of March 30, 2019 and June 30, 2018, the Company had aggregate estimated liabilities of $14.7 million and $14.2 million, respectively, classified within accrued expenses and other for such compliance-related matters that were reasonably estimable as of such dates.

AVNET, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

8. Income taxes

The Company’s effective tax rate on its income from continuing operations before taxes was 24.4% in the third quarter of fiscal 2019. During the third quarter of fiscal 2019, the Company’s effective tax rate was unfavorably impacted primarily by (i) an increase due to the impact from recently issued U.S. income tax regulations, partially offset by (ii) decreases in unrecognized tax benefits due to the expiration of the statute of limitations in various jurisdictions.

During the third quarter of fiscal 2018, the Company’s effective tax rate on its loss from continuing operations before taxes of 338.0% was unfavorably impacted primarily by (i) the one-time mandatory deemed repatriation tax liability expense (“the transition tax”) estimate recorded under the requirements of U.S. federal government enacted tax legislation (the “Act”) and (ii) the goodwill impairment discussed in Note 4, which was not tax deductible, partially offset primarily by (iii) the mix of income in lower tax jurisdictions and (iv) the release of reserves due to the expiration of the statute of limitations in various jurisdictions.

For the first nine months of fiscal 2019, the Company’s effective tax rate on its income from continuing operations before taxes was 29.5%. The effective tax rate for the first nine months of fiscal 2019 was unfavorably impacted primarily by (i) an adjustment to the transition tax recorded under the requirements of the Act, (ii) net increases in unrecognized tax benefits, and (iii) an increase due to the impact from recently issued U.S. income tax regulations, partially offset by (iv) an adjustment to the deferred tax impacts of the Act, (v) the mix of income in lower tax jurisdictions, and (vi) the release of valuation allowances against deferred tax assets that were deemed to be realizable.

During the first nine months of fiscal 2018, the Company’s effective tax rate on its income from continuing operations before taxes of 489.2% was unfavorably impacted primarily by (i) the transition tax expense recorded under the requirements of the Act, (ii) the goodwill impairment, which was not tax deductible, and (iii) the tax expense created from remeasuring net deferred tax assets as a result of applying the requirements of the Act, partially offset primarily by (iv) the mix of income in lower tax jurisdictions and (v) the release of reserves due to the expiration of the statute of limitations in various jurisdictions.

The Company’s effective tax rate in fiscal 2019 is based on the Company’s interpretation of tax regulations under the Act including the computation of Global Intangible Low Taxed Income (“GILTI”). The Company has made a policy election to account for any impacts of the GILTI tax as a period expense. The Company’s fiscal 2019 effective tax rate may change in future periods due to changes in U.S. tax regulations and the issuance of additional guidance related to the Act.

During the second quarter of fiscal 2019, which corresponds to the end of the measurement period allowed for under Staff Accounting Bulletin 118 (“SAB 118”), the Company finalized its estimate of the transition tax, resulting in an increase to the tax liability of $10.8 million due to additional analysis performed on foreign tax pools and earnings and profits computations. The total transition tax recorded as a result of the Act is estimated to be $257.5 million. The transition tax may change in the future due to changes in U.S. tax regulations,  new guidance from federal and state regulators and related interpretations of the Act.

The Company continues to evaluate the impact of the Act including the Company’s historical assertion related to ASC 740 unremitted earnings. The Company has not changed its historical assertion as of March 30, 2019 that its ASC 740 unremitted earnings are permanently reinvested.

AVNET, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

9. Pension plan

The Company has a noncontributory defined benefit pension plan that covers substantially all U.S. employees and includes an acquired closed noncontributory defined benefit pension plan covering certain current or former Premier Farnell U.S. employees (the “Plan”). Components of net periodic pension cost from continuing operations for the Plan were as follows, which reflect the adoption of ASU 2017-07 as discussed further in Note 1:

	Third Quarters Ended		Nine Months Ended
	March 30,	March 31,	March 30,	March 31,
	2019	2018	2019	2018
	(Thousands)
Service cost	$3,582	$4,305	$11,050	$12,040
Total net periodic pension cost within selling, general and administrative expenses	3,582	4,305	11,050	12,040

Interest cost	8,010	4,529	21,238	16,095
Expected return on plan assets	(16,003)	(10,862)	(42,605)	(38,376)
Amortization of prior service credits	(392)	(393)	(1,178)	(1,179)
Recognized net actuarial loss	2,091	3,456	7,161	10,948
Total net periodic pension benefit within other income, net	(6,294)	(3,270)	(15,384)	(12,512)

Net periodic pension (benefit) cost	$(2,712)	$1,035	$(4,334)	$(472)

In connection with the adoption of ASU No. 2017-07, the Company now classifies service cost as a component of selling, general and administrative expenses and other components of net periodic pension costs within other income, net. The Company contributed $8.0 million to the Plan during the first nine months of fiscal 2019 and expects to make an additional contribution to the Plan of $8.0 million in the remainder of fiscal 2019.

Amounts reclassified out of accumulated other comprehensive income, net of tax, to other income, net during the third quarters and first nine months of fiscal 2019 and fiscal 2018 were not material and substantially all related to net periodic pension costs including recognition of actuarial losses and amortization of prior service credits.

In connection with the sale of the TS business, a significant number of former employees became terminated vested employees under the Plan. During fiscal 2018, the aggregate amount of former employee withdrawals from the Plan exceeded the pension accounting settlement threshold for fiscal 2018, which required a settlement expense under ASC 715 pension accounting. As a result, the Company recorded a pension settlement expense of $4.9 million and $18.9 million in the third quarter and first nine months of fiscal 2018, respectively, which was classified as a component of loss from discontinued operations.

AVNET, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

10. Shareholders’ equity

Share repurchase program

In August 2018, the Company’s Board of Directors amended the Company’s existing share repurchase program to authorize the repurchase of up to $2.45 billion of common stock in the open market or through privately negotiated transactions. The timing and actual number of shares repurchased will depend on a variety of factors such as share price, corporate and regulatory requirements, and prevailing market conditions. During the third quarter and nine months ended March 30, 2019, the Company repurchased 2.8 million and 10.2 million shares, respectively, under this program for a total cost of $117.2 million and $449.2 million, respectively. As of March 30, 2019, the Company had $322.9 million remaining under its share repurchase authorization.

Common stock dividend

In February 2019, the Company’s Board of Directors approved a dividend of $0.20 per common share and dividend payments of $21.5 million were made in March 2019. During the nine months ended March 30, 2019, the Company paid dividends of $0.60 per common share and $66.2 million in total.

11. Earnings per share

	Third Quarters Ended		Nine Months Ended
	March 30,	March 31,	March 30,	March 31,
	2019	2018	2019	2018
	(Thousands, except per share data)
Numerator:
Income (loss) from continuing operations	$94,935	$(315,604)	$215,239	$(200,628)
Loss from discontinued operations	(6,887)	(4,462)	(7,066)	(14,411)
Net income (loss)	$88,048	$(320,066)	$208,173	$(215,039)

Denominator:
Weighted average common shares for basic earnings per share	108,074	119,601	111,222	120,895
Net effect of dilutive stock based compensation awards	748	—	1,030	—
Weighted average common shares for diluted earnings per share	108,822	119,601	112,252	120,895
Basic earnings (loss) per share - continuing operations	$0.87	$(2.64)	$1.93	$(1.66)
Basic loss per share - discontinued operations	(0.06)	(0.04)	(0.06)	(0.12)
Basic earnings (loss) per share	$0.81	$(2.68)	$1.87	$(1.78)
Diluted earnings (loss) per share - continuing operations	$0.87	$(2.64)	$1.91	$(1.66)
Diluted loss per share - discontinued operations	(0.06)	(0.04)	(0.06)	(0.12)
Diluted earnings (loss) per share	$0.81	$(2.68)	$1.85	$(1.78)
Stock options excluded from earnings per share calculation due to anti-dilutive effect	528	1,591	410	1,591

For the three and nine months ended March 31, 2018, the diluted net loss per share is the same as basic net loss per share as the effects of all potential common shares would be anti-dilutive as the Company had net losses.

AVNET, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

12. Additional cash flow information

Non-cash investing and financing activities and supplemental cash flow information were as follows:

	Nine Months Ended
	March 30,	March 31,
	2019	2018
	(Thousands)
Non-cash Investing Activities:
Capital expenditures incurred but not paid	$10,310	$21,282
Unsettled sale of marketable securities	—	4,121
Non-cash Financing Activities:
Unsettled share repurchases	$4,740	$—
Supplemental Cash Flow Information:
Interest	$87,845	$55,924
Income taxes - continuing and discontinued operations	150,765	94,773

Included in cash and cash equivalents as of March 30, 2019 and June 30, 2018 was $6.5 million and $6.1 million, respectively, of cash equivalents, which was primarily comprised of investment grade money market funds and overnight time deposits.

13. Segment information

Electronic Components (“EC”) and Premier Farnell (“Farnell”) are the Company’s reportable segments (“operating groups”). EC markets and sells semiconductors and interconnect, passive and electromechanical devices and integrated components to a diverse customer base serving many end-markets. Farnell distributes electronic components and related products to the electronic system design community utilizing multi-channel sales and marketing resources.

AVNET, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

	Third Quarters Ended		Nine Months Ended
	March 30,	March 31,	March 30,	March 31,
	2019	2018	2019	2018
	(Thousands)
Sales:
Electronic Components	$4,331,351	$4,404,115	$13,722,890	$12,874,885
Farnell	367,473	390,978	1,114,793	1,102,787
	4,698,824	4,795,093	14,837,683	13,977,672
Operating income:
Electronic Components	$153,319	$157,713	$473,783	$427,162
Farnell	45,651	42,162	126,088	108,245
	198,970	199,875	599,871	535,407
Corporate (1)	(20,866)	(29,084)	(60,414)	(87,812)
Restructuring, integration and other expenses	(2,939)	(25,120)	(79,986)	(108,277)
Goodwill impairment expense	—	(181,440)	—	(181,440)
Amortization of acquired intangible assets and other	(22,080)	(22,725)	(63,520)	(70,187)
Operating income (loss)	$153,085	$(58,494)	$395,951	$87,691

Sales, by geographic area:
Americas (2)	$1,297,220	$1,276,426	$3,869,435	$3,672,160
EMEA (3)	1,740,916	1,812,334	5,124,409	5,011,336
Asia/Pacific (4)	1,660,688	1,706,333	5,843,839	5,294,176
Sales	$4,698,824	$4,795,093	$14,837,683	$13,977,672

(1)Corporate is not a reportable segment and represents certain centrally incurred overhead expenses and assets that are not included in the EC and Farnell measures of profitability or assets. Corporate amounts represent a reconciling item between segment measures of profitability or assets and total Avnet amounts reported in the consolidated financial statements.

(2)Includes sales from the United States of $1.22 billion and $1.18 billion for the third quarters ended March 30, 2019 and March 31, 2018, respectively. Includes sales from the United States of $3.61 billion and $3.40 billion for the first nine months of fiscal 2019 and 2018, respectively.

(3)Includes sales from Germany and Belgium of $666.2 million and $311.9 million, respectively, for the third quarter ended March 30, 2019, and $2.00 billion and $868.2 million, respectively, for the first nine months of fiscal 2019. Includes sales from Germany and Belgium of $717.8 million and $281.1 million, respectively, for the third quarter ended March 31, 2018, and $1.98 billion and $786.0 million, respectively, for the first nine months of fiscal 2018.

(4)Includes sales from China (including Hong Kong), Taiwan and Singapore of $565.5 million, $659.7 million and $237.2 million, respectively, for the third quarter ended March 30, 2019,  and $1.93 billion, $2.47  billion and $779.5 million, respectively, for the first nine months of fiscal 2019. Includes sales from China (including Hong Kong), Taiwan and Singapore of $638.1 million, $616.7 million and $231.6 million, respectively, for the third quarter ended March 31, 2018, and $1.92 billion, $1.99 billion and $677.8 million, respectively, for the first nine months of fiscal 2018.

AVNET, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

	March 30,	June 30,
	2019	2018
	(Thousands)
Property, plant, and equipment, net, by geographic area:
Americas (1)	$219,283	$276,156
EMEA (2)	197,090	204,797
Asia/Pacific	39,111	41,956
Property, plant, and equipment, net	$455,484	$522,909

(1)Includes property, plant and equipment, net, of $215.0 million and $271.4 million as of March 30, 2019, and June 30, 2018, respectively, in the United States.

(2)Includes property, plant and equipment, net, of $94.8 million, $65.3 million and $27.2 million in Germany, the UK and Belgium, respectively, as of March 30, 2019; and $99.4 million, $52.5 million and $43.4 million in Germany, the UK and Belgium, respectively, as of June 30, 2018.

14. Restructuring expenses

Fiscal 2019

During fiscal 2019, the Company undertook restructuring actions in order to improve operating efficiencies and further integrate the acquisition of Farnell. These restructuring actions included certain costs associated with the continued transformation of the Company’s information technology, distribution center footprint and business operations including the re-prioritization of its information technology initiatives and resources. Restructuring expenses are included as a component of restructuring, integration and other expenses in the Consolidated Statements of Operations. The activity related to the restructuring liabilities and assets established during fiscal 2019 is presented in the following table:

		Facility
		and Contract	Asset
	Severance	Exit Costs	Impairments	Total
	(Thousands)
Fiscal 2019 restructuring expenses	$23,640	$553	$52,344	$76,537
Cash payments	(12,782)	(200)	—	(12,982)
Non-cash amounts	—	—	(52,344)	(52,344)
Other, principally foreign currency translation	(118)	(5)	—	(123)
Balance at March 30, 2019	$10,740	$348	$—	$11,088

Severance expense recorded in the first nine months of fiscal 2019 related to the reduction, or planned reduction, of over 300 employees, primarily in executive management, operations, information technology, warehouse, sales and business support functions. Facility and contract exit costs primarily consist of liabilities for remaining lease obligations for exited facilities and for contractual termination costs. Asset impairments represents an asset impairment expense of $52.3 million that relates to software assets that were impaired as a result of the restructuring of information technology operations including the re-prioritization of information technology initiatives and resources. Of the $76.5 million in restructuring expenses recorded during the first nine months of fiscal 2019, $75.1 million related to EC, $1.1 million related to Farnell and $0.3 million related to corporate executive and business support functions. The Company expects the majority of the remaining amounts to be paid by the end of fiscal 2019.

AVNET, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

Fiscal 2018 and prior

During fiscal 2018 and prior, the Company incurred restructuring expenses related to various restructuring actions intended to achieve planned synergies from acquired businesses and to reduce future operating expenses. The following table presents the activity during the first nine months of fiscal 2019 related to the remaining restructuring liabilities from continuing operations established during fiscal 2018 and prior:

		Facility
		and Contract	Asset
	Severance	Exit Costs	Impairments	Total
	(Thousands)
Balance at June 30, 2018	$25,918	$2,890	$416	$29,224
Cash payments	(21,328)	(969)	—	(22,297)
Changes in estimates, net	(877)	(155)	—	(1,032)
Non-cash amounts	—	218	(416)	(198)
Other, principally foreign currency translation	(432)	39	—	(393)
Balance at March 30, 2019	$3,281	$2,023	$—	$5,304

The Company expects the majority of the remaining amounts to be paid by the end of fiscal 2019.

Item 2.Management’s Discussion and Analysis of Financial Condition and Results of Operations

For a description of the Company’s critical accounting policies and an understanding of the significant factors that influenced the Company’s performance during the quarter ended March 30, 2019, this Management’s Discussion and Analysis of Financial Condition and Results of Operations (“MD&A”) should be read in conjunction with the consolidated financial statements, including the related notes, appearing in Item 1 of this Quarterly Report on Form 10-Q, as well as the Company’s Annual Report on Form 10-K for the fiscal year ended June 30, 2018.

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

The reconciliation of operating income to adjusted operating income is presented in the following table:

	Third Quarters Ended		Nine Months Ended
	March 30,	March 31,	March 30,	March 31,
	2019*	2018	2019*	2018
	(Thousands)
Operating income (loss)	$153,085	$(58,494)	$395,951	$87,691
Restructuring, integration and other expenses	2,939	25,120	79,986	108,277
Goodwill impairment expense	—	181,440	—	181,440
Amortization of acquired intangible assets and other	22,080	22,725	63,520	70,187
Adjusted operating income	$178,103	$170,791	$539,456	$447,595

___________

* May not foot due to rounding

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

Avnet has two primary operating groups — Electronic Components (“EC”) and Premier Farnell (“Farnell”). Both operating groups have operations in each of the three major economic regions of the world: the Americas, EMEA and Asia. A summary of each operating group is provided in Note 13, “Segment information” to the Company’s consolidated financial statements included in this Quarterly Report on Form 10-Q.

Results of Operations

Executive Summary

Sales for the third quarter of fiscal 2019 were $4.70 billion, a decline of 2.0%, or $96.3 million, from the prior year third quarter sales of $4.80 billion. In constant currency, sales for the third quarter of fiscal 2019 increased by 1.2% over the prior year third quarter as growth in the Company’s Americas and EMEA regions of 1.6% and 3.8%, respectively, were partially offset by a decline in Asia of 2.0%.

Sales for the first nine months of fiscal 2019 were $14.84 billion, an increase of $860.0 million or 6.2% as compared to sales of $13.98 billion in the first nine month of fiscal 2018. In constant currency, sales for the first nine months of fiscal 2019 increased by 7.9% over the prior year as all regions experienced organic sales growth.

Gross profit margin for the third quarter of fiscal 2019 decreased 35 basis points compared to the third quarter of fiscal 2018 as declines in EC gross profit margin were partially offset by improvements at Farnell. EC gross profit margin decreased year over year and Farnell gross profit margin increased year over year primarily driven by changes in product mix.

Avnet operating income margin was 3.3% in the third quarter of fiscal 2019 as compared with  a 1.2% operating loss margin in the third quarter of fiscal 2018. Both periods included amortization and restructuring, integration and other expenses. The third quarter of fiscal 2018 also included goodwill impairment expense. Excluding these expenses from both periods, adjusted operating income margin was 3.8% in the third quarter of fiscal 2019 as compared to 3.6% in the third quarter of fiscal 2018. The increase in operating income margin is primarily due to the reduction in operating expenses from the Company’s restructuring and integration efforts, partially offset by a decline in sales and gross profit margin.

Sales

The following tables present reported and organic sales growth rates between fiscal 2019 and fiscal 2018 for the third quarter and first nine months of fiscal 2019.

	Third Quarters Ended
				As Reported
	Sales	Sales	As Reported	and Organic
	as Reported	as Reported	and	Year-Year %
	and Organic	and Organic	Organic	Change in
	Fiscal	Fiscal	Year-Year	Constant
	2019 (1)	2018	% Change	Currency
	(Dollars in thousands)
Avnet	$4,698,824	$4,795,093	(2.0)%	1.2%
Avnet by region
Americas	$1,297,220	$1,276,426	1.6%	1.6%
EMEA	1,740,916	1,812,334	(3.9)	3.8
Asia	1,660,688	1,706,333	(2.7)	(2.0)
Avnet by segment
EC	$4,331,351	$4,404,115	(1.7)%	1.5%
Farnell	367,473	390,978	(6.0)	(1.5)

___________

(1)  The acquisition of Softweb occurred at the end of December 2018 and sales from Softweb are not material for Organic sales measurement purposes.

	Nine Months Ended
				As Reported
	Sales	Sales	As Reported	and Organic
	as Reported	as Reported	and	Year-Year %
	and Organic	and Organic	Organic	Change in
	Fiscal	Fiscal	Year-Year	Constant
	2019 (1)	2018	% Change	Currency
	(Dollars in thousands)
Avnet	$14,837,683	$13,977,672	6.2%	7.9%
Avnet by region
Americas	$3,869,435	$3,672,160	5.4%	5.4%
EMEA	5,124,409	5,011,336	2.3	6.5
Asia	5,843,839	5,294,176	10.4	10.8
Avnet by segment
EC	$13,722,890	$12,874,885	6.6%	8.3%
Farnell	1,114,793	1,102,787	1.1	3.8

___________

(1)  The acquisition of Softweb occurred at the end of December 2018 and sales from Softweb are not material for Organic sales measurement purposes.

Sales for the third quarter of fiscal 2019 were $4.70 billion, a decrease of 2.0%, or $96.3 million, from the prior year third quarter sales of $4.80 billion. Sales in constant currency grew 1.2% over the prior year third quarter as a result of growth in the Company’s Americas and EMEA regions of 1.6% and 3.8%, respectively, partially offset by declines in Asia of 2.0%.

Sales in the Company’s EC segment of $4.33 billion in the third quarter of fiscal 2019 decreased $72.8 million or 1.7% from the prior year third quarter sales of $4.40 billion. Excluding the impact of foreign currency exchange rates, EC sales increased 1.5% year-over-year primarily due to increases in sales in EC EMEA and EC Americas, partially offset by declines in Asia.

Farnell sales for the third quarter of fiscal 2019 were $367.5 million, a decrease of $23.5 million or 6.0% from the prior year third quarter sales of $391.0 million. Farnell sales in constant currency declined 1.5% year over year primarily driven by uncertainties related to the United Kingdom’s exit from the European Union (Brexit) impacting market demand.

Sales for the first nine months of fiscal 2019 were $14.84 billion, an increase of 6.2% as compared to sales of $13.98 billion for the first nine months of fiscal 2018 primarily due to sales growth at both EC and Farnell. Sales in constant currency increased by 7.9% year over year with all regions contributing to the organic growth.

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

Gross Profit and Gross Profit Margins

Gross profit for the third quarter of fiscal 2019 was $624.2 million, a decrease of $29.3 million, or 4.5%, from the third quarter of fiscal 2018 gross profit of $653.5 million driven by the 2.0% decrease in sales and the decline in gross profit margin. Gross profit margin decreased 35 basis points to 13.3% from the third quarter of fiscal 2018 gross profit margin of 13.6%. The decrease in gross profit margins resulted from year over year decreases in the Company’s EMEA and Asia regions, partially offset by an increase in the Americas.

EC gross profit and gross profit margin for the third quarter of fiscal 2019 decreased 4.3% and approximately 30 basis points, respectively, as compared to the third quarter of fiscal 2018. Farnell gross profit margin increased 35 basis points in the third quarter of fiscal 2019 as compared to the third quarter of fiscal 2018 primarily driven by product mix.

Gross profit and gross margins were $1.89 billion and 12.7%, respectively, for the first nine months of fiscal 2019 as compared with $1.87 billion and 13.4%, respectively, for the first nine months of fiscal 2018 primarily due to an increased mix of sales coming from the lower-margin Asia region and from the impact of supplier program changes.

Selling, General and Administrative Expenses

Selling, general and administrative expenses (“SG&A expenses”) were $468.2 million in the third quarter of fiscal 2019, a decrease of $37.3 million, or 7.4%, from the third quarter of fiscal 2018. The year-over-year decrease in SG&A expenses was primarily due to a reduction of expenses resulting from management’s restructuring programs, the impact of changes in foreign currency translation rates year over year and due to lower Corporate costs, partially offset by an increase as a result of sales volume growth.

Metrics that management monitors with respect to its operating expenses are SG&A expenses as a percentage of sales and as a percentage of gross profit. In the third quarter of fiscal 2019, SG&A expenses as a percentage of sales were 10.0% and as a percentage of gross profit were 75.0%, as compared with 10.5% and 77.3%, respectively, in the third quarter of fiscal 2018.

SG&A expenses for the first nine months of fiscal 2019 were $1.42 billion, or 9.5% of sales, as compared with $1.49 billion, or 10.7% of sales, in the first nine months of fiscal 2018. SG&A expenses were 74.8% of gross profit in the first nine months of 2019 as compared with 79.8% in the first nine months of fiscal 2018. The year-over-year decrease in SG&A expenses was primarily due to the reduction of expenses resulting from management’s restructuring programs, the impact of changes in foreign currency translation year over year and due to lower Corporate costs, partially offset by an increase as a result of sales volume growth.

Goodwill Impairment Expense

During the third quarter of fiscal 2018, the Company impaired all of the goodwill in the Americas reporting unit and recorded $181.4 million of goodwill impairment expense.

The Company evaluates each quarter if facts and circumstances indicate that it is more likely than not that the fair value of its reporting units is less than their carrying value, which would require the Company to perform an interim goodwill impairment test. Indicators the Company evaluates to determine whether an interim goodwill impairment test is necessary include, but are not limited to, (i) a sustained decrease in share price or market capitalization as of any fiscal quarter end, (ii) changes in the macroeconomic or industry environments, (iii) the results of and the amount of time passed since the last goodwill impairment test and (iv) the long-term expected financial performance of its reporting units.

Each fiscal year, during the fiscal fourth quarter, the Company is required to perform an annual goodwill impairment test.  The annual goodwill impairment testing typically includes consideration of the Company’s annual long-term planning as well as current market conditions when determining whether there is a goodwill impairment for any of the Company’s reporting units.  The results of a quantitative annual goodwill impairment test may result in the impairment of goodwill at one or more of the Company’s reporting units even if a qualitative assessment concludes that goodwill is not impaired.

Restructuring, Integration and Other Expenses

As a result of management’s focus on improving operating efficiencies and further integrating the acquisition of Farnell, the Company has incurred certain restructuring costs. These costs also related to the continued transformation of the Company’s information technology, distribution center footprint and business operations including the re-prioritization of its information technology initiatives and resources. In addition, the Company incurred integration, accelerated depreciation and other costs. Integration costs are primarily related to the integration of acquired businesses including Farnell, the integration of certain regional and global businesses including Avnet after the sale of the TS business, and incremental costs incurred as part of the consolidation, relocation, sale and closure of warehouse and office facilities. Accelerated depreciation relates to the incremental depreciation expense incurred related to the shortening of the estimated useful life for certain information technology assets and from the integration of Farnell. Other costs consist primarily of any other miscellaneous costs that relate to restructuring, integration and other expenses including acquisition related costs and a gain on the sale of real estate.

The Company recorded restructuring, integration and other expenses of $2.9 million during the third quarter of fiscal 2019. The Company recorded $13.4 million of restructuring costs in the third quarter of fiscal 2019, which are expected to provide approximately $12.0 million in annual operating expense savings once such restructuring actions are completed. Included in the restructuring costs was severance costs of $7.8 million and a $5.4 million non-cash impairment expense related to information technology software. During the third quarter of fiscal 2019, the Company also incurred integration costs of $2.4 million, accelerated depreciation expense of $2.7 million, partially offset by a gain on the sale of real estate of $15.1 million and a reversal of $0.5 million for changes in estimates for costs associated with prior year restructuring actions. The after tax impact of restructuring, integration and other expenses were $2.6 million and $0.02 per share on a diluted basis.

During the first nine months of fiscal 2019, the Company incurred restructuring costs of $76.5 million, integration costs of $8.7 million, accelerated depreciation of $8.6 million, other costs of $2.3 million, partially offset by a gain on the sale of real estate of $15.1 million and reversals of $1.0 million for changes in estimates for costs associated with prior year restructuring actions. The after tax impact of restructuring, integration and other expenses for the first nine months of fiscal 2019 was $60.7 million and $0.54 per share on a diluted basis.

Comparatively, in the third quarter of fiscal 2018, restructuring, integration and other expenses were $25.1 million. The after tax impact of restructuring, integration, and other expenses was $19.4 million and $0.16 per share on a diluted basis.

In the first nine months of fiscal 2018, restructuring, integration and other expenses was $108.3 million. The after tax impact of restructuring, integration and other expenses for the first nine months of fiscal 2018 was $76.7 million and $0.63 per share on a diluted basis.

See Note 14 “Restructuring expenses” to the Company’s consolidated financial statements included in this Quarterly Report on Form 10-Q.

Operating Income (Loss)

Operating income for the third quarter of fiscal 2019 was $153.1 million, an increase of $211.6 million, or 361.7%, from the third quarter of fiscal 2018 operating loss of $58.5 million. The year over year increase in operating income was primarily driven by the reduction in selling, general and administrative expenses and no goodwill impairment expense as compared to the third quarter of fiscal 2018, partially offset by the decline in sales and gross profit margin. Adjusted operating income for the third quarter of fiscal 2019 was $178.1 million, an increase of $7.3 million, or 4.3%, from the third quarter of fiscal 2018. The year over year increase in adjusted operating income was primarily driven by the reduction in selling, general and administrative expenses as compared to the prior year third quarter, partially offset by the decline in sales and gross profit margin.

EC operating income margin decreased 4 basis points year over year to 3.5% and Farnell operating income margin increased 164 basis points year over year to 12.4%.

Operating income for the first nine months of fiscal 2019 was $396.0 million, or 2.7% of consolidated sales, as compared with operating income of $87.7 million, or 0.6% of consolidated sales in the first nine months of 2018. Adjusted operating income for the first nine months of fiscal 2019 was $539.5 million, or 3.6% of consolidated sales, as compared with adjusted operating income of $447.6 million, or 3.2% of consolidated sales in the first nine months of 2018.

Interest and Other Financing Expenses, Net and Other Income, Net

Interest and other financing expenses in the third quarter of fiscal 2019 was $36.3 million, an increase of $12.8 million or 54.7%, as compared with interest and other financing expenses of $23.4 million in the third quarter of fiscal 2018. Interest and other financing expenses in the first nine months of fiscal 2019 was $100.1 million, an increase of $31.8 million or 46.6%, as compared with interest and other financing expenses of $68.3 million in the first nine months of fiscal 2018. The increase in interest and other financing expenses in the third quarter and first nine months of fiscal 2019 compared to the third quarter and first nine months of fiscal 2018 was primarily related to increased expenses in foreign regions to finance working capital needs including increases in average debt outstanding and from lower interest income from investments in cash equivalents between the fiscal years.

During the third quarter of fiscal 2019, the Company had $8.7 million of other income as compared with $9.9 million of other income in the third quarter of fiscal 2018. During the first nine months of fiscal 2019, the Company had  $9.4 million of other income as compared with $32.1 million of other income in the first nine months of fiscal 2018.  In the third quarter and first nine months of fiscal 2019, the Company had other income related to the Company’s pension plans, partially offset by foreign currency losses.

Income Tax Expense

The Company’s effective tax rate on its income from continuing operations before taxes was 24.4% in the third quarter of fiscal 2019. During the third quarter of fiscal 2019, the Company’s effective tax rate was unfavorably impacted primarily by (i) an increase due to the impact from recently issued U.S. income tax regulations, partially offset by (ii) decreases in unrecognized tax benefits due to the expiration of the statute of limitations in various jurisdictions.

During the third quarter of fiscal 2018, the Company’s effective tax rate on its loss from continuing operations before  taxes of 338.0% was unfavorably impacted primarily by (i) the one-time mandatory deemed repatriation tax liability expense (“the transition tax”) estimate recorded under the requirements of U.S. federal government enacted tax legislation (the “Act”) and (ii) the goodwill impairment discussed in Note 4, which was not tax deductible, partially offset primarily by (iii) the mix of income in lower tax jurisdictions and (iv) the release of reserves due to the expiration of the statute of limitations in various jurisdictions.

For the first nine months of fiscal 2019, the Company’s effective tax rate on its income from continuing operations before taxes was 29.5%. The effective tax rate for the first nine months of fiscal 2019 was unfavorably impacted primarily by (i) an adjustment to the transition tax recorded under the requirements of the Act, (ii) net increases in unrecognized tax benefits, and (iii) an increase due to the impact from recently issued U.S. income tax regulations, partially offset by (iv)

an adjustment to the deferred tax impacts of the Act, (v) the mix of income in lower tax jurisdictions, and (vi) the release of valuation allowances against deferred tax assets that were deemed to be realizable.

During the first nine months of fiscal 2018, the Company’s effective tax rate on its income from continuing operations before taxes of 489.2% was unfavorably impacted primarily by (i) the transition tax expense recorded under the requirements of the Act, (ii) the goodwill impairment, which was not tax deductible, and (iii) the tax expense created from remeasuring net deferred tax assets as a result of applying the requirements of the Act, partially offset primarily by (iv) the mix of income in lower tax jurisdictions and (v) the release of reserves due to the expiration of the statute of limitations in various jurisdictions.

See Note 8 “Income taxes” to the Company’s consolidated financial statements included in this Quarterly Report on Form 10-Q.

Loss from Discontinued Operations

Loss from discontinued operations was $6.9 million and $7.1 million in the third quarter and first nine months of fiscal 2019 primarily related to additional income tax expenses associated with the TS business.

Loss from discontinued operations was $4.5 million and $14.4 million in the third quarter and the first nine months of fiscal 2018, respectively, primarily as a result of settlement losses associated with the Company’s pension plan due to former TS business employees requesting and receiving distributions from the Company’s pension plan during fiscal 2018.

Net Income (Loss)

As a result of the factors described in the preceding sections of this MD&A, the Company’s net income for the third quarter of fiscal 2019 was $88.0 million, or $0.81 per share on a diluted basis, as compared with $320.1 million of net loss, or $2.68 per share on a diluted basis, in the third quarter of fiscal 2018.

As a result of the factors described in the preceding sections of this MD&A, the Company’s net income for the first nine months of fiscal 2019 was $208.2 million, or $1.85 per share on a diluted basis, as compared with $215.0 million of net loss, or $1.78 per share on a diluted basis, in the first nine months of fiscal 2018.

LIQUIDITY AND CAPITAL RESOURCES

Cash Flow

Cash Flow from Operating Activities

During the first nine months of fiscal 2019, the Company generated $256.4 million of cash from its operating activities from continuing operations compared to $17.9 million in the first nine months of fiscal 2018. These operating cash flows were comprised of: (i) cash flow generated from net income from continuing operations, adjusted for the impact of non-cash and other items, which includes depreciation and amortization expenses, impairment expenses, deferred income taxes, stock-based compensation expense and other non-cash items (including provisions for doubtful accounts and net periodic pension costs) and (ii) cash flows used for, or generated from, working capital and other, excluding cash and cash equivalents. Cash used for working capital and other was $206.9 million during the first nine months of fiscal 2019, including increases in inventories of $125.4 million and decreases in accounts payable of $399.5 million and accrued expenses and other of $118.3 million, partially offset by a decrease in accounts receivable of $436.4 million. The Company utilized cash to invest in inventory primarily to support sales growth and for certain investments in additional inventories at Farnell. Comparatively,  cash used for working capital and other was $121.5 million during the first nine months of fiscal 2018, including increases in inventories of $337.9 million and accounts receivable of $98.1 million.  The increase in cash used for inventories and accounts receivable, was partially offset by increases in accounts payable of $180.7 million and accrued expenses and other of $133.8 million.

The Company also used $56.3 million of cash from discontinued operations operating activities related to income taxes paid on the gain from the sale of the TS business during the first nine months of fiscal 2019.

Cash Flow from Financing Activities

During the first nine months of fiscal 2019, the Company received net proceeds of $342.0 million under the accounts receivable securitization program and $85.0 million from borrowings of various bank credit facilities and repaid  $11.4 million under the Credit Facility. During the first nine months of fiscal 2019, the Company paid dividends on common stock of $66.2 million and repurchased $447.9 million of common stock. Additionally, included in other, net is approximately $18.7 million of cash received from the exercises of stock options.

During the first nine months of fiscal 2018, the Company made net repayments of $47.0 million under the accounts receivable securitization program. Additionally, the Company repaid $44.3 million from borrowings of various bank credit facilities and $100.0 million under the Credit Facility. During the first nine months of fiscal 2018, the Company paid dividends on common stock of $66.2 million and repurchased $209.5 million of common stock.

Cash Flow from Investing Activities

During the first nine months of fiscal 2019, the Company used $101.4 million for capital expenditures primarily related to warehouse and facilities, computer hardware and software purchases and information technology system development costs compared to $112.2 million for capital expenditures in the first nine months of fiscal 2018.  During the first nine months of fiscal 2019, the Company used $66.5 million of cash for acquisitions, which is net of the cash acquired compared to $18.6 million of cash for acquisitions, which is net of cash acquired in the first nine months of fiscal 2018. Additionally, included in other, net is $41.0 million of cash received from the sale of real estate in EMEA during the first nine months of fiscal 2019.

During the first nine months of fiscal 2019, the Company received $123.5 million of cash from investing activities – discontinued operations from the sale of the TS business. During the first nine months of fiscal 2018, the Company generated $153.9 million of cash from investing activities – discontinued operations,  substantially all driven by the sale of marketable securities obtained through the sale of the TS business.

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

Financing Transactions

See Note 5, “Debt” to the Company’s consolidated financial statements included in this Quarterly Report on Form 10-Q for additional information on financing transactions including the Credit Facility, the Securitization Program, and other outstanding debt as of March 30, 2019. The Company was in compliance with all covenants under the Credit Facility and the Securitization Program as of March 30, 2019 and June 30, 2018.

The Company has various lines of credit, financing arrangements and other forms of bank debt in the U.S. and various foreign locations to fund the short-term working capital, foreign exchange, overdraft and letter of credit needs of its wholly owned subsidiaries. Outstanding borrowings under such forms of debt at the end of third quarter of fiscal 2019 was $0.8 million.

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

Liquidity

The Company held cash and cash equivalents of $725.3  million as of March 30, 2019, of which $660.7  million was held outside the United States. As of June 30, 2018, the Company held cash and cash equivalents of $621.1 million, of which $545.3 million was held outside of the United States.

As of the end of the third quarter of fiscal 2019, the Company had a combined total borrowing capacity of $1.75 billion under the Credit Facility and the Securitization Program. There were $85.6 million in borrowings outstanding and $3.0 million in letters of credit issued under the Credit Facility and $447.0 million in borrowings outstanding under the Securitization Program, resulting in approximately $1.21 billion of total availability as of March 30, 2019. Availability under the Securitization Program is subject to the Company having sufficient eligible trade accounts receivable to support desired borrowings. The Company currently expects to utilize availability under credit facilities to support working capital and other general corporate purposes to the extent such incremental borrowings do not impact the Company’s investment grade credit rating. During the third quarter and first nine months of fiscal 2019, the Company had an average daily balance outstanding of approximately $29.8 million and $71.2 million, respectively, under the Credit Facility and approximately $456.0 million and $259.0 million, respectively, under the Securitization Program. During the third quarter and first nine months of fiscal 2018, the Company had an average daily balance outstanding of approximately $0.6 million and $3.0 million, respectively, under the Credit Facility and approximately $298.0 million and $230.0 million, respectively, under the Securitization Program.

During periods of weakening demand in the electronic components industry, the Company typically generates cash from operating activities. Conversely, the Company is more likely to use operating cash flows for working capital requirements during periods of higher growth. The Company generated  $492.0 million in cash flows from operating activities over the trailing four fiscal quarters ended March 30, 2019 from continuing operations.

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

Historically the Company has made, and expects to continue to make, strategic investments through acquisition activity to the extent the investments strengthen Avnet’s competitive position, further its business strategies and meet management’s return on capital thresholds. The Company also expects to make capital expenditures, including expenditures for warehouse facilities and information technology related tools and systems. Additionally, as the Company integrates Farnell, the Company expects to use cash for restructuring, integration and other expenses.

In addition to continuing to make investments in acquisitions, as of March 30, 2019, the Company may repurchase up to an aggregate of $322.9 million of shares of the Company’s common stock through a $2.45 billion share repurchase program approved by the Board of Directors. The Company may repurchase stock from time to time at the discretion of management, subject to strategic considerations, market conditions and other factors. The Company may terminate or limit the share repurchase program at any time without prior notice. The timing and actual number of shares repurchased will depend on a variety of factors such as share price, corporate and regulatory requirements, and prevailing market conditions. Additionally, the Company currently expects to pay quarterly cash dividends on shares of its common stock, subject to approval of the Board of Directors. During the third quarter of fiscal 2019, the Board of Directors approved a dividend of $0.20 per share, which resulted in $21.5 million of dividend payments during the quarter.

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

See Liquidity and Capital Resources — Financing Transactions appearing in Item 2 of this Quarterly Report on Form 10-Q for further discussion of the Company’s financing transactions and capital structure. As of March 30, 2019,  72% of the Company’s debt bears interest at a fixed rate and 28% of the Company’s debt bears interest at variable rates. Therefore, a hypothetical 1.0% (100 basis points) increase in interest rates would result in a $1.5 million decrease in income from continuing operations before income taxes in the Company’s consolidated statement of operations for the third quarter of fiscal 2019.

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

During the third quarter of fiscal 2019, there were no changes to the Company’s internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) of the Exchange Act) that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

The discussion of the Company’s business and operations should be read together with the risk factors contained in Item 1A of its Annual Report on Form 10-K for the fiscal year ended June 30, 2018, which describe various risks and uncertainties to which the Company is or may become subject. These risks and uncertainties have the potential to affect the Company’s business, financial condition, results of operations, cash flows, strategies or prospects in a material and adverse manner. As of March 30, 2019, there have been no material changes to the risk factors set forth in the Company’s Annual Report on Form 10-K for the fiscal year ended June 30, 2018.

Item 2.Unregistered Sales of Equity Securities and Use of Proceeds

The Company’s Board of Directors has approved the repurchase of up to $2.45 billion of the Company’s common stock under the Company’s share repurchase program. The following table includes the Company’s monthly purchases of the Company’s common stock during the third quarter of fiscal 2019, under the share repurchase program, which is part of a publicly announced plan.

			Total Number of	Approximate Dollar
	Total	Average	Shares Purchased	Value of Shares That
	Number	Price	as Part of Publicly	May Yet Be
	of Shares	Paid per	Announced Plans	Purchased under the
Period	Purchased	Share	or Programs	Plans or Programs
December 31 – January 25	1,266,377	$39.50	1,266,377	$390,116,000
January 28 – February 22	277,154	$44.19	277,154	$377,869,000
February 25 – March 29	1,272,749	$43.19	1,272,749	$322,905,000

Item 6.Exhibits

Exhibit
Number	Exhibit

31.1*	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2*	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1**	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2**	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS*	XBRL Instance Document.

101.SCH*	XBRL Taxonomy Extension Schema Document.

101.DEF*	XBRL Taxonomy Extension Definition Linkbase Document.

101.CAL*	XBRL Taxonomy Extension Calculation Linkbase Document.

101.LAB*	XBRL Taxonomy Extension Label Linkbase Document.

101.PRE*	XBRL Taxonomy Extension Presentation Linkbase Document.

*	Filed herewith.
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

Date: April 26, 2019

AVNET, INC.

By:	/s/ THOMAS LIGUORI
Thomas Liguori
Chief Financial Officer