Form 10-K
period 2019-06-29
AVNET INC
filed 2019-08-15
CIK 8858

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-K

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended June 29, 2019

or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                      to

Commission file number 1-4224

Avnet, Inc.

(Exact name of registrant as specified in its charter)

New York (State or other jurisdiction of incorporation or organization)	11-1890605 (I.R.S. Employer Identification No.)

2211 South 47th Street, Phoenix, Arizona (Address of principal executive offices)	85034 (Zip Code)

Registrant’s telephone number, including area code (480) 643-2000

Securities registered pursuant to Section 12(b) of the Act:

Title of Each Class	Trading Symbol	Name of Each Exchange on Which registered:
Common stock, par value $1.00 per share	AVT	Nasdaq Global Select Market

Securities registered pursuant to Section 12(g) of the Act:

None

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ☑ No ☐

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. Yes ☐ No ☑

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☑ No ☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). Yes ☑ No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer”, “smaller reporting company” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

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

The aggregate market value (approximate) of the registrant’s common equity held by non-affiliates based on the closing price of a share of the registrant’s common stock for Nasdaq Global Select Market composite transactions on December 28, 2018 (the last business day of the registrant’s most recently completed second fiscal quarter) was $3,868,372,764.

As of July 26, 2019, the total number of shares outstanding of the registrant’s Common Stock was 103,619,871 shares, net of treasury shares.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the registrant’s definitive proxy statement (to be filed pursuant to Reg. 14A) relating to the Annual Meeting of Shareholders anticipated to be held on November 19, 2019, are incorporated herein by reference in Part III of this Report.

PART I

Item 1. Business

Avnet, Inc. (the “Company” or “Avnet”), is a global technology solutions company with an extensive ecosystem delivering design, product, marketing and supply chain expertise for customers at every stage of the product lifecycle. Avnet transforms ideas into intelligent solutions, reducing the time, cost and complexities of bringing electronic products to market around the world. Founded in 1921 and incorporated in New York in 1955, the Company works with over 1,400 technology suppliers to serve 2.1 million customers in more than 140 countries.

For nearly a century, Avnet has helped its customers and suppliers realize the transformative possibilities of technology while continuously expanding the breadth and depth of its capabilities. Today, as technologies like the Internet of Things (“IoT”) continue to increase the complexity in product development, Avnet is once again redefining itself by offering what customers need to bring their product to life through one partner. Over the past few years, Avnet significantly enhanced its expertise in design, supply chain and logistics by acquiring the capabilities to better serve customers in the earlier stages of product development—encompassing research, prototyping and manufacturing—as well as acquiring expertise in software development, a critical component of an end-to-end IoT solution. These capabilities were acquired through the purchase of Premier Farnell (“Farnell”) (fiscal 2017), Hackster.io (fiscal 2017), Dragon Innovation (fiscal 2018) and Softweb Solutions (fiscal 2019). Avnet’s ecosystem, which combines these newly acquired capabilities with Avnet’s historical design, supply chain and integrated solutions capabilities, is designed to match its customers’ needs along their entire product development journey, providing both end-to-end and à la carte support options, as well as digital tools, to meet varying needs and buying preferences.

Avnet can support every stage of the electronic product lifecycle and serves a wide range of customers: from startups and mid-sized businesses to enterprise-level original equipment manufacturers (“OEMs”), electronic manufacturing services (“EMS”) providers and original design manufacturers (“ODMs”). Avnet works with customers of every size, in every corner of the world, to guide today’s ideas into tomorrow’s technology.

Organizational Structure

Avnet has two primary operating groups — Electronic Components (“EC”) and Farnell. Both operating groups have operations in each of the three major economic regions of the world: (i) the Americas, Europe, (ii) Middle East and Africa (“EMEA”) and (iii) Asia/Pacific (“Asia”). Each operating group has its own management team that includes senior executives and leadership both at the global and regional levels, who manage various functions within such businesses. Each operating group also has distinct financial reporting that is evaluated at the executive level on which operating decisions and strategic planning and resource allocation for the Company as a whole are made. Divisions (“business units”) exist within each operating group that serve primarily as sales and marketing units to further streamline the sales efforts within each operating group and enhance each operating group’s ability to work with its customers and suppliers, generally along more specific geographies or product lines. However, each business unit relies heavily on the support services provided by the operating groups as well as centralized support at the corporate level.

A description of each operating group is presented below. Further financial information by operating group is provided in Note 17 “Segment information” to the consolidated financial statements appearing in Item 15 of this Annual Report on Form 10-K.

Electronic Components

Avnet’s EC operating group primarily supports high-volume customers. It markets, sells and distributes electronic components including semiconductors, interconnect, passive and electromechanical, or “IP&E,” components and other integrated components from the world’s leading electronic component manufacturers.

EC serves a variety of markets ranging from automotive to medical to defense and aerospace. It offers an array of customer support options throughout the entire product lifecycle, including both turnkey and customized design, new product introduction, production, supply chain, logistics and post-sales services.

Design Chain Solutions

EC offers design chain support that provides engineers with a host of technical design solutions, which helps EC support a broad range of customers seeking complex products and technologies. With access to a suite of design tools and engineering support from any point in the design cycle, customers can get product specifications along with evaluation kits and reference designs that enable a broad range of applications from concept through detailed design including new product introduction. EC also offers engineering and technical resources deployed globally to support product design, bill of materials development, and technical education and training. By utilizing EC’s design chain support, customers can optimize their component selection and accelerate their time to market. EC’s extensive product line card provides customers access to a diverse range of products from a complete spectrum of electronic component manufacturers.

Supply Chain Solutions

EC’s supply chain solutions provide support and logistical services to OEMs, EMS providers and electronic component manufacturers, enabling them to optimize supply chains on a local, regional or global basis. By combining internal competencies in global warehousing and logistics, information technology and asset management with its global footprint and extensive partner relationships, EC’s supply chain solutions provide for a deeper level of engagement with its customers. These customers can manage their supply chains to meet the demands of a competitive global environment without a commensurate investment in physical assets, systems and personnel. With supply chain planning tools and a variety of inventory management solutions, EC provides solutions that meet a customer’s just-in-time requirements and minimize risk in a variety of scenarios including lean manufacturing, demand flow and outsourcing.

Avnet Integrated

EC provides integrated solutions including technical design, integration and assembly of embedded products, systems and solutions primarily for industrial applications. EC also provides integrated solutions for intelligent and innovative embedded display solutions, including touch and passive displays. In addition, EC develops and produces standard board and industrial subsystems and application-specific devices that enable it to produce specialized systems tailored to specific customer requirements. EC serves OEMs that require embedded systems and solutions, including engineering, product prototyping, integration and other value-added services in the medical, telecommunications, industrial and digital editing markets.

Farnell

Avnet’s Farnell operating group supports primarily lower-volume customers that need electronic components quickly to develop, prototype and test their products. It distributes a comprehensive portfolio of kits, tools, electronic components and industrial automation components, as well as test and measurement products to both engineers and entrepreneurs. Farnell brings the latest products, services and development trends all together in element14, an industry-leading online community where engineers collaborate to solve one another’s design challenges. In element14, members get consolidated information on new technologies as well as access to experts and product specifications. Members can see what other engineers are working on, learn from online training and get the help they need to optimize their own designs.

Major Products

One of Avnet’s competitive strengths is the breadth and quality of the suppliers whose products it distributes. Texas Instruments products accounted for approximately 10% of the Company’s sales during fiscal 2019, and 11% of the Company’s sales during fiscal 2018 and 2017, and was the only supplier from which sales of its products exceeded 10% of consolidated sales. Listed in the table below are the major product categories and the Company’s approximate sales of each during the past three fiscal years. Certain prior year amounts have been reclassified between major product categories to conform to the fiscal 2019 classification. Other consists primarily of test and measurement as well as maintenance, repair and operations (MRO) products.

	Years Ended
	June 29,	June 30,	July 1,
	2019	2018	2017
	(Millions)
Semiconductors	$14,973.3	$14,890.9	$13,537.9
Interconnect, passive & electromechanical (IP&E)	3,516.0	3,227.0	2,736.1
Computers	533.1	461.9	504.2
Other	496.2	457.1	661.8
Sales	$19,518.6	$19,036.9	$17,440.0

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

A key competitive factor in the electronic component distribution industry is the need to carry a sufficient amount and selection of inventory to meet customers’ rapid delivery requirements. To minimize its exposure related to inventory on hand, the majority of the Company’s products are purchased pursuant to non-exclusive distributor agreements, which typically provide certain protections for product obsolescence and price erosion. These agreements are generally cancelable upon 30 to 180 days’ notice and, in most cases, provide for or require inventory return privileges upon cancellation. In fiscal 2017, certain suppliers terminated their distribution agreements with the Company, which did not result in any significant inventory write-downs as a result of such terminations. In addition, the Company enhances its competitive position by offering a variety of value-added services, which are tailored to individual customer specifications and business needs, such as point of use replenishment, testing, assembly, supply chain management and materials management.

A competitive advantage is the breadth of the Company’s supplier product line card. Because of the number of Avnet’s suppliers, many customers can simplify their procurement process and make all of their required purchases from Avnet, rather than purchasing from several different parties.

Seasonality

Historically, Avnet’s business and continuing operations has not been materially impacted by seasonality, with the exception of an impact on consolidated results from shifts in regional sales trends from Asia in the first half of a fiscal year to the Americas and EMEA regions in the second half of a fiscal year.

Number of Employees

At June 29, 2019, Avnet had approximately 15,500 employees compared to 15,400 employees at June 30, 2018, and 15,700 employees at July 1, 2017.

Available Information

The Company files its annual report on Form 10-K, quarterly reports on Form 10-Q, Current Reports on Form 8-K, proxy statements and other documents, including registration statements, with the U.S. Securities and Exchange Commission (“SEC”) under the Securities Exchange Act of 1934 or the Securities Act of 1933, as applicable. The Company’s SEC filings are available to the public on the SEC’s website at http://www.sec.gov and through The Nasdaq Global Select Market (“Nasdaq”), 165 Broadway, New York, New York 10006, on which the Company’s common stock is listed.

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

The corporate governance information on the Company’s website includes the Company’s Corporate Governance Guidelines, the Code of Conduct and the charters for each of the committees of its Board of Directors. In addition, amendments to these documents and waivers granted to directors and executive officers under the Code of Conduct, if any, will be posted in this area of the website. These documents can be accessed at http://www.avnet.com under the “Company — Investor Relations — Documents & Charters” caption. Printed versions can be obtained, free of charge, by writing to the Company at the address listed above in “Available Information.”

In addition, the Company’s filings with the SEC, as well as Section 16 filings made by any of the Company’s executive officers or directors with respect to the Company’s common stock, are available on the Company’s website (http://www.avnet.com under the “Company — Investor Relations — SEC Filings” caption) as soon as reasonably practicable after the filing is electronically filed with, or furnished to, the SEC.

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

The Company’s financial results, operations and prospects depend significantly on worldwide economic and geopolitical conditions, the demand for its products and services, and the financial condition of its customers and suppliers. Economic weakness and geopolitical uncertainty, including the uncertainty caused by the United Kingdom’s planned exit from the European Union commonly referred to as “Brexit,” have in the past resulted, and may result in the future, in decreased sales, margins and earnings. Economic weakness and geopolitical uncertainty may also lead the Company to impair assets, including goodwill, intangible assets and other long-lived assets, take restructuring actions and reduce expenses in response to decreased sales or margins. The Company may not be able to adequately adjust its cost structure in a timely fashion, which may adversely impact its profitability. Uncertainty about economic conditions may increase foreign currency volatility in markets in which the Company transacts business, which may negatively impact the Company’s results. Economic weakness and geopolitical uncertainty also make it more difficult for the Company to manage inventory levels and/or collect customer receivables, which may result in provisions to create reserves, write-offs, reduced access to liquidity and higher financing costs.

The Company is monitoring the Brexit negotiations and developing contingency plans, including changes to its logistics operations and shipment routes and preparing for changes in trade facilitation regulations. While the specific terms and impact of Brexit are not yet known, Brexit may adversely impact the United Kingdom and/or the European Union and therefore may have an adverse effect on the Company’s trade operations and financial results.

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

Changes in customer needs and consumption models may cause a decline in the Company’s billings, which would have a negative impact on the Company’s financial results. While the Company attempts to identify changes in market conditions as soon as possible, the dynamics of these industries make prediction of, and timely reaction to such changes difficult. Future downturns in the semiconductor and embedded solutions industries could adversely affect the Company’s operating results and negatively impact the Company’s ability to maintain its current profitability levels. In addition, the semiconductor industry has historically experienced periodic fluctuations in product supply and demand, often associated with changes in economic conditions, technology and manufacturing capacity. During fiscal years 2019, 2018, and 2017, sales of semiconductors represented approximately 77%, 78%, and 78% of the Company's consolidated sales, respectively, and the Company’s sales closely follow the strength or weakness of the semiconductor industry.

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

One of the Company’s competitive strengths is the breadth and quality of the suppliers whose products the Company distributes. However, billings of products and services from one of the Company’s suppliers, Texas Instruments (“TI”), accounted for approximately 10% of the Company’s consolidated billings in fiscal 2019. Management expects TI’s products and services to continue to account for roughly a similar percentage of the Company’s consolidated billings in fiscal 2020. The Company’s contracts with its suppliers vary in duration and are generally terminable by either party at will upon notice. To the extent any primary suppliers terminate or significantly reduce their volume of business with the Company in the future, because of a product shortage, an unwillingness to do business with the Company, changes in strategy or otherwise, the Company’s business and relationships with its customers could be negatively affected because its customers depend on the Company’s distribution of technology hardware and software from the industry’s leading suppliers. In addition, suppliers’ strategy shifts or performance issues may negatively affect the Company’s financial results. The competitive landscape has also experienced a consolidation among suppliers, which could negatively impact the Company’s profitability and customer base. Further, to the extent that any of the Company’s key suppliers modify the terms of their contracts including, without limitation, the terms regarding price protection, rights of return, rebates or other terms that protect or enhance the Company’s gross margins, it could negatively affect the Company’s results of operations, financial condition or liquidity.

The Company’s non-U.S. locations represent a significant portion of its sales and, consequently, the Company is exposed to risks associated with operating internationally that could adversely affect the Company’s operating results.

During fiscal 2019, 2018, and 2017 approximately 75%, 76% and 72%, respectively, of the Company’s sales came from its operations outside the United States. As a result of the Company’s international operations, in particular those in emerging and developing economies, the Company’s operations are subject to a variety of risks that are specific to international operations, including, but not limited to, the following:

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

•

adoption or expansion of trade restrictions, including technology transfer restrictions, specific company sanctions, new and higher duties, tariffs or surcharges, or other import/export controls, unilaterally or bilaterally;

•	complex and changing tax laws and regulations;
•	regulatory requirements and prohibitions that differ between jurisdictions;
•	economic and political instability (including the uncertainty caused by Brexit), terrorism and potential military conflicts or civilian unrest;
•	fluctuations in freight costs, limitations on shipping and receiving capacity, and other disruptions in the transportation and shipping infrastructure;
•	natural disasters and health concerns;
•	differing environmental regulations and employment practices and labor issues; and
•	the risk of non-compliance with local laws.

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

Recently, the U.S. government imposed new or higher tariffs on certain products imported into the U.S., and the Chinese government imposed new or higher tariffs on certain products imported into China, which have increased the costs of procuring certain products the Company purchases from its suppliers. The higher tariffs, along with any additional tariffs or trade restrictions that may be implemented by the U.S. or by other countries on U.S. goods in the future, may  result in further increased costs and other related expenses. While the Company intends to reflect such increased costs in its selling prices, such price increases may impact the Company’s sales and customer demand for certain products. In addition, increased operational expenses incurred in minimizing the number of products subject to the tariffs could adversely affect the operating profits for certain of its business units. Neither such U.S. tariffs nor any retaliatory tariffs imposed by other countries on U.S. goods have yet had a significant impact, but there can be no assurance that future actions or escalations that affect trade relations will not occur or will not materially affect the Company’s sales and results of operations. To the extent that Company sales or profitability are negatively affected by any such tariffs or other trade actions, the Company’s business and results of operations may be materially adversely affected.

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

The Company’s information technology may be subject to cyber-attacks, security breaches or computer hacking. Experienced computer programmers and hackers may be able to penetrate the Company’s security controls and misappropriate or compromise sensitive personal, proprietary or confidential information, create system disruptions or cause shutdowns. They also may be able to develop and deploy malicious software programs that attack the Company’s systems or otherwise exploit any security vulnerabilities. The Company’s systems and the data stored on those systems may also be vulnerable to security incidents or security attacks, acts of vandalism or theft, coordinated attacks by activist entities, misplaced or lost data, human errors, or other similar events that could negatively affect the Company’s systems and its data, as well as the data of the Company’s business partners. Further, outside parties may attempt to fraudulently induce employees, customers or suppliers to disclose sensitive information in order to gain access to the Company’s data and information technology systems, otherwise known as phishing. Lastly, third parties, such as hosted solution providers, that provide services to the Company, could also be a source of security risk in the event of a failure of their own security systems and infrastructure.

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

The Company may need to satisfy its cash needs through external financing. However, external financing may not be available on acceptable terms or at all. As of June 29, 2019, Avnet had total debt outstanding of approximately $1.72 billion under various notes, secured borrowings and committed and uncommitted lines of credit with financial institutions. The Company needs cash to make interest payments on, and to repay, this indebtedness and for general corporate purposes, such as funding its ongoing working capital and capital expenditure needs. Under the terms of any external financing, the Company may incur higher than expected financing expenses and become subject to additional restrictions and covenants. Any material increase in the Company’s financing costs could have an adverse effect on its profitability.

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

From time to time, the Company may become involved in legal proceedings, including government investigations, that arise out of the ordinary conduct of the Company’s business, including matters involving intellectual property rights, commercial matters, merger-related matters, product liability and other actions. The Company may be obligated to indemnify and defend its customers if the products or services the Company sells are alleged to infringe any third party’s intellectual property rights. While the Company may be able to seek indemnification from its suppliers for itself and its customers against such claims, there is no assurance that it will be successful in realizing such indemnification or that the Company will be fully protected against such claims. However, the Company is exposed to potential liability for technology and products that it develops for which it has no indemnification protections. If an infringement claim against the Company is successful, the Company may be required to pay damages or seek royalty or license arrangements, which may not be available on commercially reasonable terms. The Company may have to stop selling certain products or services, which could affect its ability to compete effectively. In addition, the Company’s expanding business activities may include the assembly or manufacture of electronic component products and systems. Product defects, whether caused by a design, assembly, manufacture or component failure or error, or manufacturing processes not in compliance with applicable statutory and regulatory requirements may result in product liability claims, product recalls, fines and penalties. Product liability risks could be particularly significant with respect to aerospace, automotive and medical applications because of the risk of serious harm to users of such products. Legal proceedings could result in substantial costs and diversion of management’s efforts and other resources and could have an adverse effect on the Company’s operations and business reputation.

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

Item 1B. Unresolved Staff Comments

Not applicable.

Item 2. Properties

The Company owns and leases approximately 2.1 million and 4.9 million square feet of space, respectively, of which approximately 26% is located in the United States. The following table summarizes certain of the Company’s key facilities:

	Approximate	Leased
	Square	or
Location	Footage	Owned	Primary Use
Chandler, Arizona	400,000	Owned	EC warehousing and value-added operations
Tongeren, Belgium	390,000	Owned	EC warehousing and value-added operations
Leeds, United Kingdom	330,000	Owned	Current Farnell warehousing and value-added operations
Leeds, United Kingdom	360,000	Leased	Future Farnell warehousing and value-added operations
Poing, Germany	300,000	Owned	EC warehousing and value-added operations
Chandler, Arizona	150,000	Leased	EC warehousing, integration and value-added operations
Gaffney, South Carolina	220,000	Owned	Farnell warehousing
Hong Kong, China	210,000	Leased	EC warehousing
Phoenix, Arizona	180,000	Leased	Corporate and EC Americas headquarters

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

PART II

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Market Information

The Company’s common stock is listed on the Nasdaq Global Select Market under the symbol AVT since May 2018 and was traded on the New York Stock Exchange prior to that date.

Dividends

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

Record Holders

As of July 26, 2019, there were 1,738 registered holders of record of Avnet’s common stock.

Stock Performance Graphs and Cumulative Total Returns

The graph below matches the cumulative 5-year total return of holders of Avnet’s common stock with the cumulative total returns of the Nasdaq Composite index and a customized peer group of seven companies that includes: Agilysys Inc., Anixter International Inc., Arrow Electronics Inc., Insight Enterprises Inc., Scansource Inc., Synnex Corp and Tech Data Corp. The graph assumes that the value of the investment in Avnet’s common stock, in each index, and in the peer group (including reinvestment of dividends) was $100 on 6/28/2014 and tracks it through 6/29/2019.

COMPARISON OF 5 YEAR CUMULATIVE TOTAL RETURN*

Among Avnet, Inc., the NASDAQ Composite Index, and Peer Group

$250
$200
$150
$100
$50
$0
6/28/14
6/27/15
7/2/16
7/1/17
6/30/18
6/29/19
Avnet, Inc.
NASDAQ Composite
Peer Group

*$100 invested on 6/28/14 in stock or 6/30/14 in index, including reinvestment of dividends. Indexes calculated on month-end basis.

	6/28/2014	6/27/2015	7/2/2016	7/1/2017	6/30/2018	6/29/2019
Avnet, Inc.	$100	$97.69	$94.98	$93.24	$104.75	$112.60
Nasdaq Composite	100	114.44	112.51	144.35	178.42	192.30
Peer Group	100	92.18	97.84	129.12	117.09	122.06

The stock price performance included in this graph is not necessarily indicative of future stock price performance.

Issuer Purchases of Equity Securities

In August 2018, the Company’s Board of Directors amended the Company’s existing share repurchase program to authorize the repurchase of up to $2.45 billion of common stock in the open market or through privately negotiated transactions. The timing and actual number of shares repurchased will depend on a variety of factors such as share price, corporate and regulatory requirements, and prevailing market conditions. The following table includes the Company’s monthly purchases of Avnet’s common stock during the fourth fiscal quarter ended June 29, 2019, under the share repurchase program, which is part of a publicly announced plan:

			Total Number of	Approximate Dollar
	Total	Average	Shares Purchased	Value of Shares That
	Number	Price	as Part of Publicly	May Yet Be
	of Shares	Paid per	Announced Plans	Purchased under the
Period	Purchased	Share	or Programs	Plans or Programs
April 1 – April 26	571,322	$46.16	571,322	$296,530,000
April 29 – May 24	901,400	$43.90	901,400	$256,955,000
May 27 – June 28	1,199,579	$42.95	1,199,579	$205,429,000

Item 6. Selected Financial Data

The following selected financial data has been derived from the Company’s consolidated financial statements. The data set forth below should be read in conjunction with Management’s Discussion and Analysis of Financial Condition and Results of Operations and the consolidated financial statements and notes thereto.

	Years Ended
	June 29,	June 30,	July 1,	July 2,	June 27,
	2019	2018	2017	2016	2015
	(Millions, except for per share and ratio data)
Consolidated Statements of Operations: (a)
Sales	$19,518.6	$19,036.9	$17,440.0	$16,740.6	$17,655.3
Gross profit	2,486.1	2,527.2	2,369.4	2,077.9	2,210.1
Operating income (b)(c)(d)	365.9	209.2	443.7	565.1	646.1
Income tax expense	62.2	288.0	47.1	87.1	86.1
Income (loss) from continuing operations	180.1	(142.9)	263.4	390.9	485.4
Income (loss) from discontinued operations	(3.8)	(13.5)	261.9	115.6	86.5
Net income (loss) (e)	176.3	(156.4)	525.3	506.5	571.9
Per Share:
Earnings - diluted:
Earnings (loss) from continuing operations	$1.63	$(1.19)	$2.05	$2.93	$3.50
Earnings (loss) from discontinued operations	(0.04)	(0.11)	2.03	0.87	0.62
Earnings (loss) per share - diluted	$1.59	$(1.30)	$4.08	$3.80	$4.12
Cash dividends per share	$0.80	$0.74	$0.70	$0.68	$0.64
Weighted-average shares outstanding - diluted	110,798	119,909	128,651	133,173	138,791
Consolidated Balance Sheets:
Working capital (f)	$4,297.8	$4,641.1	$5,080.0	$4,061.5	$4,312.6
Total assets	8,564.6	9,596.8	9,699.6	11,239.8	10,800.0
Long-term debt	1,419.9	1,489.2	1,729.2	1,339.2	1,646.5
Shareholders’ equity	4,140.5	4,685.1	5,182.1	4,691.3	4,685.0
Ratios:
Operating income as a percentage of sales	1.9%	1.1%	2.5%	3.4%	3.7%
Net income (loss) as a percentage of sales	0.9%	(0.8)%	3.0%	3.0%	3.2%
Quick ratio	1.4:1	1.4:1	1.8:1	0.8:1	0.9:1
Current ratio	2.7:1	2.6:1	3.1:1	1.8:1	2.0:1
Total debt to capital ratio	29.4%	26.1%	25.6%	34.7%	29.7%

(a)	In February 2017, the Company completed the sale of its TS business and as such, the results of that business are classified as discontinued operations in all periods presented.
(b)

The summary consolidated financial data for fiscal 2018 and prior has been retrospectively restated to reflect the Company’s adoption of Accounting Standards Update No. 2017-07, Compensation - Retirement Benefits (Topic 715)- Improving the Presentation of Net Periodic Cost and Net Periodic Postretirement Benefit Cost ("ASU No. 2017-07").

(c)

All fiscal years presented include restructuring, integration and other expenses from continuing operations, which totaled $108.1 million in fiscal 2019, $145.1 million in fiscal 2018, $137.4 million in fiscal 2017, $44.8 million in fiscal 2016, and $41.8 million in fiscal 2015.

(d)

All fiscal years presented include amortization of acquired intangible assets and other, which totaled $84.3 million in 2019, $91.9 million in fiscal 2018, $54.5 million in fiscal 2017, $9.8 million in fiscal 2016, and $18.1 million in fiscal 2015.

(e)

Certain fiscal years presented were impacted by expense or income amounts that impact the comparability between years including a goodwill impairment expense of $137.4 million in fiscal 2019, a goodwill impairment expense of $181.4 million and a one-time mandatory deemed repatriation tax expense of $230.0 million in fiscal 2018, and a gain on disposal of the TS business of $222.4 million after tax in fiscal 2017.

(f)

This calculation of working capital is defined as current assets less current liabilities. See the “Liquidity” section contained in Item 7 of this Annual Report on Form 10-K for further discussion on liquidity.

Summary of quarterly results:

	First	Second	Third	Fourth	Fiscal
	Quarter	Quarter	Quarter	Quarter	Year(a)
	(Millions, except per share amounts)
2019(b)
Sales	$5,089.9	$5,049.0	$4,698.8	$4,680.9	$19,518.6
Gross profit	636.8	630.0	624.2	595.1	2,486.1
Net income (loss)	83.7	36.4	88.0	(31.8)	176.3
Diluted earnings (loss) per share	0.72	0.33	0.81	(0.30)	1.59
2018(c)
Sales	$4,660.9	$4,521.6	$4,795.1	$5,059.2	$19,036.9
Gross profit	612.6	602.5	653.5	658.6	2,527.2
Net income (loss)	58.3	46.7	(320.1)	58.6	(156.4)
Diluted earnings (loss) per share	0.47	0.39	(2.68)	0.50	(1.30)

(a)	Quarters may not total to the fiscal year due to rounding and differences in diluted share count.
(b)

First quarter of fiscal 2019 net income was impacted by restructuring, integration and other expenses of $11.5 million after tax, and a discrete income tax expense of $8.2 million. Second quarter results were impacted by restructuring, integration and other expenses of $46.6 million after tax and a discrete income tax expense of $16.7 million. Third quarter results were impacted by restructuring, integration and other expenses of $2.6 million after tax and a discrete income tax expense of $4.1 million. Fourth quarter results were impacted by restructuring, integration and other expenses of $20.7 million after tax, a goodwill impairment of $118.8 million after tax and a discrete income tax benefit of $20.9 million.

(c)

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

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations

For an understanding of Avnet and the significant factors that influenced the Company’s performance during the past three fiscal years, the following discussion should be read in conjunction with the description of the business appearing in Item 1 of this Report and the consolidated financial statements, including the related notes and schedule, and other information appearing in Item 15 of this Report. The Company operates on a “52/53 week” fiscal year. Fiscal years 2019, 2018 and 2017 all contain 52 weeks.

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

The reconciliation of operating income to adjusted operating income is presented in the following table:

	Years Ended
	June 29,	June 30,	July 1,
	2019	2018	2017
	(Thousands)
Operating income	$365,911	$209,218	$443,697
Restructuring, integration and other expenses	108,144	145,125	137,415
Goodwill impairment expense	137,396	181,440	—
Amortization of acquired intangible assets and other	84,257	91,923	54,526
Adjusted operating income	$695,708	$627,706	$635,638

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

Results of Operations

Executive Summary

Sales for fiscal 2019 were $19.52 billion, an increase of 2.5% from fiscal 2018 sales of $19.04 billion. Sales in constant currency increased by 4.4% year over year. EC sales in fiscal 2019 of $18.06 billion increased $516.9 million or 2.9% over the prior year and sales in constant currency increased 4.8% year over year. This increase in sales was primarily related to growth in the Americas, EMEA and Asia regions of 3.1%, 4.7% and 5.7%, respectively. Farnell sales of $1.46 billion decreased 2.3% and sales in constant currency remained flat year over year.

Gross profit margin of 12.7% decreased 54 basis points from fiscal 2018. The year-over-year decline was primarily due to industry specific and macroeconomic conditions as both operating groups experienced gross margin declines in the EMEA and Asia regions, partially offset by increases in the Americas.

Operating income was $365.9 million in fiscal 2019, representing a 74.9% increase compared with fiscal 2018 operating income of $209.2 million. Operating income margin was 1.9% in fiscal 2019 as compared with 1.1% in fiscal 2018. Both years included goodwill impairment expense, amortization of acquired intangibles, and restructuring, integration and other expenses. Excluding these amounts from both years, adjusted operating income was $695.7 million, or 3.6% of sales, in fiscal 2019 representing a $68.0 million and 27 basis point increase as compared with $627.7 million, or 3.3% of sales, in fiscal 2018. The improvement in operating income margin was primarily the result of effective cost management, including the impact of cost reduction actions taken during fiscal 2018 for which the full benefit was realized during fiscal 2019.

Sales

Three-Year Analysis of Sales: By Operating Group and Geography

The table below provides a year-over-year summary of sales for the Company and its operating groups.

	Years Ended						Percent Change
	June 29,	% of	June 30,	% of	July 1,	% of	2019 to	2018 to
	2019	Total	2018	Total	2017	Total	2018	2017
	(Dollars in millions)
Sales by Operating Group:
EC	$18,060.3	92.5%	$17,543.6	92.2%	$16,474.1	94.5%	3.0%	6.5%
Farnell (acquired Q2 fiscal 2017)	1,458.3	7.5	1,493.3	7.8	965.9	5.5	(2.4)	54.6
	$19,518.6		$19,036.9		$17,440.0

Sales by Geographic Region:
Americas	$5,135.8	26.3%	$5,011.4	26.3%	$5,163.9	29.6%	2.5%	(3.0)%
EMEA	6,762.9	34.6	6,790.9	35.7	5,912.9	33.9	(0.4)	14.8
Asia/Pacific	7,619.9	39.0	7,234.6	38.0	6,363.2	36.5	5.3	13.7
Total Avnet	$19,518.6		$19,036.9		$17,440.0

Fiscal 2019 Comparison to Fiscal 2018

The table below provides a comparison of reported and organic sales for fiscal 2019 to fiscal 2018 sales to allow readers to better assess and understand the Company’s sales performance by operating group on a more comparable basis.

				As Reported
	Sales	Sales	As Reported	and Organic
	as Reported	as Reported	and	Year-Year %
	and Organic	and Organic	Organic	Change in
	Fiscal	Fiscal	Year-Year	Constant
	2019(1)	2018	% Change	Currency
	(Dollars in millions)
Avnet	$19,518.6	$19,036.9	2.5%	4.4%
Avnet by region
Americas	$5,135.8	$5,011.4	2.5%	2.5%
EMEA	6,762.9	6,790.9	(0.4)	4.2
Asia	7,619.9	7,234.6	5.3	5.8
Avnet by segment
EC	$18,060.3	$17,543.6	3.0%	4.8%
Farnell	1,458.3	1,493.3	(2.4)	0.5

(1)	Sales from the acquisition of Softweb were not material.

Avnet’s sales for fiscal 2019 were $19.52 billion, an increase of $481.7 million, or 2.5%, from fiscal 2018 sales of $19.04 billion. Sales in constant currency increased 4.4% year over year with both operating groups in all three regions contributing to the increase.

EC sales in fiscal 2019 were $18.06 billion, representing a 2.9% increase over fiscal 2018 sales. Sales in constant currency increased 4.8% year over year and all three regions contributed to sales growth of 3.1%, 4.7%, and 5.7% in the Americas, EMEA and Asia, respectively. From a sales by product perspective, sales of IP&E products grew faster than semiconductors.

Farnell sales in fiscal 2019 were $1.46 billion, a decrease of 2.3% over fiscal 2018 sales. Excluding the impact of foreign currency translation, Farnell sales in constant currency in fiscal 2019 were flat compared to fiscal 2018. Increases in the first half of fiscal 2019 were offset by declines in the second half of fiscal 2019 as uncertainties related to industry specific and macroeconomic conditions including the United Kingdom’s exit from the European Union (Brexit) impacted demand. Sales in the United Kingdom represented approximately 24% and 25% of Farnell’s sales in fiscal 2019 and 2018, respectively.

Fiscal 2018 Comparison to Fiscal 2017

The Company acquired Farnell in fiscal 2017. The table below provides the comparison of reported and organic fiscal 2018 sales to fiscal 2017 sales to allow readers to better assess and understand the Company’s sales performance.

						Organic
	Sales					Sales
	as Reported	Sales		Organic	Organic	Year-Year %
	and Organic	as Reported		Sales	Sales	Change in
	Fiscal	Fiscal		Fiscal	Year-Year	Constant
	2018	2017	Acquisitions(1)	2017	% Change	Currency
	(Dollars in millions)
Avnet	$19,036.9	$17,440.0	$378.3	$17,818.3	6.8%	3.6%
Avnet by region
Americas	$5,011.4	$5,163.9	$154.4	$5,318.3	(5.8)%	(5.8)%
EMEA	6,790.9	5,912.9	178.9	6,091.8	11.5	2.5
Asia	7,234.6	6,363.2	45.0	6,408.2	12.9	12.7
Avnet by segment
EC	$17,543.6	$16,474.1	$—	$16,474.1	6.5%	3.4%
Farnell	1,493.3	965.9	378.3	1,344.2	11.1	6.5

(1)	Includes Farnell acquired on October 17, 2016, which has operations in each Avnet region

Sales for fiscal 2018 were $19.04 billion, an increase of 9.2%, or $1.60 billion, from fiscal 2017 sales of $17.44 billion. The sales growth was primarily driven by the acquisition of Farnell and the impact of changes in foreign currency exchange rates as approximately $575 million of the increase in sales was attributable to the translation impact of changes in foreign currency exchange rates, primarily in EMEA.  These increases in sales were partially offset by the impact of supplier channel and program changes, which occurred during fiscal 2017 into the first half of fiscal 2018.  Organic sales in constant currency increased 3.6% year over year with both operating groups contributing to the increase.

Gross Profit and Gross Profit Margins

Gross profit in fiscal 2019 was $2.49 billion, a decrease of $41.1 million, or 1.6%, compared to fiscal 2018 and increased 1.0% in constant currency. Gross profit margin of 12.7% in fiscal 2019 decreased 54 basis points from the prior year primarily due to industry specific and macroeconomic conditions as well as a higher mix of sales from Asia in EC. EC sales in the Asia region represented 41% of sales in fiscal 2019 versus 40% in fiscal 2018.

Gross profit in fiscal 2018 was $2.53 billion, an increase of $157.7 million, or 6.7%, compared to fiscal 2017. This increase was due to the acquisition of Farnell and the impact of changes in foreign currency exchange rates, partially offset by declines from supplier channel and program changes. Gross profit margin of 13.3% in fiscal 2018 decreased 31 basis points from the prior year primarily due to supplier channel and program changes and due to a higher mix of sales coming from the lower gross profit margin EC Asia region, partially offset by fiscal 2018 including a full fiscal year of Farnell sales.

Selling, General and Administrative Expenses

Selling, general and administrative expenses (“SG&A expenses”) in fiscal 2019 were $1.87 billion, a decrease of $116.8 million, or 5.9%, compared to fiscal 2018. Metrics that management monitors with respect to its operating expenses are SG&A expenses as a percentage of sales and as a percentage of gross profit. In fiscal 2019, SG&A expenses as a percentage of sales were 9.6% and as a percentage of gross profit were 75.4%, as compared with 10.5% and 78.8%, respectively, in fiscal 2018. The year-over-year decrease in SG&A expenses was primarily due to the reduction of expenses resulting from management’s cost optimization and restructuring programs, the impact of changes in foreign currency translation year over year and due to lower Corporate costs, partially offset by an increase as a result of sales volume growth.

 SG&A expenses were $1.99 billion in fiscal 2018,  an increase of $203.1 million, or 11.4%, compared to fiscal 2017. The year-over-year increase in SG&A expenses was primarily due to the acquisition of Farnell in October of fiscal 2017 and the impact of changes in foreign currency exchange rates, partially offset by restructuring and integration actions taken in fiscal 2018. In fiscal 2018, SG&A expenses as a percentage of sales were 10.5% and as a percentage of gross profit were 78.8%, as compared with 10.3% and 75.5%, respectively, in fiscal 2017.  The increase in SG&A expenses as a percentage of gross profit is due primarily to the decline in gross profit margin year over year.

Goodwill Impairment Expenses

During the fourth quarter of fiscal 2019, the Company recorded $137.4 million of goodwill impairment expense in the EC operating group related to reporting businesses in the Americas and Asia. In Fiscal 2018, the Company recorded $181.4 million of goodwill impairment expense in the EC operating group related to a business in the Americas.

See Note 7, “Goodwill and intangible assets” to the Company’s consolidated financial statements included in Item 15 of this Annual Report on Form 10-K for additional information related to goodwill impairment expenses.

Restructuring, Integration and Other Expenses

As a result of management’s focus on improving operating efficiencies and further integrating the acquisition of Farnell, the Company has incurred certain restructuring costs. These costs also related to the continued transformation of the Company’s information technology, distribution center footprint and business operations including the re-prioritization of its information technology initiatives and resources. In addition, the Company incurred integration, accelerated depreciation and other costs. Integration costs are primarily related to the integration of acquired businesses including Farnell, the integration of certain regional and global businesses including Avnet after the sale of the TS business, and incremental costs incurred as part of the consolidation, relocation, sale and closure of warehouse and office facilities. Accelerated depreciation relates to the incremental depreciation expense incurred related to the shortening of the estimated useful life for certain information technology assets. Other costs consist primarily of any other miscellaneous costs that relate to restructuring, integration and other expenses including acquisition related costs and a gain on the sale of real estate.

The Company recorded $95.5 million for restructuring costs in fiscal 2019, and expects to realize approximately $50.0 million in incremental annualized operating costs savings as a result of such restructuring actions. Restructuring expenses consisted of $35.8 million for severance, $5.0 million for facility exit costs, and $54.7 million for non-cash asset impairments expense primarily related to information technology software.  The Company also incurred integration costs of $13.9 million, accelerated depreciation of $11.3 million, and other costs of $3.9 million. These costs were partially offset by a gain on the sale of real estate of $15.5 million and a reversal of $1.0 million for changes in estimates for costs associated with prior year restructuring actions. The after tax impact of restructuring, integration and other expenses were $81.4 million and $0.74 per share on a diluted basis.

During fiscal 2018, the Company took certain actions in an effort to reduce future operating expenses in response to current market and Company specific conditions. These actions included restructuring and integration actions related to the acquisition of Farnell and the integration of certain regional and global businesses after the TS business divestiture.

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

During fiscal 2018, the Company recorded restructuring, integration and other expenses of $145.1 million. The Company recorded $60.6 million for restructuring costs in fiscal 2018, and expects to realize approximately $84.3 million in incremental annualized operating costs savings as a result of such restructuring actions. Restructuring expenses consisted of $56.8 million for severance, $1.0 million for facility exit costs, $2.6 million for asset impairments, and $0.2 million for other restructuring expenses. Integration, accelerated depreciation and other costs were $20.9 million, $52.9 million and $12.0 million, respectively. The Company also recorded a net benefit of $1.3 million for changes in estimates for restructuring liabilities established in prior fiscal years. The after tax impact of restructuring, integration and other expenses were $103.7 million and $0.86 per share on a diluted basis.

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

Operating Income

During fiscal 2019, the Company had operating income of $365.9 million, representing a 74.9% increase as compared with fiscal 2018 operating income of $209.2 million. The year over year increase in operating income was primarily driven by the reduction in operating expenses and from the increase in sales as compared to fiscal 2018, partially offset by the decline in gross profit margin. Operating income margin was 1.9% in fiscal 2019 compared to 1.1% in fiscal 2018. Both years included goodwill impairment expense, amortization of acquired intangibles, and restructuring, integration and other expenses. Excluding these amounts, adjusted operating income was $695.7 million, or 3.6% of sales, in fiscal 2019 as compared with $627.7 million, or 3.3% of sales, in fiscal 2018. The improvement in operating income margin was primarily the result of effective cost management, including the impact of cost reduction actions taken during fiscal 2018 for which the full benefit was realized during fiscal 2019.

During fiscal 2018, the Company had operating income of $209.2 million, representing a 52.8% decrease as compared with fiscal 2017 operating income of $443.7 million. The year over year decrease in operating income was primarily driven by goodwill impairment expense, partially offset by improvements at Farnell. Operating income margin was 1.1% in fiscal 2018 compared to 2.5% in fiscal 2017. Both years included restructuring, integration and other expenses and the amortization of acquired intangible assets. Fiscal 2018 also includes goodwill impairment expense.  Excluding these amounts from both years, adjusted operating income was $627.7 million, or 3.3% of sales, in fiscal 2018 as compared with $635.6 million, or 3.6% of sales, in fiscal 2017.

Interest and Other Financing Expenses, Net

Interest and other financing expenses for fiscal 2019 was $134.9 million, an increase of $42.1 million, or 45.4%, compared with interest and other financing expenses of $92.7 million in fiscal 2018. The increase in interest and other financing expenses in fiscal 2019 compared to fiscal 2018 was primarily related to increased expenses in foreign regions to finance working capital needs including increases in average debt outstanding and from lower interest income from investments in cash equivalents between the fiscal years.

Interest and other financing expenses for fiscal 2018 was $92.7 million, a decrease of $6.8 million, or 6.9%, compared with fiscal 2017. The decrease in interest and other financing expenses in fiscal 2018 compared to fiscal 2017 was primarily related to the impact of the Company’s repayment of its outstanding term loans and borrowings on its revolving credit facilities in the second half of fiscal 2017, which were used to help fund the Farnell acquisition.

Other Income (Expense), net

In fiscal 2019, the Company had $11.2 million of other income as compared with $28.6 million of other income in fiscal 2018. In fiscal 2019, the Company had other income related to the non-service components of the Company’s periodic pension costs of $24.1 million, partially offset by foreign currency losses of $11.8 million and other miscellaneous expense of $1.1 million. In fiscal 2018, the Company had other income related to the non-service components of the Company’s periodic pension costs of $21.3 million and $7.3 million of foreign currency gains primarily related to the strengthening of both the Euro and British Pound compared to the U.S. Dollar during fiscal 2018 compared to fiscal 2017.

In fiscal 2017, the Company had $33.7 million of other expenses related to the non-service components periodic pension expenses, expenses related to foreign currency hedging and other costs associated with the Company’s acquisition of Farnell.

Income Tax Expense

Avnet’s effective tax rate on its income from continuing operations before income taxes was 25.7% in fiscal 2019 as compared with an effective tax rate of 198.5% in fiscal 2018. The fiscal 2019 effective tax rate is lower than the fiscal 2018 effective tax rate due primarily to the reduction in (i) the transition tax expense recorded under the requirements of the Act, and (ii) goodwill impairment.

Avnet’s effective tax rate on its income from continuing operations before income taxes was 198.5% in fiscal 2018 as compared with an effective tax rate of 15.2% in fiscal 2017. The fiscal 2018 effective tax rate is higher than the fiscal 2017 effective tax rate due primarily to (i) the provisional transition tax expense recorded under the requirements of the Act in fiscal 2018 and (ii) the goodwill impairment in fiscal 2018, which was not tax deductible, partially offset primarily by the mix of income in lower tax jurisdictions.

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

Income (Loss) from Discontinued Operations

Loss from discontinued operations was $3.8 million in fiscal 2019 compared to $13.5 million of loss from discontinued operations in fiscal 2018.

Loss from discontinued operations was $13.5 million in fiscal 2018 compared to $261.9 million of income from discontinued operations in fiscal 2017. The fiscal 2018 loss was primarily a result of settlement losses associated with the Company’s pension plan due to former TS business employees requesting and receiving distributions from the Company’s pension plan during fiscal 2018. The income from discontinued operations in fiscal 2017 was primarily the result of the recognition of the gain on sale and to a lesser extent the operating profits of the TS business in fiscal 2017 prior to the closing of the sale at the end of February 2017.

See Note 3, “Discontinued operations” to the Company’s consolidated financial statements included in Item 15 of this Annual Report on Form 10-K for additional information and detail on the financial results of discontinued operations.

Net Income (Loss)

As a result of the factors described in the preceding sections of this MD&A, the Company’s net income in fiscal 2019 was $176.3 million, or $1.59 of earnings per share on a diluted basis, compared with net loss of $156.4 million, or $1.30 of loss per share on a diluted basis, in fiscal 2018 and net income of $525.3 million, or $4.08 of earnings per share on a diluted basis, in fiscal 2017.

Liquidity and Capital Resources

Cash Flows

Cash Flows from Operating Activities

The Company generated $591.1 million of cash from its operating activities in fiscal 2019 as compared to $253.5 million in fiscal 2018. These operating cash flows from continuing operations are comprised of: (i) cash flows generated from net income from continuing operations, adjusted for the impact of non-cash and other items, which includes depreciation and amortization expense, impairment expense, deferred income taxes, stock-based compensation expense and other non-cash items (including provisions for doubtful accounts and net periodic pension costs), and (ii) cash flows used for, or generated from, working capital and other, excluding cash and cash equivalents. Cash used for working capital and other was $4.6 million during fiscal 2019, including decreases in accounts receivable of $465.0 million and inventories of $81.9 million offset by decreases in accounts payable of $377.9 million and accrued expenses and other of $173.7 million.

During fiscal 2018,  the Company generated $253.5 million of cash from its operating activities as compared to $221.0 million in fiscal 2017. Cash used for working capital and other was $6.2 million during fiscal 2018, including increases in accounts receivable of $296.2 million and inventories of $308.7 million. The Company utilized cash to invest in inventory levels primarily as a result of a strong book to bill and lengthening product lead times. The increase in cash used for inventories and accounts receivable was partially offset by increases in accounts payable of $409.6 million and accrued expenses and other of $189.1 million.

In fiscal 2019, the Company used $56.3 million of cash from discontinued operations operating activities and $589.7 million in fiscal 2017 related to income taxes paid on the gain from the sale of the TS business in fiscal 2019.

Cash Flows from Financing Activities

During fiscal 2019, the Company received net proceeds of $122.3 million under the accounts receivable securitization program and repaid $61.7 million under the Credit Facility. During fiscal 2019, the Company paid dividends on common stock of $87.2 million and repurchased $568.7 million of common stock. Additionally, included in other, net is approximately $20.2 million of cash received from the exercises of stock options.

During fiscal 2018, the Company made net repayments of $37.0 million under the Company’s accounts receivable securitization program and $98.0 million from borrowings of various bank credit facilities. During fiscal 2018, the Company received net proceeds of $8.9 million under the Company’s Credit Facility. In addition, during fiscal 2018, the Company paid dividends on common stock of $88.3 million and repurchased $323.5 million of common stock under the Company’s share repurchase program.

During fiscal 2017, the Company received net proceeds of $296.4 million as a result of the issuance of $300.0 million of 3.75% Notes due December 2021. Additionally, the Company received net proceeds of $530.8 million under a term loan and $27.9 million from borrowings of bank credit facilities and other debt. During fiscal 2017, the Company repaid $530.8 million of notes and acquired debt, $511.4 million from borrowings under a term loan, $50.0 million under the Company’s Credit Facility and made net repayments of $588.0 million under the Company’s accounts receivable securitization program. In addition, during fiscal 2017, the Company used $88.7 million and $275.9 million of cash to pay dividends on common stock and to repurchase common stock under the Company’s share repurchase program, respectively.

Cash Flows from Investing Activities

During fiscal 2019, the Company used $122.7 million for capital expenditures primarily related to warehouse and facilities, computer hardware and software purchases and information technology system development costs. The Company used $56.4 million of cash for acquisitions, which is net of the cash acquired. Additionally, included in other, net is $41.7 million of cash received from the sale of real estate in EMEA and Farnell in fiscal 2019. During fiscal 2019, the Company received  $123.5 million of cash from investing activities of discontinued operations from the sale of the TS business.

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

The Company has various lines of credit and other forms of bank debt in the U.S. and various foreign locations to fund the short-term working capital, foreign exchange, overdraft and letter of credit needs of its wholly owned subsidiaries. Avnet generally guarantees its subsidiaries’ obligations under such debt facilities. Outstanding borrowings under such forms of debt at the end of fiscal 2019 was $0.9 million.

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

See Note 8, “Debt” to the Company’s consolidated financial statements included in Item 15 of this Annual Report on Form 10-K for additional information on financing transactions including the Credit Facility, the Program and the outstanding Notes as of June 29, 2019.

Covenants and Conditions

The Program requires the Company to maintain certain minimum interest coverage and leverage ratios in order to continue utilizing the Program. The Program also contains certain covenants relating to the quality of the receivables sold. If these conditions are not met, the Company may not be able to borrow any additional funds and the financial institutions may consider this an amortization event, as defined in the Program agreements, which would permit the financial institutions to liquidate the accounts receivables sold to cover any outstanding borrowings. Circumstances that could affect the Company’s ability to meet the required covenants and conditions of the Program include the Company’s ongoing profitability and various other economic, market and industry factors. Management does not believe that the covenants under the Program limit the Company’s ability to pursue its intended business strategy or its future financing needs. The Company was in compliance with all covenants of the Program as of June 29, 2019.

The Credit Facility contains certain covenants with various limitations on debt incurrence, share repurchases, dividends, investments and capital expenditures and also includes financial covenants requiring the Company to maintain minimum interest coverage and leverage ratios. Management does not believe that the covenants in the Credit Facility limit the Company’s ability to pursue its intended business strategy or its future financing needs. The Company was in compliance with all covenants of the Credit Facility as of June 29, 2019.

See Liquidity below for further discussion of the Company’s availability under these various facilities.

Liquidity

The Company had cash and cash equivalents of $546.1 million as of June 29, 2019, of which $476.6 million was held outside the United States. As of June 30, 2018, the Company had cash and cash equivalents of $621.1 million, of which $545.3 million was held outside of the United States.

As of June 29, 2019, there were $1.1 million in borrowings outstanding, $4.0 million in letters of credit issued under the Credit Facility and $227.3 million outstanding under the Securitization Program. During fiscal 2019, the Company had an average daily balance outstanding under the Credit Facility of approximately $68.7 million and $314.9 million under the Securitization Program. During fiscal 2018, the Company had an average daily balance outstanding under the Credit Facility of approximately $10.9 million and $206.0 million under the Securitization Program. The Company expects to renew or replace the Securitization Program on similar terms, subject to market conditions, before its maturity in August 2020. The Company expects to redeem the $300.0 million of Notes due June 2020 either through the issuance of new notes or from available borrowing capacity under the Credit Facility. As of June 29, 2019, the combined availability under the Credit Facility and the Program was $1.52 billion.

During periods of weakening demand in the electronic components industry, the Company typically generates cash from operating activities. Conversely, the Company is more likely to use operating cash flows for working capital requirements during periods of higher growth. During fiscal 2019, the Company generated $591.1 million from operating activities from continuing operations.

Liquidity is subject to many factors, such as normal business operations as well as general economic, financial, competitive, legislative, and regulatory factors that are beyond the Company’s control. To the extent the cash balances held in foreign locations cannot be remitted back to the U.S. in a tax efficient manner, those cash balances are generally used for ongoing working capital, capital expenditure needs and to support acquisitions.  In addition, local government regulations may restrict the Company’s ability to move funds among various locations under certain circumstances. Management does not believe such restrictions would limit the Company’s ability to pursue its intended business strategy. Management believes that Avnet’s available borrowing capacity including capacity for the non-recourse sale of accounts receivable and the Company’s expected ability to generate operating cash flows in the future will be sufficient to meet its future liquidity needs. The Company also may issue debt or equity securities in the future and management believes the Company will have adequate access to the capital markets, if needed.

As a result of tax law changes created from the Act, which created a regulatory environment more favorable to repatriation, the Company repatriated approximately $42.0 million and $248.3 million of foreign cash to the United States in fiscal 2019 and 2018, respectively, which was used to repay outstanding revolving debt facilities.

Historically the Company has made, and expects to continue to make, strategic investments through acquisition activity to the extent the investments strengthen Avnet’s competitive position, further its business strategies and meet management’s financial thresholds. As the Company integrates Farnell, responds to current business environment challenges and pursues ways to become more efficient and cost effective, the Company expects to use cash for restructuring, integration and other expenses. During fiscal 2020, as a result of implementing restructuring plans for $50 million of annual operating cost savings, the Company expects to incur up to $35 million of restructuring costs primarily related to severance and lease exit costs.

In addition to continuing to make investments in acquisitions, as of June 29, 2019, the Company may repurchase up to an aggregate of $205.4 million of the Company’s common stock through a $2.45 billion share repurchase program approved by the Board of Directors. The Company may repurchase stock from time to time at the discretion of management, subject to strategic considerations, market conditions and other factors. The Company may terminate or limit the share repurchase program at any time without prior notice. The timing and actual number of shares repurchased will depend on a variety of factors such as share price, corporate and regulatory requirements, and prevailing market conditions. Additionally, the Company currently expects to pay quarterly cash dividends on shares of its common stock, subject to approval of the Board of Directors. During fiscal 2019, the Company paid cash dividends of $87.2 million on its common stock or approximately $0.20 per share on a quarterly basis.

The Company also expects to make capital expenditures primarily related to distribution centers and facilities and investments in IT systems, technologies and tools.

See Item 6, Selected Financial Data in Part II of this Annual Report on Form 10-K for additional information on the Company’s liquidity and related ratios.

Long-Term Contractual Obligations

The Company has the following contractual obligations outstanding as of June 29, 2019 (in millions):

		Payments due by period
		Less than			More than
Contractual Obligations	Total	1 year	1-3 years	3-5 years	5 years
Long-term debt obligations(1)	$1,729.3	$300.6	$528.7	$350.0	$550.0
Interest expense on long-term debt obligations(2)	289.7	78.0	108.1	58.0	45.6
Operating lease obligations	303.8	68.7	94.3	55.6	85.2

(1)	Excludes unamortized discount and issuance costs on debt.
(2)	Represents interest expense due on debt by using fixed interest rates for fixed rate debt and assuming the same interest rate at the end of fiscal 2019 for variable rate debt.

At June 29, 2019, the Company had an estimated liability for income tax contingencies of $147.2 million, which is not included in the above table. Cash payments associated with the settlement of these liabilities that are expected to be paid within the next 12 months is $12.3 million. The settlement period for the remaining amount of the unrecognized tax benefits, including related accrued interest and penalties, cannot be determined and therefore was not included in the table.

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

The Securities and Exchange Commission defines critical accounting policies as those that are, in management’s view, most important to the portrayal of the Company’s financial condition and results of operations and that require significant judgments and estimates. Management believes the Company’s most critical accounting policies at the end of fiscal 2019 relate to:

Valuation of Inventories

Inventories are recorded at the lower of cost or estimated net realizable value. The Company’s inventories include electronic components sold into changing, cyclical and competitive markets wherein such inventories may be subject to declines in market value or obsolescence.

The Company regularly evaluates inventories for expected customer demand, obsolescence, current market prices and other factors that may render inventories less marketable. Write-downs are recorded so that inventories reflect the approximate net realizable value and take into account the Company’s contractual provisions with its suppliers, which may provide certain protections to the Company for product obsolescence and price erosion in the form of rights of return, stock rotation rights, obsolescence allowances and price protections. Because of the large number of products and suppliers and the complexity of managing the process around price protections and stock rotations, estimates are made regarding the net realizable value of inventories. Additionally, assumptions about future demand, market conditions and decisions to discontinue certain product lines impact the evaluation of whether to write-down inventories. If assumptions about future demand change or actual market conditions are less favorable than those assumed by management, management would evaluate whether additional write-downs of inventories are required. In any case, actual net realizable values could be different from those currently estimated.

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

The Company establishes contingent liabilities for potentially unfavorable outcomes of positions taken on certain tax matters. These liabilities are based on management’s assessment of whether a tax benefit is more likely than not to be sustained upon examination by tax authorities. There may be differences between the anticipated and actual outcomes of these matters that may result in changes in estimates to such liabilities. To the extent such changes in estimates are necessary, the Company’s effective tax rate may potentially fluctuate. In accordance with the Company’s accounting policy, accrued interest and penalties related to unrecognized tax benefits are recorded as a component of income tax expense.

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

See Note 10 to the Company’s consolidated financial statements included in Item 15 of this Annual Report on Form 10-K for further discussion on income tax expense, valuation allowances and unrecognized tax benefits.

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

In August 2018, the FASB issued Accounting Standards Update No. 2018-14, Compensation-Retirement Benefits-Defined Benefit Plans-General (Subtopic 715-20): Disclosure Framework-Changes to the Disclosure Requirements for Defined Benefit Plans (“ASU No. 2018-14”). The new guidance modifies the disclosure requirements for employers that sponsor defined benefit pension or other postretirement plans, including removing certain previous disclosure requirements, adding certain new disclosure requirements, and clarifying certain other disclosure requirements. The ASU will be effective for the Company in the first quarter of fiscal 2020, and early adoption is permitted. The adoption is not expected to have a material impact on the Condensed and Consolidated Financial Statements.

In August 2017, the FASB issued Accounting Standards Update 2017-12, Derivatives and Hedging (Topic 815) - Targeted Improvements to Accounting for Hedging Activities (“ASU 2017-12”), which improves the financial reporting of hedging relationships to better portray the economic results of an entity’s risk management activities in its financial statements and makes certain targeted improvements to simplify the qualification and application of hedge accounting compared to current GAAP. This update is effective for the Company in the first quarter of fiscal 2020. The Company does not believe its adoption of this standard will have a material impact on its consolidated financial statements.

In June 2016, the FASB issued Accounting Standards Update No. 2016-13, Financial Instruments - Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments ("ASU No. 2016-13") and also issued subsequent amendments to the initial guidance: ASU 2018-19, ASU 2019-04, and ASU 2019-05 (collectively, Topic 326). Topic 326 revises the methodology for measuring credit losses on financial instruments and the timing of when such losses are recorded. Topic 326 is effective for the Company in the first quarter of 2020, with early adoption permitted, and is to be applied using a modified retrospective approach. The company is currently evaluating the potential effects of adopting the provisions of Topic 326.

In February 2016, the FASB issued Accounting Standards Update No. 2016-02, Leases (“ASU 2016-02”) and issued subsequent amendments to the initial guidance: ASU 2017-13, ASU 2018-10, ASU 2018-11, ASU 2018-20 and ASU 2019-01 (collectively, Topic 842). Topic 842 requires companies to generally recognize operating and financing lease liabilities on the consolidated balance sheet and corresponding right-of-use assets created by those leases with lease terms of more than 12 months. The Company will adopt Topic 842 when it becomes effective in the first quarter of fiscal 2020 using the modified retrospective transition method and record a cumulative effect adjustment as of the adoption date. The Company is currently evaluating the impact of its pending adoption of Topic 842 on its consolidated financial statements, including assessing certain available practical expedients, and expects that most operating lease commitments substantially all related to the Company’s real estate and vehicle leases will be subject to the new standard and recognized as operating lease liabilities and right-of-use assets upon adoption, which will materially increase total assets and total liabilities relative to such amounts prior to adoption. The Company does not expect the adoption to have a material impact on the consolidated statements of operations or consolidated statements of cash flows. The Company has established an implementation team inclusive of external advisors and is in the process of gathering information specific to its current operating lease portfolio. The Company’s information gathering, analysis and evaluation of the new standard will continue through the adoption date of Topic 842 in the first quarter of fiscal 2020.

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

The following table sets forth the scheduled maturities of the Company’s debt outstanding at June 29, 2019 (dollars in millions):

	Fiscal Year
	2020	2021	2022	2023	2024	Thereafter	Total
Liabilities:
Fixed rate debt(1)	$300.4	$0.2	$300.1	$350.0	$—	$550.0	$1,500.7
Floating rate debt	$0.2	$228.4	$—	$—	$—	$—	$228.6

(1)	Excludes unamortized discounts and issuance costs.

The following table sets forth the carrying value and fair value of the Company’s debt and the average interest rates at June 29, 2019, and June 30, 2018 (dollars in millions):

	Carrying Value	Fair Value at	Carrying Value	Fair Value at
	at June 29, 2019	at June 29, 2019	at June 30, 2018	June 30, 2018
Liabilities:
Fixed rate debt(1)	$1,500.7	$1,565.2	$1,500.8	$1,520.4
Average interest rate	4.8%		4.8%
Floating rate debt	$228.6	$228.4	$165.0	$165.0
Average interest rate	3.2%		2.7%

(1)	Excludes unamortized discounts and issuance costs. Fair value was estimated primarily based upon quoted market prices for the Company’s public long-term notes.

Many of the Company’s subsidiaries purchase and sell products in currencies other than their functional currencies. This subjects the Company to the risks associated with fluctuations in foreign currency exchange rates. The Company reduces this risk by utilizing natural hedging (i.e., offsetting receivables and payables) as well as by creating offsetting positions through the use of derivative financial instruments, primarily forward foreign currency exchange contracts typically with maturities of less than sixty days (“economic hedges”), but not greater than one year. The Company continues to have exposure to foreign currency risks to the extent they are not hedged. The Company adjusts any economic hedges to fair value through the consolidated statements of operations primarily within “other (income) expense, net.” Therefore, the changes in valuation of the underlying items being economically hedged are offset by the changes in fair value of the forward foreign currency exchange contracts. A hypothetical 10% change in foreign currency exchange rates under the forward foreign currency exchange contracts outstanding at June 29, 2019 would result in an increase or decrease of approximately $20.0 million to the fair value of the forward foreign currency exchange contracts, which would generally be offset by an opposite effect on the underlying exposure being economically hedged. See Note 4 to the Company’s consolidated financial statements included in Item 15 of this Annual Report on Form 10-K for further discussion on derivative financial instruments.

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

Management’s Report on Internal Control Over Financial Reporting

The Company’s management, including its Chief Executive Officer and Chief Financial Officer, is responsible for establishing and maintaining adequate internal control over financial reporting as defined in Rules 13a-15(f) and 15(d)-15(f) under the Exchange Act. The Company’s internal control over financial reporting is designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles in the United States of America. Because of inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, controls may become inadequate because of changes in conditions, or the degree of compliance with policies or procedures may deteriorate. Management conducted an evaluation of the effectiveness of the Company’s internal control over financial reporting as of June 29, 2019. In making this assessment, management used the 2013 framework established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and concluded that the Company maintained effective internal control over financial reporting as of June 29, 2019.

The Company’s independent registered public accounting firm, KPMG LLP, has audited the effectiveness of the Company’s internal controls over financial reporting as of June 29, 2019, as stated in its audit report which is included herein.

Changes in Internal Control Over Financial Reporting

During the fourth quarter of fiscal 2019, there were no changes to the Company’s internal control over financial reporting (as defined in Rules 13a-15(f) and 15(d)-15(f) of the Exchange Act) that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

Item 9B. Other Information

Not applicable.

PART III

Item 10. Directors, Executive Officers and Corporate Governance

The information called for by Item 10 is incorporated in this Report by reference to the Company’s definitive proxy statement relating to the Annual Meeting of Stockholders anticipated to be held on November 19, 2019.

Item 11. Executive Compensation

The information called for by Item 11 is incorporated in this Report by reference to the Company’s definitive proxy statement relating to the Annual Meeting of Stockholders anticipated to be held on November 19, 2019.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The information called for by Item 12 is incorporated in this Report by reference to the Company’s definitive proxy statement relating to the Annual Meeting of Stockholders anticipated to be held on November 19, 2019.

Item 13. Certain Relationships and Related Transactions, and Director Independence

The information called for by Item 13 is incorporated in this Report by reference to the Company’s definitive proxy statement relating to the Annual Meeting of Shareholders anticipated to be held on November 19, 2019.

Item 14. Principal Accounting Fees and Services

The information called for by Item 14 is incorporated in this Report by reference to the Company’s definitive proxy statement relating to the Annual Meeting of Stockholders anticipated to be held on November 19, 2019.

PART IV

Item 15. Exhibits and Financial Statement Schedules

a. The following documents are filed as part of this Report:

		Page

1.	Consolidated Financial Statements:

	Report of Independent Registered Public Accounting Firm	40

	Avnet, Inc. and Subsidiaries Consolidated Financial Statements:

	Consolidated Balance Sheets at June 29, 2019 and June 30, 2018	42

	Consolidated Statements of Operations for the years ended June 29, 2019, June 30, 2018 and July 1, 2017	43

	Consolidated Statements of Comprehensive Income for the years ended June 29, 2019, June 30, 2018 and July 1, 2017	44

	Consolidated Statements of Shareholders’ Equity for the years ended June 29, 2019, June 30, 2018, and July 1, 2017	45

	Consolidated Statements of Cash Flows for the years ended June 29, 2019, June 30, 2018 and July 1, 2017	46

	Notes to Consolidated Financial Statements	47

2.	Financial Statement Schedule:

	Schedule II (Valuation and Qualifying Accounts) for the years ended June 29, 2019, June 30, 2018 and July 1, 2017	80

	Schedules other than that above have been omitted because they are not applicable or the required information is shown in the financial statements or notes thereto

3.	Exhibits	81

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

AVNET, INC.
Date: August 15, 2019	By:	/s/ WILLIAM J. AMELIO
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

Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the Registrant and in the capacities indicated on August 15, 2019.

Signature	Title

/s/ WILLIAM J. AMELIO William J. Amelio	Chief Executive Officer and Director (Principal Executive Officer)

/s/ RODNEY C. ADKINS Rodney C. Adkins	Chairman of the Board and Director

/s/ MICHAEL A. BRADLEY Michael A. Bradley	Director

/s/ R. KERRY CLARK R. Kerry Clark	Director

/s/ BRENDA L. FREEMAN Brenda L. Freeman	Director

/s/ JO ANN JENKINS Jo Ann Jenkins	Director

/s/ OLEG KHAYKIN Oleg Khaykin	Director

/s/ JAMES A. LAWRENCE James A. Lawrence	Director

/s/ AVID MODJTABAI Avid Modjtabai	Director

/s/ WILLIAM H. SCHUMANN, III William H. Schumann, III	Director

/s/ THOMAS LIGUORI Thomas Liguori	Chief Financial Officer (Principal Financial Officer)

/s/ KENNETH A. JACOBSON Kenneth A. Jacobson	Controller (Principal Accounting Officer)

Report of Independent Registered Public Accounting Firm

To the Shareholders and Board of Directors

Avnet, Inc.:

Opinions on the Consolidated Financial Statements and Internal Control Over Financial Reporting

We have audited the accompanying consolidated balance sheets of Avnet, Inc. and subsidiaries (the “Company”) as of June 29, 2019 and June 30, 2018, the related consolidated statements of operations, comprehensive income, shareholders’ equity, and cash flows for each of the years in the three-year period ended June 29, 2019, and the related notes and financial statement schedule, (collectively, the “consolidated financial statements”). We also have audited the Company’s internal control over financial reporting as of June 29, 2019, based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of the Company as of June 29, 2019 and June 30, 2018, and the results of its operations and its cash flows for each of the years in the three-year period ended June 29, 2019, in conformity with U.S. generally accepted accounting principles. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of June 29, 2019 based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission.

Change in Accounting Principle

As discussed in Note 1 to the consolidated financial statements, the Company has changed its method of accounting for revenue in 2019 due to the adoption of Financial Accounting Standards Codification (ASC) Topic 606, Revenue from Contracts with Customers.

Basis for Opinions

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

Phoenix, Arizona

August 15, 2019

AVNET, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

	June 29,	June 30,
	2019	2018
	(Thousands, except share
	amounts)
ASSETS
Current assets:
Cash and cash equivalents	$546,105	$621,125
Receivables, less allowances of $53,499 and $48,959, respectively	3,168,369	3,641,139
Inventories	3,008,424	3,141,822
Prepaid and other current assets	153,438	206,513
Total current assets	6,876,336	7,610,599
Property, plant and equipment, net	452,171	522,909
Goodwill	876,728	980,872
Intangible assets, net	143,520	219,913
Other assets	215,801	262,552
Total assets	$8,564,556	$9,596,845
LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Short-term debt	$300,538	$165,380
Accounts payable	1,864,342	2,269,478
Accrued expenses and other	413,696	534,603
Total current liabilities	2,578,576	2,969,461
Long-term debt	1,419,922	1,489,219
Other liabilities	425,585	453,084
Total liabilities	4,424,083	4,911,764
Commitments and contingencies (Note 14)
Shareholders’ equity:
Common stock $1.00 par; authorized 300,000,000 shares; issued 104,037,769 shares and 115,825,062 shares, respectively	104,038	115,825
Additional paid-in capital	1,573,005	1,528,713
Retained earnings	2,767,469	3,235,894
Accumulated other comprehensive loss	(304,039)	(195,351)
Total shareholders’ equity	4,140,473	4,685,081
Total liabilities and shareholders’ equity	$8,564,556	$9,596,845

See notes to consolidated financial statements.

AVNET, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

	Years Ended
	June 29,	June 30,	July 1,
	2019	2018	2017
	(Thousands, except per share amounts)
Sales	$19,518,592	$19,036,892	$17,439,963
Cost of sales	17,032,490	16,509,708	15,070,521
Gross profit	2,486,102	2,527,184	2,369,442
Selling, general and administrative expenses	1,874,651	1,991,401	1,788,330
Goodwill impairment expense (Note 7)	137,396	181,440	—
Restructuring, integration and other expenses	108,144	145,125	137,415
Operating income	365,911	209,218	443,697
Other income (expense), net	11,231	28,606	(33,717)
Interest and other financing expenses, net	(134,874)	(92,747)	(99,576)
Income from continuing operations before taxes	242,268	145,077	310,404
Income tax expense	62,157	287,966	47,053
Income (loss) from continuing operations, net of tax	180,111	(142,889)	263,351
Income (loss) from discontinued operations, net of tax	(3,774)	(13,535)	261,927
Net income (loss)	$176,337	$(156,424)	$525,278

Earnings (loss) per share - basic:
Continuing operations	$1.64	$(1.19)	$2.07
Discontinued operations	(0.03)	(0.11)	2.06
Net income (loss) per share basic	$1.61	$(1.30)	$4.13

Earnings (loss) per share - diluted:
Continuing operations	$1.63	$(1.19)	$2.05
Discontinued operations	(0.04)	(0.11)	2.03
Net income (loss) per share diluted	$1.59	$(1.30)	$4.08

Shares used to compute earnings per share:
Basic	109,820	119,909	127,032
Diluted	110,798	119,909	128,651
Cash dividends paid per common share	$0.80	$0.74	$0.70

See notes to consolidated financial statements.

AVNET, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

	Years Ended
	June 29,	June 30,	July 1,
	2019	2018	2017
	(Thousands)
Net income (loss)	$176,337	$(156,424)	$525,278
Other comprehensive income (loss), net of tax:
Foreign currency translation and other	(63,621)	7,799	94,116
Impact of TS business divestiture (Note 3)	—	—	181,465
Pension adjustments, net	(45,067)	40,716	1,328
Total comprehensive income (loss)	$67,649	$(107,909)	$802,187

See notes to consolidated financial statements.

AVNET, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY

Years Ended June 29, 2019, June 30, 2018 and July 1, 2017

					Accumulated
	Common	Common	Additional		Other	Total
	Stock-	Stock-	Paid-In	Retained	Comprehensive	Shareholders’
	Shares	Amount	Capital	Earnings	(Loss) Income	Equity
	(Thousands)
Balance, July 2, 2016	127,377	127,377	1,452,413	3,632,271	(520,775)	4,691,286
Net income	—	—	—	525,278	—	525,278
Translation adjustments and other	—	—	—	—	275,581	275,581
Pension liability adjustments, net of tax of $1,181	—	—	—	—	1,328	1,328
Cash dividends ($0.70 per share)	—	—	—	(88,657)	—	(88,657)
Repurchases of common stock	(6,355)	(6,355)	—	(269,529)	—	(275,884)
Stock-based compensation	2,059	2,059	51,077	—	—	53,136
Balance, July 1, 2017	123,081	123,081	1,503,490	3,799,363	(243,866)	5,182,068
Net loss	—	—	—	(156,424)	—	(156,424)
Translation adjustments and other	—	—	—	—	7,799	7,799
Pension liability adjustments, net of tax of $18,187	—	—	—	—	40,716	40,716
Cash dividends ($0.74 per share)	—	—	—	(88,255)	—	(88,255)
Repurchases of common stock	(8,151)	(8,151)	—	(318,790)	—	(326,941)
Stock-based compensation	895	895	25,223	—	—	26,118
Balance, June 30, 2018	115,825	115,825	1,528,713	3,235,894	(195,351)	4,685,081
Net income	—	—	—	176,337	—	176,337
Translation adjustments and other	—	—	—	—	(63,621)	(63,621)
Pension liability adjustments, net of tax of $14,988	—	—	—	—	(45,067)	(45,067)
Cash dividends ($0.80 per share)	—	—	—	(87,158)	—	(87,158)
Repurchases of common stock	(12,919)	(12,919)	—	(553,772)	—	(566,691)
Effects of new accounting principles	—	—	—	(3,832)		(3,832)
Stock-based compensation	1,132	1,132	44,292	—	—	45,424
Balance, June 29, 2019	104,038	$104,038	$1,573,005	$2,767,469	$(304,039)	$4,140,473

See notes to consolidated financial statements.

AVNET, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Years Ended
	June 29,	June 30,	July 1,
	2019	2018	2017

	(Thousands)
Cash flows from operating activities:
Net income (loss)	$176,337	$(156,424)	$525,278
Less: Income (loss) from discontinued operations, net of tax	(3,774)	(13,535)	261,927
Income (loss) from continuing operations, net of tax	180,111	(142,889)	263,351

Non-cash and other reconciling items:
Depreciation	97,160	143,397	101,407
Amortization	83,682	91,475	53,953
Deferred income taxes	33,801	(87,141)	(17,705)
Stock-based compensation	30,098	23,990	47,686
Goodwill impairment expense	137,396	181,440	—
Asset impairment expense	54,687	5,538	3,824
Other, net	(21,265)	43,845	25,280
Changes in (net of effects from businesses acquired and divested):
Receivables	464,981	(296,175)	(371,820)
Inventories	81,929	(308,663)	84,408
Accounts payable	(377,855)	409,608	163,604
Accrued expenses and other, net	(173,671)	189,060	(132,941)
Net cash flows provided by operating activities - continuing operations	591,054	253,485	221,047
Net cash flows used for operating activities - discontinued operations	(56,284)	—	(589,738)
Net cash flows provided (used) by operating activities	534,770	253,485	(368,691)

Cash flows from financing activities:
Issuance of notes, net of issuance costs	—	—	296,374
Repayment of notes	—	—	(530,800)
Borrowings (repayments) under accounts receivable securitization, net	122,300	(37,000)	(588,000)
Borrowings (repayments) under senior unsecured credit facility, net	(61,738)	8,850	(50,029)
Borrowings (repayments) under bank credit facilities and other debt, net	505	(97,954)	27,877
Borrowings of term loans	—	—	530,756
Repayments of term loans	—	—	(511,358)
Repurchases of common stock	(568,712)	(323,516)	(275,884)
Dividends paid on common stock	(87,158)	(88,255)	(88,657)
Other, net	12,127	(4,018)	(1,870)
Net cash flows used for financing activities - continuing operations	(582,676)	(541,893)	(1,191,591)
Net cash flows provided by financing activities - discontinued operations	—	—	3,447
Net cash flows used for financing activities	(582,676)	(541,893)	(1,188,144)

Cash flows from investing activities:
Purchases of property, plant and equipment	(122,690)	(155,873)	(120,397)
Acquisitions of businesses, net of cash acquired	(56,417)	(15,254)	(802,744)
Other, net	30,422	6,653	18,656
Net cash flows used for investing activities - continuing operations	(148,685)	(164,474)	(904,485)
Net cash flows provided by investing activities - discontinued operations	123,473	236,205	2,242,959
Net cash flows (used) provided by investing activities	(25,212)	71,731	1,338,474

Effect of currency exchange rate changes on cash and cash equivalents	(1,902)	1,418	23,267

Cash and cash equivalents:
— decrease	(75,020)	(215,259)	(195,094)
— at beginning of period	621,125	836,384	1,031,478
— at end of period	$546,105	$621,125	$836,384

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

Reclassifications — Certain prior period amounts have been reclassified to conform to the current period presentation including the adoption of new accounting pronouncements.

Fiscal year — The Company operates on a “52/53 week” fiscal year, which ends on the Saturday closest to June 30th. Fiscal 2019, 2018 and 2017 all contain 52 weeks. Unless otherwise noted, all references to “fiscal” or any other “year” shall mean the Company’s fiscal year.

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

Inventories — Inventories, comprised principally of finished goods, are stated at the lower of cost or net realizable value, whichever is lower. The Company regularly reviews the cost of inventory against its estimated net realizable value, considering historical experience and any contractual rights of return, stock rotations, obsolescence allowances or price protections provided by the Company’s suppliers, and records a lower of cost or net realizable value write-down if any inventories have a cost in excess of such inventories estimated net realizable value. The Company does not incorporate any non-contractual protections when estimating the net realizable value of its inventories.

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

Property, plant, and equipment is depreciated using the straight-line method over its estimated useful lives. The estimated useful lives for property, plant, and equipment are typically as follows: buildings — 30 years; machinery, fixtures and equipment — 2-10 years; information technology hardware and software — 2-10 years; and leasehold improvements — over the applicable lease term or economic useful life if shorter.

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

In performing goodwill impairment testing, the Company may first make a qualitative assessment of whether it is more-likely-than-not that a reporting unit’s fair value is less than its carrying value. If the qualitative assessment indicates it is more-likely-than-not that a reporting unit’s fair value is not greater than its carrying value, the Company must perform a quantitative impairment test. The Company defines the fair value of a reporting unit as the price that would be received to sell the reporting unit as a whole in an orderly transaction between market participants as of the impairment test date. To determine the fair value of a reporting unit, the Company uses the income methodology of valuation, which includes the discounted cash flow method, and the market methodology of valuation, which considers values of comparable businesses to estimate the fair value of the Company’s reporting units.

Significant management judgment is required when estimating the fair value of the Company’s reporting units from a market participant perspective including forecasting of future operating results and the discount rates used in the discounted cash flow method of valuation, and in the selection of comparable businesses and related market multiples that are used in the market method of valuation. If the estimated fair value of a reporting unit exceeds the carrying value assigned to that reporting unit, goodwill is not impaired. If the estimated fair value of a reporting unit is less than the carrying value assigned to that reporting unit, then a goodwill impairment loss is measured based on such difference.

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

Revenue recognition — Refer to Note 2 herein for further discussion regarding revenue recognition and related accounting policies.

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

Fair value — The Company measures financial assets and liabilities at fair value based upon an exit price, representing the amount that would be received from the sale of an asset or paid to transfer a liability, in an orderly transaction between market participants. ASC 820, Fair Value Measurements, requires inputs used in valuation techniques for measuring fair value on a recurring or non-recurring basis be assigned to a hierarchical level as follows: Level 1 are

AVNET, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

observable inputs that reflect quoted prices for identical assets or liabilities in active markets, Level 2 are observable market-based inputs or unobservable inputs that are corroborated by market data and Level 3 are unobservable inputs that are not corroborated by market data. During fiscal 2019,  2018, and 2017, there were no transfers of assets measured at fair value between the three levels of the fair value hierarchy. The carrying amounts of the Company’s financial instruments, including cash equivalents, receivables and accounts payable approximate their fair values at June 29, 2019 due to the short-term nature of these assets and liabilities. At June 29, 2019, and June 30, 2018, the Company had $9.4 million and $6.1 million, respectively, of cash equivalents that were measured at fair value based upon Level 1 criteria. See Note 4 for discussion of the fair value of the Company’s derivative financial instruments, Note 8 for discussion of the fair value of the Company’s long-term debt and Note 11 for a discussion of the fair value of the Company’s pension plan assets.

Derivative financial instruments — See Note 4 for discussion of the Company’s accounting policies related to derivative financial instruments.

Investments — Equity investments in businesses or start-up companies (“ventures”) are accounted for using the equity method if the investment provides the company the ability to exercise significant influence, but not control, over the ventures. All other equity investments, which consist of investments for which the Company does not possess the ability to exercise significant influence over the ventures, are measured at fair value, using quoted market prices, or at cost minus impairment, if any, plus or minus changes resulting from observable price changes when fair value is not readily determinable. Investments in ventures are included in "Other assets" in the Company's consolidated balance sheets. Changes in fair value for investments in ventures, if any, are recorded in "Other income (expense), net" in the Company's consolidated statements of operations. As of June 29, 2019, the Company’s investments in ventures was not material to the consolidated balance sheets or consolidated statements of operations.

Accounts receivable securitization — The Company has an accounts receivable securitization program whereby the Company sells certain receivables and retains a subordinated interest and servicing rights to those receivables. The securitization program does not qualify for off-balance sheet sales accounting and is accounted for as a secured financing as discussed further in Note 8.

Recently adopted accounting pronouncements — In May 2014, the FASB issued Accounting Standards Update (“ASU”) No. 2014-09, Revenue from Contracts with Customers (Topic 606) (“ASU 2014-09”), and collectively with its related subsequent amendments, “Topic 606”). Topic 606 supersedes previous revenue recognition guidance and requires the Company to recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the Company expects to be entitled in exchange for such goods or services. The Company adopted Topic 606 on July 1, 2018 using the modified retrospective transition method applied to those contracts which were not completed as of July 1, 2018. Under this transition method, the Company’s results in the consolidated statements of operations for fiscal 2019 are presented under Topic 606, while the comparative results for the fiscal 2018 were not retrospectively adjusted, as such results were recognized in accordance with the revenue recognition policy discussed under Summary of Significant Accounting Policies in Note 1 of the Company’s Fiscal 2018 Annual Report on Form 10-K.

AVNET, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The adoption of Topic 606 did not have a material impact on the Company’s consolidated financial statements as of the adoption date and as of and for fiscal 2019. Substantially all of the Company’s sales continue to be recognized when products are shipped from the Company’s facilities or delivered to customers, depending on the underlying contractual terms. For a nominal portion of the Company’s contracts where the accounting did change, the adoption of Topic 606 resulted in an increase to the opening balance of retained earnings of $2.0 million as of July 1, 2018. This impact was primarily due to the acceleration of recognition of net sales and associated gross profit related to certain uncompleted contracts for the manufacture of goods with no alternative use and for which the Company has an enforceable right to payment, including a reasonable profit margin, from the customer for performance completed to date. For these contracts, the Company recognizes revenue over time as control of the goods transfers through the manufacturing process, rather than when the goods are delivered, title has transferred, and the risks and rewards of ownership are passed to the customer, as under previous revenue recognition guidance.

Refer to Note 2 herein for further discussion regarding revenue recognition under Topic 606 and related accounting policies.

In March 2017, the FASB issued Accounting Standards Update No. 2017-07, Compensation - Retirement Benefits (Topic 715)- Improving the Presentation of Net Periodic Cost and Net Periodic Postretirement Benefit Cost ("ASU No. 2017-07"). ASU No. 2017-07 provides guidance on the capitalization, presentation and disclosure of net periodic pension costs related to postretirement benefit plans. The Company adopted this standard effective the first quarter of fiscal year 2019 on a full retrospective basis, which resulted in the retrospective reclassification of $21.3 million and $17.7 million, respectively, of non-service net periodic pension benefits for fiscal 2018 and 2017, respectively, from “Selling, general and administrative expenses” to “Other income (expense), net”.

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

AVNET, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

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

The Company’s revenues are generated from the distribution and sale of electronic components including semiconductors, interconnect, passive and electromechanical (“IP&E”) devices and other integrated electronic components from the world’s leading electronic component manufacturers. The Company’s expertise in design, supply chain and logistics enable it to sell to customers of all sizes from startups and mid-sized businesses to enterprise-level original equipment manufacturers (“OEMs”), electronic manufacturing services (“EMS”) providers and original design manufacturers (“ODMs”). The Company sells to a variety of markets ranging from automotive to medical to defense and aerospace. The Company also sells integrated solutions including the assembly or manufacture of embedded electronic component products and systems, touch and passive displays, and standard or specialized boards. The Company’s revenue arrangements primarily consist of performance obligations related to the transfer of promised products. The Company considers customer purchase orders, which in some cases are governed by master agreements, to be the contracts with a customer. All revenue is generated from contracts with customers. Refer to Note 17 herein for further discussion regarding the Company’s sales by major product category.

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

3. Acquisitions and Discontinued operations

Acquisition of Softweb Solutions

At the end of December 2018, the Company acquired Softweb Solutions (“Softweb”) a privately held software and artificial intelligence company that delivers software solutions for Internet of Things (“IoT”) applications and systems designed to increase efficiency, speed time to market, and help businesses transform. The impact of this acquisition was not material to the Company’s consolidated balance sheets or statements of operations and as a result, the Company has not disclosed the preliminary allocation of purchase price or the pro-forma impact of the acquisition.

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

Financial results of the TS business for fiscal 2017 including the gain on sale is presented as “Income (loss) from discontinued operations, net of tax” on the Consolidated Statements of Operations and is summarized as follows:

AVNET, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Year Ended
July 1,
2017
(Thousands)
Sales	$5,432,140
Cost of sales	4,883,945
Gross profit	548,195
Selling, general and administrative expenses	430,003
Restructuring, integration and other expenses	7,280
Operating income	110,912
Interest and other expense, net	(24,291)
Income from discontinued operations before income taxes	86,621
Income tax expense	47,050
Income from discontinued operations, net of taxes	39,571
Gain on sales of discontinued operations, net of tax	222,356
Net income from discontinued operations, net of taxes	$261,927

Included within the estimated gain on sale of $222.4 million, net of tax, recorded in fiscal 2017, was $181.5 million of expense reclassified out of accumulated comprehensive income primarily related to TS business cumulative translation adjustments.

Included within selling, general and administrative expenses of discontinued operations was $34.9 million of corporate expenses specific to or benefiting the TS business for fiscal 2017.

During fiscal 2019, the Company recorded $3.8 million of losses from discontinued operations, net of tax. During fiscal 2018, the Company recorded $13.5 million of losses from discontinued operations, net of tax, of which $14.9 million related to pension settlement expenses associated with former TS employee pension withdrawals.

4. Derivative financial instruments

Many of the Company’s subsidiaries purchase and sell products in currencies other than their functional currencies. This subjects the Company to the risks associated with fluctuations in foreign currency exchange rates. The Company reduces this risk by utilizing natural hedging (e.g., offsetting receivables and payables in the same foreign currency) as well as by creating offsetting positions through the use of derivative financial instruments, primarily forward foreign exchange contracts typically with maturities of less than 60 days (“economic hedges”), but no longer than one year. The Company continues to have exposure to foreign currency risks to the extent they are not economically hedged. The Company adjusts any economic hedges to fair value through the consolidated statements of operations primarily within “Other income (expense), net.” The fair value of forward foreign exchange contracts, which are based upon Level 2 criteria under the ASC 820 fair value hierarchy, are classified in the captions “Prepaid and other current assets” or “Accrued expenses and other,” as applicable, in the accompanying consolidated balance sheets as of June 29, 2019, and June 30, 2018. The Company’s master netting and other similar arrangements with various financial institutions related to derivative financial instruments allow for the right of offset. The Company’s policy is to present derivative financial instruments with the same counterparty as either a net asset or liability when the right of offset exists.

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

The fair values of derivative financial instruments in the Company’s consolidated balance sheets are as follows:

	June 29,	June 30,
	2019	2018
	(Thousands)
Forward foreign currency exchange contracts not receiving hedge accounting treatment recorded in:
Prepaid and other current assets	$5,511	$2,259
Accrued expenses and other	6,154	7,083

The amount recorded to other income (expense), net related to derivative financial instruments are as follows:

	Years Ended
	June 29,	June 30,	July 1,
	2019	2018	2017
	(Thousands)
Net derivative financial instrument gain (loss)	$84	$2,735	$(8,624)

Under the Company’s economic hedging policies, gains and losses on the derivative financial instruments are classified within the same line item in the consolidated statements of operations as the remeasurement of the underlying assets or liabilities being economically hedged.

5. Shareholders’ equity

Accumulated comprehensive (loss) income

The following table includes the balances within accumulated other comprehensive loss:

	June 29,	June 30,	July 1,
	2019	2018	2017
	(Thousands)
Accumulated translation adjustments and other	$(142,469)	$(78,848)	$(86,647)
Accumulated pension liability adjustments, net of income taxes	(161,570)	(116,503)	(157,219)
Total accumulated other comprehensive loss	$(304,039)	$(195,351)	$(243,866)

AVNET, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Amounts reclassified out of accumulated comprehensive loss, net of tax, to operating expenses and discontinued operations during fiscal 2019, 2018 and 2017 substantially all related to net periodic pension costs as discussed further in Note 11 and cumulative translation adjustment from the sale of the TS business discussed further in Note 3.

Share repurchase program

In August 2018, the Company’s Board of Directors amended the Company’s existing share repurchase program to authorize the repurchase of up to $2.45 billion of common stock in the open market or through privately negotiated transactions. The timing and actual number of shares repurchased will depend on a variety of factors such as share price, corporate and regulatory requirements, and prevailing market conditions. During fiscal 2019, the Company repurchased 12.9 million shares under this program at an average market price of $43.86 per share for a total cost of $566.7 million. Repurchased shares were retired. Since the beginning of the repurchase program through the end of fiscal 2019, the Company has repurchased 58.8 million shares at an aggregate cost of $2.24 billion, and $205.4 million remains available for future repurchases under the share repurchase program.

Common stock dividend

During fiscal 2019, the Company paid dividends of $0.80 per common share and $87.2 million in total.

6. Property, plant and equipment, net

Property, plant and equipment are recorded at cost and consist of the following:

	June 29, 2019	June 30, 2018
	(Thousands)
Buildings	$121,847	$132,511
Machinery, fixtures and equipment	224,838	200,231
Information technology hardware and software	799,324	677,179
Leasehold improvements	107,659	106,242
Depreciable property, plant and equipment, gross	1,253,668	1,116,163
Accumulated depreciation	(886,062)	(758,041)
Depreciable property, plant and equipment, net	367,606	358,122
Land	23,874	41,984
Construction in progress	60,691	122,803
Property, plant and equipment, net	$452,171	$522,909

Depreciation expense including accelerated depreciation related to property, plant and equipment was $97.2 million, $143.4 million and $101.4 million in fiscal 2019, 2018 and 2017, respectively. Interest expense capitalized during fiscal 2019, 2018 and 2017 was not material.

Included as a component of restructuring, integration and other expenses was  $11.3 million and $52.9 million of accelerated depreciation expense for fiscal 2019 and 2018, respectively, associated with the changes in estimates of the useful life of certain information technology hardware and software in the Americas.

AVNET, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

7. Goodwill and intangible assets

The following table presents the change in goodwill balances by reportable segment for fiscal year 2019.

	Electronic
	Components (EC)	Farnell	Total
	(Thousands)
Carrying value at June 30, 2018 (1)	$479,699	$501,173	$980,872
Additions from acquisitions	52,403	—	52,403
Impairment of goodwill	(137,396)	—	(137,396)
Foreign currency translation	(3,810)	(15,341)	(19,151)
Carrying value at June 29, 2019 (2)	$390,896	$485,832	$876,728

(1) Includes accumulated impairment of $1,045.1 million from fiscal 2009 and $181.4 million from fiscal 2018
(2)	Includes accumulated impairment of $1,045.1 million from fiscal 2009, $181.4 million from fiscal 2018 and $137.4 million from fiscal 2019

During the fourth quarter of fiscal 2019, the Company performed an annual goodwill impairment test for all of its reporting units that have goodwill using a quantitative impairment test. As a result of the goodwill impairment testing, the Company recorded $137.4 million of non-cash goodwill impairment expense related to reporting units in the Americas and Asia regions of the EC reportable segment. The impairment of goodwill in such reporting units was primarily the result of lower than expected operating results in the second half of fiscal 2019 and a corresponding reduction of future expected operating results due primarily to recent industry specific and macroeconomic challenges and uncertainties.

In assessing goodwill for impairment in the fourth quarter of fiscal 2019, the Company was required to make significant judgments related to the fair value of its reporting units. The Company used a combination of an income approach, specifically a discounted cash flow methodology, and a market approach to estimate the fair value of its reporting units. The discounted cash flow methodology includes market participant assumptions for, among other factors, forecasted sales, gross profit margins, operating expenses, cash flows, perpetual growth rates and long-term discount rates, all of which required judgments and estimates by management which are inherently uncertain. The market approach methodology required significant assumptions related to comparable transactions, market multiples, capital structure and control premiums.

In fiscal 2018, the Company impaired goodwill for a reporting unit in the Americas region of the EC reportable segment and recorded $181.4 million of non-cash goodwill impairment expense.

AVNET, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The following table presents the Company’s acquired identifiable intangible assets:

	June 29, 2019			June 30, 2018
	Acquired	Accumulated	Net Book	Acquired	Accumulated	Net Book
	Amount	Amortization	Value	Amount	Amortization	Value
	(Thousands)
Customer related	$292,266	$(208,329)	$83,937	$300,126	$(148,416)	$151,710
Trade name	52,760	(24,752)	28,008	54,391	(16,711)	37,680
Technology and other	63,753	(32,178)	31,575	52,793	(22,270)	30,523
	$408,779	$(265,259)	$143,520	$407,310	$(187,397)	$219,913

Intangible asset amortization expense was $83.7 million, $91.5 million and $54.0 million for fiscal 2019, 2018 and 2017, respectively. Intangible assets have a weighted average remaining useful life of approximately 2 years as of June 29, 2019.

The following table presents the estimated future amortization expense for the next five fiscal years and thereafter (in thousands):

Fiscal Year
2020	$81,177
2021	40,420
2022	14,451
2023	5,966
2024	1,506
Total	$143,520

In connection with the annual goodwill impairment testing performed in the fourth quarter of fiscal 2019 and the resultant goodwill impairment, the Company also performed impairment testing for certain long-lived assets in the Americas and Asia regions of the EC reportable segment. As a result of such long-lived asset impairment testing, the Company concluded that long-lived assets were recoverable and were not impaired as of June 29, 2019.

8. Debt

Short-term debt consists of the following (in thousands):

	June 29, 2019	June 30, 2018	June 29, 2019	June 30, 2018
	Interest Rate		Carrying Balance
Bank credit facilities and other	1.02%	2.91%	$538	$60,380
Accounts receivable securitization program	—	2.63%	—	105,000
Public notes due June 2020	5.88%	—	300,000	—
Short-term debt			$300,538	$165,380

Bank credit facilities and other consist of various committed and uncommitted lines of credit and other forms of bank debt with financial institutions utilized primarily to support the working capital requirements of the Company including its foreign operations.

AVNET, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Long-term debt consists of the following (in thousands):

	June 29, 2019	June 30, 2018	June 29, 2019	June 30, 2018
	Interest Rate		Carrying Balance
Revolving credit facilities:
Accounts receivable securitization program	3.15%	—	$227,300	$—
Credit Facility	5.68%	—	1,100	—
Public notes due:
June 2020	—	5.88%	—	300,000
December 2021	3.75%	3.75%	300,000	300,000
December 2022	4.88%	4.88%	350,000	350,000
April 2026	4.63%	4.63%	550,000	550,000
Other long-term debt	1.00%	1.26%	403	383
Long-term debt before discount and debt issuance costs			1,428,803	1,500,383
Discount and debt issuance costs – unamortized			(8,881)	(11,164)
Long-term debt			$1,419,922	$1,489,219

The Company has an accounts receivable securitization program (the “Securitization Program”) in the United States with a group of financial institutions to allow the Company to transfer, on an ongoing revolving basis, an undivided interest in a designated pool of trade accounts receivable, to provide security or collateral for borrowings up to a maximum of $500.0 million. The Securitization Program does not qualify for off-balance sheet accounting treatment and any borrowings under the Securitization Program are recorded as debt in the consolidated balance sheets. Under the Securitization Program, the Company legally sells and isolates certain U.S. trade accounts receivable into a wholly owned and consolidated bankruptcy remote special purpose entity. Such receivables, which are recorded within “Receivables” in the consolidated balance sheets, totaled $857.3 million and $790.5 million at June 29, 2019, and June 30, 2018, respectively. The Securitization Program contains certain covenants relating to the quality of the receivables sold. The Securitization Program also requires the Company to maintain certain minimum interest coverage and leverage ratios, which the Company was in compliance with as of June 29, 2019. The Securitization Program expires in August 2020 and as a result the Company has classified outstanding balances as long-term debt as of June 29, 2019. There were $227.3 million in borrowings outstanding under the Program as of June 29, 2019, and $105.0 million as of June 30, 2018. Interest on borrowings is calculated using a one-month LIBOR rate plus a spread of 0.75%. The facility fee on the unused balance of the facility is up to 0.35%.

AVNET, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The Company has a five-year $1.25 billion senior unsecured revolving credit facility (the “Credit Facility”) with a syndicate of banks, consisting of revolving credit facilities and the issuance of up to $200.0 million of letters of credit and up to $300.0 million of loans in certain approved currencies, which expires in June 2023. Subject to certain conditions, the Credit Facility may be increased up to $1.50 billion. Under the Credit Facility, the Company may select from various interest rate options, currencies and maturities. The Credit Facility contains certain covenants including various limitations on debt incurrence, share repurchases, dividends, investments and capital expenditures. The Credit Facility also includes financial covenants requiring the Company to maintain minimum interest coverage and leverage ratios, which the Company was in compliance with as of June 29, 2019. At June 29, 2019 and June 30, 2018 there were $4.0 million and $2.0 million, respectively, in letters of credit issued under the Credit Facility.

Aggregate debt maturities for the next five fiscal years and thereafter are as follows (in thousands):

2020	$300,538
2021	228,616
2022	300,141
2023	350,046
2024	—
Thereafter	550,000
Subtotal	1,729,341
Discount and debt issuance costs – unamortized	(8,881)
Total debt	$1,720,460

At June 29, 2019, the carrying value and fair value of the Company’s debt was $1.72 billion and $1.78 billion, respectively. At June 30, 2018, the carrying value and fair value of the Company’s debt was $1.65 billion and $1.67 billion, respectively. Fair value for the public notes was estimated based upon quoted market prices and for other forms of debt fair value approximates carrying value due to the market based variable nature of the interest rates on those debt facilities.

9. Accrued expenses and other

Accrued expenses and other consist of the following:

	June 29, 2019	June 30, 2018
	(Thousands)
Accrued salaries and benefits	$198,969	$220,245
Accrued operating costs	107,621	98,801
Accrued interest and banking costs	17,257	16,505
Accrued restructuring costs	26,918	29,225
Accrued income taxes	12,313	108,386
Accrued property, plant and equipment	12,957	23,400
Accrued other	37,661	38,041
Total accrued expenses and other	$413,696	$534,603

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

	Years Ended
	June 29, 2019	June 30, 2018	July 1, 2017
	(Thousands)
Current:
Federal	$(18,611)	$255,810	$(45,351)
State and local	8,523	(3,174)	4,209
Foreign	78,988	104,156	106,441
Total current taxes	68,900	356,792	65,299
Deferred:
Federal	17,725	(70,172)	(30,025)
State and local	580	(10,551)	(3,934)
Foreign	(25,048)	11,897	15,713
Total deferred taxes	(6,743)	(68,826)	(18,246)
Income tax expense	$62,157	$287,966	$47,053

The tax provision is computed based upon income from continuing operations before income taxes from both U.S. and foreign operations. U.S. loss from continuing operations before income taxes was $68.5 million, $385.1 million and $174.3 million, in fiscal 2019, 2018 and 2017, respectively, and foreign income from continuing operations before income taxes was $310.8 million, $530.2 million and $484.7 million in fiscal 2019, 2018 and 2017, respectively.

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

As a fiscal year-end taxpayer, certain provisions of the Act began to impact the Company in the second quarter of fiscal 2018, while other provisions began to impact the Company beginning in fiscal 2019. Additionally, new guidance from regulations, interpretation of the law and refinement of the Company’s estimates from ongoing analysis of tax positions may change the amounts recorded. Any changes to the amounts recorded will be reflected in income tax expense in the period they are identified, and may be material.

The Company changed its historical assertion as of June 29, 2019, so that all of its unremitted foreign earnings are no longer permanently reinvested as certain foreign earnings are expected to be repatriated in the future. The Company believes any unrecorded liabilities related to this partial change in assertion are not material, and has recorded deferred tax liabilities for those certain foreign earnings expected to be repatriated in the future.

AVNET, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Reconciliations of the federal statutory tax rate to the effective tax rates are as follows:

	Years Ended
	June 29, 2019	June 30, 2018	July 1, 2017
U.S. federal statutory rate	21.0%	28.0%	35.0%
State and local income taxes, net of federal benefit	0.3	(6.1)	(1.7)
Tax on foreign income, net of valuation allowances	(0.5)	(23.5)	(23.5)
Establishment/(release) of valuation allowances, net of U.S. tax expense	(3.2)	(0.1)	1.3
Change in unrecognized tax benefit reserves	17.9	(7.4)	3.6
Tax audit settlements	0.9	4.5	0.1
Impact of the Act - transition tax	7.1	158.5	—
Impact of the Act - deferred tax effects	(5.6)	4.2	—
Impairment of investments, including goodwill	(8.0)	35.1	—
Other, net	(4.2)	5.3	0.4
Effective tax rate - continuing operations	25.7%	198.5%	15.2%

Tax rates on foreign income represents the impact of the difference between foreign rates and the U.S. federal statutory rate applied to foreign income or loss, foreign income taxed in the U.S. at rates other than its’ statutory rate, and the impact of valuation allowances established against the Company’s otherwise realizable foreign deferred tax assets, which are primarily net operating loss carry-forwards.

Avnet’s effective tax rate on income before income taxes from continuing operations was 25.7% in fiscal 2019 as compared with an effective tax rate of 198.5% in fiscal 2018. Included in the fiscal 2018 effective tax rate is a net tax benefit of $34.1 million related to the mix of income in lower tax jurisdictions. The fiscal 2019 effective tax rate is lower than the fiscal 2018 effective tax rate primarily due to the reduction in (i) the transition tax expense recorded under the requirements of the Act, and (ii) goodwill impairment.

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

AVNET, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The significant components of deferred tax assets and liabilities, included in “other assets” and “other liabilities” on the consolidated balance sheets, are as follows:

	June 29,	June 30,
	2019	2018
	(Thousands)
Deferred tax assets:
Federal, state and foreign net operating loss carry-forwards	$241,747	$296,282
Depreciation and amortization	1,583	—
Inventories valuation	28,441	26,125
Receivables valuation	9,138	8,332
Various accrued liabilities and other	41,268	39,419
	322,177	370,158
Less — valuation allowances	(231,463)	(239,483)
	90,714	130,675
Deferred tax liabilities:
Depreciation and amortization	—	(84,250)
Net deferred tax assets	$90,714	$46,425

The Company had $70.1 million of income tax related deferred charges included as a component of “other assets” in the consolidated balance sheet as of June 30, 2018,  substantially all of which were reclassified to depreciation and amortization deferred tax assets in the table above, pursuant to the adoption of ASU 2016-16, as discussed in the significant accounting policies.

The change in valuation allowances in fiscal 2019 from fiscal 2018 was primarily related to the $5.3 million net release of valuation allowance as a result of changes to management’s expectation of its ability to realize certain tax assets.

As of June 29, 2019, the Company had net operating and capital loss carry-forwards of approximately $1.27 billion, of which $38.4 million will expire during fiscal 2020 and fiscal 2021, substantially all of which have full valuation allowances, $228.4 million have expiration dates ranging from fiscal 2022 to fiscal 2039, and the remaining $999.0 million have no expiration date. A significant portion of these losses are not expected to be realized in the foreseeable future and have valuation allowances against them. The carrying value of the Company’s net operating and capital loss carry-forwards is dependent upon the Company’s ability to generate sufficient future taxable income in certain foreign tax jurisdictions. In addition, the Company considers historic levels and types of income or losses, expectations and risk associated with estimates of future taxable income and ongoing prudent and feasible tax planning strategies in assessing the need for valuation allowances as discussed further above.

Estimated liabilities for unrecognized tax benefits are included in “Accrued expenses and other” and “Other liabilities” on the consolidated balance sheets. These contingent liabilities relate to various tax matters that result from uncertainties in the application of complex income tax regulations in the numerous jurisdictions in which the Company operates. As of June 29, 2019, unrecognized tax benefits were $147.2 million. The estimated liability for unrecognized tax benefits included accrued interest expense and penalties of $23.4 million and $22.2 million, net of applicable state tax benefits, as of the end of fiscal 2019 and 2018, respectively.

AVNET, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Reconciliations of the beginning and ending liability balances for unrecognized tax benefits are as follows:

	June 29, 2019	June 30, 2018
	(Thousands)
Balance at beginning of year	$84,357	$91,451
Additions for tax positions taken in prior periods	44,429	18,085
Reductions for tax positions taken in prior periods	(5,237)	(16,774)
Reductions related to tax rate change	(254)	—
Additions for tax positions taken in current period	11,343	12,869
Reductions related to settlements with taxing authorities	(2,001)	(5,468)
Reductions related to the lapse of applicable statutes of limitations	(6,787)	(11,951)
Adjustments related to foreign currency translation	(2,085)	565
Additions from acquisitions	—	(4,420)
Balance at end of year	$123,765	$84,357

The evaluation of income tax positions requires management to estimate the ability of the Company to sustain its position and estimate the final benefit to the Company. To the extent that these estimates do not reflect the actual outcome there could be an impact on the consolidated financial statements in the period in which the position is settled, the applicable statutes of limitations expire or new information becomes available as the impact of these events are recognized in the period in which they occur. It is difficult to estimate the period in which the amount of a tax position will change as settlement may include administrative and legal proceedings whose timing the Company cannot control. The effects of settling tax positions with tax authorities and statute expirations may significantly impact the estimate for unrecognized tax benefits. Within the next twelve months, the Company estimates that approximately $38.1 million of these liabilities for unrecognized tax benefits will be settled by the expiration of the statutes of limitations or through agreement with the tax authorities for tax positions related to valuation matters and positions related to acquired entities. The expected cash payment related to the settlement of these contingencies is approximately $12.3 million.

AVNET, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The Company conducts business globally and consequently files income tax returns in numerous jurisdictions including those listed in the following table. It is also routinely subject to audit in these and other countries. The Company is no longer subject to audit in its major jurisdictions for periods prior to fiscal 2010. The years remaining subject to audit, by major jurisdiction, are as follows:

Jurisdiction	Fiscal Year
United States (Federal and state)	2015 - 2019
Taiwan	2014 - 2019
Hong Kong	2013 - 2019
Germany	2010 - 2019
Singapore	2015 - 2019
Belgium	2016 - 2019
United Kingdom	2017 - 2019
Canada	2011 - 2019

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

11. Pension and retirement plans

Pension Plan

The Company has a noncontributory defined benefit pension plan that covers substantially all U.S. Employees, which has been combined with an acquired closed noncontributory defined benefit pension plan covering certain current or former Farnell U.S. employees (the “Plan”).

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

AVNET, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The following table outlines changes in benefit obligations, plan assets and the funded status of the Plan as of the end of fiscal 2019 and 2018:

	June 29,	June 30,
	2019	2018
	(Thousands)
Changes in benefit obligations:
Benefit obligations at beginning of year	$685,160	$772,068
Service cost	14,631	15,834
Interest cost	26,354	23,732
Actuarial loss (gain)	55,118	(35,560)
Benefits paid	(49,610)	(23,499)
Plan amendments	42	—
Settlements paid	—	(67,415)
Benefit obligations at end of year	$731,695	$685,160
Changes in plan assets:
Fair value of plan assets at beginning of year	$659,038	$699,365
Actual return on plan assets	46,635	34,587
Benefits paid	(49,610)	(23,499)
Settlements paid	—	(67,415)
Contributions	8,000	16,000
Fair value of plan assets at end of year	$664,063	$659,038
Funded status of the plan recognized as a non-current liability	$(67,632)	$(26,122)

Amounts recognized in accumulated other comprehensive income:
Unrecognized net actuarial losses	$235,384	$182,633
Unamortized prior service cost	2,470	857
	$237,854	$183,490
Other changes in plan assets and benefit obligations recognized in other comprehensive income:
Net actuarial loss (gain)	$62,002	$(15,461)
Net prior service cost	42	—
Amortization of net actuarial losses	(9,251)	(14,404)
Amortization of prior service credits	1,571	1,573
Settlement expenses	—	(22,365)
	$54,364	$(50,657)

Included in accumulated other comprehensive loss at June 29, 2019 is a before tax expense of $235.4 million of net actuarial losses that have not yet been recognized in net periodic pension cost, of which $14.6 million is expected to be recognized as a component of net periodic pension cost during fiscal 2020. Also included is a before tax net cost of $2.5 million of prior service costs that have not yet been recognized in net periodic pension costs, of which $2.1 million is expected to be recognized as a component of net periodic pension costs during fiscal 2020.

In connection with the sale of the TS business, a significant number of former TS business employees became terminated vested employees under the Plan. During fiscal 2018, the aggregate amount of former employee withdrawals from the Plan exceeded the pension accounting settlement threshold for fiscal 2018, which required a settlement expense under ASC 715 pension accounting. As a result, the Company recognized a $22.4 million of pension settlement expenses

AVNET, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

before taxes and $14.9 million after taxes in fiscal 2018, respectively, classified within income (loss) from discontinued operations.

Assumptions used to calculate actuarial present values of benefit obligations are as follows:

	2019	2018
Discount rate	3.5%	4.2%

The discount rate selected by the Company for the Plan reflects the current rate at which the underlying liability could be settled at the measurement date as of June 29, 2019. The estimated discount rate in fiscal 2019 and fiscal 2018 was based on the spot yield curve approach, which applies the individual spot rates from a highly rated bond yield curve to each future year’s estimated cash flows.

Assumptions used to determine net benefit costs are as follows:

	2019	2018
Discount rate	4.1%	3.4%
Expected return on plan assets	8.0%	8.0%

Components of net periodic pension cost from continuing and discontinued operations during the last three fiscal years are as follows, which reflect the adoption of ASU 2017-07 as discussed further in Note 1:

	Years Ended
	June 29,	June 30,	July 1,
	2019	2018	2017 (1)
	(Thousands)
Service cost	$14,631	$15,834	$29,623
Total net periodic pension cost within selling, general and administrative expenses	14,631	15,834	29,623

Interest cost	26,354	23,732	19,323
Expected return on plan assets	(53,518)	(54,686)	(49,279)
Amortization of prior service credits	(1,571)	(1,573)	(1,573)
Recognized net actuarial loss	9,251	14,404	14,440
Curtailment recognition of prior service credit	—	—	(614)
Total net periodic pension benefit within other income, net	(19,484)	(18,123)	(17,703)

Net periodic pension (benefit) cost	$(4,853)	$(2,289)	$11,920

(1)	Includes discontinued operations

The Company made $8.0 million and $16.0 million of contributions in fiscal 2019 and fiscal 2018, respectively, and expects to make approximately $16.0 million of contributions in fiscal 2020.

AVNET, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Benefit payments are expected to be paid to Plan participants as follows for the next five fiscal years and the aggregate for the five years thereafter (in thousands):

2020	$45,965
2021	38,416
2022	43,216
2023	45,784
2024	47,488
2025 through 2029	263,663

The Plan’s assets are held in trust and were allocated as follows as of the measurement date at the end of fiscal 2019 and 2018:

	2019	2018
Equity securities	58%	60%
Fixed income debt securities	42%	39%
Cash and cash equivalents	—%	1%

The general investment objectives of the Plan are to maximize returns through a diversified investment portfolio in order to earn annualized returns that meet the long-term cost of funding the Plan’s pension obligations while maintaining reasonable and prudent levels of risk. The target rate of return on the Plan’s assets in fiscal 2020 is currently 7.7%, which represents the average rate of earnings expected on the funds invested or to be invested to provide for the benefits included in the benefit obligation based upon the targeted investment allocations. This assumption has been determined by combining expectations regarding future rates of return for the investment portfolio along with the historical and expected distribution of investments by asset class and the historical rates of return for each of those asset classes. The mix of equity securities is typically diversified to obtain a blend of domestic and international investments covering multiple industries. The Plan’s assets do not include any material investments in Avnet common stock. The Plan’s investments in debt securities are also diversified across both public and private fixed income securities with varying maturities. As of June 29, 2019, the Company’s target allocation for the Plan’s investment portfolio is for equity securities, both domestic and international, to represent approximately 65% of the portfolio. The majority of the remaining portfolio of investments is to be invested in fixed income debt securities with various maturities.

The following table sets forth the fair value of the Plan’s investments as of June 29, 2019:

	Level 1	Level 2	Level 3	Total
	(Thousands)
Cash and cash equivalents	$2,441	$—	$—	$2,441
Equities:
U.S. common stocks	—	254,139	—	254,139
International common stocks	—	131,847	—	131,847
Fixed Income:
U.S. government agencies	—	97,015	—	97,015
U.S. and international corporate bonds	—	153,891	—	153,891
Other	—	24,730	—	24,730
Total	$2,441	$661,622	$—	$664,063

AVNET, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The following table sets forth the fair value of the Plan’s investments as of June 30, 2018:

	Level 1	Level 2	Level 3	Total
	(Thousands)
Cash and cash equivalents	$7,291	$—	$—	$7,291
Equities:
U.S. common stocks	—	262,066	—	262,066
International common stocks	—	133,564	—	133,564
Fixed Income:
U.S. government agencies	—	96,414	—	96,414
U.S. and international corporate bonds	—	133,645	—	133,645
Other	—	26,058	—	26,058
Total	$7,291	$651,747	$—	$659,038

The fair value of the Plan’s investments in equity and fixed income investments are stated at unit value, or the equivalent of net asset value, which is a practical expedient for estimating the fair values of those investments. Each of these investments may be redeemed daily without notice and there were no material unfunded commitments as of June 29, 2019.

12. Operating leases

The Company leases many of its operating facilities and is also committed under other lease agreements substantially all for vehicles. Rent expense charged to operating expenses during the last three fiscal years is as follows:

	Years Ended
	June 29,	June 30,	July 1,
	2019	2018	2017
	(Thousands)
Rent expense under operating leases	$75,188	$75,006	$71,814

The aggregate future minimum operating lease commitments, principally for office and warehouse space, in fiscal 2020 through 2024 and thereafter, are as follows (in thousands):

2020	$68,710
2021	52,225
2022	42,069
2023	32,245
2024	23,305
Thereafter	85,196
Total	$303,750

AVNET, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

13. Stock-based compensation

The Company measures all stock-based payments at fair value and recognizes related expense within operating expenses in the consolidated statements of operations over the requisite service period (generally the vesting period). During fiscal 2019, 2018, and 2017, the Company recorded stock-based compensation expense of $30.1 million, $24.0 million, and $53.9 million, respectively, for all forms of stock-based compensation awards. Included in the fiscal 2017 expense was $6.2 million of stock-based compensation related to discontinued operations and the divestiture of the TS business.

Stock plan

At June 29, 2019, the Company had 8.5 million shares of common stock reserved for stock-based payments, which consisted of 2.0 million shares for unvested or unexercised stock options, 4.6 million shares available for stock-based awards under plans approved by shareholders, 1.4 million shares for restricted stock units and performance share units granted but not yet vested, and 0.5 million shares available for future purchases under the Company’s Employee Stock Purchase Plan.

Stock options

Service based stock option grants have a contractual life of ten years, vest in 25% increments on each anniversary of the grant date, commencing with the first anniversary, and require an exercise price of 100% of the fair market value of common stock at the date of grant. Stock-based compensation expense associated with all stock options during fiscal 2019, 2018 and 2017 was $2.2 million, $(0.2) million and $5.8 million, respectively.

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

	Years Ended
	June 29,	June 30,	July 1,
	2019	2018	2017
Expected term (years)	6.0	6.0	6.0
Risk-free interest rate	2.8%	2.0%	1.9%
Weighted average volatility	23.1%	26.3%	27.9%
Dividend yield	1.8%	2.0%	1.5%

AVNET, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The following is a summary of the changes in outstanding options for fiscal 2019:

		Weighted	Weighted Average
		Average	Remaining
	Shares	Exercise Price	Contractual Life
Outstanding at June 30, 2018	2,321,787	$40.93	79 Months
Granted	301,148	48.50	110 Months
Exercised	(559,796)	36.14	49 Months
Forfeited or expired (1)	(826,500)	46.98	91 Months
Outstanding at June 29, 2019 (1)	1,236,639	$40.90	78 Months
Exercisable at June 29, 2019	545,166	$37.41	60 Months

(1)

The above table excludes the Performance Based Stock Options (“PBSOs”). Since the performance metrics for the PBSOs were not achieved by the end of calendar year 2018, as stated in the PBSO Terms and Conditions, although the shares have not yet been canceled, the Company has excluded from the outstanding stock options above.

The weighted-average grant-date fair values of stock options granted during fiscal 2019, 2018 and 2017 were $10.74, $8.33 and $9.46, respectively.

At June 29, 2019, the aggregate intrinsic value of all outstanding stock option awards was $6.6 million and all exercisable stock option awards was $4.4 million.

The following is a summary of the changes in non-vested stock options for the fiscal year 2019:

		Weighted
		Average
		Grant-Date
	Shares	Fair Value
Non-vested stock options at June 30, 2018	1,455,234	$11.05
Granted	301,148	10.74
Vested	(238,409)	10.23
Forfeited (1)	(826,500)	12.05
Non-vested stock options at June 29, 2019	691,473	$10.00

(1)	Included in forfeitures above are the PBSOs, as noted above in the changes in outstanding stock options table

As of June 29, 2019, there was $3.2 million of total unrecognized compensation cost related to stock options, which is expected to be recognized over a weighted-average period of 2.3 years. The total fair value of stock options vested, as of the vesting dates, during fiscal 2019, 2018 and 2017 were $5.7 million, $3.6 million and $3.3 million, respectively.

Cash received from stock option exercises during fiscal 2019, 2018, and 2017 totaled $20.2 million, $9.2 million, and $25.2 million, respectively. The impact of these cash receipts is included in “Other, net” within financing activities in the accompanying consolidated statements of cash flows.

AVNET, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Restricted stock units

Delivery of restricted stock units, and the associated compensation expense, is recognized over the vesting period and is generally subject to the employee’s continued service to the Company, except for employees who are retirement eligible under the terms of the restricted stock units. As of June 29, 2019, 0.9 million shares previously awarded have not yet vested. Stock-based compensation expense associated with restricted stock units was $23.7 million, $23.0 million and $42.4 million for fiscal years 2019, 2018 and 2017, respectively.

The following is a summary of the changes in non-vested restricted stock units during fiscal 2019:

		Weighted
		Average
		Grant-Date
	Shares	Fair Value
Non-vested restricted stock units at June 30, 2018	1,036,160	$38.48
Granted	633,276	46.65
Vested	(623,680)	41.16
Forfeited	(136,579)	40.50
Non-vested restricted stock units at June 29, 2019	909,177	$42.03

As of June 29, 2019, there was $21.9 million of total unrecognized compensation expense related to non-vested restricted stock units, which is expected to be recognized over a weighted-average period of 2.2 years. The total fair value of restricted stock units vested during fiscal 2019, 2018 and 2017 was $25.7 million, $26.0 million and $54.6 million, respectively.

Performance share units

Certain eligible employees, including Avnet’s executive officers, may receive a portion of their long-term stock-based compensation through the performance share program, which allows for the vesting of shares based upon achievement of certain performance-based criteria (“Performance Share Program”). The Performance Share Program provides for the vesting to each grantee of a number of shares of Avnet’s common stock at the end of a three-year performance period based upon the Company’s achievement of certain performance goals established by the Compensation Committee of the Board of Directors for each Performance Share Program three-year performance period. The performance goals consist of a combination of measures including earnings per share, economic profit, return on capital employed and total shareholder return.

During each of fiscal 2019, 2018 and 2017, the Company granted 0.2 million performance share units. The actual amount of performance share units vested at the end of each three-year period is measured based upon the actual level of achievement of the defined performance goals and can range from 0% to 200% of the award grant. During fiscal 2019, 2018 and 2017, the Company recognized stock-based compensation expense associated with the Performance Share Program of $2.8 million, $0.2 million and $4.6 million, respectively.

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

As of June 29, 2019, and June 30, 2018, the Company had aggregate estimated liabilities of $14.7 million and $14.2 million, respectively, classified within accrued expenses and other for such compliance-related matters that were reasonably estimable as of such dates.

15. Earnings per share

	Years Ended
	June 29,	June 30,	July 1,
	2019	2018	2017
	(Thousands, except per share data)
Numerator:
Income (loss) from continuing operations	$180,111	$(142,889)	$263,351
Income (loss) from discontinued operations	(3,774)	(13,535)	261,927
Net income (loss)	$176,337	$(156,424)	$525,278

Denominator:
Weighted average common shares for basic earnings per share	109,820	119,909	127,032
Net effect of dilutive stock based compensation awards	978	—	1,619
Weighted average common shares for diluted earnings per share	110,798	119,909	128,651
Basic earnings (loss) per share - continuing operations	$1.64	$(1.19)	$2.07
Basic earnings (loss) per share - discontinued operations	(0.03)	(0.11)	2.06
Basic earnings (loss) per share	$1.61	$(1.30)	$4.13
Diluted earnings (loss) per share - continuing operations	$1.63	$(1.19)	$2.05
Diluted earnings (loss) per share - discontinued operations	(0.04)	(0.11)	2.03
Diluted earnings (loss) per share	$1.59	$(1.30)	$4.08
Stock options excluded from earnings per share calculation due to anti-dilutive effect	410	1,495	1,038

For the fiscal year ended June 30, 2018, the diluted net loss per share is the same as the basis net loss per share as the effect of all potential common shares would be anti-dilutive.

AVNET, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

16. Additional cash flow information

The “Other, net” component of non-cash and other reconciling items within operating activities in the consolidated statements of cash flows consisted of the following during the last three fiscal years:

	June 29,	June 30,	July 1,
	2019	2018	2017
	(Thousands)
Provision for doubtful accounts receivable	$10,360	$6,033	$10,741
Periodic pension cost	(4,256)	26,057	10,071
Other, net	(27,369)	11,755	4,468
Total	$(21,265)	$43,845	$25,280

Non-cash investing and financing activities and supplemental cash flow information were as follows:

	Years Ended
	June 29,	June 30,	July 1,
	2019	2018	2017
	(Thousands)
Non-cash Investing Activities:
Capital expenditures incurred but not paid	$12,957	$23,400	$6,490
Non-cash Financing Activities:
Unsettled share repurchases	$1,404	$3,425	$—
Supplemental Cash Flow Information:
Interest	$144,822	$99,929	$116,085
Income taxes - continuing and discontinued operations	172,834	113,130	404,497

The Company includes book overdrafts as part of accounts payable on its consolidated balance sheets and reflects changes in such balances as part of cash flows from operating activities in its consolidated statements of cash flows.

17. Segment information

Electronic Components (“EC”) and Farnell are the Company’s reportable segments (“operating groups”). EC markets and sells semiconductors and interconnect, passive and electromechanical devices and integrated components to a diverse customer base serving many end-markets. Farnell distributes electronic components and related products to the electronic system design community utilizing multi-channel sales and marketing resources.

AVNET, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

	Years Ended
	June 29,	June 30,	July 1,
	2019	2018	2017
	(Millions)
Sales:
Electronic Components	$18,060.3	$17,543.6	$16,474.1
Farnell	1,458.3	1,493.3	965.9
	$19,518.6	$19,036.9	$17,440.0
Operating income:
Electronic Components	$614.9	$587.3	$661.0
Farnell	159.3	151.9	99.8
	774.2	739.2	760.8
Corporate (1)	(78.5)	(111.5)	(125.2)
Restructuring, integration and other expenses	(108.1)	(145.1)	(137.4)
Goodwill impairment	(137.4)	(181.4)	—
Amortization of acquired intangible assets and other	(84.3)	(91.9)	(54.5)
	$365.9	$209.2	$443.7
Assets:
Electronic Components	$6,795.0	$7,510.1	$7,126.0
Farnell	1,580.3	1,598.7	1,489.6
Corporate (1)	189.3	488.0	1,084.0
	$8,564.6	$9,596.8	$9,699.6
Capital expenditures:
Electronic Components	$80.1	$127.5	$81.6
Farnell	34.0	19.1	15.7
Corporate (1)	8.6	9.3	23.1
	$122.7	$155.9	$120.4
Depreciation & amortization expense:
Electronic Components	$86.6	$133.3	$64.4
Farnell	88.5	94.5	53.7
Corporate (1)	5.7	7.1	37.3
	$180.8	$234.9	$155.4
Sales, by geographic area:
Americas(2)	$5,135.8	$5,011.4	$5,163.9
EMEA(3)	6,762.9	6,790.9	5,912.9
Asia/Pacific(4)	7,619.9	7,234.6	6,363.2
	$19,518.6	$19,036.9	$17,440.0
Property, plant and equipment, net, by geographic area:
Americas(5)	$213.8	$276.2	$296.1
EMEA(6)	200.4	204.8	186.1
Asia/Pacific	38.0	41.9	37.4
	$452.2	$522.9	$519.6

(1)

Corporate is not a reportable segment and represents certain centrally incurred overhead expenses and assets that are not included in the EC and Farnell measures of profitability or assets. Corporate amounts represent a reconciling item between segment measures of profitability or assets and total Avnet amounts reported in the consolidated financial statements.

AVNET, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

(2)	Includes sales in the United States of $4.80 billion, $4.64 billion and $4.80 billion for fiscal 2019, 2018 and 2017, respectively.
(3)

Includes sales in Germany and Belgium of $2.66 billion and $1.16 billion, respectively, for fiscal 2019. Includes sales in Germany and Belgium of $2.66 billion and $1.08 billion, respectively, for fiscal 2018. Includes sales in Germany and Belgium of $2.29 billion and $930.3 million, respectively, for fiscal 2017.

(4)

Includes sales of $3.20 billion, $2.52 billion and $1.02  billion in Taiwan, China (including Hong Kong) and Singapore, respectively, for fiscal 2019. Includes sales of $2.71 billion, $2.63 billion and $949.5 million in Taiwan, China (including Hong Kong) and Singapore, respectively, for fiscal 2018. Includes sales of $2.18 billion, $2.45 billion and $928.4 million in Taiwan, China (including Hong Kong) and Singapore, respectively, for fiscal 2017.

(5)	Includes property, plant and equipment, net, of $209.9 million, $271.4 million and $289.1 million in the United States for fiscal 2019, 2018 and 2017, respectively.
(6)

Includes property, plant and equipment, net, of $95.2 million, $70.5 million and $25.2 million in Germany, the UK and Belgium, respectively, for fiscal 2019. Fiscal 2018 includes property, plant and equipment, net, of $99.4 million,  $52.5 million and $43.4 million in Germany, the UK and Belgium, respectively. Fiscal 2017 includes property, plant and equipment, net, of $85.6 million,  $52.1 million in and $39.8 million in Germany, the UK and Belgium, respectively.

Listed in the table below are the Company’s major product categories and the related sales for each of the past three fiscal years:

	Years Ended
	June 29,	June 30,	July 1,
	2019	2018	2017
	(Millions)
Semiconductors	$14,973.3	$14,890.9	$13,537.9
Interconnect, passive & electromechanical (IP&E)	3,516.0	3,227.0	2,736.1
Computers	533.1	461.9	504.2
Other	496.2	457.1	661.8
	$19,518.6	$19,036.9	$17,440.0

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

		Facility
		and Contract	Asset
	Severance	Exit Costs	Impairments	Total
	(Thousands)
Fiscal 2019 restructuring expenses	$35,798	$5,034	$54,687	$95,519
Cash payments	(17,312)	(1,601)	—	(18,913)
Non-cash amounts	—	—	(54,698)	(54,698)
Other, principally foreign currency translation	1,718	11	11	1,740
Balance at June 29, 2019	$20,204	$3,444	$—	$23,648

Severance expense recorded in fiscal 2019 related to the reduction, or planned reduction, of approximately 600 employees, primarily in executive management, operations, information technology, warehouse, sales and business support functions. Facility and contract exit costs primarily consist of liabilities for remaining lease obligations for exited facilities and for contractual termination costs. Asset impairments represents an asset impairment expense of $54.7 million relates primarily to software assets that were impaired as a result of the restructuring of information technology operations including the re-prioritization of information technology initiatives and resources. Of the $95.5 million in restructuring expenses recorded during fiscal 2019, $92.4 million related to EC, $2.0 million related to Farnell and $1.1 million related to Corporate executive and business support functions. The Company expects the majority of the remaining amounts to be paid by the end of fiscal 2020.

AVNET, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Fiscal 2018 and prior

During fiscal 2018 and prior, the Company incurred restructuring expenses related to various restructuring actions intended to achieve planned synergies from acquired businesses and to reduce future operating expenses. The fiscal 2019 activity related to the restructuring liabilities from continuing operations established during fiscal 2018 and prior is presented in the following table:

		Facility
		and Contract	Asset
	Severance	Exit Costs	Impairments	Total
	(Thousands)
Balance at June 30, 2018	$25,918	$2,890	$416	$29,224
Cash payments	(21,673)	(983)	—	(22,656)
Changes in estimates, net	(2,501)	(154)	—	(2,655)
Non-cash amounts	—	218	(416)	(198)
Other, principally foreign currency translation	(411)	(34)	—	(445)
Balance at June 29, 2019	$1,333	$1,937	$—	$3,270

As of June 29, 2019, management expects the majority of the remaining severance, and facility exit liabilities related to fiscal 2018 and prior restructuring actions to be paid by the end of fiscal 2020.

SCHEDULE II

AVNET, INC. AND SUBSIDIARIES

VALUATION AND QUALIFYING ACCOUNTS

Years Ended June 29, 2019,  June 30, 2018, and July 1, 2017

	Balance at	Charged to		Charged to				Balance at
	Beginning of	Expense		Other				End of
Account Description	Period	(Income)		Accounts		Deductions		Period
	(Thousands)
Fiscal 2019
Allowance for doubtful accounts	$48,959	$10,360		$—		$(5,820)	(a)	$53,499
Valuation allowance on tax loss carry-forwards	239,483	(5,274)	(b)	(2,746)	(c)	—		231,463
Fiscal 2018
Allowance for doubtful accounts	47,272	6,033		—		(4,346)	(a)	48,959
Valuation allowance on tax loss carry-forwards	241,687	(4,704)	(d)	2,500	(e)	—		239,483
Fiscal 2017
Allowance for doubtful accounts	27,448	10,741		14,361	(f)	(5,278)	(a)	47,272
Valuation allowance on tax loss carry-forwards	63,694	4,477	(g)	173,516	(h)	—		241,687

(a)	Uncollectible receivables written off.
(b)	Primarily represents a reduction due to the release of a valuation allowance.
(c)	Primarily related to impact of current year activities and foreign currency exchange on valuation allowances previously established in various foreign jurisdictions.
(d)	Primarily represents a reduction due to the release of a valuation allowance.
(e)	Primarily related to impact of prior year activities and foreign currency exchange on valuation allowances previously established in various foreign jurisdictions.
(f)	Amount relates to increases to the allowance for doubtful accounts from acquisition and divestiture activity and such amounts were not charged to other accounts.
(g)	Primarily related to an increase of $8.8 million due to the establishment of valuation allowances and a reduction of $4.0 million due to a release in valuation allowances.
(h)	Primarily related to the acquisition of Farnell and other tax attributes recorded for which the Company does not expect to realize a benefit.

INDEX TO EXHIBITS

Exhibit Number		Exhibit

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

3.1		Restated Certificate of Incorporation of the Company (incorporated herein by reference to Exhibit 3(i) to the Company’s Current Report on Form 8-K filed on February 12, 2001).

3.2		By-laws of the Company, effective May 9, 2014 (incorporated herein by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K filed on May 12, 2014).

4.1	*	Description of Registrant’s Securities.

4.2

Indenture dated as of June 22, 2010, between the Company and Wells Fargo Bank, National Association, as Trustee, providing for the issuance of Debt Securities in one or more series (incorporated herein by reference to Exhibit 4.1 to the Company’s Current Report on Form 8-K filed on June 22, 2010).

4.3		Officers’ Certificate establishing the terms of the 5.875% Notes due 2020 (incorporated herein by reference to Exhibit 4.2 to the Company’s Current Report on Form 8-K filed on June 22, 2010).

4.4

Form of Officers’ Certificate establishing the terms of the 4.875% Notes due 2022 (incorporated herein by reference to Exhibit 4.1 to the Company’s Current Report on Form 8-K filed on November 21, 2012).

4.5		Form of Officers’ Certificate establishing the terms of the 4.625% Notes due 2026 (incorporated herein by reference to Exhibit 4.1 to the Company’s Current Report on Form 8-K filed on March 22, 2016).

4.6

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

Executive Compensation Plans and Arrangements

10.1

Form of Letter Agreement between the Company and William Amelio, Thomas Liguori, Ken Arnold, Peter Bartolotta, Philip Gallagher and Michael O’Neill (incorporated herein by reference to Exhibit 10.2 to the Company’s Annual Report on Form 10-K filed on August 17, 2017).

10.2		Form of Employment Agreement between the Company and MaryAnn Miller (incorporated herein by reference to Exhibit 10.3 to the Company’s Annual Report on Form 10-K filed on August 9, 2013).

10.3

Form of Change of Control Agreement between the Company and William Amelio, Thomas Liguori, Ken Arnold, Peter Bartolotta, Philip Gallagher, MaryAnn Miller and Michael O’Neill (incorporated herein by reference to Exhibit 10.3 to the Company’s Current Report on Form 8-K filed on February 15, 2011).

10.4		Form of Indemnity Agreement between the Company and its directors and officers (incorporated herein by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q filed on May 8, 2006).

10.5		Avnet Executive Severance Plan (Effective as of August 10, 2017) (incorporated herein by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q filed on October 30, 2017).

10.6	Avnet Supplemental Executive Officers’ Retirement Plan (2013 Restatement) (incorporated herein by reference to Exhibit 10.13 to the Company’s Annual Report on Form 10-K filed on August 9, 2013).

10.7	Avnet Restoration Plan (2013 Restatement) (incorporated herein by reference to Exhibit 10.14 to the Company’s Annual Report on Form 10-K filed on August 9, 2013).

10.8

Avnet, Inc. 2006 Stock Compensation Plan (Amended and Restated Effective Generally as of January 1, 2009) (incorporated herein by reference to Exhibit 10.5 to the Company’s Current Report on Form 8-K filed on August 13, 2010).

10.9

Avnet, Inc. 2006 Stock Compensation Plan:
(a) Form of non-qualified stock option term sheet
(b) Form of incentive stock option term sheet
(c) Form of performance stock unit term sheet (revised effective August 13, 2009 by (e) below)
(d) Form of incentive stock term sheet.

(incorporated herein by reference to Exhibit 99.1 to the Company’s Current Report on Form 8-K filed on May 16, 2007).

(e) Form of revised performance stock unit term sheet (incorporated herein by reference to Exhibit 99.1 to the Company’s Current Report on Form 8-K filed on August 20, 2009).

10.10

Avnet, Inc. 2010 Stock Compensation Plan (Amended and Restated Effective as of May 8, 2018). (incorporated herein by reference to Exhibit 10.8 to the Company’s Annual Report on Form 10-K filing on August 17, 2018).

10.11

Avnet, Inc. 2010 Stock Compensation Plan:
(a) Form of non-qualified stock option term sheet
(b) Form of incentive stock option term sheet
(c) Form of performance stock unit term sheet
(d) Form of restricted stock unit term sheet
(incorporated herein by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on August 10, 2012).

10.12

Avnet, Inc. 2013 Stock Compensation and Incentive Plan (Amended and Restated Effective as of May 8, 2018). (incorporated herein by reference to Exhibit 10.10 to the Company’s Annual Report on Form 10-K filing on August 17, 2018).

10.13

Avnet, Inc. 2013 Stock Compensation and Incentive Plan:
(a) Form of restricted stock unit term sheet
(b) Form of nonqualified stock option term sheet
(c) Form of performance-based stock option term sheet
(d) Form of performance stock unit term sheet
(incorporated herein by reference to Exhibit 10.15 to the Company’s Annual Report on Form 10-K filed on August 17, 2017).

10.14

Avnet, Inc. 2016 Stock Compensation and Incentive Plan (Amended and Restated Effective as of May 8, 2018). (incorporated herein by reference to Exhibit 10.12 to the Company’s Annual Report on Form 10-K filing on August 17, 2018). Refer to Exhibit 10.13, above, for the form of awards under the 2016 Stock Compensation and Incentive Plan.

10.15

Avnet Deferred Compensation Plan (Amended and Restated Effective as of May 8, 2018). (incorporated herein by reference to Exhibit 10.13 to the Company’s Annual Report on Form 10-K filing on August 17, 2018).

10.16

Avnet, Inc. Deferred Compensation Plan for Outside Directors (Amended and Restated Effective as of May 8, 2018) (incorporated herein by reference to Exhibit 10.5 to the Company’s Annual Report on Form 10-K filing on August 17, 2018).

Bank Agreements

10.17		Securitization Program

(a) Second Amended and Restated Receivables Sale Agreement, dated August 16, 2018, between Avnet, Inc. and Avnet Receivables Corporation (incorporated herein by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed on August 17, 2018).

(b) Fourth Amended and Restated Receivables Purchase Agreement, dated August 16, 2018, among Avnet, Inc., Avnet Receivables Corporation, the companies and financial institutions party thereto and Wells Fargo Bank, N.A., as agent (incorporated herein by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on August 17, 2018).

10.18

Amended and Restated Credit Agreement dated as of June 28, 2018, among Avnet, Inc., each subsidiary of the Company party thereto, Bank of America, N.A., as administrative agent, and each lender party thereto (incorporated herein by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on July 2, 2018).

10.19

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

10.20

Senior Unsecured Term Loan Credit Agreement, dated as of September 14, 2016, between Avnet, Inc., Avnet Holding Europe BVBA, Tenva Group Holdings Limited, the lenders party thereto and Bank of America N.A., as administrative agent (incorporated herein by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on September 15, 2016).

21	*	List of subsidiaries of the Company as of June 29, 2019.

23.1	*	Consent of KPMG LLP.

24.1	*	Power of Attorney (incorporated by reference to the signature page of this Annual Report on Form 10-K).

31.1	*	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	*	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	**	Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	**	Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS	*	XBRL Instance Document.

101.SCH	*	XBRL Taxonomy Extension Schema Document.

101.CAL	*	XBRL Taxonomy Extension Calculation Linkbase Document.

101.LAB	*	XBRL Taxonomy Extension Label Linkbase Document.

101.PRE	*	XBRL Taxonomy Extension Presentation Linkbase Document.

101.DEF	*	XBRL Taxonomy Extension Definition Linkbase Document.

*	Filed herewith.

**	Furnished herewith.