Form 10-Q
period 2019-09-28
AVNET INC
filed 2019-10-25
CIK 8858

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 28, 2019

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _____ to _____

Commission File #1-4224

AVNET, INC.

(Exact name of registrant as specified in its charter)

New York	11-1890605
(State or other jurisdiction	(IRS Employer
of incorporation or organization)	Identification No.)

2211 South 47th Street, Phoenix, Arizona	85034
(Address of principal executive offices)	(Zip Code)

(480) 643-2000

(Registrant’s telephone number, including area code.)

N/A

(Former name, former address and former fiscal year, if changed since last report.)

Securities registered pursuant to Section 12(b) of the Act:

Title of Each Class	Trading Symbol	Name of Each Exchange on Which registered:
Common stock, par value $1.00 per share	AVT	Nasdaq Global Select Market

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☑ No ☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files).

Yes ☑ No ◻

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

As of October 17, 2019, the total number of shares outstanding of the registrant’s Common Stock was 100,962,258 shares, net of treasury shares.

AVNET, INC. AND SUBSIDIARIES

PART I

FINANCIAL INFORMATION

Item 1.	Financial Statements

AVNET, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(Unaudited)

	September 28,	June 29,
	2019	2019
	(Thousands, except share
	amounts)
ASSETS
Current assets:
Cash and cash equivalents	$664,108	$546,105
Receivables, less allowances of $50,541 and $53,499, respectively	3,129,387	3,168,369
Inventories	3,025,980	3,008,424
Prepaid and other current assets	169,471	153,438
Total current assets	6,988,946	6,876,336
Property, plant and equipment, net	437,467	452,171
Goodwill	858,656	876,728
Intangible assets, net	120,139	143,520
Operating lease assets (Note 5)	278,570	—
Other assets	229,559	215,801
Total assets	$8,913,337	$8,564,556
LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Short-term debt	$638,402	$300,538
Accounts payable	2,025,518	1,864,342
Accrued expenses and other	418,230	413,696
Short-term operating lease liabilities (Note 5)	55,149	—
Total current liabilities	3,137,299	2,578,576
Long-term debt	1,191,975	1,419,922
Long-term operating lease liabilities (Note 5)	245,406	—
Other liabilities	380,586	425,585
Total liabilities	4,955,266	4,424,083
Commitments and contingencies (Note 7)
Shareholders’ equity:
Common stock $1.00 par; authorized 300,000,000 shares; issued 101,470,636 shares and 104,037,769 shares, respectively	101,471	104,038
Additional paid-in capital	1,580,706	1,573,005
Retained earnings	2,678,266	2,767,469
Accumulated other comprehensive loss	(402,372)	(304,039)
Total shareholders’ equity	3,958,071	4,140,473
Total liabilities and shareholders’ equity	$8,913,337	$8,564,556

See notes to consolidated financial statements.

AVNET, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

	First Quarters Ended
	September 28,	September 29,
	2019	2018
	(Thousands, except per share amounts)
Sales	$4,630,009	$5,089,879
Cost of sales	4,086,170	4,453,129
Gross profit	543,839	636,750
Selling, general and administrative expenses	456,503	475,146
Restructuring, integration and other expenses	24,598	14,788
Operating income	62,738	146,816
Other income (expense), net	4,931	(1,892)
Interest and other financing expenses, net	(33,631)	(30,093)
Income from continuing operations before taxes	34,038	114,831
Income tax (benefit) expense	(7,714)	31,302
Income from continuing operations, net of tax	41,752	83,529
Income from discontinued operations, net of tax	—	195
Net income	41,752	83,724

Earnings per share - basic:
Continuing operations	$0.40	$0.73
Discontinued operations	—	—
Net income per share basic	0.40	0.73

Earnings per share - diluted:
Continuing operations	$0.40	$0.72
Discontinued operations	—	—
Net income per share diluted	0.40	0.72

Shares used to compute earnings per share:
Basic	103,130	115,260
Diluted	104,377	116,471
Cash dividends paid per common share	$0.21	$0.20

See notes to consolidated financial statements.

AVNET, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(Unaudited)

	First Quarters Ended
	September 28,	September 29,
	2019	2018
	(Thousands)
Net income	$41,752	$83,724
Other comprehensive (loss) income, net of tax:
Foreign currency translation and other	(102,146)	8,801
Pension adjustments, net	3,813	756
Total comprehensive (loss) income	$(56,581)	$93,281

See notes to consolidated financial statements.

AVNET, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY

(unaudited)

					Accumulated
	Common	Common	Additional		Other	Total
	Stock-	Stock-	Paid-In	Retained	Comprehensive	Shareholders’
	Shares	Amount	Capital	Earnings	(Loss) Income	Equity
	(Thousands)
Balance, June 29, 2019	104,038	$104,038	$1,573,005	$2,767,469	$(304,039)	$4,140,473
Net income	—	—	—	41,752	—	41,752
Other comprehensive loss	—	—	—	—	(98,333)	(98,333)
Cash dividends	—	—	—	(21,451)	—	(21,451)
Repurchases of common stock	(2,631)	(2,631)	—	(109,504)	—	(112,135)
Stock-based compensation	64	64	7,701	—	—	7,765
Balance, September 28, 2019	101,471	$101,471	$1,580,706	$2,678,266	$(402,372)	$3,958,071

					Accumulated
	Common	Common	Additional		Other	Total
	Stock-	Stock-	Paid-In	Retained	Comprehensive	Shareholders’
	Shares	Amount	Capital	Earnings	(Loss) Income	Equity
	(Thousands)
Balance, June 30, 2018	115,825	$115,825	$1,528,713	$3,235,894	$(195,351)	$4,685,081
Net income	—	—	—	83,724	—	83,724
Other comprehensive income	—	—	—	—	9,557	9,557
Cash dividends	—	—	—	(22,932)	—	(22,932)
Repurchases of common stock	(3,315)	(3,315)	—	(153,582)	—	(156,897)
Effects of new accounting principles	—	—	—	(3,832)	—	(3,832)
Stock-based compensation	521	521	25,851	—	—	26,372
Balance, September 29, 2018	113,031	$113,031	$1,554,564	$3,139,272	$(185,794)	$4,621,073

See notes to consolidated financial statements.

AVNET, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	First Quarters Ended
	September 28,	September 29,
	2019	2018

	(Thousands)
Cash flows from operating activities:
Net income	$41,752	$83,724
Less: Income from discontinued operations, net of tax	—	195
Income from continuing operations	41,752	83,529

Non-cash and other reconciling items:
Depreciation	24,669	25,389
Amortization	19,911	20,810
Amortization of operating lease asset	15,839	—
Deferred income taxes	(3,970)	36,830
Stock-based compensation	7,218	9,044
Other, net	8,034	14,994
Changes in (net of effects from businesses acquired and divested):
Receivables	(6,703)	(19,292)
Inventories	(64,194)	(269,649)
Accounts payable	189,746	95,119
Accrued expenses and other, net	(36,660)	(81,753)
Net cash flows provided (used) for operating activities - continuing operations	195,642	(84,979)
Net cash flows provided (used) for operating activities	195,642	(84,979)

Cash flows from financing activities:
Borrowings (repayments) under accounts receivable securitization, net	110,800	(40,000)
Repayments under senior unsecured credit facility, net	(1,100)	(1,217)
Repayments under bank credit facilities and other debt, net	(745)	(50,330)
Repurchases of common stock	(110,805)	(149,094)
Dividends paid on common stock	(21,451)	(22,932)
Other, net	548	17,328
Net cash flows used for financing activities - continuing operations	(22,753)	(246,245)
Net cash flows used for financing activities	(22,753)	(246,245)

Cash flows from investing activities:
Purchases of property, plant and equipment	(29,864)	(41,007)
Other, net	(12,515)	65
Net cash flows used for investing activities - continuing operations	(42,379)	(40,942)
Net cash flows provided by investing activities - discontinued operations	—	120,000
Net cash flows (used) provided by investing activities	(42,379)	79,058

Effect of currency exchange rate changes on cash and cash equivalents	(12,507)	(3,107)

Cash and cash equivalents:
— increase (decrease)	118,003	(255,273)
— at beginning of period	546,105	621,125
— at end of period	$664,108	$365,852

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

Interim results of operations are not necessarily indicative of the results to be expected for the full fiscal year. The information included in this Form 10-Q should be read in conjunction with the consolidated financial statements and accompanying notes included in the Company’s Annual Report on Form 10-K for the fiscal year ended June 29, 2019.

Certain reclassifications have been made in prior periods to conform to the current period presentation.

Recently adopted accounting pronouncements

The Company adopted Accounting Standards Update (“ASU”) No. 2016-02, “Leases (Topic 842),” and its related amendments (collectively “ASC 842”) on June 30, 2019 (the first day of fiscal 2020) using the modified transition approach without restating the comparative period consolidated financial statements. The standard requires lessees to recognize a right-of-use (“ROU”) asset and lease liability for all leases.

The adoption of ASC 842 did not have a material impact on the Company’s consolidated statements of operations or retained earnings. The Company elected the package of practical expedients permitted under the transition guidance that allowed, among other things, the historical lease classification to be carried forward without reassessment and the hindsight practical expedient. The Company elected to not separate lease and non-lease components for its real estate leases. Refer to Note 5 for additional disclosures related to leases.

In August 2017, the FASB issued ASU 2017-12, Derivatives and Hedging (Topic 815) - Targeted Improvements to Accounting for Hedging Activities” and its related amendments (collectively “ASC 815”), which improves the financial reporting of hedging relationships to better portray the economic results of an entity’s risk management activities in its financial statements and makes certain targeted improvements to simplify the qualification and application of hedge accounting compared to current GAAP. This update is effective for fiscal years beginning after December 15, 2018, with early adoption permitted. The adoption of ASC 815 in the first quarter of fiscal 2020 did not have any impact on the Company’s consolidated financial statements.

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

AVNET, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

In August 2018, the FASB issued Accounting Standards Update No. 2018-14, Compensation-Retirement Benefits-Defined Benefit Plans-General (Subtopic 715-20): Disclosure Framework-Changes to the Disclosure Requirements for Defined Benefit Plans (“ASU No. 2018-14”). The new guidance modifies the disclosure requirements for employers that sponsor defined benefit pension or other postretirement plans, including removing certain previous disclosure requirements, adding certain new disclosure requirements, and clarifying certain other disclosure requirements. The ASU will be effective for the Company in the first quarter of fiscal 2022, and early adoption is permitted. The Company’s planned adoption of ASU 2018-14 is not expected to have an impact on the Company’s consolidated financial statements.

2. Discontinued operations

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

3. Goodwill and intangible assets

Goodwill

The following table presents the change in goodwill by reportable segment for the three months ended September 28, 2019.

	Electronic
	Components	Farnell	Total
	(Thousands)
Carrying value at June 29, 2019 (1)	$390,896	$485,832	$876,728
Additions from acquisitions	—	—	—
Foreign currency translation	(5,108)	(12,964)	(18,072)
Carrying value at September 28, 2019 (1)	$385,788	$472,868	$858,656
(1)Includes accumulated impairment of $1,045,110 from fiscal 2009, $181,440 from fiscal 2018 and $137,396 from fiscal 2019

The Company evaluates each quarter if facts and circumstances indicate that it is more likely than not that the fair value of its reporting units is less than their carrying value, which would require the Company to perform an interim goodwill impairment test. Indicators the Company evaluates to determine whether an interim goodwill impairment test is necessary include, but are not limited to, (i) a sustained decrease in share price or market capitalization as of any fiscal quarter end, (ii) changes in the macroeconomic or industry environments, (iii) the results of and the amount of time passed since the last goodwill impairment test and (iv) the long-term expected financial performance of its reporting units. During the first quarter of fiscal 2020, the Company concluded that an interim goodwill impairment test was not required.

AVNET, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

Intangible Assets

The following table presents the Company’s acquired intangible assets at September 28, 2019, and June 29, 2019, respectively.

	September 28, 2019			June 29, 2019
	Acquired	Accumulated	Net Book	Acquired	Accumulated	Net Book
	Amount	Amortization	Value	Amount	Amortization	Value
	(Thousands)
Customer related	$284,993	$(218,402)	$66,591	$292,266	$(208,329)	$83,937
Trade name	51,323	(26,107)	25,216	52,760	(24,752)	28,008
Technology and other	62,255	(33,923)	28,332	63,753	(32,178)	31,575
	$398,571	$(278,432)	$120,139	$408,779	$(265,259)	$143,520

Intangible asset amortization expense from continuing operations was $19.9 million and $20.8 million for the first quarters of fiscal 2020 and 2019, respectively. Intangible assets have a weighted average remaining useful life of approximately two years. The following table presents the estimated future amortization expense for the remainder of fiscal 2020 and the next five fiscal years (in thousands):

Fiscal Year
Remainder of fiscal 2020	$59,212
2021	39,439
2022	14,132
2023	5,864
2024	1,492
2025	—
Total	$120,139

4. Debt

Short-term debt consists of the following (in thousands):

	September 28,	June 29,	September 28,	June 29,
	2019	2019	2019	2019
	Interest Rate		Carrying Balance
Bank credit facilities and other	1.08%	1.02%	$302	$538
Accounts receivable securitization program	2.80%	—	338,100	—
Public notes due June 2020	5.88%	5.88%	300,000	300,000
Short-term debt			$638,402	$300,538

Bank credit facilities and other consists primarily of various committed and uncommitted lines of credit and other forms of bank debt with financial institutions utilized primarily to support the working capital requirements of the Company including its foreign operations.

AVNET, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

The Company has an accounts receivable securitization program (the “Securitization Program”) in the United States with a group of financial institutions to allow the Company to transfer, on an ongoing revolving basis, an undivided interest in a designated pool of trade accounts receivable, to provide security or collateral for borrowings up to a maximum of $500 million. The Securitization Program does not qualify for off balance sheet accounting treatment and any borrowings under the Securitization Program are recorded as debt in the consolidated balance sheets. Under the Securitization Program, the Company legally sells and isolates certain U.S. trade accounts receivable into a wholly owned and consolidated bankruptcy remote special purpose entity. Such receivables, which are recorded within “Receivables” in the consolidated balance sheets, totaled $839.6 million and $857.3 million at September 28, 2019, and June 29, 2019, respectively. The Securitization Program contains certain covenants relating to the quality of the receivables sold. The Securitization Program also requires the Company to maintain certain minimum interest coverage and leverage ratios, which the Company was in compliance with as of September 28, 2019, and June 29, 2019. The Securitization Program expires in August 2020 and as a result the Company has classified outstanding balances as short-term debt as of September 28, 2019. Interest on borrowings is calculated using a one-month LIBOR rate plus a spread of 0.75%. The facility fee on the unused balance of the facility is up to 0.35%.

Long-term debt consists of the following (in thousands):

	September 28,	June 29,	September 28,	June 29,
	2019	2019	2019	2019
	Interest Rate		Carrying Balance
Revolving credit facilities:
Accounts receivable securitization program	—	3.15%	$—	$227,300
Credit Facility	—	5.68%	—	1,100
Public notes due:
December 2021	3.75%	3.75%	300,000	300,000
December 2022	4.88%	4.88%	350,000	350,000
April 2026	4.63%	4.63%	550,000	550,000
Other long-term debt	1.12%	1.00%	348	403
Long-term debt before discount and debt issuance costs			1,200,348	1,428,803
Discount and debt issuance costs – unamortized			(8,373)	(8,881)
Long-term debt			$1,191,975	$1,419,922

The Company has a five-year $1.25 billion senior unsecured revolving credit facility (the “Credit Facility”) with a syndicate of banks, consisting of revolving credit facilities and the issuance of up to $200.0 million of letters of credit and up to $300.0 million of loans in certain approved currencies, which expires in June 2023. Subject to certain conditions, the Credit Facility may be increased up to $1.50 billion. Under the Credit Facility, the Company may select from various interest rate options, currencies and maturities. The Credit Facility contains certain covenants including various limitations on debt incurrence, share repurchases, dividends, investments and capital expenditures. The Credit Facility also includes financial covenants requiring the Company to maintain minimum interest coverage and leverage ratios, which the Company was in compliance with as of September 28, 2019 and June 29, 2019. As of September 28, 2019, and June 29, 2019, there were $4.2 million and $4.0 million, respectively, in letters of credit issued under the Credit Facility.

AVNET, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

As of September 28, 2019, the carrying value and fair value of the Company’s total debt was $1.83 billion and $1.91 billion, respectively. At June 29, 2019, the carrying value and fair value of the Company’s total debt was $1.72 billion and $1.78 billion, respectively. Fair value for the public notes was estimated based upon quoted market prices and for other forms of debt fair value approximates carrying value due to the market based variable nature of the interest rates on those debt facilities.

5. Leases

Substantially all the Company’s leases are classified as operating leases and are predominately related to real property for distribution centers, office space and integration facilities with a remaining lease term of up to 19 years. The Company’s equipment leases are primarily for automobiles and equipment and are not material to the consolidated financial statements.

The Company determines if an arrangement contains a lease at inception based on whether it conveys the right to control the use of an identified asset in exchange for consideration. Lease right-of-use assets (“operating lease assets”) and associated liabilities (“operating lease liabilities”) are recognized at the commencement date of the lease based on the present value of lease payments over the lease term. Certain lease agreements may include one or more options to extend or terminate a lease. Lease terms are inclusive of these options if it is reasonably certain that the Company will exercise such options.

The Company’s leases generally do not provide a readily determinable implicit borrowing rate, as such, the discount rate used to calculate present value is the Company’s incremental secured borrowing rate. The incremental secured borrowing rates used at the date of adoption for each lease varies in accordance with the remaining lease term and the currency of the lease payments. Lease cost is recognized on a straight-line basis over the lease term and is included as a component of “Selling, general, and administrative expenses” in the consolidated statements of operations. Lease payments are primarily fixed; however, certain lease agreements contain variable payments, which are expensed as incurred and not included in the measurement of operating lease assets and liabilities.

The components of lease cost related to the Company’s operating leases were as follows (in thousands):

First Quarter
Ended
September 28, 2019
Operating lease cost	$18,802
Variable lease cost	5,268
Total lease cost	$24,070

Future minimum operating lease payments as of September 28, 2019 are as follows (in thousands):

Fiscal Year
Remainder of fiscal 2020	$49,441
2021	53,034
2022	42,442
2023	36,932
2024	29,215
Thereafter	158,895
Total future operating lease payments	369,959
Total imputed interest on operating lease liabilities	(69,404)
Total operating lease liabilities	$300,555

AVNET, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

Prior to the Company’s adoption of ASC 842, future minimum operating lease payments as of June 29, 2019, were as follows (in thousands) on an undiscounted basis and excluding non-lease components:

Fiscal Year
2020	$68,710
2021	52,225
2022	42,069
2023	32,245
2024	23,305
Thereafter	85,196
Total lease payments	$303,750

Other information pertaining to operating leases consists of the following:

Operating Lease Term and Discount Rate
Weighted-average remaining lease term in years	9.6
Weighted-average discount rate	3.8%

Supplemental cash flow information related to the Company’s operating leases for the three months ended September 28, 2019 was as follows (in thousands):

Supplemental Cash Flow Information:
Cash paid for operating lease liabilities	$15,322
Operating lease assets obtained from new operating lease liabilities	6,404

6. Derivative financial instruments

Many of the Company’s subsidiaries purchase and sell products in currencies other than their functional currencies. This subjects the Company to the risks associated with fluctuations in foreign currency exchange rates. The Company reduces this risk by utilizing natural hedging (e.g., offsetting receivables and payables in the same foreign currency) as well as by creating offsetting positions through the use of derivative financial instruments, primarily forward foreign exchange contracts typically with maturities of less than 60 days (“economic hedges”), but no longer than one year. The Company continues to have exposure to foreign currency risks to the extent they are not economically hedged. The Company adjusts any economic hedges to fair value through the consolidated statements of operations primarily within “Other income (expense), net.” The fair value of forward foreign exchange contracts, which are based upon Level 2 criteria under the ASC 820 fair value hierarchy, are classified in the captions “Prepaid and other current assets” or “Accrued expenses and other,” as applicable, in the accompanying consolidated balance sheets as of September 28, 2019 and June 29, 2019. The Company’s master netting and other similar arrangements with various financial institutions related to derivative financial instruments allow for the right of offset. The Company’s policy is to present derivative financial instruments with the same counterparty as either a net asset or liability when the right of offset exists.

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

AVNET, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

The fair values of forward foreign currency exchange contracts not receiving hedge accounting treatment recorded in the Company’s consolidated balance sheets are as follows:

	September 28,	June 29,
	2019	2019
	(Thousands)
Prepaid and other current assets	$4,058	$5,511
Accrued expenses and other	5,705	6,154

The amounts recorded to other income (expense), net, related to derivative financial instruments for economic hedges are as follows:

	First Quarters Ended
	September 28,	September 29,
	2019	2018
	(Thousands)
Net derivative financial instrument gain	$9,500	$2,792

Under the Company’s economic hedging policies, gains and losses on the derivative financial instruments are classified within the same line item in the consolidated statements of operations as the underlying assets or liabilities being economically hedged.

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

The Company is also currently subject to various pending and potential legal matters and investigations relating to compliance with governmental laws and regulations, including import/export and environmental matters. For certain of these matters it is not possible to determine the ultimate outcome, and the Company cannot reasonably estimate the maximum potential exposure or the range of possible loss for such matters due primarily to being in the early stages of the related proceedings and investigations. The Company currently believes that the resolution of such matters will not have a material adverse effect on the Company’s financial position or liquidity but could possibly be material to its results of operations in any one reporting period.

As of September 28, 2019, and June 29, 2019, the Company had aggregate estimated liabilities of $14.7 million classified within accrued expenses and other for such compliance-related matters that were reasonably estimable as of such dates.

AVNET, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

8. Income taxes

The Company’s effective tax rate on its income from continuing operations before taxes was (22.7)% in the first quarter of fiscal 2020 as compared with 27.3% in the first quarter of fiscal 2019. During the first quarter of fiscal 2020, the Company’s effective tax rate was favorably impacted primarily by (i) the release of unrecognized tax benefit reserves and (ii) the mix of income in lower tax jurisdictions. During the first quarter of fiscal 2019, the Company’s effective tax rate was unfavorably impacted primarily by (i) an adjustment to the provisional estimate for the one-time mandatory deemed repatriation tax liability recorded under the requirements of recent tax law changes in the United States (the “Act”) and (ii) increases in unrecognized tax benefits, partially offset by (iii) an adjustment to the provisional deferred tax impacts of the Act and (iv) the mix of income in lower tax jurisdictions.

The Company’s effective tax rates in fiscal years 2019 and 2020 are based on the Company’s interpretation of tax regulations under the Act including the computation of Global Intangible Low Taxed Income (“GILTI”). The Company has made a policy election to account for any impacts of the GILTI tax as a period expense. The Company’s effective tax rate may change in future periods due to changes in U.S. tax regulations and the issuance of additional guidance related to the Act.

9. Pension plan

The Company has a noncontributory defined benefit pension plan that covers substantially all current or former U.S. employees (the “Plan”). Components of net periodic pension cost for the Plan were as follows:

	First Quarters Ended
	September 28,	September 29,
	2019	2018
	(Thousands)
Service cost	$3,786	$3,734
Total net periodic pension cost within selling, general and administrative expenses	3,786	3,734

Interest cost	5,638	6,614
Expected return on plan assets	(12,668)	(13,301)
Amortization of prior service cost (credit)	534	(393)
Recognized net actuarial loss	3,637	2,535
Total net periodic pension benefit within other income (expense), net	(2,859)	(4,545)

Net periodic pension cost (benefit)	$927	$(811)

The Company expects to make contributions to the Plan of $8.0 million during fiscal 2020. There were no contributions made during the first quarter of fiscal 2020.

Amounts reclassified out of accumulated other comprehensive income, net of tax, to other income (expense), net during the first quarters of fiscal 2020 and fiscal 2019 were not material and substantially all related to net periodic pension costs including recognition of actuarial losses and amortization of prior service costs and credits.

AVNET, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

10. Shareholders’ equity

Share repurchase program

In August 2019, the Company’s Board of Directors authorized a $500 million increase in the Company’s existing share repurchase program, increasing the cumulative total of authorized share repurchases to $2.95 billion of common stock in the open market or through privately negotiated transactions. The timing and actual number of shares repurchased will depend on a variety of factors such as share price, corporate and regulatory requirements, and prevailing market conditions. During the three months ended September 28, 2019, the Company repurchased 2.6 million shares under this program for a total cost of $112.1 million. As of September 28, 2019, the Company had $593.3 million remaining under its share repurchase authorization.

Common stock dividend

In August 2019, the Company’s Board of Directors approved a dividend of $0.21 per common share and dividend payments of $21.5 million were made in September 2019.

11. Earnings per share

	First Quarters Ended
	September 28,	September 29,
	2019	2018
	(Thousands, except per share data)
Numerator:
Income from continuing operations	$41,752	$83,529
Income from discontinued operations	—	195
Net income	$41,752	$83,724

Denominator:
Weighted average common shares for basic earnings per share	103,130	115,260
Net effect of dilutive stock based compensation awards	1,247	1,211
Weighted average common shares for diluted earnings per share	104,377	116,471
Basic earnings per share - continuing operations	$0.40	$0.73
Basic earnings per share - discontinued operations	—	—
Basic earnings per share	$0.40	$0.73
Diluted earnings per share - continuing operations	$0.40	$0.72
Diluted earnings per share - discontinued operations	—	—
Diluted earnings per share	$0.40	$0.72
Stock options excluded from earnings per share calculation due to anti-dilutive effect	388	1,113

AVNET, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

12. Additional cash flow information

Non-cash investing and financing activities and supplemental cash flow information were as follows:

	First Quarters Ended
	September 28,	September 29,
	2019	2018
	(Thousands)
Non-cash Investing Activities:
Capital expenditures incurred but not paid	$7,500	$9,690
Non-cash Financing Activities:
Unsettled share repurchases	$2,734	$11,228
Supplemental Cash Flow Information:
Interest	$19,214	$13,826
Income tax (refunds) payments - continuing and discontinued operations	(5,192)	54,519

Included in cash and cash equivalents as of September 28, 2019 and June 29, 2019 was $16.1 million and $9.4 million, respectively, of cash equivalents, which was primarily comprised of investment grade money market funds and overnight time deposits.

AVNET, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

13. Segment information

Electronic Components (“EC”) and Farnell (“Farnell”) are the Company’s reportable segments (“operating groups”). EC markets and sells semiconductors and interconnect, passive and electromechanical devices and integrated components to a diverse customer base serving many end-markets. Farnell distributes electronic components and related products to the electronic system design community utilizing multi-channel sales and marketing resources.

	First Quarters Ended
	September 28,	September 29,
	2019	2018
	(Thousands)
Sales:
Electronic Components	$4,294,187	$4,710,825
Farnell	335,822	379,054
	4,630,009	5,089,879
Operating income:
Electronic Components	$112,286	$161,913
Farnell	21,805	40,793
	134,091	202,706
Corporate (1)	(26,677)	(20,175)
Restructuring, integration and other expenses	(24,598)	(14,788)
Amortization of acquired intangible assets and other	(20,078)	(20,927)
Operating income	$62,738	$146,816

Sales, by geographic area:
Americas (2)	$1,215,757	$1,271,793
EMEA (3)	1,470,924	1,714,917
Asia/Pacific (4)	1,943,328	2,103,169
Sales	$4,630,009	$5,089,879

(1)

Corporate is not a reportable segment and represents certain centrally incurred overhead expenses and assets that are not included in the EC and Farnell measures of profitability or assets. Corporate amounts represent a reconciling item between segment measures of profitability or assets and total Avnet amounts reported in the consolidated financial statements.

(2)	Includes sales from the United States of $1.14 billion and $1.18 billion for the first quarters ended September 28, 2019 and September 29, 2018, respectively.

(3)

Includes sales from Germany and Belgium of $580.3 million and $277.8 million, respectively, for the first quarter ended September 28, 2019. Includes sales from Germany and Belgium of $685.7 million and $280.1 million, respectively, for the first quarter ended September 29, 2018.

(4)

Includes sales from China (including Hong Kong), Taiwan and Singapore of $623.5 million, $870.4 million and $239.6 million, respectively, for the first quarter ended September 28, 2019. Includes sales from China (including Hong Kong), Taiwan and Singapore of $693.1 million, $888.7 million and $280.4 million, respectively, for the first quarter ended September 29, 2018.

AVNET, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

	September 28,	June 29,
	2019	2019
	(Thousands)
Property, plant, and equipment, net, by geographic area:
Americas (1)	$208,925	$213,802
EMEA (2)	192,338	200,379
Asia/Pacific	36,204	37,990
Property, plant, and equipment, net	$437,467	$452,171

(1)	Includes property, plant and equipment, net, of $205.4 million and $209.9 million as of September 28, 2019, and June 29, 2019, respectively, in the United States.

(2)

Includes property, plant and equipment, net, of $87.3 million, $72.0 million and $23.5 million in Germany, the UK and Belgium, respectively, as of September 28, 2019; and $95.2 million, $70.5 million and $25.2 million in Germany, the UK and Belgium, respectively, as of June 29, 2019.

14. Restructuring expenses

Fiscal 2020

During fiscal 2020, the Company undertook restructuring actions in order to improve operating efficiencies and further integrate the acquisition of Farnell. Restructuring expenses are included as a component of restructuring, integration and other expenses in the consolidated statements of operations. The activity related to the restructuring liabilities and assets established during fiscal 2020 is presented in the following table:

		Asset
	Severance	Impairments	Total
	(Thousands)
Fiscal 2020 restructuring expenses	$11,576	$6,711	$18,287
Cash payments	(5,730)	—	(5,730)
Non-cash amounts	—	(6,711)	(6,711)
Other, principally foreign currency translation	(115)	—	(115)
Balance at September 28, 2019	$5,731	$—	$5,731

Severance expense recorded in the first quarter of fiscal 2020 related to the reduction, or planned reduction, of over 200 employees, primarily in executive management, operations, information technology, warehouse, sales and business support functions. Asset impairments relate primarily to software assets that were impaired as a result of the restructuring of information technology operations including the re-prioritization of information technology initiatives and resources. Of the $18.3 million in restructuring expenses recorded during the first quarter of fiscal 2020, $15.1 million related to EC and $3.2 million related to Farnell. The Company expects the majority of the remaining severance amounts to be paid by the end of fiscal 2020.

AVNET, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

Fiscal 2019 and prior

During fiscal 2019 and prior, the Company incurred restructuring expenses related to various restructuring actions intended to achieve planned synergies from acquired businesses and to reduce future operating expenses. The following table presents the activity during the first quarter of fiscal 2020 related to the remaining restructuring liabilities from continuing operations established during fiscal 2019 and prior:

		Facility
		and Contract
	Severance	Exit Costs	Total
	(Thousands)
Balance at June 29, 2019	$21,537	$5,381	$26,918
Cash payments	(7,231)	(2,055)	(9,286)
Changes in estimates, net	(1,455)	618	(837)
Other, principally foreign currency translation	(63)	(124)	(187)
Balance at September 28, 2019	$12,788	$3,820	$16,608

The Company expects the majority of the remaining amounts to be paid by the end of fiscal 2020.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

For a description of the Company’s critical accounting policies and an understanding of the significant factors that influenced the Company’s performance during the quarter ended September 28, 2019, this Management’s Discussion and Analysis of Financial Condition and Results of Operations (“MD&A”) should be read in conjunction with the consolidated financial statements, including the related notes, appearing in Item 1 of this Quarterly Report on Form 10-Q, as well as the Company’s Annual Report on Form 10-K for the fiscal year ended June 29, 2019.

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

In addition to disclosing financial results that are determined in accordance with generally accepted accounting principles in the U.S. (“GAAP”), the Company also discloses certain non-GAAP financial information, including:

●	Sales adjusted for certain items that impact the year-over-year analysis, which includes the impact of certain acquisitions by adjusting Avnet’s prior periods to include the sales of acquired businesses, as if the acquisitions had occurred at the beginning of the earliest period presented. Sales taking into account these adjustments are referred to as “organic sales.”

●	Operating income excluding (i) restructuring, integration and other expenses (see Restructuring, Integration and Other Expenses in this MD&A), (ii) goodwill impairment expense and (iii) amortization of acquired intangible assets and other. Operating income excluding such amounts is referred to as “adjusted operating income.”

The reconciliation of operating income to adjusted operating income is presented in the following table:

	First Quarters Ended
	September 28,	September 29,
	2019	2018
	(Thousands)
Operating income	$62,738	$146,816
Restructuring, integration and other expenses	24,598	14,788
Amortization of acquired intangible assets and other	20,078	20,927
Adjusted operating income	$107,414	$182,531

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

Avnet has two primary operating groups — Electronic Components (“EC”) and Farnell (“Farnell”). Both operating groups have operations in each of the three major economic regions of the world: (i) the Americas, (ii) Europe, Middle East and Africa (“EMEA”) and (iii) Asia/Pacific (“Asia”). A summary of each operating group is provided in Note 13, “Segment information” to the Company’s consolidated financial statements included in this Quarterly Report on Form 10-Q.

Results of Operations

Executive Summary

Sales of $4.63 billion were down 9.0% year over year and 7.8% in constant currency as compared to prior year first quarter sales of $5.09 billion. Both operating groups in all three regions contributed to the year-over-year decline in sales as the global industry-wide slowdown resulted in weaker year over year demand.

Gross profit margin of 11.7% decreased 76 basis points compared to 12.5% in the first quarter of fiscal 2019 primarily due to gross profit declines at both EC and Farnell.

Operating income of $62.7 million decreased $84.1 million or 57.3% as compared to the first quarter of fiscal 2019. Operating income margin was 1.4% in the first quarter of fiscal 2020 as compared with a 2.9% in the first quarter of fiscal 2019. Both periods included amortization and restructuring, integration and other expenses. Excluding these expenses from both periods, adjusted operating income margin was 2.3% in the first quarter of fiscal 2020 as compared to 3.6% in the first quarter of fiscal 2019, a decline of 127 basis points. The decrease in operating income and operating income margin is primarily due to the decrease in sales and gross profit margin, partially offset by reductions in operating expenses from the Company’s restructuring and integration efforts.

Sales

The following table presents reported and organic sales growth rates between fiscal 2020 and fiscal 2019 for the first quarter of fiscal 2020.

	First Quarters Ended
				As Reported
	Sales	Sales	As Reported	and Organic
	as Reported	as Reported	and	Year-Year %
	and Organic	and Organic	Organic	Change in
	Fiscal	Fiscal	Year-Year	Constant
	2020	2019	% Change	Currency
	(Dollars in thousands)
Avnet	$4,630,009	$5,089,879	(9.0)%	(7.8)%
Avnet by region
Americas	$1,215,757	$1,271,793	(4.4)%	(4.4)%
EMEA	1,470,924	1,714,917	(14.2)	(10.5)
Asia	1,943,328	2,103,169	(7.6)	(7.7)
Avnet by segment
EC	$4,294,187	$4,710,825	(8.8)%	(7.7)%
Farnell	335,822	379,054	(11.4)	(9.0)

Sales for the first quarter of fiscal 2020 were down $459.9 million, or 9.0%, from the prior year first quarter sales of $5.09 billion. Sales in constant currency decreased 7.8% over the prior year first quarter with all three regions of both operating groups contributing to the decline. These decreases are primarily due to the current industry-wide economic downturn.

EC sales of $4.29 billion in the first quarter of fiscal 2020 decreased $416.6 million or 8.8% from the prior year first quarter sales of $4.71 billion. EC sales in constant currency declined 7.7% in constant currency year over year. Farnell sales for the first quarter of fiscal 2020 were $335.8 million, a decrease of $43.2 million or 11.4% from the prior year first quarter sales of $379.1 million. Farnell sales in constant currency declined 9.0% year over year.

On a regional basis, sales declined 4.4% in the Americas, 10.5% in EMEA in constant currency and 7.7% in Asia in constant currency. All the regional declines are primarily due to the industry-wide economic downturn impacting the demand for electronic components.

As a result of the recent notification the Company received from Texas Instruments (“TI”) related to the termination of the Company’s distribution agreement, the Company may experience lower sales and gross profit in the future if the impact of the termination is not offset by sales growth, gross margin improvements or operating cost reductions from strategic initiatives designed to mitigate such impacts. Sales from TI products represented approximately 10% of total sales in fiscal 2019.

Gross Profit and Gross Profit Margins

Gross profit for the first quarter of fiscal 2020 was $543.8 million, a decrease of $92.9 million, or 14.6%, from the first quarter of fiscal 2019 gross profit of $636.8 million driven primarily by the decline in sales. Gross profit margin decreased 76 basis points to 11.7% from the first quarter of fiscal 2019 gross profit margin of 12.5% driven by declines in gross profit margin in both operating segments, most predominately in the Company’s Farnell segment. The declines in gross profit margin in both operating groups are primarily due to a combination of product and customer mix, geographical market mix and overall declines in gross profit margin due to current market conditions.

Selling, General and Administrative Expenses

Selling, general and administrative expenses (“SG&A expenses”) were $456.5 million in the first quarter of fiscal 2020, a decrease of $18.6 million, or 3.9%, from the first quarter of fiscal 2019. The year-over-year decrease in SG&A expenses was primarily due to a reduction of expenses resulting from management’s restructuring programs, the impact of changes in foreign currency translation rates year over year and from the decline in sales.

Metrics that management monitors with respect to its operating expenses are SG&A expenses as a percentage of sales and as a percentage of gross profit. In the first quarter of fiscal 2020, SG&A expenses as a percentage of sales were 9.9% and as a percentage of gross profit were 83.9%, as compared with 9.3% and 74.6%, respectively, in the first quarter of fiscal 2019. The increase in SG&A expenses as a percentage of both sales and gross profit is primarily the result of the decrease in sales and gross profit margin, partially offset by the decline in SG&A expenses.

Restructuring, Integration and Other Expenses

As a result of management’s focus on improving operating efficiencies and further integrating the acquisition of Farnell, the Company has incurred certain restructuring costs. These costs also related to the continued transformation of the Company’s information technology, distribution center footprint and business operations including the re-prioritization of its information technology initiatives and resources. In addition, the Company incurred integration, accelerated depreciation and other costs. Integration costs are primarily related to the integration of acquired businesses including Farnell, the integration of certain regional and global businesses, and incremental costs incurred as part of the consolidation, relocation, sale and closure of distribution centers and office facilities. Accelerated depreciation relates to the incremental depreciation expense incurred related to the shortening of the estimated useful life for certain information technology assets. Other costs consist primarily of any other miscellaneous costs that relate to restructuring, integration and other expenses including acquisition related costs.

The Company recorded restructuring, integration and other expenses of $24.6 million during the first quarter of fiscal 2020. The Company recorded $18.3 million of restructuring costs in the first quarter of fiscal 2020, which are expected to provide approximately $20.0 million in annual operating expense savings once such restructuring actions are completed. Included in the restructuring costs was severance costs of $11.6 million and a $6.7 million non-cash impairment expense related to information technology software. During the first quarter of fiscal 2020, the Company also incurred integration costs of $1.7 million, accelerated depreciation expense of $2.7 million, other costs of $2.1 million and a reversal of $0.2 million for changes in estimates for costs associated with prior year restructuring actions. The after-tax impact of restructuring, integration and other expenses were $18.4 million and $0.18 per share on a diluted basis.

Comparatively, in the first quarter of fiscal 2019, restructuring, integration and other expenses were $14.8 million. The after-tax impact of restructuring, integration, and other expenses was $11.5 million and $0.10 per share on a diluted basis.

See Note 14 “Restructuring expenses” to the Company’s consolidated financial statements included in this Quarterly Report on Form 10-Q.

Operating Income

Operating income for the first quarter of fiscal 2020 was $62.7 million, a decrease of $84.1 million, or 57.3%, from the first quarter of fiscal 2019 of $146.8 million. The year over year decrease in operating income was primarily driven by the decline in sales and gross profit margin partially offset by the reduction in SG&A expenses as compared to the first quarter of fiscal 2019. Adjusted operating income for the first quarter of fiscal 2020 was $107.4 million, a decrease of $75.1 million, or 41.2%, from the first quarter of fiscal 2019. The year over year decrease in adjusted operating income was primarily driven by the decline in sales and gross profit margin, partially offset by the reduction in SG&A expenses.

EC operating income margin decreased 83 basis points year over year to 2.6% and Farnell operating income margin decreased 427 basis points year over year to 6.5%.

Interest and Other Financing Expenses, Net and Other Income (Expense), Net

Interest and other financing expenses in the first quarter of fiscal 2020 was $33.6 million, an increase of $3.5 million or 11.8%, as compared with interest and other financing expenses of $30.1 million in the first quarter of fiscal 2019. The increase in interest and other financing expenses in the first quarter of fiscal 2020 compared to the first quarter of fiscal 2019 was primarily related to increased expenses in foreign regions to finance working capital needs.

During the first quarter of fiscal 2020, the Company had $4.9 million of other income as compared with $1.9 million of other expense in the first quarter of fiscal 2019. The increase in other income was primarily due to favorable foreign currency gains in the first quarter of fiscal 2020 as compared to foreign currency losses in the first quarter of fiscal 2019.

Income Tax Expense

The Company’s effective tax rate on its income from continuing operations before taxes was (22.7)% in the first quarter of fiscal 2020 as compared with 27.3% in the first quarter of fiscal 2019. During the first quarter of fiscal 2020, the Company’s effective tax rate was favorably impacted primarily by (i) the release of unrecognized tax benefit reserves and (ii) the mix of income in lower tax jurisdictions. During the first quarter of fiscal 2019, the Company’s effective tax rate was unfavorably impacted primarily by (i) an adjustment to the provisional estimate for the one-time mandatory deemed repatriation tax liability recorded under the requirements of recent tax law changes in the United States (the “Act”) and (ii) increases in unrecognized tax benefits, partially offset by (iii) an adjustment to the provisional deferred tax impacts of the Act and (iv) the mix of income in lower tax jurisdictions.

See Note 8 “Income taxes” to the Company’s consolidated financial statements included in this Quarterly Report on Form 10-Q.

Income from Discontinued Operations

Income from discontinued operations was $0.2 million in the first quarter of fiscal 2019, primarily related to additional income tax expenses associated with the TS business.

Net Income

As a result of the factors described in the preceding sections of this MD&A, the Company’s net income for the first quarter of fiscal 2020 was $41.8 million, or $0.40 per share on a diluted basis, as compared with $83.7 million, or $0.72 per share on a diluted basis, in the first quarter of fiscal 2019.

LIQUIDITY AND CAPITAL RESOURCES

Cash Flow

Cash Flow from Operating Activities

During the first quarter of fiscal 2020, the Company generated $195.6 million of cash from its operating activities from continuing operations compared to $85.0 million of cash used in the first quarter of fiscal 2019. These operating cash flows were comprised of: (i) cash flow generated from net income from continuing operations, adjusted for the impact of non-cash and other items, which includes depreciation and amortization expenses, deferred income taxes, stock-based compensation expense, amortization of operating lease assets and other non-cash items (including provisions for doubtful accounts and net periodic pension costs) and (ii) cash flows used for, or generated from, working capital and other, excluding cash and cash equivalents. Cash generated from working capital and other was $82.2 million during the first quarter of fiscal 2020, including an increase in accounts payable of $189.7 million, offset by increases in inventories of $64.2 million and accounts receivable of $6.7 million, and a decrease in accrued expenses and other of $36.7 million. Comparatively, cash used for working capital and other was $275.6 million during the first quarter of fiscal 2019, including increases in inventories of $269.6 million, increases in accounts receivable of $19.3 million and a decrease in accrued expenses and other of $81.8 million, partially offset by increases in accounts payable of $95.1 million.

Cash Flow from Financing Activities

During the first quarter of fiscal 2020, the Company received net proceeds of $110.8 million under the Securitization Program. During the first quarter of fiscal 2020, the Company paid dividends on common stock of $21.5 million and repurchased $110.8 million of common stock.

During the first quarter of fiscal 2019, the Company made net repayments of $40.0 million under the Securitization Program and net repayments of $50.3 million from borrowings of various bank credit facilities. During the first quarter of fiscal 2019, the Company paid dividends on common stock of $22.9 million and repurchased $149.1 million of common stock. Additionally, included in other, net is approximately $17.6 million of cash received from the exercises of stock options.

Cash Flow from Investing Activities

During the first quarter of fiscal 2020, the Company used $29.9 million for capital expenditures primarily related to warehouse and facilities, and information technology hardware and software costs compared to $41.0 million for capital expenditures in the first quarter of fiscal 2019. In addition, the Company paid $12.8 million for other investing activities.

During the first quarter of fiscal 2019, the Company received $120.0 million of cash from investing activities – discontinued operations from the sale of the TS business.

Contractual Obligations

For a detailed description of the Company’s long-term debt and lease commitments for the next five years and thereafter, see Long-Term Contractual Obligations appearing in Item 7 of the Company’s Annual Report on Form 10-K for the fiscal year ended June 29, 2019. With the exception of the Company’s debt transactions discussed herein, there are no material changes to this information outside of normal borrowings and repayments of long-term debt and operating lease payments. The Company does not currently have any material non-cancellable commitments for capital expenditures or inventory purchases.

Financing Transactions

See Note 4, “Debt” to the Company’s consolidated financial statements included in this Quarterly Report on Form 10-Q for additional information on financing transactions including the Credit Facility, the Securitization Program, and other outstanding debt as of September 28, 2019. The Company was in compliance with all covenants under the Credit Facility and the Securitization Program as of September 28, 2019 and June 29, 2019.

The Company has various lines of credit, financing arrangements and other forms of bank debt in the U.S. and various foreign locations to fund the short-term working capital, foreign exchange, overdraft and letter of credit needs of its wholly owned subsidiaries. Outstanding borrowings under such forms of debt at the end of first quarter of fiscal 2020 was $0.6 million.

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

Liquidity

The Company held cash and cash equivalents of $664.1 million as of September 28, 2019, of which $592.6 million was held outside the United States. As of June 29, 2019, the Company held cash and cash equivalents of $546.1 million, of which $476.6 million was held outside of the United States.

As of the end of the first quarter of fiscal 2020, the Company had a combined total borrowing capacity of $1.75 billion under the Credit Facility and the Securitization Program. There were no borrowings outstanding and $4.2 million in letters of credit issued under the Credit Facility and $338.1 million in borrowings outstanding under the Securitization Program, resulting in approximately $1.41 billion of total availability as of September 28, 2019. Availability under the Securitization Program is subject to the Company having sufficient eligible trade accounts receivable to support desired borrowings. The Company expects to renew or replace the Securitization Program on similar terms, subject to market conditions, before its maturity in August 2020. The Company expects to redeem the $300.0 million of Notes due June 2020 either through the issuance of new notes or from available borrowing capacity under the Credit Facility. During the first quarter of fiscal 2020, the Company had an average daily balance outstanding of approximately $50.6 million under the Credit Facility and approximately $488.4 million under the Securitization Program. During the first quarter of fiscal 2019, the Company had an average daily balance outstanding of approximately $65.0 million under the Securitization Program.

During periods of weakening demand in the electronic components industry, the Company typically generates cash from operating activities. Conversely, the Company is more likely to use operating cash flows for working capital requirements during periods of higher growth. The Company generated $871.7 million in cash flows from operating activities over the trailing four fiscal quarters ended September 28, 2019 from continuing operations.

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

Historically the Company has made, and expects to continue to make, strategic investments through acquisition activity to the extent the investments strengthen Avnet’s competitive position, further its business strategies and meet management’s return on financial thresholds. As the Company implements the operating cost savings restructuring plans, responds to current business environment challenges and pursues ways to become more efficient and cost effective, the Company expects to use cash for restructuring, integration and other expenses.

In addition to continuing to make investments in acquisitions, as of September 28, 2019, the Company may repurchase up to an aggregate of $593.3 million of shares of the Company’s common stock through a $2.95 billion share repurchase program approved by the Board of Directors. The Company may repurchase stock from time to time at the discretion of management, subject to strategic considerations, market conditions and other factors. The Company may terminate or limit the share repurchase program at any time without prior notice. The timing and actual number of shares repurchased will depend on a variety of factors such as share price, corporate and regulatory requirements, and prevailing market conditions. Additionally, the Company currently expects to pay quarterly cash dividends on shares of its common stock, subject to approval of the Board of Directors. During the first quarter of fiscal 2020, the Board of Directors approved a dividend of $0.21 per share, which resulted in $21.5 million of dividend payments during the quarter.

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

See Item 7A, Quantitative and Qualitative Disclosures About Market Risk, in the Company’s Annual Report on Form 10-K for the fiscal year ended June 29, 2019, for further discussion of market risks associated with foreign currency exchange rates and interest rates. Avnet’s exposure to such risks has not changed materially since June 29, 2019, as the Company continues to economically hedge the majority of its foreign currency exchange exposures. Thus, any increase or decrease in fair value of the Company’s forward foreign currency exchange contracts is generally offset by an opposite effect on the related hedged position. For interest rate risk, the Company continues to maintain a combination of fixed and variable rate debt to mitigate the exposure to fluctuation in market interest rates.

See Liquidity and Capital Resources — Financing Transactions appearing in Item 2 of this Quarterly Report on Form 10-Q for further discussion of the Company’s financing transactions and capital structure. As of September 28, 2019, 82% of the Company’s debt bears interest at a fixed rate and 18% of the Company’s debt bears interest at variable rates. Therefore, a hypothetical 1.0% (100 basis points) increase in interest rates would result in a $0.8 million decrease in income from continuing operations before income taxes in the Company’s consolidated statement of operations for the first quarter of fiscal 2020.

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

During the first quarter of fiscal 2020, there were no changes to the Company’s internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) of the Exchange Act) that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

The Company is also currently subject to various pending and potential legal matters and investigations relating to compliance with governmental laws and regulations, including import/export and environmental matters. The Company currently believes that the resolution of such matters will not have a material adverse effect on the Company’s financial position or liquidity but could possibly be material to its results of operations in any one reporting period.

Item 1A.	Risk Factors

The discussion of the Company’s business and operations should be read together with the risk factors contained in Item 1A of its Annual Report on Form 10-K for the fiscal year ended June 29, 2019, which describe various risks and uncertainties to which the Company is or may become subject. These risks and uncertainties have the potential to affect the Company’s business, financial condition, results of operations, cash flows, strategies or prospects in a material and adverse manner. As of September 28, 2019, there have been no material changes to the risk factors set forth in the Company’s Annual Report on Form 10-K for the fiscal year ended June 29, 2019.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

In August 2019, the Company’s Board of Directors authorized a $500 million increase in the Company’s existing share repurchase program, increasing the cumulative total of authorized share repurchases to $2.95 billion of the Company’s common stock. The following table includes the Company’s monthly purchases of the Company’s common stock during the first quarter of fiscal 2020, under the share repurchase program, which is part of a publicly announced plan.

			Total Number of	Approximate Dollar
	Total	Average	Shares Purchased	Value of Shares That
	Number	Price	as Part of Publicly	May Yet Be
	of Shares	Paid per	Announced Plans	Purchased under the
Period	Purchased	Share	or Programs	Plans or Programs
June 29 – July 27	429,100	$43.87	429,100	$186,605,000
July 28 – August 24	829,869	$41.52	829,869	$652,146,000
August 25 – September 28	1,372,037	$42.89	1,372,037	$593,295,000

Item 6.	Exhibits

Exhibit
Number	Exhibit

31.1*	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2*	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1**	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2**	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS*	XBRL - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.

101.SCH*	XBRL Taxonomy Extension Schema Document.

101.DEF*	XBRL Taxonomy Extension Definition Linkbase Document.

101.CAL*	XBRL Taxonomy Extension Calculation Linkbase Document.

101.LAB*	XBRL Taxonomy Extension Label Linkbase Document.

101.PRE*	XBRL Taxonomy Extension Presentation Linkbase Document.

*	Filed herewith.
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

Date: October 25, 2019

AVNET, INC.

By:	/s/ THOMAS LIGUORI
Thomas Liguori
Chief Financial Officer