Form 10-Q
period 2019-12-28
AVNET INC
filed 2020-01-24
CIK 8858

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended December 28, 2019

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

As of January 16, 2020, the total number of shares outstanding of the registrant’s Common Stock was 99,835,238 shares, net of treasury shares.

AVNET, INC. AND SUBSIDIARIES

PART I

FINANCIAL INFORMATION

Item 1.	Financial Statements

AVNET, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(Unaudited)

	December 28,	June 29,
	2019	2019
	(Thousands, except share
	amounts)
ASSETS
Current assets:
Cash and cash equivalents	$488,810	$546,105
Receivables, less allowances of $49,642 and $53,499, respectively	2,977,773	3,168,369
Inventories	2,908,575	3,008,424
Prepaid and other current assets	161,343	153,438
Total current assets	6,536,501	6,876,336
Property, plant and equipment, net	431,410	452,171
Goodwill	916,058	876,728
Intangible assets, net	119,186	143,520
Operating lease assets (Note 5)	274,376	—
Other assets	247,581	215,801
Total assets	$8,525,112	$8,564,556
LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Short-term debt	$492,223	$300,538
Accounts payable	1,802,484	1,864,342
Accrued expenses and other	398,486	413,696
Short-term operating lease liabilities (Note 5)	52,057	—
Total current liabilities	2,745,250	2,578,576
Long-term debt	1,194,115	1,419,922
Long-term operating lease liabilities (Note 5)	244,622	—
Other liabilities	383,792	425,585
Total liabilities	4,567,779	4,424,083
Commitments and contingencies (Note 7)
Shareholders’ equity:
Common stock $1.00 par; authorized 300,000,000 shares; issued 99,348,624 shares and 104,037,769 shares, respectively	99,349	104,038
Additional paid-in capital	1,588,466	1,573,005
Retained earnings	2,575,536	2,767,469
Accumulated other comprehensive loss	(306,018)	(304,039)
Total shareholders’ equity	3,957,333	4,140,473
Total liabilities and shareholders’ equity	$8,525,112	$8,564,556

See notes to consolidated financial statements.

AVNET, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

	Second Quarters Ended		Six Months Ended
	December 28,	December 29,	December 28,	December 29,
	2019	2018	2019	2018
	(Thousands, except per share amounts)
Sales	$4,534,806	$5,048,980	$9,164,814	$10,138,859
Cost of sales	4,009,193	4,418,947	8,095,362	8,872,077
Gross profit	525,613	630,033	1,069,452	1,266,782
Selling, general and administrative expenses	464,873	471,723	921,377	946,868
Restructuring, integration and other expenses	14,265	62,260	38,863	77,048
Operating income	46,475	96,050	109,212	242,866
Other (expense) income, net	(485)	2,584	4,447	692
Interest and other financing expenses, net	(33,904)	(33,718)	(67,535)	(63,811)
Income from continuing operations before taxes	12,086	64,916	46,124	179,747
Income tax expense (benefit)	6,870	28,141	(844)	59,443
Income from continuing operations, net of tax	5,216	36,775	46,968	120,304
Loss from discontinued operations, net of tax	(1,548)	(374)	(1,548)	(179)
Net income	3,668	36,401	45,420	120,125

Earnings (loss) per share - basic:
Continuing operations	$0.05	$0.33	$0.46	$1.07
Discontinued operations	(0.01)	(0.00)	(0.01)	(0.01)
Net income per share basic	0.04	0.33	0.45	1.06

Earnings (loss) per share - diluted:
Continuing operations	$0.05	$0.33	$0.45	$1.06
Discontinued operations	(0.01)	(0.00)	(0.01)	(0.01)
Net income per share diluted	0.04	0.33	0.44	1.05

Shares used to compute earnings per share:
Basic	100,431	110,332	101,781	112,796
Diluted	101,302	111,462	102,839	113,967
Cash dividends paid per common share	$0.21	$0.20	$0.42	$0.40

See notes to consolidated financial statements.

AVNET, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(Unaudited)

	Second Quarters Ended		Six Months Ended
	December 28,	December 29,	December 28,	December 29,
	2019	2018	2019	2018
	(Thousands)
Net income	$3,668	$36,401	$45,420	$120,125
Other comprehensive income (loss), net of tax:
Foreign currency translation and other	93,186	(65,197)	(8,960)	(56,396)
Pension adjustments, net	3,168	4,207	6,981	4,963
Total comprehensive income (loss)	$100,022	$(24,589)	$43,441	$68,692

See notes to consolidated financial statements.

AVNET, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY

(unaudited)

					Accumulated
	Common	Common	Additional		Other	Total
	Stock-	Stock-	Paid-In	Retained	Comprehensive	Shareholders’
	Shares	Amount	Capital	Earnings	(Loss) Income	Equity
	(Thousands)
Balance, June 29, 2019	104,038	$104,038	$1,573,005	$2,767,469	$(304,039)	$4,140,473
Net income	—	—	—	41,752	—	41,752
Translation adjustments and other	—	—	—	—	(102,146)	(102,146)
Pension liability adjustments, net	—	—	—	—	3,813	3,813
Cash dividends	—	—	—	(21,451)	—	(21,451)
Repurchases of common stock	(2,631)	(2,631)	—	(109,504)	—	(112,135)
Stock-based compensation	64	64	7,701	—	—	7,765
Balance, September 28, 2019	101,471	$101,471	$1,580,706	$2,678,266	$(402,372)	$3,958,071
Net income	—	—	—	3,668	—	3,668
Translation adjustments and other	—	—	—	—	93,186	93,186
Pension liability adjustments, net	—	—	—	—	3,168	3,168
Cash dividends	—	—	—	(20,975)	—	(20,975)
Repurchases of common stock	(2,135)	(2,135)	—	(85,423)	—	(87,558)
Stock-based compensation	13	13	7,760	—	—	7,773
Balance, December 28, 2019	99,349	$99,349	$1,588,466	$2,575,536	$(306,018)	$3,957,333

					Accumulated
	Common	Common	Additional		Other	Total
	Stock-	Stock-	Paid-In	Retained	Comprehensive	Shareholders’
	Shares	Amount	Capital	Earnings	(Loss) Income	Equity
	(Thousands)
Balance, June 30, 2018	115,825	$115,825	$1,528,713	$3,235,894	$(195,351)	$4,685,081
Net income	—	—	—	83,724	—	83,724
Translation adjustments and other	—	—	—	—	8,801	8,801
Pension liability adjustments, net	—	—	—	—	756	756
Cash dividends	—	—	—	(22,932)	—	(22,932)
Repurchases of common stock	(3,315)	(3,315)	—	(153,582)	—	(156,897)
Effects of new accounting principles	—	—	—	(3,832)	—	(3,832)
Stock-based compensation	521	521	25,851	—	—	26,372
Balance, September 29, 2018	113,031	$113,031	$1,554,564	$3,139,272	$(185,794)	$4,621,073
Net income	—	—	—	36,401	—	36,401
Translation adjustments and other	—	—	—	—	(65,197)	(65,197)
Pension liability adjustments, net	—	—	—	—	4,207	4,207
Cash dividends	—	—	—	(21,769)	—	(21,769)
Repurchases of common stock	(4,116)	(4,116)	—	(170,967)	—	(175,083)
Stock-based compensation	36	36	9,069	—	—	9,105
Balance, December 29, 2018	108,951	$108,951	$1,563,633	$2,982,937	$(246,784)	$4,408,737

See notes to consolidated financial statements.

AVNET, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	Six Months Ended
	December 28,	December 29,
	2019	2018
	(Thousands)
Cash flows from operating activities:
Net income	$45,420	$120,125
Less: Loss from discontinued operations, net of tax	(1,548)	(179)
Income from continuing operations	46,968	120,304

Non-cash and other reconciling items:
Depreciation	49,822	48,124
Amortization	41,257	41,220
Amortization of operating lease asset	31,354	—
Deferred income taxes	(15,518)	44,857
Stock-based compensation	14,503	17,077
Other, net	20,609	77,437
Changes in (net of effects from businesses acquired and divested):
Receivables	185,598	193,520
Inventories	94,182	(209,582)
Accounts payable	(52,711)	(205,254)
Accrued expenses and other, net	(71,858)	(140,495)
Net cash flows provided (used) for operating activities - continuing operations	344,206	(12,792)
Net cash flows used for operating activities - discontinued operations	—	(56,284)
Net cash flows provided (used) for operating activities	344,206	(69,076)

Cash flows from financing activities:
Borrowings (repayments) under accounts receivable securitization, net	(35,400)	366,000
Repayments under bank credit facilities and other debt, net	(1,376)	(59,420)
Repayments under senior unsecured credit facility, net	(1,301)	(595)
Repurchases of common stock	(198,630)	(335,404)
Dividends paid on common stock	(42,426)	(44,701)
Other, net	(4,887)	15,200
Net cash flows used for financing activities - continuing operations	(284,020)	(58,920)
Net cash flows used for financing activities	(284,020)	(58,920)

Cash flows from investing activities:
Purchases of property, plant and equipment	(44,252)	(70,186)
Acquisitions of businesses, net of cash acquired	(51,509)	(62,514)
Other, net	(13,098)	963
Net cash flows used for investing activities - continuing operations	(108,859)	(131,737)
Net cash flows provided by investing activities - discontinued operations	—	123,473
Net cash flows used for investing activities	(108,859)	(8,264)

Effect of currency exchange rate changes on cash and cash equivalents	(8,622)	(2,699)

Cash and cash equivalents:
— decrease	(57,295)	(138,959)
— at beginning of period	546,105	621,125
— at end of period	$488,810	$482,166

See notes to consolidated financial statements.

AVNET, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

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

Recently adopted accounting pronouncements

The Company adopted Accounting Standards Update (“ASU”) No. 2016-02, “Leases (Topic 842),” and its related amendments (collectively “ASC 842”) on June 30, 2019 (the first day of fiscal 2020) using the modified transition approach without restating the comparative period consolidated financial statements. The standard requires lessees to recognize a right-of-use asset and a short-term and long-term lease liability for all leases.

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

In August 2017, the FASB issued ASU No. 2017-12, Derivatives and Hedging (Topic 815) - Targeted Improvements to Accounting for Hedging Activities” and its related amendments (collectively “ASC 815”), which improves the financial reporting of hedging relationships to better portray the economic results of an entity’s risk management activities in its financial statements and makes certain targeted improvements to simplify the qualification and application of hedge accounting compared to historical GAAP. This update is effective for fiscal years beginning after December 15, 2018, with early adoption permitted. The adoption of ASC 815 in the first quarter of fiscal 2020 did not have an impact on the Company’s consolidated financial statements.

Recently issued accounting pronouncements

In December 2019, the FASB issued ASU No. 2019-12, Simplifying the Accounting for Income Taxes (Topic 740), which removes certain exceptions to the general principles in Topic 740 and also clarifies and amends existing guidance to improve consistent application. The ASU will be effective for the Company in the first quarter of fiscal 2022, and early adoption is permitted. Depending on the amendment, adoption may be applied on the retrospective, modified retrospective or prospective basis. The Company is currently evaluating the potential effects of adopting the provisions of ASU No. 2019-12.

AVNET, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

In August 2018, the FASB issued ASU No. 2018-15, Intangibles—Goodwill and Other— Internal-Use Software (Subtopic 350-40): Customer’s Accounting for Implementation Costs Incurred in a Cloud Computing Arrangement That Is a Service Contract (a consensus of the FASB Emerging Issues Task Force) ("ASU No. 2018-15"). ASU No. 2018-15 aligns the requirements for capitalizing implementation costs incurred in a hosting arrangement that is a service contract with the requirements for capitalizing implementation costs incurred to develop internal-use software. ASU No. 2018-15 is effective for the Company in the first quarter of fiscal 2021, with early adoption permitted, and is to be applied either retrospectively or prospectively. The Company is currently evaluating the potential effects of adopting the provisions of ASU No. 2018-15.

In August 2018, the FASB issued ASU No. 2018-14, Compensation-Retirement Benefits-Defined Benefit Plans-General (Subtopic 715-20): Disclosure Framework-Changes to the Disclosure Requirements for Defined Benefit Plans (“ASU No. 2018-14”). The new guidance modifies the disclosure requirements for employers that sponsor defined benefit pension or other postretirement plans, including removing certain previous disclosure requirements, adding certain new disclosure requirements, and clarifying certain other disclosure requirements. The ASU will be effective for the Company in the first quarter of fiscal 2022, and early adoption is permitted. The Company’s planned adoption of ASU No. 2018-14 is not expected to have an impact on the Company’s consolidated financial statements.

In June 2016, the FASB issued ASU No. 2016-13, Financial Instruments - Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments ("ASU No. 2016-13") and also issued subsequent amendments to the initial guidance: ASU No. 2018-19, ASU No. 2019-04, ASU No. 2019-05, and ASU No. 2019-11 (collectively, Topic 326). Topic 326 revises the methodology for measuring credit losses on financial instruments and the timing of when such losses are recorded. Topic 326 is effective for the Company in the first quarter of fiscal 2021, with early adoption permitted, and is to be applied using a modified retrospective approach. The company is currently evaluating the potential effects of adopting the provisions of ASU No. 2016-13.

2. Acquisitions and discontinued operations

Acquisitions

During the second quarter of fiscal 2020, the Company completed two acquisitions. The impact of these acquisitions was not material to the Company’s consolidated balance sheets or statements of operations and as a result, the Company has not disclosed the preliminary allocation of purchase price or the pro-forma impact of the acquisition.

Discontinued Operations

In February 2017, the Company completed the sale of its Technology Solutions business (“TS business”) to Tech Data Corporation (the “Buyer”). The TS business and the financial impacts of the divestiture are classified as discontinued operations in all periods presented. In August 2018, the Company executed a settlement agreement with the Buyer resulting in a final sales price increase of $120.0 million and a final geographic allocation of the TS business sales price for tax reporting purposes. This incremental consideration received from the sale of the TS business as well as cash settlements from the resolution of indemnification claims and other cash reimbursements have been classified as cash flows from discontinued operations investing activities. Income tax payments related to the gain on sale of the TS business have been classified as cash flows from discontinued operations operating activities.

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

AVNET, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

3. Goodwill and intangible assets

Goodwill

The following table presents the change in goodwill by reportable segment for the six months ended December 28, 2019.

	Electronic
	Components	Farnell	Total
	(Thousands)
Carrying value at June 29, 2019 (1)	$390,896	$485,832	$876,728
Additions from acquisitions	25,967	—	25,967
Foreign currency translation	361	13,002	13,363
Carrying value at December 28, 2019 (1)	$417,224	$498,834	$916,058
(1)Includes accumulated impairment of $1,045,110 from fiscal 2009, $181,440 from fiscal 2018 and $137,396 from fiscal 2019

The Company evaluates each quarter if facts and circumstances indicate that it is more likely than not that the fair value of its reporting units is less than their carrying value, which would require the Company to perform an interim goodwill impairment test. Indicators the Company evaluates to determine whether an interim goodwill impairment test is necessary include, but are not limited to, (i) a sustained decrease in share price or market capitalization as of any fiscal quarter end, (ii) changes in macroeconomic or industry environments, (iii) the results of and the amount of time passed since the last goodwill impairment test and (iv) the long-term expected financial performance of its reporting units.

Intangible Assets

The following table presents the Company’s acquired intangible assets at December 28, 2019, and June 29, 2019, respectively.

	December 28, 2019			June 29, 2019
	Acquired	Accumulated	Net Book	Acquired	Accumulated	Net Book
	Amount	Amortization	Value	Amount	Amortization	Value
	(Thousands)
Customer related	$312,666	$(244,418)	$68,248	$292,266	$(208,329)	$83,937
Trade name	54,157	(29,713)	24,444	52,760	(24,752)	28,008
Technology and other	64,462	(37,968)	26,494	63,753	(32,178)	31,575
	$431,285	$(312,099)	$119,186	$408,779	$(265,259)	$143,520

AVNET, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

Intangible asset amortization expense from continuing operations was $21.3 million and $20.4 million for the second quarters of fiscal 2020 and 2019, respectively, and $41.3 million and $41.2 million for the first six months of fiscal 2020 and 2019, respectively. Intangible assets have a weighted average remaining useful life of approximately 3 years. The following table presents the estimated future amortization expense for the remainder of fiscal 2020 and the next five fiscal years (in thousands):

Fiscal Year
Remainder of fiscal 2020	$42,412
2021	43,446
2022	16,820
2023	8,118
2024	3,584
2025	4,806
Total	$119,186

4. Debt

Short-term debt consists of the following (carrying balances in thousands):

	December 28,	June 29,	December 28,	June 29,
	2019	2019	2019	2019
	Interest Rate		Carrying Balance
Bank credit facilities and other	1.94%	1.02%	$323	$538
Accounts receivable securitization program	2.55%	—	191,900	—
Public notes due June 2020	5.88%	5.88%	300,000	300,000
Short-term debt			$492,223	$300,538

Bank credit facilities and other consists primarily of various committed and uncommitted lines of credit and other forms of bank debt with financial institutions utilized primarily to support the working capital requirements of the Company including its foreign operations.

The Company has a trade accounts receivable securitization program (the “Securitization Program”) in the United States with a group of financial institutions to allow the Company to transfer, on an ongoing revolving basis, an undivided interest in a designated pool of trade accounts receivable, to provide security or collateral for borrowings up to a maximum of $500 million. The Securitization Program does not qualify for off balance sheet accounting treatment and any borrowings under the Securitization Program are recorded as debt in the consolidated balance sheets. Under the Securitization Program, the Company legally sells and isolates certain U.S. trade accounts receivable into a wholly owned and consolidated bankruptcy remote special purpose entity. Such receivables, which are recorded within “Receivables” in the consolidated balance sheets, totaled $740.8 million and $857.3 million at December 28, 2019 and June 29, 2019, respectively. The Securitization Program contains certain covenants relating to the quality of the receivables sold. The Securitization Program also requires the Company to maintain certain minimum interest coverage and leverage ratios, which the Company was in compliance with as of December 28, 2019, and June 29, 2019. The Securitization Program expires in August 2020 and as a result the Company has classified outstanding balances as short-term debt as of December 28, 2019. Interest on borrowings is calculated using a one-month LIBOR rate plus a spread of 0.75%. The facility fee on the unused balance of the facility is up to 0.35%.

AVNET, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

Long-term debt consists of the following (carrying balances in thousands):

	December 28,	June 29,	December 28,	June 29,
	2019	2019	2019	2019
	Interest Rate		Carrying Balance
Revolving credit facilities:
Accounts receivable securitization program	—	3.15%	$—	$227,300
Credit Facility	—	5.68%	—	1,100
Public notes due:
December 2021	3.75%	3.75%	300,000	300,000
December 2022	4.88%	4.88%	350,000	350,000
April 2026	4.63%	4.63%	550,000	550,000
Other long-term debt	1.16%	1.00%	1,961	403
Long-term debt before discount and debt issuance costs			1,201,961	1,428,803
Discount and debt issuance costs – unamortized			(7,846)	(8,881)
Long-term debt			$1,194,115	$1,419,922

The Company has a five-year $1.25 billion senior unsecured revolving credit facility (the “Credit Facility”) with a syndicate of banks, consisting of revolving credit facilities and the issuance of up to $200.0 million of letters of credit and up to $300.0 million of loans in certain approved currencies, which expires in June 2023. Subject to certain conditions, the Credit Facility may be increased up to $1.50 billion. Under the Credit Facility, the Company may select from various interest rate options, currencies and maturities. The Credit Facility contains certain covenants including various limitations on debt incurrence, share repurchases, dividends, investments and capital expenditures. The Credit Facility also includes financial covenants requiring the Company to maintain minimum interest coverage and leverage ratios, which the Company was in compliance with as of December 28, 2019 and June 29, 2019. As of December 28, 2019, and June 29, 2019, there were $3.9 million and $4.0 million, respectively, in letters of credit issued under the Credit Facility.

As of December 28, 2019, the carrying value and fair value of the Company’s total debt was $1.69 billion and $1.76 billion, respectively. At June 29, 2019, the carrying value and fair value of the Company’s total debt was $1.72 billion and $1.78 billion, respectively. Fair value for the public notes was estimated based upon quoted market prices and for other forms of debt fair value approximates carrying value due to the market based variable nature of the interest rates on those debt facilities.

5. Leases

Substantially all the Company’s leases are classified as operating leases and are predominately related to real property for distribution centers, office space and integration facilities with a lease term of up to 18 years. The Company’s equipment leases are primarily for automobiles and equipment and are not material to the consolidated financial statements.

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

AVNET, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

The Company’s leases generally do not provide a readily determinable implicit borrowing rate, as such, the discount rate used to calculate present value is based upon an estimate of the Company’s secured borrowing rate. The estimated secured borrowing rates used at the date of adoption for each lease varies in accordance with the lease term and the currency of the lease payments. Lease cost is recognized on a straight-line basis over the lease term and is included as a component of “Selling, general, and administrative expenses” in the consolidated statements of operations. Lease payments are primarily fixed; however, certain lease agreements contain variable payments, which are expensed as incurred and not included in the measurement of operating lease assets and liabilities.

The components of lease cost related to the Company’s operating leases were as follows (in thousands):

	Second Quarter	Six Months
	Ended	Ended
	December 28, 2019
Operating lease cost	$19,574	$38,376
Variable lease cost	4,829	10,097
Total lease cost	$24,403	$48,473

Future minimum operating lease payments as of December 28, 2019 are as follows (in thousands):

Fiscal Year
Remainder of fiscal 2020	$33,538
2021	54,147
2022	44,733
2023	38,763
2024	30,806
Thereafter	164,179
Total future operating lease payments	366,166
Total imputed interest on operating lease liabilities	(69,487)
Total operating lease liabilities	$296,679

Prior to the Company’s adoption of ASC 842, future minimum operating lease payments as of June 29, 2019, were as follows (in thousands) on an undiscounted basis and excluding non-lease components:

Fiscal Year
2020	$68,710
2021	52,225
2022	42,069
2023	32,245
2024	23,305
Thereafter	85,196
Total lease payments	$303,750

Other information pertaining to operating leases consists of the following:

Operating Lease Term and Discount Rate
Weighted-average remaining lease term in years	9.7
Weighted-average discount rate	3.9%

AVNET, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

Supplemental cash flow information related to the Company’s operating leases for the six months ended December 28, 2019 was as follows (in thousands):

Supplemental Cash Flow Information:
Cash paid for operating lease liabilities	$33,044
Operating lease assets obtained from new operating lease liabilities	18,560

6. Derivative financial instruments

Many of the Company’s subsidiaries purchase and sell products in currencies other than their functional currencies. This subjects the Company to the risks associated with fluctuations in foreign currency exchange rates. The Company reduces this risk by utilizing natural hedging (e.g., offsetting receivables and payables in the same foreign currency) as well as by creating offsetting positions through the use of derivative financial instruments, primarily forward foreign exchange contracts typically with maturities of less than 60 days (“economic hedges”), but no longer than one year. The Company continues to have exposure to foreign currency risks to the extent they are not economically hedged. The Company adjusts any economic hedges to fair value through the consolidated statements of operations primarily within “Other (expense) income, net.” The fair value of forward foreign exchange contracts, which are based upon Level 2 criteria under the ASC 820 fair value hierarchy, are classified in the captions “Prepaid and other current assets” or “Accrued expenses and other,” as applicable, in the accompanying consolidated balance sheets as of December 28, 2019 and June 29, 2019. The Company’s master netting and other similar arrangements with various financial institutions related to derivative financial instruments allow for the right of offset. The Company’s policy is to present derivative financial instruments with the same counterparty as either a net asset or liability when the right of offset exists.

The Company generally does not hedge its investments in its foreign operations. The Company does not enter into derivative financial instruments for trading or speculative purposes and monitors the financial stability and credit standing of its counterparties.

The Company’s foreign currency exposure relates primarily to international transactions where the currency collected from customers can be different from the currency used to purchase from suppliers. The Company’s foreign operations transactions are denominated primarily in the following currencies: U.S. Dollar, Euro, British Pound, Japanese Yen, Chinese Yuan, Taiwan Dollar, Canadian Dollar and Mexican Peso. The Company also, to a lesser extent, has foreign operations transactions in other EMEA and Asia foreign currencies.

The fair values of forward foreign currency exchange contracts not receiving hedge accounting treatment recorded in the Company’s consolidated balance sheets are as follows:

	December 28,	June 29,
	2019	2019
	(Thousands)
Prepaid and other current assets	$6,276	$5,511
Accrued expenses and other	3,442	6,154

AVNET, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

The amounts recorded to other (expense) income, net, related to derivative financial instruments for economic hedges are as follows:

	Second Quarters Ended		Six Months Ended
	December 28,	December 29,	December 28,	December 29,
	2019	2018	2019	2018
	(Thousands)
Net derivative financial instrument gain (loss)	$1,602	$(2,417)	$11,103	$376

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

As of December 28, 2019, and June 29, 2019, the Company had aggregate estimated liabilities of $14.7 million classified within accrued expenses and other for such compliance-related matters that were reasonably estimable as of such dates.

8. Income taxes

The Company’s effective tax rate on its income from continuing operations before taxes was 56.8% in the second quarter of fiscal 2020. During the second quarter of fiscal 2020, the Company’s effective tax rate was unfavorably impacted primarily by (i) a valuation allowance against interest deduction deferred tax assets, partially offset by (ii) the mix of income in lower tax jurisdictions.

During the second quarter of fiscal 2019, the Company’s effective tax rate on its income before income taxes from continuing operations of 43.3% was unfavorably impacted primarily by (i) an adjustment to the one-time mandatory deemed repatriation tax liability recorded under the requirements of recent tax law and regulation changes in the United States (the “Act”) and (ii) increases in unrecognized tax benefits, partially offset by (iii) the mix of income in lower tax jurisdictions, and (iv) the release of valuation allowances against deferred tax assets that were deemed to be realizable.

For the first six months of fiscal 2020, the Company’s effective tax rate on its income before income taxes from continuing operations was a benefit of 1.8%. The effective tax rate for the first six months of fiscal 2020 was favorably impacted primarily by (i) the release of unrecognized tax benefit reserves net of settlements and (ii) the mix of income in lower tax jurisdictions, partially offset by (iii) a valuation allowance against interest deduction deferred tax assets.

AVNET, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

During the first six months of fiscal 2019, the Company’s effective tax rate on its income before income taxes from continuing operations of 33.1% was unfavorably impacted primarily by (i) an adjustment to the one-time mandatory deemed repatriation tax liability recorded under the requirements of the Act and (ii) increases in unrecognized tax benefits, partially offset by (iii) an adjustment to the provisional deferred tax impacts of the Act, (iv) the mix of income in lower tax jurisdictions, and (v) the release of valuation allowances against deferred tax assets that were deemed to be realizable.

The Company’s effective tax rates in fiscal years 2019 and 2020 are based on the Company’s interpretation of tax regulations under the Act. The Company has made a policy election to account for any impacts of the Global Intangible Low Taxed Income (“GILTI”) tax as a period expense. The Company’s effective tax rate may change in future periods due to changes in U.S. tax regulations and the issuance of additional guidance related to the Act.

9. Pension plan

The Company has a noncontributory defined benefit pension plan that covers substantially all current or former U.S. employees (the “Plan”). Components of net periodic pension cost for the Plan were as follows:

	Second Quarters Ended		Six Months Ended
	December 28,	December 29,	December 28,	December 29,
	2019	2018	2019	2018
	(Thousands)
Service cost	$3,786	$3,734	$7,572	$7,468
Total net periodic pension cost within selling, general and administrative expenses	3,786	3,734	7,572	7,468

Interest cost	5,638	6,614	11,276	13,228
Expected return on plan assets	(12,667)	(13,301)	(25,335)	(26,602)
Amortization of prior service cost (credit)	535	(393)	1,069	(786)
Recognized net actuarial loss	3,677	2,535	7,314	5,070
Total net periodic pension benefit within other (expense) income, net	(2,817)	(4,545)	(5,676)	(9,090)

Net periodic pension cost (benefit)	$969	$(811)	$1,896	$(1,622)

The Company expects to make contributions to the Plan of $8.0 million during fiscal 2020. There were no contributions made during the first six months of fiscal 2020.

AVNET, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

10. Shareholders’ equity

Share repurchase program

In August 2019, the Company’s Board of Directors amended the Company’s existing share repurchase program, increasing the cumulative total of authorized share repurchases to $2.95 billion of common stock in the open market or through privately negotiated transactions. The timing and actual number of shares repurchased will depend on a variety of factors such as share price, corporate and regulatory requirements, and prevailing market conditions. During the second quarter and six months ended December 28, 2019, the Company repurchased 2.1 million and 4.8 million shares, respectively, under this program for a total cost of $87.6 million and $199.7 million, respectively. As of December 28, 2019, the Company had $505.7 million remaining under its share repurchase authorization.

Common stock dividend

In November 2019, the Company’s Board of Directors approved a dividend of $0.21 per common share and dividend payments of $21.0 million were made in December 2019. During the six months ended December 28, 2019, the Company paid dividends of $0.42 per common share and $42.4 million in total.

11. Earnings per share

	Second Quarters Ended		Six Months Ended
	December 28,	December 29,	December 28,	December 29,
	2019	2018	2019	2018
	(Thousands, except per share data)
Numerator:
Income from continuing operations	$5,216	$36,775	$46,968	$120,304
Loss from discontinued operations, net of tax	(1,548)	(374)	(1,548)	(179)
Net income	$3,668	$36,401	$45,420	$120,125

Denominator:
Weighted average common shares for basic earnings per share	100,431	110,332	101,781	112,796
Net effect of dilutive stock based compensation awards	871	1,130	1,058	1,171
Weighted average common shares for diluted earnings per share	101,302	111,462	102,839	113,967
Basic earnings per share - continuing operations	$0.05	$0.33	$0.46	$1.07
Basic loss per share - discontinued operations	(0.01)	(0.00)	(0.01)	(0.01)
Basic earnings per share	$0.04	$0.33	$0.45	$1.06
Diluted earnings per share - continuing operations	$0.05	$0.33	$0.45	$1.06
Diluted loss per share - discontinued operations	(0.01)	(0.00)	(0.01)	(0.01)
Diluted earnings per share	$0.04	$0.33	$0.44	$1.05
Stock options excluded from earnings per share calculation due to anti-dilutive effect	581	1,404	500	1,205

AVNET, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

12. Additional cash flow information

Non-cash investing and financing activities and supplemental cash flow information were as follows:

	Six Months Ended
	December 28,	December 29,
	2019	2018
	(Thousands)
Non-cash Investing Activities:
Capital expenditures incurred but not paid	$6,374	$16,257
Non-cash Financing Activities:
Unsettled share repurchases	$2,468	$—
Supplemental Cash Flow Information:
Interest	$72,203	$67,467
Income tax (refunds) payments - continuing and discontinued operations	(5,810)	125,797

Included in cash and cash equivalents as of December 28, 2019 and June 29, 2019 was $22.8 million and $9.4 million, respectively, of cash equivalents, which was primarily comprised of investment grade money market funds and overnight time deposits.

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

AVNET, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

	Second Quarters Ended		Six Months Ended
	December 28,	December 29,	December 28,	December 29,
	2019	2018	2019	2018
	(Thousands)
Sales:
Electronic Components	$4,203,629	$4,680,714	$8,497,815	$9,391,540
Farnell	331,177	368,266	666,999	747,319
	4,534,806	5,048,980	9,164,814	10,138,859
Operating income:
Electronic Components	$93,144	$158,551	$205,430	$320,464
Farnell	19,954	39,644	41,759	80,436
	113,098	198,195	247,189	400,900
Corporate (1)	(30,904)	(19,372)	(57,582)	(39,546)
Restructuring, integration and other expenses	(14,265)	(62,260)	(38,863)	(77,048)
Amortization of acquired intangible assets and other	(21,454)	(20,513)	(41,532)	(41,440)
Operating income	$46,475	$96,050	$109,212	$242,866

Sales, by geographic area:
Americas (2)	$1,186,582	$1,300,423	$2,402,339	$2,572,216
EMEA (3)	1,425,859	1,668,575	2,896,782	3,383,492
Asia/Pacific (4)	1,922,365	2,079,982	3,865,693	4,183,151
Sales	$4,534,806	$5,048,980	$9,164,814	$10,138,859

(1)

Corporate is not a reportable segment and represents certain centrally incurred overhead expenses and assets that are not included in the EC and Farnell measures of profitability or assets. Corporate amounts represent a reconciling item between segment measures of profitability or assets and total Avnet amounts reported in the consolidated financial statements.

(2)

Includes sales from the United States of $1.12 billion and $1.21 billion for the second quarters ended December 28, 2019 and December 29, 2018, respectively. Includes sales from the United States of $2.26 billion and $2.39 billion for the first six months of fiscal 2020 and 2019, respectively.

(3)

Includes sales from Germany and Belgium of $537.6 million and $281.6 million, respectively, for the second quarter ended December 28, 2019, and $1.12 billion and $559.4 million, respectively, for the first six months of fiscal 2020. Includes sales from Germany and Belgium of $648.5 million and $276.2 million, respectively, for the second quarter ended December 29, 2018, and $1.33 billion and $556.3 million, respectively, for the first six months of fiscal 2019.

AVNET, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

(4)

Includes sales from China (including Hong Kong), Taiwan and Singapore of $611.8 million, $867.8 million and $243.8 million, respectively, for the second quarter ended December 28, 2019, and $1.24 billion, $1.74 billion and $483.4 million, respectively, for the first six months of fiscal 2020. Includes sales from China (including Hong Kong), Taiwan and Singapore of $668.4 million, $926.1 million and $261.9 million, respectively, for the second quarter ended December 29, 2018, and $1.36 billion, $1.81 billion and $542.3 million, respectively, for the first six months of fiscal 2019.

	December 28,	June 29,
	2019	2019
	(Thousands)
Property, plant, and equipment, net, by geographic area:
Americas (1)	$200,201	$213,802
EMEA (2)	195,683	200,379
Asia/Pacific	35,526	37,990
Property, plant, and equipment, net	$431,410	$452,171

(1)	Includes property, plant and equipment, net, of $195.4 million and $209.9 million as of December 28, 2019, and June 29, 2019, respectively, in the United States.

(2)

Includes property, plant and equipment, net, of $86.4 million, $75.4 million and $23.3 million in Germany, the United Kingdom and Belgium, respectively, as of December 28, 2019; and $95.2 million, $70.5 million and $25.2 million in Germany, the United Kingdom and Belgium, respectively, as of June 29, 2019.

14. Restructuring expenses

Fiscal 2020

During fiscal 2020, the Company undertook restructuring actions in order to improve operating efficiencies and further integrate the acquisition of Farnell. Restructuring expenses are included as a component of restructuring, integration and other expenses in the consolidated statements of operations. The activity related to the restructuring liabilities and asset impairments established during fiscal 2020 is presented in the following table:

		Facility
		and Contract	Asset
	Severance	Exit Costs	Impairments	Total
	(Thousands)
Fiscal 2020 restructuring expenses	$19,776	$1,018	$7,032	$27,826
Cash payments	(12,176)	—	—	(12,176)
Non-cash amounts	—	(2)	(7,032)	(7,034)
Other, principally foreign currency translation	(16)	—	—	(16)
Balance at December 28, 2019	$7,584	$1,016	$—	$8,600

AVNET, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

Severance expense recorded in the first six months of fiscal 2020 related to the reduction, or planned reduction, of over 300 employees, primarily in executive management, operations, information technology, warehouse, sales and business support functions. Asset impairments relate primarily to software assets that were impaired as a result of the restructuring of information technology operations including the re-prioritization of information technology initiatives and resources. Of the $27.8 million in restructuring expenses recorded during the first six months of fiscal 2020, $23.8 million related to EC and $4.0 million related to Farnell. The Company expects the majority of the remaining severance amounts to be paid by the end of fiscal 2020.

Fiscal 2019 and prior

During fiscal 2019 and prior, the Company incurred restructuring expenses related to various restructuring actions intended to achieve planned synergies from acquired businesses and to reduce future operating expenses. The following table presents the activity during the first six months of fiscal 2020 related to the remaining restructuring liabilities from continuing operations established during fiscal 2019 and prior:

		Facility
		and Contract
	Severance	Exit Costs	Total
	(Thousands)
Balance at June 29, 2019	$21,537	$5,381	$26,918
Cash payments	(10,619)	(2,497)	(13,116)
Changes in estimates, net	(3,287)	373	(2,914)
Non-cash amounts	—	(696)	(696)
Other, principally foreign currency translation	(330)	(48)	(378)
Balance at December 28, 2019	$7,301	$2,513	$9,814

The Company expects the majority of the remaining amounts to be paid by the end of fiscal 2020.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

For a description of the Company’s critical accounting policies and an understanding of the significant factors that influenced the Company’s performance during the quarter ended December 28, 2019, this Management’s Discussion and Analysis of Financial Condition and Results of Operations (“MD&A”) should be read in conjunction with the consolidated financial statements, including the related notes, appearing in Item 1 of this Quarterly Report on Form 10-Q, as well as the Company’s Annual Report on Form 10-K for the fiscal year ended June 29, 2019.

There are references to the impact of foreign currency translation in the discussion of the Company’s results of operations. When the U.S. Dollar strengthens and the stronger exchange rates of the current year are used to translate the results of operations of Avnet’s subsidiaries denominated in foreign currencies, the resulting impact is a decrease in U.S. Dollars of reported results. Conversely, when the U.S. Dollar weakens and the weaker exchange rates of the current year are used to translate the results of operations of Avnet’s subsidiaries denominated in foreign currencies, the resulting impact is an increase in U.S. Dollars of reported results. In the discussion that follows, results excluding this impact, primarily for subsidiaries in Europe, the Middle East and Africa (“EMEA”) and Asia/Pacific (“Asia”), are referred to as “constant currency.”

In addition to disclosing financial results that are determined in accordance with generally accepted accounting principles in the U.S. (“GAAP”), the Company also discloses certain non-GAAP financial information, including:

●	Sales adjusted for certain items that impact the year-over-year analysis, which includes the impact of certain acquisitions by adjusting Avnet’s prior periods to include the sales of acquired businesses, as if the acquisitions had occurred at the beginning of the earliest period presented. Sales taking into account these adjustments are referred to as “organic sales.”

●	Operating income excluding (i) restructuring, integration and other expenses (see Restructuring, Integration and Other Expenses in this MD&A) and (ii) amortization of acquired intangible assets and other. Operating income excluding such amounts is referred to as “adjusted operating income.”

The reconciliation of operating income to adjusted operating income is presented in the following table:

	Second Quarters Ended		Six Months Ended
	December 28,	December 29,	December 28,	December 29,
	2019	2018	2019	2018
	(Thousands)
Operating income	$46,475	$96,050	$109,212	$242,866
Restructuring, integration and other expenses	14,265	62,260	38,863	77,048
Amortization of acquired intangible assets and other	21,454	20,513	41,532	41,440
Adjusted operating income	$82,194	$178,823	$189,607	$361,354

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

OVERVIEW

Organization

Avnet, Inc. and its consolidated subsidiaries’ (collectively, the “Company” or “Avnet”), is a global technology solutions company with an extensive ecosystem delivering design, product, marketing and supply chain expertise for customers at every stage of the product lifecycle. Avnet transforms ideas into intelligent solutions, reducing the time, cost and complexities of bringing products to market around the world. Founded in 1921 and incorporated in New York in 1955, the Company works with over 1,400 technology suppliers to serve 2.1 million customers in more than 140 countries.

Avnet has two primary operating groups — Electronic Components (“EC”) and Farnell (“Farnell”). Both operating groups have operations in each of the three major economic regions of the world: (i) the Americas, (ii) EMEA and (iii) Asia. A summary of each operating group is provided in Note 13, “Segment information” to the Company’s consolidated financial statements included in this Quarterly Report on Form 10-Q.

Results of Operations

Executive Summary

Sales of $4.53 billion were down 10.2% year over year and 9.4% in constant currency as compared to prior fiscal year second quarter sales of $5.05 billion. Both operating groups in all three regions contributed to the year-over-year decline in sales as the global industry-wide slowdown resulted in weaker year over year demand.

Gross profit margin of 11.6% decreased 89 basis points compared to 12.5% in the second quarter of fiscal 2019 primarily due to gross profit margin declines in both operating groups.

Operating income of $46.5 million decreased $49.6 million or 51.6% as compared to the second quarter of fiscal 2019. Operating income margin was 1.0% in the second quarter of fiscal 2020 as compared with a 1.9% in the second quarter of fiscal 2019. Both periods included amortization and restructuring, integration and other expenses. Excluding these expenses from both periods, adjusted operating income margin was 1.8% in the second quarter of fiscal 2020 as compared to 3.5% in the second quarter of fiscal 2019, a decline of 173 basis points. The decrease in adjusted operating income and adjusted operating income margin is primarily due to the decrease in sales and gross profit margin, partially offset by reductions in operating expenses from the Company’s restructuring and integration efforts.

Sales

The following tables present reported and organic sales growth rates for the second quarter and first six months of fiscal 2020 as compared to fiscal 2019.

	Second Quarters Ended
				As Reported
	Sales	Sales	As Reported	and Organic
	as Reported	as Reported	and	Year-Year %
	and Organic	and Organic	Organic	Change in
	Fiscal	Fiscal	Year-Year	Constant
	2020 (1)	2019 (2)	% Change	Currency
	(Dollars in thousands)
Avnet	$4,534,806	$5,048,980	(10.2)%	(9.4)%
Avnet by region
Americas	$1,186,582	$1,300,423	(8.8)%	(8.8)%
EMEA	1,425,859	1,668,575	(14.6)	(12.1)
Asia	1,922,365	2,079,982	(7.6)	(7.7)
Avnet by operating group
EC	$4,203,629	$4,680,714	(10.2)%	(9.5)%
Farnell	331,177	368,266	(10.1)	(9.1)

___________

(1)	Sales from acquisitions in the second quarter of fiscal 2020 were not material.
(2)	Sales from the acquisition in the second quarter of fiscal 2019 was not material.

	Six Months Ended
				As Reported
	Sales	Sales	As Reported	and Organic
	as Reported	as Reported	and	Year-Year %
	and Organic	and Organic	Organic	Change in
	Fiscal	Fiscal	Year-Year	Constant
	2020 (1)	2019 (2)	% Change	Currency
	(Dollars in thousands)
Avnet	$9,164,814	$10,138,859	(9.6)%	(8.6)%
Avnet by region
Americas	$2,402,339	$2,572,216	(6.6)%	(6.6)%
EMEA	2,896,782	3,383,492	(14.4)	(11.3)
Asia	3,865,693	4,183,151	(7.6)	(7.7)
Avnet by operating group
EC	$8,497,815	$9,391,540	(9.5)%	(8.6)%
Farnell	666,999	747,319	(10.8)	(9.0)

___________

(1)	Sales from acquisitions in the second quarter of fiscal 2020 were not material.
(2)	Sales from the acquisition in the second quarter of fiscal 2019 was not material.

Sales of $4.53 billion for the second quarter of fiscal 2020 were down $514.2 million, or 10.2%, from the prior year second quarter sales of $5.05 billion. Sales in constant currency decreased 9.4% over the prior year second quarter with all three regions of both operating groups contributing to the decline. These decreases are primarily due to the current industry-wide economic downturn, which began in the second half of fiscal 2019.

EC sales of $4.20 billion in the second quarter of fiscal 2020 decreased $477.1 million or 10.2% from the prior year second quarter sales of $4.68 billion. EC sales in constant currency declined 9.5% year over year. Farnell sales for the second quarter of fiscal 2020 were $331.2 million, a decrease of $37.1 million or 10.1% from the prior year second quarter sales of $368.3 million. Farnell sales in constant currency declined 9.1% year over year.

On a regional basis, sales declined 8.8% in the Americas, 12.1% in EMEA in constant currency and 7.7% in Asia in constant currency. All the regional declines are primarily due to the industry-wide economic downturn impacting the demand for electronic components.

Sales for the first six months of fiscal 2020 were $9.16 billion, a decline $974.0 million as compared to sales of $10.14 billion for the first six months of fiscal 2019. These decreases are primarily due to the current industry-wide economic downturn, which began in the second half of fiscal 2019.

As a result of the notification the Company received from Texas Instruments (“TI”) in the second quarter of fiscal 2020 related to the termination of the Company’s distribution agreement, the Company may experience lower sales and gross profit in the future if the impact of the termination is not offset by sales growth, gross margin improvements or operating cost reductions from strategic initiatives designed to mitigate such impacts. Sales from TI products represented approximately 10% of total sales in fiscal 2019.

Gross Profit and Gross Profit Margins

Gross profit for the second quarter of fiscal 2020 was $525.6 million, a decrease of $104.4 million, or 16.6%, from the second quarter of fiscal 2019 gross profit of $630.0 million driven primarily by the decline in sales. Gross profit margin decreased to 11.6% or 89 basis points from the second quarter of fiscal 2019 gross profit margin of 12.5% driven by declines in gross profit margin in both operating groups. The declines in gross profit margin in both operating groups are primarily due to a combination of product and customer mix, geographical market mix and overall declines in gross profit margin due to current market conditions.

Gross profit and gross margins were $1.07 billion and 11.7%, respectively, for the first six months of fiscal 2020 as compared with $1.27 billion and 12.5%, respectively, for the first six months of fiscal 2019.

Selling, General and Administrative Expenses

Selling, general and administrative expenses (“SG&A expenses”) were $464.9 million in the second quarter of fiscal 2020, a decrease of $6.9 million, or 1.5%, from the second quarter of fiscal 2019. The year-over-year decrease in SG&A expenses was primarily due to a reduction of expenses resulting from management’s restructuring programs, the impact of changes in foreign currency translation rates year over year and from the decline in sales, partially offset by increases in SG&A expenses to fund strategic investments and initiatives.

Metrics that management monitors with respect to its operating expenses are SG&A expenses as a percentage of sales and as a percentage of gross profit. In the second quarter of fiscal 2020, SG&A expenses as a percentage of sales were 10.3% and as a percentage of gross profit were 88.4%, as compared with 9.3% and 74.9%, respectively, in the second quarter of fiscal 2019. The increase in SG&A expenses as a percentage of both sales and gross profit is primarily the result of the decrease in sales and gross profit margin, partially offset by the decline in SG&A expenses.

SG&A expenses for the first six months of fiscal 2020 were $921.4 million, or 10.1% of sales, as compared with $946.9 million, or 9.3% of sales, in the first six months of fiscal 2019. SG&A expenses were 86.2% of gross profit in the first six months of 2020 as compared with 74.7% in the first six months of fiscal 2019.

Restructuring, Integration and Other Expenses

As a result of management’s focus on improving operating efficiencies and further integrating the acquisition of Farnell, the Company has incurred certain restructuring costs. These costs also related to the continued transformation of the Company’s information technology, distribution center footprint and business operations. In addition, the Company incurred integration, accelerated depreciation and other costs. Integration costs are primarily related to the integration of acquired businesses including Farnell, the integration of certain regional and global businesses, and incremental costs incurred as part of the consolidation, relocation, sale and closure of distribution centers and office facilities. Accelerated depreciation relates to the incremental depreciation expense incurred related to the shortening of the estimated useful life for certain information technology assets. Other costs consist primarily of any other miscellaneous costs that relate to restructuring, integration and other expenses including acquisition related costs.

The Company recorded restructuring, integration and other expenses of $14.3 million during the second quarter of fiscal 2020. The Company recorded $9.5 million of restructuring costs in the second quarter of fiscal 2020, which are expected to provide approximately $15.0 million in annual operating expense savings once such restructuring actions are completed. During the second quarter of fiscal 2020, the Company also incurred integration costs of $2.8 million, accelerated depreciation expense of $2.7 million, other costs of $0.5 million and a reversal of $1.2 million for changes in estimates for costs associated with prior year restructuring actions. The after-tax impact of restructuring, integration and other expenses were $10.9 million and $0.11 per share on a diluted basis.

During the first six months of fiscal 2020, the Company incurred restructuring costs of $27.8 million, integration costs of $4.5 million, accelerated depreciation of $5.4 million, other costs of $2.6 million and reversals of $1.4 million for changes in estimates for costs associated with prior year restructuring actions. The after tax impact of restructuring, integration and other expenses for the first six months of fiscal 2020 was $29.2 million and $0.29 per share on a diluted basis.

Comparatively, in the second quarter of fiscal 2019, restructuring, integration and other expenses were $62.3 million. The after-tax impact of restructuring, integration, and other expenses was $46.6 million and $0.42 per share on a diluted basis.

In the first six months of fiscal 2019, restructuring, integration and other expenses were $77.0 million. The after tax impact of restructuring, integration and other expenses for the first six months of fiscal 2019 was $58.1 million and $0.51 per share on a diluted basis.

See Note 14 “Restructuring expenses” to the Company’s consolidated financial statements included in this Quarterly Report on Form 10-Q.

Operating Income

Operating income for the second quarter of fiscal 2020 was $46.5 million, a decrease of $49.6 million, or 51.6%, from the second quarter of fiscal 2019 operating income of $96.1 million. The year over year decrease in operating income was primarily driven by the decline in sales and gross profit margin partially offset by the reduction in SG&A expenses as compared to the second quarter of fiscal 2019. Adjusted operating income for the second quarter of fiscal 2020 was $82.2 million, a decrease of $96.6 million, or 54.0%, from the second quarter of fiscal 2019. The year over year decrease in adjusted operating income was primarily driven by the decline in sales and gross profit margin, partially offset by the reduction in SG&A expenses.

EC operating income margin decreased 117 basis points year over year to 2.2% and Farnell operating income margin decreased 473 basis points year over year to 6.0%. These declines were primarily driven by the decline in sales and gross profit margin, partially offset by the reduction in SG&A expenses.

Operating income for the first six months of fiscal 2020 was $109.2 million, or 1.2% of consolidated sales, as compared with operating income of $242.9 million, or 2.4% of consolidated sales in the first six months of fiscal 2019. Adjusted operating income for the first six months of fiscal 2020 was $189.6 million, a decrease of $171.7 million, or 47.5%, from the first six months of fiscal 2019. The year over year decrease in adjusted operating income was primarily driven by the decline in sales and gross profit margin, partially offset by the reduction in SG&A expenses.

Interest and Other Financing Expenses, Net and Other (Expense) Income, Net

Interest and other financing expenses in the second quarter of fiscal 2020 was $33.9 million, an increase of $0.2 million or 0.6%, as compared with interest and other financing expenses of $33.7 million in the second quarter of fiscal 2019. Interest and other financing expenses in the first six months of fiscal 2020 was $67.5 million, an increase of $3.7 million or 5.8%, as compared with interest and other financing expenses of $63.8 million in the first six months of fiscal

2019. The increase in interest and other financing expenses in the first six months of fiscal 2020 compared to the first six months of fiscal 2019 was primarily related to increased expenses in foreign regions to finance working capital needs.

During the second quarter of fiscal 2020, the Company had $0.5 million of other expense as compared with $2.6 million of other income in the second quarter of fiscal 2019. During the first six months of fiscal 2020, the Company had $4.4 million of other income as compared with $0.7 million of other income in the first six months of fiscal 2019. The year over year differences in other income was primarily due to differences in foreign currency exchange rates between fiscal 2020 and fiscal 2019.

Income Tax Expense

The Company’s effective tax rate on its income from continuing operations before taxes was 56.8% in the second quarter of fiscal 2020. During the second quarter of fiscal 2020, the Company’s effective tax rate was unfavorably impacted primarily by (i) a valuation allowance against interest deduction deferred tax assets, partially offset by (ii) the mix of income in lower tax jurisdictions.

During the second quarter of fiscal 2019, the Company’s effective tax rate on its income before income taxes from continuing operations of 43.3% was unfavorably impacted primarily by (i) an adjustment to the one-time mandatory deemed repatriation tax liability recorded under the requirements of recent tax law and regulation changes in the United States (the “Act”) and (ii) increases in unrecognized tax benefits, partially offset by (iii) the mix of income in lower tax jurisdictions, and (iv) the release of valuation allowances against deferred tax assets that were deemed to be realizable.

For the first six months of fiscal 2020, the Company’s effective tax rate on its income before income taxes from continuing operations was a benefit of 1.8%. The effective tax rate for the first six months of fiscal 2020 was favorably impacted primarily by (i) the release of unrecognized tax benefit reserves net of settlements and (ii) the mix of income in lower tax jurisdictions, partially offset by (iii) a valuation allowance against interest deduction deferred tax assets.

For the first six months of fiscal 2019, the Company’s effective tax rate on its income before income taxes from continuing operations of 33.1% was unfavorably impacted primarily by (i) an adjustment to the one-time mandatory deemed repatriation tax liability recorded under the requirements of the Act and (ii) increases in unrecognized tax benefits, partially offset by (iii) an adjustment to the provisional deferred tax impacts of the Act, (iv) the mix of income in lower tax jurisdictions, and (v) the release of valuation allowances against deferred tax assets that were deemed to be realizable.

See Note 8 “Income taxes” to the Company’s consolidated financial statements included in this Quarterly Report on Form 10-Q.

Loss from Discontinued Operations

Loss from discontinued operations was $1.5 million in the second quarter and first six months of fiscal 2020.

Loss from discontinued operations was $0.4 million and $0.2 million in the second quarter and first six months of fiscal 2019.

Net Income

As a result of the factors described in the preceding sections of this MD&A, the Company’s net income for the second quarter of fiscal 2020 was $3.7 million, or $0.04 per share on a diluted basis, as compared with $36.4 million, or $0.33 per share on a diluted basis, in the second quarter of fiscal 2019.

As a result of the factors described in the preceding sections of this MD&A, the Company’s net income for the first six months of fiscal 2020 was $45.4 million, or $0.44 per share on a diluted basis, as compared with $120.1 million, or $1.05 per share on a diluted basis, in the first six months of fiscal 2019.

LIQUIDITY AND CAPITAL RESOURCES

Cash Flow

Cash Flow from Operating Activities

During the first six months of fiscal 2020, the Company generated $344.2 million of cash flow from operations for continuing operations compared to $12.8 million of cash used in the first six months of fiscal 2019. These operating cash flows were comprised of: (i) cash flow generated from net income from continuing operations, adjusted for the impact of non-cash and other items, which includes depreciation and amortization expenses, deferred income taxes, stock-based compensation expense, amortization of operating lease assets and other non-cash items (including provisions for doubtful accounts and net periodic pension costs) and (ii) cash flows used for, or generated from, working capital and other, excluding cash and cash equivalents. Cash generated from working capital and other was $155.2 million during the first six months of fiscal 2020, including decreases in accounts receivable of $185.6 million and inventories of $94.2 million, offset by decreases in accounts payable of $52.7 million and accrued expenses and other of $71.9 million. Comparatively, cash used for working capital and other was $361.8 million during the first six months of fiscal 2019, including an increase in inventories of $209.6 million and decreases in accounts payable of $205.3 million and accrued expenses and other of $140.5 million, partially offset by a decrease in accounts receivable of $193.5 million.

Cash Flow from Financing Activities

During the first six months of fiscal 2020, the Company made net repayments of $35.4 million under the Securitization Program. During the first six months of fiscal 2020, the Company paid dividends on common stock of $42.4 million and repurchased $198.6 million of common stock.

During the first six months of fiscal 2019, the Company received net proceeds of $366.0 million under the Securitization Program and repaid $59.4 million from borrowings of various bank credit facilities. During the first six months of fiscal 2019, the Company paid dividends on common stock of $44.7 million and repurchased $335.4 million of common stock. Additionally, included in other, net is approximately $18.2 million of cash received from the exercises of stock options.

Cash Flow from Investing Activities

During the first six months of fiscal 2020, the Company used $44.3 million for capital expenditures primarily related to warehouse and facilities, and information technology hardware and software costs compared to $70.2 million for capital expenditures in the first six months of fiscal 2019. During the first six months of fiscal 2020, the Company used $51.5 million of cash for acquisitions, which is net of the cash acquired, compared to $62.5 million of cash for acquisitions, which is net of cash acquired in the first six months of fiscal 2019. In addition, the Company paid $13.1 million for other investing activities.

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

Financing Transactions

See Note 4, “Debt” to the Company’s consolidated financial statements included in this Quarterly Report on Form 10-Q for additional information on financing transactions including the Credit Facility, the Securitization Program, and other outstanding debt as of December 28, 2019. The Company was in compliance with all covenants under the Credit Facility and the Securitization Program as of December 28, 2019 and June 29, 2019.

The Company has various lines of credit, financing arrangements and other forms of bank debt in the U.S. and various foreign locations to fund the short-term working capital, foreign exchange, overdraft and letter of credit needs of its wholly owned subsidiaries. Outstanding borrowings under such forms of debt at the end of second quarter of fiscal 2020 was $2.2 million.

As an alternative form of financing outside of the United States, the Company sells certain of its trade accounts receivable on a non-recourse basis to third-party financial institutions pursuant to factoring agreements. The Company accounts for these transactions as sales of receivables and presents cash proceeds as cash provided by operating activities in the consolidated statements of cash flows. Factoring fees for the sales of trade accounts receivable are recorded within “Interest and other financing expenses, net” and were not material.

Liquidity

The Company held cash and cash equivalents of $488.8 million as of December 28, 2019, of which $423.3 million was held outside the United States. As of June 29, 2019, the Company held cash and cash equivalents of $546.1 million, of which $476.6 million was held outside of the United States.

As of the end of the second quarter of fiscal 2020, the Company had a combined total borrowing capacity of $1.75 billion under the Credit Facility and the Securitization Program. There were no borrowings outstanding and $3.9 million in letters of credit issued under the Credit Facility and $191.9 million in borrowings outstanding under the Securitization Program, resulting in approximately $1.52 billion of total availability as of December 28, 2019. Availability under the Securitization Program is subject to the Company having sufficient eligible trade accounts receivable in the Americas to support desired borrowings. The Company expects to renew or replace the Securitization Program on similar terms, subject to market conditions, before its maturity in August 2020. The Company expects to redeem the $300.0 million of Notes due June 2020 either through cash on hand or from available borrowing capacity under the Credit Facility and Securitization Program. During the second quarter and first six months of fiscal 2020, the Company had an average daily balance outstanding of approximately $41.2 million and $45.9 million, respectively, under the Credit Facility and approximately $408.6 million and $448.5 million, respectively, under the Securitization Program. During the second quarter and first six months of fiscal 2019, the Company had an average daily balance outstanding of approximately $184.0 million and $91.5 million, respectively, under the Credit Facility and approximately $256.0 million and $161.0 million, respectively, under the Securitization Program.

During periods of weakening demand in the electronic components industry, the Company typically generates cash from operating activities. Conversely, the Company is more likely to use operating cash flows for working capital requirements during periods of higher growth. The Company generated $948.1 million in cash flows from operating activities over the trailing four fiscal quarters ended December 28, 2019 from continuing operations.

Liquidity is subject to many factors, such as normal business operations as well as general economic, financial, competitive, legislative, and regulatory factors that are beyond the Company’s control. To the extent the cash balances held in foreign locations cannot be remitted back to the U.S. in a tax efficient manner, those cash balances are generally used for ongoing working capital, capital expenditure needs and to support acquisitions. In addition, local government regulations may restrict the Company’s ability to move funds among various locations under certain circumstances. Management does not believe such restrictions would limit the Company’s ability to pursue its intended business strategy. Management believes that Avnet’s available borrowing capacity including capacity for the non-recourse sale of trade accounts receivable and the Company’s expected ability to generate operating cash flows in the future will be sufficient to meet its future liquidity needs. The Company may also issue debt or equity securities in the future and management believes the Company will have adequate access to the capital markets, if needed.

Historically the Company has made, and expects to continue to make, strategic investments through acquisition activity to the extent the investments strengthen Avnet’s competitive position, further its business strategies and meet management’s financial return thresholds. As the Company implements operating cost savings restructuring plans, responds to current business environment challenges and pursues ways to become more efficient and cost effective, the Company also expects to use cash for restructuring, integration and other expenses.

As of December 28, 2019, the Company may repurchase up to an aggregate of $505.7 million of shares of the Company’s common stock through a $2.95 billion share repurchase program approved by the Board of Directors. The Company may repurchase stock from time to time at the discretion of management, subject to strategic considerations, market conditions and other factors. The Company may terminate or limit the share repurchase program at any time without prior notice. The timing and actual number of shares repurchased will depend on a variety of factors such as share price, corporate and regulatory requirements, and prevailing market conditions. Additionally, the Company currently expects to pay quarterly cash dividends on shares of its common stock, subject to approval of the Board of Directors. During the second quarter of fiscal 2020, the Board of Directors approved a dividend of $0.21 per share, which resulted in $21.0 million of dividend payments during the quarter.

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

See Item 7A, Quantitative and Qualitative Disclosures About Market Risk, in the Company’s Annual Report on Form 10-K for the fiscal year ended June 29, 2019, for further discussion of market risks associated with foreign currency exchange rates and interest rates. Avnet’s exposure to such risks has not changed materially since June 29, 2019, as the Company continues to economically hedge the majority of its foreign currency exchange exposures. Thus, any increase or decrease in fair value of the Company’s forward foreign currency exchange contracts is generally offset by an opposite effect on the related economically hedged position. For interest rate risk, the Company continues to maintain a combination of fixed and variable rate debt to mitigate the exposure to fluctuations in market interest rates.

See Liquidity and Capital Resources — Financing Transactions appearing in Item 2 of this Quarterly Report on Form 10-Q for further discussion of the Company’s financing transactions and capital structure. As of December 28, 2019, 89% of the Company’s debt bears interest at a fixed rate and 11% of the Company’s debt bears interest at variable rates. Therefore, a hypothetical 1.0% (100 basis points) increase in interest rates would result in a $0.5 million decrease in income from continuing operations before income taxes in the Company’s consolidated statement of operations for the second quarter of fiscal 2020.

Item 4.	Controls and Procedures

The Company’s management, including its Chief Executive Officer and Chief Financial Officer, have evaluated the effectiveness of the Company’s disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) as of the end of the reporting period covered by this Quarterly Report on Form 10-Q. Based on such evaluation, the Chief Executive Officer and Chief Financial Officer have concluded that, as of the end of the period covered by this Quarterly Report on Form 10-Q, the Company’s disclosure controls and procedures are effective such that material information required to be disclosed by the Company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified by the Securities and Exchange Commission’s rules and forms and is accumulated and communicated to management, including the Company’s principal executive officer and principal financial officer, as appropriate, to allow timely decisions regarding required disclosure.

During the second quarter of fiscal 2020, there were no changes to the Company’s internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) of the Exchange Act) that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

The discussion of the Company’s business and operations should be read together with the risk factors contained in Item 1A of its Annual Report on Form 10-K for the fiscal year ended June 29, 2019, which describe various risks and uncertainties to which the Company is or may become subject. These risks and uncertainties have the potential to affect the Company’s business, financial condition, results of operations, cash flows, strategies or prospects in a material and adverse manner. As of December 28, 2019, there have been no material changes to the risk factors set forth in the Company’s Annual Report on Form 10-K for the fiscal year ended June 29, 2019.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

In August 2019, the Company’s Board of Directors amended the Company’s existing share repurchase program, increasing the cumulative total of authorized share repurchases to $2.95 billion of the Company’s common stock. The following table includes the Company’s monthly purchases of the Company’s common stock during the second quarter of fiscal 2020 under the share repurchase program which is part of a publicly announced plan.

			Total Number of	Approximate Dollar
	Total	Average	Shares Purchased	Value of Shares That
	Number	Price	as Part of Publicly	May Yet Be
	of Shares	Paid per	Announced Plans	Purchased under the
Period	Purchased	Share	or Programs	Plans or Programs
September 29 – October 26	756,562	$40.88	756,562	$562,369,000
October 27 – November 23	678,900	$40.54	678,900	$534,844,000
November 24 – December 28	699,929	$41.59	699,929	$505,736,000

Item 6.	Exhibits

Exhibit
Number	Exhibit

31.1*	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2*	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1**	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2**	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS*	XBRL - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.

101.SCH*	XBRL Taxonomy Extension Schema Document.

101.DEF*	XBRL Taxonomy Extension Definition Linkbase Document.

101.CAL*	XBRL Taxonomy Extension Calculation Linkbase Document.

101.LAB*	XBRL Taxonomy Extension Label Linkbase Document.

101.PRE*	XBRL Taxonomy Extension Presentation Linkbase Document.

*	Filed herewith.
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

Date: January 24, 2020

AVNET, INC.

By:	/s/ THOMAS LIGUORI
Thomas Liguori
Chief Financial Officer